Form 10-Q
period 2012-03-31
Delphi Automotive PLC
filed 2012-04-26
CIK 1521332

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .

Commission file number: 001-35346

DELPHI AUTOMOTIVE PLC

(Exact name of registrant as specified in its charter)

Jersey	98-1029562
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Courtney Road

Hoath Way

Gillingham, Kent ME8 0RU

United Kingdom

(Address of principal executive offices)

011-44-163-423-4422

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒.    No  ☐.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒.    No  ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐.	Accelerated filer	☐.

Non-accelerated filer	☒. (Do not check if a smaller reporting company)	Smaller reporting company	☐.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐.    No  ☒.

The number of the registrant’s ordinary shares outstanding, $0.01 par value per share as of April 20, 2012, was 328,244,510.

DELPHI AUTOMOTIVE PLC

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DELPHI AUTOMOTIVE PLC

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended
	March 31,
	2012	2011
	(in millions, except per share amounts)
Net sales	$4,092	$3,997
Operating expenses:
Cost of sales	3,373	3,353
Selling, general and administrative	228	205
Amortization	21	18
Restructuring (Note 7)	6	9

Total operating expenses	3,628	3,585

Operating income	464	412
Interest expense	(35)	(6)
Other income, net (Note 14)	7	3

Income before income taxes and equity income	436	409
Income tax expense	(77)	(116)

Income before equity income	359	293
Equity income, net of tax	4	17

Net income	363	310
Net income attributable to noncontrolling interest	21	19

Net income attributable to Delphi	$342	$291

Basic net income per share:
Basic net income per share attributable to Delphi	$1.04	$0.42

Weighted average number of basic shares outstanding	328.24	686.99

Diluted net income per share:
Diluted net income per share attributable to Delphi	$1.04	$0.42

Weighted average number of diluted shares outstanding	328.47	686.99

See notes to consolidated financial statements.

DELPHI AUTOMOTIVE PLC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended March 31,
	2012	2011
	(in millions)
Net income:	$363	$310
Other comprehensive income (loss):
Currency translation adjustments	78	67
Net change in unrecognized gain (loss) on derivative instruments, net of tax (a) (Note 13)	51	(1)
Employee benefit plans adjustment, net of tax (b) (Note 9)	—	2

Other comprehensive income	129	68

Comprehensive income	492	378
Comprehensive income attributable to noncontrolling interests	22	21

Comprehensive income attributable to Delphi	$470	$357

(a)	Other comprehensive income (loss) is net of a $29 million tax effect and a $2 million tax effect related to unrecognized gain (loss) on derivative instruments for the three months ended March 31, 2012 and 2011, respectively.
(b)	Other comprehensive income is net of a $1 million tax effect related to employee benefit plans adjustments for the three months ended March 31, 2011.

See notes to consolidated financial statements.

DELPHI AUTOMOTIVE PLC

CONSOLIDATED BALANCE SHEETS

	March 31, 2012 (Unaudited)	December 31, 2011
	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$1,412	$1,363
Restricted cash	13	9
Accounts receivable, net	2,854	2,459
Inventories (Note 3)	1,137	1,054
Other current assets (Note 4)	600	616

Total current assets	6,016	5,501
Long-term assets:
Property, net	2,403	2,315
Investments in affiliates	209	257
Intangible assets, net (Note 2)	580	596
Other long-term assets (Note 4)	480	459

Total long-term assets	3,672	3,627

Total assets	$9,688	$9,128

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt (Note 8)	$89	$107
Accounts payable	2,469	2,397
Accrued liabilities (Note 5)	1,330	1,208

Total current liabilities	3,888	3,712
Long-term liabilities:
Long-term debt (Note 8)	1,996	1,996
Pension benefit obligations	694	674
Other long-term liabilities (Note 5)	465	575

Total long-term liabilities	3,155	3,245

Total liabilities	7,043	6,957

Commitments and contingencies (Note 10)
Shareholders’ equity:
Preferred shares, $0.01 par value per share, 50,000,000 shares authorized, none issued and outstanding	—	—
Ordinary shares, $0.01 par value per share, 1,200,000,000 shares authorized, 328,244,510 issued and outstanding	3	3
Additional paid-in-capital	1,762	1,758
Retained earnings	452	110
Accumulated other comprehensive (loss) income	(55)	(183)

Total Delphi shareholders’ equity	2,162	1,688
Noncontrolling interest	483	483

Total shareholders’ equity	2,645	2,171

Total liabilities and shareholders’ equity	$9,688	$9,128

See notes to consolidated financial statements.

DELPHI AUTOMOTIVE PLC

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
	2012	2011
	(in millions)
Cash flows from operating activities:
Net income	$363	$310
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	93	99
Amortization	21	18
Amortization of deferred issuance costs	4	—
Restructuring expense, net of cash paid	(14)	(21)
Deferred income taxes	3	2
Pension benefit expenses	17	19
Income from equity method investments, net of dividends received	21	(9)
Gain on investments and extinguishment of debt	(2)	(1)
Share-based compensation	4	2
Changes in operating assets and liabilities:
Accounts receivable, net	(395)	(487)
Inventories	(83)	(100)
Other current assets	(5)	(49)
Accounts payable	201	271
Accrued and other long-term liabilities	52	156
Other, net	27	(37)
Pension contributions	(14)	(17)

Net cash provided by operating activities	293	156

Cash flows from investing activities:
Capital expenditures	(260)	(181)
Maturity of time deposits	—	550
Proceeds from sale of property / investments	3	47
(Increase) decrease in restricted cash	(4)	25
Acquisition of minority held shares	(16)	(5)
Dividends from equity method investments in excess of earnings	37	—
Other, net	—	(3)

Net cash (used in) provided by investing activities	(240)	433

Cash flows from financing activities:
Net (repayments) borrowings under other short-term debt agreements	(18)	14
Proceeds from issuance of senior secured term loans, net of issuance costs	—	2,396
Repayment of five-year notes	—	(57)
Dividend payments of consolidated affiliates to minority shareholders	(5)	—
Redemption of membership interests	—	(4,557)

Net cash used in financing activities	(23)	(2,204)

Effect of exchange rate fluctuations on cash and cash equivalents	19	29

Increase (decrease) in cash and cash equivalents	49	(1,586)
Cash and cash equivalents at beginning of period	1,363	3,219

Cash and cash equivalents at end of period	$1,412	$1,633

See notes to consolidated financial statements.

DELPHI AUTOMOTIVE PLC

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(Unaudited)

	Ordinary Shares
	Number of Shares	Amount	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)		Total Delphi Shareholders’ Equity	Noncontrolling Interest	Total Shareholders’ Equity
	(in millions)
Balance at January 1, 2012	328	$3	$1,758	$110	$(183	)(a)	$1,688	$483	$2,171
Net income	—	—	—	342	—		342	21	363
Other comprehensive income	—	—	—	—	128		128	1	129
Dividends	—	—	—	—	—		—	(5)	(5)
Acquisition of minority interest	—	—	—	—	—		—	(17)	(17)
Share based compensation	—	—	4	—	—		4	—	4

Balance at March 31, 2012	328	$3	$1,762	$452	$(55	)(b)	$2,162	$483	$2,645

(a)	As of January 1, 2012, Accumulated Other Comprehensive Loss totaled $183 million (net of a $31 million tax effect) and included:
•	A loss from currency translation adjustments and other of $120 million;
•	A loss from net changes in unrecognized income on derivative instruments of $45 million (net of a $26 million tax effect); and
•	A loss from employee benefit plans adjustments of $18 million (net of a $5 million tax effect)

(b)	As of March 31, 2012, Accumulated Other Comprehensive Loss totaled $55 million (net of a $2 million tax effect) and included:
•	A loss from currency translation adjustments and other of $43 million;
•	A gain from net changes in unrecognized income on derivative instruments of $6 million (net of a $3 million tax effect); and
•	A loss from employee benefit plans adjustments of $18 million (net of a $5 million tax effect)

See notes to consolidated financial statements.

DELPHI AUTOMOTIVE PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. GENERAL

General and basis of presentation—“Delphi” and the “Company” refer to Delphi Automotive PLC, a public limited company which was formed under the laws of Jersey on May 19, 2011, together with its subsidiaries, including Delphi Automotive LLP, a limited liability partnership incorporated under the laws of England and Wales which was formed on August 19, 2009 for the purpose of acquiring certain assets of the former Delphi Corporation, and became a subsidiary of Delphi Automotive PLC in connection with the completion of the Company’s initial public offering on November 22, 2011. The former Delphi Corporation (now known as DPH Holdings Corp. (“DPHH”)) and, as the context may require, its subsidiaries and affiliates, are referred to herein as the “Predecessor”. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The consolidated financial statements and notes thereto included in this report should be read in conjunction with Delphi’s 2011 Annual Report on Form 10-K.

Nature of operations—Delphi is a leading global vehicle components manufacturer and provides electrical and electronic, powertrain, safety and thermal technology solutions to the global automotive and commercial vehicle markets. Delphi operates manufacturing facilities and technical centers utilizing a regional service model that enables the Company to efficiently and effectively serve its global customers from low cost countries. In line with the growth in emerging markets, Delphi has been increasing its focus on these markets, particularly in China, where the Company has a major manufacturing base and strong customer relationships.

Acquisition and acquisition accounting—On October 6, 2009 (the “Acquisition Date”), Delphi acquired the businesses (other than the global steering business and the manufacturing facilities in the United States (“U.S.”) in which the hourly employees are represented by the International Union, United Automobile, Aerospace and Agricultural Implement Workers of America) of the Predecessor (the “Acquisition”). In accordance with Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) 805, Business Combinations, as of the Acquisition Date, the Company recognized and measured the fair value of the identifiable assets acquired and the liabilities assumed from the Predecessor.

2. SIGNIFICANT ACCOUNTING POLICIES

Consolidation—The consolidated financial statements include the accounts of Delphi and domestic and non-U.S. subsidiaries in which Delphi holds a controlling financial or management interest and variable interest entities of which Delphi has determined that it is the primary beneficiary. Delphi’s share of the earnings or losses of non-controlled affiliates, over which Delphi exercises significant influence (generally a 20% to 50% ownership interest), is included in the consolidated operating results using the equity method of accounting. All adjustments, consisting of only normal recurring items, which are necessary for a fair presentation, have been included. The results for interim periods are not necessarily indicative of results that may be expected from any other interim period or for the full year and may not necessarily reflect the consolidated results of operations, financial position and cash flows of Delphi in the future. All significant intercompany transactions and balances between consolidated Delphi businesses have been eliminated.

During the three months ended March 31, 2012, Delphi received a dividend of $62 million from one of its equity method investments. The dividend was recognized as a reduction to the investment with $25 million representing a return on investment included in cash flows from operating activities and $37 million representing a return of capital investment and included in cash flows from investing activities.

Use of estimates—Preparation of consolidated financial statements in conformity with U.S. GAAP requires the use of estimates and assumptions that affect amounts reported therein. Generally, matters subject to estimation and judgment include amounts related to accounts receivable realization, inventory obsolescence, asset impairments, useful lives of intangible and fixed assets, deferred tax asset valuation allowances, income taxes, pension benefit plan assumptions, accruals related to litigation, warranty costs, environmental remediation costs, worker’s compensation accruals and healthcare accruals. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may be based upon amounts that differ from those estimates.

Membership interests—At the Acquisition Date, the outstanding common stock of the Predecessor was cancelled and membership interests in Delphi Automotive LLP were issued to Delphi’s owners. On March 31, 2011, all of the outstanding Class A and Class C membership interests held by General Motors Company (“GM”) and Pension Benefit Guaranty Corporation (“PBGC”) were redeemed, respectively, for approximately $4.4 billion.

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

Prior to the initial public offering, total membership interests and net income were allocated among the respective classes based on the cumulative distribution provisions of the Fourth Amended and Restated Limited Liability Partnership Agreement of Delphi Automotive LLP (the “Fourth LLP Agreement”). Refer to Note 12. Shareholders’ Equity and Net Income Per Share for additional information.

Net income per share—Basic net income per share is computed by dividing net income attributable to Delphi by the weighted–average number of ordinary shares outstanding during the period. Diluted net income per share reflects the weighted average dilutive impact of all potentially dilutive securities from the date of issuance and is computed using the treasury stock method by dividing net income attributable to Delphi by the diluted weighted-average number of ordinary shares outstanding. See Note 12. Shareholders’ Equity and Net Income Per Share for additional information including the calculation of basic and diluted net income per share.

Cash and cash equivalents—Cash and cash equivalents are defined as short-term, highly liquid investments with original maturities of three months or less.

Intangible assets—Intangible assets were $580 million and $596 million as of March 31, 2012 and December 31, 2011, respectively. In general, definite-lived intangible assets are being amortized over their useful lives, normally 6-20 years. Costs to renew or extend the term of acquired intangible assets are recognized as expense as incurred. Amortization expense was $21 million and $18 million for the three months ended March 31, 2012 and 2011, respectively.

Customer concentrations—Sales to GM were approximately 18% and 20% of our total net sales for the three months ended March 31, 2012 and 2011, respectively. Accounts and other receivables due from GM were $496 million and $382 million as of March 31, 2012 and December 31, 2011, respectively. No other single customer accounted for a significant portion of Delphi’s consolidated net sales in any period presented.

Recently issued accounting pronouncements—In May 2011, the FASB issued Accounting Standards Update 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in US GAAP and IFRSs, which updates the definition of fair value and measurement criteria to bring them into agreement with IFRSs (which are also changed to agree with U.S. GAAP). The guidance is effective for interim and annual periods beginning after December 15, 2011. The adoption of this guidance on January 1, 2012 did not have a significant impact on Delphi’s financial statements other than providing the required disclosures.

3. INVENTORIES

Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or market, including direct material costs and direct and indirect manufacturing costs. A summary of inventories is shown below:

	March 31, 2012	December 31, 2011
	(in millions)
Productive material	$620	$594
Work-in-process	149	144
Finished goods	368	316

Total	$1,137	$1,054

4. ASSETS

Other current assets consisted of the following:

	March 31, 2012	December 31, 2011
	(in millions)
Value added tax receivable	$235	$226
Deferred income taxes	167	183
Prepaid insurance and other expenses	88	93
Notes receivable	26	24
Debt issuance costs (Note 8)	17	17
Income and other taxes receivable	20	36
Deposits to vendors	13	12
Derivative financial instruments (Note 13)	13	4
Other	21	21

Total	$600	$616

Other long-term assets consisted of the following:

	March 31, 2012	December 31, 2011
	(in millions)
Deferred income taxes	$213	$204
Debt issuance costs (Note 8)	67	71
Income and other taxes receivable	65	58
Reimbursable engineering costs	40	41
Value added tax receivable	36	35
Derivative financial instruments (Note 13)	6	—
Other	53	50

Total	$480	$459

5. LIABILITIES

Accrued liabilities consisted of the following:

	March 31, 2012	December 31, 2011
	(in millions)
Payroll-related obligations	$234	$214
Employee benefits, including current pension obligations	65	145
Executive long-term incentive plan (Note 16)	153	—
Income and other taxes payable	314	257
Warranty obligations (Note 6)	173	182
Restructuring (Note 7)	48	55
Customer deposits	23	20
Deferred income taxes	30	28
Derivative financial instruments (Note 13)	11	43
Accrued interest	25	10
Other	254	254

Total	$1,330	$1,208

Other long-term liabilities consisted of the following:

	March 31, 2012	December 31, 2011
	(in millions)
Environmental (Note 10)	$17	$17
Executive long-term incentive plan (Note 16)	—	107
Extended disability benefits	10	10
Warranty obligations (Note 6)	151	133
Restructuring (Note 7)	35	41
Payroll-related obligations	10	10
Accrued income taxes	41	46
Deferred income taxes	149	134
Derivative financial instruments (Note 13)	2	26
Other	50	51

Total	$465	$575

6. WARRANTY OBLIGATIONS

Expected warranty costs for products sold are recognized principally at the time of sale of the product based on estimates of the amount that will eventually be required to settle such obligations. These accruals are based on factors such as past experience, production changes, industry developments and various other considerations. These estimates are adjusted from time to time based on facts and circumstances that impact the status of existing claims. Delphi has recognized its best estimate for its total aggregate warranty reserves across all of its operating segments as of March 31, 2012. The estimated reasonably possible amounts to ultimately resolve all matters are not materially different from the recorded reserves as of March 31, 2012.

The table below summarizes the activity in the product warranty liability for the three months ended March 31, 2012:

Warranty Obligations
(in millions)
Accrual balance at beginning of period	$315
Provision for estimated warranties incurred during the period	19
Provision for changes in estimate for pre-existing warranties	7
Settlements made during the period (in cash or in kind)	(26)
Foreign currency translation and other	9

Accrual balance at end of period	$324

In March 2011, Delphi reached a settlement with its customer related to warranty claims on certain components supplied by Delphi’s Powertrain segment and reflected a change in its previous estimate of probable loss as a result of the settlement agreement by recognizing $76 million of warranty expense in cost of sales. This adjustment resulted in a corresponding $76 million decrease in net income attributable to Delphi and a corresponding unfavorable earnings per share impact of $0.11 for the three months ended March 31, 2011. In April 2011, in accordance with the terms of the settlement agreement, Delphi made a payment of €90 million (approximately $133 million at April 30, 2011 exchange rates) related to this matter. In April 2012, Delphi made the final scheduled payment of €60 million (approximately $80 million at March 31, 2012 exchange rates) related to this matter.

7. RESTRUCTURING

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

The table below summarizes the activity in the restructuring liability for the three months ended March 31, 2012:

	Employee Termination Benefits Liability	Other Exit Costs Liability	Total
	(in millions)
Accrual balance at January 1, 2012	$86	$10	$96
Provision for estimated expenses incurred during the period	5	1	6
Payments made during the period	(19)	(1)	(20)
Foreign currency and other	2	(1)	1

Accrual balance at March 31, 2012	$74	$9	$83

Delphi has initiated several programs to streamline operations and lower costs. As part of Delphi’s ongoing efforts to lower costs and operate efficiently, the Company recorded $6 million and $9 million of restructuring costs during the three months ended March 31, 2012 and 2011, respectively, primarily related to plant closures and programs related to the rationalization of manufacturing and engineering processes. These restructuring costs were primarily incurred by the Company’s Powertrain and Electrical/Electronic Architecture segments.

8. DEBT

The following is a summary of debt outstanding, net of discounts of approximately $2 million related to the Tranche A Term Loan and the Tranche B Term Loan, defined below, as of March 31, 2012 and December 31, 2011:

	March 31, 2012	December 31, 2011
	(in millions)
Accounts receivable factoring	$53	$54
5.875%, senior notes, due 2019	500	500
6.125%, senior notes, due 2021	500	500
Tranche A Term Loan, due 2016	210	210
Tranche B Term Loan, due 2017	772	772
Capital leases and other	50	67

Total debt	2,085	2,103
Less: current portion	(89)	(107)

Long-term debt	$1,996	$1,996

Credit Agreement

In March 2011, in conjunction with the redemption of membership interests from Class A and Class C membership interest holders, Delphi Corporation, a wholly-owned U.S. subsidiary of Delphi Automotive LLP, entered into a credit agreement with JPMorgan Chase Bank, N.A., as lead arranger and administrative agent, with respect to $3.0 billion in senior secured credit facilities. The March 2011 credit agreement has been amended and restated (the “Credit Agreement”) and as of March 31, 2012 consists of a $1.3 billion 5-year senior secured revolving credit facility (the “Revolving Credit Facility”), a $258 million senior secured 5-year term A loan (the “Tranche A Term Loan”) and a $950 million senior secured 6-year term B loan (the “Tranche B Term Loan”). The Revolving Credit Facility was undrawn at March 31, 2012. As of March 31, 2012, Delphi had approximately $9 million in letters of credit issued under the Credit Agreement. Letters of credit issued under the Credit Agreement reduce availability under the Revolving Credit Facility.

Delphi Corporation is obligated to make quarterly principal payments throughout the terms of the Tranche A and Tranche B Term Loans according to the amortization schedule in the Credit Agreement. In conjunction with the repayments during the year ended December 31, 2011, all quarterly principal payment obligations prior to maturity have been satisfied for the Tranche B Term Loan and quarterly principal payments have been satisfied through December 31, 2013 for the Tranche A Term Loan and partially satisfied through March 31, 2014. The Credit Agreement also contains certain mandatory prepayment provisions in the event the Company generates excess cash flow (as defined in the Credit Agreement) or Delphi receives net cash proceeds from any asset sale or casualty event. No mandatory prepayments, under these provisions, have been made or are due through March 31, 2012.

As of March 31, 2012, Delphi Corporation selected the one-month London Interbank Offered Rate (“LIBOR”) interest rate option, as detailed in the table below, and the amounts outstanding, net of the discount (in millions) and rates effective as of March 31, 2012 were based on Delphi’s current credit rating and applicable margin for the Credit Agreement:

	LIBOR plus	Borrowings as of March 31, 2012	Rates effective as of March 31, 2012
Revolving Credit Facility	2.00%	$—	—%
Tranche A Term Loan	2.00%	$210	2.25%
Tranche B Term Loan	2.50%	$772	3.50%*

*	Includes a LIBOR floor of 1.00%.

The Credit Agreement contains certain covenants that limit, among other things, the Company’s (and the Company’s subsidiaries’) ability to incur additional indebtedness or liens, to dispose of assets, to make certain investments, to prepay certain indebtedness and to pay dividends, or to make other distributions or redemptions/repurchases, in respect of the Company’s equity interests. In addition, the Credit Agreement requires that the Company maintain a consolidated leverage ratio (the ratio of Consolidated Total Indebtedness to Consolidated EBITDA, each as defined in the Credit Agreement) of less than 2.75 to 1.0. The Credit Agreement also contains events of default customary for financings of this type. The Company was in compliance with the Credit Agreement covenants as of March 31, 2012.

All obligations under the Credit Agreement are borrowed by Delphi Corporation and jointly and severally guaranteed by its direct and indirect parent companies and by certain of Delphi Automotive PLC’s existing and future direct and indirect subsidiaries, subject to certain exceptions set forth in the Credit Agreement. All obligations under the Credit Agreement, including the guarantees of those obligations, are secured by certain assets of Delphi Corporation and the guarantors, including substantially all of the assets of Delphi Automotive PLC, and its U.S. subsidiaries, and certain assets of Delphi Corporation’s direct and indirect parent companies.

Senior Notes

On May 17, 2011, Delphi Corporation issued $500 million of 5.875% senior notes due 2019 and $500 million of 6.125% senior notes due 2021 (the “Senior Notes”) in a transaction exempt from registration under Rule 144A and Regulation S of the Securities Act. The Senior Notes are fully and unconditionally guaranteed, jointly and severally, by Delphi Automotive PLC and certain of its existing and future subsidiaries. Interest is payable semi-annually on May 15 and November 15 of each year to holders of record at the close of business on May 1 or November 1 immediately preceding the interest payment date. Delphi paid approximately $23 million of debt issuance costs in connection with the Senior Notes. The net proceeds of approximately $1.0 billion as well as cash on hand were used to pay down amounts outstanding under the Credit Agreement.

The indenture governing the Senior Notes limits, among other things, Delphi’s (and Delphi’s subsidiaries’) ability to incur additional indebtedness or liens, dispose of assets, make certain restricted payments or investments, enter into transactions with affiliates or merge with or into other entities. As of March 31, 2012 the Company was in compliance with the provisions of the Senior Notes.

In April 2012, Delphi Corporation launched an offer to exchange all of the Senior Notes for registered notes with terms identical in all material respects to the terms of the Senior Notes, except that the new notes will be registered under the Securities Act of 1933 (the “Securities Act”), and the transfer restrictions and registration rights relating to the Senior Notes will not apply. There will be no proceeds as a result of the exchange and Delphi Corporation anticipates completing the exchange in May 2012.

Acquisition Financing

In connection with the Acquisition, (i) Delphi Automotive LLP issued $41 million in senior unsecured five-year notes (the “Old Notes”) pursuant to a Note Purchase Agreement (the “NPA”) with an Acquisition Date fair value of $49 million and (ii) entered into a senior secured delayed draw term loan facility (the “DDTL”) with a syndicate of lenders. Additionally, in connection with the redemption of the Class A and Class C membership interests on March 31, 2011 and execution of the Credit Agreement, each of the DDTL and the NPA was terminated (including the termination, discharge and release of all security and guarantees granted in connection with the DDTL and the NPA) and Delphi paid approximately $57 million to redeem the Old Notes in full. In connection with the termination of the Old Notes, Delphi incurred early termination penalties and recognized a loss on extinguishment of debt of approximately $9 million during the three months ended March 31, 2011.

Other Financing

Accounts receivable factoring—Various accounts receivable factoring facilities are maintained in Europe and are accounted for as short-term debt. These uncommitted factoring facilities are available through various financial institutions. As of March 31, 2012 and December 31, 2011, $53 million and $54 million, respectively, were outstanding under these accounts receivable factoring facilities.

Capital leases and other—As of March 31, 2012 and December 31, 2011, approximately $50 million and approximately $67 million, respectively, of other debt issued by certain international subsidiaries was outstanding, primarily related to capital lease obligations.

Interest—Cash paid for interest related to amounts outstanding totaled $16 million and $7 million for the three months ended March 31, 2012 and 2011, respectively.

9. PENSION BENEFITS

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

The amounts shown below reflect the defined benefit pension expense for the three months ended March 31, 2012 and 2011:

	Non-U.S. Plans		U.S. Plans
	Three Months Ended March 31,
	2012	2011	2012	2011
	(in millions)
Service cost	$11	$11	$—	$—
Interest cost	21	22	1	1
Expected return on plan assets	(16)	(15)	—	—

Net periodic benefit cost	$16	$18	$1	$1

10. COMMITMENTS AND CONTINGENCIES

European Union Antitrust Investigation

Delphi has received requests for information from antitrust authorities at the European Commission seeking information about alleged conduct by Delphi in connection with an investigation of automotive parts suppliers concerning possible violations of antitrust laws related to the supply of wire harnesses to vehicle manufacturers. Delphi is cooperating fully with the European authorities. Investigations of this nature often continue for several years and may result in fines imposed by the European authorities. Any fine could result in a material adverse impact on the Company’s operating results and cash flows. However, at this time, Delphi is unable to estimate any reasonably possible range of loss that may ultimately result from this investigation. No accrual for this matter has been recorded as of March 31, 2012.

Class Action Antitrust Litigation

A number of class action complaints have been filed in various U.S. federal district courts alleging that several wire harness manufacturers, including Delphi, have violated U.S. antitrust laws. These complaints allege that consumers overpaid for their vehicles as a result of the alleged conduct of the wire harness manufacturers. In February 2012, these complaints were consolidated and transferred to the federal district court in the Eastern District of Michigan. At this time, the Company believes that the allegations contained in the complaints are without merit with regard to the Company and the Company intends to vigorously defend against the allegations set forth in the complaints. No accruals for these matters have been recorded as of March 31, 2012.

Unsecured Creditors Litigation

In December 2011, a complaint was filed in the Bankruptcy Court alleging that the redemption by Delphi Automotive LLP of the membership interests of GM and the PBGC, the initial public offering and a distribution by Delphi Automotive LLP in the amount of $95 million principally in respect of taxes constituted, in the aggregate, distributions to the members of Delphi Automotive LLP in excess of $7.2 billion. The complaint further alleges that such aggregate distributions obligate Delphi Automotive LLP to pay to the holders of allowed general unsecured claims against the Predecessor $32.50 for every $67.50 in excess of $7.2 billion in distributions, up to a maximum of $300 million. In March 2012, the Bankruptcy Court heard arguments and granted Delphi’s motion to dismiss the complaint. In April 2012, Delphi received notice that the unsecured creditors intend to appeal the decision of the Bankruptcy Court. The Company continues to believe that the allegations contained in the original complaint are without merit and intends to vigorously contest any appeal. No accrual for this matter has been recorded as of March 31, 2012.

Environmental Matters

Delphi is subject to the requirements of U.S. federal, state, local and non-U.S. environmental and safety and health laws and regulations. As of March 31, 2012 and December 31, 2011, the undiscounted reserve for environmental investigation and remediation was approximately $22 million (of which $5 million was recorded in accrued liabilities and $17 million was recorded in other long-term liabilities). Delphi cannot ensure that environmental requirements will not change or become more stringent over time or that its eventual environmental remediation costs and liabilities will not exceed the amount of its current reserves. In the event that such liabilities were to significantly exceed the amounts recorded, Delphi’s results of operations could be materially affected. At March 31, 2012, the difference between the recorded liabilities and the reasonably possible range of loss was not material.

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

Brazil Matters

Delphi conducts significant business operations in Brazil that are subject to the Brazilian federal labor, social security, environmental, tax and customs laws, as well as a variety of state and local laws. While Delphi believes it complies with such laws, they are complex, subject to varying interpretations, and the Company is often engaged in litigation with government agencies regarding the application of these laws to particular circumstances. In addition, Delphi also is a party to commercial and labor litigation with private parties. As of March 31, 2012, related claims totaling $231 million (using March 31, 2012 foreign currency rates) have been asserted against Delphi. As of March 31, 2012, the Company maintains accruals for these asserted claims of $41 million (using March 31, 2012 foreign currency rates). The amounts accrued represent claims that are deemed probable of loss and are reasonably estimable based on the Company’s analyses and assessment of the asserted claims and prior experience with similar matters. While the Company believes its accruals are adequate, the final amounts required to resolve these matters could differ materially from the Company’s recorded estimates and Delphi’s results of operations could be materially affected.

Romania Value Added Tax (“VAT”) Assessment

During the first quarter of 2010, as a result of a tax audit for years 2006–2008, the Company received a tax assessment from the Romanian tax authorities in the amount of approximately $42 million based on the taxing authority’s assessment that the Company underpaid its VAT (mostly on export sales) by approximately $24 million and owes accrued interest and penalties of $18 million. The Company filed an appeal contesting the assessment and during October 2010, the Romanian tax authorities substantially reduced the amount of the assessment and decided to re-audit the Company. This audit is expected to be completed by mid-2012. The Company has received refunds from the tax authorities related to the outstanding VAT credit with a resulting uncollected balance of approximately $7 million.

11. INCOME TAXES

For purposes of comparability and consistency the Company has used the notional U.S. federal income tax rate when presenting the Company’s reconciliation of the income tax provision. The Company is a U.K. resident taxpayer and as such is not generally subject to U.K. tax on remitted foreign earnings. As a result, the Company does not anticipate foreign earnings would be subject to a 35% tax rate upon repatriation to the U.K., as is the case for U.S. based companies. A reconciliation of the provision for income taxes compared with the amounts at the notional U.S. federal statutory rate was:

	Three Months Ended March 31,
	2012	2011
	(in millions)
Notional U.S. federal income taxes at statutory rate	$153	$143
Income taxed at other rates	(60)	(38)
Change in valuation allowance	—	(4)
Other changes in tax reserves	(19)	1
Withholding taxes	(1)	13
Other adjustments	4	1

Total income tax expense	$77	$116

The Company’s tax rate is affected by the tax rates in the jurisdictions in which the Company operates, the relative amount of income earned in each jurisdiction and the relative amount of losses or income for which no tax benefit or expense was recognized due to a valuation allowance.

The effective tax rate for the three months ended March 31, 2012 was impacted by a reduction of $22 million in tax reserves due to resolution of open issues with tax authorities and a reduction of $11 million in withholding tax expense due to tax planning actions. The effective tax rate in the three months ended March 31, 2011 was impacted by an increase of $10 million in withholding tax expense related to the funding of the redemption of all the outstanding Class A and Class C membership interests in Delphi Automotive LLP.

Cash paid for income taxes was approximately $27 million and $55 million for the three months ended March 31, 2012 and 2011, respectively.

Tax return filing determinations and elections

Delphi Automotive LLP, which acquired the automotive supply and other businesses of the Predecessor on October 6, 2009, the Acquisition Date, was established on August 19, 2009 as a limited liability partnership incorporated under the laws of England and Wales. At the time of its formation, Delphi Automotive LLP elected to be treated as a partnership for U.S. federal income tax purposes. Prior to the Acquisition Date, the Internal Revenue Service (the “IRS”) issued Notice 2009-78 (the “Notice”) announcing its intent to issue regulations under Section 7874 of the Internal Revenue Code of 1986, as amended (the “Code”), with an effective date prior to the Acquisition Date. If regulations as described in the Notice are issued with the effective date indicated in the Notice and with no exceptions for transactions that were subject to binding commitments on that date, the Company believes there is a significant risk that the IRS may assert that Delphi Automotive LLP, and as a result Delphi Automotive PLC, should be treated as a domestic corporation for U.S. federal income tax purposes, retroactive to the Acquisition Date. If Delphi Automotive LLP were treated as a domestic corporation for U.S. federal income tax purposes, the Company expects that, although it is incorporated under the laws of Jersey and a tax resident in the U.K., it would also be treated as a domestic corporation for U.S. federal income tax purposes.

Delphi Automotive LLP has filed informational U.S. federal partnership tax returns for 2009 and 2010. In light of the Notice, the IRS is currently reviewing whether Section 7874 applies to Delphi Automotive LLP’s acquisition of the automotive supply and other businesses of the Predecessor. The Company believes, after consultation with counsel, that neither Delphi Automotive LLP nor Delphi Automotive PLC should be treated as domestic corporations for U.S. federal income tax purposes, and intends to vigorously defend any assertion by the IRS to the contrary, including through litigation if the Company were unable to reach a satisfactory resolution with the IRS. However, no assurance can be given that the IRS will not contend, or that a court would not conclude, that neither Delphi Automotive LLP, and therefore Delphi Automotive PLC should be treated as a domestic corporation for U.S. federal income tax purposes. No accrual for this matter has been recorded as of March 31, 2012.

If the Company was treated as a domestic corporation for U.S. federal income tax purposes, the Company would be subject to U.S. federal income tax on our worldwide taxable income, including some or all of the distributions from our subsidiaries as well as some of the undistributed earnings of our foreign subsidiaries that constitute “controlled foreign corporations.” This could have a material adverse impact on our future tax liability related to these distributions and earnings. Future cash distributions made by the Company to non-U.S. shareholders could be subject to U.S. income tax withholding at a rate of 30%, unless reduced or eliminated by a tax treaty. In addition, the Company could be liable for additional U.S. federal income taxes on such distributions and earnings, and for the failure by Delphi Automotive LLP to withhold U.S. income taxes on distributions to its non-U.S. members, for periods beginning on or after, the Acquisition Date, which liability could have a material adverse impact on our results of operations and financial condition.

12. SHAREHOLDERS’ EQUITY AND NET INCOME PER SHARE

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

Immediately prior to the exchange of membership interests for ordinary shares and the completion of the initial public offering, there were 344,495 Class B and 24,000 Class E-1 membership interests outstanding. Substantially all of the membership interests were exchanged for 326,306,261 ordinary shares and 1,938,249 ordinary shares of Delphi Automotive PLC, respectively. Additionally, in conjunction with the Acquisition on October 6, 2009, there were also 1,750,000 Class A and 100,000 Class C membership interests issued and outstanding until March 31, 2011, when all Class A and Class C membership interests were redeemed. See “Class A and Class C Membership Interests Redemption” below for additional information.

Net income per share

Basic net income per share is computed by dividing net income attributable to Delphi by the weighted average number of ordinary shares outstanding during the period. Diluted net income per share reflects the weighted average dilutive impact of all potentially dilutive securities from the date of issuance and is computed using the treasury stock method by dividing net income attributable to Delphi by the diluted weighted average number of ordinary shares outstanding. For all periods presented, the calculation of net income per share contemplates the dilutive impacts, if any, of the Company’s share-based compensation plans. Refer to Note 16. Share-Based Compensation for additional information. For all periods presented, the effect of the Value Creation Plan (the “VCP”) awards was anti-dilutive and therefore excluded from the calculation of diluted net income per share.

Weighted Average Shares

As described above, on November 22, 2011, Delphi Automotive PLC completed the exchange of all of the outstanding equity of Delphi Automotive LLP for 328,244,510 ordinary shares in Delphi Automotive PLC. For the three months ended March 31, 2011, the net income per share is presented giving effect to this transaction on a retrospective basis. In addition, weighted average shares outstanding for the three months ended March 31, 2011 were impacted by the following transactions:

•	The redemption of all outstanding Class A and Class C membership interests for $4,565 million on March 31, 2011.

•	The repurchase of 10,005 Class B membership interests for approximately $180 million in 2011.

The impact of the above transactions on weighted average shares outstanding follows:

Three Months Ended March 31, 2011
(shares in millions)
Weighted average ordinary shares outstanding as result of the initial public offering	328.24
Redemption of Class A & C membership interests (1)	349.21
Repurchase of Class B membership interests	9.54

Weighted average ordinary shares outstanding for the period	686.99

(1)	The Class A and C membership interests redeemed on March 31, 2011 represented approximately 51% of all outstanding membership interests at the Acquisition Date. The remaining 49% membership interests consisted primarily of Class B membership interests. The 328.24 million ordinary shares outstanding as of the date of the initial public offering were adjusted to reflect ordinary shares outstanding for the Class A and C membership interests prior to March 31, 2011.

The following table illustrates net income per share attributable to Delphi and the weighted average shares outstanding used in calculating basic and diluted income per share:

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
	(in millions, except per share data)
Numerator:
Net income attributable to Delphi	$342	$291

Denominator:
Weighted average ordinary shares outstanding, basic	328.24	686.99
Dilutive shares related to 2011 Long-Term Incentive Plan Board RSUs	0.03	—
Dilutive shares related to 2011 Long-Term Incentive Plan executive RSUs	0.20	—

Weighted average ordinary shares outstanding, including dilutive shares	328.47	686.99

Net income per share attributable to Delphi:
Basic	$1.04	$0.42
Diluted	$1.04	$0.42
Anti-dilutive securities share impact:	2.76	1.45

Share Repurchase Program

In January 2012, the Board of Directors authorized a share repurchase of up to $300 million of ordinary shares. The program will terminate on the earlier to occur of December 31, 2012 or when the Company attains $300 million in ordinary share repurchases. No shares have been repurchased as of March 31, 2012.

Class A and Class C Membership Interests Redemption

On March 31, 2011, all 1,750,000 outstanding Class A membership interests held by GM and 100,000 Class C membership interests held by the PBGC were redeemed for $3,791 million and $594 million, respectively. In conjunction with the redemption transaction, Delphi Automotive LLP incurred transaction-related fees and expenses totaling approximately $180 million, including amounts paid to certain membership interest holders.

Other

Prior to the completion of the initial public offering on November 22, 2011, net income and other changes to membership interests were allocated to the respective outstanding classes based on the cumulative distribution provisions of the Fourth LLP Agreement.

Under the terms of the Acquisition and the Fourth LLP Agreement, if cumulative distributions to the members of Delphi Automotive LLP under certain provisions of the Fourth LLP Agreement exceed $7.2 billion, Delphi, as disbursing agent on behalf of DPHH, is required to pay to the holders of allowed general unsecured claims against the Predecessor, $32.50 for every $67.50 in excess of $7.2 billion distributed to the members, up to a maximum amount of $300 million. Refer to Note 10. Commitments and Contingencies for additional information.

13. FAIR VALUE OF FINANCIAL INSTRUMENTS, DERIVATIVES AND HEDGING ACTIVITIES

Financial Instruments

Delphi’s non-derivative financial instruments include debt which consists of its accounts receivable factoring arrangements, capital leases and other debt issued by Delphi’s foreign subsidiaries, the Tranche A Term Loan, the Tranche B Term Loan and the Senior Notes. The fair value of debt is based on quoted market prices for instruments with public market data or the current book value for instruments without a quoted public market price (Level 2). As of March 31, 2012 and December 31, 2011, the total of debt was recorded at $2,085 million and $2,103 million, respectively, and had estimated fair values of $2,141 million and $2,125 million, respectively. For all other financial instruments recorded at March 31, 2012 and December 31, 2011, fair value approximates book value.

Derivatives and Hedging Activities

Delphi is exposed to market risk, such as fluctuations in foreign currency exchange rates, commodity prices and changes in interest rates, which may result in cash flow risks. To manage the volatility relating to these exposures, Delphi aggregates the exposures on a consolidated basis to take advantage of natural offsets. For exposures that are not offset within its operations, Delphi enters into various derivative transactions pursuant to its risk management policies, which prohibit holding or issuing derivative financial instruments for trading purposes, and designation of derivative instruments is performed on a transaction basis to support hedge accounting. The changes in fair value of these hedging instruments are offset in part or in whole by corresponding changes in the fair value or cash flows of the underlying exposures being hedged. Delphi assesses the initial and ongoing effectiveness of its hedging relationships in accordance with its documented policy. As of March 31, 2012, Delphi has entered into derivative instruments to hedge cash flows extending out to April 2014.

As of March 31, 2012, the Company had the following outstanding notional amounts related to commodity and foreign currency forward contracts that were entered into to hedge forecasted exposures:

Commodity	Quantity Hedged	Unit of Measure
	(in thousands)
Copper	56,440	pounds
Primary Aluminum	28,361	pounds
Secondary Aluminum	15,602	pounds
Silver	47	troy ounces
Gold	1	troy ounces

Foreign Currency
	(in millions)
Hungarian Forint	9,912	HUF
Mexican Peso	5,689	MXN
South Korean Won	2,466	KRW
Thai Baht	608	THB
Chinese Yuan Renminbi	457	CNY
Romanian Leu	355	RON
Japanese Yen	290	JPY
Euro	162	EUR
New Turkish Lira	159	TRY
Polish Zloty	116	PLN
Brazilian Real	51	BRL
British Pound	28	GBP
Singapore Dollar	4	SGD

The fair value of derivative financial instruments recorded in the consolidated balance sheets as of March 31, 2012 and December 31, 2011 are as follows:

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	March 31, 2012	Balance Sheet Location	March 31, 2012
	(in millions)
Designated derivatives instruments:
Commodity derivatives	Other Current Assets	$5	Accrued Liabilities	$7
Foreign currency derivatives*	Other Current Assets	12	Other Current Assets	4
Foreign currency derivatives*	Accrued Liabilities	1	Accrued Liabilities	5
Commodity derivatives	Other Long-Term Assets	2	Other Long-Term Liabilities	1
Foreign currency derivatives*	Other Long-Term Assets	5	Other Long-Term Assets	1
Foreign currency derivatives	Other Long-Term Liabilities	—	Other Long-Term Liabilities	1

Total		$25		$19

Derivatives not designated:
None

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	December 31, 2011	Balance Sheet Location	December 31, 2011
	(in millions)
Designated derivatives instruments:
Commodity derivatives	Other Current Assets	$1	Accrued Liabilities	$17
Foreign currency derivatives	Other Current Assets	3	Accrued Liabilities	—
Foreign currency derivatives*	Accrued Liabilities	9	Accrued Liabilities	35
Commodity derivatives	Other Long-Term Assets	—	Other Long-Term Liabilities	11
Foreign currency derivatives*	Other Long-Term Liabilities	2	Other Long-Term Liabilities	17

Total		$15		$80

Derivatives not designated:
None

*	Derivative instruments within this category are subject to master netting arrangements and are presented on a net basis in the consolidated balance sheets in accordance with accounting guidance related to the offsetting of amounts related to certain contracts.

The fair value of Delphi’s derivative financial instruments increased from a net liability position at December 31, 2011 to a net asset position at March 31, 2012 primarily due to favorable movements in the forward rates of certain commodities and currencies.

The effect of derivative financial instruments in the consolidated statement of operations for the three months ended March 31, 2012 is as follows:

Three Months Ended March 31, 2012	Gain Recognized in OCI (Effective Portion)	Loss Reclassified from OCI into Income (Effective Portion)	Gain Recognized in Income (Ineffective Portion Excluded from Effectiveness Testing)
	(in millions)
Designated derivatives instruments:
Commodity derivatives	$27	$(2)	$—
Foreign currency derivatives	50	(1)	—

Total	$77	$(3)	$—

Loss Recognized in Income
Derivatives not designated:
Commodity derivatives	$—
Foreign currency derivatives	(1)

Total	$(1)

The effect of derivative financial instruments in the consolidated statement of operations for the three months ended March 31, 2011 is as follows:

Three Months Ended March 31, 2011	Gain Recognized in OCI (Effective Portion)	Gain Reclassified from OCI into Income (Effective Portion)	Gain Recognized in Income (Ineffective Portion Excluded from Effectiveness Testing)
	(in millions)
Designated derivatives instruments:
Commodity derivatives	$6	$12	$—
Foreign currency derivatives	12	8	—

Total	$18	$20	$—

Gain Recognized in Income
Derivatives not designated:
Commodity derivatives	$—
Foreign currency derivatives	1

Total	$1

The gain or loss reclassified from OCI into income for the effective portion of designated derivative instruments and the gain or loss recognized in income for the ineffective portion of designated derivative instruments excluded from effectiveness testing were recorded to cost of sales in the consolidated statements of operations for the three months ended March 31, 2012 and 2011. The gain or loss recognized in income for non-designated derivative instruments was recorded in other income, net for the three months ended March 31, 2012 and 2011.

Gains and losses on derivatives qualifying as cash flow hedges are recorded in OCI, to the extent that hedges are effective, until the underlying transactions are recognized in earnings. Unrealized amounts in accumulated OCI will fluctuate based on changes in the fair value of hedge derivative contracts at each reporting period. Net gains included in accumulated OCI as of March 31, 2012 were $6 million after-tax ($10 million pre-tax). Of this pre-tax total, a gain of approximately $5 million is expected to be included in cost of sales within the next 12 months and a gain of approximately $5 million is expected to be included in cost of sales in subsequent periods. Cash flow hedges are discontinued when Delphi determines it is no longer probable that the originally forecasted transactions will occur. The amount included in cost of sales related to hedge ineffectiveness was insignificant for the three months ended March 31, 2012 and 2011.

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

As of March 31, 2012 and December 31, 2011, Delphi was in a net derivative asset position of $6 million and a net derivative liability position of $65 million, respectively, and no significant adjustments were recorded for nonperformance risk based on the application of peer companies’ CDS rates and because Delphi’s exposures were to counterparties with investment grade credit ratings.

As of March 31, 2012 and December 31, 2011, Delphi had the following assets measured at fair value on a recurring basis:

	Total	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
	(in millions)
As of March 31, 2012:
Commodity derivatives	$7	$—	$7	$—
Foreign currency derivatives	12	—	12	—

Total	$19	$—	$19	$—

As of December 31, 2011:
Commodity derivatives	$1	$—	$1	$—
Foreign currency derivatives	3	—	3	—

Total	$4	$—	$4	$—

As of March 31, 2012 and December 31, 2011, Delphi had the following liabilities measured at fair value on a recurring basis:

	Total	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
	(in millions)
As of March 31, 2012:
Commodity derivatives	$8	$—	$8	$—
Foreign currency derivatives	5	—	5	—

Total	$13	$—	$13	$—

As of December 31, 2011:
Commodity derivatives	$28	$—	$28	$—
Foreign currency derivatives	41	—	41	—

Total	$69	$—	$69	$—

Fair Value Measurements on a Nonrecurring Basis

In addition to items that are measured at fair value on a recurring basis, Delphi also has items in its balance sheet that are measured at fair value on a nonrecurring basis. As these items are not measured at fair value on a recurring basis, they are not included in the tables above. Nonfinancial assets and liabilities that are measured at fair value on a nonrecurring basis include long-lived assets, intangible assets, asset retirement obligations and liabilities for exit or disposal activities measured at fair value upon initial recognition. No significant impairment charges were recorded during the three months ended March 31, 2012 and 2011. Fair value of long-lived assets is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved and a review of appraisals. As such, Delphi has determined that the fair value measurements of long-lived assets fall in Level 3 of the fair value hierarchy.

14. OTHER INCOME, NET

Other income, net included:

	Three Months Ended March 31,
	2012	2011
	(in millions)
Interest income	$5	$9
Loss on extinguishment of debt	—	(9)
Other, net	2	3

Other income, net	$7	$3

As further discussed in Note 8. Debt, Delphi paid $57 million to extinguish the Notes and recognized a loss on extinguishment of debt of $9 million during the three months ended March 31, 2011.

15. ACQUISITIONS AND DIVESTITURES

Purchase of noncontrolling interest in JV

In February 2012, Delphi’s Powertrain segment completed the acquisition of the remaining ownership interest in a majority-owned joint venture for a purchase price of $16 million. The acquisition was not material to the Company’s consolidated financial statements. Delphi previously had effective control of the joint venture and consolidated its results. The acquisition resulted in the elimination of the non-controlling interest.

Sale of Daesung investment

On January 31, 2011, Delphi completed the sale of its 49.5% ownership interest in Daesung Electric, Co., Ltd. Delphi received $35 million in net proceeds and recognized a gain on divestiture of $8 million, which is included in equity income, net of tax, in the consolidated statement of operations for the three months ended March 31, 2011.

16. SHARE-BASED COMPENSATION

2011 Long Term Incentive Plan

In November 2011, the Delphi Automotive PLC Long Term Incentive Plan (the “PLC LTIP”) was established, which allowed for the grant of awards of up to 22,977,116 ordinary shares for long-term compensation. The PLC LTIP is designed to align the interests of management and shareholders. The awards can be in the form of shares, options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), performance awards, and other share-based awards to the employees, directors, consultants or advisors of the Company. The Company has competitive and market appropriate holding requirements.

On November 22, 2011, Delphi granted 51,003 RSUs to the Board of Directors at a grant date fair value of approximately $1 million. The grant date fair value was determined based on the closing price of the Company’s ordinary shares on November 22, 2011. The RSUs will vest on June 13, 2012.

Additionally, in February 2012, Delphi granted 1.88 million RSUs to its executives. These awards include a time-based vesting portion and a performance-based vesting portion. The time-based RSUs, which make up 25% of the awards for Delphi’s officers and 50% for Delphi’s other executives, will vest ratably over three years beginning on the first anniversary of the grant date. The performance-based RSUs, which make up 75% of the awards for Delphi’s officers and 50% for Delphi’s other executives, will vest at the completion of a three-year performance period at the end of 2014. Each executive will receive between 0% and 200% of his/her target performance-based award based on the Company’s performance against established company-wide performance metrics, which are:

Metric	Weighting
Average Return on Net Assets (1)	50%
Cumulative Net Income	30%
Relative Total Shareholder return (2)	20%

(1)	Average return on net assets measured by tax-affected operating income divided by average net working capital plus average net property, plant and equipment expense for each calendar year;
(2)	Relative total shareholder return (measured by comparing the average closing price per share of the Company’s ordinary shares for all available trading days in the fourth quarter of 2014 to the average closing price per share of the Company’s ordinary shares for all available trading days in the fourth quarter of 2011, including dividends, and assessing against a comparable measure of the Russell 3000 Auto Parts Index companies).

The grant date fair value of the RSUs was determined based on the closing price of the Company’s ordinary shares on the date of the grant of the award, including an estimate for forfeitures, and a contemporaneous valuation performed by an independent valuation specialist with respect to the relative total shareholder return awards, and is estimated to be approximately $58 million based on the target number of awards issued.

A summary of activity, including award grants, vesting and forfeitures is provided below.

	RSUs	Weighted Average Grant Date Fair Value
	(in thousands)
Outstanding, January 1, 2012	51	$19.90
Granted	1,877	$31.16
Vested	—
Forfeited	(5)	$30.81

Outstanding, March 31, 2012	1,923

Delphi recognized compensation expense of $4 million ($3 million, net of tax) based on the Company’s best estimate of ultimate performance against target during the three months ended March 31, 2012. Delphi will continue to recognize compensation expense, based on the grant date fair value of the awards applied to the Company’s best estimate of ultimate performance against the respective targets, over the requisite vesting periods of the awards. Based on the grant date fair value of the awards and the Company’s best estimate of ultimate performance against the respective targets as of March 31, 2012, unrecognized compensation expense on a pretax basis of approximately $66 million is anticipated to be recognized through the end of 2014. There were no cash flow impacts for the three months ended March 31, 2012.

2010 Executive Long Term Incentive Plan

During the second quarter of 2010, the Board of Managers approved and authorized the VCP, a long-term incentive plan designed to assist the Company in attracting, retaining, motivating and rewarding key employees of the Company and promoting the creation of long-term value. Participants were granted an award in September 2010 for the performance period ending December 31, 2012. Each individual participant’s target value was based on the participants’ level of responsibility within the Company and the country in which the participant is located. The awards cliff vest at the end of the performance period, but may immediately fully vest upon a change in control, as defined in the VCP, for certain participants, or a qualifying termination following a change in control, for officers. In the event of a qualified termination, as defined in the VCP, the participant shall vest in a pro-rata percentage of their award as of the termination date. For any other termination, the award shall be forfeited.

The amounts to be settled under the VCP will be determined based on Delphi’s enterprise value and accumulated distributions (as well as $4.4 billion paid to repurchase Class A and Class C membership interests (Refer to Note 12. Shareholders’ Equity and Net Income Per Share for more information)), any Class B membership interest repurchases, any additional distributions to Class B and Class E-1 membership interest holders and any amounts distributed to holders of Class E-1 membership interests to repurchase their Class E-1 membership interests, all as of December 31, 2012, compared to a target enterprise value of $8.25 billion. An enterprise value of $2.5 billion must be achieved to receive a minimum award payout and above this level the payout is determined as a percentage of the target award. The authorized target amount of the awards is $135 million (of which awards in the amount of $105 million are outstanding as of March 31, 2012), but the ultimate final settlement amount of the awards could be higher or lower, depending on the enterprise value of Delphi at December 31, 2012. The estimated fair value of the awards granted as of March 31, 2012 was $220 million. Because of Delphi’s completed initial public offering, the estimated enterprise value will be based on the average daily closing market price of the Company between November 17, 2011 and the end of the performance period, plus any distributions to holders of all membership interests and the approximately $4.4 billion paid to repurchase Class A and Class C membership interests, any Class B membership interest repurchases, any additional distributions to Class B and Class E-1 membership interest holders and any amounts distributed to holders of Class E-1 membership interests with respect to or to repurchase their Class E-1 membership interests. Delphi recognizes compensation expense based on estimates of the enterprise value, over the requisite vesting periods of the awards. Compensation expense recognized during the three months ended March 31, 2012 and 2011 totaled $46 million ($35 million, net of tax) and $17 million ($13 million, net of tax), respectively. Based on the estimate of enterprise value as of March 31, 2012, which incorporates an average daily closing market price from the initial public offering date to March 31, 2012 of $26.38, unrecognized compensation expense on a pretax basis of approximately $67 million is anticipated to be recognized during the remainder of 2012. There were no cash flow impacts for the three months ended March 31, 2012 and 2011. The liability related to this expense is included in accrued liabilities as of March 31, 2012.

Final settlement can be made in cash or ordinary shares or a combination thereof or as otherwise determined appropriate by the Compensation and Human Resources Committee of the Board of Directors.

The VCP awards are accounted for as liability awards pursuant to FASB ASC 718, Compensation-Stock Compensation. Estimating the fair value of the liability awards under the VCP requires assumptions regarding the Company’s enterprise value. Any differences in actual results from management’s estimates could result in fair values different from estimated fair values, which could materially impact the Company’s future results of operations and financial condition. Prior to public quoted market prices for averages to determine fair value estimates for the VCP, the fair market value of the liability awards were based on contemporaneous valuations performed by an independent valuation specialist, utilizing generally accepted valuation approaches.

17. SUPPLEMENTAL GUARANTOR AND NON-GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

Basis of Presentation

In May 2011, Delphi Corporation issued the Senior Notes in a transaction exempt from registration under Rule 144A and Regulation S of the Securities Act. The Senior Notes will be exchanged for registered notes in an exchange offer expected to be completed in May 2012. Refer to Note 8. Debt for more information. All obligations under the Senior Notes are borrowed by Delphi Corporation (“Subsidiary Issuer”) and are fully and unconditionally guaranteed by certain of its direct and indirect parent companies the (“Parent Companies”) and by certain of Delphi Automotive PLC’s direct and indirect subsidiaries (the “Guarantor Subsidiaries”) on a joint and several basis, subject to customary release provisions. Subsidiaries not subject to the guarantee (“Non-Guarantor Subsidiaries”) consist primarily of the non-U.S. subsidiaries of the Company.

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

Statement of Operations Three Months Ended March 31, 2012

	Parent Companies	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Net sales	$—	$—	$1,442	$3,044	$(394)	$4,092
Operating expenses:
Cost of sales	—	—	1,231	2,539	(397)	3,373
Selling, general and administrative	30	—	73	125	—	228
Amortization	—	—	14	7	—	21
Restructuring	—	—	2	4	—	6

Total operating expenses	30	—	1,320	2,675	(397)	3,628

Operating (loss) income	(30)	—	122	369	3	464
Interest expense	(18)	(37)	(8)	(5)	33	(35)
Other income (expense), net	7	19	1	12	(32)	7

(Loss) income before income taxes and equity income	(41)	(18)	115	376	4	436
Income tax benefit (expense)	—	7	(14)	(68)	(2)	(77)

(Loss) income before equity income	(41)	(11)	101	308	2	359
Equity in net income of affiliates	—	—	—	4	—	4
Equity in net income (loss) of subsidiaries	383	101	—	—	(484)	—

Net income (loss)	342	90	101	312	(482)	363
Net income attributable to noncontrolling interest	—	—	—	21	—	21

Net income (loss) attributable to Delphi	$342	$90	$101	$291	$(482)	$342

Statement of Operations Three Months Ended March 31, 2011

	Parent Companies	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Net sales	$—	$—	$1,358	$2,976	$(337)	$3,997
Operating expenses:
Cost of sales	—	—	1,130	2,563	(340)	3,353
Selling, general and administrative	26	—	58	121	—	205
Amortization	—	—	12	6	—	18
Restructuring	—	—	—	9	—	9

Total operating expenses	26	—	1,200	2,699	(340)	3,585

Operating (loss) income	(26)	—	158	277	3	412
Interest expense	—	—	—	(6)	—	(6)
Other (expense) income, net	—	—	(4)	7	—	3

(Loss) income before income taxes and equity income	(26)	—	154	278	3	409
Income tax expense	—	—	(56)	(58)	(2)	(116)

(Loss) income before equity income	(26)	—	98	220	1	293
Equity in net income of affiliates	—	—	—	17	—	17
Equity in net income (loss) of subsidiaries	317	98	—	—	(415)	—

Net income (loss)	291	98	98	237	(414)	310
Net income attributable to noncontrolling interest	—	—	—	19	—	19

Net income (loss) attributable to Delphi	$291	$98	$98	$218	$(414)	$291

Statement of Comprehensive Income Three Months Ended March 31, 2012

	Parent Companies	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Net income (loss)	$342	$90	$101	$312	$(482)	$363
Other comprehensive income (loss):
Currency translation adjustments	—	—	—	78	—	78
Net change in unrecognized gain on derivative instruments, net of tax	—	—	51	—	—	51
Employee benefit plans adjustment, net of tax	—	—	—	—	—	—

Other comprehensive income	—	—	51	78	—	129

Equity in other comprehensive (loss) income of subsidiaries	128	51	—	—	(179)	—

Comprehensive income (loss)	470	141	152	390	(661)	492
Comprehensive income attributable to noncontrolling interests	—	—	—	22	—	22

Comprehensive income (loss) attributable to Delphi	$470	$141	$152	$368	$(661)	$470

Statement of Comprehensive Income Three Months Ended March 31, 2011

	Parent Companies	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Net income (loss)	$291	$98	$98	$237	$(414)	$310
Other comprehensive income (loss):
Currency translation adjustments	—	—	—	67	—	67
Net change in unrecognized loss on derivative instruments, net of tax	—	—	—	(1)	—	(1)
Employee benefit plans adjustment, net of tax	—	—	—	2	—	2

Other comprehensive income	—	—	—	68	—	68

Equity in other comprehensive income (loss) of subsidiaries	66	—	—	—	(66)	—

Comprehensive income (loss)	357	98	98	305	(480)	378
Comprehensive income attributable to noncontrolling interests	—	—	—	21	—	21

Comprehensive income (loss) attributable to Delphi	$357	$98	$98	$284	$(480)	$357

Balance Sheet as of March 31, 2012

	Parent Companies	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$23	$—	$120	$1,269	$—	$1,412
Restricted cash	—	—	—	13	—	13
Accounts receivable, net	—	—	813	2,041	—	2,854
Inventories	—	—	324	821	(8)	1,137
Other current assets	—	17	141	442	—	600

Total current assets	23	17	1,398	4,586	(8)	6,016
Long-term assets:
Property, net	—	—	531	1,872	—	2,403
Investments in affiliates	—	—	—	209	—	209
Investments in subsidiaries	3,237	262	—	—	(3,499)	—
Intangible assets, net	—	—	424	156	—	580
Other long-term assets	3	67	23	387	—	480

Total long-term assets	3,240	329	978	2,624	(3,499)	3,672

Total assets	$3,263	$346	$2,376	$7,210	$(3,507)	$9,688

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$—	$—	$21	$68	$—	$89
Accounts payable	3	—	615	1,851	—	2,469
Accrued liabilities	2	24	305	999	—	1,330

Total current liabilities	5	24	941	2,918	—	3,888
Long-term liabilities:
Long-term debt	—	1,982	4	10	—	1,996
Intercompany accounts, net	1,096	(1,318)	896	(674)	—	—
Pension benefit obligations	—	—	77	617	—	694
Other long-term liabilities	—	—	196	269	—	465

Total long-term liabilities	1,096	664	1,173	222	—	3,155

Total liabilities	1,101	688	2,114	3,140	—	7,043

Total Delphi shareholders’ equity	2,162	(342)	262	3,587	(3,507)	2,162
Noncontrolling interest	—	—	—	483	—	483

Total shareholders’ equity	2,162	(342)	262	4,070	(3,507)	2,645

Total liabilities and shareholders’ equity	$3,263	$346	$2,376	$7,210	$(3,507)	$9,688

Balance Sheet as of December 31, 2011

	Parent Companies	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$53	$—	$186	$1,124	$—	$1,363
Restricted cash	—	—	—	9	—	9
Accounts receivable, net	—	—	636	1,823	—	2,459
Inventories	—	—	294	768	(8)	1,054
Other current assets	—	17	157	446	(4)	616

Total current assets	53	17	1,273	4,170	(12)	5,501
Long-term assets:
Property, net	—	—	514	1,801	—	2,315
Investments in affiliates	—	—	—	257	—	257
Investments in subsidiaries	3,302	690	—	—	(3,992)	—
Intangible assets, net	—	—	438	158	—	596
Other long-term assets	3	71	19	364	2	459

Total long-term assets	3,305	761	971	2,580	(3,990)	3,627

Total assets	$3,358	$778	$2,244	$6,750	$(4,002)	$9,128

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$—	$—	$20	$87	$—	$107
Accounts payable	2	—	565	1,830	—	2,397
Accrued liabilities	2	9	292	908	(3)	1,208

Total current liabilities	4	9	877	2,825	(3)	3,712
Long-term liabilities:
Long-term debt	—	1,981	5	10	—	1,996
Intercompany accounts, net	1,666	(1,307)	296	(654)	(1)	—
Pension benefit obligations	—	—	78	596	—	674
Other long-term liabilities	—	—	298	275	2	575

Total long-term liabilities	1,666	674	677	227	1	3,245

Total liabilities	1,670	683	1,554	3,052	(2)	6,957

Total Delphi shareholders’ equity	1,688	95	690	3,215	(4,000)	1,688
Noncontrolling interest	—	—	—	483	—	483

Total shareholders’ equity	1,688	95	690	3,698	(4,000)	2,171

Total liabilities and shareholders’ equity	$3,358	$778	$2,244	$6,750	$(4,002)	$9,128

Statement of Cash Flows for the Three Months Ended March 31, 2012

	Parent Companies	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Net cash (used in) provided by operating activities	$(30)	$—	$(4)	$327	$—	$293

Cash flows from investing activities:
Capital expenditures	—	—	(64)	(196)	—	(260)
Proceeds from sale of property/investments	—	—	2	1	—	3
Increase in restricted cash	—	—	—	(4)	—	(4)
Acquisition of minority held shares	—	—	—	(16)	—	(16)
Dividends from equity method investments in excess of earnings	—	—	—	37	—	37

Net cash used in investing activities	—	—	(62)	(178)	—	(240)

Cash flows from financing activities:
Net repayments under other short-term debt agreements	—	—	—	(18)	—	(18)
Dividend payments to noncontrolling interests	—	—	—	(5)	—	(5)

Net cash used in financing activities	—	—	—	(23)	—	(23)

Effect of exchange rate fluctuations on cash and cash equivalents	—	—	—	19	—	19

(Decrease) increase in cash and cash equivalents	(30)	—	(66)	145	—	49
Cash and cash equivalents at beginning of period	53	—	186	1,124	—	1,363

Cash and cash equivalents at end of period	$23	$—	$120	$1,269	$—	$1,412

Statement of Cash Flows for the Three Months Ended March 31, 2011

	Parent Companies	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Net cash (used in) provided by operating activities	$(7)	$—	$(51)	$214	$—	$156

Cash flows from investing activities:
Capital expenditures	—	—	(40)	(141)	—	(181)
Maturity of time deposits	—	—	550	—	—	550
Proceeds from sale of property/investments	—	—	—	47	—	47
Decrease in restricted cash	—	—	25	—	—	25
Acquisition of minority held shares	—	—	—	(5)	—	(5)
Other, net	—	—	2	(5)	—	(3)

Net cash provided by (used in) investing activities	—	—	537	(104)	—	433

Cash flows from financing activities:
Net borrowings under other short-term debt agreements	—	—	—	14	—	14
Proceeds from issuance of senior secured term loans, net of issuance costs	—	2,396	—	—	—	2,396
Repayments of five-year notes	—	—	—	(57)	—	(57)
Intercompany dividends and net increase (decrease) in intercompany obligations	4,575	(2,396)	(1,974)	(205)	—	—
Dividend payments of consolidated affiliates to minority shareholders	(4,557)	—	—	—	—	(4,557)

Net cash (used in) provided by financing activities	18	—	(1,974)	(248)	—	(2,204)

Effect of exchange rate fluctuations on cash and cash equivalents	—	—	—	29	—	29

Increase (decrease) in cash and cash equivalents	11	—	(1,488)	(109)	—	(1,586)
Cash and cash equivalents at—beginning of period	6	—	2,010	1,203	—	3,219

Cash and cash equivalents at end of period	$17	$—	$522	$1,094	$—	$1,633

18. SEGMENT REPORTING

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

The accounting policies of the segments are the same as those described in Note 2. Significant Accounting Policies, except that the disaggregated financial results for the segments have been prepared using a management approach, which is consistent with the basis and manner in which management internally disaggregates financial information for the purposes of assisting internal operating decisions. The Company’s management utilizes net income before depreciation and amortization (including long-lived asset and goodwill impairment), interest expense, other income (expense), net, income tax expense and equity income, net of tax (“EBITDA”) as a key performance measure. Segment EBITDA should not be considered a substitute for results prepared in accordance with U.S. GAAP and should not be considered an alternative to net income attributable to Delphi, which is the most directly comparable financial measure to EBITDA that is in accordance with U.S. GAAP. Segment EBITDA, as determined and measured by Delphi, should also not be compared to similarly titled measures reported by other companies.

Included below are sales and operating data for Delphi’s segments for the three months ended March 31, 2012 and 2011.

	Electrical/ Electronic Architecture	Powertrain Systems	Electronics and Safety	Thermal Systems	Eliminations and Other (1)	Total
	(in millions)
For the Three Months Ended March 31, 2012:
Net sales	$1,696	$1,264	$725	$407	$—	$4,092
Inter-segment net sales	34	—	16	12	(62)	—

Total net sales	$1,730	$1,264	$741	$419	$(62)	$4,092

EBITDA	$247	$200	$98	$33	$—	$578
Depreciation & Amortization	$36	$44	$22	$12	$—	$114
Operating income	$211	$156	$76	$21	$—	$464
Equity income (loss)	$3	$1	$—	$1	$(1)	$4
Net income attributable to noncontrolling interest	$8	$9	$—	$4	$—	$21

	Electrical/ Electronic Architecture	Powertrain Systems	Electronics and Safety	Thermal Systems	Eliminations and Other (1)	Total
	(in millions)
For the Three Months Ended March 31, 2011:
Net sales	$1,578	$1,236	$746	$437	$—	$3,997
Inter-segment net sales	35	1	16	12	(64)	—

Total net sales	$1,613	$1,237	$762	$449	$(64)	$3,997

EBITDA	$240	$132	$105	$52	$—	$529
Depreciation & Amortization	$32	$47	$27	$11	$—	$117
Operating income	$208	$85	$78	$41	$—	$412
Equity income (loss)	$7	$1	$8	$2	$(1)	$17
Net income attributable to noncontrolling interest	$8	$8	$—	$3	$—	$19

(1)	Eliminations and Other includes the elimination of inter-segment transactions.

The reconciliation of EBITDA to net income attributable to Delphi for the three months ended March 31, 2012 and 2011 are as follows:

	Electrical/ Electronic Architecture	Powertrain Systems	Electronics and Safety	Thermal Systems	Eliminations and Other	Total
	(in millions)
For the Three Months Ended March 31, 2012:
EBITDA	$247	$200	$98	$33	$—	$578
Depreciation and amortization	(36)	(44)	(22)	(12)	—	(114)

Operating income	$211	$156	$76	$21	$—	464

Interest expense						(35)
Other income, net						7

Income before income taxes and equity income						436
Income tax expense						(77)
Equity income, net of tax						4

Net income						$363
Net income attributable to noncontrolling interest						21

Net income attributable to Delphi						$342

	Electrical/ Electronic Architecture	Powertrain Systems	Electronics and Safety	Thermal Systems	Eliminations and Other	Total
	(in millions)
For the Three Months Ended March 31, 2011:
EBITDA	$240	$132	$105	$52	$—	$529
Depreciation and amortization	(32)	(47)	(27)	(11)	—	(117)

Operating income	$208	$85	$78	$41	$—	412

Interest expense						(6)
Other income, net						3

Income before income taxes and equity income						409
Income tax expense						(116)
Equity income, net of tax						17

Net income						$310
Net income attributable to noncontrolling interest						19

Net income attributable to Delphi						$291

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q, as well as other statements made by Delphi Automotive PLC (“Delphi,” the “Company,” “we,” “us” and “our”), contain forward-looking statements that reflect, when made, the Company’s current views with respect to current events and financial performance. Such forward-looking statements are subject to many risks, uncertainties and factors relating to the Company’s operations and business environment, which may cause the actual results of the Company to be materially different from any future results, express or implied, by such forward-looking statements. All statements that address future operating, financial or business performance or the Company’s strategies or expectations are forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “will,” “should,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “projects,” “potential,” “outlook” or “continue,” and other comparable terminology. Factors that could cause actual results to differ materially from these forward-looking statements include, but are not limited to, the following: global economic conditions, including conditions affecting the credit market; the cyclical nature of automotive sales and production; the potential disruptions in the supply of and changes in the competitive environment for raw material integral to the Company’s products; the Company’s ability to maintain contracts that are critical to its operations; the ability of the Company to attract, motivate and/or retain key executives; the ability of the Company to avoid or continue to operate during a strike, or partial work stoppage or slow down by any of its unionized employees or those of its principal customers, and the ability of the Company to attract and retain customers. Additional factors are discussed under the captions “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s filings with the Securities and Exchange Commission, including those set forth in the Company’s Annual Report on Form 10-K for fiscal year ended December 31, 2011. New risks and uncertainties arise from time to time, and it is impossible for us to predict these events or how they may affect the Company. It should be remembered that the price of the ordinary shares and any income from them can go down as well as up. Delphi disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events and/or otherwise, except as may be required by law.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis of financial condition and results of operations (“MD&A”) is intended to help you understand the business operations and financial condition of the Company for the three months ended March 31, 2012. This discussion should be read in conjunction with Item 1. Financial Statements. Our MD&A is presented in seven sections:

•	Executive Overview

•	Consolidated Results of Operations

•	Results of Operations by Segment

•	Liquidity and Capital Resources

•	Off-Balance Sheet Arrangements and Other Matters

•	Significant Accounting Policies and Critical Accounting Estimates

•	Recently Issued Accounting Pronouncements

Within the MD&A, “Delphi,” the “Company,” “we,” “us” and “our” refer to Delphi Automotive PLC, a public limited company which was formed under the laws of Jersey on May 19, 2011, together with its subsidiaries, including Delphi Automotive LLP, a limited liability partnership incorporated under the laws of England and Wales which was formed on August 19, 2009 for the purpose of acquiring certain assets of the former Delphi Corporation, and became a subsidiary of Delphi Automotive PLC in connection with the completion of the Company’s initial public offering on November 22, 2011. The former Delphi Corporation and, as the context may require, its subsidiaries and affiliates, are referred to herein as the “Predecessor”.

Executive Overview

Our Business

We are a leading global vehicle components manufacturer and provide electrical and electronic, powertrain, safety and thermal technology solutions to the global automotive and commercial vehicle markets. We are one of the largest vehicle component manufacturers and our customers include the largest automotive original equipment manufacturers (“OEMs”) in the world.

Delphi’s improved total net sales during the three months ended March 31, 2012 reflect increased OEM production volumes as compared to the same period of 2011. Global OEM production increased approximately 4% for the three months ended March 31, 2012 versus 2011. As a result of the significant restructuring actions implemented by the Predecessor and continued by Delphi in 2010, our reduced cost structure is enabling us to translate the total net sales growth achieved in the first quarter of 2012 into strong gross margin and improved operating earnings. Although continued improvements in global OEM production volumes reflect a stabilization of the global economy, European and South American markets declined in the first quarter of 2012. However, our favorable channel and customer mix in Europe serves to mitigate the impacts of the current weakness in this market. While Delphi continues to operate in a cyclical industry that is impacted by movements in the macro economy, our strong balance sheet coupled with our reduced cost structure position us to capitalize on further strengthening of the global economy and improvements in OEM production volumes.

Trends, Uncertainties and Opportunities

Resin supply disruption. In March 2012, the operations of a chemical supplier that produces a key component of plastics primarily used in brake and fuel systems were disrupted by a fire at their production facility in Europe. Although we have only a limited direct supply relationship with this vendor, this material is used by suppliers throughout the interconnected automotive supply chain, and any material shortage may ultimately result in reductions to OEM production schedules. To date, we have not experienced any adverse impacts to our production, however, we are actively monitoring the supply base and OEM production as well as working collaboratively with others in the industry to develop supply alternatives in order to mitigate supply disruptions. As the situation continues to develop, if an alternate supply of key material or components is not available, any resulting reduction in vehicle production could adversely affect Delphi’s financial condition and operating results.

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

We have a strong presence in China, where we have operated for nearly 20 years. All of our business segments have operations and sales in China. As a result, we have well-established relationships with all of the major OEMs in China. We generated approximately $2 billion in revenue from China in 2011. With only 21 of our 33 offered products locally manufactured in 2011, we believe we have the opportunity to expand additional product lines into China, and as a result, we see further growth potential.

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

Engineering, design & development. Our history and culture of innovation have enabled us to develop significant intellectual property and design and development expertise to provide advanced technology solutions that meet the demands of our customers. We have a team of more than 17,000 scientists, engineers and technicians focused on developing leading product solutions for our key markets, located at 15 major technical centers in Brazil, China, France, Germany, India, Luxembourg, Mexico, Poland, South Korea, the United Kingdom and the United States. We invest approximately $1 billion annually in research and development, including engineering, to maintain our portfolio of innovative products, and currently own approximately 5,100 patents. We also encourage “open innovation” and collaborate extensively with peers in the industry, government agencies and academic institutions. Our technology competencies are recognized by both customers and government agencies, who have co-invested approximately $400 million of additional funds annually in new product development, increasing our total spend accordingly, accelerating the pace of innovation and reducing the risk associated with successful commercialization of technological breakthroughs.

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

In 2010, we largely completed our restructuring activities, resulting in a lower fixed cost base, improved manufacturing footprint and reduced overhead. We dramatically reduced our U.S. and Western European footprints, realigned our selling, general and administrative cost structure and increased the variable nature of our employee base. As a result, approximately 90% of our hourly workforce is located in low cost countries. Furthermore, we have substantial operational flexibility by leveraging a large workforce of temporary workers, which represented approximately 33% of the hourly workforce as of March 31, 2012. We are focused on maintaining a low fixed cost base to minimize our net income before depreciation and amortization (including long-lived asset and goodwill impairment), interest expense, other income (expense), net, income tax expense and equity income, net of tax (“EBITDA”) breakeven, which we estimate to be approximately 38% below the production volumes, assuming constant product mix and based on 2011 results. We believe that our lean cost structure will allow us to remain profitable at all points of the traditional vehicle industry production cycle.

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

Industry consolidation. Consolidation among worldwide suppliers is expected to continue as suppliers seek to achieve operating synergies and value stream efficiencies, acquire complementary technologies, and build stronger customer relationships as OEMs continue to expand globally. We believe companies with strong balance sheets and financial discipline are in the best position to take advantage of the industry consolidation trend. We have a strong balance sheet with gross debt of approximately $2.1 billion and substantial liquidity of approximately $2.7 billion of cash and cash equivalents and available financing under our Revolving Credit Facility (as defined below in Liquidity and Capital Resources) as of March 31, 2012, and no significant U.S. defined benefit or workforce postretirement health care benefits and employer-paid postretirement basic life insurance benefits (“OPEB”) liabilities. We intend to maintain strong financial discipline targeting industry-leading earnings growth, cash flow generation and return on invested capital and to maintain sufficient liquidity to sustain our financial flexibility throughout the industry cycle.

Consolidated Results of Operations

Delphi typically experiences fluctuations in revenue due to changes in OEM production schedules, vehicle sales mix and the net of new and lost business (which we refer to collectively as volume), increased prices attributable to escalation clauses in our supply contracts for recovery of increased commodity costs (which we refer to as commodity pass-through), fluctuations in foreign currency exchange rates (which we refer to as FX), contractual reductions of the sales price to the OEM (which we refer to as contractual price reductions) and engineering changes. Changes in sales mix can have either favorable or unfavorable impact on revenue. Such changes can be the result of shifts in regional growth, shifts in OEM sales demand, as well as shifts in consumer demand related to vehicle segment purchases and content penetration. For instance, a shift in sales demand favoring a particular OEM’s vehicle model for which we do not have a supply contract may negatively impact our revenue. A shift in regional sales demand toward certain markets could favorably impact the sales of those of our customers that have a large market share in those regions, which in turn would be expected to have a favorable impact on our revenue.

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

Three Months Ended March 31, 2012 versus Three Months Ended March 31, 2011

The results of operations for the three months ended March 31, 2012 and 2011 were as follows:

	Three Months Ended March 31,
	2012		2011		Favorable/ (Unfavorable)
	(dollars in millions)
Net sales	$4,092		$3,997		$95
Cost of sales	3,373		3,353		(20)

Gross margin	719	17.6%	644	16.1%	75
Selling, general and administrative	228		205		(23)
Amortization	21		18		(3)
Restructuring	6		9		3

Operating income	464		412		52
Interest expense	(35)		(6)		(29)
Other income, net	7		3		4

Income before income taxes and equity income	436		409		27
Income tax expense	(77)		(116)		39

Income before equity income	359		293		66
Equity income, net of tax	4		17		(13)

Net income	363		310		53
Net income attributable to noncontrolling interest	21		19		(2)

Net income attributable to Delphi	$342		$291		$51

Total Net Sales

Below is a summary of Delphi’s total net sales for the three months ended March 31, 2012 versus March 31, 2011.

	Three Months Ended March 31,			Variance Due To:
	2012	2011	Favorable/ (unfavorable)	Volume, net of contractual price reductions	FX	Commodity pass- through	Other	Total
	(in millions)			(in millions)
Total net sales	$4,092	$3,997	$95	$188	$(70)	$(22)	$(1)	$95

Total net sales for the three months ended March 31, 2012 increased 2% compared to the three months ended March 31, 2011. The increase in total net sales resulted primarily from increased volume as a result of improved OEM production schedules in the first quarter of 2012.

Operating Results

The information below summarizes the operating results for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011.

Cost of Sales

Cost of sales is primarily comprised of material, labor, manufacturing overhead, freight, fluctuations in foreign currency exchange rates, product engineering, design and development expenses, depreciation and amortization, warranty costs and other operating expenses. Gross margin is revenue less cost of sales and gross margin percentage is gross margin as a percent of net sales. Cost of sales increased $20 million for the three months ended March 31, 2012 compared to the three months ended March 31, 2011, as summarized below.

	Three Months Ended March 31,			Variance Due To:
	2012	2011	Favorable/ (unfavorable)	Volume (a)	Operational performance	Other	Total
	(dollars in millions)			(in millions)
Cost of sales	$3,373	$3,353	$(20)	$(189)	$44	$125	$(20)
Gross margin	$719	$644	$75	$(1)	$44	$32	$75
Percentage of net sales	17.6%	16.1%

(a)	Presented net of contractual price reductions for gross margin variance.

The increase in cost of sales was driven by increases in volume and offset by the following items in other above:

•	Decreased warranty expense in 2012 related to a $76 million charge in 2011 as a result of the settlement for certain components supplied by Delphi’s Powertrain segment;

•	$22 million of decreased pass through commodity cost, which were primarily offset in sales through contract escalation/de-escalation clauses with our customers; and

•	Approximately $60 million of decreased expense due to fluctuations in foreign currency exchange rates.

Selling, General and Administrative Expense

	Three Months Ended March 31,
	2012	2011	Favorable/ (unfavorable)
	(dollars in millions)
Selling, general and administrative expense	$228	$205	$(23)
Percentage of net sales	5.6%	5.1%

Selling, general and administrative expense (“SG&A”) includes administrative expenses, information technology costs and incentive compensation related costs, and increased as a percent of sales during the first quarter of 2012 compared to 2011 due largely to increased accruals for incentive compensation of $16 million.

Amortization

	Three Months Ended March 31,
	2012	2011	Favorable/ (unfavorable)
	(in millions)
Amortization	$21	$18	$(3)

Amortization expense reflects the non-cash charge related to definite-lived intangible assets primarily recognized as part of the Acquisition.

Restructuring

	Three Months Ended March 31,
	2012	2011	Favorable/ (unfavorable)
	(dollars in millions)
Restructuring	$6	$9	$3
Percentage of net sales	0.1%	0.2%

The decrease in restructuring expense is due to a decline in workforce reductions and programs related to the rationalization of manufacturing and engineering processes, including plant closures, in the three months ended March 31, 2012 as compared to the three months ended March 31, 2011.

Refer to Note 7. Restructuring to the consolidated financial statements for additional information.

Interest Expense

	Three Months Ended March 31,
	2012	2011	Favorable/ (unfavorable)
	(in millions)
Interest Expense	$35	$6	$(29)

The increase in interest expense for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011 is due to changes in debt balances, primarily related to the borrowings under the credit agreement (the “Credit Agreement”) and issuance of the $500 million of 5.875% senior notes due 2019 and $500 million of 6.125% senior notes due 2021 (collectively, the “Senior Notes”), in conjunction with the redemption of the Class A and Class C membership interests.

Refer to Note 8. Debt, to the consolidated financial statements for additional information.

Other Income, net

	Three Months Ended March 31,
	2012	2011	Favorable/ (unfavorable)
	(in millions)
Other income, net	$7	$3	$4

The increase in other income, net is primarily related to a debt extinguishment loss of $9 million recognized in the three months ended March 31, 2011, offset by lower interest income in the three months ended March 31, 2012.

Refer to Note 14. Other income, net to the consolidated financial statements for additional information.

Income Taxes

	Three Months Ended March 31,
	2012	2011	Favorable/ (unfavorable)
	(in millions)
Income tax expense	$77	$116	$39

The effective tax rate was 18% and 28% for the three months ended March 31, 2012 and 2011, respectively. The Company’s tax rate is affected by the tax rates in the jurisdictions in which the Company operates, the relative amount of income earned in each jurisdiction and the relative amount of losses or income for which no tax benefit or expense was recognized due to a valuation allowance.

The effective tax rate in the three months ended March 31, 2012 was impacted by a reduction of $22 million in tax reserves due to resolution of open issues with tax authorities and a reduction of $11 million in with holding tax expense due to tax planning actions. The effective tax rate in the three months ended March 31, 2011 was impacted by an increase of $10 million in with holding tax expense related to the funding of the redemption of all the outstanding Class A and Class C membership interests in Delphi Automotive LLP.

Equity Income

	Three Months Ended March 31,
	2012	2011	Favorable/ (unfavorable)
	(in millions)
Equity income, net of tax	$4	$17	$(13)

Equity income, net of tax reflects Delphi’s interest in the results of ongoing operations of entities accounted for as equity-method investments. Equity income decreased during the three months ended March 31, 2012 as compared to the three months ended March 31, 2011 primarily due to the recognition of $8 million of gain on the sale of our 49.5% interest in Daesung Electric, Co., Ltd in the three months ended March 31, 2011.

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

Our management utilizes segment EBITDA as a key performance measure. Segment EBITDA should not be considered a substitute for results prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and should not be considered an alternative to net income attributable to Delphi, which is the most directly comparable financial measure to EBITDA that is in accordance with U.S. GAAP. Segment EBITDA, as determined and measured by us, should also not be compared to similarly titled measures reported by other companies.

The reconciliation of EBITDA to net income attributable to Delphi for the three months ended March 31, 2012 and 2011 are as follows:

	Electrical/ Electronic Architecture	Powertrain Systems	Electronics and Safety	Thermal Systems	Eliminations and Other	Total
	(in millions)
For the Three Months Ended March 31, 2012:
EBITDA	$247	$200	$98	$33	$—	$578
Depreciation and amortization	(36)	(44)	(22)	(12)	—	(114)

Operating income	$211	$156	$76	$21	$—	464

Interest expense						(35)
Other income, net						7

Income before income taxes and equity income						436
Income tax expense						(77)
Equity income						4

Net income						$363
Net income attributable to noncontrolling interest						21

Net income attributable to Delphi						$342

	Electrical/ Electronic Architecture	Powertrain Systems	Electronics and Safety	Thermal Systems	Eliminations and Other	Total
	(in millions)
For the Three Months Ended March 31, 2011:
EBITDA	$240	$132	$105	$52	$—	$529
Depreciation and amortization	(32)	(47)	(27)	(11)	—	(117)

Operating income	$208	$85	$78	$41	$—	412

Interest expense						(6)
Other income, net						3

Income before income taxes and equity income						409
Income tax expense						(116)
Equity income						17

Net income						$310
Net income attributable to noncontrolling interest						19

Net income attributable to Delphi						$291

Net sales, gross margin as a percentage of net sales and EBITDA by segment for the three months ended March 31, 2012 and 2011 are as follows:

Net Sales by Segment

	Three Months Ended March 31,			Variance Due To:
	2012	2011	Favorable/ (unfavorable)	Volume, net of contractual price reductions	FX	Commodity Pass-through	Other	Total
	(in millions)			(in millions)
Electrical/Electronic Architecture	$1,730	$1,613	$117	$162	$(24)	$(20)	$(1)	$117
Powertrain Systems	1,264	1,237	27	54	(26)	—	(1)	27
Electronics and Safety	741	762	(21)	(7)	(13)	—	(1)	(21)
Thermal Systems	419	449	(30)	(19)	(9)	(2)	—	(30)
Eliminations and Other	(62)	(64)	2	(2)	2	—	2	2

Total	$4,092	$3,997	$95	$188	$(70)	$(22)	$(1)	$95

Gross Margin Percentage by Segment

	Three Months Ended March 31,
	2012	2011
Electrical/Electronic Architecture	17.6%	18.1%
Powertrain Systems	19.6%	13.6%
Electronics and Safety	16.3%	16.0%
Thermal Systems	11.0%	13.8%
Eliminations and Other	0.0%	0.0%
Total	17.6%	16.1%

EBITDA by Segment

	Three Months Ended March 31,			Variance Due To:
	2012	2011	Favorable/ (unfavorable)	Volume, net of contractual price reductions	Operational performance	Other	Total
	(in millions)			(in millions)
Electrical/Electronic Architecture	$247	$240	$7	$28	$1	$(22)	$7
Powertrain Systems	200	132	68	6	25	37	68
Electronics and Safety	98	105	(7)	(18)	14	(3)	(7)
Thermal Systems	33	52	(19)	(17)	4	(6)	(19)
Eliminations and Other	—	—	—	—	—	—	—

Total	$578	$529	$49	$(1)	$44	$6	$49

As noted in the table above, EBITDA for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011 was impacted by volume and contractual price reductions, including product mix and operational performance improvements, as well as the following items included in Other in the table above:

•	Decreased warranty expense in 2012 related to a $76 million charge in 2011 as a result of the settlement for certain components supplied by Delphi’s Powertrain segment; and

•	Offset by $27 million due to increased accruals for incentive compensation in 2012 related to Delphi’s salaried workforce;

Liquidity and Capital Resources

Overview of Capital Structure

As of March 31, 2012, we had cash and cash equivalents of $1.4 billion and net debt (defined as outstanding debt less cash and cash equivalents) of $673 million. We also have access to additional liquidity pursuant to the terms of the $1.3 billion Revolving Credit Facility as described below. We expect existing cash, available liquidity and cash flows from operations to continue to be sufficient to fund our global operating activities, including any payments required pursuant to the Value Creation Plan (the “VCP”), any mandatory payments required under the Credit Agreement, and capital expenditures. Refer to Note 16. Share-Based Compensation for additional information. We also continue to expect to be able to move funds between different countries to manage our global liquidity needs without material adverse tax implications, subject to current monetary policies and to the terms of the Credit Agreement. Based on this, we believe we possess sufficient liquidity to fund our operations and capital investments in 2012 and beyond.

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

On March 31, 2011, all outstanding Class A and Class C membership interests of Delphi Automotive LLP were redeemed for $3,791 million and $594 million, respectively. In conjunction with the redemption transaction, Delphi Automotive LLP incurred transaction-related fees and expenses totaling approximately $180 million, including amounts paid to certain membership interest holders. In addition, Delphi Automotive LLP obtained necessary consents to the redemption of the Class A and Class C membership interests and modified and eliminated specific rights provided to these membership interest holders under the Second Amended and Restated Limited Liability Partnership Agreement of Delphi Automotive LLP. Subsequent to the redemption transaction on March 31, 2011, Delphi Automotive LLP membership interest equity was comprised of a single voting class of membership interests, the Class B membership interests of Delphi Automotive LLP. In addition to this class of voting membership interests, non-voting Class E-1 membership interests were held by the Board of Managers of Delphi Automotive LLP. These remaining membership interests were exchanged for shares of Delphi Automotive PLC in conjunction with the initial public offering in November 2011.

Share Repurchases and Dividends

In January 2012, the Board of Directors authorized the purchase and redemption of up to $300 million of ordinary shares. The program will terminate on the earlier of December 31, 2012 or when the Company attains $300 million in ordinary share repurchases. As of March 31, 2012, no share repurchases have occurred. To the extent we generate discretionary cash flow we may consider using this additional cash flow for optional prepayments of existing indebtedness, strategic acquisitions, dividends on share capital, additional share repurchases, and/or general corporate purposes.

During the three months ended, March 31, 2012, Delphi received a dividend of $62 million from one of its equity method investments. The dividend was recognized as a reduction to the investment with $37 million being a return of capital investment.

Credit Agreement

In March 2011, in conjunction with the redemption of membership interests from Class A and Class C membership interest holders, Delphi Corporation, a wholly-owned U.S. subsidiary of Delphi Automotive LLP, entered into the Credit Agreement with JPMorgan Chase Bank, N.A., as lead arranger and administrative agent, with respect to $3.0 billion in senior secured credit facilities. The March 2011 credit agreement has been amended and restated and as of March 31, 2012 consists of a $1.3 billion 5-year senior secured revolving credit facility (the “Revolving Credit Facility”), a $258 million senior secured 5-year term A loan (the “Tranche A Term Loan”) and a $950 million senior secured 6-year term B loan (the “Tranche B Term Loan”). The maximum amount drawn under our Revolving Credit Facility in the three months ended March 31, 2012 to manage intra-month working capital needs was $210 million. The Revolving Credit Facility was undrawn at March 31, 2012. As of March 31, 2012, we had approximately $9 million in letters of credit issued under the Credit Agreement. Letters of credit issued under the Credit Agreement reduce availability under the Revolving Credit Facility.

Delphi Corporation is obligated to make quarterly principal payments throughout the terms of the Tranche A and Tranche B Term Loans according to the amortization schedule in the Credit Agreement. In conjunction with the repayments during the year ended December 31, 2011, all quarterly principal payment obligations prior to maturity have been satisfied for the Tranche B Term Loan and quarterly principal payments have been satisfied through December 31, 2013 for the Tranche A Term Loan and partially satisfied through March 31, 2014. The Credit Agreement also contains certain mandatory prepayment provisions in the event the Company generates excess cash flow (as defined in the Credit Agreement) or Delphi receives net cash proceeds from any asset sale or casualty event. No mandatory prepayments, under these provisions, have been made or are due through March 31, 2012.

As of March 31, 2012, Delphi Corporation selected the one-month London Interbank Offered Rate (“LIBOR”) interest rate option, as detailed in the table below, and the amounts outstanding, net of the discount (in millions) and rates effective as of March 31, 2012 were based on Delphi’s current credit rating and applicable margin for the Credit Agreement:

	LIBOR plus	Borrowings as of March 31, 2012	Rates effective as of March 31, 2012
Revolving Credit Facility	2.00%	$—	—%
Tranche A Term Loan	2.00%	$210	2.25%
Tranche B Term Loan	2.50%	$772	3.50%*

*	Includes a LIBOR floor of 1.00%.

The Credit Agreement contains certain covenants that limit, among other things, the Company’s (and the Company’s subsidiaries’) ability to incur additional indebtedness or liens, to dispose of assets, to make certain investments, to prepay certain indebtedness and to pay dividends, or to make other distributions or redemptions/repurchases, in respect of the Company’s equity interests. In addition, the Credit Agreement requires that the Company maintain a consolidated leverage ratio (the ratio of Consolidated Total Indebtedness to Consolidated EBITDA, each as defined in the Credit Agreement) of less than 2.75 to 1.0. The Credit Agreement also contains events of default customary for financings of this type. The Company was in compliance with the Credit Agreement covenants as of March 31, 2012.

All obligations under the Credit Agreement are borrowed by Delphi Corporation and jointly and severally guaranteed by its direct and indirect parent companies and by certain of Delphi Automotive PLC’s existing and future direct and indirect subsidiaries, subject to certain exceptions set forth in the Credit Agreement. All obligations under the Credit Agreement, including the guarantees of those obligations, are secured by certain assets of Delphi Corporation and the guarantors, including substantially all of the assets of Delphi Automotive PLC, and its United States (“U.S.”) subsidiaries, and certain assets of Delphi Corporation’s direct and indirect parent companies.

Senior Notes

On May 17, 2011, Delphi Corporation issued $500 million of 5.875% senior notes due 2019 and $500 million of 6.125% senior notes due 2021 (the “Senior Notes”) in a transaction exempt from registration under Rule 144A and Regulation S of the Securities Act. The Senior Notes are fully and unconditionally guaranteed, jointly and severally, by Delphi Automotive PLC and certain of its existing and future subsidiaries. Interest is payable semi-annually on May 15 and November 15 of each year to holders of record at the close of business on May 1 or November 1 immediately preceding the interest payment date. Delphi paid approximately $23 million of debt issuance costs in connection with the Senior Notes. The net proceeds of approximately $1.0 billion as well as cash on hand were used to pay down amounts outstanding under the Credit Agreement.

The indenture governing the Senior Notes limits, among other things, Delphi’s (and Delphi’s subsidiaries’) ability to incur additional indebtedness or liens, dispose of assets, make certain restricted payments or investments, enter into transactions with affiliates or merge with or into other entities. As of March 31, 2012 the Company was in compliance with the provisions of the Senior Notes.

In April 2012, Delphi Corporation launched an offer to exchange all of the Senior Notes, as defined below, for registered notes with terms identical in all material respects to the terms of the Senior Notes, except that the new notes will be registered under the Securities Act of 1933 (the “Securities Act”), and the transfer restrictions and registration rights relating to the Senior Notes will not apply. There will be no proceeds as a result of the exchange and we anticipate completing the exchange in May 2012.

Acquisition Financing

In connection with the Acquisition, (i) Delphi Automotive LLP issued $41 million in senior unsecured five-year notes (the “Old Notes”) pursuant to a Note Purchase Agreement (the “NPA”) with an October 6, 2009 (the “Acquisition Date”) fair value of $49 million and (ii) entered into a senior secured delayed draw term loan facility (the “DDTL”) with a syndicate of lenders. Additionally, in connection with the redemption of the Class A and Class C membership interests on March 31, 2011 and execution of the Credit Agreement, each of the DDTL and the NPA was terminated (including the termination, discharge and release of all security and guarantees granted in connection with the DDTL and the NPA) and Delphi paid approximately $57 million to redeem the Old Notes in full. In connection with the termination of the Old Notes, Delphi incurred early termination penalties and recognized a loss on extinguishment of debt of approximately $9 million during the three months ended March 31, 2011.

Other Financing and Liquidity

Accounts receivable factoring—We maintain various accounts receivable factoring facilities in Europe that are accounted for as short-term debt. We utilize these programs to fund our working capital needs including our intra-month liquidity needs. These uncommitted factoring facilities are available through various financial institutions. As of March 31, 2012 and December 31, 2011, $53 million and $54 million, respectively, were outstanding under these accounts receivable factoring facilities.

Capital leases and other—As of March 31, 2012 and December 31, 2011, approximately $50 million and approximately $67 million, respectively, of other debt issued by certain international subsidiaries was outstanding, primarily related to capital lease obligations.

U.S. Federal Government Programs—We have numerous technology and manufacturing development programs that are competitively awarded from agencies of the U.S. Federal Government. These programs are from the U.S. Department of Transportation (“DOT”), the U.S. Department of Energy (“DOE”), and the U.S. Department of Defense (“DoD”). We received $9 million from these Federal agencies in the three months ended March 31, 2012 for work performed. These programs supplement our internal research and development funds and directly support our product focus of Safe, Green and Connected. The largest current program by cost was awarded as part of the American Recovery and Reinvestment Act of 2009, through which the DOE will reimburse us for 50% of project costs up to total reimbursements of $89 million associated with the development and low cost U.S. manufacturing of power electronics related to electric and hybrid electric vehicles. The project period for this grant is January 2010 through December 2012. As of March 31, 2012, we have received from the DOE related project cost reimbursements on this project of $69 million. During the rest of 2012, we expect to complete this project and receive the remaining project cost reimbursements from the DOE of $20 million. During 2011 and the three months ended March 31, 2012, we continued to pursue many technology development programs by bidding on competitively procured programs from DOT, DOE and DoD. Some of these programs were bid with us being the lead or “Prime Contractor”, and some were bid with us as a “Subrecipient” to the Prime Contractor. For the three months ended March 31, 2012, Delphi was awarded 1 new program with over $1 million of U.S. Government fund that will be received over the next 36 months.

Warranty settlement—On April 30, 2011, we paid €90 million (approximately $133 million at April 30, 2011 exchange rates) under the terms of a March 2011 warranty settlement. In April 2012, we made the final scheduled payment of €60 million (approximately $80 million at March 31, 2012 exchange rates) related to this matter.

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

Cash in the U.S. is managed centrally through a U.S. cash pooling arrangement and cash in Europe is managed centrally through a European cash pooling arrangement. Outside the U.S. and Europe, cash may be managed through a country cash pool, a self-managed cash flow arrangement or a combination of the two depending on our presence in the respective country.

Operating Activities. Net cash provided by operating activities totaled $293 million and $156 million for the three months ended March 31, 2012 and 2011, respectively. The $137 million increase primarily reflects higher earnings resulting from increased volumes and a slight reduction in net working capital requirements. Cash flow from operating activities for the three months ended March 31, 2012 consisted of net earnings of $363 million increased by $114 million for non-cash charges for depreciation and amortization, partially offset by $231 million related to changes in operating assets and liabilities, net of restructuring and pension contributions. Cash flow from operating activities for the three months ended March 31, 2011 consisted of net earnings of $310 million increased by $117 million for non-cash charges for depreciation and amortization, partially offset by $284 million related to changes in operating assets and liabilities, net of restructuring and pension contributions.

Investing Activities. Net cash used by investing activities totaled $240 million for three months ended March 31, 2012 and net cash provided by investing activities totaled $433 million for the three months ended March 31, 2011. The decrease is primarily due to the maturities of time deposits of $550 million in 2011 and a $79 million increase in capital expenditures.

Financing Activities. Net cash used in financing activities totaled $23 million and $2,204 million for the three months ended March 31, 2012 and 2011, respectively. The decrease is primarily due to the redemption of membership interests for $4,557 million offset by the proceeds received, net of repayments, from the issuance of debt to partially fund the redemption transaction and the repayment of the Old Notes, of $2,339 million during the three months ended March 31, 2011.

Off-Balance Sheet Arrangements

We do not engage in any off-balance sheet financial arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contingencies and Environmental Matters

The information concerning contingencies, including environmental contingencies and the amount currently held in reserve for environmental matters, contained in Note 10. Commitments and Contingencies, to the unaudited consolidated financial statements including in Part I, Item 1 of this report is incorporated herein by reference.

Recently Issued Accounting Pronouncements

The information concerning recently issued accounting pronouncements contained in Note 2. Significant Accounting Policies, to the unaudited consolidated financial statements including in Part I, Item 1 of this report is incorporated herein by reference.

Critical Accounting Estimates

There have been no significant changes in our critical accounting estimates during the three months ended March 31, 2012.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to the information concerning our exposures to market risk as stated in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 4. CONTROLS AND PROCEDURES

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Disclosure Controls and Procedures

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the U.S. Securities Exchange Act of 1934. The Company maintains disclosure controls and procedures that are designed to provide reasonable assurance of achieving their objectives.

As of March 31, 2012, the Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated for disclosure, changes to the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective to provide reasonable assurance that the desired control objectives were achieved as of March 31, 2012.

Changes in Internal Control over Financial Reporting

There were no material changes in the Company’s internal controls over financial reporting during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

We are involved from time to time in various legal proceedings and claims, including, without limitation, commercial and contractual disputes, product liability claims and environmental and other matters. For a description of risks related to various legal proceedings and claims, see Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2011, as supplemented and updated by Part II—Item 1A, “Risk Factors,” in this Report. For a description of our outstanding material legal proceedings, see Note 10. Commitments and Contingencies to the condensed consolidated financial statements included in this Report.

ITEM 1A. RISK FACTORS

There have been no material changes in risk factors for the Company in the period covered by this report. For information regarding factors that could affect the Company’s results of operations, financial condition and liquidity, see the risk factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December  31, 2011.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no repurchases of equity securities during the three months ended March 31, 2012. In January 2012, the Board of Directors authorized a share repurchase of up to $300 million of ordinary shares. The program will terminate on the earlier to occur of December 31, 2012 or when the Company attains $300 million in ordinary share repurchases. As of March 31, 2012, $300 million remained available for repurchases pursuant to this program.

ITEM 6. EXHIBITS

Exhibit Number	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.*

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document.#

101.SCH	XBRL Taxonomy Extension Schema Document.#

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.#

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.#

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.#

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.#

*	Filed herewith.
#	Filed electronically with the Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DELPHI AUTOMOTIVE PLC

/s/ KEVIN P. CLARK
By: Kevin P. Clark
Senior Vice President and
Chief Financial Officer

Dated: April 26, 2012