Form 10-Q
period 2012-06-30
Delphi Automotive PLC
filed 2012-07-31
CIK 1521332

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________________________________________________
FORM 10-Q
__________________________________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to             .
Commission file number: 001-35346
___________________________________________________________________________________________________
 DELPHI AUTOMOTIVE PLC
(Exact name of registrant as specified in its charter)
____________________________________________________________________________________________________

Jersey	98-1029562
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
Courtney Road
Hoath Way
Gillingham, Kent ME8 0RU
United Kingdom
(Address of principal executive offices)
011-44-163-423-4422
(Registrant’s telephone number, including area code)
N/A
(Former name, former address and former fiscal year, if changed since last report)
__________________________________________________________________________
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
The number of the registrant’s ordinary shares outstanding, $0.01 par value per share as of July 27, 2012, was 322,997,253.

DELPHI AUTOMOTIVE PLC

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
DELPHI AUTOMOTIVE PLC
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(in millions, except per share amounts)
Net sales	$3,997	$4,213	$8,089	$8,210
Operating expenses:
Cost of sales	3,272	3,518	6,645	6,871
Selling, general and administrative	230	240	458	445
Amortization	19	19	40	37
Restructuring (Note 7)	8	8	14	17
Total operating expenses	3,529	3,785	7,157	7,370
Operating income	468	428	932	840
Interest expense	(33)	(41)	(68)	(47)
Other income (expense), net (Note 14)	5	(4)	12	(1)
Income before income taxes and equity income	440	383	876	792
Income tax expense	(98)	(73)	(175)	(189)
Income before equity income	342	310	701	603
Equity income, net of tax	8	6	12	23
Net income	350	316	713	626
Net income attributable to noncontrolling interest	20	18	41	37
Net income attributable to Delphi	$330	$298	$672	$589
Basic net income per share:
Basic net income per share attributable to Delphi	$1.01	$0.88	$2.05	$1.15
Weighted average number of basic shares outstanding	325.87	337.78	327.06	512.38
Diluted net income per share:
Diluted net income per share attributable to Delphi	$1.01	$0.88	$2.05	$1.15
Weighted average number of diluted shares outstanding	326.14	337.78	327.30	512.38

See notes to consolidated financial statements.

DELPHI AUTOMOTIVE PLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in millions)
Net income:	$350	$316	$713	$626
Other comprehensive (loss) income :
Currency translation adjustments	(151)	50	(73)	117
Net change in unrecognized (loss) gain on derivative instruments, net of tax (a) (Note 13)	(15)	(12)	36	(13)
Employee benefit plans adjustment, net of tax (b) (Note 9)	(1)	—	(1)	2
Other comprehensive (loss) income	(167)	38	(38)	106
Comprehensive income	183	354	675	732
Comprehensive income attributable to noncontrolling interests	18	20	40	41
Comprehensive income attributable to Delphi	$165	$334	$635	$691

(a)
Other comprehensive income (loss) is net of a $8 million and $6 million tax effect and a $21 million and $9 million tax effect related to unrecognized gain (loss) on derivative instruments for the three and six months ended June 30, 2012 and 2011, respectively.

(b)
Other comprehensive income is net of a $0 million and $0 million tax effect and a $0 million and $(1) million tax effect related to employee benefit plans adjustments for the three and six months ended June 30, 2012 and 2011, respectively.

See notes to consolidated financial statements.

DELPHI AUTOMOTIVE PLC
CONSOLIDATED BALANCE SHEETS

	June 30, 2012	December 31, 2011
	(unaudited)
	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$1,523	$1,363
Restricted cash	12	9
Accounts receivable, net	2,635	2,459
Inventories (Note 3)	1,106	1,054
Other current assets (Note 4)	574	616
Total current assets	5,850	5,501
Long-term assets:
Property, net	2,367	2,315
Investments in affiliates	207	257
Intangible assets, net (Note 2)	552	596
Other long-term assets (Note 4)	461	459
Total long-term assets	3,587	3,627
Total assets	$9,437	$9,128
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt (Note 8)	$69	$107
Accounts payable	2,356	2,397
Accrued liabilities (Note 5)	1,271	1,208
Total current liabilities	3,696	3,712
Long-term liabilities:
Long-term debt (Note 8)	1,995	1,996
Pension benefit obligations	671	674
Other long-term liabilities (Note 5)	412	575
Total long-term liabilities	3,078	3,245
Total liabilities	6,774	6,957
Commitments and contingencies (Note 10)
Shareholders’ equity:
Preferred shares, $0.01 par value per share, 50,000,000 shares authorized, none issued and outstanding	—	—
Ordinary shares, $0.01 par value per share, 1,200,000,000 shares authorized, 322,997,253 and 328,244,510 issued and outstanding as of June 30, 2012 and December 31, 2011, respectively	3	3
Additional paid-in-capital	1,742	1,758
Retained earnings	660	110
Accumulated other comprehensive (loss) income	(220)	(183)
Total Delphi shareholders’ equity	2,185	1,688
Noncontrolling interest	478	483
Total shareholders’ equity	2,663	2,171
Total liabilities and shareholders’ equity	$9,437	$9,128

See notes to consolidated financial statements.

DELPHI AUTOMOTIVE PLC
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
	June 30,
	2012	2011
	(in millions)
Cash flows from operating activities:
Net income	$713	$626
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	187	196
Amortization	40	37
Amortization of deferred issuance costs	8	1
Restructuring expense, net of cash paid	(29)	(43)
Deferred income taxes	7	(7)
Pension benefit expenses	33	38
Income from equity method investments, net of dividends received	13	(15)
Gain on investments and extinguishment of debt	(4)	10
Share-based compensation	12	4
Changes in operating assets and liabilities:
Accounts receivable, net	(186)	(555)
Inventories	(57)	(149)
Other current assets	13	(73)
Accounts payable	79	371
Accrued and other long-term liabilities	(42)	103
Other, net	(7)	(12)
Pension contributions	(26)	(33)
Net cash provided by operating activities	754	499
Cash flows from investing activities:
Capital expenditures	(400)	(292)
Maturity of time deposits	—	550
Proceeds from sale of property / investments	16	49
Cost of acquisitions, net of cash acquired	—	(17)
(Increase) decrease in restricted cash	(3)	30
Acquisition of minority held shares	(16)	(5)
Dividends from equity method investments in excess of earnings	37	—
Other, net	—	(4)
Net cash (used in) provided by investing activities	(366)	311
Cash flows from financing activities:
Net repayments under other short-term debt agreements	(38)	(52)
Proceeds from issuance of senior secured term loans, net of issuance costs	—	2,386
Repayment of senior secured term loans	—	(1,440)
Proceeds from issuance of senior notes, net of issuance costs	—	977
Repayment of five-year notes	—	(57)
Dividend payments of consolidated affiliates to minority shareholders	(5)	(5)
Repurchase of ordinary shares	(150)	—
Redemption of membership interests	—	(4,566)
Net cash used in financing activities	(193)	(2,757)
Effect of exchange rate fluctuations on cash and cash equivalents	(35)	50
Increase (decrease) in cash and cash equivalents	160	(1,897)
Cash and cash equivalents at beginning of period	1,363	3,219
Cash and cash equivalents at end of period	$1,523	$1,322
See notes to consolidated financial statements.

DELPHI AUTOMOTIVE PLC
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited)

	Ordinary Shares
	Number of Shares	Amount	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)		Total Delphi Shareholders’ Equity	Noncontrolling Interest	Total Shareholders’ Equity
	(in millions)
Balance at January 1, 2012	328	$3	$1,758	$110	$(183)	(a)	$1,688	$483	$2,171
Net income	—	—	—	672	—		672	41	713
Other comprehensive income	—	—	—	—	(37)		(37)	(1)	(38)
Dividends	—	—	—	—	—		—	(28)	(28)
Acquisition of minority interest	—	—	—	—	—		—	(17)	(17)
Repurchase of ordinary shares	(5)	—	(28)	(122)	—		(150)	—	(150)
Share based compensation	—	—	12	—	—		12	—	12
Balance at June 30, 2012	323	$3	$1,742	$660	$(220)	(b)	$2,185	$478	$2,663

(a)	As of January 1, 2012, Accumulated Other Comprehensive Loss totaled $183 million (net of a $31 million tax effect) and included:

•	A loss from currency translation adjustments and other of $120 million;

•	A loss from net changes in unrecognized income on derivative instruments of $45 million (net of a $26 million tax effect); and

•	A loss from employee benefit plans adjustments of $18 million (net of a $5 million tax effect)

(b)	As of June 30, 2012, Accumulated Other Comprehensive Loss totaled $220 million (net of a $10 million tax effect) and included:

•	A loss from currency translation adjustments and other of $192 million;

•	A loss from net changes in unrecognized income on derivative instruments of $9 million (net of a $5 million tax effect); and

•	A loss from employee benefit plans adjustments of $19 million (net of a $5 million tax effect)
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

2. SIGNIFICANT ACCOUNTING POLICIES
Consolidation—The consolidated financial statements include the accounts of Delphi and U.S. and non-U.S. subsidiaries in which Delphi holds a controlling financial or management interest and variable interest entities of which Delphi has determined that it is the primary beneficiary. Delphi’s share of the earnings or losses of non-controlled affiliates, over which Delphi exercises significant influence (generally a 20% to 50% ownership interest), is included in the consolidated operating results using the equity method of accounting. All adjustments, consisting of only normal recurring items, which are necessary for a fair presentation, have been included. The results for interim periods are not necessarily indicative of results that may be expected from any other interim period or for the full year and may not necessarily reflect the consolidated results of operations, financial position and cash flows of Delphi in the future. All significant intercompany transactions and balances between consolidated Delphi businesses have been eliminated.
During the six months ended June 30, 2012, Delphi received a dividend of $62 million from one of its equity method investments. The dividend was recognized as a reduction to the investment with $25 million representing a return on investment included in cash flows from operating activities and $37 million representing a return of capital investment and included in cash flows from investing activities.
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
Membership interests—At the Acquisition Date, the outstanding common stock of the Predecessor was canceled and membership interests in Delphi Automotive LLP were issued to Delphi’s owners. On March 31, 2011, all of the outstanding Class A and Class C membership interests held by General Motors Company (“GM”) and the Pension Benefit Guaranty Corporation (“PBGC”) were redeemed for approximately $4.4 billion.
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
Intangible assets—Intangible assets were $552 million and $596 million as of June 30, 2012 and December 31, 2011, respectively. In general, definite-lived intangible assets are being amortized over their useful lives, normally 6-20 years. Costs to renew or extend the term of acquired intangible assets are recognized as expense as incurred. Amortization expense was $19 million and $40 million for the three and six months ended June 30, 2012 and $19 million and $37 million for the three and six months ended June 30, 2011, respectively.
Customer concentrations—Sales to GM were approximately 18% and 20% of our total net sales for the three and six months ended June 30, 2012 and 2011, respectively. Accounts and other receivables due from GM were $452 million and $382 million as of June 30, 2012 and December 31, 2011, respectively.
Recently issued accounting pronouncements—The FASB amended ASC 820, “Fair Value Measurements,” with ASU 2011-04, “Fair Value Measurement (Topic 820) - Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” This update provides converged guidance on how to measure fair value, which is largely consistent with existing U.S. GAAP. This update also requires additional fair value measurement disclosures. The provisions of this update were effective as of January 1, 2012. The effects of adoption were not significant.

3. INVENTORIES
Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or market, including direct material costs and direct and indirect manufacturing costs. A summary of inventories is shown below:

	June 30, 2012	December 31, 2011
	(in millions)
Productive material	$602	$594
Work-in-process	132	144
Finished goods	372	316
Total	$1,106	$1,054

4. ASSETS
Other current assets consisted of the following:

	June 30, 2012	December 31, 2011
	(in millions)
Value added tax receivable	$183	$226
Deferred income taxes	171	183
Prepaid insurance and other expenses	76	69
Reimbursable engineering costs	36	24
Notes receivable	29	24
Debt issuance costs (Note 8)	17	17
Income and other taxes receivable	13	36
Deposits to vendors	12	12
Derivative financial instruments (Note 13)	16	4
Other	21	21
Total	$574	$616

Other long-term assets consisted of the following:

	June 30, 2012	December 31, 2011
	(in millions)
Deferred income taxes	$203	$204
Debt issuance costs (Note 8)	63	71
Income and other taxes receivable	69	58
Reimbursable engineering costs	37	41
Value added tax receivable	33	35
Derivative financial instruments (Note 13)	4	—
Other	52	50
Total	$461	$459

5. LIABILITIES
Accrued liabilities consisted of the following:

	June 30, 2012	December 31, 2011
	(in millions)
Payroll-related obligations	$250	$214
Employee benefits, including current pension obligations	76	145
Executive long-term incentive plan (Note 16)	187	—
Income and other taxes payable	250	257
Warranty obligations (Note 6)	87	182
Restructuring (Note 7)	58	55
Customer deposits	31	20
Deferred income taxes	28	28
Derivative financial instruments (Note 13)	23	43
Accrued interest	9	10
Other	272	254
Total	$1,271	$1,208

Other long-term liabilities consisted of the following:

	June 30, 2012	December 31, 2011
	(in millions)
Environmental (Note 10)	$19	$17
Executive long-term incentive plan (Note 16)	—	107
Extended disability benefits	11	10
Warranty obligations (Note 6)	137	133
Restructuring (Note 7)	6	41
Payroll-related obligations	10	10
Accrued income taxes	37	46
Deferred income taxes	141	134
Derivative financial instruments (Note 13)	5	26
Other	46	51
Total	$412	$575

6. WARRANTY OBLIGATIONS
Expected warranty costs for products sold are recognized principally at the time of sale of the product based on estimates of the amount that will eventually be required to settle such obligations. These accruals are based on factors such as past experience, production changes, industry developments and various other considerations. These estimates are adjusted from time to time based on facts and circumstances that impact the status of existing claims. Delphi has recognized its best estimate for its total aggregate warranty reserves across all of its operating segments as of June 30, 2012. The estimated reasonably possible amounts to ultimately resolve all matters are not materially different from the recorded reserves as of June 30, 2012.
The table below summarizes the activity in the product warranty liability for the six months ended June 30, 2012:

Warranty Obligations
(in millions)
Accrual balance at January 1, 2012	$315
Provision for estimated warranties incurred during the period	38
Provision for changes in estimate for pre-existing warranties	(8)
Settlements made during the period (in cash or in kind)	(120)
Foreign currency translation and other	(1)
Accrual balance at June 30, 2012	$224

In March 2011, Delphi reached a settlement with its customer related to warranty claims on certain components supplied by Delphi’s Powertrain segment and reflected a change in its previous estimate of probable loss as a result of the settlement agreement by recognizing $76 million of warranty expense in cost of sales. This adjustment resulted in a corresponding $76 million decrease in net income attributable to Delphi and a corresponding unfavorable earnings per share impact of $0.15 for the six months ended June 30, 2011. In April 2011, in accordance with the terms of the settlement agreement, Delphi made a payment of €90 million (approximately $133 million at April 30, 2011 exchange rates) related to this matter. In April 2012, Delphi made the final scheduled payment of €60 million (approximately $80 million at April 30, 2012 exchange rates) related to this matter.

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
The table below summarizes the activity in the restructuring liability for the six months ended June 30, 2012:

	Employee Termination Benefits Liability	Other Exit Costs Liability	Total
	(in millions)
Accrual balance at January 1, 2012	$86	$10	$96
Provision for estimated expenses incurred during the period	13	1	14
Payments made during the period	(39)	(4)	(43)
Foreign currency and other	(3)	—	(3)
Accrual balance at June 30, 2012	$57	$7	$64

Delphi has initiated several programs to streamline operations and lower costs. As part of Delphi’s ongoing efforts to lower costs and operate efficiently, the Company recorded $8 million and $14 million of restructuring costs during the three and six months ended June 30, 2012 and $8 million and $17 million for the three and six months ended June 30, 2011, respectively, primarily related to plant closures and programs related to the rationalization of manufacturing and engineering processes. These restructuring costs were primarily incurred by the Company’s Powertrain and Electrical/Electronic

Architecture segments.

8. DEBT
The following is a summary of debt outstanding, net of discounts of approximately $2 million and $2 million related to the Tranche A Term Loan and the Tranche B Term Loan, defined below, as of June 30, 2012 and December 31, 2011:

	June 30, 2012	December 31, 2011
	(in millions)
Accounts receivable factoring	$45	$54
5.875%, senior notes, due 2019	500	500
6.125%, senior notes, due 2021	500	500
Tranche A Term Loan, due 2016	210	210
Tranche B Term Loan, due 2017	772	772
Capital leases and other	37	67
Total debt	2,064	2,103
Less: current portion	(69)	(107)
Long-term debt	$1,995	$1,996

Credit Agreement
In March 2011, in conjunction with the redemption of membership interests from Class A and Class C membership interest holders, Delphi Corporation, a wholly-owned U.S. subsidiary of Delphi Automotive LLP, entered into a credit agreement with JPMorgan Chase Bank, N.A., as lead arranger and administrative agent, with respect to $3.0 billion in senior secured credit facilities. The March 2011 credit agreement has been amended and restated (the “Credit Agreement”) and as of June 30, 2012 consists of a $1.3 billion 5-year senior secured revolving credit facility (the “Revolving Credit Facility”), a senior secured 5-year term A loan in an original amount of $258 million (the “Tranche A Term Loan”) and a senior secured 6-year term B loan in an original amount of $950 million (the “Tranche B Term Loan”). Delphi paid approximately $86 million of debt issuance costs in connection with the Credit Agreement, of which approximately $10 million has been extinguished. The debt issuance costs are being amortized over the life of the facility. The Revolving Credit Facility was undrawn at June 30, 2012. As of June 30, 2012, Delphi had approximately $9 million in letters of credit issued under the Credit Agreement. Letters of credit issued under the Credit Agreement reduce availability under the Revolving Credit Facility.
Delphi Corporation is obligated to make quarterly principal payments throughout the terms of the Tranche A and Tranche B Term Loans according to the amortization schedule in the Credit Agreement. In conjunction with repayments made during the year ended December 31, 2011, all quarterly principal payment obligations prior to maturity have been satisfied for the Tranche B Term Loan and quarterly principal payments have been satisfied through December 31, 2013 for the Tranche A Term Loan and partially satisfied through March 31, 2014. The Credit Agreement also contains certain mandatory prepayment provisions in the event the Company generates excess cash flow (as defined in the Credit Agreement) or Delphi receives net cash proceeds from any asset sale or casualty event. No mandatory prepayments, under these provisions, have been made or are due through June 30, 2012.
The interest rate period with respect to LIBOR interest rate options can be set at one-, two-, three-, or six-months as selected by Delphi Corporation in accordance with the terms of the Credit Agreement (or other period as may be agreed by the applicable lenders), but payable no less than quarterly. Delphi Corporation may elect to change the selected interest rate over the term of the credit facilities in accordance with the provisions of the Credit Agreement. As of June 30, 2012, Delphi Corporation selected the one-month London Interbank Offered Rate (“LIBOR”) interest rate option, as detailed in the table below, and the amounts outstanding, net of the discount (in millions) and rates effective as of June 30, 2012 were based on Delphi’s current credit rating and applicable margin for the Credit Agreement:

		Borrowings as of	Rates effective as of
	LIBOR plus	June 30, 2012	June 30, 2012
Revolving Credit Facility	2.00%	$—	—%
Tranche A Term Loan	2.00%	210	2.25%
Tranche B Term Loan	2.50%	772	3.50%	*
* includes LIBOR floor of 1.00%.

The Credit Agreement contains certain covenants that limit, among other things, the Company’s (and the Company’s subsidiaries’) ability to incur additional indebtedness or liens, to dispose of assets, to make certain investments, to prepay certain indebtedness and to pay dividends, or to make other distributions or redemptions/repurchases, in respect of the Company’s equity interests. In addition, the Credit Agreement requires that the Company maintain a consolidated leverage ratio (the ratio of Consolidated Total Indebtedness to Consolidated EBITDA, each as defined in the Credit Agreement) of less than 2.75 to 1.0. The Credit Agreement also contains events of default customary for financings of this type. The Company was in compliance with the Credit Agreement covenants as of June 30, 2012.
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
Senior Notes
On May 17, 2011, Delphi Corporation issued $500 million of 5.875% senior notes due 2019 and $500 million of 6.125% senior notes due 2021 (the “Senior Notes”) in a transaction exempt from registration under Rule 144A and Regulation S of the Securities Act. Delphi paid approximately $23 million of debt issuance costs in connection with the Senior Notes. The net proceeds of approximately $1 billion as well as cash on hand were used to pay down amounts outstanding under the Credit Agreement. In May 2012, Delphi Corporation exchanged all of the Senior Notes for registered notes ("New Senior Notes")with terms identical in all material respects to the terms of the Senior Notes, except that the New Senior Notes are registered under the Securities Act of 1933 (the “Securities Act”), and the transfer restrictions and registration rights relating to the Senior Notes no longer apply. No proceeds were received by Delphi Corporation as a result of the exchange. The New Senior Notes are fully and unconditionally guaranteed, jointly and severally, by Delphi Automotive PLC and certain of its existing and future subsidiaries. Interest is payable semi-annually on May 15 and November 15 of each year to holders of record at the close of business on May 1 or November 1 immediately preceding the interest payment date.
The indenture governing the New Senior Notes limits, among other things, Delphi’s (and Delphi’s subsidiaries’) ability to incur additional indebtedness or liens, dispose of assets, make certain restricted payments or investments, enter into transactions with affiliates or merge with or into other entities. As of June 30, 2012 the Company was in compliance with the provisions of the New Senior Notes.
Acquisition Financing
In connection with the Acquisition, (i) Delphi Automotive LLP issued $41 million in senior unsecured five-year notes (the “Old Notes”) pursuant to a Note Purchase Agreement (the “NPA”) with an Acquisition Date fair value of $49 million and (ii) entered into a senior secured delayed draw term loan facility (the “DDTL”) with a syndicate of lenders. Additionally, in connection with the redemption of the Class A and Class C membership interests on March 31, 2011 and execution of the Credit Agreement, each of the DDTL and the NPA was terminated (including the termination, discharge and release of all security and guarantees granted in connection with the DDTL and the NPA) and Delphi paid approximately $57 million to redeem the Old Notes in full. In connection with the termination of the Old Notes, Delphi incurred early termination penalties and recognized a loss on extinguishment of debt of approximately $9 million during the six months ended June 30, 2011.
Other Financing
Accounts receivable factoring—Various accounts receivable factoring facilities are maintained in Europe and are accounted for as short-term debt. These uncommitted factoring facilities are available through various financial institutions. As of June 30, 2012 and December 31, 2011, $45 million and $54 million, respectively, were outstanding under these accounts receivable factoring facilities.
Capital leases and other—As of June 30, 2012 and December 31, 2011, approximately $37 million and approximately $67 million, respectively, of other debt issued by certain international subsidiaries and capital lease obligations were outstanding.
Interest—Cash paid for interest related to amounts outstanding totaled $61 million and $35 million for the six months ended June 30, 2012 and 2011, respectively.

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
The amounts shown below reflect the defined benefit pension expense for the three and six months ended June 30, 2012 and 2011:

	Non-U.S. Plans		U.S. Plans
	Three Months Ended June 30,
	2012	2011	2012	2011
	(in millions)
Service cost	$12	$12	$—	$—
Interest cost	20	23	1	1
Expected return on plan assets	(17)	(16)	—	—
Net periodic benefit cost	$15	$19	$1	$1

	Non-U.S. Plans		U.S. Plans
	Six Months Ended June 30,
	2012	2011	2012	2011
	(in millions)
Service cost	$23	$23	$—	$—
Interest cost	41	45	2	2
Expected return on plan assets	(33)	(31)	—	—
Net periodic benefit cost	$31	$37	$2	$2

10. COMMITMENTS AND CONTINGENCIES
European Union Antitrust Investigation
Delphi has received requests for information from antitrust authorities at the European Commission seeking information about alleged conduct by Delphi in connection with an investigation of automotive parts suppliers concerning possible violations of antitrust laws related to the supply of wire harnesses to vehicle manufacturers. Delphi is cooperating fully with the European authorities. Investigations of this nature often continue for several years and may result in fines imposed by the European authorities. Depending on its size, a potential fine could result in a material adverse impact on the Company’s operating results and cash flows. At this time, Delphi is unable to estimate any reasonably possible range of loss that may ultimately result from this investigation. No accrual for this matter has been recorded as of June 30, 2012.
Class Action Antitrust Litigation
A number of class action complaints have been filed in various U.S. federal district courts alleging that several wire harness manufacturers, including Delphi, have violated U.S. antitrust laws. These complaints allege that direct and indirect purchasers overpaid for their vehicles as a result of the alleged conduct of the wire harness manufacturers. In February 2012, these complaints were consolidated and transferred to the federal district court in the Eastern District of Michigan. In June 2012, Delphi was dismissed, without prejudice, from these actions.
Unsecured Creditors Litigation
In December 2011, a complaint was filed in the United States Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court") alleging that the redemption by Delphi Automotive LLP of the membership interests of GM and the PBGC, the initial public offering and a distribution by Delphi Automotive LLP in the amount of $95 million principally in respect of taxes constituted, in the aggregate, distributions to the members of Delphi Automotive LLP in excess of $7.2 billion. The complaint further alleges that such aggregate distributions obligate Delphi Automotive LLP to pay to the holders of allowed general unsecured claims against the Predecessor $32.50 for every $67.50 in excess of $7.2 billion in distributions, up to a maximum of $300 million. In March 2012, the Bankruptcy Court heard arguments and granted Delphi’s motion to dismiss the complaint. In June 2012, the unsecured creditors filed an appeal of the decision of the Bankruptcy Court with the federal district court for the Southern District of New York. The Company continues to believe that the allegations contained in the original complaint are without merit and intends to vigorously contest the appeal. No accrual for this matter has been recorded as of June 30, 2012.
Environmental Matters
Delphi is subject to the requirements of U.S. federal, state, local and non-U.S. environmental and safety and health laws and regulations. As of June 30, 2012 and December 31, 2011, the undiscounted reserve for environmental investigation and remediation was approximately $22 million (of which $3 million was recorded in accrued liabilities and $19 million was recorded in other long-term liabilities) and $22 million (of which $5 million was recorded in accrued liabilities and $17 million was recorded in other long-term liabilities). Delphi cannot ensure that environmental requirements will not change or become more stringent over time or that its eventual environmental remediation costs and liabilities will not exceed the amount of its current reserves. In the event that such liabilities were to significantly exceed the amounts recorded, Delphi’s results of operations could be materially affected. At June 30, 2012, the difference between the recorded liabilities and the reasonably possible range of loss was not material.
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
Brazil Matters
Delphi conducts significant business operations in Brazil that are subject to the Brazilian federal labor, social security, environmental, tax and customs laws, as well as a variety of state and local laws. While Delphi believes it complies with such laws, they are complex, subject to varying interpretations, and the Company is often engaged in litigation with government agencies regarding the application of these laws to particular circumstances. In addition, Delphi also is a party to commercial and labor litigation with private parties in Brazil. As of June 30, 2012, related claims totaling $210 million (using June 30, 2012 foreign currency rates) have been asserted against Delphi. As of June 30, 2012, the Company maintains accruals for these asserted claims of $37 million (using June 30, 2012 foreign currency rates). The amounts accrued represent claims that are deemed probable of loss and are reasonably estimable based on the Company’s analyses and assessment of the asserted claims and prior experience with similar matters. While the Company believes its accruals are adequate, the final amounts required to resolve these matters could differ materially from the Company’s recorded estimates and Delphi’s results of operations could be materially affected.

11. INCOME TAXES
For purposes of comparability and consistency the Company uses the notional U.S. federal income tax rate when presenting the Company’s reconciliation of the income tax provision. The Company is a U.K. resident taxpayer and as such is not generally subject to U.K. tax on remitted foreign earnings. As a result, the Company does not anticipate foreign earnings would be subject to a 35% tax rate upon repatriation to the U.K., as is the case when U.S. based companies repatriate earnings to the U.S. A reconciliation of the provision for income taxes compared with the amounts at the notional U.S. federal statutory rate was:

	Six Months Ended June 30,
	2012	2011
	(in millions)
Notional U.S. federal income taxes at statutory rate	$306	$277
Income taxed at other rates	(121)	(101)
Change in valuation allowance	—	(5)
Other changes in tax reserves	(16)	2
Withholding taxes	2	26
Other adjustments	4	(10)
Total income tax expense	$175	$189

The Company’s tax rate is affected by the tax rates in the jurisdictions in which the Company operates, the relative amount of income earned in each jurisdiction and the relative amount of losses or income for which no tax benefit or expense was recognized due to a valuation allowance, which was favorably impacted in 2012 as compared to 2011 primarily due to tax planning initiatives.
The effective tax rate for the six months ended June 30, 2012 was impacted by a reduction of $22 million in tax reserves due to resolution of open issues with tax authorities and a reduction of $14 million in withholding tax expense. The effective tax rate in the six months ended June 30, 2011 was impacted by a reduction of $11 million due to tax planning actions offset by an increase of $10 million in withholding tax expense related to the funding of the redemption of all the outstanding Class A and Class C membership interests in Delphi Automotive LLP.
Cash paid for income taxes was approximately $153 million and $155 million for the six months ended June 30, 2012 and 2011, respectively.
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
Delphi Automotive LLP has filed U.S. federal partnership tax returns for 2009 and 2010. In light of the Notice, the IRS is currently reviewing whether Section 7874 applies to Delphi Automotive LLP’s acquisition of the automotive supply and other businesses of the Predecessor. The Company believes, after consultation with counsel, that neither Delphi Automotive LLP nor Delphi Automotive PLC should be treated as domestic corporations for U.S. federal income tax purposes, and intends to vigorously defend any assertion by the IRS to the contrary, including through litigation if the Company were unable to reach a satisfactory resolution with the IRS. However, no assurance can be given that the IRS will not contend, or that a court would not conclude, that Delphi Automotive LLP, and therefore Delphi Automotive PLC should not be treated as a domestic corporation for U.S. federal income tax purposes. No accrual for this matter has been recorded as of June 30, 2012.
If the Company was treated as a domestic corporation for U.S. federal income tax purposes, the Company would be subject to U.S. federal income tax on its worldwide taxable income, including some or all of the distributions from subsidiaries as well as some of the undistributed earnings of foreign subsidiaries that constitute “controlled foreign corporations.” This could have a material adverse impact on our future tax liability related to these distributions and earnings. Future cash distributions made by the Company to non-U.S. shareholders could be subject to U.S. income tax withholding at a rate of 30%, unless reduced or eliminated by a tax treaty. In addition, the Company could be liable for additional U.S. federal income taxes on such distributions and earnings, and for the failure by Delphi Automotive LLP to withhold U.S. income taxes on distributions to its non-U.S. members, for periods beginning on or after, the Acquisition Date, which liability could have a material adverse impact on our results of operations and financial condition.

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
Net Income Per Share
Basic net income per share is computed by dividing net income attributable to Delphi by the weighted average number of ordinary shares outstanding during the period. Diluted net income per share reflects the weighted average dilutive impact of all potentially dilutive securities from the date of issuance and is computed using the treasury stock method by dividing net income attributable to Delphi by the diluted weighted average number of ordinary shares outstanding. For all periods presented, the calculation of net income per share contemplates the dilutive impacts, if any, of the Company’s share-based compensation plans. Refer to Note 16. Share-Based Compensation for additional information. For all periods presented, the effect of the Value Creation Plan (the “VCP”) awards was anti-dilutive and therefore excluded from the calculation of diluted net income per share, as discussed in Note 16. Share-Based Compensation.
Weighted Average Shares
As described above, on November 22, 2011, Delphi Automotive PLC completed the exchange of all of the outstanding equity of Delphi Automotive LLP for 328,244,510 ordinary shares in Delphi Automotive PLC. For the three and six months ended June 30, 2011, the net income per share is presented giving effect to this transaction on a retrospective basis. In addition, weighted average shares outstanding for the three and six months ended June 30, 2011 were impacted by the following transactions:

•	The redemption of all outstanding Class A and Class C membership interests for $4,565 million on March 31, 2011.

•	The repurchase of 10,005 Class B membership interests for approximately $180 million in the second half of 2011.
The impact of the above transactions on weighted average shares outstanding follows:

	Three Months Ended June 30, 2011	Six Months Ended June 30, 2011
	(shares in millions)
Weighted average ordinary shares outstanding as result of the initial public offering	328.24	328.24
Redemption of Class A & C membership interests (1)	—	174.60
Repurchase of Class B membership interests	9.54	9.54
Weighted average ordinary shares outstanding for the period	337.78	512.38
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
The following table illustrates net income per share attributable to Delphi and the weighted average shares outstanding used in calculating basic and diluted income per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in millions, except per share data)
Numerator:
Net income attributable to Delphi	$330	$298	$672	$589
Denominator:
Weighted average ordinary shares outstanding, basic	325.87	337.78	327.06	512.38
Dilutive shares related to RSUs	0.27	—	0.24	—
Weighted average ordinary shares outstanding, including dilutive shares	326.14	337.78	327.30	512.38
Net income per share attributable to Delphi:
Basic	$1.01	$0.88	$2.05	$1.15
Diluted	$1.01	$0.88	$2.05	$1.15
Anti-dilutive securities share impact:	2.31	1.92	2.99	1.69

Share Repurchase Program
In January 2012, the Board of Directors authorized a share repurchase of up to $300 million of ordinary shares. The program will terminate on the earlier to occur of December 31, 2012 or when the Company attains $300 million in ordinary share repurchases. During the three months ended June 30, 2012, Delphi repurchased 5,297,240 shares at an average price of $28.35, which totaled approximately $150 million, leaving approximately $150 million of share repurchases available under the program. All repurchased shares were retired, and are reflected as a reduction of ordinary share capital for the par value of the shares, with the excess applied as reductions to additional paid-in capital and retained earnings.
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

13. FAIR VALUE OF FINANCIAL INSTRUMENTS, DERIVATIVES AND HEDGING ACTIVITIES
Financial Instruments
Delphi’s non-derivative financial instruments include debt which consists of its accounts receivable factoring arrangements, capital leases and other debt issued by Delphi’s foreign subsidiaries, the Tranche A Term Loan, the Tranche B Term Loan and the New Senior Notes. The fair value of debt is based on quoted market prices for instruments with public market data or the current book value for instruments without a quoted public market price (Level 2). As of June 30, 2012 and December 31, 2011, the total of debt was recorded at $2,064 million and $2,103 million, respectively, and had estimated fair values of $2,142 million and $2,125 million, respectively. For all other financial instruments recorded at June 30, 2012 and December 31, 2011, fair value approximates book value.
Derivatives and Hedging Activities
Delphi is exposed to market risk, such as fluctuations in foreign currency exchange rates, commodity prices and changes in interest rates, which may result in cash flow risks. To manage the volatility relating to these exposures, Delphi aggregates the exposures on a consolidated basis to take advantage of natural offsets. For exposures that are not offset within its operations, Delphi enters into various derivative transactions pursuant to its risk management policies, which prohibit holding or issuing derivative financial instruments for trading purposes, and designation of derivative instruments is performed on a transaction basis to support hedge accounting. The changes in fair value of these hedging instruments are offset in part or in whole by corresponding changes in the fair value or cash flows of the underlying exposures being hedged. Delphi assesses the initial and ongoing effectiveness of its hedging relationships in accordance with its documented policy. As of June 30, 2012, Delphi has entered into derivative instruments to hedge cash flows extending out to July 2014.
As of June 30, 2012, the Company had the following outstanding notional amounts related to commodity and foreign currency forward contracts that were entered into to hedge forecasted exposures:

Commodity	Quantity Hedged	Unit of Measure
	(in thousands)
Copper	63,485	pounds
Primary Aluminum	39,725	pounds
Secondary Aluminum	21,991	pounds
Silver	23	troy ounces

Foreign Currency	Quantity Hedged	Unit of Measure
	(in millions)
Hungarian Forint	9,306	HUF
Mexican Peso	7,438	MXN
South Korean Won	1,282	KRW
Thai Baht	1,216	THB
Chinese Yuan Renminbi	427	CNY
Romanian Leu	325	RON
Japanese Yen	128	JPY
Euro	95	EUR
New Turkish Lira	150	TRY
Polish Zloty	233	PLN
Brazilian Real	50	BRL
British Pound	28	GBP
Singapore Dollar	1	SGD

The fair value of derivative financial instruments recorded in the consolidated balance sheets as of June 30, 2012 and December 31, 2011 are as follows:

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	June 30, 2012	Balance Sheet Location	June 30, 2012
	(in millions)
Designated derivatives instruments:
Commodity derivatives	Other Current Assets	$1	Accrued Liabilities	$18
Foreign currency derivatives*	Other Current Assets	10	Other Current Assets	2
Foreign currency derivatives*	Accrued Liabilities	4	Accrued Liabilities	9
Commodity derivatives	Other Long-Term Assets	—	Other Long-Term Liabilities	5
Foreign currency derivatives*	Other Long-Term Assets	6	Other Long-Term Assets	2
Total		$21		$36
Derivatives not designated:
Foreign currency derivatives	Other Current Assets	$7	Accrued Liabilities	$—
Total		$7		$—

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	December 31, 2011	Balance Sheet Location	December 31, 2011
	(in millions)
Designated derivatives instruments:
Commodity derivatives	Other Current Assets	$1	Accrued Liabilities	$17
Foreign currency derivatives	Other Current Assets	3	Accrued Liabilities	—
Foreign currency derivatives*	Accrued Liabilities	9	Accrued Liabilities	35
Commodity derivatives	Other Long-Term Assets	—	Other Long-Term Liabilities	11
Foreign currency derivatives*	Other Long-Term Liabilities	2	Other Long-Term Liabilities	17
Total		$15		$80
Derivatives not designated:
None
 * Derivative instruments within this category are subject to master netting arrangements and are presented on a net basis in the consolidated balance sheets in accordance with accounting guidance related to the offsetting of amounts related to certain contracts.

The fair value of Delphi’s derivative financial instruments increased from a net liability position at December 31, 2011 to a smaller net liability position at June 30, 2012 primarily due to favorable movements in the forward rates of certain commodities and currencies.
The effect of derivative financial instruments in the consolidated statement of operations for the three months ended June 30, 2012 is as follows:

Three Months Ended June 30, 2012	(Loss) Gain Recognized in OCI (Effective Portion)	Gain Reclassified from OCI into Income (Effective Portion)	Gain Recognized in Income (Ineffective Portion Excluded from Effectiveness Testing)
	(in millions)
Designated derivatives instruments:
Commodity derivatives	$(23)	$—	$—
Foreign currency derivatives	1	1	1
Total	$(22)	$1	$1

Loss Recognized in Income
Derivatives not designated:
Commodity derivatives	$—
Foreign currency derivatives	(3)
Total	$(3)

The effect of derivative financial instruments in the consolidated statement of operations for the three months ended June 30, 2011 is as follows:

Three Months Ended June 30, 2011	(Loss) Gain Recognized in OCI (Effective Portion)	Gain Reclassified from OCI into Income (Effective Portion)	Loss Recognized in Income (Ineffective Portion Excluded from Effectiveness Testing)
	(in millions)
Designated derivatives instruments:
Commodity derivatives	$(1)	$11	$(1)
Foreign currency derivatives	1	9	—
Total	$—	$20	$(1)

Loss Recognized in Income
Derivatives not designated:
Commodity derivatives	$—
Foreign currency derivatives	(1)
Total	$(1)

The effect of derivative financial instruments in the consolidated statement of operations for the six months ended June 30, 2012 is as follows:

Six Months Ended June 30, 2012	Gain Recognized in OCI (Effective Portion)	Loss Reclassified from OCI into Income (Effective Portion)	Gain Recognized in Income (Ineffective Portion Excluded from Effectiveness Testing)
	(in millions)
Designated derivatives instruments:
Commodity derivatives	$4	$(2)	$—
Foreign currency derivatives	51	—	1
Total	$55	$(2)	$1

Loss Recognized in Income
Derivatives not designated:
Commodity derivatives	$—
Foreign currency derivatives	(4)
Total	$(4)

The effect of derivative financial instruments in the consolidated statement of operations for the six months ended June 30, 2011 is as follows:

Six Months Ended June 30, 2011	Gain Recognized in OCI (Effective Portion)	Gain Reclassified from OCI into Income (Effective Portion)	Loss Recognized in Income (Ineffective Portion Excluded from Effectiveness Testing)
	(in millions)
Designated derivatives instruments:
Commodity derivatives	$5	$23	$(1)
Foreign currency derivatives	13	17	—
Total	$18	$40	$(1)

Gain Recognized in Income
Derivatives not designated:
Commodity derivatives	$—
Foreign currency derivatives	—
Total	$—

The gain or loss reclassified from OCI into income for the effective portion of designated derivative instruments and the gain or loss recognized in income for the ineffective portion of designated derivative instruments excluded from effectiveness testing were recorded to cost of sales in the consolidated statements of operations for the three and six months ended June 30, 2012 and 2011. The gain or loss recognized in income for non-designated derivative instruments was recorded in other income, net and cost of goods sold for the three and six months ended June 30, 2012 and 2011.
Gains and losses on derivatives qualifying as cash flow hedges are recorded in OCI, to the extent that hedges are effective, until the underlying transactions are recognized in earnings. Unrealized amounts in accumulated OCI will fluctuate based on changes in the fair value of hedge derivative contracts at each reporting period. Net losses included in accumulated OCI as of June 30, 2012 were $14 million ($9 million net of tax). Of this loss, approximately $14 million is expected to be included in cost of sales within the next 12 months and no gain is expected to be included in cost of sales in subsequent periods. Cash flow hedges are discontinued when Delphi determines it is no longer probable that the originally forecasted transactions will occur. The amount included in cost of sales related to hedge ineffectiveness was insignificant for the three and six months ended June 30, 2012 and 2011.
As more fully disclosed in Note 15. Acquisitions and Divestitures, Delphi has entered into an agreement to acquire FCI Group's ("FCI") Motorized Vehicles Division ("MVL"). In conjunction with the transaction, in June 2012, the Company entered into option contracts with notional amounts totaling €250 million to hedge portions of the currency risk associated with the cash payment for the planned acquisition at a cost of $9 million. Pursuant to the requirements of ASC 815, Derivatives and Hedging, the options are unable to qualify as hedges for accounting purposes, and therefore, changes in the fair value of the options are recognized in other income(expense), net. The options expire in the fourth quarter of 2012. During the three and six months ended June 30, 2012, the change in fair value resulted in a $2 million loss.

Fair Value Measurements
Fair Value Measurements on a Recurring Basis
All derivative instruments are required to be reported on the balance sheet at fair value unless the transactions qualify and are designated as normal purchases or sales. Changes in fair value are reported currently through earnings unless they meet hedge accounting criteria. Delphi’s derivative exposures are with counterparties with long-term investment grade credit ratings. Delphi estimates the fair value of its derivative contracts using an income approach based on valuation techniques to convert future amounts to a single, discounted amount. Estimates of the fair value of foreign currency and commodity derivative instruments are determined using exchange traded prices and rates. Delphi also considers the risk of non-performance in the estimation of fair value, and includes an adjustment for non-performance risk in the measure of fair value of derivative instruments. The non-performance risk adjustment reflects the credit default spread (“CDS”) applied to the net commodity by counterparty and foreign currency exposures by counterparty. When Delphi is in a net derivative asset position, the counterparty CDS rates are applied to the net derivative asset position. When Delphi is in a net derivative liability position, estimates of peer companies’ CDS rates are applied to the net derivative liability position.
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
As of June 30, 2012 and December 31, 2011, Delphi was in a net derivative liability position of $8 million and $65 million, respectively, and no significant adjustments were recorded for nonperformance risk based on the application of peer companies’ CDS rates and because Delphi’s exposures were to counterparties with investment grade credit ratings.
As of June 30, 2012 and December 31, 2011, Delphi had the following assets measured at fair value on a recurring basis:

	Total	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
	(in millions)
As of June 30, 2012:
Commodity derivatives	$1	$—	$1	$—
Foreign currency derivatives	19	—	19	—
Total	$20	$—	$20	$—
As of December 31, 2011:
Commodity derivatives	$1	$—	$1	$—
Foreign currency derivatives	3	—	3	—
Total	$4	$—	$4	$—
As of June 30, 2012 and December 31, 2011, Delphi had the following liabilities measured at fair value on a recurring basis:

	Total	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
	(in millions)
As of June 30, 2012:
Commodity derivatives	$23	$—	$23	$—
Foreign currency derivatives	5	—	5	—
Total	$28	$—	$28	$—
As of December 31, 2011:
Commodity derivatives	$28	$—	$28	$—
Foreign currency derivatives	41	—	41	—
Total	$69	$—	$69	$—

Fair Value Measurements on a Nonrecurring Basis
In addition to items that are measured at fair value on a recurring basis, Delphi also has items in its balance sheet that are measured at fair value on a nonrecurring basis. As these items are not measured at fair value on a recurring basis, they are not included in the tables above. Nonfinancial assets and liabilities that are measured at fair value on a nonrecurring basis include long-lived assets, intangible assets, asset retirement obligations and liabilities for exit or disposal activities measured at fair value upon initial recognition. No significant impairment charges were recorded during the six months ended June 30, 2012 and 2011. Fair value of long-lived assets is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved and a review of appraisals. As such, Delphi has determined that the fair value measurements of long-lived assets fall in Level 3 of the fair value hierarchy.

14. OTHER INCOME (EXPENSE), NET
Other income (expense), net included:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in millions)
Interest income	$4	$7	$9	$16
Impairment - investment in available-for-sale security	—	(6)	—	(6)
Loss on extinguishment of debt	—	(8)	—	(17)
Other, net	1	3	3	6
Other income (expense), net	$5	$(4)	$12	$(1)

During the three and six months ended June 30, 2011, Delphi recognized a $6 million impairment of an investment in available-for-sale securities. Additionally, Delphi paid $36.5 million and $137.5 million of the Tranche A Term Loan and Tranche B Term Loan, respectively and paid $57 million to extinguish the Notes and recognized a loss on extinguishment of debt of $8 million and $17 million during the three and six months ended June 30, 2011, respectively.

15. ACQUISITIONS AND DIVESTITURES
Agreement to Acquire Motorized Vehicles Division of FCI
In May 2012, Delphi entered into exclusive negotiations and made a binding offer to acquire FCI's MVL division. In July 2012, the parties entered into a purchase agreement. MVL is a leading global manufacturer of automotive connection systems with a focus on high-value, leading technology applications. The transaction is denominated primarily in Euros, and based on currency exchange rates as of June 30, 2012, is valued at approximately $950 million on a cash and debt-free basis. The transaction is expected to close in the fourth quarter of 2012, subject to standard regulatory approvals.
Sale of Italian Thermal Special Application Business
On April 30, 2012, Delphi completed the sale of its Thermal Special Application business located in Italy. The net sales of this business were approximately $23 million for the period from January 1 to April 30, 2012. Delphi received net proceeds of $14 million from the sale and recognized a gain on divestiture of $3 million, which is included in cost of sales in the consolidated statement of operations for the three and six months ended June 30, 2012.  The results of operations, including the gain on divestiture were not significant to the consolidated financial statements in any period presented, and the divestiture did not meet the discontinued operations criteria.
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
Sale of Daesung Investment
On January 31, 2011, Delphi completed the sale of its 49.5% ownership interest in Daesung Electric, Co., Ltd. Delphi received $35 million in net proceeds and recognized a gain on divestiture of $8 million, which is included in equity income, net of tax, in the consolidated statement of operations for the six months ended June 30, 2011.

16. SHARE-BASED COMPENSATION
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
On June 14, 2012, Delphi granted 64,459 RSUs to the Board of Directors at a grant date fair value of approximately $2 million. The grant date fair value was determined based on the closing price of the Company’s ordinary shares on June 14,

2012. The RSUs will vest on April 24, 2013.
On June 13, 2012, 51,003 RSUs granted to the Board of Directors on November 22, 2011 vested. The grant date fair value was approximately $1 million, and was determined based on the closing price of the Company’s ordinary shares on November 22, 2011. Upon vesting of the RSUs, 49,983 ordinary shares were issued to the Board of Directors and 1,020 ordinary shares were withheld to cover the minimum U.K. withholding taxes.
In February 2012, Delphi granted 1.88 million RSUs to its executives. These awards include a time-based vesting portion and a performance-based vesting portion. The time-based RSUs, which make up 25% of the awards for Delphi’s officers and 50% for Delphi’s other executives, will vest ratably over three years beginning on the first anniversary of the grant date. The performance-based RSUs, which make up 75% of the awards for Delphi’s officers and 50% for Delphi’s other executives, will vest at the completion of a three-year performance period at the end of 2014. Any new executives prior to the end of 2014 may be granted RSUs which will be valued at their grant date fair value and will vest as described above. Each executive will receive between 0% and 200% of his/her target performance-based award based on the Company’s performance against established company-wide performance metrics, which are:

Metric	Weighting
Average Return on Net Assets (1)	50%
Cumulative Net Income	30%
Relative Total Shareholder return (2)	20%

(1)	Average return on net assets measured by tax-effected operating income divided by average net working capital plus average net property, plant and equipment expense for each calendar year;

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
A summary of activity, including award grants, vesting and forfeitures is provided below

	RSUs	Weighted Average Grant Date Fair Value
	(in thousands)
Outstanding, January 1, 2012	51	19.90
Granted	1,942	31.07
Vested	(51)	19.90
Forfeited	(7)	30.81
Outstanding, June 30, 2012	1,935

Delphi recognized compensation expense of $8 million ($6 million, net of tax) and $12 million ($9 million, net of tax) based on the Company’s best estimate of ultimate performance against target during the three and six months ended June 30, 2012, respectively. Delphi will continue to recognize compensation expense, based on the grant date fair value of the awards applied to the Company’s best estimate of ultimate performance against the respective targets, over the requisite vesting periods of the awards. Based on the grant date fair value of the awards and the Company’s best estimate of ultimate performance against the respective targets as of June 30, 2012, unrecognized compensation expense on a pretax basis of approximately $58 million is anticipated to be recognized through the end of 2014. There were no cash flow impacts for the six months ended June 30, 2012.
Value Creation Plan
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
The amounts to be settled under the VCP will be determined based on Delphi’s enterprise value and accumulated distributions (as well as $4.4 billion paid to repurchase Class A and Class C membership interests (Refer to Note 12. Shareholders’ Equity and Net Income Per Share for more information)), any Class B membership interest repurchases, any additional distributions to Class B and Class E-1 membership interest holders and any amounts distributed to holders of Class E-1 membership interests to repurchase their Class E-1 membership interests, all as of December 31, 2012, compared to a target enterprise value of $8.25 billion. An enterprise value of $2.5 billion must be achieved to receive a minimum award payout and above this level the payout is determined as a percentage of the target award. The authorized target amount of the awards is $135 million (of which awards in the amount of $105 million are outstanding as of June 30, 2012), but the ultimate final settlement amount of the awards could be higher or lower, depending on the enterprise value of Delphi at December 31, 2012. The estimated fair value of the awards granted as of June 30, 2012 was $229 million. Because of Delphi’s completed initial public offering, the estimated enterprise value will be based on the average daily closing market price of the Company between November 17, 2011 and the end of the performance period, plus any distributions to holders of all membership interests and the approximately $4.4 billion paid to repurchase Class A and Class C membership interests, any Class B membership interest repurchases, any additional distributions to Class B and Class E-1 membership interest holders and any amounts distributed to holders of Class E-1 membership interests with respect to or to repurchase their Class E-1 membership interests. Delphi recognizes compensation expense based on estimates of the enterprise value, over the requisite vesting periods of the awards. Compensation expense recognized during the three months ended June 30, 2012 and 2011 totaled $34 million ($26 million, net of tax) and $31 million ($24 million, net of tax), respectively. Compensation expense recognized during the six months ended June 30, 2012 and 2011 totaled $80 million ($60 million, net of tax) and $48 million ($38 million, net of tax), respectively. Based on the estimate of enterprise value as of June 30, 2012, which incorporates an average daily closing market price from the initial public offering date to June 30, 2012 of $27.55, unrecognized compensation expense on a pretax basis of approximately $42 million is anticipated to be recognized during the remainder of 2012. There were no cash flow impacts for the three and six months ended June 30, 2012 and 2011. The liability related to this expense is included in accrued liabilities as of June 30, 2012.
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

17. SUPPLEMENTAL GUARANTOR AND NON-GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
Basis of Presentation
In May 2011, Delphi Corporation issued the Senior Notes in a transaction exempt from registration under Rule 144A and Regulation S of the Securities Act. The Senior Notes were exchanged for registered notes in an exchange offer completed in May 2012. Refer to Note 8. Debt for more information. All obligations under the New Senior Notes are borrowed by Delphi Corporation (“Subsidiary Issuer”) and are fully and unconditionally guaranteed by certain of its direct and indirect parent companies the (“Parent Companies”) and by certain of Delphi Automotive PLC’s direct and indirect subsidiaries (the “Guarantor Subsidiaries”) on a joint and several basis, subject to customary release provisions. Subsidiaries not subject to the guarantee (“Non-Guarantor Subsidiaries”) consist primarily of the non-U.S. subsidiaries of the Company.
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

Statement of Operations Three Months Ended June 30, 2012

	Parent Companies	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Net sales	$—	$—	$1,453	$2,927	$(383)	$3,997
Operating expenses:
Cost of sales	—	—	1,225	2,437	(390)	3,272
Selling, general and administrative	33	—	75	122	—	230
Amortization	—	—	13	6	—	19
Restructuring	—	—	2	6	—	8
Total operating expenses	33	—	1,315	2,571	(390)	3,529
Operating (loss) income	(33)	—	138	356	7	468
Interest expense	(17)	(45)	(15)	(2)	46	(33)
Other income (expense), net	15	26	(1)	12	(47)	5
(Loss) income before income taxes and equity income	(35)	(19)	122	366	6	440
Income tax benefit (expense)	—	7	(49)	(55)	(1)	(98)
(Loss) income before equity income	(35)	(12)	73	311	5	342
Equity in net income of affiliates	—	—	—	8	—	8
Equity in net income (loss) of subsidiaries	365	73	—	—	(438)	—
Net income (loss)	330	61	73	319	(433)	350
Net income attributable to noncontrolling interest	—	—	—	20	—	20
Net income (loss) attributable to Delphi	$330	$61	$73	$299	$(433)	$330

Statement of Operations Six Months Ended June 30, 2012

	Parent Companies	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Net sales	$—	$—	$2,895	$5,971	$(777)	$8,089
Operating expenses:
Cost of sales	—	—	2,456	4,976	(787)	6,645
Selling, general and administrative	63	—	148	247	—	458
Amortization	—	—	27	13	—	40
Restructuring	—	—	4	10	—	14
Total operating expenses	63	—	2,635	5,246	(787)	7,157
Operating (loss) income	(63)	—	260	725	10	932
Interest expense	(35)	(82)	(23)	(7)	79	(68)
Other income (expense), net	22	45	—	24	(79)	12
(Loss) income before income taxes and equity income	(76)	(37)	237	742	10	876
Income tax benefit (expense)	—	14	(63)	(123)	(3)	(175)
(Loss) income before equity income	(76)	(23)	174	619	7	701
Equity in net income of affiliates	—	—	—	12	—	12
Equity in net income (loss) of subsidiaries	748	174	—	—	(922)	—
Net income (loss)	672	151	174	631	(915)	713
Net income attributable to noncontrolling interest	—	—	—	41	—	41
Net income (loss) attributable to Delphi	$672	$151	$174	$590	$(915)	$672

Statement of Operations Three Months Ended June 30, 2011

	Parent Companies	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Net sales	$—	$—	$1,366	$3,231	$(384)	$4,213
Operating expenses:
Cost of sales	—	—	1,214	2,693	(389)	3,518
Selling, general and administrative	28	—	73	139	—	240
Amortization	—	—	12	7	—	19
Restructuring	—	—	2	6	—	8
Total operating expenses	28	—	1,301	2,845	(389)	3,785
Operating (loss) income	(28)	—	65	386	5	428
Interest expense	(16)	(34)	(1)	(7)	17	(41)
Other income (expense), net	—	8	3	1	(16)	(4)
(Loss) income before income taxes and equity income	(44)	(26)	67	380	6	383
Income tax benefit (expense)	—	10	(14)	(68)	(1)	(73)
(Loss) income before equity income	(44)	(16)	53	312	5	310
Equity in net income of affiliates	—	—	—	6	—	6
Equity in net income (loss) of subsidiaries	342	53	—	—	(395)	—
Net income (loss)	298	37	53	318	(390)	316
Net income attributable to noncontrolling interest	—	—	—	18	—	18
Net income (loss) attributable to Delphi	$298	$37	$53	$300	$(390)	$298

Statement of Operations Six Months Ended June 30, 2011

	Parent Companies	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Net sales	$—	$—	$2,724	$6,207	$(721)	$8,210
Operating expenses:
Cost of sales	—	—	2,344	5,256	(729)	6,871
Selling, general and administrative	54	—	131	260	—	445
Amortization	—	—	24	13	—	37
Restructuring	—	—	2	15	—	17
Total operating expenses	54	—	2,501	5,544	(729)	7,370
Operating (loss) income	(54)	—	223	663	8	840
Interest expense	(16)	(34)	(1)	(13)	17	(47)
Other income (expense), net	—	8	(1)	8	(16)	(1)
(Loss) income before income taxes and equity income	(70)	(26)	221	658	9	792
Income tax benefit (expense)	—	10	(70)	(126)	(3)	(189)
(Loss) income before equity income	(70)	(16)	151	532	6	603
Equity in net income of affiliates	—	—	—	23	—	23
Equity in net income (loss) of subsidiaries	659	151	—	—	(810)	—
Net income (loss)	589	135	151	555	(804)	626
Net income attributable to noncontrolling interest	—	—	—	37	—	37
Net income (loss) attributable to Delphi	$589	$135	$151	$518	$(804)	$589

Statement of Comprehensive Income Three Months Ended June 30, 2012

	Parent Companies	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Net income (loss)	$330	$61	$73	$319	$(433)	$350
Other comprehensive income (loss):
Currency translation adjustments	—	—	—	(151)	—	(151)
Net change in unrecognized loss on derivative instruments, net of tax	—	—	(15)	—	—	(15)
Employee benefit plans adjustment, net of tax	—	—	—	(1)	—	(1)
Other comprehensive loss	—	—	(15)	(152)	—	(167)
Equity in other comprehensive (loss) income of subsidiaries	(165)	(15)	—	—	180	—
Comprehensive income (loss)	165	46	58	167	(253)	183
Comprehensive income attributable to noncontrolling interests	—	—	—	18	—	18
Comprehensive income (loss) attributable to Delphi	$165	$46	$58	$149	$(253)	$165

Statement of Comprehensive Income Six Months Ended June 30, 2012

	Parent Companies	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Net income (loss)	$672	$151	$174	$631	$(915)	$713
Other comprehensive income (loss):
Currency translation adjustments	—	—	—	(73)	—	(73)
Net change in unrecognized gain on derivative instruments, net of tax	—	—	36	—	—	36
Employee benefit plans adjustment, net of tax	—	—	—	(1)	—	(1)
Other comprehensive income (loss)	—	—	36	(74)	—	(38)
Equity in other comprehensive (loss) income of subsidiaries	(37)	36	—	—	1	—
Comprehensive income (loss)	635	187	210	557	(914)	675
Comprehensive income attributable to noncontrolling interests	—	—	—	40	—	40
Comprehensive income (loss) attributable to Delphi	$635	$187	$210	$517	$(914)	$635

Statement of Comprehensive Income Three Months Ended June 30, 2011

	Parent Companies	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Net income (loss)	$298	$37	$53	$318	$(390)	$316
Other comprehensive income (loss):
Currency translation adjustments	—	—	—	50	—	50
Net change in unrecognized loss on derivative instruments, net of tax	—	—	(12)	—	—	(12)
Employee benefit plans adjustment, net of tax	—	—	(1)	1	—	—
Other comprehensive (loss) income	—	—	(13)	51	—	38
Equity in other comprehensive income (loss) of subsidiaries	36	(13)	—	—	(23)	—
Comprehensive income (loss)	334	24	40	369	(413)	354
Comprehensive income attributable to noncontrolling interests	—	—	—	20	—	20
Comprehensive income (loss) attributable to Delphi	$334	$24	$40	$349	$(413)	$334

Statement of Comprehensive Income Six Months Ended June 30, 2011

	Parent Companies	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Net income (loss)	$589	$135	$151	$555	$(804)	$626
Other comprehensive income (loss):
Currency translation adjustments	—	—	—	117	—	117
Net change in unrecognized loss on derivative instruments, net of tax	—	—	(12)	(1)	—	(13)
Employee benefit plans adjustment, net of tax	—	—	(1)	3	—	2
Other comprehensive (loss) income	—	—	(13)	119	—	106
Equity in other comprehensive income (loss) of subsidiaries	102	(13)	—	—	(89)	—
Comprehensive income (loss)	691	122	138	674	(893)	732
Comprehensive income attributable to noncontrolling interests	—	—	—	41	—	41
Comprehensive income (loss) attributable to Delphi	$691	$122	$138	$633	$(893)	$691

Balance Sheet as of June 30, 2012

	Parent Companies	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$4	$—	$221	$1,298	$—	$1,523
Restricted cash	—	—	—	12	—	12
Accounts receivable, net	—	—	797	1,838	—	2,635
Inventories	—	—	335	781	(10)	1,106
Other current assets	—	17	147	411	(1)	574
Total current assets	4	17	1,500	4,340	(11)	5,850
Long-term assets:
Property, net	—	—	555	1,812	—	2,367
Investments in affiliates	—	—	—	207	—	207
Investments in subsidiaries	3,436	313	—	—	(3,749)	—
Intangible assets, net	—	—	411	141	—	552
Other long-term assets	3	63	21	374	—	461
Total long-term assets	3,439	376	987	2,534	(3,749)	3,587
Total assets	$3,443	$393	$2,487	$6,874	$(3,760)	$9,437
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$—	$—	$21	$48	$—	$69
Accounts payable	—	—	645	1,711	—	2,356
Accrued liabilities	—	8	359	904	—	1,271
Total current liabilities	—	8	1,025	2,663	—	3,696
Long-term liabilities:
Long-term debt	—	1,982	4	9	—	1,995
Intercompany accounts, net	1,258	(1,300)	872	(830)	—	—
Pension benefit obligations	—	—	75	596	—	671
Other long-term liabilities	—	—	198	214	—	412
Total long-term liabilities	1,258	682	1,149	(11)	—	3,078
Total liabilities	1,258	690	2,174	2,652	—	6,774
Total Delphi shareholders’ equity	2,185	(297)	313	3,744	(3,760)	2,185
Noncontrolling interest	—	—	—	478	—	478
Total shareholders’ equity	2,185	(297)	313	4,222	(3,760)	2,663
Total liabilities and shareholders’ equity	$3,443	$393	$2,487	$6,874	$(3,760)	$9,437

Balance Sheet as of December 31, 2011

	Parent Companies	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$53	$—	$186	$1,124	$—	$1,363
Restricted cash	—	—	—	9	—	9
Accounts receivable, net	—	—	636	1,823	—	2,459
Inventories	—	—	294	768	(8)	1,054
Other current assets	—	17	157	446	(4)	616
Total current assets	53	17	1,273	4,170	(12)	5,501
Long-term assets:
Property, net	—	—	514	1,801	—	2,315
Investments in affiliates	—	—	—	257	—	257
Investments in subsidiaries	3,302	690	—	—	(3,992)	—
Intangible assets, net	—	—	438	158	—	596
Other long-term assets	3	71	19	364	2	459
Total long-term assets	3,305	761	971	2,580	(3,990)	3,627
Total assets	$3,358	$778	$2,244	$6,750	$(4,002)	$9,128
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$—	$—	$20	$87	$—	$107
Accounts payable	2	—	565	1,830	—	2,397
Accrued liabilities	2	9	292	908	(3)	1,208
Total current liabilities	4	9	877	2,825	(3)	3,712
Long-term liabilities:
Long-term debt	—	1,981	5	10	—	1,996
Intercompany accounts, net	1,666	(1,307)	296	(654)	(1)	—
Pension benefit obligations	—	—	78	596	—	674
Other long-term liabilities	—	—	298	275	2	575
Total long-term liabilities	1,666	674	677	227	1	3,245
Total liabilities	1,670	683	1,554	3,052	(2)	6,957
Total Delphi shareholders’ equity	1,688	95	690	3,215	(4,000)	1,688
Noncontrolling interest	—	—	—	483	—	483
Total shareholders’ equity	1,688	95	690	3,698	(4,000)	2,171
Total liabilities and shareholders’ equity	$3,358	$778	$2,244	$6,750	$(4,002)	$9,128

Statement of Cash Flows for the Six Months Ended June 30, 2012

	Parent Companies	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Net cash (used in) provided by operating activities	$(33)	$—	$280	$507	$—	$754
Cash flows from investing activities:
Capital expenditures	—	—	(113)	(287)	—	(400)
Proceeds from sale of property/investments	—	—	2	14	—	16
Increase in restricted cash	—	—	—	(3)	—	(3)
Acquisition of minority held shares	—	—	—	(16)	—	(16)
Dividends from equity method investments in excess of earnings	—	—	—	37	—	37
Net cash used in investing activities	—	—	(111)	(255)	—	(366)
Cash flows from financing activities:
Net repayments under other short-term debt agreements	—	—	—	(38)	—	(38)
Dividend payments of consolidated affiliates to minority shareholders	—	—	—	(5)	—	(5)
Intercompany dividends and net increase (decrease) in intercompany obligations	134	—	(134)	—	—	—
Repurchase of ordinary shares	(150)	—	—	—	—	(150)
Net cash used in financing activities	(16)	—	(134)	(43)	—	(193)
Effect of exchange rate fluctuations on cash and cash equivalents	—	—	—	(35)	—	(35)
(Decrease) increase in cash and cash equivalents	(49)	—	35	174	—	160
Cash and cash equivalents at beginning of period	53	—	186	1,124	—	1,363
Cash and cash equivalents at end of period	$4	$—	$221	$1,298	$—	$1,523

Statement of Cash Flows for the Six Months Ended June 30, 2011

	Parent Companies	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Net cash (used in) provided by operating activities	$(21)	$17	$58	$445	$—	$499
Cash flows from investing activities:
Capital expenditures	—	—	(67)	(225)	—	(292)
Maturity of time deposits	—	—	550	—	—	550
Proceeds from sale of property/investments	—	—	—	49	—	49
Cost of acquisitions, net of cash acquired	—	—	—	(17)	—	(17)
Decrease in restricted cash	—	—	25	5	—	30
Acquisition of minority held shares	—	—	—	(5)	—	(5)
Other, net	—	—	(4)	—	—	(4)
Net cash provided by (used in) investing activities	—	—	504	(193)	—	311
Cash flows from financing activities:
Net repayments under other short-term debt agreements	—	—	—	(52)	—	(52)
Proceeds from issuance of senior secured term loans, net of issuance costs	—	2,386	—	—	—	2,386
Repayments of senior secured term loans	—	(1,440)	—	—	—	(1,440)
Proceeds from issuance senior notes, net of issuance costs	—	977	—	—	—	977
Repayment of five-year notes	—	—	—	(57)	—	(57)
Intercompany dividends and net increase (decrease) in intercompany obligations	4,591	(1,940)	(2,446)	(205)	—	—
Dividend payments of consolidated affiliates to minority shareholders	—	—	—	(5)	—	(5)
Redemption of membership interests	(4,566)	—	—	—	—	(4,566)
Net cash provided (used in) by financing activities	25	(17)	(2,446)	(319)	—	(2,757)
Effect of exchange rate fluctuations on cash and cash equivalents	—	—	—	50	—	50
Increase (decrease) in cash and cash equivalents	4	—	(1,884)	(17)	—	(1,897)
Cash and cash equivalents at—beginning of period	6	—	2,010	1,203	—	3,219
Cash and cash equivalents at end of period	$10	$—	$126	$1,186	$—	$1,322

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
Included below are sales and operating data for Delphi’s segments for the three and six months ended June 30, 2012 and 2011.

	Electrical/ Electronic Architecture	Powertrain Systems	Electronics and Safety	Thermal Systems	Eliminations and Other (1)	Total
	(in millions)
For the Three Months Ended June 30, 2012:
Net sales	$1,677	$1,246	$685	$389	$—	$3,997
Inter-segment net sales	35	—	18	10	(63)	—
Total net sales	$1,712	$1,246	$703	$399	$(63)	$3,997
EBITDA	$251	$202	$93	$35	$—	$581
Depreciation and amortization	$37	$46	$20	$10	$—	$113
Operating income	$214	$156	$73	$25	$—	$468
Equity income (loss)	$6	$—	$—	$3	$(1)	$8
Net income attributable to noncontrolling interest	$10	$7	$—	$3	$—	$20

	Electrical/ Electronic Architecture	Powertrain Systems	Electronics and Safety	Thermal Systems	Eliminations and Other (1)	Total
	(in millions)
For the Three Months Ended June 30, 2011:
Net sales	$1,700	$1,308	$747	$458	$—	$4,213
Inter-segment net sales	41	1	17	15	(74)	—
Total net sales	$1,741	$1,309	$764	$473	$(74)	$4,213
EBITDA	$217	$188	$93	$46	$—	$544
Depreciation and amortization	$32	$46	$26	$12	$—	$116
Operating income	$185	$142	$67	$34	$—	$428
Equity income (loss)	$4	$—	$—	$3	$(1)	$6
Net income attributable to noncontrolling interest	$8	$8	$—	$2	$—	$18

	Electrical/ Electronic Architecture	Powertrain Systems	Electronics and Safety	Thermal Systems	Eliminations and Other (1)	Total
	(in millions)
For the Six Months Ended June 30, 2012:
Net sales	$3,373	$2,510	$1,410	$796	$—	$8,089
Inter-segment net sales	69	—	34	22	(125)	—
Total net sales	$3,442	$2,510	$1,444	$818	$(125)	$8,089
EBITDA	$498	$402	$191	$68	$—	$1,159
Depreciation and amortization	$73	$90	$42	$22	$—	$227
Operating income	$425	$312	$149	$46	$—	$932
Equity income (loss)	$9	$1	$—	$4	$(2)	$12
Net income attributable to noncontrolling interest	$18	$16	$—	$7	$—	$41

	Electrical/ Electronic Architecture	Powertrain Systems	Electronics and Safety	Thermal Systems	Eliminations and Other (1)	Total
	(in millions)
For the Six Months Ended June 30, 2011:
Net sales	$3,278	$2,544	$1,493	$895	$—	$8,210
Inter-segment net sales	76	2	33	27	(138)	—
Total net sales	$3,354	$2,546	$1,526	$922	$(138)	$8,210
EBITDA	$457	$320	$198	$98	$—	$1,073
Depreciation and amortization	$64	$93	$53	$23	$—	$233
Operating income	$393	$227	$145	$75	$—	$840
Equity income (loss)	$11	$1	$8	$5	$(2)	$23
Net income attributable to noncontrolling interest	$16	$16	$—	$5	$—	$37

(1)	Eliminations and Other includes the elimination of inter-segment transactions.

The reconciliation of EBITDA to net income attributable to Delphi for the three and six months ended June 30, 2012 and 2011 are as follows:

	Electrical/ Electronic Architecture	Powertrain Systems	Electronics and Safety	Thermal Systems	Eliminations and Other	Total
	(in millions)
For the Three Months Ended June 30, 2012:
EBITDA	$251	$202	$93	$35	$—	$581
Depreciation and amortization	(37)	(46)	(20)	(10)	—	(113)
Operating income	$214	$156	$73	$25	$—	468
Interest expense						(33)
Other income, net						5
Income before income taxes and equity income						440
Income tax expense						(98)
Equity income, net of tax						8
Net income						$350
Net income attributable to noncontrolling interest						20
Net income attributable to Delphi						$330

	Electrical/ Electronic Architecture	Powertrain Systems	Electronics and Safety	Thermal Systems	Eliminations and Other	Total
	(in millions)
For the Three Months Ended June 30, 2011:
EBITDA	$217	$188	$93	$46	$—	$544
Depreciation and amortization	(32)	(46)	(26)	(12)	—	(116)
Operating income	$185	$142	$67	$34	$—	428
Interest expense						(41)
Other expense, net						(4)
Income before income taxes and equity income						383
Income tax expense						(73)
Equity income, net of tax						6
Net income						$316
Net income attributable to noncontrolling interest						18
Net income attributable to Delphi						$298

	Electrical/ Electronic Architecture	Powertrain Systems	Electronics and Safety	Thermal Systems	Eliminations and Other	Total
	(in millions)
For the Six Months Ended June 30, 2012:
EBITDA	$498	$402	$191	$68	$—	$1,159
Depreciation and amortization	(73)	(90)	(42)	(22)	—	(227)
Operating income	$425	$312	$149	$46	$—	932
Interest expense						(68)
Other income, net						12
Income before income taxes and equity income						876
Income tax expense						(175)
Equity income, net of tax						12
Net income						$713
Net income attributable to noncontrolling interest						41
Net income attributable to Delphi						$672

	Electrical/ Electronic Architecture	Powertrain Systems	Electronics and Safety	Thermal Systems	Eliminations and Other	Total
	(in millions)
For the Six Months Ended June 30, 2011:
EBITDA	$457	$320	$198	$98	$—	$1,073
Depreciation and amortization	(64)	(93)	(53)	(23)	—	(233)
Operating income	$393	$227	$145	$75	$—	840
Interest expense						(47)
Other expense, net						(1)
Income before income taxes and equity income						792
Income tax expense						(189)
Equity income, net of tax						23
Net income						$626
Net income attributable to noncontrolling interest						37
Net income attributable to Delphi						$589

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following management’s discussion and analysis of financial condition and results of operations (“MD&A”) is intended to help you understand the business operations and financial condition of the Company for the three and six months ended June 30, 2012. This discussion should be read in conjunction with Item 1. Financial Statements. Our MD&A is presented in seven sections:

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
Delphi's total net sales during the three and six months ended June 30, 2012 were $4.0 billion and $8.1 billion, representing slight decreases as compared to the same periods of 2011, the result of negative currency translation from Euro and Brazilian Real denominated sales to U.S. dollars. Although global OEM production increased approximately 11% and 9% for the three and six months ended June 30, 2012 versus 2011, the majority of production increases were attributable to Japanese OEMs' recovering from the March 2011 tsunami. Delphi has a relatively limited content penetration with the Japanese OEMs.
Although OEM production volumes increased in both the North American and Asia Pacific regions, European and South American production declined significantly in the three and six months ended June 30, 2012 compared to the prior year periods. In the Eurozone, continued economic uncertainties have negatively impacted vehicle production. However, Delphi's favorable channel and customer mix in Europe helped to mitigate the impact of the current weakness in this market.
In addition, our overall lean cost structure enabled us to achieve strong gross margins and improved operating earnings in the three and six months ended June 30, 2012 compared to the prior year periods. While Delphi continues to operate in a cyclical industry that is impacted by movements in the macro economy, our strong balance sheet coupled with our flexible cost structure position us to capitalize on any strengthening of the global economy and improvements in OEM production volumes.
Trends, Uncertainties and Opportunities
Resin supply disruption. In March 2012, the operations of a chemical supplier that produces a key component of plastics primarily used in brake and fuel systems were disrupted by a fire at their production facility in Europe. Although we have only a limited direct supply relationship with this vendor, this material is used by suppliers throughout the interconnected automotive supply chain. To date, we have not experienced any adverse impacts to our production, however, we are actively monitoring the supply base and OEM production and have worked with others in the industry in developing supply alternatives to mitigate possible supply disruptions.
Rate of economic recovery. Our business is directly related to automotive sales and automotive vehicle production by our customers. Automotive sales depend on a number of factors, including economic conditions. Although, global automotive vehicle production increased over 3% from 2010 to 2011 and is expected to increase by an additional 6% to 7% in 2012, economic uncertainties persist in Europe, resulting in reduced consumer demand for vehicles. Continued economic weakness could result in a significant reduction in automotive sales and production by our customers, which would have an adverse effect on our business, results of operations and financial condition. Additionally, volatility in oil and gasoline prices negatively impacts consumer confidence and automotive sales, as well as the mix of future sales (from trucks and sport utility vehicles toward smaller, fuel-efficient passenger cars). While our diversified customer and geographic revenue base have well positioned us to withstand the impact of industry downturns and benefit from industry upturns, shifts to vehicles with less content would adversely impact our profitability.
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
Engineering, design & development. Our history and culture of innovation have enabled us to develop significant intellectual property and design and development expertise to provide advanced technology solutions that meet the demands of our customers. We have a team of more than 17,000 scientists, engineers and technicians focused on developing leading product solutions for our key markets, located at 15 major technical centers in Brazil, China, France, Germany, India, Luxembourg, Mexico, Poland, South Korea, the United Kingdom and the United States. We invest approximately $1 billion annually in research and development, including engineering, to maintain our portfolio of innovative products, and owned/held approximately 6,000 patents and protective rights as of December 31, 2011. We also encourage “open innovation” and collaborate extensively with peers in the industry, government agencies and academic institutions. Our technology competencies are recognized by both customers and government agencies, who have co-invested approximately $400 million of additional funds annually in new product development, increasing our total spend accordingly, accelerating the pace of innovation and reducing the risk associated with successful commercialization of technological breakthroughs.
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
In 2010, we largely completed our restructuring activities, resulting in a lower fixed cost base, improved manufacturing footprint and reduced overhead. We dramatically reduced our United States ("U.S.") and Western European footprints, realigned our selling, general and administrative cost structure and increased the variable nature of our employee base. As a result, approximately 90% of our hourly workforce is located in low cost countries. Furthermore, we have substantial operational flexibility by leveraging a large workforce of temporary workers, which represented approximately 33% of the hourly workforce as of June 30, 2012. We are focused on maintaining a low fixed cost base to minimize our net income before depreciation and amortization (including long-lived asset and goodwill impairment), interest expense, other income (expense), net, income tax expense and equity income, net of tax (“EBITDA”) breakeven, which we estimate to be approximately 38% below the current production volumes, assuming constant product mix and based on 2011 results. We believe that our lean cost structure will allow us to remain profitable at all points of the traditional vehicle industry production cycle.
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
Industry consolidation. Consolidation among worldwide suppliers is expected to continue as suppliers seek to achieve operating synergies and value stream efficiencies, acquire complementary technologies, and build stronger customer relationships as OEMs continue to expand globally. To this point, Delphi has entered into exclusive negotiations and made a binding offer to acquire FCI Group's ("FCI") Motorized Vehicles Division ("MVL"). MVL is a leading global manufacturer of automotive connection systems with a focus on high-value, leading technology applications. This transaction would enhance our position as a leading supplier of automotive electrical/electronic architecture, expand our portfolio of high-growth electronic connectors, further strengthen our premier customer base, enhance our footprint in fast-growing markets, provide significant opportunity to accelerate long-term sales and earnings growth and deliver significant synergies which would be expected to expand EBITDA margins. We believe companies with strong balance sheets and financial discipline are in the best position to take advantage of the industry consolidation trend.
We have a strong balance sheet with gross debt of approximately $2.1 billion and substantial liquidity of approximately $2.8 billion of cash and cash equivalents and available financing under our Revolving Credit Facility (as defined below in Liquidity and Capital Resources) as of June 30, 2012, and no significant U.S. defined benefit or workforce postretirement health care benefits and employer-paid postretirement basic life insurance benefits (“OPEB”) liabilities. We intend to maintain strong financial discipline targeting industry-leading earnings growth, cash flow generation and return on invested capital and to maintain sufficient liquidity to sustain our financial flexibility throughout the industry cycle.

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

Three and Six Months Ended June 30, 2012 versus Three and Six Months Ended June 30, 2011
The results of operations for the three and six months ended June 30, 2012 and 2011 were as follows:

	Three Months Ended June 30,					Six Months Ended June 30,
	2012		2011		Favorable/ (unfavorable)	2012		2011		Favorable/ (unfavorable)
	(dollars in millions)
Net sales	$3,997		$4,213		$(216)	$8,089		$8,210		$(121)
Cost of sales	3,272		3,518		246	6,645		6,871		226
Gross margin	725	18.1%	695	16.5%	30	1,444	17.9%	1,339	16.3%	105
Selling, general and administrative	230		240		10	458		445		(13)
Amortization	19		19		—	40		37		(3)
Restructuring	8		8		—	14		17		3
Operating income	468		428		40	932		840		92
Interest expense	(33)		(41)		8	(68)		(47)		(21)
Other income (expense), net	5		(4)		9	12		(1)		13
Income before income taxes and equity income	440		383		57	876		792		84
Income tax expense	(98)		(73)		(25)	(175)		(189)		14
Income before equity income	342		310		32	701		603		98
Equity income, net of tax	8		6		2	12		23		(11)
Net income	350		316		34	713		626		87
Net income attributable to noncontrolling interest	20		18		(2)	41		37		(4)
Net income attributable to Delphi	$330		$298		$32	$672		$589		$83

Total Net Sales
Below is a summary of Delphi’s total net sales for the three months ended June 30, 2012 versus June 30, 2011.

	Three Months Ended June 30,			Variance Due To:
	2012	2011	Favorable/ (unfavorable)	Volume, net of contractual price reductions	FX	Commodity pass- through	Other	Total
	(in millions)			(in millions)
Total net sales	$3,997	$4,213	$(216)	$57	$(227)	$(34)	$(12)	$(216)

Total net sales for the three months ended June 30, 2012 decreased 5% compared to the three months ended June 30, 2011. Although we experienced volume growth of approximately 1%, reported sales decreased due to unfavorable currency impacts, principally related to the Euro and Brazilian Real, and commodity pass-through.
Below is a summary of Delphi’s total net sales for the six months ended June 30, 2012 versus June 30, 2011.

	Six Months Ended June 30,			Variance Due To:
	2012	2011	Favorable/ (unfavorable)	Volume, net of contractual price reductions	FX	Commodity pass- through	Other	Total
	(in millions)			(in millions)
Total net sales	$8,089	$8,210	$(121)	$245	$(297)	$(56)	$(13)	$(121)

Total net sales for the six months ended June 30, 2012 decreased 1% compared to the six months ended June 30, 2011. Although we experienced volume growth of approximately 3%, reported sales decreased due to unfavorable currency impacts, principally related to the Euro and Brazilian Real, and commodity pass-through.
Operating Results
The information below summarizes the operating results for the three and six months ended June 30, 2012 as compared to the three and six months ended June 30, 2011.

Cost of Sales
Cost of sales is primarily comprised of material, labor, manufacturing overhead, freight, fluctuations in foreign currency exchange rates, product engineering, design and development expenses, depreciation and amortization, warranty costs and other operating expenses. Gross margin is revenue less cost of sales and gross margin percentage is gross margin as a percent of net sales.
Cost of sales decreased $246 million for the three months ended June 30, 2012 compared to the three months ended June 30, 2011, as summarized below.

	Three Months Ended June 30,			Variance Due To:
	2012	2011	Favorable/ (unfavorable)	Volume (a)	Operational performance	Other	Total
	(dollars in millions)			(in millions)
Cost of sales	$3,272	$3,518	$246	$(125)	$110	$261	$246
Gross margin	$725	$695	$30	$(68)	$110	$(12)	$30
Percentage of net sales	18.1%	16.5%

(a)	Presented net of contractual price reductions for gross margin variance.

The decrease in cost of sales reflects increases in volume that were more than offset by operational performance and the following items in Other above:

•	$34 million of decreased pass-through commodity cost, which were primarily offset in sales through contract escalation/de-escalation clauses with our customers; and

•	Approximately $190 million of decreased expense due to fluctuations in foreign currency exchange rates.

Cost of sales decreased $226 million for the six months ended June 30, 2012 compared to the six months ended June 30, 2011, as summarized below.

	Six Months Ended June 30,			Variance Due To:
	2012	2011	Favorable/ (unfavorable)	Volume (a)	Operational performance	Other	Total
	(dollars in millions)			(in millions)
Cost of sales	$6,645	$6,871	$226	$(314)	$154	$386	$226
Gross margin	$1,444	$1,339	$105	$(69)	$154	$20	$105
Percentage of net sales	17.9%	16.3%

(a)	Presented net of contractual price reductions for gross margin variance.

The decrease in cost of sales reflects increases in volume that were more than offset by operational performance and the following items in Other above:

•	Decreased warranty expense in 2012 primarily related to a $76 million charge in 2011 as a result of the settlement for certain components supplied by Delphi’s Powertrain segment;

•	$56 million of decreased pass-through commodity cost, which were primarily offset in sales through contract escalation/de-escalation clauses with our customers; and

•	Approximately $250 million of decreased expense due to fluctuations in foreign currency exchange rates.

Selling, General and Administrative Expense

	Three Months Ended June 30,
	2012	2011	Favorable/ (unfavorable)
	(dollars in millions)
Selling, general and administrative expense	$230	$240	$10
Percentage of net sales	5.8%	5.7%

	Six Months Ended June 30,
	2012	2011	Favorable/ (unfavorable)
	(dollars in millions)
Selling, general and administrative expense	$458	$445	$(13)
Percentage of net sales	5.7%	5.4%

Selling, general and administrative expense (“SG&A”) includes administrative expenses, information technology costs and incentive compensation related costs, and increased as a percent of sales during the six months ended June 30, 2012 compared to 2011 due largely to increased accruals for incentive compensation of $16 million.

Amortization

	Three Months Ended June 30,
	2012	2011	Favorable/ (unfavorable)
	(in millions)
Amortization	$19	$19	$—

	Six Months Ended June 30,
	2012	2011	Favorable/ (unfavorable)
	(in millions)
Amortization	$40	$37	$(3)

Amortization expense reflects the non-cash charge related to definite-lived intangible assets primarily recognized as part of the Acquisition.

Restructuring

	Three Months Ended June 30,
	2012	2011	Favorable/ (unfavorable)
	(dollars in millions)
Restructuring	$8	$8	$—
Percentage of net sales	0.2%	0.2%

	Six Months Ended June 30,
	2012	2011	Favorable/ (unfavorable)
	(dollars in millions)
Restructuring	$14	$17	$3
Percentage of net sales	0.2%	0.2%

The relatively constant amount of restructuring expense is a result of largely completing major restructuring activities by the end of 2010.
Refer to Note 7. Restructuring to the consolidated financial statements for additional information.

Interest Expense

	Three Months Ended June 30,
	2012	2011	Favorable/ (unfavorable)
	(in millions)
Interest expense	$33	$41	$8

	Six Months Ended June 30,
	2012	2011	Favorable/ (unfavorable)
	(in millions)
Interest expense	$68	$47	$(21)

The decrease in interest expense for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011 is the result of lower overall debt balances. The increase in interest expense for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011 is due to the issuance of the credit agreement and $500 million of 5.875% senior notes due 2019 and $500 million of 6.125% senior notes due 2021 (collectively, the “Senior Notes”), in conjunction with the redemption of the Class A and Class C membership interests in March 2011.
Refer to Note 8. Debt, to the consolidated financial statements for additional information.

Other Income (Expense), net

	Three Months Ended June 30,
	2012	2011	Favorable/ (unfavorable)
	(in millions)
Other income (expense), net	$5	$(4)	$9

	Six Months Ended June 30,
	2012	2011	Favorable/ (unfavorable)
	(in millions)
Other income (expense), net	$12	$(1)	$13

The increase in other income (expense), net is primarily related to the absence of a $6 million impairment of an investment in available-for-sale securities and losses on extinguishment of debt of $8 million and $17 million during the three and six months ended June 30, 2011, respectively, partially offset by lower interest income.
Refer to Note 14. Other income (expense), net to the consolidated financial statements for additional information.

Income Taxes

	Three Months Ended June 30,
	2012	2011	Favorable/ (unfavorable)
	(in millions)
Income tax expense	$98	$73	$(25)

	Six Months Ended June 30,
	2012	2011	Favorable/ (unfavorable)
	(in millions)
Income tax expense	$175	$189	$14

The Company’s tax rates in both periods are affected by the tax rates in the jurisdictions in which the Company operates, the relative amount of income earned in each jurisdiction and the relative amount of losses or income for which no tax benefit or expense was recognized due to a valuation allowance, which was favorably impacted in 2012 as compared to 2011, primarily due to tax planning initiatives.
The effective tax rate was 22% and 19% for the three months ended June 30, 2012 and 2011, respectively. The effective tax rate for the three months ended June 30, 2012 was impacted by a reduction of $3 million in withholding tax expense. The effective tax rate in the three months ended June 30, 2011 was impacted by a reduction of $11 million due to tax planning actions.
The effective tax rate was 20% and 24% for the six months ended June 30, 2012 and 2011, respectively. The effective tax rate in the six months ended June 30, 2012 was impacted by a reduction of $22 million in tax reserves due to resolution of open issues with tax authorities and a reduction of $14 million in withholding tax expense. The effective tax rate in the six months ended June 30, 2011 was impacted by an reduction of $11 million due to tax planning actions offset by an increase of $10 million in withholding tax expense related to the funding of the redemption of all the outstanding Class A and Class C membership interests in Delphi Automotive LLP.

Equity Income

	Three Months Ended June 30,
	2012	2011	Favorable/ (unfavorable)
	(in millions)
Equity income, net of tax	$8	$6	$2

	Six Months Ended June 30,
	2012	2011	Favorable/ (unfavorable)
	(in millions)
Equity income, net of tax	$12	$23	$(11)

Equity income, net of tax reflects Delphi’s interest in the results of ongoing operations of entities accounted for as equity-method investments. Equity income decreased during the six months ended June 30, 2012 as compared to the six months ended June 30, 2011 primarily due to the recognition of $8 million of gain on the sale of our 49.5% interest in Daesung Electric, Co., Ltd in January 2011.

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
The reconciliation of EBITDA to net income attributable to Delphi for the three and six months ended June 30, 2012 and 2011 are as follows:

	Electrical/ Electronic Architecture	Powertrain Systems	Electronics and Safety	Thermal Systems	Eliminations and Other	Total
	(in millions)
For the Three Months Ended June 30, 2012:
EBITDA	$251	$202	$93	$35	$—	$581
Depreciation and amortization	(37)	(46)	(20)	(10)	—	(113)
Operating income	$214	$156	$73	$25	$—	468
Interest expense						(33)
Other income, net						5
Income before income taxes and equity income						440
Income tax expense						(98)
Equity income, net of tax						8
Net income						$350
Net income attributable to noncontrolling interest						20
Net income attributable to Delphi						$330

	Electrical/ Electronic Architecture	Powertrain Systems	Electronics and Safety	Thermal Systems	Eliminations and Other	Total
	(in millions)
For the Three Months Ended June 30, 2011:
EBITDA	$217	$188	$93	$46	$—	$544
Depreciation and amortization	(32)	(46)	(26)	(12)	—	(116)
Operating income	$185	$142	$67	$34	$—	428
Interest expense						(41)
Other expense, net						(4)
Income before income taxes and equity income						383
Income tax expense						(73)
Equity income, net of tax						6
Net income						$316
Net income attributable to noncontrolling interest						18
Net income attributable to Delphi						$298

	Electrical/ Electronic Architecture	Powertrain Systems	Electronics and Safety	Thermal Systems	Eliminations and Other	Total
	(in millions)
For the Six Months Ended June 30, 2012:
EBITDA	$498	$402	$191	$68	$—	$1,159
Depreciation and amortization	(73)	(90)	(42)	(22)	—	(227)
Operating income	$425	$312	$149	$46	$—	932
Interest expense						(68)
Other income, net						12
Income before income taxes and equity income						876
Income tax expense						(175)
Equity income, net of tax						12
Net income						$713
Net income attributable to noncontrolling interest						41
Net income attributable to Delphi						$672

	Electrical/ Electronic Architecture	Powertrain Systems	Electronics and Safety	Thermal Systems	Eliminations and Other	Total
	(in millions)
For the Six Months Ended June 30, 2011:
EBITDA	$457	$320	$198	$98	$—	$1,073
Depreciation and amortization	(64)	(93)	(53)	(23)	—	(233)
Operating income	$393	$227	$145	$75	$—	840
Interest expense						(47)
Other expense, net						(1)
Income before income taxes and equity income						792
Income tax expense						(189)
Equity income, net of tax						23
Net income						$626
Net income attributable to noncontrolling interest						37
Net income attributable to Delphi						$589

Net sales, gross margin as a percentage of net sales and EBITDA by segment for the three and six months ended June 30, 2012 and 2011 are as follows:
Net Sales by Segment

	Three Months Ended June 30,			Variance Due To:
	2012	2011	Favorable/ (unfavorable)	Volume, net of contractual price reductions	FX	Commodity Pass-through	Other	Total
	(in millions)			(in millions)
Electrical/Electronic Architecture	$1,712	$1,741	$(29)	$91	$(86)	$(33)	$(1)	$(29)
Powertrain Systems	1,246	1,309	(63)	14	(77)	—	—	(63)
Electronics and Safety	703	764	(61)	(22)	(40)	—	1	(61)
Thermal Systems	399	473	(74)	(34)	(29)	(1)	(10)	(74)
Eliminations and Other	(63)	(74)	11	8	5	—	(2)	11
Total	$3,997	$4,213	$(216)	$57	$(227)	$(34)	$(12)	$(216)

	Six Months Ended June 30,			Variance Due To:
	2012	2011	Favorable/ (unfavorable)	Volume, net of contractual price reductions	FX	Commodity Pass-through	Other	Total
	(in millions)			(in millions)
Electrical/Electronic Architecture	$3,442	$3,354	$88	$253	$(110)	$(53)	$(2)	$88
Powertrain Systems	2,510	2,546	(36)	68	(103)	—	(1)	(36)
Electronics and Safety	1,444	1,526	(82)	(29)	(53)	—	—	(82)
Thermal Systems	818	922	(104)	(53)	(38)	(3)	(10)	(104)
Eliminations and Other	(125)	(138)	13	6	7	—	—	13
Total	$8,089	$8,210	$(121)	$245	$(297)	$(56)	$(13)	$(121)

Gross Margin Percentage by Segment

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Electrical/Electronic Architecture	18.0%	16.4%	17.8%	17.2%
Powertrain Systems	20.0%	18.0%	19.8%	15.9%
Electronics and Safety	17.1%	15.2%	16.7%	15.6%
Thermal Systems	11.8%	12.1%	11.4%	12.9%
Eliminations and Other	—%	—%	—%	—%
Total	18.1%	16.5%	17.9%	16.3%

EBITDA by Segment

	Three Months Ended June 30,			Variance Due To:
	2012	2011	Favorable/ (unfavorable)	Volume, net of contractual price reductions	Operational performance	Other	Total
	(in millions)			(in millions)
Electrical/Electronic Architecture	$251	$217	$34	$3	$42	$(11)	$34
Powertrain Systems	202	188	14	(19)	35	(2)	14
Electronics and Safety	93	93	—	(30)	21	9	—
Thermal Systems	35	46	(11)	(22)	12	(1)	(11)
Eliminations and Other	—	—	—	—	—	—	—
Total	$581	$544	$37	$(68)	$110	$(5)	$37

As noted in the table above, EBITDA for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011 was impacted by volume and contractual price reductions including product mix and operational performance improvements, as well as the following item included in Other in the table above:

•	$32 million of decreased EBITDA due to fluctuations in foreign currency exchange rates.

	Six Months Ended June 30,			Variance Due To:
	2012	2011	Favorable/ (unfavorable)	Volume, net of contractual price reductions	Operational performance	Other	Total
	(in millions)			(in millions)
Electrical/Electronic Architecture	$498	$457	$41	$31	$43	$(33)	$41
Powertrain Systems	402	320	82	(13)	60	35	82
Electronics and Safety	191	198	(7)	(48)	35	6	(7)
Thermal Systems	68	98	(30)	(39)	16	(7)	(30)
Eliminations and Other	—	—	—	—	—	—	—
Total	$1,159	$1,073	$86	$(69)	$154	$1	$86

As noted in the table above, EBITDA for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011 was impacted by volume and contractual price reductions including product mix and operational performance improvements, as well as the following items included in Other in the table above:

•	Decreased warranty expense in 2012, primarily, related to a $76 million charge in 2011 as a result of the settlement for certain components supplied by Delphi’s Powertrain segment;

•	Offset by $41 million of decreased EBITDA due to fluctuations in foreign currency exchange rates; and

•	$27 million due to increased accruals for incentive compensation in 2012 related to Delphi’s salaried workforce.

Liquidity and Capital Resources
Overview of Capital Structure
As of June 30, 2012, we had cash and cash equivalents of $1.5 billion and net debt (defined as outstanding debt less cash and cash equivalents) of $541 million. We also have access to additional liquidity pursuant to the terms of the $1.3 billion Revolving Credit Facility as described below. We expect existing cash, available liquidity and cash flows from operations to continue to be sufficient to fund our global operating activities, including any payments required pursuant to the anticipated settlement of the Value Creation Plan (the “VCP”) awards (the portion expected to be settled in cash approximates $200 million), any mandatory payments required under the Credit Agreement, and capital expenditures. Refer to Note 16. Share-Based Compensation for additional information. We also continue to expect to be able to move funds between different countries to manage our global liquidity needs without material adverse tax implications, subject to current monetary policies and to the terms of the Credit Agreement. Based on this, we believe we possess sufficient liquidity to fund our operations and capital investments in 2012 and beyond.
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
Share Repurchases and Dividends
In January 2012, the Board of Directors authorized a share repurchase of up to $300 million of ordinary shares. The program will terminate on the earlier to occur of December 31, 2012 or when the Company attains $300 million in ordinary share repurchases. During the three months ended June 30, 2012, Delphi repurchased 5,297,240 shares at an average price of $28.35, which totaled approximately $150 million, leaving approximately $150 million of share repurchases available under the program. All repurchased shares were retired.
During the six months ended June 30, 2012, Delphi received a dividend of $62 million from one of its equity method investments. The dividend was recognized as a reduction to the investment with $25 million representing a return on investment included in cash flows from operating activities and $37 million representing a return of capital investment and included in cash flows from investing activities.
To the extent we generate discretionary cash flow we may consider using this additional cash flow for optional prepayments of existing indebtedness, strategic acquisitions, dividends on share capital, additional share repurchases, and/or general corporate purposes.
Agreement to Acquire Motorized Vehicles Division of FCI
In May 2012, Delphi entered into exclusive negotiations and made a binding offer to acquire FCI Group's ("FCI") Motorized Vehicles Division ("MVL"). In July 2012, the parties entered into a purchase agreement. MVL is a leading global manufacturer of automotive connection systems with a focus on high-value, leading technology applications. The transaction is denominated primarily in Euros, and based on currency exchange rates as of June 30, 2012, is valued at approximately $950 million on a cash and debt-free basis.
The transaction is expected to close in the fourth quarter of 2012, subject to standard regulatory approvals. Delphi currently anticipates financing approximately 60% of the acquisition with cash on hand and the remaining approximately 40% with debt.
Subsequent to announcing the transaction, in June 2012, the Company entered into €250 million of option contracts to hedge a portion of the currency risk associated with the cash payment for the planned acquisition of MVL at a cost of $9 million. The options are unable to qualify as hedges for accounting purposes, and therefore, changes in the fair value of the options are recognized in other income (expense), net. The options expire in the fourth quarter of 2012.
Credit Agreement
In March 2011, in conjunction with the redemption of membership interests from Class A and Class C membership interest holders, Delphi Corporation, a wholly-owned U.S. subsidiary of Delphi Automotive LLP, entered into a credit agreement with JPMorgan Chase Bank, N.A., as lead arranger and administrative agent, with respect to $3.0 billion in senior secured credit facilities. The March 2011 credit agreement has been amended and restated (the “Credit Agreement”) and as of June 30, 2012 consists of a $1.3 billion 5-year senior secured revolving credit facility (the “Revolving Credit Facility”), a senior secured 5-year term A loan in an original amount of $258 million (the “Tranche A Term Loan”) and a senior secured 6-year term B loan in an original amount of $950 million (the “Tranche B Term Loan”). Delphi paid approximately $86 million of debt issuance costs in connection with the Credit Agreement, of which approximately $10 million has been extinguished. The debt issuance costs are being amortized over the life of the facility. The maximum amount drawn under the Revolving Credit Facility in the six months ended June 30, 2012 to manage intra-month working capital needs was $210 million. The Revolving Credit Facility was undrawn at June 30, 2012. As of June 30, 2012, Delphi had approximately $9 million in letters of credit issued under the Credit Agreement. Letters of credit issued under the Credit Agreement reduce availability under the Revolving Credit Facility.
Delphi Corporation is obligated to make quarterly principal payments throughout the terms of the Tranche A and Tranche B Term Loans according to the amortization schedule in the Credit Agreement. In conjunction with repayments made during the year ended December 31, 2011, all quarterly principal payment obligations prior to maturity have been satisfied for the Tranche B Term Loan and quarterly principal payments have been satisfied through December 31, 2013 for the Tranche A Term Loan and partially satisfied through March 31, 2014. The Credit Agreement also contains certain mandatory prepayment provisions in the event the Company generates excess cash flow (as defined in the Credit Agreement) or Delphi receives net cash proceeds from any asset sale or casualty event. No mandatory prepayments, under these provisions, have been made or are due through June 30, 2012.
The interest rate period with respect to LIBOR interest rate options can be set at one-, two-, three-, or six-months as selected by Delphi Corporation in accordance with the terms of the Credit Agreement (or other period as may be agreed by the applicable lenders), but payable no less than quarterly. Delphi Corporation may elect to change the selected interest rate over the term of the credit facilities in accordance with the provisions of the Credit Agreement. As of June 30, 2012, Delphi Corporation selected the one-month London Interbank Offered Rate (“LIBOR”) interest rate option, as detailed in the table below, and the amounts outstanding, net of the discount (in millions) and rates effective as of June 30, 2012 were based on Delphi’s current credit rating and applicable margin for the Credit Agreement:

		Borrowings as of	Rates effective as of
	LIBOR plus	June 30, 2012	June 30, 2012
Revolving Credit Facility	2.00%	$—	—%
Tranche A Term Loan	2.00%	210	2.25%
Tranche B Term Loan	2.50%	772	3.50%	*
* includes LIBOR floor of 1.00%.

The Credit Agreement contains certain covenants that limit, among other things, the Company’s (and the Company’s subsidiaries’) ability to incur additional indebtedness or liens, to dispose of assets, to make certain investments, to prepay certain indebtedness and to pay dividends, or to make other distributions or redemptions/repurchases, in respect of the Company’s equity interests. In addition, the Credit Agreement requires that the Company maintain a consolidated leverage ratio (the ratio of Consolidated Total Indebtedness to Consolidated EBITDA, each as defined in the Credit Agreement) of less than 2.75 to 1.0. The Credit Agreement also contains events of default customary for financings of this type. The Company was in compliance with the Credit Agreement covenants as of June 30, 2012.
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
Senior Notes
On May 17, 2011, Delphi Corporation issued $500 million of 5.875% senior notes due 2019 and $500 million of 6.125% senior notes due 2021 (the “Senior Notes”) in a transaction exempt from registration under Rule 144A and Regulation S of the Securities Act. Delphi paid approximately $23 million of debt issuance costs in connection with the Senior Notes. The net proceeds of approximately $1 billion as well as cash on hand were used to pay down amounts outstanding under the Credit Agreement. In May 2012, Delphi Corporation exchanged all of the Senior Notes for registered notes ("New Senior Notes")with terms identical in all material respects to the terms of the Senior Notes, except that the New Senior Notes are registered under the Securities Act of 1933 (the “Securities Act”), and the transfer restrictions and registration rights relating to the Senior Notes no longer apply. No proceeds were received by Delphi Corporation as a result of the exchange. The New Senior Notes are fully and unconditionally guaranteed, jointly and severally, by Delphi Automotive PLC and certain of its existing and future subsidiaries. Interest is payable semi-annually on May 15 and November 15 of each year to holders of record at the close of business on May 1 or November 1 immediately preceding the interest payment date.

The indenture governing the New Senior Notes limits, among other things, Delphi’s (and Delphi’s subsidiaries’) ability to incur additional indebtedness or liens, dispose of assets, make certain restricted payments or investments, enter into transactions with affiliates or merge with or into other entities. As of June 30, 2012 the Company was in compliance with the provisions of the New Senior Notes.
Acquisition Financing
In connection with the Acquisition, (i) Delphi Automotive LLP issued $41 million in senior unsecured five-year notes (the “Old Notes”) pursuant to a Note Purchase Agreement (the “NPA”) with an Acquisition Date fair value of $49 million and (ii) entered into a senior secured delayed draw term loan facility (the “DDTL”) with a syndicate of lenders. Additionally, in connection with the redemption of the Class A and Class C membership interests on March 31, 2011 and execution of the Credit Agreement, each of the DDTL and the NPA was terminated (including the termination, discharge and release of all security and guarantees granted in connection with the DDTL and the NPA) and Delphi paid approximately $57 million to redeem the Old Notes in full. In connection with the termination of the Old Notes, Delphi incurred early termination penalties and recognized a loss on extinguishment of debt of approximately $9 million during the six months ended June 30, 2011.
Other Financing
Accounts receivable factoring—Various accounts receivable factoring facilities are maintained in Europe and are accounted for as short-term debt. These uncommitted factoring facilities are available through various financial institutions. As of June 30, 2012 and December 31, 2011, $45 million and $54 million, respectively, were outstanding under these accounts receivable factoring facilities.
Capital leases and other—As of June 30, 2012 and December 31, 2011, approximately $37 million and approximately $67 million, respectively, of other debt issued by certain international subsidiaries and capital lease obligations were outstanding.
U.S. Federal Government Programs—We have numerous technology and manufacturing development programs that are competitively awarded from agencies of the U.S. Federal Government. These programs are from the U.S. Department of Transportation (“DOT”), the U.S. Department of Energy (“DOE”), and the U.S. Department of Defense (“DoD”). We received $10 million from these Federal agencies in the three months ended June 30, 2012 for work performed. These programs supplement our internal research and development funds and directly support our product focus of Safe, Green and Connected. The largest current program by cost was awarded as part of the American Recovery and Reinvestment Act of 2009, through which the DOE will reimburse us for 50% of project costs up to total reimbursements of $89 million associated with the development and low cost U.S. manufacturing of power electronics related to electric and hybrid electric vehicles. The project period for this grant is January 2010 through December 2012. As of June 30, 2012, we have received from the DOE related project cost reimbursements on this project of $77 million. During the rest of 2012, we expect to complete this project and receive the remaining project cost reimbursements from the DOE of $12 million. During 2011 and the six months ended June 30, 2012, we continued to pursue many technology development programs by bidding on competitively procured programs from DOT, DOE and DoD. Some of these programs were bid with us being the lead or “Prime Contractor”, and some were bid with us as a “Subrecipient” to the Prime Contractor. For the six months ended June 30, 2012, Delphi was awarded 1 new program with nearly $4 million of U.S. Government funds that will be received over the next 36 months.
Warranty settlement—On April 30, 2011, we paid €90 million (approximately $133 million at April 30, 2011 exchange rates) under the terms of a March 2011 warranty settlement. In April 2012, we made the final scheduled payment of €60 million (approximately $80 million at April 30, 2012 exchange rates) related to this matter.
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
Operating Activities. Net cash provided by operating activities totaled $754 million and $499 million for the six months ended June 30, 2012 and 2011, respectively. The $255 million increase primarily reflects higher earnings resulting from increased volumes and a reduction in net working capital requirements. Cash flow from operating activities for the six months ended June 30, 2012 consisted of net earnings of $713 million increased by $227 million for non-cash charges for depreciation and amortization, partially offset by $255 million related to changes in operating assets and liabilities, net of restructuring and pension contributions. Cash flow from operating activities for the six months ended June 30, 2011 consisted of net earnings of

$626 million increased by $233 million for non-cash charges for depreciation and amortization, partially offset by $391 million related to changes in operating assets and liabilities, net of restructuring and pension contributions.
Investing Activities. Net cash used by investing activities totaled $366 million for six months ended June 30, 2012 and net cash provided by investing activities totaled $311 million for the six months ended June 30, 2011. The decrease is primarily due to the maturities of time deposits of $550 million in 2011 and a $108 million increase in capital expenditures, primarily related to investments in new facilities as well as investments in equipment at existing facilities.
Financing Activities. Net cash used in financing activities totaled $193 million and $2,757 million for the six months ended June 30, 2012 and 2011, respectively. During the six months ended June 30, 2012, $150 million of cash on hand was used to repurchase 5,297,240 of ordinary shares. The remainder of the decrease in net cash used in financing activities is due to the redemption of membership interests for $4,566 million offset by the proceeds received, net of repayments, from the issuance of debt to partially fund the redemption transaction and the repayment of the Senior Notes and the Old Notes, of $1,866 million during the six months ended June 30, 2011.
Off-Balance Sheet Arrangements
We do not engage in any off-balance sheet financial arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
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
Critical Accounting Estimates
There have been no significant changes in our critical accounting estimates during the three and six months ended June 30, 2012.
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
As of June 30, 2012, the Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated for disclosure, changes to the Company’s internal control over financial reporting that occurred during the six months ended June 30, 2012 that have materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective to provide reasonable assurance that the desired control objectives were achieved as of June 30, 2012.
Changes in Internal Control over Financial Reporting
There were no material changes in the Company’s internal controls over financial reporting during the six months ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II
ITEM 1. LEGAL PROCEEDINGS
We are involved from time to time in various legal proceedings and claims, including, without limitation, commercial and contractual disputes, product liability claims and environmental and other matters. For a description of risks related to various legal proceedings and claims, see Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2011. For a description of our outstanding material legal proceedings, see Note 10. Commitments and Contingencies to the condensed consolidated financial statements included in this Report.

ITEM 1A. RISK FACTORS
There have been no material changes in risk factors for the Company in the period covered by this report. For information regarding factors that could affect the Company’s results of operations, financial condition and liquidity, see the risk factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December  31, 2011.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
A summary of our ordinary shares repurchased during the quarter ended June 30, 2012, is shown below:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program(in millions) (3)
April 1, 2012 to April 30, 2012	—	$—	N/A	$300
May 1, 2012 to May 31, 2012	4,080,584	28.40	4,080,584	184
June 1, 2012 to June 30, 2012	1,217,676	28.16	1,216,656	150
Total	5,298,260	28.35	5,297,240

(1)
The total number of shares purchased includes: (i) shares purchased under the Board authorized plan described below and (ii) 1,020 shares withheld to satisfy U.K. withholding taxes upon vesting of RSUs.

(2)	Excluding commissions.

(3)
In January 2012, the Board of Directors authorized a share repurchase of up to $300 million of ordinary shares. The program will terminate on the earlier to occur of December 31, 2012 or when the Company attains $300 million in ordinary share repurchases. The timing of such repurchases is dependent on price, market conditions and applicable regulatory requirements.

ITEM 6. EXHIBITS

Exhibit Number	Description
10.1	Form of Non-Employee Director RSU Award Agreement pursuant to Delphi Automotive PLC Long Term Incentive Plan, as amended.*
10.2	Second Amended and Restated Delphi Automotive LLP 2010 Management Value Creation Plan.*
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.*
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document.#
101.SCH	XBRL Taxonomy Extension Schema Document.#
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.#
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.#
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.#
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.#
* Filed herewith.
# Filed electronically with the Report

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DELPHI AUTOMOTIVE PLC

/s/ KEVIN P. CLARK
By: Kevin P. Clark
Senior Vice President and
Chief Financial Officer
Dated: July 31, 2012