Form 10-Q
period 2012-09-30
Delphi Automotive PLC
filed 2012-11-01
CIK 1521332

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________________________________________________
FORM 10-Q
__________________________________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
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
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒.    No  ☐.
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
The number of the registrant’s ordinary shares outstanding, $0.01 par value per share as of October 26, 2012, was 317,554,040.

DELPHI AUTOMOTIVE PLC

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
DELPHI AUTOMOTIVE PLC
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(in millions, except per share amounts)
Net sales	$3,663	$3,931	$11,752	$12,141
Operating expenses:
Cost of sales	3,058	3,294	9,703	10,165
Selling, general and administrative	215	222	673	667
Amortization	20	19	60	56
Restructuring (Note 7)	3	3	17	20
Total operating expenses	3,296	3,538	10,453	10,908
Operating income	367	393	1,299	1,233
Interest expense	(32)	(37)	(100)	(84)
Other income, net (Note 14)	3	14	15	13
Income before income taxes and equity income	338	370	1,214	1,162
Income tax expense	(52)	(87)	(227)	(276)
Income before equity income	286	283	987	886
Equity income, net of tax	6	2	18	25
Net income	292	285	1,005	911
Net income attributable to noncontrolling interest	23	19	64	56
Net income attributable to Delphi	$269	$266	$941	$855
Basic net income per share:
Basic net income per share attributable to Delphi	$0.84	$0.79	$2.89	$1.89
Weighted average number of basic shares outstanding	320.93	336.83	325.00	452.58
Diluted net income per share:
Diluted net income per share attributable to Delphi	$0.84	$0.79	$2.89	$1.89
Weighted average number of diluted shares outstanding	321.28	336.83	325.28	452.58

See notes to consolidated financial statements.

DELPHI AUTOMOTIVE PLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in millions)
Net income	$292	$285	$1,005	$911
Other comprehensive (loss) income :
Currency translation adjustments	82	(164)	9	(47)
Net change in unrecognized (loss) gain on derivative instruments, net of tax (a) (Note 13)	26	(98)	62	(111)
Employee benefit plans adjustment, net of tax (b) (Note 9)	(1)	(2)	(2)	—
Other comprehensive (loss) income	107	(264)	69	(158)
Comprehensive income	399	21	1,074	753
Comprehensive income attributable to noncontrolling interests	24	18	64	59
Comprehensive income attributable to Delphi	$375	$3	$1,010	$694

(a)
Other comprehensive income (loss) is net of a $15 million and $57 million tax effect and a $36 million and $66 million tax effect related to unrecognized gain (loss) on derivative instruments for the three and nine months ended September 30, 2012 and 2011, respectively.

(b)
Other comprehensive income is net of a $0 million and $1 million tax effect and a $0 million and $0 million tax effect related to employee benefit plans adjustments for the three and nine months ended September 30, 2012 and 2011, respectively.

See notes to consolidated financial statements.

DELPHI AUTOMOTIVE PLC
CONSOLIDATED BALANCE SHEETS

	September 30, 2012	December 31, 2011
	(unaudited)
	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$1,634	$1,363
Restricted cash	11	9
Accounts receivable, net	2,540	2,459
Inventories (Note 3)	1,121	1,054
Other current assets (Note 4)	591	616
Total current assets	5,897	5,501
Long-term assets:
Property, net	2,466	2,315
Investments in affiliates	222	257
Intangible assets, net (Note 2)	548	596
Other long-term assets (Note 4)	506	459
Total long-term assets	3,742	3,627
Total assets	$9,639	$9,128
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt (Note 8)	$92	$107
Accounts payable	2,244	2,397
Accrued liabilities (Note 5)	1,334	1,208
Total current liabilities	3,670	3,712
Long-term liabilities:
Long-term debt (Note 8)	1,998	1,996
Pension benefit obligations	694	674
Other long-term liabilities (Note 5)	407	575
Total long-term liabilities	3,099	3,245
Total liabilities	6,769	6,957
Commitments and contingencies (Note 10)
Shareholders’ equity:
Preferred shares, $0.01 par value per share, 50,000,000 shares authorized, none issued and outstanding	—	—
Ordinary shares, $0.01 par value per share, 1,200,000,000 shares authorized, 317,554,040 and 328,244,510 issued and outstanding as of September 30, 2012 and December 31, 2011, respectively	3	3
Additional paid-in-capital	1,721	1,758
Retained earnings	796	110
Accumulated other comprehensive (loss) income	(114)	(183)
Total Delphi shareholders’ equity	2,406	1,688
Noncontrolling interest	464	483
Total shareholders’ equity	2,870	2,171
Total liabilities and shareholders’ equity	$9,639	$9,128

See notes to consolidated financial statements.

DELPHI AUTOMOTIVE PLC
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
	September 30,
	2012	2011
	(in millions)
Cash flows from operating activities:
Net income	$1,005	$911
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	280	300
Amortization	60	56
Amortization of deferred issuance costs	13	6
Restructuring expense, net of cash paid	(45)	(71)
Deferred income taxes	18	17
Pension benefit expenses	49	56
Income from equity method investments, net of dividends received	8	(15)
Gain on investments and extinguishment of debt	(3)	6
Share-based compensation	20	6
Changes in operating assets and liabilities:
Accounts receivable, net	(87)	(334)
Inventories	(69)	(156)
Other current assets	(23)	(79)
Accounts payable	(22)	185
Accrued and other long-term liabilities	9	91
Other, net	(3)	(19)
Pension contributions	(42)	(51)
Net cash provided by operating activities	1,168	909
Cash flows from investing activities:
Capital expenditures	(563)	(454)
Maturity of time deposits	—	550
Proceeds from sale of property / investments	18	64
Cost of acquisitions, net of cash acquired	—	(17)
(Increase) decrease in restricted cash	(2)	37
Acquisition of minority held shares	(16)	(5)
Dividends from equity method investments in excess of earnings	37	—
Net cash (used in) provided by investing activities	(526)	175
Cash flows from financing activities:
Net repayments under other short-term debt agreements	(16)	(106)
Proceeds from issuance of senior secured term loans, net of issuance costs	(5)	2,385
Repayment of senior secured term loans	—	(1,440)
Proceeds from issuance of senior notes, net of issuance costs	—	977
Repayment of five-year notes	—	(57)
Dividend payments of consolidated affiliates to minority shareholders	(39)	(29)
Repurchase of ordinary shares	(300)	—
Redemption of membership interests	—	(4,638)
Net cash used in financing activities	(360)	(2,908)
Effect of exchange rate fluctuations on cash and cash equivalents	(11)	(9)
Increase (decrease) in cash and cash equivalents	271	(1,833)
Cash and cash equivalents at beginning of period	1,363	3,219
Cash and cash equivalents at end of period	$1,634	$1,386
See notes to consolidated financial statements.

DELPHI AUTOMOTIVE PLC
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited)

	Ordinary Shares
	Number of Shares	Amount	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)		Total Delphi Shareholders’ Equity	Noncontrolling Interest	Total Shareholders’ Equity
	(in millions)
Balance at January 1, 2012	328	$3	$1,758	$110	$(183)	(a)	$1,688	$483	$2,171
Net income	—	—	—	941	—		941	64	1,005
Other comprehensive income	—	—	—	—	69		69	—	69
Dividends	—	—	—	—	—		—	(66)	(66)
Acquisition of minority interest	—	—	—	—	—		—	(17)	(17)
Repurchase of ordinary shares	(10)	—	(57)	(255)	—		(312)	—	(312)
Share based compensation	—	—	20	—	—		20	—	20
Balance at September 30, 2012	318	$3	$1,721	$796	$(114)	(b)	$2,406	$464	$2,870

(a)	As of January 1, 2012, Accumulated Other Comprehensive Loss totaled $183 million (net of a $31 million tax effect) and included:

•	A loss from currency translation adjustments and other of $120 million;

•	A loss from net changes in unrecognized income on derivative instruments of $45 million (net of a $26 million tax effect); and

•	A loss from employee benefit plans adjustments of $18 million (net of a $5 million tax effect)

(b)	As of September 30, 2012, Accumulated Other Comprehensive Loss totaled $114 million (net of a $5 million tax effect) and included:

•	A loss from currency translation adjustments and other of $111 million;

•	A gain from net changes in unrecognized income on derivative instruments of $17 million (net of a $10 million tax effect); and

•	A loss from employee benefit plans adjustments of $20 million (net of a $5 million tax effect)
See notes to consolidated financial statements.

DELPHI AUTOMOTIVE PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
1. GENERAL
General and basis of presentation—“Delphi” and the “Company” refer to Delphi Automotive PLC, a public limited company which was formed under the laws of Jersey on May 19, 2011, together with its subsidiaries, including Delphi Automotive LLP, a limited liability partnership incorporated under the laws of England and Wales which was formed on August 19, 2009 for the purpose of acquiring certain assets of the former Delphi Corporation, and became a subsidiary of Delphi Automotive PLC in connection with the completion of the Company’s initial public offering on November 22, 2011. The former Delphi Corporation (now known as DPH Holdings Corp. (“DPHH”)) and, as the context may require, its subsidiaries and affiliates, are referred to herein as the “Predecessor.” The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The consolidated financial statements and notes thereto included in this report should be read in conjunction with Delphi’s 2011 Annual Report on Form 10-K.
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
Acquisition and acquisition accounting—On October 6, 2009 (the “Acquisition Date”), Delphi acquired the businesses (other than the global steering business and the manufacturing facilities in the United States (“U.S.”) in which the hourly employees are represented by the International Union, United Automobile, Aerospace and Agricultural Implement Workers of America) of the Predecessor (the “Acquisition”). In accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification (“ASC”) 805, Business Combinations, as of the Acquisition Date, the Company recognized and measured the fair value of the identifiable assets acquired and the liabilities assumed from the Predecessor.

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
During the nine months ended September 30, 2012, Delphi received a dividend of $62 million from one of its equity method investments. The dividend was recognized as a reduction to the investment with $25 million representing a return on investment included in cash flows from operating activities and $37 million representing a return of capital investment and included in cash flows from investing activities.
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
Intangible assets—Intangible assets were $548 million and $596 million as of September 30, 2012 and December 31, 2011, respectively. In general, definite-lived intangible assets are being amortized over their useful lives, normally 6-20 years. Costs to renew or extend the term of acquired intangible assets are recognized as expense as incurred. Amortization expense was $20 million and $60 million for the three and nine months ended September 30, 2012 and $19 million and $56 million for the three and nine months ended September 30, 2011, respectively.
Customer concentrations—Sales to GM were approximately 18% of our total net sales for each of the three and nine months ended September 30, 2012 and 19% and 20% for the three and nine months ended September 30, 2011, respectively. Accounts and other receivables due from GM were $433 million and $382 million as of September 30, 2012 and December 31, 2011, respectively.
Recently issued accounting pronouncements —The FASB amended ASC 820, “Fair Value Measurements,” with ASU 2011-04, “Fair Value Measurement (Topic 820) - Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” This update provides converged guidance on how to measure fair value, which is largely consistent with existing U.S. GAAP. This update also requires additional fair value measurement disclosures. The provisions of this update were effective as of January 1, 2012. The effects of adoption were not significant.
In July 2012, the FASB issued ASU 2012-02, "Testing Indefinite-lived Intangible Assets for Impairment."  The revised standard is intended to simplify impairment testing of indefinite-lived intangible assets by adding an option to qualitatively assess the asset for impairment.  The guidance is effective for interim and annual impairment tests performed for fiscal years beginning after September 15, 2012.  Early adoption is permitted.  The adoption of this guidance is not expected to have a significant impact on Delphi's financial statements.

3. INVENTORIES
Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or market, including direct material costs and direct and indirect manufacturing costs. A summary of inventories is shown below:

	September 30, 2012	December 31, 2011
	(in millions)
Productive material	$613	$594
Work-in-process	141	144
Finished goods	367	316
Total	$1,121	$1,054

4. ASSETS
Other current assets consisted of the following:

	September 30, 2012	December 31, 2011
	(in millions)
Value added tax receivable	$164	$226
Deferred income taxes	174	183
Prepaid insurance and other expenses	92	69
Reimbursable engineering costs	39	24
Notes receivable	29	24
Debt issuance costs (Note 8)	17	17
Income and other taxes receivable	14	36
Deposits to vendors	16	12
Derivative financial instruments (Note 13)	24	4
Other	22	21
Total	$591	$616

Other long-term assets consisted of the following:

	September 30, 2012	December 31, 2011
	(in millions)
Deferred income taxes	$221	$204
Debt issuance costs (Note 8)	60	71
Income and other taxes receivable	77	58
Reimbursable engineering costs	43	41
Value added tax receivable	32	35
Derivative financial instruments (Note 13)	12	—
Other	61	50
Total	$506	$459

5. LIABILITIES
Accrued liabilities consisted of the following:

	September 30, 2012	December 31, 2011
	(in millions)
Payroll-related obligations	$259	$214
Employee benefits, including current pension obligations	100	145
Executive long-term incentive plan (Note 16)	214	—
Income and other taxes payable	223	257
Warranty obligations (Note 6)	109	182
Restructuring (Note 7)	44	55
Customer deposits	39	20
Deferred income taxes	36	28
Derivative financial instruments (Note 13)	6	43
Accrued interest	24	10
Other	280	254
Total	$1,334	$1,208

Other long-term liabilities consisted of the following:

	September 30, 2012	December 31, 2011
	(in millions)
Environmental (Note 10)	$17	$17
Executive long-term incentive plan (Note 16)	—	107
Extended disability benefits	11	10
Warranty obligations (Note 6)	87	133
Restructuring (Note 7)	6	41
Payroll-related obligations	10	10
Accrued income taxes	50	46
Deferred income taxes	172	134
Derivative financial instruments (Note 13)	—	26
Other	54	51
Total	$407	$575

6. WARRANTY OBLIGATIONS
Expected warranty costs for products sold are recognized principally at the time of sale of the product based on estimates of the amount that will eventually be required to settle such obligations. These accruals are based on factors such as past experience, production changes, industry developments and various other considerations. These estimates are adjusted from time to time based on facts and circumstances that impact the status of existing claims. Delphi has recognized its best estimate for its total aggregate warranty reserves across all of its operating segments as of September 30, 2012. The estimated reasonably possible amounts to ultimately resolve all matters are not materially different from the recorded reserves as of September 30, 2012.
The table below summarizes the activity in the product warranty liability for the nine months ended September 30, 2012:

Warranty Obligations
(in millions)
Accrual balance at January 1, 2012	$315
Provision for estimated warranties incurred during the period	47
Provision for changes in estimate for pre-existing warranties	(36)
Settlements made during the period (in cash or in kind)	(135)
Foreign currency translation and other	5
Accrual balance at September 30, 2012	$196

In March 2011, Delphi reached a settlement with its customer related to warranty claims on certain components previously supplied by Delphi’s Powertrain segment and reflected a change in its previous estimate of probable loss as a result of the settlement agreement by recognizing $76 million of warranty expense in cost of sales. This adjustment resulted in a corresponding $76 million decrease in net income attributable to Delphi and a corresponding unfavorable earnings per share impact of $0.17 for the nine months ended September 30, 2011. In April 2011, in accordance with the terms of the settlement agreement, Delphi made a payment of €90 million (approximately $133 million at April 30, 2011 exchange rates) related to this matter. In April 2012, Delphi made the final scheduled payment of €60 million (approximately $80 million at April 30, 2012 exchange rates) related to this matter. In September 2012, as a result of favorable warranty claims experience, Delphi reached a final settlement with its customer related to ongoing warranty claims for production subsequent to the March 2011 settlement, and recorded a change in its previous estimate of warranty claims by recognizing a $25 million reduction of warranty expense in cost of sales in September 2012. This adjustment resulted in a corresponding $25 million increase in net income attributable to Delphi and a corresponding favorable earnings per share impact of $0.08 and $0.08 for the three and nine months ended September 30, 2012, respectively.

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
The table below summarizes the activity in the restructuring liability for the nine months ended September 30, 2012:

	Employee Termination Benefits Liability	Other Exit Costs Liability	Total
	(in millions)
Accrual balance at January 1, 2012	$86	$10	$96
Provision for estimated expenses incurred during the period	15	2	17
Payments made during the period	(57)	(5)	(62)
Foreign currency and other	—	(1)	(1)
Accrual balance at September 30, 2012	$44	$6	$50

Delphi has initiated several programs to streamline operations and lower costs. As part of Delphi’s ongoing efforts to lower costs and operate efficiently, the Company recorded $3 million and $17 million of restructuring costs during the three and nine months ended September 30, 2012 and $3 million and $20 million for the three and nine months ended September 30, 2011, respectively, primarily related to plant closures and programs related to the rationalization of manufacturing and engineering processes. These restructuring costs were primarily incurred by the Company’s Powertrain and Electrical/Electronic Architecture segments.

8. DEBT
The following is a summary of debt outstanding, net of discounts of approximately $2 million and $2 million related to the Tranche A Term Loan and the Tranche B Term Loan, defined below, as of September 30, 2012 and December 31, 2011:

	September 30, 2012	December 31, 2011
	(in millions)
Accounts receivable factoring	$3	$54
5.875%, senior notes, due 2019	500	500
6.125%, senior notes, due 2021	500	500
Tranche A Term Loan, due 2016	210	210
Tranche B Term Loan, due 2017	772	772
Capital leases and other	105	67
Total debt	2,090	2,103
Less: current portion	(92)	(107)
Long-term debt	$1,998	$1,996

Credit Agreement
In March 2011, in conjunction with the redemption of membership interests from Class A and Class C membership interest holders, Delphi Corporation, a wholly-owned U.S. subsidiary of Delphi Automotive LLP, entered into a credit agreement with JPMorgan Chase Bank, N.A., as lead arranger and administrative agent, with respect to $3.0 billion in senior secured credit facilities. The March 2011 credit agreement was amended and restated on September 14, 2012 (as so amended, the “Credit Agreement”) and as of September 30, 2012 consists of a $1.3 billion 5-year senior secured revolving credit facility (the “Revolving Credit Facility”), a senior secured 5-year term A loan in an original amount of $258 million (the “Tranche A Term Loan”) and a senior secured 6-year term B loan in an original amount of $950 million (the “Tranche B Term Loan”). As part of the amendment in September 2012, the Company increased its borrowing capacity under the Tranche A Term Loan by $363 million, which was used in connection with financing the acquisition of FCI Group's Motorized Vehicles Division ("MVL"). This additional borrowing was available as a delayed draw facility on and after September 14, 2012 for 30 days and remained undrawn at September 30, 2012. Effective October 11, 2012, the $363 million was fully drawn in conjunction with the closing of the MVL acquisition on October 26, 2012. Delphi paid approximately $86 million of debt issuance costs in connection with the Credit Agreement in March 2011, of which approximately $10 million has been extinguished, and approximately $5 million in issuance costs (including $3 million in original issue discount) were paid in conjunction with the amendment in September 2012. The debt issuance costs are being amortized over the life of the facility. The Revolving Credit Facility was undrawn at September 30, 2012. As of September 30, 2012, Delphi had approximately $9 million in letters of credit issued under the Credit Agreement. Letters of credit issued under the Credit Agreement reduce availability under the Revolving Credit Facility.
Delphi Corporation is obligated to make quarterly principal payments throughout the terms of the Tranche A and Tranche B Term Loans according to the amortization schedule in the Credit Agreement. In conjunction with repayments made during the year ended December 31, 2011, all quarterly principal payment obligations prior to maturity have been satisfied for the Tranche B Term Loan and quarterly principal payments have been satisfied through December 31, 2013 for the Tranche A Term Loan and partially satisfied through March 31, 2014. Effective with the draw of the additional $363 million in Tranche A Term Loan funding in October 2012 as described above, quarterly Tranche A Term Loan principal payments will become due as of December 31, 2012 and continue through the maturity of the loan. The Credit Agreement also contains certain mandatory prepayment provisions in the event the Company generates excess cash flow (as defined in the Credit Agreement) or Delphi receives net cash proceeds from any asset sale or casualty event. No mandatory prepayments, under these provisions, have been made or are due through September 30, 2012.
The interest rate period with respect to London Interbank Offered Rate (“LIBOR”) interest rate options can be set at one-, two-, three-, or six-months as selected by Delphi Corporation in accordance with the terms of the Credit Agreement (or other period as may be agreed by the applicable lenders), but payable no less than quarterly. Delphi Corporation may elect to change the selected interest rate over the term of the credit facilities in accordance with the provisions of the Credit Agreement. As of September 30, 2012, Delphi Corporation selected the one-month LIBOR interest rate option, as detailed in the table below, and the amounts outstanding, net of the discount (in millions) and rates effective as of September 30, 2012 were based on Delphi’s current credit rating and applicable margin for the Credit Agreement:

		Borrowings as of	Rates effective as of
	LIBOR plus	September 30, 2012	September 30, 2012
Revolving Credit Facility	2.00%	$—	—%
Tranche A Term Loan	2.00%	210	2.25%
Tranche B Term Loan	2.50%	772	3.50%	*
* includes LIBOR floor of 1.00%.

The Credit Agreement contains certain covenants that limit, among other things, the Company’s (and the Company’s subsidiaries’) ability to incur additional indebtedness or liens, to dispose of assets, to make certain investments, to prepay certain indebtedness and to pay dividends, or to make other distributions or redemptions/repurchases, in respect of the Company’s equity interests. In addition, the Credit Agreement requires that the Company maintain a consolidated leverage ratio (the ratio of Consolidated Total Indebtedness to Consolidated EBITDA, each as defined in the Credit Agreement) of less than 2.75 to 1.0. The Credit Agreement also contains events of default customary for financings of this type. The Company was in compliance with the Credit Agreement covenants as of September 30, 2012.
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
Senior Notes
On May 17, 2011, Delphi Corporation issued $500 million of 5.875% senior notes due 2019 and $500 million of 6.125% senior notes due 2021 (the “Senior Notes”) in a transaction exempt from registration under Rule 144A and Regulation S of the Securities Act. Delphi paid approximately $23 million of debt issuance costs in connection with the Senior Notes. The net proceeds of approximately $1 billion as well as cash on hand were used to pay down amounts outstanding under the Credit Agreement. In May 2012, Delphi Corporation exchanged all of the Senior Notes for registered notes ("New Senior Notes") with terms identical in all material respects to the terms of the Senior Notes, except that the New Senior Notes are registered under the Securities Act of 1933 (the “Securities Act”), and the transfer restrictions and registration rights relating to the Senior Notes no longer apply. No proceeds were received by Delphi Corporation as a result of the exchange. The New Senior Notes are fully and unconditionally guaranteed, jointly and severally, by Delphi Automotive PLC and certain of its existing and future subsidiaries. Interest is payable semi-annually on May 15 and November 15 of each year to holders of record at the close of business on May 1 or November 1 immediately preceding the interest payment date.
The indenture governing the New Senior Notes limits, among other things, Delphi’s (and Delphi’s subsidiaries’) ability to incur additional indebtedness or liens, dispose of assets, make certain restricted payments or investments, enter into transactions with affiliates or merge with or into other entities. As of September 30, 2012, the Company was in compliance with the provisions of the New Senior Notes.
Acquisition Financing
In connection with the Acquisition, (i) Delphi Automotive LLP issued $41 million in senior unsecured five-year notes (the “Old Notes”) pursuant to a Note Purchase Agreement (the “NPA”) with an Acquisition Date fair value of $49 million and (ii) entered into a senior secured delayed draw term loan facility (the “DDTL”) with a syndicate of lenders. Additionally, in connection with the redemption of the Class A and Class C membership interests on March 31, 2011 and execution of the Credit Agreement, each of the DDTL and the NPA was terminated (including the termination, discharge and release of all security and guarantees granted in connection with the DDTL and the NPA) and Delphi paid approximately $57 million to redeem the Old Notes in full. In connection with the termination of the Old Notes, Delphi incurred early termination penalties and recognized a loss on extinguishment of debt of approximately $9 million during the nine months ended September 30, 2011.
Other Financing
Accounts receivable factoring—Various accounts receivable factoring facilities are maintained in Europe and are accounted for as short-term debt. These uncommitted factoring facilities are available through various financial institutions. As of September 30, 2012 and December 31, 2011, $3 million and $54 million, respectively, were outstanding under these accounts receivable factoring facilities.
Capital leases and other—As of September 30, 2012 and December 31, 2011, approximately $105 million and approximately $67 million, respectively, of other debt issued by certain international subsidiaries and capital lease obligations were outstanding.
Interest—Cash paid for interest related to amounts outstanding totaled $74 million and $53 million for the nine months ended September 30, 2012 and 2011, respectively.

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

The amounts shown below reflect the defined benefit pension expense for the three and nine months ended September 30, 2012 and 2011:

	Non-U.S. Plans		U.S. Plans
	Three Months Ended September 30,
	2012	2011	2012	2011
	(in millions)
Service cost	$11	$11	$—	$—
Interest cost	22	22	—	—
Expected return on plan assets	(17)	(16)	—	—
Net periodic benefit cost	$16	$17	$—	$—

	Non-U.S. Plans		U.S. Plans
	Nine Months Ended September 30,
	2012	2011	2012	2011
	(in millions)
Service cost	$34	$34	$—	$—
Interest cost	63	67	2	2
Expected return on plan assets	(50)	(47)	—	—
Net periodic benefit cost	$47	$54	$2	$2

10. COMMITMENTS AND CONTINGENCIES
European Union Antitrust Investigation
Delphi has received requests for information from antitrust authorities at the European Commission seeking information about alleged conduct by Delphi in connection with an investigation of automotive parts suppliers concerning possible violations of antitrust laws related to the supply of wire harnesses to vehicle manufacturers. Delphi is cooperating fully with the European authorities. Investigations of this nature often continue for several years and may result in fines imposed by the European authorities. Depending on its size, a potential fine could result in a material adverse impact on the Company’s operating results and cash flows. At this time, Delphi is unable to estimate any reasonably possible range of loss that may ultimately result from this investigation. No accrual for this matter has been recorded as of September 30, 2012.
Unsecured Creditors Litigation
In December 2011, a complaint was filed in the United States Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court") alleging that the redemption by Delphi Automotive LLP of the membership interests of GM and the PBGC, the initial public offering and a distribution by Delphi Automotive LLP in the amount of $95 million principally in respect of taxes constituted, in the aggregate, distributions to the members of Delphi Automotive LLP in excess of $7.2 billion. The complaint further alleges that such aggregate distributions obligate Delphi Automotive LLP to pay to the holders of allowed general unsecured claims against the Predecessor $32.50 for every $67.50 in excess of $7.2 billion in distributions, up to a maximum of $300 million. In March 2012, the Bankruptcy Court heard arguments and granted Delphi’s motion to dismiss the complaint. In June 2012, the unsecured creditors filed an appeal of the decision of the Bankruptcy Court with the United States District Court for the Southern District of New York (the “U.S. District Court”). In October 2012, the U.S. District Court upheld the decision of the Bankruptcy Court. The unsecured creditors have the right to appeal this decision. The Company continues to believe that the allegations contained in the original complaint are without merit and would vigorously contest any further appeal filed. No accrual for this matter has been recorded as of September 30, 2012.
Environmental Matters
Delphi is subject to the requirements of U.S. federal, state, local and non-U.S. environmental and safety and health laws and regulations. As of September 30, 2012 and December 31, 2011, the undiscounted reserve for environmental investigation and remediation was approximately $21 million (of which $4 million was recorded in accrued liabilities and $17 million was recorded in other long-term liabilities) and $22 million (of which $5 million was recorded in accrued liabilities and $17 million was recorded in other long-term liabilities). Delphi cannot ensure that environmental requirements will not change or become more stringent over time or that its eventual environmental remediation costs and liabilities will not exceed the amount of its current reserves. In the event that such liabilities were to significantly exceed the amounts recorded, Delphi’s results of operations could be materially affected. At September 30, 2012, the difference between the recorded liabilities and the reasonably possible range of loss was not material.

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
Brazil Matters
Delphi conducts significant business operations in Brazil that are subject to the Brazilian federal labor, social security, environmental, tax and customs laws, as well as a variety of state and local laws. While Delphi believes it complies with such laws, they are complex, subject to varying interpretations, and the Company is often engaged in litigation with government agencies regarding the application of these laws to particular circumstances. In addition, Delphi also is a party to commercial and labor litigation with private parties in Brazil. As of September 30, 2012, related claims totaling $219 million (using September 30, 2012 foreign currency rates) have been asserted against Delphi. As of September 30, 2012, the Company maintains accruals for these asserted claims of $37 million (using September 30, 2012 foreign currency rates). The amounts accrued represent claims that are deemed probable of loss and are reasonably estimable based on the Company’s analyses and assessment of the asserted claims and prior experience with similar matters. While the Company believes its accruals are adequate, the final amounts required to resolve these matters could differ materially from the Company’s recorded estimates and Delphi’s results of operations could be materially affected.

11. INCOME TAXES
For purposes of comparability and consistency, the Company uses the notional U.S. federal income tax rate when presenting the Company’s reconciliation of the income tax provision. The Company is a U.K. resident taxpayer and as such is not generally subject to U.K. tax on remitted foreign earnings. As a result, the Company does not anticipate foreign earnings would be subject to a 35% tax rate upon repatriation to the U.K., as is the case when U.S. based companies repatriate earnings to the U.S. A reconciliation of the provision for income taxes compared with the amounts at the notional U.S. federal statutory rate was:

	Nine Months Ended September 30,
	2012	2011
	(in millions)
Notional U.S. federal income taxes at statutory rate	$425	$407
Income taxed at other rates	(199)	(148)
Change in valuation allowance	(1)	(11)
Change in tax reserves	(12)	(3)
Withholding taxes	11	33
Tax credits	(5)	(3)
Change in tax law	6	6
Other adjustments	2	(5)
Total income tax expense	$227	$276
Effective tax rate	19%	24%

The Company’s tax rate is affected by the tax rates in the jurisdictions in which the Company operates, the relative amount of income earned in each jurisdiction and the relative amount of losses or income for which no tax benefit or expense was recognized due to a valuation allowance. The Company's geographic income mix was favorably impacted in 2012, as compared to 2011, primarily due to underlying business results and tax planning initiatives.
The effective tax rate for the nine months ended September 30, 2012 was impacted by a reduction of $22 million in tax reserves due to resolution of open issues with tax authorities offset by an increase of $10 million primarily related to non-U.S. transfer pricing positions, and a reduction of $14 million in withholding tax expense related to 2012 non-U.S. tax planning. The effective tax rate in the nine months ended September 30, 2011 was impacted by the release of $11 million valuation allowance primarily in Germany, offset by an increase of $14 million in withholding tax expense primarily related to the funding of the redemption of all the outstanding Class A and Class C membership interests in Delphi Automotive LLP.

Cash paid for income taxes was approximately $228 million and $205 million for the nine months ended September 30, 2012 and 2011, respectively.
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
Delphi Automotive LLP has filed U.S. federal partnership tax returns for 2009 and 2010. In light of the Notice, the IRS is currently reviewing whether Section 7874 applies to Delphi Automotive LLP’s acquisition of the automotive supply and other businesses of the Predecessor. The Company believes, after consultation with counsel, that neither Delphi Automotive LLP nor Delphi Automotive PLC should be treated as domestic corporations for U.S. federal income tax purposes, and intends to vigorously defend any assertion by the IRS to the contrary, including through litigation if the Company were unable to reach a satisfactory resolution with the IRS. However, no assurance can be given that the IRS will not contend, or that a court would not conclude, that Delphi Automotive LLP, and therefore Delphi Automotive PLC should not be treated as a domestic corporation for U.S. federal income tax purposes. No accrual for this matter has been recorded as of September 30, 2012.
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
Weighted Average Shares
As described above, on November 22, 2011, Delphi Automotive PLC completed the exchange of all of the outstanding equity of Delphi Automotive LLP for 328,244,510 ordinary shares in Delphi Automotive PLC. For the three and nine months ended September 30, 2011, the net income per share is presented giving effect to this transaction on a retrospective basis. In addition, weighted average shares outstanding for the three and nine months ended September 30, 2011 were impacted by the following transactions:

•	The redemption of all outstanding Class A and Class C membership interests for $4,565 million on March 31, 2011.

•	The repurchase of 10,005 Class B membership interests for approximately $180 million in the second half of 2011.
The impact of the above transactions on weighted average shares outstanding follows:

	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2011
	(shares in millions)
Weighted average ordinary shares outstanding as result of the initial public offering	328.24	328.24
Redemption of Class A & C membership interests (1)	—	116.40
Repurchase of Class B membership interests	8.59	7.94
Weighted average ordinary shares outstanding for the period	336.83	452.58
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
The following table illustrates net income per share attributable to Delphi and the weighted average shares outstanding used in calculating basic and diluted income per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in millions, except per share data)
Numerator:
Net income attributable to Delphi	$269	$266	$941	$855
Denominator:
Weighted average ordinary shares outstanding, basic	320.93	336.83	325.00	452.58
Dilutive shares related to RSUs	0.35	—	0.28	—
Weighted average ordinary shares outstanding, including dilutive shares	321.28	336.83	325.28	452.58
Net income per share attributable to Delphi:
Basic	$0.84	$0.79	$2.89	$1.89
Diluted	$0.84	$0.79	$2.89	$1.89
Anti-dilutive securities share impact:	3.50	2.21	3.16	1.86
Share Repurchase Program
In January 2012, the Board of Directors authorized a share repurchase program of up to $300 million of ordinary shares. The program was scheduled to terminate on the earlier of December 31, 2012 or when the Company attained $300 million of ordinary share repurchases, which was fully satisfied in September 2012. Subsequently, in September 2012, the Board of Directors authorized a new share repurchase program of up to $750 million of ordinary shares. This program will terminate when the Company attains $750 million of ordinary shares repurchases and provides for share repurchases in the open market or in privately negotiated transactions, depending on share price, market conditions and other factors, as determined by the Company. During the three months ended September 30, 2012, Delphi repurchased 5,443,213 shares at an average price of $29.78, which totaled approximately $162 million. During the nine months ended September 30, 2012, Delphi repurchased

10,740,453 shares at an average price of $29.08, which totaled approximately $312 million. Approximately $738 million of share repurchases remain available under the program adopted in September 2012. All repurchased shares were retired, and are reflected as a reduction of ordinary share capital for the par value of the shares, with the excess applied as reductions to additional paid-in capital and retained earnings.
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
Class B Membership Interests Repurchase Program
In August 2011, Delphi Automotive LLP’s Board of Managers approved a repurchase program of Class B membership interests, and in the third and fourth quarter of 2011, 10,005 Class B membership interests were repurchased for a cumulative cost of approximately $180 million at an average price per membership interests unit of $17,904. This was recorded as a reduction to the carrying value of the Class B membership interests.
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

13. FAIR VALUE OF FINANCIAL INSTRUMENTS, DERIVATIVES AND HEDGING ACTIVITIES
Financial Instruments
Delphi’s non-derivative financial instruments include debt, which consists of its accounts receivable factoring arrangements, capital leases and other debt issued by Delphi’s foreign subsidiaries, the Tranche A Term Loan, the Tranche B Term Loan and the New Senior Notes. The fair value of debt is based on quoted market prices for instruments with public market data or the current book value for instruments without a quoted public market price (Level 2). As of September 30, 2012 and December 31, 2011, the total of debt was recorded at $2,090 million and $2,103 million, respectively, and had estimated fair values of $2,184 million and $2,125 million, respectively. For all other financial instruments recorded at September 30, 2012 and December 31, 2011, fair value approximates book value.
Derivatives and Hedging Activities
Delphi is exposed to market risk, such as fluctuations in foreign currency exchange rates, commodity prices and changes in interest rates, which may result in cash flow risks. To manage the volatility relating to these exposures, Delphi aggregates the exposures on a consolidated basis to take advantage of natural offsets. For exposures that are not offset within its operations, Delphi enters into various derivative transactions pursuant to its risk management policies, which prohibit holding or issuing derivative financial instruments for speculative purposes, and designation of derivative instruments is performed on a transaction basis to support hedge accounting. The changes in fair value of these hedging instruments are offset in part or in whole by corresponding changes in the fair value or cash flows of the underlying exposures being hedged. Delphi assesses the initial and ongoing effectiveness of its hedging relationships in accordance with its documented policy. As of September 30, 2012, Delphi has entered into derivative instruments to hedge cash flows extending out to October 2014.

As of September 30, 2012, the Company had the following outstanding notional amounts related to commodity and foreign currency forward contracts that were entered into to hedge forecasted exposures:

Commodity	Quantity Hedged	Unit of Measure
	(in thousands)
Copper	57,024	pounds
Primary Aluminum	40,278	pounds
Secondary Aluminum	22,163	pounds
Silver	8	troy ounces

Foreign Currency	Quantity Hedged	Unit of Measure
	(in millions)
Hungarian Forint	9,266	HUF
Mexican Peso	6,165	MXN
South Korean Won	391	KRW
Thai Baht	1,241	THB
Chinese Yuan Renminbi	403	CNY
Romanian Leu	347	RON
Japanese Yen	33	JPY
Euro	96	EUR
New Turkish Lira	144	TRY
Polish Zloty	254	PLN
Brazilian Real	55	BRL
British Pound	23	GBP

The fair value of derivative financial instruments recorded in the consolidated balance sheets as of September 30, 2012 and December 31, 2011 are as follows:

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	September 30, 2012	Balance Sheet Location	September 30, 2012
	(in millions)
Designated derivatives instruments:
Commodity derivatives	Other Current Assets	$2	Accrued Liabilities	$6
Foreign currency derivatives*	Other Current Assets	19	Other Current Assets	3
Foreign currency derivatives*	Accrued Liabilities	2	Accrued Liabilities	2
Commodity derivatives	Other Long-Term Assets	4	Other Long-Term Liabilities	—
Foreign currency derivatives*	Other Long-Term Assets	10	Other Long-Term Assets	2
Total		$37		$13
Derivatives not designated:
Foreign currency derivatives	Other Current Assets	$6	Accrued Liabilities	$—
Total		$6		$—

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	December 31, 2011	Balance Sheet Location	December 31, 2011
	(in millions)
Designated derivatives instruments:
Commodity derivatives	Other Current Assets	$1	Accrued Liabilities	$17
Foreign currency derivatives	Other Current Assets	3	Accrued Liabilities	—
Foreign currency derivatives*	Accrued Liabilities	9	Accrued Liabilities	35
Commodity derivatives	Other Long-Term Assets	—	Other Long-Term Liabilities	11
Foreign currency derivatives*	Other Long-Term Liabilities	2	Other Long-Term Liabilities	17
Total		$15		$80
Derivatives not designated:
None
 * Derivative instruments within this category are subject to master netting arrangements and are presented on a net basis in the consolidated balance sheets in accordance with accounting guidance related to the offsetting of amounts related to certain contracts.

The fair value of Delphi’s derivative financial instruments increased from a net liability position at December 31, 2011 to a net asset position at September 30, 2012 primarily due to favorable movements in the forward rates of certain commodities and currencies.
The effect of derivative financial instruments in the consolidated statement of operations for the three months ended September 30, 2012 is as follows:

Three Months Ended September 30, 2012	Gain Recognized in OCI (Effective Portion)	(Loss) Gain Reclassified from OCI into Income (Effective Portion)	Gain Recognized in Income (Ineffective Portion Excluded from Effectiveness Testing)
	(in millions)
Designated derivatives instruments:
Commodity derivatives	$15	$(7)	$—
Foreign currency derivatives	24	5	—
Total	$39	$(2)	$—

Loss Recognized in Income
Derivatives not designated:
Commodity derivatives	$—
Foreign currency derivatives	(1)
Total	$(1)

The effect of derivative financial instruments in the consolidated statement of operations for the three months ended September 30, 2011 is as follows:

Three Months Ended September 30, 2011	Loss Recognized in OCI (Effective Portion)	Gain Reclassified from OCI into Income (Effective Portion)	Gain Recognized in Income (Ineffective Portion Excluded from Effectiveness Testing)
	(in millions)
Designated derivatives instruments:
Commodity derivatives	$(70)	$8	$—
Foreign currency derivatives	(71)	6	—
Total	$(141)	$14	$—

Gain Recognized in Income
Derivatives not designated:
Commodity derivatives	$—
Foreign currency derivatives	3
Total	$3

The effect of derivative financial instruments in the consolidated statement of operations for the nine months ended September 30, 2012 is as follows:

Nine Months Ended September 30, 2012	Gain Recognized in OCI (Effective Portion)	(Loss) Gain Reclassified from OCI into Income (Effective Portion)	Gain Recognized in Income (Ineffective Portion Excluded from Effectiveness Testing)
	(in millions)
Designated derivatives instruments:
Commodity derivatives	$19	$(9)	$—
Foreign currency derivatives	75	5	1
Total	$94	$(4)	$1

Loss Recognized in Income
Derivatives not designated:
Commodity derivatives	$—
Foreign currency derivatives	(5)
Total	$(5)

The effect of derivative financial instruments in the consolidated statement of operations for the nine months ended September 30, 2011 is as follows:

Nine Months Ended September 30, 2011	Loss Recognized in OCI (Effective Portion)	Gain Reclassified from OCI into Income (Effective Portion)	Loss Recognized in Income (Ineffective Portion Excluded from Effectiveness Testing)
	(in millions)
Designated derivatives instruments:
Commodity derivatives	$(65)	$31	$(1)
Foreign currency derivatives	(58)	23	—
Total	$(123)	$54	$(1)

Gain Recognized in Income
Derivatives not designated:
Commodity derivatives	$—
Foreign currency derivatives	3
Total	$3

The gain or loss reclassified from OCI into income for the effective portion of designated derivative instruments and the gain or loss recognized in income for the ineffective portion of designated derivative instruments excluded from effectiveness testing were recorded to cost of sales in the consolidated statements of operations for the three and nine months ended September 30, 2012 and 2011. The gain or loss recognized in income for non-designated derivative instruments was recorded in other income, net and cost of goods sold for the three and nine months ended September 30, 2012 and 2011.
Gains and losses on derivatives qualifying as cash flow hedges are recorded in OCI, to the extent that hedges are effective, until the underlying transactions are recognized in earnings. Unrealized amounts in accumulated OCI will fluctuate based on changes in the fair value of hedge derivative contracts at each reporting period. Net income included in accumulated OCI as of September 30, 2012 were $27 million ($17 million net of tax). Of this income, approximately $14 million is expected to be included in cost of sales within the next 12 months and $13 million is expected to be included in cost of sales in subsequent periods. Cash flow hedges are discontinued when Delphi determines it is no longer probable that the originally forecasted transactions will occur. The amount included in cost of sales related to hedge ineffectiveness was insignificant for the three and nine months ended September 30, 2012 and 2011.
As more fully disclosed in Note 19. Subsequent Events, Delphi completed the acquisition of FCI Group's ("FCI") Motorized Vehicles Division ("MVL") on October 26, 2012. In conjunction with that transaction, in June 2012, the Company entered into option contracts with notional amounts totaling €250 million to hedge portions of the currency risk associated with the cash payment for the planned acquisition at a cost of $9 million. Pursuant to the requirements of ASC 815, Derivatives and Hedging, the options are unable to qualify as hedges for accounting purposes, and therefore, changes in the fair value of the options are recognized in other income (expense), net. The options were sold in October 2012 in conjunction with the closing of the transaction. In the three and nine months ended September 30, 2012, the change in fair value resulted in a $1 million loss and a $3 million loss, respectively.

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
As of September 30, 2012 and December 31, 2011, Delphi was in a net derivative asset position of $30 million and net derivative liability position of $65 million, respectively, and no significant adjustments were recorded for nonperformance risk based on the application of peer companies’ CDS rates and because Delphi’s exposures were to counterparties with investment grade credit ratings.
As of September 30, 2012 and December 31, 2011, Delphi had the following assets measured at fair value on a recurring basis:

	Total	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
	(in millions)
As of September 30, 2012:
Commodity derivatives	$6	$—	$6	$—
Foreign currency derivatives	30	—	30	—
Total	$36	$—	$36	$—
As of December 31, 2011:
Commodity derivatives	$1	$—	$1	$—
Foreign currency derivatives	3	—	3	—
Total	$4	$—	$4	$—
As of September 30, 2012 and December 31, 2011, Delphi had the following liabilities measured at fair value on a recurring basis:

	Total	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
	(in millions)
As of September 30, 2012:
Commodity derivatives	$6	$—	$6	$—
Foreign currency derivatives	—	—	—	—
Total	$6	$—	$6	$—
As of December 31, 2011:
Commodity derivatives	$28	$—	$28	$—
Foreign currency derivatives	41	—	41	—
Total	$69	$—	$69	$—

Fair Value Measurements on a Nonrecurring Basis
In addition to items that are measured at fair value on a recurring basis, Delphi also has items in its balance sheet that are measured at fair value on a nonrecurring basis. As these items are not measured at fair value on a recurring basis, they are not included in the tables above. Nonfinancial assets and liabilities that are measured at fair value on a nonrecurring basis include long-lived assets, intangible assets, asset retirement obligations and liabilities for exit or disposal activities measured at fair value upon initial recognition. No significant impairment charges were recorded during the nine months ended September 30, 2012 and 2011. Fair value of long-lived assets is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved and a review of appraisals. As such, Delphi has determined that the fair value measurements of long-lived assets fall in Level 3 of the fair value hierarchy.

14. OTHER INCOME, NET
Other income, net included:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in millions)
Interest income	$5	$10	$14	$26
Impairment - investment in available-for-sale security	—	—	—	(6)
(Loss) gain on extinguishment of debt	(1)	3	(1)	(14)
Other, net	(1)	1	2	7
Other income, net	$3	$14	$15	$13

During the nine months ended September 30, 2011, Delphi recognized a $6 million impairment of an investment in available-for-sale securities. Additionally, Delphi paid $36.5 million and $137.5 million of the Tranche A Term Loan and Tranche B Term Loan, respectively and paid $57 million to extinguish the Notes and recognized a loss on extinguishment of debt of $14 million during the nine months ended September 30, 2011.

15. ACQUISITIONS AND DIVESTITURES
Acquisition of Motorized Vehicles Division of FCI
In May 2012, Delphi entered into exclusive negotiations and made a binding offer to acquire FCI's MVL division. In July 2012, the parties entered into a purchase agreement and on October 26, 2012, Delphi completed the acquisition of MVL for €765 million, or approximately $1 billion based on exchange rates on the date of acquisition. MVL is a leading global manufacturer of automotive connection systems with a focus on high-value, leading technology applications. See Note 19. Subsequent Events for additional information.
Sale of Italian Thermal Special Application Business
On April 30, 2012, Delphi completed the sale of its Thermal Special Application business located in Italy. The net sales of this business were approximately $23 million for the period from January 1 to April 30, 2012. Delphi received net proceeds of $14 million from the sale and recognized a gain on divestiture of $4 million, which is included in cost of sales in the consolidated statement of operations for the nine months ended September 30, 2012.  The results of operations, including the gain on divestiture were not significant to the consolidated financial statements in any period presented, and the divestiture did not meet the discontinued operations criteria.
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
Sale of Daesung Investment
On January 31, 2011, Delphi completed the sale of its 49.5% ownership interest in Daesung Electric, Co., Ltd. Delphi received $35 million in net proceeds and recognized a gain on divestiture of $8 million, which is included in equity income, net of tax, in the consolidated statement of operations for the nine months ended September 30, 2011.

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

The grant date fair value of the RSUs was determined based on the closing price of the Company’s ordinary shares on the date of the grant of the award, including an estimate for forfeitures, and a contemporaneous valuation performed by an independent valuation specialist with respect to the relative total shareholder return awards, and was estimated to be approximately $58 million based on the target number of awards issued.
A summary of activity, including award grants, vesting and forfeitures is provided below

	RSUs	Weighted Average Grant Date Fair Value
	(in thousands)
Outstanding, January 1, 2012	51	19.90
Granted	1,942	31.07
Vested	(51)	19.90
Forfeited	(24)	30.81
Outstanding, September 30, 2012	1,918

Delphi recognized compensation expense of $8 million ($6 million, net of tax) and $20 million ($15 million, net of tax) based on the Company’s best estimate of ultimate performance against the respective targets during the three and nine months ended September 30, 2012, respectively. Delphi will continue to recognize compensation expense, based on the grant date fair value of the awards applied to the Company’s best estimate of ultimate performance against the respective targets, over the requisite vesting periods of the awards. Based on the grant date fair value of the awards and the Company’s best estimate of ultimate performance against the respective targets as of September 30, 2012, unrecognized compensation expense on a pretax basis of approximately $50 million is anticipated to be recognized through the end of 2014. There were no cash flow impacts for the nine months ended September 30, 2012.
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
The amounts to be settled under the VCP will be determined based on Delphi’s enterprise value and accumulated distributions (as well as $4.4 billion paid to repurchase Class A and Class C membership interests (Refer to Note 12. Shareholders’ Equity and Net Income Per Share for more information)), any Class B membership interest repurchases, any additional distributions to Class B and Class E-1 membership interest holders and any amounts distributed to holders of Class E-1 membership interests to repurchase their Class E-1 membership interests, all as of the end of 2012, compared to a target enterprise value of $8.25 billion. An enterprise value of $2.5 billion must be achieved to receive a minimum award payout and above this level the payout is determined as a percentage of the target award. The authorized target amount of the awards is $135 million (of which awards in the amount of $105 million are outstanding as of September 30, 2012), but the ultimate final settlement amount of the awards could be higher or lower, depending on the enterprise value of Delphi at the end of 2012. The estimated fair value of the awards granted as of September 30, 2012 was $232 million ($214 million accrued as of September 30, 2012). Because of Delphi’s completed initial public offering, the estimated enterprise value will be based on the average daily closing market price of the Company between November 17, 2011 and the end of the performance period, plus any distributions to holders of all membership interests and the approximately $4.4 billion paid to repurchase Class A and Class C membership interests, any Class B membership interest repurchases, any additional distributions to Class B and Class E-1 membership interest holders and any amounts distributed to holders of Class E-1 membership interests with respect to or to repurchase their Class E-1 membership interests. Delphi recognizes compensation expense based on estimates of the enterprise value, over the requisite vesting periods of the awards. Compensation expense recognized during the three months ended September 30, 2012 and 2011 totaled $27 million ($20 million, net of tax) and $6 million ($5 million, net of tax), respectively. Compensation expense recognized during the nine months ended September 30, 2012 and 2011 totaled $107 million ($80 million, net of tax) and $54 million ($43 million, net of tax), respectively. Based on the estimate of enterprise value as of September 30, 2012, which incorporates an average daily closing market price from the initial public offering date to September 30, 2012 of $27.97, unrecognized compensation expense on a pretax basis of approximately $18 million is anticipated to be recognized during the remainder of 2012. There were no cash flow impacts for the three and nine months ended September 30, 2012 and 2011. The liability related to this expense is included in accrued liabilities as of September 30, 2012.
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

17. SUPPLEMENTAL GUARANTOR AND NON-GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
Basis of Presentation
In May 2011, Delphi Corporation issued the Senior Notes in a transaction exempt from registration under Rule 144A and Regulation S of the Securities Act. The Senior Notes were exchanged for the New Senior Notes in an exchange offer completed in May 2012. Refer to Note 8. Debt for more information. All obligations under the New Senior Notes are borrowed by Delphi Corporation (“Subsidiary Issuer”) and are fully and unconditionally guaranteed by certain of its direct and indirect parent companies the (“Parent Companies”) and by certain of Delphi Automotive PLC’s direct and indirect subsidiaries (the “Guarantor Subsidiaries”) on a joint and several basis, subject to customary release provisions. Subsidiaries not subject to the guarantee (“Non-Guarantor Subsidiaries”) consist primarily of the non-U.S. subsidiaries of the Company.
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

Statement of Operations Three Months Ended September 30, 2012

	Parent Companies	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Net sales	$—	$—	$1,339	$2,696	$(372)	$3,663
Operating expenses:
Cost of sales	—	—	1,158	2,277	(377)	3,058
Selling, general and administrative	33	—	66	117	(1)	215
Amortization	—	—	14	6	—	20
Restructuring	—	—	1	2	—	3
Total operating expenses	33	—	1,239	2,402	(378)	3,296
Operating (loss) income	(33)	—	100	294	6	367
Interest expense	(18)	(47)	(15)	(3)	51	(32)
Other income (expense), net	16	28	(2)	12	(51)	3
(Loss) income before income taxes and equity income	(35)	(19)	83	303	6	338
Income tax benefit (expense)	—	7	(22)	(35)	(2)	(52)
(Loss) income before equity income	(35)	(12)	61	268	4	286
Equity in net income of affiliates	—	—	—	6	—	6
Equity in net income (loss) of subsidiaries	304	61	—	—	(365)	—
Net income (loss)	269	49	61	274	(361)	292
Net income attributable to noncontrolling interest	—	—	—	23	—	23
Net income (loss) attributable to Delphi	$269	$49	$61	$251	$(361)	$269

Statement of Operations Nine Months Ended September 30, 2012

	Parent Companies	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Net sales	$—	$—	$4,234	$8,667	$(1,149)	$11,752
Operating expenses:
Cost of sales	—	—	3,614	7,253	(1,164)	9,703
Selling, general and administrative	96	—	214	364	(1)	673
Amortization	—	—	41	19	—	60
Restructuring	—	—	5	12	—	17
Total operating expenses	96	—	3,874	7,648	(1,165)	10,453
Operating (loss) income	(96)	—	360	1,019	16	1,299
Interest expense	(53)	(129)	(38)	(10)	130	(100)
Other income (expense), net	38	73	(2)	36	(130)	15
(Loss) income before income taxes and equity income	(111)	(56)	320	1,045	16	1,214
Income tax benefit (expense)	—	21	(85)	(158)	(5)	(227)
(Loss) income before equity income	(111)	(35)	235	887	11	987
Equity in net income of affiliates	—	—	—	18	—	18
Equity in net income (loss) of subsidiaries	1,052	235	—	—	(1,287)	—
Net income (loss)	941	200	235	905	(1,276)	1,005
Net income attributable to noncontrolling interest	—	—	—	64	—	64
Net income (loss) attributable to Delphi	$941	$200	$235	$841	$(1,276)	$941

Statement of Operations Three Months Ended September 30, 2011

	Parent Companies	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Net sales	$—	$—	$1,314	$3,037	$(420)	$3,931
Operating expenses:
Cost of sales	—	—	1,204	2,512	(422)	3,294
Selling, general and administrative	27	—	67	128	—	222
Amortization	—	—	13	6	—	19
Restructuring	—	—	(1)	4	—	3
Total operating expenses	27	—	1,283	2,650	(422)	3,538
Operating (loss) income	(27)	—	31	387	2	393
Interest expense	(10)	(31)	—	(6)	10	(37)
Other income (expense), net	—	9	5	10	(10)	14
(Loss) income before income taxes and equity income	(37)	(22)	36	391	2	370
Income tax benefit (expense)	—	8	—	(93)	(2)	(87)
(Loss) income before equity income	(37)	(14)	36	298	—	283
Equity in net income of affiliates	—	—	—	2	—	2
Equity in net income (loss) of subsidiaries	303	36	—	—	(339)	—
Net income (loss)	266	22	36	300	(339)	285
Net income attributable to noncontrolling interest	—	—	—	19	—	19
Net income (loss) attributable to Delphi	$266	$22	$36	$281	$(339)	$266

Statement of Operations Nine Months Ended September 30, 2011

	Parent Companies	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Net sales	$—	$—	$4,038	$9,244	$(1,141)	$12,141
Operating expenses:
Cost of sales	—	—	3,548	7,768	(1,151)	10,165
Selling, general and administrative	81	—	198	388	—	667
Amortization	—	—	37	19	—	56
Restructuring	—	—	1	19	—	20
Total operating expenses	81	—	3,784	8,194	(1,151)	10,908
Operating (loss) income	(81)	—	254	1,050	10	1,233
Interest expense	(26)	(65)	(1)	(19)	27	(84)
Other income (expense), net	—	17	4	18	(26)	13
(Loss) income before income taxes and equity income	(107)	(48)	257	1,049	11	1,162
Income tax benefit (expense)	—	18	(70)	(219)	(5)	(276)
(Loss) income before equity income	(107)	(30)	187	830	6	886
Equity in net income of affiliates	—	—	—	25	—	25
Equity in net income (loss) of subsidiaries	962	187	—	—	(1,149)	—
Net income (loss)	855	157	187	855	(1,143)	911
Net income attributable to noncontrolling interest	—	—	—	56	—	56
Net income (loss) attributable to Delphi	$855	$157	$187	$799	$(1,143)	$855

Statement of Comprehensive Income Three Months Ended September 30, 2012

	Parent Companies	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Net income (loss)	$269	$49	$61	$274	$(361)	$292
Other comprehensive income (loss):
Currency translation adjustments	—	—	—	82	—	82
Net change in unrecognized gain on derivative instruments, net of tax	—	—	26	—	—	26
Employee benefit plans adjustment, net of tax	—	—	—	(1)	—	(1)
Other comprehensive income	—	—	26	81	—	107
Equity in other comprehensive income (loss) of subsidiaries	106	26	—	—	(132)	—
Comprehensive income (loss)	375	75	87	355	(493)	399
Comprehensive income attributable to noncontrolling interests	—	—	—	24	—	24
Comprehensive income (loss) attributable to Delphi	$375	$75	$87	$331	$(493)	$375

Statement of Comprehensive Income Nine Months Ended September 30, 2012

	Parent Companies	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Net income (loss)	$941	$200	$235	$905	$(1,276)	$1,005
Other comprehensive income (loss):
Currency translation adjustments	—	—	—	9	—	9
Net change in unrecognized gain on derivative instruments, net of tax	—	—	62	—	—	62
Employee benefit plans adjustment, net of tax	—	—	—	(2)	—	(2)
Other comprehensive income	—	—	62	7	—	69
Equity in other comprehensive income (loss) of subsidiaries	69	62	—	—	(131)	—
Comprehensive income (loss)	1,010	262	297	912	(1,407)	1,074
Comprehensive income attributable to noncontrolling interests	—	—	—	64	—	64
Comprehensive income (loss) attributable to Delphi	$1,010	$262	$297	$848	$(1,407)	$1,010

Statement of Comprehensive Income Three Months Ended September 30, 2011

	Parent Companies	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Net income (loss)	$266	$22	$36	$300	$(339)	$285
Other comprehensive income (loss):
Currency translation adjustments	—	—	—	(164)	—	(164)
Net change in unrecognized loss on derivative instruments, net of tax	—	—	(100)	2	—	(98)
Employee benefit plans adjustment, net of tax	—	—	1	(3)	—	(2)
Other comprehensive loss	—	—	(99)	(165)	—	(264)
Equity in other comprehensive (loss) income of subsidiaries	(263)	(99)	—	—	362	—
Comprehensive income (loss)	3	(77)	(63)	135	23	21
Comprehensive income attributable to noncontrolling interests	—	—	—	18	—	18
Comprehensive income (loss) attributable to Delphi	$3	$(77)	$(63)	$117	$23	$3

Statement of Comprehensive Income Nine Months Ended September 30, 2011

	Parent Companies	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Net income (loss)	$855	$157	$187	$855	$(1,143)	$911
Other comprehensive income (loss):
Currency translation adjustments	—	—	—	(47)	—	(47)
Net change in unrecognized loss on derivative instruments, net of tax	—	—	(112)	1	—	(111)
Other comprehensive loss	—	—	(112)	(46)	—	(158)
Equity in other comprehensive (loss) income of subsidiaries	(161)	(112)	—	—	273	—
Comprehensive income (loss)	694	45	75	809	(870)	753
Comprehensive income attributable to noncontrolling interests	—	—	—	59	—	59
Comprehensive income (loss) attributable to Delphi	$694	$45	$75	$750	$(870)	$694

Balance Sheet as of September 30, 2012

	Parent Companies	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$3	$—	$201	$1,430	$—	$1,634
Restricted cash	—	—	—	11	—	11
Accounts receivable, net	—	—	761	1,779	—	2,540
Inventories	—	—	346	784	(9)	1,121
Other current assets	—	20	161	410	—	591
Total current assets	3	20	1,469	4,414	(9)	5,897
Long-term assets:
Property, net	—	—	573	1,893	—	2,466
Investments in affiliates	—	—	—	222	—	222
Investments in subsidiaries	3,848	243	—	—	(4,091)	—
Intangible assets, net	—	—	411	137	—	548
Other long-term assets	3	60	40	402	1	506
Total long-term assets	3,851	303	1,024	2,654	(4,090)	3,742
Total assets	$3,854	$323	$2,493	$7,068	$(4,099)	$9,639
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$—	$—	$21	$71	$—	$92
Accounts payable	13	—	619	1,612	—	2,244
Accrued liabilities	—	23	404	907	—	1,334
Total current liabilities	13	23	1,044	2,590	—	3,670
Long-term liabilities:
Long-term debt	—	1,982	4	12	—	1,998
Intercompany accounts, net	1,435	(1,462)	911	(884)	—	—
Pension benefit obligations	—	—	73	621	—	694
Other long-term liabilities	—	—	218	189	—	407
Total long-term liabilities	1,435	520	1,206	(62)	—	3,099
Total liabilities	1,448	543	2,250	2,528	—	6,769
Total Delphi shareholders’ equity	2,406	(220)	243	4,076	(4,099)	2,406
Noncontrolling interest	—	—	—	464	—	464
Total shareholders’ equity	2,406	(220)	243	4,540	(4,099)	2,870
Total liabilities and shareholders’ equity	$3,854	$323	$2,493	$7,068	$(4,099)	$9,639

Balance Sheet as of December 31, 2011

	Parent Companies	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$53	$—	$186	$1,124	$—	$1,363
Restricted cash	—	—	—	9	—	9
Accounts receivable, net	—	—	636	1,823	—	2,459
Inventories	—	—	294	768	(8)	1,054
Other current assets	—	17	157	446	(4)	616
Total current assets	53	17	1,273	4,170	(12)	5,501
Long-term assets:
Property, net	—	—	514	1,801	—	2,315
Investments in affiliates	—	—	—	257	—	257
Investments in subsidiaries	3,302	690	—	—	(3,992)	—
Intangible assets, net	—	—	438	158	—	596
Other long-term assets	3	71	19	364	2	459
Total long-term assets	3,305	761	971	2,580	(3,990)	3,627
Total assets	$3,358	$778	$2,244	$6,750	$(4,002)	$9,128
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$—	$—	$20	$87	$—	$107
Accounts payable	2	—	565	1,830	—	2,397
Accrued liabilities	2	9	292	908	(3)	1,208
Total current liabilities	4	9	877	2,825	(3)	3,712
Long-term liabilities:
Long-term debt	—	1,981	5	10	—	1,996
Intercompany accounts, net	1,666	(1,307)	296	(654)	(1)	—
Pension benefit obligations	—	—	78	596	—	674
Other long-term liabilities	—	—	298	275	2	575
Total long-term liabilities	1,666	674	677	227	1	3,245
Total liabilities	1,670	683	1,554	3,052	(2)	6,957
Total Delphi shareholders’ equity	1,688	95	690	3,215	(4,000)	1,688
Noncontrolling interest	—	—	—	483	—	483
Total shareholders’ equity	1,688	95	690	3,698	(4,000)	2,171
Total liabilities and shareholders’ equity	$3,358	$778	$2,244	$6,750	$(4,002)	$9,128

Statement of Cash Flows for the Nine Months Ended September 30, 2012

	Parent Companies	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Net cash (used in) provided by operating activities	$(34)	$—	$461	$741	$—	$1,168
Cash flows from investing activities:
Capital expenditures	—	—	(159)	(404)	—	(563)
Proceeds from sale of property/investments	—	—	2	16	—	18
Increase in restricted cash	—	—	—	(2)	—	(2)
Acquisition of minority held shares	—	—	—	(16)	—	(16)
Dividends from equity method investments in excess of earnings	—	—	—	37	—	37
Net cash used in investing activities	—	—	(157)	(369)	—	(526)
Cash flows from financing activities:
Net repayments under other short-term debt agreements	—	—	—	(16)	—	(16)
Proceeds from issuance of senior secured term loans, net of issuance costs	—	(5)	—	—	—	(5)
Dividend payments of consolidated affiliates to minority shareholders	—	—	—	(39)	—	(39)
Intercompany dividends and net increase (decrease) in intercompany obligations	284	5	(289)	—	—	—
Repurchase of ordinary shares	(300)	—	—	—	—	(300)
Net cash used in financing activities	(16)	—	(289)	(55)	—	(360)
Effect of exchange rate fluctuations on cash and cash equivalents	—	—	—	(11)	—	(11)
(Decrease) increase in cash and cash equivalents	(50)	—	15	306	—	271
Cash and cash equivalents at beginning of period	53	—	186	1,124	—	1,363
Cash and cash equivalents at end of period	$3	$—	$201	$1,430	$—	$1,634

Statement of Cash Flows for the Nine Months Ended September 30, 2011

	Parent Companies	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Net cash provided by operating activities	$6	$17	$218	$668	$—	$909
Cash flows from investing activities:
Capital expenditures	—	—	(113)	(341)	—	(454)
Maturity of time deposits	—	—	550	—	—	550
Proceeds from sale of property/investments	—	—	7	57	—	64
Cost of acquisitions, net of cash acquired	—	—	—	(17)	—	(17)
Decrease in restricted cash	—	—	25	12	—	37
Acquisition of minority held shares	—	—	—	(5)	—	(5)
Other, net	—	—	(4)	4	—	—
Net cash provided by (used in) investing activities	—	—	465	(290)	—	175
Cash flows from financing activities:
Net repayments under other short-term debt agreements	—	3	—	(109)	—	(106)
Proceeds from issuance of senior secured term loans, net of issuance costs	—	2,385	—	—	—	2,385
Repayments of senior secured term loans	—	(1,440)	—	—	—	(1,440)
Proceeds from issuance senior notes, net of issuance costs	—	977	—	—	—	977
Repayment of five-year notes	—	—	—	(57)	—	(57)
Intercompany dividends and net increase (decrease) in intercompany obligations	4,631	(1,942)	(2,446)	(243)	—	—
Dividend payments of consolidated affiliates to minority shareholders	—	—	—	(29)	—	(29)
Redemption of membership interests	(4,638)	—	—	—	—	(4,638)
Net cash (used in) provided by financing activities	(7)	(17)	(2,446)	(438)	—	(2,908)
Effect of exchange rate fluctuations on cash and cash equivalents	—	—	—	(9)	—	(9)
Decrease in cash and cash equivalents	(1)	—	(1,763)	(69)	—	(1,833)
Cash and cash equivalents at—beginning of period	6	—	2,010	1,203	—	3,219
Cash and cash equivalents at end of period	$5	$—	$247	$1,134	$—	$1,386

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
Included below are sales and operating data for Delphi’s segments for the three and nine months ended September 30, 2012 and 2011.

	Electrical/ Electronic Architecture	Powertrain Systems	Electronics and Safety	Thermal Systems	Eliminations and Other (1)	Total
	(in millions)
For the Three Months Ended September 30, 2012:
Net sales	$1,578	$1,087	$631	$367	$—	$3,663
Inter-segment net sales	29	—	17	7	(53)	—
Total net sales	$1,607	$1,087	$648	$374	$(53)	$3,663
EBITDA	$210	$169	$78	$23	$—	$480
Depreciation and amortization	$39	$44	$20	$10	$—	$113
Operating income	$171	$125	$58	$13	$—	$367
Equity income (loss)	$5	$(1)	$—	$3	$(1)	$6
Net income attributable to noncontrolling interest	$10	$8	$—	$5	$—	$23

	Electrical/ Electronic Architecture	Powertrain Systems	Electronics and Safety	Thermal Systems	Eliminations and Other (1)	Total
	(in millions)
For the Three Months Ended September 30, 2011:
Net sales	$1,633	$1,181	$700	$417	$—	$3,931
Inter-segment net sales	25	2	19	14	(60)	—
Total net sales	$1,658	$1,183	$719	$431	$(60)	$3,931
EBITDA	$233	$167	$81	$35	$—	$516
Depreciation and amortization	$33	$51	$26	$13	$—	$123
Operating income	$200	$116	$55	$22	$—	$393
Equity income (loss)	$4	$1	$—	$1	$(4)	$2
Net income attributable to noncontrolling interest	$9	$7	$—	$3	$—	$19

	Electrical/ Electronic Architecture	Powertrain Systems	Electronics and Safety	Thermal Systems	Eliminations and Other (1)	Total
	(in millions)
For the Nine Months Ended September 30, 2012:
Net sales	$4,951	$3,597	$2,041	$1,163	$—	$11,752
Inter-segment net sales	98	—	51	29	(178)	—
Total net sales	$5,049	$3,597	$2,092	$1,192	$(178)	$11,752
EBITDA	$708	$571	$269	$91	$—	$1,639
Depreciation and amortization	$112	$134	$62	$32	$—	$340
Operating income	$596	$437	$207	$59	$—	$1,299
Equity income (loss)	$14	$—	$—	$7	$(3)	$18
Net income attributable to noncontrolling interest	$28	$24	$—	$12	$—	$64

	Electrical/ Electronic Architecture	Powertrain Systems	Electronics and Safety	Thermal Systems	Eliminations and Other (1)	Total
	(in millions)
For the Nine Months Ended September 30, 2011:
Net sales	$4,911	$3,725	$2,193	$1,312	$—	$12,141
Inter-segment net sales	101	4	52	41	(198)	—
Total net sales	$5,012	$3,729	$2,245	$1,353	$(198)	$12,141
EBITDA	$690	$487	$279	$133	$—	$1,589
Depreciation and amortization	$97	$144	$79	$36	$—	$356
Operating income	$593	$343	$200	$97	$—	$1,233
Equity income (loss)	$15	$2	$8	$6	$(6)	$25
Net income attributable to noncontrolling interest	$25	$23	$—	$8	$—	$56

(1)	Eliminations and Other includes the elimination of inter-segment transactions.

The reconciliation of EBITDA to net income attributable to Delphi for the three and nine months ended September 30, 2012 and 2011 are as follows:

	Electrical/ Electronic Architecture	Powertrain Systems	Electronics and Safety	Thermal Systems	Eliminations and Other	Total
	(in millions)
For the Three Months Ended September 30, 2012:
EBITDA	$210	$169	$78	$23	$—	$480
Depreciation and amortization	(39)	(44)	(20)	(10)	—	(113)
Operating income	$171	$125	$58	$13	$—	367
Interest expense						(32)
Other income, net						3
Income before income taxes and equity income						338
Income tax expense						(52)
Equity income, net of tax						6
Net income						$292
Net income attributable to noncontrolling interest						23
Net income attributable to Delphi						$269

	Electrical/ Electronic Architecture	Powertrain Systems	Electronics and Safety	Thermal Systems	Eliminations and Other	Total
	(in millions)
For the Three Months Ended September 30, 2011:
EBITDA	$233	$167	$81	$35	$—	$516
Depreciation and amortization	(33)	(51)	(26)	(13)	—	(123)
Operating income	$200	$116	$55	$22	$—	393
Interest expense						(37)
Other income, net						14
Income before income taxes and equity income						370
Income tax expense						(87)
Equity income, net of tax						2
Net income						$285
Net income attributable to noncontrolling interest						19
Net income attributable to Delphi						$266

	Electrical/ Electronic Architecture	Powertrain Systems	Electronics and Safety	Thermal Systems	Eliminations and Other	Total
	(in millions)
For the Nine Months Ended September 30, 2012:
EBITDA	$708	$571	$269	$91	$—	$1,639
Depreciation and amortization	(112)	(134)	(62)	(32)	—	(340)
Operating income	$596	$437	$207	$59	$—	1,299
Interest expense						(100)
Other income, net						15
Income before income taxes and equity income						1,214
Income tax expense						(227)
Equity income, net of tax						18
Net income						$1,005
Net income attributable to noncontrolling interest						64
Net income attributable to Delphi						$941

	Electrical/ Electronic Architecture	Powertrain Systems	Electronics and Safety	Thermal Systems	Eliminations and Other	Total
	(in millions)
For the Nine Months Ended September 30, 2011:
EBITDA	$690	$487	$279	$133	$—	$1,589
Depreciation and amortization	(97)	(144)	(79)	(36)	—	(356)
Operating income	$593	$343	$200	$97	$—	1,233
Interest expense						(84)
Other income, net						13
Income before income taxes and equity income						1,162
Income tax expense						(276)
Equity income, net of tax						25
Net income						$911
Net income attributable to noncontrolling interest						56
Net income attributable to Delphi						$855

19. SUBSEQUENT EVENTS
Acquisition of Motorized Vehicles Division of FCI
On October 26, 2012, Delphi acquired MVL for €765 million, approximately $1 billion based on exchange rates on the acquisition date. MVL, a leading global manufacturer of automotive connection systems with a focus on high-value, leading technology applications, is based in Guyancourt, France, had 2011 sales of €692 million (approximately 12% to Delphi that will be eliminated on a consolidated basis) and global operations.
Upon completing the acquisition, Delphi incurred related transaction expenses totaling approximately $10 million. The cash payments required to close the transaction were funded using existing cash on hand, including $363 million drawn under the Credit Agreement and additional European factoring.
The acquisition will be accounted for as a business combination, with the purchase price being allocated on a preliminary basis using information available, in the fourth quarter of 2012. The operating results of MVL will be reported within the Electrical/Electronic Architecture segment from the date of acquisition.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
This Quarterly Report on Form 10-Q, as well as other statements made by Delphi Automotive PLC (“Delphi,” the “Company,” “we,” “us” and “our”), contain forward-looking statements that reflect, when made, the Company’s current views with respect to current events and financial performance. Such forward-looking statements are subject to many risks, uncertainties and factors relating to the Company’s operations and business environment, which may cause the actual results of the Company to be materially different from any future results, express or implied, by such forward-looking statements. All statements that address future operating, financial or business performance or the Company’s strategies or expectations are forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “will,” “should,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “projects,” “potential,” “outlook” or “continue,” and other comparable terminology. Factors that could cause actual results to differ materially from these forward-looking statements include, but are not limited to, the following: global economic conditions, including conditions affecting the credit market; the cyclical nature of automotive sales and production; the potential disruptions in the supply of and changes in the competitive environment for raw material integral to the Company’s products; the Company’s ability to maintain contracts that are critical to its operations; the ability of the Company to integrate and realize the benefits of recent acquisitions; the ability of the Company to attract, motivate and/or retain key executives; the ability of the Company to avoid or continue to operate during a strike, or partial work stoppage or slow down by any of its unionized employees or those of its principal customers, and the ability of the Company to attract and retain customers. Additional factors are discussed under the captions “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s filings with the Securities and Exchange Commission, including those set forth in the Company’s Annual Report on Form 10-K for fiscal year ended December 31, 2011. New risks and uncertainties arise from time to time, and it is impossible for us to predict these events or how they may affect the Company. It should be remembered that the price of the ordinary shares and any income from them can go down as well as up. Delphi disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events and/or otherwise, except as may be required by law.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following management’s discussion and analysis of financial condition and results of operations (“MD&A”) is intended to help you understand the business operations and financial condition of the Company for the three and nine months ended September 30, 2012. This discussion should be read in conjunction with Item 1. Financial Statements. Our MD&A is presented in seven sections:

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
Delphi's total net sales during the three months ended September 30, 2012 were $3.7 billion, a 7% decrease compared to the same period of 2011. Although overall sales volumes were flat, compared to global OEM production volumes which increased only 2%, reported sales were lower due to the negative currency translation from Euro and Brazilian Real denominated sales to U.S. dollars.
Delphi's total net sales during the nine months ended September 30, 2012 were $11.8 billion, or 3% lower compared to the same period in 2011, the result of negative currency translation from Euro and Brazilian Real denominated sales to U.S. dollars, which more than offset Delphi's volume growth of 2%. Although global OEM production increased approximately 7% for the nine months ended September 30, 2012 versus 2011, a significant portion of this production increase was attributable to Japanese OEMs recovering from the March 2011 tsunami. Delphi has a relatively limited content penetration with the Japanese OEMs.
Although OEM production volumes increased in both the North American and Asia Pacific regions, European and South American production declined significantly in the three and nine months ended September 30, 2012 compared to the prior year periods. In Europe, economic uncertainties continue to result in further reductions in OEM vehicle production schedules, which in turn adversely affects sales and our results of operations. Although our sales in Europe declined 6% and 2% in the three and nine months ended September 30, 2012, respectively, our overall lean cost structure enabled us to achieve strong gross margins compared to the prior year periods.
In light of the continued economic uncertainties, we initiated various restructuring programs in the fourth quarter that are intended to improve Delphi's industry leading cost structure and margins and increase shareholder value. The programs are anticipated to total approximately $250 million, with approximately 75% of the programs in Europe. Included in the total is $70 million related to MVL. Approximately $175 million of the total is anticipated to be recognized in Q4 2012, with the balance in 2013. While we continue to operate in a cyclical industry that is impacted by movements in the global economy, we believe our strong balance sheet coupled with our flexible cost structure will position us to capitalize on any strengthening of the global economy and improvements in OEM production volumes.

Trends, Uncertainties and Opportunities
Rate of economic recovery. Our business is directly related to automotive sales and automotive vehicle production by our customers. Automotive sales depend on a number of factors, including economic conditions. Although global automotive vehicle production increased over 3% from 2010 to 2011 and was expected to increase by an additional 6% to 7% in 2012, economic uncertainties persist in Europe, resulting in reduced consumer demand for vehicles. Continued economic weakness in Europe or further weakness in North America or Asia could result in a significant reduction in automotive sales and production by our customers, which would have an adverse effect on our business, results of operations and financial condition. Additionally, volatility in oil and gasoline prices negatively impacts consumer confidence and automotive sales, as well as the mix of future sales (from trucks and sport utility vehicles toward smaller, fuel-efficient passenger cars). While our diversified customer and geographic revenue base have well positioned us to withstand the impact of industry downturns and benefit from industry upturns, shifts to vehicles with less content would adversely impact our profitability.
Emerging markets growth. Rising income levels in the emerging markets of China, Brazil, India and Russia are resulting in stronger growth rates in these markets. Our strong global presence and presence in these markets have positioned us to experience above-market growth rates. We continue to expand our established presence in emerging markets, positioning us to benefit from the expected growth opportunities in these regions. We are capitalizing on our long-standing relationships with the global OEMs and further enhancing our positions with the emerging market OEMs to continue expanding our worldwide leadership. We continue to build upon our extensive geographic reach to capitalize on the fast-growing automotive markets, including China, Brazil, India and Russia. We believe that our presence in low cost countries positions us to realize incremental margin improvements as the global balance of automotive production shifts towards the emerging markets.
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
Market driven products. Our product offerings satisfy the OEMs’ need to meet increasingly stringent government regulations and meet consumer preferences for products that address the mega trends of Safe, Green and Connected, leading to increased content per vehicle, greater profitability and higher margins. With these offerings, we believe we are well-positioned to benefit from the growing demand for vehicle content related to safety, fuel efficiency, emissions control and connectivity to the global information network. Our Electrical/Electronic Architecture and Electronics and Safety segments are benefiting from the substantial increase in vehicle content and electrification requiring a complex and reliable electrical architecture and systems to operate, such as hybrid power electronics, electrical vehicle monitoring, lane departure warning systems, integrated electronic displays, navigation systems and consumer electronics. Our ability to design a reliable electrical architecture that optimizes power distribution and/or consumption is key to satisfying the OEMs’ need to reduce emissions while continuing to meet the demands of consumers. Additionally, our Powertrain Systems and Thermal Systems segments are also focused on addressing the demand for increased fuel efficiency and emission control by controlling fuel consumption and heat dissipation, which are principal factors influencing fuel efficiency and emissions.
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
Product development. The automotive component supply industry is highly competitive, both domestically and internationally. Our ability to anticipate changes in technology and regulatory standards and to successfully develop and introduce new and enhanced products on a timely and cost competitive basis will be a significant factor in our ability to remain competitive. To compete effectively in the automotive supply industry, we must be able to launch new products to meet our customers’ demands in a timely manner. Our innovative technologies and robust global engineering and development capabilities have well positioned us to meet the increasingly stringent vehicle manufacturer demands.
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
Our previous restructuring activities allowed us to lower our fixed cost base, improve our manufacturing footprint and reduce overhead. We dramatically reduced our United States ("U.S.") and Western European footprints, realigned our selling, general and administrative cost structure and increased the variable nature of our employee base. As a result, approximately 90% of our hourly workforce is located in low cost countries. Furthermore, we have substantial operational flexibility by leveraging a large workforce of temporary workers, which represented approximately 30% of the hourly workforce as of September 30, 2012. We are focused on maintaining a low fixed cost base to minimize our net income before depreciation and amortization (including long-lived asset and goodwill impairment), interest expense, other income (expense), net, income tax expense and equity income, net of tax (“EBITDA”) breakeven, which we estimate to be approximately 38% below the current production volumes, assuming constant product mix and based on 2011 results. We believe that our lean cost structure will allow us to remain profitable at all points of the traditional vehicle industry production cycle. However, we will continue to adjust our cost structure and manufacturing footprint in response to continued economic uncertainties, particularly in Europe.
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
Delphi completed the acquisition of FCI Group's ("FCI") Motorized Vehicles Division ("MVL") on October 26, 2012. MVL is a leading global manufacturer of automotive connection systems with a focus on high-value, leading technology applications. This transaction enhances our position as a leading supplier of automotive electrical/electronic architecture, expands our portfolio of high-growth electronic connectors, further strengthens our premier customer base, enhances our footprint in fast-growing markets, provides significant opportunity to accelerate long-term sales and earnings growth and delivers significant synergies which are expected to expand EBITDA margins.
We have a strong balance sheet with gross debt of approximately $2.1 billion and substantial liquidity of approximately $2.9 billion of cash and cash equivalents and available financing under our Revolving Credit Facility (as defined below in Liquidity and Capital Resources) as of September 30, 2012, and no significant U.S. defined benefit or workforce postretirement health care benefits and employer-paid postretirement basic life insurance benefits (“OPEB”) liabilities. We intend to maintain strong financial discipline targeting industry-leading earnings growth, cash flow generation and return on invested capital and to maintain sufficient liquidity to sustain our financial flexibility throughout the industry cycle.

Consolidated Results of Operations
Delphi typically experiences fluctuations in revenue due to changes in OEM production schedules, vehicle sales mix and the net of new and lost business (which we refer to collectively as volume), increased prices attributable to escalation clauses in our supply contracts for recovery of increased commodity costs (which we refer to as commodity pass-through), fluctuations in foreign currency exchange rates (which we refer to as FX), contractual reductions of the sales price to the OEM (which we refer to as contractual price reductions) and engineering changes. Changes in sales mix can have either favorable or unfavorable impacts on revenue. Such changes can be the result of shifts in regional growth, shifts in OEM sales demand, as well as shifts in consumer demand related to vehicle segment purchases and content penetration. For instance, a shift in sales demand favoring a particular OEM’s vehicle model for which we do not have a supply contract may negatively impact our revenue. A shift in regional sales demand toward certain markets could favorably impact the sales of those of our customers that have a large market share in those regions, which in turn would be expected to have a favorable impact on our revenue.
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
Three and Nine Months Ended September 30, 2012 versus Three and Nine Months Ended September 30, 2011
The results of operations for the three and nine months ended September 30, 2012 and 2011 were as follows:

	Three Months Ended September 30,					Nine Months Ended September 30,
	2012		2011		Favorable/ (unfavorable)	2012		2011		Favorable/ (unfavorable)
	(dollars in millions)
Net sales	$3,663		$3,931		$(268)	$11,752		$12,141		$(389)
Cost of sales	3,058		3,294		236	9,703		10,165		462
Gross margin	605	16.5%	637	16.2%	(32)	2,049	17.4%	1,976	16.3%	73
Selling, general and administrative	215		222		7	673		667		(6)
Amortization	20		19		(1)	60		56		(4)
Restructuring	3		3		—	17		20		3
Operating income	367		393		(26)	1,299		1,233		66
Interest expense	(32)		(37)		5	(100)		(84)		(16)
Other income (expense), net	3		14		(11)	15		13		2
Income before income taxes and equity income	338		370		(32)	1,214		1,162		52
Income tax expense	(52)		(87)		35	(227)		(276)		49
Income before equity income	286		283		3	987		886		101
Equity income, net of tax	6		2		4	18		25		(7)
Net income	292		285		7	1,005		911		94
Net income attributable to noncontrolling interest	23		19		(4)	64		56		(8)
Net income attributable to Delphi	$269		$266		$3	$941		$855		$86

Total Net Sales
Below is a summary of Delphi’s total net sales for the three months ended September 30, 2012 versus September 30, 2011.

	Three Months Ended September 30,			Variance Due To:
	2012	2011	Favorable/ (unfavorable)	Volume, net of contractual price reductions	FX	Commodity pass- through	Other	Total
	(in millions)			(in millions)
Total net sales	$3,663	$3,931	$(268)	$(12)	$(212)	$(39)	$(5)	$(268)

Total net sales for the three months ended September 30, 2012 decreased 7% compared to the three months ended September 30, 2011. Although our volume was flat, reported sales decreased due to unfavorable currency impacts, principally related to the Euro and Brazilian Real, and lower commodity pass-through.
Below is a summary of Delphi’s total net sales for the nine months ended September 30, 2012 versus September 30, 2011.

	Nine Months Ended September 30,			Variance Due To:
	2012	2011	Favorable/ (unfavorable)	Volume, net of contractual price reductions	FX	Commodity pass- through	Other	Total
	(in millions)			(in millions)
Total net sales	$11,752	$12,141	$(389)	$233	$(509)	$(95)	$(18)	$(389)

Total net sales for the nine months ended September 30, 2012 decreased 3% compared to the nine months ended September 30, 2011. Although we experienced volume growth of approximately 2%, reported sales decreased due to unfavorable currency impacts, principally related to the Euro and Brazilian Real, and lower commodity pass-through.
Operating Results
The information below summarizes the operating results for the three and nine months ended September 30, 2012 as compared to the three and nine months ended September 30, 2011.

Cost of Sales
Cost of sales is primarily comprised of material, labor, manufacturing overhead, freight, fluctuations in foreign currency exchange rates, product engineering, design and development expenses, depreciation and amortization, warranty costs and other operating expenses. Gross margin is revenue less cost of sales and gross margin percentage is gross margin as a percent of net sales.
Cost of sales decreased $236 million for the three months ended September 30, 2012 compared to the three months ended September 30, 2011, as summarized below.

	Three Months Ended September 30,			Variance Due To:
	2012	2011	Favorable/ (unfavorable)	Volume (a)	FX	Operational performance	Other	Total
	(dollars in millions)			(in millions)
Cost of sales	$3,058	$3,294	$236	$(88)	$163	$68	$93	$236
Gross margin	$605	$637	$(32)	$(100)	$(50)	$68	$50	$(32)
Percentage of net sales	16.5%	16.2%

(a)	Presented net of contractual price reductions for gross margin variance.

The decrease in cost of sales reflects decreases in volume that were more than offset by favorable currency impacts resulting from fluctuations in foreign currnecy exchange rates, operational performance, and the following items in Other above:

•	$39 million of decreased pass-through commodity costs, which were primarily offset in sales through contract escalation/de-escalation clauses with our customers; and

•	Decreased warranty expense in 2012 as a result of favorable warranty claims experience, including a customer settlement of $25 million.
Cost of sales decreased $462 million for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011, as summarized below.

	Nine Months Ended September 30,			Variance Due To:
	2012	2011	Favorable/ (unfavorable)	Volume (a)	FX	Operational performance	Other	Total
	(dollars in millions)			(in millions)
Cost of sales	$9,703	$10,165	$462	$(402)	$413	$222	$229	$462
Gross margin	$2,049	$1,976	$73	$(169)	$(96)	$222	$116	$73
Percentage of net sales	17.4%	16.3%

(a)	Presented net of contractual price reductions for gross margin variance.

The decrease in cost of sales reflects increases in volume that were more than offset by favorable currency impacts resulting from fluctuations in foreign currency exchange rates, operational performance and the following items in Other above:

•
Decreased warranty expense in 2012 primarily related to a $76 million charge in 2011 as a result of the settlement for certain components supplied by Delphi's Powertrain Segment and favorable warranty claims experience in 2012, including a customer settlement, of $25 million; and

•	$95 million of decreased pass-through commodity costs, which were primarily offset in sales through contract escalation/de-escalation clauses with our customers.

Selling, General and Administrative Expense

	Three Months Ended September 30,
	2012	2011	Favorable/ (unfavorable)
	(dollars in millions)
Selling, general and administrative expense	$215	$222	$7
Percentage of net sales	5.9%	5.6%

	Nine Months Ended September 30,
	2012	2011	Favorable/ (unfavorable)
	(dollars in millions)
Selling, general and administrative expense	$673	$667	$(6)
Percentage of net sales	5.7%	5.5%

Selling, general and administrative expense (“SG&A”) includes administrative expenses, information technology costs and incentive compensation related costs, and increased as a percent of sales during the nine months ended September 30, 2012 compared to 2011 due largely to increased accruals for incentive compensation of $27 million.

Amortization

	Three Months Ended September 30,
	2012	2011	Favorable/ (unfavorable)
	(in millions)
Amortization	$20	$19	$(1)

	Nine Months Ended September 30,
	2012	2011	Favorable/ (unfavorable)
	(in millions)
Amortization	$60	$56	$(4)

Amortization expense reflects the non-cash charge related to definite-lived intangible assets primarily recognized as part of the Acquisition.

Restructuring

	Three Months Ended September 30,
	2012	2011	Favorable/ (unfavorable)
	(dollars in millions)
Restructuring	$3	$3	$—
Percentage of net sales	0.1%	0.1%

	Nine Months Ended September 30,
	2012	2011	Favorable/ (unfavorable)
	(dollars in millions)
Restructuring	$17	$20	$3
Percentage of net sales	0.1%	0.2%

Refer to Note 7. Restructuring to the consolidated financial statements for additional information.

Interest Expense

	Three Months Ended September 30,
	2012	2011	Favorable/ (unfavorable)
	(in millions)
Interest expense	$32	$37	$5

	Nine Months Ended September 30,
	2012	2011	Favorable/ (unfavorable)
	(in millions)
Interest expense	$100	$84	$(16)

The decrease in interest expense for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011 is the result of lower overall debt balances. The increase in interest expense for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011 is due to the issuance of the credit agreement and $500 million of 5.875% senior notes due 2019 and $500 million of 6.125% senior notes due 2021 (collectively, the “Senior Notes”), in conjunction with the redemption of the Class A and Class C membership interests in March 2011.

Refer to Note 8. Debt, to the consolidated financial statements for additional information.

Other Income, net

	Three Months Ended September 30,
	2012	2011	Favorable/ (unfavorable)
	(in millions)
Other income, net	$3	$14	$(11)

	Nine Months Ended September 30,
	2012	2011	Favorable/ (unfavorable)
	(in millions)
Other income, net	$15	$13	$2

The change in other income, net is primarily related to lower interest income for the three months ended September 30, 2012, and extinguishment of debt of $14 million and higher interest income during the nine months ended September 30, 2011.
Refer to Note 14. Other income, net to the consolidated financial statements for additional information.

Income Taxes

	Three Months Ended September 30,
	2012	2011	Favorable/ (unfavorable)
	(in millions)
Income tax expense	$52	$87	$35

	Nine Months Ended September 30,
	2012	2011	Favorable/ (unfavorable)
	(in millions)
Income tax expense	$227	$276	$49

The Company’s tax rates in both periods are affected by the tax rates in the jurisdictions in which the Company operates, the relative amount of income earned in each jurisdiction and the relative amount of losses or income for which no tax benefit or expense was recognized due to a valuation allowance. The Company's geographic income mix was favorably impacted in 2012, as compared to 2011, primarily due to underlying business results and tax planning initiatives.
The effective tax rate was 15% and 24% for the three months ended September 30, 2012 and 2011, respectively. The effective tax rate for the three months ended September 30, 2012 was favorably impacted as a result of the relative mix of income earned in each jurisdiction primarily due to tax planning initiatives.
The effective tax rate was 19% and 24% for the nine months ended September 30, 2012 and 2011, respectively. The effective tax rate for the nine months ended September 30, 2012 was impacted by a reduction of $22 million in tax reserves due to resolution of open issues with tax authorities and a reduction of $14 million in withholding tax expense offset by an increase of $10 million primarily related to non-U.S. transfer pricing positions. The effective tax rate in the nine months ended September 30, 2011 was impacted by the release of a $11 million valuation allowance primarily in Germany, offset by an increase of $14 million in withholding tax expense primarily related to the funding of the redemption of all the outstanding Class A and Class C membership interests in Delphi Automotive LLP.

Equity Income

	Three Months Ended September 30,
	2012	2011	Favorable/ (unfavorable)
	(in millions)
Equity income, net of tax	$6	$2	$4

	Nine Months Ended September 30,
	2012	2011	Favorable/ (unfavorable)
	(in millions)
Equity income, net of tax	$18	$25	$(7)

Equity income, net of tax reflects Delphi’s interest in the results of ongoing operations of entities accounted for as equity-method investments. Equity income decreased during the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011 primarily due to the recognition of $8 million of gain on the sale of our 49.5% interest in Daesung Electric, Co., Ltd in January 2011.

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

The reconciliation of EBITDA to net income attributable to Delphi for the three and nine months ended September 30, 2012 and 2011 are as follows:

	Electrical/ Electronic Architecture	Powertrain Systems	Electronics and Safety	Thermal Systems	Eliminations and Other	Total
	(in millions)
For the Three Months Ended September 30, 2012:
EBITDA	$210	$169	$78	$23	$—	$480
Depreciation and amortization	(39)	(44)	(20)	(10)	—	(113)
Operating income	$171	$125	$58	$13	$—	367
Interest expense						(32)
Other income, net						3
Income before income taxes and equity income						338
Income tax expense						(52)
Equity income, net of tax						6
Net income						$292
Net income attributable to noncontrolling interest						23
Net income attributable to Delphi						$269

	Electrical/ Electronic Architecture	Powertrain Systems	Electronics and Safety	Thermal Systems	Eliminations and Other	Total
	(in millions)
For the Three Months Ended September 30, 2011:
EBITDA	$233	$167	$81	$35	$—	$516
Depreciation and amortization	(33)	(51)	(26)	(13)	—	(123)
Operating income	$200	$116	$55	$22	$—	393
Interest expense						(37)
Other income, net						14
Income before income taxes and equity income						370
Income tax expense						(87)
Equity income, net of tax						2
Net income						$285
Net income attributable to noncontrolling interest						19
Net income attributable to Delphi						$266

	Electrical/ Electronic Architecture	Powertrain Systems	Electronics and Safety	Thermal Systems	Eliminations and Other	Total
	(in millions)
For the Nine Months Ended September 30, 2012:
EBITDA	$708	$571	$269	$91	$—	$1,639
Depreciation and amortization	(112)	(134)	(62)	(32)	—	(340)
Operating income	$596	$437	$207	$59	$—	1,299
Interest expense						(100)
Other income, net						15
Income before income taxes and equity income						1,214
Income tax expense						(227)
Equity income, net of tax						18
Net income						$1,005
Net income attributable to noncontrolling interest						64
Net income attributable to Delphi						$941

	Electrical/ Electronic Architecture	Powertrain Systems	Electronics and Safety	Thermal Systems	Eliminations and Other	Total
	(in millions)
For the Nine Months Ended September 30, 2011:
EBITDA	$690	$487	$279	$133	$—	$1,589
Depreciation and amortization	(97)	(144)	(79)	(36)	—	(356)
Operating income	$593	$343	$200	$97	$—	1,233
Interest expense						(84)
Other income, net						13
Income before income taxes and equity income						1,162
Income tax expense						(276)
Equity income, net of tax						25
Net income						$911
Net income attributable to noncontrolling interest						56
Net income attributable to Delphi						$855

Net sales, gross margin as a percentage of net sales and EBITDA by segment for the three and nine months ended September 30, 2012 and 2011 are as follows:

Net Sales by Segment

	Three Months Ended September 30,			Variance Due To:
	2012	2011	Favorable/ (unfavorable)	Volume, net of contractual price reductions	FX	Commodity Pass-through	Other	Total
	(in millions)			(in millions)
Electrical/Electronic Architecture	$1,607	$1,658	$(51)	$61	$(79)	$(37)	$4	$(51)
Powertrain Systems	1,087	1,183	(96)	(26)	(71)	—	1	(96)
Electronics and Safety	648	719	(71)	(33)	(37)	—	(1)	(71)
Thermal Systems	374	431	(57)	(15)	(29)	(2)	(11)	(57)
Eliminations and Other	(53)	(60)	7	1	4	—	2	7
Total	$3,663	$3,931	$(268)	$(12)	$(212)	$(39)	$(5)	$(268)

	Nine Months Ended September 30,			Variance Due To:
	2012	2011	Favorable/ (unfavorable)	Volume, net of contractual price reductions	FX	Commodity Pass-through	Other	Total
	(in millions)			(in millions)
Electrical/Electronic Architecture	$5,049	$5,012	$37	$314	$(189)	$(90)	$2	$37
Powertrain Systems	3,597	3,729	(132)	42	(174)	—	—	(132)
Electronics and Safety	2,092	2,245	(153)	(62)	(90)	—	(1)	(153)
Thermal Systems	1,192	1,353	(161)	(68)	(67)	(5)	(21)	(161)
Eliminations and Other	(178)	(198)	20	7	11	—	2	20
Total	$11,752	$12,141	$(389)	$233	$(509)	$(95)	$(18)	$(389)

Gross Margin Percentage by Segment

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Electrical/Electronic Architecture	16.3%	17.1%	17.3%	17.2%
Powertrain Systems	19.0%	17.3%	19.6%	16.3%
Electronics and Safety	15.6%	14.2%	16.3%	15.1%
Thermal Systems	9.4%	10.7%	10.7%	12.2%
Eliminations and Other	—%	—%	—%	—%
Total	16.5%	16.2%	17.4%	16.3%

EBITDA by Segment

	Three Months Ended September 30,			Variance Due To:
	2012	2011	Favorable/ (unfavorable)	Volume, net of contractual price reductions	Operational performance	Other	Total
	(in millions)			(in millions)
Electrical/Electronic Architecture	$210	$233	$(23)	$(13)	$16	$(26)	$(23)
Powertrain Systems	169	167	2	(37)	12	27	2
Electronics and Safety	78	81	(3)	(36)	30	3	(3)
Thermal Systems	23	35	(12)	(14)	10	(8)	(12)
Eliminations and Other	—	—	—	—	—	—	—
Total	$480	$516	$(36)	$(100)	$68	$(4)	$(36)

As noted in the table above, EBITDA for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011 was impacted by volume and contractual price reductions including product mix and operational performance improvements, as well as the following items included in Other in the table above:

•	Decreased warranty expense in 2012 as a result of favorable warranty claims experience, including a customer settlement of $25 million; and

•	$45 million of decreased EBITDA due to fluctuations in foreign currency exchange.

	Nine Months Ended September 30,			Variance Due To:
	2012	2011	Favorable/ (unfavorable)	Volume, net of contractual price reductions	Operational performance	Other	Total
	(in millions)			(in millions)
Electrical/Electronic Architecture	$708	$690	$18	$18	$59	$(59)	$18
Powertrain Systems	571	487	84	(50)	72	62	84
Electronics and Safety	269	279	(10)	(84)	65	9	(10)
Thermal Systems	91	133	(42)	(53)	26	(15)	(42)
Eliminations and Other	—	—	—	—	—	—	—
Total	$1,639	$1,589	$50	$(169)	$222	$(3)	$50

As noted in the table above, EBITDA for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011 was impacted by volume and contractual price reductions including product mix and operational performance improvements, as well as the following items included in Other in the table above:

•
Decreased warranty expense in 2012, primarily related to a $76 million charge in 2011 as a result of the settlement for certain components supplied by Delphi’s Powertrain segment and favorable warranty claims experience in 2012, including a customer settlement of $25 million;

•	Offset by $86 million of decreased EBITDA due to fluctuations in foreign currency exchange rates; and

•	$48 million due to increased accruals for incentive compensation in 2012 related to Delphi’s salaried workforce.

Liquidity and Capital Resources
Overview of Capital Structure
As of September 30, 2012, we had cash and cash equivalents of $1.6 billion and net debt (defined as outstanding debt less cash and cash equivalents) of $456 million. We also have access to additional liquidity pursuant to the terms of the $1.3 billion Revolving Credit Facility as described below. We expect existing cash, available liquidity and cash flows from operations to continue to be sufficient to fund our global operating activities, including restructuring payments, payments required pursuant to the anticipated settlement of the Value Creation Plan (the “VCP”) awards (the portion expected to be settled in cash is approximately $200 million), any mandatory payments required under the Credit Agreement, and capital expenditures. Refer to Note 16. Share-Based Compensation for additional information. We also continue to expect to be able to move funds between different countries to manage our global liquidity needs without material adverse tax implications, subject to current monetary policies and to the terms of the Credit Agreement. Based on this, we believe we possess sufficient liquidity to fund our operations and capital investments in 2012 and beyond.
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
Share Repurchases and Dividends
In January 2012, the Board of Directors authorized a share repurchase program of up to $300 million of ordinary shares. The program was scheduled to terminate on the earlier of December 31, 2012 or when the Company attained $300 million of ordinary share repurchases, which was fully satisfied in September 2012. Subsequently, in September 2012, the Board of Directors authorized a new share repurchase program of up to $750 million of ordinary shares. This program will terminate when the Company attains $750 million of ordinary shares repurchases and provides for share repurchases in the open market or in privately negotiated transactions, depending on share price, market conditions and other factors, as determined by the Company. During the three months ended September 30, 2012, Delphi repurchased 5,443,213 shares at an average price of $29.78, which totaled approximately $162 million. During the nine months ended September 30, 2012, Delphi repurchased 10,740,453 shares at an average price of $29.08, which totaled approximately $312 million. Approximately $738 million of share repurchases remain available under the program adopted in September 2012. All repurchased shares were retired.
During the nine months ended September 30, 2012, Delphi received a dividend of $62 million from one of its equity method investments. The dividend was recognized as a reduction to the investment with $25 million representing a return on investment included in cash flows from operating activities and $37 million representing a return of capital investment and included in cash flows from investing activities.
To the extent we generate discretionary cash flow we may consider using this additional cash flow for optional prepayments of existing indebtedness, strategic acquisitions, dividends on share capital, additional share repurchases, and/or general corporate purposes.
Acquisition of Motorized Vehicles Division of FCI
In May 2012, Delphi entered into exclusive negotiations and made a binding offer to acquire MVL. In July 2012, the parties entered into a purchase agreement and on October 26, 2012, Delphi completed the acquisition of MVL for €765 million, or approximately $1 billion based on exchange rates as of the date of the acquisition. MVL is a leading global manufacturer of automotive connection systems with a focus on high-value, leading technology applications.
Upon completing the acquisition, Delphi incurred related transaction expenses totaling approximately $10 million. The cash payments required to close the transaction were funded using existing cash on hand, including $363 million drawn in October 2012 under the Credit Agreement.
The acquisition will be accounted for as a business combination, with the purchase price being allocated on a preliminary basis using information available, in the fourth quarter of 2012. The operating results of MVL will be reported within the Electrical/Electronic Architecture segment from the date of acquisition.
Subsequent to announcing the transaction, in June 2012, the Company entered into €250 million of option contracts to hedge a portion of the currency risk associated with the cash payment for the planned acquisition of MVL at a cost of $9 million. The options are unable to qualify as hedges for accounting purposes, and therefore, changes in the fair value of the options are recognized in other income (expense), net. In the three and nine months ended September 30, 2012, the change in fair value resulted in a $1 million and $3 million loss, respectively. Subsequently, and in conjunction with the closing of the acquisition, the options were sold in October 2012 for $6 million.
Credit Agreement
In March 2011, in conjunction with the redemption of membership interests from Class A and Class C membership interest holders, Delphi Corporation, a wholly-owned U.S. subsidiary of Delphi Automotive LLP, entered into a credit agreement with JPMorgan Chase Bank, N.A., as lead arranger and administrative agent, with respect to $3.0 billion in senior secured credit facilities. The March 2011 credit agreement was amended and restated on September 14, 2012 (as so amended, the “Credit Agreement”) and as of September 30, 2012 consists of a $1.3 billion 5-year senior secured revolving credit facility (the “Revolving Credit Facility”), a senior secured 5-year term A loan in an original amount of $258 million (the “Tranche A Term Loan”) and a senior secured 6-year term B loan in an original amount of $950 million (the “Tranche B Term Loan”). As part of the amendment in September 2012, the Company increased its borrowing capacity under the Tranche A Term Loan by $363 million, which was used in connection with financing the acquisition of FCI Group's Motorized Vehicles Division ("MVL"). This additional borrowing was available as a delayed draw facility on and after September 14, 2012 for 30 days and remained undrawn at September 30, 2012. Effective October 11, 2012, the $363 million was fully drawn in conjunction with the closing of the MVL acquisition on October 26, 2012. Delphi paid approximately $86 million of debt issuance costs in connection with the Credit Agreement in March 2011, of which approximately $10 million has been extinguished, and approximately $5 million in issuance costs (including $3 million in original issue discount to be netted against the additional borrowings drawn in October 2012) were paid in conjunction with the amendment in September 2012. The debt issuance costs are being amortized over the life of the facility. The maximum amount drawn under the Revolving Credit Facility during the nine months ended September 30, 2012 to manage intra-month working capital needs was $210 million. The Revolving Credit Facility was undrawn at September 30, 2012. As of September 30, 2012, Delphi had approximately $9 million in letters of credit issued under the Credit Agreement. Letters of credit issued under the Credit Agreement reduce availability under the Revolving Credit Facility.
Delphi Corporation is obligated to make quarterly principal payments throughout the terms of the Tranche A and Tranche B Term Loans according to the amortization schedule in the Credit Agreement. In conjunction with repayments made during the year ended December 31, 2011, all quarterly principal payment obligations prior to maturity have been satisfied for the Tranche B Term Loan and quarterly principal payments have been satisfied through December 31, 2013 for the Tranche A Term Loan and partially satisfied through March 31, 2014. Effective with the draw of the additional $363 million in Tranche A Term Loan funding in October 2012 as described above, quarterly Tranche A Term Loan principal payments will become due as of December 31, 2012 and continue through the maturity of the loan. The Credit Agreement also contains certain mandatory prepayment provisions in the event the Company generates excess cash flow (as defined in the Credit Agreement) or Delphi receives net cash proceeds from any asset sale or casualty event. No mandatory prepayments, under these provisions, have been made or are due through September 30, 2012.
The interest rate period with respect to London Interbank Offered Rate (“LIBOR”) interest rate options can be set at one-, two-, three-, or six-months as selected by Delphi Corporation in accordance with the terms of the Credit Agreement (or other period as may be agreed by the applicable lenders), but payable no less than quarterly. Delphi Corporation may elect to change the selected interest rate over the term of the credit facilities in accordance with the provisions of the Credit Agreement. As of September 30, 2012, Delphi Corporation selected the one-month LIBOR interest rate option, as detailed in the table below, and the amounts outstanding, net of the discount (in millions) and rates effective as of September 30, 2012 were based on Delphi’s current credit rating and applicable margin for the Credit Agreement:

		Borrowings as of	Rates effective as of
	LIBOR plus	September 30, 2012	September 30, 2012
Revolving Credit Facility	2.00%	$—	—%
Tranche A Term Loan	2.00%	210	2.25%
Tranche B Term Loan	2.50%	772	3.50%	*
* includes LIBOR floor of 1.00%.

The Credit Agreement contains certain covenants that limit, among other things, the Company’s (and the Company’s subsidiaries’) ability to incur additional indebtedness or liens, to dispose of assets, to make certain investments, to prepay certain indebtedness and to pay dividends, or to make other distributions or redemptions/repurchases, in respect of the Company’s equity interests. In addition, the Credit Agreement requires that the Company maintain a consolidated leverage ratio (the ratio of Consolidated Total Indebtedness to Consolidated EBITDA, each as defined in the Credit Agreement) of less than 2.75 to 1.0. The Credit Agreement also contains events of default customary for financings of this type. The Company was in compliance with the Credit Agreement covenants as of September 30, 2012.
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
Senior Notes
On May 17, 2011, Delphi Corporation issued $500 million of 5.875% senior notes due 2019 and $500 million of 6.125% senior notes due 2021 (the “Senior Notes”) in a transaction exempt from registration under Rule 144A and Regulation S of the Securities Act. Delphi paid approximately $23 million of debt issuance costs in connection with the Senior Notes. The net proceeds of approximately $1 billion as well as cash on hand were used to pay down amounts outstanding under the Credit Agreement. In May 2012, Delphi Corporation exchanged all of the Senior Notes for registered notes ("New Senior Notes") with terms identical in all material respects to the terms of the Senior Notes, except that the New Senior Notes are registered under the Securities Act of 1933 (the “Securities Act”), and the transfer restrictions and registration rights relating to the Senior Notes no longer apply. No proceeds were received by Delphi Corporation as a result of the exchange. The New Senior Notes are fully and unconditionally guaranteed, jointly and severally, by Delphi Automotive PLC and certain of its existing and future subsidiaries. Interest is payable semi-annually on May 15 and November 15 of each year to holders of record at the close of business on May 1 or November 1 immediately preceding the interest payment date.
The indenture governing the New Senior Notes limits, among other things, Delphi’s (and Delphi’s subsidiaries’) ability to incur additional indebtedness or liens, dispose of assets, make certain restricted payments or investments, enter into transactions with affiliates or merge with or into other entities. As of September 30, 2012, the Company was in compliance with the provisions of the New Senior Notes.
Acquisition Financing
In connection with the Acquisition, (i) Delphi Automotive LLP issued $41 million in senior unsecured five-year notes (the “Old Notes”) pursuant to a Note Purchase Agreement (the “NPA”) with an Acquisition Date fair value of $49 million and (ii) entered into a senior secured delayed draw term loan facility (the “DDTL”) with a syndicate of lenders. Additionally, in connection with the redemption of the Class A and Class C membership interests on March 31, 2011 and execution of the Credit Agreement, each of the DDTL and the NPA was terminated (including the termination, discharge and release of all security and guarantees granted in connection with the DDTL and the NPA) and Delphi paid approximately $57 million to redeem the Old Notes in full. In connection with the termination of the Old Notes, Delphi incurred early termination penalties and recognized a loss on extinguishment of debt of approximately $9 million during the nine months ended September 30, 2011.
Other Financing
Accounts receivable factoring—Various accounts receivable factoring facilities are maintained in Europe and are accounted for as short-term debt. These uncommitted factoring facilities are available through various financial institutions. As of September 30, 2012 and December 31, 2011, $3 million and $54 million, respectively, were outstanding under these accounts receivable factoring facilities.
Capital leases and other—As of September 30, 2012 and December 31, 2011, approximately $105 million and approximately $67 million, respectively, of other debt issued by certain international subsidiaries and capital lease obligations were outstanding.
U.S. Federal Government Programs—Delphi has numerous technology and manufacturing development programs that are competitively awarded from agencies of the U.S. Federal Government. These programs are from the U.S. Department of Transportation (“DOT”), the U.S. Department of Energy (“DOE”), and the U.S. Department of Defense (“DoD”). We received approximately $11 million from these Federal agencies in the three months ended September 30, 2012 for work performed. These programs supplement our internal research and development funds and directly support our product focus of Safe, Green and Connected. The largest current program by cost was awarded as part of the American Recovery and Reinvestment Act of 2009, through which the DOE will reimburse us for 50% of project costs up to total reimbursements of $89 million associated with the development and low cost U.S. manufacturing of power electronics related to electric and hybrid electric vehicles. The project period for this grant is January 2010 through December 2012. As of September 30, 2012, we have received from the DOE related project cost reimbursements on this project of $85 million. During the rest of 2012, we expect to complete this project and receive the remaining project cost reimbursements from the DOE of $4 million. During 2011 and the nine months ended September 30, 2012, we continued to pursue many technology development programs by bidding on competitively procured programs from DOT, DOE and DoD. Some of these programs were bid with us being the lead or “Prime Contractor”, and some were bid with us as a “Subrecipient” to the Prime Contractor. For the nine months ended September 30, 2012, Delphi was awarded 2 new programs and 2 follow-on programs with nearly $5 million of U.S. Government funds that will be received over the next 36 months.
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
Operating Activities. Net cash provided by operating activities totaled $1,168 million and $909 million for the nine months ended September 30, 2012 and 2011, respectively. The $259 million increase primarily reflects higher earnings resulting from increased volumes and a reduction in net working capital requirements. Cash flow from operating activities for the nine months ended September 30, 2012 consisted of net earnings of $1,005 million increased by $340 million for non-cash charges for depreciation and amortization, partially offset by $282 million related to changes in operating assets and liabilities, net of restructuring and pension contributions. Cash flow from operating activities for the nine months ended September 30, 2011 consisted of net earnings of $911 million increased by $356 million for non-cash charges for depreciation and amortization, partially offset by $434 million related to changes in operating assets and liabilities, net of restructuring and pension contributions.
Investing Activities. Net cash used by investing activities totaled $526 million for nine months ended September 30, 2012 and net cash provided by investing activities totaled $175 million for the nine months ended September 30, 2011. The decrease is primarily due to the maturities of time deposits of $550 million in 2011 and a $109 million increase in capital expenditures, primarily related to investments in new facilities as well as investments in equipment at existing facilities.
Financing Activities. Net cash used in financing activities totaled $360 million and $2,908 million for the nine months ended September 30, 2012 and 2011, respectively. During the nine months ended September 30, 2012, $300 million of cash on hand was used to repurchase 10,340,453 of ordinary shares. The remainder of the decrease in net cash used in financing activities is due to the redemption of membership interests for $4,638 million offset by the proceeds received, net of repayments, from the issuance of debt to partially fund the redemption transaction and the repayment of the Senior Notes and the Old Notes, of $1,865 million during the nine months ended September 30, 2011.
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
Critical Accounting Estimates
There have been no significant changes in our critical accounting estimates during the three and nine months ended September 30, 2012.
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
As of September 30, 2012, the Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated for disclosure, changes to the Company’s internal control over financial reporting that occurred during the nine months ended September 30, 2012 that have materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective to provide reasonable assurance that the desired control objectives were achieved as of September 30, 2012.
Changes in Internal Control over Financial Reporting
There were no material changes in the Company’s internal controls over financial reporting during the nine months ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
A summary of our ordinary shares repurchased during the quarter ended September 30, 2012, is shown below:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (in millions) (3)
July 1, 2012 to July 31, 2012	—	$—	—	$150
August 1, 2012 to August 31, 2012	2,923,213	29.10	2,923,213	65
September 1, 2012 to September 30, 2012	2,520,000	30.58	2,520,000	738
Total	5,443,213	29.78	5,443,213

(1)	The total number of shares purchased under the Board authorized plans described below.

(2)	Excluding commissions.

(3)
In September 2012, the Board of Directors authorized a share repurchase program of up to $750 million. This program follows the completion of $300 million of shares repurchased under the Company's previously announced share repurchase program that was approved by the Board of Directors and commenced in January 2012. The timing of repurchases is dependent on price, market conditions and applicable regulatory requirements.

ITEM 5. OTHER INFORMATION
On October 29, 2012, the Compensation and Human Resources Committee of the Board of Directors approved adjustments to compensation arrangements for Kevin P. Clark, Senior Vice President and Chief Financial Officer, to ensure Mr. Clark's continued strong effort and commitment and his contributions to the Company's success.

On December 31, 2012, Mr. Clark will receive a one-time payment of $600,000, to be repaid to Delphi on a pro-rata basis if his employment ends voluntarily prior to December 31, 2015.

Mr. Clark will also receive cash continuity payments of $500,000 on each of January 15, 2013, 2014 and 2015, provided that he remains employed by Delphi on each of those dates, to be repaid to Delphi on a pro-rata basis if his employment ends voluntarily during each respective twelve month period.

In addition, Mr. Clark will be entitled to pro-rata treatment of any long-term incentive awards in the event he leaves Delphi subsequent to the second annual continuity payment on January 15, 2014 and such awards are at least one year from the grant date.

A letter agreement more fully describing the terms of the above referenced compensation arrangement is attached as exhibit 10.2 to this filing.

ITEM 6. EXHIBITS

Exhibit Number	Description
10.1
Restatement Agreement to Amended and Restated Credit Agreement dated as of September 14, 2012, among Delphi Corporation, Delphi Automotive PLC, Delphi Automotive LLP, Delphi Automotive Holdings US Limited, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company filed with the SEC on September 18 , 2012).

10.2	Letter Agreement, dated October 29, 2012, between the Company and Kevin P. Clark. *+
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.*
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document.#
101.SCH	XBRL Taxonomy Extension Schema Document.#
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.#
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.#
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.#
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.#
* Filed herewith.
# Filed electronically with the Report.
+ Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DELPHI AUTOMOTIVE PLC

/s/ KEVIN P. CLARK
By: Kevin P. Clark
Senior Vice President and
Chief Financial Officer
Dated: November 1, 2012