Form 10-K
period 2012-12-31
Delphi Automotive PLC
filed 2013-02-11
CIK 1521332

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to             .
Commission file number: 001-35346
 DELPHI AUTOMOTIVE PLC
(Exact name of registrant as specified in its charter)

Jersey	98-1029562
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
Courteney Road
Hoath Way
Gillingham, Kent ME8 0RU
United Kingdom
(Address of principal executive offices)
011-44-163-423-4422
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of class	Name of Each Exchange on which Registered
Ordinary Shares. $0.01 par value per share	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒. No ☐.
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐. No ☒.
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
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒.	Accelerated filer ☐.	Non-accelerated filer ☐.	Smaller reporting company ☐.
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐.    No  ☒.
The aggregate market value of the ordinary shares held by non-affiliates of the registrant as of June 30, 2012, the last business day of the registrant's most recently completed second fiscal quarter, was $7,306,600,068 (based on the closing sale price of the registrant's ordinary shares on that date as reported on the New York Stock Exchange).
The number of the registrant’s ordinary shares outstanding, $0.01 par value per share as of February 1, 2013, was 315,299,183.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement related to the 2013 Annual Shareholders Meeting to be filed subsequently are incorporated by reference into Part III of this Form 10-K.

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

PART I
ITEM 1. BUSINESS
“Delphi,” the “Company,” the “Successor,” “we,” “us” and “our” refer to Delphi Automotive PLC, a public limited company which was formed under the laws of Jersey on May 19, 2011, together with its subsidiaries, including Delphi Automotive LLP, a limited liability partnership incorporated under the laws of England and Wales ("Delphi Automotive LLP") which was formed on August 19, 2009 for the purpose of acquiring certain assets and subsidiaries of the former Delphi Corporation, and became a subsidiary of Delphi Automotive PLC in connection with the completion of the Company’s initial public offering on November 22, 2011. The former Delphi Corporation and, as the context may require, its subsidiaries and affiliates, are referred to herein as the “Predecessor” or “Old Delphi”.
We are a leading global vehicle components manufacturer and provide electrical and electronic, powertrain, active safety and thermal technology solutions to the global automotive and commercial vehicle markets. We are one of the largest vehicle component manufacturers, and our customers include all 25 of the largest automotive original equipment manufacturers (“OEMs”) in the world. We operate 126 major manufacturing facilities and 15 major technical centers utilizing a regional service model that enables us to efficiently and effectively serve our global customers from low cost countries. We have a presence in 32 countries and have over 18,000 scientists, engineers and technicians focused on developing market relevant product solutions for our customers. In line with the growth in emerging markets, we have been increasing our focus on these markets, particularly China, where we have a major manufacturing base, including investments in 3 new manufacturing facilities in 2012, and strong customer relationships.
Website Access to Company’s Reports
Delphi’s internet website address is www.delphi.com. Our Annual Reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to section 13(a) or 15(d) of the Exchange Act are available free of charge through our website as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission ("SEC").
Our History
In October 2005, the Predecessor and certain of its United States (“U.S.”) subsidiaries filed voluntary petitions for reorganization relief under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”). The Predecessor's non-U.S. subsidiaries, which were not included in the Chapter 11 Filings, continued their business operations without supervision from the Bankruptcy Court and were not subject to the requirements of the Bankruptcy Code. On October 6, 2009 (the “Acquisition Date”), Delphi Automotive LLP acquired the major portion of the business of the Predecessor and issued membership interests to a group of investors consisting of lenders to the Predecessor, General Motors Company ("GM") and the Pension Benefit Guaranty Corporation (the “PBGC”).
On March 31, 2011, all of the outstanding Class A and Class C membership interests held by GM and the PBGC were redeemed, respectively, for approximately $4.4 billion. The redemption transaction was funded by a $3.0 billion credit facility entered into on March 31, 2011 (the “Credit Facility”) and existing cash.
On May 19, 2011, Delphi Automotive PLC was formed as a Jersey public limited company, and had nominal assets, no liabilities and had conducted no operations prior to its initial public offering. On November 22, 2011, in conjunction with the completion of its initial public offering by the selling shareholders, all of the outstanding equity of Delphi Automotive LLP was exchanged by its equity holders for ordinary shares in Delphi Automotive PLC. As a result, Delphi Automotive LLP became a wholly-owned subsidiary of Delphi Automotive PLC.
Our Company
We believe the automotive industry is being shaped by increasing government regulations for vehicle safety, fuel efficiency and emissions control, as well as rapidly increasing consumer demand for connectivity. These industry mega-trends, which we refer to as “Safe,” “Green” and “Connected,” are driving higher growth in products that address these trends than growth in the automotive industry overall. We have organized our business into four diversified segments, which enable us to develop solutions and manufacture highly-engineered products that enable our customers to respond to these mega-trends:

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

•
Thermal Systems—This segment provides powertrain cooling and heating, ventilating and air conditioning (“HVAC”) systems, such as compressors, systems and controls, and heat exchangers for the vehicle markets. Our products improve the efficiency by which the powertrain and cabin temperatures are managed, which are critical factors in achieving increased fuel economy, reduced emissions and occupant comfort.

Financial Information about Business Segments
We operate our core business along four operating segments, which are grouped on the basis of similar product, market, and operating factors.
Net Sales by Segment

	Year Ended December 31, 2012		Year Ended December 31, 2011		Year Ended December 31, 2010
	Net sales	% of Total	Net sales	% of Total	Net sales	% of Total
	(in millions excluding percentages)
Electrical/Electronic Architecture	$6,815	44%	$6,642	41%	$5,620	41%
Powertrain Systems	4,656	30%	4,970	31%	4,086	29%
Electronics and Safety	2,732	18%	2,931	18%	2,721	20%
Thermal Systems	1,541	10%	1,755	11%	1,603	12%
Eliminations and Other	(225)	(2)%	(257)	(1)%	(213)	(2)%
Total	$15,519		$16,041		$13,817
Refer to Results of Operations by Segment in Item 7. Management’s Discussion and Analysis and Note 21. Segment Reporting of the notes to the consolidated financial statements, included in Item 8. Financial Statements and Supplementary Data of this Annual Report for further financial information about business segments.
Our business is diversified across end-markets, regions, customers, vehicle platforms and products. Our customer base includes all 25 of the largest automotive OEMs in the world, and, in 2012, 25% of our net sales came from emerging markets (Asia Pacific and South America). Our six largest platforms in 2012 were with five different OEMs. In addition, in 2012 our products were found in 17 of the 20 top-selling vehicle models in the United States, in all of the 20 top-selling vehicle models in Europe and in 17 of the 20 top-selling vehicle models in China. We have further diversified our business by increasing our sales in the commercial vehicle market, which is typically on a different business cycle than the light vehicle market and has grown to 11% of our 2012 net sales. In addition, approximately 7% of our 2012 net sales were to the aftermarket, which meets the ongoing need for replacement parts required for vehicle servicing.
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
Our Industry
The automotive parts industry provides components, systems, subsystems and modules to OEMs for the manufacture of new vehicles, as well as to the aftermarket for use as replacement parts for current production and older vehicles. Overall, we expect long-term growth of vehicle sales and production in the OEM market. In 2011 and 2012, the industry saw increased customer sales and production schedules. However, OEM vehicle production in Europe decreased by 6% from 2011 to 2012 and current OEM production volumes in Western Europe, and, to a lesser extent, North America, remain substantially lower than OEM production volumes prior to the disruptions that the economic and credit markets experienced in 2008 and 2009. Demand for automotive parts in the OEM market is generally a function of the number of new vehicles produced, which is primarily driven by macro-economic factors such as credit availability, interest rates, fuel prices, consumer confidence, employment and other trends. Although OEM demand is tied to actual vehicle production, participants in the automotive parts industry also have the opportunity to grow through increasing product content per vehicle by further penetrating business with existing customers and in existing markets, gaining new customers and increasing their presence in global markets. We believe that as a company with a global presence and advanced technology, engineering, manufacturing and customer support capabilities, we are well-positioned to benefit from these opportunities.
We believe that continuously increasing societal demands have created the three “mega-trends” that serve as the basis for the next wave of market-driven automotive technology advancement. Our challenge is to continue developing leading edge technology focused on addressing these mega-trends, and apply that technology toward products with sustainable margins that enable our customers, both OEMs and others, to produce distinctive market-leading products. We have identified a core portfolio of products that draw on our technical strengths and align with these mega-trends where we believe we can provide differentiation to our automotive, commercial vehicle and aftermarket customers.
Safe.  The first mega-trend, “Safe,” represents technologies aimed not just at protecting vehicle occupants when a crash occurs, but those that actually proactively reduce the risk of a crash occurring. OEMs continue to focus on improving occupant and pedestrian safety in order to meet increasingly stringent regulatory requirements in various markets, such as proposals by the U.S. National Highway Traffic Safety Administration to issue rules in 2013 that would phase-in requirements for rear view cameras in all vehicles. As a result, suppliers are focused on developing technologies aimed at protecting vehicle occupants when a crash occurs, as well as those that reduce driver distractions and proactively mitigate the risk of a crash occurring. Examples of new and alternative technologies that incorporate sophisticated detection and advanced software for collision avoidance technologies, include lane departure warning systems, adaptive cruise control, driver awareness and automatic braking.
Green.  The second mega-trend, “Green,” represents technologies designed to help reduce emissions, increase fuel economy and minimize the environmental impact of vehicles. Green is a key mega-trend today because of the convergence of several issues: climate change, higher oil prices, increased concern about oil dependence and recent and pending regulation in the U.S. and overseas regarding fuel economy and carbon dioxide emissions. OEMs continue to focus on improving fuel efficiency and reducing emissions in order to meet increasingly stringent regulatory requirements in various markets. On a worldwide basis, the relevant authorities in the European Union, the United States, China, India, Japan, Brazil, South Korea and Argentina have already instituted regulations requiring further reductions in emissions and/or increased fuel economy through 2016. In many cases, other authorities have initiated legislation or regulation that would further tighten the standards through 2020 and beyond. Based on the current regulatory environment, we believe that OEMs including those in the U.S. and China, will be subject to requirements for even greater reductions in CO2 emissions over the next ten years. These standards will require meaningful innovation as OEMs and suppliers are forced to find ways to improve thermal management, engine management, electrical power consumption, vehicle weight and integration of alternative powertrains (e.g., electric/hybrid propulsion). As a result, suppliers are developing innovations that result in significant improvements in fuel economy, emissions and performance from gasoline and diesel internal combustion engines, and permit engine downsizing without loss of performance. At the same time, suppliers are also developing and marketing new and alternative technologies that support hybrid vehicles, electric vehicles and fuel cell products to improve fuel economy and emissions.
Connected.  The third mega-trend, “Connected,” represents technologies designed to seamlessly integrate the highly complex electronic world in which automotive consumers live into the cars they drive, so that time in a vehicle is more productive and enjoyable. The technology content of vehicles continues to increase as consumers demand greater safety, personalization, infotainment, productivity and convenience while driving. Also with increased smart phone usage in vehicles, driver distractions can be dramatically increased, which in turn results in greater risk of accidents. Delphi's MyFi suite of infotainment products seamlessly integrate smart phones with vehicles allowing greater connectivity to the devices and cloud based content and services. Delphi's MyFi then couples active safety products to monitor the environment inside and outside the vehicle to help enable connectivity in a safer environment. Coupled with alerts, audio commands and responses, driver awareness can be enhanced and increased connectivity enabled.
We expect these mega-trends to continue to create growth and opportunity for us. We believe we are well-positioned to provide solutions and products to OEMs to expand the electronic and technological content of their vehicles. We also believe electronics integration, which generally refers to products and systems that combine integrated circuits, software algorithms, sensor technologies and mechanical components within the vehicle will allow OEMs to achieve substantial reductions in weight and mechanical complexity, resulting in easier assembly, enhanced fuel economy, improved emissions control and better vehicle performance.

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
Shorter Product Development Cycles
As a result of government regulations and customer preferences, OEMs are requiring suppliers to respond faster with new designs and product innovations. While these trends are more prevalent in mature markets, the emerging markets are advancing rapidly towards the regulatory standards and consumer preferences of the more mature markets. Suppliers with strong technologies, robust global engineering and development capabilities will be best positioned to meet OEM demands for rapid innovation.
Products
Our organizational structure and management reporting support the management of these core product lines:
Electrical/Electronic Architecture.  This segment offers complete electrical and electronic architectures for our customer-specific needs that help reduce production cost, weight and mass, and improve reliability and ease of assembly.

•
High quality connectors are engineered primarily for use in the automotive and related markets, but also have applications in the aerospace, military and telematics sectors. The Electrical/Electronic Architecture connector product line's scope and customer base were significantly enhanced by our acquisition of the Motorized Vehicles Division ("MVL") of FCI Group ("FCI") on October 26, 2012.

•
Electrical centers provide centralized electrical power and signal distribution and all of the associated circuit protection and switching devices, thereby optimizing the overall vehicle electrical system.

•
Distribution systems, including hybrid high voltage and safety systems, are integrated into one optimized vehicle electrical system that can utilize smaller cable and gauge sizes and ultra-thin wall insulation (which product line makes up approximately 37% of our total revenue for the year ended December 31, 2012).

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

•
Infotainment and driver interface portfolio primarily consists of receivers, MyFi reception systems, digital receivers, satellite audio receivers, navigation systems, displays (including re-configurable displays) and mechatronics.

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
Our competitors in each of our operating segments are as follows:

Segment	Competitors
Electrical/Electronic Architecture	• Lear Corporation
• Leoni AG
• Molex Inc.
• TE Connectivity, Ltd.
• Sumitomo Corporation
• Yazaki Corporation

Powertrain Systems	• Bosch Group
• Continental AG
• Denso Corporation
• Hitachi, Ltd.
• Magneti Marelli S.p.A.

Electronics and Safety	• Autoliv AB
• Bosch Group
• Continental AG
• Denso Corporation
• Harman International Industries
• Panasonic Corporation

Thermal Systems	• Denso Corporation
• MAHLE Behr Industry
• Sanden Corporation
• Valeo, SA
• Visteon Corporation

Customers
We sell our products and services to the major global OEMs in every region of the world. We also sell our products to the worldwide aftermarket for replacement parts, including the aftermarket operations of our OEM customers and to other distributors and retailers. The following table provides the percentage of net sales to our largest customers for the year ended December 31, 2012:

Customer	Percentage of Net Sales
GM	18%
Volkswagen Group (“VW”)	11%
Daimler AG (“Daimler”)	7%
Ford Motor Company (“Ford”)	6%
Shanghai General Motors Company Limited	5%
Fiat Group Automobiles S.p.A.	5%
PSA Peugeot Citroën (“PSA”)	4%
Renault S.A./Nissan Motor Company	4%
Hyundai Motor Company	3%
Toyota Motor Corporation	3%
Supply Relationships with Our Customers
We typically supply products to our OEM customers through purchase orders, which are generally governed by general terms and conditions established by each OEM. Although the terms and conditions vary from customer to customer, they typically contemplate a relationship under which our customers place orders for their requirements of specific components supplied for particular vehicles but are not required to purchase any minimum amount of products from us. These relationships typically extend over the life of the related vehicle. Prices are negotiated with respect to each business award, which may be subject to adjustments under certain circumstances, such as commodity or foreign exchange escalation/de-escalation clauses or for cost reductions achieved by us. The terms and conditions typically provide that we are subject to a warranty on the products supplied; in most cases, the duration of such warranty is coterminous with the warranty offered by the OEM to the end-user of the vehicle. We may also be obligated to share in all or a part of recall costs if the OEM recalls its vehicles for defects attributable to our products.
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

Our Global Operations
Information concerning principal geographic areas for our continuing operations is set forth below. Net sales data reflects the manufacturing location for the years ended December 31, 2012, 2011 and 2010. Net property data is as of December 31, 2012, 2011 and 2010.

	Year ended December 31, 2012		Year ended December 31, 2011		Year ended December 31, 2010
	(in millions)
	Net Sales	Net Property(1)	Net Sales	Net Property(1)	Net Sales	Net Property(1)
United States	$5,193	$592	$4,993	$506	$4,529	$417
Other North America	151	139	118	129	76	134
Europe, Middle East & Africa(2)	6,364	1,455	7,264	1,107	5,892	1,045
Asia Pacific	2,827	524	2,464	422	2,177	325
South America	984	150	1,202	151	1,143	146
Total	$15,519	$2,860	$16,041	$2,315	$13,817	$2,067

(1)	Net property data represents property, plant and equipment, net of accumulated depreciation.

(2)
Includes our country of domicile, Jersey, and the country of our principal executive offices, the United Kingdom. We had no sales in Jersey in any period. We had net sales of $726 million, $866 million, and $690 million in the United Kingdom for the years ended December 31, 2012, 2011 and 2010, respectively. We had net property in the United Kingdom of $191 million, $138 million, and $137 million as of December 31, 2012, 2011 and 2010, respectively.

Research, Development and Intellectual Property
We maintain technical engineering centers in major regions of the world to develop and provide advanced products, processes and manufacturing support for all of our manufacturing sites, and to provide our customers with local engineering capabilities and design development on a global basis. As of December 31, 2012, we employed over 18,000 scientists, engineers and technicians around the world. Total expenditures for research and development activities, which include engineering, were approximately $1.2 billion, $1.2 billion, and $1.0 billion for the years ended December 31, 2012, 2011 and 2010, respectively. Each year we share some engineering expenses with OEMs and government agencies. While this amount varies from year-to-year, it is generally in the range of 20% to 25% of engineering expenses.
We believe that our engineering and technical expertise, together with our emphasis on continuing research and development, allow us to use the latest technologies, materials and processes to solve problems for our customers and to bring new, innovative products to market. We believe that continued engineering activities are critical to maintaining our pipeline of technologically advanced products. Given our strong financial discipline, we seek to effectively manage fixed costs and efficiently rationalize capital spending by critically evaluating the profit potential of new and existing customer programs, including investment in innovation and technology. We maintain our engineering activities around our focused product portfolio and allocate our capital and resources to those products with distinctive technologies. We expect expenditures for engineering activities to be approximately $1.2 billion for the year ended December 31, 2013.
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
Materials
We procure our raw materials from a variety of suppliers around the world. Generally, we seek to obtain materials in the region in which our products are manufactured in order to minimize transportation and other costs. The most significant raw materials we use to manufacture our products include aluminum, copper and resins. As of December 31, 2012, we have not experienced any significant shortages of raw materials and normally do not carry inventories of such raw materials in excess of those reasonably required to meet our production and shipping schedules.
Commodity cost volatility, most notably related to copper, aluminum, petroleum-based resin products and fuel, is a challenge for us and our industry. We are continually seeking to manage these and other material-related cost pressures using a combination of strategies, including working with our suppliers to mitigate costs, seeking alternative product designs and material specifications, combining our purchase requirements with our customers and/or suppliers, changing suppliers, hedging of certain commodities and other means. In the case of copper, which primarily affects our Electrical/Electronic Architecture segment, and aluminum, which primarily affects our Thermal segment, contract escalation clauses have enabled us to pass on some of the price increases to our customers and thereby partially offset the impact of increased commodity costs on operating income for the related products. However, other than in the case of copper and aluminum, our overall success in passing commodity cost increases on to our customers has been limited. We will continue our efforts to pass market-driven commodity cost increases to our customers in an effort to mitigate all or some of the adverse earnings impacts, including by seeking to renegotiate terms as contracts with our customers expire.
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
Employees
As of December 31, 2012, we employed approximately 118,000 people (5,000 in the U.S., and 113,000 outside of the U.S.); 25,000 salaried employees and 93,000 hourly employees. In addition, we maintain an alternative workforce of 37,000 contract and temporary workers. Our employees are represented worldwide by numerous unions and works councils, including the IUE-CWA, the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union and its Local Union 87L (together, the “USW”), and Confederacion De Trabajadores Mexicanos. In the U.S., our employees are represented by only the IUE-CWA and the USW, with which we have competitive wage and benefit packages.
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
At December 31, 2012, 2011 and 2010, the reserve for environmental investigation and remediation was approximately $21 million, $22 million and $23 million, respectively, of which $8 million, $7 million and $8 million, respectively, related to sites within the U.S. We cannot ensure that our eventual environmental remediation costs and liabilities will not exceed the amount of our current reserves. In the event that such liabilities were to significantly exceed the amounts recorded, our results of operations could be materially affected.

SUPPLEMENTARY ITEM. EXECUTIVE OFFICERS OF THE REGISTRANT
The name, age (as of February 1, 2013), current positions and description of business experience of each of our executive officers are listed below. Our executive officers are elected annually by the Board of Directors and hold office until their successors are elected and qualified or until the officer’s resignation or removal. Positions noted below reflect current service to Delphi Automotive PLC and prior service to Delphi Automotive LLP. Each officer listed below as a senior vice president was a vice president until February 2012.
Rodney O’Neal, 59, is president and chief executive officer (CEO) of Delphi and is a member of the company’s board of directors. He was named president and CEO in October 2009 and became a member of the board in May 2011. Mr. O’Neal was president and CEO of Old Delphi from January 2007. He was president and chief operating officer (COO) of Old Delphi from January 1, 2005. Prior to the president and COO position, Mr. O’Neal served as president of Old Delphi’s former Dynamics, Propulsion and Thermal sector from January 2003 and as executive vice president and president of Old Delphi’s former Safety, Thermal and Electrical Architecture sector from January 2000. Previously, he served as vice president and president of Delphi Interior Systems since November 1998 and general manager of the former Delphi Interior & Lighting Systems since May 1997. Mr. O’Neal serves on the board of directors of Sprint/Nextel Corporation and served on the board of directors of Goodyear Tire & Rubber Company (2007-2012).
Kevin P. Clark, 50, was named executive vice president and chief financial officer of Delphi in February 2013. He was previously senior vice president and chief financial officer since February 2012. He was appointed vice president and chief financial officer in July 2010. Previously, Mr. Clark was a founding partner of Liberty Lane Partners, LLC, a private-equity investment firm focused on building and improving middle-market companies. Prior to Liberty Lane Partners, Mr. Clark served as the chief financial officer of Fisher-Scientific International Inc., a manufacturer, distributor and service provider to the global healthcare market. Mr. Clark served as Fisher-Scientific’s chief financial officer from the company’s initial public offering in 2001 through the completion of its merger with Thermo Electron Corporation in 2006. Prior to becoming chief financial officer, Mr. Clark served as Fisher-Scientific’s corporate controller and treasurer.
Majdi Abulaban, 49, is senior vice president of Delphi and president of Delphi Electrical/Electronic Architecture (E/EA) effective February 2012. He also continues to serve as president of Delphi Asia-Pacific. Mr. Abulaban was most recently president of the Connection Systems product business unit for Delphi E/EA. Mr. Abulaban was appointed managing director for the former Packard Electric Systems’ Asia Pacific operations and became chairman of the board for Delphi Packard Electric Systems Co., Ltd, (China) in July 2002. He previously held a variety of assignments, including business line executive for cockpits at Old Delphi’s former Safety & Interior division since 2001 and director of Asia Pacific Operations for Delphi Harrison Thermal Systems since January 2000.
James A.Bertrand, 55, is senior vice president of Delphi and president of Delphi Thermal Systems. He was named to his current position in October 2009 and was previously vice president of Old Delphi and president of Delphi Thermal Systems since May 2008. Earlier, Mr. Bertrand served a dual role beginning in January 2003 as president of Delphi Automotive Holdings Group and president of Old Delphi’s former Safety & Interior Systems, to which he was named president in January 2000.
Kevin M. Butler, 57,is senior vice president of human resource management and global business services for Delphi. He was named to his current position in November 2009 and previously served as vice president, human resource management and an officer of Old Delphi from 2000 to 2009. From 1997 to 2009, Mr. Butler was general director of human resources at Delphi Delco Electronics Systems.
Steven A. Kiefer, 49, is senior vice president of Delphi and president of Delphi Powertrain Systems. He was named to his current position in July 2011and previously served as general director of engineering and executive director for the HVAC product line within Delphi Thermal Systems from 2009 until his current assignment. In 2005, Mr. Kiefer was named managing director, Delphi Thermal Systems-Europe. Previously, Mr. Kiefer served as chief engineer and business line executive in Delphi’s Powertrain division in Luxembourg and in the Asia Pacific and North America regions.
Lùcia V. Moretti, 48, is senior vice president of Delphi and president of Delphi Product and Service Solutions (DPSS). She was named to her current position in August 2011 and was most recently director of the Global Independent Aftermarket product business unit at DPSS, a position she held since September 2010. Previously, she held a variety of assignments, including director of Aftermarket for South America, director of global marketing for DPSS and managing director for DPSS Europe. Ms. Moretti began her career at Delphi at Delphi Powertrain Systems in 1998.
Jeffrey J. Owens, 58, was named executive vice president and chief technology officer of Delphi in February 2013. He previously was senior vice president and chief technology officer since February 2012. Prior to that role he was vice president of Delphi Electronics and Safety since October 2009 and was previously vice president of Old Delphi and president of Delphi Electronics and Safety, from September 2001 to September 2009. He also served as president of Delphi Asia Pacific from 2006 to 2009.

David M. Sherbin, 53, is senior vice president, general counsel, secretary and chief compliance officer of Delphi. He was named to his current position in October 2009 and previously was vice president, general counsel of Old Delphi, from October 2005 to October 2009. He was appointed chief compliance officer in January 2006. Prior to joining Delphi, Mr. Sherbin was vice president, general counsel and secretary for Pulte Homes, Inc., a national homebuilder, from January 2005 through September 2005. Mr. Sherbin joined Federal-Mogul Corporation in 1997 and was named senior vice president, general counsel, secretary and chief compliance officer in 2003.
James A. Spencer, 59, is executive vice president of operations as of February 2013. He was previously senior vice president of Delphi and sector president of Electrical and Electronics since February 2012. Prior to that he was vice president of Delphi and president of Delphi Electrical/Electronic Architecture since October 2009. Mr. Spencer was vice president of Old Delphi and president of Delphi Electrical/Electronic Architecture, formerly Packard Electric Systems, since 1999 and previously was president of Delphi Asia Pacific from 1999 to 2000. He also has served as president of Delphi Latin America since July 2006.
Jugal K. Vijayvargiya, 44, is senior vice president of Delphi and president of Delphi Electronics and Safety (E&S). He was named to his current position in February 2012 and was most recently vice president of the Infotainment & Driver Interface product business unit (PBU) for Delphi E&S since August 2009. He was previously general director of the Controls & Security PBU since 2006. Earlier, Mr. Vijayvargiya was global business line executive (BLE) for Body Security & Mechatronics at Delphi Electrical/Electronic Architecture. Prior to his BLE assignment, Mr. Vijayvargiya was director of program management before being named product line manager of Audio Systems in 2002.

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
Our business is directly related to automotive sales and automotive vehicle production by our customers. Automotive sales and production are highly cyclical and, in addition to general economic conditions, also depend on other factors, such as consumer confidence and consumer preferences. Lower global automotive sales would be expected to result in substantially all of our automotive OEM customers lowering vehicle production schedules, which has a direct impact on our earnings and cash flows. In addition, automotive sales and production can be affected by labor relations issues, regulatory requirements, trade agreements, the availability of consumer financing and other factors. Economic declines that result in a significant reduction in automotive sales and production by our customers have in the past had, and may in the future have, an adverse effect on our business, results of operations and financial condition.
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
Our sensitivity to economic cycles and any related fluctuation in the businesses of our customers or potential customers may have a material adverse effect on our financial condition, results of operations or cash flows. Automakers across Europe are experiencing difficulties from a weakened economy and tightening credit markets. OEM vehicle production in Europe decreased by 6% from 2011 to 2012. As a result, we have experienced and may continue to experience reductions in orders from these OEM customers. A prolonged downturn in the European automotive industry or a significant change in product mix due to consumer demand could require us to shut down plants or result in impairment charges, restructuring actions or changes in our valuation allowances against deferred tax assets, which could be material to our financial condition and results of operations. Continued uncertainty relating to the economic conditions in Europe may continue to have an adverse impact on our business. If global economic conditions deteriorate or economic uncertainty increases, our customers and potential customers may experience deterioration of their businesses, which may result in the delay or cancellation of plans to purchase our products. If vehicle production were to remain at low levels for an extended period of time or if cash losses for customer defaults rise, our cash flow could be adversely impacted, which could result in our needing to seek additional financing to continue our operations. There can be no assurance that we would be able to secure such financing on terms acceptable to us, or at all.
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
We are dependent on the continued growth, viability and financial stability of our customers. Our customers generally are OEMs in the automotive industry. This industry is subject to rapid technological change, vigorous competition, short product life cycles and cyclical and reduced consumer demand patterns. When our customers are adversely affected by these factors, we may be similarly affected to the extent that our customers reduce the volume of orders for our products. As a result of changes impacting our customers, sales mix can shift which may have either favorable or unfavorable impact on revenue and would include shifts in regional growth, shifts in OEM sales demand, as well as shifts in consumer demand related to vehicle segment purchases and content penetration. For instance, a shift in sales demand favoring a particular OEMs' vehicle model for which we do not have a supply contract may negatively impact our revenue. A shift in regional sales demand toward certain markets could favorably impact the sales of those of our customers that have a large market share in those regions, which in turn would be expected to have a favorable impact on our revenue.
The mix of vehicle offerings by our OEM customers also impacts our sales. A decrease in consumer demand for specific types of vehicles where we have traditionally provided significant content could have a significant effect on our business and financial condition. Our sales of products in the regions in which our customers operate also depend on the success of these customers in those regions.

Declines in the market share or business of our five largest customers may have a disproportionate adverse impact on our revenues and profitability.
Our five largest customers accounted for approximately 47% of our total net sales in the year ended December 31, 2012. Accordingly, our revenues may be disproportionately affected by decreases in any of their businesses or market share. Because our customers typically have no obligation to purchase a specific quantity of parts, a decline in the production levels of any of our major customers, particularly with respect to models for which we are a significant supplier, could disproportionately reduce our sales and thereby adversely affect our financial condition, operating results and cash flows. See Item 1. Supply Relationships with Our Customers.
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
Such disruptions could be caused by any one of a myriad of potential problems, such as closures of one of our or our suppliers’ plants or critical manufacturing lines due to strikes, mechanical breakdowns, electrical outages, fires, explosions or political upheaval, as well as logistical complications due to weather, global climate change, volcanic eruptions, or other natural or nuclear disasters, mechanical failures, delayed customs processing and more. Additionally, as we grow in low cost countries, the risk for such disruptions is heightened. The lack of even a small single subcomponent necessary to manufacture one of our products, for whatever reason, could force us to cease production, even for a prolonged period. Similarly, a potential quality issue could force us to halt deliveries while we validate the products. Even where products are ready to be shipped, or have been shipped, delays may arise before they reach our customer. Our customers may halt or delay their production for the same reason if one of their other suppliers fails to deliver necessary components. This may cause our customers, in turn to suspend their orders, or instruct us to suspend delivery, of our products, which may adversely affect our financial performance.
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
We may encounter manufacturing challenges.
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
Certain of our non-U.S. subsidiaries sponsor defined benefit pension plans, which generally provide benefits based on negotiated amounts for each year of service. Our primary funded non-U.S. plans are located in Mexico and the United Kingdom and were underfunded by $426 million as of December 31, 2012. The funding requirements of these benefit plans, and the related expense reflected in our financial statements, are affected by several factors that are subject to an inherent degree of uncertainty and volatility, including governmental regulation. In addition to the defined benefit pension plans, we have retirement obligations driven by requirements in many of the countries in which we operate. These legally required plans require payments at the time benefits are due. Obligations, net of plan assets, related to the defined benefit pension plans and statutorily required retirement obligations totaled $863 million at December 31, 2012, of which $23 million is included in accrued liabilities and $840 million is included in long-term liabilities in our consolidated balance sheet. Key assumptions used to value these benefit obligations and the cost of providing such benefits, funding requirements and expense recognition include the discount rate and the expected long-term rate of return on pension assets. If the actual trends in these factors are less favorable than our assumptions, this could have an adverse effect on our results of operations and financial condition.
We may suffer future asset impairment and other restructuring charges, including write downs of long-lived assets, goodwill, or intangible assets.
We have taken, are taking, and may take future restructuring actions to realign and resize our production capacity and cost structure to meet current and projected operational and market requirements. Charges related to these actions or any further restructuring actions may have a material adverse effect on our results of operations and financial condition. We cannot assure that any current or future restructuring will be completed as planned or achieve the desired results.
Additionally, from time to time in the past, we have recorded asset impairment losses relating to specific plants and operations. Generally, we record asset impairment losses when we determine that our estimates of the future undiscounted cash flows from an operation will not be sufficient to recover the carrying value of that facility's building, fixed assets and production tooling. For goodwill, we perform a qualitative assessment of whether it is more likely than not that a reporting unit's value is less than its carrying amount. If the fair value of the reporting unit is less than its carrying amount, we compare its implied fair value of goodwill to its carrying amount. If the carrying amount of goodwill exceeds its implied fair value, the reporting unit would recognize an impairment loss for that excess. We cannot assure that we will not incur such charges in the future as changes in economic or operating conditions impacting the estimates and assumptions could result in additional impairment.

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
We have currency exposures related to buying, selling and financing in currencies other than the local currencies of the countries in which we operate. Approximately 67% of our net revenue for the year ended December 31, 2012 was invoiced in currencies other than the U.S. dollar, and we expect net revenue from non-U.S. markets to continue to represent a significant portion of our net revenue. Price increases caused by currency exchange rate fluctuations may make our products less competitive or have an adverse effect on our margins. Currency exchange rate fluctuations may also disrupt the business of our suppliers by making their purchases of raw materials more expensive and more difficult to finance.
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
In addition, we have significant business in Europe and transact much of this business in the Euro currency, including sales and purchase contracts. Although not as prevalent currently, concerns over the stability of the Euro currency and the economic outlook for many European countries, including those that do not use the Euro as their currency, persist. Given the broad range of possible outcomes, it is difficult to fully assess the implications on our business. Some of the potential outcomes could significantly impact our operations. In the event of a country redenominating its currency away from the Euro, the potential impact could be material to operations. We cannot provide assurance that fluctuations in currency exposures will not have a material adverse effect on our financial condition or results of operations, or cause significant fluctuations in quarterly and annual results of operations.
We face risks associated with doing business in non-U.S. jurisdictions.
The majority of our manufacturing and distribution facilities are in countries outside of the U.S., including Mexico and countries in Asia Pacific, Eastern and Western Europe, South America and Northern Africa. We also purchase raw materials and other supplies from many different countries around the world. For the year ended December 31, 2012, approximately 67% of our net revenue came from sales outside the United States. International operations are subject to certain risks inherent in doing business abroad, including:

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
If we fail to manage our growth effectively or to integrate successfully any new or future business ventures, acquisitions, or strategic alliance into our business, our business could be materially adversely harmed.
We expect to pursue business ventures, acquisitions, and strategic alliances that leverage our technology capabilities, enhance our customer base, geographic penetration, and scale to complement our current businesses. While we believe that such transactions are an integral part of our long-term strategy, there are risks and uncertainties related to these activities. Assessing a potential growth opportunity involves extensive due diligence. However, the amount of information we can obtain about a potential growth opportunity may be limited, and we can give no assurance that new business ventures, acquisitions, and strategic alliances will positively affect our financial performance or will perform as planned. We may not be able to successfully assimilate or integrate companies that we acquire, including their personnel, financial systems, distribution, operations and general operating procedures. We may also encounter challenges in achieving appropriate internal control over financial reporting in connection with the integration of an acquired company. If we fail to assimilate or integrate acquired companies successfully, our business, reputation and operating results could be materially impacted. Likewise, our failure to integrate and manage acquired companies successfully may lead to future impairment of any associated goodwill and intangible asset balances.
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
We may be adversely affected by laws or regulations, including environmental regulation, litigation or other liabilities.
We are subject to various U.S. federal, state and local, and non-U.S., laws and regulations, including those related to environmental, health and safety, financial and other matters.
We cannot predict the substance or impact of pending or future legislation or regulations, or the application thereof. The introduction of new laws or regulations or changes in existing laws or regulations, or the interpretations thereof, could increase the costs of doing business for us or our customers or suppliers or restrict our actions and adversely affect our financial condition, operating results and cash flows. An example of such changing regulation is the recent adoption by the SEC of annual disclosure and reporting requirements for those companies who use conflict minerals mined from the Democratic Republic of Congo and adjoining countries in their products. These new requirements will require due diligence efforts in fiscal 2013, with initial disclosure requirements beginning in May 2014. There will be costs associated with complying with these disclosure requirements, including for diligence to determine the sources of conflict minerals that we may find to be used in our products.
We are also subject to regulation governing, among other things:

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
Certain environmental laws impose liability, sometimes regardless of fault, for investigating or cleaning up contamination on or emanating from our currently or formerly owned, leased or operated property, as well as for damages to property or natural resources and for personal injury arising out of such contamination. These environmental laws also assess liability on persons who arrange for hazardous substances to be sent to third party disposal or treatment facilities when such facilities are found to be contaminated. At this time, we are involved in various stages of investigation and cleanup related to environmental remediation matters at a number of present and former facilities in the U.S. and abroad. The ultimate cost to us of site cleanups is difficult to predict given the uncertainties regarding the extent of the required cleanup, the potential for ongoing environmental monitoring and maintenance that could be required for many years, the interpretation of applicable laws and regulations, alternative cleanup methods, and potential agreements that could be reached with governmental and third parties. While we have environmental reserves of approximately $21 million at December 31, 2012 for the cleanup of presently-known environmental contamination conditions, it cannot be guaranteed that actual costs will not significantly exceed these reserves. We also could be named a potentially responsible party at additional sites in the future and the costs associated with such future sites may be material.

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
In addition, we conduct significant business operations in Brazil that are subject to the Brazilian federal labor, social security, environmental, tax and customs laws as well as a variety of state and local laws. While we believe we comply with such laws, they are complex, subject to varying interpretations, and we are often engaged in litigation with government agencies regarding the application of these laws to particular circumstances. As of December 31, 2012, related claims totaling approximately $215 million (using December 31, 2012 foreign currency rates) had been asserted against us. As of December 31, 2012, we maintained reserves for these asserted claims of approximately $38 million (using December 31, 2012 foreign currency rates).
We are subject to a pending antitrust investigation in the European Union related to the supply of wire harnesses to vehicle manufacturers, for which no accruals have been recorded as of December 31, 2012.
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
Delphi Automotive LLP, which acquired certain businesses of the Predecessor on October 6, 2009 (the “Acquisition Date”), was established on August 19, 2009 as a limited liability partnership incorporated under the laws of England and Wales. At the time of its formation, Delphi Automotive LLP elected to be treated as a partnership for U.S. federal income tax purposes.

We believe there is a significant risk that the Internal Revenue Service (the "IRS") may assert that Delphi Automotive LLP, and as a result Delphi Automotive PLC, should be treated as a domestic corporation for U.S. federal income tax purposes, retroactive to the Acquisition Date. If Delphi Automotive LLP were treated as a domestic corporation for U.S. federal income tax purposes, we expect that, although Delphi Automotive PLC incorporated under the laws of Jersey and is a tax resident in the U.K., it would also be treated as a domestic corporation for U.S. federal income tax purposes.
Delphi Automotive LLP filed U.S. federal partnership tax returns for 2009, 2010 and 2011. The IRS is currently reviewing whether Section 7874 applies to Delphi Automotive LLP’s acquisition of certain businesses of the Predecessor. We believe, after consultation with counsel, that neither Delphi Automotive LLP nor Delphi Automotive PLC should be treated as domestic corporations for U.S. federal income tax purposes, and intend to vigorously contest any assertion by the IRS to the contrary, including through litigation if we were unable to reach a satisfactory resolution with the IRS. However, no assurance can be given that the IRS will not contend, or that a court will not conclude, that Delphi Automotive LLP, and therefore Delphi Automotive PLC, should be treated as a domestic corporation for U.S. federal income tax purposes. No accrual for this matter has been recorded as of December 31, 2012.
If these entities were treated as domestic corporations for U.S. federal income tax purposes, the Company would be subject to U.S. federal income tax on its worldwide taxable income, including distributions, as well as deemed income inclusions from some of its non-U.S. subsidiaries. This could have a material adverse impact on our income tax liability in the future. However, the Company may also benefit from deducting certain expenses that are currently not deducted in the U.S. As a U.S. company, any dividends we pay to non-U.S. shareholders could also be subject to U.S. federal income tax withholding at a rate of 30% (unless reduced or eliminated by an income tax treaty), and it is possible that tax may be withheld on such dividends in certain circumstances even before a final determination has been made with respect to the Company's U.S. income tax status. In addition, we could be liable for the failure by Delphi Automotive LLP to withhold U.S. federal income taxes on distributions to its non-U.S. members for periods beginning on or after the Acquisition Date.
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

ITEM 2. PROPERTIES
As of December 31, 2012, we owned or leased 126 major manufacturing sites and 15 major technical centers in 32 countries. A manufacturing site may include multiple plants and may be wholly or partially owned or leased. We also have many smaller manufacturing sites, sales offices, warehouses, engineering centers, joint ventures and other investments strategically located throughout the world. The following table shows the regional distribution of our major manufacturing sites by the operating segment that uses such facilities:

	North America	Europe, Middle East & Africa	Asia Pacific	South America	Total
Electrical/Electronic Architecture	29	22	16	8	75
Powertrain Systems	4	10	5	2	21
Electronics and Safety	3	10	3	1	17
Thermal Systems	5	2	5	1	13
Total	41	44	29	12	126
In addition to these manufacturing sites, we had 15 major technical centers: five in North America; five in Europe, Middle East and Africa; four in Asia Pacific; and one in South America.
Of our 126 major manufacturing sites and 15 major technical centers, which include facilities owned or leased by our consolidated subsidiaries, 81 are primarily owned and 60 are primarily leased.

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

ITEM 3. LEGAL PROCEEDINGS
We are from time to time subject to various actions, claims, suits, government investigations, and other proceedings incidental to our business, including those arising out of alleged defects, breach of contracts, competition and antitrust matters, product warranties, intellectual property matters, personal injury claims and employment-related matters. It is our opinion that the outcome of such matters will not have a material adverse impact on our consolidated financial position, results of operations, or cash flows. With respect to warranty matters, although we cannot ensure that the future costs of warranty claims by customers will not be material, we believe our established reserves are adequate to cover potential warranty settlements. However, the final amounts required to resolve these matters could differ materially from our recorded estimates.
European Union Antitrust Investigation
Delphi has received requests for information from antitrust authorities at the European Commission seeking information about alleged conduct by Delphi in connection with an investigation of automotive parts suppliers concerning possible violations of antitrust laws related to the supply of wire harnesses to vehicle manufacturers. Delphi is cooperating fully with the European authorities. Investigations of this nature often continue for several years and may result in fines imposed by the European authorities. Depending on its size, a potential fine could result in a material adverse impact on the Company’s operating results and cash flows. At this time, Delphi is unable to estimate any reasonably possible range of loss that may ultimately result from this investigation. No accrual for this matter has been recorded as of December 31, 2012.
Unsecured Creditors Litigation
In December 2011, a complaint was filed in the Bankruptcy Court alleging that the redemption by Delphi Automotive LLP of the membership interests of GM and the PBGC, the initial public offering and a distribution by Delphi Automotive LLP in the amount of $95 million principally in respect of taxes constituted, in the aggregate, distributions to the members of Delphi Automotive LLP in excess of $7.2 billion. The complaint further alleged that such aggregate distributions obligate Delphi Automotive LLP to pay to the holders of allowed general unsecured claims against the Predecessor $32.50 for every $67.50 in excess of $7.2 billion in distributions, up to a maximum of $300 million. In March 2012, the Bankruptcy Court heard arguments and granted Delphi’s motion to dismiss the complaint. In June 2012, the unsecured creditors filed an appeal of the decision of the Bankruptcy Court with the United States District Court for the Southern District of New York (the “U.S. District Court”). In October 2012, the U.S. District Court upheld the decision of the Bankruptcy Court. Because no further appeal was taken, the decision is final. No accrual for this matter has been recorded as of December 31, 2012 as the Company was able to successfully defend against this claim.
Warranty Matter
In 2009, we received information regarding potential warranty claims related to certain components supplied by our Powertrain segment. In March 2011, we reached a settlement with our customer related to this matter. During the three months ended March 31, 2011, we recognized an unusual warranty expense in cost of sales of approximately $76 million as a result of the settlement agreement. In April 2011, Delphi made a payment of €90 million (approximately $133 million at April 30, 2011 foreign currency rates) related to this matter. In April 2012, we made the final scheduled payment of €60 million (approximately $80 million at April 30, 2012 foreign currency rates) related to this matter. In September 2012, as a result of favorable warranty claims experience, we reached a final settlement with our customer related to ongoing warranty claims for production subsequent to the March 2011 settlement, and recorded a change in our previous estimate of warranty claims by recognizing a $25 million reduction of warranty expense in cost of sales in September 2012.
We have recognized our best estimate for our total aggregate warranty reserves across all of our operating segments as of December 31, 2012. The estimated reasonably possible amount to ultimately resolve all matters is not materially different from the recorded reserves.

Brazil Matters
Delphi conducts significant business operations in Brazil that are subject to the Brazilian federal labor, social security, environmental, tax and customs laws, as well as a variety of state and local laws. While Delphi believes it complies with such laws, they are complex, subject to varying interpretations, and the Company is often engaged in litigation with government agencies regarding the application of these laws to particular circumstances. In addition, Delphi also is a party to commercial and labor litigation with private parties in Brazil. As of December 31, 2012, related claims totaling $215 million (using December 31, 2012 foreign currency rates) have been asserted against Delphi. As of December 31, 2012, the Company maintains accruals for these asserted claims of $38 million (using December 31, 2012 foreign currency rates). The amounts accrued represent claims that are deemed probable of loss and are reasonably estimable based on the Company’s analyses and assessment of the asserted claims and prior experience with similar matters. While the Company believes its accruals are adequate, the final amounts required to resolve these matters could differ materially from the Company’s recorded estimates and Delphi’s results of operations could be materially affected.
Iran Sanctions Disclosure
The Iran Threat Reduction and Syria Human Rights Act of 2012 (“ITRSHRA”), which was signed into law on August 10, 2012, includes a provision requiring issuers to disclose information relating to certain transactions with Iran or with persons or entities designated under certain executive orders. Prior to the enactment of ITRSHRA, we had a longstanding policy of reviewing and determining that any matter relating to possible transactions involving Iran did not violate applicable U.S. export controls and sanctions laws, and we do not believe that we have conducted any transactions that violated applicable laws. During 2012, certain of our non-U.S. affiliates engaged in transactions involving Iran in accordance with applicable law. Our non-U.S. affiliates have ceased transactions involving Iran as of October 9, 2012, as required by ITRSHRA.
Prior to October 9, 2012, some of our non-U.S. affiliates sold items out of general inventory to non-U.S. distributors outside of Iran, who sold those items to retail or automotive assembly, service, or repair establishments in Iran. The sales made to these non-U.S. distributors of items that were subsequently resold into Iran totaled approximately $3.7 million and generated operating income of approximately $0.7 million. In 2012, our non-U.S. affiliates received payments of approximately $2.7 million related to these sales. The items were all non-U.S. origin automotive components which, if exported from the United States, would not have required a U.S. export license (except for direct export to Iran and certain other very limited destinations or entities).
Our non-U.S. affiliates received payments from the distributors through banks outside of Iran. However, some of those transactions may have involved transfers of funds to the distributors through Iranian Government-owned banks, and we are not certain of the exact path of such transfers, and whether those transactions are therefore required to be disclosed under Section 13(r)(1)(D)(iii) or otherwise of the Securities Exchange Act of 1934. The transactions disclosed herein were not prohibited under any U.S. export controls and sanctions laws at the time the transactions were undertaken because they were not conducted by U.S. persons or entities, did not involve ten percent (10%) or more U.S.-origin content, and were not otherwise prohibited.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our ordinary shares have been publicly traded since November 17, 2011 when our ordinary shares were listed and began trading on the New York Stock Exchange (NYSE) under the symbol “DLPH”.
The following table sets forth the high and low sales price per share of our ordinary shares, as reported by NYSE, for the period from commencement of trading on November 17, 2011 through December 31, 2012. As of February 1, 2013, there were approximately 25 shareholders of record of our ordinary shares.

	Price Range of Ordinary Shares
	High	Low
Period from November 17 through December 31, 2011	$22.13	$19.63
Period from January 1 through March 31, 2012	$32.33	$22.14
Period from April 1 through June 30, 2012	$32.20	$25.43
Period from July 1 through September 30, 2012	$32.02	$25.29
Period from October 1 through December 31, 2012	$38.25	$30.50
The following graph reflects the comparative changes in the value from November 17, 2011, the first day of our ordinary shares trading on the NYSE, through December 31, 2012, assuming an initial investment of $100 and the reinvestment of dividends, if any in (1) our ordinary shares, (2) the S&P 500 index, and (3) the Automotive Supplier Peer Group. Historical performance may not be indicative of future shareholder returns.
Stock Performance Graph
* $100 invested on 11/17/11 in our stock or 10/31/11 in the relevant index, including reinvestment of dividends. Fiscal year ending December 31, 2012.

(1)	Delphi Automotive PLC

(2)	S&P 500 – Standard & Poor’s 500 Total Return Index

(3)
Automotive Supplier Peer Group – Russell 3000 Auto Parts Index, including American Axle & Manufacturing, BorgWarner Inc., Cooper Tire & Rubber Company, Dana Holding Corp., Delphi Automotive PLC, Dorman Products Inc., Exide Technologies, Federal-Mogul Corp., Ford Motor Co., Fuel Systems Solutions Inc., General Motors Co., Gentex Corp., Gentherm Inc., Genuine Parts Co., Johnson Controls Inc., LKQ Corp., Lear Corp., Meritor Inc., Standard Motor Products Inc., Stoneridge Inc., Superior Industries International, TRW Automotive Holdings Corp., Tenneco Inc., Tesla Motors Inc., The Goodyear Tire & Rubber Co., Tower International Inc., US Auto Parts Network Inc., Visteon Corp., and WABCO Holdings Inc.

Company Index	November 17, 2011	December 31, 2011	December 31, 2012
Delphi Automotive PLC (1)	100.00	100.98	179.33
S&P 500 (2)	100.00	100.80	116.93
Automotive Supplier Peer Group (3)	100.00	89.18	110.44
Dividends
Delphi Automotive PLC does not currently pay any cash dividends on its share capital.
In October 2011, the Board of Managers of Delphi Automotive LLP approved a distribution of approximately $95 million, which was paid on December 5, 2011, principally in respect of taxes, to members of Delphi Automotive LLP who held membership interests as of the close of business on October 31, 2011.
Equity Compensation Plan Information
The table below contains information about securities authorized for issuance under equity compensation plans. The features of these plans are discussed further in Note 19. Share-Based Compensation to our consolidated financial statements.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Restricted Common Stock Warrants and Rights (a)		Weighted-Average Exercise Price of Outstanding Options, Restricted Common Stock Warrants and Rights (b)		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,950,510	(1)	—	(2)	21,026,606	(3)
Equity compensation plans not approved by security holders	—		—		—
Total	1,950,510		—		21,026,606

(1)
Includes (a) 64,459 outstanding restricted stock units granted to our Board of Directors and (b) 1,836,068 outstanding time- and performance-based restricted stock units granted to our executives. All grants were made under the Delphi Automotive PLC Long Term Incentive Plan (the "PLC LTIP").

(2)	The restricted stock units have no exercise price.

(3)	Remaining shares available under the PLC LTIP.
Repurchase of Equity Securities
A summary of our ordinary shares repurchased during the quarter ended December 31, 2012, is shown below:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (in millions) (3)
October 1, 2012 to October 31, 2012	—	$—	—	$738
November 1, 2012 to November 30, 2012	427,800	32.87	427,800	724
December 1, 2012 to December 31, 2012	2,253,489	33.99	2,253,489	647
Total	2,681,289	33.81	2,681,289

(1)	The total number of shares purchased under the Board authorized plans described below.

(2)	Excluding commissions.

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

	Successor (1)				Predecessor (2)
	Year ended December 31,			Period from August 19 to December 31, 2009	Period from January 1 to October 6, 2009	Year ended December 31,

	2012	2011	2010			2008
	(dollars and shares in millions, except per share data)				(dollars and shares in millions, except per share data)
Statements of operations data:
Net sales	$15,519	$16,041	$13,817	$3,421	$8,334	$16,808
Depreciation and amortization	486	475	421	139	540	822
Operating income (loss)	1,476	1,644	940	(10)	(1,118)	(1,425)
Interest expense	(136)	(123)	(30)	(8)	—	(434)
Reorganization items, net	—	—	—	—	10,210	5,147
Income (loss) from continuing operations	1,160	1,223	703	(3)	9,391	3,163
Net income (loss)	1,160	1,223	703	(3)	9,347	3,066
Net income attributable to noncontrolling interest	83	78	72	15	29	29
Net income (loss) attributable to Successor/Predecessor	1,077	1,145	631	(18)	9,318	3,037

Net income (loss) per share data:
Income (loss) from continuing operations attributable to Successor/Predecessor	$3.34	$2.72	$0.92	$(0.03)	$16.58	$5.55
Loss from discontinued operations attributable to Successor/Predecessor	—	—	—	—	(0.08)	(0.17)
Basic income (loss) per share attributable to Successor/Predecessor	$3.34	$2.72	$0.92	$(0.03)	$16.50	$5.38
Diluted income (loss) per share attributable to Successor/Predecessor	$3.33	$2.72	$0.92	$(0.03)	$16.50	$5.38
Weighted average shares outstanding	323	421	686	685	565	565

Other financial data:
Capital expenditures	$705	$630	$500	$88	$321	$771
EBITDA(3)	1,962	2,119	1,361	129	(514)	(211)
Adjusted EBITDA(3)	2,142	2,150	1,633	313	(229)	269
EBITDA margin(4)	12.6%	13.2%	9.9%	3.8%	(6.2)%	(1.3)%
Adjusted EBITDA margin(4)	13.8%	13.4%	11.8%	9.1%	(2.7)%	1.6%
Net cash provided by (used in) operating activities	1,478	1,377	1,142	159	(257)	455
Net cash (used in) provided by investing activities	(1,631)	(10)	(911)	885	(1,052)	(958)
Net cash (used in) provided by financing activities	(105)	(3,194)	(126)	2,062	315	465

	Successor (1)				Predecessor(2)
	As of December 31, 2012	As of December 31, 2011	As of December 31, 2010	As of December 31, 2009	As of December 31, 2008
	(in millions, except employee data)				(in millions, except employee data)
Balance sheet and employment data:
Cash and cash equivalents	$1,105	$1,363	$3,219	$3,107	$959
Total assets	$10,176	$9,128	$11,082	$10,307	$10,306
Total debt	$2,464	$2,103	$289	$396	$4,229
Working capital, as defined(5)	$1,213	$1,116	$1,059	$1,217	$1,838
Liabilities subject to compromise	$—	$—	$—	$—	$14,583
Shareholders’ deficit	N/A	N/A	N/A	N/A	$(14,266)
Shareholders’ equity	$2,830	$2,171	$6,099	$5,366	N/A
Global employees(6)	118,000	104,000	99,700	104,800	146,600

(1)
On October 26, 2012, we completed the acquisition of MVL. MVL is a leading global manufacturer of automotive connection systems with a focus on high-value, leading technology applications. Given the timing of the acquisition it is not fully reflected in our 2012 results and impacts comparability to 2011 and 2010 results.

(2)
On October 6, 2009, Delphi Automotive LLP acquired the major portion of the business of the Predecessor, and this business constituted the entirety of the operations of the Successor. The Predecessor adopted the accounting guidance in Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) 852, Reorganizations, effective October 8, 2005 and has segregated in the financial statements for all reporting periods subsequent to such date and through the acquisition on October 6, 2009 by Delphi Automotive LLP and the emergence by Old Delphi from Chapter 11. Our consolidated financial statements are not comparable to the consolidated financial statements of the Predecessor due to the effects of the emergence from Chapter 11 and the change in the basis of presentation.

(3)
Our management utilizes net income before depreciation and amortization (including long-lived asset and goodwill impairment), interest expense, other income (expense), net, income tax expense and equity income, net of tax (“EBITDA”) to evaluate performance. EBITDA was used as a performance indicator for the year ended December 31, 2012.

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

The reconciliation of Adjusted EBITDA to EBITDA includes other transformation and rationalization costs related to 1) the implementation of information technology systems to support finance, manufacturing and product development initiatives, 2) certain plant consolidations and closures costs, 3) consolidation of many staff administrative functions into a global business service group and 4) the on-going integration costs related to the acquisition of MVL. The reconciliation of EBITDA and Adjusted EBITDA to net income (loss) attributable to Successor/Predecessor follows:

	Successor (1)				Predecessor (2)
	Year ended December 31,			Period from August 19 to December 31, 2009	Period from January 1 to October 6, 2009	Year ended December 31,

	2012	2011	2010			2008
Adjusted EBITDA	$2,142	$2,150	$1,633	$313	$(229)	$269
Transformation and rationalization charges:
Employee termination benefits and other exit costs	(171)	(31)	(224)	(126)	(235)	(326)
Other transformation and rationalization costs	(9)	—	(48)	(58)	(50)	(154)
EBITDA	$1,962	$2,119	$1,361	$129	$(514)	$(211)
Depreciation and amortization	(486)	(475)	(421)	(139)	(540)	(822)
Goodwill impairment charges	—	—	—	—	—	(325)
Discontinued operations	—	—	—	—	(64)	(67)
Operating income (loss)	$1,476	$1,644	$940	$(10)	$(1,118)	$(1,425)
Interest expense	(136)	(123)	(30)	(8)	—	(434)
Other income (expense), net	5	(15)	34	(17)	24	9
Reorganization items	—	—	—	—	10,210	5,147
Income (loss) from continuing operations before income taxes and equity income (loss)	1,345	1,506	944	(35)	9,116	3,297
Income tax (expense) benefit	(212)	(305)	(258)	27	311	(163)
Equity income (loss), net of tax	27	22	17	5	(36)	29
Loss from discontinued operations, net of tax	—	—	—	—	(44)	(97)
Net income (loss)	$1,160	$1,223	$703	$(3)	$9,347	$3,066
Net income attributable to noncontrolling interest	83	78	72	15	29	29
Net income (loss) attributable to Successor/Predecessor	$1,077	$1,145	$631	$(18)	$9,318	$3,037

(4)	EBITDA margin is defined as EBITDA as a percentage of revenues. Adjusted EBITDA margin is defined as Adjusted EBITDA as a percentage of revenues.
(5)	Working capital is calculated herein as accounts receivable plus inventories less accounts payable.
(6)	Excludes temporary and contract workers. As of December 31, 2012, we employed approximately 37,000 temporary and contract workers.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following management’s discussion and analysis of financial condition and results of operations (“MD&A”) is intended to help you understand the business operations and financial condition of the Company for the three year period ended December 31, 2012. This discussion should be read in conjunction with Item 8. Financial Statements and Supplementary Data. Our MD&A is presented in seven sections:

•	Executive Overview

•	Consolidated Results of Operations

•	Results of Operations by Segment

•	Liquidity and Capital Resources

•	Off-Balance Sheet Arrangements and Other Matters

•	Significant Accounting Policies and Critical Accounting Estimates

•	Recently Issued Accounting Pronouncements
Within the MD&A, “Delphi,” the “Company,” “we,” “us” and “our” refer to Delphi Automotive PLC, a public limited company which was formed under the laws of Jersey on May 19, 2011, together with its subsidiaries, including Delphi Automotive LLP, a limited liability partnership incorporated under the laws of England and Wales which was formed on August 19, 2009 for the purpose of acquiring certain assets and subsidiaries of the former Delphi Corporation, and became a subsidiary of Delphi Automotive PLC in connection with the completion of the Company’s initial public offering on November 22, 2011. The former Delphi Corporation and, as the context may require, its subsidiaries and affiliates, are referred to herein as the “Predecessor”.
Executive Overview
Our Business
We are a leading global vehicle components manufacturer and provide electrical and electronic, powertrain, safety and thermal technology solutions to the global automotive and commercial vehicle markets. We are one of the largest vehicle component manufacturers and our customers include all 25 of the largest automotive original equipment manufacturers (“OEMs”) in the world.
Business Strategy
We believe the Company is well-positioned for growth from increasing global vehicle production volumes, increased demand for our Safe, Green and Connected products which are being added to vehicle content, and new business wins with existing and new customers. We have successfully created a competitive cost structure, aligned our product offerings with the faster-growing industry mega-trends and re-aligned our manufacturing footprint into an efficient regional service model, allowing us to increase our profit margins.
Our achievements in 2012 included the following:

•
Acquiring FCI Group's ("FCI") Motorized Vehicles Division ("MVL"), a leading global manufacturer of automotive connector systems with a focus on high value, leading technology applications, which we believe will result in significant operating and financial synergies when fully integrated with our existing connector business;

•	Generating gross business bookings of $26.3 billion, based upon expected volumes and pricing;

•
Continuing our focus on diversifying our geographic, product and customer mix, resulting in 34% of our 2012 net sales generated in the North American market, 25% of our 2012 net sales generated in emerging markets, and 18% generated from our largest customer;

•
Monitoring our operational flexibility and profitability at all points in the normal automotive business cycle, by having approximately 92% of our hourly workforce based in low cost countries and approximately 28% of our hourly workforce composed of temporary employees;

•
Continuing to reduce our cost structure and rotate our manufacturing footprint through the proactive implementation of selective restructuring activities, particularly in Europe, totaling approximately $300 million through the end of 2013;

•	Executing share repurchases totaling $403 million in 2012; and

•
Investing capital and deploying engineering resources strategically to further enhance our portfolio of 10 business units and 33 product lines that are centered around the mega-trends of Safe, Green and Connected.

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
Leveraging Our Engineering and Technological Capabilities. We seek to leverage our strong product portfolio tied to the industry’s key mega-trends with our global footprint to increase our revenues, as well as committing to substantial annual investment in research and development to maintain and enhance our leadership in each of our product lines.
Capitalizing on Our Scale, Global Footprint and Established Position in Emerging Markets. We intend to generate sustained growth by capitalizing on the breadth and scale of our operating capabilities. Our global footprint provides us important proximity to our customers’ manufacturing facilities and allows us to serve them in every region in which they operate. We anticipate that we will continue to build upon our extensive geographic reach to capitalize on fast-growing automotive markets, particularly in China, Brazil, India and Russia. In addition, our presence in low cost countries positions us to realize incremental margin improvements as the global balance of automotive production shifts towards emerging markets.
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
Pursuing Selected Acquisitions and Strategic Alliances. We intend to continue to pursue selected transactions that leverage our technology capabilities and enhance our customer base, geographic penetration and scale to complement our current businesses.
Trends, Uncertainties and Opportunities
Rate of economic recovery. Our business is directly related to automotive sales and automotive vehicle production by our customers. Automotive sales depend on a number of factors, including economic conditions. Although global automotive vehicle production increased almost 6% from 2011 to 2012 and is expected to increase by an additional 2% in 2013, economic uncertainties persist in Europe, resulting in reduced consumer demand for vehicles and a decrease in vehicle production in Europe of 6% from 2011 to 2012. Continued economic weakness in Europe or weakness in North America or Asia could result in a significant reduction in automotive sales and production by our customers, which would have an adverse effect on our business, results of operations and financial condition. Additionally, volatility in oil and gasoline prices negatively impacts consumer confidence and automotive sales, as well as the mix of future sales (from trucks and sport utility vehicles toward smaller, fuel-efficient passenger cars). While our diversified customer and geographic revenue base have well positioned us to withstand the impact of industry downturns and benefit from industry upturns, shifts to vehicles with less content would adversely impact our profitability.
Emerging markets growth. Rising income levels in the emerging markets of China, Brazil, India and Russia, are resulting in stronger growth rates in these markets. Our strong global presence and presence in these markets have positioned us to experience above-market growth rates. We continue to expand our established presence in emerging markets, positioning us to benefit from the expected growth opportunities in these regions. We are capitalizing on our long-standing relationships with the global OEMs and further enhancing our positions with the emerging market OEMs to continue expanding our worldwide leadership. We continue to build upon our extensive geographic reach to capitalize on fast-growing automotive markets, including China, Brazil, India and Russia. We believe that our presence in low cost countries positions us to realize incremental margin improvements as the global balance of automotive production shifts towards the emerging markets.
We have a strong presence in China, where we have operated for nearly 20 years. All of our business segments have operations and sales in China. As a result, we have well-established relationships with all of the major OEMs in China. We generated approximately $2.3 billion in revenue from China in 2012. With only 22 of our 33 offered products locally manufactured in 2012, we believe we have the opportunity to expand additional product lines into China, and as a result, we see further growth potential.

Market driven products. Our product offerings satisfy the OEMs’ need to meet increasingly stringent government regulations and meet consumer preferences for products that address the mega-trends of Safe, Green and Connected, leading to increased content per vehicle, greater profitability and higher margins. With these offerings, we believe we are well-positioned to benefit from the growing demand for vehicle content related to safety, fuel efficiency, emissions control and connectivity to the global information network. Our Electrical/Electronic Architecture and Electronics and Safety segments are benefiting from the substantial increase in vehicle content and electrification requiring a complex and reliable electrical architecture and systems to operate, such as hybrid power electronics, electrical vehicle monitoring, lane departure warning systems, integrated electronic displays, navigation systems and consumer electronics. Our ability to design a reliable electrical architecture that optimizes power distribution and/or consumption is key to satisfying the OEMs’ need to reduce emissions while continuing to meet the demands of consumers. Additionally, our Powertrain Systems and Thermal Systems segments are also focused on addressing the demand for increased fuel efficiency and emission control by improving fuel consumption and heat dissipation, which are principal factors influencing fuel efficiency and emissions.
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
Engineering, design & development. Our history and culture of innovation have enabled us to develop significant intellectual property and design and development expertise to provide advanced technology solutions that meet the demands of our customers. We have a team of more than 18,000 scientists, engineers and technicians focused on developing leading product solutions for our key markets, located at 15 major technical centers in Brazil, China, France, Germany, India, Luxembourg, Mexico, Poland, South Korea, the United Kingdom and the United States. We invest approximately $1.6 billion (which includes approximately $400 million co-investment by customers and government agencies) annually in research and development, including engineering, to maintain our portfolio of innovative products, and owned/held approximately 7,000 patents and protective rights as of December 31, 2012. We also encourage “open innovation” and collaborate extensively with peers in the industry, government agencies and academic institutions. Our technology competencies are recognized by both customers and government agencies, who have co-invested approximately $400 million annually in new product development, accelerating the pace of innovation and reducing the risk associated with successful commercialization of technological breakthroughs.
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
We are focused on maintaining a low fixed cost structure that provides us flexibility to remain profitable despite decreases in industry volumes and at all points of the traditional vehicle industry production cycle. We believe that our lean cost structure will allow us to remain profitable at all points of the traditional vehicle industry production cycle. As a result, approximately 92% of our hourly workforce is located in low cost countries. Furthermore, we have substantial operational flexibility by leveraging a large workforce of temporary workers, which represented approximately 28% of the hourly workforce as of December 31, 2012. However, we will continue to adjust our cost structure and manufacturing footprint in response to continued economic uncertainties, as evidenced by the restructuring activities, including the actions related to the integration of MVL, we initiated in the fourth quarter of 2012, particularly in Europe, totaling approximately $300 million through the end of 2013. Assuming constant product mix and pricing, based on our 2012 results, we estimate that our net income before depreciation and amortization (including long-lived asset and goodwill impairment), interest expense, other income (expense), net, income tax expense and equity income, net of tax (“EBITDA”) breakeven level would be reached if we experienced a 36% downturn to current product volumes.
We have a strong balance sheet with gross debt of approximately $2.5 billion and substantial liquidity of approximately $2.4 billion of cash and cash equivalents and available financing under our Revolving Credit Facility (as defined below in Liquidity and Capital Resources) as of December 31, 2012, and no significant U.S. defined benefit or workforce postretirement health care benefits and employer-paid postretirement basic life insurance benefits (“OPEB”) liabilities. We intend to maintain strong financial discipline targeting industry-leading earnings growth, cash flow generation and return on invested capital and to maintain sufficient liquidity to sustain our financial flexibility throughout the industry cycle.
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
On October 26, 2012, we completed the acquisition of MVL. MVL is a leading global manufacturer of automotive connection systems with a focus on high-value, leading technology applications. We believe this transaction enhances our position as a leading supplier of automotive electrical/electronic architecture, expands our portfolio of high-growth electronic connectors, further strengthens our premier customer base, enhances our footprint in fast-growing markets, provides significant opportunity to accelerate long-term sales and earnings growth and delivers significant synergies which are expected to expand EBITDA margins. We are integrating MVL into our Electrical/Electronic Architecture segment. Given the timing of the acquisition it is not fully reflected in our 2012 results and impacts comparability to 2011 and 2010 results.
Our History and Structure
On August 19, 2009, Delphi Automotive LLP, a limited liability partnership organized under the laws of England and Wales, was formed for the purpose of acquiring certain assets and subsidiaries of the former Delphi Corporation, our Predecessor ("the Acquisition"), which, along with certain of its U.S. subsidiaries, had filed voluntary petitions for bankruptcy in October 2005. On October 6, 2009, Delphi Automotive LLP acquired the major portion of the business of the Predecessor and issued membership interests to a group of investors consisting of lenders to the Predecessor, General Motors Company ("GM") and the Pension Benefit Guaranty Corporation (the “PBGC”).
On March 31, 2011, all of the outstanding Class A and Class C membership interests held by GM and the PBGC were redeemed, respectively, for approximately $4.4 billion. The redemption transaction was funded by a $3.0 billion credit facility entered into on March 31, 2011 (the “Credit Facility”) and existing cash.
On May 19, 2011, Delphi Automotive PLC was formed as a Jersey public limited company, and had nominal assets, no liabilities and had conducted no operations prior to its initial public offering. On November 22, 2011, in conjunction with the completion of its initial public offering by the selling shareholders, all of the outstanding equity of Delphi Automotive LLP was exchanged for ordinary shares by its equity holders in Delphi Automotive PLC. As a result, Delphi Automotive LLP became a wholly-owned subsidiary of Delphi Automotive PLC.
Consolidated Results of Operations
In 2012, total global OEM production volumes increased 6% from 2011. Although total global OEM production volumes increased, indicating a stabilization of the global economy, the economic recovery was uneven from a regional perspective. Continued economic uncertainties persisted in Europe, resulting in a reduction in consumer demand for vehicles and a decrease in vehicle production of 6% in 2012 compared to 2011. Additionally, although North American OEM production volumes increased in 2012, current OEM production volumes in Western Europe, and to a lesser extent, North America, continue to be substantially less than OEM production volumes prior to the disruptions in the economic and credit markets experienced in

2008 and 2009. Although our industry-leading and flexible cost structure enabled us to maintain strong gross margins and operating earnings, we initiated various restructuring programs in the fourth quarter that are intended to further improve our cost structure and margins and increase shareholder value. We expect these restructuring activities, including the actions related to the integration of MVL, to total approximately $300 million through the end of 2013. In the fourth quarter of 2012, we recorded restructuring charges totaling $154 million which includes employee related and other costs. Additionally, we recognized non-cash asset impairment charges of $15 million, recognized in cost of sales. Approximately 75% of the restructuring actions are in Europe, including workforce reductions as well as plant closures, and are expected to be substantially completed by the end of 2013. The company incurred cash expenditures for these restructuring actions of approximately $20 million in 2012, and expects future cash expenditures in 2013 of approximately $175 million. While we continue to operate in a cyclical industry that is impacted by movements in both global as well as regional economies, we believe our strong balance sheet coupled with our flexible cost structure will position us to capitalize on any strengthening of global or regional economies and improvements in OEM production volumes.
Our total net sales during the year ended December 31, 2012 were $15.5 billion, or 3% lower compared to 2011. Although Delphi's overall sales volumes were consistent with the prior year, reported sales were lower due to the negative currency translation from Euro and Brazilian Real denominated sales to U.S. dollars. This compares to total global OEM production increases of 6% in 2012. However, a significant portion of this production increase was attributable to Japanese OEMs recovering from the March 2011 Japan earthquake and tsunami. As Delphi has a relatively limited content penetration with the Japanese OEMs, as anticipated, our volume growth from our OEM customers in 2012 was slower than the overall market.
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
We typically experience (as described below) fluctuations in operating income due to:

•	Volume, net of contractual price reductions—changes in volume offset by contractual price reductions (which typically range from 1% to 3% of net sales) and changes in mix;

•	Operational performance—changes to costs for materials and commodities or manufacturing variances; and

•	Other—including restructuring costs and any remaining variances not included in Volume, net of contractual price reductions or Operational performance.
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

2012 versus 2011
The results of operations for the years ended December 31, 2012 and 2011 were as follows:

	Year Ended December 31,
	2012		2011		Favorable/ (unfavorable)
	(dollars in millions)
Net sales	$15,519		$16,041		$(522)
Cost of sales	12,861		13,386		525
Gross margin	2,658	17.1%	2,655	16.6%	3
Selling, general and administrative	927		901		(26)
Amortization	84		79		(5)
Restructuring	171		31		(140)
Operating income	1,476		1,644		(168)
Interest expense	(136)		(123)		(13)
Other income (expense), net	5		(15)		20
Income before income taxes and equity income	1,345		1,506		(161)
Income tax expense	(212)		(305)		93
Income before equity income	1,133		1,201		(68)
Equity income, net of tax	27		22		5
Net income	1,160		1,223		(63)
Net income attributable to noncontrolling interest	83		78		5
Net income attributable to Delphi	$1,077		$1,145		$(68)

Total Net Sales
Below is a summary of our total net sales for the years ended December 31, 2012 versus December 31, 2011.

	Year Ended December 31,			Variance Due To:
	2012	2011	Favorable/ (unfavorable)	Volume, net of contractual price reductions	FX	Commodity pass- through	Other	Total
	(in millions)			(in millions)
Total net sales	$15,519	$16,041	$(522)	$61	$(578)	$(113)	$108	$(522)

Total net sales for the year ended December 31, 2012 decreased 3% compared to the year ended December 31, 2011. Although we experienced volume growth of approximately 1%, reported sales decreased due to unfavorable currency impacts, principally related to the Euro and Brazilian Real, and lower commodity pass-through. Additionally, included in Other above are increased sales of approximately $110 million resulting primarily from the acquisition of MVL in October 2012.

Operating Results
The information below summarizes the operating results for the year ended December 31, 2012 as compared to the year ended December 31, 2011.

Cost of Sales
Cost of sales is primarily comprised of material, labor, manufacturing overhead, freight, fluctuations in foreign currency exchange rates, product engineering, design and development expenses, depreciation and amortization, warranty costs and other operating expenses. Gross margin is revenue less cost of sales and gross margin percentage is gross margin as a percent of net sales.
Cost of sales decreased $525 million for the year ended December 31, 2012 compared to the year ended December 31, 2011, as summarized below.

	Year Ended December 31,			Variance Due To:
	2012	2011	Favorable/ (unfavorable)	Volume (a)	FX	Operational performance	Other	Total
	(dollars in millions)			(in millions)
Cost of sales	$12,861	$13,386	$525	$(414)	$471	$326	$142	$525
Gross margin	$2,658	$2,655	$3	$(352)	$(108)	$326	$137	$3
Percentage of net sales	17.1%	16.6%

(a)	Presented net of contractual price reductions for gross margin variance.

The decrease in cost of sales reflects favorable currency impacts resulting from fluctuations in foreign currency exchange rates, operational performance and the following items in Other above:

•
Decreased warranty expense in 2012 primarily related to a $76 million charge in 2011 as a result of the settlement for certain components supplied by Delphi's Powertrain Segment and favorable warranty claims experience in 2012, including a customer settlement, of $25 million;

•	$113 million of decreased pass-through commodity costs, which were primarily offset in sales through contract escalation/de-escalation clauses with our customers; partially offset by

•	Increased costs of approximately $110 million resulting primarily from the acquisition of MVL in October 2012.

Selling, General and Administrative Expense

	Year Ended December 31,
	2012	2011	Favorable/ (unfavorable)
	(dollars in millions)
Selling, general and administrative expense	$927	$901	$(26)
Percentage of net sales	6.0%	5.6%

Selling, general and administrative expense (“SG&A”) includes administrative expenses, information technology costs and incentive compensation related costs, and increased as a percent of sales during the year ended December 31, 2012 compared to 2011 due largely to increased accruals for incentive compensation of $17 million and the costs associated with the integration of MVL in October 2012.

Amortization

	Year Ended December 31,
	2012	2011	Favorable/ (unfavorable)
	(in millions)
Amortization	$84	$79	$(5)

Amortization expense reflects the non-cash charge related to definite-lived intangible assets primarily recognized as part of the Acquisition and resulting from the acquisition of MVL in October 2012. In 2013, we expect to incur incremental, non-cash amortization charges of approximately $20 million, primarily as a result of the MVL acquisition.

Restructuring

	Year Ended December 31,
	2012	2011	Favorable/ (unfavorable)
	(dollars in millions)
Restructuring	$171	$31	$(140)
Percentage of net sales	1.1%	0.2%
The increase in restructuring expense is due to the initiation of various restructuring actions, primarily in Europe, in response to lower OEM production volumes in Europe and continued economic uncertainties. The restructuring actions include workforce reductions, as well as plant closures, and are expected to be substantially completed by the end of 2013.
Refer to Note 10. Restructuring to the audited consolidated financial statements included herein for additional information.

Interest Expense

	Year Ended December 31,
	2012	2011	Favorable/ (unfavorable)
	(in millions)
Interest expense	$136	$123	$(13)

The increase in interest expense for the year ended December 31, 2012 as compared to the year ended December 31, 2011 is due to the issuance of the indebtedness under the Credit Facility and $500 million of 5.875% senior notes due 2019 and the issuance of $500 million of 6.125% senior notes due 2021 (collectively, the “Senior Notes”), in conjunction with the redemption of the Class A and Class C membership interests in March 2011, as well as the increased borrowings under the credit agreement in conjunction with the acquisition of MVL in October 2012.
Refer to Note 11. Debt, to the audited consolidated financial statements included herein for additional information.

Other Income, net

	Year Ended December 31,
	2012	2011	Favorable/ (unfavorable)
	(in millions)
Other income (expense), net	$5	$(15)	$20

The increase in other income, net is the result of incurring approximately $44 million in transaction costs in 2011 related to our initial public offering, partially offset by transaction costs of $13 million in 2012 related to the acquisition of MVL and lower interest income.
Refer to Note 17. Other income, net to the audited consolidated financial statements included herein for additional information.

Income Taxes

	Year Ended December 31,
	2012	2011	Favorable/ (unfavorable)
	(in millions)
Income tax expense	$212	$305	$93

The Company’s effective tax rates in both periods are affected by the tax rates in the jurisdictions in which the Company operates, the relative amount of income earned in each jurisdiction and the relative amount of losses or income for which no tax benefit or expense was recognized due to a valuation allowance. The Company's geographic income mix was favorably impacted in 2012, as compared to 2011, primarily due to underlying business results, tax settlements and tax planning initiatives.
The effective tax rate was 16% and 20% for the year ended December 31, 2012 and 2011, respectively. The effective tax rate for the year ended December 31, 2012 was impacted by the release of $29 million of valuation allowances, a favorable tax settlement of $26 million, a $30 million reduction in tax reserves due to resolution of open issues with tax authorities and a reduction of $17 million in withholding tax expense, offset by an increase of $17 million primarily related to uncertain tax positions outside the U.S. The effective tax rate in the year ended December 31, 2011 was impacted by the release of a $52 million valuation allowance, offset by an increase of $17 million in tax reserves and $10 million in withholding tax expense primarily related to the funding of the redemption of all the outstanding Class A and Class C membership interests in Delphi Automotive LLP.
The American Taxpayer Relief Act of 2012 was enacted on January 2, 2013. The tax bill retroactively reinstates expired tax provisions known as tax extenders including the research and development tax credit. The income tax accounting effect, including any retroactive effect, of a tax law change is accounted for in the period of enactment, which in this case is the first quarter of 2013. As a result, the Company did not recognize a tax benefit of approximately $22 million in 2012 related to the research and development credit which will favorably impact the first quarter results in 2013.

Equity Income

	Year Ended December 31,
	2012	2011	Favorable/ (unfavorable)
	(in millions)
Equity income, net of tax	$27	$22	$5

Equity income, net of tax reflects Delphi’s interest in the results of ongoing operations of entities accounted for as equity-method investments. Equity income increased during the year ended December 31, 2012 as compared to the year ended December 31, 2011 primarily due to improved performance of our Mexican and Korean joint ventures and a $7 million impairment charge related to a European joint venture in 2011, partially offset by an $8 million of gain on the sale of our 49.5% interest in Daesung Electric, Co., Ltd in 2011.
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

The reconciliation of EBITDA to net income attributable to Delphi for the year ended December 31, 2012 and 2011 are as follows:

	Electrical/ Electronic Architecture	Powertrain Systems	Electronics and Safety	Thermal Systems	Eliminations and Other	Total
	(in millions)
For the Year Ended December 31, 2012:
EBITDA	$887	$698	$274	$103	$—	$1,962
Depreciation and amortization	(164)	(182)	(97)	(43)	—	(486)
Operating income	$723	$516	$177	$60	$—	1,476
Interest expense						(136)
Other income, net						5
Income before income taxes and equity income						1,345
Income tax expense						(212)
Equity income, net of tax						27
Net income						$1,160
Net income attributable to noncontrolling interest						83
Net income attributable to Delphi						$1,077

	Electrical/ Electronic Architecture	Powertrain Systems	Electronics and Safety	Thermal Systems	Eliminations and Other	Total
	(in millions)
For the Year Ended December 31, 2011:
EBITDA	$868	$710	$369	$172	$—	$2,119
Depreciation and amortization	(131)	(195)	(105)	(44)	—	(475)
Operating income	$737	$515	$264	$128	$—	1,644
Interest expense						(123)
Other expense, net						(15)
Income before income taxes and equity income						1,506
Income tax expense						(305)
Equity income, net of tax						22
Net income						$1,223
Net income attributable to noncontrolling interest						78
Net income attributable to Delphi						$1,145

Net sales, gross margin as a percentage of net sales and EBITDA by segment for the year ended December 31, 2012 and 2011 are as follows:

Net Sales by Segment

	Year Ended December 31,			Variance Due To:
	2012	2011	Favorable/ (unfavorable)	Volume, net of contractual price reductions	FX	Commodity Pass-through	Other	Total
	(in millions)			(in millions)
Electrical/Electronic Architecture	$6,815	$6,642	$173	$353	$(212)	$(107)	$139	$173
Powertrain Systems	4,656	4,970	(314)	(123)	(191)	—	—	(314)
Electronics and Safety	2,732	2,931	(199)	(98)	(101)	—	—	(199)
Thermal Systems	1,541	1,755	(214)	(91)	(85)	(6)	(32)	(214)
Eliminations and Other	(225)	(257)	32	20	11	—	1	32
Total	$15,519	$16,041	$(522)	$61	$(578)	$(113)	$108	$(522)
Included in Other above are increased sales of approximately $110 million related to the net impact of acquisitions and divestitures.
Gross Margin Percentage by Segment

	Year Ended December 31,
	2012	2011
Electrical/Electronic Architecture	17.0%	16.7%
Powertrain Systems	19.2%	17.6%
Electronics and Safety	16.3%	15.5%
Thermal Systems	10.2%	12.6%
Eliminations and Other	—%	—%
Total	17.1%	16.6%
EBITDA by Segment

	Year Ended December 31,			Variance Due To:
	2012	2011	Favorable/ (unfavorable)	Volume, net of contractual price reductions	Operational performance	Other	Total
	(in millions)			(in millions)
Electrical/Electronic Architecture	$887	$868	$19	$(10)	$96	$(67)	$19
Powertrain Systems	698	710	(12)	(145)	97	36	(12)
Electronics and Safety	274	369	(95)	(126)	105	(74)	(95)
Thermal Systems	103	172	(69)	(71)	28	(26)	(69)
Eliminations and Other	—	—	—	—	—	—	—
Total	$1,962	$2,119	$(157)	$(352)	$326	$(131)	$(157)
As noted in the table above, EBITDA for the year ended December 31, 2012 as compared to the year ended December 31, 2011 was impacted by volume and contractual price reductions including product mix and operational performance improvements, as well as the following items included in Other in the table above:

•
Decreased warranty expense in 2012, primarily related to a $76 million charge in 2011 as a result of the settlement for certain components supplied by our Powertrain segment and favorable warranty claims experience in 2012, including a customer settlement of $25 million;

•	Offset by $95 million of decreased EBITDA due to fluctuations in foreign currency exchange rates;

•	$35 million due to increased accruals for incentive compensation in 2012 related to our salaried workforce; and

•	Increased restructuring expense of approximately $140 resulting from the activities initiated in the fourth quarter of 2012.
Consolidated Results of Operations
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

Total Net Sales
Below is a summary of Delphi’s total net sales for the year ended December 31, 2011 versus December 31, 2010.

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

	Year Ended December 31,			Variance Due To:
	2011	2010	Favorable/ (unfavorable)	Volume (a)	FX	Operational performance	Other	Total
	(dollars in millions)			(in millions)
Cost of sales	$13,386	$11,768	$(1,618)	$(1,285)	$(360)	$177	$(150)	$(1,618)
Gross margin	$2,655	$2,049	$606	$436	$63	$177	$(70)	$606
Percentage of net sales	16.6%	14.8%

(a)	Presented net of contractual price reductions for gross margin variance.
The increase in cost of sales was driven by increases in volume and the following items in other above:

•	$229 million of increased pass-through commodity costs, which were offset in sales through contract escalation clauses with our customers; and

•	Increased depreciation of fixed assets, including tooling, of $45 million.
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
Refer to Note 10. Restructuring to the audited consolidated financial statements included herein for additional information.

Interest Expense

	Year Ended December 31,
	2011	2010	Favorable/ (unfavorable)
	(in millions)
Interest expense	$123	$30	$(93)

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
Refer to Note 11. Debt, to the audited consolidated financial statements included herein for additional information.

Other Income, net

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
Refer to Note 17. Other income, net to the audited consolidated financial statements included herein for additional information.

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
We recognized a $52 million and $21 million tax benefit in 2011 and 2010, respectively, related to changes in judgment of valuation allowances for the realization of deferred tax assets. During 2011, the Company recorded a withholding tax of $10 million related to the funding of the redemption of all the outstanding Class A and Class C membership interests and $27 million related to changes in our assertion with respect to our intent to repatriate foreign earnings in certain countries.
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

Equity income reflects our interest in the results of ongoing operations of entities accounted for as equity-method investments. Equity income increased during the year ended December 31, 2011 as compared to 2010 partially due to the recognition of $8 million of gain on the sale of our 49.5% interest in Daesung Electric, Co., Ltd as well as improved performance at our Mexican joint venture. These increases were partially offset by a $7 million impairment charge related to a European joint venture.
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
The reconciliation of EBITDA to net income attributable to Delphi for the year ended December 31, 2010 is as follows:

	Electrical/ Electronic Architecture	Powertrain Systems	Electronics and Safety	Thermal Systems	Eliminations and Other	Total
	(in millions)
For the Year Ended December 31, 2010:
Adjusted EBITDA	$758	$423	$293	$165	$(6)	$1,633
Restructuring charges:						—
Employee termination benefits and other exit costs	$(94)	$(49)	$(29)	$(52)		(224)
Other restructuring costs	$(14)	$(13)	$(17)	$(4)		(48)
EBITDA	$650	$361	$247	$109	$(6)	1,361
Depreciation and amortization	(108)	(170)	(100)	(42)	(1)	(421)
Operating income (loss)	$542	$191	$147	$67	$(7)	940
Interest expense						(30)
Other income, net						34
Income before income taxes and equity income						944
Income tax expense						(258)
Equity income, net of tax						17
Net income						$703
Net income attributable to noncontrolling interest						72
Net income attributable to Delphi						$631

Net sales, gross margin as a percentage of net sales and EBITDA by segment for the years ended December 31, 2011 and 2010 are as follows:

Net Sales by Segment

	Year Ended December 31,			Variance Due To:
	2011	2010	Favorable/ (unfavorable)	Volume, net of contractual price reductions	FX	Commodity Pass-through	Other	Total
	(in millions)			(in millions)
Electrical/Electronic Architecture	$6,642	$5,620	$1,022	$632	$169	$220	$1	$1,022
Powertrain Systems	4,970	4,086	884	749	143	1	(9)	884
Electronics and Safety	2,931	2,721	210	260	64	—	(114)	210
Thermal Systems	1,755	1,603	152	86	56	8	2	152
Eliminations and Other	(257)	(213)	(44)	(6)	(13)	—	(25)	(44)
Total	$16,041	$13,817	$2,224	$1,721	$419	$229	$(145)	$2,224
Gross Margin Percentage by Segment

	Year Ended December 31,
	2011	2010
Electrical/Electronic Architecture	16.7%	16.8%
Powertrain Systems	17.6%	13.8%
Electronics and Safety	15.5%	12.8%
Thermal Systems	12.6%	12.4%
Eliminations and Other	—%	1.4%
Total	16.6%	14.8%
EBITDA by Segment

	Year Ended December 31,			Variance Due To:
	2011	2010	Favorable/ (unfavorable)	Volume, net of contractual price reductions	Operational performance	Other	Total
	(in millions)			(in millions)
Electrical/Electronic Architecture	$868	$650	$218	$145	$19	$54	$218
Powertrain Systems	710	361	349	260	71	18	349
Electronics and Safety	369	247	122	37	70	15	122
Thermal Systems	172	109	63	(6)	17	52	63
Eliminations and Other	—	(6)	6	—	—	6	6
Total	$2,119	$1,361	$758	$436	$177	$145	$758
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
Liquidity and Capital Resources
Overview of Capital Structure
Our liquidity requirements are primarily to fund our business operations, including capital expenditures and working capital requirements, as well as to fund debt service requirements and operational restructuring activities. Our primary sources of liquidity are cash flows from operations, our existing cash balance, and as necessary, borrowings under available credit facilities. To the extent we generate discretionary cash flow we may consider using this additional cash flow for optional prepayments of existing indebtedness, strategic acquisitions, dividends on share capital, additional share repurchases, and/or general corporate purposes. We will also continually explore ways to enhance our capital structure.
As of December 31, 2012, we had cash and cash equivalents of $1.1 billion and net debt (defined as outstanding debt less cash and cash equivalents) of $1.4 billion. We also have access to additional liquidity pursuant to the terms of the $1.3 billion Revolving Credit Facility as described below. We expect existing cash, available liquidity and cash flows from operations to continue to be sufficient to fund our global operating activities, including restructuring payments, any mandatory payments required under the Credit Agreement as described below, and capital expenditures. We also continue to expect to be able to move funds between different countries to manage our global liquidity needs without material adverse tax implications, subject to current monetary policies and to the terms of the Credit Agreement. Based on this, we believe we possess sufficient liquidity to fund our operations and capital investments in 2013 and beyond.
On March 31, 2011, all outstanding Class A and Class C membership interests of Delphi Automotive LLP were redeemed for $3,791 million and $594 million, respectively. In conjunction with the redemption transaction, Delphi Automotive LLP incurred transaction-related fees and expenses totaling approximately $180 million, including amounts paid to certain membership interest holders. In addition, Delphi Automotive LLP obtained necessary consents to the redemption of the Class A and Class C membership interests and modified and eliminated specific rights provided to these membership interest holders. Subsequent to the redemption transaction on March 31, 2011, Delphi Automotive LLP membership interest equity was comprised of a single voting class of membership interests, the Class B membership interests of Delphi Automotive LLP. In addition to this class of voting membership interests, non-voting Class E-1 membership interests were held by the Board of Managers of Delphi Automotive LLP. These remaining membership interests were exchanged for shares of Delphi Automotive PLC in conjunction with our initial public offering in November 2011 as described below.
On July 12, 2011, the Third Amended and Restated Limited Liability Partnership Agreement of Delphi Automotive LLP was amended and restated by the Fourth Amended and Restated Limited Liability Partnership Agreement of Delphi Automotive LLP (the “Fourth LLP Agreement”). The Fourth LLP Agreement was undertaken to further position us for our initial public offering. Refer to Note 15. Shareholders' Equity and Net Income Per Share to the audited consolidated financial statements for additional information.
In August 2011, the Board of Managers of Delphi Automotive LLP approved a repurchase program of Class B membership interests. In 2011, prior to the initial public offering, 10,005 Class B membership interests were repurchased for a cumulative cost of approximately $180 million at an average price per membership interests unit of $17,904. This was recorded as a reduction to the carrying value of the Class B membership interests.
In October 2011, the Board of Managers of Delphi Automotive LLP approved a distribution of approximately $95 million, which was paid on December 5, 2011, principally in respect of taxes, to members who held membership interests as of the close of business on October 31, 2011.
On May 19, 2011 Delphi Automotive PLC was formed as a Jersey public limited company, and had nominal assets, no liabilities and conducted no operations prior to the completion of the initial public offering on November 22, 2011 of 24,078,827 ordinary shares by the selling shareholders for an aggregate purchase price of approximately $530 million, immediately prior to which all of the outstanding equity of Delphi Automotive LLP was exchanged for 328,244,510 ordinary shares, par value $0.01 in Delphi Automotive PLC. As a result, Delphi Automotive LLP became a wholly-owned subsidiary of Delphi Automotive PLC. Delphi did not receive any proceeds from this offering, and incurred transaction fees and expenses of approximately $44 million.
In October 2012, the Company increased its borrowings under the Tranche A Term Loan by $363 million, in conjunction with the closing of the MVL acquisition on October 26, 2012.

Share Repurchases and Dividends from Equity Investees
In January 2012, the Board of Directors authorized a share repurchase program of up to $300 million of ordinary shares. The program was scheduled to terminate on the earlier of December 31, 2012 or when the Company attained $300 million of ordinary share repurchases, which was fully satisfied in September 2012. Subsequently, in September 2012, the Board of Directors authorized a new share repurchase program of up to $750 million of ordinary shares. This program will terminate when the Company attains $750 million of ordinary shares repurchases and provides for share repurchases in the open market or in privately negotiated transactions, depending on share price, market conditions and other factors, as determined by the Company. During the year ended December 31, 2012, Delphi repurchased 13,421,742 shares at an average price of $30.02, which totaled approximately $403 million. Approximately $647 million of share repurchases remain available under the program adopted in September 2012. All repurchased shares were retired.
During the year ended December 31, 2012, Delphi received a dividend of $62 million from one of its equity method investments. The dividend was recognized as a reduction to the investment with $25 million representing a return on investment included in cash flows from operating activities and $37 million representing a return of capital investment and included in cash flows from investing activities.
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
Upon completing the acquisition, Delphi incurred related transaction expenses totaling approximately $13 million. The cash payments required to close the transaction were funded using existing cash on hand, including $363 million drawn in October 2012 under the Credit Agreement.
The acquisition is being accounted for as a business combination, with the purchase price being allocated on a preliminary basis using information available. The operating results of MVL are reported within the Electrical/Electronic Architecture segment from the date of acquisition, and the integration of MVL is proceeding as planned.
Subsequent to announcing the transaction, in June 2012, the Company entered into €250 million of option contracts to hedge a portion of the currency risk associated with the cash payment for the planned acquisition of MVL at a cost of $9 million. The options were unable to qualify as hedges for accounting purposes, and therefore, changes in the fair value of the options were recognized in other income (expense), net. In the year ended December 31, 2012, the change in fair value resulted in a $3 million loss. Subsequently, and in conjunction with the closing of the acquisition, the options were sold in October 2012 for $6 million.
Credit Agreement
In March 2011, in conjunction with the redemption of membership interests from Class A and Class C membership interest holders, Delphi Corporation, a wholly-owned U.S. subsidiary of Delphi Automotive LLP (the "Issuer"), entered into a credit agreement with JPMorgan Chase Bank, N.A., as lead arranger and administrative agent, with respect to $3.0 billion in senior secured credit facilities (the "Credit Facilities"). The March 2011 credit agreement was amended and restated on September 14, 2012 (as so amended, the “Credit Agreement”) and as of December 31, 2012 consists of a $1.3 billion 5-year senior secured revolving credit facility (the “Revolving Credit Facility”), a senior secured 5-year term A loan in an original amount of $258 million (the “Tranche A Term Loan”) and a senior secured 6-year term B loan in an original amount of $950 million (the “Tranche B Term Loan”). As part of the amendment in September 2012, the Company increased its borrowing capacity under the Tranche A Term Loan by $363 million, which was used in connection with financing the acquisition of MVL. Effective October 11, 2012, the $363 million was fully drawn in conjunction with the anticipated closing of the MVL acquisition on October 26, 2012. Delphi paid approximately $86 million of debt issuance costs in connection with the Credit Agreement in March 2011, of which approximately $10 million has been extinguished, and approximately $5 million in issuance costs (including $3 million in original issue discount to be netted against the additional borrowings drawn in October 2012) were paid in conjunction with the amendment in September 2012. The debt issuance costs are being amortized over the life of the facility. The maximum amount drawn under the Revolving Credit Facility during the year ended December 31, 2012 to manage intra-month working capital needs was $210 million. The Revolving Credit Facility was undrawn at December 31, 2012. As of December 31, 2012, Delphi had approximately $9 million in letters of credit issued under the Credit Agreement. Letters of credit issued under the Credit Agreement reduce availability under the Revolving Credit Facility.

The Credit Agreement carries an interest rate, at the Issuer’s option, of either (a) the Administrative Agent’s Alternate Base Rate (“ABR” as defined in the Credit Agreement) plus (i) with respect to the Revolving Credit Facility and the Tranche A Term Loan, 1.00% per annum or (ii) with respect to the Tranche B Term Loan, 1.50% per annum, or (b) the London Interbank Offered Rate (the “Adjusted LIBO Rate” as defined in the Credit Agreement) (“LIBOR”) plus (i) with respect to the Revolving Credit Facility and the Tranche A Term Loan, 2.00% per annum or (ii) with respect to the Tranche B Term Loan, 2.50% per annum since our initial public offering. The Tranche B Term Loan includes a LIBOR floor of 1.00%.
The applicable interest rates listed above for the Revolving Credit Facility and the Tranche A Term Loan may increase or decrease from time to time in increments of 0.25% or 0.50%, up to a maximum of 1.00%, based upon changes to our corporate credit ratings. Accordingly, the interest rate will fluctuate during the term of the Credit Agreement based on changes in the ABR, LIBOR or future changes in our corporate credit ratings. The Credit Agreement also requires that the Issuer pay certain commitment fees on the unused portion of the Revolving Credit Facility and certain letter of credit issuance and fronting fees.
Delphi Corporation is obligated to make quarterly principal payments throughout the terms of the Tranche A and Tranche B Term Loans according to the amortization schedule in the Credit Agreement. Borrowings under the Credit Agreement are prepayable at the Issuer's option without premium or penalty, provided that any prepayment of the Tranche B Term Loan is accompanied by a pro rata payment of the Tranche A Term Loan (based on the respective amounts then outstanding). The Issuer may request that all or a portion of the Term Loans be converted to extend the scheduled maturity date(s) with respect to all or a portion of any principal amount of such Term Loans under certain conditions. In conjunction with repayments made during the year ended December 31, 2011, all quarterly principal payment obligations prior to maturity have been satisfied for the Tranche B Term Loan and quarterly principal payments had previously been satisfied through December 31, 2013 for the Tranche A Term Loan and partially satisfied through March 31, 2014. Effective with the draw of the additional $363 million in Tranche A Term Loan funding in October 2012 as described above, the mandatory repayment schedule was reset and quarterly Tranche A Term Loan principal payments were made as of December 31, 2012 and continue through the maturity of the loan. The Credit Agreement also contains certain mandatory prepayment provisions in the event the Company generates excess cash flow (as defined in the Credit Agreement) or Delphi receives net cash proceeds from any asset sale or casualty event. No mandatory prepayments, under these provisions, have been made or are due through December 31, 2012.
The interest rate period with respect to London Interbank Offered Rate (“LIBOR”) interest rate options can be set at one-, two-, three-, or six-months as selected by Delphi Corporation in accordance with the terms of the Credit Agreement (or other period as may be agreed by the applicable lenders), but payable no less than quarterly. Delphi Corporation may elect to change the selected interest rate over the term of the Credit Facilities in accordance with the provisions of the Credit Agreement. As of December 31, 2012, Delphi Corporation selected the one-month LIBOR interest rate option, as detailed in the table below, and the amounts outstanding, net of the discount (in millions) and rates effective as of December 31, 2012 were based on Delphi’s current credit rating and applicable margin for the Credit Agreement:

		Borrowings as of	Rates effective as of
	LIBOR plus	December 31, 2012	December 31, 2012
Revolving Credit Facility	2.00%	$—	—%
Tranche A Term Loan	2.00%	567	2.25%
Tranche B Term Loan	2.50%	772	3.50%	*
* Includes LIBOR floor of 1.00%.
The Credit Agreement contains certain covenants that limit, among other things, the Company’s (and the Company’s subsidiaries’) ability to incur additional indebtedness or liens, to dispose of assets, to make certain investments, to prepay certain indebtedness and to pay dividends, or to make other distributions or redemptions/repurchases, in respect of the Company’s equity interests. In addition, the Credit Agreement requires that the Company maintain a consolidated leverage ratio (the ratio of Consolidated Total Indebtedness to Consolidated EBITDA, each as defined in the Credit Agreement) of less than 2.75 to 1.0. The Credit Agreement also contains events of default customary for financings of this type. The Company was in compliance with the Credit Agreement covenants as of December 31, 2012.
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
The indenture governing the New Senior Notes limits, among other things, Delphi’s (and Delphi’s subsidiaries’) ability to incur additional indebtedness or liens, dispose of assets, make certain restricted payments or investments, enter into transactions with affiliates or merge with or into other entities. As of December 31, 2012, the Company was in compliance with the provisions of the New Senior Notes.
Acquisition Financing
In connection with the Acquisition, (i) Delphi Automotive LLP issued $41 million in senior unsecured five-year notes (the “Old Notes”) pursuant to a Note Purchase Agreement (the “NPA”) with an Acquisition Date fair value of $49 million and (ii) entered into a senior secured delayed draw term loan facility (the “DDTL”) with a syndicate of lenders.
In connection with the redemption of the Class A and Class C membership interests on March 31, 2011 and execution of the Credit Agreement, each of the DDTL and the NPA was terminated (including the termination, discharge and release of all security and guarantees granted in connection with the DDTL and the NPA) and Delphi paid approximately $57 million to redeem the Old Notes in full. In connection with the termination of the Old Notes, Delphi incurred early termination penalties and recognized a loss on extinguishment of debt of approximately $9 million during the year ended December 31, 2011.
Other Financing
Accounts receivable factoring—Various accounts receivable factoring facilities are maintained in Europe and are accounted for as short-term debt. These uncommitted factoring facilities are available through various financial institutions. As of December 31, 2012 and December 31, 2011, $19 million and $54 million, respectively, were outstanding under these accounts receivable factoring facilities.
Capital leases and other—As of December 31, 2012 and December 31, 2011, approximately $106 million and approximately $67 million, respectively, of other debt issued by certain international subsidiaries and capital lease obligations were outstanding.
U.S. Federal Government Programs—Delphi has numerous technology and manufacturing development programs that are competitively awarded from agencies of the U.S. Federal Government. These programs are from the U.S. Department of Transportation (“DOT”), the U.S. Department of Energy (“DOE”), and the U.S. Department of Defense (“DoD”). We received $32 million from these Federal agencies in the year ended December 31, 2012 for work performed. These programs supplement our internal research and development funds and directly support our product focus of Safe, Green and Connected. The largest current program by cost was awarded as part of the American Recovery and Reinvestment Act of 2009, through which the DOE will reimburse us for 50% of project costs up to total reimbursements of $89 million associated with the development and low cost U.S. manufacturing of power electronics related to electric and hybrid electric vehicles. The project period for this grant is January 2010 through December 2012. As of December 31, 2012, we have completed the project and received all of the DOE related project cost reimbursements. During the year ended December 31, 2012, we continued to pursue many technology development programs by bidding on competitively procured programs from DOT, DOE and DoD. Some of these programs were bid with us being the lead or “Prime Contractor”, and some were bid with us as a “Subrecipient” to the Prime Contractor. For the year ended December 31, 2012, Delphi was awarded 5 new programs and 2 follow-on programs with nearly $7 million of U.S. Government funds that will be received over the next 48 months.
Warranty settlement—On April 30, 2011, we paid €90 million (approximately $133 million at April 30, 2011 exchange rates) under the terms of a March 2011 warranty settlement. In April 2012, we made the final scheduled payment of €60 million (approximately $80 million at April 30, 2012 exchange rates) related to this matter. In September 2012, as a result of favorable warranty claims experience, we reached a final settlement with our customer related to ongoing warranty claims for production subsequent to the March 2011 settlement, and recorded a change in our previous estimate of warranty claims by recognizing a $25 million reduction of warranty expense in cost of sales in September 2012.

Contractual Commitments
The following table summarizes our expected cash outflows resulting from financial contracts and commitments as of December 31, 2012. We have not included information on our recurring purchases of materials for use in our manufacturing operations. These amounts are generally consistent from year to year, closely reflect our levels of production, and are not long-term in nature. The amounts below exclude as of December 31, 2012, the gross liability for uncertain tax positions of $74 million related to the items below. We do not expect a significant payment related to these obligations to be made within the next twelve months. We are not able to provide a reasonably reliable estimate of the timing of future payments relating to the non-current portion of obligations associated with uncertain tax positions. For more information, refer to Note 14. Income Taxes to the audited consolidated financial statements included herein.

	Payments due by Period
	Total	2013	2014 & 2015	2016 & 2017	Thereafter
	(in millions)
Debt and capital lease obligations	$2,468	$141	$134	$1,191	$1,002
Estimated interest costs related to debt and capital lease obligations	630	115	212	159	144
Operating lease obligations	407	95	146	110	56
Contractual commitments for capital expenditures	233	217	16	—	—
Other contractual purchase commitments, including information technology	239	97	103	39	—
Total	3,977	$665	$611	$1,499	$1,202
Capital Expenditures
Supplier selection in the auto industry is generally finalized several years prior to the start of production of the vehicle. Therefore, current capital expenditures are based on customer commitments entered into previously, generally several years ago when the customer contract was awarded. As of December 31, 2012, we had approximately $233 million in outstanding cancellable and non-cancellable capital commitments. Capital expenditures by operating segment and geographic region for the periods presented were:

	Year ended December 31, 2012
	2012	2011	2010
	(in millions)
Electrical/Electronic Architecture	$238	$219	$202
Powertrain Systems	304	228	186
Electronics and Safety	66	100	59
Thermal Systems	63	70	35
Eliminations and Other	34	13	18
Total capital expenditures	$705	$630	$500
North America	$210	$176	$140
Europe, Middle East & Africa	308	278	236
Asia Pacific	155	118	87
South America	32	58	37
Total capital expenditures	$705	$630	$500
Cash Flows
Intra-month cash flow cycles vary by region, but in general we are users of cash through the first half of a typical month and we generate cash during the latter half of a typical month. Due to this cycle of cash flows, we may utilize short-term financing, including our Revolving Credit Facility and European facilities, to manage our intra-month working capital needs. Our cash balance typically peaks at month end.
Cash in the U.S. is primarily managed centrally through a U.S. cash pooling arrangement and cash in Europe is primarily managed centrally through a European cash pooling arrangement. Outside the U.S. and Europe, cash may be managed through a country cash pool, a self-managed cash flow arrangement or a combination of the two depending on our presence in the respective country.

Operating Activities. Net cash provided by operating activities totaled $1,478 million and $1,377 million for the year ended December 31, 2012 and 2011, respectively. The $101 million increase primarily reflects a reduction in net working capital requirements. Cash flow from operating activities for the year ended December 31, 2012 consisted of net earnings of $1,160 million increased by $486 million for non-cash charges for depreciation and amortization, partially offset by $207 million related to changes in operating assets and liabilities, net of restructuring and pension contributions. Cash flow from operating activities for the year ended December 31, 2011 consisted of net earnings of $1,223 million increased by $475 million for non-cash charges for depreciation and amortization, partially offset by $370 million related to changes in operating assets and liabilities, net of restructuring and pension contributions.
Net cash provided by operating activities totaled $1,142 million for the year ended December 31, 2010, which consisted of net earnings of $703 million increased by $421 million for non-cash charges for depreciation and amortization, partially offset by $9 million related to changes in operating assets and liabilities, net of restructuring and pension contributions.
Investing Activities. Net cash used in investing activities totaled $1,631 million and $10 million for the years ended December 31, 2012 and 2011, respectively. The increase is primarily due to the maturities of time deposits of $550 million in 2011 and $980 million related to costs of acquisitions, net of cash acquired in 2012.
Net cash used in investing activities totaled $911 million for the year ended December 31, 2010 which resulted primarily from the net purchase of time deposits of $550 million and capital expenditures of $500 million.
Financing Activities. Net cash used in financing activities totaled $105 million and $3,194 million for the year ended December 31, 2012 and 2011, respectively. During the year ended December 31, 2012, $403 million of cash on hand was used to repurchase 13,421,742 ordinary shares, which was offset by $358 million in net proceeds under the Tranche A Term Loan. The decrease in net cash used in financing activities in 2012 compared to 2011 is primarily due to the redemption of membership interests for $4,747 million in 2011 offset by the proceeds received, net of repayments, from the issuance of debt to partially fund the redemption transaction and the repayment of the Senior Notes and the Old Notes, of $1,689 million during the year ended December 31, 2011.
Net cash used in financing activities totaled $126 million for the year ended December 31, 2010, which resulted from $99 million of net repayments under debt agreements and $27 million of dividend payments to minority shareholders of consolidated affiliates.
Off-Balance Sheet Arrangements and Other Matters
We do not engage in any off-balance sheet financial arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Pension Benefits
Certain of our non-U.S. subsidiaries sponsor defined benefit pension plans, which generally provide benefits based on negotiated amounts for each year of service. Our primary non-U.S. plans are located in France, Germany, Mexico, Portugal and the United Kingdom (“U.K.”). The U.K. and certain Mexican plans are funded. In addition, we have defined benefit plans in South Korea, Turkey and Italy for which amounts are payable to employees immediately upon separation. The obligations for these plans are recorded based on the vested obligation. We anticipate making required pension contributions of approximately $70 million for non-U.S. plans in 2013.
Delphi sponsors a Supplemental Executive Retirement Program (“SERP”) for those employees who were U.S. executives prior to September 30, 2008 and were still U.S. executives on October 7, 2009, the effective date of the program. This program is unfunded. Executives receive benefits over 5 years after an involuntary or voluntary separation from Delphi. The SERP is closed to new members and was frozen effective September 30, 2008. We anticipate making required contributions of approximately $10 million for the SERP in 2013.
Refer to Note 12. Pension Benefits to the audited consolidated financial statements included herein for further information on (1) historical benefit costs of the pension plans, (2) the principal assumptions used to determine the pension benefit expense and the actuarial value of the projected benefit obligation for the U.S. and non-U.S. pension plans, (3) a sensitivity analysis of potential changes to pension obligations and expense that would result from changes in key assumptions and (4) funding obligations.
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
As of December 31, 2012 and 2011, the undiscounted reserve for environmental investigation and remediation was approximately $21 million (of which $3 million was recorded in accrued liabilities and $18 million was recorded in other long-term liabilities) and $22 million (of which $5 million was recorded in accrued liabilities and $17 million was recorded in other long-term liabilities). Delphi cannot ensure that environmental requirements will not change or become more stringent over time or that its eventual environmental remediation costs and liabilities will not exceed the amount of its current reserves. In the event that such liabilities were to significantly exceed the amounts recorded, Delphi’s results of operations could be materially affected.
Legal Proceedings
For a description of our legal proceedings, see Item 3. Legal Proceedings and Note 13. Commitments and Contingencies to the audited consolidated financial statements included herein.
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
Acquisitions
In accordance with accounting guidance for the provisions in FASB ASC 805, Business Combinations, we allocate the purchase price of an acquired business to its identifiable assets and liabilities based on estimated fair values. The excess of the purchase price over the amount allocated to the assets and liabilities, if any, is recorded as goodwill.
We use all available information to estimate fair values. We typically engage outside appraisal firms to assist in the fair value determination of identifiable intangible assets and any other significant assets or liabilities. We adjust the preliminary purchase price allocation, as necessary, up to one year after the acquisition closing date as we obtain more information regarding asset valuations and liabilities assumed.
Our purchase price allocation methodology contains uncertainties because it requires management to make assumptions and to apply judgment to estimate the fair value of acquired assets and liabilities. Management estimates the fair value of assets and liabilities based upon quoted market prices, the carrying value of the acquired assets and widely accepted valuation techniques, including discounted cash flows and market multiple analyses. Unanticipated events or circumstances may occur which could affect the accuracy of our fair value estimates, including assumptions regarding industry economic factors and business strategies.
Other estimates used in determining fair value include, but are not limited to, future cash flows or income related to intangibles, market rate assumptions, actuarial assumptions for benefit plans and appropriate discount rates. Our estimates of fair value are based upon assumptions believed to be reasonable, but that are inherently uncertain, and therefore, may not be realized. Accordingly, there can be no assurance that the estimates, assumptions, and values reflected in the valuations will be realized, and actual results could vary materially.

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
Legal and Other Contingencies
We are involved from time to time in various legal proceedings and claims, including commercial or contractual disputes, product liability claims, government investigations, product warranties and environmental and other matters, that arise in the normal course of business. We routinely assess the likelihood of any adverse judgments or outcomes related to these matters, as well as ranges of probable losses, by consulting with internal personnel involved with such matters as well as with outside legal counsel handling such matters. We have accrued for estimated losses in accordance with U.S. GAAP for those matters where we believe that the likelihood of a loss has occurred, is probable and the amount of the loss is reasonably estimable. The determination of the amount of such reserves is based on knowledge and experience with regard to past and current matters and consultation with internal personnel involved with such matters and with outside legal counsel handling such matters. The amount of such reserves may change in the future due to new developments or changes in circumstances. The inherent uncertainty related to the outcome of these matters can result in amounts materially different from any provisions made with respect to their resolution.
Environmental Matters
Environmental remediation liabilities are recognized when a loss is probable and can be reasonably estimated. Such liabilities generally are not subject to insurance coverage. The cost of each environmental remediation is estimated by engineering, financial, and legal specialists based on current law and considers the estimated cost of investigation and remediation required and the likelihood that, where applicable, other responsible parties will be able to fulfill their legal obligations and commitments. The process of estimating environmental remediation liabilities is complex and dependent primarily on the nature and extent of historical information and physical data relating to a contaminated site, the complexity of the site, the uncertainty as to what remediation and technology will be required, and the outcome of discussions with regulatory agencies and, if applicable, other responsible parties. In future periods, new laws or regulations, advances in remediation technologies and additional information about the ultimate remediation methodology to be used could significantly change our estimates. Refer to Note 13. Commitments and Contingencies to the audited consolidated financial statements included herein for additional details. We cannot ensure that environmental requirements will not change or become more stringent over time or that our eventual environmental costs and liabilities will not exceed the amount of current reserves. In the event that such liabilities were to significantly exceed the amounts recorded, our results of operations could be materially affected.
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
Pensions
We use actuarial estimated and related actuarial methods to calculate our obligation and expense. We are required to select certain actuarial assumptions, which are determined based on current market conditions, historical information and consultation with and input from our actuaries and asset managers. Refer to Note 12. Pension Benefits to the audited consolidated financial statements included herein for additional details. The key factors which impact our estimates are (1) discount rates; (2) asset return assumptions; and (3) actuarial assumptions such as retirement age and mortality which are determined as of the current year measurement date. We review our actuarial assumptions on an annual basis and make modifications to the assumptions based on current rates and trends when appropriate. Experience gains and losses, as well as the effects of changes in actuarial assumptions and plan provisions are amortized over the average future service period of employees.

The principal assumptions used to determine the pension expense and the actuarial value of the projected benefit obligation for the U.S. and non-U.S. pension plans were:
Assumptions used to determine benefit obligations at December 31:

	Pension Benefits
	U.S. Plans		Non-U.S. Plans
	2012	2011	2012	2011
Weighted-average discount rate	2.40%	3.30%	4.41%	5.24%
Weighted-average rate of increase in compensation levels	N/A	N/A	3.50%	3.66%
Assumptions used to determine net expense for years ended December 31:

	Pension Benefits
	U.S. Plans			Non-U.S. Plans
	2012	2011	2010	2012	2011	2010
Weighted-average discount rate	3.30%	4.10%	5.00%	5.24%	5.69%	5.97%
Weighted-average rate of increase in compensation levels	N/A	N/A	N/A	3.66%	3.88%	3.89%
Expected long-term rate of return on plan assets	N/A	N/A	N/A	6.43%	6.65%	7.14%
We select discount rates by analyzing the results of matching each plan’s projected benefit obligations with a portfolio of high-quality fixed income investments rated AA- or higher by Standard and Poor’s.
Delphi does not have any U.S. pension assets; therefore no U.S. asset rate of return calculation was necessary for 2012 or 2011. The primary funded non-U.S. plans are in the United Kingdom and Mexico. For the determination of 2012 expense, we assumed a long-term asset rate of return of approximately 6.25% and 8.50% for the United Kingdom and Mexico, respectively. We evaluated input from local actuaries and asset managers, including consideration of recent fund performance and historical returns, in developing the long-term rate of return assumptions. The assumptions for the United Kingdom and Mexico are primarily conservative long-term, prospective rates.
Our pension expense for 2013 is determined at the December 31, 2012 measurement date. For purposes of analysis, the following table highlights the sensitivity of our pension obligations and expense to changes in key assumptions:

Change in Assumption	Impact on Pension Expense	Impact on PBO
25 basis point (“bp”) decrease in discount rate	+ $5 million	+ $ 86 million
25 bp increase in discount rate	- $3 million	- $ 81 million
25 bp decrease in long-term return on assets	+ $3 million	—
25 bp increase in long-term return on assets	- $3 million	—
The above sensitivities reflect the effect of changing one assumption at a time. It should be noted that economic factors and conditions often affect multiple assumptions simultaneously and the effects of changes in key assumptions are not necessarily linear. The above sensitivities also assume no changes to the design of the pension plans and no major restructuring programs.
Based on information provided by our actuaries and asset managers, we believe that the assumptions used are reasonable; however, changes in these assumptions could impact our financial position, results of operations or cash flows. Refer to Note 12. Pension Benefits to the audited consolidated financial statements included herein for additional information.
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
Valuation of Long-Lived Assets, Intangible Assets and Investments in Affiliates and Expected Useful Lives
We periodically review the recoverability of our long-lived and definite lived assets based on projections of anticipated future cash flows, including future profitability assessments of various manufacturing sites when events and circumstances warrant such a review. We estimate cash flows and fair value using internal budgets based on recent sales data, independent automotive production volume estimates and customer commitments and review of appraisals. The key factors which impact our estimates are (1) future production estimates; (2) customer preferences and decisions; (3) product pricing; (4) manufacturing and material cost estimates; and (5) product life / business retention. Any differences in actual results from the estimates could result in fair values different from the estimated fair values, which could materially impact our future results of operations and financial condition. We believe that the projections of anticipated future cash flows and fair value assumptions are reasonable; however, changes in assumptions underlying these estimates could affect our valuations.
Goodwill
We periodically review goodwill for impairment indicators. We review goodwill for impairment annually or more frequently if events or changes in circumstances indicate that goodwill might be impaired. The company performs impairment reviews at the reporting unit level. We perform a qualitative assessment (step 0) of whether it is more likely than not that a reporting unit's fair value is less than its carrying amount. If not, no further goodwill impairment testing is performed. If so, we perform the step 1 and step 2 tests discussed hereafter. If the fair value of the reporting unit is greater than its carrying amount (step 1), goodwill is not considered to be impaired and the second step is not required. However, if the fair value of the reporting unit is less than its carrying amount, an entity must perform the second step to measure the amount of the impairment loss, if any. The second step requires a reporting unit to compare its implied fair value of goodwill to its carrying amount. If the carrying amount of goodwill exceeds its implied fair value, the reporting unit would recognize an impairment loss for that excess. We review indefinite lived intangible assets annually or more frequently if events or changes in circumstances indicate the assets might be impaired. The company does not perform a qualitative assessment (step 0) for indefinite lived intangible assets, but performs a quantitative review based upon forecasted cash flows similar to goodwill above. Other intangible assets with definite lives are amortized over their useful lives and are subject to impairment testing only if events or circumstances indicate that the asset might be impaired.
Inventories
Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or market, including direct material costs and direct and indirect manufacturing costs. Refer to Note 3. Inventories to the audited consolidated financial statements included herein. Obsolete inventory is identified based on analysis of inventory for known obsolescence issues, and, as of December 31, 2012, the market value of inventory on hand in excess of one year’s supply is generally fully-reserved.
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
We calculate our current and deferred tax provision based on estimates and assumptions that could differ from the actual results reflected in income tax returns filed in subsequent years. Adjustments based on filed returns are recorded when identified. The amount of income taxes we pay is subject to ongoing audits by federal, state and foreign tax authorities. Our estimate of the potential outcome of any uncertain tax issue is subject to management’s assessment of relevant risks, facts, and circumstances existing at that time. We use a more-likely-than-not threshold for financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. We record a liability for the difference between the benefit recognized and measured and tax position taken or expected to be taken on our tax return. To the extent that our assessment of such tax positions changes, the change in estimate is recorded in the period in which the determination is made. We report tax-related interest and penalties as a component of income tax expense. We do not believe there is a reasonable likelihood that there will be a material change in the tax related balances or valuation allowance balances. However, due to the complexity of some of these uncertainties, the ultimate resolution may be materially different from the current estimate. Refer to Note 14. Income Taxes to the audited consolidated financial statements included herein for additional information.
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
As of December 31, 2012 and 2011, we were in a net derivative asset position of $14 million and net derivative liability position of $65 million, respectively, and there were no adjustments recorded for nonperformance risk based on the application of peer companies’ CDS rates and because Delphi’s exposures were to counterparties with investment grade credit ratings. Refer to Note 16. Fair Value of Financial Instruments, Derivatives and Hedging Activities to the audited consolidated financial statements included herein for more information.
Share-Based Compensation
The Delphi Automotive PLC Long Term Incentive Plan (the “PLC LTIP”) allows for the grant of share-based awards for long-term compensation to the employees, directors, consultants and advisors of the Company (further discussed in Note 19. Share-Based Compensation to the audited consolidated financial statements included herein). In 2012, the grants of restricted stock units (“RSUs”) to Delphi's executives were made under the PLC LTIP. The RSU awards include a time-based vesting portion and a performance-based vesting portion. The performance-based vesting portion includes performance and market conditions in addition to service conditions. We determine the grant date fair value of the RSUs based on the closing price of the Company's ordinary shares on the date of the grant of the award, including an estimate for forfeitures, and a contemporaneous valuation performed by an independent valuation specialist with respect to certain market conditions. We recognize compensation expense based upon the grant date fair value of the awards applied to the Company's best estimate of ultimate performance against the respective targets, over the requisite vesting period of the awards. The performance conditions require management to make assumptions regarding the likelihood of achieving certain performance goals. Changes in these performance assumptions, as well as differences in actual results from management's estimates, could result in estimated or actual fair values different from previously estimated fair values, which could materially impact the Company's future results of operations and financial condition.
We expensed the estimated fair value of the Value Creation Plan (the "VCP"), a long-term incentive plan for key employees (as defined and further discussed in Note 19. Share-Based Compensation to the audited consolidated financial statements included herein). Estimating the fair value for the VCP required us to make assumptions regarding the nature of the payout of the award as well as changes in our share price during the post-initial public offering period. The awards vested on December 31, 2012, the end of the performance period.
Refer to Note 19. Share-Based Compensation to the audited consolidated financial statements included herein for additional information.

Recently Issued Accounting Pronouncements
Refer to Note 2. Significant Accounting Policies to the audited consolidated financial statements included herein for a complete description of recent accounting standards which we have not yet been required to implement which may be applicable to our operations. Additionally the significant accounting standards that have been adopted during the year ended December 31, 2012 are described.
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
A discussion of our accounting policies for derivative instruments is included in Note 2. Significant Accounting Policies to the audited consolidated financial statements included herein and further disclosure is provided in Note 16. Fair Value of Financial Instruments, Derivatives and Hedging Activities to the audited consolidated financial statements included herein. We maintain risk management control systems to monitor exchange and commodity risks and related hedge positions. Positions are monitored using a variety of analytical techniques including market value and sensitivity analysis. The following analyses are based on sensitivity tests, which assume instantaneous, parallel shifts in currency exchange rates and commodity prices. For options and instruments with non-linear returns, appropriate models are utilized to determine the impact of shifts in rates and prices. Currently, we do not have any options or instruments with non-linear returns.
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
Currency Exchange Rate Risk
Currency exposures may impact future earnings and/or operating cash flows. In some instances, we choose to reduce our exposures through financial instruments (hedges) that provide offsets or limits to our exposures. Currently our most significant currency exposures relate to the Mexican Peso, Chinese Yuan (Renminbi), Euro, Turkish Lira and Polish Zloty. As of December 31, 2012 the net fair value asset of all financial instruments, including hedges and underlying transactions, with exposure to currency risk was approximately $839 million and the net fair value asset at December 31, 2011 was $844 million. The potential loss or gain in fair value for such financial instruments from a hypothetical 10% adverse or favorable change in quoted currency exchange rates would be approximately $168 million and $148 million at December 31, 2012 and 2011, respectively. The impact of a 10% change in rates on fair value differs from a 10% change in the net fair value asset due to the existence of hedges. The model assumes a parallel shift in currency exchange rates; however, currency exchange rates rarely move in the same direction. The assumption that currency exchange rates change in a parallel fashion may overstate the impact of changing currency exchange rates on assets and liabilities denominated in currencies other than the U.S. dollar.
Commodity Price Risk
Commodity swaps/average rate forward contracts are executed to offset a portion of our exposure to the potential change in prices mainly for various non-ferrous metals used in the manufacturing of automotive components. The net fair value of our contracts was a liability of approximately $5 million and approximately $27 million at December 31, 2012 and 2011, respectively. If the price of the commodities that are being hedged by our commodity swaps/average rate forward contracts changed adversely or favorably by 10%, the fair value of our commodity swaps/average rate forward contracts would decrease or increase by $26 million and $26 million at December 31, 2012 and 2011, respectively. A 10% change in the net fair value liability differs from a 10% change in rates on fair value due to the relative differences between the underlying commodity prices and the prices in place in our commodity swaps/average rate forward contracts. These amounts exclude the offsetting impact of the price risk inherent in the physical purchase of the underlying commodities.
Interest Rate Risk
Our exposure to market risk associated with changes in interest rates relates primarily to our debt obligations. As of December 31, 2012, we had approximately $1.3 billion of floating rate debt principally related to the Credit Agreement. The Credit Agreement carries an interest rate, at our option, of either (a) the ABR plus (i) with respect to the Revolving Credit Facility and the Tranche A Term Loan, 1.00% per annum or (ii) with respect to the Tranche B Term Loan, 1.50% per annum, or

(b) LIBOR plus (i) with respect to the Revolving Credit Facility and the Tranche A Term Loan, 2.00% per annum or (ii) with respect to the Tranche B Term Loan, 2.50% per annum. The Tranche B Term Loan includes a LIBOR floor of 1.00%. The interest rate period with respect to the LIBOR interest rate option can be set at one-, two-, three-, or six-months as selected by us in accordance with the terms of the Credit Agreement (or other period as may be agreed by the applicable lenders), but payable no less than quarterly. We may elect to change the selected interest rate over the term of the Credit Facilities in accordance with the provisions of the Credit Agreement. The applicable interest rates listed above for the Revolving Credit Facility and the Tranche A Term Loan may increase or decrease from time to time in increments of 0.25% to 0.50%, up to a maximum of 1.0% based on changes to our corporate credit ratings. Accordingly, the interest rate will fluctuate during the term of the Credit Agreement based on changes in the Alternate Base Rate, LIBOR or future changes in our corporate credit ratings.
The table below indicates interest rate sensitivity on interest expense to floating rate debt based on amounts outstanding as of December 31, 2012.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of Delphi Automotive PLC:

We have audited the accompanying consolidated balance sheets of Delphi Automotive PLC as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule included in Item 15(a)(2). These financial statements and schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Delphi Automotive PLC at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Delphi Automotive PLC's internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 11, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Detroit, Michigan
February 11, 2013

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of Delphi Automotive PLC:

We have audited Delphi Automotive PLC's internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Delphi Automotive PLC's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As indicated in the accompanying Management's Report on Internal Control Over Financial Reporting, management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of the October 26, 2012 acquired business of the Motorized Vehicles Division of FCI ("MVL"), which is included in the 2012 consolidated financial statements of Delphi Automotive PLC and constituted 13% of total assets as of December 31, 2012 and 1% of net sales, respectively, for the year then ended. Our audit of internal control over financial reporting of Delphi Automotive PLC also did not include an evaluation of the internal control over financial reporting of MVL.

In our opinion, Delphi Automotive PLC maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Delphi Automotive PLC as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2012 and our report dated February 11, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Detroit, Michigan
February 11, 2013

DELPHI AUTOMOTIVE PLC
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2012	2011	2010
	(in millions, except per share amounts)
Net sales	$15,519	$16,041	$13,817
Operating expenses:
Cost of sales	12,861	13,386	11,768
Selling, general and administrative	927	901	815
Amortization	84	79	70
Restructuring (Note 10)	171	31	224
Total operating expenses	14,043	14,397	12,877
Operating income	1,476	1,644	940
Interest expense	(136)	(123)	(30)
Other income (expense), net (Note 17)	5	(15)	34
Income before income taxes and equity income	1,345	1,506	944
Income tax expense	(212)	(305)	(258)
Income before equity income	1,133	1,201	686
Equity income, net of tax	27	22	17
Net income	1,160	1,223	703
Net income attributable to noncontrolling interest	83	78	72
Net income attributable to Delphi	$1,077	$1,145	$631
Basic net income per share:
Basic net income per share attributable to Delphi	$3.34	$2.72	$0.92
Weighted average number of basic shares outstanding	322.94	421.26	686.02
Diluted net income per share:
Diluted net income per share attributable to Delphi	$3.33	$2.72	$0.92
Weighted average number of diluted shares outstanding	323.29	421.26	686.02

See notes to consolidated financial statements.

DELPHI AUTOMOTIVE PLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2012	2011	2010
	(in millions)
Net income	$1,160	$1,223	$703
Other comprehensive (loss) income :
Currency translation adjustments	60	(94)	(4)
Net change in unrecognized gain (loss) on derivative instruments, net of tax (a) (Note 16)	59	(98)	48
Employee benefit plans adjustment, net of tax (b) (Note 12)	(171)	(77)	26
Other comprehensive (loss) income	(52)	(269)	70
Comprehensive income	1,108	954	773
Comprehensive income attributable to noncontrolling interests	85	83	75
Comprehensive income attributable to Delphi	$1,023	$871	$698

(a)
Other comprehensive income (loss) is net of a $33 million tax effect, a $57 million tax effect, and a $31 million tax effect related to unrecognized gain (loss) on derivative instruments for the years ended December 31, 2012, 2011 and 2010 respectively.

(b)
Other comprehensive (loss) income is net of a $57 million tax effect, a $22 million tax effect, and a $7 million tax effect related to employee benefit plans adjustments for the years ended December 31, 2012, 2011 and 2010, respectively.

See notes to consolidated financial statements.

DELPHI AUTOMOTIVE PLC
CONSOLIDATED BALANCE SHEETS

	December 31,
	2012	2011
	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$1,105	$1,363
Restricted cash	8	9
Accounts receivable, net	2,425	2,459
Inventories (Note 3)	1,066	1,054
Other current assets (Note 4)	623	616
Total current assets	5,227	5,501
Long-term assets:
Property, net (Note 6)	2,860	2,315
Investments in affiliates	231	257
Intangible assets, net (Note 7)	803	588
Goodwill (Note 7)	473	8
Other long-term assets (Note 4)	582	459
Total long-term assets	4,949	3,627
Total assets	$10,176	$9,128
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt (Note 11)	$140	$107
Accounts payable	2,278	2,397
Accrued liabilities (Note 8)	1,241	1,208
Total current liabilities	3,659	3,712
Long-term liabilities:
Long-term debt (Note 11)	2,324	1,996
Pension benefit obligations	929	674
Other long-term liabilities (Note 8)	434	575
Total long-term liabilities	3,687	3,245
Total liabilities	7,346	6,957
Commitments and contingencies (Note 13)
Shareholders’ equity:
Preferred shares, $0.01 par value per share, 50,000,000 shares authorized, none issued and outstanding	—	—
Ordinary shares, $0.01 par value per share, 1,200,000,000 shares authorized, 315,299,183 and 328,244,510 issued and outstanding as of December 31, 2012 and December 31, 2011, respectively	3	3
Additional paid-in-capital	1,723	1,758
Retained earnings	856	110
Accumulated other comprehensive (loss) income	(237)	(183)
Total Delphi shareholders’ equity	2,345	1,688
Noncontrolling interest	485	483
Total shareholders’ equity	2,830	2,171
Total liabilities and shareholders’ equity	$10,176	$9,128

See notes to consolidated financial statements.

DELPHI AUTOMOTIVE PLC
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2012	2011	2010
	(in millions)
Cash flows from operating activities:
Net income	$1,160	$1,223	$703
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	402	396	351
Amortization	84	79	70
Amortization of deferred issuance costs	17	10	—
Restructuring expense, net of cash paid	62	(74)	(67)
Deferred income taxes	(63)	(36)	(14)
Pension benefit expenses	67	70	59
Income from equity method investments, net of dividends received	(1)	(13)	(7)
Gain on investments and extinguishment of debt	(2)	4	(12)
Share-based compensation	21	14	5
Changes in operating assets and liabilities:
Accounts receivable, net	198	(149)	(184)
Inventories	49	(64)	(130)
Other current assets	(125)	(31)	66
Accounts payable	(153)	98	354
Accrued and other long-term liabilities	(198)	3	88
Other, net	29	6	(24)
Pension contributions	(69)	(159)	(117)
Other, net	—	—	1
Net cash provided by operating activities	1,478	1,377	1,142
Cash flows from investing activities:
Capital expenditures	(705)	(630)	(500)
Purchase of time deposits	—	—	(750)
Maturity of time deposits	—	550	200
Proceeds from sale of property / investments	20	72	93
Cost of acquisitions, net of cash acquired	(980)	(17)	—
Decrease in restricted cash	1	38	49
Loans to related parties	14	(14)	—
Acquisition of minority held shares	(16)	—	—
Dividends from equity method investments in excess of earnings	37	—	—
Other, net	(2)	(9)	(3)
Net cash used in investing activities	(1,631)	(10)	(911)
Cash flows from financing activities:
Net repayments under other short-term debt agreements	(8)	(125)	(49)
Repayments under long-term debt agreements	—	—	(50)
Proceeds from issuance of senior secured term loans, net of issuance costs	358	2,385	—
Repayment of senior secured term loans	(5)	(1,490)	—
Proceeds from issuance of senior notes, net of issuance costs	—	976	—
Repayment of five-year notes	—	(57)	—
Dividend payments of consolidated affiliates to minority shareholders	(47)	(43)	(27)
Repurchase of ordinary shares	(403)	—	—
Distributions to Delphi equity holders	—	(93)	—
Redemption of membership interests	—	(4,747)	—
Net cash used in financing activities	(105)	(3,194)	(126)
Effect of exchange rate fluctuations on cash and cash equivalents	—	(29)	7
(Decrease) increase in cash and cash equivalents	(258)	(1,856)	112
Cash and cash equivalents at beginning of the period	1,363	3,219	3,107
Cash and cash equivalents at end of the period	$1,105	$1,363	$3,219
See notes to consolidated financial statements.

DELPHI AUTOMOTIVE PLC
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

	Ordinary Shares				Membership Interests
	Number of Shares	Amount	Additional Paid in Capital	Retained Earnings	Class A	Class B	Class C	Class E-1	Total	Accumulated Other Compre-hensive Income (Loss)		Total Delphi Share-holders’ Equity	Non-controlling Interest	Total Share-holders’ Equity
	(in millions)
Balance at December 31, 2009	—	$—	$—	$—	$1,969	$2,406	$539	$—	$4,914	$24		$4,938	$428	$5,366
Net income	—	—	—	—	114	410	107	—	631	—		631	72	703
Other comprehensive income	—	—	—	—	—	—	—	—	—	67		67	3	70
Dividends	—	—	—	—	—	—	—	—	—	—		—	(45)	(45)
Restricted Interest Recognized	—	—	—	—	—	—	—	5	5	—		5	—	5
Balance at December 31, 2010	—	$—	$—	$—	$2,083	$2,816	$646	$5	$5,550	$91		$5,641	$458	$6,099
Net income	—	—	—	110	76	930	25	4	1,035	—		1,145	78	1,223
Other comprehensive income	—	—	—	—	—	—	—	—	—	(274)		(274)	5	(269)
Dividends	—	—	—	—	—	(92)	—	(1)	(93)	—		(93)	(51)	(144)
Restricted Interest Recognized	—	—	—	—	—	—	—	7	7	—		7	—	7
Acquisition of minority interest	—	—	—	—	1	1	—	—	2	—		2	(7)	(5)
Redemption of membership interest	—	—	—	—	(2,160)	(1,911)	(671)	(5)	(4,747)	—		(4,747)	—	(4,747)
Equity conversion-- November	328	3	1,751	—	—	(1,744)	—	(10)	(1,754)	—		—	—	—
Share based compensation	—	—	7	—	—	—	—	—	—	—		7	—	7
Balance at December 31, 2011	328	$3	$1,758	$110	$—	$—	$—	$—	$—	$(183)	(a)	$1,688	$483	$2,171
Net income	—	—	—	1,077	—	—	—	—	—	—		1,077	83	1,160
Other comprehensive income	—	—	—	—	—	—	—	—	—	(54)		(54)	2	(52)
Dividends	—	—	—	—	—	—	—	—	—	—		—	(66)	(66)
Acquisition of minority interest	—	—	—	—	—	—	—	—	—	—		—	(17)	(17)
VCP payout	—	—	16	—	—	—	—	—	—	—		16	—	16
Repurchase of ordinary shares	(13)	—	(72)	(331)	—	—	—	—	—	—		(403)	—	(403)
Share based compensation	—	—	21	—	—	—	—	—	—	—		21	—	21
Balance at December 31, 2012	315	$3	$1,723	$856	$—	$—	$—	$—	$—	$(237)	(b)	$2,345	$485	$2,830

(a)	As of December 31, 2011, Accumulated Other Comprehensive Loss totaled $183 million (net of a $31 million tax effect) and included:

•	A loss from currency translation adjustments and other of $120 million;

•	A loss from net changes in unrecognized income on derivative instruments of $45 million (net of a $26 million tax effect); and

•	A loss from employee benefit plans adjustments of $18 million (net of a $5 million tax effect)

(b)	As of December 31, 2012, Accumulated Other Comprehensive Loss totaled $237 million (net of a $55 million tax effect) and included:

•	A loss from currency translation adjustments and other of $62 million;

•	A gain from net changes in unrecognized income on derivative instruments of $14 million (net of a $7 million tax effect); and

•	A loss from employee benefit plans adjustments of $189 million (net of a $62 million tax effect)
See notes to consolidated financial statements.

DELPHI AUTOMOTIVE PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. GENERAL
General and basis of presentation—“Delphi,” the “Company”, the "Successor", "we", "us" and "our" refer to Delphi Automotive PLC, a public limited company which was formed under the laws of Jersey on May 19, 2011, together with its subsidiaries, including Delphi Automotive LLP, a limited liability partnership incorporated under the laws of England and Wales which was formed on August 19, 2009 for the purpose of acquiring certain assets of the former Delphi Corporation, and became a subsidiary of Delphi Automotive PLC in connection with the completion of the Company’s initial public offering on November 22, 2011. The former Delphi Corporation (now known as DPH Holdings Corp. (“DPHH”)) and, as the context may require, its subsidiaries and affiliates, are referred to herein as the “Predecessor.” The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).
Nature of operations—Delphi is a leading global vehicle components manufacturer and provides electrical and electronic, powertrain, safety and thermal technology solutions to the global automotive and commercial vehicle markets. Delphi is one of the largest vehicle component manufacturers, and its customers include all 25 of the largest automotive original equipment manufacturers (“OEMs”) in the world. Delphi operates 126 major manufacturing facilities and 15 major technical centers utilizing a regional service model that enables the Company to efficiently and effectively serve its global customers from low cost countries. Delphi has a presence in 32 countries and has over 18,000 scientists, engineers and technicians focused on developing market relevant product solutions for its customers. In line with the growth in emerging markets, Delphi has been increasing its focus on these markets, particularly in China, where the Company has a major manufacturing base and strong customer relationships.
Corporate history—In October 2005, the Predecessor and certain of its United States (“U.S.”) subsidiaries filed voluntary petitions for reorganization relief under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”). The Predecessor's non-U.S. subsidiaries which were not included in the Chapter 11 Filings, continued their business operations without supervision from the Bankruptcy Court and were not subject to the requirements of the Bankruptcy Code. On August 19, 2009, Delphi Automotive LLP, a limited liability partnership organized under the laws of England and Wales, was formed for the purpose of acquiring certain assets and subsidiaries of the former Delphi Corporation, its Predecessor ("the Acquisition") on October 6, 2009 (the “Acquisition Date”), Delphi Automotive LLP acquired the major portion of the business of the Predecessor and issued membership interests to a group of investors consisting of lenders to the Predecessor, General Motors Company ("GM") and the Pension Benefit Guaranty Corporation (the “PBGC”).
As a result of the Acquisition, Delphi Automotive LLP acquired a significant portion of the business of the Predecessor and this business constituted the entirety of the operations of the Successor.
On March 31, 2011, all of the outstanding Class A and Class C membership interests held by GM and the PBGC were redeemed, respectively, for approximately $4.4 billion. The redemption transaction was funded by a $3.0 billion credit facility entered into on March 31, 2011 (the “Credit Facility”) and existing cash. Refer to Note 11. Debt and Note 15. Shareholders' Equity and Net Income Per Share for additional disclosures.
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

During the year ended December 31, 2012, Delphi received a dividend of $62 million from one of its equity method investments. The dividend was recognized as a reduction to the investment with $25 million representing a return on investment included in cash flows from operating activities and $37 million representing a return of capital investment and included in cash flows from investing activities.
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
Sales incentives and allowances are recognized as a reduction to revenue at the time of the related sale. In addition, from time to time, Delphi makes payments to customers in conjunction with ongoing and future business. These payments to customers are recognized as a reduction to revenue at the time of the commitment to make these payments.
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
Membership interests—At the Acquisition Date, the outstanding common stock of the Predecessor was canceled and membership interests in Delphi Automotive LLP were issued to Delphi’s owners. On March 31, 2011, all of the outstanding Class A and Class C membership interests held by GM and the PBGC were redeemed for approximately $4.4 billion.
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
Prior to the initial public offering, total membership interests and net income were allocated among the respective classes based on the cumulative distribution provisions of the Fourth Amended and Restated Limited Liability Partnership Agreement of Delphi Automotive LLP (the “Fourth LLP Agreement”). Refer to Note 15. Shareholders’ Equity and Net Income Per Share for additional information.
Net income per share—Basic net income per share is computed by dividing net income attributable to Delphi by the weighted–average number of ordinary shares outstanding during the period. Diluted net income per share reflects the weighted average dilutive impact of all potentially dilutive securities from the date of issuance and is computed using the treasury stock method by dividing net income attributable to Delphi by the diluted weighted-average number of ordinary shares outstanding. Share amounts included in these notes are on a diluted basis. See Note 15. Shareholders’ Equity and Net Income Per Share for additional information including the calculation of basic and diluted net income per share.
Research and development—Costs are incurred in connection with research and development programs that are expected to contribute to future earnings. Such costs are charged against income as incurred. Total research and development expenses (including engineering) were $1.2 billion, $1.2 billion and $1.0 billion for the years ended December 31, 2012, 2011 and 2010, respectively.
Cash and cash equivalents—Cash and cash equivalents are defined as short-term, highly liquid investments with original maturities of three months or less.
Time deposits—From time to time, Delphi enters into various time deposit agreements whereby certain of Delphi’s funds on deposit with financial institutions may not be withdrawn for a specified period of time. Time deposits with original maturity periods of three months or less are included as Cash and cash equivalents in the consolidated balance sheets, while time deposits with original maturity periods greater than three months are separately stated in the consolidated balance sheets. There were no time deposits at December 31, 2012 and 2011.
Marketable securities—Marketable securities with maturities of three months or less are classified as cash and cash equivalents for financial statement purposes. Available-for-sale securities are recorded in the consolidated financial statements at market value with changes in market value included in other comprehensive income (“OCI”). Delphi had no available-for-sale securities as of December 31, 2012 and 2011, respectively. In the event debt or equity securities experience an other-than-temporary impairment in value, such impairment is recognized as a loss in the consolidated statement of operations. In 2012, 2011 and 2010, Delphi recognized an other-than-temporary impairment of $0 million, $6 million and $9 million, respectively.
Restricted cash—Restricted cash includes balances on deposit at financial institutions that have issued letters of credit in favor of Delphi.
Accounts receivable—Delphi enters into agreements to sell certain of its accounts receivable, primarily in Europe. Since the agreements allow Delphi to maintain effective control over the receivables, these various accounts receivable factoring facilities were accounted for as short-term debt at December 31, 2012 and 2011. Collateral is not generally required related to these trade accounts receivable.
The allowance for doubtful accounts is established based upon analysis of trade receivables for known collectability issues and the aging of the trade receivables at the end of each period and, generally, all accounts receivable balances greater than 90 days past due are fully reserved. As of December 31, 2012 and 2011, the accounts receivable reserve was $65 million and $70 million, respectively and the provision for doubtful accounts was $22 million, $25 million and $45 million for the years ended December 31, 2012, 2011 and 2010, respectively.
The Company exchanges certain amounts of accounts receivable, primarily in the Asia/Pacific region, for bank notes with original maturities greater than three months. The collection of such bank notes are included in operating cash flows based on the substance of the underlying transactions, which are operating in nature.
Inventories—As of December 31, 2012 and 2011, inventories are stated at the lower of cost, determined on a first-in, first-out basis, or market, including direct material costs and direct and indirect manufacturing costs. Refer to Note 3. Inventories for additional information. Obsolete inventory is identified based on analysis of inventory for known obsolescence issues, and, generally, the market value of inventory on hand in excess of one year’s supply is fully-reserved.
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
Property—Major improvements that materially extend the useful life of property are capitalized. Expenditures for repairs and maintenance are charged to expense as incurred. Depreciation is determined based on a straight-line method over the estimated useful lives of groups of property. Leasehold improvements under capital leases are depreciated over the period of the lease or the life of the property, whichever is shorter, with the depreciation applied directly to the asset account.
At December 31, 2012 and 2011, the special tools balance was $362 million and $310 million, respectively, included within property, net in the consolidated balance sheets. Special tools balances represent Delphi-owned tools, dies, jigs and other items used in the manufacture of customer components. Special tools also include unreimbursed pre-production tooling costs related to customer-owned tools for which the customer has provided a non-cancellable right to use the tool. Delphi-owned special tools balances are depreciated over the expected life of the special tool or the life of the related vehicle program, whichever is shorter. The unreimbursed costs incurred related to customer-owned special tools that are not subject to reimbursement are capitalized and depreciated over the expected life of the special tool or the life of the related vehicle program, whichever is shorter. Engineering, testing and other costs incurred in the design and development of production parts are expensed as incurred, unless the costs are reimbursable, as specified in a customer contract. As of December 31, 2012 and 2011, the Delphi-owned special tools balances were $308 million and $259 million, respectively, and the customer-owned special tools balances were $54 million and $51 million, respectively.
Valuation of long-lived assets—The carrying value of long-lived assets held for use including definite-lived intangible assets is periodically evaluated when events or circumstances warrant such a review. The carrying value of a long-lived asset held for use is considered impaired when the anticipated separately identifiable undiscounted cash flows from the asset are less than the carrying value of the asset. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved and Delphi’s review of appraisals. Impairment losses on long-lived assets held for sale are determined in a similar manner, except that fair values are reduced for the cost to dispose of the assets. Refer to Note 6. Property, Net for more information.

Intangible Assets—We amortize definite-lived intangible assets over their estimated useful lives. We have definite-lived intangible assets related to patents and developed technology, customer relationships, trade names and in-process research and development. We do not amortize our indefinite-lived in-process research and development, but test for impairment annually, or more frequently when indicators of potential impairment exist. Costs to renew or extend the term of acquired intangible assets are recognized as expense as incurred.
Goodwill—Goodwill is the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations. We test goodwill for impairment annually or more frequently when indications of potential impairment exist. We monitor the existence of potential impairment indicators throughout the fiscal year.
The Company tests for goodwill impairment at the reporting unit level. Our reporting units are the components of operating segments which constitute businesses for which discrete financial information is available and is regularly reviewed by segment management. No components were aggregated in arriving at our reporting units.
The impairment test involves first qualitatively assessing goodwill for impairment. If the qualitative assessment is not met we then perform a quantitative assessment by first comparing the fair value of each reporting unit to its carrying value, including goodwill. Fair value reflects the price a market participant would be willing to pay in a potential sale of the reporting unit. If the fair value exceeds carrying value, then we conclude that no goodwill impairment has occurred. If the carrying value of the reporting unit exceeds its fair value, a second step is required to measure possible goodwill impairment loss. The second step includes hypothetically valuing the tangible and intangible assets and liabilities of the reporting unit as if the reporting unit had been acquired in a business combination. Then, the implied fair value of the reporting unit's goodwill is compared to the carrying value of that goodwill. If the carrying value of the reporting unit's goodwill exceeds the implied fair value of the goodwill, we recognize an impairment loss in an amount equal to the excess, not to exceed the carrying value. Refer to Note 18. Acquisitions and Divestitures, for further information on the $454 million goodwill attributable to the MVL recorded in the fourth quarter of fiscal 2012.
Goodwill Impairment—For each reporting unit, we determined that the fair value of goodwill remained substantially in excess of carrying values. No goodwill impairments were recorded in fiscal 2012 or fiscal 2011. Refer to Note 7. Intangible Assets and Goodwill for further information regarding the balances of intangibles and goodwill in fiscal 2012 and fiscal 2011.
Warranty—Expected warranty costs for products sold are recognized at the time of sale of the product based on its estimate of the amount that eventually will be required to settle such obligations. These accruals are based on factors such as past experience, production changes, industry developments and various other considerations. These estimates are adjusted from time to time based on facts and circumstances that impact the status of existing claims. Refer to Note 9. Warranty Obligations.
Foreign currency translation—Assets and liabilities of non-U.S. subsidiaries that use a currency other than U.S. dollars as their functional currency are translated to U.S. dollars at end-of-period currency exchange rates. The consolidated statements of operations of non-U.S. subsidiaries are translated to U.S. dollars at average-period currency exchange rates. The effect of translation for non-U.S. subsidiaries is generally reported in OCI. The effect of remeasurement of assets and liabilities of non-U.S. subsidiaries that use the U.S. dollar as their functional currency is primarily included in cost of sales. Also included in cost of sales are gains and losses arising from transactions denominated in a currency other than the functional currency of a particular entity. Net foreign currency transaction losses or (gains) of $24 million, $(3) million and $20 million were included in the consolidated statements of operations for the years ended December 31, 2012, 2011 and 2010, respectively.
Restructuring—Delphi continually evaluates alternatives to align the business with the changing needs of its customers and to lower operating costs. This includes the realignment of its existing manufacturing capacity, facility closures, or similar actions, either in the normal course of business or pursuant to significant restructuring programs. These actions may result in voluntary or involuntary employee termination benefits, which are mainly pursuant to union or other contractual agreements. Voluntary termination benefits are accrued when an employee accepts the related offer. Involuntary termination benefits are accrued upon the commitment to a termination plan and the benefit arrangement is communicated to affected employees, or when liabilities are determined to be probable and estimable, depending on the existence of a substantive plan for severance or termination. Contract termination costs are recorded when contracts are terminated or when Delphi ceases to use the leased facility and no longer derives economic benefit from the contract. All other exit costs are expensed as incurred. Refer to Note 10. Restructuring.
Environmental liabilities—Environmental remediation liabilities are recognized when a loss is probable and can be reasonably estimated. Such liabilities generally are not subject to insurance coverage. The cost of each environmental remediation is estimated by engineering, financial, and legal specialists based on current law and considers the estimated cost of investigation and remediation required and the likelihood that, where applicable, other responsible parties will be able to fulfill their commitments. The process of estimating environmental remediation liabilities is complex and dependent primarily on the nature and extent of historical information and physical data relating to a contaminated site, the complexity of the site, the uncertainty as to what remediation and technology will be required, and the outcome of discussions with regulatory agencies and, if applicable, other responsible parties at multi-party sites. In future periods, new laws or regulations, advances in remediation technologies and additional information about the ultimate remediation methodology to be used could significantly change estimates by Delphi. Refer to Note 13. Commitments and Contingencies for more information.
Asset retirement obligations—Asset retirement obligations are recognized in accordance with FASB ASC 410, Asset Retirement and Environmental Obligations. Conditional retirement obligations have been identified primarily related to asbestos abatement at certain sites. To a lesser extent, conditional retirement obligations also exist at certain sites related to the removal of storage tanks and polychlorinated biphenyl disposal costs. Asset retirement obligations were $3 million and $3 million at December 31, 2012 and 2011, respectively.
Customer concentrations—Sales to GM were approximately 18%, 19% and 21% of our total net sales for the years ended December 31, 2012, 2011 and 2010, respectively. Accounts and other receivables due from GM were $382 million and $382 million as of December 31, 2012 and December 31, 2011, respectively.
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
Foreign exchange forward contracts are accounted for as hedges of firm or forecasted foreign currency commitments to the extent they are designated and assessed as highly effective. All foreign exchange contracts are marked to market on a current basis. Commodity swaps are accounted for as hedges of firm or anticipated commodity purchase contracts to the extent they are designated and assessed as effective. All other commodity derivative contracts that are not designated as hedges are either marked to market on a current basis or are exempted from mark to market accounting as normal purchases. At December 31, 2012 and 2011, the exposure to movements in interest rates was not hedged with derivative instruments. Refer to Note 16. Fair Value of Financial Instruments, Derivatives and Hedging Activities for additional information.
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
Share-Based Compensation—Our share-based compensation arrangements consist of the Delphi Automotive PLC Long Term Incentive Plan (the “PLC LTIP”), and through December 31, 2012, the Value Creation Plan (the "VCP"), a long term incentive plan for key employees. In 2012, grants of restricted stock units (“RSUs”) to Delphi's executives were made under the PLC LTIP. The RSU awards include a time-based vesting portion and a performance-based vesting portion. The performance-based vesting portion includes performance and market conditions in addition to service conditions. The grant date fair value of the RSUs is determined based on the closing price of the Company's ordinary shares on the date of the grant of the award, including an estimate for forfeitures, or a contemporaneous valuation performed by an independent valuation specialist with respect to awards with market conditions. Compensation expense is recognized based upon the grant date fair value of the awards applied to the Company's best estimate of ultimate performance against the respective targets, over the requisite vesting period of the awards. The performance conditions require management to make assumptions regarding the likelihood of achieving certain performance goals. Changes in these performance assumptions, as well as differences in actual results from management's estimates, could result in estimated or actual fair values different from previously estimated fair values.
We expensed the estimated fair value of the VCP over the requisite service vesting periods. Estimating the fair value for the VCP required us to make assumptions regarding the nature of the payout of the award as well as changes in our share price during the post-initial public offering period. The awards cliff vested on December 31, 2012, the end of the performance period. See Note 19. Share-Based Compensation for further disclosures relating to the Company's share-based compensation arrangements.

Business Combinations—We account for our business combinations in accordance with the accounting guidance in FASB ASC 805, Business Combinations. The purchase price of an acquired business is allocated to its identifiable assets and liabilities based on estimated fair values. The excess of the purchase price over the amount allocated to the assets and liabilities, if any, is recorded as goodwill. Determining the fair values of assets acquired and liabilities assumed requires management's judgment, the utilization of independent appraisal firms and often involves the use of significant estimates and assumptions with respect to the timing and amount of future cash flows, market rate assumptions, actuarial assumptions, and appropriate discount rates, among other items.
Recently issued accounting pronouncements—In April 2010, the FASB ratified Emerging Issues Task Force Issue No. 08-9, Milestone Method of Revenue Recognition (“Issue 08-9”). ASU 2010-17, Revenue Recognition—Milestone Method, which resulted from the ratification of Issue 08-9 and amends FASB ASC 605. ASU 2010-17 allows, but does not require, an entity to make an accounting policy election to recognize a payment that is contingent upon the achievement of a substantive milestone in its entirety in the period in which the milestone is achieved. The guidance in ASU 2010-17 is effective for fiscal years, and interim periods within those years, beginning on or after June 15, 2010. The adoption of this guidance on January 1, 2011 did not have a significant impact on Delphi’s financial statements.
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
In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in US GAAP and IFRSs, which updates the definition of fair value and measurement criteria to bring them into agreement with IFRSs (which are also changed to agree with US GAAP). The guidance is effective for interim and annual periods beginning after December 15, 2011. The adoption of this guidance on January 1, 2012 did not have a significant impact on Delphi's financial statements other than providing the required disclosures.
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
In December 2011, the FASB issued ASU 2011-10, Derecognition of In-substance Real Estate—a Scope Clarification. This guidance requires that if an entity ceases to have a controlling interest in a subsidiary that is in substance real estate due to a default on the loan (mortgage) on that real estate, it would continue to recognize the asset and related debt until the real estate is legally transferred to satisfy the debt. The guidance is effective for fiscal years beginning after June 15, 2012. The adoption of this guidance did not have a significant impact on Delphi's financial statements.
The FASB amended ASC 820, “Fair Value Measurements,” with ASU 2011-04, Fair Value Measurement (Topic 820) - Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This update provides converged guidance on how to measure fair value, which is largely consistent with existing U.S. GAAP. This update also requires additional fair value measurement disclosures. The provisions of this update were effective as of January 1, 2012. The adoption of this guidance did not have a significant impact on Delphi's financial statements.
In July 2012, the FASB issued ASU 2012-02, Testing Indefinite-lived Intangible Assets for Impairment. The revised standard is intended to simplify impairment testing of indefinite-lived intangible assets by adding an option to qualitatively assess the asset for impairment.  The guidance is effective for interim and annual impairment tests performed for fiscal years beginning after September 15, 2012.  Delphi adopted this guidance for its testing of indefinite-lived intangible assets for impairment effective October 1, 2012 and it did not have a significant impact on Delphi's financial statements.
Also in December 2011, the FASB issued ASU 2011-11, Disclosures about Offsetting Assets and Liabilities. This guidance requires entities to disclose both gross and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. In January 2013, the FASB issued ASU 2013-01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, which clarified that the scope of ASU 2011-11 applies to derivatives and securities borrowing or lending transactions subject to an agreement similar to a master netting arrangement. The guidance is effective for annual periods beginning on or after January 1, 2013. Early adoption is not permitted, but this guidance shall be applied retrospectively for any period presented that begins before the date of initial application. The adoption of this guidance is not expected to have a significant impact on Delphi's financial statements.
In February 2013, the FASB issued ASU 2013-2, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This guidance requires an organization to present the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income, but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. The guidance is effective for fiscal years beginning after December 15, 2012. The adoption of this guidance is not expected to have a significant impact on Delphi's financial statements.

3. INVENTORIES
Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or market, including direct material costs and direct and indirect manufacturing costs. A summary of inventories is shown below:

	December 31, 2012	December 31, 2011
	(in millions)
Productive material	$586	$594
Work-in-process	128	144
Finished goods	352	316
Total	$1,066	$1,054

4. ASSETS
Other current assets consisted of the following:

	December 31, 2012	December 31, 2011
	(in millions)
Value added tax receivable	$194	$226
Deferred income taxes (Note 14)	148	183
Prepaid insurance and other expenses	86	69
Reimbursable engineering costs	52	24
Notes receivable	22	24
Debt issuance costs (Note 11)	17	17
Income and other taxes receivable	47	36
Deposits to vendors	15	12
Derivative financial instruments (Note 16)	21	4
Other	21	21
Total	$623	$616
Other long-term assets consisted of the following:

	December 31, 2012	December 31, 2011
	(in millions)
Deferred income taxes (Note 14)	$281	$204
Debt issuance costs (Note 11)	55	71
Income and other taxes receivable	88	58
Reimbursable engineering costs	50	41
Value added tax receivable	33	35
Derivative financial instruments (Note 16)	6	—
Other	69	50
Total	$582	$459

5. INVESTMENTS IN AFFILIATES
As part of Delphi’s operations, it has investments in 7 non-consolidated affiliates accounted for under the equity method of accounting. These affiliates are not publicly traded companies and are located primarily in South Korea, China and Mexico. Delphi’s ownership percentages vary generally from approximately 20% to 50%, with the most significant investments in Korea Delphi Automotive Systems Corporation (of which Delphi owns approximately 50%), Delphi-TVS Diesel Systems Ltd (of which Delphi owns approximately 50%), and Promotora de Partes Electricas Automotrices, S.A. de C.V. (of which Delphi owns approximately 40%). The aggregate investment in non-consolidated affiliates was $231 million and $257 million at December 31, 2012 and 2011, respectively. Dividends of $63 million, $1 million and $10 million for the years ended December 31, 2012, 2011 and 2010, respectively, have been received from non-consolidated affiliates. No impairment charges were recorded for the year-ended December 31, 2012. A $7 million impairment charge was recorded for the year ended December 31, 2011 related to Delphi’s investment in a non-consolidated affiliate. No impairment charges were recorded for the year-ended December 31, 2010.

The following is a summary of the combined financial information of significant affiliates accounted for under the equity method as of December 31, 2012 and 2011 and for the years ended December 31, 2012, 2011 and 2010 (unaudited):

	December 31,
	2012	2011
	(in millions)
Current assets	$688	$740
Non-current assets	449	405
Total assets	$1,137	$1,145
Current liabilities	$411	$366
Non-current liabilities	235	203
Shareholders’ equity	491	576
Total liabilities and shareholders’ equity	$1,137	$1,145

	Year Ended December 31,
	2012	2011	2010
	(in millions)
Net sales	$1,737	$1,750	$1,750
Gross profit	184	159	215
Net income	43	25	41
A summary of transactions with affiliates is shown below:

	Year Ended December 31,
	2012	2011	2010
	(in millions)
Sales to affiliates	$36	$66	$62
Purchases from affiliates	$112	$129	$190
6. PROPERTY, NET
Property, net consisted of:

	Estimated Useful Lives	December 31,
		2012	2011
	(Years)	(in millions)
Land	—	$169	$160
Land and leasehold improvements	3-20	93	85
Buildings	40	710	504
Machinery, equipment, and tooling	3-20	2,628	1,989
Furniture and office equipment	3-10	178	149
Construction in progress	—	265	235
Total		4,043	3,122
Less: accumulated depreciation		(1,183)	(807)
Total property, net		$2,860	$2,315
For the year ended December 31, 2012, in conjunction with the restructuring activities initiated in the fourth quarter, as more fully discussed in Note 10. Restructuring, Delphi incurred $15 million of impairment charges related to long-lived assets held for use in its Electronics and Safety segment. For the years ended December 31, 2011 and 2010, Delphi did not incur impairment charges related to long-lived assets held for use.

7. INTANGIBLE ASSETS AND GOODWILL
The changes in the carrying amount of intangible assets and goodwill were as follows as of December 31, 2012 and 2011. See Note 18. Acquisitions and Divestitures for a further description of the Motorized Vehicles Division ("MVL") acquisition.

	As of December 31, 2012			As of December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in millions)			(in millions)
Amortized intangible assets:
Patents and developed technology	$636	$142	$494	$487	$94	$393
Customer relationships	293	85	208	140	57	83
Trade names	103	16	87	96	11	85
Total	1,032	243	789	723	162	561
Unamortized intangible assets:
In-process research & development	14	—	14	27	—	27
Goodwill	473	—	473	8	—	8
Total	$1,519	$243	$1,276	$758	$162	$596
The estimated useful lives of the Company’s amortized intangible assets range from 6 to 20 years.
Estimated amortization expense for the years ending December 31, 2013, 2014, 2015, 2016 and 2017 is presented below:

	Year Ending December 31,
	2013	2014	2015	2016	2017
	(in millions)
Estimated amortization expense	$102	$94	$86	$78	$75
A roll-forward of the gross carrying amounts for the years ended December 31, 2012 and 2011 is presented below:

	2012	2011
	(in millions)
Balance at January 1	$758	$751
Acquisitions	733	17
Foreign currency translation and other	28	(10)
Balance at December 31	$1,519	$758
A roll-forward of the accumulated amortization for the years ended December 31, 2012 and 2011 is presented below:

	2012	2011
	(in millions)
Balance at January 1	$162	$86
Amortization	84	79
Foreign currency translation and other	(3)	(3)
Balance at December 31	$243	$162

8. LIABILITIES
Accrued liabilities consisted of the following:

	December 31, 2012	December 31, 2011
	(in millions)
Payroll-related obligations	$259	$214
Employee benefits, including current pension obligations	123	145
Executive long-term incentive plan (Note 19)	20	—
Income and other taxes payable	261	257
Warranty obligations (Note 9)	92	182
Restructuring (Note 10)	118	55
Customer deposits	35	20
Deferred income taxes (Note 14)	12	28
Derivative financial instruments (Note 16)	12	43
Accrued interest	9	10
Other	300	254
Total	$1,241	$1,208
Other long-term liabilities consisted of the following:

	December 31, 2012	December 31, 2011
	(in millions)
Environmental (Note 13)	$18	$17
Executive long-term incentive plan (Note 19)	—	107
Extended disability benefits	12	10
Warranty obligations (Note 9)	74	133
Restructuring (Note 10)	45	41
Payroll-related obligations	11	10
Accrued income taxes	38	46
Deferred income taxes (Note 14)	185	134
Derivative financial instruments (Note 16)	1	26
Other	50	51
Total	$434	$575

9. WARRANTY OBLIGATIONS
Expected warranty costs for products sold are recognized principally at the time of sale of the product based on estimates of the amount that will eventually be required to settle such obligations. These accruals are based on factors such as past experience, production changes, industry developments and various other considerations. These estimates are adjusted from time to time based on facts and circumstances that impact the status of existing claims. Delphi has recognized its best estimate for its total aggregate warranty reserves across all of its operating segments as of December 31, 2012. The estimated reasonably possible amount to ultimately resolve all matters are not materially different from the recorded reserves as of December 31, 2012.

The table below summarizes the activity in the product warranty liability for the years ended December 31, 2012 and 2011:

	Year Ended December 31,
	2012	2011
	(in millions)
Accrual balance at beginning of period	$315	$362
Provision for estimated warranties incurred during the period	56	68
Provision for changes in estimate for pre-existing warranties	(42)	84
Settlements made during the period (in cash or in kind)	(171)	(205)
Foreign currency translation and other	8	6
Accrual balance at end of period	$166	$315
In 2009, Delphi received information regarding potential warranty claims related to certain components supplied by Delphi’s Powertrain segment. In 2010, Delphi recorded a change in the previous estimate of probable loss related to this matter by recognizing warranty expense in cost of sales of $75 million. This adjustment resulted in a corresponding $75 million decrease in net income attributable to Delphi and a corresponding unfavorable earnings per share impact of $0.11 for the year ended December 31, 2010. In March 2011, Delphi reached a settlement with its customer related to warranty claims on certain components previously supplied by Delphi’s Powertrain segment and reflected a change in its previous estimate of probable loss as a result of the settlement agreement by recognizing $76 million of warranty expense in cost of sales. This adjustment resulted in a corresponding $76 million decrease in net income attributable to Delphi and a corresponding unfavorable earnings per share impact of $0.18 for the year ended December 31, 2011. In April 2011, in accordance with the terms of the settlement agreement, Delphi made a payment of €90 million (approximately $133 million at April 30, 2011 exchange rates) related to this matter. In April 2012, Delphi made the final scheduled payment of €60 million (approximately $80 million at April 30, 2012 exchange rates) related to this matter. In September 2012, as a result of favorable warranty claims experience, Delphi reached a final settlement with its customer related to ongoing warranty claims for production subsequent to the March 2011 settlement, and recorded a change in its previous estimate of warranty claims by recognizing a $25 million reduction of warranty expense in cost of sales in September 2012. This adjustment resulted in a corresponding $25 million increase in net income attributable to Delphi and a corresponding favorable earnings per share impact of $0.08 for the year ended December 31, 2012.

10. RESTRUCTURING
Delphi’s restructuring activities are undertaken as necessary to implement management’s strategy, streamline operations, take advantage of available capacity and resources, and ultimately achieve net cost reductions. These activities generally relate to the realignment of existing manufacturing capacity and closure of facilities and other exit or disposal activities, as it relates to executing the Company’s strategy, either in the normal course of business or pursuant to significant restructuring programs.
In October 2012, we initiated and committed to approximately $300 million of various restructuring programs which includes costs related to the integration of MVL that are intended to further improve Delphi's industry leading cost structure. In the fourth quarter of 2012, Delphi recorded restructuring charges totaling $154 million which includes employee related and other costs. Additionally, Delphi recognized non-cash asset impairment charges of $15 million, recognized in cost of sales. Approximately 75% of the restructuring actions are in Europe, including workforce reductions as well as plant closures, and are expected to be substantially completed by the end of 2013. Restructuring charges for employee separation and termination benefits are paid either over the severance period or on a lump sum basis in accordance with statutory requirements or individual agreements. The Company incurred cash expenditures for these restructuring and integration actions of approximately $20 million in 2012, and expects future cash expenditures in 2013 of approximately $175 million.

The following table summarizes the restructuring charges recorded for the years ended December 31, 2012, 2011 and 2010 by operating segment:

	Year Ended December 31,
Segment	2012	2011	2010
	(in millions)
Electrical/Electronic Architecture	$49	$12	$94
Powertrain Systems	25	12	49
Electronics and Safety	89	5	29
Thermal Systems	8	2	52
Total	$171	$31	$224
The table below summarizes the activity in the restructuring liability for the years ended December 31, 2012 and 2011:

	Employee Termination Benefits Liability	Other Exit Costs Liability	Total
	(in millions)
Accrual balance at January 1, 2011	$148	$21	$169
Provision for estimated expenses incurred during the period	25	6	31
Payments made during the period	(89)	(16)	(105)
Foreign currency and other	2	(1)	1
Accrual balance at December 31, 2011	$86	$10	$96
Provision for estimated expenses incurred during the period	166	5	171
Payments made during the period	(102)	(7)	(109)
Foreign currency and other	7	(2)	5
Accrual balance at December 31, 2012	$157	$6	$163
As part of Delphi’s ongoing efforts to lower costs and operate efficiently, the Company recorded $10 million of restructuring costs during 2011 in North America and South America, primarily related to the Electrical/Electronic Architecture segment. The Company also recorded $10 million of restructuring costs during 2011 in conjunction with workforce reduction and programs related to the rationalization of manufacturing and engineering processes, including plant closures in Europe, primarily related to the Powertrain segment. Additionally, $5 million of costs were incurred related to workforce reduction efforts resulting from prior divestitures.
The Company recorded $28 million of restructuring costs during 2010 in North America, primarily related to the Electrical/Electronic Architecture segment’s continued efforts to reduce the workforce. The four reporting segments recorded $174 million of restructuring costs during 2010 in conjunction with workforce reduction and programs related to the rationalization of manufacturing and engineering processes, including plant closures, primarily in Europe. The Electronics and Safety segment also incurred $8 million of costs related to the ongoing sales and wind-down of its occupant protection systems businesses during the year ended December 31, 2010.

11. DEBT
The following is a summary of debt outstanding, net of discounts of approximately $4 million and $2 million related to the Tranche A Term Loan and the Tranche B Term Loan, defined below, as of December 31, 2012 and December 31, 2011:

	December 31, 2012	December 31, 2011
	(in millions)
Accounts receivable factoring	$19	$54
5.875%, senior notes, due 2019	500	500
6.125%, senior notes, due 2021	500	500
Tranche A Term Loan, due 2016	567	210
Tranche B Term Loan, due 2017	772	772
Capital leases and other	106	67
Total debt	2,464	2,103
Less: current portion	(140)	(107)
Long-term debt	$2,324	$1,996
The principal maturities of debt, at nominal value follows:

Year	Debt and Capital Lease Obligations
(in millions)
2013	$141
2014	64
2015	70
2016	416
2017	775
Thereafter	1,002
Total	$2,468
Credit Agreement
In March 2011, in conjunction with the redemption of membership interests from Class A and Class C membership interest holders, Delphi Corporation, a wholly-owned U.S. subsidiary of Delphi Automotive LLP, entered into a credit agreement with JPMorgan Chase Bank, N.A., as lead arranger and administrative agent, with respect to $3.0 billion in senior secured credit facilities. The March 2011 credit agreement was amended and restated on September 14, 2012 (as so amended, the “Credit Agreement”) and as of December 31, 2012 consists of a $1.3 billion 5-year senior secured revolving credit facility (the “Revolving Credit Facility”), a senior secured 5-year term A loan in an original amount of $258 million (the “Tranche A Term Loan”) and a senior secured 6-year term B loan in an original amount of $950 million (the “Tranche B Term Loan”). As part of the amendment in September 2012, the Company increased its borrowing capacity under the Tranche A Term Loan by $363 million, which was used in connection with financing the acquisition of FCI Group's ("FCI") Motorized Vehicles Division MVL. This additional borrowing was available as a delayed draw facility on and after September 14, 2012 for 30 days. Effective October 11, 2012, the $363 million was fully drawn in conjunction with the closing of the MVL acquisition on October 26, 2012. Delphi paid approximately $86 million of debt issuance costs in connection with the Credit Agreement in March 2011, of which approximately $10 million has been extinguished, and approximately $5 million in issuance costs (including $3 million in original issue discount) were paid in conjunction with the amendment in September 2012. The debt issuance costs are being amortized over the life of the facility. The Revolving Credit Facility was undrawn at December 31, 2012. As of December 31, 2012, Delphi had approximately $9 million in letters of credit issued under the Credit Agreement. Letters of credit issued under the Credit Agreement reduce availability under the Revolving Credit Facility.
The Credit Agreement carries an interest rate, at the Issuer’s option, of either (a) the Administrative Agent’s Alternate Base Rate (“ABR” as defined in the Credit Agreement) plus (i) with respect to the Revolving Credit Facility and the Tranche A Term Loan, 1.00% per annum or (ii) with respect to the Tranche B Term Loan, 1.50% per annum, or (b) the London Interbank Offered Rate (the “Adjusted LIBO Rate” as defined in the Credit Agreement) (“LIBOR”) plus (i) with respect to the Revolving Credit Facility and the Tranche A Term Loan, 2.00% per annum or (ii) with respect to the Tranche B Term Loan, 2.50% per annum since our initial public offering. The Tranche B Term Loan includes a LIBOR floor of 1.00%.

The applicable interest rates listed above for the Revolving Credit Facility and the Tranche A Term Loan may increase or decrease from time to time in increments of 0.25% or 0.50%, up to a maximum of 1.00%, based upon changes to our corporate credit ratings. Accordingly, the interest rate will fluctuate during the term of the Credit Agreement based on changes in the ABR, LIBOR or future changes in our corporate credit ratings. The Credit Agreement also requires that the Issuer pay certain commitment fees on the unused portion of the Revolving Credit Facility and certain letter of credit issuance and fronting fees.
Delphi Corporation is obligated to make quarterly principal payments throughout the terms of the Tranche A and Tranche B Term Loans according to the amortization schedule in the Credit Agreement. Borrowings under the Credit Agreement are prepayable at the Issuer's option without premium or penalty, provided that any prepayment of the Tranche B Term Loan is accompanied by a pro rata payment of the Tranche A Term Loan (based on the respective amounts then outstanding). The Issuer may request that all or a portion of the Term Loans be converted to extend the scheduled maturity date(s) with respect to all or a portion of any principal amount of such Term Loans under certain conditions. In conjunction with repayments made during the year ended December 31, 2011, all quarterly principal payment obligations prior to maturity have been satisfied for the Tranche B Term Loan and quarterly principal payments had previously been satisfied through December 31, 2013 for the Tranche A Term Loan and partially satisfied through March 31, 2014. Effective with the draw of the additional $363 million in Tranche A Term Loan funding in October 2012 as described above the mandatory repayment schedule was reset, quarterly Tranche A Term Loan principal payments were made as of December 31, 2012 and continue through the maturity of the loan. The Credit Agreement also contains certain mandatory prepayment provisions in the event the Company generates excess cash flow (as defined in the Credit Agreement) or Delphi receives net cash proceeds from any asset sale or casualty event. No mandatory prepayments, under these provisions, have been made or are due through December 31, 2012.
The interest rate period with respect to London Interbank Offered Rate (“LIBOR”) interest rate options can be set at one-, two-, three-, or six-months as selected by Delphi Corporation in accordance with the terms of the Credit Agreement (or other period as may be agreed by the applicable lenders), but payable no less than quarterly. Delphi Corporation may elect to change the selected interest rate over the term of the Credit Facilities in accordance with the provisions of the Credit Agreement. As of December 31, 2012, Delphi Corporation selected the one-month LIBOR interest rate option, as detailed in the table below, and the amounts outstanding, net of the discount (in millions) and rates effective as of December 31, 2012 were based on Delphi’s current credit rating and applicable margin for the Credit Agreement:

		Borrowings as of	Rates effective as of
	LIBOR plus	December 31, 2012	December 31, 2012
Revolving Credit Facility	2.00%	$—	—%
Tranche A Term Loan	2.00%	567	2.25%
Tranche B Term Loan	2.50%	772	3.50%	*
* Includes LIBOR floor of 1.00%.
The Credit Agreement contains certain covenants that limit, among other things, the Company’s (and the Company’s subsidiaries’) ability to incur additional indebtedness or liens, to dispose of assets, to make certain investments, to prepay certain indebtedness and to pay dividends, or to make other distributions or redemptions/repurchases, in respect of the Company’s equity interests. In addition, the Credit Agreement requires that the Company maintain a consolidated leverage ratio (the ratio of Consolidated Total Indebtedness to Consolidated EBITDA, each as defined in the Credit Agreement) of less than 2.75 to 1.0. The Credit Agreement also contains events of default customary for financings of this type. The Company was in compliance with the Credit Agreement covenants as of December 31, 2012.
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
The indenture governing the New Senior Notes limits, among other things, Delphi’s (and Delphi’s subsidiaries’) ability to incur additional indebtedness or liens, dispose of assets, make certain restricted payments or investments, enter into transactions with affiliates or merge with or into other entities. As of December 31, 2012, the Company was in compliance with the provisions of the New Senior Notes.
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
Additionally, in connection with the redemption of the Class A and Class C membership interests on March 31, 2011 and execution of the Credit Agreement, each of the DDTL and the NPA was terminated (including the termination, discharge and release of all security and guarantees granted in connection with the DDTL and the NPA) and Delphi paid approximately $57 million to redeem the Old Notes in full. In connection with the termination of the Old Notes, Delphi incurred early termination penalties and recognized a loss on extinguishment of debt of approximately $9 million during the year ended December 31, 2011.
Other Financing
Accounts receivable factoring—Various accounts receivable factoring facilities are maintained in Europe and are accounted for as short-term debt. These uncommitted factoring facilities are available through various financial institutions. As of December 31, 2012 and December 31, 2011, $19 million and $54 million, respectively, were outstanding under these accounts receivable factoring facilities.
Capital leases and other—As of December 31, 2012 and December 31, 2011, approximately $106 million and approximately $67 million, respectively, of other debt issued by certain international subsidiaries and capital lease obligations were outstanding.
Interest—Cash paid for interest related to amounts outstanding totaled $119 million, $101 million and $30 million for the years ended December 31, 2012, 2011 and 2010, respectively.

12. PENSION BENEFITS
Certain of Delphi’s non-U.S. subsidiaries sponsor defined benefit pension plans, which generally provide benefits based on negotiated amounts for each year of service. Delphi’s primary non-U.S. plans are located in France, Germany, Mexico, Portugal and the United Kingdom (“U.K.”). The U.K. and certain Mexican plans are funded. In addition, Delphi has defined benefit plans in South Korea, Turkey and Italy for which amounts are payable to employees immediately upon separation. The obligations for these plans are recorded based on the vested obligation.
Delphi sponsors a Supplemental Executive Retirement Program (“SERP”) for those employees who were U.S. executives of the Predecessor prior to September 30, 2008 and were U.S. executives of Delphi on October 7, 2009, the effective date of the program. This program is unfunded. Executives receive benefits over 5 years after an involuntary or voluntary separation from Delphi. The SERP is closed to new members and was frozen effective September 30, 2008.

Funded Status
The amounts shown below reflect the change in the U.S. defined benefit pension obligations during 2012 and 2011.

	Year ended December 31, 2012	Year ended December 31, 2011
	(in millions)
Benefit obligation at beginning of period	$83	$83
Interest cost	3	3
Actuarial loss	4	5
Benefits paid	(10)	(8)
Benefit obligation at end of period	$80	$83
Change in plan assets:
Fair value of plan assets at beginning of period	$—	$—
Delphi contributions	10	8
Benefits paid	(10)	(8)
Fair value of plan assets at end of period	$—	$—
Underfunded status	$(80)	$(83)
Amounts recognized in the consolidated balance sheets consist of:
Current liabilities	(11)	(9)
Non-current liabilities	(69)	(74)
Total	$(80)	$(83)
Amounts recognized in accumulated other comprehensive income consist of (pre-tax):
Actuarial loss	$13	$9
Total	$13	$9

The amounts shown below reflect the change in the non-U.S. defined benefit pension obligations during 2012 and 2011.

	Year ended December 31, 2012	Year ended December 31, 2011
	(in millions)
Benefit obligation at beginning of period	$1,596	$1,518
Liabilities assumed in the acquisition	29	—
Divestitures	(5)	—
Service cost	44	45
Interest cost	84	87
Actuarial loss	234	43
Benefits paid	(82)	(75)
Impact of curtailments	—	(3)
Plan amendments and other	2	2
Exchange rate movements	70	(21)
Benefit obligation at end of period	$1,972	$1,596
Change in plan assets:
Fair value of plan assets at beginning of period	$987	$910
Assets acquired in the acquisition	5	—
Actual return on plan assets	91	10
Delphi contributions	59	151
Benefits paid	(82)	(75)
Exchange rate movements and other	49	(9)
Fair value of plan assets at end of period	$1,109	$987
Underfunded status	$(863)	$(609)
Amounts recognized in the consolidated balance sheets consist of:
Current liabilities	(23)	(16)
Non-current liabilities	(840)	(593)
Total	$(863)	$(609)
Amounts recognized in accumulated other comprehensive income consist of (pre-tax):
Actuarial loss	$228	$17
Prior service cost	1	1
Total	$229	$18

The projected benefit obligation (“PBO”), accumulated benefit obligation (“ABO”), and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets and with plan assets in excess of accumulated benefit obligations are as follows:

	U.S. Plans		Non-U.S. Plans
	2012	2011	2012	2011
	(in millions) Plans with ABO in Excess of Plan Assets
PBO	$80	$83	$1,813	$1,480
ABO	80	83	1,619	1,320
Fair value of plan assets at end of year	—	—	973	883
	Plans with Plan Assets in Excess of ABO
PBO	$—	$—	$159	$116
ABO	—	—	103	76
Fair value of plan assets at end of year	—	—	136	104
	Total
PBO	$80	$83	$1,972	$1,596
ABO	80	83	1,722	1,396
Fair value of plan assets at end of year	—	—	1,109	987
Benefit costs presented below were determined based on actuarial methods and included the following:

	U.S. Plans
	Year Ended December 31,
	2012	2011	2010
	(in millions)
Interest cost	$3	$3	$4
Net periodic benefit cost	$3	$3	$4

	Non-U.S. Plans
	Year Ended December 31,
	2012	2011	2010
	(in millions)
Service cost	$44	$45	$38
Interest cost	84	87	84
Expected return on plan assets	(65)	(61)	(55)
Settlement gain	—	(1)	(1)
Curtailment (gain) loss	—	(3)	(9)
Amortization of actuarial losses	—	—	3
Other	1	—	—
Net periodic benefit cost	$64	$67	$60
Other postretirement benefit obligations were approximately $15 million at December 31, 2012, and not significant at December 31, 2011.
Experience gains and losses, as well as the effects of changes in actuarial assumptions and plan provisions greater than 10% of the PBO for a particular plan are amortized over the average future service period of employees. The estimated actuarial loss for the defined benefit pension plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost in 2013 is $7 million.

The principal assumptions used to determine the pension expense and the actuarial value of the projected benefit obligation for the U.S. and non-U.S. pension plans were:
Assumptions used to determine benefit obligations at December 31:

	Pension Benefits
	U.S. Plans		Non-U.S. Plans
	2012	2011	2012	2011
Weighted-average discount rate	2.40%	3.30%	4.41%	5.24%
Weighted-average rate of increase in compensation levels	N/A	N/A	3.50%	3.66%
Assumptions used to determine net expense for years ended December 31:

	Pension Benefits
	U.S. Plans			Non-U.S. Plans
	2012	2011	2010	2012	2011	2010
Weighted-average discount rate	3.30%	4.10%	5.00%	5.24%	5.69%	5.97%
Weighted-average rate of increase in compensation levels	N/A	N/A	N/A	3.66%	3.88%	3.89%
Expected long-term rate of return on plan assets	N/A	N/A	N/A	6.43%	6.65%	7.14%
Delphi selects discount rates by analyzing the results of matching each plan’s projected benefit obligations with a portfolio of high-quality fixed income investments rated AA-or higher by Standard and Poor’s.
Delphi does not have any U.S. pension assets; therefore no U.S. asset rate of return calculation was necessary for 2012 or 2011. The primary funded non-U.S. plans are in the United Kingdom and Mexico. For the determination of 2012 expense, Delphi assumed a long-term asset rate of return of approximately 6.25% and 8.5% for the United Kingdom and Mexico, respectively. Delphi evaluated input from local actuaries and asset managers, including consideration of recent fund performance and historical returns, in developing the long-term rate of return assumptions. The assumptions for the United Kingdom and Mexico are primarily long-term, prospective rates.
Delphi’s pension expense for 2013 is determined at the 2012 year end measurement date. For purposes of analysis, the following table highlights the sensitivity of the Company’s pension obligations and expense to changes in key assumptions:

Change in Assumption	Impact on Pension Expense	Impact on PBO
25 basis point (“bp”) decrease in discount rate	+ $5 million	+ $ 86 million
25 bp increase in discount rate	- $3 million	- $ 81 million
25 bp decrease in long-term return on assets	+ $3 million	—
25 bp increase in long-term return on assets	- $3 million	—
The above sensitivities reflect the effect of changing one assumption at a time. It should be noted that economic factors and conditions often affect multiple assumptions simultaneously and the effects of changes in key assumptions are not necessarily linear. The above sensitivities also assume no changes to the design of the pension plans and no major restructuring programs.

Pension Funding
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

	Projected Pension Benefit Payments
	U.S. Plans	Non-U.S. Plans
	(in millions)
2013	$11	$79
2014	11	69
2015	7	72
2016	8	77
2017	8	83
2018 – 2022	33	516
Delphi anticipates making required pension contributions of approximately $80 million in 2013.
Delphi sponsors defined contribution plans for certain hourly and salaried employees. Expense related to the contributions for these plans was $48 million, $46 million, and $35 million for the years ended December 31, 2012, 2011 and 2010, respectively.
Plan Assets
The pension plans sponsored by Delphi invest in a diversified portfolio consisting of an array of asset classes that attempts to maximize returns while minimizing volatility. These asset classes include developed market equities, emerging market equities, private equity, global high quality and high yield fixed income, real estate, and absolute return strategies.
The fair values of Delphi’s pension plan assets weighted-average asset allocations at December 31, 2012 and 2011, by asset category, are as follows:

	Fair Value Measurements at December 31, 2012
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Cash	$58	$58	$—	$—
Time deposits	2	—	2	—
Equity mutual funds	313	—	313	—
Bond mutual funds	430	—	430	—
Real estate trust funds	42	—	—	42
Hedge Funds	91	—	—	91
Commodities Fund	39	—	39	—
Insurance contracts	3	—	—	3
Debt securities	76	76	—	—
Equity securities	55	55	—	—
Total	$1,109	$189	$784	$136

	Fair Value Measurements at December 31, 2011
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Cash	$101	$101	$—	$—
Equity mutual funds	263	—	263	—
Bond mutual funds	360	—	360	—
Real estate trust funds	43	—	—	43
Hedge Funds	81	—	—	81
Commodities Fund	35	—	35	—
Debt securities	63	63	—	—
Equity securities	41	41	—	—
Total	$987	$205	$658	$124
Following is a description of the valuation methodologies used for pension assets measured at fair value.
Time deposits - The fair value of fixed-maturity certificates of deposit was estimated using the rates offered for deposits of similar remaining maturities.
Equity Mutual Funds—The fair value of the equity mutual funds is determined by the indirect quoted market prices on regulated financial exchanges of the underlying investments included in the fund.
Bond Mutual Funds—The fair value of the bond mutual funds is determined by the indirect quoted market prices on regulated financial exchanges of the underlying investments included in the fund.
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
Insurance contracts - The insurance contracts are invested in a fund with guaranteed minimum returns.  The fair values of these contracts are based on the net asset value underlying the contracts.
Debt Securities—The fair value of debt securities is determined by direct quoted market prices on regulated financial exchanges.
Equity Securities—The fair value of equity securities is determined by direct quoted market prices on regulated financial exchanges.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Real Estate Trust Fund	Hedge Funds	Insurance Contracts
	(in millions)
Beginning balance at December 31, 2010	$—	$—	$—
Actual return on plan assets:
Relating to assets still held at the reporting date	1	(1)	—
Purchases, sales, and settlements	42	82	—
Ending balance at December 31, 2011	$43	$81	$—
Actual return on plan assets:
Relating to assets still held at the reporting date	(1)	4	—
Assets assumed in acquisition	—	—	3
Purchases, sales, and settlements	—	6	—
Ending balance at December 31, 2012	$42	$91	$3

13. COMMITMENTS AND CONTINGENCIES
European Union Antitrust Investigation
Delphi has received requests for information from antitrust authorities at the European Commission seeking information about alleged conduct by Delphi in connection with an investigation of automotive parts suppliers concerning possible violations of antitrust laws related to the supply of wire harnesses to vehicle manufacturers. Delphi is cooperating fully with the European authorities. Investigations of this nature often continue for several years and may result in fines imposed by the European authorities. Depending on its size, a potential fine could result in a material adverse impact on the Company’s operating results and cash flows. At this time, Delphi is unable to estimate any reasonably possible range of loss that may ultimately result from this investigation. No accrual for this matter has been recorded as of December 31, 2012.
Unsecured Creditors Litigation
In December 2011, a complaint was filed in the Bankruptcy Court alleging that the redemption by Delphi Automotive LLP of the membership interests of GM and the PBGC, the initial public offering and a distribution by Delphi Automotive LLP in the amount of $95 million principally in respect of taxes constituted, in the aggregate, distributions to the members of Delphi Automotive LLP in excess of $7.2 billion. The complaint further alleged that such aggregate distributions obligate Delphi Automotive LLP to pay to the holders of allowed general unsecured claims against the Predecessor $32.50 for every $67.50 in excess of $7.2 billion in distributions, up to a maximum of $300 million. In March 2012, the Bankruptcy Court heard arguments and granted Delphi’s motion to dismiss the complaint. In June 2012, the unsecured creditors filed an appeal of the decision of the Bankruptcy Court with the United States District Court for the Southern District of New York (the “U.S. District Court”). In October 2012, the U.S. District Court upheld the decision of the Bankruptcy Court. Because no further appeal was taken, the decision is final. No accrual for this matter has been recorded as of December 31, 2012 as the Company was able to successfully defend against this claim.
Environmental Matters
Delphi is subject to the requirements of U.S. federal, state, local and non-U.S. environmental and safety and health laws and regulations. As of December 31, 2012 and December 31, 2011, the undiscounted reserve for environmental investigation and remediation was approximately $21 million (of which $3 million was recorded in accrued liabilities and $18 million was recorded in other long-term liabilities) and $22 million (of which $5 million was recorded in accrued liabilities and $17 million was recorded in other long-term liabilities). Delphi cannot ensure that environmental requirements will not change or become more stringent over time or that its eventual environmental remediation costs and liabilities will not exceed the amount of its current reserves. In the event that such liabilities were to significantly exceed the amounts recorded, Delphi’s results of operations could be materially affected. At December 31, 2012, the difference between the recorded liabilities and the reasonably possible range of loss was not material.

Ordinary Business Litigation
Delphi is from time to time subject to various legal actions and claims incidental to its business, including those arising out of alleged defects, alleged breaches of contracts, product warranties, intellectual property matters, and employment-related matters. It is the opinion of Delphi that the outcome of such matters will not have a material adverse impact on the consolidated financial position, results of operations, or cash flows of Delphi. With respect to warranty matters, although Delphi cannot ensure that the future costs of warranty claims by customers will not be material, Delphi believes its established reserves are adequate to cover potential warranty settlements.
Brazil Matters
Delphi conducts significant business operations in Brazil that are subject to the Brazilian federal labor, social security, environmental, tax and customs laws, as well as a variety of state and local laws. While Delphi believes it complies with such laws, they are complex, subject to varying interpretations, and the Company is often engaged in litigation with government agencies regarding the application of these laws to particular circumstances. In addition, Delphi also is a party to commercial and labor litigation with private parties in Brazil. As of December 31, 2012, related claims totaling $215 million (using December 31, 2012 foreign currency rates) have been asserted against Delphi. As of December 31, 2012, the Company maintains accruals for these asserted claims of $38 million (using December 31, 2012 foreign currency rates). The amounts accrued represent claims that are deemed probable of loss and are reasonably estimable based on the Company’s analyses and assessment of the asserted claims and prior experience with similar matters. While the Company believes its accruals are adequate, the final amounts required to resolve these matters could differ materially from the Company’s recorded estimates and Delphi’s results of operations could be materially affected.
Operating Leases
Rental expense totaled $99 million, $95 million and $98 million for the years ended December 31, 2012, 2011 and 2010, respectively. As of December 31, 2012, Delphi had minimum lease commitments under non-cancellable operating leases totaling $407 million, which become due as follows:

Year	Minimum Future Operating Lease Commitments
(in millions)
2013	$95
2014	82
2015	64
2016	56
2017	54
Thereafter	56
Total	$407

14. INCOME TAXES
Income from continuing operations before income taxes and equity income (loss) for U.S. and non-U.S. operations are as follows:

	Year ended December 31, 2012	Year ended December 31, 2011	Year ended December 31, 2010
	(in millions)
U.S. income	$470	$149	$313
Non-U.S. income	875	1,357	631
Income from continuing operations before income taxes and equity income (loss)	$1,345	$1,506	$944

The provision (benefit) for income taxes is comprised of:

	Year ended December 31, 2012	Year ended December 31, 2011	Year ended December 31, 2010
	(in millions)
Current income tax expense:
U.S. federal	$71	$104	$98
Non-U.S.	199	232	164
U.S. state and local	5	5	10
Total current	275	341	272
Deferred income tax (benefit) expense, net:
U.S. federal	24	(45)	(17)
Non-U.S.	(88)	12	3
U.S. state and local	1	(3)	—
Total deferred	(63)	(36)	(14)
Total income tax provision (benefit)	$212	$305	$258
Cash paid or withheld for income taxes was $280 million, $303 million and $254 million for the years ended December 31, 2012, 2011 and 2010, respectively.
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

	Year Ended December 31,
	2012	2011	2010
	(in millions)
Notional U.S. federal income taxes at statutory rate	$471	$527	330
Income taxed at other rates	(200)	(225)	(22)
Change in valuation allowance	(29)	(52)	(21)
Other change in tax reserves	(13)	17	(2)
Withholding taxes	22	56	24
Tax credits	(13)	(26)	(29)
Change in tax law	6	13	(15)
Tax settlements	(26)	—	—
Other adjustments	(6)	(5)	(7)
Total income tax expense	$212	$305	258
Effective tax rate	16%	20%	27%
The Company’s tax rate is affected by the tax rates in the jurisdictions in which the Company operates, the relative amount of income earned by jurisdiction, jurisdictions with a statutory tax rate less than the U.S. rate of 35% and the relative amount of losses or income for which no tax benefit or expense was recognized due to a valuation allowance. Included in the non-U.S. incomes taxes at other rates are tax incentives obtained in various non-U.S. countries, primarily the Hi-Tech Enterprise status in China, the Special Economic Zone exemption in Turkey and the Maquiladora regime in Mexico of $41 million and $64 million in 2012 and 2011, respectively, and tax benefit for income earned in jurisdictions where a valuation allowance has been recorded, primarily Luxembourg, of $47 million and $65 million, in 2012 and 2011, respectively.
The effective tax rate for the year ended December 31, 2012 was impacted by the release of $29 million of valuation allowances, a favorable tax settlement of $26 million, a $30 million reduction in tax reserves due to resolution of open issues with tax authorities offset by an increase of $17 million primarily related to uncertain tax positions outside the United States. The effective tax rate in the year ended December 31, 2011 was impacted by the release of $52 million of valuation allowances, offset by an increase of $10 million in withholding tax expense primarily related to the funding of the redemption of all the outstanding Class A and Class C membership interests in Delphi Automotive LLP and $27 million related to changes in our assertion with respect to our intent to repatriate foreign earnings in certain countries. The Company recognized $21 million tax benefit in 2010 related to changes of judgment in valuation allowance for the realization of deferred tax assets.
The Company currently benefits from tax holidays in various non-U.S. jurisdictions with expiration dates from 2013 through 2023. The income tax benefits attributable to these tax holidays are approximately $13 million ($0.04 per share) in 2012, $20 million ($0.05 per share) in 2011 and $5 million ($0.01 per share) in 2010.
The American Taxpayer Relief Act of 2012 was enacted on January 2, 2013. The tax bill retroactively reinstates expired tax provisions known as tax extenders including the research and development tax credit. The income tax accounting effect, including any retroactive effect, of a tax law change is accounted for in the period of enactment, which in this case is the first quarter of 2013. As a result, the Company did not recognize a tax benefit of approximately $22 million in 2012 related to the research and development credit which will favorably impact the first quarter results in 2013.
Deferred Income Taxes
The Company accounts for income taxes and the related accounts under the liability method. Deferred income tax assets and liabilities reflect the impact of temporary differences between amounts of assets and liabilities for financial reporting purposes and the bases of such assets and liabilities as measured by tax laws. Significant components of the deferred tax assets and liabilities are as follows:

	December 31,
	2012	2011
	(in millions)
Deferred tax assets:
Pension	$200	$136
Employee Benefits	19	49
Net operating loss carryforwards	471	483
Warranty and other liabilities	127	188
Other	147	91
Total gross deferred tax assets	964	947
Less: valuation allowances	(502)	(472)
Total deferred tax assets (1)	$462	$475
Deferred tax liabilities:
Fixed Assets	$48	$6
Tax on unremitted profits of certain foreign subsidiaries	31	39
Intangibles	151	160
Foreign operating loss recapture	—	45
Total gross deferred tax liabilities	230	250
Net deferred tax assets	$232	$225

(1)	Reflects gross amount before jurisdictional netting of deferred tax assets and liabilities.
Net current and non-current deferred tax assets and liabilities are included in the consolidated balance sheets as follows:

	December 31
	2012	2011
	(in millions)
Current assets	$148	$183
Current liabilities	(12)	(28)
Long-term assets	281	204
Long-term liabilities	(185)	(134)
Total deferred tax asset	$232	$225
The net deferred tax assets of $232 million as of December 31, 2012 are primarily comprised of deferred tax asset amounts in the U.K., Germany, and China.

Net Operating Loss and Tax Credit Carryforwards
As of December 31, 2012, the Company has gross deferred tax assets of approximately $471 million for non-U.S. net operating loss (“NOL”) carryforwards with recorded valuation allowances of $417 million. These NOL’s are available to offset future taxable income and realization is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards. The non-U.S. NOL’s primarily relate to France, Luxembourg, and Spain. The NOL carryforwards have expiration dates ranging from one year to an indefinite period.
Deferred tax assets include $30 million and $10 million of tax credit carryforwards with recorded valuation allowances of $24 million and $3 million at December 31, 2012 and 2011, respectively. These tax credit carryforwards expire in 2013 through 2029.
Cumulative Undistributed Foreign Earnings
Withholding taxes of $31 million have been accrued on undistributed earnings are primarily related to China, South Korea, Turkey, and Morocco that are not indefinitely reinvested. There are no other material liabilities for U.K. income taxes on the undistributed earnings of foreign subsidiaries, as the Company has concluded that such earnings are either indefinitely reinvested or should not give rise to additional income tax liabilities as a result of the distribution of such earnings.
Uncertain Tax Positions
The Company recognizes tax benefits only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Unrecognized tax benefits are tax benefits claimed in the Company's tax returns that do not meet these recognition and measurement standards.
A reconciliation of the gross change in the unrecognized tax benefits balance, excluding interest and penalties is as follows:

	Year ended December 31, 2012	Year ended December 31, 2011	Year ended December 31, 2010
	(in millions)
Balance at beginning of period	$99	$82	$83
Liabilities assumed in acquisition	2	—	—
Additions related to current year	3	43	9
Additions related to prior years	10	7	11
Reductions related to prior years	(40)	(24)	(19)
Reductions due to expirations of statute of limitations	—	(6)	(1)
Settlements-cash	—	(3)	(1)
Balance at end of period	$74	$99	$82
A portion of the Company's unrecognized tax benefits would, if recognized, reduce its effective tax rate. The remaining unrecognized tax benefits relate to tax positions for which only the timing of the benefit is uncertain. Recognition of these tax benefits would reduce the Company’s effective tax rate only through a reduction of accrued interest and penalties. As of December 31, 2012 and 2011, the amounts of unrecognized tax benefit that would reduce the Company’s effective tax rate were $57 million and $68 million, respectively. In addition, $23 million and $19 million for 2012 and 2011, respectively, would be offset by the write-off of a related deferred tax asset, if recognized.
The Company's recognizes interest and penalties relating to unrecognized tax benefits as part of income tax expense. Total accrued liabilities for interest and penalties were $18 million and $15 million at December 31, 2012 and 2011, respectively. Total interest and penalties recognized as part of income tax expense was a increase of $3 million, a decrease of $3 million and a decrease of $3 million for the years ended December 31, 2012, 2011 and 2010, respectively.
The Company files tax returns in multiple jurisdictions and is subject to examination by taxing authorities throughout the world. Taxing jurisdictions significant to Delphi include the China, Brazil, France, Germany, Mexico, Poland, the U.S. and the U.K. Open tax years related to these taxing jurisdictions remain subject to examination and could result in additional tax liabilities. In general, the Company's affiliates are no longer subject to income tax examinations by foreign tax authorities for years before 2002. It is reasonably possible that audit settlements, the conclusion of current examinations or the expiration of the statute of limitations in several jurisdictions could impact the Company’s unrecognized tax benefits.

Tax Return Filing Determinations and Elections
Delphi Automotive LLP, which acquired certain businesses of the Predecessor on October 6, 2009, the Acquisition Date, was established on August 19, 2009 as a limited liability partnership incorporated under the laws of England and Wales. At the time of its formation, Delphi Automotive LLP elected to be treated as a partnership for U.S. federal income tax purposes. The Company believes the Internal Revenue Service (the "IRS") may assert that Delphi Automotive LLP, and as a result Delphi Automotive PLC, should be treated as a domestic corporation for U.S. federal income tax purposes, retroactive to the Acquisition Date. If Delphi Automotive LLP were treated as a domestic corporation for U.S. federal income tax purposes, the Company expects that, although Delphi Automotive PLC is incorporated under the laws of Jersey and a tax resident in the U.K., it would also be treated as a domestic corporation for U.S. federal income tax purposes.
Delphi Automotive LLP filed U.S. federal partnership tax returns for 2009, 2010, and 2011. In light of the Notice, the IRS is currently reviewing whether Section 7874 applies to Delphi Automotive LLP’s acquisition of the automotive supply and other businesses of the Predecessor. The Company believes, after consultation with counsel, that neither Delphi Automotive LLP nor Delphi Automotive PLC should be treated as a domestic corporation for U.S. federal income tax purposes, and intends to vigorously contest any assertion by the IRS to the contrary, including through litigation if the Company were unable to reach a satisfactory resolution with the IRS. However, no assurance can be given that the IRS will not contend, or that a court would not conclude, that Delphi Automotive LLP, and therefore Delphi Automotive PLC, should be treated as a domestic corporation for U.S. federal income tax purposes. No accrual for this matter has been recorded as of December 31, 2012.
If these entities were treated as domestic corporations for U.S. federal income tax purposes, the Company would be subject to U.S. federal income tax on its worldwide taxable income, including distributions, as well as deemed income inclusions from some of its non-U.S. subsidiaries. This could have a material adverse impact on our income tax liability in the future. However, the Company may also benefit from deducting certain expenses that are currently not deducted in the U.S. As a U.S. company, any dividends we pay to non-U.S. shareholders could also be subject to U.S. federal income tax withholding at a rate of 30% (unless reduced or eliminated by an income tax treaty), and it is possible that tax may be withheld on such dividends in certain circumstances even before a final determination has been made with respect to the Company's U.S. income tax status. In addition, we could be liable for the failure by Delphi Automotive LLP to withhold U.S. federal income taxes on distributions to its non-U.S. members for periods beginning on or after the Acquisition Date.

15. SHAREHOLDERS’ EQUITY AND NET INCOME PER SHARE
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
Net Income Per Share
Basic net income per share is computed by dividing net income attributable to Delphi by the weighted average number of ordinary shares outstanding during the period. Diluted net income per share reflects the weighted average dilutive impact of all potentially dilutive securities from the date of issuance and is computed using the treasury stock method by dividing net income attributable to Delphi by the diluted weighted average number of ordinary shares outstanding. For all periods presented, the calculation of net income per share contemplates the dilutive impacts, if any, of the Company’s share-based compensation plans. Refer to Note 19. Share-Based Compensation for additional information. For all periods presented, the effect of the VCP awards was anti-dilutive and therefore excluded from the calculation of diluted net income per share, as discussed in Note 19. Share-Based Compensation.

Weighted Average Shares
As described above, on November 22, 2011, Delphi Automotive PLC completed the exchange of all of the outstanding equity of Delphi Automotive LLP for 328,244,510 ordinary shares in Delphi Automotive PLC. For the year ended December 31, 2011, the net income per share is presented giving effect to this transaction on a retrospective basis. In addition, weighted average shares outstanding for the year ended December 31, 2011 were impacted by the following transactions:

•	The redemption of all outstanding Class A and Class C membership interests for $4,565 million on March 31, 2011.

•	The repurchase of 10,005 Class B membership interests for approximately $180 million in 2011.

•	The issuance of 24,000 Class E-1 membership interests to the Board of Managers as part of the Class E-1 Interest Incentive Plan in June 2010.
The impact of the above transactions on weighted average shares outstanding follows:

	Year Ended December 31, 2011	Year Ended December 31, 2010
	(shares in millions)
Weighted average ordinary shares outstanding as result of the initial public offering	328.24	328.24
Redemption of Class A & C membership interests (1)	86.11	349.21
Repurchase of Class B membership interests	6.91	8.57
Weighted average ordinary shares outstanding for the period	421.26	686.02
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
The following table illustrates net income per share attributable to Delphi and the weighted average shares outstanding used in calculating basic and diluted income per share:

	Year Ended December 31,
	2012	2011	2010
	(in millions, except per share data)
Numerator:
Net income attributable to Delphi	$1,077	$1,145	$631
Denominator:
Weighted average ordinary shares outstanding, basic	322.94	421.26	686.02
Dilutive shares related to RSUs	0.35	—	—
Weighted average ordinary shares outstanding, including dilutive shares	323.29	421.26	686.02
Net income per share attributable to Delphi:
Basic	$3.34	$2.72	$0.92
Diluted	$3.33	$2.72	$0.92
Anti-dilutive securities share impact:	3.15	1.86	—
Share Repurchase Program
In January 2012, the Board of Directors authorized a share repurchase program of up to $300 million of ordinary shares. The program was scheduled to terminate on the earlier of December 31, 2012 or when the Company attained $300 million of ordinary share repurchases, which was fully satisfied in September 2012. Subsequently, in September 2012, the Board of Directors authorized a new share repurchase program of up to $750 million of ordinary shares. This program will terminate when the Company attains $750 million of ordinary shares repurchases and provides for share repurchases in the open market or in privately negotiated transactions, depending on share price, market conditions and other factors, as determined by the Company. During the year ended December 31, 2012, Delphi repurchased 13,421,742 shares at an average price of $30.02, which totaled approximately $403 million. Approximately $647 million of share repurchases remain available under the program adopted in September 2012. All repurchased shares were retired, and are reflected as a reduction of ordinary share capital for the par value of the shares, with the excess applied as reductions to additional paid-in capital and retained earnings.

Membership Interests
In conjunction with the Acquisition on October 6, 2009, all outstanding shares of stock of the Predecessor were canceled and Delphi Automotive LLP issued membership interests. On October 6, 2009, Delphi Automotive LLP and GM collectively acquired substantially all of the assets of the Predecessor, the Class A, B and C membership interests were issued to GM, certain investors, including former creditors of the Predecessor, and the PBGC, respectively, and the debt outstanding from the debtor-in-possession (“DIP”) lenders was settled. The Class A and Class B membership interests entitled the holders to non-controlling representation on Delphi Automotive LLP’s Board of Managers, and, along with Class C and Class E-1 membership interests, entitled the holders to potential, future distributions by Delphi Automotive LLP.
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
The following table summarizes the membership interests issued:

Class	Members	Membership Interests Issued	Date Issued	Membership Interests as of December 31, 2010	Membership Interests as of December 31, 2009
				(in millions)
A	GM	1,750,000	October 2009	$2,083	$1,969
B	DIP Lenders(1)	354,500	October 2009	2,816	2,406
C	PBGC	100,000	October 2009	646	539
E-1	Board of Managers	24,000	June 2010	5	—
			Total	$5,550	$4,914

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
In conjunction with the adoption in 2010 of the 2010 Board of Managers Class E-1 Interest Incentive Plan and the VCP, both of which were long-term incentive plans designed to assist the Company in attracting, retaining, motivating and rewarding the Board of Managers and key employees of the Company, and promoting the creation of long-term value, the Fourth LLP Agreement was amended to address the Class E-1 membership interests and the VCP. The Fourth LLP Agreement includes provisions related to potential distributions, or alternatively, allocations of equity, to the Class E-1 members and employee incentive plans based on rates/amounts as defined in the agreement (approximately 3.7% for the first approximately $1.6 billion of distributions and approximately 3.4% for distributions thereafter, subject to adjustment for the Class B membership interests repurchased) with ratable reductions in the distribution percentages applied to Class B members.
Under the terms of the Acquisition and the Fourth LLP Agreement, if cumulative distributions to the members of Delphi Automotive LLP under certain provisions of the Fourth LLP Agreement exceed $7.2 billion, Delphi, as disbursing agent on behalf of DPHH, is required to pay to the holders of allowed general unsecured claims against the Predecessor, $32.50 for every $67.50 in excess of $7.2 billion distributed to the members, up to a maximum amount of $300 million. This contingency is not considered probable of occurring as of December 31, 2012. Refer to Note 13. Commitments and Contingencies for additional information.
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

	Period from January 1, 2011 to Initial Public Offering Net Income Attributable to Membership Interests	Year Ended December 31, 2010 Net Income Attributable to Membership Interests
Class	(in millions)
A	$76	$114
B	930	410
C	25	107
E-1	4	—
	$1,035	$631

16. FAIR VALUE OF FINANCIAL INSTRUMENTS, DERIVATIVES AND HEDGING ACTIVITIES
Financial Instruments
Delphi’s non-derivative financial instruments include debt, which consists of its accounts receivable factoring arrangements, capital leases and other debt issued by Delphi’s foreign subsidiaries, the Tranche A Term Loan, the Tranche B Term Loan and the New Senior Notes. The fair value of debt is based on quoted market prices for instruments with public market data or the current book value for instruments without a quoted public market price (Level 2). As of December 31, 2012 and December 31, 2011, the total of debt was recorded at $2,464 million and $2,103 million, respectively, and had estimated fair values of $2,557 million and $2,125 million, respectively. For all other financial instruments recorded at December 31, 2012 and December 31, 2011, fair value approximates book value.
Derivatives and Hedging Activities
Delphi is exposed to market risk, such as fluctuations in foreign currency exchange rates, commodity prices and changes in interest rates, which may result in cash flow risks. To manage the volatility relating to these exposures, Delphi aggregates the exposures on a consolidated basis to take advantage of natural offsets. For exposures that are not offset within its operations, Delphi enters into various derivative transactions pursuant to its risk management policies, which prohibit holding or issuing derivative financial instruments for speculative purposes, and designation of derivative instruments is performed on a transaction basis to support hedge accounting. The changes in fair value of these hedging instruments are offset in part or in whole by corresponding changes in the fair value or cash flows of the underlying exposures being hedged. Delphi assesses the initial and ongoing effectiveness of its hedging relationships in accordance with its documented policy. As of December 31, 2012, Delphi has entered into derivative instruments to hedge cash flows extending out to January 2015.
As of December 31, 2012, the Company had the following outstanding notional amounts related to commodity and foreign currency forward contracts that were entered into to hedge forecasted exposures:

Commodity	Quantity Hedged	Unit of Measure
	(in thousands)
Copper	57,586	pounds
Primary Aluminum	36,982	pounds
Secondary Aluminum	19,328	pounds

Foreign Currency	Quantity Hedged	Unit of Measure
	(in millions)
Hungarian Forint	9,107	HUF
Mexican Peso	6,038	MXN
South Korean Won	17,313	KRW
Thai Baht	1,319	THB
Chinese Yuan Renminbi	391	CNY
Romanian Leu	295	RON
Euro	348	EUR
New Turkish Lira	176	TRY
Polish Zloty	259	PLN
Brazilian Real	103	BRL
British Pound	27	GBP

The fair value of derivative financial instruments recorded in the consolidated balance sheets as of December 31, 2012 and December 31, 2011 are as follows:

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	December 31, 2012	Balance Sheet Location	December 31, 2012
	(in millions)
Designated derivatives instruments:
Commodity derivatives	Other Current Assets	$2	Accrued Liabilities	$7
Foreign currency derivatives*	Other Current Assets	24	Other Current Assets	5
Foreign currency derivatives*	Accrued Liabilities	—	Accrued Liabilities	5
Commodity derivatives	Other Long-Term Assets	1	Other Long-Term Liabilities	1
Foreign currency derivatives*	Other Long-Term Assets	7	Other Long-Term Assets	2
Total		$34		$20
Derivatives not designated:
None

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	December 31, 2011	Balance Sheet Location	December 31, 2011
	(in millions)
Designated derivatives instruments:
Commodity derivatives	Other Current Assets	$1	Accrued Liabilities	$17
Foreign currency derivatives	Other Current Assets	3	Accrued Liabilities	—
Foreign currency derivatives*	Accrued Liabilities	9	Accrued Liabilities	35
Commodity derivatives	Other Long-Term Assets	—	Other Long-Term Liabilities	11
Foreign currency derivatives*	Other Long-Term Liabilities	2	Other Long-Term Liabilities	17
Total		$15		$80
Derivatives not designated:
None
 * Derivative instruments within this category are subject to master netting arrangements and are presented on a net basis in the consolidated balance sheets in accordance with accounting guidance related to the offsetting of amounts related to certain contracts.
The fair value of Delphi’s derivative financial instruments increased from a net liability position at December 31, 2011 to a net asset position at December 31, 2012 primarily due to favorable movements in the forward rates of certain commodities and currencies.

The effect of derivative financial instruments in the consolidated statement of operations and and consolidated statement of comprehensive income for the year ended December 31, 2012 is as follows:

Year Ended December 31, 2012	Gain Recognized in OCI (Effective Portion)	(Loss) Gain Reclassified from OCI into Income (Effective Portion)	Gain Recognized in Income (Ineffective Portion Excluded from Effectiveness Testing)
	(in millions)
Designated derivatives instruments:
Commodity derivatives	$11	$(12)	$—
Foreign currency derivatives	79	10	1
Total	$90	$(2)	$1

Loss Recognized in Income
Derivatives not designated:
Commodity derivatives	$—
Foreign currency derivatives	(5)
Total	$(5)
The effect of derivative financial instruments in the consolidated statement of operations and consolidated statement of comprehensive income for the year ended December 31, 2011 is as follows:

Year Ended December 31, 2011	Loss Recognized in OCI (Effective Portion)	Gain Reclassified from OCI into Income (Effective Portion)	Loss Recognized in Income (Ineffective Portion Excluded from Effectiveness Testing)
	(in millions)
Designated derivatives instruments:
Commodity derivatives	$(52)	$28	$(1)
Foreign currency derivatives	(56)	18	—
Total	$(108)	$46	$(1)

Gain Recognized in Income
Derivatives not designated:
Commodity derivatives	$—
Foreign currency derivatives	2
Total	$2
The gain or loss reclassified from OCI into income for the effective portion of designated derivative instruments and the gain or loss recognized in income for the ineffective portion of designated derivative instruments excluded from effectiveness testing were recorded to cost of sales in the consolidated statements of operations for the years ended December 31, 2012 and 2011. The gain or loss recognized in income for non-designated derivative instruments was recorded in other income, net and cost of goods sold for the years ended December 31, 2012 and 2011.
Gains and losses on derivatives qualifying as cash flow hedges are recorded in OCI, to the extent that hedges are effective, until the underlying transactions are recognized in earnings. Unrealized amounts in accumulated OCI will fluctuate based on changes in the fair value of hedge derivative contracts at each reporting period. Income included in accumulated OCI as of December 31, 2012 was $21 million ($14 million net of tax). Of this income, approximately $12 million is expected to be included in cost of sales within the next 12 months and $9 million is expected to be included in cost of sales in subsequent periods. Cash flow hedges are discontinued when Delphi determines it is no longer probable that the originally forecasted transactions will occur. The amount included in cost of sales related to hedge ineffectiveness was approximately $1 million and $1 million for the years ended December 31, 2012 and 2011, respectively.

As more fully disclosed in Note 18. Acquisitions and Divestitures, Delphi completed the acquisition of MVL on October 26, 2012. In conjunction with that transaction, in June 2012, the Company entered into option contracts with notional amounts totaling €250 million to hedge portions of the currency risk associated with the cash payment for the planned acquisition at a cost of $9 million. Pursuant to the requirements of ASC 815, Derivatives and Hedging, the options are unable to qualify as hedges for accounting purposes, and therefore, changes in the fair value of the options are recognized in other income (expense), net. The options were sold in October 2012 in conjunction with the closing of the transaction. In the year ended December 31, 2012, the change in fair value resulted in a $3 million loss.
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
As of December 31, 2012 and December 31, 2011, Delphi was in a net derivative asset position of $14 million and net derivative liability position of $65 million, respectively, and no significant adjustments were recorded for nonperformance risk based on the application of peer companies’ CDS rates and because Delphi’s exposures were to counterparties with investment grade credit ratings.
As of December 31, 2012 and December 31, 2011, Delphi had the following assets measured at fair value on a recurring basis:

	Total	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
	(in millions)
As of December 31, 2012
Commodity derivatives	$3	$—	$3	$—
Foreign currency derivatives	24	—	24	—
Total	$27	$—	$27	$—
As of December 31, 2011:
Commodity derivatives	$1	$—	$1	$—
Foreign currency derivatives	3	—	3	—
Total	$4	$—	$4	$—

As of December 31, 2012 and December 31, 2011, Delphi had the following liabilities measured at fair value on a recurring basis:

	Total	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
	(in millions)
As of December 31, 2012
Commodity derivatives	$8	$—	$8	$—
Foreign currency derivatives	5	—	5	—
Total	$13	$—	$13	$—
As of December 31, 2011:
Commodity derivatives	$28	$—	$28	$—
Foreign currency derivatives	41	—	41	—
Total	$69	$—	$69	$—
Fair Value Measurements on a Nonrecurring Basis
In addition to items that are measured at fair value on a recurring basis, Delphi also has items in its balance sheet that are measured at fair value on a nonrecurring basis. As these items are not measured at fair value on a recurring basis, they are not included in the tables above. Nonfinancial assets and liabilities that are measured at fair value on a nonrecurring basis include long-lived assets, intangible assets, asset retirement obligations, share-based compensation and liabilities for exit or disposal activities measured at fair value upon initial recognition. Delphi recognized non-cash asset impairment charges of $15 million, recognized in cost of sales during the year ended December 31, 2012. During the year ended December 31, 2011, Delphi recorded impairment charges of $13 million to the carrying value of its investments and marketable securities. Fair value of long-lived assets is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved and a review of appraisals. As such, Delphi has determined that the fair value measurements of long-lived assets fall in Level 3 of the fair value hierarchy.

17. OTHER INCOME, NET
Other income, net included:

	Year Ended December 31,
	2012	2011	2010
	(in millions)
Interest income	$17	$31	$29
Costs associated with initial public offering	—	(44)	—
Impairment - investment in available-for-sale security	—	(6)	(9)
(Loss) gain on extinguishment of debt	(1)	(16)	(8)
Costs associated with MVL acquisition	(13)	—	—
Other, net	2	20	22
Other income (expense), net	$5	$(15)	$34
During the year ended December 31, 2012, Delphi incurred approximately $13 million in transaction costs related to the acquisition of MVL that was completed in October 2012.
During the year ended December 31, 2011, Delphi incurred approximately $44 million in transaction costs related to our initial public offering completed in November 2011. As further discussed in Note 11. Debt, during the year ended December 31, 2011, Delphi paid $47 million and $177 million of the Tranche A Term Loan and Tranche B Term Loan, respectively and paid $57 million to extinguish the Notes and recognized a loss on extinguishment of debt of $16 million during the year ended December 31, 2011.
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

18. ACQUISITIONS AND DIVESTITURES
Acquisition of Motorized Vehicles Division of FCI
On October 26, 2012, Delphi acquired 100% of the equity interests of MVL for €765 million, or approximately $1 billion based on exchange rates on the acquisition date. MVL, a leading global manufacturer of automotive connection systems with a focus on high-value, leading technology applications, is based in Guyancourt, France, had 2011 sales of €692 million (approximately 12% to Delphi that will be eliminated on a consolidated basis) and global operations.
Upon completing the acquisition, Delphi incurred related transaction expenses totaling approximately $13 million, which were recorded in other expenses in the statement of operations. The cash payments required to close the transaction were funded using existing cash on hand, including $363 million drawn under the Credit Agreement and additional European factoring.
The acquisition was accounted for as a business combination, with the purchase price allocated on a preliminary basis using information available, in the fourth quarter of 2012. The preliminary purchase price and related allocation are shown below (in millions):
Assets acquired and liabilities assumed

Purchase price, net of cash acquired	$980

Property, plant and equipment	$254
Intangible assets	279
Other assets purchased and liabilities assumed, net	(7)
Identifiable net assets acquired	526
Goodwill resulting from purchase	454
Total preliminary purchase price allocation	$980
Intangible assets include estimated amounts recognized for the fair value of customer-based and technology-related assets.  It is currently estimated that these intangible assets have a weighted average useful life of approximately 12 years. The valuation of the intangible assets acquired was based on management's estimates, available information, and reasonable and supportable assumptions. The fair value of these assets was generally estimated based on utilizing income and market approaches.
The purchase price and related allocation could be revised as a result of adjustments made to the purchase price, additional information obtained regarding liabilities assumed, including, but not limited to, contingent liabilities, revisions of provisional estimates of fair values, including, but not limited to, the completion of independent appraisals and valuations related to property, plant and equipment and intangible assets, and certain tax attributes.
The operating results of MVL were reported within the Electrical/Electronic Architecture segment from the date of acquisition. The pro forma effects of this acquisition would not materially impact the Company's reported results for any period presented, and as a result no pro forma financial statements were presented.
Sale of Italian Thermal Special Application Business
On April 30, 2012, Delphi completed the sale of its Thermal Special Application business located in Italy. The net sales of this business were approximately $23 million for the period from January 1 to April 30, 2012. Delphi received net proceeds of $14 million from the sale and recognized a gain on divestiture of $4 million, which is included in cost of sales in the consolidated statement of operations for the year ended December 31, 2012.  The results of operations, including the gain on divestiture were not significant to the consolidated financial statements in any period presented, and the divestiture did not meet the discontinued operations criteria.
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

Acquisition of Manufacturer Specialized Diesel Testing Equipment
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
Sale of Daesung Investment
On January 31, 2011, Delphi completed the sale of its 49.5% ownership interest in Daesung Electric, Co., Ltd. Delphi received $35 million in net proceeds and recognized a gain on divestiture of $8 million, which is included in equity income, net of tax, in the consolidated statement of operations for the year ended December 31, 2011.
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

19. SHARE-BASED COMPENSATION
Long Term Incentive Plan
In November 2011, the PLC LTIP was established, which allowed for the grant of awards of up to 22,977,116 ordinary shares for long-term compensation. The PLC LTIP is designed to align the interests of management and shareholders. The awards can be in the form of shares, options, stock appreciation rights, restricted stock, RSUs, performance awards, and other share-based awards to the employees, directors, consultants and advisors of the Company. The Company has competitive and market appropriate share holding requirements.
On June 13, 2012, 51,003 RSUs granted to the Board of Directors on November 22, 2011 vested. The grant date fair value was approximately $1 million, and was determined based on the closing price of the Company’s ordinary shares on November 22, 2011. Upon vesting of the RSUs, 49,983 ordinary shares were issued to members of the Board of Directors and 1,020 ordinary shares were withheld to cover the minimum U.K. withholding taxes.
On June 14, 2012, Delphi granted 64,459 RSUs to the Board of Directors at a grant date fair value of approximately $2 million. The grant date fair value was determined based on the closing price of the Company’s ordinary shares on June 14, 2012. The RSUs will vest on April 24, 2013, the day before the 2013 annual meeting.
In February 2012, Delphi granted 1.88 million RSUs to its executives. These awards include a time-based vesting portion and a performance-based vesting portion. The time-based RSUs, which make up 25% of the awards for Delphi’s officers and 50% for Delphi’s other executives, will vest ratably over three years beginning on the first anniversary of the grant date. The performance-based RSUs, which make up 75% of the awards for Delphi’s officers and 50% for Delphi’s other executives, will vest at the completion of a three-year performance period at the end of 2014, if certain targets are met. Any new executives hired prior to the end of 2014 may be granted RSUs which will be valued at their grant date fair value and will vest as described above. Each executive will receive between 0% and 200% of his or her target performance-based award based on the Company’s performance against established company-wide performance metrics, which are:

Metric	Weighting
Average Return on Net Assets (1)	50%
Cumulative Net Income	30%
Relative Total Shareholder return (2)	20%

(1)	Average return on net assets is measured by tax-affected operating income divided by average net working capital plus average net property, plant and equipment expense for each calendar year.

(2)
Relative total shareholder return measured by comparing the average closing price per share of the Company’s ordinary shares for all available trading days in the fourth quarter of 2014 to the average closing price per share of the Company’s ordinary shares for all available trading days in the fourth quarter of 2011, including dividends, and assessed against a comparable measure of the Russell 3000 Auto Parts Index companies.

The grant date fair value of the RSUs was determined based on the closing price of the Company’s ordinary shares on the date of the grant of the award, including an estimate for forfeitures, and a contemporaneous valuation performed by an independent valuation specialist with respect to the relative total shareholder return awards, and was estimated to be approximately $59 million based on the target number of awards issued.
A summary of activity, including award grants, vesting and forfeitures is provided below

	RSUs	Weighted Average Grant Date Fair Value
	(in thousands)
Outstanding, January 1, 2012	51	19.90
Granted	1,953	31.08
Vested	(51)	19.90
Forfeited	(54)	30.81
Outstanding, December 31, 2012	1,899	31.09
Delphi recognized compensation expense of $20 million ($15 million, net of tax) based on the Company’s best estimate of ultimate performance against the respective targets during the year ended December 31, 2012. Delphi will continue to recognize compensation expense, based on the grant date fair value of the awards applied to the Company’s best estimate of ultimate performance against the respective targets, over the requisite vesting periods of the awards. Based on the grant date fair value of the awards and the Company’s best estimate of ultimate performance against the respective targets as of December 31, 2012, unrecognized compensation expense on a pretax basis of approximately $32 million is anticipated to be recognized through February 2015. There were no cash flow impacts for the years ended December 31, 2012 and 2011.
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
At the time of issuance, the fair market value of the Class E-1 membership interests was estimated to be $19 million, based on a contemporaneous valuation performed by an independent valuation specialist, utilizing generally accepted valuation approaches. Beginning in the third quarter of 2010, Delphi recognized compensation cost on a straight-line basis. Compensation expense recognized during the years ended December 31, 2011 and 2010 totaled $14 million and $5 million, net of taxes of $0 million and $0 million, respectively. There were no cash flow impacts for the years ended December 31, 2011 and 2010.
Value Creation Plan
During the second quarter of 2010, the Board of Managers approved and authorized the VCP, a long-term incentive plan designed to assist the Company in attracting, retaining, motivating and rewarding key employees of the Company and promoting the creation of long-term value. Participants were granted an award in September 2010 for the performance period ending December 31, 2012. Each individual participant’s target value was based on the participants’ level of responsibility within the Company and the country in which the participant is located. The awards cliff vested on December 31, 2012, the end of the performance period. In the event of a qualified termination, as defined in the VCP, prior to December 31, 2012, the participant would have vested in a pro-rata percentage of their award as of the termination date. For any other termination, the award would have been forfeited.
The amounts paid under the VCP were determined based on Delphi’s enterprise value plus $4.4 billion paid to repurchase Class A and Class C membership interests (Refer to Note 15. Shareholders’ Equity and Net Income Per Share for more information)), Class B membership interest repurchases, and distributions to Class B and Class E-1 membership interest holders, all as of the end of 2012, compared to a target enterprise value of $8.25 billion. The minimum award payout was based on an value of $2.5 billion and above this level, the payout was determined as a percentage of the target award. The authorized target amount of the awards was $135 million. The vested value of the awards granted as of December 31, 2012 totaled $247 million. The enterprise value was calculated, pursuant to the terms of the VCP, based on the average daily capitalization of the Company between November 17, 2011 (the date of the initial public offering) and December 14, 2012 plus any distributions to holders of membership interests, the approximately $4.4 billion paid to repurchase Class A and Class C membership interests, and Class B membership interest repurchases. Delphi recognized compensation expense based on estimates of the enterprise value, over the requisite vesting periods of the awards. Compensation expense recognized during the years ended December 31, 2012, 2011 and 2010 totaled $140 million ($112 million, net of tax), $76 million ($61 million, net of tax) and $31 million ($21 million, net of tax), respectively. Approximately $200 million of the awards were settled in cash, during the year ended December 31, 2012 (approximately $31 million (including $11 million of taxes to be paid)) remains in accrued liabilities as of December 31, 2012 related to certain legal entities who will pay the awards in the first quarter of 2013). There were no cash flow impacts for the years ended December 31, 2011 or 2010. Final settlement of the awards for Delphi's officers was comprised of a combination of cash and ordinary shares. On December 31, 2012, 717,230 ordinary shares were issued to Delphi's officers, of which 290,798 ordinary shares were withheld to cover U.S. withholding taxes.
The VCP awards were accounted for as liability awards pursuant to FASB ASC 718, Compensation-Stock Compensation. Estimating the fair value of the liability awards under the VCP required assumptions regarding the Company’s enterprise value. Prior to public quoted market prices for averages to determine fair value estimates for the VCP, the fair market value of the liability awards was based on contemporaneous valuations performed by an independent valuation specialist, utilizing generally accepted valuation approaches.
Significant Factors, Assumptions, and Methodologies Used in Estimating Fair Value of Enterprise Value for VCP Awards and Fair Value of E-1 Membership Interests
The estimated fair value of the Class E-1 membership interests were based on a contemporaneous valuation performed as of the grant date. The liability awards under the VCP were based on contemporaneous valuations performed periodically by an independent valuation specialist. Both the Class E-1 membership interests and VCP valuations utilized appropriate weighting of the market and income approaches.
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
Income Approach: The income approach derives the value of a company based on assumptions about the company’s future stream of cash flows. Delphi provided its independent valuation specialist with projected net sales, expenses and cash flows for the years ended December 31, 2010, 2011 and 2012 for the Class E-1 awards and for the years ended December 31, 2010, 2011, 2012 and 2013 for the VCP awards. These financial projections represented management’s best estimate at the time of the contemporaneous valuations. Discount rates used to determine the present value of future cash flows were based on the weighted average cost of capital which ranged from 11.6%-13.7%.

20. SUPPLEMENTAL GUARANTOR AND NON-GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
Basis of Presentation
In May 2011, Delphi Corporation issued the Senior Notes in a transaction exempt from registration under Rule 144A and Regulation S of the Securities Act. The Senior Notes were exchanged for the New Senior Notes in an exchange offer completed in May 2012. Refer to Note 11. Debt for more information. All obligations under the New Senior Notes are borrowed by Delphi Corporation (“Subsidiary Issuer”) and are fully and unconditionally guaranteed by certain of its direct and indirect parent companies the (“Parent Companies”) and by certain of Delphi Automotive PLC’s direct and indirect subsidiaries (the “Guarantor Subsidiaries”) on a joint and several basis, subject to customary release provisions. Subsidiaries not subject to the guarantee (“Non-Guarantor Subsidiaries”) consist primarily of the non-U.S. subsidiaries of the Company.
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
Statement of Operations Year Ended December 31, 2012

	Parent Companies	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Net sales	$—	$—	$5,482	$11,467	$(1,430)	$15,519
Operating expenses:
Cost of sales	—	—	4,688	9,632	(1,459)	12,861
Selling, general and administrative	222	—	124	583	(2)	927
Amortization	—	—	54	30	—	84
Restructuring	—	—	16	155	—	171
Total operating expenses	222	—	4,882	10,400	(1,461)	14,043
Operating (loss) income	(222)	—	600	1,067	31	1,476
Interest expense	(72)	(180)	(54)	(14)	184	(136)
Other income (expense), net	58	97	(1)	35	(184)	5
(Loss) income before income taxes and equity income	(236)	(83)	545	1,088	31	1,345
Income tax (expense) benefit	(3)	31	(140)	(94)	(6)	(212)
(Loss) income before equity income	(239)	(52)	405	994	25	1,133
Equity in net income of affiliates	—	—	—	27	—	27
Equity in net income (loss) of subsidiaries	1,316	409	—	—	(1,725)	—
Net income (loss)	1,077	357	405	1,021	(1,700)	1,160
Net income attributable to noncontrolling interest	—	—	—	83	—	83
Net income (loss) attributable to Delphi	$1,077	$357	$405	$938	$(1,700)	$1,077

Statement of Operations Year Ended December 31, 2011

	Parent Companies	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Net sales	$—	$—	$5,292	$12,225	$(1,476)	$16,041
Operating expenses:
Cost of sales	—	—	4,754	10,124	(1,492)	13,386
Selling, general and administrative	118	—	272	511	—	901
Amortization	—	—	53	26	—	79
Restructuring	—	—	3	28	—	31
Total operating expenses	118	—	5,082	10,689	(1,492)	14,397
Operating (loss) income	(118)	—	210	1,536	16	1,644
Interest expense	(37)	(101)	(1)	(26)	42	(123)
Other (expense) income, net	(38)	27	3	36	(43)	(15)
(Loss) income before income taxes and equity income	(193)	(74)	212	1,546	15	1,506
Income tax benefit (expense)	3	27	(91)	(238)	(6)	(305)
(Loss) income before equity income	(190)	(47)	121	1,308	9	1,201
Equity in net income of affiliates	—	—	—	22	—	22
Equity in net income (loss) of subsidiaries	1,335	121	—	—	(1,456)	—
Net income (loss)	1,145	74	121	1,330	(1,447)	1,223
Net income attributable to noncontrolling interest	—	—	—	78	—	78
Net income (loss) attributable to Delphi	$1,145	$74	$121	$1,252	$(1,447)	$1,145

Statement of Operations Year Ended December 31, 2010

	Parent Companies	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Net sales	$—	$—	$4,870	$10,259	$(1,312)	$13,817
Operating expenses:
Cost of sales	—	—	4,238	8,865	(1,335)	11,768
Selling, general and administrative	121	—	259	435	—	815
Amortization	—	—	49	21	—	70
Restructuring	—	—	11	213	—	224
Total operating expenses	121	—	4,557	9,534	(1,335)	12,877
Operating (loss) income	(121)	—	313	725	23	940
Interest expense	—	—	(3)	(27)	—	(30)
Other income (expense), net	—	—	17	18	(1)	34
(Loss) income before income taxes and equity income	(121)	—	327	716	22	944
Income tax benefit (expense)	(1)	—	(94)	(156)	(7)	(258)
(Loss) income before equity income	(122)	—	233	560	15	686
Equity in net income of affiliates	—	—	—	17	—	17
Equity in net income (loss) of subsidiaries	753	233	—	—	(986)	—
Net income (loss)	631	233	233	577	(971)	703
Net income attributable to noncontrolling interest	—	—	—	72	—	72
Net income (loss) attributable to Delphi	$631	$233	$233	$505	$(971)	$631

Statement of Comprehensive Income Year Ended December 31, 2012

	Parent Companies	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Net income (loss)	$1,077	$357	$405	$1,021	$(1,700)	$1,160
Other comprehensive income (loss):
Currency translation adjustments	—	—	—	60	—	60
Net change in unrecognized gain on derivative instruments, net of tax	—	—	58	1	—	59
Employee benefit plans adjustment, net of tax	—	—	(4)	(167)	—	(171)
Other comprehensive income (loss)	—	—	54	(106)	—	(52)
Equity in other comprehensive (loss) income of subsidiaries	(54)	54	—	—	—	—
Comprehensive income (loss)	1,023	411	459	915	(1,700)	1,108
Comprehensive income attributable to noncontrolling interests	—	—	—	85	—	85
Comprehensive income (loss) attributable to Delphi	$1,023	$411	$459	$830	$(1,700)	$1,023

Statement of Comprehensive Income Year Ended December 31, 2011

	Parent Companies	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Net income (loss)	$1,145	$74	$121	$1,330	$(1,447)	$1,223
Other comprehensive (loss) income:
Currency translation adjustments	—	—	—	(94)	—	(94)
Net change in unrecognized loss on derivative instruments, net of tax	—	—	(98)	—	—	(98)
Employee benefit plans adjustment, net of tax	—	—	(4)	(73)	—	(77)
Other comprehensive loss	—	—	(102)	(167)	—	(269)
Equity in other comprehensive (loss) income of subsidiaries	(274)	(102)	—	—	376	—
Comprehensive income (loss)	871	(28)	19	1,163	(1,071)	954
Comprehensive income attributable to noncontrolling interests	—	—	—	83	—	83
Comprehensive income (loss) attributable to Delphi	$871	$(28)	$19	$1,080	$(1,071)	$871

Statement of Comprehensive Income Year Ended December 31, 2010

	Parent Companies	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Net income (loss)	$631	$233	$233	$577	$(971)	$703
Other comprehensive income (loss):
Currency translation adjustments	—	—	—	(4)	—	(4)
Net change in unrecognized gain on derivative instruments, net of tax	—	—	48	—	—	48
Employee benefit plans adjustment, net of tax	—	—	—	26	—	26
Other comprehensive income	—	—	48	22	—	70
Equity in other comprehensive income (loss) of subsidiaries	67	48	—	—	(115)	—
Comprehensive income (loss)	698	281	281	599	(1,086)	773
Comprehensive income attributable to noncontrolling interests	—	—	—	75	—	75
Comprehensive income (loss) attributable to Delphi	$698	$281	$281	$524	$(1,086)	$698

Balance Sheet as of December 31, 2012

	Parent Companies	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$2	$—	$118	$985	$—	$1,105
Restricted cash	—	—	—	8	—	8
Accounts receivable, net	—	—	641	1,784	—	2,425
Inventories	—	—	308	764	(6)	1,066
Other current assets	—	17	141	465	—	623
Total current assets	2	17	1,208	4,006	(6)	5,227
Long-term assets:
Property, net	—	—	592	2,268	—	2,860
Investments in affiliates	—	—	—	231	—	231
Investments in subsidiaries	3,987	1,663	—	—	(5,650)	—
Intangible assets, net	—	—	390	886	—	1,276
Other long-term assets	—	55	44	481	2	582
Total long-term assets	3,987	1,718	1,026	3,866	(5,648)	4,949
Total assets	$3,989	$1,735	$2,234	$7,872	$(5,654)	$10,176
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$—	$31	$23	$86	$—	$140
Accounts payable	—	—	578	1,700	—	2,278
Accrued liabilities	—	10	221	1,010	—	1,241
Total current liabilities	—	41	822	2,796	—	3,659
Long-term liabilities:
Long-term debt	—	2,308	2	14	—	2,324
Intercompany accounts, net	1,644	(537)	755	(1,862)	—	—
Pension benefit obligations	—	—	73	856	—	929
Other long-term liabilities	—	—	192	242	—	434
Total long-term liabilities	1,644	1,771	1,022	(750)	—	3,687
Total liabilities	1,644	1,812	1,844	2,046	—	7,346
Total Delphi shareholders’ equity	2,345	(77)	390	5,341	(5,654)	2,345
Noncontrolling interest	—	—	—	485	—	485
Total shareholders’ equity	2,345	(77)	390	5,826	(5,654)	2,830
Total liabilities and shareholders’ equity	$3,989	$1,735	$2,234	$7,872	$(5,654)	$10,176

Balance Sheet as of December 31, 2011

	Parent Companies	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$53	$—	$186	$1,124	$—	$1,363
Restricted cash	—	—	—	9	—	9
Accounts receivable, net	—	—	636	1,823	—	2,459
Inventories	—	—	294	768	(8)	1,054
Other current assets	—	17	157	446	(4)	616
Total current assets	53	17	1,273	4,170	(12)	5,501
Long-term assets:
Property, net	—	—	514	1,801	—	2,315
Investments in affiliates	—	—	—	257	—	257
Investments in subsidiaries	3,302	690	—	—	(3,992)	—
Intangible assets, net	—	—	438	158	—	596
Other long-term assets	3	71	19	364	2	459
Total long-term assets	3,305	761	971	2,580	(3,990)	3,627
Total assets	$3,358	$778	$2,244	$6,750	$(4,002)	$9,128
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$—	$—	$20	$87	$—	$107
Accounts payable	2	—	565	1,830	—	2,397
Accrued liabilities	2	9	292	908	(3)	1,208
Total current liabilities	4	9	877	2,825	(3)	3,712
Long-term liabilities:
Long-term debt	—	1,981	5	10	—	1,996
Intercompany accounts, net	1,666	(1,307)	296	(654)	(1)	—
Pension benefit obligations	—	—	78	596	—	674
Other long-term liabilities	—	—	298	275	2	575
Total long-term liabilities	1,666	674	677	227	1	3,245
Total liabilities	1,670	683	1,554	3,052	(2)	6,957
Total Delphi shareholders’ equity	1,688	95	690	3,215	(4,000)	1,688
Noncontrolling interest	—	—	—	483	—	483
Total shareholders’ equity	1,688	95	690	3,698	(4,000)	2,171
Total liabilities and shareholders’ equity	$3,358	$778	$2,244	$6,750	$(4,002)	$9,128

Statement of Cash Flows for the Year Ended December 31, 2012

	Parent Companies	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Net cash (used in) provided by operating activities	$(22)	$—	$384	$1,116	$—	$1,478
Cash flows from investing activities:
Capital expenditures	—	—	(197)	(508)	—	(705)
Proceeds from sale of property/investments	—	—	2	18	—	20
Cost of acquisitions, net of cash acquired	—	—	—	(980)	—	(980)
Decrease in restricted cash	—	—	—	1	—	1
Loans to related parties	—	—	—	14	—	14
Acquisition of minority held shares	—	—	—	(16)	—	(16)
Dividends from equity method investments in excess of earnings	—	—	—	37	—	37
Other, net	—	—	—	(2)	—	(2)
Net cash used in investing activities	—	—	(195)	(1,436)	—	(1,631)
Cash flows from financing activities:
Net repayments under other short-term debt agreements	—	—	—	(8)	—	(8)
Proceeds from issuance of senior secured term loans, net of issuance costs	—	358	—	—	—	358
Repayment of senior secured term loans	—	(5)	—	—	—	(5)
Dividend payments of consolidated affiliates to minority shareholders	—	—	—	(47)	—	(47)
Intercompany dividends and net increase (decrease) in intercompany obligations	374	(353)	(257)	236	—	—
Repurchase of ordinary shares	(403)	—	—	—	—	(403)
Net cash (used in) provided by financing activities	(29)	—	(257)	181	—	(105)
Effect of exchange rate fluctuations on cash and cash equivalents	—	—	—	—	—	—
Decrease in cash and cash equivalents	(51)	—	(68)	(139)	—	(258)
Cash and cash equivalents at beginning of period	53	—	186	1,124	—	1,363
Cash and cash equivalents at end of period	$2	$—	$118	$985	$—	$1,105

Statement of Cash Flows for the Year Ended December 31, 2011

	Parent Companies	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Net cash (used in) provided by operating activities	$(255)	$17	$269	$1,346	$—	$1,377
Cash flows from investing activities:
Capital expenditures	—	—	(161)	(469)	—	(630)
Maturity of time deposits	—	—	550	—	—	550
Proceeds from sale of property/investments	—	—	12	60	—	72
Cost of acquisitions, net of cash acquired	—	—	—	(17)	—	(17)
Decrease in restricted cash	—	—	25	13	—	38
Loans of related parties	—	—	—	(14)	—	(14)
Other, net	—	—	(4)	(5)	—	(9)
Net cash provided by (used in) investing activities	—	—	422	(432)	—	(10)
Cash flows from financing activities:
Net borrowings (repayments) under other short-term debt agreements	—	4	(1)	(128)	—	(125)
Proceeds from issuance of senior secured term loans, net of issuance costs	—	2,385	—	—	—	2,385
Repayments of senior secured term loans	—	(1,490)	—	—	—	(1,490)
Proceeds from issuance senior notes, net of issuance costs	—	976	—	—	—	976
Repayment of senior unsecured five-year notes	—	—	—	(57)	—	(57)
Dividend payments of consolidated affiliates to minority shareholders	—	—	—	(43)	—	(43)
Intercompany dividends and net increase (decrease) in intercompany obligations	5,142	(1,892)	(2,514)	(736)	—	—
Distribution to Delphi equity holders	(93)	—	—	—	—	(93)
Redemption of membership interests	(4,747)	—	—	—	—	(4,747)
Net cash provided by (used in) financing activities	302	(17)	(2,515)	(964)	—	(3,194)
Effect of exchange rate fluctuations on cash and cash equivalents	—	—	—	(29)	—	(29)
Increase (decrease) in cash and cash equivalents	47	—	(1,824)	(79)	—	(1,856)
Cash and cash equivalents at beginning of period	6	—	2,010	1,203	—	3,219
Cash and cash equivalents at end of period	$53	$—	$186	$1,124	$—	$1,363

Statement of Cash Flows for the Year Ended December 31, 2010

	Parent Companies	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Net cash provided by operating activities	$5	$—	$442	$695	$—	$1,142
Cash flows from investing activities:
Capital expenditures	—	—	(124)	(376)	—	(500)
Purchase of time deposits	—	—	(750)	—	—	(750)
Maturity of time deposits	—	—	200	—	—	200
Proceeds from sale of property/investments	—	—	4	89	—	93
Decrease in restricted cash	—	—	33	16	—	49
Other, net	—	—	12	(15)	—	(3)
Net cash used in investing activities	—	—	(625)	(286)	—	(911)
Cash flows from financing activities:
Net repayments under other short-term debt agreements	—	—	(2)	(47)	—	(49)
Repayment of long-term debt	—	—	—	(50)	—	(50)
Dividend payments of consolidated affiliates to minority shareholders	—	—	—	(27)	—	(27)
Net cash used in financing activities	—	—	(2)	(124)	—	(126)
Effect of exchange rate fluctuations on cash and cash equivalents	—	—	—	7	—	7
Increase (decrease) in cash and cash equivalents	5	—	(185)	292	—	112
Cash and cash equivalents at beginning of period	1	—	2,195	911	—	3,107
Cash and cash equivalents at end of period	$6	$—	$2,010	$1,203	$—	$3,219

21. SEGMENT REPORTING
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
The accounting policies of the segments are the same as those described in Note 2. Significant Accounting Policies, except that the disaggregated financial results for the segments have been prepared using a management approach, which is consistent with the basis and manner in which management internally disaggregates financial information for the purposes of assisting internal operating decisions. Generally, Delphi evaluates performance based on stand-alone segment net income before depreciation and amortization (including long-lived asset and goodwill impairment), interest expense, other income (expense), net, income tax expense, equity income, net of tax, transformation and rationalization charges related to plant consolidations, plant wind-downs and discontinued operations (“Adjusted EBITDA”) and accounts for inter-segment sales and transfers as if the sales or transfers were to third parties, at current market prices. Through December 31, 2010, the Company’s management believed that Adjusted EBITDA was a meaningful measure of performance and it was used by management to analyze Company and stand-alone segment operating performance. Management also used Adjusted EBITDA for planning and forecasting purposes. Effective January 1, 2011, Delphi’s management began utilizing net income before depreciation and amortization (including long-lived asset and goodwill impairment), interest expense, other income (expense), net, income tax expense and equity income, net of tax (“EBITDA”) as a key performance measure because its restructuring was substantially completed in 2010. Segment EBITDA and Adjusted EBITDA should not be considered substitutes for results prepared in accordance with U.S. GAAP and should not be considered alternatives to net income attributable to Delphi, which is the most directly comparable financial measure to EBITDA and Adjusted EBITDA that is in accordance with U.S. GAAP. Segment EBITDA and Adjusted EBITDA, as determined and measured by Delphi, should also not be compared to similarly titled measures reported by other companies.
Included below are sales and operating data for Delphi’s segments for the years ended December 31, 2012, 2011 and 2010, as well as balance sheet data as of December 31, 2012 and 2011.

	Electrical/ Electronic Architecture	Powertrain Systems	Electronics and Safety	Thermal Systems	Eliminations and Other (1)	Total
	(in millions)
For the Year Ended December 31, 2012:
Net sales	$6,815	$4,656	$2,732	$1,541	$(225)	$15,519
EBITDA	$887	$698	$274	$103	$—	$1,962
Depreciation and amortization	$164	$182	$97	$43	$—	$486
Operating income (2)	$723	$516	$177	$60	$—	$1,476
Equity income (loss)	$13	$1	$3	$11	$(1)	$27
Net income attributable to noncontrolling interest	$37	$31	$—	$15	$—	$83

	Electrical/ Electronic Architecture	Powertrain Systems	Electronics and Safety	Thermal Systems	Eliminations and Other (1)	Total
	(in millions)
For the Year Ended December 31, 2011:
Net sales	$6,642	$4,970	$2,931	$1,755	$(257)	$16,041
EBITDA	$868	$710	$369	$172	$—	$2,119
Depreciation and amortization	$131	$195	$105	$44	$—	$475
Operating income (3)	$737	$515	$264	$128	$—	$1,644
Equity income (loss)	$20	$3	$1	$6	$(8)	$22
Net income attributable to noncontrolling interest	$33	$33	$—	$12	$—	$78

	Electrical/ Electronic Architecture	Powertrain Systems	Electronics and Safety	Thermal Systems	Eliminations and Other (1)	Total
	(in millions)
For the Year Ended December 31, 2010:
Net sales	$5,620	$4,086	$2,721	$1,603	$(213)	$13,817
EBITDA	$650	$361	$247	$109	$(6)	$1,361
Adjusted EBITDA	$758	$423	$293	$165	$(6)	$1,633
Depreciation and amortization	$108	$170	$100	$42	$1	$421
Operating income (loss) (4)	$542	$191	$147	$67	$(7)	$940
Equity income (loss)	$7	$2	$(3)	$8	$3	$17
Net income attributable to noncontrolling interest	$31	$28	$1	$12	$—	$72

(1)	Eliminations and Other includes the elimination of inter-segment transactions.

(2)
Includes charges recorded in 2012 related to costs associated with employee termination benefits and other exit costs of $49 million for Electrical/Electronic Architecture, $25 million for Powertrain Systems, $89 million for Electronics and Safety and $8 million for Thermal Systems.

(3)
Includes charges recorded in 2011 related to costs associated with employee termination benefits and other exit costs of $12 million for Electrical/Electronic Architecture, $12 million for Powertrain Systems, $5 million for Electronics and Safety and $2 million for Thermal Systems.

(4)
Includes charges recorded in 2010 related to costs associated with employee termination benefits and other exit costs of $94 million for Electrical/Electronic Architecture, $49 million for Powertrain Systems, $29 million for Electronics and Safety and $52 million for Thermal Systems.

	Electrical/ Electronic Architecture	Powertrain Systems	Electronics and Safety	Thermal Systems	Eliminations and Other(1)	Total
	(in millions)
Balance as of:
December 31, 2012
Investment in affiliates	$49	$77	$—	$88	$17	$231
Goodwill	$465	$8	$—	$—	$—	$473
Capital expenditures	$238	$304	$66	$63	$34	$705
Total segment assets	$4,921	$4,569	$1,701	$922	$(1,937)	$10,176
December 31, 2011
Investment in affiliates	$96	$74	$—	$71	$16	$257
Goodwill	$—	$8	$—	$—	$—	$8
Capital expenditures	$219	$228	$100	$70	$13	$630
Total segment assets	$3,567	$4,541	$1,723	$921	$(1,624)	$9,128

(1)	Eliminations and Other includes the elimination of inter-segment transactions.

The reconciliation of Adjusted EBITDA to EBITDA includes other transformation and rationalization costs related to 1) the implementation of information technology systems to support finance, manufacturing and product development initiatives, 2) certain plant consolidations and closures costs, 3) consolidation of many staff administrative functions into a global business service group, and 4) employee benefit plan settlements in Mexico. The reconciliation of EBITDA to net income attributable to Delphi for the years ended December 31, 2012, 2011 and 2010 are as follows:

	Electrical/ Electronic Architecture	Powertrain Systems	Electronics and Safety	Thermal Systems	Eliminations and Other	Total
	(in millions)
For the Year Ended December 31, 2012:
EBITDA	$887	$698	$274	$103	$—	$1,962
Depreciation and amortization	(164)	(182)	(97)	(43)	—	(486)
Operating income	$723	$516	$177	$60	$—	1,476
Interest expense						(136)
Other income, net						5
Income before income taxes and equity income						1,345
Income tax expense						(212)
Equity income, net of tax						27
Net income						$1,160
Net income attributable to noncontrolling interest						83
Net income attributable to Delphi						$1,077

	Electrical/ Electronic Architecture	Powertrain Systems	Electronics and Safety	Thermal Systems	Eliminations and Other	Total
	(in millions)
For the Year Ended December 31, 2011:
EBITDA	$868	$710	$369	$172	$—	$2,119
Depreciation and amortization	(131)	(195)	(105)	(44)	—	(475)
Operating income	$737	$515	$264	$128	$—	1,644
Interest expense						(123)
Other expense, net						(15)
Income before income taxes and equity income						1,506
Income tax expense						(305)
Equity income, net of tax						22
Net income						$1,223
Net income attributable to noncontrolling interest						78
Net income attributable to Delphi						$1,145

	Electrical/ Electronic Architecture	Powertrain Systems	Electronics and Safety	Thermal Systems	Eliminations and Other	Total
	(in millions)
For the Year Ended December 31, 2010:
Adjusted EBITDA	$758	$423	$293	$165	$(6)	$1,633
Transformation and rationalization charges:
Employee termination benefits and other exit costs	(94)	(49)	(29)	(52)	—	(224)
Other transformation and rationalization costs	(14)	(13)	(17)	(4)	—	(48)
EBITDA	650	361	247	109	(6)	1,361
Depreciation and amortization	(108)	(170)	(100)	(42)	(1)	(421)
Operating income	$542	$191	$147	$67	$(7)	940
Interest expense						(30)
Other income, net						34
Income before income taxes and equity income						944
Income tax expense						(258)
Equity income, net of tax						17
Net income						$703
Net income attributable to noncontrolling interest						72
Net income attributable to Delphi						$631
Information concerning principal geographic areas is set forth below. Net sales data reflects the manufacturing location and is for the years ended December 31. Net property data is as of December 31.

	Year ended December 31, 2012		Year ended December 31, 2011		Year ended December 31, 2010
	(in millions)
	Net Sales	Net Property(1)	Net Sales	Net Property(1)	Net Sales	Net Property(1)
United States	$5,193	$592	$4,993	$506	$4,529	$417
Other North America	151	139	118	129	76	134
Europe, Middle East & Africa(2)	6,364	1,455	7,264	1,107	5,892	1,045
Asia Pacific	2,827	524	2,464	422	2,177	325
South America	984	150	1,202	151	1,143	146
Total	$15,519	$2,860	$16,041	$2,315	$13,817	$2,067

(1)	Net property data represents property, plant and equipment, net of accumulated depreciation.

(2)
Includes Delphi’s country of domicile, Jersey, and the country of Delphi’s principal executive offices, the United Kingdom. The Company had no sales in Jersey in any period. The Company had net sales of $726 million, $866 million, and $690 million in the United Kingdom for the years ended December 31, 2012, 2011 and 2010, respectively. The Company had net property in the United Kingdom of $191 million, $138 million, and $137 million as of December 31, 2012, 2011 and 2010, respectively.

22. QUARTERLY DATA (UNAUDITED)
The following is a condensed summary of the Company’s unaudited quarterly results of continuing operations for fiscal 2012 and 2011.

	Three months ended
	March 31,	June 30,	September 30,	December 31,	Total
	(in millions, except per share amounts)
2012
Net sales	$4,092	$3,997	$3,663	$3,767	$15,519
Cost of sales (1)	3,373	3,272	3,058	3,158	$12,861
Gross profit	$719	$725	$605	$609	$2,658
Operating income	$464	$468	$367	$177	$1,476
Net income	$363	$350	$292	$155	$1,160
Net income attributable to Delphi	$342	$330	$269	$136	$1,077
Basic net income per share:
Basic net income per share attributable to Delphi (2)	$1.04	$1.01	$0.84	$0.43	$3.34
Weighted average number of basic shares outstanding	328.24	325.87	320.93	316.80	322.94
Diluted net income per share:
Diluted net income per share attributable to Delphi (2)	1.04	1.01	0.84	0.43	3.33
Weighted average number of diluted shares outstanding	328.47	326.14	321.28	317.34	323.29

2011
Net sales	$3,997	$4,213	$3,931	$3,900	$16,041
Cost of sales (3)	3,353	3,518	3,294	3,221	$13,386
Gross profit	$644	$695	$637	$679	$2,655
Operating income	$412	$428	$393	$411	$1,644
Net income	$310	$316	$285	$312	$1,223
Net income attributable to Delphi	$291	$298	$266	$290	$1,145
Basic net income per share:
Basic net income per share attributable to Delphi (2)	$0.42	$0.88	$0.79	$0.88	$2.72
Weighted average number of basic shares outstanding	686.99	337.78	336.83	328.24	421.26
Diluted net income per share:
Diluted net income per share attributable to Delphi (2)	0.42	0.88	0.79	0.88	2.72
Weighted average number of diluted shares outstanding	686.99	337.78	336.83	328.24	421.26

(1)
In the fourth quarter of 2012, Delphi recorded restructuring charges totaling $154 million which includes employee-related and other costs. Additionally, Delphi recognized non-cash asset impairment charges of $15 million, recognized in cost of sales.

(2)	Due to the use of the weighted average shares outstanding for each quarter for computing earnings per share, the sum of the quarterly per share amounts may not equal the per share amount for the year.

(3)	Cost of sales for the quarter ended March 31, 2011 included $76 million of warranty charges. Refer to Note. 9 Warranty Obligations for more information.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None

ITEM 9A. CONTROLS AND PROCEDURES
Management’s Report on Internal Control over Financial Reporting
Evaluation of Disclosure Controls and Procedures
Management of the Company, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of December 31, 2012. As defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), disclosure controls and procedures are controls and procedures designed to provide reasonable assurance that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported on a timely basis, and that such information is accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company's disclosure controls and procedures include components of the Company's internal control over financial reporting. Management has excluded the acquired operations of the Motorized Vehicles Division of FCI ("MVL") from its assessment of the effectiveness of the Company's internal control over financial reporting as MVL was acquired on October 26, 2012. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of December 31, 2012.

Management's Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f), for the Company. Under the supervision of the Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of December 31, 2012 based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework.” As noted in our Evaluation of Disclosure Controls and Procedures, the Company excluded MVL from its assessment of the effectiveness of the Company's internal controls over financial reporting. MVL represented 13% of the Company's assets as of December 31, 2012 and 1% of net sales for the year ended December 31, 2012. Based on that evaluation, management has concluded that the Company's internal control over financial reporting was effective as of December 31, 2012.

Ernst & Young LLP has issued an attestation report which is included herein as the Report of Independent Registered Public Accounting Firm under the section headed Financial Statements and Supplementary Data for the year ended December 31, 2012.

Changes in Internal Control over Financial Reporting
Except in connection with the MVL acquisition completed during the fourth quarter of 2012, there were no changes in the Company's internal control over financial reporting, identified in connection with management's evaluation of internal control over financial reporting, that occurred during the year ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. The Company is integrating MVL into the Company's operations, compliance programs and internal control processes. Specifically, as permitted by SEC rules and regulations, the Company has excluded MVL from management's evaluation of internal controls over financial reporting as of December 31, 2012.

ITEM 9B. OTHER INFORMATION
Delphi is well positioned to continue its success since becoming a public company. We are committed to further strengthen the organization to drive exceptional results and exceed stakeholder expectations. On February 6, 2013, the Board approved several organizational changes for Messrs. Spencer, Owens and Clark, which also resulted in certain compensation changes. In addition, the Board approved “continuity awards” for these individuals in order to better ensure their continued service as senior leaders over the next three years.
James Spencer was appointed executive vice president of operations of Delphi, overseeing operations for all of Delphi's operating segments. Mr. Spencer continues to serve as president, Latin America. In recognition of Mr. Spencer's increased responsibilities, his new base salary is $700,000. He has an annual cash incentive target of $700,000 and a long term incentive target of $1,700,000. Mr. Spencer was awarded a $2,000,000 continuity grant, subject to certain conditions described below.

Jeffrey Owens was appointed executive vice president and chief technology officer of Delphi and, in addition to his oversight of Delphi's global technology activities, he will take on oversight of the information technology function. This move provides a more natural alignment of the information technology function and underscores the importance of information technology in a company for which technological innovation is a key differentiator. Mr. Owens's compensation was also adjusted in recognition of his increased responsibilities. His base salary increased to $627,500, his annual cash incentive target remains at $627,500 and his long term incentive target was set at $1,150,000. He also was awarded a $1,500,000 continuity grant, subject to certain conditions described below.
Kevin Clark was named executive vice president in addition to his responsibilities as chief financial officer of Delphi. As a public company, the importance of continued strong financial discipline and oversight across our entire business, combined with the development and implementation of corporate strategy, is critical to our ongoing success. Mr. Clark continues to lead all aspects of our finance, accounting, strategic planning, corporate development and investor relations functions. He was awarded a $1,500,000 continuity grant, subject to certain conditions described below.
The continuity grants described above are subject to the following conditions:

•	Such awards are denominated in ordinary shares of Delphi Automotive PLC stock and cliff vest on February 15, 2016.

•	50% of the award shares are performance based and are conditioned upon Delphi's performance against average EBITDA margin targets.

•	50% of the award shares are time based and are therefore subject to the individual's continued service through February 15, 2016.

•	No individual will receive any portion of the grant in the event he quits or retires from the Company prior to February 15, 2016.

•	Pro-rata shares will be issued in the event of death, permanent disability or a company initiated separation.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
The information called for by Item 10, as to compliance with Section 16(a) of the Exchange Act, is incorporated by reference to the Company’s Definitive Proxy Statement to be filed with the SEC pursuant to Regulation 14A in connection with the Company’s 2013 Annual Meeting of Shareholders (the "Proxy Statement") under the heading “Other Information—Section 16(a) Beneficial Ownership Reporting Compliance.” The information called for by Item 10, as to the audit committee and the audit committee financial expert, is incorporated by reference to the Company’s Proxy Statement under the heading “Meetings of the Board of Directors and Committees of the Board—Audit Committee.” The information called for by Item 10, as to executive officers, is set forth under Executive Officers of the Registrant in the Supplementary Item in Part I of this Annual Report on Form 10-K. The information called for by Item 10, as to directors, is incorporated by reference to the Company’s Proxy Statement under the headings “Election of Directors” and “Board Practices.”
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

ITEM 11. EXECUTIVE COMPENSATION
The information called for by Item 11 is incorporated by reference to the Company’s Proxy Statement under the headings “Non-Employee Director Compensation,” “Compensation Discussion and Analysis” and “Compensation Committee Report.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information called for by Item 12, as to security ownership of certain beneficial owners, directors and management, is incorporated by reference to the Company’s Proxy Statement under the headings “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Management.”
Information as of December 31, 2012 about the Company’s ordinary shares that may be issued under all of its equity compensation plans is set forth in Part II Item 5 of this Annual Report on Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information called for by Item 13, as to director independence, is incorporated by reference to the Company’s Proxy Statement under the heading “Board Practices.” The information called for by Item 13, as to related person transactions, is incorporated by reference to the Company’s Proxy Statement under the heading “Relationships and Related Party Transactions.”

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information called for by Item 14 is incorporated by reference to the Company’s Proxy Statement under the heading “Independent Registered Public Accountants’ Fees.”

PART IV
ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) The following documents are filed as part of this Form 10-K.
(1) Financial Statements:
(2) Financial Statement Schedule:
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

		Additions
	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Other Activity	Balance at End of Period
	(in millions)
December 31, 2012:
Allowance for doubtful accounts	$70	$22	$(27)	$—	$65
Tax valuation allowance	$472	$32	$(42)	$40	$502
December 31, 2011:
Allowance for doubtful accounts	$64	$25	$(16)	$(3)	$70
Tax valuation allowance	$551	$(1)	$(61)	$(17)	$472
December 31, 2010:
Allowance for doubtful accounts	$33	$45	$(12)	$(2)	$64
Tax valuation allowance	$552	$58	$(35)	$(24)	$551

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
10.1
Restatement Agreement to Amended and Restated Credit Agreement dated as of September 14, 2012, among Delphi Corporation, Delphi Automotive PLC, Delphi Automotive LLP, Delphi Automotive Holdings US Limited, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto(7)+

10.2	Amendment No. 1 to Delphi's Amended and Restated Credit Agreement dated as of January 22, 2013*
10.3	First Amended and Restated Delphi Automotive LLP Board of Managers 2010 Class E-1 Interest Incentive Plan(3)+
10.4	Form of Restricted Interest Grant Notice and Agreement(3)+
10.5	Form of Non-Officer Executive Participation Agreement pursuant to the Delphi Automotive LLP 2010 Management Value Creation Plan(3)+
10.6	Form of Officer Participation Agreement pursuant to the Delphi Automotive LLP 2010 Management Value Creation Plan(3)+
10.7	Form of Confidentiality and Noninterference Agreement pursuant to the Delphi Automotive LLP 2010 Management Value Creation Plan(3)+
10.8	Form of Delphi Automotive LLP Letter re: Special Bonus for Initial Public Offering or Sale of the Company(3)+
10.9	Delphi LLC Annual Incentive Plan(1)+
10.10	Delphi Corporation Supplemental Executive Retirement Program(1)+
10.11	Delphi Corporation Salaried Retirement Equalization Savings Program(1)+
10.12	Delphi Automotive PLC Long Term Incentive Plan(3)+
10.13	Offer letter for Rodney O’Neal, dated October 2, 2009(1)+
10.14	Offer letter for Kevin M. Butler, dated October 2, 2009*+
10.15	Offer letter for Jeffrey J. Owens, dated October 2, 2009*+
10.16	Offer letter for Ronald M. Pirtle, dated October 2, 2009(1)+
10.17	Offer letter for James A. Spencer, dated October 2, 2009(1)+
10.18	Offer letter for Kevin P. Clark, dated June 10, 2010(1)+
10.19	Form of Officer RSU Award Agreement pursuant to Delphi Automotive PLC Long Term Incentive Plan(5)+
10.20	CEO RSU Award Agreement pursuant to Delphi Automotive PLC Long Term Incentive Plan(5)+
10.21	Form of Officer RSU Award Agreement (including Continuity Incentive RSU Award) pursuant to Delphi Automotive PLC Long Term Incentive Plan(5)+
10.22	Form of Non-Employee Director RSU Award Agreement pursuant to Delphi Automotive PLC Long Term Incentive Plan, as amended(6)+
10.23	Second Amended and Restated Delphi Automotive LLP 2010 Management Value Creation Plan(6)+
10.24	Letter Agreement, dated October 29, 2012, between the Company and Kevin P. Clark(7)+
12.1	Computation of Ratio of Earnings to Fixed Charges*
21.1	Subsidiaries of the Registrant*
23.1	Consent of Ernst & Young LLP*
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer*
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

Exhibit Number	Description
101.INS	XBRL Instance Document#
101.SCH	XBRL Taxonomy Extension Schema Document#
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document#
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document#
101.LAB	XBRL Taxonomy Extension Label Linkbase Document#
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document#
* Filed herewith.
+ Management contract or compensatory plan or arrangement
(1) Filed with the Registration Statement on Form S-1 (File No. 333-174493) of Delphi Automotive PLC on June 30, 2011 and incorporated herein by reference.
(2) Filed with the Registration Statement on Form S-1 (File No. 333-174493) of Delphi Automotive PLC on August 1, 2011 and incorporated herein by reference.
(3) Filed with the Registration Statement on Form S-1 (File No. 333-174493) of Delphi Automotive PLC on October 31, 2011 and incorporated herein by reference.
(4) Filed with the Registration Statement on Form 8-A (File No. 001-35346) of Delphi Automotive PLC on November 10, 2011 and incorporated herein by reference.
(5) Filed with Form 10-K for the year ended December 31, 2011 on February 17, 2012 and incorporated herein by reference.
(6) Filed with Form 10-Q for the period ended June 30, 2012 on July 31, 2012 and incorporated herein by reference.
(7) Filed with Form 10-Q for the period ended September 30, 2012 on November 1, 2012 and incorporated herein by reference.
# Filed electronically with the Report.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DELPHI AUTOMOTIVE PLC

/s/ Kevin P. Clark
By: Kevin P. Clark
Executive Vice President and
Chief Financial Officer
Dated: February 11, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below as of February 11, 2013, by the following persons on behalf of the registrant and in the capacities indicated:

Title	Signature

/s/ Rodney O’Neal	Chief Executive Officer, President & Director (Principal Executive Officer)
Rodney O’Neal

/s/ Kevin P. Clark	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Kevin P. Clark

/s/ Allan J. Brazier	Chief Accounting Officer (Principal Accounting Officer)
Allan J. Brazier

/s/ John A. Krol	Chairman of the Board of Directors
John A. Krol

/s/ Gary L. Cowger	Director
Gary L. Cowger

/s/ Nicholas M. Donofrio	Director
Nicholas M. Donofrio

/s/ Mark P. Frissora	Director
Mark P. Frissora

/s/ Rajiv L. Gupta	Director
Rajiv L. Gupta

/s/ J. Randall MacDonald	Director
J. Randall MacDonald

/s/ Sean O. Mahoney	Director
Sean O. Mahoney

/s/ Michael McNamara	Director
Michael McNamara

/s/ Thomas W. Sidlik	Director
Thomas W. Sidlik

/s/ Bernd Wiedemann	Director
Bernd Wiedemann

/s/ Lawrence A. Zimmerman	Director
Lawrence A. Zimmerman