Form 10-Q
period 2013-03-31
Delphi Automotive PLC
filed 2013-05-01
CIK 1521332

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________________________________________________
FORM 10-Q
__________________________________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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
The number of the registrant’s ordinary shares outstanding, $0.01 par value per share as of April 26, 2013, was 312,645,583.

DELPHI AUTOMOTIVE PLC

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
DELPHI AUTOMOTIVE PLC
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended March 31,
	2013	2012
	(in millions, except per share amounts)
Net sales	$4,024	$4,092
Operating expenses:
Cost of sales	3,339	3,373
Selling, general and administrative	230	228
Amortization	26	21
Restructuring (Note 7)	32	6
Total operating expenses	3,627	3,628
Operating income	397	464
Interest expense	(36)	(35)
Other (expense) income, net (Note 15)	(34)	7
Income before income taxes and equity income	327	436
Income tax expense	(37)	(77)
Income before equity income	290	359
Equity income, net of tax	8	4
Net income	298	363
Net income attributable to noncontrolling interest	22	21
Net income attributable to Delphi	$276	$342
Basic net income per share:
Basic net income per share attributable to Delphi	$0.88	$1.04
Weighted average number of basic shares outstanding	314.68	328.24
Diluted net income per share:
Diluted net income per share attributable to Delphi	$0.88	$1.04
Weighted average number of diluted shares outstanding	315.36	328.47

Cash dividends declared per share	$0.17	$—

See notes to consolidated financial statements.

DELPHI AUTOMOTIVE PLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended March 31,
	2013	2012
	(in millions)
Net income	$298	$363
Other comprehensive (loss) income :
Currency translation adjustments	(78)	78
Net change in unrecognized gain on derivative instruments, net of tax (Note 14)	6	51
Employee benefit plans adjustment, net of tax (Note 9)	17	—
Other comprehensive (loss) income	(55)	129
Comprehensive income	243	492
Comprehensive income attributable to noncontrolling interests	22	22
Comprehensive income attributable to Delphi	$221	$470

See notes to consolidated financial statements.

DELPHI AUTOMOTIVE PLC
CONSOLIDATED BALANCE SHEETS

	March 31, 2013	December 31,
	(Unaudited)	2012
	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$830	$1,105
Restricted cash	4	8
Accounts receivable, net	2,795	2,425
Inventories (Note 3)	1,148	1,066
Other current assets (Note 4)	610	623
Total current assets	5,387	5,227
Long-term assets:
Property, net	2,843	2,860
Investments in affiliates	223	231
Intangible assets, net (Note 2)	766	803
Goodwill (Note 2)	466	473
Other long-term assets (Note 4)	588	582
Total long-term assets	4,886	4,949
Total assets	$10,273	$10,176
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt (Note 8)	$103	$140
Accounts payable	2,386	2,278
Accrued liabilities (Note 5)	1,185	1,241
Total current liabilities	3,674	3,659
Long-term liabilities:
Long-term debt (Note 8)	2,375	2,324
Pension benefit obligations	888	929
Other long-term liabilities (Note 5)	439	434
Total long-term liabilities	3,702	3,687
Total liabilities	7,376	7,346
Commitments and contingencies (Note 10)
Shareholders’ equity:
Preferred shares, $0.01 par value per share, 50,000,000 shares authorized, none issued and outstanding	—	—
Ordinary shares, $0.01 par value per share, 1,200,000,000 shares authorized, 312,588,561 and 315,299,183 issued and outstanding as of March 31, 2013 and December 31, 2012, respectively	3	3
Additional paid-in-capital	1,716	1,723
Retained earnings	971	856
Accumulated other comprehensive loss	(292)	(237)
Total Delphi shareholders’ equity	2,398	2,345
Noncontrolling interest	499	485
Total shareholders’ equity	2,897	2,830
Total liabilities and shareholders’ equity	$10,273	$10,176

See notes to consolidated financial statements.

DELPHI AUTOMOTIVE PLC
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
	2013	2012
	(in millions)
Cash flows from operating activities:
Net income	$298	$363
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	105	93
Amortization	26	21
Amortization of deferred issuance costs	3	4
Restructuring expense, net of cash paid	(4)	(14)
Deferred income taxes	(2)	3
Pension benefit expenses	21	17
Income from equity method investments, net of dividends received	1	21
Loss (gain) on investments and extinguishment of debt	39	(2)
Share-based compensation	10	4
Changes in operating assets and liabilities:
Accounts receivable, net	(370)	(395)
Inventories	(82)	(83)
Other assets	21	(5)
Accounts payable	194	201
Accrued and other long-term liabilities	(60)	52
Other, net	(32)	27
Pension contributions	(19)	(14)
Net cash provided by operating activities	149	293
Cash flows from investing activities:
Capital expenditures	(213)	(260)
Proceeds from sale of property / investments	2	3
Cost of acquisitions, net of cash acquired	2	—
Decrease (increase) in restricted cash	4	(4)
Acquisition of minority held shares	—	(16)
Dividends from equity method investments in excess of earnings	—	37
Net cash used in investing activities	(205)	(240)
Cash flows from financing activities:
Net repayments under other short-term debt agreements	(27)	(18)
Repayments under long-term debt agreements	(1,342)	—
Proceeds from issuance of senior secured term loans, net of issuance costs	560	—
Proceeds from issuance of senior notes, net of issuance costs	790	—
Dividend payments of consolidated affiliates to minority shareholders	(8)	(5)
Repurchase of ordinary shares	(122)	—
Distribution of cash dividends	(53)	—
Taxes withheld and paid on employees' restricted share awards	(14)	—
Net cash used in financing activities	(216)	(23)
Effect of exchange rate fluctuations on cash and cash equivalents	(3)	19
(Decrease) increase in cash and cash equivalents	(275)	49
Cash and cash equivalents at beginning of the period	1,105	1,363
Cash and cash equivalents at end of the period	$830	$1,412
See notes to consolidated financial statements.

DELPHI AUTOMOTIVE PLC
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (Unaudited)

	Ordinary Shares
	Number of Shares	Amount	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Delphi Shareholders’ Equity	Noncontrolling Interest	Total Shareholders’ Equity
	(in millions)
Balance at January 1, 2013	315	$3	$1,723	$856	$(237)	$2,345	$485	$2,830
Net income	—	—	—	276	—	276	22	298
Other comprehensive loss	—	—	—	—	(55)	(55)	—	(55)
Distribution of cash dividends	—	—	1	(54)	—	(53)	—	(53)
Dividend payments of consolidated affiliates to minority shareholders	—	—	—	—	—	—	(8)	(8)
Taxes withheld on employees' restricted share award vestings	—	—	(3)	—	—	(3)	—	(3)
Repurchase of ordinary shares	(2)	—	(15)	(107)	—	(122)	—	(122)
Share based compensation	—	—	10	—	—	10	—	10
Balance at March 31, 2013	313	$3	$1,716	$971	$(292)	$2,398	$499	$2,897

See notes to consolidated financial statements.

DELPHI AUTOMOTIVE PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. GENERAL
General and basis of presentation—“Delphi,” the “Company”, the “Successor”, “we”, “us” and “our” refer to Delphi Automotive PLC, a public limited company which was formed under the laws of Jersey on May 19, 2011, together with its subsidiaries, including Delphi Automotive LLP, a limited liability partnership incorporated under the laws of England and Wales which was formed on August 19, 2009 for the purpose of acquiring certain assets of the former Delphi Corporation, and became a subsidiary of Delphi Automotive PLC in connection with the completion of the Company’s initial public offering on November 22, 2011. The former Delphi Corporation (now known as DPH Holdings Corp. (“DPHH”)) and, as the context may require, its subsidiaries and affiliates, are referred to herein as the “Predecessor.” The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The consolidated financial statements and notes thereto included in this report should be read in conjunction with Delphi's 2012 Annual Report on Form 10-K.
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
Corporate history—In October 2005, the Predecessor and certain of its United States (“U.S.”) subsidiaries filed voluntary petitions for reorganization relief under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”). The Predecessor's non-U.S. subsidiaries which were not included in the Chapter 11 Filings, continued their business operations without supervision from the Bankruptcy Court and were not subject to the requirements of the Bankruptcy Code. On August 19, 2009, Delphi Automotive LLP, a limited liability partnership organized under the laws of England and Wales, was formed for the purpose of acquiring certain assets and subsidiaries of the former Delphi Corporation, its Predecessor (“the Acquisition”). On October 6, 2009 (the “Acquisition Date”), Delphi Automotive LLP acquired the major portion of the business of the Predecessor and issued membership interests to a group of investors consisting of lenders to the Predecessor, General Motors Company (“GM”) and the Pension Benefit Guaranty Corporation (the “PBGC”).
As a result of the Acquisition, Delphi Automotive LLP acquired a significant portion of the business of the Predecessor and this business constituted the entirety of the operations of the Successor.
On March 31, 2011, all of the outstanding Class A and Class C membership interests held by GM and the PBGC were redeemed, respectively, for approximately $4.4 billion. The redemption transaction was funded by a $3.0 billion credit facility entered into on March 31, 2011 (the “Credit Facility”) and existing cash. Refer to Note 8. Debt and Note 12. Shareholders' Equity and Net Income Per Share for additional disclosures.
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
During the three months ended March 31, 2013, Delphi received a dividend of $9 million from one of its equity method investments. The dividend was recognized as a reduction to the investment and all $9 million represented a return on investment included in cash flows from operating activities. During the three months ended March 31, 2012, Delphi received a dividend of $62 million from another one of its equity method investments. The dividend was recognized as a reduction to the investment with $25 million representing a return on investment included in cash flows from operating activities and $37 million representing a return of capital investment and included in cash flows from investing activities.
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
Intangible Assets—Intangible assets were $766 million and $803 million as of March 31, 2013 and December 31, 2012, respectively. Delphi amortizes definite-lived intangible assets over their estimated useful lives. Delphi has definite-lived intangible assets related to patents and developed technology, customer relationships, trade names and in-process research and development. Delphi does not amortize indefinite-lived in-process research and development, but tests for impairment annually, or more frequently when indicators of potential impairment exist. Costs to renew or extend the term of acquired intangible assets are recognized as expense as incurred. Amortization expense was $26 million and $21 million for the three months ended March 31, 2013 and 2012, respectively.
Goodwill—Goodwill is the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations. Delphi tests goodwill for impairment annually or more frequently when indications of potential impairment exist. Delphi monitors the existence of potential impairment indicators throughout the fiscal year.
The Company tests for goodwill impairment at the reporting unit level. Our reporting units are the components of operating segments which constitute businesses for which discrete financial information is available and is regularly reviewed by segment management. No components were aggregated in arriving at our reporting units.
The impairment test involves first qualitatively assessing goodwill for impairment. If the qualitative assessment is not met the Company then performs a quantitative assessment by first comparing the fair value of each reporting unit to its carrying value, including goodwill. Fair value reflects the price a market participant would be willing to pay in a potential sale of the reporting unit. If the fair value exceeds carrying value, no goodwill impairment has occurred. If the carrying value of the reporting unit exceeds its fair value, a second step is required to measure possible goodwill impairment loss. The second step includes hypothetically valuing the tangible and intangible assets and liabilities of the reporting unit as if the reporting unit had been acquired in a business combination. Then, the implied fair value of the reporting unit's goodwill is compared to the carrying value of that goodwill. If the carrying value of the reporting unit's goodwill exceeds the implied fair value of the goodwill, the Company recognizes an impairment loss in an amount equal to the excess, not to exceed the carrying value. Goodwill was $466 million and $473 million as of March 31, 2013 and December 31, 2012, respectively.
Warranty—Expected warranty costs for products sold are recognized at the time of sale of the product based on its estimate of the amount that eventually will be required to settle such obligations. These accruals are based on factors such as past experience, production changes, industry developments and various other considerations. This estimate is adjusted from time to time based on facts and circumstances that impact the status of existing claims. Refer to Note 6. Warranty Obligations.
Restructuring—Delphi continually evaluates alternatives to align the business with the changing needs of its customers and to lower operating costs. This includes the realignment of its existing manufacturing capacity, facility closures, or similar actions, either in the normal course of business or pursuant to significant restructuring programs. These actions may result in voluntary or involuntary employee termination benefits, which are mainly pursuant to union or other contractual agreements. Voluntary termination benefits are accrued when an employee accepts the related offer. Involuntary termination benefits are accrued upon the commitment to a termination plan and the benefit arrangement is communicated to affected employees, or when liabilities are determined to be probable and estimable, depending on the existence of a substantive plan for severance or termination. Contract termination costs are recorded when contracts are terminated or when Delphi ceases to use the leased facility and no longer derives economic benefit from the contract. All other exit costs are expensed as incurred. Refer to Note 7. Restructuring.

Customer concentrations—As reflected in the table below, net sales to GM and Volkswagen Group (“VW”), Delphi's two largest customers, totaled approximately 26% and 29% of our total net sales for the three months ended March 31, 2013 and 2012, respectively.

	Percentage of Total Net Sales		Accounts and Other Receivables
	Three Months Ended March 31,		March 31, 2013	December 31, 2012
	2013	2012
			(in millions)
GM	16%	18%	$432	$382
VW	10%	11%	149	109
Recently issued accounting pronouncements—In December 2011, the Financial Accounting Standards Board (“FASB”) issued ASU 2011-11, Disclosures about Offsetting Assets and Liabilities. This guidance requires entities to disclose both gross and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. In January 2013, the FASB issued ASU 2013-01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, which clarified that the scope of ASU 2011-11 applies to derivatives and securities borrowing or lending transactions subject to an agreement similar to a master netting arrangement. The guidance is effective for annual periods beginning on or after January 1, 2013. Delphi adopted this guidance effective March 31, 2013 and applied it retrospectively for any period presented. Refer to Note 14. Fair Value of Financial Instruments, Derivatives, and Hedging Activities. for additional information. The adoption of this guidance did not have a significant impact on Delphi's financial statements.
In February 2013, the FASB issued ASU 2013-2, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This guidance requires an organization to present the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income, but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. The guidance is effective for fiscal years beginning after December 15, 2012. Delphi adopted this guidance effective January 1, 2013. Refer to Note 13. Changes in Accumulated Other Comprehensive Income for additional information. The adoption of this guidance did not have a significant impact on Delphi's financial statements.
In March 2013, the FASB issued ASU 2013-5, Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity. This guidance requires a reporting entity that ceases to have a controlling financial interest in a business with a foreign entity, other than a sale of in substance real estate or conveyance of oil and gas mineral rights, to release any related cumulative translation adjustment into net income. The guidance is effective for fiscal years beginning after December 15, 2013. The adoption of this guidance is not expected to have a significant impact on Delphi's financial statements.

3. INVENTORIES
Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or market, including direct material costs and direct and indirect manufacturing costs. A summary of inventories is shown below:

	March 31, 2013	December 31, 2012
	(in millions)
Productive material	$626	$586
Work-in-process	135	128
Finished goods	387	352
Total	$1,148	$1,066

4. ASSETS
Other current assets consisted of the following:

	March 31, 2013	December 31, 2012
	(in millions)
Value added tax receivable	$181	$194
Deferred income taxes	145	148
Prepaid insurance and other expenses	72	86
Reimbursable engineering costs	56	52
Notes receivable	37	22
Debt issuance costs (Note 8)	10	17
Income and other taxes receivable	35	47
Deposits to vendors	12	15
Derivative financial instruments (Note 14)	39	21
Other	23	21
Total	$610	$623
Other long-term assets consisted of the following:

	March 31, 2013	December 31, 2012
	(in millions)
Deferred income taxes	$269	$281
Debt issuance costs (Note 8)	50	55
Income and other taxes receivable	107	88
Reimbursable engineering costs	53	50
Value added tax receivable	33	33
Derivative financial instruments (Note 14)	10	6
Other	66	69
Total	$588	$582

5. LIABILITIES
Accrued liabilities consisted of the following:

	March 31, 2013	December 31, 2012
	(in millions)
Payroll-related obligations	$271	$259
Employee benefits, including current pension obligations	77	123
Executive long-term incentive plan (Note 17)	—	20
Income and other taxes payable	249	261
Warranty obligations (Note 6)	88	92
Restructuring (Note 7)	119	118
Customer deposits	34	35
Deferred income taxes	8	12
Derivative financial instruments (Note 14)	13	12
Accrued interest	30	9
Other	296	300
Total	$1,185	$1,241

Other long-term liabilities consisted of the following:

	March 31, 2013	December 31, 2012
	(in millions)
Environmental (Note 10)	$19	$18
Extended disability benefits	12	12
Warranty obligations (Note 6)	73	74
Restructuring (Note 7)	37	45
Payroll-related obligations	11	11
Accrued income taxes	38	38
Deferred income taxes	202	185
Derivative financial instruments (Note 14)	4	1
Other	43	50
Total	$439	$434

6. WARRANTY OBLIGATIONS
Expected warranty costs for products sold are recognized at the time of sale of the product based on its estimate of the amount that eventually will be required to settle such obligations. These accruals are based on factors such as past experience, production changes, industry developments and various other considerations. This estimate is adjusted from time to time based on facts and circumstances that impact the status of existing claims. Delphi has recognized its best estimate for its total aggregate warranty reserves across all of its operating segments as of March 31, 2013. The estimated reasonably possible amount to ultimately resolve all matters is not materially different from the recorded reserves as of March 31, 2013.
The table below summarizes the activity in the product warranty liability for the three months ended March 31, 2013:

Warranty Obligations
(in millions)
Accrual balance at beginning of period	$166
Provision for estimated warranties incurred during the period	18
Provision for changes in estimate for pre-existing warranties	1
Settlements made during the period (in cash or in kind)	(21)
Foreign currency translation and other	(3)
Accrual balance at end of period	$161
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

7. RESTRUCTURING
Delphi’s restructuring activities are undertaken as necessary to implement management’s strategy, streamline operations, take advantage of available capacity and resources, and ultimately achieve net cost reductions. These activities generally relate to the realignment of existing manufacturing capacity and closure of facilities and other exit or disposal activities, as it relates to executing Delphi’s strategy, either in the normal course of business or pursuant to significant restructuring programs.
In the fourth quarter of 2012, Delphi initiated and committed to approximately $300 million of various restructuring programs which includes costs related to the integration of the Motorized Vehicle Division (“MVL”) acquisition that are intended to further improve Delphi's industry leading cost structure. As part of Delphi's continued efforts to optimize its cost structure, during the first quarter of 2013, an additional $75 million of restructuring actions were initiated, bringing the overall commitments of Delphi's restructuring programs to approximately $375 million. Approximately 80% of the restructuring actions are in Europe, including workforce reductions as well as plant closures, and are expected to be substantially completed by early 2014. In the three months ended March 31, 2013, Delphi recorded employee related and other restructuring charges totaling $32 million. Restructuring charges for employee separation and termination benefits are paid either over the severance period or in a lump sum in accordance with either statutory requirements or individual agreements. Delphi incurred cash expenditures for these restructuring actions of approximately $29 million in the three months ended March 31, 2013, and expects future cash expenditures in 2013 of approximately $150 million.
The following table summarizes the restructuring charges recorded for the three months ended March 31, 2013 and 2012 by operating segment:

	Three Months Ended March 31,
Segment	2013	2012
	(in millions)
Electrical/Electronic Architecture	$11	$2
Powertrain Systems	8	2
Electronics and Safety	11	1
Thermal Systems	2	1
Total	$32	$6
The table below summarizes the activity in the restructuring liability for the three months ended March 31, 2013:

	Employee Termination Benefits Liability	Other Exit Costs Liability	Total
	(in millions)
Accrual balance at January 1, 2013	$157	$6	$163
Provision for estimated expenses incurred during the period	32	—	32
Payments made during the period	(35)	(1)	(36)
Foreign currency and other	(3)	—	(3)
Accrual balance at March 31, 2013	$151	$5	$156

8. DEBT
The following is a summary of debt outstanding, net of discounts of approximately $0 million and $4 million related to the Tranche A Term Loan and the Tranche B Term Loan, defined below, as of March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012
	(in millions)
Accounts receivable factoring	$17	$19
5.875%, senior notes, due 2019	500	500
6.125%, senior notes, due 2021	500	500
5.00%, senior notes, due 2023	800	—
Tranche A Term Loan, due 2018	575	567
Tranche B Term Loan, due 2017	—	772
Capital leases and other	86	106
Total debt	2,478	2,464
Less: current portion	(103)	(140)
Long-term debt	$2,375	$2,324
Credit Agreement
In March 2011, in conjunction with the redemption of membership interests from Class A and Class C membership interest holders, Delphi Corporation (the “Issuer”), a wholly-owned U.S. subsidiary of Delphi Automotive LLP, entered into a credit agreement with JPMorgan Chase Bank, N.A., as lead arranger and administrative agent, with respect to $3.0 billion in senior secured credit facilities (the “Original Credit Agreement”). The Original Credit Agreement was amended and restated on each of May 17, 2011, September 14, 2012 (as so amended and restated, the “2012 Credit Agreement”) and March 1, 2013.

(The Original Credit Agreement and each amendment and restatement of the Original Credit Agreement are individually and collectively referred to herein as the “Credit Agreement”). The Original Credit Agreement provided for a senior secured 5-year term loan in an original amount of $258 million (the “Original Tranche A Term Loan” and, as subsequently modified from time to time, the “Tranche A Term Loan”), a senior secured 6-year term loan in an original amount of $950 million (the “Tranche B Term Loan”), and a $500 million revolving credit facility (as subsequently modified from time to time, the “Revolving Credit Facility”). Under the 2012 Credit Agreement, the Company increased the Revolving Credit Facility to $1.3 billion and the Original Tranche A Term Loan to $574 million. As a result of prior payments on the Tranche A Term Loan, the Company received incremental proceeds of $363 million under the 2012 Credit Agreement, which was used to pay a portion of the cost of acquiring MVL. On March 1, 2013, following the senior unsecured note issuance in February 2013 (as more fully described below), the Tranche B Term Loan was fully repaid, the Tranche A Term Loan was increased to $575 million, the Revolving Credit Facility was increased to $1.5 billion, and the terms of the Tranche A Term Loan and the Revolving Credit Facility were extended to March 1, 2018. These resulted in the recognition of a loss on debt extinguishment of $39 million during the three months ended March 31, 2013. Approximately $14 million in issuance costs were paid in conjunction with the March 2013 amendment. Unamortized debt issuance costs associated with the Tranche A Term Loan and Revolving Credit Facility of $32 million are being amortized over the term of the Credit Agreement, as extended pursuant to the March 1, 2013 amendment. At March 31, 2013 the Revolving Credit Facility was undrawn and Delphi had approximately $11 million in letters of credit issued under the Credit Agreement. Letters of credit issued under the Credit Agreement reduce availability under the Revolving Credit Facility.
Loans under the Credit Agreement bear interest, at the Issuer’s option, at either (a) the Administrative Agent’s Alternate Base Rate (“ABR” as defined in the Credit Agreement) or (b) the London Interbank Offered Rate (“Adjusted LIBO Rate” as defined in the Credit Agreement) (“LIBOR”) plus in either case a percentage per annum as set forth in the table below (the “Applicable Rate”). The Tranche B Term Loan had a LIBOR floor of 1.00%. A comparison of the Applicable Rates under the 2012 Credit Agreement and current Credit Agreement is set forth below:

	Credit Agreement (March 31, 2013)		2012 Credit Agreement (December 31, 2012)
	LIBOR plus	ABR plus	LIBOR plus	ABR plus
Revolving Credit Facility	1.50%	0.50%	2.00%	1.00%
Tranche A Term Loan	1.50%	0.50%	2.00%	1.00%
Tranche B Term Loan	N/A	N/A	2.50%	1.50%
The Applicable Rate under the Credit Agreement may increase or decrease from time to time based on changes in credit ratings with the minimum interest level of 1.00% and maximum level of 2.25%. Accordingly, the interest rate will fluctuate during the term of the Credit Agreement based on changes in the ABR, LIBOR or future changes in our corporate credit ratings. The Credit Agreement also requires that the Issuer pay certain commitment fees on the unused portion of the Revolving Credit Facility and certain letter of credit issuance and fronting fees.
The interest rate period with respect to LIBOR interest rate options can be set at one-, two-, three-, or six-months as selected by the Issuer in accordance with the terms of the Credit Agreement (or other period as may be agreed by the applicable lenders), but payable no less than quarterly. The Issuer may elect to change the selected interest rate in accordance with the provisions of the Credit Agreement. As of March 31, 2013, the Issuer selected the one-month LIBOR interest rate option, as detailed in the table below, and the amounts outstanding, and rates effective as of March 31, 2013 were based on Delphi’s current credit rating and applicable margin for the Credit Agreement:

		Borrowings as of	Rates effective as of
	LIBOR plus	March 31, 2013	March 31, 2013
Revolving Credit Facility	1.50%	$—	—%
Tranche A Term Loan	1.50%	575	1.75%
The Issuer is obligated to make quarterly principal payments throughout the term of the Tranche A Term Loan according to the amortization schedule in the Credit Agreement. This also applied to the Tranche B Term Loan prior to its payoff in March 2013. Borrowings under the Credit Agreement are prepayable at the Issuer's option without premium or penalty. The Credit Agreement also contains certain mandatory prepayment provisions in the event the Company receives net cash proceeds from any asset sale or casualty event. No mandatory prepayments, under these provisions, have been made or are due through March 31, 2013.
The Credit Agreement contains certain covenants that limit, among other things, the Company’s (and the Company’s subsidiaries’) ability to incur additional indebtedness or liens, to dispose of assets, to make certain investments, to prepay certain indebtedness and to pay dividends, or to make other distributions or redemptions/repurchases, in respect of the Company’s equity interests. In addition, the Credit Agreement requires that the Company maintain a consolidated leverage ratio

(the ratio of Consolidated Total Indebtedness to Consolidated EBITDA, each as defined in the Credit Agreement) of less than 2.75 to 1.0. The Credit Agreement also contains events of default customary for financings of this type. The Company was in compliance with the Credit Agreement covenants as of March 31, 2013. At any time that Delphi Automotive PLC and Delphi Corporation have received investment grade credit ratings as specified in the Credit Agreement and other conditions in the Credit Agreement are met, all security interests on the collateral will be released, subject to potential reinstatement if the investment grade condition ceases to be satisfied. In addition, certain covenants shall not apply after Delphi Automotive PLC and Delphi Corporation have received investment grade credit ratings as specified in the Credit Agreement and no default has occurred or is continuing, provided that such covenants may be reinstated if the investment grade condition ceases to be satisfied.
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
Senior Notes
On May 17, 2011, Delphi Corporation issued $500 million of 5.875% senior unsecured notes due 2019 and $500 million of 6.125% senior unsecured notes due 2021 (the “2011 Senior Notes”) in a transaction exempt from registration under Rule 144A and Regulation S of the Securities Act of 1933 (the “Securities Act”). Delphi paid approximately $23 million of debt issuance costs in connection with the 2011 Senior Notes. The net proceeds of approximately $1 billion as well as cash on hand were used to pay down amounts outstanding under the Original Credit Agreement. In May 2012, Delphi Corporation exchanged all of the 2011 Senior Notes for registered notes (“New Senior Notes”) with terms identical in all material respects to the terms of the 2011 Senior Notes, except that the New Senior Notes are registered under the Securities Act, and the transfer restrictions and registration rights relating to the 2011 Senior Notes no longer apply. No proceeds were received by Delphi Corporation as a result of the exchange. Interest is payable semi-annually on May 15 and November 15 of each year to holders of record at the close of business on May 1 or November 1 immediately preceding the interest payment date.
The indenture governing the New Senior Notes limits, among other things, Delphi’s (and Delphi’s subsidiaries’) ability to incur additional indebtedness or liens, dispose of assets, make certain restricted payments or investments, enter into transactions with affiliates and merge with or into other entities. As of March 31, 2013, the Company was in compliance with the provisions of the New Senior Notes.
On February 14, 2013, Delphi Corporation issued $800 million of 5.00% senior unsecured notes due 2023 (the “2013 Senior Notes”) in a transaction registered under the Securities Act. The proceeds were primarily utilized to prepay our term loan indebtedness under our 2012 Credit Agreement. Delphi paid approximately $12 million of issuance costs in connection with the 2013 Senior Notes. Interest is payable semi-annually on February 15 and August 15 of each year to holders of record at the close of business on February 1 or August 1 immediately preceding the interest payment date.
The indenture governing the 2013 Senior Notes limits, among other things, Delphi’s (and Delphi’s subsidiaries’) ability to incur liens, enter into sale and leaseback transactions and merge with or into other entities. As of March 31, 2013, the Company was in compliance with the provisions of the 2013 Senior Notes.
The senior notes are fully and unconditionally guaranteed, jointly and severally, by Delphi Automotive PLC and certain of its existing and future subsidiaries.
Other Financing
Accounts receivable factoring—Various accounts receivable factoring facilities are maintained in Europe and are accounted for as short-term debt. These uncommitted factoring facilities are available through various financial institutions. As of March 31, 2013 and December 31, 2012, $17 million and $19 million, respectively, were outstanding under these accounts receivable factoring facilities.
Capital leases and other—As of March 31, 2013 and December 31, 2012, approximately $86 million and approximately $106 million, respectively, of other debt issued by certain non-U.S. subsidiaries and capital lease obligations were outstanding.
Interest—Cash paid for interest related to amounts outstanding totaled $12 million and $16 million for the three months ended March 31, 2013 and 2012, respectively.

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
The amounts shown below reflect the defined benefit pension expense for the three months ended March 31, 2013 and 2012:

	Non-U.S. Plans		U.S. Plans
	Three Months Ended March 31,
	2013	2012	2013	2012
	(in millions)
Service cost	$13	$11	$—	$—
Interest cost	22	21	—	1
Expected return on plan assets	(17)	(16)	—	—
Amortization of actuarial losses	2	—	—	—
Net periodic benefit cost	$20	$16	$—	$1
Other postretirement benefit obligations were approximately $10 million and $15 million at March 31, 2013 and December 31, 2012, respectively.

10. COMMITMENTS AND CONTINGENCIES
European Union Antitrust Investigation
Delphi has received requests for information from antitrust authorities at the European Commission seeking information about alleged conduct by Delphi in connection with an investigation of automotive parts suppliers concerning possible violations of antitrust laws related to the supply of wire harnesses to vehicle manufacturers. Delphi is cooperating fully with the European authorities. Investigations of this nature often continue for several years and may result in fines imposed by the European authorities. Depending on its size, a potential fine could result in a material adverse impact on the Company’s operating results and cash flows. At this time, Delphi is unable to estimate any reasonably possible range of loss that may ultimately result from this investigation. No accrual for this matter has been recorded as of March 31, 2013.
Environmental Matters
Delphi is subject to the requirements of U.S. federal, state, local and non-U.S. environmental and safety and health laws and regulations. As of March 31, 2013 and December 31, 2012, the undiscounted reserve for environmental investigation and remediation was approximately $23 million (of which $4 million was recorded in accrued liabilities and $19 million was recorded in other long-term liabilities) and $21 million (of which $3 million was recorded in accrued liabilities and $18 million was recorded in other long-term liabilities). Delphi cannot ensure that environmental requirements will not change or become more stringent over time or that its eventual environmental remediation costs and liabilities will not exceed the amount of its current reserves. In the event that such liabilities were to significantly exceed the amounts recorded, Delphi’s results of operations could be materially affected. At March 31, 2013, the difference between the recorded liabilities and the reasonably possible range of loss was not material.

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
Brazil Matters
Delphi conducts significant business operations in Brazil that are subject to the Brazilian federal labor, social security, environmental, tax and customs laws, as well as a variety of state and local laws. While Delphi believes it complies with such laws, they are complex, subject to varying interpretations, and the Company is often engaged in litigation with government agencies regarding the application of these laws to particular circumstances. In addition, Delphi also is a party to commercial and labor litigation with private parties in Brazil. As of March 31, 2013, related claims totaling $221 million (using March 31, 2013 foreign currency rates) have been asserted against Delphi. As of March 31, 2013, the Company maintains accruals for these asserted claims of $39 million (using March 31, 2013 foreign currency rates). The amounts accrued represent claims that are deemed probable of loss and are reasonably estimable based on the Company’s analyses and assessment of the asserted claims and prior experience with similar matters. While the Company believes its accruals are adequate, the final amounts required to resolve these matters could differ materially from the Company’s recorded estimates and Delphi’s results of operations could be materially affected.

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

	Three Months Ended March 31,
	2013	2012
	(in millions)
Notional U.S. federal income taxes at statutory rate	$114	$153
Income taxed at other rates	(66)	(60)
Other change in tax reserves	1	(19)
Withholding taxes	16	(1)
Tax credits	(29)	—
Other adjustments	1	4
Total income tax expense	$37	$77
Effective tax rate	11%	18%
The Company’s tax rate is affected by the tax rates in the jurisdictions in which the Company operates, the relative amount of income earned by jurisdiction, jurisdictions with a statutory tax rate less than the U.S. rate of 35% and the relative amount of losses or income for which no tax benefit or expense was recognized due to a valuation allowance. The Company's geographic income mix was favorably impacted in 2013, as compared to 2012, primarily due to underlying business results and tax planning initiatives.
The effective tax rate was 11% and 18% for the three months ended March 31, 2013 and 2012, respectively. The American Taxpayer Relief Act of 2012 was enacted on January 2, 2013 which retroactively reinstates expired tax provisions known as tax extenders including the research and development tax credit. The income tax accounting effect, including any retroactive effect, of a tax law change is accounted for in the period of enactment, which in this case is the first quarter of 2013.  As a result, the effective tax rate for the three months ended March 31, 2013 was impacted by a benefit of approximately $22 million related to the 2012 research and development credit. The effective tax rate in the three months ended March 31, 2012 was impacted by a reduction of $22 million in tax reserves due to resolution of open issues with tax authorities and a reduction of $11 million in withholding tax expense due to tax planning actions.

Cash paid or withheld for income taxes was $45 million and $27 million for the three months ended March 31, 2013 and 2012 respectively.
Tax Return Filing Determinations and Elections
Delphi Automotive LLP, which acquired certain businesses of the Predecessor on October 6, 2009, the Acquisition Date, was established on August 19, 2009 as a limited liability partnership incorporated under the laws of England and Wales. At the time of its formation, Delphi Automotive LLP elected to be treated as a partnership for U.S. federal income tax purposes. The Company believes the Internal Revenue Service (the “IRS”) may assert that Delphi Automotive LLP, and as a result Delphi Automotive PLC, should be treated as a domestic corporation for U.S. federal income tax purposes, retroactive to the Acquisition Date. If Delphi Automotive LLP were treated as a domestic corporation for U.S. federal income tax purposes, the Company expects that, although Delphi Automotive PLC is incorporated under the laws of Jersey and a tax resident in the U.K., it would also be treated as a domestic corporation for U.S. federal income tax purposes.
Delphi Automotive LLP filed U.S. federal partnership tax returns for 2009, 2010, and 2011. The IRS is currently reviewing whether Section 7874 applies to Delphi Automotive LLP’s acquisition of the automotive supply and other businesses of the Predecessor. The Company believes, after consultation with counsel, that neither Delphi Automotive LLP nor Delphi Automotive PLC should be treated as a domestic corporation for U.S. federal income tax purposes, and intends to vigorously contest any assertion by the IRS to the contrary, including through litigation if the Company were unable to reach a satisfactory resolution with the IRS. However, no assurance can be given that the IRS will not contend, or that a court would not conclude, that Delphi Automotive LLP, and therefore Delphi Automotive PLC, should be treated as a domestic corporation for U.S. federal income tax purposes. No accrual for this matter has been recorded as of March 31, 2013.
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
Net Income Per Share
Basic net income per share is computed by dividing net income attributable to Delphi by the weighted average number of ordinary shares outstanding during the period. Diluted net income per share reflects the weighted average dilutive impact of all potentially dilutive securities from the date of issuance and is computed using the treasury stock method by dividing net income attributable to Delphi by the diluted weighted average number of ordinary shares outstanding. For all periods presented, the calculation of net income per share contemplates the dilutive impacts, if any, of the Company’s share-based compensation plans. Refer to Note 17. Share-Based Compensation for additional information. For all periods presented, the effect of the Value Creation Plan (“VCP”) awards was anti-dilutive and therefore excluded from the calculation of diluted net income per share, as discussed in Note 17. Share-Based Compensation.

Weighted Average Shares
The following table illustrates net income per share attributable to Delphi and the weighted average shares outstanding used in calculating basic and diluted income per share:

	Three Months Ended March 31,
	2013	2012
	(in millions, except per share data)
Numerator:
Net income attributable to Delphi	$276	$342
Denominator:
Weighted average ordinary shares outstanding, basic	314.68	328.24
Dilutive shares related to RSUs	0.68	0.23
Weighted average ordinary shares outstanding, including dilutive shares	315.36	328.47
Net income per share attributable to Delphi:
Basic	$0.88	$1.04
Diluted	$0.88	$1.04
Anti-dilutive securities share impact:	—	2.76
Share Repurchase Program
In January 2012, the Board of Directors authorized a share repurchase program of up to $300 million of ordinary shares. The program was scheduled to terminate on the earlier of December 31, 2012 or when the Company attained $300 million of ordinary share repurchases, which was fully satisfied in September 2012. Subsequently, in September 2012, the Board of Directors authorized a new share repurchase program of up to $750 million of ordinary shares. This program will terminate when the Company attains $750 million of ordinary shares repurchases and provides for share repurchases in the open market or in privately negotiated transactions, depending on share price, market conditions and other factors, as determined by the Company. During the three months ended March 31, 2013, Delphi repurchased 2,850,000 shares at an average price of $42.79, which totaled approximately $122 million. Approximately $525 million of share repurchases remain available under the program adopted in September 2012. All repurchased shares were retired, and are reflected as a reduction of ordinary share capital for the par value of the shares, with the excess applied as reductions to additional paid-in capital and retained earnings.
Dividends
On February 26, 2013, the Board of Directors approved the initiation of dividend payments on the Company's ordinary shares and declared a regular quarterly cash dividend of $0.17 per ordinary share to shareholders of record at the close of business on March 15, 2013. On March 27, 2013, $53 million was paid to shareholders of record as of March 15, 2013.
Other
Prior to the completion of the initial public offering on November 22, 2011, net income and other changes to membership interests were allocated to the respective outstanding classes based on the cumulative distribution provisions of the Fourth Amended and Restated Limited Liability Partnership Agreement of Delphi Automotive LLP (the “Fourth LLP Agreement”).
Under the terms of the Acquisition and the Fourth LLP Agreement, if cumulative distributions to the members of Delphi Automotive LLP under certain provisions of the Fourth LLP Agreement exceed $7.2 billion, Delphi, as disbursing agent on behalf of DPHH, is required to pay to the holders of allowed general unsecured claims against the Predecessor, $32.50 for every $67.50 in excess of $7.2 billion distributed to the members, up to a maximum amount of $300 million. This contingency is not considered probable of occurring as of March 31, 2013.

13. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The changes in accumulated other comprehensive income (loss) attributable to Delphi (net of tax) for the three months ended March 31, 2013 and March 31, 2012 are as follows:

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012
	(in millions)
Foreign currency translation adjustments:
Balance at beginning of period	$(62)	$(120)
Aggregate adjustment for the period	(78)	77
Balance at end of period	$(140)	$(43)

Unrealized gains (losses) on derivatives:
Balance at beginning of period	$14	$(45)
Other comprehensive income before reclassifications (net tax effect of $3 million and $28 million)	17	49
Reclassification to income (net tax effect of $1 million and $1 million)	(11)	2
Balance at end of period	$20	$6

Pension and postretirement plans:
Balance at beginning of period	$(189)	$(18)
Other comprehensive income before reclassifications (net tax effect of $0 million)	15	—
Reclassification to income (net tax effect of $0 million)	2	—
Balance at end of period	$(172)	$(18)

Accumulated other comprehensive (loss) income, end of period	$(292)	$(55)

Reclassification out of Accumulated Other Comprehensive Income
Three Months Ended March 31, 2013
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement of Operations
(in millions)
Unrealized gains (losses) on derivatives:
Commodity derivatives	$(3)	Cost of Sales
Foreign currency derivatives	5	Cost of Sales
Foreign currency derivatives	10	Other Income
	12	Total income before income taxes
	(1)	Income tax (expense) or benefit
	11	Net income
	—	Net income attributable to noncontrolling interest
	$11	Net income attributable to Delphi

Pension and postretirement plans:
Actuarial gains/(losses)	$(2)	(1)
	(2)	Total loss before income taxes
	—	Income tax expense
	(2)	Net loss
	—	Net income attributable to noncontrolling interest
	$(2)	Net loss attributable to Delphi

Total reclassifications for the period	$9

(1)	These accumulated other comprehensive loss components are included in the computation of net periodic pension cost (see pension footnote for additional details).

14. FAIR VALUE OF FINANCIAL INSTRUMENTS, DERIVATIVES AND HEDGING ACTIVITIES
Financial Instruments
Delphi’s non-derivative financial instruments include debt, which consists of its accounts receivable factoring arrangements, capital leases and other debt issued by Delphi’s non-U.S. subsidiaries, the Tranche A Term Loan, the Tranche B Term Loan (prior to its payoff on March 1, 2013) and the senior notes. The fair value of debt is based on quoted market prices for instruments with public market data or significant other observable inputs for instruments without a quoted public market price (Level 2). As of March 31, 2013 and December 31, 2012, total debt was recorded at $2,478 million and $2,464 million, respectively, and had estimated fair values of $2,610 million and $2,557 million, respectively. For all other financial instruments recorded at March 31, 2013 and December 31, 2012, fair value approximates book value.
Derivatives and Hedging Activities
Delphi is exposed to market risk, such as fluctuations in foreign currency exchange rates, commodity prices and changes in interest rates, which may result in cash flow risks. To manage the volatility relating to these exposures, Delphi aggregates the exposures on a consolidated basis to take advantage of natural offsets. For exposures that are not offset within its operations, Delphi enters into various derivative transactions pursuant to its risk management policies, which prohibit holding or issuing derivative financial instruments for speculative purposes, and designation of derivative instruments is performed on a transaction basis to support hedge accounting. The changes in fair value of these hedging instruments are offset in part or in whole by corresponding changes in the fair value or cash flows of the underlying exposures being hedged. Delphi assesses the initial and ongoing effectiveness of its hedging relationships in accordance with its documented policy. As of March 31, 2013, Delphi has entered into derivative instruments to hedge cash flows extending out to July 2015.

As of March 31, 2013, the Company had the following outstanding notional amounts related to commodity and foreign currency forward contracts that were entered into to hedge forecasted exposures:

Commodity	Quantity Hedged	Unit of Measure
	(in thousands)
Copper	67,882	pounds
Primary Aluminum	32,377	pounds
Secondary Aluminum	17,727	pounds

Foreign Currency	Quantity Hedged	Unit of Measure
	(in millions)
Hungarian Forint	10,009	HUF
Mexican Peso	6,111	MXN
South Korean Won	16,125	KRW
Thai Baht	1,319	THB
Chinese Yuan Renminbi	378	CNY
Romanian Leu	242	RON
Japanese Yen	506	JPY
Euro	331	EUR
New Turkish Lira	165	TRY
Polish Zloty	278	PLN
Brazilian Real	165	BRL
British Pound	25	GBP

The fair value of derivative financial instruments recorded in the consolidated balance sheets as of March 31, 2013 and December 31, 2012 are as follows:

	Asset Derivatives		Liability Derivatives		Net Amounts of Assets and Liabilities Presented in the Balance Sheet
	Balance Sheet Location	March 31, 2013	Balance Sheet Location	March 31, 2013	March 31, 2013
	(in millions)
Designated derivatives instruments:
Commodity derivatives	Other Current Assets	$—	Accrued Liabilities	$12
Foreign currency derivatives*	Other Current Assets	44	Other Current Assets	5	39
Foreign currency derivatives*	Accrued Liabilities	—	Accrued Liabilities	1	(1)
Commodity derivatives	Other Long-Term Assets	—	Other Long-Term Liabilities	4
Foreign currency derivatives*	Other Long-Term Assets	12	Other Long-Term Assets	2	10
Total		$56		$24
Derivatives not designated:
None

	Asset Derivatives		Liability Derivatives		Net Amounts of Assets and Liabilities Presented in the Balance Sheet
	Balance Sheet Location	December 31, 2012	Balance Sheet Location	December 31, 2012	December 31, 2012
	(in millions)
Designated derivatives instruments:
Commodity derivatives	Other Current Assets	$2	Accrued Liabilities	$7
Foreign currency derivatives*	Other Current Assets	24	Other Current Assets	5	19
Foreign currency derivatives*	Accrued Liabilities	—	Accrued Liabilities	5	(5)
Commodity derivatives	Other Long-Term Assets	1	Other Long-Term Liabilities	1
Foreign currency derivatives*	Other Long-Term Assets	7	Other Long-Term Assets	2	5
Total		$34		$20
Derivatives not designated:
None
 * Derivative instruments within this category are subject to master netting arrangements and are presented on a net basis in the consolidated balance sheets in accordance with accounting guidance related to the offsetting of amounts related to certain contracts.
The fair value of Delphi’s derivative financial instruments remained in a net asset position at March 31, 2013 and December 31, 2012. The net asset position increased at March 31, 2013 primarily due to favorable movements in the forward rates of certain currencies.

The effect of derivative financial instruments in the consolidated statement of operations and and consolidated statement of comprehensive income for the three months ended March 31, 2013 is as follows:

Three Months Ended March 31, 2013	(Loss) Gain Recognized in OCI (Effective Portion)	(Loss) Gain Reclassified from OCI into Income (Effective Portion)	Gain Recognized in Income (Ineffective Portion Excluded from Effectiveness Testing)
	(in millions)
Designated derivatives instruments:
Commodity derivatives	$(15)	$(3)	$—
Foreign currency derivatives	35	15	—
Total	$20	$12	$—

Loss Recognized in Income
Derivatives not designated:
Commodity derivatives	$—
Foreign currency derivatives	(1)
Total	$(1)
The effect of derivative financial instruments in the consolidated statement of operations and consolidated statement of comprehensive income for the three months ended March 31, 2012 is as follows:

Three Months Ended March 31, 2012	Gain Recognized in OCI (Effective Portion)	Loss Reclassified from OCI into Income (Effective Portion)	Loss Recognized in Income (Ineffective Portion Excluded from Effectiveness Testing)
	(in millions)
Designated derivatives instruments:
Commodity derivatives	$27	$(2)	$—
Foreign currency derivatives	50	(1)	—
Total	$77	$(3)	$—

Loss Recognized in Income
Derivatives not designated:
Commodity derivatives	$—
Foreign currency derivatives	(1)
Total	$(1)
The gain or loss reclassified from OCI into income for the effective portion of designated derivative instruments and the gain or loss recognized in income for the ineffective portion of designated derivative instruments excluded from effectiveness testing were recorded to cost of sales and other income in the consolidated statements of operations for the three months ended March 31, 2013 and 2012. The gain or loss recognized in income for non-designated derivative instruments was recorded in other income, net and cost of goods sold for the three months ended March 31, 2013 and 2012.
Gains and losses on derivatives qualifying as cash flow hedges are recorded in OCI, to the extent that hedges are effective, until the underlying transactions are recognized in earnings. Unrealized amounts in accumulated OCI will fluctuate based on changes in the fair value of hedge derivative contracts at each reporting period. Income included in accumulated OCI as of March 31, 2013 was approximately $30 million (approximately $20 million net of tax). Of this income, approximately $20 million is expected to be included in cost of sales within the next 12 months, $2 million is expected to be included in other income within the next 12 months and $8 million is expected to be included in cost of sales in subsequent periods. Cash flow hedges are discontinued when Delphi determines it is no longer probable that the originally forecasted transactions will occur. The amount included in cost of sales related to hedge ineffectiveness was approximately $0 million and $0 million for the three months ended March 31, 2013 and 2012, respectively.

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
As of March 31, 2013 and December 31, 2012, Delphi was in a net derivative asset position of $32 million and $14 million, respectively, and no significant adjustments were recorded for nonperformance risk based on the application of peer companies’ CDS rates and because Delphi’s exposures were to counterparties with investment grade credit ratings.
As of March 31, 2013 and December 31, 2012, Delphi had the following assets measured at fair value on a recurring basis:

	Total	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
	(in millions)
As of March 31, 2013
Commodity derivatives	$—	$—	$—	$—
Foreign currency derivatives	49	—	49	—
Total	$49	$—	$49	$—
As of December 31, 2012:
Commodity derivatives	$3	$—	$3	$—
Foreign currency derivatives	24	—	24	—
Total	$27	$—	$27	$—
As of March 31, 2013 and December 31, 2012, Delphi had the following liabilities measured at fair value on a recurring basis:

	Total	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
	(in millions)
As of March 31, 2013
Commodity derivatives	$16	$—	$16	$—
Foreign currency derivatives	1	—	1	—
Total	$17	$—	$17	$—
As of December 31, 2012:
Commodity derivatives	$8	$—	$8	$—
Foreign currency derivatives	5	—	5	—
Total	$13	$—	$13	$—

Fair Value Measurements on a Nonrecurring Basis
In addition to items that are measured at fair value on a recurring basis, Delphi also has items in its balance sheet that are measured at fair value on a nonrecurring basis. As these items are not measured at fair value on a recurring basis, they are not included in the tables above. Nonfinancial assets and liabilities that are measured at fair value on a nonrecurring basis include long-lived assets, intangible assets, asset retirement obligations, share-based compensation and liabilities for exit or disposal activities measured at fair value upon initial recognition. No significant impairment charges were recorded during the three months ended March 31, 2013 and 2012. Fair value of long-lived assets is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved and a review of appraisals. As such, Delphi has determined that the fair value measurements of long-lived assets fall in Level 3 of the fair value hierarchy.

15. OTHER INCOME, NET
Other income, net included:

	Three Months Ended March 31,
	2013	2012
	(in millions)
Interest income	$3	$5
(Loss) gain on extinguishment of debt	(39)	—
Other, net	2	2
Other (expense) income, net	$(34)	$7
As further discussed in Note 8. Debt, during the three months ended March 31, 2013, Delphi amended its Credit Agreement and repaid the entire balance of the Tranche B Term Loan from the Original Credit Agreement, resulting in a loss on extinguishment of debt of $39 million.

16. ACQUISITIONS AND DIVESTITURES
Acquisition of Motorized Vehicles Division of FCI
On October 26, 2012, Delphi acquired 100% of the equity interests of MVL for €765 million, or approximately $1 billion based on exchange rates on the acquisition date. MVL, a leading global manufacturer of automotive connection systems with a focus on high-value, leading technology applications, is based in Guyancourt, France, had 2011 sales of €692 million (including approximately 12% to Delphi that would be eliminated on a consolidated basis) and global operations.
Upon completing the acquisition, Delphi incurred related transaction expenses totaling approximately $13 million, which were recorded in other expenses in the statement of operations in the fourth quarter of 2012. The cash payments required to close the transaction were funded using existing cash on hand, including $363 million drawn under the 2012 Credit Agreement and additional European factoring.
The acquisition was accounted for as a business combination, with the purchase price allocated on a preliminary basis using information available, in the fourth quarter of 2012. The purchase price and related allocation were finalized in the three months ended March 31, 2013 and resulted in minor adjustments to goodwill from the amounts disclosed as of December 31, 2012. These adjustments were not significant for any period presented after the acquisition date. The final purchase price and related allocation are shown below (in millions):
Assets acquired and liabilities assumed

Purchase price, net of cash acquired	$978

Property, plant and equipment	$249
Intangible assets	278
Other assets purchased and liabilities assumed, net	(7)
Identifiable net assets acquired	520
Goodwill resulting from purchase	458
Total purchase price allocation	$978

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
The operating results of MVL are reported within the Electrical/Electronic Architecture segment from the date of acquisition. The pro forma effects of this acquisition would not materially impact Delphi's reported results for any period presented, and as a result no pro forma financial statements were presented.
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

17. SHARE-BASED COMPENSATION
Long Term Incentive Plan
In November 2011, the Delphi Automotive PLC Long Term Incentive Plan (the “PLC LTIP”) was established, which allowed for the grant of awards of up to 22,977,116 ordinary shares for long-term compensation. The PLC LTIP is designed to align the interests of management and shareholders. The awards can be in the form of shares, options, stock appreciation rights, restricted stock, Restricted Stock Units (“RSUs”), performance awards, and other share-based awards to the employees, directors, consultants and advisors of the Company. In 2012 and 2013, the Company awarded annual long-term grants of RSUs under the PLC LTIP to align management compensation with Delphi's overall business strategy. The Company has competitive and market-appropriate shareholding requirements. Upon settlement, all of the RSUs granted under the PLC LTIP are eligible to receive dividend equivalents for any dividend paid from the grant date through the vesting date.
On June 13, 2012, 51,003 RSUs granted to the Board of Directors on November 22, 2011 vested. The grant date fair value was approximately $1 million, and was determined based on the closing price of the Company’s ordinary shares on November 22, 2011. Upon settlement of the RSUs, 51,003 ordinary shares at a fair value of approximately $1 million were issued to members of the Board of Directors and 1,020 ordinary shares were withheld to cover the minimum U.K. withholding taxes.
On June 14, 2012, Delphi granted 64,459 RSUs to the Board of Directors at a grant date fair value of approximately $2 million. The grant date fair value was determined based on the closing price of the Company’s ordinary shares on June 14, 2012. The RSUs vested on April 24, 2013, the day before the 2013 annual meeting of shareholders. Upon settlement of the RSUs, 64,713 ordinary shares at a fair value of approximately $3 million were issued to members of the Board of Directors and 7,691 ordinary shares were withheld to cover the minimum U.K. withholding taxes.
On April 25, 2013 Delphi granted 37,674 RSUs to the Board of Directors at a grant date fair value of approximately $2 million. The grant date fair value was determined based on the closing price of the Company's ordinary shares on April 25, 2013. The RSUs will vest on April 2, 2014, the day before the 2014 annual meeting of shareholders.
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

In February 2013, under the time-based vesting terms of the 2012 grant, 218,070 ordinary shares were issued to Delphi executives at a fair value of $9 million, of which 78,692 ordinary shares were withheld to cover withholding taxes.
In February 2013, Delphi granted 1.45 million RSUs to its executives. These awards include time and performance-based components and vesting terms similar to the 2012 awards described above, as well as continuity awards. The time-based RSUs will vest ratably over three years beginning on the first anniversary of the grant date and the performance-based RSUs will vest at the completion of a three-year performance period at the end of 2015 if certain targets are met.
Each executive will receive between 0% and 200% of his or her target performance-based award based on the Company’s performance against established company-wide performance metrics, which are:

Metric	2013 Grant	2012 Grant
Average Return on Net Assets (1)	50%	50%
Cumulative Net Income	N/A	30%
Cumulative Earnings Per Share (2)	30%	N/A
Relative Total Shareholder Return (3)	20%	20%

(1)
Average return on net assets is measured by tax-affected operating income divided by average net working capital plus average net property, plant and equipment expense for each calendar year during the respective performance period.

(2)	Cumulative earnings per share is measured by net income attributable to Delphi divided by the weighted average number of diluted shares outstanding for calendar years 2013-2015.

(3)
Relative total shareholder return is measured by comparing the average closing price per share of the Company’s ordinary shares for all available trading days in the fourth quarter of the end of the performance period to the average closing price per share of the Company’s ordinary shares for all available trading days in the fourth quarter of the year preceding the grant, including dividends, and assessed against a comparable measure of competitor and peer group companies.

The grant date fair value of the RSUs was determined based on the closing price of the Company’s ordinary shares on the date of the grant of the award, including an estimate for forfeitures, and a contemporaneous valuation performed by an independent valuation specialist with respect to the relative total shareholder return awards. Based on the target number of awards issued for the February 2013 and 2012 grants, the fair value at grant date was estimated to be approximately $60 million and $59 million, respectively.
A summary of activity, including award grants, vesting and forfeitures is provided below

	RSUs	Weighted Average Grant Date Fair Value
	(in thousands)
Outstanding, January 1, 2013	1,899	$31.09
Granted	1,454	41.29
Vested	(220)	29.51
Forfeited	(63)	30.60
Outstanding, March 31, 2013	3,070	36.03
Delphi recognized compensation expense of $10 million ($8 million, net of tax) and $4 million ($3 million, net of tax) based on the Company’s best estimate of ultimate performance against the respective targets during the three months ended March 31, 2013 and 2012, respectively. Delphi will continue to recognize compensation expense, based on the grant date fair value of the awards applied to the Company’s best estimate of ultimate performance against the respective targets, over the requisite vesting periods of the awards. Based on the grant date fair value of the awards and the Company’s best estimate of ultimate performance against the respective targets as of March 31, 2013, unrecognized compensation expense on a pretax basis of approximately $98 million is anticipated to be recognized through February 2016. For the three months ended March 31, 2013 and 2012, respectively, approximately $3 million and $0 million of cash was paid and reflected as a financing activity in the statements of cash flows related to the minimum statutory tax withholding for vested RSUs.
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
Approximately $200 million of the VCP awards were settled in cash during the year ended December 31, 2012 and approximately $31 million (including $11 million of taxes to be paid) that remained in accrued liabilities as of December 31, 2012 related to certain legal entities was paid out in the first quarter of 2013. The cash flow impacts for the three months ended March 31, 2013 and 2012 were $31 million and $0 million, respectively. Final settlement of the awards for Delphi's officers was comprised of a combination of cash and ordinary shares. On December 31, 2012, 717,230 ordinary shares were issued to Delphi's officers, of which 290,798 ordinary shares were withheld to cover U.S. withholding taxes. For the three months ended March 31, 2013 and 2012, respectively, approximately $11 million and $0 million of cash was paid and reflected as a financing activity in the statements of cash flows related to the minimum statutory tax withholding for the vested ordinary shares. Delphi recognized compensation expense based on estimates of the enterprise value, over the requisite vesting periods of the awards. Compensation expense recognized during the three months ended March 31, 2012 totaled $46 million ($35 million, net of tax).
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

18. SUPPLEMENTAL GUARANTOR AND NON-GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
Basis of Presentation
In May 2011, Delphi Corporation issued the 2011 Senior Notes in a transaction exempt from registration under Rule 144A and Regulation S of the Securities Act. The 2011 Senior Notes were exchanged for the New Senior Notes in an exchange offer completed in May 2012. Additionally, in February 2013, Delphi Corporation issued the 2013 Senior Notes registered under the Securities Act. All series of the Company's outstanding senior notes have been issued by Delphi Corporation (“Subsidiary Issuer”) and are fully and unconditionally guaranteed by certain of its direct and indirect parent companies the (“Parent Companies”) and by certain of Delphi Automotive PLC’s direct and indirect subsidiaries (the “Guarantor Subsidiaries”) on a joint and several basis, subject to customary release provisions. Subsidiaries not subject to the guarantee (“Non-Guarantor Subsidiaries”) consist primarily of the non-U.S. subsidiaries of the Company. Refer to Note 8. Debt for more information.
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

Statement of Operations Three Months Ended March 31, 2013

	Parent Companies	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Net sales	$—	$—	$1,312	$3,027	$(315)	$4,024
Operating expenses:
Cost of sales	—	—	1,120	2,537	(318)	3,339
Selling, general and administrative	35	—	46	147	2	230
Amortization	—	—	13	13	—	26
Restructuring	—	—	5	27	—	32
Total operating expenses	35	—	1,184	2,724	(316)	3,627
Operating (loss) income	(35)	—	128	303	1	397
Interest expense	(14)	(47)	(15)	(3)	43	(36)
Other income (expense), net	15	(21)	—	16	(44)	(34)
(Loss) income before income taxes and equity income	(34)	(68)	113	316	—	327
Income tax benefit (expense)	—	25	(17)	(43)	(2)	(37)
(Loss) income before equity income	(34)	(43)	96	273	(2)	290
Equity in net income of affiliates	—	—	—	8	—	8
Equity in net income (loss) of subsidiaries	310	107	—	—	(417)	—
Net income (loss)	276	64	96	281	(419)	298
Net income attributable to noncontrolling interest	—	—	—	22	—	22
Net income (loss) attributable to Delphi	$276	$64	$96	$259	$(419)	$276

Statement of Operations Three Months Ended March 31, 2012

	Parent Companies	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Net sales	$—	$—	$1,442	$3,044	$(394)	$4,092
Operating expenses:
Cost of sales	—	—	1,231	2,539	(397)	3,373
Selling, general and administrative	30	—	73	125	—	228
Amortization	—	—	14	7	—	21
Restructuring	—	—	2	4	—	6
Total operating expenses	30	—	1,320	2,675	(397)	3,628
Operating (loss) income	(30)	—	122	369	3	464
Interest expense	(18)	(37)	(8)	(5)	33	(35)
Other income (expense), net	7	19	1	12	(32)	7
(Loss) income before income taxes and equity income	(41)	(18)	115	376	4	436
Income tax benefit (expense)	—	7	(14)	(68)	(2)	(77)
(Loss) income before equity income	(41)	(11)	101	308	2	359
Equity in net income of affiliates	—	—	—	4	—	4
Equity in net income (loss) of subsidiaries	383	101	—	—	(484)	—
Net income (loss)	342	90	101	312	(482)	363
Net income attributable to noncontrolling interest	—	—	—	21	—	21
Net income (loss) attributable to Delphi	$342	$90	$101	$291	$(482)	$342

Statement of Comprehensive Income Three Months Ended March 31, 2013

	Parent Companies	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Net income (loss)	$276	$64	$96	$281	$(419)	$298
Other comprehensive income (loss):
Currency translation adjustments	—	—	—	(78)	—	(78)
Net change in unrecognized gain on derivative instruments, net of tax	—	—	5	1	—	6
Employee benefit plans adjustment, net of tax	—	—	—	17	—	17
Other comprehensive income (loss)	—	—	5	(60)	—	(55)
Equity in other comprehensive (loss) income of subsidiaries	(55)	5	—	—	50	—
Comprehensive income (loss)	221	69	101	221	(369)	243
Comprehensive income attributable to noncontrolling interests	—	—	—	22	—	22
Comprehensive income (loss) attributable to Delphi	$221	$69	$101	$199	$(369)	$221

Statement of Comprehensive Income Three Months Ended March 31, 2012

	Parent Companies	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Net income (loss)	$342	$90	$101	$312	$(482)	$363
Other comprehensive income:
Currency translation adjustments	—	—	—	78	—	78
Net change in unrecognized loss on derivative instruments, net of tax	—	—	51	—	—	51
Employee benefit plans adjustment, net of tax	—	—	—	—	—	—
Other comprehensive income	—	—	51	78	—	129
Equity in other comprehensive income (loss) of subsidiaries	128	51	—	—	(179)	—
Comprehensive income (loss)	470	141	152	390	(661)	492
Comprehensive income attributable to noncontrolling interests	—	—	—	22	—	22
Comprehensive income (loss) attributable to Delphi	$470	$141	$152	$368	$(661)	$470

Balance Sheet as of March 31, 2013

	Parent Companies	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$2	$—	$61	$767	$—	$830
Restricted cash	—	—	—	4	—	4
Accounts receivable, net	—	—	749	2,046	—	2,795
Inventories	—	—	340	818	(10)	1,148
Other current assets	1	10	159	448	(8)	610
Total current assets	3	10	1,309	4,083	(18)	5,387
Long-term assets:
Property, net	—	—	614	2,229	—	2,843
Investments in affiliates	—	—	—	223	—	223
Investments in subsidiaries	4,237	1,652	—	—	(5,889)	—
Intangible assets, net	—	—	383	849	—	1,232
Other long-term assets	5	50	38	495	—	588
Total long-term assets	4,242	1,702	1,035	3,796	(5,889)	4,886
Total assets	$4,245	$1,712	$2,344	$7,879	$(5,907)	$10,273
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$—	$14	$23	$66	$—	$103
Accounts payable	1	—	639	1,746	—	2,386
Accrued liabilities	2	30	155	1,006	(8)	1,185
Total current liabilities	3	44	817	2,818	(8)	3,674
Long-term liabilities:
Long-term debt	—	2,361	2	12	—	2,375
Intercompany accounts, net	1,844	(696)	897	(2,047)	2	—
Pension benefit obligations	—	—	71	817	—	888
Other long-term liabilities	—	—	190	249	—	439
Total long-term liabilities	1,844	1,665	1,160	(969)	2	3,702
Total liabilities	1,847	1,709	1,977	1,849	(6)	7,376
Total Delphi shareholders’ equity	2,398	3	367	5,531	(5,901)	2,398
Noncontrolling interest	—	—	—	499	—	499
Total shareholders’ equity	2,398	3	367	6,030	(5,901)	2,897
Total liabilities and shareholders’ equity	$4,245	$1,712	$2,344	$7,879	$(5,907)	$10,273

Balance Sheet as of December 31, 2012

	Parent Companies	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$2	$—	$118	$985	$—	$1,105
Restricted cash	—	—	—	8	—	8
Accounts receivable, net	—	—	641	1,784	—	2,425
Inventories	—	—	308	764	(6)	1,066
Other current assets	—	17	141	465	—	623
Total current assets	2	17	1,208	4,006	(6)	5,227
Long-term assets:
Property, net	—	—	592	2,268	—	2,860
Investments in affiliates	—	—	—	231	—	231
Investments in subsidiaries	3,987	1,663	—	—	(5,650)	—
Intangible assets, net	—	—	390	886	—	1,276
Other long-term assets	—	55	44	481	2	582
Total long-term assets	3,987	1,718	1,026	3,866	(5,648)	4,949
Total assets	$3,989	$1,735	$2,234	$7,872	$(5,654)	$10,176
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$—	$31	$23	$86	$—	$140
Accounts payable	—	—	578	1,700	—	2,278
Accrued liabilities	—	10	221	1,010	—	1,241
Total current liabilities	—	41	822	2,796	—	3,659
Long-term liabilities:
Long-term debt	—	2,308	2	14	—	2,324
Intercompany accounts, net	1,644	(537)	755	(1,862)	—	—
Pension benefit obligations	—	—	73	856	—	929
Other long-term liabilities	—	—	192	242	—	434
Total long-term liabilities	1,644	1,771	1,022	(750)	—	3,687
Total liabilities	1,644	1,812	1,844	2,046	—	7,346
Total Delphi shareholders’ equity	2,345	(77)	390	5,341	(5,654)	2,345
Noncontrolling interest	—	—	—	485	—	485
Total shareholders’ equity	2,345	(77)	390	5,826	(5,654)	2,830
Total liabilities and shareholders’ equity	$3,989	$1,735	$2,234	$7,872	$(5,654)	$10,176

Statement of Cash Flows for the Three Months Ended March 31, 2013

	Parent Companies	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Net cash provided by (used in) operating activities	$(126)	$—	$171	$104	$—	$149
Cash flows from investing activities:
Capital expenditures	—	—	(46)	(167)	—	(213)
Proceeds from sale of property/investments	—	—	—	2	—	2
Cost of acquisitions, net of cash acquired	—	—	—	2	—	2
Decrease in restricted cash	—	—	—	4	—	4
Net cash used in investing activities	—	—	(46)	(159)	—	(205)
Cash flows from financing activities:
Net repayments under other short-term debt agreements	—	—	—	(27)	—	(27)
Repayments under long-term debt agreements	—	(1,342)	—	—	—	(1,342)
Proceeds from issuance of senior secured term loans, net of issuance costs	—	560	—	—	—	560
Proceeds from issuance of senior notes, net of issuance costs	—	790	—	—	—	790
Dividend payments of consolidated affiliates to minority shareholders	—	—	—	(8)	—	(8)
Intercompany dividends and net increase (decrease) in intercompany obligations	301	(8)	(169)	(124)	—	—
Repurchase of ordinary shares	(122)	—	—	—	—	(122)
Distribution of cash dividends	(53)	—	—	—	—	(53)
Taxes withheld and paid on employees' restricted share awards	—	—	(13)	(1)	—	(14)
Net cash used in financing activities	126	—	(182)	(160)	—	(216)
Effect of exchange rate fluctuations on cash and cash equivalents	—	—	—	(3)	—	(3)
Decrease in cash and cash equivalents	—	—	(57)	(218)	—	(275)
Cash and cash equivalents at beginning of period	2	—	118	985	—	1,105
Cash and cash equivalents at end of period	$2	$—	$61	$767	$—	$830

Statement of Cash Flows for the Three Months Ended March 31, 2012

	Parent Companies	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Net cash (used in) provided by operating activities	$(30)	$—	$(4)	$327	$—	$293
Cash flows from investing activities:
Capital expenditures	—	—	(64)	(196)	—	(260)
Proceeds from sale of property/investments	—	—	2	1	—	3
Increase in restricted cash	—	—	—	(4)	—	(4)
Acquisition of minority held shares	—	—	—	(16)	—	(16)
Dividends from equity method investments in excess of earnings	—	—	—	37	—	37
Net cash used in investing activities	—	—	(62)	(178)	—	(240)
Cash flows from financing activities:
Net repayments under other short-term debt agreements	—	—	—	(18)	—	(18)
Dividend payments of consolidated affiliates to minority shareholders	—	—	—	(5)	—	(5)
Net cash used in financing activities	—	—	—	(23)	—	(23)
Effect of exchange rate fluctuations on cash and cash equivalents	—	—	—	19	—	19
(Decrease) increase in cash and cash equivalents	(30)	—	(66)	145	—	49
Cash and cash equivalents at beginning of period	53	—	186	1,124	—	1,363
Cash and cash equivalents at end of period	$23	$—	$120	$1,269	$—	$1,412

19. SEGMENT REPORTING
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
The accounting policies of the segments are the same as those described in Note 2. Significant Accounting Policies, except that the disaggregated financial results for the segments have been prepared using a management approach, which is consistent with the basis and manner in which management internally disaggregates financial information for the purposes of assisting internal operating decisions. Generally, Delphi evaluates performance based on stand-alone segment net income before depreciation and amortization (including long-lived asset and goodwill impairment), interest expense, other income (expense), net, income tax expense, equity income, net of tax, restructuring and other acquisition-related costs (“Adjusted EBITDA”) and accounts for inter-segment sales and transfers as if the sales or transfers were to third parties, at current market prices. Through December 31, 2012, the Company’s management believed that net income before depreciation and amortization (including long-lived asset and goodwill impairment), interest expense, other income (expense), net, income tax expense, equity income, net of tax, (“EBITDA”) was a meaningful measure of performance and it was used by management to analyze Company and stand-alone segment operating performance. Management also used EBITDA for planning and forecasting purposes. Effective January 1, 2013, Delphi’s management began utilizing Adjusted EBITDA as a key performance measure and for planning and forecasting purposes because of our restructuring and other acquisition-related costs. Segment Adjusted EBITDA and EBITDA should not be considered substitutes for results prepared in accordance with U.S. GAAP and should not be considered alternatives to net income attributable to Delphi, which is the most directly comparable financial measure to Adjusted EBITDA and EBITDA that is in accordance with U.S. GAAP. Segment Adjusted EBITDA and EBITDA, as determined and measured by Delphi, should also not be compared to similarly titled measures reported by other companies.
Included below are sales and operating data for Delphi’s segments for the three months ended March 31, 2013 and 2012.

	Electrical/ Electronic Architecture	Powertrain Systems	Electronics and Safety	Thermal Systems	Eliminations and Other (1)	Total
	(in millions)
For the Three Months Ended March 31, 2013:
Net sales	$1,921	$1,107	$693	$360	$(57)	$4,024
EBITDA	$272	$154	$79	$23	$—	$528
Adjusted EBITDA	$285	$162	$90	$25	$—	$562
Depreciation and amortization	$54	$48	$18	$11	$—	$131
Operating income	$218	$106	$61	$12	$—	$397
Equity income	$3	$—	$—	$5	$—	$8
Net income attributable to noncontrolling interest	$10	$8	$—	$4	$—	$22

	Electrical/ Electronic Architecture	Powertrain Systems	Electronics and Safety	Thermal Systems	Eliminations and Other (1)	Total
	(in millions)
For the Three Months Ended March 31, 2012:
Net sales	$1,730	$1,264	$741	$419	$(62)	$4,092
EBITDA	$247	$200	$98	$33	$—	$578
Adjusted EBITDA	$249	$202	$99	$34	$—	$584
Depreciation and amortization	$36	$44	$22	$12	$—	$114
Operating income	$211	$156	$76	$21	$—	$464
Equity income (loss)	$3	$1	$—	$1	$(1)	$4
Net income attributable to noncontrolling interest	$8	$9	$—	$4	$—	$21

(1)	Eliminations and Other includes the elimination of inter-segment transactions.
The reconciliation of Adjusted EBITDA to EBITDA includes restructuring and other acquisition-related costs. The reconciliation of Adjusted EBITDA to net income attributable to Delphi for the three months ended March 31, 2013 and 2012 are as follows:

	Electrical/ Electronic Architecture	Powertrain Systems	Electronics and Safety	Thermal Systems	Eliminations and Other	Total
	(in millions)
For the Three Months Ended March 31, 2013:
Adjusted EBITDA	$285	$162	$90	$25	$—	$562
Restructuring	(11)	(8)	(11)	(2)	—	(32)
Other acquisition-related costs	(2)	—	—	—	—	(2)
EBITDA	$272	$154	$79	$23	$—	$528
Depreciation and amortization	(54)	(48)	(18)	(11)	—	(131)
Operating income	$218	$106	$61	$12	$—	397
Interest expense						(36)
Other expense, net						(34)
Income before income taxes and equity income						327
Income tax expense						(37)
Equity income, net of tax						8
Net income						$298
Net income attributable to noncontrolling interest						22
Net income attributable to Delphi						$276

	Electrical/ Electronic Architecture	Powertrain Systems	Electronics and Safety	Thermal Systems	Eliminations and Other	Total
	(in millions)
For the Three Months Ended March 31, 2012:
Adjusted EBITDA	$249	$202	$99	$34	$—	$584
Restructuring	(2)	(2)	(1)	(1)	—	(6)
EBITDA	$247	$200	$98	$33	$—	$578
Depreciation and amortization	(36)	(44)	(22)	(12)	—	(114)
Operating income	$211	$156	$76	$21	$—	464
Interest expense						(35)
Other income, net						7
Income before income taxes and equity income						436
Income tax expense						(77)
Equity income, net of tax						4
Net income						$363
Net income attributable to noncontrolling interest						21
Net income attributable to Delphi						$342

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
This Quarterly Report on Form 10-Q, including the exhibits being filed as part of this report, as well as other statements made by Delphi Automotive PLC (“Delphi,” the “Company,” “we,” “us” and “our”), contain forward-looking statements that reflect, when made, the Company’s current views with respect to current events and financial performance. Such forward-looking statements are subject to many risks, uncertainties and factors relating to the Company’s operations and business environment, which may cause the actual results of the Company to be materially different from any future results, express or implied, by such forward-looking statements. All statements that address future operating, financial or business performance or the Company’s strategies or expectations are forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “will,” “should,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “projects,” “potential,” “outlook” or “continue,” and other comparable terminology. Factors that could cause actual results to differ materially from these forward-looking statements include, but are not limited to, the following: global economic conditions, including conditions affecting the credit market; the cyclical nature of automotive sales and production; the potential disruptions in the supply of and changes in the competitive environment for raw material integral to the Company’s products; the Company’s ability to maintain contracts that are critical to its operations; the ability of the Company to integrate and realize the benefits of recent acquisitions; the ability of the Company to attract, motivate and/or retain key executives; the ability of the Company to avoid or continue to operate during a strike, or partial work stoppage or slow down by any of its unionized employees or those of its principal customers, and the ability of the Company to attract and retain customers. Additional factors are discussed under the captions “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s filings with the Securities and Exchange Commission, including those set forth in the Company's Annual Report on Form 10-K for fiscal year ended December 31, 2012. New risks and uncertainties arise from time to time, and it is impossible for us to predict these events or how they may affect the Company. It should be remembered that the price of the ordinary shares and any income from them can go down as well as up. Delphi disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events and/or otherwise, except as may be required by law.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following management’s discussion and analysis of financial condition and results of operations (“MD&A”) is intended to help you understand the business operations and financial condition of the Company for the three months ended March 31, 2013. This discussion should be read in conjunction with Item 1. Financial Statements. Our MD&A is presented in seven sections:

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
Delphi's total net sales during the three months ended March 31, 2013 were $4.0 billion, a 2% decrease compared to the same period of 2012. In Europe, economic uncertainties continue to persist, resulting in a reduction in consumer demand for vehicles and further reductions in OEM vehicle production schedules, as well as reduced vehicle content, which in turn adversely affects sales and our results of operations. Although our sales in Europe reflect these continued weak business conditions, and declined 11% in the three months ended March 31, 2013, our overall lean cost structure along with above-market sales growth in the Asia Pacific region, specifically China, as well as incremental sales as a result of the Motorized Vehicle Division (“MVL”) Acquisition in October 2012, enabled us to maintain strong gross margins consistent with the prior year period.
In light of the continued economic uncertainties, particularly in Europe, and as part of our continued efforts to optimize our industry leading cost structure and increase shareholder value, we initiated and committed to approximately $75 million of further restructuring actions, primarily in Europe, during the three months ended March 31, 2013. These restructuring initiatives are in addition to approximately $300 million of restructuring programs initiated during the fourth quarter of 2012, bringing the overall commitments of Delphi's restructuring programs to approximately $375 million. Approximately 80% of the overall restructuring actions are in Europe, and are expected to be substantially completed by early 2014. Approximately $170 million of the total was recognized in the fourth quarter of 2012, with an additional $32 million recognized in the three months ended March 31, 2013. While we continue to operate in a cyclical industry that is impacted by movements in the global economy, we believe our strong balance sheet coupled with our flexible cost structure will position us to capitalize on any strengthening of the global economy and improvements in OEM production volumes.
Trends, Uncertainties and Opportunities
Rate of economic recovery. Our business is directly related to automotive sales and automotive vehicle production by our customers. Automotive sales depend on a number of factors, including economic conditions. Although global automotive vehicle production increased approximately 6% from 2011 to 2012 and is expected to increase by an additional 2% in 2013, economic uncertainties persist in Europe, resulting in reduced consumer demand for vehicles and a decrease in vehicle production in Europe of 5% from 2011 to 2012 with an additional decline of 4% expected from 2012 to 2013. Continued economic weakness in Europe or weakness in North America or Asia could result in a significant reduction in automotive sales and production by our customers, which would have an adverse effect on our business, results of operations and financial condition. Additionally, volatility in oil and gasoline prices negatively impacts consumer confidence and automotive sales, as well as the mix of future sales (from trucks and sport utility vehicles toward smaller, fuel-efficient passenger cars). While our diversified customer and geographic revenue base have well positioned us to withstand the impact of industry downturns and benefit from industry upturns, shifts to vehicles with less content would adversely impact our profitability.
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
Global capabilities. Many OEMs are adopting global vehicle platforms to increase standardization, reduce per unit cost and increase capital efficiency and profitability. As a result, OEMs are selecting suppliers that have the capability to manufacture products on a worldwide basis, as well as the flexibility to adapt to regional variations. Suppliers with global scale and strong design, engineering and manufacturing capabilities, are best positioned to benefit from this trend. Our global footprint enables us to serve the global OEMs on a worldwide basis as we gain market share with the emerging market OEMs. This regional model has largely migrated to service the North American market out of Mexico, the South American market out of Brazil, the European market out of Eastern Europe and North Africa and the Asia Pacific market out of China.
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
Engineering, design & development. Our history and culture of innovation have enabled us to develop significant intellectual property and design and development expertise to provide advanced technology solutions that meet the demands of our customers. We have a team of more than 18,000 scientists, engineers and technicians as of December 31, 2012 focused on developing leading product solutions for our key markets, located at 15 major technical centers in Brazil, China, France, Germany, India, Luxembourg, Mexico, Poland, South Korea, the United Kingdom and the United States. We invest approximately $1.6 billion (which includes approximately $400 million of co-investment by customers and government agencies) annually in research and development, including engineering, to maintain our portfolio of innovative products, and owned/held approximately 7,000 patents and protective rights as of December 31, 2012. We also encourage “open innovation”

and collaborate extensively with peers in the industry, government agencies and academic institutions. Our technology competencies are recognized by both customers and government agencies, who have co-invested approximately $400 million annually in new product development, accelerating the pace of innovation and reducing the risk associated with successful commercialization of technological breakthroughs.
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
We are focused on maintaining a low fixed cost structure that provides us flexibility to remain profitable despite decreases in industry volumes and at all points of the traditional vehicle industry production cycle. We believe that our lean cost structure will allow us to remain profitable at all points of the traditional vehicle industry production cycle. As a result, approximately 92% of our hourly workforce is located in low cost countries. Furthermore, we have substantial operational flexibility by leveraging a large workforce of temporary workers, which represented approximately 28% of the hourly workforce as of March 31, 2013. However, we will continue to adjust our cost structure and manufacturing footprint in response to continued economic uncertainties, as evidenced by the restructuring activities, including the actions related to the integration of MVL, we initiated in the fourth quarter of 2012 and continued in the first quarter of 2013, particularly in Europe, totaling approximately $375 million through early 2014. Assuming constant product mix and pricing, and based on our 2012 results, we estimate that our net income before depreciation and amortization (including long-lived asset and goodwill impairment), interest expense, other income (expense), net, income tax expense and equity income, net of tax (“EBITDA”) breakeven level would be reached if we experienced a 36% downturn to current product volumes.
We have a strong balance sheet with gross debt of approximately $2.5 billion and substantial liquidity of approximately $2.3 billion of cash and cash equivalents and available financing under our Revolving Credit Facility (as defined below in Liquidity and Capital Resources) as of March 31, 2013, and no significant U.S. defined benefit or workforce postretirement health care benefits and employer-paid postretirement basic life insurance benefits (“OPEB”) liabilities. We intend to maintain strong financial discipline targeting industry-leading earnings growth, cash flow generation and return on invested capital and to maintain sufficient liquidity to sustain our financial flexibility throughout the industry cycle.
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
On October 26, 2012, we completed the acquisition of FCI Group's (“FCI”) MVL. MVL is a leading global manufacturer of automotive connection systems with a focus on high-value, leading technology applications. We believe this transaction enhances our position as a leading supplier of automotive electrical/electronic architecture, expands our portfolio of high-growth electronic connectors, further strengthens our premier customer base, enhances our footprint in fast-growing markets, provides significant opportunity to accelerate long-term sales and earnings growth and delivers significant synergies which are expected to expand EBITDA margins. We are integrating MVL into our Electrical/Electronic Architecture segment. Given the timing of the acquisition it is not fully reflected in our 2012 results and impacts comparability to 2013 results.
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
Three Months Ended March 31, 2013 versus Three Months Ended March 31, 2012
The results of operations for the three months ended March 31, 2013 and 2012 were as follows:

	Three Months Ended March 31,
	2013		2012		Favorable/ (unfavorable)
	(dollars in millions)
Net sales	$4,024		$4,092		$(68)
Cost of sales	3,339		3,373		34
Gross margin	685	17.0%	719	17.6%	(34)
Selling, general and administrative	230		228		(2)
Amortization	26		21		(5)
Restructuring	32		6		(26)
Operating income	397		464		(67)
Interest expense	(36)		(35)		(1)
Other (expense) income, net	(34)		7		(41)
Income before income taxes and equity income	327		436		(109)
Income tax expense	(37)		(77)		40
Income before equity income	290		359		(69)
Equity income, net of tax	8		4		4
Net income	298		363		(65)
Net income attributable to noncontrolling interest	22		21		1
Net income attributable to Delphi	$276		$342		$(66)

Total Net Sales
Below is a summary of our total net sales for the three months ended March 31, 2013 versus March 31, 2012.

	Three Months Ended March 31,			Variance Due To:
	2013	2012	Favorable/ (unfavorable)	Volume, net of contractual price reductions	FX	Commodity pass- through	Other	Total
	(in millions)			(in millions)
Total net sales	$4,024	$4,092	$(68)	$(261)	$(17)	$3	$207	$(68)

Total net sales for the three months ended March 31, 2013 decreased 2% compared to the three months ended March 31, 2012. Volumes decreased 5%, primarily as a result of continued OEM production volume reductions in Europe, but were partially offset in Other above by increased sales resulting primarily from the acquisition of MVL in October 2012, net of other divestitures, of approximately $208 million.

Operating Results
The information below summarizes the operating results for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012.

Cost of Sales
Cost of sales is primarily comprised of material, labor, manufacturing overhead, freight, fluctuations in foreign currency exchange rates, product engineering, design and development expenses, depreciation and amortization, warranty costs and other operating expenses. Gross margin is revenue less cost of sales and gross margin percentage is gross margin as a percent of net sales.
Cost of sales decreased $34 million for the three months ended March 31, 2013 compared to the three months ended March 31, 2012, as summarized below.

	Three Months Ended March 31,			Variance Due To:
	2013	2012	Favorable/ (unfavorable)	Volume (a)	FX	Operational performance	Other	Total
	(dollars in millions)			(in millions)
Cost of sales	$3,339	$3,373	$34	$109	$9	$61	$(145)	$34
Gross margin	$685	$719	$(34)	$(152)	$(8)	$61	$65	$(34)
Percentage of net sales	17.0%	17.6%

(a)	Presented net of contractual price reductions for gross margin variance.

The decrease in cost of sales reflects favorable currency impacts resulting from fluctuations in foreign currency exchange rates, operational performance and the following items in Other above:

•	Increased costs of approximately $154 million resulting primarily from the acquisition of MVL in October 2012, net of other divestitures.

Selling, General and Administrative Expense

	Three Months Ended March 31,
	2013	2012	Favorable/ (unfavorable)
	(dollars in millions)
Selling, general and administrative expense	$230	$228	$(2)
Percentage of net sales	5.7%	5.6%

Selling, general and administrative expense (“SG&A”) includes administrative expenses, information technology costs and incentive compensation related costs, and remained essentially flat as a percent of sales during the three months ended March 31, 2013 compared to 2012 due to a reduction in accruals for incentive compensation, offset by costs from the acquisition of MVL in October 2012.

Amortization

	Three Months Ended March 31,
	2013	2012	Favorable/ (unfavorable)
	(in millions)
Amortization	$26	$21	$(5)

Amortization expense reflects the non-cash charge related to definite-lived intangible assets. The increase in amortization during the three months ended March 31, 2013 compared to 2012 resulted primarily from the acquisition of MVL in October 2012. In 2013, we expect to incur incremental, non-cash amortization charges of approximately $20 million, primarily as a result of the MVL acquisition.

Restructuring

	Three Months Ended March 31,
	2013	2012	Favorable/ (unfavorable)
	(dollars in millions)
Restructuring	$32	$6	$(26)
Percentage of net sales	0.8%	0.1%
The increase in restructuring expense is due to the initiation of various restructuring actions, primarily in Europe, in response to lower OEM production volumes in Europe and continued economic uncertainties. The restructuring actions include workforce reductions, as well as plant closures, and are expected to be substantially completed by early 2014.
Refer to Note 7. Restructuring to the consolidated financial statements for additional information.

Interest Expense

	Three Months Ended March 31,
	2013	2012	Favorable/ (unfavorable)
	(in millions)
Interest expense	$36	$35	$(1)

Interest expense for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012 was essentially flat.
Refer to Note 8. Debt, to the consolidated financial statements for additional information.

Other Income, net

	Three Months Ended March 31,
	2013	2012	Favorable/ (unfavorable)
	(in millions)
Other (expense) income, net	$(34)	$7	$(41)

The decrease in other income, net is a result of Delphi amending its Credit Agreement and repaying the entire balance of the Tranche B Term Loan from the Original Credit Agreement, resulting in a loss on extinguishment of debt of $39 million.

Refer to Note 15. Other income, net and Note 8. Debt to the consolidated financial statements included herein for additional information.

Income Taxes

	Three Months Ended March 31,
	2013	2012	Favorable/ (unfavorable)
	(in millions)
Income tax expense	$37	$77	$40

The Company’s tax rate is affected by the tax rates in the jurisdictions in which the Company operates, the relative amount of income earned by jurisdiction, jurisdictions with a statutory tax rate less than the U.S. rate of 35% and the relative amount of losses or income for which no tax benefit or expense was recognized due to a valuation allowance. The Company's geographic income mix was favorably impacted in 2013, as compared to 2012, primarily due to underlying business results and tax planning initiatives.
The effective tax rate was 11% and 18% for the three months ended March 31, 2013 and 2012, respectively. The American Taxpayer Relief Act of 2012 was enacted on January 2, 2013 which retroactively reinstates expired tax provisions known as tax extenders including the research and development tax credit. The income tax accounting effect, including any retroactive effect, of a tax law change is accounted for in the period of enactment, which in this case is the first quarter of 2013. As a result, the effective tax rate for the three months ended March 31, 2013 was impacted by a benefit of approximately $22 million related to the 2012 research and development credit. The effective tax rate in the three months ended March 31, 2012 was impacted by a reduction of $22 million in tax reserves due to resolution of open issues with tax authorities and a reduction of $11 million in withholding tax expense due to tax planning actions.

Equity Income

	Three Months Ended March 31,
	2013	2012	Favorable/ (unfavorable)
	(in millions)
Equity income, net of tax	$8	$4	$4

Equity income, net of tax reflects Delphi’s interest in the results of ongoing operations of entities accounted for as equity-method investments. Equity income increased during the three months ended March 31, 2013 as compared to the three months ended March 31, 2012 primarily due to improved performance of our Korean joint ventures.
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

Through December 31, 2012, we evaluated performance based on stand-alone segment EBITDA and accounted for inter-segment sales and transfers as if the sales or transfers were to third parties, at current market prices. Our management believed that EBITDA was a meaningful measure of performance and it was used by management to analyze Company and stand-alone segment operating performance. Management also used EBITDA for planning and forecasting purposes. Effective January 1, 2013, our management began utilizing segment Adjusted EBITDA as a key performance measure because of our significant restructuring and other acquisition-related costs. Segment Adjusted EBITDA and EBITDA should not be considered substitutes for results prepared in accordance with U.S. GAAP and should not be considered alternatives to net income attributable to Delphi, which is the most directly comparable financial measure to Adjusted EBITDA and EBITDA that is in accordance with U.S. GAAP. Segment Adjusted EBITDA and EBITDA, as determined and measured by Delphi, should also not be compared to similarly titled measures reported by other companies.
The reconciliation of Adjusted EBITDA to EBITDA includes restructuring and other acquisition-related costs. The reconciliation of Adjusted EBITDA to net income attributable to Delphi for the three months ended March 31, 2013 and 2012 are as follows:

	Electrical/ Electronic Architecture	Powertrain Systems	Electronics and Safety	Thermal Systems	Eliminations and Other	Total
	(in millions)
For the Three Months Ended March 31, 2013:
Adjusted EBITDA	$285	$162	$90	$25	$—	$562
Restructuring	(11)	(8)	(11)	(2)	—	(32)
Other acquisition-related costs	(2)	—	—	—	—	(2)
EBITDA	$272	$154	$79	$23	$—	$528
Depreciation and amortization	(54)	(48)	(18)	(11)	—	(131)
Operating income	$218	$106	$61	$12	$—	397
Interest expense						(36)
Other expense, net						(34)
Income before income taxes and equity income						327
Income tax expense						(37)
Equity income, net of tax						8
Net income						$298
Net income attributable to noncontrolling interest						22
Net income attributable to Delphi						$276

	Electrical/ Electronic Architecture	Powertrain Systems	Electronics and Safety	Thermal Systems	Eliminations and Other	Total
	(in millions)
For the Three Months Ended March 31, 2012:
Adjusted EBITDA	$249	$202	$99	$34	$—	$584
Restructuring	(2)	(2)	(1)	(1)	—	(6)
EBITDA	$247	$200	$98	$33	$—	$578
Depreciation and amortization	(36)	(44)	(22)	(12)	—	(114)
Operating income	$211	$156	$76	$21	$—	464
Interest expense						(35)
Other income, net						7
Income before income taxes and equity income						436
Income tax expense						(77)
Equity income, net of tax						4
Net income						$363
Net income attributable to noncontrolling interest						21
Net income attributable to Delphi						$342
Net sales, gross margin as a percentage of net sales and Adjusted EBITDA by segment for the three months ended March 31, 2013 and 2012 are as follows:
Net Sales by Segment

	Three Months Ended March 31,			Variance Due To:
	2013	2012	Favorable/ (unfavorable)	Volume, net of contractual price reductions	FX	Commodity Pass-through	Other	Total
	(in millions)			(in millions)
Electrical/Electronic Architecture	$1,921	$1,730	$191	$(24)	$(11)	$3	$223	$191
Powertrain Systems	1,107	1,264	(157)	(152)	(4)	—	(1)	(157)
Electronics and Safety	693	741	(48)	(50)	2	—	—	(48)
Thermal Systems	360	419	(59)	(34)	(4)	—	(21)	(59)
Eliminations and Other	(57)	(62)	5	(1)	—	—	6	5
Total	$4,024	$4,092	$(68)	$(261)	$(17)	$3	$207	$(68)
Included in Other above are increased sales of approximately $208 million related to the net impact of acquisitions and divestitures.
Gross Margin Percentage by Segment

	Three Months Ended March 31,
	2013	2012
Electrical/Electronic Architecture	17.8%	17.6%
Powertrain Systems	18.0%	19.6%
Electronics and Safety	16.0%	16.3%
Thermal Systems	9.2%	11.0%
Eliminations and Other	—%	—%
Total	17.0%	17.6%

Adjusted EBITDA by Segment

	Three Months Ended March 31,			Variance Due To:
	2013	2012	Favorable/ (unfavorable)	Volume, net of contractual price reductions	Operational performance	Other	Total
	(in millions)			(in millions)
Electrical/Electronic Architecture	$285	$249	$36	$(31)	$25	$42	$36
Powertrain Systems	162	202	(40)	(74)	10	24	(40)
Electronics and Safety	90	99	(9)	(36)	22	5	(9)
Thermal Systems	25	34	(9)	(11)	4	(2)	(9)
Eliminations and Other	—	—	—	1	—	(1)	—
Total	$562	$584	$(22)	$(151)	$61	$68	$(22)
As noted in the table above, Adjusted EBITDA for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012 was impacted by volume and contractual price reductions including product mix and operational performance improvements, as well as the following items included in Other in the table above:

•	$7 million of decrease due to fluctuations in foreign currency exchange rates; and

•	$48 million due to acquisitions/divestitures primarily related to the October 2012 MVL acquisition.
Liquidity and Capital Resources
Overview of Capital Structure
Our liquidity requirements are primarily to fund our business operations, including capital expenditures and working capital requirements, as well as to fund debt service requirements, operational restructuring activities, and dividends on share capital. Our primary sources of liquidity are cash flows from operations, our existing cash balance, and as necessary, borrowings under available credit facilities. To the extent we generate discretionary cash flow we may consider using this additional cash flow for optional prepayments of existing indebtedness, strategic acquisitions, additional share repurchases, and/or general corporate purposes. We will also continually explore ways to enhance our capital structure.
As of March 31, 2013, we had cash and cash equivalents of $0.8 billion and net debt (defined as outstanding debt less cash and cash equivalents) of $1.6 billion. We also have access to additional liquidity pursuant to the terms of the $1.5 billion Revolving Credit Facility as described below. We expect existing cash, available liquidity and cash flows from operations to continue to be sufficient to fund our global operating activities, including restructuring payments, any mandatory payments required under the Credit Agreement as described below, and capital expenditures. We also continue to expect to be able to move funds between different countries to manage our global liquidity needs without material adverse tax implications, subject to current monetary policies and to the terms of the Credit Agreement. Based on this, we believe we possess sufficient liquidity to fund our operations and capital investments in 2013 and beyond.
Share Repurchases and Dividends from Equity Investees
In January 2012, the Board of Directors authorized a share repurchase program of up to $300 million of ordinary shares. The program was scheduled to terminate on the earlier of December 31, 2012 or when the Company attained $300 million of ordinary share repurchases, which was fully satisfied in September 2012. Subsequently, in September 2012, the Board of Directors authorized a new share repurchase program of up to $750 million of ordinary shares. This program will terminate when the Company attains $750 million of ordinary shares repurchases and provides for share repurchases in the open market or in privately negotiated transactions, depending on share price, market conditions and other factors, as determined by the Company. During the three months ended March 31, 2013, Delphi repurchased 2,850,000 shares at an average price of $42.79, which totaled approximately $122 million. Approximately $525 million of share repurchases remain available under the program adopted in September 2012. All repurchased shares were retired.
During the three months ended March 31, 2013, Delphi received a dividend of $9 million from one of its equity method investments. The dividend was recognized as a reduction to the investment and represented a return on investment included in cash flows from operating activities. During the three months ended March 31, 2012, Delphi received a dividend of $62 million from another one of its equity method investments. The dividend was recognized as a reduction to the investment with $25 million representing a return on investment included in cash flows from operating activities and $37 million representing a return of capital investment and included in cash flows from investing activities.

Dividends to Holders of Ordinary Shares
On February 26, 2013, the Board of Directors approved the initiation of dividend payments on its ordinary shares and declared a regular quarterly cash dividend of $0.17 per ordinary share to shareholders of record at the close of business on March 15, 2013. On March 27, 2013, $53 million was paid to shareholders of record as of March 15, 2013. In addition, in April 2013, the Board of Directors declared a quarterly cash dividend of $0.17 per ordinary share, payable on May 30, 2013 to shareholders of record at the close of business on May 15, 2013.
Credit Agreement
In March 2011, in conjunction with the redemption of membership interests from Class A and Class C membership interest holders, Delphi Corporation (the “Issuer”), a wholly-owned U.S. subsidiary of Delphi Automotive LLP, entered into a credit agreement with JPMorgan Chase Bank, N.A., as lead arranger and administrative agent, with respect to $3.0 billion in senior secured credit facilities (the “Original Credit Agreement”). The Original Credit Agreement was amended and restated on each of May 17, 2011, September 14, 2012 (as so amended and restated, the “2012 Credit Agreement”) and March 1, 2013. (The Original Credit Agreement and each amendment and restatement of the Original Credit Agreement are individually and collectively referred to herein as the “Credit Agreement”). The Original Credit Agreement provided for a senior secured 5-year term loan in an original amount of $258 million (the “Original Tranche A Term Loan” and, as subsequently modified from time to time, the “Tranche A Term Loan”), a senior secured 6-year term loan in an original amount of $950 million (the “Tranche B Term Loan”), and a $500 million revolving credit facility (as subsequently modified from time to time, the “Revolving Credit Facility”). Under the 2012 Credit Agreement, the Company increased the Revolving Credit Facility to $1.3 billion and the Original Tranche A Term Loan to $574 million. As a result of prior payments on the Tranche A Term Loan, the Company received incremental proceeds of $363 million under the 2012 Credit Agreement, which was used to pay a portion of the cost of acquiring MVL. On March 1, 2013, following the senior unsecured note issuance in February 2013 (as more fully described below), the Tranche B Term Loan was fully repaid, the Tranche A Term Loan was increased to $575 million, the Revolving Credit Facility was increased to $1.5 billion, and the terms of the Tranche A Term Loan and the Revolving Credit Facility were extended to March 1, 2018. These resulted in the recognition of a loss on debt extinguishment of $39 million during the three months ended March 31, 2013. Approximately $14 million in issuance costs were paid in conjunction with the March 2013 amendment. Unamortized debt issuance costs associated with the Tranche A Term Loan and Revolving Credit Facility of $32 million are being amortized over the term of the Credit Agreement, as extended pursuant to the March 1, 2013 amendment. At March 31, 2013 the Revolving Credit Facility was undrawn and Delphi had approximately $11 million in letters of credit issued under the Credit Agreement. The maximum amount drawn under the Revolving Credit Facility during the three months ended March 31, 2013 to manage intra-month working capital needs was $185 million. Letters of credit issued under the Credit Agreement reduce availability under the Revolving Credit Facility.
Loans under the Credit Agreement bear interest, at the Issuer’s option, at either (a) the Administrative Agent’s Alternate Base Rate (“ABR” as defined in the Credit Agreement) or (b) the London Interbank Offered Rate (“Adjusted LIBO Rate” as defined in the Credit Agreement) (“LIBOR”) plus in either case a percentage per annum as set forth in the table below (the “Applicable Rate”). The Tranche B Term Loan had a LIBOR floor of 1.00%. A comparison of the Applicable Rates under the 2012 Credit Agreement and current Credit Agreement is set forth below:

	Credit Agreement (March 31, 2013)		2012 Credit Agreement (December 31, 2012)
	LIBOR plus	ABR plus	LIBOR plus	ABR plus
Revolving Credit Facility	1.50%	0.50%	2.00%	1.00%
Tranche A Term Loan	1.50%	0.50%	2.00%	1.00%
Tranche B Term Loan	N/A	N/A	2.50%	1.50%
The Applicable Rate under the Credit Agreement may increase or decrease from time to time based on changes in credit ratings with the minimum interest level of 1.00% and maximum level of 2.25%. Accordingly, the interest rate will fluctuate during the term of the Credit Agreement based on changes in the ABR, LIBOR or future changes in our corporate credit ratings. The Credit Agreement also requires that the Issuer pay certain commitment fees on the unused portion of the Revolving Credit Facility and certain letter of credit issuance and fronting fees.
The interest rate period with respect to LIBOR interest rate options can be set at one-, two-, three-, or six-months as selected by the Issuer in accordance with the terms of the Credit Agreement (or other period as may be agreed by the applicable lenders), but payable no less than quarterly. The Issuer may elect to change the selected interest rate in accordance with the provisions of the Credit Agreement. As of March 31, 2013, the Issuer selected the one-month LIBOR interest rate option, as detailed in the table below, and the amounts outstanding, and rates effective as of March 31, 2013 were based on Delphi’s current credit rating and applicable margin for the Credit Agreement:

		Borrowings as of	Rates effective as of
	LIBOR plus	March 31, 2013	March 31, 2013
Revolving Credit Facility	1.50%	$—	—%
Tranche A Term Loan	1.50%	575	1.75%
The Issuer is obligated to make quarterly principal payments throughout the term of the Tranche A Term Loan according to the amortization schedule in the Credit Agreement. This also applied to the Tranche B Term Loan prior to its payoff in March 2013. Borrowings under the Credit Agreement are prepayable at the Issuer's option without premium or penalty. The Credit Agreement also contains certain mandatory prepayment provisions in the event the Company receives net cash proceeds from any asset sale or casualty event. No mandatory prepayments, under these provisions, have been made or are due through March 31, 2013.
The Credit Agreement contains certain covenants that limit, among other things, the Company’s (and the Company’s subsidiaries’) ability to incur additional indebtedness or liens, to dispose of assets, to make certain investments, to prepay certain indebtedness and to pay dividends, or to make other distributions or redemptions/repurchases, in respect of the Company’s equity interests. In addition, the Credit Agreement requires that the Company maintain a consolidated leverage ratio (the ratio of Consolidated Total Indebtedness to Consolidated EBITDA, each as defined in the Credit Agreement) of less than 2.75 to 1.0. The Credit Agreement also contains events of default customary for financings of this type. The Company was in compliance with the Credit Agreement covenants as of March 31, 2013. At any time that Delphi Automotive PLC and Delphi Corporation have received investment grade credit ratings as specified in the Credit Agreement and other conditions in the Credit Agreement are met, all security interests on the collateral will be released, subject to potential reinstatement if the investment grade condition ceases to be satisfied. In addition, certain covenants shall not apply after Delphi Automotive PLC and Delphi Corporation have received investment grade credit ratings as specified in the Credit Agreement and no default has occurred or is continuing, provided that such covenants may be reinstated if the investment grade condition ceases to be satisfied.
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
Senior Notes
On May 17, 2011, Delphi Corporation issued $500 million of 5.875% senior unsecured notes due 2019 and $500 million of 6.125% senior unsecured notes due 2021 (the “2011 Senior Notes”) in a transaction exempt from registration under Rule 144A and Regulation S of the Securities Act of 1933 (the “Securities Act”). Delphi paid approximately $23 million of debt issuance costs in connection with the 2011 Senior Notes. The net proceeds of approximately $1 billion as well as cash on hand were used to pay down amounts outstanding under the Original Credit Agreement. In May 2012, Delphi Corporation exchanged all of the 2011 Senior Notes for registered notes (“New Senior Notes”) with terms identical in all material respects to the terms of the 2011 Senior Notes, except that the New Senior Notes are registered under the Securities Act, and the transfer restrictions and registration rights relating to the 2011 Senior Notes no longer apply. No proceeds were received by Delphi Corporation as a result of the exchange. Interest is payable semi-annually on May 15 and November 15 of each year to holders of record at the close of business on May 1 or November 1 immediately preceding the interest payment date.
The indenture governing the New Senior Notes limits, among other things, Delphi’s (and Delphi’s subsidiaries’) ability to incur additional indebtedness or liens, dispose of assets, make certain restricted payments or investments, enter into transactions with affiliates and merge with or into other entities. As of March 31, 2013, the Company was in compliance with the provisions of the New Senior Notes.
On February 14, 2013, Delphi Corporation issued $800 million of 5.00% senior unsecured notes due 2023 (the “2013 Senior Notes”) in a transaction registered under the Securities Act. The proceeds were primarily utilized to prepay our term loan indebtedness under our 2012 Credit Agreement. Delphi paid approximately $12 million of issuance costs in connection with the 2013 Senior Notes. Interest is payable semi-annually on February 15 and August 15 of each year to holders of record at the close of business on February 1 or August 1 immediately preceding the interest payment date.
The indenture governing the 2013 Senior Notes limits, among other things, Delphi’s (and Delphi’s subsidiaries’) ability to incur liens, enter into sale and leaseback transactions and merge with or into other entities. As of March 31, 2013, the Company was in compliance with the provisions of the 2013 Senior Notes.

The senior notes are fully and unconditionally guaranteed, jointly and severally, by Delphi Automotive PLC and certain of its existing and future subsidiaries.
Other Financing
Accounts receivable factoring—Various accounts receivable factoring facilities are maintained in Europe and are accounted for as short-term debt. These uncommitted factoring facilities are available through various financial institutions. As of March 31, 2013 and December 31, 2012, $17 million and $19 million, respectively, were outstanding under these accounts receivable factoring facilities.
Capital leases and other—As of March 31, 2013 and December 31, 2012, approximately $86 million and approximately $106 million, respectively, of other debt issued by certain non-U.S. subsidiaries and capital lease obligations were outstanding.
U.S. Federal Government Programs—Delphi has numerous technology and manufacturing development programs that are competitively awarded from agencies of the U.S. Federal Government. These programs are from the U.S. Department of Transportation (“DOT”), the U.S. Department of Energy (“DOE”), and the U.S. Department of Defense (“DoD”). We received approximately $3 million from these Federal agencies in the three months ended March 31, 2013 for work performed. These programs supplement our internal research and development funds and directly support our product focus of Safe, Green and Connected. During the three months ended March 31, 2013, we continued to pursue many technology development programs by bidding on competitively procured programs from DOT, DOE and DoD. Some of these programs were bid with us being the lead or “Prime Contractor”, and some were bid with us as a “Subrecipient” to the Prime Contractor.
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
Operating Activities. Net cash provided by operating activities totaled $149 million and $293 million for the three months ended March 31, 2013 and 2012, respectively. The $144 million decrease primarily reflects lower earnings and the timing of accrued amounts related to the VCP, the final amount of which was paid out in its entirety during the three months ended March 31, 2013. Cash flow from operating activities for the three months ended March 31, 2013 consisted of net earnings of $298 million increased by $170 million for non-cash charges for depreciation and amortization and extinguishment of debt, partially offset by $352 million related to changes in operating assets and liabilities, net of restructuring and pension contributions. Cash flow from operating activities for the three months ended March 31, 2012 consisted of net earnings of $363 million increased by $114 million for non-cash charges for depreciation and amortization, partially offset by $231 million related to changes in operating assets and liabilities, net of restructuring and pension contributions.
Investing Activities. Net cash used in investing activities totaled $205 million and $240 million for the years ended March 31, 2013 and 2012, respectively. The decrease is primarily due to the decrease in capital expenditures of $47 million.
Financing Activities. Net cash used in financing activities totaled $216 million and $23 million for the three months ended March 31, 2013 and 2012, respectively. The increase in net cash used in financing activities during the three months ended March 31, 2013 compared to the three months ended March 31, 2012 is primarily due to the use of $122 million of cash on hand to repurchase 2,850,000 ordinary shares and the $53 million payment of cash dividends on Delphi's ordinary shares. Additionally, the net proceeds of approximately $790 million received from the issuance of the 5.00% senior unsecured notes due in 2023 were used in conjunction with the amendment of the 2012 Credit Agreement to pay off in its entirety the $773 million of the Tranche B Term Loan.
Off-Balance Sheet Arrangements
We do not engage in any off-balance sheet financial arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contingencies and Environmental Matters
The information concerning contingencies, including environmental contingencies and the amount currently held in reserve for environmental matters, contained in Note 10. Commitments and Contingencies, to the unaudited consolidated financial statements included in Part I, Item 1 of this report is incorporated herein by reference.

Recently Issued Accounting Pronouncements
The information concerning recently issued accounting pronouncements contained in Note 2. Significant Accounting Policies, to the unaudited consolidated financial statements included in Part 1, Item 1 of this report is incorporated herein by reference.

Critical Accounting Estimates
There have been no significant changes in our critical accounting estimates during the three months ended March 31, 2013.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes to the information concerning our exposures to market risk as stated in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

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
As of March 31, 2013, the Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated, for disclosure purposes, changes to the Company’s internal control over financial reporting that occurred during the three months ended March 31, 2013 that have materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting. As noted in our Annual Report on Form 10-K, management has excluded the acquired operations of the Motorized Vehicle Division of FCI (“MVL”) from its assessment of the effectiveness of the Company's internal control over financial reporting as MVL was acquired during the fourth quarter of 2012. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective to provide reasonable assurance that the desired control objectives were achieved as of March 31, 2013.
Changes in Internal Control over Financial Reporting
There were no material changes in the Company’s internal controls over financial reporting during the three months ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II
ITEM 1. LEGAL PROCEEDINGS
We are from time to time subject to various actions, claims, suits, government investigations, and other proceedings incidental to our business, including those arising out of alleged defects, breach of contracts, competition and antitrust matters, product warranties, intellectual property matters, personal injury claims and employment-related matters. For a description of risks related to various legal proceedings and claims, see Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2012. For a description of our outstanding material legal proceedings, see Note 10. Commitments and Contingencies to the unaudited consolidated financial statements included in this report.

ITEM 1A. RISK FACTORS
There have been no material changes in risk factors for the Company in the period covered by this report. For information regarding factors that could affect the Company’s results of operations, financial condition and liquidity, see the risk factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
A summary of our ordinary shares repurchased during the three months ended March 31, 2013, is shown below:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (in millions) (3)
January 1, 2013 to January 31, 2013	—	$—	—	$647
February 1, 2013 to February 28, 2013	—	—	—	647
March 1, 2013 to March 31, 2013	2,850,000	42.79	2,850,000	525
Total	2,850,000	42.79	2,850,000

(1)
The total number of shares purchased under Board authorized plans are described below. The number of shares purchased excludes the 78,692 shares granted for vested RSUs during the three months ended March 31, 2013 that were withheld to cover withholding taxes.

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

ITEM 5. OTHER INFORMATION
Item 5.07 Submission of Matters to a Vote of Security Holders.
The Company’s Annual Meeting of Shareholders was held on April 25, 2013. The matters that were voted on at the meeting, and the final voting results as to each such matter, are set forth below.
1. The Company’s shareholders elected for one-year terms the eleven persons nominated for election as directors as set forth in the Company’s proxy statement dated March 11, 2013.

Nominee	For	Against	Abstain	Broker Non-Votes
Gary L. Cowger	279,525,379	323,034	1,581,675	3,757,465
Nicholas M. Donofrio	279,559,515	289,096	1,581,477	3,757,465
Mark P. Frissora	276,698,761	3,149,850	1,581,477	3,757,465
Rajiv L. Gupta	277,379,021	2,469,851	1,581,216	3,757,465
John A. Krol	278,805,457	1,043,128	1,581,503	3,757,465
J. Randall MacDonald	278,826,742	1,021,869	1,581,477	3,757,465
Sean O. Mahoney	279,529,151	319,571	1,581,366	3,757,465
Rodney O'Neal	279,265,291	583,453	1,581,344	3,757,465
Thomas W. Sidlik	279,520,184	328,577	1,581,327	3,757,465
Bernd Wiedemann	279,528,632	320,129	1,581,327	3,757,465
Lawrence A. Zimmerman	278,142,363	1,705,873	1,581,852	3,757,465

2. The Company's shareholders voted upon and approved the re-appointment of Ernst & Young LLP (“E&Y”) as the auditors of the Company, ratified the appointment of E&Y to serve as the Company's independent registered public accounting firm and authorized directors to determine the fees paid to E&Y.

For	Against	Abstain
282,481,407	1,027,011	1,679,135
There were no broker non-votes with respect to this proposal.

3. Advisory vote to approve the compensation of the Company’s named executive officers:

For	Against	Abstain	Broker Non-Votes
277,964,536	1,822,971	1,642,109	3,757,937

ITEM 6.    EXHIBITS

Exhibit Number	Description
4.1
Senior Notes Indenture, dated as of February 14, 2013, among Delphi Corporation, the guarantors named therein, Wilmington Trust, National Association, as Trustee, and Deutsche Bank Trust Company Americas, as Registrar, Paying Agent and Authenticating Agent (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of the Company filed with the SEC on February 14, 2013).

4.2
Supplemental Indenture, dated as of February 14, 2013, among Delphi Corporation, the guarantors named therein, Wilmington Trust, National Association, as Trustee, and Deutsche Bank Trust Company Americas, as Registrar, Paying Agent and Authenticating Agent (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K of the Company filed with the SEC on February 14, 2013).

10.1
Restatement Agreement to Amended and Restated Credit Agreement dated as of March 1, 2013, among Delphi Corporation, Delphi Automotive PLC, Delphi Automotive LLP, Delphi Automotive Holdings US Limited, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company filed with the SEC on March 1, 2013).

10.2	Form of Officer RSU Award Agreement pursuant to the Delphi Automotive PLC Long Term Incentive Plan*+
10.3	Form of CEO RSU Award Agreement pursuant to the Delphi Automotive PLC Long Term Incentive Plan*+
10.4	Form of Officer RSU Award Agreement (including Continuity Incentive RSU Award) pursuant to the Delphi Automotive PLC Long Term Incentive Plan*+
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer*
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	XBRL Instance Document#
101.SCH	XBRL Taxonomy Extension Schema Document#
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document#
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document#
101.LAB	XBRL Taxonomy Extension Label Linkbase Document#
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document#
* Filed herewith.
# Filed electronically with the Report.
+ Management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DELPHI AUTOMOTIVE PLC

/s/ Kevin P. Clark
By: Kevin P. Clark
Executive Vice President and
Chief Financial Officer
Dated: May 1, 2013