Form 10-Q
period 2013-06-30
Delphi Automotive PLC
filed 2013-07-31
CIK 1521332

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________________________________________________
FORM 10-Q
__________________________________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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
The number of the registrant’s ordinary shares outstanding, $0.01 par value per share as of July 26, 2013, was 310,200,000.

DELPHI AUTOMOTIVE PLC

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
DELPHI AUTOMOTIVE PLC
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in millions, except per share amounts)
Net sales	$4,240	$3,997	$8,264	$8,089
Operating expenses:
Cost of sales	3,464	3,272	6,803	6,645
Selling, general and administrative	241	230	471	458
Amortization	26	19	52	40
Restructuring (Note 7)	26	8	58	14
Total operating expenses	3,757	3,529	7,384	7,157
Operating income	483	468	880	932
Interest expense	(36)	(33)	(72)	(68)
Other income (expense), net (Note 16)	5	5	(29)	12
Income before income taxes and equity income	452	440	779	876
Income tax expense	(73)	(98)	(110)	(175)
Income before equity income	379	342	669	701
Equity income, net of tax	10	8	18	12
Net income	389	350	687	713
Net income attributable to noncontrolling interest	22	20	44	41
Net income attributable to Delphi	$367	$330	$643	$672
Basic net income per share:
Basic net income per share attributable to Delphi	$1.18	$1.01	$2.05	$2.05
Weighted average number of basic shares outstanding	311.93	325.87	313.30	327.06
Diluted net income per share:
Diluted net income per share attributable to Delphi	$1.17	$1.01	$2.05	$2.05
Weighted average number of diluted shares outstanding	312.69	326.14	314.02	327.30

Cash dividends declared per share	$0.17	$—	$0.34	$—

See notes to consolidated financial statements.

DELPHI AUTOMOTIVE PLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in millions)
Net income	$389	$350	$687	$713
Other comprehensive (loss) income:
Currency translation adjustments	(39)	(151)	(117)	(73)
Net change in unrecognized (loss) gain on derivative instruments, net of tax (Note 14)	(45)	(15)	(39)	36
Employee benefit plans adjustment, net of tax	(1)	(1)	16	(1)
Other comprehensive (loss) income	(85)	(167)	(140)	(38)
Comprehensive income	304	183	547	675
Comprehensive income attributable to noncontrolling interests	22	18	44	40
Comprehensive income attributable to Delphi	$282	$165	$503	$635

See notes to consolidated financial statements.

DELPHI AUTOMOTIVE PLC
CONSOLIDATED BALANCE SHEETS

	June 30, 2013	December 31,
	(Unaudited)	2012
	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$1,001	$1,105
Restricted cash	5	8
Accounts receivable, net	2,868	2,425
Inventories (Note 3)	1,162	1,066
Other current assets (Note 4)	597	623
Total current assets	5,633	5,227
Long-term assets:
Property, net	2,875	2,860
Investments in affiliates	208	231
Intangible assets, net (Note 2)	757	803
Goodwill (Note 2)	467	473
Other long-term assets (Note 4)	611	582
Total long-term assets	4,918	4,949
Total assets	$10,551	$10,176
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt (Note 8)	$59	$140
Accounts payable	2,501	2,278
Accrued liabilities (Note 5)	1,249	1,241
Total current liabilities	3,809	3,659
Long-term liabilities:
Long-term debt (Note 8)	2,367	2,324
Pension benefit obligations	888	929
Other long-term liabilities (Note 5)	445	434
Total long-term liabilities	3,700	3,687
Total liabilities	7,509	7,346
Commitments and contingencies (Note 10)
Shareholders’ equity:
Preferred shares, $0.01 par value per share, 50,000,000 shares authorized, none issued and outstanding	—	—
Ordinary shares, $0.01 par value per share, 1,200,000,000 shares authorized, 310,200,000 and 315,299,183 issued and outstanding as of June 30, 2013 and December 31, 2012, respectively	3	3
Additional paid-in-capital	1,718	1,723
Retained earnings	1,177	856
Accumulated other comprehensive loss	(377)	(237)
Total Delphi shareholders’ equity	2,521	2,345
Noncontrolling interest	521	485
Total shareholders’ equity	3,042	2,830
Total liabilities and shareholders’ equity	$10,551	$10,176

See notes to consolidated financial statements.

DELPHI AUTOMOTIVE PLC
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
	2013	2012
	(in millions)
Cash flows from operating activities:
Net income	$687	$713
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	211	187
Amortization	52	40
Amortization of deferred issuance costs	6	8
Restructuring expense, net of cash paid	(17)	(29)
Deferred income taxes	3	7
Pension and other postretirement benefit expenses	42	33
Income from equity method investments, net of dividends received	2	13
Loss (gain) on investments and extinguishment of debt	38	(4)
Share-based compensation	24	12
Changes in operating assets and liabilities:
Accounts receivable, net	(443)	(186)
Inventories	(96)	(57)
Other assets	2	13
Accounts payable	296	79
Accrued and other long-term liabilities	(31)	(42)
Other, net	(63)	(7)
Pension contributions	(41)	(26)
Net cash provided by operating activities	672	754
Cash flows from investing activities:
Capital expenditures	(336)	(400)
Proceeds from sale of property / investments	4	16
Cost of acquisitions, net of cash acquired	2	—
Decrease (increase) in restricted cash	3	(3)
Acquisition of minority held shares	—	(16)
Dividends from equity method investments in excess of earnings	—	37
Net cash used in investing activities	(327)	(366)
Cash flows from financing activities:
Net repayments under other short-term debt agreements	(74)	(38)
Proceeds from issuance of senior secured term loans, net of issuance costs	560	—
Repayment under long-term debt agreements	(1,346)	—
Proceeds from issuance of senior notes, net of issuance costs	788	—
Dividend payments of consolidated affiliates to minority shareholders	(8)	(5)
Repurchase of ordinary shares	(240)	(150)
Distribution of cash dividends	(106)	—
Taxes withheld and paid on employees' restricted share awards	(14)	—
Net cash used in financing activities	(440)	(193)
Effect of exchange rate fluctuations on cash and cash equivalents	(9)	(35)
(Decrease) increase in cash and cash equivalents	(104)	160
Cash and cash equivalents at beginning of the period	1,105	1,363
Cash and cash equivalents at end of the period	$1,001	$1,523
See notes to consolidated financial statements.

DELPHI AUTOMOTIVE PLC
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (Unaudited)

	Ordinary Shares
	Number of Shares	Amount	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Delphi Shareholders’ Equity	Noncontrolling Interest	Total Shareholders’ Equity
	(in millions)
Balance at January 1, 2013	315	$3	$1,723	$856	$(237)	$2,345	$485	$2,830
Net income	—	—	—	643	—	643	44	687
Other comprehensive loss	—	—	—	—	(140)	(140)	—	(140)
Dividends on ordinary shares	—	—	2	(108)	—	(106)	—	(106)
Dividend payments of consolidated affiliates to minority shareholders	—	—	—	—	—	—	(8)	(8)
Taxes withheld on employees' restricted share award vestings	—	—	(3)	—	—	(3)	—	(3)
Repurchase of ordinary shares	(5)	—	(28)	(214)	—	(242)	—	(242)
Share based compensation	—	—	24	—	—	24	—	24
Balance at June 30, 2013	310	$3	$1,718	$1,177	$(377)	$2,521	$521	$3,042

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
During the three and six months ended June 30, 2013, Delphi received dividends of $11 million and $20 million from two of its equity method investments, respectively. The dividends were recognized as a reduction to the investment and represented a return on investment included in cash flows from operating activities. During the six months ended June 30, 2012, Delphi received a dividend of $62 million from one of its equity method investments. The dividend was recognized as a reduction to the investment with $25 million representing a return on investment included in cash flows from operating activities and $37 million representing a return of capital investment and included in cash flows from investing activities.
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
Intangible Assets—Intangible assets were $757 million and $803 million as of June 30, 2013 and December 31, 2012, respectively. Delphi amortizes definite-lived intangible assets over their estimated useful lives. Delphi has definite-lived intangible assets related to patents and developed technology, customer relationships, trade names and in-process research and development. Delphi does not amortize indefinite-lived in-process research and development, but tests for impairment annually, or more frequently when indicators of potential impairment exist. Costs to renew or extend the term of acquired intangible assets are recognized as expense as incurred. Amortization expense was $26 million and $52 million for the three and six months ended June 30, 2013 and $19 million and $40 million for the three and six months ended June 30, 2012, respectively.
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
The impairment test involves first qualitatively assessing goodwill for impairment. If the qualitative assessment is not met the Company then performs a quantitative assessment by first comparing the fair value of each reporting unit to its carrying value, including goodwill. Fair value reflects the price a market participant would be willing to pay in a potential sale of the reporting unit. If the fair value exceeds carrying value, no goodwill impairment has occurred. If the carrying value of the reporting unit exceeds its fair value, a second step is required to measure possible goodwill impairment loss. The second step includes hypothetically valuing the tangible and intangible assets and liabilities of the reporting unit as if the reporting unit had been acquired in a business combination. Then, the implied fair value of the reporting unit's goodwill is compared to the carrying value of that goodwill. If the carrying value of the reporting unit's goodwill exceeds the implied fair value of the goodwill, the Company recognizes an impairment loss in an amount equal to the excess, not to exceed the carrying value. Goodwill was $467 million and $473 million as of June 30, 2013 and December 31, 2012, respectively.
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
Restructuring—Delphi continually evaluates alternatives to align the business with the changing needs of its customers and to lower operating costs. This includes the realignment of its existing manufacturing capacity, facility closures, or similar actions, either in the normal course of business or pursuant to significant restructuring programs. These actions may result in employees receiving voluntary or involuntary employee termination benefits, which are mainly pursuant to union or other contractual agreements. Voluntary termination benefits are accrued when an employee accepts the related offer. Involuntary termination benefits are accrued upon the commitment to a termination plan and the benefit arrangement is communicated to affected employees, or when liabilities are determined to be probable and estimable, depending on the existence of a substantive plan for severance or termination. Contract termination costs are recorded when contracts are terminated or when

Delphi ceases to use the leased facility and no longer derives economic benefit from the contract. All other exit costs are expensed as incurred. Refer to Note 7. Restructuring.
Customer concentrations—As reflected in the table below, net sales to GM and Volkswagen Group (“VW”), Delphi's two largest customers, totaled approximately 26% and 26% for the three and six months ended June 30, 2013 and 29% and 29% for the three and six months ended June 30, 2012 of our total net sales, respectively.

	Percentage of Total Net Sales				Accounts and Other Receivables
	Three Months Ended June 30,		Six Months Ended June 30,		June 30, 2013	December 31, 2012
	2013	2012	2013	2012
					(in millions)
GM	16%	18%	16%	18%	$452	$382
VW	10%	11%	10%	11%	117	109
Recently issued accounting pronouncements—In December 2011, the Financial Accounting Standards Board (“FASB”) issued ASU 2011-11, Disclosures about Offsetting Assets and Liabilities. This guidance requires entities to disclose both gross and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. In January 2013, the FASB issued ASU 2013-01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, which clarified that the scope of ASU 2011-11 applies to derivatives and securities borrowing or lending transactions subject to an agreement similar to a master netting arrangement. The guidance is effective for annual periods beginning on or after January 1, 2013. Delphi adopted this guidance effective March 31, 2013 and applied it retrospectively for any period presented. Refer to Note 14. Derivatives and Hedging Activities for additional information. The adoption of this guidance did not have a significant impact on Delphi's financial statements.
In February 2013, the FASB issued ASU 2013-2, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This guidance requires an organization to present the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income, but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. The guidance is effective for fiscal years beginning after December 15, 2012. Delphi adopted this guidance effective January 1, 2013. Refer to Note 13. Changes in Accumulated Other Comprehensive Income (Loss) for additional information. The adoption of this guidance did not have a significant impact on Delphi's financial statements.
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

3. INVENTORIES
Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or market, including direct material costs and direct and indirect manufacturing costs. A summary of inventories is shown below:

	June 30, 2013	December 31, 2012
	(in millions)
Productive material	$652	$586
Work-in-process	135	128
Finished goods	375	352
Total	$1,162	$1,066

4. ASSETS
Other current assets consisted of the following:

	June 30, 2013	December 31, 2012
	(in millions)
Value added tax receivable	$176	$194
Deferred income taxes	157	148
Prepaid insurance and other expenses	65	86
Reimbursable engineering costs	61	52
Notes receivable	45	22
Debt issuance costs (Note 8)	10	17
Income and other taxes receivable	36	47
Deposits to vendors	12	15
Derivative financial instruments (Note 14)	12	21
Other	23	21
Total	$597	$623
Other long-term assets consisted of the following:

	June 30, 2013	December 31, 2012
	(in millions)
Deferred income taxes	$276	$281
Debt issuance costs (Note 8)	48	55
Income and other taxes receivable	115	88
Reimbursable engineering costs	72	50
Value added tax receivable	30	33
Derivative financial instruments (Note 14)	3	6
Other	67	69
Total	$611	$582

5. LIABILITIES
Accrued liabilities consisted of the following:

	June 30, 2013	December 31, 2012
	(in millions)
Payroll-related obligations	$289	$259
Employee benefits, including current pension obligations	85	123
Executive long-term incentive plan (Note 18)	—	20
Income and other taxes payable	244	261
Warranty obligations (Note 6)	85	92
Restructuring (Note 7)	127	118
Customer deposits	36	35
Deferred income taxes	8	12
Derivative financial instruments (Note 14)	33	12
Accrued interest	26	9
Other	316	300
Total	$1,249	$1,241

Other long-term liabilities consisted of the following:

	June 30, 2013	December 31, 2012
	(in millions)
Environmental (Note 10)	$20	$18
Extended disability benefits	13	12
Warranty obligations (Note 6)	78	74
Restructuring (Note 7)	15	45
Payroll-related obligations	11	11
Accrued income taxes	35	38
Deferred income taxes	201	185
Derivative financial instruments (Note 14)	23	1
Other	49	50
Total	$445	$434

6. WARRANTY OBLIGATIONS
Expected warranty costs for products sold are recognized at the time of sale of the product based on its estimate of the amount that eventually will be required to settle such obligations. These accruals are based on factors such as past experience, production changes, industry developments and various other considerations. This estimate is adjusted from time to time based on facts and circumstances that impact the status of existing claims. Delphi has recognized its best estimate for its total aggregate warranty reserves across all of its operating segments as of June 30, 2013. The estimated reasonably possible amount to ultimately resolve all matters is not materially different from the recorded reserves as of June 30, 2013.
The table below summarizes the activity in the product warranty liability for the six months ended June 30, 2013:

Warranty Obligations
(in millions)
Accrual balance at beginning of period	$166
Provision for estimated warranties incurred during the period	31
Provision for changes in estimate for pre-existing warranties	2
Settlements made during the period (in cash or in kind)	(35)
Foreign currency translation and other	(1)
Accrual balance at end of period	$163
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
In the fourth quarter of 2012, Delphi initiated and committed to approximately $300 million of various restructuring programs which includes costs related to the integration of the Motorized Vehicle Division (“MVL”) acquisition that are intended to further improve Delphi's industry leading cost structure. As part of Delphi's continued efforts to optimize its cost structure, during the first quarter of 2013, an additional $75 million of restructuring actions were initiated, bringing the overall commitments of Delphi's restructuring programs to approximately $375 million. Approximately 80% of the restructuring actions are in Europe, including workforce reductions as well as plant closures, and are expected to be substantially completed by early 2014. Approximately $170 million of the total restructuring was recognized in the fourth quarter of 2012, and in the three and six months ended June 30, 2013, Delphi recorded employee related and other restructuring charges totaling $26 million and $58 million, respectively. Restructuring charges for employee separation and termination benefits are paid either over the severance period or in a lump sum in accordance with either statutory requirements or individual agreements. Delphi incurred cash expenditures for these restructuring actions of approximately $65 million in the six months ended June 30, 2013, and expects future cash expenditures in 2013 of approximately $115 million.
The following table summarizes the restructuring charges recorded for the three and six months ended June 30, 2013 and 2012 by operating segment:

	Three Months Ended June 30,		Six Months Ended June 30,
Segment	2013	2012	2013	2012
	(in millions)
Electrical/Electronic Architecture	$8	$3	$19	$5
Powertrain Systems	4	2	12	4
Electronics and Safety	14	1	25	2
Thermal Systems	—	2	2	3
Total	$26	$8	$58	$14
The table below summarizes the activity in the restructuring liability for the six months ended June 30, 2013:

	Employee Termination Benefits Liability	Other Exit Costs Liability	Total
	(in millions)
Accrual balance at January 1, 2013	$157	$6	$163
Provision for estimated expenses incurred during the period	58	—	58
Payments made during the period	(73)	(2)	(75)
Foreign currency and other	(4)	—	(4)
Accrual balance at June 30, 2013	$138	$4	$142

8. DEBT
The following is a summary of debt outstanding, net of discounts of approximately $0 million and $4 million related to the Tranche A Term Loan and the Tranche B Term Loan, defined below, as of June 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012
	(in millions)
Accounts receivable factoring	$8	$19
5.875%, senior notes, due 2019	500	500
6.125%, senior notes, due 2021	500	500
5.00%, senior notes, due 2023	800	—
Tranche A Term Loan, due 2018	571	567
Tranche B Term Loan, due 2017	—	772
Capital leases and other	47	106
Total debt	2,426	2,464
Less: current portion	(59)	(140)
Long-term debt	$2,367	$2,324
Credit Agreement
In March 2011, in conjunction with the redemption of membership interests from Class A and Class C membership interest holders, Delphi Corporation (the “Issuer”), a wholly-owned U.S. subsidiary of Delphi Automotive LLP, entered into a credit agreement with JPMorgan Chase Bank, N.A., as lead arranger and administrative agent, with respect to $3.0 billion in senior secured credit facilities (the “Original Credit Agreement”). The Original Credit Agreement was amended and restated on each of May 17, 2011, September 14, 2012 (as so amended and restated, the “2012 Credit Agreement”) and March 1, 2013. (The Original Credit Agreement and each amendment and restatement of the Original Credit Agreement are individually and collectively referred to herein as the “Credit Agreement”). The Original Credit Agreement provided for a senior secured 5-year term loan in an original amount of $258 million (the “Original Tranche A Term Loan” and, as subsequently modified from time to time, the “Tranche A Term Loan”), a senior secured 6-year term loan in an original amount of $950 million (the “Tranche B Term Loan”), and a $500 million revolving credit facility (as subsequently modified from time to time, the “Revolving Credit Facility”). Under the 2012 Credit Agreement, the Company increased the Revolving Credit Facility to $1.3 billion and the Original Tranche A Term Loan to $574 million. As a result of prior payments on the Tranche A Term Loan, the Company received incremental proceeds of $363 million under the 2012 Credit Agreement, which was used to pay a portion of the cost of acquiring MVL. On March 1, 2013, following the senior unsecured note issuance in February 2013 (as more fully described below), the Tranche B Term Loan was fully repaid, the Tranche A Term Loan was increased to $575 million, the Revolving Credit Facility was increased to $1.5 billion, and the terms of the Tranche A Term Loan and the Revolving Credit Facility were extended to March 1, 2018. These resulted in the recognition of a loss on debt extinguishment of $39 million during the six months ended June 30, 2013. Approximately $14 million in issuance costs were paid in conjunction with the March 2013 amendment. Unamortized debt issuance costs associated with the Tranche A Term Loan and Revolving Credit Facility of $30 million are being amortized over the term of the Credit Agreement, as extended pursuant to the March 1, 2013 amendment. At June 30, 2013 the Revolving Credit Facility was undrawn and Delphi had approximately $10 million in letters of credit issued under the Credit Agreement. Letters of credit issued under the Credit Agreement reduce availability under the Revolving Credit Facility.
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

	Credit Agreement (June 30, 2013)		2012 Credit Agreement (December 31, 2012)
	LIBOR plus	ABR plus	LIBOR plus	ABR plus
Revolving Credit Facility	1.50%	0.50%	2.00%	1.00%
Tranche A Term Loan	1.50%	0.50%	2.00%	1.00%
Tranche B Term Loan	N/A	N/A	2.50%	1.50%
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
The interest rate period with respect to LIBOR interest rate options can be set at one-, two-, three-, or six-months as selected by the Issuer in accordance with the terms of the Credit Agreement (or other period as may be agreed by the applicable lenders), but payable no less than quarterly. The Issuer may elect to change the selected interest rate in accordance with the provisions of the Credit Agreement. As of June 30, 2013, the Issuer selected the one-month LIBOR interest rate option, as detailed in the table below, and the amounts outstanding, and rates effective as of June 30, 2013 were based on Delphi’s current credit rating and applicable margin for the Credit Agreement:

		Borrowings as of	Rates effective as of
	LIBOR plus	June 30, 2013	June 30, 2013
Revolving Credit Facility	1.50%	$—	—%
Tranche A Term Loan	1.50%	571	1.75%
The Issuer is obligated to make quarterly principal payments throughout the term of the Tranche A Term Loan according to the amortization schedule in the Credit Agreement. Borrowings under the Credit Agreement are prepayable at the Issuer's option without premium or penalty. The Credit Agreement also contains certain mandatory prepayment provisions in the event the Company receives net cash proceeds from any asset sale or casualty event. No mandatory prepayments, under these provisions, have been made or are due through June 30, 2013.
The Credit Agreement contains certain covenants that limit, among other things, the Company’s (and the Company’s subsidiaries’) ability to incur additional indebtedness or liens, to dispose of assets, to make certain investments, to prepay certain indebtedness and to pay dividends, or to make other distributions or redemptions/repurchases, in respect of the Company’s equity interests. In addition, the Credit Agreement requires that the Company maintain a consolidated leverage ratio

(the ratio of Consolidated Total Indebtedness to Consolidated EBITDA, each as defined in the Credit Agreement) of less than 2.75 to 1.0. The Credit Agreement also contains events of default customary for financings of this type. The Company was in compliance with the Credit Agreement covenants as of June 30, 2013. At any time when Delphi Automotive PLC and Delphi Corporation have received investment grade credit ratings as specified in the Credit Agreement and other conditions in the Credit Agreement are met, all security interests on the collateral will be released, subject to potential reinstatement if the investment grade condition ceases to be satisfied. In addition, certain covenants shall not apply after Delphi Automotive PLC and Delphi Corporation have received investment grade credit ratings as specified in the Credit Agreement and no default has occurred or is continuing, provided that such covenants may be reinstated if the investment grade condition ceases to be satisfied.
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
The indenture governing the New Senior Notes limits, among other things, Delphi’s (and Delphi’s subsidiaries’) ability to incur additional indebtedness or liens, dispose of assets, make certain restricted payments or investments, enter into transactions with affiliates and merge with or into other entities. As of June 30, 2013, the Company was in compliance with the provisions of the New Senior Notes.
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
The indenture governing the 2013 Senior Notes limits, among other things, Delphi’s (and Delphi’s subsidiaries’) ability to incur liens, enter into sale and leaseback transactions and merge with or into other entities. As of June 30, 2013, the Company was in compliance with the provisions of the 2013 Senior Notes.
The senior notes are fully and unconditionally guaranteed, jointly and severally, by Delphi Automotive PLC and certain of its existing and future subsidiaries, subject to customary release provisions (other than in the case of Delphi Automotive PLC).
Other Financing
Accounts receivable factoring—Various accounts receivable factoring facilities are maintained in Europe and are accounted for as short-term debt. These uncommitted factoring facilities are available through various financial institutions. As of June 30, 2013 and December 31, 2012, $8 million and $19 million, respectively, were outstanding under these accounts receivable factoring facilities.
Capital leases and other—As of June 30, 2013 and December 31, 2012, approximately $47 million and approximately $106 million, respectively, of other debt issued by certain non-U.S. subsidiaries and capital lease obligations were outstanding.
Interest—Cash paid for interest related to amounts outstanding totaled $49 million and $61 million for the six months ended June 30, 2013 and 2012, respectively.

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
The amounts shown below reflect the defined benefit pension expense for the three and six months ended June 30, 2013 and 2012:

	Non-U.S. Plans		U.S. Plans
	Three Months Ended June 30,
	2013	2012	2013	2012
	(in millions)
Service cost	$15	$12	$—	$—
Interest cost	21	20	1	1
Expected return on plan assets	(18)	(17)	—	—
Amortization of actuarial losses	2	—	—	—
Net periodic benefit cost	$20	$15	$1	$1

	Non-U.S. Plans		U.S. Plans
	Six Months Ended June 30,
	2013	2012	2013	2012
	(in millions)
Service cost	$28	$23	$—	$—
Interest cost	43	41	1	2
Expected return on plan assets	(35)	(33)	—	—
Amortization of actuarial losses	4	—	—	—
Net periodic benefit cost	$40	$31	$1	$2
Other postretirement benefit obligations were approximately $10 million and $15 million at June 30, 2013 and December 31, 2012, respectively.

10. COMMITMENTS AND CONTINGENCIES
European Union Antitrust Investigation
In March 2010, Delphi received requests for information from the European Commission related to alleged conduct by Delphi in connection with an investigation of possible violations of antitrust laws by automotive parts suppliers that supply wire harnesses to vehicle manufacturers. Delphi cooperated fully with the European Commission's investigation.  In August 2012, the European Commission opened proceedings against a small number of wire harness manufacturers, and in July 2013, the European Commission announced its decision to impose fines on certain of these wiring harness manufacturers for violations of the antitrust laws. Delphi was not included in this proceeding, and Delphi was not fined by the European Commission. Following that decision, the Commission notified Delphi on July 19, 2013, of its decision to close the investigation in the area of wire harnesses. Accordingly, no accrual for this matter has been recorded as of June 30, 2013.
Environmental Matters
Delphi is subject to the requirements of U.S. federal, state, local and non-U.S. environmental and safety and health laws and regulations. As of June 30, 2013 and December 31, 2012, the undiscounted reserve for environmental investigation and remediation was approximately $23 million (of which $3 million was recorded in accrued liabilities and $20 million was recorded in other long-term liabilities) and $21 million (of which $3 million was recorded in accrued liabilities and $18 million was recorded in other long-term liabilities). Delphi cannot ensure that environmental requirements will not change or become more stringent over time or that its eventual environmental remediation costs and liabilities will not exceed the amount of its current reserves. In the event that such liabilities were to significantly exceed the amounts recorded, Delphi’s results of operations could be materially affected. At June 30, 2013, the difference between the recorded liabilities and the reasonably possible range of loss was not material.
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
Brazil Matters
Delphi conducts significant business operations in Brazil that are subject to the Brazilian federal labor, social security, environmental, tax and customs laws, as well as a variety of state and local laws. While Delphi believes it complies with such laws, they are complex, subject to varying interpretations, and the Company is often engaged in litigation with government agencies regarding the application of these laws to particular circumstances. In addition, Delphi also is a party to commercial and labor litigation with private parties in Brazil. As of June 30, 2013, related claims totaling $202 million (using June 30, 2013 foreign currency rates) have been asserted against Delphi. As of June 30, 2013, the Company maintains accruals for these asserted claims of $35 million (using June 30, 2013 foreign currency rates). The amounts accrued represent claims that are deemed probable of loss and are reasonably estimable based on the Company’s analyses and assessment of the asserted claims and prior experience with similar matters. While the Company believes its accruals are adequate, the final amounts required to resolve these matters could differ materially from the Company’s recorded estimates and Delphi’s results of operations could be materially affected.

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

	Six Months Ended June 30,
	2013	2012
	(in millions)
Notional U.S. federal income taxes at statutory rate	$272	$306
Income taxed at other rates	(147)	(117)
Other change in tax reserves	1	(16)
Withholding taxes	26	2
Tax credits	(40)	(4)
Other adjustments	(2)	4
Total income tax expense	$110	$175
Effective tax rate	14%	20%
The Company’s tax rate is affected by the tax rates in the jurisdictions in which the Company operates, the relative amount of income earned by jurisdiction, jurisdictions with a statutory tax rate less than the U.S. rate of 35% and the relative amount of losses or income for which no tax benefit or expense was recognized due to a valuation allowance. The Company's geographic income mix was favorably impacted in 2013, as compared to 2012, primarily due to tax planning initiatives.
The effective tax rate was 14% and 20% for the six months ended June 30, 2013 and 2012, respectively. The American Taxpayer Relief Act of 2012 was enacted on January 2, 2013 which retroactively reinstates expired tax provisions known as tax extenders including the research and development tax credit. The income tax accounting effect, including any retroactive effect, of a tax law change is accounted for in the period of enactment, which in this case is the first quarter of 2013.  As a result, the effective tax rate for the six months ended June 30, 2013 was impacted by a benefit of approximately $22 million related to the 2012 research and development credit. The effective tax rate in the six months ended June 30, 2012 was impacted by a reduction of $22 million in tax reserves due to resolution of open issues with tax authorities and a reduction of $14 million in withholding tax expense due to tax planning actions.
Cash paid or withheld for income taxes was $120 million and $153 million for the six months ended June 30, 2013 and 2012 respectively.
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
Delphi Automotive LLP filed U.S. federal partnership tax returns for 2009, 2010, and 2011. The IRS is currently reviewing whether Section 7874 applies to Delphi Automotive LLP’s acquisition of the automotive supply and other businesses of the Predecessor. The Company believes, after consultation with counsel, that neither Delphi Automotive LLP nor Delphi Automotive PLC should be treated as a domestic corporation for U.S. federal income tax purposes, and intends to vigorously contest any assertion by the IRS to the contrary, including through litigation if the Company were unable to reach a satisfactory resolution with the IRS. However, no assurance can be given that the IRS will not contend, or that a court would not conclude, that Delphi Automotive LLP, and therefore Delphi Automotive PLC, should be treated as a domestic corporation for U.S. federal income tax purposes. No accrual for this matter has been recorded as of June 30, 2013.
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
Net Income Per Share
Basic net income per share is computed by dividing net income attributable to Delphi by the weighted average number of ordinary shares outstanding during the period. Diluted net income per share reflects the weighted average dilutive impact of all potentially dilutive securities from the date of issuance and is computed using the treasury stock method by dividing net income attributable to Delphi by the diluted weighted average number of ordinary shares outstanding. For all periods presented, the calculation of net income per share contemplates the dilutive impacts, if any, of the Company’s share-based compensation plans. Refer to Note 18. Share-Based Compensation for additional information. For all periods presented, the effect of the

Value Creation Plan (“VCP”) awards was anti-dilutive and therefore excluded from the calculation of diluted net income per share, as discussed in Note 18. Share-Based Compensation.
Weighted Average Shares
The following table illustrates net income per share attributable to Delphi and the weighted average shares outstanding used in calculating basic and diluted income per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in millions, except per share data)
Numerator:
Net income attributable to Delphi	$367	$330	$643	$672
Denominator:
Weighted average ordinary shares outstanding, basic	311.93	325.87	313.30	327.06
Dilutive shares related to Restricted Stock Units ("RSUs")	0.76	0.27	0.72	0.24
Weighted average ordinary shares outstanding, including dilutive shares	312.69	326.14	314.02	327.30
Net income per share attributable to Delphi:
Basic	$1.18	$1.01	$2.05	$2.05
Diluted	$1.17	$1.01	$2.05	$2.05
Anti-dilutive securities share impact:	—	2.31	—	2.99
Share Repurchase Program
In January 2012, the Board of Directors authorized a share repurchase program of up to $300 million of ordinary shares. The program was scheduled to terminate on the earlier of December 31, 2012 or when the Company attained $300 million of ordinary share repurchases, which was fully satisfied in September 2012. Subsequently, in September 2012, the Board of Directors authorized a new share repurchase program of up to $750 million of ordinary shares. This program will terminate when the Company attains $750 million of ordinary share repurchases and provides for share repurchases in the open market or in privately negotiated transactions, depending on share price, market conditions and other factors, as determined by the Company. During the three months ended June 30, 2013, Delphi repurchased 2,445,583 shares at an average price of $49.12, which totaled approximately $120 million. During the six months ended June 30, 2013, Delphi repurchased 5,295,583 shares at an average price of $45.71, which totaled approximately $242 million. Approximately $405 million of share repurchases remain available under the program adopted in September 2012. During the three and six months ended June 30, 2012, Delphi repurchased 5,297,240 shares at an average price of $28.35, which totaled approximately $150 million. All repurchased shares were retired, and are reflected as a reduction of ordinary share capital for the par value of the shares, with the excess applied as reductions to additional paid-in capital and retained earnings.
Dividends
On February 26, 2013, the Board of Directors approved the initiation of dividend payments on the Company's ordinary shares and declared a regular quarterly cash dividend of $0.17 per ordinary share that was paid in March 2013. In April 2013, the Board of Directors declared a quarterly cash dividend of $0.17 per ordinary share to shareholders of record at the close of business on May 15, 2013. On May 30, 2013, $53 million was paid to shareholders of record as of May 15, 2013. During the six months ended June 30, 2013, Delphi paid cash dividends of $106 million.
Other
Prior to the completion of the initial public offering on November 22, 2011, net income and other changes to membership interests were allocated to the respective outstanding classes based on the cumulative distribution provisions of the Fourth Amended and Restated Limited Liability Partnership Agreement of Delphi Automotive LLP (the “Fourth LLP Agreement”).
Under the terms of the Acquisition and the Fourth LLP Agreement, if cumulative distributions to the members of Delphi Automotive LLP under certain provisions of the Fourth LLP Agreement exceed $7.2 billion, Delphi, as disbursing agent on behalf of DPHH, is required to pay to the holders of allowed general unsecured claims against the Predecessor, $32.50 for every $67.50 in excess of $7.2 billion distributed to the members, up to a maximum amount of $300 million. This contingency is not considered probable of occurring as of June 30, 2013.

13. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The changes in accumulated other comprehensive income (loss) attributable to Delphi (net of tax) for the three and six months ended June 30, 2013 and June 30, 2012 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in millions)
Foreign currency translation adjustments:
Balance at beginning of period	$(140)	$(43)	$(62)	$(120)
Aggregate adjustment for the period	(39)	(150)	(117)	(73)
Balance at end of period	(179)	(193)	(179)	(193)

Unrealized gains (losses) on derivatives:
Balance at beginning of period	$20	$6	$14	$(45)
Other comprehensive income before reclassifications (net tax effect of $22 million, $8 million, $19 million and $20 million)	(50)	(14)	(33)	35
Reclassification to income (net tax effect of $3 million, $0 million, $4 million and $1 million)	5	(1)	(6)	1
Balance at end of period	(25)	(9)	(25)	(9)

Pension and postretirement plans:
Balance at beginning of period	$(172)	$(18)	$(189)	$(18)
Other comprehensive income before reclassifications (net tax effect of $4 million, $0 million, $4 million and $0 million)	(2)	(1)	13	(1)
Reclassification to income (net tax effect of $1 million, $0 million, $1 million and $0 million)	1	—	3	—
Balance at end of period	(173)	(19)	(173)	(19)

Accumulated other comprehensive (loss) income, end of period	(377)	(221)	(377)	(221)

Reclassification out of Accumulated Other Comprehensive Income
Six Months Ended June 30, 2013
Details about Accumulated Other Comprehensive Income Components	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013	Affected Line Item in the Statement of Operations
	(in millions)
Unrealized gains (losses) on derivatives:
Commodity derivatives	$(6)	$(9)	Cost of Sales
Foreign currency derivatives	9	14	Cost of Sales
Foreign currency derivatives	(5)	5	Other Income
	(2)	10	Total (loss) income before income taxes
	(3)	(4)	Income tax expense
	(5)	6	Net (loss) income
	—	—	Net income attributable to noncontrolling interest
	$(5)	$6	Net (loss) income attributable to Delphi

Pension and postretirement plans:
Actuarial gains/(losses)	$(2)	$(4)	(1)
	(2)	(4)	Total loss before income taxes
	1	1	Income tax benefit
	(1)	(3)	Net loss
	—	—	Net income attributable to noncontrolling interest
	$(1)	$(3)	Net loss attributable to Delphi

Total reclassifications for the period	$(6)	$3

(1)	These accumulated other comprehensive loss components are included in the computation of net periodic pension cost (see Note 9. Pension Benefits for additional details).

14. DERIVATIVES AND HEDGING ACTIVITIES
Delphi is exposed to market risk, such as fluctuations in foreign currency exchange rates, commodity prices and changes in interest rates, which may result in cash flow risks. To manage the volatility relating to these exposures, Delphi aggregates the exposures on a consolidated basis to take advantage of natural offsets. For exposures that are not offset within its operations, Delphi enters into various derivative transactions pursuant to its risk management policies, which prohibit holding or issuing derivative financial instruments for speculative purposes, and designation of derivative instruments is performed on a transaction basis to support hedge accounting. The changes in fair value of these hedging instruments are offset in part or in whole by corresponding changes in the fair value or cash flows of the underlying exposures being hedged. Delphi assesses the initial and ongoing effectiveness of its hedging relationships in accordance with its documented policy. As of June 30, 2013, Delphi has entered into derivative instruments to hedge cash flows extending out to October 2015.

As of June 30, 2013, the Company had the following outstanding notional amounts related to commodity and foreign currency forward contracts that were entered into to hedge forecasted exposures:

Commodity	Quantity Hedged	Unit of Measure
	(in thousands)
Copper	102,591	pounds
Primary Aluminum	33,468	pounds
Secondary Aluminum	15,721	pounds

Foreign Currency	Quantity Hedged	Unit of Measure	Notional Amount (Approximate USD Equivalent)
	(in millions)
Mexican Peso	10,968	MXN	$830
Euro	193	EUR	250
Polish Zloty	380	PLN	115
New Turkish Lira	185	TRY	95
Brazilian Real	160	BRL	70
Chinese Yuan Renminbi	401	CNY	65
Romanian Leu	184	RON	55
Hungarian Forint	9,166	HUF	40
Thai Baht	1,319	THB	40
Swedish Krona	87	SEK	15
The Company had additional commodity and foreign currency forward contracts that individually amounted to less than $10 million.
The fair value of derivative financial instruments recorded in the consolidated balance sheets as of June 30, 2013 and December 31, 2012 are as follows:

	Asset Derivatives		Liability Derivatives		Net Amounts of Assets and Liabilities Presented in the Balance Sheet
	Balance Sheet Location	June 30, 2013	Balance Sheet Location	June 30, 2013	June 30, 2013
	(in millions)
Designated derivatives instruments:
Commodity derivatives	Other Current Assets	$—	Accrued Liabilities	$31
Foreign currency derivatives*	Other Current Assets	16	Other Current Assets	3	13
Foreign currency derivatives*	Accrued Liabilities	1	Accrued Liabilities	3	(2)
Commodity derivatives	Other Long-Term Assets	—	Other Long-Term Liabilities	18
Foreign currency derivatives*	Other Long-Term Assets	3	Other Long-Term Assets	1	2
Foreign currency derivatives*	Other Long-Term Liabilities	1	Other Long-Term Liabilities	6	(5)
Total		$21		$62
Derivatives not designated:
Foreign currency derivatives*	Other Current Assets	$1	Other Current Assets	$2	(1)
Foreign currency derivatives*	Other Long-Term Assets	1	Other Long-Term Assets	—	1
Total		$2		$2

	Asset Derivatives		Liability Derivatives		Net Amounts of Assets and Liabilities Presented in the Balance Sheet
	Balance Sheet Location	December 31, 2012	Balance Sheet Location	December 31, 2012	December 31, 2012
	(in millions)
Designated derivatives instruments:
Commodity derivatives	Other Current Assets	$2	Accrued Liabilities	$7
Foreign currency derivatives*	Other Current Assets	24	Other Current Assets	5	19
Foreign currency derivatives*	Accrued Liabilities	—	Accrued Liabilities	5	(5)
Commodity derivatives	Other Long-Term Assets	1	Other Long-Term Liabilities	1
Foreign currency derivatives*	Other Long-Term Assets	7	Other Long-Term Assets	2	5
Total		$34		$20
Derivatives not designated:
None
 * Derivative instruments within this category are subject to master netting arrangements and are presented on a net basis in the consolidated balance sheets in accordance with accounting guidance related to the offsetting of amounts related to certain contracts.
The fair value of Delphi’s derivative financial instruments was in a net liability position as of June 30, 2013 and net asset position as of December 31, 2012. The change from a net asset as of December 31, 2012 to a net liability position at June 30, 2013 is primarily due to unfavorable movements in the forward rates of certain commodities.
The effect of derivative financial instruments in the consolidated statement of operations and consolidated statement of comprehensive income for the three months ended June 30, 2013 is as follows:

Three Months Ended June 30, 2013	(Loss) Gain Recognized in OCI (Effective Portion)	(Loss) Gain Reclassified from OCI into Income (Effective Portion)	Gain Recognized in Income (Ineffective Portion Excluded from Effectiveness Testing)
	(in millions)
Designated derivatives instruments:
Commodity derivatives	$(40)	$(6)	$—
Foreign currency derivatives	(32)	4	—
Total	$(72)	$(2)	$—

Gain Recognized in Income
Derivatives not designated:
Commodity derivatives	$—
Foreign currency derivatives	1
Total	$1

The effect of derivative financial instruments in the consolidated statement of operations and consolidated statement of comprehensive income for the three months ended June 30, 2012 is as follows:

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
The effect of derivative financial instruments in the consolidated statement of operations and consolidated statement of comprehensive income for the six months ended June 30, 2013 is as follows:

Six Months Ended June 30, 2013	(Loss) Gain Recognized in OCI (Effective Portion)	(Loss) Gain Reclassified from OCI into Income (Effective Portion)	Gain Recognized in Income (Ineffective Portion Excluded from Effectiveness Testing)
	(in millions)
Designated derivatives instruments:
Commodity derivatives	$(55)	$(9)	$—
Foreign currency derivatives	3	19	—
Total	$(52)	$10	$—

Loss Recognized in Income
Derivatives not designated:
Commodity derivatives	$—
Foreign currency derivatives	—
Total	$—
The effect of derivative financial instruments in the consolidated statement of operations and consolidated statement of comprehensive income for the six months ended June 30, 2012 is as follows:

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
The gain or loss reclassified from OCI into income for the effective portion of designated derivative instruments and the gain or loss recognized in income for the ineffective portion of designated derivative instruments excluded from effectiveness testing were recorded to cost of sales and other income in the consolidated statements of operations for the three and six months ended June 30, 2013 and 2012. The gain or loss recognized in income for non-designated derivative instruments was recorded in other income, net and cost of goods sold for the three and six months ended June 30, 2013 and 2012.
Gains and losses on derivatives qualifying as cash flow hedges are recorded in OCI, to the extent that hedges are effective, until the underlying transactions are recognized in earnings. Unrealized amounts in accumulated OCI will fluctuate based on changes in the fair value of hedge derivative contracts at each reporting period. Loss included in accumulated OCI as of June 30, 2013 was approximately $41 million (approximately $25 million net of tax). Of this income, approximately $22 million is expected to be included in cost of sales within the next 12 months, $0 million is expected to be included in other income within the next 12 months and $19 million is expected to be included in cost of sales in subsequent periods. Cash flow hedges are discontinued when Delphi determines it is no longer probable that the originally forecasted transactions will occur. The amount included in cost of sales related to hedge ineffectiveness was insignificant for the three and six months ended June 30, 2013 and 2012, respectively.

15. FAIR VALUE OF FINANCIAL INSTRUMENTS
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
As of June 30, 2013 and December 31, 2012, Delphi was in a net derivative liability position of $41 million and a net asset position of $14 million, respectively, and no significant adjustments were recorded for nonperformance risk based on the application of peer companies’ CDS rates and because Delphi’s exposures were to counterparties with investment grade credit ratings.

As of June 30, 2013 and December 31, 2012, Delphi had the following assets measured at fair value on a recurring basis:

	Total	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
	(in millions)
As of June 30, 2013
Commodity derivatives	$—	$—	$—	$—
Foreign currency derivatives	15	—	15	—
Total	$15	$—	$15	$—
As of December 31, 2012:
Commodity derivatives	$3	$—	$3	$—
Foreign currency derivatives	24	—	24	—
Total	$27	$—	$27	$—
As of June 30, 2013 and December 31, 2012, Delphi had the following liabilities measured at fair value on a recurring basis:

	Total	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
	(in millions)
As of June 30, 2013
Commodity derivatives	$49	$—	$49	$—
Foreign currency derivatives	7	—	7	—
Total	$56	$—	$56	$—
As of December 31, 2012:
Commodity derivatives	$8	$—	$8	$—
Foreign currency derivatives	5	—	5	—
Total	$13	$—	$13	$—
Financial Instruments
Delphi’s non-derivative financial instruments include debt, which consists of its accounts receivable factoring arrangements, capital leases and other debt issued by Delphi’s non-U.S. subsidiaries, the Tranche A Term Loan, the Tranche B Term Loan (prior to its payoff on March 1, 2013) and the senior notes. The fair value of debt is based on quoted market prices for instruments with public market data or significant other observable inputs for instruments without a quoted public market price (Level 2). As of June 30, 2013 and December 31, 2012, total debt was recorded at $2,426 million and $2,464 million, respectively, and had estimated fair values of $2,521 million and $2,557 million, respectively. For all other financial instruments recorded at June 30, 2013 and December 31, 2012, fair value approximates book value.
Fair Value Measurements on a Nonrecurring Basis
In addition to items that are measured at fair value on a recurring basis, Delphi also has items in its balance sheet that are measured at fair value on a nonrecurring basis. As these items are not measured at fair value on a recurring basis, they are not included in the tables above. Nonfinancial assets and liabilities that are measured at fair value on a nonrecurring basis include long-lived assets, intangible assets, asset retirement obligations, share-based compensation and liabilities for exit or disposal activities measured at fair value upon initial recognition. No significant impairment charges were recorded during the six months ended June 30, 2013 and 2012. Fair value of long-lived assets is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved and a review of appraisals. As such, Delphi has determined that the fair value measurements of long-lived assets fall in Level 3 of the fair value hierarchy.

16. OTHER INCOME, NET
Other income, net included:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in millions)
Interest income	$4	$4	$7	$9
(Loss) gain on extinguishment of debt	—	—	(39)	—
Other, net	1	1	3	3
Other income (expense), net	$5	$5	$(29)	$12
As further discussed in Note 8. Debt, during the six months ended June 30, 2013, Delphi amended its Credit Agreement and repaid the entire balance of the Tranche B Term Loan from the Original Credit Agreement, resulting in a loss on extinguishment of debt of $39 million.

17. ACQUISITIONS AND DIVESTITURES
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
The acquisition was accounted for as a business combination, with the purchase price allocated on a preliminary basis using information available, in the fourth quarter of 2012. The purchase price and related allocation were finalized in the three months ended March 31, 2013. The final purchase price and related allocation are shown below (in millions):
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
18. SHARE-BASED COMPENSATION
Long Term Incentive Plan
In November 2011, the Delphi Automotive PLC Long Term Incentive Plan (the “PLC LTIP”) was established, which allowed for the grant of awards of up to 22,977,116 ordinary shares for long-term compensation. The PLC LTIP is designed to align the interests of management and shareholders. The awards can be in the form of shares, options, stock appreciation rights, restricted stock, RSUs, performance awards, and other share-based awards to the employees, directors, consultants and advisors of the Company. In 2012 and 2013, the Company awarded annual long-term grants of RSUs under the PLC LTIP to align management compensation with Delphi's overall business strategy. The Company has competitive and market-appropriate shareholding requirements. All of the RSUs granted under the PLC LTIP are eligible to receive dividend equivalents for any dividend paid from the grant date through the vesting date. Dividend equivalents are generally paid out in ordinary shares upon vesting of the underlying RSUs.
On June 13, 2012, 51,003 RSUs granted to the Board of Directors on November 22, 2011 vested. The grant date fair value was approximately $1 million, and was determined based on the closing price of the Company’s ordinary shares on November 22, 2011. Upon settlement of the RSUs, 51,003 ordinary shares were issued to members of the Board of Directors at a fair value of approximately $1 million, of which 1,020 ordinary shares were withheld to cover the minimum U.K. withholding taxes.
On June 14, 2012, Delphi granted 64,459 RSUs to the Board of Directors at a grant date fair value of approximately $2 million. The grant date fair value was determined based on the closing price of the Company’s ordinary shares on June 14, 2012. The RSUs vested on April 24, 2013 and 64,713 ordinary shares, which included shares issued in connection with dividend equivalents, were issued to members of the Board of Directors at a fair value of approximately $3 million. 7,691 ordinary shares were withheld to cover the minimum U.K. withholding taxes.
On April 25, 2013 Delphi granted 37,674 RSUs to the Board of Directors at a grant date fair value of approximately $2 million. The grant date fair value was determined based on the closing price of the Company's ordinary shares on April 25, 2013. The RSUs will vest on April 2, 2014, the day before the 2014 annual meeting of shareholders.
In February 2012, Delphi granted approximately 1.88 million RSUs to its executives. These awards include a time-based vesting portion and a performance-based vesting portion. The time-based RSUs, which make up 25% of the awards for Delphi’s officers and 50% for Delphi’s other executives, will vest ratably over three years beginning on the first anniversary of the grant date. The performance-based RSUs, which make up 75% of the awards for Delphi’s officers and 50% for Delphi’s other executives, will vest at the completion of a three-year performance period at the end of 2014, if certain targets are met.
In February 2013, under the time-based vesting terms of the 2012 grant, 218,070 ordinary shares were issued to Delphi executives at a fair value of $9 million, of which 78,692 ordinary shares were withheld to cover withholding taxes.
In February 2013, Delphi granted approximately 1.45 million RSUs to its executives. These awards include time and performance-based components and vesting terms similar to the 2012 awards described above, as well as continuity awards. The time-based RSUs will vest ratably over three years beginning on the first anniversary of the grant date and the performance-based RSUs will vest at the completion of a three-year performance period at the end of 2015 if certain targets are met.
Any new executives hired after the annual executive RSU grant date may be eligible to participate in the PLC LTIP. Any off cycle grants made for new hires will be valued at their grant date fair value based on the closing price of the Company's ordinary shares on the date of such grant.

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
A summary of activity, including award grants, vesting and forfeitures is provided below

	RSUs	Weighted Average Grant Date Fair Value
	(in thousands)
Outstanding, January 1, 2013	1,899	$31.09
Granted	1,491	41.39
Vested	(285)	29.26
Forfeited	(87)	31.72
Outstanding, June 30, 2013	3,018	36.31
Delphi recognized compensation expense of $14 million ($10 million, net of tax) and $8 million ($6 million, net of tax) based on the Company’s best estimate of ultimate performance against the respective targets during the three months ended June 30, 2013 and 2012, respectively. Delphi recognized compensation expense of $24 million ($18 million, net of tax) and $12 million ($9 million, net of tax) based on the Company’s best estimate of ultimate performance against the respective targets during the six months ended June 30, 2013 and 2012, respectively. Delphi will continue to recognize compensation expense, based on the grant date fair value of the awards applied to the Company’s best estimate of ultimate performance against the respective targets, over the requisite vesting periods of the awards. Based on the grant date fair value of the awards and the Company’s best estimate of ultimate performance against the respective targets as of June 30, 2013, unrecognized compensation expense on a pretax basis of approximately $90 million is anticipated to be recognized through February 2016. For the six months ended June 30, 2013 and 2012, respectively, approximately $3 million and $0 million of cash was paid and reflected as a financing activity in the statements of cash flows related to the minimum statutory tax withholding for vested RSUs.
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
Approximately $200 million of the VCP awards were settled in cash during the year ended December 31, 2012 and approximately $31 million (including $11 million of taxes to be paid) that remained in accrued liabilities as of December 31,

2012 related to certain legal entities was paid out in the first quarter of 2013. The cash flow impacts for the six months ended June 30, 2013 and 2012 were $31 million and $0 million, respectively. Final settlement of the awards for Delphi's officers was comprised of a combination of cash and ordinary shares. On December 31, 2012, 717,230 ordinary shares were issued to Delphi's officers, of which 290,798 ordinary shares were withheld to cover U.S. withholding taxes. For the six months ended June 30, 2013 and 2012, respectively, approximately $11 million and $0 million of cash was paid and reflected as a financing activity in the statements of cash flows related to the minimum statutory tax withholding for the vested ordinary shares. Delphi recognized compensation expense based on estimates of the enterprise value, over the requisite vesting periods of the awards. Compensation expense recognized during the three and six months ended June 30, 2012 totaled $34 million ($26 million, net of tax) and $80 million ($60 million, net of tax), respectively.
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

19. SUPPLEMENTAL GUARANTOR AND NON-GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
Basis of Presentation
In May 2011, Delphi Corporation issued the 2011 Senior Notes in a transaction exempt from registration under Rule 144A and Regulation S of the Securities Act. The 2011 Senior Notes were exchanged for the New Senior Notes in an exchange offer completed in May 2012. Additionally, in February 2013, Delphi Corporation issued the 2013 Senior Notes registered under the Securities Act. All series of the Company's outstanding senior notes have been issued by Delphi Corporation (“Subsidiary Issuer”) and are fully and unconditionally guaranteed by certain of its direct and indirect parent companies the (“Parent Companies”) and by certain of Delphi Automotive PLC’s direct and indirect subsidiaries (the “Guarantor Subsidiaries”) on a joint and several basis, subject to customary release provisions (other than in the case of Delphi Automotive PLC). Subsidiaries not subject to the guarantee (“Non-Guarantor Subsidiaries”) consist primarily of the non-U.S. subsidiaries of the Company. Refer to Note 8. Debt for more information.
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

Statement of Operations Three Months Ended June 30, 2013

	Parent Companies	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Net sales	$—	$—	$1,404	$3,190	$(354)	$4,240
Operating expenses:
Cost of sales	—	—	1,233	2,591	(360)	3,464
Selling, general and administrative	44	—	56	142	(1)	241
Amortization	—	—	14	12	—	26
Restructuring	—	—	2	24	—	26
Total operating expenses	44	—	1,305	2,769	(361)	3,757
Operating (loss) income	(44)	—	99	421	7	483
Interest expense	(12)	(47)	(16)	(3)	42	(36)
Other income (expense), net	15	15	1	16	(42)	5
(Loss) income before income taxes and equity income	(41)	(32)	84	434	7	452
Income tax benefit (expense)	—	12	(25)	(59)	(1)	(73)
(Loss) income before equity income	(41)	(20)	59	375	6	379
Equity in net income of affiliates	—	—	—	10	—	10
Equity in net income (loss) of subsidiaries	408	71	—	—	(479)	—
Net income (loss)	367	51	59	385	(473)	389
Net income attributable to noncontrolling interest	—	—	—	22	—	22
Net income (loss) attributable to Delphi	$367	$51	$59	$363	$(473)	$367

Statement of Operations Six Months Ended June 30, 2013

	Parent Companies	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Net sales	$—	$—	$2,716	$6,217	$(669)	$8,264
Operating expenses:
Cost of sales	—	—	2,353	5,128	(678)	6,803
Selling, general and administrative	79	—	102	289	1	471
Amortization	—	—	27	25	—	52
Restructuring	—	—	7	51	—	58
Total operating expenses	79	—	2,489	5,493	(677)	7,384
Operating (loss) income	(79)	—	227	724	8	880
Interest expense	(26)	(94)	(31)	(6)	85	(72)
Other income (expense), net	30	(6)	1	32	(86)	(29)
(Loss) income before income taxes and equity income	(75)	(100)	197	750	7	779
Income tax benefit (expense)	—	37	(42)	(102)	(3)	(110)
(Loss) income before equity income	(75)	(63)	155	648	4	669
Equity in net income of affiliates	—	—	—	18	—	18
Equity in net income (loss) of subsidiaries	718	178	—	—	(896)	—
Net income (loss)	643	115	155	666	(892)	687
Net income attributable to noncontrolling interest	—	—	—	44	—	44
Net income (loss) attributable to Delphi	$643	$115	$155	$622	$(892)	$643

Statement of Operations Three Months Ended June 30, 2012

	Parent Companies	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Net sales	$—	$—	$1,453	$2,927	$(383)	$3,997
Operating expenses:
Cost of sales	—	—	1,225	2,437	(390)	3,272
Selling, general and administrative	33	—	75	122	—	230
Amortization	—	—	13	6	—	19
Restructuring	—	—	2	6	—	8
Total operating expenses	33	—	1,315	2,571	(390)	3,529
Operating (loss) income	(33)	—	138	356	7	468
Interest expense	(17)	(45)	(15)	(2)	46	(33)
Other income (expense), net	15	26	(1)	12	(47)	5
(Loss) income before income taxes and equity income	(35)	(19)	122	366	6	440
Income tax benefit (expense)	—	7	(49)	(55)	(1)	(98)
(Loss) income before equity income	(35)	(12)	73	311	5	342
Equity in net income of affiliates	—	—	—	8	—	8
Equity in net income (loss) of subsidiaries	365	73	—	—	(438)	—
Net income (loss)	330	61	73	319	(433)	350
Net income attributable to noncontrolling interest	—	—	—	20	—	20
Net income (loss) attributable to Delphi	$330	$61	$73	$299	$(433)	$330

Statement of Operations Six Months Ended June 30, 2012

	Parent Companies	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Net sales	$—	$—	$2,895	$5,971	$(777)	$8,089
Operating expenses:
Cost of sales	—	—	2,456	4,976	(787)	6,645
Selling, general and administrative	63	—	148	247	—	458
Amortization	—	—	27	13	—	40
Restructuring	—	—	4	10	—	14
Total operating expenses	63	—	2,635	5,246	(787)	7,157
Operating (loss) income	(63)	—	260	725	10	932
Interest expense	(35)	(82)	(23)	(7)	79	(68)
Other income (expense), net	22	45	—	24	(79)	12
(Loss) income before income taxes and equity income	(76)	(37)	237	742	10	876
Income tax benefit (expense)	—	14	(63)	(123)	(3)	(175)
(Loss) income before equity income	(76)	(23)	174	619	7	701
Equity in net income of affiliates	—	—	—	12	—	12
Equity in net income (loss) of subsidiaries	748	174	—	—	(922)	—
Net income (loss)	672	151	174	631	(915)	713
Net income attributable to noncontrolling interest	—	—	—	41	—	41
Net income (loss) attributable to Delphi	$672	$151	$174	$590	$(915)	$672

Statement of Comprehensive Income Three Months Ended June 30, 2013

	Parent Companies	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Net income (loss)	$367	$51	$59	$385	$(473)	$389
Other comprehensive (loss) income:
Currency translation adjustments	—	—	—	(39)	—	(39)
Net change in unrecognized gain on derivative instruments, net of tax	—	—	(44)	(1)	—	(45)
Employee benefit plans adjustment, net of tax	—	—	—	(1)	—	(1)
Other comprehensive (loss) income	—	—	(44)	(41)	—	(85)
Equity in other comprehensive (loss) income of subsidiaries	(85)	(44)	—	—	129	—
Comprehensive income (loss)	282	7	15	344	(344)	304
Comprehensive income attributable to noncontrolling interests	—	—	—	22	—	22
Comprehensive income (loss) attributable to Delphi	$282	$7	$15	$322	$(344)	$282

Statement of Comprehensive Income Six Months Ended June 30, 2013

	Parent Companies	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Net income (loss)	$643	$115	$155	$666	$(892)	$687
Other comprehensive (loss) income:
Currency translation adjustments	—	—	—	(117)	—	(117)
Net change in unrecognized gain on derivative instruments, net of tax	—	—	(39)	—	—	(39)
Employee benefit plans adjustment, net of tax	—	—	—	16	—	16
Other comprehensive (loss) income	—	—	(39)	(101)	—	(140)
Equity in other comprehensive (loss) income of subsidiaries	(140)	(39)	—	—	179	—
Comprehensive income (loss)	503	76	116	565	(713)	547
Comprehensive income attributable to noncontrolling interests	—	—	—	44	—	44
Comprehensive income (loss) attributable to Delphi	$503	$76	$116	$521	$(713)	$503

Statement of Comprehensive Income Three Months Ended June 30, 2012

	Parent Companies	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Net income (loss)	$330	$61	$73	$319	$(433)	$350
Other comprehensive (loss) income:
Currency translation adjustments	—	—	—	(151)	—	(151)
Net change in unrecognized loss on derivative instruments, net of tax	—	—	(15)	—	—	(15)
Employee benefit plans adjustment, net of tax	—	—	—	(1)	—	(1)
Other comprehensive income	—	—	(15)	(152)	—	(167)
Equity in other comprehensive income (loss) of subsidiaries	(165)	(15)	—	—	180	—
Comprehensive income (loss)	165	46	58	167	(253)	183
Comprehensive income attributable to noncontrolling interests	—	—	—	18	—	18
Comprehensive income (loss) attributable to Delphi	$165	$46	$58	$149	$(253)	$165

Statement of Comprehensive Income Six Months Ended June 30, 2012

	Parent Companies	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Net income (loss)	$672	$151	$174	$631	$(915)	$713
Other comprehensive income:
Currency translation adjustments	—	—	—	(73)	—	(73)
Net change in unrecognized loss on derivative instruments, net of tax	—	—	36	—	—	36
Employee benefit plans adjustment, net of tax	—	—	—	(1)	—	(1)
Other comprehensive income (loss)	—	—	36	(74)	—	(38)
Equity in other comprehensive (loss) income of subsidiaries	(37)	36	—	—	1	—
Comprehensive income (loss)	635	187	210	557	(914)	675
Comprehensive income attributable to noncontrolling interests	—	—	—	40	—	40
Comprehensive income (loss) attributable to Delphi	$635	$187	$210	$517	$(914)	$635

Balance Sheet as of June 30, 2013

	Parent Companies	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$14	$—	$55	$932	$—	$1,001
Restricted cash	—	—	—	5	—	5
Accounts receivable, net	—	—	755	2,113	—	2,868
Inventories	—	—	348	825	(11)	1,162
Other current assets	—	10	164	424	(1)	597
Total current assets	14	10	1,322	4,299	(12)	5,633
Long-term assets:
Property, net	—	—	633	2,242	—	2,875
Investments in affiliates	—	—	—	208	—	208
Investments in subsidiaries	4,561	1,561	—	—	(6,122)	—
Intangible assets, net	—	—	370	854	—	1,224
Other long-term assets	5	48	31	525	2	611
Total long-term assets	4,566	1,609	1,034	3,829	(6,120)	4,918
Total assets	$4,580	$1,619	$2,356	$8,128	$(6,132)	$10,551
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$—	$18	$23	$18	$—	$59
Accounts payable	—	—	667	1,834	—	2,501
Accrued liabilities	3	25	178	1,043	—	1,249
Total current liabilities	3	43	868	2,895	—	3,809
Long-term liabilities:
Long-term debt	—	2,354	2	11	—	2,367
Intercompany accounts, net	2,056	(787)	941	(2,210)	—	—
Pension benefit obligations	—	—	68	820	—	888
Other long-term liabilities	—	—	211	234	—	445
Total long-term liabilities	2,056	1,567	1,222	(1,145)	—	3,700
Total liabilities	2,059	1,610	2,090	1,750	—	7,509
Total Delphi shareholders’ equity	2,521	9	266	5,857	(6,132)	2,521
Noncontrolling interest	—	—	—	521	—	521
Total shareholders’ equity	2,521	9	266	6,378	(6,132)	3,042
Total liabilities and shareholders’ equity	$4,580	$1,619	$2,356	$8,128	$(6,132)	$10,551

Balance Sheet as of December 31, 2012

	Parent Companies	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$2	$—	$118	$985	$—	$1,105
Restricted cash	—	—	—	8	—	8
Accounts receivable, net	—	—	641	1,784	—	2,425
Inventories	—	—	308	764	(6)	1,066
Other current assets	—	17	141	465	—	623
Total current assets	2	17	1,208	4,006	(6)	5,227
Long-term assets:
Property, net	—	—	592	2,268	—	2,860
Investments in affiliates	—	—	—	231	—	231
Investments in subsidiaries	3,987	1,663	—	—	(5,650)	—
Intangible assets, net	—	—	390	886	—	1,276
Other long-term assets	—	55	44	481	2	582
Total long-term assets	3,987	1,718	1,026	3,866	(5,648)	4,949
Total assets	$3,989	$1,735	$2,234	$7,872	$(5,654)	$10,176
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$—	$31	$23	$86	$—	$140
Accounts payable	—	—	578	1,700	—	2,278
Accrued liabilities	—	10	221	1,010	—	1,241
Total current liabilities	—	41	822	2,796	—	3,659
Long-term liabilities:
Long-term debt	—	2,308	2	14	—	2,324
Intercompany accounts, net	1,644	(537)	755	(1,862)	—	—
Pension benefit obligations	—	—	73	856	—	929
Other long-term liabilities	—	—	192	242	—	434
Total long-term liabilities	1,644	1,771	1,022	(750)	—	3,687
Total liabilities	1,644	1,812	1,844	2,046	—	7,346
Total Delphi shareholders’ equity	2,345	(77)	390	5,341	(5,654)	2,345
Noncontrolling interest	—	—	—	485	—	485
Total shareholders’ equity	2,345	(77)	390	5,826	(5,654)	2,830
Total liabilities and shareholders’ equity	$3,989	$1,735	$2,234	$7,872	$(5,654)	$10,176

Statement of Cash Flows for the Six Months Ended June 30, 2013

	Parent Companies	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Net cash provided by (used in) operating activities	$(158)	$—	$311	$519	$—	$672
Cash flows from investing activities:
Capital expenditures	—	—	(96)	(240)	—	(336)
Proceeds from sale of property/investments	—	—	1	3	—	4
Cost of acquisitions, net of cash acquired	—	—	—	2	—	2
Decrease in restricted cash	—	—	—	3	—	3
Net cash used in investing activities	—	—	(95)	(232)	—	(327)
Cash flows from financing activities:
Net repayments under other short-term debt agreements	—	—	—	(74)	—	(74)
Repayments under long-term debt agreements	—	(1,346)	—	—	—	(1,346)
Proceeds from issuance of senior secured term loans, net of issuance costs	—	560	—	—	—	560
Proceeds from issuance of senior notes, net of issuance costs	—	788	—	—	—	788
Dividend payments of consolidated affiliates to minority shareholders	—	—	—	(8)	—	(8)
Intercompany dividends and net increase (decrease) in intercompany obligations	516	(2)	(266)	(248)	—	—
Repurchase of ordinary shares	(240)	—	—	—	—	(240)
Distribution of cash dividends	(106)	—	—	—	—	(106)
Taxes withheld and paid on employees' restricted share awards	—	—	(13)	(1)	—	(14)
Net cash used in financing activities	170	—	(279)	(331)	—	(440)
Effect of exchange rate fluctuations on cash and cash equivalents	—	—	—	(9)	—	(9)
Decrease in cash and cash equivalents	12	—	(63)	(53)	—	(104)
Cash and cash equivalents at beginning of period	2	—	118	985	—	1,105
Cash and cash equivalents at end of period	$14	$—	$55	$932	$—	$1,001

Statement of Cash Flows for the Six Months Ended June 30, 2012

	Parent Companies	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Net cash (used in) provided by operating activities	$(33)	$—	$280	$507	$—	$754
Cash flows from investing activities:
Capital expenditures	—	—	(113)	(287)	—	(400)
Proceeds from sale of property/investments	—	—	2	14	—	16
Increase in restricted cash	—	—	—	(3)	—	(3)
Acquisition of minority held shares	—	—	—	(16)	—	(16)
Dividends from equity method investments in excess of earnings	—	—	—	37	—	37
Net cash used in investing activities	—	—	(111)	(255)	—	(366)
Cash flows from financing activities:
Net repayments under other short-term debt agreements	—	—	—	(38)	—	(38)
Dividend payments of consolidated affiliates to minority shareholders	—	—	—	(5)	—	(5)
Intercompany dividends and net increase (decrease) in intercompany obligations	134	—	(134)	—	—	—
Repurchase of ordinary shares	(150)	—	—	—	—	(150)
Net cash used in financing activities	(16)	—	(134)	(43)	—	(193)
Effect of exchange rate fluctuations on cash and cash equivalents	—	—	—	(35)	—	(35)
(Decrease) increase in cash and cash equivalents	(49)	—	35	174	—	160
Cash and cash equivalents at beginning of period	53	—	186	1,124	—	1,363
Cash and cash equivalents at end of period	$4	$—	$221	$1,298	$—	$1,523

20. SEGMENT REPORTING
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
Included below are sales and operating data for Delphi’s segments for the three and six months ended June 30, 2013 and 2012.

	Electrical/ Electronic Architecture	Powertrain Systems	Electronics and Safety	Thermal Systems	Eliminations and Other (1)	Total
	(in millions)
For the Three Months Ended June 30, 2013:
Net sales	$2,044	$1,161	$725	$373	$(63)	$4,240
EBITDA	$313	$186	$93	$23	$—	$615
Adjusted EBITDA	$325	$190	$107	$23	$—	$645
Depreciation and amortization	$59	$44	$18	$11	$—	$132
Operating income	$254	$142	$75	$12	$—	$483
Equity income	$4	$3	$—	$3	$—	$10
Net income attributable to noncontrolling interest	$10	$8	$—	$4	$—	$22

	Electrical/ Electronic Architecture	Powertrain Systems	Electronics and Safety	Thermal Systems	Eliminations and Other (1)	Total
	(in millions)
For the Three Months Ended June 30, 2012:
Net sales	$1,712	$1,246	$703	$399	$(63)	$3,997
EBITDA	$251	$202	$93	$35	$—	$581
Adjusted EBITDA	$254	$204	$94	$37	$—	$589
Depreciation and amortization	$37	$46	$20	$10	$—	$113
Operating income	$214	$156	$73	$25	$—	$468
Equity income (loss)	$6	$—	$—	$3	$(1)	$8
Net income attributable to noncontrolling interest	$10	$7	$—	$3	$—	$20

	Electrical/ Electronic Architecture	Powertrain Systems	Electronics and Safety	Thermal Systems	Eliminations and Other (1)	Total
	(in millions)
For the Six Months Ended June 30, 2013:
Net sales	$3,965	$2,268	$1,418	$733	$(120)	$8,264
EBITDA	$585	$340	$172	$46	$—	$1,143
Adjusted EBITDA	$610	$352	$197	$48	$—	$1,207
Depreciation and amortization	$113	$92	$36	$22	$—	$263
Operating income	$472	$248	$136	$24	$—	$880
Equity income	$7	$3	$—	$8	$—	$18
Net income attributable to noncontrolling interest	$20	$16	$—	$8	$—	$44

	Electrical/ Electronic Architecture	Powertrain Systems	Electronics and Safety	Thermal Systems	Eliminations and Other (1)	Total
	(in millions)
For the Six Months Ended June 30, 2012:
Net sales	$3,442	$2,510	$1,444	$818	$(125)	$8,089
EBITDA	$498	$402	$191	$68	$—	$1,159
Adjusted EBITDA	$503	$406	$193	$71	$—	$1,173
Depreciation and amortization	$73	$90	$42	$22	$—	$227
Operating income	$425	$312	$149	$46	$—	$932
Equity income (loss)	$9	$1	$—	$4	$(2)	$12
Net income attributable to noncontrolling interest	$18	$16	$—	$7	$—	$41

(1)	Eliminations and Other includes the elimination of inter-segment transactions.

The reconciliation of Adjusted EBITDA to EBITDA includes restructuring and other acquisition-related costs. The reconciliation of Adjusted EBITDA to net income attributable to Delphi for the three and six months ended June 30, 2013 and 2012 are as follows:

	Electrical/ Electronic Architecture	Powertrain Systems	Electronics and Safety	Thermal Systems	Eliminations and Other	Total
	(in millions)
For the Three Months Ended June 30, 2013:
Adjusted EBITDA	$325	$190	$107	$23	$—	$645
Restructuring	(8)	(4)	(14)	—	—	(26)
Other acquisition-related costs	(4)	—	—	—	—	(4)
EBITDA	$313	$186	$93	$23	$—	$615
Depreciation and amortization	(59)	(44)	(18)	(11)	—	(132)
Operating income	$254	$142	$75	$12	$—	483
Interest expense						(36)
Other income, net						5
Income before income taxes and equity income						452
Income tax expense						(73)
Equity income, net of tax						10
Net income						$389
Net income attributable to noncontrolling interest						22
Net income attributable to Delphi						$367

	Electrical/ Electronic Architecture	Powertrain Systems	Electronics and Safety	Thermal Systems	Eliminations and Other	Total
	(in millions)
For the Three Months Ended June 30, 2012:
Adjusted EBITDA	$254	$204	$94	$37	$—	$589
Restructuring	(3)	(2)	(1)	(2)	—	(8)
EBITDA	$251	$202	$93	$35	$—	$581
Depreciation and amortization	(37)	(46)	(20)	(10)	—	(113)
Operating income	$214	$156	$73	$25	$—	468
Interest expense						(33)
Other income, net						5
Income before income taxes and equity income						440
Income tax expense						(98)
Equity income, net of tax						8
Net income						$350
Net income attributable to noncontrolling interest						20
Net income attributable to Delphi						$330

	Electrical/ Electronic Architecture	Powertrain Systems	Electronics and Safety	Thermal Systems	Eliminations and Other	Total
	(in millions)
For the Six Months Ended June 30, 2013:
Adjusted EBITDA	$610	$352	$197	$48	$—	$1,207
Restructuring	(19)	(12)	(25)	(2)	—	(58)
Other acquisition-related costs	(6)	—	—	—	—	(6)
EBITDA	$585	$340	$172	$46	$—	$1,143
Depreciation and amortization	(113)	(92)	(36)	(22)	—	(263)
Operating income	$472	$248	$136	$24	$—	880
Interest expense						(72)
Other expense, net						(29)
Income before income taxes and equity income						779
Income tax expense						(110)
Equity income, net of tax						18
Net income						$687
Net income attributable to noncontrolling interest						44
Net income attributable to Delphi						$643

	Electrical/ Electronic Architecture	Powertrain Systems	Electronics and Safety	Thermal Systems	Eliminations and Other	Total
	(in millions)
For the Six Months Ended June 30, 2012:
Adjusted EBITDA	$503	$406	$193	$71	$—	$1,173
Restructuring	(5)	(4)	(2)	(3)	—	(14)
EBITDA	$498	$402	$191	$68	$—	$1,159
Depreciation and amortization	(73)	(90)	(42)	(22)	—	(227)
Operating income	$425	$312	$149	$46	$—	932
Interest expense						(68)
Other income, net						12
Income before income taxes and equity income						876
Income tax expense						(175)
Equity income, net of tax						12
Net income						$713
Net income attributable to noncontrolling interest						41
Net income attributable to Delphi						$672

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following management’s discussion and analysis of financial condition and results of operations (“MD&A”) is intended to help you understand the business operations and financial condition of the Company for the three and six months ended June 30, 2013. This discussion should be read in conjunction with Item 1. Financial Statements. Our MD&A is presented in eight sections:

•	Executive Overview

•	Consolidated Results of Operations

•	Results of Operations by Segment

•	Liquidity and Capital Resources

•	Off-Balance Sheet Arrangements

•	Contingencies and Environmental Matters

•	Recently Issued Accounting Pronouncements

•	Critical Accounting Estimates
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
Delphi's total net sales during the three and six months ended June 30, 2013 were $4.2 billion and $8.3 billion, a 6% and 2% increase compared to the same periods of 2012, respectively. In Europe, economic uncertainties continue to persist, resulting in a reduction in consumer demand for vehicles and further reductions in OEM vehicle production schedules, as well as reduced vehicle content, which in turn adversely affects sales and our results of operations. Our sales in Europe compared to the prior year period were flat in the three months ended June 30, 2013 and declined 6% in the six months ended June 30, 2013, reflecting these continued weak business conditions. However, our overall lean cost structure along with slightly improving sales in North America and above-market sales growth in the Asia Pacific region, specifically China, as well as incremental sales as a result of the Motorized Vehicle Division (“MVL”) acquisition in October 2012, enabled us to maintain strong gross margins consistent with the prior year period.
In light of the continued economic uncertainties, particularly in Europe, and as part of our continued efforts to optimize our industry leading cost structure and increase shareholder value, we initiated and committed to approximately $75 million of further restructuring actions, primarily in Europe, during the first quarter of 2013. These restructuring initiatives are in addition to approximately $300 million of restructuring programs initiated during the fourth quarter of 2012, bringing the overall commitments of our restructuring programs to approximately $375 million. Approximately 80% of the overall restructuring actions are in Europe, and are expected to be substantially completed by early 2014. Approximately $170 million of the total was recognized in the fourth quarter of 2012, with an additional $26 million and $58 million recognized in the three and six months ended June 30, 2013. While we continue to operate in a cyclical industry that is impacted by movements in the global economy, we believe our strong balance sheet coupled with our flexible cost structure will position us to capitalize on any strengthening of the global economy and improvements in OEM production volumes.
Trends, Uncertainties and Opportunities
Rate of economic recovery. Our business is directly related to automotive sales and automotive vehicle production by our customers. Automotive sales depend on a number of factors, including economic conditions. Although global automotive vehicle production increased approximately 6% from 2011 to 2012 and is expected to increase by an additional 2% in 2013, economic uncertainties persist in Europe, resulting in reduced consumer demand for vehicles and a decrease in vehicle production in Europe of 5% from 2011 to 2012 with an additional decline of 3% expected from 2012 to 2013. Continued

economic weakness in Europe or weakness in North America or Asia could result in a significant reduction in automotive sales and production by our customers, which would have an adverse effect on our business, results of operations and financial condition. Additionally, volatility in oil and gasoline prices negatively impacts consumer confidence and automotive sales, as well as the mix of future sales (from trucks and sport utility vehicles toward smaller, fuel-efficient passenger cars). While our diversified customer and geographic revenue base have well positioned us to withstand the impact of industry downturns and benefit from industry upturns, shifts to vehicles with less content would adversely impact our profitability.
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
Engineering, design & development. Our history and culture of innovation have enabled us to develop significant intellectual property and design and development expertise to provide advanced technology solutions that meet the demands of our customers. We have a team of more than 18,000 scientists, engineers and technicians as of December 31, 2012 focused on developing leading product solutions for our key markets, located at 15 major technical centers in Brazil, China, France, Germany, India, Luxembourg, Mexico, Poland, South Korea, the United Kingdom and the United States. We invest approximately $1.6 billion (which includes approximately $400 million of co-investment by customers and government agencies) annually in research and development and engineering, to maintain our portfolio of innovative products, and owned/held approximately 7,000 patents and protective rights as of December 31, 2012. We also encourage “open innovation” and collaborate extensively with peers in the industry, government agencies and academic institutions. Our technology competencies are recognized by both customers and suppliers, government agencies, who have co-invested approximately $400 million annually in new product development, accelerating the pace of innovation and reducing the risk associated with successful commercialization of technological breakthroughs.
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
We are focused on maintaining a low fixed cost structure that provides us flexibility to remain profitable despite decreases in industry volumes and at all points of the traditional vehicle industry production cycle. We believe that our lean cost structure will allow us to remain profitable at all points of the traditional vehicle industry production cycle. As a result, approximately 93% of our hourly workforce is located in low cost countries. Furthermore, we have substantial operational flexibility by leveraging a large workforce of temporary workers, which represented approximately 30% of the hourly workforce as of June 30, 2013. However, we will continue to adjust our cost structure and manufacturing footprint in response to continued economic uncertainties, as evidenced by the restructuring activities, including the actions related to the integration of MVL, we initiated in the fourth quarter of 2012 and continued in the first quarter of 2013. Assuming constant product mix and pricing, and based on our 2012 results, we estimate that our net income before depreciation and amortization (including long-lived asset and goodwill impairment), interest expense, other income (expense), net, income tax expense and equity income, net of tax (“EBITDA”) breakeven level would be reached if we experienced a 36% downturn to current product volumes.
We have a strong balance sheet with gross debt of approximately $2.4 billion and substantial liquidity of approximately $2.5 billion of cash and cash equivalents and available financing under our Revolving Credit Facility (as defined below in Liquidity and Capital Resources) as of June 30, 2013, and no significant U.S. defined benefit or workforce postretirement health care benefits and employer-paid postretirement basic life insurance benefits (“OPEB”) liabilities. We intend to maintain strong financial discipline targeting industry-leading earnings growth, cash flow generation and return on invested capital and to maintain sufficient liquidity to sustain our financial flexibility throughout the industry cycle.
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
Three and Six Months Ended June 30, 2013 versus Three and Six Months Ended June 30, 2012
The results of operations for the three and six months ended June 30, 2013 and 2012 were as follows:

	Three Months Ended June 30,					Six Months Ended June 30,
	2013		2012		Favorable/ (unfavorable)	2013		2012		Favorable/ (unfavorable)
	(dollars in millions)
Net sales	$4,240		$3,997		$243	$8,264		$8,089		$175
Cost of sales	3,464		3,272		(192)	6,803		6,645		(158)
Gross margin	776	18.3%	725	18.1%	51	1,461	17.7%	1,444	17.9%	17
Selling, general and administrative	241		230		(11)	471		458		(13)
Amortization	26		19		(7)	52		40		(12)
Restructuring	26		8		(18)	58		14		(44)
Operating income	483		468		15	880		932		(52)
Interest expense	(36)		(33)		(3)	(72)		(68)		(4)
Other income (expense), net	5		5		—	(29)		12		(41)
Income before income taxes and equity income	452		440		12	779		876		(97)
Income tax expense	(73)		(98)		25	(110)		(175)		65
Income before equity income	379		342		37	669		701		(32)
Equity income, net of tax	10		8		2	18		12		6
Net income	389		350		39	687		713		(26)
Net income attributable to noncontrolling interest	22		20		(2)	44		41		3
Net income attributable to Delphi	$367		$330		$37	$643		$672		$(29)

Total Net Sales
Below is a summary of our total net sales for the three months ended June 30, 2013 versus June 30, 2012.

	Three Months Ended June 30,			Variance Due To:
	2013	2012	Favorable/ (unfavorable)	Volume, net of contractual price reductions	FX	Commodity pass- through	Other	Total
	(in millions)			(in millions)
Total net sales	$4,240	$3,997	$243	$14	$15	$(7)	$221	$243

Total net sales for the three months ended June 30, 2013 increased 6% compared to the three months ended June 30, 2012. Volumes increased 2% for the period, but were offset by contractual price reductions, and net sales increased primarily due to increased sales resulting from the acquisition of MVL in October 2012, net of other divestitures, of approximately $213 million, reflected in Other above.
Below is a summary of our total net sales for the six months ended June 30, 2013 versus June 30, 2012.

	Six Months Ended June 30,			Variance Due To:
	2013	2012	Favorable/ (unfavorable)	Volume, net of contractual price reductions	FX	Commodity pass- through	Other	Total
	(in millions)			(in millions)
Total net sales	$8,264	$8,089	$175	$(247)	$(2)	$(4)	$428	$175

Total net sales for the six months ended June 30, 2013 increased 2% compared to the six months ended June 30, 2012. Although volumes decreased 2%, primarily as a result of continued OEM production volume reductions in Europe, net sales increased primarily as a result of the acquisition of MVL in October 2012, net of other divestitures, of approximately $421 million, reflected in Other above.

Operating Results
The information below summarizes the operating results for the three and six months ended June 30, 2013 as compared to the three and six months ended June 30, 2012.

Cost of Sales
Cost of sales is primarily comprised of material, labor, manufacturing overhead, freight, fluctuations in foreign currency exchange rates, product engineering, design and development expenses, depreciation and amortization, warranty costs and other operating expenses. Gross margin is revenue less cost of sales and gross margin percentage is gross margin as a percentage of net sales.
Cost of sales increased $192 million for the three months ended June 30, 2013 compared to the three months ended June 30, 2012, as summarized below.

	Three Months Ended June 30,				Variance Due To:
	2013		2012	Favorable/ (unfavorable)	Volume (a)	FX	Operational performance	Other	Total
	(dollars in millions)				(in millions)
Cost of sales	$3,464		$3,272	$(192)	$(84)	$(4)	$59	$(163)	$(192)
Gross margin	$776	0.1830188679	$725	$51	$(70)	$11	$59	$51	$51
Percentage of net sales	18.3%		18.1%

(a)	Presented net of contractual price reductions for gross margin variance.
The increase in cost of sales reflects increased volumes for the three month period, partially offset by operational performance, and the following items in Other above:

•	Increased costs of approximately $162 million resulting primarily from the acquisition of MVL in October 2012, net of other divestitures.

Cost of sales increased $158 million for the six months ended June 30, 2013 compared to the six months ended June 30, 2012, as summarized below.

	Six Months Ended June 30,			Variance Due To:
	2013	2012	Favorable/ (unfavorable)	Volume (a)	FX	Operational performance	Other	Total
	(dollars in millions)			(in millions)
Cost of sales	$6,803	$6,645	$(158)	$25	$5	$120	$(308)	$(158)
Gross margin	$1,461	$1,444	$17	$(222)	$3	$120	$116	$17
Percentage of net sales	17.7%	17.9%

(a)	Presented net of contractual price reductions for gross margin variance.
The increase in cost of sales reflects lower volumes for the six month period and operational performance, and the following items in Other above:

•	Increased costs of approximately $316 million resulting primarily from the acquisition of MVL in October 2012, net of other divestitures.

Selling, General and Administrative Expense

	Three Months Ended June 30,
	2013	2012	Favorable/ (unfavorable)
	(dollars in millions)
Selling, general and administrative expense	$241	$230	$(11)
Percentage of net sales	5.7%	5.8%

	Six Months Ended June 30,
	2013	2012	Favorable/ (unfavorable)
	(dollars in millions)
Selling, general and administrative expense	$471	$458	$(13)
Percentage of net sales	5.7%	5.7%

Selling, general and administrative expense (“SG&A”) includes administrative expenses, information technology costs and incentive compensation related costs, and remained essentially flat as a percentage of sales during the three and six months ended June 30, 2013 compared to 2012 due to a reduction in accruals for incentive compensation, offset by costs from the acquisition of MVL in October 2012.

Amortization

	Three Months Ended June 30,
	2013	2012	Favorable/ (unfavorable)
	(in millions)
Amortization	$26	$19	$(7)

	Six Months Ended June 30,
	2013	2012	Favorable/ (unfavorable)
	(in millions)
Amortization	$52	$40	$(12)

Amortization expense reflects the non-cash charge related to definite-lived intangible assets. The increase in amortization during the three and six months ended June 30, 2013 compared to 2012 resulted primarily from the acquisition of MVL in October 2012. In 2013, we expect to incur incremental, non-cash amortization charges of approximately $20 million, primarily as a result of the MVL acquisition.

Restructuring

	Three Months Ended June 30,
	2013	2012	Favorable/ (unfavorable)
	(dollars in millions)
Restructuring	$26	$8	$(18)
Percentage of net sales	0.6%	0.2%

	Six Months Ended June 30,
	2013	2012	Favorable/ (unfavorable)
	(dollars in millions)
Restructuring	$58	$14	$(44)
Percentage of net sales	0.7%	0.2%
The increase in restructuring expense in 2013 as compared to 2012 is due to the initiation in the fourth quarter of 2012 of various restructuring actions, primarily in Europe, in response to lower OEM production volumes in Europe and continued economic uncertainties. The restructuring actions include workforce reductions, as well as plant closures, and are expected to be substantially completed by early 2014.
Refer to Note 7. Restructuring to the consolidated financial statements for additional information.

Interest Expense

	Three Months Ended June 30,
	2013		2012	Favorable/ (unfavorable)
	(in millions)
Interest expense	$36	33,000,000	$33	$(3)

	Six Months Ended June 30,
	2013		2012	Favorable/ (unfavorable)
	(in millions)
Interest expense	$72	68,000,000	$68	$(4)

The increase in interest expense reflects the issuance of $800 million of 10-year unsecured senior notes in the first quarter of 2013 offset by a reduction in interest expense from the repayments of the senior secured Tranche B Term Loan.
Refer to Note 8. Debt to the consolidated financial statements for additional information.

Other Income, net

	Three Months Ended June 30,
	2013	2012	Favorable/ (unfavorable)
	(in millions)
Other (expense) income, net	$5	$5	$—

	Six Months Ended June 30,
	2013	2012	Favorable/ (unfavorable)
	(in millions)
Other (expense) income, net	$(29)	$12	$(41)

The decrease in other income, net for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012 is a result of Delphi amending its Credit Agreement and repaying the entire balance of the Tranche B Term Loan from the Original Credit Agreement, resulting in a loss on extinguishment of debt of $39 million.
Refer to Note 16. Other income, net and Note 8. Debt to the consolidated financial statements included herein for additional information.

Income Taxes

	Three Months Ended June 30,
	2013	2012	Favorable/ (unfavorable)
	(in millions)
Income tax expense	$73	$98	$25

	Six Months Ended June 30,
	2013	2012	Favorable/ (unfavorable)
	(in millions)
Income tax expense	$110	$175	$65

The Company’s tax rate is affected by the tax rates in the jurisdictions in which the Company operates, the relative amount of income earned by jurisdiction, jurisdictions with a statutory tax rate less than the U.S. rate of 35% and the relative amount of losses or income for which no tax benefit or expense was recognized due to a valuation allowance. The Company's geographic income mix was favorably impacted in 2013, as compared to 2012, primarily due to tax planning initiatives.
The effective tax rate was 16% and 22% for the three months ended June 30, 2013 and 2012, respectively. The effective tax rate for the three months ended June 30, 2013 was impacted by favorable geographic income mix primarily due to tax planning initiatives. The effective tax rate in the three months ended June 30, 2012 was impacted by a reduction of $3 million in withholding tax expense due to tax planning actions.

The effective tax rate was 14% and 20% for the six months ended June 30, 2013 and 2012, respectively. The American Taxpayer Relief Act of 2012 was enacted on January 2, 2013 which retroactively reinstated expired tax provisions known as tax extenders including the research and development tax credit. The income tax accounting effect, including any retroactive effect, of a tax law change is accounted for in the period of enactment, which in this case was the first quarter of 2013. As a result, the effective tax rate for the six months ended June 30, 2013 was impacted by a benefit of approximately $22 million related to the 2012 research and development credit. The effective tax rate in the six months ended June 30, 2012 was impacted by a reduction of $22 million in tax reserves due to resolution of open issues with tax authorities and a reduction of $14 million in withholding tax expense due to tax planning actions.

Equity Income

	Three Months Ended June 30,
	2013	2012	Favorable/ (unfavorable)
	(in millions)
Equity income, net of tax	$10	$8	$2

	Six Months Ended June 30,
	2013	2012	Favorable/ (unfavorable)
	(in millions)
Equity income, net of tax	$18	$12	$6

Equity income, net of tax reflects Delphi’s interest in the results of ongoing operations of entities accounted for as equity-method investments. Equity income increased during the three and six months ended June 30, 2013 as compared to the three and six months ended June 30, 2012 primarily due to improved performance of our Korean joint ventures.
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
The reconciliation of Adjusted EBITDA to EBITDA includes restructuring and other acquisition-related costs. The reconciliation of Adjusted EBITDA to net income attributable to Delphi for the three and six months ended June 30, 2013 and

2012 are as follows:

	Electrical/ Electronic Architecture	Powertrain Systems	Electronics and Safety	Thermal Systems	Eliminations and Other	Total
	(in millions)
For the Three Months Ended June 30, 2013:
Adjusted EBITDA	$325	$190	$107	$23	$—	$645
Restructuring	(8)	(4)	(14)	—	—	(26)
Other acquisition-related costs	(4)	—	—	—	—	(4)
EBITDA	$313	$186	$93	$23	$—	$615
Depreciation and amortization	(59)	(44)	(18)	(11)	—	(132)
Operating income	$254	$142	$75	$12	$—	483
Interest expense						(36)
Other income, net						5
Income before income taxes and equity income						452
Income tax expense						(73)
Equity income, net of tax						10
Net income						$389
Net income attributable to noncontrolling interest						22
Net income attributable to Delphi						$367

	Electrical/ Electronic Architecture	Powertrain Systems	Electronics and Safety	Thermal Systems	Eliminations and Other	Total
	(in millions)
For the Three Months Ended June 30, 2012:
Adjusted EBITDA	$254	$204	$94	$37	$—	$589
Restructuring	(3)	(2)	(1)	(2)	—	(8)
EBITDA	$251	$202	$93	$35	$—	$581
Depreciation and amortization	(37)	(46)	(20)	(10)	—	(113)
Operating income	$214	$156	$73	$25	$—	468
Interest expense						(33)
Other income, net						5
Income before income taxes and equity income						440
Income tax expense						(98)
Equity income, net of tax						8
Net income						$350
Net income attributable to noncontrolling interest						20
Net income attributable to Delphi						$330

	Electrical/ Electronic Architecture	Powertrain Systems	Electronics and Safety	Thermal Systems	Eliminations and Other	Total
	(in millions)
For the Six Months Ended June 30, 2013:
Adjusted EBITDA	$610	$352	$197	$48	$—	$1,207
Restructuring	(19)	(12)	(25)	(2)	—	(58)
Other acquisition-related costs	(6)	—	—	—	—	(6)
EBITDA	$585	$340	$172	$46	$—	$1,143
Depreciation and amortization	(113)	(92)	(36)	(22)	—	(263)
Operating income	$472	$248	$136	$24	$—	880
Interest expense						(72)
Other expense, net						(29)
Income before income taxes and equity income						779
Income tax expense						(110)
Equity income, net of tax						18
Net income						$687
Net income attributable to noncontrolling interest						44
Net income attributable to Delphi						$643

	Electrical/ Electronic Architecture	Powertrain Systems	Electronics and Safety	Thermal Systems	Eliminations and Other	Total
	(in millions)
For the Six Months Ended June 30, 2012:
Adjusted EBITDA	$503	$406	$193	$71	$—	$1,173
Restructuring	(5)	(4)	(2)	(3)	—	(14)
EBITDA	$498	$402	$191	$68	$—	$1,159
Depreciation and amortization	(73)	(90)	(42)	(22)	—	(227)
Operating income	$425	$312	$149	$46	$—	932
Interest expense						(68)
Other income, net						12
Income before income taxes and equity income						876
Income tax expense						(175)
Equity income, net of tax						12
Net income						$713
Net income attributable to noncontrolling interest						41
Net income attributable to Delphi						$672

Net sales, gross margin as a percentage of net sales and Adjusted EBITDA by segment for the three and six months ended June 30, 2013 and 2012 are as follows:
Net Sales by Segment

	Three Months Ended June 30,			Variance Due To:
	2013	2012	Favorable/ (unfavorable)	Volume, net of contractual price reductions	FX	Commodity Pass-through	Other	Total
	(in millions)			(in millions)
Electrical/Electronic Architecture	$2,044	$1,712	$332	$106	$4	$(8)	$230	$332
Powertrain Systems	1,161	1,246	(85)	(96)	5	—	6	(85)
Electronics and Safety	725	703	22	11	6	—	5	22
Thermal Systems	373	399	(26)	(13)	1	1	(15)	(26)
Eliminations and Other	(63)	(63)	—	6	(1)	—	(5)	—
Total	$4,240	$3,997	$243	$14	$15	$(7)	$221	$243
Included in Other above are increased sales of approximately $213 million related to the net impact of acquisitions and divestitures.

	Six Months Ended June 30,			Variance Due To:
	2013	2012	Favorable/ (unfavorable)	Volume, net of contractual price reductions	FX	Commodity Pass-through	Other	Total
	(in millions)			(in millions)
Electrical/Electronic Architecture	$3,965	$3,442	$523	$82	$(7)	$(5)	$453	$523
Powertrain Systems	2,268	2,510	(242)	(248)	1	—	5	(242)
Electronics and Safety	1,418	1,444	(26)	(39)	8	—	5	(26)
Thermal Systems	733	818	(85)	(47)	(3)	1	(36)	(85)
Eliminations and Other	(120)	(125)	5	5	(1)	—	1	5
Total	$8,264	$8,089	$175	$(247)	$(2)	$(4)	$428	$175
Included in Other above are increased sales of approximately $421 million related to the net impact of acquisitions and divestitures.
Gross Margin Percentage by Segment

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Electrical/Electronic Architecture	18.5%	18.0%	18.2%	17.8%
Powertrain Systems	19.8%	20.0%	18.9%	19.8%
Electronics and Safety	18.6%	17.1%	17.3%	16.7%
Thermal Systems	8.8%	11.8%	9.0%	11.4%
Eliminations and Other	—%	—%	—%	—%
Total	18.3%	18.1%	17.7%	17.9%

Adjusted EBITDA by Segment

	Three Months Ended June 30,			Variance Due To:
	2013	2012	Favorable/ (unfavorable)	Volume, net of contractual price reductions	Operational performance	Other	Total
	(in millions)			(in millions)
Electrical/Electronic Architecture	$325	$254	$71	$6	$6	$59	$71
Powertrain Systems	190	204	(14)	(50)	26	10	(14)
Electronics and Safety	107	94	13	(15)	24	4	13
Thermal Systems	23	37	(14)	(10)	2	(6)	(14)
Eliminations and Other	—	—	—	(1)	—	1	—
Total	$645	$589	$56	$(70)	$58	$68	$56
As noted in the table above, Adjusted EBITDA for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012 was impacted by volume and contractual price reductions including product mix, and operational performance improvements, as well as the following items included in Other in the table above:

•	$11 million of increase due to fluctuations in foreign currency exchange rates; and

•	$52 million due to acquisitions/divestitures primarily related to the October 2012 MVL acquisition.

	Six Months Ended June 30,			Variance Due To:
	2013	2012	Favorable/ (unfavorable)	Volume, net of contractual price reductions	Operational performance	Other	Total
	(in millions)			(in millions)
Electrical/Electronic Architecture	$610	$503	$107	$(25)	$31	$101	$107
Powertrain Systems	352	406	(54)	(124)	36	34	(54)
Electronics and Safety	197	193	4	(51)	46	9	4
Thermal Systems	48	71	(23)	(21)	6	(8)	(23)
Eliminations and Other	—	—	—	—	—	—	—
Total	$1,207	$1,173	$34	$(221)	$119	$136	$34
As noted in the table above, Adjusted EBITDA for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012 was impacted by volume and contractual price reductions including product mix, and operational performance improvements, as well as the following items included in Other in the table above:

•	$4 million of increase due to fluctuations in foreign currency exchange rates; and

•	$100 million due to acquisitions/divestitures primarily related to the October 2012 MVL acquisition.
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
As of June 30, 2013, we had cash and cash equivalents of $1.0 billion and net debt (defined as outstanding debt less cash and cash equivalents) of $1.4 billion. We also have access to additional liquidity pursuant to the terms of the $1.5 billion Revolving Credit Facility as described below. We expect existing cash, available liquidity and cash flows from operations to continue to be sufficient to fund our global operating activities, including restructuring payments, any mandatory payments required under the Credit Agreement as described below, and capital expenditures. We also continue to expect to be able to move funds between different countries to manage our global liquidity needs without material adverse tax implications, subject to current monetary policies and to the terms of the Credit Agreement. Based on this, we believe we possess sufficient liquidity to fund our operations and capital investments in 2013 and beyond.
Share Repurchases and Dividends from Equity Investees
In January 2012, the Board of Directors authorized a share repurchase program of up to $300 million of ordinary shares. The program was scheduled to terminate on the earlier of December 31, 2012 or when the Company attained $300 million of ordinary share repurchases, which was fully satisfied in September 2012. Subsequently, in September 2012, the Board of Directors authorized a new share repurchase program of up to $750 million of ordinary shares. This program will terminate when the Company attains $750 million of ordinary shares repurchases and provides for share repurchases in the open market or in privately negotiated transactions, depending on share price, market conditions and other factors, as determined by the Company. During the three months ended June 30, 2013, Delphi repurchased 2,445,583 shares at an average price of $49.12, which totaled approximately $120 million. During the six months ended June 30, 2013, Delphi repurchased 5,295,583 shares at an average price of $45.71, which totaled approximately $242 million. Approximately $405 million of share repurchases remain available under the program adopted in September 2012. During the three and six months ended June 30, 2012, Delphi repurchased 5,297,240 shares at an average price of $28.35, which totaled approximately $150 million. All repurchased shares were retired.
During the three and six months ended June 30, 2013, Delphi received a dividend of $11 million and $20 million from two of its equity method investments, respectively. The dividends were recognized as a reduction to the investment and represented a return on investment included in cash flows from operating activities. During the six months ended June 30, 2012, Delphi received a dividend of $62 million from one of its equity method investments. The dividend was recognized as a reduction to the investment with $25 million representing a return on investment included in cash flows from operating activities and $37 million representing a return of capital investment and included in cash flows from investing activities.
Dividends to Holders of Ordinary Shares
On February 26, 2013, the Board of Directors approved the initiation of dividend payments on its ordinary shares and declared a regular quarterly cash dividend of $0.17 per ordinary share that was paid in March 2013. In April 2013, the Board of Directors declared a regular quarterly cash dividend of $0.17 per ordinary share to shareholders of record at the close of business on May 15, 2013. On May 30, 2013, $53 million was paid to shareholders of record as of May 15, 2013. During the six months ended June 30, 2013, Delphi paid cash dividends of $106 million. In addition, in July 2013, the Board of Directors declared a regular quarterly cash dividend of $0.17 per ordinary share, payable on August 29, 2013 to shareholders of record at the close of business on August 16, 2013.
Credit Agreement
In March 2011, in conjunction with the redemption of membership interests from Class A and Class C membership interest holders, Delphi Corporation (the “Issuer”), a wholly-owned U.S. subsidiary of Delphi Automotive LLP, entered into a credit agreement with JPMorgan Chase Bank, N.A., as lead arranger and administrative agent, with respect to $3.0 billion in senior secured credit facilities (the “Original Credit Agreement”). The Original Credit Agreement was amended and restated on each of May 17, 2011, September 14, 2012 (as so amended and restated, the “2012 Credit Agreement”) and March 1, 2013. (The Original Credit Agreement and each amendment and restatement of the Original Credit Agreement are individually and collectively referred to herein as the “Credit Agreement”). The Original Credit Agreement provided for a senior secured 5-year term loan in an original amount of $258 million (the “Original Tranche A Term Loan” and, as subsequently modified from time to time, the “Tranche A Term Loan”), a senior secured 6-year term loan in an original amount of $950 million (the “Tranche B Term Loan”), and a $500 million revolving credit facility (as subsequently modified from time to time, the “Revolving Credit Facility”). Under the 2012 Credit Agreement, the Company increased the Revolving Credit Facility to $1.3 billion and the Original Tranche A Term Loan to $574 million. As a result of prior payments on the Tranche A Term Loan, the Company received incremental proceeds of $363 million under the 2012 Credit Agreement, which was used to pay a portion of the cost of acquiring MVL. On March 1, 2013, following the senior unsecured note issuance in February 2013 (as more fully described below), the Tranche B Term Loan was fully repaid, the Tranche A Term Loan was increased to $575 million, the Revolving Credit Facility was increased to $1.5 billion, and the terms of the Tranche A Term Loan and the Revolving Credit Facility were extended to March 1, 2018. These resulted in the recognition of a loss on debt extinguishment of $39 million during the six months ended June 30, 2013. Approximately $14 million in issuance costs were paid in conjunction with the March 2013 amendment. Unamortized debt issuance costs associated with the Tranche A Term Loan and Revolving Credit Facility of $30 million are being amortized over the term of the Credit Agreement, as extended pursuant to the March 1, 2013 amendment. At June 30, 2013 the Revolving Credit Facility was undrawn and Delphi had approximately $10 million in letters of credit issued under the Credit Agreement. The maximum amount drawn under the Revolving Credit Facility during the six months ended June 30, 2013 to manage intra-month working capital needs was $275 million. Letters of credit issued under the Credit Agreement reduce availability under the Revolving Credit Facility.

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

	Credit Agreement (June 30, 2013)		2012 Credit Agreement (December 31, 2012)
	LIBOR plus	ABR plus	LIBOR plus	ABR plus
Revolving Credit Facility	1.50%	0.50%	2.00%	1.00%
Tranche A Term Loan	1.50%	0.50%	2.00%	1.00%
Tranche B Term Loan	N/A	N/A	2.50%	1.50%
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
The interest rate period with respect to LIBOR interest rate options can be set at one-, two-, three-, or six-months as selected by the Issuer in accordance with the terms of the Credit Agreement (or other period as may be agreed by the applicable lenders), but payable no less than quarterly. The Issuer may elect to change the selected interest rate in accordance with the provisions of the Credit Agreement. As of June 30, 2013, the Issuer selected the one-month LIBOR interest rate option, as detailed in the table below, and the amounts outstanding, and rates effective as of June 30, 2013 were based on Delphi’s current credit rating and applicable margin for the Credit Agreement:

		Borrowings as of	Rates effective as of
	LIBOR plus	June 30, 2013	June 30, 2013
Revolving Credit Facility	1.50%	$—	—%
Tranche A Term Loan	1.50%	571	1.75%
The Issuer is obligated to make quarterly principal payments throughout the term of the Tranche A Term Loan according to the amortization schedule in the Credit Agreement. Borrowings under the Credit Agreement are prepayable at the Issuer's option without premium or penalty. The Credit Agreement also contains certain mandatory prepayment provisions in the event the Company receives net cash proceeds from any asset sale or casualty event. No mandatory prepayments, under these provisions, have been made or are due through June 30, 2013.
The Credit Agreement contains certain covenants that limit, among other things, the Company’s (and the Company’s subsidiaries’) ability to incur additional indebtedness or liens, to dispose of assets, to make certain investments, to prepay certain indebtedness and to pay dividends, or to make other distributions or redemptions/repurchases, in respect of the Company’s equity interests. In addition, the Credit Agreement requires that the Company maintain a consolidated leverage ratio (the ratio of Consolidated Total Indebtedness to Consolidated EBITDA, each as defined in the Credit Agreement) of less than 2.75 to 1.0. The Credit Agreement also contains events of default customary for financings of this type. The Company was in compliance with the Credit Agreement covenants as of June 30, 2013. At any time when Delphi Automotive PLC and Delphi Corporation have received investment grade credit ratings as specified in the Credit Agreement and other conditions in the Credit Agreement are met, all security interests on the collateral will be released, subject to potential reinstatement if the investment grade condition ceases to be satisfied. In addition, certain covenants shall not apply after Delphi Automotive PLC and Delphi Corporation have received investment grade credit ratings as specified in the Credit Agreement and no default has occurred or is continuing, provided that such covenants may be reinstated if the investment grade condition ceases to be satisfied.
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
The indenture governing the New Senior Notes limits, among other things, Delphi’s (and Delphi’s subsidiaries’) ability to incur additional indebtedness or liens, dispose of assets, make certain restricted payments or investments, enter into transactions with affiliates and merge with or into other entities. As of June 30, 2013, the Company was in compliance with the provisions of the New Senior Notes.
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
The indenture governing the 2013 Senior Notes limits, among other things, Delphi’s (and Delphi’s subsidiaries’) ability to incur liens, enter into sale and leaseback transactions and merge with or into other entities. As of June 30, 2013, the Company was in compliance with the provisions of the 2013 Senior Notes.
The senior notes are fully and unconditionally guaranteed, jointly and severally, by Delphi Automotive PLC and certain of its existing and future subsidiaries, subject to customary release provisions (other than in the case of Delphi Automotive PLC).
Other Financing
Accounts receivable factoring—Various accounts receivable factoring facilities are maintained in Europe and are accounted for as short-term debt. These uncommitted factoring facilities are available through various financial institutions. As of June 30, 2013 and December 31, 2012, $8 million and $19 million, respectively, were outstanding under these accounts receivable factoring facilities.
Capital leases and other—As of June 30, 2013 and December 31, 2012, approximately $47 million and approximately $106 million, respectively, of other debt issued by certain non-U.S. subsidiaries and capital lease obligations were outstanding.
Government Programs—Delphi commonly seeks manufacturing development and financial assistance incentive programs that may be awarded by government entities. Delphi has numerous technology and manufacturing development programs that are competitively awarded from agencies of the U.S. Federal Government. These U.S. based programs are from the U.S. Department of Transportation (“DOT”), the U.S. Department of Energy (“DOE”), and the U.S. Department of Defense (“DoD”). We received over $4 million from these Federal agencies in the six months ended June 30, 2013 for work performed. We continue to pursue many technology development programs by bidding on competitively procured programs from DOT, DOE and DoD. Some of these programs were bid with us being the lead or “Prime Contractor”, and some were bid with us as a “Subrecipient” to the Prime Contractor.
Additionally, during the three months ended June 30, 2013, we received approximately $22 million of capital spending reimbursement related to a specific 2010-2013 capital spending initiative which added manufacturing equipment capacity and employees to a Delphi facility located in eastern Europe.
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
Operating Activities. Net cash provided by operating activities totaled $672 million and $754 million for the six months ended June 30, 2013 and 2012, respectively. The $82 million decrease primarily reflects lower earnings, increased working capital requirements, and the timing of accrued amounts related to the VCP, the final amount of which was paid out in its entirety during the six months ended June 30, 2013. Cash flow from operating activities for the six months ended June 30, 2013 consisted of net earnings of $687 million increased by $302 million for non-cash charges for depreciation and amortization and extinguishment of debt, offset by $393 million related to changes in operating assets and liabilities, net of restructuring and pension contributions. Cash flow from operating activities for the six months ended June 30, 2012 consisted of net earnings of $713 million increased by $227 million for non-cash charges for depreciation and amortization, offset by $255 million related to changes in operating assets and liabilities, net of restructuring and pension contributions.
Investing Activities. Net cash used in investing activities totaled $327 million and $366 million for the years ended June 30, 2013 and 2012, respectively. The decrease is primarily due to the decrease in capital expenditures of $64 million, partially offset by $37 million of dividends from equity method investments in excess of earnings received in the six months ended June 30, 2012.
Financing Activities. Net cash used in financing activities totaled $440 million and $193 million for the six months ended June 30, 2013 and 2012, respectively. The increase in net cash used in financing activities during the six months ended June 30, 2013 compared to the six months ended June 30, 2012 is primarily due to the use of an incremental $90 million of cash on hand in 2013 as compared to 2012 to repurchase ordinary shares and the $106 million payment of cash dividends on Delphi's ordinary shares. Additionally, the net proceeds of approximately $790 million received from the issuance of the 5.00% senior unsecured notes due in 2023 were used in conjunction with the amendment of the 2012 Credit Agreement to pay off in its entirety the $773 million of the Tranche B Term Loan.
Off-Balance Sheet Arrangements
We do not engage in any off-balance sheet financial arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contingencies and Environmental Matters
The information concerning contingencies, including environmental contingencies and the amount currently held in reserve for environmental matters, contained in Note 10. Commitments and Contingencies to the unaudited consolidated financial statements included in Part I, Item 1 of this report is incorporated herein by reference.

Recently Issued Accounting Pronouncements
The information concerning recently issued accounting pronouncements contained in Note 2. Significant Accounting Policies, to the unaudited consolidated financial statements included in Part 1, Item 1 of this report is incorporated herein by reference.

Critical Accounting Estimates
There have been no significant changes in our critical accounting estimates during the three and six months ended June 30, 2013.

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
As of June 30, 2013, the Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated, for disclosure purposes, changes to the Company’s internal control over financial reporting that occurred during the six months ended June 30, 2013 that have materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting. As noted in our Annual Report on Form 10-K, management has excluded the acquired operations of the Motorized Vehicle Division of FCI (“MVL”) from its assessment of the effectiveness of the Company's internal control over financial reporting as MVL was acquired during the fourth quarter of 2012. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective to provide reasonable assurance that the desired control objectives were achieved as of June 30, 2013.
Changes in Internal Control over Financial Reporting
Except as noted below, there were no material changes in the Company’s internal controls over financial reporting during the six months ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.
During the three months ended June 30, 2013, the Company implemented a global financial consolidations software system, and maintained and monitored appropriate internal controls during the implementation period. The Company believes that its internal control environment has been enhanced as a result of this implementation.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
A summary of our ordinary shares repurchased during the three months ended June 30, 2013, is shown below:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (in millions) (3)
April 1, 2013 to April 30, 2013	—	$—	—	$525
May 1, 2013 to May 31, 2013	889,712	48.16	889,712	482
June 1, 2013 to June 30, 2013	1,555,871	49.67	1,555,871	405
Total	2,445,583	49.12	2,445,583

(1)
The total number of shares purchased under Board authorized plans are described in footnote (3) below. The number of shares purchased excludes 7,691 shares granted for vested RSUs during the three months ended June 30, 2013 that were withheld to cover withholding taxes.

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
Dated: July 31, 2013