Form 10-Q
period 2013-09-30
Delphi Automotive PLC
filed 2013-11-05
CIK 1521332

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________________________________________________
FORM 10-Q
__________________________________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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
The number of the registrant’s ordinary shares outstanding, $0.01 par value per share as of November 1, 2013, was 307,717,560.

DELPHI AUTOMOTIVE PLC

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
DELPHI AUTOMOTIVE PLC
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in millions, except per share amounts)
Net sales	$4,017	$3,663	$12,281	$11,752
Operating expenses:
Cost of sales	3,338	3,058	10,141	9,703
Selling, general and administrative	228	215	699	673
Amortization	27	20	79	60
Restructuring (Note 7)	37	3	95	17
Total operating expenses	3,630	3,296	11,014	10,453
Operating income	387	367	1,267	1,299
Interest expense	(34)	(32)	(106)	(100)
Other income (expense), net (Note 16)	4	3	(25)	15
Income before income taxes and equity income	357	338	1,136	1,214
Income tax expense	(72)	(52)	(182)	(227)
Income before equity income	285	286	954	987
Equity income, net of tax	8	6	26	18
Net income	293	292	980	1,005
Net income attributable to noncontrolling interest	22	23	66	64
Net income attributable to Delphi	$271	$269	$914	$941
Basic net income per share:
Basic net income per share attributable to Delphi	$0.88	$0.84	$2.93	$2.89
Weighted average number of basic shares outstanding	309.68	320.93	312.08	325.00
Diluted net income per share:
Diluted net income per share attributable to Delphi	$0.87	$0.84	$2.92	$2.89
Weighted average number of diluted shares outstanding	310.62	321.28	312.87	325.28

Cash dividends declared per share	$0.17	$—	$0.51	$—

See notes to consolidated financial statements.

DELPHI AUTOMOTIVE PLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in millions)
Net income	$293	$292	$980	$1,005
Other comprehensive (loss) income:
Currency translation adjustments	113	82	(4)	9
Net change in unrecognized gain (loss) on derivative instruments, net of tax (Note 14)	10	26	(29)	62
Employee benefit plans adjustment, net of tax	(5)	(1)	11	(2)
Other comprehensive income (loss)	118	107	(22)	69
Comprehensive income	411	399	958	1,074
Comprehensive income attributable to noncontrolling interests	25	24	69	64
Comprehensive income attributable to Delphi	$386	$375	$889	$1,010

See notes to consolidated financial statements.

DELPHI AUTOMOTIVE PLC
CONSOLIDATED BALANCE SHEETS

	September 30, 2013	December 31,
	(Unaudited)	2012
	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$1,053	$1,105
Restricted cash	5	8
Accounts receivable, net	2,856	2,425
Inventories (Note 3)	1,233	1,066
Other current assets (Note 4)	640	623
Total current assets	5,787	5,227
Long-term assets:
Property, net	2,982	2,860
Investments in affiliates	217	231
Intangible assets, net (Note 2)	742	803
Goodwill (Note 2)	485	473
Other long-term assets (Note 4)	598	582
Total long-term assets	5,024	4,949
Total assets	$10,811	$10,176
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt (Note 8)	$59	$140
Accounts payable	2,504	2,278
Accrued liabilities (Note 5)	1,294	1,241
Total current liabilities	3,857	3,659
Long-term liabilities:
Long-term debt (Note 8)	2,359	2,324
Pension benefit obligations	909	929
Other long-term liabilities (Note 5)	463	434
Total long-term liabilities	3,731	3,687
Total liabilities	7,588	7,346
Commitments and contingencies (Note 10)
Shareholders’ equity:
Preferred shares, $0.01 par value per share, 50,000,000 shares authorized, none issued and outstanding	—	—
Ordinary shares, $0.01 par value per share, 1,200,000,000 shares authorized, 308,080,000 and 315,299,183 issued and outstanding as of September 30, 2013 and December 31, 2012, respectively	3	3
Additional paid-in-capital	1,718	1,723
Retained earnings	1,287	856
Accumulated other comprehensive loss	(262)	(237)
Total Delphi shareholders’ equity	2,746	2,345
Noncontrolling interest	477	485
Total shareholders’ equity	3,223	2,830
Total liabilities and shareholders’ equity	$10,811	$10,176

See notes to consolidated financial statements.

DELPHI AUTOMOTIVE PLC
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
	September 30, 2013
	2013	2012
	(in millions)
Cash flows from operating activities:
Net income	$980	$1,005
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	322	280
Amortization	79	60
Amortization of deferred issuance costs	8	13
Restructuring expense, net of cash paid	(11)	(45)
Deferred income taxes	23	18
Pension and other postretirement benefit expenses	62	49
Income from equity method investments, net of dividends received	4	8
Loss on extinguishment of debt	39	1
Gain on sale of assets	(11)	(4)
Share-based compensation	36	20
Changes in operating assets and liabilities:
Accounts receivable, net	(431)	(87)
Inventories	(167)	(69)
Other assets	(43)	(23)
Accounts payable	306	(22)
Accrued and other long-term liabilities	(19)	9
Other, net	(42)	(3)
Pension contributions	(65)	(42)
Net cash provided by operating activities	1,070	1,168
Cash flows from investing activities:
Capital expenditures	(512)	(563)
Proceeds from sale of property / investments	24	18
Cost of business and technology acquisitions, net of cash acquired	(10)	—
Decrease (increase) in restricted cash	3	(2)
Acquisition of minority held shares	—	(16)
Dividends from equity method investments in excess of earnings	—	37
Net cash used in investing activities	(495)	(526)
Cash flows from financing activities:
Net repayments under other short-term debt agreements	(79)	(16)
Proceeds from issuance of senior secured term loans, net of issuance costs	560	(5)
Repayment under long-term debt agreements	(1,349)	—
Proceeds from issuance of senior notes, net of issuance costs	788	—
Dividend payments of consolidated affiliates to minority shareholders	(26)	(39)
Repurchase of ordinary shares	(353)	(300)
Distribution of cash dividends	(159)	—
Taxes withheld and paid on employees' restricted share awards	(14)	—
Net cash used in financing activities	(632)	(360)
Effect of exchange rate fluctuations on cash and cash equivalents	5	(11)
(Decrease) increase in cash and cash equivalents	(52)	271
Cash and cash equivalents at beginning of the period	1,105	1,363
Cash and cash equivalents at end of the period	$1,053	$1,634
See notes to consolidated financial statements.

DELPHI AUTOMOTIVE PLC
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (Unaudited)

	Ordinary Shares
	Number of Shares	Amount	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Delphi Shareholders’ Equity	Noncontrolling Interest	Total Shareholders’ Equity
	(in millions)
Balance at January 1, 2013	315	$3	$1,723	$856	$(237)	$2,345	$485	$2,830
Net income	—	—	—	914	—	914	66	980
Other comprehensive loss	—	—	—	—	(25)	(25)	3	(22)
Dividends on ordinary shares	—	—	2	(161)	—	(159)	—	(159)
Dividend payments of consolidated affiliates to minority shareholders	—	—	—	—	—	—	(77)	(77)
Taxes withheld on employees' restricted share award vestings	—	—	(3)	—	—	(3)	—	(3)
Repurchase of ordinary shares	(7)	—	(40)	(322)	—	(362)	—	(362)
Share based compensation	—	—	36	—	—	36	—	36
Balance at September 30, 2013	308	$3	$1,718	$1,287	$(262)	$2,746	$477	$3,223

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
During the three and nine months ended September 30, 2013, Delphi received dividends of $10 million and $30 million from two of its equity method investments, respectively. The dividends were recognized as a reduction to the investment and represented a return on investment included in cash flows from operating activities. During the nine months ended

September 30, 2012, Delphi received a dividend of $62 million from one of its equity method investments. The dividend was recognized as a reduction to the investment with $25 million representing a return on investment included in cash flows from operating activities and $37 million representing a return of capital investment and included in cash flows from investing activities.
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
Intangible Assets—Intangible assets were $742 million and $803 million as of September 30, 2013 and December 31, 2012, respectively. Delphi amortizes definite-lived intangible assets over their estimated useful lives. Delphi has definite-lived intangible assets related to patents and developed technology, customer relationships, trade names and in-process research and development. Delphi does not amortize indefinite-lived in-process research and development, but tests for impairment annually, or more frequently when indicators of potential impairment exist. Costs to renew or extend the term of acquired intangible assets are recognized as expense as incurred. Amortization expense was $27 million and $79 million for the three and nine months ended September 30, 2013 and $20 million and $60 million for the three and nine months ended September 30, 2012, respectively.
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
The impairment test involves first qualitatively assessing goodwill for impairment. If the qualitative assessment is not met the Company then performs a quantitative assessment by first comparing the fair value of each reporting unit to its carrying value, including goodwill. Fair value reflects the price a market participant would be willing to pay in a potential sale of the reporting unit. If the fair value exceeds carrying value, no goodwill impairment has occurred. If the carrying value of the reporting unit exceeds its fair value, a second step is required to measure possible goodwill impairment loss. The second step includes hypothetically valuing the tangible and intangible assets and liabilities of the reporting unit as if the reporting unit had been acquired in a business combination. Then, the implied fair value of the reporting unit's goodwill is compared to the carrying value of that goodwill. If the carrying value of the reporting unit's goodwill exceeds the implied fair value of the goodwill, the Company recognizes an impairment loss in an amount equal to the excess, not to exceed the carrying value. Goodwill was $485 million and $473 million as of September 30, 2013 and December 31, 2012, respectively.
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
Customer concentrations—As reflected in the table below, net sales to GM and Volkswagen Group (“VW”), Delphi's two largest customers, totaled approximately 28% and 27% for the three and nine months ended September 30, 2013 and 29% and 29% for the three and nine months ended September 30, 2012 of our total net sales, respectively.

	Percentage of Total Net Sales				Accounts and Other Receivables
	Three Months Ended September 30,		Nine Months Ended September 30,		September 30, 2013	December 31, 2012
	2013	2012	2013	2012
					(in millions)
GM	18%	18%	17%	18%	$514	$382
VW	10%	11%	10%	11%	218	109
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

3. INVENTORIES
Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or market, including direct material costs and direct and indirect manufacturing costs. A summary of inventories is shown below:

	September 30, 2013	December 31, 2012
	(in millions)
Productive material	$675	$586
Work-in-process	145	128
Finished goods	413	352
Total	$1,233	$1,066

4. ASSETS
Other current assets consisted of the following:

	September 30, 2013	December 31, 2012
	(in millions)
Value added tax receivable	$181	$194
Deferred income taxes	153	148
Prepaid insurance and other expenses	75	86
Reimbursable engineering costs	63	52
Notes receivable	44	22
Debt issuance costs (Note 8)	10	17
Income and other taxes receivable	74	47
Deposits to vendors	11	15
Derivative financial instruments (Note 14)	9	21
Other	20	21
Total	$640	$623
Other long-term assets consisted of the following:

	September 30, 2013	December 31, 2012
	(in millions)
Deferred income taxes	$269	$281
Debt issuance costs (Note 8)	46	55
Income and other taxes receivable	102	88
Reimbursable engineering costs	87	50
Value added tax receivable	30	33
Derivative financial instruments (Note 14)	4	6
Other	60	69
Total	$598	$582

5. LIABILITIES
Accrued liabilities consisted of the following:

	September 30, 2013	December 31, 2012
	(in millions)
Payroll-related obligations	$305	$259
Employee benefits, including current pension obligations	102	123
Executive long-term incentive plan (Note 18)	—	20
Income and other taxes payable	210	261
Warranty obligations (Note 6)	76	92
Restructuring (Note 7)	119	118
Customer deposits	29	35
Deferred income taxes	16	12
Derivative financial instruments (Note 14)	28	12
Accrued interest	29	9
Dividends payable of consolidated affiliates to minority shareholders	51	—
Other	329	300
Total	$1,294	$1,241
Other long-term liabilities consisted of the following:

	September 30, 2013	December 31, 2012
	(in millions)
Environmental (Note 10)	$20	$18
Extended disability benefits	13	12
Warranty obligations (Note 6)	93	74
Restructuring (Note 7)	31	45
Payroll-related obligations	11	11
Accrued income taxes	32	38
Deferred income taxes	210	185
Derivative financial instruments (Note 14)	10	1
Other	43	50
Total	$463	$434

6. WARRANTY OBLIGATIONS
Expected warranty costs for products sold are recognized at the time of sale of the product based on its estimate of the amount that eventually will be required to settle such obligations. These accruals are based on factors such as past experience, production changes, industry developments and various other considerations. This estimate is adjusted from time to time based on facts and circumstances that impact the status of existing claims. Delphi has recognized its best estimate for its total aggregate warranty reserves across all of its operating segments as of September 30, 2013. The estimated reasonably possible amount to ultimately resolve all matters is not materially different from the recorded reserves as of September 30, 2013.

The table below summarizes the activity in the product warranty liability for the nine months ended September 30, 2013:

Warranty Obligations
(in millions)
Accrual balance at beginning of period	$166
Provision for estimated warranties incurred during the period	52
Provision for changes in estimate for pre-existing warranties	(2)
Settlements made during the period (in cash or in kind)	(50)
Foreign currency translation and other	3
Accrual balance at end of period	$169
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
In the fourth quarter of 2012, Delphi initiated and committed to approximately $300 million of various restructuring programs which includes costs related to the integration of the Motorized Vehicle Division (“MVL”) acquisition that are intended to further improve Delphi's industry leading cost structure. As part of Delphi's continued efforts to optimize its cost structure, during the first quarter of 2013, an additional $75 million of restructuring actions were initiated, bringing the overall commitments of Delphi's restructuring programs to approximately $375 million. Approximately 80% of the restructuring actions are in Europe, including workforce reductions as well as plant closures, and are expected to be substantially completed during 2014. Approximately $170 million of the total restructuring was recognized in the fourth quarter of 2012, and in the three and nine months ended September 30, 2013 Delphi recorded employee related and other restructuring charges totaling $37 million and $95 million, respectively. Restructuring charges for employee separation and termination benefits are paid either over the severance period or in a lump sum in accordance with either statutory requirements or individual agreements. Delphi incurred cash expenditures for these restructuring actions of approximately $90 million in the nine months ended September 30, 2013, and expects future cash expenditures in 2013 of approximately $70 million.
The following table summarizes the restructuring charges recorded for the three and nine months ended September 30, 2013 and 2012 by operating segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
Segment	2013	2012	2013	2012
	(in millions)
Electrical/Electronic Architecture	$7	$1	$26	$6
Powertrain Systems	8	—	20	4
Electronics and Safety	19	1	44	3
Thermal Systems	3	1	5	4
Total	$37	$3	$95	$17

The table below summarizes the activity in the restructuring liability for the nine months ended September 30, 2013:

	Employee Termination Benefits Liability	Other Exit Costs Liability	Total
	(in millions)
Accrual balance at January 1, 2013	$157	$6	$163
Provision for estimated expenses incurred during the period	94	1	95
Payments made during the period	(103)	(3)	(106)
Foreign currency and other	(2)	—	(2)
Accrual balance at September 30, 2013	$146	$4	$150

8. DEBT
The following is a summary of debt outstanding, net of discounts of approximately $0 million and $4 million related to the Tranche A Term Loan and the Tranche B Term Loan, defined below, as of September 30, 2013 and December 31, 2012:

	September 30, 2013	December 31, 2012
	(in millions)
Accounts receivable factoring	$—	$19
5.875%, senior notes, due 2019	500	500
6.125%, senior notes, due 2021	500	500
5.00%, senior notes, due 2023	800	—
Tranche A Term Loan, due 2018	568	567
Tranche B Term Loan, due 2017	—	772
Capital leases and other	50	106
Total debt	2,418	2,464
Less: current portion	(59)	(140)
Long-term debt	$2,359	$2,324
Credit Agreement
In March 2011, in conjunction with the redemption of membership interests from Class A and Class C membership interest holders, Delphi Corporation (the “Issuer”), a wholly-owned U.S. subsidiary of Delphi Automotive LLP, entered into a credit agreement with JPMorgan Chase Bank, N.A., as lead arranger and administrative agent, with respect to $3.0 billion in senior secured credit facilities (the “Original Credit Agreement”). The Original Credit Agreement was amended and restated on each of May 17, 2011, September 14, 2012 (as so amended and restated, the “2012 Credit Agreement”) and March 1, 2013. (The Original Credit Agreement and each amendment and restatement of the Original Credit Agreement are individually and collectively referred to herein as the “Credit Agreement”). The Original Credit Agreement provided for a senior secured 5-year term loan in an original amount of $258 million (the “Original Tranche A Term Loan” and, as subsequently modified from time to time, the “Tranche A Term Loan”), a senior secured 6-year term loan in an original amount of $950 million (the “Tranche B Term Loan”), and a $500 million revolving credit facility (as subsequently modified from time to time, the “Revolving Credit Facility”). Under the 2012 Credit Agreement, the Company increased the Revolving Credit Facility to $1.3 billion and the Original Tranche A Term Loan to $574 million. As a result of prior payments on the Tranche A Term Loan, the Company received incremental proceeds of $363 million under the 2012 Credit Agreement, which was used to pay a portion of the cost of acquiring MVL. On March 1, 2013, following the senior unsecured note issuance in February 2013 (as more fully described below), the Tranche B Term Loan was fully repaid, the Tranche A Term Loan was increased to $575 million, the Revolving Credit Facility was increased to $1.5 billion, and the terms of the Tranche A Term Loan and the Revolving Credit Facility were extended to March 1, 2018. These resulted in the recognition of a loss on debt extinguishment of $39 million during the nine months ended September 30, 2013. Approximately $14 million in issuance costs were paid in conjunction with the March 2013 amendment. Unamortized debt issuance costs associated with the Tranche A Term Loan and Revolving Credit Facility of $28 million are being amortized over the term of the Credit Agreement, as extended pursuant to the March 1, 2013 amendment. At September 30, 2013 the Revolving Credit Facility was undrawn and Delphi had approximately $10 million in letters of credit issued under the Credit Agreement. Letters of credit issued under the Credit Agreement reduce availability under the Revolving Credit Facility.
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

	Credit Agreement (September 30, 2013)		2012 Credit Agreement (December 31, 2012)
	LIBOR plus	ABR plus	LIBOR plus	ABR plus
Revolving Credit Facility	1.50%	0.50%	2.00%	1.00%
Tranche A Term Loan	1.50%	0.50%	2.00%	1.00%
Tranche B Term Loan	N/A	N/A	2.50%	1.50%
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
The interest rate period with respect to LIBOR interest rate options can be set at one-, two-, three-, or six-months as selected by the Issuer in accordance with the terms of the Credit Agreement (or other period as may be agreed by the applicable lenders), but payable no less than quarterly. The Issuer may elect to change the selected interest rate in accordance with the provisions of the Credit Agreement. As of September 30, 2013, the Issuer selected the one-month LIBOR interest rate option, as detailed in the table below, and the amounts outstanding, and rates effective as of September 30, 2013 were based on Delphi’s current credit rating and applicable margin for the Credit Agreement:

		Borrowings as of	Rates effective as of
	LIBOR plus	September 30, 2013	September 30, 2013
Revolving Credit Facility	1.50%	$—	—%
Tranche A Term Loan	1.50%	568	1.6875%
The Issuer is obligated to make quarterly principal payments throughout the term of the Tranche A Term Loan according to the amortization schedule in the Credit Agreement. Borrowings under the Credit Agreement are prepayable at the Issuer's option without premium or penalty. The Credit Agreement also contains certain mandatory prepayment provisions in the event the Company receives net cash proceeds from any asset sale or casualty event. No mandatory prepayments under these provisions have been made or are due through September 30, 2013.
The Credit Agreement contains certain covenants that limit, among other things, the Company’s (and the Company’s subsidiaries’) ability to incur additional indebtedness or liens, to dispose of assets, to make certain investments, to prepay certain indebtedness and to pay dividends, or to make other distributions or redemptions/repurchases, in respect of the Company’s equity interests. In addition, the Credit Agreement requires that the Company maintain a consolidated leverage ratio (the ratio of Consolidated Total Indebtedness to Consolidated EBITDA, each as defined in the Credit Agreement) of less than 2.75 to 1.0. The Credit Agreement also contains events of default customary for financings of this type. The Company was in compliance with the Credit Agreement covenants as of September 30, 2013. At any time when Delphi Automotive PLC and Delphi Corporation have received investment grade credit ratings as specified in the Credit Agreement and other conditions in the Credit Agreement are met, all security interests on the collateral will be released, subject to potential reinstatement if the investment grade condition ceases to be satisfied. In addition, certain covenants shall not apply after Delphi Automotive PLC and Delphi Corporation have received investment grade credit ratings as specified in the Credit Agreement and no default has occurred or is continuing, provided that such covenants may be reinstated if the investment grade condition ceases to be satisfied.
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
The indenture governing the New Senior Notes limits, among other things, Delphi’s (and Delphi’s subsidiaries’) ability to incur additional indebtedness or liens, dispose of assets, make certain restricted payments or investments, enter into transactions with affiliates and merge with or into other entities. As of September 30, 2013, the Company was in compliance with the provisions of the New Senior Notes.
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
The indenture governing the 2013 Senior Notes limits, among other things, Delphi’s (and Delphi’s subsidiaries’) ability to incur liens, enter into sale and leaseback transactions and merge with or into other entities. As of September 30, 2013, the Company was in compliance with the provisions of the 2013 Senior Notes.
The senior notes are fully and unconditionally guaranteed, jointly and severally, by Delphi Automotive PLC and certain of its existing and future subsidiaries, subject to customary release provisions (other than in the case of Delphi Automotive PLC).
Other Financing
Accounts receivable factoring—Various accounts receivable factoring facilities are maintained in Europe and are accounted for as short-term debt. These factoring facilities are available through various financial institutions. Additionally, during the three months ended September 30, 2013, Delphi entered into a new accounts receivable factoring agreement in Europe to replace and consolidate current European factoring facilities. The new agreement is a €350 million committed facility and borrowings under the new program are subject to the availability of eligible accounts receivable. As of September 30, 2013 and December 31, 2012, $0 million and $19 million, respectively, were outstanding under European accounts receivable factoring facilities.
Capital leases and other—As of September 30, 2013 and December 31, 2012, approximately $50 million and approximately $106 million, respectively, of other debt issued by certain non-U.S. subsidiaries and capital lease obligations were outstanding.
Interest—Cash paid for interest related to amounts outstanding totaled $78 million and $74 million for the nine months ended September 30, 2013 and 2012, respectively.

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

The amounts shown below reflect the defined benefit pension expense for the three and nine months ended September 30, 2013 and 2012:

	Non-U.S. Plans		U.S. Plans
	Three Months Ended September 30,
	2013	2012	2013	2012
	(in millions)
Service cost	$13	$11	$—	$—
Interest cost	22	22	—	—
Expected return on plan assets	(17)	(17)	—	—
Amortization of actuarial losses	1	—	—	—
Net periodic benefit cost	$19	$16	$—	$—

	Non-U.S. Plans		U.S. Plans
	Nine Months Ended September 30,
	2013	2012	2013	2012
	(in millions)
Service cost	$41	$34	$—	$—
Interest cost	65	63	1	2
Expected return on plan assets	(52)	(50)	—	—
Amortization of actuarial losses	5	—	—	—
Net periodic benefit cost	$59	$47	$1	$2
Other postretirement benefit obligations were approximately $10 million and $15 million at September 30, 2013 and December 31, 2012, respectively.

10. COMMITMENTS AND CONTINGENCIES
Environmental Matters
Delphi is subject to the requirements of U.S. federal, state, local and non-U.S. environmental and safety and health laws and regulations. As of September 30, 2013 and December 31, 2012, the undiscounted reserve for environmental investigation and remediation was approximately $23 million (of which $3 million was recorded in accrued liabilities and $20 million was recorded in other long-term liabilities) and $21 million (of which $3 million was recorded in accrued liabilities and $18 million was recorded in other long-term liabilities). Delphi cannot ensure that environmental requirements will not change or become more stringent over time or that its eventual environmental remediation costs and liabilities will not exceed the amount of its current reserves. In the event that such liabilities were to significantly exceed the amounts recorded, Delphi’s results of operations could be materially affected. At September 30, 2013, the difference between the recorded liabilities and the reasonably possible range of loss was not material.
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
Brazil Matters
Delphi conducts significant business operations in Brazil that are subject to the Brazilian federal labor, social security, environmental, tax and customs laws, as well as a variety of state and local laws. While Delphi believes it complies with such laws, they are complex, subject to varying interpretations, and the Company is often engaged in litigation with government agencies regarding the application of these laws to particular circumstances. As of September 30, 2013, the majority of claims asserted against Delphi in Brazil relate to such litigation. The remaining claims relate to commercial and labor litigation with private parties in Brazil. As of September 30, 2013, claims totaling approximately $200 million (using September 30, 2013 foreign currency rates) have been asserted against Delphi in Brazil. As of September 30, 2013, the Company maintains accruals for these asserted claims of $33 million (using September 30, 2013 foreign currency rates). The amounts accrued represent claims that are deemed probable of loss and are reasonably estimable based on the Company’s analyses and assessment of the asserted claims and prior experience with similar matters. While the Company believes its accruals are adequate, the final amounts required to resolve these matters could differ materially from the Company’s recorded estimates and Delphi’s results of operations could be materially affected.

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

	Nine Months Ended September 30,
	2013	2012
	(in millions)
Notional U.S. federal income taxes at statutory rate	$398	$425
Income taxed at other rates	(219)	(192)
Change in valuation allowance	—	(1)
Other change in tax reserves	(5)	(12)
Withholding taxes	38	11
Tax credits	(48)	(12)
Change in tax law	12	6
Other adjustments	6	2
Total income tax expense	$182	$227
Effective tax rate	16%	19%
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
The effective tax rate was 16% and 19% for the nine months ended September 30, 2013 and 2012, respectively. The American Taxpayer Relief Act of 2012 was enacted on January 2, 2013 which retroactively reinstates expired tax provisions known as tax extenders including the research and development tax credit. The income tax accounting effect, including any retroactive effect, of a tax law change is accounted for in the period of enactment, which in this case was the first quarter of 2013. As a result, the effective tax rate for the nine months ended September 30, 2013 was impacted by a benefit of approximately $22 million related to the 2012 research and development credit in addition to the 2013 research and development credit. On July 17, 2013, the United Kingdom-Finance Bill of 2013 became law as the Finance Act 2013 (the "U.K. Finance Act"). The U.K. Finance Act provides for a reduction to the corporate income tax rate from 23% to 21% effective April 1, 2014, with a further reduction to 20% effective April 1, 2015. The impact of this legislation was recorded as a discrete item during the third quarter of 2013, the period of enactment, and resulted in increased tax expense of approximately $12 million for the nine months ended September 30, 2013 due to the resultant impact on the net deferred tax asset balances. The effective tax rate in the nine months ended September 30, 2012 was impacted by a reduction of $22 million in tax reserves due to resolution of open issues with tax authorities, an increase of $10 million primarily related to non-U.S. transfer pricing positions, an increase of $6 million related to a reduction to the corporate income tax rate in the United Kingdom from 25% to 23% and a reduction of $14 million in withholding tax expense related to 2012 non-U.S. tax planning actions.
Cash paid or withheld for income taxes was $215 million and $228 million for the nine months ended September 30, 2013 and 2012 respectively.

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
Delphi Automotive LLP filed U.S. federal partnership tax returns for 2009, 2010, and 2011. The IRS is currently reviewing whether Section 7874 applies to Delphi Automotive LLP’s acquisition of the automotive supply and other businesses of the Predecessor. The Company believes, after consultation with counsel, that neither Delphi Automotive LLP nor Delphi Automotive PLC should be treated as a domestic corporation for U.S. federal income tax purposes, and intends to vigorously contest any assertion by the IRS to the contrary, including through litigation if the Company were unable to reach a satisfactory resolution with the IRS. However, no assurance can be given that the IRS will not contend, or that a court would not conclude, that Delphi Automotive LLP, and therefore Delphi Automotive PLC, should be treated as a domestic corporation for U.S. federal income tax purposes. No accrual for this matter has been recorded as of September 30, 2013.
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
Net Income Per Share
Basic net income per share is computed by dividing net income attributable to Delphi by the weighted average number of ordinary shares outstanding during the period. Diluted net income per share reflects the weighted average dilutive impact of all potentially dilutive securities from the date of issuance and is computed using the treasury stock method by dividing net income attributable to Delphi by the diluted weighted average number of ordinary shares outstanding. For all periods presented, the calculation of net income per share contemplates the dilutive impacts, if any, of the Company’s share-based compensation plans. Refer to Note 18. Share-Based Compensation for additional information. For all applicable periods presented, the effect of the Value Creation Plan (“VCP”) awards was anti-dilutive and therefore excluded from the calculation of diluted net income per share, as discussed in Note 18. Share-Based Compensation.

Weighted Average Shares
The following table illustrates net income per share attributable to Delphi and the weighted average shares outstanding used in calculating basic and diluted income per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in millions, except per share data)
Numerator:
Net income attributable to Delphi	$271	$269	$914	$941
Denominator:
Weighted average ordinary shares outstanding, basic	309.68	320.93	312.08	325.00
Dilutive shares related to Restricted Stock Units ("RSUs")	0.94	0.35	0.79	0.28
Weighted average ordinary shares outstanding, including dilutive shares	310.62	321.28	312.87	325.28
Net income per share attributable to Delphi:
Basic	$0.88	$0.84	$2.93	$2.89
Diluted	$0.87	$0.84	$2.92	$2.89
Anti-dilutive securities share impact:	—	3.50	—	3.16
Share Repurchase Program
In January 2012, the Board of Directors authorized a share repurchase program of up to $300 million of ordinary shares. The program was scheduled to terminate on the earlier of December 31, 2012 or when the Company attained $300 million of ordinary share repurchases, which was fully satisfied in September 2012. Subsequently, in September 2012, the Board of Directors authorized a new share repurchase program of up to $750 million of ordinary shares. This program will terminate when the Company attains $750 million of ordinary share repurchases and provides for share repurchases in the open market or in privately negotiated transactions, depending on share price, market conditions and other factors, as determined by the Company. A summary of the ordinary shares repurchased during the three and nine months ended September 30, 2013 and September 30, 2012 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Total Number of Shares Repurchased	2,120,000	5,443,213	7,415,583	10,740,453
Average Price Paid per Share	$56.50	$29.78	$48.80	$29.08
Total (in millions)	$120	$162	$362	$312
As of September 30, 2013, approximately $285 million of share repurchases remained available under the program adopted in September 2012. Additionally, during the period from October 1, 2013 to October 31, 2013, the Company repurchased 397,589 shares at a weighted average share price of $57.85 pursuant to an automatic trading plan with set trading instructions established by the Company, leaving approximately $262 million remaining available under the September 2012 share repurchase program. All repurchased shares were retired, and are reflected as a reduction of ordinary share capital for the par value of the shares, with the excess applied as reductions to additional paid-in capital and retained earnings.
Dividends
On February 26, 2013, the Board of Directors approved the initiation of dividend payments on its ordinary shares and declared a regular quarterly cash dividend. During the nine months ended September 30, 2013, the Company declared and paid cash dividends per common share as follows:

	2013
	Dividend	Amount
Three months ended:	Per Share	(in millions)
September 30	$0.17	$53
June 30	0.17	53
March 31	0.17	53
Total	$0.51	$159
Other
Prior to the completion of the initial public offering on November 22, 2011, net income and other changes to membership interests were allocated to the respective outstanding classes based on the cumulative distribution provisions of the Fourth Amended and Restated Limited Liability Partnership Agreement of Delphi Automotive LLP (the “Fourth LLP Agreement”).
Under the terms of the Acquisition and the Fourth LLP Agreement, if cumulative distributions to the members of Delphi Automotive LLP under certain provisions of the Fourth LLP Agreement exceed $7.2 billion, Delphi, as disbursing agent on behalf of DPHH, is required to pay to the holders of allowed general unsecured claims against the Predecessor, $32.50 for every $67.50 in excess of $7.2 billion distributed to the members, up to a maximum amount of $300 million. This contingency is not considered probable of occurring as of September 30, 2013.

13. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The changes in accumulated other comprehensive income (loss) attributable to Delphi (net of tax) for the three and nine months ended September 30, 2013 and September 30, 2012 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in millions)
Foreign currency translation adjustments:
Balance at beginning of period	$(179)	$(193)	$(62)	$(120)
Aggregate adjustment for the period	110	82	(7)	9
Balance at end of period	(69)	(111)	(69)	(111)

Gains (losses) on derivatives:
Balance at beginning of period	$(25)	$(9)	$14	$(45)
Other comprehensive income before reclassifications (net tax effect of $10 million, $15 million, $9 million and $35 million)	4	24	(29)	59
Reclassification to income (net tax effect of $5 million, $0 million, $1 million and $1 million)	6	2	—	3
Balance at end of period	(15)	17	(15)	17

Pension and postretirement plans:
Balance at beginning of period	$(173)	$(19)	$(189)	$(18)
Other comprehensive income before reclassifications (net tax effect of $2 million, $0 million, $2 million and $0 million)	(7)	—	6	(1)
Reclassification to income (net tax effect of $0 million, $0 million, $1 million and $0 million)	2	(1)	5	(1)
Balance at end of period	(178)	(20)	(178)	(20)

Accumulated other comprehensive (loss) income, end of period	(262)	(114)	(262)	(114)
Reclassifications from accumulated other comprehensive income to income for the three and nine months ended September 30, 2013 were as follows:

Reclassification out of Accumulated Other Comprehensive Income
Details about Accumulated Other Comprehensive Income Components	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013	Affected Line Item in the Statement of Operations
	(in millions)
Gains (losses) on derivatives:
Commodity derivatives	$(8)	$(17)	Cost of Sales
Foreign currency derivatives	5	19	Cost of Sales
Foreign currency derivatives	(8)	(3)	Other Income
	(11)	(1)	Total loss before income taxes
	5	1	Income tax benefit (expense)
	(6)	—	Net loss
	—	—	Net income attributable to noncontrolling interest
	$(6)	$—	Net loss attributable to Delphi

Pension and postretirement plans:
Actuarial gains/(losses)	$(2)	$(6)	(1)
	(2)	(6)	Total loss before income taxes
	—	1	Income tax benefit
	(2)	(5)	Net loss
	—	—	Net income attributable to noncontrolling interest
	$(2)	$(5)	Net loss attributable to Delphi

Total reclassifications for the period	$(8)	$(5)

(1)	These accumulated other comprehensive loss components are included in the computation of net periodic pension cost (see Note 9. Pension Benefits for additional details).

14. DERIVATIVES AND HEDGING ACTIVITIES
Delphi is exposed to market risk, such as fluctuations in foreign currency exchange rates, commodity prices and changes in interest rates, which may result in cash flow risks. To manage the volatility relating to these exposures, Delphi aggregates the exposures on a consolidated basis to take advantage of natural offsets. For exposures that are not offset within its operations, Delphi enters into various derivative transactions pursuant to its risk management policies, which prohibit holding or issuing derivative financial instruments for speculative purposes, and designation of derivative instruments is performed on a transaction basis to support hedge accounting. The changes in fair value of these hedging instruments are offset in part or in whole by corresponding changes in the fair value or cash flows of the underlying exposures being hedged. Delphi assesses the initial and ongoing effectiveness of its hedging relationships in accordance with its documented policy. As of September 30, 2013, Delphi has entered into derivative instruments to hedge cash flows extending out to October 2015.

As of September 30, 2013, the Company had the following outstanding notional amounts related to commodity and foreign currency forward contracts that were entered into to hedge forecasted exposures:

Commodity	Quantity Hedged	Unit of Measure
	(in thousands)
Copper	87,633	pounds
Primary Aluminum	34,425	pounds
Secondary Aluminum	19,021	pounds

Foreign Currency	Quantity Hedged	Unit of Measure	Notional Amount (Approximate USD Equivalent)
	(in millions)
Mexican Peso	10,856	MXN	$830
Euro	181	EUR	245
Polish Zloty	322	PLN	105
New Turkish Lira	214	TRY	105
Brazilian Real	193	BRL	85
Chinese Yuan Renminbi	406	CNY	65
Hungarian Forint	10,877	HUF	50
Romanian Leu	138	RON	40
The Company had additional commodity and foreign currency forward contracts with notional amounts that individually amounted to less than $10 million.
The fair value of derivative financial instruments recorded in the consolidated balance sheets as of September 30, 2013 and December 31, 2012 are as follows:

	Asset Derivatives		Liability Derivatives		Net Amounts of Assets and Liabilities Presented in the Balance Sheet
	Balance Sheet Location	September 30, 2013	Balance Sheet Location	September 30, 2013	September 30, 2013
	(in millions)
Designated derivatives instruments:
Commodity derivatives	Other Current Assets	$1	Accrued Liabilities	$16
Foreign currency derivatives*	Other Current Assets	8	Other Current Assets	2	6
Foreign currency derivatives*	Accrued Liabilities	5	Accrued Liabilities	15	(10)
Commodity derivatives	Other Long-Term Assets	1	Other Long-Term Liabilities	4
Foreign currency derivatives*	Other Long-Term Assets	4	Other Long-Term Assets	1	3
Foreign currency derivatives*	Other Long-Term Liabilities	1	Other Long-Term Liabilities	7	(6)
Total		$20		$45
Derivatives not designated:
Foreign currency derivatives*	Other Current Assets	$3	Other Current Assets	$1	2
Foreign currency derivatives*	Accrued Liabilities	—	Accrued Liabilities	2	(2)
Total		$3		$3

	Asset Derivatives		Liability Derivatives		Net Amounts of Assets and Liabilities Presented in the Balance Sheet
	Balance Sheet Location	December 31, 2012	Balance Sheet Location	December 31, 2012	December 31, 2012
	(in millions)
Designated derivatives instruments:
Commodity derivatives	Other Current Assets	$2	Accrued Liabilities	$7
Foreign currency derivatives*	Other Current Assets	24	Other Current Assets	5	19
Foreign currency derivatives*	Accrued Liabilities	—	Accrued Liabilities	5	(5)
Commodity derivatives	Other Long-Term Assets	1	Other Long-Term Liabilities	1
Foreign currency derivatives*	Other Long-Term Assets	7	Other Long-Term Assets	2	5
Total		$34		$20
Derivatives not designated:
None
 * Derivative instruments within this category are subject to master netting arrangements and are presented on a net basis in the consolidated balance sheets in accordance with accounting guidance related to the offsetting of amounts related to certain contracts.
The fair value of Delphi’s derivative financial instruments was in a net liability position as of September 30, 2013 and net asset position as of December 31, 2012. The change from a net asset as of December 31, 2012 to a net liability position at September 30, 2013 is primarily due to unfavorable movements in the forward rates of certain foreign currencies and commodities.
The effect of derivative financial instruments in the consolidated statement of operations and consolidated statement of comprehensive income for the three months ended September 30, 2013 is as follows:

Three Months Ended September 30, 2013	Gain (Loss) Recognized in OCI (Effective Portion)	Loss Reclassified from OCI into Income (Effective Portion)	Gain Recognized in Income (Ineffective Portion Excluded from Effectiveness Testing)
	(in millions)
Designated derivatives instruments:
Commodity derivatives	$24	$(8)	$—
Foreign currency derivatives	(10)	(3)	—
Total	$14	$(11)	$—

Gain Recognized in Income
Derivatives not designated:
Commodity derivatives	$—
Foreign currency derivatives	1
Total	$1

The effect of derivative financial instruments in the consolidated statement of operations and consolidated statement of comprehensive income for the three months ended September 30, 2012 is as follows:

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
The effect of derivative financial instruments in the consolidated statement of operations and consolidated statement of comprehensive income for the nine months ended September 30, 2013 is as follows:

Nine Months Ended September 30, 2013	Loss Recognized in OCI (Effective Portion)	(Loss) Gain Reclassified from OCI into Income (Effective Portion)	Gain Recognized in Income (Ineffective Portion Excluded from Effectiveness Testing)
	(in millions)
Designated derivatives instruments:
Commodity derivatives	$(31)	$(17)	$—
Foreign currency derivatives	(7)	16	—
Total	$(38)	$(1)	$—

Gain Recognized in Income
Derivatives not designated:
Commodity derivatives	$—
Foreign currency derivatives	1
Total	$1
The effect of derivative financial instruments in the consolidated statement of operations and consolidated statement of comprehensive income for the nine months ended September 30, 2012 is as follows:

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
The gain or loss reclassified from OCI into income for the effective portion of designated derivative instruments and the gain or loss recognized in income for the ineffective portion of designated derivative instruments excluded from effectiveness testing were recorded to cost of sales and other income in the consolidated statements of operations for the three and nine months ended September 30, 2013 and 2012. The gain or loss recognized in income for non-designated derivative instruments was recorded in other income, net and cost of goods sold for the three and nine months ended September 30, 2013 and 2012.
Gains and losses on derivatives qualifying as cash flow hedges are recorded in OCI, to the extent that hedges are effective, until the underlying transactions are recognized in earnings. Unrealized amounts in accumulated OCI will fluctuate based on changes in the fair value of hedge derivative contracts at each reporting period. Loss included in accumulated OCI as of September 30, 2013 was approximately $16 million (approximately $15 million net of tax). Of this loss, approximately $11 million is expected to be included in cost of sales within the next 12 months, $1 million is expected to be included in other income within the next 12 months and $4 million is expected to be included in cost of sales in subsequent periods. Cash flow hedges are discontinued when Delphi determines it is no longer probable that the originally forecasted transactions will occur. The amount included in cost of sales related to hedge ineffectiveness was insignificant for the three and nine months ended September 30, 2013 and 2012, respectively.

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
As of September 30, 2013 and December 31, 2012, Delphi was in a net derivative liability position of $25 million and a net asset position of $14 million, respectively, and no significant adjustments were recorded for nonperformance risk based on the application of peer companies’ CDS rates and because Delphi’s exposures were to counterparties with investment grade credit ratings.

As of September 30, 2013 and December 31, 2012, Delphi had the following assets measured at fair value on a recurring basis:

	Total	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
	(in millions)
As of September 30, 2013
Commodity derivatives	$2	$—	$2	$—
Foreign currency derivatives	11	—	11	—
Total	$13	$—	$13	$—
As of December 31, 2012:
Commodity derivatives	$3	$—	$3	$—
Foreign currency derivatives	24	—	24	—
Total	$27	$—	$27	$—
As of September 30, 2013 and December 31, 2012, Delphi had the following liabilities measured at fair value on a recurring basis:

	Total	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
	(in millions)
As of September 30, 2013
Commodity derivatives	$20	$—	$20	$—
Foreign currency derivatives	18	—	18	—
Total	$38	$—	$38	$—
As of December 31, 2012:
Commodity derivatives	$8	$—	$8	$—
Foreign currency derivatives	5	—	5	—
Total	$13	$—	$13	$—
Financial Instruments
Delphi’s non-derivative financial instruments include debt, which consists of its accounts receivable factoring arrangements, capital leases and other debt issued by Delphi’s non-U.S. subsidiaries, the Tranche A Term Loan, the Tranche B Term Loan (prior to its payoff on March 1, 2013) and the senior notes. The fair value of debt is based on quoted market prices for instruments with public market data or significant other observable inputs for instruments without a quoted public market price (Level 2). As of September 30, 2013 and December 31, 2012, total debt was recorded at $2,418 million and $2,464 million, respectively, and had estimated fair values of $2,517 million and $2,557 million, respectively. For all other financial instruments recorded at September 30, 2013 and December 31, 2012, fair value approximates book value.
Fair Value Measurements on a Nonrecurring Basis
In addition to items that are measured at fair value on a recurring basis, Delphi also has items in its balance sheet that are measured at fair value on a nonrecurring basis. As these items are not measured at fair value on a recurring basis, they are not included in the tables above. Nonfinancial assets and liabilities that are measured at fair value on a nonrecurring basis include long-lived assets, intangible assets, asset retirement obligations, share-based compensation and liabilities for exit or disposal activities measured at fair value upon initial recognition. No significant impairment charges were recorded during the nine months ended September 30, 2013 and 2012. Fair value of long-lived assets is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved and a review of appraisals. As such, Delphi has determined that the fair value measurements of long-lived assets fall in Level 3 of the fair value hierarchy.

16. OTHER INCOME, NET
Other income, net included:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in millions)
Interest income	$4	$5	$11	$14
Loss on extinguishment of debt	—	(1)	(39)	(1)
Other, net	—	(1)	3	2
Other income (expense), net	$4	$3	$(25)	$15
As further discussed in Note 8. Debt, during the nine months ended September 30, 2013, Delphi amended its Credit Agreement and repaid the entire balance of the Tranche B Term Loan from the Original Credit Agreement, resulting in a loss on extinguishment of debt of $39 million.

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
The pro forma effects of this acquisition would not materially impact Delphi's reported results for any period presented, and as a result no pro forma financial statements are presented.
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
Other
During the three months ended September 30, 2013, Delphi sold a European manufacturing facility that was closed as a result of its overall restructuring program, and received proceeds of approximately $20 million and recognized a gain on the disposal of approximately $11 million in cost of sales.

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
On April 25, 2013, Delphi granted 37,674 RSUs to the Board of Directors at a grant date fair value of approximately $2 million. The grant date fair value was determined based on the closing price of the Company's ordinary shares on April 25, 2013. The RSUs will vest on April 2, 2014, the day before the 2014 annual meeting of shareholders.
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
A summary of activity, including award grants, vesting and forfeitures is provided below

	RSUs	Weighted Average Grant Date Fair Value
	(in thousands)
Outstanding, January 1, 2013	1,899	$31.09
Granted	1,505	41.51
Vested	(285)	29.26
Forfeited	(188)	34.16
Outstanding, September 30, 2013	2,931	36.41
Delphi recognized compensation expense of $10 million ($8 million, net of tax) and $8 million ($6 million, net of tax) based on the Company’s best estimate of ultimate performance against the respective targets during the three months ended September 30, 2013 and 2012, respectively. Delphi recognized compensation expense of $34 million ($26 million, net of tax) and $20 million ($15 million, net of tax) based on the Company’s best estimate of ultimate performance against the respective targets during the nine months ended September 30, 2013 and 2012, respectively. Delphi will continue to recognize compensation expense, based on the grant date fair value of the awards applied to the Company’s best estimate of ultimate performance against the respective targets, over the requisite vesting periods of the awards. Based on the grant date fair value of the awards and the Company’s best estimate of ultimate performance against the respective targets as of September 30, 2013, unrecognized compensation expense on a pretax basis of approximately $73 million is anticipated to be recognized through February 2016. For the nine months ended September 30, 2013 and 2012, respectively, approximately $3 million and $0 million of cash was paid and reflected as a financing activity in the statements of cash flows related to the minimum statutory tax withholding for vested RSUs.
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
Approximately $200 million of the VCP awards were settled in cash during the year ended December 31, 2012 and approximately $31 million (including $11 million of taxes to be paid) that remained in accrued liabilities as of December 31,

2012 related to certain legal entities was paid out in the first quarter of 2013. The cash flow impacts for the nine months ended September 30, 2013 and 2012 were $31 million and $0 million, respectively. Final settlement of the awards for Delphi's officers was comprised of a combination of cash and ordinary shares. On December 31, 2012, 717,230 ordinary shares were issued to Delphi's officers, of which 290,798 ordinary shares were withheld to cover U.S. withholding taxes. For the nine months ended September 30, 2013 and 2012, respectively, approximately $11 million and $0 million of cash was paid and reflected as a financing activity in the statements of cash flows related to the minimum statutory tax withholding for the vested ordinary shares. Delphi recognized compensation expense based on estimates of the enterprise value over the requisite vesting periods of the awards. Compensation expense recognized during the three and nine months ended September 30, 2012 totaled $27 million ($20 million, net of tax) and $107 million ($80 million, net of tax), respectively.
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

Statement of Operations Three Months Ended September 30, 2013

	Parent Companies	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Net sales	$—	$—	$1,368	$2,993	$(344)	$4,017
Operating expenses:
Cost of sales	—	—	1,203	2,483	(348)	3,338
Selling, general and administrative	41	—	43	143	1	228
Amortization	—	—	14	13	—	27
Restructuring	—	—	3	34	—	37
Total operating expenses	41	—	1,263	2,673	(347)	3,630
Operating (loss) income	(41)	—	105	320	3	387
Interest expense	(15)	(47)	(16)	(3)	47	(34)
Other income (expense), net	15	15	1	17	(44)	4
(Loss) income before income taxes and equity income	(41)	(32)	90	334	6	357
Income tax benefit (expense)	—	12	(27)	(56)	(1)	(72)
(Loss) income before equity income	(41)	(20)	63	278	5	285
Equity in net income of affiliates	—	—	—	8	—	8
Equity in net income (loss) of subsidiaries	312	74	—	—	(386)	—
Net income (loss)	271	54	63	286	(381)	293
Net income attributable to noncontrolling interest	—	—	—	22	—	22
Net income (loss) attributable to Delphi	$271	$54	$63	$264	$(381)	$271

Statement of Operations Nine Months Ended September 30, 2013

	Parent Companies	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Net sales	$—	$—	$4,084	$9,210	$(1,013)	$12,281
Operating expenses:
Cost of sales	—	—	3,556	7,611	(1,026)	10,141
Selling, general and administrative	120	—	145	432	2	699
Amortization	—	—	41	38	—	79
Restructuring	—	—	10	85	—	95
Total operating expenses	120	—	3,752	8,166	(1,024)	11,014
Operating (loss) income	(120)	—	332	1,044	11	1,267
Interest expense	(41)	(141)	(47)	(9)	132	(106)
Other income (expense), net	45	9	2	49	(130)	(25)
(Loss) income before income taxes and equity income	(116)	(132)	287	1,084	13	1,136
Income tax benefit (expense)	—	49	(69)	(158)	(4)	(182)
(Loss) income before equity income	(116)	(83)	218	926	9	954
Equity in net income of affiliates	—	—	—	26	—	26
Equity in net income (loss) of subsidiaries	1,030	252	—	—	(1,282)	—
Net income (loss)	914	169	218	952	(1,273)	980
Net income attributable to noncontrolling interest	—	—	—	66	—	66
Net income (loss) attributable to Delphi	$914	$169	$218	$886	$(1,273)	$914

Statement of Operations Three Months Ended September 30, 2012

	Parent Companies	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Net sales	$—	$—	$1,339	$2,696	$(372)	$3,663
Operating expenses:
Cost of sales	—	—	1,158	2,277	(377)	3,058
Selling, general and administrative	33	—	66	117	(1)	215
Amortization	—	—	14	6	—	20
Restructuring	—	—	1	2	—	3
Total operating expenses	33	—	1,239	2,402	(378)	3,296
Operating (loss) income	(33)	—	100	294	6	367
Interest expense	(18)	(47)	(15)	(3)	51	(32)
Other income (expense), net	16	28	(2)	12	(51)	3
(Loss) income before income taxes and equity income	(35)	(19)	83	303	6	338
Income tax benefit (expense)	—	7	(22)	(35)	(2)	(52)
(Loss) income before equity income	(35)	(12)	61	268	4	286
Equity in net income of affiliates	—	—	—	6	—	6
Equity in net income (loss) of subsidiaries	304	61	—	—	(365)	—
Net income (loss)	269	49	61	274	(361)	292
Net income attributable to noncontrolling interest	—	—	—	23	—	23
Net income (loss) attributable to Delphi	$269	$49	$61	$251	$(361)	$269

Statement of Operations Nine Months Ended September 30, 2012

	Parent Companies	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Net sales	$—	$—	$4,234	$8,667	$(1,149)	$11,752
Operating expenses:
Cost of sales	—	—	3,614	7,253	(1,164)	9,703
Selling, general and administrative	96	—	214	364	(1)	673
Amortization	—	—	41	19	—	60
Restructuring	—	—	5	12	—	17
Total operating expenses	96	—	3,874	7,648	(1,165)	10,453
Operating (loss) income	(96)	—	360	1,019	16	1,299
Interest expense	(53)	(129)	(38)	(10)	130	(100)
Other income (expense), net	38	73	(2)	36	(130)	15
(Loss) income before income taxes and equity income	(111)	(56)	320	1,045	16	1,214
Income tax benefit (expense)	—	21	(85)	(158)	(5)	(227)
(Loss) income before equity income	(111)	(35)	235	887	11	987
Equity in net income of affiliates	—	—	—	18	—	18
Equity in net income (loss) of subsidiaries	1,052	235	—	—	(1,287)	—
Net income (loss)	941	200	235	905	(1,276)	1,005
Net income attributable to noncontrolling interest	—	—	—	64	—	64
Net income (loss) attributable to Delphi	$941	$200	$235	$841	$(1,276)	$941

Statement of Comprehensive Income Three Months Ended September 30, 2013

	Parent Companies	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Net income (loss)	$271	$54	$63	$286	$(381)	$293
Other comprehensive income (loss):
Currency translation adjustments	—	—	—	113	—	113
Net change in unrecognized gain (loss) on derivative instruments, net of tax	—	—	12	(2)	—	10
Employee benefit plans adjustment, net of tax	—	—	—	(5)	—	(5)
Other comprehensive income	—	—	12	106	—	118
Equity in other comprehensive income (loss) of subsidiaries	115	12	—	—	(127)	—
Comprehensive income (loss)	386	66	75	392	(508)	411
Comprehensive income attributable to noncontrolling interests	—	—	—	25	—	25
Comprehensive income (loss) attributable to Delphi	$386	$66	$75	$367	$(508)	$386

Statement of Comprehensive Income Nine Months Ended September 30, 2013

	Parent Companies	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Net income (loss)	$914	$169	$218	$952	$(1,273)	$980
Other comprehensive income (loss):
Currency translation adjustments	—	—	—	(4)	—	(4)
Net change in unrecognized gain on derivative instruments, net of tax	—	—	(27)	(2)	—	(29)
Employee benefit plans adjustment, net of tax	—	—	—	11	—	11
Other comprehensive (loss) income	—	—	(27)	5	—	(22)
Equity in other comprehensive (loss) income of subsidiaries	(25)	(27)	—	—	52	—
Comprehensive income (loss)	889	142	191	957	(1,221)	958
Comprehensive income attributable to noncontrolling interests	—	—	—	69	—	69
Comprehensive income (loss) attributable to Delphi	$889	$142	$191	$888	$(1,221)	$889

Statement of Comprehensive Income Three Months Ended September 30, 2012

	Parent Companies	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Net income (loss)	$269	$49	$61	$274	$(361)	$292
Other comprehensive income (loss):
Currency translation adjustments	—	—	—	82	—	82
Net change in unrecognized gain on derivative instruments, net of tax	—	—	26	—	—	26
Employee benefit plans adjustment, net of tax	—	—	—	(1)	—	(1)
Other comprehensive income	—	—	26	81	—	107
Equity in other comprehensive income (loss) of subsidiaries	106	26	—	—	(132)	—
Comprehensive income (loss)	375	75	87	355	(493)	399
Comprehensive income attributable to noncontrolling interests	—	—	—	24	—	24
Comprehensive income (loss) attributable to Delphi	$375	$75	$87	$331	$(493)	$375

Statement of Comprehensive Income Nine Months Ended September 30, 2012

	Parent Companies	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Net income (loss)	$941	$200	$235	$905	$(1,276)	$1,005
Other comprehensive income (loss):
Currency translation adjustments	—	—	—	9	—	9
Net change in unrecognized gain on derivative instruments, net of tax	—	—	62	—	—	62
Employee benefit plans adjustment, net of tax	—	—	—	(2)	—	(2)
Other comprehensive income	—	—	62	7	—	69
Equity in other comprehensive income (loss) of subsidiaries	69	62	—	—	(131)	—
Comprehensive income (loss)	1,010	262	297	912	(1,407)	1,074
Comprehensive income attributable to noncontrolling interests	—	—	—	64	—	64
Comprehensive income (loss) attributable to Delphi	$1,010	$262	$297	$848	$(1,407)	$1,010

Balance Sheet as of September 30, 2013

	Parent Companies	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$16	$—	$68	$969	$—	$1,053
Restricted cash	—	—	—	5	—	5
Accounts receivable, net	—	—	822	2,034	—	2,856
Inventories	—	—	367	876	(10)	1,233
Other current assets	—	10	176	463	(9)	640
Total current assets	16	10	1,433	4,347	(19)	5,787
Long-term assets:
Property, net	—	—	645	2,337	—	2,982
Investments in affiliates	—	—	—	217	—	217
Investments in subsidiaries	4,520	1,642	—	—	(6,162)	—
Intangible assets, net	—	—	356	871	—	1,227
Other long-term assets	5	46	40	505	2	598
Total long-term assets	4,525	1,688	1,041	3,930	(6,160)	5,024
Total assets	$4,541	$1,698	$2,474	$8,277	$(6,179)	$10,811
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$—	$22	$23	$14	$—	$59
Accounts payable	—	—	693	1,811	—	2,504
Accrued liabilities	10	28	163	1,101	(8)	1,294
Total current liabilities	10	50	879	2,926	(8)	3,857
Long-term liabilities:
Long-term debt	—	2,346	2	11	—	2,359
Intercompany accounts, net	1,785	(663)	964	(2,086)	—	—
Pension benefit obligations	—	—	66	843	—	909
Other long-term liabilities	—	—	229	234	—	463
Total long-term liabilities	1,785	1,683	1,261	(998)	—	3,731
Total liabilities	1,795	1,733	2,140	1,928	(8)	7,588
Total Delphi shareholders’ equity	2,746	(35)	334	5,872	(6,171)	2,746
Noncontrolling interest	—	—	—	477	—	477
Total shareholders’ equity	2,746	(35)	334	6,349	(6,171)	3,223
Total liabilities and shareholders’ equity	$4,541	$1,698	$2,474	$8,277	$(6,179)	$10,811

Balance Sheet as of December 31, 2012

	Parent Companies	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$2	$—	$118	$985	$—	$1,105
Restricted cash	—	—	—	8	—	8
Accounts receivable, net	—	—	641	1,784	—	2,425
Inventories	—	—	308	764	(6)	1,066
Other current assets	—	17	141	465	—	623
Total current assets	2	17	1,208	4,006	(6)	5,227
Long-term assets:
Property, net	—	—	592	2,268	—	2,860
Investments in affiliates	—	—	—	231	—	231
Investments in subsidiaries	3,987	1,663	—	—	(5,650)	—
Intangible assets, net	—	—	390	886	—	1,276
Other long-term assets	—	55	44	481	2	582
Total long-term assets	3,987	1,718	1,026	3,866	(5,648)	4,949
Total assets	$3,989	$1,735	$2,234	$7,872	$(5,654)	$10,176
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$—	$31	$23	$86	$—	$140
Accounts payable	—	—	578	1,700	—	2,278
Accrued liabilities	—	10	221	1,010	—	1,241
Total current liabilities	—	41	822	2,796	—	3,659
Long-term liabilities:
Long-term debt	—	2,308	2	14	—	2,324
Intercompany accounts, net	1,644	(537)	755	(1,862)	—	—
Pension benefit obligations	—	—	73	856	—	929
Other long-term liabilities	—	—	192	242	—	434
Total long-term liabilities	1,644	1,771	1,022	(750)	—	3,687
Total liabilities	1,644	1,812	1,844	2,046	—	7,346
Total Delphi shareholders’ equity	2,345	(77)	390	5,341	(5,654)	2,345
Noncontrolling interest	—	—	—	485	—	485
Total shareholders’ equity	2,345	(77)	390	5,826	(5,654)	2,830
Total liabilities and shareholders’ equity	$3,989	$1,735	$2,234	$7,872	$(5,654)	$10,176

Statement of Cash Flows for the Nine Months Ended September 30, 2013

	Parent Companies	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Net cash (used in) provided by operating activities	$(188)	$—	$366	$892	$—	$1,070
Cash flows from investing activities:
Capital expenditures	—	—	(147)	(365)	—	(512)
Proceeds from sale of property/investments	—	—	1	23	—	24
Cost of business and technology acquisitions, net of cash acquired	—	—	—	(10)	—	(10)
Decrease in restricted cash	—	—	—	3	—	3
Net cash used in investing activities	—	—	(146)	(349)	—	(495)
Cash flows from financing activities:
Net repayments under other short-term debt agreements	—	—	—	(79)	—	(79)
Repayments under long-term debt agreements	—	(1,349)	—	—	—	(1,349)
Proceeds from issuance of senior secured term loans, net of issuance costs	—	560	—	—	—	560
Proceeds from issuance of senior notes, net of issuance costs	—	788	—	—	—	788
Dividend payments of consolidated affiliates to minority shareholders	—	—	—	(26)	—	(26)
Intercompany dividends and net increase (decrease) in intercompany obligations	714	1	(257)	(458)	—	—
Repurchase of ordinary shares	(353)	—	—	—	—	(353)
Distribution of cash dividends	(159)	—	—	—	—	(159)
Taxes withheld and paid on employees' restricted share awards	—	—	(13)	(1)	—	(14)
Net cash provided by (used in) financing activities	202	—	(270)	(564)	—	(632)
Effect of exchange rate fluctuations on cash and cash equivalents	—	—	—	5	—	5
Decrease in cash and cash equivalents	14	—	(50)	(16)	—	(52)
Cash and cash equivalents at beginning of period	2	—	118	985	—	1,105
Cash and cash equivalents at end of period	$16	$—	$68	$969	$—	$1,053

Statement of Cash Flows for the Nine Months Ended September 30, 2012

	Parent Companies	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Net cash (used in) provided by operating activities	$(34)	$—	$461	$741	$—	$1,168
Cash flows from investing activities:
Capital expenditures	—	—	(159)	(404)	—	(563)
Proceeds from sale of property/investments	—	—	2	16	—	18
Increase in restricted cash	—	—	—	(2)	—	(2)
Acquisition of minority held shares	—	—	—	(16)	—	(16)
Dividends from equity method investments in excess of earnings	—	—	—	37	—	37
Net cash used in investing activities	—	—	(157)	(369)	—	(526)
Cash flows from financing activities:
Net repayments under other short-term debt agreements	—	—	—	(16)	—	(16)
Proceeds from issuance of senior secured term loans, net of issuance costs	—	(5)	—	—	—	(5)
Dividend payments of consolidated affiliates to minority shareholders	—	—	—	(39)	—	(39)
Intercompany dividends and net increase (decrease) in intercompany obligations	284	5	(289)	—	—	—
Repurchase of ordinary shares	(300)	—	—	—	—	(300)
Net cash used in financing activities	(16)	—	(289)	(55)	—	(360)
Effect of exchange rate fluctuations on cash and cash equivalents	—	—	—	(11)	—	(11)
(Decrease) increase in cash and cash equivalents	(50)	—	15	306	—	271
Cash and cash equivalents at beginning of period	53	—	186	1,124	—	1,363
Cash and cash equivalents at end of period	$3	$—	$201	$1,430	$—	$1,634

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
Included below are sales and operating data for Delphi’s segments for the three and nine months ended September 30, 2013 and 2012.

	Electrical/ Electronic Architecture	Powertrain Systems	Electronics and Safety	Thermal Systems	Eliminations and Other (1)	Total
	(in millions)
For the Three Months Ended September 30, 2013:
Net sales	$1,956	$1,048	$705	$364	$(56)	$4,017
EBITDA	$298	$134	$81	$12	$—	$525
Adjusted EBITDA	$309	$142	$100	$15	$—	$566
Depreciation and amortization	$61	$48	$19	$10	$—	$138
Operating income	$237	$86	$62	$2	$—	$387
Equity income	$4	$1	$—	$4	$(1)	$8
Net income attributable to noncontrolling interest	$11	$6	$—	$5	$—	$22

	Electrical/ Electronic Architecture	Powertrain Systems	Electronics and Safety	Thermal Systems	Eliminations and Other (1)	Total
	(in millions)
For the Three Months Ended September 30, 2012:
Net sales	$1,607	$1,087	$648	$374	$(53)	$3,663
EBITDA	$210	$169	$78	$23	$—	$480
Adjusted EBITDA	$211	$169	$79	$24	$—	$483
Depreciation and amortization	$39	$44	$20	$10	$—	$113
Operating income	$171	$125	$58	$13	$—	$367
Equity income (loss)	$5	$(1)	$—	$3	$(1)	$6
Net income attributable to noncontrolling interest	$10	$8	$—	$5	$—	$23

	Electrical/ Electronic Architecture	Powertrain Systems	Electronics and Safety	Thermal Systems	Eliminations and Other (1)	Total
	(in millions)
For the Nine Months Ended September 30, 2013:
Net sales	$5,921	$3,316	$2,123	$1,097	$(176)	$12,281
EBITDA	$883	$474	$253	$58	$—	$1,668
Adjusted EBITDA	$919	$494	$297	$63	$—	$1,773
Depreciation and amortization	$174	$140	$55	$32	$—	$401
Operating income	$709	$334	$198	$26	$—	$1,267
Equity income	$11	$4	$—	$12	$(1)	$26
Net income attributable to noncontrolling interest	$31	$22	$—	$13	$—	$66

	Electrical/ Electronic Architecture	Powertrain Systems	Electronics and Safety	Thermal Systems	Eliminations and Other (1)	Total
	(in millions)
For the Nine Months Ended September 30, 2012:
Net sales	$5,049	$3,597	$2,092	$1,192	$(178)	$11,752
EBITDA	$708	$571	$269	$91	$—	$1,639
Adjusted EBITDA	$714	$575	$272	$95	$—	$1,656
Depreciation and amortization	$112	$134	$62	$32	$—	$340
Operating income	$596	$437	$207	$59	$—	$1,299
Equity income (loss)	$14	$—	$—	$7	$(3)	$18
Net income attributable to noncontrolling interest	$28	$24	$—	$12	$—	$64

(1)	Eliminations and Other includes the elimination of inter-segment transactions.

The reconciliation of Adjusted EBITDA to EBITDA includes restructuring and other acquisition-related costs. The reconciliation of Adjusted EBITDA to net income attributable to Delphi for the three and nine months ended September 30, 2013 and 2012 are as follows:

	Electrical/ Electronic Architecture	Powertrain Systems	Electronics and Safety	Thermal Systems	Eliminations and Other	Total
	(in millions)
For the Three Months Ended September 30, 2013:
Adjusted EBITDA	$309	$142	$100	$15	$—	$566
Restructuring	(7)	(8)	(19)	(3)	—	(37)
Other acquisition-related costs	(4)	—	—	—	—	(4)
EBITDA	$298	$134	$81	$12	$—	$525
Depreciation and amortization	(61)	(48)	(19)	(10)	—	(138)
Operating income	$237	$86	$62	$2	$—	387
Interest expense						(34)
Other income, net						4
Income before income taxes and equity income						357
Income tax expense						(72)
Equity income, net of tax						8
Net income						$293
Net income attributable to noncontrolling interest						22
Net income attributable to Delphi						$271

	Electrical/ Electronic Architecture	Powertrain Systems	Electronics and Safety	Thermal Systems	Eliminations and Other	Total
	(in millions)
For the Three Months Ended September 30, 2012:
Adjusted EBITDA	$211	$169	$79	$24	$—	$483
Restructuring	(1)	—	(1)	(1)	—	(3)
EBITDA	$210	$169	$78	$23	$—	$480
Depreciation and amortization	(39)	(44)	(20)	(10)	—	(113)
Operating income	$171	$125	$58	$13	$—	367
Interest expense						(32)
Other income, net						3
Income before income taxes and equity income						338
Income tax expense						(52)
Equity income, net of tax						6
Net income						$292
Net income attributable to noncontrolling interest						23
Net income attributable to Delphi						$269

	Electrical/ Electronic Architecture	Powertrain Systems	Electronics and Safety	Thermal Systems	Eliminations and Other	Total
	(in millions)
For the Nine Months Ended September 30, 2013:
Adjusted EBITDA	$919	$494	$297	$63	$—	$1,773
Restructuring	(26)	(20)	(44)	(5)	—	(95)
Other acquisition-related costs	(10)	—	—	—	—	(10)
EBITDA	$883	$474	$253	$58	$—	$1,668
Depreciation and amortization	(174)	(140)	(55)	(32)	—	(401)
Operating income	$709	$334	$198	$26	$—	1,267
Interest expense						(106)
Other expense, net						(25)
Income before income taxes and equity income						1,136
Income tax expense						(182)
Equity income, net of tax						26
Net income						$980
Net income attributable to noncontrolling interest						66
Net income attributable to Delphi						$914

	Electrical/ Electronic Architecture	Powertrain Systems	Electronics and Safety	Thermal Systems	Eliminations and Other	Total
	(in millions)
For the Nine Months Ended September 30, 2012:
Adjusted EBITDA	$714	$575	$272	$95	$—	$1,656
Restructuring	(6)	(4)	(3)	(4)	—	(17)
EBITDA	$708	$571	$269	$91	$—	$1,639
Depreciation and amortization	(112)	(134)	(62)	(32)	—	(340)
Operating income	$596	$437	$207	$59	$—	1,299
Interest expense						(100)
Other income, net						15
Income before income taxes and equity income						1,214
Income tax expense						(227)
Equity income, net of tax						18
Net income						$1,005
Net income attributable to noncontrolling interest						64
Net income attributable to Delphi						$941

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following management’s discussion and analysis of financial condition and results of operations (“MD&A”) is intended to help you understand the business operations and financial condition of the Company for the three and nine months ended September 30, 2013. This discussion should be read in conjunction with Item 1. Financial Statements. Our MD&A is presented in eight sections:

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
Delphi's total net sales during the three and nine months ended September 30, 2013 were $4.0 billion and $12.3 billion, an increase of 10% and 5% compared to the same periods of 2012, respectively. Although declines in the European economic environment in the third quarter were less pronounced than previous quarters, continued and persistent economic uncertainties translated into tepid consumer demand for vehicles. Consequently, further reductions in OEM vehicle production schedules, as well as reduced vehicle content, adversely affects our sales and results of operations. Our sales in Europe compared to the prior year period increased 7% in the three months ended September 30, 2013 primarily as a result of the Motorized Vehicle Division (“MVL”) acquisition in October 2012, but declined 2% in the nine months ended September 30, 2013, reflecting these continued weak business conditions. However, our overall lean cost structure along with improving sales in North America as the U.S. economy continues to strengthen and above-market sales growth in the Asia Pacific region, specifically China, enabled us to maintain strong gross margins consistent with the prior year period.
In light of the continued economic uncertainties, particularly in Europe, and as part of our continued efforts to optimize our industry leading cost structure and increase shareholder value, we initiated and committed to approximately $75 million of further restructuring actions, primarily in Europe, during the first quarter of 2013. These restructuring initiatives are in addition to approximately $300 million of restructuring programs initiated during the fourth quarter of 2012, bringing the overall commitments of our restructuring programs to approximately $375 million. Approximately 80% of the overall restructuring actions are in Europe, and are expected to be substantially completed during 2014. Approximately $170 million of the total was recognized in the fourth quarter of 2012, with an additional $37 million and $95 million recognized in the three and nine months ended September 30, 2013. As we continue to operate in a cyclical industry that is impacted by movements in the global economy, we continually evaluate opportunities to further adjust our cost structure. However, we believe our strong balance sheet coupled with our flexible cost structure will position us to capitalize on any strengthening of the global economy and improvements in OEM production volumes.
Trends, Uncertainties and Opportunities
Rate of economic recovery. Our business is directly related to automotive sales and automotive vehicle production by our customers. Automotive sales depend on a number of factors, including economic conditions. Although global automotive vehicle production increased approximately 6% from 2011 to 2012 and is expected to increase by an additional 2% in 2013, economic uncertainties persist in Europe, resulting in reduced consumer demand for vehicles and a decrease in vehicle production in Europe of 5% from 2011 to 2012 with an additional decline of 2% expected from 2012 to 2013. Continued economic weakness in Europe or weakness in North America or Asia could result in a significant reduction in automotive sales and production by our customers, which would have an adverse effect on our business, results of operations and financial condition. Additionally, volatility in oil and gasoline prices negatively impacts consumer confidence and automotive sales, as well as the mix of future sales (from trucks and sport utility vehicles toward smaller, fuel-efficient passenger cars). While our diversified customer and geographic revenue base have well positioned us to withstand the impact of industry downturns and benefit from industry upturns, shifts to vehicles with less content would adversely impact our profitability.
Emerging markets growth. Rising income levels in emerging markets, principally China, are resulting in stronger growth rates in these markets. Our strong global presence and presence in these markets have positioned us to experience above-market growth rates. We continue to expand our established presence in emerging markets, positioning us to benefit from the expected growth opportunities in these regions. We are capitalizing on our long-standing relationships with the global OEMs and further enhancing our positions with the emerging market OEMs to continue expanding our worldwide leadership. We continue to build upon our extensive geographic reach to capitalize on fast-growing automotive markets. We believe that our presence in low cost countries positions us to realize incremental margin improvements as the global balance of automotive production shifts towards the emerging markets.
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
We are focused on maintaining a low fixed cost structure that provides us flexibility to remain profitable despite decreases in industry volumes and at all points of the traditional vehicle industry production cycle. We believe that our lean cost structure will allow us to remain profitable at all points of the traditional vehicle industry production cycle. As a result, approximately 93% of our hourly workforce is located in low cost countries. Furthermore, we have substantial operational flexibility by leveraging a large workforce of temporary workers, which represented approximately 31% of the hourly workforce as of September 30, 2013. However, we will continue to adjust our cost structure and manufacturing footprint in response to continued economic uncertainties, as evidenced by the restructuring activities, including the actions related to the integration of MVL, we initiated in the fourth quarter of 2012 and continued in 2013. Assuming constant product mix and pricing, and based on our 2012 results, we estimate that our net income before depreciation and amortization (including long-lived asset and goodwill impairment), interest expense, other income (expense), net, income tax expense and equity income, net of tax (“EBITDA”) breakeven level would be reached if we experienced a 36% downturn to current product volumes.
We have a strong balance sheet with gross debt of approximately $2.4 billion and substantial liquidity of approximately $2.6 billion of cash and cash equivalents and available financing under our Revolving Credit Facility (as defined below in Liquidity and Capital Resources) as of September 30, 2013, and no significant U.S. defined benefit or workforce postretirement health care benefits and employer-paid postretirement basic life insurance benefits (“OPEB”) liabilities. We intend to maintain strong financial discipline targeting industry-leading earnings growth, cash flow generation and return on invested capital and to maintain sufficient liquidity to sustain our financial flexibility throughout the industry cycle.
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
Mexico Tax Reform. Delphi conducts its Mexican operations primarily through the maquiladora regime, which has historically provided certain tax benefits. Currently proposed tax reform legislation that may become effective January 1, 2014 would increase the statutory tax rate for these operations as well as limit certain deductions. This proposed legislation has been approved by the Mexican congress and is awaiting presidential approval. The Company is currently reviewing the proposed Mexico tax reform initiatives and legislation, however, it is not practicable at this time to determine the impact, if any, on our results from operations.

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
Three and Nine Months Ended September 30, 2013 versus Three and Nine Months Ended September 30, 2012
The results of operations for the three and nine months ended September 30, 2013 and 2012 were as follows:

	Three Months Ended September 30,					Nine Months Ended September 30,
	2013		2012		Favorable/ (unfavorable)	2013		2012		Favorable/ (unfavorable)
	(dollars in millions)
Net sales	$4,017		$3,663		$354	$12,281		$11,752		$529
Cost of sales	3,338		3,058		(280)	10,141		9,703		(438)
Gross margin	679	16.9%	605	16.5%	74	2,140	17.4%	2,049	17.4%	91
Selling, general and administrative	228		215		(13)	699		673		(26)
Amortization	27		20		(7)	79		60		(19)
Restructuring	37		3		(34)	95		17		(78)
Operating income	387		367		20	1,267		1,299		(32)
Interest expense	(34)		(32)		(2)	(106)		(100)		(6)
Other income (expense), net	4		3		1	(25)		15		(40)
Income before income taxes and equity income	357		338		19	1,136		1,214		(78)
Income tax expense	(72)		(52)		(20)	(182)		(227)		45
Income before equity income	285		286		(1)	954		987		(33)
Equity income, net of tax	8		6		2	26		18		8
Net income	293		292		1	980		1,005		(25)
Net income attributable to noncontrolling interest	22		23		1	66		64		(2)
Net income attributable to Delphi	$271		$269		$2	$914		$941		$(27)

Total Net Sales
Below is a summary of our total net sales for the three months ended September 30, 2013 versus September 30, 2012.

	Three Months Ended September 30,			Variance Due To:
	2013	2012	Favorable/ (unfavorable)	Volume, net of contractual price reductions	FX	Commodity pass- through	Other	Total
	(in millions)			(in millions)
Total net sales	$4,017	$3,663	$354	$112	$46	$(10)	$206	$354

Total net sales for the three months ended September 30, 2013 increased 10% compared to the three months ended September 30, 2012. We experienced volume growth of 4% for the period, partially offset by contractual price reductions, as well as an increase due to favorable currency impacts, primarily related to the Euro. Net sales also increased due to increased sales resulting from the acquisition of MVL in October 2012, net of other divestitures, of approximately $206 million, reflected in Other above.
Below is a summary of our total net sales for the nine months ended September 30, 2013 versus September 30, 2012.

	Nine Months Ended September 30,			Variance Due To:
	2013	2012	Favorable/ (unfavorable)	Volume, net of contractual price reductions	FX	Commodity pass- through	Other	Total
	(in millions)			(in millions)
Total net sales	$12,281	$11,752	$529	$(135)	$44	$(14)	$634	$529

Total net sales for the nine months ended September 30, 2013 increased 5% compared to the nine months ended September 30, 2012. Volumes were consistent overall for the period, as a result of increased sales in North America and Asia Pacific, offset by continued OEM production volume reductions in Europe. Overall net sales increased primarily as a result of the acquisition of MVL in October 2012, net of other divestitures, of approximately $627 million, reflected in Other above.

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
Cost of sales increased $280 million for the three months ended September 30, 2013 compared to the three months ended September 30, 2012, as summarized below.

	Three Months Ended September 30,			Variance Due To:
	2013	2012	Favorable/ (unfavorable)	Volume (a)	FX	Operational performance	Other	Total
	(dollars in millions)			(in millions)
Cost of sales	$3,338	$3,058	$(280)	$(145)	$(43)	$78	$(170)	$(280)
Gross margin	$679	$605	$74	$(34)	$3	$78	$27	$74
Percentage of net sales	16.9%	16.5%

(a)	Presented net of contractual price reductions for gross margin variance.
The increase in cost of sales reflects increased volumes for the three month period and unfavorable currency impacts resulting from fluctuations in currency exchange rates, partially offset by operational performance, and the following items in Other above:

•	Increased costs of approximately $150 million resulting primarily from the acquisition of MVL in October 2012, net of other divestitures.

•	The absence of a favorable customer settlement related to warranty of $25 million in the prior period.

•	A gain on the disposal of property of approximately $11 million from the sale of a manufacturing site that was closed as a result of Delphi's overall restructuring program.

Cost of sales increased $438 million for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012, as summarized below.

	Nine Months Ended September 30,			Variance Due To:
	2013	2012	Favorable/ (unfavorable)	Volume (a)	FX	Operational performance	Other	Total
	(dollars in millions)			(in millions)
Cost of sales	$10,141	$9,703	$(438)	$(120)	$(38)	$198	$(478)	$(438)
Gross margin	$2,140	$2,049	$91	$(256)	$6	$198	$143	$91
Percentage of net sales	17.4%	17.4%

(a)	Presented net of contractual price reductions for gross margin variance.
The increase in cost of sales reflects consistent volumes before contractual price reductions for the nine month period, partially offset by operational performance improvements, and the following items in Other above:

•	Increased costs of approximately $466 million resulting primarily from the acquisition of MVL in October 2012, net of other divestitures.

•	The absence of a favorable customer settlement related to warranty of $25 million in the prior period.

•	A gain on the disposal of property of approximately $11 million from the sale of a manufacturing site that was closed as a result of Delphi's overall restructuring program.

Selling, General and Administrative Expense

	Three Months Ended September 30,
	2013	2012	Favorable/ (unfavorable)
	(dollars in millions)
Selling, general and administrative expense	$228	$215	$(13)
Percentage of net sales	5.7%	5.9%

	Nine Months Ended September 30,
	2013	2012	Favorable/ (unfavorable)
	(dollars in millions)
Selling, general and administrative expense	$699	$673	$(26)
Percentage of net sales	5.7%	5.7%

Selling, general and administrative expense (“SG&A”) includes administrative expenses, information technology costs and incentive compensation related costs, and decreased slightly as a percentage of sales for the three months ended September 30, 2013 compared to 2012 while remaining essentially flat as a percentage of sales during the nine months ended September 30, 2013 compared to 2012 due to a reduction in accruals for incentive compensation, offset by costs from the acquisition of MVL in October 2012.

Amortization

	Three Months Ended September 30,
	2013	2012	Favorable/ (unfavorable)
	(in millions)
Amortization	$27	$20	$(7)

	Nine Months Ended September 30,
	2013	2012	Favorable/ (unfavorable)
	(in millions)
Amortization	$79	$60	$(19)

Amortization expense reflects the non-cash charge related to definite-lived intangible assets. The increase in amortization during the three and nine months ended September 30, 2013 compared to 2012 resulted primarily from the acquisition of MVL in October 2012. In 2013, we expect to incur incremental, non-cash amortization charges of approximately $20 million, primarily as a result of the MVL acquisition.

Restructuring

	Three Months Ended September 30,
	2013	2012	Favorable/ (unfavorable)
	(dollars in millions)
Restructuring	$37	$3	$(34)
Percentage of net sales	0.9%	0.1%

	Nine Months Ended September 30,
	2013	2012	Favorable/ (unfavorable)
	(dollars in millions)
Restructuring	$95	$17	$(78)
Percentage of net sales	0.8%	0.1%
The increase in restructuring expense in 2013 as compared to 2012 is due to the initiation in the fourth quarter of 2012 of various restructuring actions, primarily in Europe, in response to lower OEM production volumes in Europe and continued economic uncertainties. The restructuring actions include workforce reductions, as well as plant closures, and are expected to be substantially completed during 2014.
Refer to Note 7. Restructuring to the consolidated financial statements for additional information.

Interest Expense

	Three Months Ended September 30,
	2013	2012	Favorable/ (unfavorable)
	(in millions)
Interest expense	$34	$32	$(2)

	Nine Months Ended September 30,
	2013	2012	Favorable/ (unfavorable)
	(in millions)
Interest expense	$106	$100	$(6)

The increase in interest expense reflects the issuance of $800 million of 10-year unsecured senior notes in the first quarter of 2013 offset by a reduction in interest expense from the repayments of the senior secured Tranche B Term Loan.
Refer to Note 8. Debt to the consolidated financial statements for additional information.

Other Income, net

	Three Months Ended September 30,
	2013	2012	Favorable/ (unfavorable)
	(in millions)
Other income, net	$4	$3	$1

	Nine Months Ended September 30,
	2013	2012	Favorable/ (unfavorable)
	(in millions)
Other (expense) income, net	$(25)	$15	$(40)

The decrease in other income, net for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012 is a result of Delphi amending its Credit Agreement and repaying the entire balance of the Tranche B Term Loan from the Original Credit Agreement, resulting in a loss on extinguishment of debt of $39 million.
Refer to Note 16. Other income, net and Note 8. Debt to the consolidated financial statements included herein for additional information.

Income Taxes

	Three Months Ended September 30,
	2013	2012	Favorable/ (unfavorable)
	(in millions)
Income tax expense	$72	$52	$(20)

	Nine Months Ended September 30,
	2013	2012	Favorable/ (unfavorable)
	(in millions)
Income tax expense	$182	$227	$45

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
The effective tax rate was 20% and 15% for the three months ended September 30, 2013 and 2012, respectively. The effective tax rate for the three months ended September 30, 2013 was impacted by the United Kingdom-Finance Bill of 2013, which became law as the Finance Act 2013 (the "U.K. Finance Act") on July 17, 2013. The U.K. Finance Act provides for a reduction to the corporate income tax rate from 23% to 21% effective April 1, 2014, with a further reduction to 20% effective

April 1, 2015. The impact of this legislation was recorded as a discrete item during the third quarter of 2013, the period of enactment, and resulted in increased tax expense of approximately $12 million for the three months ended September 30, 2013 due to the resultant impact on the net deferred tax asset balances. The effective tax rate in the three months ended September 30, 2012 was favorably impacted as a result of the relative mix of income earned in each jurisdiction and tax planning actions, partially offset by an increase of $6 million related to a reduction to the corporate income tax rate in the United Kingdom from 25% to 23%.
The effective tax rate was 16% and 19% for the nine months ended September 30, 2013 and 2012, respectively. The American Taxpayer Relief Act of 2012 was enacted on January 2, 2013 which retroactively reinstated expired tax provisions known as tax extenders including the research and development tax credit. The income tax accounting effect, including any retroactive effect, of a tax law change is accounted for in the period of enactment, which in this case was the first quarter of 2013. As a result, the effective tax rate for the nine months ended September 30, 2013 was impacted by a benefit of approximately $22 million related to the 2012 research and development credit in addition to the 2013 research and development credit. On July 17, 2013, the United Kingdom-Finance Bill of 2013 became law as the Finance Act 2013 (the "U.K. Finance Act"). The U.K. Finance Act provides for a reduction to the corporate income tax rate from 23% to 21% effective April 1, 2014, with a further reduction to 20% effective April 1, 2015. The impact of this legislation was recorded as a discrete item during the third quarter of 2013, the period of enactment, and resulted in increased tax expense of approximately $12 million for the nine months ended September 30, 2013 due to the resultant impact on the net deferred tax asset balances. The effective tax rate in the nine months ended September 30, 2012 was impacted by a reduction of $22 million in tax reserves due to resolution of open issues with tax authorities, an increase of $10 million primarily related to non-U.S. transfer pricing positions, an increase of $6 million related to a reduction to the corporate income tax rate in the United Kingdom from 25% to 23% and a reduction of $14 million in withholding tax expense related to 2012 non-U.S. tax planning actions.

Equity Income

	Three Months Ended September 30,
	2013	2012	Favorable/ (unfavorable)
	(in millions)
Equity income, net of tax	$8	$6	$2

	Nine Months Ended September 30,
	2013	2012	Favorable/ (unfavorable)
	(in millions)
Equity income, net of tax	$26	$18	$8

Equity income, net of tax reflects Delphi’s interest in the results of ongoing operations of entities accounted for as equity-method investments. Equity income increased during the three and nine months ended September 30, 2013 as compared to the three and nine months ended September 30, 2012 primarily due to improved performance of our Korean joint ventures.
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
The reconciliation of Adjusted EBITDA to EBITDA includes restructuring and other acquisition-related costs. The reconciliation of Adjusted EBITDA to net income attributable to Delphi for the three and nine months ended September 30, 2013 and 2012 are as follows:

	Electrical/ Electronic Architecture	Powertrain Systems	Electronics and Safety	Thermal Systems	Eliminations and Other	Total
	(in millions)
For the Three Months Ended September 30, 2013:
Adjusted EBITDA	$309	$142	$100	$15	$—	$566
Restructuring	(7)	(8)	(19)	(3)	—	(37)
Other acquisition-related costs	(4)	—	—	—	—	(4)
EBITDA	$298	$134	$81	$12	$—	$525
Depreciation and amortization	(61)	(48)	(19)	(10)	—	(138)
Operating income	$237	$86	$62	$2	$—	387
Interest expense						(34)
Other income, net						4
Income before income taxes and equity income						357
Income tax expense						(72)
Equity income, net of tax						8
Net income						$293
Net income attributable to noncontrolling interest						22
Net income attributable to Delphi						$271

	Electrical/ Electronic Architecture	Powertrain Systems	Electronics and Safety	Thermal Systems	Eliminations and Other	Total
	(in millions)
For the Three Months Ended September 30, 2012:
Adjusted EBITDA	$211	$169	$79	$24	$—	$483
Restructuring	(1)	—	(1)	(1)	—	(3)
EBITDA	$210	$169	$78	$23	$—	$480
Depreciation and amortization	(39)	(44)	(20)	(10)	—	(113)
Operating income	$171	$125	$58	$13	$—	367
Interest expense						(32)
Other income, net						3
Income before income taxes and equity income						338
Income tax expense						(52)
Equity income, net of tax						6
Net income						$292
Net income attributable to noncontrolling interest						23
Net income attributable to Delphi						$269

	Electrical/ Electronic Architecture	Powertrain Systems	Electronics and Safety	Thermal Systems	Eliminations and Other	Total
	(in millions)
For the Nine Months Ended September 30, 2013:
Adjusted EBITDA	$919	$494	$297	$63	$—	$1,773
Restructuring	(26)	(20)	(44)	(5)	—	(95)
Other acquisition-related costs	(10)	—	—	—	—	(10)
EBITDA	$883	$474	$253	$58	$—	$1,668
Depreciation and amortization	(174)	(140)	(55)	(32)	—	(401)
Operating income	$709	$334	$198	$26	$—	1,267
Interest expense						(106)
Other expense, net						(25)
Income before income taxes and equity income						1,136
Income tax expense						(182)
Equity income, net of tax						26
Net income						$980
Net income attributable to noncontrolling interest						66
Net income attributable to Delphi						$914

	Electrical/ Electronic Architecture	Powertrain Systems	Electronics and Safety	Thermal Systems	Eliminations and Other	Total
	(in millions)
For the Nine Months Ended September 30, 2012:
Adjusted EBITDA	$714	$575	$272	$95	$—	$1,656
Restructuring	(6)	(4)	(3)	(4)	—	(17)
EBITDA	$708	$571	$269	$91	$—	$1,639
Depreciation and amortization	(112)	(134)	(62)	(32)	—	(340)
Operating income	$596	$437	$207	$59	$—	1,299
Interest expense						(100)
Other income, net						15
Income before income taxes and equity income						1,214
Income tax expense						(227)
Equity income, net of tax						18
Net income						$1,005
Net income attributable to noncontrolling interest						64
Net income attributable to Delphi						$941
Net sales, gross margin as a percentage of net sales and Adjusted EBITDA by segment for the three and nine months ended September 30, 2013 and 2012 are as follows:
Net Sales by Segment

	Three Months Ended September 30,			Variance Due To:
	2013	2012	Favorable/ (unfavorable)	Volume, net of contractual price reductions	FX	Commodity Pass-through	Other	Total
	(in millions)			(in millions)
Electrical/Electronic Architecture	$1,956	$1,607	$349	$132	$12	$(9)	$214	$349
Powertrain Systems	1,048	1,087	(39)	(55)	16	—	—	(39)
Electronics and Safety	705	648	57	41	15	—	1	57
Thermal Systems	364	374	(10)	(5)	2	(1)	(6)	(10)
Eliminations and Other	(56)	(53)	(3)	(1)	1	—	(3)	(3)
Total	$4,017	$3,663	$354	$112	$46	$(10)	$206	$354
Included in Other above are increased sales of approximately $206 million related to the net impact of acquisitions and divestitures.

	Nine Months Ended September 30,			Variance Due To:
	2013	2012	Favorable/ (unfavorable)	Volume, net of contractual price reductions	FX	Commodity Pass-through	Other	Total
	(in millions)			(in millions)
Electrical/Electronic Architecture	$5,921	$5,049	$872	$214	$5	$(14)	$667	$872
Powertrain Systems	3,316	3,597	(281)	(303)	17	—	5	(281)
Electronics and Safety	2,123	2,092	31	2	23	—	6	31
Thermal Systems	1,097	1,192	(95)	(52)	(1)	—	(42)	(95)
Eliminations and Other	(176)	(178)	2	4	—	—	(2)	2
Total	$12,281	$11,752	$529	$(135)	$44	$(14)	$634	$529
Included in Other above are increased sales of approximately $627 million related to the net impact of acquisitions and divestitures.
Gross Margin Percentage by Segment

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Electrical/Electronic Architecture	18.5%	16.3%	18.3%	17.3%
Powertrain Systems	17.1%	19.0%	18.3%	19.6%
Electronics and Safety	16.3%	15.6%	17.0%	16.3%
Thermal Systems	6.6%	9.4%	8.2%	10.7%
Eliminations and Other	—%	—%	—%	—%
Total	16.9%	16.5%	17.4%	17.4%
Adjusted EBITDA by Segment

	Three Months Ended September 30,			Variance Due To:
	2013	2012	Favorable/ (unfavorable)	Volume, net of contractual price reductions	Operational performance	Other	Total
	(in millions)			(in millions)
Electrical/Electronic Architecture	$309	$211	$98	$24	$19	$55	$98
Powertrain Systems	142	169	(27)	(34)	30	(23)	(27)
Electronics and Safety	100	79	21	(12)	22	11	21
Thermal Systems	15	24	(9)	(12)	9	(6)	(9)
Eliminations and Other	—	—	—	1	—	(1)	—
Total	$566	$483	$83	$(33)	$80	$36	$83
As noted in the table above, Adjusted EBITDA for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012 was impacted by volume and contractual price reductions including product mix, and operational performance improvements, as well as the following items included in Other in the table above:

•	$3 million of increase due to fluctuations in foreign currency exchange rates.

•	$56 million of increase due to acquisitions/divestitures primarily related to the October 2012 MVL acquisition.

•	A gain on the disposal of property of approximately $11 million resulting from the sale of a manufacturing site that was closed as a result of Delphi's overall restructuring program.

•	The absence of a favorable customer settlement related to warranty of $25 million in the prior period.

	Nine Months Ended September 30,			Variance Due To:
	2013	2012	Favorable/ (unfavorable)	Volume, net of contractual price reductions	Operational performance	Other	Total
	(in millions)			(in millions)
Electrical/Electronic Architecture	$919	$714	$205	$(1)	$50	$156	$205
Powertrain Systems	494	575	(81)	(158)	66	11	(81)
Electronics and Safety	297	272	25	(63)	68	20	25
Thermal Systems	63	95	(32)	(33)	15	(14)	(32)
Eliminations and Other	—	—	—	1	—	(1)	—
Total	$1,773	$1,656	$117	$(254)	$199	$172	$117
As noted in the table above, Adjusted EBITDA for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012 was impacted by volume and contractual price reductions including product mix, and operational performance improvements, as well as the following items included in Other in the table above:

•	$7 million of increase due to fluctuations in foreign currency exchange rates.

•	$156 million of increase due to acquisitions/divestitures primarily related to the October 2012 MVL acquisition.

•	A gain on the disposal of property of approximately $11 million resulting from the sale of a manufacturing site that was closed as a result of Delphi's overall restructuring program.

•	The absence of a favorable customer settlement related to warranty of $25 million in the prior period.

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
As of September 30, 2013, we had cash and cash equivalents of $1.1 billion and net debt (defined as outstanding debt less cash and cash equivalents) of $1.4 billion. We also have access to additional liquidity pursuant to the terms of the $1.5 billion Revolving Credit Facility and a €350 million committed European factoring facility as described below. We expect existing cash, available liquidity and cash flows from operations to continue to be sufficient to fund our global operating activities, including restructuring and dividend payments, any mandatory payments required under the Credit Agreement as described below, and capital expenditures. We also continue to expect to be able to move funds between different countries to manage our global liquidity needs without material adverse tax implications, subject to current monetary policies and to the terms of the Credit Agreement. Based on this, we believe we possess sufficient liquidity to fund our operations and capital investments in 2013 and beyond.
Share Repurchases
In January 2012, the Board of Directors authorized a share repurchase program of up to $300 million of ordinary shares. The program was scheduled to terminate on the earlier of December 31, 2012 or when the Company attained $300 million of ordinary share repurchases, which was fully satisfied in September 2012. Subsequently, in September 2012, the Board of Directors authorized a new share repurchase program of up to $750 million of ordinary shares. This program will terminate when the Company attains $750 million of ordinary shares repurchases and provides for share repurchases in the open market or in privately negotiated transactions, depending on share price, market conditions and other factors, as determined by the Company. A summary of the ordinary shares repurchased during the three and nine months ended September 30, 2013 and September 30, 2012 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Total Number of Shares Repurchased	2,120,000	5,443,213	7,415,583	10,740,453
Average Price Paid per Share	$56.50	$29.78	$48.80	$29.08
Total (in millions)	$120	$162	$362	$312
As of September 30, 2013, approximately $285 million of share repurchases remained available under the program adopted in September 2012. Additionally, during the period from October 1, 2013 to October 31, 2013, the Company repurchased 397,589 shares at a weighted average share price of $57.85 pursuant to an automatic trading plan with set trading instructions established by the Company, leaving approximately $262 million remaining available under the September 2012 share repurchase program. All repurchased shares were retired.
Dividends from Equity Investees
During the three and nine months ended September 30, 2013, Delphi received dividends of $10 million and $30 million from two of its equity method investments, respectively. The dividends were recognized as a reduction to the investment and represented a return on investment included in cash flows from operating activities. During the nine months ended September 30, 2012, Delphi received a dividend of $62 million from one of its equity method investments. The dividend was recognized as a reduction to the investment with $25 million representing a return on investment included in cash flows from operating activities and $37 million representing a return of capital investment and included in cash flows from investing activities.
Dividends to Holders of Ordinary Shares
On February 26, 2013, the Board of Directors approved the initiation of dividend payments on its ordinary shares and declared a regular quarterly cash dividend. During the nine months ended September 30, 2013, the Company declared and paid cash dividends per common share as follows:

	2013
	Dividend	Amount
Three months ended:	Per Share	(in millions)
September 30	$0.17	$53
June 30	0.17	53
March 31	0.17	53
Total	$0.51	$159
In addition, in October 2013, the Board of Directors declared a regular quarterly cash dividend of $0.17 per ordinary share, payable on November 27, 2013 to shareholders of record at the close of business on November 15, 2013.
Credit Agreement
In March 2011, in conjunction with the redemption of membership interests from Class A and Class C membership interest holders, Delphi Corporation (the “Issuer”), a wholly-owned U.S. subsidiary of Delphi Automotive LLP, entered into a credit agreement with JPMorgan Chase Bank, N.A., as lead arranger and administrative agent, with respect to $3.0 billion in senior secured credit facilities (the “Original Credit Agreement”). The Original Credit Agreement was amended and restated on each of May 17, 2011, September 14, 2012 (as so amended and restated, the “2012 Credit Agreement”) and March 1, 2013. (The Original Credit Agreement and each amendment and restatement of the Original Credit Agreement are individually and collectively referred to herein as the “Credit Agreement”). The Original Credit Agreement provided for a senior secured 5-year term loan in an original amount of $258 million (the “Original Tranche A Term Loan” and, as subsequently modified from time to time, the “Tranche A Term Loan”), a senior secured 6-year term loan in an original amount of $950 million (the “Tranche B Term Loan”), and a $500 million revolving credit facility (as subsequently modified from time to time, the “Revolving Credit Facility”). Under the 2012 Credit Agreement, the Company increased the Revolving Credit Facility to $1.3 billion and the Original Tranche A Term Loan to $574 million. As a result of prior payments on the Tranche A Term Loan, the Company received incremental proceeds of $363 million under the 2012 Credit Agreement, which was used to pay a portion of the cost of acquiring MVL. On March 1, 2013, following the senior unsecured note issuance in February 2013 (as more fully described below), the Tranche B Term Loan was fully repaid, the Tranche A Term Loan was increased to $575 million, the Revolving Credit Facility was increased to $1.5 billion, and the terms of the Tranche A Term Loan and the Revolving Credit Facility were extended to March 1, 2018. These resulted in the recognition of a loss on debt extinguishment of $39 million during the nine months ended September 30, 2013. Approximately $14 million in issuance costs were paid in conjunction with the March 2013 amendment. Unamortized debt issuance costs associated with the Tranche A Term Loan and Revolving Credit Facility of $28

million are being amortized over the term of the Credit Agreement, as extended pursuant to the March 1, 2013 amendment. At September 30, 2013 the Revolving Credit Facility was undrawn and Delphi had approximately $10 million in letters of credit issued under the Credit Agreement. The maximum amount drawn under the Revolving Credit Facility during the nine months ended September 30, 2013 to manage intra-month working capital needs was $280 million. Letters of credit issued under the Credit Agreement reduce availability under the Revolving Credit Facility.
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

	Credit Agreement (September 30, 2013)		2012 Credit Agreement (December 31, 2012)
	LIBOR plus	ABR plus	LIBOR plus	ABR plus
Revolving Credit Facility	1.50%	0.50%	2.00%	1.00%
Tranche A Term Loan	1.50%	0.50%	2.00%	1.00%
Tranche B Term Loan	N/A	N/A	2.50%	1.50%
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
The interest rate period with respect to LIBOR interest rate options can be set at one-, two-, three-, or six-months as selected by the Issuer in accordance with the terms of the Credit Agreement (or other period as may be agreed by the applicable lenders), but payable no less than quarterly. The Issuer may elect to change the selected interest rate in accordance with the provisions of the Credit Agreement. As of September 30, 2013, the Issuer selected the one-month LIBOR interest rate option, as detailed in the table below, and the amounts outstanding, and rates effective as of September 30, 2013 were based on Delphi’s current credit rating and applicable margin for the Credit Agreement:

		Borrowings as of	Rates effective as of
	LIBOR plus	September 30, 2013	September 30, 2013
Revolving Credit Facility	1.50%	$—	—%
Tranche A Term Loan	1.50%	568	1.6875%
The Issuer is obligated to make quarterly principal payments throughout the term of the Tranche A Term Loan according to the amortization schedule in the Credit Agreement. Borrowings under the Credit Agreement are prepayable at the Issuer's option without premium or penalty. The Credit Agreement also contains certain mandatory prepayment provisions in the event the Company receives net cash proceeds from any asset sale or casualty event. No mandatory prepayments under these provisions have been made or are due through September 30, 2013.
The Credit Agreement contains certain covenants that limit, among other things, the Company’s (and the Company’s subsidiaries’) ability to incur additional indebtedness or liens, to dispose of assets, to make certain investments, to prepay certain indebtedness and to pay dividends, or to make other distributions or redemptions/repurchases, in respect of the Company’s equity interests. In addition, the Credit Agreement requires that the Company maintain a consolidated leverage ratio (the ratio of Consolidated Total Indebtedness to Consolidated EBITDA, each as defined in the Credit Agreement) of less than 2.75 to 1.0. The Credit Agreement also contains events of default customary for financings of this type. The Company was in compliance with the Credit Agreement covenants as of September 30, 2013. At any time when Delphi Automotive PLC and Delphi Corporation have received investment grade credit ratings as specified in the Credit Agreement and other conditions in the Credit Agreement are met, all security interests on the collateral will be released, subject to potential reinstatement if the investment grade condition ceases to be satisfied. In addition, certain covenants shall not apply after Delphi Automotive PLC and Delphi Corporation have received investment grade credit ratings as specified in the Credit Agreement and no default has occurred or is continuing, provided that such covenants may be reinstated if the investment grade condition ceases to be satisfied.
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
The indenture governing the New Senior Notes limits, among other things, Delphi’s (and Delphi’s subsidiaries’) ability to incur additional indebtedness or liens, dispose of assets, make certain restricted payments or investments, enter into transactions with affiliates and merge with or into other entities. As of September 30, 2013, the Company was in compliance with the provisions of the New Senior Notes.
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
The indenture governing the 2013 Senior Notes limits, among other things, Delphi’s (and Delphi’s subsidiaries’) ability to incur liens, enter into sale and leaseback transactions and merge with or into other entities. As of September 30, 2013, the Company was in compliance with the provisions of the 2013 Senior Notes.
The senior notes are fully and unconditionally guaranteed, jointly and severally, by Delphi Automotive PLC and certain of its existing and future subsidiaries, subject to customary release provisions (other than in the case of Delphi Automotive PLC).
Other Financing
Accounts receivable factoring—Various accounts receivable factoring facilities are maintained in Europe and are accounted for as short-term debt. These uncommitted factoring facilities are available through various financial institutions. Additionally, during the three months ended September 30, 2013, Delphi entered into a new accounts receivable factoring agreement in Europe to replace and consolidate current European factoring facilities. The new agreement is a €350 million committed facility and borrowings under the new program are subject to the availability of eligible accounts receivable. As of September 30, 2013 and December 31, 2012, $0 million and $19 million, respectively, were outstanding under European accounts receivable factoring facilities.
Capital leases and other—As of September 30, 2013 and December 31, 2012, approximately $50 million and approximately $106 million, respectively, of other debt issued by certain non-U.S. subsidiaries and capital lease obligations were outstanding.
Government Programs—Delphi commonly seeks manufacturing development and financial assistance incentive programs that may be awarded by government entities. Delphi has numerous technology and manufacturing development programs that are competitively awarded from agencies of the U.S. Federal Government. These U.S. based programs are from the U.S. Department of Transportation (“DOT”), the U.S. Department of Energy (“DOE”), and the U.S. Department of Defense (“DoD”). We received approximately $6 million from these Federal agencies in the nine months ended September 30, 2013 for work performed. We continue to pursue many technology development programs by bidding on competitively procured programs from DOT, DOE and DoD. Some of these programs were bid with us being the lead or “Prime Contractor”, and some were bid with us as a “Subrecipient” to the Prime Contractor.
Additionally, during the nine months ended September 30, 2013, we received approximately $27 million of capital spending reimbursements related to specific capital spending initiatives which added manufacturing equipment capacity and employees to Delphi facilities located in Eastern Europe.

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
Operating Activities. Net cash provided by operating activities totaled $1,070 million and $1,168 million for the nine months ended September 30, 2013 and 2012, respectively. The $98 million decrease primarily reflects lower earnings, increased working capital requirements, and the timing of accrued amounts related to the VCP, the final amount of which was paid out in its entirety during the nine months ended September 30, 2013. Cash flow from operating activities for the nine months ended September 30, 2013 consisted of net earnings of $980 million increased by $502 million for non-cash charges for depreciation and amortization, pension and other postretirement benefit expenses and extinguishment of debt, offset by $472 million related to changes in operating assets and liabilities, net of restructuring and pension contributions. Cash flow from operating activities for the nine months ended September 30, 2012 consisted of net earnings of $1,005 million increased by $389 million for non-cash charges for depreciation and amortization and pension and other postretirement benefit expenses, offset by $282 million related to changes in operating assets and liabilities, net of restructuring and pension contributions.
Investing Activities. Net cash used in investing activities totaled $495 million and $526 million for the nine months ended September 30, 2013 and 2012, respectively. The decrease is primarily due to the decrease in capital expenditures of $51 million, partially offset by $37 million of dividends from equity method investments in excess of earnings received in the nine months ended September 30, 2012.
Financing Activities. Net cash used in financing activities totaled $632 million and $360 million for the nine months ended September 30, 2013 and 2012, respectively. The increase in net cash used in financing activities during the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 is primarily due to the use of an incremental $53 million of cash on hand in 2013 as compared to 2012 to repurchase ordinary shares and the $159 million payment of cash dividends on Delphi's ordinary shares. Additionally, the net proceeds of approximately $790 million received from the issuance of the 5.00% senior unsecured notes due in 2023 were used in conjunction with the amendment of the 2012 Credit Agreement to pay off in its entirety the $773 million of the Tranche B Term Loan.
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

Critical Accounting Estimates
There have been no significant changes in our critical accounting estimates during the three and nine months ended September 30, 2013.

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
As of September 30, 2013, the Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated, for disclosure purposes, changes to the Company’s internal control over financial reporting that occurred during the nine months ended September 30, 2013 that have materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting. As noted in our Annual Report on Form 10-K, management has excluded the acquired operations of the Motorized Vehicle Division of FCI (“MVL”) from its assessment of the effectiveness of the Company's internal control over financial reporting as MVL was acquired during the fourth quarter of 2012. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective to provide reasonable assurance that the desired control objectives were achieved as of September 30, 2013.
Changes in Internal Control over Financial Reporting
Except as noted below, there were no material changes in the Company’s internal controls over financial reporting during the nine months ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.
During the nine months ended September 30, 2013, the Company implemented a global financial consolidations software system, and maintained and monitored appropriate internal controls during the implementation period. The Company believes that its internal control environment has been enhanced as a result of this implementation.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
A summary of our ordinary shares repurchased during the three months ended September 30, 2013, is shown below:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (in millions) (1)
July 1, 2013 to July 31, 2013	—	$—	—	$405
August 1, 2013 to August 31, 2013	701,809	54.77	701,809	366
September 1, 2013 to September 30, 2013	1,418,191	57.36	1,418,191	285
Total	2,120,000	56.50	2,120,000

(1)
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

(2)	Excluding commissions.

ITEM 6.    EXHIBITS

Exhibit Number	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer*
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	XBRL Instance Document#
101.SCH	XBRL Taxonomy Extension Schema Document#
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document#
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document#
101.LAB	XBRL Taxonomy Extension Label Linkbase Document#
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document#
* Filed herewith.
# Filed electronically with the Report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DELPHI AUTOMOTIVE PLC

/s/ Kevin P. Clark
By: Kevin P. Clark
Executive Vice President and
Chief Financial Officer
Dated: November 5, 2013