Form 10-K
period 2013-12-31
Delphi Automotive PLC
filed 2014-02-10
CIK 1521332

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
The aggregate market value of the ordinary shares held by non-affiliates of the registrant as of June 28, 2013, the last business day of the registrant's most recently completed second fiscal quarter, was $15,623,292,731 (based on the closing sale price of the registrant's ordinary shares on that date as reported on the New York Stock Exchange).
The number of the registrant’s ordinary shares outstanding, $0.01 par value per share as of January 31, 2014, was 306,389,149.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement related to the 2014 Annual Shareholders Meeting to be filed subsequently are incorporated by reference into Part III of this Form 10-K.

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

PART I
ITEM 1. BUSINESS
“Delphi,” the “Company,” the “Successor,” “we,” “us” and “our” refer to Delphi Automotive PLC, a public limited company which was formed under the laws of Jersey on May 19, 2011, together with its subsidiaries, including Delphi Automotive LLP, a limited liability partnership incorporated under the laws of England and Wales (“Delphi Automotive LLP”) which was formed on August 19, 2009 for the purpose of acquiring certain assets and subsidiaries of the former Delphi Corporation, and became a subsidiary of Delphi Automotive PLC in connection with the completion of the Company’s initial public offering on November 22, 2011. The former Delphi Corporation and, as the context may require, its subsidiaries and affiliates, are referred to herein as the “Predecessor” or “Old Delphi”.
We are a leading global vehicle components manufacturer and provide electrical and electronic, powertrain, active safety and thermal technology solutions to the global automotive and commercial vehicle markets. We are one of the largest vehicle component manufacturers, and our customers include all 25 of the largest automotive original equipment manufacturers (“OEMs”) in the world. We operate 126 major manufacturing facilities and 15 major technical centers utilizing a regional service model that enables us to efficiently and effectively serve our global customers from low cost countries. We have a presence in 32 countries and have over 19,000 scientists, engineers and technicians focused on developing market relevant product solutions for our customers. In line with the growth in emerging markets, we have been increasing our focus on these markets, particularly China, where we have a major manufacturing base, including investments in 4 new manufacturing facilities in 2012 and 2013, and strong customer relationships.
Website Access to Company’s Reports
Delphi’s internet website address is www.delphi.com. Our Annual Reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to section 13(a) or 15(d) of the Exchange Act are available free of charge through our website as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”).
Our History
In October 2005, the Predecessor and certain of its United States (“U.S.”) subsidiaries filed voluntary petitions for reorganization relief under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”). The Predecessor's non-U.S. subsidiaries, which were not included in the Chapter 11 Filings, continued their business operations without supervision from the Bankruptcy Court and were not subject to the requirements of the Bankruptcy Code. On October 6, 2009 (the “Acquisition Date”), Delphi Automotive LLP acquired the major portion of the business of the Predecessor and issued membership interests to a group of investors consisting of certain lenders to the Predecessor, General Motors Company (“GM”) and the Pension Benefit Guaranty Corporation (the “PBGC”).
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

•
Powertrain Systems—This segment provides systems integration of full end-to-end gasoline and diesel engine management systems including fuel handling, fuel injection, combustion, electronic controls, test and validation capabilities, aftermarket, and original equipment services. We design solutions to optimize powertrain power and performance while helping our customers meet new emissions and fuel economy regulations.

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

Financial Information about Business Segments
We operate our core business along four operating segments, which are grouped on the basis of similar product, market, and operating factors.
Net Sales by Segment

	Year Ended December 31, 2013		Year Ended December 31, 2012		Year Ended December 31, 2011
	Net sales	% of Total	Net sales	% of Total	Net sales	% of Total
	(in millions excluding percentages)
Electrical/Electronic Architecture	$7,972	48%	$6,815	44%	$6,642	41%
Powertrain Systems	4,424	27%	4,656	30%	4,970	31%
Electronics and Safety	2,830	17%	2,732	18%	2,931	18%
Thermal Systems	1,468	9%	1,541	10%	1,755	11%
Eliminations and Other	(231)	(1)%	(225)	(2)%	(257)	(1)%
Total	$16,463		$15,519		$16,041
Refer to Results of Operations by Segment in Item 7. Management’s Discussion and Analysis and Note 23. Segment Reporting of the notes to the consolidated financial statements, included in Item 8. Financial Statements and Supplementary Data of this Annual Report for further financial information about business segments.
Our business is diversified across end-markets, regions, customers, vehicle platforms and products. Our customer base includes all 25 of the largest automotive OEMs in the world, and, in 2013, 27% of our net sales came from emerging markets (Asia Pacific and South America). Our eight largest platforms in 2013 were with five different OEMs. In addition, in 2013 our products were found in 18 of the 20 top-selling vehicle models in the United States, in 19 of the 20 top-selling vehicle models in Europe and in 15 of the 20 top-selling vehicle models in China. We have diversified our business into the commercial vehicle market, which is typically on a different business cycle than the light vehicle market, with sales that represent approximately 11% of our 2013 net sales. In addition, approximately 6% of our 2013 net sales were to the aftermarket, which meets the ongoing need for replacement parts required for vehicle servicing.
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
Our Industry
The automotive parts industry provides components, systems, subsystems and modules to OEMs for the manufacture of new vehicles, as well as to the aftermarket for use as replacement parts for current production and older vehicles. Overall, we expect long-term growth of vehicle sales and production in the OEM market. In 2012 and 2013, the industry saw increased global customer sales and production schedules. However, while OEM vehicle production in North America is now above pre-recession levels, production in Europe continues to be impacted by the economic uncertainties in the region, and decreased further by 1% in 2013, following a 6% decline in 2012. Demand for automotive parts in the OEM market is generally a function of the number of new vehicles produced, which is primarily driven by macro-economic factors such as credit availability, interest rates, fuel prices, consumer confidence, employment and other trends. Although OEM demand is tied to actual vehicle production, participants in the automotive parts industry also have the opportunity to grow through increasing product content per vehicle by further penetrating business with existing customers and in existing markets, gaining new customers and increasing their presence in global markets. We believe that as a company with a global presence and advanced technology, engineering, manufacturing and customer support capabilities, we are well-positioned to benefit from these opportunities.
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
Safe.  The first mega-trend, “Safe,” represents technologies aimed not just at protecting vehicle occupants when a crash occurs, but those that actually proactively reduce the risk of a crash occurring. OEMs continue to focus on improving occupant and pedestrian safety in order to meet increasingly stringent regulatory requirements in various markets, such as recommendations by the U.S. National Highway Traffic Safety Administration for rear view cameras in all vehicles. As a result, suppliers are focused on developing technologies aimed at protecting vehicle occupants when a crash occurs, as well as those that reduce driver distractions and proactively mitigate the risk of a crash occurring. Examples of new and alternative technologies that incorporate sophisticated detection and advanced software for collision avoidance technologies, include lane departure warning systems, adaptive cruise control, driver awareness and automatic braking.
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

•
Distribution systems, including hybrid high voltage and safety systems, are integrated into one optimized vehicle electrical system that can utilize smaller cable and gauge sizes and ultra-thin wall insulation (which product line makes up approximately 36% of our total revenue for the year ended December 31, 2013).

Powertrain Systems.  This segment offers high quality products for complete engine management systems (“EMS”) and products to help optimize performance, emissions and fuel economy.

•
The gasoline EMS portfolio features fuel injection and air/fuel control, valvetrain, ignition, sensors and actuators, transmission control products, and powertrain electronic control modules with software, algorithms and calibration.

•
The diesel EMS product line offers high quality common rail fuel injection system technologies including diesel injection equipment, system integration, calibration, electronics, and emission control solutions.

•
The Powertrain Systems segment also supplies integrated fuel handling systems for gasoline, diesel, flexfuel and biofuel configurations, and innovative evaporative emissions systems that are recognized as industry-leading technologies.

We also include aftermarket and original equipment service in the Powertrain Systems segment.
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

•	Passive and active safety electronics primarily includes occupant detection systems, collision warning systems, advanced cruise control technologies, collision sensing and auto braking.

•	Electric and hybrid electric vehicle power electronics comprises power modules, inverters and converters and battery packs.

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
Competition
Although the overall number of our top competitors decreased due to ongoing industry consolidation, the automotive parts industry remains extremely competitive. OEMs rigorously evaluate suppliers on the basis of product quality, price, reliability and timeliness of delivery, product design capability, technical expertise and development capability, new product innovation, financial viability, application of lean principles, operational flexibility, customer service and overall management. In addition, our customers generally require that we demonstrate improved efficiencies, through cost reductions and/or price improvement, on a year-over-year basis.
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
• HallaVisteon
• MAHLE
• Sanden Corporation
• Valeo, SA

Customers
We sell our products and services to the major global OEMs in every region of the world. We also sell our products to the worldwide aftermarket for replacement parts, including the aftermarket operations of our OEM customers and to other distributors and retailers. The following table provides the percentage of net sales to our largest customers for the year ended December 31, 2013:

Customer	Percentage of Net Sales
GM	17%
Volkswagen Group (“VW”)	10%
Daimler AG (“Daimler”)	6%
Ford Motor Company (“Ford”)	6%
Shanghai General Motors Company Limited	5%
PSA Peugeot Citroën (“PSA”)	4%
Hyundai Motor Company	3%
Fiat Group Automobiles S.p.A.	3%
Toyota Motor Corporation	3%
Geely Automobile Holdings Limited	3%
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
Individual purchase orders are terminable for cause or non-performance and, in most cases, upon our insolvency and certain change of control events. In addition, many of our OEM customers have the option to terminate for convenience on certain programs, which permits our customers to impose pressure on pricing during the life of the vehicle program, and issue purchase contracts for less than the duration of the vehicle program, which potentially reduces our profit margins and increases the risk of our losing future sales under those purchase contracts. Additionally, our largest customer, GM, expressly reserves a right to terminate for competitiveness on certain of our long-term supply contracts. We manufacture and ship based on customer release schedules, normally provided on a weekly basis, which can vary due to cyclical automobile production or dealer inventory levels.
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

Our Global Operations
Information concerning principal geographic areas for our continuing operations is set forth below. Net sales data reflects the manufacturing location for the years ended December 31, 2013, 2012 and 2011. Net property data is as of December 31, 2013, 2012 and 2011.

	Year ended December 31, 2013		Year ended December 31, 2012		Year ended December 31, 2011
	(in millions)
	Net Sales	Net Property(1)	Net Sales	Net Property(1)	Net Sales	Net Property(1)
United States	$5,300	$668	$5,193	$592	$4,993	$506
Other North America	213	145	151	139	118	129
Europe, Middle East & Africa(2)	6,444	1,592	6,364	1,455	7,264	1,107
China	2,703	526	2,288	389	2,026	314
Other Asia Pacific	838	148	539	135	438	108
South America	965	137	984	150	1,202	151
Total	$16,463	$3,216	$15,519	$2,860	$16,041	$2,315

(1)	Net property data represents property, plant and equipment, net of accumulated depreciation.

(2)
Includes our country of domicile, Jersey, and the country of our principal executive offices, the United Kingdom. We had no sales in Jersey in any period. We had net sales of $727 million, $726 million, and $866 million in the United Kingdom for the years ended December 31, 2013, 2012 and 2011, respectively. We had net property in the United Kingdom of $229 million, $191 million, and $138 million as of December 31, 2013, 2012 and 2011, respectively.

Research, Development and Intellectual Property
We maintain technical engineering centers in major regions of the world to develop and provide advanced products, processes and manufacturing support for all of our manufacturing sites, and to provide our customers with local engineering capabilities and design development on a global basis. As of December 31, 2013, we employed over 19,000 scientists, engineers and technicians around the world. Total expenditures for research and development activities, which include engineering, were approximately $1.3 billion, $1.2 billion, and $1.2 billion for the years ended December 31, 2013, 2012 and 2011, respectively. Each year we share some engineering expenses with OEMs and government agencies. While this amount varies from year-to-year, it is generally in the range of 20% to 25% of engineering expenses.
We believe that our engineering and technical expertise, together with our emphasis on continuing research and development, allow us to use the latest technologies, materials and processes to solve problems for our customers and to bring new, innovative products to market. We believe that continued engineering activities are critical to maintaining our pipeline of technologically advanced products. Given our strong financial discipline, we seek to effectively manage fixed costs and efficiently rationalize capital spending by critically evaluating the profit potential of new and existing customer programs, including investment in innovation and technology. We maintain our engineering activities around our focused product portfolio and allocate our capital and resources to those products with distinctive technologies. We expect expenditures for engineering activities to be approximately $1.3 billion for the year ended December 31, 2014.
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
Materials
We procure our raw materials from a variety of suppliers around the world. Generally, we seek to obtain materials in the region in which our products are manufactured in order to minimize transportation and other costs. The most significant raw materials we use to manufacture our products include aluminum, copper and resins. As of December 31, 2013, we have not experienced any significant shortages of raw materials and normally do not carry inventories of such raw materials in excess of those reasonably required to meet our production and shipping schedules.
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
Seasonality
Our business is moderately seasonal, as our primary North American customers historically reduce production during the month of July and halt operations for approximately one week in December. Our European customers generally reduce production during the months of July and August and for one week in December. Shut-down periods in the rest of the world generally vary by country. In addition, automotive production is traditionally reduced in the months of July, August and September due to the launch of parts production for new vehicle models. Accordingly, our results reflect this seasonality.
Employees
As of December 31, 2013, we employed approximately 117,000 people (5,000 in the U.S., and 112,000 outside of the U.S.); 26,000 salaried employees and 91,000 hourly employees. In addition, we maintain an alternative workforce of 44,000 contract and temporary workers. Our employees are represented worldwide by numerous unions and works councils, including the IUE-CWA, the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union and its Local Union 87L (together, the “USW”), and Confederacion De Trabajadores Mexicanos. In the U.S., our employees are represented by only the IUE-CWA and the USW, with which we have competitive wage and benefit packages.
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
At December 31, 2013, 2012 and 2011, the reserve for environmental investigation and remediation was approximately $21 million, $21 million and $22 million, respectively, of which $7 million, $8 million and $7 million, respectively, related to sites within the U.S. We cannot ensure that our eventual environmental remediation costs and liabilities will not exceed the amount of our current reserves. In the event that such liabilities were to significantly exceed the amounts recorded, our results of operations could be materially affected.

SUPPLEMENTARY ITEM. EXECUTIVE OFFICERS OF THE REGISTRANT
The name, age (as of January 31, 2014), current positions and description of business experience of each of our executive officers are listed below. Our executive officers are elected annually by the Board of Directors and hold office until their successors are elected and qualified or until the officer’s resignation or removal. Positions noted below reflect current service to Delphi Automotive PLC and prior service to Delphi Automotive LLP. Each officer listed below as a senior vice president was a vice president until February 2012.
Rodney O’Neal, 60, is chief executive officer (CEO) and president of Delphi and is a member of the company’s board of directors. He was named president and CEO in October 2009 and became a member of the board in May 2011. Mr. O’Neal was president and CEO of Old Delphi from January 2007. He was president and chief operating officer (COO) of Old Delphi from January 1, 2005. Prior to the president and COO position, Mr. O’Neal served as president of Old Delphi’s former Dynamics, Propulsion and Thermal sector from January 2003 and as executive vice president and president of Old Delphi’s former Safety, Thermal and Electrical Architecture sector from January 2000. Previously, he served as vice president and president of Delphi Interior Systems since November 1998 and general manager of the former Delphi Interior & Lighting Systems since May 1997. Mr. O’Neal served on the board of directors of Sprint/Nextel Corporation (2007-2013) and served on the board of directors of Goodyear Tire & Rubber Company (2004-2012).
Kevin P. Clark, 51, was named executive vice president and chief financial officer of Delphi in February 2013. He was previously senior vice president and chief financial officer since February 2012. He was appointed vice president and chief financial officer in July 2010. Previously, Mr. Clark was a founding partner of Liberty Lane Partners, LLC, a private-equity investment firm focused on building and improving middle-market companies. Prior to Liberty Lane Partners, Mr. Clark served as the chief financial officer of Fisher-Scientific International Inc., a manufacturer, distributor and service provider to the global healthcare market. Mr. Clark served as Fisher-Scientific’s chief financial officer from the company’s initial public offering in 2001 through the completion of its merger with Thermo Electron Corporation in 2006. Prior to becoming chief financial officer, Mr. Clark served as Fisher-Scientific’s corporate controller and treasurer.
Majdi Abulaban, 50, is senior vice president of Delphi and president of Delphi Electrical/Electronic Architecture (E/EA) effective February 2012. He also continues to serve as president of Delphi Asia-Pacific. Mr. Abulaban was most recently president of the Connection Systems product business unit for Delphi E/EA. Mr. Abulaban was appointed managing director for the former Packard Electric Systems’ Asia Pacific operations and became chairman of the board for Delphi Packard Electric Systems Co., Ltd, (China) in July 2002. He previously held a variety of assignments, including business line executive for cockpits at Old Delphi’s former Safety & Interior division since 2001 and director of Asia Pacific Operations for Delphi Harrison Thermal Systems since January 2000.
Kevin M. Butler, 58, is senior vice president of human resource management and global business services for Delphi. He was named to his current position in November 2009 and previously served as vice president, human resource management and an officer of Old Delphi from 2000 to 2009. From 1997 to 2009, Mr. Butler was general director of human resources at Delphi Delco Electronics Systems.
Liam Butterworth, 43, is senior vice president of Delphi and president, Powertrain Systems effective February 2014.  He previously was president of Delphi Connection Systems, a product business unit (PBU) of Delphi E/EA, from October 2012. He joined Delphi in 2012 after the company acquired FCI’s Motorized Vehicles Division, where he had been president and general manager from 2009 through the acquisition by Delphi. He joined FCI in 2000 and held positions in sales, marketing, purchasing and general management. Prior to FCI, Mr. Butterworth worked for Lucas Industries and TRW Automotive.
Jeffrey J. Owens, 59, was named executive vice president and chief technology officer of Delphi in February 2013. He previously was senior vice president and chief technology officer since February 2012. Prior to that role he was vice president of Delphi Electronics and Safety since October 2009 and was previously vice president of Old Delphi and president of Delphi Electronics and Safety, from September 2001 to September 2009. He also served as president of Delphi Asia Pacific from 2006 to 2009.
David M. Sherbin, 54, is senior vice president, general counsel, secretary and chief compliance officer of Delphi. He was named to his current position in October 2009 and previously was vice president, general counsel of Old Delphi, from October 2005 to October 2009. He was appointed chief compliance officer in January 2006. Prior to joining Delphi, Mr. Sherbin was vice president, general counsel and secretary for Pulte Homes, Inc., a national homebuilder, from January 2005 through September 2005. Mr. Sherbin joined Federal-Mogul Corporation in 1997 and was named senior vice president, general counsel, secretary and chief compliance officer in 2003.
James A. Spencer, 60, is executive vice president of operations as of February 2013. He was previously senior vice president of Delphi and sector president of Electrical and Electronics since February 2012. Prior to that he was vice president of Delphi and president of Delphi Electrical/Electronic Architecture since October 2009. Mr. Spencer was vice president of Old

Delphi and president of Delphi Electrical/Electronic Architecture, formerly Packard Electric Systems, since 1999 and previously was president of Delphi Asia Pacific from 1999 to 2000. He also has served as president of Delphi Latin America since July 2006.
Jugal K. Vijayvargiya, 45, is senior vice president of Delphi and president of Delphi Electronics and Safety (E&S). He was named to his current position in February 2012 and was most recently vice president of the Infotainment & Driver Interface PBU for Delphi E&S since August 2009. He was previously general director of the Controls & Security PBU since 2006. Earlier, Mr. Vijayvargiya was global business line executive (BLE) for Body Security & Mechatronics at Delphi Electrical/Electronic Architecture. Prior to his BLE assignment, Mr. Vijayvargiya was director of program management before being named product line manager of Audio Systems in 2002.

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
Our sensitivity to economic cycles and any related fluctuation in the businesses of our customers or potential customers may have a material adverse effect on our financial condition, results of operations or cash flows. Automakers across Europe are continuing to experience difficulties as economic uncertainties persist in the region. OEM vehicle production in Europe decreased by 1% from 2012 to 2013, following a decrease of 6% from 2011 to 2012. As a result, we have experienced and may continue to experience reductions in orders from these OEM customers. A prolonged downturn in the European automotive industry or a significant change in product mix due to consumer demand could require us to shut down plants or result in impairment charges, restructuring actions or changes in our valuation allowances against deferred tax assets, which could be material to our financial condition and results of operations. Continued uncertainty relating to the economic conditions in Europe may continue to have an adverse impact on our business. If global economic conditions deteriorate or economic uncertainty increases, our customers and potential customers may experience deterioration of their businesses, which may result in the delay or cancellation of plans to purchase our products. If vehicle production were to remain at low levels for an extended period of time or if cash losses for customer defaults rise, our cash flow could be adversely impacted, which could result in our needing to seek additional financing to continue our operations. There can be no assurance that we would be able to secure such financing on terms acceptable to us, or at all.
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
Our five largest customers accounted for approximately 44% of our total net sales in the year ended December 31, 2013. Accordingly, our revenues may be disproportionately affected by decreases in any of their businesses or market share. Because our customers typically have no obligation to purchase a specific quantity of parts, a decline in the production levels of any of our major customers, particularly with respect to models for which we are a significant supplier, could disproportionately reduce our sales and thereby adversely affect our financial condition, operating results and cash flows. See Item 1. Supply Relationships with Our Customers.
We may not realize sales represented by awarded business.
We estimate awarded business using certain assumptions, including projected future sales volumes. Our customers generally do not guarantee volumes. In addition, awarded business may include business under arrangements that our customers have the right to terminate without penalty. Therefore, our actual sales volumes, and thus the ultimate amount of revenue that we derive from such sales, are not committed. If actual production orders from our customers are not consistent with the projections we use in calculating the amount of our awarded business, we could realize substantially less revenue over the life of these projects than the currently projected estimate.
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
Our future growth is dependent on our making the right investments at the right time to support product development and manufacturing capacity in areas where we can support our customer base. We have identified the Asia Pacific region, and more specifically China, as a key market likely to experience substantial growth, and accordingly have made and expect to continue to make substantial investments, both directly and through participation in various partnerships and joint ventures, in numerous manufacturing operations, technical centers and other infrastructure to support anticipated growth in those regions. If we are unable to deepen existing and develop additional customer relationships in this region, we may not only fail to realize expected rates of return on our existing investments, but we may incur losses on such investments and be unable to timely redeploy the invested capital to take advantage of other markets, potentially resulting in lost market share to our competitors. Our results will also suffer if these regions do not grow as quickly as we anticipate.
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
The global automotive component supply industry is highly competitive. Competition is based primarily on price, technology, quality, delivery and overall customer service. There can be no assurance that our products will be able to compete successfully with the products of our competitors. Furthermore, the rapidly evolving nature of the markets in which we compete may attract new entrants, particularly in low-cost countries such as China. Additionally, consolidation in the automotive industry may lead to decreased product purchases from us. As a result, our sales levels and margins could be adversely affected by pricing pressures from OEMs and pricing actions of competitors. These factors led to selective resourcing of business to competitors in the past and may also do so in the future. In addition, any of our competitors may foresee the course of market development more accurately than us, develop products that are superior to our products, have the ability to produce similar products at a lower cost than us, or adapt more quickly than us to new technologies or evolving customer requirements. As a result, our products may not be able to compete successfully with their products. These trends may adversely affect our sales as well as the profit margins on our products.
Increases in costs of the materials and other supplies that we use in our products may have a negative impact on our business.
Significant changes in the markets where we purchase materials, components and supplies for the production of our products may adversely affect our profitability, particularly in the event of significant increases in demand where there is not a corresponding increase in supply, inflation or other pricing increases. In recent periods there have been significant fluctuations in the global prices of copper, aluminum and petroleum-based resin products, and fuel charges, which have had and may continue to have an unfavorable impact on our business, results of operations or financial condition. Continuing volatility may have adverse effects on our business, results of operations or financial condition. We will continue efforts to pass some supply and material cost increases onto our customers, although competitive and market pressures have limited our ability to do that, particularly with domestic OEMs, and may prevent us from doing so in the future, because our customers are generally not obligated to accept price increases that we may desire to pass along to them. Even where we are able to pass price increases through to the customer, in some cases there is a lapse of time before we are able to do so. The inability to pass on price increases to our customers when raw material prices increase rapidly or to significantly higher than historic levels could adversely affect our operating margins and cash flow, possibly resulting in lower operating income and profitability. We expect to be continually challenged as demand for our principal raw materials and other supplies, including electronic components, is significantly impacted by demand in emerging markets, particularly in China, and by the anticipated global economic recovery. We cannot provide assurance that fluctuations in commodity prices will not otherwise have a material adverse effect on our financial condition or results of operations, or cause significant fluctuations in quarterly and annual results of operations.
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
Certain of our non-U.S. subsidiaries sponsor defined benefit pension plans, which generally provide benefits based on negotiated amounts for each year of service. Our primary funded non-U.S. plans are located in Mexico and the United Kingdom and were underfunded by $447 million as of December 31, 2013. The funding requirements of these benefit plans, and the related expense reflected in our financial statements, are affected by several factors that are subject to an inherent degree of uncertainty and volatility, including governmental regulation. In addition to the defined benefit pension plans, we have retirement obligations driven by requirements in many of the countries in which we operate. These legally required plans require payments at the time benefits are due. Obligations, net of plan assets, related to the defined benefit pension plans and statutorily required retirement obligations totaled $906 million at December 31, 2013, of which $14 million is included in accrued liabilities and $892 million is included in long-term liabilities in our consolidated balance sheet. Key assumptions used to value these benefit obligations and the cost of providing such benefits, funding requirements and expense recognition include the discount rate and the expected long-term rate of return on pension assets. If the actual trends in these factors are less favorable than our assumptions, this could have an adverse effect on our results of operations and financial condition.
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
We have currency exposures related to buying, selling and financing in currencies other than the local currencies of the countries in which we operate. Approximately 68% of our net revenue for the year ended December 31, 2013 was invoiced in currencies other than the U.S. dollar, and we expect net revenue from non-U.S. markets to continue to represent a significant portion of our net revenue. Price increases caused by currency exchange rate fluctuations may make our products less competitive or have an adverse effect on our margins. Currency exchange rate fluctuations may also disrupt the business of our suppliers by making their purchases of raw materials more expensive and more difficult to finance.
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
The majority of our manufacturing and distribution facilities are in countries outside of the U.S., including Mexico and countries in Asia Pacific, Eastern and Western Europe, South America and Northern Africa. We also purchase raw materials and other supplies from many different countries around the world. For the year ended December 31, 2013, approximately 68% of our net revenue came from sales outside the United States. International operations are subject to certain risks inherent in doing business abroad, including:

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

•
compliance with the requirements of an increasing body of applicable anti-bribery laws, including the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act and similar laws of various other countries.

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
We expect to pursue business ventures, acquisitions, and strategic alliances that leverage our technology capabilities, enhance our customer base, geographic penetration, and scale to complement our current businesses and we regularly evaluate potential opportunities, some of which could be material. While we believe that such transactions are an integral part of our long-term strategy, there are risks and uncertainties related to these activities. Assessing a potential growth opportunity involves extensive due diligence. However, the amount of information we can obtain about a potential growth opportunity may be limited, and we can give no assurance that new business ventures, acquisitions, and strategic alliances will positively affect our financial performance or will perform as planned. We may not be able to successfully assimilate or integrate companies that we acquire, including their personnel, financial systems, distribution, operations and general operating procedures. We may also encounter challenges in achieving appropriate internal control over financial reporting in connection with the integration of an acquired company. If we fail to assimilate or integrate acquired companies successfully, our business, reputation and operating results could be materially impacted. Likewise, our failure to integrate and manage acquired companies successfully may lead to future impairment of any associated goodwill and intangible asset balances.
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
We cannot predict the substance or impact of pending or future legislation or regulations, or the application thereof. The introduction of new laws or regulations or changes in existing laws or regulations, or the interpretations thereof, could increase the costs of doing business for us or our customers or suppliers or restrict our actions and adversely affect our financial condition, operating results and cash flows. An example of such changing regulation is the adoption by the SEC of annual disclosure and reporting requirements for those companies who use conflict minerals mined from the Democratic Republic of Congo and adjoining countries in their products. These provisions will require continued due diligence efforts, with initial disclosure requirements beginning in May 2014. There will be costs associated with complying with these disclosure requirements, including for diligence to determine the sources of conflict minerals that we may find to be used in our products.
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
Certain environmental laws impose liability, sometimes regardless of fault, for investigating or cleaning up contamination on or emanating from our currently or formerly owned, leased or operated property, as well as for damages to property or natural resources and for personal injury arising out of such contamination. Some of these environmental laws may also assess liability on persons who arrange for hazardous substances to be sent to third party disposal or treatment facilities when such facilities are found to be contaminated. At this time, we are involved in various stages of investigation and cleanup related to environmental remediation matters at a number of present and former facilities in the U.S. and abroad. The ultimate cost to us of site cleanups is difficult to predict given the uncertainties regarding the extent of the required cleanup, the potential for ongoing environmental monitoring and maintenance that could be required for many years, the interpretation of applicable laws and regulations, alternative cleanup methods, and potential agreements that could be reached with governmental and third parties. While we have environmental reserves of approximately $21 million at December 31, 2013 for the cleanup of presently-known environmental contamination conditions, it cannot be guaranteed that actual costs will not significantly exceed these reserves. We also could be named a potentially responsible party at additional sites in the future and the costs associated with such future sites may be material.
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
In addition, we conduct significant business operations in Brazil that are subject to the Brazilian federal labor, social security, environmental, tax and customs laws as well as a variety of state and local laws. While we believe we comply with such laws, they are complex, subject to varying interpretations, and we are often engaged in litigation with government agencies regarding the application of these laws to particular circumstances. As of December 31, 2013, the majority of claims asserted against Delphi in Brazil relate to such litigation. The remaining claims relate to commercial and labor litigation with private parties in Brazil. As of December 31, 2013, claims totaling approximately $200 million (using December 31, 2013 foreign currency rates) have been asserted against Delphi in Brazil. As of December 31, 2013, we maintained reserves for these asserted claims of approximately $31 million (using December 31, 2013 foreign currency rates).
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

Delphi Automotive LLP, which acquired certain businesses of the Predecessor on October 6, 2009 (the “Acquisition Date”), was established on August 19, 2009 as a limited liability partnership incorporated under the laws of England and Wales. At the time of its formation, Delphi Automotive LLP elected to be treated as a partnership for U.S. federal income tax purposes. We believe there is a significant risk that the Internal Revenue Service (the “IRS”) may assert that Delphi Automotive LLP, and as a result Delphi Automotive PLC, should be treated as a domestic corporation for U.S. federal income tax purposes, retroactive to the Acquisition Date. If Delphi Automotive LLP were treated as a domestic corporation for U.S. federal income tax purposes, we expect that, although Delphi Automotive PLC incorporated under the laws of Jersey and is a tax resident in the U.K., it would also be treated as a domestic corporation for U.S. federal income tax purposes.
Delphi Automotive LLP filed U.S. federal partnership tax returns for 2009, 2010 and 2011. The IRS is currently reviewing whether Section 7874 applies to Delphi Automotive LLP’s acquisition of certain businesses of the Predecessor. We believe, after consultation with counsel, that neither Delphi Automotive LLP nor Delphi Automotive PLC should be treated as domestic corporations for U.S. federal income tax purposes, and intend to vigorously contest any assertion by the IRS to the contrary, including through litigation if we were unable to reach a satisfactory resolution with the IRS. However, no assurance can be given that the IRS will not contend, or that a court will not conclude, that Delphi Automotive LLP, and therefore Delphi Automotive PLC, should be treated as a domestic corporation for U.S. federal income tax purposes. No accrual for this matter has been recorded as of December 31, 2013.
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

ITEM 2. PROPERTIES
As of December 31, 2013, we owned or leased 126 major manufacturing sites and 15 major technical centers in 32 countries. A manufacturing site may include multiple plants and may be wholly or partially owned or leased. We also have many smaller manufacturing sites, sales offices, warehouses, engineering centers, joint ventures and other investments strategically located throughout the world. The following table shows the regional distribution of our major manufacturing sites by the operating segment that uses such facilities:

	North America	Europe, Middle East & Africa	Asia Pacific	South America	Total
Electrical/Electronic Architecture	29	22	19	8	78
Powertrain Systems	4	10	5	2	21
Electronics and Safety	3	9	3	1	16
Thermal Systems	3	2	5	1	11
Total	39	43	32	12	126
In addition to these manufacturing sites, we had 15 major technical centers: five in North America; five in Europe, Middle East and Africa; four in Asia Pacific; and one in South America.

Of our 126 major manufacturing sites and 15 major technical centers, which include facilities owned or leased by our consolidated subsidiaries, 81 are primarily owned and 60 are primarily leased.
Delphi operates regional offices in Bascharage, Luxembourg; São Paulo, Brazil; Shanghai, China; and Troy, Michigan.
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
Brazil Matters
Delphi conducts significant business operations in Brazil that are subject to the Brazilian federal labor, social security, environmental, tax and customs laws, as well as a variety of state and local laws. While Delphi believes it complies with such laws, they are complex, subject to varying interpretations, and the Company is often engaged in litigation with government agencies regarding the application of these laws to particular circumstances. As of December 31, 2013, the majority of claims asserted against Delphi in Brazil relate to such litigation. The remaining claims in Brazil relate to commercial and labor litigation with private parties. As of December 31, 2013, claims totaling approximately $200 million (using December 31, 2013 foreign currency rates) have been asserted against Delphi in Brazil. As of December 31, 2013, the Company maintains accruals for these asserted claims of $31 million (using December 31, 2013 foreign currency rates). The amounts accrued represent claims that are deemed probable of loss and are reasonably estimable based on the Company’s analyses and assessment of the asserted claims and prior experience with similar matters. While the Company believes its accruals are adequate, the final amounts required to resolve these matters could differ materially from the Company’s recorded estimates and Delphi’s results of operations could be materially affected.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our ordinary shares have been publicly traded since November 17, 2011 when our ordinary shares were listed and began trading on the New York Stock Exchange ("NYSE") under the symbol “DLPH”.
The following table sets forth the high and low sales price per share of our ordinary shares, as reported by NYSE, for 2012 and 2013. As of January 31, 2014, there were approximately 17 shareholders of record of our ordinary shares.

	Price Range of Ordinary Shares
	High	Low
2012
Period from January 1 through March 31, 2012	$32.33	$22.14
Period from April 1 through June 30, 2012	$32.20	$25.43
Period from July 1 through September 30, 2012	$32.02	$25.29
Period from October 1 through December 31, 2012	$38.25	$30.50
2013
Period from January 1 through March 31, 2013	$44.65	$37.00
Period from April 1 through June 30, 2013	$52.46	$40.78
Period from July 1 through September 30, 2013	$58.60	$51.12
Period from October 1 through December 31, 2013	$60.42	$53.40
The following graph reflects the comparative changes in the value from November 17, 2011, the first day of our ordinary shares trading on the NYSE, through December 31, 2013, assuming an initial investment of $100 and the reinvestment of dividends, if any in (1) our ordinary shares, (2) the S&P 500 index, and (3) the Automotive Supplier Peer Group. Historical performance may not be indicative of future shareholder returns.

Stock Performance Graph

COMPARISON OF CUMULATIVE TOTAL RETURN*
$300
$250
$200
$150
$100
$50
11/17/2011
12/31/2011
12/31/2012
12/31/2013
Delphi Automotive PLC (1)
S&P 500 (2)
Automotive Supplier Peer Group (3)

* $100 invested on 11/17/11 in our stock or 10/31/11 in the relevant index, including reinvestment of dividends. Fiscal year ending December 31, 2013.

(1)	Delphi Automotive PLC

(2)	S&P 500 – Standard & Poor’s 500 Total Return Index

(3)
Automotive Supplier Peer Group – Russell 3000 Auto Parts Index, including American Axle & Manufacturing, BorgWarner Inc., Cooper Tire & Rubber Company, Dana Holding Corp., Delphi Automotive PLC, Dorman Products Inc., Federal-Mogul Corp., Ford Motor Co., Fuel Systems Solutions Inc., General Motors Co., Gentex Corp., Gentherm Inc., Genuine Parts Co., Johnson Controls Inc., LKQ Corp., Lear Corp., Meritor Inc., Remy International Inc., Standard Motor Products Inc., Stoneridge Inc., Superior Industries International, TRW Automotive Holdings Corp., Tenneco Inc., Tesla Motors Inc., The Goodyear Tire & Rubber Co., Tower International Inc., Visteon Corp., and WABCO Holdings Inc.

Company Index	November 17, 2011	December 31, 2011	December 31, 2012	December 31, 2013
Delphi Automotive PLC (1)	$100.00	$100.98	$179.33	$285.81
S&P 500 (2)	100.00	100.80	116.93	154.80
Automotive Supplier Peer Group (3)	100.00	89.27	110.41	166.46
Dividends
On February 26, 2013, the Board of Directors approved the initiation of dividend payments on the Company's ordinary shares. The Board of Directors declared a regular quarterly cash dividend of $0.17 per ordinary share that was paid in each quarter of 2013. In addition, in January 2014, the Board of Directors declared a regular quarterly cash dividend of $0.25 per ordinary share, payable on February 27, 2014 to shareholders of record at the close of business on February 18, 2014.
In October 2011, the Board of Managers of Delphi Automotive LLP approved a distribution of approximately $95 million, which was paid on December 5, 2011, principally in respect of taxes, to members of Delphi Automotive LLP who held membership interests as of the close of business on October 31, 2011.

Equity Compensation Plan Information
The table below contains information about securities authorized for issuance under equity compensation plans. The features of these plans are discussed further in Note 21. Share-Based Compensation to our consolidated financial statements.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Restricted Common Stock Warrants and Rights (a)		Weighted-Average Exercise Price of Outstanding Options, Restricted Common Stock Warrants and Rights (b)		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	2,951,341	(1)	$—	(2)	18,075,265	(3)
Equity compensation plans not approved by security holders	—		—		—
Total	2,951,341		—		18,075,265

(1)
Includes (a) 38,031 outstanding restricted stock units granted to our Board of Directors and (b) 2,913,310 outstanding time- and performance-based restricted stock units granted to our executives. All grants were made under the Delphi Automotive PLC Long Term Incentive Plan (the "PLC LTIP").

(2)	The restricted stock units have no exercise price.

(3)	Remaining shares available under the PLC LTIP.
Repurchase of Equity Securities
A summary of our ordinary shares repurchased during the quarter ended December 31, 2013, is shown below:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (in millions) (3)
October 1, 2013 to October 31, 2013	397,589	$57.85	397,589	$262
November 1, 2013 to November 30, 2013	1,016,157	55.04	1,016,157	206
December 1, 2013 to December 31, 2013	277,105	57.03	277,105	190
Total	1,690,851	56.03	1,690,851

(1)	The total number of shares purchased under the Board authorized plans described below.

(2)	Excluding commissions.

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

	Successor (1)					Predecessor (2)
	Year ended December 31,				Period from August 19 to December 31, 2009	Period from January 1 to October 6, 2009

	2013	2012	2011	2010
	(dollars and shares in millions, except per share data)					(dollars and shares in millions, except per share data)
Statements of operations data:
Net sales	$16,463	$15,519	$16,041	$13,817	$3,421	$8,334
Depreciation and amortization	540	486	475	421	139	540
Operating income (loss)	1,684	1,476	1,644	940	(10)	(1,118)
Interest expense	(143)	(136)	(123)	(30)	(8)	—
Reorganization items, net	—	—	—	—	—	10,210
Income (loss) from continuing operations	1,301	1,160	1,223	703	(3)	9,391
Net income (loss)	1,301	1,160	1,223	703	(3)	9,347
Net income attributable to noncontrolling interest	89	83	78	72	15	29
Net income (loss) attributable to Successor/Predecessor	1,212	1,077	1,145	631	(18)	9,318

Net income (loss) per share data:
Income (loss) from continuing operations attributable to Successor/Predecessor	$3.90	$3.34	$2.72	$0.92	$(0.03)	$16.58
Loss from discontinued operations attributable to Successor/Predecessor	—	—	—	—	—	(0.08)
Basic income (loss) per share attributable to Successor/Predecessor	$3.90	$3.34	$2.72	$0.92	$(0.03)	$16.50
Diluted income (loss) per share attributable to Successor/Predecessor	$3.89	$3.33	$2.72	$0.92	$(0.03)	$16.50
Weighted average shares outstanding	311	323	421	686	685	565
Cash dividends declared and paid	$0.68	$—	$—	$—	$—	$—

Other financial data:
Capital expenditures	$682	$705	$630	$500	$88	$321
EBITDA(3)	2,224	1,962	2,119	1,361	129	(514)
Adjusted EBITDA(3)	2,384	2,142	2,150	1,633	313	(229)
EBITDA margin(4)	13.5%	12.6%	13.2%	9.9%	3.8%	(6.2)%
Adjusted EBITDA margin(4)	14.5%	13.8%	13.4%	11.8%	9.1%	(2.7)%
Net cash provided by (used in) operating activities	1,750	1,478	1,377	1,142	159	(257)
Net cash (used in) provided by investing activities	(655)	(1,631)	(10)	(911)	885	(1,052)
Net cash (used in) provided by financing activities	(822)	(105)	(3,194)	(126)	2,062	315

	Successor (1)
	As of December 31, 2013	As of December 31, 2012	As of December 31, 2011	As of December 31, 2010	As of December 31, 2009
		(in millions, except employee data)
Balance sheet and employment data:
Cash and cash equivalents	$1,389	$1,105	$1,363	$3,219	$3,107
Total assets	$11,047	$10,176	$9,128	$11,082	$10,307
Total debt	$2,412	$2,464	$2,103	$289	$396
Working capital, as defined(5)	$1,160	$1,213	$1,116	$1,059	$1,217
Shareholders’ equity	$3,434	$2,830	$2,171	$6,099	$5,366
Global employees(6)	117,000	118,000	104,000	99,700	104,800

(1)
On October 26, 2012, we completed the acquisition of the Motorized Vehicles Division (“MVL”). MVL is a leading global manufacturer of automotive connection systems with a focus on high-value, leading technology applications. Given the timing of the acquisition it is not fully reflected in our 2012 results and impacts comparability to 2013 results.

(2)
On October 6, 2009, Delphi Automotive LLP acquired the major portion of the business of the Predecessor, and this business constituted the entirety of the operations of the Successor. The Predecessor adopted the accounting guidance in Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) 852, Reorganizations, effective October 8, 2005 and has segregated the financial statements for all reporting periods subsequent to such date and through the acquisition on October 6, 2009 by Delphi Automotive LLP and the emergence by Old Delphi from Chapter 11. Our consolidated financial statements are not comparable to the consolidated financial statements of the Predecessor due to the effects of the emergence from Chapter 11 and the change in the basis of presentation.

(3)
Our management utilizes net income before depreciation and amortization (including long-lived asset and goodwill impairment), interest expense, other income (expense), net, income tax expense, equity income, net of tax, restructuring and other acquisition-related costs (“Adjusted EBITDA”) to evaluate performance. Adjusted EBITDA was used as a performance indicator for the year ended December 31, 2013. From January 1, 2011 through December 31, 2012, the Company’s management believed that net income before depreciation and amortization (including long-lived asset and goodwill impairment), interest expense, other income (expense), net, income tax expense, equity income, net of tax, (“EBITDA”) was a meaningful measure of performance and it was used by management to analyze Company and stand-alone segment operating performance. Management also used EBITDA for planning and forecasting purposes.

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

The reconciliation of Adjusted EBITDA to EBITDA includes other transformation and rationalization costs related to 1) the implementation of information technology systems to support finance, manufacturing and product development initiatives, 2) certain plant consolidations and closures costs, 3) consolidation of many staff administrative functions into a global business service group and 4) other acquisition-related costs related to the acquisition of MVL. The reconciliation of EBITDA and Adjusted EBITDA to net income (loss) attributable to Successor/Predecessor follows:

	Successor (1)					Predecessor (2)
	Year ended December 31,				Period from August 19 to December 31, 2009	Period from January 1 to October 6, 2009

	2013	2012	2011	2010
Adjusted EBITDA	$2,384	$2,142	$2,150	$1,633	$313	$(229)
Transformation and rationalization charges:
Employee termination benefits and other exit costs	(145)	(171)	(31)	(224)	(126)	(235)
Other transformation and rationalization costs	(15)	(9)	—	(48)	(58)	(50)
EBITDA	$2,224	$1,962	$2,119	$1,361	$129	$(514)
Depreciation and amortization	(540)	(486)	(475)	(421)	(139)	(540)
Goodwill impairment charges	—	—	—	—	—	—
Discontinued operations	—	—	—	—	—	(64)
Operating income (loss)	$1,684	$1,476	$1,644	$940	$(10)	$(1,118)
Interest expense	(143)	(136)	(123)	(30)	(8)	—
Other (expense) income, net	(18)	5	(15)	34	(17)	24
Reorganization items	—	—	—	—	—	10,210
Income (loss) from continuing operations before income taxes and equity income (loss)	1,523	1,345	1,506	944	(35)	9,116
Income tax (expense) benefit	(256)	(212)	(305)	(258)	27	311
Equity income (loss), net of tax	34	27	22	17	5	(36)
Loss from discontinued operations, net of tax	—	—	—	—	—	(44)
Net income (loss)	$1,301	$1,160	$1,223	$703	$(3)	$9,347
Net income attributable to noncontrolling interest	89	83	78	72	15	29
Net income (loss) attributable to Successor/Predecessor	$1,212	$1,077	$1,145	$631	$(18)	$9,318

(4)	EBITDA margin is defined as EBITDA as a percentage of revenues. Adjusted EBITDA margin is defined as Adjusted EBITDA as a percentage of revenues.
(5)	Working capital is calculated herein as accounts receivable plus inventories less accounts payable.
(6)	Excludes temporary and contract workers. As of December 31, 2013, we employed approximately 44,000 temporary and contract workers.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following management’s discussion and analysis of financial condition and results of operations (“MD&A”) is intended to help you understand the business operations and financial condition of the Company for the three year period ended December 31, 2013. This discussion should be read in conjunction with Item 8. Financial Statements and Supplementary Data. Our MD&A is presented in seven sections:

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
Our achievements in 2013 included the following:

•	Successfully integrating the FCI Group's Motorized Vehicles Division (“MVL”), acquired in late 2012, with our existing connector business, resulting in substantial operating and financial synergies;

•	Generating gross business bookings of $26.6 billion, based upon expected volumes and pricing;

•
Continuing our focus on diversifying our geographic, product and customer mix, resulting in 33% of our 2013 net sales generated in the North American market, 27% of our 2013 net sales generated in emerging markets, and 17% generated from our largest customer;

•
Maximizing our operational flexibility and profitability at all points in the normal automotive business cycle, by having approximately 94% of our hourly workforce based in low cost countries and approximately 32% of our hourly workforce composed of temporary employees;

•
Completing the majority of our previously approved $375 million of restructuring activities initiated at the end of 2012, with the primary focus on Europe, allowing us to maintain our industry-leading cost structure;

•	Generating $1.8 billion of cash from operations;

•	Initiating regular quarterly cash dividends of $0.17 per ordinary share which was subsequently increased;

•	Executing $457 million of share repurchases; and

•	Achieving investment-grade credit rating metrics from Standard & Poor's Ratings Services

Going forward, our strategy is to build on these accomplishments and continue to develop and manufacture innovative market-relevant products for a diverse base of customers around the globe and leverage our lean and flexible cost structure to achieve strong and disciplined earnings growth and returns on invested capital. Through our culture of innovation and world class engineering capabilities we intend to employ our rigorous, forward-looking product development process to deliver new technologies that provide solutions to OEMs. Key strategic priorities include:
Targeting the Right Business with the Right Customers. We intend to be strategic in our pursuit of new business and customers in order to achieve disciplined, above-market growth. We conduct in-depth analysis of market share and product trends by region in order to prioritize research, development, and engineering spend for the customers that we believe will be successful. Collaboration with customers in our 15 major technical centers around the world helps us develop innovative product solutions designed to meet their needs. As more OEMs design vehicles for global platforms, where the same vehicle architecture is shared among different regions, we are well suited to provide global design and engineering support while manufacturing these products for a specific regional market.
Leveraging Our Engineering and Technological Capabilities. We seek to leverage our strong product portfolio tied to the industry’s key mega-trends with our global footprint to increase our revenues, as well as committing to substantial annual investment in research and development to maintain and enhance our leadership in each of our product lines.
Capitalizing on Our Scale, Global Footprint and Established Position in Emerging Markets. We intend to generate sustained growth by capitalizing on the breadth and scale of our operating capabilities. Our global footprint provides us important proximity to our customers’ manufacturing facilities and allows us to serve them in every region in which they operate. We anticipate that we will continue to build upon our extensive geographic reach to capitalize on fast-growing automotive markets, particularly in China. In addition, our presence in low cost countries positions us to realize incremental margin improvements as the global balance of automotive production shifts towards emerging markets.
Leveraging Our Lean and Flexible Cost Structure to Deliver Profitability and Cash Flow. We recognize the importance of maintaining a lean and flexible cost structure in order to deliver stable earnings and cash flow in a cyclical industry. Our focus is on maximizing and optimizing manufacturing output to meet increasing production requirements with minimal additions to our fixed-cost base. Additionally, we are continuing to use a meaningful amount of temporary workers to ensure we have the appropriate operational flexibility to scale our operations so that we can maintain our profitability as industry production levels increase or contract.
Advancing and Maintaining an Efficient Capital Structure. We actively manage our capital structure in order to maintain a strong credit rating and healthy capital ratios to support our business and maximize shareholder value. We will continue to make adjustments to our capital structure in light of changes in economic conditions or as opportunities arise to provide us with additional financial flexibility to invest in our business and execute our strategic objectives going forward.
Pursuing Selected Acquisitions and Strategic Alliances. We intend to continue to pursue selected transactions that leverage our technology capabilities and enhance our customer base, geographic penetration and scale to complement our current businesses.
Trends, Uncertainties and Opportunities
Rate of economic recovery. Our business is directly related to automotive sales and automotive vehicle production by our customers. Automotive sales depend on a number of factors, including economic conditions. Although global automotive vehicle production increased 3% from 2012 to 2013 and is expected to increase by an additional 5% in 2014, economic uncertainties persist in Europe, resulting in reduced consumer demand for vehicles and a decrease in vehicle production in Europe of 1% from 2012 to 2013. Continued economic weakness in Europe or weakness in North America or Asia could result in a significant reduction in automotive sales and production by our customers, which would have an adverse effect on our business, results of operations and financial condition. Additionally, volatility in oil and gasoline prices negatively impacts consumer confidence and automotive sales, as well as the mix of future sales (from trucks and sport utility vehicles toward smaller, fuel-efficient passenger cars). While our diversified customer and geographic revenue base, along with our flexible cost structure, have well positioned us to withstand the impact of industry downturns and benefit from industry upturns, shifts to vehicles with less content would adversely impact our profitability.
Emerging markets growth. Rising income levels in the emerging markets, principally China, are resulting in stronger growth rates in these markets. Our strong global presence and presence in these markets have positioned us to experience above-market growth rates. We continue to expand our established presence in emerging markets, positioning us to benefit from the expected growth opportunities in these regions. We are capitalizing on our long-standing relationships with the global OEMs and further enhancing our positions with the emerging market OEMs to continue expanding our worldwide leadership. We continue to build upon our extensive geographic reach to capitalize on fast-growing automotive markets. We believe that our presence in low cost countries positions us to realize incremental margin improvements as the global balance of automotive production shifts towards the emerging markets.

We have a strong presence in China, where we have operated for nearly 20 years. All of our business segments have operations and sales in China. As a result, we have well-established relationships with all of the major OEMs in China. We generated approximately $2.7 billion in revenue from China in 2013. With only 22 of our 33 offered products locally manufactured in 2013, we believe we have the opportunity to expand additional product lines into China, and as a result, we see further growth potential.
Market driven products. Our product offerings satisfy the OEMs’ need to meet increasingly stringent government regulations and meet consumer preferences for products that address the mega-trends of Safe, Green and Connected, leading to increased content per vehicle, greater profitability and higher margins. With these offerings, we believe we are well-positioned to benefit from the growing demand for vehicle content related to safety, fuel efficiency, emissions control, automated features and connectivity to the global information network. Our Electrical/Electronic Architecture and Electronics and Safety segments are benefiting from the substantial increase in vehicle content and electrification requiring a complex and reliable electrical architecture and systems to operate, such as hybrid power electronics, electrical vehicle monitoring, lane departure warning systems, integrated electronic displays, navigation systems and consumer electronics. Our ability to design a reliable electrical architecture that optimizes power distribution and/or consumption is key to satisfying the OEMs’ need to reduce emissions while continuing to meet the demands of consumers. Additionally, our Powertrain Systems and Thermal Systems segments are also focused on addressing the demand for increased fuel efficiency and emission control by improving fuel consumption and heat dissipation, which are principal factors influencing fuel efficiency and emissions.
Global capabilities. Many OEMs are continuing to adopt global vehicle platforms to increase standardization, reduce per unit cost and increase capital efficiency and profitability. As a result, OEMs are selecting suppliers that have the capability to manufacture products on a worldwide basis, as well as, the flexibility to adapt to regional variations. Suppliers with global scale and strong design, engineering and manufacturing capabilities, are best positioned to benefit from this trend. Our global footprint enables us to serve the global OEMs on a worldwide basis as we gain market share with the emerging market OEMs. This regional model principally services the North American market out of Mexico, the South American market out of Brazil, the European market out of Eastern Europe and North Africa and the Asia Pacific market out of China.
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
Engineering, design & development. Our history and culture of innovation have enabled us to develop significant intellectual property and design and development expertise to provide advanced technology solutions that meet the demands of our customers. We have a team of more than 19,000 scientists, engineers and technicians focused on developing leading product solutions for our key markets, located at 15 major technical centers in Brazil, China, France, Germany, India, Luxembourg, Mexico, Poland, South Korea, the United Kingdom and the United States. We invest approximately $1.7 billion (which includes approximately $400 million co-investment by customers and government agencies) annually in research and development, including engineering, to maintain our portfolio of innovative products, and owned/held approximately 8,000 patents and protective rights as of December 31, 2013. We also encourage “open innovation” and collaborate extensively with peers in the industry, government agencies and academic institutions. Our technology competencies are recognized by both customers and government agencies, who have co-invested approximately $400 million annually in new product development, accelerating the pace of innovation and reducing the risk associated with successful commercialization of technological breakthroughs.
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
We are focused on maintaining a low fixed cost structure that provides us flexibility to remain profitable despite decreases in industry volumes and at all points of the traditional vehicle industry production cycle. We believe that our lean cost structure will allow us to remain profitable at all points of the traditional vehicle industry production cycle. As a result, approximately 94% of our hourly workforce is located in low cost countries. Furthermore, we have substantial operational flexibility by leveraging a large workforce of temporary workers, which represented approximately 32% of the hourly workforce as of December 31, 2013. However, we will continue to adjust our cost structure and manufacturing footprint in response to continued economic uncertainties, as evidenced by the restructuring activities, including the actions related to the integration of MVL, we initiated in the fourth quarter of 2012 and first quarter of 2013, particularly in Europe, totaling approximately $375 million. As we continue to operate in a cyclical industry that is impacted by movements in the global economy, we continually evaluate opportunities to further adjust our cost structure. Assuming constant product mix and pricing, based on our 2013 results, we estimate that our EBITDA breakeven level would be reached if we experienced a 43% downturn to current product volumes.
We have a strong balance sheet with gross debt of approximately $2.4 billion and substantial liquidity of approximately $2.9 billion of cash and cash equivalents and available financing under our Revolving Credit Facility (as defined below in Liquidity and Capital Resources) as of December 31, 2013, and no significant U.S. defined benefit or workforce postretirement health care benefits and employer-paid postretirement basic life insurance benefits (“OPEB”) liabilities. We intend to maintain strong financial discipline targeting industry-leading earnings growth, cash flow generation and return on invested capital and to maintain sufficient liquidity to sustain our financial flexibility throughout the industry cycle.
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
Mexico Tax Reform. Delphi conducts its Mexican operations primarily through the maquiladora regime, which has historically provided certain tax benefits. Mexican tax reform legislation was enacted on December 11, 2013 and became effective on January 1, 2014 resulting in an increase of the statutory tax rate and changes to the VAT rules that apply to these operations. The legislation also enacted limitations on certain deductions, but an executive order issued on December 26, 2013 substantially eliminated the impact of these limitations on the maquiladora regime. The Company does not expect the changes resulting from this legislation to have a material impact on our results from operations or financial condition.
Our History and Structure
On August 19, 2009, Delphi Automotive LLP, a limited liability partnership organized under the laws of England and Wales, was formed for the purpose of acquiring certain assets and subsidiaries of the former Delphi Corporation, our Predecessor (“the Acquisition”), which, along with certain of its U.S. subsidiaries, had filed voluntary petitions for bankruptcy in October 2005. On October 6, 2009, Delphi Automotive LLP acquired the major portion of the business of the Predecessor and issued membership interests to a group of investors consisting of certain lenders to the Predecessor, General Motors Company ("GM") and the Pension Benefit Guaranty Corporation (the “PBGC”).
On March 31, 2011, all of the outstanding Class A and Class C membership interests held by GM and the PBGC were redeemed, respectively, for approximately $4.4 billion. The redemption transaction was funded by a $3.0 billion credit facility entered into on March 31, 2011 and existing cash.
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

Consolidated Results of Operations
In 2013, total global OEM production volumes increased 3% from 2012. Although total global OEM production volumes increased, indicating a stabilization of the global economy, the economic recovery was uneven from a regional perspective. While OEM vehicle production in China increased 13% in 2013, and in North America is now above pre-recession levels, production in Europe continues to be impacted by the economic uncertainties in the region, and following a 6% decline from 2011 to 2012, declined further by 1% in 2013. In light of the continued economic uncertainties, particularly in Europe, and as part of our continued efforts to optimize our industry leading cost structure and increase shareholder value, we initiated and committed to approximately $75 million of further restructuring actions, primarily in Europe, during the first quarter of 2013. These restructuring initiatives are in addition to approximately $300 million of restructuring programs initiated during the fourth quarter of 2012, bringing the overall commitments of our restructuring programs to approximately $375 million. These restructuring actions are principally focused on the European region, and are expected to be substantially completed in the first half of 2014. Approximately $170 million of the total was recognized in the fourth quarter of 2012, with an additional $145 million recognized in the year ended December 31, 2013. As we continue to operate in a cyclical industry that is impacted by movements in the global economy, we continually evaluate opportunities to further adjust our cost structure. However, we believe our strong balance sheet coupled with our flexible cost structure will position us to capitalize on any strengthening of the global economy and improvements in OEM production volumes.
Our total net sales during the year ended December 31, 2013 were $16.5 billion, or 6% higher compared to 2012. This compares to total global OEM production increases of 3% in 2013. The increase in our total net sales is attributable to the fourth quarter 2012 acquisition and successful integration of MVL, as well as due to increased sales in North America and Asia Pacific, offset by continued OEM production volume reductions in Europe. The operating results of MVL are reported within the Electrical/Electronic Architecture segment from the date of acquisition. Given the timing of the acquisition, it is not fully reflected in our 2012 results and impacts comparability to 2013 results.
The slight decline in our total net sales of 3% during the year ended December 31, 2012 as compared to 2011 reflects the impacts of negative currency translation from Euro and Brazilian Real denominated sales to U.S. dollars, which resulted in lower reported sales despite the fact that Delphi's overall sales volumes in 2012 were consistent with those in 2011. Although total global OEM production increased 6% in 2012 as compared to 2011, a significant portion of this production increase was attributable to Japanese OEMs recovering from the March 2011 Japan earthquake and tsunami. As Delphi has a relatively limited content penetration with the Japanese OEMs, as anticipated, our volume growth from our OEM customers in 2012 was slower than the overall market.
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

2013 versus 2012
The results of operations for the years ended December 31, 2013 and 2012 were as follows:

	Year Ended December 31,
	2013		2012		Favorable/ (unfavorable)
	(dollars in millions)
Net sales	$16,463		$15,519		$944
Cost of sales	13,567		12,861		(706)
Gross margin	2,896	17.6%	2,658	17.1%	238
Selling, general and administrative	963		927		(36)
Amortization	104		84		(20)
Restructuring	145		171		26
Operating income	1,684		1,476		208
Interest expense	(143)		(136)		(7)
Other (expense) income, net	(18)		5		(23)
Income before income taxes and equity income	1,523		1,345		178
Income tax expense	(256)		(212)		(44)
Income before equity income	1,267		1,133		134
Equity income, net of tax	34		27		7
Net income	1,301		1,160		141
Net income attributable to noncontrolling interest	89		83		6
Net income attributable to Delphi	$1,212		$1,077		$135

Total Net Sales
Below is a summary of our total net sales for the years ended December 31, 2013 versus December 31, 2012.

	Year Ended December 31,			Variance Due To:
	2013	2012	Favorable/ (unfavorable)	Volume, net of contractual price reductions	FX	Commodity pass- through	Other	Total
	(in millions)			(in millions)
Total net sales	$16,463	$15,519	$944	$176	$99	$(32)	$701	$944

Total net sales for the year ended December 31, 2013 increased 6% compared to the year ended December 31, 2012. We experienced volume growth of 3% for the period as a result of increased sales in North America and Asia Pacific, partially offset by continued OEM production volume reductions in Europe. Overall net sales also increased as a result of the acquisition of MVL in October 2012, net of other divestitures, of approximately $695 million, reflected in Other above.

Cost of Sales
Cost of sales is primarily comprised of material, labor, manufacturing overhead, freight, fluctuations in foreign currency exchange rates, product engineering, design and development expenses, depreciation and amortization, warranty costs and other operating expenses. Gross margin is revenue less cost of sales and gross margin percentage is gross margin as a percent of net sales.
Cost of sales increased $706 million for the year ended December 31, 2013 compared to the year ended December 31, 2012, as summarized below. The Company's material cost of sales was approximately 50% of net sales in both the year ended

December 31, 2013 and December 31, 2012.

	Year Ended December 31,			Variance Due To:
	2013	2012	Favorable/ (unfavorable)	Volume (a)	FX	Operational performance	Other	Total
	(dollars in millions)			(in millions)
Cost of sales	$13,567	$12,861	$(706)	$(405)	$(91)	$321	$(531)	$(706)
Gross margin	$2,896	$2,658	$238	$(230)	$8	$321	$139	$238
Percentage of net sales	17.6%	17.1%

(a)	Presented net of contractual price reductions for gross margin variance.

The increase in cost of sales reflects increased volumes before contractual price reductions for the period, partially offset by operational performance improvements, and the following items in Other above:

•	Increased costs of approximately $515 million resulting primarily from the acquisition of MVL in October 2012, net of other divestitures.

•	The absence of a favorable customer settlement related to warranty of $25 million in the prior period.

•	A gain on the disposal of property of approximately $11 million from the sale of a manufacturing site that was closed as a result of Delphi's overall restructuring program.

Selling, General and Administrative Expense

	Year Ended December 31,
	2013	2012	Favorable/ (unfavorable)
	(dollars in millions)
Selling, general and administrative expense	$963	$927	$(36)
Percentage of net sales	5.8%	6.0%

Selling, general and administrative expense (“SG&A”) includes administrative expenses, information technology costs and incentive compensation related costs, and decreased as a percent of sales during the year ended December 31, 2013 compared to 2012 due to a reduction in accruals for incentive compensation, offset by costs from the acquisition of MVL in October 2012.

Amortization

	Year Ended December 31,
	2013	2012	Favorable/ (unfavorable)
	(in millions)
Amortization	$104	$84	$(20)

Amortization expense reflects the non-cash charge related to definite-lived intangible assets primarily recognized as part of the Acquisition and resulting from the acquisition of MVL in October 2012. The increase in amortization during the year ended December 31, 2013 compared to 2012 resulted primarily from the acquisition of MVL in October 2012.

Restructuring

	Year Ended December 31,
	2013	2012	Favorable/ (unfavorable)
	(dollars in millions)
Restructuring	$145	$171	$26
Percentage of net sales	0.9%	1.1%
The decrease in restructuring expense in 2013 as compared to 2012 is due to the initiation of various restructuring actions, primarily in Europe, in the fourth quarter of 2012 which are expected to total approximately $300 million. Additional restructuring programs totaling approximately $75 million were initiated in the first quarter of 2013. These restructuring actions were initiated in response to lower OEM production volumes in Europe and continued economic uncertainties, and include workforce reductions, as well as plant closures, and are expected to be substantially completed during the first half of 2014.
Refer to Note 10. Restructuring to the audited consolidated financial statements included herein for additional information.

Interest Expense

	Year Ended December 31,
	2013	2012	Favorable/ (unfavorable)
	(in millions)
Interest expense	$143	$136	$(7)

The increase in interest expense for the year ended December 31, 2013 as compared to the year ended December 31, 2012 reflects the issuance of $800 million of 10-year, 5.0% unsecured senior notes in the first quarter of 2013, partially offset by a reduction in interest expense from the repayment of the senior secured Tranche B Term Loan with the proceeds.
Refer to Note 11. Debt, to the audited consolidated financial statements included herein for additional information.

Other Income, net

	Year Ended December 31,
	2013	2012	Favorable/ (unfavorable)
	(in millions)
Other (expense) income, net	$(18)	$5	$(23)

The decrease in other income, net is a result of Delphi amending its Credit Agreement and repaying the entire balance of the Tranche B Term Loan from the Original Credit Agreement, resulting in a loss on extinguishment of debt of $39 million, partially offset by the absence of transaction costs of $13 million incurred in 2012 related to the acquisition of MVL.
Refer to Note 19. Other income, net and Note 11. Debt to the audited consolidated financial statements included herein for additional information.

Income Taxes

	Year Ended December 31,
	2013	2012	Favorable/ (unfavorable)
	(in millions)
Income tax expense	$256	$212	$(44)

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
The effective tax rate was 17% and 16% for the year ended December 31, 2013 and 2012, respectively. The American Taxpayer Relief Act of 2012 was enacted on January 2, 2013, which retroactively reinstated expired tax provisions known as tax extenders including the research and development tax credit. The income tax accounting effect, including any retroactive effect, of a tax law change is accounted for in the period of enactment, which in this case was the first quarter of 2013. As a result, the effective tax rate for the year ended December 31, 2013 was impacted by a tax benefit of approximately $22 million related to the 2012 research and development credit in addition to the 2013 research and development credit. On July 17, 2013, the United Kingdom-Finance Bill of 2013 became law as the Finance Act 2013 (the “U.K. Finance Act”). The U.K. Finance Act provides for a reduction to the corporate income tax rate from 23% to 21% effective April 1, 2014, with a further reduction to 20% effective April 1, 2015. The impact of this legislation was recorded as a discrete item during the third quarter of 2013, the period of enactment, and resulted in increased tax expense of approximately $12 million for the year ended December 31, 2013 due to the resultant impact on the net deferred tax asset balances. Additionally, the effective tax rate in the year ended December 31, 2013 was impacted by a reduction in tax reserves of $13 million, partially offset by an increase in withholding taxes due to overall increased earnings and full year inclusion of MVL activity in 2013.
The effective tax rate in the year ended December 31, 2012 was impacted by the release of a $29 million valuation allowance, a favorable tax settlement of $26 million, a $30 million reduction in tax reserves due to resolution of open issues with tax authorities, offset by an increase of $17 million primarily related to uncertain tax positions outside the U.S and an increase of $6 million related to a reduction to the corporate income tax rate in the United Kingdom from 25% to 23%.

Equity Income

	Year Ended December 31,
	2013	2012	Favorable/ (unfavorable)
	(in millions)
Equity income, net of tax	$34	$27	$7

Equity income, net of tax reflects Delphi’s interest in the results of ongoing operations of entities accounted for as equity-method investments. Equity income increased during the year ended December 31, 2013 as compared to the year ended December 31, 2012 primarily due to improved performance of our Korean joint ventures.
Results of Operations by Segment
We operate our core business along the following operating segments, which are grouped on the basis of similar product, market and operating factors:

•	Electrical/Electronic Architecture, which includes complete electrical architecture and component products.

•
Powertrain Systems, which includes extensive systems integration expertise in gasoline, diesel and fuel handling and full end-to-end systems including fuel injection, combustion, electronic controls, test and validation capabilities, aftermarket, and original equipment service.

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
The reconciliation of Adjusted EBITDA to EBITDA includes restructuring and other acquisition-related costs. The reconciliation of Adjusted EBITDA to net income attributable to Delphi for the years ended December 31, 2013 and 2012 are as follows:

	Electrical/ Electronic Architecture	Powertrain Systems	Electronics and Safety	Thermal Systems	Eliminations and Other	Total
	(in millions)
For the Year Ended December 31, 2013:
Adjusted EBITDA	$1,237	$671	$396	$80	$—	$2,384
Restructuring	(28)	(52)	(56)	(9)	—	(145)
Other acquisition-related costs	(15)	—	—	—	—	(15)
EBITDA	$1,194	$619	$340	$71	$—	$2,224
Depreciation and amortization	(236)	(188)	(73)	(43)	—	(540)
Operating income	$958	$431	$267	$28	$—	1,684
Interest expense						(143)
Other (expense), net						(18)
Income before income taxes and equity income						1,523
Income tax expense						(256)
Equity income, net of tax						34
Net income						$1,301
Net income attributable to noncontrolling interest						89
Net income attributable to Delphi						$1,212

	Electrical/ Electronic Architecture	Powertrain Systems	Electronics and Safety	Thermal Systems	Eliminations and Other	Total
	(in millions)
For the Year Ended December 31, 2012:
Adjusted EBITDA	$945	$723	$363	$111	$—	$2,142
Restructuring	(49)	(25)	(89)	(8)	—	(171)
Other acquisition-related costs	(9)	—	—	—	—	(9)
EBITDA	$887	$698	$274	$103	$—	$1,962
Depreciation and amortization	(164)	(182)	(97)	(43)	—	(486)
Operating income	$723	$516	$177	$60	$—	1,476
Interest expense						(136)
Other income, net						5
Income before income taxes and equity income						1,345
Income tax expense						(212)
Equity income, net of tax						27
Net income						$1,160
Net income attributable to noncontrolling interest						83
Net income attributable to Delphi						$1,077

Net sales, gross margin as a percentage of net sales and Adjusted EBITDA by segment for the years ended December 31, 2013 and 2012 are as follows:

Net Sales by Segment

	Year Ended December 31,			Variance Due To:
	2013	2012	Favorable/ (unfavorable)	Volume, net of contractual price reductions	FX	Commodity Pass-through	Other	Total
	(in millions)			(in millions)
Electrical/Electronic Architecture	$7,972	$6,815	$1,157	$428	$19	$(32)	$742	$1,157
Powertrain Systems	4,424	4,656	(232)	(277)	39	—	6	(232)
Electronics and Safety	2,830	2,732	98	54	39	—	5	98
Thermal Systems	1,468	1,541	(73)	(28)	3	—	(48)	(73)
Eliminations and Other	(231)	(225)	(6)	(1)	(1)	—	(4)	(6)
Total	$16,463	$15,519	$944	$176	$99	$(32)	$701	$944
Included in Other above are increased sales of approximately $695 million related to the net impact of acquisitions and divestitures.
Gross Margin Percentage by Segment

	Year Ended December 31,
	2013	2012
Electrical/Electronic Architecture	18.3%	17.0%
Powertrain Systems	18.7%	19.2%
Electronics and Safety	17.3%	16.3%
Thermal Systems	8.0%	10.2%
Eliminations and Other	—%	—%
Total	17.6%	17.1%
Adjusted EBITDA by Segment

	Year Ended December 31,			Variance Due To:
	2013	2012	Favorable/ (unfavorable)	Volume, net of contractual price reductions	Operational performance	Other	Total
	(in millions)			(in millions)
Electrical/Electronic Architecture	$1,237	$945	$292	$41	$93	$158	$292
Powertrain Systems	671	723	(52)	(164)	109	3	(52)
Electronics and Safety	396	363	33	(68)	93	8	33
Thermal Systems	80	111	(31)	(38)	25	(18)	(31)
Eliminations and Other	—	—	—	1	—	(1)	—
Total	$2,384	$2,142	$242	$(228)	$320	$150	$242
As noted in the table above, Adjusted EBITDA for the year ended December 31, 2013 as compared to the year ended December 31, 2012 was impacted by volume and contractual price reductions, including product mix, and operational performance improvements, as well as the following items included in Other in the table above:

•	$6 million of increase due to fluctuations in foreign currency exchange rates.

•	$173 million of increase due to acquisitions/divestitures primarily related to the October 2012 MVL acquisition.

•	A gain on the disposal of property of approximately $11 million resulting from the sale of a manufacturing site that was closed as a result of Delphi's overall restructuring program.

•	The absence of a favorable customer settlement related to warranty of $25 million in the prior period.
Consolidated Results of Operations
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

Total Net Sales
Below is a summary of Delphi’s total net sales for the year ended December 31, 2012 versus December 31, 2011.

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

The increase in restructuring expense is due to the initiation of various restructuring actions, primarily in Europe, in response to lower OEM production volumes in Europe and continued economic uncertainties. The restructuring actions include workforce reductions as well as plant closures.
Refer to Note 10. Restructuring to the audited consolidated financial statements included herein for additional information.

Interest Expense

	Year Ended December 31,
	2012	2011	Favorable/ (unfavorable)
	(in millions)
Interest expense	$136	$123	$(13)

The increase in interest expense for the year ended December 31, 2012 as compared to the year ended December 31, 2011 is due to the issuance of the indebtedness under the Credit Facility and $500 million of 5.875% senior notes due 2019 and the issuance of $500 million of 6.125% senior notes due 2021 (collectively, the “2011 Senior Notes”), in conjunction with the redemption of the Class A and Class C membership interests in March 2011, as well as the increased borrowings under the credit agreement in conjunction with the acquisition of MVL in October 2012.
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
Refer to Note 19. Other income, net to the audited consolidated financial statements included herein for additional information.

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
The American Taxpayer Relief Act of 2012 was enacted on January 2, 2013. The tax bill retroactively reinstates expired tax provisions known as tax extenders including the research and development tax credit. The income tax accounting effect, including any retroactive effect, of a tax law change is accounted for in the period of enactment, which in this case is the first quarter of 2013. As a result, the Company did not recognize a tax benefit of approximately $22 million in 2012 related to the research and development credit which favorably impacted the first quarter results in 2013.

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

The reconciliation of Adjusted EBITDA to EBITDA includes restructuring and other acquisition-related costs. The reconciliation of Adjusted EBITDA to net income attributable to Delphi for the years ended December 31, 2012 and 2011 are as follows:

	Electrical/ Electronic Architecture	Powertrain Systems	Electronics and Safety	Thermal Systems	Eliminations and Other	Total
	(in millions)
For the Year Ended December 31, 2012:
Adjusted EBITDA	$945	$723	$363	$111	$—	$2,142
Restructuring	(49)	(25)	(89)	(8)	—	(171)
Other acquisition-related costs	(9)	—	—	—	—	(9)
EBITDA	$887	$698	$274	$103	$—	$1,962
Depreciation and amortization	(164)	(182)	(97)	(43)	—	(486)
Operating income	$723	$516	$177	$60	$—	1,476
Interest expense						(136)
Other income, net						5
Income before income taxes and equity income						1,345
Income tax expense						(212)
Equity income, net of tax						27
Net income						$1,160
Net income attributable to noncontrolling interest						83
Net income attributable to Delphi						$1,077

	Electrical/ Electronic Architecture	Powertrain Systems	Electronics and Safety	Thermal Systems	Eliminations and Other	Total
	(in millions)
For the Year Ended December 31, 2011:
Adjusted EBITDA	$880	$722	$374	$174	$—	$2,150
Restructuring	(12)	(12)	(5)	(2)	—	(31)
EBITDA	$868	$710	$369	$172	$—	$2,119
Depreciation and amortization	(131)	(195)	(105)	(44)	—	(475)
Operating income	$737	$515	$264	$128	$—	1,644
Interest expense						(123)
Other expense, net						(15)
Income before income taxes and equity income						1,506
Income tax expense						(305)
Equity income, net of tax						22
Net income						$1,223
Net income attributable to noncontrolling interest						78
Net income attributable to Delphi						$1,145

Net sales, gross margin as a percentage of net sales and Adjusted EBITDA by segment for the year ended December 31, 2012 and 2011 are as follows:
Net Sales by Segment

	Year Ended December 31,			Variance Due To:
	2012	2011	Favorable/ (unfavorable)	Volume, net of contractual price reductions	FX	Commodity Pass-through	Other	Total
	(in millions)			(in millions)
Electrical/Electronic Architecture	$6,815	$6,642	$173	$353	$(212)	$(107)	$139	$173
Powertrain Systems	4,656	4,970	(314)	(123)	(191)	—	—	(314)
Electronics and Safety	2,732	2,931	(199)	(98)	(101)	—	—	(199)
Thermal Systems	1,541	1,755	(214)	(91)	(85)	(6)	(32)	(214)
Eliminations and Other	(225)	(257)	32	20	11	—	1	32
Total	$15,519	$16,041	$(522)	$61	$(578)	$(113)	$108	$(522)
Included in Other above are increased sales of approximately $110 million related to the net impact of acquisitions and divestitures.
Gross Margin Percentage by Segment

	Year Ended December 31,
	2012	2011
Electrical/Electronic Architecture	17.0%	16.7%
Powertrain Systems	19.2%	17.6%
Electronics and Safety	16.3%	15.5%
Thermal Systems	10.2%	12.6%
Eliminations and Other	—%	—%
Total	17.1%	16.6%
Adjusted EBITDA by Segment

	Year Ended December 31,			Variance Due To:
	2012	2011	Favorable/ (unfavorable)	Volume, net of contractual price reductions	Operational performance	Other	Total
	(in millions)			(in millions)
Electrical/Electronic Architecture	$945	$880	$65	$(10)	$96	$(21)	$65
Powertrain Systems	723	722	1	(145)	97	49	1
Electronics and Safety	363	374	(11)	(126)	105	10	(11)
Thermal Systems	111	174	(63)	(71)	28	(20)	(63)
Eliminations and Other	—	—	—	—	—	—	—
Total	$2,142	$2,150	$(8)	$(352)	$326	$18	$(8)
As noted in the table above, Adjusted EBITDA for the year ended December 31, 2012 as compared to the year ended December 31, 2011 was impacted by volume and contractual price reductions, including product mix, and operational performance improvements, as well as the following items included in Other in the table above:

•
Decreased warranty expense in 2012, primarily related to a $76 million charge in 2011 as a result of the settlement for certain components supplied by our Powertrain segment and favorable warranty claims experience in 2012, including a customer settlement of $25 million;

•	Offset by $95 million of decreased Adjusted EBITDA due to fluctuations in foreign currency exchange rates; and

•	$35 million due to increased accruals for incentive compensation in 2012 related to our salaried workforce.
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
As of December 31, 2013, we had cash and cash equivalents of $1.4 billion and net debt (defined as outstanding debt less cash and cash equivalents) of $1.0 billion. We also have access to additional liquidity pursuant to the terms of the $1.5 billion Revolving Credit Facility and the €350 million committed European accounts receivable factoring facility described below. We expect existing cash, available liquidity and cash flows from operations to continue to be sufficient to fund our global operating activities, including restructuring payments, any mandatory payments required under the Credit Agreement as described below, dividends on ordinary shares and capital expenditures. We also continue to expect to be able to move funds between different countries to manage our global liquidity needs without material adverse tax implications, subject to current monetary policies and to the terms of the Credit Agreement. Based on this, we believe we possess sufficient liquidity to fund our operations and capital investments in 2014 and beyond.
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
In October 2012, the Company increased its borrowings under the Tranche A Term Loan, as described below, by $363 million, in conjunction with the closing of the MVL acquisition on October 26, 2012.

Share Repurchases
In January 2012, the Board of Directors authorized a share repurchase program of up to $300 million of ordinary shares, which was fully satisfied in September 2012. Subsequently, in September 2012, the Board of Directors authorized a new share repurchase program of up to $750 million of ordinary shares. This program will terminate when the Company attains $750 million of ordinary share repurchases and provides for share repurchases in the open market or in privately negotiated transactions, depending on share price, market conditions and other factors, as determined by the Company. A summary of the ordinary shares repurchased for the years ended December 31, 2013 and 2012 is as follows:

	Year Ended December 31,
	2013	2012
Total Number of Shares Repurchased	9,106,434	13,421,742
Average Price Paid per Share	$50.14	$30.02
Total (in millions)	$457	$403
Approximately $190 million remains available under the September 2012 share repurchase program. All repurchased shares were retired.
New Share Repurchase Program
In January 2014, the Board of Directors authorized a new share repurchase program of up to $1 billion of ordinary shares. This share repurchase program provides for share purchases in the open market or in privately negotiated transactions, depending on share price, market conditions and other factors, as determined by the Company. This program will commence following the completion of the Company's September 2012 share repurchase program described above.
Dividends to Holders of Ordinary Shares
On February 26, 2013, the Board of Directors approved the initiation of dividend payments on its ordinary shares and declared a regular quarterly cash dividend. During the year ended December 31, 2013, the Company declared and paid cash dividends per common share as follows:

	2013
	Dividend	Amount
Three months ended:	Per Share	(in millions)
December 31	$0.17	$52
September 30	0.17	53
June 30	0.17	53
March 31	0.17	53
Total	$0.68	$211
In addition, in January 2014, the Board of Directors increased the annual dividend rate to $1.00 per ordinary share, and declared a regular quarterly cash dividend of $0.25 per ordinary share, payable on February 27, 2014 to shareholders of record at the close of business on February 18, 2014.
Dividends from Equity Investees
During the year ended December 31, 2013, Delphi received dividends of $30 million from two of its equity method investments. The dividends were recognized as a reduction to the investment and represented a return on investment included in cash flows from operating activities. During the year ended December 31, 2012, Delphi received a dividend of $62 million from one of its equity method investments. The dividend was recognized as a reduction to the investment with $25 million representing a return on investment included in cash flows from operating activities and $37 million representing a return of capital investment and included in cash flows from investing activities.
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
Credit Agreement
In March 2011, in conjunction with the redemption of membership interests from Class A and Class C membership interest holders, Delphi Corporation entered into a credit agreement with JPMorgan Chase Bank, N.A., as lead arranger and administrative agent (the “Original Credit Agreement”). The Original Credit Agreement provided for $3.0 billion in senior secured credit facilities consisting of term loans (as subsequently amended from time to time, the “Tranche A Term Loan” and the “Tranche B Term Loan,” respectively) and a revolving credit facility (as subsequently amended from time to time, the “Revolving Credit Facility”). The Original Credit Agreement was amended and restated on each of May 17, 2011 (the “May 2011 Credit Agreement”), September 14, 2012 (the “2012 Credit Agreement”) and March 1, 2013. (The Original Credit Agreement and each amendment and restatement of the Original Credit Agreement are individually and collectively referred to herein as the “Credit Agreement”). The May 2011 Credit Agreement, which was entered into simultaneously with the issuance of senior unsecured notes in the amount of $1 billion (as more fully described below), reduced the total size of the senior secured credit facilities to $2.4 billion. Under the 2012 Credit Agreement, the Company increased the Revolving Credit Facility to $1.3 billion and the Tranche A Term Loan to $574 million and used the incremental proceeds to pay a portion of the cost of acquiring MVL. On March 1, 2013, following the unsecured note issuance in February 2013 (as more fully described below), the Tranche B Term Loan was fully repaid, the Tranche A Term Loan was increased to $575 million, the Revolving Credit Facility was increased to $1.5 billion, and the terms of the Tranche A Term Loan and the Revolving Credit Facility were extended to March 1, 2018. These resulted in the recognition of a loss on debt extinguishment of $39 million during the year ended December 31, 2013. Approximately $14 million in issuance costs were paid in connection with the March 2013 amendment. Unamortized debt issuance costs associated with the Tranche A Term Loan and Revolving Credit Facility of $27 million are being amortized over the term of the Credit Agreement, as extended pursuant to the March 1, 2013 amendment. At December 31, 2013, the Revolving Credit Facility was undrawn and Delphi had approximately $10 million in letters of credit issued under the Credit Agreement. The maximum amount drawn under the Revolving Credit Facility during the year ended December 31, 2013 to manage intra-month working capital needs was $285 million. Letters of credit issued under the Credit Agreement reduce availability under the Revolving Credit Facility.
Loans under the Credit Agreement bear interest, at the Issuer’s option, at either (a) the Administrative Agent’s Alternate Base Rate (“ABR” as defined in the Credit Agreement) or (b) the London Interbank Offered Rate (the “Adjusted LIBO Rate” as defined in the Credit Agreement) (“LIBOR”) plus in either case a percentage per annum as set forth in the table below (the “Applicable Rate”). The Tranche B Term Loan had a LIBOR floor of 1.00%. The Applicable Rates under the 2012 Credit Agreement and current Credit Agreement are set forth below:

	Credit Agreement (December 31, 2013)		2012 Credit Agreement (December 31, 2012)
	LIBOR plus	ABR plus	LIBOR plus	ABR plus
Revolving Credit Facility	1.25%	0.25%	2.00%	1.00%
Tranche A Term Loan	1.25%	0.25%	2.00%	1.00%
Tranche B Term Loan	N/A	N/A	2.50%	1.50%
The Applicable Rate under the Credit Agreement may increase or decrease from time to time based on changes in credit ratings with the minimum interest level of 0.00% and a maximum level of 2.25%. Accordingly, the interest rate will fluctuate during the term of the Credit Agreement based on changes in the ABR, LIBOR or future changes in our corporate credit ratings. The Credit Agreement also requires that the Issuer pay certain commitment fees on the unused portion of the Revolving Credit Facility and certain letter of credit issuance and fronting fees.
The interest rate period with respect to LIBOR interest rate options can be set at one-, two-, three-, or six-months as selected by the Issuer in accordance with the terms of the Credit Agreement (or other period as may be agreed by the applicable lenders), but payable no less than quarterly. The Issuer may elect to change the selected interest rate in accordance with the provisions of the Credit Agreement. As of December 31, 2013, the Issuer selected the one-month LIBOR interest rate option, as detailed in the table below, and the amounts outstanding, and rates effective as of December 31, 2013 were based on Delphi’s current credit rating and applicable margin for the Credit Agreement:

		Borrowings as of
		December 31, 2013	Rates effective as of
	LIBOR plus	(in millions)	December 31, 2013
Revolving Credit Facility	1.25%	$—	—%
Tranche A Term Loan	1.25%	564	1.4375%
The Issuer is obligated to make quarterly principal payments throughout the terms of the Tranche A Loan according to the amortization schedule in the Credit Agreement. Borrowings under the Credit Agreement are prepayable at the Issuer's option without premium or penalty. The Credit Agreement also contains certain mandatory prepayment provisions in the event the Company receives net cash proceeds from any asset sale or casualty event. No mandatory prepayments, under these provisions, have been made or are due through December 31, 2013.
The Credit Agreement contains certain covenants that limit, among other things, the Company’s (and the Company’s subsidiaries’) ability to incur additional indebtedness or liens, to dispose of assets, to make certain investments, to prepay certain indebtedness and to pay dividends, or to make other distributions or redemptions/repurchases, in respect of the Company’s equity interests. In addition, the Credit Agreement requires that the Company maintain a consolidated leverage ratio (the ratio of Consolidated Total Indebtedness to Consolidated EBITDA, each as defined in the Credit Agreement) of less than 2.75 to 1.0. The Credit Agreement also contains events of default customary for financings of this type. The Company was in compliance with the Credit Agreement covenants as of December 31, 2013. In December 2013, Delphi Automotive PLC received an investment grade credit rating from Standard & Poor's Rating Services and met the other conditions in the Credit Agreement for the release of all security interests on the collateral that was previously pledged in accordance with the Credit Agreement. As a result, all such collateral was released in the first quarter of 2014. The Credit Agreement requires that such security interests be reinstated if neither Delphi Automotive PLC nor Delphi Corporation have investment grade ratings from Standard & Poor's Rating Service or Moody's Investor Service. In addition, certain additional covenants shall not apply and certain guarantees shall be released after Delphi Automotive PLC and Delphi Corporation have received additional investment grade credit ratings as specified in the Credit Agreement and no default has occurred or is continuing, provided that such covenants may be reinstated if the investment grade condition ceases to be satisfied.
All obligations under the Credit Agreement are borrowed by Delphi Corporation and jointly and severally guaranteed by its direct and indirect parent companies and by certain of Delphi Automotive PLC’s existing and future direct and indirect subsidiaries that are directly or indirectly 100% owned by the Company, subject to certain exceptions set forth in the Credit Agreement. All obligations under the Credit Agreement, including the guarantees of those obligations, were originally secured by certain assets of Delphi Corporation and the guarantors, including substantially all of the assets of Delphi Automotive PLC, and its U.S. subsidiaries, and certain assets of Delphi Corporation’s direct and indirect parent companies.
Senior Notes
On May 17, 2011, Delphi Corporation issued $500 million of 5.875% senior unsecured notes due 2019 and $500 million of 6.125% senior notes due 2021 (the “2011 Senior Notes”) in a transaction exempt from registration under Rule 144A and Regulation S of the Securities Act of 1933 (the “Securities Act”). Delphi paid approximately $23 million of debt issuance costs in connection with the 2011 Senior Notes. The net proceeds of approximately $1 billion as well as cash on hand were used to pay down amounts outstanding under the Original Credit Agreement. In May 2012, Delphi Corporation exchanged all of the 2011 Senior Notes for registered notes (“New Senior Notes”) with terms identical in all material respects to the terms of the 2011 Senior Notes, except that the New Senior Notes are registered under the Securities Act, and the transfer restrictions and registration rights relating to the 2011 Senior Notes no longer apply. No proceeds were received by Delphi Corporation as a result of the exchange. Interest is payable semi-annually on May 15 and November 15 of each year to holders of record at the close of business on May 1 or November 1 immediately preceding the interest payment date.
The indenture governing the New Senior Notes limits, among other things, Delphi’s (and Delphi’s subsidiaries’) ability to incur additional indebtedness or liens, dispose of assets, make certain restricted payments or investments, enter into transactions with affiliates or merge with or into other entities. As of December 31, 2013, the Company was in compliance with the provisions of the New Senior Notes.
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

The indenture governing the 2013 Senior Notes limits, among other things, Delphi’s (and Delphi’s subsidiaries’) ability to incur liens, enter into sale and leaseback transactions and merge with or into other entities. As of December 31, 2013, the Company was in compliance with the provisions of the 2013 Senior Notes.
The senior notes are fully and unconditionally guaranteed, jointly and severally, by Delphi Automotive PLC and certain of its existing and future subsidiaries that are directly or indirectly 100% owned by the Company, subject to customary release provisions (other than in the case of Delphi Automotive PLC).
Other Financing
Accounts receivable factoring—Various accounts receivable factoring facilities are maintained in Europe and are accounted for as short-term debt. These uncommitted factoring facilities are available through various financial institutions. Additionally, during the year ended December 31, 2013, Delphi entered into a new accounts receivable factoring agreement in Europe to replace and consolidate current European factoring facilities. The new agreement is a €350 million committed facility and borrowings under the new program are subject to the availability of eligible accounts receivable. As of December 31, 2013 and December 31, 2012, $1 million and $19 million, respectively, were outstanding under European accounts receivable factoring facilities.
Capital leases and other—As of December 31, 2013 and December 31, 2012, approximately $47 million and approximately $106 million, respectively, of other debt issued by certain international subsidiaries and capital lease obligations were outstanding.
Government Programs—Delphi commonly seeks manufacturing development and financial assistance incentive programs that may be awarded by government entities. Delphi has numerous technology and manufacturing development programs that are competitively awarded from agencies of the U.S. Federal Government. These U.S. based programs are from the U.S. Department of Transportation (“DOT”), the U.S. Department of Energy (“DOE”), and the U.S. Department of Defense (“DoD”). We received approximately $8 million from these Federal agencies in the year ended December 31, 2013 for work performed. These programs supplement our internal research and development funds and directly support our product focus of Safe, Green and Connected. We continue to pursue many technology development programs by bidding on competitively procured programs from DOT, DOE and DoD. Some of these programs were bid with us being the lead or “Prime Contractor”, and some were bid with us as a “Subrecipient” to the Prime Contractor. For the year ended December 31, 2013, Delphi was awarded ten new programs and two follow-on programs with over $7 million of U.S. Government funds that will be received over the next 48 months.
Additionally, during the year ended December 31, 2013, we received approximately $27 million of capital spending reimbursements related to specific capital spending initiatives which added manufacturing equipment capacity and employees to Delphi facilities located in Eastern Europe.
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
Contractual Commitments
The following table summarizes our expected cash outflows resulting from financial contracts and commitments as of December 31, 2013. We have not included information on our recurring purchases of materials for use in our manufacturing operations. These amounts are generally consistent from year to year, closely reflect our levels of production, and are not long-term in nature. The amounts below exclude as of December 31, 2013, the gross liability for uncertain tax positions of $61 million related to the items below. We do not expect a significant payment related to these obligations to be made within the next twelve months. We are not able to provide a reasonably reliable estimate of the timing of future payments relating to the non-current portion of obligations associated with uncertain tax positions. For more information, refer to Note 14. Income Taxes to the audited consolidated financial statements included herein.

	Payments due by Period
	Total	2014	2015 & 2016	2017 & 2018	Thereafter
	(in millions)
Debt and capital lease obligations (excluding interest)	$2,412	$61	$102	$447	$1,802
Estimated interest costs related to debt and capital lease obligations	852	118	252	233	249
Operating lease obligations	467	108	168	103	88
Contractual commitments for capital expenditures	216	216	—	—	—
Other contractual purchase commitments, including information technology	518	186	232	97	3
Total	4,465	$689	$754	$880	$2,142
Capital Expenditures
Supplier selection in the auto industry is generally finalized several years prior to the start of production of the vehicle. Therefore, current capital expenditures are based on customer commitments entered into previously, generally several years ago when the customer contract was awarded. As of December 31, 2013, we had approximately $216 million in outstanding cancellable and non-cancellable capital commitments. Capital expenditures by operating segment and geographic region for the periods presented were:

	Year ended December 31, 2013
	2013	2012	2011
	(in millions)
Electrical/Electronic Architecture	$293	$238	$219
Powertrain Systems	224	304	228
Electronics and Safety	64	66	100
Thermal Systems	77	63	70
Eliminations and Other	24	34	13
Total capital expenditures	$682	$705	$630
North America	$199	$210	$176
Europe, Middle East & Africa	281	308	278
Asia Pacific	174	155	118
South America	28	32	58
Total capital expenditures	$682	$705	$630
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
Operating Activities. Net cash provided by operating activities totaled $1,750 million and $1,478 million for the year ended December 31, 2013 and 2012, respectively. The $272 million increase primarily reflects increased earnings during 2013. Cash flow from operating activities for the year ended December 31, 2013 consisted primarily of net earnings of $1,301 million increased by $661 million for non-cash charges for depreciation and amortization, pension and other postretirement benefit expenses and extinguishment of debt, partially offset by $200 million related to changes in operating assets and liabilities, net of restructuring and pension contributions. Cash flow from operating activities for the year ended December 31, 2012 consisted primarily of net earnings of $1,160 million increased by $554 million for non-cash charges for depreciation and amortization, pension and other postretirement benefit expenses and extinguishment of debt, partially offset by $207 million related to changes in operating assets and liabilities, net of restructuring and pension contributions.

Net cash provided by operating activities totaled $1,377 million for the year ended December 31, 2011, which consisted of net earnings of $1,223 million increased by $475 million for non-cash charges for depreciation and amortization, partially offset by $370 million related to changes in operating assets and liabilities, net of restructuring and pension contributions.
Investing Activities. Net cash used in investing activities totaled $655 million and $1,631 million for the years ended December 31, 2013 and 2012, respectively. The decrease is primarily due to a decrease of $970 million in the cost of acquisitions, net of cash acquired, primarily related to the 2012 MVL acquisition.
Net cash used in investing activities totaled $10 million for the year ended December 31, 2011 which resulted primarily from capital expenditures of $630 million, partially offset by the maturity of $550 million of time deposits .
Financing Activities. Net cash used in financing activities totaled $822 million and $105 million for the years ended December 31, 2013 and 2012, respectively. The increase in net cash used in financing activities during the year ended December 31, 2013 is primarily due to the use of an incremental $54 million of cash on hand in 2013 as compared to 2012 to repurchase ordinary shares, the $211 million payment of cash dividends on Delphi's ordinary shares, and the increased borrowings in 2012 of $363 million related to the acquisition of MVL. Additionally, the net proceeds of approximately $790 million received from the issuance of the 5.00% senior unsecured notes due in 2023 were used in conjunction with the amendment of the 2012 Credit Agreement to pay off in its entirety the $773 million of the Tranche B Term Loan.
Net cash used in financing activities totaled $3,194 million for the year ended December 31, 2011, which resulted from the redemption of membership interests for $4,747 million offset by the proceeds received, net of repayments, from the issuance of debt to partially fund the redemption transaction and the repayment of the Senior Notes and senior unsecured five-year notes, of $1,689 million.
Off-Balance Sheet Arrangements and Other Matters
We do not engage in any off-balance sheet financial arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Pension Benefits
Certain of our non-U.S. subsidiaries sponsor defined benefit pension plans, which generally provide benefits based on negotiated amounts for each year of service. Our primary non-U.S. plans are located in France, Germany, Mexico, Portugal and the United Kingdom. The United Kingdom and certain Mexican plans are funded. In addition, we have defined benefit plans in South Korea and Turkey for which amounts are payable to employees immediately upon separation. The obligations for these plans are recorded based on the vested obligation. We anticipate making pension contributions of approximately $78 million for non-U.S. plans in 2014.
Delphi sponsors a Supplemental Executive Retirement Program (“SERP”) for those employees who were U.S. executives prior to September 30, 2008 and were still U.S. executives on October 7, 2009, the effective date of the program. This program is unfunded. Executives receive benefits over 5 years after an involuntary or voluntary separation from Delphi. The SERP is closed to new members and was frozen effective September 30, 2008. There are no required contributions for the SERP in 2014, although we anticipate making benefit payments of approximately $12 million for the SERP in 2014.
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
As of December 31, 2013 and 2012, the undiscounted reserve for environmental investigation and remediation was approximately $21 million (of which $3 million was recorded in accrued liabilities and $18 million was recorded in other long-term liabilities) and $21 million (of which $3 million was recorded in accrued liabilities and $18 million was recorded in other long-term liabilities). Delphi cannot ensure that environmental requirements will not change or become more stringent over time or that its eventual environmental remediation costs and liabilities will not exceed the amount of its current reserves. In the event that such liabilities were to significantly exceed the amounts recorded, Delphi’s results of operations could be materially affected.
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
Pensions
We use actuarial estimated and related actuarial methods to calculate our obligation and expense. We are required to select certain actuarial assumptions, which are determined based on current market conditions, historical information and consultation with and input from our actuaries and asset managers. Refer to Note 12. Pension Benefits to the audited consolidated financial statements included herein for additional details. The key factors which impact our estimates are (1) discount rates; (2) asset return assumptions; and (3) actuarial assumptions such as retirement age and mortality which are determined as of the current year measurement date. We review our actuarial assumptions on an annual basis and make modifications to the assumptions based on current rates and trends when appropriate. Experience gains and losses, as well as the effects of changes in actuarial assumptions and plan provisions are recognized in other comprehensive income. Cumulative actuarial gains and losses in excess of 10% of the projected benefit obligation (“PBO”) for a particular plan are amortized over the average future service period of the employees in that plan.
The principal assumptions used to determine the pension expense and the actuarial value of the projected benefit obligation for the U.S. and non-U.S. pension plans were:
Assumptions used to determine benefit obligations at December 31:

	Pension Benefits
	U.S. Plans		Non-U.S. Plans
	2013	2012	2013	2012
Weighted-average discount rate	3.00%	2.40%	4.58%	4.41%
Weighted-average rate of increase in compensation levels	N/A	N/A	3.85%	3.50%

Assumptions used to determine net expense for years ended December 31:

	Pension Benefits
	U.S. Plans			Non-U.S. Plans
	2013	2012	2011	2013	2012	2011
Weighted-average discount rate	2.40%	3.30%	4.10%	4.41%	5.24%	5.69%
Weighted-average rate of increase in compensation levels	N/A	N/A	N/A	3.50%	3.66%	3.88%
Expected long-term rate of return on plan assets	N/A	N/A	N/A	6.44%	6.43%	6.65%
We select discount rates by analyzing the results of matching each plan’s projected benefit obligations with a portfolio of high-quality fixed income investments rated AA- or higher by Standard and Poor’s.
Delphi does not have any U.S. pension assets; therefore no U.S. asset rate of return calculation was necessary for 2013, 2012, or 2011. The primary funded non-U.S. plans are in the United Kingdom and Mexico. For the determination of 2013 expense, we assumed a long-term expected asset rate of return of approximately 6.25% and 8.50% for the United Kingdom and Mexico, respectively. We evaluated input from local actuaries and asset managers, including consideration of recent fund performance and historical returns, in developing the long-term rate of return assumptions. The assumptions for the United Kingdom and Mexico are primarily conservative long-term, prospective rates.
Our pension expense for 2014 is determined at the December 31, 2013 measurement date. For purposes of analysis, the following table highlights the sensitivity of our pension obligations and expense to changes in key assumptions:

Change in Assumption	Impact on Pension Expense	Impact on PBO
25 basis point (“bp”) decrease in discount rate	+ $8 million	+ $ 93 million
25 bp increase in discount rate	- $5 million	- $ 87 million
25 bp decrease in long-term expected return on assets	+ $3 million	—
25 bp increase in long-term expected return on assets	- $3 million	—
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
Inventories
Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or market, including direct material costs and direct and indirect manufacturing costs. Refer to Note 3. Inventories to the audited consolidated financial statements included herein. Obsolete inventory is identified based on analysis of inventory for known obsolescence issues, and, as of December 31, 2013, the market value of inventory on hand in excess of one year’s supply is generally fully-reserved.
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
When establishing a valuation allowance, we consider future sources of taxable income such as “future reversals of existing taxable temporary differences, future taxable income exclusive of reversing temporary differences and carryforwards” and “tax planning strategies.” A tax planning strategy is defined as “an action that: is prudent and feasible; an enterprise ordinarily might not take, but would take to prevent an operating loss or tax credit carryforward from expiring unused; and would result in realization of deferred tax assets.” In the event we determine it is more likely than not that the deferred tax assets will not be realized in the future, the valuation adjustment to the deferred tax assets will be charged to earnings in the period in which we make such a determination. The valuation of deferred tax assets requires judgment and accounting for the deferred tax effect of events that have been recorded in the financial statements or in tax returns and our future projected profitability. Changes in our estimates, due to unforeseen events or otherwise, could have a material impact on our financial condition and results of operations.
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
As of December 31, 2013 and 2012, we were in a net derivative liability position of $2 million and net derivative asset position of $14 million, respectively, and there were no adjustments recorded for nonperformance risk based on the application of peer companies’ CDS rates and because Delphi’s exposures were to counterparties with investment grade credit ratings. Refer to Note 17. Derivatives and Hedging Activities to the audited consolidated financial statements included herein for more information.
Share-Based Compensation
The Delphi Automotive PLC Long Term Incentive Plan (“PLC LTIP”) allows for the grant of share-based awards for long-term compensation to the employees, directors, consultants and advisors of the Company (further discussed in Note 21. Share-Based Compensation to the audited consolidated financial statements included herein). Grants of restricted stock units (“RSUs”) to Delphi's executives were made under the PLC LTIP in 2012 and 2013 and are expected to be made annually. The RSU awards include a time-based vesting portion and a performance-based vesting portion. The performance-based vesting portion includes performance and market conditions in addition to service conditions. We determine the grant date fair value of the RSUs based on the closing price of the Company's ordinary shares on the date of the grant of the award, including an estimate for forfeitures, and a contemporaneous valuation performed by an independent valuation specialist with respect to certain market conditions. We recognize compensation expense based upon the grant date fair value of the awards applied to the Company's best estimate of ultimate performance against the respective targets on a straight-line basis over the requisite vesting period of the awards. The performance conditions require management to make assumptions regarding the likelihood of achieving certain performance goals. Changes in these performance assumptions, as well as differences in actual results from management's estimates, could result in estimated or actual fair values different from previously estimated fair values, which could materially impact the Company's future results of operations and financial condition.
We expensed the estimated fair value of the Value Creation Plan (the “VCP”), a long-term incentive plan for key employees (as defined and further discussed in Note 21. Share-Based Compensation to the audited consolidated financial statements included herein). Estimating the fair value for the VCP required us to make assumptions regarding the nature of the payout of the award as well as changes in our share price during the post-initial public offering period. The awards vested on December 31, 2012, the end of the performance period.
Refer to Note 21. Share-Based Compensation to the audited consolidated financial statements included herein for additional information.
Recently Issued Accounting Pronouncements
Refer to Note 2. Significant Accounting Policies to the audited consolidated financial statements included herein for a complete description of recent accounting standards which we have not yet been required to implement which may be applicable to our operations. Additionally the significant accounting standards that have been adopted during the year ended December 31, 2013 are described.

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
Currency Exchange Rate Risk
Currency exposures may impact future earnings and/or operating cash flows. In some instances, we choose to reduce our exposures through financial instruments (hedges) that provide offsets or limits to our exposures. Currently our most significant currency exposures relate to the Mexican Peso, Chinese Yuan (Renminbi), Polish Zloty, Turkish Lira and Brazilian Real. As of December 31, 2013 the net fair value asset of all financial instruments, including hedges and underlying transactions, with exposure to currency risk was approximately $859 million and the net fair value asset at December 31, 2012 was $839 million. The potential loss or gain in fair value for such financial instruments from a hypothetical 10% adverse or favorable change in quoted currency exchange rates would be approximately $205 million and $168 million at December 31, 2013 and 2012, respectively. The impact of a 10% change in rates on fair value differs from a 10% change in the net fair value asset due to the existence of hedges. The model assumes a parallel shift in currency exchange rates; however, currency exchange rates rarely move in the same direction. The assumption that currency exchange rates change in a parallel fashion may overstate the impact of changing currency exchange rates on assets and liabilities denominated in currencies other than the U.S. dollar.
Commodity Price Risk
Commodity swaps/average rate forward contracts are executed to offset a portion of our exposure to the potential change in prices mainly for various non-ferrous metals used in the manufacturing of automotive components. The net fair value of our contracts was a liability of approximately $8 million and approximately $5 million at December 31, 2013 and 2012, respectively. If the price of the commodities that are being hedged by our commodity swaps/average rate forward contracts changed adversely or favorably by 10%, the fair value of our commodity swaps/average rate forward contracts would decrease or increase by $33 million and $26 million at December 31, 2013 and 2012, respectively. A 10% change in the net fair value liability differs from a 10% change in rates on fair value due to the relative differences between the underlying commodity prices and the prices in place in our commodity swaps/average rate forward contracts. These amounts exclude the offsetting impact of the price risk inherent in the physical purchase of the underlying commodities.
Interest Rate Risk
Our exposure to market risk associated with changes in interest rates relates primarily to our debt obligations. As of December 31, 2013, we had approximately $564 million of floating rate debt principally related to the Credit Agreement. The Credit Agreement carries an interest rate, at our option, of either (a) the ABR plus 0.25% per annum, or (b) LIBOR plus 1.25% per annum.
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
The table below indicates interest rate sensitivity on interest expense to floating rate debt based on amounts outstanding as of December 31, 2013.

Tranche A Term Loan
Change in Rate	(impact to annual interest expense in millions)
25 bps decrease	- $1
25 bps increase	+$1

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of Delphi Automotive PLC:

We have audited the accompanying consolidated balance sheets of Delphi Automotive PLC as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule included in Item 15(a)(2). These financial statements and schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Delphi Automotive PLC at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Delphi Automotive PLC's internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) and our report dated February 10, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Detroit, Michigan
February 10, 2014

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of Delphi Automotive PLC:

We have audited Delphi Automotive PLC's internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) (the COSO criteria). Delphi Automotive PLC's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, Delphi Automotive PLC maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Delphi Automotive PLC as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2013 and our report dated February 10, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Detroit, Michigan
February 10, 2014

DELPHI AUTOMOTIVE PLC
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2013	2012	2011
	(in millions, except per share amounts)
Net sales	$16,463	$15,519	$16,041
Operating expenses:
Cost of sales	13,567	12,861	13,386
Selling, general and administrative	963	927	901
Amortization	104	84	79
Restructuring (Note 10)	145	171	31
Total operating expenses	14,779	14,043	14,397
Operating income	1,684	1,476	1,644
Interest expense	(143)	(136)	(123)
Other (expense) income, net (Note 19)	(18)	5	(15)
Income before income taxes and equity income	1,523	1,345	1,506
Income tax expense	(256)	(212)	(305)
Income before equity income	1,267	1,133	1,201
Equity income, net of tax	34	27	22
Net income	1,301	1,160	1,223
Net income attributable to noncontrolling interest	89	83	78
Net income attributable to Delphi	$1,212	$1,077	$1,145
Basic net income per share:
Basic net income per share attributable to Delphi	$3.90	$3.34	$2.72
Weighted average number of basic shares outstanding	310.82	322.94	421.26
Diluted net income per share:
Diluted net income per share attributable to Delphi	$3.89	$3.33	$2.72
Weighted average number of diluted shares outstanding	311.80	323.29	421.26

Cash dividends declared per share	$0.68	$—	$—

See notes to consolidated financial statements.

DELPHI AUTOMOTIVE PLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2013	2012	2011
	(in millions)
Net income	$1,301	$1,160	$1,223
Other comprehensive income (loss):
Currency translation adjustments	49	60	(94)
Net change in unrecognized (loss) gain on derivative instruments, net of tax (Note 17)	(12)	59	(98)
Employee benefit plans adjustment, net of tax (Note 12)	(33)	(171)	(77)
Other comprehensive income (loss)	4	(52)	(269)
Comprehensive income	1,305	1,108	954
Comprehensive income attributable to noncontrolling interests	93	85	83
Comprehensive income attributable to Delphi	$1,212	$1,023	$871

See notes to consolidated financial statements.

DELPHI AUTOMOTIVE PLC
CONSOLIDATED BALANCE SHEETS

	December 31,
	2013	2012
	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$1,389	$1,105
Restricted cash	4	8
Accounts receivable, net	2,662	2,425
Inventories (Note 3)	1,093	1,066
Other current assets (Note 4)	604	623
Total current assets	5,752	5,227
Long-term assets:
Property, net (Note 6)	3,216	2,860
Investments in affiliates	234	231
Intangible assets, net (Note 7)	723	803
Goodwill (Note 7)	496	473
Other long-term assets (Note 4)	626	582
Total long-term assets	5,295	4,949
Total assets	$11,047	$10,176
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt (Note 11)	$61	$140
Accounts payable	2,595	2,278
Accrued liabilities (Note 8)	1,238	1,241
Total current liabilities	3,894	3,659
Long-term liabilities:
Long-term debt (Note 11)	2,351	2,324
Pension benefit obligations	959	929
Other long-term liabilities (Note 8)	409	434
Total long-term liabilities	3,719	3,687
Total liabilities	7,613	7,346
Commitments and contingencies (Note 13)
Shareholders’ equity:
Preferred shares, $0.01 par value per share, 50,000,000 shares authorized, none issued and outstanding	—	—
Ordinary shares, $0.01 par value per share, 1,200,000,000 shares authorized, 306,389,149 and 315,299,183 issued and outstanding as of December 31, 2013 and December 31, 2012, respectively	3	3
Additional paid-in-capital	1,699	1,723
Retained earnings	1,446	856
Accumulated other comprehensive loss	(237)	(237)
Total Delphi shareholders’ equity	2,911	2,345
Noncontrolling interest	523	485
Total shareholders’ equity	3,434	2,830
Total liabilities and shareholders’ equity	$11,047	$10,176

See notes to consolidated financial statements.

DELPHI AUTOMOTIVE PLC
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2013	2012	2011
	(in millions)
Cash flows from operating activities:
Net income	$1,301	$1,160	$1,223
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	436	402	396
Amortization	104	84	79
Amortization of deferred issuance costs	11	17	10
Restructuring expense, net of cash paid	(25)	62	(74)
Deferred income taxes	(50)	(63)	(36)
Pension and other postretirement benefit expenses	82	67	70
Income from equity method investments, net of dividends received	(4)	(1)	(13)
Loss on extinguishment of debt	39	1	16
Gain on sale of assets	(16)	(3)	(12)
Share-based compensation	47	21	14
Changes in operating assets and liabilities:
Accounts receivable, net	(237)	198	(149)
Inventories	(27)	49	(64)
Other assets	(36)	(125)	(31)
Accounts payable	254	(153)	98
Accrued and other long-term liabilities	47	(198)	3
Other, net	(67)	29	6
Pension contributions	(109)	(69)	(159)
Net cash provided by operating activities	1,750	1,478	1,377
Cash flows from investing activities:
Capital expenditures	(682)	(705)	(630)
Maturity of time deposits	—	—	550
Proceeds from sale of property / investments	33	20	72
Cost of business and technology acquisitions, net of cash acquired	(10)	(980)	(17)
Decrease in restricted cash	4	1	38
Loans to related parties	—	14	(14)
Acquisition of minority held shares	—	(16)	—
Dividends from equity method investments in excess of earnings	—	37	—
Other, net	—	(2)	(9)
Net cash used in investing activities	(655)	(1,631)	(10)
Cash flows from financing activities:
Net repayments under other short-term debt agreements	(80)	(8)	(125)
Repayments under long-term debt agreements	(1,353)	(5)	(1,490)
Proceeds from issuance of senior secured term loans, net of issuance costs	560	358	2,385
Proceeds from issuance of senior notes, net of issuance costs	788	—	976
Repayment of five-year notes	—	—	(57)
Dividend payments of consolidated affiliates to minority shareholders	(55)	(47)	(43)
Repurchase of ordinary shares	(457)	(403)	—
Distributions to Delphi equity holders	—	—	(93)
Distribution of cash dividends	(211)	—	—
Taxes withheld and paid on employees' restricted share awards	(14)	—	—
Redemption of membership interests	—	—	(4,747)
Net cash used in financing activities	(822)	(105)	(3,194)
Effect of exchange rate fluctuations on cash and cash equivalents	11	—	(29)
Increase (decrease) in cash and cash equivalents	284	(258)	(1,856)
Cash and cash equivalents at beginning of the year	1,105	1,363	3,219
Cash and cash equivalents at end of the year	$1,389	$1,105	$1,363
See notes to consolidated financial statements.

DELPHI AUTOMOTIVE PLC
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

	Ordinary Shares				Membership Interests
	Number of Shares	Amount	Additional Paid in Capital	Retained Earnings	Class A	Class B	Class C	Class E-1	Total	Accumulated Other Compre-hensive Income (Loss)	Total Delphi Share-holders’ Equity	Non-controlling Interest	Total Share-holders’ Equity
	(in millions)
Balance at December 31, 2010	—	$—	$—	$—	$2,083	$2,816	$646	$5	$5,550	$91	$5,641	$458	$6,099
Net income	—	—	—	110	76	930	25	4	1,035	—	1,145	78	1,223
Other comprehensive loss	—	—	—	—	—	—	—	—	—	(274)	(274)	5	(269)
Dividends on membership interests	—	—	—	—	—	(92)	—	(1)	(93)	—	(93)	—	(93)
Dividend payments of consolidated affiliates to minority shareholders	—	—	—	—	—	—	—	—	—	—	—	(51)	(51)
Restricted Interest Recognized	—	—	—	—	—	—	—	7	7	—	7	—	7
Acquisition of minority interest	—	—	—	—	1	1	—	—	2	—	2	(7)	(5)
Redemption of membership interest	—	—	—	—	(2,160)	(1,911)	(671)	(5)	(4,747)	—	(4,747)	—	(4,747)
Equity conversion-- November	328	3	1,751	—	—	(1,744)	—	(10)	(1,754)	—	—	—	—
Share based compensation	—	—	7	—	—	—	—	—	—	—	7	—	7
Balance at December 31, 2011	328	$3	$1,758	$110	$—	$—	$—	$—	$—	$(183)	$1,688	$483	$2,171
Net income	—	—	—	1,077	—	—	—	—	—	—	1,077	83	1,160
Other comprehensive loss	—	—	—	—	—	—	—	—	—	(54)	(54)	2	(52)
Dividend payments of consolidated affiliates to minority shareholders	—	—	—	—	—	—	—	—	—	—	—	(66)	(66)
Acquisition of minority interest	—	—	—	—	—	—	—	—	—	—	—	(17)	(17)
VCP payout	—	—	16	—	—	—	—	—	—	—	16	—	16
Repurchase of ordinary shares	(13)	—	(72)	(331)	—	—	—	—	—	—	(403)	—	(403)
Share based compensation	—	—	21	—	—	—	—	—	—	—	21	—	21
Balance at December 31, 2012	315	$3	$1,723	$856	$—	$—	$—	$—	$—	$(237)	$2,345	$485	$2,830
Net income	—	—	—	1,212	—	—	—	—	—	—	1,212	89	1,301
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	—	4	4
Dividends on ordinary shares	—	—	3	(214)	—	—	—	—	—	—	(211)	—	(211)
Dividend payments of consolidated affiliates to minority shareholders	—	—	—	—	—	—	—	—	—	—	—	(77)	(77)
Taxes withheld on employees' restricted share award vestings	—	—	(3)	—	—	—	—	—	—	—	(3)	—	(3)
Repurchase of ordinary shares	(9)	—	(49)	(408)	—	—	—	—	—	—	(457)	—	(457)
Share based compensation	—	—	47	—	—	—	—	—	—	—	47	—	47
Assets purchased from non-controlling interests in excess of book value	—	—	(22)	—	—	—	—	—	—	—	(22)	22	—
Balance at December 31, 2013	306	$3	$1,699	$1,446	$—	$—	$—	$—	$—	$(237)	$2,911	$523	$3,434
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
Nature of operations—Delphi is a leading global vehicle components manufacturer and provides electrical and electronic, powertrain, safety and thermal technology solutions to the global automotive and commercial vehicle markets. Delphi is one of the largest vehicle component manufacturers, and its customers include all 25 of the largest automotive original equipment manufacturers (“OEMs”) in the world. Delphi operates 126 major manufacturing facilities and 15 major technical centers utilizing a regional service model that enables the Company to efficiently and effectively serve its global customers from low cost countries. Delphi has a presence in 32 countries and has over 19,000 scientists, engineers and technicians focused on developing market relevant product solutions for its customers. In line with the growth in emerging markets, Delphi has been increasing its focus on these markets, particularly in China, where the Company has a major manufacturing base and strong customer relationships.
Corporate history—In October 2005, the Predecessor and certain of its United States (“U.S.”) subsidiaries filed voluntary petitions for reorganization relief under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”). The Predecessor's non-U.S. subsidiaries which were not included in the Chapter 11 Filings, continued their business operations without supervision from the Bankruptcy Court and were not subject to the requirements of the Bankruptcy Code. On August 19, 2009, Delphi Automotive LLP, a limited liability partnership organized under the laws of England and Wales, was formed for the purpose of acquiring certain assets and subsidiaries of the former Delphi Corporation, its Predecessor (“the Acquisition”) on October 6, 2009 (the “Acquisition Date”), Delphi Automotive LLP acquired the major portion of the business of the Predecessor and issued membership interests to a group of investors consisting of lenders to the Predecessor, General Motors Company (“GM”) and the Pension Benefit Guaranty Corporation (the “PBGC”).
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
During the year ended December 31, 2013, Delphi received dividends of $30 million from two of its equity method investments. The dividends were recognized as a reduction to the investment and represented a return on investment included in cash flows from operating activities. During the year ended December 31, 2012, Delphi received a dividend of $62 million from one of its equity method investments. The dividend was recognized as a reduction to the investment with $25 million representing a return on investment included in cash flows from operating activities and $37 million representing a return of capital investment and included in cash flows from investing activities.
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
Research and development—Costs are incurred in connection with research and development programs that are expected to contribute to future earnings. Such costs are charged against income as incurred. Total research and development expenses (including engineering) were approximately $1.3 billion, $1.2 billion and $1.2 billion for the years ended December 31, 2013, 2012 and 2011, respectively.
Cash and cash equivalents—Cash and cash equivalents are defined as short-term, highly liquid investments with original maturities of three months or less.
Time deposits—From time to time, Delphi enters into various time deposit agreements whereby certain of Delphi’s funds on deposit with financial institutions may not be withdrawn for a specified period of time. Time deposits with original maturity periods of three months or less are included as Cash and cash equivalents in the consolidated balance sheets, while time deposits with original maturity periods greater than three months are separately stated in the consolidated balance sheets. There were no time deposits at December 31, 2013 and 2012.
Marketable securities—Marketable securities with maturities of three months or less are classified as cash and cash equivalents for financial statement purposes. Available-for-sale securities are recorded in the consolidated financial statements at market value with changes in market value included in other comprehensive income (“OCI”). Delphi had no available-for-sale securities as of December 31, 2013 and 2012, respectively. In the event debt or equity securities experience an other-than-temporary impairment in value, such impairment is recognized as a loss in the consolidated statement of operations. In 2013, 2012 and 2011, Delphi recognized an other-than-temporary impairment of $0 million, $0 million and $6 million, respectively.
Restricted cash—Restricted cash includes balances on deposit at financial institutions that have issued letters of credit in favor of Delphi.
Accounts receivable—Delphi enters into agreements to sell certain of its accounts receivable, primarily in Europe. Since the agreements allow Delphi to maintain effective control over the receivables, these various accounts receivable factoring facilities were accounted for as short-term debt at December 31, 2013 and 2012. Collateral is not generally required related to these trade accounts receivable.
The allowance for doubtful accounts is established based upon analysis of trade receivables for known collectability issues and the aging of the trade receivables at the end of each period and, generally, all accounts receivable balances greater than 90 days past due are fully reserved. As of December 31, 2013 and 2012, the accounts receivable reserve was $63 million and $65 million, respectively and the provision for doubtful accounts was $7 million, $22 million and $25 million for the years ended December 31, 2013, 2012 and 2011, respectively.
The Company exchanges certain amounts of accounts receivable, primarily in the Asia/Pacific region, for bank notes with original maturities greater than three months. The collection of such bank notes are included in operating cash flows based on the substance of the underlying transactions, which are operating in nature.
Inventories—As of December 31, 2013 and 2012, inventories are stated at the lower of cost, determined on a first-in, first-out basis, or market, including direct material costs and direct and indirect manufacturing costs. Refer to Note 3. Inventories for additional information. Obsolete inventory is identified based on analysis of inventory for known obsolescence issues, and, generally, the market value of inventory on hand in excess of one year’s supply is fully-reserved.
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
At December 31, 2013 and 2012, the special tools balance was $442 million and $362 million, respectively, included within property, net in the consolidated balance sheets. Special tools balances represent Delphi-owned tools, dies, jigs and other items used in the manufacture of customer components. Special tools also include unreimbursed pre-production tooling costs related to customer-owned tools for which the customer has provided a non-cancellable right to use the tool. Delphi-owned special tools balances are depreciated over the expected life of the special tool or the life of the related vehicle program, whichever is shorter. The unreimbursed costs incurred related to customer-owned special tools that are not subject to reimbursement are capitalized and depreciated over the expected life of the special tool or the life of the related vehicle program, whichever is shorter. Engineering, testing and other costs incurred in the design and development of production parts are expensed as incurred, unless the costs are reimbursable, as specified in a customer contract. As of December 31, 2013 and 2012, the Delphi-owned special tools balances were $370 million and $308 million, respectively, and the customer-owned special tools balances were $72 million and $54 million, respectively.
Valuation of long-lived assets—The carrying value of long-lived assets held for use including definite-lived intangible assets is periodically evaluated when events or circumstances warrant such a review. The carrying value of a long-lived asset held for use is considered impaired when the anticipated separately identifiable undiscounted cash flows from the asset are less than the carrying value of the asset. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. Impairment losses on long-lived assets held for sale are recognized if the carrying value of the asset is in excess of the asset's fair value, reduced for the cost to dispose of the asset. Fair value of long-lived assets is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved and Delphi’s review of appraisals. Refer to Note 6. Property, Net for more information.

Intangible Assets—We amortize definite-lived intangible assets over their estimated useful lives. We have definite-lived intangible assets related to patents and developed technology, customer relationships, trade names and in-process research and development. We do not amortize indefinite-lived in-process research and development, but test for impairment annually, or more frequently when indicators of potential impairment exist. Costs to renew or extend the term of acquired intangible assets are recognized as expense as incurred.
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
The impairment test involves first qualitatively assessing goodwill for impairment. If the qualitative assessment is not met we then perform a quantitative assessment by first comparing the fair value of each reporting unit to its carrying value, including goodwill. Fair value reflects the price a market participant would be willing to pay in a potential sale of the reporting unit. If the fair value exceeds carrying value, then we conclude that no goodwill impairment has occurred. If the carrying value of the reporting unit exceeds its fair value, a second step is required to measure possible goodwill impairment loss. The second step includes hypothetically valuing the tangible and intangible assets and liabilities of the reporting unit as if the reporting unit had been acquired in a business combination. Then, the implied fair value of the reporting unit's goodwill is compared to the carrying value of that goodwill. If the carrying value of the reporting unit's goodwill exceeds the implied fair value of the goodwill, we recognize an impairment loss in an amount equal to the excess, not to exceed the carrying value. Refer to Note 20. Acquisitions and Divestitures, for further information on the goodwill attributable to the acquisition of the Motorized Vehicles Division of FCI (“MVL”) in the fourth quarter of 2012.
Goodwill Impairment—For each reporting unit, we determined that the fair value of goodwill remained substantially in excess of carrying values. No goodwill impairments were recorded in 2013 or 2012. Refer to Note 7. Intangible Assets and Goodwill for further information.
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
Income Taxes—Deferred tax assets and liabilities reflect temporary differences between the amount of assets and liabilities for financial and tax reporting purposes. Such amounts are adjusted, as appropriate, to reflect changes in tax rates expected to be in effect when the temporary differences reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in earnings in the period that includes the enactment date. A valuation allowance is recorded to reduce our deferred tax assets to the amount that is more likely than not to be realized. In the event we determine it is more likely than not that the deferred tax assets will not be realized in the future, the valuation adjustment to the deferred tax assets will be charged to earnings in the period in which we make such a determination. In determining the provision for income taxes for financial statement purposes, the Company makes certain estimates and judgments which affect its evaluation of the carrying value of its deferred tax assets, as well as its calculation of certain tax liabilities.
Foreign currency translation—Assets and liabilities of non-U.S. subsidiaries that use a currency other than U.S. dollars as their functional currency are translated to U.S. dollars at end-of-period currency exchange rates. The consolidated statements of operations of non-U.S. subsidiaries are translated to U.S. dollars at average-period currency exchange rates. The effect of translation for non-U.S. subsidiaries is generally reported in OCI. The effect of remeasurement of assets and liabilities of non-U.S. subsidiaries that use the U.S. dollar as their functional currency is primarily included in cost of sales. Also included in cost of sales are gains and losses arising from transactions denominated in a currency other than the functional currency of a particular entity. Net foreign currency transaction losses or (gains) of $16 million, $24 million and $(3) million were included in the consolidated statements of operations for the years ended December 31, 2013, 2012 and 2011, respectively.
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
Asset retirement obligations—Asset retirement obligations are recognized in accordance with FASB ASC 410, Asset Retirement and Environmental Obligations. Conditional retirement obligations have been identified primarily related to asbestos abatement at certain sites. To a lesser extent, conditional retirement obligations also exist at certain sites related to the removal of storage tanks and polychlorinated biphenyl disposal costs. Asset retirement obligations were $3 million and $3 million at December 31, 2013 and 2012, respectively.
Customer concentrations—As reflected in the table below, net sales to GM and Volkswagen Group (“VW”), Delphi's two largest customers, totaled approximately 27%, 29% and 28% of our total net sales for the years ended December 31, 2013, 2012 and 2011, respectively.

	Percentage of Total Net Sales			Accounts and Other Receivables
	Year Ended December 31,			December 31, 2013	December 31, 2012
	2013	2012	2011
				(in millions)
GM	17%	18%	19%	$377	$382
VW	10%	11%	9%	199	109
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
Foreign exchange forward contracts are accounted for as hedges of firm or forecasted foreign currency commitments to the extent they are designated and assessed as highly effective. All foreign exchange contracts are marked to market on a current basis. Commodity swaps are accounted for as hedges of firm or anticipated commodity purchase contracts to the extent they are designated and assessed as effective. All other commodity derivative contracts that are not designated as hedges are either marked to market on a current basis or are exempted from mark to market accounting as normal purchases. At December 31, 2013 and 2012, the exposure to movements in interest rates was not hedged with derivative instruments. Refer to Note 17. Derivatives and Hedging Activities for additional information.
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

Share-Based Compensation—Our share-based compensation arrangements consist of the Delphi Automotive PLC Long Term Incentive Plan (the “PLC LTIP”), and through December 31, 2012, the Value Creation Plan (the “VCP”), a long term incentive plan for key employees. In 2013 and 2012, grants of restricted stock units (“RSUs”) to Delphi's executives were made under the PLC LTIP. The RSU awards include a time-based vesting portion and a performance-based vesting portion. The performance-based vesting portion includes performance and market conditions in addition to service conditions. The grant date fair value of the RSUs is determined based on the closing price of the Company's ordinary shares on the date of the grant of the award, including an estimate for forfeitures, or a contemporaneous valuation performed by an independent valuation specialist with respect to awards with market conditions. Compensation expense is recognized based upon the grant date fair value of the awards applied to the Company's best estimate of ultimate performance against the respective targets on a straight-line basis over the requisite vesting period of the awards. The performance conditions require management to make assumptions regarding the likelihood of achieving certain performance goals. Changes in these performance assumptions, as well as differences in actual results from management's estimates, could result in estimated or actual fair values different from previously estimated fair values.
We expensed the estimated fair value of the VCP over the requisite service vesting periods. Estimating the fair value for the VCP required us to make assumptions regarding the nature of the payout of the award as well as changes in our share price during the post-initial public offering period. The awards cliff vested on December 31, 2012, the end of the performance period. See Note 21. Share-Based Compensation for further disclosures relating to the Company's share-based compensation arrangements.
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
Recently issued accounting pronouncements—In December 2011, the FASB issued ASU 2011-10, Derecognition of In-substance Real Estate—a Scope Clarification. This guidance requires that if an entity ceases to have a controlling interest in a subsidiary that is in substance real estate due to a default on the loan (mortgage) on that real estate, it would continue to recognize the asset and related debt until the real estate is legally transferred to satisfy the debt. The guidance is effective for fiscal years beginning after June 15, 2012. The adoption of this guidance did not have a significant impact on Delphi's financial statements.
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
In December 2011, the FASB issued ASU 2011-11, Disclosures about Offsetting Assets and Liabilities. This guidance requires entities to disclose both gross and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. In January 2013, the FASB issued ASU 2013-01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, which clarified that the scope of ASU 2011-11 applies to derivatives and securities borrowing or lending transactions subject to an agreement similar to a master netting arrangement. The guidance is effective for annual periods beginning on or after January 1, 2013. Delphi adopted this guidance effective March 31, 2013 and applied it retrospectively for any period presented. Refer to Note 17. Derivatives and Hedging Activities for additional information.
In February 2013, the FASB issued ASU 2013-2, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This guidance requires an organization to present the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income, but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. The guidance is effective for fiscal years beginning after December 15, 2012. Delphi adopted this guidance effective January 1, 2013. Refer to Note 16.

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

3. INVENTORIES
Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or market, including direct material costs and direct and indirect manufacturing costs. A summary of inventories is shown below:

	December 31, 2013	December 31, 2012
	(in millions)
Productive material	$584	$586
Work-in-process	142	128
Finished goods	367	352
Total	$1,093	$1,066

4. ASSETS
Other current assets consisted of the following:

	December 31, 2013	December 31, 2012
	(in millions)
Value added tax receivable	$177	$194
Deferred income taxes (Note 14)	133	148
Prepaid insurance and other expenses	59	86
Reimbursable engineering costs	76	52
Notes receivable	45	22
Debt issuance costs (Note 11)	10	17
Income and other taxes receivable	57	47
Deposits to vendors	9	15
Derivative financial instruments (Note 17)	15	21
Other	23	21
Total	$604	$623

Other long-term assets consisted of the following:

	December 31, 2013	December 31, 2012
	(in millions)
Deferred income taxes (Note 14)	$283	$281
Debt issuance costs (Note 11)	43	55
Income and other taxes receivable	123	88
Reimbursable engineering costs	79	50
Value added tax receivable	29	33
Derivative financial instruments (Note 17)	5	6
Other	64	69
Total	$626	$582

5. INVESTMENTS IN AFFILIATES
As part of Delphi’s operations, it has investments in seven non-consolidated affiliates accounted for under the equity method of accounting. These affiliates are not publicly traded companies and are located primarily in South Korea, China and Mexico. Delphi’s ownership percentages vary generally from approximately 20% to 50%, with the most significant investments in Korea Delphi Automotive Systems Corporation (of which Delphi owns 50%), Delphi-TVS Diesel Systems Ltd (of which Delphi owns approximately 50%), and Promotora de Partes Electricas Automotrices, S.A. de C.V. (of which Delphi owns approximately 40%). The aggregate investment in non-consolidated affiliates was $234 million and $231 million at December 31, 2013 and 2012, respectively. Dividends of $30 million, $63 million and $1 million for the years ended December 31, 2013, 2012 and 2011, respectively, have been received from non-consolidated affiliates. No impairment charges were recorded for the years ended December 31, 2013 and 2012. A $7 million impairment charge was recorded for the year ended December 31, 2011 related to Delphi’s investment in a non-consolidated affiliate.
The following is a summary of the combined financial information of significant affiliates accounted for under the equity method as of December 31, 2013 and 2012 and for the years ended December 31, 2013, 2012 and 2011 (unaudited):

	December 31,
	2013	2012
	(in millions)
Current assets	$608	$688
Non-current assets	474	449
Total assets	$1,082	$1,137
Current liabilities	$362	$411
Non-current liabilities	257	235
Shareholders’ equity	463	491
Total liabilities and shareholders’ equity	$1,082	$1,137

	Year Ended December 31,
	2013	2012	2011
	(in millions)
Net sales	$1,773	$1,737	$1,750
Gross profit	237	184	159
Net income	63	43	25

A summary of transactions with affiliates is shown below:

	Year Ended December 31,
	2013	2012	2011
	(in millions)
Sales to affiliates	$33	$36	$66
Purchases from affiliates	$113	$112	$129

6. PROPERTY, NET
Property, net consisted of:

	Estimated Useful Lives	December 31,
		2013	2012
	(Years)	(in millions)
Land	—	$172	$169
Land and leasehold improvements	3-20	100	93
Buildings	40	665	626
Machinery, equipment, and tooling	3-20	3,311	2,712
Furniture and office equipment	3-10	214	178
Construction in progress	—	344	265
Total		4,806	4,043
Less: accumulated depreciation		(1,590)	(1,183)
Total property, net		$3,216	$2,860
For the years ended December 31, 2013 and 2011, Delphi did not incur impairment charges related to long-lived assets held for use. For the year ended December 31, 2012, in conjunction with the restructuring activities initiated in the fourth quarter, as more fully discussed in Note 10. Restructuring, Delphi incurred $15 million of impairment charges related to long-lived assets held for use in its Electronics and Safety segment.

7. INTANGIBLE ASSETS AND GOODWILL
The changes in the carrying amount of intangible assets and goodwill were as follows as of December 31, 2013 and 2012. See Note 20. Acquisitions and Divestitures for a further description of the MVL acquisition.

		As of December 31, 2013			As of December 31, 2012:
	Estimated Useful Lives	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Years)	(in millions)			(in millions)
Amortized intangible assets:
Patents and developed technology	6-15	$671	$201	$470	$636	$142	$494
Customer relationships	6-10	297	125	172	293	85	208
Trade names	6-20	102	21	81	103	16	87
Total		1,070	347	723	1,032	243	789
Unamortized intangible assets:
In-process research & development	—	—	—	—	14	—	14
Goodwill	—	496	—	496	473	—	473
Total		$1,566	$347	$1,219	$1,519	$243	$1,276

Estimated amortization expense for the years ending December 31, 2014, 2015, 2016, 2017 and 2018 is presented below:

	Year Ending December 31,
	2014	2015	2016	2017	2018
	(in millions)
Estimated amortization expense	$97	$88	$81	$78	$70
A roll-forward of the gross carrying amounts of intangible assets for the years ended December 31, 2013 and 2012 is presented below:

	2013	2012
	(in millions)
Balance at January 1	$1,519	$758
Acquisitions	12	733
Foreign currency translation and other	35	28
Balance at December 31	$1,566	$1,519
A roll-forward of the accumulated amortization for the years ended December 31, 2013 and 2012 is presented below:

	2013	2012
	(in millions)
Balance at January 1	$243	$162
Amortization	104	84
Foreign currency translation and other	—	(3)
Balance at December 31	$347	$243
A roll-forward of the carrying amount of goodwill, by operating segment, for the years ended December 31, 2013 and 2012 is presented below:

	Electrical/Electronic Architecture	Powertrain Systems	Total
	(in millions)
Balance at January 1, 2012	$—	$8	$8
Acquisitions	454	—	454
Foreign currency translation and other	11	—	11
Balance at December 31, 2012	$465	$8	$473
Foreign currency translation and other	22	1	23
Balance at December 31, 2013	$487	$9	$496

8. LIABILITIES
Accrued liabilities consisted of the following:

	December 31, 2013	December 31, 2012
	(in millions)
Payroll-related obligations	$269	$259
Employee benefits, including current pension obligations	130	123
Executive long-term incentive plan (Note 21)	—	20
Income and other taxes payable	280	261
Warranty obligations (Note 9)	75	92
Restructuring (Note 10)	94	118
Customer deposits	38	35
Deferred income taxes (Note 14)	1	12
Derivative financial instruments (Note 17)	16	12
Accrued interest	24	9
Other	311	300
Total	$1,238	$1,241
Other long-term liabilities consisted of the following:

	December 31, 2013	December 31, 2012
	(in millions)
Environmental (Note 13)	$18	$18
Extended disability benefits	9	12
Warranty obligations (Note 9)	94	74
Restructuring (Note 10)	45	45
Payroll-related obligations	12	11
Accrued income taxes	34	38
Deferred income taxes (Note 14)	151	185
Derivative financial instruments (Note 17)	6	1
Other	40	50
Total	$409	$434

9. WARRANTY OBLIGATIONS
Expected warranty costs for products sold are recognized principally at the time of sale of the product based on estimates of the amount that will eventually be required to settle such obligations. These accruals are based on factors such as past experience, production changes, industry developments and various other considerations. These estimates are adjusted from time to time based on facts and circumstances that impact the status of existing claims. Delphi has recognized its best estimate for its total aggregate warranty reserves across all of its operating segments as of December 31, 2013. The estimated reasonably possible amount to ultimately resolve all matters are not materially different from the recorded reserves as of December 31, 2013.

The table below summarizes the activity in the product warranty liability for the years ended December 31, 2013 and 2012:

	Year Ended December 31,
	2013	2012
	(in millions)
Accrual balance at beginning of year	$166	$315
Provision for estimated warranties incurred during the year	68	56
Provision for changes in estimate for pre-existing warranties	(4)	(42)
Settlements made during the year (in cash or in kind)	(68)	(171)
Foreign currency translation and other	7	8
Accrual balance at end of year	$169	$166
In 2009, Delphi received information regarding potential warranty claims related to certain components supplied by Delphi’s Powertrain segment. In 2010, Delphi recorded a change in the previous estimate of probable loss related to this matter by recognizing warranty expense in cost of sales of $75 million. This adjustment resulted in a corresponding $75 million decrease in net income attributable to Delphi and a corresponding unfavorable earnings per share impact of $0.11 for the year ended December 31, 2010. In March 2011, Delphi reached a settlement with its customer related to warranty claims on certain components previously supplied by Delphi’s Powertrain segment and reflected a change in its previous estimate of probable loss as a result of the settlement agreement by recognizing $76 million of warranty expense in cost of sales. This adjustment resulted in a corresponding $76 million decrease in net income attributable to Delphi and a corresponding unfavorable earnings per share impact of $0.18 for the year ended December 31, 2011. In April 2011, in accordance with the terms of the settlement agreement, Delphi made a payment of €90 million (approximately $133 million at April 30, 2011 exchange rates) and in April 2012, Delphi made the final scheduled payment of €60 million (approximately $80 million at April 30, 2012 exchange rates) related to this matter. In September 2012, as a result of favorable warranty claims experience, Delphi reached a final settlement with its customer related to ongoing warranty claims for production subsequent to the March 2011 settlement, and recorded a change in its previous estimate of warranty claims by recognizing a $25 million reduction of warranty expense in cost of sales in September 2012. This adjustment resulted in a corresponding $25 million increase in net income attributable to Delphi and a corresponding favorable earnings per share impact of $0.08 for the year ended December 31, 2012.

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
In October 2012, Delphi initiated and committed to approximately $300 million of various restructuring programs which includes costs related to the integration of MVL that are intended to further improve Delphi's industry leading cost structure. As part of Delphi's continued efforts to optimize its cost structure, during the first quarter of 2013, an additional $75 million of restructuring actions were initiated, bringing the overall commitments of Delphi's restructuring programs to approximately $375 million. These restructuring actions are principally focused on the European region, and are expected to be substantially completed in the first half of 2014. Approximately $170 million of the total restructuring was recognized in the fourth quarter of 2012, and during the year ended December 31, 2013 Delphi recorded employee related and other restructuring charges totaling $145 million. Restructuring charges for employee separation and termination benefits are paid either over the severance period or in a lump sum in accordance with either statutory requirements or individual agreements. Delphi incurred cash expenditures for these restructuring actions of approximately $150 million and $20 million in the years ended December 31, 2013 and December 31, 2012.

The following table summarizes the restructuring charges recorded for the years ended December 31, 2013, 2012 and 2011 by operating segment:

	Year Ended December 31,
Segment	2013	2012	2011
	(in millions)
Electrical/Electronic Architecture	$28	$49	$12
Powertrain Systems	52	25	12
Electronics and Safety	56	89	5
Thermal Systems	9	8	2
Total	$145	$171	$31
The table below summarizes the activity in the restructuring liability for the years ended December 31, 2013 and 2012:

	Employee Termination Benefits Liability	Other Exit Costs Liability	Total
	(in millions)
Accrual balance at January 1, 2012	$86	$10	$96
Provision for estimated expenses incurred during the year	166	5	171
Payments made during the year	(102)	(7)	(109)
Foreign currency and other	7	(2)	5
Accrual balance at December 31, 2012	$157	$6	$163
Provision for estimated expenses incurred during the year	143	2	145
Payments made during the year	(166)	(4)	(170)
Foreign currency and other	1	—	1
Accrual balance at December 31, 2013	$135	$4	$139
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

11. DEBT
The following is a summary of debt outstanding, net of discounts of approximately $0 million and $4 million related to the Tranche A Term Loan and the Tranche B Term Loan, defined below, as of December 31, 2013 and December 31, 2012:

	December 31, 2013	December 31, 2012
	(in millions)
Accounts receivable factoring	$1	$19
5.875%, senior notes, due 2019	500	500
6.125%, senior notes, due 2021	500	500
5.000%, senior notes, due 2023	800	—
Tranche A Term Loan, due 2018	564	567
Tranche B Term Loan, due 2017	—	772
Capital leases and other	47	106
Total debt	2,412	2,464
Less: current portion	(61)	(140)
Long-term debt	$2,351	$2,324
The principal maturities of debt, at nominal value follows:

Year	Debt and Capital Lease Obligations
(in millions)
2014	$61
2015	47
2016	55
2017	44
2018	403
Thereafter	1,802
Total	$2,412
Credit Agreement
In March 2011, in conjunction with the redemption of membership interests from Class A and Class C membership interest holders, Delphi Corporation entered into a credit agreement with JPMorgan Chase Bank, N.A., as lead arranger and administrative agent (the “Original Credit Agreement”). The Original Credit Agreement provided for $3.0 billion in senior secured credit facilities consisting of term loans (as subsequently amended from time to time, the “Tranche A Term Loan” and the “Tranche B Term Loan,” respectively) and a revolving credit facility (as subsequently amended from time to time, the “Revolving Credit Facility”). The Original Credit Agreement was amended and restated on each of May 17, 2011 (the “May 2011 Credit Agreement”), September 14, 2012 (the “2012 Credit Agreement”) and March 1, 2013. (The Original Credit Agreement and each amendment and restatement of the Original Credit Agreement are individually and collectively referred to herein as the “Credit Agreement”). The May 2011 Credit Agreement, which was entered into simultaneously with the issuance of senior unsecured notes in the amount of $1 billion (as more fully described below), reduced the total size of the senior secured credit facilities to $2.4 billion. Under the 2012 Credit Agreement, the Company increased the Revolving Credit Facility to $1.3 billion and the Tranche A Term Loan to $574 million and used the incremental proceeds to pay a portion of the cost of acquiring MVL. On March 1, 2013, following the unsecured note issuance in February 2013 (as more fully described below), the Tranche B Term Loan was fully repaid, the Tranche A Term Loan was increased to $575 million, the Revolving Credit Facility was increased to $1.5 billion, and the terms of the Tranche A Term Loan and the Revolving Credit Facility were extended to March 1, 2018. These resulted in the recognition of a loss on debt extinguishment of $39 million during the year ended December 31, 2013. Approximately $14 million in issuance costs were paid in connection with the March 2013 amendment. Unamortized debt issuance costs associated with the Tranche A Term Loan and Revolving Credit Facility of $27 million are being amortized over the term of the Credit Agreement, as extended pursuant to the March 1, 2013 amendment. At December 31, 2013, the Revolving Credit Facility was undrawn and Delphi had approximately $10 million in letters of credit issued under the Credit Agreement. Letters of credit issued under the Credit Agreement reduce availability under the Revolving Credit Facility.

Loans under the Credit Agreement bear interest, at Delphi Corporation's option, at either (a) the Administrative Agent’s Alternate Base Rate (“ABR” as defined in the Credit Agreement) or (b) the London Interbank Offered Rate (the “Adjusted LIBO Rate” as defined in the Credit Agreement) (“LIBOR”) plus in either case a percentage per annum as set forth in the table below (the “Applicable Rate”). The Tranche B Term Loan had a LIBOR floor of 1.00%. The Applicable Rates under the 2012 Credit Agreement and current Credit Agreement are set forth below:

	Credit Agreement (December 31, 2013)		2012 Credit Agreement (December 31, 2012)
	LIBOR plus	ABR plus	LIBOR plus	ABR plus
Revolving Credit Facility	1.25%	0.25%	2.00%	1.00%
Tranche A Term Loan	1.25%	0.25%	2.00%	1.00%
Tranche B Term Loan	N/A	N/A	2.50%	1.50%
The Applicable Rate under the Credit Agreement may increase or decrease from time to time based on changes in credit ratings with the minimum interest level of 0.00% and a maximum level of 2.25%. Accordingly, the interest rate will fluctuate during the term of the Credit Agreement based on changes in the ABR, LIBOR or future changes in our corporate credit ratings. The Credit Agreement also requires that the Issuer pay certain commitment fees on the unused portion of the Revolving Credit Facility and certain letter of credit issuance and fronting fees.
The interest rate period with respect to LIBOR interest rate options can be set at one-, two-, three-, or six-months as selected by the Issuer in accordance with the terms of the Credit Agreement (or other period as may be agreed by the applicable lenders), but payable no less than quarterly. The Issuer may elect to change the selected interest rate in accordance with the provisions of the Credit Agreement. As of December 31, 2013, Delphi Corporation selected the one-month LIBOR interest rate option, as detailed in the table below, and the amounts outstanding, and rates effective as of December 31, 2013 were based on Delphi’s current credit rating and applicable margin for the Credit Agreement:

		Borrowings as of
		December 31, 2013	Rates effective as of
	LIBOR plus	(in millions)	December 31, 2013
Revolving Credit Facility	1.25%	$—	—%
Tranche A Term Loan	1.25%	564	1.4375%
The Issuer is obligated to make quarterly principal payments throughout the terms of the Tranche A Loan according to the amortization schedule in the Credit Agreement. Borrowings under the Credit Agreement are prepayable at the Issuer's option without premium or penalty. The Credit Agreement also contains certain mandatory prepayment provisions in the event the Company receives net cash proceeds from any asset sale or casualty event. No mandatory prepayments, under these provisions, have been made or are due through December 31, 2013.
The Credit Agreement contains certain covenants that limit, among other things, the Company’s (and the Company’s subsidiaries’) ability to incur additional indebtedness or liens, to dispose of assets, to make certain investments, to prepay certain indebtedness and to pay dividends, or to make other distributions or redemptions/repurchases, in respect of the Company’s equity interests. In addition, the Credit Agreement requires that the Company maintain a consolidated leverage ratio (the ratio of Consolidated Total Indebtedness to Consolidated EBITDA, each as defined in the Credit Agreement) of less than 2.75 to 1.0. The Credit Agreement also contains events of default customary for financings of this type. The Company was in compliance with the Credit Agreement covenants as of December 31, 2013. In December 2013, Delphi Automotive PLC received an investment grade credit rating from Standard & Poor's Rating Services and met the other conditions in the Credit Agreement for the release of all security interests on the collateral that was previously pledged in accordance with the Credit Agreement. As a result, all such collateral was released in the first quarter of 2014. The Credit Agreement requires that such security interests be reinstated if neither Delphi Automotive PLC nor Delphi Corporation have investment grade ratings from Standard & Poor's Rating Service or Moody's Investor Service. In addition, certain covenants shall not apply and certain guarantees shall be released after Delphi Automotive PLC and Delphi Corporation have received additional investment grade credit ratings as specified in the Credit Agreement and no default has occurred or is continuing, provided that such covenants may be reinstated if the investment grade condition ceases to be satisfied.
All obligations under the Credit Agreement are borrowed by Delphi Corporation and jointly and severally guaranteed by its direct and indirect parent companies and by certain of Delphi Automotive PLC’s existing and future direct and indirect subsidiaries that are directly or indirectly 100% owned by the Company, subject to certain exceptions set forth in the Credit Agreement. All obligations under the Credit Agreement, including the guarantees of those obligations, were originally secured by certain assets of Delphi Corporation and the guarantors, including substantially all of the assets of Delphi Automotive PLC, and its U.S. subsidiaries, and certain assets of Delphi Corporation’s direct and indirect parent companies.

Senior Notes
On May 17, 2011, Delphi Corporation issued $500 million of 5.875% senior unsecured notes due 2019 and $500 million of 6.125% senior notes due 2021 (the “2011 Senior Notes”) in a transaction exempt from registration under Rule 144A and Regulation S of the Securities Act of 1933 (the “Securities Act”). Delphi paid approximately $23 million of debt issuance costs in connection with the 2011 Senior Notes. The net proceeds of approximately $1 billion as well as cash on hand were used to pay down amounts outstanding under the Original Credit Agreement. In May 2012, Delphi Corporation exchanged all of the 2011 Senior Notes for registered notes (“New Senior Notes”) with terms identical in all material respects to the terms of the 2011 Senior Notes, except that the New Senior Notes are registered under the Securities Act, and the transfer restrictions and registration rights relating to the 2011 Senior Notes no longer apply. No proceeds were received by Delphi Corporation as a result of the exchange. Interest is payable semi-annually on May 15 and November 15 of each year to holders of record at the close of business on May 1 or November 1 immediately preceding the interest payment date.
The indenture governing the New Senior Notes limits, among other things, Delphi’s (and Delphi’s subsidiaries’) ability to incur additional indebtedness or liens, dispose of assets, make certain restricted payments or investments, enter into transactions with affiliates or merge with or into other entities. As of December 31, 2013, the Company was in compliance with the provisions of the New Senior Notes.
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
The indenture governing the 2013 Senior Notes limits, among other things, Delphi’s (and Delphi’s subsidiaries’) ability to incur liens, enter into sale and leaseback transactions and merge with or into other entities. As of December 31, 2013, the Company was in compliance with the provisions of the 2013 Senior Notes.
The senior notes are fully and unconditionally guaranteed, jointly and severally, by Delphi Automotive PLC and certain of its existing and future subsidiaries that are directly or indirectly 100% owned by the Company, subject to customary release provisions (other than in the case of Delphi Automotive PLC).
Other Financing
Accounts receivable factoring—Various accounts receivable factoring facilities are maintained in Europe and are accounted for as short-term debt. These uncommitted factoring facilities are available through various financial institutions. Additionally, during the year ended December 31, 2013, Delphi entered into a new accounts receivable factoring agreement in Europe to replace and consolidate current European factoring facilities. The new agreement is a €350 million committed facility with borrowings under the new program being subject to the availability of eligible accounts receivable. As of December 31, 2013 and December 31, 2012, $1 million and $19 million, respectively, were outstanding under these accounts receivable factoring facilities.
Capital leases and other—As of December 31, 2013 and December 31, 2012, approximately $47 million and approximately $106 million, respectively, of other debt issued by certain international subsidiaries and capital lease obligations were outstanding.
Interest—Cash paid for interest related to amounts outstanding totaled $118 million, $119 million and $101 million for the years ended December 31, 2013, 2012 and 2011, respectively.

12. PENSION BENEFITS
Certain of Delphi’s non-U.S. subsidiaries sponsor defined benefit pension plans, which generally provide benefits based on negotiated amounts for each year of service. Delphi’s primary non-U.S. plans are located in France, Germany, Mexico, Portugal and the United Kingdom (“U.K.”). The U.K. and certain Mexican plans are funded. In addition, Delphi has defined benefit plans in South Korea, Turkey and Italy for which amounts are payable to employees immediately upon separation. The obligations for these plans are recorded over the requisite service period.
Delphi sponsors a Supplemental Executive Retirement Program (“SERP”) for those employees who were U.S. executives of the Predecessor prior to September 30, 2008 and were U.S. executives of Delphi on October 7, 2009, the effective date of the program. This program is unfunded. Executives receive benefits over 5 years after an involuntary or voluntary separation from Delphi. The SERP is closed to new members.

Funded Status
The amounts shown below reflect the change in the U.S. defined benefit pension obligations during 2013 and 2012.

	Year Ended December 31, 2013	Year Ended December 31, 2012
	(in millions)
Benefit obligation at beginning of year	$80	$83
Interest cost	2	3
Actuarial (gain) loss	(2)	4
Benefits paid	(11)	(10)
Benefit obligation at end of year	$69	$80
Change in plan assets:
Fair value of plan assets at beginning of year	$—	$—
Delphi contributions	11	10
Benefits paid	(11)	(10)
Fair value of plan assets at end of year	$—	$—
Underfunded status	$(69)	$(80)
Amounts recognized in the consolidated balance sheets consist of:
Current liabilities	(12)	(11)
Non-current liabilities	(57)	(69)
Total	$(69)	$(80)
Amounts recognized in accumulated other comprehensive income consist of (pre-tax):
Actuarial loss	$11	$13
Total	$11	$13

The amounts shown below reflect the change in the non-U.S. defined benefit pension obligations during 2013 and 2012.

	Year ended December 31, 2013	Year ended December 31, 2012
	(in millions)
Benefit obligation at beginning of year	$1,972	$1,596
Liabilities assumed in the acquisition	—	29
Divestitures	—	(5)
Service cost	53	44
Interest cost	85	84
Actuarial loss	39	234
Benefits paid	(86)	(82)
Impact of curtailments	(5)	—
Plan amendments	—	2
Exchange rate movements and other	47	70
Benefit obligation at end of year	$2,105	$1,972
Change in plan assets:
Fair value of plan assets at beginning of year	$1,109	$987
Assets acquired in the acquisition	—	5
Actual return on plan assets	56	91
Delphi contributions	98	59
Benefits paid	(86)	(82)
Exchange rate movements and other	22	49
Fair value of plan assets at end of year	$1,199	$1,109
Underfunded status	$(906)	$(863)
Amounts recognized in the consolidated balance sheets consist of:
Current liabilities	(14)	(23)
Non-current liabilities	(892)	(840)
Total	$(906)	$(863)
Amounts recognized in accumulated other comprehensive income consist of (pre-tax):
Actuarial loss	$278	$228
Prior service cost	1	1
Total	$279	$229

The projected benefit obligation (“PBO”), accumulated benefit obligation (“ABO”), and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets and with plan assets in excess of accumulated benefit obligations are as follows:

	U.S. Plans		Non-U.S. Plans
	2013	2012	2013	2012
	(in millions) Plans with ABO in Excess of Plan Assets
PBO	$69	$80	$1,956	$1,813
ABO	69	80	1,749	1,619
Fair value of plan assets at end of year	—	—	1,052	973
	Plans with Plan Assets in Excess of ABO
PBO	$—	$—	$149	$159
ABO	—	—	100	103
Fair value of plan assets at end of year	—	—	147	136
	Total
PBO	$69	$80	$2,105	$1,972
ABO	69	80	1,849	1,722
Fair value of plan assets at end of year	—	—	1,199	1,109
Benefit costs presented below were determined based on actuarial methods and included the following:

	U.S. Plans
	Year Ended December 31,
	2013	2012	2011
	(in millions)
Interest cost	$2	$3	$3
Net periodic benefit cost	$2	$3	$3

	Non-U.S. Plans
	Year Ended December 31,
	2013	2012	2011
	(in millions)
Service cost	$53	$44	$45
Interest cost	85	84	87
Expected return on plan assets	(70)	(65)	(61)
Settlement loss (gain)	2	—	(1)
Curtailment gain	—	—	(3)
Amortization of actuarial losses	7	—	—
Other	1	1	—
Net periodic benefit cost	$78	$64	$67
Other postretirement benefit obligations were approximately $7 million and $15 million at December 31, 2013 and 2012, respectively.
Experience gains and losses, as well as the effects of changes in actuarial assumptions and plan provisions are recognized in other comprehensive income. Cumulative gains and losses in excess of 10% of the PBO for a particular plan are amortized over the average future service period of the employees in that plan. The estimated actuarial loss for the defined benefit pension plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost in 2014 is $8 million.

The principal assumptions used to determine the pension expense and the actuarial value of the projected benefit obligation for the U.S. and non-U.S. pension plans were:
Assumptions used to determine benefit obligations at December 31:

	Pension Benefits
	U.S. Plans		Non-U.S. Plans
	2013	2012	2013	2012
Weighted-average discount rate	3.00%	2.40%	4.58%	4.41%
Weighted-average rate of increase in compensation levels	N/A	N/A	3.85%	3.50%
Assumptions used to determine net expense for years ended December 31:

	Pension Benefits
	U.S. Plans			Non-U.S. Plans
	2013	2012	2011	2013	2012	2011
Weighted-average discount rate	2.40%	3.30%	4.10%	4.41%	5.24%	5.69%
Weighted-average rate of increase in compensation levels	N/A	N/A	N/A	3.50%	3.66%	3.88%
Expected long-term rate of return on plan assets	N/A	N/A	N/A	6.44%	6.43%	6.65%
Delphi selects discount rates by analyzing the results of matching each plan’s projected benefit obligations with a portfolio of high-quality fixed income investments rated AA-or higher by Standard and Poor’s.
Delphi does not have any U.S. pension assets; therefore no U.S. asset rate of return calculation was necessary. The primary funded non-U.S. plans are in the U.K. and Mexico. For the determination of 2013 expense, Delphi assumed a long-term expected asset rate of return of approximately 6.25% and 8.50% for the U.K. and Mexico, respectively. Delphi evaluated input from local actuaries and asset managers, including consideration of recent fund performance and historical returns, in developing the long-term rate of return assumptions. The assumptions for the U.K. and Mexico are primarily long-term, prospective rates.
Delphi’s pension expense for 2014 is determined at the 2013 year end measurement date. For purposes of analysis, the following table highlights the sensitivity of the Company’s pension obligations and expense to changes in key assumptions:

Change in Assumption	Impact on Pension Expense	Impact on PBO
25 basis point (“bp”) decrease in discount rate	+ $8 million	+ $ 93 million
25 bp increase in discount rate	- $5 million	- $ 87 million
25 bp decrease in long-term expected return on assets	+ $3 million	—
25 bp increase in long-term expected return on assets	- $3 million	—
The above sensitivities reflect the effect of changing one assumption at a time. It should be noted that economic factors and conditions often affect multiple assumptions simultaneously and the effects of changes in key assumptions are not necessarily linear. The above sensitivities also assume no changes to the design of the pension plans and no major restructuring programs.

Pension Funding
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

	Projected Pension Benefit Payments
	U.S. Plans	Non-U.S. Plans
	(in millions)
2014	$12	$78
2015	7	72
2016	9	78
2017	8	83
2018	7	90
2019 – 2023	27	555
Delphi anticipates making pension contributions of approximately $90 million in 2014.
Delphi sponsors defined contribution plans for certain hourly and salaried employees. Expense related to the contributions for these plans was $49 million, $48 million, and $46 million for the years ended December 31, 2013, 2012 and 2011, respectively.
Plan Assets
The pension plans sponsored by Delphi invest in a diversified portfolio consisting of an array of asset classes that attempts to maximize returns while minimizing volatility. These asset classes include developed market equities, emerging market equities, private equity, global high quality and high yield fixed income, real estate, and absolute return strategies.
The fair values of Delphi’s pension plan assets weighted-average asset allocations at December 31, 2013 and 2012, by asset category, are as follows:

	Fair Value Measurements at December 31, 2013
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Cash	$64	$64	$—	$—
Time deposits	7	—	7	—
Equity mutual funds	412	—	412	—
Bond mutual funds	435	—	435	—
Real estate trust funds	45	—	—	45
Hedge Funds	90	—	—	90
Insurance contracts	4	—	—	4
Debt securities	85	85	—	—
Equity securities	57	57	—	—
Total	$1,199	$206	$854	$139

	Fair Value Measurements at December 31, 2012
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Cash	$58	$58	$—	$—
Time deposits	2	—	2	—
Equity mutual funds	313	—	313	—
Bond mutual funds	430	—	430	—
Real estate trust funds	42	—	—	42
Hedge Funds	91	—	—	91
Commodities Fund	39	—	39	—
Insurance contracts	3	—	—	3
Debt securities	76	76	—	—
Equity securities	55	55	—	—
Total	$1,109	$189	$784	$136
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
Debt Securities—The fair value of debt securities is determined by direct quoted market prices on regulated financial exchanges.

Equity Securities—The fair value of equity securities is determined by direct quoted market prices on regulated financial exchanges.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Real Estate Trust Fund	Hedge Funds	Insurance Contracts
	(in millions)
Beginning balance at December 31, 2011	$43	$81	$—
Actual return on plan assets:
Relating to assets still held at the reporting date	(1)	4	—
Assets assumed in acquisition	—	—	3
Purchases, sales, and settlements	—	6	—
Ending balance at December 31, 2012	$42	$91	$3
Actual return on plan assets:
Relating to assets still held at the reporting date	2	4	—
Purchases, sales, and settlements	1	(5)	1
Ending balance at December 31, 2013	$45	$90	$4

13. COMMITMENTS AND CONTINGENCIES
Environmental Matters
Delphi is subject to the requirements of U.S. federal, state, local and non-U.S. environmental and safety and health laws and regulations. As of December 31, 2013 and December 31, 2012, the undiscounted reserve for environmental investigation and remediation was approximately $21 million (of which $3 million was recorded in accrued liabilities and $18 million was recorded in other long-term liabilities) and $21 million (of which $3 million was recorded in accrued liabilities and $18 million was recorded in other long-term liabilities). Delphi cannot ensure that environmental requirements will not change or become more stringent over time or that its eventual environmental remediation costs and liabilities will not exceed the amount of its current reserves. In the event that such liabilities were to significantly exceed the amounts recorded, Delphi’s results of operations could be materially affected. At December 31, 2013, the difference between the recorded liabilities and the reasonably possible range of loss was not material.
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
Brazil Matters
Delphi conducts significant business operations in Brazil that are subject to the Brazilian federal labor, social security, environmental, tax and customs laws, as well as a variety of state and local laws. While Delphi believes it complies with such laws, they are complex, subject to varying interpretations, and the Company is often engaged in litigation with government agencies regarding the application of these laws to particular circumstances. As of December 31, 2013, the majority of claims asserted against Delphi in Brazil relate to such litigation. The remaining claims in Brazil relate to commercial and labor litigation with private parties. As of December 31, 2013, claims totaling approximately $200 million (using December 31, 2013 foreign currency rates) have been asserted against Delphi in Brazil. As of December 31, 2013, the Company maintains accruals for these asserted claims of $31 million (using December 31, 2013 foreign currency rates). The amounts accrued represent claims that are deemed probable of loss and are reasonably estimable based on the Company’s analyses and assessment of the asserted claims and prior experience with similar matters. While the Company believes its accruals are adequate, the final amounts required to resolve these matters could differ materially from the Company’s recorded estimates and Delphi’s results of operations could be materially affected.

Operating Leases
Rental expense totaled $107 million, $99 million and $95 million for the years ended December 31, 2013, 2012 and 2011, respectively. As of December 31, 2013, Delphi had minimum lease commitments under non-cancellable operating leases totaling $467 million, which become due as follows:

Year	Minimum Future Operating Lease Commitments
(in millions)
2014	$108
2015	91
2016	77
2017	61
2018	42
Thereafter	88
Total	$467

14. INCOME TAXES
Income before income taxes and equity income for U.S. and non-U.S. operations are as follows:

	Year ended December 31, 2013	Year ended December 31, 2012	Year ended December 31, 2011
	(in millions)
U.S. income	$233	$470	$149
Non-U.S. income	1,290	875	1,357
Income before income taxes and equity income	$1,523	$1,345	$1,506
The provision (benefit) for income taxes is comprised of:

	Year ended December 31, 2013	Year ended December 31, 2012	Year ended December 31, 2011
	(in millions)
Current income tax expense:
U.S. federal	$53	$71	$104
Non-U.S.	247	199	232
U.S. state and local	6	5	5
Total current	306	275	341
Deferred income tax (benefit) expense, net:
U.S. federal	(28)	24	(45)
Non-U.S.	(21)	(88)	12
U.S. state and local	(1)	1	(3)
Total deferred	(50)	(63)	(36)
Total income tax provision	$256	$212	$305
The current income tax payable was reduced by $1 million, $0 million and $0 million in the years ended December 31, 2013, 2012 and 2011, respectively, for excess tax deductions attributable to stock-based compensation. The related income tax benefits are recorded as increases to additional paid-in capital.
Cash paid or withheld for income taxes was $276 million, $280 million and $303 million for the years ended December 31, 2013, 2012 and 2011, respectively.

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

	Year Ended December 31,
	2013	2012	2011
	(in millions)
Notional U.S. federal income taxes at statutory rate	$533	$471	$527
Income taxed at other rates	(281)	(200)	(225)
Change in valuation allowance	6	(29)	(52)
Other change in tax reserves	(13)	(13)	17
Withholding taxes	56	22	56
Tax credits	(58)	(13)	(26)
Change in tax law	15	6	13
Tax settlements	—	(26)	—
Other adjustments	(2)	(6)	(5)
Total income tax expense	$256	$212	$305
Effective tax rate	17%	16%	20%
The Company’s tax rate is affected by the tax rates in the jurisdictions in which the Company operates, the relative amount of income earned by jurisdiction, jurisdictions with a statutory tax rate less than the U.S. rate of 35% and the relative amount of losses or income for which no tax benefit or expense was recognized due to a valuation allowance. Included in the non-U.S. incomes taxes at other rates are tax incentives obtained in various non-U.S. countries, primarily the Hi-Tech Enterprise status in China, the Special Economic Zone exemption in Turkey and the Maquiladora regime in Mexico of $75 million in 2013, $41 million in 2012, and $64 million in 2011, and tax benefit for income earned in jurisdictions where a valuation allowance has been recorded. The Company currently benefits from tax holidays in various non-U.S. jurisdictions with expiration dates from 2015 through 2023. The income tax benefits attributable to these tax holidays are approximately $23 million ($0.07 per share) in 2013, $13 million ($0.04 per share) in 2012 and $20 million ($0.05 per share) in 2011.
The American Taxpayer Relief Act of 2012 was enacted on January 2, 2013, which retroactively reinstated expired tax provisions known as tax extenders including the research and development tax credit. The income tax accounting effect, including any retroactive effect, of a tax law change is accounted for in the period of enactment, which in this case was the first quarter of 2013. As a result, the effective tax rate for the year ended December 31, 2013 was impacted by a tax benefit of approximately $22 million related to the 2012 research and development credit in addition to the 2013 research and development credit. On July 17, 2013, the United Kingdom-Finance Bill of 2013 became law as the Finance Act 2013 (the “U.K. Finance Act”). The U.K. Finance Act provides for a reduction to the corporate income tax rate from 23% to 21% effective April 1, 2014, with a further reduction to 20% effective April 1, 2015. The impact of this legislation was recorded as a discrete item during the third quarter of 2013, the period of enactment, and resulted in increased tax expense of approximately $12 million for the year ended December 31, 2013 due to the resultant impact on the net deferred tax asset balances. Additionally, the effective tax rate in the year ended December 31, 2013 was impacted by a reduction in tax reserves of $13 million, partially offset by an increase in withholding taxes due to overall increased earnings and full year inclusion of MVL activity in 2013.
The effective tax rate in the year ended December 31, 2012 was impacted by the release of $29 million of valuation allowances, a favorable tax settlement of $26 million, a $30 million reduction in tax reserves due to resolution of open issues with tax authorities, offset by an increase of $17 million primarily related to uncertain tax positions outside the United States and an increase of $6 million related to a reduction to the corporate income tax rate in the U.K. from 25% to 23%. The effective tax rate in the year ended December 31, 2011 was impacted by the release of $52 million of valuation allowances, offset by an increase of $10 million in withholding tax expense primarily related to the funding of the redemption of all the outstanding Class A and Class C membership interests in Delphi Automotive LLP and $27 million related to changes in our assertion with respect to our intent to repatriate foreign earnings in certain countries.

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

	December 31,
	2013	2012
	(in millions)
Deferred tax assets:
Pension	$208	$200
Employee benefits	28	19
Net operating loss carryforwards	614	471
Warranty and other liabilities	125	127
Other	126	147
Total gross deferred tax assets	1,101	964
Less: valuation allowances	(642)	(502)
Total deferred tax assets (1)	$459	$462
Deferred tax liabilities:
Fixed assets	$39	$48
Tax on unremitted profits of certain foreign subsidiaries	59	31
Intangibles	97	151
Total gross deferred tax liabilities	195	230
Net deferred tax assets	$264	$232

(1)	Reflects gross amount before jurisdictional netting of deferred tax assets and liabilities.
Net current and non-current deferred tax assets and liabilities are included in the consolidated balance sheets as follows:

	December 31,
	2013	2012
	(in millions)
Current assets	$133	$148
Current liabilities	(1)	(12)
Long-term assets	283	281
Long-term liabilities	(151)	(185)
Total deferred tax asset	$264	$232
The net deferred tax assets of $264 million as of December 31, 2013 are primarily comprised of deferred tax asset amounts in the U.K., Germany, and China.
Net Operating Loss and Tax Credit Carryforwards
As of December 31, 2013, the Company has gross deferred tax assets of approximately $614 million for non-U.S. net operating loss (“NOL”) carryforwards with recorded valuation allowances of $552 million. These NOL’s are available to offset future taxable income and realization is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards. The NOL’s primarily relate to France, Luxembourg, and Spain. The NOL carryforwards have expiration dates ranging from one year to an indefinite period.
Deferred tax assets include $31 million and $30 million of tax credit carryforwards with recorded valuation allowances of $25 million and $24 million at December 31, 2013 and 2012, respectively. These tax credit carryforwards expire in 2014 through 2023.

Cumulative Undistributed Foreign Earnings
No income taxes have been provided on indefinitely reinvested earnings of certain foreign subsidiaries aggregating $92 million at December 31, 2013. The amount of the unrecognized deferred income tax liability with respect to such earnings is $27 million.
Withholding taxes of $59 million have been accrued on undistributed earnings that are not indefinitely reinvested and are primarily related to China, South Korea, Honduras, and Morocco. There are no other material liabilities for income taxes on the undistributed earnings of foreign subsidiaries, as the Company has concluded that such earnings are either indefinitely reinvested or should not give rise to additional income tax liabilities as a result of the distribution of such earnings.
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
A reconciliation of the gross change in the unrecognized tax benefits balance, excluding interest and penalties is as follows:

	Year ended December 31, 2013	Year ended December 31, 2012	Year ended December 31, 2011
	(in millions)
Balance at beginning of year	$74	$99	$82
Liabilities assumed in acquisition	—	2	—
Additions related to current year	—	3	43
Additions related to prior years	16	10	7
Reductions related to prior years	(25)	(40)	(24)
Reductions due to expirations of statute of limitations	(4)	—	(6)
Settlements-cash	—	—	(3)
Balance at end of year	$61	$74	$99
A portion of the Company's unrecognized tax benefits would, if recognized, reduce its effective tax rate. The remaining unrecognized tax benefits relate to tax positions for which only the timing of the benefit is uncertain. Recognition of these tax benefits would reduce the Company’s effective tax rate only through a reduction of accrued interest and penalties. As of December 31, 2013 and 2012, the amounts of unrecognized tax benefit that would reduce the Company’s effective tax rate were $42 million and $57 million, respectively. In addition, $22 million and $23 million for 2013 and 2012, respectively, would be offset by the write-off of a related deferred tax asset, if recognized.
The Company recognizes interest and penalties relating to unrecognized tax benefits as part of income tax expense. Total accrued liabilities for interest and penalties were $15 million and $18 million at December 31, 2013 and 2012, respectively. Total interest and penalties recognized as part of income tax expense was a $3 million benefit, a $3 million expense and a $3 million benefit for the years ended December 31, 2013, 2012 and 2011, respectively.
The Company files tax returns in multiple jurisdictions and is subject to examination by taxing authorities throughout the world. Taxing jurisdictions significant to Delphi include the China, Brazil, France, Germany, Mexico, Poland, the U.S. and the U.K. Open tax years related to these taxing jurisdictions remain subject to examination and could result in additional tax liabilities. In general, the Company's affiliates are no longer subject to income tax examinations by foreign tax authorities for years before 2001. It is reasonably possible that audit settlements, the conclusion of current examinations or the expiration of the statute of limitations in several jurisdictions could impact the Company’s unrecognized tax benefits.

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
Delphi Automotive LLP filed U.S. federal partnership tax returns for 2009, 2010 and 2011. In light of the Notice, the IRS is currently reviewing whether Section 7874 applies to Delphi Automotive LLP’s acquisition of the automotive supply and other businesses of the Predecessor. The Company believes, after consultation with counsel, that neither Delphi Automotive LLP nor Delphi Automotive PLC should be treated as a domestic corporation for U.S. federal income tax purposes, and intends to vigorously contest any assertion by the IRS to the contrary, including through litigation if the Company were unable to reach a satisfactory resolution with the IRS. However, no assurance can be given that the IRS will not contend, or that a court would not conclude, that Delphi Automotive LLP, and therefore Delphi Automotive PLC, should be treated as a domestic corporation for U.S. federal income tax purposes. No accrual for this matter has been recorded as of December 31, 2013.
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
Net Income Per Share
Basic net income per share is computed by dividing net income attributable to Delphi by the weighted average number of ordinary shares outstanding during the period. Diluted net income per share reflects the weighted average dilutive impact of all potentially dilutive securities from the date of issuance and is computed using the treasury stock method by dividing net income attributable to Delphi by the diluted weighted average number of ordinary shares outstanding. For all periods presented, the calculation of net income per share contemplates the dilutive impacts, if any, of the Company’s share-based compensation plans. Refer to Note 21. Share-Based Compensation for additional information. For all periods presented, the effect of the VCP awards was anti-dilutive and therefore excluded from the calculation of diluted net income per share, as discussed in Note 21. Share-Based Compensation.

Weighted Average Shares
As described above, on November 22, 2011, Delphi Automotive PLC completed the exchange of all of the outstanding equity of Delphi Automotive LLP for 328,244,510 ordinary shares in Delphi Automotive PLC. For the year ended December 31, 2011, the net income per share is presented giving effect to this transaction on a retrospective basis. In addition, weighted average shares outstanding for the year ended December 31, 2011 were impacted by the following transactions:

•	The redemption of all outstanding Class A and Class C membership interests for $4,565 million on March 31, 2011.

•	The repurchase of 10,005 Class B membership interests for approximately $180 million in 2011.

•	The issuance of 24,000 Class E-1 membership interests to the Board of Managers as part of the Class E-1 Interest Incentive Plan in June 2010.
The impact of the above transactions on weighted average shares outstanding follows:

Year Ended December 31, 2011
(shares in millions)
Weighted average ordinary shares outstanding as result of the initial public offering	328.24
Redemption of Class A & C membership interests (1)	86.11
Repurchase of Class B membership interests	6.91
Weighted average ordinary shares outstanding for the period	421.26
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
The following table illustrates net income per share attributable to Delphi and the weighted average shares outstanding used in calculating basic and diluted income per share:

	Year Ended December 31,
	2013	2012	2011
	(in millions, except per share data)
Numerator:
Net income attributable to Delphi	$1,212	$1,077	$1,145
Denominator:
Weighted average ordinary shares outstanding, basic	310.82	322.94	421.26
Dilutive shares related to RSUs	0.98	0.35	—
Weighted average ordinary shares outstanding, including dilutive shares	311.80	323.29	421.26
Net income per share attributable to Delphi:
Basic	$3.90	$3.34	$2.72
Diluted	$3.89	$3.33	$2.72
Anti-dilutive securities share impact:	—	3.15	1.86
Share Repurchase Program
In January 2012, the Board of Directors authorized a share repurchase program of up to $300 million of ordinary shares, which was fully satisfied in September 2012. Subsequently, in September 2012, the Board of Directors authorized a new share repurchase program of up to $750 million of ordinary shares. This program will terminate when the Company attains $750 million of ordinary shares repurchases and provides for share repurchases in the open market or in privately negotiated transactions, depending on share price, market conditions and other factors, as determined by the Company. A summary of the ordinary shares repurchased is as follows:

	Year Ended December 31,
	2013	2012
Total Number of Shares Repurchased	9,106,434	13,421,742
Average Price Paid per Share	$50.14	$30.02
Total (in millions)	$457	$403
Approximately $190 million remains available under the September 2012 share repurchase program. All repurchased shares were retired, and are reflected as a reduction of ordinary share capital for the par value of the shares, with the excess applied as reductions to additional paid-in capital and retained earnings.
New Share Repurchase Program
In January 2014, the Board of Directors authorized a new share repurchase program of up to $1 billion of ordinary shares. This share repurchase program provides for share purchases in the open market or in privately negotiated transactions, depending on share price, market conditions and other factors, as determined by the Company. This program will commence following the completion of the Company's September 2012 share repurchase program described above.
Dividends
On February 26, 2013, the Board of Directors approved the initiation of dividend payments on its ordinary shares and declared a regular quarterly cash dividend. During the year ended December 31, 2013, the Company declared and paid cash dividends per common share as follows:

	2013
	Dividend	Amount
Three months ended:	Per Share	(in millions)
December 31	$0.17	$52
September 30	0.17	53
June 30	0.17	53
March 31	0.17	53
Total	$0.68	$211
In addition, in January 2014, the Board of Directors increased the annual dividend rate to $1.00 per ordinary share, and declared a regular quarterly cash dividend of $0.25 per ordinary share, payable on February 27, 2014 to shareholders of record at the close of business on February 18, 2014.
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

The following table summarizes the membership interests issued as of December 31, 2010:

Class	Members	Membership Interests Issued	Date Issued	Membership Interests as of December 31, 2010
				(in millions)
A	GM	1,750,000	October 2009	$2,083
B	DIP Lenders(1)	354,500	October 2009	2,816
C	PBGC	100,000	October 2009	646
E-1	Board of Managers	24,000	June 2010	5
			Total	$5,550

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
Under the terms of the Acquisition and the Fourth LLP Agreement, if cumulative distributions to the members of Delphi Automotive LLP under certain provisions of the Fourth LLP Agreement exceed $7.2 billion, Delphi, as disbursing agent on behalf of DPHH, is required to pay to the holders of allowed general unsecured claims against the Predecessor, $32.50 for every $67.50 in excess of $7.2 billion distributed to the members, up to a maximum amount of $300 million. This contingency is not considered probable of occurring as of December 31, 2013.
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
The following table summarizes the allocation of net income (loss) to the membership interest classes for the 2011 period prior to the initial public offering.

Period from January 1, 2011 to Initial Public Offering Net Income Attributable to Membership Interests
Class	(in millions)
A	$76
B	930
C	25
E-1	4
$1,035

16. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The changes in accumulated other comprehensive income (loss) attributable to Delphi (net of tax) are as follows:

	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
	(in millions)
Foreign currency translation adjustments:
Balance at beginning of year	$(62)	$(120)	$(22)
Aggregate adjustment for the year	45	58	(98)
Balance at end of year	(17)	(62)	(120)

Gains (losses) on derivatives:
Balance at beginning of year	$14	$(45)	$53
Other comprehensive income before reclassifications (net tax effect of $0 million, $33 million and $40 million)	(14)	57	(69)
Reclassification to income (net tax effect of $5 million, $0 million and $17 million)	2	2	(29)
Balance at end of year	2	14	(45)

Pension and postretirement plans:
Balance at beginning of year	$(189)	$(18)	$59
Other comprehensive income before reclassifications (net tax effect of $7 million, $57 million and $22 million)	(40)	(171)	(77)
Reclassification to income (net tax effect of $2 million, $0 million and $0 million)	7	—	—
Balance at end of year	(222)	(189)	(18)

Accumulated other comprehensive (loss) income, end of year	$(237)	$(237)	$(183)

Reclassifications from accumulated other comprehensive income to income for the year ended December 31, 2013 were as follows:

Reclassification out of Accumulated Other Comprehensive Income
Details about Accumulated Other Comprehensive Income Components	Year Ended December 31, 2013	Affected Line Item in the Statement of Operations
(in millions)
Gains (losses) on derivatives:
Commodity derivatives	$(22)	Cost of sales
Foreign currency derivatives	23	Cost of sales
Foreign currency derivatives	2	Other income
	3	Total income before income taxes
	(5)	Income tax expense
	(2)	Net loss
	—	Net income attributable to noncontrolling interest
	$(2)	Net loss attributable to Delphi

Pension and postretirement plans:
Actuarial gains/(losses)	$(9)	(1)
	(9)	Total loss before income taxes
	2	Income tax benefit
	(7)	Net loss
	—	Net income attributable to noncontrolling interest
	$(7)	Net loss attributable to Delphi

Total reclassifications for the year	$(9)

(1)	These accumulated other comprehensive loss components are included in the computation of net periodic pension cost (see Note 12. Pension Benefits for additional details).

17. DERIVATIVES AND HEDGING ACTIVITIES
Delphi is exposed to market risk, such as fluctuations in foreign currency exchange rates, commodity prices and changes in interest rates, which may result in cash flow risks. To manage the volatility relating to these exposures, Delphi aggregates the exposures on a consolidated basis to take advantage of natural offsets. For exposures that are not offset within its operations, Delphi enters into various derivative transactions pursuant to its risk management policies, which prohibit holding or issuing derivative financial instruments for speculative purposes, and designation of derivative instruments is performed on a transaction basis to support hedge accounting. The changes in fair value of these hedging instruments are offset in part or in whole by corresponding changes in the fair value or cash flows of the underlying exposures being hedged. Delphi assesses the initial and ongoing effectiveness of its hedging relationships in accordance with its documented policy. As of December 31, 2013, Delphi has entered into derivative instruments to hedge cash flows extending out to January 2016.

As of December 31, 2013, the Company had the following outstanding notional amounts related to commodity and foreign currency forward contracts that were entered into to hedge forecasted exposures:

Commodity	Quantity Hedged	Unit of Measure	Notional Amount (Approximate USD Equivalent)
	(in thousands)		(in millions)
Copper	80,695	pounds	$265
Primary Aluminum	37,263	pounds	30
Secondary Aluminum	21,458	pounds	20

Foreign Currency	Quantity Hedged	Unit of Measure	Notional Amount (Approximate USD Equivalent)
	(in millions)
Mexican Peso	10,144	MXN	$775
Euro	184	EUR	255
New Turkish Lira	229	TRY	105
Polish Zloty	267	PLN	90
Brazilian Real	188	BRL	80
Hungarian Forint	12,586	HUF	60
Chinese Yuan Renminbi	177	CNY	30
Romanian Leu	99	RON	30
The Company had additional commodity and foreign currency forward contracts that individually amounted to less than $10 million.
The fair value of derivative financial instruments recorded in the consolidated balance sheets as of December 31, 2013 and December 31, 2012 are as follows:

	Asset Derivatives		Liability Derivatives		Net Amounts of Assets and Liabilities Presented in the Balance Sheet
	Balance Sheet Location	December 31, 2013	Balance Sheet Location	December 31, 2013	December 31, 2013
	(in millions)
Designated derivatives instruments:
Commodity derivatives	Other Current Assets	$2	Accrued Liabilities	$9
Foreign currency derivatives*	Other Current Assets	16	Other Current Assets	3	13
Foreign currency derivatives*	Accrued Liabilities	3	Accrued Liabilities	10	(7)
Commodity derivatives	Other Long-Term Assets	1	Other Long-Term Liabilities	2
Foreign currency derivatives*	Other Long-Term Assets	5	Other Long-Term Assets	1	4
Foreign currency derivatives*	Other Long-Term Liabilities	2	Other Long-Term Liabilities	6	(4)
Total		$29		$31
Derivatives not designated:
Foreign currency derivatives	Other Current Assets	$3	Other Current Assets	3	—
Total		$3		$3

	Asset Derivatives		Liability Derivatives		Net Amounts of Assets and Liabilities Presented in the Balance Sheet
	Balance Sheet Location	December 31, 2012	Balance Sheet Location	December 31, 2012	December 31, 2012
	(in millions)
Designated derivatives instruments:
Commodity derivatives	Other Current Assets	$2	Accrued Liabilities	$7
Foreign currency derivatives*	Other Current Assets	24	Other Current Assets	5	19
Foreign currency derivatives*	Accrued Liabilities	—	Accrued Liabilities	5	(5)
Commodity derivatives	Other Long-Term Assets	1	Other Long-Term Liabilities	1
Foreign currency derivatives*	Other Long-Term Assets	7	Other Long-Term Assets	2	5
Total		$34		$20
Derivatives not designated:
None
 * Derivative instruments within this category are subject to master netting arrangements and are presented on a net basis in the consolidated balance sheets in accordance with accounting guidance related to the offsetting of amounts related to certain contracts.
The fair value of Delphi’s derivative financial instruments was in a net liability position as of December 31, 2013 and a net asset position as of December 31, 2012. The change from a net asset as of December 31, 2012 to a net liability position at December 31, 2013 is primarily due to unfavorable movements in the forward rates of certain foreign currencies and commodities.
The pre-tax effect of derivative financial instruments in the consolidated statement of operations and consolidated statement of comprehensive income for the year ended December 31, 2013 is as follows:

Year Ended December 31, 2013	(Loss) Gain Recognized in OCI (Effective Portion)	(Loss) Gain Reclassified from OCI into Income (Effective Portion)	Gain Recognized in Income (Ineffective Portion Excluded from Effectiveness Testing)
	(in millions)
Designated derivatives instruments:
Commodity derivatives	$(25)	$(22)	$—
Foreign currency derivatives	11	25	—
Total	$(14)	$3	$—

Gain Recognized in Income
Derivatives not designated:
Commodity derivatives	$—
Foreign currency derivatives	1
Total	$1

The pre-tax effect of derivative financial instruments in the consolidated statement of operations and consolidated statement of comprehensive income for the year ended December 31, 2012 is as follows:

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
The gain or loss reclassified from OCI into income for the effective portion of designated derivative instruments and the gain or loss recognized in income for the ineffective portion of designated derivative instruments excluded from effectiveness testing were recorded to cost of sales in the consolidated statements of operations for the years ended December 31, 2013 and 2012. The gain or loss recognized in income for non-designated derivative instruments was recorded in other income, net and cost of goods sold for the years ended December 31, 2013 and 2012.
Gains and losses on derivatives qualifying as cash flow hedges are recorded in OCI, to the extent that hedges are effective, until the underlying transactions are recognized in earnings. Unrealized amounts in accumulated OCI will fluctuate based on changes in the fair value of hedge derivative contracts at each reporting period. Losses included in accumulated OCI as of December 31, 2013 were $4 million ($2 million net of tax). Of this income, approximately $1 million is expected to be included in cost of sales within the next 12 months, $2 million is expected to be included in other income within the next 12 months and $1 million is expected to be included in cost of sales in subsequent periods. Cash flow hedges are discontinued when Delphi determines it is no longer probable that the originally forecasted transactions will occur. The amount included in cost of sales related to hedge ineffectiveness was approximately $0 million and $1 million for the years ended December 31, 2013 and 2012, respectively.
As more fully disclosed in Note 20. Acquisitions and Divestitures, Delphi completed the acquisition of MVL on October 26, 2012. In conjunction with that transaction, in June 2012, the Company entered into option contracts with notional amounts totaling €250 million to hedge portions of the currency risk associated with the cash payment for the planned acquisition at a cost of $9 million. Pursuant to the requirements of ASC 815, Derivatives and Hedging, the options are unable to qualify as hedges for accounting purposes, and therefore, changes in the fair value of the options are recognized in other income (expense), net. The options were sold in October 2012 in conjunction with the closing of the transaction. In the year ended December 31, 2012, the change in fair value resulted in a $3 million loss.

18. FAIR VALUE OF FINANCIAL INSTRUMENTS
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
As of December 31, 2013 and December 31, 2012, Delphi was in a net derivative liability position of $2 million and net derivative asset position of $14 million, respectively, and no significant adjustments were recorded for nonperformance risk based on the application of peer companies’ CDS rates and because Delphi’s exposures were to counterparties with investment grade credit ratings.
As of December 31, 2013 and December 31, 2012, Delphi had the following assets measured at fair value on a recurring basis:

	Total	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
	(in millions)
As of December 31, 2013
Commodity derivatives	$3	$—	$3	$—
Foreign currency derivatives	17	—	17	—
Total	$20	$—	$20	$—
As of December 31, 2012:
Commodity derivatives	$3	$—	$3	$—
Foreign currency derivatives	24	—	24	—
Total	$27	$—	$27	$—
As of December 31, 2013 and December 31, 2012, Delphi had the following liabilities measured at fair value on a recurring basis:

	Total	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
	(in millions)
As of December 31, 2013
Commodity derivatives	$11	$—	$11	$—
Foreign currency derivatives	11	—	11	—
Total	$22	$—	$22	$—
As of December 31, 2012:
Commodity derivatives	$8	$—	$8	$—
Foreign currency derivatives	5	—	5	—
Total	$13	$—	$13	$—
Financial Instruments
Delphi’s non-derivative financial instruments include debt, which consists of its accounts receivable factoring arrangements, capital leases and other debt issued by Delphi’s foreign subsidiaries, the Tranche A Term Loan, the Tranche B Term Loan, the New Senior Notes and the 2013 Senior Notes. The fair value of debt is based on quoted market prices for instruments with public market data or the current book value for instruments without a quoted public market price (Level 2). As of December 31, 2013 and December 31, 2012, the total of debt was recorded at $2,412 million and $2,464 million, respectively, and had estimated fair values of $2,519 million and $2,557 million, respectively. For all other financial instruments recorded at December 31, 2013 and December 31, 2012, fair value approximates book value.

Fair Value Measurements on a Nonrecurring Basis
In addition to items that are measured at fair value on a recurring basis, Delphi also has items in its balance sheet that are measured at fair value on a nonrecurring basis. As these items are not measured at fair value on a recurring basis, they are not included in the tables above. Nonfinancial assets and liabilities that are measured at fair value on a nonrecurring basis include long-lived assets, intangible assets, asset retirement obligations, share-based compensation and liabilities for exit or disposal activities measured at fair value upon initial recognition. No significant impairment charges were recorded during the year ended December 31, 2013. Delphi recognized non-cash asset impairment charges of $15 million in cost of sales during the year ended December 31, 2012. Fair value of long-lived assets is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved and a review of appraisals. As such, Delphi has determined that the fair value measurements of long-lived assets fall in Level 3 of the fair value hierarchy.

19. OTHER INCOME, NET
Other income, net included:

	Year Ended December 31,
	2013	2012	2011
	(in millions)
Interest income	$14	$17	$31
Costs associated with initial public offering	—	—	(44)
Impairment - investment in available-for-sale security	—	—	(6)
Loss on extinguishment of debt	(39)	(1)	(16)
Costs associated with MVL acquisition	—	(13)	—
Other, net	7	2	20
Other (expense) income, net	$(18)	$5	$(15)
As further discussed in Note 11. Debt, during the year ended December 31, 2013, Delphi amended its Credit Agreement and repaid the entire balance of the Tranche B Term Loan from the Original Credit Agreement, resulting in a loss on extinguishment of debt of $39 million.
During the year ended December 31, 2012, Delphi incurred approximately $13 million in transaction costs related to the acquisition of MVL that was completed in October 2012.
During the year ended December 31, 2011, Delphi incurred approximately $44 million in transaction costs related to our initial public offering completed in November 2011. As further discussed in Note 11. Debt, Delphi paid $47 million and $177 million of the Tranche A Term Loan and Tranche B Term Loan, respectively, and paid $57 million to extinguish senior unsecured five-year notes and recognized a loss on extinguishment of debt of $16 million during the year ended December 31, 2011.

20. ACQUISITIONS AND DIVESTITURES
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
Other
In November 2013, Delphi executed an asset purchase agreement to acquire certain assets, consisting primarily of machinery and equipment at fair value, from Delphi Packard Electric Systems Co., Ltd., a majority-owned joint venture, for approximately $174 million. Delphi previously had effective control of the joint venture and consolidated its results. The acquisition was accounted for as a common control transaction at carrying amounts, with the excess of the consideration paid over the carrying value of the assets acquired attributable to the non-controlling interest of the joint venture recorded as a decrease in the additional paid-in capital of the Company.

During the year ended December 31, 2013, Delphi sold a European manufacturing facility that was closed as a result of its overall restructuring program, and received proceeds of approximately $20 million and recognized a gain on the disposal of approximately $11 million in cost of sales.

21. SHARE-BASED COMPENSATION
Long Term Incentive Plan
In November 2011, the PLC LTIP was established, which allowed for the grant of awards of up to 22,977,116 ordinary shares for long-term compensation. The PLC LTIP is designed to align the interests of management and shareholders. The awards can be in the form of shares, options, stock appreciation rights, restricted stock, RSUs, performance awards, and other share-based awards to the employees, directors, consultants and advisors of the Company. In 2012 and 2013, the Company awarded annual long-term grants of RSUs under the PLC LTIP to align management compensation with Delphi's overall business strategy. The Company has competitive and market appropriate share holding requirements. All of the RSUs granted under the PLC LTIP are eligible to receive dividend equivalents for any dividend paid from the grant date through the vesting date. Dividend equivalents are generally paid out in ordinary shares upon vesting of the underlying RSUs.
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

(1)
Average return on net assets is measured by tax-affected operating income divided by average net working capital plus average net property, plant and equipment for each calendar year during the respective performance period.

(2)	Cumulative earnings per share is measured by net income attributable to Delphi divided by the weighted average number of diluted shares outstanding for the respective three-year performance period.

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
A summary of activity, including award grants, vesting and forfeitures is provided below:

	RSUs	Weighted Average Grant Date Fair Value
	(in thousands)
Outstanding, January 1, 2012	51	19.90
Granted	1,953	31.08
Vested	(51)	19.90
Forfeited	(54)	30.81
Outstanding, December 31, 2012	1,899	31.09
Granted	1,526	41.72
Vested	(285)	29.26
Forfeited	(222)	34.55
Outstanding, December 31, 2013	2,918	36.55
Delphi recognized compensation expense of $46 million ($35 million, net of tax) and $20 million ($15 million, net of tax) based on the Company’s best estimate of ultimate performance against the respective targets during the years ended December 31, 2013 and 2012, respectively. Delphi will continue to recognize compensation expense, based on the grant date fair value of the awards applied to the Company’s best estimate of ultimate performance against the respective targets, over the requisite vesting periods of the awards. Based on the grant date fair value of the awards and the Company’s best estimate of ultimate performance against the respective targets as of December 31, 2013, unrecognized compensation expense on a pretax basis of approximately $62 million is anticipated to be recognized over a weighted average period of approximately 1.75 years. For the years ended December 31, 2013 and 2012, respectively, approximately $3 million and $0 million of cash was paid and reflected as a financing activity in the statements of cash flows related to the minimum statutory tax withholding for vested RSUs.
2010 Board of Managers Equity Award
In June 2010, the 2010 Board of Managers Class E-1 Interest Incentive Plan (the “Plan”) was authorized in order to attract and reward board members and to promote the creation of long-term value for interest holders of Delphi. On June 30, 2010, 24,000 restricted interests of a newly created class of membership interests, Class E-1 membership interests, were issued to board members. The restricted interests were initially subject to continued service through applicable vesting dates through November 1, 2012. However, in conjunction with the completion of the initial public offering in November 2011, these interests were exchanged for 1,938,249 ordinary shares of Delphi Automotive PLC.
At the time of issuance, the fair market value of the Class E-1 membership interests was estimated to be $19 million, based on a contemporaneous valuation performed by an independent valuation specialist, utilizing generally accepted valuation approaches. Beginning in the third quarter of 2010, Delphi recognized compensation cost on a straight-line basis. Compensation expense recognized during the year ended December 31, 2011 totaled $14 million, net of taxes of $0 million. There were no cash flow impacts for the year ended December 31, 2011.
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
Approximately $200 million of the VCP awards were settled in cash during the year ended December 31, 2012 and approximately $31 million (including $11 million of taxes to be paid) that remained in accrued liabilities as of December 31, 2012 related to certain legal entities was paid out in the first quarter of 2013. Final settlement of the awards for Delphi's officers was comprised of a combination of cash and ordinary shares. On December 31, 2012, 717,230 ordinary shares were issued to Delphi's officers, of which 290,798 ordinary shares were withheld to cover U.S. withholding taxes. For the years ended December 31, 2013 and 2012, respectively, approximately $11 million and $0 million of cash was paid and reflected as a financing activity in the statements of cash flows related to the minimum statutory tax withholding for the vested ordinary shares. Delphi recognized compensation expense based on estimates of the enterprise value over the requisite vesting periods of the awards. Compensation expense recognized during the years ended December 31, 2013, 2012, and 2011 totaled $0 million ($0 million, net of tax), $140 million ($112 million, net of tax), and $76 million ($61 million, net of tax), respectively.
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

22. SUPPLEMENTAL GUARANTOR AND NON-GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
Basis of Presentation
In May 2011, Delphi Corporation issued the 2011 Senior Notes in a transaction exempt from registration under Rule 144A and Regulation S of the Securities Act. The 2011 Senior Notes were exchanged for the New Senior Notes in an exchange offer completed in May 2012. Additionally, in February 2013, Delphi Corporation issued the 2013 Senior Notes registered under the Securities Act. All series of the Company's outstanding senior notes have been issued by Delphi Corporation (“Subsidiary Issuer”) and are fully and unconditionally guaranteed by certain of its direct and indirect parent companies the (“Parent Companies”) and by certain of Delphi Automotive PLC’s direct and indirect subsidiaries which are directly or indirectly 100% owned by the Company (the “Guarantor Subsidiaries”), on a joint and several basis, subject to customary release provisions (other than in the case of Delphi Automotive PLC). Subsidiaries not subject to the guarantee (“Non-Guarantor Subsidiaries”) consist primarily of the non-U.S. subsidiaries of the Company. Refer to Note 11. Debt for more information.

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
Statement of Operations Year Ended December 31, 2013

	Parent Companies	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Net sales	$—	$—	$5,446	$12,355	$(1,338)	$16,463
Operating expenses:
Cost of sales	—	—	4,725	10,204	(1,362)	13,567
Selling, general and administrative	87	—	202	673	1	963
Amortization	—	—	54	50	—	104
Restructuring	—	—	16	129	—	145
Total operating expenses	87	—	4,997	11,056	(1,361)	14,779
Operating (loss) income	(87)	—	449	1,299	23	1,684
Interest expense	(51)	(194)	(63)	(12)	177	(143)
Other income (expense), net	66	25	1	67	(177)	(18)
(Loss) income before income taxes and equity income	(72)	(169)	387	1,354	23	1,523
Income tax (expense) benefit	(5)	62	(101)	(206)	(6)	(256)
(Loss) income before equity income	(77)	(107)	286	1,148	17	1,267
Equity in net income of affiliates	—	—	—	34	—	34
Equity in net income (loss) of subsidiaries	1,289	326	—	—	(1,615)	—
Net income (loss)	1,212	219	286	1,182	(1,598)	1,301
Net income attributable to noncontrolling interest	—	—	—	89	—	89
Net income (loss) attributable to Delphi	$1,212	$219	$286	$1,093	$(1,598)	$1,212

Statement of Operations Year Ended December 31, 2012

	Parent Companies	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Net sales	$—	$—	$5,482	$11,467	$(1,430)	$15,519
Operating expenses:
Cost of sales	—	—	4,688	9,632	(1,459)	12,861
Selling, general and administrative	222	—	124	583	(2)	927
Amortization	—	—	54	30	—	84
Restructuring	—	—	16	155	—	171
Total operating expenses	222	—	4,882	10,400	(1,461)	14,043
Operating (loss) income	(222)	—	600	1,067	31	1,476
Interest expense	(72)	(180)	(54)	(14)	184	(136)
Other income (expense), net	58	97	(1)	35	(184)	5
(Loss) income before income taxes and equity income	(236)	(83)	545	1,088	31	1,345
Income tax (expense) benefit	(3)	31	(140)	(94)	(6)	(212)
(Loss) income before equity income	(239)	(52)	405	994	25	1,133
Equity in net income of affiliates	—	—	—	27	—	27
Equity in net income (loss) of subsidiaries	1,316	409	—	—	(1,725)	—
Net income (loss)	1,077	357	405	1,021	(1,700)	1,160
Net income attributable to noncontrolling interest	—	—	—	83	—	83
Net income (loss) attributable to Delphi	$1,077	$357	$405	$938	$(1,700)	$1,077

Statement of Operations Year Ended December 31, 2011

	Parent Companies	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Net sales	$—	$—	$5,292	$12,225	$(1,476)	$16,041
Operating expenses:
Cost of sales	—	—	4,754	10,124	(1,492)	13,386
Selling, general and administrative	118	—	272	511	—	901
Amortization	—	—	53	26	—	79
Restructuring	—	—	3	28	—	31
Total operating expenses	118	—	5,082	10,689	(1,492)	14,397
Operating (loss) income	(118)	—	210	1,536	16	1,644
Interest expense	(37)	(101)	(1)	(26)	42	(123)
Other (expense) income, net	(38)	27	3	36	(43)	(15)
(Loss) income before income taxes and equity income	(193)	(74)	212	1,546	15	1,506
Income tax benefit (expense)	3	27	(91)	(238)	(6)	(305)
(Loss) income before equity income	(190)	(47)	121	1,308	9	1,201
Equity in net income of affiliates	—	—	—	22	—	22
Equity in net income (loss) of subsidiaries	1,335	121	—	—	(1,456)	—
Net income (loss)	1,145	74	121	1,330	(1,447)	1,223
Net income attributable to noncontrolling interest	—	—	—	78	—	78
Net income (loss) attributable to Delphi	$1,145	$74	$121	$1,252	$(1,447)	$1,145

Statement of Comprehensive Income Year Ended December 31, 2013

	Parent Companies	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Net income (loss)	$1,212	$219	$286	$1,182	$(1,598)	$1,301
Other comprehensive (loss) income:
Currency translation adjustments	—	—	—	49	—	49
Net change in unrecognized (loss) gain on derivative instruments, net of tax	—	—	(18)	6	—	(12)
Employee benefit plans adjustment, net of tax	—	—	5	(38)	—	(33)
Other comprehensive (loss) income	—	—	(13)	17	—	4
Equity in other comprehensive (loss) income of subsidiaries	—	(13)	—	—	13	—
Comprehensive income (loss)	1,212	206	273	1,199	(1,585)	1,305
Comprehensive income attributable to noncontrolling interests	—	—	—	93	—	93
Comprehensive income (loss) attributable to Delphi	$1,212	$206	$273	$1,106	$(1,585)	$1,212

Statement of Comprehensive Income Year Ended December 31, 2012

	Parent Companies	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Net income (loss)	$1,077	$357	$405	$1,021	$(1,700)	$1,160
Other comprehensive income (loss):
Currency translation adjustments	—	—	—	60	—	60
Net change in unrecognized gain on derivative instruments, net of tax	—	—	58	1	—	59
Employee benefit plans adjustment, net of tax	—	—	(4)	(167)	—	(171)
Other comprehensive income (loss)	—	—	54	(106)	—	(52)
Equity in other comprehensive (loss) income of subsidiaries	(54)	54	—	—	—	—
Comprehensive income (loss)	1,023	411	459	915	(1,700)	1,108
Comprehensive income attributable to noncontrolling interests	—	—	—	85	—	85
Comprehensive income (loss) attributable to Delphi	$1,023	$411	$459	$830	$(1,700)	$1,023

Statement of Comprehensive Income Year Ended December 31, 2011

	Parent Companies	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Net income (loss)	$1,145	$74	$121	$1,330	$(1,447)	$1,223
Other comprehensive (loss) income:
Currency translation adjustments	—	—	—	(94)	—	(94)
Net change in unrecognized loss on derivative instruments, net of tax	—	—	(98)	—	—	(98)
Employee benefit plans adjustment, net of tax	—	—	(4)	(73)	—	(77)
Other comprehensive loss	—	—	(102)	(167)	—	(269)
Equity in other comprehensive (loss) income of subsidiaries	(274)	(102)	—	—	376	—
Comprehensive income (loss)	871	(28)	19	1,163	(1,071)	954
Comprehensive income attributable to noncontrolling interests	—	—	—	83	—	83
Comprehensive income (loss) attributable to Delphi	$871	$(28)	$19	$1,080	$(1,071)	$871

Balance Sheet as of December 31, 2013

	Parent Companies	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$7	$—	$295	$1,087	$—	$1,389
Restricted cash	—	—	—	4	—	4
Accounts receivable, net	—	—	673	1,989	—	2,662
Inventories	—	—	332	770	(9)	1,093
Other current assets	1	10	147	453	(7)	604
Total current assets	8	10	1,447	4,303	(16)	5,752
Long-term assets:
Property, net	—	—	670	2,546	—	3,216
Investments in affiliates	—	—	—	234	—	234
Investments in subsidiaries	5,181	1,130	—	—	(6,311)	—
Intangible assets, net	—	—	343	876	—	1,219
Other long-term assets	—	43	40	541	2	626
Total long-term assets	5,181	1,173	1,053	4,197	(6,309)	5,295
Total assets	$5,189	$1,183	$2,500	$8,500	$(6,325)	$11,047
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$—	$25	$23	$13	$—	$61
Accounts payable	—	—	651	1,944	—	2,595
Accrued liabilities	—	23	196	1,026	(7)	1,238
Total current liabilities	—	48	870	2,983	(7)	3,894
Long-term liabilities:
Long-term debt	—	2,339	1	11	—	2,351
Intercompany accounts, net	2,278	(1,236)	685	(1,727)	—	—
Pension benefit obligations	—	—	61	898	—	959
Other long-term liabilities	—	—	178	231	—	409
Total long-term liabilities	2,278	1,103	925	(587)	—	3,719
Total liabilities	2,278	1,151	1,795	2,396	(7)	7,613
Total Delphi shareholders’ equity	2,911	32	705	5,581	(6,318)	2,911
Noncontrolling interest	—	—	—	523	—	523
Total shareholders’ equity	2,911	32	705	6,104	(6,318)	3,434
Total liabilities and shareholders’ equity	$5,189	$1,183	$2,500	$8,500	$(6,325)	$11,047

Balance Sheet as of December 31, 2012

	Parent Companies	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$2	$—	$118	$985	$—	$1,105
Restricted cash	—	—	—	8	—	8
Accounts receivable, net	—	—	641	1,784	—	2,425
Inventories	—	—	308	764	(6)	1,066
Other current assets	—	17	141	465	—	623
Total current assets	2	17	1,208	4,006	(6)	5,227
Long-term assets:
Property, net	—	—	592	2,268	—	2,860
Investments in affiliates	—	—	—	231	—	231
Investments in subsidiaries	3,987	1,663	—	—	(5,650)	—
Intangible assets, net	—	—	390	886	—	1,276
Other long-term assets	—	55	44	481	2	582
Total long-term assets	3,987	1,718	1,026	3,866	(5,648)	4,949
Total assets	$3,989	$1,735	$2,234	$7,872	$(5,654)	$10,176
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$—	$31	$23	$86	$—	$140
Accounts payable	—	—	578	1,700	—	2,278
Accrued liabilities	—	10	221	1,010	—	1,241
Total current liabilities	—	41	822	2,796	—	3,659
Long-term liabilities:
Long-term debt	—	2,308	2	14	—	2,324
Intercompany accounts, net	1,644	(537)	755	(1,862)	—	—
Pension benefit obligations	—	—	73	856	—	929
Other long-term liabilities	—	—	192	242	—	434
Total long-term liabilities	1,644	1,771	1,022	(750)	—	3,687
Total liabilities	1,644	1,812	1,844	2,046	—	7,346
Total Delphi shareholders’ equity	2,345	(77)	390	5,341	(5,654)	2,345
Noncontrolling interest	—	—	—	485	—	485
Total shareholders’ equity	2,345	(77)	390	5,826	(5,654)	2,830
Total liabilities and shareholders’ equity	$3,989	$1,735	$2,234	$7,872	$(5,654)	$10,176

Statement of Cash Flows for the Year Ended December 31, 2013

	Parent Companies	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Net cash (used in) provided by operating activities	$(153)	$—	$253	$1,650	$—	$1,750
Cash flows from investing activities:
Capital expenditures	—	—	(181)	(501)	—	(682)
Proceeds from sale of property/investments	—	—	3	30	—	33
Cost of business and technology acquisitions, net of cash acquired	—	—	—	(10)	—	(10)
Decrease in restricted cash	—	—	—	4	—	4
Net cash used in investing activities	—	—	(178)	(477)	—	(655)
Cash flows from financing activities:
Net repayments under other short-term debt agreements	—	—	—	(80)	—	(80)
Repayments under long-term debt agreements	—	(1,353)	—	—	—	(1,353)
Proceeds from issuance of senior secured term loans, net of issuance costs	—	560	—	—	—	560
Proceeds from issuance of senior notes, net of issuance costs	—	788	—	—	—	788
Dividend payments of consolidated affiliates to minority shareholders	—	—	—	(55)	—	(55)
Intercompany dividends and net increase (decrease) in intercompany obligations	826	5	115	(946)	—	—
Repurchase of ordinary shares	(457)	—	—	—	—	(457)
Distribution of cash dividends	(211)	—	—	—	—	(211)
Taxes withheld and paid on employees' restricted share awards	—	—	(13)	(1)	—	(14)
Net cash provided by (used in) financing activities	158	—	102	(1,082)	—	(822)
Effect of exchange rate fluctuations on cash and cash equivalents	—	—	—	11	—	11
Increase in cash and cash equivalents	5	—	177	102	—	284
Cash and cash equivalents at beginning of year	2	—	118	985	—	1,105
Cash and cash equivalents at end of year	$7	$—	$295	$1,087	$—	$1,389

Statement of Cash Flows for the Year Ended December 31, 2012

	Parent Companies	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Net cash (used in) provided by operating activities	$(22)	$—	$384	$1,116	$—	$1,478
Cash flows from investing activities:
Capital expenditures	—	—	(197)	(508)	—	(705)
Proceeds from sale of property/investments	—	—	2	18	—	20
Cost of acquisitions, net of cash acquired	—	—	—	(980)	—	(980)
Decrease in restricted cash	—	—	—	1	—	1
Loans to related parties	—	—	—	14	—	14
Acquisition of minority held shares	—	—	—	(16)	—	(16)
Dividends from equity method investments in excess of earnings	—	—	—	37	—	37
Other, net	—	—	—	(2)	—	(2)
Net cash (used in) provided by investing activities	—	—	(195)	(1,436)	—	(1,631)
Cash flows from financing activities:
Net repayments under other short-term debt agreements	—	—	—	(8)	—	(8)
Proceeds from issuance of senior secured term loans, net of issuance costs	—	358	—	—	—	358
Repayments of senior secured term loans	—	(5)	—	—	—	(5)
Dividend payments of consolidated affiliates to minority shareholders	—	—	—	(47)	—	(47)
Intercompany dividends and net increase (decrease) in intercompany obligations	374	(353)	(257)	236	—	—
Repurchase of ordinary shares	(403)	—	—	—	—	(403)
Net cash (used in) provided by financing activities	(29)	—	(257)	181	—	(105)
Effect of exchange rate fluctuations on cash and cash equivalents	—	—	—	—	—	—
Decrease in cash and cash equivalents	(51)	—	(68)	(139)	—	(258)
Cash and cash equivalents at beginning of year	53	—	186	1,124	—	1,363
Cash and cash equivalents at end of year	$2	$—	$118	$985	$—	$1,105

Statement of Cash Flows for the Year Ended December 31, 2011

	Parent Companies	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Net cash (used in) provided by operating activities	$(255)	$17	$269	$1,346	$—	$1,377
Cash flows from investing activities:
Capital expenditures	—	—	(161)	(469)	—	(630)
Maturity of time deposits	—	—	550	—	—	550
Proceeds from sale of property/investments	—	—	12	60	—	72
Cost of acquisitions, net of cash acquired	—	—	—	(17)	—	(17)
Decrease in restricted cash	—	—	25	13	—	38
Loans of related parties	—	—	—	(14)	—	(14)
Other, net	—	—	(4)	(5)	—	(9)
Net cash provided by (used in) investing activities	—	—	422	(432)	—	(10)
Cash flows from financing activities:
Net borrowings (repayments) under other short-term debt agreements	—	4	(1)	(128)	—	(125)
Proceeds from issuance of senior secured term loans, net of issuance costs	—	2,385	—	—	—	2,385
Repayments of senior secured term loans	—	(1,490)	—	—	—	(1,490)
Proceeds from issuance of senior notes, net of issuance costs	—	976	—	—	—	976
Repayment of senior unsecured five-year notes	—	—	—	(57)	—	(57)
Dividend payments of consolidated affiliates to minority shareholders	—	—	—	(43)	—	(43)
Intercompany dividends and net increase (decrease) in intercompany obligations	5,142	(1,892)	(2,514)	(736)	—	—
Distribution to Delphi equity holders	(93)	—	—	—	—	(93)
Redemption of membership interests	(4,747)	—	—	—	—	(4,747)
Net cash provided by (used in) financing activities	302	(17)	(2,515)	(964)	—	(3,194)
Effect of exchange rate fluctuations on cash and cash equivalents	—	—	—	(29)	—	(29)
Increase (decrease) in cash and cash equivalents	47	—	(1,824)	(79)	—	(1,856)
Cash and cash equivalents at beginning of year	6	—	2,010	1,203	—	3,219
Cash and cash equivalents at end of year	$53	$—	$186	$1,124	$—	$1,363

23. SEGMENT REPORTING
Delphi operates its core business along the following operating segments, which are grouped on the basis of similar product, market and operating factors:

•	Electrical/Electronic Architecture, which includes complete electrical architecture and component products.

•
Powertrain Systems, which includes extensive systems integration expertise in gasoline, diesel and fuel handling and full end-to-end systems including fuel injection, combustion, electronics controls, exhaust handling, test and validation capabilities, aftermarket, and original equipment service.

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
Included below are sales and operating data for Delphi’s segments for the years ended December 31, 2013, 2012 and 2011, as well as balance sheet data as of December 31, 2013 and 2012.

	Electrical/ Electronic Architecture	Powertrain Systems	Electronics and Safety	Thermal Systems	Eliminations and Other (1)	Total
	(in millions)
For the Year Ended December 31, 2013:
Net sales	$7,972	$4,424	$2,830	$1,468	$(231)	$16,463
EBITDA	$1,194	$619	$340	$71	$—	$2,224
Adjusted EBITDA	$1,237	$671	$396	$80	$—	$2,384
Depreciation and amortization	$236	$188	$73	$43	$—	$540
Operating income (2)	$958	$431	$267	$28	$—	$1,684
Equity income (loss)	$15	$4	$—	$18	$(3)	$34
Net income attributable to noncontrolling interest	$40	$31	$—	$18	$—	$89

	Electrical/ Electronic Architecture	Powertrain Systems	Electronics and Safety	Thermal Systems	Eliminations and Other (1)	Total
	(in millions)
For the Year Ended December 31, 2012:
Net sales	$6,815	$4,656	$2,732	$1,541	$(225)	$15,519
EBITDA	$887	$698	$274	$103	$—	$1,962
Adjusted EBITDA	$945	$723	$363	$111	$—	$2,142
Depreciation and amortization	$164	$182	$97	$43	$—	$486
Operating income (3)	$723	$516	$177	$60	$—	$1,476
Equity income (loss)	$13	$1	$3	$11	$(1)	$27
Net income attributable to noncontrolling interest	$37	$31	$—	$15	$—	$83

	Electrical/ Electronic Architecture	Powertrain Systems	Electronics and Safety	Thermal Systems	Eliminations and Other (1)	Total
	(in millions)
For the Year Ended December 31, 2011:
Net sales	$6,642	$4,970	$2,931	$1,755	$(257)	$16,041
EBITDA	$868	$710	$369	$172	$—	$2,119
Adjusted EBITDA	$880	$722	$374	$174	$—	$2,150
Depreciation and amortization	$131	$195	$105	$44	$—	$475
Operating income (4)	$737	$515	$264	$128	$—	$1,644
Equity income (loss)	$20	$3	$1	$6	$(8)	$22
Net income attributable to noncontrolling interest	$33	$33	$—	$12	$—	$78

(1)	Eliminations and Other includes the elimination of inter-segment transactions.

(2)
Includes charges recorded in 2013 related to costs associated with employee termination benefits and other exit costs of $28 million for Electrical/Electronic Architecture, $52 million for Powertrain Systems, $56 million for Electronics and Safety and $9 million for Thermal Systems.

(3)
Includes charges recorded in 2012 related to costs associated with employee termination benefits and other exit costs of $49 million for Electrical/Electronic Architecture, $25 million for Powertrain Systems, $89 million for Electronics and Safety and $8 million for Thermal Systems.

(4)
Includes charges recorded in 2011 related to costs associated with employee termination benefits and other exit costs of $12 million for Electrical/Electronic Architecture, $12 million for Powertrain Systems, $5 million for Electronics and Safety and $2 million for Thermal Systems.

	Electrical/ Electronic Architecture	Powertrain Systems	Electronics and Safety	Thermal Systems	Eliminations and Other(1)	Total
	(in millions)
Balance as of:
December 31, 2013
Investment in affiliates	$48	$72	$—	$105	$9	$234
Goodwill	$487	$9	$—	$—	$—	$496
Capital expenditures	$293	$224	$64	$77	$24	$682
Total segment assets	$5,312	$4,128	$2,018	$985	$(1,396)	$11,047
December 31, 2012
Investment in affiliates	$49	$77	$—	$88	$17	$231
Goodwill	$465	$8	$—	$—	$—	$473
Capital expenditures	$238	$304	$66	$63	$34	$705
Total segment assets	$4,758	$3,915	$1,701	$905	$(1,103)	$10,176

(1)
Eliminations and Other includes the elimination of inter-segment transactions. Effective in 2013, Delphi’s management began presenting total segment assets on an updated basis of presentation. As a result, the presentation of the December 31, 2012 total segment assets has been appropriately updated to reflect the current presentation.

The reconciliation of Adjusted EBITDA to EBITDA includes restructuring and other acquisition-related costs. The reconciliation of Adjusted EBITDA to net income attributable to Delphi for the years ended December 31, 2013, 2012 and 2011 are as follows:

	Electrical/ Electronic Architecture	Powertrain Systems	Electronics and Safety	Thermal Systems	Eliminations and Other	Total
	(in millions)
For the Year Ended December 31, 2013:
Adjusted EBITDA	$1,237	$671	$396	$80	$—	$2,384
Restructuring	(28)	(52)	(56)	(9)	—	(145)
Other acquisition-related costs	(15)	—	—	—	—	(15)
EBITDA	$1,194	$619	$340	$71	$—	$2,224
Depreciation and amortization	(236)	(188)	(73)	(43)	—	(540)
Operating income	$958	$431	$267	$28	$—	1,684
Interest expense						(143)
Other (expense), net						(18)
Income before income taxes and equity income						1,523
Income tax expense						(256)
Equity income, net of tax						34
Net income						$1,301
Net income attributable to noncontrolling interest						89
Net income attributable to Delphi						$1,212

	Electrical/ Electronic Architecture	Powertrain Systems	Electronics and Safety	Thermal Systems	Eliminations and Other	Total
	(in millions)
For the Year Ended December 31, 2012:
Adjusted EBITDA	$945	$723	$363	$111	$—	$2,142
Restructuring	(49)	(25)	(89)	(8)	—	(171)
Other acquisition-related costs	(9)	—	—	—	—	(9)
EBITDA	$887	$698	$274	$103	$—	$1,962
Depreciation and amortization	(164)	(182)	(97)	(43)	—	(486)
Operating income	$723	$516	$177	$60	$—	1,476
Interest expense						(136)
Other income, net						5
Income before income taxes and equity income						1,345
Income tax expense						(212)
Equity income, net of tax						27
Net income						$1,160
Net income attributable to noncontrolling interest						83
Net income attributable to Delphi						$1,077

	Electrical/ Electronic Architecture	Powertrain Systems	Electronics and Safety	Thermal Systems	Eliminations and Other	Total
	(in millions)
For the Year Ended December 31, 2011:
Adjusted EBITDA	$880	$722	$374	$174	$—	$2,150
Restructuring	(12)	(12)	(5)	(2)	—	(31)
EBITDA	868	710	369	172	—	2,119
Depreciation and amortization	(131)	(195)	(105)	(44)	—	(475)
Operating income	$737	$515	$264	$128	$—	1,644
Interest expense						(123)
Other income, net						(15)
Income before income taxes and equity income						1,506
Income tax expense						(305)
Equity income, net of tax						22
Net income						$1,223
Net income attributable to noncontrolling interest						78
Net income attributable to Delphi						$1,145
Information concerning principal geographic areas is set forth below. Net sales data reflects the manufacturing location and is for the years ended December 31. Net property data is as of December 31.

	Year ended December 31, 2013		Year ended December 31, 2012		Year ended December 31, 2011
	(in millions)
	Net Sales	Net Property(1)	Net Sales	Net Property(1)	Net Sales	Net Property(1)
United States	$5,300	$668	$5,193	$592	$4,993	$506
Other North America	213	145	151	139	118	129
Europe, Middle East & Africa(2)	6,444	1,592	6,364	1,455	7,264	1,107
China	2,703	526	2,288	389	2,026	314
Other Asia Pacific	838	148	539	135	438	108
South America	965	137	984	150	1,202	151
Total	$16,463	$3,216	$15,519	$2,860	$16,041	$2,315

(1)	Net property data represents property, plant and equipment, net of accumulated depreciation.

(2)
Includes Delphi’s country of domicile, Jersey, and the country of Delphi’s principal executive offices, the United Kingdom. The Company had no sales in Jersey in any period. The Company had net sales of $727 million, $726 million, and $866 million in the United Kingdom for the years ended December 31, 2013, 2012 and 2011, respectively. The Company had net property in the United Kingdom of $229 million, $191 million, and $138 million as of December 31, 2013, 2012 and 2011, respectively.

24. QUARTERLY DATA (UNAUDITED)
The following is a condensed summary of the Company’s unaudited quarterly results of continuing operations for fiscal 2013 and 2012.

	Three months ended
	March 31,	June 30,	September 30,	December 31,	Total
	(in millions, except per share amounts)
2013
Net sales	$4,024	$4,240	$4,017	$4,182	$16,463
Cost of sales	3,339	3,464	3,338	3,426	$13,567
Gross profit	$685	$776	$679	$756	$2,896
Operating income	$397	$483	$387	$417	$1,684
Net income (1)	$298	$389	$293	$321	$1,301
Net income attributable to Delphi	$276	$367	$271	$298	$1,212
Basic net income per share:
Basic net income per share attributable to Delphi (2)	$0.88	$1.18	$0.88	$0.97	$3.90
Weighted average number of basic shares outstanding	314.68	311.93	309.68	307.08	310.82
Diluted net income per share:
Diluted net income per share attributable to Delphi (2)	$0.88	$1.17	$0.87	$0.97	$3.89
Weighted average number of diluted shares outstanding	315.36	312.69	310.62	308.64	311.80

2012
Net sales	$4,092	$3,997	$3,663	$3,767	$15,519
Cost of sales (3)	3,373	3,272	3,058	3,158	$12,861
Gross profit	$719	$725	$605	$609	$2,658
Operating income	$464	$468	$367	$177	$1,476
Net income	$363	$350	$292	$155	$1,160
Net income attributable to Delphi	$342	$330	$269	$136	$1,077
Basic net income per share:
Basic net income per share attributable to Delphi (2)	$1.04	$1.01	$0.84	$0.43	$3.34
Weighted average number of basic shares outstanding	328.24	325.87	320.93	316.80	322.94
Diluted net income per share:
Diluted net income per share attributable to Delphi (2)	$1.04	$1.01	$0.84	$0.43	$3.33
Weighted average number of diluted shares outstanding	328.47	326.14	321.28	317.34	323.29

(1)	In the first quarter of 2013, Delphi recognized a loss on debt extinguishment of $39 million.

(2)	Due to the use of the weighted average shares outstanding for each quarter for computing earnings per share, the sum of the quarterly per share amounts may not equal the per share amount for the year.

(3)
In the fourth quarter of 2012, Delphi recorded restructuring charges totaling $154 million which includes employee-related and other costs. Additionally, Delphi recognized non-cash asset impairment charges of $15 million, recognized in cost of sales.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None

ITEM 9A. CONTROLS AND PROCEDURES
Management’s Report on Internal Control over Financial Reporting
Evaluation of Disclosure Controls and Procedures
Management of the Company, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of December 31, 2013. As defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), disclosure controls and procedures are controls and procedures designed to provide reasonable assurance that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported on a timely basis, and that such information is accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company's disclosure controls and procedures include components of the Company's internal control over financial reporting. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of December 31, 2013.

Management's Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f), for the Company. Under the supervision of the Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of December 31, 2013 based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework.” Based on that evaluation, management has concluded that the Company's internal control over financial reporting was effective as of December 31, 2013.

Ernst & Young LLP has issued an attestation report which is included herein as the Report of Independent Registered Public Accounting Firm under the section headed Financial Statements and Supplementary Data for the year ended December 31, 2013.

Changes in Internal Control over Financial Reporting
Except as noted below, there were no material changes in the Company’s internal controls over financial reporting during the the year ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.
During the year ended December 31, 2013, the Company implemented a global financial consolidations software system, and maintained and monitored appropriate internal controls during the implementation period. The Company believes that its internal control environment has been enhanced as a result of this implementation.
ITEM 9B. OTHER INFORMATION
None

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
The information called for by Item 10, as to compliance with Section 16(a) of the Exchange Act, is incorporated by reference to the Company’s Definitive Proxy Statement to be filed with the SEC pursuant to Regulation 14A in connection with the Company’s 2014 Annual Meeting of Shareholders (the “Proxy Statement”) under the heading “Other Information—Section 16(a) Beneficial Ownership Reporting Compliance.” The information called for by Item 10, as to the audit committee and the audit committee financial expert, is incorporated by reference to the Company’s Proxy Statement under the headings “Board Practices” and “Board Committees.” The information called for by Item 10, as to executive officers, is set forth under Executive Officers of the Registrant in the Supplementary Item in Part I of this Annual Report on Form 10-K. The information called for by Item 10, as to directors, is incorporated by reference to the Company’s Proxy Statement under the headings “Election of Directors” and “Board Practices.”
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

ITEM 11. EXECUTIVE COMPENSATION
The information called for by Item 11 is incorporated by reference to the Company’s Proxy Statement under the headings “Director Compensation,” “Compensation Discussion and Analysis” and “Compensation Committee Report.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information called for by Item 12, as to security ownership of certain beneficial owners, directors and management, is incorporated by reference to the Company’s Proxy Statement under the headings “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Management.”
Information as of December 31, 2013 about the Company’s ordinary shares that may be issued under all of its equity compensation plans is set forth in Part II Item 5 of this Annual Report on Form 10-K.

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
(1) Financial Statements:
(2) Financial Statement Schedule:
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

		Additions
	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Other Activity	Balance at End of Period
	(in millions)
December 31, 2013:
Allowance for doubtful accounts	$65	$7	$(10)	$1	$63
Tax valuation allowance (a)	$502	$125	$(17)	$32	$642
December 31, 2012:
Allowance for doubtful accounts	$70	$22	$(27)	$—	$65
Tax valuation allowance (a)	$472	$32	$(42)	$40	$502
December 31, 2011:
Allowance for doubtful accounts	$64	$25	$(16)	$(3)	$70
Tax valuation allowance (a)	$551	$(1)	$(61)	$(17)	$472

(a)	Additions Charged to Costs and Expenses are primarily related to taxable losses for which the tax benefit has been reserved.

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
4.4
Senior Notes Indenture, dated as of February 14, 2013, among Delphi Corporation, the guarantors named therein, Wilmington Trust, National Association, as Trustee, and Deutsche Bank Trust Company Americas, as Registrar, Paying Agent and Authenticating Agent (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of the Company filed with the SEC on February 14, 2013).

4.5
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

10.2	Form of Delphi Automotive LLP Letter re: Special Bonus for Initial Public Offering or Sale of the Company(3)+
10.3	Delphi LLC Annual Incentive Plan(1)+
10.4	Delphi Corporation Supplemental Executive Retirement Program(1)+
10.5	Delphi Corporation Salaried Retirement Equalization Savings Program(1)+
10.6	Delphi Automotive PLC Long Term Incentive Plan(3)+
10.7	Offer letter for Rodney O’Neal, dated October 2, 2009(1)+
10.8	Offer letter for Kevin M. Butler, dated October 2, 2009(8)+
10.9	Offer letter for Jeffrey J. Owens, dated October 2, 2009(8)+
10.10	Offer letter for James A. Spencer, dated October 2, 2009(1)+
10.11	Offer letter for Kevin P. Clark, dated June 10, 2010(1)+
10.12	Offer letter for Majdi B. Abulaban, dated October 2, 2009*+
10.13	Form of Officer RSU Award Agreement pursuant to Delphi Automotive PLC Long Term Incentive Plan(5)+
10.14	CEO RSU Award Agreement pursuant to Delphi Automotive PLC Long Term Incentive Plan(5)+
10.15	Form of Officer RSU Award Agreement (including Continuity Incentive RSU Award) pursuant to Delphi Automotive PLC Long Term Incentive Plan(5)+
10.16	Form of Non-Employee Director RSU Award Agreement pursuant to Delphi Automotive PLC Long Term Incentive Plan, as amended(6)+
10.17	Second Amended and Restated Delphi Automotive LLP 2010 Management Value Creation Plan(6)+
10.18	Letter Agreement, dated October 29, 2012, between the Company and Kevin P. Clark(7)+
10.19	Form of Officer RSU Award Agreement pursuant to the Delphi Automotive PLC Long Term Incentive Plan(9)+
10.20	Form of CEO RSU Award Agreement pursuant to the Delphi Automotive PLC Long Term Incentive Plan(9)+
10.21	Form of Officer RSU Award Agreement (including Continuity Incentive RSU Award) pursuant to the Delphi Automotive PLC Long Term Incentive Plan(9)+
12.1	Computation of Ratio of Earnings to Fixed Charges*
21.1	Subsidiaries of the Registrant*
23.1	Consent of Ernst & Young LLP*
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer*

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
Exhibit Number	Description
101.INS	XBRL Instance Document#
101.SCH	XBRL Taxonomy Extension Schema Document#
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document#
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document#
101.LAB	XBRL Taxonomy Extension Label Linkbase Document#
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document#
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
(8) Filed with Form 10-K for the year ended December 31, 2012 on February 11, 2013 and incorporated herein by reference.
(9) Filed with Form 10-Q for the period ended March 31, 2013 on May 1, 2013 and incorporated herein by reference.
# Filed electronically with the Report.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DELPHI AUTOMOTIVE PLC

/s/ Kevin P. Clark
By: Kevin P. Clark
Executive Vice President and
Chief Financial Officer
Dated: February 10, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below as of February 10, 2014, by the following persons on behalf of the registrant and in the capacities indicated:

Signature	Title

/s/ Rodney O’Neal	Chief Executive Officer, President & Director (Principal Executive Officer)
Rodney O’Neal

/s/ Kevin P. Clark	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Kevin P. Clark

/s/ Allan J. Brazier	Vice President and Chief Accounting Officer (Principal Accounting Officer)
Allan J. Brazier

/s/ John A. Krol	Chairman of the Board of Directors
John A. Krol

/s/ Gary L. Cowger	Director
Gary L. Cowger

/s/ Nicholas M. Donofrio	Director
Nicholas M. Donofrio

/s/ Mark P. Frissora	Director
Mark P. Frissora

/s/ Rajiv L. Gupta	Director
Rajiv L. Gupta

/s/ J. Randall MacDonald	Director
J. Randall MacDonald

/s/ Sean O. Mahoney	Director
Sean O. Mahoney

/s/ Thomas W. Sidlik	Director
Thomas W. Sidlik

/s/ Bernd Wiedemann	Director
Bernd Wiedemann

/s/ Lawrence A. Zimmerman	Director
Lawrence A. Zimmerman