Form 10-Q
period 2014-03-31
Delphi Automotive PLC
filed 2014-04-24
CIK 1521332

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________________________________________________
FORM 10-Q
__________________________________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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
The number of the registrant’s ordinary shares outstanding, $0.01 par value per share as of April 17, 2014, was 303,664,259.

DELPHI AUTOMOTIVE PLC

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
DELPHI AUTOMOTIVE PLC
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended March 31,
	2014	2013
	(in millions, except per share amounts)
Net sales	$4,276	$4,024
Operating expenses:
Cost of sales	3,508	3,339
Selling, general and administrative	261	230
Amortization	26	26
Restructuring (Note 7)	22	32
Total operating expenses	3,817	3,627
Operating income	459	397
Interest expense	(35)	(36)
Other income (expense), net (Note 16)	(16)	(34)
Income before income taxes and equity income	408	327
Income tax expense	(75)	(37)
Income before equity income	333	290
Equity income, net of tax	8	8
Net income	341	298
Net income attributable to noncontrolling interest	21	22
Net income attributable to Delphi	$320	$276
Basic net income per share:
Basic net income per share attributable to Delphi	$1.05	$0.88
Weighted average number of basic shares outstanding	305.85	314.68
Diluted net income per share:
Diluted net income per share attributable to Delphi	$1.04	$0.88
Weighted average number of diluted shares outstanding	306.89	315.36

Cash dividends declared per share	$0.25	$0.17

See notes to consolidated financial statements.

DELPHI AUTOMOTIVE PLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended March 31,
	2014	2013
	(in millions)
Net income	$341	$298
Other comprehensive (loss) income:
Currency translation adjustments	(14)	(78)
Net change in unrecognized (loss) gain on derivative instruments, net of tax (Note 14)	(33)	6
Employee benefit plans adjustment, net of tax	1	17
Other comprehensive loss	(46)	(55)
Comprehensive income	295	243
Comprehensive income attributable to noncontrolling interests	17	22
Comprehensive income attributable to Delphi	$278	$221

See notes to consolidated financial statements.

DELPHI AUTOMOTIVE PLC
CONSOLIDATED BALANCE SHEETS

	March 31, 2014	December 31,
	(Unaudited)	2013
	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$978	$1,389
Restricted cash	7	4
Accounts receivable, net	3,066	2,662
Inventories (Note 3)	1,235	1,093
Other current assets (Note 4)	594	604
Total current assets	5,880	5,752
Long-term assets:
Property, net	3,251	3,216
Investments in affiliates	229	234
Intangible assets, net (Note 2)	696	723
Goodwill (Note 2)	494	496
Other long-term assets (Note 4)	632	626
Total long-term assets	5,302	5,295
Total assets	$11,182	$11,047
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt (Note 8)	$31	$61
Accounts payable	2,681	2,595
Accrued liabilities (Note 5)	1,218	1,238
Total current liabilities	3,930	3,894
Long-term liabilities:
Long-term debt (Note 8)	2,418	2,351
Pension benefit obligations	958	959
Other long-term liabilities (Note 5)	382	409
Total long-term liabilities	3,758	3,719
Total liabilities	7,688	7,613
Commitments and contingencies (Note 10)
Shareholders’ equity:
Preferred shares, $0.01 par value per share, 50,000,000 shares authorized, none issued and outstanding	—	—
Ordinary shares, $0.01 par value per share, 1,200,000,000 shares authorized, 304,246,927 and 306,389,149 issued and outstanding as of March 31, 2014 and December 31, 2013, respectively	3	3
Additional paid-in-capital	1,693	1,699
Retained earnings	1,544	1,446
Accumulated other comprehensive loss	(279)	(237)
Total Delphi shareholders’ equity	2,961	2,911
Noncontrolling interest	533	523
Total shareholders’ equity	3,494	3,434
Total liabilities and shareholders’ equity	$11,182	$11,047

See notes to consolidated financial statements.

DELPHI AUTOMOTIVE PLC
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
	2014	2013
	(in millions)
Cash flows from operating activities:
Net income	$341	$298
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	119	105
Amortization	26	26
Amortization of deferred debt issuance costs	2	3
Restructuring expense, net of cash paid	(27)	(4)
Deferred income taxes	8	(2)
Pension and other postretirement benefit expenses	22	21
Income from equity method investments, net of dividends received	2	1
Loss on extinguishment of debt	34	39
Gain on sale of assets	2	—
Share-based compensation	14	10
Changes in operating assets and liabilities:
Accounts receivable, net	(404)	(370)
Inventories	(142)	(82)
Other assets	(22)	21
Accounts payable	218	194
Accrued and other long-term liabilities	(53)	(60)
Other, net	20	(32)
Pension contributions	(24)	(19)
Net cash provided by operating activities	136	149
Cash flows from investing activities:
Capital expenditures	(298)	(213)
Proceeds from sale of property / investments	1	2
Cost of business and technology acquisitions, net of cash acquired	—	2
(Increase) Decrease in restricted cash	(3)	4
Net cash used in investing activities	(300)	(205)
Cash flows from financing activities:
Net proceeds (repayments) under other short- and long-term debt agreements	3	(27)
Repayments under long-term debt agreements	(164)	(1,342)
Repayment of senior notes	(526)	—
Proceeds from issuance of senior secured term loans, net of issuance costs	—	560
Proceeds from issuance of senior notes, net of issuance costs	691	790
Dividend payments of consolidated affiliates to minority shareholders	(7)	(8)
Repurchase of ordinary shares	(153)	(122)
Distribution of cash dividends	(77)	(53)
Taxes withheld and paid on employees' restricted share awards	(8)	(14)
Net cash used in financing activities	(241)	(216)
Effect of exchange rate fluctuations on cash and cash equivalents	(6)	(3)
Decrease in cash and cash equivalents	(411)	(275)
Cash and cash equivalents at beginning of the period	1,389	1,105
Cash and cash equivalents at end of the period	$978	$830
See notes to consolidated financial statements.

DELPHI AUTOMOTIVE PLC
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (Unaudited)

	Ordinary Shares
	Number of Shares	Amount	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Delphi Shareholders’ Equity	Noncontrolling Interest	Total Shareholders’ Equity
	(in millions)
Balance at January 1, 2014	306	$3	$1,699	$1,446	$(237)	$2,911	$523	$3,434
Net income	—	—	—	320	—	320	21	341
Other comprehensive loss	—	—	—	—	(42)	(42)	(4)	(46)
Dividends on ordinary shares	—	—	1	(78)	—	(77)	—	(77)
Dividend payments of consolidated affiliates to minority shareholders	—	—	—	—	—	—	(7)	(7)
Taxes withheld on employees' restricted share award vestings	—	—	(8)	—	—	(8)	—	(8)
Repurchase of ordinary shares	(2)	—	(13)	(144)	—	(157)	—	(157)
Share based compensation	—	—	14	—	—	14	—	14
Balance at March 31, 2014	304	$3	$1,693	$1,544	$(279)	$2,961	$533	$3,494

See notes to consolidated financial statements.

DELPHI AUTOMOTIVE PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. GENERAL
General and basis of presentation—“Delphi,” the “Company”, “we”, “us” and “our” refer to Delphi Automotive PLC, a public limited company which was formed under the laws of Jersey on May 19, 2011, together with its subsidiaries, including Delphi Automotive LLP, a limited liability partnership incorporated under the laws of England and Wales which was formed on August 19, 2009 for the purpose of acquiring certain assets of the former Delphi Corporation ("the Acquisition"), and became a subsidiary of Delphi Automotive PLC in connection with the completion of the Company’s initial public offering on November 22, 2011. The former Delphi Corporation (now known as DPH Holdings Corp. (“DPHH”)) and, as the context may require, its subsidiaries and affiliates, are referred to herein as the “Predecessor.” The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The consolidated financial statements and notes thereto included in this report should be read in conjunction with Delphi's 2013 Annual Report on Form 10-K.
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
During the three months ended March 31, 2014, Delphi received a dividend of $10 million from one of its equity method investments. During the three months ended March 31, 2013, Delphi received a dividend of $9 million from one of its equity method investments. The dividends were recognized as a reduction to the investment and represented a return on investment included in cash flows from operating activities.
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
Intangible Assets—Intangible assets were $696 million and $723 million as of March 31, 2014 and December 31, 2013, respectively. Delphi amortizes definite-lived intangible assets over their estimated useful lives. Delphi has definite-lived intangible assets related to patents and developed technology, customer relationships, trade names and in-process research and development. Delphi does not amortize indefinite-lived in-process research and development, but tests for impairment annually, or more frequently when indicators of potential impairment exist. Costs to renew or extend the term of acquired intangible assets are recognized as expense as incurred. Amortization expense was $26 million for the three months ended March 31, 2014 and $26 million for the three months ended March 31, 2013.
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
The impairment test involves first qualitatively assessing goodwill for impairment. If the qualitative assessment is not met the Company then performs a quantitative assessment by first comparing the fair value of each reporting unit to its carrying value, including goodwill. Fair value reflects the price a market participant would be willing to pay in a potential sale of the reporting unit. If the fair value exceeds carrying value, then we conclude that no goodwill impairment has occurred. If the carrying value of the reporting unit exceeds its fair value, a second step is required to measure possible goodwill impairment loss. The second step includes hypothetically valuing the tangible and intangible assets and liabilities of the reporting unit as if the reporting unit had been acquired in a business combination. Then, the implied fair value of the reporting unit's goodwill is compared to the carrying value of that goodwill. If the carrying value of the reporting unit's goodwill exceeds the implied fair value of the goodwill, the Company recognizes an impairment loss in an amount equal to the excess, not to exceed the carrying value. There were no indicators of potential goodwill impairment as of March 31, 2014. Goodwill was $494 million and $496 million as of March 31, 2014 and December 31, 2013, respectively.
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
Income Taxes—Deferred tax assets and liabilities reflect temporary differences between the amount of assets and liabilities for financial and tax reporting purposes. Such amounts are adjusted, as appropriate, to reflect changes in tax rates expected to be in effect when the temporary differences reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in earnings in the period that includes the enactment date. A valuation allowance is recorded to reduce our deferred tax assets to the amount that is more likely than not to be realized. In the event we determine it is more likely than not that the deferred tax assets will not be realized in the future, the valuation adjustment to the deferred tax assets will be charged to earnings in the period in which we make such a determination. In determining the provision for income taxes for financial statement purposes, the Company makes certain estimates and judgments which affect its evaluation of the carrying value of its deferred tax assets, as well as its calculation of certain tax liabilities. Refer to Note 11. Income Taxes.
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
Customer concentrations—As reflected in the table below, net sales to General Motors Company ("GM") and Volkswagen Group (“VW”), Delphi's two largest customers, totaled approximately 27% and 26% of our total net sales for the three months ended March 31, 2014 and 2013, respectively.

	Percentage of Total Net Sales		Accounts and Other Receivables
	Three Months Ended March 31,		March 31, 2014	December 31, 2013
	2014	2013
			(in millions)
GM	17%	16%	$535	$377
VW	10%	10%	232	199
Recently issued accounting pronouncements—In February 2013, the FASB issued ASU 2013-2, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This guidance requires an organization to present the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income, but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. The guidance is effective for fiscal years beginning after December 15, 2012. Delphi adopted this guidance effective January 1, 2013. Refer to Note 13. Changes in Accumulated Other Comprehensive Income (Loss) for additional information. The adoption of this guidance did not have a significant impact on Delphi's financial statements.
In March 2013, the FASB issued ASU 2013-5, Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity. This guidance requires a reporting entity that ceases to have a controlling financial interest in a business with a foreign entity, other than a sale of in substance real estate or conveyance of oil and gas mineral rights, to release any related cumulative translation adjustment into net income. The guidance is effective for fiscal years beginning after December 15, 2013. Delphi adopted this guidance effective January 1, 2014, and it did not have a significant impact on Delphi's financial statements.
In April 2014, the FASB issued ASU 2014-8, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. This guidance limits discontinued operations reporting to disposals of components of an entity that represent strategic shifts that have a major effect on an entity’s operations and financial results. The amendments also require expanded disclosures for discontinued operations with more information about the assets, liabilities, revenues, and expenses of discontinued operations. The amendments also require an entity to disclose the pretax profit or loss attributable to a disposal of an individually significant component of an entity that does not qualify for discontinued operations reporting. The guidance is effective for fiscal years beginning after December 15, 2014 and should be applied prospectively. Early adoption is permitted. The adoption of this guidance is not expected to have a significant impact on Delphi's financial statements.

3. INVENTORIES
Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or market, including direct material costs and direct and indirect manufacturing costs. A summary of inventories is shown below:

	March 31, 2014	December 31, 2013
	(in millions)
Productive material	$695	$584
Work-in-process	145	142
Finished goods	395	367
Total	$1,235	$1,093

4. ASSETS
Other current assets consisted of the following:

	March 31, 2014	December 31, 2013
	(in millions)
Value added tax receivable	$188	$177
Deferred income taxes	154	133
Prepaid insurance and other expenses	58	59
Reimbursable engineering costs	63	76
Notes receivable	32	45
Debt issuance costs (Note 8)	9	10
Income and other taxes receivable	54	57
Deposits to vendors	10	9
Derivative financial instruments (Note 14)	4	15
Other	22	23
Total	$594	$604

Other long-term assets consisted of the following:

	March 31, 2014	December 31, 2013
	(in millions)
Deferred income taxes	$267	$283
Debt issuance costs (Note 8)	40	43
Income and other taxes receivable	131	123
Reimbursable engineering costs	91	79
Value added tax receivable	34	29
Derivative financial instruments (Note 14)	1	5
Other	68	64
Total	$632	$626

5. LIABILITIES
Accrued liabilities consisted of the following:

	March 31, 2014	December 31, 2013
	(in millions)
Payroll-related obligations	$277	$269
Employee benefits, including current pension obligations	70	130
Income and other taxes payable	266	280
Warranty obligations (Note 6)	78	75
Restructuring (Note 7)	93	94
Customer deposits	33	38
Deferred income taxes	2	1
Derivative financial instruments (Note 14)	29	16
Accrued interest	20	24
Other	350	311
Total	$1,218	$1,238
Other long-term liabilities consisted of the following:

	March 31, 2014	December 31, 2013
	(in millions)
Environmental (Note 10)	$18	$18
Extended disability benefits	10	9
Warranty obligations (Note 6)	81	94
Restructuring (Note 7)	17	45
Payroll-related obligations	12	12
Accrued income taxes	35	34
Deferred income taxes	160	151
Derivative financial instruments (Note 14)	12	6
Other	37	40
Total	$382	$409

6. WARRANTY OBLIGATIONS
Expected warranty costs for products sold are recognized at the time of sale of the product based on its estimate of the amount that eventually will be required to settle such obligations. These accruals are based on factors such as past experience, production changes, industry developments and various other considerations. This estimate is adjusted from time to time based on facts and circumstances that impact the status of existing claims. Delphi has recognized its best estimate for its total aggregate warranty reserves across all of its operating segments as of March 31, 2014. The estimated reasonably possible amount to ultimately resolve all matters is not materially different from the recorded reserves as of March 31, 2014.
The table below summarizes the activity in the product warranty liability for the three months ended March 31, 2014:

Warranty Obligations
(in millions)
Accrual balance at beginning of period	$169
Provision for estimated warranties incurred during the period	14
Provision for changes in estimate for pre-existing warranties	—
Settlements made during the period (in cash or in kind)	(24)
Foreign currency translation and other	—
Accrual balance at end of period	$159

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
As part of Delphi's continued efforts to optimize its cost structure, it has undertaken several restructuring programs which include workforce reductions as well as plant closures. The Company recorded employee-related and other restructuring charges related to these programs totaling approximately $22 million and $32 million during the three months ended March 31, 2014 and 2013, respectively. Restructuring charges incurred during the three months ended March 31, 2014 were primarily related to Delphi's on-going restructuring programs focused on aligning manufacturing capacity and footprint with the current automotive production levels in Europe. Restructuring costs incurred during the three months ended March 31, 2013 were also primarily related to European restructuring programs, as well as to programs resulting from the integration of Motorized Vehicle Division (“MVL”), which was acquired in the third quarter of 2012. Restructuring charges for employee separation and termination benefits are paid either over the severance period or in a lump sum in accordance with either statutory requirements or individual agreements. Delphi incurred cash expenditures related to its restructuring programs of approximately $49 million and $36 million in the three months ended March 31, 2014 and 2013, respectively.
The following table summarizes the restructuring charges recorded for the three months ended March 31, 2014 and 2013 by operating segment:

	Three Months Ended March 31,
Segment	2014	2013
	(in millions)
Electrical/Electronic Architecture	$13	$11
Powertrain Systems	2	8
Electronics and Safety	6	11
Thermal Systems	1	2
Total	$22	$32

The table below summarizes the activity in the restructuring liability for the three months ended March 31, 2014:

	Employee Termination Benefits Liability	Other Exit Costs Liability	Total
	(in millions)
Accrual balance at January 1, 2014	$135	$4	$139
Provision for estimated expenses incurred during the period	21	1	22
Payments made during the period	(48)	(1)	(49)
Foreign currency and other	(2)	—	(2)
Accrual balance at March 31, 2014	$106	$4	$110

8. DEBT
The following is a summary of debt outstanding, net of discounts of approximately $2 million and $0 million related to the 2014 Senior Notes, defined below, as of March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013
	(in millions)
Accounts receivable factoring	$1	$1
5.875%, senior notes, due 2019	—	500
6.125%, senior notes, due 2021	500	500
5.00%, senior notes, due 2023	800	800
4.15%, senior notes, due 2024	698	—
Tranche A Term Loan, due 2018	400	564
Capital leases and other	50	47
Total debt	2,449	2,412
Less: current portion	(31)	(61)
Long-term debt	$2,418	$2,351
Credit Agreement
In March 2011, in conjunction with the redemption of membership interests from Class A and Class C membership interest holders, Delphi Corporation (the "Issuer") entered into a credit agreement with JPMorgan Chase Bank, N.A., as lead arranger and administrative agent (the "Original Credit Agreement"), which provided for $3.0 billion in senior secured credit facilities consisting of term loans (as subsequently amended from time to time, the “Tranche A Term Loan” and the “Tranche B Term Loan,” respectively) and a revolving credit facility (as subsequently amended from time to time, the “Revolving Credit Facility”). The Original Credit Agreement was amended and restated on each of May 17, 2011 (the “May 2011 Credit Agreement”), September 14, 2012 (the “2012 Credit Agreement”) and March 1, 2013 (the Original Credit Agreement and each amendment and restatement of the Original Credit Agreement are individually and collectively referred to herein as the “Credit Agreement”). The May 2011 Credit Agreement, which was entered into simultaneously with the issuance of senior unsecured notes in the amount of $1 billion (as more fully described below), reduced the total size of the senior secured credit facilities to $2.4 billion. Under the 2012 Credit Agreement, the Company increased the Revolving Credit Facility to $1.3 billion and the Tranche A Term Loan to $574 million and used the incremental proceeds to pay a portion of the cost of acquiring MVL. On March 1, 2013, following the unsecured note issuance in February 2013 (as more fully described below), the Tranche B Term Loan was fully repaid, the Tranche A Term Loan was increased to $575 million, the Revolving Credit Facility was increased to $1.5 billion, and the terms of the Tranche A Term Loan and the Revolving Credit Facility were extended to March 1, 2018. The March 31, 2013 amendments resulted in the recognition of a loss on debt extinguishment of $39 million during the three months ended March 31, 2013. Approximately $14 million in issuance costs were paid in conjunction with the March 2013 amendment. In conjunction with the unsecured note issuance in March 2014 (as more fully described below), Delphi repaid a portion of its indebtedness on the Tranche A Term Loan, which resulted in the recognition of a loss on debt extinguishment related to this repayment of approximately $1 million during the three months ended March 31, 2014.
Unamortized debt issuance costs associated with the Tranche A Term Loan and Revolving Credit Facility of $24 million are being amortized over the term of the Credit Agreement, as extended pursuant to the March 1, 2013 amendment. At

March 31, 2014, the Revolving Credit Facility was undrawn and Delphi had approximately $10 million in letters of credit issued under the Credit Agreement. Letters of credit issued under the Credit Agreement reduce availability under the Revolving Credit Facility.
Loans under the Credit Agreement bear interest, at Delphi Corporation's option, at either (a) the Administrative Agent’s Alternate Base Rate (“ABR” as defined in the Credit Agreement) or (b) the London Interbank Offered Rate (the “Adjusted LIBO Rate” as defined in the Credit Agreement) (“LIBOR”) plus in either case a percentage per annum as set forth in the table below (the “Applicable Rate”). The Applicable Rates under the Credit Agreement on the specified dates are set forth below:

	March 31, 2014		December 31, 2013
	LIBOR plus	ABR plus	LIBOR plus	ABR plus
Revolving Credit Facility	1.25%	0.25%	1.25%	0.25%
Tranche A Term Loan	1.25%	0.25%	1.25%	0.25%
The Applicable Rate under the Credit Agreement may increase or decrease from time to time based on changes in credit ratings with the minimum interest level of 0.00% and maximum level of 2.25%. Accordingly, the interest rate will fluctuate during the term of the Credit Agreement based on changes in the ABR, LIBOR or future changes in our corporate credit ratings. The Credit Agreement also requires that the Issuer pay certain commitment fees on the unused portion of the Revolving Credit Facility and certain letter of credit issuance and fronting fees.
The interest rate period with respect to LIBOR interest rate options can be set at one-, two-, three-, or six-months as selected by the Issuer in accordance with the terms of the Credit Agreement (or other period as may be agreed by the applicable lenders), but payable no less than quarterly. The Issuer may elect to change the selected interest rate in accordance with the provisions of the Credit Agreement. As of March 31, 2014, the Issuer selected the one-month LIBOR interest rate option, as detailed in the table below, and the amounts outstanding, and rates effective as of March 31, 2014 were based on Delphi’s current credit rating and the Applicable Rate for the Credit Agreement:

		Borrowings as of
		March 31, 2014	Rates effective as of
	LIBOR plus	(in millions)	March 31, 2014
Revolving Credit Facility	1.25%	$—	—%
Tranche A Term Loan	1.25%	400	1.4375%
The Issuer was obligated to make quarterly principal payments throughout the term of the Tranche A Term Loan according to the amortization schedule in the Credit Agreement. In conjunction with the partial repayment of the Tranche A Term Loan during the three months ended March 31, 2014, all principal payment obligations have been satisfied through March 1, 2018. Borrowings under the Credit Agreement are prepayable at the Issuer's option without premium or penalty. The Credit Agreement also contains certain mandatory prepayment provisions in the event the Company receives net cash proceeds from any asset sale or casualty event. No mandatory prepayments under these provisions have been made or are due through March 31, 2014.
The Credit Agreement contains certain covenants that limit, among other things, the Company’s (and the Company’s subsidiaries’) ability to incur additional indebtedness or liens, to dispose of assets, to make certain investments, to prepay certain indebtedness and to pay dividends, or to make other distributions or redemptions/repurchases, in respect of the Company’s equity interests. In addition, the Credit Agreement requires that the Company maintain a consolidated leverage ratio (the ratio of Consolidated Total Indebtedness to Consolidated EBITDA, each as defined in the Credit Agreement) of less than 2.75 to 1.0. The Credit Agreement also contains events of default customary for financings of this type. The Company was in compliance with the Credit Agreement covenants as of March 31, 2014. In the first quarter of 2014, the Company satisfied credit rating-related conditions to the suspension of many of the restrictive covenants and the mandatory prepayment provisions relating to asset sales and casualty events discussed above. Such covenants and prepayment obligations are required to be reinstated if the applicable credit rating criteria are no longer satisfied.
As of March 31, 2014, all obligations under the Credit Agreement are borrowed by Delphi Corporation and jointly and severally guaranteed by its direct and indirect parent companies, subject to certain exceptions set forth in the Credit Agreement.
Prior to the first quarter of 2014, certain of Delphi Automotive PLC's direct and indirect subsidiaries, which are directly or indirectly 100% owned by Delphi Automotive PLC, fully and unconditionally guaranteed all obligations under the Credit Agreement. In addition, all obligations under the Credit Agreement, including the guaranties of those obligations, were originally secured by certain assets of Delphi Corporation and the guarantors, including substantially all of the assets of Delphi Automotive PLC, and its U.S. subsidiaries, and certain assets of Delphi Corporation’s direct and indirect parent companies. All guarantees of Delphi Corporation's subsidiaries and all then-existing security interests were released during the three months ended March 31, 2014 when the Company satisfied certain credit-rating related and other conditions under the terms of the Credit Agreement. Such security interests and subsidiary guarantees may be reinstated at the election of the lenders if the applicable credit rating criteria are no longer satisfied.
Senior Notes
On May 17, 2011, Delphi Corporation issued $500 million of 5.875% senior unsecured notes due 2019 (the "5.875% 2011 Senior Notes") and $500 million of 6.125% senior unsecured notes due 2021 (the "6.125% 2011 Senior Notes") (collectively, the “2011 Senior Notes”) in a transaction exempt from registration under Rule 144A and Regulation S of the Securities Act of 1933 (the “Securities Act”). Delphi paid approximately $23 million of debt issuance costs in connection with the 2011 Senior Notes. The net proceeds of approximately $1 billion as well as cash on hand were used to pay down amounts outstanding under the Original Credit Agreement. In May 2012, Delphi Corporation completed a registered exchange offer for all of the 2011 Senior Notes (the “New Senior Notes”). No proceeds were received by Delphi Corporation as a result of the exchange. In March 2014, Delphi redeemed for cash the entire $500 million aggregate principal amount outstanding of the 5.875% 2011 Senior Notes. The redemption was financed by a portion of the proceeds received from the issuance of the 2014 Senior Notes, as defined below. As a result of the redemption of the 5.875% 2011 Senior Notes, Delphi recognized a loss on debt extinguishment of approximately $33 million during the three months ended March 31, 2014.
Interest on the outstanding New Senior Notes is payable semi-annually on May 15 and November 15 of each year to holders of record at the close of business on May 1 or November 1 immediately preceding the interest payment date.
On February 14, 2013, Delphi Corporation issued $800 million of 5.00% senior unsecured notes due 2023 (the “2013 Senior Notes”) in a transaction registered under the Securities Act. The proceeds were primarily utilized to prepay our term loan indebtedness under the Credit Agreement. Delphi paid approximately $12 million of issuance costs in connection with the 2013 Senior Notes. Interest is payable semi-annually on February 15 and August 15 of each year to holders of record at the close of business on February 1 or August 1 immediately preceding the interest payment date.
On March 3, 2014, Delphi Corporation issued $700 million in aggregate principal amount of 4.15% senior unsecured notes due 2024 (the “2014 Senior Notes”) in a transaction registered under the Securities Act. The 2014 Senior Notes were priced at 99.649% of par, resulting in a yield to maturity of 4.193%. The proceeds were primarily utilized to redeem the 5.875% 2011 Senior Notes and to repay a portion of the Tranche A Term Loan. Delphi paid approximately $6 million of issuance costs in connection with the 2014 Senior Notes. Interest is payable semi-annually on March 15 and September 15 of each year to holders of record at the close of business on March 1 or September 1 immediately preceding the interest payment date.
Although the specific terms of each indenture governing each series of senior notes vary, the indentures contain certain restrictive covenants, including with respect to Delphi's (and Delphi's subsidiaries) ability to incur liens, enter into sale and leaseback transactions and merge with or into other entities. As of March 31, 2014, the Company was in compliance with the provisions of all series of the outstanding senior notes.
All series of senior notes are fully and unconditionally guaranteed, jointly and severally, by Delphi Automotive PLC and by certain of Delphi Corporation's direct and indirect parent companies, subject to customary release provisions (other than in the case of Delphi Automotive PLC). Prior to the first quarter of 2014, certain of Delphi Corporation's direct and indirect subsidiaries, which were directly or indirectly 100% owned by Delphi Automotive PLC, fully and unconditionally guaranteed all series of senior notes then outstanding; however, all Delphi Corporation subsidiary guarantees were released during the three months ended March 31, 2014 because such guarantors no longer guaranteed the Credit Agreement.
Other Financing
Accounts receivable factoring—Various accounts receivable factoring facilities are maintained in Europe and are accounted for as short-term debt. These uncommitted factoring facilities are available through various financial institutions. Additionally, in 2013 Delphi entered into a new accounts receivable factoring agreement in Europe to replace and consolidate its European factoring facilities. The new agreement is a €350 million committed facility, with borrowings under the new program being subject to the availability of eligible accounts receivable. As of March 31, 2014 and December 31, 2013, $1 million and $1 million, respectively, were outstanding under these European accounts receivable factoring facilities.
Capital leases and other—As of March 31, 2014 and December 31, 2013, approximately $50 million and approximately $47 million, respectively, of other debt issued by certain non-U.S. subsidiaries and capital lease obligations were outstanding.
Interest—Cash paid for interest related to amounts outstanding totaled $37 million and $12 million for the three months ended March 31, 2014 and 2013, respectively.

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
The amounts shown below reflect the defined benefit pension expense for the three months ended March 31, 2014 and 2013:

	Non-U.S. Plans		U.S. Plans
	Three Months Ended March 31,
	2014	2013	2014	2013
	(in millions)
Service cost	$14	$13	$—	$—
Interest cost	24	22	—	—
Expected return on plan assets	(19)	(17)	—	—
Amortization of actuarial losses	2	2	—	—
Net periodic benefit cost	$21	$20	$—	$—
Other postretirement benefit obligations were approximately $7 million and $7 million at March 31, 2014 and December 31, 2013, respectively.

10. COMMITMENTS AND CONTINGENCIES
Environmental Matters
Delphi is subject to the requirements of U.S. federal, state, local and non-U.S. environmental and safety and health laws and regulations. As of March 31, 2014 and December 31, 2013, the undiscounted reserve for environmental investigation and remediation was approximately $21 million (of which $3 million was recorded in accrued liabilities and $18 million was recorded in other long-term liabilities) and $21 million (of which $3 million was recorded in accrued liabilities and $18 million was recorded in other long-term liabilities). Delphi cannot ensure that environmental requirements will not change or become more stringent over time or that its eventual environmental remediation costs and liabilities will not exceed the amount of its current reserves. In the event that such liabilities were to significantly exceed the amounts recorded, Delphi’s results of operations could be materially affected. At March 31, 2014, the difference between the recorded liabilities and the reasonably possible range of loss was not material.
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

GM Recall
In the first quarter of 2014, GM, Delphi’s largest customer, initiated a product recall. Delphi has received requests for information from, and is cooperating with, various government agencies related to GM’s recall. In addition, Delphi has been named as a co-defendant along with GM and other parties in product liability and class action lawsuits related to this matter. Delphi believes the allegations contained in these complaints are without merit, and intends to vigorously defend against them. Although no assurances can be made as to the ultimate outcome of these or any other future claims, Delphi does not believe a loss is probable and, accordingly, no reserve has been made as of March 31, 2014.
Brazil Matters
Delphi conducts significant business operations in Brazil that are subject to the Brazilian federal labor, social security, environmental, tax and customs laws, as well as a variety of state and local laws. While Delphi believes it complies with such laws, they are complex, subject to varying interpretations, and the Company is often engaged in litigation with government agencies regarding the application of these laws to particular circumstances. As of March 31, 2014, the majority of claims asserted against Delphi in Brazil relate to such litigation. The remaining claims in Brazil relate to commercial and labor litigation with private parties. As of March 31, 2014, claims totaling approximately $210 million (using March 31, 2014 foreign currency rates) have been asserted against Delphi in Brazil. As of March 31, 2014, the Company maintains accruals for these asserted claims of $32 million (using March 31, 2014 foreign currency rates). The amounts accrued represent claims that are deemed probable of loss and are reasonably estimable based on the Company’s analyses and assessment of the asserted claims and prior experience with similar matters. While the Company believes its accruals are adequate, the final amounts required to resolve these matters could differ materially from the Company’s recorded estimates and Delphi’s results of operations could be materially affected.
Other Matters
During the first quarter of 2014, Delphi identified certain potentially improper payments, made by certain manufacturing facility employees in China, that may violate certain provisions of the U.S. Foreign Corrupt Practices Act (the “FCPA”). Under the oversight of Delphi’s Audit Committee of the Board of Directors, Delphi has engaged outside counsel to assist in the review of these matters, and to evaluate existing controls and compliance policies and procedures. This review remains ongoing. Violations of the FCPA could result in criminal and/or civil liabilities and other forms of penalties or sanctions. Delphi has voluntarily disclosed these matters to the U.S. Department of Justice and the SEC, and is cooperating fully with these agencies. Although Delphi does not expect the outcome of this review to have a material adverse impact on the Company, there can be no assurance as to the ultimate outcome of these matters at this time.

11. INCOME TAXES
At the end of each interim period, the Company makes its best estimate of the annual expected effective income tax rate and applies that rate to its ordinary year-to-date earnings or loss. The income tax provision or benefit related to unusual or infrequent items, if applicable, that will be separately reported or reported net of their related tax effects are individually computed and recognized in the interim period in which those items occur. In addition, the effect of changes in enacted tax laws or rates, tax status, judgment on the realizability of a beginning-of-the-year deferred tax asset in future years or income tax contingencies is recognized in the interim period in which the change occurs.
The computation of the annual expected effective income tax rate at each interim period requires certain estimates and assumptions including, but not limited to, the expected pre-tax income (or loss) for the year, projections of the proportion of income (and/or loss) earned and taxed in respective jurisdictions, permanent and temporary differences, and the likelihood of the realizability of deferred tax assets generated in the current year. Jurisdictions with a projected loss for the year or a year-to-date loss for which no tax benefit or expense can be recognized due to a valuation allowance are excluded from the estimated annual effective tax rate. The impact of such an exclusion could result in a higher or lower effective tax rate during a particular quarter, based upon the composition and timing of actual earnings compared to annual projections. The estimates used to compute the provision or benefit for income taxes may change as new events occur, additional information is obtained or our tax environment changes. To the extent that the expected annual effective income tax rate changes, the effect of the change on prior interim periods is included in the income tax provision in the period in which the change occurs.
The Company's income tax expense and effective tax rate for the three months ended March 31, 2014 and 2013 were as follows:

	Three Months Ended March 31,
	2014	2013
	(dollars in millions)
Income tax expense	$75	$37
Effective tax rate	18%	11%
The Company’s effective tax rate was impacted by the expiration of the U.S. research and development credit in 2014. The Company’s effective tax rate was also impacted by the tax expense (benefit) associated with unusual or infrequent items for the respective interim period as illustrated in the following table:

	Three Months Ended March 31,
	2014	2013
	(in millions)
Tax credits (1)	$—	$(22)
Withholding taxes (2)	—	4
Other change in tax reserves (3)	(3)	1
Other adjustments	(1)	1
Income tax expense (benefit) associated with unusual or infrequent items	$(4)	$(16)

(1)	For the three months ended March 31, 2013, the tax benefit relates to the retroactive reinstatement of the U.S. research and development tax credit under The American Taxpayer Relief Act of 2012.

(2)	For the three months ended March 31, 2013, the tax expense relates to the true-up of the withholding tax liability on the undistributed earnings of an equity method investment.

(3)	For the three months ended March 31, 2014 and 2013, the tax benefit and expense, respectively, primarily relate to adjustments in tax reserves which were individually insignificant.
The Company is a U.K. resident taxpayer and as such is not generally subject to U.K. tax on remitted foreign earnings. As a result, the Company does not anticipate foreign earnings would be subject to a 35% tax rate upon repatriation to the U.K., as is the case when U.S. based companies repatriate earnings to the U.S.
Cash paid or withheld for income taxes was $71 million and $45 million for the three months ended March 31, 2014 and 2013 respectively.
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
Delphi Automotive LLP filed U.S. federal partnership tax returns for 2009, 2010, and 2011. In light of the Notice, the IRS is currently reviewing whether Section 7874 applies to Delphi Automotive LLP’s acquisition of the automotive supply and other businesses of the Predecessor. The Company believes, after consultation with counsel, that neither Delphi Automotive LLP nor Delphi Automotive PLC should be treated as a domestic corporation for U.S. federal income tax purposes, and intends to vigorously contest any assertion by the IRS to the contrary, including through litigation if the Company were unable to reach a satisfactory resolution with the IRS. However, no assurance can be given that the IRS will not contend, or that a court would not conclude, that Delphi Automotive LLP, and therefore Delphi Automotive PLC, should be treated as a domestic corporation for U.S. federal income tax purposes. No accrual for this matter has been recorded as of March 31, 2014.
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
Weighted Average Shares
The following table illustrates net income per share attributable to Delphi and the weighted average shares outstanding used in calculating basic and diluted income per share:

	Three Months Ended March 31,
	2014	2013
	(in millions, except per share data)
Numerator:
Net income attributable to Delphi	$320	$276
Denominator:
Weighted average ordinary shares outstanding, basic	305.85	314.68
Dilutive shares related to Restricted Stock Units ("RSUs")	1.04	0.68
Weighted average ordinary shares outstanding, including dilutive shares	306.89	315.36
Net income per share attributable to Delphi:
Basic	$1.05	$0.88
Diluted	$1.04	$0.88
Anti-dilutive securities share impact:	—	—
Share Repurchase Program
In January 2012, the Board of Directors authorized a share repurchase program of up to $300 million of ordinary shares, which was fully satisfied in September 2012. Subsequently, in September 2012, the Board of Directors authorized a share repurchase program of up to $750 million of ordinary shares, which was fully satisfied in April 2014. In January 2014, the Board of Directors authorized a new share repurchase program of up to $1 billion of ordinary shares. This share repurchase program provides for share purchases in the open market or in privately negotiated transactions, depending on share price, market conditions and other factors, as determined by the Company. This program commenced following the completion of the Company's September 2012 share repurchase program in April 2014.
A summary of the ordinary shares repurchased during the three months ended March 31, 2014 and March 31, 2013 is as follows:

	Three Months Ended March 31,
	2014	2013
Total Number of Shares Repurchased	2,376,391	2,850,000
Average Price Paid per Share	$66.14	$42.79
Total (in millions)	$157	$122

As of March 31, 2014, approximately $33 million and $1 billion of share repurchases remained available under the September 2012 and January 2014 share repurchase programs, respectively. During the period from April 1, 2014 to April 23, 2014, the Company repurchased an additional $47 million worth of shares pursuant to an automatic trading plan with set trading instructions established by the Company. As a result, approximately $986 million of share repurchases remain available under the January 2014 share repurchase program. All repurchased shares were retired, and are reflected as a reduction of ordinary share capital for the par value of the shares, with the excess applied as reductions to additional paid-in capital and retained earnings.
Dividends
On February 26, 2013, the Board of Directors approved the initiation of dividend payments on the Company's ordinary shares. In January 2014, the Board of Directors increased the annual dividend rate from $0.68 to $1.00 per ordinary share, and declared a regular quarterly cash dividend of $0.25 per ordinary share. The Company has declared and paid cash dividends per common share during the periods presented as follows:

	Dividend	Amount
	Per Share	(in millions)
2014:
First Quarter	$0.25	$77

2013:
Fourth Quarter	$0.17	$52
Third Quarter	0.17	53
Second Quarter	0.17	53
First Quarter	0.17	53
Total	$0.68	$211
Other
Prior to the completion of the initial public offering on November 22, 2011, net income and other changes to membership interests were allocated to the respective outstanding classes based on the cumulative distribution provisions of the Fourth Amended and Restated Limited Liability Partnership Agreement of Delphi Automotive LLP (the “Fourth LLP Agreement”).
Under the terms of the Acquisition and the Fourth LLP Agreement, if cumulative distributions to the members of Delphi Automotive LLP under certain provisions of the Fourth LLP Agreement exceed $7.2 billion, Delphi, as disbursing agent on behalf of DPHH, is required to pay to the holders of allowed general unsecured claims against the Predecessor, $32.50 for every $67.50 in excess of $7.2 billion distributed to the members, up to a maximum amount of $300 million. This contingency is not considered probable of occurring as of March 31, 2014 and accordingly, no reserve has been recorded.

13. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The changes in accumulated other comprehensive income (loss) attributable to Delphi (net of tax) for the three months ended March 31, 2014 and March 31, 2013 are as follows:

	Three Months Ended March 31,
	2014	2013
	(in millions)
Foreign currency translation adjustments:
Balance at beginning of period	$(17)	$(62)
Aggregate adjustment for the period	(10)	(78)
Balance at end of period	(27)	(140)

Gains (losses) on derivatives:
Balance at beginning of period	$2	$14
Other comprehensive income before reclassifications (net tax effect of $7 million and $3 million)	(34)	17
Reclassification to income (net tax effect of $1 million and $1 million)	1	(11)
Balance at end of period	(31)	20

Pension and postretirement plans:
Balance at beginning of period	$(222)	$(189)
Other comprehensive income before reclassifications (net tax effect of $0 million and $0 million)	(1)	15
Reclassification to income (net tax effect of $0 million and $0 million)	2	2
Balance at end of period	(221)	(172)

Accumulated other comprehensive (loss) income, end of period	$(279)	$(292)

Reclassifications from accumulated other comprehensive income to income for the three months ended March 31, 2014 were as follows:

Reclassification out of Accumulated Other Comprehensive Income
Details about Accumulated Other Comprehensive Income Components	Three Months Ended March 31, 2014	Affected Line Item in the Statement of Operations
(in millions)
Gains (losses) on derivatives:
Commodity derivatives	$(4)	Cost of Sales
Foreign currency derivatives	2	Cost of Sales
Foreign currency derivatives	2	Other Income
	—	Total loss before income taxes
	(1)	Income tax expense
	(1)	Net loss
	—	Net income attributable to noncontrolling interest
	$(1)	Net loss attributable to Delphi

Pension and postretirement plans:
Actuarial gains/(losses)	$(2)	(1)
	(2)	Total loss before income taxes
	—	Income tax expense
	(2)	Net loss
	—	Net income attributable to noncontrolling interest
	$(2)	Net loss attributable to Delphi

Total reclassifications for the period	$(3)

(1)	These accumulated other comprehensive loss components are included in the computation of net periodic pension cost (see Note 9. Pension Benefits for additional details).

14. DERIVATIVES AND HEDGING ACTIVITIES
Delphi is exposed to market risk, such as fluctuations in foreign currency exchange rates, commodity prices and changes in interest rates, which may result in cash flow risks. To manage the volatility relating to these exposures, Delphi aggregates the exposures on a consolidated basis to take advantage of natural offsets. For exposures that are not offset within its operations, Delphi enters into various derivative transactions pursuant to its risk management policies, which prohibit holding or issuing derivative financial instruments for speculative purposes, and designation of derivative instruments is performed on a transaction basis to support hedge accounting. The changes in fair value of these hedging instruments are offset in part or in whole by corresponding changes in the fair value or cash flows of the underlying exposures being hedged. Delphi assesses the initial and ongoing effectiveness of its hedging relationships in accordance with its documented policy. As of March 31, 2014, Delphi has entered into derivative instruments to hedge cash flows extending out to July 2016.

As of March 31, 2014, the Company had the following outstanding notional amounts related to commodity and foreign currency forward contracts that were entered into to hedge forecasted exposures:

Commodity	Quantity Hedged	Unit of Measure	Notional Amount (Approximate USD Equivalent)
	(in thousands)		(in millions)
Copper	95,751	pounds	$290
Primary Aluminum	36,841	pounds	30
Secondary Aluminum	18,267	pounds	15

Foreign Currency	Quantity Hedged	Unit of Measure	Notional Amount (Approximate USD Equivalent)
	(in millions)
Mexican Peso	10,153	MXN	$775
Euro	184	EUR	255
Brazilian Real	278	BRL	125
Polish Zloty	325	PLN	105
New Turkish Lira	215	TRY	100
Hungarian Forint	16,142	HUF	70
Chinese Yuan Renminbi	304	CNY	50
Romanian Leu	63	RON	20
The Company had additional commodity and foreign currency forward contracts with notional amounts that individually amounted to less than $10 million. Additionally, during the three months ended March 31, 2014, Delphi entered into and settled treasury rate lock agreements which were designated as cash flow hedges in anticipation of issuing the 2014 Senior Notes, as further discussed in Note 8. Debt. The impacts of these agreements and the related amount of hedge ineffectiveness were not material.
The fair value of derivative financial instruments recorded in the consolidated balance sheets as of March 31, 2014 and December 31, 2013 are as follows:

	Asset Derivatives		Liability Derivatives		Net Amounts of Assets and Liabilities Presented in the Balance Sheet
	Balance Sheet Location	March 31, 2014	Balance Sheet Location	March 31, 2014	March 31, 2014
	(in millions)
Designated derivatives instruments:
Commodity derivatives	Other Current Assets	$—	Accrued Liabilities	$20
Foreign currency derivatives*	Other Current Assets	5	Other Current Assets	3	2
Foreign currency derivatives*	Accrued Liabilities	5	Accrued Liabilities	12	(7)
Commodity derivatives	Other Long-Term Assets	—	Other Long-Term Liabilities	8
Foreign currency derivatives*	Other Long-Term Assets	2	Other Long-Term Assets	1	1
Foreign currency derivatives*	Other Long-Term Liabilities	2	Other Long-Term Liabilities	6	(4)
Total		$14		$50
Derivatives not designated:
Foreign currency derivatives*	Other Current Assets	$2	Other Current Assets	$—	2
Foreign currency derivatives*	Accrued Liabilities	—	Accrued Liabilities	2	(2)
Total		$2		$2

	Asset Derivatives		Liability Derivatives		Net Amounts of Assets and Liabilities Presented in the Balance Sheet
	Balance Sheet Location	December 31, 2013	Balance Sheet Location	December 31, 2013	December 31, 2013
	(in millions)
Designated derivatives instruments:
Commodity derivatives	Other Current Assets	$2	Accrued Liabilities	$9
Foreign currency derivatives*	Other Current Assets	16	Other Current Assets	3	13
Foreign currency derivatives*	Accrued Liabilities	3	Accrued Liabilities	10	(7)
Commodity derivatives	Other Long-Term Assets	1	Other Long-Term Liabilities	2
Foreign currency derivatives*	Other Long-Term Assets	5	Other Long-Term Assets	1	4
Foreign currency derivatives*	Other Long-Term Liabilities	2	Other Long-Term Liabilities	6	(4)
Total		$29		$31
Derivatives not designated:
Foreign currency derivatives*	Other Current Assets	3	Other Current Assets	3	—
		$3		$3

* Derivative instruments within this category are subject to master netting arrangements and are presented on a net basis in the consolidated balance sheets in accordance with accounting guidance related to the offsetting of amounts related to certain contracts.
The fair value of Delphi’s derivative financial instruments was in a net liability position as of March 31, 2014 and December 31, 2013.
The effect of derivative financial instruments in the consolidated statement of operations and consolidated statement of comprehensive income for the three months ended March 31, 2014 is as follows:

Three Months Ended March 31, 2014	Loss Recognized in OCI (Effective Portion)	(Loss) Gain Reclassified from OCI into Income (Effective Portion)	Gain Recognized in Income (Ineffective Portion Excluded from Effectiveness Testing)
	(in millions)
Designated derivatives instruments:
Commodity derivatives	$(25)	$(4)	$—
Foreign currency derivatives	(16)	4	—
Total	$(41)	$—	$—

Gain Recognized in Income
(in millions)
Derivatives not designated:
Commodity derivatives	$—
Foreign currency derivatives	1
Total	$1
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
(in millions)
Derivatives not designated:
Commodity derivatives	$—
Foreign currency derivatives	(1)
Total	$(1)
The gain or loss reclassified from OCI into income for the effective portion of designated derivative instruments and the gain or loss recognized in income for the ineffective portion of designated derivative instruments excluded from effectiveness testing were recorded to cost of sales and other income in the consolidated statements of operations for the three months ended March 31, 2014 and 2013. The gain or loss recognized in income for non-designated derivative instruments was recorded in other income, net and cost of goods sold for the three months ended March 31, 2014 and 2013.
Gains and losses on derivatives qualifying as cash flow hedges are recorded in OCI, to the extent that hedges are effective, until the underlying transactions are recognized in earnings. Unrealized amounts in accumulated OCI will fluctuate based on changes in the fair value of hedge derivative contracts at each reporting period. Losses included in accumulated OCI as of March 31, 2014 were approximately $37 million (approximately $31 million net of tax). Of this loss, approximately $26 million is expected to be included in cost of sales within the next 12 months and $11 million is expected to be included in cost of sales in subsequent periods. Cash flow hedges are discontinued when Delphi determines it is no longer probable that the originally forecasted transactions will occur. The amount included in cost of sales related to hedge ineffectiveness was insignificant for the three months ended March 31, 2014 and 2013, respectively.
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
As of March 31, 2014 and December 31, 2013, Delphi was in a net derivative liability position of $36 million and $2 million, respectively, and no significant adjustments were recorded for nonperformance risk based on the application of peer companies’ CDS rates and because Delphi’s exposures were to counterparties with investment grade credit ratings.

As of March 31, 2014 and December 31, 2013, Delphi had the following assets measured at fair value on a recurring basis:

	Total	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
	(in millions)
As of March 31, 2014:
Commodity derivatives	$—	$—	$—	$—
Foreign currency derivatives	5	—	5	—
Total	$5	$—	$5	$—
As of December 31, 2013:
Commodity derivatives	$3	$—	$3	$—
Foreign currency derivatives	17	—	17	—
Total	$20	$—	$20	$—
As of March 31, 2014 and December 31, 2013, Delphi had the following liabilities measured at fair value on a recurring basis:

	Total	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
	(in millions)
As of March 31, 2014:
Commodity derivatives	$28	$—	$28	$—
Foreign currency derivatives	13	—	13	—
Total	$41	$—	$41	$—
As of December 31, 2013:
Commodity derivatives	$11	$—	$11	$—
Foreign currency derivatives	11	—	11	—
Total	$22	$—	$22	$—
Financial Instruments
Delphi’s non-derivative financial instruments include debt, which consists of its accounts receivable factoring arrangements, capital leases and other debt issued by Delphi’s non-U.S. subsidiaries, the Tranche A Term Loan, the outstanding New Senior Notes, the 2013 Senior Notes and the 2014 Senior Notes. The fair value of debt is based on quoted market prices for instruments with public market data or significant other observable inputs for instruments without a quoted public market price (Level 2). As of March 31, 2014 and December 31, 2013, total debt was recorded at $2,449 million and $2,412 million, respectively, and had estimated fair values of $2,555 million and $2,519 million, respectively. For all other financial instruments recorded at March 31, 2014 and December 31, 2013, fair value approximates book value.
Fair Value Measurements on a Nonrecurring Basis
In addition to items that are measured at fair value on a recurring basis, Delphi also has items in its balance sheet that are measured at fair value on a nonrecurring basis. As these items are not measured at fair value on a recurring basis, they are not included in the tables above. Nonfinancial assets and liabilities that are measured at fair value on a nonrecurring basis include long-lived assets, intangible assets, asset retirement obligations, share-based compensation and liabilities for exit or disposal activities measured at fair value upon initial recognition. No significant impairment charges were recorded during the three months ended March 31, 2014 and 2013. Fair value of long-lived assets is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved and a review of appraisals. As such, Delphi has determined that the fair value measurements of long-lived assets fall in Level 3 of the fair value hierarchy.

16. OTHER INCOME, NET
Other income, net included:

	Three Months Ended March 31,
	2014	2013
	(in millions)
Interest income	$2	$3
Loss on extinguishment of debt	(34)	(39)
Gain on insurance recovery	14	—
Other, net	2	2
Other income (expense), net	$(16)	$(34)
As further discussed in Note 8. Debt, during the three months ended March 31, 2014, Delphi redeemed for cash the entire aggregate principal amount outstanding of the 5.875% 2011 Senior Notes and repaid a portion of its indebtedness on the Tranche A Term Loan, resulting in a loss on extinguishment of debt of approximately $34 million. Additionally, during the three months ended March 31, 2014, Delphi reached a final settlement with its insurance carrier related to a business interruption insurance claim, and received proceeds from this settlement of approximately $14 million, net of related costs and expenses.
During the three months ended March 31, 2013 Delphi amended its Credit Agreement and repaid the entire balance of the Tranche B Term Loan from the Original Credit Agreement, resulting in a loss on extinguishment of debt of $39 million.

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

18. SHARE-BASED COMPENSATION
Long Term Incentive Plan
In November 2011, the Delphi Automotive PLC Long Term Incentive Plan (the “PLC LTIP”) was established, which allowed for the grant of awards of up to 22,977,116 ordinary shares for long-term compensation. The PLC LTIP is designed to align the interests of management and shareholders. The awards can be in the form of shares, options, stock appreciation rights, restricted stock, RSUs, performance awards, and other share-based awards to the employees, directors, consultants and advisors of the Company. In 2012, 2013 and 2014, the Company awarded annual long-term grants of RSUs under the PLC LTIP to align management compensation with Delphi's overall business strategy. The Company has competitive and market-appropriate shareholding requirements. All of the RSUs granted under the PLC LTIP are eligible to receive dividend equivalents for any dividend paid from the grant date through the vesting date. Dividend equivalents are generally paid out in ordinary shares upon vesting of the underlying RSUs.
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
On April 25, 2013, Delphi granted 37,674 RSUs to the Board of Directors at a grant date fair value of approximately $2 million. The grant date fair value was determined based on the closing price of the Company's ordinary shares on April 25, 2013. The RSUs vested on April 2, 2014, and 38,179 ordinary shares, which included shares issued in connection with dividend equivalents, were issued to members of the Board of Directors at a fair value of approximately $3 million. 4,656 ordinary shares were withheld to cover the minimum U.K. withholding taxes.
On April 3, 2014, Delphi granted 24,144 RSUs to the Board of Directors at a grant date fair value of approximately $2 million. The grant date fair value was determined based on the closing price of the Company's ordinary shares on April 3, 2014. The RSUs will vest on April 22, 2015, the day before the 2015 annual meeting of shareholders.
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
In February 2014, under the time-based vesting terms of the 2012 and 2013 grants, 365,930 ordinary shares were issued to Delphi executives at a fair value of $23 million, of which 131,913 ordinary shares were withheld to cover minimum withholding taxes.
In February 2014, Delphi granted approximately 0.8 million RSUs to its executives. These awards include time and performance-based components and vesting terms similar to the 2013 awards described above. The time-based RSUs will vest ratably over three years beginning on the first anniversary of the grant date and the performance-based RSUs will vest at the completion of a three-year performance period at the end of 2016 if certain targets are met.
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
Each executive will receive between 0% and 200% of his or her target performance-based award based on the Company’s performance against established company-wide performance metrics, which are:

Metric	2014 Grant	2013 Grant	2012 Grant
Average Return on Net Assets (1)	50%	50%	50%
Cumulative Net Income	N/A	N/A	30%
Cumulative Earnings Per Share (2)	30%	30%	N/A
Relative Total Shareholder Return (3)	20%	20%	20%

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

The grant date fair value of the RSUs was determined based on the closing price of the Company’s ordinary shares on the date of the grant of the award, including an estimate for forfeitures, and a contemporaneous valuation performed by an independent valuation specialist with respect to the relative total shareholder return awards. Based on the target number of awards issued for the February 2014, 2013, and 2012 grants, the fair value at grant date was estimated to be approximately $53 million, $60 million and $59 million, respectively.
A summary of activity, including award grants, vesting and forfeitures is provided below:

	RSUs	Weighted Average Grant Date Fair Value
	(in thousands)
Outstanding, January 1, 2014	2,918	$36.55
Granted	789	67.84
Vested	(366)	34.52
Forfeited	(83)	37.75
Outstanding, March 31, 2014	3,258	44.32
Delphi recognized compensation expense of $14 million ($11 million, net of tax) and $10 million ($8 million, net of tax) based on the Company’s best estimate of ultimate performance against the respective targets during the three months ended March 31, 2014 and 2013, respectively. Delphi will continue to recognize compensation expense, based on the grant date fair value of the awards applied to the Company’s best estimate of ultimate performance against the respective targets, over the requisite vesting periods of the awards. Based on the grant date fair value of the awards and the Company’s best estimate of ultimate performance against the respective targets as of March 31, 2014, unrecognized compensation expense on a pretax basis of approximately $110 million is anticipated to be recognized over a weighted average period of approximately 2 years. For the three months ended March 31, 2014 and 2013, respectively, approximately $8 million and $3 million of cash was paid and reflected as a financing activity in the statements of cash flows related to the minimum statutory tax withholding for vested RSUs.
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
Approximately $200 million of the VCP awards were settled in cash during the year ended December 31, 2012 and approximately $31 million (including $11 million of taxes to be paid) that remained in accrued liabilities as of December 31, 2012 related to certain legal entities was paid out in the first quarter of 2013. The cash flow impacts for the three months ended March 31, 2014 and 2013 were $0 million and $31 million, respectively. Final settlement of the awards for Delphi's officers was comprised of a combination of cash and ordinary shares. On December 31, 2012, 717,230 ordinary shares were issued to Delphi's officers, of which 290,798 ordinary shares were withheld to cover U.S. withholding taxes. For the three months ended March 31, 2014 and 2013, respectively, approximately $0 million and $11 million of cash was paid and reflected as a financing activity in the statements of cash flows related to the minimum statutory tax withholding for the vested ordinary shares. Delphi recognized compensation expense based on estimates of the enterprise value over the requisite vesting periods of the awards.
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

19. SUPPLEMENTAL GUARANTOR AND NON-GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
Basis of Presentation
In May 2011, Delphi Corporation issued the 2011 Senior Notes in a transaction exempt from registration under Rule 144A and Regulation S of the Securities Act. The 2011 Senior Notes were exchanged for the New Senior Notes in an exchange offer completed in May 2012, and as more fully described in Note 8. Debt, the 2011 5.875% Senior Notes were redeemed and extinguished in March 2014. Additionally, in February 2013 and March 2014, Delphi Corporation issued senior notes registered under the Securities Act. All series of the outstanding senior notes have been issued by Delphi Corporation (the “Subsidiary Issuer”), and are fully and unconditionally guaranteed by certain of its direct and indirect parent companies (the “Parent Guarantors”) on a joint and several basis, subject to customary release provisions (other than in the case of Delphi Automotive PLC). All other consolidated direct and indirect subsidiaries of Delphi Automotive PLC are not subject to the guarantees (“Non-Guarantor Subsidiaries”). Prior to 2014, certain additional direct and indirect subsidiaries of Delphi Automotive PLC, which are directly or indirectly 100% owned by Delphi Automotive PLC, fully and unconditionally guaranteed all series of the outstanding senior notes. However, all such guarantees of Delphi Corporation's subsidiaries were released during the three months ended March 31, 2014 because such guarantors no longer guaranteed the Credit Agreement. Refer to Note 8. Debt for more information.
In lieu of providing separate audited financial statements for the Guarantors, the Company has included the accompanying condensed consolidating financial statements. These condensed consolidating financial statements are presented on the equity method. Under this method, the investments in subsidiaries are recorded at cost and adjusted for the parent’s share of the subsidiary’s cumulative results of operations, capital contributions and distributions and other equity changes. The Non-Guarantor Subsidiaries are combined in the condensed consolidating financial statements. The principal elimination entries are to eliminate the investments in subsidiaries and intercompany balances and transactions.
The historical presentation of certain intercompany accounts and activity within the supplemental guarantor condensed consolidating financial statements has been revised to be consistent with the presentation as of March 31, 2014.

Statement of Operations Three Months Ended March 31, 2014

	Parent Guarantors	Subsidiary Issuer	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Net sales	$—	$—	$4,276	$—	$4,276
Operating expenses:
Cost of sales	—	—	3,508	—	3,508
Selling, general and administrative	5	—	256	—	261
Amortization	—	—	26	—	26
Restructuring	—	—	22	—	22
Total operating expenses	5	—	3,812	—	3,817
Operating (loss) income	(5)	—	464	—	459
Interest (expense) income	(10)	(47)	(18)	40	(35)
Other income (expense), net	15	(19)	28	(40)	(16)
(Loss) income before income taxes and equity income	—	(66)	474	—	408
Income tax benefit (expense)	—	24	(99)	—	(75)
(Loss) income before equity income	—	(42)	375	—	333
Equity in net income of affiliates	—	—	8	—	8
Equity in net income (loss) of subsidiaries	320	70	—	(390)	—
Net income (loss)	320	28	383	(390)	341
Net income attributable to noncontrolling interest	—	—	21	—	21
Net income (loss) attributable to Delphi	$320	$28	$362	$(390)	$320

Statement of Operations Three Months Ended March 31, 2013

	Parent Guarantors	Subsidiary Issuer	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Net sales	$—	$—	$4,024	$—	$4,024
Operating expenses:			—
Cost of sales	—	—	3,339	—	3,339
Selling, general and administrative	35	—	195	—	230
Amortization	—	—	26	—	26
Restructuring	—	—	32	—	32
Total operating expenses	35	—	3,592	—	3,627
Operating (loss) income	(35)	—	432	—	397
Interest (expense) income	(14)	(47)	(19)	44	(36)
Other income (expense), net	15	(21)	16	(44)	(34)
(Loss) income before income taxes and equity income	(34)	(68)	429	—	327
Income tax benefit (expense)	—	25	(62)	—	(37)
(Loss) income before equity income	(34)	(43)	367	—	290
Equity in net income of affiliates	—	—	8	—	8
Equity in net income (loss) of subsidiaries	310	107	—	(417)	—
Net income (loss)	276	64	375	(417)	298
Net income attributable to noncontrolling interest	—	—	22	—	22
Net income (loss) attributable to Delphi	$276	$64	$353	$(417)	$276

Statement of Comprehensive Income Three Months Ended March 31, 2014

	Parent Guarantors	Subsidiary Issuer	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Net income (loss)	$320	$28	$383	$(390)	$341
Other comprehensive income (loss):
Currency translation adjustments	—	—	(14)	—	(14)
Net change in unrecognized gain (loss) on derivative instruments, net of tax	—	—	(33)	—	(33)
Employee benefit plans adjustment, net of tax	—	—	1	—	1
Other comprehensive loss	—	—	(46)	—	(46)
Equity in other comprehensive (loss) income of subsidiaries	(42)	(8)	—	50	—
Comprehensive income (loss)	278	20	337	(340)	295
Comprehensive income attributable to noncontrolling interests	—	—	17	—	17
Comprehensive income (loss) attributable to Delphi	$278	$20	$320	$(340)	$278

Statement of Comprehensive Income Three Months Ended March 31, 2013

	Parent Guarantors	Subsidiary Issuer	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Net income (loss)	$276	$64	$375	$(417)	$298
Other comprehensive income (loss):			—
Currency translation adjustments	—	—	(78)	—	(78)
Net change in unrecognized gain on derivative instruments, net of tax	—	—	6	—	6
Employee benefit plans adjustment, net of tax	—	—	17	—	17
Other comprehensive loss	—	—	(55)	—	(55)
Equity in other comprehensive (loss) income of subsidiaries	(55)	5	—	50	—
Comprehensive income (loss)	221	69	320	(367)	243
Comprehensive income attributable to noncontrolling interests	—	—	22	—	22
Comprehensive income (loss) attributable to Delphi	$221	$69	$298	$(367)	$221

Balance Sheet as of March 31, 2014

	Parent Guarantors	Subsidiary Issuer	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$32	$—	$946	$—	$978
Restricted cash	—	—	7	—	7
Accounts receivable, net	—	—	3,066	—	3,066
Intercompany receivables, current	411	1,274	1,639	(3,324)	—
Inventories	—	—	1,234	1	1,235
Other current assets	—	9	604	(19)	594
Total current assets	443	1,283	7,496	(3,342)	5,880
Long-term assets:
Intercompany receivables, long-term	586	902	1,298	(2,786)	—
Property, net	—	—	3,251	—	3,251
Investments in affiliates	—	—	229	—	229
Investments in subsidiaries	5,459	1,030	—	(6,489)	—
Intangible assets, net	—	—	1,190	—	1,190
Other long-term assets	—	40	589	3	632
Total long-term assets	6,045	1,972	6,557	(9,272)	5,302
Total assets	$6,488	$3,255	$14,053	$(12,614)	$11,182
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$—	$—	$31	$—	$31
Accounts payable	—	—	2,681	—	2,681
Intercompany payables, current	2,236	204	886	(3,326)	—
Accrued liabilities	5	19	1,212	(18)	1,218
Total current liabilities	2,241	223	4,810	(3,344)	3,930
Long-term liabilities:
Long-term debt	—	2,398	21	(1)	2,418
Intercompany payables, long-term	1,286	586	915	(2,787)	—
Pension benefit obligations	—	—	958	—	958
Other long-term liabilities	—	—	380	2	382
Total long-term liabilities	1,286	2,984	2,274	(2,786)	3,758
Total liabilities	3,527	3,207	7,084	(6,130)	7,688
Total Delphi shareholders’ equity	2,961	48	6,436	(6,484)	2,961
Noncontrolling interest	—	—	533	—	533
Total shareholders’ equity	2,961	48	6,969	(6,484)	3,494
Total liabilities and shareholders’ equity	$6,488	$3,255	$14,053	$(12,614)	$11,182

Balance Sheet as of December 31, 2013

	Parent Guarantors	Subsidiary Issuer	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$7	$—	$1,382	$—	$1,389
Restricted cash	—	—	4	—	4
Accounts receivable, net	—	—	2,662	—	2,662
Intercompany receivables, current	452	1,123	1,418	(2,993)	—
Inventories	—	—	1,102	(9)	1,093
Other current assets	1	10	600	(7)	604
Total current assets	460	1,133	7,168	(3,009)	5,752
Long-term assets:
Intercompany receivables, long-term	561	888	1,283	(2,732)	—
Property, net	—	—	3,216	—	3,216
Investments in affiliates	—	—	234	—	234
Investments in subsidiaries	5,181	1,130	—	(6,311)	—
Intangible assets, net	—	—	1,219	—	1,219
Other long-term assets	—	43	581	2	626
Total long-term assets	5,742	2,061	6,533	(9,041)	5,295
Total assets	$6,202	$3,194	$13,701	$(12,050)	$11,047
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$—	$25	$36	$—	$61
Accounts payable	—	—	2,595	—	2,595
Intercompany payables, current	2,008	204	771	(2,983)	—
Accrued liabilities	—	23	1,222	(7)	1,238
Total current liabilities	2,008	252	4,624	(2,990)	3,894
Long-term liabilities:
Long-term debt	—	2,339	12	—	2,351
Intercompany payables, long-term	1,283	571	888	(2,742)	—
Pension benefit obligations	—	—	959	—	959
Other long-term liabilities	—	—	409	—	409
Total long-term liabilities	1,283	2,910	2,268	(2,742)	3,719
Total liabilities	3,291	3,162	6,892	(5,732)	7,613
Total Delphi shareholders’ equity	2,911	32	6,286	(6,318)	2,911
Noncontrolling interest	—	—	523	—	523
Total shareholders’ equity	2,911	32	6,809	(6,318)	3,434
Total liabilities and shareholders’ equity	$6,202	$3,194	$13,701	$(12,050)	$11,047

Statement of Cash Flows for the Three Months Ended March 31, 2014

	Parent Guarantors	Subsidiary Issuer	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Net cash provided by operating activities	$45	$—	$91	$—	$136
Cash flows from investing activities:
Capital expenditures	—	—	(298)	—	(298)
Proceeds from sale of property/investments	—	—	1	—	1
Cost of business and technology acquisitions, net of cash acquired	—	—	—	—	—
Increase in restricted cash	—	—	(3)	—	(3)
Loans to affiliates	—	(180)	(438)	618	—
Repayments of loans from affiliates	—	30	229	(259)	—
Net cash used in investing activities	—	(150)	(509)	359	(300)
Cash flows from financing activities:
Net proceeds from other short-term debt agreements	—	—	3	—	3
Repayments under long-term debt agreements	—	(164)	—	—	(164)
Repayment of senior notes	—	(526)	—	—	(526)
Proceeds from issuance of senior notes, net of issuance costs	—	691	—	—	691
Dividend payments of consolidated affiliates to minority shareholders	—	—	(7)	—	(7)
Proceeds from borrowings from affiliates	384	234	—	(618)	—
Payments on borrowings from affiliates	(174)	(85)	—	259	—
Repurchase of ordinary shares	(153)	—	—	—	(153)
Distribution of cash dividends	(77)	—	—	—	(77)
Taxes withheld and paid on employees' restricted share awards	—	—	(8)	—	(8)
Net cash (used in) provided by financing activities	(20)	150	(12)	(359)	(241)
Effect of exchange rate fluctuations on cash and cash equivalents	—	—	(6)	—	(6)
Increase (decrease) in cash and cash equivalents	25	—	(436)	—	(411)
Cash and cash equivalents at beginning of period	7	—	1,382	—	1,389
Cash and cash equivalents at end of period	$32	$—	$946	$—	$978

Statement of Cash Flows for the Three Months Ended March 31, 2013

	Parent Guarantors	Subsidiary Issuer	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Net cash (used in) provided by operating activities	$(106)	$—	$255	$—	$149
Cash flows from investing activities:
Capital expenditures	—	—	(213)	—	(213)
Proceeds from sale of property/investments	—	—	2	—	2
Cost of business and technology acquisitions, net of cash acquired	—	—	2	—	2
Decrease in restricted cash	—	—	4	—	4
Loans to affiliates	—	(157)	(273)	430	—
Repayments of loans from affiliates	—	—	—	—	—
Net cash used in investing activities	—	(157)	(478)	430	(205)
Cash flows from financing activities:
Net repayments under other short-term debt agreements	—	—	(27)	—	(27)
Repayments under long-term debt agreements	—	(1,342)	—	—	(1,342)
Proceeds from issuance of senior secured term loans, net of issuance costs	—	560	—	—	560
Proceeds from issuance of senior notes, net of issuance costs	—	790	—	—	790
Dividend payments of consolidated affiliates to minority shareholders	—	—	(8)	—	(8)
Proceeds from borrowings from affiliates	281	149	—	(430)	—
Repurchase of ordinary shares	(122)	—	—	—	(122)
Distribution of cash dividends	(53)	—	—	—	(53)
Taxes withheld and paid on employees' restricted share awards	—	—	(14)	—	(14)
Net cash provided by (used in) financing activities	106	157	(49)	(430)	(216)
Effect of exchange rate fluctuations on cash and cash equivalents	—	—	(3)	—	(3)
Decrease in cash and cash equivalents	—	—	(275)	—	(275)
Cash and cash equivalents at beginning of period	2	—	1,103	—	1,105
Cash and cash equivalents at end of period	$2	$—	$828	$—	$830

20. SEGMENT REPORTING
Delphi operates its core business along the following operating segments, which are grouped on the basis of similar product, market and operating factors:

•	Electrical/Electronic Architecture, which includes complete electrical architecture and component products.

•
Powertrain Systems, which includes extensive systems integration expertise in gasoline, diesel and fuel handling and full end-to-end systems including fuel and air injection, combustion, electronics controls, exhaust handling, test and validation capabilities, aftermarket, and original equipment service.

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
The accounting policies of the segments are the same as those described in Note 2. Significant Accounting Policies, except that the disaggregated financial results for the segments have been prepared using a management approach, which is consistent with the basis and manner in which management internally disaggregates financial information for the purposes of assisting internal operating decisions. Generally, Delphi evaluates performance based on stand-alone segment net income before interest expense, other income (expense), net, income tax expense, equity income (loss), restructuring, other acquisition-related costs, asset impairments and equity income (loss), net of tax (“Adjusted Operating Income”) and accounts for inter-segment sales and transfers as if the sales or transfers were to third parties, at current market prices. Through December 31, 2013, the Company’s management believed that net income before depreciation and amortization (including long-lived asset and goodwill impairment), interest expense, other income (expense), net, income tax expense, equity income (loss), net of tax, restructuring and other acquisition-related costs (“Adjusted EBITDA”) was a meaningful measure of performance and it was used by management to analyze Company and stand-alone segment operating performance. Management also used Adjusted EBITDA for planning and forecasting purposes. Effective January 1, 2014, Delphi’s management began utilizing Adjusted Operating Income as the key performance measure of segment income or loss and for planning and forecasting purposes, as management believes this measure is most reflective of the operational profitability or loss of Delphi's operating segments. Segment Adjusted Operating Income should not be considered a substitute for results prepared in accordance with U.S. GAAP and should not be considered an alternative to net income attributable to Delphi, which is the most directly comparable financial measure to Adjusted Operating Income that is in accordance with U.S. GAAP. Segment Adjusted Operating Income, as determined and measured by Delphi, should also not be compared to similarly titled measures reported by other companies.
Included below are sales and operating data for Delphi’s segments for the three months ended March 31, 2014 and 2013.

	Electrical/ Electronic Architecture	Powertrain Systems	Electronics and Safety	Thermal Systems	Eliminations and Other (1)	Total
	(in millions)
For the Three Months Ended March 31, 2014:
Net sales	$2,111	$1,104	$730	$389	$(58)	$4,276
Depreciation and amortization	$64	$51	$19	$11	$—	$145
Adjusted operating income	$273	$115	$83	$12	$—	$483
Operating income	$258	$113	$77	$11	$—	$459
Equity income (loss)	$6	$2	$—	$2	$(2)	$8
Net income attributable to noncontrolling interest	$7	$9	$—	$5	$—	$21

	Electrical/ Electronic Architecture	Powertrain Systems	Electronics and Safety	Thermal Systems	Eliminations and Other (1)	Total
	(in millions)
For the Three Months Ended March 31, 2013:
Net sales	$1,921	$1,107	$693	$360	$(57)	$4,024
Depreciation and amortization	$54	$48	$18	$11	$—	$131
Adjusted operating income	$231	$114	$72	$14	$—	$431
Operating income	$218	$106	$61	$12	$—	$397
Equity income (loss)	$3	$—	$—	$5	$—	$8
Net income attributable to noncontrolling interest	$10	$8	$—	$4	$—	$22

(1)	Eliminations and Other includes the elimination of inter-segment transactions.
The reconciliation of Adjusted Operating Income to Operating Income includes restructuring and other acquisition-related costs. The reconciliation of Adjusted Operating Income to net income attributable to Delphi for the three months ended March 31, 2014 and 2013 are as follows:

	Electrical/ Electronic Architecture	Powertrain Systems	Electronics and Safety	Thermal Systems	Eliminations and Other	Total
	(in millions)
For the Three Months Ended March 31, 2014:
Adjusted operating income	$273	$115	$83	$12	$—	$483
Restructuring	(13)	(2)	(6)	(1)	—	(22)
Other acquisition-related costs	(2)	—	—	—	—	(2)
Operating income	$258	$113	$77	$11	$—	459
Interest expense						(35)
Other income, net						(16)
Income before income taxes and equity income						408
Income tax expense						(75)
Equity income, net of tax						8
Net income						$341
Net income attributable to noncontrolling interest						21
Net income attributable to Delphi						$320

	Electrical/ Electronic Architecture	Powertrain Systems	Electronics and Safety	Thermal Systems	Eliminations and Other	Total
	(in millions)
For the Three Months Ended March 31, 2013:
Adjusted operating income	$231	$114	$72	$14	$—	$431
Restructuring	(11)	(8)	(11)	(2)	—	(32)
Other acquisition-related costs	(2)	—	—	—	—	(2)
Operating income	$218	$106	$61	$12	$—	397
Interest expense						(36)
Other income, net						(34)
Income before income taxes and equity income						327
Income tax expense						(37)
Equity income, net of tax						8
Net income						$298
Net income attributable to noncontrolling interest						22
Net income attributable to Delphi						$276

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
This Quarterly Report on Form 10-Q, including the exhibits being filed as part of this report, as well as other statements made by Delphi Automotive PLC (“Delphi,” the “Company,” “we,” “us” and “our”), contain forward-looking statements that reflect, when made, the Company’s current views with respect to current events and financial performance. Such forward-looking statements are subject to many risks, uncertainties and factors relating to the Company’s operations and business environment, which may cause the actual results of the Company to be materially different from any future results, express or implied, by such forward-looking statements. All statements that address future operating, financial or business performance or the Company’s strategies or expectations are forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “will,” “should,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “projects,” “potential,” “outlook” or “continue,” and other comparable terminology. Factors that could cause actual results to differ materially from these forward-looking statements include, but are not limited to, the following: global economic conditions, including conditions affecting the credit market; the cyclical nature of automotive sales and production; the potential disruptions in the supply of and changes in the competitive environment for raw material integral to the Company’s products; the Company’s ability to maintain contracts that are critical to its operations; the ability of the Company to integrate and realize the benefits of recent acquisitions; the ability of the Company to attract, motivate and/or retain key executives; the ability of the Company to avoid or continue to operate during a strike, or partial work stoppage or slow down by any of its unionized employees or those of its principal customers, and the ability of the Company to attract and retain customers. Additional factors are discussed under the captions “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s filings with the Securities and Exchange Commission, including those set forth in the Company's Annual Report on Form 10-K for fiscal year ended December 31, 2013. New risks and uncertainties arise from time to time, and it is impossible for us to predict these events or how they may affect the Company. It should be remembered that the price of the ordinary shares and any income from them can go down as well as up. Delphi disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events and/or otherwise, except as may be required by law.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following management’s discussion and analysis of financial condition and results of operations (“MD&A”) is intended to help you understand the business operations and financial condition of the Company for the three months ended March 31, 2014. This discussion should be read in conjunction with Item 1. Financial Statements. Our MD&A is presented in eight sections:

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
Our total net sales during the three months ended March 31, 2014 were $4.3 billion, an increase of 6% compared to the same period of 2013. The increase in our total net sales is attributable to increased sales in North America and Asia Pacific. Although our net sales in Europe also increased modestly in the first quarter, reflecting signs of stabilization in the European economy, our sales continue to be impacted by persisting economic uncertainties in the region which have resulted in tepid growth in OEM production. Partially offsetting these increases were reduced sales in our smallest region, South America, resulting from continued reductions in OEM production schedules. Our overall lean cost structure, along with improving sales in North America as the U.S. economy continues to strengthen, and above-market sales growth in the Asia Pacific region, specifically China, enabled us to maintain strong gross margins consistent with the prior year period.
We are focused on maintaining a low fixed cost structure that we believe provides us flexibility to remain profitable despite decreases in industry volumes and throughout the traditional vehicle industry production cycle. Accordingly, we will continue to adjust our cost structure and manufacturing footprint in response to continued economic uncertainties, as evidenced by the restructuring activities, including the actions related to the integration of MVL, we initiated in the fourth quarter of 2012 and first quarter of 2013 totaling approximately $375 million. These restructuring actions are principally focused on the European region, and are expected to be substantially completed in the first half of 2014. As we continue to operate in a cyclical industry that is impacted by movements in the global and regional economies, we continually evaluate opportunities to further adjust our cost structure. We believe our strong balance sheet coupled with our flexible cost structure will position us to capitalize on any strengthening of the global economy and improvements in OEM production volumes.
Trends, Uncertainties and Opportunities
Rate of economic recovery. Our business is directly related to automotive sales and automotive vehicle production by our customers. Automotive sales depend on a number of factors, including economic conditions. Although global automotive vehicle production increased approximately 3% from 2012 to 2013 and we expect it to increase by an additional 2% in 2014, the economic recovery has been uneven from a regional perspective. Economic uncertainties continue to persist in Europe, resulting in reduced consumer demand for vehicles and essentially flat vehicle production in Europe in 2013 as compared to 2012, with an increase of 1% expected in 2014 as compared to 2013 in the region. Continued economic weakness in Europe or weakness in North America or Asia could result in a significant reduction in automotive sales and production by our customers, which would have an adverse effect on our business, results of operations and financial condition. Additionally, volatility in oil and gasoline prices negatively impacts consumer confidence and automotive sales, as well as the mix of future sales (from trucks and sport utility vehicles toward smaller, fuel-efficient passenger cars). While our diversified customer and geographic revenue base have well positioned us to withstand the impact of industry downturns and benefit from industry upturns, shifts to vehicles with less content would adversely impact our profitability.
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
We have a strong presence in China, where we have operated for approximately 20 years. All of our business segments have operations and sales in China. As a result, we have well-established relationships with all of the major OEMs in China. We generated approximately $2.7 billion in revenue from China in 2013. With only 22 of our 33 offered products locally manufactured in 2013, we believe we have the opportunity to expand additional product lines into China, and as a result, we see further growth potential.
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
Engineering, design & development. Our history and culture of innovation have enabled us to develop significant intellectual property and design and development expertise to provide advanced technology solutions that meet the demands of our customers. We have a team of more than 19,000 scientists, engineers and technicians as of December 31, 2013 focused on developing leading product solutions for our key markets, located at 15 major technical centers in Brazil, China, France, Germany, India, Luxembourg, Mexico, Poland, South Korea, the United Kingdom and the United States. We invest approximately $1.7 billion (which includes approximately $400 million of co-investment by customers and government agencies) annually in research and development and engineering, to maintain our portfolio of innovative products, and owned/

held approximately 8,000 patents and protective rights as of December 31, 2013. We also encourage “open innovation” and collaborate extensively with peers in the industry, government agencies and academic institutions. Our technology competencies are recognized by both customers and suppliers, as well as by government agencies, who have co-invested approximately $400 million annually in new product development, accelerating the pace of innovation and reducing the risk associated with successful commercialization of technological breakthroughs.
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
We are focused on maintaining a low fixed cost structure that provides us flexibility to remain profitable despite decreases in industry volumes and at all points of the traditional vehicle industry production cycle. We believe that our lean cost structure will allow us to remain profitable throughout the traditional vehicle industry production cycle. As a result, approximately 94% of our hourly workforce is located in low cost countries. Furthermore, we have substantial operational flexibility by leveraging a large workforce of temporary workers, which represented approximately 31% of the hourly workforce as of March 31, 2014. However, we will continue to adjust our cost structure and manufacturing footprint in response to continued economic uncertainties. As we continue to operate in a cyclical industry that is impacted by movements in the global and regional economies, we continually evaluate opportunities to further adjust our cost structure.
We have a strong balance sheet with gross debt of approximately $2.4 billion and substantial liquidity of approximately $2.5 billion of cash and cash equivalents and available financing under our Revolving Credit Facility (as defined below in Liquidity and Capital Resources) as of March 31, 2014, and no significant U.S. defined benefit or workforce postretirement health care benefits and employer-paid postretirement basic life insurance benefits (“OPEB”) liabilities. We intend to maintain strong financial discipline targeting industry-leading earnings growth, cash flow generation and return on invested capital and to maintain sufficient liquidity to sustain our financial flexibility throughout the industry cycle.
OEM Product Recalls. There has been a recent increase in the number of vehicles recalled by OEMs in North America. These recalls can either be initiated by the OEMs or influenced by regulatory agencies. Although we have not experienced any significant impacts to date, it is possible that we may be adversely affected in the future if this recent increase continues.
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
Three Months Ended March 31, 2014 versus Three Months Ended March 31, 2013
The results of operations for the three months ended March 31, 2014 and 2013 were as follows:

	Three Months Ended March 31,
	2014		2013		Favorable/ (unfavorable)
	(dollars in millions)
Net sales	$4,276		$4,024		$252
Cost of sales	3,508		3,339		(169)
Gross margin	768	18.0%	685	17.0%	83
Selling, general and administrative	261		230		(31)
Amortization	26		26		—
Restructuring	22		32		10
Operating income	459		397		62
Interest expense	(35)		(36)		1
Other income (expense), net	(16)		(34)		18
Income before income taxes and equity income	408		327		81
Income tax expense	(75)		(37)		(38)
Income before equity income	333		290		43
Equity income, net of tax	8		8		—
Net income	341		298		43
Net income attributable to noncontrolling interest	21		22		(1)
Net income attributable to Delphi	$320		$276		$44

Total Net Sales
Below is a summary of our total net sales for the three months ended March 31, 2014 versus March 31, 2013.

	Three Months Ended March 31,			Variance Due To:
	2014	2013	Favorable/ (unfavorable)	Volume, net of contractual price reductions	FX	Commodity pass- through	Other	Total
	(in millions)			(in millions)
Total net sales	$4,276	$4,024	$252	$229	$43	$(20)	$—	$252

Total net sales for the three months ended March 31, 2014 increased 6% compared to the three months ended March 31, 2013. We experienced volume growth of 7% for the period as a result of increased sales in North America and Asia Pacific, partially offset by contractual price reductions.

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
Cost of sales increased $169 million for the three months ended March 31, 2014 compared to the three months ended March 31, 2013, as summarized below. The Company's material cost of sales was approximately 50% of net sales in both the three months ended March 31, 2014 and March 31, 2013.

	Three Months Ended March 31,			Variance Due To:
	2014	2013	Favorable/ (unfavorable)	Volume (a)	FX	Operational performance	Other	Total
	(dollars in millions)			(in millions)
Cost of sales	$3,508	$3,339	$(169)	$(225)	$(29)	$88	$(3)	$(169)
Gross margin	$768	$685	$83	$3	$14	$88	$(22)	$83
Percentage of net sales	18.0%	17.0%

(a)	Presented net of contractual price reductions for gross margin variance.
The increase in cost of sales reflects increased volumes before contractual price reductions for the three month period and unfavorable currency impacts resulting from fluctuations in currency exchange rates, partially offset by improved operational performance.

Selling, General and Administrative Expense

	Three Months Ended March 31,
	2014	2013	Favorable/ (unfavorable)
	(dollars in millions)
Selling, general and administrative expense	$261	$230	$(31)
Percentage of net sales	6.1%	5.7%
Selling, general and administrative expense (“SG&A”) includes administrative expenses, information technology costs and incentive compensation related costs, and increased slightly as a percentage of sales for the three months ended March 31, 2014 compared to 2013 due to an increase in accruals for incentive compensation, Information Technology costs and for other service providers.

Amortization

	Three Months Ended March 31,
	2014	2013	Favorable/ (unfavorable)
	(in millions)
Amortization	$26	$26	$—
Amortization expense reflects the non-cash charge related to definite-lived intangible assets. The relative consistency in amortization during the three months ended March 31, 2014 compared to 2013 reflects continued amortization of our definite-lived intangible assets, which resulted primarily from the acquisition of MVL in October 2012, over their estimated useful lives.

Restructuring

	Three Months Ended March 31,
	2014	2013	Favorable/ (unfavorable)
	(dollars in millions)
Restructuring	$22	$32	$10
Percentage of net sales	0.5%	0.8%
The decrease in restructuring expense during the three months ended March 31, 2014 as compared to 2013 is due to the initiation of various restructuring actions, primarily in Europe, in the fourth quarter of 2012 and in the first quarter of 2013 which are expected to total approximately $375 million. These restructuring actions were initiated in response to lower OEM production volumes in Europe and continued economic uncertainties, and include workforce reductions, as well as plant closures, and are expected to be substantially completed during the first half of 2014.
Refer to Note 7. Restructuring to the consolidated financial statements for additional information.

Interest Expense

	Three Months Ended March 31,
	2014	2013	Favorable/ (unfavorable)
	(in millions)
Interest expense	$35	$36	$1
The decrease in interest expense reflects the issuance of $700 million of 4.15% 10-year unsecured senior notes in the first quarter of 2014, offset by a reduction in interest expense from the repayment of a portion of the Tranche A Term Loan and the redemption of the 5.875% 2011 senior notes.
Refer to Note 8. Debt to the consolidated financial statements for additional information.

Other Income, net

	Three Months Ended March 31,
	2014	2013	Favorable/ (unfavorable)
	(in millions)
Other income (expense), net	$(16)	$(34)	$18
The increase in other income, net for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013 is a result of Delphi repaying a portion of the Tranche A Term Loan and redeeming the 5.875% 2011 senior notes during the three months ended March 31, 2014, resulting in a loss on extinguishment of debt of $34 million. Additionally, during the three months ended March 31, 2014, Delphi reached a final settlement with its insurance carrier related to a business interruption insurance claim, and received proceeds from the settlement of approximately $14 million, net of related costs and expenses.
During the three months ended March 31, 2013, Delphi amended its Credit Agreement and repaid the entire balance of the Tranche B Term Loan from the Original Credit Agreement, resulting in a loss on extinguishment of debt of $39 million.
Refer to Note 16. Other income, net and Note 8. Debt to the consolidated financial statements included herein for additional information.

Income Taxes

	Three Months Ended March 31,
	2014	2013	Favorable/ (unfavorable)
	(in millions)
Income tax expense	$75	$37	$(38)
The Company’s effective tax rate was impacted by the expiration of the U.S. research and development credit in 2014. The Company’s effective tax rate was also impacted by the tax expense (benefit) associated with unusual or infrequent items for the respective interim period as illustrated in the following table:

	Three Months Ended March 31,
	2014	2013
	(in millions)
Tax credits (1)	$—	$(22)
Withholding taxes (2)	—	4
Other change in tax reserves (3)	(3)	1
Other adjustments	(1)	1
Income tax expense (benefit) associated with unusual or infrequent items	$(4)	$(16)

(1)	For the three months ended March 31, 2013, the tax benefit relates to the retroactive reinstatement of the U.S. research and development tax credit under The American Taxpayer Relief Act of 2012.

(2)	For the three months ended March 31, 2013, the tax expense relates to the true-up of the withholding tax liability on the undistributed earnings of an equity method investment.

(3)	For the three months ended March 31, 2014 and 2013, the tax benefit and expense, respectively, primarily relate to adjustments in tax reserves which were individually insignificant.

Equity Income

	Three Months Ended March 31,
	2014	2013	Favorable/ (unfavorable)
	(in millions)
Equity income, net of tax	$8	$8	$—
Equity income, net of tax reflects Delphi’s interest in the results of ongoing operations of entities accounted for as equity-method investments. Equity income for the three months ended March 31, 2014 was consistent as compared to the three months ended March 31, 2013 primarily due to the consistent performance of our joint ventures.
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

Through December 31, 2013, we evaluated performance based on stand-alone segment Adjusted EBITDA and accounted for inter-segment sales and transfers as if the sales or transfers were to third parties, at current market prices. Our management believed that Adjusted EBITDA was a meaningful measure of performance and it was used by management to analyze Company and stand-alone segment operating performance. Management also used Adjusted EBITDA for planning and forecasting purposes. Effective January 1, 2014, our management began utilizing segment Adjusted Operating Income as the key performance measure of segment income or loss and for planning and forecasting purposes, as management believes this measure is most reflective of the operational profitability or loss of our operating segments. Segment Adjusted Operating Income should not be considered a substitute for results prepared in accordance with U.S. GAAP and should not be considered an alternative to net income attributable to Delphi, which is the most directly comparable financial measure to Adjusted Operating Income that is in accordance with U.S. GAAP. Segment Adjusted Operating Income, as determined and measured by Delphi, should also not be compared to similarly titled measures reported by other companies.
The reconciliation of Adjusted Operating Income to Operating Income includes restructuring and other acquisition-related costs. The reconciliation of Adjusted Operating Income to net income attributable to Delphi for the three months ended March 31, 2014 and 2013 are as follows:

	Electrical/ Electronic Architecture	Powertrain Systems	Electronics and Safety	Thermal Systems	Eliminations and Other	Total
	(in millions)
For the Three Months Ended March 31, 2014:
Adjusted Operating income	$273	$115	$83	$12	$—	$483
Restructuring	(13)	(2)	(6)	(1)	—	(22)
Other acquisition-related costs	(2)	—	—	—	—	(2)
Operating income	$258	$113	$77	$11	$—	459
Interest expense						(35)
Other income, net						(16)
Income before income taxes and equity income						408
Income tax expense						(75)
Equity income, net of tax						8
Net income						$341
Net income attributable to noncontrolling interest						21
Net income attributable to Delphi						$320

	Electrical/ Electronic Architecture	Powertrain Systems	Electronics and Safety	Thermal Systems	Eliminations and Other	Total
	(in millions)
For the Three Months Ended March 31, 2013:
Adjusted Operating income	$231	$114	$72	$14	$—	$431
Restructuring	(11)	(8)	(11)	(2)	—	(32)
Other acquisition-related costs	(2)	—	—	—	—	(2)
Operating income	$218	$106	$61	$12	$—	397
Interest expense						(36)
Other income, net						(34)
Income before income taxes and equity income						327
Income tax expense						(37)
Equity income, net of tax						8
Net income						$298
Net income attributable to noncontrolling interest						22
Net income attributable to Delphi						$276
Net sales, gross margin as a percentage of net sales and Adjusted Operating Income by segment for the three months ended March 31, 2014 and 2013 are as follows:
Net Sales by Segment

	Three Months Ended March 31,			Variance Due To:
	2014	2013	Favorable/ (unfavorable)	Volume, net of contractual price reductions	FX	Commodity Pass-through	Other	Total
	(in millions)			(in millions)
Electrical/Electronic Architecture	$2,111	$1,921	$190	$203	$8	$(20)	$(1)	$190
Powertrain Systems	1,104	1,107	(3)	(24)	22	—	(1)	(3)
Electronics and Safety	730	693	37	24	12	—	1	37
Thermal Systems	389	360	29	28	2	—	(1)	29
Eliminations and Other	(58)	(57)	(1)	(2)	(1)	—	2	(1)
Total	$4,276	$4,024	$252	$229	$43	$(20)	$—	$252
Gross Margin Percentage by Segment

	Three Months Ended March 31,
	2014	2013
Electrical/Electronic Architecture	18.8%	17.8%
Powertrain Systems	18.7%	18.0%
Electronics and Safety	18.2%	16.0%
Thermal Systems	8.5%	9.2%
Eliminations and Other	—%	—%
Total	18.0%	17.0%

Adjusted Operating Income by Segment

	Three Months Ended March 31,			Variance Due To:
	2014	2013	Favorable/ (unfavorable)	Volume, net of contractual price reductions	Operational performance	Other	Total
	(in millions)			(in millions)
Electrical/Electronic Architecture	$273	$231	$42	$36	$32	$(26)	$42
Powertrain Systems	115	114	1	(15)	25	(9)	1
Electronics and Safety	83	72	11	(16)	29	(2)	11
Thermal Systems	12	14	(2)	(2)	3	(3)	(2)
Eliminations and Other	—	—	—	—	—	—	—
Total	$483	$431	$52	$3	$89	$(40)	$52
As noted in the table above, Adjusted Operating Income for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013 was impacted by volume and contractual price reductions including product mix, and operational performance improvements, as well as the following items included in Other in the table above:

•	$14 million of increased depreciation and amortization; and

•	Increased accruals for incentive compensation and costs for service providers.
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
As of March 31, 2014, we had cash and cash equivalents of $1.0 billion and net debt (defined as outstanding debt less cash and cash equivalents) of $1.5 billion. We also have access to additional liquidity pursuant to the terms of the $1.5 billion Revolving Credit Facility and the €350 million committed European accounts receivable factoring facility described below. We expect existing cash, available liquidity and cash flows from operations to continue to be sufficient to fund our global operating activities, including restructuring payments, any mandatory payments required under the Credit Agreement as described below, dividends on ordinary shares and capital expenditures. We also continue to expect to be able to move funds between different countries to manage our global liquidity needs without material adverse tax implications, subject to current monetary policies and to the terms of the Credit Agreement. Based on this, we believe we possess sufficient liquidity to fund our operations and capital investments in 2014 and beyond.
Share Repurchases
In January 2012, the Board of Directors authorized a share repurchase program of up to $300 million of ordinary shares, which was fully satisfied in September 2012. Subsequently, in September 2012, the Board of Directors authorized a share repurchase program of up to $750 million of ordinary shares, which was fully satisfied in April 2014. In January 2014, the Board of Directors authorized a new share repurchase program of up to $1 billion of ordinary shares. This share repurchase program provides for share purchases in the open market or in privately negotiated transactions, depending on share price, market conditions and other factors, as determined by the Company. This program commenced following the completion of the Company's September 2012 share repurchase program in April 2014.
A summary of the ordinary shares repurchased during the three months ended March 31, 2014 and March 31, 2013 is as follows:

	Three Months Ended March 31,
	2014	2013
Total Number of Shares Repurchased	2,376,391	2,850,000
Average Price Paid per Share	$66.14	$42.79
Total (in millions)	$157	$122
As of March 31, 2014, approximately $33 million and $1 billion of share repurchases remained available under the September 2012 and January 2014 share repurchase programs, respectively. During the period from April 1, 2014 to April 23, 2014, the Company repurchased an additional $47 million worth of shares pursuant to an automatic trading plan with set trading instructions established by the Company. As a result, approximately $986 million of share repurchases remain available under the January 2014 share repurchase program. All repurchased shares were retired.
Dividends to Holders of Ordinary Shares
On February 26, 2013, the Board of Directors approved the initiation of dividend payments on the Company's ordinary shares and declared a regular quarterly cash dividend. In January 2014, the Board of Directors increased the annual dividend rate from $0.68 to $1.00 per ordinary share, and declared a regular quarterly cash dividend of $0.25 per ordinary share. The Company has declared and paid cash dividends per common share during the periods presented as follows:

	Dividend	Amount
	Per Share	(in millions)
2014:
First Quarter	$0.25	$77

2013:
Fourth Quarter	$0.17	$52
Third Quarter	0.17	53
Second Quarter	0.17	53
First Quarter	0.17	53
Total	$0.68	$211

In addition, in April 2014, the Board of Directors declared a regular quarterly cash dividend of $0.25 per ordinary share, payable on May 28, 2014 to shareholders of record at the close of business on May 14, 2014.
Dividends from Equity Investees
During the three months ended March 31, 2014, Delphi received a dividend of $10 million from one of its equity method investments. During the three months ended March 31, 2013, Delphi received a dividend of $9 million from one of its equity method investments. The dividends were recognized as a reduction to the investment and represented a return on investment included in cash flows from operating activities.
Credit Agreement
In March 2011, in conjunction with the redemption of membership interests from Class A and Class C membership interest holders, Delphi Corporation (the "Issuer") entered into a credit agreement with JPMorgan Chase Bank, N.A., as lead arranger and administrative agent (the "Original Credit Agreement"), which provided for $3.0 billion in senior secured credit facilities consisting of term loans (as subsequently amended from time to time, the “Tranche A Term Loan” and the “Tranche B Term Loan,” respectively) and a revolving credit facility (as subsequently amended from time to time, the “Revolving Credit Facility”). The Original Credit Agreement was amended and restated on each of May 17, 2011 (the “May 2011 Credit Agreement”), September 14, 2012 (the “2012 Credit Agreement”) and March 1, 2013 (the Original Credit Agreement and each amendment and restatement of the Original Credit Agreement are individually and collectively referred to herein as the “Credit Agreement”). The May 2011 Credit Agreement, which was entered into simultaneously with the issuance of senior unsecured notes in the amount of $1 billion (as more fully described below), reduced the total size of the senior secured credit facilities to $2.4 billion. Under the 2012 Credit Agreement, the Company increased the Revolving Credit Facility to $1.3 billion and the Tranche A Term Loan to $574 million and used the incremental proceeds to pay a portion of the cost of acquiring MVL. On March 1, 2013, following the unsecured note issuance in February 2013 (as more fully described below), the Tranche B Term Loan was fully repaid, the Tranche A Term Loan was increased to $575 million, the Revolving Credit Facility was increased to $1.5 billion, and the terms of the Tranche A Term Loan and the Revolving Credit Facility were extended to March 1, 2018. The March 31, 2013 amendments resulted in the recognition of a loss on debt extinguishment of $39 million during the three months ended March 31, 2013. Approximately $14 million in issuance costs were paid in conjunction with the March 2013 amendment. In conjunction with the unsecured note issuance in March 2014 (as more fully described below), Delphi repaid a portion of its indebtedness on the Tranche A Term Loan, which resulted in the recognition of a loss on debt extinguishment related to this repayment of approximately $1 million during the three months ended March 31, 2014.
Unamortized debt issuance costs associated with the Tranche A Term Loan and Revolving Credit Facility of $24 million are being amortized over the term of the Credit Agreement, as extended pursuant to the March 1, 2013 amendment. At March 31, 2014 the Revolving Credit Facility was undrawn and Delphi had approximately $10 million in letters of credit issued under the Credit Agreement. The maximum amount drawn under the Revolving Credit Facility during the three months ended March 31, 2014 to manage intra-month working capital needs was $85 million. Letters of credit issued under the Credit Agreement reduce availability under the Revolving Credit Facility.
Loans under the Credit Agreement bear interest, at Delphi Corporation's option, at either (a) the Administrative Agent’s Alternate Base Rate (“ABR” as defined in the Credit Agreement) or (b) the London Interbank Offered Rate (“Adjusted LIBO Rate” as defined in the Credit Agreement) (“LIBOR”) plus in either case a percentage per annum as set forth in the table below

(the “Applicable Rate”). The Applicable Rates under the Credit Agreement on the specified dates are set forth below:

	March 31, 2014		December 31, 2013
	LIBOR plus	ABR plus	LIBOR plus	ABR plus
Revolving Credit Facility	1.25%	0.25%	1.25%	0.25%
Tranche A Term Loan	1.25%	0.25%	1.25%	0.25%
The Applicable Rate under the Credit Agreement may increase or decrease from time to time based on changes in credit ratings with the minimum interest level of 0.00% and maximum level of 2.25%. Accordingly, the interest rate will fluctuate during the term of the Credit Agreement based on changes in the ABR, LIBOR or future changes in our corporate credit ratings. The Credit Agreement also requires that the Issuer pay certain commitment fees on the unused portion of the Revolving Credit Facility and certain letter of credit issuance and fronting fees.
The interest rate period with respect to LIBOR interest rate options can be set at one-, two-, three-, or six-months as selected by the Issuer in accordance with the terms of the Credit Agreement (or other period as may be agreed by the applicable lenders), but payable no less than quarterly. The Issuer may elect to change the selected interest rate in accordance with the provisions of the Credit Agreement. As of March 31, 2014, the Issuer selected the one-month LIBOR interest rate option, as detailed in the table below, and the amounts outstanding, and rates effective as of March 31, 2014 were based on Delphi’s current credit rating and the Applicable Rate for the Credit Agreement:

		Borrowings as of
		March 31, 2014	Rates effective as of
	LIBOR plus	(in millions)	March 31, 2014
Revolving Credit Facility	1.25%	$—	—%
Tranche A Term Loan	1.25%	400	1.4375%
The Issuer was obligated to make quarterly principal payments throughout the term of the Tranche A Term Loan according to the amortization schedule in the Credit Agreement. In conjunction with the partial repayment of the Tranche A Term Loan during the three months ended March 31, 2014, all principal payment obligations have been satisfied through March 1, 2018. Borrowings under the Credit Agreement are prepayable at the Issuer's option without premium or penalty. The Credit Agreement also contains certain mandatory prepayment provisions in the event the Company receives net cash proceeds from any asset sale or casualty event. No mandatory prepayments under these provisions have been made or are due through March 31, 2014.
The Credit Agreement contains certain covenants that limit, among other things, the Company’s (and the Company’s subsidiaries’) ability to incur additional indebtedness or liens, to dispose of assets, to make certain investments, to prepay certain indebtedness and to pay dividends, or to make other distributions or redemptions/repurchases, in respect of the Company’s equity interests. In addition, the Credit Agreement requires that the Company maintain a consolidated leverage ratio (the ratio of Consolidated Total Indebtedness to Consolidated EBITDA, each as defined in the Credit Agreement) of less than 2.75 to 1.0. The Credit Agreement also contains events of default customary for financings of this type. The Company was in compliance with the Credit Agreement covenants as of March 31, 2014. In the first quarter of 2014, the Company satisfied credit rating-related conditions to the suspension of many of the restrictive covenants and the mandatory prepayment provisions relating to asset sales and casualty events discussed above. Such covenants and prepayment obligations are required to be reinstated if the applicable credit rating criteria are no longer satisfied.
As of March 31, 2014, all obligations under the Credit Agreement are borrowed by Delphi Corporation and jointly and severally guaranteed by its direct and indirect parent companies, subject to certain exceptions set forth in the Credit Agreement.
Prior to the first quarter of 2014, certain of Delphi Automotive PLC's direct and indirect subsidiaries, which are directly or indirectly 100% owned by Delphi Automotive PLC, fully and unconditionally guaranteed all obligations under the Credit Agreement. In addition, all obligations under the Credit Agreement, including the guaranties of those obligations, were originally secured by certain assets of Delphi Corporation and the guarantors, including substantially all of the assets of Delphi Automotive PLC, and its U.S. subsidiaries, and certain assets of Delphi Corporation’s direct and indirect parent companies. All guarantees of Delphi Corporation's subsidiaries and all then-existing security interests were released during the three months ended March 31, 2014 when the Company satisfied certain credit-rating related and other conditions under the terms of the Credit Agreement. Such security interests and subsidiary guarantees may be reinstated at the election of the lenders if the applicable credit rating criteria are no longer satisfied.

Senior Notes
On May 17, 2011, Delphi Corporation issued $500 million of 5.875% senior unsecured notes due 2019 (the "5.875% 2011 Senior Notes") and $500 million of 6.125% senior unsecured notes due 2021 (the "6.125% 2011 Senior Notes") (collectively, the “2011 Senior Notes”) in a transaction exempt from registration under Rule 144A and Regulation S of the Securities Act of 1933 (the “Securities Act”). Delphi paid approximately $23 million of debt issuance costs in connection with the 2011 Senior Notes. The net proceeds of approximately $1 billion as well as cash on hand were used to pay down amounts outstanding under the Original Credit Agreement. In May 2012, Delphi Corporation completed a registered exchange offer for all of the 2011 Senior Notes (the “New Senior Notes”). No proceeds were received by Delphi Corporation as a result of the exchange. In March 2014, Delphi redeemed for cash the entire $500 million aggregate principal amount outstanding of the 5.875% 2011 Senior Notes. The redemption was financed by a portion of the proceeds received from the issuance of the 2014 Senior Notes, as defined below. As a result of the redemption of the 5.875% 2011 Senior Notes, Delphi recognized a loss on debt extinguishment of approximately $33 million during the three months ended March 31, 2014.
Interest on the outstanding New Senior Notes is payable semi-annually on May 15 and November 15 of each year to holders of record at the close of business on May 1 or November 1 immediately preceding the interest payment date.
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
On March 3, 2014, Delphi Corporation issued $700 million in aggregate principal amount of 4.15% senior unsecured notes due 2024 (the “2014 Senior Notes”) in a transaction registered under the Securities Act. The 2014 Senior Notes were priced at 99.649% of par, resulting in a yield to maturity of 4.193%. The proceeds were primarily utilized to redeem the 5.875% 2011 Senior Notes and to repay a portion of the Tranche A Term Loan. Delphi paid approximately $6 million of issuance costs in connection with the 2014 Senior Notes. Interest is payable semi-annually on March 15 and September 15 of each year to holders of record at the close of business on March 1 or September 1 immediately preceding the interest payment date.
Although the specific terms of each indenture governing each series of senior notes vary, the indentures contain certain restrictive covenants, including with respect to Delphi's (and Delphi's subsidiaries) ability to incur liens, enter into sale and leaseback transactions and merge with or into other entities. As of March 31, 2014, the Company was in compliance with the provisions of all series of the outstanding senior notes.
All series of senior notes are fully and unconditionally guaranteed, jointly and severally, by Delphi Automotive PLC and by certain of Delphi Corporation's direct and indirect parent companies, subject to customary release provisions (other than in the case of Delphi Automotive PLC). Prior to the first quarter of 2014, certain of Delphi Corporation’s direct and indirect subsidiaries, which were directly or indirectly 100% owned by Delphi Automotive PLC, fully and unconditionally guaranteed all series of senior notes then outstanding; however, all Delphi Corporation subsidiary guarantees were released during the three months ended March 31, 2014 because such guarantors no longer guaranteed the Credit Agreement.
Other Financing
Accounts receivable factoring—Various accounts receivable factoring facilities are maintained in Europe and are accounted for as short-term debt. These uncommitted factoring facilities are available through various financial institutions. Additionally, in 2013 Delphi entered into a new accounts receivable factoring agreement in Europe to replace and consolidate its European factoring facilities. The new agreement is a €350 million committed facility, with borrowings under the new program being subject to the availability of eligible accounts receivable. As of March 31, 2014 and December 31, 2013, $1 million and $1 million, respectively, were outstanding under these European accounts receivable factoring facilities.
Capital leases and other—As of March 31, 2014 and December 31, 2013, approximately $50 million and approximately $47 million, respectively, of other debt issued by certain non-U.S. subsidiaries and capital lease obligations were outstanding.
Government Programs—Delphi commonly seeks manufacturing development and financial assistance incentive programs that may be awarded by government entities. Delphi has numerous technology and manufacturing development programs that are competitively awarded from agencies of the U.S. Federal Government. These U.S. based programs are from the U.S. Department of Transportation (“DOT”), the U.S. Department of Energy (“DOE”), and the U.S. Department of Defense (“DoD”). We received approximately $2 million from these Federal agencies in the three months ended March 31, 2014 for work performed. We continue to pursue many technology development programs by bidding on competitively procured programs from DOT, DOE and DoD. Some of these programs were bid with us being the lead or “Prime Contractor”, and some were bid with us as a “Subrecipient” to the Prime Contractor.

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
Operating Activities. Net cash provided by operating activities totaled $136 million and $149 million for the three months ended March 31, 2014 and 2013, respectively. The $13 million decrease primarily reflects increased working capital requirements and higher payments for restructuring programs, partially offset by increased earnings. Cash flow from operating activities for the three months ended March 31, 2014 consisted primarily of net earnings of $341 million increased by $179 million for non-cash charges for depreciation and amortization and extinguishment of debt, partially offset by $434 million related to changes in operating assets and liabilities, net of restructuring and pension contributions. Cash flow from operating activities for the three months ended March 31, 2013 consisted of primarily of net earnings of $298 million increased by $170 million for non-cash charges for depreciation and amortization and extinguishment of debt, partially offset by $352 million related to changes in operating assets and liabilities, net of restructuring and pension contributions.
Investing Activities. Net cash used in investing activities totaled $300 million and $205 million for the three months ended March 31, 2014 and 2013, respectively. The increase is primarily due to the increase in capital expenditures of $85 million.
Financing Activities. Net cash used in financing activities totaled $241 million and $216 million for the three months ended March 31, 2014 and 2013, respectively. The increase in net cash used in financing activities during the three months ended March 31, 2014 compared to the three months ended March 31, 2013 is primarily due to the use of an incremental $31 million of cash on hand in 2014 as compared to 2013 to repurchase ordinary shares and the increase of $24 million in cash dividends paid on Delphi's ordinary shares. Additionally, the net proceeds of approximately $691 million received from the issuance of the 4.15% senior unsecured notes due 2024 were primarily used to redeem the 5.875% 2011 Senior Notes and to repay a portion of the Tranche A Term Loan. In the three months ended March 31, 2013, the net proceeds of approximately $790 million received from the issuance of the 5.00% senior unsecured notes due in 2023 were used in conjunction with the amendment of the 2012 Credit Agreement to pay off in its entirety the $773 million of the Tranche B Term Loan.
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
Critical Accounting Estimates
There have been no significant changes in our critical accounting estimates during the three months ended March 31, 2014.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes to the information concerning our exposures to market risk as stated in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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
As of March 31, 2014, the Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated, for disclosure purposes, the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective to provide reasonable assurance that the desired control objectives were achieved as of March 31, 2014.
Changes in Internal Control over Financial Reporting
There were no material changes in the Company’s internal controls over financial reporting during the three months ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
We are from time to time subject to various actions, claims, suits, government investigations, and other proceedings incidental to our business, including those arising out of alleged defects, breach of contracts, competition and antitrust matters, product warranties, intellectual property matters, personal injury claims and employment-related matters. For a description of risks related to various legal proceedings and claims, see Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2013. For a description of our outstanding material legal proceedings, see Note 10. Commitments and Contingencies to the unaudited consolidated financial statements included in this report.

ITEM 1A. RISK FACTORS
There have been no material changes in risk factors for the Company in the period covered by this report. For information regarding factors that could affect the Company’s results of operations, financial condition and liquidity, see the risk factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
A summary of our ordinary shares repurchased during the three months ended March 31, 2014, is shown below:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (in millions) (3)
January 1, 2014 to January 31, 2014	—	$—	—	$1,190
February 1, 2014 to February 28, 2014	727,227	65.74	727,227	1,142
March 1, 2014 to March 31, 2014	1,649,164	66.31	1,649,164	1,033
Total	2,376,391	66.14	2,376,391

(1)
The total number of shares purchased under the Board authorized plans are described below. The number of shares purchased excludes the 131,913 shares granted for vested RSUs during the three months ended March 31, 2014 that were withheld to cover minimum withholding taxes.

(2)	Excluding commissions.

(3)
In January 2014, the Board of Directors authorized a new share repurchase program of up to $1 billion. This program follows the completion of the previously announced share repurchase programs of $300 million and $750 million, which were approved by the Board of Directors and commenced in January 2012 and September 2012, respectively. The timing of repurchases is dependent on price, market conditions and applicable regulatory requirements.

ITEM 6.    EXHIBITS

Exhibit Number	Description
4.1
Second Supplemental Indenture, dated as of March 3, 2014, among Delphi Corporation, the Guarantors named therein, Wilmington Trust, National Association, as Trustee, and Deutsche Bank Trust Company Americas, as Registrar, Paying Agent and Authenticating Agent (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K of the Company filed with the SEC on March 3, 2014)

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
Dated: April 24, 2014