Form 10-Q
period 2014-09-30
Delphi Automotive PLC
filed 2014-10-24
CIK 1521332

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________________________________________________
FORM 10-Q
__________________________________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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
The number of the registrant’s ordinary shares outstanding, $0.01 par value per share as of October 17, 2014, was 296,079,367.

DELPHI AUTOMOTIVE PLC

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
DELPHI AUTOMOTIVE PLC
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

	(in millions, except per share amounts)
Net sales	$4,144	$4,017	$12,871	$12,281
Operating expenses:
Cost of sales	3,388	3,338	10,507	10,141
Selling, general and administrative	270	228	803	699
Amortization	25	27	76	79
Restructuring (Note 7)	47	37	124	95
Total operating expenses	3,730	3,630	11,510	11,014
Operating income	414	387	1,361	1,267
Interest expense	(33)	(34)	(101)	(106)
Other income (expense), net (Note 16)	5	4	(8)	(25)
Income before income taxes and equity income	386	357	1,252	1,136
Income tax expense	(63)	(72)	(200)	(182)
Income before equity income	323	285	1,052	954
Equity income, net of tax	2	8	20	26
Net income	325	293	1,072	980
Net income attributable to noncontrolling interest	20	22	65	66
Net income attributable to Delphi	$305	$271	$1,007	$914
Basic net income per share:
Basic net income per share attributable to Delphi	$1.02	$0.88	$3.33	$2.93
Weighted average number of basic shares outstanding	298.59	309.68	302.35	312.08
Diluted net income per share:
Diluted net income per share attributable to Delphi	$1.02	$0.87	$3.32	$2.92
Weighted average number of diluted shares outstanding	300.14	310.62	303.56	312.87

Cash dividends declared per share	$0.25	$0.17	$0.75	$0.51

See notes to consolidated financial statements.

DELPHI AUTOMOTIVE PLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

	(in millions)
Net income	$325	$293	$1,072	$980
Other comprehensive (loss) income:
Currency translation adjustments	(179)	113	(172)	(4)
Net change in unrecognized (loss) gain on derivative instruments, net of tax (Note 14)	(23)	10	(16)	(29)
Employee benefit plans adjustment, net of tax	12	(5)	14	11
Other comprehensive (loss) income	(190)	118	(174)	(22)
Comprehensive income	135	411	898	958
Comprehensive income attributable to noncontrolling interests	17	25	60	69
Comprehensive income attributable to Delphi	$118	$386	$838	$889

See notes to consolidated financial statements.

DELPHI AUTOMOTIVE PLC
CONSOLIDATED BALANCE SHEETS

	September 30, 2014	December 31,
	(Unaudited)	2013

	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$1,026	$1,389
Restricted cash	2	4
Accounts receivable, net	2,839	2,662
Inventories (Note 3)	1,227	1,093
Other current assets (Note 4)	588	604
Total current assets	5,682	5,752
Long-term assets:
Property, net	3,273	3,216
Investments in affiliates	243	234
Intangible assets, net (Note 2)	627	723
Goodwill (Note 2)	456	496
Other long-term assets (Note 4)	642	626
Total long-term assets	5,241	5,295
Total assets	$10,923	$11,047
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt (Note 8)	$37	$61
Accounts payable	2,521	2,595
Accrued liabilities (Note 5)	1,286	1,238
Total current liabilities	3,844	3,894
Long-term liabilities:
Long-term debt (Note 8)	2,417	2,351
Pension benefit obligations	911	959
Other long-term liabilities (Note 5)	372	409
Total long-term liabilities	3,700	3,719
Total liabilities	7,544	7,613
Commitments and contingencies (Note 10)
Shareholders’ equity:
Preferred shares, $0.01 par value per share, 50,000,000 shares authorized, none issued and outstanding	—	—
Ordinary shares, $0.01 par value per share, 1,200,000,000 shares authorized, 296,656,638 and 306,389,149 issued and outstanding as of September 30, 2014 and December 31, 2013, respectively	3	3
Additional paid-in-capital	1,695	1,699
Retained earnings	1,602	1,446
Accumulated other comprehensive loss	(406)	(237)
Total Delphi shareholders’ equity	2,894	2,911
Noncontrolling interest	485	523
Total shareholders’ equity	3,379	3,434
Total liabilities and shareholders’ equity	$10,923	$11,047

See notes to consolidated financial statements.

DELPHI AUTOMOTIVE PLC
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
	2014	2013

	(in millions)
Cash flows from operating activities:
Net income	$1,072	$980
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	365	322
Amortization	76	79
Amortization of deferred debt issuance costs	7	8
Restructuring expense, net of cash paid	10	(11)
Deferred income taxes	(4)	23
Pension and other postretirement benefit expenses	70	62
Income from equity method investments, net of dividends received	(10)	4
Loss on extinguishment of debt	34	39
Gain on sale of assets	—	(11)
Share-based compensation	55	36
Changes in operating assets and liabilities:
Accounts receivable, net	(177)	(431)
Inventories	(134)	(167)
Other assets	(34)	(43)
Accounts payable	38	306
Accrued and other long-term liabilities	(32)	(19)
Other, net	(8)	(42)
Pension contributions	(66)	(65)
Net cash provided by operating activities	1,262	1,070
Cash flows from investing activities:
Capital expenditures	(666)	(512)
Proceeds from sale of property / investments	7	24
Cost of business and technology acquisitions, net of cash acquired	—	(10)
Decrease in restricted cash	2	3
Net cash used in investing activities	(657)	(495)
Cash flows from financing activities:
Net proceeds (repayments) under other short- and long-term debt agreements	9	(79)
Repayments under long-term debt agreements	(164)	(1,349)
Repayment of senior notes	(526)	—
Proceeds from issuance of senior secured term loans, net of issuance costs	—	560
Proceeds from issuance of senior notes, net of issuance costs	691	788
Dividend payments of consolidated affiliates to minority shareholders	(61)	(26)
Repurchase of ordinary shares	(662)	(353)
Distribution of cash dividends	(228)	(159)
Taxes withheld and paid on employees' restricted share awards	(8)	(14)
Net cash used in financing activities	(949)	(632)
Effect of exchange rate fluctuations on cash and cash equivalents	(19)	5
Decrease in cash and cash equivalents	(363)	(52)
Cash and cash equivalents at beginning of the period	1,389	1,105
Cash and cash equivalents at end of the period	$1,026	$1,053

See notes to consolidated financial statements.

DELPHI AUTOMOTIVE PLC
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (Unaudited)

	Ordinary Shares
	Number of Shares	Amount	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Delphi Shareholders’ Equity	Noncontrolling Interest	Total Shareholders’ Equity

	(in millions)
Balance at January 1, 2014	306	$3	$1,699	$1,446	$(237)	$2,911	$523	$3,434
Net income	—	—	—	1,007	—	1,007	65	1,072
Other comprehensive income	—	—	—	—	(169)	(169)	(5)	(174)
Dividends on ordinary shares	—	—	2	(230)	—	(228)	—	(228)
Dividend payments of consolidated affiliates to minority shareholders	—	—	—	—	—	—	(98)	(98)
Taxes withheld on employees' restricted share award vestings	—	—	(8)	—	—	(8)	—	(8)
Repurchase of ordinary shares	(10)	—	(53)	(621)	—	(674)	—	(674)
Share based compensation	—	—	55	—	—	55	—	55
Balance at September 30, 2014	296	$3	$1,695	$1,602	$(406)	$2,894	$485	$3,379

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
During the nine months ended September 30, 2014, Delphi received a dividend of $10 million from one of its equity method investments. During the three and nine months ended September 30, 2013, Delphi received dividends of $10 million and $30 million from two of its equity method investments, respectively. The dividends were recognized as a reduction to the investment and represented a return on investment included in cash flows from operating activities.
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
Intangible assets—Intangible assets were $627 million and $723 million as of September 30, 2014 and December 31, 2013, respectively. Delphi amortizes definite-lived intangible assets over their estimated useful lives. Delphi has definite-lived intangible assets related to patents and developed technology, customer relationships, trade names and in-process research and development. Delphi does not amortize indefinite-lived in-process research and development, but tests for impairment annually, or more frequently when indicators of potential impairment exist. Costs to renew or extend the term of acquired intangible assets are recognized as expense as incurred. Amortization expense was $25 million and $76 million for the three and nine months ended September 30, 2014 and $27 million and $79 million for the three and nine months ended September 30, 2013, respectively.

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
The impairment test involves first qualitatively assessing goodwill for impairment. If the qualitative assessment is not met the Company then performs a quantitative assessment by first comparing the fair value of each reporting unit to its carrying value, including goodwill. Fair value reflects the price a market participant would be willing to pay in a potential sale of the reporting unit. If the fair value exceeds carrying value, then we conclude that no goodwill impairment has occurred. If the carrying value of the reporting unit exceeds its fair value, a second step is required to measure possible goodwill impairment loss. The second step includes hypothetically valuing the tangible and intangible assets and liabilities of the reporting unit as if the reporting unit had been acquired in a business combination. Then, the implied fair value of the reporting unit's goodwill is compared to the carrying value of that goodwill. If the carrying value of the reporting unit's goodwill exceeds the implied fair value of the goodwill, the Company recognizes an impairment loss in an amount equal to the excess, not to exceed the carrying value. There were no indicators of potential goodwill impairment as of September 30, 2014. Goodwill was $456 million and $496 million as of September 30, 2014 and December 31, 2013, respectively.
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
Customer concentrations—As reflected in the table below, combined net sales to General Motors Company ("GM") and Volkswagen Group (“VW”), Delphi's two largest customers, totaled approximately 27% and 28% of our total net sales for the three and nine months ended September 30, 2014, respectively, and 28% and 27% for the three and nine months ended September 30, 2013, respectively.

	Percentage of Total Net Sales				Accounts and Other Receivables
	Three Months Ended September 30,		Nine Months Ended September 30,		September 30, 2014	December 31, 2013
	2014	2013	2014	2013

					(in millions)
GM	18%	18%	18%	17%	$462	$377
VW	9%	10%	10%	10%	240	199

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

3. INVENTORIES
Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or market, including direct material costs and direct and indirect manufacturing costs. A summary of inventories is shown below:

	September 30, 2014	December 31, 2013

	(in millions)
Productive material	$681	$584
Work-in-process	145	142
Finished goods	401	367
Total	$1,227	$1,093

4. ASSETS
Other current assets consisted of the following:

	September 30, 2014	December 31, 2013

	(in millions)
Value added tax receivable	$188	$177
Deferred income taxes	144	133
Prepaid insurance and other expenses	62	59
Reimbursable engineering costs	66	76
Notes receivable	21	45
Income and other taxes receivable	53	57
Deposits to vendors	9	9
Derivative financial instruments (Note 14)	22	15
Other	23	33
Total	$588	$604
Other long-term assets consisted of the following:

	September 30, 2014	December 31, 2013

	(in millions)
Deferred income taxes	$268	$283
Debt issuance costs (Note 8)	44	43
Income and other taxes receivable	134	123
Reimbursable engineering costs	95	79
Value added tax receivable	34	29
Derivative financial instruments (Note 14)	1	5
Other	66	64
Total	$642	$626

5. LIABILITIES
Accrued liabilities consisted of the following:

	September 30, 2014	December 31, 2013

	(in millions)
Payroll-related obligations	$309	$269
Employee benefits, including current pension obligations	108	130
Income and other taxes payable	240	280
Warranty obligations (Note 6)	75	75
Restructuring (Note 7)	115	94
Customer deposits	37	38
Deferred income taxes	4	1
Derivative financial instruments (Note 14)	18	16
Accrued interest	19	24
Other	361	311
Total	$1,286	$1,238

Other long-term liabilities consisted of the following:

	September 30, 2014	December 31, 2013

	(in millions)
Environmental (Note 10)	$18	$18
Extended disability benefits	10	9
Warranty obligations (Note 6)	82	94
Restructuring (Note 7)	22	45
Payroll-related obligations	10	12
Accrued income taxes	25	34
Deferred income taxes	162	151
Derivative financial instruments (Note 14)	8	6
Other	35	40
Total	$372	$409

6. WARRANTY OBLIGATIONS
Expected warranty costs for products sold are recognized at the time of sale of the product based on an estimate of the amount that eventually will be required to settle such obligations. These accruals are based on factors such as past experience, production changes, industry developments and various other considerations. This estimate is adjusted from time to time based on facts and circumstances that impact the status of existing claims. Delphi has recognized its best estimate for its total aggregate warranty reserves across all of its operating segments as of September 30, 2014. The estimated reasonably possible amount to ultimately resolve all matters is not materially different from the recorded reserves as of September 30, 2014.
The table below summarizes the activity in the product warranty liability for the nine months ended September 30, 2014:

Warranty Obligations

(in millions)
Accrual balance at beginning of period	$169
Provision for estimated warranties incurred during the period	44
Provision for changes in estimate for pre-existing warranties	(1)
Settlements made during the period (in cash or in kind)	(49)
Foreign currency translation and other	(6)
Accrual balance at end of period	$157

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
As part of Delphi's continued efforts to optimize its cost structure, it has undertaken several restructuring programs which include workforce reductions as well as plant closures. The Company recorded employee-related and other restructuring charges related to these programs totaling approximately $47 million and $124 million during the three and nine months ended September 30, 2014, respectively. These charges were primarily related to Delphi's on-going restructuring programs focused on aligning manufacturing capacity and footprint with the current automotive production levels in Europe and South America. These charges also include the recognition of approximately $32 million of employee-related and other costs during the nine months ended September 30, 2014 related to the initiation of a workforce reduction at a European manufacturing site within the Powertrain Systems segment in the second quarter of 2014.

Restructuring costs of approximately $37 million and $95 million were recorded during the three and nine months ended September 30, 2013, respectively, primarily related to European restructuring programs, as well as to programs resulting from the integration of Motorized Vehicle Division (“MVL”), which was acquired in the third quarter of 2012.
Restructuring charges for employee separation and termination benefits are paid either over the severance period or in a lump sum in accordance with either statutory requirements or individual agreements. Delphi incurred cash expenditures related to its restructuring programs of approximately $114 million and $106 million in the nine months ended September 30, 2014 and 2013, respectively.
The following table summarizes the restructuring charges recorded for the three and nine months ended September 30, 2014 and 2013 by operating segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

	(in millions)
Electrical/Electronic Architecture	$24	$7	$50	$26
Powertrain Systems	9	8	48	20
Electronics and Safety	13	19	22	44
Thermal Systems	1	3	4	5
Total	$47	$37	$124	$95
The table below summarizes the activity in the restructuring liability for the nine months ended September 30, 2014:

	Employee Termination Benefits Liability	Other Exit Costs Liability	Total

	(in millions)
Accrual balance at January 1, 2014	$135	$4	$139
Provision for estimated expenses incurred during the period	124	—	124
Payments made during the period	(112)	(2)	(114)
Foreign currency and other	(12)	—	(12)
Accrual balance at September 30, 2014	$135	$2	$137

8. DEBT
The following is a summary of debt outstanding, net of discounts of approximately $2 million and $0 million related to the 2014 Senior Notes, defined below, as of September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013

	(in millions)
Accounts receivable factoring	$—	$1
5.875%, senior notes, due 2019	—	500
6.125%, senior notes, due 2021	500	500
5.00%, senior notes, due 2023	800	800
4.15%, senior notes, due 2024	698	—
Tranche A Term Loan, due 2018	400	564
Capital leases and other	56	47
Total debt	2,454	2,412
Less: current portion	(37)	(61)
Long-term debt	$2,417	$2,351

Credit Agreement
In March 2011, in conjunction with the redemption of membership interests from Class A and Class C membership interest holders, Delphi Corporation (the "Issuer") entered into a credit agreement with JPMorgan Chase Bank, N.A., as lead arranger and administrative agent (the "Original Credit Agreement"), which provided for $3.0 billion in senior secured credit facilities consisting of term loans (as subsequently amended from time to time, the “Tranche A Term Loan” and the “Tranche B Term Loan,” respectively) and a revolving credit facility (as subsequently amended from time to time, the “Revolving Credit Facility”). The Original Credit Agreement was amended and restated on each of May 17, 2011 (the “May 2011 Credit Agreement”), September 14, 2012 (the “2012 Credit Agreement”) and March 1, 2013 (the Original Credit Agreement and each amendment and restatement of the Original Credit Agreement are individually and collectively referred to herein as the “Credit Agreement”). The May 2011 Credit Agreement, which was entered into simultaneously with the issuance of senior unsecured notes in the amount of $1 billion (as more fully described below), reduced the total size of the senior secured credit facilities to $2.4 billion. Under the 2012 Credit Agreement, the Company increased the Revolving Credit Facility to $1.3 billion and the Tranche A Term Loan to $574 million and used the incremental proceeds to pay a portion of the cost of acquiring MVL. On March 1, 2013, following an unsecured note issuance in February 2013 (as more fully described below), the Tranche B Term Loan was fully repaid, the Tranche A Term Loan was increased to $575 million, the Revolving Credit Facility was increased to $1.5 billion, and the terms of the Tranche A Term Loan and the Revolving Credit Facility were extended to March 1, 2018. The March 31, 2013 amendments resulted in the recognition of a loss on debt extinguishment of $39 million during the nine months ended September 30, 2013. Approximately $14 million in issuance costs were paid in conjunction with the March 2013 amendment. In conjunction with an unsecured note issuance in March 2014 (as more fully described below), Delphi repaid a portion of its indebtedness on the Tranche A Term Loan, which resulted in the recognition of a loss on debt extinguishment related to this repayment of approximately $1 million during the nine months ended September 30, 2014.
Unamortized debt issuance costs associated with the Tranche A Term Loan and Revolving Credit Facility of $21 million are being amortized over the term of the Credit Agreement, as extended pursuant to the March 1, 2013 amendment. At September 30, 2014, the Revolving Credit Facility was undrawn and Delphi had approximately $12 million in letters of credit issued under the Credit Agreement. Letters of credit issued under the Credit Agreement reduce availability under the Revolving Credit Facility.
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

	September 30, 2014		December 31, 2013
	LIBOR plus	ABR plus	LIBOR plus	ABR plus
Revolving Credit Facility	1.25%	0.25%	1.25%	0.25%
Tranche A Term Loan	1.25%	0.25%	1.25%	0.25%
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
The interest rate period with respect to LIBOR interest rate options can be set at one-, two-, three-, or six-months as selected by the Issuer in accordance with the terms of the Credit Agreement (or other period as may be agreed by the applicable lenders), but payable no less than quarterly. The Issuer may elect to change the selected interest rate in accordance with the provisions of the Credit Agreement. As of September 30, 2014, the Issuer selected the one-month LIBOR interest rate option, as detailed in the table below, and the amounts outstanding, and rates effective as of September 30, 2014 were based on Delphi’s current credit rating and the Applicable Rate for the Credit Agreement:

		Borrowings as of
		September 30, 2014	Rates effective as of
	LIBOR plus	(in millions)	September 30, 2014
Revolving Credit Facility	1.25%	$—	—%
Tranche A Term Loan	1.25%	400	1.4375%
The Issuer was obligated to make quarterly principal payments throughout the term of the Tranche A Term Loan according to the amortization schedule in the Credit Agreement. In conjunction with the partial repayment of the Tranche A

Term Loan during the nine months ended September 30, 2014, all principal payment obligations have been satisfied through March 1, 2018. Borrowings under the Credit Agreement are prepayable at the Issuer's option without premium or penalty. The Credit Agreement also contains certain mandatory prepayment provisions in the event the Company receives net cash proceeds from any asset sale or casualty event. No mandatory prepayments under these provisions have been made or are due through September 30, 2014.
The Credit Agreement contains certain covenants that limit, among other things, the Company’s (and the Company’s subsidiaries’) ability to incur additional indebtedness or liens, to dispose of assets, to make certain investments, to prepay certain indebtedness and to pay dividends, or to make other distributions or redemptions/repurchases, in respect of the Company’s equity interests. In addition, the Credit Agreement requires that the Company maintain a consolidated leverage ratio (the ratio of Consolidated Total Indebtedness to Consolidated EBITDA, each as defined in the Credit Agreement) of less than 2.75 to 1.0. The Credit Agreement also contains events of default customary for financings of this type. The Company was in compliance with the Credit Agreement covenants as of September 30, 2014. In the first quarter of 2014, the Company satisfied credit rating-related conditions to the suspension of many of the restrictive covenants and the mandatory prepayment provisions relating to asset sales and casualty events discussed above. Such covenants and prepayment obligations are required to be reinstated if the applicable credit rating criteria are no longer satisfied.
As of September 30, 2014, all obligations under the Credit Agreement are borrowed by Delphi Corporation and jointly and severally guaranteed by its direct and indirect parent companies, subject to certain exceptions set forth in the Credit Agreement.
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
Senior Notes
On May 17, 2011, Delphi Corporation issued $500 million of 5.875% senior unsecured notes due 2019 (the "5.875% Senior Notes") and $500 million of 6.125% senior unsecured notes due 2021 (the "6.125% Senior Notes") (collectively, the “2011 Senior Notes”) in a transaction exempt from registration under Rule 144A and Regulation S of the Securities Act of 1933 (the “Securities Act”). Delphi paid approximately $23 million of debt issuance costs in connection with the 2011 Senior Notes. The net proceeds of approximately $1 billion as well as cash on hand were used to pay down amounts outstanding under the Original Credit Agreement. In May 2012, Delphi Corporation completed a registered exchange offer for all of the 2011 Senior Notes. No proceeds were received by Delphi Corporation as a result of the exchange. In March 2014, Delphi redeemed for cash the entire $500 million aggregate principal amount outstanding of the 5.875% Senior Notes. The redemption was financed by a portion of the proceeds received from the issuance of the 2014 Senior Notes, as defined below. As a result of the redemption of the 5.875% Senior Notes, Delphi recognized a loss on debt extinguishment of approximately $33 million during the nine months ended September 30, 2014.
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
Although the specific terms of each indenture governing each series of senior notes vary, the indentures contain certain restrictive covenants, including with respect to Delphi's (and Delphi's subsidiaries) ability to incur liens, enter into sale and leaseback transactions and merge with or into other entities. As of September 30, 2014, the Company was in compliance with the provisions of all series of the outstanding senior notes.
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
Other Financing
Accounts receivable factoring—Various accounts receivable factoring facilities are maintained in Europe and are accounted for as short-term debt. These uncommitted factoring facilities are available through various financial institutions. Additionally, in 2013 Delphi entered into a new accounts receivable factoring agreement in Europe to replace and consolidate its European factoring facilities. The new agreement is a €350 million committed facility, with borrowings under the new program being subject to the availability of eligible accounts receivable. As of September 30, 2014 and December 31, 2013, $0 million and $1 million, respectively, were outstanding under these European accounts receivable factoring facilities.
Capital leases and other—As of September 30, 2014 and December 31, 2013, approximately $56 million and approximately $47 million, respectively, of other debt issued by certain non-U.S. subsidiaries and capital lease obligations were outstanding.
Interest—Cash paid for interest related to amounts outstanding totaled $99 million and $78 million for the nine months ended September 30, 2014 and 2013, respectively.

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
Delphi sponsors a Supplemental Executive Retirement Program (“SERP”) for those employees who were U.S. executives of the former Delphi Corporation (now known as DPH Holdings Corp. (“DPHH”)) prior to September 30, 2008 and were U.S. executives of Delphi on October 7, 2009, the effective date of the program. This program is unfunded. Executives receive benefits over 5 years after an involuntary or voluntary separation from Delphi. The SERP is closed to new members.
The amounts shown below reflect the defined benefit pension expense for the three and nine months ended September 30, 2014 and 2013:

	Non-U.S. Plans		U.S. Plans

	Three Months Ended September 30,
	2014	2013	2014	2013

	(in millions)
Service cost	$14	$13	$—	$—
Interest cost	23	22	1	—
Expected return on plan assets	(19)	(17)	—	—
Curtailment loss	4	—	—	—
Amortization of actuarial losses	2	1	—	—
Net periodic benefit cost	$24	$19	$1	$—

	Non-U.S. Plans		U.S. Plans

	Nine Months Ended September 30,
	2014	2013	2014	2013

	(in millions)
Service cost	$44	$41	$—	$—
Interest cost	73	65	2	1
Expected return on plan assets	(59)	(52)	—	—
Curtailment loss	4	—	—	—
Amortization of actuarial losses	6	5	—	—
Net periodic benefit cost	$68	$59	$2	$1
Other postretirement benefit obligations were approximately $7 million and $7 million at September 30, 2014 and December 31, 2013, respectively.

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
GM Ignition Switch Recall
In the first quarter of 2014, GM, Delphi’s largest customer, initiated a product recall related to ignition switches. Delphi has received requests for information from, and is cooperating with, various government agencies related to this ignition switch recall. In addition, Delphi has been named as a co-defendant along with GM (and in certain cases other parties) in class action and product liability lawsuits related to this matter. During the second quarter of 2014, all of the class action cases were transferred to the United States District Court for the Southern District of New York (the “District Court”) for coordinated pretrial proceedings. Two consolidated amended class action complaints were filed in the District Court on October 14, 2014. Delphi was not named as a defendant in either complaint. Delphi believes the allegations contained in the product liability cases are without merit, and intends to vigorously defend against them. Although no assurances can be made as to the ultimate outcome of these or any other future claims, Delphi does not believe a loss is probable and, accordingly, no reserve has been made as of September 30, 2014.
Brazil Matters
Delphi conducts significant business operations in Brazil that are subject to the Brazilian federal labor, social security, environmental, tax and customs laws, as well as a variety of state and local laws. While Delphi believes it complies with such laws, they are complex, subject to varying interpretations, and the Company is often engaged in litigation with government agencies regarding the application of these laws to particular circumstances. As of September 30, 2014, the majority of claims asserted against Delphi in Brazil relate to such litigation. The remaining claims in Brazil relate to commercial and labor litigation with private parties. As of September 30, 2014, claims totaling approximately $205 million (using September 30, 2014 foreign currency rates) have been asserted against Delphi in Brazil. As of September 30, 2014, the Company maintains accruals for these asserted claims of $31 million (using September 30, 2014 foreign currency rates). The amounts accrued represent claims that are deemed probable of loss and are reasonably estimable based on the Company’s analyses and assessment of the asserted claims and prior experience with similar matters. While the Company believes its accruals are adequate, the final amounts required to resolve these matters could differ materially from the Company’s recorded estimates and Delphi’s results of operations could be materially affected.
Environmental Matters
Delphi is subject to the requirements of U.S. federal, state, local and non-U.S. environmental and safety and health laws and regulations. As of September 30, 2014 and December 31, 2013, the undiscounted reserve for environmental investigation and remediation was approximately $22 million (of which $4 million was recorded in accrued liabilities and $18 million was recorded in other long-term liabilities) and $21 million (of which $3 million was recorded in accrued liabilities and $18 million was recorded in other long-term liabilities), respectively. Delphi cannot ensure that environmental requirements will not change or become more stringent over time or that its eventual environmental remediation costs and liabilities will not exceed the amount of its current reserves. In the event that such liabilities were to significantly exceed the amounts recorded, Delphi’s results of operations could be materially affected. At September 30, 2014, the difference between the recorded liabilities and the reasonably possible range of loss was not material.
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
The Company's income tax expense and effective tax rate for the three and nine months ended September 30, 2014 and 2013 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

	(dollars in millions)
Income tax expense	$63	$72	$200	$182
Effective tax rate	16%	20%	16%	16%
The Company’s effective tax rate was impacted by favorable geographic income mix in 2014 as compared to 2013, primarily due to tax planning initiatives, the absence of the $12 million discrete item recorded in the third quarter of 2013 related to the enactment of the United Kingdom Finance Act 2013 (further described below), offset by the expiration of the U.S. research and development credit in 2014. The Company’s effective tax rate was also impacted by the tax expense (benefit) associated with unusual or infrequent items for the respective interim period as illustrated in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

	(in millions)
Tax credits (1)	$—	$—	$(2)	$(22)
Withholding taxes (2)	—	(1)	(1)	3
Other change in tax reserves (3)	—	(6)	(6)	(5)
Change in tax law (4)	—	12	—	12
Other adjustments (5)	(7)	8	(11)	6
Income tax (benefit) expense associated with unusual or infrequent items	$(7)	$13	$(20)	$(6)

(1)
For the nine months ended September 30, 2013, the tax benefit primarily relates to the retroactive reinstatement of the U.S research and development tax credit under The American Taxpayer Relief Act of 2012.

(2)
For the nine months ended September 30, 2014 and September 30, 2013, the tax benefits and expense, respectively, primarily relate to the adjustment of the withholding tax liability on the undistributed earnings of certain foreign subsidiaries that are not indefinitely reinvested.

(3)
For the nine months ended September 30, 2014 and the three and nine months ended September 30, 2013, the tax benefits primarily relate to adjustments in tax reserves which were individually insignificant.

(4)
For the three and nine months ended September 30, 2013, the tax expense relates to the enactment of the United Kingdom Finance Act 2013 on July 23, 2013, which provided for a reduction to the corporate income tax rate from 23% to 21% effective April 1, 2014, with a further reduction to 20% effective April 1, 2015. The impact of this legislation was recorded as a discrete item during the third quarter of 2013, and resulted in increased tax expense of approximately $12 million due to the resultant impact on the net deferred tax asset balances.

(5)
For the three and nine months ended September 30, 2014 and September 30, 2013, the tax benefits and expense, respectively, primarily relate to provision to return adjustments and other items which were individually insignificant.

Delphi Automotive PLC is a U.K. resident taxpayer and, we believe, not a domestic corporation for U.S. federal income tax purposes, and as such is not subject to U.S. tax, and generally not subject to U.K. tax on remitted foreign earnings.
Cash paid or withheld for income taxes was $237 million and $215 million for the nine months ended September 30, 2014 and 2013 respectively.
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
If these entities are treated as domestic corporations for U.S. federal income tax purposes, the Company will be subject to U.S. federal income tax on its worldwide taxable income, including distributions, as well as deemed income inclusions from some of its non-U.S. subsidiaries. This could have a material adverse impact on our income tax liability in the future. However, the Company may also benefit from deducting certain expenses that are currently not deducted in the U.S. As a U.S. company, any dividends we pay to non-U.S. shareholders could also be subject to U.S. federal income tax withholding at a rate of 30% (unless reduced or eliminated by an income tax treaty), and it is possible that tax may be withheld on such dividends in certain circumstances even before a final determination has been made with respect to the Company's U.S. income tax status. In addition, we could be liable for the failure by Delphi Automotive LLP to withhold U.S. federal income taxes on distributions to its non-U.S. members for periods beginning on or after the Acquisition Date. If we are unsuccessful in contesting the IRS’s assertion, we would not expect a material cumulative impact to our financial statements as of September 30, 2014. However, we expect any unfavorable final outcome to adversely impact our future tax position by increasing our effective tax rate. Although the outcome currently remains uncertain, the Company continues to maintain its position that neither Delphi Automotive LLP nor Delphi Automotive PLC should be treated as a domestic corporation for U.S. tax purposes. Accordingly, no adjustment for this matter has been recorded as of September 30, 2014.

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
Weighted Average Shares
The following table illustrates net income per share attributable to Delphi and the weighted average shares outstanding used in calculating basic and diluted income per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

	(in millions, except per share data)
Numerator:
Net income attributable to Delphi	$305	$271	$1,007	$914
Denominator:
Weighted average ordinary shares outstanding, basic	298.59	309.68	302.35	312.08
Dilutive shares related to restricted stock units ("RSUs")	1.55	0.94	1.21	0.79
Weighted average ordinary shares outstanding, including dilutive shares	300.14	310.62	303.56	312.87
Net income per share attributable to Delphi:
Basic	$1.02	$0.88	$3.33	$2.93
Diluted	$1.02	$0.87	$3.32	$2.92
Anti-dilutive securities share impact	—	—	—	—
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

A summary of the ordinary shares repurchased during the three and nine months ended September 30, 2014 and 2013 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Total number of shares repurchased	4,360,097	2,120,000	10,004,486	7,415,583
Average price paid per share	$68.00	$56.50	$67.37	$48.80
Total (in millions)	$297	$120	$674	$362
As of September 30, 2014, approximately $516 million of share repurchases remained available under the January 2014 share repurchase program. During the period from October 1, 2014 to October 23, 2014, the Company repurchased an additional $47 million worth of shares pursuant to a trading plan with set trading instructions established by the Company. As a result, approximately $469 million of share repurchases remain available under the January 2014 share repurchase program. All repurchased shares were retired, and are reflected as a reduction of ordinary share capital for the par value of the shares, with the excess applied as reductions to additional paid-in capital and retained earnings.
Dividends
On February 26, 2013, the Board of Directors approved the initiation of dividend payments on the Company's ordinary shares. In January 2014, the Board of Directors increased the annual dividend rate from $0.68 to $1.00 per ordinary share. The Company has declared and paid cash dividends per common share during the periods presented as follows:

	Dividend	Amount
	Per Share	(in millions)
2014:
Third quarter	$0.25	$75
Second quarter	0.25	76
First quarter	0.25	77
Total	$0.75	$228
2013:
Fourth quarter	$0.17	$52
Third quarter	0.17	53
Second quarter	0.17	53
First quarter	0.17	53
Total	$0.68	$211
Other
Prior to the completion of the initial public offering on November 22, 2011, net income and other changes to membership interests were allocated to the respective outstanding classes based on the cumulative distribution provisions of the Fourth Amended and Restated Limited Liability Partnership Agreement of Delphi Automotive LLP (the “Fourth LLP Agreement”).
Under the terms of the Acquisition and the Fourth LLP Agreement, if cumulative distributions to the members of Delphi Automotive LLP under certain provisions of the Fourth LLP Agreement exceed $7.2 billion, Delphi, as disbursing agent on behalf of DPHH, is required to pay to the holders of allowed general unsecured claims against DPHH $32.50 for every $67.50 in excess of $7.2 billion distributed to the members, up to a maximum amount of $300 million. This contingency is not considered probable of occurring as of September 30, 2014 and accordingly, no reserve has been recorded.

13. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The changes in accumulated other comprehensive income (loss) attributable to Delphi (net of tax) for the three and nine months ended September 30, 2014 and 2013 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

	(in millions)
Foreign currency translation adjustments:
Balance at beginning of period	$(8)	$(179)	$(17)	$(62)
Aggregate adjustment for the period	(176)	110	(167)	(7)
Balance at end of period	(184)	(69)	(184)	(69)

Gains (losses) on derivatives:
Balance at beginning of period	$9	$(25)	$2	$14
Other comprehensive income before reclassifications (net tax effect of $8 million, $10 million, $5 million and $9 million)	(30)	4	(27)	(29)
Reclassification to income (net tax effect of $3 million, $5 million, $5 million and $1 million)	7	6	11	—
Balance at end of period	(14)	(15)	(14)	(15)

Pension and postretirement plans:
Balance at beginning of period	$(220)	$(173)	$(222)	$(189)
Other comprehensive income before reclassifications (net tax effect of $4 million, $2 million, $3 million and $2 million)	10	(7)	8	6
Reclassification to income (net tax effect of $0 million, $0 million, $0 million and $1 million)	2	2	6	5
Balance at end of period	(208)	(178)	(208)	(178)

Accumulated other comprehensive (loss) income, end of period	$(406)	$(262)	$(406)	$(262)

Reclassifications from accumulated other comprehensive income to income for the three and nine months ended September 30, 2014 were as follows:

Reclassification out of Accumulated Other Comprehensive Income
Details about Accumulated Other Comprehensive Income Components	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014	Affected Line Item in the Statement of Operations

	(in millions)
Gains (losses) on derivatives:
Commodity derivatives	$(3)	$(13)	Cost of sales
Foreign currency derivatives	1	7	Cost of sales
Foreign currency derivatives	(2)	—	Other income
	(4)	(6)	Income before income taxes
	(3)	(5)	Income tax expense
	(7)	(11)	Net income
	—	—	Net income attributable to noncontrolling interest
	$(7)	$(11)	Net income attributable to Delphi

Pension and postretirement plans:
Actuarial gains/(losses)	$(2)	$(6)	(1)
	(2)	(6)	Income before income taxes
	—	—	Income tax expense
	(2)	(6)	Net income
	—	—	Net income attributable to noncontrolling interest
	$(2)	$(6)	Net income attributable to Delphi

Total reclassifications for the period	$(9)	$(17)

(1)	These accumulated other comprehensive loss components are included in the computation of net periodic pension cost (see Note 9. Pension Benefits for additional details).

14. DERIVATIVES AND HEDGING ACTIVITIES
Delphi is exposed to market risk, such as fluctuations in foreign currency exchange rates, commodity prices and changes in interest rates, which may result in cash flow risks. To manage the volatility relating to these exposures, Delphi aggregates the exposures on a consolidated basis to take advantage of natural offsets. For exposures that are not offset within its operations, Delphi enters into various derivative transactions pursuant to its risk management policies, which prohibit holding or issuing derivative financial instruments for speculative purposes, and designation of derivative instruments is performed on a transaction basis to support hedge accounting. The changes in fair value of these hedging instruments are offset in part or in whole by corresponding changes in the fair value or cash flows of the underlying exposures being hedged. Delphi assesses the initial and ongoing effectiveness of its hedging relationships in accordance with its documented policy. As of September 30, 2014, Delphi has entered into derivative instruments to hedge cash flows extending out to January 2017.

As of September 30, 2014, the Company had the following outstanding notional amounts related to commodity and foreign currency forward contracts that were entered into to hedge forecasted exposures:

Commodity	Quantity Hedged	Unit of Measure	Notional Amount (Approximate USD Equivalent)

	(in thousands)		(in millions)
Copper	85,034	pounds	$265
Primary Aluminum	29,125	pounds	25
Secondary Aluminum	13,609	pounds	15

Foreign Currency	Quantity Hedged	Unit of Measure	Notional Amount (Approximate USD Equivalent)

	(in millions)
Mexican Peso	11,077	MXN	$825
Euro	184	EUR	235
Polish Zloty	363	PLN	110
Chinese Yuan Renminbi	538	CNY	85
New Turkish Lira	170	TRY	75
Brazilian Real	180	BRL	75
Hungarian Forint	16,194	HUF	65
The Company had additional commodity and foreign currency forward contracts with notional amounts that individually amounted to less than $10 million. Additionally, during the nine months ended September 30, 2014, Delphi entered into and settled treasury rate lock agreements which were designated as cash flow hedges in anticipation of issuing the 2014 Senior Notes, as further discussed in Note 8. Debt. The impacts of these agreements and the related amount of hedge ineffectiveness were not material.
The fair value of derivative financial instruments recorded in the consolidated balance sheets as of September 30, 2014 and December 31, 2013 are as follows:

	Asset Derivatives		Liability Derivatives		Net Amounts of Assets and Liabilities Presented in the Balance Sheet
	Balance Sheet Location	September 30, 2014	Balance Sheet Location	September 30, 2014	September 30, 2014

	(in millions)
Designated derivatives instruments:
Commodity derivatives	Other current assets	$1	Accrued liabilities	$11
Foreign currency derivatives*	Other current assets	3	Other current assets	2	1
Foreign currency derivatives*	Accrued liabilities	2	Accrued liabilities	8	(6)
Commodity derivatives	Other long-term assets	—	Other long-term liabilities	3
Foreign currency derivatives*	Other long-term assets	1	Other long-term assets	—	1
Foreign currency derivatives*	Other long-term liabilities	—	Other long-term liabilities	5	(5)
Total		$7		$29
Derivatives not designated:
Foreign currency derivatives*	Other current assets	$20	Other current assets	$—	20
Foreign currency derivatives*	Accrued liabilities	—	Accrued liabilities	1	(1)
Total		$20		$1

	Asset Derivatives		Liability Derivatives		Net Amounts of Assets and Liabilities Presented in the Balance Sheet
	Balance Sheet Location	December 31, 2013	Balance Sheet Location	December 31, 2013	December 31, 2013

	(in millions)
Designated derivatives instruments:
Commodity derivatives	Other current assets	$2	Accrued liabilities	$9
Foreign currency derivatives*	Other current assets	16	Other current assets	3	13
Foreign currency derivatives*	Accrued liabilities	3	Accrued liabilities	10	(7)
Commodity derivatives	Other long-term assets	1	Other long-term liabilities	2
Foreign currency derivatives*	Other long-term assets	5	Other long-term assets	1	4
Foreign currency derivatives*	Other long-term liabilities	2	Other long-term liabilities	6	(4)
Total		$29		$31
Derivatives not designated:
Foreign currency derivatives*	Other current assets	$3	Other current assets	$3	—
Total		$3		$3
* Derivative instruments within this category are subject to master netting arrangements and are presented on a net basis in the consolidated balance sheets in accordance with accounting guidance related to the offsetting of amounts related to certain contracts.
The fair value of Delphi’s derivative financial instruments was in a net liability position as of September 30, 2014 and December 31, 2013.
The effect of derivative financial instruments in the consolidated statement of operations and consolidated statement of comprehensive income for the three months ended September 30, 2014 is as follows:

Three Months Ended September 30, 2014	Loss Recognized in OCI (Effective Portion)	Loss Reclassified from OCI into Income (Effective Portion)	Gain Recognized in Income (Ineffective Portion Excluded from Effectiveness Testing)

	(in millions)
Designated derivatives instruments:
Commodity derivatives	$(13)	$(3)	$—
Foreign currency derivatives	(25)	(1)	—
Total	$(38)	$(4)	$—

Gain Recognized in Income

(in millions)
Derivatives not designated:
Commodity derivatives	$—
Foreign currency derivatives (1)	22
Total	$22

(1)	Primarily relates to amounts recognized in other income, which offset the losses recognized due to the remeasurement of intercompany loans.

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
The effect of derivative financial instruments in the consolidated statement of operations and consolidated statement of comprehensive income for the nine months ended September 30, 2014 is as follows:

Nine Months Ended September 30, 2014	Loss Recognized in OCI (Effective Portion)	(Loss) Gain Reclassified from OCI into Income (Effective Portion)	Gain Recognized in Income (Ineffective Portion Excluded from Effectiveness Testing)

	(in millions)
Designated derivatives instruments:
Commodity derivatives	$(19)	$(13)	$—
Foreign currency derivatives	(13)	7	—
Total	$(32)	$(6)	$—

Gain Recognized in Income

(in millions)
Derivatives not designated:
Commodity derivatives	$—
Foreign currency derivatives (1)	22
Total	$22

(1)	Primarily relates to amounts recognized in other income, which offset the losses recognized due to the remeasurement of intercompany loans.

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
The gain or loss reclassified from OCI into income for the effective portion of designated derivative instruments and the gain or loss recognized in income for the ineffective portion of designated derivative instruments excluded from effectiveness testing were recorded to other income, net and cost of goods sold in the consolidated statements of operations for the three and nine months ended September 30, 2014 and 2013. The gain or loss recognized in income for non-designated derivative instruments was recorded in other income, net and cost of goods sold for the three and nine months ended September 30, 2014 and 2013.
Gains and losses on derivatives qualifying as cash flow hedges are recorded in OCI, to the extent that hedges are effective, until the underlying transactions are recognized in earnings. Unrealized amounts in accumulated OCI will fluctuate based on changes in the fair value of hedge derivative contracts at each reporting period. Losses included in accumulated OCI as of September 30, 2014 were approximately $21 million (approximately $14 million net of tax). Of this total, approximately $17 million of losses are expected to be included in cost of sales within the next 12 months, $1 million of gains are expected to be included in other income within the next 12 months and $5 million of losses are expected to be included in cost of sales in subsequent periods. Cash flow hedges are discontinued when Delphi determines it is no longer probable that the originally forecasted transactions will occur. The amount included in cost of sales related to hedge ineffectiveness was insignificant for the three and nine months ended September 30, 2014 and 2013, respectively.

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

As of September 30, 2014 and December 31, 2013, Delphi was in a net derivative liability position of $3 million and $2 million, respectively, and no significant adjustments were recorded for nonperformance risk based on the application of peer companies’ CDS rates and because Delphi’s exposures were to counterparties with investment grade credit ratings.
As of September 30, 2014 and December 31, 2013, Delphi had the following assets measured at fair value on a recurring basis:

	Total	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3

	(in millions)
As of September 30, 2014:
Commodity derivatives	$1	$—	$1	$—
Foreign currency derivatives	22	—	22	—
Total	$23	$—	$23	$—
As of December 31, 2013:
Commodity derivatives	$3	$—	$3	$—
Foreign currency derivatives	17	—	17	—
Total	$20	$—	$20	$—
As of September 30, 2014 and December 31, 2013, Delphi had the following liabilities measured at fair value on a recurring basis:

	Total	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3

	(in millions)
As of September 30, 2014:
Commodity derivatives	$14	$—	$14	$—
Foreign currency derivatives	12	—	12	—
Total	$26	$—	$26	$—
As of December 31, 2013:
Commodity derivatives	$11	$—	$11	$—
Foreign currency derivatives	11	—	11	—
Total	$22	$—	$22	$—
Financial Instruments
Delphi’s non-derivative financial instruments include debt, which consists of its accounts receivable factoring arrangements, capital leases and other debt issued by Delphi’s non-U.S. subsidiaries, the Tranche A Term Loan, the outstanding 2011 Senior Notes, the 2013 Senior Notes and the 2014 Senior Notes. The fair value of debt is based on quoted market prices for instruments with public market data or significant other observable inputs for instruments without a quoted public market price (Level 2). As of September 30, 2014 and December 31, 2013, total debt was recorded at $2,454 million and $2,412 million, respectively, and had estimated fair values of $2,576 million and $2,519 million, respectively. For all other financial instruments recorded at September 30, 2014 and December 31, 2013, fair value approximates book value.
Fair Value Measurements on a Nonrecurring Basis
In addition to items that are measured at fair value on a recurring basis, Delphi also has items in its balance sheet that are measured at fair value on a nonrecurring basis. As these items are not measured at fair value on a recurring basis, they are not included in the tables above. Nonfinancial assets and liabilities that are measured at fair value on a nonrecurring basis include long-lived assets, intangible assets, asset retirement obligations, share-based compensation and liabilities for exit or disposal activities measured at fair value upon initial recognition. The Company recorded asset impairments of $3 million in cost of sales and $1 million in selling, general and administrative expense during the three months ended September 30, 2014, and $5 million in cost of sales and $2 million in selling, general and administrative expense during the nine months ended September 30, 2014. These impairments related to declines in the fair values of certain fixed assets and capitalized software no longer being utilized. No significant impairment charges were recorded during the three and nine months ended September 30,

2013. Fair value of long-lived assets is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved and a review of appraisals. As such, Delphi has determined that the fair value measurements of long-lived assets fall in Level 3 of the fair value hierarchy.

16. OTHER INCOME, NET
Other income, net included:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

	(in millions)
Interest income	$2	$4	$6	$11
Loss on extinguishment of debt	—	—	(34)	(39)
Gain on insurance recovery	—	—	14	—
Other, net	3	—	6	3
Other income (expense), net	$5	$4	$(8)	$(25)
As further discussed in Note 8. Debt, during the nine months ended September 30, 2014, Delphi redeemed for cash the entire aggregate principal amount outstanding of the 5.875% Senior Notes and repaid a portion of its indebtedness on the Tranche A Term Loan, resulting in a loss on extinguishment of debt of approximately $34 million. Additionally, during the nine months ended September 30, 2014, Delphi reached a final settlement with its insurance carrier related to a business interruption insurance claim, and received proceeds from this settlement of approximately $14 million, net of related costs and expenses.
During the nine months ended September 30, 2013 Delphi amended its Credit Agreement and repaid the entire balance of the Tranche B Term Loan from the Original Credit Agreement, resulting in a loss on extinguishment of debt of $39 million.

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
Acquisition of Antaya Technologies Corporation
On September 22, 2014, Delphi agreed to acquire 100% of the share capital of Antaya Technologies Corporation, a leading manufacturer of on-glass connectors to the global automotive industry, for a purchase price of approximately $140 million due at closing, with an additional cash payment of up to $40 million due upon the achievement of certain financial performance metrics over a future 3-year period beginning at the time the acquisition is closed. The acquisition is subject to the satisfaction of customary closing conditions and the receipt of regulatory and other approvals, and is expected to close in the fourth quarter of 2014. The Company intends to finance this acquisition utilizing cash on hand.
Acquisition of Unwired Holdings, Inc.
On October 1, 2014, Delphi acquired 100% of the equity interests of Unwired Holdings, Inc., a media connectivity module supplier to the global automotive industry, for $190 million, net of approximately $20 million for acquired cash, excess net working capital and certain tax benefits, which are subject to certain post-closing adjustments. The acquisition will be accounted for as a business combination, and a preliminary valuation of the acquired assets resulted in approximately $25 million of the purchase price allocated to tangible net assets, $120 million allocated to goodwill and $65 million allocated to other intangible assets, which will be included within the Company's Electrical/Electronic Architecture segment. The acquired other intangible assets include both developed technology and customer relationships, and will be amortized over their estimated useful lives of between 10 and 12 years. The purchase price allocations were based on estimated fair values as of the acquisition date as determined by third party valuation specialists, and may be subsequently adjusted to reflect final valuation studies. The Company financed this acquisition utilizing cash on hand.
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
A summary of activity, including award grants, vesting and forfeitures is provided below:

	RSUs	Weighted Average Grant Date Fair Value
	(in thousands)
Outstanding, January 1, 2014	2,918	$36.55
Granted	823	67.92
Vested	(405)	35.52
Forfeited	(166)	40.88
Outstanding, September 30, 2014	3,170	44.59
Delphi recognized compensation expense of $21 million ($16 million, net of tax) and $10 million ($8 million, net of tax) based on the Company’s best estimate of ultimate performance against the respective targets during the three months ended September 30, 2014 and 2013, respectively. Delphi recognized compensation expense of $54 million ($41 million, net of tax) and $34 million ($26 million, net of tax) based on the Company’s best estimate of ultimate performance against the respective targets during the nine months ended September 30, 2014 and 2013, respectively. Delphi will continue to recognize compensation expense, based on the grant date fair value of the awards applied to the Company’s best estimate of ultimate performance against the respective targets, over the requisite vesting periods of the awards. Based on the grant date fair value of the awards and the Company’s best estimate of ultimate performance against the respective targets as of September 30, 2014, unrecognized compensation expense on a pretax basis of approximately $81 million is anticipated to be recognized over a weighted average period of approximately 2 years. For the nine months ended September 30, 2014 and 2013, respectively, approximately $8 million and $3 million of cash was paid and reflected as a financing activity in the statements of cash flows related to the minimum statutory tax withholding for vested RSUs.
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
Approximately $200 million of the VCP awards were settled in cash during the year ended December 31, 2012 and approximately $31 million (including $11 million of taxes to be paid) that remained in accrued liabilities as of December 31, 2012 related to certain legal entities was paid out in the first quarter of 2013. The cash flow impacts for the nine months ended September 30, 2014 and 2013 were $0 million and $31 million, respectively. Final settlement of the awards for Delphi's officers was comprised of a combination of cash and ordinary shares. On December 31, 2012, 717,230 ordinary shares were issued to Delphi's officers, of which 290,798 ordinary shares were withheld to cover U.S. withholding taxes. For the nine months ended September 30, 2014 and 2013, respectively, approximately $0 million and $11 million of cash was paid and reflected as a financing activity in the statements of cash flows related to the minimum statutory tax withholding for the vested ordinary shares. Delphi recognized compensation expense based on estimates of the enterprise value over the requisite vesting periods of the awards.
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
The historical presentation of certain intercompany accounts and activity within the supplemental guarantor condensed consolidating financial statements has been revised to be consistent with the presentation as of September 30, 2014.

Statement of Operations Three Months Ended September 30, 2014

	Parent Guarantors	Subsidiary Issuer	Non- Guarantor Subsidiaries	Eliminations	Consolidated

	(in millions)
Net sales	$—	$—	$4,144	$—	$4,144
Operating expenses:
Cost of sales	—	—	3,388	—	3,388
Selling, general and administrative	31	—	239	—	270
Amortization	—	—	25	—	25
Restructuring	—	—	47	—	47
Total operating expenses	31	—	3,699	—	3,730
Operating (loss) income	(31)	—	445	—	414
Interest (expense) income	(13)	(45)	(17)	42	(33)
Other income (expense), net	15	17	15	(42)	5
(Loss) income before income taxes and equity income	(29)	(28)	443	—	386
Income tax benefit (expense)	1	10	(74)	—	(63)
(Loss) income before equity income	(28)	(18)	369	—	323
Equity in net income of affiliates	—	—	2	—	2
Equity in net income (loss) of subsidiaries	333	47	—	(380)	—
Net income (loss)	305	29	371	(380)	325
Net income attributable to noncontrolling interest	—	—	20	—	20
Net income (loss) attributable to Delphi	$305	$29	$351	$(380)	$305

Statement of Operations Nine Months Ended September 30, 2014

	Parent Guarantors	Subsidiary Issuer	Non- Guarantor Subsidiaries	Eliminations	Consolidated

	(in millions)
Net sales	$—	$—	$12,871	$—	$12,871
Operating expenses:
Cost of sales	—	—	10,507	—	10,507
Selling, general and administrative	66	—	737	—	803
Amortization	—	—	76	—	76
Restructuring	—	—	124	—	124
Total operating expenses	66	—	11,444	—	11,510
Operating (loss) income	(66)	—	1,427	—	1,361
Interest (expense) income	(34)	(137)	(53)	123	(101)
Other income (expense), net	45	14	56	(123)	(8)
(Loss) income before income taxes and equity income	(55)	(123)	1,430	—	1,252
Income tax benefit (expense)	1	45	(246)	—	(200)
(Loss) income before equity income	(54)	(78)	1,184	—	1,052
Equity in net income of affiliates	—	—	20	—	20
Equity in net income (loss) of subsidiaries	1,061	189	—	(1,250)	—
Net income (loss)	1,007	111	1,204	(1,250)	1,072
Net income attributable to noncontrolling interest	—	—	65	—	65
Net income (loss) attributable to Delphi	$1,007	$111	$1,139	$(1,250)	$1,007

Statement of Operations Three Months Ended September 30, 2013

	Parent Guarantors	Subsidiary Issuer	Non- Guarantor Subsidiaries	Eliminations	Consolidated

	(in millions)
Net sales	$—	$—	$4,017	$—	$4,017
Operating expenses:
Cost of sales	—	—	3,338	—	3,338
Selling, general and administrative	41	—	187	—	228
Amortization	—	—	27	—	27
Restructuring	—	—	37	—	37
Total operating expenses	41	—	3,589	—	3,630
Operating (loss) income	(41)	—	428	—	387
Interest (expense) income	(15)	(47)	(17)	45	(34)
Other income (expense), net	15	15	19	(45)	4
(Loss) income before income taxes and equity income	(41)	(32)	430	—	357
Income tax benefit (expense)	—	12	(84)	—	(72)
(Loss) income before equity income	(41)	(20)	346	—	285
Equity in net income of affiliates	—	—	8	—	8
Equity in net income (loss) of subsidiaries	312	74	—	(386)	—
Net income (loss)	271	54	354	(386)	293
Net income attributable to noncontrolling interest	—	—	22	—	22
Net income (loss) attributable to Delphi	$271	$54	$332	$(386)	$271

Statement of Operations Nine Months Ended September 30, 2013

	Parent Guarantors	Subsidiary Issuer	Non- Guarantor Subsidiaries	Eliminations	Consolidated

	(in millions)
Net sales	$—	$—	$12,281	$—	$12,281
Operating expenses:
Cost of sales	—	—	10,141	—	10,141
Selling, general and administrative	120	—	579	—	699
Amortization	—	—	79	—	79
Restructuring	—	—	95	—	95
Total operating expenses	120	—	10,894	—	11,014
Operating (loss) income	(120)	—	1,387	—	1,267
Interest (expense) income	(41)	(141)	(54)	130	(106)
Other income (expense), net	45	9	51	(130)	(25)
(Loss) income before income taxes and equity income	(116)	(132)	1,384	—	1,136
Income tax benefit (expense)	—	49	(231)	—	(182)
(Loss) income before equity income	(116)	(83)	1,153	—	954
Equity in net income of affiliates	—	—	26	—	26
Equity in net income (loss) of subsidiaries	1,030	252	—	(1,282)	—
Net income (loss)	914	169	1,179	(1,282)	980
Net income attributable to noncontrolling interest	—	—	66	—	66
Net income (loss) attributable to Delphi	$914	$169	$1,113	$(1,282)	$914

Statement of Comprehensive Income Three Months Ended September 30, 2014

	Parent Guarantors	Subsidiary Issuer	Non- Guarantor Subsidiaries	Eliminations	Consolidated

	(in millions)
Net income (loss)	$305	$29	$371	$(380)	$325
Other comprehensive income (loss):
Currency translation adjustments	—	—	(179)	—	(179)
Net change in unrecognized loss on derivative instruments, net of tax	—	—	(23)	—	(23)
Employee benefit plans adjustment, net of tax	—	—	12	—	12
Other comprehensive loss	—	—	(190)	—	(190)
Equity in other comprehensive (loss) income of subsidiaries	(187)	(8)	—	195	—
Comprehensive income (loss)	118	21	181	(185)	135
Comprehensive income attributable to noncontrolling interests	—	—	17	—	17
Comprehensive income (loss) attributable to Delphi	$118	$21	$164	$(185)	$118

Statement of Comprehensive Income Nine Months Ended September 30, 2014

	Parent Guarantors	Subsidiary Issuer	Non- Guarantor Subsidiaries	Eliminations	Consolidated

	(in millions)
Net income (loss)	$1,007	$111	$1,204	$(1,250)	$1,072
Other comprehensive income (loss):
Currency translation adjustments	—	—	(172)	—	(172)
Net change in unrecognized loss on derivative instruments, net of tax	—	—	(16)	—	(16)
Employee benefit plans adjustment, net of tax	—	—	14	—	14
Other comprehensive loss	—	—	(174)	—	(174)
Equity in other comprehensive (loss) income of subsidiaries	(169)	1	—	168	—
Comprehensive income (loss)	838	112	1,030	(1,082)	898
Comprehensive income attributable to noncontrolling interests	—	—	60	—	60
Comprehensive income (loss) attributable to Delphi	$838	$112	$970	$(1,082)	$838

Statement of Comprehensive Income Three Months Ended September 30, 2013

	Parent Guarantors	Subsidiary Issuer	Non- Guarantor Subsidiaries	Eliminations	Consolidated

	(in millions)
Net income (loss)	$271	$54	$354	$(386)	$293
Other comprehensive income (loss):
Currency translation adjustments	—	—	113	—	113
Net change in unrecognized gain on derivative instruments, net of tax	—	—	10	—	10
Employee benefit plans adjustment, net of tax	—	—	(5)	—	(5)
Other comprehensive income	—	—	118	—	118
Equity in other comprehensive income (loss) of subsidiaries	115	12	—	(127)	—
Comprehensive income (loss)	386	66	472	(513)	411
Comprehensive income attributable to noncontrolling interests	—	—	25	—	25
Comprehensive income (loss) attributable to Delphi	$386	$66	$447	$(513)	$386

Statement of Comprehensive Income Nine Months Ended September 30, 2013

	Parent Guarantors	Subsidiary Issuer	Non- Guarantor Subsidiaries	Eliminations	Consolidated

	(in millions)
Net income (loss)	$914	$169	$1,179	$(1,282)	$980
Other comprehensive income (loss):
Currency translation adjustments	—	—	(4)	—	(4)
Net change in unrecognized loss on derivative instruments, net of tax	—	—	(29)	—	(29)
Employee benefit plans adjustment, net of tax	—	—	11	—	11
Other comprehensive loss	—	—	(22)	—	(22)
Equity in other comprehensive (loss) income of subsidiaries	(25)	(27)	—	52	—
Comprehensive income (loss)	889	142	1,157	(1,230)	958
Comprehensive income attributable to noncontrolling interests	—	—	69	—	69
Comprehensive income (loss) attributable to Delphi	$889	$142	$1,088	$(1,230)	$889

Balance Sheet as of September 30, 2014

	Parent Guarantors	Subsidiary Issuer	Non- Guarantor Subsidiaries	Eliminations	Consolidated

	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$19	$—	$1,007	$—	$1,026
Restricted cash	—	—	2	—	2
Accounts receivable, net	—	—	2,839	—	2,839
Intercompany receivables, current	197	1,816	2,422	(4,435)	—
Inventories	—	—	1,227	—	1,227
Other current assets	—	—	588	—	588
Total current assets	216	1,816	8,085	(4,435)	5,682
Long-term assets:
Intercompany receivables, long-term	820	932	1,291	(3,043)	—
Property, net	—	—	3,273	—	3,273
Investments in affiliates	—	—	243	—	243
Investments in subsidiaries	6,073	656	—	(6,729)	—
Intangible assets, net	—	—	1,083	—	1,083
Other long-term assets	—	44	598	—	642
Total long-term assets	6,893	1,632	6,488	(9,772)	5,241
Total assets	$7,109	$3,448	$14,573	$(14,207)	$10,923
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$—	$—	$37	$—	$37
Accounts payable	—	—	2,521	—	2,521
Intercompany payables, current	2,913	74	1,449	(4,436)	—
Accrued liabilities	11	18	1,257	—	1,286
Total current liabilities	2,924	92	5,264	(4,436)	3,844
Long-term liabilities:
Long-term debt	—	2,398	19	—	2,417
Intercompany payables, long-term	1,291	820	932	(3,043)	—
Pension benefit obligations	—	—	911	—	911
Other long-term liabilities	—	—	372	—	372
Total long-term liabilities	1,291	3,218	2,234	(3,043)	3,700
Total liabilities	4,215	3,310	7,498	(7,479)	7,544
Total Delphi shareholders’ equity	2,894	138	6,590	(6,728)	2,894
Noncontrolling interest	—	—	485	—	485
Total shareholders’ equity	2,894	138	7,075	(6,728)	3,379
Total liabilities and shareholders’ equity	$7,109	$3,448	$14,573	$(14,207)	$10,923

Balance Sheet as of December 31, 2013

	Parent Guarantors	Subsidiary Issuer	Non- Guarantor Subsidiaries	Eliminations	Consolidated

	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$7	$—	$1,382	$—	$1,389
Restricted cash	—	—	4	—	4
Accounts receivable, net	—	—	2,662	—	2,662
Intercompany receivables, current	452	1,123	1,418	(2,993)	—
Inventories	—	—	1,102	(9)	1,093
Other current assets	1	10	600	(7)	604
Total current assets	460	1,133	7,168	(3,009)	5,752
Long-term assets:
Intercompany receivables, long-term	561	888	1,283	(2,732)	—
Property, net	—	—	3,216	—	3,216
Investments in affiliates	—	—	234	—	234
Investments in subsidiaries	5,181	1,130	—	(6,311)	—
Intangible assets, net	—	—	1,219	—	1,219
Other long-term assets	—	43	581	2	626
Total long-term assets	5,742	2,061	6,533	(9,041)	5,295
Total assets	$6,202	$3,194	$13,701	$(12,050)	$11,047
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$—	$25	$36	$—	$61
Accounts payable	—	—	2,595	—	2,595
Intercompany payables, current	2,008	204	771	(2,983)	—
Accrued liabilities	—	23	1,222	(7)	1,238
Total current liabilities	2,008	252	4,624	(2,990)	3,894
Long-term liabilities:
Long-term debt	—	2,339	12	—	2,351
Intercompany payables, long-term	1,283	571	888	(2,742)	—
Pension benefit obligations	—	—	959	—	959
Other long-term liabilities	—	—	409	—	409
Total long-term liabilities	1,283	2,910	2,268	(2,742)	3,719
Total liabilities	3,291	3,162	6,892	(5,732)	7,613
Total Delphi shareholders’ equity	2,911	32	6,286	(6,318)	2,911
Noncontrolling interest	—	—	523	—	523
Total shareholders’ equity	2,911	32	6,809	(6,318)	3,434
Total liabilities and shareholders’ equity	$6,202	$3,194	$13,701	$(12,050)	$11,047

Statement of Cash Flows for the Nine Months Ended September 30, 2014

	Parent Guarantors	Subsidiary Issuer	Non- Guarantor Subsidiaries	Eliminations	Consolidated

	(in millions)
Net cash provided by operating activities	$37	$—	$1,225	$—	$1,262
Cash flows from investing activities:
Capital expenditures	—	—	(666)	—	(666)
Proceeds from sale of property/investments	—	—	7	—	7
Decrease in restricted cash	—	—	2	—	2
Loans to affiliates	—	(745)	(848)	1,593	—
Repayments of loans from affiliates	—	55	254	(309)	—
Return of investments in subsidiaries	—	270	—	(270)	—
Net cash (used in) provided by investing activities	—	(420)	(1,251)	1,014	(657)
Cash flows from financing activities:
Net proceeds from other short-term debt agreements	—	—	9	—	9
Repayments under long-term debt agreements	—	(164)	—	—	(164)
Repayment of senior notes	—	(526)	—	—	(526)
Proceeds from issuance of senior notes, net of issuance costs	—	691	—	—	691
Dividend payments of consolidated affiliates to minority shareholders	—	—	(61)	—	(61)
Proceeds from borrowings from affiliates	1,064	529	—	(1,593)	—
Payments on borrowings from affiliates	(199)	(110)	—	309	—
Capital distributions to affiliates	—	—	(270)	270	—
Repurchase of ordinary shares	(662)	—	—	—	(662)
Distribution of cash dividends	(228)	—	—	—	(228)
Taxes withheld and paid on employees' restricted share awards	—	—	(8)	—	(8)
Net cash (used in) provided by financing activities	(25)	420	(330)	(1,014)	(949)
Effect of exchange rate fluctuations on cash and cash equivalents	—	—	(19)	—	(19)
Increase (decrease) in cash and cash equivalents	12	—	(375)	—	(363)
Cash and cash equivalents at beginning of period	7	—	1,382	—	1,389
Cash and cash equivalents at end of period	$19	$—	$1,007	$—	$1,026

Statement of Cash Flows for the Nine Months Ended September 30, 2013

	Parent Guarantors	Subsidiary Issuer	Non- Guarantor Subsidiaries	Eliminations	Consolidated

	(in millions)
Net cash (used in) provided by operating activities	$(100)	$—	$1,238	$(68)	$1,070
Cash flows from investing activities:
Capital expenditures	—	—	(512)	—	(512)
Proceeds from sale of property/investments	—	—	24	—	24
Cost of business and technology acquisitions, net of cash acquired	—	—	(10)	—	(10)
Decrease in restricted cash	—	—	3	—	3
Loans to affiliates	—	(795)	(579)	1,374	—
Repayments of loans from affiliates	—	262	468	(730)	—
Return of investments in subsidiaries	—	357	—	(357)	—
Net cash (used in) provided by investing activities	—	(176)	(606)	287	(495)
Cash flows from financing activities:
Net repayments under other short-term debt agreements	—	—	(79)	—	(79)
Repayments under long-term debt agreements	—	(1,349)	—	—	(1,349)
Proceeds from issuance of senior secured term loans, net of issuance costs	—	560	—	—	560
Proceeds from issuance of senior notes, net of issuance costs	—	788	—	—	788
Dividend payments of consolidated affiliates to minority shareholders	—	—	(26)	—	(26)
Proceeds from borrowings from affiliates	1,119	245	10	(1,374)	—
Payments on borrowings from affiliates	(493)	—	(237)	730	—
Capital distributions to affiliates	—	—	(357)	357	—
Dividends paid to affiliates	—	(68)	—	68	—
Repurchase of ordinary shares	(353)	—	—	—	(353)
Distribution of cash dividends	(159)	—	—	—	(159)
Taxes withheld and paid on employees' restricted share awards	—	—	(14)	—	(14)
Net cash provided by (used in) financing activities	114	176	(703)	(219)	(632)
Effect of exchange rate fluctuations on cash and cash equivalents	—	—	5	—	5
Increase (decrease) in cash and cash equivalents	14	—	(66)	—	(52)
Cash and cash equivalents at beginning of period	2	—	1,103	—	1,105
Cash and cash equivalents at end of period	$16	$—	$1,037	$—	$1,053

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
Included below are sales and operating data for Delphi’s segments for the three and nine months ended September 30, 2014 and 2013.

	Electrical/ Electronic Architecture	Powertrain Systems	Electronics and Safety	Thermal Systems	Eliminations and Other (1)	Total

	(in millions)
For the Three Months Ended September 30, 2014:
Net sales	$1,993	$1,131	$697	$390	$(67)	$4,144
Depreciation and amortization	$67	$50	$20	$13	$—	$150
Adjusted operating income	$254	$118	$84	$12	$—	$468
Operating income	$226	$108	$69	$11	$—	$414
Equity income (loss)	$6	$—	$—	$3	$(7)	$2
Net income attributable to noncontrolling interest	$8	$6	$—	$6	$—	$20

	Electrical/ Electronic Architecture	Powertrain Systems	Electronics and Safety	Thermal Systems	Eliminations and Other (1)	Total

	(in millions)
For the Three Months Ended September 30, 2013:
Net sales	$1,956	$1,048	$705	$364	$(56)	$4,017
Depreciation and amortization	$61	$48	$19	$10	$—	$138
Adjusted operating income	$248	$94	$81	$5	$—	$428
Operating income	$237	$86	$62	$2	$—	$387
Equity income (loss)	$4	$1	$—	$4	$(1)	$8
Net income attributable to noncontrolling interest	$11	$6	$—	$5	$—	$22

	Electrical/ Electronic Architecture	Powertrain Systems	Electronics and Safety	Thermal Systems	Eliminations and Other (1)	Total

	(in millions)
For the Nine Months Ended September 30, 2014:
Net sales	$6,269	$3,433	$2,180	$1,176	$(187)	$12,871
Depreciation and amortization	$196	$149	$60	$36	$—	$441
Adjusted operating income	$825	$375	$256	$42	$—	$1,498
Operating income	$767	$326	$230	$38	$—	$1,361
Equity income (loss)	$16	$2	$—	$12	$(10)	$20
Net income attributable to noncontrolling interest	$25	$24	$—	$16	$—	$65

	Electrical/ Electronic Architecture	Powertrain Systems	Electronics and Safety	Thermal Systems	Eliminations and Other (1)	Total

	(in millions)
For the Nine Months Ended September 30, 2013:
Net sales	$5,921	$3,316	$2,123	$1,097	$(176)	$12,281
Depreciation and amortization	$174	$140	$55	$32	$—	$401
Adjusted operating income	$745	$354	$242	$31	$—	$1,372
Operating income	$709	$334	$198	$26	$—	$1,267
Equity income (loss)	$11	$4	$—	$12	$(1)	$26
Net income attributable to noncontrolling interest	$31	$22	$—	$13	$—	$66

(1)	Eliminations and Other includes the elimination of inter-segment transactions.

The reconciliation of Adjusted Operating Income to Operating Income includes restructuring, other acquisition-related costs and asset impairments. The reconciliation of Adjusted Operating Income to net income attributable to Delphi for the three and nine months ended September 30, 2014 and 2013 are as follows:

	Electrical/ Electronic Architecture	Powertrain Systems	Electronics and Safety	Thermal Systems	Eliminations and Other	Total

	(in millions)
For the Three Months Ended September 30, 2014:
Adjusted operating income	$254	$118	$84	$12	$—	$468
Restructuring	(24)	(9)	(13)	(1)	—	(47)
Other acquisition-related costs	(3)	—	—	—	—	(3)
Asset impairments	(1)	(1)	(2)	—	—	(4)
Operating income	$226	$108	$69	$11	$—	414
Interest expense						(33)
Other income, net						5
Income before income taxes and equity income						386
Income tax expense						(63)
Equity income, net of tax						2
Net income						325
Net income attributable to noncontrolling interest						20
Net income attributable to Delphi						$305

	Electrical/ Electronic Architecture	Powertrain Systems	Electronics and Safety	Thermal Systems	Eliminations and Other	Total

	(in millions)
For the Three Months Ended September 30, 2013:
Adjusted operating income	$248	$94	$81	$5	$—	$428
Restructuring	(7)	(8)	(19)	(3)	—	(37)
Other acquisition-related costs	(4)	—	—	—	—	(4)
Operating income	$237	$86	$62	$2	$—	387
Interest expense						(34)
Other income, net						4
Income before income taxes and equity income						357
Income tax expense						(72)
Equity income, net of tax						8
Net income						293
Net income attributable to noncontrolling interest						22
Net income attributable to Delphi						$271

	Electrical/ Electronic Architecture	Powertrain Systems	Electronics and Safety	Thermal Systems	Eliminations and Other	Total

	(in millions)
For the Nine Months Ended September 30, 2014:
Adjusted operating income	$825	$375	$256	$42	$—	$1,498
Restructuring	(50)	(48)	(22)	(4)	—	(124)
Other acquisition-related costs	(6)	—	—	—	—	(6)
Asset impairments	(2)	(1)	(4)	—	—	(7)
Operating income	$767	$326	$230	$38	$—	1,361
Interest expense						(101)
Other income, net						(8)
Income before income taxes and equity income						1,252
Income tax expense						(200)
Equity income, net of tax						20
Net income						1,072
Net income attributable to noncontrolling interest						65
Net income attributable to Delphi						$1,007

	Electrical/ Electronic Architecture	Powertrain Systems	Electronics and Safety	Thermal Systems	Eliminations and Other	Total

	(in millions)
For the Nine Months Ended September 30, 2013:
Adjusted operating income	$745	$354	$242	$31	$—	$1,372
Restructuring	(26)	(20)	(44)	(5)	—	(95)
Other acquisition-related costs	(10)	—	—	—	—	(10)
Operating income	$709	$334	$198	$26	$—	1,267
Interest expense						(106)
Other income, net						(25)
Income before income taxes and equity income						1,136
Income tax expense						(182)
Equity income, net of tax						26
Net income						980
Net income attributable to noncontrolling interest						66
Net income attributable to Delphi						$914

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
This Quarterly Report on Form 10-Q, including the exhibits being filed as part of this report, as well as other statements made by Delphi Automotive PLC (“Delphi,” the “Company,” “we,” “us” and “our”), contain forward-looking statements that reflect, when made, the Company’s current views with respect to current events and financial performance. Such forward-looking statements are subject to many risks, uncertainties and factors relating to the Company’s operations and business environment, which may cause the actual results of the Company to be materially different from any future results, express or implied, by such forward-looking statements. All statements that address future operating, financial or business performance or the Company’s strategies or expectations are forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “will,” “should,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “projects,” “potential,” “outlook” or “continue,” and other comparable terminology. Factors that could cause actual results to differ materially from these forward-looking statements include, but are not limited to, the following: global economic conditions, including conditions affecting the credit market; the cyclical nature of automotive sales and production; the potential disruptions in the supply of and changes in the competitive environment for raw material integral to the Company’s products; the Company’s ability to maintain contracts that are critical to its operations; the ability of the Company to integrate and realize the benefits of recent acquisitions; the ability of the Company to attract, motivate and/or retain key executives; the ability of the Company to avoid or continue to operate during a strike, or partial work stoppage or slow down by any of its unionized employees or those of its principal customers, and the ability of the Company to attract and retain customers. Additional factors are discussed under the captions “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s filings with the Securities and Exchange Commission, including those set forth in the Company's Annual Report on Form 10-K for fiscal year ended December 31, 2013 and in the Quarterly Report on Form 10-Q for the quarter ended June 30, 2014. New risks and uncertainties arise from time to time, and it is impossible for us to predict these events or how they may affect the Company. It should be remembered that the price of the ordinary shares and any income from them can go down as well as up. Delphi disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events and/or otherwise, except as may be required by law.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following management’s discussion and analysis of financial condition and results of operations (“MD&A”) is intended to help you understand the business operations and financial condition of the Company for the three and nine months ended September 30, 2014. This discussion should be read in conjunction with Item 1. Financial Statements. Our MD&A is presented in eight sections:

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
Our total net sales during the three and nine months ended September 30, 2014 were $4.1 billion and $12.9 billion, an increase of 3% and 5% compared to the same periods of 2013, respectively. The increase in our total net sales is primarily attributable to increased sales in North America and Asia Pacific. Although our net sales in Europe also increased modestly in the first nine months of 2014, our sales continue to be impacted by persistent economic uncertainties in the region, which have resulted in limited growth in OEM production. Partially offsetting these increases were reduced sales in our smallest region, South America, due to continuing economic weakness; resulting in continued reductions in OEM production schedules in the region. Our overall lean cost structure, along with improving sales in North America as the U.S. economy continues to strengthen, and above-market sales growth in the Asia Pacific region, specifically China, enabled us to improve gross margins in the three and nine months ended September 30, 2014, compared to the same prior year periods.
We are focused on maintaining a low fixed cost structure that we believe provides us flexibility to remain profitable despite decreases in industry volumes and throughout the traditional vehicle industry production cycle. Accordingly, we will continue to adjust our cost structure and manufacturing footprint in response to continued economic uncertainties. As we operate in a cyclical industry that is impacted by movements in the global and regional economies, we continually evaluate opportunities to further adjust our cost structure, as evidenced by the restructuring programs we have implemented in order to align our manufacturing capacity with the current automotive production levels in Europe and South America, as described in Note 7. Restructuring. We believe our strong balance sheet coupled with our flexible cost structure will position us to capitalize on any strengthening of the global economy and improvements in OEM production volumes.
Trends, Uncertainties and Opportunities
Rate of economic recovery. Our business is directly related to automotive sales and automotive vehicle production by our customers. Automotive sales depend on a number of factors, including economic conditions. Although global automotive vehicle production increased approximately 3% from 2012 to 2013 and is expected to increase by an additional 3% in 2014, the economic recovery has been uneven from a regional perspective. Economic uncertainties continue to persist in Europe and South America, resulting in reduced consumer demand for vehicles and essentially flat vehicle production in Europe in 2013 as compared to 2012. Vehicle production is expected to increase by 2% in Europe and decrease by 17% in South America in 2014 as compared to 2013. Continued economic weakness in Europe or South America, or weakness in North America or Asia Pacific, could result in a significant reduction in automotive sales and production by our customers, which would have an adverse effect on our business, results of operations and financial condition. Additionally, volatility in oil and gasoline prices negatively impacts consumer confidence and automotive sales, as well as the mix of future sales (from trucks and sport utility vehicles toward smaller, fuel-efficient passenger cars). While our diversified customer and geographic revenue base have well positioned us to withstand the impact of industry downturns and benefit from industry upturns, shifts to vehicles with less content would adversely impact our profitability.
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
Market driven products. Our product offerings satisfy the OEMs’ need to meet increasingly stringent government regulations and meet consumer preferences for products that address the mega-trends of Safe, Green and Connected, leading to increased content per vehicle, greater profitability and higher margins. With these offerings, we believe we are well-positioned to benefit from the growing demand for vehicle content related to safety, fuel efficiency, emissions control, automated features and connectivity to the global information network. Our Electrical/Electronic Architecture and Electronics and Safety segments are benefiting from the substantial increase in vehicle content and electrification requiring a complex and reliable electrical architecture and systems to operate, such as hybrid power electronics, electrical vehicle monitoring, active safety systems, integrated electronic displays, navigation systems and consumer electronics. Our ability to design a reliable electrical architecture that optimizes power distribution and/or consumption is key to satisfying the OEMs’ need to reduce emissions while continuing to meet the demands of consumers. Additionally, our Powertrain Systems and Thermal Systems segments are also focused on addressing the demand for increased fuel efficiency and emission control by improving fuel consumption and heat dissipation, which are principal factors influencing fuel efficiency and emissions.
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
We are focused on maintaining a low fixed cost structure that we believe provides us flexibility to remain profitable despite decreases in industry volumes and at all points of the traditional vehicle industry production cycle. We believe that our lean cost structure will allow us to remain profitable throughout the traditional vehicle industry production cycle. As a result, approximately 94% of our hourly workforce is located in low cost countries. Furthermore, we have substantial operational flexibility by leveraging a large workforce of temporary workers, which represented approximately 30% of the hourly workforce as of September 30, 2014. However, we will continue to adjust our cost structure and manufacturing footprint in response to continued economic uncertainties, as evidenced by our on-going restructuring programs focused on aligning our manufacturing capacity and footprint with the current automotive production levels in Europe and South America. As we continue to operate in a cyclical industry that is impacted by movements in the global and regional economies, we continually evaluate opportunities to further adjust our cost structure.
We have a strong balance sheet with gross debt of approximately $2.5 billion and substantial liquidity of approximately $2.5 billion of cash and cash equivalents and available financing under our Revolving Credit Facility (as defined below in Liquidity and Capital Resources) as of September 30, 2014, and no significant U.S. defined benefit or workforce postretirement health care benefits and employer-paid postretirement basic life insurance benefits (“OPEB”) liabilities. We intend to maintain strong financial discipline targeting industry-leading earnings growth, cash flow generation and return on invested capital and to maintain sufficient liquidity to sustain our financial flexibility throughout the industry cycle.
OEM product recalls. There has been a significant increase in the number of vehicles recalled by OEMs during 2014. These recalls can either be initiated by the OEMs or influenced by regulatory agencies. Although we have not experienced any significant impacts to date as a result of the recent recalls that have been initiated, it is possible that we may be adversely affected in the future if the pace of these recalls continues.
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
Three and Nine Months Ended September 30, 2014 versus Three and Nine Months Ended September 30, 2013
The results of operations for the three and nine months ended September 30, 2014 and 2013 were as follows:

	Three Months Ended September 30,					Nine Months Ended September 30,
	2014		2013		Favorable/ (Unfavorable)	2014		2013		Favorable/(Unfavorable)

	(dollars in millions)
Net sales	$4,144		$4,017		$127	$12,871		$12,281		$590
Cost of sales	3,388		3,338		(50)	10,507		10,141		(366)
Gross margin	756	18.2%	679	16.9%	77	2,364	18.4%	2,140	17.4%	224
Selling, general and administrative	270		228		(42)	803		699		(104)
Amortization	25		27		2	76		79		3
Restructuring	47		37		(10)	124		95		(29)
Operating income	414		387		27	1,361		1,267		94
Interest expense	(33)		(34)		1	(101)		(106)		5
Other income (expense), net	5		4		1	(8)		(25)		17
Income before income taxes and equity income	386		357		29	1,252		1,136		116
Income tax expense	(63)		(72)		9	(200)		(182)		(18)
Income before equity income	323		285		38	1,052		954		98
Equity income, net of tax	2		8		(6)	20		26		(6)
Net income	325		293		32	1,072		980		92
Net income attributable to noncontrolling interest	20		22		(2)	65		66		(1)
Net income attributable to Delphi	$305		$271		$34	$1,007		$914		$93

Total Net Sales
Below is a summary of our total net sales for the three months ended September 30, 2014 versus September 30, 2013.

	Three Months Ended September 30,			Variance Due To:
	2014	2013	Favorable/(unfavorable)	Volume, net of contractual price reductions	FX	Commodity pass-through	Other	Total

	(in millions)			(in millions)
Total net sales	$4,144	$4,017	$127	$126	$17	$(16)	$—	$127

Total net sales for the three months ended September 30, 2014 increased 3% compared to the three months ended September 30, 2013. We experienced volume growth of 5% for the period as a result of increased sales in North America and Asia Pacific, as well as an increase due to favorable currency impacts, partially offset by contractual price reductions.
Below is a summary of our total net sales for the nine months ended September 30, 2014 versus September 30, 2013.

	Nine Months Ended September 30,			Variance Due To:
	2014	2013	Favorable/(unfavorable)	Volume, net of contractual price reductions	FX	Commodity pass-through	Other	Total

	(in millions)			(in millions)
Total net sales	$12,871	$12,281	$590	$501	$139	$(50)	$—	$590

Total net sales for the nine months ended September 30, 2014 increased 5% compared to the nine months ended September 30, 2013. We experienced volume growth of 6% for the period as a result of increased sales in North America and Asia Pacific, as well as an increase due to favorable currency impacts, primarily related to the Euro, partially offset by contractual price reductions.

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
Cost of sales increased $50 million for the three months ended September 30, 2014 compared to the three months ended September 30, 2013, as summarized below. The Company's material cost of sales was approximately 50% of net sales during both the three months ended September 30, 2014 and September 30, 2013.

	Three Months Ended September 30,			Variance Due To:
	2014	2013	Favorable/(unfavorable)	Volume (a)	FX	Operational performance	Other	Total

	(dollars in millions)			(in millions)
Cost of sales	$3,388	$3,338	$(50)	$(155)	$(10)	$130	$(15)	$(50)
Gross margin	$756	$679	$77	$(30)	$7	$130	$(30)	$77
Percentage of net sales	18.2%	16.9%

(a)	Presented net of contractual price reductions for gross margin variance.
The increase in cost of sales reflects increased volumes before contractual price reductions for the three month period and unfavorable currency impacts resulting from fluctuations in currency exchange rates, partially offset by improved operational performance, and the following items in Other above:

•	Approximately $12 million of increased depreciation and amortization.

•	The absence of a prior period gain on the disposal of property of approximately $11 million from the sale of a manufacturing site that was closed as a result of Delphi's overall restructuring program.

Cost of sales increased $366 million for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013, as summarized below. The Company's material cost of sales was approximately 50% of net sales in both the nine months ended September 30, 2014 and September 30, 2013.

	Nine Months Ended September 30,			Variance Due To:
	2014	2013	Favorable/(unfavorable)	Volume (a)	FX	Operational performance	Other	Total

	(dollars in millions)			(in millions)
Cost of sales	$10,507	$10,141	$(366)	$(546)	$(110)	$334	$(44)	$(366)
Gross margin	$2,364	$2,140	$224	$(46)	$29	$334	$(93)	$224
Percentage of net sales	18.4%	17.4%

(a)	Presented net of contractual price reductions for gross margin variance.
The increase in cost of sales reflects increased volumes before contractual price reductions for the nine month period and unfavorable currency impacts resulting from fluctuations in currency exchange rates, partially offset by improved operational performance, and the following items in Other above:

•	Approximately $40 million of increased depreciation and amortization.

•	The absence of a prior period gain on the disposal of property of approximately $11 million from the sale of a manufacturing site that was closed as a result of Delphi's overall restructuring program.

Selling, General and Administrative Expense

	Three Months Ended September 30,
	2014	2013	Favorable/ (unfavorable)

	(dollars in millions)
Selling, general and administrative expense	$270	$228	$(42)
Percentage of net sales	6.5%	5.7%

	Nine Months Ended September 30,
	2014	2013	Favorable/ (unfavorable)

	(dollars in millions)
Selling, general and administrative expense	$803	$699	$(104)
Percentage of net sales	6.2%	5.7%
Selling, general and administrative expense (“SG&A”) includes administrative expenses, information technology costs and incentive compensation related costs, and increased as a percentage of sales for the three and nine months ended September 30, 2014 compared to 2013 due to an increase in accruals for incentive compensation, information technology costs and for other service providers.

Amortization

	Three Months Ended September 30,
	2014	2013	Favorable/ (unfavorable)

	(in millions)
Amortization	$25	$27	$2

	Nine Months Ended September 30,
	2014	2013	Favorable/ (unfavorable)

	(in millions)
Amortization	$76	$79	$3
Amortization expense reflects the non-cash charge related to definite-lived intangible assets. The relative consistency in amortization during the three and nine months ended September 30, 2014 compared to 2013 reflects continued amortization of our definite-lived intangible assets, which resulted primarily from the acquisition of MVL in October 2012, over their estimated useful lives.

Restructuring

	Three Months Ended September 30,
	2014	2013	Favorable/ (unfavorable)

	(dollars in millions)
Restructuring	$47	$37	$(10)
Percentage of net sales	1.1%	0.9%

	Nine Months Ended September 30,
	2014	2013	Favorable/ (unfavorable)

	(dollars in millions)
Restructuring	$124	$95	$(29)
Percentage of net sales	1.0%	0.8%
The increase in restructuring expense during the the three and nine months ended September 30, 2014 as compared to the three and nine months ended September 30, 2013 is primarily attributable to the expenses incurred in conjunction with our on-going restructuring programs focused on aligning our manufacturing capacity and footprint with the current automotive production levels in Europe and South America. These charges included the recognition of employee-related and other costs of $32 million during the nine months ended September 30, 2014 for the initiation of a new restructuring program at a European manufacturing site within the Powertrain Systems segment in the second quarter of 2014. Restructuring expenses recorded during the three and nine months ended September 30, 2013, were primarily attributable to the initiation of various restructuring actions, primarily in Europe, in the fourth quarter of 2012 and in the first quarter of 2013. These restructuring actions were initiated in response to lower OEM production volumes in Europe and continued economic uncertainties, and included workforce reductions, as well as plant closures, and have been substantially completed during 2014.
Refer to Note 7. Restructuring to the consolidated financial statements for additional information.

Interest Expense

	Three Months Ended September 30,
	2014	2013	Favorable/ (unfavorable)

	(in millions)
Interest expense	$33	$34	$1

	Nine Months Ended September 30,
	2014	2013	Favorable/ (unfavorable)

	(in millions)
Interest expense	$101	$106	$5
The decrease in interest expense for both the three and nine months ended September 30, 2014 compared to the prior year periods reflects a reduction in interest expense from the repayment of a portion of the Tranche A Term Loan and the redemption of the 5.875% Senior Notes, offset by the issuance of $700 million of the 2014 Senior Notes in the first quarter of 2014.
Refer to Note 8. Debt to the consolidated financial statements for additional information.

Other Income, Net

	Three Months Ended September 30,
	2014	2013	Favorable/ (unfavorable)

	(in millions)
Other income (expense), net	$5	$4	$1

	Nine Months Ended September 30,
	2014	2013	Favorable/ (unfavorable)

	(in millions)
Other income (expense), net	$(8)	$(25)	$17
The increase in other income (expense), net for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013 is a result of Delphi repaying a portion of the Tranche A Term Loan and redeeming the 5.875% senior notes during the nine months ended September 30, 2014, resulting in a loss on extinguishment of debt of $34 million. Additionally, during the nine months ended September 30, 2014, Delphi reached a final settlement with its insurance carrier related to a business interruption insurance claim, and received proceeds from the settlement of approximately $14 million, net of related costs and expenses.
During the nine months ended September 30, 2013, Delphi amended its Credit Agreement and repaid the entire balance of the Tranche B Term Loan from the Original Credit Agreement, resulting in a loss on extinguishment of debt of $39 million.
Refer to Note 16. Other income, net and Note 8. Debt to the consolidated financial statements included herein for additional information.

Income Taxes

	Three Months Ended September 30,
	2014	2013	Favorable/ (unfavorable)

	(in millions)
Income tax expense	$63	$72	$9

	Nine Months Ended September 30,
	2014	2013	Favorable/ (unfavorable)

	(in millions)
Income tax expense	$200	$182	$(18)
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

	(in millions)
Tax credits (1)	$—	$—	$(2)	$(22)
Withholding taxes (2)	—	(1)	(1)	3
Other change in tax reserves (3)	—	(6)	(6)	(5)
Change in tax law (4)		12	—	12
Other adjustments (5)	(7)	8	(11)	6
Income tax (benefit) expense associated with unusual or infrequent items	$(7)	$13	$(20)	$(6)

(1)
For the nine months ended September 30, 2013, the tax benefit primarily relates to the retroactive reinstatement of the U.S research and development tax credit under The American Taxpayer Relief Act of 2012.

(2)
For the nine months ended September 30, 2014 and September 30, 2013, the tax benefits and expense, respectively, primarily relate to the adjustment of the withholding tax liability on the undistributed earnings of certain foreign subsidiaries that are not indefinitely reinvested.

(3)
For the nine months ended September 30, 2014 and the three and nine months ended September 30, 2013, the tax benefits primarily relate to adjustments in tax reserves which were individually insignificant.

(4)
For the three and nine months ended September 30, 2013, the tax expense relates to the enactment of the United Kingdom Finance Act 2013 on July 23, 2013, which provided for a reduction to the corporate income tax rate from 23% to 21% effective April 1, 2014, with a further reduction to 20% effective April 1, 2015. The impact of this legislation was recorded as a discrete item during the third quarter of 2013, and resulted in increased tax expense of approximately $12 million due to the resultant impact on the net deferred tax asset balances.

(5)
For the three and nine months ended September 30, 2014 and September 30, 2013, the tax benefits and expense, respectively, primarily relate to provision to return adjustments and other items which were individually insignificant.

Equity Income

	Three Months Ended September 30,
	2014	2013	Favorable/ (unfavorable)

	(in millions)
Equity income, net of tax	$2	$8	$(6)

	Nine Months Ended September 30,
	2014	2013	Favorable/ (unfavorable)

	(in millions)
Equity income, net of tax	$20	$26	$(6)
Equity income, net of tax reflects Delphi’s interest in the results of ongoing operations of entities accounted for as equity-method investments. Equity income decreased for the three and nine months ended September 30, 2014 as compared to the three and nine months ended September 30, 2013, which is primarily attributable to declines in performance at our Korean joint ventures as compared to the prior period.

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
The reconciliation of Adjusted Operating Income to Operating Income includes restructuring, other acquisition-related costs and asset impairments. The reconciliation of Adjusted Operating Income to net income attributable to Delphi for the three and nine months ended September 30, 2014 and 2013 are as follows:

	Electrical/ Electronic Architecture	Powertrain Systems	Electronics and Safety	Thermal Systems	Eliminations and Other	Total

	(in millions)
For the Three Months Ended September 30, 2014:
Adjusted operating income	$254	$118	$84	$12	$—	$468
Restructuring	(24)	(9)	(13)	(1)	—	(47)
Other acquisition-related costs	(3)	—	—	—	—	(3)
Asset impairments	(1)	(1)	(2)	—	—	(4)
Operating income	$226	$108	$69	$11	$—	414
Interest expense						(33)
Other income, net						5
Income before income taxes and equity income						386
Income tax expense						(63)
Equity income, net of tax						2
Net income						325
Net income attributable to noncontrolling interest						20
Net income attributable to Delphi						$305

	Electrical/ Electronic Architecture	Powertrain Systems	Electronics and Safety	Thermal Systems	Eliminations and Other	Total

	(in millions)
For the Three Months Ended September 30, 2013:
Adjusted operating income	$248	$94	$81	$5	$—	$428
Restructuring	(7)	(8)	(19)	(3)	—	(37)
Other acquisition-related costs	(4)	—	—	—	—	(4)
Operating income	$237	$86	$62	$2	$—	387
Interest expense						(34)
Other income, net						4
Income before income taxes and equity income						357
Income tax expense						(72)
Equity income, net of tax						8
Net income						293
Net income attributable to noncontrolling interest						22
Net income attributable to Delphi						$271

	Electrical/ Electronic Architecture	Powertrain Systems	Electronics and Safety	Thermal Systems	Eliminations and Other	Total

	(in millions)
For the Nine Months Ended September 30, 2014:
Adjusted operating income	$825	$375	$256	$42	$—	$1,498
Restructuring	(50)	(48)	(22)	(4)	—	(124)
Other acquisition-related costs	(6)	—	—	—	—	(6)
Asset impairments	(2)	(1)	(4)	—	—	(7)
Operating income	$767	$326	$230	$38	$—	1,361
Interest expense						(101)
Other income, net						(8)
Income before income taxes and equity income						1,252
Income tax expense						(200)
Equity income, net of tax						20
Net income						1,072
Net income attributable to noncontrolling interest						65
Net income attributable to Delphi						$1,007

	Electrical/ Electronic Architecture	Powertrain Systems	Electronics and Safety	Thermal Systems	Eliminations and Other	Total

	(in millions)
For the Nine Months Ended September 30, 2013:
Adjusted operating income	$745	$354	$242	$31	$—	$1,372
Restructuring	(26)	(20)	(44)	(5)	—	(95)
Other acquisition-related costs	(10)	—	—	—	—	(10)
Operating income	$709	$334	$198	$26	$—	1,267
Interest expense						(106)
Other income, net						(25)
Income before income taxes and equity income						1,136
Income tax expense						(182)
Equity income, net of tax						26
Net income						980
Net income attributable to noncontrolling interest						66
Net income attributable to Delphi						$914

Net sales, gross margin as a percentage of net sales and Adjusted Operating Income by segment for the three and nine months ended September 30, 2014 and 2013 are as follows:

Net Sales by Segment

	Three Months Ended September 30,			Variance Due To:
	2014	2013	Favorable/ (unfavorable)	Volume, net of contractual price reductions	FX	Commodity Pass-through	Other	Total

	(in millions)			(in millions)
Electrical/Electronic Architecture	$1,993	$1,956	$37	$55	$—	$(15)	$(3)	$37
Powertrain Systems	1,131	1,048	83	67	15	—	1	83
Electronics and Safety	697	705	(8)	(9)	1	—	—	(8)
Thermal Systems	390	364	26	25	2	(1)	—	26
Eliminations and Other	(67)	(56)	(11)	(12)	(1)	—	2	(11)
Total	$4,144	$4,017	$127	$126	$17	$(16)	$—	$127

	Nine Months Ended September 30,			Variance Due To:
	2014	2013	Favorable/ (unfavorable)	Volume, net of contractual price reductions	FX	Commodity Pass-through	Other	Total

	(in millions)			(in millions)
Electrical/Electronic Architecture	$6,269	$5,921	$348	$372	$28	$(49)	$(3)	$348
Powertrain Systems	3,433	3,316	117	41	76	—	—	117
Electronics and Safety	2,180	2,123	57	34	29	—	(6)	57
Thermal Systems	1,176	1,097	79	72	8	(1)	—	79
Eliminations and Other	(187)	(176)	(11)	(18)	(2)	—	9	(11)
Total	$12,871	$12,281	$590	$501	$139	$(50)	$—	$590

Gross Margin Percentage by Segment

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Electrical/Electronic Architecture	19.2%	18.5%	19.3%	18.3%
Powertrain Systems	18.4%	17.1%	18.9%	18.3%
Electronics and Safety	19.1%	16.3%	18.5%	17.0%
Thermal Systems	8.5%	6.6%	8.8%	8.2%
Eliminations and Other	—%	—%	—%	—%
Total	18.2%	16.9%	18.4%	17.4%

Adjusted Operating Income by Segment

	Three Months Ended September 30,			Variance Due To:
	2014	2013	Favorable/ (unfavorable)	Volume, net of contractual price reductions	Operational performance	Other	Total

	(in millions)			(in millions)
Electrical/Electronic Architecture	$254	$248	$6	$(2)	$43	$(35)	$6
Powertrain Systems	118	94	24	(1)	31	(6)	24
Electronics and Safety	84	81	3	(25)	45	(17)	3
Thermal Systems	12	5	7	(1)	9	(1)	7
Eliminations and Other	—	—	—	—	—	—	—
Total	$468	$428	$40	$(29)	$128	$(59)	$40
As noted in the table above, Adjusted Operating Income for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013 was impacted by volume and contractual price reductions including product mix, and operational performance improvements, as well as the following items included in Other in the table above:

•	$12 million of increased depreciation and amortization.

•	$42 million of increased SG&A expenses, primarily related to accruals for incentive compensation, information technology costs and costs for other service providers.

•	The absence of a prior period gain on the disposal of property of approximately $11 million from the sale of a manufacturing site that was closed as a result of Delphi's overall restructuring program.

	Nine Months Ended September 30,			Variance Due To:
	2014	2013	Favorable/ (unfavorable)	Volume, net of contractual price reductions	Operational performance	Other	Total

	(in millions)			(in millions)
Electrical/Electronic Architecture	$825	$745	$80	$48	$119	$(87)	$80
Powertrain Systems	375	354	21	(29)	88	(38)	21
Electronics and Safety	256	242	14	(60)	101	(27)	14
Thermal Systems	42	31	11	(5)	23	(7)	11
Eliminations and Other	—	—	—	—	—	—	—
Total	$1,498	$1,372	$126	$(46)	$331	$(159)	$126
As noted in the table above, Adjusted Operating Income for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013 was impacted by volume and contractual price reductions including product mix, and operational performance improvements, as well as the following items included in Other in the table above:

•	$40 million of increased depreciation and amortization.

•	$104 million of increased SG&A expenses, primarily related to accruals for incentive compensation, information technology costs and costs for other service providers.

•	The absence of a prior period gain on the disposal of property of approximately $11 million from the sale of a manufacturing site that was closed as a result of Delphi's overall restructuring program.
Liquidity and Capital Resources
Overview of Capital Structure
Our liquidity requirements are primarily to fund our business operations, including capital expenditures and working capital requirements, as well as to fund debt service requirements, operational restructuring activities and dividends on share capital. Our primary sources of liquidity are cash flows from operations, our existing cash balance, and as necessary, borrowings under available credit facilities. To the extent we generate discretionary cash flow we may consider using this additional cash flow for optional prepayments of existing indebtedness, strategic acquisitions, additional share repurchases, and/or general corporate purposes. We will also continually explore ways to enhance our capital structure.
As of September 30, 2014, we had cash and cash equivalents of $1.0 billion and net debt (defined as outstanding debt less cash and cash equivalents) of $1.4 billion. We also have access to additional liquidity pursuant to the terms of the $1.5 billion Revolving Credit Facility and the €350 million committed European accounts receivable factoring facility described below. We expect existing cash, available liquidity and cash flows from operations to continue to be sufficient to fund our global operating activities, including restructuring payments, any mandatory payments required under the Credit Agreement as described below, dividends on ordinary shares and capital expenditures. We also continue to expect to be able to move funds between different countries to manage our global liquidity needs without material adverse tax implications, subject to current monetary policies and to the terms of the Credit Agreement. Based on this, we believe we possess sufficient liquidity to fund our operations and capital investments in 2014 and beyond.
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
A summary of the ordinary shares repurchased during the three and nine months ended September 30, 2014 and September 30, 2013 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Total number of shares repurchased	4,360,097	2,120,000	10,004,486	7,415,583
Average price paid per share	$68.00	$56.50	$67.37	$48.80
Total (in millions)	$297	$120	$674	$362
As of September 30, 2014, approximately $516 million of share repurchases remained available under the January 2014 share repurchase program. During the period from October 1, 2014 to October 23, 2014, the Company repurchased an additional $47 million worth of shares pursuant to a trading plan with set trading instructions established by the Company. As a result, approximately $469 million of share repurchases remain available under the January 2014 share repurchase program. All repurchased shares were retired.
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

	Dividend	Amount
	Per Share	(in millions)
2014:
Third quarter	$0.25	$75
Second quarter	0.25	76
First quarter	0.25	77
Total	$0.75	$228
2013:
Fourth quarter	$0.17	$52
Third quarter	0.17	53
Second quarter	0.17	53
First quarter	0.17	53
Total	$0.68	$211
Dividends from Equity Investees
During the nine months ended September 30, 2014, Delphi received dividends of $10 million from one of its equity method investments. During the three and nine months ended September 30, 2013, Delphi received dividends of $10 million and $30 million from two of its equity method investments, respectively. The dividends were recognized as a reduction to the investment and represented a return on investment included in cash flows from operating activities.
Acquisitions
On September 22, 2014, Delphi agreed to acquire 100% of the share capital of Antaya Technologies Corporation, a leading manufacturer of on-glass connectors to the global automotive industry, for a purchase price of approximately $140 million due at closing, with an additional cash payment of up to $40 million due upon the achievement of certain financial performance metrics over a future 3-year period beginning at the time the acquisition is closed. The acquisition is subject to the satisfaction of customary closing conditions and the receipt of regulatory and other approvals, and is expected to close in the fourth quarter of 2014. The Company intends to finance this acquisition utilizing cash on hand.
On October 1, 2014, Delphi acquired 100% of the equity interests of Unwired Holdings, Inc., a media connectivity module supplier to the global automotive industry, for $190 million, net of approximately $20 million for acquired cash, excess net working capital and certain tax benefits, which are subject to certain post-closing adjustments. The acquisition will be accounted for as a business combination and will be included within the Company's Electrical/Electronic Architecture segment. The Company financed this acquisition utilizing cash on hand.
Credit Agreement
In March 2011, in conjunction with the redemption of membership interests from Class A and Class C membership interest holders, Delphi Corporation (the "Issuer") entered into a credit agreement with JPMorgan Chase Bank, N.A., as lead arranger and administrative agent (the "Original Credit Agreement"), which provided for $3.0 billion in senior secured credit facilities consisting of term loans (as subsequently amended from time to time, the “Tranche A Term Loan” and the “Tranche B Term Loan,” respectively) and a revolving credit facility (as subsequently amended from time to time, the “Revolving Credit Facility”). The Original Credit Agreement was amended and restated on each of May 17, 2011 (the “May 2011 Credit Agreement”), September 14, 2012 (the “2012 Credit Agreement”) and March 1, 2013 (the Original Credit Agreement and each amendment and restatement of the Original Credit Agreement are individually and collectively referred to herein as the “Credit Agreement”). The May 2011 Credit Agreement, which was entered into simultaneously with the issuance of senior unsecured notes in the amount of $1 billion (as more fully described below), reduced the total size of the senior secured credit facilities to $2.4 billion. Under the 2012 Credit Agreement, the Company increased the Revolving Credit Facility to $1.3 billion and the Tranche A Term Loan to $574 million and used the incremental proceeds to pay a portion of the cost of acquiring MVL. On March 1, 2013, following an unsecured note issuance in February 2013 (as more fully described below), the Tranche B Term Loan was fully repaid, the Tranche A Term Loan was increased to $575 million, the Revolving Credit Facility was increased to $1.5 billion, and the terms of the Tranche A Term Loan and the Revolving Credit Facility were extended to March 1, 2018. The March 31, 2013 amendments resulted in the recognition of a loss on debt extinguishment of $39 million during the nine months ended September 30, 2013. Approximately $14 million in issuance costs were paid in conjunction with the March 2013 amendment. In conjunction with an unsecured note issuance in March 2014 (as more fully described below), Delphi repaid a portion of its indebtedness on the Tranche A Term Loan, which resulted in the recognition of a loss on debt extinguishment related to this repayment of approximately $1 million during the nine months ended September 30, 2014.

Unamortized debt issuance costs associated with the Tranche A Term Loan and Revolving Credit Facility of $21 million are being amortized over the term of the Credit Agreement, as extended pursuant to the March 1, 2013 amendment. At September 30, 2014 the Revolving Credit Facility was undrawn and Delphi had approximately $12 million in letters of credit issued under the Credit Agreement. The maximum amount drawn under the Revolving Credit Facility during the nine months ended September 30, 2014 to manage intra-month working capital needs was $85 million. Letters of credit issued under the Credit Agreement reduce availability under the Revolving Credit Facility.
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

	September 30, 2014		December 31, 2013
	LIBOR plus	ABR plus	LIBOR plus	ABR plus
Revolving Credit Facility	1.25%	0.25%	1.25%	0.25%
Tranche A Term Loan	1.25%	0.25%	1.25%	0.25%
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
The interest rate period with respect to LIBOR interest rate options can be set at one-, two-, three-, or six-months as selected by the Issuer in accordance with the terms of the Credit Agreement (or other period as may be agreed by the applicable lenders), but payable no less than quarterly. The Issuer may elect to change the selected interest rate in accordance with the provisions of the Credit Agreement. As of September 30, 2014, the Issuer selected the one-month LIBOR interest rate option, as detailed in the table below, and the amounts outstanding, and rates effective as of September 30, 2014 were based on Delphi’s current credit rating and the Applicable Rate for the Credit Agreement:

		Borrowings as of
		September 30, 2014	Rates effective as of
	LIBOR plus	(in millions)	September 30, 2014
Revolving Credit Facility	1.25%	$—	—%
Tranche A Term Loan	1.25%	400	1.4375%
The Issuer was obligated to make quarterly principal payments throughout the term of the Tranche A Term Loan according to the amortization schedule in the Credit Agreement. In conjunction with the partial repayment of the Tranche A Term Loan during the nine months ended September 30, 2014, all principal payment obligations have been satisfied through March 1, 2018. Borrowings under the Credit Agreement are prepayable at the Issuer's option without premium or penalty. The Credit Agreement also contains certain mandatory prepayment provisions in the event the Company receives net cash proceeds from any asset sale or casualty event. No mandatory prepayments under these provisions have been made or are due through September 30, 2014.
The Credit Agreement contains certain covenants that limit, among other things, the Company’s (and the Company’s subsidiaries’) ability to incur additional indebtedness or liens, to dispose of assets, to make certain investments, to prepay certain indebtedness and to pay dividends, or to make other distributions or redemptions/repurchases, in respect of the Company’s equity interests. In addition, the Credit Agreement requires that the Company maintain a consolidated leverage ratio (the ratio of Consolidated Total Indebtedness to Consolidated EBITDA, each as defined in the Credit Agreement) of less than 2.75 to 1.0. The Credit Agreement also contains events of default customary for financings of this type. The Company was in compliance with the Credit Agreement covenants as of September 30, 2014. In the first quarter of 2014, the Company satisfied credit rating-related conditions to the suspension of many of the restrictive covenants and the mandatory prepayment provisions relating to asset sales and casualty events discussed above. Such covenants and prepayment obligations are required to be reinstated if the applicable credit rating criteria are no longer satisfied.
As of September 30, 2014, all obligations under the Credit Agreement are borrowed by Delphi Corporation and jointly and severally guaranteed by its direct and indirect parent companies, subject to certain exceptions set forth in the Credit Agreement.

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
Senior Notes
On May 17, 2011, Delphi Corporation issued $500 million of 5.875% senior unsecured notes due 2019 (the "5.875% Senior Notes") and $500 million of 6.125% senior unsecured notes due 2021 (the "6.125% Senior Notes") (collectively, the “2011 Senior Notes”) in a transaction exempt from registration under Rule 144A and Regulation S of the Securities Act of 1933 (the “Securities Act”). Delphi paid approximately $23 million of debt issuance costs in connection with the 2011 Senior Notes. The net proceeds of approximately $1 billion as well as cash on hand were used to pay down amounts outstanding under the Original Credit Agreement. In May 2012, Delphi Corporation completed a registered exchange offer for all of the 2011 Senior Notes. No proceeds were received by Delphi Corporation as a result of the exchange. In March 2014, Delphi redeemed for cash the entire $500 million aggregate principal amount outstanding of the 5.875% Senior Notes. The redemption was financed by a portion of the proceeds received from the issuance of the 2014 Senior Notes, as defined below. As a result of the redemption of the 5.875% Senior Notes, Delphi recognized a loss on debt extinguishment of approximately $33 million during the nine months ended September 30, 2014.
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
Although the specific terms of each indenture governing each series of senior notes vary, the indentures contain certain restrictive covenants, including with respect to Delphi's (and Delphi's subsidiaries) ability to incur liens, enter into sale and leaseback transactions and merge with or into other entities. As of September 30, 2014, the Company was in compliance with the provisions of all series of the outstanding senior notes.
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
Other Financing
Accounts receivable factoring—Various accounts receivable factoring facilities are maintained in Europe and are accounted for as short-term debt. These uncommitted factoring facilities are available through various financial institutions. Additionally, in 2013 Delphi entered into a new accounts receivable factoring agreement in Europe to replace and consolidate its European factoring facilities. The new agreement is a €350 million committed facility, with borrowings under the new program being subject to the availability of eligible accounts receivable. As of September 30, 2014 and December 31, 2013, $0 million and $1 million, respectively, were outstanding under these European accounts receivable factoring facilities.
Capital leases and other—As of September 30, 2014 and December 31, 2013, approximately $56 million and approximately $47 million, respectively, of other debt issued by certain non-U.S. subsidiaries and capital lease obligations were outstanding.

Government programs—Delphi commonly seeks manufacturing development and financial assistance incentive programs that may be awarded by government entities. Delphi has numerous technology and manufacturing development programs that are competitively awarded from agencies of the U.S. Federal Government. These U.S. based programs are from the U.S. Department of Transportation (“DOT”), the U.S. Department of Energy (“DOE”), and the U.S. Department of Defense (“DoD”). We received approximately $5 million from these Federal agencies during the nine months ended September 30, 2014 for work performed. We continue to pursue many technology development programs by bidding on competitively procured programs from DOT, DOE and DoD. Some of these programs were bid with us being the lead or “Prime Contractor”, and some were bid with us as a “Subrecipient” to the Prime Contractor.
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
Cash in the U.S. is primarily managed centrally through a U.S. cash pooling arrangement and cash in Europe is primarily managed centrally through a European cash pooling arrangement. Outside the U.S. and Europe, cash may be managed through a country cash pool, a self-managed cash flow arrangement or a combination of the two depending on our presence in the respective country. As a result of recent financial deregulation in the Shanghai Pilot Free Trade Zone, we have also established a two-way cross-border cash pool which has increased our ability to move cash into and out of China.
Operating activities—Net cash provided by operating activities totaled $1,262 million and $1,070 million for the nine months ended September 30, 2014 and 2013, respectively. The $192 million increase primarily reflects increased earnings, partially offset by increased working capital requirements and higher payments for restructuring programs. Cash flow from operating activities for the nine months ended September 30, 2014 consisted primarily of net earnings of $1,072 million increased by $475 million for non-cash charges for depreciation and amortization and extinguishment of debt, partially offset by $403 million related to changes in operating assets and liabilities, net of restructuring and pension contributions. Cash flow from operating activities for the nine months ended September 30, 2013 consisted of primarily of net earnings of $980 million increased by $440 million for non-cash charges for depreciation and amortization and extinguishment of debt, offset by $472 million related to changes in operating assets and liabilities, net of restructuring and pension contributions.
Investing activities—Net cash used in investing activities totaled $657 million and $495 million for the nine months ended September 30, 2014 and 2013, respectively. The increase is primarily due to the increase in capital expenditures of $154 million.
Financing activities—Net cash used in financing activities totaled $949 million and $632 million for the nine months ended September 30, 2014 and 2013, respectively. The increase in net cash used in financing activities during the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 is primarily due to the use of an incremental $309 million of cash on hand in 2014 as compared to 2013 to repurchase ordinary shares and the increase of $69 million in cash dividends paid on Delphi's ordinary shares. Additionally, the net proceeds of approximately $691 million received from the issuance of the 2014 Senior Notes were primarily used to redeem the 5.875% Senior Notes and to repay a portion of the Tranche A Term Loan. In the nine months ended September 30, 2013, the net proceeds of approximately $790 million received from the issuance of the 2013 Senior Notes were used in conjunction with the amendment of the 2012 Credit Agreement to pay off in its entirety the $773 million of the Tranche B Term Loan.
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

Critical Accounting Estimates
There have been no significant changes in our critical accounting estimates during the three and nine months ended September 30, 2014.
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
As of September 30, 2014, the Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated, for disclosure purposes, the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective to provide reasonable assurance that the desired control objectives were achieved as of September 30, 2014.
Changes in Internal Control over Financial Reporting
There were no material changes in the Company’s internal controls over financial reporting during the nine months ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
We are from time to time subject to various actions, claims, suits, government investigations, and other proceedings incidental to our business, including those arising out of alleged defects, breach of contracts, competition and antitrust matters, product warranties, intellectual property matters, personal injury claims and employment-related matters. For a description of risks related to various legal proceedings and claims, see Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2013, as updated by the Company's Form 10-Q for the quarter ended June 30, 2014. For a description of our outstanding material legal proceedings, see Note 10. Commitments and Contingencies to the unaudited consolidated financial statements included in this report.
ITEM 1A. RISK FACTORS
Other than as described in the Company's Form 10-Q for the quarter ended June 30, 2014, there have been no material changes to the risk factors described in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
A summary of our ordinary shares repurchased during the three months ended September 30, 2014, is shown below:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (in millions) (3)
July 1, 2014 to July 31, 2014	1,964,173	$68.75	1,964,173	$678
August 1, 2014 to August 31, 2014	1,276,399	68.54	1,276,399	590
September 1, 2014 to September 30, 2014	1,119,525	66.05	1,119,525	516
Total	4,360,097	68.00	4,360,097

(1)
The total number of shares purchased under the Board authorized plans are described below. The number of shares purchased excludes the 360 shares granted for vested RSUs during the three months ended September 30, 2014 that were withheld to cover minimum withholding taxes.

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

ITEM 6.    EXHIBITS

Exhibit Number	Description
10.1	Offer Letter for Mark J. Murphy, dated September 3, 2014 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company filed with the SEC on September 9, 2014)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer*
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	XBRL Instance Document#
101.SCH	XBRL Taxonomy Extension Schema Document#
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document#
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document#
101.LAB	XBRL Taxonomy Extension Label Linkbase Document#
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document#
* Filed herewith.
# Filed electronically with the Report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DELPHI AUTOMOTIVE PLC

/s/ Mark J. Murphy
By: Mark J. Murphy
Chief Financial Officer and
Executive Vice President
Dated: October 24, 2014