Form 10-K
period 2014-12-31
Delphi Automotive PLC
filed 2015-02-09
CIK 1521332

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒.
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
The aggregate market value of the ordinary shares held by non-affiliates of the registrant as of June 30, 2014, the last business day of the registrant's most recently completed second fiscal quarter, was $20,575,754,910 (based on the closing sale price of the registrant's ordinary shares on that date as reported on the New York Stock Exchange).
The number of the registrant’s ordinary shares outstanding, $0.01 par value per share as of January 30, 2015, was 290,279,017.
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

PART I
ITEM 1. BUSINESS
“Delphi,” the “Company,” “we,” “us” and “our” refer to Delphi Automotive PLC, a public limited company which was formed under the laws of Jersey on May 19, 2011, together with its subsidiaries, including Delphi Automotive LLP, a limited liability partnership incorporated under the laws of England and Wales (“Delphi Automotive LLP”) which was formed on August 19, 2009 for the purpose of acquiring certain assets and subsidiaries of the former Delphi Corporation, and became a subsidiary of Delphi Automotive PLC in connection with the completion of the Company’s initial public offering on November 22, 2011. The former Delphi Corporation (now known as DPH Holdings Corp. (“DPHH”)) and, as the context may require, its subsidiaries and affiliates, are also referred to herein as “Old Delphi.”
We are a leading global vehicle components manufacturer and provide electrical and electronic, powertrain, active safety and thermal technology solutions to the global automotive and commercial vehicle markets. We are one of the largest vehicle component manufacturers, and our customers include all 25 of the largest automotive original equipment manufacturers (“OEMs”) in the world. We operate 129 major manufacturing facilities and 15 major technical centers utilizing a regional service model that enables us to efficiently and effectively serve our global customers from low cost countries. We have a presence in 33 countries and have over 20,000 scientists, engineers and technicians focused on developing market relevant product solutions for our customers. In line with the growth in emerging markets, we have been increasing our focus on these markets, particularly China, where we have a major manufacturing base, including investments in 5 new manufacturing facilities since 2012, and strong customer relationships.
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
Our History
In October 2005, Old Delphi and certain of its United States (“U.S.”) subsidiaries filed voluntary petitions for reorganization relief under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”). Old Delphi's non-U.S. subsidiaries, which were not included in the Chapter 11 Filings, continued their business operations without supervision from the Bankruptcy Court and were not subject to the requirements of the Bankruptcy Code. On October 6, 2009 (the “Acquisition Date”), Delphi Automotive LLP acquired the major portion of the business of Old Delphi and issued membership interests to a group of investors consisting of certain lenders to Old Delphi, General Motors Company (“GM”) and the Pension Benefit Guaranty Corporation (the “PBGC”). On March 31, 2011, all of the outstanding Class A and Class C membership interests held by GM and the PBGC were redeemed, respectively, for approximately $4.4 billion.
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

Financial Information about Business Segments
We operate our core business along four operating segments, which are grouped on the basis of similar product, market, and operating factors.
Net Sales by Segment

	Year Ended December 31, 2014		Year Ended December 31, 2013		Year Ended December 31, 2012
	Net Sales	% of Total	Net Sales	% of Total	Net Sales	% of Total
	(in millions, excluding percentages)
Electrical/Electronic Architecture	$8,274	48%	$7,972	48%	$6,815	44%
Powertrain Systems	4,575	27%	4,424	27%	4,656	30%
Electronics and Safety	2,859	17%	2,830	17%	2,732	18%
Thermal Systems	1,556	9%	1,468	9%	1,541	10%
Eliminations and Other	(241)	(1)%	(231)	(1)%	(225)	(2)%
Total	$17,023		$16,463		$15,519
Refer to Results of Operations by Segment in Item 7. Management’s Discussion and Analysis and Note 23. Segment Reporting of the notes to the consolidated financial statements, included in Item 8. Financial Statements and Supplementary Data of this Annual Report for further financial information about business segments.
Our business is diversified across end-markets, regions, customers, vehicle platforms and products. Our customer base includes all 25 of the largest automotive OEMs in the world, and in 2014, 23% of our net sales came from the Asia Pacific region, which we have identified as a key market likely to experience substantial growth. Our eight largest platforms in 2014 were with five different OEMs. In addition, in 2014 our products were found in 19 of the 20 top-selling vehicle models in the United States, in 18 of the 20 top-selling vehicle models in Europe and in 17 of the 20 top-selling vehicle models in China. We have diversified our business into the commercial vehicle market, which is typically on a different business cycle than the light vehicle market. In addition, approximately 6% of our 2014 net sales were to the aftermarket, which meets the ongoing need for replacement parts required for vehicle servicing.
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
Our Industry
The automotive parts industry provides components, systems, subsystems and modules to OEMs for the manufacture of new vehicles, as well as to the aftermarket for use as replacement parts for current production and older vehicles. Overall, we expect long-term growth of vehicle sales and production in the OEM market. In 2013 and 2014, the industry saw increased global customer sales and production schedules. However, while OEM vehicle production in North America and Asia Pacific has continued to grow, production in Europe and South America continues to be impacted by the economic uncertainties in these regions. Vehicle production increased by only 2% in Europe, and decreased by 17% in South America in 2014 as compared to 2013. Demand for automotive parts in the OEM market is generally a function of the number of new vehicles produced, which is primarily driven by macro-economic factors such as credit availability, interest rates, fuel prices, consumer confidence, employment and other trends. Although OEM demand is tied to actual vehicle production, participants in the automotive parts industry also have the opportunity to grow through increasing product content per vehicle by further penetrating business with existing customers and in existing markets, gaining new customers and increasing their presence in global markets. We believe that as a company with a global presence and advanced technology, engineering, manufacturing and customer support capabilities, we are well-positioned to benefit from these opportunities.
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
Safe. The first mega-trend, “Safe,” represents technologies aimed not just at protecting vehicle occupants when a crash occurs, but those that actually proactively reduce the risk of a crash occurring. OEMs continue to focus on improving occupant and pedestrian safety in order to meet increasingly stringent regulatory requirements in various markets, such as a recent regulation issued by the U.S. National Highway Traffic Safety Administration that will require rear view cameras in all vehicles with a gross vehicle weight of less than 10,000 pounds that are manufactured on or after May 1, 2018. As a result, suppliers are focused on developing technologies aimed at protecting vehicle occupants when a crash occurs, as well as advanced driver assistance systems that reduce driver distractions and automated safety features that proactively mitigate the risk of a crash occurring. Examples of new and alternative technologies that incorporate sophisticated detection and advanced software for collision avoidance include lane departure warning systems, adaptive cruise control and automatic braking.
Green. The second mega-trend, “Green,” represents technologies designed to help reduce emissions, increase fuel economy and minimize the environmental impact of vehicles. Green is a key mega-trend today because of the convergence of several issues: climate change, volatility in oil prices, an increasing number of vehicles in use worldwide and recent and pending regulation in the U.S. and overseas regarding fuel economy and carbon dioxide emissions. OEMs continue to focus on improving fuel efficiency and reducing emissions in order to meet increasingly stringent regulatory requirements in various markets. On a worldwide basis, the relevant authorities in the European Union, the United States, China, India, Japan, Brazil, South Korea and Argentina have already instituted regulations requiring further reductions in emissions and/or increased fuel economy through 2016. In many cases, other authorities have initiated legislation or regulation that would further tighten the standards through 2020 and beyond. Based on the current regulatory environment, we believe that OEMs including those in the U.S. and China, will be subject to requirements for even greater reductions in CO2 emissions over the next ten years. These standards will require meaningful innovation as OEMs and suppliers are forced to find ways to improve thermal management, engine management, electrical power consumption, vehicle weight and integration of alternative powertrains (e.g., electric/hybrid propulsion). As a result, suppliers are developing innovations that result in significant improvements in fuel economy, emissions and performance from gasoline and diesel internal combustion engines, and permit engine downsizing without loss of performance. At the same time, suppliers are also developing and marketing new and alternative technologies that support hybrid vehicles, electric vehicles and fuel cell products to improve fuel economy and emissions.
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
We expect these mega-trends to continue to create growth and opportunity for us. We believe we are well-positioned to provide solutions and products to OEMs to expand the electronic and technological content of their vehicles. We also believe electronics integration, which generally refers to products and systems that combine integrated circuits, software algorithms, sensor technologies and mechanical components within the vehicle will allow OEMs to achieve substantial reductions in weight and mechanical complexity, resulting in easier assembly, enhanced fuel economy, improved emissions control and better vehicle performance. We have formed a Technology Advisory Council, a panel of prominent global technology thought leaders, to guide our product strategies and investments in technology with a focus on developing advanced technologies to drive growth within these mega-trends.

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

•
Distribution systems, including hybrid high voltage and safety systems, are integrated into one optimized vehicle electrical system that can utilize smaller cable and gauge sizes and ultra-thin wall insulation (which product line makes up approximately 34%, 36% and 37% of our total revenue for the years ended December 31, 2014, 2013 and 2012, respectively).

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
• Bosch Group
• Continental AG
• Denso Corporation
• Harman International Industries
• Panasonic Corporation
• TRW Automotive
• Visteon Corporation

Thermal Systems	• Denso Corporation
• Halla Visteon Climate Control Corp.
• MAHLE
• Sanden Corporation
• Valeo, SA

Customers
We sell our products and services to the major global OEMs in every region of the world. We also sell our products to the worldwide aftermarket for replacement parts, including the aftermarket operations of our OEM customers and to other distributors and retailers. The following table provides the percentage of net sales to our largest customers for the year ended December 31, 2014:

Customer	Percentage of Net Sales
GM	17%
Volkswagen Group (“VW”)	10%
Daimler AG (“Daimler”)	6%
Fiat Chrysler Automobiles N.V.	6%
Shanghai General Motors Company Limited	5%
Ford Motor Company (“Ford”)	5%
PSA Peugeot Citroën (“PSA”)	5%
Hyundai Motor Company	4%
Geely Automobile Holdings Limited	3%
Toyota Motor Corporation	2%
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

Our Global Operations
Information concerning principal geographic areas is set forth below. Net sales data reflects the manufacturing location for the years ended December 31, 2014, 2013 and 2012. Net property data is as of December 31, 2014, 2013 and 2012.

	Year Ended December 31, 2014		Year Ended December 31, 2013		Year Ended December 31, 2012
	(in millions)
	Net Sales	Net Property (1)	Net Sales	Net Property (1)	Net Sales	Net Property (1)
United States (2)	$5,658	$772	$5,300	$668	$5,193	$592
Other North America	208	145	213	145	151	139
Europe, Middle East & Africa (3)	6,452	1,487	6,444	1,592	6,364	1,455
Asia Pacific (4)	3,958	817	3,541	674	2,827	524
South America	747	122	965	137	984	150
Total	$17,023	$3,343	$16,463	$3,216	$15,519	$2,860

(1)	Net property data represents property, plant and equipment, net of accumulated depreciation.

(2)
Includes net sales and machinery, equipment and tooling that relate to the Company's maquiladora operations located in Mexico. These assets are utilized to produce products sold to customers located in the United States.

(3)
Includes our country of domicile, Jersey, and the country of our principal executive offices, the United Kingdom. We had no sales in Jersey in any period. We had net sales of $892 million, $727 million and $726 million in the United Kingdom for the years ended December 31, 2014, 2013 and 2012, respectively. We had net property in the United Kingdom of $231 million, $229 million and $191 million as of December 31, 2014, 2013 and 2012, respectively. The largest portion of net sales in the Europe, Middle East & Africa region was $892 million in the United Kingdom, $1,076 million in Germany and $1,145 million in France for the years ended December 31, 2014, 2013 and 2012, respectively.

(4)	Net sales and net property in Asia Pacific are primarily attributable to China.
Research, Development and Intellectual Property
We maintain technical engineering centers in major regions of the world to develop and provide advanced products, processes and manufacturing support for all of our manufacturing sites, and to provide our customers with local engineering capabilities and design development on a global basis. As of December 31, 2014, we employed over 20,000 scientists, engineers and technicians around the world. Total expenditures for research and development activities, which include engineering, were approximately $1.3 billion, $1.3 billion and $1.2 billion for the years ended December 31, 2014, 2013 and 2012, respectively. Each year we share some engineering expenses with OEMs and government agencies. While this amount varies from year-to-year, it is generally in the range of 20% to 30% of engineering expenses.
We have formed a Technology Advisory Council, a panel of prominent global technology thought leaders, which guides our product strategies and investments in technology with a focus on developing advanced technologies to drive growth. We believe that our engineering and technical expertise, together with our emphasis on continuing research and development, allow us to use the latest technologies, materials and processes to solve problems for our customers and to bring new, innovative products to market. We believe that continued engineering activities are critical to maintaining our pipeline of technologically advanced products. Given our strong financial discipline, we seek to effectively manage fixed costs and efficiently rationalize capital spending by critically evaluating the profit potential of new and existing customer programs, including investment in innovation and technology. We maintain our engineering activities around our focused product portfolio and allocate our capital and resources to those products with distinctive technologies. We expect expenditures for engineering activities to be approximately $1.3 billion for the year ended December 31, 2015.
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
Materials
We procure our raw materials from a variety of suppliers around the world. Generally, we seek to obtain materials in the region in which our products are manufactured in order to minimize transportation and other costs. The most significant raw materials we use to manufacture our products include aluminum, copper and resins. As of December 31, 2014, we have not experienced any significant shortages of raw materials and normally do not carry inventories of such raw materials in excess of those reasonably required to meet our production and shipping schedules.
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
Employees
As of December 31, 2014, we employed approximately 127,000 people (5,000 in the U.S., and 122,000 outside of the U.S.); 26,000 salaried employees and 101,000 hourly employees. In addition, we maintain an alternative workforce of 37,000 contract and temporary workers. Our employees are represented worldwide by numerous unions and works councils, including the IUE-CWA, the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union and its Local Union 87L (together, the “USW”), and Confederacion De Trabajadores Mexicanos. In the U.S., our employees are represented by only the IUE-CWA and the USW, with which we have competitive wage and benefit packages.
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
At December 31, 2014, 2013 and 2012, the reserve for environmental investigation and remediation was approximately $21 million, $21 million and $21 million, respectively, of which $7 million, $7 million and $8 million, respectively, related to sites within the U.S. We cannot ensure that our eventual environmental remediation costs and liabilities will not exceed the amount of our current reserves. In the event that such liabilities were to significantly exceed the amounts recorded, our results of operations could be materially affected.

SUPPLEMENTARY ITEM. EXECUTIVE OFFICERS OF THE REGISTRANT
The name, age (as of February 2, 2015), current positions and description of business experience of each of our executive officers are listed below. Our executive officers are elected annually by the Board of Directors and hold office until their successors are elected and qualified or until the officer’s resignation or removal. Positions noted below reflect current service to Delphi Automotive PLC and prior service to Delphi Automotive LLP. Other than Ms. Suver, each officer listed below as a senior vice president was a vice president until February 2012.
Rodney O’Neal, 61, is chief executive officer (CEO) and president of Delphi and is a member of the company’s board of directors. Mr. O’Neal became president and CEO in January 2007, was named president and CEO of Delphi Automotive LLP in October 2009 and became a member of the board in May 2011. In September 2014, the Company announced that Mr. O'Neal plans to retire on March 1, 2015. After March 1, 2015, Mr. O'Neal will continue in an advisory role until the end of 2015. Previously, Mr. O'Neal was president and chief operating officer (COO) from January 1, 2005. Prior to the president and COO position, Mr. O’Neal served as president of the former Dynamics, Propulsion and Thermal sector from January 2003 and as executive vice president and president of the former Safety, Thermal and Electrical Architecture sector from January 2000. Previously, he served as vice president and president of Delphi Interior Systems since November 1998 and general manager of the former Delphi Interior & Lighting Systems since May 1997. Mr. O’Neal served on the board of directors of Sprint/Nextel Corporation (2007-2013) and served on the board of directors of Goodyear Tire & Rubber Company (2004-2012).
Kevin P. Clark, 52, is chief operating officer of Delphi, and will succeed Mr. O'Neal as CEO and president upon Mr. O'Neal's retirement. Mr. Clark was named to his current position in October 2014, and was previously chief financial officer and executive vice president since February 2013. He was appointed vice president and chief financial officer in July 2010. Previously, Mr. Clark was a founding partner of Liberty Lane Partners, LLC, a private-equity investment firm focused on building and improving middle-market companies. Prior to Liberty Lane Partners, Mr. Clark served as the chief financial officer of Fisher-Scientific International Inc., a manufacturer, distributor and service provider to the global healthcare market. Mr. Clark served as Fisher-Scientific’s chief financial officer from the company’s initial public offering in 2001 through the completion of its merger with Thermo Electron Corporation in 2006. Prior to becoming chief financial officer, Mr. Clark served as Fisher-Scientific’s corporate controller and treasurer.
Mark J. Murphy, 47, is chief financial officer and executive vice president of Delphi, a position he has held since October 2014. Prior to joining Delphi, Mr. Murphy was president, U.S. Industrial Gases, Praxair, Inc., and prior to that he was president, Praxair Surface Technologies and Electronic Materials. Previously, he served as the chief financial officer for MEMC Electronic Materials, Inc. (now known as SunEdison) from 2011 to 2012. From 2000 to 2010, he held various executive positions at Praxair including, corporate controller, president Praxair Electronics, and vice president of finance, IT and Human Resources of Praxair Asia, based in Shanghai.
Majdi Abulaban, 51, is senior vice president of Delphi and president of Delphi Electrical/Electronic Architecture (E/EA) effective February 2012. He also continues to serve as president of Delphi Asia-Pacific. Mr. Abulaban was most recently president of the Connection Systems product business unit for Delphi E/EA. Mr. Abulaban was appointed managing director for the former Packard Electric Systems’ Asia Pacific operations and became chairman of the board for Delphi Packard Electric Systems Co., Ltd, (China) in July 2002. He previously held a variety of assignments, including business line executive for cockpits at the former Safety & Interior division since 2001 and director of Asia Pacific Operations for Delphi Harrison Thermal Systems since January 2000.
Liam Butterworth, 44, is senior vice president of Delphi and president, Powertrain Systems effective February 2014. He previously was president of Delphi Connection Systems, a product business unit (PBU) of Delphi E/EA, from October 2012. He joined Delphi in 2012 after the company acquired FCI’s Motorized Vehicles Division, where he had been president and general manager from 2009 through the acquisition by Delphi. He joined FCI in 2000 and held positions in sales, marketing, purchasing and general management. Prior to FCI, Mr. Butterworth worked for Lucas Industries and TRW Automotive.
Jeffrey J. Owens, 60, was named chief technology officer and executive vice president of Delphi in February 2013. He previously was senior vice president and chief technology officer since February 2012. Prior to that role he was vice president of Delphi and president of Delphi Electronics and Safety since October 2009 and was previously vice president and president of Delphi Electronics and Safety, from September 2001 to September 2009. He also served as president of Delphi Asia Pacific from 2006 to 2009.
David M. Sherbin, 55, is senior vice president, general counsel, secretary and chief compliance officer of Delphi. He was named to his current position in October 2009 and previously was vice president, general counsel from October 2005 to October 2009. He was appointed chief compliance officer in January 2006. Prior to joining Delphi, Mr. Sherbin was vice president, general counsel and secretary for Pulte Homes, Inc., a national homebuilder, from January 2005 through September 2005. Mr. Sherbin joined Federal-Mogul Corporation in 1997 and was named senior vice president, general counsel, secretary and chief compliance officer in 2003.

James A. Spencer, 61, is executive vice president of operations as of February 2013. He was previously senior vice president of Delphi and sector president of Electrical and Electronics since February 2012. Prior to that he was vice president of Delphi and president of Delphi Electrical/Electronic Architecture since October 2009. Mr. Spencer was vice president and president of Delphi Electrical/Electronic Architecture, formerly Packard Electric Systems, since 1999 and previously was president of Delphi Asia Pacific from 1999 to 2000. He also has served as president of Delphi Latin America since July 2006.
Susan M. Suver, 55, is senior vice president and chief human resources officer, a position she has held since February 2015. Prior to joining Delphi, Ms. Suver was an executive with United States Steel Corporation, a leading integrated steel producer, where she was senior vice president of human resources & administration from 2013 to 2014 and vice president human resources from 2007 to 2013. Ms. Suver has also held positions with Phelps Dodge Corporation, a metals, mining and industrial manufacturing company, and Arrow Electronics, Inc., a global supply channel for electronic components and software.
Jugal K. Vijayvargiya, 46, is senior vice president of Delphi and president of Delphi Electronics and Safety (E&S). He was named to his current position in February 2012 and was most recently vice president of the Infotainment & Driver Interface PBU for Delphi E&S since August 2009. He was previously general director of the Controls & Security PBU since 2006. Earlier, Mr. Vijayvargiya was global business line executive (BLE) for Body Security & Mechatronics at Delphi Electrical/Electronic Architecture. Prior to his BLE assignment, Mr. Vijayvargiya was director of program management before being named product line manager of Audio Systems in 2002.

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
Our sensitivity to economic cycles and any related fluctuation in the businesses of our customers or potential customers may have a material adverse effect on our financial condition, results of operations or cash flows. Automakers across Europe and South America are continuing to experience difficulties as economic uncertainties persist in these regions. OEM vehicle production in Europe increased by 2% from 2013 to 2014, following essentially flat production in 2013 as compared to 2012. Production in South America decreased by 17% in 2014 as compared to 2013. As a result, we have experienced and may continue to experience reductions in orders from these OEM customers. A prolonged downturn in the European or South American automotive industry or a significant change in product mix due to consumer demand could require us to shut down plants or result in impairment charges, restructuring actions or changes in our valuation allowances against deferred tax assets, which could be material to our financial condition and results of operations. Continued uncertainty relating to the economic conditions in Europe or South America may continue to have an adverse impact on our business. If global economic conditions deteriorate or economic uncertainty increases, our customers and potential customers may experience deterioration of their businesses, which may result in the delay or cancellation of plans to purchase our products. If vehicle production were to remain at low levels for an extended period of time or if cash losses for customer defaults rise, our cash flow could be adversely impacted, which could result in our needing to seek additional financing to continue our operations. There can be no assurance that we would be able to secure such financing on terms acceptable to us, or at all.
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
Our five largest customers accounted for approximately 44% of our total net sales in the year ended December 31, 2014. Accordingly, our revenues may be disproportionately affected by decreases in any of their businesses or market share. Because our customers typically have no obligation to purchase a specific quantity of parts, a decline in the production levels of any of our major customers, particularly with respect to models for which we are a significant supplier, could disproportionately reduce our sales and thereby adversely affect our financial condition, operating results and cash flows. See Item 1. Supply Relationships with Our Customers.
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
Certain of our non-U.S. subsidiaries sponsor defined benefit pension plans, which generally provide benefits based on negotiated amounts for each year of service. Our primary funded non-U.S. plans are located in Mexico and the United Kingdom and were underfunded by $466 million as of December 31, 2014. The funding requirements of these benefit plans, and the related expense reflected in our financial statements, are affected by several factors that are subject to an inherent degree of uncertainty and volatility, including governmental regulation. In addition to the defined benefit pension plans, we have retirement obligations driven by requirements in many of the countries in which we operate. These legally required plans require payments at the time benefits are due. Obligations, net of plan assets, related to the defined benefit pension plans and statutorily required retirement obligations totaled $974 million at December 31, 2014, of which $19 million is included in accrued liabilities and $955 million is included in long-term liabilities in our consolidated balance sheet. Key assumptions used to value these benefit obligations and the cost of providing such benefits, funding requirements and expense recognition include the discount rate and the expected long-term rate of return on pension assets. If the actual trends in these factors are less favorable than our assumptions, this could have an adverse effect on our results of operations and financial condition.
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
We have currency exposures related to buying, selling and financing in currencies other than the local currencies of the countries in which we operate. Approximately 67% of our net revenue for the year ended December 31, 2014 came from sales outside the United States, which were primarily invoiced in currencies other than the U.S. dollar, and we expect net revenue from non-U.S. markets to continue to represent a significant portion of our net revenue. Price increases caused by currency exchange rate fluctuations may make our products less competitive or have an adverse effect on our margins. Currency exchange rate fluctuations may also disrupt the business of our suppliers by making their purchases of raw materials more expensive and more difficult to finance.
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
The majority of our manufacturing and distribution facilities are in countries outside of the U.S., including Mexico and countries in Asia Pacific, Eastern and Western Europe, South America and Northern Africa. We also purchase raw materials and other supplies from many different countries around the world. For the year ended December 31, 2014, approximately 67% of our net revenue came from sales outside the United States. International operations are subject to certain risks inherent in doing business abroad, including:

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

Risks Related to Legal, Regulatory, Tax and Accounting Matters
We may incur material losses and costs as a result of warranty claims, product recalls, product liability and intellectual property infringement actions that may be brought against us.
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
We are subject to regulation governing, among other things:

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

Certain environmental laws impose liability, sometimes regardless of fault, for investigating or cleaning up contamination on or emanating from our currently or formerly owned, leased or operated property, as well as for damages to property or natural resources and for personal injury arising out of such contamination. Some of these environmental laws may also assess liability on persons who arrange for hazardous substances to be sent to third party disposal or treatment facilities when such facilities are found to be contaminated. At this time, we are involved in various stages of investigation and cleanup related to environmental remediation matters at a number of present and former facilities in the U.S. and abroad. The ultimate cost to us of site cleanups is difficult to predict given the uncertainties regarding the extent of the required cleanup, the potential for ongoing environmental monitoring and maintenance that could be required for many years, the interpretation of applicable laws and regulations, alternative cleanup methods, and potential agreements that could be reached with governmental and third parties. While we have environmental reserves of approximately $21 million at December 31, 2014 for the cleanup of presently-known environmental contamination conditions, it cannot be guaranteed that actual costs will not significantly exceed these reserves. We also could be named a potentially responsible party at additional sites in the future and the costs associated with such future sites may be material.
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
In addition, we conduct significant business operations in Brazil that are subject to the Brazilian federal labor, social security, environmental, tax and customs laws as well as a variety of state and local laws. While we believe we comply with such laws, they are complex, subject to varying interpretations, and we are often engaged in litigation with government agencies regarding the application of these laws to particular circumstances. As of December 31, 2014, the majority of claims asserted against Delphi in Brazil relate to such litigation. The remaining claims relate to commercial and labor litigation with private parties in Brazil. As of December 31, 2014, claims totaling approximately $180 million (using December 31, 2014 foreign currency rates) have been asserted against Delphi in Brazil. As of December 31, 2014, we maintained reserves for these asserted claims of approximately $32 million (using December 31, 2014 foreign currency rates).
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
If these entities are treated as domestic corporations for U.S. federal income tax purposes, the Company will be subject to U.S. federal income tax on its worldwide taxable income, including distributions, as well as deemed income inclusions from some of its non-U.S. subsidiaries. This could have a material adverse impact on our income tax liability in the future. As a U.S. company, any dividends we pay to non-U.S. shareholders could also be subject to U.S. federal income tax withholding at a rate of 30% (unless reduced or eliminated by an income tax treaty), and it is possible that tax may be withheld on such dividends in certain circumstances even before a final determination has been made with respect to the Company's U.S. income tax status. In addition, we could be liable for the failure by Delphi Automotive LLP to withhold U.S. federal income taxes on distributions to its non-U.S. members for periods beginning on or after the Acquisition Date. If we are unsuccessful in contesting the IRS’s assertion, we expect any unfavorable final outcome to adversely impact our tax position, most significantly in future periods, by increasing our effective tax rate to approximately 20% to 22%. For the year ended December 31, 2014, our effective tax rate was 17%.
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

ITEM 2. PROPERTIES
As of December 31, 2014, we owned or leased 129 major manufacturing sites and 15 major technical centers in 33 countries. A manufacturing site may include multiple plants and may be wholly or partially owned or leased. We also have many smaller manufacturing sites, sales offices, warehouses, engineering centers, joint ventures and other investments strategically located throughout the world. The following table shows the regional distribution of our major manufacturing sites by the operating segment that uses such facilities:

	North America	Europe, Middle East & Africa	Asia Pacific	South America	Total
Electrical/Electronic Architecture	29	23	20	7	79
Powertrain Systems	4	10	6	2	22
Electronics and Safety	3	9	3	1	16
Thermal Systems	3	3	5	1	12
Total	39	45	34	11	129
In addition to these manufacturing sites, we had 15 major technical centers: five in North America; five in Europe, Middle East and Africa; four in Asia Pacific; and one in South America.
Of our 129 major manufacturing sites and 15 major technical centers, which include facilities owned or leased by our consolidated subsidiaries, 83 are primarily owned and 61 are primarily leased.
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
GM Ignition Switch Recall
In the first quarter of 2014, GM, Delphi’s largest customer, initiated a product recall related to ignition switches. Delphi has received requests for information from, and is cooperating with, various government agencies related to this ignition switch recall. In addition, Delphi has been named as a co-defendant along with GM (and in certain cases other parties) in product liability and class action lawsuits related to this matter. During the second quarter of 2014, all of the class action cases were transferred to the United States District Court for the Southern District of New York (the “District Court”) for coordinated pretrial proceedings. Two consolidated amended class action complaints were filed in the District Court on October 14, 2014. Delphi was not named as a defendant in either complaint. Delphi believes the allegations contained in the product liability cases are without merit, and intends to vigorously defend against them. Although no assurances can be made as to the ultimate outcome of these or any other future claims, Delphi does not believe a loss is probable and, accordingly, no reserve has been made as of December 31, 2014.
Unsecured Creditors Litigation
Under the terms of the Fourth Amended and Restated Limited Liability Partnership Agreement of Delphi Automotive LLP (the “Fourth LLP Agreement”), if cumulative distributions to the members of Delphi Automotive LLP under certain provisions of the Fourth LLP Agreement exceed $7.2 billion, Delphi, as disbursing agent on behalf of DPHH, is required to pay to the holders of allowed general unsecured claims against Old Delphi, $32.50 for every $67.50 in excess of $7.2 billion distributed to the members, up to a maximum amount of $300 million. In December 2014, a complaint was filed in the Bankruptcy Court alleging that the redemption by Delphi Automotive LLP of the membership interests of GM and the PBGC, and the repurchase of shares and payment of dividends by Delphi Automotive PLC, constituted distributions under the terms of the Fourth LLP Agreement approximating $7.2 billion. Delphi considers cumulative distributions through December 31, 2014 to be substantially below the $7.2 billion threshold, and intends to vigorously contest the allegations set forth in the complaint. Accordingly, no accrual for this matter has been recorded as of December 31, 2014.

Brazil Matters
Delphi conducts significant business operations in Brazil that are subject to the Brazilian federal labor, social security, environmental, tax and customs laws, as well as a variety of state and local laws. While Delphi believes it complies with such laws, they are complex, subject to varying interpretations, and the Company is often engaged in litigation with government agencies regarding the application of these laws to particular circumstances. As of December 31, 2014, the majority of claims asserted against Delphi in Brazil relate to such litigation. The remaining claims in Brazil relate to commercial and labor litigation with private parties. As of December 31, 2014, claims totaling approximately $180 million (using December 31, 2014 foreign currency rates) have been asserted against Delphi in Brazil. As of December 31, 2014, the Company maintains accruals for these asserted claims of $32 million (using December 31, 2014 foreign currency rates). The amounts accrued represent claims that are deemed probable of loss and are reasonably estimable based on the Company’s analyses and assessment of the asserted claims and prior experience with similar matters. While the Company believes its accruals are adequate, the final amounts required to resolve these matters could differ materially from the Company’s recorded estimates and Delphi’s results of operations could be materially affected.
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

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our ordinary shares have been publicly traded since November 17, 2011 when our ordinary shares were listed and began trading on the New York Stock Exchange ("NYSE") under the symbol “DLPH.”
The following table sets forth the high and low sales price per share of our ordinary shares, as reported by NYSE, for 2013 and 2014. As of January 30, 2015, there were approximately 4 shareholders of record of our ordinary shares.

	Price Range of Ordinary Shares
	High	Low
2013
Period from January 1 through March 31, 2013	$44.65	$37.00
Period from April 1 through June 30, 2013	52.46	40.78
Period from July 1 through September 30, 2013	58.60	51.12
Period from October 1 through December 31, 2013	60.42	53.40
2014
Period from January 1 through March 31, 2014	$68.14	$58.22
Period from April 1 through June 30, 2014	71.27	64.33
Period from July 1 through September 30, 2014	71.96	61.21
Period from October 1 through December 31, 2014	74.88	58.23
The following graph reflects the comparative changes in the value from November 17, 2011, the first day of our ordinary shares trading on the NYSE, through December 31, 2014, assuming an initial investment of $100 and the reinvestment of dividends, if any in (1) our ordinary shares, (2) the S&P 500 index, and (3) the Automotive Supplier Peer Group. Historical performance may not be indicative of future shareholder returns.

Stock Performance Graph
* $100 invested on 11/17/11 in our stock or 10/31/11 in the relevant index, including reinvestment of dividends. Fiscal year ending December 31, 2014.

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

Company Index	November 17, 2011	December 31, 2011	December 31, 2012	December 31, 2013	December 31, 2014
Delphi Automotive PLC (1)	$100.00	$100.98	$179.33	$285.81	$350.82
S&P 500 (2)	100.00	100.80	116.93	154.80	175.99
Automotive Supplier Peer Group (3)	100.00	89.27	110.41	166.46	178.05
Dividends
On February 26, 2013, the Board of Directors approved the initiation of dividend payments on the Company's ordinary shares. The Board of Directors declared a regular quarterly cash dividend of $0.17 per ordinary share that was paid in each quarter of 2013. In January 2014, the Board of Directors increased the quarterly dividend rate to $0.25 per ordinary share, which was paid in each quarter of 2014. In addition, in January 2015, the Board of Directors declared a regular quarterly cash dividend of $0.25 per ordinary share, payable on February 27, 2015 to shareholders of record at the close of business on February 18, 2015.

Equity Compensation Plan Information
Information as of December 31, 2014 regarding the Company’s ordinary shares that may be issued under all of its equity compensation plans is incorporated by reference to the Company’s Proxy Statement under the heading “Equity Compensation Plan Information.”
Repurchase of Equity Securities
A summary of our ordinary shares repurchased during the quarter ended December 31, 2014, is shown below:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (in millions) (3)
October 1, 2014 to October 31, 2014	1,585,594	$65.27	1,585,594	$412
November 1, 2014 to November 30, 2014	1,754,838	70.66	1,754,838	288
December 1, 2014 to December 31, 2014	1,696,795	71.94	1,696,795	166
Total	5,037,227	69.40	5,037,227

(1)	The total number of shares purchased under the Board authorized plans described below.

(2)	Excluding commissions.

(3)
In January 2014, the Board of Directors authorized a share repurchase program of up to $1 billion. This program follows the completion of the previously announced share repurchase programs of $300 million and $750 million, which were approved by the Board of Directors and commenced in January 2012 and September 2012, respectively.

ITEM 6. SELECTED FINANCIAL DATA
The following selected consolidated financial data were derived from our audited consolidated financial statements and should be read in conjunction with, and are qualified by reference to, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes thereto included elsewhere in this Annual Report. The financial information presented may not be indicative of our future performance.

	Year Ended December 31,
	2014	2013	2012 (1)	2011	2010
	(dollars and shares in millions, except per share data)
Statements of operations data:
Net sales	$17,023	$16,463	$15,519	$16,041	$13,817
Depreciation and amortization (2)	587	540	486	475	421
Operating income	1,847	1,684	1,476	1,644	940
Interest expense	(135)	(143)	(136)	(123)	(30)
Net income	1,440	1,301	1,160	1,223	703
Net income attributable to noncontrolling interest	89	89	83	78	72
Net income attributable to Delphi	1,351	1,212	1,077	1,145	631

Net income per share data:
Basic net income per share attributable to Delphi	$4.50	$3.90	$3.34	$2.72	$0.92
Diluted net income per share attributable to Delphi	$4.48	$3.89	$3.33	$2.72	$0.92
Weighted average shares outstanding	300	311	323	421	686
Cash dividends declared and paid	$1.00	$0.68	$—	$—	$—

Other financial data:
Capital expenditures	$855	$682	$705	$630	$500
Adjusted operating income (3)	2,018	1,844	1,671	1,688	1,221
Adjusted operating income margin (4)	11.9%	11.2%	10.8%	10.5%	8.8%
Net cash provided by operating activities	$2,135	$1,750	$1,478	$1,377	$1,142
Net cash used in investing activities	(1,186)	(655)	(1,631)	(10)	(911)
Net cash used in financing activities	(1,398)	(822)	(105)	(3,194)	(126)

	As of December 31,
	2014	2013	2012	2011	2010
	(in millions, except employee data)
Balance sheet and employment data:
Cash and cash equivalents	$904	$1,389	$1,105	$1,363	$3,219
Total assets	$10,746	$11,047	$10,176	$9,128	$11,082
Total debt	$2,451	$2,412	$2,464	$2,103	$289
Working capital, as defined (5)	$1,151	$1,160	$1,213	$1,116	$1,059
Shareholders’ equity	$3,013	$3,434	$2,830	$2,171	$6,099
Global employees (6)	127,000	117,000	118,000	104,000	99,700

(1)
On October 26, 2012, we completed the acquisition of the Motorized Vehicles Division (“MVL”). MVL is a leading global manufacturer of automotive connection systems with a focus on high-value, leading technology applications. Given the timing of the acquisition it is not fully reflected in our 2012 results and impacts comparability to 2013 results.

(2)	Includes long-lived asset and goodwill impairments.
(3)
Our management utilizes net income before interest expense, other income (expense), net, income tax expense, restructuring, other project and integration costs related to acquisitions and other portfolio transactions, asset impairments and equity income (loss), net of tax (“Adjusted Operating Income”) to evaluate performance. Through December 31, 2013, the Company’s management believed that net income before depreciation and amortization (including long-lived asset and goodwill impairment), interest expense, other income (expense), net, income tax expense, equity income (loss), net of tax, restructuring and other acquisition-related integration costs (“Adjusted EBITDA”) was a meaningful measure of performance and it was used by management to analyze Company and stand-alone segment operating performance. Management also used Adjusted EBITDA for planning and forecasting purposes. Effective January 1, 2014, Delphi’s management began utilizing Adjusted Operating Income as the key performance measure of segment income or loss and for planning and forecasting purposes, as management believes this measure is most reflective of the operational profitability or loss of Delphi's operating segments. Adjusted Operating Income should not be considered a substitute for results prepared in accordance with U.S. GAAP and should not be considered an alternative to net income attributable to Delphi, which is the most directly comparable financial measure to Adjusted Operating Income that is in accordance with U.S. GAAP. Adjusted Operating Income, as determined and measured by Delphi, should also not be compared to similarly titled measures reported by other companies.

The reconciliation of Adjusted Operating Income to Operating Income includes restructuring, other project and integration costs related to acquisitions and other portfolio transactions, asset impairments and other transformation and rationalization costs related to 1) the implementation of information technology systems to support finance, manufacturing and product development initiatives, 2) certain plant consolidations and closures costs and 3) consolidation of many staff administrative functions into a global business service group. The reconciliation of Adjusted Operating Income to net income (loss) attributable to the Company is as follows:

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(in millions)
Adjusted operating income	$2,018	$1,844	$1,671	$1,688	$1,221
Restructuring	(144)	(145)	(171)	(31)	(224)
Other acquisition and portfolio project costs	(20)	(15)	(9)	—	—
Asset impairments	(7)	—	(15)	(13)	(9)
Other transformation and rationalization costs	—	—	—	—	(48)
Operating income	$1,847	$1,684	$1,476	$1,644	$940
Interest expense	$(135)	$(143)	$(136)	$(123)	$(30)
Other (expense) income, net	(7)	(18)	5	(15)	34
Income before income taxes and equity income	1,705	1,523	1,345	1,506	944
Income tax expense	(282)	(256)	(212)	(305)	(258)
Equity income, net of tax	17	34	27	22	17
Net income	1,440	1,301	1,160	1,223	703
Net income attributable to noncontrolling interest	89	89	83	78	72
Net income attributable to Delphi	$1,351	$1,212	$1,077	$1,145	$631

(4)	Adjusted operating income margin is defined as adjusted operating income as a percentage of revenues.
(5)	Working capital is calculated herein as accounts receivable plus inventories less accounts payable.
(6)	Excludes temporary and contract workers. As of December 31, 2014, we employed approximately 37,000 temporary and contract workers.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following management’s discussion and analysis of financial condition and results of operations (“MD&A”) is intended to help you understand the business operations and financial condition of the Company for the three year period ended December 31, 2014. This discussion should be read in conjunction with Item 8. Financial Statements and Supplementary Data. Our MD&A is presented in seven sections:

•	Executive Overview

•	Consolidated Results of Operations

•	Results of Operations by Segment

•	Liquidity and Capital Resources

•	Off-Balance Sheet Arrangements and Other Matters

•	Significant Accounting Policies and Critical Accounting Estimates

•	Recently Issued Accounting Pronouncements
Within the MD&A, “Delphi,” the “Company,” “we,” “us” and “our” refer to Delphi Automotive PLC, a public limited company which was formed under the laws of Jersey on May 19, 2011, together with its subsidiaries, including Delphi Automotive LLP, a limited liability partnership incorporated under the laws of England and Wales which was formed on August 19, 2009 for the purpose of acquiring certain assets and subsidiaries of the former Delphi Corporation (now known as DPH Holdings Corp. (“DPHH”)), and became a subsidiary of Delphi Automotive PLC in connection with the completion of the Company’s initial public offering on November 22, 2011. The former Delphi Corporation and, as the context may require, its subsidiaries and affiliates, are also referred to herein as "Old Delphi.”
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
Our achievements in 2014 included the following:

•	Generating gross business bookings of $25.1 billion, based upon expected volumes and pricing;

•	Generating $2.1 billion of cash from operations and net income of $1.4 billion;

•
Continuing our focus on diversifying our geographic, product and customer mix, resulting in 34% of our 2014 net sales generated in the North American market, 23% generated from the Asia Pacific region, which we have identified as a key market likely to experience substantial growth, and 17% generated from our largest customer;

•	Increasing our quarterly cash dividend 50% to $0.25 per ordinary share;

•	Executing $1.0 billion of share repurchases;

•	Expanding our portfolio of product offerings in the high-growth automotive electrical connectors business through the acquisitions of Antaya Technologies Corporation and Unwired Holdings, Inc.;

•
Maximizing our operational flexibility and profitability at all points in the normal automotive business cycle, by having approximately 94% of our hourly workforce based in low cost countries and approximately 26% of our hourly workforce composed of temporary employees;

•
Initiating restructuring activities, with a primary focus on South America and Europe, in order to align our manufacturing capacity and footprint with the current automotive production levels in those regions, allowing us to maintain our industry-leading cost structure;

•	Achieving enhanced credit ratings from Standard & Poor's Ratings Service, Moody's Investor Service and Fitch Ratings;

•
Leveraging our enhanced, investment grade credit metrics to further refine our capital structure and increase our financial flexibility by successfully issuing $700 million of 4.15% senior unsecured notes, and utilizing the proceeds primarily to redeem our 5.875% Senior Notes and to repay a portion of the Tranche A Term Loan, thereby satisfying all principal obligations on our debt through March 1, 2018; and

•
Forming a Technology Advisory Council, a panel of prominent global technology thought leaders, which guides our product strategies and investments in technology with a focus on developing advanced technologies to drive growth.

Going forward, our strategy is to build on these accomplishments and continue to develop and manufacture innovative market-relevant products for a diverse base of customers around the globe and leverage our lean and flexible cost structure to achieve strong and disciplined earnings growth and returns on invested capital. Through our culture of innovation and world class engineering capabilities we intend to employ our rigorous, forward-looking product development process to deliver new technologies that provide solutions to OEMs. We are committed to creating value for our shareholders. We expanded our repurchases of ordinary shares in 2014 to $1.0 billion, and in January of 2015 announced a new share repurchase program of up to $1.5 billion of ordinary shares. In 2014, we continued to return cash to our shareholders, and paid increased cash dividends totaling $301 million. Our key strategic priorities include:
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
Advancing and maintaining an efficient capital structure. We actively manage our capital structure in order to maintain an investment grade credit rating and healthy capital ratios to support our business and maximize shareholder value. We will continue to make adjustments to our capital structure in light of changes in economic conditions or as opportunities arise to provide us with additional financial flexibility to invest in our business and execute our strategic objectives going forward.
Pursuing selected acquisitions and strategic alliances. In 2014 we completed the acquisitions of Unwired Holdings, Inc., a media connectivity module supplier to the global automotive industry, and Antaya Technologies Corporation, a leading manufacturer of on-glass connectors to the global automotive industry. These acquisitions enhance our position as a leading supplier of automotive electrical/electronic architecture and expand our portfolio of product offerings in the high-growth automotive electrical connectors business. We intend to continue to pursue selected transactions that leverage our technology capabilities and enhance and expand our product offerings, customer base, geographic penetration and scale to complement our current businesses.

Trends, Uncertainties and Opportunities
Rate of economic recovery. Our business is directly related to automotive sales and automotive vehicle production by our customers. Automotive sales depend on a number of factors, including global and regional economic conditions. Although global automotive vehicle production increased 2% from 2013 to 2014 and is expected to increase by an additional 1% to 2% in 2015, the economic recovery has been uneven from a regional perspective. While the North American and certain Asia Pacific economies have continued to strengthen in 2014, economic uncertainties continue to persist in Europe and South America, resulting in lower consumer demand for vehicles in those markets as compared to North America. Vehicle production increased by only 2% in Europe, and decreased by 17% in South America in 2014 as compared to 2013, and is expected to increase by 1% in Europe in 2015 as compared to 2014, and remain essentially flat with 2014's reduced volumes in South America. Continued economic weakness in Europe or South America, or weakness in North America or Asia Pacific, could result in a significant reduction in automotive sales and production by our customers, which would have an adverse effect on our business, results of operations and financial condition. Additionally, weakness may result in shifts in the mix of future automotive sales (from vehicles with more content such as luxury vehicles, trucks and sport utility vehicles toward smaller passenger cars). While our diversified customer and geographic revenue base, along with our flexible cost structure, have well positioned us to withstand the impact of industry downturns and benefit from industry upturns, shifts to vehicles with less content would adversely impact our profitability.
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
We have a strong presence in China, where we have operated for over 20 years. All of our business segments have operations and sales in China. As a result, we have well-established relationships with all of the major OEMs in China. We have expanded the number of our 33 offered products locally manufactured in China to 25 in 2014. We believe we have the opportunity to expand additional product lines into China in the future, as well as continuing to grow our existing localized product lines, and as a result, we see further growth potential in this market.
Market driven products. Our product offerings satisfy the OEMs’ need to meet increasingly stringent government regulations and meet consumer preferences for products that address the mega-trends of Safe, Green and Connected, leading to increased content per vehicle, greater profitability and higher margins. With these offerings, we believe we are well-positioned to benefit from the growing demand for vehicle content related to safety, fuel efficiency, emissions control, automated features and connectivity to the global information network. Our Electrical/Electronic Architecture and Electronics and Safety segments are benefiting from the substantial increase in vehicle content and electrification requiring a complex and reliable electrical architecture and systems to operate, such as hybrid power electronics, automated driver assistance technologies, electrical vehicle monitoring, active safety systems, lane departure warning systems, integrated electronic displays, navigation systems and consumer electronics. Our ability to design a reliable electrical architecture that optimizes power distribution and/or consumption is key to satisfying the OEMs’ need to reduce emissions while continuing to meet the demands of consumers. Additionally, our Powertrain Systems and Thermal Systems segments are also focused on addressing the demand for increased fuel efficiency and emission control through products such as gasoline direct injection (GDi) fuel systems and brushless fuel pumps.
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
Engineering, design & development. Our history and culture of innovation have enabled us to develop significant intellectual property and design and development expertise to provide advanced technology solutions that meet the demands of our customers. We have a team of more than 20,000 scientists, engineers and technicians focused on developing leading product solutions for our key markets, located at 15 major technical centers in Brazil, China, France, Germany, India, Luxembourg, Mexico, Poland, South Korea, the United Kingdom and the United States. We invest approximately $1.7 billion (which includes approximately $400 million co-investment by customers and government agencies) annually in research and development, including engineering, to maintain our portfolio of innovative products, and owned/held approximately 8,000 patents and protective rights as of December 31, 2014. We also encourage “open innovation” and collaborate extensively with peers in the industry, government agencies and academic institutions. Our technology competencies are recognized by both customers and government agencies, who have co-invested approximately $400 million annually in new product development, accelerating the pace of innovation and reducing the risk associated with successful commercialization of technological breakthroughs.
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
We are focused on maintaining a low fixed cost structure that provides us flexibility to remain profitable despite decreases in industry volumes and at all points of the traditional vehicle industry production cycle. We believe that our lean cost structure will allow us to remain profitable at all points of the traditional vehicle industry production cycle. As a result, approximately 94% of our hourly workforce is located in low cost countries. Furthermore, we have substantial operational flexibility by leveraging a large workforce of temporary workers, which represented approximately 26% of the hourly workforce as of December 31, 2014. However, we will continue to adjust our cost structure and manufacturing footprint in response to continued economic uncertainties, as evidenced by our on-going restructuring programs focused on aligning our manufacturing capacity and footprint with the current automotive production levels in Europe and South America. As we continue to operate in a cyclical industry that is impacted by movements in the global and regional economies, we continually evaluate opportunities to further adjust our cost structure. Assuming constant product mix and pricing, based on our 2014 results, we estimate that our EBITDA breakeven level would be reached if we experienced a 42% downturn to current product volumes.
We have a strong balance sheet with gross debt of approximately $2.5 billion and substantial liquidity of approximately $2.4 billion of cash and cash equivalents and available financing under our Revolving Credit Facility (as defined below in Liquidity and Capital Resources) as of December 31, 2014, and no significant U.S. defined benefit or workforce postretirement health care benefits and employer-paid postretirement basic life insurance benefits (“OPEB”) liabilities. We intend to maintain strong financial discipline targeting industry-leading earnings growth, cash flow generation and return on invested capital and to maintain sufficient liquidity to sustain our financial flexibility throughout the industry cycle.
OEM product recalls. There has been a significant increase in the number of vehicles recalled globally by OEMs in 2014. In the U.S., a record number of vehicle recalls were initiated in 2014. These recalls can either be initiated by the OEMs or influenced by regulatory agencies. Although there are differing rules and regulations across countries governing recalls for safety issues, the overall transition towards global vehicle platforms may also contribute to increased recalls outside of the U.S., as automotive components are increasingly standardized across regions. Given the sensitivity to safety issues in the automotive industry, including increased focus from regulators and consumers, we anticipate the number of automotive recalls may remain above historical levels in the near future. Although we engage in extensive product quality programs and processes, and have not experienced any significant impacts to date as a result of the recalls that have been initiated, it is possible that we may be adversely affected in the future if the pace of these recalls continues.
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
Our History and Structure
On August 19, 2009, Delphi Automotive LLP, a limited liability partnership organized under the laws of England and Wales, was formed for the purpose of acquiring certain assets and subsidiaries of Old Delphi (“the Acquisition”), which, along with certain of its U.S. subsidiaries, had filed voluntary petitions for bankruptcy in October 2005. On October 6, 2009, Delphi Automotive LLP acquired the major portion of the business of Old Delphi and issued membership interests to a group of investors consisting of certain lenders to Old Delphi, General Motors Company ("GM") and the Pension Benefit Guaranty Corporation (the “PBGC”). On March 31, 2011, all of the outstanding Class A and Class C membership interests held by GM and the PBGC were redeemed, respectively, for approximately $4.4 billion.
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
Consolidated Results of Operations
In 2014, total global OEM production volumes increased 2% from 2013. Although total global OEM production volumes increased, indicating continued stabilization of the global economy, the economic recovery was uneven from a regional perspective. While OEM vehicle production increased by 6% in China and 5% in North America in 2014, production in Europe and South America continues to be impacted by the economic uncertainties in those regions. European production increased only 2% in 2014, and declined by 17% in South America. In light of the continued economic uncertainties in these regions, we have initiated restructuring actions as appropriate in order to align our manufacturing capacity and footprint with the current automotive production levels. As we continue to operate in a cyclical industry that is impacted by movements in the global economy, we continually evaluate opportunities to further adjust our cost structure. However, we believe our strong balance sheet coupled with our flexible cost structure will position us to capitalize on any strengthening of the global economy and improvements in OEM production volumes.
Our total net sales during the year ended December 31, 2014 were $17.0 billion, or 3% higher compared to 2013. This compares to total global OEM production increases of 2% in 2014. The increase in our total net sales is primarily attributable to increased sales in North America and Asia Pacific. Although our net sales in Europe also increased modestly in 2014, our sales continue to be impacted by persisting economic uncertainties in the region, which have resulted in limited growth in OEM production. Partially offsetting these increases were reduced sales in our smallest region, South America, due to continuing economic weakness, resulting in continued reductions in OEM production schedules in the region. Our overall lean cost structure, along with improving sales in North America, and above-market sales growth in the Asia Pacific region, specifically China, enabled us to improve gross margins in the year ended December 31, 2014 as compared to the prior year.
The increase in our total net sales of 6% during the year ended December 31, 2013 as compared to 2012 was attributable to the fourth quarter 2012 acquisition and successful integration of MVL, as well as due to increased sales in North America and Asia Pacific, offset by OEM production volume reductions in Europe.
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
2014 versus 2013
The results of operations for the years ended December 31, 2014 and 2013 were as follows:

	Year Ended December 31,
	2014		2013		Favorable/ (unfavorable)
	(dollars in millions)
Net sales	$17,023		$16,463		$560
Cost of sales	13,850		13,567		(283)
Gross margin	3,173	18.6%	2,896	17.6%	277
Selling, general and administrative	1,081		963		(118)
Amortization	101		104		3
Restructuring	144		145		1
Operating income	1,847		1,684		163
Interest expense	(135)		(143)		8
Other (expense) income, net	(7)		(18)		11
Income before income taxes and equity income	1,705		1,523		182
Income tax expense	(282)		(256)		(26)
Income before equity income	1,423		1,267		156
Equity income, net of tax	17		34		(17)
Net income	1,440		1,301		139
Net income attributable to noncontrolling interest	89		89		—
Net income attributable to Delphi	$1,351		$1,212		$139

Total Net Sales
Below is a summary of our total net sales for the years ended December 31, 2014 versus December 31, 2013.

	Year Ended December 31,			Variance Due To:
	2014	2013	Favorable/ (unfavorable)	Volume, net of contractual price reductions	FX	Commodity pass- through	Other	Total
	(in millions)			(in millions)
Total net sales	$17,023	$16,463	$560	$595	$5	$(62)	$22	$560
Total net sales for the year ended December 31, 2014 increased 3% compared to the year ended December 31, 2013. We experienced volume growth of 5% for the period, primarily as a result of increased sales in North America and Asia Pacific, partially offset by contractual price reductions.

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
Cost of sales increased $283 million for the year ended December 31, 2014 compared to the year ended December 31, 2013, as summarized below. The Company's material cost of sales was approximately 50% of net sales in both the year ended December 31, 2014 and December 31, 2013.

	Year Ended December 31,			Variance Due To:
	2014	2013	Favorable/ (unfavorable)	Volume (a)	FX	Operational performance	Other	Total
	(dollars in millions)			(in millions)
Cost of sales	$13,850	$13,567	$(283)	$(685)	$6	$453	$(57)	$(283)
Gross margin	$3,173	$2,896	$277	$(90)	$11	$453	$(97)	$277
Percentage of net sales	18.6%	17.6%

(a)	Presented net of contractual price reductions for gross margin variance.
The increase in cost of sales reflects increased volumes before contractual price reductions for the period, partially offset by operational performance improvements and the following unfavorable items in Other above:

•	Approximately $47 million of increased depreciation and amortization; and

•	The absence of a prior period gain on the disposal of property of approximately $11 million from the sale of a manufacturing site that was closed as a result of Delphi's overall restructuring program.

Selling, General and Administrative Expense

	Year Ended December 31,
	2014	2013	Favorable/ (unfavorable)
	(dollars in millions)
Selling, general and administrative expense	$1,081	$963	$(118)
Percentage of net sales	6.4%	5.8%
Selling, general and administrative expense (“SG&A”) includes administrative expenses, information technology costs and incentive compensation related costs, and increased as a percent of sales during the year ended December 31, 2014 compared to 2013 due to an increase in accruals for incentive compensation, information technology costs and for other service providers.

Amortization

	Year Ended December 31,
	2014	2013	Favorable/ (unfavorable)
	(in millions)
Amortization	$101	$104	$3
Amortization expense reflects the non-cash charge related to definite-lived intangible assets primarily recognized as part of the Acquisition and resulting from the acquisition of MVL in October 2012. The relative consistency in amortization expense during the year ended December 31, 2014 compared to 2013 reflects the continued amortization of these definite-lived intangible assets. In 2015, we expect to incur non-cash amortization charges of approximately $104 million, which includes the charges related to definite-lived intangible assets as a result of the acquisitions completed in 2014.

Restructuring

	Year Ended December 31,
	2014	2013	Favorable/ (unfavorable)
	(dollars in millions)
Restructuring	$144	$145	$1
Percentage of net sales	0.8%	0.9%
Restructuring charges recorded during 2014 were primarily attributable to the expenses incurred in conjunction with our on-going restructuring programs focused on aligning our manufacturing capacity and footprint with the current automotive production levels in Europe and South America. These charges included the recognition of employee-related and other costs of $35 million during the year ended December 31, 2014 for the initiation of a new restructuring program at a European manufacturing site within the Powertrain Systems segment in the second quarter of 2014. We expect to make cash payments of approximately $80 million in 2015 pursuant to these programs. Restructuring expenses recorded during the year ended December 31, 2013 were primarily attributable to the initiation of various restructuring actions, primarily in Europe, in the fourth quarter of 2012 and in the first quarter of 2013. These restructuring actions were initiated in response to lower OEM production volumes in Europe and continued economic uncertainties, and included workforce reductions, as well as plant closures, and have been substantially completed during 2014.
We expect to continue to incur additional restructuring expense in 2015 related primarily to our on-going restructuring actions in Europe and South America. As we continue to operate in a cyclical industry that is impacted by movements in the global and regional economies, we continually evaluate opportunities to further adjust our cost structure
Refer to Note 10. Restructuring to the audited consolidated financial statements included herein for additional information.

Interest Expense

	Year Ended December 31,
	2014	2013	Favorable/ (unfavorable)
	(in millions)
Interest expense	$135	$143	$8
The decrease in interest expense for the year ended December 31, 2014 as compared to the year ended December 31, 2013 reflects a reduction in interest expense from the repayment of a portion of the Tranche A Term Loan and the redemption of the 5.875% Senior Notes, offset by the issuance of $700 million of the 4.15% 2014 Senior Notes in the first quarter of 2014.
Refer to Note 11. Debt, to the audited consolidated financial statements included herein for additional information.

Other Income, Net

	Year Ended December 31,
	2014	2013	Favorable/ (unfavorable)
	(in millions)
Other (expense) income, net	$(7)	$(18)	$11
The decrease in other income, net is a result of Delphi repaying a portion of the Tranche A Term Loan and redeeming the 5.875% senior notes during the year ended December 31, 2014, resulting in a loss on extinguishment of debt of $34 million. Additionally, during the year ended December 31, 2014, Delphi incurred approximately $6 million in transaction costs related to its 2014 acquisitions. Partially offsetting these expenses during the year ended December 31, 2014, Delphi recorded $10 million of interest income and also reached a final settlement with its insurance carrier related to a business interruption insurance claim, and received proceeds from the settlement of approximately $14 million, net of related costs and expenses.
During the year ended December 31, 2013, Delphi amended its Credit Agreement and repaid the entire balance of the Tranche B Term Loan from the Original Credit Agreement, resulting in a loss on extinguishment of debt of $39 million.

Refer to Note 19. Other income, net and Note 11. Debt to the audited consolidated financial statements included herein for additional information.

Income Taxes

	Year Ended December 31,
	2014	2013	Favorable/ (unfavorable)
	(in millions)
Income tax expense	$282	$256	$(26)
The Company’s tax rate is affected by the tax rates in the jurisdictions in which the Company operates, the relative amount of income earned by jurisdiction and the relative amount of losses or income for which no tax benefit or expense was recognized due to a valuation allowance.
The effective tax rate was 17% and 17% for the years ended December 31, 2014 and 2013, respectively. The effective tax rate in the year ended December 31, 2014 was impacted by favorable geographic income mix in 2014 as compared to 2013, primarily due to changes in the underlying operations of the business as well as tax planning initiatives, and the resulting favorable impact on foreign tax credits. These favorable impacts were offset by net increases resulting from changes in judgment related to deferred tax asset valuation allowances of $18 million in 2014.
The effective tax rate in the year ended December 31, 2013 was impacted by the enactment of the American Taxpayer Relief Act of 2012 on January 2, 2013, which retroactively reinstated expired tax provisions known as tax extenders including the research and development tax credit. The income tax accounting effect, including any retroactive effect, of a tax law change is accounted for in the period of enactment, which in this case was the first quarter of 2013. As a result, the effective tax rate for the year ended December 31, 2013 was impacted by a tax benefit of approximately $22 million related to the 2012 research and development credit in addition to the 2013 research and development credit. On July 17, 2013, the United Kingdom Finance Bill of 2013 became law as the Finance Act 2013 (the “U.K. Finance Act”). The U.K. Finance Act provides for a reduction to the corporate income tax rate from 23% to 21% effective April 1, 2014, with a further reduction to 20% effective April 1, 2015. The impact of this legislation was recorded as a discrete item during the third quarter of 2013, the period of enactment, and resulted in increased tax expense of approximately $12 million for the year ended December 31, 2013 due to the resultant impact on the net deferred tax asset balances. Additionally, the effective tax rate in the year ended December 31, 2013 was impacted by a reduction in tax reserves of $13 million, partially offset by an increase in withholding taxes due to overall increased earnings and full year inclusion of MVL activity in 2013.

Equity Income

	Year Ended December 31,
	2014	2013	Favorable/ (unfavorable)
	(in millions)
Equity income, net of tax	$17	$34	$(17)
Equity income, net of tax reflects Delphi’s interest in the results of ongoing operations of entities accounted for as equity-method investments. Equity income decreased during the year ended December 31, 2014 as compared to the year ended December 31, 2013, which is primarily attributable to declines in performance at our Korean joint ventures as compared to the prior period.
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
Through December 31, 2013, we evaluated performance based on stand-alone segment Adjusted EBITDA and accounted for inter-segment sales and transfers as if the sales or transfers were to third parties, at current market prices. Our management believed that Adjusted EBITDA was a meaningful measure of performance and it was used by management to analyze Company and stand-alone segment operating performance. Management also used Adjusted EBITDA for planning and forecasting purposes. Effective January 1, 2014, our management began utilizing segment Adjusted Operating Income as the key performance measure of segment income of loss and for planning and forecasting purposes, as management believes this measure is most reflective of the operational profitability or loss of our operating segments. Segment Adjusted Operating Income should not be considered a substitute for results prepared in accordance with U.S. GAAP and should not be considered an alternative to net income attributable to Delphi, which is the most directly comparable financial measure to Adjusted Operating Income that is in accordance with U.S. GAAP. Segment Adjusted Operating Income, as determined and measured by Delphi, should also not be compared to similarly titled measures reported by other companies.
The reconciliation of Adjusted Operating Income to Operating Income includes restructuring, other project and integration costs related to acquisitions and other portfolio transactions and asset impairments. The reconciliation of Adjusted Operating Income to net income attributable to Delphi for the years ended December 31, 2014 and 2013 are as follows:

	Electrical/ Electronic Architecture	Powertrain Systems	Electronics and Safety	Thermal Systems	Eliminations and Other	Total
	(in millions)
For the Year Ended December 31, 2014:
Adjusted operating income	$1,080	$533	$352	$53	$—	$2,018
Restructuring	(56)	(55)	(28)	(5)	—	(144)
Other acquisition & portfolio project costs	(14)	(3)	(2)	(1)	—	(20)
Asset impairments	(2)	(1)	(4)	—	—	(7)
Operating income	$1,008	$474	$318	$47	$—	1,847
Interest expense						(135)
Other expense, net						(7)
Income before income taxes and equity income						1,705
Income tax expense						(282)
Equity income, net of tax						17
Net income						1,440
Net income attributable to noncontrolling interest						89
Net income attributable to Delphi						$1,351

	Electrical/ Electronic Architecture	Powertrain Systems	Electronics and Safety	Thermal Systems	Eliminations and Other	Total
	(in millions)
For the Year Ended December 31, 2013:
Adjusted operating income	$1,001	$483	$323	$37	$—	$1,844
Restructuring	(28)	(52)	(56)	(9)	—	(145)
Other acquisition & portfolio project costs	(15)	—	—	—	—	(15)
Operating income	$958	$431	$267	$28	$—	1,684
Interest expense						(143)
Other expense, net						(18)
Income before income taxes and equity income						1,523
Income tax expense						(256)
Equity income, net of tax						34
Net income						1,301
Net income attributable to noncontrolling interest						89
Net income attributable to Delphi						$1,212
Net sales, gross margin as a percentage of net sales and Adjusted Operating Income by segment for the years ended December 31, 2014 and 2013 are as follows:
Net Sales by Segment

	Year Ended December 31,			Variance Due To:
	2014	2013	Favorable/ (unfavorable)	Volume, net of contractual price reductions	FX	Commodity Pass-through	Other	Total
	(in millions)			(in millions)
Electrical/Electronic Architecture	$8,274	$7,972	$302	$377	$(32)	$(62)	$19	$302
Powertrain Systems	4,575	4,424	151	112	40	—	(1)	151
Electronics and Safety	2,859	2,830	29	30	5	—	(6)	29
Thermal Systems	1,556	1,468	88	95	(7)	—	—	88
Eliminations and Other	(241)	(231)	(10)	(19)	(1)	—	10	(10)
Total	$17,023	$16,463	$560	$595	$5	$(62)	$22	$560

Gross Margin Percentage by Segment

	Year Ended December 31,
	2014	2013
Electrical/Electronic Architecture	19.3%	18.3%
Powertrain Systems	19.6%	18.7%
Electronics and Safety	19.0%	17.3%
Thermal Systems	8.6%	8.0%
Eliminations and Other	—%	—%
Total	18.6%	17.6%

Adjusted Operating Income by Segment

	Year Ended December 31,			Variance Due To:
	2014	2013	Favorable/ (unfavorable)	Volume, net of contractual price reductions	Operational performance	Other	Total
	(in millions)			(in millions)
Electrical/Electronic Architecture	$1,080	$1,001	$79	$28	$158	$(107)	$79
Powertrain Systems	533	483	50	(28)	126	(48)	50
Electronics and Safety	352	323	29	(85)	139	(25)	29
Thermal Systems	53	37	16	(5)	29	(8)	16
Eliminations and Other	—	—	—	—	—	—	—
Total	$2,018	$1,844	$174	$(90)	$452	$(188)	$174
As noted in the table above, Adjusted Operating Income for the year ended December 31, 2014 as compared to the year ended December 31, 2013 was impacted by volume and contractual price reductions, including product mix, and operational performance improvements, as well as the following items included in Other in the table above:

•	Approximately $47 million of increased depreciation and amortization;

•	$118 million of increased SG&A expenses, primarily related to accruals for incentive compensation, information technology costs and costs for other service providers;

•	The absence of a prior period gain on the disposal of property of approximately $11 million from the sale of a manufacturing site that was closed as a result of Delphi's overall restructuring program.
Consolidated Results of Operations
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

Total Net Sales
Below is a summary of Delphi’s total net sales for the year ended December 31, 2013 versus December 31, 2012.

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
The decrease in restructuring expense in 2013 as compared to 2012 is due to the initiation of various restructuring actions, primarily in Europe, in the fourth quarter of 2012 which are expected to total approximately $300 million. Additional restructuring programs totaling approximately $75 million were initiated in the first quarter of 2013. These restructuring actions were initiated in response to lower OEM production volumes in Europe and continued economic uncertainties, and include workforce reductions, as well as plant closures.
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
The Company’s tax rate is affected by the tax rates in the jurisdictions in which the Company operates, the relative amount of income earned by jurisdiction and the relative amount of losses or income for which no tax benefit or expense was recognized due to a valuation allowance. The Company's geographic income mix was favorably impacted in 2013, as compared to 2012, primarily due to tax planning initiatives.
The effective tax rate was 17% and 16% for the year ended December 31, 2013 and 2012, respectively. The American Taxpayer Relief Act of 2012 was enacted on January 2, 2013, which retroactively reinstated expired tax provisions known as tax extenders including the research and development tax credit. The income tax accounting effect, including any retroactive effect, of a tax law change is accounted for in the period of enactment, which in this case was the first quarter of 2013. As a result, the effective tax rate for the year ended December 31, 2013 was impacted by a tax benefit of approximately $22 million related to the 2012 research and development credit in addition to the 2013 research and development credit. On July 17, 2013, the United Kingdom Finance Bill of 2013 became law as the Finance Act 2013 (the “U.K. Finance Act”). The U.K. Finance Act provides for a reduction to the corporate income tax rate from 23% to 21% effective April 1, 2014, with a further reduction to 20% effective April 1, 2015. The impact of this legislation was recorded as a discrete item during the third quarter of 2013, the period of enactment, and resulted in increased tax expense of approximately $12 million for the year ended December 31, 2013 due to the resultant impact on the net deferred tax asset balances. Additionally, the effective tax rate in the year ended December 31, 2013 was impacted by a reduction in tax reserves of $13 million, partially offset by an increase in withholding taxes due to overall increased earnings and full year inclusion of MVL activity in 2013.
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
Results of Operations by Segment
Through December 31, 2013, we evaluated performance based on stand-alone segment Adjusted EBITDA and accounted for inter-segment sales and transfers as if the sales or transfers were to third parties, at current market prices. Our management believed that Adjusted EBITDA was a meaningful measure of performance and it was used by management to analyze Company and stand-alone segment operating performance. Management also used Adjusted EBITDA for planning and forecasting purposes. Effective January 1, 2014, our management began utilizing segment Adjusted Operating Income as the key performance measure of segment income of loss and for planning and forecasting purposes, as management believes this measure is most reflective of the operational profitability or loss of our operating segments. Segment Adjusted Operating Income should not be considered a substitute for results prepared in accordance with U.S. GAAP and should not be considered an alternative to net income attributable to Delphi, which is the most directly comparable financial measure to Adjusted Operating Income that is in accordance with U.S. GAAP. Segment Adjusted Operating Income, as determined and measured by Delphi, should also not be compared to similarly titled measures reported by other companies.
The reconciliation of Adjusted Operating Income to Operating Income includes restructuring, other project and integration costs related to acquisitions and other portfolio transactions and asset impairments. The reconciliation of Adjusted Operating Income to net income attributable to Delphi for the years ended December 31, 2013 and 2012 are as follows:

	Electrical/ Electronic Architecture	Powertrain Systems	Electronics and Safety	Thermal Systems	Eliminations and Other	Total
	(in millions)
For the Year Ended December 31, 2013:
Adjusted operating income	$1,001	$483	$323	$37	$—	$1,844
Restructuring	(28)	(52)	(56)	(9)	—	(145)
Other acquisition & portfolio project costs	(15)	—	—	—	—	(15)
Operating income	$958	$431	$267	$28	$—	1,684
Interest expense						(143)
Other expense, net						(18)
Income before income taxes and equity income						1,523
Income tax expense						(256)
Equity income, net of tax						34
Net income						1,301
Net income attributable to noncontrolling interest						89
Net income attributable to Delphi						$1,212

	Electrical/ Electronic Architecture	Powertrain Systems	Electronics and Safety	Thermal Systems	Eliminations and Other	Total
	(in millions)
For the Year Ended December 31, 2012:
Adjusted operating income	$781	$541	$281	$68	$—	$1,671
Restructuring	(49)	(25)	(89)	(8)	—	(171)
Other acquisition & portfolio project costs	(9)	—	—	—	—	(9)
Asset impairments	—	—	(15)	—	—	(15)
Operating income	$723	$516	$177	$60	$—	1,476
Interest expense						(136)
Other income, net						5
Income before income taxes and equity income						1,345
Income tax expense						(212)
Equity income, net of tax						27
Net income						1,160
Net income attributable to noncontrolling interest						83
Net income attributable to Delphi						$1,077

Net sales, gross margin as a percentage of net sales and Adjusted Operating Income by segment for the years ended December 31, 2013 and 2012 are as follows:
Net Sales by Segment

	Year Ended December 31,			Variance Due To:
	2013	2012	Favorable/ (unfavorable)	Volume, net of contractual price reductions	FX	Commodity Pass-through	Other	Total
	(in millions)			(in millions)
Electrical/Electronic Architecture	$7,972	$6,815	$1,157	$428	$19	$(32)	$742	$1,157
Powertrain Systems	4,424	4,656	(232)	(277)	39	—	6	(232)
Electronics and Safety	2,830	2,732	98	54	39	—	5	98
Thermal Systems	1,468	1,541	(73)	(28)	3	—	(48)	(73)
Eliminations and Other	(231)	(225)	(6)	(1)	(1)	—	(4)	(6)
Total	$16,463	$15,519	$944	$176	$99	$(32)	$701	$944
Included in Other above are increased sales of approximately $695 million related to the net impact of acquisitions and divestitures.

Gross Margin Percentage by Segment

	Year Ended December 31,
	2013	2012
Electrical/Electronic Architecture	18.3%	17.0%
Powertrain Systems	18.7%	19.2%
Electronics and Safety	17.3%	16.3%
Thermal Systems	8.0%	10.2%
Eliminations and Other	—%	—%
Total	17.6%	17.1%

Adjusted Operating Income by Segment

	Year Ended December 31,			Variance Due To:
	2013	2012	Favorable/ (unfavorable)	Volume, net of contractual price reductions	Operational performance	Other	Total
	(in millions)			(in millions)
Electrical/Electronic Architecture	$1,001	$781	$220	$41	$93	$86	$220
Powertrain Systems	483	541	(58)	(164)	109	(3)	(58)
Electronics and Safety	323	281	42	(68)	93	17	42
Thermal Systems	37	68	(31)	(38)	25	(18)	(31)
Eliminations and Other	—	—	—	1	—	(1)	—
Total	$1,844	$1,671	$173	$(228)	$320	$81	$173
As noted in the table above, Adjusted Operating Income for the year ended December 31, 2013 as compared to the year ended December 31, 2012 was impacted by volume and contractual price reductions, including product mix and operational performance improvements, as well as the following items included in Other in the table above:

•	$6 million of increase due to fluctuations in foreign currency exchange rates;

•	$173 million of increase due to acquisitions/divestitures primarily related to the October 2012 MVL acquisition;

•
A gain on the disposal of property of approximately $11 million resulting from the sale of a manufacturing site that was closed as a result of Delphi's overall restructuring program, partially offset by;

•	Approximately $54 million of increased depreciation and amortization;

•	The absence of a favorable customer settlement related to warranty of $25 million in the prior period.
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
As of December 31, 2014, we had cash and cash equivalents of $0.9 billion and net debt (defined as outstanding debt less cash and cash equivalents) of $1.5 billion. We also have access to additional liquidity pursuant to the terms of the $1.5 billion Revolving Credit Facility and the €350 million committed European accounts receivable factoring facility described below. We expect existing cash, available liquidity and cash flows from operations to continue to be sufficient to fund our global operating activities, including restructuring payments, any mandatory payments required under the Credit Agreement as described below, dividends on ordinary shares and capital expenditures. We also continue to expect to be able to move funds between different countries to manage our global liquidity needs without material adverse tax implications, subject to current monetary policies and to the terms of the Credit Agreement. While a substantial portion of our operating income is generated by our non-U.S. subsidiaries, we utilize a combination of strategies, including dividends, cash pooling arrangements, intercompany loan repayments and other distributions and advances to provide the funds necessary to meet our global liquidity needs. If additional non-U.S. cash was needed for our U.S. operations, we would be required to accrue and pay U.S. taxes to repatriate such funds; however, based on our current liquidity needs and repatriation strategies, we do not anticipate a need to repatriate such additional amounts. Additionally, the Company is a U.K. resident taxpayer and as such is not generally subject to U.K. tax on remitted foreign earnings. As a result, we do not anticipate foreign earnings would be subject to a 35% tax rate upon repatriation to the U.K., as is the case when U.S. based companies repatriate earnings to the U.S. For further information regarding undistributed earnings of our non-U.S. subsidiaries, see Note 14. Income Taxes to the audited consolidated financial statements included in this Report.
Based on these factors, we believe we possess sufficient liquidity to fund our global operations and capital investments in 2015 and beyond.
Share Repurchases
In January 2012, the Board of Directors authorized a share repurchase program of up to $300 million of ordinary shares, which was fully satisfied in September 2012. Subsequently, in September 2012, the Board of Directors authorized a share repurchase program of up to $750 million of ordinary shares, which was fully satisfied in April 2014. In January 2014, the Board of Directors authorized a share repurchase program of up to $1 billion of ordinary shares. This share repurchase program provides for share repurchases in the open market or in privately negotiated transactions, depending on share price, market conditions and other factors, as determined by the Company. This program commenced following the completion of the Company's September 2012 share repurchase program in April 2014.
A summary of the ordinary shares repurchased during the years ended December 31, 2014 and 2013 is as follows:

	Year Ended December 31,
	2014	2013	2012
Total number of shares repurchased	15,041,713	9,106,434	13,421,742
Average price paid per share	68.05	$50.14	$30.02
Total (in millions)	$1,024	$457	$403
As of December 31, 2014, approximately $166 million of share repurchases remained available under the authorized share repurchase programs. During the period from January 1, 2015 to February 5, 2015, the Company repurchased an additional $104 million worth of shares pursuant to a trading plan with set trading instructions established by the Company. As a result, approximately $62 million of share repurchases remain available under the January 2014 share repurchase program. All repurchased shares were retired.

New Share Repurchase Program
In January of 2015, the Board of Directors authorized a new share repurchase program of up to $1.5 billion of ordinary shares. This share repurchase program provides for share purchases in the open market or in privately negotiated transactions, depending on share price, market conditions and other factors, as determined by the Company. This program will commence following the completion of the January 2014 share repurchase program described above.
Dividends to Holders of Ordinary Shares
On February 26, 2013, the Board of Directors approved the initiation of dividend payments on the Company's ordinary shares and declared a regular quarterly cash dividend. In January 2014, the Board of Directors increased the annual dividend rate from $0.68 to $1.00 per ordinary share. The Company declared and paid cash dividends per common share during the periods presented as follows:

	Dividend	Amount
	Per Share	(in millions)
2014:
Fourth quarter	$0.25	$73
Third quarter	0.25	75
Second quarter	0.25	76
First quarter	0.25	77
Total	$1.00	$301
2013:
Fourth quarter	$0.17	$52
Third quarter	0.17	53
Second quarter	0.17	53
First quarter	0.17	53
Total	$0.68	$211
In addition, in January 2015, the Board of Directors declared a regular quarterly cash dividend of $0.25 per ordinary share, payable on February 27, 2015 to shareholders of record at the close of business on February 18, 2015.
Dividends from Equity Investees
During the year ended December 31, 2014, Delphi received dividends of $10 million from one of its equity method investments. During the year ended December 31, 2013, Delphi received dividends of $30 million from two of its equity method investments. The dividends were recognized as a reduction to the investment and represented a return on investment included in cash flows from operating activities.
Acquisitions
On October 1, 2014, Delphi acquired 100% of the equity interests of Unwired Holdings, Inc. ("Unwired"), a media connectivity module supplier to the global automotive industry, for $190 million, net of approximately $19 million for acquired cash, excess net working capital and certain tax benefits, which are subject to certain post-closing adjustments. The acquisition was accounted for as a business combination, with the operating results of Unwired included within the Company's Electrical/Electronic Architecture segment from the date of acquisition. The Company acquired Unwired utilizing cash on hand.
On October 31, 2014, Delphi acquired 100% of the share capital of Antaya Technologies Corporation ("Antaya"), a leading manufacturer of on-glass connectors to the global automotive industry, for approximately $140 million, with an additional cash payment of up to $40 million due upon the achievement of certain financial performance metrics over a future 3-year period beginning at the time the acquisition is closed. The acquisition was accounted for as a business combination, with the operating results of Antaya included within the Company's Electrical/Electronic Architecture segment from the date of acquisition. The Company acquired Antaya utilizing cash on hand.

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
Credit Agreement
In March 2011, in conjunction with the redemption of membership interests from Class A and Class C membership interest holders, Delphi Corporation (the "Issuer") entered into a credit agreement with JPMorgan Chase Bank, N.A., as lead arranger and administrative agent (the “Original Credit Agreement”), which provided for $3.0 billion in senior secured credit facilities consisting of term loans (as subsequently amended from time to time, the “Tranche A Term Loan” and the “Tranche B Term Loan,” respectively) and a revolving credit facility (as subsequently amended from time to time, the “Revolving Credit Facility”). The Original Credit Agreement was amended and restated on each of May 17, 2011 (the “May 2011 Credit Agreement”), September 14, 2012 (the “2012 Credit Agreement”) and March 1, 2013 (the Original Credit Agreement and each amendment and restatement of the Original Credit Agreement are individually and collectively referred to herein as the “Credit Agreement”). The May 2011 Credit Agreement, which was entered into simultaneously with the issuance of senior unsecured notes in the amount of $1 billion (as more fully described below), reduced the total size of the senior secured credit facilities to $2.4 billion. Under the 2012 Credit Agreement, the Company increased the Revolving Credit Facility to $1.3 billion and the Tranche A Term Loan to $574 million and used the incremental proceeds to pay a portion of the cost of acquiring MVL. On March 1, 2013, following the unsecured note issuance in February 2013 (as more fully described below), the Tranche B Term Loan was fully repaid, the Tranche A Term Loan was increased to $575 million, the Revolving Credit Facility was increased to $1.5 billion, and the terms of the Tranche A Term Loan and the Revolving Credit Facility were extended to March 1, 2018. The March 31, 2013 amendments resulted in the recognition of a loss on debt extinguishment of $39 million during the year ended December 31, 2013. Approximately $14 million in issuance costs were paid in conjunction with the March 2013 amendment. In conjunction with an unsecured note issuance in March 2014 (as more fully described below), Delphi repaid a portion of its indebtedness on the Tranche A Term Loan, which resulted in the recognition of a loss on debt extinguishment related to this repayment of approximately $1 million during the year ended December 31, 2014.
Unamortized debt issuance costs associated with the Tranche A Term Loan and Revolving Credit Facility of $19 million are being amortized over the term of the Credit Agreement, as extended pursuant to the March 1, 2013 amendment. At December 31, 2014, the Revolving Credit Facility was undrawn and Delphi had approximately $12 million in letters of credit issued under the Credit Agreement. The maximum amount drawn under the Revolving Credit Facility during the year ended December 31, 2014 to manage intra-month working capital needs was $85 million. Letters of credit issued under the Credit Agreement reduce availability under the Revolving Credit Facility.
Loans under the Credit Agreement bear interest, at Delphi Corporation’s option, at either (a) the Administrative Agent’s Alternate Base Rate (“ABR” as defined in the Credit Agreement) or (b) the London Interbank Offered Rate (the “Adjusted LIBO Rate” as defined in the Credit Agreement) (“LIBOR”) plus in either case a percentage per annum as set forth in the table below (the “Applicable Rate”). The Applicable Rates under the Credit Agreement on the specified dates are set forth below:

	December 31, 2014		December 31, 2013
	LIBOR plus	ABR plus	LIBOR plus	ABR plus
Revolving Credit Facility	1.00%	0.25%	1.25%	0.25%
Tranche A Term Loan	1.00%	0.25%	1.25%	0.25%

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
The interest rate period with respect to LIBOR interest rate options can be set at one-, two-, three- or six-months as selected by the Issuer in accordance with the terms of the Credit Agreement (or other period as may be agreed by the applicable lenders), but payable no less than quarterly. The Issuer may elect to change the selected interest rate in accordance with the provisions of the Credit Agreement. As of December 31, 2014, the Issuer selected the one-month LIBOR interest rate option, as detailed in the table below, and the amounts outstanding, and rates effective as of December 31, 2014 were based on Delphi’s current credit rating and the Applicable Rate for the Credit Agreement:

		Borrowings as of
		December 31, 2014	Rates effective as of
	LIBOR plus	(in millions)	December 31, 2014
Revolving Credit Facility	1.00%	$—	—%
Tranche A Term Loan	1.00%	400	1.1875%
The Issuer was obligated to make quarterly principal payments throughout the term of the Tranche A Term Loan according to the amortization schedule in the Credit Agreement. In conjunction with the partial repayment of the Tranche A Term Loan during the year ended December 31, 2014, all principal payment obligations have been satisfied through March 1, 2018. Borrowings under the Credit Agreement are prepayable at the Issuer's option without premium or penalty. The Credit Agreement also contains certain mandatory prepayment provisions in the event the Company receives net cash proceeds from any asset sale or casualty event. No mandatory prepayments under these provisions have been made or are due through December 31, 2014.
The Credit Agreement contains certain covenants that limit, among other things, the Company’s (and the Company’s subsidiaries’) ability to incur additional indebtedness or liens, to dispose of assets, to make certain investments, to prepay certain indebtedness and to pay dividends, or to make other distributions or redemptions/repurchases, in respect of the Company’s equity interests. In addition, the Credit Agreement requires that the Company maintain a consolidated leverage ratio (the ratio of Consolidated Total Indebtedness to Consolidated EBITDA, each as defined in the Credit Agreement) of less than 2.75 to 1.0. The Credit Agreement also contains events of default customary for financings of this type. The Company was in compliance with the Credit Agreement covenants as of December 31, 2014. In the first quarter of 2014, the Company satisfied credit rating-related conditions to the suspension of many of the restrictive covenants and the mandatory prepayment provisions relating to asset sales and casualty events discussed above. Such covenants and prepayment obligations are required to be reinstated if the applicable credit rating criteria are no longer satisfied.
As of December 31, 2014, all obligations under the Credit Agreement are borrowed by Delphi Corporation and jointly and severally guaranteed by its direct and indirect parent companies, subject to certain exceptions set forth in the Credit Agreement.
Prior to the first quarter of 2014, certain of Delphi Automotive PLC’s direct and indirect subsidiaries, which are directly or indirectly 100% owned by Delphi Automotive PLC, fully and unconditionally guaranteed all obligations under the Credit Agreement. In addition, all obligations under the Credit Agreement, including the guarantees of those obligations, were originally secured by certain assets of Delphi Corporation and the guarantors, including substantially all of the assets of Delphi Automotive PLC, and its U.S. subsidiaries, and certain assets of Delphi Corporation’s direct and indirect parent companies. All guarantees of Delphi Corporation's subsidiaries and all then-existing security interests were released during the first quarter of 2014 when the Company satisfied certain credit rating-related and other conditions under the terms of the Credit Agreement. Such security interests and subsidiary guarantees may be reinstated at the election of the lenders if the applicable credit rating criteria are no longer satisfied.
Senior Notes
On May 17, 2011, Delphi Corporation issued $500 million of 5.875% senior unsecured notes due 2019 (the "5.875% Senior Notes") and $500 million of 6.125% senior unsecured notes due 2021 (the “6.125% Senior Notes”) (collectively, the "2011 Senior Notes") in a transaction exempt from registration under Rule 144A and Regulation S of the Securities Act of 1933 (the “Securities Act”). Delphi paid approximately $23 million of debt issuance costs in connection with the 2011 Senior Notes. The net proceeds of approximately $1 billion as well as cash on hand were used to pay down amounts outstanding under the Original Credit Agreement. In May 2012, Delphi Corporation completed a registered exchange offer for all of the 2011 Senior Notes. No proceeds were received by Delphi Corporation as a result of the exchange. In March 2014, Delphi redeemed for cash the entire $500 million aggregate principal amount outstanding of the 5.875% Senior Notes. The redemption was financed by a portion of the proceeds received from the issuance of the 2014 Senior Notes, as defined below. As a result of the redemption of the 5.875% Senior Notes, Delphi recognized a loss on debt extinguishment of approximately $33 million during the year ended December 31, 2014.
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
On March 3, 2014, Delphi Corporation issued $700 million in aggregate principal amount of 4.15% senior unsecured notes due 2024 (the "2014 Senior Notes") in a transaction registered under the Securities Act. The 2014 Senior Notes were priced at 99.649% of par, resulting in a yield to maturity of 4.193%. The proceeds were primarily utilized to redeem the 5.875% Senior Notes and to repay a portion of the Tranche A Term Loan. Delphi paid approximately $6 million of issuance costs in connection with the 2014 Senior Notes. Interest is payable semi-annually on March 15 and September 15 of each year to holders of record at the close of business on March 1 or September 1 immediately preceding the interest payment date.
Although the specific terms of each indenture governing each series of senior notes vary, the indentures contain certain restrictive covenants, including with respect to Delphi’s (and Delphi’s subsidiaries) ability to incur liens, enter into sale and leaseback transactions and merge with or into other entities. As of December 31, 2014, the Company was in compliance with the provisions of all series of the outstanding senior notes.
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
Other Financing
Receivable factoring—Various accounts receivable factoring facilities are maintained in Europe and are accounted for as short-term debt. These uncommitted factoring facilities are available through various financial institutions. Additionally, in 2013 Delphi entered into a new accounts receivable factoring agreement in Europe to replace and consolidate current European factoring facilities. The new agreement is a €350 million committed facility and borrowings under the new program are subject to the availability of eligible accounts receivable. As of December 31, 2014 and December 31, 2013, $0 million and $1 million, respectively, were outstanding under these European accounts receivable factoring facilities. Collateral is not generally required related to these trade accounts receivable. In addition, during the year ended December 31, 2014 one of the Company’s European subsidiaries factored, without recourse, receivables related to certain foreign research tax credits to a financial institution. This transaction was accounted for as a true sale of the receivables, and the Company therefore derecognized approximately $73 million from Other current assets in the consolidated balance sheet as of December 31, 2014. Expenses of approximately $2 million incurred in conjunction with this transaction were recorded to Interest expense during the year ended December 31, 2014.
Capital leases and other—As of December 31, 2014 and December 31, 2013, approximately $53 million and approximately $47 million, respectively, of other debt issued by certain non-U.S. subsidiaries and capital lease obligations were outstanding.
Government programs—Delphi commonly seeks manufacturing development and financial assistance incentive programs that may be awarded by government entities. Delphi has numerous technology and manufacturing development programs that are competitively awarded from agencies of the U.S. Federal Government. These U.S. based programs are from the U.S. Department of Transportation (“DOT”), the U.S. Department of Energy (“DOE”), and the U.S. Department of Defense (“DoD”). We received approximately $6 million from these Federal agencies in the year ended December 31, 2014 for work performed. These programs supplement our internal research and development funds and directly support our product focus of Safe, Green and Connected. We continue to pursue many technology development programs by bidding on competitively procured programs from DOT, DOE and DoD. Some of these programs were bid with us being the lead or “Prime Contractor”, and some were bid with us as a “Subrecipient” to the Prime Contractor. For the year ended December 31, 2014, Delphi was awarded five new programs with over $23 million of U.S. Government funds that will be received over the next 48 months.

Additionally, during the year ended December 31, 2013, we received approximately $27 million of capital spending reimbursements related to specific capital spending initiatives which added manufacturing equipment capacity and employees to Delphi facilities located in Eastern Europe.
Contractual Commitments
The following table summarizes our expected cash outflows resulting from financial contracts and commitments as of December 31, 2014. We have not included information on our recurring purchases of materials for use in our manufacturing operations. These amounts are generally consistent from year to year, closely reflect our levels of production, and are not long-term in nature. The amounts below exclude as of December 31, 2014, the gross liability for uncertain tax positions of $57 million related to the items below. We do not expect a significant payment related to these obligations to be made within the next twelve months. We are not able to provide a reasonably reliable estimate of the timing of future payments relating to the non-current portion of obligations associated with uncertain tax positions. For more information, refer to Note 14. Income Taxes to the audited consolidated financial statements included herein.

	Payments due by Period
	Total	2015	2016 & 2017	2018 & 2019	Thereafter
	(in millions)
Debt and capital lease obligations (excluding interest)	$2,453	$34	$15	$402	$2,002
Estimated interest costs related to debt and capital lease obligations	909	113	242	206	348
Operating lease obligations	406	101	159	96	50
Contractual commitments for capital expenditures	224	224	—	—	—
Other contractual purchase commitments, including information technology	427	173	170	57	27
Total	4,419	$645	$586	$761	$2,427
In addition to the obligations discussed above, certain of our non-U.S. subsidiaries sponsor defined benefit pension plans, some of which are funded. We have minimum funding requirements with respect to certain of our pension obligations and may periodically elect to make discretionary contributions to the plans in support of risk management initiatives.  We will also have payments due with respect to our other postretirement benefit obligations. We do not fund our other postretirement benefit obligations and payments are made as costs are incurred by covered retirees. Refer to Note 12. Pension Benefits to the audited consolidated financial statements included herein for additional detail regarding our expected contributions to our pension plans and expected distributions to participants in future periods.

Capital Expenditures
Supplier selection in the auto industry is generally finalized several years prior to the start of production of the vehicle. Therefore, current capital expenditures are based on customer commitments entered into previously, generally several years ago when the customer contract was awarded. As of December 31, 2014, we had approximately $224 million in outstanding cancellable and non-cancellable capital commitments. Capital expenditures by operating segment and geographic region for the periods presented were:

	Year Ended December 31,
	2014	2013	2012
	(in millions)
Electrical/Electronic Architecture	$326	$293	$238
Powertrain Systems	315	224	304
Electronics and Safety	89	64	66
Thermal Systems	76	77	63
Eliminations and Other	49	24	34
Total capital expenditures	$855	$682	$705
North America	$237	$199	$210
Europe, Middle East & Africa	320	281	308
Asia Pacific	269	174	155
South America	29	28	32
Total capital expenditures	$855	$682	$705
Cash Flows
Intra-month cash flow cycles vary by region, but in general we are users of cash through the first half of a typical month and we generate cash during the latter half of a typical month. Due to this cycle of cash flows, we may utilize short-term financing, including our Revolving Credit Facility and European accounts receivable factoring facility, to manage our intra-month working capital needs. Our cash balance typically peaks at month end.
We utilize a combination of strategies, including dividends, cash pooling arrangements, intercompany loan structures and other distributions and advances to provide the funds necessary to meet our global liquidity needs. We have established a global cash pooling arrangement to consolidate and manage our global cash balances, which has also increased our ability to efficiently move cash into and out of a number of the countries in which we operate, including China as a result of recent financial deregulation in the Shanghai Pilot Free Trade Zone.
Operating activities—Net cash provided by operating activities totaled $2,135 million and $1,750 million for the year ended December 31, 2014 and 2013, respectively. The $385 million increase primarily reflects increased earnings during 2014. Cash flow from operating activities for the year ended December 31, 2014 consisted primarily of net earnings of $1,440 million increased by $710 million for non-cash charges for depreciation and amortization, pension and other postretirement benefit expenses and extinguishment of debt, partially offset by $87 million related to changes in operating assets and liabilities, net of restructuring and pension contributions. Cash flow from operating activities for the year ended December 31, 2013 consisted primarily of net earnings of $1,301 million increased by $661 million for non-cash charges for depreciation and amortization, pension and other postretirement benefit expenses and extinguishment of debt, partially offset by $200 million related to changes in operating assets and liabilities, net of restructuring and pension contributions.
Net cash provided by operating activities totaled $1,478 million for the year ended December 31, 2012, which consisted of net earnings of $1,160 million increased by $554 million for non-cash charges for depreciation and amortization, pension and other postretirement benefit expenses and extinguishment of debt, partially offset by $207 million related to changes in operating assets and liabilities, net of restructuring and pension contributions.
Investing activities—Net cash used in investing activities totaled $1,186 million and $655 million for the year ended December 31, 2014 and 2013, respectively. The increase is primarily attributable to the cost of the 2014 acquisitions of Unwired and Antaya, as well as $173 million of increased capital expenditures.
Net cash used in investing activities totaled $1,631 million for the year ended December 31, 2012 which resulted primarily from capital expenditures of $705 million and cost of business and technology acquisitions, net of cash acquired of $980 million, primarily related to the 2012 MVL acquisition.

Financing activities—Net cash used in financing activities totaled $1,398 million and $822 million for the year ended December 31, 2014 and 2013, respectively. The increase in net cash used in financing activities during the year ended December 31, 2014 is primarily due to the use of an incremental $567 million of cash on hand in 2014 as compared to 2013 to repurchase ordinary shares and the increase of $90 million in cash dividends paid on Delphi's ordinary shares. Additionally, the net proceeds of approximately $691 million received from the issuance of the 2014 Senior Notes were primarily used to redeem the 5.875% Senior Notes and to repay a portion of the Tranche A Term Loan. In the year ended December 31, 2013, the net proceeds of approximately $790 million received from the issuance of the 2013 Senior Notes were used in conjunction with the amendment of the 2012 Credit Agreement to pay off in its entirety the $773 million of the Tranche B Term Loan.
Net cash used in financing activities totaled $105 million for the year ended December 31, 2012, which resulted primarily from the repurchase of ordinary shares of $403 million, partially offset by proceeds from issuance of senior secured term loans, net of issuance costs of $358 million.
Off-Balance Sheet Arrangements and Other Matters
We do not engage in any off-balance sheet financial arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Pension Benefits
Certain of our non-U.S. subsidiaries sponsor defined benefit pension plans, which generally provide benefits based on negotiated amounts for each year of service. Our primary non-U.S. plans are located in France, Germany, Mexico, Portugal and the United Kingdom ("U.K."). The U.K. and certain Mexican plans are funded. In addition, we have defined benefit plans in South Korea, Turkey and Italy for which amounts are payable to employees immediately upon separation. The obligations for these plans are recorded over the requisite service period. We anticipate making pension contributions of approximately $81 million for non-U.S. plans in 2015.
Delphi sponsors a Supplemental Executive Retirement Program (“SERP”) for those employees who were U.S. executives of DPHH prior to September 30, 2008 and were still U.S. executives of Delphi on October 7, 2009, the effective date of the program. This program is unfunded. Executives receive benefits over 5 years after an involuntary or voluntary separation from Delphi. The SERP is closed to new members and was frozen effective September 30, 2008. There are no required contributions for the SERP in 2014, although we anticipate making benefit payments of approximately $9 million for the SERP in 2015.
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
As of December 31, 2014 and 2013, the undiscounted reserve for environmental investigation and remediation was approximately $21 million (of which $3 million was recorded in accrued liabilities and $18 million was recorded in other long-term liabilities) and $21 million (of which $3 million was recorded in accrued liabilities and $18 million was recorded in other long-term liabilities). Delphi cannot ensure that environmental requirements will not change or become more stringent over time or that its eventual environmental remediation costs and liabilities will not exceed the amount of its current reserves. In the event that such liabilities were to significantly exceed the amounts recorded, Delphi’s results of operations could be materially affected.

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
Acquisitions
In accordance with accounting guidance for the provisions in FASB ASC 805, Business Combinations, we allocate the purchase price of an acquired business to its identifiable assets and liabilities based on estimated fair values. The excess of the purchase price over the amount allocated to the assets and liabilities, if any, is recorded as goodwill. In addition, an acquisition may include a contingent consideration component, such as in our acquisition of Antaya. The fair value of the contingent consideration is estimated as of the date of the acquisition and is recorded as part of the purchase price. This estimate is updated in future periods and any changes in the estimate, which are not considered an adjustment to the purchase price, are recorded in our consolidated statements of operations.
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
Warranty Obligations & Product Recall Costs
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
In addition to our ordinary warranty provisions with customers, we are also at risk for product recall costs, which are costs incurred when a customer or the Company recalls a product through a formal campaign soliciting return of that product. In addition, the National Highway Traffic Safety Administration ("NHTSA") has the authority, under certain circumstances, to require recalls to remedy safety concerns. Product recall costs typically include the cost of the product being replaced as well as the customer’s cost of the recall, including labor to remove and replace the recalled part. The Company accrues for costs related to product recalls as part of our warranty accrual at the time an obligation becomes probable and can be reasonably estimated. Actual costs incurred could differ from the amounts estimated, requiring adjustments to these reserves in future periods. It is possible that changes in our assumptions or future product recall issues could materially affect our financial position, results of operations or cash flows.
Legal and Other Contingencies
We are involved from time to time in various legal proceedings and claims, including commercial or contractual disputes, product liability claims, government investigations, product warranties and environmental and other matters, that arise in the normal course of business. We routinely assess the likelihood of any adverse judgments or outcomes related to these matters, as well as ranges of probable losses, by consulting with internal personnel involved with such matters as well as with outside legal counsel handling such matters. We have accrued for estimated losses for those matters where we believe that the likelihood of a loss has occurred, is probable and the amount of the loss is reasonably estimable. The determination of the amount of such reserves is based on knowledge and experience with regard to past and current matters and consultation with internal personnel involved with such matters and with outside legal counsel handling such matters. The amount of such reserves may change in the future due to new developments or changes in circumstances. The inherent uncertainty related to the outcome of these matters can result in amounts materially different from any provisions made with respect to their resolution.
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
Pensions
We use actuarial estimates and related actuarial methods to calculate our obligation and expense. We are required to select certain actuarial assumptions, which are determined based on current market conditions, historical information and consultation with and input from our actuaries and asset managers. Refer to Note 12. Pension Benefits to the audited consolidated financial statements included herein for additional details. The key factors which impact our estimates are (1) discount rates; (2) asset return assumptions; and (3) actuarial assumptions such as retirement age and mortality which are determined as of the current year measurement date. We review our actuarial assumptions on an annual basis and make modifications to the assumptions based on current rates and trends when appropriate. Experience gains and losses, as well as the effects of changes in actuarial assumptions and plan provisions are recognized in other comprehensive income. Cumulative actuarial gains and losses in excess of 10% of the projected benefit obligation (“PBO”) for a particular plan are amortized over the average future service period of the employees in that plan.

The principal assumptions used to determine the pension expense and the actuarial value of the projected benefit obligation for the U.S. and non-U.S. pension plans were:
Assumptions used to determine benefit obligations at December 31:

	Pension Benefits
	U.S. Plans		Non-U.S. Plans
	2014	2013	2014	2013
Weighted-average discount rate	2.50%	3.00%	3.67%	4.58%
Weighted-average rate of increase in compensation levels	N/A	N/A	3.65%	3.85%
Assumptions used to determine net expense for years ended December 31:

	Pension Benefits
	U.S. Plans			Non-U.S. Plans
	2014	2013	2012	2014	2013	2012
Weighted-average discount rate	3.00%	2.40%	3.30%	4.58%	4.41%	5.24%
Weighted-average rate of increase in compensation levels	N/A	N/A	N/A	3.85%	3.50%	3.66%
Weighted-average expected long-term rate of return on plan assets	N/A	N/A	N/A	6.35%	6.44%	6.43%
We select discount rates by analyzing the results of matching each plan’s projected benefit obligations with a portfolio of high-quality fixed income investments rated AA- or higher by Standard and Poor’s.
Delphi does not have any U.S. pension assets; therefore no U.S. asset rate of return calculation was necessary for 2014, 2013 or 2012. The primary funded non-U.S. plans are in the United Kingdom and Mexico. For the determination of 2014 expense, we assumed a long-term expected asset rate of return of approximately 6.25% and 7.50% for the United Kingdom and Mexico, respectively. We evaluated input from local actuaries and asset managers, including consideration of recent fund performance and historical returns, in developing the long-term rate of return assumptions. The assumptions for the United Kingdom and Mexico are primarily conservative long-term, prospective rates. To determine the expected return on plan assets, the market-related value of approximately 50% of our plan assets is actual fair value. The expected return on the remainder of our plan assets is determined by applying the expected long-term rate of return on assets to a calculated market-related value of these plan assets, which recognizes changes in the fair value of the plan assets in a systematic manner over five years.
Our pension expense for 2015 is determined at the December 31, 2014 measurement date. For purposes of analysis, the following table highlights the sensitivity of our pension obligations and expense to changes in key assumptions:

Change in Assumption	Impact on Pension Expense	Impact on PBO
25 basis point (“bp”) decrease in discount rate	+ $8 million	+ $102 million
25 bp increase in discount rate	- $6 million	- $95 million
25 bp decrease in long-term expected return on assets	+ $3 million	—
25 bp increase in long-term expected return on assets	- $3 million	—
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

Valuation of Long-Lived Assets, Intangible Assets and Investments in Affiliates and Expected Useful Lives
We monitor our long-lived and definite lived assets for impairment indicators on an ongoing basis based on projections of anticipated future cash flows, including future profitability assessments of various manufacturing sites when events and circumstances warrant such a review. If impairment indicators exist, we perform the required impairment analysis by comparing the undiscounted cash flows expected to be generated from the long-lived assets to the related net book values. If the net book value exceeds the undiscounted cash flows, an impairment loss is measured and recognized. An impairment loss is measured as the difference between the net book value and the fair value of the long-lived assets. Even if an impairment charge is not required, a reassessment of the useful lives over which depreciation or amortization is being recognized may be appropriate based on our assessment of the recoverability of these assets. We estimate cash flows and fair value using internal budgets based on recent sales data, independent automotive production volume estimates and customer commitments and review of appraisals. The key factors which impact our estimates are (1) future production estimates; (2) customer preferences and decisions; (3) product pricing; (4) manufacturing and material cost estimates; and (5) product life / business retention. Any differences in actual results from the estimates could result in fair values different from the estimated fair values, which could materially impact our future results of operations and financial condition. We believe that the projections of anticipated future cash flows and fair value assumptions are reasonable; however, changes in assumptions underlying these estimates could affect our valuations.
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
Inventories
Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or market, including direct material costs and direct and indirect manufacturing costs. Refer to Note 3. Inventories to the audited consolidated financial statements included herein. Obsolete inventory is identified based on analysis of inventory for known obsolescence issues, and, as of December 31, 2014, the market value of inventory on hand in excess of one year’s supply is generally fully-reserved.
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
As of December 31, 2014 and 2013, we were in a net derivative liability position of $104 million and $2 million, respectively, and there were no adjustments recorded for nonperformance risk based on the application of peer companies’ CDS rates and because Delphi’s exposures were to counterparties with investment grade credit ratings. Refer to Note 17. Derivatives and Hedging Activities to the audited consolidated financial statements included herein for more information.
Share-Based Compensation
The Delphi Automotive PLC Long Term Incentive Plan (“PLC LTIP”) allows for the grant of share-based awards for long-term compensation to the employees, directors, consultants and advisors of the Company (further discussed in Note 21. Share-Based Compensation to the audited consolidated financial statements included herein). Grants of restricted stock units (“RSUs”) to Delphi's executives were made under the PLC LTIP in 2012, 2013 and 2014 and are expected to be made annually. The RSU awards include a time-based vesting portion and a performance-based vesting portion. The performance-based vesting portion includes performance and market conditions in addition to service conditions. We determine the grant date fair value of the RSUs based on the closing price of the Company's ordinary shares on the date of the grant of the award and a contemporaneous valuation performed by an independent valuation specialist with respect to certain market conditions that impact the performance-based vesting portion of the RSUs. We recognize compensation expense based upon the grant date fair value of the awards applied to the Company's best estimate of ultimate performance against the respective targets on a straight-line basis over the requisite vesting period of the awards, adjusted for an estimate for forfeitures. The performance conditions require management to make assumptions regarding the likelihood of achieving certain performance goals. Changes in these performance assumptions, as well as differences in actual results from management's estimates, could result in estimated or actual fair values different from previously estimated fair values, which could materially impact the Company's future results of operations and financial condition.
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
Recently Issued Accounting Pronouncements
Refer to Note 2. Significant Accounting Policies to the audited consolidated financial statements included herein for a complete description of recent accounting standards which we have not yet been required to implement which may be applicable to our operations. Additionally the significant accounting standards that have been adopted during the year ended December 31, 2014 are described.
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
Currency Exchange Rate Risk
Currency exposures may impact future earnings and/or operating cash flows. In some instances, we choose to reduce our exposures through financial instruments (hedges) that provide offsets or limits to our exposures. Currently our most significant currency exposures relate to the Euro, Mexican Peso, Chinese Yuan (Renminbi), Polish Zloty, Turkish Lira and Brazilian Real. As of December 31, 2014 and December 31, 2013 the net fair value asset of all financial instruments, including hedges and underlying transactions, with exposure to currency risk was approximately $688 million and $859 million, respectively. The potential loss or gain in fair value for such financial instruments from a hypothetical 10% adverse or favorable change in quoted currency exchange rates would be approximately $175 million and $205 million at December 31, 2014 and 2013, respectively. The impact of a 10% change in rates on fair value differs from a 10% change in the net fair value asset due to the existence of hedges. The model assumes a parallel shift in currency exchange rates; however, currency exchange rates rarely move in the same direction. The assumption that currency exchange rates change in a parallel fashion may overstate the impact of changing currency exchange rates on assets and liabilities denominated in currencies other than the U.S. dollar.

Commodity Price Risk
Commodity swaps/average rate forward contracts are executed to offset a portion of our exposure to the potential change in prices mainly for various non-ferrous metals used in the manufacturing of automotive components. The net fair value of our contracts was a liability of approximately $27 million and approximately $8 million at December 31, 2014 and 2013, respectively. If the price of the commodities that are being hedged by our commodity swaps/average rate forward contracts changed adversely or favorably by 10%, the fair value of our commodity swaps/average rate forward contracts would decrease or increase by $35 million and $33 million at December 31, 2014 and 2013, respectively. A 10% change in the net fair value liability differs from a 10% change in rates on fair value due to the relative differences between the underlying commodity prices and the prices in place in our commodity swaps/average rate forward contracts. These amounts exclude the offsetting impact of the price risk inherent in the physical purchase of the underlying commodities.
Interest Rate Risk
Our exposure to market risk associated with changes in interest rates relates primarily to our debt obligations. As of December 31, 2014, we had approximately $400 million of floating rate debt principally related to the Credit Agreement. The Credit Agreement carries an interest rate, at our option, of either (a) the ABR plus 0.25% per annum, or (b) LIBOR plus 1.00% per annum.
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
The table below indicates interest rate sensitivity on interest expense to floating rate debt based on amounts outstanding as of December 31, 2014.

Tranche A Term Loan
Change in Rate	(impact to annual interest expense, in millions)
25 bps decrease	- $1
25 bps increase	+$1

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Delphi Automotive PLC:

We have audited the accompanying consolidated balance sheets of Delphi Automotive PLC as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedule included in Item 15(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Delphi Automotive PLC at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Delphi Automotive PLC's internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 9, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Detroit, Michigan
February 9, 2015

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Delphi Automotive PLC:

We have audited Delphi Automotive PLC's internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Delphi Automotive PLC's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, Delphi Automotive PLC maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Delphi Automotive PLC as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2014 and our report dated February 9, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Detroit, Michigan
February 9, 2015

DELPHI AUTOMOTIVE PLC
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2014	2013	2012
	(in millions, except per share amounts)
Net sales	$17,023	$16,463	$15,519
Operating expenses:
Cost of sales	13,850	13,567	12,861
Selling, general and administrative	1,081	963	927
Amortization	101	104	84
Restructuring (Note 10)	144	145	171
Total operating expenses	15,176	14,779	14,043
Operating income	1,847	1,684	1,476
Interest expense	(135)	(143)	(136)
Other (expense) income, net (Note 19)	(7)	(18)	5
Income before income taxes and equity income	1,705	1,523	1,345
Income tax expense	(282)	(256)	(212)
Income before equity income	1,423	1,267	1,133
Equity income, net of tax	17	34	27
Net income	1,440	1,301	1,160
Net income attributable to noncontrolling interest	89	89	83
Net income attributable to Delphi	$1,351	$1,212	$1,077
Basic net income per share:
Basic net income per share attributable to Delphi	$4.50	$3.90	$3.34
Weighted average number of basic shares outstanding	300.27	310.82	322.94
Diluted net income per share:
Diluted net income per share attributable to Delphi	$4.48	$3.89	$3.33
Weighted average number of diluted shares outstanding	301.89	311.80	323.29

Cash dividends declared per share	$1.00	$0.68	$—

See notes to consolidated financial statements.

DELPHI AUTOMOTIVE PLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2014	2013	2012
	(in millions)
Net income	$1,440	$1,301	$1,160
Other comprehensive (loss) income:
Currency translation adjustments	(325)	49	60
Net change in unrecognized (loss) gain on derivative instruments, net of tax (Note 17)	(80)	(12)	59
Employee benefit plans adjustment, net of tax (Note 12)	(108)	(33)	(171)
Other comprehensive (loss) income	(513)	4	(52)
Comprehensive income	927	1,305	1,108
Comprehensive income attributable to noncontrolling interests	80	93	85
Comprehensive income attributable to Delphi	$847	$1,212	$1,023

See notes to consolidated financial statements.

DELPHI AUTOMOTIVE PLC
CONSOLIDATED BALANCE SHEETS

	December 31,
	2014	2013
	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$904	$1,389
Restricted cash	1	4
Accounts receivable, net	2,628	2,662
Inventories (Note 3)	1,104	1,093
Other current assets (Note 4)	587	604
Total current assets	5,224	5,752
Long-term assets:
Property, net (Note 6)	3,343	3,216
Investments in affiliates	228	234
Intangible assets, net (Note 7)	746	723
Goodwill (Note 7)	656	496
Other long-term assets (Note 4)	549	626
Total long-term assets	5,522	5,295
Total assets	$10,746	$11,047
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt (Note 11)	$34	$61
Accounts payable	2,581	2,595
Accrued liabilities (Note 8)	1,274	1,238
Total current liabilities	3,889	3,894
Long-term liabilities:
Long-term debt (Note 11)	2,417	2,351
Pension benefit obligations	1,011	959
Other long-term liabilities (Note 8)	416	409
Total long-term liabilities	3,844	3,719
Total liabilities	7,733	7,613
Commitments and contingencies (Note 13)
Shareholders’ equity:
Preferred shares, $0.01 par value per share, 50,000,000 shares authorized, none issued and outstanding	—	—
Ordinary shares, $0.01 par value per share, 1,200,000,000 shares authorized, 291,619,411 and 306,389,149 issued and outstanding as of December 31, 2014 and December 31, 2013, respectively	3	3
Additional paid-in-capital	1,700	1,699
Retained earnings	1,548	1,446
Accumulated other comprehensive loss	(741)	(237)
Total Delphi shareholders’ equity	2,510	2,911
Noncontrolling interest	503	523
Total shareholders’ equity	3,013	3,434
Total liabilities and shareholders’ equity	$10,746	$11,047

See notes to consolidated financial statements.

DELPHI AUTOMOTIVE PLC
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2014	2013	2012
	(in millions)
Cash flows from operating activities:
Net income	$1,440	$1,301	$1,160
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	486	436	402
Amortization	101	104	84
Amortization of deferred debt issuance costs	9	11	17
Restructuring expense, net of cash paid	(25)	(25)	62
Deferred income taxes	(6)	(50)	(63)
Pension and other postretirement benefit expenses	89	82	67
Income from equity method investments, net of dividends received	(7)	(4)	(1)
Loss on extinguishment of debt	34	39	1
Gain on sale of assets	—	(16)	(3)
Share-based compensation	76	47	21
Changes in operating assets and liabilities:
Accounts receivable, net	48	(237)	198
Inventories	9	(27)	49
Other assets	66	(36)	(125)
Accounts payable	(3)	254	(153)
Accrued and other long-term liabilities	(40)	47	(198)
Other, net	(32)	(67)	29
Pension contributions	(110)	(109)	(69)
Net cash provided by operating activities	2,135	1,750	1,478
Cash flows from investing activities:
Capital expenditures	(855)	(682)	(705)
Proceeds from sale of property / investments	16	33	20
Cost of business and technology acquisitions, net of cash acquired	(350)	(10)	(980)
Decrease in restricted cash	3	4	1
Repayment of loans to related parties	—	—	14
Acquisition of minority held shares	—	—	(16)
Dividends from equity method investments in excess of earnings	—	—	37
Other, net	—	—	(2)
Net cash used in investing activities	(1,186)	(655)	(1,631)
Cash flows from financing activities:
Net proceeds (repayments) under other short- and long-term debt agreements	7	(80)	(8)
Repayments under long-term debt agreements	(164)	(1,353)	(5)
Repayment of senior notes	(526)	—	—
Proceeds from issuance of senior secured term loans, net of issuance costs	—	560	358
Proceeds from issuance of senior notes, net of issuance costs	691	788	—
Dividend payments of consolidated affiliates to minority shareholders	(73)	(55)	(47)
Repurchase of ordinary shares	(1,024)	(457)	(403)
Distribution of cash dividends	(301)	(211)	—
Taxes withheld and paid on employees' restricted share awards	(8)	(14)	—
Net cash used in financing activities	(1,398)	(822)	(105)
Effect of exchange rate fluctuations on cash and cash equivalents	(36)	11	—
(Decrease) increase in cash and cash equivalents	(485)	284	(258)
Cash and cash equivalents at beginning of the year	1,389	1,105	1,363
Cash and cash equivalents at end of the year	$904	$1,389	$1,105

See notes to consolidated financial statements.

DELPHI AUTOMOTIVE PLC
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

	Ordinary Shares
	Number of Shares	Amount	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Delphi Shareholders’ Equity	Noncontrolling Interest	Total Shareholders’ Equity
	(in millions)
Balance at December 31, 2011	328	$3	$1,758	$110	$(183)	$1,688	$483	$2,171
Net income	—	—	—	1,077	—	1,077	83	1,160
Other comprehensive loss	—	—	—	—	(54)	(54)	2	(52)
Dividend payments of consolidated affiliates to minority shareholders	—	—	—	—	—	—	(66)	(66)
Acquisition of minority interest	—	—	—	—	—	—	(17)	(17)
VCP payout	—	—	16	—	—	16	—	16
Repurchase of ordinary shares	(13)	—	(72)	(331)	—	(403)	—	(403)
Share based compensation	—	—	21	—	—	21	—	21
Balance at December 31, 2012	315	$3	$1,723	$856	$(237)	$2,345	$485	$2,830
Net income	—	—	—	1,212	—	1,212	89	1,301
Other comprehensive income	—	—	—	—	—	—	4	4
Dividends on ordinary shares	—	—	3	(214)	—	(211)	—	(211)
Dividend payments of consolidated affiliates to minority shareholders	—	—	—	—	—	—	(77)	(77)
Taxes withheld on employees' restricted share award vestings	—	—	(3)	—	—	(3)	—	(3)
Repurchase of ordinary shares	(9)	—	(49)	(408)	—	(457)	—	(457)
Share based compensation	—	—	47	—	—	47	—	47
Assets purchased from non-controlling interests in excess of book value	—	—	(22)	—	—	(22)	22	—
Balance at December 31, 2013	306	$3	$1,699	$1,446	$(237)	$2,911	$523	$3,434
Net income	—	—	—	1,351	—	1,351	89	1,440
Other comprehensive loss	—	—	—	—	(504)	(504)	(9)	(513)
Dividends on ordinary shares	—	—	4	(305)	—	(301)	—	(301)
Dividend payments of consolidated affiliates to minority shareholders	—	—	—	—	—	—	(100)	(100)
Taxes withheld on employees' restricted share award vestings	—	—	(8)	—	—	(8)	—	(8)
Repurchase of ordinary shares	(15)	—	(80)	(944)	—	(1,024)	—	(1,024)
Share based compensation	—	—	76	—	—	76	—	76
Excess tax benefits on share based compensation	—	—	9	—	—	9	—	9
Balance at December 31, 2014	291	$3	$1,700	$1,548	$(741)	$2,510	$503	$3,013

See notes to consolidated financial statements.

DELPHI AUTOMOTIVE PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. GENERAL
General and basis of presentation—“Delphi,” the “Company,” “we,” “us” and “our” refer to Delphi Automotive PLC, a public limited company which was formed under the laws of Jersey on May 19, 2011, together with its subsidiaries, including Delphi Automotive LLP, a limited liability partnership incorporated under the laws of England and Wales which was formed on August 19, 2009 for the purpose of acquiring certain assets of the former Delphi Corporation, and became a subsidiary of Delphi Automotive PLC in connection with the completion of the Company’s initial public offering on November 22, 2011. The former Delphi Corporation (now known as DPH Holdings Corp. (“DPHH”)) and, as the context may require, its subsidiaries and affiliates, are also referred to herein as “Old Delphi.” The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).
Nature of operations—Delphi is a leading global vehicle components manufacturer and provides electrical and electronic, powertrain, safety and thermal technology solutions to the global automotive and commercial vehicle markets. Delphi is one of the largest vehicle component manufacturers, and its customers include all 25 of the largest automotive original equipment manufacturers (“OEMs”) in the world. Delphi operates 129 major manufacturing facilities and 15 major technical centers utilizing a regional service model that enables the Company to efficiently and effectively serve its global customers from low cost countries. Delphi has a presence in 33 countries and has over 20,000 scientists, engineers and technicians focused on developing market relevant product solutions for its customers. In line with the growth in emerging markets, Delphi has been increasing its focus on these markets, particularly in China, where the Company has a major manufacturing base and strong customer relationships.
Corporate history—In October 2005, Old Delphi and certain of its United States (“U.S.”) subsidiaries filed voluntary petitions for reorganization relief under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”). Old Delphi's non-U.S. subsidiaries, which were not included in the Chapter 11 Filings, continued their business operations without supervision from the Bankruptcy Court and were not subject to the requirements of the Bankruptcy Code. On August 19, 2009, Delphi Automotive LLP, a limited liability partnership organized under the laws of England and Wales, was formed for the purpose of acquiring certain assets and subsidiaries of Old Delphi (“the Acquisition”), and on October 6, 2009 (the “Acquisition Date”) Delphi Automotive LLP acquired the major portion of the business of Old Delphi and issued membership interests to a group of investors consisting of lenders to Old Delphi, General Motors Company (“GM”) and the Pension Benefit Guaranty Corporation (the “PBGC”).
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
During the year ended December 31, 2014, Delphi received a dividend of $10 million from one of its equity method investments. During the year ended December 31, 2013, Delphi received dividends of $30 million from two of its equity method investments. The dividends were recognized as a reduction to the investment and represented a return on investment included in cash flows from operating activities.

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
Sales incentives and allowances are recognized as a reduction to revenue at the time of the related sale. In addition, from time to time, Delphi makes payments to customers in conjunction with ongoing and future business. These payments to customers are generally recognized as a reduction to revenue at the time of the commitment to make these payments.
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
Research and development—Costs are incurred in connection with research and development programs that are expected to contribute to future earnings. Such costs are charged against income as incurred. Total research and development expenses (including engineering) were approximately $1.3 billion, $1.3 billion and $1.2 billion for the years ended December 31, 2014, 2013 and 2012, respectively.
Cash and cash equivalents—Cash and cash equivalents are defined as short-term, highly liquid investments with original maturities of three months or less.
Marketable securities—Marketable securities with maturities of three months or less are classified as cash and cash equivalents for financial statement purposes. Available-for-sale securities are recorded in the consolidated financial statements at market value with changes in market value included in other comprehensive income (“OCI”). Delphi had no material available-for-sale securities as of December 31, 2014 and 2013, respectively. In the event debt or equity securities experience an other-than-temporary impairment in value, such impairment is recognized as a loss in the consolidated statement of operations.
Restricted cash—Restricted cash includes balances on deposit at financial institutions that have issued letters of credit in favor of Delphi.
Accounts receivable—Delphi enters into agreements to sell certain of its accounts receivable, primarily in Europe. Sales of receivables are accounted for in accordance with FASB Topic ASC 860, Transfers and Servicing ("ASC 860"). Agreements which result in true sales of the transferred receivables, as defined in ASC 860, which occur when receivables are transferred without recourse to the Company, are excluded from amounts reported in the consolidated balance sheets. Cash proceeds received from such sales are included in operating cash flows. Agreements that allow Delphi to maintain effective control over the transferred receivables and which do not qualify as a sale, as defined in ASC 860, are accounted for as secured borrowings and recorded in the consolidated balance sheets within Accounts receivable, net and Short-term debt. The expenses associated with receivables factoring are recorded in the consolidated statements of operations within Interest expense.
The Company exchanges certain amounts of accounts receivable, primarily in the Asia/Pacific region, for bank notes with original maturities greater than three months. The collection of such bank notes are included in operating cash flows based on the substance of the underlying transactions, which are operating in nature. Bank notes held by the Company with original maturities of three months or less are classified as Cash and cash equivalents within the consolidated balance sheet, and those with original maturities of greater than three months are classified as Notes receivable within Other current assets. The Company may hold such bank notes until maturity, exchange them with suppliers to settle liabilities, or sell them to third party financial institutions in exchange for cash.
The allowance for doubtful accounts is established based upon analysis of trade receivables for known collectability issues, the aging of the trade receivables at the end of each period and, generally, all accounts receivable balances greater than 90 days past due are fully reserved. As of December 31, 2014 and 2013, the allowance for doubtful accounts was $22 million and $18 million, respectively, and the provision for doubtful accounts was $11 million, $7 million, and $22 million for the years ended December 31, 2014, 2013 and 2012, respectively.
Inventories—As of December 31, 2014 and 2013, inventories are stated at the lower of cost, determined on a first-in, first-out basis, or market, including direct material costs and direct and indirect manufacturing costs. Refer to Note 3. Inventories for additional information. Obsolete inventory is identified based on analysis of inventory for known obsolescence issues, and, generally, the market value of inventory on hand in excess of one year’s supply is fully-reserved.
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
At December 31, 2014 and 2013, the special tools balance was $487 million and $442 million, respectively, included within property, net in the consolidated balance sheets. Special tools balances represent Delphi-owned tools, dies, jigs and other items used in the manufacture of customer components. Special tools also include unreimbursed pre-production tooling costs related to customer-owned tools for which the customer has provided a non-cancellable right to use the tool. Delphi-owned special tools balances are depreciated over the expected life of the special tool or the life of the related vehicle program, whichever is shorter. The unreimbursed costs incurred related to customer-owned special tools that are not subject to reimbursement are capitalized and depreciated over the expected life of the special tool or the life of the related vehicle program, whichever is shorter. Engineering, testing and other costs incurred in the design and development of production parts are expensed as incurred, unless the costs are reimbursable, as specified in a customer contract. As of December 31, 2014 and 2013, the Delphi-owned special tools balances were $391 million and $370 million, respectively, and the customer-owned special tools balances were $96 million and $72 million, respectively.
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
The impairment test involves first qualitatively assessing goodwill for impairment. If the qualitative assessment is not met we then perform a quantitative assessment by first comparing the fair value of each reporting unit to its carrying value, including goodwill. Fair value reflects the price a market participant would be willing to pay in a potential sale of the reporting unit. If the fair value exceeds carrying value, then we conclude that no goodwill impairment has occurred. If the carrying value of the reporting unit exceeds its fair value, a second step is required to measure possible goodwill impairment loss. The second step includes hypothetically valuing the tangible and intangible assets and liabilities of the reporting unit as if the reporting unit had been acquired in a business combination. Then, the implied fair value of the reporting unit's goodwill is compared to the carrying value of that goodwill. If the carrying value of the reporting unit's goodwill exceeds the implied fair value of the goodwill, we recognize an impairment loss in an amount equal to the excess, not to exceed the carrying value. Refer to Note 20. Acquisitions and Divestitures, for further information on the goodwill attributable to the Company's acquisitions in 2014 and of the Motorized Vehicles Division of FCI (“MVL”) in the fourth quarter of 2012.
Goodwill impairment—For each reporting unit, we determined that the fair value of the reporting unit remained substantially in excess of its carrying values. No goodwill impairments were recorded in 2014 or 2013. Refer to Note 7. Intangible Assets and Goodwill for further information.
Warranty and product recalls—Expected warranty costs for products sold are recognized at the time of sale of the product based on an estimate of the amount that eventually will be required to settle such obligations. These accruals are based on factors such as past experience, production changes, industry developments and various other considerations. Costs of product recalls, which may include the cost of the product being replaced as well as the customer’s cost of the recall, including labor to remove and replace the recalled part, are accrued as part of our warranty accrual at the time an obligation becomes probable and can be reasonably estimated. These estimates are adjusted from time to time based on facts and circumstances that impact the status of existing claims. Refer to Note 9. Warranty Obligations.
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
Foreign currency translation—Assets and liabilities of non-U.S. subsidiaries that use a currency other than U.S. dollars as their functional currency are translated to U.S. dollars at end-of-period currency exchange rates. The consolidated statements of operations of non-U.S. subsidiaries are translated to U.S. dollars at average-period currency exchange rates. The effect of translation for non-U.S. subsidiaries is generally reported in OCI. The effect of remeasurement of assets and liabilities of non-U.S. subsidiaries that use the U.S. dollar as their functional currency is primarily included in cost of sales. Also included in cost of sales are gains and losses arising from transactions denominated in a currency other than the functional currency of a particular entity. Net foreign currency transaction losses of $5 million, $16 million and $24 million were included in the consolidated statements of operations for the years ended December 31, 2014, 2013 and 2012, respectively.
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

Asset retirement obligations—Asset retirement obligations are recognized in accordance with FASB ASC 410, Asset Retirement and Environmental Obligations. Conditional retirement obligations have been identified primarily related to asbestos abatement at certain sites. To a lesser extent, conditional retirement obligations also exist at certain sites related to the removal of storage tanks and polychlorinated biphenyl disposal costs. Asset retirement obligations were $3 million and $3 million at December 31, 2014 and 2013, respectively.
Customer concentrations—As reflected in the table below, net sales to GM and VW, Delphi's two largest customers, totaled approximately 27%, 27% and 29% of our total net sales for the years ended December 31, 2014, 2013 and 2012, respectively.

	Percentage of Total Net Sales			Accounts and Other Receivables
	Year Ended December 31,			December 31, 2014	December 31, 2013
	2014	2013	2012
				(in millions)
GM	17%	17%	18%	$358	$377
VW	10%	10%	11%	203	199
Derivative financial instruments—All derivative instruments are required to be reported on the balance sheet at fair value unless the transactions qualify and are designated as normal purchases or sales. Changes in fair value are reported currently through earnings unless they meet hedge accounting criteria.
Exposure to fluctuations in currency exchange rates, interest rates and certain commodity prices are managed by entering into a variety of forward contracts and swaps with various counterparties. Such financial exposures are managed in accordance with the policies and procedures of Delphi. Delphi does not enter into derivative transactions for speculative or trading purposes. As part of the hedging program approval process, Delphi identifies the specific financial risk which the derivative transaction will minimize, the appropriate hedging instrument to be used to reduce the risk and the correlation between the financial risk and the hedging instrument. Purchase orders, sales contracts, letters of intent, capital planning forecasts and historical data are used as the basis for determining the anticipated values of the transactions to be hedged. Delphi does not enter into derivative transactions that do not have a high correlation with the underlying financial risk. Hedge positions, as well as the correlation between the transaction risks and the hedging instruments, are reviewed on an ongoing basis.
Foreign exchange forward contracts are accounted for as hedges of firm or forecasted foreign currency commitments to the extent they are designated and assessed as highly effective. All foreign exchange contracts are marked to market on a current basis. Commodity swaps are accounted for as hedges of firm or anticipated commodity purchase contracts to the extent they are designated and assessed as effective. All other commodity derivative contracts that are not designated as hedges are either marked to market on a current basis or are exempted from mark to market accounting as normal purchases. At December 31, 2014 and 2013, the exposure to movements in interest rates was not hedged with derivative instruments. Refer to Note 17. Derivatives and Hedging Activities for additional information.
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
Share-based compensation—Our share-based compensation arrangements consist of the Delphi Automotive PLC Long Term Incentive Plan (the “PLC LTIP”), and through December 31, 2012, the Value Creation Plan (the “VCP”), a long term incentive plan for key employees. In 2014, 2013 and 2012, grants of restricted stock units (“RSUs”) to Delphi's executives were made under the PLC LTIP. The RSU awards include a time-based vesting portion and a performance-based vesting portion. The performance-based vesting portion includes performance and market conditions in addition to service conditions. The grant date fair value of the RSUs is determined based on the closing price of the Company's ordinary shares on the date of the grant of the award, including an estimate for forfeitures, or a contemporaneous valuation performed by an independent valuation specialist with respect to awards with market conditions. Compensation expense is recognized based upon the grant date fair value of the awards applied to the Company's best estimate of ultimate performance against the respective targets on a straight-line basis over the requisite vesting period of the awards. The performance conditions require management to make assumptions regarding the likelihood of achieving certain performance goals. Changes in these performance assumptions, as well as differences in actual results from management's estimates, could result in estimated or actual fair values different from previously estimated fair values.

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
In April 2014, the FASB issued ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. This guidance limits discontinued operations reporting to disposals of components of an entity that represent strategic shifts that have a major effect on an entity’s operations and financial results. The amendments also require expanded disclosures for discontinued operations with more information about the assets, liabilities, revenues, and expenses of discontinued operations. The amendments also require an entity to disclose the pretax profit or loss attributable to a disposal of an individually significant component of an entity that does not qualify for discontinued operations reporting. The guidance is effective for disposals (or classifications as held for sale) occurring in fiscal years beginning after December 15, 2014 and should be applied prospectively. Early adoption is permitted. The adoption of this guidance is not expected to have a significant impact on Delphi's financial statements.
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

3. INVENTORIES
Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or market, including direct material costs and direct and indirect manufacturing costs. A summary of inventories is shown below:

	December 31, 2014	December 31, 2013
	(in millions)
Productive material	$622	$584
Work-in-process	117	142
Finished goods	365	367
Total	$1,104	$1,093

4. ASSETS
Other current assets consisted of the following:

	December 31, 2014	December 31, 2013
	(in millions)
Value added tax receivable	$192	$177
Deferred income taxes (Note 14)	182	133
Prepaid insurance and other expenses	60	59
Reimbursable engineering costs	60	76
Notes receivable	29	45
Income and other taxes receivable	35	57
Deposits to vendors	8	9
Derivative financial instruments (Note 17)	—	15
Other	21	33
Total	$587	$604
Other long-term assets consisted of the following:

	December 31, 2014	December 31, 2013
	(in millions)
Deferred income taxes (Note 14)	$249	$283
Debt issuance costs (Note 11)	42	43
Income and other taxes receivable	69	123
Reimbursable engineering costs	89	79
Value added tax receivable	33	29
Derivative financial instruments (Note 17)	—	5
Other	67	64
Total	$549	$626

5. INVESTMENTS IN AFFILIATES
As part of Delphi’s operations, it has investments in seven non-consolidated affiliates accounted for under the equity method of accounting. These affiliates are not publicly traded companies and are located primarily in South Korea, China and Mexico. Delphi’s ownership percentages vary generally from approximately 20% to 50%, with the most significant investments in Korea Delphi Automotive Systems Corporation (of which Delphi owns 50%), Delphi-TVS Diesel Systems Ltd (of which Delphi owns approximately 50%), and Promotora de Partes Electricas Automotrices, S.A. de C.V. (of which Delphi owns approximately 40%). The aggregate investment in non-consolidated affiliates was $228 million and $234 million at December 31, 2014 and 2013, respectively. Dividends of $10 million, $30 million and $63 million for the years ended December 31, 2014, 2013 and 2012, respectively, have been received from non-consolidated affiliates. No impairment charges were recorded for the years ended December 31, 2014, 2013 and 2012.
The following is a summary of the combined financial information of significant affiliates accounted for under the equity method as of December 31, 2014 and 2013 and for the years ended December 31, 2014, 2013 and 2012 (unaudited):

	December 31,
	2014	2013
	(in millions)
Current assets	$596	$608
Non-current assets	449	474
Total assets	$1,045	$1,082
Current liabilities	$375	$362
Non-current liabilities	209	257
Shareholders’ equity	461	463
Total liabilities and shareholders’ equity	$1,045	$1,082

	Year Ended December 31,
	2014	2013	2012
	(in millions)
Net sales	$1,674	$1,773	$1,737
Gross profit	229	237	184
Net income	27	63	43
A summary of transactions with affiliates is shown below:

	Year Ended December 31,
	2014	2013	2012
	(in millions)
Sales to affiliates	$61	$52	$74
Purchases from affiliates	115	113	112

6. PROPERTY, NET
Property, net consisted of:

	Estimated Useful Lives	December 31,
		2014	2013
	(Years)	(in millions)
Land	—	$153	$172
Land and leasehold improvements	3-20	115	100
Buildings	40	660	665
Machinery, equipment and tooling	3-20	3,630	3,311
Furniture and office equipment	3-10	263	214
Construction in progress	—	382	344
Total		5,203	4,806
Less: accumulated depreciation		(1,860)	(1,590)
Total property, net		$3,343	$3,216
For the year ended December 31, 2014, Delphi recorded asset impairment charges of $5 million in cost of sales and $2 million in selling, general and administrative expense related to declines in the fair values of certain fixed assets and capitalized software no longer being utilized. For the year ended December 31, 2013, Delphi did not incur impairment charges related to long-lived assets held for use. For the year ended December 31, 2012, Delphi recorded $15 million of impairment charges to cost of sales related to long-lived assets held for use in its Electronics and Safety segment in conjunction with a restructuring program implemented in that period.

7. INTANGIBLE ASSETS AND GOODWILL
The changes in the carrying amount of intangible assets and goodwill were as follows as of December 31, 2014 and 2013. See Note 20. Acquisitions and Divestitures for a further description of the acquisitions during the year ended December 31, 2014.

		As of December 31, 2014			As of December 31, 2013
	Estimated Useful Lives	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Years)	(in millions)			(in millions)
Amortized intangible assets:
Patents and developed technology	6-15	$681	$259	$422	$671	$201	$470
Customer relationships	4-14	396	145	251	297	125	172
Trade names	5-20	99	26	73	102	21	81
Total		1,176	430	746	1,070	347	723
Unamortized intangible assets:
Goodwill	—	656	—	656	496	—	496
Total		$1,832	$430	$1,402	$1,566	$347	$1,219

Estimated amortization expense for the years ending December 31, 2015, 2016, 2017, 2018 and 2019 is presented below:

	Year Ending December 31,
	2015	2016	2017	2018	2019
	(in millions)
Estimated amortization expense	$104	$96	$93	$85	$71
A roll-forward of the gross carrying amounts of intangible assets for the years ended December 31, 2014 and 2013 is presented below.

	2014	2013
	(in millions)
Balance at January 1	$1,566	$1,519
Acquisitions	384	12
Foreign currency translation and other	(118)	35
Balance at December 31	$1,832	$1,566
A roll-forward of the accumulated amortization for the years ended December 31, 2014 and 2013 is presented below:

	2014	2013
	(in millions)
Balance at January 1	$347	$243
Amortization	101	104
Foreign currency translation and other	(18)	—
Balance at December 31	$430	$347
A roll-forward of the carrying amount of goodwill, by operating segment, for the years ended December 31, 2014 and 2013 is presented below:

	Electrical/Electronic Architecture	Powertrain Systems	Total
	(in millions)
Balance at January 1, 2013	$465	$8	$473
Foreign currency translation and other	22	1	23
Balance at December 31, 2013	$487	$9	$496
Acquisitions	223	—	223
Foreign currency translation and other	(62)	(1)	(63)
Balance at December 31, 2014	$648	$8	$656

8. LIABILITIES
Accrued liabilities consisted of the following:

	December 31, 2014	December 31, 2013
	(in millions)
Payroll-related obligations	$254	$269
Employee benefits, including current pension obligations	130	130
Income and other taxes payable	262	280
Warranty obligations (Note 9)	73	75
Restructuring (Note 10)	82	94
Customer deposits	35	38
Deferred income taxes (Note 14)	8	1
Derivative financial instruments (Note 17)	64	16
Accrued interest	30	24
Other	336	311
Total	$1,274	$1,238
Other long-term liabilities consisted of the following:

	December 31, 2014	December 31, 2013
	(in millions)
Environmental (Note 13)	$18	$18
Extended disability benefits	11	9
Warranty obligations (Note 9)	82	94
Restructuring (Note 10)	17	45
Payroll-related obligations	10	12
Accrued income taxes	29	34
Deferred income taxes (Note 14)	167	151
Derivative financial instruments (Note 17)	40	6
Other	42	40
Total	$416	$409

9. WARRANTY OBLIGATIONS
Expected warranty costs for products sold are recognized principally at the time of sale of the product based on an estimate of the amount that will eventually be required to settle such obligations. These accruals are based on factors such as past experience, production changes, industry developments and various other considerations. The estimated costs related to product recalls based on a formal campaign soliciting return of that product are accrued at the time an obligation becomes probable and can be reasonably estimated. These estimates are adjusted from time to time based on facts and circumstances that impact the status of existing claims. Delphi has recognized its best estimate for its total aggregate warranty reserves, including product recall costs, across all of its operating segments as of December 31, 2014. The estimated reasonably possible amount to ultimately resolve all matters are not materially different from the recorded reserves as of December 31, 2014.

The table below summarizes the activity in the product warranty liability for the years ended December 31, 2014 and 2013:

	Year Ended December 31,
	2014	2013
	(in millions)
Accrual balance at beginning of year	$169	$166
Provision for estimated warranties incurred during the year	59	68
Provision for changes in estimate for pre-existing warranties	(4)	(4)
Settlements made during the year (in cash or in kind)	(61)	(68)
Foreign currency translation and other	(8)	7
Accrual balance at end of year	$155	$169

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
As part of Delphi's continued efforts to optimize its cost structure, it has undertaken several restructuring programs which include workforce reductions as well as plant closures. The Company recorded employee-related and other restructuring charges related to these programs totaling approximately $144 million during the year ended December 31, 2014. These charges were primarily related to Delphi's on-going restructuring programs focused on aligning our manufacturing capacity and footprint with the current automotive production levels in Europe and South America. These charges also include the recognition of approximately $35 million of employee-related and other costs related to the initiation of a workforce reduction at a European manufacturing site within the Powertrain Systems segment.
During the years ended December 31, 2013 and December 31, 2012, Delphi recorded employee related and other restructuring charges totaling $145 million and $171 million, respectively, which were primarily related to European restructuring programs, as well as to programs resulting from the integration of MVL, which was acquired in the third quarter of 2012.
Restructuring charges for employee separation and termination benefits are paid either over the severance period or in a lump sum in accordance with either statutory requirements or individual agreements. Delphi incurred cash expenditures for these restructuring actions of approximately $169 million and $170 million in the years ended December 31, 2014 and December 31, 2013, respectively.
The following table summarizes the restructuring charges recorded for the years ended December 31, 2014, 2013 and 2012 by operating segment:

	Year Ended December 31,
	2014	2013	2012
	(in millions)
Electrical/Electronic Architecture	$56	$28	$49
Powertrain Systems	55	52	25
Electronics and Safety	28	56	89
Thermal Systems	5	9	8
Total	$144	$145	$171

The table below summarizes the activity in the restructuring liability for the years ended December 31, 2014 and 2013:

	Employee Termination Benefits Liability	Other Exit Costs Liability	Total
	(in millions)
Accrual balance at January 1, 2013	$157	$6	$163
Provision for estimated expenses incurred during the year	143	2	145
Payments made during the year	(166)	(4)	(170)
Foreign currency and other	1	—	1
Accrual balance at December 31, 2013	$135	$4	$139
Provision for estimated expenses incurred during the year	$143	$1	$144
Payments made during the year	(166)	(3)	(169)
Foreign currency and other	(15)	—	(15)
Accrual balance at December 31, 2014	$97	$2	$99

11. DEBT
The following is a summary of debt outstanding, net of discounts of approximately $2 million and $0 million related to the 2014 Senior Notes, defined below, as of December 31, 2014 and December 31, 2013:

	December 31,
	2014	2013
	(in millions)
Accounts receivable factoring	$—	$1
5.875%, senior notes, due 2019	—	500
6.125%, senior notes, due 2021	500	500
5.00%, senior notes, due 2023	800	800
4.15%, senior notes, due 2024	698	—
Tranche A Term Loan, due 2018	400	564
Capital leases and other	53	47
Total debt	2,451	2,412
Less: current portion	(34)	(61)
Long-term debt	$2,417	$2,351
The principal maturities of debt, at nominal value follows:

Debt and Capital Lease Obligations
(in millions)
2015	$34
2016	14
2017	1
2018	401
2019	1
Thereafter	2,002
Total	$2,453

Credit Agreement
In March 2011, in conjunction with the redemption of membership interests from Class A and Class C membership interest holders, Delphi Corporation (the "Issuer") entered into a credit agreement with JPMorgan Chase Bank, N.A., as lead arranger and administrative agent (the “Original Credit Agreement”), which provided for $3.0 billion in senior secured credit facilities consisting of term loans (as subsequently amended from time to time, the “Tranche A Term Loan” and the “Tranche B Term Loan,” respectively) and a revolving credit facility (as subsequently amended from time to time, the “Revolving Credit Facility”). The Original Credit Agreement was amended and restated on each of May 17, 2011 (the “May 2011 Credit Agreement”), September 14, 2012 (the “2012 Credit Agreement”) and March 1, 2013 (the Original Credit Agreement and each amendment and restatement of the Original Credit Agreement are individually and collectively referred to herein as the “Credit Agreement”). The May 2011 Credit Agreement, which was entered into simultaneously with the issuance of senior unsecured notes in the amount of $1 billion (as more fully described below), reduced the total size of the senior secured credit facilities to $2.4 billion. Under the 2012 Credit Agreement, the Company increased the Revolving Credit Facility to $1.3 billion and the Tranche A Term Loan to $574 million and used the incremental proceeds to pay a portion of the cost of acquiring MVL. On March 1, 2013, following the unsecured note issuance in February 2013 (as more fully described below), the Tranche B Term Loan was fully repaid, the Tranche A Term Loan was increased to $575 million, the Revolving Credit Facility was increased to $1.5 billion, and the terms of the Tranche A Term Loan and the Revolving Credit Facility were extended to March 1, 2018. The March 31, 2013 amendments resulted in the recognition of a loss on debt extinguishment of $39 million during the year ended December 31, 2013. Approximately $14 million in issuance costs were paid in connection with the March 2013 amendment. In conjunction with an unsecured note issuance in March 2014 (as more fully described below), Delphi repaid a portion of its indebtedness on the Tranche A Term Loan, which resulted in the recognition of a loss on debt extinguishment related to this repayment of approximately $1 million during the year ended December 31, 2014.
Unamortized debt issuance costs associated with the Tranche A Term Loan and Revolving Credit Facility of $19 million are being amortized over the term of the Credit Agreement, as extended pursuant to the March 1, 2013 amendment. At December 31, 2014, the Revolving Credit Facility was undrawn and Delphi had approximately $12 million in letters of credit issued under the Credit Agreement. Letters of credit issued under the Credit Agreement reduce availability under the Revolving Credit Facility.
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

	December 31, 2014		December 31, 2013
	LIBOR plus	ABR plus	LIBOR plus	ABR plus
Revolving Credit Facility	1.00%	0.25%	1.25%	0.25%
Tranche A Term Loan	1.00%	0.25%	1.25%	0.25%
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
The interest rate period with respect to LIBOR interest rate options can be set at one-, two-, three- or six-months as selected by the Issuer in accordance with the terms of the Credit Agreement (or other period as may be agreed by the applicable lenders), but payable no less than quarterly. The Issuer may elect to change the selected interest rate in accordance with the provisions of the Credit Agreement. As of December 31, 2014, the Issuer selected the one-month LIBOR interest rate option, as detailed in the table below, and the amounts outstanding, and rates effective as of December 31, 2014 were based on Delphi’s current credit rating and the Applicable Rate for the Credit Agreement:

		Borrowings as of
		December 31, 2014	Rates effective as of
	LIBOR plus	(in millions)	December 31, 2014
Revolving Credit Facility	1.00%	$—	—%
Tranche A Term Loan	1.00%	400	1.1875%
The Issuer was obligated to make quarterly principal payments throughout the term of the Tranche A Term Loan according to the amortization schedule in the Credit Agreement. In conjunction with the partial repayment of the Tranche A

Term Loan during the year ended December 31, 2014, all principal payment obligations have been satisfied through March 1, 2018. Borrowings under the Credit Agreement are prepayable at the Issuer's option without premium or penalty. The Credit Agreement also contains certain mandatory prepayment provisions in the event the Company receives net cash proceeds from any asset sale or casualty event. No mandatory prepayments under these provisions have been made or are due through December 31, 2014.
The Credit Agreement contains certain covenants that limit, among other things, the Company’s (and the Company’s subsidiaries’) ability to incur additional indebtedness or liens, to dispose of assets, to make certain investments, to prepay certain indebtedness and to pay dividends, or to make other distributions or redemptions/repurchases, in respect of the Company’s equity interests. In addition, the Credit Agreement requires that the Company maintain a consolidated leverage ratio (the ratio of Consolidated Total Indebtedness to Consolidated EBITDA, each as defined in the Credit Agreement) of less than 2.75 to 1.0. The Credit Agreement also contains events of default customary for financings of this type. The Company was in compliance with the Credit Agreement covenants as of December 31, 2014. In the first quarter of 2014, the Company satisfied credit rating-related conditions to the suspension of many of the restrictive covenants and the mandatory prepayment provisions relating to asset sales and casualty events discussed above. Such covenants and prepayment obligations are required to be reinstated if the applicable credit rating criteria are no longer satisfied.
As of December 31, 2014, all obligations under the Credit Agreement are borrowed by Delphi Corporation and jointly and severally guaranteed by its direct and indirect parent companies, subject to certain exceptions set forth in the Credit Agreement.
Prior to the first quarter of 2014, certain of Delphi Automotive PLC's direct and indirect subsidiaries, which are directly or indirectly 100% owned by Delphi Automotive PLC, fully and unconditionally guaranteed all obligations under the Credit Agreement. In addition, all obligations under the Credit Agreement, including the guarantees of those obligations, were originally secured by certain assets of Delphi Corporation and the guarantors, including substantially all of the assets of Delphi Automotive PLC, and its U.S. subsidiaries, and certain assets of Delphi Corporation’s direct and indirect parent companies. All guarantees of Delphi Corporation's subsidiaries and all then-existing security interests were released during the first quarter of 2014 when the Company satisfied certain credit rating-related and other conditions under the terms of the Credit Agreement. Such security interests and subsidiary guarantees may be reinstated at the election of the lenders if the applicable credit rating criteria are no longer satisfied.
Senior Notes
On May 17, 2011, Delphi Corporation issued $500 million of 5.875% senior unsecured notes due 2019 (the "5.875% Senior Notes") and $500 million of 6.125% senior unsecured notes due 2021 (the "6.125% Senior Notes") (collectively, the “2011 Senior Notes”) in a transaction exempt from registration under Rule 144A and Regulation S of the Securities Act of 1933 (the “Securities Act”). Delphi paid approximately $23 million of debt issuance costs in connection with the 2011 Senior Notes. The net proceeds of approximately $1 billion as well as cash on hand were used to pay down amounts outstanding under the Original Credit Agreement. In May 2012, Delphi Corporation completed a registered exchange offer for all of the 2011 Senior Notes. No proceeds were received by Delphi Corporation as a result of the exchange. In March 2014, Delphi redeemed for cash the entire $500 million aggregate principal amount outstanding of the 5.875% Senior Notes. The redemption was financed by a portion of the proceeds received from the issuance of the 2014 Senior Notes, as defined below. As a result of the redemption of the 5.875% Senior Notes, Delphi recognized a loss on debt extinguishment of approximately $33 million during the year ended December 31, 2014.
Interest on the outstanding 2011 Senior Notes is payable semi-annually on May 15 and November 15 of each year to holders of record at the close of business on May 1 or November 1 immediately preceding the interest payment date.
The indenture governing the 2011 Senior Notes limits, among other things, Delphi’s (and Delphi’s subsidiaries’) ability to incur additional indebtedness or liens, dispose of assets, make certain restricted payments or investments, enter into transactions with affiliates or merge with or into other entities (although certain of those covenants are inapplicable for so long as the notes are rated investment grade). As of December 31, 2014, the Company was in compliance with the provisions of the New Senior Notes.
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
On March 3, 2014, Delphi Corporation issued $700 million in aggregate principal amount of 4.15% senior unsecured notes due 2024 (the "2014 Senior Notes") in a transaction registered under the Securities Act. The 2014 Senior Notes were priced at 99.649% of par, resulting in a yield to maturity of 4.193%. The proceeds were primarily utilized to redeem the

5.875% Senior Notes and to repay a portion of the Tranche A Term Loan. Delphi paid approximately $6 million of issuance costs in connection with the 2014 Senior Notes. Interest is payable semi-annually on March 15 and September 15 of each year to holders of record at the close of business on March 1 or September 1 immediately preceding the interest payment date.
Although the specific terms of each indenture governing each series of senior notes vary, the indentures contain certain restrictive covenants, including with respect to Delphi’s (and Delphi’s subsidiaries) ability to incur liens, enter into sale and leaseback transactions and merge with or into other entities. As of December 31, 2014, the Company was in compliance with the provisions of all series of the outstanding senior notes.
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
Other Financing
Receivable factoring—Various accounts receivable factoring facilities are maintained in Europe and are accounted for as short-term debt. These uncommitted factoring facilities are available through various financial institutions. In 2013 Delphi entered into a new accounts receivable factoring agreement in Europe to replace and consolidate current European factoring facilities. The new agreement is a €350 million committed facility with borrowings under the new program being subject to the availability of eligible accounts receivable. As of December 31, 2014 and December 31, 2013, $0 million and $1 million, respectively, were outstanding under these accounts receivable factoring facilities. Collateral is not generally required related to these trade accounts receivable. In addition, during the year ended December 31, 2014, one of the Company’s European subsidiaries factored, without recourse, receivables related to certain foreign research tax credits to a financial institution. This transaction was accounted for as a true sale of the receivables, and the Company therefore derecognized approximately $73 million from Other current assets in the consolidated balance sheet as of December 31, 2014. Expenses of approximately $2 million incurred in conjunction with this transaction were recorded to Interest expense during the year ended December 31, 2014.
Capital leases and other—As of December 31, 2014 and December 31, 2013, approximately $53 million and approximately $47 million, respectively, of other debt issued by certain non-U.S. subsidiaries and capital lease obligations were outstanding.
Interest—Cash paid for interest related to amounts outstanding totaled $119 million, $118 million and $119 million for the years ended December 31, 2014, 2013 and 2012, respectively.

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
Delphi sponsors a Supplemental Executive Retirement Program (“SERP”) for those employees who were U.S. executives of DPHH prior to September 30, 2008 and were still U.S. executives of Delphi on October 7, 2009, the effective date of the program. This program is unfunded. Executives receive benefits over 5 years after an involuntary or voluntary separation from Delphi. The SERP is closed to new members.

Funded Status
The amounts shown below reflect the change in the U.S. defined benefit pension obligations during 2014 and 2013.

	Year Ended December 31,
	2014	2013
	(in millions)
Benefit obligation at beginning of year	$69	$80
Interest cost	2	2
Actuarial loss (gain)	2	(2)
Benefits paid	(13)	(11)
Benefit obligation at end of year	60	69
Change in plan assets:
Fair value of plan assets at beginning of year	—	—
Delphi contributions	13	11
Benefits paid	(13)	(11)
Fair value of plan assets at end of year	—	—
Underfunded status	(60)	(69)
Amounts recognized in the consolidated balance sheets consist of:
Current liabilities	(9)	(12)
Non-current liabilities	(51)	(57)
Total	(60)	(69)
Amounts recognized in accumulated other comprehensive income consist of (pre-tax):
Actuarial loss	13	11
Total	$13	$11

The amounts shown below reflect the change in the non-U.S. defined benefit pension obligations during 2014 and 2013.

	Year Ended December 31,
	2014	2013
	(in millions)
Benefit obligation at beginning of year	$2,105	$1,972
Service cost	57	53
Interest cost	94	85
Actuarial loss	255	39
Benefits paid	(100)	(86)
Impact of curtailments	2	(5)
Exchange rate movements and other	(175)	47
Benefit obligation at end of year	2,238	2,105
Change in plan assets:
Fair value of plan assets at beginning of year	1,199	1,109
Actual return on plan assets	156	56
Delphi contributions	97	98
Benefits paid	(100)	(86)
Exchange rate movements and other	(88)	22
Fair value of plan assets at end of year	1,264	1,199
Underfunded status	(974)	(906)
Amounts recognized in the consolidated balance sheets consist of:
Current liabilities	(19)	(14)
Non-current liabilities	(955)	(892)
Total	(974)	(906)
Amounts recognized in accumulated other comprehensive income consist of (pre-tax):
Actuarial loss	409	278
Prior service cost	—	1
Total	$409	$279
The projected benefit obligation (“PBO”), accumulated benefit obligation (“ABO”), and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets and with plan assets in excess of accumulated benefit obligations are as follows:

	U.S. Plans		Non-U.S. Plans
	2014	2013	2014	2013
	(in millions) Plans with ABO in Excess of Plan Assets
PBO	$60	$69	$2,092	$1,956
ABO	60	69	1,870	1,749
Fair value of plan assets at end of year	—	—	1,133	1,052
	Plans with Plan Assets in Excess of ABO
PBO	$—	$—	$146	$149
ABO	—	—	98	100
Fair value of plan assets at end of year	—	—	131	147
	Total
PBO	$60	$69	$2,238	$2,105
ABO	60	69	1,968	1,849
Fair value of plan assets at end of year	—	—	1,264	1,199

Benefit costs presented below were determined based on actuarial methods and included the following:

	U.S. Plans
	Year Ended December 31,
	2014	2013	2012
	(in millions)
Interest cost	$2	$2	$3
Net periodic benefit cost	$2	$2	$3

	Non-U.S. Plans
	Year Ended December 31,
	2014	2013	2012
	(in millions)
Service cost	$57	$53	$44
Interest cost	94	85	84
Expected return on plan assets	(77)	(70)	(65)
Settlement loss	3	2	—
Curtailment loss	2	—	—
Amortization of actuarial losses	8	7	—
Other	—	1	1
Net periodic benefit cost	$87	$78	$64
Other postretirement benefit obligations were approximately $5 million and $7 million at December 31, 2014 and 2013, respectively.
Experience gains and losses, as well as the effects of changes in actuarial assumptions and plan provisions are recognized in other comprehensive income. Cumulative gains and losses in excess of 10% of the PBO for a particular plan are amortized over the average future service period of the employees in that plan. The estimated actuarial loss for the defined benefit pension plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost in 2015 is $20 million.
The principal assumptions used to determine the pension expense and the actuarial value of the projected benefit obligation for the U.S. and non-U.S. pension plans were:
Assumptions used to determine benefit obligations at December 31:

	Pension Benefits
	U.S. Plans		Non-U.S. Plans
	2014	2013	2014	2013
Weighted-average discount rate	2.50%	3.00%	3.67%	4.58%
Weighted-average rate of increase in compensation levels	N/A	N/A	3.65%	3.85%
Assumptions used to determine net expense for years ended December 31:

	Pension Benefits
	U.S. Plans			Non-U.S. Plans
	2014	2013	2012	2014	2013	2012
Weighted-average discount rate	3.00%	2.40%	3.30%	4.58%	4.41%	5.24%
Weighted-average rate of increase in compensation levels	N/A	N/A	N/A	3.85%	3.50%	3.66%
Weighted-average expected long-term rate of return on plan assets	N/A	N/A	N/A	6.35%	6.44%	6.43%
Delphi selects discount rates by analyzing the results of matching each plan’s projected benefit obligations with a portfolio of high-quality fixed income investments rated AA-or higher by Standard and Poor’s.

Delphi does not have any U.S. pension assets; therefore no U.S. asset rate of return calculation was necessary. The primary funded non-U.S. plans are in the U.K. and Mexico. For the determination of 2014 expense, Delphi assumed a long-term expected asset rate of return of approximately 6.25% and 7.50% for the U.K. and Mexico, respectively. Delphi evaluated input from local actuaries and asset managers, including consideration of recent fund performance and historical returns, in developing the long-term rate of return assumptions. The assumptions for the U.K. and Mexico are primarily long-term, prospective rates. To determine the expected return on plan assets, the market-related value of approximately 50% of our plan assets is actual fair value. The expected return on the remainder of our plan assets is determined by applying the expected long-term rate of return on assets to a calculated market-related value of these plan assets, which recognizes changes in the fair value of the plan assets in a systematic manner over five years.
Delphi’s pension expense for 2015 is determined at the 2014 year end measurement date. For purposes of analysis, the following table highlights the sensitivity of the Company’s pension obligations and expense to changes in key assumptions:

Change in Assumption	Impact on Pension Expense	Impact on PBO
25 basis point (“bp”) decrease in discount rate	+ $8 million	+ $102 million
25 bp increase in discount rate	- $6 million	- $95 million
25 bp decrease in long-term expected return on assets	+ $3 million	—
25 bp increase in long-term expected return on assets	- $3 million	—
The above sensitivities reflect the effect of changing one assumption at a time. It should be noted that economic factors and conditions often affect multiple assumptions simultaneously and the effects of changes in key assumptions are not necessarily linear. The above sensitivities also assume no changes to the design of the pension plans and no major restructuring programs.
Pension Funding
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

	Projected Pension Benefit Payments
	U.S. Plans	Non-U.S. Plans
	(in millions)
2015	$9	$81
2016	10	72
2017	10	76
2018	9	81
2019	7	86
2020 – 2024	15	535
Delphi anticipates making pension contributions and benefit payments of approximately $90 million in 2015.
Delphi sponsors defined contribution plans for certain hourly and salaried employees. Expense related to the contributions for these plans was $55 million, $49 million, and $48 million for the years ended December 31, 2014, 2013 and 2012, respectively.
Plan Assets
Certain pension plans sponsored by Delphi invest in a diversified portfolio consisting of an array of asset classes that attempts to maximize returns while minimizing volatility. These asset classes include developed market equities, emerging market equities, private equity, global high quality and high yield fixed income, real estate and absolute return strategies.
The fair values of Delphi’s pension plan assets weighted-average asset allocations at December 31, 2014 and 2013, by asset category, are as follows:

	Fair Value Measurements at December 31, 2014
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Cash	$29	$29	$—	$—
Time deposits	8	—	8	—
Equity mutual funds	461	—	461	—
Bond mutual funds	265	—	265	—
Real estate trust funds	41	—	—	41
Hedge Funds	102	—	—	102
Insurance contracts	1	—	—	1
Debt securities	307	291	16	—
Equity securities	50	50	—	—
Total	$1,264	$370	$750	$144

	Fair Value Measurements at December 31, 2013
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Cash	$64	$64	$—	$—
Time deposits	7	—	7	—
Equity mutual funds	412	—	412	—
Bond mutual funds	271	—	271	—
Real estate trust funds	45	—	—	45
Hedge Funds	90	—	—	90
Insurance contracts	4	—	—	4
Debt securities	249	249	—	—
Equity securities	57	57	—	—
Total	$1,199	$370	$690	$139
Following is a description of the valuation methodologies used for pension assets measured at fair value.
Time deposits—The fair value of fixed-maturity certificates of deposit was estimated using the rates offered for deposits of similar remaining maturities.
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
Insurance contracts—The insurance contracts are invested in a fund with guaranteed minimum returns. The fair values of these contracts are based on the net asset value underlying the contracts.

Debt securities—The fair value of debt securities is determined by direct quoted market prices on regulated financial exchanges.
Equity securities—The fair value of equity securities is determined by direct quoted market prices on regulated financial exchanges.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Real Estate Trust Fund	Hedge Funds	Insurance Contracts
	(in millions)
Beginning balance at December 31, 2012	$42	$91	$3
Actual return on plan assets:
Relating to assets still held at the reporting date	2	4	—
Purchases, sales and settlements	1	(5)	1
Ending balance at December 31, 2013	$45	$90	$4
Actual return on plan assets:
Relating to assets still held at the reporting date	(5)	5	—
Purchases, sales and settlements	1	7	(3)
Ending balance at December 31, 2014	$41	$102	$1

13. COMMITMENTS AND CONTINGENCIES
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
GM Ignition Switch Recall
In the first quarter of 2014, GM, Delphi’s largest customer, initiated a product recall related to ignition switches. Delphi has received requests for information from, and is cooperating with, various government agencies related to this ignition switch recall. In addition, Delphi has been named as a co-defendant along with GM (and in certain cases other parties) in product liability and class action lawsuits related to this matter. During the second quarter of 2014, all of the class action cases were transferred to the United States District Court for the Southern District of New York (the “District Court”) for coordinated pretrial proceedings. Two consolidated amended class action complaints were filed in the District Court on October 14, 2014. Delphi was not named as a defendant in either complaint. Delphi believes the allegations contained in the product liability cases are without merit, and intends to vigorously defend against them. Although no assurances can be made as to the ultimate outcome of these or any other future claims, Delphi does not believe a loss is probable and, accordingly, no reserve has been made as of December 31, 2014.
Unsecured Creditors Litigation
Under the terms of the Fourth Amended and Restated Limited Liability Partnership Agreement of Delphi Automotive LLP (the “Fourth LLP Agreement”), if cumulative distributions to the members of Delphi Automotive LLP under certain provisions of the Fourth LLP Agreement exceed $7.2 billion, Delphi, as disbursing agent on behalf of DPHH, is required to pay to the holders of allowed general unsecured claims against Old Delphi, $32.50 for every $67.50 in excess of $7.2 billion distributed to the members, up to a maximum amount of $300 million. In December 2014, a complaint was filed in the Bankruptcy Court alleging that the redemption by Delphi Automotive LLP of the membership interests of GM and the PBGC, and the repurchase of shares and payment of dividends by Delphi Automotive PLC, constituted distributions under the terms of the Fourth LLP Agreement approximating $7.2 billion. Delphi considers cumulative distributions through December 31, 2014 to be substantially below the $7.2 billion threshold, and intends to vigorously contest the allegations set forth in the complaint. Accordingly, no accrual for this matter has been recorded as of December 31, 2014.

Brazil Matters
Delphi conducts significant business operations in Brazil that are subject to the Brazilian federal labor, social security, environmental, tax and customs laws, as well as a variety of state and local laws. While Delphi believes it complies with such laws, they are complex, subject to varying interpretations, and the Company is often engaged in litigation with government agencies regarding the application of these laws to particular circumstances. As of December 31, 2014, the majority of claims asserted against Delphi in Brazil relate to such litigation. The remaining claims in Brazil relate to commercial and labor litigation with private parties. As of December 31, 2014, claims totaling approximately $180 million (using December 31, 2014 foreign currency rates) have been asserted against Delphi in Brazil. As of December 31, 2014, the Company maintains accruals for these asserted claims of $32 million (using December 31, 2014 foreign currency rates). The amounts accrued represent claims that are deemed probable of loss and are reasonably estimable based on the Company’s analyses and assessment of the asserted claims and prior experience with similar matters. While the Company believes its accruals are adequate, the final amounts required to resolve these matters could differ materially from the Company’s recorded estimates and Delphi’s results of operations could be materially affected.
Environmental Matters
Delphi is subject to the requirements of U.S. federal, state, local and non-U.S. environmental and safety and health laws and regulations. As of December 31, 2014 and December 31, 2013, the undiscounted reserve for environmental investigation and remediation was approximately $21 million (of which $3 million was recorded in accrued liabilities and $18 million was recorded in other long-term liabilities) and $21 million (of which $3 million was recorded in accrued liabilities and $18 million was recorded in other long-term liabilities). Delphi cannot ensure that environmental requirements will not change or become more stringent over time or that its eventual environmental remediation costs and liabilities will not exceed the amount of its current reserves. In the event that such liabilities were to significantly exceed the amounts recorded, Delphi’s results of operations could be materially affected. At December 31, 2014, the difference between the recorded liabilities and the reasonably possible range of loss was not material.
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
Operating Leases
Rental expense totaled $112 million, $107 million and $99 million for the years ended December 31, 2014, 2013 and 2012, respectively. As of December 31, 2014, Delphi had minimum lease commitments under non-cancellable operating leases totaling $406 million, which become due as follows:

Minimum Future Operating Lease Commitments
(in millions)
2015	$101
2016	90
2017	69
2018	45
2019	51
Thereafter	50
Total	$406

14. INCOME TAXES
Income before income taxes and equity income for U.S. and non-U.S. operations are as follows:

	Year Ended December 31,
	2014	2013	2012
	(in millions)
U.S. income	$249	$233	$470
Non-U.S. income	1,456	1,290	875
Income before income taxes and equity income	$1,705	$1,523	$1,345
The provision (benefit) for income taxes is comprised of:

	Year Ended December 31,
	2014	2013	2012
	(in millions)
Current income tax expense:
U.S. federal	$55	$53	$71
Non-U.S.	223	247	199
U.S. state and local	10	6	5
Total current	288	306	275
Deferred income tax (benefit) expense, net:
U.S. federal	(37)	(28)	24
Non-U.S.	33	(21)	(88)
U.S. state and local	(2)	(1)	1
Total deferred	(6)	(50)	(63)
Total income tax provision	$282	$256	$212
The current income tax payable was reduced by $9 million, $1 million and $0 million in the years ended December 31, 2014, 2013 and 2012, respectively, for excess tax deductions attributable to stock-based compensation. The related income tax benefits are recorded as increases to additional paid-in capital.
Cash paid or withheld for income taxes was $287 million, $276 million and $280 million for the years ended December 31, 2014, 2013 and 2012, respectively.

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

	Year Ended December 31,
	2014	2013	2012
	(in millions)
Notional U.S. federal income taxes at statutory rate	$597	$533	$471
Income taxed at other rates	(292)	(281)	(200)
Change in valuation allowance	18	6	(29)
Other change in tax reserves	(4)	(13)	(13)
Withholding taxes	61	56	22
Tax credits	(92)	(58)	(13)
Change in tax law	—	15	6
Tax settlements	—	—	(26)
Other adjustments	(6)	(2)	(6)
Total income tax expense	$282	$256	$212
Effective tax rate	17%	17%	16%
The Company’s tax rate is affected by the tax rates in the jurisdictions in which the Company operates, the relative amount of income earned by jurisdiction, jurisdictions with a statutory tax rate less than the U.S. rate of 35% and the relative amount of losses or income for which no tax benefit or expense was recognized due to a valuation allowance. Included in the non-U.S. incomes taxes at other rates are tax incentives obtained in various non-U.S. countries, primarily the Hi-Tech Enterprise status in China, a Free Trade Zone exemption in Honduras and the Special Economic Zone exemption in Turkey of $71 million in 2014, $75 million in 2013, and $41 million in 2012, and tax benefit for income earned in jurisdictions where a valuation allowance has been recorded. The Company currently benefits from tax holidays in various non-U.S. jurisdictions with expiration dates from 2015 through 2023. The income tax benefits attributable to these tax holidays are approximately $28 million ($0.09 per share) in 2014, $23 million ($0.07 per share) in 2013 and $13 million ($0.04 per share) in 2012.
The effective tax rate in the year ended December 31, 2014 was impacted by favorable geographic income mix in 2014 as compared to 2013, primarily due to changes in the underlying operations of the business as well as tax planning initiatives, and the resulting favorable impact on foreign tax credits. These favorable impacts were offset by net increases resulting from changes in judgment related to deferred tax asset valuation allowances of $18 million in 2014.
The effective tax rate in the year ended December 31, 2013 was impacted by the enactment of the American Taxpayer Relief Act of 2012 on January 2, 2013, which retroactively reinstated expired tax provisions known as tax extenders including the research and development tax credit. The income tax accounting effect, including any retroactive effect, of a tax law change is accounted for in the period of enactment, which in this case was the first quarter of 2013. As a result, the effective tax rate for the year ended December 31, 2013 was impacted by a tax benefit of approximately $22 million related to the 2012 research and development credit in addition to the 2013 research and development credit. On July 17, 2013, the United Kingdom Finance Bill of 2013 became law as the Finance Act 2013 (the “U.K. Finance Act”). The U.K. Finance Act provides for a reduction to the corporate income tax rate from 23% to 21% effective April 1, 2014, with a further reduction to 20% effective April 1, 2015. The impact of this legislation was recorded as a discrete item during the third quarter of 2013, the period of enactment, and resulted in increased tax expense of approximately $12 million for the year ended December 31, 2013 due to the resultant impact on the net deferred tax asset balances. Additionally, the effective tax rate in the year ended December 31, 2013 was impacted by a reduction in tax reserves of $13 million, partially offset by an increase in withholding taxes due to overall increased earnings and full year inclusion of MVL activity in 2013.
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

	December 31,
	2014	2013
	(in millions)
Deferred tax assets:
Pension	$215	$208
Employee benefits	26	28
Net operating loss carryforwards	719	614
Warranty and other liabilities	127	125
Other	151	126
Total gross deferred tax assets	1,238	1,101
Less: valuation allowances	(747)	(642)
Total deferred tax assets (1)	$491	$459
Deferred tax liabilities:
Fixed assets	$11	$39
Tax on unremitted profits of certain foreign subsidiaries	74	59
Intangibles	150	97
Total gross deferred tax liabilities	235	195
Net deferred tax assets	$256	$264

(1)	Reflects gross amount before jurisdictional netting of deferred tax assets and liabilities.
Net current and non-current deferred tax assets and liabilities are included in the consolidated balance sheets as follows:

	December 31,
	2014	2013
	(in millions)
Current assets	$182	$133
Current liabilities	(8)	(1)
Long-term assets	249	283
Long-term liabilities	(167)	(151)
Total deferred tax asset	$256	$264
The net deferred tax assets of $256 million as of December 31, 2014 are primarily comprised of deferred tax asset amounts in the U.K., Germany, and China.
Net Operating Loss and Tax Credit Carryforwards
As of December 31, 2014, the Company has gross deferred tax assets of approximately $719 million for non-U.S. net operating loss (“NOL”) carryforwards with recorded valuation allowances of $635 million. These NOL’s are available to offset future taxable income and realization is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards. The NOL’s primarily relate to France, Luxembourg, and Spain. The NOL carryforwards have expiration dates ranging from one year to an indefinite period. The NOL carryforwards available for use on tax returns are $723 million as of December 31, 2014, which include approximately $4 million related to windfall tax benefits attributable to stock-based compensation for which a benefit would be recorded in additional paid-in capital if and when realized.
Deferred tax assets include $40 million and $31 million of tax credit carryforwards with recorded valuation allowances of $27 million and $25 million at December 31, 2014 and 2013, respectively. These tax credit carryforwards expire in 2015 through 2024.

Cumulative Undistributed Foreign Earnings
No income taxes have been provided on indefinitely reinvested earnings of certain foreign subsidiaries aggregating $250 million at December 31, 2014. The amount of the unrecognized deferred income tax liability with respect to such earnings is $58 million.
Withholding taxes of $74 million have been accrued on undistributed earnings that are not indefinitely reinvested and are primarily related to China, South Korea, Honduras, and Morocco. There are no other material liabilities for income taxes on the undistributed earnings of foreign subsidiaries, as the Company has concluded that such earnings are either indefinitely reinvested or should not give rise to additional income tax liabilities as a result of the distribution of such earnings.
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
A reconciliation of the gross change in the unrecognized tax benefits balance, excluding interest and penalties is as follows:

	Year Ended December 31,
	2014	2013	2012
	(in millions)
Balance at beginning of year	$61	$74	$99
Liabilities assumed in acquisition	—	—	2
Additions related to current year	11	—	3
Additions related to prior years	—	16	10
Reductions related to prior years	(7)	(25)	(40)
Reductions due to expirations of statute of limitations	(6)	(4)	—
Settlements	(2)	—	—
Balance at end of year	$57	$61	$74
A portion of the Company's unrecognized tax benefits would, if recognized, reduce its effective tax rate. The remaining unrecognized tax benefits relate to tax positions for which only the timing of the benefit is uncertain. Recognition of these tax benefits would reduce the Company’s effective tax rate only through a reduction of accrued interest and penalties. As of December 31, 2014 and 2013, the amounts of unrecognized tax benefit that would reduce the Company’s effective tax rate were $32 million and $42 million, respectively. In addition, $25 million and $22 million for 2014 and 2013, respectively, would be offset by the write-off of a related deferred tax asset, if recognized.
The Company recognizes interest and penalties relating to unrecognized tax benefits as part of income tax expense. Total accrued liabilities for interest and penalties were $12 million and $15 million at December 31, 2014 and 2013, respectively. Total interest and penalties recognized as part of income tax expense was a $3 million benefit, a $3 million benefit and a $3 million expense for the years ended December 31, 2014, 2013 and 2012, respectively.
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
If these entities are treated as domestic corporations for U.S. federal income tax purposes, the Company will be subject to U.S. federal income tax on its worldwide taxable income, including distributions, as well as deemed income inclusions from some of its non-U.S. subsidiaries. This could have a material adverse impact on our income tax liability in the future. However, the Company may also benefit from deducting certain expenses that are currently not deducted in the U.S. As a U.S. company, any dividends we pay to non-U.S. shareholders could also be subject to U.S. federal income tax withholding at a rate of 30% (unless reduced or eliminated by an income tax treaty), and it is possible that tax may be withheld on such dividends in certain circumstances even before a final determination has been made with respect to the Company's U.S. income tax status. In addition, we could be liable for the failure by Delphi Automotive LLP to withhold U.S. federal income taxes on distributions to its non-U.S. members for periods beginning on or after the Acquisition Date. If we are unsuccessful in contesting the IRS’s assertion, we expect any unfavorable final outcome to adversely impact our tax position, most significantly in future periods, by increasing our effective tax rate to approximately 20% to 22%. For the year ended December 31, 2014, our effective tax rate was 17%. Although the outcome currently remains uncertain, the Company continues to maintain its position that neither Delphi Automotive LLP nor Delphi Automotive PLC should be treated as a domestic corporation for U.S. tax purposes. Accordingly, no adjustment for this matter has been recorded as of December 31, 2014.

15. SHAREHOLDERS’ EQUITY AND NET INCOME PER SHARE
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
Weighted Average Shares
The following table illustrates net income per share attributable to Delphi and the weighted average shares outstanding used in calculating basic and diluted income per share:

	Year Ended December 31,
	2014	2013	2012
	(in millions, except per share data)
Numerator:
Net income attributable to Delphi	$1,351	$1,212	$1,077
Denominator:
Weighted average ordinary shares outstanding, basic	300.27	310.82	322.94
Dilutive shares related to RSUs	1.62	0.98	0.35
Weighted average ordinary shares outstanding, including dilutive shares	301.89	311.80	323.29
Net income per share attributable to Delphi:
Basic	$4.50	$3.90	$3.34
Diluted	$4.48	$3.89	$3.33
Anti-dilutive securities share impact	—	—	3.15
Share Repurchase Program
In January 2012, the Board of Directors authorized a share repurchase program of up to $300 million of ordinary shares, which was fully satisfied in September 2012. Subsequently, in September 2012, the Board of Directors authorized a share repurchase program of up to $750 million of ordinary shares, which was fully satisfied in April 2014. In January 2014, the Board of Directors authorized a share repurchase program of up to $1 billion of ordinary shares. This share repurchase program provides for share repurchases in the open market or in privately negotiated transactions, depending on share price, market conditions and other factors, as determined by the Company. This program commenced following the completion of the Company's September 2012 share repurchase program in April 2014.
A summary of the ordinary shares repurchased during the years ended December 31, 2014, 2013 and 2012 is as follows:

	Year Ended December 31,
	2014	2013	2012
Total number of shares repurchased	15,041,713	9,106,434	13,421,742
Average price paid per share	$68.05	$50.14	$30.02
Total (in millions)	$1,024	$457	$403
As of December 31, 2014, approximately $166 million of share repurchases remained available under the January 2014 share repurchase program. During the period from January 1, 2015 to February 5, 2015, the Company repurchased an additional $104 million worth of shares pursuant to a trading plan with set trading instructions established by the Company. As a result, approximately $62 million of share repurchases remain available under the January 2014 share repurchase program. All repurchased shares were retired, and are reflected as a reduction of ordinary share capital for the par value of the shares, with the excess applied as reductions to additional paid-in-capital and retained earnings.

New Share Repurchase Program
In January of 2015, the Board of Directors authorized a new share repurchase program of up to $1.5 billion of ordinary shares. This share repurchase program provides for share purchases in the open market or in privately negotiated transactions, depending on share price, market conditions and other factors, as determined by the Company. This program will commence following the completion of the January 2014 share repurchase program described above.
Dividends
On February 26, 2013, the Board of Directors approved the initiation of dividend payments on the Company's ordinary shares and declared a regular quarterly cash dividend. In January 2014, the Board of Directors increased the annual dividend rate from $0.68 to $1.00 per ordinary share. The Company declared and paid cash dividends per common share during the periods presented as follows:

	Dividend	Amount
	Per Share	(in millions)
2014:
Fourth quarter	$0.25	$73
Third quarter	0.25	75
Second quarter	0.25	76
First quarter	0.25	77
Total	$1.00	$301
2013:
Fourth quarter	$0.17	$52
Third quarter	0.17	53
Second quarter	0.17	53
First quarter	0.17	53
Total	$0.68	$211
In addition, in January 2015, the Board of Directors declared a regular quarterly cash dividend of $0.25 per ordinary share, payable on February 27, 2015 to shareholders of record at the close of business on February 18, 2015.
Other
Prior to the completion of the initial public offering on November 22, 2011, net income and other changes to membership interests were allocated to the respective outstanding classes based on the cumulative distribution provisions of the Fourth Amended and Restated Limited Liability Partnership Agreement of Delphi Automotive LLP (the “Fourth LLP Agreement”).
Under the terms of the Fourth LLP Agreement, if cumulative distributions to the members of Delphi Automotive LLP under certain provisions of the Fourth LLP Agreement exceed $7.2 billion, Delphi, as disbursing agent on behalf of DPHH, is required to pay to the holders of allowed general unsecured claims against Old Delphi, $32.50 for every $67.50 in excess of $7.2 billion distributed to the members, up to a maximum amount of $300 million. This contingency is not considered probable of occurring as of December 31, 2014 and accordingly, no reserve has been recorded. Refer to Note 13. Commitments and Contingencies for additional information.

16. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The changes in accumulated other comprehensive income (loss) attributable to Delphi (net of tax) are shown below.

	Year Ended December 31,
	2014	2013	2012
	(in millions)
Foreign currency translation adjustments:
Balance at beginning of year	$(17)	$(62)	$(120)
Aggregate adjustment for the year	(316)	45	58
Balance at end of year	(333)	(17)	(62)

Gains (losses) on derivatives:
Balance at beginning of year	$2	$14	$(45)
Other comprehensive income before reclassifications (net tax effect of $32 million, $0 million and $33 million)	(92)	(14)	57
Reclassification to income (net tax effect of $1 million, $5 million and $0 million)	12	2	2
Balance at end of year	(78)	2	14

Pension and postretirement plans:
Balance at beginning of year	$(222)	$(189)	$(18)
Other comprehensive income before reclassifications (net tax effect of $24 million, $7 million and $57 million)	(117)	(40)	(171)
Reclassification to income (net tax effect of $2 million, $2 million and $0 million)	9	7	—
Balance at end of year	(330)	(222)	(189)

Accumulated other comprehensive (loss) income, end of year	$(741)	$(237)	$(237)

Reclassifications from accumulated other comprehensive income to income for the years ended December 31, 2014 and December 31, 2013 were as follows:

Reclassification out of Accumulated Other Comprehensive Income
Details about Accumulated Other Comprehensive Income Components	Year Ended December 31, 2014	Year Ended December 31, 2013	Affected Line Item in the Statement of Operations
	(in millions)
Gains (losses) on derivatives:
Commodity derivatives	$(17)	$(22)	Cost of sales
Foreign currency derivatives	4	23	Cost of sales
Foreign currency derivatives	—	2	Other income
	(13)	3	Income before income taxes
	1	(5)	Income tax expense
	(12)	(2)	Net income
	—	—	Net income attributable to noncontrolling interest
	$(12)	$(2)	Net income attributable to Delphi

Pension and postretirement plans:
Actuarial gains/(losses)	$(11)	$(9)	(1)
	(11)	(9)	Income before income taxes
	2	2	Income tax expense
	(9)	(7)	Net income
	—	—	Net income attributable to noncontrolling interest
	$(9)	$(7)	Net income attributable to Delphi

Total reclassifications for the year	$(21)	$(9)

(1)	These accumulated other comprehensive loss components are included in the computation of net periodic pension cost (see Note 12. Pension Benefits for additional details).

17. DERIVATIVES AND HEDGING ACTIVITIES
Delphi is exposed to market risk, such as fluctuations in foreign currency exchange rates, commodity prices and changes in interest rates, which may result in cash flow risks. To manage the volatility relating to these exposures, Delphi aggregates the exposures on a consolidated basis to take advantage of natural offsets. For exposures that are not offset within its operations, Delphi enters into various derivative transactions pursuant to its risk management policies, which prohibit holding or issuing derivative financial instruments for speculative purposes, and designation of derivative instruments is performed on a transaction basis to support hedge accounting. The changes in fair value of these hedging instruments are offset in part or in whole by corresponding changes in the fair value or cash flows of the underlying exposures being hedged. Delphi assesses the initial and ongoing effectiveness of its hedging relationships in accordance with its documented policy. As of December 31, 2014, Delphi has entered into derivative instruments to hedge cash flows extending out to March 2017.
As of December 31, 2014, the Company had the following outstanding notional amounts related to commodity and foreign currency forward contracts that were entered into to hedge forecasted exposures:

Commodity	Quantity Hedged	Unit of Measure	Notional Amount (Approximate USD Equivalent)
	(in thousands)		(in millions)
Copper	111,607	pounds	$325
Primary aluminum	22,730	pounds	20

Foreign Currency	Quantity Hedged	Unit of Measure	Notional Amount (Approximate USD Equivalent)
	(in millions)
Mexican Peso	13,235	MXN	$900
Polish Zloty	380	PLN	110
New Turkish Lira	220	TRY	95
Chinese Yuan Renminbi	469	CNY	75
Hungarian Forint	18,429	HUF	70
Brazilian Real	122	BRL	45
The Company had additional commodity and foreign currency forward contracts that individually amounted to less than $10 million. Additionally, during the year ended December 31, 2014, Delphi entered into and settled treasury rate lock agreements which were designated as cash flow hedges in anticipation of issuing the 2014 Senior Notes, as further discussed in Note 11. Debt. The impacts of these agreements and the related amount of hedge ineffectiveness were not material.
The fair value of derivative financial instruments recorded in the consolidated balance sheets as of December 31, 2014 and December 31, 2013 are as follows:

	Asset Derivatives		Liability Derivatives		Net Amounts of Assets and Liabilities Presented in the Balance Sheet
	Balance Sheet Location	December 31, 2014	Balance Sheet Location	December 31, 2014	December 31, 2014
	(in millions)
Designated derivatives instruments:
Commodity derivatives	Other current assets	$—	Accrued liabilities	$19
Foreign currency derivatives*	Accrued liabilities	3	Accrued liabilities	48	(45)
Commodity derivatives	Other long-term assets	—	Other long-term liabilities	8
Foreign currency derivatives*	Other long-term liabilities	2	Other long-term liabilities	34	(32)
Total		$5		$109
Derivatives not designated:
Foreign currency derivatives*	Accrued liabilities	$1	Accrued liabilities	$1	—
Total		$1		$1

	Asset Derivatives		Liability Derivatives		Net Amounts of Assets and Liabilities Presented in the Balance Sheet
	Balance Sheet Location	December 31, 2013	Balance Sheet Location	December 31, 2013	December 31, 2013
	(in millions)
Designated derivatives instruments:
Commodity derivatives	Other current assets	$2	Accrued liabilities	$9
Foreign currency derivatives*	Other current assets	16	Other current assets	3	13
Foreign currency derivatives*	Accrued liabilities	3	Accrued liabilities	10	(7)
Commodity derivatives	Other long-term assets	1	Other long-term liabilities	2
Foreign currency derivatives*	Other long-term assets	5	Other long-term assets	1	4
Foreign currency derivatives*	Other long-term liabilities	2	Other long-term liabilities	6	(4)
Total		$29		$31
Derivatives not designated:
Foreign currency derivatives*	Other current assets	$3	Other current assets	$3	—
Total		$3		$3
 * Derivative instruments within this category are subject to master netting arrangements and are presented on a net basis in the consolidated balance sheets in accordance with accounting guidance related to the offsetting of amounts related to certain contracts.
The fair value of Delphi’s derivative financial instruments was in a net liability position as of both December 31, 2014 and December 31, 2013.
The pre-tax effect of derivative financial instruments in the consolidated statement of operations and consolidated statement of comprehensive income for the year ended December 31, 2014 is as follows:

Year Ended December 31, 2014	Loss Recognized in OCI (Effective Portion)	(Loss) Gain Reclassified from OCI into Income (Effective Portion)	Gain Recognized in Income (Ineffective Portion Excluded from Effectiveness Testing)
	(in millions)
Designated derivatives instruments:
Commodity derivatives	$(38)	$(17)	$—
Foreign currency derivatives	(86)	4	1
Total	$(124)	$(13)	$1

Gain Recognized in Income
(in millions)
Derivatives not designated:
Commodity derivatives	$—
Foreign currency derivatives (1)	21
Total	$21
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
The gain or loss reclassified from OCI into income for the effective portion of designated derivative instruments and the gain or loss recognized in income for the ineffective portion of designated derivative instruments excluded from effectiveness testing were recorded to other income, net and cost of goods sold in the consolidated statements of operations for the years ended December 31, 2014 and 2013. The gain or loss recognized in income for non-designated derivative instruments was recorded in other income, net and cost of goods sold for the years ended December 31, 2014 and 2013.
Gains and losses on derivatives qualifying as cash flow hedges are recorded in OCI, to the extent that hedges are effective, until the underlying transactions are recognized in earnings. Unrealized amounts in accumulated OCI will fluctuate based on changes in the fair value of hedge derivative contracts at each reporting period. Losses included in accumulated OCI as of December 31, 2014 were $106 million ($78 million, net of tax). Of this total, approximately $68 million is expected to be included in cost of sales within the next 12 months and $38 million is expected to be included in cost of sales in subsequent periods. Cash flow hedges are discontinued when Delphi determines it is no longer probable that the originally forecasted transactions will occur. The amount included in cost of sales related to hedge ineffectiveness was insignificant for the years ended December 31, 2014 and 2013, respectively.
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
As of December 31, 2014 and December 31, 2013, Delphi was in a net derivative liability position of $104 million and $2 million, respectively, and no significant adjustments were recorded for nonperformance risk based on the application of peer companies’ CDS rates and because Delphi’s exposures were to counterparties with investment grade credit ratings.
As described in Note 20. Acquisitions and Divestitures, as of December 31, 2014, additional contingent consideration may be earned as a result of Delphi's acquisition agreement for Antaya. The measurement of the liability for this contingent consideration is based on significant inputs that are not observable in the market, and is therefore classified as a Level 3 measurement in accordance with ASU Topic 820-10-35. Examples of utilized unobservable inputs are estimated future earnings of Antaya and applicable discount rates. The estimate of the liability may fluctuate if there are changes in the forecast of Antaya's future earnings or as a result of actual earnings levels achieved. The liability was classified within Other long-term liabilities in the consolidated balance sheet at December 31, 2014. Any changes in the fair value of this liability will be recognized within Other income (expense) in the consolidated statement of operations.
As of December 31, 2014 and December 31, 2013, Delphi had the following assets measured at fair value on a recurring basis:

	Total	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
	(in millions)
As of December 31, 2014
Commodity derivatives	$—	$—	$—	$—
Foreign currency derivatives	—	—	—	—
Total	$—	$—	$—	$—
As of December 31, 2013
Commodity derivatives	$3	$—	$3	$—
Foreign currency derivatives	17	—	17	—
Total	$20	$—	$20	$—
As of December 31, 2014 and December 31, 2013, Delphi had the following liabilities measured at fair value on a recurring basis:

	Total	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
	(in millions)
As of December 31, 2014
Commodity derivatives	$27	$—	$27	$—
Foreign currency derivatives	77	—	77	—
Contingent consideration	11	—	—	$11
Total	$115	$—	$104	$11
As of December 31, 2013
Commodity derivatives	$11	$—	$11	$—
Foreign currency derivatives	11	—	11	—
Total	$22	$—	$22	$—

The changes in the contingent consideration liability classified as a Level 3 measurement were as follows:

Year Ended December 31,
2014
(in millions)
Beginning of year	$—
Additions	11
Payments	—
Measurement adjustments	—
End of year	$11
Financial Instruments
Delphi’s non-derivative financial instruments include cash and cash equivalents, accounts and notes receivable, accounts payable, as well as debt, which consists of its accounts receivable factoring arrangements, capital leases and other debt issued by Delphi’s non-U.S. subsidiaries, the Tranche A Term Loan, the outstanding 2011 Senior Notes, the 2013 Senior Notes and the 2014 Senior Notes. The fair value of debt is based on quoted market prices for instruments with public market data or significant other observable inputs for instruments without a quoted public market price (Level 2). As of December 31, 2014 and December 31, 2013, total debt was recorded at $2,451 million and $2,412 million, respectively, and had estimated fair values of $2,567 million and $2,519 million, respectively. For all other financial instruments recorded at December 31, 2014 and December 31, 2013, fair value approximates book value.
Fair Value Measurements on a Nonrecurring Basis
In addition to items that are measured at fair value on a recurring basis, Delphi also has items in its balance sheet that are measured at fair value on a nonrecurring basis. As these items are not measured at fair value on a recurring basis, they are not included in the tables above. Nonfinancial assets and liabilities that are measured at fair value on a nonrecurring basis include long-lived assets, intangible assets, asset retirement obligations, share-based compensation and liabilities for exit or disposal activities measured at fair value upon initial recognition. During the year ended December 31, 2014, Delphi recorded non-cash asset impairment charges of $5 million in cost of sales and $2 million in selling, general and administrative expense related to declines in the fair values of certain fixed assets and for capitalized software no longer being utilized. No significant impairment charges were recorded during the year ended December 31, 2013, and non-cash asset impairment charges of $15 million were recognized in cost of sales during the year ended December 31, 2012 related to long-lived assets held for use in conjunction with a European restructuring program implemented in that period. Fair value of long-lived assets is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved and a review of appraisals. As such, Delphi has determined that the fair value measurements of long-lived assets fall in Level 3 of the fair value hierarchy.

19. OTHER INCOME, NET
Other income, net included:

	Year Ended December 31,
	2014	2013	2012
	(in millions)
Interest income	$10	$14	$17
Loss on extinguishment of debt	(34)	(39)	(1)
Costs associated with acquisitions	(6)	—	(13)
Gain on insurance recovery	14	—	—
Other, net	9	7	2
Other (expense) income, net	$(7)	$(18)	$5
As further discussed in Note 11. Debt, during the year ended December 31, 2014, Delphi redeemed for cash the entire aggregate principal amount outstanding of the 5.875% Senior Notes and repaid a portion of its indebtedness on the Tranche A Term Loan, resulting in a loss on extinguishment of debt of approximately $34 million. Additionally, during the year ended December 31, 2014, Delphi incurred approximately $6 million in transaction costs related to its 2014 acquisitions, which are further discussed in Note 20. Acquisitions and Divestitures. Delphi also reached a final settlement with its insurance carrier related to a business interruption insurance claim, and received proceeds from this settlement of approximately $14 million, net of related costs and expenses.
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

20. ACQUISITIONS AND DIVESTITURES
Acquisition of Antaya Technologies Corporation
On October 31, 2014, the Company acquired 100% of the share capital of Antaya Technologies Corporation (“Antaya”), a leading manufacturer of on-glass connectors to the global automotive industry for an estimated transaction value of approximately $151 million. Antaya has a global footprint with locations in Asia, Europe and North America. The Company paid $140 million at closing, with an additional cash payment of up to $40 million due upon the achievement of certain financial performance metrics over a 3-year period ending October 31, 2017. The range of the undiscounted amounts the Company could be required to pay for this earn-out payment is between $0 and $40 million. The Company determined the fair value of the liability for the contingent consideration based on a probability-weighted discounted cash flow analysis using a rate that reflects the uncertainty surrounding the expected outcomes, which the Company believes is appropriate and representative of market participant assumptions. Any future changes to the fair value of the contingent consideration will be determined each period and recorded to Other income (expense) in the consolidated statement of operations. As of the closing date of the acquisition, the contingent consideration was assigned a preliminary fair value of approximately $11 million, and was classified within Other long-term liabilities in the consolidated balance sheet at December 31, 2014. The results of operations of Antaya have been included in the accompanying consolidated statements of operations from the date of acquisition within the Electrical/Electronic Architecture segment.
The acquisition was accounted for as a business combination, with the total purchase price allocated on a preliminary basis using information available, in the fourth quarter of 2014. The preliminary purchase price and related allocation to the acquired net assets of Antaya based on their estimated fair values is shown below (in millions):
Assets acquired and liabilities assumed

Purchase price, cash consideration	$140
Purchase price, fair value of contingent consideration	11
Total purchase price	$151

Definite-lived intangible assets	$75
Other assets purchased and liabilities assumed, net	(17)
Identifiable net assets acquired	58
Goodwill resulting from purchase	93
Total purchase price allocation	$151
Intangible assets include amounts recognized for the fair value of customer-based and technology-related assets, and will be amortized over their useful lives of approximately 14 years. The fair value of these assets was generally estimated utilizing income and market approaches. The Company acquired Antaya utilizing cash on hand.
The purchase price and related allocation could be revised as a result of adjustments made to the purchase price, additional information obtained regarding liabilities assumed, including, but not limited to, contingent liabilities and certain tax attributes.
The pro forma effects of this acquisition would not materially impact the Company's reported results for any period presented, and as a result no pro forma financial statements were presented.
Acquisition of Unwired Holdings, Inc.
On October 1, 2014, Delphi acquired 100% of the equity interests of Unwired Holdings, Inc., ("Unwired"), a media connectivity module supplier to the global automotive industry, for $190 million, net of approximately $19 million for acquired cash, excess net working capital and certain tax benefits, which are subject to certain post-closing adjustments. The results of operations of Unwired have been included in the accompanying consolidated statements of operations from the date of acquisition within the Electrical/Electronic Architecture segment.
The acquisition was accounted for as a business combination, with the total purchase price allocated on a preliminary basis using information available, in the fourth quarter of 2014. The preliminary purchase price and related allocation to the acquired net assets of Unwired based on their estimated fair values is shown below (in millions):
Assets acquired and liabilities assumed

Purchase price, cash consideration	$190
Purchase price, acquired cash, excess net working capital and certain tax benefits	19
Total purchase price	$209

Definite-lived intangible assets	$63
Other assets purchased and liabilities assumed, net	20
Identifiable net assets acquired	83
Goodwill resulting from purchase	126
Total purchase price allocation	$209
The acquired other intangible assets include both developed technology and customer relationships, and will be amortized over their estimated useful lives of approximately 10 years. The fair value of these assets was generally estimated utilizing income and market approaches. The Company acquired Unwired utilizing cash on hand.
The purchase price and related allocation could be revised as a result of adjustments made to the purchase price, additional information obtained regarding liabilities assumed, including, but not limited to, contingent liabilities and certain tax attributes.
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
Other
During the year ended December 31, 2013, Delphi executed an asset purchase agreement to acquire certain assets, consisting primarily of machinery and equipment at fair value, from Delphi Packard Electric Systems Co., Ltd., a majority-owned joint venture, for approximately $174 million. Delphi previously had effective control of the joint venture and consolidated its results. The acquisition was accounted for as a common control transaction at carrying amounts, with the excess of the consideration paid over the carrying value of the assets acquired attributable to the non-controlling interest of the joint venture recorded as a decrease in the additional paid-in capital of the Company.
During the year ended December 31, 2013, Delphi sold a European manufacturing facility that was closed as a result of its overall restructuring program, and received proceeds of approximately $20 million and recognized a gain on the disposal of approximately $11 million in cost of sales.

21. SHARE-BASED COMPENSATION
Long Term Incentive Plan
In November 2011, the PLC LTIP was established, which allowed for the grant of awards of up to 22,977,116 ordinary shares for long-term compensation. As of December 31, 2014, there were 18.9 million ordinary shares available for grant under the PLC LTIP. The PLC LTIP is designed to align the interests of management and shareholders. The awards can be in the form of shares, options, stock appreciation rights, restricted stock, RSUs, performance awards, and other share-based awards to the employees, directors, consultants and advisors of the Company. In 2012, 2013 and 2014, the Company awarded annual long-term grants of RSUs under the PLC LTIP to align management compensation with Delphi's overall business strategy. The Company has competitive and market appropriate share holding requirements. All of the RSUs granted under the PLC LTIP are eligible to receive dividend equivalents for any dividend paid from the grant date through the vesting date. Dividend equivalents are generally paid out in ordinary shares upon vesting of the underlying RSUs.
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

On April 25, 2013 Delphi granted 37,674 RSUs to the Board of Directors at a grant date fair value of approximately $2 million. The grant date fair value was determined based on the closing price of the Company's ordinary shares on April 25, 2013. The RSUs vested on April 2, 2014, the day before the 2014 annual meeting of shareholders.
On April 3, 2014, Delphi granted 24,144 RSUs to the Board of Directors at a grant date fair value of approximately $2 million. The grant date fair value was determined based on the closing price of the Company's ordinary shares on April 3, 2014.
The RSUs will vest on April 22, 2015, the day before the 2015 annual meeting of shareholders.
In February 2012, Delphi granted approximately 1.88 million RSUs to its executives. These awards include a time-based vesting portion and a performance-based vesting portion. The time-based RSUs, which make up 25% of the awards for Delphi’s officers and 50% for Delphi’s other executives, will vest ratably over three years beginning on the first anniversary of the grant date. The performance-based RSUs, which make up 75% of the awards for Delphi’s officers and 50% for Delphi’s other executives, vested at the completion of a three-year performance period at the end of 2014.
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

The grant date fair value of the RSUs was determined based on the closing price of the Company’s ordinary shares on the date of the grant of the award, including an estimate for forfeitures, and a contemporaneous valuation performed by an independent valuation specialist with respect to the relative total shareholder return awards. Based on the target number of awards issued for the February 2014, 2013 and 2012 grants, the fair value at grant date was estimated to be approximately $53 million, $60 million and $59 million, respectively.

A summary of activity, including award grants, vesting and forfeitures is provided below:

	RSUs	Weighted Average Grant Date Fair Value
	(in thousands)
Nonvested, January 1, 2012	51	$19.90
Granted	1,953	31.08
Vested	(51)	19.90
Forfeited	(54)	30.81
Nonvested, January 1, 2013	1,899	31.09
Granted	1,526	41.72
Vested	(285)	29.26
Forfeited	(222)	34.55
Nonvested, December 31, 2013	2,918	36.55
Granted	1,278	57.27
Vested	(1,736)	33.14
Forfeited	(186)	41.69
Nonvested, December 31, 2014	2,274	50.38
As of December 31, 2014, there were approximately 1,331 thousand performance-based RSUs, with a weighted average grant date fair value of $32.42, that were vested but not yet distributed.
Delphi recognized compensation expense of $76 million ($58 million, net of tax), $46 million ($35 million, net of tax) and $20 million ($15 million net of tax) based on the Company’s best estimate of ultimate performance against the respective targets during the years ended December 31, 2014, 2013 and 2012, respectively. Delphi will continue to recognize compensation expense, based on the grant date fair value of the awards applied to the Company’s best estimate of ultimate performance against the respective targets, over the requisite vesting periods of the awards. Based on the grant date fair value of the awards and the Company’s best estimate of ultimate performance against the respective targets as of December 31, 2014, unrecognized compensation expense on a pretax basis of approximately $69 million is anticipated to be recognized over a weighted average period of approximately 2 years. For the years ended December 31, 2014, 2013 and 2012, respectively, approximately $8 million, $3 million, and $0 million of cash was paid and reflected as a financing activity in the statements of cash flows related to the minimum statutory tax withholding for vested RSUs.
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
Approximately $200 million of the VCP awards were settled in cash during the year ended December 31, 2012 and approximately $31 million (including $11 million of taxes to be paid) that remained in accrued liabilities as of December 31, 2012 related to certain legal entities was paid out in the first quarter of 2013. Final settlement of the awards for Delphi's officers was comprised of a combination of cash and ordinary shares. On December 31, 2012, 717,230 ordinary shares were issued to Delphi's officers, of which 290,798 ordinary shares were withheld to cover U.S. withholding taxes. For the years ended December 31, 2014, 2013 and 2012, respectively, approximately $0 million, $11 million and $0 million of cash was paid and reflected as a financing activity in the statements of cash flows related to the minimum statutory tax withholding for the vested ordinary shares. Delphi recognized compensation expense based on estimates of the enterprise value over the requisite vesting periods of the awards. Compensation expense recognized during the years ended December 31, 2014, 2013, and 2012 totaled $0 million ($0 million, net of tax), $0 million ($0 million, net of tax) and $140 million ($112 million, net of tax), respectively.
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
Significant Factors, Assumptions and Methodologies Used in Estimating Fair Value of Enterprise Value for VCP Awards
The estimated fair value of the liability awards under the VCP were based on contemporaneous valuations performed periodically by an independent valuation specialist. The VCP valuation utilized appropriate weighting of the market and income approaches.
Market Approach: The market approach measures the value of a company through analysis of recent sales or offerings of comparable companies. Based on analysis of guideline public companies and guideline merged or acquired companies, Delphi utilized 2010 EBITDA and 2011 EBITDA multiples of 4.5x-6.25x to value the VCP awards in periods prior to the completion of the initial public offering.
In addition to the guideline public company and guideline merged or acquired company approaches, the Company considered the trading price of its Class B membership interests by qualified institutional investors in determining the enterprise value of the Company in periods prior to the completion of the initial public offering.
Income Approach: The income approach derives the value of a company based on assumptions about the company’s future stream of cash flows. Delphi provided its independent valuation specialist with projected net sales, expenses and cash flows for the years ended December 31, 2010, 2011, 2012 and 2013 for the VCP awards. These financial projections represented management’s best estimate at the time of the contemporaneous valuations. Discount rates used to determine the present value of future cash flows were based on the weighted average cost of capital, which ranged from 11.6%-13.7%.

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
The historical presentation of certain intercompany accounts and activity within the supplemental guarantor condensed consolidating financial statements has been revised to be consistent with the presentation as of December 31, 2014.

Statement of Operations Year Ended December 31, 2014

	Parent Guarantors	Subsidiary Issuer	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Net sales	$—	$—	$17,023	$—	$17,023
Operating expenses:
Cost of sales	—	—	13,850	—	13,850
Selling, general and administrative	51	—	1,030	—	1,081
Amortization	—	—	101	—	101
Restructuring	—	—	144	—	144
Total operating expenses	51	—	15,125	—	15,176
Operating (loss) income	(51)	—	1,898	—	1,847
Interest (expense) income	(49)	(188)	(74)	176	(135)
Other income (expense), net	66	25	79	(177)	(7)
(Loss) income before income taxes and equity income	(34)	(163)	1,903	(1)	1,705
Income tax benefit (expense)	—	60	(342)	—	(282)
(Loss) income before equity income	(34)	(103)	1,561	(1)	1,423
Equity in net income of affiliates	—	—	17	—	17
Equity in net income (loss) of subsidiaries	1,385	315	—	(1,700)	—
Net income (loss)	1,351	212	1,578	(1,701)	1,440
Net income attributable to noncontrolling interest	—	—	89	—	89
Net income (loss) attributable to Delphi	$1,351	$212	$1,489	$(1,701)	$1,351
Statement of Operations Year Ended December 31, 2013

	Parent Guarantors	Subsidiary Issuer	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Net sales	$—	$—	$16,463	$—	$16,463
Operating expenses:
Cost of sales	—	—	13,567	—	13,567
Selling, general and administrative	87	—	876	—	963
Amortization	—	—	104	—	104
Restructuring	—	—	145	—	145
Total operating expenses	87	—	14,692	—	14,779
Operating (loss) income	(87)	—	1,771	—	1,684
Interest (expense) income	(51)	(194)	(75)	177	(143)
Other income (expense), net	66	25	68	(177)	(18)
(Loss) income before income taxes and equity income	(72)	(169)	1,764	—	1,523
Income tax (expense) benefit	(5)	62	(313)	—	(256)
(Loss) income before equity income	(77)	(107)	1,451	—	1,267
Equity in net income of affiliates	—	—	34	—	34
Equity in net income (loss) of subsidiaries	1,289	326	—	(1,615)	—
Net income (loss)	1,212	219	1,485	(1,615)	1,301
Net income attributable to noncontrolling interest	—	—	89	—	89
Net income (loss) attributable to Delphi	$1,212	$219	$1,396	$(1,615)	$1,212

Statement of Operations Year Ended December 31, 2012

	Parent Guarantors	Subsidiary Issuer	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Net sales	$—	$—	$15,519	$—	$15,519
Operating expenses:
Cost of sales	—	—	12,861	—	12,861
Selling, general and administrative	222	—	705	—	927
Amortization	—	—	84	—	84
Restructuring	—	—	171	—	171
Total operating expenses	222	—	13,821	—	14,043
Operating (loss) income	(222)	—	1,698	—	1,476
Interest (expense) income	(72)	(180)	(68)	184	(136)
Other income (expense), net	58	97	34	(184)	5
(Loss) income before income taxes and equity income	(236)	(83)	1,664	—	1,345
Income tax (expense) benefit	(3)	31	(240)	—	(212)
(Loss) income before equity income	(239)	(52)	1,424	—	1,133
Equity in net income of affiliates	—	—	27	—	27
Equity in net income (loss) of subsidiaries	1,316	409	—	(1,725)	—
Net income (loss)	1,077	357	1,451	(1,725)	1,160
Net income attributable to noncontrolling interest	—	—	83	—	83
Net income (loss) attributable to Delphi	$1,077	$357	$1,368	$(1,725)	$1,077
Statement of Comprehensive Income Year Ended December 31, 2014

	Parent Guarantors	Subsidiary Issuer	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Net income (loss)	$1,351	$212	$1,578	$(1,701)	$1,440
Other comprehensive loss:
Currency translation adjustments	—	—	(325)	—	(325)
Net change in unrecognized loss on derivative instruments, net of tax	—	—	(80)	—	(80)
Employee benefit plans adjustment, net of tax	—	—	(108)	—	(108)
Other comprehensive loss	—	—	(513)	—	(513)
Equity in other comprehensive (loss) income of subsidiaries	(504)	(50)	—	554	—
Comprehensive income (loss)	847	162	1,065	(1,147)	927
Comprehensive income attributable to noncontrolling interests	—	—	80	—	80
Comprehensive income (loss) attributable to Delphi	$847	$162	$985	$(1,147)	$847

Statement of Comprehensive Income Year Ended December 31, 2013

	Parent Guarantors	Subsidiary Issuer	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Net income (loss)	$1,212	$219	$1,485	$(1,615)	$1,301
Other comprehensive income:
Currency translation adjustments	—	—	49	—	49
Net change in unrecognized loss on derivative instruments, net of tax	—	—	(12)	—	(12)
Employee benefit plans adjustment, net of tax	—	—	(33)	—	(33)
Other comprehensive income	—	—	4	—	4
Equity in other comprehensive (loss) income of subsidiaries	—	(13)	—	13	—
Comprehensive income (loss)	1,212	206	1,489	(1,602)	1,305
Comprehensive income attributable to noncontrolling interests	—	—	93	—	93
Comprehensive income (loss) attributable to Delphi	$1,212	$206	$1,396	$(1,602)	$1,212
Statement of Comprehensive Income Year Ended December 31, 2012

	Parent Guarantors	Subsidiary Issuer	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Net income (loss)	$1,077	$357	$1,451	$(1,725)	$1,160
Other comprehensive loss:
Currency translation adjustments	—	—	60	—	60
Net change in unrecognized gain on derivative instruments, net of tax	—	—	59	—	59
Employee benefit plans adjustment, net of tax	—	—	(171)	—	(171)
Other comprehensive loss	—	—	(52)	—	(52)
Equity in other comprehensive (loss) income of subsidiaries	(54)	54	—	—	—
Comprehensive income (loss)	1,023	411	1,399	(1,725)	1,108
Comprehensive income attributable to noncontrolling interests	—	—	85	—	85
Comprehensive income (loss) attributable to Delphi	$1,023	$411	$1,314	$(1,725)	$1,023

Balance Sheet as of December 31, 2014

	Parent Guarantors	Subsidiary Issuer	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$10	$—	$894	$—	$904
Restricted cash	—	—	1	—	1
Accounts receivable, net	—	—	2,628	—	2,628
Intercompany receivables, current	286	1,397	2,046	(3,729)	—
Inventories	—	—	1,104	—	1,104
Other current assets	—	—	587	—	587
Total current assets	296	1,397	7,260	(3,729)	5,224
Long-term assets:
Intercompany receivables, long-term	775	947	1,519	(3,241)	—
Property, net	—	—	3,343	—	3,343
Investments in affiliates	—	—	228	—	228
Investments in subsidiaries	6,071	1,644	—	(7,715)	—
Intangible assets, net	—	—	1,402	—	1,402
Other long-term assets	—	42	507	—	549
Total long-term assets	6,846	2,633	6,999	(10,956)	5,522
Total assets	$7,142	$4,030	$14,259	$(14,685)	$10,746
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$—	$—	$34	$—	$34
Accounts payable	2	—	2,579	—	2,581
Intercompany payables, current	3,336	89	303	(3,728)	—
Accrued liabilities	—	29	1,245	—	1,274
Total current liabilities	3,338	118	4,161	(3,728)	3,889
Long-term liabilities:
Long-term debt	—	2,398	19	—	2,417
Intercompany payables, long-term	1,294	1,001	947	(3,242)	—
Pension benefit obligations	—	—	1,011	—	1,011
Other long-term liabilities	—	11	405	—	416
Total long-term liabilities	1,294	3,410	2,382	(3,242)	3,844
Total liabilities	4,632	3,528	6,543	(6,970)	7,733
Total Delphi shareholders’ equity	2,510	502	7,213	(7,715)	2,510
Noncontrolling interest	—	—	503	—	503
Total shareholders’ equity	2,510	502	7,716	(7,715)	3,013
Total liabilities and shareholders’ equity	$7,142	$4,030	$14,259	$(14,685)	$10,746

Balance Sheet as of December 31, 2013

	Parent Guarantors	Subsidiary Issuer	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$7	$—	$1,382	$—	$1,389
Restricted cash	—	—	4	—	4
Accounts receivable, net	—	—	2,662	—	2,662
Intercompany receivables, current	452	1,123	948	(2,523)	—
Inventories	—	—	1,102	(9)	1,093
Other current assets	1	10	600	(7)	604
Total current assets	460	1,133	6,698	(2,539)	5,752
Long-term assets:
Intercompany receivables, long-term	561	888	1,283	(2,732)	—
Property, net	—	—	3,216	—	3,216
Investments in affiliates	—	—	234	—	234
Investments in subsidiaries	5,181	884	—	(6,065)	—
Intangible assets, net	—	—	1,219	—	1,219
Other long-term assets	—	43	581	2	626
Total long-term assets	5,742	1,815	6,533	(8,795)	5,295
Total assets	$6,202	$2,948	$13,231	$(11,334)	$11,047
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$—	$25	$36	$—	$61
Accounts payable	—	—	2,595	—	2,595
Intercompany payables, current	2,008	204	301	(2,513)	—
Accrued liabilities	—	23	1,222	(7)	1,238
Total current liabilities	2,008	252	4,154	(2,520)	3,894
Long-term liabilities:
Long-term debt	—	2,339	12	—	2,351
Intercompany payables, long-term	1,283	571	888	(2,742)	—
Pension benefit obligations	—	—	959	—	959
Other long-term liabilities	—	—	409	—	409
Total long-term liabilities	1,283	2,910	2,268	(2,742)	3,719
Total liabilities	3,291	3,162	6,422	(5,262)	7,613
Total Delphi shareholders’ equity	2,911	(214)	6,286	(6,072)	2,911
Noncontrolling interest	—	—	523	—	523
Total shareholders’ equity	2,911	(214)	6,809	(6,072)	3,434
Total liabilities and shareholders’ equity	$6,202	$2,948	$13,231	$(11,334)	$11,047

Statement of Cash Flows for the Year Ended December 31, 2014

	Parent Guarantors	Subsidiary Issuer	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Net cash provided by operating activities	$33	$—	$2,102	$—	$2,135
Cash flows from investing activities:
Capital expenditures	—	—	(855)	—	(855)
Proceeds from sale of property/investments	—	—	16	—	16
Cost of business and technology acquisitions, net of cash acquired	—	(345)	(5)	—	(350)
Decrease in restricted cash	—	—	3	—	3
Loans to affiliates	—	(1,075)	(1,554)	2,629	—
Repayments of loans from affiliates	60	165	304	(529)	—
Return of investments in subsidiaries	—	389	—	(389)	—
Net cash provided by (used in) investing activities	60	(866)	(2,091)	1,711	(1,186)
Cash flows from financing activities:
Net proceeds from other short-term debt agreements	—	—	7	—	7
Repayments under long-term debt agreements	—	(164)	—	—	(164)
Repayment of senior notes	—	(526)	—	—	(526)
Proceeds from issuance of senior notes, net of issuance costs	—	691	—	—	691
Dividend payments of consolidated affiliates to minority shareholders	—	—	(73)	—	(73)
Proceeds from borrowings from affiliates	1,594	1,035	—	(2,629)	—
Payments on borrowings from affiliates	(359)	(170)	—	529	—
Capital distributions to affiliates	—	—	(389)	389	—
Repurchase of ordinary shares	(1,024)	—	—	—	(1,024)
Distribution of cash dividends	(301)	—	—	—	(301)
Taxes withheld and paid on employees' restricted share awards	—	—	(8)	—	(8)
Net cash (used in) provided by financing activities	(90)	866	(463)	(1,711)	(1,398)
Effect of exchange rate fluctuations on cash and cash equivalents	—	—	(36)	—	(36)
Increase (decrease) in cash and cash equivalents	3	—	(488)	—	(485)
Cash and cash equivalents at beginning of year	7	—	1,382	—	1,389
Cash and cash equivalents at end of year	$10	$—	$894	$—	$904

Statement of Cash Flows for the Year Ended December 31, 2013

	Parent Guarantors	Subsidiary Issuer	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Net cash (used in) provided by operating activities	$(65)	$—	$1,883	$(68)	$1,750
Cash flows from investing activities:
Capital expenditures	—	—	(682)	—	(682)
Proceeds from sale of property/investments	—	—	33	—	33
Cost of business and technology acquisitions, net of cash acquired	—	—	(10)	—	(10)
Decrease in restricted cash	—	—	4	—	4
Loans to affiliates	—	(1,174)	(414)	1,588	—
Repayments of loans from affiliates	—	402	548	(950)	—
Return of investments in subsidiaries	—	845	—	(845)	—
Net cash provided by (used in) investing activities	—	73	(521)	(207)	(655)
Cash flows from financing activities:
Net repayments under other short-term debt agreements	—	—	(80)	—	(80)
Repayments under long-term debt agreements	—	(1,353)	—	—	(1,353)
Proceeds from issuance of senior secured term loans, net of issuance costs	—	560	—	—	560
Proceeds from issuance of senior notes, net of issuance costs	—	788	—	—	788
Dividend payments of consolidated affiliates to minority shareholders	—	—	(55)	—	(55)
Proceeds from borrowings from affiliates	1,451	—	137	(1,588)	—
Payments on borrowings from affiliates	(713)	—	(237)	950	—
Capital distributions to affiliates	—	—	(845)	845	—
Dividends paid to affiliates	—	(68)	—	68	—
Repurchase of ordinary shares	(457)	—	—	—	(457)
Distribution of cash dividends	(211)	—	—	—	(211)
Taxes withheld and paid on employees' restricted share awards	—	—	(14)	—	(14)
Net cash provided by (used in) financing activities	70	(73)	(1,094)	275	(822)
Effect of exchange rate fluctuations on cash and cash equivalents	—	—	11	—	11
Increase in cash and cash equivalents	5	—	279	—	284
Cash and cash equivalents at beginning of year	2	—	1,103	—	1,105
Cash and cash equivalents at end of year	$7	$—	$1,382	$—	$1,389

Statement of Cash Flows for the Year Ended December 31, 2012

	Parent Guarantors	Subsidiary Issuer	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Net cash (used in) provided by operating activities	$(139)	$—	$1,617	$—	$1,478
Cash flows from investing activities:
Capital expenditures	—	—	(705)	—	(705)
Proceeds from sale of property/investments	—	—	20	—	20
Cost of acquisitions, net of cash acquired	—	—	(980)	—	(980)
Decrease in restricted cash	—	—	1	—	1
Repayment of loans to related parties	—	—	14	—	14
Acquisition of minority held shares	—	—	(16)	—	(16)
Dividends from equity method investments in excess of earnings	—	—	37	—	37
Loans to affiliates	—	(637)	(474)	1,111	—
Repayments of loans from affiliates	9	154	100	(263)	—
Other, net	—	—	(2)	—	(2)
Net cash provided by (used in) investing activities	9	(483)	(2,005)	848	(1,631)
Cash flows from financing activities:
Net repayments under other short-term debt agreements	—	—	(8)	—	(8)
Proceeds from issuance of senior secured term loans, net of issuance costs	—	358	—	—	358
Repayments of senior secured term loans	—	(5)	—	—	(5)
Dividend payments of consolidated affiliates to minority shareholders	—	—	(47)	—	(47)
Proceeds from borrowings from affiliates	636	239	236	(1,111)	—
Payments on borrowings from affiliates	(154)	(109)	—	263	—
Repurchase of ordinary shares	(403)	—	—	—	(403)
Net cash provided by (used in) financing activities	79	483	181	(848)	(105)
Effect of exchange rate fluctuations on cash and cash equivalents	—	—	—	—	—
Decrease in cash and cash equivalents	(51)	—	(207)	—	(258)
Cash and cash equivalents at beginning of year	53	—	1,310	—	1,363
Cash and cash equivalents at end of year	$2	$—	$1,103	$—	$1,105

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
The accounting policies of the segments are the same as those described in Note 2. Significant Accounting Policies, except that the disaggregated financial results for the segments have been prepared using a management approach, which is consistent with the basis and manner in which management internally disaggregates financial information for the purposes of assisting internal operating decisions. Generally, Delphi evaluates performance based on stand-alone segment net income before interest expense, other income (expense), net, income tax expense, equity income (loss), net of tax, restructuring, other project and integration costs related to acquisitions and other portfolio transactions and asset impairments (“Adjusted Operating Income”) and accounts for inter-segment sales and transfers as if the sales or transfers were to third parties, at current market prices. Through December 31, 2013, the Company’s management believed that net income before depreciation and amortization (including long-lived asset and goodwill impairment), interest expense, other income (expense), net, income tax expense, equity income (loss), net of tax, restructuring and other acquisition-related integration costs (“Adjusted EBITDA”) was a meaningful measure of performance and it was used by management to analyze Company and stand-alone segment operating performance. Management also used Adjusted EBITDA for planning and forecasting purposes. Effective January 1, 2014, Delphi’s management began utilizing Adjusted Operating Income as the key performance measure of segment income or loss and for planning and forecasting purposes, as management believes this measure is most reflective of the operational profitability or loss of Delphi's operating segments. Segment Adjusted Operating Income should not be considered a substitute for results prepared in accordance with U.S. GAAP and should not be considered an alternative to net income attributable to Delphi, which is the most directly comparable financial measure to Adjusted Operating Income that is in accordance with U.S. GAAP. Segment Adjusted Operating Income, as determined and measured by Delphi, should also not be compared to similarly titled measures reported by other companies.
Included below are sales and operating data for Delphi’s segments for the years ended December 31, 2014, 2013 and 2012, as well as balance sheet data as of December 31, 2014 and 2013.

	Electrical/ Electronic Architecture	Powertrain Systems	Electronics and Safety	Thermal Systems	Eliminations and Other (1)	Total
	(in millions)
For the Year Ended December 31, 2014:
Net sales	$8,274	$4,575	$2,859	$1,556	$(241)	$17,023
Depreciation and amortization	$265	$194	$79	$49	$—	$587
Adjusted operating income	$1,080	$533	$352	$53	$—	$2,018
Operating income (2)	$1,008	$474	$318	$47	$—	$1,847
Equity income (loss)	$21	$1	$—	$13	$(18)	$17
Net income attributable to noncontrolling interest	$35	$36	$—	$18	$—	$89
Capital expenditures	$326	$315	$89	$76	$49	$855

	Electrical/ Electronic Architecture	Powertrain Systems	Electronics and Safety	Thermal Systems	Eliminations and Other (1)	Total
	(in millions)
For the Year Ended December 31, 2013:
Net sales	$7,972	$4,424	$2,830	$1,468	$(231)	$16,463
Depreciation and amortization	$236	$188	$73	$43	$—	$540
Adjusted operating income	$1,001	$483	$323	$37	$—	$1,844
Operating income (3)	$958	$431	$267	$28	$—	$1,684
Equity income (loss)	$15	$4	$—	$18	$(3)	$34
Net income attributable to noncontrolling interest	$40	$31	$—	$18	$—	$89
Capital expenditures	$293	$224	$64	$77	$24	$682

	Electrical/ Electronic Architecture	Powertrain Systems	Electronics and Safety	Thermal Systems	Eliminations and Other (1)	Total
	(in millions)
For the Year Ended December 31, 2012:
Net sales	$6,815	$4,656	$2,732	$1,541	$(225)	$15,519
Depreciation and amortization	$164	$182	$97	$43	$—	$486
Adjusted operating income	$781	$541	$281	$68	$—	$1,671
Operating income (4)	$723	$516	$177	$60	$—	$1,476
Equity income (loss)	$13	$1	$3	$11	$(1)	$27
Net income attributable to noncontrolling interest	$37	$31	$—	$15	$—	$83
Capital expenditures	$238	$304	$66	$63	$34	$705

(1)	Eliminations and Other includes the elimination of inter-segment transactions.

(2)
Includes charges recorded in 2014 related to costs associated with employee termination benefits and other exit costs of $56 million for Electrical/Electronic Architecture, $55 million for Powertrain Systems, $28 million for Electronics and Safety and $5 million for Thermal Systems.

(3)
Includes charges recorded in 2013 related to costs associated with employee termination benefits and other exit costs of $28 million for Electrical/Electronic Architecture, $52 million for Powertrain Systems, $56 million for Electronics and Safety and $9 million for Thermal Systems.

(4)
Includes charges recorded in 2012 related to costs associated with employee termination benefits and other exit costs of $49 million for Electrical/Electronic Architecture, $25 million for Powertrain Systems, $89 million for Electronics and Safety and $8 million for Thermal Systems.

	Electrical/ Electronic Architecture	Powertrain Systems	Electronics and Safety	Thermal Systems	Eliminations and Other (1)	Total
	(in millions)
Balance as of December 31, 2014:
Investment in affiliates	$64	$65	$—	$112	$(13)	$228
Goodwill	$648	$8	$—	$—	$—	$656
Total segment assets	$5,795	$3,885	$2,064	$1,012	$(2,010)	$10,746
Balance as of December 31, 2013:
Investment in affiliates	$48	$72	$—	$105	$9	$234
Goodwill	$487	$9	$—	$—	$—	$496
Total segment assets	$5,312	$4,128	$2,018	$985	$(1,396)	$11,047

(1)	Eliminations and Other includes the elimination of inter-segment transactions.
The reconciliation of Adjusted Operating Income to Operating Income includes restructuring, other project and integration costs related to acquisitions and other portfolio transactions and asset impairments. The reconciliation of Adjusted Operating Income to net income attributable to Delphi for the years ended December 31, 2014, 2013 and 2012 are as follows:

	Electrical/ Electronic Architecture	Powertrain Systems	Electronics and Safety	Thermal Systems	Eliminations and Other	Total
	(in millions)
For the Year Ended December 31, 2014:
Adjusted operating income	$1,080	$533	$352	$53	$—	$2,018
Restructuring	(56)	(55)	(28)	(5)	—	(144)
Other acquisition and portfolio project costs	(14)	(3)	(2)	(1)	—	(20)
Asset impairments	(2)	(1)	(4)	—	—	(7)
Operating income	$1,008	$474	$318	$47	$—	1,847
Interest expense						(135)
Other expense, net						(7)
Income before income taxes and equity income						1,705
Income tax expense						(282)
Equity income, net of tax						17
Net income						1,440
Net income attributable to noncontrolling interest						89
Net income attributable to Delphi						$1,351

	Electrical/ Electronic Architecture	Powertrain Systems	Electronics and Safety	Thermal Systems	Eliminations and Other	Total
	(in millions)
For the Year Ended December 31, 2013:
Adjusted operating income	$1,001	$483	$323	$37	$—	$1,844
Restructuring	(28)	(52)	(56)	(9)	—	(145)
Other acquisition and portfolio project costs	(15)	—	—	—	—	(15)
Operating income	$958	$431	$267	$28	$—	1,684
Interest expense						(143)
Other expense, net						(18)
Income before income taxes and equity income						1,523
Income tax expense						(256)
Equity income, net of tax						34
Net income						1,301
Net income attributable to noncontrolling interest						89
Net income attributable to Delphi						$1,212

	Electrical/ Electronic Architecture	Powertrain Systems	Electronics and Safety	Thermal Systems	Eliminations and Other	Total
	(in millions)
For the Year Ended December 31, 2012:
Adjusted operating income	$781	$541	$281	$68	$—	$1,671
Restructuring	(49)	(25)	(89)	(8)	—	(171)
Other acquisition and portfolio project costs	(9)	—	—	—	—	(9)
Asset impairments	—	—	(15)	—	—	(15)
Operating income	$723	$516	$177	$60	$—	1,476
Interest expense						(136)
Other income, net						5
Income before income taxes and equity income						1,345
Income tax expense						(212)
Equity income, net of tax						27
Net income						1,160
Net income attributable to noncontrolling interest						83
Net income attributable to Delphi						$1,077
Information concerning principal geographic areas is set forth below. Net sales data reflects the manufacturing location and is for the years ended December 31. Net property data is as of December 31.

	Year Ended December 31, 2014		Year Ended December 31, 2013		Year Ended December 31, 2012
	Net Sales	Net Property (1)	Net Sales	Net Property (1)	Net Sales	Net Property (1)
	(in millions)
United States (2)	$5,658	$772	$5,300	$668	$5,193	$592
Other North America	208	145	213	145	151	139
Europe, Middle East & Africa (3)	6,452	1,487	6,444	1,592	6,364	1,455
Asia Pacific (4)	3,958	817	3,541	674	2,827	524
South America	747	122	965	137	984	150
Total	$17,023	$3,343	$16,463	$3,216	$15,519	$2,860

(1)	Net property data represents property, plant and equipment, net of accumulated depreciation.

(2)
Includes net sales and machinery, equipment and tooling that relate to the Company's maquiladora operations located in Mexico. These assets are utilized to produce products sold to customers located in the United States.

(3)
Includes Delphi’s country of domicile, Jersey, and the country of Delphi’s principal executive offices, the United Kingdom. The Company had no sales in Jersey in any period. The Company had net sales of $892 million, $727 million, and $726 million in the United Kingdom for the years ended December 31, 2014, 2013 and 2012, respectively. The Company had net property in the United Kingdom of $231 million, $229 million, and $191 million as of December 31, 2014, 2013 and 2012, respectively. The largest portion of net sales in the Europe, Middle East & Africa region was $892 million in the United Kingdom, $1,076 million in Germany and $1,145 million in France for the years ended December 31, 2014, 2013 and 2012, respectively.

(4)	Net sales and net property in Asia Pacific are primarily attributable to China.

24. QUARTERLY DATA (UNAUDITED)
The following is a condensed summary of the Company’s unaudited quarterly results of continuing operations for fiscal 2014 and 2013.

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,	Total
	(in millions, except per share amounts)
2014
Net sales	$4,276	$4,451	$4,144	$4,152	$17,023
Cost of sales	3,508	3,611	3,388	3,343	13,850
Gross profit	$768	$840	$756	$809	$3,173
Operating income	$459	$488	$414	$486	$1,847
Net income (1)	$341	$406	$325	$368	$1,440
Net income attributable to Delphi	$320	$382	$305	$344	$1,351
Basic net income per share:
Basic net income per share attributable to Delphi (2)	$1.05	$1.26	$1.02	$1.17	$4.50
Weighted average number of basic shares outstanding	305.85	302.68	298.59	294.11	300.27
Diluted net income per share:
Diluted net income per share attributable to Delphi (2)	$1.04	$1.26	$1.02	$1.16	$4.48
Weighted average number of diluted shares outstanding	306.89	303.74	300.14	296.93	301.89

2013
Net sales	$4,024	$4,240	$4,017	$4,182	$16,463
Cost of sales	3,339	3,464	3,338	3,426	13,567
Gross profit	$685	$776	$679	$756	$2,896
Operating income	$397	$483	$387	$417	$1,684
Net income (3)	$298	$389	$293	$321	$1,301
Net income attributable to Delphi	$276	$367	$271	$298	$1,212
Basic net income per share:
Basic net income per share attributable to Delphi (2)	$0.88	$1.18	$0.88	$0.97	$3.90
Weighted average number of basic shares outstanding	314.68	311.93	309.68	307.08	310.82
Diluted net income per share:
Diluted net income per share attributable to Delphi (2)	$0.88	$1.17	$0.87	$0.97	$3.89
Weighted average number of diluted shares outstanding	315.36	312.69	310.62	308.64	311.80

(1)	In the first quarter of 2014, Delphi recognized a loss on extinguishment of debt of $34 million.

(2)	Due to the use of the weighted average shares outstanding for each quarter for computing earnings per share, the sum of the quarterly per share amounts may not equal the per share amount for the year.

(3)	In the first quarter of 2013, Delphi recognized a loss on debt extinguishment of $39 million.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None

ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Management of the Company, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of December 31, 2014. As defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), disclosure controls and procedures are controls and procedures designed to provide reasonable assurance that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported on a timely basis, and that such information is accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company's disclosure controls and procedures include components of the Company's internal control over financial reporting. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of December 31, 2014.

Management's Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f), for the Company. Under the supervision of the Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of December 31, 2014 based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework (2013).” Based on that evaluation, management has concluded that the Company's internal control over financial reporting was effective as of December 31, 2014.
Ernst & Young LLP has issued an attestation report which is included herein as the Report of Independent Registered Public Accounting Firm under the section headed Financial Statements and Supplementary Data for the year ended December 31, 2014.

Changes in Internal Control over Financial Reporting
There were no material changes in the Company’s internal controls over financial reporting during the year ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION
In connection with his previously announced appointment to the position of Delphi chief executive officer and president on March 1, 2015, the Board approved the following compensation arrangements for Kevin P. Clark:

•	Annual base salary of $1,100,000;

•	Annual bonus target of 150% of base salary; and

•	A long-term incentive award with a target value of $7,600,000 in the form of 75% performance-vesting and 25% time-vesting restricted stock units, to be made in the normal course.
The terms and conditions of Mr. Clark's employment and compensation, including the application of his existing post-service covenants, including non-compete and non-solicitation provisions, will continue to apply.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information called for by Item 12, as to security ownership of certain beneficial owners, directors and management, and information as of December 31, 2014 about the Company’s ordinary shares that may be issued under all of its equity compensation plans is incorporated by reference to the Company’s Proxy Statement under the headings “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Management.”

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
(1) Financial Statements:
(2) Financial Statement Schedule:
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

		Additions
	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Other Activity	Balance at End of Period
	(in millions)
December 31, 2014:
Allowance for doubtful accounts (a)	$63	$11	$(6)	$(46)	$22
Tax valuation allowance (b)	$642	$187	$(15)	$(67)	$747
December 31, 2013:
Allowance for doubtful accounts	$65	$7	$(10)	$1	$63
Tax valuation allowance (b)	$502	$125	$(17)	$32	$642
December 31, 2012:
Allowance for doubtful accounts	$70	$22	$(27)	$—	$65
Tax valuation allowance (b)	$472	$32	$(42)	$40	$502

(a)	Other Activity primarily represents the reclassification of balances related to billing adjustments to accounts receivable.

(b)	Additions Charged to Costs and Expenses are primarily related to taxable losses for which the tax benefit has been reserved.

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
4.4
Senior Notes Indenture, dated as of February 14, 2013, among Delphi Corporation, the guarantors named therein, Wilmington Trust, National Association, as Trustee, and Deutsche Bank Trust Company Americas, as Registrar, Paying Agent and Authenticating Agent (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of the Company filed with the SEC on February 14, 2013)

4.5
Supplemental Indenture, dated as of February 14, 2013, among Delphi Corporation, the guarantors named therein, Wilmington Trust, National Association, as Trustee, and Deutsche Bank Trust Company Americas, as Registrar, Paying Agent and Authenticating Agent (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K of the Company filed with the SEC on February 14, 2013).

4.6
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

10.2	Delphi LLC Annual Incentive Plan(1)+
10.3	Delphi Corporation Supplemental Executive Retirement Program(1)+
10.4	Delphi Corporation Salaried Retirement Equalization Savings Program(1)+
10.5	Delphi Automotive PLC Long Term Incentive Plan(3)+
10.6	Offer letter for Rodney O’Neal, dated October 2, 2009(1)+
10.7	Offer letter for Kevin M. Butler, dated October 2, 2009(8)+
10.8	Offer letter for Jeffrey J. Owens, dated October 2, 2009(8)+
10.9	Offer letter for James A. Spencer, dated October 2, 2009(1)+
10.10	Offer letter for Kevin P. Clark, dated June 10, 2010(1)+
10.11	Offer letter for Majdi B. Abulaban, dated October 2, 2009(10)+
10.12	Offer letter for Mark J. Murphy, dated September 3, 2014 (11)+
10.13	Form of Officer RSU Award Agreement pursuant to Delphi Automotive PLC Long Term Incentive Plan(5)+
10.14	CEO RSU Award Agreement pursuant to Delphi Automotive PLC Long Term Incentive Plan(5)+
10.15	Form of Officer RSU Award Agreement (including Continuity Incentive RSU Award) pursuant to Delphi Automotive PLC Long Term Incentive Plan(5)+
10.16	Form of Non-Employee Director RSU Award Agreement pursuant to Delphi Automotive PLC Long Term Incentive Plan, as amended(6)+
10.17	Letter Agreement, dated October 29, 2012, between the Company and Kevin P. Clark(7)+
10.18	Form of Officer RSU Award Agreement pursuant to the Delphi Automotive PLC Long Term Incentive Plan(9)+
10.19	Form of CEO RSU Award Agreement pursuant to the Delphi Automotive PLC Long Term Incentive Plan(9)+
10.20	Form of Officer RSU Award Agreement (including Continuity Incentive RSU Award) pursuant to the Delphi Automotive PLC Long Term Incentive Plan(9)+
10.21	Delphi Automotive PLC Annual Incentive Plan (as Amended and Restated Effective December 10, 2014)*+
12.1	Computation of Ratio of Earnings to Fixed Charges*
21.1	Subsidiaries of the Registrant*
23.1	Consent of Ernst & Young LLP*

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer*
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
Exhibit Number	Description
101.INS	XBRL Instance Document#
101.SCH	XBRL Taxonomy Extension Schema Document#
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document#
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document#
101.LAB	XBRL Taxonomy Extension Label Linkbase Document#
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document#
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
(10) Filed with Form 10-K for the year ended December 31, 2013 on February 10, 2014 and incorporated herein by reference.
(11) Filed with Form 8-K on September 9, 2014 and incorporated herein by reference.
# Filed electronically with the Report.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DELPHI AUTOMOTIVE PLC

/s/ Mark J. Murphy
By: Mark J. Murphy
Chief Financial Officer and
Executive Vice President
Dated: February 9, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below as of February 9, 2015, by the following persons on behalf of the registrant and in the capacities indicated:

Signature	Title

/s/ Rodney O’Neal	Chief Executive Officer, President & Director (Principal Executive Officer)
Rodney O’Neal

/s/ Mark J. Murphy	Chief Financial Officer and Executive Vice President (Principal Financial Officer)
Mark J. Murphy

/s/ Allan J. Brazier	Vice President and Chief Accounting Officer (Principal Accounting Officer)
Allan J. Brazier

/s/ John A. Krol	Chairman of the Board of Directors
John A. Krol

/s/ Gary L. Cowger	Director
Gary L. Cowger

/s/ Nicholas M. Donofrio	Director
Nicholas M. Donofrio

/s/ Mark P. Frissora	Director
Mark P. Frissora

/s/ Rajiv L. Gupta	Director
Rajiv L. Gupta

/s/ J. Randall MacDonald	Director
J. Randall MacDonald

/s/ Sean O. Mahoney	Director
Sean O. Mahoney

/s/ Thomas W. Sidlik	Director
Thomas W. Sidlik

/s/ Bernd Wiedemann	Director
Bernd Wiedemann

/s/ Lawrence A. Zimmerman	Director
Lawrence A. Zimmerman