Form 10-Q
period 2015-03-31
Delphi Automotive PLC
filed 2015-04-30
CIK 1521332

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________________________________________________
FORM 10-Q
__________________________________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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
The number of the registrant’s ordinary shares outstanding, $0.01 par value per share as of April 24, 2015, was 288,737,844.

DELPHI AUTOMOTIVE PLC

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
DELPHI AUTOMOTIVE PLC
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended March 31,
	2015	2014

	(in millions, except per share amounts)
Net sales	$3,797	$3,897
Operating expenses:
Cost of sales	3,056	3,164
Selling, general and administrative	255	248
Amortization	24	24
Restructuring (Note 7)	16	21
Total operating expenses	3,351	3,457
Operating income	446	440
Interest expense	(32)	(35)
Other expense, net (Note 16)	(54)	(17)
Income from continuing operations before income taxes and equity income	360	388
Income tax expense	(61)	(69)
Income from continuing operations before equity income	299	319
Equity income, net of tax	5	7
Income from continuing operations	304	326
(Loss) income from discontinued operations, net of tax (Note 21)	(75)	15
Net income	229	341
Net income attributable to noncontrolling interest	20	21
Net income attributable to Delphi	$209	$320

Amounts attributable to Delphi:
Income from continuing operations	$288	$310
(Loss) income from discontinued operations	(79)	10
Net income	$209	$320

Basic net income (loss) per share:
Continuing operations	$0.99	$1.02
Discontinued operations	(0.27)	0.03
Basic net income per share attributable to Delphi	$0.72	$1.05
Weighted average number of basic shares outstanding	290.90	305.85

Diluted net income (loss) per share:
Continuing operations	$0.99	$1.01
Discontinued operations	(0.27)	0.03
Diluted net income per share attributable to Delphi	$0.72	$1.04
Weighted average number of diluted shares outstanding	291.81	306.89

Cash dividends declared per share	$0.25	$0.25

See notes to consolidated financial statements.

DELPHI AUTOMOTIVE PLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended March 31,
	2015	2014

	(in millions)
Net income	$229	$341
Other comprehensive (loss) income:
Currency translation adjustments	(234)	(14)
Net change in unrecognized loss on derivative instruments, net of tax (Note 14)	(4)	(33)
Employee benefit plans adjustment, net of tax	27	1
Other comprehensive loss	(211)	(46)
Comprehensive income	18	295
Comprehensive income attributable to noncontrolling interests	18	17
Comprehensive income attributable to Delphi	$—	$278

See notes to consolidated financial statements.

DELPHI AUTOMOTIVE PLC
CONSOLIDATED BALANCE SHEETS (Unaudited)

	March 31, 2015	December 31, 2014

	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$558	$859
Restricted cash	1	1
Accounts receivable, net	2,677	2,400
Inventories (Note 3)	1,081	1,013
Other current assets (Note 4)	533	567
Current assets held for sale (Note 21)	837	384
Total current assets	5,687	5,224
Long-term assets:
Property, net	2,905	3,021
Investments in affiliates	101	98
Intangible assets, net (Note 2)	681	728
Goodwill (Note 2)	611	656
Other long-term assets (Note 4)	479	508
Long-term assets held for sale (Note 21)	—	511
Total long-term assets	4,777	5,522
Total assets	$10,464	$10,746
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt (Note 8)	$44	$34
Accounts payable	2,287	2,278
Accrued liabilities (Note 5)	1,081	1,221
Current liabilities held for sale (Note 21)	406	356
Total current liabilities	3,818	3,889
Long-term liabilities:
Long-term debt (Note 8)	2,673	2,417
Pension benefit obligations	926	1,002
Other long-term liabilities (Note 5)	384	390
Long-term liabilities held for sale (Note 21)	—	35
Total long-term liabilities	3,983	3,844
Total liabilities	7,801	7,733
Commitments and contingencies (Note 10)
Shareholders’ equity:
Preferred shares, $0.01 par value per share, 50,000,000 shares authorized, none issued and outstanding	—	—
Ordinary shares, $0.01 par value per share, 1,200,000,000 shares authorized, 289,533,912 and 291,619,411 issued and outstanding as of March 31, 2015 and December 31, 2014, respectively	3	3
Additional paid-in-capital	1,642	1,700
Retained earnings	1,460	1,548
Accumulated other comprehensive loss	(950)	(741)
Total Delphi shareholders’ equity	2,155	2,510
Noncontrolling interest	508	503
Total shareholders’ equity	2,663	3,013
Total liabilities and shareholders’ equity	$10,464	$10,746

See notes to consolidated financial statements.

DELPHI AUTOMOTIVE PLC
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
	2015	2014

	(in millions)
Cash flows from operating activities:
Net income	$229	$341
(Loss) income from discontinued operations, net of tax	(75)	15
Income from continuing operations	304	326
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	104	110
Amortization	24	24
Amortization of deferred debt issuance costs	2	2
Restructuring expense, net of cash paid	(24)	(25)
Deferred income taxes	(1)	10
Pension and other postretirement benefit expenses	20	22
Income from equity method investments, net of dividends received	(5)	(7)
Loss on extinguishment of debt	52	34
Loss on sale of assets	1	2
Share-based compensation	13	13
Changes in operating assets and liabilities:
Accounts receivable, net	(277)	(358)
Inventories	(68)	(127)
Other assets	43	(26)
Accounts payable	105	175
Accrued and other long-term liabilities	(120)	(53)
Other, net	(33)	20
Pension contributions	(19)	(24)
Net cash provided by operating activities from continuing operations	121	118
Net cash provided by operating activities from discontinued operations	14	18
Net cash provided by operating activities	135	136
Cash flows from investing activities:
Capital expenditures	(213)	(272)
Proceeds from sale of property / investments	—	1
Increase in restricted cash	—	(3)
Net cash used in investing activities from continuing operations	(213)	(274)
Net cash used in investing activities from discontinued operations	(37)	(26)
Net cash used in investing activities	(250)	(300)
Cash flows from financing activities:
Net proceeds under other short- and long-term debt agreements	10	3
Repayments under long-term debt agreements	—	(164)
Repayment of senior notes	(546)	(526)
Proceeds from issuance of senior notes, net of issuance costs	753	691
Dividend payments of consolidated affiliates to minority shareholders	(13)	(7)
Repurchase of ordinary shares	(240)	(153)
Distribution of cash dividends	(73)	(77)
Taxes withheld and paid on employees' restricted share awards	(58)	(8)
Net cash used in financing activities	(167)	(241)
Effect of exchange rate fluctuations on cash and cash equivalents	(21)	(6)
Decrease in cash and cash equivalents	(303)	(411)
Cash and cash equivalents at beginning of the period	904	1,389
Cash and cash equivalents at end of the period	$601	$978
Cash and cash equivalents of discontinued operations	$43	$43
Cash and cash equivalents of continuing operations	$558	$935

See notes to consolidated financial statements.

DELPHI AUTOMOTIVE PLC
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (Unaudited)

	Ordinary Shares
	Number of Shares	Amount	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Delphi Shareholders’ Equity	Noncontrolling Interest	Total Shareholders’ Equity

	(in millions)
Balance at January 1, 2015	291	$3	$1,700	$1,548	$(741)	$2,510	$503	$3,013
Net income	—	—	—	209	—	209	20	229
Other comprehensive loss	—	—	—	—	(209)	(209)	(2)	(211)
Dividends on ordinary shares	—	—	1	(74)	—	(73)	—	(73)
Dividend payments of consolidated affiliates to minority shareholders	—	—	—	—	—	—	(13)	(13)
Taxes withheld on employees' restricted share award vestings	—	—	(58)	—	—	(58)	—	(58)
Repurchase of ordinary shares	(3)	—	(17)	(223)	—	(240)	—	(240)
Share-based compensation	2	—	14	—	—	14	—	14
Excess tax benefits on share-based compensation	—	—	2	—	—	2	—	2
Balance at March 31, 2015	290	$3	$1,642	$1,460	$(950)	$2,155	$508	$2,663

See notes to consolidated financial statements.

DELPHI AUTOMOTIVE PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. GENERAL
General and basis of presentation—“Delphi,” the “Company,” “we,” “us” and “our” refer to Delphi Automotive PLC, a public limited company which was formed under the laws of Jersey on May 19, 2011, together with its subsidiaries, including Delphi Automotive LLP, a limited liability partnership incorporated under the laws of England and Wales which was formed on August 19, 2009 for the purpose of acquiring certain assets of the former Delphi Corporation ("the Acquisition"), and became a subsidiary of Delphi Automotive PLC in connection with the completion of the Company’s initial public offering on November 22, 2011. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The consolidated financial statements and notes thereto included in this report should be read in conjunction with Delphi's 2014 Annual Report on Form 10-K.
Nature of operations—Delphi is a leading global vehicle components manufacturer and provides electrical and electronic, powertrain, and safety technology solutions to the global automotive and commercial vehicle markets. Delphi operates manufacturing facilities and technical centers utilizing a regional service model that enables the Company to efficiently and effectively serve its global customers from low cost countries. In line with the growth in emerging markets, Delphi has been increasing its focus on these markets, particularly in China, where the Company has a major manufacturing base and strong customer relationships.

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
During the three months ended March 31, 2014, Delphi received a dividend of $10 million from its equity method investment in Korea Delphi Automotive Systems Corporation ("KDAC"), a Korean unconsolidated joint venture which has been reclassified to discontinued operations in the first quarter of 2015, as further described in Note 21. Discontinued Operations. The dividend was recognized as a reduction to the investment and represented a return on investment included in cash flows from operating activities from discontinued operations. No dividends from equity method investments were received during the three months ended March 31, 2015.
Use of estimates—Preparation of consolidated financial statements in conformity with U.S. GAAP requires the use of estimates and assumptions that affect amounts reported therein. Generally, matters subject to estimation and judgment include amounts related to accounts receivable realization, inventory obsolescence, asset impairments, useful lives of intangible and fixed assets, deferred tax asset valuation allowances, income taxes, pension benefit plan assumptions, accruals related to litigation, warranty costs, environmental remediation costs, contingent consideration arrangements, worker’s compensation accruals and healthcare accruals. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may be based upon amounts that differ from those estimates.
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
Accounts receivable—Delphi enters into agreements to sell certain of its accounts receivable, primarily in North America and Europe. Sales of receivables are accounted for in accordance with FASB Topic ASC 860, Transfers and Servicing ("ASC 860"). Agreements which result in true sales of the transferred receivables, as defined in ASC 860, which occur when receivables are transferred without recourse to the Company, are excluded from amounts reported in the consolidated balance sheets. Cash proceeds received from such sales are included in operating cash flows. Agreements that allow Delphi to maintain effective control over the transferred receivables and which do not qualify as a sale, as defined in ASC 860, are accounted for as secured borrowings and recorded in the consolidated balance sheets within Accounts receivable, net and Short-term debt.

The expenses associated with receivables factoring are recorded in the consolidated statements of operations within Interest expense.
Assets and liabilities held for sale—The Company considers assets to be held for sale when management approves and commits to a formal plan to actively market the assets for sale at a price reasonable in relation to their estimated fair value, the assets are available for immediate sale in their present condition, an active program to locate a buyer and other actions required to complete the sale have been initiated, the sale of the assets is probable and expected to be completed within one year (or, if it is expected that others will impose conditions on the sale of the assets that will extend the period required to complete the sale, that a firm purchase commitment is probable within one year) and it is unlikely that significant changes will be made to the plan. Upon designation as held for sale, the Company records the assets at the lower of their carrying value or their estimated fair value, less cost to sell, and ceases to record depreciation expense on the assets. Refer to Note 21. Discontinued Operations for further information regarding the Company's assets and liabilities held for sale.
Intangible assets—Intangible assets were $681 million and $728 million as of March 31, 2015 and December 31, 2014, respectively. Delphi amortizes definite-lived intangible assets over their estimated useful lives. Delphi has definite-lived intangible assets related to patents and developed technology, customer relationships, trade names and in-process research and development. Delphi does not amortize indefinite-lived in-process research and development, but tests for impairment annually, or more frequently when indicators of potential impairment exist. Costs to renew or extend the term of acquired intangible assets are recognized as expense as incurred. Amortization expense was $24 million for the three months ended March 31, 2015 and $24 million for the three months ended March 31, 2014.
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
The impairment test involves first qualitatively assessing goodwill for impairment. If the qualitative assessment is not met the Company then performs a quantitative assessment by first comparing the estimated fair value of each reporting unit to its carrying value, including goodwill. Fair value reflects the price a market participant would be willing to pay in a potential sale of the reporting unit. If the fair value exceeds carrying value, then we conclude that no goodwill impairment has occurred. If the carrying value of the reporting unit exceeds its fair value, a second step is required to measure possible goodwill impairment loss. The second step includes hypothetically valuing the tangible and intangible assets and liabilities of the reporting unit as if the reporting unit had been acquired in a business combination. Then, the implied fair value of the reporting unit's goodwill is compared to the carrying value of that goodwill. If the carrying value of the reporting unit's goodwill exceeds the implied fair value of the goodwill, the Company recognizes an impairment loss in an amount equal to the excess, not to exceed the carrying value. There were no indicators of potential goodwill impairment as of March 31, 2015. Goodwill was $611 million and $656 million as of March 31, 2015 and December 31, 2014, respectively.
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
Discontinued operations—The Company reports financial results for discontinued operations separately from continuing operations to distinguish the financial impact of disposal transactions from ongoing operations. Discontinued operations reporting occurs only when the disposal of a component or a group of components of the Company represents a strategic shift that will have a major effect on the Company's operations and financial results. In the first quarter of 2015, Delphi entered into a definitive agreement for the sale of substantially all of the assets and liabilities of the Company's wholly-owned Thermal Systems business. The Company also committed to a plan to dispose of its interests in two joint ventures which were previously reported within the Thermal Systems segment. Accordingly, the assets and liabilities, operating results and operating and investing cash flows for the previously reported Thermal Systems segment are presented as discontinued operations separate from the Company’s continuing operations for all periods presented. Prior period information has been reclassified to present this business as a discontinued operation for all periods presented, and has therefore been excluded from both continuing operations and segment results for all periods presented in these consolidated financial statements and the notes to the consolidated financial statements, unless otherwise noted. These items had no impact on the amounts of previously reported net income attributable to Delphi or total shareholders' equity. Refer to Note 21. Discontinued Operations for further information regarding the Company's discontinued operations.
Income taxes—Deferred tax assets and liabilities reflect temporary differences between the amount of assets and liabilities for financial and tax reporting purposes. Such amounts are adjusted, as appropriate, to reflect changes in tax rates expected to be in effect when the temporary differences reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in earnings in the period that includes the enactment date. A valuation allowance is recorded to reduce deferred tax assets to the amount that is more likely than not to be realized. In the event the Company determines it is more likely than not that the deferred tax assets will not be realized in the future, the valuation adjustment to the deferred tax assets will be charged to earnings in the period in which the Company makes such a determination. In determining the provision for income taxes for financial statement purposes, the Company makes certain estimates and judgments which affect its evaluation of the carrying value of its deferred tax assets, as well as its calculation of certain tax liabilities. Refer to Note 11. Income Taxes.
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
Customer concentrations—As reflected in the table below, combined net sales from continuing operations to General Motors Company ("GM") and Volkswagen Group (“VW”), Delphi's two largest customers, totaled approximately 22% and 25% of our total net sales for the three months ended March 31, 2015 and 2014, respectively.

	Percentage of Total Net Sales		Accounts and Other Receivables
	Three Months Ended March 31,		March 31, 2015	December 31, 2014
	2015	2014

			(in millions)
GM	14%	16%	$361	$301
VW	8%	9%	218	187
Retrospective changes—At March 31, 2015, the Company determined that its Thermal Systems business met the criteria to be classified as a discontinued operation. Prior period information has been reclassified to present this business as a discontinued operation for all periods presented, and has therefore been excluded from both continuing operations and segment results for all periods presented in these consolidated financial statements and the notes to the consolidated financial statements, unless otherwise noted. Refer to Note 21. Discontinued Operations for further information regarding the Company's discontinued operations.
Recently issued accounting pronouncements—In April 2014, the FASB issued ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. This guidance limits discontinued operations reporting to disposals of components of an entity that represent strategic shifts that have a major effect on an entity’s operations and financial results. The amendments also require expanded disclosures for discontinued operations with more information about the assets, liabilities, revenues, and expenses of discontinued operations. The amendments also require an entity to disclose the pretax profit or loss attributable to a disposal of an individually significant component of an entity that does not qualify for discontinued operations reporting. The guidance is effective for fiscal years beginning after December 15, 2014 and should be applied prospectively. Delphi adopted this guidance effective January 1, 2015, and has applied it to the Company’s discontinued operation classification of the Thermal Systems business, as further discussed in Note 21. Discontinued Operations.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. This ASU supersedes most of the existing guidance on revenue recognition in Accounting Standards Codification ("ASC") Topic 605, Revenue Recognition and establishes a broad principle that would require an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this principle, an entity identifies the contract with a customer, identifies the separate performance obligations in the contract, determines the transaction price, allocates the transaction price to the separate performance obligations and recognizes revenue when each separate performance obligation is satisfied. The guidance is currently effective for fiscal years beginning after December 15, 2016 (although in April 2015 the FASB proposed delaying the effective date of this guidance to fiscal years beginning after December 15, 2017) and is to be applied retrospectively at the entity's election either to each prior reporting period presented or with the cumulative effect of application recognized at the date of initial application. Early adoption is not permitted. The Company is currently evaluating the impact that the adoption of this guidance will have on its consolidated financial statements.
In June 2014, the FASB issued ASU 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. This guidance requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition of the award. A reporting entity should apply existing guidance in ASC Topic 718, Compensation-Stock Compensation, as it relates to such awards. The guidance is effective for fiscal years beginning after December 15, 2015, and may be applied either prospectively or retrospectively. Delphi adopted this guidance effective January 1, 2015, and it did not have a significant impact on Delphi's financial statements.
In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. This guidance requires that debt issuance costs be presented as a direct reduction to the carrying amount of the related debt in the balance sheet rather than as a deferred charge, consistent with the presentation of discounts on debt. The guidance is effective for fiscal years beginning after December 15, 2015, and is to be applied retrospectively. The adoption of this guidance is not expected to have a significant impact on Delphi's financial statements, other than the reclassification of deferred issuance costs in accordance with the new presentation requirements.

3. INVENTORIES
Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or market, including direct material costs and direct and indirect manufacturing costs. A summary of inventories is shown below:

	March 31, 2015	December 31, 2014

	(in millions)
Productive material	$629	$562
Work-in-process	86	104
Finished goods	366	347
Total	$1,081	$1,013

4. ASSETS
Other current assets consisted of the following:

	March 31, 2015	December 31, 2014

	(in millions)
Value added tax receivable	$175	$191
Deferred income taxes	168	171
Prepaid insurance and other expenses	54	59
Reimbursable engineering costs	48	55
Notes receivable	29	28
Income and other taxes receivable	27	34
Deposits to vendors	8	8
Derivative financial instruments (Note 14)	1	—
Other	23	21
Total	$533	$567

Other long-term assets consisted of the following:

	March 31, 2015	December 31, 2014

	(in millions)
Deferred income taxes	$223	$232
Debt issuance costs (Note 8)	38	42
Income and other taxes receivable	66	67
Reimbursable engineering costs	64	73
Value added tax receivable	24	28
Derivative financial instruments (Note 14)	1	—
Other	63	66
Total	$479	$508

5. LIABILITIES
Accrued liabilities consisted of the following:

	March 31, 2015	December 31, 2014

	(in millions)
Payroll-related obligations	$242	$243
Employee benefits, including current pension obligations	64	127
Income and other taxes payable	227	259
Warranty obligations (Note 6)	61	64
Restructuring (Note 7)	51	80
Customer deposits	31	34
Deferred income taxes	7	8
Derivative financial instruments (Note 14)	75	64
Accrued interest	9	30
Other	314	312
Total	$1,081	$1,221
Other long-term liabilities consisted of the following:

	March 31, 2015	December 31, 2014

	(in millions)
Environmental (Note 10)	$4	$4
Extended disability benefits	11	11
Warranty obligations (Note 6)	82	82
Restructuring (Note 7)	14	17
Payroll-related obligations	9	10
Accrued income taxes	28	29
Deferred income taxes	164	162
Derivative financial instruments (Note 14)	37	40
Other	35	35
Total	$384	$390

6. WARRANTY OBLIGATIONS
Expected warranty costs for products sold are recognized principally at the time of sale of the product based on an estimate of the amount that eventually will be required to settle such obligations. These accruals are based on factors such as past experience, production changes, industry developments and various other considerations. The estimated costs related to product recalls based on a formal campaign soliciting return of that product are accrued at the time an obligation becomes probable and can be reasonably estimated. These estimates are adjusted from time to time based on facts and circumstances that impact the status of existing claims. Delphi has recognized its best estimate for its total aggregate warranty reserves, including product recall costs, across all of its operating segments as of March 31, 2015. The estimated reasonably possible amount to ultimately resolve all matters are not materially different from the recorded reserves as of March 31, 2015.
The table below summarizes the activity in the product warranty liability for the three months ended March 31, 2015:

Warranty Obligations

(in millions)
Accrual balance at beginning of period	$146
Provision for estimated warranties incurred during the period	25
Provision for changes in estimate for pre-existing warranties	3
Settlements made during the period (in cash or in kind)	(24)
Foreign currency translation and other	(7)
Accrual balance at end of period	$143

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
As part of Delphi's continued efforts to optimize its cost structure, it has undertaken several restructuring programs which include workforce reductions as well as plant closures. The Company recorded employee-related and other restructuring charges related to these programs totaling approximately $16 million and $21 million during the three months ended March 31, 2015 and 2014, respectively. These charges were primarily related to Delphi's on-going restructuring programs focused on aligning manufacturing capacity and footprint with the current automotive production levels in Europe and South America.
Additionally, the Company recorded $1 million and $1 million of restructuring costs within discontinued operations related to the Thermal Systems business in the three months ended March 31, 2015 and 2014, respectively.
Restructuring charges for employee separation and termination benefits are paid either over the severance period or in a lump sum in accordance with either statutory requirements or individual agreements. Delphi incurred cash expenditures related to its restructuring programs of approximately $40 million and $46 million in the three months ended March 31, 2015 and 2014, respectively.
The following table summarizes the restructuring charges recorded for the three months ended March 31, 2015 and 2014 by operating segment:

	Three Months Ended March 31,
	2015	2014

	(in millions)
Electrical/Electronic Architecture	$4	$13
Powertrain Systems	6	2
Electronics and Safety	6	6
Total	$16	$21

The table below summarizes the activity in the restructuring liability for the three months ended March 31, 2015:

	Employee Termination Benefits Liability	Other Exit Costs Liability	Total

	(in millions)
Accrual balance at January 1, 2015	$95	$2	$97
Provision for estimated expenses incurred during the period	16	—	16
Payments made during the period	(40)	—	(40)
Foreign currency and other	(8)	—	(8)
Accrual balance at March 31, 2015	$63	$2	$65

8. DEBT
The following is a summary of debt outstanding, net of discounts of approximately $6 million and $2 million related to the 2014 Senior Notes and 2015 Senior Notes, defined below, as of March 31, 2015 and December 31, 2014, respectively:

	March 31, 2015	December 31, 2014

	(in millions)
Accounts receivable factoring	$—	$—
6.125%, senior notes, due 2021	—	500
5.00%, senior notes, due 2023	800	800
4.15%, senior notes, due 2024	698	698
1.50%, Euro-denominated senior notes, due 2025	759	—
Tranche A Term Loan, due 2018	400	400
Capital leases and other	60	53
Total debt	2,717	2,451
Less: current portion	(44)	(34)
Long-term debt	$2,673	$2,417
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
Unamortized debt issuance costs associated with the Tranche A Term Loan and Revolving Credit Facility of $18 million are being amortized over the term of the Credit Agreement, as extended pursuant to the March 1, 2013 amendment. At

March 31, 2015, the Revolving Credit Facility was undrawn and Delphi had approximately $17 million in letters of credit issued under the Credit Agreement. Letters of credit issued under the Credit Agreement reduce availability under the Revolving Credit Facility.
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

	March 31, 2015		December 31, 2014
	LIBOR plus	ABR plus	LIBOR plus	ABR plus
Revolving Credit Facility	1.00%	0.25%	1.00%	0.25%
Tranche A Term Loan	1.00%	0.25%	1.00%	0.25%
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
The interest rate period with respect to LIBOR interest rate options can be set at one-, two-, three-, or six-months as selected by the Issuer in accordance with the terms of the Credit Agreement (or other period as may be agreed by the applicable lenders), but payable no less than quarterly. The Issuer may elect to change the selected interest rate in accordance with the provisions of the Credit Agreement. As of March 31, 2015, the Issuer selected the one-month LIBOR interest rate option, as detailed in the table below, and the amounts outstanding, and rates effective as of March 31, 2015 were based on Delphi’s current credit rating and the Applicable Rate for the Credit Agreement:

		Borrowings as of
		March 31, 2015	Rates effective as of
	LIBOR plus	(in millions)	March 31, 2015
Revolving Credit Facility	1.00%	$—	—%
Tranche A Term Loan	1.00%	400	1.1875%
The Issuer was obligated to make quarterly principal payments throughout the term of the Tranche A Term Loan according to the amortization schedule in the Credit Agreement. In conjunction with the partial repayment of the Tranche A Term Loan during the three months ended March 31, 2014, all principal payment obligations have been satisfied through March 1, 2018. Borrowings under the Credit Agreement are prepayable at the Issuer's option without premium or penalty. The Credit Agreement also contains certain mandatory prepayment provisions in the event the Company receives net cash proceeds from certain asset sales or casualty events. No mandatory prepayments under these provisions have been made or are due through March 31, 2015.
The Credit Agreement contains certain covenants that limit, among other things, the Company’s (and the Company’s subsidiaries’) ability to incur additional indebtedness or liens, to dispose of assets, to make certain investments, to prepay certain indebtedness and to pay dividends, or to make other distributions or redemptions/repurchases, in respect of the Company’s equity interests. In addition, the Credit Agreement requires that the Company maintain a consolidated leverage ratio (the ratio of Consolidated Total Indebtedness to Consolidated EBITDA, each as defined in the Credit Agreement) of less than 2.75 to 1.0. The Credit Agreement also contains events of default customary for financings of this type. The Company was in compliance with the Credit Agreement covenants as of March 31, 2015. In the first quarter of 2014, the Company satisfied credit rating-related conditions to the suspension of many of the restrictive covenants and the mandatory prepayment provisions relating to asset sales and casualty events discussed above. Such covenants and prepayment obligations are required to be reinstated if the applicable credit rating criteria are no longer satisfied.
As of March 31, 2015, all obligations under the Credit Agreement are borrowed by Delphi Corporation and jointly and severally guaranteed by its direct and indirect parent companies, subject to certain exceptions set forth in the Credit Agreement.
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
Senior Notes
On May 17, 2011, Delphi Corporation issued $500 million of 5.875% senior unsecured notes due 2019 (the "5.875% Senior Notes") and $500 million of 6.125% senior unsecured notes due 2021 (the "6.125% Senior Notes") (collectively, the “2011 Senior Notes”) in a transaction exempt from registration under Rule 144A and Regulation S of the Securities Act of 1933 (the “Securities Act”). Delphi paid approximately $23 million of debt issuance costs in connection with the 2011 Senior Notes. The net proceeds of approximately $1 billion as well as cash on hand were used to pay down amounts outstanding under the Original Credit Agreement. In May 2012, Delphi Corporation completed a registered exchange offer for all of the 2011 Senior Notes. No proceeds were received by Delphi Corporation as a result of the exchange. In March 2014, Delphi redeemed for cash the entire $500 million aggregate principal amount outstanding of the 5.875% Senior Notes, financed by a portion of the proceeds received from the issuance of the 2014 Senior Notes, as defined below. In March 2015, Delphi redeemed for cash the entire $500 million aggregate principal amount outstanding of the 6.125% Senior Notes, financed by a portion of the proceeds from the issuance of the 2015 Senior Notes, as defined below. As a result of the redemptions of the 2011 Senior Notes, Delphi recognized losses on debt extinguishment of approximately $52 million during the three months ended March 31, 2015 and $33 million during the three months ended March 31, 2014.
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
On March 10, 2015, Delphi Automotive PLC issued €700 million in aggregate principal amount of 1.50% Euro-denominated senior unsecured notes due 2025 (the “2015 Senior Notes”) in a transaction registered under the Securities Act. The 2015 Senior Notes were priced at 99.54% of par, resulting in a yield to maturity of 1.55%. The proceeds were primarily utilized to redeem the 6.125% Senior Notes, and will also be used to fund future growth initiatives, such as acquisitions, and share repurchases. Delphi incurred approximately $5 million of issuance costs in connection with the 2015 Senior Notes. Interest is payable annually on March 10. The Company has designated the 2015 Senior Notes as a net investment hedge of the foreign currency exposure of its investments in certain Euro-denominated subsidiaries. Refer to Note. 14. Derivatives and Hedging Activities for further information.
Although the specific terms of each indenture governing each series of senior notes vary, the indentures contain certain restrictive covenants, including with respect to Delphi's (and Delphi's subsidiaries) ability to incur liens, enter into sale and leaseback transactions and merge with or into other entities. As of March 31, 2015, the Company was in compliance with the provisions of all series of the outstanding senior notes.
The 2013 Senior Notes and 2014 Senior Notes issued by Delphi Corporation are fully and unconditionally guaranteed, jointly and severally, by Delphi Automotive PLC and by certain of Delphi Automotive PLC's direct and indirect subsidiaries which are directly or indirectly 100% owned by Delphi Automotive PLC, subject to customary release provisions (other than in the case of Delphi Automotive PLC). The 2015 Senior Notes issued by Delphi Automotive PLC are fully and unconditionally guaranteed, jointly and severally, by certain of Delphi Automotive PLC's direct and indirect subsidiaries (including Delphi Corporation), which are directly or indirectly 100% owned by Delphi Automotive PLC, subject to customary release provisions.
Other Financing
Receivable factoring—Various accounts receivable factoring facilities are maintained in Europe and are accounted for as short-term debt. These uncommitted factoring facilities are available through various financial institutions. Delphi also maintains a €350 million committed European accounts receivable factoring facility, with borrowings being subject to the availability of eligible accounts receivable. No amounts were outstanding under these European accounts receivable factoring facilities as of March 31, 2015 and December 31, 2014.
In the first quarter of 2015, the Company entered into arrangements with various financial institutions to sell eligible trade receivables from certain aftermarket customers in North America. These arrangements have original terms of one year and may be renewed annually. The receivables under these arrangements are sold without recourse to the Company and are therefore accounted for as true sales. During the three months ended March 31, 2015, $27 million of receivables were sold under these arrangements, and expenses of less than $1 million were recognized within Interest expense.
Capital leases and other—As of March 31, 2015 and December 31, 2014, approximately $60 million and approximately $53 million, respectively, of other debt issued by certain non-U.S. subsidiaries and capital lease obligations were outstanding.
Interest—Cash paid for interest related to amounts outstanding totaled $50 million and $37 million for the three months ended March 31, 2015 and 2014, respectively.

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
Delphi sponsors a Supplemental Executive Retirement Program (“SERP”) for those employees who were U.S. executives of the former Delphi Corporation (now known as DPH Holdings Corp. (“DPHH”)) prior to September 30, 2008 and were still U.S. executives of Delphi on October 7, 2009, the effective date of the program. This program is unfunded. Executives receive benefits over 5 years after an involuntary or voluntary separation from Delphi. The SERP is closed to new members.
The amounts shown below reflect the defined benefit pension expense for the three months ended March 31, 2015 and 2014:

	Non-U.S. Plans		U.S. Plans

	Three Months Ended March 31,
	2015	2014	2015	2014

	(in millions)
Service cost	$15	$14	$—	$—
Interest cost	21	24	—	—
Expected return on plan assets	(20)	(19)	—	—
Amortization of actuarial losses	4	2	—	—
Net periodic benefit cost	$20	$21	$—	$—
Other postretirement benefit obligations were approximately $3 million and $3 million at March 31, 2015 and December 31, 2014, respectively.

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

GM Ignition Switch Recall
In the first quarter of 2014, GM, Delphi’s largest customer, initiated a product recall related to ignition switches. Delphi received requests for information from, and cooperated with, various government agencies related to this ignition switch recall. In addition, Delphi was initially named as a co-defendant along with GM (and in certain cases other parties) in class action and product liability lawsuits related to this matter. During the second quarter of 2014, all of the class action cases were transferred to the United States District Court for the Southern District of New York (the “District Court”) for coordinated pretrial proceedings. Two consolidated amended class action complaints were filed in the District Court during the fourth quarter of 2014. Delphi was not named as a defendant in either complaint. An additional class action complaint, brought outside of the consolidated class actions mentioned above, named Delphi as a defendant. Delphi believes the allegations contained in this additional class action are without merit, and intends to vigorously defend against them. Although no assurances can be made as to the ultimate outcome of these or any other future claims, Delphi does not believe a loss is probable and, accordingly, no reserve has been made as of March 31, 2015.
Unsecured Creditors Litigation
The Fourth Amended and Restated Limited Liability Partnership Agreement of Delphi Automotive LLP (the “Fourth LLP Agreement”) was entered into on July 12, 2011 by the members of Delphi Automotive LLP in order to position the Company for its initial public offering. Under the terms of the Fourth LLP Agreement, if cumulative distributions to the members of Delphi Automotive LLP under certain provisions of the Fourth LLP Agreement exceed $7.2 billion, Delphi, as disbursing agent on behalf of DPHH, is required to pay to the holders of allowed general unsecured claims against DPHH $32.50 for every $67.50 in excess of $7.2 billion distributed to the members, up to a maximum amount of $300 million. In December 2014, a complaint was filed in the United States Bankruptcy Court for the Southern District of New York alleging that the redemption by Delphi Automotive LLP of the membership interests of GM and the Pension Benefit Guaranty Corporation (the "PBGC"), and the repurchase of shares and payment of dividends by Delphi Automotive PLC, constituted distributions under the terms of the Fourth LLP Agreement approximating $7.2 billion. Delphi considers cumulative distributions through March 31, 2015 to be substantially below the $7.2 billion threshold, and intends to vigorously contest the allegations set forth in the complaint. Both sides have filed motions for summary judgment, with a hearing date scheduled for June 2015 on these summary judgment motions. This contingency is not considered probable of occurring as of March 31, 2015 and accordingly, no reserve has been recorded.
Brazil Matters
Delphi conducts significant business operations in Brazil that are subject to the Brazilian federal labor, social security, environmental, tax and customs laws, as well as a variety of state and local laws. While Delphi believes it complies with such laws, they are complex, subject to varying interpretations, and the Company is often engaged in litigation with government agencies regarding the application of these laws to particular circumstances. As of March 31, 2015, the majority of claims asserted against Delphi in Brazil relate to such litigation. The remaining claims in Brazil relate to commercial and labor litigation with private parties. As of March 31, 2015, claims totaling approximately $155 million (using March 31, 2015 foreign currency rates) have been asserted against Delphi in Brazil. As of March 31, 2015, the Company maintains accruals for these asserted claims of $27 million (using March 31, 2015 foreign currency rates). The amounts accrued represent claims that are deemed probable of loss and are reasonably estimable based on the Company’s analyses and assessment of the asserted claims and prior experience with similar matters. While the Company believes its accruals are adequate, the final amounts required to resolve these matters could differ materially from the Company’s recorded estimates and Delphi’s results of operations could be materially affected.
Environmental Matters
Delphi is subject to the requirements of U.S. federal, state, local and non-U.S. environmental and safety and health laws and regulations. As of March 31, 2015 and December 31, 2014, the undiscounted reserve for environmental investigation and remediation was approximately $5 million (of which $1 million was recorded in accrued liabilities and $4 million was recorded in other long-term liabilities) and $5 million (of which $1 million was recorded in accrued liabilities and $4 million was recorded in other long-term liabilities), respectively. Additionally, approximately $16 million and $16 million as of March 31, 2015 and December 31, 2014, respectively, of undiscounted reserve for environmental investigation and remediation attributable to discontinued operations was included within liabilities held for sale. Delphi cannot ensure that environmental requirements will not change or become more stringent over time or that its eventual environmental remediation costs and liabilities will not exceed the amount of its current reserves. In the event that such liabilities were to significantly exceed the amounts recorded, Delphi’s results of operations could be materially affected. At March 31, 2015, the difference between the recorded liabilities and the reasonably possible range of potential loss was not material.

Other Matters
In 2014, Delphi identified payments made by certain manufacturing facility employees in China, which were immaterial in amount, that may have violated certain provisions of the U.S. Foreign Corrupt Practices Act (the “FCPA”). Under the oversight of Delphi’s Audit Committee of the Board of Directors, Delphi engaged in a review of these matters with outside counsel and forensic auditors, and evaluated existing controls and compliance policies and procedures. Delphi completed additional compliance audits, undertook additional compliance training to reinforce its existing compliance programs and took appropriate action to strengthen its internal controls. Violations of the FCPA could result in criminal and/or civil liabilities and other forms of penalties or sanctions. Delphi has voluntarily disclosed these matters to the U.S. Department of Justice and the SEC, and has cooperated fully with these agencies. Although Delphi does not expect any significant adverse impact on the Company, there can be no assurance as to the ultimate outcome of these matters at this time.

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
The computation of the annual expected effective income tax rate at each interim period requires certain estimates and assumptions including, but not limited to, the expected pre-tax income (or loss) for the year, projections of the proportion of income (and/or loss) earned and taxed in respective jurisdictions, permanent and temporary differences, and the likelihood of the realizability of deferred tax assets generated in the current year. Jurisdictions with a projected loss for the year or a year-to-date loss for which no tax benefit or expense can be recognized due to a valuation allowance are excluded from the estimated annual effective tax rate. The impact of such an exclusion could result in a higher or lower effective tax rate during a particular quarter, based upon the composition and timing of actual earnings compared to annual projections. The estimates used to compute the provision or benefit for income taxes may change as new events occur, additional information is obtained or our tax environment changes. To the extent that the expected annual effective income tax rate changes, the effect of the change on prior interim periods is included in the income tax provision in the period in which the change in estimate occurs.
The Company's income tax expense and effective tax rate from continuing operations for the three months ended March 31, 2015 and 2014 were as follows:

	Three Months Ended March 31,
	2015	2014

	(dollars in millions)
Income tax expense	$61	$69
Effective tax rate	17%	18%
The Company’s effective tax rate from continuing operations was impacted by favorable geographic income mix in 2015 as compared to 2014, primarily due to changes in the underlying operations of the business as well as tax planning initiatives, and the resulting favorable impact on foreign tax credits. The Company’s effective tax rate from continuing operations was also impacted by the tax expense (benefit) associated with unusual or infrequent items for the respective interim period as illustrated in the following table:

	Three Months Ended March 31,
	2015	2014

	(in millions)
Other change in tax reserves (1)	$1	$(3)
Other adjustments (2)	—	(1)
Income tax expense (benefit) associated with unusual or infrequent items	$1	$(4)

(1)	For the three months ended March 31, 2015 and March 31, 2014, the tax expense and benefits, respectively, primarily relate to adjustments in tax reserves which were individually insignificant.

(2)	For the three months ended March 31, 2014, the tax benefits primarily relate to provision to return adjustments and other items which were individually insignificant.

Delphi Automotive PLC is a U.K. resident taxpayer and, we believe, not a domestic corporation for U.S. federal income tax purposes, and as such is not subject to U.S. tax, and generally not subject to U.K. tax on remitted foreign earnings.
Cash paid or withheld for income taxes was $65 million and $71 million for the three months ended March 31, 2015 and 2014 respectively, including amounts attributable to discontinued operations.
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
If these entities are treated as domestic corporations for U.S. federal income tax purposes, the Company will be subject to U.S. federal income tax on its worldwide taxable income, including distributions, as well as deemed income inclusions from some of its non-U.S. subsidiaries. This could have a material adverse impact on our income tax liability in the future. However, the Company may also benefit from deducting certain expenses that are currently not deducted in the U.S. As a U.S. company, any dividends we pay to non-U.S. shareholders could also be subject to U.S. federal income tax withholding at a rate of 30% (unless reduced or eliminated by an income tax treaty), and it is possible that tax may be withheld on such dividends in certain circumstances even before a final determination has been made with respect to the Company's U.S. income tax status. In addition, we could be liable for the failure by Delphi Automotive LLP to withhold U.S. federal income taxes on distributions to its non-U.S. members for periods beginning on or after the Acquisition Date. If we are unsuccessful in contesting the IRS’s assertion, we expect any unfavorable final outcome to adversely impact our tax position, most significantly in future periods, by increasing our annual effective tax rate to approximately 20% to 22%. For the three months ended March 31, 2015, our effective tax rate was 17%. Although the outcome currently remains uncertain, the Company continues to maintain its position that neither Delphi Automotive LLP nor Delphi Automotive PLC should be treated as a domestic corporation for U.S. tax purposes. Accordingly, no adjustment for this matter has been recorded as of March 31, 2015.

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

Weighted Average Shares
The following table illustrates net income per share attributable to Delphi and the weighted average shares outstanding used in calculating basic and diluted income per share:

	Three Months Ended March 31,
	2015	2014

	(in millions, except per share data)
Numerator:
Income from continuing operations	$288	$310
(Loss) income from discontinued operations	(79)	10
Net income attributable to Delphi	$209	$320
Denominator:
Weighted average ordinary shares outstanding, basic	290.90	305.85
Dilutive shares related to restricted stock units ("RSUs")	0.91	1.04
Weighted average ordinary shares outstanding, including dilutive shares	291.81	306.89

Basic net income (loss) per share:
Continuing operations	$0.99	$1.02
Discontinued operations	(0.27)	0.03
Basic net income per share attributable to Delphi	$0.72	$1.05
Diluted net income (loss) per share:
Continuing operations	$0.99	$1.01
Discontinued operations	(0.27)	0.03
Diluted net income per share attributable to Delphi	$0.72	$1.04
Anti-dilutive securities share impact	—	—
Share Repurchase Program
In January 2014, the Board of Directors authorized a share repurchase program of up to $1 billion of ordinary shares, which was completed in March 2015. In January 2015, the Board of Directors authorized a new share repurchase program of up to $1.5 billion of ordinary shares. This share repurchase program provides for share purchases in the open market or in privately negotiated transactions, depending on share price, market conditions and other factors, as determined by the Company. This program commenced following the completion of the Company's January 2014 share repurchase program in March 2015.
A summary of the ordinary shares repurchased during the three months ended March 31, 2015 and 2014 is as follows:

	Three Months Ended March 31,
	2015	2014
Total number of shares repurchased	3,233,146	2,376,391
Average price paid per share	$74.17	$66.14
Total (in millions)	$240	$157
As of March 31, 2015, approximately $1,426 million of share repurchases remained available under the January 2015 share repurchase program. During the period from April 1, 2015 to April 29, 2015, the Company repurchased an additional $80 million worth of shares pursuant to a trading plan with set trading instructions established by the Company. As a result, approximately $1,346 million of share repurchases remain available under the January 2015 share repurchase program. All repurchased shares were retired, and are reflected as a reduction of ordinary share capital for the par value of the shares, with the excess applied as reductions to additional paid-in capital and retained earnings.

Dividends
On February 26, 2013, the Board of Directors approved the initiation of dividend payments on the Company's ordinary shares. In January 2014, the Board of Directors increased the annual dividend rate from $0.68 to $1.00 per ordinary share. The Company has declared and paid cash dividends per common share during the periods presented as follows:

	Dividend	Amount
	Per Share	(in millions)
2015:
First quarter	$0.25	$73
Total	$0.25	$73
2014:
Fourth quarter	$0.25	$73
Third quarter	0.25	75
Second quarter	0.25	76
First quarter	0.25	77
Total	$1.00	$301
Other
Prior to the completion of the initial public offering on November 22, 2011, net income and other changes to membership interests were allocated to the respective outstanding classes based on the cumulative distribution provisions of the Fourth LLP Agreement.
Under the terms of the Fourth LLP Agreement, if cumulative distributions to the members of Delphi Automotive LLP under certain provisions of the Fourth LLP Agreement exceed $7.2 billion, Delphi, as disbursing agent on behalf of DPHH, is required to pay to the holders of allowed general unsecured claims against DPHH $32.50 for every $67.50 in excess of $7.2 billion distributed to the members, up to a maximum amount of $300 million. This contingency is not considered probable of occurring as of March 31, 2015 and accordingly, no reserve has been recorded. Refer to Note 10. Commitments and Contingencies for additional information.

13. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The changes in accumulated other comprehensive income (loss) attributable to Delphi (net of tax) for the three months ended March 31, 2015 and 2014 are shown below. Other comprehensive income includes activity relating to discontinued operations.

	Three Months Ended March 31,
	2015	2014

	(in millions)
Foreign currency translation adjustments:
Balance at beginning of period	$(333)	$(17)
Aggregate adjustment for the period	(232)	(10)
Balance at end of period	(565)	(27)

Gains (losses) on derivatives:
Balance at beginning of period	(78)	2
Other comprehensive income before reclassifications (net tax effect of $6 million and $7 million)	(23)	(34)
Reclassification to income (net tax effect of $5 million and $1 million)	19	1
Balance at end of period	(82)	(31)

Pension and postretirement plans:
Balance at beginning of period	(330)	(222)
Other comprehensive income before reclassifications (net tax effect of $4 million and $0 million)	24	(1)
Reclassification to income (net tax effect of $1 million and $0 million)	3	2
Balance at end of period	(303)	(221)

Accumulated other comprehensive loss, end of period	$(950)	$(279)

Reclassifications from accumulated other comprehensive income to income for the three months ended March 31, 2015 and 2014 were as follows:

Reclassification out of Accumulated Other Comprehensive Income
	Three Months Ended
Details About Accumulated Other Comprehensive Income Components	March 31, 2015	March 31, 2014	Affected Line Item in the Statement of Operations

	(in millions)
Gains (losses) on derivatives:
Commodity derivatives	$(10)	$(4)	Cost of sales
Foreign currency derivatives	(14)	2	Cost of sales
Foreign currency derivatives	—	2	Other income
	(24)	—	Income before income taxes
	5	(1)	Income tax expense
	(19)	(1)	Net income
	—	—	Net income attributable to noncontrolling interest
	$(19)	$(1)	Net income attributable to Delphi

Pension and postretirement plans:
Actuarial gains/(losses)	$(4)	$(2)	(1)
	(4)	(2)	Income before income taxes
	1	—	Income tax expense
	(3)	(2)	Net income
	—	—	Net income attributable to noncontrolling interest
	$(3)	$(2)	Net income attributable to Delphi

Total reclassifications for the period	$(22)	$(3)

(1)	These accumulated other comprehensive loss components are included in the computation of net periodic pension cost (see Note 9. Pension Benefits for additional details).

14. DERIVATIVES AND HEDGING ACTIVITIES
Delphi is exposed to market risk, such as fluctuations in foreign currency exchange rates, commodity prices and changes in interest rates, which may result in cash flow risks. To manage the volatility relating to these exposures, Delphi aggregates the exposures on a consolidated basis to take advantage of natural offsets. For exposures that are not offset within its operations, Delphi enters into various derivative transactions pursuant to its risk management policies, which prohibit holding or issuing derivative financial instruments for speculative purposes, and designation of derivative instruments is performed on a transaction basis to support hedge accounting. The changes in fair value of these hedging instruments are offset in part or in whole by corresponding changes in the fair value or cash flows of the underlying exposures being hedged. Delphi assesses the initial and ongoing effectiveness of its hedging relationships in accordance with its documented policy. As of March 31, 2015, Delphi has entered into derivative instruments to hedge cash flows extending out to June 2017.
Additionally, in the first quarter of 2015, the Company has designated the €700 million Euro-denominated 2015 Senior Notes as a net investment hedge of the foreign currency exposure of its investments in certain Euro-denominated subsidiaries. Due to the high degree of effectiveness between the hedging instrument and the exposure being hedged, fluctuations in the value of the Euro-denominated debt due to exchange rate changes are recognized in Cumulative translation adjustment within Other comprehensive income to offset changes in the value of the net investment of these Euro-denominated operations.

As of March 31, 2015, the Company had the following outstanding notional amounts related to commodity and foreign currency forward contracts that were entered into to hedge forecasted exposures:

Commodity	Quantity Hedged	Unit of Measure	Notional Amount (Approximate USD Equivalent)

	(in thousands)		(in millions)
Copper	111,038	pounds	$300
Primary Aluminum	18,069	pounds	15

Foreign Currency	Quantity Hedged	Unit of Measure	Notional Amount (Approximate USD Equivalent)

	(in millions)
Mexican Peso	11,790	MXN	$775
Polish Zloty	310	PLN	80
Chinese Yuan Renminbi	506	CNY	80
New Turkish Lira	183	TRY	70
Hungarian Forint	18,719	HUF	70
Brazilian Real	108	BRL	35
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
The fair value of derivative financial instruments recorded in the consolidated balance sheets as of March 31, 2015 and December 31, 2014 are as follows:

	Asset Derivatives		Liability Derivatives		Net Amounts of Assets and Liabilities Presented in the Balance Sheet
	Balance Sheet Location	March 31, 2015	Balance Sheet Location	March 31, 2015	March 31, 2015

	(in millions)
Designated derivatives instruments:
Commodity derivatives	Other current assets	$—	Accrued liabilities	$22
Foreign currency derivatives*	Other current assets	1	Other current assets	—	1
Foreign currency derivatives*	Accrued liabilities	9	Accrued liabilities	62	(53)
Commodity derivatives	Other long-term assets	—	Other long-term liabilities	9
Foreign currency derivatives*	Other long-term assets	2	Other long-term assets	1	1
Foreign currency derivatives*	Other long-term liabilities	7	Other long-term liabilities	35	(28)
Total		$19		$129

	Asset Derivatives		Liability Derivatives		Net Amounts of Assets and Liabilities Presented in the Balance Sheet
	Balance Sheet Location	December 31, 2014	Balance Sheet Location	December 31, 2014	December 31, 2014

	(in millions)
Designated derivatives instruments:
Commodity derivatives	Other current assets	$—	Accrued liabilities	$19
Foreign currency derivatives*	Accrued liabilities	3	Accrued liabilities	48	(45)
Commodity derivatives	Other long-term assets	—	Other long-term liabilities	8
Foreign currency derivatives*	Other long-term liabilities	2	Other long-term liabilities	34	(32)
Total		$5		$109
Derivatives not designated:
Foreign currency derivatives*	Accrued liabilities	$1	Accrued liabilities	$1	—
Total		$1		$1
* Derivative instruments within this category are subject to master netting arrangements and are presented on a net basis in the consolidated balance sheets in accordance with accounting guidance related to the offsetting of amounts related to certain contracts.
The fair value of Delphi’s derivative financial instruments was in a net liability position as of March 31, 2015 and December 31, 2014.
The pre-tax effect of derivative financial instruments in the consolidated statement of operations and consolidated statement of comprehensive income for the three months ended March 31, 2015 is as follows:

Three Months Ended March 31, 2015	Loss Recognized in OCI (Effective Portion)	Loss Reclassified from OCI into Income (Effective Portion)	Gain Recognized in Income (Ineffective Portion Excluded from Effectiveness Testing)

	(in millions)
Designated derivatives instruments:
Commodity derivatives	$(14)	$(10)	$—
Foreign currency derivatives	(18)	(14)	—
Total	$(32)	$(24)	$—

Loss Recognized in Income

(in millions)
Derivatives not designated:
Commodity derivatives	$—
Foreign currency derivatives	(1)
Total	$(1)

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
The gain or loss reclassified from OCI into income for the effective portion of designated derivative instruments and the gain or loss recognized in income for the ineffective portion of designated derivative instruments excluded from effectiveness testing were recorded to other income, net and cost of sales in the consolidated statements of operations for the three months ended March 31, 2015 and 2014. The gain or loss recognized in income for non-designated derivative instruments was recorded in other income, net and cost of sales for the three months ended March 31, 2015 and 2014.
Gains and losses on derivatives qualifying as cash flow hedges are recorded in OCI, to the extent that hedges are effective, until the underlying transactions are recognized in earnings. Unrealized amounts in accumulated OCI will fluctuate based on changes in the fair value of hedge derivative contracts at each reporting period. Losses included in accumulated OCI as of March 31, 2015 were approximately $111 million (approximately $82 million net of tax). Of this total, approximately $74 million of losses are expected to be included in cost of sales within the next 12 months and $37 million of losses are expected to be included in cost of sales in subsequent periods. Cash flow hedges are discontinued when Delphi determines it is no longer probable that the originally forecasted transactions will occur. The amount included in cost of sales related to cash flow hedge ineffectiveness was insignificant for the three months ended March 31, 2015 and 2014, respectively.
Changes in the value of the Euro-denominated debt designated as a net investment hedge are recorded in Cumulative translation adjustment within OCI to offset changes in the value of the net investment in Euro-denominated operations. During the three months ended March 31, 2015, $2 million of losses were recognized in OCI. Gains or losses on net investment hedges are reclassified to earnings only when the related currency translation adjustments are required to be reclassified, usually upon sale or liquidation of the investment, and there were no amounts reclassified or recognized for ineffectiveness in the three months ended March 31, 2015. Cumulative losses included in accumulated OCI on the net investment hedge as of March 31, 2015 were approximately $2 million due to the strengthening of the Euro relative to the U.S. dollar over the term of this arrangement.

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
As of March 31, 2015 and December 31, 2014, Delphi was in a net derivative liability position of $110 million and $104 million, respectively, and no significant adjustments were recorded for nonperformance risk based on the application of peer companies’ CDS rates and because Delphi’s exposures were to counterparties with investment grade credit ratings.
As described in Note 17. Acquisitions and Divestitures, as of March 31, 2015, additional contingent consideration may be earned as a result of Delphi's acquisition agreement for Antaya. The measurement of the liability for this contingent consideration is based on significant inputs that are not observable in the market, and is therefore classified as a Level 3 measurement in accordance with ASU Topic 820-10-35. Examples of utilized unobservable inputs are estimated future earnings of Antaya and applicable discount rates. The estimate of the liability may fluctuate if there are changes in the forecast of Antaya's future earnings or as a result of actual earnings levels achieved. The liability was classified within Other long-term liabilities in the consolidated balance sheet at March 31, 2015 and December 31, 2014. Adjustments to this liability for interest accretion are recognized in Interest expense, and any other changes in the fair value of this liability will be recognized within Other income (expense) in the consolidated statement of operations.
As of March 31, 2015 and December 31, 2014, Delphi had the following assets measured at fair value on a recurring basis:

	Total	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3

(in millions)
As of March 31, 2015:
Commodity derivatives	$—	$—	$—	$—
Foreign currency derivatives	2	—	2	—
Total	$2	$—	$2	$—
As of December 31, 2014:
Commodity derivatives	$—	$—	$—	$—
Foreign currency derivatives	—	—	—	—
Total	$—	$—	$—	$—

As of March 31, 2015 and December 31, 2014, Delphi had the following liabilities measured at fair value on a recurring basis:

	Total	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3

	(in millions)
As of March 31, 2015:
Commodity derivatives	$30	$—	$30	$—
Foreign currency derivatives	82	—	82	—
Contingent consideration	12	—	—	12
Total	$124	$—	$112	$12
As of December 31, 2014:
Commodity derivatives	$27	$—	$27	$—
Foreign currency derivatives	77	—	77	—
Contingent consideration	11	—	—	11
Total	$115	$—	$104	$11
The changes in the contingent consideration liability classified as a Level 3 measurement were as follows:

March 31, 2015

(in millions)
Fair value at beginning of period	$11
Additions	—
Payments	—
Interest accretion	1
Fair value at end of period	$12
Financial Instruments
Delphi’s non-derivative financial instruments include debt, which consists of its accounts receivable factoring arrangements, capital leases and other debt issued by Delphi’s non-U.S. subsidiaries, the Tranche A Term Loan, the 2013 Senior Notes, the 2014 Senior Notes and the 2015 Senior Notes. The fair value of debt is based on quoted market prices for instruments with public market data or significant other observable inputs for instruments without a quoted public market price (Level 2). As of March 31, 2015 and December 31, 2014, total debt was recorded at $2,717 million and $2,451 million, respectively, and had estimated fair values of $2,810 million and $2,567 million, respectively. For all other financial instruments recorded at March 31, 2015 and December 31, 2014, fair value approximates book value.
Fair Value Measurements on a Nonrecurring Basis
In addition to items that are measured at fair value on a recurring basis, Delphi also has items in its balance sheet that are measured at fair value on a nonrecurring basis. As these items are not measured at fair value on a recurring basis, they are not included in the tables above. Nonfinancial assets and liabilities that are measured at fair value on a nonrecurring basis include long-lived assets, assets held for sale, intangible assets, asset retirement obligations, share-based compensation and liabilities for exit or disposal activities measured at fair value upon initial recognition. During the three months ended March 31, 2015, Delphi recorded non-cash asset impairment charges of $2 million in cost of sales related to declines in the fair values of certain fixed assets. No impairment charges were recorded during the three months ended March 31, 2014. Fair value of long-lived assets is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved and a review of appraisals. As such, Delphi has determined that the fair value measurements of long-lived assets fall in Level 3 of the fair value hierarchy.
Additionally, as further described in Note 21. Discontinued Operations, an after-tax impairment loss of approximately $88 million was recorded in Loss from discontinued operations in the three months ended March 31, 2015 based on the evaluation and estimate of the fair value of the Company's interest in KDAC of approximately $32 million, determined primarily based on the status of recent discussions with a third party and based on a non-binding offer from that potential buyer, in relation to the carrying value of this interest.

16. OTHER INCOME, NET
Other income (expense), net included:

	Three Months Ended March 31,
	2015	2014

	(in millions)
Interest income	$1	$2
Loss on extinguishment of debt	(52)	(34)
Gain on insurance recovery	—	14
Other, net	(3)	1
Other expense, net	$(54)	$(17)
As further discussed in Note 8. Debt, during the three months ended March 31, 2015, Delphi redeemed for cash the entire aggregate principal amount outstanding of the 6.125% Senior Notes, resulting in a loss on debt extinguishment of approximately $52 million.
During the three months ended March 31, 2014 Delphi redeemed for cash the entire aggregate principal amount outstanding of the 5.875% Senior Notes and repaid a portion of its indebtedness on the Tranche A Term Loan, resulting in a loss on extinguishment of debt of approximately $34 million. Additionally, during the three months ended March 31, 2014, Delphi reached a final settlement with its insurance carrier related to a business interruption insurance claim, and received proceeds from this settlement of approximately $14 million, net of related costs and expenses.

17. ACQUISITIONS AND DIVESTITURES
Sale of Thermal Systems Business
In February 2015, the Company entered into a definitive agreement for the sale of substantially all of the assets and liabilities of the Company's wholly-owned Thermal Systems business. The Company also committed to a plan to dispose of its interests in two joint ventures which were previously reported within the Thermal Systems segment. Accordingly, the Company has determined that the Thermal Systems business met the criteria to be classified as a discontinued operation as of March 31, 2015. Refer to Note 21. Discontinued Operations for further disclosure related to the Company's discontinued operations and the related assets and liabilities classified as held for sale as of March 31, 2015.
Acquisition of Antaya Technologies Corporation
On October 31, 2014, the Company acquired 100% of the share capital of Antaya Technologies Corporation (“Antaya”), a leading manufacturer of on-glass connectors to the global automotive industry for approximately $151 million. Antaya has a global footprint with locations in Asia, Europe and North America. The Company paid $140 million at closing, with an additional cash payment of up to $40 million due upon the achievement of certain financial performance metrics over a 3-year period ending October 31, 2017. The range of the undiscounted amounts the Company could be required to pay for this earn-out payment is between $0 and $40 million. The liability for this contingent consideration is re-measured to fair value at each reporting date based on a probability-weighted discounted cash flow analysis using a rate that reflects the uncertainty surrounding the expected outcomes, which the Company believes is appropriate and representative of market participant assumptions. Any future changes to the fair value of the contingent consideration will be determined each period and recorded to Other income (expense), net in the consolidated statement of operations. As of the closing date of the acquisition, the contingent consideration was assigned a fair value of approximately $11 million. The results of operations of Antaya are reported within the Electrical/Electronic Architecture segment from the date of acquisition.
The acquisition was accounted for as a business combination, with the total purchase price allocated on a preliminary basis using information available, in the fourth quarter of 2014. The purchase price and related allocation were finalized in the three months ended March 31, 2015, and resulted in no adjustments from the amounts disclosed as of December 31, 2014. The final purchase price and related allocation are shown below (in millions):

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
Acquisition of Unwired Holdings, Inc.
On October 1, 2014, Delphi acquired 100% of the equity interests of Unwired Holdings, Inc., ("Unwired"), a media connectivity module supplier to the global automotive industry, for $190 million, net of approximately $19 million for acquired cash, excess net working capital and certain tax benefits, which are subject to certain post-closing adjustments. The results of operations of Unwired are reported within the Electrical/Electronic Architecture segment from the date of acquisition.
The acquisition was accounted for as a business combination, with the total purchase price allocated on a preliminary basis using information available, in the fourth quarter of 2014. Minor adjustments were recorded in the first quarter of 2015 to goodwill and other assets purchased and liabilities assumed, from the amounts disclosed as of December 31, 2014. These adjustments were not significant for any period presented after the acquisition date. The preliminary purchase price and related allocation to the acquired net assets of Unwired based on their estimated fair values is shown below (in millions):
Assets acquired and liabilities assumed

Purchase price, cash consideration	$190
Purchase price, acquired cash, excess net working capital and certain tax benefits	19
Total purchase price	$209

Definite-lived intangible assets	$63
Other assets purchased and liabilities assumed, net	19
Identifiable net assets acquired	82
Goodwill resulting from purchase	127
Total purchase price allocation	$209
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
Exit of Argentina Electrical Wiring Business
In April 2015, Delphi completed the exit of its Electrical Wiring business located in Argentina, which was previously reported in the Electrical/Electronic Architecture segment. Delphi will recognize a loss on the disposal of this business of approximately $14 million in the second quarter of 2015, which includes a cash payment by Delphi to the buyer of approximately $7 million. The results of operations of this business, including the loss on disposal, were not significant to the consolidated financial statements for any period presented, and the disposal did not meet the discontinued operations criteria.

18. SHARE-BASED COMPENSATION
Long Term Incentive Plan
The Delphi Automotive PLC Long-Term Incentive Plan, as amended and restated effective April 23, 2015 (the “PLC LTIP”), allows for the grant of awards of up to 22,977,116 ordinary shares for long-term compensation. The PLC LTIP is designed to align the interests of management and shareholders. The awards can be in the form of shares, options, stock appreciation rights, restricted stock, restricted stock units ("RSUs"), performance awards, and other share-based awards to the employees, directors, consultants and advisors of the Company. The Company awarded annual long-term grants of RSUs under the PLC LTIP in each year from 2012 to 2015 in order to align management compensation with Delphi's overall business strategy. The Company has competitive and market-appropriate shareholding requirements. All of the RSUs granted under the PLC LTIP are eligible to receive dividend equivalents for any dividend paid from the grant date through the vesting date. Dividend equivalents are generally paid out in ordinary shares upon vesting of the underlying RSUs. Amounts disclosed within this note include amounts attributable to the Company's discontinued operations, unless otherwise noted.
Board of Director Awards
On April 3, 2014, Delphi granted 24,144 RSUs to the Board of Directors at a grant date fair value of approximately $2 million. The grant date fair value was determined based on the closing price of the Company's ordinary shares on April 3, 2014. The RSUs vested on April 22, 2015, and 24,482 ordinary shares, which included shares issued in connection with dividend equivalents, were issued to members of the Board of Directors at a fair value of approximately $2 million. 2,673 ordinary shares were withheld to cover the minimum U.K. withholding taxes.
On April 23, 2015, Delphi granted 20,347 RSUs to the Board of Directors at a grant date fair value of approximately $2 million. The grant date fair value was determined based on the closing price of the Company's ordinary shares on April 23, 2015. The RSUs will vest on April 27, 2016, the day before the 2016 annual meeting of shareholders.
Executive Awards
Delphi has made annual grants of RSUs to its executives in February of each year beginning in 2012. These awards include a time-based vesting portion and a performance-based vesting portion, as well as continuity awards in certain years. The time-based RSUs, which make up 25% of the awards for Delphi’s officers and 50% for Delphi’s other executives, vest ratably over three years beginning on the first anniversary of the grant date. The performance-based RSUs, which make up 75% of the awards for Delphi’s officers and 50% for Delphi’s other executives, vest at the completion of a three-year performance period if certain targets are met. Each executive will receive between 0% and 200% of his or her target performance-based award based on the Company’s performance against established company-wide performance metrics, which are:

Metric	2013 - 2015 Grants	2012 Grant
Average return on net assets (1)	50%	50%
Cumulative net income	N/A	30%
Cumulative earnings per share (2)	30%	N/A
Relative total shareholder return (3)	20%	20%

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

The details of the executive grants were as follows:

Grant Date	RSUs Granted	Time-Based Award Vesting Dates	Performance-Based Award Vesting Date
	(in millions)
February 2012	1.88	Annually on anniversary of grant date, 2013 - 2015	December 31, 2014
February 2013	1.45	Annually on anniversary of grant date, 2014 - 2016	December 31, 2015
February 2014	0.78	Annually on anniversary of grant date, 2015 - 2017	December 31, 2016
February 2015	0.90	Annually on anniversary of grant date, 2016 - 2018	December 31, 2017
Any new executives hired after the annual executive RSU grant date may be eligible to participate in the PLC LTIP. Any off cycle grants made for new hires are valued at their grant date fair value based on the closing price of the Company's ordinary shares on the date of such grant.
In February 2014, under the time-based vesting terms of the 2012 and 2013 grants, 365,930 ordinary shares were issued to Delphi executives at a fair value of $23 million, of which 131,913 ordinary shares were withheld to cover minimum withholding taxes.
In February 2015, under the time-based vesting terms of the 2012, 2013 and 2014 grants, 535,345 ordinary shares were issued to Delphi executives at a fair value of $42 million, of which 199,211 ordinary shares were withheld to cover minimum withholding taxes.
The performance-based RSUs associated with the 2012 grant vested at the completion of a three-year performance period on December 31, 2014, and in the first quarter of 2015, 1,364,966 ordinary shares were issued to Delphi executives at a fair value of $107 million, of which 545,192 ordinary shares were withheld to cover minimum withholding taxes.
The grant date fair value of the RSUs is determined based on the closing price of the Company’s ordinary shares on the date of the grant of the award, including an estimate for forfeitures, and a contemporaneous valuation performed by an independent valuation specialist with respect to the relative total shareholder return awards. Based on the target number of awards issued for the February 2015, 2014 and 2013 grants, the fair value at grant date was estimated to be approximately $76 million, $53 million and $60 million, respectively.
A summary of activity, including award grants, vesting and forfeitures is provided below:

	RSUs	Weighted Average Grant Date Fair Value
	(in thousands)
Nonvested, January 1, 2015	2,274	$50.38
Granted	902	84.31
Vested	(526)	39.92
Forfeited	(57)	55.91
Nonvested, March 31, 2015	2,593	64.19
Delphi recognized compensation expense of $14 million ($11 million, net of tax) and $14 million ($11 million, net of tax) based on the Company’s best estimate of ultimate performance against the respective targets during the three months ended March 31, 2015 and 2014, respectively. Delphi will continue to recognize compensation expense, based on the grant date fair value of the awards applied to the Company’s best estimate of ultimate performance against the respective targets, over the requisite vesting periods of the awards. Based on the grant date fair value of the awards and the Company’s best estimate of ultimate performance against the respective targets as of March 31, 2015, unrecognized compensation expense on a pretax basis of approximately $134 million is anticipated to be recognized over a weighted average period of approximately 2 years. For the three months ended March 31, 2015 and 2014, respectively, approximately $58 million and $8 million of cash was paid and reflected as a financing activity in the statements of cash flows related to the minimum statutory tax withholding for vested RSUs.

19. SUPPLEMENTAL GUARANTOR AND NON-GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
Basis of Presentation
Notes Issued by the Subsidiary Issuer
As described in Note 8. Debt, Delphi Corporation (the "Subsidiary Issuer/Guarantor"), a 100% owned subsidiary of Delphi Automotive PLC (the "Parent"), issued the 2011 Senior Notes, the 2013 Senior Notes and the 2014 Senior Notes, each of which were registered under the Securities Act. The 2011 Senior Notes were subsequently redeemed and extinguished in March 2014 and March 2015. The 2013 Senior Notes, 2014 Senior Notes and, prior to their redemption, the 2011 Senior Notes, are fully and unconditionally guaranteed by Delphi Automotive PLC and certain of Delphi Automotive PLC's direct and indirect subsidiary companies, which are directly or indirectly 100% owned by Delphi Automotive PLC (the “Subsidiary Guarantors”), on a joint and several basis, subject to customary release provisions (other than in the case of Delphi Automotive PLC). All other consolidated direct and indirect subsidiaries of Delphi Automotive PLC are not subject to the guarantees (“Non-Guarantor Subsidiaries”).
Notes Issued by the Parent
In March 2015, Delphi Automotive PLC issued the 2015 Senior Notes in a transaction registered under the Securities Act. The 2015 Senior Notes are fully and unconditionally guaranteed on a joint and several basis, subject to customary release provisions, by certain of Delphi Automotive PLC's direct and indirect subsidiary companies (the “Subsidiary Guarantors”), and Delphi Corporation, each of which are directly or indirectly 100% owned by Delphi Automotive PLC. All other consolidated direct and indirect subsidiaries of Delphi Automotive PLC are not subject to the guarantee (“Non-Guarantor Subsidiaries”).
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
The historical presentation of certain intercompany accounts and activity within the supplemental guarantor condensed consolidating financial statements has been revised to be consistent with the presentation as of March 31, 2015.

Statement of Operations Three Months Ended March 31, 2015

	Parent	Subsidiary Guarantors	Subsidiary Issuer/Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated

	(in millions)
Net sales	$—	$—	$—	$3,797	$—	$3,797
Operating expenses:
Cost of sales	—	—	—	3,056	—	3,056
Selling, general and administrative	(18)	—	—	273	—	255
Amortization	—	—	—	24	—	24
Restructuring	—	—	—	16	—	16
Total operating expenses	(18)	—	—	3,369	—	3,351
Operating income	18	—	—	428	—	446
Interest (expense) income	(20)	(6)	(45)	(30)	69	(32)
Other income (expense), net	—	15	(26)	26	(69)	(54)
(Loss) income from continuing operations before income taxes and equity income	(2)	9	(71)	424	—	360
Income tax benefit (expense)	—	—	26	(87)	—	(61)
(Loss) income from continuing operations before equity income	(2)	9	(45)	337	—	299
Equity in net income of affiliates	—	—	—	5	—	5
Equity in net income (loss) of subsidiaries	211	202	79	—	(492)	—
Income from continuing operations	209	211	34	342	(492)	304
Loss from discontinued operations, net of tax	—	—	—	(75)	—	(75)
Net income (loss)	209	211	34	267	(492)	229
Net income attributable to noncontrolling interest	—	—	—	20	—	20
Net income (loss) attributable to Delphi	$209	$211	$34	$247	$(492)	$209

Statement of Operations Three Months Ended March 31, 2014

	Parent	Subsidiary Guarantors	Subsidiary Issuer/Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated

	(in millions)
Net sales	$—	$—	$—	$3,897	$—	$3,897
Operating expenses:
Cost of sales	—	—	—	3,164	—	3,164
Selling, general and administrative	5	—	—	243	—	248
Amortization	—	—	—	24	—	24
Restructuring	—	—	—	21	—	21
Total operating expenses	5	—	—	3,452	—	3,457
Operating (loss) income	(5)	—	—	445	—	440
Interest (expense) income	(4)	(6)	(47)	(18)	40	(35)
Other income (expense), net	—	15	(19)	27	(40)	(17)
(Loss) income from continuing operations before income taxes and equity income	(9)	9	(66)	454	—	388
Income tax benefit (expense)	—	—	24	(93)	—	(69)
(Loss) income from continuing operations before equity income	(9)	9	(42)	361	—	319
Equity in net income of affiliates	—	—	—	7	—	7
Equity in net income (loss) of subsidiaries	329	320	70	—	(719)	—
Income from continuing operations	320	329	28	368	(719)	326
Income from discontinued operations, net of tax	—	—	—	15	—	15
Net income (loss)	320	329	28	383	(719)	341
Net income attributable to noncontrolling interest	—	—	—	21	—	21
Net income (loss) attributable to Delphi	$320	$329	$28	$362	$(719)	$320

Statement of Comprehensive Income Three Months Ended March 31, 2015

	Parent	Subsidiary Guarantors	Subsidiary Issuer/Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated

	(in millions)
Net income (loss)	$209	$211	$34	$267	$(492)	$229
Other comprehensive income (loss):
Currency translation adjustments	—	—	—	(234)	—	(234)
Net change in unrecognized loss on derivative instruments, net of tax	—	—	—	(4)	—	(4)
Employee benefit plans adjustment, net of tax	—	—	—	27	—	27
Other comprehensive loss	—	—	—	(211)	—	(211)
Equity in other comprehensive (loss) income of subsidiaries	(209)	(211)	(1)	—	421	—
Comprehensive income (loss)	—	—	33	56	(71)	18
Comprehensive income attributable to noncontrolling interests	—	—	—	18	—	18
Comprehensive income (loss) attributable to Delphi	$—	$—	$33	$38	$(71)	$—

Statement of Comprehensive Income Three Months Ended March 31, 2014

	Parent	Subsidiary Guarantors	Subsidiary Issuer/Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated

	(in millions)
Net income (loss)	$320	$329	$28	$383	$(719)	$341
Other comprehensive income (loss):
Currency translation adjustments	—	—	—	(14)	—	(14)
Net change in unrecognized loss on derivative instruments, net of tax	—	—	—	(33)	—	(33)
Employee benefit plans adjustment, net of tax	—	—	—	1	—	1
Other comprehensive loss	—	—	—	(46)	—	(46)
Equity in other comprehensive (loss) income of subsidiaries	(42)	(51)	(8)	—	101	—
Comprehensive income (loss)	278	278	20	337	(618)	295
Comprehensive income attributable to noncontrolling interests	—	—	—	17	—	17
Comprehensive income (loss) attributable to Delphi	$278	$278	$20	$320	$(618)	$278

Balance Sheet as of March 31, 2015

	Parent	Subsidiary Guarantors	Subsidiary Issuer/Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated

	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$11	$—	$—	$547	$—	$558
Restricted cash	—	—	—	1	—	1
Accounts receivable, net	—	—	—	2,677	—	2,677
Intercompany receivables, current	90	982	1,618	2,177	(4,867)	—
Inventories	—	—	—	1,081	—	1,081
Other current assets	—	—	—	533	—	533
Current assets held for sale	—	—	—	837	—	837
Total current assets	101	982	1,618	7,853	(4,867)	5,687
Long-term assets:
Intercompany receivables, long-term	—	789	962	1,522	(3,273)	—
Property, net	—	—	—	2,905	—	2,905
Investments in affiliates	—	—	—	101	—	101
Investments in subsidiaries	5,982	6,068	1,770	—	(13,820)	—
Intangible assets, net	—	—	—	1,292	—	1,292
Other long-term assets	5	—	33	441	—	479
Total long-term assets	5,987	6,857	2,765	6,261	(17,093)	4,777
Total assets	$6,088	$7,839	$4,383	$14,114	$(21,960)	$10,464
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$—	$—	$—	$44	$—	$44
Accounts payable	1	—	—	2,286	—	2,287
Intercompany payables, current	3,170	561	859	274	(4,864)	—
Accrued liabilities	3	—	7	1,071	—	1,081
Current liabilities held for sale	—	—	—	406	—	406
Total current liabilities	3,174	561	866	4,081	(4,864)	3,818
Long-term liabilities:
Long-term debt	759	—	1,898	16	—	2,673
Intercompany payables, long-term	—	1,296	1,016	962	(3,274)	—
Pension benefit obligations	—	—	—	926	—	926
Other long-term liabilities	—	—	12	372	—	384
Total long-term liabilities	759	1,296	2,926	2,276	(3,274)	3,983
Total liabilities	3,933	1,857	3,792	6,357	(8,138)	7,801
Total Delphi shareholders’ equity	2,155	5,982	591	7,249	(13,822)	2,155
Noncontrolling interest	—	—	—	508	—	508
Total shareholders’ equity	2,155	5,982	591	7,757	(13,822)	2,663
Total liabilities and shareholders’ equity	$6,088	$7,839	$4,383	$14,114	$(21,960)	$10,464

Balance Sheet as of December 31, 2014

	Parent	Subsidiary Guarantors	Subsidiary Issuer/Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated

	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$9	$1	$—	$849	$—	$859
Restricted cash	—	—	—	1	—	1
Accounts receivable, net	—	—	—	2,400	—	2,400
Intercompany receivables, current	88	198	1,397	2,046	(3,729)	—
Inventories	—	—	—	1,013	—	1,013
Other current assets	—	—	—	567	—	567
Current assets held for sale	—	—	—	384	—	384
Total current assets	97	199	1,397	7,260	(3,729)	5,224
Long-term assets:
Intercompany receivables, long-term	—	775	947	1,519	(3,241)	—
Property, net	—	—	—	3,021	—	3,021
Investments in affiliates	—	—	—	98	—	98
Investments in subsidiaries	5,215	6,071	1,644	—	(12,930)	—
Intangible assets, net	—	—	—	1,384	—	1,384
Other long-term assets	—	—	42	466	—	508
Long-term assets held for sale	—	—	—	511	—	511
Total long-term assets	5,215	6,846	2,633	6,999	(16,171)	5,522
Total assets	$5,312	$7,045	$4,030	$14,259	$(19,900)	$10,746
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$—	$—	$—	$34	$—	$34
Accounts payable	2	—	—	2,276	—	2,278
Intercompany payables, current	2,800	536	89	303	(3,728)	—
Accrued liabilities	—	—	29	1,192	—	1,221
Current liabilities held for sale	—	—	—	356	—	356
Total current liabilities	2,802	536	118	4,161	(3,728)	3,889
Long-term liabilities:
Long-term debt	—	—	2,398	19	—	2,417
Intercompany payables, long-term	—	1,294	1,001	947	(3,242)	—
Pension benefit obligations	—	—	—	1,002	—	1,002
Other long-term liabilities	—	—	11	379	—	390
Long-term liabilities held for sale	—	—	—	35	—	35
Total long-term liabilities	—	1,294	3,410	2,382	(3,242)	3,844
Total liabilities	2,802	1,830	3,528	6,543	(6,970)	7,733
Total Delphi shareholders’ equity	2,510	5,215	502	7,213	(12,930)	2,510
Noncontrolling interest	—	—	—	503	—	503
Total shareholders’ equity	2,510	5,215	502	7,716	(12,930)	3,013
Total liabilities and shareholders’ equity	$5,312	$7,045	$4,030	$14,259	$(19,900)	$10,746

Statement of Cash Flows for the Three Months Ended March 31, 2015

	Parent	Subsidiary Guarantors	Subsidiary Issuer/Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated

	(in millions)
Net cash provided by operating activities from continuing operations	$(4)	$—	$—	$125	$—	$121
Net cash provided by operating activities from discontinued operations	—	—	—	14	—	14
Net cash (used in) provided by operating activities	(4)	—	—	139	—	135
Cash flows from investing activities:
Capital expenditures	—	—	—	(213)	—	(213)
Loans to affiliates	—	(753)	(342)	(358)	1,453	—
Repayments of loans from affiliates	—	—	135	—	(135)	—
Investments in subsidiaries	(753)	—	—	—	753	—
Net cash (used in) provided by investing activities from continuing operations	(753)	(753)	(207)	(571)	2,071	(213)
Net cash used in investing activities from discontinued operations	—	—	—	(37)	—	(37)
Net cash (used in) provided by investing activities	(753)	(753)	(207)	(608)	2,071	(250)
Cash flows from financing activities:
Net proceeds under other short- and long-term debt agreements	—	—	—	10	—	10
Repayment of senior notes	—	—	(546)	—	—	(546)
Proceeds from issuance of senior notes, net of issuance costs	753	—	—	—	—	753
Dividend payments of consolidated affiliates to minority shareholders	—	—	—	(13)	—	(13)
Proceeds from borrowings from affiliates	453	—	753	247	(1,453)	—
Payments on borrowings from affiliates	(135)	—	—	—	135	—
Investment from parent	—	753	—	—	(753)	—
Repurchase of ordinary shares	(240)	—	—	—	—	(240)
Distribution of cash dividends	(73)	—	—	—	—	(73)
Taxes withheld and paid on employees' restricted share awards	—	—	—	(58)	—	(58)
Net cash provided by (used in) financing activities	758	753	207	186	(2,071)	(167)
Effect of exchange rate fluctuations on cash and cash equivalents	—	—	—	(21)	—	(21)
Increase (decrease) in cash and cash equivalents	1	—	—	(304)	—	(303)
Cash and cash equivalents at beginning of period	10	—	—	894	—	904
Cash and cash equivalents at end of period	$11	$—	$—	$590	$—	$601
Cash and cash equivalents of discontinued operations	$—	$—	$—	$43	$—	$43
Cash and cash equivalents of continuing operations	$11	$—	$—	$547	$—	$558

Statement of Cash Flows for the Three Months Ended March 31, 2014

	Parent	Subsidiary Guarantors	Subsidiary Issuer/Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated

	(in millions)
Net cash provided by (used in) operating activities from continuing operations	$45	$—	$—	$73	$—	$118
Net cash provided by operating activities from discontinued operations	—	—	—	18	—	18
Net cash provided by operating activities	45	—	—	91	—	136
Cash flows from investing activities:
Capital expenditures	—	—	—	(272)	—	(272)
Proceeds from sale of property/investments	—	—	—	1	—	1
Increase in restricted cash	—	—	—	(3)	—	(3)
Loans to affiliates	—	—	(180)	(438)	618	—
Repayments of loans from affiliates	—	—	30	229	(259)	—
Net cash (used in) provided by investing activities from continuing operations	—	—	(150)	(483)	359	(274)
Net cash used in investing activities from discontinued operations	—	—	—	(26)	—	(26)
Net cash (used in) provided by investing activities	—	—	(150)	(509)	359	(300)
Cash flows from financing activities:
Net proceeds under other short- and long-term debt agreements	—	—	—	3	—	3
Repayments under long-term debt agreements	—	—	(164)	—	—	(164)
Repayment of senior notes	—	—	(526)	—	—	(526)
Proceeds from issuance of senior notes, net of issuance costs	—	—	691	—	—	691
Dividend payments of consolidated affiliates to minority shareholders	—	—	—	(7)	—	(7)
Proceeds from borrowings from affiliates	240	144	234	—	(618)	—
Payments on borrowings from affiliates	(30)	(144)	(85)	—	259	—
Repurchase of ordinary shares	(153)	—	—	—	—	(153)
Distribution of cash dividends	(77)	—	—	—	—	(77)
Taxes withheld and paid on employees' restricted share awards	—	—	—	(8)	—	(8)
Net cash (used in) provided by financing activities	(20)	—	150	(12)	(359)	(241)
Effect of exchange rate fluctuations on cash and cash equivalents	—	—	—	(6)	—	(6)
Increase (decrease) in cash and cash equivalents	25	—	—	(436)	—	(411)
Cash and cash equivalents at beginning of period	7	—	—	1,382	—	1,389
Cash and cash equivalents at end of period	$32	$—	$—	$946	$—	$978
Cash and cash equivalents of discontinued operations	$—	$—	$—	$43	$—	$43
Cash and cash equivalents of continuing operations	$32	$—	$—	$903	$—	$935

20. SEGMENT REPORTING
Delphi operates its core business along the following operating segments, which are grouped on the basis of similar product, market and operating factors:

•	Electrical/Electronic Architecture, which includes complete electrical architecture and component products.

•
Powertrain Systems, which includes extensive systems integration expertise in gasoline, diesel and fuel handling and full end-to-end systems including fuel and air injection, combustion, electronics controls, exhaust handling, test and validation capabilities, aftermarket and original equipment service.

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
The accounting policies of the segments are the same as those described in Note 2. Significant Accounting Policies, except that the disaggregated financial results for the segments have been prepared using a management approach, which is consistent with the basis and manner in which management internally disaggregates financial information for the purposes of assisting internal operating decisions. Generally, Delphi evaluates performance based on stand-alone segment net income before interest expense, other income (expense), net, income tax expense, equity income (loss), net of tax, income (loss) from discontinued operations, net of tax, restructuring, other project and integration costs related to acquisitions and other portfolio transactions and asset impairments (“Adjusted Operating Income”) and accounts for inter-segment sales and transfers as if the sales or transfers were to third parties, at current market prices. Delphi’s management utilizes Adjusted Operating Income as the key performance measure of segment income or loss and for planning and forecasting purposes, as management believes this measure is most reflective of the operational profitability or loss of Delphi's operating segments. Segment Adjusted Operating Income should not be considered a substitute for results prepared in accordance with U.S. GAAP and should not be considered an alternative to net income attributable to Delphi, which is the most directly comparable financial measure to Adjusted Operating Income that is in accordance with U.S. GAAP. Segment Adjusted Operating Income, as determined and measured by Delphi, should also not be compared to similarly titled measures reported by other companies.
At March 31, 2015, the Company determined that its previously reported Thermal Systems segment met the criteria to be classified as a discontinued operation, which required retrospective application to balance sheet, statement of operations and certain cash flow financial information for all periods presented. Refer to Note 21. Discontinued Operations for further information regarding the Company's discontinued operations. Discontinued operations also includes the Company's thermal original equipment service business, the results of which were previously reported within the Powertrain Systems segment. Certain operations, primarily related to contract manufacturing services, which were previously included within the Thermal Systems reporting segment but which are not included in the scope of the planned disposal, are reported in continuing operations and have been reclassified within the Electronics and Safety segment for all periods presented. Amounts for shared general and administrative operating expenses that were allocated to the Thermal Systems business in prior periods have been re-allocated to the Company's reportable operating segments.
Included below are sales and operating data for Delphi’s segments for the three months ended March 31, 2015 and 2014.

	Electrical/ Electronic Architecture	Powertrain Systems	Electronics and Safety	Eliminations and Other (1)	Total

	(in millions)
For the Three Months Ended March 31, 2015:
Net sales	$2,078	$1,081	$682	$(44)	$3,797
Depreciation & amortization	$66	$44	$18	$—	$128
Adjusted operating income	$264	$129	$79	$—	$472
Operating income	$253	$121	$72	$—	$446
Equity income	$4	$1	$—	$—	$5
Net income attributable to noncontrolling interest	$8	$8	$—	$—	$16

	Electrical/ Electronic Architecture	Powertrain Systems	Electronics and Safety	Eliminations and Other (1)	Total

	(in millions)
For the Three Months Ended March 31, 2014:
Net sales	$2,111	$1,097	$737	$(48)	$3,897
Depreciation & amortization	$64	$51	$19	$—	$134
Adjusted operating income	$269	$113	$81	$—	$463
Operating income	$254	$111	$75	$—	$440
Equity income	$6	$1	$—	$—	$7
Net income attributable to noncontrolling interest	$7	$9	$—	$—	$16

(1)	Eliminations and Other includes the elimination of inter-segment transactions.
The reconciliation of Adjusted Operating Income to Operating Income includes restructuring, other project and integration costs related to acquisitions and other portfolio transactions and asset impairments. The reconciliation of Adjusted Operating Income to net income attributable to Delphi for the three months ended March 31, 2015 and 2014 are as follows:

	Electrical/ Electronic Architecture	Powertrain Systems	Electronics and Safety	Eliminations and Other	Total

	(in millions)
For the Three Months Ended March 31, 2015:
Adjusted operating income	$264	$129	$79	$—	$472
Restructuring	(4)	(6)	(6)	—	(16)
Other acquisition and portfolio project costs	(5)	(2)	(1)	—	(8)
Asset impairments	(2)	—	—	—	(2)
Operating income	$253	$121	$72	$—	446
Interest expense					(32)
Other income (expense), net					(54)
Income from continuing operations before income taxes and equity income					360
Income tax expense					(61)
Equity income, net of tax					5
Income from continuing operations					304
Loss from discontinued operations, net of tax					(75)
Net income					229
Net income attributable to noncontrolling interest					20
Net income attributable to Delphi					$209

	Electrical/ Electronic Architecture	Powertrain Systems	Electronics and Safety	Eliminations and Other	Total

	(in millions)
For the Three Months Ended March 31, 2014:
Adjusted operating income	$269	$113	$81	$—	$463
Restructuring	(13)	(2)	(6)	—	(21)
Other acquisition and portfolio project costs	(2)	—	—	—	(2)
Operating income	$254	$111	$75	$—	440
Interest expense					(35)
Other income (expense), net					(17)
Income from continuing operations before income taxes and equity income					388
Income tax expense					(69)
Equity income, net of tax					7
Income from continuing operations					326
Income from discontinued operations, net of tax					15
Net income					341
Net income attributable to noncontrolling interest					21
Net income attributable to Delphi					$320

NOTE 21. DISCONTINUED OPERATIONS
During the first quarter of 2015, the Company determined that its previously reported Thermal Systems segment met the criteria to be classified as a discontinued operation as a result of entering into a definitive agreement for the sale of substantially all of the assets and liabilities of the Company's wholly-owned Thermal Systems business and a commitment to a plan to dispose of the Company's interests in two joint ventures which were previously reported within the Thermal Systems segment. In February 2015, the Company entered into a definitive agreement for the sale of substantially all of the assets and liabilities of the Company's wholly-owned Thermal Systems business to MAHLE GmbH ("MAHLE") for approximately $727 million, subject to certain closing adjustments. The sale is expected to close in the third quarter of 2015, subject to customary regulatory and other approvals, and the Company expects to receive proceeds of approximately $670 million and to recognize an after-tax gain on the divestiture of over $300 million. The sale also includes the Company's thermal original equipment service business, the results of which were previously reported within the Powertrain Systems segment. In conjunction with the sale, Delphi and MAHLE also entered into a transition services agreement under which Delphi will provide certain administrative and other services, as well as a supply agreement under which Delphi will supply certain products, primarily for a period of up to eighteen months following the closing of the transaction.
Delphi and MAHLE also entered into a separate letter of intent regarding the sale of Delphi's 50 percent interest in its Shanghai Delphi Automotive Air Conditioning ("SDAAC") joint venture, subject to customary regulatory and other approvals. Proceeds from this sale will be in addition to the $727 million for the wholly-owned business. The financial results of SDAAC, which are consolidated by Delphi, were historically reported as part of the Thermal Systems segment. Additionally, Delphi determined that the Company's 50 percent interest in its Korea Delphi Automotive Systems Corporation ("KDAC") joint venture, which is accounted for under the equity method and was principally reported as part of the Thermal Systems segment, met the criteria to be classified as held for sale based on management's commitment to divest the Company's interest in KDAC to a separate buyer as part of the Company's overall Thermal Systems divestiture strategy.
As the divestiture of the Thermal Systems segment, including the Company's interests in SDAAC and KDAC and the thermal original equipment service business, represents a strategic shift that will have a major effect on the Company's operations and financial results, the assets and liabilities, operating results, and operating and investing cash flows for the former Thermal Systems segment are presented as discontinued operations separate from the Company’s continuing operations for all periods presented. Certain operations, primarily related to contract manufacturing services, which were previously included within the Thermal Systems reporting segment, were excluded from the scope of the planned divestiture, and are reported in continuing operations within the Electronics and Safety segment for all periods presented. No amounts for shared general and administrative operating expense or interest expense were allocated to discontinued operations. Delphi does not anticipate significant continuing involvement with the divested Thermal Systems business following the closing of the transactions.

The Company determined that the assets and liabilities of the Thermal Systems segment met the held for sale criteria in accordance with FASB ASC 205 as of March 31, 2015. Accordingly, the held for sale Thermal Systems assets and liabilities were reclassified in the consolidated balance sheet at March 31, 2015 to Assets held for sale or Liabilities held for sale, respectively, as the sale of such assets and liabilities is expected within one year, and to current or long-term assets and liabilities held for sale, as appropriate, for prior periods. The Company ceased recording depreciation of the held for sale assets in the first quarter of 2015. The following table summarizes the carrying value of the major classes of assets and liabilities of the discontinued operations, which were classified as held for sale as of March 31, 2015:

	March 31, 2015	December 31, 2014

	(in millions)
Cash and cash equivalents	$43	$45
Accounts receivable, net	249	228
Inventories, net	101	91
Property, net	325	322
Investments in affiliates	41	130
Intangible assets, net	17	18
Other assets	61	61
Total assets of the discontinued operations classified as held for sale	$837	$895

Accounts payable	$318	$303
Accrued liabilities	52	53
Other liabilities	36	35
Total liabilities of the discontinued operations classified as held for sale	$406	$391
As of March 31, 2015 and December 31, 2014, there was $122 million and $118 million, respectively, of Noncontrolling interest attributable to the Company's partner in the SDAAC joint venture.
Assets and liabilities classified as held for sale were required to be recorded at the lower of carrying value or fair value less costs to sell. Accordingly, an after-tax impairment loss of $88 million (approximately $0.30 per diluted share) was recorded in Loss from discontinued operations during the three months ended March 31, 2015 based on the evaluation of the fair value of the Company's interest in KDAC in relation to its carrying value. As of March 31, 2015, the fair value of this interest was estimated to be approximately $32 million, determined primarily based on recent negotiations with a third party and based on a non-binding offer from that potential buyer. The Company's interest in KDAC is reported within Investments in affiliates in the above table.
The estimated fair value less costs to sell of the remaining Thermal Systems business exceeded its carrying value as of March 31, 2015, and therefore no adjustment to these long-lived assets was necessary. The divestiture of the business held for sale could result in a gain or loss on sale to the extent the ultimate selling price differs from the current carrying value of the net assets recorded.

A reconciliation of the major classes of line items constituting pretax profit or loss of discontinued operations to income (loss) from discontinued operations, net of tax as presented in the consolidated statements of operations is as follows:

	Three Months Ended March 31,
	2015	2014

	(in millions)
Net sales	$373	$379
Cost of sales	343	344
Selling, general and administrative	11	13
Amortization	1	2
Restructuring	1	1
Other income and (expense) items that are not major	—	1
Income from discontinued operations before income taxes and equity income	17	20
Income tax expense on discontinued operations	(4)	(6)
Equity income from discontinued operations, net of tax	—	1
Impairment loss	(88)	—
(Loss) income from discontinued operations, net of tax	(75)	15
Income from discontinued operations attributable to noncontrolling interests	4	5
Net (loss) income from discontinued operations attributable to Delphi	$(79)	$10
(Loss) income from discontinued operations before income taxes attributable to Delphi was $(76) million and $15 million for the three months ended March 31, 2015 and 2014, respectively, which includes $1 million and $1 million, respectively, of income tax expense attributable to noncontrolling interests.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
This Quarterly Report on Form 10-Q, including the exhibits being filed as part of this report, as well as other statements made by Delphi Automotive PLC (“Delphi,” the “Company,” “we,” “us” and “our”), contain forward-looking statements that reflect, when made, the Company’s current views with respect to current events and financial performance. Such forward-looking statements are subject to many risks, uncertainties and factors relating to the Company’s operations and business environment, which may cause the actual results of the Company to be materially different from any future results, express or implied, by such forward-looking statements. All statements that address future operating, financial or business performance or the Company’s strategies or expectations are forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “will,” “should,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “projects,” “potential,” “outlook” or “continue,” and other comparable terminology. Factors that could cause actual results to differ materially from these forward-looking statements include, but are not limited to, the following: global economic conditions, including conditions affecting the credit market; the cyclical nature of automotive sales and production; the potential disruptions in the supply of and changes in the competitive environment for raw material integral to the Company’s products; the Company’s ability to maintain contracts that are critical to its operations; the ability of the Company to integrate and realize the benefits of recent acquisitions; the ability of the Company to attract, motivate and/or retain key executives; the ability of the Company to avoid or continue to operate during a strike, or partial work stoppage or slow down by any of its unionized employees or those of its principal customers, and the ability of the Company to attract and retain customers. Additional factors are discussed under the captions “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s filings with the Securities and Exchange Commission, including those set forth in the Company's Annual Report on Form 10-K for fiscal year ended December 31, 2014. New risks and uncertainties arise from time to time, and it is impossible for us to predict these events or how they may affect the Company. It should be remembered that the price of the ordinary shares and any income from them can go down as well as up. Delphi disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events and/or otherwise, except as may be required by law.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following management’s discussion and analysis of financial condition and results of operations (“MD&A”) is intended to help you understand the business operations and financial condition of the Company for the three months ended March 31, 2015. This discussion should be read in conjunction with Item 1. Financial Statements. Our MD&A is presented in eight sections:

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
Executive Overview
Our Business
We are a leading global vehicle components manufacturer and provide electrical and electronic, powertrain and safety technology solutions to the global automotive and commercial vehicle markets. We are one of the largest vehicle component manufacturers and our customers include all 25 of the largest automotive original equipment manufacturers (“OEMs”) in the world.
As described in Note 21. Discontinued Operations, in the first quarter of 2015 we entered into a definitive agreement for the sale of substantially all of the assets and liabilities of the Company's wholly-owned Thermal Systems business, and also committed to a plan to dispose of our interests in two joint ventures which were previously reported within the Thermal Systems segment. The transaction positions us with a more focused product portfolio in high-growth spaces to meet consumer preferences for products that address the industry mega-trends of Safe, Green and Connected. Proceeds from the sale will be used to fund future growth initiatives, including acquisitions, as well as share repurchases. As the disposal of the Thermal Systems business represents a strategic shift that will have a major effect on the Company's operations and financial results, the assets and liabilities, operating results, and operating and investing cash flows for the previously reported Thermal Systems segment are presented as discontinued operations separate from the Company’s continuing operations for all periods presented. This Management’s Discussion and Analysis reflects the results of continuing operations, unless otherwise noted. Historical employment, property and product information includes amounts attributable to both continuing and discontinued operations, unless otherwise noted.
Our total net sales during the three months ended March 31, 2015 were $3.8 billion, a decrease of 3% compared to the same period of 2014. The decrease in our total net sales is primarily attributable to unfavorable foreign currency impacts, most notably the Euro. Largely offsetting these impacts were continued increased volumes in the North America and Asia Pacific regions. Although our sales volumes in Europe increased modestly in the first three months of 2015, our sales continue to be impacted by the modest growth in OEM production in the region. Partially offsetting these increased volumes were reduced sales in our smallest region, South America, due to continuing economic weakness, resulting in continued reductions in OEM production schedules in the region. Our overall lean cost structure, along with improving sales in North America as the U.S. economy continues to strengthen, and above-market sales growth in the Asia Pacific region, specifically China, enabled us to improve gross margins in the three months ended March 31, 2015, compared to the prior year period.
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
Trends, Uncertainties and Opportunities
Rate of economic recovery. Our business is directly related to automotive sales and automotive vehicle production by our customers. Automotive sales depend on a number of factors, including global and regional economic conditions. Although global automotive vehicle production increased 2% from 2013 to 2014 and is expected to increase by an additional 1% to 2% in 2015, the economic recovery has remained uneven from a regional perspective. While the North American and certain Asia Pacific economies have continued to strengthen in 2015, economic uncertainties continue to persist in Europe and South America, resulting in lower consumer demand for vehicles in those markets as compared to North America. Vehicle production in Europe is expected to increase 1% in 2015 as compared to 2014, and is expected to decrease by 10% in South America in 2015, which follows a 17% decrease in that region in 2014. Continued economic weakness in Europe or South America, or weakness in North America or Asia Pacific, could result in a significant reduction in automotive sales and production by our customers, which would have an adverse effect on our business, results of operations and financial condition. Additionally, weakness may result in shifts in the mix of future automotive sales (from vehicles with more content such as luxury vehicles, trucks and sport utility vehicles toward smaller passenger cars). While our diversified customer and geographic revenue base, along with our flexible cost structure, have well positioned us to withstand the impact of industry downturns and benefit from industry upturns, shifts to vehicles with less content would adversely impact our profitability.
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
Market driven products. Our product offerings satisfy the OEMs’ need to meet increasingly stringent government regulations and meet consumer preferences for products that address the mega-trends of Safe, Green and Connected, leading to increased content per vehicle, greater profitability and higher margins. With these offerings, we believe we are well-positioned to benefit from the growing demand for vehicle content related to safety, fuel efficiency, emissions control, automated features and connectivity to the global information network. Our Electrical/Electronic Architecture and Electronics and Safety segments are benefiting from the substantial increase in vehicle content and electrification requiring a complex and reliable electrical architecture and systems to operate, such as hybrid power electronics, automated driver assistance technologies, electrical vehicle monitoring, active safety systems, lane departure warning systems, integrated electronic displays, navigation systems and consumer electronics. Our ability to design a reliable electrical architecture that optimizes power distribution and/or consumption is key to satisfying the OEMs’ need to reduce emissions while continuing to meet the demands of consumers. Additionally, our Powertrain Systems segment is also focused on addressing the demand for increased fuel efficiency and emission control through products such as gasoline direct injection (GDi) fuel systems.
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
Engineering, design & development. Our history and culture of innovation have enabled us to develop significant intellectual property and design and development expertise to provide advanced technology solutions that meet the demands of our customers. We have a team of more than 20,000 scientists, engineers and technicians as of December 31, 2014 focused on developing leading product solutions for our key markets, located at 15 major technical centers in Brazil, China, France, Germany, India, Luxembourg, Mexico, Poland, South Korea, the United Kingdom and the United States. Including amounts attributable to discontinued operations, we invest approximately $1.7 billion (which includes approximately $400 million co-investment by customers and government agencies) annually in research and development, including engineering, to maintain our portfolio of innovative products, and owned/held approximately 8,000 patents and protective rights as of December 31, 2014. We also encourage “open innovation” and collaborate extensively with peers in the industry, government agencies and academic institutions. Our technology competencies are recognized by both customers and government agencies, who have co-invested approximately $400 million annually in new product development, accelerating the pace of innovation and reducing the risk associated with successful commercialization of technological breakthroughs.
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
We are focused on maintaining a low fixed cost structure that provides us flexibility to remain profitable despite decreases in industry volumes and at all points of the traditional vehicle industry production cycle. We believe that our lean cost structure will allow us to remain profitable at all points of the traditional vehicle industry production cycle. As a result, approximately 94% of our hourly workforce is located in low cost countries. Furthermore, we have substantial operational flexibility by leveraging a large workforce of temporary workers, which represented approximately 25% of the hourly workforce as of March 31, 2015. However, we will continue to adjust our cost structure and manufacturing footprint in response to continued economic uncertainties, as evidenced by our on-going restructuring programs focused on aligning our manufacturing capacity and footprint with the current automotive production levels in Europe and South America. As we continue to operate in a cyclical industry that is impacted by movements in the global and regional economies, we continually evaluate opportunities to further adjust our cost structure.
We have a strong balance sheet with gross debt of approximately $2.7 billion and substantial liquidity of approximately $2.1 billion of cash and cash equivalents and available financing under our Revolving Credit Facility (as defined below in Liquidity and Capital Resources) as of March 31, 2015, and no significant U.S. defined benefit or workforce postretirement health care benefits and employer-paid postretirement basic life insurance benefits (“OPEB”) liabilities. We intend to maintain strong financial discipline targeting industry-leading earnings growth, cash flow generation and return on invested capital and to maintain sufficient liquidity to sustain our financial flexibility throughout the industry cycle.
OEM product recalls. There was a significant increase in the number of vehicles recalled globally by OEMs in 2014. In the U.S., a record number of vehicle recalls were initiated in 2014. These recalls can either be initiated by the OEMs or influenced by regulatory agencies. Although there are differing rules and regulations across countries governing recalls for safety issues, the overall transition towards global vehicle platforms may also contribute to increased recalls outside of the U.S., as automotive components are increasingly standardized across regions. Given the sensitivity to safety issues in the automotive industry, including increased focus from regulators and consumers, we anticipate the number of automotive recalls may remain above historical levels in the near future. Although we engage in extensive product quality programs and processes, and have not experienced any significant impacts to date as a result of the recalls that have been initiated, it is possible that we may be adversely affected in the future if the pace of these recalls continues.
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

Three Months Ended March 31, 2015 versus Three Months Ended March 31, 2014
The results of operations for the three months ended March 31, 2015 and 2014 were as follows:

	Three Months Ended March 31,
	2015		2014		Favorable/(Unfavorable)

	(dollars in millions)
Net sales	$3,797		$3,897		$(100)
Cost of sales	3,056		3,164		108
Gross margin	741	19.5%	733	18.8%	8
Selling, general and administrative	255		248		(7)
Amortization	24		24		—
Restructuring	16		21		5
Operating income	446		440		6
Interest expense	(32)		(35)		3
Other expense, net	(54)		(17)		(37)
Income from continuing operations before income taxes and equity income	360		388		(28)
Income tax expense	(61)		(69)		8
Income from continuing operations before equity income	299		319		(20)
Equity income, net of tax	5		7		(2)
Income from continuing operations	304		326		(22)
(Loss) income from discontinued operations, net of tax	(75)		15		(90)
Net income	229		341		(112)
Net income attributable to noncontrolling interest	20		21		(1)
Net income attributable to Delphi	$209		$320		$(111)

Total Net Sales
Below is a summary of our total net sales for the three months ended March 31, 2015 versus March 31, 2014.

	Three Months Ended March 31,			Variance Due To:
	2015	2014	Favorable/(unfavorable)	Volume, net of contractual price reductions	FX	Commodity pass-through	Other	Total

	(in millions)			(in millions)
Total net sales	$3,797	$3,897	$(100)	$190	$(286)	$(28)	$24	$(100)
Total net sales for the three months ended March 31, 2015 decreased 3% compared to the three months ended March 31, 2014. We experienced volume growth of 6% for the period as a result of increased sales in North America and Asia Pacific, which was offset by decreases due to unfavorable currency impacts, primarily related to the Euro, and contractual price reductions. Net sales also increased by $24 million as a result of our acquisitions of Antaya and Unwired in the fourth quarter of 2014, reflected in Other above.

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
Cost of sales decreased $108 million for the three months ended March 31, 2015 compared to the three months ended March 31, 2014, as summarized below. The Company's material cost of sales was approximately 50% of net sales in both the three months ended March 31, 2015 and March 31, 2014.

	Three Months Ended March 31,			Variance Due To:
	2015	2014	Favorable/(unfavorable)	Volume (a)	FX	Operational performance	Other	Total

	(dollars in millions)			(in millions)
Cost of sales	$3,056	$3,164	$108	$(190)	$215	$98	$(15)	$108
Gross margin	$741	$733	$8	$2	$(71)	$98	$(21)	$8
Percentage of net sales	19.5%	18.8%

(a)	Presented net of contractual price reductions for gross margin variance.
The decrease in cost of sales reflects improved operational performance and the impacts from currency exchange, partially offset by increased volumes before contractual price reductions for the three month period and the following items in Other above:

•	An increase of $17 million in warranty costs;

•	$15 million of increased costs as a result of our acquisitions of Antaya and Unwired in the fourth quarter of 2014; partially offset by

•	Approximately $6 million of decreased depreciation and amortization.

Selling, General and Administrative Expense

	Three Months Ended March 31,
	2015	2014	Favorable/ (unfavorable)

	(dollars in millions)
Selling, general and administrative expense	$255	$248	$(7)
Percentage of net sales	6.7%	6.4%
Selling, general and administrative expense (“SG&A”) includes administrative expenses, information technology costs and incentive compensation related costs, and increased slightly as a percentage of sales for the three months ended March 31, 2015 compared to 2014 primarily due to an increase in accruals for information technology and portfolio project costs.
Amortization

	Three Months Ended March 31,
	2015	2014	Favorable/ (unfavorable)

	(in millions)
Amortization	$24	$24	$—
Amortization expense reflects the non-cash charge related to definite-lived intangible assets. The consistency in amortization during the three months ended March 31, 2015 compared to 2014 reflects the continued amortization of our definite-lived intangible assets, which resulted primarily from our acquisitions, over their estimated useful lives.
Restructuring

	Three Months Ended March 31,
	2015	2014	Favorable/ (unfavorable)

	(dollars in millions)
Restructuring	$16	$21	$5
Percentage of net sales	0.4%	0.5%
The decrease in restructuring expense during the the three months ended March 31, 2015 as compared to the three months ended March 31, 2014 is primarily attributable to the completion in 2014 of various restructuring actions, primarily in Europe, which were approved and implemented beginning in the fourth quarter of 2012 and in 2013. Restructuring expenses incurred in the three months ended March 31, 2015 were primarily related to on-going restructuring programs, which include workforce reductions as well as plant closures which are focused on aligning our manufacturing capacity and footprint with the current automotive production levels in Europe and South America.
We expect to continue to incur additional restructuring expense in 2015 related primarily to our on-going restructuring actions in Europe and South America. As we continue to operate in a cyclical industry that is impacted by movements in the global and regional economies, we continually evaluate opportunities to further adjust our cost structure.
Refer to Note 7. Restructuring to the consolidated financial statements for additional information.

Interest Expense

	Three Months Ended March 31,
	2015	2014	Favorable/ (unfavorable)

	(in millions)
Interest expense	$32	$35	$3
The decrease in interest expense reflects the redemption of the 6.125% Senior Notes, offset by the issuance of €700 million of 1.50% 2015 Senior Notes, in the first quarter of 2015.
Refer to Note 8. Debt to the consolidated financial statements for additional information.

Other Income (Expense), Net

	Three Months Ended March 31,
	2015	2014	Favorable/ (unfavorable)

	(in millions)
Other income (expense), net	$(54)	$(17)	$(37)
The decrease in other income (expense), net for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014 is a result of Delphi redeeming the 6.125% Senior Notes during the three months ended March 31, 2015, resulting in a loss on extinguishment of debt of $52 million.
During the three months ended March 31, 2014, Delphi repayed a portion of the Tranche A Term Loan and redeemed the 5.875% Senior Notes, resulting in a loss on extinguishment of debt of $34 million. Additionally, during the three months ended March 31, 2014, Delphi reached a final settlement with its insurance carrier related to a business interruption insurance claim, and received proceeds from the settlement of approximately $14 million, net of related costs and expenses.
Refer to Note 16. Other income, net and Note 8. Debt to the consolidated financial statements included herein for additional information.

Income Taxes

	Three Months Ended March 31,
	2015	2014	Favorable/ (unfavorable)

	(in millions)
Income tax expense	$61	$69	$8
The Company’s effective tax rate was impacted by favorable geographic income mix in 2015 as compared to 2014, primarily due to changes in the underlying operations of the business as well as tax planning initiatives, and the resulting favorable impact on foreign tax credits. The Company’s effective tax rate was also impacted by the tax expense (benefit) associated with unusual or infrequent items for the respective interim period as illustrated in the following table:

	Three Months Ended March 31,
	2015	2014

	(in millions)
Other change in tax reserves (1)	$1	$(3)
Other adjustments (2)	—	(1)
Income tax expense (benefit) associated with unusual or infrequent items	$1	$(4)

(1)	For the three months ended March 31, 2015 and March 31, 2014, the tax expense and benefits, respectively, primarily relate to adjustments in tax reserves which were individually insignificant.

(2)	For the three months ended March 31, 2014, the tax benefits primarily relate to provision to return adjustments and other items which were individually insignificant.

Equity Income

	Three Months Ended March 31,
	2015	2014	Favorable/ (unfavorable)

	(in millions)
Equity income, net of tax	$5	$7	$(2)
Equity income, net of tax reflects Delphi’s interest in the results of ongoing operations of entities accounted for as equity-method investments. Equity income decreased for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014, which is attributable to declines in performance at certain of our joint ventures as compared to the prior period.

Income from Discontinued Operations

	Three Months Ended March 31,
	2015	2014	Favorable/ (unfavorable)

	(in millions)
(Loss) income from discontinued operations, net of tax	$(75)	$15	$(90)
Income (loss) from discontinued operations, net of tax reflects the results of the Company's previously reported Thermal Systems segment, which have been reclassified to discontinued operations as a result of the agreement for the sale of this business during the first quarter of 2015. Income from discontinued operations, net of tax decreased during the three months ended March 31, 2015 as compared to the three months ended March 31, 2014 primarily due to an after-tax impairment loss of $88 million recorded in Loss from discontinued operations during the three months ended March 31, 2015. The impairment loss resulted from the evaluation and estimate of the fair value of the Company's interest in its KDAC joint venture in relation to its carrying value.
Refer to Note 21. Discontinued Operations to the consolidated financial statements included herein for additional information.
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
At March 31, 2015, the Company determined that its previously reported Thermal Systems segment met the criteria to be classified as a discontinued operation, which required retrospective application to balance sheet, statement of operations and cash flow financial information for all periods presented. Refer to Note 21. Discontinued Operations for further information regarding the Company's discontinued operations. Certain operations, primarily related to contract manufacturing services, which were previously included within the Thermal Systems reporting segment but which are not included in the scope of the planned disposal will be reported in continuing operations, and have been reclassified within the Electronics and Safety segment for all periods presented. Amounts for shared general and administrative operating expenses that were allocated to the Thermal Systems business in prior periods have been re-allocated to the Company's reportable operating segments.
Our management utilizes segment Adjusted Operating Income as the key performance measure of segment income or loss and for planning and forecasting purposes, as management believes this measure is most reflective of the operational profitability or loss of our operating segments. Segment Adjusted Operating Income should not be considered a substitute for results prepared in accordance with U.S. GAAP and should not be considered an alternative to net income attributable to Delphi, which is the most directly comparable financial measure to Adjusted Operating Income that is in accordance with U.S. GAAP. Segment Adjusted Operating Income, as determined and measured by Delphi, should also not be compared to similarly titled measures reported by other companies.
The reconciliation of Adjusted Operating Income to Operating Income includes restructuring, other project and integration costs related to acquisitions and other portfolio transactions and asset impairments. The reconciliations of Adjusted Operating Income to net income attributable to Delphi for the three months ended March 31, 2015 and 2014 are as follows:

	Electrical/ Electronic Architecture	Powertrain Systems	Electronics and Safety	Eliminations and Other	Total

	(in millions)
For the Three Months Ended March 31, 2015:
Adjusted operating income	$264	$129	$79	$—	$472
Restructuring	(4)	(6)	(6)	—	(16)
Other acquisition and portfolio project costs	(5)	(2)	(1)	—	(8)
Asset impairments	(2)	—	—	—	(2)
Operating income	$253	$121	$72	$—	446
Interest expense					(32)
Other income (expense), net					(54)
Income from continuing operations before income taxes and equity income					360
Income tax expense					(61)
Equity income, net of tax					5
Income from continuing operations					304
Income from discontinued operations, net of tax					(75)
Net income					229
Net income attributable to noncontrolling interest					20
Net income attributable to Delphi					$209

	Electrical/ Electronic Architecture	Powertrain Systems	Electronics and Safety	Eliminations and Other	Total

	(in millions)
For the Three Months Ended March 31, 2014:
Adjusted operating income	$269	$113	$81	$—	$463
Restructuring	(13)	(2)	(6)	—	(21)
Other acquisition and portfolio project costs	(2)	—	—	—	(2)
Operating income	$254	$111	$75	$—	440
Interest expense					(35)
Other income (expense), net					(17)
Income from continuing operations before income taxes and equity income					388
Income tax expense					(69)
Equity income, net of tax					7
Income from continuing operations					326
Income from discontinued operations, net of tax					15
Net income					341
Net income attributable to noncontrolling interest					21
Net income attributable to Delphi					$320

Net sales, gross margin as a percentage of net sales and Adjusted Operating Income by segment for the three months ended March 31, 2015 and 2014 are as follows:

Net Sales by Segment

	Three Months Ended March 31,			Variance Due To:
	2015	2014	Favorable/ (unfavorable)	Volume, net of contractual price reductions	FX	Commodity pass-through	Other	Total

	(in millions)			(in millions)
Electrical/Electronic Architecture	$2,078	$2,111	$(33)	$106	$(135)	$(28)	$24	$(33)
Powertrain Systems	1,081	1,097	(16)	88	(104)	—	—	(16)
Electronics and Safety	682	737	(55)	2	(57)	—	—	(55)
Eliminations and Other	(44)	(48)	4	(6)	10	—	—	4
Total	$3,797	$3,897	$(100)	$190	$(286)	$(28)	$24	$(100)

Gross Margin Percentage by Segment

	Three Months Ended March 31,
	2015	2014
Electrical/Electronic Architecture	19.2%	18.7%
Powertrain Systems	19.7%	18.7%
Electronics and Safety	18.9%	18.2%
Eliminations and Other	—%	—%
Total	19.5%	18.8%

Adjusted Operating Income by Segment

	Three Months Ended March 31,			Variance Due To:
	2015	2014	Favorable/ (unfavorable)	Volume, net of contractual price reductions	Operational performance	Other	Total

	(in millions)			(in millions)
Electrical/Electronic Architecture	$264	$269	$(5)	$9	$49	$(63)	$(5)
Powertrain Systems	129	113	16	6	23	(13)	16
Electronics and Safety	79	81	(2)	(13)	26	(15)	(2)
Eliminations and Other	—	—	—	—	—	—	—
Total	$472	$463	$9	$2	$98	$(91)	$9
As noted in the table above, Adjusted Operating Income for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014 was impacted by volume and contractual price reductions including product mix, and operational performance improvements, as well as the following items included in Other in the table above:

•	$52 million of unfavorable foreign currency impacts, primarily related to the Euro;

•	An increase of $17 million in warranty costs; and

•	$7 million of increased SG&A expenses, primarily related to accruals for information technology and portfolio project costs.
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
As of March 31, 2015, we had cash and cash equivalents of $0.6 billion and net debt (defined as outstanding debt less cash and cash equivalents) of $2.1 billion. We also have access to additional liquidity pursuant to the terms of the $1.5 billion Revolving Credit Facility and the €350 million committed European accounts receivable factoring facility described below. We expect existing cash, available liquidity and cash flows from operations to continue to be sufficient to fund our global operating activities, including restructuring payments, any mandatory payments required under the Credit Agreement as described below, dividends on ordinary shares and capital expenditures. We also continue to expect to be able to move funds between different countries to manage our global liquidity needs without material adverse tax implications, subject to current monetary policies and to the terms of the Credit Agreement. While a substantial portion of our operating income is generated by our non-U.S. subsidiaries, we utilize a combination of strategies, including dividends, cash pooling arrangements, intercompany loan repayments and other distributions and advances to provide the funds necessary to meet our global liquidity needs. If additional non-U.S. cash was needed for our U.S. operations, we would be required to accrue and pay U.S. taxes to repatriate such funds; however, based on our current liquidity needs and repatriation strategies, we do not anticipate a need to repatriate such additional amounts. Additionally, the Company is a U.K. resident taxpayer and as such is not generally subject to U.K. tax on remitted foreign earnings. As a result, we do not anticipate foreign earnings would be subject to a 35% tax rate upon repatriation to the U.K., as is the case when U.S. based companies repatriate earnings to the U.S. For further information regarding undistributed earnings of our non-U.S. subsidiaries, see Note 11. Income Taxes to the consolidated financial statements included in this Report.
Based on these factors, we believe we possess sufficient liquidity to fund our operations and capital investments in 2015 and beyond.

Share Repurchases
In January 2014, the Board of Directors authorized a share repurchase program of up to $1 billion of ordinary shares, which was completed in March 2015. In January 2015, the Board of Directors authorized a new share repurchase program of up to $1.5 billion of ordinary shares. This share repurchase program provides for share purchases in the open market or in privately negotiated transactions, depending on share price, market conditions and other factors, as determined by the Company. This program commenced following the completion of the January 2014 share repurchase program in March 2015.
A summary of the ordinary shares repurchased during the three months ended March 31, 2015 and 2014 is as follows:

	Three Months Ended March 31,
	2015	2014
Total number of shares repurchased	3,233,146	2,376,391
Average price paid per share	$74.17	$66.14
Total (in millions)	$240	$157
As of March 31, 2015, approximately $1,426 million of share repurchases remained available under the January 2015 share repurchase program. During the period from April 1, 2015 to April 29, 2015, the Company repurchased an additional $80 million worth of shares pursuant to a trading plan with set trading instructions established by the Company. As a result, approximately $1,346 million of share repurchases remain available under the January 2015 share repurchase program. All repurchased shares were retired.
Dividends to Holders of Ordinary Shares
On February 26, 2013, the Board of Directors approved the initiation of dividend payments on the Company's ordinary shares. In January 2014, the Board of Directors increased the annual dividend rate from $0.68 to $1.00 per ordinary share. The Company has declared and paid cash dividends per common share during the periods presented as follows:

	Dividend	Amount
	Per Share	(in millions)
2015:
First quarter	$0.25	$73
Total	$0.25	$73
2014:
Fourth quarter	$0.25	$73
Third quarter	0.25	75
Second quarter	0.25	76
First quarter	0.25	77
Total	$1.00	$301
In addition, in April 2015, the Board of Directors declared a regular quarterly cash dividend of $0.25 per ordinary share, payable May 27, 2015 to shareholders of record at the close of business on May 13, 2015.
Dividends from Equity Investees
During the three months ended March 31, 2014, Delphi received a dividend of $10 million from its equity method investment in Korea Delphi Automotive Systems Corporation ("KDAC"), a Korean unconsolidated joint venture which has been reclassified to discontinued operations in the first quarter of 2015, as further described in Note 21. Discontinued Operations. The dividend was recognized as a reduction to the investment and represented a return on investment included in cash flows from operating activities from discontinued operations. No dividends from equity method investments were received during the three months ended March 31, 2015.
Acquisitions
On October 31, 2014, Delphi acquired 100% of the share capital of Antaya Technologies Corporation ("Antaya"), a leading manufacturer of on-glass connectors to the global automotive industry for approximately $151 million. The Company paid $140 million at closing, with an additional cash payment of up to $40 million due upon the achievement of certain financial performance metrics over a future 3-year period ending October 31, 2017. As further described in Note 17. Acquisitions and Divestitures, the acquisition was accounted for as a business combination, with the operating results of Antaya included within the Company's Electrical/Electronic Architecture segment from the date of acquisition. The Company acquired Antaya utilizing cash on hand.
On October 1, 2014, Delphi acquired 100% of the equity interests of Unwired Holdings, Inc. ("Unwired"), a media connectivity module supplier to the global automotive industry, for $190 million, net of approximately $19 million for acquired cash, excess net working capital and certain tax benefits. As further described in Note 17. Acquisitions and Divestitures, the acquisition was accounted for as a business combination, with the operating results of Unwired included within the Company's Electrical/Electronic Architecture segment from the date of acquisition. The Company acquired Unwired utilizing cash on hand.
Divestiture of Thermal Systems
In February 2015, the Company entered into a definitive agreement for the sale of substantially all of the assets and liabilities of the Company's wholly-owned Thermal Systems business to MAHLE for approximately $727 million, subject to certain closing adjustments. The sale is expected to close in the third quarter of 2015, subject to customary regulatory and other approvals, and the Company expects to receive proceeds of approximately $670 million and to recognize an after-tax gain on the divestiture of over $300 million. Proceeds from the sale will be used to fund future growth initiatives, including acquisitions, as well as share repurchases. The Company also committed to a plan to dispose of its interests in two joint ventures which were previously reported within the Thermal Systems segment. Accordingly, the Company has determined that the Thermal Systems business met the criteria to be classified as a discontinued operation as of March 31, 2015. Refer to Note 21. Discontinued Operations for further disclosure related to the Company's discontinued operations and the related assets and liabilities classified as held for sale as of March 31, 2015. The disposal of the Thermal Systems business is not expected to have a material impact on our liquidity or capital resources, and we do not anticipate significant continuing involvement with the divested Thermal Systems business following the closing of the transactions.
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
Unamortized debt issuance costs associated with the Tranche A Term Loan and Revolving Credit Facility of $18 million are being amortized over the term of the Credit Agreement, as extended pursuant to the March 1, 2013 amendment. At March 31, 2015 the Revolving Credit Facility was undrawn and Delphi had approximately $17 million in letters of credit issued under the Credit Agreement. The maximum amount drawn under the Revolving Credit Facility during the three months ended March 31, 2015 to manage intra-month working capital needs was $240 million. Letters of credit issued under the Credit Agreement reduce availability under the Revolving Credit Facility.
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

	March 31, 2015		December 31, 2014
	LIBOR plus	ABR plus	LIBOR plus	ABR plus
Revolving Credit Facility	1.00%	0.25%	1.00%	0.25%
Tranche A Term Loan	1.00%	0.25%	1.00%	0.25%
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
The interest rate period with respect to LIBOR interest rate options can be set at one-, two-, three-, or six-months as selected by the Issuer in accordance with the terms of the Credit Agreement (or other period as may be agreed by the applicable lenders), but payable no less than quarterly. The Issuer may elect to change the selected interest rate in accordance with the provisions of the Credit Agreement. As of March 31, 2015, the Issuer selected the one-month LIBOR interest rate option, as detailed in the table below, and the amounts outstanding, and rates effective as of March 31, 2015 were based on Delphi’s current credit rating and the Applicable Rate for the Credit Agreement:

		Borrowings as of
		March 31, 2015	Rates effective as of
	LIBOR plus	(in millions)	March 31, 2015
Revolving Credit Facility	1.00%	$—	—%
Tranche A Term Loan	1.00%	400	1.1875%
The Issuer was obligated to make quarterly principal payments throughout the term of the Tranche A Term Loan according to the amortization schedule in the Credit Agreement. In conjunction with the partial repayment of the Tranche A Term Loan during the three months ended March 31, 2014, all principal payment obligations have been satisfied through March 1, 2018. Borrowings under the Credit Agreement are prepayable at the Issuer's option without premium or penalty. The Credit Agreement also contains certain mandatory prepayment provisions in the event the Company receives net cash proceeds from certain asset sales or casualty events. No mandatory prepayments under these provisions have been made or are due through March 31, 2015.
The Credit Agreement contains certain covenants that limit, among other things, the Company’s (and the Company’s subsidiaries’) ability to incur additional indebtedness or liens, to dispose of assets, to make certain investments, to prepay certain indebtedness and to pay dividends, or to make other distributions or redemptions/repurchases, in respect of the Company’s equity interests. In addition, the Credit Agreement requires that the Company maintain a consolidated leverage ratio (the ratio of Consolidated Total Indebtedness to Consolidated EBITDA, each as defined in the Credit Agreement) of less than 2.75 to 1.0. The Credit Agreement also contains events of default customary for financings of this type. The Company was in compliance with the Credit Agreement covenants as of March 31, 2015. In the first quarter of 2014, the Company satisfied credit rating-related conditions to the suspension of many of the restrictive covenants and the mandatory prepayment provisions relating to asset sales and casualty events discussed above. Such covenants and prepayment obligations are required to be reinstated if the applicable credit rating criteria are no longer satisfied.
As of March 31, 2015, all obligations under the Credit Agreement are borrowed by Delphi Corporation and jointly and severally guaranteed by its direct and indirect parent companies, subject to certain exceptions set forth in the Credit Agreement.
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
Senior Notes
On May 17, 2011, Delphi Corporation issued $500 million of 5.875% senior unsecured notes due 2019 (the "5.875% Senior Notes") and $500 million of 6.125% senior unsecured notes due 2021 (the "6.125% Senior Notes") (collectively, the

“2011 Senior Notes”) in a transaction exempt from registration under Rule 144A and Regulation S of the Securities Act of 1933 (the “Securities Act”). Delphi paid approximately $23 million of debt issuance costs in connection with the 2011 Senior Notes. The net proceeds of approximately $1 billion as well as cash on hand were used to pay down amounts outstanding under the Original Credit Agreement. In May 2012, Delphi Corporation completed a registered exchange offer for all of the 2011 Senior Notes. No proceeds were received by Delphi Corporation as a result of the exchange. In March 2014, Delphi redeemed for cash the entire $500 million aggregate principal amount outstanding of the 5.875% Senior Notes, financed by a portion of the proceeds received from the issuance of the 2014 Senior Notes, as defined below. In March 2015, Delphi redeemed for cash the entire $500 million aggregate principal amount outstanding of the 6.125% Senior Notes, financed by a portion of the proceeds from the issuance of the 2015 Senior Notes, as defined below. As a result of the redemptions of the 2011 Senior Notes, Delphi recognized losses on debt extinguishment of approximately $52 million during the three months ended March 31, 2015 and $33 million during the three months ended March 31, 2014.
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
On March 10, 2015, Delphi Automotive PLC issued €700 million in aggregate principal amount of 1.50% Euro-denominated senior unsecured notes due 2025 (the “2015 Senior Notes”) in a transaction registered under the Securities Act. The 2015 Senior Notes were priced at 99.54% of par, resulting in a yield to maturity of 1.55%. The proceeds were primarily utilized to redeem the 6.125% Senior Notes, and will also be used to fund future growth initiatives, such as acquisitions, and share repurchases. Delphi incurred approximately $5 million of issuance costs in connection with the 2015 Senior Notes. Interest is payable annually on March 10. The Company has designated the 2015 Senior Notes as a net investment hedge of the foreign currency exposure of its investments in certain Euro-denominated subsidiaries. Refer to Note. 14. Derivatives and Hedging Activities for further information.
Although the specific terms of each indenture governing each series of senior notes vary, the indentures contain certain restrictive covenants, including with respect to Delphi's (and Delphi's subsidiaries) ability to incur liens, enter into sale and leaseback transactions and merge with or into other entities. As of March 31, 2015, the Company was in compliance with the provisions of all series of the outstanding senior notes.
The 2013 Senior Notes and 2014 Senior Notes issued by Delphi Corporation are fully and unconditionally guaranteed, jointly and severally, by Delphi Automotive PLC and by certain of Delphi Automotive PLC's direct and indirect subsidiaries which are directly or indirectly 100% owned by Delphi Automotive PLC, subject to customary release provisions (other than in the case of Delphi Automotive PLC). The 2015 Senior Notes issued by Delphi Automotive PLC are fully and unconditionally guaranteed, jointly and severally, by certain of Delphi Automotive PLC's direct and indirect subsidiaries (including Delphi Corporation), which are directly or indirectly 100% owned by Delphi Automotive PLC, subject to customary release provisions.
Other Financing
Receivable factoring—Various accounts receivable factoring facilities are maintained in Europe and are accounted for as short-term debt. These uncommitted factoring facilities are available through various financial institutions. Delphi also maintains a €350 million committed European accounts receivable factoring facility, with borrowings being subject to the availability of eligible accounts receivable. No amounts were outstanding under these European accounts receivable factoring facilities as of March 31, 2015 and December 31, 2014.
In the first quarter of 2015, the Company entered into arrangements with various financial institutions to sell eligible trade receivables from certain aftermarket customers in North America. These arrangements have original terms of one year and may be renewed annually. The receivables under these arrangements are sold without recourse to the Company and are therefore accounted for as true sales. During the three months ended March 31, 2015, $27 million of receivables were sold under these arrangements, and expenses of less than $1 million were recognized within Interest expense.
Capital leases and other—As of March 31, 2015 and December 31, 2014, approximately $60 million and approximately $53 million, respectively, of other debt issued by certain non-U.S. subsidiaries and capital lease obligations were outstanding.

Government programs—Delphi commonly seeks manufacturing development and financial assistance incentive programs that may be awarded by government entities. Delphi has numerous technology and manufacturing development programs that are competitively awarded from agencies of the U.S. Federal Government. These U.S. based programs are from the U.S. Department of Transportation (“DOT”), the U.S. Department of Energy (“DOE”), and the U.S. Department of Defense (“DoD”). We received approximately $1 million from these Federal agencies during the three months ended March 31, 2015 for work performed. We continue to pursue many technology development programs by bidding on competitively procured programs from DOT, DOE and DoD. Some of these programs were bid with us being the lead or “Prime Contractor”, and some were bid with us as a “Subrecipient” to the Prime Contractor.
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
Operating activities—Net cash provided by operating activities from continuing operations totaled $121 million and $118 million for the three months ended March 31, 2015 and 2014, respectively. Cash flow from operating activities from continuing operations for the three months ended March 31, 2015 consisted primarily of net earnings from continuing operations of $304 million increased by $200 million for non-cash charges for depreciation, amortization, pension costs and extinguishment of debt, partially offset by $393 million related to changes in operating assets and liabilities, net of restructuring and pension contributions. Cash flow from operating activities from continuing operations for the three months ended March 31, 2014 consisted primarily of net earnings from continuing operations of $326 million increased by $168 million for non-cash charges for depreciation and amortization and extinguishment of debt, partially offset by $418 million related to changes in operating assets and liabilities, net of restructuring and pension contributions.
Investing activities—Net cash used in investing activities from continuing operations totaled $213 million and $274 million for the three months ended March 31, 2015 and 2014, respectively. The decrease in usage is primarily due to decreased capital expenditures of $59 million.
Financing activities—Net cash used in financing activities totaled $167 million and $241 million for the three months ended March 31, 2015 and 2014, respectively. The decrease in net cash used in financing activities during the three months ended March 31, 2015 compared to the three months ended March 31, 2014 reflects the net proceeds of approximately $753 million received from the issuance of the 2015 Senior Notes, which were partially utilized to redeem the 6.125% Senior Notes, partially offset by the use of an incremental $87 million of cash on hand in 2015 as compared to 2014 to repurchase ordinary shares. In the three months ended March 31, 2014, the net proceeds of approximately $691 million received from the issuance of the 2014 Senior Notes were primarily used to redeem the 5.875% Senior Notes and to repay a portion of the Tranche A Term Loan.
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

Critical Accounting Estimates
There have been no significant changes in our critical accounting estimates during the three months ended March 31, 2015.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes to the information concerning our exposures to market risk as stated in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.
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
As of March 31, 2015, the Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated, for disclosure purposes, the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective to provide reasonable assurance that the desired control objectives were achieved as of March 31, 2015.
Changes in Internal Control over Financial Reporting
There were no material changes in the Company’s internal controls over financial reporting during the three months ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
We are from time to time subject to various actions, claims, suits, government investigations, and other proceedings incidental to our business, including those arising out of alleged defects, breach of contracts, competition and antitrust matters, product warranties, intellectual property matters, personal injury claims and employment-related matters. For a description of risks related to various legal proceedings and claims, see Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2014. For a description of our outstanding material legal proceedings, see Note 10. Commitments and Contingencies to the unaudited consolidated financial statements included in this report.
ITEM 1A. RISK FACTORS
There have been no material changes in risk factors for the Company in the period covered by this report. For information regarding factors that could affect the Company’s results of operations, financial condition and liquidity, see the risk factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
A summary of our ordinary shares repurchased during the three months ended March 31, 2015, is shown below:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (in millions) (3)
January 1, 2015 to January 31, 2015	1,340,394	$68.64	1,340,394	$1,574
February 1, 2015 to February 28, 2015	664,940	77.18	664,940	1,523
March 1, 2015 to March 31, 2015	1,227,812	78.59	1,227,812	1,426
Total	3,233,146	74.17	3,233,146

(1)
The total number of shares purchased under the Board authorized plans are described below. The number of shares purchased excludes the 744,403 shares granted for vested RSUs during the three months ended March 31, 2015 that were withheld to cover minimum withholding taxes.

(2)	Excluding commissions.

(3)
In January 2015, the Board of Directors authorized a new share repurchase program of up to $1.5 billion. This program follows the completion of the previously announced share repurchase program of $1 billion, which was approved by the Board of Directors in January 2014. The timing of repurchases is dependent on price, market conditions and applicable regulatory requirements.

ITEM 6. EXHIBITS

Exhibit Number	Description
4.1
Senior Notes Indenture, dated as of March 10, 2015, among Delphi Automotive PLC, Wilmington Trust, National Association, as Trustee and Deutsche Bank Trust Company Americas, as Registrar, Paying Agent and Authenticating Agent (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of the Company filed with the SEC on March 10, 2015)

4.2
First Supplemental Indenture, dated as of March 10, 2015, among Delphi Automotive PLC, the guarantors named therein, Wilmington Trust, National Association, as Trustee and Deutsche Bank Trust Company Americas, as Registrar, Paying Agent and Authenticating Agent (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K of the Company filed with the SEC on March 10, 2015)

10.1	Delphi Automotive PLC Long-Term Incentive Plan, as amended and restated (incorporated by reference to the Company's Proxy Statement dated March 9, 2015)+
10.2	Form of Transition and Advisory Services Award pursuant to the Delphi Automotive PLC Long-Term Incentive Plan, as amended and restated*+
10.3	Form of Officer Performance-Based RSU Award pursuant to the Delphi Automotive PLC Long-Term Incentive Plan, as amended and restated*+
10.4	Form of Officer Time-Based RSU Award pursuant to the Delphi Automotive PLC Long-Term Incentive Plan, as amended and restated*+
10.5	Form of Continuity Performance-Based RSU Award pursuant to the Delphi Automotive PLC Long-Term Incentive Plan, as amended and restated*+
10.6	Form of Continuity Time-Based RSU Award pursuant to the Delphi Automotive PLC Long-Term Incentive Plan, as amended and restated*+
10.7	Delphi Automotive PLC Leadership Incentive Plan (incorporated by reference to the Company's Proxy Statement dated March 9, 2015)+
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer*
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	XBRL Instance Document#
101.SCH	XBRL Taxonomy Extension Schema Document#
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document#
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document#
101.LAB	XBRL Taxonomy Extension Label Linkbase Document#
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document#
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
Dated: April 30, 2015