Form 10-Q
period 2015-06-30
Delphi Automotive PLC
filed 2015-07-30
CIK 1521332

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________________________________________________
FORM 10-Q
__________________________________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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
The number of the registrant’s ordinary shares outstanding, $0.01 par value per share as of July 24, 2015, was 284,348,662.

DELPHI AUTOMOTIVE PLC

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
DELPHI AUTOMOTIVE PLC
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

	(in millions, except per share amounts)
Net sales	$3,858	$4,062	$7,655	$7,959
Operating expenses:
Cost of sales	3,076	3,262	6,132	6,426
Selling, general and administrative	261	261	516	509
Amortization	23	23	47	47
Restructuring (Note 7)	17	54	33	75
Total operating expenses	3,377	3,600	6,728	7,057
Operating income	481	462	927	902
Interest expense	(30)	(33)	(62)	(68)
Other (expense) income, net (Note 16)	(2)	3	(56)	(14)
Income from continuing operations before income taxes and equity income	449	432	809	820
Income tax expense	(80)	(56)	(141)	(125)
Income from continuing operations before equity income	369	376	668	695
Equity income, net of tax	—	3	5	10
Income from continuing operations	369	379	673	705
Income from discontinued operations, net of tax (including after-tax gain on divestiture of $285 in 2015) (Note 21)	298	27	223	42
Net income	667	406	896	747
Net income attributable to noncontrolling interest	22	24	42	45
Net income attributable to Delphi	$645	$382	$854	$702

Amounts attributable to Delphi:
Income from continuing operations	$350	$360	$638	$670
Income from discontinued operations	295	22	216	32
Net income	$645	$382	$854	$702

Basic net income per share:
Continuing operations	$1.22	$1.19	$2.21	$2.20
Discontinued operations	1.02	0.07	0.74	0.11
Basic net income per share attributable to Delphi	$2.24	$1.26	$2.95	$2.31
Weighted average number of basic shares outstanding	287.77	302.68	289.33	304.26

Diluted net income per share:
Continuing operations	$1.21	$1.19	$2.20	$2.19
Discontinued operations	1.02	0.07	0.74	0.11
Diluted net income per share attributable to Delphi	$2.23	$1.26	$2.94	$2.30
Weighted average number of diluted shares outstanding	288.85	303.74	290.32	305.30

Cash dividends declared per share	$0.25	$0.25	$0.50	$0.50
See notes to consolidated financial statements.

DELPHI AUTOMOTIVE PLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

	(in millions)
Net income	$667	$406	$896	$747
Other comprehensive income (loss):
Currency translation adjustments	61	21	(173)	7
Net change in unrecognized (loss) gain on derivative instruments, net of tax (Note 14)	(2)	40	(6)	7
Employee benefit plans adjustment, net of tax	(5)	1	22	2
Other comprehensive income (loss)	54	62	(157)	16
Comprehensive income	721	468	739	763
Comprehensive income attributable to noncontrolling interests	23	26	41	43
Comprehensive income attributable to Delphi	$698	$442	$698	$720
See notes to consolidated financial statements.

DELPHI AUTOMOTIVE PLC
CONSOLIDATED BALANCE SHEETS

	June 30, 2015	December 31, 2014
	(Unaudited)

	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$1,171	$859
Restricted cash	1	1
Accounts receivable, net	2,700	2,400
Inventories (Note 3)	1,150	1,013
Other current assets (Note 4)	596	567
Current assets held for sale (Note 21)	316	384
Total current assets	5,934	5,224
Long-term assets:
Property, net	2,988	3,021
Investments in affiliates	93	98
Intangible assets, net (Note 2)	661	728
Goodwill (Note 2)	619	656
Other long-term assets (Note 4)	514	508
Long-term assets held for sale (Note 21)	—	511
Total long-term assets	4,875	5,522
Total assets	$10,809	$10,746
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt (Note 8)	$43	$34
Accounts payable	2,386	2,278
Accrued liabilities (Note 5)	1,170	1,221
Current liabilities held for sale (Note 21)	173	356
Total current liabilities	3,772	3,889
Long-term liabilities:
Long-term debt (Note 8)	2,693	2,417
Pension benefit obligations	922	1,002
Other long-term liabilities (Note 5)	401	390
Long-term liabilities held for sale (Note 21)	—	35
Total long-term liabilities	4,016	3,844
Total liabilities	7,788	7,733
Commitments and contingencies (Note 10)
Shareholders’ equity:
Preferred shares, $0.01 par value per share, 50,000,000 shares authorized, none issued and outstanding	—	—
Ordinary shares, $0.01 par value per share, 1,200,000,000 shares authorized, 285,906,302 and 291,619,411 issued and outstanding as of June 30, 2015 and December 31, 2014, respectively	3	3
Additional paid-in-capital	1,645	1,700
Retained earnings	1,739	1,548
Accumulated other comprehensive loss	(897)	(741)
Total Delphi shareholders’ equity	2,490	2,510
Noncontrolling interest	531	503
Total shareholders’ equity	3,021	3,013
Total liabilities and shareholders’ equity	$10,809	$10,746
See notes to consolidated financial statements.

DELPHI AUTOMOTIVE PLC
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
	2015	2014

	(in millions)
Cash flows from operating activities:
Net income	$896	$747
Income from discontinued operations, net of tax	223	42
Income from continuing operations	673	705
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	216	222
Amortization	47	47
Amortization of deferred debt issuance costs	5	5
Restructuring expense, net of cash paid	(32)	(4)
Deferred income taxes	—	3
Pension and other postretirement benefit expenses	40	45
Income from equity method investments, net of dividends received	2	(10)
Loss on extinguishment of debt	52	34
Loss (gain) on sale of assets	19	(1)
Share-based compensation	35	32
Changes in operating assets and liabilities:
Accounts receivable, net	(303)	(349)
Inventories	(141)	(140)
Other assets	18	(35)
Accounts payable	182	171
Accrued and other long-term liabilities	(106)	(18)
Other, net	(35)	51
Pension contributions	(37)	(43)
Net cash provided by operating activities from continuing operations	635	715
Net cash provided by operating activities from discontinued operations	34	48
Net cash provided by operating activities	669	763
Cash flows from investing activities:
Capital expenditures	(360)	(417)
Proceeds from sale of property / investments	3	5
Net proceeds from divestiture of discontinued operations	660	—
Cost of business, investment and technology acquisitions, net of cash acquired	(23)	—
Payments associated with business disposals	(7)	—
Increase in restricted cash	—	(2)
Net cash provided by (used in) investing activities from continuing operations	273	(414)
Net cash used in investing activities from discontinued operations	(65)	(52)
Net cash provided by (used in) investing activities	208	(466)
Cash flows from financing activities:
Net proceeds under other short- and long-term debt agreements	7	6
Repayments under long-term debt agreements	—	(164)
Repayment of senior notes	(546)	(526)
Proceeds from issuance of senior notes, net of issuance costs	753	691
Dividend payments of consolidated affiliates to minority shareholders	(13)	(7)
Repurchase of ordinary shares	(542)	(358)
Distribution of cash dividends	(145)	(153)
Taxes withheld and paid on employees' restricted share awards	(58)	(8)
Net cash used in financing activities	(544)	(519)
Effect of exchange rate fluctuations on cash and cash equivalents	(2)	(1)
Increase (decrease) in cash and cash equivalents	331	(223)
Cash and cash equivalents at beginning of the period	904	1,389
Cash and cash equivalents at end of the period	$1,235	$1,166
Cash and cash equivalents of discontinued operations	$64	$44
Cash and cash equivalents of continuing operations	$1,171	$1,122
See notes to consolidated financial statements.

DELPHI AUTOMOTIVE PLC
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (Unaudited)

	Ordinary Shares
	Number of Shares	Amount	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Delphi Shareholders’ Equity	Noncontrolling Interest	Total Shareholders’ Equity

	(in millions)
Balance at January 1, 2015	291	$3	$1,700	$1,548	$(741)	$2,510	$503	$3,013
Net income	—	—	—	854	—	854	42	896
Other comprehensive loss	—	—	—	—	(156)	(156)	(1)	(157)
Dividends on ordinary shares	—	—	2	(147)	—	(145)	—	(145)
Dividend payments of consolidated affiliates to minority shareholders	—	—	—	—	—	—	(13)	(13)
Taxes withheld on employees' restricted share award vestings	—	—	(58)	—	—	(58)	—	(58)
Repurchase of ordinary shares	(7)	—	(37)	(516)	—	(553)	—	(553)
Share-based compensation	2	—	36	—	—	36	—	36
Excess tax benefits on share-based compensation	—	—	2	—	—	2	—	2
Balance at June 30, 2015	286	$3	$1,645	$1,739	$(897)	$2,490	$531	$3,021
See notes to consolidated financial statements.

DELPHI AUTOMOTIVE PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. GENERAL
General and basis of presentation—“Delphi,” the “Company,” “we,” “us” and “our” refer to Delphi Automotive PLC, a public limited company which was formed under the laws of Jersey on May 19, 2011, together with its subsidiaries, including Delphi Automotive LLP, a limited liability partnership incorporated under the laws of England and Wales which was formed on August 19, 2009 for the purpose of acquiring certain assets of the former Delphi Corporation ("the Acquisition"), and became a subsidiary of Delphi Automotive PLC in connection with the completion of the Company’s initial public offering on November 22, 2011. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The consolidated financial statements and notes thereto included in this report should be read in conjunction with Delphi's 2014 Annual Report on Form 10-K and the Current Report on Form 8-K filed June 5, 2015 to update the 2014 Annual Report on Form 10-K for the reclassification of the Company's Thermal Systems business as discontinued operations.
Nature of operations—Delphi is a leading global vehicle components manufacturer and provides electrical and electronic, powertrain and safety technology solutions to the global automotive and commercial vehicle markets. Delphi operates manufacturing facilities and technical centers utilizing a regional service model that enables the Company to efficiently and effectively serve its global customers from low cost countries. In line with the growth in emerging markets, Delphi has been increasing its focus on these markets, particularly in China, where the Company has a major manufacturing base and strong customer relationships.

2. SIGNIFICANT ACCOUNTING POLICIES
Consolidation—The consolidated financial statements include the accounts of Delphi and U.S. and non-U.S. subsidiaries in which Delphi holds a controlling financial or management interest and variable interest entities of which Delphi has determined that it is the primary beneficiary. Delphi’s share of the earnings or losses of non-controlled affiliates over which Delphi exercises significant influence (generally a 20% to 50% ownership interest) is included in the consolidated operating results using the equity method of accounting. When Delphi does not have the ability to exercise significant influence (generally when ownership interest is less than 20%), investments in non-consolidated affiliates are accounted for using the cost method. All adjustments, consisting of only normal recurring items, which are necessary for a fair presentation, have been included. All significant intercompany transactions and balances between consolidated Delphi businesses have been eliminated. The Company monitors its investments in affiliates for indicators of other-than-temporary declines in value on an ongoing basis. If the Company determines that such a decline has occurred, an impairment loss is recorded, which is measured as the difference between carrying value and estimated fair value.
During the three and six months ended June 30, 2015, Delphi received a dividend of $8 million from one of its equity method investments. During the six months ended June 30, 2014, Delphi received a dividend of $10 million from its equity method investment in Korea Delphi Automotive Systems Corporation ("KDAC"), a Korean unconsolidated joint venture which has been reclassified to discontinued operations, as further described in Note 21. Discontinued Operations. The dividends were recognized as a reduction to the investment and represented a return on investment included in cash flows from operating activities and cash flows from operating activities from discontinued operations, respectively.
Investments in affiliates accounted for under the cost method totaled $23 million and $0 million as of June 30, 2015 and December 31, 2014, respectively, and are classified within other long-term assets in the consolidated balance sheet.
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
Assets and liabilities of a discontinued operation are reclassified as held for sale for all comparative periods presented in the consolidated balance sheet. For assets that meet the held for sale criteria but do not meet the definition of a discontinued operation, the Company reclassifies the assets and liabilities in the period in which the held for sale criteria are met, but does not reclassify prior period amounts.
Refer to Note 21. Discontinued Operations for further information regarding the Company's assets and liabilities held for sale.
Intangible assets—Intangible assets were $661 million and $728 million as of June 30, 2015 and December 31, 2014, respectively. Delphi amortizes definite-lived intangible assets over their estimated useful lives. Delphi has definite-lived intangible assets related to patents and developed technology, customer relationships, trade names and in-process research and development. Delphi does not amortize indefinite-lived in-process research and development, but tests for impairment annually, or more frequently when indicators of potential impairment exist. Costs to renew or extend the term of acquired intangible assets are recognized as expense as incurred. Amortization expense was $23 million and $47 million for the three and six months ended June 30, 2015 and $23 million and $47 million for the three and six months ended June 30, 2014, respectively.
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
The impairment test involves first qualitatively assessing goodwill for impairment. If the qualitative assessment is not met the Company then performs a quantitative assessment by first comparing the estimated fair value of each reporting unit to its carrying value, including goodwill. Fair value reflects the price a market participant would be willing to pay in a potential sale of the reporting unit. If the fair value exceeds carrying value, then we conclude that no goodwill impairment has occurred. If the carrying value of the reporting unit exceeds its fair value, a second step is required to measure possible goodwill impairment loss. The second step includes hypothetically valuing the tangible and intangible assets and liabilities of the reporting unit as if the reporting unit had been acquired in a business combination. Then, the implied fair value of the reporting unit's goodwill is compared to the carrying value of that goodwill. If the carrying value of the reporting unit's goodwill exceeds the implied fair value of the goodwill, the Company recognizes an impairment loss in an amount equal to the excess, not to exceed the carrying value. There were no indicators of potential goodwill impairment as of June 30, 2015. Goodwill was $619 million and $656 million as of June 30, 2015 and December 31, 2014, respectively.
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
Discontinued operations—The Company reports financial results for discontinued operations separately from continuing operations to distinguish the financial impact of disposal transactions from ongoing operations. Discontinued operations reporting occurs only when the disposal of a component or a group of components of the Company represents a strategic shift that will have a major effect on the Company's operations and financial results. In the second quarter of 2015, Delphi completed the sale of the Company's wholly owned Thermal Systems business. The Company has also committed to a plan to dispose of its interests in two joint ventures which were previously reported within the Thermal Systems segment. Accordingly, the assets and liabilities, operating results and operating and investing cash flows for the previously reported Thermal Systems segment are presented as discontinued operations separate from the Company’s continuing operations for all periods presented. Prior period information has been reclassified to present this business as discontinued operations for all periods presented, and has therefore been excluded from both continuing operations and segment results for all periods presented in these consolidated financial statements and the notes to the consolidated financial statements, unless otherwise noted. These items had no impact on the amounts of previously reported net income attributable to Delphi or total shareholders' equity. Refer to Note 21. Discontinued Operations for further information regarding the Company's discontinued operations.
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
Customer concentrations—As reflected in the table below, combined net sales from continuing operations to General Motors Company ("GM") and Volkswagen Group (“VW”), Delphi's two largest customers, totaled approximately 22% and 22% of our total net sales for the three and six months ended June 30, 2015, respectively, and 25% and 25% for the three and six months ended June 30, 2014, respectively.

	Percentage of Total Net Sales				Accounts and Other Receivables
	Three Months Ended June 30,		Six Months Ended June 30,		June 30, 2015	December 31, 2014
	2015	2014	2015	2014

					(in millions)
GM	14%	16%	14%	16%	$313	$301
VW	8%	9%	8%	9%	214	187
Retrospective changes—Prior period information has been reclassified to present the Thermal Systems business as discontinued operations for all periods presented, and has therefore been excluded from both continuing operations and segment results for all periods presented in these consolidated financial statements and the notes to the consolidated financial statements, unless otherwise noted. Refer to Note 21. Discontinued Operations for further information regarding the Company's discontinued operations.
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
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. This ASU supersedes most of the existing guidance on revenue recognition in Accounting Standards Codification ("ASC") Topic 605, Revenue Recognition and establishes a broad principle that would require an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this principle, an entity identifies the contract with a customer, identifies the separate performance obligations in the contract, determines the transaction price, allocates the transaction price to the separate performance obligations and recognizes revenue when each separate performance obligation is satisfied. The guidance is currently effective for fiscal years beginning after December 15, 2017 and is to be applied retrospectively at the entity's election either to each prior reporting period presented or with the cumulative effect of application recognized at the date of initial application. Early adoption is permitted for fiscal years beginning after December 15, 2016. The Company is currently evaluating the impact that the adoption of this guidance will have on its consolidated financial statements.
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
In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. This guidance requires an entity to measure inventory at the lower of cost and net realizable value, rather than at the lower of cost or market. The guidance is effective for interim and annual periods beginning after December 15, 2016, and is to be applied prospectively. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of this guidance will have on its consolidated financial statements.

3. INVENTORIES
Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or market, including direct material costs and direct and indirect manufacturing costs. A summary of inventories is shown below:

	June 30, 2015	December 31, 2014

	(in millions)
Productive material	$626	$562
Work-in-process	112	104
Finished goods	412	347
Total	$1,150	$1,013

4. ASSETS
Other current assets consisted of the following:

	June 30, 2015	December 31, 2014

	(in millions)
Value added tax receivable	$184	$191
Deferred income taxes	174	171
Prepaid insurance and other expenses	77	59
Reimbursable engineering costs	57	55
Notes receivable	45	28
Income and other taxes receivable	29	34
Deposits to vendors	8	8
Other	22	21
Total	$596	$567
Other long-term assets consisted of the following:

	June 30, 2015	December 31, 2014

	(in millions)
Deferred income taxes	$233	$232
Debt issuance costs (Note 8)	36	42
Income and other taxes receivable	73	67
Reimbursable engineering costs	56	73
Value added tax receivable	29	28
Cost method investments	23	—
Other	64	66
Total	$514	$508

5. LIABILITIES
Accrued liabilities consisted of the following:

	June 30, 2015	December 31, 2014

	(in millions)
Payroll-related obligations	$265	$243
Employee benefits, including current pension obligations	74	127
Income and other taxes payable	230	259
Warranty obligations (Note 6)	61	64
Restructuring (Note 7)	45	80
Customer deposits	28	34
Deferred income taxes	8	8
Derivative financial instruments (Note 14)	85	64
Accrued interest	29	30
Other	345	312
Total	$1,170	$1,221

Other long-term liabilities consisted of the following:

	June 30, 2015	December 31, 2014

	(in millions)
Environmental (Note 10)	$4	$4
Extended disability benefits	11	11
Warranty obligations (Note 6)	84	82
Restructuring (Note 7)	14	17
Payroll-related obligations	9	10
Accrued income taxes	35	29
Deferred income taxes	180	162
Derivative financial instruments (Note 14)	31	40
Other	33	35
Total	$401	$390

6. WARRANTY OBLIGATIONS
Expected warranty costs for products sold are recognized principally at the time of sale of the product based on an estimate of the amount that eventually will be required to settle such obligations. These accruals are based on factors such as past experience, production changes, industry developments and various other considerations. The estimated costs related to product recalls based on a formal campaign soliciting return of that product are accrued at the time an obligation becomes probable and can be reasonably estimated. These estimates are adjusted from time to time based on facts and circumstances that impact the status of existing claims. Delphi has recognized its best estimate for its total aggregate warranty reserves, including product recall costs, across all of its operating segments as of June 30, 2015. The estimated reasonably possible amount to ultimately resolve all matters are not materially different from the recorded reserves as of June 30, 2015.
The table below summarizes the activity in the product warranty liability for the six months ended June 30, 2015:

Warranty Obligations

(in millions)
Accrual balance at beginning of period	$146
Provision for estimated warranties incurred during the period	39
Provision for changes in estimate for pre-existing warranties	1
Settlements made during the period (in cash or in kind)	(37)
Foreign currency translation and other	(4)
Accrual balance at end of period	$145

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
As part of Delphi's continued efforts to optimize its cost structure, it has undertaken several restructuring programs which include workforce reductions as well as plant closures. The Company recorded employee-related and other restructuring charges related to these programs totaling approximately $17 million and $33 million during the three and six months ended June 30, 2015, respectively. These charges were primarily related to Delphi's on-going restructuring programs focused on aligning manufacturing capacity and footprint with the current automotive production levels in Europe and South America.
Restructuring costs of approximately $54 million and $75 million were recorded during the three and six months ended June 30, 2014, respectively. These charges include the recognition of approximately $32 million of employee-related and other costs during the three months ended June 30, 2014 related to the initiation of a workforce reduction at a European manufacturing site within the Powertrain Systems segment.
Additionally, the Company recorded $1 million and $2 million during the three and six months ended June 30, 2015 and $1 million and $2 million during the three and six months ended June 30, 2014, respectively, of restructuring costs within discontinued operations related to the Thermal Systems business.
Restructuring charges for employee separation and termination benefits are paid either over the severance period or in a lump sum in accordance with either statutory requirements or individual agreements. Delphi incurred cash expenditures related to its restructuring programs of approximately $65 million and $79 million in the six months ended June 30, 2015 and 2014, respectively.
The following table summarizes the restructuring charges recorded for the three and six months ended June 30, 2015 and 2014 by operating segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

	(in millions)
Electrical/Electronic Architecture	$5	$14	$9	$27
Powertrain Systems	8	37	14	39
Electronics and Safety	4	3	10	9
Total	$17	$54	$33	$75
The table below summarizes the activity in the restructuring liability for the six months ended June 30, 2015:

	Employee Termination Benefits Liability	Other Exit Costs Liability	Total

	(in millions)
Accrual balance at January 1, 2015	$95	$2	$97
Provision for estimated expenses incurred during the period	33	—	33
Payments made during the period	(64)	(1)	(65)
Foreign currency and other	(6)	—	(6)
Accrual balance at June 30, 2015	$58	$1	$59

8. DEBT
The following is a summary of debt outstanding, net of discounts of approximately $6 million and $2 million related to the 2014 Senior Notes and 2015 Senior Notes, defined below, as of June 30, 2015 and December 31, 2014, respectively:

	June 30, 2015	December 31, 2014

	(in millions)
6.125%, senior notes, due 2021	$—	$500
5.00%, senior notes, due 2023	800	800
4.15%, senior notes, due 2024	698	698
1.50%, Euro-denominated senior notes, due 2025	778	—
Tranche A Term Loan, due 2018	400	400
Capital leases and other	60	53
Total debt	2,736	2,451
Less: current portion	(43)	(34)
Long-term debt	$2,693	$2,417

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
Unamortized debt issuance costs associated with the Tranche A Term Loan and Revolving Credit Facility of $16 million are being amortized over the term of the Credit Agreement, as extended pursuant to the March 1, 2013 amendment. At June 30, 2015, the Revolving Credit Facility was undrawn and Delphi had approximately $8 million in letters of credit issued under the Credit Agreement. Letters of credit issued under the Credit Agreement reduce availability under the Revolving Credit Facility.
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

	June 30, 2015		December 31, 2014
	LIBOR plus	ABR plus	LIBOR plus	ABR plus
Revolving Credit Facility	1.00%	0.25%	1.00%	0.25%
Tranche A Term Loan	1.00%	0.25%	1.00%	0.25%
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
The interest rate period with respect to LIBOR interest rate options can be set at one-, two-, three-, or six-months as selected by the Issuer in accordance with the terms of the Credit Agreement (or other period as may be agreed by the applicable lenders), but payable no less than quarterly. The Issuer may elect to change the selected interest rate in accordance with the provisions of the Credit Agreement. As of June 30, 2015, the Issuer selected the one-month LIBOR interest rate option, as detailed in the table below, and the amounts outstanding, and rates effective as of June 30, 2015 were based on Delphi’s current credit rating and the Applicable Rate for the Credit Agreement:

		Borrowings as of
		June 30, 2015	Rates effective as of
	LIBOR plus	(in millions)	June 30, 2015
Revolving Credit Facility	1.00%	$—	—%
Tranche A Term Loan	1.00%	400	1.1875%
The Issuer was obligated to make quarterly principal payments throughout the term of the Tranche A Term Loan according to the amortization schedule in the Credit Agreement. In conjunction with the partial repayment of the Tranche A Term Loan during the six months ended June 30, 2014, all principal payment obligations have been satisfied through March 1, 2018. Borrowings under the Credit Agreement are prepayable at the Issuer's option without premium or penalty. The Credit

Agreement also contains certain mandatory prepayment provisions in the event the Company receives net cash proceeds from certain asset sales or casualty events. No mandatory prepayments under these provisions have been made or are due through June 30, 2015.
The Credit Agreement contains certain covenants that limit, among other things, the Company’s (and the Company’s subsidiaries’) ability to incur additional indebtedness or liens, to dispose of assets, to make certain investments, to prepay certain indebtedness and to pay dividends, or to make other distributions or redemptions/repurchases, in respect of the Company’s equity interests. In addition, the Credit Agreement requires that the Company maintain a consolidated leverage ratio (the ratio of Consolidated Total Indebtedness to Consolidated EBITDA, each as defined in the Credit Agreement) of less than 2.75 to 1.0. The Credit Agreement also contains events of default customary for financings of this type. The Company was in compliance with the Credit Agreement covenants as of June 30, 2015. In the first quarter of 2014, the Company satisfied credit rating-related conditions to the suspension of many of the restrictive covenants and the mandatory prepayment provisions relating to asset sales and casualty events discussed above. Such covenants and prepayment obligations are required to be reinstated if the applicable credit rating criteria are no longer satisfied.
As of June 30, 2015, all obligations under the Credit Agreement are borrowed by Delphi Corporation and jointly and severally guaranteed by its direct and indirect parent companies, subject to certain exceptions set forth in the Credit Agreement.
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
Senior Notes
On May 17, 2011, Delphi Corporation issued $500 million of 5.875% senior unsecured notes due 2019 (the "5.875% Senior Notes") and $500 million of 6.125% senior unsecured notes due 2021 (the "6.125% Senior Notes") (collectively, the “2011 Senior Notes”) in a transaction exempt from registration under Rule 144A and Regulation S of the Securities Act of 1933 (the “Securities Act”). Delphi paid approximately $23 million of debt issuance costs in connection with the 2011 Senior Notes. The net proceeds of approximately $1 billion as well as cash on hand were used to pay down amounts outstanding under the Original Credit Agreement. In May 2012, Delphi Corporation completed a registered exchange offer for all of the 2011 Senior Notes. No proceeds were received by Delphi Corporation as a result of the exchange. In March 2014, Delphi redeemed for cash the entire $500 million aggregate principal amount outstanding of the 5.875% Senior Notes, financed by a portion of the proceeds received from the issuance of the 2014 Senior Notes, as defined below. In March 2015, Delphi redeemed for cash the entire $500 million aggregate principal amount outstanding of the 6.125% Senior Notes, financed by a portion of the proceeds from the issuance of the 2015 Senior Notes, as defined below. As a result of the redemptions of the 2011 Senior Notes, Delphi recognized losses on debt extinguishment of approximately $52 million during the six months ended June 30, 2015 and $33 million during the six months ended June 30, 2014.
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
Although the specific terms of each indenture governing each series of senior notes vary, the indentures contain certain restrictive covenants, including with respect to Delphi's (and Delphi's subsidiaries) ability to incur liens, enter into sale and leaseback transactions and merge with or into other entities. As of June 30, 2015, the Company was in compliance with the provisions of all series of the outstanding senior notes.
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
Other Financing
Receivable factoring—Various accounts receivable factoring facilities are maintained in Europe and are accounted for as short-term debt. These uncommitted factoring facilities are available through various financial institutions. Delphi also maintains a €350 million committed European accounts receivable factoring facility, with borrowings being subject to the availability of eligible accounts receivable. No amounts were outstanding under these European accounts receivable factoring facilities as of June 30, 2015 and December 31, 2014. In July 2015, the availability under the European accounts receivable factoring facility was increased to €400 million, with the additional capacity on an uncommitted basis.
In the first quarter of 2015, the Company entered into arrangements with various financial institutions to sell eligible trade receivables from certain aftermarket customers in North America. These arrangements have original terms of one year and may be renewed annually. The receivables under these arrangements are sold without recourse to the Company and are therefore accounted for as true sales. During the three and six months ended June 30, 2015, $27 million and $54 million of receivables were sold under these arrangements, and expenses of less than $1 million and $1 million, respectively, were recognized within interest expense.
Capital leases and other—As of June 30, 2015 and December 31, 2014, approximately $60 million and approximately $53 million, respectively, of other debt issued by certain non-U.S. subsidiaries and capital lease obligations were outstanding.
Interest—Cash paid for interest related to amounts outstanding totaled $57 million and $56 million for the six months ended June 30, 2015 and 2014, respectively.

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
The amounts shown below reflect the defined benefit pension expense, including amounts attributable to discontinued operations, for the three and six months ended June 30, 2015 and 2014:

	Non-U.S. Plans		U.S. Plans

	Three Months Ended June 30,
	2015	2014	2015	2014

	(in millions)
Service cost	$14	$16	$—	$—
Interest cost	18	26	1	1
Expected return on plan assets	(18)	(21)	—	—
Settlement loss	3	—	—	—
Amortization of actuarial losses	5	2	—	—
Net periodic benefit cost	$22	$23	$1	$1

	Non-U.S. Plans		U.S. Plans

	Six Months Ended June 30,
	2015	2014	2015	2014

	(in millions)
Service cost	$29	$30	$—	$—
Interest cost	39	50	1	1
Expected return on plan assets	(38)	(40)	—	—
Settlement loss	3	—	—	—
Amortization of actuarial losses	9	4	—	—
Net periodic benefit cost	$42	$44	$1	$1
Other postretirement benefit obligations were approximately $3 million and $3 million at June 30, 2015 and December 31, 2014, respectively.

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
GM Ignition Switch Recall
In the first quarter of 2014, GM, Delphi’s largest customer, initiated a product recall related to ignition switches. Delphi received requests for information from, and cooperated with, various government agencies related to this ignition switch recall. In addition, Delphi was initially named as a co-defendant along with GM (and in certain cases other parties) in class action and product liability lawsuits related to this matter. During the second quarter of 2014, all of the class action cases were transferred to the United States District Court for the Southern District of New York (the “District Court”) for coordinated pretrial proceedings. Two consolidated amended class action complaints were filed in the District Court during the fourth quarter of 2014. Delphi was not named as a defendant in either complaint. An additional class action complaint, brought outside of the consolidated class actions mentioned above, named Delphi as a defendant. Delphi believes the allegations contained in this additional class action are without merit, and intends to vigorously defend against them. Although no assurances can be made as to the ultimate outcome of these or any other future claims, Delphi does not believe a loss is probable and, accordingly, no reserve has been made as of June 30, 2015.
Unsecured Creditors Litigation
The Fourth Amended and Restated Limited Liability Partnership Agreement of Delphi Automotive LLP (the “Fourth LLP Agreement”) was entered into on July 12, 2011 by the members of Delphi Automotive LLP in order to position the Company for its initial public offering. Under the terms of the Fourth LLP Agreement, if cumulative distributions to the members of Delphi Automotive LLP under certain provisions of the Fourth LLP Agreement exceed $7.2 billion, Delphi, as disbursing agent on behalf of DPHH, is required to pay to the holders of allowed general unsecured claims against DPHH $32.50 for every $67.50 in excess of $7.2 billion distributed to the members, up to a maximum amount of $300 million. In December 2014, a complaint was filed in the United States Bankruptcy Court for the Southern District of New York alleging that the redemption by Delphi Automotive LLP of the membership interests of GM and the Pension Benefit Guaranty Corporation (the "PBGC"), and the repurchase of shares and payment of dividends by Delphi Automotive PLC, constituted distributions under the terms of the Fourth LLP Agreement approximating $7.2 billion. Delphi considers cumulative distributions through June 30, 2015 to be substantially below the $7.2 billion threshold, and intends to vigorously contest the allegations set forth in the complaint. In June 2015, the plaintiffs' and Delphi's motions for summary judgment were denied. Both parties filed supplemental briefs in July 2015. Although no assurances can be made as to the ultimate outcome of this claim, Delphi does not believe a loss is probable and, accordingly, no reserve has been made as of June 30, 2015.
Brazil Matters
Delphi conducts significant business operations in Brazil that are subject to the Brazilian federal labor, social security, environmental, tax and customs laws, as well as a variety of state and local laws. While Delphi believes it complies with such laws, they are complex, subject to varying interpretations, and the Company is often engaged in litigation with government agencies regarding the application of these laws to particular circumstances. As of June 30, 2015, the majority of claims asserted against Delphi in Brazil relate to such litigation. The remaining claims in Brazil relate to commercial and labor litigation with private parties. As of June 30, 2015, claims totaling approximately $165 million (using June 30, 2015 foreign currency rates) have been asserted against Delphi in Brazil. As of June 30, 2015, the Company maintains accruals for these asserted claims of $28 million (using June 30, 2015 foreign currency rates). The amounts accrued represent claims that are deemed probable of loss and are reasonably estimable based on the Company’s analyses and assessment of the asserted claims and prior experience with similar matters. While the Company believes its accruals are adequate, the final amounts required to resolve these matters could differ materially from the Company’s recorded estimates and Delphi’s results of operations could be materially affected.
Environmental Matters
Delphi is subject to the requirements of U.S. federal, state, local and non-U.S. environmental and safety and health laws and regulations. As of June 30, 2015 and December 31, 2014, the undiscounted reserve for environmental investigation and remediation was approximately $5 million (of which $1 million was recorded in accrued liabilities and $4 million was recorded in other long-term liabilities) and $5 million (of which $1 million was recorded in accrued liabilities and $4 million was recorded in other long-term liabilities), respectively. Additionally, approximately $7 million and $16 million as of June 30, 2015 and December 31, 2014, respectively, of undiscounted reserve for environmental investigation and remediation attributable to discontinued operations was included within liabilities held for sale. Delphi cannot ensure that environmental requirements will not change or become more stringent over time or that its eventual environmental remediation costs and liabilities will not exceed the amount of its current reserves. In the event that such liabilities were to significantly exceed the amounts recorded, Delphi’s results of operations could be materially affected. At June 30, 2015, the difference between the recorded liabilities and the reasonably possible range of potential loss was not material.
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
The Company's income tax expense and effective tax rate from continuing operations for the three and six months ended June 30, 2015 and 2014 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

	(dollars in millions)
Income tax expense	$80	$56	$141	$125
Effective tax rate	18%	13%	17%	15%
The Company’s effective tax rate from continuing operations was impacted by unfavorable geographic income mix in 2015 as compared to 2014, primarily due to changes in the underlying operations of the business. The Company’s effective tax rate from continuing operations was also impacted by the tax expense (benefit) associated with unusual or infrequent items for the respective interim period as illustrated in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

	(in millions)
Tax credits	$—	$(2)	$—	$(2)
Withholding taxes	(1)	(1)	(1)	(1)
Other change in tax reserves (1)	3	(3)	4	(6)
Other adjustments (2)	1	(4)	1	(5)
Income tax expense (benefit) associated with unusual or infrequent items	$3	$(10)	$4	$(14)

(1)	For the three and six months ended June 30, 2015 and June 30, 2014, the tax expense and benefit, respectively, primarily relate to adjustments in tax reserves which were individually insignificant.

(2)	For the three and six months ended June 30, 2015 and June 30, 2014, the tax expense and benefit, respectively, primarily relate to items which were individually insignificant.
Delphi Automotive PLC is a U.K. resident taxpayer and, we believe, not a domestic corporation for U.S. federal income tax purposes, and as such is not subject to U.S. tax, and generally not subject to U.K. tax on remitted foreign earnings.
Cash paid or withheld for income taxes was $172 million and $152 million for the six months ended June 30, 2015 and 2014 respectively, including amounts attributable to discontinued operations.
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
If these entities are treated as domestic corporations for U.S. federal income tax purposes, the Company will be subject to U.S. federal income tax on its worldwide taxable income, including distributions, as well as deemed income inclusions from some of its non-U.S. subsidiaries. This could have a material adverse impact on our income tax liability in the future. However, the Company may also benefit from deducting certain expenses that are currently not deducted in the U.S. As a U.S. company, any dividends we pay to non-U.S. shareholders could also be subject to U.S. federal income tax withholding at a rate of 30% (unless reduced or eliminated by an income tax treaty), and it is possible that tax may be withheld on such dividends in certain circumstances even before a final determination has been made with respect to the Company's U.S. income tax status. In addition, we could be liable for the failure by Delphi Automotive LLP to withhold U.S. federal income taxes on distributions to its non-U.S. members for periods beginning on or after the Acquisition Date. If we are unsuccessful in contesting the IRS’s assertion, we expect any unfavorable final outcome to adversely impact our tax position, most significantly in future periods, by increasing our annual effective tax rate to approximately 20% to 22%. For the six months ended June 30, 2015, our effective tax rate was 17%. Although the outcome currently remains uncertain, the Company continues to maintain its position that neither Delphi Automotive LLP nor Delphi Automotive PLC should be treated as a domestic corporation for U.S. tax purposes. Accordingly, no adjustment for this matter has been recorded as of June 30, 2015.

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

Weighted Average Shares
The following table illustrates net income per share attributable to Delphi and the weighted average shares outstanding used in calculating basic and diluted income per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

	(in millions, except per share data)
Numerator:
Income from continuing operations	$350	$360	$638	$670
Income from discontinued operations	295	22	216	32
Net income attributable to Delphi	$645	$382	$854	$702
Denominator:
Weighted average ordinary shares outstanding, basic	287.77	302.68	289.33	304.26
Dilutive shares related to restricted stock units ("RSUs")	1.08	1.06	0.99	1.04
Weighted average ordinary shares outstanding, including dilutive shares	288.85	303.74	290.32	305.30

Basic net income per share:
Continuing operations	$1.22	$1.19	$2.21	$2.20
Discontinued operations	1.02	0.07	0.74	0.11
Basic net income per share attributable to Delphi	$2.24	$1.26	$2.95	$2.31
Diluted net income per share:
Continuing operations	$1.21	$1.19	$2.20	$2.19
Discontinued operations	1.02	0.07	0.74	0.11
Diluted net income per share attributable to Delphi	$2.23	$1.26	$2.94	$2.30
Anti-dilutive securities share impact	—	—	—	—
Share Repurchase Program
In January 2015, the Board of Directors authorized a share repurchase program of up to $1.5 billion of ordinary shares, which commenced in March 2015 following the completion of the Company's $1 billion January 2014 share repurchase program. This share repurchase program provides for share purchases in the open market or in privately negotiated transactions, depending on share price, market conditions and other factors, as determined by the Company.
A summary of the ordinary shares repurchased during the three and six months ended June 30, 2015 and 2014 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Total number of shares repurchased	3,649,419	3,267,998	6,882,565	5,644,389
Average price paid per share	$85.72	$67.43	$80.30	$66.89
Total (in millions)	$313	$220	$553	$378
As of June 30, 2015, approximately $1,113 million of share repurchases remained available under the January 2015 share repurchase program. During the period from July 1, 2015 to July 29, 2015, the Company repurchased an additional $125 million worth of shares pursuant to a trading plan with set trading instructions established by the Company. As a result, approximately $988 million of share repurchases remain available under the January 2015 share repurchase program. All repurchased shares were retired, and are reflected as a reduction of ordinary share capital for the par value of the shares, with the excess applied as reductions to additional paid-in capital and retained earnings.

Dividends
On February 26, 2013, the Board of Directors approved the initiation of dividend payments on the Company's ordinary shares. In January 2014, the Board of Directors increased the annual dividend rate from $0.68 to $1.00 per ordinary share. The Company has declared and paid cash dividends per ordinary share during the periods presented as follows:

	Dividend	Amount
	Per Share	(in millions)
2015:
Second quarter	$0.25	$72
First quarter	0.25	73
Total	$0.50	$145
2014:
Fourth quarter	$0.25	$73
Third quarter	0.25	75
Second quarter	0.25	76
First quarter	0.25	77
Total	$1.00	$301
Other
Prior to the completion of the initial public offering on November 22, 2011, net income and other changes to membership interests were allocated to the respective outstanding classes based on the cumulative distribution provisions of the Fourth LLP Agreement.
Under the terms of the Fourth LLP Agreement, if cumulative distributions to the members of Delphi Automotive LLP under certain provisions of the Fourth LLP Agreement exceed $7.2 billion, Delphi, as disbursing agent on behalf of DPHH, is required to pay to the holders of allowed general unsecured claims against DPHH $32.50 for every $67.50 in excess of $7.2 billion distributed to the members, up to a maximum amount of $300 million. This contingency is not considered probable of occurring as of June 30, 2015 and accordingly, no reserve has been recorded. Refer to Note 10. Commitments and Contingencies for additional information.

13. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The changes in accumulated other comprehensive income (loss) attributable to Delphi (net of tax) for the three and six months ended June 30, 2015 and 2014 are shown below. Other comprehensive income includes activity relating to discontinued operations.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

	(in millions)
Foreign currency translation adjustments:
Balance at beginning of period	$(565)	$(27)	$(333)	$(17)
Aggregate adjustment for the period	60	19	(172)	9
Balance at end of period	(505)	(8)	(505)	(8)

Gains (losses) on derivatives:
Balance at beginning of period	(82)	(31)	(78)	2
Other comprehensive income before reclassifications (net tax effect of $8 million, $10 million, $14 million and $3 million)	(27)	37	(50)	3
Reclassification to income (net tax effect of $8 million, $1 million, $13 million and $2 million)	25	3	44	4
Balance at end of period	(84)	9	(84)	9

Pension and postretirement plans:
Balance at beginning of period	(303)	(221)	(330)	(222)
Other comprehensive income before reclassifications (net tax effect of $3 million, $1 million, $1 million and $1 million)	(12)	(1)	12	(2)
Reclassification to income (net tax effect of $0 million, $0 million, $1 million and $0 million)	7	2	10	4
Balance at end of period	(308)	(220)	(308)	(220)

Accumulated other comprehensive loss, end of period	$(897)	$(219)	$(897)	$(219)

Reclassifications from accumulated other comprehensive income to income for the three and six months ended June 30, 2015 and 2014 were as follows:

Reclassification Out of Accumulated Other Comprehensive Income
Details About Accumulated Other Comprehensive Income Components	Three Months Ended June 30,		Six Months Ended June 30,		Affected Line Item in the Statement of Operations
	2015	2014	2015	2014

	(in millions)
Gains (losses) on derivatives:
Commodity derivatives	$(11)	$(6)	$(21)	$(10)	Cost of sales
Foreign currency derivatives	(22)	3	(36)	5	Cost of sales
Foreign currency derivatives	—	1	—	3	Other income
	(33)	(2)	(57)	(2)	Income before income taxes
	8	(1)	13	(2)	Income tax expense
	(25)	(3)	(44)	(4)	Net income
	—	—	—	—	Net income attributable to noncontrolling interest
	$(25)	$(3)	$(44)	$(4)	Net income attributable to Delphi

Pension and postretirement plans:
Actuarial losses	$(5)	$(2)	$(9)	$(4)	(1)
Settlement loss	(2)	—	(2)	—	(1)
	(7)	(2)	(11)	(4)	Income before income taxes
	—	—	1	—	Income tax expense
	(7)	(2)	(10)	(4)	Net income
	—	—	—	—	Net income attributable to noncontrolling interest
	$(7)	$(2)	$(10)	$(4)	Net income attributable to Delphi

Total reclassifications for the period	$(32)	$(5)	$(54)	$(8)

(1)	These accumulated other comprehensive loss components are included in the computation of net periodic pension cost (see Note 9. Pension Benefits for additional details).

14. DERIVATIVES AND HEDGING ACTIVITIES
Delphi is exposed to market risk, such as fluctuations in foreign currency exchange rates, commodity prices and changes in interest rates, which may result in cash flow risks. To manage the volatility relating to these exposures, Delphi aggregates the exposures on a consolidated basis to take advantage of natural offsets. For exposures that are not offset within its operations, Delphi enters into various derivative transactions pursuant to its risk management policies, which prohibit holding or issuing derivative financial instruments for speculative purposes, and designation of derivative instruments is performed on a transaction basis to support hedge accounting. The changes in fair value of these hedging instruments are offset in part or in whole by corresponding changes in the fair value or cash flows of the underlying exposures being hedged. Delphi assesses the initial and ongoing effectiveness of its hedging relationships in accordance with its documented policy. As of June 30, 2015, Delphi has entered into derivative instruments to hedge cash flows extending out to June 2017.
Additionally, the Company has designated the €700 million Euro-denominated 2015 Senior Notes as a net investment hedge of the foreign currency exposure of its investments in certain Euro-denominated subsidiaries. Due to the high degree of effectiveness between the hedging instrument and the exposure being hedged, fluctuations in the value of the Euro-denominated debt due to exchange rate changes are recognized in Cumulative translation adjustment within Other comprehensive income to offset changes in the value of the net investment of these Euro-denominated operations.

As of June 30, 2015, the Company had the following outstanding notional amounts related to commodity and foreign currency forward contracts that were entered into to hedge forecasted exposures:

Commodity	Quantity Hedged	Unit of Measure	Notional Amount (Approximate USD Equivalent)

	(in thousands)		(in millions)
Copper	89,364	pounds	$235

Foreign Currency	Quantity Hedged	Unit of Measure	Notional Amount (Approximate USD Equivalent)

	(in millions)
Mexican Peso	9,757	MXN	$625
Chinese Yuan Renminbi	527	CNY	85
New Turkish Lira	208	TRY	80
Polish Zloty	188	PLN	50
Hungarian Forint	13,136	HUF	45
Brazilian Real	52	BRL	15
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
The fair value of derivative financial instruments recorded in the consolidated balance sheets as of June 30, 2015 and December 31, 2014 are as follows:

	Asset Derivatives		Liability Derivatives		Net Amounts of Assets and (Liabilities) Presented in the Balance Sheet
	Balance Sheet Location	June 30, 2015	Balance Sheet Location	June 30, 2015	June 30, 2015

	(in millions)
Designated derivatives instruments:
Commodity derivatives	Other current assets	$—	Accrued liabilities	$22
Foreign currency derivatives*	Accrued liabilities	4	Accrued liabilities	62	(58)
Commodity derivatives	Other long-term assets	—	Other long-term liabilities	7
Foreign currency derivatives*	Other long-term liabilities	1	Other long-term liabilities	23	(22)
Total		$5		$114
Derivatives not designated:
Commodity derivatives	Other current assets	$—	Accrued liabilities	$2
Foreign currency derivatives*	Accrued liabilities	1	Accrued liabilities	4	(3)
Commodity derivatives	Other long-term assets	—	Other long-term liabilities	1
Foreign currency derivatives*	Other long-term liabilities	—	Other long-term liabilities	1	(1)
Total		$1		$8

	Asset Derivatives		Liability Derivatives		Net Amounts of Assets and (Liabilities) Presented in the Balance Sheet
	Balance Sheet Location	December 31, 2014	Balance Sheet Location	December 31, 2014	December 31, 2014

	(in millions)
Designated derivatives instruments:
Commodity derivatives	Other current assets	$—	Accrued liabilities	$19
Foreign currency derivatives*	Accrued liabilities	3	Accrued liabilities	48	(45)
Commodity derivatives	Other long-term assets	—	Other long-term liabilities	8
Foreign currency derivatives*	Other long-term liabilities	2	Other long-term liabilities	34	(32)
Total		$5		$109
Derivatives not designated:
Foreign currency derivatives*	Accrued liabilities	$1	Accrued liabilities	$1	—
Total		$1		$1
* Derivative instruments within this category are subject to master netting arrangements and are presented on a net basis in the consolidated balance sheets in accordance with accounting guidance related to the offsetting of amounts related to certain contracts.
The fair value of Delphi’s derivative financial instruments was in a net liability position as of June 30, 2015 and December 31, 2014.
The pre-tax effect of derivative financial instruments in the consolidated statement of operations and consolidated statement of comprehensive income for the three months ended June 30, 2015 is as follows:

Three Months Ended June 30, 2015	Loss Recognized in OCI (Effective Portion)	Loss Reclassified from OCI into Income (Effective Portion)	Gain Recognized in Income (Ineffective Portion Excluded from Effectiveness Testing)

	(in millions)
Designated derivatives instruments:
Commodity derivatives	$(11)	$(8)	$—
Foreign currency derivatives	(21)	(18)	—
Total	$(32)	$(26)	$—

Loss Recognized in Income

(in millions)
Derivatives not designated:
Commodity derivatives	$(3)
Foreign currency derivatives	(4)
Total	$(7)

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
The pre-tax effect of derivative financial instruments in the consolidated statement of operations and consolidated statement of comprehensive income for the six months ended June 30, 2015 is as follows:

Six Months Ended June 30, 2015	Loss Recognized in OCI (Effective Portion)	Loss Reclassified from OCI into Income (Effective Portion)	Gain Recognized in Income (Ineffective Portion Excluded from Effectiveness Testing)

	(in millions)
Designated derivatives instruments:
Commodity derivatives	$(25)	$(18)	$—
Foreign currency derivatives	(39)	(32)	—
Total	$(64)	$(50)	$—

Loss Recognized in Income

(in millions)
Derivatives not designated:
Commodity derivatives	$(3)
Foreign currency derivatives	(5)
Total	$(8)

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
The gain or loss reclassified from OCI into income for the effective portion of designated derivative instruments and the gain or loss recognized in income for the ineffective portion of designated derivative instruments excluded from effectiveness testing were recorded to other income, net and cost of sales in the consolidated statements of operations for the three and six months ended June 30, 2015 and 2014. The gain or loss recognized in income for non-designated derivative instruments was recorded in other income, net and cost of sales for the three and six months ended June 30, 2015 and 2014.
Gains and losses on derivatives qualifying as cash flow hedges are recorded in OCI, to the extent that hedges are effective, until the underlying transactions are recognized in earnings. Unrealized amounts in accumulated OCI will fluctuate based on changes in the fair value of hedge derivative contracts at each reporting period. Losses included in accumulated OCI as of June 30, 2015 were approximately $114 million (approximately $84 million net of tax). Of this total, approximately $83 million of losses are expected to be included in cost of sales within the next 12 months and $31 million of losses are expected to be included in cost of sales in subsequent periods. Cash flow hedges are discontinued when Delphi determines it is no longer probable that the originally forecasted transactions will occur. The amount included in cost of sales related to cash flow hedge ineffectiveness was insignificant for the three and six months ended June 30, 2015 and 2014, respectively.
Changes in the value of the Euro-denominated debt designated as a net investment hedge are recorded in Cumulative translation adjustment within OCI to offset changes in the value of the net investment in Euro-denominated operations. During the three and six months ended June 30, 2015, $19 million and $21 million, respectively, of losses were recognized in OCI. Gains or losses on net investment hedges are reclassified to earnings only when the related currency translation adjustments are required to be reclassified, usually upon sale or liquidation of the investment, and there were no amounts reclassified or recognized for ineffectiveness in the three and six months ended June 30, 2015. Cumulative losses included in accumulated OCI on the net investment hedge as of June 30, 2015 were approximately $21 million due to the strengthening of the Euro relative to the U.S. dollar over the term of this arrangement.

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
As of June 30, 2015 and December 31, 2014, Delphi was in a net derivative liability position of $116 million and $104 million, respectively, and no significant adjustments were recorded for nonperformance risk based on the application of peer companies’ CDS rates and because Delphi’s exposures were to counterparties with investment grade credit ratings.
As described in Note 17. Acquisitions and Divestitures, as of June 30, 2015, additional contingent consideration may be earned as a result of Delphi's acquisition agreement for Antaya. The measurement of the liability for this contingent consideration is based on significant inputs that are not observable in the market, and is therefore classified as a Level 3 measurement in accordance with ASU Topic 820-10-35. Examples of utilized unobservable inputs are estimated future earnings of Antaya and applicable discount rates. The estimate of the liability may fluctuate if there are changes in the forecast of Antaya's future earnings or as a result of actual earnings levels achieved. The liability was classified within other long-term liabilities in the consolidated balance sheet at June 30, 2015 and December 31, 2014. Adjustments to this liability for interest accretion are recognized in interest expense, and any other changes in the fair value of this liability will be recognized within other income (expense) in the consolidated statement of operations.
As of June 30, 2015 and December 31, 2014, Delphi had no assets measured at fair value on a recurring basis and had the following liabilities measured at fair value on a recurring basis:

	Total	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3

	(in millions)
As of June 30, 2015:
Commodity derivatives	$33	$—	$33	$—
Foreign currency derivatives	83	—	83	—
Contingent consideration	12	—	—	12
Total	$128	$—	$116	$12
As of December 31, 2014:
Commodity derivatives	$27	$—	$27	$—
Foreign currency derivatives	77	—	77	—
Contingent consideration	11	—	—	11
Total	$115	$—	$104	$11
The changes in the contingent consideration liability classified as a Level 3 measurement for the six months ended June 30, 2015 were as follows:

Contingent Consideration Liability

(in millions)
Fair value at beginning of period	$11
Additions	—
Payments	—
Interest accretion	1
Fair value at end of period	$12
Financial Instruments
Delphi’s non-derivative financial instruments include debt, which consists of its accounts receivable factoring arrangements, capital leases and other debt issued by Delphi’s non-U.S. subsidiaries, the Tranche A Term Loan, the 2013 Senior Notes, the 2014 Senior Notes and the 2015 Senior Notes. The fair value of debt is based on quoted market prices for instruments with public market data or significant other observable inputs for instruments without a quoted public market price (Level 2). As of June 30, 2015 and December 31, 2014, total debt was recorded at $2,736 million and $2,451 million, respectively, and had estimated fair values of $2,744 million and $2,567 million, respectively. For all other financial instruments recorded at June 30, 2015 and December 31, 2014, fair value approximates book value.
Fair Value Measurements on a Nonrecurring Basis
In addition to items that are measured at fair value on a recurring basis, Delphi also has items in its balance sheet that are measured at fair value on a nonrecurring basis. As these items are not measured at fair value on a recurring basis, they are not included in the tables above. Nonfinancial assets and liabilities that are measured at fair value on a nonrecurring basis include long-lived assets, assets held for sale, equity and cost method investments, intangible assets, asset retirement obligations, share-based compensation and liabilities for exit or disposal activities measured at fair value upon initial recognition. During the three and six months ended June 30, 2015, Delphi recorded non-cash asset impairment charges of $4 million and $6 million, respectively, in cost of sales related to declines in the fair values of certain fixed assets. During the three and six months ended June 30, 2014, Delphi recorded non-cash asset impairment charges of $2 million in cost of sales and $1 million in selling, general and administrative expense related to certain assets and capitalized software licenses no longer being utilized. Fair value of long-lived assets is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved and a review of appraisals. As such, Delphi has determined that the fair value measurements of long-lived assets fall in Level 3 of the fair value hierarchy.
Additionally, as further described in Note 21. Discontinued Operations, an after-tax impairment loss of approximately $88 million was recorded in income from discontinued operations in the six months ended June 30, 2015 based on the evaluation and estimate of the fair value of the Company's interest in KDAC of approximately $32 million, determined primarily based on the status of recent discussions with a third party and based on a non-binding offer from that potential buyer, in relation to the carrying value of this interest.

16. OTHER INCOME, NET
Other income (expense), net included:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

	(in millions)
Interest income	$1	$2	$2	$4
Loss on extinguishment of debt	—	—	(52)	(34)
Costs associated with acquisitions	(1)	—	(1)	—
Gain on insurance recovery	—	—	—	14
Other, net	(2)	1	(5)	2
Other (expense) income, net	$(2)	$3	$(56)	$(14)
As further discussed in Note 8. Debt, during the six months ended June 30, 2015, Delphi redeemed for cash the entire aggregate principal amount outstanding of the 6.125% Senior Notes, resulting in a loss on debt extinguishment of approximately $52 million.
During the six months ended June 30, 2014 Delphi redeemed for cash the entire aggregate principal amount outstanding of the 5.875% Senior Notes and repaid a portion of its indebtedness on the Tranche A Term Loan, resulting in a loss on extinguishment of debt of approximately $34 million. Additionally, during the six months ended June 30, 2014, Delphi reached a final settlement with its insurance carrier related to a business interruption insurance claim, and received proceeds from this settlement of approximately $14 million, net of related costs and expenses.

17. ACQUISITIONS AND DIVESTITURES
Sale of Thermal Systems Business
On June 30, 2015, Delphi completed the sale of the Company's wholly owned Thermal Systems business. The Company has also committed to a plan to dispose of its interests in two joint ventures which were previously reported within the Thermal Systems segment, which are classified as held for sale as of June 30, 2015. Accordingly, the results of the Thermal Systems business are classified as discontinued operations. Refer to Note 21. Discontinued Operations for further disclosure related to the Company's discontinued operations and the related assets and liabilities classified as held for sale as of June 30, 2015.
Sale of Reception Systems Business
In June 2015, Delphi entered into an agreement for the sale of its Reception Systems business, which is reported within the Electronics and Safety segment. The net sales of this business were approximately $55 million for the six months ended June 30, 2015. The sale is expected to close in the third quarter of 2015, subject to customary regulatory and other approvals, and the Company expects to receive net cash proceeds of approximately €25 million ($28 million using June 30, 2015 foreign currency rates). The results of operations of this business were not significant to the consolidated financial statements for any period presented, and the divestiture did not meet the discontinued operations criteria. The assets and liabilities of this business were classified as held for sale as of June 30, 2015.
Exit of Argentina Electrical Wiring Business
During the three months ended June 30, 2015, Delphi completed the exit of its Electrical Wiring business located in Argentina, which was previously reported within the Electrical/Electronic Architecture segment. Delphi recognized a loss on the divestiture of this business of $14 million within cost of sales in the second quarter of 2015, which included a cash payment by Delphi to the buyer of $7 million. The results of operations of this business, including the loss on divestiture, were not significant to the consolidated financial statements for any period presented, and the disposal did not meet the discontinued operations criteria.
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
Acquisition of Unwired Holdings, Inc.
On October 1, 2014, Delphi acquired 100% of the equity interests of Unwired Holdings, Inc., ("Unwired"), a media connectivity module supplier to the global automotive industry, for $191 million, net of approximately $19 million for acquired cash, excess net working capital and certain tax benefits. The results of operations of Unwired are reported within the Electrical/Electronic Architecture segment from the date of acquisition.
The acquisition was accounted for as a business combination, with the total purchase price allocated on a preliminary basis using information available, in the fourth quarter of 2014. The purchase price and related allocation were finalized in the three months ended June 30, 2015, and certain adjustments were recorded to the purchase price, goodwill and other assets purchased and liabilities assumed from the amounts disclosed as of December 31, 2014. These adjustments were not significant for any period presented after the acquisition date. The final purchase price and related allocation are shown below (in millions):
Assets acquired and liabilities assumed

Purchase price, cash consideration	$191
Purchase price, acquired cash, excess net working capital and certain tax benefits	19
Total purchase price	$210

Definite-lived intangible assets	$63
Other assets purchased and liabilities assumed, net	17
Identifiable net assets acquired	80
Goodwill resulting from purchase	130
Total purchase price allocation	$210
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
Acquisition of Ottomatika, Inc.
On July 23, 2015, Delphi acquired 100% of the equity interests of Ottomatika, Inc. ("Ottomatika"), an automated vehicle software developer, for approximately $35 million, subject to customary post-closing adjustments, which will primarily be allocated to goodwill and other intangible assets. The acquisition will be accounted for as a business combination, and the results of Ottomatika will be included within the Company's Electronics and Safety segment from the acquisition date. Delphi previously held a convertible debt investment in Ottomatika.
Offer to Acquire HellermannTyton Group PLC
On July 30, 2015, Delphi and HellermannTyton Group PLC ("HellermannTyton"), a public limited company registered in England and Wales, which is a leading global manufacturer of high-performance and innovative cable management solutions, announced the terms of a recommended cash offer by Delphi to acquire all of the issued and to be issued ordinary share capital of HellermannTyton for 480 pence per share, or approximately £1.07 billion in the aggregate (approximately $1.66 billion, based on the GBP:USD exchange rate of 1:1.54 on July 27, 2015), and implies an enterprise value of $1.85 billion. The transaction has been recommended by the board of HellermannTyton and is expected to close in the fourth quarter of 2015, subject to regulatory consents and approvals and approval by HellermannTyton’s shareholders. Upon completion, HellermannTyton will become part of Delphi’s Electrical/Electronic Architecture segment.
In connection with the offer to acquire HellermannTyton, on July 30, 2015, Delphi Automotive PLC and certain of its subsidiaries, certain financial institutions from time to time party thereto, as lenders and Barclays Bank PLC, as administrative agent, entered into a Senior Bridge Credit Agreement (the "Senior Bridge Credit Agreement"), pursuant to which, the lenders thereunder agreed to provide a £550 million bridge term loan facility. Delphi and Delphi Corporation are borrowers under the Senior Bridge Credit Agreement. The bridge term loans are available to be drawn in U.S. Dollars or Pounds Sterling for a period of 364 days, subject to the terms and conditions set forth in the Senior Bridge Credit Agreement, including customary certain funds conditions.
The proceeds of the bridge term loans may be used by Delphi and Delphi Corporation to finance the acquisition of HellermannTyton and to pay certain fees and expenses, as further provided in the Senior Bridge Credit Agreement. The Senior Bridge Credit Agreement provides that, consistent with Delphi Corporation’s existing credit facility, upon the maintenance of certain credit ratings criteria, subsidiaries of Delphi Corporation will not be required to provide guaranties, Delphi and its subsidiaries will not be required to provide collateral and certain negative covenants will remain suspended, subject, in each case, to potential reinstatement if the credit ratings criteria cease to be satisfied.
The Company has not drawn on the Senior Bridge Credit Agreement.
Other
During the three months ended June 30, 2015, the Company's Powertrain Systems segment made a $20 million investment in Tula Technology Inc., an engine control software company, and the Electronics and Safety segment made a $3 million investment in in Quanergy, a leader in 3D Light Detection and Ranging (“LIDAR”) sensing technology for automated driving. The Company's investments are accounted for under the cost method.

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
A summary of activity, including award grants, vesting and forfeitures is provided below:

	RSUs	Weighted Average Grant Date Fair Value
	(in thousands)
Nonvested, January 1, 2015	2,274	$50.38
Granted	946	84.55
Vested	(526)	39.92
Forfeited	(152)	61.93
Nonvested, June 30, 2015	2,542	64.58

Delphi recognized compensation expense of $21 million ($16 million, net of tax) and $19 million ($15 million, net of tax) based on the Company’s best estimate of ultimate performance against the respective targets during the three months ended June 30, 2015 and 2014, respectively. Delphi recognized compensation expense of $35 million ($27 million, net of tax) and $33 million ($25 million, net of tax) based on the Company’s best estimate of ultimate performance against the respective targets during the six months ended June 30, 2015 and 2014, respectively. Delphi will continue to recognize compensation expense, based on the grant date fair value of the awards applied to the Company’s best estimate of ultimate performance against the respective targets, over the requisite vesting periods of the awards. Based on the grant date fair value of the awards and the Company’s best estimate of ultimate performance against the respective targets as of June 30, 2015, unrecognized compensation expense on a pretax basis of approximately $129 million is anticipated to be recognized over a weighted average period of approximately 2 years. For the six months ended June 30, 2015 and 2014, respectively, approximately $58 million and $8 million of cash was paid and reflected as a financing activity in the statements of cash flows related to the minimum statutory tax withholding for vested RSUs.

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
The historical presentation of certain intercompany accounts and activity within the supplemental guarantor condensed consolidating financial statements has been revised to be consistent with the presentation as of June 30, 2015.

Statement of Operations Three Months Ended June 30, 2015

	Parent	Subsidiary Guarantors	Subsidiary Issuer/Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated

	(in millions)
Net sales	$—	$—	$—	$3,858	$—	$3,858
Operating expenses:
Cost of sales	—	—	—	3,076	—	3,076
Selling, general and administrative	44	—	—	217	—	261
Amortization	—	—	—	23	—	23
Restructuring	—	—	—	17	—	17
Total operating expenses	44	—	—	3,333	—	3,377
Operating income	(44)	—	—	525	—	481
Interest (expense) income	(26)	(9)	(38)	(21)	64	(30)
Other income (expense), net	—	20	19	23	(64)	(2)
(Loss) income from continuing operations before income taxes and equity income	(70)	11	(19)	527	—	449
Income tax benefit (expense)	—	—	7	(87)	—	(80)
(Loss) income from continuing operations before equity income	(70)	11	(12)	440	—	369
Equity in net income (loss) of subsidiaries	715	704	183	—	(1,602)	—
Income from continuing operations	645	715	171	440	(1,602)	369
Income from discontinued operations, net of tax	—	—	—	298	—	298
Net income (loss)	645	715	171	738	(1,602)	667
Net income attributable to noncontrolling interest	—	—	—	22	—	22
Net income (loss) attributable to Delphi	$645	$715	$171	$716	$(1,602)	$645
Statement of Operations Six Months Ended June 30, 2015

	Parent	Subsidiary Guarantors	Subsidiary Issuer/Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated

	(in millions)
Net sales	$—	$—	$—	$7,655	$—	$7,655
Operating expenses:
Cost of sales	—	—	—	6,132	—	6,132
Selling, general and administrative	26	—	—	490	—	516
Amortization	—	—	—	47	—	47
Restructuring	—	—	—	33	—	33
Total operating expenses	26	—	—	6,702	—	6,728
Operating income	(26)	—	—	953	—	927
Interest (expense) income	(46)	(15)	(83)	(51)	133	(62)
Other income (expense), net	—	35	(7)	49	(133)	(56)
(Loss) income from continuing operations before income taxes and equity income	(72)	20	(90)	951	—	809
Income tax benefit (expense)	—	—	33	(174)	—	(141)
(Loss) income from continuing operations before equity income	(72)	20	(57)	777	—	668
Equity in net income of affiliates	—	—	—	5	—	5
Equity in net income (loss) of subsidiaries	926	906	262	—	(2,094)	—
Income from continuing operations	854	926	205	782	(2,094)	673
Income from discontinued operations, net of tax	—	—	—	223	—	223
Net income (loss)	854	926	205	1,005	(2,094)	896
Net income attributable to noncontrolling interest	—	—	—	42	—	42
Net income (loss) attributable to Delphi	$854	$926	$205	$963	$(2,094)	$854

Statement of Operations Three Months Ended June 30, 2014

	Parent	Subsidiary Guarantors	Subsidiary Issuer/Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated

	(in millions)
Net sales	$—	$—	$—	$4,062	$—	$4,062
Operating expenses:
Cost of sales	—	—	—	3,262	—	3,262
Selling, general and administrative	30	—	—	231	—	261
Amortization	—	—	—	23	—	23
Restructuring	—	—	—	54	—	54
Total operating expenses	30	—	—	3,570	—	3,600
Operating (loss) income	(30)	—	—	492	—	462
Interest (expense) income	(5)	(10)	(45)	(18)	45	(33)
Other income (expense), net	—	19	16	13	(45)	3
(Loss) income from continuing operations before income taxes and equity income	(35)	9	(29)	487	—	432
Income tax benefit (expense)	—	—	11	(67)	—	(56)
(Loss) income from continuing operations before equity income	(35)	9	(18)	420	—	376
Equity in net income of affiliates	—	—	—	3	—	3
Equity in net income (loss) of subsidiaries	417	408	72	—	(897)	—
Income from continuing operations	382	417	54	423	(897)	379
Income from discontinued operations, net of tax	—	—	—	27	—	27
Net income (loss)	382	417	54	450	(897)	406
Net income attributable to noncontrolling interest	—	—	—	24	—	24
Net income (loss) attributable to Delphi	$382	$417	$54	$426	$(897)	$382
Statement of Operations Six Months Ended June 30, 2014

	Parent	Subsidiary Guarantors	Subsidiary Issuer/Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated

	(in millions)
Net sales	$—	$—	$—	$7,959	$—	$7,959
Operating expenses:
Cost of sales	—	—	—	6,426	—	6,426
Selling, general and administrative	35	—	—	474	—	509
Amortization	—	—	—	47	—	47
Restructuring	—	—	—	75	—	75
Total operating expenses	35	—	—	7,022	—	7,057
Operating (loss) income	(35)	—	—	937	—	902
Interest (expense) income	(9)	(16)	(92)	(36)	85	(68)
Other income (expense), net	—	34	(3)	40	(85)	(14)
(Loss) income from continuing operations before income taxes and equity income	(44)	18	(95)	941	—	820
Income tax benefit (expense)	—	—	35	(160)	—	(125)
(Loss) income from continuing operations before equity income	(44)	18	(60)	781	—	695
Equity in net income of affiliates	—	—	—	10	—	10
Equity in net income (loss) of subsidiaries	746	728	142	—	(1,616)	—
Income from continuing operations	702	746	82	791	(1,616)	705
Income from discontinued operations, net of tax	—	—	—	42	—	42
Net income (loss)	702	746	82	833	(1,616)	747
Net income attributable to noncontrolling interest	—	—	—	45	—	45
Net income (loss) attributable to Delphi	$702	$746	$82	$788	$(1,616)	$702

Statement of Comprehensive Income Three Months Ended June 30, 2015

	Parent	Subsidiary Guarantors	Subsidiary Issuer/Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated

	(in millions)
Net income (loss)	$645	$715	$171	$738	$(1,602)	$667
Other comprehensive income (loss):
Currency translation adjustments	—	—	—	61	—	61
Net change in unrecognized loss on derivative instruments, net of tax	—	—	—	(2)	—	(2)
Employee benefit plans adjustment, net of tax	—	—	—	(5)	—	(5)
Other comprehensive income	—	—	—	54	—	54
Equity in other comprehensive income (loss) of subsidiaries	53	(17)	—	—	(36)	—
Comprehensive income (loss)	698	698	171	792	(1,638)	721
Comprehensive income attributable to noncontrolling interests	—	—	—	23	—	23
Comprehensive income (loss) attributable to Delphi	$698	$698	$171	$769	$(1,638)	$698
Statement of Comprehensive Income Six Months Ended June 30, 2015

	Parent	Subsidiary Guarantors	Subsidiary Issuer/Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated

	(in millions)
Net income (loss)	$854	$926	$205	$1,005	$(2,094)	$896
Other comprehensive income (loss):
Currency translation adjustments	—	—	—	(173)	—	(173)
Net change in unrecognized loss on derivative instruments, net of tax	—	—	—	(6)	—	(6)
Employee benefit plans adjustment, net of tax	—	—	—	22	—	22
Other comprehensive loss	—	—	—	(157)	—	(157)
Equity in other comprehensive (loss) income of subsidiaries	(156)	(228)	(1)	—	385	—
Comprehensive income (loss)	698	698	204	848	(1,709)	739
Comprehensive income attributable to noncontrolling interests	—	—	—	41	—	41
Comprehensive income (loss) attributable to Delphi	$698	$698	$204	$807	$(1,709)	$698

Statement of Comprehensive Income Three Months Ended June 30, 2014

	Parent	Subsidiary Guarantors	Subsidiary Issuer/Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated

	(in millions)
Net income (loss)	$382	$417	$54	$450	$(897)	$406
Other comprehensive income (loss):
Currency translation adjustments	—	—	—	21	—	21
Net change in unrecognized gain on derivative instruments, net of tax	—	—	—	40	—	40
Employee benefit plans adjustment, net of tax	—	—	—	1	—	1
Other comprehensive income	—	—	—	62	—	62
Equity in other comprehensive income (loss) of subsidiaries	60	25	17	—	(102)	—
Comprehensive income (loss)	442	442	71	512	(999)	468
Comprehensive income attributable to noncontrolling interests	—	—	—	26	—	26
Comprehensive income (loss) attributable to Delphi	$442	$442	$71	$486	$(999)	$442
Statement of Comprehensive Income Six Months Ended June 30, 2014

	Parent	Subsidiary Guarantors	Subsidiary Issuer/Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated

	(in millions)
Net income (loss)	$702	$746	$82	$833	$(1,616)	$747
Other comprehensive income (loss):
Currency translation adjustments	—	—	—	7	—	7
Net change in unrecognized gain on derivative instruments, net of tax	—	—	—	7	—	7
Employee benefit plans adjustment, net of tax	—	—	—	2	—	2
Other comprehensive income	—	—	—	16	—	16
Equity in other comprehensive income (loss) of subsidiaries	18	(26)	9	—	(1)	—
Comprehensive income (loss)	720	720	91	849	(1,617)	763
Comprehensive income attributable to noncontrolling interests	—	—	—	43	—	43
Comprehensive income (loss) attributable to Delphi	$720	$720	$91	$806	$(1,617)	$720

Balance Sheet as of June 30, 2015

	Parent	Subsidiary Guarantors	Subsidiary Issuer/Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated

	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$11	$1	$—	$1,159	$—	$1,171
Restricted cash	—	—	—	1	—	1
Accounts receivable, net	—	—	—	2,700	—	2,700
Intercompany receivables, current	—	971	509	3,597	(5,077)	—
Inventories	—	—	—	1,150	—	1,150
Other current assets	—	—	—	596	—	596
Current assets held for sale	—	—	—	316	—	316
Total current assets	11	972	509	9,519	(5,077)	5,934
Long-term assets:
Intercompany receivables, long-term	—	798	977	1,525	(3,300)	—
Property, net	—	—	—	2,988	—	2,988
Investments in affiliates	—	—	—	93	—	93
Investments in subsidiaries	6,769	6,845	2,858	—	(16,472)	—
Intangible assets, net	—	—	—	1,280	—	1,280
Other long-term assets	5	—	31	478	—	514
Total long-term assets	6,774	7,643	3,866	6,364	(19,772)	4,875
Total assets	$6,785	$8,615	$4,375	$15,883	$(24,849)	$10,809
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$—	$—	$—	$43	$—	$43
Accounts payable	1	—	—	2,385	—	2,386
Intercompany payables, current	3,501	547	784	239	(5,071)	—
Accrued liabilities	15	—	24	1,131	—	1,170
Current liabilities held for sale	—	—	—	173	—	173
Total current liabilities	3,517	547	808	3,971	(5,071)	3,772
Long-term liabilities:
Long-term debt	778	—	1,898	17	—	2,693
Intercompany payables, long-term	—	1,299	1,023	977	(3,299)	—
Pension benefit obligations	—	—	—	922	—	922
Other long-term liabilities	—	—	13	388	—	401
Total long-term liabilities	778	1,299	2,934	2,304	(3,299)	4,016
Total liabilities	4,295	1,846	3,742	6,275	(8,370)	7,788
Total Delphi shareholders’ equity	2,490	6,769	633	9,077	(16,479)	2,490
Noncontrolling interest	—	—	—	531	—	531
Total shareholders’ equity	2,490	6,769	633	9,608	(16,479)	3,021
Total liabilities and shareholders’ equity	$6,785	$8,615	$4,375	$15,883	$(24,849)	$10,809

Balance Sheet as of December 31, 2014

	Parent	Subsidiary Guarantors	Subsidiary Issuer/Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated

	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$9	$1	$—	$849	$—	$859
Restricted cash	—	—	—	1	—	1
Accounts receivable, net	—	—	—	2,400	—	2,400
Intercompany receivables, current	88	198	1,397	2,046	(3,729)	—
Inventories	—	—	—	1,013	—	1,013
Other current assets	—	—	—	567	—	567
Current assets held for sale	—	—	—	384	—	384
Total current assets	97	199	1,397	7,260	(3,729)	5,224
Long-term assets:
Intercompany receivables, long-term	—	775	947	1,519	(3,241)	—
Property, net	—	—	—	3,021	—	3,021
Investments in affiliates	—	—	—	98	—	98
Investments in subsidiaries	5,215	6,071	1,644	—	(12,930)	—
Intangible assets, net	—	—	—	1,384	—	1,384
Other long-term assets	—	—	42	466	—	508
Long-term assets held for sale	—	—	—	511	—	511
Total long-term assets	5,215	6,846	2,633	6,999	(16,171)	5,522
Total assets	$5,312	$7,045	$4,030	$14,259	$(19,900)	$10,746
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$—	$—	$—	$34	$—	$34
Accounts payable	2	—	—	2,276	—	2,278
Intercompany payables, current	2,800	536	89	303	(3,728)	—
Accrued liabilities	—	—	29	1,192	—	1,221
Current liabilities held for sale	—	—	—	356	—	356
Total current liabilities	2,802	536	118	4,161	(3,728)	3,889
Long-term liabilities:
Long-term debt	—	—	2,398	19	—	2,417
Intercompany payables, long-term	—	1,294	1,001	947	(3,242)	—
Pension benefit obligations	—	—	—	1,002	—	1,002
Other long-term liabilities	—	—	11	379	—	390
Long-term liabilities held for sale	—	—	—	35	—	35
Total long-term liabilities	—	1,294	3,410	2,382	(3,242)	3,844
Total liabilities	2,802	1,830	3,528	6,543	(6,970)	7,733
Total Delphi shareholders’ equity	2,510	5,215	502	7,213	(12,930)	2,510
Noncontrolling interest	—	—	—	503	—	503
Total shareholders’ equity	2,510	5,215	502	7,716	(12,930)	3,013
Total liabilities and shareholders’ equity	$5,312	$7,045	$4,030	$14,259	$(19,900)	$10,746

Statement of Cash Flows for the Six Months Ended June 30, 2015

	Parent	Subsidiary Guarantors	Subsidiary Issuer/Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated

	(in millions)
Net cash provided by operating activities from continuing operations	$6	$—	$—	$629	$—	$635
Net cash provided by operating activities from discontinued operations	—	—	—	34	—	34
Net cash provided by operating activities	6	—	—	663	—	669
Cash flows from investing activities:
Capital expenditures	—	—	—	(360)	—	(360)
Proceeds from sale of property / investments	—	—	—	3	—	3
Net proceeds from divestiture of discontinued operations	—	—	—	660	—	660
Cost of business, investment and technology acquisitions, net of cash acquired	—	—	—	(23)	—	(23)
Payments associated with business disposals	—	—	—	(7)	—	(7)
Loans to affiliates	—	(753)	(342)	(723)	1,818	—
Repayments of loans from affiliates	—	—	135	—	(135)	—
Investments in subsidiaries	(753)	—	—	—	753	—
Net cash (used in) provided by investing activities from continuing operations	(753)	(753)	(207)	(450)	2,436	273
Net cash used in investing activities from discontinued operations	—	—	—	(65)	—	(65)
Net cash (used in) provided by investing activities	(753)	(753)	(207)	(515)	2,436	208
Cash flows from financing activities:
Net proceeds under other short- and long-term debt agreements	—	—	—	7	—	7
Repayment of senior notes	—	—	(546)	—	—	(546)
Proceeds from issuance of senior notes, net of issuance costs	753	—	—	—	—	753
Dividend payments of consolidated affiliates to minority shareholders	—	—	—	(13)	—	(13)
Proceeds from borrowings from affiliates	818	—	753	247	(1,818)	—
Payments on borrowings from affiliates	(135)	—	—	—	135	—
Investment from parent	—	753	—	—	(753)	—
Repurchase of ordinary shares	(542)	—	—	—	—	(542)
Distribution of cash dividends	(145)	—	—	—	—	(145)
Taxes withheld and paid on employees' restricted share awards	—	—	—	(58)	—	(58)
Net cash provided by (used in) financing activities	749	753	207	183	(2,436)	(544)
Effect of exchange rate fluctuations on cash and cash equivalents	—	—	—	(2)	—	(2)
Increase (decrease) in cash and cash equivalents	2	—	—	329	—	331
Cash and cash equivalents at beginning of period	9	1	—	894	—	904
Cash and cash equivalents at end of period	$11	$1	$—	$1,223	$—	$1,235
Cash and cash equivalents of discontinued operations	$—	$—	$—	$64	$—	$64
Cash and cash equivalents of continuing operations	$11	$1	$—	$1,159	$—	$1,171

Statement of Cash Flows for the Six Months Ended June 30, 2014

	Parent	Subsidiary Guarantors	Subsidiary Issuer/Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated

	(in millions)
Net cash provided by operating activities from continuing operations	$48	$—	$—	$667	$—	$715
Net cash provided by operating activities from discontinued operations	—	—	—	48	—	48
Net cash provided by operating activities	48	—	—	715	—	763
Cash flows from investing activities:
Capital expenditures	—	—	—	(417)	—	(417)
Proceeds from sale of property	—	—	—	5	—	5
Increase in restricted cash	—	—	—	(2)	—	(2)
Loans to affiliates	—	—	(410)	(713)	1,123	—
Repayments of loans from affiliates	—	—	55	254	(309)	—
Net cash (used in) provided by investing activities from continuing operations	—	—	(355)	(873)	814	(414)
Net cash used in investing activities from discontinued operations	—	—	—	(52)	—	(52)
Net cash (used in) provided by investing activities	—	—	(355)	(925)	814	(466)
Cash flows from financing activities:
Net proceeds under other short- and long-term debt agreements	—	—	—	6	—	6
Repayments under long-term debt agreements	—	—	(164)	—	—	(164)
Repayment of senior notes	—	—	(526)	—	—	(526)
Proceeds from issuance of senior notes, net of issuance costs	—	—	691	—	—	691
Dividend payments of consolidated affiliates to minority shareholders	—	—	—	(7)	—	(7)
Proceeds from borrowings from affiliates	515	144	464	—	(1,123)	—
Payments on borrowings from affiliates	(55)	(144)	(110)	—	309	—
Repurchase of ordinary shares	(358)	—	—	—	—	(358)
Distribution of cash dividends	(153)	—	—	—	—	(153)
Taxes withheld and paid on employees' restricted share awards	—	—	—	(8)	—	(8)
Net cash (used in) provided by financing activities	(51)	—	355	(9)	(814)	(519)
Effect of exchange rate fluctuations on cash and cash equivalents	—	—	—	(1)	—	(1)
Increase (decrease) in cash and cash equivalents	(3)	—	—	(220)	—	(223)
Cash and cash equivalents at beginning of period	7	—	—	1,382	—	1,389
Cash and cash equivalents at end of period	$4	$—	$—	$1,162	$—	$1,166
Cash and cash equivalents of discontinued operations	$—	$—	$—	$44	$—	$44
Cash and cash equivalents of continuing operations	$4	$—	$—	$1,118	$—	$1,122

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
The accounting policies of the segments are the same as those described in Note 2. Significant Accounting Policies, except that the disaggregated financial results for the segments have been prepared using a management approach, which is consistent with the basis and manner in which management internally disaggregates financial information for the purposes of assisting internal operating decisions. Generally, Delphi evaluates performance based on stand-alone segment net income before interest expense, other income (expense), net, income tax expense, equity income (loss), net of tax, income (loss) from discontinued operations, net of tax, restructuring, other project and integration costs related to acquisitions and other portfolio transactions, asset impairments and gains (losses) on business divestitures (“Adjusted Operating Income”) and accounts for inter-segment sales and transfers as if the sales or transfers were to third parties, at current market prices. Delphi’s management utilizes Adjusted Operating Income as the key performance measure of segment income or loss and for planning and forecasting purposes, as management believes this measure is most reflective of the operational profitability or loss of Delphi's operating segments. Segment Adjusted Operating Income should not be considered a substitute for results prepared in accordance with U.S. GAAP and should not be considered an alternative to net income attributable to Delphi, which is the most directly comparable financial measure to Adjusted Operating Income that is in accordance with U.S. GAAP. Segment Adjusted Operating Income, as determined and measured by Delphi, should also not be compared to similarly titled measures reported by other companies.
As described in Note 21. Discontinued Operations, the Company's previously reported Thermal Systems segment has been classified as discontinued operations, which required retrospective application to balance sheet, statement of operations and certain cash flow financial information for all periods presented. Discontinued operations also includes the Company's thermal original equipment service business, the results of which were previously reported within the Powertrain Systems segment. Certain operations, primarily related to contract manufacturing services, which were previously included within the Thermal Systems reporting segment but which are not included in the scope of the disposal, are reported in continuing operations and have been reclassified within the Electronics and Safety segment for all periods presented. Amounts for shared general and administrative operating expenses that were allocated to the Thermal Systems business in prior periods have been re-allocated to the Company's reportable operating segments.
Included below are sales and operating data for Delphi’s segments for the three and six months ended June 30, 2015 and 2014.

	Electrical/ Electronic Architecture	Powertrain Systems	Electronics and Safety	Eliminations and Other (1)	Total

	(in millions)
For the Three Months Ended June 30, 2015:
Net sales	$2,044	$1,143	$713	$(42)	$3,858
Depreciation & amortization	$69	$45	$21	$—	$135
Adjusted operating income	$292	$146	$88	$—	$526
Operating income	$267	$135	$79	$—	$481
Equity income	$1	$(1)	$—	$—	$—
Net income attributable to noncontrolling interest	$9	$10	$—	$—	$19

	Electrical/ Electronic Architecture	Powertrain Systems	Electronics and Safety	Eliminations and Other (1)	Total

	(in millions)
For the Three Months Ended June 30, 2014:
Net sales	$2,165	$1,188	$760	$(51)	$4,062
Depreciation & amortization	$66	$48	$21	$—	$135
Adjusted operating income	$294	$138	$88	$—	$520
Operating income	$278	$101	$83	$—	$462
Equity income	$4	$(1)	$—	$—	$3
Net income attributable to noncontrolling interest	$10	$9	$—	$—	$19

	Electrical/ Electronic Architecture	Powertrain Systems	Electronics and Safety	Eliminations and Other (1)	Total

	(in millions)
For the Six Months Ended June 30, 2015:
Net sales	$4,122	$2,224	$1,395	$(86)	$7,655
Depreciation & amortization	$135	$89	$39	$—	$263
Adjusted operating income	$556	$275	$167	$—	$998
Operating income	$520	$256	$151	$—	$927
Equity income	$5	$—	$—	$—	$5
Net income attributable to noncontrolling interest	$17	$18	$—	$—	$35

	Electrical/ Electronic Architecture	Powertrain Systems	Electronics and Safety	Eliminations and Other (1)	Total

	(in millions)
For the Six Months Ended June 30, 2014:
Net sales	$4,276	$2,285	$1,497	$(99)	$7,959
Depreciation & amortization	$130	$99	$40	$—	$269
Adjusted operating income	$563	$251	$169	$—	$983
Operating income	$532	$212	$158	$—	$902
Equity income	$10	$—	$—	$—	$10
Net income attributable to noncontrolling interest	$17	$18	$—	$—	$35

(1)	Eliminations and Other includes the elimination of inter-segment transactions.

The reconciliation of Adjusted Operating Income to Operating Income includes restructuring, other project and integration costs related to acquisitions and other portfolio transactions, asset impairments and gains (losses) on business divestitures. The reconciliation of Adjusted Operating Income to net income attributable to Delphi for the three and six months ended June 30, 2015 and 2014 are as follows:

	Electrical/ Electronic Architecture	Powertrain Systems	Electronics and Safety	Eliminations and Other	Total

	(in millions)
For the Three Months Ended June 30, 2015:
Adjusted operating income	$292	$146	$88	$—	$526
Restructuring	(5)	(8)	(4)	—	(17)
Other acquisition and portfolio project costs	(5)	(3)	(2)	—	(10)
Asset impairments	(1)	—	(3)	—	(4)
Loss on business divestiture	(14)	—	—	—	(14)
Operating income	$267	$135	$79	$—	481
Interest expense					(30)
Other income (expense), net					(2)
Income from continuing operations before income taxes and equity income					449
Income tax expense					(80)
Equity income, net of tax					—
Income from continuing operations					369
Income from discontinued operations, net of tax					298
Net income					667
Net income attributable to noncontrolling interest					22
Net income attributable to Delphi					$645

	Electrical/ Electronic Architecture	Powertrain Systems	Electronics and Safety	Eliminations and Other	Total

	(in millions)
For the Three Months Ended June 30, 2014:
Adjusted operating income	$294	$138	$88	$—	$520
Restructuring	(14)	(37)	(3)	—	(54)
Other acquisition and portfolio project costs	(1)	—	—	—	(1)
Asset impairments	(1)	—	(2)	—	(3)
Operating income	$278	$101	$83	$—	462
Interest expense					(33)
Other income (expense), net					3
Income from continuing operations before income taxes and equity income					432
Income tax expense					(56)
Equity income, net of tax					3
Income from continuing operations					379
Income from discontinued operations, net of tax					27
Net income					406
Net income attributable to noncontrolling interest					24
Net income attributable to Delphi					$382

	Electrical/ Electronic Architecture	Powertrain Systems	Electronics and Safety	Eliminations and Other	Total

	(in millions)
For the Six Months Ended June 30, 2015:
Adjusted operating income	$556	$275	$167	$—	$998
Restructuring	(9)	(14)	(10)	—	(33)
Other acquisition and portfolio project costs	(10)	(5)	(3)	—	(18)
Asset impairments	(3)	—	(3)	—	(6)
Loss on business divestiture	(14)	—	—	—	(14)
Operating income	$520	$256	$151	$—	927
Interest expense					(62)
Other income (expense), net					(56)
Income from continuing operations before income taxes and equity income					809
Income tax expense					(141)
Equity income, net of tax					5
Income from continuing operations					673
Income from discontinued operations, net of tax					223
Net income					896
Net income attributable to noncontrolling interest					42
Net income attributable to Delphi					$854

	Electrical/ Electronic Architecture	Powertrain Systems	Electronics and Safety	Eliminations and Other	Total

	(in millions)
For the Six Months Ended June 30, 2014:
Adjusted operating income	$563	$251	$169	$—	$983
Restructuring	(27)	(39)	(9)	—	(75)
Other acquisition and portfolio project costs	(3)	—	—	—	(3)
Asset impairments	(1)	—	(2)	—	(3)
Operating income	$532	$212	$158	$—	902
Interest expense					(68)
Other income (expense), net					(14)
Income from continuing operations before income taxes and equity income					820
Income tax expense					(125)
Equity income, net of tax					10
Income from continuing operations					705
Income from discontinued operations, net of tax					42
Net income					747
Net income attributable to noncontrolling interest					45
Net income attributable to Delphi					$702

NOTE 21. DISCONTINUED OPERATIONS
During the first quarter of 2015, the Company determined that its previously reported Thermal Systems segment met the criteria to be classified as a discontinued operation as a result of entering into a definitive agreement for the sale of substantially all of the assets and liabilities of the Company's wholly owned Thermal Systems business and a commitment to a plan to dispose of the Company's interests in two joint ventures which were previously reported within the Thermal Systems segment.
On June 30, 2015 the Company closed the sale of its wholly owned Thermal Systems business to MAHLE GmbH ("MAHLE"). The Company received cash proceeds of approximately $670 million and recognized a gain on the divestiture of $285 million (approximately $0.99 per diluted share), net of tax expense of $56 million and transaction costs of $10 million, within income from discontinued operations. As part of the transaction closing, MAHLE also pre-funded approximately $29 million of Thermal Systems accounts payable that were subsequently satisfied in July 2015. Consideration associated with the divestiture remains subject to further adjustments, primarily related to working capital. In conjunction with the sale, Delphi and MAHLE also entered into a transition services agreement under which Delphi will provide certain administrative and other services, as well as a supply agreement under which Delphi will supply certain products, primarily for a period of up to eighteen months following the closing of the transaction.
Delphi and MAHLE also entered into a separate letter of intent regarding the sale of Delphi's 50 percent interest in its Shanghai Delphi Automotive Air Conditioning ("SDAAC") joint venture, subject to customary regulatory and other approvals. The financial results of SDAAC, which are consolidated by Delphi, were historically reported as part of the Thermal Systems segment. Additionally, Delphi determined that the Company's 50 percent interest in its Korea Delphi Automotive Systems Corporation ("KDAC") joint venture, which is accounted for under the equity method and was principally reported as part of the Thermal Systems segment, met the criteria to be classified as held for sale based on management's commitment to divest the Company's interest in KDAC to a separate buyer as part of the Company's overall Thermal Systems divestiture strategy. The Company's interests in these joint ventures remain held for sale as of June 30, 2015.
As the divestiture of the Thermal Systems segment, including the Company's interests in SDAAC and KDAC and the thermal original equipment service business, represents a strategic shift that will have a major effect on the Company's operations and financial results, the assets and liabilities, operating results, and operating and investing cash flows for the former Thermal Systems segment are presented as discontinued operations separate from the Company’s continuing operations for all periods presented. Discontinued operations also includes the Company's thermal original equipment service business, which was included in the sale of the wholly owned Thermal Systems business, the results of which were previously reported within the Powertrain Systems segment. Certain operations, primarily related to contract manufacturing services, which were previously included within the Thermal Systems reporting segment, were excluded from the scope of the divestiture, and are reported in continuing operations within the Electronics and Safety segment for all periods presented. No amounts for shared general and administrative operating expense or interest expense were allocated to discontinued operations. Delphi does not anticipate significant continuing involvement with the divested Thermal Systems business following the closing of the transactions.
The Company determined that the assets and liabilities of the Thermal Systems segment met the held for sale criteria in accordance with FASB ASC 205, Presentation of Financial Statements. Accordingly, the held for sale Thermal Systems assets and liabilities were reclassified in the consolidated balance sheet to assets held for sale or liabilities held for sale, respectively, as the sale of such assets and liabilities is expected within one year, and to current or long-term assets and liabilities held for sale, as appropriate, for prior periods. The Company ceased recording depreciation of the held for sale Thermal Systems assets in the first quarter of 2015. As described above, Delphi completed the sale of the wholly owned Thermal Systems business during the three months ended June 30, 2015. The following table summarizes the carrying value of the major classes of assets and liabilities of discontinued operations:

	June 30, 2015	December 31, 2014

	(in millions)
Cash and cash equivalents	$64	$45
Accounts receivable, net	76	228
Inventories, net	23	91
Property, net	73	322
Investments in affiliates	41	130
Intangible assets, net	1	18
Other assets	8	61
Total assets of the discontinued operations classified as held for sale	286	895
Other assets classified as held for sale	30	—
Total assets held for sale	$316	$895

Accounts payable	$95	$303
Accrued liabilities	11	53
Other liabilities	7	35
Total liabilities of the discontinued operations classified as held for sale	113	391
Other liabilities classified as held for sale	60	—
Total liabilities held for sale	$173	$391
As of June 30, 2015 and December 31, 2014, there was $125 million and $118 million, respectively, of Noncontrolling interest attributable to the Company's partner in the SDAAC joint venture. Other assets and liabilities classified as held for sale as of June 30, 2015 relate to the Company's Reception Systems business, as further described in Note 17. Acquisitions and Divestitures.
Assets and liabilities classified as held for sale were required to be recorded at the lower of carrying value or fair value less costs to sell. Accordingly, an after-tax impairment loss of $88 million (approximately $0.30 per diluted share) was recorded in income from discontinued operations in the first quarter of 2015 based on the evaluation of the fair value of the Company's interest in KDAC in relation to its carrying value. The fair value of this interest was estimated to be approximately $32 million, determined primarily based on recent negotiations with a third party and based on a non-binding offer from that potential buyer. The Company's interest in KDAC is reported within investments in affiliates in the above table.
The estimated fair value less costs to sell of the held for sale businesses exceeded their carrying value as of June 30, 2015, and therefore no adjustment to these long-lived assets was necessary. The divestiture of the businesses held for sale could result in a gain or loss on sale to the extent the ultimate selling price differs from the current carrying value of the net assets recorded.

A reconciliation of the major classes of line items constituting pretax profit or loss of discontinued operations to income from discontinued operations, net of tax as presented in the consolidated statements of operations is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

	(in millions)
Net sales	$382	$389	$755	$768
Cost of sales	345	349	688	693
Selling, general and administrative	11	11	22	24
Amortization	—	2	1	4
Restructuring	1	1	2	2
Other income and (expense) items that are not major, net	—	—	—	1
Income from discontinued operations before income taxes and equity income	25	26	42	46
Income tax expense on discontinued operations	(12)	(6)	(16)	(12)
Equity income from discontinued operations, net of tax	—	7	—	8
Gain on divestiture of discontinued operations, net of tax	285	—	285	—
Impairment loss	—	—	(88)	—
Income from discontinued operations, net of tax	298	27	223	42
Income from discontinued operations attributable to noncontrolling interests	3	5	7	10
Net income from discontinued operations attributable to Delphi	$295	$22	$216	$32
Income from discontinued operations before income taxes attributable to Delphi was $307 million and $27 million for the three months ended June 30, 2015 and 2014, respectively, which includes $0 million and $1 million, respectively, of income tax expense attributable to noncontrolling interests. Income from discontinued operations before income taxes attributable to Delphi was $231 million and $42 million for the six months ended June 30, 2015 and 2014, respectively, which includes $1 million and $2 million, respectively, of income tax expense attributable to noncontrolling interests.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
This Quarterly Report on Form 10-Q, including the exhibits being filed as part of this report, as well as other statements made by Delphi Automotive PLC (“Delphi,” the “Company,” “we,” “us” and “our”), contain forward-looking statements that reflect, when made, the Company’s current views with respect to current events and financial performance. Such forward-looking statements are subject to many risks, uncertainties and factors relating to the Company’s operations and business environment, which may cause the actual results of the Company to be materially different from any future results, express or implied, by such forward-looking statements. All statements that address future operating, financial or business performance or the Company’s strategies or expectations are forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “will,” “should,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “projects,” “potential,” “outlook” or “continue,” and other comparable terminology. Factors that could cause actual results to differ materially from these forward-looking statements include, but are not limited to, the following: global economic conditions, including conditions affecting the credit market; currency movements; the cyclical nature of automotive sales and production; the potential disruptions in the supply of and changes in the competitive environment for raw material integral to the Company’s products; the Company’s ability to maintain contracts that are critical to its operations; the ability of the Company to integrate and realize the benefits of recent acquisitions; the ability of the Company to attract, motivate and/or retain key executives; the ability of the Company to avoid or continue to operate during a strike, or partial work stoppage or slow down by any of its unionized employees or those of its principal customers, and the ability of the Company to attract and retain customers. Additional factors are discussed under the captions “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s filings with the Securities and Exchange Commission, including those set forth in the Company's Annual Report on Form 10-K for fiscal year ended December 31, 2014. New risks and uncertainties arise from time to time, and it is impossible for us to predict these events or how they may affect the Company. It should be remembered that the price of the ordinary shares and any income from them can go down as well as up. Delphi disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events and/or otherwise, except as may be required by law.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following management’s discussion and analysis of financial condition and results of operations (“MD&A”) is intended to help you understand the business operations and financial condition of the Company for the three and six months ended June 30, 2015. This discussion should be read in conjunction with Item 1. Financial Statements. Our MD&A is presented in eight sections:

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
As described in Note 21. Discontinued Operations, in the second quarter of 2015 we completed the sale of the Company's wholly owned Thermal Systems business to MAHLE GmbH ("MAHLE") for net cash proceeds of approximately $660 million, and recognized an after-tax gain on the sale of $285 million. We have also committed to a plan to dispose of our interests in two joint ventures which were previously reported within the Thermal Systems segment. This divestiture positions us with a strategically focused product portfolio in high-growth spaces to meet consumer preferences for products that address the industry mega-trends of Safe, Green and Connected. Proceeds from the sale will be used to fund future growth initiatives, including acquisitions, as well as share repurchases. As the disposal of the Thermal Systems business represents a strategic shift that will have a major effect on the Company's operations and financial results, the assets and liabilities, operating results, and operating and investing cash flows for the previously reported Thermal Systems segment are presented as discontinued operations separate from the Company’s continuing operations for all periods presented. This Management’s Discussion and Analysis reflects the results of continuing operations, unless otherwise noted. Historical employment, property and product information includes amounts attributable to both continuing and discontinued operations, unless otherwise noted.
Our total net sales during the three and six months ended June 30, 2015 were $3.9 billion and $7.7 billion, a decrease of 5% and 4% compared to the same periods of 2014, respectively. The decrease in our total net sales is primarily attributable to unfavorable foreign currency impacts, most notably the Euro. Largely offsetting these impacts were continued increased volumes in the North America and Asia Pacific regions. Although our sales volumes in Europe increased slightly in the first six months of 2015, our sales continue to be impacted by the modest growth in OEM production in the region. Partially offsetting these increased volumes were reduced sales in our smallest region, South America, due to continuing economic weakness, resulting in continued reductions in OEM production schedules in the region. Our overall lean cost structure, along with improving sales in North America, and above-market sales growth in the Asia Pacific region, specifically China, enabled us to improve gross margins in the three and six months ended June 30, 2015, compared to the same prior year periods.
We are focused on maintaining a low fixed cost structure that we believe provides us flexibility to remain profitable despite decreases in industry volumes and throughout the traditional vehicle industry production cycle. Accordingly, we will continue to adjust our cost structure and optimize our manufacturing footprint in response to changes in the global and regional automotive markets. As we operate in a cyclical industry that is impacted by movements in the global and regional economies, we continually evaluate opportunities to further adjust our cost structure, as evidenced by the restructuring programs we have implemented in order to align our manufacturing capacity with the current automotive production levels in Europe and South America, as described in Note 7. Restructuring. We believe our strong balance sheet coupled with our flexible cost structure will position us to capitalize on improvements in OEM production volumes.
Trends, Uncertainties and Opportunities
Rate of economic recovery. Our business is directly related to automotive sales and automotive vehicle production by our customers. Automotive sales depend on a number of factors, including global and regional economic conditions. Although global automotive vehicle production increased 2% from 2013 to 2014 and is expected to increase by an additional 1% to 2% in 2015, the economic recovery has remained uneven from a regional perspective. While the North American and certain Asia Pacific economies have continued to strengthen in 2015, resulting in increased vehicle production in these regions, economic uncertainties continue to persist in Europe and South America, resulting in lower consumer demand for vehicles in those markets as compared to North America. Vehicle production in Europe is expected to increase 1% to 2% in 2015 as compared to 2014, and is expected to decrease by 15% in South America in 2015, which follows a 17% decrease in that region in 2014. Continued economic weakness in Europe or South America, or weakness in North America or Asia Pacific, could result in a significant reduction in automotive sales and production by our customers, which would have an adverse effect on our business, results of operations and financial condition. Specifically, our business in China remains sensitive to economic and market conditions that drive automotive sales volumes in China, and may be impacted if economic uncertainties result in reduced vehicle demand in this market. Vehicle production in China is expected to increase 4% in 2015 as compared to 2014.
Additionally, economic weakness may result in shifts in the mix of future automotive sales (from vehicles with more content such as luxury vehicles, trucks and sport utility vehicles toward smaller passenger cars). While our diversified customer and geographic revenue base, along with our flexible cost structure, have well positioned us to withstand the impact of industry downturns and benefit from industry upturns, shifts to vehicles with less content would adversely impact our profitability.
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
We have a strong presence in China, where we have operated for over 20 years. All of our business segments have operations and sales in China. As a result, we have well-established relationships with all of the major OEMs in China. We have expanded the number of our 33 offered products locally manufactured in China to 25 in 2014. Our business in China remains sensitive to economic and market conditions that drive automotive sales volumes in China, and may be impacted if economic uncertainties result in reduced vehicle demand. However, we believe we have the opportunity to expand additional product lines into China in the future, as well as continue to grow our existing localized product lines, and as a result we see further growth potential in this market.
Market driven products. Our product offerings satisfy the OEMs’ need to meet increasingly stringent government regulations and meet consumer preferences for products that address the mega-trends of Safe, Green and Connected, leading to increased content per vehicle, greater profitability and higher margins. With these offerings, we believe we are well-positioned to benefit from the growing demand for vehicle content related to safety, fuel efficiency, emissions control, automated features and connectivity to the global information network. Our Electrical/Electronic Architecture and Electronics and Safety segments are benefiting from the substantial increase in vehicle content and electrification requiring a complex and reliable electrical architecture and systems to operate, such as hybrid power electronics, automated driver assistance technologies, electrical vehicle monitoring, active safety systems, lane departure warning systems, integrated electronic displays, navigation systems and technologies that enable connected infotainment in vehicles. Our ability to design a reliable electrical architecture that optimizes power distribution and/or consumption is key to satisfying the OEMs’ need to reduce emissions while continuing to meet the demands of consumers. Additionally, our Powertrain Systems segment is also focused on addressing the demand for increased fuel efficiency and emission control through products such as gasoline direct injection (GDi) fuel systems.
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
We are focused on maintaining a low fixed cost structure that provides us flexibility to remain profitable despite decreases in industry volumes and at all points of the traditional vehicle industry production cycle. We believe that our lean cost structure will allow us to remain profitable at all points of the traditional vehicle industry production cycle. As a result, approximately 94% of our hourly workforce is located in low cost countries. Furthermore, we have substantial operational flexibility by leveraging a large workforce of temporary workers, which represented approximately 24% of the hourly workforce as of June 30, 2015. However, we will continue to adjust our cost structure and optimize our manufacturing footprint in response to changes in the global and regional automotive markets, as evidenced by our on-going restructuring programs focused on aligning our manufacturing capacity and footprint with the current automotive production levels in Europe and South America. As we continue to operate in a cyclical industry that is impacted by movements in the global and regional economies, we continually evaluate opportunities to further refine our cost structure.
We have a strong balance sheet with gross debt of approximately $2.7 billion and substantial liquidity of approximately $2.7 billion of cash and cash equivalents and available financing under our Revolving Credit Facility (as defined below in Liquidity and Capital Resources) as of June 30, 2015, and no significant U.S. defined benefit or workforce postretirement health care benefits and employer-paid postretirement basic life insurance benefits (“OPEB”) liabilities. We intend to maintain strong financial discipline targeting industry-leading earnings growth, cash flow generation and return on invested capital and to maintain sufficient liquidity to sustain our financial flexibility throughout the industry cycle.
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

Three and Six Months Ended June 30, 2015 versus Three and Six Months Ended June 30, 2014
The results of operations for the three and six months ended June 30, 2015 and 2014 were as follows:

	Three Months Ended June 30,					Six Months Ended June 30,
	2015		2014		Favorable/(unfavorable)	2015		2014		Favorable/(unfavorable)

	(dollars in millions)
Net sales	$3,858		$4,062		$(204)	$7,655		$7,959		$(304)
Cost of sales	3,076		3,262		186	6,132		6,426		294
Gross margin	782	20.3%	800	19.7%	(18)	1,523	19.9%	1,533	19.3%	(10)
Selling, general and administrative	261		261		—	516		509		(7)
Amortization	23		23		—	47		47		—
Restructuring	17		54		37	33		75		42
Operating income	481		462		19	927		902		25
Interest expense	(30)		(33)		3	(62)		(68)		6
Other (expense) income, net	(2)		3		(5)	(56)		(14)		(42)
Income from continuing operations before income taxes and equity income	449		432		17	809		820		(11)
Income tax expense	(80)		(56)		(24)	(141)		(125)		(16)
Income from continuing operations before equity income	369		376		(7)	668		695		(27)
Equity income, net of tax	—		3		(3)	5		10		(5)
Income from continuing operations	369		379		(10)	673		705		(32)
Income from discontinued operations, net of tax	298		27		271	223		42		181
Net income	667		406		261	896		747		149
Net income attributable to noncontrolling interest	22		24		(2)	42		45		(3)
Net income attributable to Delphi	$645		$382		$263	$854		$702		$152

Total Net Sales
Below is a summary of our total net sales for the three months ended June 30, 2015 versus June 30, 2014.

	Three Months Ended June 30,			Variance Due To:
	2015	2014	Favorable/(unfavorable)	Volume, net of contractual price reductions	FX	Commodity pass-through	Other	Total

	(in millions)			(in millions)
Total net sales	$3,858	$4,062	$(204)	$145	$(337)	$(41)	$29	$(204)
Total net sales for the three months ended June 30, 2015 decreased 5% compared to the three months ended June 30, 2014. We experienced volume growth of 5% for the period as a result of increased sales in North America and Asia Pacific, which was offset by decreases due to unfavorable currency impacts, primarily related to the Euro, and contractual price reductions. Net sales also increased by $29 million as a result of our acquisitions of Antaya and Unwired in the fourth quarter of 2014, reflected in Other above.

Below is a summary of our total net sales for the six months ended June 30, 2015 versus June 30, 2014.

	Six Months Ended June 30,			Variance Due To:
	2015	2014	Favorable/(unfavorable)	Volume, net of contractual price reductions	FX	Commodity pass-through	Other	Total

	(in millions)			(in millions)
Total net sales	$7,655	$7,959	$(304)	$335	$(623)	$(69)	$53	$(304)
Total net sales for the six months ended June 30, 2015 decreased 4% compared to the six months ended June 30, 2014. We experienced volume growth of 6% for the period as a result of increased sales in North America and Asia Pacific, which was offset by decreases due to unfavorable currency impacts, primarily related to the Euro, and contractual price reductions. Net sales also increased by $53 million as a result of our acquisitions of Antaya and Unwired in the fourth quarter of 2014, reflected in Other above.

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
Cost of sales decreased $186 million for the three months ended June 30, 2015 compared to the three months ended June 30, 2014, as summarized below. The Company's material cost of sales was approximately 50% of net sales in both the three months ended June 30, 2015 and June 30, 2014.

	Three Months Ended June 30,			Variance Due To:
	2015	2014	Favorable/(unfavorable)	Volume (a)	FX	Operational performance	Other	Total

	(dollars in millions)			(in millions)
Cost of sales	$3,076	$3,262	$186	$(182)	$276	$78	$14	$186
Gross margin	$782	$800	$(18)	$(37)	$(61)	$78	$2	$(18)
Percentage of net sales	20.3%	19.7%

(a)	Presented net of contractual price reductions for gross margin variance.
The decrease in cost of sales reflects improved operational performance and the impacts from currency exchange, partially offset by increased volumes before contractual price reductions for the three month period. The decrease in cost of sales is also attributable to the following items in Other above:

•	A decrease of $41 million in commodity costs; partially offset by

•	$20 million of increased costs as a result of our acquisitions of Antaya and Unwired in the fourth quarter of 2014; and

•	The $14 million loss on the divestiture of the Argentina Electrical Wiring Business, as further described in Note 17. Acquisitions and Divestitures.
Cost of sales decreased $294 million for the six months ended June 30, 2015 compared to the six months ended June 30, 2014, as summarized below. The Company's material cost of sales was approximately 50% of net sales in both the six months ended June 30, 2015 and June 30, 2014.

	Six Months Ended June 30,			Variance Due To:
	2015	2014	Favorable/(unfavorable)	Volume (a)	FX	Operational performance	Other	Total

	(dollars in millions)			(in millions)
Cost of sales	$6,132	$6,426	$294	$(372)	$491	$176	$(1)	$294
Gross margin	$1,523	$1,533	$(10)	$(35)	$(132)	$176	$(19)	$(10)
Percentage of net sales	19.9%	19.3%

(a)	Presented net of contractual price reductions for gross margin variance.

The decrease in cost of sales reflects improved operational performance and the impacts from currency exchange, partially offset by increased volumes before contractual price reductions for the six month period. The decrease in cost of sales is also attributable to the following items in Other above:

•	A decrease of $69 million in commodity costs;

•	Approximately $6 million of decreased depreciation and amortization; partially offset by

•	$35 million of increased costs as a result of our acquisitions of Antaya and Unwired in the fourth quarter of 2014;

•	An increase of $15 million in warranty costs; and

•	The $14 million loss on the divestiture of the Argentina Electrical Wiring Business, as further described in Note 17. Acquisitions and Divestitures.

Selling, General and Administrative Expense

	Three Months Ended June 30,
	2015	2014	Favorable/ (unfavorable)

	(dollars in millions)
Selling, general and administrative expense	$261	$261	$—
Percentage of net sales	6.8%	6.4%

	Six Months Ended June 30,
	2015	2014	Favorable/ (unfavorable)

	(dollars in millions)
Selling, general and administrative expense	$516	$509	$(7)
Percentage of net sales	6.7%	6.4%
Selling, general and administrative expense (“SG&A”) includes administrative expenses, information technology costs and incentive compensation related costs, and increased slightly as a percentage of sales for the three and six months ended June 30, 2015 compared to 2014 primarily due to an increase in accruals for information technology and portfolio project costs and the decline in net sales.

Amortization

	Three Months Ended June 30,
	2015	2014	Favorable/ (unfavorable)

	(in millions)
Amortization	$23	$23	$—

	Six Months Ended June 30,
	2015	2014	Favorable/ (unfavorable)

	(in millions)
Amortization	$47	$47	$—
Amortization expense reflects the non-cash charge related to definite-lived intangible assets. The consistency in amortization during the three and six months ended June 30, 2015 compared to 2014 reflects the continued amortization of our definite-lived intangible assets, which resulted primarily from our acquisitions, over their estimated useful lives.

Restructuring

	Three Months Ended June 30,
	2015	2014	Favorable/ (unfavorable)

	(dollars in millions)
Restructuring	$17	$54	$37
Percentage of net sales	0.4%	1.3%

	Six Months Ended June 30,
	2015	2014	Favorable/ (unfavorable)

	(dollars in millions)
Restructuring	$33	$75	$42
Percentage of net sales	0.4%	0.9%
The decrease in restructuring expense during the the three and six months ended June 30, 2015 as compared to the three and six months ended June 30, 2014 is primarily attributable to the completion of various restructuring actions in 2014, primarily in Europe, which were approved and implemented beginning in the fourth quarter of 2012 and in 2013. These charges include the recognition of approximately $32 million of employee-related and other costs during the three months ended June 30, 2014 related to the initiation of a workforce reduction at a European manufacturing site within the Powertrain Systems segment.
Restructuring expenses incurred in the three and six months ended June 30, 2015 were primarily related to on-going restructuring programs, which include workforce reductions as well as plant closures which are focused on aligning our manufacturing capacity and footprint with the current automotive production levels in Europe and South America.
We expect to continue to incur additional restructuring expense in 2015 related primarily to our on-going restructuring actions in Europe and South America. As we continue to operate in a cyclical industry that is impacted by movements in the global and regional economies, we continually evaluate opportunities to further adjust our cost structure and optimize our manufacturing footprint.
Refer to Note 7. Restructuring to the consolidated financial statements for additional information.

Interest Expense

	Three Months Ended June 30,
	2015	2014	Favorable/ (unfavorable)

	(in millions)
Interest expense	$30	$33	$3

	Six Months Ended June 30,
	2015	2014	Favorable/ (unfavorable)

	(in millions)
Interest expense	$62	$68	$6
The decrease in interest expense for both the three and six months ended June 30, 2015 compared to the prior year periods reflects the redemption of the 6.125% Senior Notes, partially offset by the issuance of €700 million of 1.50% 2015 Senior Notes, in the first quarter of 2015.
Refer to Note 8. Debt to the consolidated financial statements for additional information.

Other Income (Expense), Net

	Three Months Ended June 30,
	2015	2014	Favorable/ (unfavorable)

	(in millions)
Other income (expense), net	$(2)	$3	$(5)

	Six Months Ended June 30,
	2015	2014	Favorable/ (unfavorable)

	(in millions)
Other income (expense), net	$(56)	$(14)	$(42)
The decrease in other income (expense), net for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014 is a result of Delphi redeeming the 6.125% Senior Notes during the six months ended June 30, 2015, resulting in a loss on extinguishment of debt of $52 million.
During the six months ended June 30, 2014, Delphi repayed a portion of the Tranche A Term Loan and redeemed the 5.875% Senior Notes, resulting in a loss on extinguishment of debt of $34 million. Partially offsetting this expense, during the six months ended June 30, 2014 Delphi reached a final settlement with its insurance carrier related to a business interruption insurance claim and received proceeds from the settlement of approximately $14 million, net of related costs and expenses.
Refer to Note 16. Other income, net and Note 8. Debt to the consolidated financial statements included herein for additional information.

Income Taxes

	Three Months Ended June 30,
	2015	2014	Favorable/ (unfavorable)

	(in millions)
Income tax expense	$80	$56	$(24)

	Six Months Ended June 30,
	2015	2014	Favorable/ (unfavorable)

	(in millions)
Income tax expense	$141	$125	$(16)
The Company’s effective tax rate was impacted by unfavorable geographic income mix in 2015 as compared to 2014, primarily due to changes in the underlying operations of the business. The Company’s effective tax rate was also impacted by the tax expense (benefit) associated with unusual or infrequent items for the respective interim period as illustrated in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

	(in millions)
Tax credits	$—	$(2)	$—	$(2)
Withholding taxes	(1)	(1)	(1)	(1)
Other change in tax reserves (1)	3	(3)	4	(6)
Other adjustments (2)	1	(4)	1	(5)
Income tax expense (benefit) associated with unusual or infrequent items	$3	$(10)	$4	$(14)

(1)	For the three and six months ended June 30, 2015 and June 30, 2014, the tax expense and benefit, respectively, primarily relate to adjustments in tax reserves which were individually insignificant.

(2)	For the three and six months ended June 30, 2015 and June 30, 2014, the tax expense and benefit, respectively, primarily relate to items which were individually insignificant.

Equity Income

	Three Months Ended June 30,
	2015	2014	Favorable/ (unfavorable)

	(in millions)
Equity income, net of tax	$—	$3	$(3)

	Six Months Ended June 30,
	2015	2014	Favorable/ (unfavorable)

	(in millions)
Equity income, net of tax	$5	$10	$(5)
Equity income, net of tax reflects Delphi’s interest in the results of ongoing operations of entities accounted for as equity-method investments. Equity income decreased for the three and six months ended June 30, 2015 as compared to the three and six months ended June 30, 2014, which is attributable to declines in performance at certain of our joint ventures as compared to the prior period.

Income from Discontinued Operations

	Three Months Ended June 30,
	2015	2014	Favorable/ (unfavorable)

	(in millions)
Income from discontinued operations, net of tax	$298	$27	$271

	Six Months Ended June 30,
	2015	2014	Favorable/ (unfavorable)

	(in millions)
Income from discontinued operations, net of tax	$223	$42	$181

Income from discontinued operations, net of tax reflects the results of the Company's previously reported Thermal Systems segment, which have been reclassified to discontinued operations as a result of the sale of this business. Income from discontinued operations, net of tax increased during the three and six months ended June 30, 2015 as compared to the three and six months ended June 30, 2014 primarily due the recognition of an after-tax gain of $285 million on the sale of the Company's wholly owned Thermal Systems business in the second quarter of 2015. This gain was partially offset by an after-tax impairment loss of $88 million recorded in income from discontinued operations in the first quarter of 2015, which resulted from the evaluation and estimate of the fair value of the Company's interest in its KDAC joint venture in relation to its carrying value.
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
As described in Note 21. Discontinued Operations, the Company's previously reported Thermal Systems segment has been classified as discontinued operations, which required retrospective application to balance sheet, statement of operations and certain cash flow financial information for all periods presented. Discontinued operations also includes the Company's thermal original equipment service business, the results of which were previously reported within the Powertrain Systems segment. Certain operations, primarily related to contract manufacturing services, which were previously included within the Thermal Systems reporting segment but which are not included in the scope of the planned disposal are reported in continuing operations, and have been reclassified within the Electronics and Safety segment for all periods presented. Amounts for shared general and administrative operating expenses that were allocated to the Thermal Systems business in prior periods have been re-allocated to the Company's reportable operating segments.
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
The reconciliation of Adjusted Operating Income to Operating Income includes restructuring, other project and integration costs related to acquisitions and other portfolio transactions, asset impairments and gains (losses) on business divestitures. The reconciliations of Adjusted Operating Income to net income attributable to Delphi for the three and six months ended June 30, 2015 and 2014 are as follows:

	Electrical/ Electronic Architecture	Powertrain Systems	Electronics and Safety	Eliminations and Other	Total

	(in millions)
For the Three Months Ended June 30, 2015:
Adjusted operating income	$292	$146	$88	$—	$526
Restructuring	(5)	(8)	(4)	—	(17)
Other acquisition and portfolio project costs	(5)	(3)	(2)	—	(10)
Asset impairments	(1)	—	(3)	—	(4)
Loss on business divestiture	(14)	—	—	—	(14)
Operating income	$267	$135	$79	$—	481
Interest expense					(30)
Other income (expense), net					(2)
Income from continuing operations before income taxes and equity income					449
Income tax expense					(80)
Equity income, net of tax					—
Income from continuing operations					369
Income from discontinued operations, net of tax					298
Net income					667
Net income attributable to noncontrolling interest					22
Net income attributable to Delphi					$645

	Electrical/ Electronic Architecture	Powertrain Systems	Electronics and Safety	Eliminations and Other	Total

	(in millions)
For the Three Months Ended June 30, 2014:
Adjusted operating income	$294	$138	$88	$—	$520
Restructuring	(14)	(37)	(3)	—	(54)
Other acquisition and portfolio project costs	(1)	—	—	—	(1)
Asset impairments	(1)	—	(2)	—	(3)
Operating income	$278	$101	$83	$—	462
Interest expense					(33)
Other income (expense), net					3
Income from continuing operations before income taxes and equity income					432
Income tax expense					(56)
Equity income, net of tax					3
Income from continuing operations					379
Income from discontinued operations, net of tax					27
Net income					406
Net income attributable to noncontrolling interest					24
Net income attributable to Delphi					$382

	Electrical/ Electronic Architecture	Powertrain Systems	Electronics and Safety	Eliminations and Other	Total

	(in millions)
For the Six Months Ended June 30, 2015:
Adjusted operating income	$556	$275	$167	$—	$998
Restructuring	(9)	(14)	(10)	—	(33)
Other acquisition and portfolio project costs	(10)	(5)	(3)	—	(18)
Asset impairments	(3)	—	(3)	—	(6)
Loss on business divestiture	(14)	—	—	—	(14)
Operating income	$520	$256	$151	$—	927
Interest expense					(62)
Other income (expense), net					(56)
Income from continuing operations before income taxes and equity income					809
Income tax expense					(141)
Equity income, net of tax					5
Income from continuing operations					673
Income from discontinued operations, net of tax					223
Net income					896
Net income attributable to noncontrolling interest					42
Net income attributable to Delphi					$854

	Electrical/ Electronic Architecture	Powertrain Systems	Electronics and Safety	Eliminations and Other	Total

	(in millions)
For the Six Months Ended June 30, 2014:
Adjusted operating income	$563	$251	$169	$—	$983
Restructuring	(27)	(39)	(9)	—	(75)
Other acquisition and portfolio project costs	(3)	—	—	—	(3)
Asset impairments	(1)	—	(2)	—	(3)
Operating income	$532	$212	$158	$—	902
Interest expense					(68)
Other income (expense), net					(14)
Income from continuing operations before income taxes and equity income					820
Income tax expense					(125)
Equity income, net of tax					10
Income from continuing operations					705
Income from discontinued operations, net of tax					42
Net income					747
Net income attributable to noncontrolling interest					45
Net income attributable to Delphi					$702

Net sales, gross margin as a percentage of net sales and Adjusted Operating Income by segment for the three and six months ended June 30, 2015 and 2014 are as follows:

Net Sales by Segment

	Three Months Ended June 30,			Variance Due To:
	2015	2014	Favorable/ (unfavorable)	Volume, net of contractual price reductions	FX	Commodity pass-through	Other	Total

	(in millions)			(in millions)
Electrical/Electronic Architecture	$2,044	$2,165	$(121)	$48	$(157)	$(41)	$29	$(121)
Powertrain Systems	1,143	1,188	(45)	78	(123)	—	—	(45)
Electronics and Safety	713	760	(47)	13	(60)	—	—	(47)
Eliminations and Other	(42)	(51)	9	6	3	—	—	9
Total	$3,858	$4,062	$(204)	$145	$(337)	$(41)	$29	$(204)

	Six Months Ended June 30,			Variance Due To:
	2015	2014	Favorable/ (unfavorable)	Volume, net of contractual price reductions	FX	Commodity pass-through	Other	Total

	(in millions)			(in millions)
Electrical/Electronic Architecture	$4,122	$4,276	$(154)	$154	$(292)	$(69)	$53	$(154)
Powertrain Systems	2,224	2,285	(61)	166	(227)	—	—	(61)
Electronics and Safety	1,395	1,497	(102)	15	(117)	—	—	(102)
Eliminations and Other	(86)	(99)	13	—	13	—	—	13
Total	$7,655	$7,959	$(304)	$335	$(623)	$(69)	$53	$(304)

Gross Margin Percentage by Segment

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Electrical/Electronic Architecture	20.5%	19.8%	19.8%	19.2%
Powertrain Systems	20.2%	19.7%	20.0%	19.2%
Electronics and Safety	18.7%	18.0%	18.8%	18.1%
Eliminations and Other	—%	—%	—%	—%
Total	20.3%	19.7%	19.9%	19.3%

Adjusted Operating Income by Segment

	Three Months Ended June 30,			Variance Due To:
	2015	2014	Favorable/ (unfavorable)	Volume, net of contractual price reductions	Operational performance	Other	Total

	(in millions)			(in millions)
Electrical/Electronic Architecture	$292	$294	$(2)	$(19)	$35	$(18)	$(2)
Powertrain Systems	146	138	8	(3)	18	(7)	8
Electronics and Safety	88	88	—	(15)	23	(8)	—
Eliminations and Other	—	—	—	—	—	—	—
Total	$526	$520	$6	$(37)	$76	$(33)	$6

As noted in the table above, Adjusted Operating Income for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014 was impacted by volume and contractual price reductions including product mix, and operational performance improvements, as well as the following item included in Other in the table above:

•	$40 million of unfavorable foreign currency impacts, primarily related to the Euro.

	Six Months Ended June 30,			Variance Due To:
	2015	2014	Favorable/ (unfavorable)	Volume, net of contractual price reductions	Operational performance	Other	Total

	(in millions)			(in millions)
Electrical/Electronic Architecture	$556	$563	$(7)	$(10)	$84	$(81)	$(7)
Powertrain Systems	275	251	24	3	41	(20)	24
Electronics and Safety	167	169	(2)	(28)	49	(23)	(2)
Eliminations and Other	—	—	—	—	—	—	—
Total	$998	$983	$15	$(35)	$174	$(124)	$15
As noted in the table above, Adjusted Operating Income for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014 was impacted by volume and contractual price reductions including product mix, and operational performance improvements, as well as the following items included in Other in the table above:

•	$94 million of unfavorable foreign currency impacts, primarily related to the Euro;

•	An increase of $15 million in warranty costs;

•	$7 million of increased SG&A expenses, primarily related to accruals for information technology and portfolio project costs; partially offset by

•	$6 million of decreased depreciation and amortization.
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
As of June 30, 2015, we had cash and cash equivalents of $1.2 billion and net debt (defined as outstanding debt less cash and cash equivalents) of $1.6 billion. We also have access to additional liquidity pursuant to the terms of the $1.5 billion Revolving Credit Facility and the €350 million committed European accounts receivable factoring facility described below. We expect existing cash, available liquidity and cash flows from operations to continue to be sufficient to fund our global operating activities, including restructuring payments, any mandatory payments required under the Credit Agreement as described below, dividends on ordinary shares and capital expenditures. We also continue to expect to be able to move funds between different countries to manage our global liquidity needs without material adverse tax implications, subject to current monetary policies and to the terms of the Credit Agreement. While a substantial portion of our operating income is generated by our non-U.S. subsidiaries, we utilize a combination of strategies, including dividends, cash pooling arrangements, intercompany loan repayments and other distributions and advances to provide the funds necessary to meet our global liquidity needs. If additional non-U.S. cash was needed for our U.S. operations, we would be required to accrue and pay U.S. taxes to repatriate such funds; however, based on our current liquidity needs and repatriation strategies, we do not anticipate a need to repatriate such additional amounts. Additionally, the Company is a U.K. resident taxpayer and as such is not generally subject to U.K. tax on remitted foreign earnings. As a result, we do not anticipate foreign earnings would be subject to a 35% tax rate upon repatriation to the U.K., as is the case when U.S. based companies repatriate earnings to the U.S.
Based on these factors, we believe we possess sufficient liquidity to fund our operations and capital investments in 2015 and beyond.

Share Repurchases
In January 2015, the Board of Directors authorized a share repurchase program of up to $1.5 billion of ordinary shares, which commenced in March 2015 following the completion of the Company's $1 billion January 2014 share repurchase program. This share repurchase program provides for share purchases in the open market or in privately negotiated transactions, depending on share price, market conditions and other factors, as determined by the Company.
A summary of the ordinary shares repurchased during the three and six months ended June 30, 2015 and 2014 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Total number of shares repurchased	3,649,419	3,267,998	6,882,565	5,644,389
Average price paid per share	$85.72	$67.43	$80.30	$66.89
Total (in millions)	$313	$220	$553	$378
As of June 30, 2015, approximately $1,113 million of share repurchases remained available under the January 2015 share repurchase program. During the period from July 1, 2015 to July 29, 2015, the Company repurchased an additional $125 million worth of shares pursuant to a trading plan with set trading instructions established by the Company. As a result, approximately $988 million of share repurchases remain available under the January 2015 share repurchase program. All repurchased shares were retired.
Dividends to Holders of Ordinary Shares
On February 26, 2013, the Board of Directors approved the initiation of dividend payments on the Company's ordinary shares. In January 2014, the Board of Directors increased the annual dividend rate from $0.68 to $1.00 per ordinary share. The Company has declared and paid cash dividends per ordinary share during the periods presented as follows:

	Dividend	Amount
	Per Share	(in millions)
2015:
Second quarter	$0.25	$72
First quarter	0.25	73
Total	$0.50	$145
2014:
Fourth quarter	$0.25	$73
Third quarter	0.25	75
Second quarter	0.25	76
First quarter	0.25	77
Total	$1.00	$301
In addition, in July 2015, the Board of Directors declared a regular quarterly cash dividend of $0.25 per ordinary share, payable August 26, 2015 to shareholders of record at the close of business on August 12, 2015.
Dividends from Equity Investees
During the three and six months ended June 30, 2015, Delphi received a dividend of $8 million from one of its equity method investments. During the six months ended June 30, 2014, Delphi received a dividend of $10 million from its equity method investment in Korea Delphi Automotive Systems Corporation ("KDAC"), a Korean unconsolidated joint venture which has been reclassified to discontinued operations, as further described in Note 21. Discontinued Operations. The dividends were recognized as a reduction to the investment and represented a return on investment included in cash flows from operating activities and cash flows from operating activities from discontinued operations, respectively.
Acquisitions
HellermannTyton—On July 30, 2015, Delphi and HellermannTyton Group PLC ("HellermannTyton"), a public limited company registered in England and Wales, which is a leading global manufacturer of high-performance and innovative cable management solutions, announced the terms of a recommended cash offer by Delphi to acquire all of the issued and to be issued ordinary share capital of HellermannTyton for 480 pence per share, or approximately £1.07 billion in the aggregate (approximately $1.66 billion, based on the GBP:USD exchange rate of 1:1.54 on July 27, 2015), and implies an enterprise value of $1.85 billion. The transaction has been recommended by the board of HellermannTyton and is expected to close in the fourth quarter of 2015, subject to regulatory consents and approvals and approval by HellermannTyton’s shareholders. Upon completion, HellermannTyton will become part of Delphi’s Electrical/Electronic Architecture segment.
The acquisition of HellermannTyton would expand Delphi’s product portfolio within the connected vehicle solutions market and will help capitalize on the connected car megatrend. It also further strengthens Delphi’s leading position in the electrical architecture market, while providing a platform to grow in HellermannTyton’s adjacent industrial end markets, including aerospace, defense, alternative energy and mass transit.
Delphi currently anticipates financing the acquisition utilizing approximately $660 million of cash on hand and the remainder with debt.
In connection with the offer to acquire HellermannTyton, on July 30, 2015, Delphi Automotive PLC and certain of its subsidiaries, certain financial institutions from time to time party thereto, as lenders and Barclays Bank PLC, as administrative agent, entered into a Senior Bridge Credit Agreement (the "Senior Bridge Credit Agreement"), pursuant to which, the lenders thereunder agreed to provide a £550 million bridge term loan facility. Delphi and Delphi Corporation are borrowers under the Senior Bridge Credit Agreement. The bridge term loans are available to be drawn in U.S. Dollars or Pounds Sterling for a period of 364 days, subject to the terms and conditions set forth in the Senior Bridge Credit Agreement, including customary certain funds conditions.
The proceeds of the bridge term loans may be used by Delphi and Delphi Corporation to finance the acquisition of HellermannTyton and to pay certain fees and expenses, as further provided in the Senior Bridge Credit Agreement. The Senior Bridge Credit Agreement provides that, consistent with Delphi Corporation’s existing credit facility, upon the maintenance of certain credit ratings criteria, subsidiaries of Delphi Corporation will not be required to provide guaranties, Delphi and its subsidiaries will not be required to provide collateral and certain negative covenants will remain suspended, subject, in each case, to potential reinstatement if the credit ratings criteria cease to be satisfied.
No amounts have been drawn under the Senior Bridge Credit Agreement.
Ottomatika—On July 23, 2015, Delphi acquired Ottomatika, Inc. ("Ottomatika"), an automated vehicle system software developer, for approximately $35 million. The acquisition will be accounted for as a business combination and will be included within the Company's Electronics and Safety segment. The Company financed this acquisition utilizing cash on hand.
Antaya—On October 31, 2014, Delphi acquired 100% of the share capital of Antaya Technologies Corporation ("Antaya"), a leading manufacturer of on-glass connectors to the global automotive industry for approximately $151 million. The Company paid $140 million at closing, with an additional cash payment of up to $40 million due upon the achievement of certain financial performance metrics over a future 3-year period ending October 31, 2017. As further described in Note 17. Acquisitions and Divestitures, the acquisition was accounted for as a business combination, with the operating results of Antaya included within the Company's Electrical/Electronic Architecture segment from the date of acquisition. The Company acquired Antaya utilizing cash on hand.
Unwired—On October 1, 2014, Delphi acquired 100% of the equity interests of Unwired Holdings, Inc. ("Unwired"), a media connectivity module supplier to the global automotive industry, for $191 million, net of approximately $19 million for acquired cash, excess net working capital and certain tax benefits. As further described in Note 17. Acquisitions and Divestitures, the acquisition was accounted for as a business combination, with the operating results of Unwired included within the Company's Electrical/Electronic Architecture segment from the date of acquisition. The Company acquired Unwired utilizing cash on hand.
Divestitures
Thermal Systems—On June 30, 2015 the Company closed the sale of its wholly owned Thermal Systems business to MAHLE GmbH ("MAHLE"). The Company received net cash proceeds of approximately $660 million and recognized an after-tax gain on the divestiture of $285 million. Proceeds received from the sale will be used to fund future growth initiatives, including acquisitions, as well as share repurchases. The Company also committed to a plan to dispose of its interests in two joint ventures which were previously reported within the Thermal Systems segment and which remain held for sale as of June 30, 2015. Accordingly, the Thermal Systems business has been classified as discontinued operations. Refer to Note 21. Discontinued Operations for further disclosure related to the Company's discontinued operations and the related assets and liabilities classified as held for sale. The disposal of the Thermal Systems business is not expected to have a material impact on our liquidity or capital resources, and we do not anticipate significant continuing involvement with the divested Thermal Systems business following the closing of the transactions.
Reception Systems—In June 2015, Delphi entered into an agreement for the sale of its Reception Systems business, which is reported within the Electronics and Safety segment. The net sales of this business were approximately $55 million for the six months ended June 30, 2015. The sale is expected to close in the third quarter of 2015, subject to customary regulatory and other approvals, and the Company expects to receive net cash proceeds of approximately €25 million ($28 million using June 30, 2015 foreign currency rates).
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
Unamortized debt issuance costs associated with the Tranche A Term Loan and Revolving Credit Facility of $16 million are being amortized over the term of the Credit Agreement, as extended pursuant to the March 1, 2013 amendment. At June 30, 2015 the Revolving Credit Facility was undrawn and Delphi had approximately $8 million in letters of credit issued under the Credit Agreement. The maximum amount drawn under the Revolving Credit Facility during the six months ended June 30, 2015 to manage intra-month working capital needs was $240 million. Letters of credit issued under the Credit Agreement reduce availability under the Revolving Credit Facility.
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

	June 30, 2015		December 31, 2014
	LIBOR plus	ABR plus	LIBOR plus	ABR plus
Revolving Credit Facility	1.00%	0.25%	1.00%	0.25%
Tranche A Term Loan	1.00%	0.25%	1.00%	0.25%
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
The interest rate period with respect to LIBOR interest rate options can be set at one-, two-, three-, or six-months as selected by the Issuer in accordance with the terms of the Credit Agreement (or other period as may be agreed by the applicable lenders), but payable no less than quarterly. The Issuer may elect to change the selected interest rate in accordance with the provisions of the Credit Agreement. As of June 30, 2015, the Issuer selected the one-month LIBOR interest rate option, as detailed in the table below, and the amounts outstanding, and rates effective as of June 30, 2015 were based on Delphi’s current credit rating and the Applicable Rate for the Credit Agreement:

		Borrowings as of
		June 30, 2015	Rates effective as of
	LIBOR plus	(in millions)	June 30, 2015
Revolving Credit Facility	1.00%	$—	—%
Tranche A Term Loan	1.00%	400	1.1875%

The Issuer was obligated to make quarterly principal payments throughout the term of the Tranche A Term Loan according to the amortization schedule in the Credit Agreement. In conjunction with the partial repayment of the Tranche A Term Loan during the six months ended June 30, 2014, all principal payment obligations have been satisfied through March 1, 2018. Borrowings under the Credit Agreement are prepayable at the Issuer's option without premium or penalty. The Credit Agreement also contains certain mandatory prepayment provisions in the event the Company receives net cash proceeds from certain asset sales or casualty events. No mandatory prepayments under these provisions have been made or are due through June 30, 2015.
The Credit Agreement contains certain covenants that limit, among other things, the Company’s (and the Company’s subsidiaries’) ability to incur additional indebtedness or liens, to dispose of assets, to make certain investments, to prepay certain indebtedness and to pay dividends, or to make other distributions or redemptions/repurchases, in respect of the Company’s equity interests. In addition, the Credit Agreement requires that the Company maintain a consolidated leverage ratio (the ratio of Consolidated Total Indebtedness to Consolidated EBITDA, each as defined in the Credit Agreement) of less than 2.75 to 1.0. The Credit Agreement also contains events of default customary for financings of this type. The Company was in compliance with the Credit Agreement covenants as of June 30, 2015. In the first quarter of 2014, the Company satisfied credit rating-related conditions to the suspension of many of the restrictive covenants and the mandatory prepayment provisions relating to asset sales and casualty events discussed above. Such covenants and prepayment obligations are required to be reinstated if the applicable credit rating criteria are no longer satisfied.
As of June 30, 2015, all obligations under the Credit Agreement are borrowed by Delphi Corporation and jointly and severally guaranteed by its direct and indirect parent companies, subject to certain exceptions set forth in the Credit Agreement.
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
Senior Notes
On May 17, 2011, Delphi Corporation issued $500 million of 5.875% senior unsecured notes due 2019 (the "5.875% Senior Notes") and $500 million of 6.125% senior unsecured notes due 2021 (the "6.125% Senior Notes") (collectively, the “2011 Senior Notes”) in a transaction exempt from registration under Rule 144A and Regulation S of the Securities Act of 1933 (the “Securities Act”). Delphi paid approximately $23 million of debt issuance costs in connection with the 2011 Senior Notes. The net proceeds of approximately $1 billion as well as cash on hand were used to pay down amounts outstanding under the Original Credit Agreement. In May 2012, Delphi Corporation completed a registered exchange offer for all of the 2011 Senior Notes. No proceeds were received by Delphi Corporation as a result of the exchange. In March 2014, Delphi redeemed for cash the entire $500 million aggregate principal amount outstanding of the 5.875% Senior Notes, financed by a portion of the proceeds received from the issuance of the 2014 Senior Notes, as defined below. In March 2015, Delphi redeemed for cash the entire $500 million aggregate principal amount outstanding of the 6.125% Senior Notes, financed by a portion of the proceeds from the issuance of the 2015 Senior Notes, as defined below. As a result of the redemptions of the 2011 Senior Notes, Delphi recognized losses on debt extinguishment of approximately $52 million during the six months ended June 30, 2015 and $33 million during the six months ended June 30, 2014.
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
Although the specific terms of each indenture governing each series of senior notes vary, the indentures contain certain restrictive covenants, including with respect to Delphi's (and Delphi's subsidiaries) ability to incur liens, enter into sale and leaseback transactions and merge with or into other entities. As of June 30, 2015, the Company was in compliance with the provisions of all series of the outstanding senior notes.
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
Other Financing
Receivable factoring—Various accounts receivable factoring facilities are maintained in Europe and are accounted for as short-term debt. These uncommitted factoring facilities are available through various financial institutions. Delphi also maintains a €350 million committed European accounts receivable factoring facility, with borrowings being subject to the availability of eligible accounts receivable. No amounts were outstanding under these European accounts receivable factoring facilities as of June 30, 2015 and December 31, 2014. The maximum amount drawn under the committed European facility during the six months ended June 30, 2015 to manage intra-period working capital needs was €350 million. In July 2015, the availability under the European accounts receivable factoring facility was increased to €400 million, with the additional capacity on an uncommitted basis.
In the first quarter of 2015, the Company entered into arrangements with various financial institutions to sell eligible trade receivables from certain aftermarket customers in North America. These arrangements have original terms of one year and may be renewed annually. The receivables under these arrangements are sold without recourse to the Company and are therefore accounted for as true sales. During the three and six months ended June 30, 2015, $27 million and $54 million of receivables were sold under these arrangements, and expenses of less than $1 million and $1 million, respectively, were recognized within interest expense.
Capital leases and other—As of June 30, 2015 and December 31, 2014, approximately $60 million and approximately $53 million, respectively, of other debt issued by certain non-U.S. subsidiaries and capital lease obligations were outstanding.
Government programs—Delphi commonly seeks manufacturing development and financial assistance incentive programs that may be awarded by government entities. Delphi has numerous technology and manufacturing development programs that are competitively awarded from agencies of the U.S. Federal Government. These U.S. based programs are from the U.S. Department of Transportation (“DOT”), the U.S. Department of Energy (“DOE”), and the U.S. Department of Defense (“DoD”). We received approximately $3 million from these Federal agencies during the six months ended June 30, 2015 for work performed. We continue to pursue many technology development programs by bidding on competitively procured programs from DOT, DOE and DoD. Some of these programs were bid with us being the lead or “Prime Contractor”, and some were bid with us as a “Subrecipient” to the Prime Contractor.
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

Operating activities—Net cash provided by operating activities from continuing operations totaled $635 million and $715 million for the six months ended June 30, 2015 and 2014, respectively. Cash flow from operating activities from continuing operations for the six months ended June 30, 2015 consisted primarily of net earnings from continuing operations of $673 million increased by $355 million for non-cash charges for depreciation, amortization, pension costs and extinguishment of debt, partially offset by $454 million related to changes in operating assets and liabilities, net of restructuring and pension contributions. Cash flow from operating activities from continuing operations for the six months ended June 30, 2014 consisted primarily of net earnings from continuing operations of $705 million increased by $348 million for non-cash charges for depreciation, amortization, pension costs and extinguishment of debt, partially offset by $367 million related to changes in operating assets and liabilities, net of restructuring and pension contributions.
Investing activities—Net cash provided by (used in) investing activities from continuing operations totaled $273 million and $(414) million for the six months ended June 30, 2015 and 2014, respectively. The increase is primarily attributable to the net proceeds of $660 million received from the sale of our wholly owned Thermal Systems business and reduced capital expenditures, partially offset by investments in non-consolidated affiliates of $23 million made during the second quarter of 2015.
Financing activities—Net cash used in financing activities totaled $544 million and $519 million for the six months ended June 30, 2015 and 2014, respectively. The increase in net cash used in financing activities during the six months ended June 30, 2015 compared to the six months ended June 30, 2014 reflects the use of an incremental $184 million of cash on hand in 2015 as compared to 2014 to repurchase ordinary shares, partially offset by the net proceeds of approximately $753 million received from the issuance of the 2015 Senior Notes, which were partially utilized to redeem the 6.125% Senior Notes. In the six months ended June 30, 2014, the net proceeds of approximately $691 million received from the issuance of the 2014 Senior Notes were primarily used to redeem the 5.875% Senior Notes and to repay a portion of the Tranche A Term Loan.
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
Critical Accounting Estimates
There have been no significant changes in our critical accounting estimates during the three and six months ended June 30, 2015.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes to the information concerning our exposures to market risk as stated in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. As described in the Form 10-K, we have currency exposures related to buying, selling and financing in currencies other than the local functional currencies in which we operate ("transactional exposure"). We also have currency exposures related to the translation of the financial statements of our foreign subsidiaries that use the local currency as their functional currency into U.S. dollars, the Company's reporting currency ("translational exposure"). As described in Note. 14. Derivatives and Hedging Activities to the consolidated financial statements we have designated the Euro-denominated 2015 Senior Notes as a net investment hedge of the foreign currency exposure of our investments in certain Euro-denominated subsidiaries. The impact of translational exposure is recorded within currency translation adjustment in the Consolidated Statements of Comprehensive Income, with fluctuations in the value of the Euro-denominated 2015 Senior Notes due to exchange rate changes offsetting changes in the value of our net investment of these Euro-denominated operations. During the six months ended June 30, 2015, the foreign currency translation adjustment loss of $173 million was primarily due to the impact of a strengthening U.S. dollar, which increased approximately 8% in relation to the Euro from December 31, 2014.
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
As of June 30, 2015, the Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated, for disclosure purposes, the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective to provide reasonable assurance that the desired control objectives were achieved as of June 30, 2015.
Changes in Internal Control over Financial Reporting
There were no material changes in the Company’s internal controls over financial reporting during the six months ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
A summary of our ordinary shares repurchased during the three months ended June 30, 2015, is shown below:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (in millions) (3)
April 1, 2015 to April 30, 2015	1,011,212	$83.03	1,011,212	$1,342
May 1, 2015 to May 31, 2015	1,376,317	86.07	1,376,317	1,223
June 1, 2015 to June 30, 2015	1,261,890	87.50	1,261,890	1,113
Total	3,649,419	85.72	3,649,419

(1)
The total number of shares purchased under the Board authorized plans are described below. The number of shares purchased excludes the 2,673 shares granted for vested RSUs during the three months ended June 30, 2015 that were withheld to cover minimum withholding taxes.

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
Dated: July 30, 2015