Form 10-Q
period 2015-09-30
Delphi Automotive PLC
filed 2015-10-29
CIK 1521332

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________________________________________________
FORM 10-Q
__________________________________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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
The number of the registrant’s ordinary shares outstanding, $0.01 par value per share as of October 23, 2015, was 280,088,170.

DELPHI AUTOMOTIVE PLC

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
DELPHI AUTOMOTIVE PLC
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

	(in millions, except per share amounts)
Net sales	$3,631	$3,762	$11,286	$11,721
Operating expenses:
Cost of sales	2,862	3,041	8,994	9,467
Selling, general and administrative	249	259	765	768
Amortization	23	24	70	71
Restructuring (Note 7)	36	46	69	121
Total operating expenses	3,170	3,370	9,898	10,427
Operating income	461	392	1,388	1,294
Interest expense	(30)	(33)	(92)	(101)
Other (expense) income, net (Note 16)	(11)	5	(67)	(9)
Income from continuing operations before income taxes and equity income	420	364	1,229	1,184
Income tax expense	(61)	(56)	(202)	(181)
Income from continuing operations before equity income	359	308	1,027	1,003
Equity income, net of tax	5	5	10	15
Income from continuing operations	364	313	1,037	1,018
Income from discontinued operations, net of tax (Note 21)	54	12	277	54
Net income	418	325	1,314	1,072
Net income attributable to noncontrolling interest	14	20	56	65
Net income attributable to Delphi	$404	$305	$1,258	$1,007

Amounts attributable to Delphi:
Income from continuing operations	$351	$299	$989	$969
Income from discontinued operations	53	6	269	38
Net income	$404	$305	$1,258	$1,007

Basic net income per share:
Continuing operations	$1.24	$1.00	$3.44	$3.20
Discontinued operations	0.19	0.02	0.94	0.13
Basic net income per share attributable to Delphi	$1.43	$1.02	$4.38	$3.33
Weighted average number of basic shares outstanding	282.97	298.59	287.18	302.35

Diluted net income per share:
Continuing operations	$1.23	$1.00	$3.43	$3.19
Discontinued operations	0.19	0.02	0.93	0.13
Diluted net income per share attributable to Delphi	$1.42	$1.02	$4.36	$3.32
Weighted average number of diluted shares outstanding	284.40	300.14	288.33	303.56

Cash dividends declared per share	$0.25	$0.25	$0.75	$0.75
See notes to consolidated financial statements.

DELPHI AUTOMOTIVE PLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

	(in millions)
Net income	$418	$325	$1,314	$1,072
Other comprehensive income (loss):
Currency translation adjustments	(120)	(179)	(293)	(172)
Net change in unrecognized (loss) gain on derivative instruments, net of tax (Note 14)	(33)	(23)	(39)	(16)
Employee benefit plans adjustment, net of tax	24	12	46	14
Other comprehensive loss	(129)	(190)	(286)	(174)
Comprehensive income	289	135	1,028	898
Comprehensive income attributable to noncontrolling interests	3	17	44	60
Comprehensive income attributable to Delphi	$286	$118	$984	$838
See notes to consolidated financial statements.

DELPHI AUTOMOTIVE PLC
CONSOLIDATED BALANCE SHEETS

	September 30, 2015	December 31, 2014
	(Unaudited)

	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$434	$859
Restricted cash	2	1
Accounts receivable, net	2,615	2,400
Inventories (Note 3)	1,187	1,013
Other current assets (Note 4)	629	567
Current assets held for sale (Note 21)	187	384
Total current assets	5,054	5,224
Long-term assets:
Property, net	3,010	3,021
Investments in affiliates	93	98
Intangible assets, net (Note 2)	664	728
Goodwill (Note 2)	640	656
Other long-term assets (Note 4)	1,331	508
Long-term assets held for sale (Note 21)	—	511
Total long-term assets	5,738	5,522
Total assets	$10,792	$10,746
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt (Note 8)	$424	$34
Accounts payable	2,327	2,278
Accrued liabilities (Note 5)	1,182	1,221
Current liabilities held for sale (Note 21)	95	356
Total current liabilities	4,028	3,889
Long-term liabilities:
Long-term debt (Note 8)	2,698	2,417
Pension benefit obligations	898	1,002
Other long-term liabilities (Note 5)	394	390
Long-term liabilities held for sale (Note 21)	—	35
Total long-term liabilities	3,990	3,844
Total liabilities	8,018	7,733
Commitments and contingencies (Note 10)
Shareholders’ equity:
Preferred shares, $0.01 par value per share, 50,000,000 shares authorized, none issued and outstanding	—	—
Ordinary shares, $0.01 par value per share, 1,200,000,000 shares authorized, 280,614,686 and 291,619,411 issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	3	3
Additional paid-in-capital	1,635	1,700
Retained earnings	1,693	1,548
Accumulated other comprehensive loss (Note 13)	(1,015)	(741)
Total Delphi shareholders’ equity	2,316	2,510
Noncontrolling interest	458	503
Total shareholders’ equity	2,774	3,013
Total liabilities and shareholders’ equity	$10,792	$10,746
See notes to consolidated financial statements.

DELPHI AUTOMOTIVE PLC
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
	2015	2014

	(in millions)
Cash flows from operating activities:
Net income	$1,314	$1,072
Income from discontinued operations, net of tax	277	54
Income from continuing operations	1,037	1,018
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	324	335
Amortization	70	71
Amortization of deferred debt issuance costs	8	7
Restructuring expense, net of cash paid	(26)	12
Deferred income taxes	(10)	(3)
Pension and other postretirement benefit expenses	60	70
Income from equity method investments, net of dividends received	3	(15)
Loss on extinguishment of debt	52	34
Gain on sale of assets	(22)	—
Share-based compensation	52	53
Changes in operating assets and liabilities:
Accounts receivable, net	(217)	(139)
Inventories	(179)	(103)
Other assets	(26)	(32)
Accounts payable	125	16
Accrued and other long-term liabilities	(92)	(44)
Other, net	(71)	1
Pension contributions	(59)	(66)
Net cash provided by operating activities from continuing operations	1,029	1,215
Net cash (used in) provided by operating activities from discontinued operations	(21)	47
Net cash provided by operating activities	1,008	1,262
Cash flows from investing activities:
Capital expenditures	(539)	(601)
Proceeds from sale of property / investments	7	7
Net proceeds from divestiture of discontinued operations	730	—
Proceeds from business divestitures, net of $7 payment in 2015	18	—
Cost of business, investment and technology acquisitions, net of cash acquired	(38)	—
Deposit for acquisition of HellermannTyton	(844)	—
(Increase) decrease in restricted cash	(1)	1
Net cash used in investing activities from continuing operations	(667)	(593)
Net cash used in investing activities from discontinued operations	(68)	(64)
Net cash used in investing activities	(735)	(657)
Cash flows from financing activities:
Net proceeds under other short-term debt agreements	399	9
Repayments under long-term debt agreements	—	(164)
Repayment of senior notes	(546)	(526)
Proceeds from issuance of senior notes, net of issuance costs	753	691
Dividend payments of consolidated affiliates to minority shareholders	(63)	(61)
Repurchase of ordinary shares	(946)	(662)
Distribution of cash dividends	(216)	(228)
Taxes withheld and paid on employees' restricted share awards	(58)	(8)
Net cash used in financing activities	(677)	(949)
Effect of exchange rate fluctuations on cash and cash equivalents	(41)	(19)
Decrease in cash and cash equivalents	(445)	(363)
Cash and cash equivalents at beginning of the period	904	1,389
Cash and cash equivalents at end of the period	$459	$1,026
Cash and cash equivalents of discontinued operations	$25	$19
Cash and cash equivalents of continuing operations	$434	$1,007
See notes to consolidated financial statements.

DELPHI AUTOMOTIVE PLC
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (Unaudited)

	Ordinary Shares
	Number of Shares	Amount	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Delphi Shareholders’ Equity	Noncontrolling Interest	Total Shareholders’ Equity

	(in millions)
Balance at January 1, 2015	291	$3	$1,700	$1,548	$(741)	$2,510	$503	$3,013
Net income	—	—	—	1,258	—	1,258	56	1,314
Other comprehensive loss	—	—	—	—	(274)	(274)	(12)	(286)
Dividends on ordinary shares	—	—	3	(219)	—	(216)	—	(216)
Dividend payments of consolidated affiliates to minority shareholders	—	—	—	—	—	—	(89)	(89)
Taxes withheld on employees' restricted share award vestings	—	—	(58)	—	—	(58)	—	(58)
Repurchase of ordinary shares	(12)	—	(65)	(894)	—	(959)	—	(959)
Share-based compensation	2	—	53	—	—	53	—	53
Excess tax benefits on share-based compensation	—	—	2	—	—	2	—	2
Balance at September 30, 2015	281	$3	$1,635	$1,693	$(1,015)	$2,316	$458	$2,774
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
During the three and nine months ended September 30, 2015, Delphi received dividends of $5 million and $13 million, respectively, from one of its equity method investments. During the nine months ended September 30, 2014, Delphi received a dividend of $10 million from its equity method investment in Korea Delphi Automotive Systems Corporation ("KDAC"), a Korean unconsolidated joint venture which was sold in the three months ended September 30, 2015 and has been reclassified to discontinued operations, as further described in Note 21. Discontinued Operations. The dividends were recognized as a reduction to the investment and represented a return on investment included in cash flows from operating activities and cash flows from operating activities from discontinued operations, respectively.
Investments in affiliates accounted for under the cost method totaled $23 million and $0 million as of September 30, 2015 and December 31, 2014, respectively, and are classified within other long-term assets in the consolidated balance sheet.
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
Intangible assets—Intangible assets were $664 million and $728 million as of September 30, 2015 and December 31, 2014, respectively. Delphi amortizes definite-lived intangible assets over their estimated useful lives. Delphi has definite-lived intangible assets related to patents and developed technology, customer relationships, trade names and in-process research and development. Delphi does not amortize indefinite-lived in-process research and development, but tests for impairment annually, or more frequently when indicators of potential impairment exist, until the completion or abandonment of the associated research and development efforts. Costs to renew or extend the term of acquired intangible assets are recognized as expense as incurred. Amortization expense was $23 million and $70 million for the three and nine months ended September 30, 2015 and $24 million and $71 million for the three and nine months ended September 30, 2014, respectively.
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
The impairment test involves first qualitatively assessing goodwill for impairment. If the qualitative assessment is not met the Company then performs a quantitative assessment by first comparing the estimated fair value of each reporting unit to its carrying value, including goodwill. Fair value reflects the price a market participant would be willing to pay in a potential sale of the reporting unit. If the fair value exceeds carrying value, then we conclude that no goodwill impairment has occurred. If the carrying value of the reporting unit exceeds its estimated fair value, a second step is required to measure possible goodwill impairment loss. The second step includes hypothetically valuing the tangible and intangible assets and liabilities of the reporting unit as if the reporting unit had been acquired in a business combination. Then, the implied fair value of the reporting unit's goodwill is compared to the carrying value of that goodwill. If the carrying value of the reporting unit's goodwill exceeds the implied fair value of the goodwill, the Company recognizes an impairment loss in an amount equal to the excess, not to exceed the carrying value. There were no indicators of potential goodwill impairment as of September 30, 2015. Goodwill was $640 million and $656 million as of September 30, 2015 and December 31, 2014, respectively.
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
Discontinued operations—The Company reports financial results for discontinued operations separately from continuing operations to distinguish the financial impact of disposal transactions from ongoing operations. Discontinued operations reporting occurs only when the disposal of a component or a group of components of the Company represents a strategic shift that will have a major effect on the Company's operations and financial results. During the nine months ended September 30, 2015, Delphi completed the divestitures of the Company's wholly owned Thermal Systems business and the Company's interest in its KDAC joint venture. The Company has also entered into a separate agreement for the sale of its interest in its Shanghai Delphi Automotive Air Conditioning ("SDAAC") joint venture. Delphi's interests in these joint ventures were previously reported within the Thermal Systems segment. Accordingly, the assets and liabilities, operating results and operating and investing cash flows for the previously reported Thermal Systems segment are presented as discontinued operations separate from the Company’s continuing operations for all periods presented. Prior period information has been reclassified to present this business as discontinued operations for all periods presented, and has therefore been excluded from both continuing operations and segment results for all periods presented in these consolidated financial statements and the notes to the consolidated financial statements, unless otherwise noted. These items had no impact on the amounts of previously reported net income attributable to Delphi or total shareholders' equity. Refer to Note 21. Discontinued Operations for further information regarding the Company's discontinued operations.
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
Customer concentrations—As reflected in the table below, combined net sales from continuing operations to General Motors Company ("GM") and Volkswagen Group (“VW”), Delphi's two largest customers, totaled approximately 23% and 22% of our total net sales for the three and nine months ended September 30, 2015, respectively, and 25% and 25% for the three and nine months ended September 30, 2014, respectively.

	Percentage of Total Net Sales				Accounts and Other Receivables
	Three Months Ended September 30,		Nine Months Ended September 30,		September 30, 2015	December 31, 2014
	2015	2014	2015	2014

					(in millions)
GM	15%	17%	14%	16%	$334	$301
VW	8%	8%	8%	9%	212	187
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

Recently issued accounting pronouncements—In April 2014, the FASB issued ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. This guidance limits discontinued operations reporting to disposals of components of an entity that represent strategic shifts that have a major effect on an entity’s operations and financial results. The amendments also require expanded disclosures for discontinued operations with more information about the assets, liabilities, revenues, and expenses of discontinued operations. The amendments also require an entity to disclose the pre-tax profit or loss attributable to a disposal of an individually significant component of an entity that does not qualify for discontinued operations reporting. The guidance is effective for fiscal years beginning after December 15, 2014 and should be applied prospectively. Delphi adopted this guidance effective January 1, 2015, and has applied it to the Company’s discontinued operation classification of the Thermal Systems business, as further discussed in Note 21. Discontinued Operations.
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
In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. This guidance requires that debt issuance costs be presented as a direct reduction to the carrying amount of the related debt in the balance sheet rather than as a deferred charge, consistent with the presentation of discounts on debt. ASU 2015-15, Interest - Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs associated with Line-of-Credit Arrangements, was issued in August 2015 to clarify that the U.S. Securities and Exchange Commission ("SEC") staff would not object to an entity deferring and presenting debt issuance costs related to a line-of-credit arrangement as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The guidance is effective for fiscal years beginning after December 15, 2015, and is to be applied retrospectively. The adoption of this guidance is not expected to have a significant impact on Delphi's financial statements, other than the reclassification of deferred issuance costs related to a recognized debt liability in accordance with the new presentation requirements.
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
In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. This guidance requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined, including that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any. The guidance is effective for interim and annual periods beginning after December 15, 2015, and is to be applied prospectively to adjustments to provisional amounts that occur after the effective date, with earlier application permitted for financial statements that have not yet been made available for issuance. The adoption of this guidance is not expected to have a significant impact on Delphi's financial statements, other than the application to adjustments to provisional amounts resulting from business combinations for which the accounting is incomplete as of the end of a reporting period.

3. INVENTORIES
Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or market, including direct material costs and direct and indirect manufacturing costs. A summary of inventories is shown below:

	September 30, 2015	December 31, 2014

	(in millions)
Productive material	$684	$562
Work-in-process	96	104
Finished goods	407	347
Total	$1,187	$1,013

4. ASSETS
Other current assets consisted of the following:

	September 30, 2015	December 31, 2014

	(in millions)
Value added tax receivable	$186	$191
Deferred income taxes	177	171
Prepaid insurance and other expenses	97	59
Reimbursable engineering costs	70	55
Notes receivable	24	28
Income and other taxes receivable	39	34
Deposits to vendors	8	8
Derivative financial instruments (Note 14)	5	—
Other	23	21
Total	$629	$567
Other long-term assets consisted of the following:

	September 30, 2015	December 31, 2014

	(in millions)
Deferred income taxes	$237	$232
Debt issuance costs (Note 8)	34	42
Income and other taxes receivable	79	67
Reimbursable engineering costs	49	73
Value added tax receivable	23	28
Cost method investments	23	—
Acquisition deposit (Note 17)	820	—
Other	66	66
Total	$1,331	$508

5. LIABILITIES
Accrued liabilities consisted of the following:

	September 30, 2015	December 31, 2014

	(in millions)
Payroll-related obligations	$245	$243
Employee benefits, including current pension obligations	84	127
Income and other taxes payable	207	259
Warranty obligations (Note 6)	68	64
Restructuring (Note 7)	55	80
Customer deposits	28	34
Deferred income taxes	8	8
Derivative financial instruments (Note 14)	115	64
Accrued interest	15	30
Other	357	312
Total	$1,182	$1,221
Other long-term liabilities consisted of the following:

	September 30, 2015	December 31, 2014

	(in millions)
Environmental (Note 10)	$4	$4
Extended disability benefits	11	11
Warranty obligations (Note 6)	80	82
Restructuring (Note 7)	10	17
Payroll-related obligations	8	10
Accrued income taxes	28	29
Deferred income taxes	169	162
Derivative financial instruments (Note 14)	38	40
Other	46	35
Total	$394	$390

6. WARRANTY OBLIGATIONS
Expected warranty costs for products sold are recognized principally at the time of sale of the product based on an estimate of the amount that eventually will be required to settle such obligations. These accruals are based on factors such as past experience, production changes, industry developments and various other considerations. The estimated costs related to product recalls based on a formal campaign soliciting return of that product are accrued at the time an obligation becomes probable and can be reasonably estimated. These estimates are adjusted from time to time based on facts and circumstances that impact the status of existing claims. Delphi has recognized its best estimate for its total aggregate warranty reserves, including product recall costs, across all of its operating segments as of September 30, 2015. The estimated reasonably possible amount to ultimately resolve all matters are not materially different from the recorded reserves as of September 30, 2015.

The table below summarizes the activity in the product warranty liability for the nine months ended September 30, 2015:

Warranty Obligations

(in millions)
Accrual balance at beginning of period	$146
Provision for estimated warranties incurred during the period	55
Provision for changes in estimate for pre-existing warranties	—
Settlements made during the period (in cash or in kind)	(48)
Foreign currency translation and other	(5)
Accrual balance at end of period	$148

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
As part of Delphi's continued efforts to optimize its cost structure, it has undertaken several restructuring programs which include workforce reductions as well as plant closures. The Company recorded employee-related and other restructuring charges related to these programs totaling approximately $36 million and $69 million during the three and nine months ended September 30, 2015, respectively. These charges were primarily related to Delphi's on-going restructuring programs focused on aligning manufacturing capacity with the current automotive production levels in Europe and South America and the continued rotation of our manufacturing footprint to low cost locations within these regions.
Restructuring costs of approximately $46 million and $121 million were recorded during the three and nine months ended September 30, 2014, respectively. These charges include the recognition of approximately $32 million of employee-related and other costs during the nine months ended September 30, 2014 related to the initiation of a workforce reduction at a European manufacturing site within the Powertrain Systems segment in the second quarter of 2014.
Additionally, the Company recorded $2 million during the nine months ended September 30, 2015 and $1 million and $3 million during the three and nine months ended September 30, 2014, respectively, of restructuring costs within discontinued operations related to the Thermal Systems business.
Restructuring charges for employee separation and termination benefits are paid either over the severance period or in a lump sum in accordance with either statutory requirements or individual agreements. Delphi incurred cash expenditures related to its restructuring programs of approximately $95 million and $109 million in the nine months ended September 30, 2015 and 2014, respectively.
The following table summarizes the restructuring charges recorded for the three and nine months ended September 30, 2015 and 2014 by operating segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

	(in millions)
Electrical/Electronic Architecture	$13	$24	$22	$51
Powertrain Systems	19	9	33	48
Electronics and Safety	4	13	14	22
Total	$36	$46	$69	$121

The table below summarizes the activity in the restructuring liability for the nine months ended September 30, 2015:

	Employee Termination Benefits Liability	Other Exit Costs Liability	Total

	(in millions)
Accrual balance at January 1, 2015	$95	$2	$97
Provision for estimated expenses incurred during the period	67	2	69
Payments made during the period	(93)	(2)	(95)
Foreign currency and other	(6)	—	(6)
Accrual balance at September 30, 2015	$63	$2	$65

8. DEBT
The following is a summary of debt outstanding, net of discounts of approximately $5 million and $2 million as of September 30, 2015 and December 31, 2014, respectively:

	September 30, 2015	December 31, 2014

	(in millions)
Accounts receivable factoring	$242	$—
Revolving credit facility	60	—
6.125%, senior notes, due 2021	—	500
5.00%, senior notes, due 2023	800	800
4.15%, senior notes, due 2024	698	698
1.50%, Euro-denominated senior notes, due 2025	784	—
Tranche A Term Loan, due 2018	400	400
Capital leases and other	138	53
Total debt	3,122	2,451
Less: current portion	(424)	(34)
Long-term debt	$2,698	$2,417
Credit Agreement
In March 2011, in conjunction with the redemption of membership interests from Class A and Class C membership interest holders, Delphi Corporation (the "Issuer") entered into a credit agreement with JPMorgan Chase Bank, N.A., as lead arranger and administrative agent (the "Original Credit Agreement"), which provided for $3.0 billion in senior secured credit facilities consisting of term loans (as subsequently amended from time to time, the “Tranche A Term Loan” and the “Tranche B Term Loan,” respectively) and a revolving credit facility (as subsequently amended from time to time, the “Revolving Credit Facility”). The Original Credit Agreement was amended and restated on each of May 17, 2011 (the “May 2011 Credit Agreement”), September 14, 2012 (the “2012 Credit Agreement”) and March 1, 2013 (the Original Credit Agreement and each amendment and restatement of the Original Credit Agreement are individually and collectively referred to herein as the “Credit Agreement”). The May 2011 Credit Agreement, which was entered into simultaneously with the issuance of senior unsecured notes in the amount of $1 billion (as more fully described below), reduced the total size of the senior secured credit facilities to $2.4 billion. Under the 2012 Credit Agreement, the Company increased the Revolving Credit Facility to $1.3 billion and the Tranche A Term Loan to $574 million and used the incremental proceeds to pay a portion of the cost of acquiring the Motorized Vehicles Division of FCI (“MVL”). On March 1, 2013, following an unsecured note issuance in February 2013 (as more fully described below), the Tranche B Term Loan was fully repaid, the Tranche A Term Loan was increased to $575 million, the Revolving Credit Facility was increased to $1.5 billion, and the terms of the Tranche A Term Loan and the Revolving Credit Facility were extended to March 1, 2018. Approximately $14 million in issuance costs were paid in conjunction with the March 2013 amendment. In conjunction with an unsecured note issuance in March 2014 (as more fully described below), Delphi repaid a portion of its indebtedness on the Tranche A Term Loan, which resulted in the recognition of a loss on debt extinguishment related to this repayment of approximately $1 million during the nine months ended September 30, 2014.

Unamortized debt issuance costs associated with the Tranche A Term Loan and Revolving Credit Facility of $15 million are being amortized over the term of the Credit Agreement, as extended pursuant to the March 1, 2013 amendment. At September 30, 2015, Delphi had $60 million outstanding under the Revolving Credit Facility and approximately $8 million in letters of credit issued under the Credit Agreement. Letters of credit issued under the Credit Agreement reduce availability under the Revolving Credit Facility.
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

	September 30, 2015		December 31, 2014
	LIBOR plus	ABR plus	LIBOR plus	ABR plus
Revolving Credit Facility	1.00%	0.00%	1.00%	0.00%
Tranche A Term Loan	1.00%	0.00%	1.00%	0.00%
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
The interest rate period with respect to LIBOR interest rate options can be set at one-, two-, three-, or six-months as selected by the Issuer in accordance with the terms of the Credit Agreement (or other period as may be agreed by the applicable lenders), but payable no less than quarterly. The Issuer may elect to change the selected interest rate in accordance with the provisions of the Credit Agreement. As of September 30, 2015, the Issuer selected the one-month LIBOR interest rate option on the Tranche A Term Loan and the ABR interest rate option on the Revolving Credit Facility, as detailed in the table below, and the amounts outstanding, and rates effective as of September 30, 2015 were based on Delphi’s current credit rating and the Applicable Rate for the Credit Agreement:

		Borrowings as of
		September 30, 2015	Rates effective as of
	Applicable Rate	(in millions)	September 30, 2015
Revolving Credit Facility	ABR plus 0.00%	$60	3.25%
Tranche A Term Loan	LIBOR plus 1.00%	400	1.25%
The Issuer was obligated to make quarterly principal payments throughout the term of the Tranche A Term Loan according to the amortization schedule in the Credit Agreement. In conjunction with the partial repayment of the Tranche A Term Loan during the nine months ended September 30, 2014, all principal payment obligations have been satisfied through March 1, 2018. Borrowings under the Credit Agreement are prepayable at the Issuer's option without premium or penalty. The Credit Agreement also contains certain mandatory prepayment provisions in the event the Company receives net cash proceeds from certain asset sales or casualty events. No mandatory prepayments under these provisions have been made or are due through September 30, 2015.
The Credit Agreement contains certain covenants that limit, among other things, the Company’s (and the Company’s subsidiaries’) ability to incur additional indebtedness or liens, to dispose of assets, to make certain investments, to prepay certain indebtedness and to pay dividends, or to make other distributions or redemptions/repurchases, in respect of the Company’s equity interests. In addition, the Credit Agreement requires that the Company maintain a consolidated leverage ratio (the ratio of Consolidated Total Indebtedness to Consolidated EBITDA, each as defined in the Credit Agreement) of less than 2.75 to 1.0. The Credit Agreement also contains events of default customary for financings of this type. The Company was in compliance with the Credit Agreement covenants as of September 30, 2015. In the first quarter of 2014, the Company satisfied credit rating-related conditions to the suspension of many of the restrictive covenants and the mandatory prepayment provisions relating to asset sales and casualty events discussed above. Such covenants and prepayment obligations are required to be reinstated if the applicable credit rating criteria are no longer satisfied.
As of September 30, 2015, all obligations under the Credit Agreement are borrowed by Delphi Corporation and jointly and severally guaranteed by its direct and indirect parent companies, subject to certain exceptions set forth in the Credit Agreement.

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
Senior Notes
On May 17, 2011, Delphi Corporation issued $500 million of 5.875% senior unsecured notes due 2019 (the "5.875% Senior Notes") and $500 million of 6.125% senior unsecured notes due 2021 (the "6.125% Senior Notes") (collectively, the “2011 Senior Notes”) in a transaction exempt from registration under Rule 144A and Regulation S of the Securities Act of 1933 (the “Securities Act”). Delphi paid approximately $23 million of debt issuance costs in connection with the 2011 Senior Notes. The net proceeds of approximately $1 billion as well as cash on hand were used to pay down amounts outstanding under the Original Credit Agreement. In May 2012, Delphi Corporation completed a registered exchange offer for all of the 2011 Senior Notes. No proceeds were received by Delphi Corporation as a result of the exchange. In March 2014, Delphi redeemed for cash the entire $500 million aggregate principal amount outstanding of the 5.875% Senior Notes, financed by a portion of the proceeds received from the issuance of the 2014 Senior Notes, as defined below. In March 2015, Delphi redeemed for cash the entire $500 million aggregate principal amount outstanding of the 6.125% Senior Notes, financed by a portion of the proceeds from the issuance of the 2015 Euro-denominated Senior Notes, as defined below. As a result of the redemptions of the 2011 Senior Notes, Delphi recognized losses on debt extinguishment of approximately $52 million during the nine months ended September 30, 2015 and $33 million during the nine months ended September 30, 2014.
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
On March 10, 2015, Delphi Automotive PLC issued €700 million in aggregate principal amount of 1.50% Euro-denominated senior unsecured notes due 2025 (the “2015 Euro-denominated Senior Notes”) in a transaction registered under the Securities Act. The 2015 Euro-denominated Senior Notes were priced at 99.54% of par, resulting in a yield to maturity of 1.55%. The proceeds were primarily utilized to redeem the 6.125% Senior Notes, and to fund future growth initiatives, such as acquisitions, and share repurchases. Delphi incurred approximately $5 million of issuance costs in connection with the 2015 Euro-denominated Senior Notes. Interest is payable annually on March 10. The Company has designated the 2015 Euro-denominated Senior Notes as a net investment hedge of the foreign currency exposure of its investments in certain Euro-denominated subsidiaries. Refer to Note. 14. Derivatives and Hedging Activities for further information.
Although the specific terms of each indenture governing each series of senior notes vary, the indentures contain certain restrictive covenants, including with respect to Delphi's (and Delphi's subsidiaries) ability to incur liens, enter into sale and leaseback transactions and merge with or into other entities. As of September 30, 2015, the Company was in compliance with the provisions of all series of the outstanding senior notes.
The 2013 Senior Notes and 2014 Senior Notes issued by Delphi Corporation are fully and unconditionally guaranteed, jointly and severally, by Delphi Automotive PLC and by certain of Delphi Automotive PLC's direct and indirect subsidiaries which are directly or indirectly 100% owned by Delphi Automotive PLC, subject to customary release provisions (other than in the case of Delphi Automotive PLC). The 2015 Euro-denominated Senior Notes issued by Delphi Automotive PLC are fully and unconditionally guaranteed, jointly and severally, by certain of Delphi Automotive PLC's direct and indirect subsidiaries (including Delphi Corporation), which are directly or indirectly 100% owned by Delphi Automotive PLC, subject to customary release provisions.

Other Financing
Receivable factoring—Various accounts receivable factoring facilities are maintained in Europe and are accounted for as short-term debt. These uncommitted factoring facilities are available through various financial institutions. Delphi also maintains a €400 million European accounts receivable factoring facility, with borrowings being subject to the availability of eligible accounts receivable. As of September 30, 2015 and December 31, 2014, $242 million and $0 million, respectively, were outstanding under these European accounts receivable factoring facilities. Collateral is not generally required related to these trade accounts receivable. Amounts drawn as of September 30, 2015 were principally related to funding a portion of the deposit for the acquisition of HellermannTyton Group PLC ("HellermannTyton"), as more fully discussed in Note 17. Acquisitions & Divestitures.
In 2015, the Company entered into arrangements with various financial institutions to sell eligible trade receivables from certain aftermarket customers in North America. These arrangements have original terms of one year and may be renewed annually. The receivables under these arrangements are sold without recourse to the Company and are therefore accounted for as true sales. During the three and nine months ended September 30, 2015, $21 million and $75 million of receivables were sold under these arrangements, and expenses of less than $1 million and $1 million, respectively, were recognized within interest expense.
Capital leases and other—As of September 30, 2015 and December 31, 2014, approximately $138 million and approximately $53 million, respectively, of other debt issued by certain non-U.S. subsidiaries and capital lease obligations were outstanding. As of September 30, 2015, $80 million of this debt related to European short-term borrowings to fund a portion of the deposit for the acquisition of HellermannTyton, as more fully discussed in Note 17. Acquisitions & Divestitures.
Interest—Cash paid for interest related to debt outstanding totaled $96 million and $99 million for the nine months ended September 30, 2015 and 2014, respectively.

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
The amounts shown below reflect the defined benefit pension expense, including amounts attributable to discontinued operations, for the three and nine months ended September 30, 2015 and 2014:

	Non-U.S. Plans		U.S. Plans

	Three Months Ended September 30,
	2015	2014	2015	2014

	(in millions)
Service cost	$15	$14	$—	$—
Interest cost	19	23	—	1
Expected return on plan assets	(19)	(19)	—	—
Settlement loss (1)	13	—	—	—
Curtailment loss	—	4	—	—
Amortization of actuarial losses	4	2	1	—
Net periodic benefit cost	$32	$24	$1	$1

(1)	Primarily relates to amounts recognized related to the divestiture of the Company's Reception Systems business, as further described in Note 17. Acquisitions and Divestitures.

	Non-U.S. Plans		U.S. Plans

	Nine Months Ended September 30,
	2015	2014	2015	2014

	(in millions)
Service cost	$44	$44	$—	$—
Interest cost	58	73	1	2
Expected return on plan assets	(57)	(59)	—	—
Settlement loss	16	—	—	—
Curtailment loss	—	4	—	—
Amortization of actuarial losses	13	6	1	—
Net periodic benefit cost	$74	$68	$2	$2
Other postretirement benefit obligations were approximately $3 million and $3 million at September 30, 2015 and December 31, 2014, respectively.

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
GM Ignition Switch Recall
In the first quarter of 2014, GM, Delphi’s largest customer, initiated a product recall related to ignition switches. Delphi received requests for information from, and cooperated with, various government agencies related to this ignition switch recall. In addition, Delphi was initially named as a co-defendant along with GM (and in certain cases other parties) in class action and product liability lawsuits related to this matter. During the second quarter of 2014, all of the class action cases were transferred to the United States District Court for the Southern District of New York (the “District Court”) for coordinated pretrial proceedings. Two consolidated amended class action complaints were filed in the District Court during the fourth quarter of 2014. Delphi was not named as a defendant in either complaint. An additional class action complaint, brought outside of the consolidated class actions mentioned above, named Delphi as a defendant. Delphi believes the allegations contained in this additional class action are without merit, and intends to vigorously defend against them. Although no assurances can be made as to the ultimate outcome of these or any other future claims, Delphi does not believe a loss is probable and, accordingly, no reserve has been made as of September 30, 2015.
Unsecured Creditors Litigation
The Fourth Amended and Restated Limited Liability Partnership Agreement of Delphi Automotive LLP (the “Fourth LLP Agreement”) was entered into on July 12, 2011 by the members of Delphi Automotive LLP in order to position the Company for its initial public offering. Under the terms of the Fourth LLP Agreement, if cumulative distributions to the members of Delphi Automotive LLP under certain provisions of the Fourth LLP Agreement exceed $7.2 billion, Delphi, as disbursing agent on behalf of DPHH, is required to pay to the holders of allowed general unsecured claims against DPHH $32.50 for every $67.50 in excess of $7.2 billion distributed to the members, up to a maximum amount of $300 million. In December 2014, a complaint was filed in the United States Bankruptcy Court for the Southern District of New York alleging that the redemption by Delphi Automotive LLP of the membership interests of GM and the Pension Benefit Guaranty Corporation (the "PBGC"), and the repurchase of shares and payment of dividends by Delphi Automotive PLC, constituted distributions under the terms of the Fourth LLP Agreement approximating $7.2 billion. Delphi considers cumulative distributions through September 30, 2015 to be substantially below the $7.2 billion threshold, and intends to vigorously contest the allegations set forth in the complaint. In June 2015, the plaintiffs' and Delphi's motions for summary judgment were denied. Both parties filed supplemental briefs in July 2015. Although no assurances can be made as to the ultimate outcome of this claim, Delphi does not believe a loss is probable and, accordingly, no reserve has been made as of September 30, 2015.

Brazil Matters
Delphi conducts significant business operations in Brazil that are subject to the Brazilian federal labor, social security, environmental, tax and customs laws, as well as a variety of state and local laws. While Delphi believes it complies with such laws, they are complex, subject to varying interpretations, and the Company is often engaged in litigation with government agencies regarding the application of these laws to particular circumstances. As of September 30, 2015, the majority of claims asserted against Delphi in Brazil relate to such litigation. The remaining claims in Brazil relate to commercial and labor litigation with private parties. As of September 30, 2015, claims totaling approximately $130 million (using September 30, 2015 foreign currency rates) have been asserted against Delphi in Brazil. As of September 30, 2015, the Company maintains accruals for these asserted claims of $23 million (using September 30, 2015 foreign currency rates). The amounts accrued represent claims that are deemed probable of loss and are reasonably estimable based on the Company’s analyses and assessment of the asserted claims and prior experience with similar matters. While the Company believes its accruals are adequate, the final amounts required to resolve these matters could differ materially from the Company’s recorded estimates and Delphi’s results of operations could be materially affected.
Environmental Matters
Delphi is subject to the requirements of U.S. federal, state, local and non-U.S. environmental and safety and health laws and regulations. As of September 30, 2015 and December 31, 2014, the undiscounted reserve for environmental investigation and remediation was approximately $5 million (of which $1 million was recorded in accrued liabilities and $4 million was recorded in other long-term liabilities) and $5 million (of which $1 million was recorded in accrued liabilities and $4 million was recorded in other long-term liabilities), respectively. Additionally, approximately $7 million and $16 million as of September 30, 2015 and December 31, 2014, respectively, of undiscounted reserve for environmental investigation and remediation attributable to discontinued operations was included within liabilities held for sale. Delphi cannot ensure that environmental requirements will not change or become more stringent over time or that its eventual environmental remediation costs and liabilities will not exceed the amount of its current reserves. In the event that such liabilities were to significantly exceed the amounts recorded, Delphi’s results of operations could be materially affected. At September 30, 2015, the difference between the recorded liabilities and the reasonably possible range of potential loss was not material.
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

The Company's income tax expense and effective tax rate from continuing operations for the three and nine months ended September 30, 2015 and 2014 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

	(dollars in millions)
Income tax expense	$61	$56	$202	$181
Effective tax rate	15%	15%	16%	15%
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

	(in millions)
Tax credits (1)	$(5)	$—	$(5)	$(2)
Withholding taxes	(1)	—	(2)	(1)
Other change in tax reserves (2)	(1)	—	3	(6)
Other adjustments (3)	3	(7)	4	(12)
Income tax (benefit) expense associated with unusual or infrequent items	$(4)	$(7)	$—	$(21)

(1)	For the three and nine months ended September 30, 2015 and nine months ended September 30, 2014, the tax benefit primarily relates to provision to return adjustments.

(2)	For the nine months ended September 30, 2015 and September 30, 2014, the tax expense and benefit, respectively, primarily relate to adjustments in tax reserves which were individually insignificant.

(3)
For the three and nine months ended September 30, 2015 and September 30, 2014, the tax expense and benefit, respectively, primarily relate to provision to return adjustments and other items which were individually insignificant.

Delphi Automotive PLC is a U.K. resident taxpayer and, we believe, not a domestic corporation for U.S. federal income tax purposes, and as such is not subject to U.S. tax, and generally not subject to U.K. tax on remitted foreign earnings.
Cash paid or withheld for income taxes was $281 million and $237 million for the nine months ended September 30, 2015 and 2014 respectively, including amounts attributable to discontinued operations.
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
If these entities are treated as domestic corporations for U.S. federal income tax purposes, the Company will be subject to U.S. federal income tax on its worldwide taxable income, including distributions, as well as deemed income inclusions from some of its non-U.S. subsidiaries. This could have a material adverse impact on our income tax liability in the future. However, the Company may also benefit from deducting certain expenses that are currently not deducted in the U.S. As a U.S. company, any dividends we pay to non-U.S. shareholders could also be subject to U.S. federal income tax withholding at a rate of 30% (unless reduced or eliminated by an income tax treaty), and it is possible that tax may be withheld on such dividends in certain circumstances even before a final determination has been made with respect to the Company's U.S. income tax status. In addition, we could be liable for the failure by Delphi Automotive LLP to withhold U.S. federal income taxes on distributions to its non-U.S. members for periods beginning on or after the Acquisition Date. If we are unsuccessful in contesting the IRS’s assertion, we expect any unfavorable final outcome to adversely impact our tax position, most significantly in future periods, by increasing our annual effective tax rate to approximately 20% to 22%. For the nine months ended September 30, 2015, our effective tax rate was 16%. Although the outcome currently remains uncertain, the Company continues to maintain its position that neither Delphi Automotive LLP nor Delphi Automotive PLC should be treated as a domestic corporation for U.S. tax purposes. Accordingly, no adjustment for this matter has been recorded as of September 30, 2015.

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

Weighted Average Shares
The following table illustrates net income per share attributable to Delphi and the weighted average shares outstanding used in calculating basic and diluted income per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

	(in millions, except per share data)
Numerator:
Income from continuing operations	$351	$299	$989	$969
Income from discontinued operations	53	6	269	38
Net income attributable to Delphi	$404	$305	$1,258	$1,007
Denominator:
Weighted average ordinary shares outstanding, basic	282.97	298.59	287.18	302.35
Dilutive shares related to restricted stock units ("RSUs")	1.43	1.55	1.15	1.21
Weighted average ordinary shares outstanding, including dilutive shares	284.40	300.14	288.33	303.56

Basic net income per share:
Continuing operations	$1.24	$1.00	$3.44	$3.20
Discontinued operations	0.19	0.02	0.94	0.13
Basic net income per share attributable to Delphi	$1.43	$1.02	$4.38	$3.33
Diluted net income per share:
Continuing operations	$1.23	$1.00	$3.43	$3.19
Discontinued operations	0.19	0.02	0.93	0.13
Diluted net income per share attributable to Delphi	$1.42	$1.02	$4.36	$3.32
Anti-dilutive securities share impact	—	—	—	—
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
A summary of the ordinary shares repurchased during the three and nine months ended September 30, 2015 and 2014 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Total number of shares repurchased	5,292,240	4,360,097	12,174,805	10,004,486
Average price paid per share	$76.83	$68.00	$78.79	$67.37
Total (in millions)	$406	$297	$959	$674
As of September 30, 2015, approximately $707 million of share repurchases remained available under the January 2015 share repurchase program. During the period from October 1, 2015 to October 28, 2015, the Company repurchased an additional $50 million worth of shares pursuant to a trading plan with set trading instructions established by the Company. As a result, approximately $657 million of share repurchases remain available under the January 2015 share repurchase program. All repurchased shares were retired, and are reflected as a reduction of ordinary share capital for the par value of the shares, with the excess applied as reductions to additional paid-in capital and retained earnings.

Dividends
On February 26, 2013, the Board of Directors approved the initiation of dividend payments on the Company's ordinary shares. In January 2014, the Board of Directors increased the annual dividend rate from $0.68 to $1.00 per ordinary share. The Company has declared and paid cash dividends per ordinary share during the periods presented as follows:

	Dividend	Amount
	Per Share	(in millions)
2015:
Third quarter	$0.25	$71
Second quarter	0.25	72
First quarter	0.25	73
Total	$0.75	$216
2014:
Fourth quarter	$0.25	$73
Third quarter	0.25	75
Second quarter	0.25	76
First quarter	0.25	77
Total	$1.00	$301
Other
Prior to the completion of the initial public offering on November 22, 2011, net income and other changes to membership interests were allocated to the respective outstanding classes based on the cumulative distribution provisions of the Fourth LLP Agreement.
Under the terms of the Fourth LLP Agreement, if cumulative distributions to the members of Delphi Automotive LLP under certain provisions of the Fourth LLP Agreement exceed $7.2 billion, Delphi, as disbursing agent on behalf of DPHH, is required to pay to the holders of allowed general unsecured claims against DPHH $32.50 for every $67.50 in excess of $7.2 billion distributed to the members, up to a maximum amount of $300 million. This contingency is not considered probable of occurring as of September 30, 2015 and accordingly, no reserve has been recorded. Refer to Note 10. Commitments and Contingencies for additional information.

13. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The changes in accumulated other comprehensive income (loss) attributable to Delphi (net of tax) for the three and nine months ended September 30, 2015 and 2014 are shown below. Other comprehensive income includes activity relating to discontinued operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

	(in millions)
Foreign currency translation adjustments:
Balance at beginning of period	$(505)	$(8)	$(333)	$(17)
Aggregate adjustment for the period	(109)	(176)	(281)	(167)
Balance at end of period	(614)	(184)	(614)	(184)

Gains (losses) on derivatives:
Balance at beginning of period	(84)	9	(78)	2
Other comprehensive income before reclassifications (net tax effect of $16 million, $8 million, $30 million and $5 million)	(55)	(30)	(105)	(27)
Reclassification to income (net tax effect of $7 million, $3 million, $20 million and $5 million)	22	7	66	11
Balance at end of period	(117)	(14)	(117)	(14)

Pension and postretirement plans:
Balance at beginning of period	(308)	(220)	(330)	(222)
Other comprehensive income before reclassifications (net tax effect of $1 million, $4 million, $2 million and $3 million)	7	10	18	8
Reclassification to income (net tax effect of $1 million, $0 million, $2 million and $0 million)	17	2	28	6
Balance at end of period	(284)	(208)	(284)	(208)

Accumulated other comprehensive loss, end of period	$(1,015)	$(406)	$(1,015)	$(406)

Reclassifications from accumulated other comprehensive income to income for the three and nine months ended September 30, 2015 and 2014 were as follows:

Reclassification Out of Accumulated Other Comprehensive Income
Details About Accumulated Other Comprehensive Income Components	Three Months Ended September 30,		Nine Months Ended September 30,		Affected Line Item in the Statement of Operations
	2015	2014	2015	2014

	(in millions)
Gains (losses) on derivatives:
Commodity derivatives	$(11)	$(3)	$(32)	$(13)	Cost of sales
Foreign currency derivatives	(18)	1	(54)	7	Cost of sales
Foreign currency derivatives	—	(2)	—	—	Other income
	(29)	(4)	(86)	(6)	Income before income taxes
	7	(3)	20	(5)	Income tax expense
	(22)	(7)	(66)	(11)	Net income
	—	—	—	—	Net income attributable to noncontrolling interest
	$(22)	$(7)	$(66)	$(11)	Net income attributable to Delphi

Pension and postretirement plans:
Actuarial losses	$(5)	$(2)	$(14)	$(6)	(1)
Settlement loss	(13)	—	(16)	—	(1)
	(18)	(2)	(30)	(6)	Income before income taxes
	1	—	2	—	Income tax expense
	(17)	(2)	(28)	(6)	Net income
	—	—	—	—	Net income attributable to noncontrolling interest
	$(17)	$(2)	$(28)	$(6)	Net income attributable to Delphi

Total reclassifications for the period	$(39)	$(9)	$(94)	$(17)

(1)	These accumulated other comprehensive loss components are included in the computation of net periodic pension cost (see Note 9. Pension Benefits for additional details).

14. DERIVATIVES AND HEDGING ACTIVITIES
Delphi is exposed to market risk, such as fluctuations in foreign currency exchange rates, commodity prices and changes in interest rates, which may result in cash flow risks. To manage the volatility relating to these exposures, Delphi aggregates the exposures on a consolidated basis to take advantage of natural offsets. For exposures that are not offset within its operations, Delphi enters into various derivative transactions pursuant to its risk management policies, which prohibit holding or issuing derivative financial instruments for speculative purposes, and designation of derivative instruments is performed on a transaction basis to support hedge accounting. The changes in fair value of these hedging instruments are offset in part or in whole by corresponding changes in the fair value or cash flows of the underlying exposures being hedged. Delphi assesses the initial and ongoing effectiveness of its hedging relationships in accordance with its documented policy. As of September 30, 2015, Delphi has entered into derivative instruments to hedge cash flows extending out to December 2017.
Additionally, the Company has designated the €700 million 2015 Euro-denominated Senior Notes as a net investment hedge of the foreign currency exposure of its investments in certain Euro-denominated subsidiaries. Due to the high degree of effectiveness between the hedging instrument and the exposure being hedged, fluctuations in the value of the Euro-denominated debt due to exchange rate changes are recognized in cumulative translation adjustment within Other comprehensive income to offset changes in the value of the net investment of these Euro-denominated operations.

As of September 30, 2015, the Company had the following outstanding notional amounts related to commodity and foreign currency forward contracts that were entered into to hedge forecasted exposures:

Commodity	Quantity Hedged	Unit of Measure	Notional Amount (Approximate USD Equivalent)

	(in thousands)		(in millions)
Copper	88,904	pounds	$210

Foreign Currency	Quantity Hedged	Unit of Measure	Notional Amount (Approximate USD Equivalent)

	(in millions)
Mexican Peso	9,849	MXN	$575
Polish Zloty	304	PLN	80
Chinese Yuan Renminbi	435	CNY	70
New Turkish Lira	212	TRY	70
Hungarian Forint	13,093	HUF	45
Brazilian Real	41	BRL	10
The Company had additional commodity and foreign currency forward contracts with notional amounts that individually amounted to less than $10 million.
As more fully disclosed in Note 17. Acquisitions and Divestitures, on July 30, 2015, Delphi made a recommended offer to acquire HellermannTyton. In conjunction with the proposed acquisition, in August 2015, the Company entered into option contracts with notional amounts totaling £917 million to hedge portions of the currency risk associated with the cash payment for the proposed acquisition at a cost of $15 million. Pursuant to the requirements of ASC 815, Derivatives and Hedging, the options do not qualify as hedges for accounting purposes, and therefore, changes in the fair value of the options are recognized in other income (expense), net. The options expire in the first quarter of 2016. During the three and nine months ended September 30, 2015, the change in fair value resulted in a pre-tax loss of $11 million included within other income (expense), net in the consolidated statement of operations.
Additionally, during the nine months ended September 30, 2014, Delphi entered into and settled treasury rate lock agreements which were designated as cash flow hedges in anticipation of issuing the 2014 Senior Notes, as further discussed in Note 8. Debt. The impacts of these agreements and the related amount of hedge ineffectiveness were not material.

The fair value of derivative financial instruments recorded in the consolidated balance sheets as of September 30, 2015 and December 31, 2014 are as follows:

	Asset Derivatives		Liability Derivatives		Net Amounts of Assets and (Liabilities) Presented in the Balance Sheet
	Balance Sheet Location	September 30, 2015	Balance Sheet Location	September 30, 2015	September 30, 2015

	(in millions)
Designated derivatives instruments:
Commodity derivatives	Other current assets	$—	Accrued liabilities	$34
Foreign currency derivatives*	Other current assets	1	Other current assets	—	1
Foreign currency derivatives*	Accrued liabilities	4	Accrued liabilities	82	(78)
Commodity derivatives	Other long-term assets	—	Other long-term liabilities	12
Foreign currency derivatives*	Other long-term assets	1	Other long-term assets	1	—
Foreign currency derivatives*	Other long-term liabilities	—	Other long-term liabilities	25	(25)
Total		$6		$154
Derivatives not designated:
Commodity derivatives	Other current assets	$—	Accrued liabilities	$2
Foreign currency derivatives*	Other current assets	4	Other current assets	—	4
Foreign currency derivatives*	Accrued liabilities	3	Accrued liabilities	4	(1)
Foreign currency derivatives*	Other long-term liabilities	1	Other long-term liabilities	2	(1)
Total		$8		$8

	Asset Derivatives		Liability Derivatives		Net Amounts of Assets and (Liabilities) Presented in the Balance Sheet
	Balance Sheet Location	December 31, 2014	Balance Sheet Location	December 31, 2014	December 31, 2014

	(in millions)
Designated derivatives instruments:
Commodity derivatives	Other current assets	$—	Accrued liabilities	$19
Foreign currency derivatives*	Accrued liabilities	3	Accrued liabilities	48	(45)
Commodity derivatives	Other long-term assets	—	Other long-term liabilities	8
Foreign currency derivatives*	Other long-term liabilities	2	Other long-term liabilities	34	(32)
Total		$5		$109
Derivatives not designated:
Foreign currency derivatives*	Accrued liabilities	$1	Accrued liabilities	$1	—
Total		$1		$1
* Derivative instruments within this category are subject to master netting arrangements and are presented on a net basis in the consolidated balance sheets in accordance with accounting guidance related to the offsetting of amounts related to certain contracts.
The fair value of Delphi’s derivative financial instruments was in a net liability position as of September 30, 2015 and December 31, 2014.

The pre-tax effect of derivative financial instruments in the consolidated statement of operations and consolidated statement of comprehensive income for the three months ended September 30, 2015 is as follows:

Three Months Ended September 30, 2015	Loss Recognized in OCI (Effective Portion)	Loss Reclassified from OCI into Income (Effective Portion)	Gain Recognized in Income (Ineffective Portion Excluded from Effectiveness Testing)

	(in millions)
Designated derivatives instruments:
Commodity derivatives	$(28)	$(11)	$—
Foreign currency derivatives	(43)	(18)	—
Total	$(71)	$(29)	$—

Loss Recognized in Income

(in millions)
Derivatives not designated:
Commodity derivatives	$—
Foreign currency derivatives	(11)
Total	$(11)
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

The pre-tax effect of derivative financial instruments in the consolidated statement of operations and consolidated statement of comprehensive income for the nine months ended September 30, 2015 is as follows:

Nine Months Ended September 30, 2015	Loss Recognized in OCI (Effective Portion)	Loss Reclassified from OCI into Income (Effective Portion)	Gain Recognized in Income (Ineffective Portion Excluded from Effectiveness Testing)

	(in millions)
Designated derivatives instruments:
Commodity derivatives	$(53)	$(29)	$—
Foreign currency derivatives	(82)	(50)	—
Total	$(135)	$(79)	$—

Loss Recognized in Income

(in millions)
Derivatives not designated:
Commodity derivatives	$(3)
Foreign currency derivatives	(16)
Total	$(19)
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
The gain or loss reclassified from OCI into income for the effective portion of designated derivative instruments and the gain or loss recognized in income for the ineffective portion of designated derivative instruments excluded from effectiveness testing were recorded to other income, net and cost of sales in the consolidated statements of operations for the three and nine months ended September 30, 2015 and 2014. The gain or loss recognized in income for non-designated derivative instruments was recorded in other income (expense), net and cost of sales for the three and nine months ended September 30, 2015 and 2014.
Gains and losses on derivatives qualifying as cash flow hedges are recorded in OCI, to the extent that hedges are effective, until the underlying transactions are recognized in earnings. Unrealized amounts in accumulated OCI will fluctuate based on changes in the fair value of hedge derivative contracts at each reporting period. Losses included in accumulated OCI as of September 30, 2015 were approximately $156 million (approximately $117 million net of tax). Of this total, approximately $116 million of losses are expected to be included in cost of sales within the next 12 months and $40 million of losses are expected to be included in cost of sales in subsequent periods. Cash flow hedges are discontinued when Delphi determines it is no longer probable that the originally forecasted transactions will occur. The amount included in cost of sales related to cash flow hedge ineffectiveness was insignificant for the three and nine months ended September 30, 2015 and 2014, respectively.
Changes in the value of the Euro-denominated debt designated as a net investment hedge are recorded in cumulative translation adjustment within OCI to offset changes in the value of the net investment in Euro-denominated operations. During the three and nine months ended September 30, 2015, $6 million and $27 million, respectively, of losses were recognized in OCI. Gains or losses on net investment hedges are reclassified to earnings only when the related currency translation adjustments are required to be reclassified, usually upon sale or liquidation of the investment, and there were no amounts reclassified or recognized for ineffectiveness in the three and nine months ended September 30, 2015. Cumulative losses included in accumulated OCI on the net investment hedge as of September 30, 2015 were approximately $27 million due to the strengthening of the Euro relative to the U.S. dollar over the term of this arrangement.

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
As of September 30, 2015 and December 31, 2014, Delphi was in a net derivative liability position of $148 million and $104 million, respectively, and no significant adjustments were recorded for nonperformance risk based on the application of peer companies’ CDS rates and because Delphi’s exposures were to counterparties with investment grade credit ratings.
As described in Note 17. Acquisitions and Divestitures, as of September 30, 2015, additional contingent consideration may be earned as a result of Delphi's acquisition agreements for Ottomatika, Inc. ("Ottomatika") and Antaya Technologies Corporation ("Antaya"). The liability for contingent consideration is re-measured to fair value at each reporting date based on a probability-weighted discounted cash flow analysis using a rate that reflects the uncertainty surrounding the expected outcomes, which the Company believes is appropriate and representative of market participant assumptions. The measurement of the liability for contingent consideration is based on significant inputs that are not observable in the market, and is therefore classified as a Level 3 measurement in accordance with ASU Topic 820-10-35. Examples of utilized unobservable inputs are estimated future earnings of the acquired businesses and applicable discount rates. The estimate of the liability may fluctuate if there are changes in the forecast of the acquired businesses' future earnings or as a result of actual earnings levels achieved. The liability was classified within other long-term liabilities in the consolidated balance sheet at September 30, 2015 and December 31, 2014. Adjustments to this liability for interest accretion are recognized in interest expense, and any other changes in the fair value of this liability are recognized within other income (expense), net in the consolidated statement of operations.

As of September 30, 2015 and December 31, 2014, Delphi had the following assets measured at fair value on a recurring basis:

	Total	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3

	(in millions)
As of September 30, 2015:
Foreign currency derivatives	$5	$—	$5	$—
Total	$5	$—	$5	$—
As of December 31, 2014:
Foreign currency derivatives	$—	$—	$—	$—
Total	$—	$—	$—	$—
As of September 30, 2015 and December 31, 2014, Delphi had the following liabilities measured at fair value on a recurring basis:

	Total	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3

	(in millions)
As of September 30, 2015:
Commodity derivatives	$48	$—	$48	$—
Foreign currency derivatives	105	—	105	—
Contingent consideration	18	—	—	18
Total	$171	$—	$153	$18
As of December 31, 2014:
Commodity derivatives	$27	$—	$27	$—
Foreign currency derivatives	77	—	77	—
Contingent consideration	11	—	—	11
Total	$115	$—	$104	$11
The changes in the contingent consideration liability classified as a Level 3 measurement for the nine months ended September 30, 2015 were as follows:

Contingent Consideration Liability

(in millions)
Fair value at beginning of period	$11
Additions	5
Payments	—
Interest accretion	2
Fair value at end of period	$18
Financial Instruments
Delphi’s non-derivative financial instruments include debt, which consists of its accounts receivable factoring arrangements, capital leases and other debt issued by Delphi’s non-U.S. subsidiaries, the Revolving Credit Facility, the Tranche A Term Loan, the 2013 Senior Notes, the 2014 Senior Notes and the 2015 Euro-denominated Senior Notes. The fair value of debt is based on quoted market prices for instruments with public market data or significant other observable inputs for instruments without a quoted public market price (Level 2). As of September 30, 2015 and December 31, 2014, total debt was recorded at $3,122 million and $2,451 million, respectively, and had estimated fair values of $3,084 million and $2,567 million, respectively. For all other financial instruments recorded at September 30, 2015 and December 31, 2014, fair value approximates book value.
Fair Value Measurements on a Nonrecurring Basis
In addition to items that are measured at fair value on a recurring basis, Delphi also has items in its balance sheet that are measured at fair value on a nonrecurring basis. As these items are not measured at fair value on a recurring basis, they are not included in the tables above. Nonfinancial assets and liabilities that are measured at fair value on a nonrecurring basis include long-lived assets, assets held for sale, equity and cost method investments, intangible assets, asset retirement obligations, share-based compensation and liabilities for exit or disposal activities measured at fair value upon initial recognition. During the three and nine months ended September 30, 2015, Delphi recorded non-cash asset impairment charges of $0 million and $6 million, respectively, in cost of sales related to declines in the fair values of certain fixed assets. Delphi recorded non-cash asset impairment charges of $3 million in cost of sales and $1 million in selling, general and administrative expense during the three months ended September 30, 2014, and $5 million in cost of sales and $2 million in selling, general and administrative expense during the nine months ended September 30, 2014. These impairments related to certain assets and capitalized software licenses no longer being utilized. Fair value of long-lived assets is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved and a review of appraisals. As such, Delphi has determined that the fair value measurements of long-lived assets fall in Level 3 of the fair value hierarchy.
Additionally, as further described in Note 21. Discontinued Operations, an after-tax impairment loss of approximately $88 million was recorded in income from discontinued operations in the first quarter of 2015 based on the evaluation and estimate of the fair value of the Company's interest in KDAC of approximately $32 million, which was determined primarily based on negotiations with a third party and on a non-binding offer from that potential buyer at the time, in relation to the carrying value of this interest. Subsequently, the Company closed the sale of this interest in the third quarter of 2015, and recognized a gain on the divestiture of $47 million, net of tax expense, within income from discontinued operations during the three months ended September 30, 2015. For the nine months ended September 30, 2015, the Company recorded a net loss of $41 million on the KDAC divestiture within income from discontinued operations, which includes the $88 million impairment loss recorded in the first quarter of 2015, as further described in Note 21. Discontinued Operations.

16. OTHER INCOME, NET
Other income (expense), net included:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

	(in millions)
Interest income	$2	$2	$4	$6
Loss on extinguishment of debt	—	—	(52)	(34)
Costs associated with acquisitions	(11)	—	(12)	—
Gain on insurance recovery	—	—	—	14
Other, net	(2)	3	(7)	5
Other (expense) income, net	$(11)	$5	$(67)	$(9)
As further discussed in Note 8. Debt, during the nine months ended September 30, 2015, Delphi redeemed for cash the entire aggregate principal amount outstanding of the 6.125% Senior Notes, resulting in a loss on debt extinguishment of approximately $52 million. As further discussed in Note 14. Derivatives and Hedging Activities, during the three and nine months ended September 30, 2015, the Company recorded a loss of $11 million on option contracts entered into in order to hedge portions of the currency risk associated with the cash payment for the proposed acquisition of HellermannTyton, which is reflected within Costs associated with acquisitions in the above table. Also, as further discussed in Note 21. Discontinued Operations, during the three months ended September 30, 2015, Delphi recorded $4 million for certain fees earned pursuant to the transition services agreement in connection with the sale of the Company's wholly owned Thermal Systems business.
During the nine months ended September 30, 2014 Delphi redeemed for cash the entire aggregate principal amount outstanding of the 5.875% Senior Notes and repaid a portion of its indebtedness on the Tranche A Term Loan, resulting in a loss on extinguishment of debt of approximately $34 million. Additionally, during the nine months ended September 30, 2014, Delphi reached a final settlement with its insurance carrier related to a business interruption insurance claim, and received proceeds from this settlement of approximately $14 million, net of related costs and expenses.

17. ACQUISITIONS AND DIVESTITURES
Sale of Thermal Systems Business
On June 30, 2015, Delphi completed the sale of the Company's wholly owned Thermal Systems business. On September 24, 2015, Delphi completed the sale of its interest in its KDAC joint venture. The Company has also entered into a separate agreement for the sale of its interest in its SDAAC joint venture, which is classified as held for sale as of September 30, 2015. Delphi's interests in these joint ventures were previously reported within the Thermal Systems segment. Accordingly, the results of the Thermal Systems business are classified as discontinued operations. Refer to Note 21. Discontinued Operations for further disclosure related to the Company's discontinued operations and the related assets and liabilities classified as held for sale as of September 30, 2015.
Sale of Reception Systems Business
In July 2015, Delphi completed the sale of its Reception Systems business for net cash proceeds of approximately $25 million and $39 million of buyer-assumed pension liabilities. The net sales of this business, which was previously reported within the Electronics and Safety segment, were approximately $55 million for the six months ended June 30, 2015. Delphi recognized a pre-tax gain on the divestiture of $39 million, which is included in cost of sales in the consolidated statement of operations. The results of operations of this business, including the gain on divestiture, were not significant to the consolidated financial statements for any period presented, and the divestiture did not meet the discontinued operations criteria.
Exit of Argentina Electrical Wiring Business
During the second quarter of 2015, Delphi completed the exit of its Electrical Wiring business located in Argentina, which was previously reported within the Electrical/Electronic Architecture segment. Delphi recognized a loss on the divestiture of this business of $14 million within cost of sales in the second quarter of 2015, which included a cash payment by Delphi to the buyer of $7 million. The results of operations of this business, including the loss on divestiture, were not significant to the consolidated financial statements for any period presented, and the disposal did not meet the discontinued operations criteria.
Acquisition of Ottomatika, Inc.
On July 23, 2015, Delphi acquired 100% of the equity interests of Ottomatika, Inc. ("Ottomatika"), an automated vehicle software developer, for total consideration of $32 million. The Company paid $16 million at closing utilizing cash on hand, with additional cash payments totaling $11 million deferred over a period of 3 years and additional contingent consideration of up to $5 million due upon the achievement of certain product development milestones over a 3-year period. The range of the undiscounted amounts the Company could be required to pay is between $0 and $5 million. As of the closing date of the acquisition, the contingent consideration was assigned a fair value of approximately $5 million. The results of operations of Ottomatika are reported within the Electronics and Safety segment from the date of acquisition. Delphi previously held a convertible debt investment in Ottomatika, and as a result of this transaction recognized a gain on its previously held investment of $2 million within other income (expense), net in the consolidated statement of operations.
The acquisition was accounted for as a business combination. The purchase price and related allocation to the acquired net assets of Ottomatika based on their estimated fair values is shown below (in millions):
Assets acquired and liabilities assumed

Purchase price, cash consideration	$16
Purchase price, deferred consideration	11
Purchase price, fair value of contingent consideration	5
Fair value of previously held investment	4
Total purchase price	$36

Indefinite-lived intangible assets	$24
Definite-lived intangible assets	1
Liabilities assumed, net of other assets acquired	(8)
Identifiable net assets acquired	17
Goodwill resulting from purchase	19
Total purchase price allocation	$36

Intangible assets include amounts recognized for the fair value of in-process research and development, which will not be amortized, but tested for impairment until the completion or abandonment of the associated research and development efforts, and non-competition agreements, which will be amortized over their useful lives of approximately 4 years. The fair value of these assets was generally estimated utilizing income and market approaches.
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
Assets acquired and liabilities assumed

Purchase price, cash consideration	$140
Purchase price, fair value of contingent consideration	11
Total purchase price	$151

Definite-lived intangible assets	$75
Liabilities assumed, net of other assets acquired	(17)
Identifiable net assets acquired	58
Goodwill resulting from purchase	93
Total purchase price allocation	$151
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
Acquisition of Control-Tec LLC
On October 22, 2015, Delphi agreed to acquire Control-Tec LLC ("Control-Tec"), a leading provider of telematics and cloud-hosted data analytics solutions, for a purchase price of $105 million due at closing, subject to certain post-closing adjustments, with an additional cash payment of up to $40 million due upon the achievement of certain financial performance metrics over a future 3-year period beginning after the acquisition is closed. The acquisition is subject to the satisfaction of customary closing conditions and the receipt of regulatory and other approvals, and is expected to close in the fourth quarter of 2015. The Company intends to acquire Control-Tec utilizing cash on hand. Upon completion, Control-Tec will become part of Delphi’s Electronics and Safety segment.
Offer to Acquire HellermannTyton Group PLC
On July 30, 2015, Delphi and HellermannTyton Group PLC ("HellermannTyton"), a public limited company registered in England and Wales, and a leading global manufacturer of high-performance and innovative cable management solutions, announced the terms of a recommended cash offer by Delphi to acquire all of the issued and to be issued ordinary share capital of HellermannTyton for 480 pence per share, or approximately £1.07 billion in the aggregate (approximately $1.66 billion, based on the GBP:USD exchange rate of 1:1.54 on July 27, 2015), and an implied enterprise value of $1.85 billion. The transaction received the approval of HellermannTyton's shareholders on October 15, 2015, and is expected to close in the fourth quarter of 2015, subject to regulatory consents and approvals. Upon completion, HellermannTyton will become part of Delphi’s Electrical/Electronic Architecture segment.
In connection with the offer to acquire HellermannTyton, in July 2015, £540 million ($844 million using July 30, 2015 foreign currency rates) of cash was placed on deposit for purposes of satisfying payment of the consideration to effect the acquisition. The deposit was funded with cash on hand, along with amounts borrowed on the Revolving Credit Facility, the Company's European accounts receivable factoring facility and approximately $80 million of other European short-term borrowings. The deposit ($820 million using September 30, 2015 foreign currency rates) is recorded within other long-term assets in the consolidated balance sheet as of September 30, 2015. Delphi’s exposure to fluctuations in the GBP:USD exchange rate related to the deposit are naturally offset by other exposures within Delphi’s consolidated operations.
Also in connection with the offer to acquire HellermannTyton, on July 30, 2015, Delphi Automotive PLC and certain of its subsidiaries, certain financial institutions from time to time party thereto, as lenders and Barclays Bank PLC, as administrative agent, entered into a Senior Bridge Credit Agreement (the "Senior Bridge Credit Agreement"), pursuant to which, the lenders thereunder agreed to provide a £550 million bridge term loan facility. Delphi and Delphi Corporation are borrowers under the Senior Bridge Credit Agreement. The bridge term loans are available to be drawn in U.S. Dollars or Pounds Sterling for a period of 364 days, subject to the terms and conditions set forth in the Senior Bridge Credit Agreement, including customary certain funds conditions.
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
The Company has not drawn on the Senior Bridge Credit Agreement.
Other
During the second quarter of 2015, the Company's Powertrain Systems segment made a $20 million investment in Tula Technology Inc., an engine control software company, and the Electronics and Safety segment made a $3 million investment in Quanergy, a leader in 3D Light Detection and Ranging (“LIDAR”) sensing technology for automated driving. The Company's investments are accounted for under the cost method.

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
A summary of activity, including award grants, vesting and forfeitures is provided below:

	RSUs	Weighted Average Grant Date Fair Value
	(in thousands)
Nonvested, January 1, 2015	2,274	$50.38
Granted	946	84.55
Vested	(527)	39.95
Forfeited	(174)	63.23
Nonvested, September 30, 2015	2,519	64.51

Delphi recognized compensation expense of $18 million ($14 million, net of tax) and $21 million ($16 million, net of tax) based on the Company’s best estimate of ultimate performance against the respective targets during the three months ended September 30, 2015 and 2014, respectively. Delphi recognized compensation expense of $53 million ($41 million, net of tax) and $54 million ($41 million, net of tax) based on the Company’s best estimate of ultimate performance against the respective targets during the nine months ended September 30, 2015 and 2014, respectively. Delphi will continue to recognize compensation expense, based on the grant date fair value of the awards applied to the Company’s best estimate of ultimate performance against the respective targets, over the requisite vesting periods of the awards. Based on the grant date fair value of the awards and the Company’s best estimate of ultimate performance against the respective targets as of September 30, 2015, unrecognized compensation expense on a pre-tax basis of approximately $105 million is anticipated to be recognized over a weighted average period of approximately 2 years. For the nine months ended September 30, 2015 and 2014, respectively, approximately $58 million and $8 million of cash was paid and reflected as a financing activity in the statements of cash flows related to the minimum statutory tax withholding for vested RSUs.

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
Notes Issued by the Parent
As described in Note 8. Debt, Delphi Automotive PLC issued the 2015 Euro-denominated Senior Notes in a transaction registered under the Securities Act. The 2015 Euro-denominated Senior Notes are fully and unconditionally guaranteed on a joint and several basis, subject to customary release provisions, by certain of Delphi Automotive PLC's direct and indirect subsidiary companies (the “Subsidiary Guarantors”), and Delphi Corporation, each of which are directly or indirectly 100% owned by Delphi Automotive PLC. All other consolidated direct and indirect subsidiaries of Delphi Automotive PLC are not subject to the guarantee (“Non-Guarantor Subsidiaries”).
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
The historical presentation of certain intercompany accounts and activity within the supplemental guarantor condensed consolidating financial statements has been revised to be consistent with the presentation as of September 30, 2015.

Statement of Operations Three Months Ended September 30, 2015

	Parent	Subsidiary Guarantors	Subsidiary Issuer/Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated

	(in millions)
Net sales	$—	$—	$—	$3,631	$—	$3,631
Operating expenses:
Cost of sales	—	—	(6)	2,868	—	2,862
Selling, general and administrative	38	—	—	211	—	249
Amortization	—	—	—	23	—	23
Restructuring	—	—	—	36	—	36
Total operating expenses	38	—	(6)	3,138	—	3,170
Operating (loss) income	(38)	—	6	493	—	461
Interest (expense) income	(29)	(8)	(45)	(19)	71	(30)
Other income (expense), net	—	23	10	27	(71)	(11)
(Loss) income from continuing operations before income taxes and equity income	(67)	15	(29)	501	—	420
Income tax benefit (expense)	—	—	11	(72)	—	(61)
(Loss) income from continuing operations before equity income	(67)	15	(18)	429	—	359
Equity in net income of affiliates	—	—	—	5	—	5
Equity in net income (loss) of subsidiaries	471	456	96	—	(1,023)	—
Income from continuing operations	404	471	78	434	(1,023)	364
Income from discontinued operations, net of tax	—	—	—	54	—	54
Net income (loss)	404	471	78	488	(1,023)	418
Net income attributable to noncontrolling interest	—	—	—	14	—	14
Net income (loss) attributable to Delphi	$404	$471	$78	$474	$(1,023)	$404
Statement of Operations Nine Months Ended September 30, 2015

	Parent	Subsidiary Guarantors	Subsidiary Issuer/Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated

	(in millions)
Net sales	$—	$—	$—	$11,286	$—	$11,286
Operating expenses:
Cost of sales	—	—	(6)	9,000	—	8,994
Selling, general and administrative	64	—	—	701	—	765
Amortization	—	—	—	70	—	70
Restructuring	—	—	—	69	—	69
Total operating expenses	64	—	(6)	9,840	—	9,898
Operating (loss) income	(64)	—	6	1,446	—	1,388
Interest (expense) income	(75)	(23)	(128)	(70)	204	(92)
Other income (expense), net	—	58	3	76	(204)	(67)
(Loss) income from continuing operations before income taxes and equity income	(139)	35	(119)	1,452	—	1,229
Income tax benefit (expense)	—	—	44	(246)	—	(202)
(Loss) income from continuing operations before equity income	(139)	35	(75)	1,206	—	1,027
Equity in net income of affiliates	—	—	—	10	—	10
Equity in net income (loss) of subsidiaries	1,397	1,362	358	—	(3,117)	—
Income from continuing operations	1,258	1,397	283	1,216	(3,117)	1,037
Income from discontinued operations, net of tax	—	—	—	277	—	277
Net income (loss)	1,258	1,397	283	1,493	(3,117)	1,314
Net income attributable to noncontrolling interest	—	—	—	56	—	56
Net income (loss) attributable to Delphi	$1,258	$1,397	$283	$1,437	$(3,117)	$1,258

Statement of Operations Three Months Ended September 30, 2014

	Parent	Subsidiary Guarantors	Subsidiary Issuer/Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated

	(in millions)
Net sales	$—	$—	$—	$3,762	$—	$3,762
Operating expenses:
Cost of sales	—	—	—	3,041	—	3,041
Selling, general and administrative	31	—	—	228	—	259
Amortization	—	—	—	24	—	24
Restructuring	—	—	—	46	—	46
Total operating expenses	31	—	—	3,339	—	3,370
Operating (loss) income	(31)	—	—	423	—	392
Interest (expense) income	(6)	(9)	(45)	(17)	44	(33)
Other income (expense), net	—	17	17	15	(44)	5
(Loss) income from continuing operations before income taxes and equity income	(37)	8	(28)	421	—	364
Income tax benefit (expense)	1	—	10	(67)	—	(56)
(Loss) income from continuing operations before equity income	(36)	8	(18)	354	—	308
Equity in net income of affiliates	—	—	—	5	—	5
Equity in net income (loss) of subsidiaries	341	333	47	—	(721)	—
Income from continuing operations	305	341	29	359	(721)	313
Income from discontinued operations, net of tax	—	—	—	12	—	12
Net income (loss)	305	341	29	371	(721)	325
Net income attributable to noncontrolling interest	—	—	—	20	—	20
Net income (loss) attributable to Delphi	$305	$341	$29	$351	$(721)	$305
Statement of Operations Nine Months Ended September 30, 2014

	Parent	Subsidiary Guarantors	Subsidiary Issuer/Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated

	(in millions)
Net sales	$—	$—	$—	$11,721	$—	$11,721
Operating expenses:
Cost of sales	—	—	—	9,467	—	9,467
Selling, general and administrative	66	—	—	702	—	768
Amortization	—	—	—	71	—	71
Restructuring	—	—	—	121	—	121
Total operating expenses	66	—	—	10,361	—	10,427
Operating (loss) income	(66)	—	—	1,360	—	1,294
Interest (expense) income	(15)	(25)	(137)	(53)	129	(101)
Other income (expense), net	—	51	14	55	(129)	(9)
(Loss) income from continuing operations before income taxes and equity income	(81)	26	(123)	1,362	—	1,184
Income tax benefit (expense)	1	—	45	(227)	—	(181)
(Loss) income from continuing operations before equity income	(80)	26	(78)	1,135	—	1,003
Equity in net income of affiliates	—	—	—	15	—	15
Equity in net income (loss) of subsidiaries	1,087	1,061	189	—	(2,337)	—
Income from continuing operations	1,007	1,087	111	1,150	(2,337)	1,018
Income from discontinued operations, net of tax	—	—	—	54	—	54
Net income (loss)	1,007	1,087	111	1,204	(2,337)	1,072
Net income attributable to noncontrolling interest	—	—	—	65	—	65
Net income (loss) attributable to Delphi	$1,007	$1,087	$111	$1,139	$(2,337)	$1,007

Statement of Comprehensive Income Three Months Ended September 30, 2015

	Parent	Subsidiary Guarantors	Subsidiary Issuer/Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated

	(in millions)
Net income (loss)	$404	$471	$78	$488	$(1,023)	$418
Other comprehensive income (loss):
Currency translation adjustments	(5)	—	—	(115)	—	(120)
Net change in unrecognized gain (loss) on derivative instruments, net of tax	—	—	—	(33)	—	(33)
Employee benefit plans adjustment, net of tax	—	—	—	24	—	24
Other comprehensive loss	(5)	—	—	(124)	—	(129)
Equity in other comprehensive income (loss) of subsidiaries	(113)	(185)	(23)	—	321	—
Comprehensive income (loss)	286	286	55	364	(702)	289
Comprehensive income attributable to noncontrolling interests	—	—	—	3	—	3
Comprehensive income (loss) attributable to Delphi	$286	$286	$55	$361	$(702)	$286
Statement of Comprehensive Income Nine Months Ended September 30, 2015

	Parent	Subsidiary Guarantors	Subsidiary Issuer/Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated

	(in millions)
Net income (loss)	$1,258	$1,397	$283	$1,493	$(3,117)	$1,314
Other comprehensive income (loss):
Currency translation adjustments	(27)	—	—	(266)	—	(293)
Net change in unrecognized gain (loss) on derivative instruments, net of tax	—	—	—	(39)	—	(39)
Employee benefit plans adjustment, net of tax	—	—	—	46	—	46
Other comprehensive loss	(27)	—	—	(259)	—	(286)
Equity in other comprehensive income (loss) of subsidiaries	(247)	(413)	(26)	—	686	—
Comprehensive income (loss)	984	984	257	1,234	(2,431)	1,028
Comprehensive income attributable to noncontrolling interests	—	—	—	44	—	44
Comprehensive income (loss) attributable to Delphi	$984	$984	$257	$1,190	$(2,431)	$984

Statement of Comprehensive Income Three Months Ended September 30, 2014

	Parent	Subsidiary Guarantors	Subsidiary Issuer/Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated

	(in millions)
Net income (loss)	$305	$341	$29	$371	$(721)	$325
Other comprehensive income (loss):
Currency translation adjustments	—	—	—	(179)	—	(179)
Net change in unrecognized gain (loss) on derivative instruments, net of tax	—	—	—	(23)	—	(23)
Employee benefit plans adjustment, net of tax	—	—	—	12	—	12
Other comprehensive loss	—	—	—	(190)	—	(190)
Equity in other comprehensive income (loss) of subsidiaries	(187)	(223)	(10)	—	420	—
Comprehensive income (loss)	118	118	19	181	(301)	135
Comprehensive income attributable to noncontrolling interests	—	—	—	17	—	17
Comprehensive income (loss) attributable to Delphi	$118	$118	$19	$164	$(301)	$118
Statement of Comprehensive Income Nine Months Ended September 30, 2014

	Parent	Subsidiary Guarantors	Subsidiary Issuer/Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated

	(in millions)
Net income (loss)	$1,007	$1,087	$111	$1,204	$(2,337)	$1,072
Other comprehensive income (loss):
Currency translation adjustments	—	—	—	(172)	—	(172)
Net change in unrecognized gain (loss) on derivative instruments, net of tax	—	—	—	(16)	—	(16)
Employee benefit plans adjustment, net of tax	—	—	—	14	—	14
Other comprehensive loss	—	—	—	(174)	—	(174)
Equity in other comprehensive income (loss) of subsidiaries	(169)	(249)	(1)	—	419	—
Comprehensive income (loss)	838	838	110	1,030	(1,918)	898
Comprehensive income attributable to noncontrolling interests	—	—	—	60	—	60
Comprehensive income (loss) attributable to Delphi	$838	$838	$110	$970	$(1,918)	$838

Balance Sheet as of September 30, 2015

	Parent	Subsidiary Guarantors	Subsidiary Issuer/Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated

	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$29	$1	$—	$404	$—	$434
Restricted cash	—	—	—	2	—	2
Accounts receivable, net	—	—	—	2,615	—	2,615
Intercompany receivables, current	—	1,079	434	4,232	(5,745)	—
Inventories	—	—	—	1,187	—	1,187
Other current assets	—	—	5	624	—	629
Current assets held for sale	—	—	—	187	—	187
Total current assets	29	1,080	439	9,251	(5,745)	5,054
Long-term assets:
Intercompany receivables, long-term	—	813	992	1,578	(3,383)	—
Property, net	—	—	—	3,010	—	3,010
Investments in affiliates	—	—	—	93	—	93
Investments in subsidiaries	7,128	7,088	3,059	—	(17,275)	—
Intangible assets, net	—	—	—	1,304	—	1,304
Other long-term assets	5	—	29	1,297	—	1,331
Total long-term assets	7,133	7,901	4,080	7,282	(20,658)	5,738
Total assets	$7,162	$8,981	$4,519	$16,533	$(26,403)	$10,792
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$—	$—	$60	$364	$—	$424
Accounts payable	—	—	—	2,327	—	2,327
Intercompany payables, current	4,041	551	898	251	(5,741)	—
Accrued liabilities	21	—	11	1,150	—	1,182
Current liabilities held for sale	—	—	—	95	—	95
Total current liabilities	4,062	551	969	4,187	(5,741)	4,028
Long-term liabilities:
Long-term debt	784	—	1,898	16	—	2,698
Intercompany payables, long-term	—	1,302	1,040	1,042	(3,384)	—
Pension benefit obligations	—	—	—	898	—	898
Other long-term liabilities	—	—	13	381	—	394
Total long-term liabilities	784	1,302	2,951	2,337	(3,384)	3,990
Total liabilities	4,846	1,853	3,920	6,524	(9,125)	8,018
Total Delphi shareholders’ equity	2,316	7,128	599	9,551	(17,278)	2,316
Noncontrolling interest	—	—	—	458	—	458
Total shareholders’ equity	2,316	7,128	599	10,009	(17,278)	2,774
Total liabilities and shareholders’ equity	$7,162	$8,981	$4,519	$16,533	$(26,403)	$10,792

Balance Sheet as of December 31, 2014

	Parent	Subsidiary Guarantors	Subsidiary Issuer/Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated

	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$9	$1	$—	$849	$—	$859
Restricted cash	—	—	—	1	—	1
Accounts receivable, net	—	—	—	2,400	—	2,400
Intercompany receivables, current	88	198	1,397	2,046	(3,729)	—
Inventories	—	—	—	1,013	—	1,013
Other current assets	—	—	—	567	—	567
Current assets held for sale	—	—	—	384	—	384
Total current assets	97	199	1,397	7,260	(3,729)	5,224
Long-term assets:
Intercompany receivables, long-term	—	775	947	1,519	(3,241)	—
Property, net	—	—	—	3,021	—	3,021
Investments in affiliates	—	—	—	98	—	98
Investments in subsidiaries	5,215	6,071	1,644	—	(12,930)	—
Intangible assets, net	—	—	—	1,384	—	1,384
Other long-term assets	—	—	42	466	—	508
Long-term assets held for sale	—	—	—	511	—	511
Total long-term assets	5,215	6,846	2,633	6,999	(16,171)	5,522
Total assets	$5,312	$7,045	$4,030	$14,259	$(19,900)	$10,746
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$—	$—	$—	$34	$—	$34
Accounts payable	2	—	—	2,276	—	2,278
Intercompany payables, current	2,800	536	89	303	(3,728)	—
Accrued liabilities	—	—	29	1,192	—	1,221
Current liabilities held for sale	—	—	—	356	—	356
Total current liabilities	2,802	536	118	4,161	(3,728)	3,889
Long-term liabilities:
Long-term debt	—	—	2,398	19	—	2,417
Intercompany payables, long-term	—	1,294	1,001	947	(3,242)	—
Pension benefit obligations	—	—	—	1,002	—	1,002
Other long-term liabilities	—	—	11	379	—	390
Long-term liabilities held for sale	—	—	—	35	—	35
Total long-term liabilities	—	1,294	3,410	2,382	(3,242)	3,844
Total liabilities	2,802	1,830	3,528	6,543	(6,970)	7,733
Total Delphi shareholders’ equity	2,510	5,215	502	7,213	(12,930)	2,510
Noncontrolling interest	—	—	—	503	—	503
Total shareholders’ equity	2,510	5,215	502	7,716	(12,930)	3,013
Total liabilities and shareholders’ equity	$5,312	$7,045	$4,030	$14,259	$(19,900)	$10,746

Statement of Cash Flows for the Nine Months Ended September 30, 2015

	Parent	Subsidiary Guarantors	Subsidiary Issuer/Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated

	(in millions)
Net cash (used in) provided by operating activities from continuing operations	$(15)	$100	$—	$1,044	$(100)	$1,029
Net cash used in operating activities from discontinued operations	—	—	—	(21)	—	(21)
Net cash (used in) provided by operating activities	(15)	100	—	1,023	(100)	1,008
Cash flows from investing activities:
Capital expenditures	—	—	—	(539)	—	(539)
Proceeds from sale of property / investments	—	—	—	7	—	7
Net proceeds from divestiture of discontinued operations	—	—	—	730	—	730
Proceeds from business divestitures, net of $7 payment in 2015	—	—	—	18	—	18
Cost of business, investment and technology acquisitions, net of cash acquired	—	—	—	(38)	—	(38)
Deposit for acquisition of HellermannTyton	—	—	—	(844)	—	(844)
Increase in restricted cash	—	—	—	(1)	—	(1)
Loans to affiliates	—	(853)	(342)	(1,237)	2,432	—
Repayments of loans from affiliates	—	—	135	—	(135)	—
Investments in subsidiaries	(753)	—	—	—	753	—
Net cash (used in) provided by investing activities from continuing operations	(753)	(853)	(207)	(1,904)	3,050	(667)
Net cash used in investing activities from discontinued operations	—	—	—	(68)	—	(68)
Net cash (used in) provided by investing activities	(753)	(853)	(207)	(1,972)	3,050	(735)
Cash flows from financing activities:
Net proceeds under other short-term debt agreements	—	—	—	399	—	399
Repayment of senior notes	—	—	(546)	—	—	(546)
Proceeds from issuance of senior notes, net of issuance costs	753	—	—	—	—	753
Dividend payments of consolidated affiliates to minority shareholders	—	—	—	(63)	—	(63)
Proceeds from borrowings from affiliates	1,332	—	853	247	(2,432)	—
Payments on borrowings from affiliates	(135)	—	—	—	135	—
Investment from parent	—	753	—	—	(753)	—
Dividends paid to affiliates	—	—	(100)	—	100	—
Repurchase of ordinary shares	(946)	—	—	—	—	(946)
Distribution of cash dividends	(216)	—	—	—	—	(216)
Taxes withheld and paid on employees' restricted share awards	—	—	—	(58)	—	(58)
Net cash provided by (used in) financing activities	788	753	207	525	(2,950)	(677)
Effect of exchange rate fluctuations on cash and cash equivalents	—	—	—	(41)	—	(41)
Increase (decrease) in cash and cash equivalents	20	—	—	(465)	—	(445)
Cash and cash equivalents at beginning of period	9	1	—	894	—	904
Cash and cash equivalents at end of period	$29	$1	$—	$429	$—	$459
Cash and cash equivalents of discontinued operations	$—	$—	$—	$25	$—	$25
Cash and cash equivalents of continuing operations	$29	$1	$—	$404	$—	$434

Statement of Cash Flows for the Nine Months Ended September 30, 2014

	Parent	Subsidiary Guarantors	Subsidiary Issuer/Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated

	(in millions)
Net cash provided by operating activities from continuing operations	$37	$—	$—	$1,178	$—	$1,215
Net cash provided by operating activities from discontinued operations	—	—	—	47	—	47
Net cash provided by operating activities	37	—	—	1,225	—	1,262
Cash flows from investing activities:
Capital expenditures	—	—	—	(601)	—	(601)
Proceeds from sale of property	—	—	—	7	—	7
Decrease in restricted cash	—	—	—	1	—	1
Loans to affiliates	—	—	(745)	(848)	1,593	—
Repayments of loans from affiliates	—	—	55	254	(309)	—
Return of investments in subsidiaries	—	—	270	—	(270)	—
Net cash (used in) provided by investing activities from continuing operations	—	—	(420)	(1,187)	1,014	(593)
Net cash used in investing activities from discontinued operations	—	—	—	(64)	—	(64)
Net cash (used in) provided by investing activities	—	—	(420)	(1,251)	1,014	(657)
Cash flows from financing activities:
Net proceeds under other short-term debt agreements	—	—	—	9	—	9
Repayments under long-term debt agreements	—	—	(164)	—	—	(164)
Repayment of senior notes	—	—	(526)	—	—	(526)
Proceeds from issuance of senior notes, net of issuance costs	—	—	691	—	—	691
Dividend payments of consolidated affiliates to minority shareholders	—	—	—	(61)	—	(61)
Proceeds from borrowings from affiliates	920	144	529	—	(1,593)	—
Payments on borrowings from affiliates	(55)	(144)	(110)	—	309	—
Capital distributions to affiliates	—	—	—	(270)	270	—
Repurchase of ordinary shares	(662)	—	—	—	—	(662)
Distribution of cash dividends	(228)	—	—	—	—	(228)
Taxes withheld and paid on employees' restricted share awards	—	—	—	(8)	—	(8)
Net cash (used in) provided by financing activities	(25)	—	420	(330)	(1,014)	(949)
Effect of exchange rate fluctuations on cash and cash equivalents	—	—	—	(19)	—	(19)
Increase (decrease) in cash and cash equivalents	12	—	—	(375)	—	(363)
Cash and cash equivalents at beginning of period	7	—	—	1,382	—	1,389
Cash and cash equivalents at end of period	$19	$—	$—	$1,007	$—	$1,026
Cash and cash equivalents of discontinued operations	$—	$—	$—	$19	$—	$19
Cash and cash equivalents of continuing operations	$19	$—	$—	$988	$—	$1,007

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
As described in Note 21. Discontinued Operations, the Company's previously reported Thermal Systems segment has been classified as discontinued operations, which required retrospective application to balance sheet, statement of operations and certain cash flow financial information for all periods presented. Discontinued operations also includes the Company's thermal original equipment service business, which was included in the sale of the wholly owned Thermal Systems business, the results of which were previously reported within the Powertrain Systems segment. Certain operations, primarily related to contract manufacturing services, which were previously included within the Thermal Systems reporting segment but which were not included in the scope of the divestiture, are reported in continuing operations and have been reclassified within the Electronics and Safety segment for all periods presented. Amounts for shared general and administrative operating expenses that were allocated to the Thermal Systems business in prior periods have been re-allocated to the Company's reportable operating segments.
Included below are sales and operating data for Delphi’s segments for the three and nine months ended September 30, 2015 and 2014.

	Electrical/ Electronic Architecture	Powertrain Systems	Electronics and Safety	Eliminations and Other (1)	Total

	(in millions)
For the Three Months Ended September 30, 2015:
Net sales	$1,941	$1,057	$675	$(42)	$3,631
Depreciation & amortization	$67	$45	$19	$—	$131
Adjusted operating income	$263	$124	$83	$—	$470
Operating income	$245	$101	$115	$—	$461
Equity income	$5	$—	$—	$—	$5
Net income attributable to noncontrolling interest	$8	$5	$—	$—	$13

	Electrical/ Electronic Architecture	Powertrain Systems	Electronics and Safety	Eliminations and Other (1)	Total

	(in millions)
For the Three Months Ended September 30, 2014:
Net sales	$1,993	$1,117	$704	$(52)	$3,762
Depreciation & amortization	$67	$50	$20	$—	$137
Adjusted operating income	$249	$114	$82	$—	$445
Operating income	$221	$104	$67	$—	$392
Equity income (loss)	$6	$(1)	$—	$—	$5
Net income attributable to noncontrolling interest	$8	$6	$—	$—	$14

	Electrical/ Electronic Architecture	Powertrain Systems	Electronics and Safety	Eliminations and Other (1)	Total

	(in millions)
For the Nine Months Ended September 30, 2015:
Net sales	$6,063	$3,281	$2,070	$(128)	$11,286
Depreciation & amortization	$202	$134	$58	$—	$394
Adjusted operating income	$819	$399	$250	$—	$1,468
Operating income	$765	$357	$266	$—	$1,388
Equity income	$10	$—	$—	$—	$10
Net income attributable to noncontrolling interest	$25	$23	$—	$—	$48

	Electrical/ Electronic Architecture	Powertrain Systems	Electronics and Safety	Eliminations and Other (1)	Total

	(in millions)
For the Nine Months Ended September 30, 2014:
Net sales	$6,269	$3,402	$2,201	$(151)	$11,721
Depreciation & amortization	$197	$149	$60	$—	$406
Adjusted operating income	$812	$365	$251	$—	$1,428
Operating income	$753	$316	$225	$—	$1,294
Equity income (loss)	$16	$(1)	$—	$—	$15
Net income attributable to noncontrolling interest	$25	$24	$—	$—	$49

(1)	Eliminations and Other includes the elimination of inter-segment transactions.

The reconciliation of Adjusted Operating Income to Operating Income includes restructuring, other project and integration costs related to acquisitions and other portfolio transactions, asset impairments and gains (losses) on business divestitures. The reconciliation of Adjusted Operating Income to net income attributable to Delphi for the three and nine months ended September 30, 2015 and 2014 are as follows:

	Electrical/ Electronic Architecture	Powertrain Systems	Electronics and Safety	Eliminations and Other	Total

	(in millions)
For the Three Months Ended September 30, 2015:
Adjusted operating income	$263	$124	$83	$—	$470
Restructuring	(13)	(19)	(4)	—	(36)
Other acquisition and portfolio project costs	(5)	(4)	(3)	—	(12)
Gain (loss) on business divestitures, net	—	—	39	—	39
Operating income	$245	$101	$115	$—	461
Interest expense					(30)
Other income (expense), net					(11)
Income from continuing operations before income taxes and equity income					420
Income tax expense					(61)
Equity income, net of tax					5
Income from continuing operations					364
Income from discontinued operations, net of tax					54
Net income					418
Net income attributable to noncontrolling interest					14
Net income attributable to Delphi					$404

	Electrical/ Electronic Architecture	Powertrain Systems	Electronics and Safety	Eliminations and Other	Total

	(in millions)
For the Three Months Ended September 30, 2014:
Adjusted operating income	$249	$114	$82	$—	$445
Restructuring	(24)	(9)	(13)	—	(46)
Other acquisition and portfolio project costs	(3)	—	—	—	(3)
Asset impairments	(1)	(1)	(2)	—	(4)
Operating income	$221	$104	$67	$—	392
Interest expense					(33)
Other income (expense), net					5
Income from continuing operations before income taxes and equity income					364
Income tax expense					(56)
Equity income, net of tax					5
Income from continuing operations					313
Income from discontinued operations, net of tax					12
Net income					325
Net income attributable to noncontrolling interest					20
Net income attributable to Delphi					$305

	Electrical/ Electronic Architecture	Powertrain Systems	Electronics and Safety	Eliminations and Other	Total

	(in millions)
For the Nine Months Ended September 30, 2015:
Adjusted operating income	$819	$399	$250	$—	$1,468
Restructuring	(22)	(33)	(14)	—	(69)
Other acquisition and portfolio project costs	(15)	(9)	(6)	—	(30)
Asset impairments	(3)	—	(3)	—	(6)
Gain (loss) on business divestitures, net	(14)	—	39	—	25
Operating income	$765	$357	$266	$—	1,388
Interest expense					(92)
Other income (expense), net					(67)
Income from continuing operations before income taxes and equity income					1,229
Income tax expense					(202)
Equity income, net of tax					10
Income from continuing operations					1,037
Income from discontinued operations, net of tax					277
Net income					1,314
Net income attributable to noncontrolling interest					56
Net income attributable to Delphi					$1,258

	Electrical/ Electronic Architecture	Powertrain Systems	Electronics and Safety	Eliminations and Other	Total

	(in millions)
For the Nine Months Ended September 30, 2014:
Adjusted operating income	$812	$365	$251	$—	$1,428
Restructuring	(51)	(48)	(22)	—	(121)
Other acquisition and portfolio project costs	(6)	—	—	—	(6)
Asset impairments	(2)	(1)	(4)	—	(7)
Operating income	$753	$316	$225	$—	1,294
Interest expense					(101)
Other income (expense), net					(9)
Income from continuing operations before income taxes and equity income					1,184
Income tax expense					(181)
Equity income, net of tax					15
Income from continuing operations					1,018
Income from discontinued operations, net of tax					54
Net income					1,072
Net income attributable to noncontrolling interest					65
Net income attributable to Delphi					$1,007

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
On June 30, 2015 the Company closed the sale of its wholly owned Thermal Systems business to MAHLE GmbH ("MAHLE"). The Company received cash proceeds of approximately $670 million and recognized a preliminary gain on the divestiture of $285 million (approximately $0.99 per diluted share), net of tax expense of $56 million and transaction costs of $10 million, within income from discontinued operations. Consideration associated with the divestiture remains subject to further post-closing adjustments, primarily related to working capital. In conjunction with the sale, Delphi and MAHLE also entered into a transition services agreement under which Delphi is providing certain administrative and other services, as well as a supply agreement under which Delphi is supplying certain products, primarily for a period of up to eighteen months following the closing of the transaction. Delphi recorded $4 million to other income (expense), net for the three months ended September 30, 2015 for certain fees earned pursuant to the transition services agreement.
Delphi and MAHLE also entered into a separate letter of intent for the sale of Delphi's 50 percent interest in its Shanghai Delphi Automotive Air Conditioning ("SDAAC") joint venture. During the third quarter of 2015, one of Delphi's joint venture partners, Shanghai Aerospace Automobile Electromechanical Co., Ltd ("SAAE"), notified Delphi that it was exercising its right of first refusal to purchase Delphi's interest, and in October 2015, Delphi and SAAE entered into a definitive agreement for the sale of Delphi's SDAAC interest. The sale is expected to close in the first half of 2016, subject to customary regulatory and other approvals, and the Company expects to receive proceeds of approximately $100 million. The financial results of SDAAC, which are consolidated by Delphi, were historically reported as part of the Thermal Systems segment. Delphi's interest in this joint venture remains classified as held for sale as of September 30, 2015.
Additionally, on September 24, 2015 the Company closed the sale of its 50 percent interest in its Korea Delphi Automotive Systems Corporation ("KDAC") joint venture, which was accounted for under the equity method and was principally reported as part of the Thermal Systems segment, to the joint venture partner. The Company received cash proceeds of $70 million and recognized a gain on the divestiture of $47 million (approximately $0.17 per diluted share), net of tax expense, within income from discontinued operations during the three months ended September 30, 2015. For the nine months ended September 30, 2015, the Company recorded a net loss of $41 million on the KDAC divestiture within income from discontinued operations, which includes the $88 million impairment loss recorded in the first quarter of 2015, as further described below.
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
The Company determined that the assets and liabilities of the Thermal Systems segment met the held for sale criteria in accordance with FASB ASC 205, Presentation of Financial Statements. Accordingly, the held for sale Thermal Systems assets and liabilities were reclassified in the consolidated balance sheet to assets held for sale or liabilities held for sale, respectively, as the sale of such assets and liabilities is expected within one year, and to current or long-term assets and liabilities held for sale, as appropriate, for prior periods. The Company ceased recording depreciation of the held for sale Thermal Systems assets in the first quarter of 2015. As described above, Delphi completed the divestitures of the wholly owned Thermal Systems business on June 30, 2015, and of its 50 percent interest in KDAC on September 24, 2015. The following table summarizes the carrying value of the major classes of assets and liabilities of discontinued operations:

	September 30, 2015	December 31, 2014

	(in millions)
Cash and cash equivalents	$25	$45
Accounts receivable, net	58	228
Inventories, net	21	91
Property, net	72	322
Investments in affiliates	—	130
Intangible assets, net	1	18
Other assets	10	61
Total assets of the discontinued operations classified as held for sale	$187	$895

Accounts payable	$77	$303
Accrued liabilities	12	53
Other liabilities	6	35
Total liabilities of the discontinued operations classified as held for sale	$95	$391
As of September 30, 2015 and December 31, 2014, there was $106 million and $118 million, respectively, of Noncontrolling interest attributable to the Company's partner in the SDAAC joint venture.
Assets and liabilities classified as held for sale were required to be recorded at the lower of carrying value or fair value less costs to sell. Accordingly, an after-tax impairment loss of $88 million (approximately $0.30 per diluted share) was recorded in income from discontinued operations in the first quarter of 2015 based on the evaluation of the fair value of the Company's interest in KDAC as of March 31, 2015 in relation to its carrying value. As of March 31, 2015, the fair value of this interest was estimated to be approximately $32 million, which was determined primarily based on negotiations with a third party and on a non-binding offer from that potential buyer at the time. As described above, during the third quarter of 2015, the Company completed the sale of its interest in KDAC for net cash proceeds of $70 million. The Company's interest in KDAC is reported within investments in affiliates in the above table as of December 31, 2014.
The estimated fair value less costs to sell of the held for sale businesses exceeded their carrying value as of September 30, 2015, and therefore no adjustment to these long-lived assets was necessary. The divestiture of the businesses held for sale could result in a gain or loss on sale to the extent the ultimate selling price differs from the current carrying value of the net assets recorded.

A reconciliation of the major classes of line items constituting pre-tax profit or loss of discontinued operations to income from discontinued operations, net of tax as presented in the consolidated statements of operations is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

	(in millions)
Net sales	$66	$382	$821	$1,150
Cost of sales	60	347	748	1,040
Selling, general and administrative	3	11	25	35
Amortization	—	1	1	5
Restructuring	—	1	2	3
Other income and (expense) items that are not major, net	—	—	—	1
Income from discontinued operations before income taxes and equity income	3	22	45	68
Income tax benefit (expense) on discontinued operations	5	(7)	(11)	(19)
Equity (loss) income from discontinued operations, net of tax	(1)	(3)	(1)	5
Gain on divestiture of discontinued operations, net of tax	47	—	332	—
Impairment loss	—	—	(88)	—
Income from discontinued operations, net of tax	54	12	277	54
Income from discontinued operations attributable to noncontrolling interests	1	6	8	16
Net income from discontinued operations attributable to Delphi	$53	$6	$269	$38
Income from discontinued operations before income taxes attributable to Delphi was $48 million and $13 million for the three months ended September 30, 2015 and 2014, respectively. Income from discontinued operations before income taxes attributable to Delphi was $279 million and $55 million for the nine months ended September 30, 2015 and 2014, respectively, which includes $1 million and $2 million, respectively, of income tax expense attributable to noncontrolling interests.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following management’s discussion and analysis of financial condition and results of operations (“MD&A”) is intended to help you understand the business operations and financial condition of the Company for the three and nine months ended September 30, 2015. This discussion should be read in conjunction with Item 1. Financial Statements. Our MD&A is presented in eight sections:

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
As described in Note 21. Discontinued Operations, in the second quarter of 2015 we completed the sale of the Company's wholly owned Thermal Systems business to MAHLE GmbH ("MAHLE") for net cash proceeds of approximately $660 million, and recognized a preliminary after-tax gain on the sale of $285 million, subject to post-closing adjustments. During the third quarter of 2015 we completed the sale of our interest in the Korea Delphi Automotive Systems Corporation ("KDAC") joint venture to a separate buyer for net cash proceeds of $70 million, and recognized an after-tax gain on the divestiture of $47 million during the three months ended September 30, 2015. For the nine months ended September 30, 2015, the divestiture of KDAC resulted in a net loss of $41 million within income from discontinued operations, which includes the $88 million impairment loss recorded in the first quarter of 2015. We have also entered into a separate agreement for the sale of our interest in our Shanghai Delphi Automotive Air Conditioning ("SDAAC") joint venture. These joint ventures were previously reported within the Thermal Systems segment. The divestiture of the Thermal Systems business positions us with a strategically focused product portfolio in high-growth spaces to meet consumer preferences for products that address the industry mega-trends of Safe, Green and Connected. Proceeds from the sale will be used to fund future growth initiatives, including acquisitions, as well as share repurchases. As the disposal of the Thermal Systems business represents a strategic shift that will have a major effect on the Company's operations and financial results, the assets and liabilities, operating results, and operating and investing cash flows for the previously reported Thermal Systems segment are presented as discontinued operations separate from the Company’s continuing operations for all periods presented. This Management’s Discussion and Analysis reflects the results of continuing operations, unless otherwise noted. Historical employment, property and product information includes amounts attributable to both continuing and discontinued operations, unless otherwise noted.
Our total net sales during the three and nine months ended September 30, 2015 were $3.6 billion and $11.3 billion, a decrease of 3% and 4% compared to the same periods of 2014, respectively. The decrease in our total net sales is primarily attributable to unfavorable foreign currency impacts, most notably the Euro. Largely offsetting these impacts were continued increased volumes in the North America, Europe and Asia Pacific regions. Partially offsetting these increased volumes were reduced sales in our smallest region, South America, due to continuing economic weakness, resulting in continued reductions in OEM production schedules in the region. Our overall lean cost structure, along with above-market sales growth in North America and the Asia Pacific region enabled us to improve gross margins in the three and nine months ended September 30, 2015, compared to the same prior year periods.

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
Trends, Uncertainties and Opportunities
Rate of economic recovery. Our business is directly related to automotive sales and automotive vehicle production by our customers. Automotive sales depend on a number of factors, including global and regional economic conditions. Although global automotive vehicle production increased 2% from 2013 to 2014 and is expected to increase by an additional 1% in 2015, the economic recovery has remained uneven from a regional perspective. While the North American economy has continued to strengthen in 2015, resulting in increased vehicle production in this region, economic uncertainties have continued to persist in South America and certain European economies, resulting in lower consumer demand for vehicles in those markets as compared to North America. Vehicle production is expected to decrease by 20% in South America in 2015, which follows a 17% decrease in that region in 2014. Additionally, there has been a recent moderation in the level of economic growth in China, resulting in an 8% reduction to vehicle production in the third quarter of 2015 as compared to the third quarter of 2014. Given the current moderation in economic growth in the region, it is possible that vehicle production in China may not recover significantly during the remainder of 2015.
Economic uncertainties in the Asia Pacific region, continued weakness in South America, or weakness in Europe or North America could result in a significant reduction in automotive sales and production by our customers, which would have an adverse effect on our business, results of operations and financial condition. Specifically, our business in China remains sensitive to economic and market conditions that drive automotive sales volumes in China, and may be impacted if reductions in vehicle demand in China persist.
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
Emerging markets growth. Despite the recent moderation in the level of economic growth in China, rising income levels in China and other emerging markets have resulted and are expected to result in stronger growth rates in these markets over the long term. Our strong global presence and presence in these markets have positioned us to experience above-market growth rates over the long term. We continue to expand our established presence in emerging markets, positioning us to benefit from the expected growth opportunities in these regions. We are capitalizing on our long-standing relationships with the global OEMs and further enhancing our positions with the emerging market OEMs to continue expanding our worldwide leadership. We continue to build upon our extensive geographic reach to capitalize on fast-growing automotive markets. We believe that our presence in low cost countries positions us to realize incremental margin improvements as the global balance of automotive production shifts towards the emerging markets.
We have a strong presence in China, where we have operated for over 20 years. All of our business segments have operations and sales in China. As a result, we have well-established relationships with all of the major OEMs in China. We have expanded the number of our 33 offered products locally manufactured in China to 25 in 2014. Our business in China remains sensitive to economic and market conditions that drive automotive sales volumes in China, and may be impacted if reductions in vehicle demand in China persist. However, we believe we have the opportunity to expand additional product lines into China in the future, as well as continue to grow our existing localized product lines, and as a result we see further growth potential in this market.
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
We are focused on maintaining a low fixed cost structure that provides us flexibility to remain profitable despite decreases in industry volumes and at all points of the traditional vehicle industry production cycle. We believe that our lean cost structure will allow us to remain profitable at all points of the traditional vehicle industry production cycle. As a result, approximately 95% of our hourly workforce is located in low cost countries. Furthermore, we have substantial operational flexibility by leveraging a large workforce of temporary workers, which represented approximately 23% of the hourly workforce as of September 30, 2015. However, we will continue to adjust our cost structure and optimize our manufacturing footprint in response to changes in the global and regional automotive markets, as evidenced by our on-going restructuring programs focused on aligning our manufacturing capacity with the current automotive production levels in Europe and South America and the continued rotation of our manufacturing footprint to low cost locations within these regions. As we continue to operate in a cyclical industry that is impacted by movements in the global and regional economies, we continually evaluate opportunities to further refine our cost structure.
We have a strong balance sheet with gross debt of approximately $3.1 billion and substantial liquidity of approximately $1.9 billion of cash and cash equivalents and available financing under our Revolving Credit Facility (as defined below in Liquidity and Capital Resources) as of September 30, 2015, and no significant U.S. defined benefit or workforce postretirement health care benefits and employer-paid postretirement basic life insurance benefits (“OPEB”) liabilities. We intend to maintain strong financial discipline targeting industry-leading earnings growth, cash flow generation and return on invested capital and to maintain sufficient liquidity to sustain our financial flexibility throughout the industry cycle.
OEM product recalls. There was a significant increase in the number of vehicles recalled globally by OEMs in 2014. In the U.S., a record number of vehicle recalls were initiated in 2014. These recalls can either be initiated by the OEMs or influenced by regulatory agencies. Although there are differing rules and regulations across countries governing recalls for safety issues, the overall transition towards global vehicle platforms may also contribute to increased recalls outside of the U.S., as automotive components are increasingly standardized across regions. Given the sensitivity to safety issues in the automotive industry, including increased focus from regulators and consumers, we anticipate the number of automotive recalls may remain above historical levels in the near future. Additionally, in the third quarter of 2015, our second-largest customer, Volkswagen Group (“VW”), initiated a process to recall certain diesel vehicles that were found to violate vehicle emissions standards. Although we supplied engine controllers for a limited number of affected vehicles manufactured and sold outside of North America, we do not currently expect any adverse impacts directly resulting from this matter. However, we are dependent on the continued growth, viability and financial stability of our customers. Although we engage in extensive product quality programs and processes and have not experienced any significant impacts to date as a result of the recalls that have been initiated, it is possible that we may be adversely affected in the future if the pace of these recalls continues or if the vehicle sales or market shares of our significant customers are impacted.
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
Industry consolidation. Consolidation among worldwide suppliers is expected to continue as suppliers seek to achieve operating synergies and value stream efficiencies, acquire complementary technologies, and build stronger customer relationships as OEMs continue to expand globally. We believe companies with strong balance sheets and financial discipline are in the best position to take advantage of the industry consolidation trend. As further described below, we have made a recommended cash offer to acquire HellermannTyton Group PLC ("HellermannTyton"), a leading global manufacturer of high-performance and innovative cable management solutions, which will expand our product portfolio within the connected vehicle solutions market and will help capitalize on the connected car megatrend.
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

Three and Nine Months Ended September 30, 2015 versus Three and Nine Months Ended September 30, 2014
The results of operations for the three and nine months ended September 30, 2015 and 2014 were as follows:

	Three Months Ended September 30,					Nine Months Ended September 30,
	2015		2014		Favorable/(unfavorable)	2015		2014		Favorable/(unfavorable)

	(dollars in millions)
Net sales	$3,631		$3,762		$(131)	$11,286		$11,721		$(435)
Cost of sales	2,862		3,041		179	8,994		9,467		473
Gross margin	769	21.2%	721	19.2%	48	2,292	20.3%	2,254	19.2%	38
Selling, general and administrative	249		259		10	765		768		3
Amortization	23		24		1	70		71		1
Restructuring	36		46		10	69		121		52
Operating income	461		392		69	1,388		1,294		94
Interest expense	(30)		(33)		3	(92)		(101)		9
Other (expense) income, net	(11)		5		(16)	(67)		(9)		(58)
Income from continuing operations before income taxes and equity income	420		364		56	1,229		1,184		45
Income tax expense	(61)		(56)		(5)	(202)		(181)		(21)
Income from continuing operations before equity income	359		308		51	1,027		1,003		24
Equity income, net of tax	5		5		—	10		15		(5)
Income from continuing operations	364		313		51	1,037		1,018		19
Income from discontinued operations, net of tax	54		12		42	277		54		223
Net income	418		325		93	1,314		1,072		242
Net income attributable to noncontrolling interest	14		20		(6)	56		65		(9)
Net income attributable to Delphi	$404		$305		$99	$1,258		$1,007		$251

Total Net Sales
Below is a summary of our total net sales for the three months ended September 30, 2015 versus September 30, 2014.

	Three Months Ended September 30,			Variance Due To:
	2015	2014	Favorable/(unfavorable)	Volume, net of contractual price reductions	FX	Commodity pass-through	Other	Total

	(in millions)			(in millions)
Total net sales	$3,631	$3,762	$(131)	$170	$(292)	$(25)	$16	$(131)
Total net sales for the three months ended September 30, 2015 decreased 3% compared to the three months ended September 30, 2014. We experienced volume growth of 7% for the period as a result of increased sales in North America and Asia Pacific, which was offset by decreases due to unfavorable currency impacts, primarily related to the Euro, and contractual price reductions. Net sales also increased by a net $16 million as a result of the impact of our acquisitions of Antaya and Unwired in the fourth quarter of 2014 and the divestiture of our Reception Systems business in the third quarter of 2015, reflected in Other above.
Below is a summary of our total net sales for the nine months ended September 30, 2015 versus September 30, 2014.

	Nine Months Ended September 30,			Variance Due To:
	2015	2014	Favorable/(unfavorable)	Volume, net of contractual price reductions	FX	Commodity pass-through	Other	Total

	(in millions)			(in millions)
Total net sales	$11,286	$11,721	$(435)	$505	$(915)	$(94)	$69	$(435)
Total net sales for the nine months ended September 30, 2015 decreased 4% compared to the nine months ended September 30, 2014. We experienced volume growth of 6% for the period as a result of increased sales in North America and Asia Pacific, which was offset by decreases due to unfavorable currency impacts, primarily related to the Euro, and contractual price reductions. Net sales also increased by a net $69 million as a result of our acquisitions of Antaya and Unwired in the fourth quarter of 2014 and the divestiture of our Reception Systems business in the third quarter of 2015, reflected in Other above.

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
Cost of sales decreased $179 million for the three months ended September 30, 2015 compared to the three months ended September 30, 2014, as summarized below. The Company's material cost of sales was approximately 50% of net sales in both the three months ended September 30, 2015 and September 30, 2014.

	Three Months Ended September 30,			Variance Due To:
	2015	2014	Favorable/(unfavorable)	Volume (a)	FX	Operational performance	Other	Total

	(dollars in millions)			(in millions)
Cost of sales	$2,862	$3,041	$179	$(209)	$238	$93	$57	$179
Gross margin	$769	$721	$48	$(39)	$(54)	$93	$48	$48
Percentage of net sales	21.2%	19.2%

(a)	Presented net of contractual price reductions for gross margin variance.
The decrease in cost of sales reflects improved operational performance and the impacts from currency exchange, partially offset by increased volumes before contractual price reductions for the three month period. The decrease in cost of sales is also attributable to the following items in Other above:

•	A decrease of $25 million in commodity costs;

•	The $39 million gain on the divestiture of the Reception Systems business, as further described in Note 17. Acquisitions and Divestitures; partially offset by

•	Net increased costs of $5 million resulting from the operations of the businesses acquired and divested, as further described in Note 17. Acquisitions and Divestitures.
Cost of sales decreased $473 million for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014, as summarized below. The Company's material cost of sales was approximately 50% of net sales in both the nine months ended September 30, 2015 and September 30, 2014.

	Nine Months Ended September 30,			Variance Due To:
	2015	2014	Favorable/(unfavorable)	Volume (a)	FX	Operational performance	Other	Total

	(dollars in millions)			(in millions)
Cost of sales	$8,994	$9,467	$473	$(581)	$729	$269	$56	$473
Gross margin	$2,292	$2,254	$38	$(74)	$(186)	$269	$29	$38
Percentage of net sales	20.3%	19.2%

(a)	Presented net of contractual price reductions for gross margin variance.

The decrease in cost of sales reflects improved operational performance and the impacts from currency exchange, partially offset by increased volumes before contractual price reductions for the nine month period. The decrease in cost of sales is also attributable to the following items in Other above:

•	A decrease of $94 million in commodity costs;

•	Approximately $12 million of decreased depreciation and amortization;

•	The $39 million gain on the divestiture of the Reception Systems business, as further described in Note 17. Acquisitions and Divestitures; partially offset by

•	Net increased costs of $40 million resulting from the operations of the businesses acquired and divested, as further described in Note 17. Acquisitions and Divestitures;

•	An increase of $19 million in warranty costs; and

•	The $14 million loss on the divestiture of the Argentina Electrical Wiring Business, as further described in Note 17. Acquisitions and Divestitures.

Selling, General and Administrative Expense

	Three Months Ended September 30,
	2015	2014	Favorable/ (unfavorable)

	(dollars in millions)
Selling, general and administrative expense	$249	$259	$10
Percentage of net sales	6.9%	6.9%

	Nine Months Ended September 30,
	2015	2014	Favorable/ (unfavorable)

	(dollars in millions)
Selling, general and administrative expense	$765	$768	$3
Percentage of net sales	6.8%	6.6%
Selling, general and administrative expense (“SG&A”) includes administrative expenses, information technology costs and incentive compensation related costs, and decreased for the three and nine months ended September 30, 2015 compared to 2014. The slight increase as a percentage of sales for the nine months ended September 30, 2015 compared to 2014 is primarily due to an increase in accruals for information technology and costs incurred for portfolio projects, partially offset by lower incentive compensation accruals in the third quarter of 2015 as compared to the prior period.

Amortization

	Three Months Ended September 30,
	2015	2014	Favorable/ (unfavorable)

	(in millions)
Amortization	$23	$24	$1

	Nine Months Ended September 30,
	2015	2014	Favorable/ (unfavorable)

	(in millions)
Amortization	$70	$71	$1
Amortization expense reflects the non-cash charge related to definite-lived intangible assets. The consistency in amortization during the three and nine months ended September 30, 2015 compared to 2014 reflects the continued amortization of our definite-lived intangible assets, which resulted primarily from our business acquisitions, over their estimated useful lives.

Restructuring

	Three Months Ended September 30,
	2015	2014	Favorable/ (unfavorable)

	(dollars in millions)
Restructuring	$36	$46	$10
Percentage of net sales	1.0%	1.2%

	Nine Months Ended September 30,
	2015	2014	Favorable/ (unfavorable)

	(dollars in millions)
Restructuring	$69	$121	$52
Percentage of net sales	0.6%	1.0%
The decrease in restructuring expense during the three and nine months ended September 30, 2015 as compared to the three and nine months ended September 30, 2014 is primarily attributable to the completion of various restructuring actions in 2014, primarily in Europe, which were approved and implemented beginning in the fourth quarter of 2012 and in 2013. These charges included the recognition of approximately $32 million of employee-related and other costs during the nine months ended September 30, 2014 related to the initiation of a workforce reduction at a European manufacturing site within the Powertrain Systems segment.
Restructuring expenses incurred in the three and nine months ended September 30, 2015 were primarily related to on-going restructuring programs, which include workforce reductions as well as plant closures, which are focused on aligning our manufacturing capacity with the current automotive production levels in Europe and South America and the continued rotation of our manufacturing footprint to low cost locations within these regions.
We expect to continue to incur additional restructuring expense in 2015 related primarily to our on-going restructuring actions in Europe and South America. As we continue to operate in a cyclical industry that is impacted by movements in the global and regional economies, we continually evaluate opportunities to further adjust our cost structure and optimize our manufacturing footprint.
Refer to Note 7. Restructuring to the consolidated financial statements for additional information.

Interest Expense

	Three Months Ended September 30,
	2015	2014	Favorable/ (unfavorable)

	(in millions)
Interest expense	$30	$33	$3

	Nine Months Ended September 30,
	2015	2014	Favorable/ (unfavorable)

	(in millions)
Interest expense	$92	$101	$9
The decrease in interest expense for both the three and nine months ended September 30, 2015 compared to the prior year periods reflects the redemption of the 6.125% Senior Notes, partially offset by the issuance of €700 million of 1.50% 2015 Euro-denominated Senior Notes, in the first quarter of 2015.
Refer to Note 8. Debt to the consolidated financial statements for additional information.

Other Income (Expense), Net

	Three Months Ended September 30,
	2015	2014	Favorable/ (unfavorable)

	(in millions)
Other (expense) income, net	$(11)	$5	$(16)

	Nine Months Ended September 30,
	2015	2014	Favorable/ (unfavorable)

	(in millions)
Other expense, net	$(67)	$(9)	$(58)
As further discussed in Note 14. Derivatives and Hedging Activities, during the three and nine months ended September 30, 2015, the Company recorded a loss of $11 million on option contracts entered into in order to hedge portions of the currency risk associated with the cash payment for the proposed acquisition of HellermannTyton. The decrease in other income (expense), net for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014 is also the result of Delphi redeeming the 6.125% Senior Notes during the nine months ended September 30, 2015, resulting in a loss on extinguishment of debt of $52 million.
During the nine months ended September 30, 2014, Delphi repayed a portion of the Tranche A Term Loan and redeemed the 5.875% Senior Notes, resulting in a loss on extinguishment of debt of $34 million. Partially offsetting this expense, during the nine months ended September 30, 2014 Delphi reached a final settlement with its insurance carrier related to a business interruption insurance claim and received proceeds from the settlement of approximately $14 million, net of related costs and expenses.
Refer to Note 16. Other income, net and Note 8. Debt to the consolidated financial statements included herein for additional information.

Income Taxes

	Three Months Ended September 30,
	2015	2014	Favorable/ (unfavorable)

	(in millions)
Income tax expense	$61	$56	$(5)

	Nine Months Ended September 30,
	2015	2014	Favorable/ (unfavorable)

	(in millions)
Income tax expense	$202	$181	$(21)
The Company’s effective tax rate was impacted by unfavorable geographic income mix in 2015 as compared to 2014, primarily due to changes in the underlying operations of the business. The Company’s effective tax rate was also impacted by the tax expense (benefit) associated with unusual or infrequent items for the respective interim period as illustrated in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

	(in millions)
Tax credits (1)	$(5)	$—	$(5)	$(2)
Withholding taxes	(1)	—	(2)	(1)
Other change in tax reserves (2)	(1)	—	3	(6)
Other adjustments (3)	3	(7)	4	(12)
Income tax (benefit) expense associated with unusual or infrequent items	$(4)	$(7)	$—	$(21)

(1)	For the three and nine months ended September 30, 2015 and nine months ended September 30, 2014, the tax benefit primarily relates to provision to return adjustments.

(2)	For the nine months ended September 30, 2015 and September 30, 2014, the tax expense and benefit, respectively, primarily relate to adjustments in tax reserves which were individually insignificant.

(3)
For the three and nine months ended September 30, 2015 and September 30, 2014, the tax expense and benefit, respectively, primarily relate to provision to return adjustments and other items which were individually insignificant.

Equity Income

	Three Months Ended September 30,
	2015	2014	Favorable/ (unfavorable)

	(in millions)
Equity income, net of tax	$5	$5	$—

	Nine Months Ended September 30,
	2015	2014	Favorable/ (unfavorable)

	(in millions)
Equity income, net of tax	$10	$15	$(5)
Equity income, net of tax reflects Delphi’s interest in the results of ongoing operations of entities accounted for as equity-method investments. Equity income decreased for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014, which is attributable to declines in performance at certain of our joint ventures as compared to the prior period.

Income from Discontinued Operations

	Three Months Ended September 30,
	2015	2014	Favorable/ (unfavorable)

	(in millions)
Income from discontinued operations, net of tax	$54	$12	$42

	Nine Months Ended September 30,
	2015	2014	Favorable/ (unfavorable)

	(in millions)
Income from discontinued operations, net of tax	$277	$54	$223
Income from discontinued operations, net of tax reflects the results of the Company's previously reported Thermal Systems segment, which have been reclassified to discontinued operations as a result of the sale of this business. Income from discontinued operations, net of tax increased during the three and nine months ended September 30, 2015 as compared to the three and nine months ended September 30, 2014 primarily due to the recognition of a gain of $47 million during the three months ended September 30, 2015 from the sale of the Company's interest in its KDAC joint venture, and due to the gain of $285 million recognized from the sale of the Company's wholly owned Thermal Systems business in the second quarter of 2015. These gains were partially offset by an after-tax impairment loss of $88 million recorded in income from discontinued operations in the first quarter of 2015, which resulted from the evaluation and estimate of the fair value of the Company's interest in KDAC in relation to its carrying value at that time.
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
As described in Note 21. Discontinued Operations, the Company's previously reported Thermal Systems segment has been classified as discontinued operations, which required retrospective application to balance sheet, statement of operations and certain cash flow financial information for all periods presented. Discontinued operations also includes the Company's thermal original equipment service business, which was included in the sale of the wholly owned Thermal Systems business, the results of which were previously reported within the Powertrain Systems segment. Certain operations, primarily related to contract manufacturing services, which were previously included within the Thermal Systems reporting segment but which were not included in the scope of the divestiture are reported in continuing operations, and have been reclassified within the Electronics and Safety segment for all periods presented. Amounts for shared general and administrative operating expenses that were allocated to the Thermal Systems business in prior periods have been re-allocated to the Company's reportable operating segments.
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
The reconciliation of Adjusted Operating Income to Operating Income includes restructuring, other project and integration costs related to acquisitions and other portfolio transactions, asset impairments and gains (losses) on business divestitures. The reconciliations of Adjusted Operating Income to net income attributable to Delphi for the three and nine months ended September 30, 2015 and 2014 are as follows:

	Electrical/ Electronic Architecture	Powertrain Systems	Electronics and Safety	Eliminations and Other	Total

	(in millions)
For the Three Months Ended September 30, 2015:
Adjusted operating income	$263	$124	$83	$—	$470
Restructuring	(13)	(19)	(4)	—	(36)
Other acquisition and portfolio project costs	(5)	(4)	(3)	—	(12)
Gain (loss) on business divestitures, net	—	—	39	—	39
Operating income	$245	$101	$115	$—	461
Interest expense					(30)
Other income (expense), net					(11)
Income from continuing operations before income taxes and equity income					420
Income tax expense					(61)
Equity income, net of tax					5
Income from continuing operations					364
Income from discontinued operations, net of tax					54
Net income					418
Net income attributable to noncontrolling interest					14
Net income attributable to Delphi					$404

	Electrical/ Electronic Architecture	Powertrain Systems	Electronics and Safety	Eliminations and Other	Total

	(in millions)
For the Three Months Ended September 30, 2014:
Adjusted operating income	$249	$114	$82	$—	$445
Restructuring	(24)	(9)	(13)	—	(46)
Other acquisition and portfolio project costs	(3)	—	—	—	(3)
Asset impairments	(1)	(1)	(2)	—	(4)
Operating income	$221	$104	$67	$—	392
Interest expense					(33)
Other income (expense), net					5
Income from continuing operations before income taxes and equity income					364
Income tax expense					(56)
Equity income, net of tax					5
Income from continuing operations					313
Income from discontinued operations, net of tax					12
Net income					325
Net income attributable to noncontrolling interest					20
Net income attributable to Delphi					$305

	Electrical/ Electronic Architecture	Powertrain Systems	Electronics and Safety	Eliminations and Other	Total

	(in millions)
For the Nine Months Ended September 30, 2015:
Adjusted operating income	$819	$399	$250	$—	$1,468
Restructuring	(22)	(33)	(14)	—	(69)
Other acquisition and portfolio project costs	(15)	(9)	(6)	—	(30)
Asset impairments	(3)	—	(3)	—	(6)
Gain (loss) on business divestitures, net	(14)	—	39	—	25
Operating income	$765	$357	$266	$—	1,388
Interest expense					(92)
Other income (expense), net					(67)
Income from continuing operations before income taxes and equity income					1,229
Income tax expense					(202)
Equity income, net of tax					10
Income from continuing operations					1,037
Income from discontinued operations, net of tax					277
Net income					1,314
Net income attributable to noncontrolling interest					56
Net income attributable to Delphi					$1,258

	Electrical/ Electronic Architecture	Powertrain Systems	Electronics and Safety	Eliminations and Other	Total

	(in millions)
For the Nine Months Ended September 30, 2014:
Adjusted operating income	$812	$365	$251	$—	$1,428
Restructuring	(51)	(48)	(22)	—	(121)
Other acquisition and portfolio project costs	(6)	—	—	—	(6)
Asset impairments	(2)	(1)	(4)	—	(7)
Operating income	$753	$316	$225	$—	1,294
Interest expense					(101)
Other income (expense), net					(9)
Income from continuing operations before income taxes and equity income					1,184
Income tax expense					(181)
Equity income, net of tax					15
Income from continuing operations					1,018
Income from discontinued operations, net of tax					54
Net income					1,072
Net income attributable to noncontrolling interest					65
Net income attributable to Delphi					$1,007

Net sales, gross margin as a percentage of net sales and Adjusted Operating Income by segment for the three and nine months ended September 30, 2015 and 2014 are as follows:

Net Sales by Segment

	Three Months Ended September 30,			Variance Due To:
	2015	2014	Favorable/ (unfavorable)	Volume, net of contractual price reductions	FX	Commodity pass-through	Other	Total

	(in millions)			(in millions)
Electrical/Electronic Architecture	$1,941	$1,993	$(52)	$84	$(145)	$(25)	$34	$(52)
Powertrain Systems	1,057	1,117	(60)	44	(104)	—	—	(60)
Electronics and Safety	675	704	(29)	35	(46)	—	(18)	(29)
Eliminations and Other	(42)	(52)	10	7	3	—	—	10
Total	$3,631	$3,762	$(131)	$170	$(292)	$(25)	$16	$(131)

	Nine Months Ended September 30,			Variance Due To:
	2015	2014	Favorable/ (unfavorable)	Volume, net of contractual price reductions	FX	Commodity pass-through	Other	Total

	(in millions)			(in millions)
Electrical/Electronic Architecture	$6,063	$6,269	$(206)	$238	$(437)	$(94)	$87	$(206)
Powertrain Systems	3,281	3,402	(121)	210	(331)	—	—	(121)
Electronics and Safety	2,070	2,201	(131)	50	(163)	—	(18)	(131)
Eliminations and Other	(128)	(151)	23	7	16	—	—	23
Total	$11,286	$11,721	$(435)	$505	$(915)	$(94)	$69	$(435)

Gross Margin Percentage by Segment

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Electrical/Electronic Architecture	20.3%	19.2%	20.0%	19.2%
Powertrain Systems	19.6%	18.4%	19.8%	19.0%
Electronics and Safety (1)	24.9%	18.9%	20.8%	18.4%
Eliminations and Other	—%	—%	—%	—%
Total	21.2%	19.2%	20.3%	19.2%

(1)
The three and nine months ended September 30, 2015 include the $39 million pre-tax gain on the divestiture of the Company's Reception Systems business, as further described in Note 17. Acquisitions and Divestitures.

Adjusted Operating Income by Segment

	Three Months Ended September 30,			Variance Due To:
	2015	2014	Favorable/ (unfavorable)	Volume, net of contractual price reductions	Operational performance	Other	Total

	(in millions)			(in millions)
Electrical/Electronic Architecture	$263	$249	$14	$(8)	$30	$(8)	$14
Powertrain Systems	124	114	10	(14)	33	(9)	10
Electronics and Safety	83	82	1	(18)	26	(7)	1
Eliminations and Other	—	—	—	—	—	—	—
Total	$470	$445	$25	$(40)	$89	$(24)	$25
As noted in the table above, Adjusted Operating Income for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014 was impacted by volume and contractual price reductions including product mix, and operational performance improvements, as well as the following item included in Other in the table above:

•	$33 million of unfavorable foreign currency impacts, primarily related to the Euro; partially offset by

•	$6 million of decreased depreciation and amortization.

	Nine Months Ended September 30,			Variance Due To:
	2015	2014	Favorable/ (unfavorable)	Volume, net of contractual price reductions	Operational performance	Other	Total

	(in millions)			(in millions)
Electrical/Electronic Architecture	$819	$812	$7	$(18)	$114	$(89)	$7
Powertrain Systems	399	365	34	(11)	74	(29)	34
Electronics and Safety	250	251	(1)	(46)	75	(30)	(1)
Eliminations and Other	—	—	—	—	—	—	—
Total	$1,468	$1,428	$40	$(75)	$263	$(148)	$40
As noted in the table above, Adjusted Operating Income for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014 was impacted by volume and contractual price reductions including product mix, and operational performance improvements, as well as the following items included in Other in the table above:

•	$127 million of unfavorable foreign currency impacts, primarily related to the Euro;

•	An increase of $19 million in warranty costs; partially offset by

•	$12 million of decreased depreciation and amortization.
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
As of September 30, 2015, we had cash and cash equivalents of $0.4 billion and net debt (defined as outstanding debt less cash and cash equivalents) of $2.7 billion. We also have access to additional liquidity pursuant to the terms of the $1.5 billion Revolving Credit Facility, the €400 million European accounts receivable factoring facility, and the £550 million Senior Bridge Credit Agreement described below. We expect existing cash, available liquidity and cash flows from operations to continue to be sufficient to fund our global operating activities, including restructuring payments, any mandatory payments required under the Credit Agreement as described below, dividends on ordinary shares, capital expenditures and the offer to acquire HellermannTyton as described below. We also continue to expect to be able to move funds between different countries to manage our global liquidity needs without material adverse tax implications, subject to current monetary policies and to the terms of the Credit Agreement. While a substantial portion of our operating income is generated by our non-U.S. subsidiaries, we utilize a combination of strategies, including dividends, cash pooling arrangements, intercompany loan repayments and other distributions and advances to provide the funds necessary to meet our global liquidity needs. If additional non-U.S. cash was needed for our U.S. operations, we would be required to accrue and pay U.S. taxes to repatriate such funds; however, based on our current liquidity needs and repatriation strategies, we do not anticipate a need to repatriate such additional amounts. Additionally, the Company is a U.K. resident taxpayer and as such is not generally subject to U.K. tax on remitted foreign earnings. As a result, we do not anticipate foreign earnings would be subject to a 35% tax rate upon repatriation to the U.K., as is the case when U.S. based companies repatriate earnings to the U.S.
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
A summary of the ordinary shares repurchased during the three and nine months ended September 30, 2015 and 2014 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Total number of shares repurchased	5,292,240	4,360,097	12,174,805	10,004,486
Average price paid per share	$76.83	$68.00	$78.79	$67.37
Total (in millions)	$406	$297	$959	$674
As of September 30, 2015, approximately $707 million of share repurchases remained available under the January 2015 share repurchase program. During the period from October 1, 2015 to October 28, 2015, the Company repurchased an additional $50 million worth of shares pursuant to a trading plan with set trading instructions established by the Company. As a result, approximately $657 million of share repurchases remain available under the January 2015 share repurchase program. All repurchased shares were retired.
Dividends to Holders of Ordinary Shares
On February 26, 2013, the Board of Directors approved the initiation of dividend payments on the Company's ordinary shares. In January 2014, the Board of Directors increased the annual dividend rate from $0.68 to $1.00 per ordinary share. The Company has declared and paid cash dividends per ordinary share during the periods presented as follows:

	Dividend	Amount
	Per Share	(in millions)
2015:
Third quarter	$0.25	$71
Second quarter	0.25	72
First quarter	0.25	73
Total	$0.75	$216
2014:
Fourth quarter	$0.25	$73
Third quarter	0.25	75
Second quarter	0.25	76
First quarter	0.25	77
Total	$1.00	$301
In addition, in October 2015, the Board of Directors declared a regular quarterly cash dividend of $0.25 per ordinary share, payable November 25, 2015 to shareholders of record at the close of business on November 12, 2015.

Dividends from Equity Investees
During the three and nine months ended September 30, 2015, Delphi received dividends of $5 million and $13 million, respectively, from one of its equity method investments. During the nine months ended September 30, 2014, Delphi received a dividend of $10 million from its equity method investment in KDAC, a Korean unconsolidated joint venture which was sold in the three months ended September 30, 2015 and has been reclassified to discontinued operations, as further described in Note 21. Discontinued Operations. The dividends were recognized as a reduction to the investment and represented a return on investment included in cash flows from operating activities and cash flows from operating activities from discontinued operations, respectively.
Acquisitions
Control-Tec—On October 22, 2015, Delphi agreed to acquire Control-Tec, LLC ("Control-Tec"), a leading provider of telematics and cloud-hosted data analytics solutions, for a purchase price of $105 million due at closing, subject to certain post-closing adjustments, with an additional cash payment of up to $40 million due upon the achievement of certain financial performance metrics over a future 3-year period beginning after the acquisition is closed. The acquisition is subject to the satisfaction of customary closing conditions and the receipt of regulatory and other approvals, and is expected to close in the fourth quarter of 2015. The Company intends to acquire Control-Tec utilizing cash on hand. Upon completion, Control-Tec will become part of Delphi’s Electronics and Safety segment.
HellermannTyton—On July 30, 2015, Delphi and HellermannTyton Group PLC ("HellermannTyton"), a public limited company registered in England and Wales, and a leading global manufacturer of high-performance and innovative cable management solutions, announced the terms of a recommended cash offer by Delphi to acquire all of the issued and to be issued ordinary share capital of HellermannTyton for 480 pence per share, or approximately £1.07 billion in the aggregate (approximately $1.66 billion, based on the GBP:USD exchange rate of 1:1.54 on July 27, 2015), and an implied enterprise value of $1.85 billion. The transaction received the approval of HellermannTyton's shareholders on October 15, 2015, and is expected to close in the fourth quarter of 2015, subject to regulatory consents and approvals. Upon completion, HellermannTyton will become part of Delphi’s Electrical/Electronic Architecture segment.
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
Subsequent to announcing the proposed acquisition, in August 2015 the Company entered into £917 million of option contracts to hedge a portion of the currency risk associated with the cash payment for the proposed acquisition of HellermannTyton at a cost of $15 million. The options are unable to qualify as hedges for accounting purposes, and therefore, changes in the fair value of the options are recognized in other income (expense), net. The options expire in the first quarter of 2016.
In connection with the offer to acquire HellermannTyton, in July 2015, £540 million ($844 million using July 30, 2015 foreign currency rates) of cash was placed on deposit for purposes of satisfying payment of the consideration to effect the acquisition. The deposit was funded with cash on hand, along with amounts borrowed on the Revolving Credit Facility, the Company's European accounts receivable factoring facility and approximately $80 million of other European short-term borrowings. The deposit ($820 million using September 30, 2015 foreign currency rates) is recorded within other long-term assets in the consolidated balance sheet as of September 30, 2015. Delphi’s exposure to fluctuations in the GBP:USD exchange rate related to the deposit are naturally offset by other exposures within Delphi’s consolidated operations.
Also in connection with the offer to acquire HellermannTyton, on July 30, 2015, Delphi Automotive PLC and certain of its subsidiaries, certain financial institutions from time to time party thereto, as lenders and Barclays Bank PLC, as administrative agent, entered into a Senior Bridge Credit Agreement (the "Senior Bridge Credit Agreement"), pursuant to which, the lenders thereunder agreed to provide a £550 million bridge term loan facility. Delphi and Delphi Corporation are borrowers under the Senior Bridge Credit Agreement. The bridge term loans are available to be drawn in U.S. Dollars or Pounds Sterling for a period of 364 days, subject to the terms and conditions set forth in the Senior Bridge Credit Agreement, including customary certain funds conditions.
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
The Company has not drawn on the Senior Bridge Credit Agreement.

Ottomatika—On July 23, 2015, Delphi acquired Ottomatika, Inc. ("Ottomatika"), an automated vehicle system software developer. The Company paid $16 million at closing, with additional cash payments totaling $11 million deferred over a period of 3 years and additional contingent consideration of up to $5 million due upon the achievement of certain product development milestones over a 3-year period. As further described in Note 17. Acquisitions and Divestitures, the acquisition was accounted for as a business combination, with the operating results of Ottomatika included within the Company's Electronics and Safety segment from the date of acquisition. The Company acquired Ottomatika utilizing cash on hand.
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
Divestitures
Thermal Systems—On June 30, 2015 the Company closed the sale of its wholly owned Thermal Systems business to MAHLE GmbH ("MAHLE"). The Company received net cash proceeds of approximately $660 million and recognized a preliminary after-tax gain on the divestiture of $285 million. Consideration associated with the divestiture remains subject to further adjustments, primarily related to working capital. Proceeds received from the sale will be used to fund future growth initiatives, including acquisitions, as well as share repurchases. Delphi and MAHLE also entered into a separate letter of intent for the sale of Delphi's 50 percent interest in its Shanghai Delphi Automotive Air Conditioning ("SDAAC") joint venture. During the third quarter of 2015, one of Delphi's joint venture partners, Shanghai Aerospace Automobile Electromechanical Co., Ltd ("SAAE"), notified Delphi that it was exercising its right of first refusal to purchase Delphi's interest, and in October 2015, Delphi and SAAE entered into a definitive agreement for the sale of Delphi's SDAAC interest. The sale is expected to close in the first half of 2016, subject to customary regulatory and other approvals, and the Company expects to receive proceeds of approximately $100 million.
On September 24, 2015 the Company closed the sale of its 50 percent interest in its KDAC joint venture, which was accounted for under the equity method and was principally reported as part of the Thermal Systems segment, to the joint venture partner for net cash proceeds of $70 million and recognized an after-tax gain on the divestiture of $47 million within income from discontinued operations during the three months ended September 30, 2015. For the nine months ended September 30, 2015, the Company recorded a net loss of $41 million on the KDAC divestiture within income from discontinued operations, which includes the $88 million impairment loss recorded in the first quarter of 2015, as further described below.
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
Reception Systems—In July 2015, Delphi completed the sale of its Reception Systems business, which was previously reported within the Electronics and Safety segment, and received net cash proceeds of approximately $25 million. The net sales of this business were approximately $55 million for the six months ended June 30, 2015.
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
Unamortized debt issuance costs associated with the Tranche A Term Loan and Revolving Credit Facility of $15 million are being amortized over the term of the Credit Agreement, as extended pursuant to the March 1, 2013 amendment. At September 30, 2015 Delphi had $60 million outstanding under the Revolving Credit Facility and approximately $8 million in letters of credit issued under the Credit Agreement. The maximum amount drawn under the Revolving Credit Facility during the nine months ended September 30, 2015 to manage intra-month working capital needs, and to fund a portion of the deposit for the acquisition of HellermannTyton, was $470 million. Letters of credit issued under the Credit Agreement reduce availability under the Revolving Credit Facility.
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

	September 30, 2015		December 31, 2014
	LIBOR plus	ABR plus	LIBOR plus	ABR plus
Revolving Credit Facility	1.00%	0.00%	1.00%	0.00%
Tranche A Term Loan	1.00%	0.00%	1.00%	0.00%
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
The interest rate period with respect to LIBOR interest rate options can be set at one-, two-, three-, or six-months as selected by the Issuer in accordance with the terms of the Credit Agreement (or other period as may be agreed by the applicable lenders), but payable no less than quarterly. The Issuer may elect to change the selected interest rate in accordance with the provisions of the Credit Agreement. As of September 30, 2015, the Issuer selected the one-month LIBOR interest rate option on the Tranche A Term Loan and the ABR interest rate option on the Revolving Credit Facility, as detailed in the table below, and the amounts outstanding, and rates effective as of September 30, 2015 were based on Delphi’s current credit rating and the Applicable Rate for the Credit Agreement:

		Borrowings as of
		September 30, 2015	Rates effective as of
	Applicable Rate	(in millions)	September 30, 2015
Revolving Credit Facility	ABR plus 0.00%	$60	3.25%
Tranche A Term Loan	LIBOR plus 1.00%	400	1.25%
The Issuer was obligated to make quarterly principal payments throughout the term of the Tranche A Term Loan according to the amortization schedule in the Credit Agreement. In conjunction with the partial repayment of the Tranche A Term Loan during the nine months ended September 30, 2014, all principal payment obligations have been satisfied through March 1, 2018. Borrowings under the Credit Agreement are prepayable at the Issuer's option without premium or penalty. The Credit Agreement also contains certain mandatory prepayment provisions in the event the Company receives net cash proceeds from certain asset sales or casualty events. No mandatory prepayments under these provisions have been made or are due through September 30, 2015.

The Credit Agreement contains certain covenants that limit, among other things, the Company’s (and the Company’s subsidiaries’) ability to incur additional indebtedness or liens, to dispose of assets, to make certain investments, to prepay certain indebtedness and to pay dividends, or to make other distributions or redemptions/repurchases, in respect of the Company’s equity interests. In addition, the Credit Agreement requires that the Company maintain a consolidated leverage ratio (the ratio of Consolidated Total Indebtedness to Consolidated EBITDA, each as defined in the Credit Agreement) of less than 2.75 to 1.0. The Credit Agreement also contains events of default customary for financings of this type. The Company was in compliance with the Credit Agreement covenants as of September 30, 2015. In the first quarter of 2014, the Company satisfied credit rating-related conditions to the suspension of many of the restrictive covenants and the mandatory prepayment provisions relating to asset sales and casualty events discussed above. Such covenants and prepayment obligations are required to be reinstated if the applicable credit rating criteria are no longer satisfied.
As of September 30, 2015, all obligations under the Credit Agreement are borrowed by Delphi Corporation and jointly and severally guaranteed by its direct and indirect parent companies, subject to certain exceptions set forth in the Credit Agreement.
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
Senior Notes
On May 17, 2011, Delphi Corporation issued $500 million of 5.875% senior unsecured notes due 2019 (the "5.875% Senior Notes") and $500 million of 6.125% senior unsecured notes due 2021 (the "6.125% Senior Notes") (collectively, the “2011 Senior Notes”) in a transaction exempt from registration under Rule 144A and Regulation S of the Securities Act of 1933 (the “Securities Act”). Delphi paid approximately $23 million of debt issuance costs in connection with the 2011 Senior Notes. The net proceeds of approximately $1 billion as well as cash on hand were used to pay down amounts outstanding under the Original Credit Agreement. In May 2012, Delphi Corporation completed a registered exchange offer for all of the 2011 Senior Notes. No proceeds were received by Delphi Corporation as a result of the exchange. In March 2014, Delphi redeemed for cash the entire $500 million aggregate principal amount outstanding of the 5.875% Senior Notes, financed by a portion of the proceeds received from the issuance of the 2014 Senior Notes, as defined below. In March 2015, Delphi redeemed for cash the entire $500 million aggregate principal amount outstanding of the 6.125% Senior Notes, financed by a portion of the proceeds from the issuance of the 2015 Euro-denominated Senior Notes, as defined below. As a result of the redemptions of the 2011 Senior Notes, Delphi recognized losses on debt extinguishment of approximately $52 million during the nine months ended September 30, 2015 and $33 million during the nine months ended September 30, 2014.
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
On March 10, 2015, Delphi Automotive PLC issued €700 million in aggregate principal amount of 1.50% Euro-denominated senior unsecured notes due 2025 (the “2015 Euro-denominated Senior Notes”) in a transaction registered under the Securities Act. The 2015 Euro-denominated Senior Notes were priced at 99.54% of par, resulting in a yield to maturity of 1.55%. The proceeds were primarily utilized to redeem the 6.125% Senior Notes, and to fund future growth initiatives, such as acquisitions, and share repurchases. Delphi incurred approximately $5 million of issuance costs in connection with the 2015 Euro-denominated Senior Notes. Interest is payable annually on March 10. The Company has designated the 2015 Euro-denominated Senior Notes as a net investment hedge of the foreign currency exposure of its investments in certain Euro-denominated subsidiaries. Refer to Note. 14. Derivatives and Hedging Activities for further information.

Although the specific terms of each indenture governing each series of senior notes vary, the indentures contain certain restrictive covenants, including with respect to Delphi's (and Delphi's subsidiaries) ability to incur liens, enter into sale and leaseback transactions and merge with or into other entities. As of September 30, 2015, the Company was in compliance with the provisions of all series of the outstanding senior notes.
The 2013 Senior Notes and 2014 Senior Notes issued by Delphi Corporation are fully and unconditionally guaranteed, jointly and severally, by Delphi Automotive PLC and by certain of Delphi Automotive PLC's direct and indirect subsidiaries which are directly or indirectly 100% owned by Delphi Automotive PLC, subject to customary release provisions (other than in the case of Delphi Automotive PLC). The 2015 Euro-denominated Senior Notes issued by Delphi Automotive PLC are fully and unconditionally guaranteed, jointly and severally, by certain of Delphi Automotive PLC's direct and indirect subsidiaries (including Delphi Corporation), which are directly or indirectly 100% owned by Delphi Automotive PLC, subject to customary release provisions.
Other Financing
Receivable factoring—Various accounts receivable factoring facilities are maintained in Europe and are accounted for as short-term debt. These uncommitted factoring facilities are available through various financial institutions. Delphi also maintains a €400 million European accounts receivable factoring facility, with borrowings being subject to the availability of eligible accounts receivable. As of September 30, 2015 and December 31, 2014, $242 million and $0 million, respectively, were outstanding under these European accounts receivable factoring facilities. Collateral is not generally required related to these trade accounts receivable. Amounts drawn as of September 30, 2015 were principally related to funding a portion of the deposit for the acquisition of HellermannTyton, as more fully discussed in Note 17. Acquisitions & Divestitures. The maximum amount drawn under the European facility during the nine months ended September 30, 2015 to manage intra-period working capital needs, and to fund a portion of the deposit for the acquisition of HellermannTyton, was €353 million.
In 2015, the Company entered into arrangements with various financial institutions to sell eligible trade receivables from certain aftermarket customers in North America. These arrangements have original terms of one year and may be renewed annually. The receivables under these arrangements are sold without recourse to the Company and are therefore accounted for as true sales. During the three and nine months ended September 30, 2015, $21 million and $75 million of receivables were sold under these arrangements, and expenses of less than $1 million and $1 million, respectively, were recognized within interest expense.
Capital leases and other—As of September 30, 2015 and December 31, 2014, approximately $138 million and approximately $53 million, respectively, of other debt issued by certain non-U.S. subsidiaries and capital lease obligations were outstanding. As of September 30, 2015, $80 million of this debt related to European short-term borrowings in order to fund a portion of the deposit for the acquisition of HellermannTyton, as more fully discussed in Note 17. Acquisitions & Divestitures.
Government programs—Delphi commonly seeks manufacturing development and financial assistance incentive programs that may be awarded by government entities. Delphi has numerous technology and manufacturing development programs that are competitively awarded from agencies of the U.S. Federal Government. These U.S. based programs are from the U.S. Department of Transportation (“DOT”), the U.S. Department of Energy (“DOE”), and the U.S. Department of Defense (“DoD”). We received approximately $4 million from these Federal agencies during the nine months ended September 30, 2015 for work performed. We continue to pursue many technology development programs by bidding on competitively procured programs from DOT, DOE and DoD. Some of these programs were bid with us being the lead or “Prime Contractor”, and some were bid with us as a “Subrecipient” to the Prime Contractor.
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
Operating activities—Net cash provided by operating activities from continuing operations totaled $1,029 million and $1,215 million for the nine months ended September 30, 2015 and 2014, respectively. Cash flow from operating activities from continuing operations for the nine months ended September 30, 2015 consisted primarily of net earnings from continuing operations of $1,037 million increased by $506 million for non-cash charges for depreciation, amortization, pension costs and extinguishment of debt, partially offset by $545 million related to changes in operating assets and liabilities, net of restructuring and pension contributions. Cash flow from operating activities from continuing operations for the nine months ended September 30, 2014 consisted primarily of net earnings from continuing operations of $1,018 million increased by $510 million for non-cash charges for depreciation, amortization, pension costs and extinguishment of debt, partially offset by $355 million related to changes in operating assets and liabilities, net of restructuring and pension contributions.
Investing activities—Net cash used in investing activities from continuing operations totaled $667 million and $593 million for the nine months ended September 30, 2015 and 2014, respectively. The increase is primarily attributable to the cost of business acquisitions and investments made in non-consolidated affiliates of $38 million during 2015 and the $844 million placed on deposit for the acquisition of HellermannTyton, partially offset by the net proceeds of $730 million received from the sales of our wholly owned Thermal Systems business and KDAC joint venture and reduced capital expenditures.
Financing activities—Net cash used in financing activities totaled $677 million and $949 million for the nine months ended September 30, 2015 and 2014, respectively. The decrease in financing usage reflects the net proceeds of approximately $753 million received from the issuance of the 2015 Euro-denominated Senior Notes, which were partially utilized to redeem the 6.125% Senior Notes, and amounts borrowed as of September 30, 2015 on the Revolving Credit Facility, the Company's European accounts receivable factoring programs, and other European short-term borrowings to fund a portion of the deposit for the acquisition of HellermannTyton. During the nine months ended September 30, 2014, the net proceeds of approximately $691 million received from the issuance of the 2014 Senior Notes were primarily used to redeem the 5.875% Senior Notes and to repay a portion of the Tranche A Term Loan. Additionally, an incremental $284 million of cash on hand was used in 2015 as compared to 2014 to repurchase ordinary shares.
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
Critical Accounting Estimates
There have been no significant changes in our critical accounting estimates during the three and nine months ended September 30, 2015.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes to the information concerning our exposures to market risk as stated in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. As described in the Form 10-K, we have currency exposures related to buying, selling and financing in currencies other than the local functional currencies in which we operate ("transactional exposure"). We also have currency exposures related to the translation of the financial statements of our foreign subsidiaries that use the local currency as their functional currency into U.S. dollars, the Company's reporting currency ("translational exposure"). As described in Note. 14. Derivatives and Hedging Activities to the consolidated financial statements we have designated the 2015 Euro-denominated Senior Notes as a net investment hedge of the foreign currency exposure of our investments in certain Euro-denominated subsidiaries. The impact of translational exposure is recorded within currency translation adjustment in the Consolidated Statements of Comprehensive Income, with fluctuations in the value of the 2015 Euro-denominated Senior Notes due to exchange rate changes offsetting changes in the value of our net investment of these Euro-denominated operations. During the nine months ended September 30, 2015, the foreign currency translation adjustment loss of $293 million was primarily due to the impact of a strengthening U.S. dollar, which increased approximately 8% in relation to the Euro from December 31, 2014.

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
As of September 30, 2015, the Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated, for disclosure purposes, the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective to provide reasonable assurance that the desired control objectives were achieved as of September 30, 2015.
Changes in Internal Control over Financial Reporting
There were no material changes in the Company’s internal controls over financial reporting during the nine months ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
A summary of our ordinary shares repurchased during the three months ended September 30, 2015, is shown below:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (in millions) (3)
July 1, 2015 to July 31, 2015	1,557,640	$80.25	1,557,640	$988
August 1, 2015 to August 31, 2015	2,967,300	75.80	2,967,300	763
September 1, 2015 to September 30, 2015	767,300	73.87	767,300	707
Total	5,292,240	76.83	5,292,240

(1)
The total number of shares purchased under the Board authorized plans are described below. The number of shares purchased excludes the 366 shares granted for vested RSUs during the three months ended September 30, 2015 that were withheld to cover minimum withholding taxes.

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

ITEM 6. EXHIBITS

Exhibit Number	Description
2.1	Rule 2.7 Announcement, dated July 30, 2015 (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of the Company filed with the SEC on July 30, 2015)
2.2
Co-operation Agreement, dated as of July 30, 2015, by and among Delphi and HellermannTyton (incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K of the Company filed with the SEC on July 30, 2015)

10.1
Senior Bridge Credit Agreement, dated as of July 30, 2015, among Delphi Automotive PLC, Delphi Corporation, Delphi Automotive LLP, Delphi Automotive Holdings US Limited, certain financial institutions from time to time party thereto, as lenders and Barclays Bank PLC, as administrative agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company filed with the SEC on July 30, 2015)

10.2
Amendment No. 2 To Amended and Restated Credit Agreement dated as of August 7, 2015, among Delphi Corporation, Delphi Automotive PLC, Delphi Automotive LLP, Delphi Automotive Holdings US Limited, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto*

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
Dated: October 29, 2015