Form 10-K
period 2015-12-31
Delphi Automotive PLC
filed 2016-02-08
CIK 1521332

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
The aggregate market value of the ordinary shares held by non-affiliates of the registrant as of June 30, 2015, the last business day of the registrant's most recently completed second fiscal quarter, was $24,121,485,016 (based on the closing sale price of the registrant's ordinary shares on that date as reported on the New York Stock Exchange).
The number of the registrant’s ordinary shares outstanding, $0.01 par value per share as of January 29, 2016, was 277,533,669.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement related to the 2015 Annual Shareholders Meeting to be filed subsequently are incorporated by reference into Part III of this Form 10-K.

DELPHI AUTOMOTIVE PLC

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
This Annual Report on Form 10-K, including the exhibits being filed as part of this report, as well as other statements made by Delphi Automotive PLC (“Delphi,” the “Company,” “we,” “us” and “our”), contain forward-looking statements that reflect, when made, the Company’s current views with respect to current events and financial performance. Such forward-looking statements are subject to many risks, uncertainties and factors relating to the Company’s operations and business environment, which may cause the actual results of the Company to be materially different from any future results, express or implied, by such forward-looking statements. All statements that address future operating, financial or business performance or the Company’s strategies or expectations are forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “will,” “should,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “projects,” “potential,” “outlook” or “continue,” and other comparable terminology. Factors that could cause actual results to differ materially from these forward-looking statements include, but are not limited to, the following: global and regional economic conditions, including conditions affecting the credit market; fluctuations in interest rates and foreign currency exchange rates; the cyclical nature of automotive sales and production; the potential disruptions in the supply of and changes in the competitive environment for raw material integral to the Company’s products; the Company’s ability to maintain contracts that are critical to its operations; the ability of the Company to integrate and realize the benefits of recent acquisitions; the ability of the Company to attract, motivate and/or retain key executives; the ability of the Company to avoid or continue to operate during a strike, or partial work stoppage or slow down by any of its unionized employees or those of its principal customers, and the ability of the Company to attract and retain customers. Additional factors are discussed under the captions “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s filings with the Securities and Exchange Commission. New risks and uncertainties arise from time to time, and it is impossible for us to predict these events or how they may affect the Company. It should be remembered that the price of the ordinary shares and any income from them can go down as well as up. Delphi disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events and/or otherwise, except as may be required by law.

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
We are a leading global vehicle components manufacturer and provide electrical and electronic, powertrain and active safety technology solutions to the global automotive and commercial vehicle markets. We are one of the largest vehicle component manufacturers, and our customers include all 25 of the largest automotive original equipment manufacturers (“OEMs”) in the world. We operate 126 major manufacturing facilities and 14 major technical centers utilizing a regional service model that enables us to efficiently and effectively serve our global customers from low cost countries. We have a presence in 44 countries and have over 19,000 scientists, engineers and technicians focused on developing market relevant product solutions for our customers.
We are focused on growing and improving the profitability of our businesses, and have implemented a strategy designed to position Delphi to deliver industry-leading long-term shareholder returns. This strategy includes disciplined investing in our business to grow and enhance our product offerings, strategically focusing our portfolio in high-growth spaces in order to meet consumer preferences and leveraging an industry-leading cost structure to expand our operating margins. In line with the long term growth in emerging markets, we have been increasing our focus on these markets, particularly China, where we have a major manufacturing base, including investments in 6 new manufacturing facilities since 2012, and strong customer relationships. Our strategy also includes maintaining a strong and flexible balance sheet with investment grade credit ratings.
Website Access to Company’s Reports
Delphi’s website address is delphi.com. Our Annual Reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to section 13(a) or 15(d) of the Exchange Act are available free of charge through our website as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”).
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

Our Company
We believe the automotive industry is being shaped by increasing government regulations for vehicle safety, fuel efficiency and emissions control, as well as rapidly increasing consumer demand for connectivity. These industry mega-trends, which we refer to as “Safe,” “Green” and “Connected,” are driving higher growth in products that address these trends than growth in the automotive industry overall. We have organized our business into three diversified segments, which enable us to develop solutions and manufacture highly-engineered products that enable our customers to respond to these mega-trends:

•
Electrical/Electronic Architecture—This segment provides complete design of the vehicle’s electrical architecture, including connectors, wiring assemblies and harnesses, electrical centers and hybrid high voltage and safety distribution systems. Our products provide the critical electrical and electronics backbone that supports increased vehicle content and electrification, reduced emissions and higher fuel economy through weight savings.

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

•
Electronics and Safety—This segment provides critical components, systems and advanced software for passenger safety, security, comfort and infotainment, as well as vehicle operation, including body controls, infotainment and connectivity systems, hybrid vehicle power electronics, passive and active safety electronics, displays and mechatronics. Our products integrate and optimize electronic content, which improves fuel economy, reduces emissions, increases safety and provides occupant infotainment and connectivity.

We previously reported the results of our former Thermal Systems business as a segment. The Thermal Systems business provided powertrain cooling and heating, ventilating and air conditioning (“HVAC”) systems, such as compressors, systems and controls, and heat exchangers for vehicle markets. As part of our strategy to focus on a high-growth product portfolio, and as further described in Note 25. Discontinued Operations to the audited consolidated financial statements herein, we completed the sale of the wholly owned Thermal Systems business to MAHLE GmbH ("MAHLE") on June 30, 2015. The assets and liabilities, operating results and operating and investing cash flows for the previously reported Thermal Systems segment are presented as discontinued operations separate from the Company’s continuing operations for all periods presented. Our description and discussion of financial amounts within this Item 1. Business reflect the results of continuing operations, unless otherwise noted.
Financial Information about Business Segments
We operate our core business along three operating segments, which are grouped on the basis of similar product, market and operating factors.
Net Sales by Segment

	Year Ended December 31, 2015		Year Ended December 31, 2014		Year Ended December 31, 2013
	Net Sales	% of Total	Net Sales	% of Total	Net Sales	% of Total
	(in millions, excluding percentages)
Electrical/Electronic Architecture	$8,180	54%	$8,274	53%	$7,972	53%
Powertrain Systems	4,377	29%	4,535	29%	4,392	29%
Electronics and Safety	2,774	18%	2,885	19%	2,878	19%
Eliminations and Other	(166)	(1)%	(195)	(1)%	(191)	(1)%
Total	$15,165		$15,499		$15,051
Refer to Results of Operations by Segment in Item 7. Management’s Discussion and Analysis and Note 23. Segment Reporting of the notes to the consolidated financial statements, included in Item 8. Financial Statements and Supplementary Data of this Annual Report for further financial information about business segments.
Our business is diversified across end-markets, regions, customers, vehicle platforms and products. Our customer base includes all 25 of the largest automotive OEMs in the world, and in 2015, 25% of our net sales came from the Asia Pacific region, which we have identified as a key market likely to experience substantial long-term growth. Our ten largest platforms in 2015 were with five different OEMs. In addition, in 2015 our products were found in 18 of the 20 top-selling vehicle models in the United States, in 19 of the 20 top-selling vehicle models in Europe and in 18 of the 20 top-selling vehicle models in China. We have diversified our business into the commercial vehicle market, which is typically on a different business cycle than the light vehicle market. In addition, approximately 6% of our 2015 net sales were to the aftermarket, which meets the ongoing need for replacement parts required for vehicle servicing.

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
Our Industry
The automotive parts industry provides components, systems, subsystems and modules to OEMs for the manufacture of new vehicles, as well as to the aftermarket for use as replacement parts for current production and older vehicles. Overall, we expect long-term growth of vehicle sales and production in the OEM market. In 2014 and 2015, the industry experienced increased global customer sales and production schedules. While the North American and European economies strengthened in 2015, resulting in increased vehicle production in these regions, there has been a recent moderation in the level of economic growth and an increase in market volatility in China, which has resulted in lower automotive production growth rates in China than those previously experienced. Additionally, economic uncertainties have continued to persist in South America, resulting in a decline of 19% in South American vehicle production in 2015, which follows a 17% decrease in that region in 2014. Demand for automotive parts in the OEM market is generally a function of the number of new vehicles produced in response to consumer demand, which is primarily driven by macro-economic factors such as credit availability, interest rates, fuel prices, consumer confidence, employment and other trends. Although OEM demand is tied to actual vehicle production, participants in the automotive parts industry also have the opportunity to grow through increasing product content per vehicle by further penetrating business with existing customers and in existing markets, gaining new customers and increasing their presence in global markets. We believe that as a company with a global presence and advanced technology, engineering, manufacturing and customer support capabilities, we are well-positioned to benefit from these opportunities.
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
Safe. The first mega-trend, “Safe,” represents technologies aimed not just at protecting vehicle occupants when a crash occurs, but those that actually proactively reduce the risk of a crash occurring. OEMs continue to focus on improving occupant and pedestrian safety in order to meet increasingly stringent regulatory requirements in various markets, such as a notice issued by the U.S. National Highway Traffic Safety Administration which updated its five-star rating system to include automatic emergency braking systems as a recommended safety technology, beginning with model year 2018. As a result, suppliers are focused on developing technologies aimed at protecting vehicle occupants when a crash occurs, as well as advanced driver assistance systems that reduce driver distractions and automated safety features that proactively mitigate the risk of a crash occurring. Examples of new and alternative technologies that incorporate sophisticated detection and advanced software for collision avoidance include lane departure warning systems, adaptive cruise control and automatic braking.
Green. The second mega-trend, “Green,” represents technologies designed to help reduce emissions, increase fuel economy and minimize the environmental impact of vehicles. Green is a key mega-trend today because of the convergence of several issues: climate change, volatility in oil prices, an increasing number of vehicles in use worldwide and recent and pending regulation in the U.S. and overseas regarding fuel economy and carbon dioxide emissions. OEMs continue to focus on improving fuel efficiency and reducing emissions in order to meet increasingly stringent regulatory requirements in various markets. On a worldwide basis, the relevant authorities in the European Union, the United States, China, India, Japan, Brazil, South Korea and Argentina have already instituted regulations requiring further reductions in emissions and/or increased fuel economy through 2016. In many cases, other authorities have initiated legislation or regulation that would further tighten the standards through 2020 and beyond. Based on the current regulatory environment, we believe that OEMs, including those in the U.S. and China, will be subject to requirements for even greater reductions in carbon dioxide ("CO2") emissions over the next ten years. These standards will require meaningful innovation as OEMs and suppliers are forced to find ways to improve engine management, electrical power consumption, vehicle weight and integration of alternative powertrains (e.g., electric/hybrid propulsion). As a result, suppliers are developing innovations that result in significant improvements in fuel economy, emissions and performance from gasoline and diesel internal combustion engines, and permit engine downsizing without loss of performance. At the same time, suppliers are also developing and marketing new and alternative technologies that support hybrid vehicles, electric vehicles and fuel cell products to improve fuel economy and emissions.
Connected. The third mega-trend, “Connected,” represents technologies designed to seamlessly integrate the highly complex electronic world in which automotive consumers live into the cars they drive, so that time in a vehicle is more productive and enjoyable. The technology content of vehicles continues to increase as consumers demand greater safety, personalization, infotainment, productivity and convenience while driving, which in turn leads to increasing demand for electrical architecture as a foundation for this content. Also with increased smart device usage in vehicles, driver distractions can be dramatically increased, which in turn results in greater risk of accidents. Delphi is pioneering vehicle-to-vehicle (V2V) and vehicle-to-infrastructure (V2I) communication technologies which enable vehicles to detect and signal danger, reducing vehicle collisions and improving driver safety.
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
The combination of advanced technologies being developed within these mega-trends is also contributing to increasing industry development of a fully automated driving experience. We expect automated driving technologies will provide strong societal benefit as well as the opportunity for long-term growth for our product offerings in this space. Societal benefits of increased vehicle automation include enhanced safety (resulting from collision avoidance and improved vehicle control), environmental improvements (a reduction in CO2 emissions through optimized driving behavior), labor cost savings and improved productivity (as a result of alternate uses for drive time). Growth opportunities in this space result from increased content, additional computing power requirements, enhanced connectivity systems and increased interconnects. We believe the complexity of these systems will also require on-going software support services, as these vehicle systems will be continuously upgraded with new features and performance enhancements.
To guide our product strategies and investments in technology with a focus on developing advanced technologies to drive growth within these mega-trends, we established, utilize and benefit from our Technology Advisory Council, a panel of prominent global technology thought leaders.
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

•
High quality connectors are engineered primarily for use in the automotive and related markets, but also have applications in the aerospace, military and telematics sectors. The Electrical/Electronic Architecture connector product line's scope and customer base were enhanced by our acquisition of HellermannTyton Group PLC ("HellermannTyton") on December 18, 2015, as further described below.

•
Electrical centers provide centralized electrical power and signal distribution and all of the associated circuit protection and switching devices, thereby optimizing the overall vehicle electrical system.

•
Distribution systems, including hybrid high voltage and safety systems, are integrated into one optimized vehicle electrical system that can utilize smaller cable and gauge sizes and ultra-thin wall insulation (which product line makes up approximately 40%, 37% and 40% of our total revenue for the years ended December 31, 2015, 2014 and 2013, respectively).

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
Electronics and Safety. This segment offers a wide range of electronic and safety equipment and software in the areas of controls, security, infotainment, communications, safety systems and power electronics.

•	Electronic controls products primarily consist of body computers and security systems.

•
Infotainment and driver interface portfolio primarily consists of receivers, digital receivers, satellite audio receivers, navigation systems, displays (including re-configurable displays) and mechatronics.

•
Passive and active safety electronics and advanced driver assistance systems primarily includes occupant detection systems, collision warning systems, advanced cruise control technologies, collision sensing and auto braking.

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

Our competitors in each of our operating segments are as follows:

Segment	Competitors
Electrical/Electronic Architecture	• A Raymond Et Cie
• Lear Corporation
• Leoni AG
• Molex Inc. (a subsidiary of Koch Industries, Inc.)
• Panduit Corporation
• Sumitomo Corporation
• TE Connectivity, Ltd.
• Yazaki Corporation

Powertrain Systems	• Bosch Group
• Continental AG
• Denso Corporation
• Hitachi, Ltd.
• Magneti Marelli S.p.A.

Electronics and Safety	• Autoliv AB
• Bosch Group
• Continental AG
• Denso Corporation
• Harman International Industries
• Panasonic Corporation
• Visteon Corporation
• ZF Friedrichshafen AG
Customers
We sell our products and services to the major global OEMs in every region of the world. We also sell our products to the worldwide aftermarket for replacement parts, including the aftermarket operations of our OEM customers and to other distributors and retailers. The following table provides the percentage of net sales to our largest customers for the year ended December 31, 2015:

Customer	Percentage of Net Sales
GM	14%
Volkswagen Group (“VW”)	8%
Ford Motor Company (“Ford”)	6%
Fiat Chrysler Automobiles N.V. ("FCA")	5%
Daimler AG (“Daimler”)	5%
PSA Peugeot Citroën (“PSA”)	5%
Shanghai General Motors Company Limited	5%
Hyundai Motor Company	4%
Geely Automobile Holdings Limited	3%
AB Volvo	2%

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
Although customer programs typically extend to future periods, and although there is an expectation that we will supply certain levels of OEM production during such future periods, customer agreements including applicable terms and conditions do not necessarily constitute firm orders. Firm orders are generally limited to specific and authorized customer purchase order releases placed with our manufacturing and distribution centers for actual production and order fulfillment. Firm orders are typically fulfilled as promptly as possible from the conversion of available raw materials, sub-components and work-in-process inventory for OEM orders and from current on-hand finished goods inventory for aftermarket orders. The dollar amount of such purchase order releases on hand and not processed at any point in time is not believed to be significant based upon the time frame involved.
Our Global Operations
Information concerning principal geographic areas is set forth below. Net sales data reflects the manufacturing location for the years ended December 31, 2015, 2014 and 2013. Net property data is as of December 31, 2015, 2014 and 2013.

	Year Ended December 31, 2015		Year Ended December 31, 2014		Year Ended December 31, 2013
	(in millions)
	Net Sales	Net Property (1)	Net Sales	Net Property (1)	Net Sales	Net Property (1)
United States (2)	$5,536	$898	$5,160	$675	$4,850	$583
Other North America	146	147	208	135	213	135
Europe, Middle East & Africa (3)	5,275	1,469	5,940	1,395	5,999	1,513
Asia Pacific (4)	3,839	809	3,552	732	3,171	602
South America	369	54	639	84	818	97
Total	$15,165	$3,377	$15,499	$3,021	$15,051	$2,930

(1)	Net property data represents property, plant and equipment, net of accumulated depreciation.

(2)
Includes net sales and machinery, equipment and tooling that relate to the Company's maquiladora operations located in Mexico. These assets are utilized to produce products sold to customers located in the United States.

(3)
Includes our country of domicile, Jersey, and the country of our principal executive offices, the United Kingdom. We had no sales in Jersey in any period. We had net sales of $834 million, $892 million and $727 million in the United Kingdom for the years ended December 31, 2015, 2014 and 2013, respectively. We had net property in the United Kingdom of $276 million, $231 million, and $229 million as of December 31, 2015, 2014 and 2013, respectively. The largest portion of net sales in the Europe, Middle East & Africa region was $834 million in the United Kingdom, $892 million in the United Kingdom and $1,076 million in Germany for the years ended December 31, 2015, 2014 and 2013, respectively.

(4)	Net sales and net property in Asia Pacific are primarily attributable to China.

Research, Development and Intellectual Property
We maintain technical engineering centers in major regions of the world to develop and provide advanced products, processes and manufacturing support for all of our manufacturing sites, and to provide our customers with local engineering capabilities and design development on a global basis. As of December 31, 2015, we employed over 19,000 scientists, engineers and technicians around the world. Our total investment in research and development, including engineering, was approximately $1.5 billion, $1.6 billion and $1.6 billion or the years ended December 31, 2015, 2014 and 2013, respectively, which includes approximately $300 million, $400 million and $400 million of co-investment by customers and government agencies. Each year we share some engineering expenses with OEMs and government agencies. While this amount varies from year-to-year, it is generally in the range of 20% to 30% of engineering expenses.
We utilize a Technology Advisory Council, a panel of prominent global technology thought leaders, which guides our product strategies and investments in technology with a focus on developing advanced technologies to drive growth. We believe that our engineering and technical expertise, together with our emphasis on continuing research and development, allow us to use the latest technologies, materials and processes to solve problems for our customers and to bring new, innovative products to market. We believe that continued engineering activities are critical to maintaining our pipeline of technologically advanced products. Given our strong financial discipline, we seek to effectively manage fixed costs and efficiently rationalize capital spending by critically evaluating the profit potential of new and existing customer programs, including investment in innovation and technology. We maintain our engineering activities around our focused product portfolio and allocate our capital and resources to those products with distinctive technologies. We expect expenditures for research and development activities, including engineering, net of co-investment, to be approximately $1.2 billion for the year ended December 31, 2016.
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
Materials
We procure our raw materials from a variety of suppliers around the world. Generally, we seek to obtain materials in the region in which our products are manufactured in order to minimize transportation and other costs. The most significant raw materials we use to manufacture our products include copper and resins. As of December 31, 2015, we have not experienced any significant shortages of raw materials and normally do not carry inventories of such raw materials in excess of those reasonably required to meet our production and shipping schedules.
Commodity cost volatility, most notably related to copper, petroleum-based resin products and fuel, is a challenge for us and our industry. We are continually seeking to manage these and other material-related cost pressures using a combination of strategies, including working with our suppliers to mitigate costs, seeking alternative product designs and material specifications, combining our purchase requirements with our customers and/or suppliers, changing suppliers, hedging of certain commodities and other means. In the case of copper, which primarily affects our Electrical/Electronic Architecture segment, contract clauses have enabled us to pass on some of the price increases to our customers and thereby partially offset the impact of increased commodity costs on operating income for the related products. However, other than in the case of copper, our overall success in passing commodity cost increases on to our customers has been limited. We will continue our efforts to pass market-driven commodity cost increases to our customers in an effort to mitigate all or some of the adverse earnings impacts, including by seeking to renegotiate terms as contracts with our customers expire.
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
Employees
As of December 31, 2015, we employed approximately 139,000 people (5,000 in the U.S., and 134,000 outside of the U.S.); 27,000 salaried employees and 112,000 hourly employees. In addition, we maintain an alternative workforce of 34,000 contract and temporary workers. Our employees are represented worldwide by numerous unions and works councils, including the IUE-CWA and the Confederacion De Trabajadores Mexicanos. In the U.S., our employees are represented by only the IUE-CWA, with which we have competitive wage and benefit packages.
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
At December 31, 2015, 2014 and 2013, the undiscounted reserve for environmental investigation and remediation was approximately $4 million, $5 million and $6 million, respectively. Additionally, as of December 31, 2015, 2014 and 2013, the undiscounted reserve for environmental investigation and remediation attributable to discontinued operations included within liabilities held for sale was approximately $6 million, $16 million and $15 million, respectively, of which $0 million, $7 million and $7 million, respectively, related to sites within the U.S. We cannot ensure that our eventual environmental remediation costs and liabilities will not exceed the amount of our current reserves. In the event that such liabilities were to significantly exceed the amounts recorded, our results of operations could be materially affected.

SUPPLEMENTARY ITEM. EXECUTIVE OFFICERS OF THE REGISTRANT
The name, age (as of February 1, 2016), current positions and description of business experience of each of our executive officers are listed below. Our executive officers are elected annually by the Board of Directors and hold office until their successors are elected and qualified or until the officer’s resignation or removal. Positions noted below reflect current service to Delphi Automotive PLC and prior service to Delphi Automotive LLP. Other than Ms. Suver, each officer listed below as a senior vice president was a vice president until February 2012.
Kevin P. Clark, 53, is president and chief executive officer (CEO) of Delphi and is a member of the company's board of directors. Mr. Clark was named president and CEO and became a member of the board in March 2015. Previously, Mr. Clark was chief operating officer (COO) since October 2014. Prior to the COO position, Mr. Clark was chief financial officer and executive vice president since February 2013. He was appointed vice president and chief financial officer in July 2010. Previously, Mr. Clark was a founding partner of Liberty Lane Partners, LLC, a private-equity investment firm focused on building and improving middle-market companies. Prior to Liberty Lane Partners, Mr. Clark served as the chief financial officer of Fisher-Scientific International Inc., a manufacturer, distributor and service provider to the global healthcare market. Mr. Clark served as Fisher-Scientific’s chief financial officer from the company’s initial public offering in 2001 through the completion of its merger with Thermo Electron Corporation in 2006. Prior to becoming chief financial officer, Mr. Clark served as Fisher-Scientific’s corporate controller and treasurer.
Mark J. Murphy, 48, is chief financial officer and executive vice president of Delphi, a position he has held since October 2014. Prior to joining Delphi, Mr. Murphy was president, U.S. Industrial Gases, Praxair, Inc., and prior to that he was president, Praxair Surface Technologies and Electronic Materials. Previously, he served as the chief financial officer for MEMC Electronic Materials, Inc. from 2011 to 2012. From 2000 to 2010, he held various executive positions at Praxair including, corporate controller, president Praxair Electronics, and vice president of finance, IT and human resources of Praxair Asia, based in Shanghai.
Majdi Abulaban, 52, is senior vice president of Delphi and president of Delphi Electrical/Electronic Architecture (E/EA) effective February 2012. He also continues to serve as president of Delphi Asia Pacific. Mr. Abulaban was most recently president of the Connection Systems product business unit for Delphi E/EA. Mr. Abulaban was appointed managing director for the former Packard Electric Systems’ Asia Pacific operations and became chairman of the board for Delphi Packard Electric Systems Co., Ltd, (China) in July 2002. He previously held a variety of assignments, including business line executive for cockpits at the former Safety & Interior division since 2001 and director of Asia Pacific Operations for Delphi Harrison Thermal Systems since January 2000.
Liam Butterworth, 45, was named senior vice president of Delphi and president, Powertrain Systems in February 2014 and assumed responsibilities for Delphi Product & Service Solutions in September 2015. He previously was president of Delphi Connection Systems, a product business unit (PBU) of Delphi E/EA, from October 2012. He joined Delphi in 2012 after the company acquired FCI’s Motorized Vehicles Division, where he had been president and general manager from 2009 through the acquisition by Delphi. He joined FCI in 2000 and held positions in sales, marketing, purchasing and general management. Prior to FCI, Mr. Butterworth worked for Lucas Industries and TRW Automotive.
Jeffrey J. Owens, 61, was named chief technology officer and executive vice president of Delphi in February 2013. He previously was senior vice president and chief technology officer since February 2012. Prior to that role he was vice president of Delphi and president of Delphi Electronics and Safety since October 2009 and was previously vice president and president of Delphi Electronics and Safety, from September 2001 to September 2009. He also served as president of Delphi Asia Pacific from 2006 to 2009.
David M. Sherbin, 56, is senior vice president, general counsel, secretary and chief compliance officer of Delphi. He was named to his current position in October 2009 and previously was vice president, general counsel from October 2005 to October 2009. He was appointed chief compliance officer in January 2006. Prior to joining Delphi, Mr. Sherbin was vice president, general counsel and secretary for Pulte Homes, Inc., a national homebuilder, from January 2005 through September 2005. Mr. Sherbin joined Federal-Mogul Corporation in 1997 and was named senior vice president, general counsel, secretary and chief compliance officer in 2003.
James A. Spencer, 62, is executive vice president of operations as of February 2013. He was previously senior vice president of Delphi and sector president of Electrical and Electronics since February 2012. Prior to that he was vice president of Delphi and president of Delphi Electrical/Electronic Architecture since October 2009. Mr. Spencer was vice president and president of Delphi Electrical/Electronic Architecture, formerly Packard Electric Systems, since 1999 and previously was president of Delphi Asia Pacific from 1999 to 2000. He also has served as president of Delphi Latin America since July 2006.
Susan M. Suver, 56, is senior vice president and chief human resources officer, a position she has held since February 2015. Prior to joining Delphi, Ms. Suver was an executive with United States Steel Corporation, a leading integrated steel producer, where she was senior vice president of human resources & administration from 2013 to 2014 and vice president human resources from 2007 to 2013. Ms. Suver has also held positions with Phelps Dodge Corporation, a metals, mining and industrial manufacturing company, and Arrow Electronics, Inc., a global supply channel for electronic components and software.
Jugal K. Vijayvargiya, 47, is senior vice president of Delphi and president of Delphi Electronics and Safety (E&S). He was named to his current position in February 2012 and was most recently vice president of the Infotainment & Driver Interface PBU for Delphi E&S since August 2009. He was previously general director of the Controls & Security PBU since 2006. Earlier, Mr. Vijayvargiya was global business line executive (BLE) for Body Security & Mechatronics at Delphi Electrical/Electronic Architecture. Prior to his BLE assignment, Mr. Vijayvargiya was director of program management before being named product line manager of Audio Systems in 2002.

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
Our sensitivity to economic cycles and any related fluctuation in the businesses of our customers or potential customers may have a material adverse effect on our financial condition, results of operations or cash flows. While the North American and European economies strengthened in 2015, resulting in increased vehicle production in these regions, there has been a recent moderation in the level of economic growth and an increase in market volatility in China, which has resulted in lower automotive production growth rates in China than those previously experienced. Although automotive production in China increased by 4% in 2015 as compared to 2014, this represents a reduction from the overall level of long-term automotive market growth in the country. Additionally, vehicle production in South America decreased by 19% in 2015 as compared to 2014, which follows a 17% decrease in that region in 2014. As a result, we have experienced and may continue to experience reductions in orders from OEM customers in these regions. A prolonged downturn in the global or regional automotive industry, or a significant change in product mix due to consumer demand, could require us to shut down plants or result in impairment charges, restructuring actions or changes in our valuation allowances against deferred tax assets, which could be material to our financial condition and results of operations. Continued uncertainty relating to the economic conditions in China or South America may continue to have an adverse impact on our business. If global economic conditions deteriorate or economic uncertainty increases, our customers and potential customers may experience deterioration of their businesses, which may result in the delay or cancellation of plans to purchase our products. If vehicle production were to remain at low levels for an extended period of time or if cash losses for customer defaults rise, our cash flow could be adversely impacted, which could result in our needing to seek additional financing to continue our operations. There can be no assurance that we would be able to secure such financing on terms acceptable to us, or at all.
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
Our five largest customers accounted for approximately 38% of our total net sales in the year ended December 31, 2015. Accordingly, our revenues may be disproportionately affected by decreases in any of their businesses or market share. Because our customers typically have no obligation to purchase a specific quantity of parts, a decline in the production levels of any of our major customers, particularly with respect to models for which we are a significant supplier, could disproportionately reduce our sales and thereby adversely affect our financial condition, operating results and cash flows. See Item 1. Supply Relationships with Our Customers.
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
Maintaining a strong position in the Chinese market is a key component of our global growth strategy. The automotive supply market in China is highly competitive, with competition from many of the largest global manufacturers and numerous smaller domestic manufacturers. As the size of the Chinese market continues to increase over the long term, we anticipate that additional competitors, both international and domestic, will seek to enter the Chinese market and that existing market participants will act aggressively to increase their market share. Increased competition may result in price reductions, reduced margins and our inability to gain or hold market share. Additionally, there has been a recent moderation in the level of economic growth and an increase in market volatility in China, which has resulted in lower automotive production growth rates in China than those previously experienced. Although automotive production in China increased by 4% in 2015 as compared to 2014, and is expected to increase by an additional 4% in 2016, this represents a reduction from the overall level of long-term automotive market growth in the country. Our business in China is sensitive to economic and market conditions that drive automotive sales volumes in China and may be impacted if there are reductions in vehicle demand in China. If we are unable to maintain our position in the Chinese market or if vehicle sales in China decrease or do not continue to increase, our business and financial results could be materially adversely affected.
Disruptions in the supply of raw materials and other supplies that we and our customers use in our products may adversely affect our profitability.
We and our customers use a broad range of materials and supplies, including copper and other metals, petroleum-based resins, chemicals, electronic components and semiconductors. A significant disruption in the supply of these materials for any reason could decrease our production and shipping levels, which could materially increase our operating costs and materially decrease our profit margins.
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
The global automotive component supply industry is highly competitive. Competition is based primarily on price, technology, quality, delivery and overall customer service. There can be no assurance that our products will be able to compete successfully with the products of our competitors. Furthermore, the rapidly evolving nature of the markets in which we compete has attracted, and may continue to attract, new entrants, particularly in low-cost countries such as China or in areas of evolving vehicle technologies such as automated driving. Additionally, consolidation in the automotive industry may lead to decreased product purchases from us. As a result, our sales levels and margins could be adversely affected by pricing pressures from OEMs and pricing actions of competitors. These factors led to selective resourcing of business to competitors in the past and may also do so in the future. In addition, any of our competitors may foresee the course of market development more accurately than us, develop products that are superior to our products, have the ability to produce similar products at a lower cost than us, or adapt more quickly than us to new technologies or evolving customer requirements. As a result, our products may not be able to compete successfully with their products. These trends may adversely affect our sales as well as the profit margins on our products.
Increases in costs of the materials and other supplies that we use in our products may have a negative impact on our business.
Significant changes in the markets where we purchase materials, components and supplies for the production of our products may adversely affect our profitability, particularly in the event of significant increases in demand where there is not a corresponding increase in supply, inflation or other pricing increases. In recent periods there have been significant fluctuations in the global prices of copper and petroleum-based resin products, and fuel charges, which have had and may continue to have an unfavorable impact on our business, results of operations or financial condition. Continuing volatility may have adverse effects on our business, results of operations or financial condition. We will continue efforts to pass some supply and material cost increases onto our customers, although competitive and market pressures have limited our ability to do that, particularly with domestic OEMs, and may prevent us from doing so in the future, because our customers are generally not obligated to accept price increases that we may desire to pass along to them. Even where we are able to pass price increases through to the customer, in some cases there is a lapse of time before we are able to do so. The inability to pass on price increases to our customers when raw material prices increase rapidly or to significantly higher than historic levels could adversely affect our operating margins and cash flow, possibly resulting in lower operating income and profitability. We expect to be continually challenged as demand for our principal raw materials and other supplies, including electronic components, is significantly impacted by demand in emerging markets, particularly in China. We cannot provide assurance that fluctuations in commodity prices will not otherwise have a material adverse effect on our financial condition or results of operations, or cause significant fluctuations in quarterly and annual results of operations.
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
From time to time, we have underutilized our manufacturing lines. This excess capacity means we incur increased fixed costs in our products relative to the net revenue we generate, which could have an adverse effect on our results of operations, particularly during economic downturns. If we are unable to improve utilization levels for these manufacturing lines and correctly manage capacity, the increased expense levels will have an adverse effect on our business, financial condition and results of operations. In addition, some of our manufacturing lines are located in China or other foreign countries that are subject to a number of additional risks and uncertainties, including increasing labor costs, which may result from market demand or other factors, and political, social and economic instability.
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
Certain of our non-U.S. subsidiaries sponsor defined benefit pension plans, which generally provide benefits based on negotiated amounts for each year of service. Our primary funded non-U.S. plans are located in Mexico and the United Kingdom and were underfunded by $418 million as of December 31, 2015. The funding requirements of these benefit plans, and the related expense reflected in our financial statements, are affected by several factors that are subject to an inherent degree of uncertainty and volatility, including governmental regulation. In addition to the defined benefit pension plans, we have retirement obligations driven by requirements in many of the countries in which we operate. These legally required plans require payments at the time benefits are due. Obligations, net of plan assets, related to the defined benefit pension plans and statutorily required retirement obligations totaled $823 million at December 31, 2015, of which $11 million is included in accrued liabilities, $814 million is included in long-term liabilities and $2 million is included in long-term assets in our consolidated balance sheet. Key assumptions used to value these benefit obligations and the cost of providing such benefits, funding requirements and expense recognition include the discount rate and the expected long-term rate of return on pension assets. If the actual trends in these factors are less favorable than our assumptions, this could have an adverse effect on our results of operations and financial condition.

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
Additionally, from time to time in the past, we have recorded asset impairment losses relating to specific plants and operations. Generally, we record asset impairment losses when we determine that our estimates of the future undiscounted cash flows from an operation will not be sufficient to recover the carrying value of that facility's building, fixed assets and production tooling. For goodwill, we perform a qualitative assessment of whether it is more likely than not that a reporting unit's value is less than its carrying amount. If the fair value of the reporting unit is less than its carrying amount, we compare its implied fair value of goodwill to its carrying amount. If the carrying amount of goodwill exceeds its implied fair value, the reporting unit would recognize an impairment loss for that excess. We cannot ensure that we will not incur such charges in the future as changes in economic or operating conditions impacting the estimates and assumptions could result in additional impairment.
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
We have currency exposures related to buying, selling and financing in currencies other than the local currencies of the countries in which we operate. Approximately 63% of our net revenue for the year ended December 31, 2015 came from sales outside the United States, which were primarily invoiced in currencies other than the U.S. dollar, and we expect net revenue from non-U.S. markets to continue to represent a significant portion of our net revenue. Accordingly, significant changes in currency exchange rates, particularly the Euro, Chinese Yuan (Renminbi), British Pound and Brazilian Real, could cause fluctuations in the reported results of our businesses’ operations that could negatively affect our results of operations. Price increases caused by currency exchange rate fluctuations may make our products less competitive or have an adverse effect on our margins. Currency exchange rate fluctuations may also disrupt the business of our suppliers by making their purchases of raw materials more expensive and more difficult to finance.
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
The majority of our manufacturing and distribution facilities are in countries outside of the U.S., including Mexico, China and other countries in Asia Pacific, Eastern and Western Europe, South America and Northern Africa. We also purchase raw materials and other supplies from many different countries around the world. For the year ended December 31, 2015, approximately 63% of our net revenue came from sales outside the United States. International operations are subject to certain risks inherent in doing business abroad, including:

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
Increasing our manufacturing footprint in Asian markets, including China, and our business relationships with Asian automotive manufacturers are important elements of our long term strategy. In addition, our strategy includes increasing revenue and expanding our manufacturing footprint in lower-cost regions. As a result, our exposure to the risks described above may be greater in the future. The likelihood of such occurrences and their potential impact on us vary from country to country and are unpredictable.
If we fail to manage our growth effectively or to integrate successfully any new or future business ventures, acquisitions, or strategic alliance into our business, our business could be materially adversely harmed.
We expect to pursue business ventures, acquisitions, and strategic alliances that leverage our technology capabilities, enhance our customer base, geographic penetration and scale to complement our current businesses and we regularly evaluate potential opportunities, some of which could be material. While we believe that such transactions are an integral part of our long-term strategy, there are risks and uncertainties related to these activities. Assessing a potential growth opportunity involves extensive due diligence. However, the amount of information we can obtain about a potential growth opportunity may be limited, and we can give no assurance that new business ventures, acquisitions, and strategic alliances will positively affect our financial performance or will perform as planned. We may not be able to successfully assimilate or integrate companies that we acquire, including their personnel, financial systems, distribution, operations and general operating procedures. We may also encounter challenges in achieving appropriate internal control over financial reporting in connection with the integration of an acquired company. If we fail to assimilate or integrate acquired companies successfully, our business, reputation and operating results could be materially impacted. Likewise, our failure to integrate and manage acquired companies successfully may lead to future impairment of any associated goodwill and intangible asset balances.
We depend on information technology to conduct our business. Any significant disruption could impact our business.
Our ability to keep our business operating effectively depends on the functional and efficient operation of information technology and telecommunications systems. We rely on these systems to make a variety of day-to-day business decisions as well as to track transactions, billings, payments and inventory. Our systems, as well as those of our customers, suppliers, partners, and service providers, are susceptible to interruptions (including those caused by systems failures, cyber attack, malicious computer software (malware), and other natural or man-made incidents or disasters), which may be prolonged. We are also susceptible to security breaches that may go undetected. Although we have taken precautions to mitigate such events, including geographically diverse data centers, redundant infrastructure and the implementation of security measures, a significant or large-scale interruption of our information technology could adversely affect our ability to manage and keep our operations running efficiently and effectively. An incident that results in a wider or sustained disruption to our business could have a material adverse effect on our business, financial condition and results of operations.
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
Certain environmental laws impose liability, sometimes regardless of fault, for investigating or cleaning up contamination on or emanating from our currently or formerly owned, leased or operated property, as well as for damages to property or natural resources and for personal injury arising out of such contamination. Some of these environmental laws may also assess liability on persons who arrange for hazardous substances to be sent to third party disposal or treatment facilities when such facilities are found to be contaminated. At this time, we are involved in various stages of investigation and cleanup related to environmental remediation matters at a number of present and former facilities. The ultimate cost to us of site cleanups is difficult to predict given the uncertainties regarding the extent of the required cleanup, the potential for ongoing environmental monitoring and maintenance that could be required for many years, the interpretation of applicable laws and regulations, alternative cleanup methods, and potential agreements that could be reached with governmental and third parties. While we have environmental reserves of approximately $4 million at December 31, 2015 for the cleanup of presently-known environmental contamination conditions, it cannot be guaranteed that actual costs will not significantly exceed these reserves. We also could be named a potentially responsible party at additional sites in the future and the costs associated with such future sites may be material.
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
In addition, we conduct significant business operations in Brazil that are subject to the Brazilian federal labor, social security, environmental, tax and customs laws as well as a variety of state and local laws. While we believe we comply with such laws, they are complex, subject to varying interpretations, and we are often engaged in litigation with government agencies regarding the application of these laws to particular circumstances. As of December 31, 2015, the majority of claims asserted against Delphi in Brazil relate to such litigation. The remaining claims relate to commercial and labor litigation with private parties in Brazil. As of December 31, 2015, claims totaling approximately $135 million (using December 31, 2015 foreign currency rates) have been asserted against Delphi in Brazil. As of December 31, 2015, we maintained reserves for these asserted claims of approximately $23 million (using December 31, 2015 foreign currency rates).
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
Delphi Automotive LLP, which acquired certain assets in a bankruptcy court approved transaction (the "Bankruptcy Plan") on October 6, 2009 (the "Acquisition Date"), was established on August 19, 2009 as a limited liability partnership incorporated under the laws of England and Wales. At the time of its formation, Delphi Automotive LLP elected to be treated as a partnership for U.S. federal income tax purposes. On June 24, 2014, the Internal Revenue Service (the “IRS”) issued us a Notice of Proposed Adjustment (the "NOPA") asserting that it believes Section 7874(b) of the Internal Revenue Code applied to Delphi Automotive LLP and that it should be treated as a domestic corporation for U.S. federal income tax purposes, retroactive to the Acquisition Date. If Delphi Automotive LLP was treated as a domestic corporation for U.S. federal income tax purposes, the Company also expected that, although Delphi Automotive PLC is incorporated under the laws of Jersey and a tax resident in the U.K., it would also have been treated as a domestic corporation for U.S. federal income tax purposes. If Delphi Automotive LLP and Delphi Automotive PLC were treated as domestic corporations for U.S. federal income tax purposes, we would have been subject to U.S. federal income tax on our worldwide taxable income.
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
If these entities are treated as domestic corporations for U.S. federal income tax purposes, the Company will be subject to U.S. federal income tax on its worldwide taxable income, including distributions, as well as deemed income inclusions from some of its non-U.S. subsidiaries. This could have a material adverse impact on our income tax liability. As a U.S. company, any dividends we pay to non-U.S. shareholders could also be subject to U.S. federal income tax withholding at a rate of 30% (unless reduced or eliminated by an income tax treaty), and it is possible that tax may be withheld on such dividends in certain circumstances even before a final determination has been made with respect to the Company's U.S. income tax status. In addition, we could be liable for the failure by Delphi Automotive LLP to withhold U.S. federal income taxes on distributions to its non-U.S. members for periods beginning on or after the Acquisition Date. If we are unsuccessful in contesting the IRS’s assertion, we expect any unfavorable final outcome to adversely impact our tax position by increasing our long-term effective tax rate to approximately 20% to 22%. For the year ended December 31, 2015, our effective tax rate was 17%.
Taxing authorities could challenge our historical and future tax positions.
The amount of tax we pay is subject to our interpretation of applicable tax laws in the jurisdictions in which we file. We have taken and will continue to take tax positions based on our interpretation of such tax laws. In particular, we will seek to organize and operate ourselves in such a way that we are and remain tax resident in the United Kingdom. While we believe that we have complied with all applicable tax laws, there can be no assurance that a taxing authority will not have a different interpretation of the law and assess us with additional taxes. Should additional taxes be assessed, this may result in a material adverse effect on our results of operations and financial condition.

ITEM 1B. UNRESOLVED STAFF COMMENTS
We have no unresolved SEC staff comments to report.

ITEM 2. PROPERTIES
As of December 31, 2015, we owned or leased 126 major manufacturing sites and 14 major technical centers. A manufacturing site may include multiple plants and may be wholly or partially owned or leased. We also have many smaller manufacturing sites, sales offices, warehouses, engineering centers, joint ventures and other investments strategically located throughout the world. We have a presence in 44 countries. The following table shows the regional distribution of our major manufacturing sites by the operating segment that uses such facilities:

	North America	Europe, Middle East & Africa	Asia Pacific	South America	Total
Electrical/Electronic Architecture	30	32	25	5	92
Powertrain Systems	4	10	5	2	21
Electronics and Safety	3	7	3	—	13
Total	37	49	33	7	126
In addition to these manufacturing sites, we had 14 major technical centers: four in North America; five in Europe, Middle East and Africa; four in Asia Pacific; and one in South America.
Of our 126 major manufacturing sites and 14 major technical centers, which include facilities owned or leased by our consolidated subsidiaries, 77 are primarily owned and 63 are primarily leased.
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
GM Ignition Switch Recall
In the first quarter of 2014, GM, Delphi’s largest customer, initiated a product recall related to ignition switches. Delphi received requests for information from, and cooperated with, various government agencies related to this ignition switch recall. In addition, Delphi was initially named as a co-defendant along with GM (and in certain cases other parties) in class action and product liability lawsuits related to this matter. As of December 31, 2015, Delphi was not named as a defendant in any class action complaints. Although no assurances can be made as to the ultimate outcome of these or any other future claims, Delphi does not believe a loss is probable and, accordingly, no reserve has been made as of December 31, 2015.
Unsecured Creditors Litigation
The Fourth Amended and Restated Limited Liability Partnership Agreement of Delphi Automotive LLP (the “Fourth LLP Agreement”) was entered into on July 12, 2011 by the members of Delphi Automotive LLP in order to position the Company for its initial public offering. Under the terms of the Fourth LLP Agreement, if cumulative distributions to the members of Delphi Automotive LLP under certain provisions of the Fourth LLP Agreement exceed $7.2 billion, Delphi, as disbursing agent on behalf of DPHH, is required to pay to the holders of allowed general unsecured claims against DPHH $32.50 for every $67.50 in excess of $7.2 billion distributed to the members, up to a maximum amount of $300 million. In December 2014, a complaint was filed in the Bankruptcy Court alleging that the redemption by Delphi Automotive LLP of the membership interests of GM and the PBGC, and the repurchase of shares and payment of dividends by Delphi Automotive PLC, constituted distributions under the terms of the Fourth LLP Agreement approximating $7.2 billion. Delphi considers cumulative distributions through December 31, 2015 to be substantially below the $7.2 billion threshold, and intends to vigorously contest the allegations set forth in the complaint. In June 2015, the plaintiffs' and Delphi's motions for summary judgment were denied.

Both parties filed supplemental briefs in July 2015. Although no assurances can be made as to the ultimate outcome of this claim, Delphi does not believe a loss is probable and, accordingly, no reserve has been made as of December 31, 2015.
Brazil Matters
Delphi conducts significant business operations in Brazil that are subject to the Brazilian federal labor, social security, environmental, tax and customs laws, as well as a variety of state and local laws. While Delphi believes it complies with such laws, they are complex, subject to varying interpretations, and the Company is often engaged in litigation with government agencies regarding the application of these laws to particular circumstances. As of December 31, 2015, the majority of claims asserted against Delphi in Brazil relate to such litigation. The remaining claims in Brazil relate to commercial and labor litigation with private parties. As of December 31, 2015, claims totaling approximately $135 million (using December 31, 2015 foreign currency rates) have been asserted against Delphi in Brazil. As of December 31, 2015, the Company maintains accruals for these asserted claims of $23 million (using December 31, 2015 foreign currency rates). The amounts accrued represent claims that are deemed probable of loss and are reasonably estimable based on the Company’s analyses and assessment of the asserted claims and prior experience with similar matters. While the Company believes its accruals are adequate, the final amounts required to resolve these matters could differ materially from the Company’s recorded estimates and Delphi’s results of operations could be materially affected.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our ordinary shares have been publicly traded since November 17, 2011 when our ordinary shares were listed and began trading on the New York Stock Exchange ("NYSE") under the symbol “DLPH.”
The following table sets forth the high and low sales price per share of our ordinary shares, as reported by NYSE, for 2014 and 2015. As of January 29, 2016, there were approximately 4 shareholders of record of our ordinary shares.

	Price Range of Ordinary Shares
	High	Low
2014
Period from January 1 through March 31, 2014	$68.14	$58.22
Period from April 1 through June 30, 2014	71.27	64.33
Period from July 1 through September 30, 2014	71.96	61.21
Period from October 1 through December 31, 2014	74.88	58.23
2015
Period from January 1 through March 31, 2015	$82.24	$66.10
Period from April 1 through June 30, 2015	90.57	78.17
Period from July 1 through September 30, 2015	86.31	66.27
Period from October 1 through December 31, 2015	88.89	75.18
The following graph reflects the comparative changes in the value from November 17, 2011, the first day of our ordinary shares trading on the NYSE, through December 31, 2015, assuming an initial investment of $100 and the reinvestment of dividends, if any in (1) our ordinary shares, (2) the S&P 500 index, and (3) the Automotive Supplier Peer Group. Historical performance may not be indicative of future shareholder returns.

Stock Performance Graph
*    $100 invested on 11/17/11 in our stock or 10/31/11 in the relevant index, including reinvestment of dividends. Fiscal year ending December 31, 2015.

(1)	Delphi Automotive PLC

(2)	S&P 500 – Standard & Poor’s 500 Total Return Index

(3)
Automotive Supplier Peer Group – Russell 3000 Auto Parts Index, including American Axle & Manufacturing, BorgWarner Inc., Cooper Tire & Rubber Company, Dana Holding Corp., Delphi Automotive PLC, Dorman Products Inc., Federal-Mogul Corp., Ford Motor Co., Fuel Systems Solutions Inc., General Motors Co., Gentex Corp., Gentherm Inc., Genuine Parts Co., Johnson Controls Inc., Lear Corp., LKQ Corp., Meritor Inc., Standard Motor Products Inc., Stoneridge Inc., Superior Industries International, Tenneco Inc., Tesla Motors Inc., The Goodyear Tire & Rubber Co., Tower International Inc., Visteon Corp., and WABCO Holdings Inc.

Company Index	November 17, 2011	December 31, 2011	December 31, 2012	December 31, 2013	December 31, 2014	December 31, 2015
Delphi Automotive PLC (1)	$100.00	$100.98	$179.33	$285.81	$350.82	$418.67
S&P 500 (2)	100.00	100.80	116.93	154.80	175.99	178.43
Automotive Supplier Peer Group (3)	100.00	89.62	109.96	166.26	176.25	171.91
Dividends
The Company has declared and paid cash dividends of $0.25 per ordinary share in each quarter of 2014 and 2015. In addition, in January 2016, the Board of Directors increased the annual dividend rate to $1.16 per ordinary share, and declared a regular quarterly cash dividend of $0.29 per ordinary share, payable on February 29, 2016 to shareholders of record at the close of business on February 17, 2016.

Equity Compensation Plan Information
The table below contains information about securities authorized for issuance under equity compensation plans. The features of these plans are discussed further in Note 21. Share-Based Compensation to our consolidated financial statements.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Restricted Common Stock Warrants and Rights (a)		Weighted-Average Exercise Price of Outstanding Options, Restricted Common Stock Warrants and Rights (b)		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	2,014,654	(1)	$—	(2)	16,995,905	(3)
Equity compensation plans not approved by security holders	—		—		—
Total	2,014,654		—		16,995,905

(1)
Includes (a) 24,442 outstanding restricted stock units granted to our Board of Directors and (b) 1,990,212 outstanding time- and performance-based restricted stock units granted to our executives. All grants were made under the Delphi Automotive PLC Long Term Incentive Plan, as amended and restated effective April 23, 2015 (the "PLC LTIP").

(2)	The restricted stock units have no exercise price.

(3)	Remaining shares available under the PLC LTIP.
Repurchase of Equity Securities
A summary of our ordinary shares repurchased during the quarter ended December 31, 2015, is shown below:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (in millions) (3)
October 1, 2015 to October 31, 2015	688,000	$81.25	688,000	$651
November 1, 2015 to November 30, 2015	1,118,900	83.05	1,118,900	558
December 1, 2015 to December 31, 2015	600,000	84.92	600,000	507
Total	2,406,900	83.00	2,406,900

(1)	The total number of shares purchased under the Board authorized plans described below.

(2)	Excluding commissions.

(3)
In January 2015, the Board of Directors authorized a share repurchase program of up to $1.5 billion. This program follows the completion of the previously announced share repurchase program of $1 billion, which was approved by the Board of Directors in January 2014. The timing of repurchases is dependent on price, market conditions and applicable regulatory requirements.

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
The assets and liabilities and operating results for the previously reported Thermal Systems segment have been reclassified as discontinued operations separate from the Company’s continuing operations for all periods presented. For further information regarding discontinued operations, see Note 25. Discontinued Operations to the audited consolidated financial statements included herein.

	Year Ended December 31,
	2015	2014	2013	2012 (1)	2011
	(dollars and shares in millions, except per share data)
Statements of operations data:
Net sales	$15,165	$15,499	$15,051	$14,070	$14,399
Depreciation and amortization (2)	540	540	499	445	433
Operating income	1,723	1,758	1,627	1,390	1,489
Interest expense	(127)	(135)	(143)	(136)	(123)
Income from continuing operations	1,261	1,380	1,241	1,095	1,096
Income from discontinued operations, net of tax	274	60	60	65	127
Net income	1,535	1,440	1,301	1,160	1,223
Net income attributable to noncontrolling interest	85	89	89	83	78
Net income attributable to Delphi	1,450	1,351	1,212	1,077	1,145

Net income per share data:
Basic net income per share:
Continuing operations	$4.16	$4.36	$3.76	$3.19	$2.45
Discontinued operations	0.92	0.14	0.14	0.15	0.27
Basic net income per share attributable to Delphi	$5.08	$4.50	$3.90	$3.34	$2.72
Diluted net income per share:
Continuing operations	$4.14	$4.34	$3.75	$3.18	$2.45
Discontinued operations	0.92	0.14	0.14	0.15	0.27
Diluted net income per share attributable to Delphi	$5.06	$4.48	$3.89	$3.33	$2.72
Weighted average shares outstanding	285	300	311	323	421
Cash dividends declared and paid	$1.00	$1.00	$0.68	$—	$—

Other financial data:
Capital expenditures	$704	$779	$605	$642	$560
Adjusted operating income (3)	1,971	1,925	1,779	1,577	1,532
Adjusted operating income margin (4)	13.0%	12.4%	11.8%	11.2%	10.6%
Net cash provided by operating activities (5)	$1,703	$2,135	$1,750	$1,478	$1,377
Net cash used in investing activities (5)	(1,699)	(1,186)	(655)	(1,631)	(10)
Net cash used in financing activities (5)	(284)	(1,398)	(822)	(105)	(3,194)

	As of December 31,
	2015 (6)	2014	2013	2012	2011
	(in millions, except employee data)
Balance sheet and employment data:
Cash and cash equivalents	$535	$859	$1,337	$1,019	$1,299
Total assets (7)	$11,973	$10,721	$11,016	$10,126	$9,069
Total debt (7)	$4,008	$2,426	$2,381	$2,414	$2,044
Working capital, as defined (8)	$1,390	$1,135	$1,152	$1,213	$1,086
Shareholders’ equity	$2,733	$3,013	$3,434	$2,830	$2,171
Global employees (9)	139,000	127,000	117,000	118,000	104,000

(1)
On October 26, 2012, we completed the acquisition of the Motorized Vehicles Division of FCI (“MVL”). MVL is a leading global manufacturer of automotive connection systems with a focus on high-value, leading technology applications. Given the timing of the acquisition it is not fully reflected in our 2012 results and impacts comparability to 2013 results.

(2)	Includes long-lived asset and goodwill impairments.
(3)
Our management utilizes net income before interest expense, other income (expense), net, income tax expense, equity income (loss), net of tax, income (loss) from discontinued operations, net of tax, restructuring, other acquisition and portfolio project costs (which includes costs incurred to integrate acquired businesses and to plan and execute product portfolio transformation actions, including business and product acquisitions and divestitures), asset impairments and gains (losses) on business divestitures (“Adjusted Operating Income”) to evaluate performance. Management utilizes Adjusted Operating Income as the key performance measure of segment income or loss and for planning and forecasting purposes, as management believes this measure is most reflective of the operational profitability or loss of Delphi's operating segments. Adjusted Operating Income should not be considered a substitute for results prepared in accordance with U.S. GAAP and should not be considered an alternative to net income attributable to Delphi, which is the most directly comparable financial measure to Adjusted Operating Income that is in accordance with U.S. GAAP. Adjusted Operating Income, as determined and measured by Delphi, should also not be compared to similarly titled measures reported by other companies.

The reconciliation of Adjusted Operating Income to Operating Income includes restructuring, other acquisition and portfolio project costs (which includes costs incurred to integrate acquired businesses and to plan and execute product portfolio transformation actions, including business and product acquisitions and divestitures), asset impairments and gains (losses) on business divestitures. The reconciliation of Adjusted Operating Income to net income (loss) attributable to the Company is as follows:

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(in millions)
Adjusted operating income	$1,971	$1,925	$1,779	$1,577	$1,532
Restructuring	(177)	(140)	(137)	(163)	(30)
Other acquisition and portfolio project costs	(47)	(20)	(15)	(9)	—
Asset impairments	(16)	(7)	—	(15)	(13)
Gain (loss) on business divestitures, net	(8)	—	—	—	—
Operating income	$1,723	$1,758	$1,627	$1,390	$1,489
Interest expense	$(127)	$(135)	$(143)	$(136)	$(123)
Other (expense) income, net	(88)	(8)	(18)	5	(15)
Income from continuing operations before income taxes and equity income	1,508	1,615	1,466	1,259	1,351
Income tax expense	(263)	(255)	(240)	(174)	(275)
Equity income, net of tax	16	20	15	10	20
Income from continuing operations	1,261	1,380	1,241	1,095	1,096
Income from discontinued operations, net of tax	274	60	60	65	127
Net income	1,535	1,440	1,301	1,160	1,223
Net income attributable to noncontrolling interest	85	89	89	83	78
Net income attributable to Delphi	$1,450	$1,351	$1,212	$1,077	$1,145

(4)	Adjusted operating income margin is defined as adjusted operating income as a percentage of revenues.
(5)	Includes amounts attributable to discontinued operations.
(6)
On December 18, 2015, we completed the acquisition of HellermannTyton Group PLC, a leading global manufacturer of high-performance and innovative cable management solutions, impacting comparability of our 2015 and 2014 results.

(7)
Prior year amounts have been recast to reflect the adoption of ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, as further described in Note 2. Significant Accounting Policies to the audited consolidated financial statements included herein.

(8)	Working capital is calculated herein as accounts receivable plus inventories less accounts payable.
(9)	Excludes temporary and contract workers. As of December 31, 2015, we employed approximately 34,000 temporary and contract workers. Prior periods include employees of discontinued operations.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following management’s discussion and analysis of financial condition and results of operations (“MD&A”) is intended to help you understand the business operations and financial condition of the Company for the three year period ended December 31, 2015. This discussion should be read in conjunction with Item 8. Financial Statements and Supplementary Data. Our MD&A is presented in seven sections:

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
As further described in Note 25. Discontinued Operations to the audited consolidated financial statements included herein, on June 30, 2015 we completed the sale of the Company's wholly owned Thermal Systems business to MAHLE GmbH ("MAHLE") for net cash proceeds of approximately $660 million. During the third quarter of 2015 we completed the sale of our interest in the Korea Delphi Automotive Systems Corporation ("KDAC") joint venture to a separate buyer for net cash proceeds of $70 million. We have also entered into a separate agreement for the sale of our interest in our Shanghai Delphi Automotive Air Conditioning ("SDAAC") joint venture, which is expected to close in the first half of 2016, subject to customary regulatory and other approvals. These joint ventures were previously reported within the Thermal Systems segment. The divestiture of the Thermal Systems business positions us with a strategically focused product portfolio in high-growth spaces to meet consumer preferences for products that address the industry mega-trends of Safe, Green and Connected. Proceeds from the sale were used to fund future growth initiatives, including acquisitions, as well as share repurchases. As the disposal of the Thermal Systems business represents a strategic shift that will have a major effect on the Company's operations and financial results, the assets and liabilities, operating results, and operating and investing cash flows for the previously reported Thermal Systems segment are presented as discontinued operations separate from the Company’s continuing operations for all periods presented. This Management’s Discussion and Analysis reflects the results of continuing operations, unless otherwise noted.
Executive Overview
Our Business
We are a leading global vehicle components manufacturer and provide electrical and electronic, powertrain and active safety technology solutions to the global automotive and commercial vehicle markets. We are one of the largest vehicle component manufacturers, and our customers include all 25 of the largest automotive original equipment manufacturers (“OEMs”) in the world.
Business Strategy
We believe the Company is well-positioned for growth from increasing global vehicle production volumes, increased demand for our Safe, Green and Connected products which are being added to vehicle content, and new business wins with existing and new customers. We have successfully created a competitive cost structure, continued to align our product offerings with the high-growth industry mega-trends and re-aligned our manufacturing footprint into an efficient, low-cost regional service model, allowing us to increase our profit margins.
Our achievements in 2015 included the following:

•	Generating gross business bookings of $26.2 billion, based upon expected volumes and pricing;

•	Generating $1.7 billion of cash from continuing operations and net income of $1.5 billion;

•
Continuing our focus on diversifying our geographic, product and customer mix, resulting in 37% of our 2015 net sales generated in the North American market, 25% generated from the Asia Pacific region, which we have identified as a key market likely to experience long term growth, and 14% generated from our largest customer;

•
Strategically positioning the Company's product portfolio in high-growth spaces to meet consumer preferences for products that address the industry mega-trends of Safe, Green and Connected, including $1.5 billion invested in research & development in 2015, which includes approximately $300 million of co-investment by customers and government agencies, and through a series of value enhancing portfolio modifications, which included:

•
Acquiring HellermannTyton Group PLC ("HellermannTyton"), a leading global manufacturer of high-performance and innovative cable management solutions, which expanded our product offerings within the connected vehicle solutions market and further strengthened our leading position in the electrical architecture market, while also providing a platform to grow HellermannTyton’s adjacent industrial end markets, including aerospace, defense, alternative energy and mass transit;

•	Enhancing our leading active safety and automated driving capabilities through the acquisition of Ottomatika, Inc. and strategic investment in Quanergy Systems, Inc.;

•	Further increasing our software and services capabilities through the acquisition of Control-Tec LLC and strategic investment in Tula Technology, Inc.; and

•	Completing the divestitures of our wholly owned Thermal Systems business for $660 million and our KDAC joint venture interest for $70 million

•	Executing $1.2 billion of share repurchases;

•
Maximizing our operational flexibility and profitability at all points in the normal automotive business cycle, by having approximately 95% of our hourly workforce based in low cost countries and approximately 23% of our hourly workforce composed of temporary employees; and

•
Leveraging our investment grade credit metrics to further refine our capital structure and increase our financial flexibility by successfully issuing €700 million of 1.50% Euro-denominated senior unsecured notes, utilizing the proceeds primarily to redeem our 6.125% Senior Notes, as well as successfully issuing $650 million of 3.15% senior unsecured notes and $650 million of 4.25% senior unsecured notes to finance a portion of the acquisition of HellermannTyton.

Our strategy is to build on these accomplishments and continue to develop and manufacture innovative market-relevant products for a diverse base of customers around the globe and leverage our lean and flexible cost structure to achieve strong and disciplined earnings growth and returns on invested capital. Through our culture of innovation and world class engineering capabilities we intend to employ our rigorous, forward-looking product development process to deliver new technologies that provide solutions to OEMs. We are committed to creating value for our shareholders. We expanded our repurchases of ordinary shares in 2015 to $1.2 billion. In 2015, we also continued to return cash to our shareholders, paying cash dividends totaling $286 million. Our key strategic priorities include:
Targeting the right business with the right customers. We intend to be strategic in our pursuit of new business and customers in order to achieve disciplined, above-market growth. We conduct in-depth analysis of market share and product trends by region in order to prioritize research, development and engineering spend for the customers that we believe will be successful. Collaboration with customers in our 14 major technical centers around the world helps us develop innovative product solutions designed to meet their needs. As more OEMs design vehicles for global platforms, where the same vehicle architecture is shared among different regions, we are well suited to provide global design and engineering support while manufacturing these products for a specific regional market.
Leveraging our engineering and technological capabilities. We seek to leverage our strong product portfolio tied to the industry’s key mega-trends with our global footprint to increase our revenues, as well as committing to substantial annual investment in research and development to maintain and enhance our leadership in each of our product lines.
Capitalizing on our scale, global footprint and established position in emerging markets. We intend to generate sustained growth by capitalizing on the breadth and scale of our operating capabilities. Our global footprint provides us important proximity to our customers’ manufacturing facilities and allows us to serve them in every region in which they operate. We anticipate that we will continue to build upon our extensive geographic reach to capitalize on growing automotive markets, particularly in China. In addition, our presence in low cost countries positions us to realize incremental margin improvements as the global balance of automotive production shifts towards emerging markets.
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
Pursuing selected acquisitions and strategic investments. In 2015 we completed the acquisition of HellermannTyton, a leading global manufacturer of high-performance and innovative cable management solutions. This acquisition enhances our position as a leading supplier of automotive electrical/electronic architecture and expands our product portfolio within the connected vehicle solutions market. We also completed other selected acquisitions and strategic investments in order to continue to enhance our product offerings and competitive position in growing market segments. We intend to continue to pursue selected transactions that leverage our technology capabilities and enhance and expand our product offerings, customer base, geographic penetration and scale to complement our current businesses.
Trends, Uncertainties and Opportunities
Rate of economic recovery. Our business is directly related to automotive sales and automotive vehicle production by our customers. Automotive sales depend on a number of factors, including global and regional economic conditions. Although global automotive vehicle production increased 2% from 2014 to 2015, and is expected to increase by an additional 2% in 2016, the economic recovery has remained uneven from a regional perspective. Vehicle production increased by 4% in both North America and Europe as consumer demand for vehicles increased as a result of these economies strengthening in 2015. Both the North American and European economies are expected to continue to experience moderate improvement, resulting in vehicle production growth of 3% in North America and 2% in Europe in 2016 as compared to 2015. However, despite the continuing strengthening in North America and Europe, there has been a recent moderation in the level of economic growth and an increase in market volatility in China, which has resulted in lower automotive production growth rates in China than those previously experienced. As a result of this volatility in China, there was a significant reduction in vehicle production during the third quarter of 2015; however, production recovered strongly in the fourth quarter of 2015. Although automotive production in China increased by 4% for the full year of 2015 as compared to 2014, and is expected to increase by an additional 4% in 2016, this represents a reduction from the overall level of long-term automotive market growth in the country. Additionally, vehicle production in South America, our smallest region, decreased by 19% in 2015 as compared to 2014, and is expected to decrease by an additional 10% in 2016.
Economic volatility in China, continued weakness in South America, or weakness in Europe or North America could result in a significant reduction in automotive sales and production by our customers, which would have an adverse effect on our business, results of operations and financial condition. Additionally, economic weakness may result in shifts in the mix of future automotive sales (from vehicles with more content such as luxury vehicles, trucks and sport utility vehicles toward smaller passenger cars). While our diversified customer and geographic revenue base, along with our flexible cost structure, have well positioned us to withstand the impact of industry downturns and benefit from industry upturns, shifts to vehicles with less content would adversely impact our profitability.
Emerging markets growth. Despite the recent moderation in the level of economic growth in China, rising income levels in China and other emerging markets have resulted and are expected to result in stronger growth rates in these markets over the long term. Our strong global presence, and presence in these markets, have positioned us to experience above-market growth rates over the long term. We continue to expand our established presence in emerging markets, positioning us to benefit from the expected continued long term growth opportunities in these regions. We are capitalizing on our long-standing relationships with the global OEMs and further enhancing our positions with the emerging market OEMs to continue expanding our worldwide leadership. We continue to build upon our extensive geographic reach to capitalize on fast-growing automotive markets. We believe that our presence in low cost countries positions us to realize incremental margin improvements as the global balance of automotive production shifts towards the emerging markets.
We have a strong presence in China, where we have operated for over 20 years, including a major manufacturing base, which has included investments in 6 new manufacturing facilities since 2012. All of our business segments have operations and sales in China. As a result, we have well-established relationships with all of the major OEMs in China. Our business in China remains sensitive to economic and market conditions that drive automotive sales volumes in China, and may be impacted if there are reductions in vehicle demand in China. However, we continue to believe there is long term growth potential in this market based on increasing long term automotive and vehicle content demand.
Market driven products. Our product offerings satisfy the OEMs’ need to meet increasingly stringent government regulations and meet consumer preferences for products that address the mega-trends of Safe, Green and Connected, leading to increased content per vehicle, greater profitability and higher margins. With these offerings, we believe we are well-positioned to benefit from the growing demand for vehicle content related to safety, fuel efficiency, emissions control, automated features and connectivity to the global information network. Our Electrical/Electronic Architecture and Electronics and Safety segments are benefiting from the substantial increase in vehicle content and electrification requiring a complex and reliable electrical architecture and systems to operate, such as hybrid power electronics, automated advanced driver assistance technologies, electrical vehicle monitoring, active safety systems, lane departure warning systems, integrated vehicle cockpit displays, navigation systems and technologies that enable connected infotainment in vehicles. Our ability to design a reliable electrical architecture that optimizes power distribution and/or consumption is key to satisfying the OEMs’ need to reduce emissions while continuing to meet consumer demand for increased vehicle content and technology. Additionally, our Powertrain Systems segment is also focused on addressing the demand for increased fuel efficiency and emission control through products such as gasoline direct injection (GDi) fuel systems.
Global capabilities. Many OEMs are continuing to adopt global vehicle platforms to increase standardization, reduce per unit cost and increase capital efficiency and profitability. As a result, OEMs are selecting suppliers that have the capability to manufacture products on a worldwide basis, as well as the flexibility to adapt to regional variations. Suppliers with global scale and strong design, engineering and manufacturing capabilities, are best positioned to benefit from this trend. Our global footprint enables us to serve the global OEMs on a worldwide basis as we gain market share with the emerging market OEMs. This regional model principally services the North American market out of Mexico, the South American market out of Brazil, the European market out of Eastern Europe and North Africa and the Asia Pacific market out of China, and we have continued to rotate our manufacturing footprint to low cost locations within these regions.
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
Engineering, design & development. Our history and culture of innovation have enabled us to develop significant intellectual property and design and development expertise to provide advanced technology solutions that meet the demands of our customers. We have a team of more than 19,000 scientists, engineers and technicians focused on developing leading product solutions for our key markets, located at 14 major technical centers in Brazil, China, France, Germany, India, Luxembourg, Mexico, Poland, South Korea, the United Kingdom and the United States. We invest approximately $1.5 billion (which includes approximately $300 million co-investment by customers and government agencies) annually in research and development, including engineering, to maintain our portfolio of innovative products, and owned/held approximately 8,500 patents and protective rights as of December 31, 2015. We also encourage “open innovation” and collaborate extensively with peers in the industry, government agencies and academic institutions. Our technology competencies are recognized by both customers and government agencies, who have co-invested approximately $300 million annually in new product development, accelerating the pace of innovation and reducing the risk associated with successful commercialization of technological breakthroughs.
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
We are focused on maintaining a low fixed cost structure that provides us flexibility to remain profitable despite decreases in industry volumes and at all points of the traditional vehicle industry production cycle. We believe that our lean cost structure will allow us to remain profitable at all points of the traditional vehicle industry production cycle. As a result, approximately 95% of our hourly workforce is located in low cost countries. Furthermore, we have substantial operational flexibility by leveraging a large workforce of temporary workers, which represented approximately 23% of the hourly workforce as of December 31, 2015. However, we will continue to adjust our cost structure and optimize our manufacturing footprint in response to changes in the global and regional automotive markets, as evidenced by our on-going restructuring programs focused on aligning our manufacturing capacity and footprint with the current automotive production levels in Europe and South America and the continued rotation of our manufacturing footprint to low cost locations within these regions. As we continue to operate in a cyclical industry that is impacted by movements in the global and regional economies, we continually evaluate opportunities to further refine our cost structure. Assuming constant product mix and pricing, based on our 2015 results, we estimate that our EBITDA breakeven level would be reached if we experienced a 45% downturn to current product volumes.
We have a strong balance sheet with gross debt of approximately $4.0 billion and substantial liquidity of approximately $2.0 billion of cash and cash equivalents and available financing under our Revolving Credit Facility (as defined below in Liquidity and Capital Resources) as of December 31, 2015, and no significant U.S. defined benefit or workforce postretirement health care benefits and employer-paid postretirement basic life insurance benefits (“OPEB”) liabilities. We intend to maintain strong financial discipline targeting industry-leading earnings growth, cash flow generation and return on invested capital and to maintain sufficient liquidity to sustain our financial flexibility throughout the industry cycle.
OEM product recalls. There was a significant increase in the number of vehicles recalled globally by OEMs in 2014 and 2015. In the U.S., a record number of vehicle recalls were initiated in 2014, and recalls in 2015 continued to remain above historical levels. These recalls can either be initiated by the OEMs or influenced by regulatory agencies. Although there are differing rules and regulations across countries governing recalls for safety issues, the overall transition towards global vehicle platforms may also contribute to increased recalls outside of the U.S., as automotive components are increasingly standardized across regions. Given the sensitivity to safety issues in the automotive industry, including increased focus from regulators and consumers, we anticipate the number of automotive recalls may remain above historical levels in the near future. Additionally, in 2015, our second-largest customer, Volkswagen Group (“VW”), initiated a process to recall certain diesel vehicles that were found to violate vehicle emissions standards. Although we supplied engine controllers for a limited number of affected vehicles manufactured and sold outside of North America, we do not currently expect any adverse impacts directly resulting from this matter. However, we are dependent on the continued growth, viability and financial stability of our customers. Although we engage in extensive product quality programs and processes, and have not experienced any significant impacts to date as a result of the recalls that have been initiated, it is possible that we may be adversely affected in the future if the pace of these recalls continues.
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
Industry consolidation. Consolidation among worldwide suppliers is expected to continue as suppliers seek to achieve operating synergies and value stream efficiencies, acquire complementary technologies and build stronger customer relationships as OEMs continue to expand globally. We believe companies with strong balance sheets and financial discipline are in the best position to take advantage of the industry consolidation trend. As further described below, on December 18, 2015, we completed the acquisition of HellermannTyton, a leading global manufacturer of high-performance and innovative cable management solutions, which expands our product portfolio within the connected vehicle solutions market and will help us capitalize on the connected car megatrend. We are integrating HellermannTyton into our Electrical/Electronic Architecture segment. Given the timing of the acquisition it is not fully reflected in our 2015 results.
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

Consolidated Results of Operations
In 2015, total global OEM production volumes increased 2% from 2014. Although total global OEM production volumes increased, indicating continued stabilization of the global economy, the economic recovery has remained uneven from a regional perspective. While the North American and European economies strengthened in 2015, resulting in increased vehicle production in these regions, there has been a recent moderation in the level of economic growth and an increase in market volatility in China, which has resulted in lower automotive production growth rates in China than those previously experienced. Although automotive production in China increased by 4% in 2015 as compared to 2014, this represents a reduction from the overall level of long-term automotive market growth in the country. Additionally, vehicle production in South America decreased by 19% in 2015 as compared to 2014, which follows a 17% decrease in that region in 2014.
In light of the economic uncertainties and reductions to vehicle production in certain regions, we have initiated restructuring actions as appropriate in order to align our manufacturing capacity and footprint with the current automotive production levels, and to continue the rotation of our manufacturing footprint to low cost locations. As we continue to operate in a cyclical industry that is impacted by movements in the global and regional economies, we continually evaluate opportunities to further adjust our cost structure. However, we believe our strong balance sheet coupled with our flexible cost structure will position us to capitalize on any strengthening of the global economy and improvements in OEM production volumes.
Our total net sales during the year ended December 31, 2015 were $15.2 billion, a decrease of 2% compared to 2014. This compares to total global OEM production increases of 2% in 2015. The decrease in our total net sales is primarily attributable to unfavorable foreign currency impacts, which offset increased sales volumes in North America, Europe and Asia Pacific. Partially offsetting these increases were reduced sales volumes in our smallest region, South America, due to continuing economic weakness, resulting in continued reductions in OEM production schedules in the region. Our overall lean cost structure, along with above-market sales growth in North America, Europe and Asia Pacific, enabled us to improve gross margins in the year ended December 31, 2015 as compared to the prior year.
The increase in our total net sales of 3% during the year ended December 31, 2014 as compared to 2013 was attributable to increased sales in North America and Asia Pacific. Although our net sales in Europe also increased modestly in 2014, our sales continued to be impacted by persistent economic uncertainties in the region, which resulted in limited growth in OEM production in 2014. Partially offsetting these increases were reduced sales in South America, due to continuing economic weakness, which resulted in reductions in OEM production schedules in the region.
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
The automotive component supply industry is traditionally subject to inflationary pressures with respect to raw materials and labor which may place operational and profitability burdens on the entire supply chain. We will continue to work with our customers and suppliers to mitigate the impact of these inflationary pressures in the future. In addition, we expect commodity cost volatility, particularly related to copper and petroleum-based resin products, to have a continual impact on future earnings and/or operating cash flows. As such, we continually seek to mitigate both inflationary pressures and our material-related cost exposures using a number of approaches, including combining purchase requirements with customers and/or other suppliers, using alternate suppliers or product designs, negotiating cost reductions and/or commodity cost contract escalation clauses into our vehicle manufacturer supply contracts, and hedging.

2015 versus 2014
The results of operations for the years ended December 31, 2015 and 2014 were as follows:

	Year Ended December 31,
	2015		2014		Favorable/ (unfavorable)
	(dollars in millions)
Net sales	$15,165		$15,499		$(334)
Cost of sales	12,155		12,471		316
Gross margin	3,010	19.8%	3,028	19.5%	(18)
Selling, general and administrative	1,017		1,036		19
Amortization	93		94		1
Restructuring	177		140		(37)
Operating income	1,723		1,758		(35)
Interest expense	(127)		(135)		8
Other (expense) income, net	(88)		(8)		(80)
Income from continuing operations before income taxes and equity income	1,508		1,615		(107)
Income tax expense	(263)		(255)		(8)
Income from continuing operations before equity income	1,245		1,360		(115)
Equity income, net of tax	16		20		(4)
Income from continuing operations	1,261		1,380		(119)
Income from discontinued operations, net of tax	274		60		214
Net income	1,535		1,440		95
Net income attributable to noncontrolling interest	85		89		(4)
Net income attributable to Delphi	$1,450		$1,351		$99

Total Net Sales
Below is a summary of our total net sales for the years ended December 31, 2015 versus December 31, 2014.

	Year Ended December 31,			Variance Due To:
	2015	2014	Favorable/ (unfavorable)	Volume, net of contractual price reductions	FX	Commodity pass- through	Other	Total
	(in millions)			(in millions)
Total net sales	$15,165	$15,499	$(334)	$900	$(1,153)	$(140)	$59	$(334)
Total net sales for the year ended December 31, 2015 decreased 2% compared to the year ended December 31, 2014. We experienced volume growth of 8% for the period, primarily as a result of increased sales in North America, Europe and Asia Pacific, which was offset by decreases due to unfavorable currency impacts, primarily related to the Euro, and contractual price reductions. Net sales also increased by a net $59 million as a result of the impact of our acquisitions and divestitures, reflected in Other above, primarily resulting from the net sales of the Antaya and Unwired businesses that were acquired in the fourth quarter of 2014, partially offset by a reduction in sales resulting from the divestiture of our Reception Systems business in the third quarter of 2015.

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
Cost of sales decreased $316 million for the year ended December 31, 2015 compared to the year ended December 31, 2014, as summarized below. The Company's material cost of sales was approximately 50% of net sales in both the year ended December 31, 2015 and December 31, 2014.

	Year Ended December 31,			Variance Due To:
	2015	2014	Favorable/ (unfavorable)	Volume (a)	FX	Operational performance	Other	Total
	(dollars in millions)			(in millions)
Cost of sales	$12,155	$12,471	$316	$(956)	$897	$321	$54	$316
Gross margin	$3,010	$3,028	$(18)	$(56)	$(256)	$321	$(27)	$(18)
Percentage of net sales	19.8%	19.5%

(a)	Presented net of contractual price reductions for gross margin variance.
The decrease in cost of sales reflects improved operational performance and the impacts from currency exchange, partially offset by increased volumes before contractual price reductions for the period. The decrease in cost of sales is also attributable to the following items in Other above:

•	A decrease of $140 million in commodity costs; partially offset by

•	Net increased costs of $38 million resulting from the operations of the businesses acquired and divested, as further described in Note 20. Acquisitions and Divestitures;

•	An increase of $12 million in warranty costs; and

•
The net loss of $8 million recorded on business divestitures in 2015, comprised of $47 million in losses incurred on the exit of our Argentina businesses, partially offset by the $39 million gain resulting from the sale of the Reception Systems businesses, as further described in Note 20. Acquisitions and Divestitures.

Selling, General and Administrative Expense

	Year Ended December 31,
	2015	2014	Favorable/ (unfavorable)
	(dollars in millions)
Selling, general and administrative expense	$1,017	$1,036	$19
Percentage of net sales	6.7%	6.7%
Selling, general and administrative expense (“SG&A”) includes administrative expenses, information technology costs and incentive compensation related costs, and was consistent as a percent of sales during the year ended December 31, 2015 compared to 2014. An increase in information technology costs and costs incurred for business acquisitions and other product portfolio projects during the year ended December 31, 2015 was offset by reduced incentive compensation costs and amounts paid to other service providers as compared to the prior year.

Amortization

	Year Ended December 31,
	2015	2014	Favorable/ (unfavorable)
	(in millions)
Amortization	$93	$94	$1
Amortization expense reflects the non-cash charge related to definite-lived intangible assets primarily recognized as part of the Acquisition and resulting from our business acquisitions. The consistency in amortization during the year ended December 31, 2015 compared to 2014 reflects the continued amortization of our definite-lived intangible assets over their estimated useful lives. Refer to Note 20. Acquisitions and Divestitures to the audited consolidated financial statements included herein for further detail of our business acquisitions completed in 2014 and 2015, including details of the intangible assets recorded in each transaction.
In 2016, we expect to incur non-cash amortization charges of approximately $136 million, which includes the charges related to definite-lived intangible assets recognized as a result of the acquisitions completed in 2015, including the acquisition of HellermannTyton on December 18, 2015.

Restructuring

	Year Ended December 31,
	2015	2014	Favorable/ (unfavorable)
	(dollars in millions)
Restructuring	$177	$140	$(37)
Percentage of net sales	1.2%	0.9%
Restructuring charges recorded during 2015 were primarily related to on-going restructuring programs, which include workforce reductions as well as plant closures, which are focused on aligning our manufacturing capacity with the current automotive production levels in Europe and South America and the continued rotation of our manufacturing footprint to low cost locations within these regions. These charges include the recognition of approximately $68 million of employee-related and other costs related to the initiation of a plant closure of a European manufacturing site within the Powertrain Systems segment in the fourth quarter of 2015. We expect to make cash payments of approximately $85 million in 2016 pursuant to these implemented restructuring programs.
Restructuring expenses recorded during the year ended December 31, 2014 were primarily attributable to the expenses incurred in conjunction with our on-going restructuring programs focused on aligning our manufacturing capacity and footprint with the automotive production levels in Europe and South America. These charges included the recognition of employee-related and other costs of $35 million during the year ended December 31, 2014 for the initiation of a new restructuring program at a European manufacturing site within the Powertrain Systems segment in the second quarter of 2014.
As we continue to operate in a cyclical industry that is impacted by movements in the global and regional economies, we continually evaluate opportunities to further adjust our cost structure. The Company plans to implement additional restructuring activities in the future, if necessary, in order to align manufacturing capacity and other costs with prevailing regional automotive production levels and locations, and to improve the efficiency and utilization of other locations. Such future restructuring actions are dependent on market conditions, customer actions and other factors.
Refer to Note 10. Restructuring to the audited consolidated financial statements included herein for additional information.

Interest Expense

	Year Ended December 31,
	2015	2014	Favorable/ (unfavorable)
	(in millions)
Interest expense	$127	$135	$8
The decrease in interest expense for the year ended December 31, 2015 as compared to the year ended December 31, 2014 reflects a reduction in interest expense from the redemption of the 6.125% Senior Notes, partially offset by the issuance of €700 million of 1.50% 2015 Euro-denominated Senior Notes in February 2015 and the issuance of the $1.3 billion 2015 Senior Notes in November 2015.
Refer to Note 11. Debt to the audited consolidated financial statements included herein for additional information.

Other Income, Net

	Year Ended December 31,
	2015	2014	Favorable/ (unfavorable)
	(in millions)
Other (expense) income, net	$(88)	$(8)	$(80)
During the year ended December 31, 2015, Delphi redeemed for cash the entire aggregate principal amount outstanding of the 6.125% Senior Notes and cancelled the Senior Bridge Credit Agreement, resulting in losses on extinguishment of debt of approximately $52 million and $6 million, respectively. Delphi also incurred approximately $23 million in transaction costs related to the acquisition of HellermannTyton and, as further discussed in Note 17. Derivatives and Hedging Activities, recorded a loss of $15 million on option contracts entered into in order to hedge portions of the currency risk associated with the acquisition of HellermannTyton. Partially offsetting these expenses, Delphi recorded $8 million for certain fees earned pursuant to the transition services agreement in connection with the sale of the Company's wholly owned Thermal Systems business, and $5 million of interest income.
During the year ended December 31, 2014, Delphi repaid a portion of the Tranche A Term Loan and redeemed the 5.875% Senior Notes, resulting in a loss on extinguishment of debt of $34 million. Additionally, during the year ended December 31, 2014, Delphi incurred approximately $6 million in transaction costs related to its 2014 acquisitions. Partially offsetting these expenses during the year ended December 31, 2014, Delphi recorded $10 million of interest income and also reached a final settlement with its insurance carrier related to a business interruption insurance claim, and received proceeds from the settlement of approximately $14 million, net of related costs and expenses.
Refer to Note 19. Other income, net and Note 11. Debt to the audited consolidated financial statements included herein for additional information.

Income Taxes

	Year Ended December 31,
	2015	2014	Favorable/ (unfavorable)
	(in millions)
Income tax expense	$263	$255	$(8)
The Company’s tax rate is affected by the tax rates in the jurisdictions in which the Company operates, the relative amount of income earned by jurisdiction and the relative amount of losses or income for which no tax benefit or expense was recognized due to a valuation allowance.
The effective tax rate was 17% and 16% for the years ended December 31, 2015 and 2014, respectively. The effective tax rate in the year ended December 31, 2015 was impacted by increased tax expense of $15 million resulting from changes in judgment related to deferred tax asset valuation allowances, as well as the enactment of the UK Finance (No. 2) Act 2015 (the “UK 2015 Finance Act”) on November 18, 2015, which provides for a reduction of the corporate income tax rate from 20% to 19% effective April 1, 2017, with a further reduction to 18% effective April 1, 2020. The income tax accounting effect, including any retroactive effect, of a tax law change is accounted for in the period of enactment, which in this case was the fourth quarter of 2015. As a result, the effective tax rate was impacted by an increased tax expense of approximately $11 million for the year ended December 31, 2015 due to the resultant impact on the net deferred tax asset balances. Additionally, the effective tax rate in the year ended December 31, 2015 was impacted by unfavorable geographic income mix in 2015 as compared to 2014, primarily due to changes in the underlying operations of the business, offset by tax planning initiatives and the resulting favorable impact on foreign tax credits.
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

Equity Income

	Year Ended December 31,
	2015	2014	Favorable/ (unfavorable)
	(in millions)
Equity income, net of tax	$16	$20	$(4)
Equity income, net of tax reflects Delphi’s interest in the results of ongoing operations of entities accounted for as equity-method investments. Equity income decreased during the year ended December 31, 2015 as compared to the year ended December 31, 2014, which is primarily attributable to declines in performance at certain of our joint ventures as compared to the prior period.

Income from Discontinued Operations

	Year Ended December 31,
	2015	2014	Favorable/ (unfavorable)
	(in millions)
Income from discontinued operations, net of tax	$274	$60	$214
Income from discontinued operations, net of tax reflects the results of the Company's previously reported Thermal Systems segment, which have been reclassified to discontinued operations as a result of the sale of this business. Income from discontinued operations, net of tax increased during the year ended December 31, 2015 as compared to the year ended December 31, 2014 primarily due the recognition of a net gain of $271 million from the sale of the Company's wholly owned Thermal Systems business. This gain was partially offset by the net loss of $41 million on the divestiture of the Company's interest in KDAC, which includes the $88 million impairment of this interest that was recorded prior to the sale.
Refer to Note 25. Discontinued Operations to the audited consolidated financial statements included herein for additional information.
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
As described in Note 25. Discontinued Operations to the audited consolidated financial statements contained herein, the Company's previously reported Thermal Systems segment has been classified as discontinued operations, which required retrospective application to balance sheet, statement of operations and certain cash flow financial information for all periods presented. Discontinued operations also includes the Company's thermal original equipment service business, the results of which were previously reported within the Powertrain Systems segment. Certain operations, primarily related to contract manufacturing services, which were previously included within the Thermal Systems segment but which were not included in the scope of the divestiture, are reported in continuing operations and have been reclassified within the Electronics and Safety segment for all periods presented. Amounts for shared general and administrative operating expenses that were allocated to the Thermal Systems business in prior periods have been re-allocated to the Company's reportable operating segments.
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
The reconciliation of Adjusted Operating Income to Operating Income includes restructuring, other acquisition and portfolio project costs (which includes costs incurred to integrate acquired businesses and to plan and execute product portfolio transformation actions, including business and product acquisitions and divestitures), asset impairments and gains (losses) on business divestitures. The reconciliations of Adjusted Operating Income to net income attributable to Delphi for the years ended December 31, 2015 and 2014 are as follows:

	Electrical/Electronic Architecture	Powertrain Systems	Electronics and Safety	Eliminations and Other	Total
	(in millions)
For the Year Ended December 31, 2015:
Adjusted operating income	$1,095	$553	$323	$—	$1,971
Restructuring	(37)	(115)	(25)	—	(177)
Other acquisition and portfolio project costs	(26)	(12)	(9)	—	(47)
Asset impairments	(4)	(9)	(3)	—	(16)
Gain (loss) on business divestitures, net	(14)	—	6	—	(8)
Operating income	$1,014	$417	$292	$—	1,723
Interest expense					(127)
Other income (expense), net					(88)
Income from continuing operations before income taxes and equity income					1,508
Income tax expense					(263)
Equity income, net of tax					16
Income from continuing operations					1,261
Income from discontinued operations, net of tax					274
Net income					1,535
Net income attributable to noncontrolling interest					85
Net income attributable to Delphi					$1,450

	Electrical/Electronic Architecture	Powertrain Systems	Electronics and Safety	Eliminations and Other	Total
	(in millions)
For the Year Ended December 31, 2014:
Adjusted operating income	$1,060	$518	$347	$—	$1,925
Restructuring	(57)	(55)	(28)	—	(140)
Other acquisition and portfolio project costs	(15)	(3)	(2)	—	(20)
Asset impairments	(2)	(1)	(4)	—	(7)
Operating income	$986	$459	$313	$—	1,758
Interest expense					(135)
Other income (expense), net					(8)
Income from continuing operations before income taxes and equity income					1,615
Income tax expense					(255)
Equity income, net of tax					20
Income from continuing operations					1,380
Income from discontinued operations, net of tax					60
Net income					1,440
Net income attributable to noncontrolling interest					89
Net income attributable to Delphi					$1,351

Net sales, gross margin as a percentage of net sales and Adjusted Operating Income by segment for the years ended December 31, 2015 and 2014 are as follows:

Net Sales by Segment

	Year Ended December 31,			Variance Due To:
	2015	2014	Favorable/ (unfavorable)	Volume, net of contractual price reductions	FX	Commodity Pass-through	Other	Total
	(in millions)			(in millions)
Electrical/Electronic Architecture	$8,180	$8,274	$(94)	$501	$(561)	$(140)	$106	$(94)
Powertrain Systems	4,377	4,535	(158)	255	(412)	—	(1)	(158)
Electronics and Safety	2,774	2,885	(111)	134	(199)	—	(46)	(111)
Eliminations and Other	(166)	(195)	29	10	19	—	—	29
Total	$15,165	$15,499	$(334)	$900	$(1,153)	$(140)	$59	$(334)

Gross Margin Percentage by Segment

	Year Ended December 31,
	2015	2014
Electrical/Electronic Architecture	19.8%	19.3%
Powertrain Systems	20.0%	19.6%
Electronics and Safety	18.5%	18.9%
Eliminations and Other	—%	—%
Total	19.8%	19.5%
Adjusted Operating Income by Segment

	Year Ended December 31,			Variance Due To:
	2015	2014	Favorable/ (unfavorable)	Volume, net of contractual price reductions	Operational performance	Other	Total
	(in millions)			(in millions)
Electrical/Electronic Architecture	$1,095	$1,060	$35	$31	$131	$(127)	$35
Powertrain Systems	553	518	35	(30)	84	(19)	35
Electronics and Safety	323	347	(24)	(58)	98	(64)	(24)
Eliminations and Other	—	—	—	—	—	—	—
Total	$1,971	$1,925	$46	$(57)	$313	$(210)	$46
As noted in the table above, Adjusted Operating Income for the year ended December 31, 2015 as compared to the year ended December 31, 2014 was impacted by volume and contractual price reductions, including product mix, and operational performance improvements, as well as the following items included in Other in the table above:

•	$181 million of unfavorable foreign currency impacts, primarily related to the Euro; and

•	An increase of $12 million in warranty costs.

Consolidated Results of Operations
2014 versus 2013
The results of operations for the years ended December 31, 2014 and 2013 were as follows:

	Year Ended December 31,
	2014		2013		Favorable/ (unfavorable)
	(dollars in millions)
Net sales	$15,499		$15,051		$448
Cost of sales	12,471		12,274		(197)
Gross margin	3,028	19.5%	2,777	18.5%	251
Selling, general and administrative	1,036		916		(120)
Amortization	94		97		3
Restructuring	140		137		(3)
Operating income	1,758		1,627		131
Interest expense	(135)		(143)		8
Other (expense) income, net	(8)		(18)		10
Income from continuing operations before income taxes and equity income	1,615		1,466		149
Income tax expense	(255)		(240)		(15)
Income from continuing operations before equity income	1,360		1,226		134
Equity income, net of tax	20		15		5
Income from continuing operations	1,380		1,241		139
Income from discontinued operations, net of tax	60		60		—
Net income	1,440		1,301		139
Net income attributable to noncontrolling interest	89		89		—
Net income attributable to Delphi	$1,351		$1,212		$139

Total Net Sales
Below is a summary of Delphi’s total net sales for the year ended December 31, 2014 versus December 31, 2013.

	Year Ended December 31,			Variance Due To:
	2014	2013	Favorable/ (unfavorable)	Volume, net of contractual price reductions	FX	Commodity pass-through	Other	Total
	(in millions)			(in millions)
Total net sales	$15,499	$15,051	$448	$476	$12	$(62)	$22	$448
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
Cost of sales increased $197 million for the year ended December 31, 2014 compared to the year ended December 31, 2013, as summarized below. The Company's material cost of sales was approximately 50% of net sales in both the year ended December 31, 2014 and December 31, 2013.

	Year Ended December 31,			Variance Due To:
	2014	2013	Favorable/ (unfavorable)	Volume (a)	FX	Operational performance	Other	Total
	(dollars in millions)			(in millions)
Cost of sales	$12,471	$12,274	$(197)	$(575)	$6	$426	$(54)	$(197)
Gross margin	$3,028	$2,777	$251	$(99)	$18	$426	$(94)	$251
Percentage of net sales	19.5%	18.5%

(a)	Presented net of contractual price reductions for gross margin variance.
The increase in cost of sales reflects increased volumes before contractual price reductions for the period, partially offset by operational performance improvements and the following unfavorable items in Other above:

•	Approximately $41 million of increased depreciation and amortization; and

•	The absence of a prior period gain on the disposal of property of approximately $11 million from the sale of a manufacturing site that was closed as a result of Delphi's overall restructuring program.

Selling, General and Administrative Expense

	Year Ended December 31,
	2014	2013	Favorable/ (unfavorable)
	(dollars in millions)
Selling, general and administrative expense	$1,036	$916	$(120)
Percentage of net sales	6.7%	6.1%
Selling, general and administrative expense (“SG&A”) includes administrative expenses, information technology costs and incentive compensation related costs, and increased as a percent of sales during the year ended December 31, 2014 compared to 2013 due to an increase in accruals for incentive compensation, information technology costs and for other service providers.

Amortization

	Year Ended December 31,
	2014	2013	Favorable/ (unfavorable)
	(in millions)
Amortization	$94	$97	$3
Amortization expense reflects the non-cash charge related to definite-lived intangible assets primarily recognized as part of the Acquisition and resulting from the acquisition of MVL in October 2012. The relative consistency in amortization expense during the year ended December 31, 2014 compared to 2013 reflects the continued amortization of these definite-lived intangible assets.

Restructuring

	Year Ended December 31,
	2014	2013	Favorable/ (unfavorable)
	(dollars in millions)
Restructuring	$140	$137	$(3)
Percentage of net sales	0.9%	0.9%
Restructuring expenses recorded during 2014 were primarily attributable to the expenses incurred in conjunction with our on-going restructuring programs focused on aligning our manufacturing capacity and footprint with the automotive production levels in Europe and South America. These charges included the recognition of employee-related and other costs of $35 million during the year ended December 31, 2014 for the initiation of a new restructuring program at a European manufacturing site within the Powertrain Systems segment in the second quarter of 2014. Restructuring expenses recorded during the year ended December 31, 2013 were primarily attributable to the initiation of various restructuring actions, primarily in Europe, in the fourth quarter of 2012 and in the first quarter of 2013. These restructuring actions were initiated in response to lower OEM production volumes in Europe and continued economic uncertainties, and included workforce reductions, as well as plant closures, and were substantially completed during 2014.
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
Refer to Note 11. Debt to the audited consolidated financial statements included herein for additional information.

Other Income, Net

	Year Ended December 31,
	2014	2013	Favorable/ (unfavorable)
	(in millions)
Other (expense) income, net	$(8)	$(18)	$10
Other income, net was impacted as a result of Delphi repaying a portion of the Tranche A Term Loan and redeeming the 5.875% Senior Notes during the year ended December 31, 2014, resulting in a loss on extinguishment of debt of $34 million. Additionally, during the year ended December 31, 2014, Delphi incurred approximately $6 million in transaction costs related to its 2014 acquisitions. Partially offsetting these expenses, during the year ended December 31, 2014, Delphi recorded $10 million of interest income and also reached a final settlement with its insurance carrier related to a business interruption insurance claim, and received proceeds from the settlement of approximately $14 million, net of related costs and expenses.
During the year ended December 31, 2013, Delphi amended its Credit Agreement and repaid the entire balance of the Tranche B Term Loan from the Original Credit Agreement, resulting in a loss on extinguishment of debt of $39 million.
Refer to Note 19. Other income, net and Note 11. Debt to the audited consolidated financial statements included herein for additional information.

Income Taxes

	Year Ended December 31,
	2014	2013	Favorable/ (unfavorable)
	(in millions)
Income tax expense	$255	$240	$(15)
The Company’s tax rate is affected by the tax rates in the jurisdictions in which the Company operates, the relative amount of income earned by jurisdiction and the relative amount of losses or income for which no tax benefit or expense was recognized due to a valuation allowance.
The effective tax rate was 16% and 16% for the years ended December 31, 2014 and 2013, respectively. The effective tax rate in the year ended December 31, 2014 was impacted by favorable geographic income mix in 2014 as compared to 2013, primarily due to changes in the underlying operations of the business as well as tax planning initiatives, and the resulting favorable impact on foreign tax credits. These favorable impacts were offset by net increases resulting from changes in judgment related to deferred tax asset valuation allowances of $18 million in 2014.
The effective tax rate in the year ended December 31, 2013 was impacted by the enactment of the American Taxpayer Relief Act of 2012 on January 2, 2013, which retroactively reinstated expired tax provisions known as tax extenders including the research and development tax credit. The impact of this legislation was recorded as a discrete item during the first quarter of 2013, the period of enactment, and resulted in a tax benefit of approximately $19 million related to the 2012 research and development credit in addition to the 2013 research and development credit. On July 17, 2013, the United Kingdom Finance Bill of 2013 became law as the Finance Act 2013 (the “U.K. Finance Act”). The U.K. Finance Act provides for a reduction to the corporate income tax rate from 23% to 21% effective April 1, 2014, with a further reduction to 20% effective April 1, 2015. The impact of this legislation was recorded as a discrete item during the third quarter of 2013, the period of enactment, and resulted in increased tax expense of approximately $12 million for the year ended December 31, 2013 due to the resultant impact on the net deferred tax asset balances. Additionally, the effective tax rate in the year ended December 31, 2013 was impacted by a reduction in tax reserves of $13 million, partially offset by an increase in withholding taxes due to overall increased earnings and full year inclusion of MVL activity in 2013.

Equity Income

	Year Ended December 31,
	2014	2013	Favorable/ (unfavorable)
	(in millions)
Equity income, net of tax	$20	$15	$5
Equity income, net of tax reflects Delphi’s interest in the results of ongoing operations of entities accounted for as equity-method investments. Equity income increased during the year ended December 31, 2014 as compared to the year ended December 31, 2013, which was primarily attributable to improved operating results of our North American joint ventures as compared to the prior period.

Income from Discontinued Operations

	Year Ended December 31,
	2014	2013	Favorable/ (unfavorable)
	(in millions)
Income from discontinued operations, net of tax	$60	$60	$—
Income from discontinued operations, net of tax reflects the results of the Company's previously reported Thermal Systems segment, which have been reclassified to discontinued operations as a result of the sale of this business. Income from discontinued operations, net of tax for the year ended December 31, 2014 was consistent with the year ended December 31, 2013. Increased sales and gross margin improvement resulting from successful cost reduction initiatives at Thermal Systems, including restructuring programs, were offset due to a decline in equity income attributable to discontinued operations from our Korean joint venture.
Refer to Note 25. Discontinued Operations to the audited consolidated financial statements included herein for additional information.
Results of Operations by Segment
As described in Note 25. Discontinued Operations to the audited consolidated financial statements contained herein, the Company's previously reported Thermal Systems segment has been classified as discontinued operations, which required retrospective application to balance sheet, statement of operations and certain cash flow financial information for all periods presented. Discontinued operations also includes the Company's thermal original equipment service business, the results of which were previously reported within the Powertrain Systems segment. Certain operations, primarily related to contract manufacturing services, which were previously included within the Thermal Systems segment but which were not included in the scope of the divestiture, are reported in continuing operations and have been reclassified within the Electronics and Safety segment for all periods presented. Amounts for shared general and administrative operating expenses that were allocated to the Thermal Systems business in prior periods have been re-allocated to the Company's reportable operating segments.

The reconciliation of Adjusted Operating Income to Operating Income includes restructuring, other acquisition and portfolio project costs (which includes costs incurred to integrate acquired businesses and to plan and execute product portfolio transformation actions, including business and product acquisitions and divestitures), asset impairments and gains (losses) on business divestitures. The reconciliations of Adjusted Operating Income to net income attributable to Delphi for the years ended December 31, 2014 and 2013 are as follows:

	Electrical/Electronic Architecture	Powertrain Systems	Electronics and Safety	Eliminations and Other	Total
	(in millions)
For the Year Ended December 31, 2014:
Adjusted operating income	$1,060	$518	$347	$—	$1,925
Restructuring	(57)	(55)	(28)	—	(140)
Other acquisition and portfolio project costs	(15)	(3)	(2)	—	(20)
Asset impairments	(2)	(1)	(4)	—	(7)
Operating income	$986	$459	$313	$—	1,758
Interest expense					(135)
Other expense, net					(8)
Income from continuing operations before income taxes and equity income					1,615
Income tax expense					(255)
Equity income, net of tax					20
Income from continuing operations					1,380
Income from discontinued operations, net of tax					60
Net income					1,440
Net income attributable to noncontrolling interest					89
Net income attributable to Delphi					$1,351

	Electrical/Electronic Architecture	Powertrain Systems	Electronics and Safety	Eliminations and Other	Total
	(in millions)
For the Year Ended December 31, 2013:
Adjusted operating income	$982	$470	$327	$—	$1,779
Restructuring	(28)	(53)	(56)	—	(137)
Other acquisition and portfolio project costs	(15)	—	—	—	(15)
Operating income	$939	$417	$271	$—	1,627
Interest expense					(143)
Other income, net					(18)
Income from continuing operations before income taxes and equity income					1,466
Income tax expense					(240)
Equity income, net of tax					15
Income from continuing operations					1,241
Income from discontinued operations, net of tax					60
Net income					1,301
Net income attributable to noncontrolling interest					89
Net income attributable to Delphi					$1,212

Net sales, gross margin as a percentage of net sales and Adjusted Operating Income by segment for the years ended December 31, 2014 and 2013 are as follows:

Net Sales by Segment

	Year Ended December 31,			Variance Due To:
	2014	2013	Favorable/ (unfavorable)	Volume, net of contractual price reductions	FX	Commodity Pass-through	Other	Total
	(in millions)			(in millions)
Electrical/Electronic Architecture	$8,274	$7,972	$302	$373	$(32)	$(62)	$23	$302
Powertrain Systems	4,535	4,392	143	110	45	—	(12)	143
Electronics and Safety	2,885	2,878	7	7	5	—	(5)	7
Eliminations and Other	(195)	(191)	(4)	(14)	(6)	—	16	(4)
Total	$15,499	$15,051	$448	$476	$12	$(62)	$22	$448

Gross Margin Percentage by Segment

	Year Ended December 31,
	2014	2013
Electrical/Electronic Architecture	19.3%	18.3%
Powertrain Systems	19.6%	18.7%
Electronics and Safety	18.9%	17.3%
Eliminations and Other	—%	—%
Total	19.5%	18.5%

Adjusted Operating Income by Segment

	Year Ended December 31,			Variance Due To:
	2014	2013	Favorable/ (unfavorable)	Volume, net of contractual price reductions	Operational performance	Other	Total
	(in millions)			(in millions)
Electrical/Electronic Architecture	$1,060	$982	$78	$28	$158	$(108)	$78
Powertrain Systems	518	470	48	(28)	126	(50)	48
Electronics and Safety	347	327	20	(85)	139	(34)	20
Eliminations and Other	—	—	—	—	—	—	—
Total	$1,925	$1,779	$146	$(85)	$423	$(192)	$146
As noted in the table above, Adjusted Operating Income for the year ended December 31, 2014 as compared to the year ended December 31, 2013 was impacted by volume and contractual price reductions, including product mix and operational performance improvements, as well as the following items included in Other in the table above:

•	Approximately $41 million of increased depreciation and amortization;

•	$120 million of increased SG&A expenses, primarily related to accruals for incentive compensation, information technology costs and costs for other service providers; and

•	The absence of a prior period gain on the disposal of property of approximately $11 million from the sale of a manufacturing site that was closed as a result of Delphi's overall restructuring program.

Liquidity and Capital Resources
Overview of Capital Structure
Our liquidity requirements are primarily to fund our business operations, including capital expenditures and working capital requirements, as well as to fund debt service requirements, operational restructuring activities and dividends on share capital. Our primary sources of liquidity are cash flows from operations, our existing cash balance, and as necessary, cash provided by issuance of long-term debt and borrowings under available credit facilities. To the extent we generate discretionary cash flow we may consider using this additional cash flow for optional prepayments of existing indebtedness, strategic acquisitions, additional share repurchases, and/or general corporate purposes. We will also continually explore ways to enhance our capital structure.
As of December 31, 2015, we had cash and cash equivalents of $0.5 billion and net debt (defined as outstanding debt less cash and cash equivalents) of $3.5 billion. We also have access to additional liquidity pursuant to the terms of the $1.5 billion Revolving Credit Facility and the €400 million European accounts receivable factoring facility described below, both of which were undrawn as of December 31, 2015. We expect existing cash, available liquidity and cash flows from operations to continue to be sufficient to fund our global operating activities, including restructuring payments, any mandatory payments required under the Credit Agreement as described below, dividends on ordinary shares and capital expenditures. In addition, we expect to continue to repurchase outstanding common shares pursuant to our authorized common share repurchase programs, as further described below.
We also continue to expect to be able to move funds between different countries to manage our global liquidity needs without material adverse tax implications, subject to current monetary policies and to the terms of the Credit Agreement. While a substantial portion of our operating income is generated by our non-U.S. subsidiaries, and as of December 31, 2015, the Company's cash and cash equivalents held by our non-U.S. subsidiaries totaled $506 million, we utilize a combination of strategies, including dividends, cash pooling arrangements, intercompany loan repayments and other distributions and advances to provide the funds necessary to meet our global liquidity needs. There are no significant restrictions on the ability of our subsidiaries to pay dividends or make other distributions to Delphi. If additional non-U.S. cash was needed for our U.S. operations, we would be required to accrue and pay U.S. taxes to repatriate such funds; however, based on our current liquidity needs and repatriation strategies, we do not anticipate a need to repatriate such additional amounts. Additionally, the Company is a U.K. resident taxpayer and as such is not generally subject to U.K. tax on remitted foreign earnings. As a result, we do not anticipate foreign earnings would be subject to a 35% tax rate upon repatriation to the U.K., as is the case when U.S. based companies repatriate earnings to the U.S. For further information regarding undistributed earnings of our non-U.S. subsidiaries, see Note 14. Income Taxes to the audited consolidated financial statements included in this Report.
Based on these factors, we believe we possess sufficient liquidity to fund our global operations and capital investments in 2016 and beyond.
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
A summary of the ordinary shares repurchased during the years ended December 31, 2015, 2014 and 2013 is as follows:

	Year Ended December 31,
	2015	2014	2013
Total number of shares repurchased	14,581,705	15,041,713	9,106,434
Average price paid per share	$79.48	$68.05	$50.14
Total (in millions)	$1,159	$1,024	$457
As of December 31, 2015, approximately $507 million of share repurchases remained available under the January 2015 share repurchase program. During the period from January 1, 2016 to February 4, 2016, the Company repurchased an additional $50 million worth of shares pursuant to a trading plan with set trading instructions established by the Company. As a result, approximately $457 million of share repurchases remain available under the January 2015 share repurchase program. All repurchased shares were retired.

Dividends to Holders of Ordinary Shares
The Company has declared and paid cash dividends per ordinary share during the periods presented as follows:

	Dividend	Amount
	Per Share	(in millions)
2015:
Fourth quarter	$0.25	$70
Third quarter	0.25	71
Second quarter	0.25	72
First quarter	0.25	73
Total	$1.00	$286
2014:
Fourth quarter	$0.25	$73
Third quarter	0.25	75
Second quarter	0.25	76
First quarter	0.25	77
Total	$1.00	$301
In addition, in January 2016, the Board of Directors increased the annual dividend rate to $1.16 per ordinary share, and declared a regular quarterly cash dividend of $0.29 per ordinary share, payable on February 29, 2016 to shareholders of record at the close of business on February 17, 2016.
Dividends from Equity Investees
During the year ended December 31, 2015, Delphi received dividends of $17 million from one of its equity method investments. During the year ended December 31, 2014, Delphi received a dividend of $10 million from its equity method investment in KDAC, a Korean unconsolidated joint venture which was sold during the year ended December 31, 2015 and has been reclassified to discontinued operations, as further described in Note 25. Discontinued Operations to the audited consolidated financial statements included herein. During the year ended December 31, 2013, Delphi received dividends of $9 million from KDAC and $21 million from another of its equity method investments. The dividends were recognized as reductions to the investments and represented a return on the investments that were included in cash flows from operating activities from continuing operations and discontinued operations, respectively.
Acquisitions
HellermannTyton—On December 18, 2015, pursuant to the terms of a recommended offer made on July 30, 2015, Delphi completed the acquisition of 100% of the issued ordinary share capital of HellermannTyton Group PLC ("HellermannTyton") a public limited company based in the United Kingdom, and a leading global manufacturer of high-performance and innovative cable management solutions. The acquisition of HellermannTyton expands Delphi’s product portfolio within the connected vehicle solutions market and will help capitalize on the connected car megatrend. The acquisition also further strengthens Delphi’s leading position in the electrical architecture market, while providing a platform to grow in HellermannTyton’s adjacent industrial end markets, including aerospace, defense, alternative energy and mass transit.
Delphi paid 480 pence per HellermannTyton share, or approximately $1.5 billion in the aggregate, net of cash acquired. HellermannTyton had 2014 sales of approximately €600 million (approximately 6% of which were to Delphi and will be eliminated on a consolidated basis). Approximately $242 million of HellermannTyton outstanding debt to third-party creditors was assumed and subsequently paid off. Upon completing the acquisition, Delphi incurred transaction related expenses totaling approximately $23 million, which were recorded within other income (expense), net in the statement of operations. The results of operations of HellermannTyton are reported within the Electrical/Electronic Architecture segment from the date of acquisition.
As further described in Note 20. Acquisitions and Divestitures to the audited consolidated financial statements contained herein, the acquisition was accounted for as a business combination, with the total purchase price allocated on a preliminary basis using information available in the fourth quarter of 2015. The allocation of the purchase price could be revised as a result of additional information obtained regarding liabilities assumed, including, but not limited to, contingent liabilities, revisions of provisional estimates of fair values, including, but not limited to, the completion of independent appraisals and valuations related to property, plant and equipment and intangible assets, and certain tax attributes.

Delphi financed the cash payment required to close the acquisition of HellermannTyton primarily with the net proceeds received from the offering of $1.3 billion of 2015 Senior Notes, as further described below, with the remainder of the purchase price funded with cash on hand that was received from the sale of the Company's Thermal Systems business, as further described below. Prior to the transaction closing, in connection with the offer to acquire HellermannTyton in July 2015, £540 million ($844 million using July 30, 2015 foreign currency rates) was placed on deposit for purposes of satisfying a portion of the consideration required to effect the acquisition.
Prior to the issuance of the 2015 Senior Notes, in connection with the offer to acquire HellermannTyton, on July 30, 2015, Delphi Automotive PLC and certain of its subsidiaries, certain financial institutions from time to time party thereto, as lenders and Barclays Bank PLC, as administrative agent, entered into a Senior Bridge Credit Agreement (the "Senior Bridge Credit Agreement"), pursuant to which the lenders thereunder agreed to provide a £550 million bridge term loan facility. The Senior Bridge Credit Agreement was automatically terminated on November 19, 2015 in connection with the issuance of the 2015 Senior Notes, and unamortized issuance costs of $6 million associated with the agreement were written-off to other income (expense), net. The Company did not draw on the Senior Bridge Credit Agreement.
Control-Tec—On November 30, 2015, Delphi acquired Control-Tec, LLC ("Control-Tec"), a leading provider of telematics and cloud-hosted data analytics solutions, for a purchase price of $104 million due at closing, subject to certain post-closing adjustments, with an additional cash payment of up to $40 million due upon the achievement of certain financial performance metrics over a future 3-year period. As further described in Note 20. Acquisitions and Divestitures to the audited consolidated financial statements contained herein, the acquisition was accounted for as a business combination, with the operating results of Control-Tec included within the Company's Electronics and Safety segment from the date of acquisition. The Company acquired Control-Tec utilizing cash on hand.
Ottomatika—On July 23, 2015, Delphi acquired Ottomatika, Inc. ("Ottomatika"), an automated vehicle system software developer. The Company paid $16 million at closing, with additional cash payments totaling $11 million deferred over a period of 3 years and additional contingent consideration of up to $5 million due upon the achievement of certain product development milestones over a 3-year period. As further described in Note 20. Acquisitions and Divestitures to the audited consolidated financial statements contained herein, the acquisition was accounted for as a business combination, with the operating results of Ottomatika included within the Company's Electronics and Safety segment from the date of acquisition. The Company acquired Ottomatika utilizing cash on hand.
Antaya—On October 31, 2014, Delphi acquired 100% of the share capital of Antaya Technologies Corporation ("Antaya"), a leading manufacturer of on-glass connectors to the global automotive industry for approximately $151 million. The Company paid $140 million at closing, with an additional cash payment of up to $40 million due upon the achievement of certain financial performance metrics over a future 3-year period ending October 31, 2017. As further described in Note 20. Acquisitions and Divestitures to the audited consolidated financial statements contained herein, the acquisition was accounted for as a business combination, with the operating results of Antaya included within the Company's Electrical/Electronic Architecture segment from the date of acquisition. The Company acquired Antaya utilizing cash on hand.
Unwired—On October 1, 2014, Delphi acquired 100% of the equity interests of Unwired Holdings, Inc. ("Unwired"), a media connectivity module supplier to the global automotive industry, for $191 million, net of approximately $19 million for acquired cash, excess net working capital and certain tax benefits. As further described in Note 20. Acquisitions and Divestitures to the audited consolidated financial statements contained herein, the acquisition was accounted for as a business combination, with the operating results of Unwired included within the Company's Electrical/Electronic Architecture segment from the date of acquisition. The Company acquired Unwired utilizing cash on hand.
Divestitures
Thermal Systems—On June 30, 2015 the Company closed the sale of its wholly owned Thermal Systems business to MAHLE GmbH ("MAHLE"). The Company received net cash proceeds of approximately $660 million and recognized an after-tax gain on the divestiture of $271 million. Consideration associated with the divestiture remains subject to post-closing adjustments, primarily related to working capital. Proceeds received from the sale were used to fund future growth initiatives, including acquisitions, as well as share repurchases. Delphi and MAHLE also entered into a separate letter of intent for the sale of Delphi's 50 percent interest in its Shanghai Delphi Automotive Air Conditioning ("SDAAC") joint venture. Subsequently, one of Delphi's joint venture partners, Shanghai Aerospace Automobile Electromechanical Co., Ltd ("SAAE"), notified Delphi that it was exercising its right of first refusal to purchase Delphi's interest, and in October 2015, Delphi and SAAE entered into a definitive agreement for the sale of Delphi's SDAAC interest. The sale is expected to close in the first half of 2016, subject to customary regulatory and other approvals, and the Company expects to receive proceeds of approximately $100 million.
On September 24, 2015, the Company closed the sale of its 50 percent interest in its KDAC joint venture, which was accounted for under the equity method and was principally reported as part of the Thermal Systems segment, to the joint venture partner for net cash proceeds of $70 million. During the year ended December 31, 2015, the Company recorded a net loss of $41 million on the KDAC divestiture within income from discontinued operations.

Accordingly, the Thermal Systems business has been classified as discontinued operations. Refer to Note 25. Discontinued Operations to the audited consolidated financial statements contained herein for further disclosure related to the Company's discontinued operations and the related assets and liabilities classified as held for sale. The disposal of the Thermal Systems business is not expected to have a material impact on our liquidity or capital resources, and we do not anticipate significant continuing involvement with the divested Thermal Systems business following the closing of the transactions.
Reception Systems—On July 31, 2015, Delphi completed the sale of its Reception Systems business, which was previously reported within the Electronics and Safety segment, and received net cash proceeds of approximately $25 million. The net sales of this business were approximately $55 million for the six months ended June 30, 2015.
Argentina Businesses—On April 21, 2015, Delphi completed the exit of its Electrical Wiring business located in Argentina, which was previously reported within the Electrical/Electronic Architecture segment. Delphi recognized a loss on the divestiture of this business of $14 million within cost of sales, which included a cash payment by Delphi to the buyer of $7 million. On December 10, 2015, Delphi completed the exit of its Electronics business located in Argentina, which was previously reported within the Electronics and Safety segment. The net sales of this business in 2015 prior to the divestiture were approximately $34 million. Delphi recognized a loss on the divestiture of this business of $33 million within cost of sales, which included a cash payment by Delphi to the buyer of $7 million.
Credit Agreement
In March 2011, in conjunction with the redemption of membership interests from Class A and Class C membership interest holders, Delphi Corporation (the "Issuer") entered into a credit agreement with JPMorgan Chase Bank, N.A., as lead arranger and administrative agent (the “Original Credit Agreement”), which provided for $3.0 billion in senior secured credit facilities consisting of term loans (as subsequently amended from time to time, the “Tranche A Term Loan” and the “Tranche B Term Loan,” respectively) and a revolving credit facility (as subsequently amended from time to time, the “Revolving Credit Facility”). The Original Credit Agreement was amended and restated on each of May 17, 2011 (the “May 2011 Credit Agreement”), September 14, 2012 (the “2012 Credit Agreement”) and March 1, 2013 (the Original Credit Agreement and each amendment and restatement of the Original Credit Agreement are individually and collectively referred to herein as the “Credit Agreement”). The May 2011 Credit Agreement, which was entered into simultaneously with the issuance of senior unsecured notes in the amount of $1 billion (as more fully described below), reduced the total size of the senior secured credit facilities to $2.4 billion. Under the 2012 Credit Agreement, the Company increased the Revolving Credit Facility to $1.3 billion and the Tranche A Term Loan to $574 million and used the incremental proceeds to pay a portion of the cost of acquiring MVL. On March 1, 2013, following the unsecured note issuance in February 2013 (as more fully described below), the Tranche B Term Loan was fully repaid, the Tranche A Term Loan was increased to $575 million, the Revolving Credit Facility was increased to $1.5 billion, and the terms of the Tranche A Term Loan and the Revolving Credit Facility were extended to March 1, 2018. The March 31, 2013 amendments resulted in the recognition of a loss on debt extinguishment of $39 million during the year ended December 31, 2014. Approximately $14 million in issuance costs were paid in conjunction with the March 2013 amendment. In conjunction with an unsecured note issuance in March 2014 (as more fully described below), Delphi repaid a portion of its indebtedness on the Tranche A Term Loan, which resulted in the recognition of a loss on debt extinguishment related to this repayment of approximately $1 million during the year ended December 31, 2014.
Unamortized debt issuance costs associated with the Tranche A Term Loan and Revolving Credit Facility of $13 million are being amortized over the term of the Credit Agreement, as extended pursuant to the March 1, 2013 amendment. At December 31, 2015, the Revolving Credit Facility was undrawn and Delphi had approximately $8 million in letters of credit issued under the Credit Agreement. The maximum amount drawn under the Revolving Credit Facility during the year ended December 31, 2015 to manage intra-month working capital needs, and to fund a portion of the amount that was placed on deposit for the acquisition of HellermannTyton, was $470 million. Letters of credit issued under the Credit Agreement reduce availability under the Revolving Credit Facility.
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

	December 31, 2015		December 31, 2014
	LIBOR plus	ABR plus	LIBOR plus	ABR plus
Revolving Credit Facility	1.00%	0.00%	1.00%	0.00%
Tranche A Term Loan	1.00%	0.00%	1.00%	0.00%
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
The interest rate period with respect to LIBOR interest rate options can be set at one-, two-, three- or six-months as selected by the Issuer in accordance with the terms of the Credit Agreement (or other period as may be agreed by the applicable lenders), but payable no less than quarterly. The Issuer may elect to change the selected interest rate in accordance with the provisions of the Credit Agreement. As of December 31, 2015, the Issuer selected the one-month LIBOR interest rate option on the Tranche A Term Loan and the ABR interest rate option on the Revolving Credit Facility, as detailed in the table below, and the amounts outstanding, and rates effective as of December 31, 2015 were based on Delphi’s current credit rating and the Applicable Rate for the Credit Agreement:

Borrowings as of
		December 31, 2015	Rates effective as of
	Applicable Rate	(in millions)	December 31, 2015
Revolving Credit Facility	ABR plus 0.00%	$—	—%
Tranche A Term Loan	LIBOR plus 1.00%	400	1.3125%
The Issuer was obligated to make quarterly principal payments throughout the term of the Tranche A Term Loan according to the amortization schedule in the Credit Agreement. In conjunction with the partial repayment of the Tranche A Term Loan during the year ended December 31, 2014, all principal payment obligations have been satisfied through March 1, 2018. Borrowings under the Credit Agreement are prepayable at the Issuer's option without premium or penalty. The Credit Agreement also contains certain mandatory prepayment provisions in the event the Company receives net cash proceeds from certain asset sales or casualty events. No mandatory prepayments under these provisions have been made or are due through December 31, 2015.
The Credit Agreement contains certain covenants that limit, among other things, the Company’s (and the Company’s subsidiaries’) ability to incur additional indebtedness or liens, to dispose of assets, to make certain investments, to prepay certain indebtedness and to pay dividends, or to make other distributions or redemptions/repurchases, in respect of the Company’s equity interests. In addition, the Credit Agreement requires that the Company maintain a consolidated leverage ratio (the ratio of Consolidated Total Indebtedness to Consolidated EBITDA, each as defined in the Credit Agreement) of less than 2.75 to 1.0. The Credit Agreement also contains events of default customary for financings of this type. The Company was in compliance with the Credit Agreement covenants as of December 31, 2015. In the first quarter of 2014, the Company satisfied credit rating-related conditions to the suspension of many of the restrictive covenants and the mandatory prepayment provisions relating to asset sales and casualty events discussed above. Such covenants and prepayment obligations are required to be reinstated if the applicable credit rating criteria are no longer satisfied.
As of December 31, 2015, all obligations under the Credit Agreement are borrowed by Delphi Corporation and jointly and severally guaranteed by its direct and indirect parent companies, subject to certain exceptions set forth in the Credit Agreement.
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
Senior Unsecured Notes
On May 17, 2011, Delphi Corporation issued $500 million of 5.875% senior unsecured notes due 2019 (the "5.875% Senior Notes") and $500 million of 6.125% senior unsecured notes due 2021 (the “6.125% Senior Notes”) (collectively, the "2011 Senior Notes") in a transaction exempt from registration under Rule 144A and Regulation S of the Securities Act of 1933 (the “Securities Act”). Delphi paid approximately $23 million of debt issuance costs in connection with the 2011 Senior Notes. The net proceeds of approximately $1 billion as well as cash on hand were used to pay down amounts outstanding under the Original Credit Agreement. In May 2012, Delphi Corporation completed a registered exchange offer for all of the 2011 Senior Notes. No proceeds were received by Delphi Corporation as a result of the exchange. In March 2014, Delphi redeemed for cash the entire $500 million aggregate principal amount outstanding of the 5.875% Senior Notes, financed by a portion of the proceeds received from the issuance of the 2014 Senior Notes, as defined below. In March 2015, Delphi redeemed for cash the entire $500 million aggregate principal amount outstanding of the 6.125% Senior Notes, financed by a portion of the proceeds from the issuance of the 2015 Euro-denominated Senior Notes, as defined below. As a result of the redemptions of the 2011 Senior Notes, Delphi recognized losses on debt extinguishment of approximately $52 million during the year ended December 31, 2015 and $33 million during the year ended December 31, 2014.
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
On March 10, 2015, Delphi Automotive PLC issued €700 million in aggregate principal amount of 1.50% Euro-denominated senior unsecured notes due 2025 (the “2015 Euro-denominated Senior Notes”) in a transaction registered under the Securities Act. The 2015 Euro-denominated Senior Notes were priced at 99.54% of par, resulting in a yield to maturity of 1.55%. The proceeds were primarily utilized to redeem the 6.125% Senior Notes, and to fund future growth initiatives, such as acquisitions, and share repurchases. Delphi incurred approximately $5 million of issuance costs in connection with the 2015 Euro-denominated Senior Notes. Interest is payable annually on March 10. The Company has designated the 2015 Euro-denominated Senior Notes as a net investment hedge of the foreign currency exposure of its investments in certain Euro-denominated subsidiaries. Refer to Note 17. Derivatives and Hedging Activities to the audited consolidated financial statements contained herein for further information.
On November 19, 2015, Delphi Automotive PLC issued $1.3 billion in aggregate principal amount of senior unsecured notes in a transaction registered under the Securities Act, comprised of $650 million of 3.15% senior unsecured notes due 2020 (the "3.15% Senior Notes") and $650 million of 4.25% senior unsecured notes due 2026 (the "4.25% Senior Notes") (collectively, the “2015 Senior Notes”). The 3.15% Senior Notes were priced at 99.784% of par, resulting in a yield to maturity of 3.197%, and the 4.25% Senior Notes were priced at 99.942% of par, resulting in a yield to maturity of 4.256%. The proceeds were primarily utilized to fund a portion of the cash consideration for the acquisition of HellermannTyton, as further described in Note. 20. Acquisitions and Divestitures to the audited consolidated financial statements contained herein, and for general corporate purposes, including the payment of fees and expenses associated with the HellermannTyton acquisition and the related financing transaction. Delphi incurred approximately $8 million of issuance costs in connection with the 2015 Senior Notes. Interest on the 3.15% Senior Notes is payable semi-annually on May 19 and November 19 of each year to holders of record at the close of business on May 4 or November 4 immediately preceding the interest payment date. Interest on the 4.25% Senior Notes is payable semi-annually on January 15 and July 15 of each year to holders of record at the close of business on January 1 or July 1 immediately preceding the interest payment date.
Although the specific terms of each indenture governing each series of senior notes vary, the indentures contain certain restrictive covenants, including with respect to Delphi’s (and Delphi’s subsidiaries) ability to incur liens, enter into sale and leaseback transactions and merge with or into other entities. As of December 31, 2015, the Company was in compliance with the provisions of all series of the outstanding senior notes.
The 2013 Senior Notes and 2014 Senior Notes issued by Delphi Corporation are fully and unconditionally guaranteed, jointly and severally, by Delphi Automotive PLC and by certain of Delphi Automotive PLC's direct and indirect subsidiaries which are directly or indirectly 100% owned by Delphi Automotive PLC, subject to customary release provisions (other than in the case of Delphi Automotive PLC). The 2015 Euro-denominated Senior Notes and 2015 Senior Notes issued by Delphi Automotive PLC are fully and unconditionally guaranteed, jointly and severally, by certain of Delphi Automotive PLC's direct and indirect subsidiaries (including Delphi Corporation), which are directly or indirectly 100% owned by Delphi Automotive PLC, subject to customary release provisions.

Other Financing
Receivable factoring—Delphi maintains a €400 million European accounts receivable factoring facility, of which €350 million is available on a committed basis. This facility is accounted for as short-term debt and borrowings are subject to the availability of eligible accounts receivable. No amounts were outstanding under this European accounts receivable factoring facility as of December 31, 2015 and 2014. Collateral is not generally required related to these trade accounts receivable. The maximum amount drawn under the European facility during the year ended December 31, 2015 to manage intra-period working capital needs, and to fund a portion of the amount that was placed on deposit for the acquisition of HellermannTyton, was €353 million.
In addition, in 2015 and 2014 one of the Company’s European subsidiaries factored, without recourse, receivables related to certain foreign research tax credits to a financial institution. These transactions were accounted for as true sales of the receivables, and the Company therefore derecognized approximately $27 million and $73 million from other current assets in the consolidated balance sheet as of December 31, 2015 and December 31, 2014, respectively, as a result of these transactions. Expenses of approximately $1 million and $2 million incurred in conjunction with these transactions were recorded to interest expense during the years ended December 31, 2015 and December 31, 2014, respectively.
In 2015, the Company entered into arrangements with various financial institutions to sell eligible trade receivables from certain aftermarket customers in North America. These arrangements have original terms of one year and may be renewed annually. The receivables under these arrangements are sold without recourse to the Company and are therefore accounted for as true sales. During the year ended December 31, 2015, $100 million of receivables were sold under these arrangements, and expenses of $2 million were recognized within interest expense.
Capital leases and other—As of December 31, 2015 and December 31, 2014, approximately $77 million and approximately $53 million, respectively, of other debt issued by certain non-U.S. subsidiaries and capital lease obligations were outstanding.
Government programs—Delphi commonly seeks manufacturing development and financial assistance incentive programs that may be awarded by government entities. Delphi has numerous technology and manufacturing development programs that are competitively awarded from agencies of the U.S. Federal Government. These U.S. based programs are from the U.S. Department of Transportation (“DOT”), the U.S. Department of Energy (“DOE”), and the U.S. Department of Defense (“DoD”). We received approximately $4 million from these Federal agencies in the year ended December 31, 2015 for work performed. These programs supplement our internal research and development funds and directly support our product focus of Safe, Green and Connected. We continue to pursue many technology development programs by bidding on competitively procured programs from DOT, DOE and DoD. Some of these programs were bid with us being the lead or “Prime Contractor”, and some were bid with us as a “Subrecipient” to the Prime Contractor. For the year ended December 31, 2015, Delphi was awarded four new programs with over $7 million of U.S. Government funds that will be received over the next 48 months.
Contractual Commitments
The following table summarizes our expected cash outflows resulting from financial contracts and commitments as of December 31, 2015, with amounts denominated in foreign currencies translated using foreign currency rates as of December 31, 2015. We have not included information on our recurring purchases of materials for use in our manufacturing operations. These amounts are generally consistent from year to year, closely reflect our levels of production, and are not long-term in nature. The amounts below exclude as of December 31, 2015, the gross liability for uncertain tax positions of $48 million. We do not expect a significant payment related to these obligations to be made within the next twelve months. We are not able to provide a reasonably reliable estimate of the timing of future payments relating to the non-current portion of obligations associated with uncertain tax positions. For more information, refer to Note 14. Income Taxes to the audited consolidated financial statements included herein.

	Payments due by Period
	Total	2016	2017 & 2018	2019 & 2020	Thereafter
	(in millions)
Debt and capital lease obligations (excluding interest)	$4,042	$52	$414	$653	$2,923
Estimated interest costs related to debt and capital lease obligations	932	122	229	217	364
Operating lease obligations	328	90	118	56	64
Contractual commitments for capital expenditures	210	210	—	—	—
Other contractual purchase commitments, including information technology	263	136	109	14	4
Total	$5,775	$610	$870	$940	$3,355
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
Capital Expenditures
Supplier selection in the auto industry is generally finalized several years prior to the start of production of the vehicle. Therefore, current capital expenditures are based on customer commitments entered into previously, generally several years ago when the customer contract was awarded. As of December 31, 2015, we had approximately $210 million in outstanding cancellable and non-cancellable capital commitments. Capital expenditures by operating segment and geographic region for the periods presented were:

	Year Ended December 31,
	2015	2014	2013
	(in millions)
Electrical/Electronic Architecture	$353	$326	$293
Powertrain Systems	198	315	224
Electronics and Safety	105	89	64
Eliminations and Other (1)	48	49	24
Total capital expenditures	$704	$779	$605
North America	$247	$214	$183
Europe, Middle East & Africa	245	290	250
Asia Pacific	202	253	152
South America	10	22	20
Total capital expenditures	$704	$779	$605

(1)	Eliminations and Other includes capital expenditures amounts attributable to corporate administrative and support functions, including corporate headquarters and certain technical centers.
Cash Flows
Intra-month cash flow cycles vary by region, but in general we are users of cash through the first half of a typical month and we generate cash during the latter half of a typical month. Due to this cycle of cash flows, we may utilize short-term financing, including our Revolving Credit Facility and European accounts receivable factoring facilities, to manage our intra-month working capital needs. Our cash balance typically peaks at month end.
We utilize a combination of strategies, including dividends, cash pooling arrangements, intercompany loan structures and other distributions and advances to provide the funds necessary to meet our global liquidity needs. We have established a global cash pooling arrangement to consolidate and manage our global cash balances, which enables us to efficiently move cash into and out of a number of the countries in which we operate, including China as a result of recent financial deregulation in the Shanghai Pilot Free Trade Zone.

Operating activities—Net cash provided by operating activities from continuing operations totaled $1,667 million and $2,045 million for the year ended December 31, 2015 and 2014, respectively. The $378 million decrease primarily reflects decreased earnings and increased working capital usage in 2015. Cash flow from operating activities from continuing operations for the year ended December 31, 2015 consisted primarily of net earnings from continuing operations of $1,261 million, increased by $673 million for non-cash charges for depreciation and amortization, pension and other postretirement benefit expenses and extinguishment of debt, partially offset by $336 million related to changes in operating assets and liabilities, net of restructuring and pension contributions. Cash flow from operating activities from continuing operations for the year ended December 31, 2014 consisted primarily of net earnings from continuing operations of $1,380 million, increased by $662 million for non-cash charges for depreciation and amortization, pension and other postretirement benefit expenses and extinguishment of debt, partially offset by $54 million related to changes in operating assets and liabilities, net of restructuring and pension contributions.
Net cash provided by operating activities from continuing operations totaled $1,656 million for the year ended December 31, 2013, which consisted of net earnings from continuing operations of $1,241 million, increased by $618 million for non-cash charges for depreciation and amortization, pension and other postretirement benefit expenses and extinguishment of debt, partially offset by $208 million related to changes in operating assets and liabilities, net of restructuring and pension contributions.
Investing activities—Net cash used in investing activities from continuing operations totaled $1,630 million and $1,112 million for the year ended December 31, 2015 and 2014, respectively. The increase is primarily attributable to $1,654 million paid for business acquisitions in 2015, principally HellermannTyton, partially offset by the net proceeds of $730 million received from the sales of our wholly owned Thermal Systems business and KDAC joint venture and reduced capital expenditures.
Net cash used in investing activities from continuing operations totaled $577 million for the year ended December 31, 2013 which resulted primarily from capital expenditures of $605 million, partially offset by proceeds from the sale of property / investments of $33 million.
Financing activities—Net cash used in financing activities totaled $284 million and $1,398 million for the years ended December 31, 2015 and 2014, respectively. The decrease in net cash used in financing activities is primarily attributable to the net proceeds of $1.3 billion received from the issuance of the 2015 Senior Notes in order to fund a portion of the acquisition of HellermannTyton, and net proceeds of $753 million received from the issuance of the 2015 Euro-denominated Senior Notes, which were partially utilized to redeem the 6.125% Senior Notes. In the year ended December 31, 2014, the net proceeds of approximately $691 million received from the issuance of the 2014 Senior Notes were primarily used to redeem the 5.875% Senior Notes and to repay a portion of the Tranche A Term Loan. Additionally, an incremental $135 million of cash on hand was used in 2015 to repurchase ordinary shares as compared to 2014.
Net cash used in financing activities totaled $822 million for the year ended December 31, 2013, which resulted primarily from the repurchase of ordinary shares of $457 million, the payment of cash dividends on Delphi's ordinary shares of $211 million and the receipt of net proceeds of approximately $790 million received from the issuance of the 2013 Senior Notes, which were used in conjunction with the amendment of the 2012 Credit Agreement to pay off in its entirety the $773 million of the Tranche B Term Loan.
Off-Balance Sheet Arrangements and Other Matters
We do not engage in any off-balance sheet financial arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Pension Benefits
Certain of our non-U.S. subsidiaries sponsor defined benefit pension plans, which generally provide benefits based on negotiated amounts for each year of service. Our primary non-U.S. plans are located in France, Germany, Mexico, Portugal and the United Kingdom ("U.K."). The U.K. and certain Mexican plans are funded. In addition, we have defined benefit plans in South Korea, Turkey and Italy for which amounts are payable to employees immediately upon separation. The obligations for these plans are recorded over the requisite service period. We anticipate making pension contributions and benefit payments of approximately $77 million for non-U.S. plans in 2016.
Delphi sponsors a Supplemental Executive Retirement Program (“SERP”) for those employees who were U.S. executives of DPHH prior to September 30, 2008 and were still U.S. executives of Delphi on October 7, 2009, the effective date of the program. This program is unfunded. Executives receive benefits over 5 years after an involuntary or voluntary separation from Delphi. The SERP is closed to new members and was frozen effective September 30, 2008. There are no required contributions for the SERP in 2015, although we anticipate making benefit payments of approximately $12 million for the SERP in 2016.
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
As of December 31, 2015 and 2014, the undiscounted reserve for environmental investigation and remediation was approximately $4 million (of which $1 million was recorded in accrued liabilities and $3 million was recorded in other long-term liabilities) and $5 million (of which $1 million was recorded in accrued liabilities and $4 million was recorded in other long-term liabilities). Additionally, approximately $6 million and $16 million as of December 31, 2015 and December 31, 2014, respectively, of undiscounted reserve for environmental investigation and remediation attributable to discontinued operations was included within liabilities held for sale. Delphi cannot ensure that environmental requirements will not change or become more stringent over time or that its eventual environmental remediation costs and liabilities will not exceed the amount of its current reserves. In the event that such liabilities were to significantly exceed the amounts recorded, Delphi’s results of operations could be materially affected.
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
Acquisitions
In accordance with accounting guidance for the provisions in FASB ASC 805, Business Combinations, we allocate the purchase price of an acquired business to its identifiable assets and liabilities based on estimated fair values. The excess of the purchase price over the amount allocated to the assets and liabilities, if any, is recorded as goodwill. In addition, an acquisition may include a contingent consideration component, such as our acquisition agreements for Antaya, Ottomatika and Control-Tec. The fair value of the contingent consideration is estimated as of the date of the acquisition and is recorded as part of the purchase price. This estimate is updated in future periods and any changes in the estimate, which are not considered an adjustment to the purchase price, are recorded in our consolidated statements of operations.
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
The principal assumptions used to determine the pension expense and the actuarial value of the projected benefit obligation for the U.S. and non-U.S. pension plans were:
Assumptions used to determine benefit obligations at December 31:

	Pension Benefits
	U.S. Plans		Non-U.S. Plans
	2015	2014	2015	2014
Weighted-average discount rate	2.70%	2.50%	3.81%	3.67%
Weighted-average rate of increase in compensation levels	N/A	N/A	3.67%	3.65%
Assumptions used to determine net expense for years ended December 31:

	Pension Benefits
	U.S. Plans			Non-U.S. Plans
	2015	2014	2013	2015	2014	2013
Weighted-average discount rate	2.50%	3.00%	2.40%	3.67%	4.58%	4.41%
Weighted-average rate of increase in compensation levels	N/A	N/A	N/A	3.65%	3.85%	3.50%
Weighted-average expected long-term rate of return on plan assets	N/A	N/A	N/A	6.34%	6.35%	6.44%
We select discount rates by analyzing the results of matching each plan’s projected benefit obligations with a portfolio of high-quality fixed income investments rated AA- or higher by Standard and Poor’s.
Delphi does not have any U.S. pension assets; therefore no U.S. asset rate of return calculation was necessary for 2015, 2014 or 2013. The primary funded non-U.S. plans are in the United Kingdom and Mexico. For the determination of 2015 expense, we assumed a long-term expected asset rate of return of approximately 6.25% and 7.50% for the United Kingdom and Mexico, respectively. We evaluated input from local actuaries and asset managers, including consideration of recent fund performance and historical returns, in developing the long-term rate of return assumptions. The assumptions for the United Kingdom and Mexico are primarily conservative long-term, prospective rates. To determine the expected return on plan assets, the market-related value of approximately 50% of our plan assets is actual fair value. The expected return on the remainder of our plan assets is determined by applying the expected long-term rate of return on assets to a calculated market-related value of these plan assets, which recognizes changes in the fair value of the plan assets in a systematic manner over five years.
Our pension expense for 2016 is determined at the December 31, 2015 measurement date. For purposes of analysis, the following table highlights the sensitivity of our pension obligations and expense to changes in key assumptions:

Change in Assumption	Impact on Pension Expense	Impact on PBO
25 basis point (“bp”) decrease in discount rate	+ $8 million	+ $88 million
25 bp increase in discount rate	- $6 million	- $81 million
25 bp decrease in long-term expected return on assets	+ $3 million	—
25 bp increase in long-term expected return on assets	- $3 million	—
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
Valuation of Long-Lived Assets, Intangible Assets and Investments in Affiliates and Expected Useful Lives
We monitor our long-lived and definite-lived assets for impairment indicators on an ongoing basis based on projections of anticipated future cash flows, including future profitability assessments of various manufacturing sites when events and circumstances warrant such a review. If impairment indicators exist, we perform the required impairment analysis by comparing the undiscounted cash flows expected to be generated from the long-lived assets to the related net book values. If the net book value exceeds the undiscounted cash flows, an impairment loss is measured and recognized. An impairment loss is measured as the difference between the net book value and the estimated fair value of the long-lived assets. Even if an impairment charge is not required, a reassessment of the useful lives over which depreciation or amortization is being recognized may be appropriate based on our assessment of the recoverability of these assets. We estimate cash flows and fair value using internal budgets based on recent sales data, independent automotive production volume estimates and customer commitments and review of appraisals. The key factors which impact our estimates are (1) future production estimates; (2) customer preferences and decisions; (3) product pricing; (4) manufacturing and material cost estimates; and (5) product life / business retention. Any differences in actual results from the estimates could result in fair values different from the estimated fair values, which could materially impact our future results of operations and financial condition. We believe that the projections of anticipated future cash flows and fair value assumptions are reasonable; however, changes in assumptions underlying these estimates could affect our valuations.
Goodwill and Intangible Assets
We periodically review goodwill for impairment indicators. We review goodwill for impairment annually in the fourth quarter or more frequently if events or changes in circumstances indicate that goodwill might be impaired. The company performs impairment reviews at the reporting unit level. We perform a qualitative assessment (step 0) of whether it is more likely than not that a reporting unit's fair value is less than its carrying amount. If not, no further goodwill impairment testing is performed. If so, we perform the step 1 and step 2 tests discussed hereafter. Our qualitative assessment involves significant estimates, assumptions, and judgments, including, but not limited to, macroeconomic conditions, industry and market conditions, financial performance of the Company, reporting unit specific events and changes in the Company's share price.
If the fair value of the reporting unit is greater than its carrying amount (step 1), goodwill is not considered to be impaired and the second step is not required. We estimate the fair value of our reporting units using a combination of a future discounted cash flow valuation model and, if possible, a comparable market transaction model. Estimating fair value requires the Company to make judgments about appropriate discount rates, growth rates, relevant comparable company earnings multiples and the amount and timing of expected future cash flows. If the fair value of the reporting unit is less than its carrying amount, an entity must perform the second step to measure the amount of the impairment loss, if any. The second step requires a reporting unit to compare its implied fair value of goodwill to its carrying amount. If the carrying amount of goodwill exceeds its implied fair value, the reporting unit would recognize an impairment loss for that excess. We estimate implied fair value of goodwill in the same way as goodwill is recognized in a business combination. We estimate fair value of the reporting unit’s identifiable net assets excluding goodwill is compared to the fair value of the reporting unit as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.
We review indefinite-lived intangible assets annually or more frequently if events or changes in circumstances indicate the assets might be impaired. The company does not perform a qualitative assessment (step 0) for indefinite-lived intangible assets, but performs a quantitative review based upon forecasted cash flows similar to goodwill, as described above, on at least an annual basis. Other intangible assets with definite lives are amortized over their useful lives and are subject to impairment testing only if events or circumstances indicate that the asset might be impaired, as described above.

Inventories
Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or market, including direct material costs and direct and indirect manufacturing costs. Refer to Note 3. Inventories to the audited consolidated financial statements included herein. Obsolete inventory is identified based on analysis of inventory for known obsolescence issues, and, as of December 31, 2015, the market value of inventory on hand in excess of one year’s supply is generally fully-reserved.
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
As of December 31, 2015 and 2014, we were in a net derivative liability position of $129 million and $104 million, respectively, and there were no adjustments recorded for nonperformance risk based on the application of peer companies’ CDS rates and because Delphi’s exposures were to counterparties with investment grade credit ratings. Refer to Note 17. Derivatives and Hedging Activities to the audited consolidated financial statements included herein for more information.
Share-Based Compensation
The Delphi Automotive PLC Long Term Incentive Plan, as amended and restated effective April 23, 2015 (“PLC LTIP”) allows for the grant of share-based awards for long-term compensation to the employees, directors, consultants and advisors of the Company (further discussed in Note 21. Share-Based Compensation to the audited consolidated financial statements included herein). Grants of restricted stock units (“RSUs”) to Delphi's executives were made under the PLC LTIP in 2015, 2014 and 2013 and are expected to be made annually. The RSU awards include a time-based vesting portion and a performance-based vesting portion. The performance-based vesting portion includes performance and market conditions in addition to service conditions. We determine the grant date fair value of the RSUs based on the closing price of the Company's ordinary shares on the date of the grant of the award and a contemporaneous valuation performed by an independent valuation specialist with respect to certain market conditions that impact the performance-based vesting portion of the RSUs. We recognize compensation expense based upon the grant date fair value of the awards applied to the Company's best estimate of ultimate performance against the respective targets on a straight-line basis over the requisite vesting period of the awards, adjusted for an estimate for forfeitures. The performance conditions require management to make assumptions regarding the likelihood of achieving certain performance goals. Changes in these performance assumptions, as well as differences in actual results from management's estimates, could result in estimated or actual fair values different from previously estimated fair values, which could materially impact the Company's future results of operations and financial condition.
Refer to Note 21. Share-Based Compensation to the audited consolidated financial statements included herein for additional information.
Recently Issued Accounting Pronouncements
Refer to Note 2. Significant Accounting Policies to the audited consolidated financial statements included herein for a complete description of recent accounting standards which we have not yet been required to implement which may be applicable to our operations. Additionally the significant accounting standards that have been adopted during the year ended December 31, 2015 are described.
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

Currency Exchange Rate Risk
Currency exposures may impact future earnings and/or operating cash flows. We have currency exposures related to buying, selling and financing in currencies other than the local functional currencies in which we operate ("transactional exposure"). We also have currency exposures related to the translation of the financial statements of our foreign subsidiaries that use the local currency as their functional currency into U.S. dollars, the Company's reporting currency ("translational exposure"). As described in Note. 17. Derivatives and Hedging Activities to the audited consolidated financial statements included herein, we have designated the 2015 Euro-denominated Senior Notes as a net investment hedge of the foreign currency exposure of our investments in certain Euro-denominated subsidiaries. The impact of translational exposure is recorded within currency translation adjustment in the Consolidated Statements of Comprehensive Income, with fluctuations in the value of the 2015 Euro-denominated Senior Notes due to exchange rate changes offsetting changes in the value of our net investment of these Euro-denominated operations. During the year ended December 31, 2015, the foreign currency translation adjustment loss of $344 million was primarily due to the impact of a strengthening U.S. dollar, which increased approximately 10% in relation to the Euro from December 31, 2014.
In some instances, we choose to reduce our transactional exposures through financial instruments (hedges) that provide offsets or limits to our exposures. Currently our most significant hedged currency exposures relate to the Mexican Peso, Chinese Yuan (Renminbi), Polish Zloty, Turkish Lira and Hungarian Forint. As of December 31, 2015 and December 31, 2014 the net fair value asset of all financial instruments, including hedges and underlying transactions, with exposure to currency risk was approximately $320 million and $688 million, respectively. The potential loss or gain in fair value for such financial instruments from a hypothetical 10% adverse or favorable change in quoted currency exchange rates would be approximately $38 million and $175 million at December 31, 2015 and 2014, respectively. The impact of a 10% change in rates on fair value differs from a 10% change in the net fair value asset due to the existence of hedges. The model assumes a parallel shift in currency exchange rates; however, currency exchange rates rarely move in the same direction. The assumption that currency exchange rates change in a parallel fashion may overstate the impact of changing currency exchange rates on assets and liabilities denominated in currencies other than the U.S. dollar.
Commodity Price Risk
Commodity swaps/average rate forward contracts are executed to offset a portion of our exposure to the potential change in prices mainly for various non-ferrous metals used in the manufacturing of automotive components, primarily copper. As a result of the divestiture of our Thermal Systems business in 2015, as further described in Note 25. Discontinued Operations to the audited consolidated financial statements included herein, we no longer have significant exposure to aluminum, and as such no longer enter into derivative transactions for this commodity. The net fair value of our contracts was a liability of approximately $51 million and $27 million at December 31, 2015 and 2014, respectively. If the price of the commodities that are being hedged by our commodity swaps/average rate forward contracts changed adversely or favorably by 10%, the fair value of our commodity swaps/average rate forward contracts would decrease or increase by $15 million and $35 million at December 31, 2015 and 2014, respectively. A 10% change in the net fair value liability differs from a 10% change in rates on fair value due to the relative differences between the underlying commodity prices and the prices in place in our commodity swaps/average rate forward contracts. These amounts exclude the offsetting impact of the price risk inherent in the physical purchase of the underlying commodities.
Interest Rate Risk
Our exposure to market risk associated with changes in interest rates relates primarily to our debt obligations. We do not use interest rate swap or other derivative contracts to manage our exposure to fluctuations in interest rates. As of December 31, 2015, we had approximately $400 million of floating rate debt principally related to the Credit Agreement. The Credit Agreement carries an interest rate, at our option, of either (a) the ABR plus 0.00% per annum, or (b) LIBOR plus 1.00% per annum.
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

The table below indicates interest rate sensitivity on interest expense to floating rate debt based on amounts outstanding as of December 31, 2015.

Tranche A Term Loan
Change in Rate	(impact to annual interest expense, in millions)
25 bps decrease	- $1
25 bps increase	+$1

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Delphi Automotive PLC:

We have audited the accompanying consolidated balance sheets of Delphi Automotive PLC as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedule included in Item 15(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Delphi Automotive PLC at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Delphi Automotive PLC's internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 8, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Detroit, Michigan
February 8, 2016

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Delphi Automotive PLC:

We have audited Delphi Automotive PLC's internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Delphi Automotive PLC's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management's Report on Internal Control Over Financial Reporting, management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of HellermannTyton Group PLC, which is included in the 2015 consolidated financial statements of Delphi Automotive PLC and constituted 19% of total assets as of December 31, 2015 and less than 1% of net sales and net income for the year then ended. Our audit of internal control over financial reporting of Delphi Automotive PLC also did not include an evaluation of the internal control over financial reporting of HellermannTyton Group PLC.

In our opinion, Delphi Automotive PLC maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Delphi Automotive PLC as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2015 and our report dated February 8, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Detroit, Michigan
February 8, 2016

DELPHI AUTOMOTIVE PLC
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2015	2014	2013
	(in millions, except per share amounts)
Net sales	$15,165	$15,499	$15,051
Operating expenses:
Cost of sales	12,155	12,471	12,274
Selling, general and administrative	1,017	1,036	916
Amortization	93	94	97
Restructuring (Note 10)	177	140	137
Total operating expenses	13,442	13,741	13,424
Operating income	1,723	1,758	1,627
Interest expense	(127)	(135)	(143)
Other (expense) income, net (Note 19)	(88)	(8)	(18)
Income from continuing operations before income taxes and equity income	1,508	1,615	1,466
Income tax expense	(263)	(255)	(240)
Income from continuing operations before equity income	1,245	1,360	1,226
Equity income, net of tax	16	20	15
Income from continuing operations	1,261	1,380	1,241
Income from discontinued operations, net of tax (Note 25)	274	60	60
Net income	1,535	1,440	1,301
Net income attributable to noncontrolling interest	85	89	89
Net income attributable to Delphi	$1,450	$1,351	$1,212

Amounts attributable to Delphi:
Income from continuing operations	$1,188	$1,309	$1,170
Income from discontinued operations	262	42	42
Net income	$1,450	$1,351	$1,212

Basic net income per share:
Continuing operations	$4.16	$4.36	$3.76
Discontinued operations	0.92	0.14	0.14
Basic net income per share attributable to Delphi	$5.08	$4.50	$3.90
Weighted average number of basic shares outstanding	285.20	300.27	310.82

Diluted net income per share:
Continuing operations	$4.14	$4.34	$3.75
Discontinued operations	0.92	0.14	0.14
Diluted net income per share attributable to Delphi	$5.06	$4.48	$3.89
Weighted average number of diluted shares outstanding	286.64	301.89	311.80

Cash dividends declared per share	$1.00	$1.00	$0.68
See notes to consolidated financial statements.

DELPHI AUTOMOTIVE PLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2015	2014	2013
	(in millions)
Net income	$1,535	$1,440	$1,301
Other comprehensive (loss) income:
Currency translation adjustments	(344)	(325)	49
Net change in unrecognized (loss) gain on derivative instruments, net of tax (Note 17)	(28)	(80)	(12)
Employee benefit plans adjustment, net of tax (Note 12)	64	(108)	(33)
Other comprehensive (loss) income	(308)	(513)	4
Comprehensive income	1,227	927	1,305
Comprehensive income attributable to noncontrolling interests	69	80	93
Comprehensive income attributable to Delphi	$1,158	$847	$1,212
See notes to consolidated financial statements.

DELPHI AUTOMOTIVE PLC
CONSOLIDATED BALANCE SHEETS

	December 31,
	2015	2014
	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$535	$859
Restricted cash	1	1
Accounts receivable, net	2,750	2,400
Inventories (Note 3)	1,181	1,013
Other current assets (Note 4)	431	567
Current assets held for sale (Note 25)	223	384
Total current assets	5,121	5,224
Long-term assets:
Property, net (Note 6)	3,377	3,021
Investments in affiliates	94	98
Intangible assets, net (Note 7)	1,383	728
Goodwill (Note 7)	1,539	656
Other long-term assets (Note 4)	459	483
Long-term assets held for sale (Note 25)	—	511
Total long-term assets	6,852	5,497
Total assets	$11,973	$10,721
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt (Note 11)	$52	$34
Accounts payable	2,541	2,278
Accrued liabilities (Note 8)	1,204	1,221
Current liabilities held for sale (Note 25)	130	356
Total current liabilities	3,927	3,889
Long-term liabilities:
Long-term debt (Note 11)	3,956	2,392
Pension benefit obligations	854	1,002
Other long-term liabilities (Note 8)	503	390
Long-term liabilities held for sale (Note 25)	—	35
Total long-term liabilities	5,313	3,819
Total liabilities	9,240	7,708
Commitments and contingencies (Note 13)
Shareholders’ equity:
Preferred shares, $0.01 par value per share, 50,000,000 shares authorized, none issued and outstanding	—	—
Ordinary shares, $0.01 par value per share, 1,200,000,000 shares authorized, 278,208,470 and 291,619,411 issued and outstanding as of December 31, 2015 and December 31, 2014, respectively	3	3
Additional paid-in-capital	1,653	1,700
Retained earnings	1,627	1,548
Accumulated other comprehensive loss (Note 16)	(1,033)	(741)
Total Delphi shareholders’ equity	2,250	2,510
Noncontrolling interest	483	503
Total shareholders’ equity	2,733	3,013
Total liabilities and shareholders’ equity	$11,973	$10,721
See notes to consolidated financial statements.

DELPHI AUTOMOTIVE PLC
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2015	2014	2013
	(in millions)
Cash flows from operating activities:
Net income	$1,535	$1,440	$1,301
Income from discontinued operations, net of tax	274	60	60
Income from continuing operations	1,261	1,380	1,241
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	447	446	402
Amortization	93	94	97
Amortization of deferred debt issuance costs	11	9	11
Restructuring expense, net of cash paid	44	(22)	(25)
Deferred income taxes	(21)	(5)	(42)
Pension and other postretirement benefit expenses	75	88	80
Income from equity method investments, net of dividends received	1	(20)	6
Loss on extinguishment of debt	58	34	39
Loss (gain) on sale of assets	4	—	(16)
Share-based compensation	74	73	46
Changes in operating assets and liabilities:
Accounts receivable, net	(207)	67	(213)
Inventories	(38)	21	(26)
Other assets	(10)	65	(28)
Accounts payable	194	(6)	237
Accrued and other long-term liabilities	(161)	(44)	25
Other, net	(67)	(25)	(69)
Pension contributions	(91)	(110)	(109)
Net cash provided by operating activities from continuing operations	1,667	2,045	1,656
Net cash provided by operating activities from discontinued operations	36	90	94
Net cash provided by operating activities	1,703	2,135	1,750
Cash flows from investing activities:
Capital expenditures	(704)	(779)	(605)
Proceeds from sale of property / investments	10	15	33
Net proceeds from divestiture of discontinued operations	730	—	—
Proceeds from business divestitures, net of payments of $14 in 2015	11	—	—
Cost of business acquisitions, net of cash acquired	(1,654)	(345)	2
Cost of technology investments	(23)	(5)	(12)
Decrease in restricted cash	—	2	5
Net cash used in investing activities from continuing operations	(1,630)	(1,112)	(577)
Net cash used in investing activities from discontinued operations	(69)	(74)	(78)
Net cash used in investing activities	(1,699)	(1,186)	(655)
Cash flows from financing activities:
Net (repayments) proceeds under other short-term debt agreements	(214)	7	(80)
Repayments under long-term debt agreements	—	(164)	(1,353)
Repayment of senior notes	(546)	(526)	—
Proceeds from issuance of senior secured term loans, net of issuance costs	—	—	560
Proceeds from issuance of senior notes, net of issuance costs	2,043	691	788
Dividend payments of consolidated affiliates to minority shareholders	(63)	(73)	(55)
Repurchase of ordinary shares	(1,159)	(1,024)	(457)
Distribution of cash dividends	(286)	(301)	(211)
Taxes withheld and paid on employees' restricted share awards	(59)	(8)	(14)
Net cash used in financing activities	(284)	(1,398)	(822)
Effect of exchange rate fluctuations on cash and cash equivalents	(45)	(36)	11
(Decrease) increase in cash and cash equivalents	(325)	(485)	284
Cash and cash equivalents at beginning of the year	904	1,389	1,105
Cash and cash equivalents at end of the year	$579	$904	$1,389
Cash and cash equivalents of discontinued operations	$44	$45	$52
Cash and cash equivalents of continuing operations	$535	$859	$1,337
See notes to consolidated financial statements.

DELPHI AUTOMOTIVE PLC
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

	Ordinary Shares
	Number of Shares	Amount	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Delphi Shareholders’ Equity	Noncontrolling Interest	Total Shareholders’ Equity
	(in millions)
Balance at December 31, 2012	315	$3	$1,723	$856	$(237)	$2,345	$485	$2,830
Net income	—	—	—	1,212	—	1,212	89	1,301
Other comprehensive income	—	—	—	—	—	—	4	4
Dividends on ordinary shares	—	—	3	(214)	—	(211)	—	(211)
Dividend payments of consolidated affiliates to minority shareholders	—	—	—	—	—	—	(77)	(77)
Taxes withheld on employees' restricted share award vestings	—	—	(3)	—	—	(3)	—	(3)
Repurchase of ordinary shares	(9)	—	(49)	(408)	—	(457)	—	(457)
Share-based compensation	—	—	47	—	—	47	—	47
Assets purchased from non-controlling interests in excess of book value	—	—	(22)	—	—	(22)	22	—
Balance at December 31, 2013	306	$3	$1,699	$1,446	$(237)	$2,911	$523	$3,434
Net income	—	—	—	1,351	—	1,351	89	1,440
Other comprehensive loss	—	—	—	—	(504)	(504)	(9)	(513)
Dividends on ordinary shares	—	—	4	(305)	—	(301)	—	(301)
Dividend payments of consolidated affiliates to minority shareholders	—	—	—	—	—	—	(100)	(100)
Taxes withheld on employees' restricted share award vestings	—	—	(8)	—	—	(8)	—	(8)
Repurchase of ordinary shares	(15)	—	(80)	(944)	—	(1,024)	—	(1,024)
Share-based compensation	—	—	76	—	—	76	—	76
Excess tax benefits on share-based compensation	—	—	9	—	—	9	—	9
Balance at December 31, 2014	291	$3	$1,700	$1,548	$(741)	$2,510	$503	$3,013
Net income	—	—	—	1,450	—	1,450	85	1,535
Other comprehensive loss	—	—	—	—	(292)	(292)	(16)	(308)
Dividends on ordinary shares	—	—	4	(290)	—	(286)	—	(286)
Dividend payments of consolidated affiliates to minority shareholders	—	—	—	—	—	—	(89)	(89)
Taxes withheld on employees' restricted share award vestings	—	—	(59)	—	—	(59)	—	(59)
Repurchase of ordinary shares	(15)	—	(78)	(1,081)	—	(1,159)	—	(1,159)
Share-based compensation	2	—	75	—	—	75	—	75
Excess tax benefits on share-based compensation	—	—	11	—	—	11	—	11
Balance at December 31, 2015	278	$3	$1,653	$1,627	$(1,033)	$2,250	$483	$2,733
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
Nature of operations—Delphi is a leading global vehicle components manufacturer and provides electrical and electronic, powertrain and safety technology solutions to the global automotive and commercial vehicle markets. Delphi is one of the largest vehicle component manufacturers, and its customers include all 25 of the largest automotive original equipment manufacturers (“OEMs”) in the world. Delphi operates 126 major manufacturing facilities and 14 major technical centers utilizing a regional service model that enables the Company to efficiently and effectively serve its global customers from low cost countries. Delphi has a presence in 44 countries and has over 19,000 scientists, engineers and technicians focused on developing market relevant product solutions for its customers. In line with the long term growth in emerging markets, Delphi has been increasing its focus on these markets, particularly in China, where the Company has a major manufacturing base and strong customer relationships.
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

2. SIGNIFICANT ACCOUNTING POLICIES
Consolidation—The consolidated financial statements include the accounts of Delphi and U.S. and non-U.S. subsidiaries in which Delphi holds a controlling financial or management interest and variable interest entities of which Delphi has determined that it is the primary beneficiary. Delphi’s share of the earnings or losses of non-controlled affiliates, over which Delphi exercises significant influence (generally a 20% to 50% ownership interest), is included in the consolidated operating results using the equity method of accounting. When Delphi does not have the ability to exercise significant influence (generally when ownership interest is less than 20%), investments in non-consolidated affiliates are accounted for using the cost method. All adjustments, consisting of only normal recurring items, which are necessary for a fair presentation, have been included. All significant intercompany transactions and balances between consolidated Delphi businesses have been eliminated in the accompanying financial statements. The Company monitors its investments in affiliates for indicators of other-than-temporary declines in value on an ongoing basis. If the Company determines that such a decline has occurred, an impairment loss is recorded, which is measured as the difference between carrying value and estimated fair value. Estimated fair value is generally determined using an income approach based on discounted cash flows or negotiated transaction values.

During the year ended December 31, 2015, Delphi received dividends of $17 million from one of its equity method investments. During the year ended December 31, 2014, Delphi received a dividend of $10 million from its equity method investment in Korea Delphi Automotive Systems Corporation ("KDAC"), a Korean unconsolidated joint venture which was sold during the year ended December 31, 2015 and has been reclassified to discontinued operations, as further described in Note 25. Discontinued Operations. During the year ended December 31, 2013, Delphi received dividends of $9 million from KDAC and $21 million from another of its equity method investments. The dividends were recognized as reductions to the investments and represented a return on the investments that were included in cash flows from operating activities from continuing operations and discontinued operations, respectively.
Investments in affiliates accounted for under the cost method totaled $23 million and $0 million as of December 31, 2015 and 2014, respectively, and are classified within other long-term assets in the consolidated balance sheet.
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
Net income per share—Basic net income per share is computed by dividing net income attributable to Delphi by the weighted–average number of ordinary shares outstanding during the period. Diluted net income per share reflects the weighted average dilutive impact of all potentially dilutive securities from the date of issuance and is computed using the treasury stock method by dividing net income attributable to Delphi by the diluted weighted-average number of ordinary shares outstanding. Unless otherwise noted, share and per share amounts included in these notes are on a diluted basis. Refer to Note 15. Shareholders’ Equity and Net Income Per Share for additional information including the calculation of basic and diluted net income per share.
Research and development—Costs are incurred in connection with research and development programs that are expected to contribute to future earnings. Such costs are charged against income as incurred. Total research and development expenses, including engineering, were approximately $1.2 billion, $1.2 billion and $1.2 billion for the years ended December 31, 2015, 2014 and 2013, respectively.
Cash and cash equivalents—Cash and cash equivalents are defined as short-term, highly liquid investments with original maturities of three months or less.
Marketable securities—Marketable securities with maturities of three months or less are classified as cash and cash equivalents for financial statement purposes. Available-for-sale securities are recorded in the consolidated financial statements at market value with changes in market value included in other comprehensive income (“OCI”). Delphi had no material available-for-sale securities as of December 31, 2015 and 2014, respectively. In the event debt or equity securities experience an other-than-temporary impairment in value, such impairment is recognized as a loss in the consolidated statement of operations.

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
The Company exchanges certain amounts of accounts receivable, primarily in the Asia Pacific region, for bank notes with original maturities greater than three months. The collection of such bank notes are included in operating cash flows based on the substance of the underlying transactions, which are operating in nature. Bank notes held by the Company with original maturities of three months or less are classified as cash and cash equivalents within the consolidated balance sheet, and those with original maturities of greater than three months are classified as notes receivable within other current assets. The Company may hold such bank notes until maturity, exchange them with suppliers to settle liabilities, or sell them to third party financial institutions in exchange for cash.
The allowance for doubtful accounts is established based upon analysis of trade receivables for known collectability issues, the aging of the trade receivables at the end of each period and, generally, all accounts receivable balances greater than 90 days past due are fully reserved. As of December 31, 2015 and 2014, the allowance for doubtful accounts was $26 million and $21 million, respectively, and the provision for doubtful accounts was $11 million, $10 million, and $7 million for the years ended December 31, 2015, 2014 and 2013, respectively.
Inventories—As of December 31, 2015 and 2014, inventories are stated at the lower of cost, determined on a first-in, first-out basis, or market, including direct material costs and direct and indirect manufacturing costs. Refer to Note 3. Inventories for additional information. Obsolete inventory is identified based on analysis of inventory for known obsolescence issues, and, generally, the market value of inventory on hand in excess of one year’s supply is fully-reserved.
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
Property—Major improvements that materially extend the useful life of property are capitalized. Expenditures for repairs and maintenance are charged to expense as incurred. Depreciation is determined based on a straight-line method over the estimated useful lives of groups of property. Leasehold improvements under capital leases are depreciated over the period of the lease or the life of the property, whichever is shorter. Refer to Note 6. Property, Net for additional information.
Pre-production costs related to long-term supply agreements—The Company incurs pre-production engineering and development and tooling costs related to products produced for its customers under long-term supply agreements. Engineering, testing and other costs incurred in the design and development of production parts are expensed as incurred, unless the costs are reimbursable, as specified in a customer contract. As of December 31, 2015 and 2014, $98 million and $128 million of such contractually reimbursable costs were capitalized, respectively. These amounts are recorded within other current and other long-term assets in the consolidated balance sheets, as further detailed in Note 4. Assets.
Special tools represent Delphi-owned tools, dies, jigs and other items used in the manufacture of customer components that will be sold under long-term supply arrangements, the costs of which are capitalized within property, plant and equipment if the Company has title to the assets. Special tools also include capitalized unreimbursed pre-production tooling costs related to customer-owned tools for which the customer has provided Delphi a non-cancellable right to use the tool. Delphi-owned special tools balances are depreciated over the expected life of the special tool or the life of the related vehicle program, whichever is shorter. The unreimbursed costs incurred related to customer-owned special tools that are not subject to reimbursement are capitalized and depreciated over the expected life of the special tool or the life of the related vehicle program, whichever is shorter. At December 31, 2015 and 2014, the special tools balance was $482 million and $421 million, respectively, included within property, net in the consolidated balance sheets. As of December 31, 2015 and 2014, the Delphi-owned special tools balances were $404 million and $345 million, respectively, and the customer-owned special tools balances were $78 million and $76 million, respectively.
Valuation of long-lived assets—The carrying value of long-lived assets held for use, including definite-lived intangible assets, is periodically evaluated when events or circumstances warrant such a review. The carrying value of a long-lived asset held for use is considered impaired when the anticipated separately identifiable undiscounted cash flows from the asset are less than the carrying value of the asset. In that event, a loss is recognized based on the amount by which the carrying value exceeds the estimated fair value of the long-lived asset. Impairment losses on long-lived assets held for sale are recognized if the carrying value of the asset is in excess of the asset's estimated fair value, reduced for the cost to dispose of the asset. Fair value of long-lived assets is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved (an income approach) and in certain situations Delphi’s review of appraisals (a market approach). Refer to Note 6. Property, Net for additional information.
Assets and liabilities held for sale—The Company considers assets to be held for sale when management approves and commits to a formal plan to actively market the assets for sale at a price reasonable in relation to their estimated fair value, the assets are available for immediate sale in their present condition, an active program to locate a buyer and other actions required to complete the sale have been initiated, the sale of the assets is probable and expected to be completed within one year (or, if it is expected that others will impose conditions on the sale of the assets that will extend the period required to complete the sale, that a firm purchase commitment is probable within one year) and it is unlikely that significant changes will be made to the plan. Upon designation as held for sale, the Company records the assets at the lower of their carrying value or their estimated fair value, reduced for the cost to dispose of the assets, and ceases to record depreciation expense on the assets.
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
Refer to Note 25. Discontinued Operations for further information regarding the Company's assets and liabilities held for sale.
Intangible assets—The Company amortizes definite-lived intangible assets over their estimated useful lives. The Company has definite-lived intangible assets related to patents and developed technology, customer relationships and trade names. Indefinite-lived in-process research and development intangible assets are not amortized, but are tested for impairment annually, or more frequently when indicators of potential impairment exist, until the completion or abandonment of the associated research and development efforts. The Company also has intangible assets related to acquired trade names that are classified as indefinite-lived when there are no foreseeable limits on the periods of time over which they are expected to contribute cash flows. These indefinite-lived trade name assets are tested for impairment annually, or more frequently when indicators of potential impairment exist. Costs to renew or extend the term of acquired intangible assets are recognized as expense as incurred. No intangible asset impairments were recorded in 2015, 2014 or 2013. Refer to Note 7. Intangible Assets and Goodwill for additional information.
Goodwill—Goodwill is the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations. The Company tests goodwill for impairment annually in the fourth quarter, or more frequently when indications of potential impairment exist. The Company monitors the existence of potential impairment indicators throughout the fiscal year. The Company tests for goodwill impairment at the reporting unit level. Our reporting units are the components of operating segments which constitute businesses for which discrete financial information is available and is regularly reviewed by segment management.
The impairment test involves first qualitatively assessing goodwill for impairment. If the qualitative assessment is not met we then perform a quantitative assessment by first comparing the estimated fair value of each reporting unit to its carrying value, including goodwill. Fair value reflects the price a market participant would be willing to pay in a potential sale of the reporting unit. If the fair value exceeds carrying value, then we conclude that no goodwill impairment has occurred. If the carrying value of the reporting unit exceeds its estimated fair value, a second step is required to measure possible goodwill impairment loss. The second step includes hypothetically valuing the tangible and intangible assets and liabilities of the reporting unit as if the reporting unit had been acquired in a business combination. Then, the implied fair value of the reporting unit's goodwill is compared to the carrying value of that goodwill. If the carrying value of the reporting unit's goodwill exceeds the implied fair value of the goodwill, we recognize an impairment loss in an amount equal to the excess, not to exceed the carrying value. Refer to Note 20. Acquisitions and Divestitures, for further information on the goodwill attributable to the Company's acquisitions.
Goodwill impairment—In the fourth quarter of 2015 and 2014, the Company completed a qualitative goodwill impairment assessment, and after evaluating the results, events and circumstances of the Company, the Company concluded that sufficient evidence existed to assert qualitatively that it is more likely than not that the estimated fair value of each reporting unit remained substantially in excess of its carrying values. Therefore, a two-step impairment assessment was not necessary. No goodwill impairments were recorded in 2015, 2014 or 2013. Refer to Note 7. Intangible Assets and Goodwill for additional information.

Discontinued operations—The Company reports financial results for discontinued operations separately from continuing operations to distinguish the financial impact of disposal transactions from ongoing operations. Discontinued operations reporting occurs only when the disposal of a component or a group of components of the Company represents a strategic shift that will have a major effect on the Company's operations and financial results. During the year ended December 31, 2015, Delphi completed the divestitures of the Company's wholly owned Thermal Systems business and the Company's interest in its KDAC joint venture. The Company has also entered into a separate agreement for the sale of its interest in its Shanghai Delphi Automotive Air Conditioning ("SDAAC") joint venture, which is expected to close in the first half of 2016, subject to customary regulatory and other approvals. Delphi's interests in these joint ventures were previously reported within the Thermal Systems segment. Accordingly, the assets and liabilities, operating results and operating and investing cash flows for the previously reported Thermal Systems segment are presented as discontinued operations separate from the Company’s continuing operations for all periods presented. Prior period information has been reclassified to present this business as discontinued operations for all periods presented, and has therefore been excluded from both continuing operations and segment results for all periods presented in these consolidated financial statements and the notes to the consolidated financial statements, unless otherwise noted. These items had no impact on the amounts of previously reported net income attributable to Delphi or total shareholders' equity. Refer to Note 25. Discontinued Operations for further information regarding the Company's discontinued operations.
Warranty and product recalls—Expected warranty costs for products sold are recognized at the time of sale of the product based on an estimate of the amount that eventually will be required to settle such obligations. These accruals are based on factors such as past experience, production changes, industry developments and various other considerations. Costs of product recalls, which may include the cost of the product being replaced as well as the customer’s cost of the recall, including labor to remove and replace the recalled part, are accrued as part of our warranty accrual at the time an obligation becomes probable and can be reasonably estimated. These estimates are adjusted from time to time based on facts and circumstances that impact the status of existing claims. Refer to Note 9. Warranty Obligations for additional information.
Income taxes—Deferred tax assets and liabilities reflect temporary differences between the amount of assets and liabilities for financial and tax reporting purposes. Such amounts are adjusted, as appropriate, to reflect changes in tax rates expected to be in effect when the temporary differences reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in earnings in the period that includes the enactment date. A valuation allowance is recorded to reduce our deferred tax assets to the amount that is more likely than not to be realized. In the event we determine it is more likely than not that the deferred tax assets will not be realized in the future, the valuation allowance adjustment to the deferred tax assets will be charged to earnings in the period in which we make such a determination. In determining the provision for income taxes for financial statement purposes, the Company makes certain estimates and judgments which affect its evaluation of the carrying value of its deferred tax assets, as well as its calculation of certain tax liabilities. Refer to Note. 14. Income Taxes for additional information.
Foreign currency translation—Assets and liabilities of non-U.S. subsidiaries that use a currency other than U.S. dollars as their functional currency are translated to U.S. dollars at end-of-period currency exchange rates. The consolidated statements of operations of non-U.S. subsidiaries are translated to U.S. dollars at average-period currency exchange rates. The effect of translation for non-U.S. subsidiaries is generally reported in OCI. The effect of remeasurement of assets and liabilities of non-U.S. subsidiaries that use the U.S. dollar as their functional currency is primarily included in cost of sales. Also included in cost of sales are gains and losses arising from transactions denominated in a currency other than the functional currency of a particular entity. Net foreign currency transaction gains of $8 million were included in the consolidated statement of operations for the year ended December 31, 2015, and net foreign currency transaction losses of $5 million and $15 million were included in the consolidated statements of operations for the years ended December 31, 2014 and December 31, 2013, respectively.
Restructuring—Delphi continually evaluates alternatives to align the business with the changing needs of its customers and to lower operating costs. This includes the realignment of its existing manufacturing capacity, facility closures, or similar actions, either in the normal course of business or pursuant to significant restructuring programs. These actions may result in employees receiving voluntary or involuntary employee termination benefits, which are mainly pursuant to union or other contractual agreements. Voluntary termination benefits are accrued when an employee accepts the related offer. Involuntary termination benefits are accrued upon the commitment to a termination plan and the benefit arrangement is communicated to affected employees, or when liabilities are determined to be probable and estimable, depending on the existence of a substantive plan for severance or termination. Contract termination costs are recorded when contracts are terminated or when Delphi ceases to use the leased facility and no longer derives economic benefit from the contract. All other exit costs are expensed as incurred. Refer to Note 10. Restructuring for additional information.
Environmental liabilities—Environmental remediation liabilities are recognized when a loss is probable and can be reasonably estimated. Such liabilities generally are not subject to insurance coverage. The cost of each environmental remediation is estimated by engineering, financial, and legal specialists based on current law and considers the estimated cost of investigation and remediation required and the likelihood that, where applicable, other responsible parties will be able to fulfill their commitments. The process of estimating environmental remediation liabilities is complex and dependent primarily on the nature and extent of historical information and physical data relating to a contaminated site, the complexity of the site, the uncertainty as to what remediation and technology will be required, and the outcome of discussions with regulatory agencies and, if applicable, other responsible parties at multi-party sites. In future periods, new laws or regulations, advances in remediation technologies and additional information about the ultimate remediation methodology to be used could significantly change estimates by Delphi. Refer to Note 13. Commitments and Contingencies for additional information.
Asset retirement obligations—Asset retirement obligations are recognized in accordance with FASB ASC 410, Asset Retirement and Environmental Obligations. Conditional retirement obligations have been identified primarily related to asbestos abatement at certain sites. To a lesser extent, conditional retirement obligations also exist at certain sites related to the removal of storage tanks and polychlorinated biphenyl disposal costs. Asset retirement obligations were $2 million and $3 million at December 31, 2015 and 2014, respectively.
Customer concentrations—As reflected in the table below, net sales to GM and VW, Delphi's two largest customers, totaled approximately 22%, 25% and 24% of our total net sales for the years ended December 31, 2015, 2014 and 2013, respectively.

	Percentage of Total Net Sales			Accounts and Other Receivables
	Year Ended December 31,			December 31, 2015	December 31, 2014
	2015	2014	2013
				(in millions)
GM	14%	16%	15%	$289	$301
VW	8%	9%	9%	186	187
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
Foreign exchange forward contracts are accounted for as hedges of firm or forecasted foreign currency commitments to the extent they are designated and assessed as highly effective. All foreign exchange contracts are marked to market on a current basis. Commodity swaps are accounted for as hedges of firm or anticipated commodity purchase contracts to the extent they are designated and assessed as effective. All other commodity derivative contracts that are not designated as hedges are either marked to market on a current basis or are exempted from mark to market accounting as normal purchases. At December 31, 2015 and 2014, the exposure to movements in interest rates was not hedged with derivative instruments. Refer to Note 17. Derivatives and Hedging Activities and Note 18. Fair Value of Financial Instruments for additional information.
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
Share-based compensation—Our share-based compensation arrangements consist of the Delphi Automotive PLC Long Term Incentive Plan, as amended and restated effective April 23, 2015 (the “PLC LTIP”), under which grants of restricted stock units (“RSUs”) to Delphi's executives were made in each period from 2012 to 2015. The RSU awards include a time-based vesting portion and a performance-based vesting portion. The performance-based vesting portion includes performance and market conditions in addition to service conditions. The grant date fair value of the RSUs is determined based on the closing price of the Company's ordinary shares on the date of the grant of the award, including an estimate for forfeitures, or a contemporaneous valuation performed by an independent valuation specialist with respect to awards with market conditions.

Compensation expense is recognized based upon the grant date fair value of the awards applied to the Company's best estimate of ultimate performance against the respective targets on a straight-line basis over the requisite vesting period of the awards. The performance conditions require management to make assumptions regarding the likelihood of achieving certain performance goals. Changes in these performance assumptions, as well as differences in actual results from management's estimates, could result in estimated or actual values different from previously estimated fair values. Refer to Note 21. Share-Based Compensation for additional information.
Business combinations—We account for our business combinations in accordance with the accounting guidance in FASB ASC 805, Business Combinations. The purchase price of an acquired business is allocated to its identifiable assets and liabilities based on estimated fair values. The excess of the purchase price over the amount allocated to the assets and liabilities, if any, is recorded as goodwill. Determining the fair values of assets acquired and liabilities assumed requires management's judgment, the utilization of independent appraisal firms and often involves the use of significant estimates and assumptions with respect to the timing and amount of future cash flows, market rate assumptions, actuarial assumptions, and appropriate discount rates, among other items. Refer to Note 20. Acquisitions and Divestitures for additional information.
Retrospective changes—Prior period information has been reclassified to present the Thermal Systems business as discontinued operations for all periods presented, and has therefore been excluded from both continuing operations and segment results for all periods presented in these consolidated financial statements and the notes to the consolidated financial statements, unless otherwise noted. Refer to Note 25. Discontinued Operations for further information regarding the Company's discontinued operations. Additionally, the Company adopted Accounting Standards Update ("ASU") 2015-03, as defined and further described below, on a retrospective basis in 2015. In accordance with the adoption of this guidance, prior year amounts related to deferred debt issuance costs associated with term debt have been reclassified from other long-term assets to long-term debt in the consolidated balance sheet.
Recently issued accounting pronouncements—In April 2014, the FASB issued ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. This guidance limits discontinued operations reporting to disposals of components of an entity that represent strategic shifts that have a major effect on an entity’s operations and financial results. The amendments also require expanded disclosures for discontinued operations with more information about the assets, liabilities, revenues, and expenses of discontinued operations. The amendments also require an entity to disclose the pre-tax profit or loss attributable to a disposal of an individually significant component of an entity that does not qualify for discontinued operations reporting. The guidance is effective for fiscal years beginning after December 15, 2014 and should be applied prospectively. Delphi adopted this guidance effective January 1, 2015, and has applied it to the Company’s discontinued operation classification of the Thermal Systems business, as further discussed in Note 25. Discontinued Operations.
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
In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. This guidance requires that debt issuance costs be presented as a direct reduction to the carrying amount of the related debt in the balance sheet rather than as a deferred charge, consistent with the presentation of discounts on debt. ASU 2015-15, Interest - Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs associated with Line-of-Credit Arrangements, was issued in August 2015 to clarify that the U.S. Securities and Exchange Commission ("SEC") staff would not object to an entity deferring and presenting debt issuance costs related to a line-of-credit arrangement as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The guidance is effective for fiscal years beginning after December 15, 2015, and is to be applied retrospectively. As permitted, the Company elected to early adopt this guidance effective December 31, 2015, and has reclassified $28 million and $25 million as of December 31, 2015 and December 31, 2014, respectively, of deferred debt issuance costs associated with term debt from other long-term assets to long-term debt in the consolidated balance sheet. Deferred issuance costs associated with the Company’s Revolving Credit Facility of $12 million and $17 million as of December 31, 2015 and December 31, 2014, respectively, remain classified within other long-term assets. Refer to Note 11. Debt for further information.
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
In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. This guidance requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined, including that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any. The guidance is effective for interim and annual periods beginning after December 15, 2015, and is to be applied prospectively to adjustments to provisional amounts that occur after the effective date, with earlier application permitted for financial statements that have not yet been made available for issuance. The adoption of this guidance is not expected to have a significant impact on Delphi's financial statements, other than the application to adjustments to provisional amounts resulting from business combinations for which the accounting is provisional as of the end of a reporting period.
In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. This guidance requires entities to classify deferred tax liabilities and assets as noncurrent in a classified statement of financial position. The guidance is effective for interim and annual periods beginning after December 15, 2016, and may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. As permitted, the Company elected to early adopt this guidance effective December 31, 2015, and has applied the guidance prospectively. As of December 31, 2014, Delphi had $171 million of deferred tax assets and $8 million of deferred tax liabilities which remain classified as current in the consolidated balance sheet. The adoption of this guidance did not have a significant impact on Delphi's financial statements, other than the prospective classification of deferred tax liabilities and assets as long-term in accordance with the new presentation requirements.
In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. This guidance makes targeted improvements to existing U.S. GAAP for financial instruments, including requiring equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; requiring entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; requiring separate presentation of financial assets and financial liabilities by measurement category and form of financial asset and requiring entities to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk (also referred to as “own credit”) when the organization has elected to measure the liability at fair value in accordance with the fair value option. The new guidance is effective for public companies for fiscal years beginning after December 15, 2017. Early adoption of the own credit provision is permitted. The Company is currently evaluating the impact that the adoption of this guidance will have on its consolidated financial statements.

3. INVENTORIES
Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or market, including direct material costs and direct and indirect manufacturing costs. A summary of inventories is shown below:

	December 31, 2015	December 31, 2014
	(in millions)
Productive material	$634	$562
Work-in-process	98	104
Finished goods	449	347
Total	$1,181	$1,013

4. ASSETS
Other current assets consisted of the following:

	December 31, 2015	December 31, 2014
	(in millions)
Value added tax receivable	$198	$191
Deferred income taxes (Note 14)	—	171
Prepaid insurance and other expenses	78	59
Reimbursable engineering costs	55	55
Notes receivable	25	28
Income and other taxes receivable	44	34
Deposits to vendors	8	8
Other	23	21
Total	$431	$567
Other long-term assets consisted of the following:

	December 31, 2015	December 31, 2014
	(in millions)
Deferred income taxes (Note 14)	$238	$232
Unamortized Revolving Credit Facility debt issuance costs (Note 11)	12	17
Income and other taxes receivable	54	67
Reimbursable engineering costs	43	73
Value added tax receivable	24	28
Cost method investments	23	—
Other	65	66
Total	$459	$483

5. INVESTMENTS IN AFFILIATES
As part of Delphi’s continuing operations, it has investments in six non-consolidated affiliates accounted for under the equity method of accounting. These affiliates are not publicly traded companies and are located primarily in China and Mexico. Delphi’s ownership percentages vary generally from approximately 20% to 50%, with the most significant investments in Delphi-TVS Diesel Systems Ltd (of which Delphi owns approximately 50%) and Promotora de Partes Electricas Automotrices, S.A. de C.V. (of which Delphi owns approximately 40%). The aggregate investment in non-consolidated affiliates was $94 million and $98 million at December 31, 2015 and 2014, respectively. Dividends of $17 million, $0 million and $21 million for the years ended December 31, 2015, 2014 and 2013, respectively, have been received from non-consolidated affiliates. No impairment charges were recorded for the years ended December 31, 2015, 2014 and 2013.
The following is a summary of the combined financial information of significant affiliates accounted for under the equity method for continuing operations as of December 31, 2015 and 2014 and for the years ended December 31, 2015, 2014 and 2013 (unaudited):

	December 31,
	2015	2014
	(in millions)
Current assets	$205	$216
Non-current assets	166	185
Total assets	$371	$401
Current liabilities	$125	$128
Non-current liabilities	67	81
Shareholders’ equity	179	192
Total liabilities and shareholders’ equity	$371	$401

	Year Ended December 31,
	2015	2014	2013
	(in millions)
Net sales	$557	$624	$674
Gross profit	139	143	141
Net income	38	41	39
A summary of transactions with affiliates is shown below:

	Year Ended December 31,
	2015	2014	2013
	(in millions)
Sales to affiliates	$42	$57	$47
Purchases from affiliates	48	55	54

6. PROPERTY, NET
Property, net consisted of:

	Estimated Useful Lives	December 31,
		2015	2014
	(Years)	(in millions)
Land	—	$156	$148
Land and leasehold improvements	3-20	143	107
Buildings	40	652	614
Machinery, equipment and tooling	3-20	3,713	3,265
Furniture and office equipment	3-10	342	256
Construction in progress	—	315	336
Total		5,321	4,726
Less: accumulated depreciation		(1,944)	(1,705)
Total property, net		$3,377	$3,021
For the year ended December 31, 2015, Delphi recorded asset impairment charges of $16 million in cost of sales related to declines in the fair values of certain fixed assets. For the year ended December 31, 2014, Delphi recorded asset impairment charges of $5 million in cost of sales and $2 million in selling, general and administrative expense related to declines in the fair values of certain fixed assets and capitalized software no longer being utilized. For the year ended December 31, 2013, Delphi did not incur impairment charges related to long-lived assets held for use.

7. INTANGIBLE ASSETS AND GOODWILL
The changes in the carrying amount of intangible assets and goodwill were as follows as of December 31, 2015 and 2014. See Note 20. Acquisitions and Divestitures for a further description of the goodwill and intangible assets resulting from Delphi's acquisitions in 2015 and 2014.

		As of December 31, 2015			As of December 31, 2014
	Estimated Useful Lives	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Years)	(in millions)			(in millions)
Amortized intangible assets:
Patents and developed technology	6-15	$745	$279	$466	$633	$229	$404
Customer relationships	4-14	861	171	690	394	143	251
Trade names	5-20	105	30	75	99	26	73
Total		1,711	480	1,231	1,126	398	728
Unamortized intangible assets:
In-process research and development	—	24	—	24	—	—	—
Trade names	—	128	—	128	—	—	—
Goodwill	—	1,539	—	1,539	656	—	656
Total		$3,402	$480	$2,922	$1,782	$398	$1,384

Estimated amortization expense for the years ending December 31, 2016, 2017, 2018, 2019 and 2020 is presented below:

	Year Ending December 31,
	2016	2017	2018	2019	2020
	(in millions)
Estimated amortization expense	$136	$134	$129	$117	$116
A roll-forward of the gross carrying amounts of intangible assets for the years ended December 31, 2015 and 2014 is presented below.

	2015	2014
	(in millions)
Balance at January 1	$1,782	$1,516
Acquisitions (1)	1,701	384
Foreign currency translation and other	(81)	(118)
Balance at December 31	$3,402	$1,782

(1)
Primarily attributable to the 2014 acquisitions of Antaya Technologies Corporation and Unwired Holdings, Inc. and the 2015 acquisitions of HellermannTyton Group PLC, Control-Tec LLC and Ottomatika, Inc., as further described in Note 20. Acquisitions and Divestitures.

A roll-forward of the accumulated amortization for the years ended December 31, 2015 and 2014 is presented below:

	2015	2014
	(in millions)
Balance at January 1	$398	$322
Amortization	93	94
Foreign currency translation and other	(11)	(18)
Balance at December 31	$480	$398
A roll-forward of the carrying amount of goodwill, by operating segment, for the years ended December 31, 2015 and 2014 is presented below:

	Electrical/Electronic Architecture	Powertrain Systems	Electronics and Safety	Total
	(in millions)
Balance at January 1, 2014	$487	$9	$—	$496
Acquisitions (1)	223	—	—	223
Foreign currency translation and other	(62)	(1)	—	(63)
Balance at December 31, 2014	$648	$8	$—	$656
Acquisitions (2)	$856	$—	$73	$929
Foreign currency translation and other	(46)	—	—	(46)
Balance at December 31, 2015	$1,458	$8	$73	$1,539

(1)	Primarily attributable to the acquisitions of Antaya Technologies Corporation and Unwired Holdings, Inc., as further described in Note 20. Acquisitions and Divestitures.

(2)	Primarily attributable to the acquisitions of HellermannTyton Group PLC, Control-Tec LLC and Ottomatika, Inc., as further described in Note 20. Acquisitions and Divestitures.

8. LIABILITIES
Accrued liabilities consisted of the following:

	December 31, 2015	December 31, 2014
	(in millions)
Payroll-related obligations	$221	$243
Employee benefits, including current pension obligations	90	127
Income and other taxes payable	222	259
Warranty obligations (Note 9)	69	64
Restructuring (Note 10)	85	80
Customer deposits	36	34
Deferred income taxes (Note 14)	—	8
Derivative financial instruments (Note 17)	108	64
Accrued interest	39	30
Other	334	312
Total	$1,204	$1,221
Other long-term liabilities consisted of the following:

	December 31, 2015	December 31, 2014
	(in millions)
Environmental (Note 13)	$3	$4
Extended disability benefits	8	11
Warranty obligations (Note 9)	62	82
Restructuring (Note 10)	46	17
Payroll-related obligations	9	10
Accrued income taxes	31	29
Deferred income taxes (Note 14)	252	162
Derivative financial instruments (Note 17)	21	40
Other	71	35
Total	$503	$390

9. WARRANTY OBLIGATIONS
Expected warranty costs for products sold are recognized principally at the time of sale of the product based on an estimate of the amount that will eventually be required to settle such obligations. These accruals are based on factors such as past experience, production changes, industry developments and various other considerations. The estimated costs related to product recalls based on a formal campaign soliciting return of that product are accrued at the time an obligation becomes probable and can be reasonably estimated. These estimates are adjusted from time to time based on facts and circumstances that impact the status of existing claims. Delphi has recognized its best estimate for its total aggregate warranty reserves, including product recall costs, across all of its operating segments as of December 31, 2015. The estimated reasonably possible amount to ultimately resolve all matters are not materially different from the recorded reserves as of December 31, 2015.

The table below summarizes the activity in the product warranty liability for the years ended December 31, 2015 and 2014:

	Year Ended December 31,
	2015	2014
	(in millions)
Accrual balance at beginning of year	$146	$160
Provision for estimated warranties incurred during the year	72	53
Changes in estimate for pre-existing warranties	(11)	(4)
Settlements made during the year (in cash or in kind)	(70)	(56)
Foreign currency translation and other	(6)	(7)
Accrual balance at end of year	$131	$146

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
As part of Delphi's continued efforts to optimize its cost structure, it has undertaken several restructuring programs which include workforce reductions as well as plant closures. The Company recorded employee-related and other restructuring charges related to these programs totaling approximately $177 million during the year ended December 31, 2015. These charges were primarily related to Delphi's on-going restructuring programs focused on aligning manufacturing capacity with the current automotive production levels in Europe and South America and the continued rotation of our manufacturing footprint to low cost locations within these regions. These charges include the recognition of approximately $68 million of employee-related and other costs related to the initiation of a plant closure of a European manufacturing site within the Powertrain Systems segment in the fourth quarter of 2015. Future cash payments for this restructuring action are expected to be principally complete by the end of 2017.
During the year ended December 31, 2014, Delphi recorded employee-related and other restructuring charges totaling approximately $140 million, which include the recognition of approximately $35 million of employee-related and other costs related to the initiation of a workforce reduction at a European manufacturing site within the Powertrain Systems segment. During the year ended December 31, 2013, Delphi recorded employee related and other restructuring charges totaling approximately $137 million, which were primarily related to European restructuring programs, as well as to programs resulting from the integration of the Motorized Vehicles Division of FCI (“MVL”), which was acquired in the third quarter of 2012.
Additionally, the Company recorded $3 million, $4 million and $8 million of restructuring costs within discontinued operations related to the Thermal Systems business during the years ended December 31, 2015, 2014 and 2013, respectively.
Restructuring charges for employee separation and termination benefits are paid either over the severance period or in a lump sum in accordance with either statutory requirements or individual agreements. Delphi incurred cash expenditures related to its restructuring programs of approximately $133 million and $162 million in the years ended December 31, 2015 and December 31, 2014, respectively.
The following table summarizes the restructuring charges recorded for the years ended December 31, 2015, 2014 and 2013 by operating segment:

	Year Ended December 31,
	2015	2014	2013
	(in millions)
Electrical/Electronic Architecture	$37	$57	$28
Powertrain Systems	115	55	53
Electronics and Safety	25	28	56
Total	$177	$140	$137

The table below summarizes the activity in the restructuring liability for the years ended December 31, 2015 and 2014:

	Employee Termination Benefits Liability	Other Exit Costs Liability	Total
	(in millions)
Accrual balance at January 1, 2014	$130	$4	$134
Provision for estimated expenses incurred during the year	139	1	140
Payments made during the year	(159)	(3)	(162)
Foreign currency and other	(15)	—	(15)
Accrual balance at December 31, 2014	$95	$2	$97
Provision for estimated expenses incurred during the year	$175	$2	$177
Payments made during the year	(131)	(2)	(133)
Foreign currency and other	(10)	—	(10)
Accrual balance at December 31, 2015	$129	$2	$131

11. DEBT
The following is a summary of debt outstanding, net of unamortized issuance costs and discounts, as of December 31, 2015 and December 31, 2014, respectively:

	December 31,
	2015	2014
	(in millions)
3.15%, senior notes, due 2020 (net of $4 and $0 unamortized issuance costs and $1 and $0 discount, respectively)	$645	$—
6.125%, senior notes, due 2021 (net of $0 and $7 unamortized issuance costs, respectively)	—	493
5.00%, senior notes, due 2023 (net of $9 and $10 unamortized issuance costs, respectively)	791	790
4.15%, senior notes, due 2024 (net of $5 and $6 unamortized issuance costs and $2 and $2 discount, respectively)	693	692
1.50%, Euro-denominated senior notes, due 2025 (net of $5 and $0 unamortized issuance costs and $3 and $0 discount, respectively)	757	—
4.25%, senior notes, due 2026 (net of $4 and $0 unamortized issuance costs, respectively)	646	—
Tranche A Term Loan, due 2018 (net of $1 and $2 unamortized issuance costs, respectively)	399	398
Capital leases and other	77	53
Total debt	4,008	2,426
Less: current portion	(52)	(34)
Long-term debt	$3,956	$2,392
The principal maturities of debt, at nominal value follows:

Debt and Capital Lease Obligations
(in millions)
2016	$52
2017	11
2018	403
2019	2
2020	651
Thereafter	2,923
Total	$4,042

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
Unamortized debt issuance costs associated with the Tranche A Term Loan and Revolving Credit Facility of $13 million are being amortized over the term of the Credit Agreement, as extended pursuant to the March 1, 2013 amendment. At December 31, 2015, the Revolving Credit Facility was undrawn and Delphi had approximately $8 million in letters of credit issued under the Credit Agreement. Letters of credit issued under the Credit Agreement reduce availability under the Revolving Credit Facility.
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

	December 31, 2015		December 31, 2014
	LIBOR plus	ABR plus	LIBOR plus	ABR plus
Revolving Credit Facility	1.00%	0.00%	1.00%	0.00%
Tranche A Term Loan	1.00%	0.00%	1.00%	0.00%
The Applicable Rate under the Credit Agreement may increase or decrease from time to time based on changes in credit ratings with the minimum interest level of 0.00% and maximum level of 2.25%. Accordingly, the interest rate will fluctuate during the term of the Credit Agreement based on changes in the ABR, LIBOR or future changes in Delphi's corporate credit ratings. The Credit Agreement also requires that the Issuer pay certain commitment fees on the unused portion of the Revolving Credit Facility and certain letter of credit issuance and fronting fees.
The interest rate period with respect to LIBOR interest rate options can be set at one-, two-, three- or six-months as selected by the Issuer in accordance with the terms of the Credit Agreement (or other period as may be agreed by the applicable lenders), but payable no less than quarterly. The Issuer may elect to change the selected interest rate in accordance with the provisions of the Credit Agreement. As of December 31, 2015, the Issuer selected the one-month LIBOR interest rate option on the Tranche A Term Loan and the ABR interest rate option on the Revolving Credit Facility, as detailed in the table below, and the amounts outstanding, and rates effective as of December 31, 2015 were based on Delphi’s current credit rating and the Applicable Rate for the Credit Agreement:

Borrowings as of
		December 31, 2015	Rates effective as of
	Applicable Rate	(in millions)	December 31, 2015
Revolving Credit Facility	ABR plus 0.00%	$—	—%
Tranche A Term Loan	LIBOR plus 1.00%	400	1.3125%

The Issuer was obligated to make quarterly principal payments throughout the term of the Tranche A Term Loan according to the amortization schedule in the Credit Agreement. In conjunction with the partial repayment of the Tranche A Term Loan during the year ended December 31, 2014, all principal payment obligations have been satisfied through March 1, 2018. Borrowings under the Credit Agreement are prepayable at the Issuer's option without premium or penalty. The Credit Agreement also contains certain mandatory prepayment provisions in the event the Company receives net cash proceeds from certain asset sales or casualty events. No mandatory prepayments under these provisions have been made or are due through December 31, 2015.
The Credit Agreement contains certain covenants that limit, among other things, the Company’s (and the Company’s subsidiaries’) ability to incur certain additional indebtedness or liens, to dispose of certain assets, to make certain investments, to prepay certain indebtedness and to pay dividends, or to make other distributions or redemptions/repurchases, in respect of the Company’s equity interests. In addition, the Credit Agreement requires that the Company maintain a consolidated leverage ratio (the ratio of Consolidated Total Indebtedness to Consolidated EBITDA, each as defined in the Credit Agreement) of less than 2.75 to 1.0. The Credit Agreement also contains events of default customary for financings of this type. The Company was in compliance with the Credit Agreement covenants as of December 31, 2015. In the first quarter of 2014, the Company satisfied credit rating-related conditions to the suspension of many of the restrictive covenants and the mandatory prepayment provisions relating to asset sales and casualty events discussed above. Such covenants and prepayment obligations are required to be reinstated if the applicable credit rating criteria are no longer satisfied.
As of December 31, 2015, all obligations under the Credit Agreement are borrowed by Delphi Corporation and jointly and severally guaranteed by its direct and indirect parent companies, subject to certain exceptions set forth in the Credit Agreement. Refer to Note 22. Supplemental Guarantor and Non-Guarantor Condensed Consolidating Financial Statements for additional information.
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
Senior Unsecured Notes
On May 17, 2011, Delphi Corporation issued $500 million of 5.875% senior unsecured notes due 2019 (the "5.875% Senior Notes") and $500 million of 6.125% senior unsecured notes due 2021 (the "6.125% Senior Notes") (collectively, the “2011 Senior Notes”) in a transaction exempt from registration under Rule 144A and Regulation S of the Securities Act of 1933 (the “Securities Act”). Delphi paid approximately $23 million of debt issuance costs in connection with the 2011 Senior Notes. The net proceeds of approximately $1 billion as well as cash on hand were used to pay down amounts outstanding under the Original Credit Agreement. In May 2012, Delphi Corporation completed a registered exchange offer for all of the 2011 Senior Notes. No proceeds were received by Delphi Corporation as a result of the exchange. In March 2014, Delphi redeemed for cash the entire $500 million aggregate principal amount outstanding of the 5.875% Senior Notes, financed by a portion of the proceeds received from the issuance of the 2014 Senior Notes, as defined below. In March 2015, Delphi redeemed for cash the entire $500 million aggregate principal amount outstanding of the 6.125% Senior Notes, financed by a portion of the proceeds from the issuance of the 2015 Euro-denominated Senior Notes, as defined below. As a result of the redemptions of the 2011 Senior Notes, Delphi recognized losses on debt extinguishment of approximately $52 million during the year ended December 31, 2015 and $33 million during the year ended December 31, 2014.
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

On March 10, 2015, Delphi Automotive PLC issued €700 million in aggregate principal amount of 1.50% Euro-denominated senior unsecured notes due 2025 (the “2015 Euro-denominated Senior Notes”) in a transaction registered under the Securities Act. The 2015 Euro-denominated Senior Notes were priced at 99.54% of par, resulting in a yield to maturity of 1.55%. The proceeds were primarily utilized to redeem the 6.125% Senior Notes, and to fund future growth initiatives, such as acquisitions, and share repurchases. Delphi incurred approximately $5 million of issuance costs in connection with the 2015 Euro-denominated Senior Notes. Interest is payable annually on March 10. The Company has designated the 2015 Euro-denominated Senior Notes as a net investment hedge of the foreign currency exposure of its investments in certain Euro-denominated subsidiaries. Refer to Note 17. Derivatives and Hedging Activities for further information.
On November 19, 2015, Delphi Automotive PLC issued $1.3 billion in aggregate principal amount of senior unsecured notes in a transaction registered under the Securities Act, comprised of $650 million of 3.15% senior unsecured notes due 2020 (the "3.15% Senior Notes") and $650 million of 4.25% senior unsecured notes due 2026 (the "4.25% Senior Notes") (collectively, the “2015 Senior Notes”). The 3.15% Senior Notes were priced at 99.784% of par, resulting in a yield to maturity of 3.197%, and the 4.25% Senior Notes were priced at 99.942% of par, resulting in a yield to maturity of 4.256%. The proceeds were primarily utilized to fund a portion of the cash consideration for the acquisition of HellermannTyton, as further described in Note. 20. Acquisitions and Divestitures, and for general corporate purposes, including the payment of fees and expenses associated with the HellermannTyton acquisition and the related financing transaction. Delphi incurred approximately $8 million of issuance costs in connection with the 2015 Senior Notes. Interest on the 3.15% Senior Notes is payable semi-annually on May 19 and November 19 of each year to holders of record at the close of business on May 4 or November 4 immediately preceding the interest payment date. Interest on the 4.25% Senior Notes is payable semi-annually on January 15 and July 15 of each year to holders of record at the close of business on January 1 or July 1 immediately preceding the interest payment date.
Although the specific terms of each indenture governing each series of senior notes vary, the indentures contain certain restrictive covenants, including with respect to Delphi’s (and Delphi’s subsidiaries) ability to incur certain liens, enter into sale and leaseback transactions and merge with or into other entities. As of December 31, 2015, the Company was in compliance with the provisions of all series of the outstanding senior notes.
The 2013 Senior Notes and 2014 Senior Notes issued by Delphi Corporation are fully and unconditionally guaranteed, jointly and severally, by Delphi Automotive PLC and by certain of Delphi Automotive PLC's direct and indirect subsidiaries which are directly or indirectly 100% owned by Delphi Automotive PLC, subject to customary release provisions (other than in the case of Delphi Automotive PLC). The 2015 Euro-denominated Senior Notes and 2015 Senior Notes issued by Delphi Automotive PLC are fully and unconditionally guaranteed, jointly and severally, by certain of Delphi Automotive PLC's direct and indirect subsidiaries (including Delphi Corporation), which are directly or indirectly 100% owned by Delphi Automotive PLC, subject to customary release provisions. Refer to Note 22. Supplemental Guarantor and Non-Guarantor Condensed Consolidating Financial Statements for additional information.
Other Financing
Receivable factoring—Delphi maintains a €400 million European accounts receivable factoring facility, of which €350 million is available on a committed basis. This facility is accounted for as short-term debt and borrowings are subject to the availability of eligible accounts receivable. No amounts were outstanding under this European accounts receivable factoring facility as of December 31, 2015 and 2014. Collateral is not generally required related to these trade accounts receivable. In addition, in 2015 and 2014 one of the Company’s European subsidiaries factored, without recourse, receivables related to certain foreign research tax credits to a financial institution. These transactions were accounted for as true sales of the receivables, and the Company therefore derecognized approximately $27 million and $73 million from other current assets in the consolidated balance sheet as of December 31, 2015 and December 31, 2014, respectively, as a result of these transactions. Expenses of approximately $1 million and $2 million incurred in conjunction with these transactions were recorded to interest expense during the years ended December 31, 2015 and December 31, 2014, respectively.
In 2015, the Company entered into arrangements with various financial institutions to sell eligible trade receivables from certain aftermarket customers in North America. These arrangements have original terms of one year and may be renewed annually. The receivables under these arrangements are sold without recourse to the Company and are therefore accounted for as true sales. During the year ended December 31, 2015, $100 million of receivables were sold under these arrangements, and expenses of $2 million were recognized within interest expense.
Capital leases and other—As of December 31, 2015 and December 31, 2014, approximately $77 million and approximately $53 million, respectively, of other debt issued by certain non-U.S. subsidiaries and capital lease obligations were outstanding.
Interest—Cash paid for interest related to debt outstanding totaled $104 million, $119 million and $118 million for the years ended December 31, 2015, 2014 and 2013, respectively.

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
Amounts disclosed within this note include amounts attributable to the Company's discontinued operations, which were not significant in any period disclosed.
Funded Status
The amounts shown below reflect the change in the U.S. defined benefit pension obligations during 2015 and 2014.

	Year Ended December 31,
	2015	2014
	(in millions)
Benefit obligation at beginning of year	$60	$69
Interest cost	1	2
Actuarial loss	—	2
Benefits paid	(11)	(13)
Benefit obligation at end of year	50	60
Change in plan assets:
Fair value of plan assets at beginning of year	—	—
Delphi contributions	11	13
Benefits paid	(11)	(13)
Fair value of plan assets at end of year	—	—
Underfunded status	(50)	(60)
Amounts recognized in the consolidated balance sheets consist of:
Current liabilities	(12)	(9)
Non-current liabilities	(38)	(51)
Total	(50)	(60)
Amounts recognized in accumulated other comprehensive income consist of (pre-tax):
Actuarial loss	11	13
Total	$11	$13

The amounts shown below reflect the change in the non-U.S. defined benefit pension obligations during 2015 and 2014.

	Year Ended December 31,
	2015	2014
	(in millions)
Benefit obligation at beginning of year	$2,238	$2,105
Obligation assumed in HellermannTyton acquisition	12	—
Divestitures	(40)	—
Service cost	57	57
Interest cost	77	94
Actuarial (gain) loss	(71)	255
Benefits paid	(80)	(100)
Impact of curtailments	(10)	2
Exchange rate movements and other	(151)	(175)
Benefit obligation at end of year	2,032	2,238
Change in plan assets:
Fair value of plan assets at beginning of year	1,264	1,199
Assets acquired in HellermannTyton acquisition	13	—
Actual return on plan assets	8	156
Delphi contributions	80	97
Benefits paid	(80)	(100)
Exchange rate movements and other	(76)	(88)
Fair value of plan assets at end of year	1,209	1,264
Underfunded status	(823)	(974)
Amounts recognized in the consolidated balance sheets consist of:
Non-current assets	2	—
Current liabilities	(11)	(19)
Non-current liabilities	(814)	(955)
Total	(823)	(974)
Amounts recognized in accumulated other comprehensive income consist of (pre-tax):
Actuarial loss	341	409
Prior service cost	1	—
Total	$342	$409

The projected benefit obligation (“PBO”), accumulated benefit obligation (“ABO”), and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets and with plan assets in excess of accumulated benefit obligations are as follows:

	U.S. Plans		Non-U.S. Plans
	2015	2014	2015	2014
	(in millions) Plans with ABO in Excess of Plan Assets
PBO	$50	$60	$1,899	$2,092
ABO	50	60	1,713	1,870
Fair value of plan assets at end of year	—	—	1,087	1,133
	Plans with Plan Assets in Excess of ABO
PBO	$—	$—	$133	$146
ABO	—	—	92	98
Fair value of plan assets at end of year	—	—	122	131
	Total
PBO	$50	$60	$2,032	$2,238
ABO	50	60	1,805	1,968
Fair value of plan assets at end of year	—	—	1,209	1,264
Benefit costs presented below were determined based on actuarial methods and included the following:

	U.S. Plans
	Year Ended December 31,
	2015	2014	2013
	(in millions)
Interest cost	$1	$2	$2
Amortization of actuarial losses	1	—	—
Net periodic benefit cost	$2	$2	$2

	Non-U.S. Plans
	Year Ended December 31,
	2015	2014	2013
	(in millions)
Service cost	$57	$57	$53
Interest cost	77	94	85
Expected return on plan assets	(77)	(77)	(70)
Settlement loss (1)	11	3	2
Curtailment (gain) loss	(3)	2	—
Amortization of actuarial losses	18	8	7
Other	—	—	1
Net periodic benefit cost	$83	$87	$78

(1)
Settlement loss for the year ended December 31, 2015 primarily relates to amounts recognized related to the divestiture of the Company's Reception Systems business, as further described in Note 20. Acquisitions and Divestitures.

Other postretirement benefit obligations were approximately $3 million and $5 million at December 31, 2015 and 2014, respectively.
Experience gains and losses, as well as the effects of changes in actuarial assumptions and plan provisions are recognized in other comprehensive income. Cumulative gains and losses in excess of 10% of the PBO for a particular plan are amortized over the average future service period of the employees in that plan. The estimated actuarial loss for the defined benefit pension plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost in 2016 is $15 million.

The principal assumptions used to determine the pension expense and the actuarial value of the projected benefit obligation for the U.S. and non-U.S. pension plans were:
Assumptions used to determine benefit obligations at December 31:

	Pension Benefits
	U.S. Plans		Non-U.S. Plans
	2015	2014	2015	2014
Weighted-average discount rate	2.70%	2.50%	3.81%	3.67%
Weighted-average rate of increase in compensation levels	N/A	N/A	3.67%	3.65%
Assumptions used to determine net expense for years ended December 31:

	Pension Benefits
	U.S. Plans			Non-U.S. Plans
	2015	2014	2013	2015	2014	2013
Weighted-average discount rate	2.50%	3.00%	2.40%	3.67%	4.58%	4.41%
Weighted-average rate of increase in compensation levels	N/A	N/A	N/A	3.65%	3.85%	3.50%
Weighted-average expected long-term rate of return on plan assets	N/A	N/A	N/A	6.34%	6.35%	6.44%
Delphi selects discount rates by analyzing the results of matching each plan’s projected benefit obligations with a portfolio of high-quality fixed income investments rated AA-or higher by Standard and Poor’s.
Delphi does not have any U.S. pension assets; therefore no U.S. asset rate of return calculation was necessary. The primary funded non-U.S. plans are in the U.K. and Mexico. For the determination of 2015 expense, Delphi assumed a long-term expected asset rate of return of approximately 6.25% and 7.50% for the U.K. and Mexico, respectively. Delphi evaluated input from local actuaries and asset managers, including consideration of recent fund performance and historical returns, in developing the long-term rate of return assumptions. The assumptions for the U.K. and Mexico are primarily long-term, prospective rates. To determine the expected return on plan assets, the market-related value of approximately 50% of our plan assets is actual fair value. The expected return on the remainder of our plan assets is determined by applying the expected long-term rate of return on assets to a calculated market-related value of these plan assets, which recognizes changes in the fair value of the plan assets in a systematic manner over five years.
Delphi’s pension expense for 2016 is determined at the 2015 year end measurement date. For purposes of analysis, the following table highlights the sensitivity of the Company’s pension obligations and expense to changes in key assumptions:

Change in Assumption	Impact on Pension Expense	Impact on PBO
25 basis point (“bp”) decrease in discount rate	+ $8 million	+ $88 million
25 bp increase in discount rate	- $6 million	- $81 million
25 bp decrease in long-term expected return on assets	+ $3 million	—
25 bp increase in long-term expected return on assets	- $3 million	—
The above sensitivities reflect the effect of changing one assumption at a time. It should be noted that economic factors and conditions often affect multiple assumptions simultaneously and the effects of changes in key assumptions are not necessarily linear. The above sensitivities also assume no changes to the design of the pension plans and no major restructuring programs.

Pension Funding
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

	Projected Pension Benefit Payments
	U.S. Plans	Non-U.S. Plans
	(in millions)
2016	$12	$77
2017	10	69
2018	9	75
2019	7	80
2020	4	85
2021 – 2025	8	508
Delphi anticipates making pension contributions and benefit payments of approximately $89 million in 2016.
Delphi sponsors defined contribution plans for certain hourly and salaried employees. Expense related to the contributions for these plans was $51 million, $55 million, and $49 million for the years ended December 31, 2015, 2014 and 2013, respectively.
Plan Assets
Certain pension plans sponsored by Delphi invest in a diversified portfolio consisting of an array of asset classes that attempts to maximize returns while minimizing volatility. These asset classes include developed market equities, emerging market equities, private equity, global high quality and high yield fixed income, real estate and absolute return strategies.
The fair values of Delphi’s pension plan assets weighted-average asset allocations at December 31, 2015 and 2014, by asset category, are as follows:

	Fair Value Measurements at December 31, 2015
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Cash	$31	$31	$—	$—
Time deposits	9	—	9	—
Equity mutual funds	457	—	457	—
Bond mutual funds	230	—	230	—
Real estate trust funds	39	—	—	39
Hedge Funds	102	—	—	102
Insurance contracts	1	—	—	1
Debt securities	286	282	4	—
Equity securities	54	54	—	—
Total	$1,209	$367	$700	$142

	Fair Value Measurements at December 31, 2014
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Cash	$29	$29	$—	$—
Time deposits	8	—	8	—
Equity mutual funds	461	—	461	—
Bond mutual funds	265	—	265	—
Real estate trust funds	41	—	—	41
Hedge Funds	102	—	—	102
Insurance contracts	1	—	—	1
Debt securities	307	291	16	—
Equity securities	50	50	—	—
Total	$1,264	$370	$750	$144
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
Debt securities—The fair value of debt securities is determined by direct quoted market prices on regulated financial exchanges.
Equity securities—The fair value of equity securities is determined by direct quoted market prices on regulated financial exchanges.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Real Estate Trust Fund	Hedge Funds	Insurance Contracts
	(in millions)
Beginning balance at December 31, 2013	$45	$90	$4
Actual return on plan assets:
Relating to assets still held at the reporting date	(2)	9	—
Purchases, sales and settlements	1	7	(3)
Foreign currency translation and other	(3)	(4)	—
Ending balance at December 31, 2014	$41	$102	$1
Actual return on plan assets:
Relating to assets still held at the reporting date	$(3)	$5	$—
Purchases, sales and settlements	2	—	—
Foreign currency translation and other	(1)	(5)	—
Ending balance at December 31, 2015	$39	$102	$1

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
GM Ignition Switch Recall
In the first quarter of 2014, GM, Delphi’s largest customer, initiated a product recall related to ignition switches. Delphi received requests for information from, and cooperated with, various government agencies related to this ignition switch recall. In addition, Delphi was initially named as a co-defendant along with GM (and in certain cases other parties) in class action and product liability lawsuits related to this matter. As of December 31, 2015, Delphi was not named as a defendant in any class action complaints. Although no assurances can be made as to the ultimate outcome of these or any other future claims, Delphi does not believe a loss is probable and, accordingly, no reserve has been made as of December 31, 2015.
Unsecured Creditors Litigation
The Fourth Amended and Restated Limited Liability Partnership Agreement of Delphi Automotive LLP (the “Fourth LLP Agreement”) was entered into on July 12, 2011 by the members of Delphi Automotive LLP in order to position the Company for its initial public offering. Under the terms of the Fourth LLP Agreement, if cumulative distributions to the members of Delphi Automotive LLP under certain provisions of the Fourth LLP Agreement exceed $7.2 billion, Delphi, as disbursing agent on behalf of DPHH, is required to pay to the holders of allowed general unsecured claims against DPHH, $32.50 for every $67.50 in excess of $7.2 billion distributed to the members, up to a maximum amount of $300 million. In December 2014, a complaint was filed in the Bankruptcy Court alleging that the redemption by Delphi Automotive LLP of the membership interests of GM and the PBGC, and the repurchase of shares and payment of dividends by Delphi Automotive PLC, constituted distributions under the terms of the Fourth LLP Agreement approximating $7.2 billion. Delphi considers cumulative distributions through December 31, 2015 to be substantially below the $7.2 billion threshold, and intends to vigorously contest the allegations set forth in the complaint. In June 2015, the plaintiffs' and Delphi's motions for summary judgment were denied. Both parties filed supplemental briefs in July 2015. Although no assurances can be made as to the ultimate outcome of this claim, Delphi does not believe a loss is probable and, accordingly, no reserve has been made as of December 31, 2015.
Brazil Matters
Delphi conducts significant business operations in Brazil that are subject to the Brazilian federal labor, social security, environmental, tax and customs laws, as well as a variety of state and local laws. While Delphi believes it complies with such laws, they are complex, subject to varying interpretations, and the Company is often engaged in litigation with government agencies regarding the application of these laws to particular circumstances. As of December 31, 2015, the majority of claims asserted against Delphi in Brazil relate to such litigation. The remaining claims in Brazil relate to commercial and labor litigation with private parties. As of December 31, 2015, claims totaling approximately $135 million (using December 31, 2015 foreign currency rates) have been asserted against Delphi in Brazil. As of December 31, 2015, the Company maintains accruals for these asserted claims of $23 million (using December 31, 2015 foreign currency rates). The amounts accrued represent claims that are deemed probable of loss and are reasonably estimable based on the Company’s analyses and assessment of the asserted claims and prior experience with similar matters. While the Company believes its accruals are adequate, the final amounts required to resolve these matters could differ materially from the Company’s recorded estimates and Delphi’s results of operations could be materially affected.
Environmental Matters
Delphi is subject to the requirements of U.S. federal, state, local and non-U.S. environmental and safety and health laws and regulations. As of December 31, 2015 and December 31, 2014, the undiscounted reserve for environmental investigation and remediation was approximately $4 million (of which $1 million was recorded in accrued liabilities and $3 million was recorded in other long-term liabilities) and $5 million (of which $1 million was recorded in accrued liabilities and $4 million was recorded in other long-term liabilities). Additionally, approximately $6 million and $16 million as of December 31, 2015 and December 31, 2014, respectively, of undiscounted reserve for environmental investigation and remediation attributable to discontinued operations was included within liabilities held for sale. Delphi cannot ensure that environmental requirements will not change or become more stringent over time or that its eventual environmental remediation costs and liabilities will not exceed the amount of its current reserves. In the event that such liabilities were to significantly exceed the amounts recorded, Delphi’s results of operations could be materially affected. At December 31, 2015, the difference between the recorded liabilities and the reasonably possible range of loss was not material.
Operating Leases
Rental expense totaled $95 million, $105 million and $99 million for the years ended December 31, 2015, 2014 and 2013, respectively. As of December 31, 2015, Delphi had minimum lease commitments under non-cancellable operating leases totaling $328 million, which become due as follows:

Minimum Future Operating Lease Commitments
(in millions)
2016	$90
2017	70
2018	48
2019	31
2020	25
Thereafter	64
Total	$328

14. INCOME TAXES
Income from continuing operations before income taxes and equity income for U.S. and non-U.S. operations are as follows:

	Year Ended December 31,
	2015	2014	2013
	(in millions)
U.S. income	$356	$232	$246
Non-U.S. income	1,152	1,383	1,220
Income from continuing operations before income taxes and equity income	$1,508	$1,615	$1,466

The provision (benefit) for income taxes from continuing operations is comprised of:

	Year Ended December 31,
	2015	2014	2013
	(in millions)
Current income tax expense (benefit):
U.S. federal	$49	$46	$57
Non-U.S.	236	205	219
U.S. state and local	(1)	9	6
Total current	284	260	282
Deferred income tax (benefit) expense, net:
U.S. federal	(12)	(32)	(23)
Non-U.S.	(7)	29	(18)
U.S. state and local	(2)	(2)	(1)
Total deferred	(21)	(5)	(42)
Total income tax provision	$263	$255	$240
The current income tax payable was reduced by $11 million, $9 million and $1 million in the years ended December 31, 2015, 2014 and 2013, respectively, for excess tax deductions attributable to stock-based compensation, including amounts attributable to discontinued operations. The related income tax benefits are recorded as increases to additional paid-in capital.
Cash paid or withheld for income taxes was $292 million, $266 million and $256 million for the years ended December 31, 2015, 2014 and 2013.
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

	Year Ended December 31,
	2015	2014	2013
	(in millions)
Notional U.S. federal income taxes at statutory rate	$527	$566	$513
Income taxed at other rates	(207)	(286)	(273)
Change in valuation allowance	15	18	6
Other change in tax reserves	8	(4)	(13)
Withholding taxes	57	57	48
Tax credits	(133)	(89)	(52)
Change in tax law	11	—	15
Other adjustments	(15)	(7)	(4)
Total income tax expense	$263	$255	$240
Effective tax rate	17%	16%	16%
The Company’s tax rate is affected by the tax rates in the jurisdictions in which the Company operates, the relative amount of income earned by jurisdiction, jurisdictions with a statutory tax rate less than the U.S. rate of 35% and the relative amount of losses or income for which no tax benefit or expense was recognized due to a valuation allowance. Included in the non-U.S. incomes taxes at other rates are tax incentives obtained in various non-U.S. countries, primarily the Hi-Tech Enterprise status in China, a Free Trade Zone exemption in Honduras and the Special Economic Zone exemption in Turkey of $92 million in 2015, $67 million in 2014, and $71 million in 2013, and tax benefit for income earned in jurisdictions where a valuation allowance has been recorded. The Company currently benefits from tax holidays in various non-U.S. jurisdictions with expiration dates from 2015 through 2026. The income tax benefits attributable to these tax holidays are approximately $16 million ($0.06 per share) in 2015, $28 million ($0.09 per share) in 2014 and $23 million ($0.07 per share) in 2013.

The effective tax rate in the year ended December 31, 2015 was impacted by increased tax expense of $15 million resulting from changes in judgment related to deferred tax asset valuation allowances, as well as the enactment of the UK Finance (No. 2) Act 2015 (the “UK 2015 Finance Act”) on November 18, 2015, which provides for a reduction of the corporate income tax rate from 20% to 19% effective April 1, 2017, with a further reduction to 18% effective April 1, 2020. The income tax accounting effect, including any retroactive effect, of a tax law change is accounted for in the period of enactment, which in this case was the fourth quarter of 2015. As a result, the effective tax rate was impacted by an increased tax expense of approximately $11 million for the year ended December 31, 2015 due to the resultant impact on the net deferred tax asset balances. Additionally, the effective tax rate in the year ended December 31, 2015 was impacted by unfavorable geographic income mix in 2015 as compared to 2014, primarily due to changes in the underlying operations of the business, offset by tax planning initiatives and the resulting favorable impact on foreign tax credits.
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
The effective tax rate in the year ended December 31, 2013 was impacted by the enactment of the American Taxpayer Relief Act of 2012 on January 2, 2013, which retroactively reinstated expired tax provisions known as tax extenders including the research and development tax credit. The impact of this legislation was recorded as a discrete item during the first quarter of 2013, the period of enactment, and resulted in a tax benefit of approximately $19 million related to the 2012 research and development credit in addition to the 2013 research and development credit. On July 17, 2013, the United Kingdom Finance Bill of 2013 became law as the Finance Act 2013 (the “U.K. Finance Act”). The U.K. Finance Act provides for a reduction to the corporate income tax rate from 23% to 21% effective April 1, 2014, with a further reduction to 20% effective April 1, 2015. The impact of this legislation was recorded as a discrete item during the third quarter of 2013, the period of enactment, and resulted in increased tax expense of approximately $12 million for the year ended December 31, 2013 due to the resultant impact on the net deferred tax asset balances. Additionally, the effective tax rate in the year ended December 31, 2013 was impacted by a reduction in tax reserves of $13 million partially offset by an increase in withholding taxes due to overall increased earnings and full year inclusion of MVL activity in 2013.
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

	December 31,
	2015	2014
	(in millions)
Deferred tax assets:
Pension	$167	$213
Employee benefits	24	25
Net operating loss carryforwards	902	708
Warranty and other liabilities	128	117
Other	156	147
Total gross deferred tax assets	1,377	1,210
Less: valuation allowances	(910)	(747)
Total deferred tax assets (1)	$467	$463
Deferred tax liabilities:
Fixed assets	$51	$12
Tax on unremitted profits of certain foreign subsidiaries	70	74
Intangibles	360	144
Total gross deferred tax liabilities	481	230
Net deferred tax (liabilities) assets	$(14)	$233

(1)	Reflects gross amount before jurisdictional netting of deferred tax assets and liabilities.

As further described in Note 2. Significant Accounting Policies, the Company adopted ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, on a prospective basis in 2015. As a result, deferred tax liabilities and assets are classified as long-term in the consolidated balance sheet as of December 31, 2015. Net current and non-current deferred tax assets and liabilities are included in the consolidated balance sheets as follows:

	December 31,
	2015	2014
	(in millions)
Current assets	$—	$171
Current liabilities	—	(8)
Long-term assets	238	232
Long-term liabilities	(252)	(162)
Total deferred tax (liability) asset	$(14)	$233
The net deferred tax liabilities of $14 million as of December 31, 2015 are primarily comprised of deferred tax liability amounts in the U.S., Germany and Japan, offset by deferred tax asset amounts in the U.K. and China.
Net Operating Loss and Tax Credit Carryforwards
As of December 31, 2015, the Company has gross deferred tax assets of approximately $902 million for non-U.S. net operating loss (“NOL”) carryforwards with recorded valuation allowances of $787 million. These NOL’s are available to offset future taxable income and realization is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards. The NOL’s primarily relate to France, Luxembourg and Spain. The NOL carryforwards have expiration dates ranging from one year to an indefinite period. The NOL carryforwards available for use on tax returns are $910 million as of December 31, 2015, which include approximately $8 million related to windfall tax benefits attributable to stock-based compensation for which a benefit would be recorded in additional paid-in capital if and when realized.
Deferred tax assets include $53 million and $40 million of tax credit carryforwards with recorded valuation allowances of $31 million and $27 million at December 31, 2015 and 2014, respectively. These tax credit carryforwards expire in 2016 through 2024.
Cumulative Undistributed Foreign Earnings
No income taxes have been provided on indefinitely reinvested earnings of certain foreign subsidiaries aggregating $429 million at December 31, 2015. The amount of the unrecognized deferred income tax liability with respect to such earnings is $82 million.
Withholding taxes of $70 million have been accrued on undistributed earnings that are not indefinitely reinvested and are primarily related to China, South Korea, Honduras, and Morocco. There are no other material liabilities for income taxes on the undistributed earnings of foreign subsidiaries, as the Company has concluded that such earnings are either indefinitely reinvested or should not give rise to additional income tax liabilities as a result of the distribution of such earnings.
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
A reconciliation of the gross change in the unrecognized tax benefits balance, excluding interest and penalties is as follows:

	Year Ended December 31,
	2015	2014	2013
	(in millions)
Balance at beginning of year	$57	$61	$74
Additions related to current year	9	11	—
Additions related to prior years	—	—	16
Reductions related to prior years	(15)	(7)	(25)
Reductions due to expirations of statute of limitations	—	(6)	(4)
Settlements	(3)	(2)	—
Balance at end of year	$48	$57	$61
A portion of the Company's unrecognized tax benefits would, if recognized, reduce its effective tax rate. The remaining unrecognized tax benefits relate to tax positions for which only the timing of the benefit is uncertain. Recognition of these tax benefits would reduce the Company’s effective tax rate only through a reduction of accrued interest and penalties. As of December 31, 2015 and 2014, the amounts of unrecognized tax benefit that would reduce the Company’s effective tax rate were $35 million and $32 million, respectively. In addition, $15 million and $25 million for 2015 and 2014, respectively, would be offset by the write-off of a related deferred tax asset, if recognized.
The Company recognizes interest and penalties relating to unrecognized tax benefits as part of income tax expense. Total accrued liabilities for interest and penalties were $11 million and $12 million at December 31, 2015 and 2014, respectively. Total interest and penalties recognized as part of income tax expense was a $1 million benefit, a $3 million benefit and a $3 million benefit for the years ended December 31, 2015, 2014 and 2013, respectively.
The Company files tax returns in multiple jurisdictions and is subject to examination by taxing authorities throughout the world. Taxing jurisdictions significant to Delphi include China, Brazil, France, Germany, Mexico, Poland, the U.S. and the U.K. Open tax years related to these taxing jurisdictions remain subject to examination and could result in additional tax liabilities. In general, the Company's affiliates are no longer subject to income tax examinations by foreign tax authorities for years before 2001. It is reasonably possible that audit settlements, the conclusion of current examinations or the expiration of the statute of limitations in several jurisdictions could impact the Company’s unrecognized tax benefits.
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
If these entities are treated as domestic corporations for U.S. federal income tax purposes, the Company will be subject to U.S. federal income tax on its worldwide taxable income, including distributions, as well as deemed income inclusions from some of its non-U.S. subsidiaries. This could have a material adverse impact on our income tax liability. However, the Company may also benefit from deducting certain expenses that are currently not deducted in the U.S. As a U.S. company, any dividends we pay to non-U.S. shareholders could also be subject to U.S. federal income tax withholding at a rate of 30% (unless reduced or eliminated by an income tax treaty), and it is possible that tax may be withheld on such dividends in certain circumstances even before a final determination has been made with respect to the Company's U.S. income tax status. In addition, we could be liable for the failure by Delphi Automotive LLP to withhold U.S. federal income taxes on distributions to its non-U.S. members for periods beginning on or after the Acquisition Date. If we are unsuccessful in contesting the IRS’s assertion, we expect any unfavorable final outcome to adversely impact our tax position by increasing our long-term effective tax rate to approximately 20% to 22%. For the year ended December 31, 2015, our effective tax rate was 17%. Although the outcome currently remains uncertain, the Company continues to maintain its position that neither Delphi Automotive LLP nor Delphi Automotive PLC should be treated as a domestic corporation for U.S. tax purposes. Accordingly, no adjustment for this matter has been recorded as of December 31, 2015.

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
Weighted Average Shares
The following table illustrates net income per share attributable to Delphi and the weighted average shares outstanding used in calculating basic and diluted income per share:

	Year Ended December 31,
	2015	2014	2013
	(in millions, except per share data)
Numerator:
Income from continuing operations	$1,188	$1,309	$1,170
Income from discontinued operations	262	42	42
Net income attributable to Delphi	$1,450	$1,351	$1,212
Denominator:
Weighted average ordinary shares outstanding, basic	285.20	300.27	310.82
Dilutive shares related to RSUs	1.44	1.62	0.98
Weighted average ordinary shares outstanding, including dilutive shares	286.64	301.89	311.80

Basic net income per share:
Continuing operations	$4.16	$4.36	$3.76
Discontinued operations	0.92	0.14	0.14
Basic net income per share attributable to Delphi	$5.08	$4.50	$3.90
Diluted net income per share:
Continuing operations	$4.14	$4.34	$3.75
Discontinued operations	0.92	0.14	0.14
Diluted net income per share attributable to Delphi	$5.06	$4.48	$3.89
Anti-dilutive securities share impact	—	—	—
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

A summary of the ordinary shares repurchased during the years ended December 31, 2015, 2014 and 2013 is as follows:

	Year Ended December 31,
	2015	2014	2013
Total number of shares repurchased	14,581,705	15,041,713	9,106,434
Average price paid per share	$79.48	$68.05	$50.14
Total (in millions)	$1,159	$1,024	$457
As of December 31, 2015, approximately $507 million of share repurchases remained available under the January 2015 share repurchase program. During the period from January 1, 2016 to February 4, 2016, the Company repurchased an additional $50 million worth of shares pursuant to a trading plan with set trading instructions established by the Company. As a result, approximately $457 million of share repurchases remain available under the January 2015 share repurchase program. All repurchased shares were retired, and are reflected as a reduction of ordinary share capital for the par value of the shares, with the excess applied as reductions to additional paid-in-capital and retained earnings.
Dividends
The Company has declared and paid cash dividends per ordinary share during the periods presented as follows:

	Dividend	Amount
	Per Share	(in millions)
2015:
Fourth quarter	$0.25	$70
Third quarter	0.25	71
Second quarter	0.25	72
First quarter	0.25	73
Total	$1.00	$286
2014:
Fourth quarter	$0.25	$73
Third quarter	0.25	75
Second quarter	0.25	76
First quarter	0.25	77
Total	$1.00	$301
In addition, in January 2016, the Board of Directors increased the annual dividend rate to $1.16 per ordinary share, and declared a regular quarterly cash dividend of $0.29 per ordinary share, payable on February 29, 2016 to shareholders of record at the close of business on February 17, 2016.
Other
Prior to the completion of the initial public offering on November 22, 2011, net income and other changes to membership interests were allocated to the respective outstanding classes based on the cumulative distribution provisions of the Fourth LLP Agreement.
Under the terms of the Fourth LLP Agreement, if cumulative distributions to the members of Delphi Automotive LLP under certain provisions of the Fourth LLP Agreement exceed $7.2 billion, Delphi, as disbursing agent on behalf of DPHH, is required to pay to the holders of allowed general unsecured claims against DPHH, $32.50 for every $67.50 in excess of $7.2 billion distributed to the members, up to a maximum amount of $300 million. This contingency is not considered probable of occurring as of December 31, 2015 and accordingly, no reserve has been recorded. Refer to Note 13. Commitments and Contingencies for additional information.

16. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The changes in accumulated other comprehensive income (loss) attributable to Delphi (net of tax) are shown below. Other comprehensive income includes activity relating to discontinued operations.

	Year Ended December 31,
	2015	2014	2013
	(in millions)
Foreign currency translation adjustments:
Balance at beginning of year	$(333)	$(17)	$(62)
Aggregate adjustment for the year	(328)	(316)	45
Balance at end of year	(661)	(333)	(17)

Gains (losses) on derivatives:
Balance at beginning of year	$(78)	$2	$14
Other comprehensive income before reclassifications (net tax effect of $30 million, $32 million and $0 million)	(118)	(92)	(14)
Reclassification to income (net tax effect of $28 million, $1 million and $5 million)	90	12	2
Balance at end of year	(106)	(78)	2

Pension and postretirement plans:
Balance at beginning of year	$(330)	$(222)	$(189)
Other comprehensive income before reclassifications (net tax effect of $5 million, $24 million and $7 million)	41	(117)	(40)
Reclassification to income (net tax effect of $3 million, $2 million and $2 million)	23	9	7
Balance at end of year	(266)	(330)	(222)

Accumulated other comprehensive loss, end of year	$(1,033)	$(741)	$(237)

Reclassifications from accumulated other comprehensive income (loss) to income were as follows:

Reclassification Out of Accumulated Other Comprehensive Income (Loss)
Details About Accumulated Other Comprehensive Income Components	Year Ended December 31,			Affected Line Item in the Statement of Operations
	2015	2014	2013
	(in millions)
Gains (losses) on derivatives:
Commodity derivatives	$(44)	$(17)	$(22)	Cost of sales
Foreign currency derivatives	(74)	4	23	Cost of sales
Foreign currency derivatives	—	—	2	Other income
	(118)	(13)	3	Income before income taxes
	28	1	(5)	Income tax expense
	(90)	(12)	(2)	Net income
	—	—	—	Net income attributable to noncontrolling interest
	$(90)	$(12)	$(2)	Net income attributable to Delphi

Pension and postretirement plans:
Actuarial loss	$(18)	$(11)	$(9)	(1)
Settlement loss	(11)	—	—	(1)
Curtailment gain	3	—	—	(1)
	(26)	(11)	(9)	Income before income taxes
	3	2	2	Income tax expense
	(23)	(9)	(7)	Net income
	—	—	—	Net income attributable to noncontrolling interest
	$(23)	$(9)	$(7)	Net income attributable to Delphi

Total reclassifications for the year	$(113)	$(21)	$(9)

(1)	These accumulated other comprehensive loss components are included in the computation of net periodic pension cost (see Note 12. Pension Benefits for additional details).

17. DERIVATIVES AND HEDGING ACTIVITIES
Delphi is exposed to market risk, such as fluctuations in foreign currency exchange rates, commodity prices and changes in interest rates, which may result in cash flow risks. To manage the volatility relating to these exposures, Delphi aggregates the exposures on a consolidated basis to take advantage of natural offsets. For exposures that are not offset within its operations, Delphi enters into various derivative transactions pursuant to its risk management policies, which prohibit holding or issuing derivative financial instruments for speculative purposes, and designation of derivative instruments is performed on a transaction basis to support hedge accounting. The changes in fair value of these hedging instruments are offset in part or in whole by corresponding changes in the fair value or cash flows of the underlying exposures being hedged. Delphi assesses the initial and ongoing effectiveness of its hedging relationships in accordance with its documented policy. As of December 31, 2015, Delphi has entered into derivative instruments to hedge cash flows extending out to March 2018.
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

As of December 31, 2015, the Company had the following outstanding notional amounts related to commodity and foreign currency forward contracts that were entered into to hedge forecasted exposures:

Commodity	Quantity Hedged	Unit of Measure	Notional Amount (Approximate USD Equivalent)
	(in thousands)		(in millions)
Copper	71,108	pounds	$150

Foreign Currency	Quantity Hedged	Unit of Measure	Notional Amount (Approximate USD Equivalent)
	(in millions)
Mexican Peso	9,219	MXN	$530
Polish Zloty	261	PLN	65
New Turkish Lira	181	TRY	60
Chinese Yuan Renminbi	404	CNY	60
Hungarian Forint	13,288	HUF	45
The Company had additional commodity and foreign currency forward contracts that individually amounted to less than $10 million.
In conjunction with the acquisition of HellermannTyton, as more fully disclosed in Note 20. Acquisitions and Divestitures, in August 2015 the Company entered into option contracts with notional amounts totaling £917 million to hedge portions of the currency risk associated with the cash payment for the acquisition at a cost of $15 million. Pursuant to the requirements of ASC 815, Derivatives and Hedging, the options did not qualify as hedges for accounting purposes, and therefore, changes in the fair value of the options were recognized in other income (expense), net. In conjunction with the closing of the acquisition, Delphi entered into offsetting option contracts. The options expire in the first quarter of 2016. During the year ended December 31, 2015, the change in fair value resulted in a pre-tax loss of $15 million included within other income (expense), net in the consolidated statement of operations.
Additionally, during the year ended December 31, 2014, Delphi entered into and settled treasury rate lock agreements which were designated as cash flow hedges in anticipation of issuing the 2014 Senior Notes, as further discussed in Note 11. Debt. The impacts of these agreements and the related amount of hedge ineffectiveness were not material.

The fair value of derivative financial instruments recorded in the consolidated balance sheets as of December 31, 2015 and December 31, 2014 are as follows:

	Asset Derivatives		Liability Derivatives		Net Amounts of Assets and (Liabilities) Presented in the Balance Sheet
	Balance Sheet Location	December 31, 2015	Balance Sheet Location	December 31, 2015	December 31, 2015
	(in millions)
Designated derivatives instruments:
Commodity derivatives	Other current assets	$—	Accrued liabilities	$39
Foreign currency derivatives*	Accrued liabilities	3	Accrued liabilities	69	(66)
Commodity derivatives	Other long-term assets	—	Other long-term liabilities	10
Foreign currency derivatives*	Other long-term liabilities	1	Other long-term liabilities	12	(11)
Total		$4		$130
Derivatives not designated:
Commodity derivatives	Other current assets	$—	Accrued liabilities	$2
Foreign currency derivatives*	Accrued liabilities	2	Accrued liabilities	3	(1)
Foreign currency derivatives*	Other long-term liabilities	1	Other long-term liabilities	1	—
Total		$3		$6

	Asset Derivatives		Liability Derivatives		Net Amounts of Assets and (Liabilities) Presented in the Balance Sheet
	Balance Sheet Location	December 31, 2014	Balance Sheet Location	December 31, 2014	December 31, 2014
	(in millions)
Designated derivatives instruments:
Commodity derivatives	Other current assets	$—	Accrued liabilities	$19
Foreign currency derivatives*	Accrued liabilities	3	Accrued liabilities	48	(45)
Commodity derivatives	Other long-term assets	—	Other long-term liabilities	8
Foreign currency derivatives*	Other long-term liabilities	2	Other long-term liabilities	34	(32)
Total		$5		$109
Derivatives not designated:
Foreign currency derivatives*	Accrued liabilities	$1	Accrued liabilities	$1	—
Total		$1		$1
* Derivative instruments within this category are subject to master netting arrangements and are presented on a net basis in the consolidated balance sheets in accordance with accounting guidance related to the offsetting of amounts related to certain contracts.
The fair value of Delphi’s derivative financial instruments was in a net liability position as of both December 31, 2015 and December 31, 2014.

The pre-tax effect of derivative financial instruments in the consolidated statement of operations and consolidated statement of comprehensive income for the year ended December 31, 2015 is as follows:

Year Ended December 31, 2015	Loss Recognized in OCI (Effective Portion)	Loss Reclassified from OCI into Income (Effective Portion)	Gain Recognized in Income (Ineffective Portion Excluded from Effectiveness Testing)
	(in millions)
Designated derivatives instruments:
Commodity derivatives	$(69)	$(42)	$—
Foreign currency derivatives	(79)	(71)	—
Total	$(148)	$(113)	$—

Loss Recognized in Income
(in millions)
Derivatives not designated:
Commodity derivatives	$(3)
Foreign currency derivatives	(20)
Total	$(23)
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
The gain or loss reclassified from OCI into income for the effective portion of designated derivative instruments and the gain or loss recognized in income for the ineffective portion of designated derivative instruments excluded from effectiveness testing were recorded to other income, net and cost of goods sold in the consolidated statements of operations for the years ended December 31, 2015 and 2014. The gain or loss recognized in income for non-designated derivative instruments was recorded in other income, net and cost of goods sold for the years ended December 31, 2015 and 2014.
Gains and losses on derivatives qualifying as cash flow hedges are recorded in OCI, to the extent that hedges are effective, until the underlying transactions are recognized in earnings. Unrealized amounts in accumulated OCI will fluctuate based on changes in the fair value of hedge derivative contracts at each reporting period. Losses included in accumulated OCI as of December 31, 2015 were $136 million ($106 million, net of tax). Of this total, approximately $111 million is expected to be included in cost of sales within the next 12 months and $25 million is expected to be included in cost of sales in subsequent periods. Cash flow hedges are discontinued when Delphi determines it is no longer probable that the originally forecasted transactions will occur. The amount included in cost of sales related to hedge ineffectiveness was insignificant for the years ended December 31, 2015 and 2014, respectively.
Changes in the value of the Euro-denominated debt designated as a net investment hedge are recorded in cumulative translation adjustment within OCI to offset changes in the value of the net investment in Euro-denominated operations. During the year ended December 31, 2015, $5 million of losses were recognized in OCI. Gains or losses on net investment hedges are reclassified to earnings only when the related currency translation adjustments are required to be reclassified, usually upon sale or liquidation of the investment, and there were no amounts reclassified or recognized for ineffectiveness in the year ended December 31, 2015. Cumulative losses included in accumulated OCI on the net investment hedge as of December 31, 2015 were approximately $5 million due to the strengthening of the Euro relative to the U.S. dollar over the term of this arrangement.

18. FAIR VALUE OF FINANCIAL INSTRUMENTS
Fair value is defined as the exchange price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Fair value measurements are based on one or more of the following three valuation techniques:
Market—This approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.
Income—This approach uses valuation techniques to convert future amounts to a single present value amount based on current market expectations.
Cost—This approach is based on the amount that would be required to replace the service capacity of an asset (replacement cost).
Delphi uses the following fair value hierarchy prescribed by GAAP, which prioritizes the inputs used to measure fair value as follows:
Level 1—Unadjusted quoted prices in active markets for identical assets or liabilities.
Level 2—Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
Typically, assets and liabilities are considered to be fair valued on a recurring basis if fair value is measured regularly. However, if the fair value measurement of an instrument does not necessarily result in a change in the amount recorded on the consolidated balance sheet, assets and liabilities are considered to be fair valued on a nonrecurring basis. This generally occurs when accounting guidance requires assets and liabilities to be recorded at the lower of cost or fair value, or assessed for impairment.
Fair Value Measurements
Fair Value Measurements on a Recurring Basis
Derivative instruments—All derivative instruments are required to be reported on the balance sheet at fair value unless the transactions qualify and are designated as normal purchases or sales. Changes in fair value are reported currently through earnings unless they meet hedge accounting criteria. Delphi’s derivative exposures are with counterparties with long-term investment grade credit ratings. Delphi estimates the fair value of its derivative contracts using an income approach based on valuation techniques to convert future amounts to a single, discounted amount. Estimates of the fair value of foreign currency and commodity derivative instruments are determined using exchange traded prices and rates. Delphi also considers the risk of non-performance in the estimation of fair value, and includes an adjustment for non-performance risk in the measure of fair value of derivative instruments. The non-performance risk adjustment reflects the credit default spread (“CDS”) applied to the net commodity by counterparty and foreign currency exposures by counterparty. When Delphi is in a net derivative asset position, the counterparty CDS rates are applied to the net derivative asset position. When Delphi is in a net derivative liability position, estimates of peer companies’ CDS rates are applied to the net derivative liability position.
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
As of December 31, 2015 and December 31, 2014, Delphi was in a net derivative liability position of $129 million and $104 million, respectively, and no significant adjustments were recorded for nonperformance risk based on the application of peer companies’ CDS rates, evaluation of our own nonperformance risk and because Delphi’s exposures were to counterparties with investment grade credit ratings.
Contingent consideration—As described in Note 20. Acquisitions and Divestitures, as of December 31, 2015, additional contingent consideration may be earned as a result of Delphi's acquisition agreements for Control-Tec LLC ("Control-Tec"), Ottomatika, Inc. ("Ottomatika") and Antaya Technologies Corporation ("Antaya"). The liability for contingent consideration is re-measured to fair value at each reporting date based on a probability-weighted discounted cash flow analysis using a rate that reflects the uncertainty surrounding the expected outcomes, which the Company believes is appropriate and representative of market participant assumptions. The measurement of the liability for contingent consideration is based on significant inputs that are not observable in the market, and is therefore classified as a Level 3 measurement in accordance with ASU Topic 820-10-35. Examples of utilized unobservable inputs are estimated future earnings of the acquired businesses and applicable discount rates. The estimate of the liability may fluctuate if there are changes in the forecast of the acquired businesses' future earnings, as a result of actual earnings levels achieved or in the discount rates used to determine the present value of contingent future cash flows. As of December 31, 2015, the range of periods in which the earn-out provisions may be achieved is from 2016 through 2018. The Company regularly reviews these assumptions, and makes adjustments to the fair value measurements as required by facts and circumstances.
As of December 31, 2015 and December 31, 2014, the liability for contingent consideration was $32 million (of which $2 million was classified within other current liabilities and $30 million was classified within other long-term liabilities) and $11 million (which was classified within other long-term liabilities). Any changes in the fair value of this liability will be recognized within other income (expense), net in the consolidated statement of operations.

As of December 31, 2015 and December 31, 2014, Delphi had no assets measured at fair value on a recurring basis and had the following liabilities measured at fair value on a recurring basis:

	Total	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
	(in millions)
As of December 31, 2015
Commodity derivatives	$51	$—	$51	$—
Foreign currency derivatives	78	—	78	—
Contingent consideration	32	—	—	32
Total	$161	$—	$129	$32
As of December 31, 2014
Commodity derivatives	$27	$—	$27	$—
Foreign currency derivatives	77	—	77	—
Contingent consideration	11	—	—	11
Total	$115	$—	$104	$11
The changes in the contingent consideration liability classified as a Level 3 measurement, which were principally due the acquisitions of Control-Tec and Ottomatika in 2015 and the acquisition of Antaya in 2014, as described above and in Note 20. Acquisitions and Divestitures, were as follows:

	Year Ended December 31,
	2015	2014
	(in millions)
Fair value at beginning of year	$11	$—
Additions	25	11
Payments	—	—
Interest accretion	3	—
Measurement adjustments	(7)	—
Fair value at end of year	$32	$11
During the fourth quarter of 2015, the Company recorded a reduction to its contingent consideration liability for the acquisition of Antaya, as payment of the previous amount was no longer considered probable as a result of the actual level of earnings of the acquired business, as well as due to reductions to the forecast of future earnings of the acquired business during the contractual earn-out period.
Non-derivative financial instruments—Delphi’s non-derivative financial instruments include cash and cash equivalents, accounts and notes receivable, accounts payable, as well as debt, which consists of its accounts receivable factoring arrangements, capital leases and other debt issued by Delphi’s non-U.S. subsidiaries, the Tranche A Term Loan, the 2013 Senior Notes, the 2014 Senior Notes, the 2015 Euro-denominated Senior Notes and the 2015 Senior Notes. The fair value of debt is based on quoted market prices for instruments with public market data or significant other observable inputs for instruments without a quoted public market price (Level 2). As of December 31, 2015 and December 31, 2014, total debt was recorded at $4,008 million and $2,426 million, respectively, and had estimated fair values of $4,025 million and $2,567 million, respectively. For all other financial instruments recorded at December 31, 2015 and December 31, 2014, fair value approximates book value.
Fair Value Measurements on a Nonrecurring Basis
In addition to items that are measured at fair value on a recurring basis, Delphi also has items in its balance sheet that are measured at fair value on a nonrecurring basis. As these items are not measured at fair value on a recurring basis, they are not included in the tables above. Nonfinancial assets and liabilities that are measured at fair value on a nonrecurring basis include long-lived assets, assets held for sale, equity and cost method investments, intangible assets, asset retirement obligations, share-based compensation and liabilities for exit or disposal activities measured at fair value upon initial recognition. During the year ended December 31, 2015, Delphi recorded non-cash asset impairment charges of $16 million in cost of sales related to declines in the fair values of certain fixed assets. During the year ended December 31, 2014, Delphi recorded non-cash asset impairment charges of $5 million in cost of sales and $2 million in selling, general and administrative expense related to declines in the fair values of certain fixed assets and for capitalized software no longer being utilized. No significant impairment charges were recorded during the year ended December 31, 2013. Fair value of long-lived assets is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved and a review of appraisals. As such, Delphi has determined that the fair value measurements of long-lived assets fall in Level 3 of the fair value hierarchy.
Additionally, as further described in Note 25. Discontinued Operations, an after-tax impairment loss of approximately $88 million was recorded in income from discontinued operations in the first quarter of 2015 based on the evaluation and estimate of the fair value of the Company's interest in KDAC of approximately $32 million, which was determined primarily based on negotiations with a third party and on a non-binding offer from that potential buyer at the time, in relation to the carrying value of this interest. Subsequently, in September 2015 the Company closed the sale of this interest for net cash proceeds of $70 million. As a result, for the year ended December 31, 2015, the Company recorded a net loss of $41 million on the KDAC divestiture within income from discontinued operations, which includes the $88 million impairment loss recorded in the first quarter of 2015.

19. OTHER INCOME, NET
Other income, net included:

	Year Ended December 31,
	2015	2014	2013
	(in millions)
Interest income	$5	$10	$14
Loss on extinguishment of debt	(58)	(34)	(39)
Costs associated with acquisitions	(41)	(6)	—
Gain on insurance recovery	—	14	—
Contingent consideration liability fair value adjustment	7	—	—
Other, net	(1)	8	7
Other (expense) income, net	$(88)	$(8)	$(18)
During the year ended December 31, 2015, as further discussed in Note 11. Debt, Delphi redeemed for cash the entire aggregate principal amount outstanding of the 6.125% Senior Notes and, as further discussed in Note 20. Acquisitions and Divestitures, cancelled the Senior Bridge Credit Agreement, resulting in losses on extinguishment of debt of approximately $52 million and $6 million, respectively. During the year ended December 31, 2015, Delphi incurred approximately $23 million in transaction costs related to the acquisition of HellermannTyton and, as further discussed in Note 17. Derivatives and Hedging Activities, recorded a loss of $15 million on option contracts entered into in order to hedge portions of the currency risk associated with the acquisition of HellermannTyton, which are reflected within costs associated with acquisitions in the above table. Also, as further discussed in Note 21. Discontinued Operations, during the year ended December 31, 2015, Delphi recorded $8 million for certain fees earned pursuant to the transition services agreement in connection with the sale of the Company's wholly owned Thermal Systems business.
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
During the year ended December 31, 2013, Delphi amended its Credit Agreement and repaid the entire balance of the Tranche B Term Loan from the Original Credit Agreement, resulting in a loss on extinguishment of debt of approximately $39 million.

20. ACQUISITIONS AND DIVESTITURES
Acquisition of HellermannTyton Group PLC
On December 18, 2015, pursuant to the terms of a recommended offer made on July 30, 2015, Delphi completed the acquisition of 100% of the issued ordinary share capital of HellermannTyton Group PLC ("HellermannTyton"), a public limited company based in the United Kingdom, and a leading global manufacturer of high-performance and innovative cable management solutions. Delphi paid 480 pence per HellermannTyton share, totaling approximately $1.5 billion in aggregate, net of cash acquired. Approximately $242 million of HellermannTyton outstanding debt to third-party creditors was assumed and subsequently paid off.
HellermannTyton had 2014 sales of approximately €600 million (approximately 6% of which were to Delphi and will be eliminated on a consolidated basis). Upon completing the acquisition, Delphi incurred transaction related expenses totaling approximately $23 million, which were recorded within other income (expense), net in the statement of operations.
The acquisition was accounted for as a business combination, with the total purchase price allocated on a preliminary basis using information available, in the fourth quarter of 2015. The preliminary purchase price and related allocation to the acquired net assets of HellermannTyton based on their estimated fair values is shown below (in millions):
Assets acquired and liabilities assumed

Purchase price, cash consideration, net of cash acquired	$1,534
Debt and pension liabilities assumed	258
Total consideration, net of cash acquired	$1,792

Property, plant and equipment	$333
Indefinite-lived intangible assets	128
Definite-lived intangible assets	554
Other liabilities, net	(79)
Identifiable net assets acquired	936
Goodwill resulting from purchase	856
Total purchase price allocation	$1,792
Goodwill recognized in this transaction is primarily attributable to synergies expected to arise after the acquisition and the assembled workforce of HellermannTyton, and is not deductible for tax purposes. Intangible assets primarily include $128 million recognized for the fair value of the acquired trade name, which has an indefinite useful life, $451 million of customer-based assets with approximate useful lives of 13 years and $103 million of technology-related assets with approximate useful lives of 13 years. The valuation of the intangible assets acquired was based on third-party valuations, management's estimates, available information and reasonable and supportable assumptions. The fair value of the acquired trade name and the technology-related assets was generally estimated utilizing the relief from royalty method under the income approach, and the fair value of customer-based assets was generally estimated utilizing the multi-period excess earnings method.
The purchase price and related allocation are preliminary and could be revised as a result of adjustments made to the purchase price, additional information obtained regarding liabilities assumed, including, but not limited to, contingent liabilities, revisions of provisional estimates of fair values, including, but not limited to, the completion of independent appraisals and valuations related to property, plant and equipment and intangible assets, and certain tax attributes.
The results of operations of HellermannTyton are reported within the Electrical/Electronic Architecture segment from the date of acquisition. The pro forma effects of this acquisition would not materially impact the Company's reported results for any period presented, and as a result no pro forma financial statements were presented.
Acquisition financing
Delphi financed the cash payment required to close the acquisition of HellermannTyton primarily with the net proceeds received from the offering of $1.3 billion of 2015 Senior Notes, as further described in Note 11. Debt, with the remainder of the purchase price funded with cash on hand that was received from the sale of the Company's Thermal Systems business, as further described below. Prior to the transaction closing, in connection with the offer to acquire HellermannTyton in July 2015, £540 million ($844 million using July 30, 2015 foreign currency rates) was placed on deposit for purposes of satisfying a portion of the consideration required to effect the acquisition.

Prior to the issuance of the 2015 Senior Notes, in connection with the offer to acquire HellermannTyton, on July 30, 2015, Delphi Automotive PLC and certain of its subsidiaries, certain financial institutions from time to time party thereto, as lenders and Barclays Bank PLC, as administrative agent, entered into a Senior Bridge Credit Agreement (the "Senior Bridge Credit Agreement"), pursuant to which the lenders thereunder agreed to provide a £550 million bridge term loan facility. The Senior Bridge Credit Agreement was automatically terminated on November 19, 2015 in connection with the issuance of the 2015 Senior Notes, and unamortized issuance costs of $6 million associated with the Senior Bridge Credit Agreement were written-off to other income (expense), net. The Company did not draw on the Senior Bridge Credit Agreement.
Exit of Argentina Businesses
On December 10, 2015, Delphi completed the exit of its Electronics business located in Argentina, which was previously reported within the Electronics and Safety segment. The net sales of this business in 2015 prior to the divestiture were approximately $34 million. Delphi recognized a pre-tax loss on the divestiture of this business of $33 million within cost of sales, which included a cash payment by Delphi to the buyer of $7 million.
On April 21, 2015, Delphi completed the exit of its Electrical Wiring business located in Argentina, which was previously reported within the Electrical/Electronic Architecture segment. Delphi recognized a pre-tax loss on the divestiture of this business of $14 million within cost of sales, which included a cash payment by Delphi to the buyer of $7 million.
The results of operations of these businesses, including the losses on divestiture, were not significant to the consolidated financial statements for any period presented, and the disposals did not meet the discontinued operations criteria.
Acquisition of Control-Tec LLC
On November 30, 2015, Delphi acquired 100% of the equity interests of Control-Tec LLC ("Control-Tec"), a leading provider of telematics and cloud-hosted data analytics solutions, for a purchase price of $104 million at closing and an additional cash payment of up to $40 million contingent upon the achievement of certain financial performance metrics over a future 3-year period. The range of the undiscounted amounts the Company could be required to pay under this arrangement is between $0 and $40 million. As of the closing date of the acquisition, the contingent consideration was assigned a fair value of approximately $20 million. Refer to Note 18. Fair Value of Financial Instruments for additional information regarding the measurement of the contingent consideration liability. The results of operations of Control-Tec are reported within the Electronics and Safety segment from the date of acquisition. The Company acquired Control-Tec utilizing cash on hand.
The acquisition was accounted for as a business combination, with the total purchase price allocated on a preliminary basis using information available, in the fourth quarter of 2015. The preliminary purchase price and related allocation to the acquired net assets of Control-Tec based on their estimated fair values is shown below (in millions):
Assets acquired and liabilities assumed

Purchase price, cash consideration, net of cash acquired	$104
Purchase price, fair value of contingent consideration	20
Total purchase price, net of cash acquired	$124

Intangible assets	$66
Other assets, net	4
Identifiable net assets acquired	70
Goodwill resulting from purchase	54
Total purchase price allocation	$124
Intangible assets primarily include amounts recognized for the fair value of the acquired trade name as well as customer-based and technology-related assets, and will be amortized over their estimated useful lives of approximately 10 years. The fair value of these assets was based on third-party valuations and management's estimates, generally utilizing income and market approaches.
The purchase price and related allocation are preliminary and could be revised as a result of adjustments made to the purchase price, additional information obtained regarding liabilities assumed, including, but not limited to, contingent liabilities, revisions of provisional estimates of fair values, including, but not limited to, the completion of independent appraisals and valuations related to property, plant and equipment and intangible assets, and certain tax attributes.
The pro forma effects of this acquisition would not materially impact the Company's reported results for any period presented, and as a result no pro forma financial statements were presented.

Acquisition of Ottomatika, Inc.
On July 23, 2015, Delphi acquired 100% of the equity interests of Ottomatika, Inc. ("Ottomatika"), an automated vehicle software developer, for total consideration of $32 million. The Company paid $16 million at closing utilizing cash on hand, with additional cash payments totaling $11 million deferred over a period of 3 years and additional contingent consideration of up to $5 million contingent upon the achievement of certain product development milestones over a 3-year period. The range of the undiscounted amounts the Company could be required to pay under this arrangement is between $0 and $5 million. As of the closing date of the acquisition, the contingent consideration was assigned a fair value of approximately $5 million. Refer to Note 18. Fair Value of Financial Instruments for additional information regarding the measurement of the contingent consideration liability. The results of operations of Ottomatika are reported within the Electronics and Safety segment from the date of acquisition. Delphi previously held a convertible debt investment in Ottomatika, and as a result of this transaction recognized a gain on its previously held investment of $2 million within other income (expense), net in the consolidated statement of operations as a result of remeasuring this investment to fair value.
The acquisition was accounted for as a business combination. The purchase price and related allocation to the acquired net assets of Ottomatika based on their estimated fair values is shown below (in millions):
Assets acquired and liabilities assumed

Purchase price, cash consideration	$16
Purchase price, deferred consideration	11
Purchase price, fair value of contingent consideration	5
Fair value of previously held investment	4
Total purchase price	$36

Indefinite-lived intangible assets	$24
Definite-lived intangible assets	1
Other liabilities, net	(8)
Identifiable net assets acquired	17
Goodwill resulting from purchase	19
Total purchase price allocation	$36
Intangible assets include amounts recognized for the fair value of in-process research and development, which will not be amortized, but tested for impairment until the completion or abandonment of the associated research and development efforts, and non-competition agreements, which will be amortized over their estimated useful lives of approximately 4 years. The fair value of these assets was generally estimated utilizing income and market approaches.
The pro forma effects of this acquisition would not materially impact the Company's reported results for any period presented, and as a result no pro forma financial statements are presented.
Sale of Reception Systems Business
On July 31, 2015, Delphi completed the sale of its Reception Systems business for net cash proceeds of approximately $25 million and $39 million of buyer-assumed pension liabilities. The net sales of this business, which was previously reported within the Electronics and Safety segment, were approximately $55 million for the six months ended June 30, 2015. Delphi recognized a pre-tax gain on the divestiture of $39 million, which is included in cost of sales in the consolidated statement of operations. The results of operations of this business, including the gain on divestiture, were not significant to the consolidated financial statements for any period presented, and the divestiture did not meet the discontinued operations criteria.
Sale of Thermal Systems Business
On June 30, 2015, Delphi completed the sale of the Company's wholly owned Thermal Systems business. On September 24, 2015, Delphi completed the sale of its interest in its KDAC joint venture. The Company has also entered into a separate agreement for the sale of its interest in its SDAAC joint venture, which is classified as held for sale as of December 31, 2015. Delphi's interests in these joint ventures were previously reported within the Thermal Systems segment. Accordingly, the results of the Thermal Systems business are classified as discontinued operations. Refer to Note 25. Discontinued Operations for further disclosure related to the Company's discontinued operations and the related assets and liabilities classified as held for sale as of December 31, 2015.

Acquisition of Antaya Technologies Corporation
On October 31, 2014, the Company acquired 100% of the share capital of Antaya Technologies Corporation (“Antaya”), a leading manufacturer of on-glass connectors to the global automotive industry for an estimated transaction value of approximately $151 million. Antaya has a global footprint with locations in Asia, Europe and North America. The Company paid $140 million at closing, with an additional cash payment of up to $40 million contingent upon the achievement of certain financial performance metrics over a 3-year period ending October 31, 2017. The range of the undiscounted amounts the Company could be required to pay for this arrangement is between $0 and $40 million. As of the closing date of the acquisition, the contingent consideration was assigned a fair value of approximately $11 million, Refer to Note 18. Fair Value of Financial Instruments for additional information regarding the measurement of the contingent consideration liability. The results of operations of Antaya have been included in the accompanying consolidated statements of operations from the date of acquisition within the Electrical/Electronic Architecture segment.
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
Assets acquired and liabilities assumed

Purchase price, cash consideration	$140
Purchase price, fair value of contingent consideration	11
Total purchase price	$151

Definite-lived intangible assets	$75
Other liabilities, net	(17)
Identifiable net assets acquired	58
Goodwill resulting from purchase	93
Total purchase price allocation	$151
Intangible assets include amounts recognized for the fair value of customer-based and technology-related assets, and will be amortized over their estimated useful lives of approximately 14 years. The fair value of these assets was generally estimated utilizing income and market approaches. The Company acquired Antaya utilizing cash on hand.
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

Assets acquired and liabilities assumed

Purchase price, cash consideration	$191
Purchase price, acquired cash, excess net working capital and certain tax benefits	19
Total purchase price	$210

Definite-lived intangible assets	$63
Other assets, net	17
Identifiable net assets acquired	80
Goodwill resulting from purchase	130
Total purchase price allocation	$210
The acquired intangible assets include both developed technology and customer relationships, and will be amortized over their estimated useful lives of approximately 10 years. The fair value of these assets was generally estimated utilizing income and market approaches. The Company acquired Unwired utilizing cash on hand.
The pro forma effects of this acquisition would not materially impact the Company's reported results for any period presented, and as a result no pro forma financial statements were presented.
Other
During the year ended December 31, 2015, the Company's Powertrain Systems segment made a $20 million investment in Tula Technology Inc., an engine control software company, and the Electronics and Safety segment made a $3 million investment in Quanergy, a leader in 3D Light Detection and Ranging ("LIDAR") sensing technology for automated driving. The Company's investments in Tula and Quanergy are accounted for under the cost method.
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
During the year ended December 31, 2013, Delphi sold a European manufacturing facility that was closed as a result of its overall restructuring program for net proceeds of approximately $20 million, and recognized a gain on the disposal of approximately $11 million within cost of sales.

21. SHARE-BASED COMPENSATION
Long Term Incentive Plan
The PLC LTIP allows for the grant of awards of up to 22,977,116 ordinary shares for long-term compensation. The PLC LTIP is designed to align the interests of management and shareholders. The awards can be in the form of shares, options, stock appreciation rights, restricted stock, RSUs, performance awards, and other share-based awards to the employees, directors, consultants and advisors of the Company. The Company has awarded annual long-term grants of RSUs under the PLC LTIP in each year from 2012 to 2015 in order to align management compensation with Delphi's overall business strategy. The Company has competitive and market appropriate share holding requirements. All of the RSUs granted under the PLC LTIP are eligible to receive dividend equivalents for any dividend paid from the grant date through the vesting date. Dividend equivalents are generally paid out in ordinary shares upon vesting of the underlying RSUs. Amounts disclosed within this note include amounts attributable to the Company's discontinued operations, unless otherwise noted.
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
A summary of activity, including award grants, vesting and forfeitures is provided below:

	RSUs	Weighted Average Grant Date Fair Value
	(in thousands)
Nonvested, January 1, 2013	1,899	$31.09
Granted	1,526	41.72
Vested	(285)	29.26
Forfeited	(222)	34.55
Nonvested, December 31, 2013	2,918	36.55
Granted	1,278	57.27
Vested	(1,736)	33.14
Forfeited	(186)	41.69
Nonvested, December 31, 2014	2,274	50.38
Granted	1,683	72.30
Vested	(1,774)	42.45
Forfeited	(203)	64.75
Nonvested, December 31, 2015	1,980	74.66
As of December 31, 2015, there were approximately 1,217 thousand performance-based RSUs, with a weighted average grant date fair value of $42.65, that were vested but not yet distributed.
Delphi recognized compensation expense of $72 million ($55 million, net of tax), $76 million ($58 million, net of tax) and $46 million ($35 million net of tax) based on the Company’s best estimate of ultimate performance against the respective targets during the years ended December 31, 2015, 2014 and 2013, respectively. Delphi will continue to recognize compensation expense, based on the grant date fair value of the awards applied to the Company’s best estimate of ultimate performance against the respective targets, over the requisite vesting periods of the awards. Based on the grant date fair value of the awards and the Company’s best estimate of ultimate performance against the respective targets as of December 31, 2015, unrecognized compensation expense on a pretax basis of approximately $111 million is anticipated to be recognized over a weighted average period of approximately 2 years. For the years ended December 31, 2015, 2014 and 2013, respectively, approximately $59 million, $8 million, and $3 million of cash was paid and reflected as a financing activity in the statements of cash flows related to the minimum statutory tax withholding for vested RSUs.

22. SUPPLEMENTAL GUARANTOR AND NON-GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
Basis of Presentation
Notes Issued by the Subsidiary Issuer
As described in Note 11. Debt, Delphi Corporation (the "Subsidiary Issuer/Guarantor"), a 100% owned subsidiary of Delphi Automotive PLC (the "Parent"), issued the 2011 Senior Notes, the 2013 Senior Notes and the 2014 Senior Notes, each of which were registered under the Securities Act. The 2011 Senior Notes were subsequently redeemed and extinguished in March 2014 and March 2015. The 2013 Senior Notes, 2014 Senior Notes and, prior to their redemption, the 2011 Senior Notes, are fully and unconditionally guaranteed by Delphi Automotive PLC and certain of Delphi Automotive PLC's direct and indirect subsidiary companies, which are directly or indirectly 100% owned by Delphi Automotive PLC (the “Subsidiary Guarantors”), on a joint and several basis, subject to customary release provisions (other than in the case of Delphi Automotive PLC). All other consolidated direct and indirect subsidiaries of Delphi Automotive PLC are not subject to the guarantees (“Non-Guarantor Subsidiaries”).
Notes Issued by the Parent
As described in Note 11. Debt, Delphi Automotive PLC issued the 2015 Euro-denominated Senior Notes and the 2015 Senior Notes, each of which were registered under the Securities Act. The 2015 Euro-denominated Senior Notes and 2015 Senior Notes are fully and unconditionally guaranteed on a joint and several basis, subject to customary release provisions, by certain of Delphi Automotive PLC's direct and indirect subsidiary companies (the “Subsidiary Guarantors”), and Delphi Corporation, each of which are directly or indirectly 100% owned by Delphi Automotive PLC. All other consolidated direct and indirect subsidiaries of Delphi Automotive PLC are not subject to the guarantee (“Non-Guarantor Subsidiaries”).
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
The historical presentation of certain intercompany accounts and activity within the supplemental guarantor condensed consolidating financial statements has been revised to be consistent with the presentation as of December 31, 2015.
Statement of Operations Year Ended December 31, 2015

	Parent	Subsidiary Guarantors	Subsidiary Issuer/Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Net sales	$—	$—	$—	$15,165	$—	$15,165
Operating expenses:
Cost of sales	—	—	(6)	12,161	—	12,155
Selling, general and administrative	32	—	—	985	—	1,017
Amortization	—	—	—	93	—	93
Restructuring	—	—	—	177	—	177
Total operating expenses	32	—	(6)	13,416	—	13,442
Operating (loss) income	(32)	—	6	1,749	—	1,723
Interest (expense) income	(105)	(30)	(180)	(90)	278	(127)
Other (expense) income, net	(20)	89	18	103	(278)	(88)
(Loss) income from continuing operations before income taxes and equity income	(157)	59	(156)	1,762	—	1,508
Income tax benefit (expense)	—	—	57	(320)	—	(263)
(Loss) income from continuing operations before equity income	(157)	59	(99)	1,442	—	1,245
Equity in net income of affiliates	—	—	—	16	—	16
Equity in net income (loss) of subsidiaries	1,607	1,548	508	—	(3,663)	—
Income (loss) from continuing operations	1,450	1,607	409	1,458	(3,663)	1,261
Income from discontinued operations, net of tax	—	—	—	274	—	274
Net income (loss)	1,450	1,607	409	1,732	(3,663)	1,535
Net income attributable to noncontrolling interest	—	—	—	85	—	85
Net income (loss) attributable to Delphi	$1,450	$1,607	$409	$1,647	$(3,663)	$1,450

Statement of Operations Year Ended December 31, 2014

	Parent	Subsidiary Guarantors	Subsidiary Issuer/Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Net sales	$—	$—	$—	$15,499	$—	$15,499
Operating expenses:
Cost of sales	—	—	—	12,471	—	12,471
Selling, general and administrative	51	—	—	985	—	1,036
Amortization	—	—	—	94	—	94
Restructuring	—	—	—	140	—	140
Total operating expenses	51	—	—	13,690	—	13,741
Operating (loss) income	(51)	—	—	1,809	—	1,758
Interest (expense) income	(24)	(33)	(188)	(74)	184	(135)
Other income (expense), net	6	68	25	78	(185)	(8)
(Loss) income from continuing operations before income taxes and equity income	(69)	35	(163)	1,813	(1)	1,615
Income tax benefit (expense)	—	—	60	(315)	—	(255)
(Loss) income from continuing operations before equity income	(69)	35	(103)	1,498	(1)	1,360
Equity in net income of affiliates	—	—	—	20	—	20
Equity in net income (loss) of subsidiaries	1,420	1,385	315	—	(3,120)	—
Income (loss) from continuing operations	1,351	1,420	212	1,518	(3,121)	1,380
Income from discontinued operations, net of tax	—	—	—	60	—	60
Net income (loss)	1,351	1,420	212	1,578	(3,121)	1,440
Net income attributable to noncontrolling interest	—	—	—	89	—	89
Net income (loss) attributable to Delphi	$1,351	$1,420	$212	$1,489	$(3,121)	$1,351
Statement of Operations Year Ended December 31, 2013

	Parent	Subsidiary Guarantors	Subsidiary Issuer/Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Net sales	$—	$—	$—	$15,051	$—	$15,051
Operating expenses:
Cost of sales	—	—	—	12,274	—	12,274
Selling, general and administrative	87	—	—	829	—	916
Amortization	—	—	—	97	—	97
Restructuring	—	—	—	137	—	137
Total operating expenses	87	—	—	13,337	—	13,424
Operating (loss) income	(87)	—	—	1,714	—	1,627
Interest (expense) income	(25)	(33)	(194)	(75)	184	(143)
Other income (expense), net	6	67	25	68	(184)	(18)
(Loss) income from continuing operations before income taxes and equity income	(106)	34	(169)	1,707	—	1,466
Income tax (expense) benefit	(5)	—	62	(297)	—	(240)
(Loss) income from continuing operations before equity income	(111)	34	(107)	1,410	—	1,226
Equity in net income of affiliates	—	—	—	15	—	15
Equity in net income (loss) of subsidiaries	1,323	1,289	326	—	(2,938)	—
Income (loss) from continuing operations	1,212	1,323	219	1,425	(2,938)	1,241
Income from discontinued operations, net of tax	—	—	—	60	—	60
Net income (loss)	1,212	1,323	219	1,485	(2,938)	1,301
Net income attributable to noncontrolling interest	—	—	—	89	—	89
Net income (loss) attributable to Delphi	$1,212	$1,323	$219	$1,396	$(2,938)	$1,212

Statement of Comprehensive Income Year Ended December 31, 2015

	Parent	Subsidiary Guarantors	Subsidiary Issuer/Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Net income (loss)	$1,450	$1,607	$409	$1,732	$(3,663)	$1,535
Other comprehensive loss:
Currency translation adjustments	(5)	—	—	(339)	—	(344)
Net change in unrecognized loss on derivative instruments, net of tax	—	—	—	(28)	—	(28)
Employee benefit plans adjustment, net of tax	—	—	—	64	—	64
Other comprehensive loss	(5)	—	—	(303)	—	(308)
Equity in other comprehensive (loss) income of subsidiaries	(287)	(449)	(9)	—	745	—
Comprehensive income (loss)	1,158	1,158	400	1,429	(2,918)	1,227
Comprehensive income attributable to noncontrolling interests	—	—	—	69	—	69
Comprehensive income (loss) attributable to Delphi	$1,158	$1,158	$400	$1,360	$(2,918)	$1,158
Statement of Comprehensive Income Year Ended December 31, 2014

	Parent	Subsidiary Guarantors	Subsidiary Issuer/Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Net income (loss)	$1,351	$1,420	$212	$1,578	$(3,121)	$1,440
Other comprehensive loss:
Currency translation adjustments	—	—	—	(325)	—	(325)
Net change in unrecognized loss on derivative instruments, net of tax	—	—	—	(80)	—	(80)
Employee benefit plans adjustment, net of tax	—	—	—	(108)	—	(108)
Other comprehensive loss	—	—	—	(513)	—	(513)
Equity in other comprehensive (loss) income of subsidiaries	(504)	(573)	(50)	—	1,127	—
Comprehensive income (loss)	847	847	162	1,065	(1,994)	927
Comprehensive income attributable to noncontrolling interests	—	—	—	80	—	80
Comprehensive income (loss) attributable to Delphi	$847	$847	$162	$985	$(1,994)	$847

Statement of Comprehensive Income Year Ended December 31, 2013

	Parent	Subsidiary Guarantors	Subsidiary Issuer/Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Net income (loss)	$1,212	$1,323	$219	$1,485	$(2,938)	$1,301
Other comprehensive income:
Currency translation adjustments	—	—	—	49	—	49
Net change in unrecognized loss on derivative instruments, net of tax	—	—	—	(12)	—	(12)
Employee benefit plans adjustment, net of tax	—	—	—	(33)	—	(33)
Other comprehensive income	—	—	—	4	—	4
Equity in other comprehensive (loss) income of subsidiaries	—	(111)	(13)	—	124	—
Comprehensive income (loss)	1,212	1,212	206	1,489	(2,814)	1,305
Comprehensive income attributable to noncontrolling interests	—	—	—	93	—	93
Comprehensive income (loss) attributable to Delphi	$1,212	$1,212	$206	$1,396	$(2,814)	$1,212

Balance Sheet as of December 31, 2015

	Parent	Subsidiary Guarantors	Subsidiary Issuer/Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$4	$—	$—	$531	$—	$535
Restricted cash	—	—	—	1	—	1
Accounts receivable, net	—	—	—	2,750	—	2,750
Intercompany receivables, current	101	1,148	387	4,852	(6,488)	—
Inventories	—	—	—	1,181	—	1,181
Other current assets	—	—	—	431	—	431
Current assets held for sale	—	—	—	223	—	223
Total current assets	105	1,148	387	9,969	(6,488)	5,121
Long-term assets:
Intercompany receivables, long-term	—	775	1,007	1,743	(3,525)	—
Property, net	—	—	—	3,377	—	3,377
Investments in affiliates	—	—	—	94	—	94
Investments in subsidiaries	8,916	8,853	3,856	—	(21,625)	—
Intangible assets, net	—	—	—	2,922	—	2,922
Other long-term assets	—	—	12	447	—	459
Total long-term assets	8,916	9,628	4,875	8,583	(25,150)	6,852
Total assets	$9,021	$10,776	$5,262	$18,552	$(31,638)	$11,973
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$—	$—	$—	$52	$—	$52
Accounts payable	2	—	—	2,539	—	2,541
Intercompany payables, current	4,543	555	905	480	(6,483)	—
Accrued liabilities	17	—	24	1,163	—	1,204
Current liabilities held for sale	—	—	—	130	—	130
Total current liabilities	4,562	555	929	4,364	(6,483)	3,927
Long-term liabilities:
Long-term debt	2,047	—	1,883	26	—	3,956
Intercompany payables, long-term	162	1,305	1,001	1,057	(3,525)	—
Pension benefit obligations	—	—	—	854	—	854
Other long-term liabilities	—	—	27	476	—	503
Total long-term liabilities	2,209	1,305	2,911	2,413	(3,525)	5,313
Total liabilities	6,771	1,860	3,840	6,777	(10,008)	9,240
Total Delphi shareholders’ equity	2,250	8,916	1,422	11,292	(21,630)	2,250
Noncontrolling interest	—	—	—	483	—	483
Total shareholders’ equity	2,250	8,916	1,422	11,775	(21,630)	2,733
Total liabilities and shareholders’ equity	$9,021	$10,776	$5,262	$18,552	$(31,638)	$11,973

Balance Sheet as of December 31, 2014

	Parent	Subsidiary Guarantors	Subsidiary Issuer/Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$9	$1	$—	$849	$—	$859
Restricted cash	—	—	—	1	—	1
Accounts receivable, net	—	—	—	2,400	—	2,400
Intercompany receivables, current	88	198	1,397	2,046	(3,729)	—
Inventories	—	—	—	1,013	—	1,013
Other current assets	—	—	—	567	—	567
Current assets held for sale	—	—	—	384	—	384
Total current assets	97	199	1,397	7,260	(3,729)	5,224
Long-term assets:
Intercompany receivables, long-term	—	775	947	1,519	(3,241)	—
Property, net	—	—	—	3,021	—	3,021
Investments in affiliates	—	—	—	98	—	98
Investments in subsidiaries	5,215	6,071	1,644	—	(12,930)	—
Intangible assets, net	—	—	—	1,384	—	1,384
Other long-term assets	—	—	17	466	—	483
Long-term assets held for sale	—	—	—	511	—	511
Total long-term assets	5,215	6,846	2,608	6,999	(16,171)	5,497
Total assets	$5,312	$7,045	$4,005	$14,259	$(19,900)	$10,721
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$—	$—	$—	$34	$—	$34
Accounts payable	2	—	—	2,276	—	2,278
Intercompany payables, current	2,800	536	89	303	(3,728)	—
Accrued liabilities	—	—	29	1,192	—	1,221
Current liabilities held for sale	—	—	—	356	—	356
Total current liabilities	2,802	536	118	4,161	(3,728)	3,889
Long-term liabilities:
Long-term debt	—	—	2,373	19	—	2,392
Intercompany payables, long-term	—	1,294	1,001	947	(3,242)	—
Pension benefit obligations	—	—	—	1,002	—	1,002
Other long-term liabilities	—	—	11	379	—	390
Long-term liabilities held for sale	—	—	—	35	—	35
Total long-term liabilities	—	1,294	3,385	2,382	(3,242)	3,819
Total liabilities	2,802	1,830	3,503	6,543	(6,970)	7,708
Total Delphi shareholders’ equity	2,510	5,215	502	7,213	(12,930)	2,510
Noncontrolling interest	—	—	—	503	—	503
Total shareholders’ equity	2,510	5,215	502	7,716	(12,930)	3,013
Total liabilities and shareholders’ equity	$5,312	$7,045	$4,005	$14,259	$(19,900)	$10,721

Statement of Cash Flows for the Year Ended December 31, 2015

	Parent	Subsidiary Guarantors	Subsidiary Issuer/Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Net cash (used in) provided by operating activities from continuing operations	$(53)	$171	$—	$1,649	$(100)	$1,667
Net cash provided by operating activities from discontinued operations	—	—	—	36	—	36
Net cash (used in) provided by operating activities	(53)	171	—	1,685	(100)	1,703
Cash flows from investing activities:
Capital expenditures	—	—	—	(704)	—	(704)
Proceeds from sale of property / investments	—	—	—	10	—	10
Net proceeds from divestiture of discontinued operations	—	—	—	730	—	730
Proceeds from business divestitures, net of payments of $14 in 2015	—	—	(7)	18	—	11
Cost of business acquisitions, net of cash acquired	(1,606)	—	(104)	56	—	(1,654)
Cost of technology investments	—	—	—	(23)	—	(23)
Loans to affiliates	—	(925)	(342)	(3,221)	4,488	—
Repayments of loans from affiliates	—	—	135	1,333	(1,468)	—
Investments in subsidiaries	(753)	—	—	—	753	—
Net cash (used in) provided by investing activities from continuing operations	(2,359)	(925)	(318)	(1,801)	3,773	(1,630)
Net cash used in investing activities from discontinued operations	—	—	—	(69)	—	(69)
Net cash (used in) provided by investing activities	(2,359)	(925)	(318)	(1,870)	3,773	(1,699)
Cash flows from financing activities:
Net (repayments) proceeds under other short-term debt agreements	—	—	—	(214)	—	(214)
Repayment of senior notes	—	—	(546)	—	—	(546)
Proceeds from issuance of senior notes, net of issuance costs	2,043	—	—	—	—	2,043
Dividend payments of consolidated affiliates to minority shareholders	—	—	—	(63)	—	(63)
Proceeds from borrowings from affiliates	3,277	—	964	247	(4,488)	—
Payments on borrowings from affiliates	(1,468)	—	—	—	1,468	—
Investment from parent	—	753	—	—	(753)	—
Dividends paid to affiliates	—	—	(100)	—	100	—
Repurchase of ordinary shares	(1,159)	—	—	—	—	(1,159)
Distribution of cash dividends	(286)	—	—	—	—	(286)
Taxes withheld and paid on employees' restricted share awards	—	—	—	(59)	—	(59)
Net cash provided by (used in) financing activities	2,407	753	318	(89)	(3,673)	(284)
Effect of exchange rate fluctuations on cash and cash equivalents	—	—	—	(45)	—	(45)
Decrease in cash and cash equivalents	(5)	(1)	—	(319)	—	(325)
Cash and cash equivalents at beginning of year	9	1	—	894	—	904
Cash and cash equivalents at end of year	$4	$—	$—	$575	$—	$579
Cash and cash equivalents of discontinued operations	$—	$—	$—	$44	$—	$44
Cash and cash equivalents of continuing operations	$4	$—	$—	$531	$—	$535

Statement of Cash Flows for the Year Ended December 31, 2014

	Parent	Subsidiary Guarantors	Subsidiary Issuer/Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Net cash provided by operating activities from continuing operations	$32	$61	$—	$1,952	$—	$2,045
Net cash provided by operating activities from discontinued operations	—	—	—	90	—	90
Net cash provided by operating activities	32	61	—	2,042	—	2,135
Cash flows from investing activities:
Capital expenditures	—	—	—	(779)	—	(779)
Proceeds from sale of property / investments	—	—	—	15	—	15
Cost of business acquisitions, net of cash acquired	—	—	(345)	—	—	(345)
Cost of technology investments	—	—	—	(5)	—	(5)
Decrease in restricted cash	—	—	—	2	—	2
Loans to affiliates	—	(60)	(1,075)	(1,494)	2,629	—
Repayments of loans from affiliates	—	—	165	304	(469)	—
Return of investments in subsidiaries	—	—	389	—	(389)	—
Net cash (used in) provided by investing activities from continuing operations	—	(60)	(866)	(1,957)	1,771	(1,112)
Net cash used in investing activities from discontinued operations	—	—	—	(74)	—	(74)
Net cash used in investing activities	—	(60)	(866)	(2,031)	1,771	(1,186)
Cash flows from financing activities:
Net proceeds from other short-term debt agreements	—	—	—	7	—	7
Repayments under long-term debt agreements	—	—	(164)	—	—	(164)
Repayment of senior notes	—	—	(526)	—	—	(526)
Proceeds from issuance of senior notes, net of issuance costs	—	—	691	—	—	691
Dividend payments of consolidated affiliates to minority shareholders	—	—	—	(73)	—	(73)
Proceeds from borrowings from affiliates	1,510	144	975	—	(2,629)	—
Payments on borrowings from affiliates	(215)	(144)	(110)	—	469	—
Capital distributions to affiliates	—	—	—	(389)	389	—
Repurchase of ordinary shares	(1,024)	—	—	—	—	(1,024)
Distribution of cash dividends	(301)	—	—	—	—	(301)
Taxes withheld and paid on employees' restricted share awards	—	—	—	(8)	—	(8)
Net cash (used in) provided by financing activities	(30)	—	866	(463)	(1,771)	(1,398)
Effect of exchange rate fluctuations on cash and cash equivalents	—	—	—	(36)	—	(36)
Increase (decrease) in cash and cash equivalents	2	1	—	(488)	—	(485)
Cash and cash equivalents at beginning of year	7	—	—	1,382	—	1,389
Cash and cash equivalents at end of year	$9	$1	$—	$894	$—	$904
Cash and cash equivalents of discontinued operations	$—	$—	$—	$45	$—	$45
Cash and cash equivalents of continuing operations	$9	$1	$—	$849	$—	$859

Statement of Cash Flows for the Year Ended December 31, 2013

	Parent	Subsidiary Guarantors	Subsidiary Issuer/Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Net cash (used in) provided by operating activities from continuing operations	$(193)	$128	$—	$1,789	$(68)	$1,656
Net cash provided by operating activities from discontinued operations	—	—	—	94	—	94
Net cash (used in) provided by operating activities	(193)	128	—	1,883	(68)	1,750
Cash flows from investing activities:
Capital expenditures	—	—	—	(605)	—	(605)
Proceeds from sale of property / investments	—	—	—	33	—	33
Cost of business acquisitions, net of cash acquired	—	—	—	2	—	2
Cost of technology investments	—	—	—	(12)	—	(12)
Decrease in restricted cash	—	—	—	5	—	5
Loans to affiliates	—	(128)	(1,174)	(414)	1,716	—
Repayments of loans from affiliates	—	—	402	548	(950)	—
Return of investments in subsidiaries	—	—	845	—	(845)	—
Net cash (used in) provided by investing activities from continuing operations	—	(128)	73	(443)	(79)	(577)
Net cash used in investing activities from discontinued operations	—	—	—	(78)	—	(78)
Net cash (used in) provided by investing activities	—	(128)	73	(521)	(79)	(655)
Cash flows from financing activities:
Net repayments under other short-term debt agreements	—	—	—	(80)	—	(80)
Repayments under long-term debt agreements	—	—	(1,353)	—	—	(1,353)
Proceeds from issuance of senior secured term loans, net of issuance costs	—	—	560	—	—	560
Proceeds from issuance of senior notes, net of issuance costs	—	—	788	—	—	788
Dividend payments of consolidated affiliates to minority shareholders	—	—	—	(55)	—	(55)
Proceeds from borrowings from affiliates	1,499	80	—	137	(1,716)	—
Payments on borrowings from affiliates	(633)	(80)	—	(237)	950	—
Capital distributions to affiliates	—	—	—	(845)	845	—
Dividends paid to affiliates	—	—	(68)	—	68	—
Repurchase of ordinary shares	(457)	—	—	—	—	(457)
Distribution of cash dividends	(211)	—	—	—	—	(211)
Taxes withheld and paid on employees' restricted share awards	—	—	—	(14)	—	(14)
Net cash provided by (used in) financing activities	198	—	(73)	(1,094)	147	(822)
Effect of exchange rate fluctuations on cash and cash equivalents	—	—	—	11	—	11
Increase in cash and cash equivalents	5	—	—	279	—	284
Cash and cash equivalents at beginning of year	2	—	—	1,103	—	1,105
Cash and cash equivalents at end of year	$7	$—	$—	$1,382	$—	$1,389
Cash and cash equivalents of discontinued operations	$—	$—	$—	$52	$—	$52
Cash and cash equivalents of continuing operations	$7	$—	$—	$1,330	$—	$1,337

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
The accounting policies of the segments are the same as those described in Note 2. Significant Accounting Policies, except that the disaggregated financial results for the segments have been prepared using a management approach, which is consistent with the basis and manner in which management internally disaggregates financial information for which Delphi’s chief operating decision maker regularly reviews financial results to assess performance of, and make internal operating decisions about allocating resources to, the segments.
Generally, Delphi evaluates segment performance based on stand-alone segment net income before interest expense, other income (expense), net, income tax expense, equity income (loss), net of tax, income (loss) from discontinued operations, net of tax, restructuring, other acquisition and portfolio project costs (which includes costs incurred to integrate acquired businesses and to plan and execute product portfolio transformation actions, including business and product acquisitions and divestitures), asset impairments and gains (losses) on business divestitures (“Adjusted Operating Income”) and accounts for inter-segment sales and transfers as if the sales or transfers were to third parties, at current market prices. Delphi’s management utilizes Adjusted Operating Income as the key performance measure of segment income or loss to evaluate segment performance, and for planning and forecasting purposes to allocate resources to the segments, as management believes this measure is most reflective of the operational profitability or loss of Delphi's operating segments. Segment Adjusted Operating Income should not be considered a substitute for results prepared in accordance with U.S. GAAP and should not be considered an alternative to net income attributable to Delphi, which is the most directly comparable financial measure to Adjusted Operating Income that is in accordance with U.S. GAAP. Segment Adjusted Operating Income, as determined and measured by Delphi, should also not be compared to similarly titled measures reported by other companies.
As described in Note 25. Discontinued Operations, the Company's previously reported Thermal Systems segment has been classified as discontinued operations, which required retrospective application to balance sheet, statement of operations and certain cash flow financial information for all periods presented. Discontinued operations also includes the Company's thermal original equipment service business, the results of which were previously reported within the Powertrain Systems segment. Certain operations, primarily related to contract manufacturing services, which were previously included within the Thermal Systems segment but which were not included in the scope of the divestiture, are reported in continuing operations and have been reclassified within the Electronics and Safety segment for all periods presented. Amounts for shared general and administrative operating expenses that were allocated to the Thermal Systems business in prior periods have been re-allocated to the Company's reportable operating segments.
Included below are sales and operating data for Delphi’s segments for the years ended December 31, 2015, 2014 and 2013, as well as balance sheet data as of December 31, 2015 and 2014.

	Electrical/Electronic Architecture	Powertrain Systems	Electronics and Safety	Eliminations and Other (1)	Total
	(in millions)
For the Year Ended December 31, 2015:
Net sales	$8,180	$4,377	$2,774	$(166)	$15,165
Depreciation and amortization	$276	$185	$79	$—	$540
Adjusted operating income	$1,095	$553	$323	$—	$1,971
Operating income (2)	$1,014	$417	$292	$—	$1,723
Equity income (loss)	$16	$—	$—	$—	$16
Net income attributable to noncontrolling interest	$39	$34	$—	$—	$73
Capital expenditures	$353	$198	$105	$48	$704

	Electrical/Electronic Architecture	Powertrain Systems	Electronics and Safety	Eliminations and Other (1)	Total
	(in millions)
For the Year Ended December 31, 2014:
Net sales	$8,274	$4,535	$2,885	$(195)	$15,499
Depreciation and amortization	$266	$194	$80	$—	$540
Adjusted operating income	$1,060	$518	$347	$—	$1,925
Operating income (3)	$986	$459	$313	$—	$1,758
Equity income (loss)	$21	$(1)	$—	$—	$20
Net income attributable to noncontrolling interest	$35	$36	$—	$—	$71
Capital expenditures	$326	$315	$89	$49	$779

	Electrical/Electronic Architecture	Powertrain Systems	Electronics and Safety	Eliminations and Other (1)	Total
	(in millions)
For the Year Ended December 31, 2013:
Net sales	$7,972	$4,392	$2,878	$(191)	$15,051
Depreciation and amortization	$237	$188	$74	$—	$499
Adjusted operating income	$982	$470	$327	$—	$1,779
Operating income (4)	$939	$417	$271	$—	$1,627
Equity income (loss)	$15	$—	$—	$—	$15
Net income attributable to noncontrolling interest	$40	$31	$—	$—	$71
Capital expenditures	$293	$224	$64	$24	$605

(1)
Eliminations and Other includes the elimination of inter-segment transactions. Capital expenditures amounts are attributable to corporate administrative and support functions, including corporate headquarters and certain technical centers.

(2)
Includes charges recorded in 2015 related to costs associated with employee termination benefits and other exit costs of $37 million for Electrical/Electronic Architecture, $115 million for Powertrain Systems and $25 million for Electronics and Safety.

(3)
Includes charges recorded in 2014 related to costs associated with employee termination benefits and other exit costs of $57 million for Electrical/Electronic Architecture, $55 million for Powertrain Systems and $28 million for Electronics and Safety.

(4)
Includes charges recorded in 2013 related to costs associated with employee termination benefits and other exit costs of $28 million for Electrical/Electronic Architecture, $53 million for Powertrain Systems and $56 million for Electronics and Safety.

	Electrical/Electronic Architecture	Powertrain Systems	Electronics and Safety	Eliminations and Other (1)	Total
	(in millions)
Balance as of December 31, 2015:
Investment in affiliates	$60	$34	$—	$—	$94
Goodwill	$1,458	$8	$73	$—	$1,539
Total segment assets	$7,924	$3,630	$2,528	$(2,109)	$11,973
Balance as of December 31, 2014:
Investment in affiliates	$64	$34	$—	$—	$98
Goodwill	$648	$8	$—	$—	$656
Total segment assets	$5,795	$3,854	$2,064	$(992)	$10,721

(1)	Eliminations and Other includes the elimination of inter-segment transactions.
The reconciliation of Adjusted Operating Income to Operating Income includes restructuring, other project and integration costs related to acquisitions and other portfolio transactions, asset impairments and gains (losses) on business divestitures. The reconciliation of Adjusted Operating Income to net income attributable to Delphi for the years ended December 31, 2015, 2014 and 2013 are as follows:

	Electrical/Electronic Architecture	Powertrain Systems	Electronics and Safety	Eliminations and Other	Total
	(in millions)
For the Year Ended December 31, 2015:
Adjusted operating income	$1,095	$553	$323	$—	$1,971
Restructuring	(37)	(115)	(25)	—	(177)
Other acquisition and portfolio project costs	(26)	(12)	(9)	—	(47)
Asset impairments	(4)	(9)	(3)	—	(16)
Gain (loss) on business divestitures, net	(14)	—	6	—	(8)
Operating income	$1,014	$417	$292	$—	1,723
Interest expense					(127)
Other expense, net					(88)
Income from continuing operations before income taxes and equity income					1,508
Income tax expense					(263)
Equity income, net of tax					16
Income from continuing operations					1,261
Income from discontinued operations, net of tax					274
Net income					1,535
Net income attributable to noncontrolling interest					85
Net income attributable to Delphi					$1,450

	Electrical/Electronic Architecture	Powertrain Systems	Electronics and Safety	Eliminations and Other	Total
	(in millions)
For the Year Ended December 31, 2014:
Adjusted operating income	$1,060	$518	$347	$—	$1,925
Restructuring	(57)	(55)	(28)	—	(140)
Other acquisition and portfolio project costs	(15)	(3)	(2)	—	(20)
Asset impairments	(2)	(1)	(4)	—	(7)
Operating income	$986	$459	$313	$—	1,758
Interest expense					(135)
Other expense, net					(8)
Income from continuing operations before income taxes and equity income					1,615
Income tax expense					(255)
Equity income, net of tax					20
Income from continuing operations					1,380
Income from discontinued operations, net of tax					60
Net income					1,440
Net income attributable to noncontrolling interest					89
Net income attributable to Delphi					$1,351

	Electrical/Electronic Architecture	Powertrain Systems	Electronics and Safety	Eliminations and Other	Total
	(in millions)
For the Year Ended December 31, 2013:
Adjusted operating income	$982	$470	$327	$—	$1,779
Restructuring	(28)	(53)	(56)	—	(137)
Other acquisition and portfolio project costs	(15)	—	—	—	(15)
Operating income	$939	$417	$271	$—	1,627
Interest expense					(143)
Other income, net					(18)
Income from continuing operations before income taxes and equity income					1,466
Income tax expense					(240)
Equity income, net of tax					15
Income from continuing operations					1,241
Income from discontinued operations, net of tax					60
Net income					1,301
Net income attributable to noncontrolling interest					89
Net income attributable to Delphi					$1,212
Information concerning principal geographic areas is set forth below. Net sales data reflects the manufacturing location and is for the years ended December 31. Net property data is as of December 31.

	Year Ended December 31, 2015		Year Ended December 31, 2014		Year Ended December 31, 2013
	Net Sales	Net Property (1)	Net Sales	Net Property (1)	Net Sales	Net Property (1)
	(in millions)
United States (2)	$5,536	$898	$5,160	$675	$4,850	$583
Other North America	146	147	208	135	213	135
Europe, Middle East & Africa (3)	5,275	1,469	5,940	1,395	5,999	1,513
Asia Pacific (4)	3,839	809	3,552	732	3,171	602
South America	369	54	639	84	818	97
Total	$15,165	$3,377	$15,499	$3,021	$15,051	$2,930

(1)	Net property data represents property, plant and equipment, net of accumulated depreciation.

(2)
Includes net sales and machinery, equipment and tooling that relate to the Company's maquiladora operations located in Mexico. These assets are utilized to produce products sold to customers located in the United States.

(3)
Includes Delphi’s country of domicile, Jersey, and the country of Delphi’s principal executive offices, the United Kingdom. The Company had no sales in Jersey in any period. The Company had net sales of $834 million, $892 million, and $727 million in the United Kingdom for the years ended December 31, 2015, 2014 and 2013, respectively. The Company had net property in the United Kingdom of $276 million, $231 million, and $229 million as of December 31, 2015, 2014 and 2013, respectively. The largest portion of net sales in the Europe, Middle East & Africa region was $834 million in the United Kingdom, $892 million in the United Kingdom and $1,076 million in Germany for the years ended December 31, 2015, 2014 and 2013, respectively.

(4)	Net sales and net property in Asia Pacific are primarily attributable to China.

24. QUARTERLY DATA (UNAUDITED)
The following is a condensed summary of the Company’s unaudited quarterly results of continuing operations for fiscal 2015 and 2014. Previously reported 2014 quarterly amounts have been revised to reflect the retrospective application of the classification of the Thermal Systems segment as a discontinued operation. Refer to Note 25. Discontinued Operations for additional information.

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,	Total
	(in millions, except per share amounts)
2015
Net sales	$3,797	$3,858	$3,631	$3,879	$15,165
Cost of sales	3,056	3,076	2,862	3,161	12,155
Gross profit	$741	$782	$769	$718	$3,010
Operating income (1)	$446	$481	$461	$335	$1,723
Income from continuing operations	304	369	364	224	1,261
(Loss) income from discontinued operations, net of tax (2)	(75)	298	54	(3)	274
Net income (3)	$229	$667	$418	$221	$1,535
Net income attributable to Delphi	$209	$645	$404	$192	$1,450
Basic net income (loss) per share:
Continuing operations (4)	$0.99	$1.22	$1.24	$0.71	$4.16
Discontinued operations (4)	(0.27)	1.02	0.19	(0.02)	0.92
Basic net income per share attributable to Delphi (4)	$0.72	$2.24	$1.43	$0.69	$5.08
Weighted average number of basic shares outstanding	290.90	287.77	282.97	279.29	285.20
Diluted net income (loss) per share:
Continuing operations (4)	$0.99	$1.21	$1.23	$0.70	$4.14
Discontinued operations (4)	(0.27)	1.02	0.19	(0.02)	0.92
Diluted net income per share attributable to Delphi (4)	$0.72	$2.23	$1.42	$0.68	$5.06
Weighted average number of diluted shares outstanding	291.81	288.85	284.40	281.64	286.64

2014
Net sales	$3,897	$4,062	$3,762	$3,778	$15,499
Cost of sales	3,164	3,262	3,041	3,004	12,471
Gross profit	$733	$800	$721	$774	$3,028
Operating income	$440	$462	$392	$464	$1,758
Income from continuing operations	326	379	313	362	1,380
Income from discontinued operations, net of tax	15	27	12	6	60
Net income (5)	$341	$406	$325	$368	$1,440
Net income attributable to Delphi	$320	$382	$305	$344	$1,351
Basic net income per share:
Continuing operations (4)	$1.02	$1.19	$1.00	$1.16	$4.36
Discontinued operations (4)	0.03	0.07	0.02	0.01	0.14
Basic net income per share attributable to Delphi (4)	$1.05	$1.26	$1.02	$1.17	$4.50
Weighted average number of basic shares outstanding	305.85	302.68	298.59	294.11	300.27
Diluted net income per share:
Continuing operations (4)	$1.01	$1.19	$1.00	$1.15	$4.34
Discontinued operations (4)	0.03	0.07	0.02	0.01	0.14
Diluted net income per share attributable to Delphi (4)	$1.04	$1.26	$1.02	$1.16	$4.48
Weighted average number of diluted shares outstanding	306.89	303.74	300.14	296.93	301.89

(1)	In the fourth quarter of 2015, Delphi recorded restructuring charges totaling $108 million, which includes employee-related and other costs.

(2)
In the first quarter of 2015, Delphi recognized an after-tax impairment loss of $88 million within discontinued operations, in the second quarter of 2015, Delphi recognized an after-tax gain on the divestiture of discontinued operations of $285 million and in the third quarter of 2015, Delphi recognized an after-tax gain on the divestiture of discontinued operations of $47 million.

(3)	In the first quarter of 2015, Delphi recognized a loss on extinguishment of debt of $52 million.

(4)	Due to the use of the weighted average shares outstanding for each quarter for computing earnings per share, the sum of the quarterly per share amounts may not equal the per share amount for the year.

(5)	In the first quarter of 2014, Delphi recognized a loss on extinguishment of debt of $34 million.

NOTE 25. DISCONTINUED OPERATIONS
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
On June 30, 2015 the Company closed the sale of its wholly owned Thermal Systems business to MAHLE GmbH ("MAHLE"). The Company received cash proceeds of approximately $670 million and recognized a gain on the divestiture within income from discontinued operations of $271 million (approximately $0.95 per diluted share), net of tax expense of $52 million, transaction costs of $10 million and $18 million of post-closing adjustments recorded in the fourth quarter of 2015 primarily related to settlement of working capital items and contingent liabilities. Consideration associated with the divestiture remains subject to further post-closing adjustments, primarily related to working capital. In conjunction with the sale, Delphi and MAHLE also entered into a transition services agreement under which Delphi will provide certain administrative and other services, as well as a supply agreement under which Delphi will supply certain products, primarily for a period of up to eighteen months following the closing of the transaction. Delphi recorded $8 million to other income (expense), net for the year ended December 31, 2015 for certain fees earned pursuant to the transition services agreement.
Delphi and MAHLE also entered into a separate letter of intent regarding the sale of Delphi's 50 percent interest in its Shanghai Delphi Automotive Air Conditioning ("SDAAC") joint venture, subject to customary regulatory and other approvals. Subsequently, one of Delphi's joint venture partners, Shanghai Aerospace Automobile Electromechanical Co., Ltd ("SAAE"), notified Delphi that it was exercising its right of first refusal to purchase Delphi's interest, and in October 2015, Delphi and SAAE entered into a definitive agreement for the sale of Delphi's SDAAC interest. The sale is expected to close in the first half of 2016, subject to customary regulatory and other approvals, and the Company expects to receive proceeds of approximately $100 million. The financial results of SDAAC, which are consolidated by Delphi, were historically reported as part of the Thermal Systems segment. Delphi's interest in this joint venture remains classified as held for sale as of December 31, 2015.
Additionally, on September 24, 2015 the Company closed the sale of its 50 percent interest in its Korea Delphi Automotive Systems Corporation ("KDAC") joint venture, which was accounted for under the equity method and was principally reported as part of the Thermal Systems segment, to the joint venture partner for net cash proceeds of $70 million. During the year ended December 31, 2015, the Company recorded a net loss of $41 million (approximately $0.14 per diluted share) on the KDAC divestiture within income from discontinued operations, which includes the $88 million impairment loss recorded in the first quarter of 2015, as further described below.
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

The Company determined that the assets and liabilities of the Thermal Systems segment met the held for sale criteria in accordance with FASB ASC 205, Presentation of Financial Statements as of March 31, 2015. Accordingly, the held for sale Thermal Systems assets and liabilities were reclassified in the consolidated balance sheet to assets held for sale or liabilities held for sale, respectively, as the sale of such assets and liabilities was expected within one year, and to current or long-term assets and liabilities held for sale, as appropriate, for prior periods. The Company ceased recording depreciation of the held for sale Thermal Systems assets in the first quarter of 2015. As described above, Delphi completed the sale of the wholly owned Thermal Systems business on June 30, 2015, and of its 50 percent interest in KDAC on September 24, 2015. The following table summarizes the carrying value of the major classes of assets and liabilities of discontinued operations:

	December 31, 2015	December 31, 2014

	(in millions)
Cash and cash equivalents	$44	$45
Accounts receivable, net	79	228
Inventories, net	17	91
Property, net	74	322
Investments in affiliates	—	130
Intangible assets, net	1	18
Other assets	8	61
Total assets of the discontinued operations classified as held for sale	$223	$895

Accounts payable	$97	$303
Accrued liabilities	27	53
Other liabilities	6	35
Total liabilities of the discontinued operations classified as held for sale	$130	$391
As of December 31, 2015 and December 31, 2014, there was $109 million and $118 million, respectively, of Noncontrolling interest attributable to the Company's partner in the SDAAC joint venture.
Assets and liabilities classified as held for sale were required to be recorded at the lower of carrying value or fair value less costs to sell. Accordingly, an after-tax impairment loss of $88 million was recorded in income from discontinued operations in the first quarter of 2015 based on the evaluation of the fair value of the Company's interest in KDAC in relation to its carrying value. As of March 31, 2015, the fair value of this interest was estimated to be approximately $32 million, determined primarily based on recent negotiations with a third party and based on a non-binding offer from that potential buyer at the time. As described above, the Company subsequently completed the sale of its interest in KDAC for net cash proceeds of $70 million. The Company's interest in KDAC is reported within investments in affiliates in the above table as of December 31, 2014.
The estimated fair value less costs to sell of the held for sale businesses exceeded their carrying value as of December 31, 2015, and therefore no adjustment to these long-lived assets was necessary. The divestiture of the businesses held for sale could result in a gain or loss on sale to the extent the ultimate selling price differs from the current carrying value of the net assets recorded.

A reconciliation of the major classes of line items constituting pre-tax profit or loss of discontinued operations to income from discontinued operations, net of tax as presented in the consolidated statements of operations is as follows:

	Year Ended December 31,
	2015	2014	2013
	(in millions)
Net sales	$914	$1,524	$1,412
Cost of sales	828	1,379	1,293
Selling, general and administrative	27	45	47
Amortization	1	7	7
Restructuring	3	4	8
Other income and expense items that are not major, net	—	1	—
Income from discontinued operations before income taxes and equity income	55	90	57
Income tax expense on discontinued operations	(10)	(27)	(16)
Equity (loss) income from discontinued operations, net of tax	(1)	(3)	19
Gain on divestiture of discontinued operations, net of tax	318	—	—
Impairment loss	(88)	—	—
Income from discontinued operations, net of tax	274	60	60
Income from discontinued operations attributable to noncontrolling interests	12	18	18
Net income from discontinued operations attributable to Delphi	$262	$42	$42
Income from discontinued operations before income taxes attributable to Delphi was $270 million, $65 million and $56 million for the years ended December 31, 2015, 2014 and 2013, respectively, which includes $2 million, $4 million and $2 million respectively, of income tax expense attributable to noncontrolling interests.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None

ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Management of the Company, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of December 31, 2015. As defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), disclosure controls and procedures are controls and procedures designed to provide reasonable assurance that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported on a timely basis, and that such information is accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company's disclosure controls and procedures include components of the Company's internal control over financial reporting. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of December 31, 2015.

Management's Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f), for the Company. Under the supervision of the Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of December 31, 2015 based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework (2013).” Due to the timing of the acquisition, the Company has excluded the acquired operations of HellermannTyton Group PLC ("HellermannTyton") from its assessment of the effectiveness of the Company's internal controls over financial reporting as HellermannTyton was acquired on December 18, 2015. HellermannTyton represented 19% of the Company's assets as of December 31, 2015 and less than 1% of net sales and net income for the year ended December 31, 2015. Based on that evaluation, management has concluded that the Company's internal control over financial reporting was effective as of December 31, 2015.
Ernst & Young LLP has issued an attestation report which is included herein as the Report of Independent Registered Public Accounting Firm under the section headed Financial Statements and Supplementary Data for the year ended December 31, 2015.

Changes in Internal Control over Financial Reporting
There were no material changes in the Company's internal control over financial reporting, identified in connection with management's evaluation of internal control over financial reporting, that occurred during the year ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. The Company is integrating HellermannTyton into the Company's operations, compliance programs and internal control processes. Specifically, as permitted by SEC rules and regulations, the Company has excluded HellermannTyton from management's evaluation of internal controls over financial reporting as of December 31, 2015.

ITEM 9B. OTHER INFORMATION
None

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
The information called for by Item 10, as to compliance with Section 16(a) of the Exchange Act, is incorporated by reference to the Company’s Definitive Proxy Statement to be filed with the SEC pursuant to Regulation 14A in connection with the Company’s 2016 Annual Meeting of Shareholders (the “Proxy Statement”) under the heading “Other Information—Section 16(a) Beneficial Ownership Reporting Compliance.” The information called for by Item 10, as to the audit committee and the audit committee financial expert, is incorporated by reference to the Company’s Proxy Statement under the headings “Board Practices” and “Board Committees.” The information called for by Item 10, as to executive officers, is set forth under Executive Officers of the Registrant in the Supplementary Item in Part I of this Annual Report on Form 10-K. The information called for by Item 10, as to directors, is incorporated by reference to the Company’s Proxy Statement under the headings “Election of Directors” and “Board Practices.”
The Company has adopted a code of ethics, the Code of Ethical Business Conduct, which applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, and all other employees and non-employee directors of the Company. The Code of Ethical Business Conduct is posted on the Company’s website (delphi.com). The Company intends to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of the code of ethics that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, by posting such information on the Company’s website, at the address specified above.
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
Information as of December 31, 2015 about the Company’s ordinary shares that may be issued under all of its equity compensation plans is set forth in Part II Item 5 of this Annual Report on Form 10-K.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information called for by Item 14 is incorporated by reference to the Company’s Proxy Statement under the heading “Independent Registered Public Accounting Firm’s Fees.”

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) The following documents are filed as part of this Form 10-K.
(1) Financial Statements:
(2) Financial Statement Schedule:
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

		Additions
	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Other Activity	Balance at End of Period
	(in millions)
December 31, 2015:
Allowance for doubtful accounts	$21	$11	$(7)	$1	$26
Tax valuation allowance (a)	$747	$192	$—	$(29)	$910
December 31, 2014:
Allowance for doubtful accounts (b)	$60	$10	$(5)	$(44)	$21
Tax valuation allowance (a)	$642	$187	$(15)	$(67)	$747
December 31, 2013:
Allowance for doubtful accounts	$61	$7	$(9)	$1	$60
Tax valuation allowance (a)	$502	$125	$(17)	$32	$642

(a)	Additions Charged to Costs and Expenses are primarily related to taxable losses for which the tax benefit has been reserved.

(b)	Other Activity primarily represents the reclassification of balances related to billing adjustments to accounts receivable.
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

2.2	Rule 2.7 Announcement, dated July 30, 2015 (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of the Company filed with the SEC on July 30, 2015)
2.3
Co-operation Agreement, dated as of July 30, 2015, by and among Delphi and HellermannTyton (incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K of the Company filed with the SEC on July 30, 2015)

3.1	Memorandum and Articles of Association(4)
4.1	Form of Ordinary Share Certificate(3)
4.2	Fourth Amended and Restated Limited Liability Partnership Agreement of Delphi Automotive LLP dated as of July 12, 2011(2)
4.3
Senior Notes Indenture, dated as of February 14, 2013, among Delphi Corporation, the guarantors named therein, Wilmington Trust, National Association, as Trustee, and Deutsche Bank Trust Company Americas, as Registrar, Paying Agent and Authenticating Agent (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of the Company filed with the SEC on February 14, 2013)

4.4
Supplemental Indenture, dated as of February 14, 2013, among Delphi Corporation, the guarantors named therein, Wilmington Trust, National Association, as Trustee, and Deutsche Bank Trust Company Americas, as Registrar, Paying Agent and Authenticating Agent (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K of the Company filed with the SEC on February 14, 2013)

4.5
Second Supplemental Indenture, dated as of March 3, 2014, among Delphi Corporation, the Guarantors named therein, Wilmington Trust, National Association, as Trustee, and Deutsche Bank Trust Company Americas, as Registrar, Paying Agent and Authenticating Agent (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K of the Company filed with the SEC on March 3, 2014)

4.6
Senior Notes Indenture, dated as of March 10, 2015, among Delphi Automotive PLC, Wilmington Trust, National Association, as Trustee and Deutsche Bank Trust Company Americas, as Registrar, Paying Agent and Authenticating Agent (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of the Company filed with the SEC on March 10, 2015)

4.7
First Supplemental Indenture, dated as of March 10, 2015, among Delphi Automotive PLC, the guarantors named therein, Wilmington Trust, National Association, as Trustee and Deutsche Bank Trust Company Americas, as Registrar, Paying Agent and Authenticating Agent (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K of the Company filed with the SEC on March 10, 2015)

4.8
Second Supplemental Indenture, dated as of November 19, 2015, among Delphi Automotive PLC, the guarantors named therein, Wilmington Trust, National Association, as Trustee and Deutsche Bank Trust Company Americas, as Registrar, Paying Agent and Authenticating Agent (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K of the Company filed with the SEC on November 19, 2015)

10.1
Restatement Agreement to Amended and Restated Credit Agreement dated as of March 1, 2013, among Delphi Corporation, Delphi Automotive PLC, Delphi Automotive LLP, Delphi Automotive Holdings US Limited, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company filed with the SEC on March 1, 2013)

10.2
Amendment No. 2 To Amended and Restated Credit Agreement dated as of August 7, 2015, among Delphi Corporation, Delphi Automotive PLC, Delphi Automotive LLP, Delphi Automotive Holdings US Limited, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto(14)

10.3	Delphi Corporation Supplemental Executive Retirement Program(1)+
10.4	Delphi Corporation Salaried Retirement Equalization Savings Program(1)+
10.5	Delphi Automotive PLC Long Term Incentive Plan(3)+
10.6	Offer letter for Jeffrey J. Owens, dated October 2, 2009(8)+
10.7	Offer letter for James A. Spencer, dated October 2, 2009(1)+
10.8	Offer letter for Kevin P. Clark, dated June 10, 2010(1)+
10.9	Offer letter for Majdi B. Abulaban, dated October 2, 2009(10)+
10.10	Offer letter for Mark J. Murphy, dated September 3, 2014 (11)+
10.11	Offer letter for Jugal K. Vijayvargiya, dated October 2, 2009+*
10.12	Employment Agreement, dated February 14, 2014, as amended by the Addendum to the Employment Agreement, dated February 19, 2015, between the Company and Liam Butterworth+*
10.13	Form of Officer RSU Award Agreement pursuant to Delphi Automotive PLC Long Term Incentive Plan(5)+
10.14	CEO RSU Award Agreement pursuant to Delphi Automotive PLC Long Term Incentive Plan(5)+
10.15	Form of Officer RSU Award Agreement (including Continuity Incentive RSU Award) pursuant to Delphi Automotive PLC Long Term Incentive Plan(5)+

10.16	Form of Non-Employee Director RSU Award Agreement pursuant to Delphi Automotive PLC Long Term Incentive Plan, as amended(6)+
10.17	Letter Agreement, dated October 29, 2012, between the Company and Kevin P. Clark(7)+
10.18	Form of Officer RSU Award Agreement pursuant to the Delphi Automotive PLC Long Term Incentive Plan(9)+
10.19	Form of CEO RSU Award Agreement pursuant to the Delphi Automotive PLC Long Term Incentive Plan(9)+
10.20	Form of Officer RSU Award Agreement (including Continuity Incentive RSU Award) pursuant to the Delphi Automotive PLC Long Term Incentive Plan(9)+
10.21	Delphi Automotive PLC Annual Incentive Plan (as Amended and Restated Effective December 10, 2014)(12)+
10.22	Delphi Automotive PLC Long-Term Incentive Plan, as amended and restated (incorporated by reference to the Company's Proxy Statement dated March 9, 2015)+
10.23	Form of Transition and Advisory Services Award pursuant to the Delphi Automotive PLC Long-Term Incentive Plan, as amended and restated(13)+
10.24	Form of Officer Performance-Based RSU Award pursuant to the Delphi Automotive PLC Long-Term Incentive Plan, as amended and restated(13)+
10.25	Form of Officer Time-Based RSU Award pursuant to the Delphi Automotive PLC Long-Term Incentive Plan, as amended and restated(13)+
10.26	Form of Continuity Performance-Based RSU Award pursuant to the Delphi Automotive PLC Long-Term Incentive Plan, as amended and restated(13)+
10.27	Form of Continuity Time-Based RSU Award pursuant to the Delphi Automotive PLC Long-Term Incentive Plan, as amended and restated(13)+
10.28	Delphi Automotive PLC Leadership Incentive Plan, as amended and restated effective April 23, 2015 (incorporated by reference to the Company's Proxy Statement dated March 9, 2015)+
12.1	Computation of Ratio of Earnings to Fixed Charges*
21.1	Subsidiaries of the Registrant*
23.1	Consent of Ernst & Young LLP*
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer*
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
Exhibit Number	Description
101.INS	XBRL Instance Document#
101.SCH	XBRL Taxonomy Extension Schema Document#
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document#
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document#
101.LAB	XBRL Taxonomy Extension Label Linkbase Document#
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document#
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
(12) Filed with Form 10-K for the year ended December 31, 2014 on February 9, 2015 and incorporated herein by reference.
(13) Filed with Form 10-Q for the period ended March 31, 2015 on April 30, 2015 and incorporated herein by reference.
(14) Filed with Form 10-Q for the period ended September 30, 2015 on October 29, 2015 and incorporated herein by reference.
# Filed electronically with the Report.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DELPHI AUTOMOTIVE PLC

/s/ Mark J. Murphy
By: Mark J. Murphy
Chief Financial Officer and
Executive Vice President
Dated: February 8, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below as of February 8, 2016, by the following persons on behalf of the registrant and in the capacities indicated:

Signature	Title

/s/ Kevin P. Clark	President, Chief Executive Officer & Director (Principal Executive Officer)
Kevin P. Clark

/s/ Mark J. Murphy	Chief Financial Officer and Executive Vice President (Principal Financial Officer)
Mark J. Murphy

/s/ Allan J. Brazier	Vice President and Chief Accounting Officer (Principal Accounting Officer)
Allan J. Brazier

/s/ Rajiv L. Gupta	Chairman of the Board of Directors
Rajiv L. Gupta

/s/ Joseph S. Cantie	Director
Joseph S. Cantie

/s/ Gary L. Cowger	Director
Gary L. Cowger

/s/ Nicholas M. Donofrio	Director
Nicholas M. Donofrio

/s/ Mark P. Frissora	Director
Mark P. Frissora

/s/ J. Randall MacDonald	Director
J. Randall MacDonald

/s/ Sean O. Mahoney	Director
Sean O. Mahoney

/s/ Timothy M. Manganello	Director
Timothy M. Manganello

/s/ Bethany J. Mayer	Director
Bethany J. Mayer

/s/ Thomas W. Sidlik	Director
Thomas W. Sidlik

/s/ Bernd Wiedemann	Director
Bernd Wiedemann

/s/ Lawrence A. Zimmerman	Director
Lawrence A. Zimmerman