Form 10-Q
period 2016-03-31
Delphi Automotive PLC
filed 2016-05-04
CIK 1521332

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________________________________________________
FORM 10-Q
__________________________________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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
The number of the registrant’s ordinary shares outstanding, $0.01 par value per share as of April 29, 2016, was 272,977,046.

DELPHI AUTOMOTIVE PLC

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
DELPHI AUTOMOTIVE PLC
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended March 31,
	2016	2015

	(in millions, except per share amounts)
Net sales	$4,051	$3,797
Operating expenses:
Cost of sales	3,265	3,056
Selling, general and administrative	277	255
Amortization	33	24
Restructuring (Note 7)	35	16
Total operating expenses	3,610	3,351
Operating income	441	446
Interest expense	(41)	(32)
Other income (expense), net (Note 16)	4	(54)
Income from continuing operations before income taxes and equity income	404	360
Income tax expense	(75)	(61)
Income from continuing operations before equity income	329	299
Equity income, net of tax	6	5
Income from continuing operations	335	304
Income (loss) from discontinued operations, net of tax (Note 21)	108	(75)
Net income	443	229
Net income attributable to noncontrolling interest	18	20
Net income attributable to Delphi	$425	$209

Amounts attributable to Delphi:
Income from continuing operations	$320	$288
Income (loss) from discontinued operations	105	(79)
Net income	$425	$209

Basic net income (loss) per share:
Continuing operations	$1.16	$0.99
Discontinued operations	0.38	(0.27)
Basic net income per share attributable to Delphi	$1.54	$0.72
Weighted average number of basic shares outstanding	276.62	290.90

Diluted net income (loss) per share:
Continuing operations	$1.15	$0.99
Discontinued operations	0.38	(0.27)
Diluted net income per share attributable to Delphi	$1.53	$0.72
Weighted average number of diluted shares outstanding	277.04	291.81

Cash dividends declared per share	$0.29	$0.25
See notes to consolidated financial statements.

DELPHI AUTOMOTIVE PLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended March 31,
	2016	2015

	(in millions)
Net income	$443	$229
Other comprehensive income (loss):
Currency translation adjustments	37	(234)
Net change in unrecognized gain (loss) on derivative instruments, net of tax (Note 14)	23	(4)
Employee benefit plans adjustment, net of tax	5	27
Other comprehensive income (loss)	65	(211)
Comprehensive income	508	18
Comprehensive income attributable to noncontrolling interests	19	18
Comprehensive income attributable to Delphi	$489	$—
See notes to consolidated financial statements.

DELPHI AUTOMOTIVE PLC
CONSOLIDATED BALANCE SHEETS

	March 31, 2016	December 31, 2015
	(Unaudited)

	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$463	$535
Restricted cash	1	1
Accounts receivable, net	2,934	2,750
Inventories (Note 3)	1,287	1,181
Other current assets (Note 4)	397	431
Current assets held for sale (Note 21)	—	223
Total current assets	5,082	5,121
Long-term assets:
Property, net	3,446	3,377
Investments in affiliates	100	94
Intangible assets, net (Note 2)	1,385	1,383
Goodwill (Note 2)	1,578	1,539
Other long-term assets (Note 4)	480	459
Total long-term assets	6,989	6,852
Total assets	$12,071	$11,973
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt (Note 8)	$368	$52
Accounts payable	2,514	2,541
Accrued liabilities (Note 5)	1,179	1,204
Current liabilities held for sale (Note 21)	—	130
Total current liabilities	4,061	3,927
Long-term liabilities:
Long-term debt (Note 8)	3,985	3,956
Pension benefit obligations	849	854
Other long-term liabilities (Note 5)	532	503
Total long-term liabilities	5,366	5,313
Total liabilities	9,427	9,240
Commitments and contingencies (Note 10)
Shareholders’ equity:
Preferred shares, $0.01 par value per share, 50,000,000 shares authorized, none issued and outstanding	—	—
Ordinary shares, $0.01 par value per share, 1,200,000,000 shares authorized, 273,635,651 and 278,208,470 issued and outstanding as of March 31, 2016 and December 31, 2015, respectively	3	3
Additional paid-in-capital	1,602	1,653
Retained earnings	1,629	1,627
Accumulated other comprehensive loss (Note 13)	(969)	(1,033)
Total Delphi shareholders’ equity	2,265	2,250
Noncontrolling interest	379	483
Total shareholders’ equity	2,644	2,733
Total liabilities and shareholders’ equity	$12,071	$11,973
See notes to consolidated financial statements.

DELPHI AUTOMOTIVE PLC
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
	2016	2015

	(in millions)
Cash flows from operating activities:
Net income	$443	$229
Income (loss) from discontinued operations, net of tax	108	(75)
Income from continuing operations	335	304
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	129	104
Amortization	33	24
Amortization of deferred debt issuance costs	3	2
Restructuring expense, net of cash paid	5	(24)
Deferred income taxes	3	(1)
Pension and other postretirement benefit expenses	15	20
Income from equity method investments, net of dividends received	(6)	(5)
Loss on extinguishment of debt	—	52
Gain on sale of assets	1	1
Share-based compensation	17	13
Changes in operating assets and liabilities:
Accounts receivable, net	(178)	(277)
Inventories	(105)	(68)
Other assets	(4)	43
Accounts payable	80	105
Accrued and other long-term liabilities	(41)	(120)
Other, net	—	(33)
Pension contributions	(19)	(19)
Net cash provided by operating activities from continuing operations	268	121
Net cash provided by operating activities from discontinued operations	—	14
Net cash provided by operating activities	268	135
Cash flows from investing activities:
Capital expenditures	(240)	(213)
Proceeds from sale of property / investments	1	—
Net proceeds from divestiture of discontinued operations	52	—
Cost of business acquisitions, net of cash acquired	(15)	—
Cost of technology investments	(3)	—
Settlement of derivatives	(15)	—
Net cash used in investing activities from continuing operations	(220)	(213)
Net cash used in investing activities from discontinued operations	(4)	(37)
Net cash used in investing activities	(224)	(250)
Cash flows from financing activities:
Net proceeds under other short-term debt agreements	321	10
Repayment of senior notes	—	(546)
Proceeds from issuance of senior notes, net of issuance costs	—	753
Dividend payments of consolidated affiliates to minority shareholders	(12)	(13)
Repurchase of ordinary shares	(358)	(240)
Distribution of cash dividends	(80)	(73)
Taxes withheld and paid on employees' restricted share awards	(37)	(58)
Net cash used in financing activities	(166)	(167)
Effect of exchange rate fluctuations on cash and cash equivalents	6	(21)
Decrease in cash and cash equivalents	(116)	(303)
Cash and cash equivalents at beginning of the period	579	904
Cash and cash equivalents at end of the period	$463	$601
Cash and cash equivalents of discontinued operations	$—	$43
Cash and cash equivalents of continuing operations	$463	$558
See notes to consolidated financial statements.

DELPHI AUTOMOTIVE PLC
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (Unaudited)

	Ordinary Shares
	Number of Shares	Amount	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Delphi Shareholders’ Equity	Noncontrolling Interest	Total Shareholders’ Equity

	(in millions)
Balance at January 1, 2016	278	$3	$1,653	$1,627	$(1,033)	$2,250	$483	$2,733
Net income	—	—	—	425	—	425	18	443
Other comprehensive income	—	—	—	—	64	64	1	65
Dividends on ordinary shares	—	—	3	(83)	—	(80)	—	(80)
Dividend payments of consolidated affiliates to minority shareholders	—	—	—	—	—	—	(22)	(22)
Taxes withheld on employees' restricted share award vestings	—	—	(41)	—	—	(41)	—	(41)
Repurchase of ordinary shares	(6)	—	(30)	(340)	—	(370)	—	(370)
Divestiture of business	—	—	—	—	—	—	(101)	(101)
Share-based compensation	2	—	17	—	—	17	—	17
Balance at March 31, 2016	274	$3	$1,602	$1,629	$(969)	$2,265	$379	$2,644
See notes to consolidated financial statements.

DELPHI AUTOMOTIVE PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
1. GENERAL
General and basis of presentation—“Delphi,” the “Company,” “we,” “us” and “our” refer to Delphi Automotive PLC, a public limited company which was formed under the laws of Jersey on May 19, 2011, together with its subsidiaries, including Delphi Automotive LLP, a limited liability partnership incorporated under the laws of England and Wales which was formed on August 19, 2009 for the purpose of acquiring certain assets of the former Delphi Corporation (the "Acquisition"), and became a subsidiary of Delphi Automotive PLC in connection with the completion of the Company’s initial public offering on November 22, 2011. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The consolidated financial statements and notes thereto included in this report should be read in conjunction with Delphi's 2015 Annual Report on Form 10-K.
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
Investments in affiliates accounted for under the cost method totaled $26 million and $23 million as of March 31, 2016 and December 31, 2015, respectively, and are classified within other long-term assets in the consolidated balance sheet.
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
Intangible assets—Intangible assets were $1,385 million and $1,383 million as of March 31, 2016 and December 31, 2015, respectively. Delphi amortizes definite-lived intangible assets over their estimated useful lives. Delphi has definite-lived intangible assets related to patents and developed technology, customer relationships and trade names. Indefinite-lived in-process research and development intangible assets are not amortized, but are tested for impairment annually, or more frequently when indicators of potential impairment exist, until the completion or abandonment of the associated research and development efforts. The Company also has intangible assets related to acquired trade names that are classified as indefinite-lived when there are no foreseeable limits on the periods of time over which they are expected to contribute cash flows. These indefinite-lived trade name assets are tested for impairment annually, or more frequently when indicators of potential impairment exist. Costs to renew or extend the term of acquired intangible assets are recognized as expense as incurred. Amortization expense was $33 million and $24 million for the three months ended March 31, 2016 and 2015, respectively.
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
The impairment test involves first qualitatively assessing goodwill for impairment. If the qualitative assessment is not met the Company then performs a quantitative assessment by first comparing the estimated fair value of each reporting unit to its carrying value, including goodwill. Fair value reflects the price a market participant would be willing to pay in a potential sale of the reporting unit. If the fair value exceeds carrying value, then we conclude that no goodwill impairment has occurred. If the carrying value of the reporting unit exceeds its estimated fair value, a second step is required to measure possible goodwill impairment loss. The second step includes hypothetically valuing the tangible and intangible assets and liabilities of the reporting unit as if the reporting unit had been acquired in a business combination. Then, the implied fair value of the reporting unit's goodwill is compared to the carrying value of that goodwill. If the carrying value of the reporting unit's goodwill exceeds the implied fair value of the goodwill, the Company recognizes an impairment loss in an amount equal to the excess, not to exceed the carrying value. There were no indicators of potential goodwill impairment during the three months ended March 31, 2016. Goodwill was $1,578 million and $1,539 million as of March 31, 2016 and December 31, 2015, respectively.
Warranty and product recalls—Expected warranty costs for products sold are recognized at the time of sale of the product based on an estimate of the amount that eventually will be required to settle such obligations. These accruals are based on factors such as past experience, production changes, industry developments and various other considerations. Costs of product recalls, which may include the cost of the product being replaced as well as the customer’s cost of the recall, including labor to remove and replace the recalled part, are accrued as part of our warranty accrual at the time an obligation becomes probable and can be reasonably estimated. These estimates are adjusted from time to time based on facts and circumstances that impact the status of existing claims. Refer to Note 6. Warranty Obligations for additional information.
Discontinued operations—The Company reports financial results for discontinued operations separately from continuing operations to distinguish the financial impact of disposal transactions from ongoing operations. Discontinued operations reporting occurs only when the disposal of a component or a group of components of the Company represents a strategic shift that will have a major effect on the Company's operations and financial results. During the year ended December 31, 2015, Delphi completed the divestitures of the Company's wholly owned Thermal Systems business and the

Company's interest in its KDAC joint venture. During the three months ended March 31, 2016, Delphi completed the divestiture of its interest in its Shanghai Delphi Automotive Air Conditioning ("SDAAC") joint venture. Delphi's interests in these joint ventures were previously reported within the Thermal Systems segment. Accordingly, the assets and liabilities, operating results and operating and investing cash flows for the previously reported Thermal Systems segment are presented as discontinued operations separate from the Company’s continuing operations and segment results for all periods presented in these consolidated financial statements and the notes to the consolidated financial statements, unless otherwise noted. Refer to Note 21. Discontinued Operations for further information regarding the Company's discontinued operations.
Income taxes—Deferred tax assets and liabilities reflect temporary differences between the amount of assets and liabilities for financial and tax reporting purposes. Such amounts are adjusted, as appropriate, to reflect changes in tax rates expected to be in effect when the temporary differences reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in earnings in the period that includes the enactment date. A valuation allowance is recorded to reduce deferred tax assets to the amount that is more likely than not to be realized. In the event the Company determines it is more likely than not that the deferred tax assets will not be realized in the future, the valuation adjustment to the deferred tax assets will be charged to earnings in the period in which the Company makes such a determination. In determining the provision for income taxes for financial statement purposes, the Company makes certain estimates and judgments which affect its evaluation of the carrying value of its deferred tax assets, as well as its calculation of certain tax liabilities. Refer to Note 11. Income Taxes for additional information.
Restructuring—Delphi continually evaluates alternatives to align the business with the changing needs of its customers and to lower operating costs. This includes the realignment of its existing manufacturing capacity, facility closures, or similar actions, either in the normal course of business or pursuant to significant restructuring programs. These actions may result in employees receiving voluntary or involuntary employee termination benefits, which are mainly pursuant to union or other contractual agreements. Voluntary termination benefits are accrued when an employee accepts the related offer. Involuntary termination benefits are accrued upon the commitment to a termination plan and the benefit arrangement is communicated to affected employees, or when liabilities are determined to be probable and estimable, depending on the existence of a substantive plan for severance or termination. Contract termination costs are recorded when contracts are terminated or when Delphi ceases to use the leased facility and no longer derives economic benefit from the contract. All other exit costs are expensed as incurred. Refer to Note 7. Restructuring for additional information.
Customer concentrations—As reflected in the table below, combined net sales from continuing operations to General Motors Company ("GM") and Volkswagen Group ("VW"), Delphi's two largest customers, totaled approximately 21% and 22% of our total net sales for the three months ended March 31, 2016, and 2015 respectively.

	Percentage of Total Net Sales		Accounts and Other Receivables
	Three Months Ended March 31,		March 31, 2016	December 31, 2015
	2016	2015

			(in millions)
GM	13%	14%	$375	$289
VW	8%	8%	194	186
Recently adopted accounting pronouncements—In April 2015, the FASB issued Accounting Standards Update ("ASU") ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. This guidance requires that debt issuance costs be presented as a direct reduction to the carrying amount of the related debt in the balance sheet rather than as a deferred charge, consistent with the presentation of discounts on debt. ASU 2015-15, Interest - Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs associated with Line-of-Credit Arrangements, was issued in August 2015 to clarify that the U.S. Securities and Exchange Commission ("SEC") staff would not object to an entity deferring and presenting debt issuance costs related to a line-of-credit arrangement as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The guidance is effective for fiscal years beginning after December 15, 2015, and is to be applied retrospectively. As permitted, the Company elected to early adopt this guidance effective December 31, 2015, and has classified $27 million and $28 million as of March 31, 2016 and December 31, 2015, respectively, of deferred debt issuance costs associated with term debt within long-term debt in the consolidated balance sheet. Deferred issuance costs associated with the Company’s Revolving Credit Facility of $10 million and $12 million as of March 31, 2016 and December 31, 2015, respectively, remain classified within other long-term assets. Refer to Note 8. Debt for further information.
In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. This guidance requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined, including that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any. The guidance is effective for interim and annual periods beginning after December 15, 2015, and is to be applied prospectively to adjustments to provisional amounts that occur after the effective date, with earlier application permitted for financial statements that have not yet been made available for issuance. Delphi adopted this guidance effective January 1, 2016, and has applied it to adjustments to provisional amounts resulting from business combinations for which the accounting was incomplete as of December 31, 2015. The adoption of this guidance did not have a significant impact on Delphi's financial statements. Refer to Note 17. Acquisitions and Divestitures for further information.
In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. This guidance requires entities to classify deferred tax liabilities and assets as noncurrent in a classified statement of financial position. The guidance is effective for interim and annual periods beginning after December 15, 2016, and may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. As permitted, the Company elected to early adopt this guidance effective December 31, 2015, and applied the guidance prospectively. The adoption of this guidance did not have a significant impact on Delphi's financial statements, other than the classification of deferred tax liabilities and assets as long-term in accordance with the new presentation requirements.
Recently issued accounting pronouncements not yet adopted—In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. This ASU supersedes most of the existing guidance on revenue recognition in Accounting Standards Codification ("ASC") Topic 605, Revenue Recognition and establishes a broad principle that would require an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this principle, an entity identifies the contract with a customer, identifies the separate performance obligations in the contract, determines the transaction price, allocates the transaction price to the separate performance obligations and recognizes revenue when each separate performance obligation is satisfied. The FASB has subsequently issued additional ASUs to clarify certain elements of the new revenue recognition guidance. The guidance is currently effective for fiscal years beginning after December 15, 2017 and is to be applied retrospectively at the entity's election either to each prior reporting period presented or with the cumulative effect of application recognized at the date of initial application. Early adoption is permitted for fiscal years beginning after December 15, 2016. The Company is currently evaluating the impact that the adoption of this guidance will have on its consolidated financial statements.
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
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). Under this guidance, lessees will be required to recognize on the balance sheet a lease liability and a right-of-use asset for all leases, with the exception of short-term leases. The lease liability represents the lessee‘s obligation to make lease payments arising from a lease, and will be measured as the present value of the lease payments. The right-of-use asset represents the lessee’s right to use a specified asset for the lease term, and will be measured at the lease liability amount, adjusted for lease prepayment, lease incentives received and the lessee’s initial direct costs. The standard also requires a lessee to recognize a single lease cost allocated over the lease term, generally on a straight-line basis. The new guidance is effective for fiscal years beginning after December 15, 2018. ASU 2016-02 is required to be applied using the modified retrospective approach for all leases existing as of the effective date and provides for certain practical expedients. Early adoption is permitted. The Company is currently evaluating the effects that the adoption of ASU 2016-02 will have on the Company’s consolidated financial statements, and anticipates the new guidance will significantly impact its consolidated financial statements given the Company has a significant number of leases.

In March 2016, the FASB issued ASU 2016-05, Derivatives and Hedging (Topic 815): Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships and ASU 2016-06, Derivatives and Hedging (Topic 815): Contingent Put and Call Options in Debt Instruments. ASU 2016-05 clarifies that a change in the counterparty to a derivative instrument that has been designated as a hedging instrument does not, in and of itself, require dedesignation of that hedging relationship provided that all other hedge accounting criteria continue to be met. ASU 2016-06 also clarifies the steps required to determine bifurcation of an embedded derivative. The new guidance is effective for fiscal years beginning after December 15, 2016. Early adoption is permitted. The adoption of this guidance is not expected to have a significant impact on Delphi's financial statements.
In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This guidance contains multiple updates related to the accounting and financial statement presentation of share-based payment transactions. Under the new guidance, excess tax benefits will be recognized as income tax expense in the period in which the awards vest, as opposed to being recognized in additional paid-in capital when the deduction reduces taxes payable. Excess tax benefits will be classified as an operating activity within the statement of cash flows, as opposed to a financing activity. The new guidance also clarifies that cash paid by an employer when withholding shares for tax withholding purposes should be classified as a financing activity, and also permits an accounting policy election for accruing compensation cost to either estimate the number of awards that are expected to vest, similar to current U.S. GAAP, or account for forfeitures when they occur. The new guidance is effective for fiscal years beginning after December 15, 2016. Amendments related to the timing of when excess tax benefits are recognized, minimum statutory withholding requirements, and forfeitures are to be applied using a modified retrospective approach. Amendments related to the statement of cash flows presentation for withholding taxes paid are to be applied retrospectively. Early adoption is permitted. The Company is currently evaluating the effects that the adoption of ASU 2016-09 will have on the Company’s consolidated financial statements.

3. INVENTORIES
Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or market, including direct material costs and direct and indirect manufacturing costs. A summary of inventories is shown below:

	March 31, 2016	December 31, 2015

	(in millions)
Productive material	$696	$634
Work-in-process	110	98
Finished goods	481	449
Total	$1,287	$1,181

4. ASSETS
Other current assets consisted of the following:

	March 31, 2016	December 31, 2015

	(in millions)
Value added tax receivable	$181	$198
Prepaid insurance and other expenses	69	78
Reimbursable engineering costs	62	55
Notes receivable	27	25
Income and other taxes receivable	50	44
Deposits to vendors	8	8
Other	—	23
Total	$397	$431

Other long-term assets consisted of the following:

	March 31, 2016	December 31, 2015

	(in millions)
Deferred income taxes	$240	$238
Unamortized Revolving Credit Facility debt issuance costs (Note 8)	10	12
Income and other taxes receivable	71	54
Reimbursable engineering costs	39	43
Value added tax receivable	25	24
Cost method investments	26	23
Other	69	65
Total	$480	$459

5. LIABILITIES
Accrued liabilities consisted of the following:

	March 31, 2016	December 31, 2015

	(in millions)
Payroll-related obligations	$247	$221
Employee benefits, including current pension obligations	57	90
Income and other taxes payable	223	222
Warranty obligations (Note 6)	55	69
Restructuring (Note 7)	98	85
Customer deposits	31	36
Derivative financial instruments (Note 14)	89	108
Accrued interest	26	39
Other	353	334
Total	$1,179	$1,204
Other long-term liabilities consisted of the following:

	March 31, 2016	December 31, 2015

	(in millions)
Environmental (Note 10)	$5	$3
Extended disability benefits	8	8
Warranty obligations (Note 6)	67	62
Restructuring (Note 7)	42	46
Payroll-related obligations	9	9
Accrued income taxes	50	31
Deferred income taxes	267	252
Derivative financial instruments (Note 14)	12	21
Other	72	71
Total	$532	$503

6. WARRANTY OBLIGATIONS
Expected warranty costs for products sold are recognized principally at the time of sale of the product based on an estimate of the amount that eventually will be required to settle such obligations. These accruals are based on factors such as past experience, production changes, industry developments and various other considerations. The estimated costs related to product recalls based on a formal campaign soliciting return of that product are accrued at the time an obligation becomes probable and can be reasonably estimated. These estimates are adjusted from time to time based on facts and circumstances that impact the status of existing claims. Delphi has recognized its best estimate for its total aggregate warranty reserves, including product recall costs, across all of its operating segments as of March 31, 2016. The estimated reasonably possible amount to ultimately resolve all matters are not materially different from the recorded reserves as of March 31, 2016.
The table below summarizes the activity in the product warranty liability for the three months ended March 31, 2016:

Warranty Obligations

(in millions)
Accrual balance at beginning of period	$131
Provision for estimated warranties incurred during the period	12
Changes in estimate for pre-existing warranties	6
Settlements made during the period (in cash or in kind)	(29)
Foreign currency translation and other	2
Accrual balance at end of period	$122

7. RESTRUCTURING
Delphi’s restructuring activities are undertaken as necessary to implement management’s strategy, streamline operations, take advantage of available capacity and resources, and ultimately achieve net cost reductions. These activities generally relate to the realignment of existing manufacturing capacity and closure of facilities and other exit or disposal activities, as they relate to executing Delphi’s strategy, either in the normal course of business or pursuant to significant restructuring programs.
As part of Delphi's continued efforts to optimize its cost structure, it has undertaken several restructuring programs which include workforce reductions as well as plant closures. The Company recorded employee-related and other restructuring charges related to these programs totaling approximately $35 million and $16 million during the three months ended March 31, 2016 and 2015, respectively. These charges were primarily related to Delphi's on-going restructuring programs focused on the continued rotation of our manufacturing footprint to low cost locations in Europe, and to align manufacturing capacity with the current automotive production levels in South America.
Additionally, the Company recorded $0 million and $1 million of restructuring costs within discontinued operations related to the Thermal Systems business during the three months ended March 31, 2016 and 2015, respectively.
Restructuring charges for employee separation and termination benefits are paid either over the severance period or in a lump sum in accordance with either statutory requirements or individual agreements. Delphi incurred cash expenditures related to its restructuring programs of approximately $30 million and $40 million in the three months ended March 31, 2016 and 2015, respectively.
The following table summarizes the restructuring charges recorded for the three months ended March 31, 2016 and 2015 by operating segment:

	Three Months Ended March 31,
	2016	2015

	(in millions)
Electrical/Electronic Architecture	$18	$4
Powertrain Systems	9	6
Electronics and Safety	8	6
Total	$35	$16

The table below summarizes the activity in the restructuring liability for the three months ended March 31, 2016:

	Employee Termination Benefits Liability	Other Exit Costs Liability	Total

	(in millions)
Accrual balance at January 1, 2016	$129	$2	$131
Provision for estimated expenses incurred during the period	34	1	35
Payments made during the period	(30)	—	(30)
Foreign currency and other	4	—	4
Accrual balance at March 31, 2016	$137	$3	$140

8. DEBT
The following is a summary of debt outstanding, net of unamortized issuance costs and discounts, as of March 31, 2016 and December 31, 2015, respectively:

	March 31, 2016	December 31, 2015

	(in millions)
Accounts receivable factoring	$315	$—
3.15%, senior notes, due 2020 (net of $4 and $4 unamortized issuance costs and $1 and $1 discount, respectively)	645	645
5.00%, senior notes, due 2023 (net of $8 and $9 unamortized issuance costs, respectively)	792	791
4.15%, senior notes, due 2024 (net of $5 and $5 unamortized issuance costs and $2 and $2 discount, respectively)	693	693
1.50%, Euro-denominated senior notes, due 2025 (net of $5 and $5 unamortized issuance costs and $3 and $3 discount, respectively)	782	757
4.25%, senior notes, due 2026 (net of $4 and $4 unamortized issuance costs, respectively)	646	646
Tranche A Term Loan, due 2018 (net of $1 and $1 unamortized issuance costs, respectively)	399	399
Capital leases and other	81	77
Total debt	4,353	4,008
Less: current portion	(368)	(52)
Long-term debt	$3,985	$3,956
Credit Agreement
Delphi Corporation (the "Issuer") entered into a credit agreement (the "Credit Agreement") with JPMorgan Chase Bank, N.A., as lead arranger and administrative agent (the "Administrative Agent"), under which it maintains senior secured credit facilities currently consisting of a term loan (the “Tranche A Term Loan”) and a revolving credit facility of $1.5 billion (the “Revolving Credit Facility”). The Credit Agreement was entered into in March 2011 and has been subsequently amended and restated on several occasions. The Tranche A Term Loan and the Revolving Credit Facility mature on March 1, 2018. The Credit Agreement also includes an accordion feature that permits the Issuer to increase, from time to time, the aggregate borrowing capacity under the Credit Agreement by up to an additional $1 billion (or a greater amount based upon a formula set forth in the Credit Agreement) upon the Issuer's request, the agreement of the lenders participating in the increase, and the approval of the Administrative Agent and existing lenders.
As of March 31, 2016, there were no amounts drawn on the Revolving Credit Facility and approximately $7 million in letters of credit issued under the Credit Agreement. Letters of credit issued under the Credit Agreement reduce availability under the Revolving Credit Facility.
Loans under the Credit Agreement bear interest, at the Issuer's option, at either (a) the Administrative Agent’s Alternate Base Rate (“ABR” as defined in the Credit Agreement) or (b) the London Interbank Offered Rate (the “Adjusted LIBO Rate” as defined in the Credit Agreement) (“LIBOR”) plus in either case a percentage per annum as set forth in the table below (the “Applicable Rate”). The Applicable Rates under the Credit Agreement on the specified dates are set forth below:

	March 31, 2016		December 31, 2015
	LIBOR plus	ABR plus	LIBOR plus	ABR plus
Revolving Credit Facility	1.00%	0.00%	1.00%	0.00%
Tranche A Term Loan	1.00%	0.00%	1.00%	0.00%
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
The interest rate period with respect to LIBOR interest rate options can be set at one-, two-, three-, or six-months as selected by the Issuer in accordance with the terms of the Credit Agreement (or other period as may be agreed by the applicable lenders), but payable no less than quarterly. The Issuer may elect to change the selected interest rate in accordance with the provisions of the Credit Agreement. As of March 31, 2016, the Issuer selected the one-month LIBOR interest rate option on the Tranche A Term Loan, and the rate effective as of March 31, 2016, as detailed in the table below, was based on the Issuer's current credit rating and the Applicable Rate for the Credit Agreement:

		Borrowings as of
		March 31, 2016	Rate effective as of
	Applicable Rate	(in millions)	March 31, 2016
Tranche A Term Loan	LIBOR plus 1.00%	$400	1.50%
All principal payment obligations with respect to the Tranche A Term Loan have been satisfied through March 1, 2018. Borrowings under the Credit Agreement are prepayable at the Issuer's option without premium or penalty. The Credit Agreement also contains certain mandatory prepayment provisions in the event the Company receives net cash proceeds from certain asset sales or casualty events. No mandatory prepayments under these provisions have been made or are due through March 31, 2016.
The Credit Agreement contains certain covenants that limit, among other things, the Company’s (and the Company’s subsidiaries’) ability to incur certain additional indebtedness or liens, to dispose of certain assets, to make certain investments, to prepay certain indebtedness and to pay dividends, or to make other distributions or redemptions/repurchases, in respect of the Company’s equity interests. In addition, the Credit Agreement requires that the Company maintain a consolidated leverage ratio (the ratio of Consolidated Total Indebtedness to Consolidated EBITDA, each as defined in the Credit Agreement) of less than 2.75 to 1.0. The Credit Agreement also contains events of default customary for financings of this type. The Company was in compliance with the Credit Agreement covenants as of March 31, 2016. The Company has satisfied credit rating-related conditions to the suspension of many of the restrictive covenants and the mandatory prepayment provisions relating to asset sales and casualty events discussed above, as well as for the release of security interests and guarantees of additional subsidiaries of Delphi Automotive PLC that are not direct or indirect parent companies of the Issuer. Such covenants and prepayment obligations are required to be reinstated, and such security interests and subsidiary guarantees may be reinstated at the election of the lenders, if the applicable credit rating criteria are no longer satisfied.
As of March 31, 2016, all obligations under the Credit Agreement are borrowed by Delphi Corporation and jointly and severally guaranteed by its direct and indirect parent companies, subject to certain exceptions set forth in the Credit Agreement.
Senior Unsecured Notes
On May 17, 2011, Delphi Corporation issued $500 million of 5.875% senior unsecured notes due 2019 (the "5.875% Senior Notes") and $500 million of 6.125% senior unsecured notes due 2021 (the "6.125% Senior Notes") (collectively, the “2011 Senior Notes”) in a transaction exempt from registration under Rule 144A and Regulation S of the Securities Act of 1933 (the “Securities Act”). The net proceeds of approximately $1 billion as well as cash on hand were used to pay down amounts outstanding under the Credit Agreement. In May 2012, Delphi Corporation completed a registered exchange offer for all of the 2011 Senior Notes. No proceeds were received by Delphi Corporation as a result of the exchange. In March 2014, Delphi redeemed for cash the entire $500 million aggregate principal amount outstanding of the 5.875% Senior Notes, financed by a portion of the proceeds received from the issuance of the 2014 Senior Notes, as defined below. In March 2015, Delphi redeemed for cash the entire $500 million aggregate principal amount outstanding of the 6.125% Senior Notes, financed by a portion of the proceeds from the issuance of the 2015 Euro-denominated Senior Notes, as defined below. As a result of the redemption of the 2011 Senior Notes, Delphi recognized a loss on debt extinguishment of approximately $52 million during the three months ended March 31, 2015.

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
On November 19, 2015, Delphi Automotive PLC issued $1.3 billion in aggregate principal amount of senior unsecured notes in a transaction registered under the Securities Act, comprised of $650 million of 3.15% senior unsecured notes due 2020 (the "3.15% Senior Notes") and $650 million of 4.25% senior unsecured notes due 2026 (the "4.25% Senior Notes") (collectively, the "2015 Senior Notes"). The 3.15% Senior Notes were priced at 99.784% of par, resulting in a yield to maturity of 3.197%, and the 4.25% Senior Notes were priced at 99.942% of par, resulting in a yield to maturity of 4.256%. The proceeds were primarily utilized to fund a portion of the cash consideration for the acquisition of HellermannTyton Group PLC ("HellermannTyton"), as further described in Note. 17. Acquisitions and Divestitures, and for general corporate purposes, including the payment of fees and expenses associated with the HellermannTyton acquisition and the related financing transaction. Delphi incurred approximately $8 million of issuance costs in connection with the 2015 Senior Notes. Interest on the 3.15% Senior Notes is payable semi-annually on May 19 and November 19 of each year to holders of record at the close of business on May 4 or November 4 immediately preceding the interest payment date. Interest on the 4.25% Senior Notes is payable semi-annually on January 15 and July 15 of each year to holders of record at the close of business on January 1 or July 1 immediately preceding the interest payment date.
Although the specific terms of each indenture governing each series of senior notes vary, the indentures contain certain restrictive covenants, including with respect to Delphi's (and Delphi's subsidiaries) ability to incur liens, enter into sale and leaseback transactions and merge with or into other entities. As of March 31, 2016, the Company was in compliance with the provisions of all series of the outstanding senior notes.
The 2013 Senior Notes and 2014 Senior Notes issued by Delphi Corporation are fully and unconditionally guaranteed, jointly and severally, by Delphi Automotive PLC and by certain of Delphi Automotive PLC's direct and indirect subsidiaries which are directly or indirectly 100% owned by Delphi Automotive PLC, subject to customary release provisions (other than in the case of Delphi Automotive PLC). The 2015 Euro-denominated Senior Notes and 2015 Senior Notes issued by Delphi Automotive PLC are fully and unconditionally guaranteed, jointly and severally, by certain of Delphi Automotive PLC's direct and indirect subsidiaries (including Delphi Corporation), which are directly or indirectly 100% owned by Delphi Automotive PLC, subject to customary release provisions. Refer to Note 19. Supplemental Guarantor and Non-Guarantor Condensed Consolidating Financial Statements for additional information.
Other Financing
Receivable factoring—Delphi maintains a €400 million European accounts receivable factoring facility, of which €350 million is available on a committed basis. This facility is accounted for as short-term debt and borrowings are subject to the availability of eligible accounts receivable. Collateral is not required related to these trade accounts receivable. This program began in July 2013 with an original term of 4 years, and will automatically renew on an indefinite basis unless terminated by either party. Borrowings bear interest at LIBOR plus 1.05% for borrowings denominated in pounds sterling and Euro Interbank Offered Rate ("EURIBOR") plus 0.80% for borrowings denominated in Euros. As of March 31, 2016 and December 31, 2015, $315 million and $0 million, respectively, was outstanding under the European accounts receivable factoring facility. As of March 31, 2016, the interest rate effective on these borrowings was approximately 0.58%, based on the mix of currencies borrowed. Amounts drawn as of March 31, 2016 were principally related to managing working capital requirements.

The Company has entered into arrangements with various financial institutions to sell eligible trade receivables from certain aftermarket customers in North America. These arrangements can be terminated at any time subject to prior written notice. The receivables under these arrangements are sold without recourse to the Company and are therefore accounted for as true sales. During the three months ended March 31, 2016 and March 31, 2015, $32 million and $27 million of receivables were sold under these arrangements, and expenses of less than $1 million and $1 million, respectively, were recognized within interest expense.
Capital leases and other—As of March 31, 2016 and December 31, 2015, approximately $81 million and approximately $77 million, respectively, of other debt issued by certain non-U.S. subsidiaries and capital lease obligations were outstanding.
Interest—Cash paid for interest related to debt outstanding totaled $52 million and $50 million for the three months ended March 31, 2016 and 2015, respectively.

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
The amounts shown below reflect the defined benefit pension expense, including amounts attributable to discontinued operations in the prior period, for the three months ended March 31, 2016 and 2015:

	Non-U.S. Plans		U.S. Plans

	Three Months Ended March 31,
	2016	2015	2016	2015

	(in millions)
Service cost	$12	$15	$—	$—
Interest cost	17	21	—	—
Expected return on plan assets	(18)	(20)	—	—
Amortization of actuarial losses	4	4	—	—
Net periodic benefit cost	$15	$20	$—	$—
Other postretirement benefit obligations were approximately $3 million and $3 million at March 31, 2016 and December 31, 2015, respectively.
Effective January 1, 2016, the Company changed the method used to estimate the service and interest cost components of net periodic benefit cost for pension and other postretirement benefit plans that utilize a yield curve approach. Historically, the Company estimated these service and interest cost components utilizing a single weighted-average discount rate derived from the yield curve used to measure the projected benefit obligation at the beginning of the period. The Company elected to utilize a full yield curve approach in the estimation of these components by applying the specific spot rates along the yield curve used in the determination of the projected benefit obligation to the relevant projected cash flows. The Company made this change to provide a more precise measurement of service and interest costs by improving the correlation between projected benefit cash flows to the corresponding spot yield curve rates. This change does not affect the measurement of the total benefit obligations. The Company has accounted for this change as a change in accounting estimate and accordingly accounted for it on a prospective basis. The expected reduction in annual service and interest costs associated with this change in estimate is less than $10 million.

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
Unsecured Creditors Litigation
The Fourth Amended and Restated Limited Liability Partnership Agreement of Delphi Automotive LLP (the “Fourth LLP Agreement”) was entered into on July 12, 2011 by the members of Delphi Automotive LLP in order to position the Company for its initial public offering. Under the terms of the Fourth LLP Agreement, if cumulative distributions to the members of Delphi Automotive LLP under certain provisions of the Fourth LLP Agreement exceed $7.2 billion, Delphi, as disbursing agent on behalf of DPHH, is required to pay to the holders of allowed general unsecured claims against DPHH $32.50 for every $67.50 in excess of $7.2 billion distributed to the members, up to a maximum amount of $300 million. In December 2014, a complaint was filed in the United States Bankruptcy Court for the Southern District of New York alleging that the redemption by Delphi Automotive LLP of the membership interests of GM and the Pension Benefit Guaranty Corporation (the "PBGC"), and the repurchase of shares and payment of dividends by Delphi Automotive PLC, constituted distributions under the terms of the Fourth LLP Agreement approximating $7.2 billion. Delphi considers cumulative distributions through March 31, 2016 to be substantially below the $7.2 billion threshold, and intends to vigorously contest the allegations set forth in the complaint. In June 2015, the plaintiffs' and Delphi's motions for summary judgment were denied. Both parties filed supplemental briefs in July 2015. Although no assurances can be made as to the ultimate outcome of this claim, Delphi does not believe a loss is probable and, accordingly, no reserve has been made as of March 31, 2016. The Company estimates the range of reasonably possible loss related to this matter to be zero to $300 million.
Brazil Matters
Delphi conducts significant business operations in Brazil that are subject to the Brazilian federal labor, social security, environmental, tax and customs laws, as well as a variety of state and local laws. While Delphi believes it complies with such laws, they are complex, subject to varying interpretations, and the Company is often engaged in litigation with government agencies regarding the application of these laws to particular circumstances. As of March 31, 2016, the majority of claims asserted against Delphi in Brazil relate to such litigation. The remaining claims in Brazil relate to commercial and labor litigation with private parties. As of March 31, 2016, claims totaling approximately $155 million (using March 31, 2016 foreign currency rates) have been asserted against Delphi in Brazil. As of March 31, 2016, the Company maintains accruals for these asserted claims of $27 million (using March 31, 2016 foreign currency rates). The amounts accrued represent claims that are deemed probable of loss and are reasonably estimable based on the Company’s analyses and assessment of the asserted claims and prior experience with similar matters. While the Company believes its accruals are adequate, the final amounts required to resolve these matters could differ materially from the Company’s recorded estimates and Delphi’s results of operations could be materially affected. The Company estimates the reasonably possible loss in excess of the amounts accrued related to these claims to be zero to $128 million.
Environmental Matters
Delphi is subject to the requirements of U.S. federal, state, local and non-U.S. environmental and safety and health laws and regulations. As of March 31, 2016 and December 31, 2015, the undiscounted reserve for environmental investigation and remediation was approximately $6 million (of which $1 million was recorded in accrued liabilities and $5 million was recorded in other long-term liabilities) and $4 million (of which $1 million was recorded in accrued liabilities and $3 million was recorded in other long-term liabilities), respectively. Additionally, as of December 31, 2015 there was $6 million of undiscounted reserve for environmental investigation and remediation attributable to discontinued operations included within liabilities held for sale. Delphi cannot ensure that environmental requirements will not change or become more stringent over time or that its eventual environmental remediation costs and liabilities will not exceed the amount of its current reserves. In the event that such liabilities were to significantly exceed the amounts recorded, Delphi’s results of operations could be materially affected. At March 31, 2016, the difference between the recorded liabilities and the reasonably possible range of potential loss was not material.

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
The Company's income tax expense and effective tax rate from continuing operations for the three months ended March 31, 2016 and 2015 were as follows:

	Three Months Ended March 31,
	2016	2015

	(dollars in millions)
Income tax expense	$75	$61
Effective tax rate	19%	17%
The Company’s effective tax rate from continuing operations was impacted by unfavorable geographic income mix in 2016 as compared to 2015, primarily due to changes in the underlying operations of the business and the expiration of tax incentives for certain Chinese subsidiaries related to Hi-Tech Enterprise ("HNTE") status in 2016, which previously made these subsidiaries eligible for a reduced corporate income tax rate. Applications for new 6-year HNTE grants are not permitted prior to the expiration of the prior grants, and Delphi is in the process of making timely submissions pursuant to local requirements. Approval of the applications has historically been obtained in the year of application, at which point these entities would be entitled to use the reduced HNTE income tax rate retroactive to the expiration date of the prior grants. The income tax accounting effect, including the retroactive effect, of a change in tax status is accounted for on the date of approval. Until such time, the income of these subsidiaries is subject to the statutory Chinese corporate income tax rate.
The Company’s effective tax rate from continuing operations was also impacted by the tax expense associated with unusual or infrequent items for the respective interim period as illustrated in the following table:

	Three Months Ended March 31,
	2016	2015

	(in millions)
Other change in tax reserves (1)	$1	$1
Other adjustments (2)	4	—
Income tax expense associated with unusual or infrequent items	$5	$1

(1)	For the three months ended March 31, 2016 and March 31, 2015, the tax expense primarily relates to adjustments in tax reserves which were individually insignificant.

(2)	For the three months ended March 31, 2016, the tax expense primarily relates to provision to return adjustments and other items which were individually insignificant.
Delphi Automotive PLC is a U.K. resident taxpayer and not a domestic corporation for U.S. federal income tax purposes, and as such is not subject to U.S. tax, and generally not subject to U.K. tax on remitted foreign earnings.
Cash paid or withheld for income taxes was $83 million and $55 million for the three months ended March 31, 2016 and 2015 respectively.

Tax Return Filing Determinations and Elections
Delphi Automotive LLP, which acquired certain assets in a bankruptcy court approved transaction (the "Bankruptcy Plan") on October 6, 2009 (the "Acquisition Date"), was established on August 19, 2009 as a limited liability partnership incorporated under the laws of England and Wales. At the time of its formation, Delphi Automotive LLP elected to be treated as a partnership for U.S. federal income tax purposes. On June 24, 2014, the Internal Revenue Service (the “IRS”) issued us a Notice of Proposed Adjustment (the "NOPA") asserting that it believes Section 7874(b) of the Internal Revenue Code applied to Delphi Automotive LLP and that it should be treated as a domestic corporation for U.S. federal income tax purposes, retroactive to the Acquisition Date. If Delphi Automotive LLP was treated as a domestic corporation for U.S. federal income tax purposes, the Company also expected that, although Delphi Automotive PLC is incorporated under the laws of Jersey and a tax resident in the U.K., it would also have been treated as a domestic corporation for U.S. federal income tax purposes. If these entities were treated as domestic corporations for U.S. federal income tax purposes, the Company would have been subject to U.S. federal income tax on its worldwide taxable income, including distributions, as well as deemed income inclusions from some of its non-U.S. subsidiaries.
Delphi contested the conclusions reached in the NOPA through the IRS’s administrative appeals process, and on April 8, 2016, the IRS Office of Appeals issued fully-executed Forms 870-AD, concluding that Section 7874(b) does not apply to Delphi, and therefore no adjustments for the tax years subject to the appeals process (2009 and 2010) are necessary. Consistent with the IRS’s determination and conclusion related to this matter, Delphi Automotive PLC will continue to prepare and file its financial statements and tax filings on the basis of being a UK tax-resident.

12. SHAREHOLDERS’ EQUITY AND NET INCOME PER SHARE
Net Income Per Share
Basic net income per share is computed by dividing net income attributable to Delphi by the weighted average number of ordinary shares outstanding during the period. Diluted net income per share reflects the weighted average dilutive impact of all potentially dilutive securities from the date of issuance and is computed using the treasury stock method by dividing net income attributable to Delphi by the diluted weighted average number of ordinary shares outstanding. For all periods presented, the calculation of diluted net income per share contemplates the dilutive impacts, if any, of the Company’s share-based compensation plans. Refer to Note 18. Share-Based Compensation for additional information.

Weighted Average Shares
The following table illustrates net income per share attributable to Delphi and the weighted average shares outstanding used in calculating basic and diluted income per share:

	Three Months Ended March 31,
	2016	2015

	(in millions, except per share data)
Numerator:
Income from continuing operations	$320	$288
Income (loss) from discontinued operations	105	(79)
Net income attributable to Delphi	$425	$209
Denominator:
Weighted average ordinary shares outstanding, basic	276.62	290.90
Dilutive shares related to restricted stock units ("RSUs")	0.42	0.91
Weighted average ordinary shares outstanding, including dilutive shares	277.04	291.81

Basic net income (loss) per share:
Continuing operations	$1.16	$0.99
Discontinued operations	0.38	(0.27)
Basic net income per share attributable to Delphi	$1.54	$0.72
Diluted net income (loss) per share:
Continuing operations	$1.15	$0.99
Discontinued operations	0.38	(0.27)
Diluted net income per share attributable to Delphi	$1.53	$0.72
Anti-dilutive securities share impact	—	—
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
A summary of the ordinary shares repurchased during the three months ended March 31, 2016 and 2015 is as follows:

	Three Months Ended March 31,
	2016	2015
Total number of shares repurchased	5,598,216	3,233,146
Average price paid per share	$66.03	$74.17
Total (in millions)	$370	$240
As of March 31, 2016, approximately $137 million of share repurchases remained available under the January 2015 share repurchase program. During the period from April 1, 2016 to May 3, 2016, the Company repurchased an additional $50 million worth of shares pursuant to a trading plan with set trading instructions established by the Company. As a result, approximately $87 million of share repurchases remain available under the January 2015 share repurchase program. All repurchased shares were retired, and are reflected as a reduction of ordinary share capital for the par value of the shares, with the excess applied as reductions to additional paid-in capital and retained earnings.
New Share Repurchase Program
In April 2016, the Board of Directors authorized a new share repurchase program of up to $1.5 billion of ordinary shares. This share repurchase program provides for share purchases in the open market or in privately negotiated transactions, depending on share price, market conditions and other factors, as determined by the Company. This program will commence following the completion of the Company's January 2015 share repurchase program described above.

Dividends
The Company has declared and paid cash dividends per ordinary share during the periods presented as follows:

	Dividend	Amount
	Per Share	(in millions)
2016:
First quarter	$0.29	$80
Total	$0.29	$80
2015:
Fourth quarter	$0.25	$70
Third quarter	0.25	71
Second quarter	0.25	72
First quarter	0.25	73
Total	$1.00	$286
Other
Prior to the completion of the initial public offering on November 22, 2011, net income and other changes to membership interests were allocated to the respective outstanding classes based on the cumulative distribution provisions of the Fourth LLP Agreement.
Under the terms of the Fourth LLP Agreement, if cumulative distributions to the members of Delphi Automotive LLP under certain provisions of the Fourth LLP Agreement exceed $7.2 billion, Delphi, as disbursing agent on behalf of DPHH, is required to pay to the holders of allowed general unsecured claims against DPHH $32.50 for every $67.50 in excess of $7.2 billion distributed to the members, up to a maximum amount of $300 million. This contingency is not considered probable of occurring as of March 31, 2016 and accordingly, no reserve has been recorded. Refer to Note 10. Commitments and Contingencies, for additional information.

13. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The changes in accumulated other comprehensive income (loss) attributable to Delphi (net of tax) for the three months ended March 31, 2016 and 2015 are shown below. Other comprehensive income includes activity relating to discontinued operations.

	Three Months Ended March 31,
	2016	2015

	(in millions)
Foreign currency translation adjustments:
Balance at beginning of period	$(661)	$(333)
Aggregate adjustment for the period (1)	36	(232)
Balance at end of period	(625)	(565)

Gains (losses) on derivatives:
Balance at beginning of period	(106)	(78)
Other comprehensive income before reclassifications (net tax effect of $2 million and $6 million)	(6)	(23)
Reclassification to income (net tax effect of $9 million and $5 million)	29	19
Balance at end of period	(83)	(82)

Pension and postretirement plans:
Balance at beginning of period	(266)	(330)
Other comprehensive income before reclassifications (net tax effect of $1 million and $4 million)	2	24
Reclassification to income (net tax effect of $0 million and $1 million)	3	3
Balance at end of period	(261)	(303)

Accumulated other comprehensive loss, end of period	$(969)	$(950)

(1)
Includes losses of $25 million and $2 million for the three months ended March 31, 2016 and March 31, 2015, respectively, related to net investment hedges. Refer to Note 14. Derivatives and Hedging Activities for further description of these hedges.

Reclassifications from accumulated other comprehensive income to income for the three months ended March 31, 2016 and 2015 were as follows:

Reclassification Out of Accumulated Other Comprehensive Income
Details About Accumulated Other Comprehensive Income Components	Three Months Ended March 31,		Affected Line Item in the Statement of Operations
	2016	2015

	(in millions)
Gains (losses) on derivatives:
Commodity derivatives	$(14)	$(10)	Cost of sales
Foreign currency derivatives	(24)	(14)	Cost of sales
	(38)	(24)	Income before income taxes
	9	5	Income tax expense
	(29)	(19)	Net income
	—	—	Net income attributable to noncontrolling interest
	$(29)	$(19)	Net income attributable to Delphi

Pension and postretirement plans:
Actuarial losses	$(3)	$(4)	(1)
	(3)	(4)	Income before income taxes
	—	1	Income tax expense
	(3)	(3)	Net income
	—	—	Net income attributable to noncontrolling interest
	$(3)	$(3)	Net income attributable to Delphi

Total reclassifications for the period	$(32)	$(22)

(1)	These accumulated other comprehensive loss components are included in the computation of net periodic pension cost (see Note 9. Pension Benefits for additional details).

14. DERIVATIVES AND HEDGING ACTIVITIES
Cash Flow Hedges
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
As of March 31, 2016, the Company had the following outstanding notional amounts related to commodity and foreign currency forward contracts designated as cash flow hedges that were entered into to hedge forecasted exposures:

Commodity	Quantity Hedged	Unit of Measure	Notional Amount (Approximate USD Equivalent)

	(in thousands)		(in millions)
Copper	60,177	pounds	$135

Foreign Currency	Quantity Hedged	Unit of Measure	Notional Amount (Approximate USD Equivalent)

	(in millions)
Mexican Peso	8,638	MXN	$500
Polish Zloty	252	PLN	65
Chinese Yuan Renminbi	1,085	RMB	170
New Turkish Lira	182	TRY	65
Hungarian Forint	13,459	HUF	50
The Company had additional commodity and foreign currency forward contracts designated as cash flow hedges with notional amounts that individually amounted to less than $10 million. As of March 31, 2016, Delphi has entered into derivative instruments to hedge cash flows extending out to June 2018.
Gains and losses on derivatives qualifying as cash flow hedges are recorded in other comprehensive income ("OCI"), to the extent that hedges are effective, until the underlying transactions are recognized in earnings. Unrealized amounts in accumulated OCI will fluctuate based on changes in the fair value of hedge derivative contracts at each reporting period. Losses included in accumulated OCI as of March 31, 2016 were approximately $103 million (approximately $79 million, net of tax). Of this total, approximately $90 million of losses are expected to be included in cost of sales within the next 12 months and $13 million of losses are expected to be included in cost of sales in subsequent periods. Cash flow hedges are discontinued when Delphi determines it is no longer probable that the originally forecasted transactions will occur. The amount included in cost of sales related to cash flow hedge ineffectiveness was insignificant for the three months ended March 31, 2016 and 2015, respectively. Cash flows from derivatives used to manage commodity and foreign exchange risks are classified as operating activities within the consolidated statement of cash flows.
Net Investment Hedges
The Company is also exposed to the risk that adverse changes in foreign currency exchange rates could impact its net investment in non-U.S. subsidiaries. To manage this risk, the Company designates certain qualifying derivative and non-derivative instruments, including foreign currency forward contracts and foreign currency-denominated debt, as net investment hedges of certain non-U.S. subsidiaries. The effective portion of the gains or losses on instruments designated as net investment hedges are recognized within OCI to offset changes in the value of the net investment in these foreign currency-denominated operations. Any ineffective portion of gains or losses on net investment hedges are reclassified to other income (expense), net within the consolidated statement of operations. Gains and losses reported in accumulated other comprehensive income (loss) are reclassified to earnings only when the related currency translation adjustments are required to be reclassified, usually upon sale or liquidation of the investment. Cash flows from derivatives designated as net investment hedges are classified as investing activities within the consolidated statement of cash flows.
During the first quarter of 2016, the Company entered into a forward contract with a notional amount of 2.4 billion Chinese Yuan Renminbi ("RMB") (approximately $370 million, using March 31, 2016 foreign currency rates) that was designated as a net investment hedge of the foreign currency exposure of its investments in certain RMB-denominated wholly-owned subsidiaries. This forward contract matures in May 2016. Refer to the tables below for detail of the fair value recorded in the consolidated balance sheet and the effects recorded in the consolidated statement of operations and consolidated statement of comprehensive income related to this derivative instrument.
The Company has designated the €700 million 2015 Euro-denominated Senior Notes, as more fully described in Note 8. Debt, as a net investment hedge of the foreign currency exposure of its investments in certain Euro-denominated wholly-owned subsidiaries. Due to changes in the value of the Euro-denominated debt designated as a net investment hedge, during the three months ended March 31, 2016 and 2015, $25 million and $2 million, respectively, of losses were recognized within the cumulative translation adjustment component of OCI. Cumulative losses included in accumulated OCI on this net investment hedge were $30 million as of March 31, 2016 and $5 million as of December 31, 2015, which were due to the strengthening of the Euro relative to the U.S. dollar over the term of this arrangement. There were no amounts reclassified or recognized for ineffectiveness in the three months ended March 31, 2016 or 2015.

Derivatives Not Designated as Hedges
The Company enters into certain foreign currency and commodity contracts that are not designated as hedges. When hedge accounting is not applied to derivative contracts, gains and losses are recorded to other income (expense), net and cost of sales in the consolidated statement of operations.
As more fully disclosed in Note 17. Acquisitions and Divestitures, on July 30, 2015, Delphi made a recommended offer to acquire HellermannTyton. In conjunction with the proposed acquisition, in August 2015, the Company entered into option contracts with notional amounts totaling £917 million to hedge portions of the currency risk associated with the cash payment for the proposed acquisition at a cost of $15 million. Subsequently, in conjunction with the closing of the acquisition, Delphi entered into offsetting option contracts. Pursuant to the requirements of ASC 815, Derivatives and Hedging, the options did not qualify as hedges for accounting purposes. The Company paid $15 million to settle these options in the first quarter of 2016, which is reflected within investing activities in the consolidated statement of cash flows.
Fair Value of Derivative Instruments in the Balance Sheet
The fair value of derivative financial instruments recorded in the consolidated balance sheets as of March 31, 2016 and December 31, 2015 are as follows:

	Asset Derivatives		Liability Derivatives		Net Amounts of Assets and (Liabilities) Presented in the Balance Sheet
	Balance Sheet Location	March 31, 2016	Balance Sheet Location	March 31, 2016	March 31, 2016

	(in millions)
Derivatives designated as cash flow hedges:
Commodity derivatives	Other current assets	$—	Accrued liabilities	$28
Foreign currency derivatives*	Other current assets	1	Other current assets	1	—
Foreign currency derivatives*	Accrued liabilities	2	Accrued liabilities	56	(54)
Commodity derivatives	Other long-term assets	—	Other long-term liabilities	5
Foreign currency derivatives*	Other long-term liabilities	1	Other long-term liabilities	8	(7)
Derivatives designated as net investment hedges:
Foreign currency derivatives	Accrued liabilities	$—	Accrued liabilities	$5
Total derivatives designated as hedges		$4		$103

Derivatives not designated:
Commodity derivatives	Other current assets	$—	Accrued liabilities	$1
Foreign currency derivatives*	Accrued liabilities	1	Accrued liabilities	2	(1)
Total derivatives not designated as hedges		$1		$3

	Asset Derivatives		Liability Derivatives		Net Amounts of Assets and (Liabilities) Presented in the Balance Sheet
	Balance Sheet Location	December 31, 2015	Balance Sheet Location	December 31, 2015	December 31, 2015

	(in millions)
Derivatives designated as cash flow hedges:
Commodity derivatives	Other current assets	$—	Accrued liabilities	$39
Foreign currency derivatives*	Accrued liabilities	3	Accrued liabilities	69	(66)
Commodity derivatives	Other long-term assets	—	Other long-term liabilities	10
Foreign currency derivatives*	Other long-term liabilities	1	Other long-term liabilities	12	(11)
Total derivatives designated as hedges		$4		$130

Derivatives not designated:
Commodity derivatives	Other current assets	$—	Accrued liabilities	$2
Foreign currency derivatives*	Accrued liabilities	2	Accrued liabilities	3	(1)
Foreign currency derivatives*	Other long-term liabilities	1	Other long-term liabilities	1	—
Total derivatives not designated as hedges		$3		$6
* Derivative instruments within this category are subject to master netting arrangements and are presented on a net basis in the consolidated balance sheets in accordance with accounting guidance related to the offsetting of amounts related to certain contracts.
The fair value of Delphi’s derivative financial instruments was in a net liability position as of March 31, 2016 and December 31, 2015.
Effect of Derivatives on the Statement of Operations and Statement of Comprehensive Income
The pre-tax effect of derivative financial instruments in the consolidated statement of operations and consolidated statement of comprehensive income for the three months ended March 31, 2016 is as follows:

Three Months Ended March 31, 2016	Gain (loss) Recognized in OCI (Effective Portion)	Loss Reclassified from OCI into Income (Effective Portion)	Gain Recognized in Income (Ineffective Portion Excluded from Effectiveness Testing)

	(in millions)
Derivatives designated as cash flow hedges:
Commodity derivatives	$3	$(14)	$—
Foreign currency derivatives	(6)	(24)	—
Derivatives designated as net investment hedges:
Foreign currency derivatives	(5)	—	—
Total	$(8)	$(38)	$—

Loss Recognized in Income

(in millions)
Derivatives not designated:
Commodity derivatives	$—
Foreign currency derivatives	(2)
Total	$(2)

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
Derivatives designated as cash flow hedges:
Commodity derivatives	$(14)	$(10)	$—
Foreign currency derivatives	(18)	(14)	—
Total	$(32)	$(24)	$—

Loss Recognized in Income

(in millions)
Derivatives not designated:
Commodity derivatives	$—
Foreign currency derivatives	(1)
Total	$(1)
The gain or loss reclassified from OCI into income for the effective portion of designated derivative instruments and the gain or loss recognized in income for the ineffective portion of designated derivative instruments excluded from effectiveness testing were recorded to other income, net and cost of sales in the consolidated statements of operations for the three months ended March 31, 2016 and 2015. The gain or loss recognized in income for non-designated derivative instruments was recorded in other income (expense), net and cost of sales for the three months ended March 31, 2016 and 2015.

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
As of March 31, 2016 and December 31, 2015, Delphi was in a net derivative liability position of $101 million and $129 million, respectively, and no significant adjustments were recorded for nonperformance risk based on the application of peer companies’ CDS rates, evaluation of our own nonperformance risk and because Delphi’s exposures were to counterparties with investment grade credit ratings. Refer to Note 14. Derivatives and Hedging Activities for further information regarding derivatives.
Contingent consideration—As described in Note 17. Acquisitions and Divestitures, as of March 31, 2016, additional contingent consideration may be earned as a result of Delphi's acquisition agreements for Control-Tec LLC ("Control-Tec"), Ottomatika, Inc. ("Ottomatika") and Antaya Technologies Corporation ("Antaya"). The liability for contingent consideration is re-measured to fair value at each reporting date based on a probability-weighted discounted cash flow analysis using a rate that reflects the uncertainty surrounding the expected outcomes, which the Company believes is appropriate and representative of market participant assumptions. The measurement of the liability for contingent consideration is based on significant inputs that are not observable in the market, and is therefore classified as a Level 3 measurement in accordance with ASU Topic 820-10-35. Examples of utilized unobservable inputs are estimated future earnings of the acquired businesses and applicable discount rates. The estimate of the liability may fluctuate if there are changes in the forecast of the acquired businesses' future earnings, as a result of actual earnings levels achieved or in the discount rates used to determine the present value of contingent future cash flows. As of March 31, 2016, the range of periods in which the earn-out provisions may be achieved is from 2016 to 2018. The Company regularly reviews these assumptions, and makes adjustments to the fair value measurements as required by facts and circumstances.
As of March 31, 2016 and December 31, 2015, the liability for contingent consideration was $32 million (of which $2 million was classified within other current liabilities and $30 million was classified within other long-term liabilities) and $32 million (of which was $2 million classified within other current liabilities and $30 million was classified within other long-term liabilities). Adjustments to this liability for interest accretion are recognized in interest expense, and any other changes in the fair value of this liability are recognized within other income (expense), net in the consolidated statement of operations.
As of March 31, 2016 and December 31, 2015, Delphi had the following liabilities measured at fair value on a recurring basis:

	Total	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3

	(in millions)
As of March 31, 2016
Commodity derivatives	$34	$—	$34	$—
Foreign currency derivatives	67	—	67	—
Contingent consideration	32	—	—	32
Total	$133	$—	$101	$32
As of December 31, 2015:
Commodity derivatives	$51	$—	$51	$—
Foreign currency derivatives	78	—	78	—
Contingent consideration	32	—	—	32
Total	$161	$—	$129	$32
The changes in the contingent consideration liability classified as a Level 3 measurement for the three months ended March 31, 2016 were as follows:

Contingent Consideration Liability

(in millions)
Fair value at beginning of period	$32
Additions	—
Payments	—
Interest accretion	—
Fair value at end of period	$32
Non-derivative financial instruments—Delphi’s non-derivative financial instruments include cash and cash equivalents, accounts and notes receivable, accounts payable, as well as debt, which consists of its accounts receivable factoring arrangements, capital leases and other debt issued by Delphi’s non-U.S. subsidiaries, the Revolving Credit Facility, the Tranche A Term Loan and all series of outstanding senior notes. The fair value of debt is based on quoted market prices for instruments with public market data or significant other observable inputs for instruments without a quoted public market price (Level 2). As of March 31, 2016 and December 31, 2015, total debt was recorded at $4,353 million and $4,008 million, respectively, and had estimated fair values of $4,451 million and $4,025 million, respectively. For all other financial instruments recorded at March 31, 2016 and December 31, 2015, fair value approximates book value.

Fair Value Measurements on a Nonrecurring Basis
In addition to items that are measured at fair value on a recurring basis, Delphi also has items in its balance sheet that are measured at fair value on a nonrecurring basis. As these items are not measured at fair value on a recurring basis, they are not included in the tables above. Nonfinancial assets and liabilities that are measured at fair value on a nonrecurring basis include long-lived assets, assets held for sale, equity and cost method investments, intangible assets, asset retirement obligations, share-based compensation and liabilities for exit or disposal activities measured at fair value upon initial recognition. During the three months ended March 31, 2016 and 2015, Delphi recorded non-cash asset impairment charges of $0 million and $2 million, respectively, in cost of sales related to declines in the fair values of certain fixed assets. Fair value of long-lived assets is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved and a review of appraisals. Delphi has determined that the fair value measurements of long-lived assets fall in Level 3 of the fair value hierarchy.
Additionally, as further described in Note 21. Discontinued Operations, an after-tax impairment loss of approximately $88 million was recorded in income from discontinued operations in the first quarter of 2015 based on the evaluation and estimate of the fair value of the Company's interest in KDAC of approximately $32 million, which was determined primarily based on negotiations with a third party and on a non-binding offer from that potential buyer at the time, in relation to the carrying value of this interest. Subsequently, in September 2015 the Company closed the sale of this interest for net cash proceeds of $70 million. As a result, the Company recorded a net loss of $41 million on the KDAC divestiture within income from discontinued operations, which includes the $88 million impairment loss recorded in the first quarter of 2015.

16. OTHER INCOME, NET
Other income (expense), net included:

	Three Months Ended March 31,
	2016	2015

	(in millions)
Interest income	$1	$1
Loss on extinguishment of debt	—	(52)
Other, net	3	(3)
Other income (expense), net	$4	$(54)
As further discussed in Note 21. Discontinued Operations, during the three months ended March 31, 2016, Delphi recorded $3 million for certain fees earned pursuant to the transition services agreement in connection with the sale of the Company's wholly owned Thermal Systems business.
As further discussed in Note 8. Debt, during the three months ended March 31, 2015, Delphi redeemed for cash the entire aggregate principal amount outstanding of the 6.125% Senior Notes, resulting in a loss on debt extinguishment of approximately $52 million.

17. ACQUISITIONS AND DIVESTITURES
Acquisition of PureDepth, Inc.
On March 23, 2016, Delphi acquired 100% of the equity interests of PureDepth, Inc. ("PureDepth"), a leading provider of 3D display technology, for approximately $15 million. The results of operations of PureDepth are reported within the Electronics and Safety segment from the date of acquisition. The acquisition was accounted for as a business combination, with the total purchase price allocated on a preliminary basis using information available, in the first quarter of 2016. The preliminary purchase price and related allocation to the acquired net assets of PureDepth based on their estimated fair values is shown below (in millions):

Assets acquired and liabilities assumed

Purchase price, cash consideration	$15

Intangible assets	$10
Goodwill resulting from purchase	5
Total purchase price allocation	$15
Intangible assets include amounts recognized for the fair value of in-process research and development, which will not be amortized, but tested for impairment until the completion or abandonment of the associated research and development efforts. The fair value of these assets was based on third-party valuations and management's estimates, generally utilizing income and market approaches.
The purchase price and related allocation are preliminary and could be revised as a result of adjustments made to the purchase price, additional information obtained regarding revisions of provisional estimates of fair values, including, but not limited to, the completion of independent valuations related to intangible assets.
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
HellermannTyton had 2014 sales of approximately £600 million (approximately 6% of which were to Delphi and will be eliminated on a consolidated basis). Upon completing the acquisition, Delphi incurred transaction related expenses totaling approximately $23 million, which were recorded within other income (expense), net in the statement of operations in the fourth quarter of 2015.
The acquisition was accounted for as a business combination, with the total purchase price allocated on a preliminary basis using information available, in the fourth quarter of 2015. As a result of additional information obtained, changes to the preliminary fair values of certain property, plant and equipment, definite-lived intangible assets and other assets purchased and liabilities assumed, including contingent tax liabilities, from the amounts disclosed as of December 31, 2015 were recorded during the three months ended March 31, 2016, resulting in a net adjustment to goodwill of $19 million. These adjustments did not result in significant effects to the consolidated statement of operations for the three months ended March 31, 2016. The preliminary purchase price and related allocation to the acquired net assets of HellermannTyton based on their estimated fair values is shown below (in millions):
Assets acquired and liabilities assumed

Purchase price, cash consideration, net of cash acquired	$1,534
Debt and pension liabilities assumed	258
Total consideration, net of cash acquired	$1,792

Property, plant and equipment	$328
Indefinite-lived intangible assets	128
Definite-lived intangible assets	557
Other liabilities, net	(96)
Identifiable net assets acquired	917
Goodwill resulting from purchase	875
Total purchase price allocation	$1,792
Goodwill recognized in this transaction is primarily attributable to synergies expected to arise after the acquisition and the assembled workforce of HellermannTyton, and is not deductible for tax purposes. Intangible assets primarily include $128 million recognized for the fair value of the acquired trade name, which has an indefinite useful life, $454 million of customer-based assets with approximate useful lives of 13 years and $103 million of technology-related assets with approximate useful lives of 13 years. The valuation of the intangible assets acquired was based on third-party valuations, management's estimates, available information and reasonable and supportable assumptions. The fair value of the acquired trade name and the technology-related assets was generally estimated utilizing the relief from royalty method under the income approach, and the fair value of customer-based assets was generally estimated utilizing the multi-period excess earnings method.
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
Acquisition financing
Delphi financed the cash payment required to close the acquisition of HellermannTyton primarily with the net proceeds received from the offering of $1.3 billion of 2015 Senior Notes, as further described in Note 8. Debt, with the remainder of the purchase price funded with cash on hand that was received from the sale of the Company's Thermal Systems business, as further described below. Prior to the transaction closing, in connection with the offer to acquire HellermannTyton in July 2015, £540 million ($844 million using July 30, 2015 foreign currency rates) was placed on deposit for purposes of satisfying a portion of the consideration required to effect the acquisition.
Acquisition of Control-Tec LLC
On November 30, 2015, Delphi acquired 100% of the equity interests of Control-Tec LLC ("Control-Tec"), a leading provider of telematics and cloud-hosted data analytics solutions, for a purchase price of $104 million at closing and an additional cash payment of up to $40 million contingent upon the achievement of certain financial performance metrics over a future 3-year period. The range of the undiscounted amounts the Company could be required to pay under this arrangement is between $0 and $40 million. As of the closing date of the acquisition, the contingent consideration was assigned a fair value of approximately $20 million. Refer to Note 15. Fair Value of Financial Instruments for additional information regarding the measurement of the contingent consideration liability. The results of operations of Control-Tec are reported within the Electronics and Safety segment from the date of acquisition. The Company acquired Control-Tec utilizing cash on hand.
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
Acquisition of Ottomatika, Inc.
On July 23, 2015, Delphi acquired 100% of the equity interests of Ottomatika, Inc. ("Ottomatika"), an automated vehicle software developer, for total consideration of $32 million. The Company paid $16 million at closing utilizing cash on hand, with additional cash payments totaling $11 million deferred over a period of 3 years and additional contingent consideration of up to $5 million due upon the achievement of certain product development milestones over a 3-year period. The range of the undiscounted amounts the Company could be required to pay is between $0 and $5 million. As of the closing date of the acquisition, the contingent consideration was assigned a fair value of approximately $5 million. The results of operations of Ottomatika are reported within the Electronics and Safety segment from the date of acquisition. Delphi previously held a convertible debt investment in Ottomatika, and as a result of this transaction recognized a gain on its previously held investment of $2 million within other income (expense), net in the consolidated statement of operations during the third quarter of 2015.
The acquisition was accounted for as a business combination. The purchase price and related allocation to the acquired net assets of Ottomatika based on their estimated acquisition date fair values is shown below (in millions):
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
Exit of Argentina Businesses
On December 10, 2015, Delphi completed the exit of its Electronics business located in Argentina, which was previously reported within the Electronics and Safety segment. The net sales of this business in 2015 prior to the divestiture were approximately $34 million. Delphi recognized a pre-tax loss on the divestiture of this business of $33 million within cost of sales in the fourth quarter of 2015, which included a cash payment by Delphi to the buyer of $7 million.
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

Sale of Reception Systems Business
On July 31, 2015, Delphi completed the sale of its Reception Systems business for net cash proceeds of approximately $25 million and $39 million of buyer-assumed pension liabilities. The net sales of this business, which was previously reported within the Electronics and Safety segment, were approximately $55 million for the six months ended June 30, 2015. Delphi recognized a pre-tax gain on the divestiture of $39 million, which is included in cost of sales in the consolidated statement of operations in the third quarter of 2015. The results of operations of this business, including the gain on divestiture, were not significant to the consolidated financial statements for any period presented, and the divestiture did not meet the discontinued operations criteria.
Sale of Thermal Systems Business
On June 30, 2015, Delphi completed the sale of the Company's wholly owned Thermal Systems business. On September 24, 2015, Delphi completed the sale of its interest in its KDAC joint venture, and on March 31, 2016, Delphi completed the sale of its interest in its SDAAC joint venture. Delphi's interests in these joint ventures were previously reported within the Thermal Systems segment. Accordingly, the results of the Thermal Systems business are classified as discontinued operations for all periods presented. Refer to Note 21. Discontinued Operations for further disclosure related to the Company's discontinued operations, including details of the divestiture transactions.
Other
During the second quarter of 2015, the Company's Powertrain Systems segment made a $20 million investment in Tula Technology Inc., an engine control software company, and the Electronics and Safety segment made a $3 million investment in Quanergy, a leader in 3D Light Detection and Ranging (“LIDAR”) sensing technology for automated driving. An additional $3 million investment in Quanergy was made during the first quarter of 2016. The Company's investments are accounted for under the cost method.

18. SHARE-BASED COMPENSATION
Long Term Incentive Plan
The Delphi Automotive PLC Long-Term Incentive Plan, as amended and restated effective April 23, 2015 (the “PLC LTIP”), allows for the grant of awards of up to 22,977,116 ordinary shares for long-term compensation. The PLC LTIP is designed to align the interests of management and shareholders. The awards can be in the form of shares, options, stock appreciation rights, restricted stock, restricted stock units ("RSUs"), performance awards, and other share-based awards to the employees, directors, consultants and advisors of the Company. The Company awarded annual long-term grants of RSUs under the PLC LTIP in each year from 2012 to 2016 in order to align management compensation with Delphi's overall business strategy. The Company has competitive and market-appropriate shareholding requirements. All of the RSUs granted under the PLC LTIP are eligible to receive dividend equivalents for any dividend paid from the grant date through the vesting date. Dividend equivalents are generally paid out in ordinary shares upon vesting of the underlying RSUs. Historical amounts disclosed within this note include amounts attributable to the Company's discontinued operations, unless otherwise noted.
Board of Director Awards
On April 23, 2015, Delphi granted 20,347 RSUs to the Board of Directors at a grant date fair value of approximately $2 million. The grant date fair value was determined based on the closing price of the Company's ordinary shares on April 23, 2015. The RSUs vested on April 27, 2016, and 24,542 ordinary shares, which included shares issued in connection with dividend equivalents, were issued to members of the Board of Directors at a fair value of approximately $2 million. 1,843 ordinary shares were withheld to cover the minimum U.K. withholding taxes.
On April 28, 2016, Delphi granted 27,238 RSUs to the Board of Directors at a grant date fair value of approximately $2 million. The grant date fair value was determined based on the closing price of the Company's ordinary shares on April 28, 2016. The RSUs will vest on April 26, 2017, the day before the 2017 annual meeting of shareholders.
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

Metric	2016 Grant	2013 - 2015 Grants	2012 Grant
Average return on net assets (1)	50%	50%	50%
Cumulative net income	25%	N/A	30%
Cumulative earnings per share (2)	N/A	30%	N/A
Relative total shareholder return (3)	25%	20%	20%

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

The details of the executive grants were as follows:

Grant Date	RSUs Granted	Time-Based Award Vesting Dates	Performance-Based Award Vesting Date
	(in millions)
February 2012	1.88	Annually on anniversary of grant date, 2013 - 2015	December 31, 2014
February 2013	1.45	Annually on anniversary of grant date, 2014 - 2016	December 31, 2015
February 2014	0.78	Annually on anniversary of grant date, 2015 - 2017	December 31, 2016
February 2015	0.90	Annually on anniversary of grant date, 2016 - 2018	December 31, 2017
February 2016	0.71	Annually on anniversary of grant date, 2017 - 2019	December 31, 2018
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
In February 2016, under the time-based vesting terms of the 2013, 2014 and 2015 grants, 395,744 ordinary shares were issued to Delphi executives at a fair value of $24 million, of which 146,726 ordinary shares were withheld to cover minimum withholding taxes. The performance-based RSUs associated with the 2013 grant vested at the completion of a three-year performance period on December 31, 2015, and in the first quarter of 2016, 1,265,339 ordinary shares were issued to Delphi executives at a fair value of $77 million, of which 512,371 ordinary shares were withheld to cover minimum withholding taxes.
The grant date fair value of the RSUs is determined based on the closing price of the Company’s ordinary shares on the date of the grant of the award, including an estimate for forfeitures, and a contemporaneous valuation performed by an independent valuation specialist with respect to the relative total shareholder return awards. Based on the target number of awards issued for the February 2016, 2015, 2014 and 2013 grants, the fair value at grant date was estimated to be approximately $48 million, $76 million, $53 million and $60 million, respectively.

A summary of activity, including award grants, vesting and forfeitures is provided below:

	RSUs	Weighted Average Grant Date Fair Value
	(in thousands)
Nonvested, January 1, 2016	1,980	$74.66
Granted	714	67.08
Vested	(396)	55.84
Forfeited	(53)	77.76
Nonvested, March 31, 2016	2,245	75.49
Delphi recognized compensation expense of $17 million ($13 million, net of tax) and $14 million ($11 million, net of tax) based on the Company’s best estimate of ultimate performance against the respective targets during the three months ended March 31, 2016 and 2015, respectively. Delphi will continue to recognize compensation expense, based on the grant date fair value of the awards applied to the Company’s best estimate of ultimate performance against the respective targets, over the requisite vesting periods of the awards. Based on the grant date fair value of the awards and the Company’s best estimate of ultimate performance against the respective targets as of March 31, 2016, unrecognized compensation expense on a pre-tax basis of approximately $139 million is anticipated to be recognized over a weighted average period of approximately 2 years. For the three months ended March 31, 2016 and 2015, respectively, approximately $37 million and $58 million of cash was paid and reflected as a financing activity in the statements of cash flows related to the minimum statutory tax withholding for vested RSUs.

19. SUPPLEMENTAL GUARANTOR AND NON-GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
Basis of Presentation
Notes Issued by the Subsidiary Issuer
As described in Note 8. Debt, Delphi Corporation (the "Subsidiary Issuer/Guarantor"), a 100% owned subsidiary of Delphi Automotive PLC (the "Parent"), issued the 2011 Senior Notes, the 2013 Senior Notes and the 2014 Senior Notes, each of which were registered under the Securities Act. The 2011 Senior Notes were subsequently redeemed and extinguished in March 2014 and March 2015. The 2013 Senior Notes and 2014 Senior Notes are, and prior to their redemption, the 2011 Senior Notes were, fully and unconditionally guaranteed by Delphi Automotive PLC and certain of Delphi Automotive PLC's direct and indirect subsidiary companies, which are directly or indirectly 100% owned by Delphi Automotive PLC (the “Subsidiary Guarantors”), on a joint and several basis, subject to customary release provisions (other than in the case of Delphi Automotive PLC). All other consolidated direct and indirect subsidiaries of Delphi Automotive PLC are not subject to the guarantees (“Non-Guarantor Subsidiaries”).
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

Statement of Operations Three Months Ended March 31, 2016

	Parent	Subsidiary Guarantors	Subsidiary Issuer/Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated

	(in millions)
Net sales	$—	$—	$—	$4,051	$—	$4,051
Operating expenses:
Cost of sales	—	—	—	3,265	—	3,265
Selling, general and administrative	29	—	—	248	—	277
Amortization	—	—	—	33	—	33
Restructuring	—	—	—	35	—	35
Total operating expenses	29	—	—	3,581	—	3,610
Operating (loss) income	(29)	—	—	470	—	441
Interest (expense) income	(46)	(8)	(51)	(19)	83	(41)
Other income (expense), net	—	31	17	39	(83)	4
(Loss) income from continuing operations before income taxes and equity income	(75)	23	(34)	490	—	404
Income tax benefit (expense)	—	—	13	(88)	—	(75)
(Loss) income from continuing operations before equity income	(75)	23	(21)	402	—	329
Equity in net income of affiliates	—	—	—	6	—	6
Equity in net income (loss) of subsidiaries	500	473	104	—	(1,077)	—
Income from continuing operations	425	496	83	408	(1,077)	335
Income from discontinued operations, net of tax	—	—	—	108	—	108
Net income (loss)	425	496	83	516	(1,077)	443
Net income attributable to noncontrolling interest	—	—	—	18	—	18
Net income (loss) attributable to Delphi	$425	$496	$83	$498	$(1,077)	$425
Statement of Operations Three Months Ended March 31, 2015

	Parent	Subsidiary Guarantors	Subsidiary Issuer/Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated

	(in millions)
Net sales	$—	$—	$—	$3,797	$—	$3,797
Operating expenses:
Cost of sales	—	—	—	3,056	—	3,056
Selling, general and administrative	(18)	—	—	273	—	255
Amortization	—	—	—	24	—	24
Restructuring	—	—	—	16	—	16
Total operating expenses	(18)	—	—	3,369	—	3,351
Operating income	18	—	—	428	—	446
Interest (expense) income	(20)	(6)	(45)	(30)	69	(32)
Other income (expense), net	—	15	(26)	26	(69)	(54)
(Loss) income from continuing operations before income taxes and equity income	(2)	9	(71)	424	—	360
Income tax benefit (expense)	—	—	26	(87)	—	(61)
(Loss) income from continuing operations before equity income	(2)	9	(45)	337	—	299
Equity in net income of affiliates	—	—	—	5	—	5
Equity in net income (loss) of subsidiaries	211	202	79	—	(492)	—
Income from continuing operations	209	211	34	342	(492)	304
Loss from discontinued operations, net of tax	—	—	—	(75)	—	(75)
Net income (loss)	209	211	34	267	(492)	229
Net income attributable to noncontrolling interest	—	—	—	20	—	20
Net income (loss) attributable to Delphi	$209	$211	$34	$247	$(492)	$209

Statement of Comprehensive Income Three Months Ended March 31, 2016

	Parent	Subsidiary Guarantors	Subsidiary Issuer/Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated

	(in millions)
Net income (loss)	$425	$496	$83	$516	$(1,077)	$443
Other comprehensive income (loss):
Currency translation adjustments	(25)	—	—	62	—	37
Net change in unrecognized gain (loss) on derivative instruments, net of tax	—	—	—	23	—	23
Employee benefit plans adjustment, net of tax	—	—	—	5	—	5
Other comprehensive (loss) income	(25)	—	—	90	—	65
Equity in other comprehensive income (loss) income of subsidiaries	89	(23)	11	—	(77)	—
Comprehensive income (loss)	489	473	94	606	(1,154)	508
Comprehensive income attributable to noncontrolling interests	—	—	—	19	—	19
Comprehensive income (loss) attributable to Delphi	$489	$473	$94	$587	$(1,154)	$489

Statement of Comprehensive Income Three Months Ended March 31, 2015

	Parent	Subsidiary Guarantors	Subsidiary Issuer/Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated

	(in millions)
Net income (loss)	$209	$211	$34	$267	$(492)	$229
Other comprehensive income (loss):
Currency translation adjustments	—	—	—	(234)	—	(234)
Net change in unrecognized gain (loss) on derivative instruments, net of tax	—	—	—	(4)	—	(4)
Employee benefit plans adjustment, net of tax	—	—	—	27	—	27
Other comprehensive loss	—	—	—	(211)	—	(211)
Equity in other comprehensive (loss) income of subsidiaries	(209)	(211)	(1)	—	421	—
Comprehensive income (loss)	—	—	33	56	(71)	18
Comprehensive income attributable to noncontrolling interests	—	—	—	18	—	18
Comprehensive income (loss) attributable to Delphi	$—	$—	$33	$38	$(71)	$—

Balance Sheet as of March 31, 2016

	Parent	Subsidiary Guarantors	Subsidiary Issuer/Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated

	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$6	$—	$—	$457	$—	$463
Restricted cash	—	—	—	1	—	1
Accounts receivable, net	—	—	—	2,934	—	2,934
Intercompany receivables, current	62	1,164	364	5,387	(6,977)	—
Inventories	—	—	—	1,287	—	1,287
Other current assets	—	—	—	397	—	397
Total current assets	68	1,164	364	10,463	(6,977)	5,082
Long-term assets:
Intercompany receivables, long-term	—	790	1,022	1,747	(3,559)	—
Property, net	—	—	—	3,446	—	3,446
Investments in affiliates	—	—	—	100	—	100
Investments in subsidiaries	9,504	7,790	2,947	—	(20,241)	—
Intangible assets, net	—	—	—	2,963	—	2,963
Other long-term assets	—	—	10	470	—	480
Total long-term assets	9,504	8,580	3,979	8,726	(23,800)	6,989
Total assets	$9,572	$9,744	$4,343	$19,189	$(30,777)	$12,071
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$—	$—	$—	$368	$—	$368
Accounts payable	2	—	—	2,512	—	2,514
Intercompany payables, current	5,037	560	933	447	(6,977)	—
Accrued liabilities	32	—	6	1,141	—	1,179
Total current liabilities	5,071	560	939	4,468	(6,977)	4,061
Long-term liabilities:
Long-term debt	2,073	—	1,883	29	—	3,985
Intercompany payables, long-term	163	1,308	1,016	1,072	(3,559)	—
Pension benefit obligations	—	—	—	849	—	849
Other long-term liabilities	—	—	27	505	—	532
Total long-term liabilities	2,236	1,308	2,926	2,455	(3,559)	5,366
Total liabilities	7,307	1,868	3,865	6,923	(10,536)	9,427
Total Delphi shareholders’ equity	2,265	7,876	478	11,887	(20,241)	2,265
Noncontrolling interest	—	—	—	379	—	379
Total shareholders’ equity	2,265	7,876	478	12,266	(20,241)	2,644
Total liabilities and shareholders’ equity	$9,572	$9,744	$4,343	$19,189	$(30,777)	$12,071

Balance Sheet as of December 31, 2015

	Parent	Subsidiary Guarantors	Subsidiary Issuer/Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated

	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$4	$—	$—	$531	$—	$535
Restricted cash	—	—	—	1	—	1
Accounts receivable, net	—	—	—	2,750	—	2,750
Intercompany receivables, current	101	1,148	387	4,852	(6,488)	—
Inventories	—	—	—	1,181	—	1,181
Other current assets	—	—	—	431	—	431
Current assets held for sale	—	—	—	223	—	223
Total current assets	105	1,148	387	9,969	(6,488)	5,121
Long-term assets:
Intercompany receivables, long-term	—	775	1,007	1,743	(3,525)	—
Property, net	—	—	—	3,377	—	3,377
Investments in affiliates	—	—	—	94	—	94
Investments in subsidiaries	8,916	7,243	2,758	—	(18,917)	—
Intangible assets, net	—	—	—	2,922	—	2,922
Other long-term assets	—	—	12	447	—	459
Total long-term assets	8,916	8,018	3,777	8,583	(22,442)	6,852
Total assets	$9,021	$9,166	$4,164	$18,552	$(28,930)	$11,973
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$—	$—	$—	$52	$—	$52
Accounts payable	2	—	—	2,539	—	2,541
Intercompany payables, current	4,543	555	905	480	(6,483)	—
Accrued liabilities	17	—	24	1,163	—	1,204
Current liabilities held for sale	—	—	—	130	—	130
Total current liabilities	4,562	555	929	4,364	(6,483)	3,927
Long-term liabilities:
Long-term debt	2,047	—	1,883	26	—	3,956
Intercompany payables, long-term	162	1,305	1,001	1,057	(3,525)	—
Pension benefit obligations	—	—	—	854	—	854
Other long-term liabilities	—	—	27	476	—	503
Total long-term liabilities	2,209	1,305	2,911	2,413	(3,525)	5,313
Total liabilities	6,771	1,860	3,840	6,777	(10,008)	9,240
Total Delphi shareholders’ equity	2,250	7,306	324	11,292	(18,922)	2,250
Noncontrolling interest	—	—	—	483	—	483
Total shareholders’ equity	2,250	7,306	324	11,775	(18,922)	2,733
Total liabilities and shareholders’ equity	$9,021	$9,166	$4,164	$18,552	$(28,930)	$11,973

Statement of Cash Flows for the Three Months Ended March 31, 2016

	Parent	Subsidiary Guarantors	Subsidiary Issuer/Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated

	(in millions)
Net cash (used in) provided by operating activities from continuing operations	$(60)	$7	$—	$321	$—	$268
Net cash provided by operating activities from discontinued operations	—	—	—	—	—	—
Net cash (used in) provided by operating activities	(60)	7	—	321	—	268
Cash flows from investing activities:
Capital expenditures	—	—	—	(240)	—	(240)
Proceeds from sale of property / investments	—	—	—	1	—	1
Net proceeds from divestiture of discontinued operations	—	—	—	52	—	52
Cost of business acquisitions, net of cash acquired	—	—	(15)	—	—	(15)
Cost of technology investments	—	—	(3)	—	—	(3)
Settlement of derivatives	—	—	—	(15)	—	(15)
Loans to affiliates	—	(7)	—	(514)	521	—
Repayments of loans from affiliates	—	—	—	3	(3)	—
Net cash (used in) provided by investing activities from continuing operations	—	(7)	(18)	(713)	518	(220)
Net cash used in investing activities from discontinued operations	—	—	—	(4)	—	(4)
Net cash (used in) provided by investing activities	—	(7)	(18)	(717)	518	(224)
Cash flows from financing activities:
Net proceeds under other short-term debt agreements	—	—	—	321	—	321
Dividend payments of consolidated affiliates to minority shareholders	—	—	—	(12)	—	(12)
Proceeds from borrowings from affiliates	503	—	18	—	(521)	—
Payments on borrowings from affiliates	(3)	—	—	—	3	—
Repurchase of ordinary shares	(358)	—	—	—	—	(358)
Distribution of cash dividends	(80)	—	—	—	—	(80)
Taxes withheld and paid on employees' restricted share awards	—	—	—	(37)	—	(37)
Net cash provided by (used in) financing activities	62	—	18	272	(518)	(166)
Effect of exchange rate fluctuations on cash and cash equivalents	—	—	—	6	—	6
Increase (decrease) in cash and cash equivalents	2	—	—	(118)	—	(116)
Cash and cash equivalents at beginning of period	4	—	—	575	—	579
Cash and cash equivalents at end of period	$6	$—	$—	$457	$—	$463
Cash and cash equivalents of discontinued operations	$—	$—	$—	$—	$—	$—
Cash and cash equivalents of continuing operations	$6	$—	$—	$457	$—	$463

Statement of Cash Flows for the Three Months Ended March 31, 2015

	Parent	Subsidiary Guarantors	Subsidiary Issuer/Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated

	(in millions)
Net cash (used in) provided by operating activities from continuing operations	$(4)	$—	$—	$125	$—	$121
Net cash provided by operating activities from discontinued operations	—	—	—	14	—	14
Net cash (used in) provided by operating activities	(4)	—	—	139	—	135
Cash flows from investing activities:
Capital expenditures	—	—	—	(213)	—	(213)
Loans to affiliates	—	(753)	(342)	(358)	1,453	—
Repayments of loans from affiliates	—	—	135	—	(135)	—
Return of investments in subsidiaries	(753)	—	—	—	753	—
Net cash (used in) provided by investing activities from continuing operations	(753)	(753)	(207)	(571)	2,071	(213)
Net cash used in investing activities from discontinued operations	—	—	—	(37)	—	(37)
Net cash (used in) provided by investing activities	(753)	(753)	(207)	(608)	2,071	(250)
Cash flows from financing activities:
Net proceeds under other short-term debt agreements	—	—	—	10	—	10
Repayment of senior notes	—	—	(546)	—	—	(546)
Proceeds from issuance of senior notes, net of issuance costs	753	—	—	—	—	753
Dividend payments of consolidated affiliates to minority shareholders	—	—	—	(13)	—	(13)
Proceeds from borrowings from affiliates	453	—	753	247	(1,453)	—
Payments on borrowings from affiliates	(135)	—	—	—	135	—
Investment from parent	—	753	—	—	(753)	—
Repurchase of ordinary shares	(240)	—	—	—	—	(240)
Distribution of cash dividends	(73)	—	—	—	—	(73)
Taxes withheld and paid on employees' restricted share awards	—	—	—	(58)	—	(58)
Net cash provided by (used in) financing activities	758	753	207	186	(2,071)	(167)
Effect of exchange rate fluctuations on cash and cash equivalents	—	—	—	(21)	—	(21)
Increase (decrease) in cash and cash equivalents	1	—	—	(304)	—	(303)
Cash and cash equivalents at beginning of period	10	—	—	894	—	904
Cash and cash equivalents at end of period	$11	$—	$—	$590	$—	$601
Cash and cash equivalents of discontinued operations	$—	$—	$—	$43	$—	$43
Cash and cash equivalents of continuing operations	$11	$—	$—	$547	$—	$558

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
As described in Note 21. Discontinued Operations, the Company's previously reported Thermal Systems segment has been classified as discontinued operations for all periods presented. Discontinued operations also includes the Company's thermal original equipment service business, the results of which were previously reported within the Powertrain Systems segment. Certain operations, primarily related to contract manufacturing services, which were previously included within the Thermal Systems reporting segment but which were not included in the scope of the divestiture, are reported in continuing operations within the Electronics and Safety segment for all periods presented. No amounts for shared general and administrative operating expense or interest expense were allocated to discontinued operations.
Included below are sales and operating data for Delphi’s segments for the three months ended March 31, 2016 and 2015.

	Electrical/ Electronic Architecture	Powertrain Systems	Electronics and Safety	Eliminations and Other (1)	Total

	(in millions)
For the Three Months Ended March 31, 2016:
Net sales	$2,277	$1,094	$720	$(40)	$4,051
Depreciation & amortization	$95	$44	$23	$—	$162
Adjusted operating income	$305	$130	$74	$—	$509
Operating income	$260	$117	$64	$—	$441
Equity income	$6	$—	$—	$—	$6
Net income attributable to noncontrolling interest	$7	$8	$—	$—	$15

	Electrical/ Electronic Architecture	Powertrain Systems	Electronics and Safety	Eliminations and Other (1)	Total

	(in millions)
For the Three Months Ended March 31, 2015:
Net sales	$2,078	$1,081	$682	$(44)	$3,797
Depreciation & amortization	$66	$44	$18	$—	$128
Adjusted operating income	$264	$129	$79	$—	$472
Operating income	$253	$121	$72	$—	$446
Equity income	$4	$1	$—	$—	$5
Net income attributable to noncontrolling interest	$8	$8	$—	$—	$16

(1)	Eliminations and Other includes the elimination of inter-segment transactions.
The reconciliation of Adjusted Operating Income to Operating Income includes, as applicable, restructuring, other project and integration costs related to acquisitions and other portfolio transactions, asset impairments and gains (losses) on business divestitures. The reconciliation of Adjusted Operating Income to net income attributable to Delphi for the three months ended March 31, 2016 and 2015 are as follows:

	Electrical/ Electronic Architecture	Powertrain Systems	Electronics and Safety	Eliminations and Other	Total

	(in millions)
For the Three Months Ended March 31, 2016:
Adjusted operating income	$305	$130	$74	$—	$509
Restructuring	(18)	(9)	(8)	—	(35)
Other acquisition and portfolio project costs	(27)	(4)	(2)	—	(33)
Operating income	$260	$117	$64	$—	441
Interest expense					(41)
Other income (expense), net					4
Income from continuing operations before income taxes and equity income					404
Income tax expense					(75)
Equity income, net of tax					6
Income from continuing operations					335
Income from discontinued operations, net of tax					108
Net income					443
Net income attributable to noncontrolling interest					18
Net income attributable to Delphi					$425

	Electrical/ Electronic Architecture	Powertrain Systems	Electronics and Safety	Eliminations and Other	Total

	(in millions)
For the Three Months Ended March 31, 2015:
Adjusted operating income	$264	$129	$79	$—	$472
Restructuring	(4)	(6)	(6)	—	(16)
Other acquisition and portfolio project costs	(5)	(2)	(1)	—	(8)
Asset impairments	(2)	—	—	—	(2)
Operating income	$253	$121	$72	$—	446
Interest expense					(32)
Other income (expense), net					(54)
Income from continuing operations before income taxes and equity income					360
Income tax expense					(61)
Equity income, net of tax					5
Income from continuing operations					304
Loss from discontinued operations, net of tax					(75)
Net income					229
Net income attributable to noncontrolling interest					20
Net income attributable to Delphi					$209

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
On June 30, 2015 the Company closed the sale of its wholly owned Thermal Systems business to MAHLE GmbH ("MAHLE"). The Company received cash proceeds of approximately $670 million and recognized a gain on the divestiture within income from discontinued operations of $271 million (approximately $0.95 per diluted share), net of tax expense of $52 million, transaction costs of $10 million and $18 million of pre-tax post-closing adjustments recorded in the fourth quarter of 2015 primarily related to settlement of working capital items and contingent liabilities. Additional post-closing adjustments of $3 million, primarily related to the settlement of contingent liabilities, were recorded as a reduction to the gain on the divestiture during the three months ended March 31, 2016. In conjunction with the sale, Delphi and MAHLE also entered into a transition services agreement under which Delphi is providing certain administrative and other services, as well as a supply agreement under which Delphi is supplying certain products, primarily for a period of up to eighteen months following the closing of the transaction. Delphi recorded $3 million to other income (expense), net for the three months ended March 31, 2016 for certain fees earned pursuant to the transition services agreement.
On September 24, 2015 the Company closed the sale of its 50 percent interest in its Korea Delphi Automotive Systems Corporation ("KDAC") joint venture, which was accounted for under the equity method and was principally reported as part of the Thermal Systems segment, to the joint venture partner. The Company received cash proceeds of $70 million and recognized a gain on the divestiture of $47 million, net of tax expense, within income from discontinued operations during the three months ended September 30, 2015. For the year ended December 31, 2015, the Company recorded a net loss of $41 million on the KDAC divestiture within income from discontinued operations, which includes the $88 million impairment loss that was recorded in the first quarter of 2015, as further described below.
On March 31, 2016, the Company closed the sale of its 50 percent interest in its Shanghai Delphi Automotive Air Conditioning ("SDAAC") joint venture to one of the Company's joint venture partners, Shanghai Aerospace Automobile Electromechanical Co., Ltd ("SAAE"). The Company received cash proceeds of $62 million, net of tax, transaction costs and $29 million of cash divested, and recognized a gain on the divestiture of $104 million (approximately $0.38 per diluted share), net of tax expense of $10 million and transaction costs, within income from discontinued operations during the three months ended March 31, 2016. The financial results of SDAAC, which were consolidated by Delphi, were historically reported as part of the Thermal Systems segment.
As the divestiture of the Thermal Systems segment, including the Company's interests in SDAAC and KDAC and the thermal original equipment service business, represents a strategic shift that will have a major effect on the Company's operations and financial results, the assets and liabilities, operating results, and operating and investing cash flows for the former Thermal Systems segment are presented as discontinued operations separate from the Company’s continuing operations for all periods presented. Discontinued operations also includes the Company's thermal original equipment service business, which was included in the sale of the wholly owned Thermal Systems business, the results of which were previously reported within the Powertrain Systems segment. Certain operations, primarily related to contract manufacturing services, which were previously included within the Thermal Systems reporting segment, were excluded from the scope of the divestiture, and are reported in continuing operations within the Electronics and Safety segment for all periods presented. No amounts for shared general and administrative operating expense or interest expense were allocated to discontinued operations. Delphi has not had significant continuing involvement with the divested Thermal Systems business following the closing of the transactions.
In the first quarter of 2015, the Company determined that the assets and liabilities of the Thermal Systems segment met the held for sale criteria in accordance with FASB ASC 205, Presentation of Financial Statements. Accordingly, the held for sale Thermal Systems assets and liabilities were reclassified in the consolidated balance sheet to assets held for sale or liabilities held for sale, respectively, as the sale of such assets and liabilities was expected within one year. The Company ceased recording depreciation of the held for sale Thermal Systems assets in the first quarter of 2015. As described above, Delphi completed the divestitures of the wholly owned Thermal Systems business on June 30, 2015, of its 50 percent interest in KDAC on September 24, 2015 and of its 50 percent interest in SDAAC on March 31, 2016. As a result of the completion of the divestitures, there are no assets or liabilities held for sale as of March 31, 2016. The following table summarizes the carrying value of the major classes of assets and liabilities of discontinued operations as of December 31, 2015:

December 31, 2015

(in millions)
Cash and cash equivalents	$44
Accounts receivable, net	79
Inventories, net	17
Property, net	74
Investments in affiliates	—
Intangible assets, net	1
Other assets	8
Total assets of the discontinued operations classified as held for sale	$223

Accounts payable	$97
Accrued liabilities	27
Other liabilities	6
Total liabilities of the discontinued operations classified as held for sale	$130
As of December 31, 2015, there was $109 million of Noncontrolling interest attributable to the Company's partner in the SDAAC joint venture.
Assets and liabilities classified as held for sale were required to be recorded at the lower of carrying value or fair value less costs to sell. Accordingly, an after-tax impairment loss of $88 million (approximately $0.30 per diluted share) was recorded in income from discontinued operations in the first quarter of 2015 based on the evaluation of the fair value of the Company's interest in KDAC as of March 31, 2015 in relation to its carrying value. As of March 31, 2015, the fair value of this interest was estimated to be approximately $32 million, which was determined primarily based on negotiations with a third party and on a non-binding offer from that potential buyer at the time. As described above, the Company subsequently completed the sale of its interest in KDAC for net cash proceeds of $70 million during the third quarter of 2015.

A reconciliation of the major classes of line items constituting pre-tax profit or loss of discontinued operations to income from discontinued operations, net of tax as presented in the consolidated statements of operations is as follows:

	Three Months Ended March 31,
	2016	2015

	(in millions)
Net sales	$78	$373
Cost of sales	67	343
Selling, general and administrative	4	11
Amortization	—	1
Restructuring	—	1
Income from discontinued operations before income taxes and equity income	7	17
Income tax expense on discontinued operations	—	(4)
Gain on divestiture of discontinued operations, net of tax	104	—
Adjustment to prior period gain on divestiture, net of tax	(3)	—
Impairment loss	—	(88)
Income (loss) from discontinued operations, net of tax	108	(75)
Income from discontinued operations attributable to noncontrolling interests	3	4
Net income (loss) from discontinued operations attributable to Delphi	$105	$(79)
Income (loss) from discontinued operations before income taxes attributable to Delphi was $115 million and $(76) million for the three months ended March 31, 2016 and 2015, respectively, which includes $0 million and $1 million, respectively, of income tax expense attributable to noncontrolling interests.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
This Quarterly Report on Form 10-Q, including the exhibits being filed as part of this report, as well as other statements made by Delphi Automotive PLC (“Delphi,” the “Company,” “we,” “us” and “our”), contain forward-looking statements that reflect, when made, the Company’s current views with respect to current events and financial performance. Such forward-looking statements are subject to many risks, uncertainties and factors relating to the Company’s operations and business environment, which may cause the actual results of the Company to be materially different from any future results, express or implied, by such forward-looking statements. All statements that address future operating, financial or business performance or the Company’s strategies or expectations are forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “will,” “should,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “projects,” “potential,” “outlook” or “continue,” and other comparable terminology. Factors that could cause actual results to differ materially from these forward-looking statements include, but are not limited to, the following: global and regional economic conditions, including conditions affecting the credit market; fluctuations in interest rates and foreign currency exchange rates; the cyclical nature of automotive sales and production; the potential disruptions in the supply of and changes in the competitive environment for raw material integral to the Company’s products; the Company’s ability to maintain contracts that are critical to its operations; the ability of the Company to integrate and realize the benefits of recent acquisitions; the ability of the Company to attract, motivate and/or retain key executives; the ability of the Company to avoid or continue to operate during a strike, or partial work stoppage or slow down by any of its unionized employees or those of its principal customers; and the ability of the Company to attract and retain customers. Additional factors are discussed under the captions “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s filings with the Securities and Exchange Commission, including those set forth in the Company's Annual Report on Form 10-K for fiscal year ended December 31, 2015. New risks and uncertainties arise from time to time, and it is impossible for us to predict these events or how they may affect the Company. It should be remembered that the price of the ordinary shares and any income from them can go down as well as up. Delphi disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events and/or otherwise, except as may be required by law.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following management’s discussion and analysis of financial condition and results of operations (“MD&A”) is intended to help you understand the business operations and financial condition of the Company for the three months ended March 31, 2016. This discussion should be read in conjunction with Item 1. Financial Statements. Our MD&A is presented in eight sections:

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
As described in Note 21. Discontinued Operations, during the three months ended March 31, 2016, we completed the final step of our strategy to divest our former Thermal Systems business through the sale of our ownership interest in the Shanghai Delphi Automotive Air Conditioning ("SDAAC") joint venture for net cash proceeds of $62 million. Previously, on June 30, 2015 we completed the sale of the Company's wholly owned Thermal Systems business to MAHLE GmbH ("MAHLE") for net cash proceeds of approximately $660 million, and on September 24, 2015 we completed the sale of our interest in the Korea Delphi Automotive Systems Corporation ("KDAC") joint venture to a separate buyer for net cash proceeds of $70 million. The SDAAC and KDAC joint ventures were previously reported within the Thermal Systems segment. The divestiture of the Thermal Systems business positions us with a strategically focused product portfolio in high-growth spaces to meet consumer preferences for products that address the industry mega-trends of Safe, Green and Connected. Proceeds from the sale will be used to fund future growth initiatives, including acquisitions, as well as share repurchases. As the disposal of the Thermal Systems business represents a strategic shift that will have a major effect on the Company's operations and financial results, the assets and liabilities, operating results, and operating and investing cash flows for the previously reported Thermal Systems segment are presented as discontinued operations separate from the Company’s continuing operations for all periods presented. This Management’s Discussion and Analysis reflects the results of continuing operations, unless otherwise noted.
Our total net sales during the three months ended March 31, 2016 were $4.1 billion, an increase of 7% compared to the same period of 2015. The increase in our total net sales is primarily attributable to continued increased volumes in the North America, Europe and Asia Pacific regions, as well as incremental sales as a result of our acquisition of HellermannTyton Group PLC (“HellermannTyton”) in December 2015. Partially offsetting these increased volumes were reduced sales in our smallest region, South America, due to continuing economic weakness resulting in continued reductions in OEM production schedules in the region. Our overall lean cost structure enabled us to maintain gross margins of nearly 20% in the three months ended March 31, 2016, consistent with the prior year period.
We are focused on maintaining a low fixed cost structure that we believe provides us flexibility to remain profitable throughout the traditional vehicle industry production cycle, including during periods of reduced industry volumes. Accordingly, we will continue to adjust our cost structure and optimize our manufacturing footprint in response to changes in the global and regional automotive markets. As we operate in a cyclical industry that is impacted by movements in the global and regional economies, we continually evaluate opportunities to further adjust our cost structure, as evidenced by the restructuring programs we have implemented in order to align our manufacturing capacity with current automotive production levels, and to continue the rotation of our manufacturing footprint to low cost locations, as described in Note 7. Restructuring. We believe our strong balance sheet coupled with our flexible cost structure will position us to capitalize on improvements in OEM production volumes.
Trends, Uncertainties and Opportunities
Rate of economic recovery. Our business is directly related to automotive sales and automotive vehicle production by our customers. Automotive sales depend on a number of factors, including global and regional economic conditions. Although global automotive vehicle production increased 2% from 2014 to 2015 and is expected to increase by an additional 2% in 2016, the economic recovery has remained uneven from a regional perspective. Vehicle production increased by 4% in both North America and Europe as consumer demand for vehicles increased as a result of these economies strengthening in 2015. Both the North American and European economies are expected to continue to experience moderate improvement, resulting in vehicle production growth of 3% in North America and 2% in Europe in 2016 as compared to 2015. However, despite the continued strengthening in North America and Europe, there has been a recent moderation in the level of economic growth and an increase in market volatility in China, which has resulted in lower automotive production growth rates in China than those previously experienced. Although automotive production in China increased by 4% in 2015 as compared to 2014, and is expected to increase by an additional 4% in 2016, this represents a reduction from the overall level of long-term automotive market growth in the country. Additionally, vehicle production in South America, our smallest region, decreased by 19% in 2015 as compared to 2014, and is expected to decrease by an additional 10% in 2016.
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
Emerging markets growth. Despite the recent moderation in the level of economic growth in China, rising income levels in China and other emerging markets have resulted and are expected to result in stronger growth rates in these markets over the long term. Our strong global presence, and presence in these markets, have positioned us to experience above-market growth rates over the long term. We continue to expand our established presence in emerging markets, positioning us to benefit from the expected long term growth opportunities in these regions. We are capitalizing on our long-standing relationships with the global OEMs and further enhancing our positions with the emerging market OEMs to continue expanding our worldwide leadership. We continue to build upon our extensive geographic reach to capitalize on fast-growing automotive markets. We believe that our presence in low cost countries positions us to realize incremental margin improvements as the global balance of automotive production shifts towards the emerging markets.
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
Market driven products. Our product offerings satisfy the OEMs’ need to meet increasingly stringent government regulations and meet consumer preferences for products that address the mega-trends of Safe, Green and Connected, leading to increased content per vehicle, greater profitability and higher margins. With these offerings, we believe we are well-positioned to benefit from the growing demand for vehicle content related to safety, fuel efficiency, emissions control, electrification, automated features and connectivity to the global information network. Our Electrical/Electronic Architecture and Electronics and Safety segments are benefiting from the substantial increase in vehicle content and electrification requiring a complex and reliable electrical architecture and systems to operate, such as hybrid power electronics, automated advanced driver assistance technologies, electrical vehicle monitoring, active safety systems, lane departure warning systems, integrated vehicle cockpit displays, navigation systems and technologies that enable connected infotainment in vehicles. Our ability to design a reliable electrical architecture that optimizes power distribution and/or consumption is key to satisfying the OEMs’ need to reduce emissions while continuing to meet consumer demand for increased vehicle content and technology. Additionally, our Powertrain Systems segment is also focused on addressing the demand for increased fuel efficiency and emission control through products such as gasoline direct injection (GDi) fuel systems.

Global capabilities. Many OEMs are continuing to adopt global vehicle platforms to increase standardization, reduce per unit cost and increase capital efficiency and profitability. As a result, OEMs are selecting suppliers that have the capability to manufacture products on a worldwide basis, as well as the flexibility to adapt to regional variations. Suppliers with global scale and strong design, engineering and manufacturing capabilities are best positioned to benefit from this trend. Our global footprint enables us to serve the global OEMs on a worldwide basis as we gain market share with the emerging market OEMs. This regional model principally services the North American market out of Mexico, the South American market out of Brazil, the European market out of Eastern Europe and North Africa and the Asia Pacific market out of China, and we have continued to rotate our manufacturing footprint to low cost locations within these regions.
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
We are focused on maintaining a low fixed cost structure that provides us flexibility to remain profitable at all points of the traditional vehicle industry production cycle. As a result, approximately 95% of our hourly workforce is located in low cost countries. Furthermore, we have substantial operational flexibility by leveraging a large workforce of temporary workers, which represented approximately 22% of the hourly workforce as of March 31, 2016. However, we will continue to adjust our cost structure and optimize our manufacturing footprint in response to changes in the global and regional automotive markets, as evidenced by our on-going restructuring programs focused on the continued rotation of our manufacturing footprint to low cost locations in Europe and on aligning manufacturing capacity with the current automotive production levels in South America. As we continue to operate in a cyclical industry that is impacted by movements in the global and regional economies, we continually evaluate opportunities to further refine our cost structure.
We have a strong balance sheet with gross debt of approximately $4.4 billion and substantial available liquidity of approximately $2.0 billion of cash and cash equivalents and available financing under our Revolving Credit Facility and committed European accounts receivable factoring facility (as defined below in Liquidity and Capital Resources) as of March 31, 2016, and no significant U.S. defined benefit or workforce postretirement health care benefits and employer-paid postretirement basic life insurance benefits (“OPEB”) liabilities. We intend to maintain strong financial discipline targeting industry-leading earnings growth, cash flow generation and return on invested capital and to maintain sufficient liquidity to sustain our financial flexibility throughout the industry cycle.
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
Industry consolidation. Consolidation among worldwide suppliers is expected to continue as suppliers seek to achieve operating synergies and value stream efficiencies, acquire complementary technologies, and build stronger customer relationships as OEMs continue to expand globally. We believe companies with strong balance sheets and financial discipline are in the best position to take advantage of the industry consolidation trend. As further described below, on December 18, 2015, we completed the acquisition of HellermannTyton, a leading global manufacturer of high-performance and innovative cable management solutions, which expands our product portfolio within the connected vehicle solutions market and will help us capitalize on the connected car megatrend. We are integrating HellermannTyton into our Electrical/Electronic Architecture segment. Given the timing of the acquisition it is not fully reflected in our 2015 results, and impacts comparability to 2016 results.
We are currently assessing the potential supply chain impacts of the April 2016 earthquakes in Japan, which may directly or indirectly impact various automotive suppliers, and correspondingly, vehicle manufacturer production. We are working closely with our suppliers and customers to minimize any potential adverse impacts, and continue to closely monitor the availability of critical electronic components and customer vehicle production schedules. However, any direct or indirect supply chain disruptions may have a material effect on our financial condition, results of operations or cash flows.
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
Three Months Ended March 31, 2016 versus Three Months Ended March 31, 2015
The results of operations for the three months ended March 31, 2016 and 2015 were as follows:

	Three Months Ended March 31,
	2016		2015		Favorable/(unfavorable)

	(dollars in millions)
Net sales	$4,051		$3,797		$254
Cost of sales	3,265		3,056		(209)
Gross margin	786	19.4%	741	19.5%	45
Selling, general and administrative	277		255		(22)
Amortization	33		24		(9)
Restructuring	35		16		(19)
Operating income	441		446		(5)
Interest expense	(41)		(32)		(9)
Other income (expense), net	4		(54)		58
Income from continuing operations before income taxes and equity income	404		360		44
Income tax expense	(75)		(61)		(14)
Income from continuing operations before equity income	329		299		30
Equity income, net of tax	6		5		1
Income from continuing operations	335		304		31
Income (loss) from discontinued operations, net of tax	108		(75)		183
Net income	443		229		214
Net income attributable to noncontrolling interest	18		20		(2)
Net income attributable to Delphi	$425		$209		$216

Total Net Sales
Below is a summary of our total net sales for the three months ended March 31, 2016 versus March 31, 2015.

	Three Months Ended March 31,			Variance Due To:
	2016	2015	Favorable/(unfavorable)	Volume, net of contractual price reductions	FX	Commodity pass-through	Other	Total

	(in millions)			(in millions)
Total net sales	$4,051	$3,797	$254	$234	$(108)	$(34)	$162	$254
Total net sales for the three months ended March 31, 2016 increased 7% compared to the three months ended March 31, 2015. We experienced volume growth of 8% for the period as a result of increased sales in North America, Europe and Asia Pacific, which was offset by unfavorable currency impacts, primarily related to the Chinese Yuan Renminbi and the Euro, and contractual price reductions. Net sales also increased by a net $162 million as a result of acquisitions and divestitures, reflected in Other above, primarily resulting from the net sales of HellermannTyton for the three months ended March 31, 2016, partially offset by a reduction in sales resulting from the divestiture of our Reception Systems business in the third quarter of 2015. Refer to Note 17. Acquisitions and Divestitures to the consolidated financial statements for additional information regarding acquisitions and divestitures.

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
Cost of sales increased $209 million for the three months ended March 31, 2016 compared to the three months ended March 31, 2015, as summarized below. The Company's material cost of sales was approximately 50% of net sales in both the three months ended March 31, 2016 and March 31, 2015.

	Three Months Ended March 31,			Variance Due To:
	2016	2015	Favorable/(unfavorable)	Volume (a)	FX	Operational performance	Other	Total

	(dollars in millions)			(in millions)
Cost of sales	$3,265	$3,056	$(209)	$(253)	$104	$46	$(106)	$(209)
Gross margin	$786	$741	$45	$(19)	$(4)	$46	$22	$45
Percentage of net sales	19.4%	19.5%

(a)	Presented net of contractual price reductions for gross margin variance.
The increase in cost of sales reflects increased volumes, partially offset by improved operational performance and the impacts from currency exchange for the three month period. The increase in cost of sales is also attributable to the following items in Other above:

•
Net increased costs of $113 million resulting from the operations of the businesses acquired and divested, primarily HellermannTyton, as further described in Note 17. Acquisitions and Divestitures; partially offset by

•	A decrease of $10 million in warranty costs.

Selling, General and Administrative Expense

	Three Months Ended March 31,
	2016	2015	Favorable/ (unfavorable)

	(dollars in millions)
Selling, general and administrative expense	$277	$255	$(22)
Percentage of net sales	6.8%	6.7%
Selling, general and administrative expense ("SG&A") includes administrative expenses, information technology costs and incentive compensation related costs. The increase for the three months ended March 31, 2016 as compared to 2015 is primarily due to the acquisition of HellermannTyton in December 2015.
Amortization

	Three Months Ended March 31,
	2016	2015	Favorable/ (unfavorable)

	(in millions)
Amortization	$33	$24	$(9)
Amortization expense reflects the non-cash charge related to definite-lived intangible assets. The increase in amortization during the three months ended March 31, 2016 compared to 2015 resulted primarily from the acquisition of HellermannTyton in December 2015. In 2016, we expect to incur incremental, non-cash amortization charges of approximately $40 million as a result of the acquisition of HellermannTyton.

Restructuring

	Three Months Ended March 31,
	2016	2015	Favorable/ (unfavorable)

	(dollars in millions)
Restructuring	$35	$16	$(19)
Percentage of net sales	0.9%	0.4%
Restructuring charges recorded during the three months ended March 31, 2016 were primarily due to our on-going restructuring programs, which include workforce reductions as well as plant closures, that were focused on the continued rotation of our manufacturing footprint to low cost locations in Europe, and to align manufacturing capacity with the current automotive production levels in South America.
Restructuring expenses incurred in the three months ended March 31, 2015 were primarily related to on-going restructuring programs, which included workforce reductions as well as plant closures, that were focused on aligning manufacturing capacity with the level of automotive production in Europe and South America, and the rotation of our manufacturing footprint to low cost locations within these regions.
We expect to continue to incur additional restructuring expense in 2016, primarily related to the continued rotation of our manufacturing footprint to low cost locations in Europe. Additionally, as we continue to operate in a cyclical industry that is impacted by movements in the global and regional economies, we continually evaluate opportunities to further adjust our cost structure and optimize our manufacturing footprint. We plan to implement additional restructuring activities in the future, if necessary, in order to align manufacturing capacity and other costs with prevailing regional automotive production levels and locations, and to improve the efficiency and utilization of other locations. Such future restructuring actions are dependent on market conditions, customer actions and other factors.
Refer to Note 7. Restructuring to the consolidated financial statements for additional information.

Interest Expense

	Three Months Ended March 31,
	2016	2015	Favorable/ (unfavorable)

	(in millions)
Interest expense	$41	$32	$(9)
The increase in interest expense reflects the issuance of $650 million of 3.15% senior unsecured notes and $650 million of 4.25% senior unsecured notes in the fourth quarter of 2015, which issuances were conducted principally to finance a portion of the cost to acquire HellermannTyton.
Refer to Note 8. Debt to the consolidated financial statements for additional information.

Other Income, Net

	Three Months Ended March 31,
	2016	2015	Favorable/ (unfavorable)

	(in millions)
Other income (expense), net	$4	$(54)	$58
The increase in other income (expense), net for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015 is primarily the result of Delphi redeeming the 6.125% Senior Notes during the three months ended March 31, 2015, which resulted in a loss on extinguishment of debt of $52 million. During the three months ended March 31, 2016, Delphi recorded $3 million for certain fees earned pursuant to the transition services agreement in connection with the sale of the Company's wholly owned Thermal Systems business, as further described in Note 21. Discontinued Operations to the consolidated financial statements.

Refer to Note 16. Other income, net and Note 8. Debt to the consolidated financial statements included herein for additional information.

Income Taxes

	Three Months Ended March 31,
	2016	2015	Favorable/ (unfavorable)

	(in millions)
Income tax expense	$75	$61	$(14)
The Company’s effective tax rate was impacted by unfavorable geographic income mix in 2016 as compared to 2015, primarily due to changes in the underlying operations of the business and the expiration of tax incentives for certain Chinese subsidiaries related to Hi-Tech Enterprise ("HNTE") status in 2016, which previously made these subsidiaries eligible for a reduced corporate income tax rate. Applications for new 6-year HNTE grants are not permitted prior to the expiration of the prior grants, and Delphi is in the process of making timely submissions pursuant to local requirements. Approval of the applications has historically been obtained in the year of application, at which point these entities would be entitled to use the reduced HNTE income tax rate retroactive to the expiration date of the prior grants. The income tax accounting effect, including the retroactive effect, of a change in tax status is accounted for on the date of approval. Until such time, the income of these subsidiaries is subject to the statutory Chinese corporate income tax rate. The Company’s effective tax rate was also impacted by the tax expense associated with unusual or infrequent items for the respective interim period as illustrated in the following table:

	Three Months Ended March 31,
	2016	2015

	(in millions)
Other change in tax reserves (1)	$1	$1
Other adjustments (2)	4	—
Income tax expense associated with unusual or infrequent items	$5	$1

(1)	For the three months ended March 31, 2016 and March 31, 2015, the tax expense primarily relates to adjustments in tax reserves which were individually insignificant.

(2)	For the three months ended March 31, 2016, the tax expense primarily relates to provision to return adjustments and other items which were individually insignificant.

Equity Income

	Three Months Ended March 31,
	2016	2015	Favorable/ (unfavorable)

	(in millions)
Equity income, net of tax	$6	$5	$1
Equity income, net of tax reflects Delphi’s interest in the results of ongoing operations of entities accounted for as equity-method investments. Equity income was consistent for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015 due to consistent performance of our joint ventures as compared to the prior period.

Income from Discontinued Operations

	Three Months Ended March 31,
	2016	2015	Favorable/ (unfavorable)

	(in millions)
Income (loss) from discontinued operations, net of tax	$108	$(75)	$183

Income from discontinued operations, net of tax reflects the results of the Company's previously reported Thermal Systems segment, which has been reclassified to discontinued operations as a result of the divestiture of this business. Income (loss) from discontinued operations, net of tax increased during the three months ended March 31, 2016 as compared to the three months ended March 31, 2015 primarily due to the recognition of an after-tax gain of $104 million during the three months ended March 31, 2016 from the sale of the Company's interest in its SDAAC joint venture, as compared to an after-tax impairment loss of $88 million that was recorded in income from discontinued operations in the first quarter of 2015 as a result of the evaluation and estimate of the fair value of the Company's interest in its KDAC joint venture in relation to its carrying value at that time.
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

•
Powertrain Systems, which includes extensive systems integration expertise in gasoline, diesel and fuel handling and full end-to-end systems including fuel injection, combustion, electronics controls, test and validation capabilities, aftermarket, and original equipment service.

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
As described in Note 21. Discontinued Operations, the Company's previously reported Thermal Systems segment has been classified as discontinued operations for all periods presented. Discontinued operations also includes the Company's thermal original equipment service business, the results of which were previously reported within the Powertrain Systems segment. Certain operations, primarily related to contract manufacturing services, which were previously included within the Thermal Systems reporting segment but which were not included in the scope of the divestiture, are reported in continuing operations within the Electronics and Safety segment for all periods presented. No amounts for shared general and administrative operating expense or interest expense were allocated to discontinued operations.
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
The reconciliation of Adjusted Operating Income to Operating Income includes, as applicable, restructuring, other acquisition and portfolio project costs (which includes costs incurred to integrate acquired businesses and to plan and execute product portfolio transformation actions, including business and product acquisitions and divestitures), asset impairments and gains (losses) on business divestitures. The reconciliations of Adjusted Operating Income to net income attributable to Delphi for the three months ended March 31, 2016 and 2015 are as follows:

	Electrical/ Electronic Architecture	Powertrain Systems	Electronics and Safety	Eliminations and Other	Total

	(in millions)
For the Three Months Ended March 31, 2016:
Adjusted operating income	$305	$130	$74	$—	$509
Restructuring	(18)	(9)	(8)	—	(35)
Other acquisition and portfolio project costs	(27)	(4)	(2)	—	(33)
Operating income	$260	$117	$64	$—	441
Interest expense					(41)
Other income (expense), net					4
Income from continuing operations before income taxes and equity income					404
Income tax expense					(75)
Equity income, net of tax					6
Income from continuing operations					335
Income from discontinued operations, net of tax					108
Net income					443
Net income attributable to noncontrolling interest					18
Net income attributable to Delphi					$425

	Electrical/ Electronic Architecture	Powertrain Systems	Electronics and Safety	Eliminations and Other	Total

	(in millions)
For the Three Months Ended March 31, 2015:
Adjusted operating income	$264	$129	$79	$—	$472
Restructuring	(4)	(6)	(6)	—	(16)
Other acquisition and portfolio project costs	(5)	(2)	(1)	—	(8)
Asset impairments	(2)	—	—	—	(2)
Operating income	$253	$121	$72	$—	446
Interest expense					(32)
Other income (expense), net					(54)
Income from continuing operations before income taxes and equity income					360
Income tax expense					(61)
Equity income, net of tax					5
Income from continuing operations					304
Loss from discontinued operations, net of tax					(75)
Net income					229
Net income attributable to noncontrolling interest					20
Net income attributable to Delphi					$209

Net sales, gross margin as a percentage of net sales and Adjusted Operating Income by segment for the three months ended March 31, 2016 and 2015 are as follows:

Net Sales by Segment

	Three Months Ended March 31,			Variance Due To:
	2016	2015	Favorable/ (unfavorable)	Volume, net of contractual price reductions	FX	Commodity pass-through	Other	Total

	(in millions)			(in millions)
Electrical/Electronic Architecture	$2,277	$2,078	$199	$97	$(57)	$(34)	$193	$199
Powertrain Systems	1,094	1,081	13	54	(41)	—	—	13
Electronics and Safety	720	682	38	80	(11)	—	(31)	38
Eliminations and Other	(40)	(44)	4	3	1	—	—	4
Total	$4,051	$3,797	$254	$234	$(108)	$(34)	$162	$254

Gross Margin Percentage by Segment

	Three Months Ended March 31,
	2016	2015
Electrical/Electronic Architecture	20.3%	19.2%
Powertrain Systems	18.7%	19.7%
Electronics and Safety	16.4%	18.9%
Eliminations and Other	—%	—%
Total	19.4%	19.5%

Adjusted Operating Income by Segment

	Three Months Ended March 31,			Variance Due To:
	2016	2015	Favorable/ (unfavorable)	Volume, net of contractual price reductions	Operational performance	Other	Total

	(in millions)			(in millions)
Electrical/Electronic Architecture	$305	$264	$41	$1	$6	$34	$41
Powertrain Systems	130	129	1	(9)	20	(10)	1
Electronics and Safety	74	79	(5)	(13)	19	(11)	(5)
Eliminations and Other	—	—	—	—	—	—	—
Total	$509	$472	$37	$(21)	$45	$13	$37
As noted in the table above, Adjusted Operating Income for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015 was impacted by volume and contractual price reductions, including product mix, and operational performance improvements, as well as the following item included in Other in the table above:

•
Net increased adjusted operating income of $20 million resulting from the operations of the businesses acquired and divested, primarily resulting from the operations of HellermannTyton, partially offset by a reduction resulting from the divestiture of our Reception Systems business.

Liquidity and Capital Resources
Overview of Capital Structure
Our liquidity requirements are primarily to fund our business operations, including capital expenditures and working capital requirements, as well as to fund debt service requirements, operational restructuring activities and dividends on share capital. Our primary sources of liquidity are cash flows from operations, our existing cash balance, and as necessary, borrowings under available credit facilities and issuance of long-term debt. To the extent we generate discretionary cash flow we may consider using this additional cash flow for optional prepayments of existing indebtedness, strategic acquisitions, additional share repurchases and/or general corporate purposes. We will also continually explore ways to enhance our capital structure.
As of March 31, 2016, we had cash and cash equivalents of $0.5 billion and net debt (defined as outstanding debt less cash and cash equivalents) of $3.9 billion. We also have access to additional liquidity pursuant to the terms of the $1.5 billion Revolving Credit Facility and the €400 million European accounts receivable factoring facility, of which €350 million is available on a committed basis, as described below.
The following table summarizes our available liquidity, which includes cash, cash equivalents and funds available under our significant committed credit facilities, as of March 31, 2016:

March 31, 2016

(in millions)
Cash and cash equivalents	$463
Revolving Credit Facility, unutilized portion (1)	1,493
Committed European accounts receivable factoring facility, unutilized portion (2)	80
Total available liquidity	$2,036
(1) Availability reduced by $7 million in letters of credit issued under the Credit Agreement as of March 31, 2016.
(2) Based on March 31, 2016 foreign currency rates, subject to the availability of eligible accounts receivable.
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
We also continue to expect to be able to move funds between different countries to manage our global liquidity needs without material adverse tax implications, subject to current monetary policies and to the terms of the Credit Agreement. While a substantial portion of our operating income is generated by our non-U.S. subsidiaries, and as of March 31, 2016, the Company's cash and cash equivalents held by our non-U.S. subsidiaries totaled $444 million, we utilize a combination of strategies, including dividends, cash pooling arrangements, intercompany loan repayments and other distributions and advances to provide the funds necessary to meet our global liquidity needs. There are no significant restrictions on the ability of our subsidiaries to pay dividends or make other distributions to Delphi. If additional non-U.S. cash was needed for our U.S. operations, we would be required to accrue and pay U.S. taxes to repatriate such funds; however, based on our current liquidity needs and repatriation strategies, we do not anticipate a need to repatriate such additional amounts. Additionally, the Company is a U.K. resident taxpayer and as such is not generally subject to U.K. tax on remitted foreign earnings. As a result, we do not anticipate foreign earnings would be subject to a 35% tax rate upon repatriation to the U.K., as is the case when U.S. based companies repatriate earnings to the U.S.
Based on these factors, we believe we possess sufficient liquidity to fund our operations and capital investments in 2016 and beyond.
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
A summary of the ordinary shares repurchased during the three months ended March 31, 2016 and 2015 is as follows:

	Three Months Ended March 31,
	2016	2015
Total number of shares repurchased	5,598,216	3,233,146
Average price paid per share	$66.03	$74.17
Total (in millions)	$370	$240
As of March 31, 2016, approximately $137 million of share repurchases remained available under the January 2015 share repurchase program. During the period from April 1, 2016 to May 3, 2016, the Company repurchased an additional $50 million worth of shares pursuant to a trading plan with set trading instructions established by the Company. As a result, approximately $87 million of share repurchases remain available under the January 2015 share repurchase program. All repurchased shares were retired.
New Share Repurchase Program
In April 2016, the Board of Directors authorized a new share repurchase program of up to $1.5 billion of ordinary shares. This share repurchase program provides for share purchases in the open market or in privately negotiated transactions, depending on share price, market conditions and other factors, as determined by the Company. This program will commence following the completion of the Company's January 2015 share repurchase program described above.
Dividends to Holders of Ordinary Shares
The Company has declared and paid cash dividends per ordinary share during the periods presented as follows:

	Dividend	Amount
	Per Share	(in millions)
2016:
First quarter	$0.29	$80
Total	$0.29	$80
2015:
Fourth quarter	$0.25	$70
Third quarter	0.25	71
Second quarter	0.25	72
First quarter	0.25	73
Total	$1.00	$286
In addition, in April 2016, the Board of Directors declared a regular quarterly cash dividend of $0.29 per ordinary share, payable May 25, 2016 to shareholders of record at the close of business on May 11, 2016.
Acquisitions
PureDepth—On March 23, 2016, Delphi acquired 100% of the equity interests of PureDepth, Inc. ("PureDepth"), a leading provider of 3D display technology, for approximately $15 million. As further described in Note 17. Acquisitions and Divestitures, the acquisition was accounted for as a business combination, with the operating results of PureDepth included within the Company's Electronics and Safety segment from the date of acquisition. The Company acquired PureDepth utilizing cash on hand.
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
Delphi paid 480 pence per HellermannTyton share, or approximately $1.5 billion in the aggregate, net of cash acquired. HellermannTyton had 2014 sales of approximately €600 million (approximately 6% of which were to Delphi and will be eliminated on a consolidated basis). Approximately $242 million of HellermannTyton outstanding debt to third-party creditors was assumed and subsequently paid off. Upon completing the acquisition, Delphi incurred transaction related expenses totaling approximately $23 million, which were recorded within other income (expense), net in the statement of operations in the fourth quarter of 2015. The results of operations of HellermannTyton are reported within the Electrical/Electronic Architecture segment from the date of acquisition.
As further described in Note 17. Acquisitions and Divestitures, the acquisition was accounted for as a business combination, with the total purchase price allocated on a preliminary basis using information available in the fourth quarter of 2015. The allocation of the purchase price could be revised as a result of additional information obtained regarding liabilities assumed, including, but not limited to, contingent liabilities, revisions of provisional estimates of fair values, including, but not limited to, the completion of independent appraisals and valuations related to property, plant and equipment and intangible assets, and certain tax attributes.
Delphi financed the cash payment required to close the acquisition of HellermannTyton primarily with the net proceeds received from the offering of $1.3 billion of 2015 Senior Notes, as further described below, with the remainder of the purchase price funded with cash on hand that was received from the sale of the Company's Thermal Systems business, as further described below.
Control-Tec—On November 30, 2015, Delphi acquired Control-Tec, LLC ("Control-Tec"), a leading provider of telematics and cloud-hosted data analytics solutions. The Company paid $104 million at closing, with an additional cash payment of up to $40 million due upon the achievement of certain financial performance metrics over a future 3-year period. As further described in Note 17. Acquisitions and Divestitures, the acquisition was accounted for as a business combination, with the operating results of Control-Tec included within the Company's Electronics and Safety segment from the date of acquisition. The Company acquired Control-Tec utilizing cash on hand.
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
Divestitures
Thermal Systems—On June 30, 2015 the Company closed the sale of its wholly owned Thermal Systems business to MAHLE GmbH ("MAHLE"). The Company received net cash proceeds of approximately $660 million and recognized an after-tax gain on the divestiture of $271 million in 2015. Post-closing adjustments of $3 million, primarily related to the settlement of contingent liabilities, were recorded as a reduction to the gain on the divestiture during the three months ended March 31, 2016. Proceeds received from the sale will be used to fund future growth initiatives, including acquisitions, as well as share repurchases.
On September 24, 2015 the Company closed the sale of its 50 percent interest in its Korea Delphi Automotive Systems Corporation ("KDAC") joint venture, which was accounted for under the equity method and was principally reported as part of the Thermal Systems segment, to the joint venture partner. The Company received cash proceeds of $70 million and recognized a gain on the divestiture of $47 million, net of tax expense, within income from discontinued operations during the three months ended September 30, 2015. For the year ended December 31, 2015, the Company recorded a net loss of $41 million on the KDAC divestiture within income from discontinued operations, which includes the $88 million impairment loss recorded in the first quarter of 2015, as further described below.
On March 31, 2016, Delphi closed the sale of its 50 percent interest in its Shanghai Delphi Automotive Air Conditioning ("SDAAC") joint venture to one of Delphi's joint venture partners, Shanghai Aerospace Automobile Electromechanical Co., Ltd ("SAAE"). The Company received cash proceeds of $62 million, net of tax, transaction costs and $29 million of cash divested, and recognized an after-tax gain on the divestiture of $104 million within income from discontinued operations during the three months ended March 31, 2016. The financial results of SDAAC, which were consolidated by Delphi, were historically reported as part of the Thermal Systems segment.
Accordingly, the Thermal Systems business has been classified as discontinued operations. Refer to Note 21. Discontinued Operations for further disclosure related to the Company's discontinued operations. The disposal of the Thermal Systems business did not have a material impact on our liquidity or capital resources, and we have not had significant continuing involvement with the divested Thermal Systems business following the closing of the transactions.
Reception Systems—On July 31, 2015, Delphi completed the sale of its Reception Systems business, which was previously reported within the Electronics and Safety segment, and received net cash proceeds of approximately $25 million. The net sales of this business were approximately $55 million for the six months ended June 30, 2015.
Argentina Businesses—On April 21, 2015, Delphi completed the exit of its Electrical Wiring business located in Argentina, which was previously reported within the Electrical/Electronic Architecture segment. Delphi recognized a loss on the divestiture of this business of $14 million within cost of sales in the second quarter of 2015, which included a cash payment by Delphi to the buyer of $7 million. On December 10, 2015, Delphi completed the exit of its Electronics business located in Argentina, which was previously reported within the Electronics and Safety segment. The net sales of this business in 2015 prior to the divestiture were approximately $34 million. Delphi recognized a loss on the divestiture of this business of $33 million within cost of sales in the fourth quarter of 2015, which included a cash payment by Delphi to the buyer of $7 million.
Credit Agreement
Delphi Corporation (the "Issuer") entered into a credit agreement (the "Credit Agreement") with JPMorgan Chase Bank, N.A., as lead arranger and administrative agent (the "Administrative Agent"), under which it maintains senior secured credit facilities currently consisting of a term loan (the “Tranche A Term Loan”) and a revolving credit facility of $1.5 billion (the “Revolving Credit Facility”). The Credit Agreement was entered into in March 2011 and has been subsequently amended and restated on several occasions. The Tranche A Term Loan and the Revolving Credit Facility mature on March 1, 2018. The Credit Agreement also includes an accordion feature that permits the Issuer to increase, from time to time, the aggregate borrowing capacity under the Credit Agreement by an additional $1 billion (or a greater amount based upon a formula set forth in the Credit Agreement) upon the Issuer's request, the agreement of the lenders participating in the increase, and the approval of the Administrative Agent and existing lenders.
As of March 31, 2016, there were no amounts drawn on the Revolving Credit Facility and approximately $7 million in letters of credit issued under the Credit Agreement. Letters of credit issued under the Credit Agreement reduce availability under the Revolving Credit Facility. The maximum amount drawn under the Revolving Credit Facility during the three months ended March 31, 2016 to manage intra-month working capital requirements was $272 million.
Loans under the Credit Agreement bear interest, at the Issuer's option, at either (a) the Administrative Agent’s Alternate Base Rate (“ABR” as defined in the Credit Agreement) or (b) the London Interbank Offered Rate (the “Adjusted LIBO Rate” as defined in the Credit Agreement) (“LIBOR”) plus in either case a percentage per annum as set forth in the table below (the “Applicable Rate”). The Applicable Rates under the Credit Agreement on the specified dates are set forth below:

	March 31, 2016		December 31, 2015
	LIBOR plus	ABR plus	LIBOR plus	ABR plus
Revolving Credit Facility	1.00%	0.00%	1.00%	0.00%
Tranche A Term Loan	1.00%	0.00%	1.00%	0.00%
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
The interest rate period with respect to LIBOR interest rate options can be set at one-, two-, three-, or six-months as selected by the Issuer in accordance with the terms of the Credit Agreement (or other period as may be agreed by the applicable lenders), but payable no less than quarterly. The Issuer may elect to change the selected interest rate in accordance with the provisions of the Credit Agreement. As of March 31, 2016, the Issuer selected the one-month LIBOR interest rate option on the Tranche A Term Loan, and the rate effective as of March 31, 2016, as detailed in the table below, was based on the Issuer's current credit rating and the Applicable Rate for the Credit Agreement:

		Borrowings as of
		March 31, 2016	Rate effective as of
	Applicable Rate	(in millions)	March 31, 2016
Tranche A Term Loan	LIBOR plus 1.00%	$400	1.50%
All principal payment obligations with respect to the Tranche A Term Loan have been satisfied through March 1, 2018. Borrowings under the Credit Agreement are prepayable at the Issuer's option without premium or penalty. The Credit Agreement also contains certain mandatory prepayment provisions in the event the Company receives net cash proceeds from certain asset sales or casualty events. No mandatory prepayments under these provisions have been made or are due through March 31, 2016.
The Credit Agreement contains certain covenants that limit, among other things, the Company’s (and the Company’s subsidiaries’) ability to incur certain additional indebtedness or liens, to dispose of certain assets, to make certain investments, to prepay certain indebtedness and to pay dividends, or to make other distributions or redemptions/repurchases, in respect of the Company’s equity interests. In addition, the Credit Agreement requires that the Company maintain a consolidated leverage ratio (the ratio of Consolidated Total Indebtedness to Consolidated EBITDA, each as defined in the Credit Agreement) of less than 2.75 to 1.0. The Credit Agreement also contains events of default customary for financings of this type. The Company was in compliance with the Credit Agreement covenants as of March 31, 2016. The Company has satisfied credit rating-related conditions to the suspension of many of the restrictive covenants and the mandatory prepayment provisions relating to asset sales and casualty events discussed above, as well as for the release of security interests and guarantees of additional subsidiaries of Delphi Automotive PLC that are not direct or indirect parent companies of the Issuer. Such covenants and prepayment obligations are required to be reinstated, and such security interests and subsidiary guarantees may be reinstated at the election of the lenders, if the applicable credit rating criteria are no longer satisfied.
As of March 31, 2016, all obligations under the Credit Agreement are borrowed by Delphi Corporation and jointly and severally guaranteed by its direct and indirect parent companies, subject to certain exceptions set forth in the Credit Agreement.
Senior Unsecured Notes
On May 17, 2011, Delphi Corporation issued $500 million of 5.875% senior unsecured notes due 2019 (the "5.875% Senior Notes") and $500 million of 6.125% senior unsecured notes due 2021 (the "6.125% Senior Notes") (collectively, the “2011 Senior Notes”) in a transaction exempt from registration under Rule 144A and Regulation S of the Securities Act of 1933 (the “Securities Act”). The net proceeds of approximately $1 billion as well as cash on hand were used to pay down amounts outstanding under the Credit Agreement. In May 2012, Delphi Corporation completed a registered exchange offer for all of the 2011 Senior Notes. No proceeds were received by Delphi Corporation as a result of the exchange. In March 2014, Delphi redeemed for cash the entire $500 million aggregate principal amount outstanding of the 5.875% Senior Notes, financed by a portion of the proceeds received from the issuance of the 2014 Senior Notes, as defined below. In March 2015, Delphi redeemed for cash the entire $500 million aggregate principal amount outstanding of the 6.125% Senior Notes, financed by a portion of the proceeds from the issuance of the 2015 Euro-denominated Senior Notes, as defined below. As a result of the redemption of the 2011 Senior Notes, Delphi recognized a loss on debt extinguishment of approximately $52 million during the three months ended March 31, 2015.
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
On March 10, 2015, Delphi Automotive PLC issued €700 million in aggregate principal amount of 1.50% Euro-denominated senior unsecured notes due 2025 (the “2015 Euro-denominated Senior Notes”) in a transaction registered under the Securities Act. The 2015 Euro-denominated Senior Notes were priced at 99.54% of par, resulting in a yield to maturity of 1.55%. The proceeds were primarily utilized to redeem the 6.125% Senior Notes, and to fund future growth initiatives, such as acquisitions, and share repurchases. Delphi incurred approximately $5 million of issuance costs in connection with the 2015 Euro-denominated Senior Notes. Interest is payable annually on March 10. The Company has designated the 2015 Euro-denominated Senior Notes as a net investment hedge of the foreign currency exposure of its investments in certain Euro-denominated subsidiaries. Refer to Note. 14. Derivatives and Hedging Activities to the consolidated financial statements for further information.
On November 19, 2015, Delphi Automotive PLC issued $1.3 billion in aggregate principal amount of senior unsecured notes in a transaction registered under the Securities Act, comprised of $650 million of 3.15% senior unsecured notes due 2020 (the "3.15% Senior Notes") and $650 million of 4.25% senior unsecured notes due 2026 (the "4.25% Senior Notes") (collectively, the "2015 Senior Notes"). The 3.15% Senior Notes were priced at 99.784% of par, resulting in a yield to maturity of 3.197%, and the 4.25% Senior Notes were priced at 99.942% of par, resulting in a yield to maturity of 4.256%. The proceeds were primarily utilized to fund a portion of the cash consideration for the acquisition of HellermannTyton, as further described in Note. 17. Acquisitions and Divestitures, and for general corporate purposes, including the payment of fees and expenses associated with the HellermannTyton acquisition and the related financing transaction. Delphi incurred approximately $8 million of issuance costs in connection with the 2015 Senior Notes. Interest on the 3.15% Senior Notes is payable semi-annually on May 19 and November 19 of each year to holders of record at the close of business on May 4 or November 4 immediately preceding the interest payment date. Interest on the 4.25% Senior Notes is payable semi-annually on January 15 and July 15 of each year to holders of record at the close of business on January 1 or July 1 immediately preceding the interest payment date.
Although the specific terms of each indenture governing each series of senior notes vary, the indentures contain certain restrictive covenants, including with respect to Delphi's (and Delphi's subsidiaries) ability to incur liens, enter into sale and leaseback transactions and merge with or into other entities. As of March 31, 2016, the Company was in compliance with the provisions of all series of the outstanding senior notes.
The 2013 Senior Notes and 2014 Senior Notes issued by Delphi Corporation are fully and unconditionally guaranteed, jointly and severally, by Delphi Automotive PLC and by certain of Delphi Automotive PLC's direct and indirect subsidiaries which are directly or indirectly 100% owned by Delphi Automotive PLC, subject to customary release provisions (other than in the case of Delphi Automotive PLC). The 2015 Euro-denominated Senior Notes and 2015 Senior Notes issued by Delphi Automotive PLC are fully and unconditionally guaranteed, jointly and severally, by certain of Delphi Automotive PLC's direct and indirect subsidiaries (including Delphi Corporation), which are directly or indirectly 100% owned by Delphi Automotive PLC, subject to customary release provisions. Refer to Note 19. Supplemental Guarantor and Non-Guarantor Condensed Consolidating Financial Statements to the consolidated financial statements for additional information.
Other Financing
Receivable factoring—Delphi maintains a €400 million European accounts receivable factoring facility, of which €350 million is available on a committed basis. This facility is accounted for as short-term debt and borrowings are subject to the availability of eligible accounts receivable. Collateral is not required related to these trade accounts receivable. This program began in July 2013 with an original term of 4 years, and will automatically renew on an indefinite basis unless terminated by either party. Borrowings bear interest at LIBOR plus 1.05% for borrowings denominated in pounds sterling and Euro Interbank Offered Rate ("EURIBOR") plus 0.80% for borrowings denominated in Euros. As of March 31, 2016 and December 31, 2015, $315 million and $0 million, respectively, was outstanding under the European accounts receivable factoring facility. As of March 31, 2016, the interest rate effective on these borrowings was approximately 0.58%, based on the mix of currencies borrowed. Amounts drawn as of March 31, 2016 were principally related to managing working capital requirements. The maximum amount drawn under the European facility during the three months ended March 31, 2016 to manage working capital requirements was $436 million.
The Company has entered into arrangements with various financial institutions to sell eligible trade receivables from certain aftermarket customers in North America. These arrangements can be terminated at any time subject to prior written notice. The receivables under these arrangements are sold without recourse to the Company and are therefore accounted for as true sales. During the three months ended March 31, 2016 and March 31, 2015, $32 million and $27 million of receivables were sold under these arrangements, and expenses of less than $1 million and $1 million, respectively, were recognized within interest expense.
Capital leases and other—As of March 31, 2016 and December 31, 2015, approximately $81 million and approximately $77 million, respectively, of other debt issued by certain non-U.S. subsidiaries and capital lease obligations were outstanding.
Government programs—Delphi commonly seeks manufacturing development and financial assistance incentive programs that may be awarded by government entities. Delphi has numerous technology and manufacturing development programs that are competitively awarded from agencies of the U.S. Federal Government. These U.S. based programs are from the U.S. Department of Transportation (“DOT”), the U.S. Department of Energy (“DOE”), and the U.S. Department of Defense (“DoD”). We received approximately $1 million from these Federal agencies during the three months ended March 31, 2016 for work performed. We continue to pursue many technology development programs by bidding on competitively procured programs from DOT, DOE and DoD. Some of these programs were bid with us being the lead or “Prime Contractor”, and some were bid with us as a “Subrecipient” to the Prime Contractor.
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
We utilize a combination of strategies, including dividends, cash pooling arrangements, intercompany loan structures and other distributions and advances to provide the funds necessary to meet our global liquidity needs. We utilize a global cash pooling arrangement to consolidate and manage our global cash balances, which enables us to efficiently move cash into and out of a number of the countries in which we operate.
Operating activities—Net cash provided by operating activities from continuing operations totaled $268 million and $121 million for the three months ended March 31, 2016 and 2015, respectively. Cash flow from operating activities from continuing operations for the three months ended March 31, 2016 consisted primarily of net earnings from continuing operations of $335 million increased by $177 million for non-cash charges for depreciation, amortization, and pension costs, partially offset by $262 million related to changes in operating assets and liabilities, net of restructuring and pension contributions. Cash flow from operating activities from continuing operations for the three months ended March 31, 2015 consisted primarily of net earnings from continuing operations of $304 million increased by $200 million for non-cash charges for depreciation, amortization, pension costs and extinguishment of debt, partially offset by $393 million related to changes in operating assets and liabilities, net of restructuring and pension contributions.
Investing activities—Net cash used in investing activities from continuing operations totaled $220 million and $213 million for the three months ended March 31, 2016 and 2015, respectively. The increase is primarily attributable to $27 million of increased capital expenditures, the cost of business acquisitions and technology investments of $18 million during the first quarter of 2016 and $15 million paid to settle option contracts entered into in conjunction with the acquisition of HellermannTyton, partially offset by the net proceeds of $52 million received from the sale of discontinued operations during the three months ended March 31, 2016.
Financing activities—Net cash used in financing activities totaled $166 million and $167 million for the three months ended March 31, 2016 and 2015, respectively. Cash flows used in financing activities for the three months ended March 31, 2016 primarily include $358 million paid to repurchase ordinary shares and $80 million of dividend payments, partially offset by $315 million drawn on the Company's European accounts receivable factoring program as of March 31, 2016. During the three months ended March 31, 2015, the Company received net proceeds of approximately $753 million from the issuance of the 2015 Euro-denominated Senior Notes, which were partially utilized to redeem the 6.125% Senior Notes. Additionally, $240 million was paid to repurchase ordinary shares and $73 million of dividend payments were made.

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

Critical Accounting Estimates
There have been no significant changes in our critical accounting estimates during the three months ended March 31, 2016.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes to the information concerning our exposures to market risk as stated in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. As described in the Form 10-K, we have currency exposures related to buying, selling and financing in currencies other than the local functional currencies in which we operate ("transactional exposure"). We also have currency exposures related to the translation of the financial statements of our non-U.S. subsidiaries that use the local currency as their functional currency into U.S. dollars, the Company's reporting currency ("translational exposure"). As described in Note. 14. Derivatives and Hedging Activities to the consolidated financial statements, to manage this risk, the Company designates certain qualifying instruments as net investment hedges of certain non-U.S. subsidiaries. The effective portion of the gains or losses on instruments designated as net investment hedges are recognized within the cumulative translation adjustment component of OCI to offset changes in the value of the net investment in these foreign currency-denominated operations.

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
As of March 31, 2016, the Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated, for disclosure purposes, the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective to provide reasonable assurance that the desired control objectives were achieved as of March 31, 2016.
Changes in Internal Control over Financial Reporting
There were no material changes in the Company’s internal controls over financial reporting during the three months ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting. As noted in our Annual Report on Form 10-K for the year ended December 31, 2015, given the timing of the acquisition in 2015, the Company is integrating the acquired operations of HellermannTyton Group PLC ("HellermannTyton") into the Company's operations, compliance programs and internal control processes. Specifically, as permitted by SEC rules and regulations, the Company has excluded HellermannTyton from management's evaluation of internal controls over financial reporting at December 31, 2015.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
We are from time to time subject to various actions, claims, suits, government investigations, and other proceedings incidental to our business, including those arising out of alleged defects, breach of contracts, competition and antitrust matters, product warranties, intellectual property matters, personal injury claims and employment-related matters. For a description of risks related to various legal proceedings and claims, see Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2015. For a description of our outstanding material legal proceedings, see Note 10. Commitments and Contingencies to the unaudited consolidated financial statements included in this report.
ITEM 1A. RISK FACTORS
There have been no material changes in risk factors for the Company in the period covered by this report. For information regarding factors that could affect the Company’s results of operations, financial condition and liquidity, see the risk factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
A summary of our ordinary shares repurchased during the three months ended March 31, 2016, is shown below:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (in millions) (3)
January 1, 2016 to January 31, 2016	697,914	$71.64	697,914	$457
February 1, 2016 to February 29, 2016	2,774,688	61.24	2,774,688	287
March 1, 2016 to March 31, 2016	2,125,614	70.43	2,125,614	137
Total	5,598,216	66.03	5,598,216

(1)
The total number of shares purchased under the Board authorized plans are described below. The number of shares purchased excludes the 659,097 shares granted for vested RSUs during the three months ended March 31, 2016 that were withheld to cover minimum withholding taxes.

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

ITEM 6. EXHIBITS

Exhibit Number	Description
10.1	Form of Officer Performance-Based RSU Award pursuant to the Delphi Automotive PLC Long-Term Incentive Plan, as amended and restated, effective 2016*+
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer*
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	XBRL Instance Document#
101.SCH	XBRL Taxonomy Extension Schema Document#
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document#
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document#
101.LAB	XBRL Taxonomy Extension Label Linkbase Document#
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document#
* Filed herewith.
+ Management contract or compensatory plan or arrangement.
# Filed electronically with the Report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DELPHI AUTOMOTIVE PLC

/s/ Joseph R. Massaro
By: Joseph R. Massaro
Chief Financial Officer and
Senior Vice President
Dated: May 4, 2016