Form 10-Q
period 2016-06-30
Delphi Automotive PLC
filed 2016-08-03
CIK 1521332

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________________________________________________
FORM 10-Q
__________________________________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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
The number of the registrant’s ordinary shares outstanding, $0.01 par value per share as of July 29, 2016, was 272,764,736.

DELPHI AUTOMOTIVE PLC

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
DELPHI AUTOMOTIVE PLC
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

	(in millions, except per share amounts)
Net sales	$4,206	$3,858	$8,257	$7,655
Operating expenses:
Cost of sales	3,348	3,076	6,613	6,132
Selling, general and administrative	279	261	556	516
Amortization	34	23	67	47
Restructuring (Note 7)	154	17	189	33
Total operating expenses	3,815	3,377	7,425	6,728
Operating income	391	481	832	927
Interest expense	(41)	(30)	(82)	(62)
Other (expense) income, net (Note 16)	(2)	(2)	2	(56)
Income from continuing operations before income taxes and equity income	348	449	752	809
Income tax expense	(84)	(80)	(159)	(141)
Income from continuing operations before equity income	264	369	593	668
Equity income, net of tax	7	—	13	5
Income from continuing operations	271	369	606	673
Income from discontinued operations, net of tax (Note 21)	—	298	108	223
Net income	271	667	714	896
Net income attributable to noncontrolling interest	13	22	31	42
Net income attributable to Delphi	$258	$645	$683	$854

Amounts attributable to Delphi:
Income from continuing operations	$258	$350	$578	$638
Income from discontinued operations	—	295	105	216
Net income	$258	$645	$683	$854

Basic net income per share:
Continuing operations	$0.95	$1.22	$2.10	$2.21
Discontinued operations	—	1.02	0.38	0.74
Basic net income per share attributable to Delphi	$0.95	$2.24	$2.48	$2.95
Weighted average number of basic shares outstanding	272.92	287.77	274.77	289.33

Diluted net income per share:
Continuing operations	$0.94	$1.21	$2.10	$2.20
Discontinued operations	—	1.02	0.38	0.74
Diluted net income per share attributable to Delphi	$0.94	$2.23	$2.48	$2.94
Weighted average number of diluted shares outstanding	273.37	288.85	275.20	290.32

Cash dividends declared per share	$0.29	$0.25	$0.58	$0.50
See notes to consolidated financial statements.

DELPHI AUTOMOTIVE PLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

	(in millions)
Net income	$271	$667	$714	$896
Other comprehensive (loss) income:
Currency translation adjustments	(56)	61	(19)	(173)
Net change in unrecognized gain (loss) on derivative instruments, net of tax (Note 14)	26	(2)	49	(6)
Employee benefit plans adjustment, net of tax	17	(5)	22	22
Other comprehensive (loss) income	(13)	54	52	(157)
Comprehensive income	258	721	766	739
Comprehensive income attributable to noncontrolling interests	10	23	29	41
Comprehensive income attributable to Delphi	$248	$698	$737	$698
See notes to consolidated financial statements.

DELPHI AUTOMOTIVE PLC
CONSOLIDATED BALANCE SHEETS

	June 30, 2016	December 31, 2015
	(Unaudited)

	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$437	$535
Restricted cash	1	1
Accounts receivable, net	2,900	2,750
Inventories (Note 3)	1,318	1,181
Other current assets (Note 4)	395	431
Current assets held for sale (Note 21)	—	223
Total current assets	5,051	5,121
Long-term assets:
Property, net	3,430	3,377
Investments in affiliates	96	94
Intangible assets, net (Note 2)	1,345	1,383
Goodwill (Note 2)	1,571	1,539
Other long-term assets (Note 4)	464	459
Total long-term assets	6,906	6,852
Total assets	$11,957	$11,973
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt (Note 8)	$97	$52
Accounts payable	2,527	2,541
Accrued liabilities (Note 5)	1,275	1,204
Current liabilities held for sale (Note 21)	—	130
Total current liabilities	3,899	3,927
Long-term liabilities:
Long-term debt (Note 8)	3,969	3,956
Pension benefit obligations	807	854
Other long-term liabilities (Note 5)	512	503
Total long-term liabilities	5,288	5,313
Total liabilities	9,187	9,240
Commitments and contingencies (Note 10)
Shareholders’ equity:
Preferred shares, $0.01 par value per share, 50,000,000 shares authorized, none issued and outstanding	—	—
Ordinary shares, $0.01 par value per share, 1,200,000,000 shares authorized, 272,764,736 and 278,208,470 issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	3	3
Additional paid-in-capital	1,608	1,653
Retained earnings	1,749	1,627
Accumulated other comprehensive loss (Note 13)	(979)	(1,033)
Total Delphi shareholders’ equity	2,381	2,250
Noncontrolling interest	389	483
Total shareholders’ equity	2,770	2,733
Total liabilities and shareholders’ equity	$11,957	$11,973
See notes to consolidated financial statements.

DELPHI AUTOMOTIVE PLC
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
	2016	2015

	(in millions)
Cash flows from operating activities:
Net income	$714	$896
Income from discontinued operations, net of tax	108	223
Income from continuing operations	606	673
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	285	216
Amortization	67	47
Amortization of deferred debt issuance costs	5	5
Restructuring expense, net of cash paid	93	(32)
Deferred income taxes	9	—
Pension and other postretirement benefit expenses	31	40
Income from equity method investments, net of dividends received	(9)	2
Loss on extinguishment of debt	—	52
(Gain) loss on sale of assets	(1)	19
Share-based compensation	28	35
Changes in operating assets and liabilities:
Accounts receivable, net	(141)	(303)
Inventories	(136)	(141)
Other assets	7	18
Accounts payable	75	182
Accrued and other long-term liabilities	(19)	(106)
Other, net	(18)	(35)
Pension contributions	(39)	(37)
Net cash provided by operating activities from continuing operations	843	635
Net cash provided by operating activities from discontinued operations	—	34
Net cash provided by operating activities	843	669
Cash flows from investing activities:
Capital expenditures	(412)	(360)
Proceeds from sale of property / investments	8	3
Net proceeds from divestiture of discontinued operations	52	660
Cost of business acquisitions, net of cash acquired	(15)	—
Cost of technology investments	(3)	(23)
Payments associated with business disposals	—	(7)
Settlement of derivatives	(16)	—
Net cash (used in) provided by investing activities from continuing operations	(386)	273
Net cash used in investing activities from discontinued operations	(4)	(65)
Net cash (used in) provided by investing activities	(390)	208
Cash flows from financing activities:
Net proceeds under other short-term debt agreements	51	7
Repayment of senior notes	—	(546)
Proceeds from issuance of senior notes, net of issuance costs	—	753
Dividend payments of consolidated affiliates to minority shareholders	(12)	(13)
Repurchase of ordinary shares	(435)	(542)
Distribution of cash dividends	(159)	(145)
Taxes withheld and paid on employees' restricted share awards	(40)	(58)
Net cash used in financing activities	(595)	(544)
Effect of exchange rate fluctuations on cash and cash equivalents	—	(2)
(Decrease) increase in cash and cash equivalents	(142)	331
Cash and cash equivalents at beginning of the period	579	904
Cash and cash equivalents at end of the period	$437	$1,235
Cash and cash equivalents of discontinued operations	$—	$64
Cash and cash equivalents of continuing operations	$437	$1,171
See notes to consolidated financial statements.

DELPHI AUTOMOTIVE PLC
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (Unaudited)

	Ordinary Shares
	Number of Shares	Amount	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Delphi Shareholders’ Equity	Noncontrolling Interest	Total Shareholders’ Equity

	(in millions)
Balance at January 1, 2016	278	$3	$1,653	$1,627	$(1,033)	$2,250	$483	$2,733
Net income	—	—	—	683	—	683	31	714
Other comprehensive income	—	—	—	—	54	54	(2)	52
Dividends on ordinary shares	—	—	2	(161)	—	(159)	—	(159)
Dividend payments of consolidated affiliates to minority shareholders	—	—	—	—	—	—	(22)	(22)
Taxes withheld on employees' restricted share award vestings	—	—	(40)	—	—	(40)	—	(40)
Repurchase of ordinary shares	(7)	—	(35)	(400)	—	(435)	—	(435)
Divestiture of business	—	—	—	—	—	—	(101)	(101)
Share-based compensation	2	—	28	—	—	28	—	28
Balance at June 30, 2016	273	$3	$1,608	$1,749	$(979)	$2,381	$389	$2,770
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
During the three and six months ended June 30, 2016, Delphi received a dividend of $4 million from one of its equity method investments. During the three and six months ended June 30, 2015, Delphi received a dividend of $8 million from one of its equity method investments. The dividends were recognized as a reduction to the investment and represented a return on investment included in cash flows from operating activities.
Investments in affiliates accounted for under the cost method totaled $26 million and $23 million as of June 30, 2016 and December 31, 2015, respectively, and are classified within other long-term assets in the consolidated balance sheet.
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
Intangible assets—Intangible assets were $1,345 million and $1,383 million as of June 30, 2016 and December 31, 2015, respectively. Delphi amortizes definite-lived intangible assets over their estimated useful lives. Delphi has definite-lived intangible assets related to patents and developed technology, customer relationships and trade names. Indefinite-lived in-process research and development intangible assets are not amortized, but are tested for impairment annually, or more frequently when indicators of potential impairment exist, until the completion or abandonment of the associated research and development efforts. The Company also has intangible assets related to acquired trade names that are classified as indefinite-lived when there are no foreseeable limits on the periods of time over which they are expected to contribute cash flows. These indefinite-lived trade name assets are tested for impairment annually, or more frequently when indicators of potential impairment exist. Costs to renew or extend the term of acquired intangible assets are recognized as expense as incurred. Amortization expense was $34 million and $67 million for the three and six months ended June 30, 2016 and $23 million and $47 million for the three and six months ended June 30, 2015, respectively.
Goodwill—Goodwill is the excess of the purchase price over the estimated fair value of identifiable net assets acquired in business combinations. The Company tests goodwill for impairment annually in the fourth quarter, or more frequently when indications of potential impairment exist. The Company monitors the existence of potential impairment indicators throughout the fiscal year. The Company tests for goodwill impairment at the reporting unit level. Our reporting units are the components of operating segments which constitute businesses for which discrete financial information is available and is regularly reviewed by segment management.
The impairment test involves first qualitatively assessing goodwill for impairment. If the qualitative assessment is not met the Company then performs a quantitative assessment by first comparing the estimated fair value of each reporting unit to its carrying value, including goodwill. Fair value reflects the price a market participant would be willing to pay in a potential sale of the reporting unit. If the fair value exceeds carrying value, then we conclude that no goodwill impairment has occurred. If the carrying value of the reporting unit exceeds its estimated fair value, a second step is required to measure possible goodwill impairment loss. The second step includes hypothetically valuing the tangible and intangible assets and liabilities of the reporting unit as if the reporting unit had been acquired in a business combination. Then, the implied fair value of the reporting unit's goodwill is compared to the carrying value of that goodwill. If the carrying value of the reporting unit's goodwill exceeds the implied fair value of the goodwill, the Company recognizes an impairment loss in an amount equal to the excess, not to exceed the carrying value. There were no indicators of potential goodwill impairment during the six months ended June 30, 2016. Goodwill was $1,571 million and $1,539 million as of June 30, 2016 and December 31, 2015, respectively.
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
Discontinued operations—The Company reports financial results for discontinued operations separately from continuing operations to distinguish the financial impact of disposal transactions from ongoing operations. Discontinued operations reporting occurs only when the disposal of a component or a group of components of the Company represents a strategic shift that will have a major effect on the Company's operations and financial results. During the year ended December 31, 2015, Delphi completed the divestitures of the Company's wholly owned Thermal Systems business and the Company's interest in its KDAC joint venture. During the six months ended June 30, 2016, Delphi completed the divestiture of its interest in its Shanghai Delphi Automotive Air Conditioning ("SDAAC") joint venture. Delphi's interests in the KDAC and SDAAC joint ventures were previously reported within the Thermal Systems segment. Accordingly, the assets and liabilities, operating results and operating and investing cash flows for the previously reported Thermal Systems segment are presented as discontinued operations separate from the Company’s continuing operations and segment results for all periods presented in these consolidated financial statements and the notes to the consolidated financial statements, unless otherwise noted. Refer to Note 21. Discontinued Operations for further information regarding the Company's discontinued operations.
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
Restructuring—Delphi continually evaluates alternatives to align the business with the changing needs of its customers and to lower operating costs. This includes the realignment of its existing manufacturing capacity, facility closures, or similar actions, either in the normal course of business or pursuant to significant restructuring programs. These actions may result in employees receiving voluntary or involuntary employee termination benefits, which are mainly pursuant to union or other contractual agreements. Voluntary termination benefits are accrued when an employee accepts the related offer. Involuntary termination benefits are accrued upon the commitment to a termination plan and when the benefit arrangement is communicated to affected employees, or when liabilities are determined to be probable and estimable, depending on the existence of a substantive plan for severance or termination. Contract termination costs are recorded when contracts are terminated or when Delphi ceases to use the leased facility and no longer derives economic benefit from the contract. All other exit costs are expensed as incurred. Refer to Note 7. Restructuring for additional information.
Customer concentrations—As reflected in the table below, combined net sales from continuing operations to General Motors Company ("GM") and Volkswagen Group ("VW"), Delphi's two largest customers, totaled approximately 23% and 22% of our total net sales for the three and six months ended June 30, 2016, respectively, and 22% and 22% for the three and six months ended June 30, 2015, respectively.

	Percentage of Total Net Sales				Accounts and Other Receivables
	Three Months Ended June 30,		Six Months Ended June 30,		June 30, 2016	December 31, 2015
	2016	2015	2016	2015

					(in millions)
GM	14%	14%	14%	14%	$374	$289
VW	9%	8%	8%	8%	198	186
Recently adopted accounting pronouncements—In April 2015, the FASB issued Accounting Standards Update ("ASU") ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. This guidance requires that debt issuance costs be presented as a direct reduction to the carrying amount of the related debt in the balance sheet rather than as a deferred charge, consistent with the presentation of discounts on debt. ASU 2015-15, Interest - Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs associated with Line-of-Credit Arrangements, was issued in August 2015 to clarify that the U.S. Securities and Exchange Commission ("SEC") staff would not object to an entity deferring and presenting debt issuance costs related to a line-of-credit arrangement as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The guidance is effective for fiscal years beginning after December 15, 2015, and is to be applied retrospectively. As permitted, the Company elected to early adopt this guidance effective December 31, 2015, and has classified $26 million and $28 million as of June 30, 2016 and December 31, 2015, respectively, of deferred debt issuance costs associated with term debt within long-term debt in the consolidated balance sheet. Deferred issuance costs associated with the Company’s Revolving Credit Facility of $9 million and $12 million as of June 30, 2016 and December 31, 2015, respectively, remain classified within other long-term assets. Refer to Note 8. Debt for further information.
In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. This guidance requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined, including the effect on earnings of changes in depreciation, amortization, or other income effects, if any. The guidance is effective for interim and annual periods beginning after December 15, 2015, and is to be applied prospectively to adjustments to provisional amounts that occur after the effective date, with earlier application permitted for financial statements that have not yet been made available for issuance. Delphi adopted this guidance effective January 1, 2016, and has applied it to adjustments to provisional amounts resulting from business combinations for which the accounting was incomplete as of December 31, 2015. The adoption of this guidance did not have a significant impact on Delphi's financial statements. Refer to Note 17. Acquisitions and Divestitures for further information.
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
Recently issued accounting pronouncements not yet adopted—In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. This ASU supersedes most of the existing guidance on revenue recognition in Accounting Standards Codification ("ASC") Topic 605, Revenue Recognition and establishes a broad principle that would require an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this principle, an entity identifies the contract with a customer, identifies the separate performance obligations in the contract, determines the transaction price, allocates the transaction price to the separate performance obligations and recognizes revenue when each separate performance obligation is satisfied. The FASB has subsequently issued additional ASUs to clarify certain elements of the new revenue recognition guidance. The guidance is currently effective for fiscal years beginning after December 15, 2017 and is to be applied retrospectively at the entity's election either to each prior reporting period presented or with the cumulative effect of application recognized at the date of initial application. Early adoption is permitted for fiscal years beginning after December 15, 2016. The Company is currently evaluating the impact that the adoption of this guidance will have on its consolidated financial statements. The Company has not yet selected a transition method and continues to evaluate the effect of the standard on our ongoing financial reporting.
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
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). Under this guidance, lessees will be required to recognize on the balance sheet a lease liability and a right-of-use asset for all leases, with the exception of short-term leases. The lease liability represents the lessee's obligation to make lease payments arising from a lease, and will be measured as the present value of the lease payments. The right-of-use asset represents the lessee’s right to use a specified asset for the lease term, and will be measured at the lease liability amount, adjusted for lease prepayment, lease incentives received and the lessee’s initial direct costs. The standard also requires a lessee to recognize a single lease cost allocated over the lease term, generally on a straight-line basis. The new guidance is effective for fiscal years beginning after December 15, 2018. ASU 2016-02 is required to be applied using the modified retrospective approach for all leases existing as of the effective date and provides for certain practical expedients. Early adoption is permitted. The Company is currently evaluating the effects that the adoption of ASU 2016-02 will have on the Company’s consolidated financial statements, and anticipates the new guidance will significantly impact its consolidated financial statements as the Company has a significant number of leases.
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
In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This guidance contains multiple updates related to the accounting and financial statement presentation of share-based payment transactions. Under the new guidance, excess tax benefits will be recognized as income tax expense in the period in which the awards vest, as opposed to being recognized in additional paid-in capital when the deduction reduces taxes payable. Excess tax benefits will be classified as an operating activity within the statement of cash flows, as opposed to a financing activity. The new guidance also clarifies that cash paid by an employer when withholding shares for tax withholding purposes should be classified as a financing activity, and also permits an accounting policy election for accruing compensation cost to either estimate the number of awards that are expected to vest, similar to current U.S. GAAP, or account for forfeitures when they occur. The new guidance is effective for fiscal years beginning after December 15, 2016. The method of transition is dependent on the particular provision within the new guidance. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of this guidance will have on its consolidated financial statements.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This guidance requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. This guidance also requires enhanced disclosures regarding significant estimates and judgments used in estimating credit losses. The new guidance is effective for fiscal years beginning after December 15, 2019. Early adoption is permitted for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company is currently evaluating the impact that the adoption of this guidance will have on its consolidated financial statements.

3. INVENTORIES
Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or market, including direct material costs and direct and indirect manufacturing costs. A summary of inventories is shown below:

	June 30, 2016	December 31, 2015

	(in millions)
Productive material	$692	$634
Work-in-process	110	98
Finished goods	516	449
Total	$1,318	$1,181

4. ASSETS
Other current assets consisted of the following:

	June 30, 2016	December 31, 2015

	(in millions)
Value added tax receivable	$182	$198
Prepaid insurance and other expenses	60	78
Reimbursable engineering costs	67	55
Notes receivable	27	25
Income and other taxes receivable	46	44
Deposits to vendors	8	8
Derivative financial instruments (Note 14)	4	—
Other	1	23
Total	$395	$431
Other long-term assets consisted of the following:

	June 30, 2016	December 31, 2015

	(in millions)
Deferred income taxes, net	$227	$238
Unamortized Revolving Credit Facility debt issuance costs (Note 8)	9	12
Income and other taxes receivable	75	54
Reimbursable engineering costs	29	43
Value added tax receivable	31	24
Cost method investments	26	23
Derivative financial instruments (Note 14)	2	—
Other	65	65
Total	$464	$459

5. LIABILITIES
Accrued liabilities consisted of the following:

	June 30, 2016	December 31, 2015

	(in millions)
Payroll-related obligations	$247	$221
Employee benefits, including current pension obligations	51	90
Income and other taxes payable	227	222
Warranty obligations (Note 6)	57	69
Restructuring (Note 7)	191	85
Customer deposits	30	36
Derivative financial instruments (Note 14)	71	108
Accrued interest	48	39
Other	353	334
Total	$1,275	$1,204

Other long-term liabilities consisted of the following:

	June 30, 2016	December 31, 2015

	(in millions)
Environmental (Note 10)	$5	$3
Extended disability benefits	8	8
Warranty obligations (Note 6)	61	62
Restructuring (Note 7)	34	46
Payroll-related obligations	9	9
Accrued income taxes	43	31
Deferred income taxes, net	275	252
Derivative financial instruments (Note 14)	6	21
Other	71	71
Total	$512	$503

6. WARRANTY OBLIGATIONS
Expected warranty costs for products sold are recognized principally at the time of sale of the product based on an estimate of the amount that eventually will be required to settle such obligations. These accruals are based on factors such as past experience, production changes, industry developments and various other considerations. The estimated costs related to product recalls based on a formal campaign soliciting return of that product are accrued at the time an obligation becomes probable and can be reasonably estimated. These estimates are adjusted from time to time based on facts and circumstances that impact the status of existing claims. Delphi has recognized its best estimate for its total aggregate warranty reserves, including product recall costs, across all of its operating segments as of June 30, 2016. The Company estimates the reasonably possible amount to ultimately resolve all matters in excess of the recorded reserves as of June 30, 2016 to be zero to $40 million.
The table below summarizes the activity in the product warranty liability for the six months ended June 30, 2016:

Warranty Obligations

(in millions)
Accrual balance at beginning of period	$131
Provision for estimated warranties incurred during the period	28
Changes in estimate for pre-existing warranties	8
Settlements made during the period (in cash or in kind)	(49)
Accrual balance at end of period	$118

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
As part of Delphi's continued efforts to optimize its cost structure, it has undertaken several restructuring programs which include workforce reductions as well as plant closures. The Company recorded employee-related and other restructuring charges related to these programs totaling approximately $154 million and $189 million during the three and six months ended June 30, 2016, respectively. These charges include the recognition of approximately $88 million of employee-related and other costs related to the initiation of the closure of a European manufacturing site within the Powertrain Systems segment in the second quarter of 2016. Cash payments for this restructuring action are expected to be principally completed in 2017. Additionally, Delphi recognized non-cash asset impairment charges of $19 million in the second quarter of 2016 related to the initiation of this plant closure, which are recorded within cost of sales. Other restructuring charges incurred during the three months ended June 30, 2016 were primarily related to Delphi's on-going restructuring programs, which included $42 million for other programs focused on the continued rotation of our manufacturing footprint to low cost locations in Europe.
Restructuring costs of approximately $17 million and $33 million were recorded during the three and six months ended June 30, 2015, respectively. These charges were primarily related to Delphi's on-going restructuring programs focused on aligning manufacturing capacity and footprint with the current automotive production levels in Europe and South America. Additionally, the Company recorded $1 million and $2 million of restructuring costs within discontinued operations related to the Thermal Systems business during the three and six months ended June 30, 2015, respectively.
Restructuring charges for employee separation and termination benefits are paid either over the severance period or in a lump sum in accordance with either statutory requirements or individual agreements. Delphi incurred cash expenditures related to its restructuring programs of approximately $96 million and $65 million in the six months ended June 30, 2016 and 2015, respectively.
The following table summarizes the restructuring charges recorded for the three and six months ended June 30, 2016 and 2015 by operating segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

	(in millions)
Electrical/Electronic Architecture	$17	$5	$35	$9
Powertrain Systems	126	8	135	14
Electronics and Safety	11	4	19	10
Total	$154	$17	$189	$33
The table below summarizes the activity in the restructuring liability for the six months ended June 30, 2016:

	Employee Termination Benefits Liability	Other Exit Costs Liability	Total

	(in millions)
Accrual balance at January 1, 2016	$129	$2	$131
Provision for estimated expenses incurred during the period	184	5	189
Payments made during the period	(96)	—	(96)
Foreign currency and other	1	—	1
Accrual balance at June 30, 2016	$218	$7	$225

8. DEBT
The following is a summary of debt outstanding, net of unamortized issuance costs and discounts, as of June 30, 2016 and December 31, 2015, respectively:

	June 30, 2016	December 31, 2015

	(in millions)
Accounts receivable factoring	$36	$—
3.15%, senior notes, due 2020 (net of $4 and $4 unamortized issuance costs and $1 and $1 discount, respectively)	645	645
5.00%, senior notes, due 2023 (net of $8 and $9 unamortized issuance costs, respectively)	792	791
4.15%, senior notes, due 2024 (net of $4 and $5 unamortized issuance costs and $2 and $2 discount, respectively)	694	693
1.50%, Euro-denominated senior notes, due 2025 (net of $5 and $5 unamortized issuance costs and $3 and $3 discount, respectively)	767	757
4.25%, senior notes, due 2026 (net of $4 and $4 unamortized issuance costs, respectively)	646	646
Tranche A Term Loan, due 2018 (net of $1 and $1 unamortized issuance costs, respectively)	399	399
Capital leases and other	87	77
Total debt	4,066	4,008
Less: current portion	(97)	(52)
Long-term debt	$3,969	$3,956
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
As of June 30, 2016, there were no amounts drawn on the Revolving Credit Facility and approximately $7 million in letters of credit issued under the Credit Agreement. Letters of credit issued under the Credit Agreement reduce availability under the Revolving Credit Facility.
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

	June 30, 2016		December 31, 2015
	LIBOR plus	ABR plus	LIBOR plus	ABR plus
Revolving Credit Facility	1.00%	0.00%	1.00%	0.00%
Tranche A Term Loan	1.00%	0.00%	1.00%	0.00%
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
The interest rate period with respect to LIBOR interest rate options can be set at one-, two-, three-, or six-months as selected by the Issuer in accordance with the terms of the Credit Agreement (or other period as may be agreed by the applicable lenders). The Issuer may elect to change the selected interest rate option in accordance with the provisions of the Credit

Agreement. As of June 30, 2016, the Issuer selected the one-month LIBOR interest rate option on the Tranche A Term Loan, and the rate effective as of June 30, 2016, as detailed in the table below, was based on the Issuer's current credit rating and the Applicable Rate for the Credit Agreement:

		Borrowings as of
		June 30, 2016	Rate effective as of
	Applicable Rate	(in millions)	June 30, 2016
Tranche A Term Loan	LIBOR plus 1.00%	$400	1.50%
All principal payment obligations with respect to the Tranche A Term Loan have been satisfied through March 1, 2018. Borrowings under the Credit Agreement are prepayable at the Issuer's option without premium or penalty. The Credit Agreement also contains certain mandatory prepayment provisions in the event the Company receives net cash proceeds from certain asset sales or casualty events. No mandatory prepayments under these provisions have been made or are due through June 30, 2016.
The Credit Agreement contains certain covenants that limit, among other things, the Company’s (and the Company’s subsidiaries’) ability to incur certain additional indebtedness or liens, to dispose of certain assets, to make certain investments, to prepay certain indebtedness and to pay dividends, or to make other distributions or redemptions/repurchases, in respect of the Company’s equity interests. In addition, the Credit Agreement requires that the Company maintain a consolidated leverage ratio (the ratio of Consolidated Total Indebtedness to Consolidated EBITDA, each as defined in the Credit Agreement) of less than 2.75 to 1.0. The Credit Agreement also contains events of default customary for financings of this type. The Company was in compliance with the Credit Agreement covenants as of June 30, 2016. The Company has satisfied credit rating-related conditions to the suspension of many of the restrictive covenants and the mandatory prepayment provisions relating to asset sales and casualty events discussed above, as well as for the release of security interests and guarantees of additional subsidiaries of Delphi Automotive PLC that are not direct or indirect parent companies of the Issuer. Such covenants and prepayment obligations are required to be reinstated, and such security interests and subsidiary guarantees may be reinstated at the election of the lenders, if the applicable credit rating criteria are no longer satisfied.
As of June 30, 2016, all obligations under the Credit Agreement are borrowed by Delphi Corporation and jointly and severally guaranteed by its direct and indirect parent companies, subject to certain exceptions set forth in the Credit Agreement. Refer to Note 19. Supplemental Guarantor and Non-Guarantor Condensed Consolidating Financial Statements for additional information.
Senior Unsecured Notes
On May 17, 2011, Delphi Corporation issued $500 million of 5.875% senior unsecured notes due 2019 (the "5.875% Senior Notes") and $500 million of 6.125% senior unsecured notes due 2021 (the "6.125% Senior Notes") (collectively, the “2011 Senior Notes”) in a transaction exempt from registration under Rule 144A and Regulation S of the Securities Act of 1933 (the “Securities Act”). The net proceeds of approximately $1 billion as well as cash on hand were used to pay down amounts outstanding under the Credit Agreement. In May 2012, Delphi Corporation completed a registered exchange offer for all of the 2011 Senior Notes. No proceeds were received by Delphi Corporation as a result of the exchange. In March 2014, Delphi redeemed for cash the entire $500 million aggregate principal amount outstanding of the 5.875% Senior Notes, financed by a portion of the proceeds received from the issuance of the 2014 Senior Notes, as defined below. In March 2015, Delphi redeemed for cash the entire $500 million aggregate principal amount outstanding of the 6.125% Senior Notes, financed by a portion of the proceeds from the issuance of the 2015 Euro-denominated Senior Notes, as defined below. As a result of the redemption of the 2011 Senior Notes, Delphi recognized a loss on debt extinguishment of approximately $52 million during the six months ended June 30, 2015 within other income (expense), net in the consolidated statement of operations.
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

On March 10, 2015, Delphi Automotive PLC issued €700 million in aggregate principal amount of 1.50% Euro-denominated senior unsecured notes due 2025 (the “2015 Euro-denominated Senior Notes”) in a transaction registered under the Securities Act. The 2015 Euro-denominated Senior Notes were priced at 99.54% of par, resulting in a yield to maturity of 1.55%. The proceeds were primarily utilized to redeem the 6.125% Senior Notes, and to fund growth initiatives, such as acquisitions, and share repurchases. Delphi incurred approximately $5 million of issuance costs in connection with the 2015 Euro-denominated Senior Notes. Interest is payable annually on March 10. The Company has designated the 2015 Euro-denominated Senior Notes as a net investment hedge of the foreign currency exposure of its investments in certain Euro-denominated subsidiaries. Refer to Note. 14. Derivatives and Hedging Activities for further information.
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
Although the specific terms of each indenture governing each series of senior notes vary, the indentures contain certain restrictive covenants, including with respect to Delphi's (and Delphi's subsidiaries) ability to incur liens, enter into sale and leaseback transactions and merge with or into other entities. As of June 30, 2016, the Company was in compliance with the provisions of all series of the outstanding senior notes.
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
Other Financing
Receivable factoring—Delphi maintains a €400 million European accounts receivable factoring facility, of which €350 million is available on a committed basis. This facility is accounted for as short-term debt and borrowings are subject to the availability of eligible accounts receivable. Collateral is not required related to these trade accounts receivable. This program began in July 2013 with an original term of 4 years, and will automatically renew on an indefinite basis unless terminated by either party. Borrowings bear interest at LIBOR plus 1.05% for borrowings denominated in pounds sterling and Euro Interbank Offered Rate ("EURIBOR") plus 0.80% for borrowings denominated in Euros. As of June 30, 2016 and December 31, 2015, $36 million and $0 million, respectively, were outstanding under the European accounts receivable factoring facility. As of June 30, 2016, the interest rate effective on these borrowings was approximately 0.51%, based on the mix of currencies borrowed. Amounts drawn as of June 30, 2016 were principally related to managing working capital requirements.
The Company has entered into arrangements with various financial institutions to sell eligible trade receivables from certain aftermarket customers in North America. These arrangements can be terminated at any time subject to prior written notice. The receivables under these arrangements are sold without recourse to the Company and are therefore accounted for as true sales. During the three and six months ended June 30, 2016, $43 million and $75 million of receivables were sold under these arrangements, and expenses of less than $1 million and $2 million, respectively, were recognized within interest expense. During the three and six months ended June 30, 2015, $27 million and $54 million of receivables were sold under these arrangements, and expenses of less than $1 million and $1 million, respectively, were recognized.
Capital leases and other—As of June 30, 2016 and December 31, 2015, approximately $87 million and $77 million, respectively, of other debt issued by certain non-U.S. subsidiaries and capital lease obligations were outstanding.
Interest—Cash paid for interest related to debt outstanding totaled $67 million and $57 million for the six months ended June 30, 2016 and 2015, respectively.

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
The amounts shown below reflect the defined benefit pension expense for the three and six months ended June 30, 2016 and 2015, including amounts attributable to discontinued operations in the prior period:

	Non-U.S. Plans		U.S. Plans

	Three Months Ended June 30,
	2016	2015	2016	2015

	(in millions)
Service cost	$13	$14	$—	$—
Interest cost	17	18	1	1
Expected return on plan assets	(18)	(18)	—	—
Settlement loss	—	3	—	—
Amortization of actuarial losses	3	5	—	—
Net periodic benefit cost	$15	$22	$1	$1

	Non-U.S. Plans		U.S. Plans

	Six Months Ended June 30,
	2016	2015	2016	2015

	(in millions)
Service cost	$25	$29	$—	$—
Interest cost	34	39	1	1
Expected return on plan assets	(36)	(38)	—	—
Settlement loss	—	3	—	—
Amortization of actuarial losses	7	9	—	—
Net periodic benefit cost	$30	$42	$1	$1
Other postretirement benefit obligations were approximately $3 million and $3 million at June 30, 2016 and December 31, 2015, respectively.
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
Unsecured Creditors Litigation
The Fourth Amended and Restated Limited Liability Partnership Agreement of Delphi Automotive LLP (the “Fourth LLP Agreement”) was entered into on July 12, 2011 by the members of Delphi Automotive LLP in order to position the Company for its initial public offering. Under the terms of the Fourth LLP Agreement, if cumulative distributions to the members of Delphi Automotive LLP under certain provisions of the Fourth LLP Agreement exceed $7.2 billion, Delphi, as disbursing agent on behalf of DPHH, is required to pay to the holders of allowed general unsecured claims against DPHH $32.50 for every $67.50 in excess of $7.2 billion distributed to the members, up to a maximum amount of $300 million. In December 2014, a complaint was filed in the United States Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court") alleging that the redemption by Delphi Automotive LLP of the membership interests of GM and the Pension Benefit Guaranty Corporation (the "PBGC"), and the repurchase of shares and payment of dividends by Delphi Automotive PLC, constituted distributions under the terms of the Fourth LLP Agreement approximating $7.2 billion. Delphi considers cumulative distributions through June 30, 2016 to be substantially below the $7.2 billion threshold, and intends to vigorously contest the allegations set forth in the complaint. In May 2016, the Bankruptcy Court denied both parties' motions for summary judgment and discovery commenced regarding the parties' intent with respect to the redemptions of the GM and PBGC membership interests. Although no assurances can be made as to the ultimate outcome of this claim, Delphi does not believe a loss is probable and, accordingly, no reserve has been made as of June 30, 2016. The Company estimates the range of reasonably possible loss related to this matter to be zero to $300 million.
Brazil Matters
Delphi conducts business operations in Brazil that are subject to the Brazilian federal labor, social security, environmental, tax and customs laws, as well as a variety of state and local laws. While Delphi believes it complies with such laws, they are complex, subject to varying interpretations, and the Company is often engaged in litigation with government agencies regarding the application of these laws to particular circumstances. As of June 30, 2016, the majority of claims asserted against Delphi in Brazil relate to such litigation. The remaining claims in Brazil relate to commercial and labor litigation with private parties. As of June 30, 2016, claims totaling approximately $175 million (using June 30, 2016 foreign currency rates) have been asserted against Delphi in Brazil. As of June 30, 2016, the Company maintains accruals for these asserted claims of $30 million (using June 30, 2016 foreign currency rates). The amounts accrued represent claims that are deemed probable of loss and are reasonably estimable based on the Company’s analyses and assessment of the asserted claims and prior experience with similar matters. While the Company believes its accruals are adequate, the final amounts required to resolve these matters could differ materially from the Company’s recorded estimates and Delphi’s results of operations could be materially affected. The Company estimates the reasonably possible loss in excess of the amounts accrued related to these claims to be zero to $145 million.
Environmental Matters
Delphi is subject to the requirements of U.S. federal, state, local and non-U.S. environmental and safety and health laws and regulations. As of June 30, 2016 and December 31, 2015, the undiscounted reserve for environmental investigation and remediation was approximately $6 million (of which $1 million was recorded in accrued liabilities and $5 million was recorded in other long-term liabilities) and $4 million (of which $1 million was recorded in accrued liabilities and $3 million was recorded in other long-term liabilities), respectively. Additionally, as of December 31, 2015 there was $6 million of undiscounted reserve for environmental investigation and remediation attributable to discontinued operations included within liabilities held for sale. Delphi cannot ensure that environmental requirements will not change or become more stringent over time or that its eventual environmental remediation costs and liabilities will not exceed the amount of its current reserves. In the event that such liabilities were to significantly exceed the amounts recorded, Delphi’s results of operations could be materially affected. At June 30, 2016, the difference between the recorded liabilities and the reasonably possible range of potential loss was not material.

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
The computation of the annual expected effective income tax rate at each interim period requires certain estimates and assumptions including, but not limited to, the expected pre-tax income (or loss) for the year, projections of the proportion of income (and/or loss) earned and taxed in respective jurisdictions, permanent and temporary differences, and the likelihood of the realizability of deferred tax assets generated in the current year. Jurisdictions with a projected loss for the year or a year-to-date loss for which no tax benefit or expense can be recognized due to a valuation allowance are excluded from the estimated annual effective tax rate. The impact of such an exclusion could result in a higher or lower effective tax rate during a particular quarter, based upon the composition and timing of actual earnings compared to annual projections. The estimates used to compute the provision or benefit for income taxes may change as new events occur, additional information is obtained or as our tax environment changes. To the extent that the expected annual effective income tax rate changes, the effect of the change on prior interim periods is included in the income tax provision in the period in which the change in estimate occurs.
The Company's income tax expense and effective tax rate from continuing operations for the three and six months ended June 30, 2016 and 2015 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

	(dollars in millions)
Income tax expense	$84	$80	$159	$141
Effective tax rate	24%	18%	21%	17%
The Company’s effective tax rate from continuing operations was impacted by unfavorable geographic income mix in 2016 as compared to 2015, primarily due to changes in the underlying operations of the business and losses recorded in foreign jurisdictions for which no tax benefit can be recognized due to a valuation allowance. A significant portion of the unbenefited losses resulted from restructuring charges recorded related to the initiation of a plant closure of a European manufacturing site within the Powertrain Systems segment in the second quarter of 2016, as more fully described in Note 7. Restructuring. Additionally, the Company's effective tax rate was impacted by the expiration of tax incentives for certain Chinese subsidiaries related to Hi-Tech Enterprise ("HNTE") status in 2016, which previously made these subsidiaries eligible for a reduced corporate income tax rate. Applications for new 6-year HNTE grants are not permitted prior to the expiration of the prior grants, and Delphi is in the process of making timely submissions pursuant to local requirements. Approval of the applications has historically been obtained in the year of application, at which point these entities would be entitled to use the reduced HNTE income tax rate retroactive to the expiration date of the prior grants. The income tax accounting effect, including the retroactive effect, of a change in tax status is accounted for on the date of approval. Until such time, the income of these subsidiaries is subject to the statutory Chinese corporate income tax rate.
The Company’s effective tax rate from continuing operations was also impacted by the tax (benefit) expense associated with unusual or infrequent items for the respective interim periods as illustrated in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

	(in millions)
Withholding taxes	$(4)	$(1)	$(4)	$(1)
Other change in tax reserves (1)	(1)	3	—	4
Other adjustments (2)	1	1	5	1
Income tax (benefit) expense associated with unusual or infrequent items	$(4)	$3	$1	$4

(1)	For the three and six months ended June 30, 2016 and June 30, 2015, the tax (benefit) and expense, respectively, primarily relates to adjustments in tax reserves which were individually insignificant.

(2)	For the three and six months ended June 30, 2016 and June 30, 2015, the tax expense primarily relates to provision to return adjustments and other items which were individually insignificant.

Delphi Automotive PLC is a U.K. resident taxpayer and not a domestic corporation for U.S. federal income tax purposes, and as such is not subject to U.S. tax, and generally not subject to U.K. tax on remitted foreign earnings.
Cash paid or withheld for income taxes was $157 million and $149 million for the six months ended June 30, 2016 and 2015 respectively.
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
Delphi contested the conclusions reached in the NOPA through the IRS’s administrative appeals process, and on April 8, 2016, the IRS Office of Appeals issued fully-executed Forms 870-AD, concluding that Section 7874(b) does not apply to Delphi, and therefore no adjustments for the tax years subject to the appeals process (2009 and 2010) are necessary. Consistent with the IRS’s determination and conclusion related to this matter, Delphi Automotive PLC will continue to prepare and file its financial statements and tax filings as a U.K. tax-resident.

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

Weighted Average Shares
The following table illustrates net income per share attributable to Delphi and the weighted average shares outstanding used in calculating basic and diluted income per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

	(in millions, except per share data)
Numerator:
Income from continuing operations	$258	$350	$578	$638
Income from discontinued operations	—	295	105	216
Net income attributable to Delphi	$258	$645	$683	$854
Denominator:
Weighted average ordinary shares outstanding, basic	272.92	287.77	274.77	289.33
Dilutive shares related to restricted stock units ("RSUs")	0.45	1.08	0.43	0.99
Weighted average ordinary shares outstanding, including dilutive shares	273.37	288.85	275.20	290.32

Basic net income per share:
Continuing operations	$0.95	$1.22	$2.10	$2.21
Discontinued operations	—	1.02	0.38	0.74
Basic net income per share attributable to Delphi	$0.95	$2.24	$2.48	$2.95
Diluted net income per share:
Continuing operations	$0.94	$1.21	$2.10	$2.20
Discontinued operations	—	1.02	0.38	0.74
Diluted net income per share attributable to Delphi	$0.94	$2.23	$2.48	$2.94
Anti-dilutive securities share impact	—	—	—	—
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
A summary of the ordinary shares repurchased during the three and six months ended June 30, 2016 and 2015 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Total number of shares repurchased	894,209	3,649,419	6,492,425	6,882,565
Average price paid per share	$72.69	$85.72	$66.95	$80.30
Total (in millions)	$65	$313	$435	$553
As of June 30, 2016, approximately $72 million of share repurchases remained available under the January 2015 share repurchase program. All repurchased shares were retired, and are reflected as a reduction of ordinary share capital for the par value of the shares, with the excess applied as reductions to additional paid-in capital and retained earnings.
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

Dividends
The Company has declared and paid cash dividends per ordinary share during the periods presented as follows:

	Dividend	Amount
	Per Share	(in millions)
2016:
Second quarter	$0.29	$79
First quarter	0.29	80
Total	$0.58	$159
2015:
Fourth quarter	$0.25	$70
Third quarter	0.25	71
Second quarter	0.25	72
First quarter	0.25	73
Total	$1.00	$286
Other
Prior to the completion of the initial public offering on November 22, 2011, net income and other changes to membership interests were allocated to the respective outstanding classes based on the cumulative distribution provisions of the Fourth LLP Agreement.
Under the terms of the Fourth LLP Agreement, if cumulative distributions to the members of Delphi Automotive LLP under certain provisions of the Fourth LLP Agreement exceed $7.2 billion, Delphi, as disbursing agent on behalf of DPHH, is required to pay to the holders of allowed general unsecured claims against DPHH $32.50 for every $67.50 in excess of $7.2 billion distributed to the members, up to a maximum amount of $300 million. This contingency is not considered probable of occurring as of June 30, 2016 and accordingly, no reserve has been recorded. Refer to Note 10. Commitments and Contingencies for additional information.

13. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The changes in accumulated other comprehensive income (loss) attributable to Delphi (net of tax) for the three and six months ended June 30, 2016 and 2015 are shown below. Other comprehensive income includes activity relating to discontinued operations.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

	(in millions)
Foreign currency translation adjustments:
Balance at beginning of period	$(625)	$(565)	$(661)	$(333)
Aggregate adjustment for the period (1)	(53)	60	(17)	(172)
Balance at end of period	(678)	(505)	(678)	(505)

Gains (losses) on derivatives:
Balance at beginning of period	(83)	(82)	(106)	(78)
Other comprehensive income before reclassifications (net tax effect of $5, $8, $7 and $14)	1	(27)	(5)	(50)
Reclassification to income (net tax effect of $7, $8, $16, and $13)	25	25	54	44
Balance at end of period	(57)	(84)	(57)	(84)

Pension and postretirement plans:
Balance at beginning of period	(261)	(303)	(266)	(330)
Other comprehensive income before reclassifications (net tax effect of $3, $3, $4, and $1)	14	(12)	16	12
Reclassification to income (net tax effect of $1, $0, $1, and $1)	3	7	6	10
Balance at end of period	(244)	(308)	(244)	(308)

Accumulated other comprehensive loss, end of period	$(979)	$(897)	$(979)	$(897)

(1)
Includes gains (losses) of $17 million and $(8) million for the three and six months ended June 30, 2016, and $(19) million and $(21) million for the three and six months ended June 30, 2015, respectively, related to non-derivative net investment hedges. Refer to Note 14. Derivatives and Hedging Activities for further description of these hedges.

Reclassifications from accumulated other comprehensive income to income for the three and six months ended June 30, 2016 and 2015 were as follows:

Reclassification Out of Accumulated Other Comprehensive Income
Details About Accumulated Other Comprehensive Income Components	Three Months Ended June 30,		Six Months Ended June 30,		Affected Line Item in the Statement of Operations
	2016	2015	2016	2015

	(in millions)
Gains (losses) on derivatives:
Commodity derivatives	$(11)	$(11)	$(25)	$(21)	Cost of sales
Foreign currency derivatives	(21)	(22)	(45)	(36)	Cost of sales
	(32)	(33)	(70)	(57)	Income before income taxes
	7	8	16	13	Income tax expense
	(25)	(25)	(54)	(44)	Net income
	—	—	—	—	Net income attributable to noncontrolling interest
	$(25)	$(25)	$(54)	$(44)	Net income attributable to Delphi

Pension and postretirement plans:
Actuarial losses	$(4)	$(5)	$(7)	$(9)	(1)
Settlement loss	—	(2)	—	(2)	(1)
	(4)	(7)	(7)	(11)	Income before income taxes
	1	—	1	1	Income tax expense
	(3)	(7)	(6)	(10)	Net income
	—	—	—	—	Net income attributable to noncontrolling interest
	$(3)	$(7)	$(6)	$(10)	Net income attributable to Delphi

Total reclassifications for the period	$(28)	$(32)	$(60)	$(54)

(1)	These accumulated other comprehensive loss components are included in the computation of net periodic pension cost (see Note 9. Pension Benefits for additional details).

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
As of June 30, 2016, the Company had the following outstanding notional amounts related to commodity and foreign currency forward contracts designated as cash flow hedges that were entered into to hedge forecasted exposures:

Commodity	Quantity Hedged	Unit of Measure	Notional Amount (Approximate USD Equivalent)

	(in thousands)		(in millions)
Copper	54,580	pounds	$115

Foreign Currency	Quantity Hedged	Unit of Measure	Notional Amount (Approximate USD Equivalent)

	(in millions)
Mexican Peso	9,798	MXN	$520
Chinese Yuan Renminbi	2,059	RMB	310
Polish Zloty	318	PLN	80
New Turkish Lira	189	TRY	65
Hungarian Forint	17,281	HUF	60
The Company had additional commodity and foreign currency forward contracts designated as cash flow hedges with notional amounts that individually amounted to less than $10 million. As of June 30, 2016, Delphi has entered into derivative instruments to hedge cash flows extending out to June 2018.
Gains and losses on derivatives qualifying as cash flow hedges are recorded in other comprehensive income ("OCI"), to the extent that hedges are effective, until the underlying transactions are recognized in earnings. Unrealized amounts in accumulated OCI will fluctuate based on changes in the fair value of hedge derivative contracts at each reporting period. Losses included in accumulated OCI as of June 30, 2016 were approximately $83 million (approximately $62 million, net of tax). Of this total, approximately $77 million of losses are expected to be included in cost of sales within the next 12 months and $6 million of losses are expected to be included in cost of sales in subsequent periods. Cash flow hedges are discontinued when Delphi determines it is no longer probable that the originally forecasted transactions will occur. The amount included in cost of sales related to cash flow hedge ineffectiveness was insignificant for the three and six months ended June 30, 2016 and 2015. Cash flows from derivatives used to manage commodity and foreign exchange risks are classified as operating activities within the consolidated statement of cash flows.
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
During the first quarter of 2016, the Company entered into a forward contract with a notional amount of 2.4 billion Chinese Yuan Renminbi ("RMB") (approximately $370 million, using March 31, 2016 foreign currency rates) that was designated as a net investment hedge of the foreign currency exposure of its investments in certain RMB-denominated wholly-owned subsidiaries. This forward contract matured in May 2016, and the Company paid $1 million at settlement. During the second quarter of 2016, the Company entered into forward contracts with notional amounts totaling 2.4 billion RMB (approximately $355 million, using June 30, 2016 foreign currency rates) that were designated as net investment hedges of the foreign currency exposure of its investments in certain RMB-denominated wholly-owned subsidiaries. These contracts mature in November 2016. Refer to the tables below for details of the fair value recorded in the consolidated balance sheet and the effects recorded in the consolidated statement of operations and consolidated statement of comprehensive income related to these derivative instruments.
The Company has designated the €700 million 2015 Euro-denominated Senior Notes, as more fully described in Note 8. Debt, as a net investment hedge of the foreign currency exposure of its investments in certain Euro-denominated wholly-owned subsidiaries. Due to changes in the value of the Euro-denominated debt designated as a net investment hedge, during the three and six months ended June 30, 2016, $16 million and $(9) million, respectively, of gains (losses) were recognized within the cumulative translation adjustment component of OCI. During the three and six months ended June 30, 2015, $19 million and

$21 million, respectively, of losses were recognized within the cumulative translation adjustment component of OCI related to this net investment hedge. Cumulative losses included in accumulated OCI on this net investment hedge were $15 million as of June 30, 2016 and $5 million as of December 31, 2015, which were due to the strengthening of the Euro relative to the U.S. dollar over the term of this arrangement. There were no amounts reclassified or recognized for ineffectiveness during the three and six months ended June 30, 2016 or 2015.
Derivatives Not Designated as Hedges
The Company enters into certain foreign currency and commodity contracts that are not designated as hedges. When hedge accounting is not applied to derivative contracts, gains and losses are recorded to other income (expense), net and cost of sales in the consolidated statement of operations.
As more fully disclosed in Note 17. Acquisitions and Divestitures, on July 30, 2015, Delphi made a recommended offer to acquire HellermannTyton. In conjunction with the proposed acquisition, in August 2015, the Company entered into option contracts with notional amounts totaling £917 million to hedge portions of the currency risk associated with the cash payment for the proposed acquisition at a cost of $15 million. Subsequently, in conjunction with the closing of the acquisition, Delphi entered into offsetting option contracts. Pursuant to the requirements of ASC 815, Derivatives and Hedging, the options did not qualify as hedges for accounting purposes. The Company paid $15 million to settle these options during the six months ended June 2016, which is reflected within investing activities in the consolidated statement of cash flows.
Fair Value of Derivative Instruments in the Balance Sheet
The fair value of derivative financial instruments recorded in the consolidated balance sheets as of June 30, 2016 and December 31, 2015 are as follows:

	Asset Derivatives		Liability Derivatives		Net Amounts of Assets and (Liabilities) Presented in the Balance Sheet
	Balance Sheet Location	June 30, 2016	Balance Sheet Location	June 30, 2016	June 30, 2016

	(in millions)
Derivatives designated as cash flow hedges:
Commodity derivatives	Other current assets	$—	Accrued liabilities	$19
Foreign currency derivatives*	Accrued liabilities	4	Accrued liabilities	54	(50)
Commodity derivatives	Other long-term assets	—	Other long-term liabilities	1
Foreign currency derivatives*	Other long-term assets	2	Other long-term assets	—	2
Foreign currency derivatives*	Other long-term liabilities	1	Other long-term liabilities	6	(5)
Derivatives designated as net investment hedges:
Foreign currency derivatives	Other current assets	$4	Accrued liabilities	$—
Total derivatives designated as hedges		$11		$80

Derivatives not designated:
Commodity derivatives	Other current assets	$—	Accrued liabilities	$1
Foreign currency derivatives*	Accrued liabilities	2	Accrued liabilities	3	(1)
Total derivatives not designated as hedges		$2		$4

	Asset Derivatives		Liability Derivatives		Net Amounts of Assets and (Liabilities) Presented in the Balance Sheet
	Balance Sheet Location	December 31, 2015	Balance Sheet Location	December 31, 2015	December 31, 2015

	(in millions)
Derivatives designated as cash flow hedges:
Commodity derivatives	Other current assets	$—	Accrued liabilities	$39
Foreign currency derivatives*	Accrued liabilities	3	Accrued liabilities	69	$(66)
Commodity derivatives	Other long-term assets	—	Other long-term liabilities	10
Foreign currency derivatives*	Other long-term liabilities	1	Other long-term liabilities	12	(11)
Total derivatives designated as hedges		$4		$130

Derivatives not designated:
Commodity derivatives	Other current assets	$—	Accrued liabilities	$2
Foreign currency derivatives*	Accrued liabilities	2	Accrued liabilities	3	(1)
Foreign currency derivatives*	Other long-term liabilities	1	Other long-term liabilities	1	—
Total derivatives not designated as hedges		$3		$6
* Derivative instruments within this category are subject to master netting arrangements and are presented on a net basis in the consolidated balance sheets in accordance with accounting guidance related to the offsetting of amounts related to certain contracts.
The fair value of Delphi’s derivative financial instruments was in a net liability position as of June 30, 2016 and December 31, 2015.

Effect of Derivatives on the Statement of Operations and Statement of Comprehensive Income
The pre-tax effect of derivative financial instruments in the consolidated statement of operations and consolidated statement of comprehensive income for the three months ended June 30, 2016 is as follows:

Three Months Ended June 30, 2016	Gain (loss) Recognized in OCI (Effective Portion)	Loss Reclassified from OCI into Income (Effective Portion)	Gain Recognized in Income (Ineffective Portion Excluded from Effectiveness Testing)

	(in millions)
Derivatives designated as cash flow hedges:
Commodity derivatives	$1	$(11)	$—
Foreign currency derivatives	(14)	(21)	—
Derivatives designated as net investment hedges:
Foreign currency derivatives	9	—	—
Total	$(4)	$(32)	$—

Loss Recognized in Income

(in millions)
Derivatives not designated:
Commodity derivatives	$—
Foreign currency derivatives	—
Total	$—
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
The pre-tax effect of derivative financial instruments in the consolidated statement of operations and consolidated statement of comprehensive income for the six months ended June 30, 2016 is as follows:

Six Months Ended June 30, 2016	Gain (loss) Recognized in OCI (Effective Portion)	Loss Reclassified from OCI into Income (Effective Portion)	Gain Recognized in Income (Ineffective Portion Excluded from Effectiveness Testing)

	(in millions)
Derivatives designated as cash flow hedges:
Commodity derivatives	$4	$(25)	$—
Foreign currency derivatives	(20)	(45)	—
Derivatives designated as net investment hedges:
Foreign currency derivatives	4	—	—
Total	$(12)	$(70)	$—

Loss Recognized in Income

(in millions)
Derivatives not designated:
Commodity derivatives	$—
Foreign currency derivatives	(2)
Total	$(2)
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
The gain or loss reclassified from OCI into income for the effective portion of designated derivative instruments and the gain or loss recognized in income for the ineffective portion of designated derivative instruments excluded from effectiveness testing were recorded to other income, net and cost of sales in the consolidated statements of operations for the three and six months ended June 30, 2016 and 2015. The gain or loss recognized in income for non-designated derivative instruments was recorded in other income (expense), net and cost of sales for the three and six months ended June 30, 2016 and 2015.

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
As of June 30, 2016 and December 31, 2015, Delphi was in a net derivative liability position of $71 million and $129 million, respectively, and no significant adjustments were recorded for nonperformance risk based on the application of peer companies’ CDS rates, evaluation of our own nonperformance risk and because Delphi’s exposures were to counterparties with investment grade credit ratings. Refer to Note 14. Derivatives and Hedging Activities for further information regarding derivatives.
Contingent consideration—As described in Note 17. Acquisitions and Divestitures, as of June 30, 2016, additional contingent consideration may be earned as a result of Delphi's acquisition agreements for Control-Tec LLC ("Control-Tec"), Ottomatika, Inc. ("Ottomatika") and Antaya Technologies Corporation ("Antaya"). The liability for contingent consideration is re-measured to fair value at each reporting date based on a probability-weighted discounted cash flow analysis using a rate that reflects the uncertainty surrounding the expected outcomes, which the Company believes is appropriate and representative of market participant assumptions. The measurement of the liability for contingent consideration is based on significant inputs that are not observable in the market, and is therefore classified as a Level 3 measurement in accordance with ASU Topic 820-10-35. Examples of utilized unobservable inputs are estimated future earnings of the acquired businesses and applicable discount rates. The estimate of the liability may fluctuate if there are changes in the forecast of the acquired businesses' future earnings, as a result of actual earnings levels achieved or in the discount rates used to determine the present value of contingent future cash flows. As of June 30, 2016, the range of periods in which the earn-out provisions may be achieved is from 2016 to 2018. The Company regularly reviews these assumptions and makes adjustments to the fair value measurements as required by facts and circumstances.
As of June 30, 2016 and December 31, 2015, the liability for contingent consideration was $33 million (of which $2 million was classified within other current liabilities and $31 million was classified within other long-term liabilities) and $32 million (of which was $2 million classified within other current liabilities and $30 million was classified within other long-term liabilities). Adjustments to this liability for interest accretion are recognized in interest expense, and any other changes in the fair value of this liability are recognized within other income (expense), net in the consolidated statement of operations.

As of June 30, 2016 and December 31, 2015, Delphi had the following assets measured at fair value on a recurring basis:

	Total	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3

	(in millions)
As of June 30, 2016
Foreign currency derivatives	$6	$—	$6	$—
Total	$6	$—	$6	$—
As of December 31, 2015:
Foreign currency derivatives	$—	$—	$—	$—
Total	$—	$—	$—	$—
As of June 30, 2016 and December 31, 2015, Delphi had the following liabilities measured at fair value on a recurring basis:

	Total	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3

	(in millions)
As of June 30, 2016
Commodity derivatives	$21	$—	$21	$—
Foreign currency derivatives	56	—	56	—
Contingent consideration	33	—	—	33
Total	$110	$—	$77	$33
As of December 31, 2015:
Commodity derivatives	$51	$—	$51	$—
Foreign currency derivatives	78	—	78	—
Contingent consideration	32	—	—	32
Total	$161	$—	$129	$32
The changes in the contingent consideration liability classified as a Level 3 measurement for the six months ended June 30, 2016 were as follows:

Contingent Consideration Liability

(in millions)
Fair value at beginning of period	$32
Additions	—
Payments	—
Interest accretion	1
Fair value at end of period	$33
Non-derivative financial instruments—Delphi’s non-derivative financial instruments include cash and cash equivalents, accounts and notes receivable, accounts payable, as well as debt, which consists of its accounts receivable factoring arrangements, capital leases and other debt issued by Delphi’s non-U.S. subsidiaries, the Revolving Credit Facility, the Tranche A Term Loan and all series of outstanding senior notes. The fair value of debt is based on quoted market prices for instruments with public market data or significant other observable inputs for instruments without a quoted public market price (Level 2). As of June 30, 2016 and December 31, 2015, total debt was recorded at $4,066 million and $4,008 million, respectively, and had estimated fair values of $4,256 million and $4,025 million, respectively. For all other financial instruments recorded at June 30, 2016 and December 31, 2015, fair value approximates book value.

Fair Value Measurements on a Nonrecurring Basis
In addition to items that are measured at fair value on a recurring basis, Delphi also has items in its balance sheet that are measured at fair value on a nonrecurring basis. As these items are not measured at fair value on a recurring basis, they are not included in the tables above. Nonfinancial assets and liabilities that are measured at fair value on a nonrecurring basis include long-lived assets, assets held for sale, equity and cost method investments, intangible assets, asset retirement obligations, share-based compensation and liabilities for exit or disposal activities measured at fair value upon initial recognition. During the three and six months ended June 30, 2016, Delphi recorded non-cash asset impairment charges totaling $22 million within cost of sales related to declines in the fair values of certain fixed assets, $19 million of which related to the initiation of a plant closure of a European manufacturing site within the Powertrain Systems segment in the second quarter of 2016, as further described in Note 7. Restructuring. During the three and six months ended June 30, 2015, Delphi recorded non-cash asset impairment charges of $4 million and $6 million, respectively, in cost of sales related to declines in the fair values of certain fixed assets. Fair value of long-lived assets is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved and a review of appraisals. Delphi has determined that the fair value measurements of long-lived assets fall in Level 3 of the fair value hierarchy.
Additionally, as further described in Note 21. Discontinued Operations, an after-tax impairment loss of approximately $88 million was recorded in income from discontinued operations in the six months ended June 30, 2015 based on the evaluation and estimate of the fair value of the Company's interest in KDAC of approximately $32 million, which was determined primarily based on negotiations with a third party and on a non-binding offer from that potential buyer at the time, in relation to the carrying value of this interest. Subsequently, in September 2015 the Company closed the sale of this interest for net cash proceeds of $70 million. As a result, the Company recorded a net loss of $41 million on the KDAC divestiture within income from discontinued operations in 2015, which includes the $88 million impairment loss recorded in the six months ended June 2015.

16. OTHER INCOME, NET
Other (expense) income, net included:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

	(in millions)
Interest income	$—	$1	$1	$2
Loss on extinguishment of debt	—	—	—	(52)
Costs associated with acquisitions	—	(1)	—	(1)
Other, net	(2)	(2)	1	(5)
Other (expense) income, net	$(2)	$(2)	$2	$(56)
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
The acquisition was accounted for as a business combination, with the total purchase price allocated on a preliminary basis using information available, in the fourth quarter of 2015. As a result of additional information obtained, changes to the preliminary fair values of certain property, plant and equipment, definite-lived intangible assets and other assets purchased and liabilities assumed, including contingent tax liabilities, from the amounts disclosed as of December 31, 2015 were recorded during the six months ended June 30, 2016, resulting in a net adjustment to goodwill of $8 million. These adjustments did not result in significant effects to the consolidated statement of operations for the six months ended June 30, 2016. The preliminary purchase price and related allocation to the acquired net assets of HellermannTyton based on their estimated fair values is shown below (in millions):
Assets acquired and liabilities assumed

Purchase price, cash consideration, net of cash acquired	$1,534
Debt and pension liabilities assumed	258
Total consideration, net of cash acquired	$1,792

Property, plant and equipment	$328
Indefinite-lived intangible assets	128
Definite-lived intangible assets	557
Other liabilities, net	(85)
Identifiable net assets acquired	928
Goodwill resulting from purchase	864
Total purchase price allocation	$1,792
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

Sale of Reception Systems Business
On July 31, 2015, Delphi completed the sale of its Reception Systems business for net cash proceeds of approximately $25 million and $39 million of buyer-assumed pension liabilities. The net sales of this business, which was previously reported within the Electronics and Safety segment, were approximately $55 million for the six months ended June 30, 2015. Delphi recognized a pre-tax gain on the divestiture of $39 million within cost of sales in the third quarter of 2015. The results of operations of this business, including the gain on divestiture, were not significant to the consolidated financial statements for any period presented, and the divestiture did not meet the discontinued operations criteria.
Sale of Thermal Systems Business
On June 30, 2015, Delphi completed the sale of the Company's wholly owned Thermal Systems business. On September 24, 2015, Delphi completed the sale of its interest in its KDAC joint venture, and on March 31, 2016, Delphi completed the sale of its interest in its SDAAC joint venture. Delphi's interests in the SDAAC and KDAC joint ventures were previously reported within the Thermal Systems segment. Accordingly, the results of the Thermal Systems business are classified as discontinued operations for all periods presented. Refer to Note 21. Discontinued Operations for further disclosure related to the Company's discontinued operations, including details of the divestiture transactions.
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

The details of the executive grants were as follows:

Grant Date	RSUs Granted	Grant Date Fair Value	Time-Based Award Vesting Dates	Performance-Based Award Vesting Date
	(in millions)
February 2012	1.88	$59	Annually on anniversary of grant date, 2013 - 2015	December 31, 2014
February 2013	1.45	60	Annually on anniversary of grant date, 2014 - 2016	December 31, 2015
February 2014	0.78	53	Annually on anniversary of grant date, 2015 - 2017	December 31, 2016
February 2015	0.90	76	Annually on anniversary of grant date, 2016 - 2018	December 31, 2017
February 2016	0.71	48	Annually on anniversary of grant date, 2017 - 2019	December 31, 2018
Any new executives hired after the annual executive RSU grant date may be eligible to participate in the PLC LTIP. Any off cycle grants made for new hires are valued at their grant date fair value based on the closing price of the Company's ordinary shares on the date of such grant.
The grant date fair value of the RSUs is determined based on the target number of awards issued, the closing price of the Company’s ordinary shares on the date of the grant of the award, including an estimate for forfeitures, and a contemporaneous valuation performed by an independent valuation specialist with respect to the relative total shareholder return awards.
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
In February 2016, under the time-based vesting terms of the 2013, 2014 and 2015 grants, 395,744 ordinary shares were issued to Delphi executives at a fair value of approximately $24 million, of which 146,726 ordinary shares were withheld to cover minimum withholding taxes. The performance-based RSUs associated with the 2013 grant vested at the completion of a three-year performance period on December 31, 2015, and in the first quarter of 2016, 1,265,339 ordinary shares were issued to Delphi executives at a fair value of approximately $77 million, of which 512,371 ordinary shares were withheld to cover minimum withholding taxes.
A summary of RSU activity, including award grants, vesting and forfeitures is provided below:

	RSUs	Weighted Average Grant Date Fair Value
	(in thousands)
Nonvested, January 1, 2016	1,980	$74.66
Granted	865	67.83
Vested	(452)	57.96
Forfeited	(131)	75.17
Nonvested, June 30, 2016	2,262	75.35

Delphi recognized compensation expense of $10 million ($8 million, net of tax) and $21 million ($16 million, net of tax) based on the Company’s best estimate of ultimate performance against the respective targets during the three months ended June 30, 2016 and 2015, respectively. Delphi recognized compensation expense of $27 million ($21 million, net of tax) and $35 million ($27 million, net of tax) based on the Company’s best estimate of ultimate performance against the respective targets during the six months ended June 30, 2016 and 2015, respectively. Delphi will continue to recognize compensation expense, based on the grant date fair value of the awards applied to the Company’s best estimate of ultimate performance against the respective targets, over the requisite vesting periods of the awards. Based on the grant date fair value of the awards and the Company’s best estimate of ultimate performance against the respective targets as of June 30, 2016, unrecognized compensation expense on a pre-tax basis of approximately $112 million is anticipated to be recognized over a weighted average period of approximately 2 years. For the six months ended June 30, 2016 and 2015, respectively, approximately $40 million and $58 million of cash was paid and reflected as a financing activity in the statements of cash flows related to the minimum statutory tax withholding for vested RSUs.

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

Statement of Operations Three Months Ended June 30, 2016

	Parent	Subsidiary Guarantors	Subsidiary Issuer/Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated

	(in millions)
Net sales	$—	$—	$—	$4,206	$—	$4,206
Operating expenses:
Cost of sales	—	—	—	3,348	—	3,348
Selling, general and administrative	35	—	—	244	—	279
Amortization	—	—	—	34	—	34
Restructuring	—	—	—	154	—	154
Total operating expenses	35	—	—	3,780	—	3,815
Operating (loss) income	(35)	—	—	426	—	391
Interest (expense) income	(50)	(8)	(50)	(20)	87	(41)
Other income (expense), net	—	31	16	38	(87)	(2)
(Loss) income from continuing operations before income taxes and equity income	(85)	23	(34)	444	—	348
Income tax benefit (expense)	—	—	12	(96)	—	(84)
(Loss) income from continuing operations before equity income	(85)	23	(22)	348	—	264
Equity in net income of affiliates	—	—	—	7	—	7
Equity in net income (loss) of subsidiaries	343	327	147	—	(817)	—
Income from continuing operations	258	350	125	355	(817)	271
Income from discontinued operations, net of tax	—	—	—	—	—	—
Net income (loss)	258	350	125	355	(817)	271
Net income attributable to noncontrolling interest	—	—	—	13	—	13
Net income (loss) attributable to Delphi	$258	$350	$125	$342	$(817)	$258
Statement of Operations Six Months Ended June 30, 2016

	Parent	Subsidiary Guarantors	Subsidiary Issuer/Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated

	(in millions)
Net sales	$—	$—	$—	$8,257	$—	$8,257
Operating expenses:
Cost of sales	—	—	—	6,613	—	6,613
Selling, general and administrative	64	—	—	492	—	556
Amortization	—	—	—	67	—	67
Restructuring	—	—	—	189	—	189
Total operating expenses	64	—	—	7,361	—	7,425
Operating (loss) income	(64)	—	—	896	—	832
Interest (expense) income	(96)	(16)	(101)	(39)	170	(82)
Other income (expense), net	—	62	33	77	(170)	2
(Loss) income from continuing operations before income taxes and equity income	(160)	46	(68)	934	—	752
Income tax benefit (expense)	—	—	25	(184)	—	(159)
(Loss) income from continuing operations before equity income	(160)	46	(43)	750	—	593
Equity in net income of affiliates	—	—	—	13	—	13
Equity in net income (loss) of subsidiaries	843	800	251	—	(1,894)	—
Income from continuing operations	683	846	208	763	(1,894)	606
Income from discontinued operations, net of tax	—	—	—	108	—	108
Net income (loss)	683	846	208	871	(1,894)	714
Net income attributable to noncontrolling interest	—	—	—	31	—	31
Net income (loss) attributable to Delphi	$683	$846	$208	$840	$(1,894)	$683

Statement of Operations Three Months Ended June 30, 2015

	Parent	Subsidiary Guarantors	Subsidiary Issuer/Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated

	(in millions)
Net sales	$—	$—	$—	$3,858	$—	$3,858
Operating expenses:
Cost of sales	—	—	—	3,076	—	3,076
Selling, general and administrative	44	—	—	217	—	261
Amortization	—	—	—	23	—	23
Restructuring	—	—	—	17	—	17
Total operating expenses	44	—	—	3,333	—	3,377
Operating (loss) income	(44)	—	—	525	—	481
Interest (expense) income	(26)	(9)	(38)	(21)	64	(30)
Other income (expense), net	—	20	19	23	(64)	(2)
(Loss) income from continuing operations before income taxes and equity income	(70)	11	(19)	527	—	449
Income tax benefit (expense)	—	—	7	(87)	—	(80)
(Loss) income from continuing operations before equity income	(70)	11	(12)	440	—	369
Equity in net income (loss) of subsidiaries	715	704	183	—	(1,602)	—
Income from continuing operations	645	715	171	440	(1,602)	369
Income from discontinued operations, net of tax	—	—	—	298	—	298
Net income (loss)	645	715	171	738	(1,602)	667
Net income attributable to noncontrolling interest	—	—	—	22	—	22
Net income (loss) attributable to Delphi	$645	$715	$171	$716	$(1,602)	$645
Statement of Operations Six Months Ended June 30, 2015

	Parent	Subsidiary Guarantors	Subsidiary Issuer/Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated

	(in millions)
Net sales	$—	$—	$—	$7,655	$—	$7,655
Operating expenses:
Cost of sales	—	—	—	6,132	—	6,132
Selling, general and administrative	26	—	—	490	—	516
Amortization	—	—	—	47	—	47
Restructuring	—	—	—	33	—	33
Total operating expenses	26	—	—	6,702	—	6,728
Operating (loss) income	(26)	—	—	953	—	927
Interest (expense) income	(46)	(15)	(83)	(51)	133	(62)
Other income (expense), net	—	35	(7)	49	(133)	(56)
(Loss) income from continuing operations before income taxes and equity income	(72)	20	(90)	951	—	809
Income tax benefit (expense)	—	—	33	(174)	—	(141)
(Loss) income from continuing operations before equity income	(72)	20	(57)	777	—	668
Equity in net income of affiliates	—	—	—	5	—	5
Equity in net income (loss) of subsidiaries	926	906	262	—	(2,094)	—
Income from continuing operations	854	926	205	782	(2,094)	673
Income from discontinued operations, net of tax	—	—	—	223	—	223
Net income (loss)	854	926	205	1,005	(2,094)	896
Net income attributable to noncontrolling interest	—	—	—	42	—	42
Net income (loss) attributable to Delphi	$854	$926	$205	$963	$(2,094)	$854

Statement of Comprehensive Income Three Months Ended June 30, 2016

	Parent	Subsidiary Guarantors	Subsidiary Issuer/Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated

	(in millions)
Net income (loss)	$258	$350	$125	$355	$(817)	$271
Other comprehensive income (loss):
Currency translation adjustments	16	—	—	(72)	—	(56)
Net change in unrecognized gain (loss) on derivative instruments, net of tax	—	—	—	26	—	26
Employee benefit plans adjustment, net of tax	—	—	—	17	—	17
Other comprehensive income (loss)	16	—	—	(29)	—	(13)
Equity in other comprehensive (loss) income of subsidiaries	(26)	(102)	—	—	128	—
Comprehensive income (loss)	248	248	125	326	(689)	258
Comprehensive income attributable to noncontrolling interests	—	—	—	10	—	10
Comprehensive income (loss) attributable to Delphi	$248	$248	$125	$316	$(689)	$248
Statement of Comprehensive Income Six Months Ended June 30, 2016

	Parent	Subsidiary Guarantors	Subsidiary Issuer/Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated

	(in millions)
Net income (loss)	$683	$846	$208	$871	$(1,894)	$714
Other comprehensive income (loss):
Currency translation adjustments	(9)	—	—	(10)	—	(19)
Net change in unrecognized gain (loss) on derivative instruments, net of tax	—	—	—	49	—	49
Employee benefit plans adjustment, net of tax	—	—	—	22	—	22
Other comprehensive (loss) income	(9)	—	—	61	—	52
Equity in other comprehensive income (loss) of subsidiaries	63	(125)	11	—	51	—
Comprehensive income (loss)	737	721	219	932	(1,843)	766
Comprehensive income attributable to noncontrolling interests	—	—	—	29	—	29
Comprehensive income (loss) attributable to Delphi	$737	$721	$219	$903	$(1,843)	$737

Statement of Comprehensive Income Three Months Ended June 30, 2015

	Parent	Subsidiary Guarantors	Subsidiary Issuer/Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated

	(in millions)
Net income (loss)	$645	$715	$171	$738	$(1,602)	$667
Other comprehensive income (loss):
Currency translation adjustments	—	—	—	61	—	61
Net change in unrecognized gain (loss) on derivative instruments, net of tax	—	—	—	(2)	—	(2)
Employee benefit plans adjustment, net of tax	—	—	—	(5)	—	(5)
Other comprehensive income	—	—	—	54	—	54
Equity in other comprehensive income (loss) of subsidiaries	53	(17)	—	—	(36)	—
Comprehensive income (loss)	698	698	171	792	(1,638)	721
Comprehensive income attributable to noncontrolling interests	—	—	—	23	—	23
Comprehensive income (loss) attributable to Delphi	$698	$698	$171	$769	$(1,638)	$698
Statement of Comprehensive Income Six Months Ended June 30, 2015

	Parent	Subsidiary Guarantors	Subsidiary Issuer/Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated

	(in millions)
Net income (loss)	$854	$926	$205	$1,005	$(2,094)	$896
Other comprehensive income (loss):
Currency translation adjustments	—	—	—	(173)	—	(173)
Net change in unrecognized gain (loss) on derivative instruments, net of tax	—	—	—	(6)	—	(6)
Employee benefit plans adjustment, net of tax	—	—	—	22	—	22
Other comprehensive loss	—	—	—	(157)	—	(157)
Equity in other comprehensive (loss) income of subsidiaries	(156)	(228)	(1)	—	385	—
Comprehensive income (loss)	698	698	204	848	(1,709)	739
Comprehensive income attributable to noncontrolling interests	—	—	—	41	—	41
Comprehensive income (loss) attributable to Delphi	$698	$698	$204	$807	$(1,709)	$698

Balance Sheet as of June 30, 2016

	Parent	Subsidiary Guarantors	Subsidiary Issuer/Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated

	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$2	$—	$—	$435	$—	$437
Restricted cash	—	—	—	1	—	1
Accounts receivable, net	—	—	—	2,900	—	2,900
Intercompany receivables, current	—	1,180	495	5,450	(7,125)	—
Inventories	—	—	—	1,318	—	1,318
Other current assets	—	—	—	395	—	395
Total current assets	2	1,180	495	10,499	(7,125)	5,051
Long-term assets:
Intercompany receivables, long-term	—	805	1,037	1,751	(3,593)	—
Property, net	—	—	—	3,430	—	3,430
Investments in affiliates	—	—	—	96	—	96
Investments in subsidiaries	9,824	8,070	2,949	—	(20,843)	—
Intangible assets, net	—	—	—	2,916	—	2,916
Other long-term assets	—	—	9	455	—	464
Total long-term assets	9,824	8,875	3,995	8,648	(24,436)	6,906
Total assets	$9,826	$10,055	$4,490	$19,147	$(31,561)	$11,957
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$—	$—	$—	$97	$—	$97
Accounts payable	—	—	—	2,527	—	2,527
Intercompany payables, current	5,198	565	950	412	(7,125)	—
Accrued liabilities	25	—	23	1,227	—	1,275
Total current liabilities	5,223	565	973	4,263	(7,125)	3,899
Long-term liabilities:
Long-term debt	2,058	—	1,883	28	—	3,969
Intercompany payables, long-term	164	1,311	1,031	1,087	(3,593)	—
Pension benefit obligations	—	—	—	807	—	807
Other long-term liabilities	—	—	28	484	—	512
Total long-term liabilities	2,222	1,311	2,942	2,406	(3,593)	5,288
Total liabilities	7,445	1,876	3,915	6,669	(10,718)	9,187
Total Delphi shareholders’ equity	2,381	8,179	575	12,089	(20,843)	2,381
Noncontrolling interest	—	—	—	389	—	389
Total shareholders’ equity	2,381	8,179	575	12,478	(20,843)	2,770
Total liabilities and shareholders’ equity	$9,826	$10,055	$4,490	$19,147	$(31,561)	$11,957

Balance Sheet as of December 31, 2015

	Parent	Subsidiary Guarantors	Subsidiary Issuer/Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated

	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$4	$—	$—	$531	$—	$535
Restricted cash	—	—	—	1	—	1
Accounts receivable, net	—	—	—	2,750	—	2,750
Intercompany receivables, current	101	1,148	387	4,852	(6,488)	—
Inventories	—	—	—	1,181	—	1,181
Other current assets	—	—	—	431	—	431
Current assets held for sale	—	—	—	223	—	223
Total current assets	105	1,148	387	9,969	(6,488)	5,121
Long-term assets:
Intercompany receivables, long-term	—	775	1,007	1,743	(3,525)	—
Property, net	—	—	—	3,377	—	3,377
Investments in affiliates	—	—	—	94	—	94
Investments in subsidiaries	8,916	7,243	2,758	—	(18,917)	—
Intangible assets, net	—	—	—	2,922	—	2,922
Other long-term assets	—	—	12	447	—	459
Total long-term assets	8,916	8,018	3,777	8,583	(22,442)	6,852
Total assets	$9,021	$9,166	$4,164	$18,552	$(28,930)	$11,973
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$—	$—	$—	$52	$—	$52
Accounts payable	2	—	—	2,539	—	2,541
Intercompany payables, current	4,543	555	905	480	(6,483)	—
Accrued liabilities	17	—	24	1,163	—	1,204
Current liabilities held for sale	—	—	—	130	—	130
Total current liabilities	4,562	555	929	4,364	(6,483)	3,927
Long-term liabilities:
Long-term debt	2,047	—	1,883	26	—	3,956
Intercompany payables, long-term	162	1,305	1,001	1,057	(3,525)	—
Pension benefit obligations	—	—	—	854	—	854
Other long-term liabilities	—	—	27	476	—	503
Total long-term liabilities	2,209	1,305	2,911	2,413	(3,525)	5,313
Total liabilities	6,771	1,860	3,840	6,777	(10,008)	9,240
Total Delphi shareholders’ equity	2,250	7,306	324	11,292	(18,922)	2,250
Noncontrolling interest	—	—	—	483	—	483
Total shareholders’ equity	2,250	7,306	324	11,775	(18,922)	2,733
Total liabilities and shareholders’ equity	$9,021	$9,166	$4,164	$18,552	$(28,930)	$11,973

Statement of Cash Flows for the Six Months Ended June 30, 2016

	Parent	Subsidiary Guarantors	Subsidiary Issuer/Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated

	(in millions)
Net cash (used in) provided by operating activities from continuing operations	$(24)	$7	$—	$860	$—	$843
Net cash provided by operating activities from discontinued operations	—	—	—	—	—	—
Net cash (used in) provided by operating activities	(24)	7	—	860	—	843
Cash flows from investing activities:
Capital expenditures	—	—	—	(412)	—	(412)
Proceeds from sale of property / investments	—	—	—	8	—	8
Net proceeds from divestiture of discontinued operations	—	—	—	52	—	52
Cost of business acquisitions, net of cash acquired	—	—	(15)	—	—	(15)
Cost of technology investments	—	—	(3)	—	—	(3)
Settlement of derivatives	—	—	—	(16)	—	(16)
Loans to affiliates	—	(7)	—	(630)	637	—
Repayments of loans from affiliates	—	—	—	3	(3)	—
Net cash (used in) provided by investing activities from continuing operations	—	(7)	(18)	(995)	634	(386)
Net cash used in investing activities from discontinued operations	—	—	—	(4)	—	(4)
Net cash (used in) provided by investing activities	—	(7)	(18)	(999)	634	(390)
Cash flows from financing activities:
Net proceeds under other short-term debt agreements	—	—	—	51	—	51
Dividend payments of consolidated affiliates to minority shareholders	—	—	—	(12)	—	(12)
Proceeds from borrowings from affiliates	619	—	18	—	(637)	—
Payments on borrowings from affiliates	(3)	—	—	—	3	—
Repurchase of ordinary shares	(435)	—	—	—	—	(435)
Distribution of cash dividends	(159)	—	—	—	—	(159)
Taxes withheld and paid on employees' restricted share awards	—	—	—	(40)	—	(40)
Net cash provided by (used in) financing activities	22	—	18	(1)	(634)	(595)
Effect of exchange rate fluctuations on cash and cash equivalents	—	—	—	—	—	—
Decrease in cash and cash equivalents	(2)	—	—	(140)	—	(142)
Cash and cash equivalents at beginning of period	4	—	—	575	—	579
Cash and cash equivalents at end of period	$2	$—	$—	$435	$—	$437
Cash and cash equivalents of discontinued operations	$—	$—	$—	$—	$—	$—
Cash and cash equivalents of continuing operations	$2	$—	$—	$435	$—	$437

Statement of Cash Flows for the Six Months Ended June 30, 2015

	Parent	Subsidiary Guarantors	Subsidiary Issuer/Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated

	(in millions)
Net cash provided by operating activities from continuing operations	$6	$—	$—	$629	$—	$635
Net cash provided by operating activities from discontinued operations	—	—	—	34	—	34
Net cash provided by operating activities	6	—	—	663	—	669
Cash flows from investing activities:
Capital expenditures	—	—	—	(360)	—	(360)
Proceeds from sale of property / investments	—	—	—	3	—	3
Net proceeds from divestiture of discontinued operations	—	—	—	660	—	660
Cost of technology investments	—	—	—	(23)	—	(23)
Payments associated with business disposals	—	—	—	(7)	—	(7)
Loans to affiliates	—	(753)	(342)	(723)	1,818	—
Repayments of loans from affiliates	—	—	135	—	(135)	—
Investments in subsidiaries	(753)	—	—	—	753	—
Net cash (used in) provided by investing activities from continuing operations	(753)	(753)	(207)	(450)	2,436	273
Net cash used in investing activities from discontinued operations	—	—	—	(65)	—	(65)
Net cash (used in) provided by investing activities	(753)	(753)	(207)	(515)	2,436	208
Cash flows from financing activities:
Net proceeds under other short-term debt agreements	—	—	—	7	—	7
Repayment of senior notes	—	—	(546)	—	—	(546)
Proceeds from issuance of senior notes, net of issuance costs	753	—	—	—	—	753
Dividend payments of consolidated affiliates to minority shareholders	—	—	—	(13)	—	(13)
Proceeds from borrowings from affiliates	818	—	753	247	(1,818)	—
Payments on borrowings from affiliates	(135)	—	—	—	135	—
Investment from parent	—	753	—	—	(753)	—
Repurchase of ordinary shares	(542)	—	—	—	—	(542)
Distribution of cash dividends	(145)	—	—	—	—	(145)
Taxes withheld and paid on employees' restricted share awards	—	—	—	(58)	—	(58)
Net cash provided by (used in) financing activities	749	753	207	183	(2,436)	(544)
Effect of exchange rate fluctuations on cash and cash equivalents	—	—	—	(2)	—	(2)
Increase in cash and cash equivalents	2	—	—	329	—	331
Cash and cash equivalents at beginning of period	9	1	—	894	—	904
Cash and cash equivalents at end of period	$11	$1	$—	$1,223	$—	$1,235
Cash and cash equivalents of discontinued operations	$—	$—	$—	$64	$—	$64
Cash and cash equivalents of continuing operations	$11	$1	$—	$1,159	$—	$1,171

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
Included below are sales and operating data for Delphi’s segments for the three and six months ended June 30, 2016 and 2015.

	Electrical/ Electronic Architecture	Powertrain Systems	Electronics and Safety	Eliminations and Other (1)	Total

	(in millions)
For the Three Months Ended June 30, 2016:
Net sales	$2,352	$1,118	$777	$(41)	$4,206
Depreciation & amortization	$100	$67	$23	$—	$190
Adjusted operating income	$343	$138	$96	$—	$577
Operating income (loss)	$321	$(12)	$82	$—	$391
Equity income	$7	$—	$—	$—	$7
Net income attributable to noncontrolling interest	$6	$7	$—	$—	$13

	Electrical/ Electronic Architecture	Powertrain Systems	Electronics and Safety	Eliminations and Other (1)	Total

	(in millions)
For the Three Months Ended June 30, 2015:
Net sales	$2,044	$1,143	$713	$(42)	$3,858
Depreciation & amortization	$69	$45	$21	$—	$135
Adjusted operating income	$292	$146	$88	$—	$526
Operating income	$267	$135	$79	$—	$481
Equity income (loss)	$1	$(1)	$—	$—	$—
Net income attributable to noncontrolling interest	$9	$10	$—	$—	$19

	Electrical/ Electronic Architecture	Powertrain Systems	Electronics and Safety	Eliminations and Other (1)	Total

	(in millions)
For the Six Months Ended June 30, 2016:
Net sales	$4,629	$2,212	$1,497	$(81)	$8,257
Depreciation & amortization	$195	$111	$46	$—	$352
Adjusted operating income	$648	$268	$170	$—	$1,086
Operating income	$581	$105	$146	$—	$832
Equity income	$13	$—	$—	$—	$13
Net income attributable to noncontrolling interest	$13	$15	$—	$—	$28

	Electrical/ Electronic Architecture	Powertrain Systems	Electronics and Safety	Eliminations and Other (1)	Total

	(in millions)
For the Six Months Ended June 30, 2015:
Net sales	$4,122	$2,224	$1,395	$(86)	$7,655
Depreciation & amortization	$135	$89	$39	$—	$263
Adjusted operating income	$556	$275	$167	$—	$998
Operating income	$520	$256	$151	$—	$927
Equity income	$5	$—	$—	$—	$5
Net income attributable to noncontrolling interest	$17	$18	$—	$—	$35

(1)	Eliminations and Other includes the elimination of inter-segment transactions.

The reconciliation of Adjusted Operating Income to Operating Income includes, as applicable, restructuring, other acquisition and portfolio project costs (which includes costs incurred to integrate acquired businesses and to plan and execute product portfolio transformation actions, including business and product acquisitions and divestitures), asset impairments and gains (losses) on business divestitures. The reconciliations of Adjusted Operating Income to net income attributable to Delphi for the three and six months ended June 30, 2016 and 2015 are as follows:

	Electrical/ Electronic Architecture	Powertrain Systems	Electronics and Safety	Eliminations and Other	Total

	(in millions)
For the Three Months Ended June 30, 2016:
Adjusted operating income	$343	$138	$96	$—	$577
Restructuring	(17)	(126)	(11)	—	(154)
Other acquisition and portfolio project costs	(5)	(2)	(3)	—	(10)
Asset impairments	—	(22)	—	—	(22)
Operating income (loss)	$321	$(12)	$82	$—	391
Interest expense					(41)
Other income (expense), net					(2)
Income from continuing operations before income taxes and equity income					348
Income tax expense					(84)
Equity income, net of tax					7
Income from continuing operations					271
Income from discontinued operations, net of tax					—
Net income					271
Net income attributable to noncontrolling interest					13
Net income attributable to Delphi					$258

	Electrical/ Electronic Architecture	Powertrain Systems	Electronics and Safety	Eliminations and Other	Total

	(in millions)
For the Three Months Ended June 30, 2015:
Adjusted operating income	$292	$146	$88	$—	$526
Restructuring	(5)	(8)	(4)	—	(17)
Other acquisition and portfolio project costs	(5)	(3)	(2)	—	(10)
Asset impairments	(1)	—	(3)	—	(4)
Gain (loss) on business divestitures, net	(14)	—	—	—	(14)
Operating income	$267	$135	$79	$—	481
Interest expense					(30)
Other income (expense), net					(2)
Income from continuing operations before income taxes and equity income					449
Income tax expense					(80)
Equity income, net of tax					—
Income from continuing operations					369
Income from discontinued operations, net of tax					298
Net income					667
Net income attributable to noncontrolling interest					22
Net income attributable to Delphi					$645

	Electrical/ Electronic Architecture	Powertrain Systems	Electronics and Safety	Eliminations and Other	Total

	(in millions)
For the Six Months Ended June 30, 2016:
Adjusted operating income	$648	$268	$170	$—	$1,086
Restructuring	(35)	(135)	(19)	—	(189)
Other acquisition and portfolio project costs	(32)	(6)	(5)	—	(43)
Asset impairments	—	(22)	—	—	(22)
Operating income	$581	$105	$146	$—	832
Interest expense					(82)
Other income (expense), net					2
Income from continuing operations before income taxes and equity income					752
Income tax expense					(159)
Equity income, net of tax					13
Income from continuing operations					606
Income from discontinued operations, net of tax					108
Net income					714
Net income attributable to noncontrolling interest					31
Net income attributable to Delphi					$683

	Electrical/ Electronic Architecture	Powertrain Systems	Electronics and Safety	Eliminations and Other	Total

	(in millions)
For the Six Months Ended June 30, 2015:
Adjusted operating income	$556	$275	$167	$—	$998
Restructuring	(9)	(14)	(10)	—	(33)
Other acquisition and portfolio project costs	(10)	(5)	(3)	—	(18)
Asset impairments	(3)	—	(3)	—	(6)
Gain (loss) on business divestitures, net	(14)	—	—	—	(14)
Operating income	$520	$256	$151	$—	927
Interest expense					(62)
Other income (expense), net					(56)
Income from continuing operations before income taxes and equity income					809
Income tax expense					(141)
Equity income, net of tax					5
Income from continuing operations					673
Loss from discontinued operations, net of tax					223
Net income					896
Net income attributable to noncontrolling interest					42
Net income attributable to Delphi					$854

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
On June 30, 2015 the Company closed the sale of its wholly owned Thermal Systems business to MAHLE GmbH ("MAHLE"). The Company received cash proceeds of approximately $670 million and recognized a gain on the divestiture within income from discontinued operations of $271 million (approximately $0.95 per diluted share), net of tax expense of $52 million, transaction costs of $10 million and $18 million of pre-tax post-closing adjustments recorded in the fourth quarter of 2015 primarily related to settlement of working capital items and contingent liabilities. Additional post-closing adjustments of $3 million, primarily related to the settlement of contingent liabilities, were recorded as a reduction to the gain on the divestiture during the six months ended June 30, 2016. In conjunction with the sale, Delphi and MAHLE also entered into a transition services agreement under which Delphi is providing certain administrative and other services, as well as a supply agreement under which Delphi is supplying certain products, primarily for a period of up to eighteen months following the closing of the transaction. Delphi recorded $2 million and $5 million to other income (expense), net during the three and six months ended June 30, 2016, respectively, for certain fees earned pursuant to the transition services agreement.
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
On March 31, 2016, the Company closed the sale of its 50 percent interest in its Shanghai Delphi Automotive Air Conditioning ("SDAAC") joint venture to one of the Company's joint venture partners, Shanghai Aerospace Automobile Electromechanical Co., Ltd ("SAAE"). The Company received cash proceeds of $62 million, net of tax, transaction costs and $29 million of cash divested, and recognized a gain on the divestiture of $104 million (approximately $0.38 per diluted share), net of tax expense of $10 million and transaction costs, within income from discontinued operations during the six months ended June 30, 2016. The financial results of SDAAC, which were consolidated by Delphi, were historically reported as part of the Thermal Systems segment.
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

In the first quarter of 2015, the Company determined that the assets and liabilities of the Thermal Systems segment met the held for sale criteria in accordance with FASB ASC 205, Presentation of Financial Statements. Accordingly, the held for sale Thermal Systems assets and liabilities were reclassified in the consolidated balance sheet to assets held for sale or liabilities held for sale, respectively, as the sale of such assets and liabilities was expected within one year. The Company ceased recording depreciation of the held for sale Thermal Systems assets in the first quarter of 2015. As described above, Delphi completed the divestitures of the wholly owned Thermal Systems business on June 30, 2015, of its 50 percent interest in KDAC on September 24, 2015 and of its 50 percent interest in SDAAC on March 31, 2016. As a result of the completion of the divestitures, there are no assets or liabilities held for sale as of June 30, 2016. The following table summarizes the carrying value of the major classes of assets and liabilities of discontinued operations as of December 31, 2015:

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

A reconciliation of the major classes of line items constituting pre-tax profit or loss of discontinued operations to income from discontinued operations, net of tax as presented in the consolidated statements of operations is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

	(in millions)
Net sales	$—	$382	$78	$755
Cost of sales	—	345	67	688
Selling, general and administrative	—	11	4	22
Amortization	—	—	—	1
Restructuring	—	1	—	2
Income from discontinued operations before income taxes and equity income	—	25	7	42
Income tax expense on discontinued operations	—	(12)	—	(16)
Gain on divestiture of discontinued operations, net of tax	—	285	104	285
Adjustment to prior period gain on divestiture, net of tax	—	—	(3)	—
Impairment loss	—	—	—	(88)
Income from discontinued operations, net of tax	—	298	108	223
Income from discontinued operations attributable to noncontrolling interests	—	3	3	7
Net income from discontinued operations attributable to Delphi	$—	$295	$105	$216
Income from discontinued operations before income taxes attributable to Delphi was $0 million and $307 million for the three months ended June 30, 2016 and 2015, respectively. Income from discontinued operations before income taxes attributable to Delphi was $115 million and $231 million for the six months ended June 30, 2016 and 2015, respectively, which includes $0 million and $1 million, respectively, of income tax expense attributable to noncontrolling interests.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
This Quarterly Report on Form 10-Q, including the exhibits being filed as part of this report, as well as other statements made by Delphi Automotive PLC (“Delphi,” the “Company,” “we,” “us” and “our”), contain forward-looking statements that reflect, when made, the Company’s current views with respect to current events and financial performance. Such forward-looking statements are subject to many risks, uncertainties and factors relating to the Company’s operations and business environment, which may cause the actual results of the Company to be materially different from any future results, express or implied, by such forward-looking statements. All statements that address future operating, financial or business performance or the Company’s strategies or expectations are forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “will,” “should,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “projects,” “potential,” “outlook” or “continue,” and other comparable terminology. Factors that could cause actual results to differ materially from these forward-looking statements include, but are not limited to, the following: global and regional economic conditions, including conditions affecting the credit market and resulting from the United Kingdom referendum held on June 23, 2016 in which voters approved an exit from the European Union, commonly referred to as "Brexit"; fluctuations in interest rates and foreign currency exchange rates; the cyclical nature of automotive sales and production; the potential disruptions in the supply of and changes in the competitive environment for raw material integral to the Company’s products; the Company’s ability to maintain contracts that are critical to its operations; the ability of the Company to integrate and realize the benefits of recent acquisitions; the ability of the Company to attract, motivate and/or retain key executives; the ability of the Company to avoid or continue to operate during a strike, or partial work stoppage or slow down by any of its unionized employees or those of its principal customers; and the ability of the Company to attract and retain customers. Additional factors are discussed under the captions “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s filings with the Securities and Exchange Commission, including those set forth in the Company's Annual Report on Form 10-K for fiscal year ended December 31, 2015 and within this Form 10-Q filing. New risks and uncertainties arise from time to time, and it is impossible for us to predict these events or how they may affect the Company. It should be remembered that the price of the ordinary shares and any income from them can go down as well as up. Delphi disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events and/or otherwise, except as may be required by law.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following management’s discussion and analysis of financial condition and results of operations (“MD&A”) is intended to help you understand the business operations and financial condition of the Company for the three and six months ended June 30, 2016. This discussion should be read in conjunction with Item 1. Financial Statements. Our MD&A is presented in eight sections:

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
As described in Note 21. Discontinued Operations, during the six months ended June 30, 2016, we completed the final step of our strategy to divest our former Thermal Systems business through the sale of our ownership interest in the Shanghai Delphi Automotive Air Conditioning ("SDAAC") joint venture for net cash proceeds of $62 million. Previously, on June 30, 2015 we completed the sale of the Company's wholly owned Thermal Systems business to MAHLE GmbH ("MAHLE") for net cash proceeds of approximately $660 million, and on September 24, 2015 we completed the sale of our interest in the Korea Delphi Automotive Systems Corporation ("KDAC") joint venture to a separate buyer for net cash proceeds of $70 million. The SDAAC and KDAC joint ventures were previously reported within the Thermal Systems segment. The divestiture of the Thermal Systems business positions us with a strategically focused product portfolio in high-growth spaces to meet consumer preferences for products that address the industry mega-trends of Safe, Green and Connected. Proceeds from the sale were used to fund growth initiatives, including acquisitions, as well as share repurchases. As the disposal of the Thermal Systems business represents a strategic shift that will have a major effect on the Company's operations and financial results, the assets and liabilities, operating results, and operating and investing cash flows for the previously reported Thermal Systems segment are presented as discontinued operations separate from the Company’s continuing operations for all periods presented. This Management’s Discussion and Analysis reflects the results of continuing operations, unless otherwise noted.
Our total net sales during the three and six months ended June 30, 2016 were $4.2 billion and $8.3 billion, an increase of 9% and 8% compared to the same periods of 2015, respectively. The increase in our total net sales is primarily attributable to continued increased volumes in the North America, Europe and Asia Pacific regions, as well as incremental sales as a result of our acquisition of HellermannTyton Group PLC (“HellermannTyton”) in December 2015. Partially offsetting these increased volumes were reduced sales in our smallest region, South America, due to continuing economic weakness resulting in continued reductions in OEM production schedules in the region. Our overall lean cost structure enabled us to maintain gross margins of over 20% in the three months ended June 30, 2016, consistent with the prior year period.
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
Trends, Uncertainties and Opportunities
Rate of economic recovery. Our business is directly related to automotive sales and automotive vehicle production by our customers. Automotive sales depend on a number of factors, including global and regional economic conditions. Although global automotive vehicle production increased 2% from 2014 to 2015 and is expected to increase by an additional 3% in 2016, the economic recovery has remained uneven from a regional perspective. Vehicle production increased by 4% in both North America and Europe as consumer demand for vehicles increased as a result of these economies strengthening in 2015. Both the North American and European economies are expected to continue to experience moderate improvement, resulting in vehicle production growth of 3% in North America and 2% in Europe in 2016 as compared to 2015. There has been a recent moderation in the level of economic growth and an increase in market volatility in China, which has resulted in lower automotive production growth rates in China than those previously experienced. Although automotive production in China increased by 4% in 2015 as compared to 2014, and is expected to increase by an additional 6% in 2016, this represents a reduction from the overall level of long-term automotive market growth in the country. Additionally, vehicle production in South America, our smallest region, decreased by 19% in 2015 as compared to 2014, and is expected to decrease by an additional 14% in 2016.
Economic volatility or weakness in Europe or China, continued weakness in South America, or weakness in North America could result in a significant reduction in automotive sales and production by our customers, which would have an adverse effect on our business, results of operations and financial condition. Additionally, economic weakness may result in shifts in the mix of future automotive sales (from vehicles with more content such as luxury vehicles, trucks and sport utility vehicles toward smaller passenger cars). While our diversified customer and geographic revenue base, along with our flexible cost structure, have well positioned us to withstand the impact of industry downturns and benefit from industry upturns, shifts to vehicles with less content would adversely impact our profitability.
There has been a recent increase in market volatility and currency exchange rate fluctuations, both globally and most specifically within the United Kingdom ("U.K.") and Europe, as a result of the U.K. referendum held on June 23, 2016 in which voters approved an exit from the European Union ("E.U."), commonly referred to as "Brexit." As a result of the referendum, the British government will begin negotiating the terms of the U.K.’s future relationship with the E.U. including, among other matters, the terms of trade between the U.K. and the E.U. Brexit could adversely affect European and worldwide economic and market conditions and could contribute to instability in global financial and foreign exchange markets, including increased volatility in interest rates and foreign exchange rates. Although we are actively monitoring the ongoing potential impacts of Brexit and will seek to minimize its impact on our business, any of these effects of Brexit, among others, could adversely affect our business, business opportunities, results of operations, financial condition and cash flows. Approximately 5% of our annual net sales are generated in the U.K., with less than 3% denominated in British pounds.
Emerging markets growth. Despite the recent moderation in the level of economic growth in China, rising income levels in China and other emerging markets have resulted and are expected to result in stronger growth rates in these markets over the long term. Our strong global presence, and presence in these markets, has positioned us to experience above-market growth rates over the long term. We continue to expand our established presence in emerging markets, positioning us to benefit from the expected long term growth opportunities in these regions. We are capitalizing on our long-standing relationships with the global OEMs and further enhancing our positions with the emerging market OEMs to continue expanding our worldwide leadership. We continue to build upon our extensive geographic reach to capitalize on fast-growing automotive markets. We believe that our presence in low cost countries positions us to realize incremental margin improvements as the global balance of automotive production shifts towards the emerging markets.
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
Market driven products. Our product offerings satisfy the OEMs’ need to meet increasingly stringent government regulations and meet consumer preferences for products that address the mega-trends of Safe, Green and Connected, leading to increased content per vehicle, greater profitability and higher margins. With these offerings, we believe we are well-positioned to benefit from the growing demand for vehicle content related to safety, fuel efficiency, emissions control, electrification, automated features and connectivity to the global information network. Our Electrical/Electronic Architecture and Electronics

and Safety segments are benefiting from the substantial increase in vehicle content and electrification requiring a complex and reliable electrical architecture and systems to operate, such as automated advanced driver assistance technologies, electrical vehicle monitoring, active safety systems, lane departure warning systems, integrated vehicle cockpit displays, navigation systems and technologies that enable connected infotainment in vehicles. Our ability to design a reliable electrical architecture that optimizes power distribution and/or consumption is key to satisfying the OEMs’ need to reduce emissions while continuing to meet consumer demand for increased vehicle content and technology. Additionally, our Powertrain Systems segment is also focused on addressing the demand for increased fuel efficiency and emission control through products such as gasoline direct injection (GDi) fuel systems.
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
We are focused on maintaining a low fixed cost structure that provides us flexibility to remain profitable at all points of the traditional vehicle industry production cycle. As a result, approximately 94% of our hourly workforce is located in low cost countries. Furthermore, we have substantial operational flexibility by leveraging a large workforce of temporary workers, which represented approximately 18% of the hourly workforce as of June 30, 2016. However, we will continue to adjust our cost structure and optimize our manufacturing footprint in response to changes in the global and regional automotive markets, as evidenced by our on-going restructuring programs focused on the continued rotation of our manufacturing footprint to low cost locations in Europe. As we continue to operate in a cyclical industry that is impacted by movements in the global and regional economies, we continually evaluate opportunities to further refine our cost structure. In order to increase investment in advanced technologies and engineering, we are actively evaluating additional overhead and other cost structure reduction initiatives and accelerating previously planned actions. As a result, throughout the second half of 2016, we expect to initiate actions that we anticipate will result in additional restructuring charges of approximately $150 million to $200 million.
We have a strong balance sheet with gross debt of approximately $4.1 billion and substantial available liquidity of approximately $2.3 billion of cash and cash equivalents and available financing under our Revolving Credit Facility and committed European accounts receivable factoring facility as of June 30, 2016, and no significant U.S. defined benefit or workforce postretirement health care benefits and employer-paid postretirement basic life insurance benefits (“OPEB”) liabilities. We intend to maintain strong financial discipline targeting industry-leading earnings growth, cash flow generation and return on invested capital and to maintain sufficient liquidity to sustain our financial flexibility throughout the industry cycle.
OEM product recalls. There was a significant increase in the number of vehicles recalled globally by OEMs in 2014 and 2015. In the U.S., a record number of vehicle recalls were initiated in 2014 and 2015, and recalls in 2016 have continued to remain above historical levels. These recalls can either be initiated by the OEMs or influenced by regulatory agencies. Although there are differing rules and regulations across countries governing recalls for safety issues, the overall transition towards global vehicle platforms may also contribute to increased recalls outside of the U.S., as automotive components are increasingly standardized across regions. Given the sensitivity to safety issues in the automotive industry, including increased focus from regulators and consumers, we anticipate the number of automotive recalls may remain above historical levels in the near future. Additionally, in 2015, our second-largest customer, Volkswagen Group (“VW”), initiated a process to recall certain diesel vehicles that were found to violate vehicle emissions standards. Although we supplied engine controllers for a limited number of affected vehicles manufactured and sold outside of North America, we do not currently expect any adverse impacts directly resulting from this matter. However, we are dependent on the continued growth, viability and financial stability of our customers. Although we engage in extensive product quality programs and processes, and have not experienced any significant impacts to date as a result of the recalls that have been initiated, it is possible that we may be adversely affected in the future if the pace of these recalls continues.
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
Although the April 2016 earthquakes in Japan resulted in certain supply chain disruptions that temporarily reduced automotive production by certain of our customers, we have not experienced, and do not expect to experience, any significant impacts as a result. We continue to closely monitor the availability of critical electronic components and customer vehicle production schedules, and are working closely with our suppliers and customers to minimize any potential adverse impacts.

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
Three and Six Months Ended June 30, 2016 versus Three and Six Months Ended June 30, 2015
The results of operations for the three and six months ended June 30, 2016 and 2015 were as follows:

	Three Months Ended June 30,					Six Months Ended June 30,
	2016		2015		Favorable/(unfavorable)	2016		2015		Favorable/(unfavorable)

	(dollars in millions)
Net sales	$4,206		$3,858		$348	$8,257		$7,655		$602
Cost of sales	3,348		3,076		(272)	6,613		6,132		(481)
Gross margin	858	20.4%	782	20.3%	76	1,644	19.9%	1,523	19.9%	121
Selling, general and administrative	279		261		(18)	556		516		(40)
Amortization	34		23		(11)	67		47		(20)
Restructuring	154		17		(137)	189		33		(156)
Operating income	391		481		(90)	832		927		(95)
Interest expense	(41)		(30)		(11)	(82)		(62)		(20)
Other (expense) income, net	(2)		(2)		—	2		(56)		58
Income from continuing operations before income taxes and equity income	348		449		(101)	752		809		(57)
Income tax expense	(84)		(80)		(4)	(159)		(141)		(18)
Income from continuing operations before equity income	264		369		(105)	593		668		(75)
Equity income, net of tax	7		—		7	13		5		8
Income from continuing operations	271		369		(98)	606		673		(67)
Income from discontinued operations, net of tax	—		298		(298)	108		223		(115)
Net income	271		667		(396)	714		896		(182)
Net income attributable to noncontrolling interest	13		22		(9)	31		42		(11)
Net income attributable to Delphi	$258		$645		$(387)	$683		$854		$(171)

Total Net Sales
Below is a summary of our total net sales for the three months ended June 30, 2016 versus June 30, 2015.

	Three Months Ended June 30,			Variance Due To:
	2016	2015	Favorable/(unfavorable)	Volume, net of contractual price reductions	FX	Commodity pass-through	Other	Total

	(in millions)			(in millions)
Total net sales	$4,206	$3,858	$348	$259	$(46)	$(36)	$171	$348
Total net sales for the three months ended June 30, 2016 increased 9% compared to the three months ended June 30, 2015. We experienced volume growth of 8% for the period as a result of increased sales in North America, Europe and Asia Pacific, which was partially offset by unfavorable currency impacts, primarily related to the Chinese Yuan Renminbi, and contractual price reductions. Net sales also increased by a net $171 million as a result of acquisitions and divestitures, reflected in Other above, primarily resulting from the net sales of HellermannTyton for the three months ended June 30, 2016, partially offset by a reduction in sales resulting from the divestiture of our Reception Systems business in the third quarter of 2015. Refer to Note 17. Acquisitions and Divestitures to the consolidated financial statements for additional information regarding acquisitions and divestitures.
Below is a summary of our total net sales for the six months ended June 30, 2016 versus June 30, 2015.

	Six Months Ended June 30,			Variance Due To:
	2016	2015	Favorable/(unfavorable)	Volume, net of contractual price reductions	FX	Commodity pass-through	Other	Total

	(in millions)			(in millions)
Total net sales	$8,257	$7,655	$602	$493	$(154)	$(70)	$333	$602
Total net sales for the six months ended June 30, 2016 increased 8% compared to the six months ended June 30, 2015. We experienced volume growth of 8% for the period as a result of increased sales in North America, Europe and Asia Pacific, which was offset by unfavorable currency impacts, primarily related to the Chinese Yuan Renminbi, and contractual price reductions. Net sales also increased by a net $333 million as a result of acquisitions and divestitures, reflected in Other above, primarily resulting from the net sales of HellermannTyton for the six months ended June 30, 2016, partially offset by a reduction in sales resulting from the divestiture of our Reception Systems business in the third quarter of 2015. Refer to Note 17. Acquisitions and Divestitures to the consolidated financial statements for additional information regarding acquisitions and divestitures.
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
Cost of sales increased $272 million for the three months ended June 30, 2016 compared to the three months ended June 30, 2015, as summarized below. The Company's material cost of sales was approximately 50% of net sales in both the three months ended June 30, 2016 and June 30, 2015.

	Three Months Ended June 30,			Variance Due To:
	2016	2015	Favorable/(unfavorable)	Volume (a)	FX	Operational performance	Other	Total

	(dollars in millions)			(in millions)
Cost of sales	$3,348	$3,076	$(272)	$(271)	$37	$48	$(86)	$(272)
Gross margin	$858	$782	$76	$(12)	$(9)	$48	$49	$76
Percentage of net sales	20.4%	20.3%

(a)	Presented net of contractual price reductions for gross margin variance.

The increase in cost of sales reflects increased volumes, partially offset by improved operational performance and the impacts from currency exchange for the three month period. The increase in cost of sales is also attributable to the following item in Other above:

•	Net increased costs of $95 million resulting from the operations of the businesses acquired and divested, primarily HellermannTyton, as further described in Note 17. Acquisitions and Divestitures.

Cost of sales increased $481 million for the six months ended June 30, 2016 compared to the six months ended June 30, 2015, as summarized below. The Company's material cost of sales was approximately 50% of net sales in both the six months ended June 30, 2016 and June 30, 2015.

	Six Months Ended June 30,			Variance Due To:
	2016	2015	Favorable/(unfavorable)	Volume (a)	FX	Operational performance	Other	Total

	(dollars in millions)			(in millions)
Cost of sales	$6,613	$6,132	$(481)	$(524)	$141	$94	$(192)	$(481)
Gross margin	$1,644	$1,523	$121	$(31)	$(13)	$94	$71	$121
Percentage of net sales	19.9%	19.9%

(a)	Presented net of contractual price reductions for gross margin variance.
The increase in cost of sales reflects increased volumes, partially offset by improved operational performance and the impacts from currency exchange for the six month period. The increase in cost of sales is also attributable to the following item in Other above:

•	Net increased costs of $208 million resulting from the operations of the businesses acquired and divested, primarily HellermannTyton, as further described in Note 17. Acquisitions and Divestitures.

Selling, General and Administrative Expense

	Three Months Ended June 30,
	2016	2015	Favorable/ (unfavorable)

	(dollars in millions)
Selling, general and administrative expense	$279	$261	$(18)
Percentage of net sales	6.6%	6.8%

	Six Months Ended June 30,
	2016	2015	Favorable/ (unfavorable)

	(dollars in millions)
Selling, general and administrative expense	$556	$516	$(40)
Percentage of net sales	6.7%	6.7%
Selling, general and administrative expense ("SG&A") includes administrative expenses, information technology costs and incentive compensation related costs. The increase for the three and six months ended June 30, 2016 as compared to 2015 is primarily due to the acquisition of HellermannTyton in December 2015. As a percentage of net sales, SG&A expense decreased for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015, primarily due to reduced incentive compensation accruals. SG&A expense as a percentage of net sales remained consistent for the six months ended June 30, 2016 as compared to the prior period.

Amortization

	Three Months Ended June 30,
	2016	2015	Favorable/ (unfavorable)

	(in millions)
Amortization	$34	$23	$(11)

	Six Months Ended June 30,
	2016	2015	Favorable/ (unfavorable)

	(in millions)
Amortization	$67	$47	$(20)
Amortization expense reflects the non-cash charge related to definite-lived intangible assets. The increase in amortization during the three and six months ended June 30, 2016 compared to 2015 resulted primarily from the acquisition of HellermannTyton in December 2015. In 2016, we expect to incur incremental, non-cash amortization charges of approximately $40 million as a result of the acquisition of HellermannTyton.

Restructuring

	Three Months Ended June 30,
	2016	2015	Favorable/ (unfavorable)

	(dollars in millions)
Restructuring	$154	$17	$(137)
Percentage of net sales	3.7%	0.4%

	Six Months Ended June 30,
	2016	2015	Favorable/ (unfavorable)

	(dollars in millions)
Restructuring	$189	$33	$(156)
Percentage of net sales	2.3%	0.4%
The increase in restructuring expense recorded during the three and six months ended June 30, 2016 as compared to the three and six months ended June 30, 2015 is primarily attributable to charges recorded in 2016 as a result of our restructuring programs focused on the continued rotation of our manufacturing footprint to low cost locations in Europe, which include workforce reductions as well as plant closures. These charges include $88 million of employee-related and other costs recorded during the three months ended June 30, 2016 for the initiation of a plant closure at a European manufacturing site within the Powertrain Systems segment, as well as $42 million recorded for other European programs.
Restructuring expenses incurred in the three and six months ended June 30, 2015 were primarily related to on-going restructuring programs that were focused on aligning manufacturing capacity with automotive production levels in Europe and South America, and the rotation of our manufacturing footprint to low cost locations within these regions.
We expect to continue to incur additional restructuring expense in 2016, as described above. Additionally, as we continue to operate in a cyclical industry that is impacted by movements in the global and regional economies, we continually evaluate opportunities to further adjust our cost structure and optimize our manufacturing footprint. We plan to implement additional restructuring activities in the future, if necessary, in order to align manufacturing capacity and other costs with prevailing regional automotive production levels and locations, and to improve the efficiency and utilization of other locations. Such future restructuring actions are dependent on market conditions, customer actions and other factors.
Refer to Note 7. Restructuring to the consolidated financial statements for additional information.

Interest Expense

	Three Months Ended June 30,
	2016	2015	Favorable/ (unfavorable)

	(in millions)
Interest expense	$41	$30	$(11)

	Six Months Ended June 30,
	2016	2015	Favorable/ (unfavorable)

	(in millions)
Interest expense	$82	$62	$(20)
The increase in interest expense reflects the issuance of $650 million of 3.15% senior unsecured notes and $650 million of 4.25% senior unsecured notes in the fourth quarter of 2015, which issuances were conducted principally to finance a portion of the cost to acquire HellermannTyton.
Refer to Note 8. Debt to the consolidated financial statements for additional information.

Other Income, Net

	Three Months Ended June 30,
	2016	2015	Favorable/ (unfavorable)

	(in millions)
Other expense, net	$(2)	$(2)	$—

	Six Months Ended June 30,
	2016	2015	Favorable/ (unfavorable)

	(in millions)
Other income (expense), net	$2	$(56)	$58
The increase in other income (expense), net for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015 is primarily the result of Delphi redeeming the 6.125% Senior Notes during the six months ended June 30, 2015, which resulted in a loss on extinguishment of debt of $52 million. Refer to Note 16. Other income, net and Note 8. Debt to the consolidated financial statements included herein for additional information.

Income Taxes

	Three Months Ended June 30,
	2016	2015	Favorable/ (unfavorable)

	(in millions)
Income tax expense	$84	$80	$(4)

	Six Months Ended June 30,
	2016	2015	Favorable/ (unfavorable)

	(in millions)
Income tax expense	$159	$141	$(18)

The Company’s effective tax rate from continuing operations was impacted by unfavorable geographic income mix in 2016 as compared to 2015, primarily due to changes in the underlying operations of the business and losses recorded in foreign jurisdictions for which no tax benefit can be recognized due to a valuation allowance. A significant portion of the unbenefited losses resulted from restructuring charges recorded related to the initiation of a plant closure of a European manufacturing site within the Powertrain Systems segment in the second quarter of 2016, as more fully described in Note 7. Restructuring to the consolidated financial statements. Additionally, the Company's effective tax rate was impacted by the expiration of tax incentives for certain Chinese subsidiaries related to Hi-Tech Enterprise ("HNTE") status in 2016, which previously made these subsidiaries eligible for a reduced corporate income tax rate. Applications for new 6-year HNTE grants are not permitted prior to the expiration of the prior grants, and Delphi is in the process of making timely submissions pursuant to local requirements. Approval of the applications has historically been obtained in the year of application, at which point these entities would be entitled to use the reduced HNTE income tax rate retroactive to the expiration date of the prior grants. The income tax accounting effect, including the retroactive effect, of a change in tax status is accounted for on the date of approval. Until such time, the income of these subsidiaries is subject to the statutory Chinese corporate income tax rate. The Company’s effective tax rate was also impacted by the tax (benefit) expense associated with unusual or infrequent items for the respective interim periods as illustrated in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

	(in millions)
Withholding taxes	$(4)	$(1)	$(4)	$(1)
Other change in tax reserves (1)	(1)	3	—	4
Other adjustments (2)	1	1	5	1
Income tax (benefit) expense associated with unusual or infrequent items	$(4)	$3	$1	$4

(1)	For the three and six months ended June 30, 2016 and June 30, 2015, the tax (benefit) and expense, respectively, primarily relates to adjustments in tax reserves which were individually insignificant.

(2)	For the three and six months ended June 30, 2016 and June 30, 2015, the tax expense primarily relates to provision to return adjustments and other items which were individually insignificant.

Equity Income

	Three Months Ended June 30,
	2016	2015	Favorable/ (unfavorable)

	(in millions)
Equity income, net of tax	$7	$—	$7

	Six Months Ended June 30,
	2016	2015	Favorable/ (unfavorable)

	(in millions)
Equity income, net of tax	$13	$5	$8
Equity income, net of tax reflects Delphi’s interest in the results of ongoing operations of entities accounted for as equity-method investments. Equity income increased for the three and six months ended June 30, 2016 as compared to the three and six months ended June 30, 2015 primarily due to improved performance of our North American joint ventures as compared to the prior period.

Income from Discontinued Operations

	Three Months Ended June 30,
	2016	2015	Favorable/ (unfavorable)

	(in millions)
Income from discontinued operations, net of tax	$—	$298	$(298)

	Six Months Ended June 30,
	2016	2015	Favorable/ (unfavorable)

	(in millions)
Income from discontinued operations, net of tax	$108	$223	$(115)
Income from discontinued operations, net of tax reflects the results of the Company's previously reported Thermal Systems segment, which has been reclassified to discontinued operations as a result of the divestiture of this business. As further described in Note 21. Discontinued Operations, Delphi completed the divestitures of the wholly owned Thermal Systems business on June 30, 2015, of its 50 percent interest in KDAC on September 24, 2015 and of its 50 percent interest in SDAAC on March 31, 2016. No amounts were recorded to discontinued operations for the three months ended June 30, 2016.
Income from discontinued operations, net of tax for the three months ended June 30, 2015 was primarily attributable to the recognition of an after-tax gain of $285 million on the sale of the Company's wholly owned Thermal Systems business in the second quarter of 2015. As further described in Note 21. Discontinued Operations, post-closing adjustments have been recorded subsequent to the June 30, 2015 closing of the sale of this business.
Income from discontinued operations, net of tax decreased during the six months ended June 30, 2016 as compared to the six months ended June 30, 2015. Income from discontinued operations, net of tax for the six months ended June 30, 2016 was primarily comprised of the after-tax gain of $104 million recognized from the sale of the Company's interest in its SDAAC joint venture on March 31, 2016. Income from discontinued operations, net of tax for the six months ended June 30, 2015 was primarily attributable to the gain on the sale of the Thermal Systems business as described above, partially offset by an after-tax impairment loss of $88 million recorded within income from discontinued operations in the first quarter of 2015 as a result of the evaluation and estimate of the fair value of the Company's interest in its KDAC joint venture in relation to its carrying value at that time.
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
The reconciliation of Adjusted Operating Income to Operating Income includes, as applicable, restructuring, other acquisition and portfolio project costs (which includes costs incurred to integrate acquired businesses and to plan and execute product portfolio transformation actions, including business and product acquisitions and divestitures), asset impairments and gains (losses) on business divestitures. The reconciliations of Adjusted Operating Income to net income attributable to Delphi for the three and six months ended June 30, 2016 and 2015 are as follows:

	Electrical/ Electronic Architecture	Powertrain Systems	Electronics and Safety	Eliminations and Other	Total

	(in millions)
For the Three Months Ended June 30, 2016:
Adjusted operating income	$343	$138	$96	$—	$577
Restructuring	(17)	(126)	(11)	—	(154)
Other acquisition and portfolio project costs	(5)	(2)	(3)	—	(10)
Asset impairments	—	(22)	—	—	(22)
Operating income (loss)	$321	$(12)	$82	$—	391
Interest expense					(41)
Other income (expense), net					(2)
Income from continuing operations before income taxes and equity income					348
Income tax expense					(84)
Equity income, net of tax					7
Income from continuing operations					271
Income from discontinued operations, net of tax					—
Net income					271
Net income attributable to noncontrolling interest					13
Net income attributable to Delphi					$258

	Electrical/ Electronic Architecture	Powertrain Systems	Electronics and Safety	Eliminations and Other	Total

	(in millions)
For the Three Months Ended June 30, 2015:
Adjusted operating income	$292	$146	$88	$—	$526
Restructuring	(5)	(8)	(4)	—	(17)
Other acquisition and portfolio project costs	(5)	(3)	(2)	—	(10)
Asset impairments	(1)	—	(3)	—	(4)
Gain (loss) on business divestitures, net	(14)	—	—	—	(14)
Operating income	$267	$135	$79	$—	481
Interest expense					(30)
Other income (expense), net					(2)
Income from continuing operations before income taxes and equity income					449
Income tax expense					(80)
Equity income, net of tax					—
Income from continuing operations					369
Income from discontinued operations, net of tax					298
Net income					667
Net income attributable to noncontrolling interest					22
Net income attributable to Delphi					$645

	Electrical/ Electronic Architecture	Powertrain Systems	Electronics and Safety	Eliminations and Other	Total

	(in millions)
For the Six Months Ended June 30, 2016:
Adjusted operating income	$648	$268	$170	$—	$1,086
Restructuring	(35)	(135)	(19)	—	(189)
Other acquisition and portfolio project costs	(32)	(6)	(5)	—	(43)
Asset impairments	—	(22)	—	—	(22)
Operating income	$581	$105	$146	$—	832
Interest expense					(82)
Other income (expense), net					2
Income from continuing operations before income taxes and equity income					752
Income tax expense					(159)
Equity income, net of tax					13
Income from continuing operations					606
Income from discontinued operations, net of tax					108
Net income					714
Net income attributable to noncontrolling interest					31
Net income attributable to Delphi					$683

	Electrical/ Electronic Architecture	Powertrain Systems	Electronics and Safety	Eliminations and Other	Total

	(in millions)
For the Six Months Ended June 30, 2015:
Adjusted operating income	$556	$275	$167	$—	$998
Restructuring	(9)	(14)	(10)	—	(33)
Other acquisition and portfolio project costs	(10)	(5)	(3)	—	(18)
Asset impairments	(3)	—	(3)	—	(6)
Gain (loss) on business divestitures, net	(14)	—	—	—	(14)
Operating income	$520	$256	$151	$—	927
Interest expense					(62)
Other income (expense), net					(56)
Income from continuing operations before income taxes and equity income					809
Income tax expense					(141)
Equity income, net of tax					5
Income from continuing operations					673
Loss from discontinued operations, net of tax					223
Net income					896
Net income attributable to noncontrolling interest					42
Net income attributable to Delphi					$854

Net sales, gross margin as a percentage of net sales and Adjusted Operating Income by segment for the three and six months ended June 30, 2016 and 2015 are as follows:
Net Sales by Segment

	Three Months Ended June 30,			Variance Due To:
	2016	2015	Favorable/ (unfavorable)	Volume, net of contractual price reductions	FX	Commodity pass-through	Other	Total

	(in millions)			(in millions)
Electrical/Electronic Architecture	$2,352	$2,044	$308	$169	$(25)	$(36)	$200	$308
Powertrain Systems	1,118	1,143	(25)	(6)	(22)	—	3	(25)
Electronics and Safety	777	713	64	96	—	—	(32)	64
Eliminations and Other	(41)	(42)	1	—	1	—	—	1
Total	$4,206	$3,858	$348	$259	$(46)	$(36)	$171	$348

	Six Months Ended June 30,			Variance Due To:
	2016	2015	Favorable/ (unfavorable)	Volume, net of contractual price reductions	FX	Commodity pass-through	Other	Total

	(in millions)			(in millions)
Electrical/Electronic Architecture	$4,629	$4,122	$507	$266	$(82)	$(70)	$393	$507
Powertrain Systems	2,212	2,224	(12)	48	(63)	—	3	(12)
Electronics and Safety	1,497	1,395	102	176	(11)	—	(63)	102
Eliminations and Other	(81)	(86)	5	3	2	—	—	5
Total	$8,257	$7,655	$602	$493	$(154)	$(70)	$333	$602

Gross Margin Percentage by Segment

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Electrical/Electronic Architecture	22.3%	20.5%	21.3%	19.8%
Powertrain Systems	17.4%	20.2%	18.0%	20.0%
Electronics and Safety	18.0%	18.7%	17.2%	18.8%
Eliminations and Other	—%	—%	—%	—%
Total	20.4%	20.3%	19.9%	19.9%

Adjusted Operating Income by Segment

	Three Months Ended June 30,			Variance Due To:
	2016	2015	Favorable/ (unfavorable)	Volume, net of contractual price reductions	Operational performance	Other	Total

	(in millions)			(in millions)
Electrical/Electronic Architecture	$343	$292	$51	$31	$(6)	$26	$51
Powertrain Systems	138	146	(8)	(30)	27	(5)	(8)
Electronics and Safety	96	88	8	(12)	28	(8)	8
Eliminations and Other	—	—	—	—	—	—	—
Total	$577	$526	$51	$(11)	$49	$13	$51
As noted in the table above, Adjusted Operating Income for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015 was impacted by volume and contractual price reductions, including product mix, and operational performance improvements, as well as the following item included in Other in the table above:

•
Net increased adjusted operating income of $20 million resulting from the operations of the businesses acquired and divested, primarily resulting from the operations of HellermannTyton, partially offset by a reduction resulting from the divestiture of our Reception Systems business.

	Six Months Ended June 30,			Variance Due To:
	2016	2015	Favorable/ (unfavorable)	Volume, net of contractual price reductions	Operational performance	Other	Total

	(in millions)			(in millions)
Electrical/Electronic Architecture	$648	$556	$92	$32	$—	$60	$92
Powertrain Systems	268	275	(7)	(39)	47	(15)	(7)
Electronics and Safety	170	167	3	(25)	47	(19)	3
Eliminations and Other	—	—	—	—	—	—	—
Total	$1,086	$998	$88	$(32)	$94	$26	$88
As noted in the table above, Adjusted Operating Income for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015 was impacted by volume and contractual price reductions, including product mix, and operational performance improvements, as well as the following item included in Other in the table above:

•
Net increased adjusted operating income of $40 million resulting from the operations of the businesses acquired and divested, primarily resulting from the operations of HellermannTyton, partially offset by a reduction resulting from the divestiture of our Reception Systems business.

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
As of June 30, 2016, we had cash and cash equivalents of $0.4 billion and net debt (defined as outstanding debt less cash and cash equivalents) of $3.6 billion. We also have access to additional liquidity pursuant to the terms of the $1.5 billion Revolving Credit Facility and the €400 million European accounts receivable factoring facility, of which €350 million is available on a committed basis, as described below.

The following table summarizes our available liquidity, which includes cash, cash equivalents and funds available under our significant committed credit facilities, as of June 30, 2016. The amounts disclosed as available under the Company’s significant committed credit facilities are available without violating our existing debt covenants, which are described below.

June 30, 2016

(in millions)
Cash and cash equivalents	$437
Revolving Credit Facility, unutilized portion (1)	1,493
Committed European accounts receivable factoring facility, unutilized portion (2)	351
Total available liquidity	$2,281
(1) Availability reduced by $7 million in letters of credit issued under the Credit Agreement as of June 30, 2016.
(2) Based on June 30, 2016 foreign currency rates, subject to the availability of eligible accounts receivable.
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
We also continue to expect to be able to move funds between different countries to manage our global liquidity needs without material adverse tax implications, subject to current monetary policies and to the terms of the Credit Agreement. While a substantial portion of our operating income is generated by our non-U.S. subsidiaries, and as of June 30, 2016, the Company's cash and cash equivalents held by our non-U.S. subsidiaries totaled $402 million, we utilize a combination of strategies, including dividends, cash pooling arrangements, intercompany loan repayments and other distributions and advances to provide the funds necessary to meet our global liquidity needs. There are no significant restrictions on the ability of our subsidiaries to pay dividends or make other distributions to Delphi. If additional non-U.S. cash was needed for our U.S. operations, we would be required to accrue and pay U.S. taxes to repatriate such funds; however, based on our current liquidity needs and repatriation strategies, we do not anticipate a need to repatriate such additional amounts. Additionally, the Company is a U.K. resident taxpayer and as such is not generally subject to U.K. tax on remitted foreign earnings. As a result, we do not anticipate foreign earnings would be subject to a 35% tax rate upon repatriation to the U.K., as is the case when U.S. based companies repatriate earnings to the U.S.
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
A summary of the ordinary shares repurchased during the three and six months ended June 30, 2016 and 2015 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Total number of shares repurchased	894,209	3,649,419	6,492,425	6,882,565
Average price paid per share	$72.69	$85.72	$66.95	$80.30
Total (in millions)	$65	$313	$435	$553
As of June 30, 2016, approximately $72 million of share repurchases remained available under the January 2015 share repurchase program. All repurchased shares were retired.
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

Dividends to Holders of Ordinary Shares
The Company has declared and paid cash dividends per ordinary share during the periods presented as follows:

	Dividend	Amount
	Per Share	(in millions)
2016:
Second quarter	$0.29	$79
First quarter	0.29	80
Total	$0.58	$159
2015:
Fourth quarter	$0.25	$70
Third quarter	0.25	71
Second quarter	0.25	72
First quarter	0.25	73
Total	$1.00	$286
In addition, in July 2016, the Board of Directors declared a regular quarterly cash dividend of $0.29 per ordinary share, payable August 24, 2016 to shareholders of record at the close of business on August 10, 2016.
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
Divestitures
Thermal Systems—On June 30, 2015 the Company closed the sale of its wholly owned Thermal Systems business to MAHLE GmbH ("MAHLE"). The Company received net cash proceeds of approximately $660 million and recognized an after-tax gain on the divestiture of $271 million in 2015. Post-closing adjustments of $3 million, primarily related to the settlement of contingent liabilities, were recorded as a reduction to the gain on the divestiture during the six months ended June 30, 2016. Proceeds received from the sale were used to fund growth initiatives, including acquisitions, as well as share repurchases.
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
On March 31, 2016, Delphi closed the sale of its 50 percent interest in its Shanghai Delphi Automotive Air Conditioning ("SDAAC") joint venture to one of Delphi's joint venture partners, Shanghai Aerospace Automobile Electromechanical Co., Ltd ("SAAE"). The Company received cash proceeds of $62 million, net of tax, transaction costs and $29 million of cash divested, and recognized an after-tax gain on the divestiture of $104 million within income from discontinued operations during the six months ended June 30, 2016. The financial results of SDAAC, which were consolidated by Delphi, were historically reported as part of the Thermal Systems segment.
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

As of June 30, 2016, there were no amounts drawn on the Revolving Credit Facility and approximately $7 million in letters of credit issued under the Credit Agreement. Letters of credit issued under the Credit Agreement reduce availability under the Revolving Credit Facility. The maximum amount drawn under the Revolving Credit Facility during the six months ended June 30, 2016 to manage intra-month working capital requirements was $272 million.
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

	June 30, 2016		December 31, 2015
	LIBOR plus	ABR plus	LIBOR plus	ABR plus
Revolving Credit Facility	1.00%	0.00%	1.00%	0.00%
Tranche A Term Loan	1.00%	0.00%	1.00%	0.00%
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
The interest rate period with respect to LIBOR interest rate options can be set at one-, two-, three-, or six-months as selected by the Issuer in accordance with the terms of the Credit Agreement (or other period as may be agreed by the applicable lenders). The Issuer may elect to change the selected interest rate option in accordance with the provisions of the Credit Agreement. As of June 30, 2016, the Issuer selected the one-month LIBOR interest rate option on the Tranche A Term Loan, and the rate effective as of June 30, 2016, as detailed in the table below, was based on the Issuer's current credit rating and the Applicable Rate for the Credit Agreement:

		Borrowings as of
		June 30, 2016	Rate effective as of
	Applicable Rate	(in millions)	June 30, 2016
Tranche A Term Loan	LIBOR plus 1.00%	$400	1.50%
All principal payment obligations with respect to the Tranche A Term Loan have been satisfied through March 1, 2018. Borrowings under the Credit Agreement are prepayable at the Issuer's option without premium or penalty. The Credit Agreement also contains certain mandatory prepayment provisions in the event the Company receives net cash proceeds from certain asset sales or casualty events. No mandatory prepayments under these provisions have been made or are due through June 30, 2016.
The Credit Agreement contains certain covenants that limit, among other things, the Company’s (and the Company’s subsidiaries’) ability to incur certain additional indebtedness or liens, to dispose of certain assets, to make certain investments, to prepay certain indebtedness and to pay dividends, or to make other distributions or redemptions/repurchases, in respect of the Company’s equity interests. In addition, the Credit Agreement requires that the Company maintain a consolidated leverage ratio (the ratio of Consolidated Total Indebtedness to Consolidated EBITDA, each as defined in the Credit Agreement) of less than 2.75 to 1.0. The Credit Agreement also contains events of default customary for financings of this type. The Company was in compliance with the Credit Agreement covenants as of June 30, 2016. The Company has satisfied credit rating-related conditions to the suspension of many of the restrictive covenants and the mandatory prepayment provisions relating to asset sales and casualty events discussed above, as well as for the release of security interests and guarantees of additional subsidiaries of Delphi Automotive PLC that are not direct or indirect parent companies of the Issuer. Such covenants and prepayment obligations are required to be reinstated, and such security interests and subsidiary guarantees may be reinstated at the election of the lenders, if the applicable credit rating criteria are no longer satisfied.
As of June 30, 2016, all obligations under the Credit Agreement are borrowed by Delphi Corporation and jointly and severally guaranteed by its direct and indirect parent companies, subject to certain exceptions set forth in the Credit Agreement. Refer to Note 19. Supplemental Guarantor and Non-Guarantor Condensed Consolidating Financial Statements to the consolidated financial statements for additional information.
Senior Unsecured Notes
On May 17, 2011, Delphi Corporation issued $500 million of 5.875% senior unsecured notes due 2019 (the "5.875% Senior Notes") and $500 million of 6.125% senior unsecured notes due 2021 (the "6.125% Senior Notes") (collectively, the

“2011 Senior Notes”) in a transaction exempt from registration under Rule 144A and Regulation S of the Securities Act of 1933 (the “Securities Act”). The net proceeds of approximately $1 billion as well as cash on hand were used to pay down amounts outstanding under the Credit Agreement. In May 2012, Delphi Corporation completed a registered exchange offer for all of the 2011 Senior Notes. No proceeds were received by Delphi Corporation as a result of the exchange. In March 2014, Delphi redeemed for cash the entire $500 million aggregate principal amount outstanding of the 5.875% Senior Notes, financed by a portion of the proceeds received from the issuance of the 2014 Senior Notes, as defined below. In March 2015, Delphi redeemed for cash the entire $500 million aggregate principal amount outstanding of the 6.125% Senior Notes, financed by a portion of the proceeds from the issuance of the 2015 Euro-denominated Senior Notes, as defined below. As a result of the redemption of the 2011 Senior Notes, Delphi recognized a loss on debt extinguishment of approximately $52 million during the six months ended June 30, 2015.
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
On March 10, 2015, Delphi Automotive PLC issued €700 million in aggregate principal amount of 1.50% Euro-denominated senior unsecured notes due 2025 (the “2015 Euro-denominated Senior Notes”) in a transaction registered under the Securities Act. The 2015 Euro-denominated Senior Notes were priced at 99.54% of par, resulting in a yield to maturity of 1.55%. The proceeds were primarily utilized to redeem the 6.125% Senior Notes, and to fund growth initiatives, such as acquisitions, and share repurchases. Delphi incurred approximately $5 million of issuance costs in connection with the 2015 Euro-denominated Senior Notes. Interest is payable annually on March 10. The Company has designated the 2015 Euro-denominated Senior Notes as a net investment hedge of the foreign currency exposure of its investments in certain Euro-denominated subsidiaries. Refer to Note. 14. Derivatives and Hedging Activities to the consolidated financial statements for further information.
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
Although the specific terms of each indenture governing each series of senior notes vary, the indentures contain certain restrictive covenants, including with respect to Delphi's (and Delphi's subsidiaries) ability to incur liens, enter into sale and leaseback transactions and merge with or into other entities. As of June 30, 2016, the Company was in compliance with the provisions of all series of the outstanding senior notes.
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

Other Financing
Receivable factoring—Delphi maintains a €400 million European accounts receivable factoring facility, of which €350 million is available on a committed basis. This facility is accounted for as short-term debt and borrowings are subject to the availability of eligible accounts receivable. Collateral is not required related to these trade accounts receivable. This program began in July 2013 with an original term of 4 years, and will automatically renew on an indefinite basis unless terminated by either party. Borrowings bear interest at LIBOR plus 1.05% for borrowings denominated in pounds sterling and Euro Interbank Offered Rate ("EURIBOR") plus 0.80% for borrowings denominated in Euros. As of June 30, 2016 and December 31, 2015, $36 million and $0 million, respectively, were outstanding under the European accounts receivable factoring facility. As of June 30, 2016, the interest rate effective on these borrowings was approximately 0.51%, based on the mix of currencies borrowed. Amounts drawn as of June 30, 2016 were principally related to managing working capital requirements. The maximum amount drawn under the European facility during the six months ended June 30, 2016 to manage working capital requirements was $436 million.
The Company has entered into arrangements with various financial institutions to sell eligible trade receivables from certain aftermarket customers in North America. These arrangements can be terminated at any time subject to prior written notice. The receivables under these arrangements are sold without recourse to the Company and are therefore accounted for as true sales. During the three and six months ended June 30, 2016, $43 million and $75 million of receivables were sold under these arrangements, and expenses of less than $1 million and $2 million, respectively, were recognized within interest expense. During the three and six months ended June 30, 2015, $27 million and $54 million of receivables were sold under these arrangements, and expenses of less than $1 million and $1 million, respectively, were recognized.
Capital leases and other—As of June 30, 2016 and December 31, 2015, approximately $87 million and $77 million, respectively, of other debt issued by certain non-U.S. subsidiaries and capital lease obligations were outstanding.
Government programs—Delphi commonly seeks manufacturing development and financial assistance incentive programs that may be awarded by government entities. Delphi has numerous technology and manufacturing development programs that are competitively awarded from agencies of the U.S. Federal Government. These U.S. based programs are from the U.S. Department of Transportation (“DOT”), the U.S. Department of Energy (“DOE”), and the U.S. Department of Defense (“DoD”). We received approximately $2 million from these Federal agencies during the six months ended June 30, 2016 for work performed. We continue to pursue many technology development programs by bidding on competitively procured programs from DOT, DOE and DoD. Some of these programs were bid with us being the lead or “Prime Contractor,” and some were bid with us as a “Subrecipient” to the Prime Contractor.
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
Operating activities—Net cash provided by operating activities from continuing operations totaled $843 million and $635 million for the six months ended June 30, 2016 and 2015, respectively. Cash flow from operating activities from continuing operations for the six months ended June 30, 2016 consisted primarily of net earnings from continuing operations of $606 million increased by $383 million for non-cash charges for depreciation, amortization and pension costs, partially offset by $178 million related to changes in operating assets and liabilities, net of restructuring and pension contributions. Cash flow from operating activities from continuing operations for the six months ended June 30, 2015 consisted primarily of net earnings from continuing operations of $673 million increased by $355 million for non-cash charges for depreciation, amortization, pension costs and extinguishment of debt, partially offset by $454 million related to changes in operating assets and liabilities, net of restructuring and pension contributions.
Investing activities—Net cash used in investing activities from continuing operations totaled $386 million for the six months ended June 30, 2016, as compared to net cash provided by investing activities from continuing operations of $273 million for the six months ended June 30, 2015. The decrease is primarily attributable to the net proceeds of $660 million received from the sale of our wholly owned Thermal Systems business during the six months ended June 30, 2015, as compared to net proceeds of $52 million received from the sale of discontinued operations during the six months ended June 30, 2016. Additionally, during the six months ended June 30, 2016 the Company paid $18 million for the cost of business acquisitions and technology investments and $15 million to settle option contracts entered into in conjunction with the acquisition of HellermannTyton six months ended June 30, 2016. There were also $52 million of increased capital expenditures during the six months ended June 30, 2016 as compared to the six months ended June 30, 2015.
Financing activities—Net cash used in financing activities totaled $595 million and $544 million for the six months ended June 30, 2016 and 2015, respectively. Cash flows used in financing activities for the six months ended June 30, 2016 primarily included $435 million paid to repurchase ordinary shares and $159 million of dividend payments. During the six months ended June 30, 2015, the Company received net proceeds of approximately $753 million from the issuance of the 2015 Euro-denominated Senior Notes, which were partially utilized to redeem the 6.125% Senior Notes. Additionally, $542 million was paid to repurchase ordinary shares and $145 million of dividend payments were made.

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

Critical Accounting Estimates
There have been no significant changes in our critical accounting estimates during the three and six months ended June 30, 2016.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes to the information concerning our exposures to market risk as stated in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. As described in the Form 10-K, we have currency exposures related to buying, selling and financing in currencies other than the local functional currencies in which we operate ("transactional exposure"). We also have currency exposures related to the translation of the financial statements of our non-U.S. subsidiaries that use the local currency as their functional currency into U.S. dollars, the Company's reporting currency ("translational exposure"). As described in Note. 14. Derivatives and Hedging Activities to the unaudited consolidated financial statements included in Part I, Item 1 of this report, to manage this risk the Company designates certain qualifying instruments as net investment hedges of certain non-U.S. subsidiaries. The effective portion of the gains or losses on instruments designated as net investment hedges are recognized within the cumulative translation adjustment component of OCI to offset changes in the value of the net investment in these foreign currency-denominated operations.

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
As of June 30, 2016, the Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated, for disclosure purposes, the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective to provide reasonable assurance that the desired control objectives were achieved as of June 30, 2016.
Changes in Internal Control over Financial Reporting
There were no material changes in the Company’s internal controls over financial reporting during the six months ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting. As noted in our Annual Report on Form 10-K for the year ended December 31, 2015, given the timing of the acquisition in 2015, the Company is integrating the acquired operations of HellermannTyton Group PLC ("HellermannTyton") into the Company's operations, compliance programs and internal control processes. Specifically, as permitted by SEC rules and regulations, the Company has excluded HellermannTyton from management's evaluation of internal controls over financial reporting at December 31, 2015.

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
ITEM 1A. RISK FACTORS
We are including the following risk factor to reflect a material development subsequent to the risk factors presented in our Annual Report on Form 10-K for the year ended December 31, 2015. Except for the following additional risk factor, there have been no material changes in risk factors for the Company in the period covered by this report. The following risk factor should be read in conjunction with our description of risk factors in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.
The results of the Referendum of the United Kingdom’s Membership of the European Union may adversely affect our business and profitability.
The United Kingdom ("U.K.") held a referendum on June 23, 2016 in which a majority of voters approved an exit from the European Union ("E.U."), commonly referred to as "Brexit", which resulted in increased market volatility and currency exchange rate fluctuations. As a result of the referendum, the British government will begin negotiating the terms of the U.K.’s future relationship with the E.U. including, among other matters, the terms of trade between the U.K. and the E.U. Brexit could adversely affect European and worldwide economic and market conditions and could contribute to instability in global financial and foreign exchange markets, including increased volatility in interest rates and foreign exchange rates. The taxation policies of the U.K. and the E.U. nations in which we conduct business may also change as a result of the Brexit, which could adversely impact our tax positions. Delphi Automotive PLC is a U.K. resident taxpayer.
Although we are actively monitoring the ongoing potential impacts of Brexit and will seek to minimize its impact on our business, any of these effects of Brexit, among others, could adversely affect our business, business opportunities, results of operations, financial condition and cash flows. Approximately 5% of our annual net sales are generated in the U.K., with less than 3% denominated in British pounds.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
A summary of our ordinary shares repurchased during the three months ended June 30, 2016, is shown below:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (in millions) (3)
April 1, 2016 to April 30, 2016	679,610	$73.57	679,610	$1,587
May 1, 2016 to May 31, 2016	214,599	69.88	214,599	1,572
June 1, 2016 to June 30, 2016	—	—	—	1,572
Total	894,209	72.69	894,209

(1)
The total number of shares purchased under the Board authorized plans are described below. The number of shares purchased excludes the 1,084 shares granted for vested RSUs during the three months ended June 30, 2016 that were withheld to cover minimum withholding taxes.

(2)	Excluding commissions.

(3)
In April 2016, the Board of Directors authorized a share repurchase program of up to $1.5 billion. This program will commence following the completion of the $1.5 billion share repurchase program approved by the Board of Directors in January 2015. The timing of repurchases is dependent on price, market conditions and applicable regulatory requirements.

ITEM 6. EXHIBITS

Exhibit Number	Description
10.1	Offer letter for Joseph R. Massaro, dated September 13, 2013*+
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer*
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	XBRL Instance Document#
101.SCH	XBRL Taxonomy Extension Schema Document#
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document#
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document#
101.LAB	XBRL Taxonomy Extension Label Linkbase Document#
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document#
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
Dated: August 3, 2016