Form 10-Q
period 2016-09-30
Delphi Automotive PLC
filed 2016-11-02
CIK 1521332

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________________________________________________
FORM 10-Q
__________________________________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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
The number of the registrant’s ordinary shares outstanding, $0.01 par value per share as of October 28, 2016, was 270,839,670.

DELPHI AUTOMOTIVE PLC

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
DELPHI AUTOMOTIVE PLC
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

	(in millions, except per share amounts)
Net sales	$4,091	$3,631	$12,348	$11,286
Operating expenses:
Cost of sales	3,256	2,862	9,869	8,994
Selling, general and administrative	278	249	834	765
Amortization	34	23	101	70
Restructuring (Note 7)	63	36	252	69
Total operating expenses	3,631	3,170	11,056	9,898
Operating income	460	461	1,292	1,388
Interest expense	(41)	(30)	(123)	(92)
Other expense, net (Note 16)	(66)	(11)	(64)	(67)
Income from continuing operations before income taxes and equity income	353	420	1,105	1,229
Income tax expense	(57)	(61)	(216)	(202)
Income from continuing operations before equity income	296	359	889	1,027
Equity income, net of tax	10	5	23	10
Income from continuing operations	306	364	912	1,037
Income from discontinued operations, net of tax (Note 21)	—	54	108	277
Net income	306	418	1,020	1,314
Net income attributable to noncontrolling interest	13	14	44	56
Net income attributable to Delphi	$293	$404	$976	$1,258

Amounts attributable to Delphi:
Income from continuing operations	$293	$351	$871	$989
Income from discontinued operations	—	53	105	269
Net income	$293	$404	$976	$1,258

Basic net income per share:
Continuing operations	$1.08	$1.24	$3.18	$3.44
Discontinued operations	—	0.19	0.38	0.94
Basic net income per share attributable to Delphi	$1.08	$1.43	$3.56	$4.38
Weighted average number of basic shares outstanding	272.19	282.97	273.91	287.18

Diluted net income per share:
Continuing operations	$1.07	$1.23	$3.18	$3.43
Discontinued operations	—	0.19	0.38	0.93
Diluted net income per share attributable to Delphi	$1.07	$1.42	$3.56	$4.36
Weighted average number of diluted shares outstanding	272.77	284.40	274.39	288.33

Cash dividends declared per share	$0.29	$0.25	$0.87	$0.75
See notes to consolidated financial statements.

DELPHI AUTOMOTIVE PLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

	(in millions)
Net income	$306	$418	$1,020	$1,314
Other comprehensive income (loss):
Currency translation adjustments	27	(120)	8	(293)
Net change in unrecognized gain (loss) on derivative instruments, net of tax (Note 14)	6	(33)	55	(39)
Employee benefit plans adjustment, net of tax	6	24	28	46
Other comprehensive income (loss)	39	(129)	91	(286)
Comprehensive income	345	289	1,111	1,028
Comprehensive income attributable to noncontrolling interests	14	3	43	44
Comprehensive income attributable to Delphi	$331	$286	$1,068	$984
See notes to consolidated financial statements.

DELPHI AUTOMOTIVE PLC
CONSOLIDATED BALANCE SHEETS

	September 30, 2016	December 31, 2015
	(Unaudited)

	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$395	$535
Restricted cash	2	1
Accounts receivable, net	2,983	2,750
Inventories (Note 3)	1,375	1,181
Other current assets (Note 4)	392	431
Current assets held for sale (Note 21)	—	223
Total current assets	5,147	5,121
Long-term assets:
Property, net	3,522	3,377
Investments in affiliates	104	94
Intangible assets, net (Note 2)	1,322	1,383
Goodwill (Note 2)	1,583	1,539
Other long-term assets (Note 4)	444	459
Total long-term assets	6,975	6,852
Total assets	$12,122	$11,973
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt (Note 8)	$36	$52
Accounts payable	2,544	2,541
Accrued liabilities (Note 5)	1,261	1,204
Current liabilities held for sale (Note 21)	—	130
Total current liabilities	3,841	3,927
Long-term liabilities:
Long-term debt (Note 8)	4,038	3,956
Pension benefit obligations	794	854
Other long-term liabilities (Note 5)	528	503
Total long-term liabilities	5,360	5,313
Total liabilities	9,201	9,240
Commitments and contingencies (Note 10)
Shareholders’ equity:
Preferred shares, $0.01 par value per share, 50,000,000 shares authorized, none issued and outstanding	—	—
Ordinary shares, $0.01 par value per share, 1,200,000,000 shares authorized, 271,277,612 and 278,208,470 issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	3	3
Additional paid-in-capital	1,620	1,653
Retained earnings	1,870	1,627
Accumulated other comprehensive loss (Note 13)	(941)	(1,033)
Total Delphi shareholders’ equity	2,552	2,250
Noncontrolling interest	369	483
Total shareholders’ equity	2,921	2,733
Total liabilities and shareholders’ equity	$12,122	$11,973
See notes to consolidated financial statements.

DELPHI AUTOMOTIVE PLC
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
	2016	2015

	(in millions)
Cash flows from operating activities:
Net income	$1,020	$1,314
Income from discontinued operations, net of tax	108	277
Income from continuing operations	912	1,037
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	425	324
Amortization	101	70
Amortization of deferred debt issuance costs	7	8
Restructuring expense, net of cash paid	73	(26)
Deferred income taxes	21	(10)
Pension and other postretirement benefit expenses	45	60
Income from equity method investments, net of dividends received	(15)	3
Loss on extinguishment of debt	73	52
Gain on sale of assets	(4)	(22)
Share-based compensation	47	52
Changes in operating assets and liabilities:
Accounts receivable, net	(230)	(217)
Inventories	(193)	(179)
Other assets	10	(26)
Accounts payable	74	125
Accrued and other long-term liabilities	(2)	(92)
Other, net	(26)	(71)
Pension contributions	(60)	(59)
Net cash provided by operating activities from continuing operations	1,258	1,029
Net cash used in operating activities from discontinued operations	—	(21)
Net cash provided by operating activities	1,258	1,008
Cash flows from investing activities:
Capital expenditures	(614)	(539)
Proceeds from sale of property / investments	14	7
Net proceeds from divestiture of discontinued operations	52	730
Proceeds from business divestitures, net of $7 payment in 2015	—	18
Cost of business acquisitions, net of cash acquired	(15)	(15)
Cost of technology investments	(3)	(23)
Deposit for acquisition of HellermannTyton	—	(844)
Settlement of derivatives	(16)	—
Increase in restricted cash	(1)	(1)
Net cash used in investing activities from continuing operations	(583)	(667)
Net cash used in investing activities from discontinued operations	(4)	(68)
Net cash used in investing activities	(587)	(735)
Cash flows from financing activities:
Net (repayments) proceeds under other short-term debt agreements	(14)	399
Repayment of senior notes	(862)	(546)
Proceeds from issuance of senior notes, net of issuance costs	852	753
Contingent consideration and deferred acquisition purchase price payments	(4)	—
Dividend payments of consolidated affiliates to minority shareholders	(24)	(63)
Repurchase of ordinary shares	(530)	(946)
Distribution of cash dividends	(238)	(216)
Taxes withheld and paid on employees' restricted share awards	(40)	(58)
Net cash used in financing activities	(860)	(677)
Effect of exchange rate fluctuations on cash and cash equivalents	5	(41)
Decrease in cash and cash equivalents	(184)	(445)
Cash and cash equivalents at beginning of the period	579	904
Cash and cash equivalents at end of the period	$395	$459
Cash and cash equivalents of discontinued operations	$—	$25
Cash and cash equivalents of continuing operations	$395	$434
See notes to consolidated financial statements.

DELPHI AUTOMOTIVE PLC
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (Unaudited)

	Ordinary Shares
	Number of Shares	Amount	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Delphi Shareholders’ Equity	Noncontrolling Interest	Total Shareholders’ Equity

	(in millions)
Balance at January 1, 2016	278	$3	$1,653	$1,627	$(1,033)	$2,250	$483	$2,733
Net income	—	—	—	976	—	976	44	1,020
Other comprehensive income	—	—	—	—	92	92	(1)	91
Dividends on ordinary shares	—	—	3	(241)	—	(238)	—	(238)
Dividend payments of consolidated affiliates to minority shareholders	—	—	—	—	—	—	(56)	(56)
Taxes withheld on employees' restricted share award vestings	—	—	(40)	—	—	(40)	—	(40)
Repurchase of ordinary shares	(8)	—	(43)	(492)	—	(535)	—	(535)
Divestiture of business	—	—	—	—	—	—	(101)	(101)
Share-based compensation	2	—	47	—	—	47	—	47
Balance at September 30, 2016	272	$3	$1,620	$1,870	$(941)	$2,552	$369	$2,921
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
During the three and nine months ended September 30, 2016, Delphi received dividends of $4 million and $8 million, respectively, from one of its equity method investments. During the three and nine months ended September 30, 2015, Delphi received dividends of $5 million and $13 million, respectively, from one of its equity method investments. The dividends were recognized as a reduction to the investment and represented a return on investment included in cash flows from operating activities.
Investments in affiliates accounted for under the cost method totaled $26 million and $23 million as of September 30, 2016 and December 31, 2015, respectively, and are classified within other long-term assets in the consolidated balance sheet.
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
Intangible assets—Intangible assets were $1,322 million and $1,383 million as of September 30, 2016 and December 31, 2015, respectively. Delphi amortizes definite-lived intangible assets over their estimated useful lives. Delphi has definite-lived intangible assets related to patents and developed technology, customer relationships and trade names. Indefinite-lived in-process research and development intangible assets are not amortized, but are tested for impairment annually, or more frequently when indicators of potential impairment exist, until the completion or abandonment of the associated research and development efforts. The Company also has intangible assets related to acquired trade names that are classified as indefinite-lived when there are no foreseeable limits on the periods of time over which they are expected to contribute cash flows. These indefinite-lived trade name assets are tested for impairment annually, or more frequently when indicators of potential impairment exist. Costs to renew or extend the term of acquired intangible assets are recognized as expense as incurred. Amortization expense was $34 million and $101 million for the three and nine months ended September 30, 2016 and $23 million and $70 million for the three and nine months ended September 30, 2015, respectively.
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
The impairment test involves first qualitatively assessing goodwill for impairment. If the qualitative assessment is not met the Company then performs a quantitative assessment by first comparing the estimated fair value of each reporting unit to its carrying value, including goodwill. Fair value reflects the price a market participant would be willing to pay in a potential sale of the reporting unit. If the fair value exceeds carrying value, then we conclude that no goodwill impairment has occurred. If the carrying value of the reporting unit exceeds its estimated fair value, a second step is required to measure possible goodwill impairment loss. The second step includes hypothetically valuing the tangible and intangible assets and liabilities of the reporting unit as if the reporting unit had been acquired in a business combination. Then, the implied fair value of the reporting unit's goodwill is compared to the carrying value of that goodwill. If the carrying value of the reporting unit's goodwill exceeds the implied fair value of the goodwill, the Company recognizes an impairment loss in an amount equal to the excess, not to exceed the carrying value. There were no indicators of potential goodwill impairment during the nine months ended September 30, 2016. Goodwill was $1,583 million and $1,539 million as of September 30, 2016 and December 31, 2015, respectively.
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
Discontinued operations—The Company reports financial results for discontinued operations separately from continuing operations to distinguish the financial impact of disposal transactions from ongoing operations. Discontinued operations reporting occurs only when the disposal of a component or a group of components of the Company represents a strategic shift that will have a major effect on the Company's operations and financial results. During the year ended December 31, 2015, Delphi completed the divestitures of the Company's wholly owned Thermal Systems business and the Company's interest in its KDAC joint venture. During the nine months ended September 30, 2016, Delphi completed the divestiture of its interest in its Shanghai Delphi Automotive Air Conditioning ("SDAAC") joint venture. Delphi's interests in the KDAC and SDAAC joint ventures were previously reported within the Thermal Systems segment. Accordingly, the assets and liabilities, operating results and operating and investing cash flows for the previously reported Thermal Systems segment are presented as discontinued operations separate from the Company’s continuing operations and segment results for all periods presented in these consolidated financial statements and the notes to the consolidated financial statements, unless otherwise noted. Refer to Note 21. Discontinued Operations for further information regarding the Company's discontinued operations.
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
Customer concentrations—As reflected in the table below, combined net sales from continuing operations to General Motors Company ("GM") and Volkswagen Group ("VW"), Delphi's two largest customers, totaled approximately 23% and 22% of our total net sales for the three and nine months ended September 30, 2016, respectively, and 23% and 22% for the three and nine months ended September 30, 2015, respectively.

	Percentage of Total Net Sales				Accounts and Other Receivables
	Three Months Ended September 30,		Nine Months Ended September 30,		September 30, 2016	December 31, 2015
	2016	2015	2016	2015

					(in millions)
GM	15%	15%	14%	14%	$412	$289
VW	8%	8%	8%	8%	169	186
Recently adopted accounting pronouncements—In April 2015, the FASB issued Accounting Standards Update ("ASU") ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. This guidance requires that debt issuance costs be presented as a direct reduction to the carrying amount of the related debt in the balance sheet rather than as a deferred charge, consistent with the presentation of discounts on debt. ASU 2015-15, Interest - Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs associated with Line-of-Credit Arrangements, was issued in August 2015 to clarify that the U.S. Securities and Exchange Commission ("SEC") staff would not object to an entity deferring and presenting debt issuance costs related to a line-of-credit arrangement as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The guidance is effective for fiscal years beginning after December 15, 2015, and is to be applied retrospectively. As permitted, the Company elected to early adopt this guidance effective December 31, 2015, and has classified $24 million and $28 million as of September 30, 2016 and December 31, 2015, respectively, of deferred debt issuance costs associated with term debt within long-term debt in the consolidated balance sheet. Deferred issuance costs associated with the Company’s Revolving Credit Facility of $10 million and $12 million as of September 30, 2016 and December 31, 2015, respectively, remain classified within other long-term assets. Refer to Note 8. Debt for further information.
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
In September 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This guidance clarifies the presentation requirements of eight specific issues within the statement of cash flows. The new guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. The adoption of this guidance is not expected to have a significant impact on Delphi's financial statements, as Delphi's treatment of the relevant affected items within its consolidated statement of cash flows is consistent with the requirements of this guidance.

3. INVENTORIES
Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or market, including direct material costs and direct and indirect manufacturing costs. A summary of inventories is shown below:

	September 30, 2016	December 31, 2015

	(in millions)
Productive material	$739	$634
Work-in-process	117	98
Finished goods	519	449
Total	$1,375	$1,181

4. ASSETS
Other current assets consisted of the following:

	September 30, 2016	December 31, 2015

	(in millions)
Value added tax receivable	$181	$198
Prepaid insurance and other expenses	53	78
Reimbursable engineering costs	64	55
Notes receivable	16	25
Income and other taxes receivable	63	44
Deposits to vendors	10	8
Derivative financial instruments (Note 14)	4	—
Other	1	23
Total	$392	$431
Other long-term assets consisted of the following:

	September 30, 2016	December 31, 2015

	(in millions)
Deferred income taxes, net	$223	$238
Unamortized Revolving Credit Facility debt issuance costs (Note 8)	10	12
Income and other taxes receivable	55	54
Reimbursable engineering costs	26	43
Value added tax receivable	32	24
Cost method investments	26	23
Derivative financial instruments (Note 14)	1	—
Other	71	65
Total	$444	$459

5. LIABILITIES
Accrued liabilities consisted of the following:

	September 30, 2016	December 31, 2015

	(in millions)
Payroll-related obligations	$249	$221
Employee benefits, including current pension obligations	63	90
Income and other taxes payable	210	222
Warranty obligations (Note 6)	60	69
Restructuring (Note 7)	170	85
Customer deposits	33	36
Derivative financial instruments (Note 14)	62	108
Accrued interest	23	39
Dividends payable of consolidated affiliates to minority shareholders	10	—
Other	381	334
Total	$1,261	$1,204
Other long-term liabilities consisted of the following:

	September 30, 2016	December 31, 2015

	(in millions)
Environmental (Note 10)	$5	$3
Extended disability benefits	8	8
Warranty obligations (Note 6)	61	62
Restructuring (Note 7)	34	46
Payroll-related obligations	9	9
Accrued income taxes	53	31
Deferred income taxes, net	283	252
Derivative financial instruments (Note 14)	9	21
Other	66	71
Total	$528	$503

6. WARRANTY OBLIGATIONS
Expected warranty costs for products sold are recognized principally at the time of sale of the product based on an estimate of the amount that eventually will be required to settle such obligations. These accruals are based on factors such as past experience, production changes, industry developments and various other considerations. The estimated costs related to product recalls based on a formal campaign soliciting return of that product are accrued at the time an obligation becomes probable and can be reasonably estimated. These estimates are adjusted from time to time based on facts and circumstances that impact the status of existing claims. Delphi has recognized its best estimate for its total aggregate warranty reserves, including product recall costs, across all of its operating segments as of September 30, 2016. The Company estimates the reasonably possible amount to ultimately resolve all matters in excess of the recorded reserves as of September 30, 2016 to be zero to $60 million.

The table below summarizes the activity in the product warranty liability for the nine months ended September 30, 2016:

Warranty Obligations

(in millions)
Accrual balance at beginning of period	$131
Provision for estimated warranties incurred during the period	45
Changes in estimate for pre-existing warranties	6
Settlements made during the period (in cash or in kind)	(61)
Accrual balance at end of period	$121

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
As part of Delphi's continued efforts to optimize its cost structure, it has undertaken several restructuring programs which include workforce reductions as well as plant closures. These programs are primarily focused on the continued rotation of our manufacturing footprint to low cost locations in Europe and on reducing global overhead costs. The Company recorded employee-related and other restructuring charges related to these programs totaling approximately $63 million and $252 million during the three and nine months ended September 30, 2016, respectively. These charges included $50 million recorded during the three months ended September 30, 2016 for programs implemented to reduce global overhead costs, as well as $152 million recorded during the nine months ended September 30, 2016 for programs focused on the continued rotation of our manufacturing footprint to low cost locations in Europe, $90 million of which related to the initiation of the closure of a European manufacturing site within the Powertrain Systems segment. Cash payments for this restructuring action are expected to be principally completed in 2017. Additionally, Delphi recognized non-cash asset impairment charges of $19 million during the nine months ended September 30, 2016 related to the initiation of this plant closure, which were recorded within cost of sales.
Restructuring costs of approximately $36 million and $69 million were recorded during the three and nine months ended September 30, 2015, respectively. These charges were primarily related to Delphi's on-going restructuring programs focused on aligning manufacturing capacity and footprint with the current automotive production levels in Europe and South America. Additionally, the Company recorded $2 million of restructuring costs within discontinued operations related to the Thermal Systems business during the nine months ended September 30, 2015.
Restructuring charges for employee separation and termination benefits are paid either over the severance period or in a lump sum in accordance with either statutory requirements or individual agreements. Delphi incurred cash expenditures related to its restructuring programs of approximately $179 million and $95 million in the nine months ended September 30, 2016 and 2015, respectively.
The following table summarizes the restructuring charges recorded for the three and nine months ended September 30, 2016 and 2015 by operating segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

	(in millions)
Electrical/Electronic Architecture	$30	$13	$65	$22
Powertrain Systems	22	19	157	33
Electronics and Safety	11	4	30	14
Total	$63	$36	$252	$69

The table below summarizes the activity in the restructuring liability for the nine months ended September 30, 2016:

	Employee Termination Benefits Liability	Other Exit Costs Liability	Total

	(in millions)
Accrual balance at January 1, 2016	$129	$2	$131
Provision for estimated expenses incurred during the period	246	6	252
Payments made during the period	(179)	—	(179)
Accrual balance at September 30, 2016	$196	$8	$204

8. DEBT
The following is a summary of debt outstanding, net of unamortized issuance costs and discounts, as of September 30, 2016 and December 31, 2015, respectively:

	September 30, 2016	December 31, 2015

	(in millions)
3.15%, senior notes, due 2020 (net of $3 and $4 unamortized issuance costs and $1 and $1 discount, respectively)	$646	$645
5.00%, senior notes, due 2023 (net of $0 and $9 unamortized issuance costs, respectively)	—	791
4.15%, senior notes, due 2024 (net of $4 and $5 unamortized issuance costs and $2 and $2 discount, respectively)	694	693
1.50%, Euro-denominated senior notes, due 2025 (net of $4 and $5 unamortized issuance costs and $3 and $3 discount, respectively)	778	757
4.25%, senior notes, due 2026 (net of $4 and $4 unamortized issuance costs, respectively)	646	646
1.60%, Euro-denominated senior notes, due 2028 (net of $4 and $0 unamortized issuance costs and $1 and $0 discount, respectively)	556	—
4.40%, senior notes, due 2046 (net of $3 and $0 unamortized issuance costs and $2 and $0 discount, respectively)	295	—
Tranche A Term Loan, due 2021 (net of $2 and $1 unamortized issuance costs, respectively)	398	399
Capital leases and other	61	77
Total debt	4,074	4,008
Less: current portion	(36)	(52)
Long-term debt	$4,038	$3,956
Credit Agreement
Delphi Automotive PLC and its wholly-owned subsidiary Delphi Corporation entered into a credit agreement (the "Credit Agreement") with JPMorgan Chase Bank, N.A., as administrative agent (the "Administrative Agent"), under which it maintains senior secured credit facilities currently consisting of a term loan (the “Tranche A Term Loan”) and a revolving credit facility of $2.0 billion (the “Revolving Credit Facility”). The Credit Agreement was entered into in March 2011 and has been subsequently amended and restated on several occasions, most recently on August 17, 2016. The 2016 amendment extended the maturity of the Revolving Credit Facility and the Tranche A Term Loan from 2018 to 2021, increased the capacity of the Revolving Credit Facility from $1.5 billion to $2.0 billion and permitted Delphi Automotive PLC to act as a borrower on the Revolving Credit Facility. A loss on debt extinguishment of $3 million was recorded within other income (expense), net in the consolidated statement of operations during the three months ended September 30, 2016 in conjunction with the 2016 amendment.
The Tranche A Term Loan and the Revolving Credit Facility mature on August 17, 2021. Delphi is obligated to make quarterly principal payments, beginning December 31, 2017, throughout the term of the Tranche A Term Loan according to the amortization schedule in the Credit Agreement. The Credit Agreement also contains an accordion feature that permits Delphi to increase, from time to time, the aggregate borrowing capacity under the Credit Agreement by up to an additional $1 billion (or a greater amount based upon a formula set forth in the Credit Agreement) upon Delphi's request, the agreement of the lenders participating in the increase, and the approval of the Administrative Agent and existing lenders.
As of September 30, 2016, there were no amounts drawn on the Revolving Credit Facility and approximately $7 million in letters of credit issued under the Credit Agreement. Letters of credit issued under the Credit Agreement reduce availability under the Revolving Credit Facility.
Loans under the Credit Agreement bear interest, at Delphi's option, at either (a) the Administrative Agent’s Alternate Base Rate (“ABR” as defined in the Credit Agreement) or (b) the London Interbank Offered Rate (the “Adjusted LIBO Rate” as defined in the Credit Agreement) (“LIBOR”) plus in either case a percentage per annum as set forth in the table below (the “Applicable Rate”). The Applicable Rates under the Credit Agreement on the specified dates are set forth below:

	September 30, 2016		December 31, 2015
	LIBOR plus	ABR plus	LIBOR plus	ABR plus
Revolving Credit Facility	1.10%	0.10%	1.00%	0.00%
Tranche A Term Loan	1.25%	0.25%	1.00%	0.00%
The Applicable Rate under the Credit Agreement may increase or decrease from time to time based on changes in the Company's credit ratings. Accordingly, the interest rate will fluctuate during the term of the Credit Agreement based on changes in the ABR, LIBOR or future changes in the Company's corporate credit ratings. The Credit Agreement also requires that Delphi pay certain facility fees on the Revolving Credit Facility and certain letter of credit issuance and fronting fees.
The interest rate period with respect to LIBOR interest rate options can be set at one-, two-, three-, or six-months as selected by Delphi in accordance with the terms of the Credit Agreement (or other period as may be agreed by the applicable lenders). Delphi may elect to change the selected interest rate option in accordance with the provisions of the Credit Agreement. As of September 30, 2016, Delphi selected the one-month LIBOR interest rate option on the Tranche A Term Loan, and the rate effective as of September 30, 2016, as detailed in the table below, was based on the Company's current credit rating and the Applicable Rate for the Credit Agreement:

		Borrowings as of
		September 30, 2016	Rate effective as of
	Applicable Rate	(in millions)	September 30, 2016
Tranche A Term Loan	LIBOR plus 1.25%	$400	1.8125%
Borrowings under the Credit Agreement are prepayable at Delphi's option without premium or penalty.
The Credit Agreement contains certain covenants that limit, among other things, the Company’s (and the Company’s subsidiaries’) ability to incur certain additional indebtedness or liens or to dispose of substantially all of its assets. In addition, the Credit Agreement requires that the Company maintain a consolidated leverage ratio (the ratio of Consolidated Total Indebtedness to Consolidated EBITDA, each as defined in the Credit Agreement) of less than 3.50 to 1.0. The Credit Agreement also contains events of default customary for financings of this type. The Company was in compliance with the Credit Agreement covenants as of September 30, 2016.
As of September 30, 2016, all obligations under the Credit Agreement were borrowed by Delphi Corporation and jointly and severally guaranteed by its direct and indirect parent companies, subject to certain exceptions set forth in the Credit Agreement. Refer to Note 19. Supplemental Guarantor and Non-Guarantor Condensed Consolidating Financial Statements for additional information.
Senior Unsecured Notes
On May 17, 2011, Delphi Corporation issued $500 million of 5.875% senior unsecured notes due 2019 (the "5.875% Senior Notes") and $500 million of 6.125% senior unsecured notes due 2021 (the "6.125% Senior Notes") (collectively, the “2011 Senior Notes”) in a transaction exempt from registration under Rule 144A and Regulation S of the Securities Act of 1933 (the “Securities Act”). The net proceeds of approximately $1 billion as well as cash on hand were used to pay down amounts outstanding under the Credit Agreement. In May 2012, Delphi Corporation completed a registered exchange offer for all of the 2011 Senior Notes. No proceeds were received by Delphi Corporation as a result of the exchange. In March 2014, Delphi redeemed for cash the entire $500 million aggregate principal amount outstanding of the 5.875% Senior Notes, financed by a portion of the proceeds received from the issuance of the 2014 Senior Notes, as defined below. In March 2015, Delphi redeemed for cash the entire $500 million aggregate principal amount outstanding of the 6.125% Senior Notes, financed by a portion of the proceeds from the issuance of the 2015 Euro-denominated Senior Notes, as defined below. As a result of the redemption of the 2011 Senior Notes, Delphi recognized a loss on debt extinguishment of approximately $52 million during the nine months ended September 30, 2015 within other income (expense), net in the consolidated statement of operations.
On February 14, 2013, Delphi Corporation issued $800 million of 5.00% senior unsecured notes due 2023 (the “2013 Senior Notes”) in a transaction registered under the Securities Act. The proceeds were primarily utilized to prepay our term loan indebtedness under the Credit Agreement. Delphi paid approximately $12 million of issuance costs in connection with the 2013 Senior Notes. Interest was payable semi-annually on February 15 and August 15 of each year to holders of record at the close of business on February 1 or August 1 immediately preceding the interest payment date. In September 2016, Delphi redeemed for cash the entire $800 million aggregate principal amount outstanding of the 2013 Senior Notes, primarily financed by the proceeds from the issuance of the 2016 Euro-denominated Senior Notes and the 2016 Senior Notes, each as defined below. As a result of the redemption of the 2013 Senior Notes, Delphi recognized a loss on debt extinguishment of approximately $70 million during the three months ended September 30, 2016 within other income (expense), net in the consolidated statement of operations.
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
On September 15, 2016, Delphi Automotive PLC issued €500 million in aggregate principal amount of 1.60% Euro-denominated senior unsecured notes due 2028 (the “2016 Euro-denominated Senior Notes”) in a transaction registered under the Securities Act. The 2016 Euro-denominated Senior Notes were priced at 99.881% of par, resulting in a yield to maturity of 1.611%. The proceeds, together with proceeds from the 2016 Senior Notes described below, were utilized to redeem the 2013 Senior Notes. Delphi incurred approximately $4 million of issuance costs in connection with the 2016 Euro-denominated Senior Notes. Interest is payable annually on September 15. The Company has designated the 2016 Euro-denominated Senior Notes as a net investment hedge of the foreign currency exposure of its investments in certain Euro-denominated wholly-owned subsidiaries. Refer to Note. 14. Derivatives and Hedging Activities for further information.
On September 20, 2016, Delphi Automotive PLC issued $300 million in aggregate principal amount of 4.40% senior unsecured notes due 2046 (the “2016 Senior Notes”) in a transaction registered under the Securities Act. The 2016 Senior Notes were priced at 99.454% of par, resulting in a yield to maturity of 4.433%. The proceeds, together with proceeds from the 2016 Euro-denominated Senior Notes, were utilized to redeem the 2013 Senior Notes. Delphi incurred approximately $3 million of issuance costs in connection with the 2016 Senior Notes. Interest is payable semi-annually on April 1 and October 1 of each year to holders of record at the close of business on March 15 or September 15 immediately preceding the interest payment date.

Although the specific terms of each indenture governing each series of senior notes vary, the indentures contain certain restrictive covenants, including with respect to Delphi's (and Delphi's subsidiaries) ability to incur liens, enter into sale and leaseback transactions and merge with or into other entities. As of September 30, 2016, the Company was in compliance with the provisions of all series of the outstanding senior notes.
The 2013 Senior Notes and the 2014 Senior Notes were issued by Delphi Corporation. The 2014 Senior Notes are, and prior to their redemption, the 2013 Senior Notes were, fully and unconditionally guaranteed, jointly and severally, by Delphi Automotive PLC and by certain of Delphi Automotive PLC's direct and indirect subsidiaries which are directly or indirectly 100% owned by Delphi Automotive PLC, subject to customary release provisions (other than in the case of Delphi Automotive PLC). The 2015 Euro-denominated Senior Notes, 2015 Senior Notes, 2016 Euro-denominated Senior Notes and 2016 Senior Notes issued by Delphi Automotive PLC are fully and unconditionally guaranteed, jointly and severally, by certain of Delphi Automotive PLC's direct and indirect subsidiaries (including Delphi Corporation), which are directly or indirectly 100% owned by Delphi Automotive PLC, subject to customary release provisions. Refer to Note 19. Supplemental Guarantor and Non-Guarantor Condensed Consolidating Financial Statements for additional information.
Other Financing
Receivable factoring—Delphi maintains a €400 million European accounts receivable factoring facility, of which €350 million is available on a committed basis. This facility is accounted for as short-term debt and borrowings are subject to the availability of eligible accounts receivable. Collateral is not required related to these trade accounts receivable. This program began in July 2013 with an original term of 4 years, and will automatically renew on an indefinite basis unless terminated by either party. Borrowings bear interest at LIBOR plus 1.05% for borrowings denominated in pounds sterling and Euro Interbank Offered Rate ("EURIBOR") plus 0.80% for borrowings denominated in Euros. No amounts were outstanding on the European accounts receivable factoring facility as of September 30, 2016 or December 31, 2015.
The Company has entered into arrangements with various financial institutions to sell eligible trade receivables from certain aftermarket customers in North America. These arrangements can be terminated at any time subject to prior written notice. The receivables under these arrangements are sold without recourse to the Company and are therefore accounted for as true sales. During the three and nine months ended September 30, 2016, $19 million and $94 million of receivables were sold under these arrangements, and expenses of less than $1 million and $2 million, respectively, were recognized within interest expense. During the three and nine months ended September 30, 2015, $21 million and $75 million of receivables were sold under these arrangements, and expenses of less than $1 million and $1 million, respectively, were recognized.
In addition, during the three and nine months ended September 30, 2016 one of the Company’s European subsidiaries factored, without recourse, receivables related to certain foreign research tax credits to a financial institution. This transaction was accounted for as a true sale of the receivables, and the Company therefore derecognized approximately $26 million from other long-term assets in the consolidated balance sheet as of September 30, 2016 as a result of this transaction. Expenses of less than $1 million were incurred in conjunction with this transaction and recorded to interest expense during the three and nine months ended September 30, 2016.
Capital leases and other—As of September 30, 2016 and December 31, 2015, approximately $61 million and $77 million, respectively, of other debt issued by certain non-U.S. subsidiaries and capital lease obligations were outstanding.
Interest—Cash paid for interest related to debt outstanding totaled $131 million and $96 million for the nine months ended September 30, 2016 and 2015, respectively.

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
The amounts shown below reflect the defined benefit pension expense for the three and nine months ended September 30, 2016 and 2015, including amounts attributable to discontinued operations in the prior period:

	Non-U.S. Plans		U.S. Plans

	Three Months Ended September 30,
	2016	2015	2016	2015

	(in millions)
Service cost	$12	$15	$—	$—
Interest cost	17	19	—	—
Expected return on plan assets	(18)	(19)	—	—
Settlement loss (1)	—	13	—	—
Amortization of actuarial losses	4	4	—	1
Net periodic benefit cost	$15	$32	$—	$1

	Non-U.S. Plans		U.S. Plans

	Nine Months Ended September 30,
	2016	2015	2016	2015

	(in millions)
Service cost	$37	$44	$—	$—
Interest cost	51	58	1	1
Expected return on plan assets	(54)	(57)	—	—
Settlement loss (1)	—	16	—	—
Amortization of actuarial losses	11	13	—	1
Net periodic benefit cost	$45	$74	$1	$2

(1)	Primarily relates to amounts recognized related to the divestiture of the Company's Reception Systems business, as further described in Note 17. Acquisitions and Divestitures.
Other postretirement benefit obligations were approximately $3 million and $3 million at September 30, 2016 and December 31, 2015, respectively.
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
Unsecured Creditors Litigation
The Fourth Amended and Restated Limited Liability Partnership Agreement of Delphi Automotive LLP (the “Fourth LLP Agreement”) was entered into on July 12, 2011 by the members of Delphi Automotive LLP in order to position the Company for its initial public offering. Under the terms of the Fourth LLP Agreement, if cumulative distributions to the members of Delphi Automotive LLP under certain provisions of the Fourth LLP Agreement exceed $7.2 billion, Delphi, as disbursing agent on behalf of DPHH, is required to pay to the holders of allowed general unsecured claims against DPHH $32.50 for every $67.50 in excess of $7.2 billion distributed to the members, up to a maximum amount of $300 million. In December 2014, a complaint was filed in the United States Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court") alleging that the redemption by Delphi Automotive LLP of the membership interests of GM and the Pension Benefit Guaranty Corporation (the "PBGC"), and the repurchase of shares and payment of dividends by Delphi Automotive PLC, constituted distributions under the terms of the Fourth LLP Agreement approximating $7.2 billion. Delphi considers cumulative distributions through September 30, 2016 to be substantially below the $7.2 billion threshold, and intends to vigorously contest the allegations set forth in the complaint. In May 2016, the Bankruptcy Court denied both parties' motions for summary judgment and discovery commenced regarding the parties' intent with respect to the redemptions of the GM and PBGC membership interests. Although no assurances can be made as to the ultimate outcome of this claim, Delphi does not believe a loss is probable and, accordingly, no reserve has been made as of September 30, 2016. The Company estimates the range of reasonably possible loss related to this matter to be zero to $300 million.
Brazil Matters
Delphi conducts business operations in Brazil that are subject to the Brazilian federal labor, social security, environmental, tax and customs laws, as well as a variety of state and local laws. While Delphi believes it complies with such laws, they are complex, subject to varying interpretations, and the Company is often engaged in litigation with government agencies regarding the application of these laws to particular circumstances. As of September 30, 2016, the majority of claims asserted against Delphi in Brazil relate to such litigation. The remaining claims in Brazil relate to commercial and labor litigation with private parties. As of September 30, 2016, claims totaling approximately $180 million (using September 30, 2016 foreign currency rates) have been asserted against Delphi in Brazil. As of September 30, 2016, the Company maintains accruals for these asserted claims of $30 million (using September 30, 2016 foreign currency rates). The amounts accrued represent claims that are deemed probable of loss and are reasonably estimable based on the Company’s analyses and assessment of the asserted claims and prior experience with similar matters. While the Company believes its accruals are adequate, the final amounts required to resolve these matters could differ materially from the Company’s recorded estimates and Delphi’s results of operations could be materially affected. The Company estimates the reasonably possible loss in excess of the amounts accrued related to these claims to be zero to $150 million.
Environmental Matters
Delphi is subject to the requirements of U.S. federal, state, local and non-U.S. environmental and safety and health laws and regulations. As of September 30, 2016 and December 31, 2015, the undiscounted reserve for environmental investigation and remediation was approximately $6 million (of which $1 million was recorded in accrued liabilities and $5 million was recorded in other long-term liabilities) and $4 million (of which $1 million was recorded in accrued liabilities and $3 million was recorded in other long-term liabilities), respectively. Additionally, as of December 31, 2015 there was $6 million of undiscounted reserve for environmental investigation and remediation attributable to discontinued operations included within liabilities held for sale. Delphi cannot ensure that environmental requirements will not change or become more stringent over time or that its eventual environmental remediation costs and liabilities will not exceed the amount of its current reserves. In the event that such liabilities were to significantly exceed the amounts recorded, Delphi’s results of operations could be materially affected. At September 30, 2016, the difference between the recorded liabilities and the reasonably possible range of potential loss was not material.

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
The Company's income tax expense and effective tax rate from continuing operations for the three and nine months ended September 30, 2016 and 2015 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

	(dollars in millions)
Income tax expense	$57	$61	$216	$202
Effective tax rate	16%	15%	20%	16%
The Company’s effective tax rate from continuing operations was impacted by unfavorable geographic income mix in 2016 as compared to 2015, primarily due to changes in the underlying operations of the business and losses recorded in foreign jurisdictions for which no tax benefit can be recognized due to a valuation allowance. A significant portion of the unbenefited losses incurred in the nine months ended September 30, 2016 resulted from restructuring charges recorded related to the initiation of a plant closure of a European manufacturing site within the Powertrain Systems segment in the second quarter of 2016, as more fully described in Note 7. Restructuring. Additionally, the Company's effective tax rate was impacted by the expiration of tax incentives for certain Chinese subsidiaries related to Hi-Tech Enterprise ("HNTE") status in 2016, which previously made these subsidiaries eligible for a reduced corporate income tax rate. Applications for new 6-year HNTE grants are not permitted prior to the expiration of the prior grants, and Delphi has made timely submissions pursuant to local requirements. Approval of the applications has historically been obtained in the year of application, at which point these entities would be entitled to use the reduced HNTE income tax rate retroactive to the expiration date of the prior grants. The income tax accounting effect, including the retroactive effect, of a change in tax status is accounted for on the date of approval. Until such time, the income of these subsidiaries is subject to the statutory Chinese corporate income tax rate.
The Company’s effective tax rate from continuing operations was also impacted by the tax (benefit) expense associated with unusual or infrequent items for the respective interim periods as illustrated in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

	(in millions)
Tax credits (1)	$5	$(5)	$5	$(5)
Withholding taxes	(2)	(1)	(6)	(2)
Other change in tax reserves	1	(1)	1	3
Change in tax law (2)	6	—	6	—
Other adjustments (3)	(14)	3	(9)	4
Income tax (benefit) expense associated with unusual or infrequent items	$(4)	$(4)	$(3)	$—

(1)	For the three and nine months ended September 30, 2016 and September 30, 2015, the tax expense and benefit, respectively, primarily relate to provision to return adjustments.

(2)
For the three and nine months ended September 30, 2016, the tax expense primarily relates to the enactment of the U.K. Finance Act 2016 on September 15, 2016, which provides for a reduction of the U.K. corporate income tax rate from 18% to 17% effective April 1, 2020. The income tax accounting effect, including any retroactive effect, of a tax law change is accounted for in the period of enactment, which in this case was the third quarter of 2016. As a result, the effective tax rate was impacted by an increased tax expense of approximately $6 million for the three and nine months ended September 30, 2016 due to the resultant impact on the net deferred tax asset balances.

(3)	For the three and nine months ended September 30, 2016 and September 30, 2015, the tax benefit and expense, respectively, primarily relate to provision to return adjustments and audit settlements.
Delphi Automotive PLC is a U.K. resident taxpayer and not a domestic corporation for U.S. federal income tax purposes, and as such is not subject to U.S. tax, and generally not subject to U.K. tax on remitted foreign earnings.
Cash paid or withheld for income taxes was $233 million and $255 million for the nine months ended September 30, 2016 and 2015 respectively.

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

Weighted Average Shares
The following table illustrates net income per share attributable to Delphi and the weighted average shares outstanding used in calculating basic and diluted income per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

	(in millions, except per share data)
Numerator:
Income from continuing operations	$293	$351	$871	$989
Income from discontinued operations	—	53	105	269
Net income attributable to Delphi	$293	$404	$976	$1,258
Denominator:
Weighted average ordinary shares outstanding, basic	272.19	282.97	273.91	287.18
Dilutive shares related to restricted stock units ("RSUs")	0.58	1.43	0.48	1.15
Weighted average ordinary shares outstanding, including dilutive shares	272.77	284.40	274.39	288.33

Basic net income per share:
Continuing operations	$1.08	$1.24	$3.18	$3.44
Discontinued operations	—	0.19	0.38	0.94
Basic net income per share attributable to Delphi	$1.08	$1.43	$3.56	$4.38
Diluted net income per share:
Continuing operations	$1.07	$1.23	$3.18	$3.43
Discontinued operations	—	0.19	0.38	0.93
Diluted net income per share attributable to Delphi	$1.07	$1.42	$3.56	$4.36
Anti-dilutive securities share impact	—	—	—	—
Share Repurchase Program
In April 2016, the Board of Directors authorized a share repurchase program of up to $1.5 billion of ordinary shares, which commenced in September 2016 following the completion of the Company's $1.5 billion January 2015 share repurchase program. This share repurchase program provides for share purchases in the open market or in privately negotiated transactions, depending on share price, market conditions and other factors, as determined by the Company.
A summary of the ordinary shares repurchased during the three and nine months ended September 30, 2016 and 2015 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Total number of shares repurchased	1,487,900	5,292,240	7,980,325	12,174,805
Average price paid per share	$67.24	$76.83	$67.00	$78.79
Total (in millions)	$100	$406	$535	$959
As of September 30, 2016, approximately $1,472 million of share repurchases remained available under the April 2016 share repurchase program. During the period from October 1, 2016 to November 1, 2016, the Company repurchased an additional $30 million worth of shares pursuant to a trading plan with set trading instructions established by the Company. As a result, approximately $1,442 million of share repurchases remain available under the April 2016 share repurchase program. All repurchased shares were retired, and are reflected as a reduction of ordinary share capital for the par value of the shares, with the excess applied as reductions to additional paid-in capital and retained earnings.

Dividends
The Company has declared and paid cash dividends per ordinary share during the periods presented as follows:

	Dividend	Amount
	Per Share	(in millions)
2016:
Third quarter	$0.29	$79
Second quarter	0.29	79
First quarter	0.29	80
Total	$0.87	$238
2015:
Fourth quarter	$0.25	$70
Third quarter	0.25	71
Second quarter	0.25	72
First quarter	0.25	73
Total	$1.00	$286
Other
Prior to the completion of the initial public offering on November 22, 2011, net income and other changes to membership interests were allocated to the respective outstanding classes based on the cumulative distribution provisions of the Fourth LLP Agreement.
Under the terms of the Fourth LLP Agreement, if cumulative distributions to the members of Delphi Automotive LLP under certain provisions of the Fourth LLP Agreement exceed $7.2 billion, Delphi, as disbursing agent on behalf of DPHH, is required to pay to the holders of allowed general unsecured claims against DPHH $32.50 for every $67.50 in excess of $7.2 billion distributed to the members, up to a maximum amount of $300 million. This contingency is not considered probable of occurring as of September 30, 2016 and accordingly, no reserve has been recorded. Refer to Note 10. Commitments and Contingencies for additional information.

13. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The changes in accumulated other comprehensive income (loss) attributable to Delphi (net of tax) for the three and nine months ended September 30, 2016 and 2015 are shown below. Other comprehensive income includes activity relating to discontinued operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

	(in millions)
Foreign currency translation adjustments:
Balance at beginning of period	$(678)	$(505)	$(661)	$(333)
Aggregate adjustment for the period (1)	26	(109)	9	(281)
Balance at end of period	(652)	(614)	(652)	(614)

Gains (losses) on derivatives:
Balance at beginning of period	(57)	(84)	(106)	(78)
Other comprehensive income (loss) before reclassifications (net tax effect of $10, $16, $17 and $30)	(16)	(55)	(21)	(105)
Reclassification to income (net tax effect of $8, $7, $24 and $20)	22	22	76	66
Balance at end of period	(51)	(117)	(51)	(117)

Pension and postretirement plans:
Balance at beginning of period	(244)	(308)	(266)	(330)
Other comprehensive income before reclassifications (net tax effect of $0, $1, $4 and $2)	3	7	19	18
Reclassification to income (net tax effect of $0, $1, $1 and $2)	3	17	9	28
Balance at end of period	(238)	(284)	(238)	(284)

Accumulated other comprehensive loss, end of period	$(941)	$(1,015)	$(941)	$(1,015)

(1)
Includes losses of $10 million and $18 million for the three and nine months ended September 30, 2016, and $6 million and $27 million for the three and nine months ended September 30, 2015, respectively, related to non-derivative net investment hedges. Refer to Note 14. Derivatives and Hedging Activities for further description of these hedges.

Reclassifications from accumulated other comprehensive income to income for the three and nine months ended September 30, 2016 and 2015 were as follows:

Reclassification Out of Accumulated Other Comprehensive Income
Details About Accumulated Other Comprehensive Income Components	Three Months Ended September 30,		Nine Months Ended September 30,		Affected Line Item in the Statement of Operations
	2016	2015	2016	2015

	(in millions)
Gains (losses) on derivatives:
Commodity derivatives	$(10)	$(11)	$(35)	$(32)	Cost of sales
Foreign currency derivatives	(20)	(18)	(65)	(54)	Cost of sales
	(30)	(29)	(100)	(86)	Income before income taxes
	8	7	24	20	Income tax expense
	(22)	(22)	(76)	(66)	Net income
	—	—	—	—	Net income attributable to noncontrolling interest
	$(22)	$(22)	$(76)	$(66)	Net income attributable to Delphi

Pension and postretirement plans:
Actuarial losses	$(3)	$(5)	$(10)	$(14)	(1)
Settlement loss	—	(13)	—	(16)	(1)
	(3)	(18)	(10)	(30)	Income before income taxes
	—	1	1	2	Income tax expense
	(3)	(17)	(9)	(28)	Net income
	—	—	—	—	Net income attributable to noncontrolling interest
	$(3)	$(17)	$(9)	$(28)	Net income attributable to Delphi

Total reclassifications for the period	$(25)	$(39)	$(85)	$(94)

(1)	These accumulated other comprehensive loss components are included in the computation of net periodic pension cost (see Note 9. Pension Benefits for additional details).

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
As of September 30, 2016, the Company had the following outstanding notional amounts related to commodity and foreign currency forward contracts designated as cash flow hedges that were entered into to hedge forecasted exposures:

Commodity	Quantity Hedged	Unit of Measure	Notional Amount (Approximate USD Equivalent)

	(in thousands)		(in millions)
Copper	55,257	pounds	$120

Foreign Currency	Quantity Hedged	Unit of Measure	Notional Amount (Approximate USD Equivalent)

	(in millions)
Mexican Peso	9,837	MXN	$510
Chinese Yuan Renminbi	3,192	RMB	480
Polish Zloty	271	PLN	70
New Turkish Lira	196	TRY	65
Hungarian Forint	14,153	HUF	50
The Company had additional commodity and foreign currency forward contracts designated as cash flow hedges with notional amounts that individually amounted to less than $10 million. As of September 30, 2016, Delphi has entered into derivative instruments to hedge cash flows extending out to September 2018.
Gains and losses on derivatives qualifying as cash flow hedges are recorded in other comprehensive income ("OCI"), to the extent that hedges are effective, until the underlying transactions are recognized in earnings. Unrealized amounts in accumulated OCI will fluctuate based on changes in the fair value of hedge derivative contracts at each reporting period. Losses on cash flow hedges included in accumulated OCI as of September 30, 2016 were approximately $78 million (approximately $55 million, net of tax). Of this total, approximately $69 million of losses are expected to be included in cost of sales within the next 12 months and $9 million of losses are expected to be included in cost of sales in subsequent periods. Cash flow hedges are discontinued when Delphi determines it is no longer probable that the originally forecasted transactions will occur. The amount included in cost of sales related to cash flow hedge ineffectiveness was insignificant for the three and nine months ended September 30, 2016 and 2015. Cash flows from derivatives used to manage commodity and foreign exchange risks are classified as operating activities within the consolidated statement of cash flows.
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
During the first quarter of 2016, the Company entered into a forward contract with a notional amount of 2.4 billion Chinese Yuan Renminbi ("RMB") (approximately $370 million, using March 31, 2016 foreign currency rates) that was designated as a net investment hedge of the foreign currency exposure of its investments in certain RMB-denominated wholly-owned subsidiaries. This forward contract matured in May 2016, and the Company paid $1 million at settlement. During the second quarter of 2016, the Company entered into forward contracts with notional amounts totaling 2.4 billion RMB (approximately $355 million, using September 30, 2016 foreign currency rates) that were designated as net investment hedges of the foreign currency exposure of its investments in certain RMB-denominated wholly-owned subsidiaries. These contracts mature in November 2016. Refer to the tables below for details of the fair value recorded in the consolidated balance sheet and the effects recorded in the consolidated statement of operations and consolidated statement of comprehensive income related to these derivative instruments.
The Company has designated the €700 million 2015 Euro-denominated Senior Notes and the €500 million 2016 Euro-denominated Senior Notes, as more fully described in Note 8. Debt, as net investment hedges of the foreign currency exposure of its investments in certain Euro-denominated wholly-owned subsidiaries. Due to changes in the value of the Euro-denominated debt instruments designated as net investment hedges, during the three and nine months ended September 30, 2016, $10 million and $19 million, respectively, of losses were recognized within the cumulative translation adjustment component of OCI. During the three and nine months ended September 30, 2015, $6 million and $27 million, respectively, of losses were recognized within the cumulative translation adjustment component of OCI related to these net investment hedges. Cumulative losses included in accumulated OCI on these net investment hedges were $24 million as of September 30, 2016 and $5 million as of December 31, 2015. There were no amounts reclassified or recognized for ineffectiveness during the three and nine months ended September 30, 2016 or 2015.
Derivatives Not Designated as Hedges
The Company enters into certain foreign currency and commodity contracts that are not designated as hedges. When hedge accounting is not applied to derivative contracts, gains and losses are recorded to other income (expense), net and cost of sales in the consolidated statement of operations.
As more fully disclosed in Note 17. Acquisitions and Divestitures, on July 30, 2015, Delphi made a recommended offer to acquire HellermannTyton. In conjunction with the acquisition, in August 2015, the Company entered into option contracts with notional amounts totaling £917 million to hedge portions of the currency risk associated with the cash payment for the proposed acquisition at a cost of $15 million. Subsequently, in conjunction with the closing of the acquisition, Delphi entered into offsetting option contracts. Pursuant to the requirements of ASC 815, Derivatives and Hedging, the options did not qualify as hedges for accounting purposes. During the three and nine months ended September 30, 2015, the change in fair value resulted in a pre-tax loss of $11 million included within other income (expense), net in the consolidated statement of operations. The Company paid $15 million to settle these options during the nine months ended September 2016, which is reflected within investing activities in the consolidated statement of cash flows.
Fair Value of Derivative Instruments in the Balance Sheet
The fair value of derivative financial instruments recorded in the consolidated balance sheets as of September 30, 2016 and December 31, 2015 are as follows:

	Asset Derivatives		Liability Derivatives		Net Amounts of Assets and (Liabilities) Presented in the Balance Sheet
	Balance Sheet Location	September 30, 2016	Balance Sheet Location	September 30, 2016	September 30, 2016

	(in millions)
Derivatives designated as cash flow hedges:
Commodity derivatives	Other current assets	$—	Accrued liabilities	$12
Foreign currency derivatives*	Other current assets	1	Other current assets	—	$1
Foreign currency derivatives*	Accrued liabilities	4	Accrued liabilities	53	(49)
Commodity derivatives	Other long-term assets	1	Other long-term liabilities	—
Foreign currency derivatives*	Other long-term liabilities	1	Other long-term liabilities	10	(9)
Derivatives designated as net investment hedges:
Foreign currency derivatives	Other current assets	$3	Accrued liabilities	$—
Total derivatives designated as hedges		$10		$75

Derivatives not designated:
Foreign currency derivatives*	Accrued liabilities	$2	Accrued liabilities	$3	(1)
Total derivatives not designated as hedges		$2		$3

	Asset Derivatives		Liability Derivatives		Net Amounts of Assets and (Liabilities) Presented in the Balance Sheet
	Balance Sheet Location	December 31, 2015	Balance Sheet Location	December 31, 2015	December 31, 2015

	(in millions)
Derivatives designated as cash flow hedges:
Commodity derivatives	Other current assets	$—	Accrued liabilities	$39
Foreign currency derivatives*	Accrued liabilities	3	Accrued liabilities	69	$(66)
Commodity derivatives	Other long-term assets	—	Other long-term liabilities	10
Foreign currency derivatives*	Other long-term liabilities	1	Other long-term liabilities	12	(11)
Total derivatives designated as hedges		$4		$130

Derivatives not designated:
Commodity derivatives	Other current assets	$—	Accrued liabilities	$2
Foreign currency derivatives*	Accrued liabilities	2	Accrued liabilities	3	(1)
Foreign currency derivatives*	Other long-term liabilities	1	Other long-term liabilities	1	—
Total derivatives not designated as hedges		$3		$6
* Derivative instruments within this category are subject to master netting arrangements and are presented on a net basis in the consolidated balance sheets in accordance with accounting guidance related to the offsetting of amounts related to certain contracts.
The fair value of Delphi’s derivative financial instruments was in a net liability position as of September 30, 2016 and December 31, 2015.

Effect of Derivatives on the Statement of Operations and Statement of Comprehensive Income
The pre-tax effect of derivative financial instruments in the consolidated statement of operations and consolidated statement of comprehensive income for the three months ended September 30, 2016 is as follows:

Three Months Ended September 30, 2016	Gain (loss) Recognized in OCI (Effective Portion)	Loss Reclassified from OCI into Income (Effective Portion)	Gain Recognized in Income (Ineffective Portion Excluded from Effectiveness Testing)

	(in millions)
Derivatives designated as cash flow hedges:
Commodity derivatives	$1	$(10)	$—
Foreign currency derivatives	(26)	(20)	—
Derivatives designated as net investment hedges:
Foreign currency derivatives	(1)	—	—
Total	$(26)	$(30)	$—

Gain Recognized in Income

(in millions)
Derivatives not designated:
Commodity derivatives	$—
Foreign currency derivatives	1
Total	$1
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
The pre-tax effect of derivative financial instruments in the consolidated statement of operations and consolidated statement of comprehensive income for the nine months ended September 30, 2016 is as follows:

Nine Months Ended September 30, 2016	Gain (loss) Recognized in OCI (Effective Portion)	Loss Reclassified from OCI into Income (Effective Portion)	Gain Recognized in Income (Ineffective Portion Excluded from Effectiveness Testing)

	(in millions)
Derivatives designated as cash flow hedges:
Commodity derivatives	$5	$(35)	$—
Foreign currency derivatives	(46)	(65)	—
Derivatives designated as net investment hedges:
Foreign currency derivatives	3	—	—
Total	$(38)	$(100)	$—

Loss Recognized in Income

(in millions)
Derivatives not designated:
Commodity derivatives	$—
Foreign currency derivatives	(1)
Total	$(1)
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
The gain or loss reclassified from OCI into income for the effective portion of designated derivative instruments and the gain or loss recognized in income for the ineffective portion of designated derivative instruments excluded from effectiveness testing were recorded to other income, net and cost of sales in the consolidated statements of operations for the three and nine months ended September 30, 2016 and 2015. The gain or loss recognized in income for non-designated derivative instruments was recorded in other income (expense), net and cost of sales for the three and nine months ended September 30, 2016 and 2015.

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
As of September 30, 2016 and December 31, 2015, Delphi was in a net derivative liability position of $66 million and $129 million, respectively, and no significant adjustments were recorded for nonperformance risk based on the application of peer companies’ CDS rates, evaluation of our own nonperformance risk and because Delphi’s exposures were to counterparties with investment grade credit ratings. Refer to Note 14. Derivatives and Hedging Activities for further information regarding derivatives.
Contingent consideration—As described in Note 17. Acquisitions and Divestitures, as of September 30, 2016, additional contingent consideration may be earned as a result of Delphi's acquisition agreements for Control-Tec LLC ("Control-Tec"), Ottomatika, Inc. ("Ottomatika") and Antaya Technologies Corporation ("Antaya"). The liability for contingent consideration is re-measured to fair value at each reporting date based on a probability-weighted discounted cash flow analysis using a rate that reflects the uncertainty surrounding the expected outcomes, which the Company believes is appropriate and representative of market participant assumptions. The measurement of the liability for contingent consideration is based on significant inputs that are not observable in the market, and is therefore classified as a Level 3 measurement in accordance with ASU Topic 820-10-35. Examples of utilized unobservable inputs are estimated future earnings of the acquired businesses and applicable discount rates. The estimate of the liability may fluctuate if there are changes in the forecast of the acquired businesses' future earnings, as a result of actual earnings levels achieved or in the discount rates used to determine the present value of contingent future cash flows. As of September 30, 2016, the range of periods in which the earn-out provisions may be achieved is from 2016 to 2018. The Company regularly reviews these assumptions and makes adjustments to the fair value measurements as required by facts and circumstances.
As of September 30, 2016 and December 31, 2015, the liability for contingent consideration was $31 million (of which $2 million was classified within other current liabilities and $29 million was classified within other long-term liabilities) and $32 million (of which was $2 million classified within other current liabilities and $30 million was classified within other long-term liabilities). Adjustments to this liability for interest accretion are recognized in interest expense, and any other changes in the fair value of this liability are recognized within other income (expense), net in the consolidated statement of operations.

As of September 30, 2016 and December 31, 2015, Delphi had the following assets measured at fair value on a recurring basis:

	Total	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3

	(in millions)
As of September 30, 2016
Commodity derivatives	$1	$—	$1	$—
Foreign currency derivatives	4	—	4	—
Total	$5	$—	$5	$—
As of December 31, 2015:
Commodity derivatives	$—	$—	$—	$—
Foreign currency derivatives	—	—	—	—
Total	$—	$—	$—	$—
As of September 30, 2016 and December 31, 2015, Delphi had the following liabilities measured at fair value on a recurring basis:

	Total	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3

	(in millions)
As of September 30, 2016
Commodity derivatives	$12	$—	$12	$—
Foreign currency derivatives	59	—	59	—
Contingent consideration	31	—	—	31
Total	$102	$—	$71	$31
As of December 31, 2015:
Commodity derivatives	$51	$—	$51	$—
Foreign currency derivatives	78	—	78	—
Contingent consideration	32	—	—	32
Total	$161	$—	$129	$32
The changes in the contingent consideration liability classified as a Level 3 measurement for the nine months ended September 30, 2016 were as follows:

Contingent Consideration Liability

(in millions)
Fair value at beginning of period	$32
Additions	—
Payments	(2)
Interest accretion	1
Fair value at end of period	$31
Non-derivative financial instruments—Delphi’s non-derivative financial instruments include cash and cash equivalents, accounts and notes receivable, accounts payable, as well as debt, which consists of its accounts receivable factoring arrangements, capital leases and other debt issued by Delphi’s non-U.S. subsidiaries, the Revolving Credit Facility, the Tranche A Term Loan and all series of outstanding senior notes. The fair value of debt is based on quoted market prices for instruments with public market data or significant other observable inputs for instruments without a quoted public market price (Level 2). As of September 30, 2016 and December 31, 2015, total debt was recorded at $4,074 million and $4,008 million, respectively, and had estimated fair values of $4,273 million and $4,025 million, respectively. For all other financial instruments recorded at September 30, 2016 and December 31, 2015, fair value approximates book value.
Fair Value Measurements on a Nonrecurring Basis
In addition to items that are measured at fair value on a recurring basis, Delphi also has items in its balance sheet that are measured at fair value on a nonrecurring basis. As these items are not measured at fair value on a recurring basis, they are not included in the tables above. Nonfinancial assets and liabilities that are measured at fair value on a nonrecurring basis include long-lived assets, assets held for sale, equity and cost method investments, intangible assets, asset retirement obligations, share-based compensation and liabilities for exit or disposal activities measured at fair value upon initial recognition. During the three and nine months ended September 30, 2016, Delphi recorded non-cash asset impairment charges totaling $1 million and $23 million, respectively, within cost of sales related to declines in the fair values of certain fixed assets, $19 million of which related to the initiation of a plant closure of a European manufacturing site within the Powertrain Systems segment in the second quarter of 2016, as further described in Note 7. Restructuring. During the three and nine months ended September 30, 2015, Delphi recorded non-cash asset impairment charges of $0 million and $6 million, respectively, in cost of sales related to declines in the fair values of certain fixed assets. Fair value of long-lived assets is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved and a review of appraisals. Delphi has determined that the fair value measurements of long-lived assets fall in Level 3 of the fair value hierarchy.
Additionally, as further described in Note 21. Discontinued Operations, an after-tax impairment loss of approximately $88 million was recorded in income from discontinued operations in the first quarter of 2015 based on the evaluation and estimate of the fair value of the Company's interest in KDAC of approximately $32 million, which was determined primarily based on negotiations with a third party and on a non-binding offer from that potential buyer at the time, in relation to the carrying value of this interest. Subsequently, in September 2015 the Company closed the sale of this interest for net cash proceeds of $70 million, and recognized a gain on the divestiture of $47 million, net of tax expense, within income from discontinued operations during the three months ended September 2015. As a result, for the nine months ended September 2015, the Company recorded a net loss of $41 million on the KDAC divestiture within income from discontinued operations, which includes the $88 million impairment loss recorded in the first quarter of 2015.

16. OTHER INCOME, NET
Other income (expense), net included:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

	(in millions)
Interest income	$1	$2	$2	$4
Loss on extinguishment of debt	(73)	—	(73)	(52)
Costs associated with acquisitions	—	(11)	—	(12)
Other, net	6	(2)	7	(7)
Other expense, net	$(66)	$(11)	$(64)	$(67)
As further discussed in Note 8. Debt, during the three and nine months ended September 30, 2016, Delphi redeemed for cash the entire $800 million aggregate principal amount outstanding of the 2013 Senior Notes, resulting in a loss on debt extinguishment of approximately $70 million. Delphi also recorded a loss on debt extinguishment of $3 million during the three and nine months ended September 30, 2016 in conjunction with the 2016 amendment to the Credit Agreement, as further discussed in Note 8. Debt. Additionally, as further discussed in Note 21. Discontinued Operations, during the three and nine months ended September 30, 2016, Delphi recorded $2 million and $7 million for certain fees earned pursuant to the transition services agreement in connection with the sale of the Company's wholly owned Thermal Systems business.
During the nine months ended September 30, 2015, Delphi redeemed for cash the entire aggregate principal amount outstanding of the 6.125% Senior Notes, resulting in a loss on debt extinguishment of approximately $52 million. Additionally, as further discussed in Note 14. Derivatives and Hedging Activities, during the three and nine months ended September 30, 2015, the Company recorded a loss of $11 million on option contracts entered into in order to hedge portions of the currency risk associated with the cash payment for the proposed acquisition of HellermannTyton, which is reflected within Costs associated with acquisitions in the above table.

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
The acquisition was accounted for as a business combination, with the total purchase price allocated on a preliminary basis using information available, in the fourth quarter of 2015. As a result of additional information obtained, changes to the preliminary fair values of certain property, plant and equipment, definite-lived intangible assets and other assets purchased and liabilities assumed, including contingent tax liabilities, from the amounts disclosed as of December 31, 2015 were recorded during the nine months ended September 30, 2016, resulting in a net adjustment to goodwill of $5 million. These adjustments did not result in significant effects to the consolidated statement of operations for the nine months ended September 30, 2016. The preliminary purchase price and related allocation to the acquired net assets of HellermannTyton based on their estimated fair values is shown below (in millions):

Assets acquired and liabilities assumed

Purchase price, cash consideration, net of cash acquired	$1,534
Debt and pension liabilities assumed	258
Total consideration, net of cash acquired	$1,792

Property, plant and equipment	$328
Indefinite-lived intangible assets	128
Definite-lived intangible assets	557
Other liabilities, net	(82)
Identifiable net assets acquired	931
Goodwill resulting from purchase	861
Total purchase price allocation	$1,792
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
Agreement for Sale of Mechatronics Business
In October 2016, Delphi entered into an agreement for the sale of its Mechatronics business, which is reported within the Electronics and Safety segment. The net sales of this business were approximately $225 million for the nine months ended September 30, 2016. The sale is expected to close in the fourth quarter of 2016, subject to customary regulatory and other approvals. The results of operations of this business were not significant to the consolidated financial statements for any period presented, and the divestiture does not meet the discontinued operations criteria.
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
In February 2015, under the time-based vesting terms of the 2012, 2013 and 2014 grants, 535,345 ordinary shares were issued to Delphi executives at a fair value of approximately $42 million, of which 199,211 ordinary shares were withheld to cover minimum withholding taxes. The performance-based RSUs associated with the 2012 grant vested at the completion of a three-year performance period on December 31, 2014, and in the first quarter of 2015, 1,364,966 ordinary shares were issued to Delphi executives at a fair value of $107 million, of which 545,192 ordinary shares were withheld to cover minimum withholding taxes.
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
A summary of RSU activity, including award grants, vesting and forfeitures is provided below:

	RSUs	Weighted Average Grant Date Fair Value
	(in thousands)
Nonvested, January 1, 2016	1,980	$74.66
Granted	865	67.83
Vested	(474)	59.17
Forfeited	(211)	74.09
Nonvested, September 30, 2016	2,160	75.38
Delphi recognized compensation expense of $18 million ($16 million, net of tax) and $18 million ($16 million, net of tax) based on the Company’s best estimate of ultimate performance against the respective targets during the three months ended September 30, 2016 and 2015, respectively. Delphi recognized compensation expense of $45 million ($39 million, net of tax) and $53 million ($46 million, net of tax) based on the Company’s best estimate of ultimate performance against the respective targets during the nine months ended September 30, 2016 and 2015, respectively. Delphi will continue to recognize compensation expense, based on the grant date fair value of the awards applied to the Company’s best estimate of ultimate performance against the respective targets, over the requisite vesting periods of the awards. Based on the grant date fair value of the awards and the Company’s best estimate of ultimate performance against the respective targets as of September 30, 2016, unrecognized compensation expense on a pre-tax basis of approximately $90 million is anticipated to be recognized over a weighted average period of approximately 2 years. For the nine months ended September 30, 2016 and 2015, respectively, approximately $40 million and $58 million of cash was paid and reflected as a financing activity in the statements of cash flows related to the minimum statutory tax withholding for vested RSUs.

19. SUPPLEMENTAL GUARANTOR AND NON-GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
Basis of Presentation
Notes Issued by the Subsidiary Issuer
As described in Note 8. Debt, Delphi Corporation (the "Subsidiary Issuer/Guarantor"), a 100% owned subsidiary of Delphi Automotive PLC (the "Parent"), issued the 2011 Senior Notes, the 2013 Senior Notes and the 2014 Senior Notes, each of which were registered under the Securities Act. The 2011 Senior Notes were subsequently redeemed and extinguished in March 2014 and March 2015, and the 2013 Senior Notes were subsequently redeemed and extinguished in September 2016. The 2014 Senior Notes are, and prior to their redemption, the 2011 Senior Notes and 2013 Senior Notes were, fully and unconditionally guaranteed by Delphi Automotive PLC and certain of Delphi Automotive PLC's direct and indirect subsidiary companies, which are directly or indirectly 100% owned by Delphi Automotive PLC (the “Subsidiary Guarantors”), on a joint and several basis, subject to customary release provisions (other than in the case of Delphi Automotive PLC). All other consolidated direct and indirect subsidiaries of Delphi Automotive PLC are not subject to the guarantees (“Non-Guarantor Subsidiaries”).
Notes Issued by the Parent
As described in Note 8. Debt, Delphi Automotive PLC issued the 2016 Senior Notes, the 2016 Euro-denominated Senior Notes, the 2015 Euro-denominated Senior Notes and the 2015 Senior Notes, each of which were registered under the Securities Act. Each series of these senior notes are fully and unconditionally guaranteed on a joint and several basis, subject to customary release provisions, by certain of Delphi Automotive PLC's direct and indirect subsidiary companies (the “Subsidiary Guarantors”), and Delphi Corporation, each of which are directly or indirectly 100% owned by Delphi Automotive PLC. All other consolidated direct and indirect subsidiaries of Delphi Automotive PLC are not subject to the guarantees (“Non-Guarantor Subsidiaries”).
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
The historical presentation of the supplemental guarantor condensed consolidating balance sheet as of December 31, 2015 has been revised to be consistent with the presentation of the entities that comprise the structure of the Subsidiary Guarantors and the Subsidiary Issuer/Guarantor as of September 30, 2016.

Statement of Operations Three Months Ended September 30, 2016

	Parent	Subsidiary Guarantors	Subsidiary Issuer/Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated

	(in millions)
Net sales	$—	$—	$—	$4,091	$—	$4,091
Operating expenses:
Cost of sales	—	—	—	3,256	—	3,256
Selling, general and administrative	44	—	—	234	—	278
Amortization	—	—	—	34	—	34
Restructuring	—	—	—	63	—	63
Total operating expenses	44	—	—	3,587	—	3,631
Operating (loss) income	(44)	—	—	504	—	460
Interest (expense) income	(54)	(4)	(52)	(19)	88	(41)
Other (expense) income, net	(5)	34	(51)	44	(88)	(66)
(Loss) income from continuing operations before income taxes and equity income	(103)	30	(103)	529	—	353
Income tax benefit (expense)	—	—	38	(95)	—	(57)
(Loss) income from continuing operations before equity income	(103)	30	(65)	434	—	296
Equity in net income of affiliates	—	—	—	10	—	10
Equity in net income (loss) of subsidiaries	396	347	111	—	(854)	—
Income from continuing operations	293	377	46	444	(854)	306
Income from discontinued operations, net of tax	—	—	—	—	—	—
Net income (loss)	293	377	46	444	(854)	306
Net income attributable to noncontrolling interest	—	—	—	13	—	13
Net income (loss) attributable to Delphi	$293	$377	$46	$431	$(854)	$293
Statement of Operations Nine Months Ended September 30, 2016

	Parent	Subsidiary Guarantors	Subsidiary Issuer/Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated

	(in millions)
Net sales	$—	$—	$—	$12,348	$—	$12,348
Operating expenses:
Cost of sales	—	—	—	9,869	—	9,869
Selling, general and administrative	108	—	—	726	—	834
Amortization	—	—	—	101	—	101
Restructuring	—	—	—	252	—	252
Total operating expenses	108	—	—	10,948	—	11,056
Operating (loss) income	(108)	—	—	1,400	—	1,292
Interest (expense) income	(150)	(20)	(153)	(58)	258	(123)
Other (expense) income, net	(5)	96	(18)	121	(258)	(64)
(Loss) income from continuing operations before income taxes and equity income	(263)	76	(171)	1,463	—	1,105
Income tax benefit (expense)	—	—	63	(279)	—	(216)
(Loss) income from continuing operations before equity income	(263)	76	(108)	1,184	—	889
Equity in net income of affiliates	—	—	—	23	—	23
Equity in net income (loss) of subsidiaries	1,239	1,147	362	—	(2,748)	—
Income from continuing operations	976	1,223	254	1,207	(2,748)	912
Income from discontinued operations, net of tax	—	—	—	108	—	108
Net income (loss)	976	1,223	254	1,315	(2,748)	1,020
Net income attributable to noncontrolling interest	—	—	—	44	—	44
Net income (loss) attributable to Delphi	$976	$1,223	$254	$1,271	$(2,748)	$976

Statement of Operations Three Months Ended September 30, 2015

	Parent	Subsidiary Guarantors	Subsidiary Issuer/Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated

	(in millions)
Net sales	$—	$—	$—	$3,631	$—	$3,631
Operating expenses:
Cost of sales	—	—	(6)	2,868	—	2,862
Selling, general and administrative	38	—	—	211	—	249
Amortization	—	—	—	23	—	23
Restructuring	—	—	—	36	—	36
Total operating expenses	38	—	(6)	3,138	—	3,170
Operating (loss) income	(38)	—	6	493	—	461
Interest (expense) income	(29)	(8)	(45)	(19)	71	(30)
Other income (expense), net	—	23	10	27	(71)	(11)
(Loss) income from continuing operations before income taxes and equity income	(67)	15	(29)	501	—	420
Income tax benefit (expense)	—	—	11	(72)	—	(61)
(Loss) income from continuing operations before equity income	(67)	15	(18)	429	—	359
Equity in net income of affiliates	—	—	—	5	—	5
Equity in net income (loss) of subsidiaries	471	456	96	—	(1,023)	—
Income from continuing operations	404	471	78	434	(1,023)	364
Income from discontinued operations, net of tax	—	—	—	54	—	54
Net income (loss)	404	471	78	488	(1,023)	418
Net income attributable to noncontrolling interest	—	—	—	14	—	14
Net income (loss) attributable to Delphi	$404	$471	$78	$474	$(1,023)	$404
Statement of Operations Nine Months Ended September 30, 2015

	Parent	Subsidiary Guarantors	Subsidiary Issuer/Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated

	(in millions)
Net sales	$—	$—	$—	$11,286	$—	$11,286
Operating expenses:
Cost of sales	—	—	(6)	9,000	—	8,994
Selling, general and administrative	64	—	—	701	—	765
Amortization	—	—	—	70	—	70
Restructuring	—	—	—	69	—	69
Total operating expenses	64	—	(6)	9,840	—	9,898
Operating (loss) income	(64)	—	6	1,446	—	1,388
Interest (expense) income	(75)	(23)	(128)	(70)	204	(92)
Other income (expense), net	—	58	3	76	(204)	(67)
(Loss) income from continuing operations before income taxes and equity income	(139)	35	(119)	1,452	—	1,229
Income tax benefit (expense)	—	—	44	(246)	—	(202)
(Loss) income from continuing operations before equity income	(139)	35	(75)	1,206	—	1,027
Equity in net income of affiliates	—	—	—	10	—	10
Equity in net income (loss) of subsidiaries	1,397	1,362	358	—	(3,117)	—
Income from continuing operations	1,258	1,397	283	1,216	(3,117)	1,037
Income from discontinued operations, net of tax	—	—	—	277	—	277
Net income (loss)	1,258	1,397	283	1,493	(3,117)	1,314
Net income attributable to noncontrolling interest	—	—	—	56	—	56
Net income (loss) attributable to Delphi	$1,258	$1,397	$283	$1,437	$(3,117)	$1,258

Statement of Comprehensive Income Three Months Ended September 30, 2016

	Parent	Subsidiary Guarantors	Subsidiary Issuer/Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated

	(in millions)
Net income (loss)	$293	$377	$46	$444	$(854)	$306
Other comprehensive income (loss):
Currency translation adjustments	(9)	—	—	36	—	27
Net change in unrecognized gain (loss) on derivative instruments, net of tax	—	—	—	6	—	6
Employee benefit plans adjustment, net of tax	—	—	—	6	—	6
Other comprehensive (loss) income	(9)	—	—	48	—	39
Equity in other comprehensive income (loss) of subsidiaries	47	(85)	—	—	38	—
Comprehensive income (loss)	331	292	46	492	(816)	345
Comprehensive income attributable to noncontrolling interests	—	—	—	14	—	14
Comprehensive income (loss) attributable to Delphi	$331	$292	$46	$478	$(816)	$331
Statement of Comprehensive Income Nine Months Ended September 30, 2016

	Parent	Subsidiary Guarantors	Subsidiary Issuer/Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated

	(in millions)
Net income (loss)	$976	$1,223	$254	$1,315	$(2,748)	$1,020
Other comprehensive income (loss):
Currency translation adjustments	(18)	—	—	26	—	8
Net change in unrecognized gain (loss) on derivative instruments, net of tax	—	—	—	55	—	55
Employee benefit plans adjustment, net of tax	—	—	—	28	—	28
Other comprehensive (loss) income	(18)	—	—	109	—	91
Equity in other comprehensive income (loss) of subsidiaries	110	(210)	11	—	89	—
Comprehensive income (loss)	1,068	1,013	265	1,424	(2,659)	1,111
Comprehensive income attributable to noncontrolling interests	—	—	—	43	—	43
Comprehensive income (loss) attributable to Delphi	$1,068	$1,013	$265	$1,381	$(2,659)	$1,068

Statement of Comprehensive Income Three Months Ended September 30, 2015

	Parent	Subsidiary Guarantors	Subsidiary Issuer/Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated

	(in millions)
Net income (loss)	$404	$471	$78	$488	$(1,023)	$418
Other comprehensive income (loss):
Currency translation adjustments	(5)	—	—	(115)	—	(120)
Net change in unrecognized gain (loss) on derivative instruments, net of tax	—	—	—	(33)	—	(33)
Employee benefit plans adjustment, net of tax	—	—	—	24	—	24
Other comprehensive loss	(5)	—	—	(124)	—	(129)
Equity in other comprehensive (loss) income of subsidiaries	(113)	(185)	(23)	—	321	—
Comprehensive income (loss)	286	286	55	364	(702)	289
Comprehensive income attributable to noncontrolling interests	—	—	—	3	—	3
Comprehensive income (loss) attributable to Delphi	$286	$286	$55	$361	$(702)	$286
Statement of Comprehensive Income Nine Months Ended September 30, 2015

	Parent	Subsidiary Guarantors	Subsidiary Issuer/Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated

	(in millions)
Net income (loss)	$1,258	$1,397	$283	$1,493	$(3,117)	$1,314
Other comprehensive income (loss):
Currency translation adjustments	(27)	—	—	(266)	—	(293)
Net change in unrecognized gain (loss) on derivative instruments, net of tax	—	—	—	(39)	—	(39)
Employee benefit plans adjustment, net of tax	—	—	—	46	—	46
Other comprehensive loss	(27)	—	—	(259)	—	(286)
Equity in other comprehensive (loss) income of subsidiaries	(247)	(413)	(26)	—	686	—
Comprehensive income (loss)	984	984	257	1,234	(2,431)	1,028
Comprehensive income attributable to noncontrolling interests	—	—	—	44	—	44
Comprehensive income (loss) attributable to Delphi	$984	$984	$257	$1,190	$(2,431)	$984

Balance Sheet as of September 30, 2016

	Parent	Subsidiary Guarantors	Subsidiary Issuer/Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated

	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$1	$—	$—	$394	$—	$395
Restricted cash	—	—	—	2	—	2
Accounts receivable, net	—	—	—	2,983	—	2,983
Intercompany receivables, current	—	1,197	231	5,283	(6,711)	—
Inventories	—	—	—	1,375	—	1,375
Other current assets	—	—	—	392	—	392
Total current assets	1	1,197	231	10,429	(6,711)	5,147
Long-term assets:
Intercompany receivables, long-term	—	1,676	1,052	1,755	(4,483)	—
Property, net	—	—	—	3,522	—	3,522
Investments in affiliates	—	—	—	104	—	104
Investments in subsidiaries	10,936	8,555	3,421	—	(22,912)	—
Intangible assets, net	—	—	—	2,905	—	2,905
Other long-term assets	—	—	10	434	—	444
Total long-term assets	10,936	10,231	4,483	8,720	(27,395)	6,975
Total assets	$10,937	$11,428	$4,714	$19,149	$(34,106)	$12,122
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$—	$—	$—	$36	$—	$36
Accounts payable	2	—	—	2,542	—	2,544
Intercompany payables, current	5,270	68	966	407	(6,711)	—
Accrued liabilities	28	—	1	1,232	—	1,261
Total current liabilities	5,300	68	967	4,217	(6,711)	3,841
Long-term liabilities:
Long-term debt	2,920	—	1,092	26	—	4,038
Intercompany payables, long-term	165	1,314	1,902	1,102	(4,483)	—
Pension benefit obligations	—	—	—	794	—	794
Other long-term liabilities	—	—	27	501	—	528
Total long-term liabilities	3,085	1,314	3,021	2,423	(4,483)	5,360
Total liabilities	8,385	1,382	3,988	6,640	(11,194)	9,201
Total Delphi shareholders’ equity	2,552	10,046	726	12,140	(22,912)	2,552
Noncontrolling interest	—	—	—	369	—	369
Total shareholders’ equity	2,552	10,046	726	12,509	(22,912)	2,921
Total liabilities and shareholders’ equity	$10,937	$11,428	$4,714	$19,149	$(34,106)	$12,122

Balance Sheet as of December 31, 2015

	Parent	Subsidiary Guarantors	Subsidiary Issuer/Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated

	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$4	$—	$—	$531	$—	$535
Restricted cash	—	—	—	1	—	1
Accounts receivable, net	—	—	—	2,750	—	2,750
Intercompany receivables, current	101	1,148	387	4,852	(6,488)	—
Inventories	—	—	—	1,181	—	1,181
Other current assets	—	—	—	431	—	431
Current assets held for sale	—	—	—	223	—	223
Total current assets	105	1,148	387	9,969	(6,488)	5,121
Long-term assets:
Intercompany receivables, long-term	—	775	1,007	1,743	(3,525)	—
Property, net	—	—	—	3,377	—	3,377
Investments in affiliates	—	—	—	94	—	94
Investments in subsidiaries	8,916	8,028	3,118	—	(20,062)	—
Intangible assets, net	—	—	—	2,922	—	2,922
Other long-term assets	—	—	12	447	—	459
Total long-term assets	8,916	8,803	4,137	8,583	(23,587)	6,852
Total assets	$9,021	$9,951	$4,524	$18,552	$(30,075)	$11,973
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$—	$—	$—	$52	$—	$52
Accounts payable	2	—	—	2,539	—	2,541
Intercompany payables, current	4,543	555	905	480	(6,483)	—
Accrued liabilities	17	—	24	1,163	—	1,204
Current liabilities held for sale	—	—	—	130	—	130
Total current liabilities	4,562	555	929	4,364	(6,483)	3,927
Long-term liabilities:
Long-term debt	2,047	—	1,883	26	—	3,956
Intercompany payables, long-term	162	1,305	1,001	1,057	(3,525)	—
Pension benefit obligations	—	—	—	854	—	854
Other long-term liabilities	—	—	27	476	—	503
Total long-term liabilities	2,209	1,305	2,911	2,413	(3,525)	5,313
Total liabilities	6,771	1,860	3,840	6,777	(10,008)	9,240
Total Delphi shareholders’ equity	2,250	8,091	684	11,292	(20,067)	2,250
Noncontrolling interest	—	—	—	483	—	483
Total shareholders’ equity	2,250	8,091	684	11,775	(20,067)	2,733
Total liabilities and shareholders’ equity	$9,021	$9,951	$4,524	$18,552	$(30,075)	$11,973

Statement of Cash Flows for the Nine Months Ended September 30, 2016

	Parent	Subsidiary Guarantors	Subsidiary Issuer/Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated

	(in millions)
Net cash (used in) provided by operating activities from continuing operations	$(81)	$33	$—	$1,306	$—	$1,258
Net cash provided by operating activities from discontinued operations	—	—	—	—	—	—
Net cash (used in) provided by operating activities	(81)	33	—	1,306	—	1,258
Cash flows from investing activities:
Capital expenditures	—	—	—	(614)	—	(614)
Proceeds from sale of property / investments	—	—	—	14	—	14
Net proceeds from divestiture of discontinued operations	—	—	—	52	—	52
Cost of business acquisitions, net of cash acquired	—	—	(15)	—	—	(15)
Cost of technology investments	—	—	(3)	—	—	(3)
Settlement of derivatives	—	—	—	(16)	—	(16)
Increase in restricted cash	—	—	—	(1)	—	(1)
Loans to affiliates	—	(887)	—	(1,194)	2,081	—
Repayments of loans from affiliates	—	—	—	353	(353)	—
Investments in subsidiaries	(854)	—	(350)	—	1,204	—
Net cash (used in) provided by investing activities from continuing operations	(854)	(887)	(368)	(1,406)	2,932	(583)
Net cash used in investing activities from discontinued operations	—	—	—	(4)	—	(4)
Net cash (used in) provided by investing activities	(854)	(887)	(368)	(1,410)	2,932	(587)
Cash flows from financing activities:
Net repayments under other short-term debt agreements	—	—	—	(14)	—	(14)
Repayment of senior notes	—	—	(862)	—	—	(862)
Proceeds from issuance of senior notes, net of issuance costs	852	—	—	—	—	852
Contingent consideration and deferred acquisition purchase price payments	—	—	—	(4)	—	(4)
Dividend payments of consolidated affiliates to minority shareholders	—	—	—	(24)	—	(24)
Proceeds from borrowings from affiliates	851	—	1,230	—	(2,081)	—
Payments on borrowings from affiliates	(353)	—	—	—	353	—
Investment from parent	350	854	—	—	(1,204)	—
Repurchase of ordinary shares	(530)	—	—	—	—	(530)
Distribution of cash dividends	(238)	—	—	—	—	(238)
Taxes withheld and paid on employees' restricted share awards	—	—	—	(40)	—	(40)
Net cash provided by (used in) financing activities	932	854	368	(82)	(2,932)	(860)
Effect of exchange rate fluctuations on cash and cash equivalents	—	—	—	5	—	5
Decrease in cash and cash equivalents	(3)	—	—	(181)	—	(184)
Cash and cash equivalents at beginning of period	4	—	—	575	—	579
Cash and cash equivalents at end of period	$1	$—	$—	$394	$—	$395
Cash and cash equivalents of discontinued operations	$—	$—	$—	$—	$—	$—
Cash and cash equivalents of continuing operations	$1	$—	$—	$394	$—	$395

Statement of Cash Flows for the Nine Months Ended September 30, 2015

	Parent	Subsidiary Guarantors	Subsidiary Issuer/Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated

	(in millions)
Net cash (used in) provided by operating activities from continuing operations	$(15)	$100	$—	$1,044	$(100)	$1,029
Net cash used in operating activities from discontinued operations	—	—	—	(21)	—	(21)
Net cash (used in) provided by operating activities	(15)	100	—	1,023	(100)	1,008
Cash flows from investing activities:
Capital expenditures	—	—	—	(539)	—	(539)
Proceeds from sale of property / investments	—	—	—	7	—	7
Net proceeds from divestiture of discontinued operations	—	—	—	730	—	730
Proceeds from business divestitures, net of $7 payment in 2015	—	—	—	18	—	18
Cost of business acquisitions, net of cash acquired	—	—	—	(15)	—	(15)
Cost of technology investments	—	—	—	(23)	—	(23)
Deposit for acquisition of HellermannTyton	—	—	—	(844)	—	(844)
Increase in restricted cash	—	—	—	(1)	—	(1)
Loans to affiliates	—	(853)	(342)	(1,237)	2,432	—
Repayments of loans from affiliates	—	—	135	—	(135)	—
Investments in subsidiaries	(753)	—	—	—	753	—
Net cash (used in) provided by investing activities from continuing operations	(753)	(853)	(207)	(1,904)	3,050	(667)
Net cash used in investing activities from discontinued operations	—	—	—	(68)	—	(68)
Net cash (used in) provided by investing activities	(753)	(853)	(207)	(1,972)	3,050	(735)
Cash flows from financing activities:
Net proceeds under other short-term debt agreements	—	—	—	399	—	399
Repayment of senior notes	—	—	(546)	—	—	(546)
Proceeds from issuance of senior notes, net of issuance costs	753	—	—	—	—	753
Dividend payments of consolidated affiliates to minority shareholders	—	—	—	(63)	—	(63)
Proceeds from borrowings from affiliates	1,332	—	853	247	(2,432)	—
Payments on borrowings from affiliates	(135)	—	—	—	135	—
Investment from parent	—	753	—	—	(753)	—
Dividends paid to affiliates	—	—	(100)	—	100	—
Repurchase of ordinary shares	(946)	—	—	—	—	(946)
Distribution of cash dividends	(216)	—	—	—	—	(216)
Taxes withheld and paid on employees' restricted share awards	—	—	—	(58)	—	(58)
Net cash provided by (used in) financing activities	788	753	207	525	(2,950)	(677)
Effect of exchange rate fluctuations on cash and cash equivalents	—	—	—	(41)	—	(41)
Increase (decrease) in cash and cash equivalents	20	—	—	(465)	—	(445)
Cash and cash equivalents at beginning of period	9	1	—	894	—	904
Cash and cash equivalents at end of period	$29	$1	$—	$429	$—	$459

Cash and cash equivalents of discontinued operations	$—	$—	$—	$25	$—	$25
Cash and cash equivalents of continuing operations	$29	$1	$—	$404	$—	$434

20. SEGMENT REPORTING
Delphi operates its core business along the following operating segments, which are grouped on the basis of similar product, market and operating factors:

•	Electrical/Electronic Architecture, which includes complete electrical architecture and component products.

•
Powertrain Systems, which includes extensive systems integration expertise in gasoline, diesel and fuel handling and full end-to-end systems including fuel and air injection, combustion, electronics controls, exhaust handling, test and validation capabilities, electric and hybrid electric vehicle power electronics, aftermarket, and original equipment service.

•
Electronics and Safety, which includes component and systems integration expertise in infotainment and connectivity, body controls and security systems, displays, mechatronics and passive and active safety electronics, as well as advanced development of software.

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
Effective July 1, 2016, Delphi reorganized its management reporting structure by moving its Power Electronics product line, which was historically included in the Electronics and Safety segment, to the Powertrain Systems segment. This reorganization was made to better align the product offerings of the Power Electronics product line with the Company's approach to managing the markets and customers served by this product line. Consistent with this change in the Company's management reporting structure and basis of financial information used by the chief operating decision maker, the prior period results of the Power Electronics product line have been reclassified from the Electronics and Safety segment to the Powertrain Systems segment for all periods presented. The reclassification had no impact on the consolidated financial statements.
Included below are sales and operating data for Delphi’s segments for the three and nine months ended September 30, 2016 and 2015.

	Electrical/ Electronic Architecture	Powertrain Systems	Electronics and Safety	Eliminations and Other (1)	Total

	(in millions)
For the Three Months Ended September 30, 2016:
Net sales	$2,287	$1,077	$763	$(36)	$4,091
Depreciation & amortization	$102	$47	$25	$—	$174
Adjusted operating income	$316	$120	$95	$—	$531
Operating income	$282	$96	$82	$—	$460
Equity income	$10	$—	$—	$—	$10
Net income attributable to noncontrolling interest	$6	$7	$—	$—	$13

	Electrical/ Electronic Architecture	Powertrain Systems	Electronics and Safety	Eliminations and Other (1)	Total

	(in millions)
For the Three Months Ended September 30, 2015:
Net sales	$1,941	$1,064	$668	$(42)	$3,631
Depreciation & amortization	$67	$48	$16	$—	$131
Adjusted operating income	$263	$115	$92	$—	$470
Operating income	$245	$92	$124	$—	$461
Equity income	$5	$—	$—	$—	$5
Net income attributable to noncontrolling interest	$8	$5	$—	$—	$13

	Electrical/ Electronic Architecture	Powertrain Systems	Electronics and Safety	Eliminations and Other (1)	Total

	(in millions)
For the Nine Months Ended September 30, 2016:
Net sales	$6,916	$3,340	$2,208	$(116)	$12,348
Depreciation & amortization	$297	$163	$66	$—	$526
Adjusted operating income	$964	$378	$275	$—	$1,617
Operating income	$863	$191	$238	$—	$1,292
Equity income	$23	$—	$—	$—	$23
Net income attributable to noncontrolling interest	$19	$22	$—	$—	$41

	Electrical/ Electronic Architecture	Powertrain Systems	Electronics and Safety	Eliminations and Other (1)	Total

	(in millions)
For the Nine Months Ended September 30, 2015:
Net sales	$6,063	$3,293	$2,058	$(128)	$11,286
Depreciation & amortization	$202	$142	$50	$—	$394
Adjusted operating income	$819	$377	$272	$—	$1,468
Operating income	$765	$335	$288	$—	$1,388
Equity income	$10	$—	$—	$—	$10
Net income attributable to noncontrolling interest	$25	$23	$—	$—	$48

(1)	Eliminations and Other includes the elimination of inter-segment transactions.

The reconciliation of Adjusted Operating Income to Operating Income includes, as applicable, restructuring, other acquisition and portfolio project costs (which includes costs incurred to integrate acquired businesses and to plan and execute product portfolio transformation actions, including business and product acquisitions and divestitures), asset impairments and gains (losses) on business divestitures. The reconciliations of Adjusted Operating Income to net income attributable to Delphi for the three and nine months ended September 30, 2016 and 2015 are as follows:

	Electrical/ Electronic Architecture	Powertrain Systems	Electronics and Safety	Eliminations and Other	Total

	(in millions)
For the Three Months Ended September 30, 2016:
Adjusted operating income	$316	$120	$95	$—	$531
Restructuring	(30)	(22)	(11)	—	(63)
Other acquisition and portfolio project costs	(4)	(2)	(1)	—	(7)
Asset impairments	—	—	(1)	—	(1)
Operating income	$282	$96	$82	$—	460
Interest expense					(41)
Other income (expense), net					(66)
Income from continuing operations before income taxes and equity income					353
Income tax expense					(57)
Equity income, net of tax					10
Income from continuing operations					306
Income from discontinued operations, net of tax					—
Net income					306
Net income attributable to noncontrolling interest					13
Net income attributable to Delphi					$293

	Electrical/ Electronic Architecture	Powertrain Systems	Electronics and Safety	Eliminations and Other	Total

	(in millions)
For the Three Months Ended September 30, 2015:
Adjusted operating income	$263	$115	$92	$—	$470
Restructuring	(13)	(19)	(4)	—	(36)
Other acquisition and portfolio project costs	(5)	(4)	(3)	—	(12)
Gain (loss) on business divestitures, net	—	—	39	—	39
Operating income	$245	$92	$124	$—	461
Interest expense					(30)
Other income (expense), net					(11)
Income from continuing operations before income taxes and equity income					420
Income tax expense					(61)
Equity income, net of tax					5
Income from continuing operations					364
Income from discontinued operations, net of tax					54
Net income					418
Net income attributable to noncontrolling interest					14
Net income attributable to Delphi					$404

	Electrical/ Electronic Architecture	Powertrain Systems	Electronics and Safety	Eliminations and Other	Total

	(in millions)
For the Nine Months Ended September 30, 2016:
Adjusted operating income	$964	$378	$275	$—	$1,617
Restructuring	(65)	(157)	(30)	—	(252)
Other acquisition and portfolio project costs	(36)	(8)	(6)	—	(50)
Asset impairments	—	(22)	(1)	—	(23)
Operating income	$863	$191	$238	$—	1,292
Interest expense					(123)
Other income (expense), net					(64)
Income from continuing operations before income taxes and equity income					1,105
Income tax expense					(216)
Equity income, net of tax					23
Income from continuing operations					912
Income from discontinued operations, net of tax					108
Net income					1,020
Net income attributable to noncontrolling interest					44
Net income attributable to Delphi					$976

	Electrical/ Electronic Architecture	Powertrain Systems	Electronics and Safety	Eliminations and Other	Total

	(in millions)
For the Nine Months Ended September 30, 2015:
Adjusted operating income	$819	$377	$272	$—	$1,468
Restructuring	(22)	(33)	(14)	—	(69)
Other acquisition and portfolio project costs	(15)	(9)	(6)	—	(30)
Asset impairments	(3)	—	(3)	—	(6)
Gain (loss) on business divestitures, net	(14)	—	39	—	25
Operating income	$765	$335	$288	$—	1,388
Interest expense					(92)
Other income (expense), net					(67)
Income from continuing operations before income taxes and equity income					1,229
Income tax expense					(202)
Equity income, net of tax					10
Income from continuing operations					1,037
Income from discontinued operations, net of tax					277
Net income					1,314
Net income attributable to noncontrolling interest					56
Net income attributable to Delphi					$1,258

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
On June 30, 2015 the Company closed the sale of its wholly owned Thermal Systems business to MAHLE GmbH ("MAHLE"). The Company received cash proceeds of approximately $670 million and recognized a gain on the divestiture within income from discontinued operations of $271 million (approximately $0.95 per diluted share), net of tax expense of $52 million, transaction costs of $10 million and $18 million of pre-tax post-closing adjustments recorded in the fourth quarter of 2015 primarily related to settlement of working capital items and contingent liabilities. Additional post-closing adjustments of $3 million, primarily related to the settlement of contingent liabilities, were recorded as a reduction to the gain on the divestiture during the nine months ended September 30, 2016. In conjunction with the sale, Delphi and MAHLE also entered into a transition services agreement under which Delphi is providing certain administrative and other services, as well as a supply agreement under which Delphi is supplying certain products, primarily for a period of up to eighteen months following the closing of the transaction. Delphi recorded $2 million and $7 million to other income (expense), net during the three and nine months ended September 30, 2016, respectively, for certain fees earned pursuant to the transition services agreement. Delphi recorded $4 million to other income (expense), net during the three and nine months ended September 30, 2015 for certain fees earned pursuant to the transition services agreement.
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
On March 31, 2016, the Company closed the sale of its 50 percent interest in its Shanghai Delphi Automotive Air Conditioning ("SDAAC") joint venture to one of the Company's joint venture partners, Shanghai Aerospace Automobile Electromechanical Co., Ltd ("SAAE"). The Company received cash proceeds of $62 million, net of tax, transaction costs and $29 million of cash divested, and recognized a gain on the divestiture of $104 million (approximately $0.38 per diluted share), net of tax expense of $10 million and transaction costs, within income from discontinued operations during the nine months ended September 30, 2016. The financial results of SDAAC, which were consolidated by Delphi, were historically reported as part of the Thermal Systems segment.
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

In the first quarter of 2015, the Company determined that the assets and liabilities of the Thermal Systems segment met the held for sale criteria in accordance with FASB ASC 205, Presentation of Financial Statements. Accordingly, the held for sale Thermal Systems assets and liabilities were reclassified in the consolidated balance sheet to assets held for sale or liabilities held for sale, respectively, as the sale of such assets and liabilities was expected within one year. The Company ceased recording depreciation of the held for sale Thermal Systems assets in the first quarter of 2015. As described above, Delphi completed the divestitures of the wholly owned Thermal Systems business on June 30, 2015, of its 50 percent interest in KDAC on September 24, 2015 and of its 50 percent interest in SDAAC on March 31, 2016. As a result of the completion of the divestitures, there are no assets or liabilities held for sale as of September 30, 2016. The following table summarizes the carrying value of the major classes of assets and liabilities of discontinued operations as of December 31, 2015:

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

A reconciliation of the major classes of line items constituting pre-tax profit or loss of discontinued operations to income from discontinued operations, net of tax as presented in the consolidated statements of operations is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

	(in millions)
Net sales	$—	$66	$78	$821
Cost of sales	—	60	67	748
Selling, general and administrative	—	3	4	25
Amortization	—	—	—	1
Restructuring	—	—	—	2
Income from discontinued operations before income taxes and equity income	—	3	7	45
Income tax benefit (expense) on discontinued operations	—	5	—	(11)
Equity loss from discontinued operations, net of tax	—	(1)	—	(1)
Gain on divestiture of discontinued operations, net of tax	—	47	104	332
Adjustment to prior period gain on divestiture, net of tax	—	—	(3)	—
Impairment loss	—	—	—	(88)
Income from discontinued operations, net of tax	—	54	108	277
Income from discontinued operations attributable to noncontrolling interests	—	1	3	8
Net income from discontinued operations attributable to Delphi	$—	$53	$105	$269
Income from discontinued operations before income taxes attributable to Delphi was $0 million and $48 million for the three months ended September 30, 2016 and 2015, respectively. Income from discontinued operations before income taxes attributable to Delphi was $115 million and $279 million for the nine months ended September 30, 2016 and 2015, respectively, which includes $0 million and $1 million, respectively, of income tax expense attributable to noncontrolling interests.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
This Quarterly Report on Form 10-Q, including the exhibits being filed as part of this report, as well as other statements made by Delphi Automotive PLC (“Delphi,” the “Company,” “we,” “us” and “our”), contain forward-looking statements that reflect, when made, the Company’s current views with respect to current events and financial performance. Such forward-looking statements are subject to many risks, uncertainties and factors relating to the Company’s operations and business environment, which may cause the actual results of the Company to be materially different from any future results, express or implied, by such forward-looking statements. All statements that address future operating, financial or business performance or the Company’s strategies or expectations are forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “will,” “should,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “projects,” “potential,” “outlook” or “continue,” and other comparable terminology. Factors that could cause actual results to differ materially from these forward-looking statements include, but are not limited to, the following: global and regional economic conditions, including conditions affecting the credit market and resulting from the United Kingdom referendum held on June 23, 2016 in which voters approved an exit from the European Union, commonly referred to as "Brexit"; fluctuations in interest rates and foreign currency exchange rates; the cyclical nature of automotive sales and production; the potential disruptions in the supply of and changes in the competitive environment for raw material integral to the Company’s products; the Company’s ability to maintain contracts that are critical to its operations; the ability of the Company to integrate and realize the benefits of recent acquisitions; the ability of the Company to attract, motivate and/or retain key executives; the ability of the Company to avoid or continue to operate during a strike, or partial work stoppage or slow down by any of its unionized employees or those of its principal customers; and the ability of the Company to attract and retain customers. Additional factors are discussed under the captions “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s filings with the Securities and Exchange Commission, including those set forth in the Company's Annual Report on Form 10-K for fiscal year ended December 31, 2015 and within the Quarterly Report on Form 10-Q for the quarter ended June 30, 2016. New risks and uncertainties arise from time to time, and it is impossible for us to predict these events or how they may affect the Company. It should be remembered that the price of the ordinary shares and any income from them can go down as well as up. Delphi disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events and/or otherwise, except as may be required by law.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following management’s discussion and analysis of financial condition and results of operations (“MD&A”) is intended to help you understand the business operations and financial condition of the Company for the three and nine months ended September 30, 2016. This discussion should be read in conjunction with Item 1. Financial Statements. Our MD&A is presented in eight sections:

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
As described in Note 21. Discontinued Operations, in the first quarter of 2016 we completed the final step of our strategy to divest our former Thermal Systems business through the sale of our ownership interest in the Shanghai Delphi Automotive Air Conditioning ("SDAAC") joint venture for net cash proceeds of $62 million. Previously, on June 30, 2015 we completed the sale of the Company's wholly owned Thermal Systems business to MAHLE GmbH ("MAHLE") for net cash proceeds of approximately $660 million, and on September 24, 2015 we completed the sale of our interest in the Korea Delphi Automotive Systems Corporation ("KDAC") joint venture to a separate buyer for net cash proceeds of $70 million. The SDAAC and KDAC joint ventures were previously reported within the Thermal Systems segment. The divestiture of the Thermal Systems business positions us with a strategically focused product portfolio in high-growth spaces to meet consumer preferences for products that address the industry mega-trends of Safe, Green and Connected. Proceeds from the sale were used to fund growth initiatives, including acquisitions, as well as share repurchases. As the disposal of the Thermal Systems business represents a strategic shift that will have a major effect on the Company's operations and financial results, the assets and liabilities, operating results, and operating and investing cash flows for the previously reported Thermal Systems segment are presented as discontinued operations separate from the Company’s continuing operations for all periods presented. This Management’s Discussion and Analysis reflects the results of continuing operations, unless otherwise noted.
Our total net sales during the three and nine months ended September 30, 2016 were $4.1 billion and $12.3 billion, an increase of 13% and 9% compared to the same periods of 2015, respectively. The increase in our total net sales is primarily attributable to continued increased volumes in the North America, Europe and Asia Pacific regions, as well as incremental sales as a result of our acquisition of HellermannTyton Group PLC (“HellermannTyton”) in December 2015. Partially offsetting these increased volumes were reduced sales in our smallest region, South America, due to continuing economic weakness resulting in continued reductions in OEM production schedules in the region. Our overall lean cost structure enabled us to maintain gross margins of over 20% in the three months ended September 30, 2016.
We are focused on maintaining a low fixed cost structure that we believe provides us flexibility to remain profitable throughout the traditional vehicle industry production cycle, including during periods of reduced industry volumes. Accordingly, we will continue to adjust our cost structure and optimize our manufacturing footprint in response to changes in the global and regional automotive markets. As we operate in a cyclical industry that is impacted by movements in the global and regional economies, we continually evaluate opportunities to further adjust our cost structure, as evidenced by the restructuring programs we have implemented in order to continue the rotation of our manufacturing footprint to low cost locations and to reduce global overhead costs, as described in Note 7. Restructuring. We believe our strong balance sheet coupled with our flexible cost structure will position us to capitalize on improvements in OEM production volumes.
Trends, Uncertainties and Opportunities
Rate of economic recovery. Our business is directly related to automotive sales and automotive vehicle production by our customers. Automotive sales depend on a number of factors, including global and regional economic conditions. Although global automotive vehicle production increased 2% from 2014 to 2015 and is expected to increase by an additional 3% in 2016, the economic recovery has remained uneven from a regional perspective. Vehicle production increased by 4% in both North America and Europe as consumer demand for vehicles increased as a result of these economies strengthening in 2015. Both the North American and European economies are expected to continue to experience moderate improvement, resulting in vehicle production growth of 3% in North America and 3% in Europe in 2016 as compared to 2015. Automotive production in China increased by 4% in 2015 as compared to 2014, and is expected to increase by an additional 6% in 2016, benefiting in part from a consumer vehicle tax reduction program scheduled to expire in December 2016. Additionally, vehicle production in South America, our smallest region, decreased by 19% in 2015 as compared to 2014, and is expected to decrease by an additional 12% in 2016.
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
There have been periods of increased market volatility and currency exchange rate fluctuations, both globally and most specifically within the United Kingdom ("U.K.") and Europe, as a result of the U.K. referendum held on June 23, 2016 in which voters approved an exit from the European Union ("E.U."), commonly referred to as "Brexit." As a result of the referendum, the British government will begin negotiating the terms of the U.K.’s future relationship with the E.U. including, among other matters, the terms of trade between the U.K. and the E.U. Brexit could adversely affect European and worldwide economic and market conditions and could contribute to instability in global financial and foreign exchange markets, including increased volatility in interest rates and foreign exchange rates. Although we are actively monitoring the ongoing potential impacts of Brexit and will seek to minimize its impact on our business, any of these effects of Brexit, among others, could adversely affect our business, business opportunities, results of operations, financial condition and cash flows. Approximately 5% of our annual net sales are generated in the U.K., with less than 3% denominated in British pounds.
Emerging markets growth. There have been periods of increased market volatility and moderations in the level of economic growth in China, which resulted in periods of lower automotive production growth rates in China than those previously experienced. Despite these recent moderations in the level of economic growth in China, rising income levels in China and other emerging markets have resulted and are expected to result in stronger growth rates in these markets over the long term. Our strong global presence, and presence in these markets, has positioned us to experience above-market growth rates over the long term. We continue to expand our established presence in emerging markets, positioning us to benefit from the expected long term growth opportunities in these regions. We are capitalizing on our long-standing relationships with the global OEMs and further enhancing our positions with the emerging market OEMs to continue expanding our worldwide leadership. We continue to build upon our extensive geographic reach to capitalize on fast-growing automotive markets. We believe that our presence in low cost countries positions us to realize incremental margin improvements as the global balance of automotive production shifts towards the emerging markets.
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
Market driven products. Our product offerings satisfy the OEMs’ needs to meet increasingly stringent government regulations and meet consumer preferences for products that address the mega-trends of Safe, Green and Connected, leading to increased content per vehicle, greater profitability and higher margins. With these offerings, we believe we are well-positioned to benefit from the growing demand for vehicle content related to safety, fuel efficiency, emissions control, electrification, high speed data, connectivity to the global information network and automated driving technologies. Our Electrical/Electronic Architecture and Electronics and Safety segments are benefiting from the substantial increase in vehicle content and electrification requiring a complex and reliable electrical architecture and systems to operate, such as automated advanced driver assistance technologies, electrical vehicle monitoring, active safety systems, lane departure warning systems, integrated vehicle cockpit displays, navigation systems and technologies that enable connected infotainment in vehicles. Our ability to design a reliable electrical architecture that optimizes power distribution and/or consumption is key to satisfying the OEMs’ needs to reduce emissions while continuing to meet consumer demand for increased vehicle content and technology. Additionally, our Powertrain Systems segment is also focused on addressing the demand for increased fuel efficiency and emission control through products such as gasoline direct injection (GDi) fuel systems.
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
Engineering, design & development. Our history and culture of innovation have enabled us to develop significant intellectual property and design and development expertise to provide advanced technology solutions that meet the demands of our customers. We have a team of more than 20,000 scientists, engineers and technicians focused on developing leading product solutions for our key markets, located at 14 major technical centers in Brazil, China, France, Germany, India, Luxembourg, Mexico, Poland, South Korea, the United Kingdom and the United States. We invest approximately $1.5 billion (which includes approximately $300 million co-investment by customers and government agencies) annually in research and development, including engineering, to maintain our portfolio of innovative products, and owned/held approximately 8,500 patents and protective rights as of December 31, 2015. We also encourage “open innovation” and collaborate extensively with peers in the industry, government agencies and academic institutions. For example, in 2016 we entered into a collaborative arrangement with Mobileye N.V. to jointly develop a complete turn-key fully autonomous driving platform for our OEM customers, with the goal of being production ready for 2019. Our technology competencies are recognized by both customers and government agencies, who have co-invested approximately $300 million annually in new product development, accelerating the pace of innovation and reducing the risk associated with successful commercialization of technological breakthroughs.
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
We are focused on maintaining a low fixed cost structure that provides us flexibility to remain profitable at all points of the traditional vehicle industry production cycle. As a result, approximately 94% of our hourly workforce is located in low cost countries. Furthermore, we have substantial operational flexibility by leveraging a large workforce of temporary workers, which represented approximately 17% of the hourly workforce as of September 30, 2016. However, we will continue to adjust our cost structure and optimize our manufacturing footprint in response to changes in the global and regional automotive markets and in order to increase investment in advanced technologies and engineering, as evidenced by our on-going restructuring programs focused on the continued rotation of our manufacturing footprint to low cost locations in Europe and on reducing global overhead costs. As we continue to operate in a cyclical industry that is impacted by movements in the global and regional economies, we continually evaluate opportunities to further refine our cost structure.
We have a strong balance sheet with gross debt of approximately $4.1 billion and substantial available liquidity of approximately $2.8 billion of cash and cash equivalents and available financing under our Revolving Credit Facility and committed European accounts receivable factoring facility as of September 30, 2016, and no significant U.S. defined benefit or workforce postretirement health care benefits and employer-paid postretirement basic life insurance benefits (“OPEB”) liabilities. We intend to maintain strong financial discipline targeting industry-leading earnings growth, cash flow generation and return on invested capital and to maintain sufficient liquidity to sustain our financial flexibility throughout the industry cycle.
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
In September 2016, General Motors Company ("GM"), our largest customer, initiated a recall of approximately 3.64 million vehicles in the United States to enhance the airbag deployment system. Delphi supplied sensors and related control modules for the airbags in the affected vehicles in compliance with GM's product specifications and validation criteria. We are fully cooperating with GM's implementation efforts surrounding its recall and, although we can provide no assurances, we do not expect that the cost, if any, of this recall would be material to our financial position, results of operations or cash flows. Additionally, in 2015, our second-largest customer, Volkswagen Group (“VW”), initiated a process to recall certain diesel vehicles that were found to violate vehicle emissions standards. Although we supplied engine controllers for a limited number of affected vehicles manufactured and sold outside of North America, we do not currently expect any adverse impacts directly resulting from this matter. However, we are dependent on the continued growth, viability and financial stability of our customers. Although we engage in extensive product quality programs and processes, and have not experienced any significant impacts to date as a result of the recalls that have been initiated, it is possible that we may be adversely affected in the future if the pace of these recalls continues.
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
Evolution of the automotive industry. The automotive industry is increasingly evolving towards the implementation of high-technology, software-dependent components and solutions. In particular, the industry is focused on the development of advanced driver assistance technologies, with the goal of developing and introducing a commercially-viable, fully automated driving experience. We expect automated driving technologies will provide strong societal benefit as well as the opportunity for long term growth for our product offerings in this space. We are continuing to invest in the automated driving space, and have continued to develop market-leading automated driving platform solutions such as automated driving software, key active safety sensing technologies and our Multi-Domain Controller, which fuses information from sensing systems as well as mapping and navigation data to make driving decisions. We have also entered into a collaborative arrangement with Mobileye N.V. to jointly develop a complete turn-key fully autonomous driving platform for our OEM customers, with the goal of being production ready for 2019. There has also been increasing societal demand for mobility on demand ("MoD") services, such as car- and ride-sharing, and an increasing number of traditional automotive companies have made investments in the MoD space. We believe the increasing societal demand for MoD services will accelerate the development of autonomous driving technologies, strongly benefiting the MoD space. We recently entered into an agreement to develop fully-autonomous vehicles as part of an automated MoD pilot for the government of Singapore. As a result of our substantial investments and strategic partnerships, we believe we are well-aligned with industry technology trends that will result in sustainable future growth in these evolving areas.
However, there are many risks associated with these evolving areas, including the high development costs of active safety and autonomous driving technologies, the uncertain timing of customer and consumer adoption of these technologies, increased competition from entrants outside the traditional automotive industry and new and emerging regulations, such as the recently introduced autonomous vehicle guidelines published by the U.S. Department of Transportation. While we believe we are well-positioned in these markets, the high development cost of active safety and autonomous driving technologies may result in a higher risk of exposure to the success of new or disruptive technologies different than those being developed by us.

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

Three and Nine Months Ended September 30, 2016 versus Three and Nine Months Ended September 30, 2015
The results of operations for the three and nine months ended September 30, 2016 and 2015 were as follows:

	Three Months Ended September 30,					Nine Months Ended September 30,
	2016		2015		Favorable/(unfavorable)	2016		2015		Favorable/(unfavorable)

	(dollars in millions)
Net sales	$4,091		$3,631		$460	$12,348		$11,286		$1,062
Cost of sales	3,256		2,862		(394)	9,869		8,994		(875)
Gross margin	835	20.4%	769	21.2%	66	2,479	20.1%	2,292	20.3%	187
Selling, general and administrative	278		249		(29)	834		765		(69)
Amortization	34		23		(11)	101		70		(31)
Restructuring	63		36		(27)	252		69		(183)
Operating income	460		461		(1)	1,292		1,388		(96)
Interest expense	(41)		(30)		(11)	(123)		(92)		(31)
Other expense, net	(66)		(11)		(55)	(64)		(67)		3
Income from continuing operations before income taxes and equity income	353		420		(67)	1,105		1,229		(124)
Income tax expense	(57)		(61)		4	(216)		(202)		(14)
Income from continuing operations before equity income	296		359		(63)	889		1,027		(138)
Equity income, net of tax	10		5		5	23		10		13
Income from continuing operations	306		364		(58)	912		1,037		(125)
Income from discontinued operations, net of tax	—		54		(54)	108		277		(169)
Net income	306		418		(112)	1,020		1,314		(294)
Net income attributable to noncontrolling interest	13		14		(1)	44		56		(12)
Net income attributable to Delphi	$293		$404		$(111)	$976		$1,258		$(282)

Total Net Sales
Below is a summary of our total net sales for the three months ended September 30, 2016 versus September 30, 2015.

	Three Months Ended September 30,			Variance Due To:
	2016	2015	Favorable/(unfavorable)	Volume, net of contractual price reductions	FX	Commodity pass-through	Other	Total

	(in millions)			(in millions)
Total net sales	$4,091	$3,631	$460	$363	$(52)	$(38)	$187	$460
Total net sales for the three months ended September 30, 2016 increased 13% compared to the three months ended September 30, 2015. We experienced volume growth of 12% for the period as a result of increased sales in North America, Europe and Asia Pacific, which was partially offset by unfavorable currency impacts, primarily related to the Chinese Yuan Renminbi, and contractual price reductions. Net sales also increased by a net $187 million as a result of acquisitions and divestitures, reflected in Other above, primarily resulting from the net sales of HellermannTyton for the three months ended September 30, 2016, partially offset by a reduction in sales resulting from the divestiture of our Reception Systems business in the third quarter of 2015. Refer to Note 17. Acquisitions and Divestitures to the consolidated financial statements for additional information regarding acquisitions and divestitures.
Below is a summary of our total net sales for the nine months ended September 30, 2016 versus September 30, 2015.

	Nine Months Ended September 30,			Variance Due To:
	2016	2015	Favorable/(unfavorable)	Volume, net of contractual price reductions	FX	Commodity pass-through	Other	Total

	(in millions)			(in millions)
Total net sales	$12,348	$11,286	$1,062	$856	$(206)	$(108)	$520	$1,062
Total net sales for the nine months ended September 30, 2016 increased 9% compared to the nine months ended September 30, 2015. We experienced volume growth of 9% for the period as a result of increased sales in North America, Europe and Asia Pacific, which was offset by unfavorable currency impacts, primarily related to the Chinese Yuan Renminbi, and contractual price reductions. Net sales also increased by a net $520 million as a result of acquisitions and divestitures, reflected in Other above, primarily resulting from the net sales of HellermannTyton for the nine months ended September 30, 2016, partially offset by a reduction in sales resulting from the divestiture of our Reception Systems business in the third quarter of 2015. Refer to Note 17. Acquisitions and Divestitures to the consolidated financial statements for additional information regarding acquisitions and divestitures.
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
Cost of sales increased $394 million for the three months ended September 30, 2016 compared to the three months ended September 30, 2015, as summarized below. The Company's material cost of sales was approximately 50% of net sales in both the three months ended September 30, 2016 and September 30, 2015.

	Three Months Ended September 30,			Variance Due To:
	2016	2015	Favorable/(unfavorable)	Volume (a)	FX	Operational performance	Other	Total

	(dollars in millions)			(in millions)
Cost of sales	$3,256	$2,862	$(394)	$(345)	$36	$55	$(140)	$(394)
Gross margin	$835	$769	$66	$18	$(16)	$55	$9	$66
Percentage of net sales	20.4%	21.2%

(a)	Presented net of contractual price reductions for gross margin variance.
The increase in cost of sales reflects increased volumes, partially offset by improved operational performance and the impacts from currency exchange for the three month period. The increase in cost of sales is also attributable to the following items in Other above:

•	Net increased costs of $109 million resulting from the operations of the businesses acquired and divested, primarily HellermannTyton, as further described in Note 17. Acquisitions and Divestitures and

•
The absence of the $39 million gain on the divestiture of the Reception Systems business recorded during the three months ended September 30, 2015, as further described in Note 17. Acquisitions and Divestitures.

Cost of sales increased $875 million for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015, as summarized below. The Company's material cost of sales was approximately 50% of net sales in both the nine months ended September 30, 2016 and September 30, 2015.

	Nine Months Ended September 30,			Variance Due To:
	2016	2015	Favorable/(unfavorable)	Volume (a)	FX	Operational performance	Other	Total

	(dollars in millions)			(in millions)
Cost of sales	$9,869	$8,994	$(875)	$(869)	$177	$149	$(332)	$(875)
Gross margin	$2,479	$2,292	$187	$(13)	$(29)	$149	$80	$187
Percentage of net sales	20.1%	20.3%

(a)	Presented net of contractual price reductions for gross margin variance.

The increase in cost of sales reflects increased volumes, partially offset by improved operational performance and the impacts from currency exchange for the nine month period. The increase in cost of sales is also attributable to the following items in Other above:

•	Net increased costs of $317 million resulting from the operations of the businesses acquired and divested, primarily HellermannTyton, as further described in Note 17. Acquisitions and Divestitures and

•
The absence of the $39 million gain on the divestiture of the Reception Systems business recorded during the nine months ended September 30, 2015, as further described in Note 17. Acquisitions and Divestitures.

Selling, General and Administrative Expense

	Three Months Ended September 30,
	2016	2015	Favorable/ (unfavorable)

	(dollars in millions)
Selling, general and administrative expense	$278	$249	$(29)
Percentage of net sales	6.8%	6.9%

	Nine Months Ended September 30,
	2016	2015	Favorable/ (unfavorable)

	(dollars in millions)
Selling, general and administrative expense	$834	$765	$(69)
Percentage of net sales	6.8%	6.8%
Selling, general and administrative expense ("SG&A") includes administrative expenses, information technology costs and incentive compensation related costs. The increase for the three and nine months ended September 30, 2016 as compared to 2015 is primarily due to the acquisition of HellermannTyton in December 2015. As a percentage of net sales, SG&A expense was consistent for the three and nine months ended September 30, 2016 as compared to the three and nine months ended September 30, 2015.
Amortization

	Three Months Ended September 30,
	2016	2015	Favorable/ (unfavorable)

	(in millions)
Amortization	$34	$23	$(11)

	Nine Months Ended September 30,
	2016	2015	Favorable/ (unfavorable)

	(in millions)
Amortization	$101	$70	$(31)
Amortization expense reflects the non-cash charge related to definite-lived intangible assets. The increase in amortization during the three and nine months ended September 30, 2016 compared to 2015 resulted primarily from the acquisition of HellermannTyton in December 2015. In 2016, we expect to incur incremental, non-cash amortization charges of approximately $40 million as a result of the acquisition of HellermannTyton.

Restructuring

	Three Months Ended September 30,
	2016	2015	Favorable/ (unfavorable)

	(dollars in millions)
Restructuring	$63	$36	$(27)
Percentage of net sales	1.5%	1.0%

	Nine Months Ended September 30,
	2016	2015	Favorable/ (unfavorable)

	(dollars in millions)
Restructuring	$252	$69	$(183)
Percentage of net sales	2.0%	0.6%
The increase in restructuring expense recorded during the three and nine months ended September 30, 2016 as compared to the three and nine months ended September 30, 2015 is primarily attributable to charges recorded in 2016 as a result of our restructuring programs focused on the continued rotation of our manufacturing footprint to low cost locations in Europe, which include workforce reductions as well as plant closures, as well as programs implemented to reduce global overhead costs. These charges include $50 million for programs implemented to reduce global overhead costs during the three and nine months ended September 30, 2016, as well as $90 million during the nine months ended September 30, 2016 related to the initiation of the closure of a European manufacturing site within the Powertrain Systems segment.
Restructuring expenses incurred in the three and nine months ended September 30, 2015 were primarily related to on-going restructuring programs that were focused on aligning manufacturing capacity with automotive production levels in Europe and South America, and the rotation of our manufacturing footprint to low cost locations within these regions.
We expect to continue to incur additional restructuring expense in 2016, primarily related to the continued rotation of our manufacturing footprint to low cost locations in Europe and related to programs focused on reducing global overhead costs. Additionally, as we continue to operate in a cyclical industry that is impacted by movements in the global and regional economies, we continually evaluate opportunities to further adjust our cost structure and optimize our manufacturing footprint. We plan to implement additional restructuring activities in the future, if necessary, in order to align manufacturing capacity and other costs with prevailing regional automotive production levels and locations, to improve the efficiency and utilization of other locations and in order to increase investment in advanced technologies and engineering. Such future restructuring actions are dependent on market conditions, customer actions and other factors.
Refer to Note 7. Restructuring to the consolidated financial statements for additional information.

Interest Expense

	Three Months Ended September 30,
	2016	2015	Favorable/ (unfavorable)

	(in millions)
Interest expense	$41	$30	$(11)

	Nine Months Ended September 30,
	2016	2015	Favorable/ (unfavorable)

	(in millions)
Interest expense	$123	$92	$(31)
The increase in interest expense primarily reflects the issuance of $650 million of 3.15% senior unsecured notes and $650 million of 4.25% senior unsecured notes in the fourth quarter of 2015, which issuances were conducted principally to finance a portion of the cost to acquire HellermannTyton. In September 2016, Delphi issued €500 million of 1.60% Euro-denominated senior unsecured notes and $300 million of 4.40% senior unsecured notes, the combined net proceeds from which were used to redeem the $800 million 5.00% 2013 Senior Notes.
Refer to Note 8. Debt to the consolidated financial statements for additional information.

Other Income, Net

	Three Months Ended September 30,
	2016	2015	Favorable/ (unfavorable)

	(in millions)
Other expense, net	$(66)	$(11)	$(55)

	Nine Months Ended September 30,
	2016	2015	Favorable/ (unfavorable)

	(in millions)
Other expense, net	$(64)	$(67)	$3
The increase in other expense, net for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015 is primarily the result of Delphi redeeming the 2013 Senior Notes during the three months ended September 30, 2016, which resulted in a loss on extinguishment of debt of $70 million. During the nine months ended September 30, 2015, Delphi redeemed the 6.125% Senior Notes, which resulted in a loss on extinguishment of debt of $52 million. Refer to Note 16. Other income, net and Note 8. Debt to the consolidated financial statements included herein for additional information. Also, as further discussed in Note 14. Derivatives and Hedging Activities, during the three and nine months ended September 30, 2015, the Company recorded a loss of $11 million on option contracts entered into in order to hedge portions of the currency risk associated with the cash payment for the acquisition of HellermannTyton.

Income Taxes

	Three Months Ended September 30,
	2016	2015	Favorable/ (unfavorable)

	(in millions)
Income tax expense	$57	$61	$4

	Nine Months Ended September 30,
	2016	2015	Favorable/ (unfavorable)

	(in millions)
Income tax expense	$216	$202	$(14)
The Company’s effective tax rate from continuing operations was impacted by unfavorable geographic income mix in 2016 as compared to 2015, primarily due to changes in the underlying operations of the business and losses recorded in foreign jurisdictions for which no tax benefit can be recognized due to a valuation allowance. A significant portion of the unbenefited losses incurred during the nine months ended September 30, 2016 resulted from restructuring charges recorded related to the initiation of a plant closure of a European manufacturing site within the Powertrain Systems segment in the second quarter of 2016, as more fully described in Note 7. Restructuring to the consolidated financial statements. Additionally, the Company's effective tax rate was impacted by the expiration of tax incentives for certain Chinese subsidiaries related to Hi-Tech Enterprise ("HNTE") status in 2016, which previously made these subsidiaries eligible for a reduced corporate income tax rate. Applications for new 6-year HNTE grants are not permitted prior to the expiration of the prior grants, and Delphi has made timely submissions pursuant to local requirements. Approval of the applications has historically been obtained in the year of application, at which point these entities would be entitled to use the reduced HNTE income tax rate retroactive to the expiration date of the prior grants. The income tax accounting effect, including the retroactive effect, of a change in tax status is accounted for on the date of approval. Until such time, the income of these subsidiaries is subject to the statutory Chinese corporate income tax rate. The Company’s effective tax rate was also impacted by the tax (benefit) expense associated with unusual or infrequent items for the respective interim periods as illustrated in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

	(in millions)
Tax credits (1)	$5	$(5)	$5	$(5)
Withholding taxes	(2)	(1)	(6)	(2)
Other change in tax reserves	1	(1)	1	3
Change in tax law (2)	6	—	6	—
Other adjustments (3)	(14)	3	(9)	4
Income tax (benefit) expense associated with unusual or infrequent items	$(4)	$(4)	$(3)	$—

(1)	For the three and nine months ended September 30, 2016 and September 30, 2015, the tax expense and benefit, respectively, primarily relate to provision to return adjustments.

(2)
For the three and nine months ended September 30, 2016, the tax expense primarily relates to the enactment of the U.K. Finance Act 2016 on September 15, 2016, which provides for a reduction of the U.K. corporate income tax rate from 18% to 17% effective April 1, 2020. The income tax accounting effect, including any retroactive effect, of a tax law change is accounted for in the period of enactment, which in this case was the third quarter of 2016. As a result, the effective tax rate was impacted by an increased tax expense of approximately $6 million for the three and nine months ended September 30, 2016 due to the resultant impact on the net deferred tax asset balances.

(3)	For the three and nine months ended September 30, 2016 and September 30, 2015, the tax benefit and expense, respectively, primarily relate to provision to return adjustments and audit settlements.

Equity Income

	Three Months Ended September 30,
	2016	2015	Favorable/ (unfavorable)

	(in millions)
Equity income, net of tax	$10	$5	$5

	Nine Months Ended September 30,
	2016	2015	Favorable/ (unfavorable)

	(in millions)
Equity income, net of tax	$23	$10	$13
Equity income, net of tax reflects Delphi’s interest in the results of ongoing operations of entities accounted for as equity-method investments. Equity income increased for the three and nine months ended September 30, 2016 as compared to the three and nine months ended September 30, 2015 primarily due to improved performance of our North American joint ventures as compared to the prior period.

Income from Discontinued Operations

	Three Months Ended September 30,
	2016	2015	Favorable/ (unfavorable)

	(in millions)
Income from discontinued operations, net of tax	$—	$54	$(54)

	Nine Months Ended September 30,
	2016	2015	Favorable/ (unfavorable)

	(in millions)
Income from discontinued operations, net of tax	$108	$277	$(169)
Income from discontinued operations, net of tax reflects the results of the Company's previously reported Thermal Systems segment, which has been reclassified to discontinued operations as a result of the divestiture of this business. As further described in Note 21. Discontinued Operations, Delphi completed the divestitures of the wholly owned Thermal Systems business on June 30, 2015, of its 50 percent interest in KDAC on September 24, 2015 and of its 50 percent interest in SDAAC on March 31, 2016. No amounts were recorded to discontinued operations for the three months ended September 30, 2016. Income from discontinued operations, net of tax for the three months ended September 30, 2015 was primarily attributable to the recognition of an after-tax gain of $47 million from the sale of the Company's interest in its KDAC joint venture.
Income from discontinued operations, net of tax decreased during the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015. Income from discontinued operations, net of tax for the nine months ended September 30, 2016 was primarily attributable to the after-tax gain of $104 million recognized from the sale of the Company's interest in its SDAAC joint venture on March 31, 2016. Income from discontinued operations, net of tax for the nine months ended September 30, 2015 was primarily attributable to the recognition of after-tax gains of $285 million on the sale of the Company's wholly owned Thermal Systems business in the second quarter of 2015 and of $47 million on the sale of the Company's interest in its KDAC joint venture in the third quarter of 2015 as described above, partially offset by the recognition of an after-tax impairment loss of $88 million recorded in income from discontinued operations in the first quarter of 2015, which resulted from the evaluation and estimate of the fair value of the Company's interest in KDAC in relation to its carrying value at that time. As further described in Note 21. Discontinued Operations, post-closing adjustments have been recorded subsequent to the June 30, 2015 closing of the sale of the wholly owned Thermal Systems business.
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

•
Powertrain Systems, which includes extensive systems integration expertise in gasoline, diesel and fuel handling and full end-to-end systems including fuel injection, combustion, electronics controls, test and validation capabilities, electric and hybrid electric vehicle power electronics, aftermarket and original equipment service.

•
Electronics and Safety, which includes component and systems integration expertise in infotainment and connectivity, body controls and security systems, displays, mechatronics and passive and active safety electronics, as well as advanced development of software.

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
As described in Note 23. Segment Reporting, effective July 1, 2016, Delphi reorganized its management reporting structure by moving its Power Electronics product line, which was historically included in the Electronics and Safety segment, to the Powertrain Systems segment. This reorganization was made to better align the product offerings of the Power Electronics product line with the Company's approach to managing the markets and customers served by this product line. Consistent with this change in the Company's management reporting structure and basis of financial information used by the chief operating decision maker, the prior period results of the Power Electronics product line have been reclassified from the Electronics and Safety segment to the Powertrain Systems segment for all periods presented. The reclassification had no impact on the consolidated financial statements.
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
The reconciliation of Adjusted Operating Income to Operating Income includes, as applicable, restructuring, other acquisition and portfolio project costs (which includes costs incurred to integrate acquired businesses and to plan and execute product portfolio transformation actions, including business and product acquisitions and divestitures), asset impairments and gains (losses) on business divestitures. The reconciliations of Adjusted Operating Income to net income attributable to Delphi for the three and nine months ended September 30, 2016 and 2015 are as follows:

	Electrical/ Electronic Architecture	Powertrain Systems	Electronics and Safety	Eliminations and Other	Total

	(in millions)
For the Three Months Ended September 30, 2016:
Adjusted operating income	$316	$120	$95	$—	$531
Restructuring	(30)	(22)	(11)	—	(63)
Other acquisition and portfolio project costs	(4)	(2)	(1)	—	(7)
Asset impairments	—	—	(1)	—	(1)
Operating income	$282	$96	$82	$—	460
Interest expense					(41)
Other income (expense), net					(66)
Income from continuing operations before income taxes and equity income					353
Income tax expense					(57)
Equity income, net of tax					10
Income from continuing operations					306
Income from discontinued operations, net of tax					—
Net income					306
Net income attributable to noncontrolling interest					13
Net income attributable to Delphi					$293

	Electrical/ Electronic Architecture	Powertrain Systems	Electronics and Safety	Eliminations and Other	Total

	(in millions)
For the Three Months Ended September 30, 2015:
Adjusted operating income	$263	$115	$92	$—	$470
Restructuring	(13)	(19)	(4)	—	(36)
Other acquisition and portfolio project costs	(5)	(4)	(3)	—	(12)
Gain (loss) on business divestitures, net	—	—	39	—	39
Operating income	$245	$92	$124	$—	461
Interest expense					(30)
Other income (expense), net					(11)
Income from continuing operations before income taxes and equity income					420
Income tax expense					(61)
Equity income, net of tax					5
Income from continuing operations					364
Income from discontinued operations, net of tax					54
Net income					418
Net income attributable to noncontrolling interest					14
Net income attributable to Delphi					$404

	Electrical/ Electronic Architecture	Powertrain Systems	Electronics and Safety	Eliminations and Other	Total

	(in millions)
For the Nine Months Ended September 30, 2016:
Adjusted operating income	$964	$378	$275	$—	$1,617
Restructuring	(65)	(157)	(30)	—	(252)
Other acquisition and portfolio project costs	(36)	(8)	(6)	—	(50)
Asset impairments	—	(22)	(1)	—	(23)
Operating income	$863	$191	$238	$—	1,292
Interest expense					(123)
Other income (expense), net					(64)
Income from continuing operations before income taxes and equity income					1,105
Income tax expense					(216)
Equity income, net of tax					23
Income from continuing operations					912
Income from discontinued operations, net of tax					108
Net income					1,020
Net income attributable to noncontrolling interest					44
Net income attributable to Delphi					$976

	Electrical/ Electronic Architecture	Powertrain Systems	Electronics and Safety	Eliminations and Other	Total

	(in millions)
For the Nine Months Ended September 30, 2015:
Adjusted operating income	$819	$377	$272	$—	$1,468
Restructuring	(22)	(33)	(14)	—	(69)
Other acquisition and portfolio project costs	(15)	(9)	(6)	—	(30)
Asset impairments	(3)	—	(3)	—	(6)
Gain (loss) on business divestitures, net	(14)	—	39	—	25
Operating income	$765	$335	$288	$—	1,388
Interest expense					(92)
Other income (expense), net					(67)
Income from continuing operations before income taxes and equity income					1,229
Income tax expense					(202)
Equity income, net of tax					10
Income from continuing operations					1,037
Income from discontinued operations, net of tax					277
Net income					1,314
Net income attributable to noncontrolling interest					56
Net income attributable to Delphi					$1,258

Net sales, gross margin as a percentage of net sales and Adjusted Operating Income by segment for the three and nine months ended September 30, 2016 and 2015 are as follows:
Net Sales by Segment

	Three Months Ended September 30,			Variance Due To:
	2016	2015	Favorable/ (unfavorable)	Volume, net of contractual price reductions	FX	Commodity pass-through	Other	Total

	(in millions)			(in millions)
Electrical/Electronic Architecture	$2,287	$1,941	$346	$205	$(18)	$(38)	$197	$346
Powertrain Systems	1,077	1,064	13	43	(31)	—	1	13
Electronics and Safety	763	668	95	111	(4)	—	(12)	95
Eliminations and Other	(36)	(42)	6	4	1	—	1	6
Total	$4,091	$3,631	$460	$363	$(52)	$(38)	$187	$460

	Nine Months Ended September 30,			Variance Due To:
	2016	2015	Favorable/ (unfavorable)	Volume, net of contractual price reductions	FX	Commodity pass-through	Other	Total

	(in millions)			(in millions)
Electrical/Electronic Architecture	$6,916	$6,063	$853	$471	$(100)	$(108)	$590	$853
Powertrain Systems	3,340	3,293	47	137	(94)	—	4	47
Electronics and Safety	2,208	2,058	150	241	(15)	—	(76)	150
Eliminations and Other	(116)	(128)	12	7	3	—	2	12
Total	$12,348	$11,286	$1,062	$856	$(206)	$(108)	$520	$1,062

Gross Margin Percentage by Segment

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Electrical/Electronic Architecture	21.9%	20.3%	21.5%	20.0%
Powertrain Systems	18.3%	18.7%	17.6%	19.2%
Electronics and Safety (1)	18.1%	26.3%	18.3%	21.9%
Eliminations and Other	—%	—%	—%	—%
Total	20.4%	21.2%	20.1%	20.3%

(1)
The three and nine months ended September 30, 2015 include the $39 million pre-tax gain on the divestiture of the Company's Reception Systems business, as further described in Note 17. Acquisitions and Divestitures.

Adjusted Operating Income by Segment

	Three Months Ended September 30,			Variance Due To:
	2016	2015	Favorable/ (unfavorable)	Volume, net of contractual price reductions	Operational performance	Other	Total

	(in millions)			(in millions)
Electrical/Electronic Architecture	$316	$263	$53	$30	$16	$7	$53
Powertrain Systems	120	115	5	(12)	23	(6)	5
Electronics and Safety	95	92	3	—	16	(13)	3
Eliminations and Other	—	—	—	—	—	—	—
Total	$531	$470	$61	$18	$55	$(12)	$61
As noted in the table above, Adjusted Operating Income for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015 was impacted by volume and contractual price reductions, including product mix, and operational performance improvements, as well as the following items included in Other in the table above:

•	$12 million of unfavorable foreign currency impacts, primarily related to the Chinese Yuan Renminbi;

•	$20 million of increased depreciation and amortization, not including depreciation and amortization of businesses acquired and divested, partially offset by

•	Net increased adjusted operating income of $22 million resulting from the operations of the businesses acquired and divested, primarily resulting from the operations of HellermannTyton.

	Nine Months Ended September 30,			Variance Due To:
	2016	2015	Favorable/ (unfavorable)	Volume, net of contractual price reductions	Operational performance	Other	Total

	(in millions)			(in millions)
Electrical/Electronic Architecture	$964	$819	$145	$62	$16	$67	$145
Powertrain Systems	378	377	1	(44)	73	(28)	1
Electronics and Safety	275	272	3	(32)	60	(25)	3
Eliminations and Other	—	—	—	—	—	—	—
Total	$1,617	$1,468	$149	$(14)	$149	$14	$149
As noted in the table above, Adjusted Operating Income for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015 was impacted by volume and contractual price reductions, including product mix, and operational performance improvements, as well as the following items included in Other in the table above:

•
Net increased adjusted operating income of $62 million resulting from the operations of the businesses acquired and divested, primarily resulting from the operations of HellermannTyton, partially offset by a reduction resulting from the divestiture of our Reception Systems business; which was partially offset by

•	$52 million of increased depreciation and amortization, not including depreciation and amortization of businesses acquired and divested.

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

As of September 30, 2016, we had cash and cash equivalents of $0.4 billion and net debt (defined as outstanding debt less cash and cash equivalents) of $3.7 billion. We also have access to additional liquidity pursuant to the terms of the $2.0 billion Revolving Credit Facility and the €400 million European accounts receivable factoring facility, of which €350 million is available on a committed basis, as described below.
The following table summarizes our available liquidity, which includes cash, cash equivalents and funds available under our significant committed credit facilities, as of September 30, 2016. The amounts disclosed as available under the Company’s significant committed credit facilities are available without violating our existing debt covenants, which are described below.

September 30, 2016

(in millions)
Cash and cash equivalents	$395
Revolving Credit Facility, unutilized portion (1)	1,993
Committed European accounts receivable factoring facility, unutilized portion (2)	393
Total available liquidity	$2,781
(1) Availability reduced by $7 million in letters of credit issued under the Credit Agreement as of September 30, 2016.
(2) Based on September 30, 2016 foreign currency rates, subject to the availability of eligible accounts receivable.
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
We also continue to expect to be able to move funds between different countries to manage our global liquidity needs without material adverse tax implications, subject to current monetary policies and to the terms of the Credit Agreement. While a substantial portion of our operating income is generated by our non-U.S. subsidiaries, and as of September 30, 2016, the Company's cash and cash equivalents held by our non-U.S. subsidiaries totaled $382 million, we utilize a combination of strategies, including dividends, cash pooling arrangements, intercompany loan repayments and other distributions and advances to provide the funds necessary to meet our global liquidity needs. There are no significant restrictions on the ability of our subsidiaries to pay dividends or make other distributions to Delphi. If additional non-U.S. cash was needed for our U.S. operations, we would be required to accrue and pay U.S. taxes to repatriate such funds; however, based on our current liquidity needs and repatriation strategies, we do not anticipate a need to repatriate such additional amounts. Additionally, the Company is a U.K. resident taxpayer and as such is not generally subject to U.K. tax on remitted foreign earnings. As a result, we do not anticipate foreign earnings would be subject to a 35% tax rate upon repatriation to the U.K., as is the case when U.S. based companies repatriate earnings to the U.S.
Based on these factors, we believe we possess sufficient liquidity to fund our operations and capital investments in 2016 and beyond.
Share Repurchases
In April 2016, the Board of Directors authorized a share repurchase program of up to $1.5 billion of ordinary shares, which commenced in September 2016 following the completion of the Company's $1.5 billion January 2015 share repurchase program. This share repurchase program provides for share purchases in the open market or in privately negotiated transactions, depending on share price, market conditions and other factors, as determined by the Company.
A summary of the ordinary shares repurchased during the three and nine months ended September 30, 2016 and 2015 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Total number of shares repurchased	1,487,900	5,292,240	7,980,325	12,174,805
Average price paid per share	$67.24	$76.83	$67.00	$78.79
Total (in millions)	$100	$406	$535	$959

As of September 30, 2016, approximately $1,472 million of share repurchases remained available under the April 2016 share repurchase program. During the period from October 1, 2016 to November 1, 2016, the Company repurchased an additional $30 million worth of shares pursuant to a trading plan with set trading instructions established by the Company. As a result, approximately $1,442 million of share repurchases remain available under the April 2016 share repurchase program. All repurchased shares were retired, and are reflected as a reduction of ordinary share capital for the par value of the shares, with the excess applied as reductions to additional paid-in capital and retained earnings.
Dividends to Holders of Ordinary Shares
The Company has declared and paid cash dividends per ordinary share during the periods presented as follows:

	Dividend	Amount
	Per Share	(in millions)
2016:
Third quarter	$0.29	$79
Second quarter	0.29	79
First quarter	0.29	80
Total	$0.87	$238
2015:
Fourth quarter	$0.25	$70
Third quarter	0.25	71
Second quarter	0.25	72
First quarter	0.25	73
Total	$1.00	$286
In addition, in October 2016, the Board of Directors declared a regular quarterly cash dividend of $0.29 per ordinary share, payable November 23, 2016 to shareholders of record at the close of business on November 9, 2016.
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
Divestitures
Mechatronics—In October 2016, Delphi entered into an agreement for the sale of its Mechatronics business, which is reported within the Electronics and Safety segment. The net sales of this business were approximately $225 million for the nine months ended September 30, 2016. The sale is expected to close in the fourth quarter of 2016, subject to customary regulatory and other approvals.
Thermal Systems—On June 30, 2015 the Company closed the sale of its wholly owned Thermal Systems business to MAHLE GmbH ("MAHLE"). The Company received net cash proceeds of approximately $660 million and recognized an after-tax gain on the divestiture of $271 million in 2015. Post-closing adjustments of $3 million, primarily related to the settlement of contingent liabilities, were recorded as a reduction to the gain on the divestiture during the nine months ended September 30, 2016. Proceeds received from the sale were used to fund growth initiatives, including acquisitions, as well as share repurchases.
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
On March 31, 2016, Delphi closed the sale of its 50 percent interest in its Shanghai Delphi Automotive Air Conditioning ("SDAAC") joint venture to one of Delphi's joint venture partners, Shanghai Aerospace Automobile Electromechanical Co., Ltd ("SAAE"). The Company received cash proceeds of $62 million, net of tax, transaction costs and $29 million of cash divested, and recognized an after-tax gain on the divestiture of $104 million within income from discontinued operations during the nine months ended September 30, 2016. The financial results of SDAAC, which were consolidated by Delphi, were historically reported as part of the Thermal Systems segment.
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
Credit Agreement
Delphi Automotive PLC and its wholly-owned subsidiary Delphi Corporation entered into a credit agreement (the "Credit Agreement") with JPMorgan Chase Bank, N.A., as administrative agent (the "Administrative Agent"), under which it maintains senior secured credit facilities currently consisting of a term loan (the “Tranche A Term Loan”) and a revolving credit facility of $2.0 billion (the “Revolving Credit Facility”). The Credit Agreement was entered into in March 2011 and has been subsequently amended and restated on several occasions, most recently on August 17, 2016. The 2016 amendment extended the maturity of the Revolving Credit Facility and the Tranche A Term Loan from 2018 to 2021, increased the capacity of the Revolving Credit Facility from $1.5 billion to $2.0 billion and permitted Delphi Automotive PLC to act as a borrower on the Revolving Credit Facility. A loss on debt extinguishment of $3 million was recorded within other income (expense), net in the consolidated statement of operations during the three months ended September 30, 2016 in conjunction with the 2016 amendment.
The Tranche A Term Loan and the Revolving Credit Facility mature on August 17, 2021. Delphi is obligated to make quarterly principal payments, beginning December 31, 2017, throughout the term of the Tranche A Term Loan according to the amortization schedule in the Credit Agreement. The Credit Agreement also contains an accordion feature that permits Delphi to increase, from time to time, the aggregate borrowing capacity under the Credit Agreement by up to an additional $1 billion (or a greater amount based upon a formula set forth in the Credit Agreement) upon Delphi's request, the agreement of the lenders participating in the increase, and the approval of the Administrative Agent and existing lenders.
As of September 30, 2016, there were no amounts drawn on the Revolving Credit Facility and approximately $7 million in letters of credit issued under the Credit Agreement. Letters of credit issued under the Credit Agreement reduce availability under the Revolving Credit Facility. The maximum amount drawn under the Revolving Credit Facility during the nine months ended September 30, 2016 to manage intra-month working capital requirements was $272 million.
Loans under the Credit Agreement bear interest, at Delphi's option, at either (a) the Administrative Agent’s Alternate Base Rate (“ABR” as defined in the Credit Agreement) or (b) the London Interbank Offered Rate (the “Adjusted LIBO Rate” as defined in the Credit Agreement) (“LIBOR”) plus in either case a percentage per annum as set forth in the table below (the “Applicable Rate”). The Applicable Rates under the Credit Agreement on the specified dates are set forth below:

	September 30, 2016		December 31, 2015
	LIBOR plus	ABR plus	LIBOR plus	ABR plus
Revolving Credit Facility	1.10%	0.10%	1.00%	0.00%
Tranche A Term Loan	1.25%	0.25%	1.00%	0.00%
The Applicable Rate under the Credit Agreement may increase or decrease from time to time based on changes in the Company's credit ratings. Accordingly, the interest rate will fluctuate during the term of the Credit Agreement based on changes in the ABR, LIBOR or future changes in the Company's corporate credit ratings. The Credit Agreement also requires that Delphi pay certain facility fees on the Revolving Credit Facility and certain letter of credit issuance and fronting fees.
The interest rate period with respect to LIBOR interest rate options can be set at one-, two-, three-, or six-months as selected by Delphi in accordance with the terms of the Credit Agreement (or other period as may be agreed by the applicable lenders). Delphi may elect to change the selected interest rate option in accordance with the provisions of the Credit Agreement. As of September 30, 2016, Delphi selected the one-month LIBOR interest rate option on the Tranche A Term Loan, and the rate effective as of September 30, 2016, as detailed in the table below, was based on the Company's current credit rating and the Applicable Rate for the Credit Agreement:

		Borrowings as of
		September 30, 2016	Rate effective as of
	Applicable Rate	(in millions)	September 30, 2016
Tranche A Term Loan	LIBOR plus 1.25%	$400	1.8125%
Borrowings under the Credit Agreement are prepayable at Delphi's option without premium or penalty.
The Credit Agreement contains certain covenants that limit, among other things, the Company’s (and the Company’s subsidiaries’) ability to incur certain additional indebtedness or liens or to dispose of substantially all of its assets. In addition, the Credit Agreement requires that the Company maintain a consolidated leverage ratio (the ratio of Consolidated Total Indebtedness to Consolidated EBITDA, each as defined in the Credit Agreement) of less than 3.50 to 1.0. The Credit

Agreement also contains events of default customary for financings of this type. The Company was in compliance with the Credit Agreement covenants as of September 30, 2016.
As of September 30, 2016, all obligations under the Credit Agreement were borrowed by Delphi Corporation and jointly and severally guaranteed by its direct and indirect parent companies, subject to certain exceptions set forth in the Credit Agreement. Refer to Note 19. Supplemental Guarantor and Non-Guarantor Condensed Consolidating Financial Statements for additional information.
Senior Unsecured Notes
On May 17, 2011, Delphi Corporation issued $500 million of 5.875% senior unsecured notes due 2019 (the "5.875% Senior Notes") and $500 million of 6.125% senior unsecured notes due 2021 (the "6.125% Senior Notes") (collectively, the “2011 Senior Notes”) in a transaction exempt from registration under Rule 144A and Regulation S of the Securities Act of 1933 (the “Securities Act”). The net proceeds of approximately $1 billion as well as cash on hand were used to pay down amounts outstanding under the Credit Agreement. In May 2012, Delphi Corporation completed a registered exchange offer for all of the 2011 Senior Notes. No proceeds were received by Delphi Corporation as a result of the exchange. In March 2014, Delphi redeemed for cash the entire $500 million aggregate principal amount outstanding of the 5.875% Senior Notes, financed by a portion of the proceeds received from the issuance of the 2014 Senior Notes, as defined below. In March 2015, Delphi redeemed for cash the entire $500 million aggregate principal amount outstanding of the 6.125% Senior Notes, financed by a portion of the proceeds from the issuance of the 2015 Euro-denominated Senior Notes, as defined below. As a result of the redemption of the 2011 Senior Notes, Delphi recognized a loss on debt extinguishment of approximately $52 million during the nine months ended September 30, 2015 within other income (expense), net in the consolidated statement of operations.
On February 14, 2013, Delphi Corporation issued $800 million of 5.00% senior unsecured notes due 2023 (the “2013 Senior Notes”) in a transaction registered under the Securities Act. The proceeds were primarily utilized to prepay our term loan indebtedness under the Credit Agreement. Delphi paid approximately $12 million of issuance costs in connection with the 2013 Senior Notes. Interest was payable semi-annually on February 15 and August 15 of each year to holders of record at the close of business on February 1 or August 1 immediately preceding the interest payment date. In September 2016, Delphi redeemed for cash the entire $800 million aggregate principal amount outstanding of the 2013 Senior Notes, primarily financed by the proceeds from the issuance of the 2016 Euro-denominated Senior Notes and the 2016 Senior Notes, each as defined below. As a result of the redemption of the 2013 Senior Notes, Delphi recognized a loss on debt extinguishment of approximately $70 million during the three months ended September 30, 2016 within other income (expense), net in the consolidated statement of operations.
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
On September 15, 2016, Delphi Automotive PLC issued €500 million in aggregate principal amount of 1.60% Euro-denominated senior unsecured notes due 2028 (the “2016 Euro-denominated Senior Notes”) in a transaction registered under the Securities Act. The 2016 Euro-denominated Senior Notes were priced at 99.881% of par, resulting in a yield to maturity of 1.611%. The proceeds, together with proceeds from the 2016 Senior Notes described below, were utilized to redeem the 2013 Senior Notes. Delphi incurred approximately $4 million of issuance costs in connection with the 2016 Euro-denominated Senior Notes. Interest is payable annually on September 15. The Company has designated the 2016 Euro-denominated Senior Notes as a net investment hedge of the foreign currency exposure of its investments in certain Euro-denominated wholly-owned subsidiaries. Refer to Note. 14. Derivatives and Hedging Activities for further information.
On September 20, 2016, Delphi Automotive PLC issued $300 million in aggregate principal amount of 4.40% senior unsecured notes due 2046 (the “2016 Senior Notes”) in a transaction registered under the Securities Act. The 2016 Senior Notes were priced at 99.454% of par, resulting in a yield to maturity of 4.433%. The proceeds, together with proceeds from the 2016 Euro-denominated Senior Notes, were utilized to redeem the 2013 Senior Notes. Delphi incurred approximately $3 million of issuance costs in connection with the 2016 Senior Notes. Interest is payable semi-annually on April 1 and October 1 of each year to holders of record at the close of business on March 15 or September 15 immediately preceding the interest payment date.
Although the specific terms of each indenture governing each series of senior notes vary, the indentures contain certain restrictive covenants, including with respect to Delphi's (and Delphi's subsidiaries) ability to incur liens, enter into sale and leaseback transactions and merge with or into other entities. As of September 30, 2016, the Company was in compliance with the provisions of all series of the outstanding senior notes.
The 2013 Senior Notes and the 2014 Senior Notes were issued by Delphi Corporation. The 2014 Senior Notes are, and prior to their redemption, the 2013 Senior Notes were, fully and unconditionally guaranteed, jointly and severally, by Delphi Automotive PLC and by certain of Delphi Automotive PLC's direct and indirect subsidiaries which are directly or indirectly 100% owned by Delphi Automotive PLC, subject to customary release provisions (other than in the case of Delphi Automotive PLC). The 2015 Euro-denominated Senior Notes, 2015 Senior Notes, 2016 Euro-denominated Senior Notes and 2016 Senior Notes issued by Delphi Automotive PLC are fully and unconditionally guaranteed, jointly and severally, by certain of Delphi Automotive PLC's direct and indirect subsidiaries (including Delphi Corporation), which are directly or indirectly 100% owned by Delphi Automotive PLC, subject to customary release provisions. Refer to Note 19. Supplemental Guarantor and Non-Guarantor Condensed Consolidating Financial Statements for additional information.
Other Financing
Receivable factoring—Delphi maintains a €400 million European accounts receivable factoring facility, of which €350 million is available on a committed basis. This facility is accounted for as short-term debt and borrowings are subject to the availability of eligible accounts receivable. Collateral is not required related to these trade accounts receivable. This program began in July 2013 with an original term of 4 years, and will automatically renew on an indefinite basis unless terminated by either party. Borrowings bear interest at LIBOR plus 1.05% for borrowings denominated in pounds sterling and Euro Interbank Offered Rate ("EURIBOR") plus 0.80% for borrowings denominated in Euros. No amounts were outstanding on the European accounts receivable factoring facility as of September 30, 2016 or December 31, 2015. The maximum amount drawn under the European facility during the nine months ended September 30, 2016 to manage working capital requirements was $436 million.
The Company has entered into arrangements with various financial institutions to sell eligible trade receivables from certain aftermarket customers in North America. These arrangements can be terminated at any time subject to prior written notice. The receivables under these arrangements are sold without recourse to the Company and are therefore accounted for as true sales. During the three and nine months ended September 30, 2016, $19 million and $94 million of receivables were sold under these arrangements, and expenses of less than $1 million and $2 million, respectively, were recognized within interest expense. During the three and nine months ended September 30, 2015, $21 million and $75 million of receivables were sold under these arrangements, and expenses of less than $1 million and $1 million, respectively, were recognized.
In addition, during the three and nine months ended September 30, 2016 one of the Company’s European subsidiaries factored, without recourse, receivables related to certain foreign research tax credits to a financial institution. This transaction was accounted for as a true sale of the receivables, and the Company therefore derecognized approximately $26 million from other long-term assets in the consolidated balance sheet as of September 30, 2016 as a result of this transaction. Expenses of less than $1 million were incurred in conjunction with this transaction and recorded to interest expense during the three and nine months ended September 30, 2016.
Capital leases and other—As of September 30, 2016 and December 31, 2015, approximately $61 million and $77 million, respectively, of other debt issued by certain non-U.S. subsidiaries and capital lease obligations were outstanding.

Government programs—Delphi commonly seeks manufacturing development and financial assistance incentive programs that may be awarded by government entities. Delphi has numerous technology and manufacturing development programs that are competitively awarded from agencies of the U.S. Federal Government. These U.S. based programs are from the U.S. Department of Transportation (“DOT”), the U.S. Department of Energy (“DOE”), and the U.S. Department of Defense (“DoD”). We received approximately $3 million from these Federal agencies during the nine months ended September 30, 2016 for work performed. We continue to pursue many technology development programs by bidding on competitively procured programs from DOT, DOE and DoD. Some of these programs were bid with us being the lead or “Prime Contractor,” and some were bid with us as a “Subrecipient” to the Prime Contractor.
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
Operating activities—Net cash provided by operating activities from continuing operations totaled $1,258 million and $1,029 million for the nine months ended September 30, 2016 and 2015, respectively. Cash flow from operating activities from continuing operations for the nine months ended September 30, 2016 consisted primarily of net earnings from continuing operations of $912 million increased by $644 million for non-cash charges for depreciation, amortization, pension costs and debt extinguishment, partially offset by $354 million related to changes in operating assets and liabilities, net of restructuring and pension contributions. Cash flow from operating activities from continuing operations for the nine months ended September 30, 2015 consisted primarily of net earnings from continuing operations of $1,037 million increased by $506 million for non-cash charges for depreciation, amortization, pension costs and extinguishment of debt, partially offset by $545 million related to changes in operating assets and liabilities, net of restructuring and pension contributions.
Investing activities—Net cash used in investing activities from continuing operations totaled $583 million for the nine months ended September 30, 2016, as compared to $667 million for the nine months ended September 30, 2015. The decrease in usage is primarily attributable to the $844 million that was placed on deposit for the acquisition of HellermannTyton during the nine months ended September 30, 2015, which was partially offset by the net proceeds of $730 million received from the sale of our wholly owned Thermal Systems business and KDAC joint venture during the nine months ended September 30, 2015, as compared to net proceeds of $52 million received from the sale of our SDAAC joint venture during the nine months ended September 30, 2016. Additionally, during the nine months ended September 30, 2016 the Company paid $18 million for the cost of business acquisitions and technology investments, as compared to $38 million paid during the nine months ended September 30, 2015. These decreases were partially offset by $15 million paid to settle option contracts entered into in conjunction with the acquisition of HellermannTyton during the nine months ended September 30, 2016, as well as $75 million of increased capital expenditures during the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015.
Financing activities—Net cash used in financing activities totaled $860 million and $677 million for the nine months ended September 30, 2016 and 2015, respectively. Cash flows used in financing activities for the nine months ended September 30, 2016 primarily included net proceeds of $852 million received from the issuance of the 2016 Euro-denominated Senior Notes and the 2016 Senior Notes, which were primarily utilized to redeem the $800 million 2023 Senior Notes, as well as $530 million paid to repurchase ordinary shares and $238 million of dividend payments. During the nine months ended September 30, 2015, the Company received net proceeds of approximately $753 million from the issuance of the 2015 Euro-denominated Senior Notes, which were partially utilized to redeem the 6.125% Senior Notes, as well as net proceeds from other short-term borrowings of $399 million that primarily related to amounts borrowed as of September 30, 2015 in order to fund a portion of the deposit for the acquisition of HellermannTyton. Additionally, $946 million was paid to repurchase ordinary shares and $216 million of dividend payments were made.
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
Critical Accounting Estimates
There have been no significant changes in our critical accounting estimates during the three and nine months ended September 30, 2016.

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
As of September 30, 2016, the Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated, for disclosure purposes, the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective to provide reasonable assurance that the desired control objectives were achieved as of September 30, 2016.
Changes in Internal Control over Financial Reporting
There were no material changes in the Company’s internal controls over financial reporting during the nine months ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting. As noted in our Annual Report on Form 10-K for the year ended December 31, 2015, given the timing of the acquisition in 2015, the Company is integrating the acquired operations of HellermannTyton Group PLC ("HellermannTyton") into the Company's operations, compliance programs and internal control processes. Specifically, as permitted by SEC rules and regulations, the Company has excluded HellermannTyton from management's evaluation of internal controls over financial reporting at December 31, 2015.

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
ITEM 1A. RISK FACTORS
Other than as described in the Company's Form 10-Q for the quarter ended June 30, 2016, there have been no material changes to the risk factors described in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
A summary of our ordinary shares repurchased during the three months ended September 30, 2016, is shown below:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (in millions) (3)
July 1, 2016 to July 31, 2016	—	—	—	$1,572
August 1, 2016 to August 31, 2016	953,400	$66.00	953,400	1,509
September 1, 2016 to September 30, 2016	534,500	69.44	534,500	1,472
Total	1,487,900	67.24	1,487,900

(1)
The total number of shares purchased under the Board authorized plans are described below. The number of shares purchased excludes the 10,012 shares granted for vested RSUs during the three months ended September 30, 2016 that were withheld to cover minimum withholding taxes.

(2)	Excluding commissions.

(3)
In April 2016, the Board of Directors authorized a share repurchase program of up to $1.5 billion. This program follows the completion of the previously announced share repurchase program of $1.5 billion, which was approved by the Board of Directors in January 2015. The timing of repurchases is dependent on price, market conditions and applicable regulatory requirements.

ITEM 6. EXHIBITS

Exhibit Number	Description
4.1
Third Supplemental Indenture, dated as of September 15, 2016, among Delphi Automotive PLC, the guarantors named therein, Wilmington Trust, National Association, as Trustee and Deutsche Bank Trust Company Americas, as Registrar, Paying Agent and Authenticating Agent (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K of the Company filed with the SEC on September 15, 2016)

4.2
Fourth Supplemental Indenture, dated as of September 20, 2016, among Delphi Automotive PLC, the guarantors named therein, Wilmington Trust, National Association, as Trustee and Deutsche Bank Trust Company Americas, as Registrar, Paying Agent and Authenticating Agent (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K of the Company filed with the SEC on September 20, 2016)

10.1
Restatement Agreement to Amended and Restated Credit Agreement, dated as of August 17, 2016, among Delphi Automotive PLC, Delphi Corporation, JPMorgan Chase Bank, N.A., as Administrative Agent, Swingline Lender, Issuing Bank and a Lender (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company filed with the SEC on August 18, 2016)

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
Dated: November 2, 2016