Form 10-K
period 2016-12-31
Delphi Automotive PLC
filed 2017-02-06
CIK 1521332

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
The aggregate market value of the ordinary shares held by non-affiliates of the registrant as of June 30, 2016, the last business day of the registrant's most recently completed second fiscal quarter, was $17,022,048,583 (based on the closing sale price of the registrant's ordinary shares on that date as reported on the New York Stock Exchange).
The number of the registrant’s ordinary shares outstanding, $0.01 par value per share as of January 27, 2017, was 269,561,837.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement related to the 2017 Annual Shareholders Meeting to be filed subsequently are incorporated by reference into Part III of this Form 10-K.

DELPHI AUTOMOTIVE PLC

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
This Annual Report on Form 10-K, including the exhibits being filed as part of this report, as well as other statements made by Delphi Automotive PLC (“Delphi,” the “Company,” “we,” “us” and “our”), contain forward-looking statements that reflect, when made, the Company’s current views with respect to current events and financial performance. Such forward-looking statements are subject to many risks, uncertainties and factors relating to the Company’s operations and business environment, which may cause the actual results of the Company to be materially different from any future results, express or implied, by such forward-looking statements. All statements that address future operating, financial or business performance or the Company’s strategies or expectations are forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “will,” “should,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “projects,” “potential,” “outlook” or “continue,” and other comparable terminology. Factors that could cause actual results to differ materially from these forward-looking statements include, but are not limited to, the following: global and regional economic conditions, including conditions affecting the credit market and resulting from the United Kingdom referendum held on June 23, 2016 in which voters approved an exit from the European Union, commonly referred to as "Brexit"; fluctuations in interest rates and foreign currency exchange rates; the cyclical nature of automotive sales and production; the potential disruptions in the supply of and changes in the competitive environment for raw material integral to the Company’s products; the Company’s ability to maintain contracts that are critical to its operations; potential changes to beneficial free trade laws and regulations such as the North American Free Trade Agreement; the ability of the Company to integrate and realize the benefits of recent acquisitions; the ability of the Company to attract, motivate and/or retain key executives; the ability of the Company to avoid or continue to operate during a strike, or partial work stoppage or slow down by any of its unionized employees or those of its principal customers, and the ability of the Company to attract and retain customers. Additional factors are discussed under the captions “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s filings with the Securities and Exchange Commission. New risks and uncertainties arise from time to time, and it is impossible for us to predict these events or how they may affect the Company. It should be remembered that the price of the ordinary shares and any income from them can go down as well as up. Delphi disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events and/or otherwise, except as may be required by law.

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
We are a leading global technology company serving the automotive sector. We design and manufacture vehicle components and provide electrical and electronic, powertrain and active safety technology solutions to the global automotive and commercial vehicle markets. We are one of the largest vehicle component manufacturers, and our customers include all 25 of the largest automotive original equipment manufacturers (“OEMs”) in the world. We operate 126 major manufacturing facilities and 15 major technical centers utilizing a regional service model that enables us to efficiently and effectively serve our global customers from low cost countries. We have a presence in 46 countries and have over 20,000 scientists, engineers and technicians focused on developing market relevant product solutions for our customers.
We are focused on growing and improving the profitability of our businesses, and have implemented a strategy designed to position Delphi to deliver industry-leading long-term shareholder returns. This strategy includes disciplined investing in our business to grow and enhance our product offerings, strategically focusing our portfolio in high-technology, high-growth spaces in order to meet consumer preferences and leveraging an industry-leading cost structure to expand our operating margins. In line with the long term growth in emerging markets, we have been increasing our focus on these markets, particularly China, where we have a major manufacturing base, including investments in 6 new manufacturing facilities since 2012, and strong customer relationships. Our strategy also includes maintaining a strong and flexible balance sheet with investment grade credit ratings.
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

•
Powertrain Systems—This segment provides systems integration of full end-to-end gasoline and diesel engine management systems including fuel handling, fuel injection, combustion, electronic controls, test and validation capabilities, electric and hybrid electric vehicle power electronics, aftermarket, and original equipment services. We design solutions to optimize powertrain power and performance while helping our customers meet new emissions and fuel economy regulations.

•
Electronics and Safety—This segment provides critical components, systems and advanced software for passenger safety, security, comfort and infotainment, as well as vehicle operation, including body controls, infotainment and connectivity systems, passive and active safety electronics, autonomous driving technologies and displays, as well as advanced development of software. Our products integrate and optimize electronic content, which improves fuel economy, reduces emissions, increases safety and provides occupant infotainment and connectivity.

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
Financial Information about Business Segments
We operate our core business along three operating segments, which are grouped on the basis of similar product, market and operating factors.
Net Sales by Segment

	Year Ended December 31, 2016		Year Ended December 31, 2015		Year Ended December 31, 2014
	Net Sales	% of Total	Net Sales	% of Total	Net Sales	% of Total
	(in millions, excluding percentages)
Electrical/Electronic Architecture	$9,316	56%	$8,180	54%	$8,274	53%
Powertrain Systems	4,486	27%	4,407	29%	4,540	29%
Electronics and Safety	3,014	18%	2,744	18%	2,880	19%
Eliminations and Other	(155)	(1)%	(166)	(1)%	(195)	(1)%
Total	$16,661		$15,165		$15,499
Refer to Results of Operations by Segment in Item 7. Management’s Discussion and Analysis and Note 23. Segment Reporting of the notes to the consolidated financial statements, included in Item 8. Financial Statements and Supplementary Data of this Annual Report for further financial information about business segments.
Our business is diversified across end-markets, regions, customers, vehicle platforms and products. Our customer base includes all 25 of the largest automotive OEMs in the world, and in 2016, 26% of our net sales came from the Asia Pacific region, which we have identified as a key market likely to experience substantial long-term growth. Our ten largest platforms in 2016 were with six different OEMs. In addition, in 2016 our products were found in 18 of the 20 top-selling vehicle models in the United States, in 18 of the 20 top-selling vehicle models in Europe and in 15 of the 20 top-selling vehicle models in China. We have diversified our business into the commercial vehicle market, which is typically on a different business cycle than the light vehicle market. In addition, approximately 6% of our 2016 net sales were to the aftermarket, which meets the ongoing need for replacement parts required for vehicle servicing.

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
Our Industry
The automotive parts industry provides components, systems, subsystems and modules to OEMs for the manufacture of new vehicles, as well as to the aftermarket for use as replacement parts for current production and older vehicles. Overall, we expect long-term growth of global vehicle sales and production in the OEM market. In 2016, the industry experienced increased global customer sales and production schedules. Compared to 2015, vehicle production in 2016 increased by 2% in North America, 3% in Europe and 15% in China. As a result of persisting economic weakness in South America, there was a decline of 12% in South American vehicle production in 2016 compared to 2015, which followed a 19% decrease in that region in 2015. Demand for automotive components in the OEM market is generally a function of the number of new vehicles produced in response to consumer demand, which is primarily driven by macro-economic factors such as credit availability, interest rates, fuel prices, consumer confidence, employment and other trends. Although OEM demand is tied to actual vehicle production, participants in the automotive parts industry also have the opportunity to grow through increasing product content per vehicle by further penetrating business with existing customers and in existing markets, gaining new customers and increasing their presence in global markets. We believe that as a company with a global presence and advanced technology, engineering, manufacturing and customer support capabilities, we are well-positioned to benefit from these opportunities.
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
Safe. The first mega-trend, “Safe,” represents technologies aimed not just at protecting vehicle occupants when a crash occurs, but those that actually proactively reduce the risk of a crash occurring. OEMs continue to focus on improving occupant and pedestrian safety in order to meet increasingly stringent regulatory requirements in various markets, such as a notice issued by the U.S. National Highway Traffic Safety Administration which updated its five-star rating system to include automatic emergency braking systems as a recommended safety technology, beginning with model year 2018. As a result, suppliers are focused on developing technologies aimed at protecting vehicle occupants when a crash occurs, as well as advanced driver assistance systems that reduce driver distractions and automated safety features that proactively mitigate the risk of a crash occurring. Examples of new and alternative technologies that incorporate sophisticated detection and advanced software for collision avoidance include lane departure warning systems, adaptive cruise control, gesture control and automatic braking.
Green. The second mega-trend, “Green,” represents technologies designed to help reduce emissions, increase fuel economy and minimize the environmental impact of vehicles. Green is a key mega-trend today because of the convergence of several issues: climate change, volatility in oil prices, an increasing number of vehicles in use worldwide and recent and pending regulation in the U.S. and overseas regarding fuel economy and carbon dioxide emissions. OEMs continue to focus on improving fuel efficiency and reducing emissions in order to meet increasingly stringent regulatory requirements in various markets. On a worldwide basis, the relevant authorities in the European Union, the United States, China, India, Japan, Brazil, South Korea and Argentina have already instituted regulations requiring further reductions in emissions and/or increased fuel economy through 2016. In many cases, other authorities have initiated legislation or regulation that would further tighten the standards through 2020 and beyond. Based on the current regulatory environment, we believe that OEMs, including those in the U.S. and China, will be subject to requirements for even greater reductions in carbon dioxide ("CO2") emissions over the next ten years. These standards will require meaningful innovation as OEMs and suppliers are forced to find ways to improve engine management, electrical power consumption, vehicle weight and integration of alternative powertrains (e.g., electric/hybrid propulsion). As a result, suppliers are developing innovations that result in significant improvements in fuel economy, emissions and performance from gasoline and diesel internal combustion engines, and permit engine downsizing without loss of performance. At the same time, suppliers are also developing and marketing new and alternative technologies that support hybrid vehicles, electric vehicles and fuel cell products to improve fuel economy and emissions. Delphi is pioneering the electrification of internal combustion powertrains through the addition of hybrid technology, which will allow for further engine downsizing by providing more power for intelligent driving. In 2016, Delphi introduced its 48-volt, mild hybrid vehicle solution, which maximizes the use of 48-volt electrification to minimize the demand on the engine, improving engine performance while lowering CO2 emissions by more than 10%.
Connected. The third mega-trend, “Connected,” represents technologies designed to seamlessly integrate the highly complex electronic world in which automotive consumers live into the cars they drive, so that time in a vehicle is more productive and enjoyable. The technology content of vehicles continues to increase as consumers demand greater safety, personalization, infotainment, productivity and convenience while driving, which in turn leads to increasing demand for electrical architecture as a foundation for this content. Also with increased smart device usage in vehicles, driver distractions can be dramatically increased, which in turn results in greater risk of accidents. Delphi is pioneering vehicle-to-vehicle (V2V) and vehicle-to-infrastructure (V2I) communication technologies which enable vehicles to detect and signal danger, reducing vehicle collisions and improving driver safety, while also maintaining connectivity to an increasing number of devices inside and outside of vehicles.
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
Convergence of Safe, Green and Connected Solutions in Autonomous Driving
The combination of advanced technologies being developed within these mega-trends is also contributing to increasing industry development of autonomous driving technologies, leading to a fully automated driving experience. We expect automated driving technologies will provide strong societal benefit as well as the opportunity for long-term growth for our product offerings in this space. Societal benefits of increased vehicle automation include enhanced safety (resulting from collision avoidance and improved vehicle control), environmental improvements (a reduction in CO2 emissions through optimized driving behavior), labor cost savings and improved productivity (as a result of alternate uses for drive time). Growth opportunities in this space result from increased content, additional computing power and software requirements, enhanced connectivity systems and increased electrification and interconnects. We believe the complexity of these systems will also require on-going software support services, as these vehicle systems will be continuously upgraded with new features and performance enhancements.
We are continuing to invest in the automated driving space, and have continued to develop market-leading automated driving platform solutions such as automated driving software, key active safety sensing technologies and our Multi-Domain Controller, which fuses information from sensing systems as well as mapping and navigation data to make driving decisions. We believe we are well-aligned with industry technology trends that will result in sustainable future growth in this space. For example, in 2016 we entered into a collaborative arrangement with Mobileye N.V. to jointly develop the Centralized Sensing Localization and Planning ("CSLP") system, a complete turn-key fully autonomous driving platform for our OEM customers, with the goal of being production ready for 2019. We also believe the increasing societal demand for mobility on demand ("MoD") services will accelerate the development of autonomous driving technologies, strongly benefiting the MoD space. For example, in 2016 we entered into an agreement to develop fully-autonomous vehicles as part of an automated MoD pilot for the government of Singapore.
To guide our product strategies and investments in technology with a focus on developing advanced technologies to drive growth within the Safe, Green and Connected mega-trends, we utilize and benefit from our Technology Advisory Council, a panel of prominent global technology thought leaders.
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

•
Distribution systems, including hybrid high voltage and safety systems, are integrated into one optimized vehicle electrical system that can utilize smaller cable and gauge sizes and ultra-thin wall insulation (which product line makes up approximately 37%, 40% and 37% of our total revenue for the years ended December 31, 2016, 2015 and 2014, respectively).

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
Electronics and Safety. This segment offers a wide range of electronic and safety equipment and software in the areas of controls, security, infotainment, communications and safety systems.

•	Electronic controls products primarily consist of body computers and security systems.

•	The infotainment and driver interface portfolio primarily consists of receivers, digital receivers, satellite audio receivers, navigation systems and displays (including re-configurable displays).

•
Passive and active safety electronics and advanced driver assistance systems primarily includes occupant detection systems, collision warning systems, advanced cruise control technologies, collision sensing and auto braking.

Competition
Although the overall number of our top competitors has decreased due to ongoing industry consolidation, the automotive parts industry remains extremely competitive. Furthermore, the rapidly evolving nature of the markets in which we compete has attracted, and may continue to attract, new entrants, particularly in low-cost countries such as China and in areas of evolving vehicle technologies such as automated driving, which has attracted competitors from outside the traditional automotive industry. OEMs rigorously evaluate suppliers on the basis of product quality, price, reliability and timeliness of delivery, product design capability, technical expertise and development capability, new product innovation, financial viability, application of lean principles, operational flexibility, customer service and overall management. In addition, our customers generally require that we demonstrate improved efficiencies, through cost reductions and/or price improvement, on a year-over-year basis.

Our competitors in each of our operating segments are as follows:

Segment	Competitors
Electrical/Electronic Architecture	• A Raymond Et Cie
• Lear Corporation
• Leoni AG
• Molex Inc. (a subsidiary of Koch Industries, Inc.)
• Panduit Corporation
• Sumitomo Corporation
• TE Connectivity, Ltd.
• Yazaki Corporation

Powertrain Systems	• Bosch Group
• Continental AG
• Denso Corporation
• Hitachi, Ltd.
• Magneti Marelli S.p.A.

Electronics and Safety	• Alpine Electronics
• Autoliv AB
• Bosch Group
• Continental AG
• Denso Corporation
• Harman International Industries
• Panasonic Corporation
• Visteon Corporation
• ZF Friedrichshafen AG
Customers
We sell our products and services to the major global OEMs in every region of the world. We also sell our products to the worldwide aftermarket for replacement parts, including the aftermarket operations of our OEM customers and to other distributors and retailers. The following table provides the percentage of net sales to our largest customers for the year ended December 31, 2016:

Customer	Percentage of Net Sales
GM	14%
Volkswagen Group (“VW”)	8%
Ford Motor Company (“Ford”)	6%
Fiat Chrysler Automobiles N.V. ("FCA")	5%
Shanghai General Motors Company Limited	5%
Daimler AG (“Daimler”)	5%
PSA Peugeot Citroën (“PSA”)	5%
Hyundai Motor Company	3%
Geely Automobile Holdings Limited	3%
Toyota Motor Corporation	2%

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
Our Global Operations
Information concerning principal geographic areas is set forth below. Net sales data reflects the manufacturing location for the years ended December 31, 2016, 2015 and 2014. Net property data is as of December 31, 2016, 2015 and 2014.

	Year Ended December 31, 2016		Year Ended December 31, 2015		Year Ended December 31, 2014
	(in millions)
	Net Sales	Net Property (1)	Net Sales	Net Property (1)	Net Sales	Net Property (1)
United States (2)	$6,037	$980	$5,536	$898	$5,160	$675
Other North America	143	171	146	147	208	135
Europe, Middle East & Africa (3)	5,871	1,435	5,275	1,469	5,940	1,395
Asia Pacific (4)	4,274	858	3,839	809	3,552	732
South America	336	71	369	54	639	84
Total	$16,661	$3,515	$15,165	$3,377	$15,499	$3,021

(1)	Net property data represents property, plant and equipment, net of accumulated depreciation.

(2)
Includes net sales and machinery, equipment and tooling that relate to the Company's maquiladora operations located in Mexico. These assets are utilized to produce products sold to customers located in the United States.

(3)
Includes our country of domicile, Jersey, and the country of our principal executive offices, the United Kingdom. We had no sales in Jersey in any period. We had net sales of $827 million, $834 million and $892 million in the United Kingdom for the years ended December 31, 2016, 2015 and 2014, respectively. We had net property in the United Kingdom of $230 million, $276 million and $231 million as of December 31, 2016, 2015 and 2014, respectively. The largest portion of net sales in the Europe, Middle East & Africa region was $959 million in Germany, $834 million in the United Kingdom and $892 million in the United Kingdom for the years ended December 31, 2016, 2015 and 2014, respectively.

(4)	Net sales and net property in Asia Pacific are primarily attributable to China.

Research, Development and Intellectual Property
We maintain technical engineering centers in major regions of the world to develop and provide advanced products, processes and manufacturing support for all of our manufacturing sites, and to provide our customers with local engineering capabilities and design development on a global basis. As of December 31, 2016, we employed over 20,000 scientists, engineers and technicians around the world. Our total investment in research and development, including engineering, was approximately $1.5 billion, $1.5 billion and $1.6 billion for the years ended December 31, 2016, 2015 and 2014, respectively, which includes approximately $300 million, $300 million and $400 million of co-investment by customers and government agencies. Each year we share some engineering expenses with OEMs and government agencies. While this amount varies from year-to-year, it is generally in the range of 20% to 30% of engineering expenses.
We utilize a Technology Advisory Council, a panel of prominent global technology thought leaders, which guides our product strategies and investments in technology with a focus on developing advanced technologies to drive growth. We believe that our engineering and technical expertise, together with our emphasis on continuing research and development, allow us to use the latest technologies, materials and processes to solve problems for our customers and to bring new, innovative products to market. We believe that continued engineering activities are critical to maintaining our pipeline of technologically advanced products. Given our strong financial discipline, we seek to effectively manage fixed costs and efficiently rationalize capital spending by critically evaluating the profit potential of new and existing customer programs, including investment in innovation and technology. We maintain our engineering activities around our focused product portfolio and allocate our capital and resources to those products with distinctive technologies. We expect expenditures for research and development activities, including engineering, net of co-investment, to be approximately $1.2 billion for the year ended December 31, 2017.
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
Materials
We procure our raw materials from a variety of suppliers around the world. Generally, we seek to obtain materials in the region in which our products are manufactured in order to minimize transportation and other costs. The most significant raw materials we use to manufacture our products include copper and resins. As of December 31, 2016, we have not experienced any significant shortages of raw materials and normally do not carry inventories of such raw materials in excess of those reasonably required to meet our production and shipping schedules.
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
Employees
As of December 31, 2016, we employed approximately 145,000 people; 28,000 salaried employees and 117,000 hourly employees. In addition, we maintain an alternative workforce of 21,000 contract and temporary workers. Our employees are represented worldwide by numerous unions and works councils, including the International Union of Electronic, Electrical,

Salaried, Machine and Furniture Workers - Communications Workers of America ("IUE-CWA") and the Confederacion De Trabajadores Mexicanos. In the U.S., our employees are represented by only the IUE-CWA, with which we have competitive wage and benefit packages.
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
Certain environmental laws assess liability on current or previous owners or operators of real property for the cost of removal or remediation of hazardous substances. In addition to clean-up actions brought by U.S. federal, state, local and non-U.S. agencies, plaintiffs could raise personal injury or other private claims due to the presence of hazardous substances on or from a property. At this time, we are involved in various stages of investigation and cleanup related to environmental remediation matters at certain of our present and former facilities. In addition, there may be soil or groundwater contamination at several of our properties resulting from historical, ongoing or nearby activities.
At December 31, 2016, 2015 and 2014, the undiscounted reserve for environmental investigation and remediation was approximately $6 million, $4 million and $5 million, respectively. Additionally, as of December 31, 2016, 2015 and 2014, the undiscounted reserve for environmental investigation and remediation attributable to discontinued operations included within liabilities held for sale was approximately $0, $6 million and $16 million, respectively, of which $0, $0 and $7 million, respectively, related to sites within the U.S. We cannot ensure that our eventual environmental remediation costs and liabilities will not exceed the amount of our current reserves. In the event that such liabilities were to significantly exceed the amounts recorded, our results of operations could be materially affected.

SUPPLEMENTARY ITEM. EXECUTIVE OFFICERS OF THE REGISTRANT
The name, age (as of February 1, 2017), current positions and description of business experience of each of our executive officers are listed below. Our executive officers are elected annually by the Board of Directors and hold office until their successors are elected and qualified or until the officer’s resignation or removal. Positions noted below reflect current service to Delphi Automotive PLC and prior service to Delphi Automotive LLP. Other than Mr. Massaro, Mr. Dorlack and Ms. Suver, each officer listed below as a senior vice president was a vice president until February 2012.
Kevin P. Clark, 54, is president and chief executive officer (CEO) of Delphi and is a member of the company's board of directors. Mr. Clark was named president and CEO and became a member of the board in March 2015. Previously, Mr. Clark was chief operating officer (COO) since October 2014. Prior to the COO position, Mr. Clark was chief financial officer and executive vice president since February 2013. He was appointed vice president and chief financial officer in July 2010. Previously, Mr. Clark was a founding partner of Liberty Lane Partners, LLC, a private-equity investment firm focused on building and improving middle-market companies. Prior to Liberty Lane Partners, Mr. Clark served as the chief financial officer of Fisher-Scientific International Inc., a manufacturer, distributor and service provider to the global healthcare market. Mr. Clark served as Fisher-Scientific’s chief financial officer from the company’s initial public offering in 2001 through the completion of its merger with Thermo Electron Corporation in 2006. Prior to becoming chief financial officer, Mr. Clark served as Fisher-Scientific’s corporate controller and treasurer.
Joseph R. Massaro, 47, is chief financial officer and senior vice president of Delphi, a position he has held since March 2016. Mr. Massaro joined Delphi in October 2013 as vice president, Internal Audit, and in September 2014 was appointed to the position of vice president, Corporate Controller. Previously, Mr. Massaro was a managing director at Liberty Lane Partners from 2008 to 2013. While there he also served as chief financial officer of inVentiv Health Inc. from 2010 to 2013, a Liberty Lane portfolio company. Prior to Liberty Lane, he served in a variety of finance and operational roles at Thermo Fisher Scientific from 2002 to 2007, including senior vice president of Global Business Services where his responsibilities included the global sourcing and information technology functions. Prior to the merger with Thermo Electron, he also served as vice president and corporate controller of Fisher Scientific and held several other senior finance positions.
Majdi Abulaban, 53, is senior vice president of Delphi and president of Delphi Electrical/Electronic Architecture (E/EA) effective February 2012. He also continues to serve as president of Delphi Asia Pacific. Mr. Abulaban was most recently president of the Connection Systems product business unit for Delphi E/EA. Mr. Abulaban was appointed managing director for the former Packard Electric Systems’ Asia Pacific operations and became chairman of the board for Delphi Packard Electric Systems Co., Ltd, (China) in July 2002. He previously held a variety of assignments, including business line executive for cockpits at the former Safety & Interior division since 2001 and director of Asia Pacific Operations for Delphi Harrison Thermal Systems since January 2000.
Liam Butterworth, 46, was named senior vice president of Delphi and president, Powertrain Systems in February 2014 and assumed responsibilities for Delphi Product & Service Solutions in September 2015. He previously was president of Delphi Connection Systems, a product business unit (PBU) of Delphi E/EA, from October 2012. He joined Delphi in 2012 after the company acquired FCI’s Motorized Vehicles Division, where he had been president and general manager from 2009 through the acquisition by Delphi. He joined FCI in 2000 and held positions in sales, marketing, purchasing and general management. Prior to FCI, Mr. Butterworth worked for Lucas Industries and TRW Automotive.
Jerome J. Dorlack, 36, is senior vice president of Delphi and president of Delphi Electrical Electronic Distribution Systems (DEEDS), effective February 2017, and will also assume responsibility for Delphi’s South American operations. Mr. Dorlack joined Delphi in April 2016 as the managing director Gas and Diesel RPBU- Americas for Delphi Powertrain Systems and was appointed to the position of vice president Delphi Powertrain Systems and general manager of Powertrain Products in July 2016. Prior to joining Delphi, Mr. Dorlack was the executive vice president of Global Commodity Procurement for  ZF Friedrichshafen AG ("ZF"), a global automotive supplier, from 2015 to 2016. Previously, he spent 15 years with TRW Automotive Holdings Corp., which was acquired by ZF in 2015, and TRW Inc., where he served in a variety of procurement and operational roles, including vice president of Global Purchasing, Supplier Development and Logistics from 2013 to 2015 and director of Quality & Continuous Improvement - Global Braking Systems from 2012 to 2013.
Jeffrey J. Owens, 62, was named chief technology officer and executive vice president of Delphi in February 2013. He previously was senior vice president and chief technology officer since February 2012. Prior to that role he was vice president of Delphi and president of Delphi Electronics and Safety since October 2009 and was previously vice president and president of Delphi Electronics and Safety, from September 2001 to September 2009. He also served as president of Delphi Asia Pacific from 2006 to 2009.
David M. Sherbin, 57, is senior vice president, general counsel, secretary and chief compliance officer of Delphi. He was named to his current position in October 2009 and previously was vice president, general counsel from October 2005 to October 2009. He was appointed chief compliance officer in January 2006. Prior to joining Delphi, Mr. Sherbin was vice president, general counsel and secretary for Pulte Homes, Inc., a national homebuilder, from January 2005 through September

2005. Mr. Sherbin joined Federal-Mogul Corporation in 1997 and was named senior vice president, general counsel, secretary and chief compliance officer in 2003.
Susan M. Suver, 57, is senior vice president and chief human resources officer, a position she has held since February 2015. Prior to joining Delphi, Ms. Suver was an executive with United States Steel Corporation, a leading integrated steel producer, where she was senior vice president of human resources and administration from 2013 to 2014 and vice president human resources from 2007 to 2013. Ms. Suver has also held positions with Phelps Dodge Corporation, a metals, mining and industrial manufacturing company, and Arrow Electronics, Inc., a global supply channel for electronic components and software.
Jugal K. Vijayvargiya, 48, is senior vice president of Delphi and president of Delphi Electronics and Safety (E&S). He was named to his current position in February 2012 and was most recently vice president of the Infotainment & Driver Interface PBU for Delphi E&S since August 2009. He was previously general director of the Controls & Security PBU since 2006. Earlier, Mr. Vijayvargiya was global business line executive (BLE) for Body Security & Mechatronics at Delphi Electrical/Electronic Architecture. Prior to his BLE assignment, Mr. Vijayvargiya was director of program management before being named product line manager of Audio Systems in 2002.

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
Our sensitivity to economic cycles and any related fluctuation in the businesses of our customers or potential customers may have a material adverse effect on our financial condition, results of operations or cash flows. Due to overall strong global economic conditions in 2016, the automotive industry experienced increased global customer sales and production schedules. Compared to 2015, vehicle production in 2016 increased by 2% in North America, 3% in Europe and 15% in China. However, economic uncertainties have continued to persist in South America, resulting in a decline of 12% in South American vehicle production in 2016, which follows a 19% decrease in that region in 2015. As a result, we have experienced and may continue to experience reductions in orders from OEM customers in certain regions. Uncertainty relating to global or regional economic conditions may have an adverse impact on our business. A prolonged downturn in the global or regional automotive industry, or a significant change in product mix due to consumer demand, could require us to shut down plants or result in impairment charges, restructuring actions or changes in our valuation allowances against deferred tax assets, which could be material to our financial condition and results of operations. If global economic conditions deteriorate or economic uncertainty increases, our customers and potential customers may experience deterioration of their businesses, which may result in the delay or cancellation of plans to purchase our products. If vehicle production were to remain at low levels for an extended period of time or if cash losses for customer defaults rise, our cash flow could be adversely impacted, which could result in our needing to seek additional financing to continue our operations. There can be no assurance that we would be able to secure such financing on terms acceptable to us, or at all.
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
If we do not respond appropriately, the evolution of the automotive industry towards autonomous vehicles and mobility on demand services could adversely affect our business.
The automotive industry is increasingly focused on the development of advanced driver assistance technologies, with the goal of developing and introducing a commercially-viable, fully automated driving experience. The high development cost of active safety and autonomous driving technologies may result in a higher risk of exposure to the success of new or disruptive technologies different than those being developed by us. There has also been an increase in consumer preferences for mobility on demand services, such as car- and ride-sharing, as opposed to automobile ownership, which may result in a long term reduction in the number of vehicles per capita. These evolving areas have also attracted increased competition from entrants outside the traditional automotive industry. If we do not continue to innovate to develop or acquire new and compelling products that capitalize upon new technologies in response to OEM and consumer preferences, this could have an adverse impact on our results of operations.
Declines in the market share or business of our five largest customers may have a disproportionate adverse impact on our revenues and profitability.
Our five largest customers accounted for approximately 38% of our total net sales in the year ended December 31, 2016. Accordingly, our revenues may be disproportionately affected by decreases in any of their businesses or market share. Because our customers typically have no obligation to purchase a specific quantity of parts, a decline in the production levels of any of our major customers, particularly with respect to models for which we are a significant supplier, could disproportionately reduce our sales and thereby adversely affect our financial condition, operating results and cash flows. See Item 1. Supply Relationships with Our Customers.
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
Cost-cutting initiatives adopted by our customers result in increased downward pressure on pricing. Our customer supply agreements generally require step-downs in component pricing over the period of production, typically one to two percent per year. In addition, our customers often reserve the right to terminate their supply contracts for convenience, which enhances their ability to obtain price reductions. OEMs have also possessed significant leverage over their suppliers, including us, because the automotive component supply industry is highly competitive, serves a limited number of customers, has a high fixed cost base and historically has had excess capacity. Based on these factors, and the fact that our customers’ product programs typically last a number of years and are anticipated to encompass large volumes, our customers are able to negotiate favorable pricing. Accordingly, as a Tier I supplier, we are subject to substantial continuing pressure from OEMs to reduce the price of our products. For example, our customer supply agreements generally provide for annual reductions in pricing of our products over the period of production. It is possible that pricing pressures beyond our expectations could intensify as OEMs pursue restructuring and cost cutting initiatives. If we are unable to generate sufficient production cost savings in the future to offset price reductions, our gross margin and profitability would be adversely affected. See Item 1. Supply Relationships with Our Customers for a detailed discussion of our supply agreements with our customers.
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
Our future growth is dependent on our making the right investments at the right time to support product development and manufacturing capacity in geographic areas where we can support our customer base and in product areas of evolving vehicle technologies. We have identified the Asia Pacific region, and more specifically China, as a key geographic market, and have identified advanced driver assistance systems and autonomous driving technologies as a key product market. We believe these markets are likely to experience substantial long term growth, and accordingly have made and expect to continue to make substantial investments, both directly and through participation in various partnerships and joint ventures, in numerous manufacturing operations, technical centers, research and development activities and other infrastructure to support anticipated growth in these areas. If we are unable to deepen existing and develop additional customer relationships in the Asia Pacific region, or are unable to develop and introduce market-relevant advanced driver assistance technologies, we may not only fail to realize expected rates of return on our existing investments, but we may incur losses on such investments and be unable to timely redeploy the invested capital to take advantage of other markets or product categories, potentially resulting in lost market share to our competitors. Our results will also suffer if these areas do not grow as quickly as we anticipate.
Our business in China is subject to aggressive competition and is sensitive to economic and market conditions.
Maintaining a strong position in the Chinese market is a key component of our global growth strategy. The automotive supply market in China is highly competitive, with competition from many of the largest global manufacturers and numerous smaller domestic manufacturers. As the size of the Chinese market continues to increase over the long term, we anticipate that additional competitors, both international and domestic, will seek to enter the Chinese market and that existing market participants will act aggressively to increase their market share. Increased competition may result in price reductions, reduced margins and our inability to gain or hold market share. Additionally, there have been periods of increased market volatility and moderations in the level of economic growth in China, which resulted in periods of lower automotive production growth rates in China than those previously experienced. For example, automotive production in China increased 4% in 2015 as compared to 2014, which represented a reduction from the overall level of long-term automotive market growth in the country. In 2016, automotive production in China increased 15% as compared to 2015, benefiting in part from a consumer vehicle tax reduction program. Following a partial increase in the consumer vehicle tax in 2017, vehicle production volumes in China are expected to increase by 1% in 2017. Our business in China is sensitive to economic and market conditions that drive automotive sales volumes in China and may be impacted if there are reductions in vehicle demand in China. If we are unable to maintain our position in the Chinese market or if vehicle sales in China decrease or do not continue to increase, our business and financial results could be materially adversely affected.
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
The global automotive component supply industry is highly competitive. Competition is based primarily on price, technology, quality, delivery and overall customer service. There can be no assurance that our products will be able to compete successfully with the products of our competitors. Furthermore, the rapidly evolving nature of the geographic markets in which we compete has attracted, and may continue to attract, new entrants, particularly in countries such as China or in areas of evolving vehicle technologies such as active safety and automated driving, which has attracted new entrants from outside the traditional automotive supply industry. Additionally, consolidation in the automotive industry may lead to decreased product purchases from us. As a result, our sales levels and margins could be adversely affected by pricing pressures from OEMs and pricing actions of competitors. These factors led to selective resourcing of business to competitors in the past and may also do so in the future. In addition, any of our competitors may foresee the course of market development more accurately than us, develop products that are superior to our products, have the ability to produce similar products at a lower cost than us, adapt more quickly than us to new technologies or evolving customer requirements or develop or introduce new products or solutions before we do, particularly related to potential transformative technologies such as autonomous driving solutions. As a result, our products may not be able to compete successfully with their products. These trends may adversely affect our sales as well as the profit margins on our products. If we do not continue to innovate to develop or acquire new and compelling products that capitalize upon new technologies, this could have a material adverse impact on our results of operations.
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
Changes in legislative, regulatory or industry requirements or in competitive technologies may render certain of our products obsolete or less attractive. Our ability to anticipate changes in technology and regulatory standards and to successfully develop and introduce new and enhanced products on a timely basis are significant factors in our ability to remain competitive and to maintain or increase our revenues. For example, the evolving sector of automated driver assistance and autonomous driving technologies has led to new regulations issued by the U.S. Department of Transportation ("DOT") in 2016 which will require manufacturers of autonomous vehicles to provide documentation covering specific topics to regulators, such as how automated systems detect objects on the road, how information is displayed to drivers, what cybersecurity measures are in place and the testing and validation methods used to develop the autonomous driving system. In addition to these issued regulations, there remains potential for the continued introduction of new and expanded regulations in this space, including potential requirements for autonomous vehicle systems to receive approval from the DOT or other regulatory agencies prior to commercial introduction. It is also possible that regulations in this space may diverge among jurisdictions, leading to increased compliance costs.
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
To compete effectively in the automotive supply industry, we must be able to launch new products to meet changing consumer preferences and our customers’ demand in a timely and cost-effective manner. Our ability to respond to competitive pressures and react quickly to other major changes in the marketplace, including the potential introduction of disruptive technologies such as autonomous driving solutions, increased gasoline prices, or consumer desire for and availability of vehicles with advanced driver assistance technologies or which use alternative fuels is also a risk to our future financial performance.
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
Certain of our non-U.S. subsidiaries sponsor defined benefit pension plans, which generally provide benefits based on negotiated amounts for each year of service. Our primary funded non-U.S. plans are located in Mexico and the United Kingdom and were underfunded by $521 million as of December 31, 2016. The funding requirements of these benefit plans, and the related expense reflected in our financial statements, are affected by several factors that are subject to an inherent degree of uncertainty and volatility, including governmental regulation. In addition to the defined benefit pension plans, we have retirement obligations driven by requirements in many of the countries in which we operate. These legally required plans require payments at the time benefits are due. Obligations, net of plan assets, related to the defined benefit pension plans and statutorily required retirement obligations totaled $925 million at December 31, 2016, of which $10 million is included in accrued liabilities, $923 million is included in long-term liabilities and $8 million is included in long-term assets in our consolidated balance sheet. Key assumptions used to value these benefit obligations and the cost of providing such benefits, funding requirements and expense recognition include the discount rate and the expected long-term rate of return on pension assets. If the actual trends in these factors are less favorable than our assumptions, this could have an adverse effect on our results of operations and financial condition.
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
We have currency exposures related to buying, selling and financing in currencies other than the local currencies of the countries in which we operate. Approximately 64% of our net revenue for the year ended December 31, 2016 came from sales outside the United States, which were primarily invoiced in currencies other than the U.S. dollar, and we expect net revenue from non-U.S. markets to continue to represent a significant portion of our net revenue. Accordingly, significant changes in currency exchange rates, particularly the Euro, Chinese Yuan (Renminbi), British Pound and Brazilian Real, could cause fluctuations in the reported results of our businesses’ operations that could negatively affect our results of operations. Price increases caused by currency exchange rate fluctuations may make our products less competitive or have an adverse effect on our margins. Currency exchange rate fluctuations may also disrupt the business of our suppliers by making their purchases of raw materials more expensive and more difficult to finance.
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
The majority of our manufacturing and distribution facilities are in countries outside of the U.S., including Mexico, China and other countries in Asia Pacific, Eastern and Western Europe, South America and Northern Africa. We also purchase raw materials and other supplies from many different countries around the world. For the year ended December 31, 2016, approximately 64% of our net revenue came from sales outside the United States. International operations are subject to certain risks inherent in doing business abroad, including:

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
Existing free trade laws and regulations, such as the North American Free Trade Agreement, provide certain beneficial duties and tariffs for qualifying imports and exports, subject to compliance with the applicable classification and other requirements. Changes in laws or policies governing the terms of foreign trade, and in particular increased trade restrictions, tariffs or taxes on imports from countries where we manufacture products, such as China and Mexico, could have a material adverse affect on our business and financial results.
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
Although we are actively monitoring the ongoing potential impacts of Brexit and will seek to minimize its impact on our business, any of these effects of Brexit, among others, could adversely affect our business, business opportunities, results of operations, financial condition and cash flows. Approximately 5% of our annual net sales are generated in the U.K., and approximately 3% are denominated in British pounds.
If we fail to manage our growth effectively or to integrate successfully any new or future business ventures, acquisitions or strategic alliance into our business, our business could be materially adversely harmed.
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

Certain environmental laws impose liability, sometimes regardless of fault, for investigating or cleaning up contamination on or emanating from our currently or formerly owned, leased or operated property, as well as for damages to property or natural resources and for personal injury arising out of such contamination. Some of these environmental laws may also assess liability on persons who arrange for hazardous substances to be sent to third party disposal or treatment facilities when such facilities are found to be contaminated. At this time, we are involved in various stages of investigation and cleanup related to environmental remediation matters at a number of present and former facilities. The ultimate cost to us of site cleanups is difficult to predict given the uncertainties regarding the extent of the required cleanup, the potential for ongoing environmental monitoring and maintenance that could be required for many years, the interpretation of applicable laws and regulations, alternative cleanup methods, and potential agreements that could be reached with governmental and third parties. While we have environmental reserves of approximately $6 million at December 31, 2016 for the cleanup of presently-known environmental contamination conditions, it cannot be guaranteed that actual costs will not significantly exceed these reserves. We also could be named a potentially responsible party at additional sites in the future and the costs associated with such future sites may be material.
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
In addition, we conduct significant business operations in Brazil that are subject to the Brazilian federal labor, social security, environmental, tax and customs laws as well as a variety of state and local laws. While we believe we comply with such laws, they are complex, subject to varying interpretations, and we are often engaged in litigation with government agencies regarding the application of these laws to particular circumstances. As of December 31, 2016, the majority of claims asserted against Delphi in Brazil relate to such litigation. The remaining claims relate to commercial and labor litigation with private parties in Brazil. As of December 31, 2016, claims totaling approximately $185 million (using December 31, 2016 foreign currency rates) have been asserted against Delphi in Brazil. As of December 31, 2016, we maintained reserves for these asserted claims of approximately $30 million (using December 31, 2016 foreign currency rates).
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
Our future effective tax rates could be affected by changes in the mix of earnings in countries with differing statutory rates and changes in tax laws or their interpretation including changes related to tax holidays or tax incentives. Our taxes could increase if certain tax holidays or incentives are not renewed upon expiration, or if tax rates or regimes applicable to us in such jurisdictions are otherwise increased.
The amount of tax we pay is subject to our interpretation of applicable tax laws in the jurisdictions in which we file. We have taken and will continue to take tax positions based on our interpretation of such tax laws. In particular, we will seek to organize and operate ourselves in such a way that we are and remain tax resident in the United Kingdom. Additionally, in determining the adequacy of our provision for income taxes, we regularly assess the likelihood of adverse outcomes resulting from tax examinations. While it is often difficult to predict the final outcome or the timing of the resolution of a tax examination, our reserves for uncertain tax benefits reflect the outcome of tax positions that are more likely than not to occur. While we believe that we have complied with all applicable tax laws, there can be no assurance that a taxing authority will not have a different interpretation of the law and assess us with additional taxes. Should additional taxes be assessed, this may result in a material adverse effect on our results of operations and financial condition.

ITEM 1B. UNRESOLVED STAFF COMMENTS
We have no unresolved SEC staff comments to report.

ITEM 2. PROPERTIES
As of December 31, 2016, we owned or leased 126 major manufacturing sites and 15 major technical centers. A manufacturing site may include multiple plants and may be wholly or partially owned or leased. We also have many smaller manufacturing sites, sales offices, warehouses, engineering centers, joint ventures and other investments strategically located throughout the world. We have a presence in 46 countries. The following table shows the regional distribution of our major manufacturing sites by the operating segment that uses such facilities:

	North America	Europe, Middle East & Africa	Asia Pacific	South America	Total
Electrical/Electronic Architecture	32	34	25	5	96
Powertrain Systems	4	8	5	1	18
Electronics and Safety	3	6	3	—	12
Total	39	48	33	6	126
In addition to these manufacturing sites, we had 15 major technical centers: five in North America; five in Europe, Middle East and Africa; four in Asia Pacific; and one in South America.
Of our 126 major manufacturing sites and 15 major technical centers, which include facilities owned or leased by our consolidated subsidiaries, 75 are primarily owned and 66 are primarily leased.
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

Unsecured Creditors Litigation
Delphi has been subject to ongoing litigation related to general unsecured claims against the former Delphi Corporation, now known as DPHH, resulting from that entity's 2005 bankruptcy filing. The Fourth Amended and Restated Limited Liability Partnership Agreement of Delphi Automotive LLP (the “Fourth LLP Agreement”) was entered into on July 12, 2011 by the members of Delphi Automotive LLP in order to position the Company for its initial public offering. Under the terms of the Fourth LLP Agreement, if cumulative distributions to the members of Delphi Automotive LLP under certain provisions of the Fourth LLP Agreement exceed $7.2 billion, Delphi, as disbursing agent on behalf of DPHH, is required to pay to the holders of allowed general unsecured claims against DPHH, $32.50 for every $67.50 in excess of $7.2 billion distributed to the members, up to a maximum amount of $300 million. In December 2014, a complaint was filed in the United States Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court") alleging that the 2011 redemption by Delphi Automotive LLP of the membership interests of GM and the Pension Benefit Guaranty Corporation (the "PBGC") totaling $4.4 billion, and the subsequent repurchase of shares and payment of dividends by Delphi Automotive PLC, constituted distributions under the terms of the Fourth LLP Agreement approximating $7.2 billion, triggering the maximum $300 million distribution to the holders of general unsecured claims.
In May 2016, the Bankruptcy Court initially denied both parties' motions for summary judgment, requiring further submissions to the Bankruptcy Court regarding the parties' intent with respect to the redemptions of the GM and PBGC membership interests. On January 12, 2017, the Bankruptcy Court granted summary judgment in favor of the plaintiffs, ruling that the membership interest redemption payments qualified as distributions, which, along with share repurchases and dividend payments made by Delphi, count toward the $7.2 billion threshold, and thus the $300 million maximum distribution for general unsecured claims has been triggered. The Bankruptcy Court will rule on the application of pre-judgment interest at a future date.
In connection with the ruling, the Company recorded a reserve of $300 million in the fourth quarter of 2016. The reserve was recorded to other expense in the consolidated statement of operations, and resulted in a corresponding reduction in earnings per diluted share of approximately $1.10 for the year ended December 31, 2016. However, Delphi continues to consider cumulative distributions through December 31, 2016 to be substantially below the $7.2 billion threshold, and intends to vigorously contest the ruling through the appeals process. Delphi filed a notice of appeal on January 26, 2017.
Brazil Matters
Delphi conducts business operations in Brazil that are subject to the Brazilian federal labor, social security, environmental, tax and customs laws, as well as a variety of state and local laws. While Delphi believes it complies with such laws, they are complex, subject to varying interpretations, and the Company is often engaged in litigation with government agencies regarding the application of these laws to particular circumstances. As of December 31, 2016, the majority of claims asserted against Delphi in Brazil relate to such litigation. The remaining claims in Brazil relate to commercial and labor litigation with private parties. As of December 31, 2016, claims totaling approximately $185 million (using December 31, 2016 foreign currency rates) have been asserted against Delphi in Brazil. As of December 31, 2016, the Company maintains accruals for these asserted claims of $30 million (using December 31, 2016 foreign currency rates). The amounts accrued represent claims that are deemed probable of loss and are reasonably estimable based on the Company’s analyses and assessment of the asserted claims and prior experience with similar matters. While the Company believes its accruals are adequate, the final amounts required to resolve these matters could differ materially from the Company’s recorded estimates and Delphi’s results of operations could be materially affected. The Company estimates the reasonably possible loss in excess of the amounts accrued related to these claims to be zero to $155 million.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our ordinary shares have been publicly traded since November 17, 2011 when our ordinary shares were listed and began trading on the New York Stock Exchange ("NYSE") under the symbol “DLPH.”
The following table sets forth the high and low sales price per share of our ordinary shares, as reported by NYSE, for 2015 and 2016. As of January 27, 2017, there were approximately 3 shareholders of record of our ordinary shares.

	Price Range of Ordinary Shares
	High	Low
2015
Period from January 1 through March 31, 2015	$82.24	$66.10
Period from April 1 through June 30, 2015	90.57	78.17
Period from July 1 through September 30, 2015	86.31	66.27
Period from October 1 through December 31, 2015	88.89	75.18
2016
Period from January 1 through March 31, 2016	$84.80	$55.59
Period from April 1 through June 30, 2016	78.00	58.04
Period from July 1 through September 30, 2016	72.13	58.97
Period from October 1 through December 31, 2016	71.95	60.50
The following graph reflects the comparative changes in the value from December 31, 2011 through December 31, 2016, assuming an initial investment of $100 and the reinvestment of dividends, if any in (1) our ordinary shares, (2) the S&P 500 index, and (3) the Automotive Supplier Peer Group. Historical performance may not be indicative of future shareholder returns.

Stock Performance Graph
*    $100 invested on December 31, 2011 in our stock or in the relevant index, including reinvestment of dividends. Fiscal year ended December 31, 2016.

(1)	Delphi Automotive PLC

(2)	S&P 500 – Standard & Poor’s 500 Total Return Index

(3)
Automotive Supplier Peer Group – Russell 3000 Auto Parts Index, including American Axle & Manufacturing, BorgWarner Inc., Cooper Tire & Rubber Company, Dana Inc., Delphi Automotive PLC, Dorman Products Inc., Federal-Mogul Corp., Ford Motor Co., General Motors Co., Gentex Corp., Gentherm Inc., Genuine Parts Co., Goodyear Tire & Rubber Co., Johnson Controls International PLC, Lear Corp., LKQ Corp., Meritor Inc., Standard Motor Products Inc., Stoneridge Inc., Superior Industries International, Tenneco Inc., Tesla Motors Inc., Tower International Inc., Visteon Corp., and WABCO Holdings Inc.

Company Index	December 31, 2011	December 31, 2012	December 31, 2013	December 31, 2014	December 31, 2015	December 31, 2016
Delphi Automotive PLC (1)	$100.00	$177.58	$283.02	$347.40	$414.58	$331.43
S&P 500 (2)	100.00	116.00	153.58	174.60	177.01	198.18
Automotive Supplier Peer Group (3)	100.00	127.04	188.67	203.06	198.34	202.30
Dividends
The Company has declared and paid cash dividends of $0.25 and $0.29 per ordinary share in each quarter of 2015 and 2016, respectively. In addition, in January 2017, the Board of Directors declared a regular quarterly cash dividend of $0.29 per ordinary share, payable on February 15, 2017 to shareholders of record at the close of business on February 6, 2017.

Equity Compensation Plan Information
The table below contains information about securities authorized for issuance under equity compensation plans. The features of these plans are discussed further in Note 21. Share-Based Compensation to our consolidated financial statements.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Restricted Common Stock Warrants and Rights (a)		Weighted-Average Exercise Price of Outstanding Options, Restricted Common Stock Warrants and Rights (b)		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,768,365	(1)	$—	(2)	15,991,300	(3)
Equity compensation plans not approved by security holders	—		—		—
Total	1,768,365		—		15,991,300

(1)
Includes (a) 26,474 outstanding restricted stock units granted to our Board of Directors and (b) 1,741,891 outstanding time- and performance-based restricted stock units granted to our executives. All grants were made under the Delphi Automotive PLC Long Term Incentive Plan, as amended and restated effective April 23, 2015 (the "PLC LTIP"). Includes accrued dividend equivalents.

(2)	The restricted stock units have no exercise price.

(3)	Remaining shares available under the PLC LTIP.
Repurchase of Equity Securities
A summary of our ordinary shares repurchased during the quarter ended December 31, 2016, is shown below:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (in millions) (3)
October 1, 2016 to October 31, 2016	450,272	$66.63	450,272	$1,442
November 1, 2016 to November 30, 2016	1,019,678	66.61	1,019,678	1,374
December 1, 2016 to December 31, 2016	31,671	65.21	31,671	1,372
Total	1,501,621	66.58	1,501,621

(1)	The total number of shares purchased under the Board authorized plans described below.

(2)	Excluding commissions.

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

	Year Ended December 31,
	2016	2015 (1)	2014	2013	2012 (2)
	(dollars and shares in millions, except per share data)
Statements of operations data:
Net sales	$16,661	$15,165	$15,499	$15,051	$14,070
Depreciation and amortization (3)	704	540	540	499	445
Operating income	1,947	1,723	1,758	1,627	1,390
Interest expense	(156)	(127)	(135)	(143)	(136)
Income from continuing operations	1,218	1,261	1,380	1,241	1,095
Income from discontinued operations, net of tax	108	274	60	60	65
Net income	1,326	1,535	1,440	1,301	1,160
Net income attributable to noncontrolling interest	69	85	89	89	83
Net income attributable to Delphi	1,257	1,450	1,351	1,212	1,077

Net income per share data:
Basic net income per share:
Continuing operations	$4.22	$4.16	$4.36	$3.76	$3.19
Discontinued operations	0.38	0.92	0.14	0.14	0.15
Basic net income per share attributable to Delphi	$4.60	$5.08	$4.50	$3.90	$3.34
Diluted net income per share:
Continuing operations	$4.21	$4.14	$4.34	$3.75	$3.18
Discontinued operations	0.38	0.92	0.14	0.14	0.15
Diluted net income per share attributable to Delphi	$4.59	$5.06	$4.48	$3.89	$3.33
Weighted average shares outstanding	273	285	300	311	323
Cash dividends declared and paid	$1.16	$1.00	$1.00	$0.68	$—

Other financial data:
Capital expenditures	$828	$704	$779	$605	$642
Adjusted operating income (4)	2,223	1,971	1,925	1,779	1,577
Adjusted operating income margin (5)	13.3%	13.0%	12.4%	11.8%	11.2%
Net cash provided by operating activities (6)	$1,941	$1,703	$2,135	$1,750	$1,478
Net cash used in investing activities (6)	(578)	(1,699)	(1,186)	(655)	(1,631)
Net cash used in financing activities (6)	(1,081)	(284)	(1,398)	(822)	(105)

	As of December 31,
	2016	2015	2014	2013	2012
	(in millions, except employee data)
Balance sheet and employment data:
Cash and cash equivalents	$838	$535	$859	$1,337	$1,019
Total assets (7)	$12,292	$11,973	$10,721	$11,016	$10,126
Total debt (7)	$3,971	$4,008	$2,426	$2,381	$2,414
Working capital, as defined (8)	$1,607	$1,390	$1,135	$1,152	$1,213
Shareholders’ equity	$2,763	$2,733	$3,013	$3,434	$2,830
Global employees (9)	145,000	139,000	127,000	117,000	118,000

(1)
On December 18, 2015, we completed the acquisition of HellermannTyton Group PLC, a leading global manufacturer of high-performance and innovative cable management solutions. Given the timing of the acquisition it is not fully reflected in our 2015 results and impacts comparability to 2016 results.

(2)
On October 26, 2012, we completed the acquisition of the Motorized Vehicles Division of FCI (“MVL”), a leading global manufacturer of automotive connection systems with a focus on high-value, leading technology applications. Given the timing of the acquisition it is not fully reflected in our 2012 results and impacts comparability to 2013 results.

(3)	Includes long-lived asset and goodwill impairments.
(4)
Adjusted Operating Income represents net income before interest expense, other income (expense), net, income tax expense, equity income (loss), net of tax, income (loss) from discontinued operations, net of tax, restructuring, other acquisition and portfolio project costs (which includes costs incurred to integrate acquired businesses and to plan and execute product portfolio transformation actions, including business and product acquisitions and divestitures), asset impairments and gains (losses) on business divestitures. Adjusted Operating Income is presented as a supplemental measure of the Company's financial performance which management believes is useful to investors in assessing the Company’s ongoing financial performance that, when reconciled to the corresponding U.S. GAAP measure, provides improved comparability between periods through the exclusion of certain items that management believes are not indicative of the Company’s core operating performance and which may obscure underlying business results and trends. Our management utilizes Adjusted Operating Income in its financial decision making process, to evaluate performance of the Company and for internal reporting, planning and forecasting purposes. Management also utilizes Adjusted Operating Income as the key performance measure of segment income or loss and for planning and forecasting purposes to allocate resources to our segments, as management also believes this measure is most reflective of the operational profitability or loss of our operating segments. Adjusted Operating Income should not be considered a substitute for results prepared in accordance with U.S. GAAP and should not be considered an alternative to net income attributable to Delphi, which is the most directly comparable financial measure to Adjusted Operating Income that is in accordance with U.S. GAAP. Adjusted Operating Income, as determined and measured by Delphi, should also not be compared to similarly titled measures reported by other companies.

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

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(in millions)
Adjusted operating income	$2,223	$1,971	$1,925	$1,779	$1,577
Restructuring	(328)	(177)	(140)	(137)	(163)
Other acquisition and portfolio project costs	(59)	(47)	(20)	(15)	(9)
Asset impairments	(30)	(16)	(7)	—	(15)
Gain (loss) on business divestitures, net	141	(8)	—	—	—
Operating income	$1,947	$1,723	$1,758	$1,627	$1,390
Interest expense	$(156)	$(127)	$(135)	$(143)	$(136)
Other (expense) income, net	(366)	(88)	(8)	(18)	5
Income from continuing operations before income taxes and equity income	1,425	1,508	1,615	1,466	1,259
Income tax expense	(242)	(263)	(255)	(240)	(174)
Equity income, net of tax	35	16	20	15	10
Income from continuing operations	1,218	1,261	1,380	1,241	1,095
Income from discontinued operations, net of tax	108	274	60	60	65
Net income	1,326	1,535	1,440	1,301	1,160
Net income attributable to noncontrolling interest	69	85	89	89	83
Net income attributable to Delphi	$1,257	$1,450	$1,351	$1,212	$1,077

(5)	Adjusted operating income margin is defined as adjusted operating income as a percentage of Net sales.
(6)	Includes amounts attributable to discontinued operations.
(7)
Prior year amounts have been recast to reflect the adoption of ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs in 2015, as further described in Note 2. Significant Accounting Policies to the audited consolidated financial statements included herein.

(8)	Working capital is calculated herein as accounts receivable plus inventories less accounts payable.
(9)
Excludes temporary and contract workers. As of December 31, 2016, we employed approximately 21,000 temporary and contract workers. Periods prior to December 31, 2015 include employees of discontinued operations.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following management’s discussion and analysis of financial condition and results of operations (“MD&A”) is intended to help you understand the business operations and financial condition of the Company for the three year period ended December 31, 2016. This discussion should be read in conjunction with Item 8. Financial Statements and Supplementary Data. Our MD&A is presented in seven sections:

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
As described in Note 25. Discontinued Operations to the audited consolidated financial statements included herein, on March 31, 2016 we completed the final step of our strategy to divest our former Thermal Systems business through the sale of our ownership interest in the Shanghai Delphi Automotive Air Conditioning ("SDAAC") joint venture for net cash proceeds of $62 million. Previously, on June 30, 2015 we completed the sale of the Company's wholly owned Thermal Systems business to MAHLE GmbH ("MAHLE") for net cash proceeds of approximately $660 million, and on September 24, 2015 we completed the sale of our interest in the Korea Delphi Automotive Systems Corporation ("KDAC") joint venture to a separate buyer for net cash proceeds of $70 million. The SDAAC and KDAC joint ventures were previously reported within the Thermal Systems segment. The divestiture of the Thermal Systems business positions us with a strategically focused product portfolio in high-growth spaces to meet consumer preferences for products that address the industry mega-trends of Safe, Green and Connected. Proceeds from the sale were used to fund growth initiatives, including acquisitions, as well as share repurchases. As the disposal of the Thermal Systems business represents a strategic shift that will have a major effect on the Company's operations and financial results, the assets and liabilities, operating results, and operating and investing cash flows for the previously reported Thermal Systems segment are presented as discontinued operations separate from the Company’s continuing operations for all periods presented. This Management’s Discussion and Analysis reflects the results of continuing operations, unless otherwise noted.
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
Our achievements in 2016 included the following:

•	Generating gross business bookings of $25.6 billion, based upon expected volumes and pricing;

•	Generating $1.9 billion of cash from continuing operations and net income of $1.3 billion;

•
Continuing our focus on diversifying our geographic, product and customer mix, resulting in 37% of our 2016 net sales generated in the North American market, 26% generated from the Asia Pacific region, which we have identified as a key market likely to experience long term growth, and 14% generated from our largest customer;

•
Continuing to strategically position the Company's product portfolio in high-growth spaces to meet consumer preferences for products that address the industry mega-trends of Safe, Green and Connected, including $1.5 billion invested in research & development in 2016, which includes approximately $300 million of co-investment by customers and government agencies, and through value enhancing portfolio modifications and agreements, which included:

•
Enhancing our leading automated driving capabilities by entering into a collaborative arrangement with Mobileye N.V. to jointly develop a complete turn-key fully autonomous driving platform, and through an additional strategic investment in Quanergy Systems, Inc.;

•
Complementing and enhancing our fully-reconfigurable digital display product offerings by acquiring PureDepth, Inc. ("PureDepth"), a leading provider of multi-layer display technology that enables glasses-less 3D for cluster and other applications;

•	Completing the final step of our strategy to divest our former Thermal Systems business through the sale of our ownership interest in the SDAAC joint venture for net cash proceeds of $62 million; and

•	Completing the divestiture of our non-core Mechatronics business for net cash proceeds of $197 million.

•
Maximizing our operational flexibility and profitability at all points in the normal automotive business cycle, by having approximately 95% of our hourly workforce based in low cost countries and approximately 14% of our hourly workforce composed of temporary employees; and

•
Leveraging our investment grade credit metrics to further refine our capital structure and increase our financial flexibility by successfully issuing €500 million of 12-year, 1.60% Euro-denominated senior unsecured notes and $300 million of 30-year, 4.40% senior unsecured notes, utilizing the combined proceeds to redeem our $800 million, 5.00% senior notes.

Our strategy is to build on these accomplishments and continue to develop and manufacture innovative market-relevant products for a diverse base of customers around the globe and leverage our lean and flexible cost structure to achieve strong and disciplined earnings growth and returns on invested capital. Through our culture of innovation and world class engineering capabilities we intend to employ our rigorous, forward-looking product development process to deliver new technologies that provide solutions to OEMs. We are committed to creating value for our shareholders. We repurchased $635 million of ordinary shares in 2016. We also continued to return cash to our shareholders, paying cash dividends totaling $317 million in 2016. Our key strategic priorities include:
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
Pursuing selected acquisitions and strategic investments. During 2016 we continued to complete selected acquisitions and strategic investments in order to continue to enhance our product offerings and competitive position in growing market segments. We intend to continue to pursue selected transactions that leverage our technology capabilities and enhance and expand our product offerings, customer base, geographic penetration and scale to complement our current businesses.
Trends, Uncertainties and Opportunities
Economic conditions. Our business is directly related to automotive sales and automotive vehicle production by our customers. Automotive sales depend on a number of factors, including global and regional economic conditions. Although global automotive vehicle production increased 5% from 2015 to 2016, economic conditions and the resultant levels of automotive vehicle production were uneven from a regional perspective. Vehicle production increased by 2% in North America and 3% in Europe as consumer demand for vehicles increased as a result of these economies experiencing moderate improvement in 2016. Both the North American and European economies are expected to continue to experience moderate growth, resulting in essentially flat vehicle production in both regions in 2017 as compared to the increased volumes experienced in 2016. Automotive production in China increased by 15% in 2016 as compared to 2015, benefiting in part from a consumer vehicle tax reduction program. Following a partial increase in the consumer vehicle tax in 2017, vehicle production in China is expected to increase by 1% in 2017 as compared to 2016. Additionally, vehicle production in South America, our smallest region, decreased by 12% in 2016 as compared to 2015, with volumes expected to be flat in 2017 with the reduced volumes experienced in 2016, due to continued economic weakness in the region.
Economic volatility or weakness in North America, Europe or China, or continued weakness in South America, could result in a significant reduction in automotive sales and production by our customers, which would have an adverse effect on our business, results of operations and financial condition. There is also potential that geopolitical factors could adversely impact the U.S. and other economies, and specifically the automotive sector. In particular, changes to international trade agreements such as the North American Free Trade Agreement or other political pressures could affect the operations of our OEM customers, resulting in reduced automotive production in certain regions or shifts in the mix of production to higher cost regions. Increases in interest rates could also negatively impact automotive production as a result of increased consumer borrowing costs or reduced credit availability. Additionally, economic weakness may result in shifts in the mix of future automotive sales (from vehicles with more content such as luxury vehicles, trucks and sport utility vehicles toward smaller passenger cars). While our diversified customer and geographic revenue base, along with our flexible cost structure, have well positioned us to withstand the impact of industry downturns and benefit from industry upturns, shifts in the mix of global automotive production to higher cost regions or to vehicles with less content could adversely impact our profitability.
There have also been periods of increased market volatility and currency exchange rate fluctuations, both globally and most specifically within the United Kingdom ("U.K.") and Europe, as a result of the U.K. referendum held on June 23, 2016 in which voters approved an exit from the European Union ("E.U."), commonly referred to as "Brexit." As a result of the referendum, the British government will begin negotiating the terms of the U.K.’s future relationship with the E.U. including, among other matters, the terms of trade between the U.K. and the E.U. Brexit could adversely affect European and worldwide economic and market conditions and could contribute to instability in global financial and foreign exchange markets, including increased volatility in interest rates and foreign exchange rates. Although we are actively monitoring the ongoing potential impacts of Brexit and will seek to minimize its impact on our business, any of these effects of Brexit, among others, could adversely affect our business, business opportunities, results of operations, financial condition and cash flows. Approximately 5% of our annual net sales are generated in the U.K., and approximately 3% are denominated in British pounds.
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
Market driven products. Our product offerings satisfy the OEMs’ needs to meet increasingly stringent government regulations and meet consumer preferences for products that address the mega-trends of Safe, Green and Connected, leading to increased content per vehicle, greater profitability and higher margins. With these offerings, we believe we are well-positioned to benefit from the growing demand for vehicle content and technology related to safety, fuel efficiency, emissions control, electrification, high speed data, connectivity to the global information network and automated driving technologies. Our Electrical/Electronic Architecture and Electronics and Safety segments are benefiting from the substantial increase in vehicle content, software and electrification requiring a complex and reliable electrical architecture and systems to operate, such as automated advanced driver assistance technologies, electrical vehicle monitoring, active safety systems, lane departure warning systems, integrated vehicle cockpit displays, navigation systems and technologies that enable connected infotainment in vehicles. Our ability to design a reliable electrical architecture that optimizes power distribution and/or consumption is key to satisfying the OEMs’ needs to reduce emissions while continuing to meet consumer demand for increased vehicle content and technology. In 2016 we introduced our 48-volt mild hybrid vehicle solution, which maximizes the use of 48-volt electrification to minimize the demand on the engine, improving performance while lowering CO2 emissions by more than 10%. Additionally, our Powertrain Systems segment is also focused on addressing the demand for increased fuel efficiency and emission control through products such as gasoline direct injection (GDi) fuel systems and variable valve actuation technology such as dynamic skip fire software.
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
Our global operations are subject to certain risks inherent in doing business abroad, including unexpected changes in laws, regulations, trade or monetary or tax fiscal policy, including tariffs, quotas, customs and other import or export restrictions and other trade barriers. Existing free trade laws and regulations, such as the North American Free Trade Agreement, provide certain beneficial duties and tariffs for qualifying imports and exports, subject to compliance with the applicable classification and other requirements. Changes in laws or policies governing the terms of foreign trade, and in particular increased trade restrictions, tariffs or taxes on imports from countries where we manufacture products, such as China and Mexico, could have a material adverse affect on our business and financial results.
Product development. The automotive component supply industry is highly competitive, both domestically and internationally, and is characterized by rapidly changing technology, evolving industry standards and changes in customer needs. Our ability to anticipate changes in technology and regulatory standards and to successfully develop and introduce new and enhanced products on a timely and cost competitive basis will be a significant factor in our ability to remain competitive. To compete effectively in the automotive supply industry, we must be able to launch new products to meet our customers’ demands in a timely manner. Our innovative technologies and robust global engineering and development capabilities have well positioned us to meet the increasingly stringent vehicle manufacturer demands and consumer preferences for high-technology content in automobiles.
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
Engineering, design & development. Our history and culture of innovation have enabled us to develop significant intellectual property and design and development expertise to provide advanced technology solutions that meet the demands of our customers. We have a team of more than 20,000 scientists, engineers and technicians focused on developing leading product solutions for our key markets, located at 15 major technical centers in Brazil, China, France, Germany, India, Luxembourg, Mexico, Poland, South Korea, the United Kingdom and the United States. We invest approximately $1.5 billion (which includes approximately $300 million co-investment by customers and government agencies) annually in research and development, including engineering, to maintain our portfolio of innovative products, and owned/held approximately 8,500 patents and protective rights as of December 31, 2016. We also encourage “open innovation” and collaborate extensively with peers in the industry, government agencies and academic institutions. For example, in 2016 we entered into a collaborative arrangement with Mobileye N.V. to jointly develop a complete turn-key fully autonomous driving platform for our OEM customers, with the goal of being production ready for 2019. Our technology competencies are recognized by both customers and government agencies, who have co-invested approximately $300 million annually in new product development, accelerating the pace of innovation and reducing the risk associated with successful commercialization of technological breakthroughs.
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
We are focused on maintaining a low fixed cost structure that provides us flexibility to remain profitable at all points of the traditional vehicle industry production cycle. As a result, approximately 95% of our hourly workforce is located in low cost countries. Furthermore, we have substantial operational flexibility by leveraging a large workforce of temporary workers, which represented approximately 14% of the hourly workforce as of December 31, 2016. However, we will continue to adjust our cost structure and optimize our manufacturing footprint in response to changes in the global and regional automotive markets and in order to increase investment in advanced technologies and engineering, as evidenced by our on-going restructuring programs focused on the continued rotation of our manufacturing footprint to low cost locations in Europe and on reducing our global overhead costs. As we continue to operate in a cyclical industry that is impacted by movements in the global and regional economies, we continually evaluate opportunities to further refine our cost structure. Assuming constant product mix and pricing, based on our 2016 results, we estimate that our EBITDA breakeven level would be reached if we experienced a 45% downturn to current product volumes.
We have a strong balance sheet with gross debt of approximately $4.0 billion and substantial available liquidity of approximately $3.2 billion of cash and cash equivalents and available financing under our Revolving Credit Facility and committed European accounts receivable factoring facility (as defined below in Liquidity and Capital Resources) as of December 31, 2016, and no significant U.S. defined benefit or workforce postretirement health care benefits and employer-paid postretirement basic life insurance benefits (“OPEB”) liabilities. We intend to maintain strong financial discipline targeting industry-leading earnings growth, cash flow generation and return on invested capital and to maintain sufficient liquidity to sustain our financial flexibility throughout the industry cycle.
OEM product recalls. The number of vehicles recalled globally by OEMs has increased above historical levels. These recalls can either be initiated by the OEMs or influenced by regulatory agencies. Although there are differing rules and regulations across countries governing recalls for safety issues, the overall transition towards global vehicle platforms may also contribute to increased recalls outside of the U.S., as automotive components are increasingly standardized across regions. Given the sensitivity to safety issues in the automotive industry, including increased focus from regulators and consumers, we anticipate the number of automotive recalls may remain above historical levels in the near future. Although we engage in extensive product quality programs and processes, and have not experienced any significant impacts to date as a result of the recalls that have been initiated, it is possible that we may be adversely affected in the future if the pace of these recalls continues.
In September 2016, General Motors Company ("GM"), our largest customer, initiated a recall of approximately 3.64 million vehicles in the United States to enhance the airbag deployment system. Delphi supplied sensors and related control modules for the airbags in the affected vehicles in compliance with GM's product specifications and validation criteria. We have assisted with GM's implementation efforts surrounding its recall, and have recorded our best estimate of our obligations related to this matter. Although we can provide no assurances, we do not expect the cost of this matter to be material to our financial position, results of operations or cash flows.
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

Industry consolidation. Consolidation among worldwide suppliers is expected to continue as suppliers seek to achieve operating synergies and value stream efficiencies, acquire complementary technologies and build stronger customer relationships as OEMs continue to expand globally. Additionally, new entrants from outside the traditional automotive industry may seek to gain access to certain vehicle component markets, as evidenced by the proposed acquisition of Harman International Industries, Incorporated by Samsung Electronics Co., Ltd., announced in November 2016. We believe companies with strong balance sheets and financial discipline are in the best position to take advantage of the industry consolidation trend. As further described below, on December 18, 2015, we completed the acquisition of HellermannTyton Group PLC ("HellermannTyton"), a leading global manufacturer of high-performance and innovative cable management solutions, which expands our product portfolio within the connected vehicle solutions market and will help us capitalize on the connected car megatrend. Given the timing of the acquisition it is not fully reflected in our 2015 results, and impacts comparability to 2016 results.
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
Consolidated Results of Operations
Our total net sales during the year ended December 31, 2016 were $16.7 billion, an increase of 10% compared to 2015. This compares to total global OEM production increases of 5% in 2016. The increase in our total net sales is primarily attributable to continued increased volumes in the North America, Europe and Asia Pacific regions, as well as incremental sales as a result of our acquisition of HellermannTyton in December 2015. Partially offsetting these increased volumes were reduced sales in our smallest region, South America, due to continuing economic weakness resulting in continued reductions in OEM production schedules in the region. Our overall lean cost structure, along with above-market sales growth in North America,

Europe and Asia Pacific, enabled us to improve gross margins in the year ended December 31, 2016 as compared to the prior year.
The decrease in our total net sales of 2% during the year ended December 31, 2015 as compared to 2014 was primarily attributable to unfavorable foreign currency impacts, which offset increased sales volumes in North America, Europe and Asia Pacific. Partially offsetting these increases were reduced sales volumes in our smallest region, South America, due to continuing economic weakness, resulting in continued reductions in OEM production schedules in the region.
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

2016 versus 2015
The results of operations for the years ended December 31, 2016 and 2015 were as follows:

	Year Ended December 31,
	2016		2015		Favorable/ (unfavorable)
	(dollars in millions)
Net sales	$16,661		$15,165		$1,496
Cost of sales	13,107		12,155		(952)
Gross margin	3,554	21.3%	3,010	19.8%	544
Selling, general and administrative	1,145		1,017		(128)
Amortization	134		93		(41)
Restructuring	328		177		(151)
Operating income	1,947		1,723		224
Interest expense	(156)		(127)		(29)
Other expense, net	(366)		(88)		(278)
Income from continuing operations before income taxes and equity income	1,425		1,508		(83)
Income tax expense	(242)		(263)		21
Income from continuing operations before equity income	1,183		1,245		(62)
Equity income, net of tax	35		16		19
Income from continuing operations	1,218		1,261		(43)
Income from discontinued operations, net of tax	108		274		(166)
Net income	1,326		1,535		(209)
Net income attributable to noncontrolling interest	69		85		(16)
Net income attributable to Delphi	$1,257		$1,450		$(193)

Total Net Sales
Below is a summary of our total net sales for the years ended December 31, 2016 versus December 31, 2015.

	Year Ended December 31,			Variance Due To:
	2016	2015	Favorable/ (unfavorable)	Volume, net of contractual price reductions	FX	Commodity pass- through	Other	Total
	(in millions)			(in millions)
Total net sales	$16,661	$15,165	$1,496	$1,213	$(292)	$(127)	$702	$1,496
Total net sales for the year ended December 31, 2016 increased 10% compared to the year ended December 31, 2015. We experienced volume growth of 10% for the period, primarily as a result of increased sales in North America, Europe and Asia Pacific, which was partially offset by decreases due to unfavorable currency impacts, primarily related to the Chinese Yuan Renminbi, and contractual price reductions. Net sales also increased by a net $702 million as a result of acquisitions and divestitures, reflected in Other above, primarily resulting from the net sales of HellermannTyton for the year ended December 31, 2016, partially offset by a reduction in sales resulting from the divestiture of our Reception Systems business in the third quarter of 2015. Refer to Note 20. Acquisitions and Divestitures to the audited consolidated financial statements included herein for further information regarding acquisitions and divestitures.

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

Cost of sales increased $952 million for the year ended December 31, 2016 compared to the year ended December 31, 2015, as summarized below. The Company's material cost of sales was approximately 50% of net sales in both the years ended December 31, 2016 and December 31, 2015.

	Year Ended December 31,			Variance Due To:
	2016	2015	Favorable/ (unfavorable)	Volume (a)	FX	Operational performance	Other	Total
	(dollars in millions)			(in millions)
Cost of sales	$13,107	$12,155	$(952)	$(1,158)	$265	$282	$(341)	$(952)
Gross margin	$3,554	$3,010	$544	$55	$(27)	$282	$234	$544
Percentage of net sales	21.3%	19.8%

(a)	Presented net of contractual price reductions for gross margin variance.
The increase in cost of sales reflects increased volumes, partially offset by improved operational performance and the impacts from currency exchange. The increase in cost of sales is also attributable to the following items in Other above:

•	Net increased costs of $419 million resulting from the operations of the businesses acquired and divested, primarily HellermannTyton, as further described in Note 20. Acquisitions and Divestitures;

•
Increased warranty costs of $60 million, which includes increased reserves for expected future claims on products sold, our estimated obligations for warranty matters based on information received from, and discussions with, our customers, as well as $25 million pursuant to a settlement agreement reached in 2016 with one of our OEM customers regarding warranty claims related to certain components supplied by Delphi’s Powertrain Systems segment, partially offset by

•	The $141 million pre-tax gain on the divestiture of the Mechatronics business recorded during the year ended December 31, 2016, as further described in Note 20. Acquisitions and Divestitures.

Selling, General and Administrative Expense

	Year Ended December 31,
	2016	2015	Favorable/ (unfavorable)
	(dollars in millions)
Selling, general and administrative expense	$1,145	$1,017	$(128)
Percentage of net sales	6.9%	6.7%
Selling, general and administrative expense (“SG&A”) includes administrative expenses, information technology costs and incentive compensation related costs. The increase in SG&A for the year ended December 31, 2016 as compared to 2015 is primarily due to the acquisition of HellermannTyton in December 2015.

Amortization

	Year Ended December 31,
	2016	2015	Favorable/ (unfavorable)
	(in millions)
Amortization	$134	$93	$(41)
Amortization expense reflects the non-cash charge related to definite-lived intangible assets. The increase in amortization during the year ended December 31, 2016 compared to 2015 resulted primarily from the acquisition of HellermannTyton in December 2015. Refer to Note 20. Acquisitions and Divestitures to the audited consolidated financial statements included herein for further detail of our business acquisitions completed in 2016 and 2015, including details of the intangible assets recorded in each transaction.
In 2017, we expect to incur non-cash amortization charges of approximately $134 million.

Restructuring

	Year Ended December 31,
	2016	2015	Favorable/ (unfavorable)
	(dollars in millions)
Restructuring	$328	$177	$(151)
Percentage of net sales	2.0%	1.2%
Restructuring charges recorded during 2016 were primarily attributable to our restructuring programs which focused on the continued rotation of our manufacturing footprint to low cost locations in Europe and on reducing global overhead costs. The Company recorded employee-related and other restructuring charges related to these programs totaling approximately $328 million during the year ended December 31, 2016. These charges include $103 million for programs implemented to reduce global overhead costs, as well as $170 million for programs focused on the continued rotation of our manufacturing footprint to low cost locations in Europe, $93 million of which related to the closure of a European manufacturing site within the Powertrain Systems segment. Cash payments for this restructuring action are expected to be principally completed in 2017. Additionally, Delphi recognized non-cash asset impairment charges of $25 million during the year ended December 31, 2016 related to this plant closure, which were recorded within cost of sales. We expect to make cash payments of approximately $155 million in 2017 pursuant to these implemented restructuring programs.
During the year ended December 31, 2015, Delphi recorded employee-related and other restructuring charges totaling approximately $177 million, primarily related to Delphi's on-going restructuring programs focused on aligning manufacturing capacity with the levels of automotive production in Europe and South America, and the continued rotation of our manufacturing footprint to low cost locations within these regions. These charges included the recognition of approximately $68 million of employee-related and other costs related to the initiation of a workforce reduction at a European manufacturing site within the Powertrain Systems segment.
While the restructuring programs initiated in 2016 have been principally completed, we expect to continue to incur additional restructuring expense in 2017, primarily related to the initiation of new programs focused on the continued rotation of our manufacturing footprint to low cost locations in Europe and to reduce global overhead costs. Additionally, as we continue to operate in a cyclical industry that is impacted by movements in the global and regional economies, we continually evaluate opportunities to further adjust our cost structure and optimize our manufacturing footprint. The Company plans to implement additional restructuring activities in the future, if necessary, in order to align manufacturing capacity and other costs with prevailing regional automotive production levels and locations, to improve the efficiency and utilization of other locations and in order to increase investment in advanced technologies and engineering. Such future restructuring actions are dependent on market conditions, customer actions and other factors.
Refer to Note 10. Restructuring to the audited consolidated financial statements included herein for additional information.

Interest Expense

	Year Ended December 31,
	2016	2015	Favorable/ (unfavorable)
	(in millions)
Interest expense	$156	$127	$(29)
The increase in interest expense for the year ended December 31, 2016 as compared to the year ended December 31, 2015 reflects the issuance of $650 million of 3.15% senior unsecured notes and $650 million of 4.25% senior unsecured notes in the fourth quarter of 2015, which issuances were conducted principally to finance a portion of the cost to acquire HellermannTyton. Partially offsetting this increase, in September 2016, Delphi issued €500 million of 1.60% Euro-denominated senior unsecured notes and $300 million of 4.40% senior unsecured notes, the combined net proceeds from which were used to redeem $800 million of 5.00% senior unsecured notes due 2023.
Refer to Note 11. Debt to the audited consolidated financial statements included herein for additional information.

Other Income, Net

	Year Ended December 31,
	2016	2015	Favorable/ (unfavorable)
	(in millions)
Other expense, net	$(366)	$(88)	$(278)
As further discussed in Note 13. Commitments and Contingencies to the audited consolidated financial statements included herein, during the year ended December 31, 2016, Delphi recorded a reserve of $300 million as a result of a summary judgment ruling in the Unsecured Creditors litigation. Also during the year ended December 31, 2016, Delphi redeemed for cash the entire $800 million aggregate principal amount of 5.00% senior unsecured notes due 2023, which resulted in a loss on extinguishment of debt of approximately $70 million.
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
Refer to Note 19. Other income, net and Note 11. Debt to the audited consolidated financial statements included herein for additional information.

Income Taxes

	Year Ended December 31,
	2016	2015	Favorable/ (unfavorable)
	(in millions)
Income tax expense	$242	$263	$21
The Company’s tax rate is affected by the fact that its parent entity is a U.K. resident taxpayer, the tax rates in the U.K. and other jurisdictions in which the Company operates, the relative amount of income earned by jurisdiction and the relative amount of losses or income for which no tax benefit or expense was recognized due to a valuation allowance.
The effective tax rate was 17% and 17% for the years ended December 31, 2016 and 2015, respectively. The effective tax rate in the year ended December 31, 2016 was impacted by favorable geographic income mix in 2016 as compared to 2015, primarily due to changes in the underlying operations of the business, as well as $17 million for releases of valuation allowances as a result of the Company's determination that it was more likely than not that certain deferred tax assets would be realized. These benefits were offset by $81 million of reserve adjustments recorded for uncertain tax positions, which included reserves for ongoing audits in foreign jurisdictions, as well as for changes in estimates based on relevant new or additional evidence obtained related to certain of the Company's tax positions, including tax authority administrative pronouncements and court decisions. These reserve adjustments resulted in foreign tax credit benefits of approximately $18 million. Additionally, following a change in U.S. tax regulation during 2016, the Company recorded a tax credit benefit of approximately $16 million during the year ended December 31, 2016.
The effective tax rate in the year ended December 31, 2015 was impacted by increased tax expense of $15 million resulting from changes in judgment related to deferred tax asset valuation allowances, as well as the enactment of the U.K. Finance (No. 2) Act 2015 (the “U.K. 2015 Finance Act”) on November 18, 2015, which provides for a reduction of the corporate income tax rate from 20% to 19% effective April 1, 2017, with a further reduction to 18% effective April 1, 2020. The income tax accounting effect, including any retroactive effect, of a tax law change is accounted for in the period of enactment, which in this case was the fourth quarter of 2015. As a result, the effective tax rate was impacted by an increased tax expense of approximately $11 million for the year ended December 31, 2015 due to the resultant impact on the net deferred tax asset balances.

Equity Income

	Year Ended December 31,
	2016	2015	Favorable/ (unfavorable)
	(in millions)
Equity income, net of tax	$35	$16	$19
Equity income, net of tax reflects Delphi’s interest in the results of ongoing operations of entities accounted for as equity-method investments. Equity income increased during the year ended December 31, 2016 as compared to the year ended December 31, 2015, primarily due to improved performance of our North American joint ventures as compared to the prior period.

Income from Discontinued Operations

	Year Ended December 31,
	2016	2015	Favorable/ (unfavorable)
	(in millions)
Income from discontinued operations, net of tax	$108	$274	$(166)
Income from discontinued operations, net of tax reflects the results of the Company's previously reported Thermal Systems segment, which has been reclassified to discontinued operations as a result of the divestiture of this business. As further described in Note 25. Discontinued Operations to the audited consolidated financial statements included herein, Delphi completed the divestitures of the wholly owned Thermal Systems business on June 30, 2015, of its 50 percent interest in KDAC on September 24, 2015 and of its 50 percent interest in SDAAC on March 31, 2016.
Income from discontinued operations, net of tax decreased during the year ended December 31, 2016 as compared to the year ended December 31, 2015. Income from discontinued operations, net of tax for the year ended December 31, 2016 was primarily attributable to the after-tax gain of $104 million recognized from the sale of the Company's interest in its SDAAC joint venture on March 31, 2016. Income from discontinued operations, net of tax for the year ended December 31, 2015 was primarily attributable to the recognition of a net after-tax gain of $271 million on the sale of the Company's wholly owned Thermal Systems business, partially offset by the net loss of $41 million on the divestiture of the Company's interest in KDAC during 2015, which included the recognition of an after-tax impairment loss on this interest of $88 million recorded within income from discontinued operations prior to the sale.
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

•
Powertrain Systems, which includes extensive systems integration expertise in gasoline, diesel and fuel handling and full end-to-end systems including fuel injection, combustion, electronic controls, test and validation capabilities, electric and hybrid electric vehicle power electronics, aftermarket, and original equipment service.

•
Electronics and Safety, which includes component and systems integration expertise in infotainment and connectivity, body controls and security systems, displays and passive and active safety electronics, as well as advanced development of software.

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
As described in Note 23. Segment Reporting to the audited consolidated financial statements contained herein, effective July 1, 2016, Delphi reorganized its management reporting structure by moving its Power Electronics product line, which was historically included in the Electronics and Safety segment, to the Powertrain Systems segment. This reorganization was made to better align the product offerings of the Power Electronics product line with the Company's approach to managing the markets and customers served by this product line. Consistent with this change in the Company's management reporting structure and basis of financial information used by the chief operating decision maker, the prior period results of the Power Electronics product line have been reclassified from the Electronics and Safety segment to the Powertrain Systems segment for all periods presented. The reclassification had no impact on the consolidated financial statements.
Our management utilizes segment Adjusted Operating Income as the key performance measure of segment income or loss and for planning and forecasting purposes, as management believes this measure is most reflective of the operational profitability or loss of our operating segments. Segment Adjusted Operating Income should not be considered a substitute for results prepared in accordance with U.S. GAAP and should not be considered an alternative to net income attributable to Delphi, which is the most directly comparable financial measure to Adjusted Operating Income that is prepared in accordance with U.S. GAAP. Segment Adjusted Operating Income, as determined and measured by Delphi, should also not be compared to similarly titled measures reported by other companies.
The reconciliation of Adjusted Operating Income to Operating Income includes, as applicable, restructuring, other acquisition and portfolio project costs (which includes costs incurred to integrate acquired businesses and to plan and execute product portfolio transformation actions, including business and product acquisitions and divestitures), asset impairments and gains (losses) on business divestitures. The reconciliations of Adjusted Operating Income to net income attributable to Delphi for the years ended December 31, 2016 and 2015 are as follows:

	Electrical/Electronic Architecture	Powertrain Systems	Electronics and Safety	Eliminations and Other	Total
	(in millions)
For the Year Ended December 31, 2016:
Adjusted operating income	$1,344	$511	$368	$—	$2,223
Restructuring	(117)	(172)	(39)	—	(328)
Other acquisition and portfolio project costs	(41)	(10)	(8)	—	(59)
Asset impairments	—	(29)	(1)	—	(30)
Gain (loss) on business divestitures, net	—	—	141	—	141
Operating income	$1,186	$300	$461	$—	1,947
Interest expense					(156)
Other expense, net					(366)
Income from continuing operations before income taxes and equity income					1,425
Income tax expense					(242)
Equity income, net of tax					35
Income from continuing operations					1,218
Income from discontinued operations, net of tax					108
Net income					1,326
Net income attributable to noncontrolling interest					69
Net income attributable to Delphi					$1,257

	Electrical/Electronic Architecture	Powertrain Systems	Electronics and Safety	Eliminations and Other	Total
	(in millions)
For the Year Ended December 31, 2015:
Adjusted operating income	$1,095	$524	$352	$—	$1,971
Restructuring	(37)	(115)	(25)	—	(177)
Other acquisition and portfolio project costs	(26)	(12)	(9)	—	(47)
Asset impairments	(4)	(9)	(3)	—	(16)
Gain (loss) on business divestitures, net	(14)	—	6	—	(8)
Operating income	$1,014	$388	$321	$—	1,723
Interest expense					(127)
Other expense, net					(88)
Income from continuing operations before income taxes and equity income					1,508
Income tax expense					(263)
Equity income, net of tax					16
Income from continuing operations					1,261
Income from discontinued operations, net of tax					274
Net income					1,535
Net income attributable to noncontrolling interest					85
Net income attributable to Delphi					$1,450
Net sales, gross margin as a percentage of net sales and Adjusted Operating Income by segment for the years ended December 31, 2016 and 2015 are as follows:

Net Sales by Segment

	Year Ended December 31,			Variance Due To:
	2016	2015	Favorable/ (unfavorable)	Volume, net of contractual price reductions	FX	Commodity Pass-through	Other	Total
	(in millions)			(in millions)
Electrical/Electronic Architecture	$9,316	$8,180	$1,136	$626	$(137)	$(127)	$774	$1,136
Powertrain Systems	4,486	4,407	79	218	(132)	—	(7)	79
Electronics and Safety	3,014	2,744	270	363	(26)	—	(67)	270
Eliminations and Other	(155)	(166)	11	6	3	—	2	11
Total	$16,661	$15,165	$1,496	$1,213	$(292)	$(127)	$702	$1,496

Gross Margin Percentage by Segment

	Year Ended December 31,
	2016	2015
Electrical/Electronic Architecture	22.3%	19.8%
Powertrain Systems	17.8%	19.3%
Electronics and Safety (1)	22.7%	19.7%
Eliminations and Other	—%	—%
Total	21.3%	19.8%

(1)	Includes a pre-tax gain of $141 million recognized on the divestiture of the Company's Mechatronics business during the year ended December 31, 2016.

Adjusted Operating Income by Segment

	Year Ended December 31,			Variance Due To:
	2016	2015	Favorable/ (unfavorable)	Volume, net of contractual price reductions	Operational performance	Other	Total
	(in millions)			(in millions)
Electrical/Electronic Architecture	$1,344	$1,095	$249	$105	$65	$79	$249
Powertrain Systems	511	524	(13)	(34)	128	(107)	(13)
Electronics and Safety	368	352	16	(16)	89	(57)	16
Eliminations and Other	—	—	—	—	—	—	—
Total	$2,223	$1,971	$252	$55	$282	$(85)	$252
As noted in the table above, Adjusted Operating Income for the year ended December 31, 2016 as compared to the year ended December 31, 2015 was impacted by volume and contractual price reductions, including product mix, and operational performance improvements, as well as the following items included in Other in the table above:

•
Increased warranty costs of $60 million, which includes increased reserves for expected future claims on products sold, our estimated obligations for warranty matters based on information received from, and discussions with, our customers, as well as $25 million pursuant to a settlement agreement reached in 2016 with one of our OEM customers regarding warranty claims related to certain components supplied by Delphi’s Powertrain Systems segment, and

•	$70 million of increased depreciation and amortization, not including depreciation and amortization of businesses acquired and divested; partially offset by

•
Net increased adjusted operating income of $95 million resulting from the operations of the businesses acquired and divested, primarily resulting from the operations of HellermannTyton, partially offset by a reduction resulting from the divestiture of our Reception Systems business in 2015.

Consolidated Results of Operations
2015 versus 2014
The results of operations for the years ended December 31, 2015 and 2014 were as follows:

	Year Ended December 31,
	2015		2014		Favorable/ (unfavorable)
	(dollars in millions)
Net sales	$15,165		$15,499		$(334)
Cost of sales	12,155		12,471		316
Gross margin	3,010	19.8%	3,028	19.5%	(18)
Selling, general and administrative	1,017		1,036		19
Amortization	93		94		1
Restructuring	177		140		(37)
Operating income	1,723		1,758		(35)
Interest expense	(127)		(135)		8
Other expense, net	(88)		(8)		(80)
Income from continuing operations before income taxes and equity income	1,508		1,615		(107)
Income tax expense	(263)		(255)		(8)
Income from continuing operations before equity income	1,245		1,360		(115)
Equity income, net of tax	16		20		(4)
Income from continuing operations	1,261		1,380		(119)
Income from discontinued operations, net of tax	274		60		214
Net income	1,535		1,440		95
Net income attributable to noncontrolling interest	85		89		(4)
Net income attributable to Delphi	$1,450		$1,351		$99

Total Net Sales
Below is a summary of Delphi’s total net sales for the year ended December 31, 2015 versus December 31, 2014.

	Year Ended December 31,			Variance Due To:
	2015	2014	Favorable/ (unfavorable)	Volume, net of contractual price reductions	FX	Commodity pass-through	Other	Total
	(in millions)			(in millions)
Total net sales	$15,165	$15,499	$(334)	$900	$(1,153)	$(140)	$59	$(334)
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
Restructuring charges recorded during 2015 were primarily related to on-going restructuring programs, which included workforce reductions as well as plant closures, which were focused on aligning our manufacturing capacity with the automotive production levels in Europe and South America and the continued rotation of our manufacturing footprint to low cost locations within these regions. These charges included the recognition of approximately $68 million of employee-related and other costs related to the initiation of a plant closure of a European manufacturing site within the Powertrain Systems segment in the fourth quarter of 2015.
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
The decrease in interest expense for the year ended December 31, 2015 as compared to the year ended December 31, 2014 reflected a reduction in interest expense from the redemption of the 6.125% Senior Notes, partially offset by the issuance of €700 million of 1.50% 2015 Euro-denominated Senior Notes in February 2015 and the issuance of the $1.3 billion 2015 Senior Notes in November 2015.
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
The Company’s tax rate is affected by the fact that its parent entity is a U.K. resident taxpayer, the tax rates in the U.K. and other jurisdictions in which the Company operates, the relative amount of income earned by jurisdiction and the relative amount of losses or income for which no tax benefit or expense was recognized due to a valuation allowance.
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
Equity income, net of tax reflects Delphi’s interest in the results of ongoing operations of entities accounted for as equity-method investments. Equity income decreased during the year ended December 31, 2015 as compared to the year ended December 31, 2014, which was primarily attributable to declines in performance at certain of our joint ventures in 2015 as compared to 2014.

Income from Discontinued Operations

	Year Ended December 31,
	2015	2014	Favorable/ (unfavorable)
	(in millions)
Income from discontinued operations, net of tax	$274	$60	$214

Income from discontinued operations, net of tax reflects the results of the Company's previously reported Thermal Systems segment, which have been reclassified to discontinued operations as a result of the sale of this business. Income from discontinued operations, net of tax increased during the year ended December 31, 2015 as compared to the year ended December 31, 2014 primarily due the recognition of a net gain of $271 million from the sale of the Company's wholly owned Thermal Systems business. This gain was partially offset by the net loss of $41 million on the divestiture of the Company's interest in KDAC, which includes the $88 million impairment of this interest that was recorded prior to the sale. As further described in Note 25. Discontinued Operations, post-closing adjustments have been recorded subsequent to the closing of the sale of the wholly owned Thermal Systems business.
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

	Electrical/Electronic Architecture	Powertrain Systems	Electronics and Safety	Eliminations and Other	Total
	(in millions)
For the Year Ended December 31, 2015:
Adjusted operating income	$1,095	$524	$352	$—	$1,971
Restructuring	(37)	(115)	(25)	—	(177)
Other acquisition and portfolio project costs	(26)	(12)	(9)	—	(47)
Asset impairments	(4)	(9)	(3)	—	(16)
Gain (loss) on business divestitures, net	(14)	—	6	—	(8)
Operating income	$1,014	$388	$321	$—	1,723
Interest expense					(127)
Other expense, net					(88)
Income from continuing operations before income taxes and equity income					1,508
Income tax expense					(263)
Equity income, net of tax					16
Income from continuing operations					1,261
Income from discontinued operations, net of tax					274
Net income					1,535
Net income attributable to noncontrolling interest					85
Net income attributable to Delphi					$1,450

	Electrical/Electronic Architecture	Powertrain Systems	Electronics and Safety	Eliminations and Other	Total
	(in millions)
For the Year Ended December 31, 2014:
Adjusted operating income	$1,060	$486	$379	$—	$1,925
Restructuring	(57)	(55)	(28)	—	(140)
Other acquisition and portfolio project costs	(15)	(3)	(2)	—	(20)
Asset impairments	(2)	(1)	(4)	—	(7)
Operating income	$986	$427	$345	$—	1,758
Interest expense					(135)
Other expense, net					(8)
Income from continuing operations before income taxes and equity income					1,615
Income tax expense					(255)
Equity income, net of tax					20
Income from continuing operations					1,380
Income from discontinued operations, net of tax					60
Net income					1,440
Net income attributable to noncontrolling interest					89
Net income attributable to Delphi					$1,351

Net sales, gross margin as a percentage of net sales and Adjusted Operating Income by segment for the years ended December 31, 2015 and 2014 are as follows:

Net Sales by Segment

	Year Ended December 31,			Variance Due To:
	2015	2014	Favorable/ (unfavorable)	Volume, net of contractual price reductions	FX	Commodity Pass-through	Other	Total
	(in millions)			(in millions)
Electrical/Electronic Architecture	$8,180	$8,274	$(94)	$501	$(561)	$(140)	$106	$(94)
Powertrain Systems	4,407	4,540	(133)	276	(412)	—	3	(133)
Electronics and Safety	2,744	2,880	(136)	113	(199)	—	(50)	(136)
Eliminations and Other	(166)	(195)	29	10	19	—	—	29
Total	$15,165	$15,499	$(334)	$900	$(1,153)	$(140)	$59	$(334)

Gross Margin Percentage by Segment

	Year Ended December 31,
	2015	2014
Electrical/Electronic Architecture	19.8%	19.3%
Powertrain Systems	19.3%	19.0%
Electronics and Safety	19.7%	19.9%
Eliminations and Other	—%	—%
Total	19.8%	19.5%

Adjusted Operating Income by Segment

	Year Ended December 31,			Variance Due To:
	2015	2014	Favorable/ (unfavorable)	Volume, net of contractual price reductions	Operational performance	Other	Total
	(in millions)			(in millions)
Electrical/Electronic Architecture	$1,095	$1,060	$35	$31	$131	$(127)	$35
Powertrain Systems	524	486	38	(24)	91	(29)	38
Electronics and Safety	352	379	(27)	(64)	91	(54)	(27)
Eliminations and Other	—	—	—	—	—	—	—
Total	$1,971	$1,925	$46	$(57)	$313	$(210)	$46
As noted in the table above, Adjusted Operating Income for the year ended December 31, 2015 as compared to the year ended December 31, 2014 was impacted by volume and contractual price reductions, including product mix and operational performance improvements, as well as the following items included in Other in the table above:

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
As of December 31, 2016, we had cash and cash equivalents of $0.8 billion and net debt (defined as outstanding debt less cash and cash equivalents) of $3.1 billion. We also have access to additional liquidity pursuant to the terms of the $2.0 billion Revolving Credit Facility and the €400 million European accounts receivable factoring facility, of which €350 million is available on a committed basis, as described below.
The following table summarizes our available liquidity, which includes cash, cash equivalents and funds available under our significant committed credit facilities, as of December 31, 2016. The amounts disclosed as available under the Company’s significant committed credit facilities are available without violating our existing debt covenants, which are described below.

December 31, 2016

(in millions)
Cash and cash equivalents	$838
Revolving Credit Facility, unutilized portion (1)	1,993
Committed European accounts receivable factoring facility, unutilized portion (2)	368
Total available liquidity	$3,199
(1) Availability reduced by $7 million in letters of credit issued under the Credit Agreement as of December 31, 2016.
(2) Based on December 31, 2016 foreign currency rates, subject to the availability of eligible accounts receivable.
We expect existing cash, available liquidity and cash flows from operations to continue to be sufficient to fund our global operating activities, including restructuring payments, any mandatory payments required under the Credit Agreement as described below, dividends on ordinary shares and capital expenditures. In addition, we expect to continue to repurchase outstanding common shares pursuant to our authorized common share repurchase program, as further described below.
We also continue to expect to be able to move funds between different countries to manage our global liquidity needs without material adverse tax implications, subject to current monetary policies and to the terms of the Credit Agreement. While a substantial portion of our operating income is generated by our non-U.S. subsidiaries, and as of December 31, 2016, the Company's cash and cash equivalents held by our non-U.S. subsidiaries totaled $799 million, we utilize a combination of strategies, including dividends, cash pooling arrangements, intercompany loan repayments and other distributions and advances to provide the funds necessary to meet our global liquidity needs. There are no significant restrictions on the ability of our subsidiaries to pay dividends or make other distributions to Delphi. If additional non-U.S. cash was needed for our U.S. operations, we would be required to accrue and pay U.S. taxes to repatriate such funds; however, based on our current liquidity needs and repatriation strategies, we do not anticipate a need to repatriate such additional amounts. Additionally, the Company is a U.K. resident taxpayer and as such is not generally subject to U.K. tax on remitted foreign earnings. As a result, we do not anticipate foreign earnings would be subject to a 35% tax rate upon repatriation to the U.K., as is the case when U.S. based companies repatriate earnings to the U.S. For further information regarding undistributed earnings of our non-U.S. subsidiaries, see Note 14. Income Taxes to the audited consolidated financial statements included in this Report.
Based on these factors, we believe we possess sufficient liquidity to fund our global operations and capital investments in 2017 and beyond.
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

A summary of the ordinary shares repurchased during the years ended December 31, 2016, 2015 and 2014 is as follows:

	Year Ended December 31,
	2016	2015	2014
Total number of shares repurchased	9,481,946	14,581,705	15,041,713
Average price paid per share	$66.93	$79.48	$68.05
Total (in millions)	$635	$1,159	$1,024
As of December 31, 2016, approximately $1,372 million of share repurchases remained available under the April 2016 share repurchase program. During the period from January 1, 2017 to February 2, 2017, the Company repurchased an additional $23 million worth of shares pursuant to a trading plan with set trading instructions established by the Company. As a result, approximately $1,349 million of share repurchases remain available under the April 2016 share repurchase program. All repurchased shares were retired, and are reflected as a reduction of ordinary share capital for the par value of the shares, with the excess applied as reductions to additional paid-in capital and retained earnings.
Dividends to Holders of Ordinary Shares
The Company has declared and paid cash dividends per ordinary share during the periods presented as follows:

	Dividend	Amount
	Per Share	(in millions)
2016:
Fourth quarter	$0.29	$79
Third quarter	0.29	79
Second quarter	0.29	79
First quarter	0.29	80
Total	$1.16	$317
2015:
Fourth quarter	$0.25	$70
Third quarter	0.25	71
Second quarter	0.25	72
First quarter	0.25	73
Total	$1.00	$286
In addition, in January 2017, the Board of Directors declared a regular quarterly cash dividend of $0.29 per ordinary share, payable on February 15, 2017 to shareholders of record at the close of business on February 6, 2017.
Dividends from Equity Investments
During the year ended December 31, 2016, Delphi received dividends of $17 million from one of its equity method investments. During the year ended December 31, 2015, Delphi received dividends of $17 million from one of its equity method investments. During the year ended December 31, 2014, Delphi received a dividend of $10 million from its equity method investment in KDAC, a Korean unconsolidated joint venture which was sold during the year ended December 31, 2015 and has been reclassified to discontinued operations, as further described in Note 25. Discontinued Operations to the audited consolidated financial statements included herein. The dividends were recognized as reductions to the investments and represented a return on the investments that were included in cash flows from operating activities from continuing operations and discontinued operations, respectively.
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
Prior to the issuance of the 2015 Senior Notes, in connection with the offer to acquire HellermannTyton, on July 30, 2015, Delphi Automotive PLC and certain of its subsidiaries, certain financial institutions from time to time party thereto, as lenders and Barclays Bank PLC, as administrative agent, entered into a Senior Bridge Credit Agreement (the "Senior Bridge Credit Agreement"), pursuant to which the lenders thereunder agreed to provide a £550 million bridge term loan facility. The Senior Bridge Credit Agreement was automatically terminated on November 19, 2015 in connection with the issuance of the 2015 Senior Notes, and unamortized issuance costs of $6 million associated with the agreement were written-off to other income (expense), net during the year ended December 31, 2015. The Company did not draw on the Senior Bridge Credit Agreement.
Control-Tec—On November 30, 2015, Delphi acquired Control-Tec, LLC ("Control-Tec"), a leading provider of telematics and cloud-hosted data analytics solutions, for a purchase price of $104 million at closing, with an additional cash payment of up to $40 million due upon the achievement of certain financial performance metrics over a future 3-year period. As further described in Note 18. Fair Value of Financial Instruments to the audited consolidated financial statements contained herein, based on the results of the acquired business, Delphi will pay $20 million of contingent consideration in 2017 pursuant to the terms of the acquisition agreement. As further described in Note 20. Acquisitions and Divestitures to the audited consolidated financial statements contained herein, the acquisition was accounted for as a business combination, with the operating results of Control-Tec included within the Company's Electronics and Safety segment from the date of acquisition. The Company acquired Control-Tec utilizing cash on hand.
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

Movimento—On January 3, 2017, Delphi acquired 100% of the equity interests of Movimento Group ("Movimento"), a leading provider of Over-the-Air software and data management for the automotive sector, for a purchase price of $40 million at closing and an additional cash payment of up to $10 million contingent upon the achievement of certain performance metrics over a future 2-year period. As further described in Note 20. Acquisitions and Divestitures to the audited consolidated financial statements contained herein, the acquisition will be accounted for as a business combination, with the operating results of Movimento included within the Company's Electronics and Safety segment from the date of acquisition. The Company acquired Movimento utilizing cash on hand.
Divestitures
Mechatronics—On December 30, 2016, Delphi completed the sale of its Mechatronics business, which was previously reported within the Company's Electronics and Safety segment, for net cash proceeds of approximately $197 million. The net sales of this business in 2016 prior to the divestiture were approximately $290 million. Delphi recognized a pre-tax gain on the divestiture of $141 million within cost of sales in the fourth quarter of 2016.
Thermal Systems—On June 30, 2015 the Company closed the sale of its wholly owned Thermal Systems business to MAHLE GmbH ("MAHLE"). The Company received net cash proceeds of approximately $660 million and recognized an after-tax gain on the divestiture of $271 million in 2015. Post-closing adjustments of $3 million, primarily related to the settlement of contingent liabilities, were recorded as a reduction to the gain on the divestiture during the year ended December 31, 2016. Proceeds received from the sale were used to fund growth initiatives, including acquisitions, as well as share repurchases.
On September 24, 2015, the Company closed the sale of its 50 percent interest in its Korea Delphi Automotive Systems Corporation ("KDAC") joint venture, which was accounted for under the equity method and was principally reported as part of the Thermal Systems segment, to the joint venture partner. The Company received cash proceeds of $70 million and recognized a gain on the divestiture of $47 million, net of tax expense, within income from income from discontinued operations during the three months ended September 30, 2015. For the year ended December 31, 2015, the Company recorded a net loss of $41 million on the KDAC divestiture within income from discontinued operations, which includes the $88 million impairment loss recorded in the first quarter of 2015.
On March 31, 2016, Delphi closed the sale of its 50 percent interest in its Shanghai Delphi Automotive Air Conditioning ("SDAAC") joint venture to one of Delphi's joint venture partners, Shanghai Aerospace Automobile Electromechanical Co., Ltd ("SAAE"). The Company received cash proceeds of $62 million, net of tax, transaction costs and $29 million of cash divested, and recognized an after-tax gain on the divestiture of $104 million within income from discontinued operations during the year ended December 31, 2016. The financial results of SDAAC, which were consolidated by Delphi, were historically reported as part of the Thermal Systems segment.
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
Credit Agreement
Delphi Automotive PLC and its wholly-owned subsidiary Delphi Corporation entered into a credit agreement (the "Credit Agreement") with JPMorgan Chase Bank, N.A., as administrative agent (the "Administrative Agent"), under which it maintains senior secured credit facilities currently consisting of a term loan (the “Tranche A Term Loan”) and a revolving credit facility of $2.0 billion (the “Revolving Credit Facility”). The Credit Agreement was entered into in March 2011 and has been subsequently amended and restated on several occasions, most recently on August 17, 2016. The 2016 amendment extended the maturity of the Revolving Credit Facility and the Tranche A Term Loan from 2018 to 2021, increased the capacity of the

Revolving Credit Facility from $1.5 billion to $2.0 billion and permitted Delphi Automotive PLC to act as a borrower on the Revolving Credit Facility. A loss on debt extinguishment of $3 million was recorded within other income (expense), net in the consolidated statement of operations during the year ended December 31, 2016 in conjunction with the 2016 amendment.
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
As of December 31, 2016, there were no amounts drawn on the Revolving Credit Facility and approximately $7 million in letters of credit issued under the Credit Agreement. Letters of credit issued under the Credit Agreement reduce availability under the Revolving Credit Facility. The maximum amount drawn under the Revolving Credit Facility during the year ended December 31, 2016 to manage intra-month working capital requirements was $272 million.
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

	December 31, 2016		December 31, 2015
	LIBOR plus	ABR plus	LIBOR plus	ABR plus
Revolving Credit Facility	1.10%	0.10%	1.00%	0.00%
Tranche A Term Loan	1.25%	0.25%	1.00%	0.00%
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
The interest rate period with respect to LIBOR interest rate options can be set at one-, two-, three-, or six-months as selected by Delphi in accordance with the terms of the Credit Agreement (or other period as may be agreed by the applicable lenders). Delphi may elect to change the selected interest rate option in accordance with the provisions of the Credit Agreement. As of December 31, 2016, Delphi selected the one-month LIBOR interest rate option on the Tranche A Term Loan, and the rate effective as of December 31, 2016, as detailed in the table below, was based on the Company's current credit rating and the Applicable Rate for the Credit Agreement:

		Borrowings as of
		December 31, 2016	Rates effective as of
	Applicable Rate	(in millions)	December 31, 2016
Tranche A Term Loan	LIBOR plus 1.25%	$400	2.00%
Borrowings under the Credit Agreement are prepayable at Delphi's option without premium or penalty.
The Credit Agreement contains certain covenants that limit, among other things, the Company’s (and the Company’s subsidiaries’) ability to incur certain additional indebtedness or liens or to dispose of substantially all of its assets. In addition, the Credit Agreement requires that the Company maintain a consolidated leverage ratio (the ratio of Consolidated Total Indebtedness to Consolidated EBITDA, each as defined in the Credit Agreement) of less than 3.50 to 1.0. The Credit Agreement also contains events of default customary for financings of this type. The Company was in compliance with the Credit Agreement covenants as of December 31, 2016.
As of December 31, 2016, all obligations under the Credit Agreement were borrowed by Delphi Corporation and jointly and severally guaranteed by its direct and indirect parent companies, subject to certain exceptions set forth in the Credit Agreement. Refer to Note 22. Supplemental Guarantor and Non-Guarantor Condensed Consolidating Financial Statements for additional information.
Senior Unsecured Notes
On May 17, 2011, Delphi Corporation issued $500 million of 5.875% senior unsecured notes due 2019 (the "5.875% Senior Notes") and $500 million of 6.125% senior unsecured notes due 2021 (the “6.125% Senior Notes”) (collectively, the "2011 Senior Notes") in a transaction exempt from registration under Rule 144A and Regulation S of the Securities Act of 1933

(the “Securities Act”). The net proceeds of approximately $1 billion as well as cash on hand were used to pay down amounts outstanding under the Credit Agreement. In May 2012, Delphi Corporation completed a registered exchange offer for all of the 2011 Senior Notes. No proceeds were received by Delphi Corporation as a result of the exchange. In March 2014, Delphi redeemed for cash the entire $500 million aggregate principal amount outstanding of the 5.875% Senior Notes, financed by a portion of the proceeds received from the issuance of the 2014 Senior Notes, as defined below. In March 2015, Delphi redeemed for cash the entire $500 million aggregate principal amount outstanding of the 6.125% Senior Notes, financed by a portion of the proceeds from the issuance of the 2015 Euro-denominated Senior Notes, as defined below. As a result of the redemption of the 2011 Senior Notes, Delphi recognized losses on debt extinguishment of approximately $52 million during the year ended December 31, 2015 and $33 million during the year ended December 31, 2014 within other income (expense), net in the consolidated statement of operations.
On February 14, 2013, Delphi Corporation issued $800 million of 5.00% senior unsecured notes due 2023 (the “2013 Senior Notes”) in a transaction registered under the Securities Act. The proceeds were primarily utilized to prepay our term loan indebtedness under the Credit Agreement. Delphi paid approximately $12 million of issuance costs in connection with the 2013 Senior Notes. Interest was payable semi-annually on February 15 and August 15 of each year to holders of record at the close of business on February 1 or August 1 immediately preceding the interest payment date. In September 2016, Delphi redeemed for cash the entire $800 million aggregate principal amount outstanding of the 2013 Senior Notes, primarily financed by the proceeds from the issuance of the 2016 Euro-denominated Senior Notes and the 2016 Senior Notes, each as defined below. As a result of the redemption of the 2013 Senior Notes, Delphi recognized a loss on debt extinguishment of approximately $70 million during the year ended December 31, 2016 within other income (expense), net in the consolidated statement of operations.
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
On March 10, 2015, Delphi Automotive PLC issued €700 million in aggregate principal amount of 1.50% Euro-denominated senior unsecured notes due 2025 (the “2015 Euro-denominated Senior Notes”) in a transaction registered under the Securities Act. The 2015 Euro-denominated Senior Notes were priced at 99.54% of par, resulting in a yield to maturity of 1.55%. The proceeds were primarily utilized to redeem the 6.125% Senior Notes, and to fund growth initiatives, such as acquisitions, and share repurchases. Delphi incurred approximately $5 million of issuance costs in connection with the 2015 Euro-denominated Senior Notes. Interest is payable annually on March 10. The Company has designated the 2015 Euro-denominated Senior Notes as a net investment hedge of the foreign currency exposure of its investments in certain Euro-denominated wholly owned subsidiaries. Refer to Note 17. Derivatives and Hedging Activities to the audited consolidated financial statements contained herein for further information.
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
On September 15, 2016, Delphi Automotive PLC issued €500 million in aggregate principal amount of 1.60% Euro-denominated senior unsecured notes due 2028 (the “2016 Euro-denominated Senior Notes”) in a transaction registered under the Securities Act. The 2016 Euro-denominated Senior Notes were priced at 99.881% of par, resulting in a yield to maturity of 1.611%. The proceeds, together with proceeds from the 2016 Senior Notes described below, were utilized to redeem the 2013 Senior Notes. Delphi incurred approximately $4 million of issuance costs in connection with the 2016 Euro-denominated Senior Notes. Interest is payable annually on September 15. The Company has designated the 2016 Euro-denominated Senior Notes as a net investment hedge of the foreign currency exposure of its investments in certain Euro-denominated wholly-owned subsidiaries. Refer to Note. 17. Derivatives and Hedging Activities for further information.

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
Although the specific terms of each indenture governing each series of senior notes vary, the indentures contain certain restrictive covenants, including with respect to Delphi's (and Delphi's subsidiaries) ability to incur liens, enter into sale and leaseback transactions and merge with or into other entities. As of December 31, 2016, the Company was in compliance with the provisions of all series of the outstanding senior notes.
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
Other Financing
Receivable factoring—Delphi maintains a €400 million European accounts receivable factoring facility, of which €350 million is available on a committed basis. This facility is accounted for as short-term debt and borrowings are subject to the availability of eligible accounts receivable. Collateral is not required related to these trade accounts receivable. This program matures on August 31, 2017, and will automatically renew on a non-committed, indefinite basis unless terminated by either party. Borrowings bear interest at LIBOR plus 1.05% for borrowings denominated in pounds sterling and Euro Interbank Offered Rate ("EURIBOR") plus 0.80% for borrowings denominated in Euros. No amounts were outstanding on the European accounts receivable factoring facility as of December 31, 2016 or December 31, 2015. The maximum amount drawn under the European facility during the year ended December 31, 2016 to manage working capital requirements was $436 million.
The Company has entered into arrangements with various financial institutions to sell eligible trade receivables from certain aftermarket customers in North America. These arrangements can be terminated at any time subject to prior written notice. The receivables under these arrangements are sold without recourse to the Company and are therefore accounted for as true sales. During the years ended December 31, 2016 and 2015, $123 million and $100 million of receivables were sold under these arrangements, and expenses of $3 million and $2 million, respectively, were recognized within interest expense.
In addition, in 2016 and 2015 one of the Company’s European subsidiaries factored, without recourse, receivables related to certain foreign research tax credits to a financial institution. These transactions were accounted for as true sales of the receivables, and the Company therefore derecognized approximately $26 million from other long-term assets and $27 million from other current assets in the consolidated balance sheet as of December 31, 2016 and December 31, 2015, respectively, as a result of these transactions.
Capital leases and other—As of December 31, 2016 and December 31, 2015, approximately $42 million and approximately $77 million, respectively, of other debt issued by certain non-U.S. subsidiaries and capital lease obligations were outstanding.
Government programs—Delphi commonly seeks manufacturing development and financial assistance incentive programs that may be awarded by government entities. Delphi has numerous technology development programs that are competitively awarded from agencies of the U.S. Federal Government, primarily from the U.S. Department of Energy (“DOE”). We received approximately $3 million from Federal agencies in the year ended December 31, 2016 for work performed. These programs supplement our internal research and development funds and directly support our product focus of Safe, Green and Connected. We continue to pursue many technology development programs by bidding on competitively procured programs from DOE, as well as the U.S. Department of Transportation (“DOT”). Some of these programs were bid with us being the lead or “Prime Contractor”, and some were bid with us as a “Subrecipient” to the Prime Contractor. For the year ended December 31, 2016, Delphi was awarded four new programs with over $6 million of U.S. Government funds that will be received over the next 48 months.

Contractual Commitments
The following table summarizes our expected cash outflows resulting from financial contracts and commitments as of December 31, 2016, with amounts denominated in foreign currencies translated using foreign currency rates as of December 31, 2016. We have not included information on our recurring purchases of materials for use in our manufacturing operations. These amounts are generally consistent from year to year, closely reflect our levels of production, and are not long-term in nature. The amounts below exclude the gross liability for uncertain tax positions of $188 million as of December 31, 2016. We do not expect a significant payment related to these obligations to be made within the next twelve months. We are not able to provide a reasonably reliable estimate of the timing of future payments relating to the non-current portion of obligations associated with uncertain tax positions. For more information, refer to Note 14. Income Taxes to the audited consolidated financial statements included herein. The amounts below also exclude the reserve of $300 million for the Unsecured Creditors litigation, as further described in Note 13. Commitments and Contingencies to the audited consolidated financial statements included herein, as this matter remains subject to ongoing litigation and the timing of any related settlements are uncertain.

	Payments due by Period
	Total	2017	2018 & 2019	2020 & 2021	Thereafter
	(in millions)
Debt and capital lease obligations (excluding interest)	$4,004	$12	$54	$1,016	$2,922
Estimated interest costs related to debt and capital lease obligations	1,155	118	235	208	594
Operating lease obligations	358	91	115	74	78
Contractual commitments for capital expenditures	130	130	—	—	—
Other contractual purchase commitments, including information technology	220	127	62	27	4
Total	$5,867	$478	$466	$1,325	$3,598
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
Capital Expenditures
Supplier selection in the auto industry is generally finalized several years prior to the start of production of the vehicle. Therefore, current capital expenditures are based on customer commitments entered into previously, generally several years ago when the customer contract was awarded. As of December 31, 2016, we had approximately $130 million in outstanding cancellable and non-cancellable capital commitments. Capital expenditures by operating segment and geographic region for the periods presented were:

	Year Ended December 31,
	2016	2015	2014
	(in millions)
Electrical/Electronic Architecture	$458	$353	$326
Powertrain Systems	171	201	322
Electronics and Safety	131	102	82
Eliminations and Other (1)	68	48	49
Total capital expenditures	$828	$704	$779
North America	$288	$247	$214
Europe, Middle East & Africa	338	245	290
Asia Pacific	193	202	253
South America	9	10	22
Total capital expenditures	$828	$704	$779

(1)	Eliminations and Other includes capital expenditures amounts attributable to corporate administrative and support functions, including corporate headquarters and certain technical centers.
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
Operating activities—Net cash provided by operating activities from continuing operations totaled $1,941 million and $1,667 million for the year ended December 31, 2016 and 2015, respectively. Cash flow from operating activities from continuing operations for the year ended December 31, 2016 consisted primarily of net earnings from continuing operations of $1,218 million, increased by $839 million for non-cash charges for depreciation and amortization, pension and other postretirement benefit expenses and extinguishment of debt, partially offset by $101 million related to changes in operating assets and liabilities, net of restructuring and pension contributions. Cash flow from operating activities from continuing operations for the year ended December 31, 2015 consisted primarily of net earnings from continuing operations of $1,261 million, increased by $673 million for non-cash charges for depreciation and amortization, pension and other postretirement benefit expenses and extinguishment of debt, partially offset by $336 million related to changes in operating assets and liabilities, net of restructuring and pension contributions.
Net cash provided by operating activities from continuing operations totaled $2,045 million for the year ended December 31, 2014, which consisted of net earnings from continuing operations of $1,380 million, increased by $662 million for non-cash charges for depreciation and amortization, pension and other postretirement benefit expenses and extinguishment of debt, partially offset by $54 million related to changes in operating assets and liabilities, net of restructuring and pension contributions.
Investing activities—Net cash used in investing activities from continuing operations totaled $574 million and $1,630 million for the years ended December 31, 2016 and 2015, respectively. The decrease in usage is primarily attributable to $1,654 million that was paid for business acquisitions in 2015, principally HellermannTyton, as compared to $15 million paid for business acquisitions in 2016. This decrease was partially offset by $124 million of increased capital expenditures during the year ended December 31, 2016 as compared to 2015, as well as a reduction in proceeds received from divestitures. During 2015, net proceeds of $730 million were received from the sales of our wholly owned Thermal Systems business and KDAC joint venture, as compared to net proceeds of $48 million received from the sale of discontinued operations and $197 million received from the sale of the Mechatronics business during the year ended December 31, 2016.
Net cash used in investing activities from continuing operations totaled $1,112 million for the year ended December 31, 2014 which resulted primarily from capital expenditures of $779 million and $345 million paid for business acquisitions, partially offset by proceeds from the sale of property / investments of $15 million.
Financing activities—Net cash used in financing activities totaled $1,081 million and $284 million for the years ended December 31, 2016 and 2015, respectively. Cash flows used in financing activities for the year ended December 31, 2016 primarily included the net proceeds of approximately $852 million received from the issuance of the 2016 Euro-denominated Senior Notes and the 2016 Senior Notes, which were primarily utilized to redeem the $800 million 2013 Senior Notes, as well as $634 million paid to repurchase ordinary shares and $317 million of dividend payments. During the year ended December 31, 2015, net proceeds of $1.3 billion were received from the issuance of the 2015 Senior Notes in order to fund a portion of the acquisition of HellermannTyton, and net proceeds of $753 million were received from the issuance of the 2015 Euro-denominated Senior Notes, which were partially utilized to redeem the 6.125% Senior Notes. Additionally, $1,159 million was paid to repurchase ordinary shares and $286 million of dividend payments were made in 2015.
Net cash used in financing activities totaled $1,398 million for the year ended December 31, 2014. Net proceeds of approximately $691 million received from the issuance of the 2014 Senior Notes were primarily used to redeem the 5.875% Senior Notes and to repay a portion of the Tranche A Term Loan. Additionally, $1,024 million was paid to repurchase ordinary shares and $301 million of dividend payments were made.

Off-Balance Sheet Arrangements and Other Matters
We do not engage in any off-balance sheet financial arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Pension Benefits
Certain of our non-U.S. subsidiaries sponsor defined benefit pension plans, which generally provide benefits based on negotiated amounts for each year of service. Our primary non-U.S. plans are located in France, Germany, Mexico, Portugal and the United Kingdom ("U.K."). The U.K. and certain Mexican plans are funded. In addition, we have defined benefit plans in South Korea, Turkey and Italy for which amounts are payable to employees immediately upon separation. The obligations for these plans are recorded over the requisite service period. We anticipate making pension contributions and benefit payments of approximately $65 million for non-U.S. plans in 2017.
Delphi sponsors a Supplemental Executive Retirement Program (“SERP”) for those employees who were U.S. executives of DPHH prior to September 30, 2008 and were still U.S. executives of Delphi on October 7, 2009, the effective date of the program. This program is unfunded. Executives receive benefits over 5 years after an involuntary or voluntary separation from Delphi. The SERP is closed to new members and was frozen effective September 30, 2008. There are no required contributions for the SERP in 2017, although we anticipate making benefit payments of approximately $11 million for the SERP in 2017.
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
Certain environmental laws assess liability on current or previous owners or operators of real property for the cost of removal or remediation of hazardous substances. In addition to clean-up actions brought by U.S. federal, state, local and non-U.S. agencies, plaintiffs could raise personal injury or other private claims due to the presence of hazardous substances on or from a property. At this time, we are involved in various stages of investigation and cleanup related to environmental remediation matters at certain of our present and former facilities. In addition, there may be soil or groundwater contamination at several of our properties resulting from historical, ongoing or nearby activities.
As of December 31, 2016 and 2015, the undiscounted reserve for environmental investigation and remediation was approximately $6 million (of which $1 million was recorded in accrued liabilities and $5 million was recorded in other long-term liabilities) and $4 million (of which $1 million was recorded in accrued liabilities and $3 million was recorded in other long-term liabilities). Additionally, as of December 31, 2015, approximately $6 million of undiscounted reserve for environmental investigation and remediation attributable to discontinued operations was included within liabilities held for sale. Delphi cannot ensure that environmental requirements will not change or become more stringent over time or that its eventual environmental remediation costs and liabilities will not exceed the amount of its current reserves. In the event that such liabilities were to significantly exceed the amounts recorded, Delphi’s results of operations could be materially affected.
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
Warranty Obligations and Product Recall Costs
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
The principal assumptions used to determine the pension expense and the actuarial value of the projected benefit obligation for the U.S. and non-U.S. pension plans were:
Assumptions used to determine benefit obligations at December 31:

	Pension Benefits
	U.S. Plans		Non-U.S. Plans
	2016	2015	2016	2015
Weighted-average discount rate	2.70%	2.70%	2.83%	3.81%
Weighted-average rate of increase in compensation levels	N/A	N/A	3.86%	3.67%
Assumptions used to determine net expense for years ended December 31:

	Pension Benefits
	U.S. Plans			Non-U.S. Plans
	2016	2015	2014	2016	2015	2014
Weighted-average discount rate	2.70%	2.50%	3.00%	3.81%	3.67%	4.58%
Weighted-average rate of increase in compensation levels	N/A	N/A	N/A	3.67%	3.65%	3.85%
Weighted-average expected long-term rate of return on plan assets	N/A	N/A	N/A	5.84%	6.34%	6.35%
We select discount rates by analyzing the results of matching each plan’s projected benefit obligations with a portfolio of high-quality fixed income investments rated AA- or higher by Standard and Poor’s.
Delphi does not have any U.S. pension assets; therefore no U.S. asset rate of return calculation was necessary for 2016, 2015 or 2014. The primary funded non-U.S. plans are in the United Kingdom and Mexico. For the determination of 2016 expense, we assumed a long-term expected asset rate of return of approximately 5.75% and 7.50% for the United Kingdom and Mexico, respectively. We evaluated input from local actuaries and asset managers, including consideration of recent fund performance and historical returns, in developing the long-term rate of return assumptions. The assumptions for the United Kingdom and Mexico are primarily conservative long-term, prospective rates. To determine the expected return on plan assets, the market-related value of approximately 50% of our plan assets is actual fair value. The expected return on the remainder of our plan assets is determined by applying the expected long-term rate of return on assets to a calculated market-related value of these plan assets, which recognizes changes in the fair value of the plan assets in a systematic manner over five years.
Effective January 1, 2016, the Company changed the method used to estimate the service and interest cost components of net periodic benefit cost for pension and other postretirement benefit plans that utilize a yield curve approach. Historically, the Company estimated these service and interest cost components utilizing a single weighted-average discount rate derived from the yield curve used to measure the projected benefit obligation at the beginning of the period. The Company elected to utilize a full yield curve approach in the estimation of these components by applying the specific spot rates along the yield curve used in the determination of the projected benefit obligation to the relevant projected cash flows. The Company made this change to provide a more precise measurement of service and interest costs by improving the correlation between projected benefit cash flows to the corresponding spot yield curve rates. This change does not affect the measurement of the total benefit obligations. The Company has accounted for this change as a change in accounting estimate and accordingly accounted for it on a prospective basis. The reduction in service and interest costs associated with this change in estimate for the year ended December 31, 2016 was less than $10 million.
Our pension expense for 2017 is determined at the December 31, 2016 measurement date. For purposes of analysis, the following table highlights the sensitivity of our pension obligations and expense to changes in key assumptions:

Change in Assumption	Impact on Pension Expense	Impact on PBO
25 basis point (“bp”) decrease in discount rate	+ $8 million	+ $101 million
25 bp increase in discount rate	- $7 million	- $94 million
25 bp decrease in long-term expected return on assets	+ $3 million	—
25 bp increase in long-term expected return on assets	- $3 million	—
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
Goodwill and Intangible Assets
We periodically review goodwill for impairment indicators. We review goodwill for impairment annually in the fourth quarter or more frequently if events or changes in circumstances indicate that goodwill might be impaired. The Company performs the goodwill impairment review at the reporting unit level. We perform a qualitative assessment (step 0) of whether it is more likely than not that a reporting unit's fair value is less than its carrying amount. If not, no further goodwill impairment testing is performed. If so, we perform the step 1 and step 2 tests discussed hereafter. Our qualitative assessment involves significant estimates, assumptions, and judgments, including, but not limited to, macroeconomic conditions, industry and market conditions, financial performance of the Company, reporting unit specific events and changes in the Company's share price.
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
We review indefinite-lived intangible assets for impairment annually or more frequently if events or changes in circumstances indicate the assets might be impaired. Similar to the goodwill assessment described above, the Company first performs a qualitative assessment of whether it is more likely than not that an indefinite-lived intangible asset is impaired. If necessary, the Company then performs a quantitative impairment test by comparing the estimated fair of the asset, based upon its forecasted cash flows, to its carrying value. Other intangible assets with definite lives are amortized over their useful lives and are subject to impairment testing only if events or circumstances indicate that the asset might be impaired, as described above.
Inventories
Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or market, including direct material costs and direct and indirect manufacturing costs. Refer to Note 3. Inventories to the audited consolidated financial statements included herein. Obsolete inventory is identified based on analysis of inventory for known obsolescence issues, and, as of December 31, 2016, the market value of inventory on hand in excess of one year’s supply is generally fully-reserved.
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
As of December 31, 2016 and 2015, we were in a net derivative liability position of $37 million and $129 million, respectively, and there were no adjustments recorded for nonperformance risk based on the application of peer companies’ CDS rates and because Delphi’s exposures were to counterparties with investment grade credit ratings. Refer to Note 17. Derivatives and Hedging Activities to the audited consolidated financial statements included herein for more information.
Share-Based Compensation
The Delphi Automotive PLC Long Term Incentive Plan, as amended and restated effective April 23, 2015 (“PLC LTIP”) allows for the grant of share-based awards for long-term compensation to the employees, directors, consultants and advisors of the Company (further discussed in Note 21. Share-Based Compensation to the audited consolidated financial statements included herein). Grants of restricted stock units (“RSUs”) to Delphi's executives have been made under the PLC LTIP in each year from 2012 to 2016, and are expected to continue to be made annually. The RSU awards include a time-based vesting portion and a performance-based vesting portion. The performance-based vesting portion includes performance and market conditions in addition to service conditions. We determine the grant date fair value of the RSUs based on the closing price of the Company's ordinary shares on the date of the grant of the award and a contemporaneous valuation performed by an independent valuation specialist with respect to certain market conditions that impact the performance-based vesting portion of the RSUs. We recognize compensation expense based upon the grant date fair value of the awards applied to the Company's best estimate of ultimate performance against the respective targets on a straight-line basis over the requisite vesting period of the awards, adjusted for an estimate for forfeitures. The performance conditions require management to make assumptions regarding the likelihood of achieving certain performance goals. Changes in these performance assumptions, as well as differences in actual results from management's estimates, could result in estimated or actual fair values different from previously estimated fair values, which could materially impact the Company's future results of operations and financial condition.
Refer to Note 21. Share-Based Compensation to the audited consolidated financial statements included herein for additional information.
Recently Issued Accounting Pronouncements
Refer to Note 2. Significant Accounting Policies to the audited consolidated financial statements included herein for a complete description of recent accounting standards which we have not yet been required to implement which may be applicable to our operations. Additionally, the significant accounting standards that have been adopted during the year ended December 31, 2016 are described.
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
Currency Exchange Rate Risk
Currency exposures may impact future earnings and/or operating cash flows. We have currency exposures related to buying, selling and financing in currencies other than the local functional currencies in which we operate ("transactional exposure"). We also have currency exposures related to the translation of the financial statements of our foreign subsidiaries that use the local currency as their functional currency into U.S. dollars, the Company's reporting currency ("translational exposure"). The impact of translational exposure is recorded within currency translation adjustment in the Consolidated Statements of Comprehensive Income. During the year ended December 31, 2016, the foreign currency translation adjustment loss of $147 million was primarily due to the impact of a strengthening U.S. dollar, which increased approximately 4% in relation to the Euro, 6% in relation to the Chinese Yuan Renminbi and 17% in relation to the British Pound from December 31, 2015.
As described in Note. 17. Derivatives and Hedging Activities to the audited consolidated financial statements included herein, in order to manage certain translational exposure, we have designated the 2015 Euro-denominated Senior Notes and the 2016 Euro-denominated Senior Notes as net investment hedges of the foreign currency exposure of our investments in certain Euro-denominated subsidiaries. We have also entered into forward contracts designated as net investment hedges of the foreign currency exposure of our investments in certain Chinese Yuan Renminbi-denominated subsidiaries. The effective portion of the gains or losses on instruments designated as net investment hedges are recognized within the cumulative translation adjustment component in the Consolidated Statements of Comprehensive Income to offset changes in the value of the net investment in these foreign currency-denominated operations.
In some instances, we choose to reduce our transactional exposures through financial instruments (hedges) that provide offsets or limits to our exposures. Currently our most significant hedged currency exposures relate to the Mexican Peso, Chinese Yuan Renminbi, Polish Zloty, Turkish Lira and Hungarian Forint. As of December 31, 2016 and December 31, 2015 the net fair value liability of all financial instruments, including hedges and underlying transactions, with exposure to currency risk was approximately $910 million and $320 million, respectively. The potential loss or gain in fair value for such financial instruments from a hypothetical 10% adverse or favorable change in quoted currency exchange rates would be approximately $87 million and $38 million at December 31, 2016 and 2015, respectively. The impact of a 10% change in rates on fair value differs from a 10% change in the net fair value asset due to the existence of hedges. The model assumes a parallel shift in currency exchange rates; however, currency exchange rates rarely move in the same direction. The assumption that currency exchange rates change in a parallel fashion may overstate the impact of changing currency exchange rates on assets and liabilities denominated in currencies other than the U.S. dollar.
Commodity Price Risk
Commodity swaps/average rate forward contracts are executed to offset a portion of our exposure to the potential change in prices mainly for various non-ferrous metals used in the manufacturing of automotive components, primarily copper. The net fair value of our contracts was an asset (liability) of approximately $11 million and $(51) million at December 31, 2016 and 2015, respectively. If the price of the commodities that are being hedged by our commodity swaps/average rate forward contracts changed adversely or favorably by 10%, the fair value of our commodity swaps/average rate forward contracts would decrease or increase by $14 million and $15 million at December 31, 2016 and 2015, respectively. A 10% change in the net fair value liability differs from a 10% change in rates on fair value due to the relative differences between the underlying commodity prices and the prices in place in our commodity swaps/average rate forward contracts. These amounts exclude the offsetting impact of the price risk inherent in the physical purchase of the underlying commodities.
Interest Rate Risk
Our exposure to market risk associated with changes in interest rates relates primarily to our debt obligations. We do not use interest rate swap or other derivative contracts to manage our exposure to fluctuations in interest rates. As of December 31, 2016, we had approximately $400 million of floating rate debt, principally related to the Credit Agreement. The Credit Agreement carries an interest rate, at our option, on Tranche A term loan borrowings of either (a) the ABR plus 0.25% per annum, or (b) LIBOR plus 1.25% per annum, and on Revolving Credit Facility borrowings of either (a) the ABR plus 0.10% per annum, or (b) LIBOR plus 1.10% per annum.
The interest rate period with respect to the LIBOR interest rate option can be set at one-, two-, three-, or six-months as selected by us in accordance with the terms of the Credit Agreement (or other period as may be agreed by the applicable lenders), but payable no less than quarterly. We may elect to change the selected interest rate over the term of the Credit Facilities in accordance with the provisions of the Credit Agreement. The applicable interest rates listed above for the Revolving Credit Facility and the Tranche A Term Loan may increase or decrease from time to time in increments of 0.10% to 0.25%, up to a maximum of 0.50% based on changes to our corporate credit ratings. Accordingly, the interest rate will fluctuate during the term of the Credit Agreement based on changes in the Alternate Base Rate, LIBOR or future changes in our corporate credit ratings.
The table below indicates interest rate sensitivity on interest expense to floating rate debt based on amounts outstanding as of December 31, 2016.

Tranche A Term Loan
Change in Rate	(impact to annual interest expense, in millions)
25 bps decrease	- $1
25 bps increase	+$1

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Delphi Automotive PLC:

We have audited the accompanying consolidated balance sheets of Delphi Automotive PLC as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedule included in Item 15(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Delphi Automotive PLC at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Delphi Automotive PLC's internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 6, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Detroit, Michigan
February 6, 2017

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Delphi Automotive PLC:

We have audited Delphi Automotive PLC's internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Delphi Automotive PLC's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, Delphi Automotive PLC maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Delphi Automotive PLC as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2016 and our report dated February 6, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Detroit, Michigan
February 6, 2017

DELPHI AUTOMOTIVE PLC
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2016	2015	2014
	(in millions, except per share amounts)
Net sales	$16,661	$15,165	$15,499
Operating expenses:
Cost of sales	13,107	12,155	12,471
Selling, general and administrative	1,145	1,017	1,036
Amortization	134	93	94
Restructuring (Note 10)	328	177	140
Total operating expenses	14,714	13,442	13,741
Operating income	1,947	1,723	1,758
Interest expense	(156)	(127)	(135)
Other expense, net (Note 19)	(366)	(88)	(8)
Income from continuing operations before income taxes and equity income	1,425	1,508	1,615
Income tax expense	(242)	(263)	(255)
Income from continuing operations before equity income	1,183	1,245	1,360
Equity income, net of tax	35	16	20
Income from continuing operations	1,218	1,261	1,380
Income from discontinued operations, net of tax (Note 25)	108	274	60
Net income	1,326	1,535	1,440
Net income attributable to noncontrolling interest	69	85	89
Net income attributable to Delphi	$1,257	$1,450	$1,351

Amounts attributable to Delphi:
Income from continuing operations	$1,152	$1,188	$1,309
Income from discontinued operations	105	262	42
Net income	$1,257	$1,450	$1,351

Basic net income per share:
Continuing operations	$4.22	$4.16	$4.36
Discontinued operations	0.38	0.92	0.14
Basic net income per share attributable to Delphi	$4.60	$5.08	$4.50
Weighted average number of basic shares outstanding	273.02	285.20	300.27

Diluted net income per share:
Continuing operations	$4.21	$4.14	$4.34
Discontinued operations	0.38	0.92	0.14
Diluted net income per share attributable to Delphi	$4.59	$5.06	$4.48
Weighted average number of diluted shares outstanding	273.70	286.64	301.89

Cash dividends declared per share	$1.16	$1.00	$1.00
See notes to consolidated financial statements.

DELPHI AUTOMOTIVE PLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2016	2015	2014
	(in millions)
Net income	$1,326	$1,535	$1,440
Other comprehensive (loss) income:
Currency translation adjustments	(147)	(344)	(325)
Net change in unrecognized gain (loss) on derivative instruments, net of tax (Note 17)	95	(28)	(80)
Employee benefit plans adjustment, net of tax (Note 12)	(139)	64	(108)
Other comprehensive loss	(191)	(308)	(513)
Comprehensive income	1,135	1,227	927
Comprehensive income attributable to noncontrolling interests	60	69	80
Comprehensive income attributable to Delphi	$1,075	$1,158	$847
See notes to consolidated financial statements.

DELPHI AUTOMOTIVE PLC
CONSOLIDATED BALANCE SHEETS

	December 31,
	2016	2015
	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$838	$535
Restricted cash	1	1
Accounts receivable, net	2,938	2,750
Inventories (Note 3)	1,232	1,181
Other current assets (Note 4)	410	431
Current assets held for sale (Note 25)	—	223
Total current assets	5,419	5,121
Long-term assets:
Property, net (Note 6)	3,515	3,377
Investments in affiliates	101	94
Intangible assets, net (Note 7)	1,240	1,383
Goodwill (Note 7)	1,508	1,539
Other long-term assets (Note 4)	509	459
Total long-term assets	6,873	6,852
Total assets	$12,292	$11,973
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt (Note 11)	$12	$52
Accounts payable	2,563	2,541
Accrued liabilities (Note 8)	1,573	1,204
Current liabilities held for sale (Note 25)	—	130
Total current liabilities	4,148	3,927
Long-term liabilities:
Long-term debt (Note 11)	3,959	3,956
Pension benefit obligations	955	854
Other long-term liabilities (Note 8)	467	503
Total long-term liabilities	5,381	5,313
Total liabilities	9,529	9,240
Commitments and contingencies (Note 13)
Shareholders’ equity:
Preferred shares, $0.01 par value per share, 50,000,000 shares authorized, none issued and outstanding	—	—
Ordinary shares, $0.01 par value per share, 1,200,000,000 shares authorized, 269,789,959 and 278,208,470 issued and outstanding as of December 31, 2016 and December 31, 2015, respectively	3	3
Additional paid-in-capital	1,633	1,653
Retained earnings	1,980	1,627
Accumulated other comprehensive loss (Note 16)	(1,215)	(1,033)
Total Delphi shareholders’ equity	2,401	2,250
Noncontrolling interest	362	483
Total shareholders’ equity	2,763	2,733
Total liabilities and shareholders’ equity	$12,292	$11,973
See notes to consolidated financial statements.

DELPHI AUTOMOTIVE PLC
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2016	2015	2014
	(in millions)
Cash flows from operating activities:
Net income	$1,326	$1,535	$1,440
Income from discontinued operations, net of tax	108	274	60
Income from continuing operations	1,218	1,261	1,380
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	570	447	446
Amortization	134	93	94
Amortization of deferred debt issuance costs	9	11	9
Restructuring expense, net of cash paid	73	44	(22)
Deferred income taxes	(125)	(21)	(5)
Pension and other postretirement benefit expenses	62	75	88
Income from equity method investments, net of dividends received	(18)	1	(20)
Loss on extinguishment of debt	73	58	34
(Gain) loss on sale of assets	(151)	4	—
Share-based compensation	68	74	73
Changes in operating assets and liabilities:
Accounts receivable, net	(199)	(207)	67
Inventories	(53)	(38)	21
Other assets	28	(10)	65
Accounts payable	31	194	(6)
Accrued and other long-term liabilities	415	(161)	(44)
Other, net	(99)	(67)	(25)
Pension contributions	(95)	(91)	(110)
Net cash provided by operating activities from continuing operations	1,941	1,667	2,045
Net cash provided by operating activities from discontinued operations	—	36	90
Net cash provided by operating activities	1,941	1,703	2,135
Cash flows from investing activities:
Capital expenditures	(828)	(704)	(779)
Proceeds from sale of property / investments	28	10	15
Net proceeds from divestiture of discontinued operations	48	730	—
Proceeds from business divestitures, net of payments of $14 in 2015	197	11	—
Cost of business acquisitions, net of cash acquired	(15)	(1,654)	(345)
Cost of technology investments	(3)	(23)	(5)
Settlement of derivatives	(1)	—	—
Decrease in restricted cash	—	—	2
Net cash used in investing activities from continuing operations	(574)	(1,630)	(1,112)
Net cash used in investing activities from discontinued operations	(4)	(69)	(74)
Net cash used in investing activities	(578)	(1,699)	(1,186)
Cash flows from financing activities:
Net (repayments) proceeds under other short-term debt agreements	(34)	(214)	7
Repayments under long-term debt agreements	—	—	(164)
Repayment of senior notes	(862)	(546)	(526)
Proceeds from issuance of senior notes, net of issuance costs	852	2,043	691
Contingent consideration and deferred acquisition purchase price payments	(4)	—	—
Dividend payments of consolidated affiliates to minority shareholders	(42)	(63)	(73)
Repurchase of ordinary shares	(634)	(1,159)	(1,024)
Distribution of cash dividends	(317)	(286)	(301)
Taxes withheld and paid on employees' restricted share awards	(40)	(59)	(8)
Net cash used in financing activities	(1,081)	(284)	(1,398)
Effect of exchange rate fluctuations on cash and cash equivalents	(23)	(45)	(36)
Increase (decrease) in cash and cash equivalents	259	(325)	(485)
Cash and cash equivalents at beginning of the year	579	904	1,389
Cash and cash equivalents at end of the year	$838	$579	$904
Cash and cash equivalents of discontinued operations	$—	$44	$45
Cash and cash equivalents of continuing operations	$838	$535	$859
See notes to consolidated financial statements.

DELPHI AUTOMOTIVE PLC
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

	Ordinary Shares
	Number of Shares	Amount	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Delphi Shareholders’ Equity	Noncontrolling Interest	Total Shareholders’ Equity
	(in millions)
Balance at December 31, 2013	306	$3	$1,699	$1,446	$(237)	$2,911	$523	$3,434
Net income	—	—	—	1,351	—	1,351	89	1,440
Other comprehensive loss	—	—	—	—	(504)	(504)	(9)	(513)
Dividends on ordinary shares	—	—	4	(305)	—	(301)	—	(301)
Dividend payments of consolidated affiliates to minority shareholders	—	—	—	—	—	—	(100)	(100)
Taxes withheld on employees' restricted share award vestings	—	—	(8)	—	—	(8)	—	(8)
Repurchase of ordinary shares	(15)	—	(80)	(944)	—	(1,024)	—	(1,024)
Share-based compensation	—	—	76	—	—	76	—	76
Excess tax benefits on share-based compensation	—	—	9	—	—	9	—	9
Balance at December 31, 2014	291	$3	$1,700	$1,548	$(741)	$2,510	$503	$3,013
Net income	—	—	—	1,450	—	1,450	85	1,535
Other comprehensive loss	—	—	—	—	(292)	(292)	(16)	(308)
Dividends on ordinary shares	—	—	4	(290)	—	(286)	—	(286)
Dividend payments of consolidated affiliates to minority shareholders	—	—	—	—	—	—	(89)	(89)
Taxes withheld on employees' restricted share award vestings	—	—	(59)	—	—	(59)	—	(59)
Repurchase of ordinary shares	(15)	—	(78)	(1,081)	—	(1,159)	—	(1,159)
Share-based compensation	2	—	75	—	—	75	—	75
Excess tax benefits on share-based compensation	—	—	11	—	—	11	—	11
Balance at December 31, 2015	278	$3	$1,653	$1,627	$(1,033)	$2,250	$483	$2,733
Net income	—	—	—	1,257	—	1,257	69	1,326
Other comprehensive income	—	—	—	—	(182)	(182)	(9)	(191)
Dividends on ordinary shares	—	—	3	(320)	—	(317)	—	(317)
Dividend payments of consolidated affiliates to minority shareholders	—	—	—	—	—	—	(80)	(80)
Taxes withheld on employees' restricted share award vestings	—	—	(40)	—	—	(40)	—	(40)
Repurchase of ordinary shares	(10)	—	(51)	(584)	—	(635)	—	(635)
Divestiture of business	—	—	—	—	—	—	(101)	(101)
Share-based compensation	2	—	68	—	—	68	—	68
Balance at December 31, 2016	270	$3	$1,633	$1,980	$(1,215)	$2,401	$362	$2,763
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
Nature of operations—Delphi is a leading global vehicle components manufacturer and provides electrical and electronic, powertrain and safety technology solutions to the global automotive and commercial vehicle markets. Delphi is one of the largest vehicle component manufacturers, and its customers include all 25 of the largest automotive original equipment manufacturers (“OEMs”) in the world. Delphi operates 126 major manufacturing facilities and 15 major technical centers utilizing a regional service model that enables the Company to efficiently and effectively serve its global customers from low cost countries. Delphi has a presence in 46 countries and has over 20,000 scientists, engineers and technicians focused on developing market relevant product solutions for its customers. In line with the long term growth in emerging markets, Delphi has been increasing its focus on these markets, particularly in China, where the Company has a major manufacturing base and strong customer relationships.
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
On March 31, 2011, all of the outstanding Class A and Class C membership interests held by GM and the PBGC were redeemed, respectively, for approximately $4.4 billion. Refer to Note 15. Shareholders' Equity and Net Income Per Share for additional disclosures.
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

During the year ended December 31, 2016, Delphi received dividends of $17 million from one of its equity method investments. During the year ended December 31, 2015, Delphi received dividends of $17 million from one of its equity method investments. During the year ended December 31, 2014, Delphi received a dividend of $10 million from its equity method investment in Korea Delphi Automotive Systems Corporation ("KDAC"), a Korean unconsolidated joint venture which was sold during the year ended December 31, 2015 and has been reclassified to discontinued operations, as further described in Note 25. Discontinued Operations. The dividends were recognized as reductions to the investments and represented a return on the investments that were included in cash flows from operating activities from continuing operations and discontinued operations, respectively.
Investments in affiliates accounted for under the cost method totaled $26 million and $23 million as of December 31, 2016 and 2015, respectively, and are classified within other long-term assets in the consolidated balance sheet.
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
Research and development—Costs are incurred in connection with research and development programs that are expected to contribute to future earnings. Such costs are charged against income as incurred. Total research and development expenses, including engineering, net of customer reimbursements, were approximately $1.2 billion, $1.2 billion and $1.2 billion for the years ended December 31, 2016, 2015 and 2014, respectively.
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
The allowance for doubtful accounts is established based upon analysis of trade receivables for known collectability issues, the aging of the trade receivables at the end of each period and, generally, all accounts receivable balances greater than 90 days past due are fully reserved. As of December 31, 2016 and 2015, the allowance for doubtful accounts was $42 million and $26 million, respectively, and the provision for doubtful accounts was $24 million, $11 million, and $10 million for the years ended December 31, 2016, 2015 and 2014, respectively.
Inventories—As of December 31, 2016 and 2015, inventories are stated at the lower of cost, determined on a first-in, first-out basis, or market, including direct material costs and direct and indirect manufacturing costs. Refer to Note 3. Inventories for additional information. Obsolete inventory is identified based on analysis of inventory for known obsolescence issues, and, generally, the market value of inventory on hand in excess of one year’s supply is fully-reserved.
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
Pre-production costs related to long-term supply agreements—The Company incurs pre-production engineering, development and tooling costs related to products produced for its customers under long-term supply agreements. Engineering, testing and other costs incurred in the design and development of production parts are expensed as incurred, unless the costs are reimbursable, as specified in a customer contract. As of December 31, 2016 and 2015, $89 million and $98 million of such contractually reimbursable costs were capitalized, respectively. These amounts are recorded within other current and other long-term assets in the consolidated balance sheets, as further detailed in Note 4. Assets.
Special tools represent Delphi-owned tools, dies, jigs and other items used in the manufacture of customer components that will be sold under long-term supply arrangements, the costs of which are capitalized within property, plant and equipment if the Company has title to the assets. Special tools also include capitalized unreimbursed pre-production tooling costs related to customer-owned tools for which the customer has provided Delphi a non-cancellable right to use the tool. Delphi-owned special tools balances are depreciated over the expected life of the special tool or the life of the related vehicle program, whichever is shorter. The unreimbursed costs incurred related to customer-owned special tools that are not subject to reimbursement are capitalized and depreciated over the expected life of the special tool or the life of the related vehicle program, whichever is shorter. At December 31, 2016 and 2015, the special tools balance, net of accumulated depreciation, was $483 million and $482 million, respectively, included within property, net in the consolidated balance sheets. As of December 31, 2016 and 2015, the Delphi-owned special tools balances were $397 million and $404 million, respectively, and the customer-owned special tools balances were $86 million and $78 million, respectively.
Valuation of long-lived assets—The carrying value of long-lived assets held for use, including definite-lived intangible assets, is periodically evaluated when events or circumstances warrant such a review. The carrying value of a long-lived asset held for use is considered impaired when the anticipated separately identifiable undiscounted cash flows from the asset are less than the carrying value of the asset. In that event, a loss is recognized based on the amount by which the carrying value exceeds the estimated fair value of the long-lived asset. Impairment losses on long-lived assets held for sale are recognized if the carrying value of the asset is in excess of the asset's estimated fair value, reduced for the cost to dispose of the asset. Fair value of long-lived assets is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved (an income approach), and in certain situations Delphi’s review of appraisals (a market approach). Refer to Note 6. Property, Net for additional information.

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
Intangible assets—The Company amortizes definite-lived intangible assets over their estimated useful lives. The Company has definite-lived intangible assets related to patents and developed technology, customer relationships and trade names. Indefinite-lived in-process research and development intangible assets are not amortized, but are tested for impairment annually, or more frequently when indicators of potential impairment exist, until the completion or abandonment of the associated research and development efforts. The Company also has intangible assets related to acquired trade names that are classified as indefinite-lived when there are no foreseeable limits on the periods of time over which they are expected to contribute cash flows. These indefinite-lived trade name assets are tested for impairment annually, or more frequently when indicators of potential impairment exist. Costs to renew or extend the term of acquired intangible assets are recognized as expense as incurred. No intangible asset impairments were recorded in 2016, 2015 or 2014. Refer to Note 7. Intangible Assets and Goodwill for additional information.
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
The impairment test involves first qualitatively assessing goodwill for impairment. If the qualitative assessment is not met we then perform a quantitative assessment by first comparing the estimated fair value of each reporting unit to its carrying value, including goodwill. Fair value reflects the price a market participant would be willing to pay in a potential sale of the reporting unit. If the estimated fair value exceeds carrying value, then we conclude that no goodwill impairment has occurred. If the carrying value of the reporting unit exceeds its estimated fair value, a second step is required to measure possible goodwill impairment loss. The second step includes hypothetically valuing the tangible and intangible assets and liabilities of the reporting unit as if the reporting unit had been acquired in a business combination. Then, the implied fair value of the reporting unit's goodwill is compared to the carrying value of that goodwill. If the carrying value of the reporting unit's goodwill exceeds the implied fair value of the goodwill, we recognize an impairment loss in an amount equal to the excess, not to exceed the carrying value. Refer to Note 20. Acquisitions and Divestitures, for further information on the goodwill attributable to the Company's acquisitions.
Goodwill impairment—In the fourth quarter of 2016 and 2015, the Company completed a qualitative goodwill impairment assessment, and after evaluating the results, events and circumstances of the Company, the Company concluded that sufficient evidence existed to assert qualitatively that it was more likely than not that the estimated fair value of each reporting unit remained in excess of its carrying values. Therefore, a two-step impairment assessment was not necessary. No goodwill impairments were recorded in 2016, 2015 or 2014. Refer to Note 7. Intangible Assets and Goodwill for additional information.
Discontinued operations—The Company reports financial results for discontinued operations separately from continuing operations to distinguish the financial impact of disposal transactions from ongoing operations. Discontinued operations reporting occurs only when the disposal of a component or a group of components of the Company represents a strategic shift that will have a major effect on the Company's operations and financial results. During the year ended December 31, 2015, Delphi completed the divestitures of the Company's wholly owned Thermal Systems business and the Company's interest in its KDAC joint venture. During the year ended December 31, 2016, Delphi completed the divestiture of its interest in its Shanghai Delphi Automotive Air Conditioning ("SDAAC") joint venture. Delphi's interests in the KDAC and SDAAC joint ventures were previously reported within the Thermal Systems segment. Accordingly, the assets and liabilities, operating results and operating and investing cash flows for the previously reported Thermal Systems segment are presented as discontinued operations separate from the Company’s continuing operations for all periods presented. Prior period information has been reclassified to present this business as discontinued operations for all periods presented, and has therefore been excluded from both continuing operations and segment results for all periods presented in these consolidated financial statements and the notes to the consolidated financial statements, unless otherwise noted. These items had no impact on the amounts of previously reported net income attributable to Delphi or total shareholders' equity. Refer to Note 25. Discontinued Operations for further information regarding the Company's discontinued operations.
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
Foreign currency translation—Assets and liabilities of non-U.S. subsidiaries that use a currency other than U.S. dollars as their functional currency are translated to U.S. dollars at end-of-period currency exchange rates. The consolidated statements of operations of non-U.S. subsidiaries are translated to U.S. dollars at average-period currency exchange rates. The effect of translation for non-U.S. subsidiaries is generally reported in other comprehensive income ("OCI"). The effect of remeasurement of assets and liabilities of non-U.S. subsidiaries that use the U.S. dollar as their functional currency is primarily included in cost of sales. Also included in cost of sales are gains and losses arising from transactions denominated in a currency other than the functional currency of a particular entity. Net foreign currency transaction gains of less than $1 million and $8 million were included in the consolidated statements of operations for the year ended December 31, 2016, and December 31, 2015, respectively, and a net foreign currency transaction loss of $5 million was included in the consolidated statement of operations for the year ended December 31, 2014. The accumulated foreign currency translation adjustment related to an investment in a foreign subsidiary is reclassified to net income upon sale or upon complete or substantially complete liquidation of the respective entity.
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

Asset retirement obligations—Asset retirement obligations are recognized in accordance with FASB ASC 410, Asset Retirement and Environmental Obligations. Conditional retirement obligations have been identified primarily related to asbestos abatement at certain sites. To a lesser extent, conditional retirement obligations also exist at certain sites related to the removal of storage tanks and polychlorinated biphenyl disposal costs. Asset retirement obligations were $2 million and $2 million at December 31, 2016 and 2015, respectively.
Customer concentrations—As reflected in the table below, net sales to GM and VW, Delphi's two largest customers, totaled approximately 22%, 22% and 25% of our total net sales for the years ended December 31, 2016, 2015 and 2014, respectively.

	Percentage of Total Net Sales			Accounts and Other Receivables
	Year Ended December 31,			December 31, 2016	December 31, 2015
	2016	2015	2014
				(in millions)
GM	14%	14%	16%	$370	$289
VW	8%	8%	9%	150	186
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
Foreign exchange forward contracts are accounted for as hedges of firm or forecasted foreign currency commitments or foreign currency exposure of the net investment in certain foreign operations to the extent they are designated and assessed as highly effective. All foreign exchange contracts are marked to market on a current basis. Commodity swaps are accounted for as hedges of firm or anticipated commodity purchase contracts to the extent they are designated and assessed as effective. All other commodity derivative contracts that are not designated as hedges are either marked to market on a current basis or are exempted from mark to market accounting as normal purchases. At December 31, 2016 and 2015, the Company's exposure to movements in interest rates was not hedged with derivative instruments. Refer to Note 17. Derivatives and Hedging Activities and Note 18. Fair Value of Financial Instruments for additional information.
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
Share-based compensation—The Company's share-based compensation arrangements consist of the Delphi Automotive PLC Long Term Incentive Plan, as amended and restated effective April 23, 2015 (the “PLC LTIP”), under which grants of restricted stock units (“RSUs”) have been made in each period from 2012 to 2016. The RSU awards include a time-based vesting portion and a performance-based vesting portion. The performance-based vesting portion includes performance and market conditions in addition to service conditions. The grant date fair value of the RSUs is determined based on the closing price of the Company's ordinary shares on the date of the grant of the award, including an estimate for forfeitures, or a contemporaneous valuation performed by an independent valuation specialist with respect to awards with market conditions. Compensation expense is recognized based upon the grant date fair value of the awards applied to the Company's best estimate of ultimate performance against the respective targets on a straight-line basis over the requisite vesting period of the awards. The performance conditions require management to make assumptions regarding the likelihood of achieving certain performance goals. Changes in these performance assumptions, as well as differences in actual results from management's estimates, could result in estimated or actual values different from previously estimated fair values. Refer to Note 21. Share-Based Compensation for additional information.
Business combinations—The Company accounts for its business combinations in accordance with the accounting guidance in FASB ASC 805, Business Combinations. The purchase price of an acquired business is allocated to its identifiable assets and liabilities based on estimated fair values. The excess of the purchase price over the amount allocated to the assets and liabilities, if any, is recorded as goodwill. Determining the fair values of assets acquired and liabilities assumed requires management's judgment, the utilization of independent appraisal firms and often involves the use of significant estimates and assumptions with respect to the timing and amount of future cash flows, market rate assumptions, actuarial assumptions, and appropriate discount rates, among other items. Refer to Note 20. Acquisitions and Divestitures for additional information.
Retrospective changes—As described in Note 23. Segment Reporting, in 2016 Delphi reorganized its management reporting structure by moving its Power Electronics product line, which was historically included in the Electronics and Safety segment, to the Powertrain Systems segment. Consistent with this change in the Company's management reporting structure and basis of financial information used by the chief operating decision maker, the prior period results of the Power Electronics product line have been reclassified from the Electronics and Safety segment to the Powertrain Systems segment for all periods presented. This reclassification had no impact on the consolidated financial statements.
Recently adopted accounting pronouncements—In April 2015, the FASB issued Accounting Standards Update ("ASU") ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. This guidance requires that debt issuance costs be presented as a direct reduction to the carrying amount of the related debt in the balance sheet rather than as a deferred charge, consistent with the presentation of discounts on debt. ASU 2015-15, Interest - Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs associated with Line-of-Credit Arrangements, was issued in August 2015 to clarify that the U.S. Securities and Exchange Commission ("SEC") staff would not object to an entity deferring and presenting debt issuance costs related to a line-of-credit arrangement as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The guidance is effective for fiscal years beginning after December 15, 2015, and is to be applied retrospectively. As permitted, the Company elected to early adopt this guidance effective December 31, 2015, and has classified $24 million and $28 million as of December 31, 2016 and December 31, 2015, respectively, of deferred debt issuance costs associated with term debt within long-term debt in the consolidated balance sheet. Deferred issuance costs associated with the Company’s Revolving Credit Facility of $10 million and $12 million as of December 31, 2016 and December 31, 2015, respectively, remain classified within other long-term assets. Refer to Note 11. Debt for further information.
In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. This guidance requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined, including the effect on earnings of changes in depreciation, amortization, or other income effects, if any. The guidance is effective for interim and annual periods beginning after December 15, 2015, and is to be applied prospectively to adjustments to provisional amounts that occur after the effective date, with earlier application permitted for financial statements that have not yet been made available for issuance. Delphi adopted this guidance effective January 1, 2016, and has applied it to adjustments to provisional amounts resulting from business combinations for which the accounting was incomplete as of December 31, 2015. The adoption of this guidance did not have a significant impact on Delphi's financial statements. Refer to Note 20. Acquisitions and Divestitures for further information.
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
Recently issued accounting pronouncements not yet adopted—In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. This ASU supersedes most of the existing guidance on revenue recognition in Accounting Standards Codification ("ASC") Topic 605, Revenue Recognition and establishes a broad principle that would require an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this principle, an entity identifies the contract with a customer, identifies the separate performance obligations in the contract, determines the transaction price, allocates the transaction price to the separate performance obligations and recognizes revenue when each separate performance obligation is satisfied. The FASB has subsequently issued additional ASUs to clarify certain elements of the new revenue recognition guidance. The guidance is effective for fiscal years beginning after December 15, 2017, and is to be applied retrospectively using one of two transition methods at the entity's election. The full retrospective method requires companies to recast each prior reporting period presented as if the new guidance had always existed. Under the modified retrospective method, companies would recognize the cumulative effect of initially applying the standard as an adjustment to opening retained earnings at the date of initial application. Early adoption is permitted for fiscal years beginning after December 15, 2016.
The Company has continued to monitor FASB activity related to the new standard, and has worked with various non-authoritative industry groups to assess certain interpretative issues and the associated implementation of the new standard. The Company has drafted its accounting policy for the new standard based on a detailed review of its business and contracts. Delphi currently anticipates the most significant impact of the implementation of the new standard relates to the Company's accounting for guaranteed reimbursements of certain pre-production engineering, development and tooling costs related to products manufactured for our customers under long-term supply agreements. Under the current applicable guidance, such reimbursements from customers are recorded as cost offsets; whereas under the new standard we currently anticipate recognizing such guaranteed recoveries as revenues, as the reimbursements specified in the customer contracts represent consideration from contracts with customers under the new standard. While the Company continues to assess all potential impacts of the new standard, we do not currently expect that the adoption of this guidance will have a material impact on our revenues, results of operations or financial position. The Company plans to adopt the new revenue standard effective January 1, 2018. The Company has not yet selected a transition method and continues to evaluate the effect of the standard on our ongoing financial reporting and implementation approach.
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
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). Under this guidance, lessees will be required to recognize on the balance sheet a lease liability and a right-of-use asset for all leases, with the exception of short-term leases. The lease liability represents the lessee's obligation to make lease payments arising from a lease, and will be measured as the present value of the lease payments. The right-of-use asset represents the lessee’s right to use a specified asset for the lease term, and will be measured at the lease liability amount, adjusted for lease prepayment, lease incentives received and the lessee’s initial direct costs. The standard also requires a lessee to recognize a single lease cost allocated over the lease term, generally on a straight-line basis. The new guidance is effective for fiscal years beginning after December 15, 2018. ASU 2016-02 is required to be applied using the modified retrospective approach for all leases existing as of the effective date and provides for certain practical expedients. Early adoption is permitted. The Company is currently evaluating the effects that the adoption of ASU 2016-02 will have on the Company’s consolidated financial statements, and anticipates the new guidance will significantly impact its consolidated financial statements as the Company has a significant number of leases. As further described in Note 13. Commitments and Contingencies, as of December 31, 2016, Delphi had minimum lease commitments under non-cancellable operating leases totaling $358 million.
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
In October 2016, the FASB issued ASU No. 2016-16, Accounting for Income Taxes: Intra-Entity Asset Transfers of Assets Other than Inventory. This guidance requires that the tax effects of all intra-entity sales of assets other than inventory be recognized in the period in which the transaction occurs. The new guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption as of the beginning of an annual reporting period is permitted. The guidance is to be applied on a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. The Company is currently evaluating the impact that the adoption of this guidance will have on its consolidated financial statements.
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. This guidance requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and restricted cash. As a result, restricted cash will be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The new guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, and the new guidance is to be applied retrospectively. The adoption of this guidance is not expected to have a significant impact on Delphi's financial statements, other than the classification of restricted cash within the beginning-of-period and end-of-period totals on the consolidated statement of cash flows, as opposed to being excluded from these totals.

3. INVENTORIES
Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or market, including direct material costs and direct and indirect manufacturing costs. A summary of inventories is shown below:

	December 31, 2016	December 31, 2015
	(in millions)
Productive material	$649	$634
Work-in-process	113	98
Finished goods	470	449
Total	$1,232	$1,181

4. ASSETS
Other current assets consisted of the following:

	December 31, 2016	December 31, 2015
	(in millions)
Value added tax receivable	$192	$198
Prepaid insurance and other expenses	66	78
Reimbursable engineering costs	63	55
Notes receivable	43	25
Income and other taxes receivable	26	44
Deposits to vendors	8	8
Derivative financial instruments (Note 17)	11	—
Other	1	23
Total	$410	$431
Other long-term assets consisted of the following:

	December 31, 2016	December 31, 2015
	(in millions)
Deferred income taxes (Note 14)	$283	$238
Unamortized Revolving Credit Facility debt issuance costs (Note 11)	10	12
Income and other taxes receivable	56	54
Reimbursable engineering costs	26	43
Value added tax receivable	33	24
Cost method investments	26	23
Derivative financial instruments (Note 17)	8	—
Other	67	65
Total	$509	$459

5. INVESTMENTS IN AFFILIATES
As part of Delphi’s continuing operations, it has investments in six non-consolidated affiliates accounted for under the equity method of accounting. These affiliates are not publicly traded companies and are located primarily in Asia Pacific and North America. Delphi’s ownership percentages vary generally from approximately 20% to 50%, with the most significant investments in Delphi-TVS Diesel Systems Ltd (of which Delphi owns approximately 50%) and Promotora de Partes Electricas Automotrices, S.A. de C.V. (of which Delphi owns approximately 40%). The aggregate investment in non-consolidated affiliates was $101 million and $94 million at December 31, 2016 and 2015, respectively. Dividends of $17 million, $17 million and $0 for the years ended December 31, 2016, 2015 and 2014, respectively, have been received from non-consolidated affiliates. No impairment charges were recorded for the years ended December 31, 2016, 2015 and 2014.
The following is a summary of the combined financial information of significant affiliates accounted for under the equity method for continuing operations as of December 31, 2016 and 2015 and for the years ended December 31, 2016, 2015 and 2014 (unaudited):

	December 31,
	2016	2015
	(in millions)
Current assets	$238	$205
Non-current assets	175	166
Total assets	$413	$371
Current liabilities	$148	$125
Non-current liabilities	62	67
Shareholders’ equity	203	179
Total liabilities and shareholders’ equity	$413	$371

	Year Ended December 31,
	2016	2015	2014
	(in millions)
Net sales	$633	$557	$624
Gross profit	159	139	143
Net income	77	38	41
A summary of transactions with affiliates is shown below:

	Year Ended December 31,
	2016	2015	2014
	(in millions)
Sales to affiliates	$32	$42	$57
Purchases from affiliates	36	48	55

6. PROPERTY, NET
Property, net consisted of:

	Estimated Useful Lives	December 31,
		2016	2015
	(Years)	(in millions)
Land	—	$120	$156
Land and leasehold improvements	3-20	173	143
Buildings	40	656	652
Machinery, equipment and tooling	3-20	4,046	3,713
Furniture and office equipment	3-10	425	342
Construction in progress	—	353	315
Total		5,773	5,321
Less: accumulated depreciation		(2,258)	(1,944)
Total property, net		$3,515	$3,377
For the year ended December 31, 2016, Delphi recorded asset impairment charges of $30 million in cost of sales related to declines in the fair values of certain fixed assets, $25 million of which related to the initiation of a plant closure of a European manufacturing site within the Powertrain Systems segment, as further described in Note 10. Restructuring. For the year ended December 31, 2015, Delphi recorded asset impairment charges of $16 million in cost of sales related to declines in the fair values of certain fixed assets. For the year ended December 31, 2014, Delphi recorded asset impairment charges of $5 million in cost of sales and $2 million in selling, general and administrative expense related to declines in the fair values of certain fixed assets and capitalized software no longer being utilized.

7. INTANGIBLE ASSETS AND GOODWILL
The changes in the carrying amount of intangible assets and goodwill were as follows as of December 31, 2016 and 2015. See Note 20. Acquisitions and Divestitures for a further description of the goodwill and intangible assets resulting from Delphi's acquisitions in 2016 and 2015.

		As of December 31, 2016			As of December 31, 2015
	Estimated Useful Lives	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Years)	(in millions)			(in millions)
Amortized intangible assets:
Patents and developed technology	6-15	$740	$344	$396	$745	$279	$466
Customer relationships	4-14	846	230	616	861	171	690
Trade names	5-20	104	36	68	105	30	75
Total		1,690	610	1,080	1,711	480	1,231
Unamortized intangible assets:
In-process research and development	—	34	—	34	24	—	24
Trade names	—	126	—	126	128	—	128
Goodwill	—	1,508	—	1,508	1,539	—	1,539
Total		$3,358	$610	$2,748	$3,402	$480	$2,922

Estimated amortization expense for the years ending December 31, 2017, 2018, 2019, 2020 and 2021 is presented below:

	Year Ending December 31,
	2017	2018	2019	2020	2021
	(in millions)
Estimated amortization expense	$134	$129	$117	$114	$110
A roll-forward of the gross carrying amounts of intangible assets for the years ended December 31, 2016 and 2015 is presented below.

	2016	2015
	(in millions)
Balance at January 1	$3,402	$1,782
Acquisitions (1)	25	1,701
Foreign currency translation and other	(69)	(81)
Balance at December 31	$3,358	$3,402

(1)
Primarily attributable to the 2016 acquisition of PureDepth, Inc., and the 2015 acquisitions of HellermannTyton Group PLC, Control-Tec LLC and Ottomatika, Inc., as further described in Note 20. Acquisitions and Divestitures.

A roll-forward of the accumulated amortization for the years ended December 31, 2016 and 2015 is presented below:

	2016	2015
	(in millions)
Balance at January 1	$480	$398
Amortization	134	93
Foreign currency translation and other	(4)	(11)
Balance at December 31	$610	$480
A roll-forward of the carrying amount of goodwill, by operating segment, for the years ended December 31, 2016 and 2015 is presented below:

	Electrical/Electronic Architecture	Powertrain Systems	Electronics and Safety	Total
	(in millions)
Balance at January 1, 2015	$648	$8	$—	$656
Acquisitions (1)	856	—	73	929
Foreign currency translation and other	(46)	—	—	(46)
Balance at December 31, 2015	$1,458	$8	$73	$1,539
Acquisitions (2)	$10	$—	$5	$15
Foreign currency translation and other	(44)	(2)	—	(46)
Balance at December 31, 2016	$1,424	$6	$78	$1,508

(1)	Primarily attributable to the acquisitions of HellermannTyton Group PLC, Control-Tec LLC and Ottomatika, Inc., as further described in Note 20. Acquisitions and Divestitures.

(2)
Primarily attributable to measurement period adjustments related to the 2015 acquisition of HellermannTyton Group PLC and the acquisition of PureDepth Inc., as further described in Note 20. Acquisitions and Divestitures.

8. LIABILITIES
Accrued liabilities consisted of the following:

	December 31, 2016	December 31, 2015
	(in millions)
Payroll-related obligations	$233	$221
Employee benefits, including current pension obligations	106	90
Reserve for Unsecured Creditors litigation (Note 13)	300	—
Income and other taxes payable	188	222
Warranty obligations (Note 9)	102	69
Restructuring (Note 10)	153	85
Customer deposits	30	36
Derivative financial instruments (Note 17)	45	108
Accrued interest	40	39
Other	376	334
Total	$1,573	$1,204
Other long-term liabilities consisted of the following:

	December 31, 2016	December 31, 2015
	(in millions)
Environmental (Note 13)	$5	$3
Extended disability benefits	8	8
Warranty obligations (Note 9)	59	62
Restructuring (Note 10)	45	46
Payroll-related obligations	9	9
Accrued income taxes	125	31
Deferred income taxes (Note 14)	158	252
Derivative financial instruments (Note 17)	11	21
Other	47	71
Total	$467	$503

9. WARRANTY OBLIGATIONS
Expected warranty costs for products sold are recognized principally at the time of sale of the product based on an estimate of the amount that will eventually be required to settle such obligations. These accruals are based on factors such as past experience, production changes, industry developments and various other considerations. The estimated costs related to product recalls based on a formal campaign soliciting return of that product are accrued at the time an obligation becomes probable and can be reasonably estimated. These estimates are adjusted from time to time based on facts and circumstances that impact the status of existing claims. Delphi has recognized its best estimate for its total aggregate warranty reserves, including product recall costs, across all of its operating segments as of December 31, 2016. The Company estimates the reasonably possible amount to ultimately resolve all matters in excess of the recorded reserves as of December 31, 2016 to be zero to $50 million.

The table below summarizes the activity in the product warranty liability for the years ended December 31, 2016 and 2015:

	Year Ended December 31,
	2016	2015
	(in millions)
Accrual balance at beginning of year	$131	$146
Provision for estimated warranties incurred during the year	91	72
Changes in estimate for pre-existing warranties	30	(11)
Settlements made during the year (in cash or in kind)	(85)	(70)
Foreign currency translation and other	(6)	(6)
Accrual balance at end of year	$161	$131
During the year ended December 31, 2016, the Company recorded $25 million pursuant to a settlement agreement reached with one of the Company's OEM customers regarding warranty claims related to certain components supplied by Delphi’s Powertrain Systems segment.

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
As part of Delphi's continued efforts to optimize its cost structure, it has undertaken several restructuring programs which include workforce reductions as well as plant closures. These programs are primarily focused on the continued rotation of our manufacturing footprint to low cost locations in Europe and on reducing global overhead costs. The Company recorded employee-related and other restructuring charges related to these programs totaling approximately $328 million during the year ended December 31, 2016. These charges included $103 million for programs implemented to reduce global overhead costs, as well as $170 million for programs focused on the continued rotation of our manufacturing footprint to low cost locations in Europe, $93 million of which related to the closure of a European manufacturing site within the Powertrain Systems segment. Cash payments for this restructuring action are expected to be principally completed in 2017. Additionally, Delphi recognized non-cash asset impairment charges of $25 million during the year ended December 31, 2016 related to this plant closure, which were recorded within cost of sales.
During the year ended December 31, 2015, Delphi recorded employee-related and other restructuring charges totaling approximately $177 million, primarily related to Delphi's on-going restructuring programs focused on aligning manufacturing capacity with the levels of automotive production in Europe and South America, and the continued rotation of our manufacturing footprint to low cost locations within these regions. These charges included the recognition of approximately $68 million of employee-related and other costs related to the initiation of a workforce reduction at a European manufacturing site within the Powertrain Systems segment. During the year ended December 31, 2014, Delphi recorded employee related and other restructuring charges totaling approximately $140 million, which included the recognition of approximately $35 million of employee-related and other costs related to the initiation of a workforce reduction at a European manufacturing site within the Powertrain Systems segment.
Additionally, the Company recorded $0, $3 million and $4 million of restructuring costs within discontinued operations related to the Thermal Systems business during the years ended December 31, 2016, 2015 and 2014, respectively.
Restructuring charges for employee separation and termination benefits are paid either over the severance period or in a lump sum in accordance with either statutory requirements or individual agreements. Delphi incurred cash expenditures related to its restructuring programs of approximately $255 million and $133 million in the years ended December 31, 2016 and December 31, 2015, respectively.

The following table summarizes the restructuring charges recorded for the years ended December 31, 2016, 2015 and 2014 by operating segment:

	Year Ended December 31,
	2016	2015	2014
	(in millions)
Electrical/Electronic Architecture	$117	$37	$57
Powertrain Systems	172	115	55
Electronics and Safety	39	25	28
Total	$328	$177	$140
The table below summarizes the activity in the restructuring liability for the years ended December 31, 2016 and 2015:

	Employee Termination Benefits Liability	Other Exit Costs Liability	Total
	(in millions)
Accrual balance at January 1, 2015	$95	$2	$97
Provision for estimated expenses incurred during the year	175	2	177
Payments made during the year	(131)	(2)	(133)
Foreign currency and other	(10)	—	(10)
Accrual balance at December 31, 2015	$129	$2	$131
Provision for estimated expenses incurred during the year	$322	$6	$328
Payments made during the year	(252)	(3)	(255)
Foreign currency and other	(6)	—	(6)
Accrual balance at December 31, 2016	$193	$5	$198

11. DEBT
The following is a summary of debt outstanding, net of unamortized issuance costs and discounts, as of December 31, 2016 and December 31, 2015, respectively:

	December 31,
	2016	2015
	(in millions)
3.15%, senior notes, due 2020 (net of $3 and $4 unamortized issuance costs and $1 and $1 discount, respectively)	$646	$645
5.00%, senior notes, due 2023 (net of $0 and $9 unamortized issuance costs, respectively)	—	791
4.15%, senior notes, due 2024 (net of $4 and $5 unamortized issuance costs and $2 and $2 discount, respectively)	694	693
1.50%, Euro-denominated senior notes, due 2025 (net of $4 and $5 unamortized issuance costs and $3 and $3 discount, respectively)	729	757
4.25%, senior notes, due 2026 (net of $4 and $4 unamortized issuance costs, respectively)	646	646
1.60%, Euro-denominated senior notes, due 2028 (net of $4 and $0 unamortized issuance costs and $1 and $0 discount, respectively)	521	—
4.40%, senior notes, due 2046 (net of $3 and $0 unamortized issuance costs and $2 and $0 discount, respectively)	295	—
Tranche A Term Loan, due 2021 (net of $2 and $1 unamortized issuance costs, respectively)	398	399
Capital leases and other	42	77
Total debt	3,971	4,008
Less: current portion	(12)	(52)
Long-term debt	$3,959	$3,956

The principal maturities of debt, at nominal value, follows:

Debt and Capital Lease Obligations
(in millions)
2017	$12
2018	25
2019	29
2020	683
2021	333
Thereafter	2,922
Total	$4,004
Credit Agreement
Delphi Automotive PLC and its wholly-owned subsidiary Delphi Corporation entered into a credit agreement (the "Credit Agreement") with JPMorgan Chase Bank, N.A., as administrative agent (the "Administrative Agent"), under which it maintains senior secured credit facilities currently consisting of a term loan (the “Tranche A Term Loan”) and a revolving credit facility of $2.0 billion (the “Revolving Credit Facility”). The Credit Agreement was entered into in March 2011 and has been subsequently amended and restated on several occasions, most recently on August 17, 2016. The 2016 amendment extended the maturity of the Revolving Credit Facility and the Tranche A Term Loan from 2018 to 2021, increased the capacity of the Revolving Credit Facility from $1.5 billion to $2.0 billion and permitted Delphi Automotive PLC to act as a borrower on the Revolving Credit Facility. A loss on debt extinguishment of $3 million was recorded within other income (expense), net in the consolidated statement of operations during the year ended December 31, 2016 in conjunction with the 2016 amendment.
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
As of December 31, 2016, there were no amounts drawn on the Revolving Credit Facility and approximately $7 million in letters of credit issued under the Credit Agreement. Letters of credit issued under the Credit Agreement reduce availability under the Revolving Credit Facility.
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

	December 31, 2016		December 31, 2015
	LIBOR plus	ABR plus	LIBOR plus	ABR plus
Revolving Credit Facility	1.10%	0.10%	1.00%	0.00%
Tranche A Term Loan	1.25%	0.25%	1.00%	0.00%
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
The interest rate period with respect to LIBOR interest rate options can be set at one-, two-, three-, or six-months as selected by Delphi in accordance with the terms of the Credit Agreement (or other period as may be agreed by the applicable lenders). Delphi may elect to change the selected interest rate option in accordance with the provisions of the Credit Agreement. As of December 31, 2016, Delphi selected the one-month LIBOR interest rate option on the Tranche A Term Loan, and the rate effective as of December 31, 2016, as detailed in the table below, was based on the Company's current credit rating and the Applicable Rate for the Credit Agreement:

		Borrowings as of
		December 31, 2016	Rates effective as of
	Applicable Rate	(in millions)	December 31, 2016
Tranche A Term Loan	LIBOR plus 1.25%	$400	2.00%
Borrowings under the Credit Agreement are prepayable at Delphi's option without premium or penalty.
The Credit Agreement contains certain covenants that limit, among other things, the Company’s (and the Company’s subsidiaries’) ability to incur certain additional indebtedness or liens or to dispose of substantially all of its assets. In addition, the Credit Agreement requires that the Company maintain a consolidated leverage ratio (the ratio of Consolidated Total Indebtedness to Consolidated EBITDA, each as defined in the Credit Agreement) of less than 3.50 to 1.0. The Credit Agreement also contains events of default customary for financings of this type. The Company was in compliance with the Credit Agreement covenants as of December 31, 2016.
As of December 31, 2016, all obligations under the Credit Agreement were borrowed by Delphi Corporation and jointly and severally guaranteed by its direct and indirect parent companies, subject to certain exceptions set forth in the Credit Agreement. Refer to Note 22. Supplemental Guarantor and Non-Guarantor Condensed Consolidating Financial Statements for additional information.
Senior Unsecured Notes
On May 17, 2011, Delphi Corporation issued $500 million of 5.875% senior unsecured notes due 2019 (the "5.875% Senior Notes") and $500 million of 6.125% senior unsecured notes due 2021 (the "6.125% Senior Notes") (collectively, the “2011 Senior Notes”) in a transaction exempt from registration under Rule 144A and Regulation S of the Securities Act of 1933 (the “Securities Act”). The net proceeds of approximately $1 billion as well as cash on hand were used to pay down amounts outstanding under the Credit Agreement. In May 2012, Delphi Corporation completed a registered exchange offer for all of the 2011 Senior Notes. No proceeds were received by Delphi Corporation as a result of the exchange. In March 2014, Delphi redeemed for cash the entire $500 million aggregate principal amount outstanding of the 5.875% Senior Notes, financed by a portion of the proceeds received from the issuance of the 2014 Senior Notes, as defined below. In March 2015, Delphi redeemed for cash the entire $500 million aggregate principal amount outstanding of the 6.125% Senior Notes, financed by a portion of the proceeds from the issuance of the 2015 Euro-denominated Senior Notes, as defined below. As a result of the redemption of the 2011 Senior Notes, Delphi recognized losses on debt extinguishment of approximately $52 million during the year ended December 31, 2015 and $33 million during the year ended December 31, 2014.
On February 14, 2013, Delphi Corporation issued $800 million of 5.00% senior unsecured notes due 2023 (the “2013 Senior Notes”) in a transaction registered under the Securities Act. The proceeds were primarily utilized to prepay our term loan indebtedness under the Credit Agreement. Delphi paid approximately $12 million of issuance costs in connection with the 2013 Senior Notes. Interest was payable semi-annually on February 15 and August 15 of each year to holders of record at the close of business on February 1 or August 1 immediately preceding the interest payment date. In September 2016, Delphi redeemed for cash the entire $800 million aggregate principal amount outstanding of the 2013 Senior Notes, primarily financed by the proceeds from the issuance of the 2016 Euro-denominated Senior Notes and the 2016 Senior Notes, each as defined below. As a result of the redemption of the 2013 Senior Notes, Delphi recognized a loss on debt extinguishment of approximately $70 million during the year ended December 31, 2016 within other income (expense), net in the consolidated statement of operations.
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
On March 10, 2015, Delphi Automotive PLC issued €700 million in aggregate principal amount of 1.50% Euro-denominated senior unsecured notes due 2025 (the “2015 Euro-denominated Senior Notes”) in a transaction registered under the Securities Act. The 2015 Euro-denominated Senior Notes were priced at 99.54% of par, resulting in a yield to maturity of 1.55%. The proceeds were primarily utilized to redeem the 6.125% Senior Notes, and to fund growth initiatives, such as acquisitions, and share repurchases. Delphi incurred approximately $5 million of issuance costs in connection with the 2015 Euro-denominated Senior Notes. Interest is payable annually on March 10. The Company has designated the 2015 Euro-denominated Senior Notes as a net investment hedge of the foreign currency exposure of its investments in certain Euro-denominated wholly owned subsidiaries. Refer to Note 17. Derivatives and Hedging Activities for further information.

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
On September 15, 2016, Delphi Automotive PLC issued €500 million in aggregate principal amount of 1.60% Euro-denominated senior unsecured notes due 2028 (the “2016 Euro-denominated Senior Notes”) in a transaction registered under the Securities Act. The 2016 Euro-denominated Senior Notes were priced at 99.881% of par, resulting in a yield to maturity of 1.611%. The proceeds, together with proceeds from the 2016 Senior Notes described below, were utilized to redeem the 2013 Senior Notes. Delphi incurred approximately $4 million of issuance costs in connection with the 2016 Euro-denominated Senior Notes. Interest is payable annually on September 15. The Company has designated the 2016 Euro-denominated Senior Notes as a net investment hedge of the foreign currency exposure of its investments in certain Euro-denominated wholly-owned subsidiaries. Refer to Note. 17. Derivatives and Hedging Activities for further information.
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
Although the specific terms of each indenture governing each series of senior notes vary, the indentures contain certain restrictive covenants, including with respect to Delphi's (and Delphi's subsidiaries) ability to incur liens, enter into sale and leaseback transactions and merge with or into other entities. As of December 31, 2016, the Company was in compliance with the provisions of all series of the outstanding senior notes.
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
Other Financing
Receivable factoring—Delphi maintains a €400 million European accounts receivable factoring facility, of which €350 million is available on a committed basis. This facility is accounted for as short-term debt and borrowings are subject to the availability of eligible accounts receivable. Collateral is not required related to these trade accounts receivable. This program matures on August 31, 2017, and will automatically renew on a non-committed, indefinite basis unless terminated by either party. Borrowings bear interest at LIBOR plus 1.05% for borrowings denominated in pounds sterling and Euro Interbank Offered Rate ("EURIBOR") plus 0.80% for borrowings denominated in Euros. No amounts were outstanding on the European accounts receivable factoring facility as of December 31, 2016 or December 31, 2015.
The Company has entered into arrangements with various financial institutions to sell eligible trade receivables from certain aftermarket customers in North America. These arrangements can be terminated at any time subject to prior written notice. The receivables under these arrangements are sold without recourse to the Company and are therefore accounted for as true sales. During the years ended December 31, 2016 and 2015, $123 million and $100 million of receivables were sold under these arrangements, and expenses of $3 million and $2 million, respectively, were recognized within interest expense.

In addition, in 2016 and 2015 one of the Company’s European subsidiaries factored, without recourse, receivables related to certain foreign research tax credits to a financial institution. These transactions were accounted for as true sales of the receivables, and the Company therefore derecognized approximately $26 million from other long-term assets and $27 million from other current assets in the consolidated balance sheet as of December 31, 2016 and December 31, 2015, respectively, as a result of these transactions.
Capital leases and other—As of December 31, 2016 and December 31, 2015, approximately $42 million and approximately $77 million, respectively, of other debt issued by certain non-U.S. subsidiaries and capital lease obligations were outstanding.
Interest—Cash paid for interest related to debt outstanding totaled $145 million, $104 million and $119 million for the years ended December 31, 2016, 2015 and 2014, respectively.

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
Prior period amounts disclosed within this note include amounts attributable to the Company's discontinued operations, which were not significant in any period disclosed.
Funded Status
The amounts shown below reflect the change in the U.S. defined benefit pension obligations during 2016 and 2015.

	Year Ended December 31,
	2016	2015
	(in millions)
Benefit obligation at beginning of year	$50	$60
Interest cost	1	1
Benefits paid	(11)	(11)
Benefit obligation at end of year	40	50
Change in plan assets:
Fair value of plan assets at beginning of year	—	—
Delphi contributions	11	11
Benefits paid	(11)	(11)
Fair value of plan assets at end of year	—	—
Underfunded status	(40)	(50)
Amounts recognized in the consolidated balance sheets consist of:
Current liabilities	(11)	(12)
Non-current liabilities	(29)	(38)
Total	(40)	(50)
Amounts recognized in accumulated other comprehensive income consist of (pre-tax):
Actuarial loss	10	11
Total	$10	$11

The amounts shown below reflect the change in the non-U.S. defined benefit pension obligations during 2016 and 2015.

	Year Ended December 31,
	2016	2015
	(in millions)
Benefit obligation at beginning of year	$2,032	$2,238
Obligation assumed in HellermannTyton acquisition	—	12
Divestitures	—	(40)
Service cost	46	57
Interest cost	63	77
Actuarial loss (gain)	363	(71)
Benefits paid	(84)	(80)
Impact of curtailments	2	(10)
Exchange rate movements and other	(285)	(151)
Benefit obligation at end of year	2,137	2,032
Change in plan assets:
Fair value of plan assets at beginning of year	1,209	1,264
Assets acquired in HellermannTyton acquisition	—	13
Actual return on plan assets	204	8
Delphi contributions	83	80
Benefits paid	(84)	(80)
Exchange rate movements and other	(200)	(76)
Fair value of plan assets at end of year	1,212	1,209
Underfunded status	(925)	(823)
Amounts recognized in the consolidated balance sheets consist of:
Non-current assets	8	2
Current liabilities	(10)	(11)
Non-current liabilities	(923)	(814)
Total	(925)	(823)
Amounts recognized in accumulated other comprehensive income consist of (pre-tax):
Actuarial loss	505	341
Prior service cost	1	1
Total	$506	$342

The projected benefit obligation (“PBO”), accumulated benefit obligation (“ABO”), and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets and with plan assets in excess of accumulated benefit obligations are as follows:

	U.S. Plans		Non-U.S. Plans
	2016	2015	2016	2015
	(in millions) Plans with ABO in Excess of Plan Assets
PBO	$40	$50	$2,030	$1,899
ABO	40	50	1,805	1,713
Fair value of plan assets at end of year	—	—	1,100	1,087
	Plans with Plan Assets in Excess of ABO
PBO	$—	$—	$107	$133
ABO	—	—	74	92
Fair value of plan assets at end of year	—	—	112	122
	Total
PBO	$40	$50	$2,137	$2,032
ABO	40	50	1,879	1,805
Fair value of plan assets at end of year	—	—	1,212	1,209
Benefit costs presented below were determined based on actuarial methods and included the following:

	U.S. Plans
	Year Ended December 31,
	2016	2015	2014
	(in millions)
Interest cost	$1	$1	$2
Amortization of actuarial losses	1	1	—
Net periodic benefit cost	$2	$2	$2

	Non-U.S. Plans
	Year Ended December 31,
	2016	2015	2014
	(in millions)
Service cost	$46	$57	$57
Interest cost	63	77	94
Expected return on plan assets	(65)	(77)	(77)
Settlement loss (1)	—	11	3
Curtailment loss (gain)	3	(3)	2
Amortization of actuarial losses	14	18	8
Other	2	—	—
Net periodic benefit cost	$63	$83	$87

(1)
Settlement loss for the year ended December 31, 2015 primarily relates to amounts recognized related to the divestiture of the Company's Reception Systems business, as further described in Note 20. Acquisitions and Divestitures.

Other postretirement benefit obligations were approximately $5 million and $3 million at December 31, 2016 and 2015, respectively.
Effective January 1, 2016, the Company changed the method used to estimate the service and interest cost components of net periodic benefit cost for pension and other postretirement benefit plans that utilize a yield curve approach. Historically, the Company estimated these service and interest cost components utilizing a single weighted-average discount rate derived from the yield curve used to measure the projected benefit obligation at the beginning of the period. The Company elected to utilize a full yield curve approach in the estimation of these components by applying the specific spot rates along the yield curve used in the determination of the projected benefit obligation to the relevant projected cash flows. The Company made this change to provide a more precise measurement of service and interest costs by improving the correlation between projected benefit cash flows to the corresponding spot yield curve rates. This change does not affect the measurement of the total benefit obligations. The Company has accounted for this change as a change in accounting estimate and accordingly accounted for it on a prospective basis. The reduction in service and interest costs associated with this change in estimate for the year ended December 31, 2016 was less than $10 million.
Experience gains and losses, as well as the effects of changes in actuarial assumptions and plan provisions are recognized in other comprehensive income. Cumulative gains and losses in excess of 10% of the PBO for a particular plan are amortized over the average future service period of the employees in that plan. The estimated actuarial loss for the defined benefit pension plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost in 2017 is $36 million.
The principal assumptions used to determine the pension expense and the actuarial value of the projected benefit obligation for the U.S. and non-U.S. pension plans were:
Assumptions used to determine benefit obligations at December 31:

	Pension Benefits
	U.S. Plans		Non-U.S. Plans
	2016	2015	2016	2015
Weighted-average discount rate	2.70%	2.70%	2.83%	3.81%
Weighted-average rate of increase in compensation levels	N/A	N/A	3.86%	3.67%
Assumptions used to determine net expense for years ended December 31:

	Pension Benefits
	U.S. Plans			Non-U.S. Plans
	2016	2015	2014	2016	2015	2014
Weighted-average discount rate	2.70%	2.50%	3.00%	3.81%	3.67%	4.58%
Weighted-average rate of increase in compensation levels	N/A	N/A	N/A	3.67%	3.65%	3.85%
Weighted-average expected long-term rate of return on plan assets	N/A	N/A	N/A	5.84%	6.34%	6.35%
Delphi selects discount rates by analyzing the results of matching each plan’s projected benefit obligations with a portfolio of high-quality fixed income investments rated AA-or higher by Standard and Poor’s.
Delphi does not have any U.S. pension assets; therefore no U.S. asset rate of return calculation was necessary. The primary funded non-U.S. plans are in the U.K. and Mexico. For the determination of 2016 expense, Delphi assumed a long-term expected asset rate of return of approximately 5.75% and 7.50% for the U.K. and Mexico, respectively. Delphi evaluated input from local actuaries and asset managers, including consideration of recent fund performance and historical returns, in developing the long-term rate of return assumptions. The assumptions for the U.K. and Mexico are primarily long-term, prospective rates. To determine the expected return on plan assets, the market-related value of approximately 50% of our plan assets is actual fair value. The expected return on the remainder of our plan assets is determined by applying the expected long-term rate of return on assets to a calculated market-related value of these plan assets, which recognizes changes in the fair value of the plan assets in a systematic manner over five years.
Delphi’s pension expense for 2017 is determined at the 2016 year end measurement date. For purposes of analysis, the following table highlights the sensitivity of the Company’s pension obligations and expense to changes in key assumptions:

Change in Assumption	Impact on Pension Expense	Impact on PBO
25 basis point (“bp”) decrease in discount rate	+ $8 million	+ $101 million
25 bp increase in discount rate	- $7 million	- $94 million
25 bp decrease in long-term expected return on assets	+ $3 million	—
25 bp increase in long-term expected return on assets	- $3 million	—

The above sensitivities reflect the effect of changing one assumption at a time. It should be noted that economic factors and conditions often affect multiple assumptions simultaneously and the effects of changes in key assumptions are not necessarily linear. The above sensitivities also assume no changes to the design of the pension plans and no major restructuring programs.
Pension Funding
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

	Projected Pension Benefit Payments
	U.S. Plans	Non-U.S. Plans
	(in millions)
2017	$11	$65
2018	10	63
2019	8	67
2020	4	71
2021	2	78
2022 – 2026	5	447
Delphi anticipates making pension contributions and benefit payments of approximately $76 million in 2017.
Delphi sponsors defined contribution plans for certain hourly and salaried employees. Expense related to the contributions for these plans was $45 million, $51 million, and $55 million for the years ended December 31, 2016, 2015 and 2014, respectively.
Plan Assets
Certain pension plans sponsored by Delphi invest in a diversified portfolio consisting of an array of asset classes that attempts to maximize returns while minimizing volatility. These asset classes include developed market equities, emerging market equities, private equity, global high quality and high yield fixed income, real estate and absolute return strategies.
The fair values of Delphi’s pension plan assets weighted-average asset allocations at December 31, 2016 and 2015, by asset category, are as follows:

	Fair Value Measurements at December 31, 2016
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Cash	$61	$61	$—	$—
Time deposits	10	—	10	—
Equity mutual funds	423	—	423	—
Bond mutual funds	469	—	469	—
Real estate trust funds	29	—	—	29
Hedge Funds	107	—	—	107
Insurance contracts	5	—	—	5
Debt securities	51	51	—	—
Equity securities	57	57	—	—
Total	$1,212	$169	$902	$141

	Fair Value Measurements at December 31, 2015
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Cash	$31	$31	$—	$—
Time deposits	9	—	9	—
Equity mutual funds	457	—	457	—
Bond mutual funds	230	—	230	—
Real estate trust funds	39	—	—	39
Hedge Funds	102	—	—	102
Insurance contracts	1	—	—	1
Debt securities	286	282	4	—
Equity securities	54	54	—	—
Total	$1,209	$367	$700	$142
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
Debt securities—The fair value of debt securities is determined by direct quoted market prices on regulated financial exchanges.
Equity securities—The fair value of equity securities is determined by direct quoted market prices on regulated financial exchanges.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Real Estate Trust Fund	Hedge Funds	Insurance Contracts
	(in millions)
Beginning balance at January 1, 2015	$41	$102	$1
Actual return on plan assets:
Relating to assets still held at the reporting date	(3)	5	—
Purchases, sales and settlements	2	—	—
Foreign currency translation and other	(1)	(5)	—
Ending balance at December 31, 2015	$39	$102	$1
Actual return on plan assets:
Relating to assets still held at the reporting date	$4	$22	$—
Purchases, sales and settlements	(10)	—	4
Foreign currency translation and other	(4)	(17)	—
Ending balance at December 31, 2016	$29	$107	$5

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
Unsecured Creditors Litigation
Delphi has been subject to ongoing litigation related to general unsecured claims against the former Delphi Corporation, now known as DPHH, resulting from that entity's 2005 bankruptcy filing. The Fourth Amended and Restated Limited Liability Partnership Agreement of Delphi Automotive LLP (the “Fourth LLP Agreement”) was entered into on July 12, 2011 by the members of Delphi Automotive LLP in order to position the Company for its initial public offering. Under the terms of the Fourth LLP Agreement, if cumulative distributions to the members of Delphi Automotive LLP under certain provisions of the Fourth LLP Agreement exceed $7.2 billion, Delphi, as disbursing agent on behalf of DPHH, is required to pay to the holders of allowed general unsecured claims against DPHH, $32.50 for every $67.50 in excess of $7.2 billion distributed to the members, up to a maximum amount of $300 million. In December 2014, a complaint was filed in the United States Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court") alleging that the 2011 redemption by Delphi Automotive LLP of the membership interests of GM and the Pension Benefit Guaranty Corporation (the "PBGC") totaling $4.4 billion, and the subsequent repurchase of shares and payment of dividends by Delphi Automotive PLC, constituted distributions under the terms of the Fourth LLP Agreement approximating $7.2 billion, triggering the maximum $300 million distribution to the holders of general unsecured claims.
In May 2016, the Bankruptcy Court initially denied both parties' motions for summary judgment, requiring further submissions to the Bankruptcy Court regarding the parties' intent with respect to the redemptions of the GM and PBGC membership interests. On January 12, 2017, the Bankruptcy Court granted summary judgment in favor of the plaintiffs, ruling that the membership interest redemption payments qualified as distributions, which, along with share repurchases and dividend payments made by Delphi, count toward the $7.2 billion threshold, and thus the $300 million maximum distribution for general unsecured claims has been triggered. The Bankruptcy Court will rule on the application of pre-judgment interest at a future date.
In connection with the ruling, the Company recorded a reserve of $300 million in the fourth quarter of 2016. The reserve was recorded to other expense in the consolidated statement of operations, and resulted in a corresponding reduction in earnings per diluted share of approximately $1.10 for the year ended December 31, 2016. However, Delphi continues to consider cumulative distributions through December 31, 2016 to be substantially below the $7.2 billion threshold, and intends to vigorously contest the ruling through the appeals process. Delphi filed a notice of appeal on January 26, 2017.

Brazil Matters
Delphi conducts business operations in Brazil that are subject to the Brazilian federal labor, social security, environmental, tax and customs laws, as well as a variety of state and local laws. While Delphi believes it complies with such laws, they are complex, subject to varying interpretations, and the Company is often engaged in litigation with government agencies regarding the application of these laws to particular circumstances. As of December 31, 2016, the majority of claims asserted against Delphi in Brazil relate to such litigation. The remaining claims in Brazil relate to commercial and labor litigation with private parties. As of December 31, 2016, claims totaling approximately $185 million (using December 31, 2016 foreign currency rates) have been asserted against Delphi in Brazil. As of December 31, 2016, the Company maintains accruals for these asserted claims of $30 million (using December 31, 2016 foreign currency rates). The amounts accrued represent claims that are deemed probable of loss and are reasonably estimable based on the Company’s analyses and assessment of the asserted claims and prior experience with similar matters. While the Company believes its accruals are adequate, the final amounts required to resolve these matters could differ materially from the Company’s recorded estimates and Delphi’s results of operations could be materially affected. The Company estimates the reasonably possible loss in excess of the amounts accrued related to these claims to be zero to $155 million.
Environmental Matters
Delphi is subject to the requirements of U.S. federal, state, local and non-U.S. environmental and safety and health laws and regulations. As of December 31, 2016 and December 31, 2015, the undiscounted reserve for environmental investigation and remediation was approximately $6 million (of which $1 million was recorded in accrued liabilities and $5 million was recorded in other long-term liabilities) and $4 million (of which $1 million was recorded in accrued liabilities and $3 million was recorded in other long-term liabilities), respectively. Additionally, as of December 31, 2015, there was $6 million of undiscounted reserve for environmental investigation and remediation attributable to discontinued operations included within liabilities held for sale. Delphi cannot ensure that environmental requirements will not change or become more stringent over time or that its eventual environmental remediation costs and liabilities will not exceed the amount of its current reserves. In the event that such liabilities were to significantly exceed the amounts recorded, Delphi’s results of operations could be materially affected. At December 31, 2016 the difference between the recorded liabilities and the reasonably possible range of potential loss was not material.
Operating Leases
Rental expense totaled $96 million, $95 million and $105 million for the years ended December 31, 2016, 2015 and 2014, respectively. As of December 31, 2016, Delphi had minimum lease commitments under non-cancellable operating leases totaling $358 million, which become due as follows:

Minimum Future Operating Lease Commitments
(in millions)
2017	$91
2018	66
2019	49
2020	39
2021	35
Thereafter	78
Total	$358

14. INCOME TAXES
Income from continuing operations before income taxes and equity income for U.S. and non-U.S. operations are as follows:

	Year Ended December 31,
	2016	2015	2014
	(in millions)
U.S. income	$214	$356	$232
Non-U.S. income	1,211	1,152	1,383
Income from continuing operations before income taxes and equity income	$1,425	$1,508	$1,615
The provision (benefit) for income taxes from continuing operations is comprised of:

	Year Ended December 31,
	2016	2015	2014
	(in millions)
Current income tax expense (benefit):
U.S. federal	$63	$49	$46
Non-U.S.	300	236	205
U.S. state and local	4	(1)	9
Total current	367	284	260
Deferred income tax (benefit) expense, net:
U.S. federal	(98)	(12)	(32)
Non-U.S.	(26)	(7)	29
U.S. state and local	(1)	(2)	(2)
Total deferred	(125)	(21)	(5)
Total income tax provision	$242	$263	$255
The current income tax payable was reduced by $0, $11 million and $9 million in the years ended December 31, 2016, 2015 and 2014, respectively, for excess tax deductions attributable to stock-based compensation, including amounts attributable to discontinued operations. The related income tax benefits are recorded as increases to additional paid-in capital.
Cash paid or withheld for income taxes was $312 million, $292 million and $266 million for the years ended December 31, 2016, 2015 and 2014, respectively.

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

	Year Ended December 31,
	2016	2015	2014
	(in millions)
Notional U.S. federal income taxes at statutory rate	$499	$527	$566
Income taxed at other rates	(175)	(207)	(286)
Change in valuation allowance	(17)	15	18
Other change in tax reserves	81	8	(4)
Withholding taxes	49	57	57
Tax credits	(196)	(133)	(89)
Change in tax law	(1)	11	—
Other adjustments	2	(15)	(7)
Total income tax expense	$242	$263	$255
Effective tax rate	17%	17%	16%
The Company’s tax rate is affected by the fact that its parent entity is a U.K. resident taxpayer, the tax rates in the U.K. and other jurisdictions in which the Company operates, the relative amount of income earned by jurisdiction and the relative amount of losses or income for which no tax benefit or expense was recognized due to a valuation allowance. Included in the non-U.S. income taxed at other rates are tax incentives obtained in various non-U.S. countries, primarily the High and New Technology Enterprise ("HNTE") status in China, a Free Trade Zone exemption in Honduras and the Special Economic Zone exemption in Turkey of $60 million in 2016, $92 million in 2015, and $67 million in 2014, as well as tax benefit for income earned, and no tax benefit for losses incurred, in jurisdictions where a valuation allowance has been recorded. The Company currently benefits from tax holidays in various non-U.S. jurisdictions with expiration dates from 2016 through 2026. The income tax benefits attributable to these tax holidays are approximately $11 million ($0.04 per share) in 2016, $16 million ($0.06 per share) in 2015 and $28 million ($0.09 per share) in 2014.
The effective tax rate in the year ended December 31, 2016 was impacted by favorable geographic income mix in 2016 as compared to 2015, primarily due to changes in the underlying operations of the business, as well as $17 million for releases of valuation allowances as a result of the Company's determination that it was more likely than not that certain deferred tax assets would be realized. These benefits were offset by $81 million of reserve adjustments recorded for uncertain tax positions, which included reserves for ongoing audits in foreign jurisdictions, as well as for changes in estimates based on relevant new or additional evidence obtained related to certain of the Company's tax positions, including tax authority administrative pronouncements and court decisions. These reserve adjustments resulted in foreign tax credit benefits of approximately $18 million. Additionally, following a change in U.S. tax regulation during 2016, the Company recorded a tax credit benefit of approximately $16 million during the year ended December 31, 2016.
As described above, certain of the Company's Chinese subsidiaries benefit from a reduced corporate income tax rate as a result of their HNTE status. Delphi submitted applications for new 6-year HNTE grants for certain of these subsidiaries and received the relevant regulatory approvals during 2016, which entitled these entities to use the reduced HNTE income tax rate retroactive to the expiration date of the prior grants. As a result, there was no change in the tax status of these entities as compared to the year ended December 31, 2015.
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

	December 31,
	2016	2015
	(in millions)
Deferred tax assets:
Pension	$175	$167
Employee benefits	27	24
Net operating loss carryforwards	1,415	902
Warranty and other liabilities	139	128
Other	254	156
Total gross deferred tax assets	2,010	1,377
Less: valuation allowances	(1,458)	(910)
Total deferred tax assets (1)	$552	$467
Deferred tax liabilities:
Fixed assets	$29	$51
Tax on unremitted profits of certain foreign subsidiaries	66	70
Intangibles	332	360
Total gross deferred tax liabilities	427	481
Net deferred tax assets (liabilities)	$125	$(14)

(1)	Reflects gross amount before jurisdictional netting of deferred tax assets and liabilities.
Deferred tax liabilities and assets are classified as long-term in the consolidated balance sheet. Net deferred tax assets and liabilities are included in the consolidated balance sheets as follows:

	December 31,
	2016	2015
	(in millions)
Long-term assets	$283	$238
Long-term liabilities	(158)	(252)
Total deferred tax asset (liability)	$125	$(14)
The net deferred tax assets of $125 million as of December 31, 2016 are primarily comprised of deferred tax asset amounts in the U.K., U.S. and China, offset by deferred tax liability amounts in Japan and Singapore.
Net Operating Loss and Tax Credit Carryforwards
As of December 31, 2016, the Company has gross deferred tax assets of approximately $1,415 million for non-U.S. net operating loss (“NOL”) carryforwards with recorded valuation allowances of $1,255 million. These NOL’s are available to offset future taxable income and realization is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards. The NOL’s primarily relate to France, Luxembourg, Germany and Spain. The NOL carryforwards have expiration dates ranging from one year to an indefinite period. The NOL carryforwards available for use on tax returns are $1,415 million as of December 31, 2016.

Deferred tax assets include $101 million and $53 million of tax credit carryforwards with recorded valuation allowances of $37 million and $31 million at December 31, 2016 and 2015, respectively. These tax credit carryforwards expire in 2017 through 2025.
Cumulative Undistributed Foreign Earnings
No income taxes have been provided on indefinitely reinvested earnings of certain foreign subsidiaries aggregating $293 million at December 31, 2016. The amount of the unrecognized deferred income tax liability with respect to such earnings is $107 million.
Withholding taxes of $66 million have been accrued on undistributed earnings that are not indefinitely reinvested and are primarily related to China, South Korea, Honduras, and Morocco. There are no other material liabilities for income taxes on the undistributed earnings of foreign subsidiaries, as the Company has concluded that such earnings are either indefinitely reinvested or should not give rise to additional income tax liabilities as a result of the distribution of such earnings.
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
A reconciliation of the gross change in the unrecognized tax benefits balance, excluding interest and penalties is as follows:

	Year Ended December 31,
	2016	2015	2014
	(in millions)
Balance at beginning of year	$48	$57	$61
Additions related to current year	94	9	11
Additions related to prior years	67	—	—
Reductions related to prior years	(12)	(15)	(7)
Reductions due to expirations of statute of limitations	(8)	—	(6)
Settlements	(1)	(3)	(2)
Balance at end of year	$188	$48	$57
A portion of the Company's unrecognized tax benefits would, if recognized, reduce its effective tax rate. The remaining unrecognized tax benefits relate to tax positions for which only the timing of the benefit is uncertain. Recognition of these tax benefits would reduce the Company’s effective tax rate only through a reduction of accrued interest and penalties. As of December 31, 2016 and 2015, the amounts of unrecognized tax benefit that would reduce the Company’s effective tax rate were $129 million and $35 million, respectively. In addition, $77 million and $15 million for 2016 and 2015, respectively, would be offset by the write-off of a related deferred tax asset, if recognized.
The Company recognizes interest and penalties relating to unrecognized tax benefits as part of income tax expense. Total accrued liabilities for interest and penalties were $18 million and $11 million at December 31, 2016 and 2015, respectively. Total interest and penalties recognized as part of income tax expense was a $7 million expense, a $1 million benefit and a $3 million benefit for the years ended December 31, 2016, 2015 and 2014, respectively.
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
Delphi contested the conclusions reached in the NOPA through the IRS’s administrative appeals process, and on April 8, 2016, the IRS Office of Appeals issued fully-executed Forms 870-AD, concluding that Section 7874(b) does not apply to Delphi, and therefore no adjustments for the tax years subject to the appeals process (2009 and 2010) are necessary. Consistent with the IRS’s determination and conclusion related to this matter, Delphi Automotive PLC will continue to prepare and file its financial statements and tax filings as a UK tax-resident.

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

Weighted Average Shares
The following table illustrates net income per share attributable to Delphi and the weighted average shares outstanding used in calculating basic and diluted income per share:

	Year Ended December 31,
	2016	2015	2014
	(in millions, except per share data)
Numerator:
Income from continuing operations	$1,152	$1,188	$1,309
Income from discontinued operations	105	262	42
Net income attributable to Delphi	$1,257	$1,450	$1,351
Denominator:
Weighted average ordinary shares outstanding, basic	273.02	285.20	300.27
Dilutive shares related to RSUs	0.68	1.44	1.62
Weighted average ordinary shares outstanding, including dilutive shares	273.70	286.64	301.89

Basic net income per share:
Continuing operations	$4.22	$4.16	$4.36
Discontinued operations	0.38	0.92	0.14
Basic net income per share attributable to Delphi	$4.60	$5.08	$4.50
Diluted net income per share:
Continuing operations	$4.21	$4.14	$4.34
Discontinued operations	0.38	0.92	0.14
Diluted net income per share attributable to Delphi	$4.59	$5.06	$4.48
Anti-dilutive securities share impact	—	—	—
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
A summary of the ordinary shares repurchased during the years ended December 31, 2016, 2015 and 2014 is as follows:

	Year Ended December 31,
	2016	2015	2014
Total number of shares repurchased	9,481,946	14,581,705	15,041,713
Average price paid per share	$66.93	$79.48	$68.05
Total (in millions)	$635	$1,159	$1,024
As of December 31, 2016, approximately $1,372 million of share repurchases remained available under the April 2016 share repurchase program. During the period from January 1, 2017 to February 2, 2017, the Company repurchased an additional $23 million worth of shares pursuant to a trading plan with set trading instructions established by the Company. As a result, approximately $1,349 million of share repurchases remain available under the April 2016 share repurchase program. All repurchased shares were retired, and are reflected as a reduction of ordinary share capital for the par value of the shares, with the excess applied as reductions to additional paid-in-capital and retained earnings.

Dividends
The Company has declared and paid cash dividends per ordinary share during the periods presented as follows:

	Dividend	Amount
	Per Share	(in millions)
2016:
Fourth quarter	$0.29	$79
Third quarter	0.29	79
Second quarter	0.29	79
First quarter	0.29	80
Total	$1.16	$317
2015:
Fourth quarter	$0.25	$70
Third quarter	0.25	71
Second quarter	0.25	72
First quarter	0.25	73
Total	$1.00	$286
In addition, in January 2017, the Board of Directors declared a regular quarterly cash dividend of $0.29 per ordinary share, payable on February 15, 2017 to shareholders of record at the close of business on February 6, 2017.
Other
Prior to the completion of the initial public offering on November 22, 2011, net income and other changes to membership interests were allocated to the respective outstanding classes based on the cumulative distribution provisions of the Fourth LLP Agreement.
Under the terms of the Fourth LLP Agreement, if cumulative distributions to the members of Delphi Automotive LLP under certain provisions of the Fourth LLP Agreement exceed $7.2 billion, Delphi, as disbursing agent on behalf of DPHH, is required to pay to the holders of allowed general unsecured claims against DPHH, $32.50 for every $67.50 in excess of $7.2 billion distributed to the members, up to a maximum amount of $300 million. This contingency is considered probable of occurring as of December 31, 2016, and accordingly a reserve of $300 million has been recorded. Refer to Note 13. Commitments and Contingencies for additional information.

16. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The changes in accumulated other comprehensive income (loss) attributable to Delphi (net of tax) are shown below. Other comprehensive income includes activity relating to discontinued operations.

	Year Ended December 31,
	2016	2015	2014
	(in millions)
Foreign currency translation adjustments:
Balance at beginning of year	$(661)	$(333)	$(17)
Aggregate adjustment for the year (1)	(138)	(328)	(316)
Balance at end of year	(799)	(661)	(333)

Gains (losses) on derivatives:
Balance at beginning of year	$(106)	$(78)	$2
Other comprehensive income before reclassifications (net tax effect of $23 million, $30 million and $32 million)	(1)	(118)	(92)
Reclassification to income (net tax effect of $30 million, $28 million and $1 million)	96	90	12
Balance at end of year	(11)	(106)	(78)

Pension and postretirement plans:
Balance at beginning of year	$(266)	$(330)	$(222)
Other comprehensive income before reclassifications (net tax effect of $32 million, $5 million and $24 million)	(150)	41	(117)
Reclassification to income (net tax effect of $1 million, $3 million and $2 million)	11	23	9
Balance at end of year	(405)	(266)	(330)

Accumulated other comprehensive loss, end of year	$(1,215)	$(1,033)	$(741)

(1)
Includes gains (losses) of $67 million, $(5) million and $0 for the years ended December 31, 2016, December 31, 2015 and December 31, 2014 respectively, related to non-derivative net investment hedges, principally offset by the foreign currency impact of intra-entity loans that are of a long-term investment nature in each period. Refer to Note 17. Derivatives and Hedging Activities for further description of the Company's net investment hedges. Includes $29 million of accumulated currency translation adjustment losses reclassified to net income as a result of the sale of the Company's Mechatronics business during the year ended December 31, 2016, as further described in Note 20. Acquisitions and Divestitures.

Reclassifications from accumulated other comprehensive income (loss) to income were as follows:

Reclassification Out of Accumulated Other Comprehensive Income (Loss)
Details About Accumulated Other Comprehensive Income Components	Year Ended December 31,			Affected Line Item in the Statement of Operations
	2016	2015	2014
	(in millions)
Foreign currency translation adjustments:
Sale of Mechatronics business (1)	$(29)	$—	$—	Cost of sales
	(29)	—	—	Income before income taxes
	—	—	—	Income tax expense
	(29)	—	—	Net income
	—	—	—	Net income attributable to noncontrolling interest
	$(29)	$—	$—	Net income attributable to Delphi

Gains (losses) on derivatives:
Commodity derivatives	$(42)	$(44)	$(17)	Cost of sales
Foreign currency derivatives	(84)	(74)	4	Cost of sales
	(126)	(118)	(13)	Income before income taxes
	30	28	1	Income tax expense
	(96)	(90)	(12)	Net income
	—	—	—	Net income attributable to noncontrolling interest
	$(96)	$(90)	$(12)	Net income attributable to Delphi

Pension and postretirement plans:
Actuarial loss	$(12)	$(18)	$(11)	(2)
Settlement loss	—	(11)	—	(2)
Curtailment gain	—	3	—	(2)
	(12)	(26)	(11)	Income before income taxes
	1	3	2	Income tax expense
	(11)	(23)	(9)	Net income
	—	—	—	Net income attributable to noncontrolling interest
	$(11)	$(23)	$(9)	Net income attributable to Delphi

Total reclassifications for the year	$(136)	$(113)	$(21)

(1)
Represents accumulated currency translation adjustment losses reclassified to net income as a result of the sale of the Company's Mechatronics business during the year ended December 31, 2016, as further described in Note 20. Acquisitions and Divestitures.

(2)	These accumulated other comprehensive loss components are included in the computation of net periodic pension cost (see Note 12. Pension Benefits for additional details).

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
As of December 31, 2016, the Company had the following outstanding notional amounts related to commodity and foreign currency forward contracts designated as cash flow hedges that were entered into to hedge forecasted exposures:

Commodity	Quantity Hedged	Unit of Measure	Notional Amount (Approximate USD Equivalent)
	(in thousands)		(in millions)
Copper	57,217	pounds	$145

Foreign Currency	Quantity Hedged	Unit of Measure	Notional Amount (Approximate USD Equivalent)
	(in millions)
Mexican Peso	11,183	MXN	$540
Chinese Yuan Renminbi	3,079	RMB	440
Polish Zloty	347	PLN	85
New Turkish Lira	264	TRY	75
Hungarian Forint	10,794	HUF	35
Euro	25	EUR	25
The Company had additional commodity and foreign currency forward contracts designated as cash flow hedges with notional amounts that individually amounted to less than $10 million. As of December 31, 2016, Delphi has entered into derivative instruments to hedge cash flows extending out to December 2018.
Gains and losses on derivatives qualifying as cash flow hedges are recorded in other comprehensive income ("OCI"), to the extent that hedges are effective, until the underlying transactions are recognized in earnings. Unrealized amounts in accumulated OCI will fluctuate based on changes in the fair value of hedge derivative contracts at each reporting period. Losses on cash flow hedges included in accumulated OCI as of December 31, 2016 were $51 million ($29 million, net of tax). Of this total, approximately $43 million of losses are expected to be included in cost of sales within the next 12 months and $8 million of losses are expected to be included in cost of sales in subsequent periods. Cash flow hedges are discontinued when Delphi determines it is no longer probable that the originally forecasted transactions will occur. The amount included in cost of sales related to hedge ineffectiveness was insignificant for the years ended December 31, 2016, 2015 and 2014, respectively. Cash flows from derivatives used to manage commodity and foreign exchange risks are classified as operating activities within the consolidated statement of cash flows.
Additionally, during the year ended December 31, 2014, Delphi entered into and settled treasury rate lock agreements which were designated as cash flow hedges in anticipation of issuing the 2014 Senior Notes, as further discussed in Note 11. Debt. The impacts of these agreements and the related amount of hedge ineffectiveness were not material.
Net Investment Hedges
The Company is also exposed to the risk that adverse changes in foreign currency exchange rates could impact its net investments in non-U.S. subsidiaries. To manage this risk, the Company designates certain qualifying derivative and non-derivative instruments, including foreign currency forward contracts and foreign currency-denominated debt, as net investment hedges of certain non-U.S. subsidiaries. The effective portion of the gains or losses on instruments designated as net investment hedges are recognized within OCI to offset changes in the value of the net investment in these foreign currency-denominated operations. Any ineffective portion of gains or losses on net investment hedges are reclassified to other income (expense), net within the consolidated statement of operations. Gains and losses reported in accumulated other comprehensive income (loss) are reclassified to earnings only when the related currency translation adjustments are required to be reclassified, usually upon sale or liquidation of the investment. Cash flows from derivatives designated as net investment hedges are classified as investing activities within the consolidated statement of cash flows.
During 2016, the Company entered into a series of forward contracts, each of which were designated as net investment hedges of the foreign currency exposure of the Company's investments in certain Chinese Yuan Renminbi ("RMB")-denominated subsidiaries. During the first quarter of 2016, the Company entered into a forward contract with a notional amount of 2.4 billion RMB (approximately $370 million, using March 31, 2016 foreign currency rates), which matured in May 2016, and the Company paid $1 million at settlement. During the second quarter of 2016, the Company entered into forward contracts with notional amounts totaling 2.4 billion RMB (approximately $355 million, using June 30, 2016 foreign currency rates), which matured in November 2016, and the Company received $15 million at settlement. In November 2016, the Company entered into forward contracts with notional amounts totaling 2.4 billion RMB (approximately $340 million, using December 31, 2016 foreign currency rates), which matured in December 2016, and the Company paid less than $1 million at settlement. In December 2016, the Company entered into a forward contract with a notional amount of 1.8 billion RMB (approximately $265 million, using December 31, 2016 foreign currency rates), which matures in June 2017. Refer to the tables below for details of the fair value recorded in the consolidated balance sheet and the effects recorded in the consolidated statement of operations and consolidated statement of comprehensive income related to these derivative instruments.
The Company has designated the €700 million 2015 Euro-denominated Senior Notes and the €500 million 2016 Euro-denominated Senior Notes, as more fully described in Note 11. Debt, as net investment hedges of the foreign currency exposure of its investments in certain Euro-denominated subsidiaries. Due to changes in the value of the Euro-denominated debt instruments designated as net investment hedges, during the years ended December 31, 2016 and 2015, $65 million and $(5) million, respectively, of gains (losses) were recognized within the cumulative translation adjustment component of OCI. Cumulative gains (losses) included in accumulated OCI on these net investment hedges were $60 million as of December 31, 2016 and $(5) million as of December 31, 2015. There were no amounts reclassified or recognized for ineffectiveness in the years ended December 31, 2016 or 2015.
Derivatives Not Designated as Hedges
The Company enters into certain foreign currency and commodity contracts that are not designated as hedges. When hedge accounting is not applied to derivative contracts, gains and losses are recorded to other income (expense), net and cost of sales in the consolidated statement of operations.
As more fully disclosed in Note 20. Acquisitions and Divestitures, on July 30, 2015, Delphi made a recommended offer to acquire HellermannTyton. In conjunction with the acquisition, in August 2015, the Company entered into option contracts with notional amounts totaling £917 million to hedge portions of the currency risk associated with the cash payment for the acquisition at a cost of $15 million. Subsequently, in conjunction with the closing of the acquisition, Delphi entered into offsetting option contracts. Pursuant to the requirements of ASC 815, Derivatives and Hedging, the options did not qualify as hedges for accounting purposes. During the year ended December 31, 2015, the change in fair value resulted in a pre-tax loss of $15 million included within other income (expense), net in the consolidated statement of operations. The Company paid $15 million to settle these options during the year ended December 31, 2016, which is reflected within investing activities in the consolidated statement of cash flows.

Fair Value of Derivative Instruments in the Balance Sheet
The fair value of derivative financial instruments recorded in the consolidated balance sheets as of December 31, 2016 and December 31, 2015 are as follows:

	Asset Derivatives		Liability Derivatives		Net Amounts of Assets and (Liabilities) Presented in the Balance Sheet
	Balance Sheet Location	December 31, 2016	Balance Sheet Location	December 31, 2016	December 31, 2016
	(in millions)
Derivatives designated as cash flow hedges:
Commodity derivatives	Other current assets	$7	Accrued liabilities	$—
Foreign currency derivatives*	Other current assets	6	Other current assets	3	$3
Foreign currency derivatives*	Accrued liabilities	9	Accrued liabilities	55	(46)
Commodity derivatives	Other long-term assets	4	Other long-term liabilities	—
Foreign currency derivatives*	Other long-term assets	8	Other long-term assets	4	4
Foreign currency derivatives*	Other long-term liabilities	—	Other long-term liabilities	11	(11)
Derivatives designated as net investment hedges:
Foreign currency derivatives	Other current assets	$2	Accrued liabilities	$—
Total derivatives designated as hedges		$36		$73

Derivatives not designated:
Foreign currency derivatives*	Other current assets	$—	Other current assets	$1	(1)
Foreign currency derivatives*	Accrued liabilities	2	Accrued liabilities	1	1
Total derivatives not designated as hedges		$2		$2

	Asset Derivatives		Liability Derivatives		Net Amounts of Assets and (Liabilities) Presented in the Balance Sheet
	Balance Sheet Location	December 31, 2015	Balance Sheet Location	December 31, 2015	December 31, 2015
	(in millions)
Designated derivatives instruments:
Commodity derivatives	Other current assets	$—	Accrued liabilities	$39
Foreign currency derivatives*	Accrued liabilities	3	Accrued liabilities	69	$(66)
Commodity derivatives	Other long-term assets	—	Other long-term liabilities	10
Foreign currency derivatives*	Other long-term liabilities	1	Other long-term liabilities	12	(11)
Total		$4		$130
Derivatives not designated:
Commodity derivatives	Other current assets	$—	Accrued liabilities	$2
Foreign currency derivatives*	Accrued liabilities	2	Accrued liabilities	3	(1)
Foreign currency derivatives*	Other long-term liabilities	1	Other long-term liabilities	1	—
Total		$3		$6
* Derivative instruments within this category are subject to master netting arrangements and are presented on a net basis in the consolidated balance sheets in accordance with accounting guidance related to the offsetting of amounts related to certain contracts.

The fair value of Delphi’s derivative financial instruments was in a net liability position as of December 31, 2016 and December 31, 2015.
Effect of Derivatives on the Statement of Operations and Statement of Comprehensive Income
The pre-tax effect of derivative financial instruments in the consolidated statement of operations and consolidated statement of comprehensive income for the year ended December 31, 2016 is as follows:

Year Ended December 31, 2016	Gain (loss) Recognized in OCI (Effective Portion)	Loss Reclassified from OCI into Income (Effective Portion)	Gain Recognized in Income (Ineffective Portion Excluded from Effectiveness Testing)
	(in millions)
Derivatives designated as cash flow hedges:
Commodity derivatives	$22	$(42)	$—
Foreign currency derivatives	(62)	(84)	—
Derivatives designated as net investment hedges:
Foreign currency derivatives	16	—	—
Total	$(24)	$(126)	$—

Gain Recognized in Income
(in millions)
Derivatives not designated:
Commodity derivatives	$—
Foreign currency derivatives	1
Total	$1
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
The gain or loss reclassified from OCI into income for the effective portion of designated derivative instruments and the gain or loss recognized in income for the ineffective portion of designated derivative instruments excluded from effectiveness testing were recorded to other income, net and cost of goods sold in the consolidated statements of operations for the years ended December 31, 2016, 2015 and 2014. The gain or loss recognized in income for non-designated derivative instruments was recorded in other income (expense), net and cost of goods sold for the years ended December 31, 2016, 2015 and 2014.

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
As of December 31, 2016 and December 31, 2015, Delphi was in a net derivative liability position of $37 million and $129 million, respectively, and no significant adjustments were recorded for nonperformance risk based on the application of peer companies’ CDS rates, evaluation of our own nonperformance risk and because Delphi’s exposures were to counterparties with investment grade credit ratings. Refer to Note 17. Derivatives and Hedging Activities for further information regarding derivatives.
Contingent consideration—As described in Note 20. Acquisitions and Divestitures, as of December 31, 2016, additional contingent consideration may be earned as a result of Delphi's acquisition agreements for Control-Tec LLC ("Control-Tec"), Ottomatika, Inc. ("Ottomatika") and Antaya Technologies Corporation ("Antaya"). The liability for contingent consideration is re-measured to fair value at each reporting date based on a probability-weighted discounted cash flow analysis using a rate that reflects the uncertainty surrounding the expected outcomes, which the Company believes is appropriate and representative of market participant assumptions. The measurement of the liability for contingent consideration is based on significant inputs that are not observable in the market, and is therefore classified as a Level 3 measurement in accordance with ASU Topic 820-10-35. Examples of utilized unobservable inputs are estimated future earnings of the acquired businesses and applicable discount rates. The estimate of the liability may fluctuate if there are changes in the forecast of the acquired businesses' future earnings, as a result of actual earnings levels achieved or in the discount rates used to determine the present value of contingent future cash flows. As of December 31, 2016, the range of periods in which the earn-out provisions may be achieved is from 2017 through 2018. The Company regularly reviews these assumptions, and makes adjustments to the fair value measurements as required by facts and circumstances.
As of December 31, 2016 and December 31, 2015, the liability for contingent consideration was $35 million (of which $22 million was classified within other current liabilities and $13 million was classified within other long-term liabilities) and $32 million (of which $2 million was classified within other current liabilities and $30 million which was classified within other long-term liabilities). Adjustments to this liability for interest accretion are recognized in interest expense, and any other changes in the fair value of this liability are recognized within other income (expense), net in the consolidated statement of operations.

The changes in the contingent consideration liability classified as a Level 3 measurement were as follows:

	Year Ended December 31,
	2016	2015
	(in millions)
Fair value at beginning of year	$32	$11
Additions	—	25
Payments	(2)	—
Interest accretion	2	3
Measurement adjustments	3	(7)
Fair value at end of year	$35	$32
During the year ended December 31, 2016, the Company recorded an increase of $10 million to the contingent consideration liability for the acquisition of Control-Tec based on the actual level of earnings achieved, as well as increased forecasted future earnings of the acquired business during the contractual earn-out period. Pursuant to the terms of the Control-Tec acquisition agreement, Delphi will pay $20 million of this contingent consideration liability in 2017. During the years ended December 31, 2016 and December 31, 2015, the Company recorded reductions to the contingent consideration liability for the acquisition of Antaya of $7 million and $7 million, respectively, based on the actual level of earnings and reductions to the forecasted future earnings of the acquired business during the contractual earn-out period. Additions to the liability during the year ended December 31, 2015 were due the acquisitions of Control-Tec and Ottomatika, as described above and in Note 20. Acquisitions and Divestitures.
As of December 31, 2016 and December 31, 2015, Delphi had the following assets measured at fair value on a recurring basis:

	Total	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
	(in millions)
As of December 31, 2016
Commodity derivatives	$11	$—	$11	$—
Foreign currency derivatives	8	—	8	—
Total	$19	$—	$19	$—
As of December 31, 2015
Commodity derivatives	$—	$—	$—	$—
Foreign currency derivatives	—	—	—	—
Total	$—	$—	$—	$—
As of December 31, 2016 and December 31, 2015, Delphi had the following liabilities measured at fair value on a recurring basis:

	Total	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
	(in millions)
As of December 31, 2016
Commodity derivatives	$—	$—	$—	$—
Foreign currency derivatives	56	—	56	—
Contingent consideration	35	—	—	35
Total	$91	$—	$56	$35
As of December 31, 2015
Commodity derivatives	$51	$—	$51	$—
Foreign currency derivatives	78	—	78	—
Contingent consideration	32	—	—	32
Total	$161	$—	$129	$32

Non-derivative financial instruments—Delphi’s non-derivative financial instruments include cash and cash equivalents, accounts and notes receivable, accounts payable, as well as debt, which consists of its accounts receivable factoring arrangements, capital leases and other debt issued by Delphi’s non-U.S. subsidiaries, the Revolving Credit Facility, the Tranche A Term Loan and all series of outstanding senior notes. The fair value of debt is based on quoted market prices for instruments with public market data or significant other observable inputs for instruments without a quoted public market price (Level 2). As of December 31, 2016 and December 31, 2015, total debt was recorded at $3,971 million and $4,008 million, respectively, and had estimated fair values of $4,007 million and $4,025 million, respectively. For all other financial instruments recorded at December 31, 2016 and December 31, 2015, fair value approximates book value.
Fair Value Measurements on a Nonrecurring Basis
In addition to items that are measured at fair value on a recurring basis, Delphi also has items in its balance sheet that are measured at fair value on a nonrecurring basis. As these items are not measured at fair value on a recurring basis, they are not included in the tables above. Nonfinancial assets and liabilities that are measured at fair value on a nonrecurring basis include long-lived assets, assets held for sale, equity and cost method investments, intangible assets, asset retirement obligations, share-based compensation and liabilities for exit or disposal activities measured at fair value upon initial recognition. During the year ended December 31, 2016, Delphi recorded non-cash asset impairment charges of $30 million within cost of sales related to declines in the fair values of certain fixed assets, $25 million of which related to the closure of a European manufacturing site within the Powertrain Systems segment in 2016, as further described in Note 10. Restructuring. During the year ended December 31, 2015, Delphi recorded non-cash asset impairment charges of $16 million in cost of sales related to declines in the fair values of certain fixed assets. During the year ended December 31, 2014, Delphi recorded non-cash asset impairment charges of $5 million in cost of sales and $2 million in selling, general and administrative expense related to declines in the fair values of certain fixed assets and for capitalized software no longer being utilized. Fair value of long-lived assets is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved and a review of appraisals. As such, Delphi has determined that the fair value measurements of long-lived assets fall in Level 3 of the fair value hierarchy.
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

19. OTHER INCOME, NET
Other income (expense), net included:

	Year Ended December 31,
	2016	2015	2014
	(in millions)
Interest income	$1	$5	$10
Loss on extinguishment of debt	(73)	(58)	(34)
Reserve for Unsecured Creditors litigation	(300)	—	—
Costs associated with acquisitions	—	(41)	(6)
Gain on insurance recovery	—	—	14
Contingent consideration liability fair value adjustment	(3)	7	—
Other, net	9	(1)	8
Other expense, net	$(366)	$(88)	$(8)
As further discussed in Note 13. Commitments and Contingencies, during the year ended December 31, 2016, Delphi recorded a reserve of $300 million for the Unsecured Creditors litigation. As further discussed in Note 11. Debt, during the year ended December 31, 2016, Delphi redeemed for cash the entire $800 million aggregate principal amount outstanding of the 2013 Senior Notes, resulting in a loss on debt extinguishment of approximately $70 million. Delphi also recorded a loss on debt extinguishment of $3 million during the year ended December 31, 2016 in conjunction with the 2016 amendment to the Credit Agreement, as further discussed in Note 11. Debt. Additionally, as further discussed in Note 25. Discontinued Operations, during the year ended December 31, 2016, Delphi recorded $8 million for certain fees earned pursuant to the transition services agreement in connection with the sale of the Company's wholly owned Thermal Systems business.
During the year ended December 31, 2015, as further discussed in Note 11. Debt, Delphi redeemed for cash the entire aggregate principal amount outstanding of the 6.125% Senior Notes and, as further discussed in Note 20. Acquisitions and Divestitures, canceled the Senior Bridge Credit Agreement, resulting in losses on extinguishment of debt of approximately $52 million and $6 million, respectively. During the year ended December 31, 2015, Delphi incurred approximately $23 million in transaction costs related to the acquisition of HellermannTyton and, as further discussed in Note 17. Derivatives and Hedging Activities, recorded a loss of $15 million on option contracts entered into in order to hedge portions of the currency risk associated with the acquisition of HellermannTyton, which are reflected within costs associated with acquisitions in the above table. Also during the year ended December 31, 2015, Delphi recorded $8 million for certain fees earned pursuant to the transition services agreement in connection with the sale of the Company's wholly owned Thermal Systems business.
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

20. ACQUISITIONS AND DIVESTITURES
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
The acquisition was accounted for as a business combination, with the total purchase price allocated on a preliminary basis using information available, in the fourth quarter of 2015. The purchase price and related allocation were finalized in the fourth quarter of 2016. As a result of additional information obtained, changes to the preliminary fair values of certain property, plant and equipment and other assets purchased and liabilities assumed, including contingent tax liabilities, from the amounts disclosed as of December 31, 2015 were recorded during the year ended December 31, 2016, which resulted in a net adjustment to goodwill of $10 million. These adjustments did not result in significant effects to the consolidated statement of operations for the year ended December 31, 2016. The purchase price and related allocation to the acquired net assets of HellermannTyton based on their estimated fair values is shown below (in millions):
Assets acquired and liabilities assumed

Purchase price, cash consideration, net of cash acquired	$1,534
Debt and pension liabilities assumed	258
Total consideration, net of cash acquired	$1,792

Property, plant and equipment	$326
Indefinite-lived intangible assets	128
Definite-lived intangible assets	554
Other liabilities, net	(82)
Identifiable net assets acquired	926
Goodwill resulting from purchase	866
Total purchase price allocation	$1,792
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
The acquisition was accounted for as a business combination, with the total purchase price allocated on a preliminary basis using information available, in the fourth quarter of 2015. The purchase price and related allocation were finalized in the fourth quarter of 2016, and resulted in no adjustments from the amounts disclosed as of December 31, 2015. The purchase price and related allocation to the acquired net assets of Control-Tec based on their estimated fair values is shown below (in millions):
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
Acquisition of Ottomatika, Inc.
On July 23, 2015, Delphi acquired 100% of the equity interests of Ottomatika, Inc. ("Ottomatika"), an automated vehicle software developer, for total consideration of $32 million. The Company paid $16 million at closing utilizing cash on hand, with additional cash payments totaling $11 million deferred over a period of 3 years and additional contingent consideration of up to $5 million due upon the achievement of certain product development milestones over a 3-year period. The range of the undiscounted amounts the Company could be required to pay is between $0 and $5 million. As of the closing date of the acquisition, the contingent consideration was assigned a fair value of approximately $5 million. Refer to Note 18. Fair Value of Financial Instruments for additional information regarding the measurement of the contingent consideration liability. The results of operations of Ottomatika are reported within the Electronics and Safety segment from the date of acquisition. Delphi previously held a convertible debt investment in Ottomatika, and as a result of this transaction recognized a gain on its previously held investment of $2 million within other income (expense), net in the consolidated statement of operations during the third quarter of 2015 as a result of remeasuring this investment to fair value.
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
The acquisition was accounted for as a business combination, with the total purchase price allocated on a preliminary basis using information available, in the fourth quarter of 2014. The purchase price and related allocation were finalized in the first quarter of 2015, and resulted in no adjustments from the amounts disclosed as of December 31, 2014. The purchase price and related allocation is shown below (in millions):
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
The acquisition was accounted for as a business combination, with the total purchase price allocated on a preliminary basis using information available, in the fourth quarter of 2014. The purchase price and related allocation were finalized in the second quarter of 2015, and certain adjustments were recorded to the purchase price, goodwill and other assets purchased and liabilities assumed from the amounts disclosed as of December 31, 2014. These adjustments were not significant for any period presented after the acquisition date. The purchase price and related allocation is shown below (in millions):
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
Acquisition of Movimento Group
On January 3, 2017, Delphi acquired 100% of the equity interests of Movimento Group ("Movimento"), a leading provider of Over-the-Air software and data management for the automotive sector, for a purchase price of $40 million at closing and an additional cash payment of up to $10 million contingent upon the achievement of certain performance metrics over a future 2-year period. The range of the undiscounted amounts the Company could be required to pay under this arrangement is between $0 and $10 million. The acquisition will be accounted for as a business combination, with the purchase price primarily allocated to goodwill and other intangible assets, which will be included within the Company's Electronics and Safety segment from the date of acquisition. The purchase price allocation will be based on estimated fair values as of the acquisition date, and may be subsequently revised as a result of adjustments made to the purchase price or additional information obtained regarding provisional estimates of fair values, including, but not limited to, the completion of independent valuations related to the acquired assets. The Company acquired Movimento utilizing cash on hand.
Sale of Mechatronics Business
On December 30, 2016, Delphi completed the sale of its Mechatronics business, which was previously reported within the Electronics and Safety segment, for net cash proceeds of approximately $197 million. The net sales of this business in 2016 prior to the divestiture were approximately $290 million. Delphi recognized a pre-tax gain on the divestiture of $141 million, net of $29 million of accumulated currency translation losses transferred from accumulated other comprehensive income, which is included in cost of sales in the consolidated statement of operations. The gain on the divestiture, net of tax, was $124 million, resulting in an increase in earnings per diluted share of approximately $0.45 for the year ended December 31, 2016. The results of operations of this business were not significant to the consolidated financial statements for any period presented, and the divestiture did not meet the discontinued operations criteria.

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
Other
During the year ended December 31, 2015, the Company's Powertrain Systems segment made a $20 million investment in Tula Technology Inc., an engine control software company, and the Electronics and Safety segment made a $3 million investment in Quanergy, a leader in 3D Light Detection and Ranging ("LIDAR") sensing technology for automated driving. An additional $3 million investment in Quanergy was made during the year ended December 31, 2016. The Company's investments are accounted for under the cost method.

21. SHARE-BASED COMPENSATION
Long Term Incentive Plan
The PLC LTIP allows for the grant of awards of up to 22,977,116 ordinary shares for long-term compensation. The PLC LTIP is designed to align the interests of management and shareholders. The awards can be in the form of shares, options, stock appreciation rights, restricted stock, RSUs, performance awards, and other share-based awards to the employees, directors, consultants and advisors of the Company. The Company has awarded annual long-term grants of RSUs under the PLC LTIP in each year from 2012 to 2016 in order to align management compensation with Delphi's overall business strategy. The Company has competitive and market-appropriate ownership requirements. All of the RSUs granted under the PLC LTIP are eligible to receive dividend equivalents for any dividend paid from the grant date through the vesting date. Dividend equivalents are generally paid out in ordinary shares upon vesting of the underlying RSUs. Historical amounts disclosed within this note include amounts attributable to the Company's discontinued operations, unless otherwise noted.
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

In February 2014, under the time-based vesting terms of the 2012 and 2013 grants, 365,930 ordinary shares were issued to Delphi executives at a fair value of approximately $23 million, of which 131,913 ordinary shares were withheld to cover minimum withholding taxes.
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
A summary of activity, including award grants, vesting and forfeitures is provided below:

	RSUs	Weighted Average Grant Date Fair Value
	(in thousands)
Nonvested, January 1, 2014	2,918	$36.55
Granted	1,278	57.27
Vested	(1,736)	33.14
Forfeited	(186)	41.69
Nonvested, December 31, 2014	2,274	50.38
Granted	1,683	72.30
Vested	(1,774)	42.45
Forfeited	(203)	64.75
Nonvested, December 31, 2015	1,980	74.66
Granted	1,219	68.35
Vested	(1,241)	65.91
Forfeited	(218)	74.10
Nonvested, December 31, 2016	1,740	76.54
As of December 31, 2016, there were approximately 764,000 performance-based RSUs, with a weighted average grant date fair value of $70.07, that were vested but not yet distributed.
Delphi recognized compensation expense of $68 million ($59 million, net of tax), $72 million ($62 million, net of tax) and $76 million ($66 million net of tax) based on the Company’s best estimate of ultimate performance against the respective targets during the years ended December 31, 2016, 2015 and 2014, respectively. Delphi will continue to recognize compensation expense, based on the grant date fair value of the awards applied to the Company’s best estimate of ultimate performance against the respective targets, over the requisite vesting periods of the awards. Based on the grant date fair value of the awards and the Company’s best estimate of ultimate performance against the respective targets as of December 31, 2016, unrecognized compensation expense on a pretax basis of approximately $78 million is anticipated to be recognized over a weighted average period of approximately 2 years. For the years ended December 31, 2016, 2015 and 2014, respectively, approximately $40 million, $59 million, and $8 million of cash was paid and reflected as a financing activity in the statements of cash flows related to the minimum statutory tax withholding for vested RSUs.

22. SUPPLEMENTAL GUARANTOR AND NON-GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
Basis of Presentation
Notes Issued by the Subsidiary Issuer
As described in Note 11. Debt, Delphi Corporation (the "Subsidiary Issuer/Guarantor"), a 100% owned subsidiary of Delphi Automotive PLC (the "Parent"), issued the 2011 Senior Notes, the 2013 Senior Notes and the 2014 Senior Notes, each of which were registered under the Securities Act, and is the borrower of obligations under the Credit Agreement. The 2011 Senior Notes were subsequently redeemed and extinguished in March 2014 and March 2015, and the 2013 Senior Notes were subsequently redeemed and extinguished in September 2016. The 2014 Senior Notes and obligations under the Credit Agreement are, and prior to their redemption, the 2011 Senior Notes and 2013 Senior Notes were, fully and unconditionally guaranteed by Delphi Automotive PLC and certain of Delphi Automotive PLC's direct and indirect subsidiary companies, which are directly or indirectly 100% owned by Delphi Automotive PLC (the “Subsidiary Guarantors”), on a joint and several basis, subject to customary release provisions (other than in the case of Delphi Automotive PLC). All other consolidated direct and indirect subsidiaries of Delphi Automotive PLC are not subject to the guarantees (“Non-Guarantor Subsidiaries”).
Notes Issued by the Parent
As described in Note 11. Debt, Delphi Automotive PLC issued the 2015 Senior Notes, the 2015 Euro-denominated Senior Notes, the 2016 Euro-denominated Senior Notes and the 2016 Senior Notes, each of which were registered under the Securities Act. Each series of these senior notes are fully and unconditionally guaranteed on a joint and several basis, subject to customary release provisions, by certain of Delphi Automotive PLC's direct and indirect subsidiary companies (the “Subsidiary Guarantors”), and Delphi Corporation, each of which are directly or indirectly 100% owned by Delphi Automotive PLC. All other consolidated direct and indirect subsidiaries of Delphi Automotive PLC are not subject to the guarantees (“Non-Guarantor Subsidiaries”).
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
The historical presentation of the supplemental guarantor condensed consolidating balance sheet as of December 31, 2015 has been revised to be consistent with the presentation of the entities that comprise the structure of the Subsidiary Guarantors and the Subsidiary Issuer/Guarantor as of December 31, 2016.

Statement of Operations Year Ended December 31, 2016

	Parent	Subsidiary Guarantors	Subsidiary Issuer/Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Net sales	$—	$—	$—	$16,661	$—	$16,661
Operating expenses:
Cost of sales	—	—	—	13,107	—	13,107
Selling, general and administrative	87	—	—	1,058	—	1,145
Amortization	—	—	—	134	—	134
Restructuring	—	—	—	328	—	328
Total operating expenses	87	—	—	14,627	—	14,714
Operating (loss) income	(87)	—	—	2,034	—	1,947
Interest (expense) income	(208)	(23)	(202)	(68)	345	(156)
Other (expense) income, net	(5)	(163)	(11)	158	(345)	(366)
(Loss) income from continuing operations before income taxes and equity income	(300)	(186)	(213)	2,124	—	1,425
Income tax benefit (expense)	60	—	78	(380)	—	(242)
(Loss) income from continuing operations before equity income	(240)	(186)	(135)	1,744	—	1,183
Equity in net income of affiliates	—	—	—	35	—	35
Equity in net income (loss) of subsidiaries	1,497	1,621	406	—	(3,524)	—
Income (loss) from continuing operations	1,257	1,435	271	1,779	(3,524)	1,218
Income from discontinued operations, net of tax	—	—	—	108	—	108
Net income (loss)	1,257	1,435	271	1,887	(3,524)	1,326
Net income attributable to noncontrolling interest	—	—	—	69	—	69
Net income (loss) attributable to Delphi	$1,257	$1,435	$271	$1,818	$(3,524)	$1,257
Statement of Operations Year Ended December 31, 2015

	Parent	Subsidiary Guarantors	Subsidiary Issuer/Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Net sales	$—	$—	$—	$15,165	$—	$15,165
Operating expenses:
Cost of sales	—	—	(6)	12,161	—	12,155
Selling, general and administrative	32	—	—	985	—	1,017
Amortization	—	—	—	93	—	93
Restructuring	—	—	—	177	—	177
Total operating expenses	32	—	(6)	13,416	—	13,442
Operating (loss) income	(32)	—	6	1,749	—	1,723
Interest (expense) income	(105)	(30)	(180)	(90)	278	(127)
Other (expense) income, net	(20)	89	18	103	(278)	(88)
(Loss) income from continuing operations before income taxes and equity income	(157)	59	(156)	1,762	—	1,508
Income tax benefit (expense)	—	—	57	(320)	—	(263)
(Loss) income from continuing operations before equity income	(157)	59	(99)	1,442	—	1,245
Equity in net income of affiliates	—	—	—	16	—	16
Equity in net income (loss) of subsidiaries	1,607	1,548	508	—	(3,663)	—
Income (loss) from continuing operations	1,450	1,607	409	1,458	(3,663)	1,261
Income from discontinued operations, net of tax	—	—	—	274	—	274
Net income (loss)	1,450	1,607	409	1,732	(3,663)	1,535
Net income attributable to noncontrolling interest	—	—	—	85	—	85
Net income (loss) attributable to Delphi	$1,450	$1,607	$409	$1,647	$(3,663)	$1,450

Statement of Operations Year Ended December 31, 2014

	Parent	Subsidiary Guarantors	Subsidiary Issuer/Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Net sales	$—	$—	$—	$15,499	$—	$15,499
Operating expenses:
Cost of sales	—	—	—	12,471	—	12,471
Selling, general and administrative	51	—	—	985	—	1,036
Amortization	—	—	—	94	—	94
Restructuring	—	—	—	140	—	140
Total operating expenses	51	—	—	13,690	—	13,741
Operating (loss) income	(51)	—	—	1,809	—	1,758
Interest (expense) income	(24)	(33)	(188)	(74)	184	(135)
Other income (expense), net	6	68	25	78	(185)	(8)
(Loss) income from continuing operations before income taxes and equity income	(69)	35	(163)	1,813	(1)	1,615
Income tax benefit (expense)	—	—	60	(315)	—	(255)
(Loss) income from continuing operations before equity income	(69)	35	(103)	1,498	(1)	1,360
Equity in net income of affiliates	—	—	—	20	—	20
Equity in net income (loss) of subsidiaries	1,420	1,385	315	—	(3,120)	—
Income (loss) from continuing operations	1,351	1,420	212	1,518	(3,121)	1,380
Income from discontinued operations, net of tax	—	—	—	60	—	60
Net income (loss)	1,351	1,420	212	1,578	(3,121)	1,440
Net income attributable to noncontrolling interest	—	—	—	89	—	89
Net income (loss) attributable to Delphi	$1,351	$1,420	$212	$1,489	$(3,121)	$1,351
Statement of Comprehensive Income Year Ended December 31, 2016

	Parent	Subsidiary Guarantors	Subsidiary Issuer/Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Net income (loss)	$1,257	$1,435	$271	$1,887	$(3,524)	$1,326
Other comprehensive income (loss):
Currency translation adjustments	65	—	—	(212)	—	(147)
Net change in unrecognized gain (loss) on derivative instruments, net of tax	—	—	—	95	—	95
Employee benefit plans adjustment, net of tax	—	—	—	(139)	—	(139)
Other comprehensive income (loss)	65	—	—	(256)	—	(191)
Equity in other comprehensive (loss) income of subsidiaries	(247)	(371)	2	—	616	—
Comprehensive income (loss)	1,075	1,064	273	1,631	(2,908)	1,135
Comprehensive income attributable to noncontrolling interests	—	—	—	60	—	60
Comprehensive income (loss) attributable to Delphi	$1,075	$1,064	$273	$1,571	$(2,908)	$1,075

Statement of Comprehensive Income Year Ended December 31, 2015

	Parent	Subsidiary Guarantors	Subsidiary Issuer/Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Net income (loss)	$1,450	$1,607	$409	$1,732	$(3,663)	$1,535
Other comprehensive income (loss):
Currency translation adjustments	(5)	—	—	(339)	—	(344)
Net change in unrecognized gain (loss) on derivative instruments, net of tax	—	—	—	(28)	—	(28)
Employee benefit plans adjustment, net of tax	—	—	—	64	—	64
Other comprehensive loss	(5)	—	—	(303)	—	(308)
Equity in other comprehensive (loss) income of subsidiaries	(287)	(449)	(9)	—	745	—
Comprehensive income (loss)	1,158	1,158	400	1,429	(2,918)	1,227
Comprehensive income attributable to noncontrolling interests	—	—	—	69	—	69
Comprehensive income (loss) attributable to Delphi	$1,158	$1,158	$400	$1,360	$(2,918)	$1,158
Statement of Comprehensive Income Year Ended December 31, 2014

	Parent	Subsidiary Guarantors	Subsidiary Issuer/Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Net income (loss)	$1,351	$1,420	$212	$1,578	$(3,121)	$1,440
Other comprehensive income (loss):
Currency translation adjustments	—	—	—	(325)	—	(325)
Net change in unrecognized gain (loss) on derivative instruments, net of tax	—	—	—	(80)	—	(80)
Employee benefit plans adjustment, net of tax	—	—	—	(108)	—	(108)
Other comprehensive loss	—	—	—	(513)	—	(513)
Equity in other comprehensive (loss) income of subsidiaries	(504)	(573)	(50)	—	1,127	—
Comprehensive income (loss)	847	847	162	1,065	(1,994)	927
Comprehensive income attributable to noncontrolling interests	—	—	—	80	—	80
Comprehensive income (loss) attributable to Delphi	$847	$847	$162	$985	$(1,994)	$847

Balance Sheet as of December 31, 2016

	Parent	Subsidiary Guarantors	Subsidiary Issuer/Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$2	$—	$—	$836	$—	$838
Restricted cash	—	—	—	1	—	1
Accounts receivable, net	—	—	—	2,938	—	2,938
Intercompany receivables, current	47	1,843	436	5,285	(7,611)	—
Inventories	—	—	—	1,232	—	1,232
Other current assets	—	—	—	410	—	410
Total current assets	49	1,843	436	10,702	(7,611)	5,419
Long-term assets:
Intercompany receivables, long-term	—	1,070	768	1,767	(3,605)	—
Property, net	—	—	—	3,515	—	3,515
Investments in affiliates	—	—	—	101	—	101
Investments in subsidiaries	10,833	8,722	3,090	—	(22,645)	—
Intangible assets, net	—	—	—	2,748	—	2,748
Other long-term assets	60	—	10	439	—	509
Total long-term assets	10,893	9,792	3,868	8,570	(26,250)	6,873
Total assets	$10,942	$11,635	$4,304	$19,272	$(33,861)	$12,292
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$—	$—	$3	$9	$—	$12
Accounts payable	3	—	—	2,560	—	2,563
Intercompany payables, current	5,504	68	974	1,065	(7,611)	—
Accrued liabilities	31	300	30	1,212	—	1,573
Total current liabilities	5,538	368	1,007	4,846	(7,611)	4,148
Long-term liabilities:
Long-term debt	2,837	—	1,090	32	—	3,959
Intercompany payables, long-term	166	1,317	1,296	826	(3,605)	—
Pension benefit obligations	—	—	—	955	—	955
Other long-term liabilities	—	—	10	457	—	467
Total long-term liabilities	3,003	1,317	2,396	2,270	(3,605)	5,381
Total liabilities	8,541	1,685	3,403	7,116	(11,216)	9,529
Total Delphi shareholders’ equity	2,401	9,950	901	11,794	(22,645)	2,401
Noncontrolling interest	—	—	—	362	—	362
Total shareholders’ equity	2,401	9,950	901	12,156	(22,645)	2,763
Total liabilities and shareholders’ equity	$10,942	$11,635	$4,304	$19,272	$(33,861)	$12,292

Balance Sheet as of December 31, 2015

	Parent	Subsidiary Guarantors	Subsidiary Issuer/Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$4	$—	$—	$531	$—	$535
Restricted cash	—	—	—	1	—	1
Accounts receivable, net	—	—	—	2,750	—	2,750
Intercompany receivables, current	101	1,148	387	4,852	(6,488)	—
Inventories	—	—	—	1,181	—	1,181
Other current assets	—	—	—	431	—	431
Current assets held for sale	—	—	—	223	—	223
Total current assets	105	1,148	387	9,969	(6,488)	5,121
Long-term assets:
Intercompany receivables, long-term	—	775	1,007	1,743	(3,525)	—
Property, net	—	—	—	3,377	—	3,377
Investments in affiliates	—	—	—	94	—	94
Investments in subsidiaries	8,916	8,028	3,118	—	(20,062)	—
Intangible assets, net	—	—	—	2,922	—	2,922
Other long-term assets	—	—	12	447	—	459
Total long-term assets	8,916	8,803	4,137	8,583	(23,587)	6,852
Total assets	$9,021	$9,951	$4,524	$18,552	$(30,075)	$11,973
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$—	$—	$—	$52	$—	$52
Accounts payable	2	—	—	2,539	—	2,541
Intercompany payables, current	4,543	555	905	480	(6,483)	—
Accrued liabilities	17	—	24	1,163	—	1,204
Current liabilities held for sale	—	—	—	130	—	130
Total current liabilities	4,562	555	929	4,364	(6,483)	3,927
Long-term liabilities:
Long-term debt	2,047	—	1,883	26	—	3,956
Intercompany payables, long-term	162	1,305	1,001	1,057	(3,525)	—
Pension benefit obligations	—	—	—	854	—	854
Other long-term liabilities	—	—	27	476	—	503
Total long-term liabilities	2,209	1,305	2,911	2,413	(3,525)	5,313
Total liabilities	6,771	1,860	3,840	6,777	(10,008)	9,240
Total Delphi shareholders’ equity	2,250	8,091	684	11,292	(20,067)	2,250
Noncontrolling interest	—	—	—	483	—	483
Total shareholders’ equity	2,250	8,091	684	11,775	(20,067)	2,733
Total liabilities and shareholders’ equity	$9,021	$9,951	$4,524	$18,552	$(30,075)	$11,973

Statement of Cash Flows for the Year Ended December 31, 2016

	Parent	Subsidiary Guarantors	Subsidiary Issuer/Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Net cash (used in) provided by operating activities from continuing operations	$(141)	$125	$—	$1,957	$—	$1,941
Net cash provided by operating activities from discontinued operations	—	—	—	—	—	—
Net cash (used in) provided by operating activities	(141)	125	—	1,957	—	1,941
Cash flows from investing activities:
Capital expenditures	—	—	—	(828)	—	(828)
Proceeds from sale of property / investments	—	—	—	28	—	28
Net proceeds from divestiture of discontinued operations	—	—	—	48	—	48
Proceeds from business divestitures	—	—	—	197	—	197
Cost of business acquisitions, net of cash acquired	—	—	(15)	—	—	(15)
Cost of technology investments	—	—	(3)	—	—	(3)
Settlement of derivatives	—	—	—	(1)	—	(1)
Loans to affiliates	—	(979)	—	(1,346)	2,325	—
Repayments of loans from affiliates	—	—	—	353	(353)	—
Investments in subsidiaries	(854)	—	(350)	—	1,204	—
Net cash (used in) provided by investing activities from continuing operations	(854)	(979)	(368)	(1,549)	3,176	(574)
Net cash used in investing activities from discontinued operations	—	—	—	(4)	—	(4)
Net cash (used in) provided by investing activities	(854)	(979)	(368)	(1,553)	3,176	(578)
Cash flows from financing activities:
Net repayments under other short-term debt agreements	—	—	—	(34)	—	(34)
Repayment of senior notes	—	—	(862)	—	—	(862)
Proceeds from issuance of senior notes, net of issuance costs	852	—	—	—	—	852
Contingent consideration and deferred acquisition purchase price payments	—	—	—	(4)	—	(4)
Dividend payments of consolidated affiliates to minority shareholders	—	—	—	(42)	—	(42)
Proceeds from borrowings from affiliates	1,095	—	1,230	—	(2,325)	—
Payments on borrowings from affiliates	(353)	—	—	—	353	—
Investment from parent	350	854	—	—	(1,204)	—
Repurchase of ordinary shares	(634)	—	—	—	—	(634)
Distribution of cash dividends	(317)	—	—	—	—	(317)
Taxes withheld and paid on employees' restricted share awards	—	—	—	(40)	—	(40)
Net cash provided by (used in) financing activities	993	854	368	(120)	(3,176)	(1,081)
Effect of exchange rate fluctuations on cash and cash equivalents	—	—	—	(23)	—	(23)
Decrease (increase) in cash and cash equivalents	(2)	—	—	261	—	259
Cash and cash equivalents at beginning of year	4	—	—	575	—	579
Cash and cash equivalents at end of year	$2	$—	$—	$836	$—	$838
Cash and cash equivalents of discontinued operations	$—	$—	$—	$—	$—	$—
Cash and cash equivalents of continuing operations	$2	$—	$—	$836	$—	$838

Statement of Cash Flows for the Year Ended December 31, 2015

	Parent	Subsidiary Guarantors	Subsidiary Issuer/Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Net cash (used in) provided by operating activities from continuing operations	$(53)	$171	$—	$1,649	$(100)	$1,667
Net cash provided by operating activities from discontinued operations	—	—	—	36	—	36
Net cash (used in) provided by operating activities	(53)	171	—	1,685	(100)	1,703
Cash flows from investing activities:
Capital expenditures	—	—	—	(704)	—	(704)
Proceeds from sale of property / investments	—	—	—	10	—	10
Net proceeds from divestiture of discontinued operations	—	—	—	730	—	730
Proceeds from business divestitures, net of payments of $14 in 2015	—	—	(7)	18	—	11
Cost of business acquisitions, net of cash acquired	(1,606)	—	(104)	56	—	(1,654)
Cost of technology investments	—	—	—	(23)	—	(23)
Loans to affiliates	—	(925)	(342)	(3,221)	4,488	—
Repayments of loans from affiliates	—	—	135	1,333	(1,468)	—
Investments in subsidiaries	(753)	—	—	—	753	—
Net cash (used in) provided by investing activities from continuing operations	(2,359)	(925)	(318)	(1,801)	3,773	(1,630)
Net cash used in investing activities from discontinued operations	—	—	—	(69)	—	(69)
Net cash (used in) provided by investing activities	(2,359)	(925)	(318)	(1,870)	3,773	(1,699)
Cash flows from financing activities:
Net repayments under other short-term debt agreements	—	—	—	(214)	—	(214)
Repayment of senior notes	—	—	(546)	—	—	(546)
Proceeds from issuance of senior notes, net of issuance costs	2,043	—	—	—	—	2,043
Dividend payments of consolidated affiliates to minority shareholders	—	—	—	(63)	—	(63)
Proceeds from borrowings from affiliates	3,277	—	964	247	(4,488)	—
Payments on borrowings from affiliates	(1,468)	—	—	—	1,468	—
Investment from parent	—	753	—	—	(753)	—
Dividends paid to affiliates	—	—	(100)	—	100	—
Repurchase of ordinary shares	(1,159)	—	—	—	—	(1,159)
Distribution of cash dividends	(286)	—	—	—	—	(286)
Taxes withheld and paid on employees' restricted share awards	—	—	—	(59)	—	(59)
Net cash provided by (used in) financing activities	2,407	753	318	(89)	(3,673)	(284)
Effect of exchange rate fluctuations on cash and cash equivalents	—	—	—	(45)	—	(45)
Decrease in cash and cash equivalents	(5)	(1)	—	(319)	—	(325)
Cash and cash equivalents at beginning of year	9	1	—	894	—	904
Cash and cash equivalents at end of year	$4	$—	$—	$575	$—	$579
Cash and cash equivalents of discontinued operations	$—	$—	$—	$44	$—	$44
Cash and cash equivalents of continuing operations	$4	$—	$—	$531	$—	$535

Statement of Cash Flows for the Year Ended December 31, 2014

	Parent	Subsidiary Guarantors	Subsidiary Issuer/Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Net cash provided by operating activities from continuing operations	$32	$61	$—	$1,952	$—	$2,045
Net cash provided by operating activities from discontinued operations	—	—	—	90	—	90
Net cash provided by operating activities	32	61	—	2,042	—	2,135
Cash flows from investing activities:
Capital expenditures	—	—	—	(779)	—	(779)
Proceeds from sale of property / investments	—	—	—	15	—	15
Cost of business acquisitions, net of cash acquired	—	—	(345)	—	—	(345)
Cost of technology investments	—	—	—	(5)	—	(5)
Decrease in restricted cash	—	—	—	2	—	2
Loans to affiliates	—	(60)	(1,075)	(1,494)	2,629	—
Repayments of loans from affiliates	—	—	165	304	(469)	—
Return of investments in subsidiaries	—	—	389	—	(389)	—
Net cash (used in) provided by investing activities from continuing operations	—	(60)	(866)	(1,957)	1,771	(1,112)
Net cash used in investing activities from discontinued operations	—	—	—	(74)	—	(74)
Net cash used in investing activities	—	(60)	(866)	(2,031)	1,771	(1,186)
Cash flows from financing activities:
Net proceeds from other short-term debt agreements	—	—	—	7	—	7
Repayments under long-term debt agreements	—	—	(164)	—	—	(164)
Repayment of senior notes	—	—	(526)	—	—	(526)
Proceeds from issuance of senior notes, net of issuance costs	—	—	691	—	—	691
Dividend payments of consolidated affiliates to minority shareholders	—	—	—	(73)	—	(73)
Proceeds from borrowings from affiliates	1,510	144	975	—	(2,629)	—
Payments on borrowings from affiliates	(215)	(144)	(110)	—	469	—
Capital distributions to affiliates	—	—	—	(389)	389	—
Repurchase of ordinary shares	(1,024)	—	—	—	—	(1,024)
Distribution of cash dividends	(301)	—	—	—	—	(301)
Taxes withheld and paid on employees' restricted share awards	—	—	—	(8)	—	(8)
Net cash (used in) provided by financing activities	(30)	—	866	(463)	(1,771)	(1,398)
Effect of exchange rate fluctuations on cash and cash equivalents	—	—	—	(36)	—	(36)
Increase (decrease) in cash and cash equivalents	2	1	—	(488)	—	(485)
Cash and cash equivalents at beginning of year	7	—	—	1,382	—	1,389
Cash and cash equivalents at end of year	$9	$1	$—	$894	$—	$904
Cash and cash equivalents of discontinued operations	$—	$—	$—	$45	$—	$45
Cash and cash equivalents of continuing operations	$9	$1	$—	$849	$—	$859

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

•
Electronics and Safety, which includes component and systems integration expertise in infotainment and connectivity, body controls and security systems, displays and passive and active safety electronics, as well as advanced development of software.

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
Generally, Delphi evaluates segment performance based on stand-alone segment net income before interest expense, other income (expense), net, income tax expense, equity income (loss), net of tax, income (loss) from discontinued operations, net of tax, restructuring, other acquisition and portfolio project costs (which includes costs incurred to integrate acquired businesses and to plan and execute product portfolio transformation actions, including business and product acquisitions and divestitures), asset impairments and gains (losses) on business divestitures (“Adjusted Operating Income”) and accounts for inter-segment sales and transfers as if the sales or transfers were to third parties, at current market prices. Delphi’s management utilizes Adjusted Operating Income as the key performance measure of segment income or loss to evaluate segment performance, and for planning and forecasting purposes to allocate resources to the segments, as management believes this measure is most reflective of the operational profitability or loss of Delphi's operating segments. Segment Adjusted Operating Income should not be considered a substitute for results prepared in accordance with U.S. GAAP and should not be considered an alternative to net income attributable to Delphi, which is the most directly comparable financial measure to Adjusted Operating Income that is prepared in accordance with U.S. GAAP. Segment Adjusted Operating Income, as determined and measured by Delphi, should also not be compared to similarly titled measures reported by other companies.
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
Included below are sales and operating data for Delphi’s segments for the years ended December 31, 2016, 2015 and 2014, as well as balance sheet data as of December 31, 2016 and 2015.

	Electrical/Electronic Architecture	Powertrain Systems	Electronics and Safety	Eliminations and Other (1)	Total
	(in millions)
For the Year Ended December 31, 2016:
Net sales	$9,316	$4,486	$3,014	$(155)	$16,661
Depreciation and amortization	$399	$217	$88	$—	$704
Adjusted operating income	$1,344	$511	$368	$—	$2,223
Operating income (2)	$1,186	$300	$461	$—	$1,947
Equity income	$35	$—	$—	$—	$35
Net income attributable to noncontrolling interest	$34	$32	$—	$—	$66
Capital expenditures	$458	$171	$131	$68	$828

	Electrical/Electronic Architecture	Powertrain Systems	Electronics and Safety	Eliminations and Other (1)	Total
	(in millions)
For the Year Ended December 31, 2015:
Net sales	$8,180	$4,407	$2,744	$(166)	$15,165
Depreciation and amortization	$276	$195	$69	$—	$540
Adjusted operating income	$1,095	$524	$352	$—	$1,971
Operating income (3)	$1,014	$388	$321	$—	$1,723
Equity income	$16	$—	$—	$—	$16
Net income attributable to noncontrolling interest	$39	$34	$—	$—	$73
Capital expenditures	$353	$201	$102	$48	$704

	Electrical/Electronic Architecture	Powertrain Systems	Electronics and Safety	Eliminations and Other (1)	Total
	(in millions)
For the Year Ended December 31, 2014:
Net sales	$8,274	$4,540	$2,880	$(195)	$15,499
Depreciation and amortization	$266	$200	$74	$—	$540
Adjusted operating income	$1,060	$486	$379	$—	$1,925
Operating income (4)	$986	$427	$345	$—	$1,758
Equity income (loss)	$21	$(1)	$—	$—	$20
Net income attributable to noncontrolling interest	$35	$36	$—	$—	$71
Capital expenditures	$326	$322	$82	$49	$779

(1)
Eliminations and Other includes the elimination of inter-segment transactions. Capital expenditures amounts are attributable to corporate administrative and support functions, including corporate headquarters and certain technical centers.

(2)
Includes a pre-tax gain of $141 million from the divestiture of the Electronics and Safety Mechatronics business, as well as charges recorded in 2016 related to costs associated with employee termination benefits and other exit costs of $117 million for Electrical/Electronic Architecture, $172 million for Powertrain Systems and $39 million for Electronics and Safety.

(3)
Includes charges recorded in 2015 related to costs associated with employee termination benefits and other exit costs of $37 million for Electrical/Electronic Architecture, $115 million for Powertrain Systems and $25 million for Electronics and Safety.

(4)
Includes charges recorded in 2014 related to costs associated with employee termination benefits and other exit costs of $57 million for Electrical/Electronic Architecture, $55 million for Powertrain Systems and $28 million for Electronics and Safety.

	Electrical/Electronic Architecture	Powertrain Systems	Electronics and Safety	Eliminations and Other (1)	Total
	(in millions)
Balance as of December 31, 2016:
Investment in affiliates	$67	$34	$—	$—	$101
Goodwill	$1,424	$6	$78	$—	$1,508
Total segment assets	$8,458	$3,589	$2,327	$(2,082)	$12,292
Balance as of December 31, 2015:
Investment in affiliates	$60	$34	$—	$—	$94
Goodwill	$1,458	$8	$73	$—	$1,539
Total segment assets	$7,924	$3,684	$2,474	$(2,109)	$11,973

(1)	Eliminations and Other includes the elimination of inter-segment transactions.
The reconciliation of Adjusted Operating Income to Operating Income includes, as applicable, restructuring, other acquisition and portfolio project costs (which includes costs incurred to integrate acquired businesses and to plan and execute product portfolio transformation actions, including business and product acquisitions and divestitures), asset impairments and gains (losses) on business divestitures. The reconciliation of Adjusted Operating Income to net income attributable to Delphi for the years ended December 31, 2016, 2015 and 2014 are as follows:

	Electrical/Electronic Architecture	Powertrain Systems	Electronics and Safety	Eliminations and Other	Total
	(in millions)
For the Year Ended December 31, 2016:
Adjusted operating income	$1,344	$511	$368	$—	$2,223
Restructuring	(117)	(172)	(39)	—	(328)
Other acquisition and portfolio project costs	(41)	(10)	(8)	—	(59)
Asset impairments	—	(29)	(1)	—	(30)
Gain (loss) on business divestitures, net	—	—	141	—	141
Operating income	$1,186	$300	$461	$—	1,947
Interest expense					(156)
Other expense, net					(366)
Income from continuing operations before income taxes and equity income					1,425
Income tax expense					(242)
Equity income, net of tax					35
Income from continuing operations					1,218
Income from discontinued operations, net of tax					108
Net income					1,326
Net income attributable to noncontrolling interest					69
Net income attributable to Delphi					$1,257

	Electrical/Electronic Architecture	Powertrain Systems	Electronics and Safety	Eliminations and Other	Total
	(in millions)
For the Year Ended December 31, 2015:
Adjusted operating income	$1,095	$524	$352	$—	$1,971
Restructuring	(37)	(115)	(25)	—	(177)
Other acquisition and portfolio project costs	(26)	(12)	(9)	—	(47)
Asset impairments	(4)	(9)	(3)	—	(16)
Gain (loss) on business divestitures, net	(14)	—	6	—	(8)
Operating income	$1,014	$388	$321	$—	1,723
Interest expense					(127)
Other expense, net					(88)
Income from continuing operations before income taxes and equity income					1,508
Income tax expense					(263)
Equity income, net of tax					16
Income from continuing operations					1,261
Income from discontinued operations, net of tax					274
Net income					1,535
Net income attributable to noncontrolling interest					85
Net income attributable to Delphi					$1,450

	Electrical/Electronic Architecture	Powertrain Systems	Electronics and Safety	Eliminations and Other	Total
	(in millions)
For the Year Ended December 31, 2014:
Adjusted operating income	$1,060	$486	$379	$—	$1,925
Restructuring	(57)	(55)	(28)	—	(140)
Other acquisition and portfolio project costs	(15)	(3)	(2)	—	(20)
Asset impairments	(2)	(1)	(4)	—	(7)
Operating income	$986	$427	$345	$—	1,758
Interest expense					(135)
Other income, net					(8)
Income from continuing operations before income taxes and equity income					1,615
Income tax expense					(255)
Equity income, net of tax					20
Income from continuing operations					1,380
Income from discontinued operations, net of tax					60
Net income					1,440
Net income attributable to noncontrolling interest					89
Net income attributable to Delphi					$1,351

Information concerning principal geographic areas is set forth below. Net sales data reflects the manufacturing location and is for the years ended December 31. Net property data is as of December 31.

	Year Ended December 31, 2016		Year Ended December 31, 2015		Year Ended December 31, 2014
	Net Sales	Net Property (1)	Net Sales	Net Property (1)	Net Sales	Net Property (1)
	(in millions)
United States (2)	$6,037	$980	$5,536	$898	$5,160	$675
Other North America	143	171	146	147	208	135
Europe, Middle East & Africa (3)	5,871	1,435	5,275	1,469	5,940	1,395
Asia Pacific (4)	4,274	858	3,839	809	3,552	732
South America	336	71	369	54	639	84
Total	$16,661	$3,515	$15,165	$3,377	$15,499	$3,021

(1)	Net property data represents property, plant and equipment, net of accumulated depreciation.

(2)
Includes net sales and machinery, equipment and tooling that relate to the Company's maquiladora operations located in Mexico. These assets are utilized to produce products sold to customers located in the United States.

(3)
Includes Delphi’s country of domicile, Jersey, and the country of Delphi’s principal executive offices, the United Kingdom. The Company had no sales in Jersey in any period. The Company had net sales of $827 million, $834 million, and $892 million in the United Kingdom for the years ended December 31, 2016, 2015 and 2014, respectively. The Company had net property in the United Kingdom of $230 million, $276 million, and $231 million as of December 31, 2016, 2015 and 2014, respectively. The largest portion of net sales in the Europe, Middle East & Africa region was $959 million in Germany, $834 million in the United Kingdom and $892 million in the United Kingdom for the years ended December 31, 2016, 2015 and 2014, respectively.

(4)	Net sales and net property in Asia Pacific are primarily attributable to China.

24. QUARTERLY DATA (UNAUDITED)
The following is a condensed summary of the Company’s unaudited quarterly results of continuing operations for fiscal 2016 and 2015.

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,	Total
	(in millions, except per share amounts)
2016
Net sales	$4,051	$4,206	$4,091	$4,313	$16,661
Cost of sales (1)	3,265	3,348	3,256	3,238	13,107
Gross profit	$786	$858	$835	$1,075	$3,554
Operating income (2)	$441	$391	$460	$655	$1,947
Income from continuing operations	335	271	306	306	1,218
Income from discontinued operations, net of tax (3)	108	—	—	—	108
Net income (4)	$443	$271	$306	$306	$1,326
Net income attributable to Delphi	$425	$258	$293	$281	$1,257
Basic net income per share:
Continuing operations (5)	$1.16	$0.95	$1.08	$1.04	$4.22
Discontinued operations (5)	0.38	—	—	—	0.38
Basic net income per share attributable to Delphi (5)	$1.54	$0.95	$1.08	$1.04	$4.60
Weighted average number of basic shares outstanding	276.62	272.92	272.19	270.38	273.02
Diluted net income per share:
Continuing operations (5)	$1.15	$0.94	$1.07	$1.03	$4.21
Discontinued operations (5)	0.38	—	—	—	0.38
Diluted net income per share attributable to Delphi (5)	$1.53	$0.94	$1.07	$1.03	$4.59
Weighted average number of diluted shares outstanding	277.04	273.37	272.77	271.64	273.70

2015
Net sales	$3,797	$3,858	$3,631	$3,879	$15,165
Cost of sales	3,056	3,076	2,862	3,161	12,155
Gross profit	$741	$782	$769	$718	$3,010
Operating income (6)	$446	$481	$461	$335	$1,723
Income from continuing operations	304	369	364	224	1,261
(Loss) income from discontinued operations, net of tax (7)	(75)	298	54	(3)	274
Net income (8)	$229	$667	$418	$221	$1,535
Net income attributable to Delphi	$209	$645	$404	$192	$1,450
Basic net income (loss) per share:
Continuing operations (5)	$0.99	$1.22	$1.24	$0.71	$4.16
Discontinued operations (5)	(0.27)	1.02	0.19	(0.02)	0.92
Basic net income per share attributable to Delphi (5)	$0.72	$2.24	$1.43	$0.69	$5.08
Weighted average number of basic shares outstanding	290.90	287.77	282.97	279.29	285.20
Diluted net income (loss) per share:
Continuing operations (5)	$0.99	$1.21	$1.23	$0.70	$4.14
Discontinued operations (5)	(0.27)	1.02	0.19	(0.02)	0.92
Diluted net income per share attributable to Delphi (5)	$0.72	$2.23	$1.42	$0.68	$5.06
Weighted average number of diluted shares outstanding	291.81	288.85	284.40	281.64	286.64

(1)	In the fourth quarter of 2016, Delphi recognized a pre-tax gain of $141 million on the divestiture of its Mechatronics business.

(2)
In the second quarter of 2016, Delphi recorded restructuring charges totaling $154 million, which includes employee-related and other costs, $88 million of which related to the initiation of the closure of a European manufacturing site within the Powertrain Systems segment.

(3)	In the first quarter of 2016, Delphi recognized an after-tax gain on the divestiture of discontinued operations of $104 million.

(4)
In the third quarter of 2016, Delphi recognized losses on the extinguishment of debt of $73 million. In the fourth quarter of 2016, Delphi recorded a reserve of $300 million for the Unsecured Creditors litigation.

(5)	Due to the use of the weighted average shares outstanding for each quarter for computing earnings per share, the sum of the quarterly per share amounts may not equal the per share amount for the year.

(6)	In the fourth quarter of 2015, Delphi recorded restructuring charges totaling $108 million, which includes employee-related and other costs.

(7)
In the first quarter of 2015, Delphi recognized an after-tax impairment loss of $88 million within discontinued operations, in the second quarter of 2015, Delphi recognized an after-tax gain on the divestiture of discontinued operations of $285 million and in the third quarter of 2015, Delphi recognized an after-tax gain on the divestiture of discontinued operations of $47 million.

(8)	In the first quarter of 2015, Delphi recognized a loss on extinguishment of debt of $52 million.

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
On June 30, 2015 the Company closed the sale of its wholly owned Thermal Systems business to MAHLE GmbH ("MAHLE"). The Company received cash proceeds of approximately $670 million and recognized a gain on the divestiture within income from discontinued operations of $271 million (approximately $0.95 per diluted share), net of tax expense of $52 million, transaction costs of $10 million and $18 million of pre-tax post-closing adjustments recorded during the year ended December 31, 2015 primarily related to settlement of working capital items and contingent liabilities. Additional post-closing adjustments of $3 million, primarily related to the settlement of contingent liabilities, were recorded as a reduction to the gain on the divestiture during the year ended December 31, 2016. All post-closing adjustments were finalized and cash settled with MAHLE in the fourth quarter of 2016. In conjunction with the sale, Delphi and MAHLE also entered into a transition services agreement under which Delphi provided certain administrative and other services, as well as a supply agreement under which Delphi supplied certain products, primarily for a period of up to eighteen months following the closing of the transaction. Delphi recorded $8 million and $8 million to other income (expense), net for the years ended December 31, 2016 and December 31, 2015, respectively, for certain fees earned pursuant to the transition services agreement.
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
On March 31, 2016, the Company closed the sale of its 50 percent interest in its Shanghai Delphi Automotive Air Conditioning ("SDAAC") joint venture to one of the Company's joint venture partners, Shanghai Aerospace Automobile Electromechanical Co., Ltd ("SAAE"). The Company received cash proceeds of $62 million, net of tax, transaction costs and $29 million of cash divested, and recognized a gain on the divestiture of $104 million (approximately $0.38 per diluted share), net of tax expense of $10 million and transaction costs, within income from discontinued operations during the year ended December 31, 2016. The financial results of SDAAC, which were consolidated by Delphi, were historically reported as part of the Thermal Systems segment.
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

In the first quarter of 2015, the Company determined that the assets and liabilities of the Thermal Systems segment met the held for sale criteria in accordance with FASB ASC 205, Presentation of Financial Statements. Accordingly, the held for sale Thermal Systems assets and liabilities were reclassified in the consolidated balance sheet to assets held for sale or liabilities held for sale, respectively, as the sale of such assets and liabilities was expected within one year. The Company ceased recording depreciation of the held for sale Thermal Systems assets in the first quarter of 2015. As described above, Delphi completed the divestitures of the wholly owned Thermal Systems business on June 30, 2015, of its 50 percent interest in KDAC on September 24, 2015 and of its 50 percent interest in SDAAC on March 31, 2016. As a result of the completion of the divestitures, there are no assets or liabilities held for sale as of December 31, 2016. The following table summarizes the carrying value of the major classes of assets and liabilities of discontinued operations as of December 31, 2015:

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
Assets and liabilities classified as held for sale were required to be recorded at the lower of carrying value or fair value less costs to sell. Accordingly, an after-tax impairment loss of $88 million (approximately $0.30 per diluted share) was recorded in income from discontinued operations in the first quarter of 2015 based on the evaluation of the estimated fair value of the Company's interest in KDAC as of March 31, 2015 in relation to its carrying value. As of March 31, 2015, the fair value of this interest was estimated to be approximately $32 million, determined primarily based on recent negotiations with a third party and based on a non-binding offer from that potential buyer at the time. As described above, the Company subsequently completed the sale of its interest in KDAC for net cash proceeds of $70 million during the third quarter of 2015.

A reconciliation of the major classes of line items constituting pre-tax profit or loss of discontinued operations to income from discontinued operations, net of tax as presented in the consolidated statements of operations is as follows:

	Year Ended December 31,
	2016	2015	2014
	(in millions)
Net sales	$78	$914	$1,524
Cost of sales	67	828	1,379
Selling, general and administrative	4	27	45
Amortization	—	1	7
Restructuring	—	3	4
Other income and expense items that are not major, net	—	—	1
Income from discontinued operations before income taxes and equity income	7	55	90
Income tax expense on discontinued operations	—	(10)	(27)
Equity loss from discontinued operations, net of tax	—	(1)	(3)
Gain on divestiture of discontinued operations, net of tax	104	318	—
Adjustment to prior period gain on divestiture, net of tax	(3)	—	—
Impairment loss	—	(88)	—
Income from discontinued operations, net of tax	108	274	60
Income from discontinued operations attributable to noncontrolling interests	3	12	18
Net income from discontinued operations attributable to Delphi	$105	$262	$42
Income from discontinued operations before income taxes attributable to Delphi was $115 million, $270 million and $65 million for the years ended December 31, 2016, 2015 and 2014, respectively, which includes $0, $2 million and $4 million respectively, of income tax expense attributable to noncontrolling interests.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None

ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Management of the Company, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of December 31, 2016. As defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), disclosure controls and procedures are controls and procedures designed to provide reasonable assurance that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported on a timely basis, and that such information is accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company's disclosure controls and procedures include components of the Company's internal control over financial reporting. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of December 31, 2016.

Management's Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f), for the Company. Under the supervision of the Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of December 31, 2016 based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework (2013).” Based on that evaluation, management has concluded that the Company's internal control over financial reporting was effective as of December 31, 2016.
Ernst & Young LLP has issued an attestation report which is included herein as the Report of Independent Registered Public Accounting Firm under the section headed Financial Statements and Supplementary Data for the year ended December 31, 2016.

Changes in Internal Control over Financial Reporting
There were no material changes in the Company's internal control over financial reporting, identified in connection with management's evaluation of internal control over financial reporting, that occurred during the year ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
On February 1, 2017, the Board of Directors of the Company, acting upon the recommendation of the Compensation & Human Resources Committee of the Board of Directors (the “Committee”), adopted the Delphi Automotive PLC Executive Severance Plan (the “Severance Plan”) and the Delphi Automotive PLC Executive Change in Control Severance Plan (the “Change in Control Plan”) (together, the “Plans”). The Plans are effective as of February 1, 2017, and were adopted to provide severance protections to certain executives who are designated by the Committee as eligible to participate in each Plan (each an “Eligible Executive”).
The Severance Plan provides for severance benefits in the event of a Qualifying Separation (as defined in the Severance Plan) of an Eligible Executive's employment. Pursuant to the Severance Plan, an Eligible Executive who incurs a Qualifying Separation would be entitled to receive severance payments during the applicable severance period, unless and until the Eligible Executive is employed by another employer. The Severance Plan also provides a COBRA subsidy for a period of up to 18 months following a Qualifying Separation.
The Change in Control Plan provides for severance benefits in connection with a Qualifying Separation (as defined in the Change in Control Plan), including a termination upon a Change in Control (as defined in the Change in Control Plan). Pursuant to the Change in Control Plan, an Eligible Executive who incurs a Qualifying Separation would be entitled to receive a lump sum cash payment in an amount equal to the sum of (a) three times base salary in the case of the CEO and two times base salary in the case of an Eligible Executive other than the CEO; and (b) in the case of the CEO, three times the higher of the CEO’s target annual cash incentive award opportunity for the year in which the separation occurs or in effect immediately prior to the Change in Control, or in the case of an Eligible Executive other than the CEO, two times the higher of the Eligible Executive’s target annual cash incentive award opportunity for the year in which the separation occurs or in effect immediately prior to the Change in Control. In addition, an Eligible Executive who incurs a Qualifying Separation is also entitled to receive a lump sum payment representing the sum of 36 monthly COBRA premiums for the CEO and 24 monthly COBRA premiums for Eligible Executives other than the CEO.
The above summary of the Plans is qualified by reference to the text of the Severance Plan that is filed herewith as Exhibit 10.2, and the Change in Control Plan that is filed herewith as Exhibit 10.3, each of which are incorporated herein by reference.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
The information called for by Item 10, as to compliance with Section 16(a) of the Exchange Act, is incorporated by reference to the Company’s Definitive Proxy Statement to be filed with the SEC pursuant to Regulation 14A in connection with the Company’s 2017 Annual Meeting of Shareholders (the “Proxy Statement”) under the heading “Other Information—Section 16(a) Beneficial Ownership Reporting Compliance.” The information called for by Item 10, as to the audit committee and the audit committee financial expert, is incorporated by reference to the Company’s Proxy Statement under the headings “Board Practices” and “Board Committees.” The information called for by Item 10, as to executive officers, is set forth under Executive Officers of the Registrant in the Supplementary Item in Part I of this Annual Report on Form 10-K. The information called for by Item 10, as to directors, is incorporated by reference to the Company’s Proxy Statement under the headings “Election of Directors” and “Board Practices.”
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
Information as of December 31, 2016 about the Company’s ordinary shares that may be issued under all of its equity compensation plans is set forth in Part II Item 5 of this Annual Report on Form 10-K.

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
(1) Financial Statements:
(2) Financial Statement Schedule:
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

		Additions
	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Other Activity	Balance at End of Period
	(in millions)
December 31, 2016:
Allowance for doubtful accounts	$26	$24	$(7)	$(1)	$42
Tax valuation allowance (a)	$910	$578	$—	$(30)	$1,458
December 31, 2015:
Allowance for doubtful accounts	$21	$11	$(7)	$1	$26
Tax valuation allowance (a)	$747	$192	$—	$(29)	$910
December 31, 2014:
Allowance for doubtful accounts (b)	$60	$10	$(5)	$(44)	$21
Tax valuation allowance (a)	$642	$187	$(15)	$(67)	$747

(a)	Additions Charged to Costs and Expenses are primarily related to taxable losses for which the tax benefit has been reserved.

(b)	Other Activity primarily represents the reclassification of balances related to billing adjustments to accounts receivable.
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

4.5
Senior Notes Indenture, dated as of March 10, 2015, among Delphi Automotive PLC, Wilmington Trust, National Association, as Trustee and Deutsche Bank Trust Company Americas, as Registrar, Paying Agent and Authenticating Agent (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of the Company filed with the SEC on March 10, 2015)

4.6
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

4.8
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

4.9
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

10.2	Delphi Automotive PLC Executive Severance Plan, effective February 1, 2017*+
10.3	Delphi Automotive PLC Executive Change in Control Severance Plan, effective February 1, 2017*+
10.4	Delphi Corporation Supplemental Executive Retirement Program(1)+
10.5	Delphi Corporation Salaried Retirement Equalization Savings Program(1)+
10.6	Delphi Automotive PLC Long Term Incentive Plan(3)+
10.7	Offer letter for Jeffrey J. Owens, dated October 2, 2009(7)+
10.8	Offer letter for Kevin P. Clark, dated June 10, 2010(1)+
10.9	Offer letter for Majdi B. Abulaban, dated October 2, 2009(9)+
10.10	Offer letter for Jugal K. Vijayvargiya, dated October 2, 2009(12)+
10.11	Offer letter for Joseph R. Massaro, dated September 13, 2013(14)+
10.12	Employment Agreement, dated February 14, 2014, as amended by the Addendum to the Employment Agreement, dated February 19, 2015, between the Company and Liam Butterworth(12)+
10.13	Form of Non-Employee Director RSU Award Agreement pursuant to Delphi Automotive PLC Long Term Incentive Plan, as amended(5)+
10.14	Letter Agreement, dated October 29, 2012, between the Company and Kevin P. Clark(6)+
10.15	Form of Officer RSU Award Agreement pursuant to the Delphi Automotive PLC Long Term Incentive Plan(8)+
10.16	Form of Officer RSU Award Agreement (including Continuity Incentive RSU Award) pursuant to the Delphi Automotive PLC Long Term Incentive Plan(8)+

10.17	Delphi Automotive PLC Long-Term Incentive Plan, as amended and restated (incorporated by reference to the Company's Proxy Statement dated March 9, 2015)+
10.18	Form of Officer Performance-Based RSU Award pursuant to the Delphi Automotive PLC Long-Term Incentive Plan, as amended and restated(11)+
10.19	Form of Officer Performance-Based RSU Award pursuant to the Delphi Automotive PLC Long-Term Incentive Plan, as amended and restated, effective 2016(13)+
10.20	Form of Officer Time-Based RSU Award pursuant to the Delphi Automotive PLC Long-Term Incentive Plan, as amended and restated(11)+
10.21	Form of Continuity Performance-Based RSU Award pursuant to the Delphi Automotive PLC Long-Term Incentive Plan, as amended and restated(11)+
10.22	Form of Continuity Time-Based RSU Award pursuant to the Delphi Automotive PLC Long-Term Incentive Plan, as amended and restated(11)+
10.23	Delphi Automotive PLC Leadership Incentive Plan, as amended and restated effective April 23, 2015 (incorporated by reference to the Company's Proxy Statement dated March 9, 2015)+
10.24	Delphi Automotive PLC Annual Incentive Plan (as Amended and Restated Effective January 1, 2017)*+
12.1	Computation of Ratio of Earnings to Fixed Charges*
21.1	Subsidiaries of the Registrant*
23.1	Consent of Ernst & Young LLP*
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer*
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
Exhibit Number	Description
101.INS	XBRL Instance Document#
101.SCH	XBRL Taxonomy Extension Schema Document#
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document#
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document#
101.LAB	XBRL Taxonomy Extension Label Linkbase Document#
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document#
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
(5) Filed with Form 10-Q for the period ended June 30, 2012 on July 31, 2012 and incorporated herein by reference.
(6) Filed with Form 10-Q for the period ended September 30, 2012 on November 1, 2012 and incorporated herein by reference.
(7) Filed with Form 10-K for the year ended December 31, 2012 on February 11, 2013 and incorporated herein by reference.
(8) Filed with Form 10-Q for the period ended March 31, 2013 on May 1, 2013 and incorporated herein by reference.
(9) Filed with Form 10-K for the year ended December 31, 2013 on February 10, 2014 and incorporated herein by reference.
(10) Filed with Form 10-K for the year ended December 31, 2014 on February 9, 2015 and incorporated herein by reference.
(11) Filed with Form 10-Q for the period ended March 31, 2015 on April 30, 2015 and incorporated herein by reference.
(12) Filed with Form 10-K for the year ended December 31, 2015 on February 8, 2016 and incorporated herein by reference.

(13) Filed with Form 10-Q for the period ended March 31, 2016 on May 4, 2016 and incorporated herein by reference.
(14) Filed with Form 10-Q for the period ended June 30, 2016 on August 3, 2016 and incorporated herein by reference.
# Filed electronically with the Report.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DELPHI AUTOMOTIVE PLC

/s/ Joseph R. Massaro
By: Joseph R. Massaro
Chief Financial Officer and
Senior Vice President
Dated: February 6, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below as of February 6, 2017, by the following persons on behalf of the registrant and in the capacities indicated:

Signature	Title

/s/ Kevin P. Clark	President, Chief Executive Officer & Director (Principal Executive Officer)
Kevin P. Clark

/s/ Joseph R. Massaro	Chief Financial Officer and Senior Vice President (Principal Financial Officer)
Joseph R. Massaro

/s/ Allan J. Brazier	Vice President and Chief Accounting Officer (Principal Accounting Officer)
Allan J. Brazier

/s/ Rajiv L. Gupta	Chairman of the Board of Directors
Rajiv L. Gupta

/s/ Joseph S. Cantie	Director
Joseph S. Cantie

/s/ Gary L. Cowger	Director
Gary L. Cowger

/s/ Nicholas M. Donofrio	Director
Nicholas M. Donofrio

/s/ Mark P. Frissora	Director
Mark P. Frissora

/s/ Sean O. Mahoney	Director
Sean O. Mahoney

/s/ Timothy M. Manganello	Director
Timothy M. Manganello

/s/ Ana G. Pinczuk	Director
Ana G. Pinczuk

/s/ Thomas W. Sidlik	Director
Thomas W. Sidlik

/s/ Bernd Wiedemann	Director
Bernd Wiedemann

/s/ Lawrence A. Zimmerman	Director
Lawrence A. Zimmerman