Form 10-Q
period 2017-03-31
Delphi Automotive PLC
filed 2017-05-03
CIK 1521332

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________________________________________________
FORM 10-Q
__________________________________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to             .
Commission file number: 001-35346
______________________________________________________________________________________
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
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒.		Accelerated filer	☐.
Non-accelerated filer	☐.	(Do not check if a smaller reporting company)	Smaller reporting company	☐.
			Emerging growth company	☐.
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐.
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐.    No  ☒.
The number of the registrant’s ordinary shares outstanding, $0.01 par value per share as of April 28, 2017, was 267,890,504.

DELPHI AUTOMOTIVE PLC

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
DELPHI AUTOMOTIVE PLC
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended March 31,
	2017	2016

	(in millions, except per share amounts)
Net sales	$4,292	$4,051
Operating expenses:
Cost of sales	3,445	3,262
Selling, general and administrative	288	277
Amortization	33	33
Restructuring (Note 7)	62	35
Total operating expenses	3,828	3,607
Operating income	464	444
Interest expense	(34)	(41)
Other (expense) income, net (Note 16)	(28)	1
Income from continuing operations before income taxes and equity income	402	404
Income tax expense	(61)	(75)
Income from continuing operations before equity income	341	329
Equity income, net of tax	11	6
Income from continuing operations	352	335
Income from discontinued operations, net of tax (Note 21)	—	108
Net income	352	443
Net income attributable to noncontrolling interest	17	18
Net income attributable to Delphi	$335	$425

Amounts attributable to Delphi:
Income from continuing operations	$335	$320
Income from discontinued operations	—	105
Net income	$335	$425

Basic net income per share:
Continuing operations	$1.24	$1.16
Discontinued operations	—	0.38
Basic net income per share attributable to Delphi	$1.24	$1.54
Weighted average number of basic shares outstanding	269.20	276.62

Diluted net income per share:
Continuing operations	$1.24	$1.15
Discontinued operations	—	0.38
Diluted net income per share attributable to Delphi	$1.24	$1.53
Weighted average number of diluted shares outstanding	269.54	277.04

Cash dividends declared per share	$0.29	$0.29
See notes to consolidated financial statements.

DELPHI AUTOMOTIVE PLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended March 31,
	2017	2016

	(in millions)
Net income	$352	$443
Other comprehensive income:
Currency translation adjustments	86	37
Net change in unrecognized gain on derivative instruments, net of tax (Note 14)	39	23
Employee benefit plans adjustment, net of tax	4	5
Other comprehensive income	129	65
Comprehensive income	481	508
Comprehensive income attributable to noncontrolling interests	18	19
Comprehensive income attributable to Delphi	$463	$489
See notes to consolidated financial statements.

DELPHI AUTOMOTIVE PLC
CONSOLIDATED BALANCE SHEETS

	March 31, 2017	December 31, 2016
	(Unaudited)

	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$547	$838
Restricted cash	1	1
Accounts receivable, net	3,132	2,938
Inventories (Note 3)	1,375	1,232
Other current assets (Note 4)	432	410
Total current assets	5,487	5,419
Long-term assets:
Property, net	3,569	3,515
Investments in affiliates	118	101
Intangible assets, net (Note 2)	1,244	1,240
Goodwill (Note 2)	1,557	1,508
Other long-term assets (Note 4)	522	509
Total long-term assets	7,010	6,873
Total assets	$12,497	$12,292
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt (Note 8)	$8	$12
Accounts payable	2,549	2,563
Accrued liabilities (Note 5)	1,535	1,573
Total current liabilities	4,092	4,148
Long-term liabilities:
Long-term debt (Note 8)	3,991	3,959
Pension benefit obligations	962	955
Other long-term liabilities (Note 5)	503	467
Total long-term liabilities	5,456	5,381
Total liabilities	9,548	9,529
Commitments and contingencies (Note 10)
Shareholders’ equity:
Preferred shares, $0.01 par value per share, 50,000,000 shares authorized, none issued and outstanding	—	—
Ordinary shares, $0.01 par value per share, 1,200,000,000 shares authorized, 267,867,177 and 269,789,959 issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	3	3
Additional paid-in-capital	1,606	1,633
Retained earnings	2,057	1,980
Accumulated other comprehensive loss (Note 13)	(1,087)	(1,215)
Total Delphi shareholders’ equity	2,579	2,401
Noncontrolling interest	370	362
Total shareholders’ equity	2,949	2,763
Total liabilities and shareholders’ equity	$12,497	$12,292
See notes to consolidated financial statements.

DELPHI AUTOMOTIVE PLC
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
	2017	2016

	(in millions)
Cash flows from operating activities:
Net income	$352	$443
Income from discontinued operations, net of tax	—	108
Income from continuing operations	352	335
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	142	129
Amortization	33	33
Amortization of deferred debt issuance costs	2	3
Restructuring expense, net of cash paid	4	5
Deferred income taxes	8	3
Pension and other postretirement benefit expenses	20	15
Income from equity method investments, net of dividends received	(11)	(6)
Loss on sale of assets	—	1
Share-based compensation	17	17
Changes in operating assets and liabilities:
Accounts receivable, net	(189)	(178)
Inventories	(143)	(105)
Other assets	(47)	(4)
Accounts payable	59	80
Accrued and other long-term liabilities	37	(41)
Other, net	25	—
Pension contributions	(19)	(19)
Net cash provided by operating activities from continuing operations	290	268
Net cash provided by operating activities from discontinued operations	—	—
Net cash provided by operating activities	290	268
Cash flows from investing activities:
Capital expenditures	(215)	(240)
Proceeds from sale of property / investments	—	1
Net proceeds from divestiture of discontinued operations	—	52
Cost of business acquisitions, net of cash acquired	(40)	(15)
Cost of technology investments	(15)	(3)
Settlement of derivatives	—	(15)
Net cash used in investing activities from continuing operations	(270)	(220)
Net cash used in investing activities from discontinued operations	—	(4)
Net cash used in investing activities	(270)	(224)
Cash flows from financing activities:
Net (repayments) proceeds under short-term debt agreements	(4)	321
Contingent consideration and deferred acquisition purchase price payments	(20)	—
Dividend payments of consolidated affiliates to minority shareholders	(10)	(12)
Repurchase of ordinary shares	(194)	(358)
Distribution of cash dividends	(78)	(80)
Taxes withheld and paid on employees' restricted share awards	(26)	(37)
Net cash used in financing activities	(332)	(166)
Effect of exchange rate fluctuations on cash and cash equivalents	21	6
Decrease in cash and cash equivalents	(291)	(116)
Cash and cash equivalents at beginning of the period	838	579
Cash and cash equivalents at end of the period	$547	$463
See notes to consolidated financial statements.

DELPHI AUTOMOTIVE PLC
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (Unaudited)

	Ordinary Shares
	Number of Shares	Amount	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Delphi Shareholders’ Equity	Noncontrolling Interest	Total Shareholders’ Equity

	(in millions)
Balance at January 1, 2017	270	$3	$1,633	$1,980	$(1,215)	$2,401	$362	$2,763
Net income	—	—	—	335	—	335	17	352
Other comprehensive income	—	—	—	—	128	128	1	129
Dividends on ordinary shares	—	—	1	(79)	—	(78)	—	(78)
Dividend payments of consolidated affiliates to minority shareholders	—	—	—	—	—	—	(10)	(10)
Taxes withheld on employees' restricted share award vestings	—	—	(31)	—	—	(31)	—	(31)
Repurchase of ordinary shares	(3)	—	(14)	(179)	—	(193)	—	(193)
Share-based compensation	1	—	17	—	—	17	—	17
Balance at March 31, 2017	268	$3	$1,606	$2,057	$(1,087)	$2,579	$370	$2,949
See notes to consolidated financial statements.

DELPHI AUTOMOTIVE PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
1. GENERAL
General and basis of presentation—“Delphi,” the “Company,” “we,” “us” and “our” refer to Delphi Automotive PLC, a public limited company which was formed under the laws of Jersey on May 19, 2011, together with its subsidiaries, including Delphi Automotive LLP, a limited liability partnership incorporated under the laws of England and Wales which was formed on August 19, 2009 for the purpose of acquiring certain assets of the former Delphi Corporation (the "Acquisition"), and became a subsidiary of Delphi Automotive PLC in connection with the completion of the Company’s initial public offering on November 22, 2011. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). All adjustments, consisting of only normal recurring items, which are necessary for a fair presentation, have been included. The consolidated financial statements and notes thereto included in this report should be read in conjunction with Delphi's 2016 Annual Report on Form 10-K.
Nature of operations—Delphi is a leading global technology company serving the automotive sector. Delphi designs and manufactures vehicle components and provides electrical and electronic, powertrain and safety technology solutions to the global automotive and commercial vehicle markets. Delphi operates manufacturing facilities and technical centers utilizing a regional service model that enables the Company to efficiently and effectively serve its global customers from low cost countries. In line with the long term growth in emerging markets, Delphi has been increasing its focus on these markets, particularly in China, where the Company has a major manufacturing base and strong customer relationships.

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
Investments in affiliates accounted for under the cost method totaled $41 million and $26 million as of March 31, 2017 and December 31, 2016, respectively, and are classified within other long-term assets in the consolidated balance sheet.
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
Intangible assets—Intangible assets were $1,244 million and $1,240 million as of March 31, 2017 and December 31, 2016, respectively. Delphi amortizes definite-lived intangible assets over their estimated useful lives. Delphi has definite-lived intangible assets related to patents and developed technology, customer relationships and trade names. Indefinite-lived in-process research and development intangible assets are not amortized, but are tested for impairment annually, or more frequently when indicators of potential impairment exist, until the completion or abandonment of the associated research and development efforts. The Company also has intangible assets related to acquired trade names that are classified as indefinite-lived when there are no foreseeable limits on the periods of time over which they are expected to contribute cash flows. These indefinite-lived trade name assets are tested for impairment annually, or more frequently when indicators of potential impairment exist. Costs to renew or extend the term of acquired intangible assets are recognized as expense as incurred. Amortization expense was $33 million and $33 million for the three months ended March 31, 2017 and 2016, respectively.
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
The impairment test involves first qualitatively assessing goodwill for impairment. If the qualitative assessment is not met the Company then performs a quantitative assessment by first comparing the estimated fair value of each reporting unit to its carrying value, including goodwill. Fair value reflects the price a market participant would be willing to pay in a potential sale of the reporting unit. If the estimated fair value exceeds carrying value, then we conclude that no goodwill impairment has occurred. If the carrying value of the reporting unit exceeds its estimated fair value, a second step is required to measure possible goodwill impairment loss. The second step includes hypothetically valuing the tangible and intangible assets and liabilities of the reporting unit as if the reporting unit had been acquired in a business combination. Then, the implied fair value of the reporting unit's goodwill is compared to the carrying value of that goodwill. If the carrying value of the reporting unit's goodwill exceeds the implied fair value of the goodwill, the Company recognizes an impairment loss in an amount equal to the excess, not to exceed the carrying value. There were no indicators of potential goodwill impairment during the three months ended March 31, 2017. Goodwill was $1,557 million and $1,508 million as of March 31, 2017 and December 31, 2016, respectively.
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
Customer concentrations—As reflected in the table below, combined net sales from continuing operations to General Motors Company ("GM") and Volkswagen Group ("VW"), Delphi's two largest customers, totaled approximately 22% and 21% of our total net sales for the three months ended March 31, 2017, and 2016 respectively.

	Percentage of Total Net Sales		Accounts and Other Receivables
	Three Months Ended March 31,		March 31, 2017	December 31, 2016
	2017	2016

			(in millions)
GM	14%	13%	$396	$370
VW	8%	8%	186	150
Retrospective changes—Prior period information has been reclassified as a result of the Company's adoption of Accounting Standards Update ("ASU") 2017-07, as defined and further described below, on a retrospective basis in 2017. In accordance with the adoption of this guidance, prior year amounts related to the components of net periodic pension and postretirement benefit cost other than service costs have been reclassified from cost of goods sold and selling, general and administrative expense to other expense within the consolidated statement of operations for all periods presented.
Recently adopted accounting pronouncements—Delphi adopted ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory, in the first quarter of 2017 on a prospective basis. This guidance requires an entity to measure inventory at the lower of cost and net realizable value, rather than at the lower of cost or market. The adoption of this guidance did not have a significant impact on Delphi's financial statements.
Delphi adopted ASU 2016-05, Derivatives and Hedging (Topic 815): Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships and ASU 2016-06, Derivatives and Hedging (Topic 815): Contingent Put and Call Options in Debt Instruments in the first quarter of 2017 on a prospective basis. ASU 2016-05 clarifies that a change in the counterparty to a derivative instrument that has been designated as a hedging instrument does not, in and of itself, require dedesignation of that hedging relationship provided that all other hedge accounting criteria continue to be met. ASU 2016-06 also clarifies the steps required to determine bifurcation of an embedded derivative. The adoption of this guidance did not have a significant impact on Delphi's financial statements.
Delphi adopted ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09") in the first quarter of 2017. This guidance contains multiple updates related to the accounting and financial statement presentation of share-based payment transactions. The provisions of ASU 2016-09 related to the timing of when excess tax benefits are recognized were adopted using a modified retrospective transition method by means of an immaterial cumulative-effect adjustment to equity as of January 1, 2017. On a prospective basis, excess tax benefits are recognized within income tax expense in the period in which the awards vest, as opposed to being recognized in additional paid-in capital when the deduction reduced taxes payable. Such excess tax benefits are classified as an operating activity within the consolidated statement of cash flows prospectively, as opposed to a financing activity. There was no change to the Company's historical presentation of minimum statutory withholdings as a financing activity within the consolidated statement of cash flows. The Company’s share-based compensation expense continues to reflect estimated forfeitures. The adoption of ASU 2016-09 did not materially impact the Company’s financial position, results of operations, equity or cash flows.

Delphi adopted ASU 2017-07, Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost ("ASU 2017-07") in the first quarter of 2017. ASU 2017-07 changes the presentation of net periodic pension and postretirement benefit cost in the income statement. Under the new guidance, employers present the service cost component of the net periodic benefit cost in the same income statement line items as other employee compensation costs for services rendered during the period. In addition, only the service cost component is eligible for capitalization as an asset. Employers present the other components of net periodic benefit cost separately from the income statement line items that include the service cost component, outside of operating income. The new guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted as of the beginning of an annual period. The new guidance related to the presentation of the components of net periodic benefit cost within the income statement is to be applied retrospectively. The new guidance limiting the capitalization of net periodic benefit cost in assets to the service cost component will be applied prospectively. As permitted, the Company elected to early adopt this guidance effective January 1, 2017, and has classified the components of net periodic pension and postretirement benefit cost other than service costs from cost of goods sold and selling, general and administrative expense to other expense within the consolidated statement of operations for all periods presented. The adoption of this guidance resulted in the reclassification of $3 million of net periodic benefit cost components other than service cost from operating expense to other expense for the three months ended March 31, 2016, and had no impact on net income attributable to Delphi. Approximately $7 million of net periodic benefit cost components other than service cost are included within other expense for the three months ended March 31, 2017. Refer to Note. 9. Pension Benefits for further detail of the components of net periodic benefit costs.
Recently issued accounting pronouncements not yet adopted—In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU 2014-09, Revenue from Contracts with Customers. This ASU supersedes most of the existing guidance on revenue recognition in Accounting Standards Codification ("ASC") Topic 605, Revenue Recognition and establishes a broad principle that would require an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this principle, an entity identifies the contract with a customer, identifies the separate performance obligations in the contract, determines the transaction price, allocates the transaction price to the separate performance obligations and recognizes revenue when each separate performance obligation is satisfied. The FASB has subsequently issued additional ASUs to clarify certain elements of the new revenue recognition guidance. The guidance is effective for fiscal years beginning after December 15, 2017 and is to be applied retrospectively using one of two transition methods at the entity's election. The full retrospective method requires companies to recast each prior reporting period presented as if the new guidance had always existed. Under the modified retrospective method, companies would recognize the cumulative effect of initially applying the standard as an adjustment to opening retained earnings at the date of initial application.
The Company has continued to monitor FASB activity related to the new standard, and has worked with various non-authoritative industry groups to assess certain interpretative issues and the associated implementation of the new standard. The Company has drafted its accounting policy for the new standard based on a detailed review of its business and contracts. Delphi currently anticipates the most significant potential impact of the implementation of the new standard relates to the Company's accounting for guaranteed reimbursements of certain pre-production engineering, development and tooling costs related to products manufactured for our customers under long-term supply agreements. Under the current applicable guidance, such reimbursements from customers are recorded as cost offsets; whereas under the new standard such guaranteed recoveries may be recognized as revenues, as the reimbursements specified in the customer contracts may represent consideration from contracts with customers under the new standard. There continues to be on-going dialogue between industry groups and standard setters regarding the treatment of these reimbursements under the new standard. While the Company continues to assess all potential impacts of the new standard, we do not currently expect that the adoption of the new revenue standard will have a material impact on our revenues, results of operations or financial position. The Company plans to adopt the new revenue standard effective January 1, 2018. The Company has not yet selected a transition method and continues to evaluate the effect of the standard on our ongoing financial reporting and implementation approach.
In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. This guidance makes targeted improvements to existing U.S. GAAP for financial instruments, including requiring equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income as opposed to other comprehensive income; requiring entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; requiring separate presentation of financial assets and financial liabilities by measurement category and form of financial asset; and requiring entities to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk (also referred to as “own credit”) when the organization has elected to measure the liability at fair value in accordance with the fair value option. The new guidance is effective for public companies for fiscal years beginning after

December 15, 2017 by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. Early adoption of the own credit provision is permitted. The Company is currently evaluating the impact that the adoption of this guidance will have on its consolidated financial statements; however, based on the nature of financial instruments held by Delphi as of March 31, 2017, the Company does not currently expect that the adoption of ASU 2016-01 will have a material impact on its financial position, results of operations or cash flows. The Company will continue to evaluate any changes in its investments or market conditions, and the related potential impacts of the adoption of ASU 2016-01.
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
In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This guidance simplifies how an entity is required to test goodwill for impairment by eliminating step two from the goodwill impairment test, which measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount. Under the new guidance, if a reporting unit’s carrying amount exceeds its fair value, an entity will record an impairment charge based on that difference. The impairment charge will be limited to the amount of goodwill allocated to that reporting unit. The standard will be applied prospectively and is effective for annual and interim impairment tests performed in periods beginning after December 15, 2019. Early adoption is permitted. The Company is currently evaluating the impact of adopting this standard on its financial statements, but does not anticipate a material impact. As this standard is prospective in nature, the impact to Delphi's financial statements of not performing a step two in order to measure the amount of any potential goodwill impairment will depend on various factors associated with the Company's assessment of goodwill for impairment in those future periods.

3. INVENTORIES
Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or net realizable value, including direct material costs and direct and indirect manufacturing costs. A summary of inventories is shown below:

	March 31, 2017	December 31, 2016

	(in millions)
Productive material	$739	$649
Work-in-process	118	113
Finished goods	518	470
Total	$1,375	$1,232

4. ASSETS
Other current assets consisted of the following:

	March 31, 2017	December 31, 2016

	(in millions)
Value added tax receivable	$196	$192
Prepaid insurance and other expenses	69	66
Reimbursable engineering costs	57	63
Notes receivable	27	43
Income and other taxes receivable	55	26
Deposits to vendors	9	8
Derivative financial instruments (Note 14)	19	11
Other	—	1
Total	$432	$410
Other long-term assets consisted of the following:

	March 31, 2017	December 31, 2016

	(in millions)
Deferred income taxes, net	$256	$283
Unamortized Revolving Credit Facility debt issuance costs (Note 8)	9	10
Income and other taxes receivable	62	56
Reimbursable engineering costs	34	26
Value added tax receivable	35	33
Cost method investments	41	26
Derivative financial instruments (Note 14)	13	8
Other	72	67
Total	$522	$509

5. LIABILITIES
Accrued liabilities consisted of the following:

	March 31, 2017	December 31, 2016

	(in millions)
Payroll-related obligations	$246	$233
Employee benefits, including current pension obligations	54	106
Reserve for Unsecured Creditors litigation (Note 10)	327	300
Income and other taxes payable	190	188
Warranty obligations (Note 6)	136	102
Restructuring (Note 7)	129	153
Customer deposits	36	30
Derivative financial instruments (Note 14)	15	45
Accrued interest	27	40
Other	375	376
Total	$1,535	$1,573
Other long-term liabilities consisted of the following:

	March 31, 2017	December 31, 2016

	(in millions)
Environmental (Note 10)	$6	$5
Extended disability benefits	8	8
Warranty obligations (Note 6)	55	59
Restructuring (Note 7)	76	45
Payroll-related obligations	9	9
Accrued income taxes	136	125
Deferred income taxes, net	162	158
Derivative financial instruments (Note 14)	1	11
Other	50	47
Total	$503	$467

6. WARRANTY OBLIGATIONS
Expected warranty costs for products sold are recognized principally at the time of sale of the product based on an estimate of the amount that eventually will be required to settle such obligations. These accruals are based on factors such as past experience, production changes, industry developments and various other considerations. The estimated costs related to product recalls based on a formal campaign soliciting return of that product are accrued at the time an obligation becomes probable and can be reasonably estimated. These estimates are adjusted from time to time based on facts and circumstances that impact the status of existing claims. Delphi has recognized its best estimate for its total aggregate warranty reserves, including product recall costs, across all of its operating segments as of March 31, 2017. The Company estimates the reasonably possible amount to ultimately resolve all matters in excess of the recorded reserves as of March 31, 2017 to be zero to $30 million.

The table below summarizes the activity in the product warranty liability for the three months ended March 31, 2017:

Warranty Obligations

(in millions)
Accrual balance at beginning of period	$161
Provision for estimated warranties incurred during the period	28
Changes in estimate for pre-existing warranties	49
Settlements made during the period (in cash or in kind)	(49)
Foreign currency translation and other	2
Accrual balance at end of period	$191
In September 2016, one of the Company's OEM customers initiated a recall to enhance airbag deployment systems in certain vehicles. Delphi's Electronics and Safety segment had supplied sensors and related control modules for the airbags in the affected vehicles. During the three months ended March 31, 2017, Delphi reached an agreement with its customer related to this matter. In addition to the Company's previously recorded reserve estimate, Delphi recognized an incremental $43 million of warranty expense within cost of sales during the three months ended March 31, 2017 related to this matter.

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
As part of Delphi's continued efforts to optimize its cost structure, it has undertaken several restructuring programs which include workforce reductions as well as plant closures. These programs are primarily focused on the continued rotation of our manufacturing footprint to low cost locations in Europe and on reducing global overhead costs. The Company recorded employee-related and other restructuring charges related to these programs totaling approximately $62 million and $35 million during the three months ended March 31, 2017 and 2016, respectively.
The charges recorded during the three months ended March 31, 2017 included the recognition of approximately $36 million of employee-related and other costs related to the initiation of a program to close a Western European Electronics and Safety manufacturing site, pursuant to the Company's on-going European footprint rotation strategy. Cash payments for this restructuring action are expected to be principally completed by 2019.
Restructuring expenses incurred in the three months ended March 31, 2016 were primarily related to on-going restructuring programs, which included workforce reductions as well as plant closures, that were focused on the rotation of our manufacturing footprint to low cost locations in Europe, as well as aligning manufacturing capacity with the automotive production levels in South America.
Restructuring charges for employee separation and termination benefits are paid either over the severance period or in a lump sum in accordance with either statutory requirements or individual agreements. Delphi incurred cash expenditures related to its restructuring programs of approximately $58 million and $30 million in the three months ended March 31, 2017 and 2016, respectively.
The following table summarizes the restructuring charges recorded for the three months ended March 31, 2017 and 2016 by operating segment:

	Three Months Ended March 31,
	2017	2016

	(in millions)
Electrical/Electronic Architecture	$13	$18
Powertrain Systems	10	9
Electronics and Safety	39	8
Total	$62	$35

The table below summarizes the activity in the restructuring liability for the three months ended March 31, 2017:

	Employee Termination Benefits Liability	Other Exit Costs Liability	Total

	(in millions)
Accrual balance at January 1, 2017	$193	$5	$198
Provision for estimated expenses incurred during the period	62	—	62
Payments made during the period	(56)	(2)	(58)
Foreign currency and other	4	(1)	3
Accrual balance at March 31, 2017	$203	$2	$205

8. DEBT
The following is a summary of debt outstanding, net of unamortized issuance costs and discounts, as of March 31, 2017 and December 31, 2016, respectively:

	March 31, 2017	December 31, 2016

	(in millions)
3.15%, senior notes, due 2020 (net of $3 and $3 unamortized issuance costs and $1 and $1 discount, respectively)	$646	$646
4.15%, senior notes, due 2024 (net of $4 and $4 unamortized issuance costs and $2 and $2 discount, respectively)	694	694
1.50%, Euro-denominated senior notes, due 2025 (net of $4 and $4 unamortized issuance costs and $3 and $3 discount, respectively)	747	729
4.25%, senior notes, due 2026 (net of $4 and $4 unamortized issuance costs, respectively)	646	646
1.60%, Euro-denominated senior notes, due 2028 (net of $4 and $4 unamortized issuance costs and $0 and $1 discount, respectively)	534	521
4.40%, senior notes, due 2046 (net of $3 and $3 unamortized issuance costs and $2 and $2 discount, respectively)	295	295
Tranche A Term Loan, due 2021 (net of $2 and $2 unamortized issuance costs, respectively)	398	398
Capital leases and other	39	42
Total debt	3,999	3,971
Less: current portion	(8)	(12)
Long-term debt	$3,991	$3,959
Credit Agreement
Delphi Automotive PLC and its wholly-owned subsidiary Delphi Corporation entered into a credit agreement (the "Credit Agreement") with JPMorgan Chase Bank, N.A., as administrative agent (the "Administrative Agent"), under which it maintains senior secured credit facilities currently consisting of a term loan (the “Tranche A Term Loan”) and a revolving credit facility of $2.0 billion (the “Revolving Credit Facility”). The Credit Agreement was entered into in March 2011 and has been subsequently amended and restated on several occasions, most recently on August 17, 2016. The 2016 amendment extended the maturity of the Revolving Credit Facility and the Tranche A Term Loan from 2018 to 2021, increased the capacity of the Revolving Credit Facility from $1.5 billion to $2.0 billion and permitted Delphi Automotive PLC to act as a borrower on the Revolving Credit Facility. A loss on debt extinguishment of $3 million was recorded within other income (expense), net in the consolidated statement of operations during the third quarter of 2016 in conjunction with the 2016 amendment.
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

As of March 31, 2017, there were no amounts drawn on the Revolving Credit Facility and approximately $7 million in letters of credit issued under the Credit Agreement. Letters of credit issued under the Credit Agreement reduce availability under the Revolving Credit Facility.
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

	March 31, 2017		December 31, 2016
	LIBOR plus	ABR plus	LIBOR plus	ABR plus
Revolving Credit Facility	1.10%	0.10%	1.10%	0.10%
Tranche A Term Loan	1.25%	0.25%	1.25%	0.25%
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
The interest rate period with respect to LIBOR interest rate options can be set at one-, two-, three-, or six-months as selected by Delphi in accordance with the terms of the Credit Agreement (or other period as may be agreed by the applicable lenders). Delphi may elect to change the selected interest rate option in accordance with the provisions of the Credit Agreement. As of March 31, 2017, Delphi selected the one-month LIBOR interest rate option on the Tranche A Term Loan, and the rate effective as of March 31, 2017, as detailed in the table below, was based on the Company's current credit rating and the Applicable Rate for the Credit Agreement:

		Borrowings as of
		March 31, 2017	Rate effective as of
	Applicable Rate	(in millions)	March 31, 2017
Tranche A Term Loan	LIBOR plus 1.25%	$400	2.25%
Borrowings under the Credit Agreement are prepayable at Delphi's option without premium or penalty.
The Credit Agreement contains certain covenants that limit, among other things, the Company’s (and the Company’s subsidiaries’) ability to incur certain additional indebtedness or liens or to dispose of substantially all of its assets. In addition, the Credit Agreement requires that the Company maintain a consolidated leverage ratio (the ratio of Consolidated Total Indebtedness to Consolidated EBITDA, each as defined in the Credit Agreement) of less than 3.50 to 1.0. The Credit Agreement also contains events of default customary for financings of this type. The Company was in compliance with the Credit Agreement covenants as of March 31, 2017.
As of March 31, 2017, all obligations under the Credit Agreement were borrowed by Delphi Corporation and jointly and severally guaranteed by its direct and indirect parent companies, subject to certain exceptions set forth in the Credit Agreement. Refer to Note 19. Supplemental Guarantor and Non-Guarantor Condensed Consolidating Financial Statements for additional information.
Senior Unsecured Notes
On February 14, 2013, Delphi Corporation issued $800 million of 5.00% senior unsecured notes due 2023 (the “2013 Senior Notes”) in a transaction registered under Rule 144A and Regulation S of the Securities Act of 1933 (the “Securities Act”). The proceeds were primarily utilized to prepay our term loan indebtedness under the Credit Agreement. Delphi paid approximately $12 million of issuance costs in connection with the 2013 Senior Notes. Interest was payable semi-annually on February 15 and August 15 of each year to holders of record at the close of business on February 1 or August 1 immediately preceding the interest payment date. In September 2016, Delphi redeemed for cash the entire $800 million aggregate principal amount outstanding of the 2013 Senior Notes, primarily financed by the proceeds from the issuance of the 2016 Euro-denominated Senior Notes and the 2016 Senior Notes, each as defined below. As a result of the redemption of the 2013 Senior Notes, Delphi recognized a loss on debt extinguishment of approximately $70 million during the third quarter of 2016 within other income (expense), net in the consolidated statement of operations.
On March 3, 2014, Delphi Corporation issued $700 million in aggregate principal amount of 4.15% senior unsecured notes due 2024 (the “2014 Senior Notes”) in a transaction registered under the Securities Act. The 2014 Senior Notes were priced at 99.649% of par, resulting in a yield to maturity of 4.193%. The proceeds were primarily utilized to redeem $500 million of 5.875% senior unsecured notes due 2019 and to repay a portion of the Tranche A Term Loan. Delphi paid approximately $6 million of issuance costs in connection with the 2014 Senior Notes. Interest is payable semi-annually on March 15 and September 15 of each year to holders of record at the close of business on March 1 or September 1 immediately preceding the interest payment date.
On March 10, 2015, Delphi Automotive PLC issued €700 million in aggregate principal amount of 1.50% Euro-denominated senior unsecured notes due 2025 (the “2015 Euro-denominated Senior Notes”) in a transaction registered under the Securities Act. The 2015 Euro-denominated Senior Notes were priced at 99.54% of par, resulting in a yield to maturity of 1.55%. The proceeds were primarily utilized to redeem $500 million of 6.125% senior unsecured notes due 2021, and to fund growth initiatives, such as acquisitions, and share repurchases. Delphi incurred approximately $5 million of issuance costs in connection with the 2015 Euro-denominated Senior Notes. Interest is payable annually on March 10. The Company has designated the 2015 Euro-denominated Senior Notes as a net investment hedge of the foreign currency exposure of its investments in certain Euro-denominated wholly-owned subsidiaries. Refer to Note. 14. Derivatives and Hedging Activities for further information.
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
Although the specific terms of each indenture governing each series of senior notes vary, the indentures contain certain restrictive covenants, including with respect to Delphi's (and Delphi's subsidiaries) ability to incur liens, enter into sale and leaseback transactions and merge with or into other entities. As of March 31, 2017, the Company was in compliance with the provisions of all series of the outstanding senior notes.
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

Other Financing
Receivable factoring—Delphi maintains a €400 million European accounts receivable factoring facility, of which €350 million is available on a committed basis. This facility is accounted for as short-term debt and borrowings are subject to the availability of eligible accounts receivable. Collateral is not required related to these trade accounts receivable. This program matures on August 31, 2017, and will automatically renew on a non-committed, indefinite basis unless terminated by either party. Borrowings bear interest at LIBOR plus 1.05% for borrowings denominated in pounds sterling and Euro Interbank Offered Rate ("EURIBOR") plus 0.80% for borrowings denominated in Euros. No amounts were outstanding on the European accounts receivable factoring facility as of March 31, 2017 or December 31, 2016.
The Company has entered into arrangements with various financial institutions to sell eligible trade receivables from certain aftermarket customers in North America. These arrangements can be terminated at any time subject to prior written notice. The receivables under these arrangements are sold without recourse to the Company and are therefore accounted for as true sales. During the three months ended March 31, 2017 and March 31, 2016, $16 million and $32 million of receivables were sold under these arrangements, and expenses of less than $1 million and $1 million, respectively, were recognized within interest expense.
Capital leases and other—As of March 31, 2017 and December 31, 2016, approximately $39 million and $42 million, respectively, of other debt issued by certain non-U.S. subsidiaries and capital lease obligations was outstanding.
Interest—Cash paid for interest related to debt outstanding totaled $45 million and $52 million for the three months ended March 31, 2017 and 2016, respectively.

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
The amounts shown below reflect the defined benefit pension expense for the three months ended March 31, 2017 and 2016:

	Non-U.S. Plans		U.S. Plans

	Three Months Ended March 31,
	2017	2016	2017	2016

	(in millions)
Service cost	$12	$12	$—	$—
Interest cost	15	17	—	—
Expected return on plan assets	(17)	(18)	—	—
Amortization of actuarial losses	9	4	—	—
Net periodic benefit cost	$19	$15	$—	$—
As described in Note 2. Significant Accounting Policies, during the first quarter of 2017, the Company elected to early adopt ASU 2017-07. As a result, service costs are classified as employee compensation costs within cost of sales and selling, general and administrative expense within the consolidated statement of operations. All other components of net periodic benefit cost are classified within other expense for all periods presented.
Other postretirement benefit obligations were approximately $5 million and $5 million at March 31, 2017 and December 31, 2016, respectively.

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
In May 2016, the Bankruptcy Court initially denied both parties' motions for summary judgment, requiring further submissions to the Bankruptcy Court regarding the parties' intent with respect to the redemptions of the GM and PBGC membership interests. On January 12, 2017, the Bankruptcy Court granted summary judgment in favor of the plaintiffs, ruling that the membership interest redemption payments qualified as distributions, which, along with share repurchases and dividend payments made by Delphi, count toward the $7.2 billion threshold, and thus the $300 million maximum distribution for general unsecured claims has been triggered. In connection with the January 2017 ruling, the Company recorded a reserve of $300 million in the fourth quarter of 2016. The reserve was recorded to other expense in the consolidated statement of operations, and resulted in a corresponding reduction in earnings per diluted share of approximately $1.10 for the year ended December 31, 2016. In March 2017, the Bankruptcy Court issued a ruling on the application of pre-judgment interest owed on the amount of the distribution to be made to the holders of general unsecured claims. Pursuant to this ruling, Delphi recorded an additional reserve of $27 million during the three months ended March 31, 2017.
Subsequently, in May 2017, Delphi and the plaintiffs reached an agreement in principle to settle this matter for $310 million, on terms that are subject to documentation and approval of the Bankruptcy Court.
Brazil Matters
Delphi conducts business operations in Brazil that are subject to the Brazilian federal labor, social security, environmental, tax and customs laws, as well as a variety of state and local laws. While Delphi believes it complies with such laws, they are complex, subject to varying interpretations, and the Company is often engaged in litigation with government agencies regarding the application of these laws to particular circumstances. As of March 31, 2017, the majority of claims asserted against Delphi in Brazil relate to such litigation. The remaining claims in Brazil relate to commercial and labor litigation with private parties. As of March 31, 2017, claims totaling approximately $205 million (using March 31, 2017 foreign currency rates) have been asserted against Delphi in Brazil. As of March 31, 2017, the Company maintains accruals for these asserted claims of $35 million (using March 31, 2017 foreign currency rates). The amounts accrued represent claims that are deemed probable of loss and are reasonably estimable based on the Company’s analyses and assessment of the asserted claims and prior experience with similar matters. While the Company believes its accruals are adequate, the final amounts required to resolve these matters could differ materially from the Company’s recorded estimates and Delphi’s results of operations could be materially affected. The Company estimates the reasonably possible loss in excess of the amounts accrued related to these claims to be zero to $170 million.
Environmental Matters
Delphi is subject to the requirements of U.S. federal, state, local and non-U.S. environmental and safety and health laws and regulations. As of March 31, 2017 and December 31, 2016, the undiscounted reserve for environmental investigation and remediation was approximately $7 million (of which $1 million was recorded in accrued liabilities and $6 million was recorded in other long-term liabilities) and $6 million (of which $1 million was recorded in accrued liabilities and $5 million was recorded in other long-term liabilities), respectively. Delphi cannot ensure that environmental requirements will not change or become more stringent over time or that its eventual environmental remediation costs and liabilities will not exceed the amount of its current reserves. In the event that such liabilities were to significantly exceed the amounts recorded, Delphi’s results of operations could be materially affected. At March 31, 2017, the difference between the recorded liabilities and the reasonably possible range of potential loss was not material.

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
The Company's income tax expense and effective tax rate for the three months ended March 31, 2017 and 2016 were as follows:

	Three Months Ended March 31,
	2017	2016

	(dollars in millions)
Income tax expense	$61	$75
Effective tax rate	15%	19%
The Company’s tax rate is affected by the fact that its parent entity is a U.K. resident taxpayer, the tax rates in the U.K. and other jurisdictions in which the Company operates, the relative amount of income earned by jurisdiction and the relative amount of losses or income for which no tax benefit or expense was recognized due to a valuation allowance. The Company’s effective tax rate was impacted by favorable changes in geographic income mix in 2017 as compared to 2016 primarily due to changes in the underlying business operations, and the receipt of certain tax incentives and holidays that reduced the effective tax rate for certain subsidiaries below the statutory rate.
The Company’s effective tax rate for the three months ended March 31, 2017 also includes a net discrete tax benefit of $8 million, primarily related to provision-to-return adjustments, net of related changes in valuation allowances and reserves. The effective tax rate for the three months ended March 31, 2016 includes net discrete tax expense of $5 million, primarily related to provision to return adjustments.
Delphi Automotive PLC is a U.K. resident taxpayer and not a domestic corporation for U.S. federal income tax purposes, and as such is not subject to U.S. tax, and generally not subject to U.K. tax on remitted foreign earnings.
Cash paid or withheld for income taxes was $69 million and $83 million for the three months ended March 31, 2017 and 2016 respectively.

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
Weighted Average Shares
The following table illustrates net income per share attributable to Delphi and the weighted average shares outstanding used in calculating basic and diluted income per share:

	Three Months Ended March 31,
	2017	2016

	(in millions, except per share data)
Numerator:
Income from continuing operations	$335	$320
Income from discontinued operations	—	105
Net income attributable to Delphi	$335	$425
Denominator:
Weighted average ordinary shares outstanding, basic	269.20	276.62
Dilutive shares related to restricted stock units ("RSUs")	0.34	0.42
Weighted average ordinary shares outstanding, including dilutive shares	269.54	277.04

Basic net income per share:
Continuing operations	$1.24	$1.16
Discontinued operations	—	0.38
Basic net income per share attributable to Delphi	$1.24	$1.54
Diluted net income per share:
Continuing operations	$1.24	$1.15
Discontinued operations	—	0.38
Diluted net income per share attributable to Delphi	$1.24	$1.53
Anti-dilutive securities share impact	—	—
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
A summary of the ordinary shares repurchased during the three months ended March 31, 2017 and 2016 is as follows:

	Three Months Ended March 31,
	2017	2016
Total number of shares repurchased	2,555,703	5,598,216
Average price paid per share	$75.52	$66.03
Total (in millions)	$193	$370

As of March 31, 2017, approximately $1,179 million of share repurchases remained available under the April 2016 share repurchase program. All repurchased shares were retired, and are reflected as a reduction of ordinary share capital for the par value of the shares, with the excess applied as reductions to additional paid-in-capital and retained earnings.
Dividends
The Company has declared and paid cash dividends per ordinary share during the periods presented as follows:

	Dividend	Amount
	Per Share	(in millions)
2017:
First quarter	$0.29	$78
Total	$0.29	$78
2016:
Fourth quarter	$0.29	$79
Third quarter	0.29	79
Second quarter	0.29	79
First quarter	0.29	80
Total	$1.16	$317
In addition, in April 2017, the Board of Directors declared a regular quarterly cash dividend of $0.29 per ordinary share, payable May 24, 2017 to shareholders of record at the close of business on May 10, 2017.
Other
Prior to the completion of the initial public offering on November 22, 2011, net income and other changes to membership interests were allocated to the respective outstanding classes based on the cumulative distribution provisions of the Fourth LLP Agreement.
Under the terms of the Fourth LLP Agreement, if cumulative distributions to the members of Delphi Automotive LLP under certain provisions of the Fourth LLP Agreement exceed $7.2 billion, Delphi, as disbursing agent on behalf of DPHH, is required to pay to the holders of allowed general unsecured claims against DPHH $32.50 for every $67.50 in excess of $7.2 billion distributed to the members, up to a maximum amount of $300 million. This contingency was considered probable of occurring as of March 31, 2017 and accordingly, a reserve of $327 million was recorded, which included interest assessed on the amount of the distribution to be made to the holders of general unsecured claims. As further described in Note 10. Commitments and Contingencies, in May 2017 Delphi and the plaintiffs reached an agreement in principle to settle this matter.

13. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The changes in accumulated other comprehensive income (loss) attributable to Delphi (net of tax) for the three months ended March 31, 2017 and 2016 are shown below. Prior period other comprehensive income includes activity relating to discontinued operations.

	Three Months Ended March 31,
	2017	2016

	(in millions)
Foreign currency translation adjustments:
Balance at beginning of period	$(799)	$(661)
Aggregate adjustment for the period (1)	85	36
Balance at end of period	(714)	(625)

Gains (losses) on derivatives:
Balance at beginning of period	$(11)	$(106)
Other comprehensive income (loss) before reclassifications (net tax effect of $15 and $2)	26	(6)
Reclassification to income (net tax effect of $9 and $9)	13	29
Balance at end of period	28	(83)

Pension and postretirement plans:
Balance at beginning of period	$(405)	$(266)
Other comprehensive income before reclassifications (net tax effect of $3 and $1)	(3)	2
Reclassification to income (net tax effect of $2 and $0)	7	3
Balance at end of period	(401)	(261)

Accumulated other comprehensive loss, end of period	$(1,087)	$(969)

(1)
Includes losses of $30 million and $25 million for the three months ended March 31, 2017 and March 31, 2016, respectively, related to non-derivative net investment hedges, principally offset by the foreign currency impact of intra-entity loans that are of a long-term investment nature in each period. Refer to Note 14. Derivatives and Hedging Activities for further description of these hedges.

Reclassifications from accumulated other comprehensive income to income for the three months ended March 31, 2017 and 2016 were as follows:

Reclassification Out of Accumulated Other Comprehensive Income
Details About Accumulated Other Comprehensive Income Components	Three Months Ended March 31,		Affected Line Item in the Statement of Operations
	2017	2016

	(in millions)
Gains (losses) on derivatives:
Commodity derivatives	$1	$(14)	Cost of sales
Foreign currency derivatives	(23)	(24)	Cost of sales
	(22)	(38)	Income before income taxes
	9	9	Income tax expense
	(13)	(29)	Net income
	—	—	Net income attributable to noncontrolling interest
	$(13)	$(29)	Net income attributable to Delphi

Pension and postretirement plans:
Actuarial losses	$(9)	$(3)	Other expense (1)
	(9)	(3)	Income before income taxes
	2	—	Income tax expense
	(7)	(3)	Net income
	—	—	Net income attributable to noncontrolling interest
	$(7)	$(3)	Net income attributable to Delphi

Total reclassifications for the period	$(20)	$(32)

(1)	These accumulated other comprehensive loss components are components of net periodic pension cost (see Note 9. Pension Benefits for additional details).

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
As of March 31, 2017, the Company had the following outstanding notional amounts related to commodity and foreign currency forward contracts designated as cash flow hedges that were entered into to hedge forecasted exposures:

Commodity	Quantity Hedged	Unit of Measure	Notional Amount (Approximate USD Equivalent)

	(in thousands)		(in millions)
Copper	56,681	pounds	$150

Foreign Currency	Quantity Hedged	Unit of Measure	Notional Amount (Approximate USD Equivalent)

	(in millions)
Mexican Peso	9,362	MXN	$500
Chinese Yuan Renminbi	3,054	RMB	445
Polish Zloty	292	PLN	75
New Turkish Lira	219	TRY	60
Euro	39	EUR	40
Hungarian Forint	8,299	HUF	30
As of March 31, 2017, Delphi has entered into derivative instruments to hedge cash flows extending out to March 2019.
Gains and losses on derivatives qualifying as cash flow hedges are recorded in accumulated other comprehensive income ("OCI"), to the extent that hedges are effective, until the underlying transactions are recognized in earnings. Unrealized amounts in accumulated OCI will fluctuate based on changes in the fair value of hedge derivative contracts at each reporting period. Gains on cash flow hedges included in accumulated OCI as of March 31, 2017 were approximately $23 million (approximately $21 million, net of tax). Of this total, approximately $11 million are expected to be included in cost of sales within the next 12 months and $12 million are expected to be included in cost of sales in subsequent periods. Cash flow hedges are discontinued when Delphi determines it is no longer probable that the originally forecasted transactions will occur. The amount included in cost of sales related to cash flow hedge ineffectiveness was insignificant for the three months ended March 31, 2017 and 2016. Cash flows from derivatives used to manage commodity and foreign exchange risks are classified as operating activities within the consolidated statement of cash flows.
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
The Company has designated the €700 million 2015 Euro-denominated Senior Notes and the €500 million 2016 Euro-denominated Senior Notes, as more fully described in Note 8. Debt, as net investment hedges of the foreign currency exposure of its investments in certain Euro-denominated subsidiaries. Due to changes in the value of the Euro-denominated debt instruments designated as net investment hedges, during the three months ended March 31, 2017 and 2016, $30 million and $25 million, respectively, of losses were recognized within the cumulative translation adjustment component of OCI. Cumulative gains included in accumulated OCI on these net investment hedges were $30 million as of March 31, 2017 and $60 million as of December 31, 2016. There were no amounts reclassified or recognized for ineffectiveness during the three months ended March 31, 2017 or 2016.
Derivatives Not Designated as Hedges
The Company enters into certain foreign currency and commodity contracts that are not designated as hedges. When hedge accounting is not applied to derivative contracts, gains and losses are recorded to other income (expense), net and cost of sales in the consolidated statement of operations.
As more fully disclosed in Note 17. Acquisitions and Divestitures, on July 30, 2015, Delphi made a recommended offer to acquire HellermannTyton. In conjunction with the acquisition, in August 2015, the Company entered into option contracts with notional amounts totaling £917 million to hedge portions of the currency risk associated with the cash payment for the acquisition at a cost of $15 million. Subsequently, in conjunction with the closing of the acquisition, Delphi entered into offsetting option contracts. Pursuant to the requirements of ASC 815, Derivatives and Hedging, the options did not qualify as hedges for accounting purposes. The Company paid $15 million to settle these options during the three months ended March 31, 2016, which is reflected within investing activities in the consolidated statement of cash flows.
Fair Value of Derivative Instruments in the Balance Sheet
The fair value of derivative financial instruments recorded in the consolidated balance sheets as of March 31, 2017 and December 31, 2016 are as follows:

	Asset Derivatives		Liability Derivatives		Net Amounts of Assets and (Liabilities) Presented in the Balance Sheet
	Balance Sheet Location	March 31, 2017	Balance Sheet Location	March 31, 2017	March 31, 2017

	(in millions)
Derivatives designated as cash flow hedges:
Commodity derivatives	Other current assets	$14	Accrued liabilities	$—
Foreign currency derivatives*	Other current assets	5	Other current assets	—	$5
Foreign currency derivatives*	Accrued liabilities	4	Accrued liabilities	10	(6)
Commodity derivatives	Other long-term assets	4	Other long-term liabilities	—
Foreign currency derivatives*	Other long-term assets	9	Other long-term assets	—	9
Foreign currency derivatives*	Other long-term liabilities	—	Other long-term liabilities	1	(1)
Derivatives designated as net investment hedges:
Foreign currency derivatives	Other current assets	$—	Accrued liabilities	$9
Total derivatives designated as hedges		$36		$20

	Asset Derivatives		Liability Derivatives		Net Amounts of Assets and (Liabilities) Presented in the Balance Sheet
	Balance Sheet Location	December 31, 2016	Balance Sheet Location	December 31, 2016	December 31, 2016

	(in millions)
Derivatives designated as cash flow hedges:
Commodity derivatives	Other current assets	$7	Accrued liabilities	$—
Foreign currency derivatives*	Other current assets	6	Other current assets	3	$3
Foreign currency derivatives*	Accrued liabilities	9	Accrued liabilities	55	(46)
Commodity derivatives	Other long-term assets	4	Other long-term liabilities	—
Foreign currency derivatives*	Other long-term assets	8	Other long-term assets	4	4
Foreign currency derivatives*	Other long-term liabilities	—	Other long-term liabilities	11	(11)
Derivatives designated as net investment hedges:
Foreign currency derivatives	Other current assets	$2	Accrued liabilities	$—
Total derivatives designated as hedges		$36		$73

Derivatives not designated:
Foreign currency derivatives*	Other current assets	$—	Other current assets	$1	(1)
Foreign currency derivatives*	Accrued liabilities	2	Accrued liabilities	1	1
Total derivatives not designated as hedges		$2		$2
* Derivative instruments within this category are subject to master netting arrangements and are presented on a net basis in the consolidated balance sheets in accordance with accounting guidance related to the offsetting of amounts related to certain contracts.
The fair value of Delphi’s derivative financial instruments was in a net asset position as of March 31, 2017 and a net liability position as of December 31, 2016.
Effect of Derivatives on the Statement of Operations and Statement of Comprehensive Income
The pre-tax effect of derivative financial instruments in the consolidated statement of operations and consolidated statement of comprehensive income for the three months ended March 31, 2017 is as follows:

Three Months Ended March 31, 2017	Gain (loss) Recognized in OCI (Effective Portion)	Gain (loss) Reclassified from OCI into Income (Effective Portion)	Gain Recognized in Income (Ineffective Portion Excluded from Effectiveness Testing)

	(in millions)
Derivatives designated as cash flow hedges:
Commodity derivatives	$9	$1	$—
Foreign currency derivatives	42	(23)	—
Derivatives designated as net investment hedges:
Foreign currency derivatives	(10)	—	—
Total	$41	$(22)	$—

Loss Recognized in Income

(in millions)
Derivatives not designated:
Foreign currency derivatives	$(4)
Total	$(4)

The pre-tax effect of derivative financial instruments in the consolidated statement of operations and consolidated statement of comprehensive income for the three months ended March 31, 2016 is as follows:

Three Months Ended March 31, 2016	Gain (loss) Recognized in OCI (Effective Portion)	Loss Reclassified from OCI into Income (Effective Portion)	Gain Recognized in Income (Ineffective Portion Excluded from Effectiveness Testing)

	(in millions)
Derivatives designated as cash flow hedges:
Commodity derivatives	$3	$(14)	$—
Foreign currency derivatives	(6)	(24)	—
Derivatives designated as net investment hedges:
Foreign currency derivatives	(5)	—	—
Total	$(8)	$(38)	$—

Loss Recognized in Income

(in millions)
Derivatives not designated:
Foreign currency derivatives	$(2)
Total	$(2)
The gain or loss reclassified from OCI into income for the effective portion of designated derivative instruments and the gain or loss recognized in income for the ineffective portion of designated derivative instruments excluded from effectiveness testing were recorded to other income, net and cost of sales in the consolidated statements of operations for the three months ended March 31, 2017 and 2016. The gain or loss recognized in income for non-designated derivative instruments was recorded in other income (expense), net and cost of sales for the three months ended March 31, 2017 and 2016.

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
As of March 31, 2017 and December 31, 2016, Delphi was in a net derivative asset (liability) position of $16 million and $(37) million, respectively, and no significant adjustments were recorded for nonperformance risk based on the application of peer companies’ CDS rates, evaluation of our own nonperformance risk and because Delphi’s exposures were to counterparties with investment grade credit ratings. Refer to Note 14. Derivatives and Hedging Activities for further information regarding derivatives.
Contingent consideration—As described in Note 17. Acquisitions and Divestitures, as of March 31, 2017, additional contingent consideration may be earned as a result of Delphi's acquisition agreements for Movimento Group ("Movimento"), Control-Tec LLC ("Control-Tec"), Ottomatika, Inc. ("Ottomatika") and Antaya Technologies Corporation ("Antaya"). The liability for contingent consideration is estimated as of the date of the acquisition and is recorded as part of the purchase price, and is subsequently re-measured to fair value at each reporting date, based on a probability-weighted discounted cash flow analysis using a rate that reflects the uncertainty surrounding the expected outcomes, which the Company believes is appropriate and representative of market participant assumptions. The measurement of the liability for contingent consideration is based on significant inputs that are not observable in the market, and is therefore classified as a Level 3 measurement in accordance with ASU Topic 820-10-35. Examples of utilized unobservable inputs are estimated future earnings of the acquired businesses and applicable discount rates. The estimate of the liability may fluctuate if there are changes in the forecast of the acquired businesses' future earnings, as a result of actual earnings levels achieved or in the discount rates used to determine the present value of contingent future cash flows. As of March 31, 2017, the range of periods in which the earn-out provisions may be achieved is from 2017 to 2018. The Company regularly reviews these assumptions and makes adjustments to the fair value measurements as required by facts and circumstances.
As of March 31, 2017 and December 31, 2016, the liability for contingent consideration was $23 million (of which $2 million was classified within other current liabilities and $21 million was classified within other long-term liabilities) and $35 million (of which was $22 million classified within other current liabilities and $13 million was classified within other long-term liabilities). Adjustments to this liability for interest accretion are recognized in interest expense, and any other changes in the fair value of this liability are recognized within other income (expense), net in the consolidated statement of operations.
The changes in the contingent consideration liability classified as a Level 3 measurement for the three months ended March 31, 2017 were as follows:

Contingent Consideration Liability

(in millions)
Fair value at beginning of period	$35
Additions	8
Payments	(20)
Interest accretion	—
Fair value at end of period	$23
During the three months ended March 31, 2017, Delphi recorded a liability of $8 million for the estimated fair value of the contingent consideration for the acquisition of Movimento, as further described in Note 17. Acquisitions and Divestitures. Also during the three months ended March 31, 2017, Delphi paid $20 million of contingent consideration related to its 2015 acquisition of Control-Tec.
As of March 31, 2017 and December 31, 2016, Delphi had the following assets measured at fair value on a recurring basis:

	Total	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3

	(in millions)
As of March 31, 2017
Commodity derivatives	$18	$—	$18	$—
Foreign currency derivatives	14	—	14	—
Total	$32	$—	$32	$—
As of December 31, 2016:
Commodity derivatives	$11	$—	$11	$—
Foreign currency derivatives	8	—	8	—
Total	$19	$—	$19	$—

As of March 31, 2017 and December 31, 2016, Delphi had the following liabilities measured at fair value on a recurring basis:

	Total	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3

	(in millions)
As of March 31, 2017
Commodity derivatives	$—	$—	$—	$—
Foreign currency derivatives	16	—	16	—
Contingent consideration	23	—	—	23
Total	$39	$—	$16	$23
As of December 31, 2016:
Foreign currency derivatives	$56	$—	$56	$—
Contingent consideration	35	—	—	35
Total	$91	$—	$56	$35
Non-derivative financial instruments—Delphi’s non-derivative financial instruments include cash and cash equivalents, accounts and notes receivable, accounts payable, as well as debt, which consists of its accounts receivable factoring arrangements, capital leases and other debt issued by Delphi’s non-U.S. subsidiaries, the Revolving Credit Facility, the Tranche A Term Loan and all series of outstanding senior notes. The fair value of debt is based on quoted market prices for instruments with public market data or significant other observable inputs for instruments without a quoted public market price (Level 2). As of March 31, 2017 and December 31, 2016, total debt was recorded at $3,999 million and $3,971 million, respectively, and had estimated fair values of $4,076 million and $4,007 million, respectively. For all other financial instruments recorded at March 31, 2017 and December 31, 2016, fair value approximates book value.
Fair Value Measurements on a Nonrecurring Basis
In addition to items that are measured at fair value on a recurring basis, Delphi also has items in its balance sheet that are measured at fair value on a nonrecurring basis. As these items are not measured at fair value on a recurring basis, they are not included in the tables above. Nonfinancial assets and liabilities that are measured at fair value on a nonrecurring basis include long-lived assets, equity and cost method investments, intangible assets, asset retirement obligations, share-based compensation and liabilities for exit or disposal activities measured at fair value upon initial recognition. During the three months ended March 31, 2017, Delphi recorded non-cash asset impairment charges totaling $5 million within cost of sales related to declines in the fair values of certain fixed assets. Fair value of long-lived assets is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved and a review of appraisals. As such, Delphi has determined that the fair value measurements of long-lived assets fall in Level 3 of the fair value hierarchy.

16. OTHER INCOME, NET
Other income (expense), net included:

	Three Months Ended March 31,
	2017	2016

	(in millions)
Interest income	$2	$1
Components of net periodic benefit cost other than service cost (Note 9)	(7)	(3)
Reserve for Unsecured Creditors litigation	(27)	—
Other, net	4	3
Other (expense) income, net	$(28)	$1
As further discussed in Note 10. Commitments and Contingencies, during the three months ended March 31, 2017, Delphi recorded an incremental reserve of $27 million as a result of a ruling in the Unsecured Creditors litigation related to pre-judgment interest, which was in addition to the Company's previously recorded reserve for this matter.

17. ACQUISITIONS AND DIVESTITURES
Acquisition of Movimento Group
On January 3, 2017, Delphi acquired 100% of the equity interests of Movimento Group ("Movimento"), a leading provider of Over-the-Air software and data management for the automotive sector, for a purchase price of $40 million at closing and an additional cash payment of up to $10 million contingent upon the achievement of certain performance metrics over a future 2-year period. The range of the undiscounted amounts the Company could be required to pay under this arrangement is between $0 and $10 million. As of the closing date of the acquisition, the contingent consideration was assigned a fair value of approximately $8 million. Refer to Note 15. Fair Value of Financial Instruments for additional information regarding the measurement of the contingent consideration liability. The results of operations of Movimento are reported within the Electronics and Safety segment from the date of acquisition. The Company acquired Movimento utilizing cash on hand.
The acquisition was accounted for as a business combination, with the total purchase price allocated on a preliminary basis using information available, in the first quarter of 2017. The preliminary purchase price and related allocation to the acquired net assets of Movimento based on their estimated fair values is shown below (in millions):
Assets acquired and liabilities assumed

Purchase price, cash consideration, net of cash acquired	$40
Purchase price, fair value of contingent consideration	8
Total purchase price, net of cash acquired	$48

Intangible assets	$22
Other assets, net	4
Identifiable net assets acquired	26
Goodwill resulting from purchase	22
Total purchase price allocation	$48
Intangible assets include $8 million recognized for the fair value of the acquired trade name, which has an estimated useful life of approximately 25 years, $4 million of customer-based and technology-related assets with estimated useful lives of approximately 7 years, and $10 million of in-process research and development, which will not be amortized, but tested for impairment until the completion or abandonment of the associated research and development efforts. The estimated fair value of these assets was based on third-party valuations and management's estimates, generally utilizing income and market approaches.
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
Acquisition of PureDepth, Inc.
On March 23, 2016, Delphi acquired 100% of the equity interests of PureDepth, Inc. ("PureDepth"), a leading provider of 3D display technology, for approximately $15 million. The results of operations of PureDepth are reported within the Electronics and Safety segment from the date of acquisition. The acquisition was accounted for as a business combination, with the total purchase price allocated on a preliminary basis using information available, in the first quarter of 2016. The purchase price and related allocation were finalized in the first quarter of 2017, and resulted in no adjustments from the amounts previously disclosed. The purchase price and related allocation to the acquired net assets of PureDepth based on their estimated fair values is shown below (in millions):

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
The acquisition was accounted for as a business combination, with the total purchase price allocated on a preliminary basis using information available, in the fourth quarter of 2015. The purchase price and related allocation were finalized in the fourth quarter of 2016. As a result of additional information obtained, changes to the preliminary fair values of certain property, plant and equipment, and other assets purchased and liabilities assumed, including contingent tax liabilities, from the amounts disclosed as of December 31, 2015 were recorded during the year ended December 31, 2016, which resulted in a net adjustment to goodwill of $10 million. These adjustments did not result in significant effects to the consolidated statement of operations for the year ended December 31, 2016. The purchase price and related allocation to the acquired net assets of HellermannTyton based on their estimated fair values is shown below (in millions):
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
Technology Investments
During the first quarter of 2017, Delphi's Electronics and Safety segment made a $15 million investment in Otonomo Technologies Ltd., the developer of a connected car data marketplace. In April of 2017, Delphi's Electrical/Electronic Architecture segment made a $10 million investment in Valens Semiconductor Ltd., a leading provider of signal processing technology for high frequency data transmission of connected car content.
Previously, in 2015 the Company's Powertrain Systems segment made a $20 million investment in Tula Technology Inc., an engine control software company, and the Electronics and Safety segment made a $3 million investment in Quanergy, a leader in 3D Light Detection and Ranging (“LIDAR”) sensing technology for automated driving. An additional $3 million investment in Quanergy was made during the first quarter of 2016. The Company's technology investments are accounted for under the cost method.

18. SHARE-BASED COMPENSATION
Long Term Incentive Plan
The Delphi Automotive PLC Long-Term Incentive Plan, as amended and restated effective April 23, 2015 (the “PLC LTIP”), allows for the grant of awards of up to 22,977,116 ordinary shares for long-term compensation. The PLC LTIP is designed to align the interests of management and shareholders. The awards can be in the form of shares, options, stock appreciation rights, restricted stock, restricted stock units ("RSUs"), performance awards, and other share-based awards to the employees, directors, consultants and advisors of the Company. The Company has awarded annual long-term grants of RSUs under the PLC LTIP in each year from 2012 to 2017 in order to align management compensation with Delphi's overall business strategy. The Company has competitive and market-appropriate ownership requirements. All of the RSUs granted under the PLC LTIP are eligible to receive dividend equivalents for any dividend paid from the grant date through the vesting date. Dividend equivalents are generally paid out in ordinary shares upon vesting of the underlying RSUs. Historical amounts disclosed within this note include amounts attributable to the Company's discontinued operations, unless otherwise noted.
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
On April 28, 2016, Delphi granted 27,238 RSUs to the Board of Directors at a grant date fair value of approximately $2 million. The grant date fair value was determined based on the closing price of the Company's ordinary shares on April 28, 2016. The RSUs vested on April 26, 2017, and 26,580 ordinary shares, which included shares issued in connection with dividend equivalents, were issued to members of the Board of Directors at a fair value of approximately $2 million. 3,472 ordinary shares were withheld to cover the minimum U.K. withholding taxes.
On April 27, 2017, Delphi granted 26,782 RSUs to the Board of Directors at a grant date fair value of approximately $2 million. The grant date fair value was determined based on the closing price of the Company's ordinary shares on April 27, 2017. The RSUs will vest on April 25, 2018, the day before the 2018 annual meeting of shareholders.
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

Metric	2016 - 2017 Grants	2013 - 2015 Grants
Average return on net assets (1)	50%	50%
Cumulative net income	25%	N/A
Cumulative earnings per share (2)	N/A	30%
Relative total shareholder return (3)	25%	20%

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

The details of the executive grants were as follows:

Grant Date	RSUs Granted	Grant Date Fair Value	Time-Based Award Vesting Dates	Performance-Based Award Vesting Date
	(in millions)
February 2013	1.45	$60	Annually on anniversary of grant date, 2014 - 2016	December 31, 2015
February 2014	0.78	53	Annually on anniversary of grant date, 2015 - 2017	December 31, 2016
February 2015	0.90	76	Annually on anniversary of grant date, 2016 - 2018	December 31, 2017
February 2016	0.71	48	Annually on anniversary of grant date, 2017 - 2019	December 31, 2018
February 2017	0.80	63	Annually on anniversary of grant date, 2018 - 2020	December 31, 2019
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
In February 2017, under the time-based vesting terms of the 2014, 2015 and 2016 grants, 248,008 ordinary shares were issued to Delphi executives at a fair value of approximately $19 million, of which 88,807 ordinary shares were withheld to cover minimum withholding taxes. The performance-based RSUs associated with the 2014 grant vested at the completion of a three-year performance period on December 31, 2016, and in the first quarter of 2017, 797,210 ordinary shares were issued to Delphi executives at a fair value of approximately $60 million, of which 324,555 ordinary shares were withheld to cover minimum withholding taxes.
A summary of RSU activity, including award grants, vesting and forfeitures is provided below:

	RSUs	Weighted Average Grant Date Fair Value
	(in thousands)
Nonvested, January 1, 2017	1,740	$76.54
Granted	817	79.41
Vested	(244)	70.98
Forfeited	(82)	77.78
Nonvested, March 31, 2017	2,231	78.16
Delphi recognized compensation expense of $16 million ($14 million, net of tax) and $17 million ($15 million, net of tax) based on the Company’s best estimate of ultimate performance against the respective targets during the three months ended March 31, 2017 and 2016, respectively. Delphi will continue to recognize compensation expense, based on the grant date fair value of the awards applied to the Company’s best estimate of ultimate performance against the respective targets, over the requisite vesting periods of the awards. Based on the grant date fair value of the awards and the Company’s best estimate of ultimate performance against the respective targets as of March 31, 2017, unrecognized compensation expense on a pre-tax basis of approximately $123 million is anticipated to be recognized over a weighted average period of approximately 2 years. For the three months ended March 31, 2017 and 2016, respectively, approximately $26 million and $37 million of cash was paid and reflected as a financing activity in the statements of cash flows related to the minimum statutory tax withholding for vested RSUs.

19. SUPPLEMENTAL GUARANTOR AND NON-GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
Basis of Presentation
Notes Issued by the Subsidiary Issuer
As described in Note 8. Debt, Delphi Corporation (the "Subsidiary Issuer/Guarantor"), a 100% owned subsidiary of Delphi Automotive PLC (the "Parent"), issued the 2013 Senior Notes and the 2014 Senior Notes, both of which were registered under the Securities Act, and is the borrower of obligations under the Credit Agreement. The 2013 Senior Notes were subsequently redeemed and extinguished in September 2016. The 2014 Senior Notes and obligations under the Credit Agreement are, and prior to their redemption, the 2013 Senior Notes were, fully and unconditionally guaranteed by Delphi Automotive PLC and certain of Delphi Automotive PLC's direct and indirect subsidiary companies, which are directly or indirectly 100% owned by Delphi Automotive PLC (the “Subsidiary Guarantors”), on a joint and several basis, subject to customary release provisions (other than in the case of Delphi Automotive PLC). All other consolidated direct and indirect subsidiaries of Delphi Automotive PLC are not subject to the guarantees (“Non-Guarantor Subsidiaries”).
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

Statement of Operations Three Months Ended March 31, 2017

	Parent	Subsidiary Guarantors	Subsidiary Issuer/Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated

	(in millions)
Net sales	$—	$—	$—	$4,292	$—	$4,292
Operating expenses:
Cost of sales	—	—	—	3,445	—	3,445
Selling, general and administrative	6	—	—	282	—	288
Amortization	—	—	—	33	—	33
Restructuring	—	—	—	62	—	62
Total operating expenses	6	—	—	3,822	—	3,828
Operating (loss) income	(6)	—	—	470	—	464
Interest (expense) income	(59)	(3)	(43)	(2)	73	(34)
Other income (expense), net	—	10	1	34	(73)	(28)
(Loss) income from continuing operations before income taxes and equity income	(65)	7	(42)	502	—	402
Income tax benefit (expense)	—	—	15	(76)	—	(61)
(Loss) income from continuing operations before equity income	(65)	7	(27)	426	—	341
Equity in net income of affiliates	—	—	—	11	—	11
Equity in net income (loss) of subsidiaries	400	377	(30)	—	(747)	—
Income (loss) from continuing operations	335	384	(57)	437	(747)	352
Income from discontinued operations, net of tax	—	—	—	—	—	—
Net income (loss)	335	384	(57)	437	(747)	352
Net income attributable to noncontrolling interest	—	—	—	17	—	17
Net income (loss) attributable to Delphi	$335	$384	$(57)	$420	$(747)	$335
Statement of Operations Three Months Ended March 31, 2016

	Parent	Subsidiary Guarantors	Subsidiary Issuer/Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated

	(in millions)
Net sales	$—	$—	$—	$4,051	$—	$4,051
Operating expenses:
Cost of sales	—	—	—	3,262	—	3,262
Selling, general and administrative	29	—	—	248	—	277
Amortization	—	—	—	33	—	33
Restructuring	—	—	—	35	—	35
Total operating expenses	29	—	—	3,578	—	3,607
Operating (loss) income	(29)	—	—	473	—	444
Interest (expense) income	(46)	(8)	(51)	(19)	83	(41)
Other income (expense), net	—	31	17	36	(83)	1
(Loss) income from continuing operations before income taxes and equity income	(75)	23	(34)	490	—	404
Income tax benefit (expense)	—	—	13	(88)	—	(75)
(Loss) income from continuing operations before equity income	(75)	23	(21)	402	—	329
Equity in net income of affiliates	—	—	—	6	—	6
Equity in net income (loss) of subsidiaries	500	473	104	—	(1,077)	—
Income from continuing operations	425	496	83	408	(1,077)	335
Income from discontinued operations, net of tax	—	—	—	108	—	108
Net income (loss)	425	496	83	516	(1,077)	443
Net income attributable to noncontrolling interest	—	—	—	18	—	18
Net income (loss) attributable to Delphi	$425	$496	$83	$498	$(1,077)	$425

Statement of Comprehensive Income Three Months Ended March 31, 2017

	Parent	Subsidiary Guarantors	Subsidiary Issuer/Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated

	(in millions)
Net income (loss)	$335	$384	$(57)	$437	$(747)	$352
Other comprehensive income (loss):
Currency translation adjustments	(30)	—	—	116	—	86
Net change in unrecognized gain (loss) on derivative instruments, net of tax	—	—	—	39	—	39
Employee benefit plans adjustment, net of tax	—	—	—	4	—	4
Other comprehensive (loss) income	(30)	—	—	159	—	129
Equity in other comprehensive income (loss) of subsidiaries	158	29	48	—	(235)	—
Comprehensive income (loss)	463	413	(9)	596	(982)	481
Comprehensive income attributable to noncontrolling interests	—	—	—	18	—	18
Comprehensive income (loss) attributable to Delphi	$463	$413	$(9)	$578	$(982)	$463
Statement of Comprehensive Income Three Months Ended March 31, 2016

	Parent	Subsidiary Guarantors	Subsidiary Issuer/Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated

	(in millions)
Net income (loss)	$425	$496	$83	$516	$(1,077)	$443
Other comprehensive income (loss):
Currency translation adjustments	(25)	—	—	62	—	37
Net change in unrecognized gain (loss) on derivative instruments, net of tax	—	—	—	23	—	23
Employee benefit plans adjustment, net of tax	—	—	—	5	—	5
Other comprehensive (loss) income	(25)	—	—	90	—	65
Equity in other comprehensive income (loss) income of subsidiaries	89	(23)	11	—	(77)	—
Comprehensive income (loss)	489	473	94	606	(1,154)	508
Comprehensive income attributable to noncontrolling interests	—	—	—	19	—	19
Comprehensive income (loss) attributable to Delphi	$489	$473	$94	$587	$(1,154)	$489

Balance Sheet as of March 31, 2017

	Parent	Subsidiary Guarantors	Subsidiary Issuer/Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated

	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$1	$—	$—	$546	$—	$547
Restricted cash	—	—	—	1	—	1
Accounts receivable, net	—	—	—	3,132	—	3,132
Intercompany receivables, current	46	1,862	185	5,888	(7,981)	—
Inventories	—	—	—	1,375	—	1,375
Other current assets	—	—	—	432	—	432
Total current assets	47	1,862	185	11,374	(7,981)	5,487
Long-term assets:
Intercompany receivables, long-term	—	1,088	768	1,785	(3,641)	—
Property, net	—	—	—	3,569	—	3,569
Investments in affiliates	—	—	—	118	—	118
Investments in subsidiaries	11,391	9,231	3,350	—	(23,972)	—
Intangible assets, net	—	—	—	2,801	—	2,801
Other long-term assets	60	—	9	453	—	522
Total long-term assets	11,451	10,319	4,127	8,726	(27,613)	7,010
Total assets	$11,498	$12,181	$4,312	$20,100	$(35,594)	$12,497
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$—	$—	$3	$5	$—	$8
Accounts payable	1	—	—	2,548	—	2,549
Intercompany payables, current	5,857	67	1,002	1,055	(7,981)	—
Accrued liabilities	26	327	2	1,180	—	1,535
Total current liabilities	5,884	394	1,007	4,788	(7,981)	4,092
Long-term liabilities:
Long-term debt	2,868	—	1,090	33	—	3,991
Intercompany payables, long-term	167	1,320	1,314	840	(3,641)	—
Pension benefit obligations	—	—	—	962	—	962
Other long-term liabilities	—	—	11	492	—	503
Total long-term liabilities	3,035	1,320	2,415	2,327	(3,641)	5,456
Total liabilities	8,919	1,714	3,422	7,115	(11,622)	9,548
Total Delphi shareholders’ equity	2,579	10,467	890	12,615	(23,972)	2,579
Noncontrolling interest	—	—	—	370	—	370
Total shareholders’ equity	2,579	10,467	890	12,985	(23,972)	2,949
Total liabilities and shareholders’ equity	$11,498	$12,181	$4,312	$20,100	$(35,594)	$12,497

Balance Sheet as of December 31, 2016

	Parent	Subsidiary Guarantors	Subsidiary Issuer/Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated

	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$2	$—	$—	$836	$—	$838
Restricted cash	—	—	—	1	—	1
Accounts receivable, net	—	—	—	2,938	—	2,938
Intercompany receivables, current	47	1,843	436	5,285	(7,611)	—
Inventories	—	—	—	1,232	—	1,232
Other current assets	—	—	—	410	—	410
Total current assets	49	1,843	436	10,702	(7,611)	5,419
Long-term assets:
Intercompany receivables, long-term	—	1,070	768	1,767	(3,605)	—
Property, net	—	—	—	3,515	—	3,515
Investments in affiliates	—	—	—	101	—	101
Investments in subsidiaries	10,833	8,722	3,090	—	(22,645)	—
Intangible assets, net	—	—	—	2,748	—	2,748
Other long-term assets	60	—	10	439	—	509
Total long-term assets	10,893	9,792	3,868	8,570	(26,250)	6,873
Total assets	$10,942	$11,635	$4,304	$19,272	$(33,861)	$12,292
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$—	$—	$3	$9	$—	$12
Accounts payable	3	—	—	2,560	—	2,563
Intercompany payables, current	5,504	68	974	1,065	(7,611)	—
Accrued liabilities	31	300	30	1,212	—	1,573
Total current liabilities	5,538	368	1,007	4,846	(7,611)	4,148
Long-term liabilities:
Long-term debt	2,837	—	1,090	32	—	3,959
Intercompany payables, long-term	166	1,317	1,296	826	(3,605)	—
Pension benefit obligations	—	—	—	955	—	955
Other long-term liabilities	—	—	10	457	—	467
Total long-term liabilities	3,003	1,317	2,396	2,270	(3,605)	5,381
Total liabilities	8,541	1,685	3,403	7,116	(11,216)	9,529
Total Delphi shareholders’ equity	2,401	9,950	901	11,794	(22,645)	2,401
Noncontrolling interest	—	—	—	362	—	362
Total shareholders’ equity	2,401	9,950	901	12,156	(22,645)	2,763
Total liabilities and shareholders’ equity	$10,942	$11,635	$4,304	$19,272	$(33,861)	$12,292

Statement of Cash Flows for the Three Months Ended March 31, 2017

	Parent	Subsidiary Guarantors	Subsidiary Issuer/Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated

	(in millions)
Net cash (used in) provided by operating activities from continuing operations	$(26)	$—	$—	$316	$—	$290
Net cash provided by operating activities from discontinued operations	—	—	—	—	—	—
Net cash (used in) provided by operating activities	(26)	—	—	316	—	290
Cash flows from investing activities:
Capital expenditures	—	—	—	(215)	—	(215)
Cost of business acquisitions, net of cash acquired	—	—	—	(40)	—	(40)
Cost of technology investments	—	—	—	(15)	—	(15)
Loans to affiliates	—	—	—	(297)	297	—
Net cash (used in) provided by investing activities from continuing operations	—	—	—	(567)	297	(270)
Net cash provided by investing activities from discontinued operations	—	—	—	—	—	—
Net cash (used in) provided by investing activities	—	—	—	(567)	297	(270)
Cash flows from financing activities:
Net repayments under other short- and long-term debt agreements	—	—	—	(4)	—	(4)
Contingent consideration and deferred acquisition purchase price payments	—	—	—	(20)	—	(20)
Dividend payments of consolidated affiliates to minority shareholders	—	—	—	(10)	—	(10)
Proceeds from borrowings from affiliates	297	—	—	—	(297)	—
Repurchase of ordinary shares	(194)	—	—	—	—	(194)
Distribution of cash dividends	(78)	—	—	—	—	(78)
Taxes withheld and paid on employees' restricted share awards	—	—	—	(26)	—	(26)
Net cash provided by (used in) financing activities	25	—	—	(60)	(297)	(332)
Effect of exchange rate fluctuations on cash and cash equivalents	—	—	—	21	—	21
Decrease in cash and cash equivalents	(1)	—	—	(290)	—	(291)
Cash and cash equivalents at beginning of period	2	—	—	836	—	838
Cash and cash equivalents at end of period	$1	$—	$—	$546	$—	$547

Statement of Cash Flows for the Three Months Ended March 31, 2016

	Parent	Subsidiary Guarantors	Subsidiary Issuer/Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated

	(in millions)
Net cash (used in) provided by operating activities from continuing operations	$(60)	$7	$—	$321	$—	$268
Net cash used in operating activities from discontinued operations	—	—	—	—	—	—
Net cash (used in) provided by operating activities	(60)	7	—	321	—	268
Cash flows from investing activities:
Capital expenditures	—	—	—	(240)	—	(240)
Proceeds from sale of property / investments	—	—	—	1	—	1
Net proceeds from divestiture of discontinued operations	—	—	—	52	—	52
Cost of business acquisitions, net of cash acquired	—	—	(15)	—	—	(15)
Cost of technology investments	—	—	(3)	—	—	(3)
Settlement of derivatives	—	—	—	(15)	—	(15)
Loans to affiliates	—	(7)	—	(514)	521	—
Repayments of loans from affiliates	—	—	—	3	(3)	—
Net cash (used in) provided by investing activities from continuing operations	—	(7)	(18)	(713)	518	(220)
Net cash used in investing activities from discontinued operations	—	—	—	(4)	—	(4)
Net cash (used in) provided by investing activities	—	(7)	(18)	(717)	518	(224)
Cash flows from financing activities:
Net proceeds under other short-term debt agreements	—	—	—	321	—	321
Dividend payments of consolidated affiliates to minority shareholders	—	—	—	(12)	—	(12)
Proceeds from borrowings from affiliates	503	—	18	—	(521)	—
Payments on borrowings from affiliates	(3)	—	—	—	3	—
Repurchase of ordinary shares	(358)	—	—	—	—	(358)
Distribution of cash dividends	(80)	—	—	—	—	(80)
Taxes withheld and paid on employees' restricted share awards	—	—	—	(37)	—	(37)
Net cash provided by (used in) financing activities	62	—	18	272	(518)	(166)
Effect of exchange rate fluctuations on cash and cash equivalents	—	—	—	6	—	6
Increase (decrease) in cash and cash equivalents	2	—	—	(118)	—	(116)
Cash and cash equivalents at beginning of period	4	—	—	575	—	579
Cash and cash equivalents at end of period	$6	$—	$—	$457	$—	$463

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
Included below are sales and operating data for Delphi’s segments for the three months ended March 31, 2017 and 2016.

	Electrical/ Electronic Architecture	Powertrain Systems	Electronics and Safety	Eliminations and Other (1)	Total

	(in millions)
For the Three Months Ended March 31, 2017:
Net sales	$2,342	$1,168	$818	$(36)	$4,292
Depreciation & amortization	$101	$50	$24	$—	$175
Adjusted operating income	$329	$160	$48	$—	$537
Operating income	$313	$144	$7	$—	$464
Equity income	$11	$—	$—	$—	$11
Net income attributable to noncontrolling interest	$9	$8	$—	$—	$17

	Electrical/ Electronic Architecture	Powertrain Systems	Electronics and Safety	Eliminations and Other (1)	Total

	(in millions)
For the Three Months Ended March 31, 2016:
Net sales	$2,277	$1,117	$697	$(40)	$4,051
Depreciation & amortization	$95	$46	$21	$—	$162
Adjusted operating income	$307	$125	$80	$—	$512
Operating income	$262	$112	$70	$—	$444
Equity income	$6	$—	$—	$—	$6
Net income attributable to noncontrolling interest	$7	$8	$—	$—	$15

(1)	Eliminations and Other includes the elimination of inter-segment transactions.

The reconciliation of Adjusted Operating Income to Operating Income includes, as applicable, restructuring, other acquisition and portfolio project costs (which includes costs incurred to integrate acquired businesses and to plan and execute product portfolio transformation actions, including business and product acquisitions and divestitures), asset impairments and gains (losses) on business divestitures. The reconciliation of Adjusted Operating Income to net income attributable to Delphi for the three months ended March 31, 2017 and 2016 are as follows:

	Electrical/ Electronic Architecture	Powertrain Systems	Electronics and Safety	Eliminations and Other	Total

	(in millions)
For the Three Months Ended March 31, 2017:
Adjusted operating income	$329	$160	$48	$—	$537
Restructuring	(13)	(10)	(39)	—	(62)
Other acquisition and portfolio project costs	(3)	(2)	(1)	—	(6)
Asset impairments	—	(4)	(1)	—	(5)
Operating income	$313	$144	$7	$—	464
Interest expense					(34)
Other expense, net					(28)
Income from continuing operations before income taxes and equity income					402
Income tax expense					(61)
Equity income, net of tax					11
Income from continuing operations					352
Income from discontinued operations, net of tax					—
Net income					352
Net income attributable to noncontrolling interest					17
Net income attributable to Delphi					$335

	Electrical/ Electronic Architecture	Powertrain Systems	Electronics and Safety	Eliminations and Other	Total

	(in millions)
For the Three Months Ended March 31, 2016:
Adjusted operating income	$307	$125	$80	$—	$512
Restructuring	(18)	(9)	(8)	—	(35)
Other acquisition and portfolio project costs	(27)	(4)	(2)	—	(33)
Operating income	$262	$112	$70	$—	444
Interest expense					(41)
Other income, net					1
Income from continuing operations before income taxes and equity income					404
Income tax expense					(75)
Equity income, net of tax					6
Income from continuing operations					335
Income from discontinued operations, net of tax					108
Net income					443
Net income attributable to noncontrolling interest					18
Net income attributable to Delphi					$425

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
On September 24, 2015 the Company closed the sale of its 50 percent interest in its Korea Delphi Automotive Systems Corporation ("KDAC") joint venture, which was accounted for under the equity method and was principally reported as part of the Thermal Systems segment, to the joint venture partner. The Company received cash proceeds of $70 million and recognized a gain on the divestiture of $47 million, net of tax expense, within income from discontinued operations during the three months ended September 30, 2015. During the year ended December 31, 2015, the Company recorded a net loss of $41 million (approximately $0.14 per diluted share) on the KDAC divestiture within income from discontinued operations, which includes an impairment loss of $88 million recorded on this investment in the first quarter of 2015 based on the evaluation of the estimated fair value of the Company's interest in KDAC as of March 31, 2015 in relation to its carrying value.
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

A reconciliation of the major classes of line items constituting pre-tax profit or loss of discontinued operations to income from discontinued operations, net of tax as presented in the consolidated statements of operations is as follows:

	Three Months Ended March 31,
	2017	2016

	(in millions)
Net sales	$—	$78
Cost of sales	—	67
Selling, general and administrative	—	4
Income from discontinued operations before income taxes and equity income	—	7
Gain on divestiture of discontinued operations, net of tax	—	104
Adjustment to prior period gain on divestiture, net of tax	—	(3)
Income from discontinued operations, net of tax	—	108
Income from discontinued operations attributable to noncontrolling interests	—	3
Net income from discontinued operations attributable to Delphi	$—	$105
Income from discontinued operations before income taxes attributable to Delphi was $0 and $115 million for the three months ended March 31, 2017 and 2016, respectively. No assets or liabilities were classified as held for sale as of March 31, 2017 or December 31, 2016.

22. SUBSEQUENT EVENTS
On May 3, 2017, the Company announced its intention to pursue a separation of its Powertrain Systems segment into a new, independent publicly traded company, through a transaction expected to be treated as a tax-free spin-off to its shareholders. The Company plans to complete the separation by March 2018, subject to customary closing conditions.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
This Quarterly Report on Form 10-Q, including the exhibits being filed as part of this report, as well as other statements made by Delphi Automotive PLC (“Delphi,” the “Company,” “we,” “us” and “our”), contain forward-looking statements that reflect, when made, the Company’s current views with respect to current events and financial performance. Such forward-looking statements are subject to many risks, uncertainties and factors relating to the Company’s operations and business environment, which may cause the actual results of the Company to be materially different from any future results, express or implied, by such forward-looking statements. All statements that address future operating, financial or business performance or the Company’s strategies or expectations are forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “will,” “should,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “projects,” “potential,” “outlook” or “continue,” and other comparable terminology. Factors that could cause actual results to differ materially from these forward-looking statements include, but are not limited to, the following: global and regional economic conditions, including conditions affecting the credit market and resulting from the United Kingdom referendum held on June 23, 2016 in which voters approved an exit from the European Union, commonly referred to as "Brexit"; fluctuations in interest rates and foreign currency exchange rates; the cyclical nature of automotive sales and production; the potential disruptions in the supply of and changes in the competitive environment for raw material integral to the Company’s products; the Company’s ability to maintain contracts that are critical to its operations; potential changes to beneficial free trade laws and regulations such as the North American Free Trade Agreement; the ability of the Company to integrate and realize the benefits of recent acquisitions; the ability of the Company to achieve the intended benefits from, or to complete, the proposed separation of its Powertrain Systems segment; the ability of the Company to attract, motivate and/or retain key executives; the ability of the Company to avoid or continue to operate during a strike, or partial work stoppage or slow down by any of its unionized employees or those of its principal customers; and the ability of the Company to attract and retain customers. Additional factors are discussed under the captions “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s filings with the Securities and Exchange Commission, including those set forth in the Company's Annual Report on Form 10-K for fiscal year ended December 31, 2016 and within this Form 10-Q filing. New risks and uncertainties arise from time to time, and it is impossible for us to predict these events or how they may affect the Company. It should be remembered that the price of the ordinary shares and any income from them can go down as well as up. Delphi disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events and/or otherwise, except as may be required by law.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following management’s discussion and analysis of financial condition and results of operations (“MD&A”) is intended to help you understand the business operations and financial condition of the Company for the three months ended March 31, 2017. This discussion should be read in conjunction with Item 1. Financial Statements. Our MD&A is presented in eight sections:

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
Executive Overview
Our Business
We are a leading global technology company serving the automotive sector. We design and manufacture vehicle components and provide electrical and electronic, powertrain and safety technology solutions to the global automotive and commercial vehicle markets. We are one of the largest vehicle component manufacturers and our customers include all 25 of the largest automotive original equipment manufacturers ("OEMs") in the world.
On May 3, 2017, we announced our intention to pursue a separation of our Powertrain Systems segment through a transaction expected to be treated as a tax-free spin-off to Delphi’s shareholders. The Company plans to complete the separation by March 2018, subject to customary closing conditions.
As described in Note 21. Discontinued Operations, in the first quarter of 2016 we completed the final step of our strategy to divest our former Thermal Systems business through the sale of our ownership interest in the Shanghai Delphi Automotive Air Conditioning ("SDAAC") joint venture, positioning us with a strategically focused product portfolio in high-growth spaces to meet consumer preferences for products that address the industry mega-trends of Safe, Green and Connected. Proceeds from the sale of the Thermal Systems business were used to fund growth initiatives, including acquisitions, as well as share repurchases. As the disposal of the Thermal Systems business represents a strategic shift that will have a major effect on the Company's operations and financial results, the assets and liabilities, operating results, and operating and investing cash flows for the previously reported Thermal Systems segment are presented as discontinued operations separate from the Company’s continuing operations for all periods presented. This Management’s Discussion and Analysis reflects the results of continuing operations, unless otherwise noted.
Our total net sales during the three months ended March 31, 2017 were $4.3 billion, an increase of 6% compared to the same period of 2016. The increase in our total net sales is primarily attributable to continued increased volumes in the North America, Europe and Asia Pacific regions. Our overall lean cost structure, along with above-market sales growth in North America and the Asia Pacific region enabled us to improve gross margins in the three months ended March 31, 2017 as compared to the prior year period.
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

Trends, Uncertainties and Opportunities
Economic Conditions. Our business is directly related to automotive sales and automotive vehicle production by our customers. Automotive sales depend on a number of factors, including global and regional economic conditions. Although global automotive vehicle production increased 5% from 2015 to 2016, economic conditions and the resultant levels of automotive vehicle production were uneven from a regional perspective. Vehicle production increased by 2% in North America and 3% in Europe in 2016, as consumer demand for vehicles increased. Both the North American and European economies are expected to continue to experience moderate growth, resulting in essentially flat vehicle production in both regions in 2017 as compared with the increased volumes experienced in 2016. Automotive production in China increased by 15% in 2016 as compared to 2015, benefiting in part from a consumer vehicle tax reduction program. Following a partial increase in the consumer vehicle tax in 2017, vehicle production in China is expected to increase by 1% in 2017 as compared to 2016. Additionally, vehicle production in South America, our smallest region, decreased by 12% in 2016 as compared to 2015, with volumes expected to increase by 5% in 2017 from the reduced volumes experienced in 2016.
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
Market driven products. Our product offerings satisfy the OEMs’ needs to meet increasingly stringent government regulations and meet consumer preferences for products that address the mega-trends of Safe, Green and Connected, leading to increased content per vehicle, greater profitability and higher margins. With these offerings, we believe we are well-positioned to benefit from the growing demand for vehicle content and technology related to safety, fuel efficiency, emissions control, electrification, high speed data, connectivity to the global information network and automated driving technologies. Our

Electrical/Electronic Architecture and Electronics and Safety segments are benefiting from the substantial increase in vehicle content, software and electrification requiring a complex and reliable electrical architecture and systems to operate, such as automated advanced driver assistance technologies, electrical vehicle monitoring, active safety systems, lane departure warning systems, integrated vehicle cockpit displays, navigation systems and technologies that enable connected infotainment in vehicles. Our ability to design a reliable electrical architecture that optimizes power distribution and/or consumption is key to satisfying the OEMs’ needs to reduce emissions while continuing to meet consumer demand for increased vehicle content and technology. In 2016 we introduced our 48-volt mild hybrid vehicle solution, which maximizes the use of 48-volt electrification to minimize the demand on the engine, improving performance while lowering CO2 emissions by more than 10%. Additionally, our Powertrain Systems segment is also focused on addressing the demand for increased fuel efficiency and emission control through products such as gasoline direct injection ("GDi") fuel systems and variable valve actuation technology such as dynamic skip fire software.
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
OEMs are increasingly looking to their suppliers to simplify vehicle design and assembly processes to reduce costs and weight. As a result, suppliers that sell vehicle components directly to manufacturers (Tier I suppliers) have assumed many of the design, engineering, research and development and assembly functions traditionally performed by vehicle manufacturers. Suppliers that can provide fully-engineered solutions, systems and pre-assembled combinations of component parts are positioned to leverage the trend toward system sourcing.
Engineering, design & development. Our history and culture of innovation have enabled us to develop significant intellectual property and design and development expertise to provide advanced technology solutions that meet the demands of our customers. We have a team of more than 20,000 scientists, engineers and technicians focused on developing leading product solutions for our key markets, located at 15 major technical centers in Brazil, China, France, Germany, India, Luxembourg, Mexico, Poland, South Korea, the United Kingdom and the United States. We invest approximately $1.5 billion (which includes approximately $300 million co-investment by customers and government agencies) annually in research and development, including engineering, to maintain our portfolio of innovative products, and owned/held approximately 8,500 patents and protective rights as of December 31, 2016. We also encourage “open innovation” and collaborate extensively with peers in the industry, government agencies and academic institutions. For example, we have entered into a collaborative arrangement with Mobileye N.V. to jointly develop a complete turn-key fully autonomous driving platform for our OEM customers, with the goal of being production ready for 2019. Our technology competencies are recognized by both customers and government agencies, who have co-invested approximately $300 million annually in new product development, accelerating the pace of innovation and reducing the risk associated with successful commercialization of technological breakthroughs.
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
We are focused on maintaining a low fixed cost structure that provides us flexibility to remain profitable at all points of the traditional vehicle industry production cycle. As a result, approximately 95% of our hourly workforce is located in low cost countries. Furthermore, we have substantial operational flexibility by leveraging a large workforce of temporary workers, which represented approximately 16% of the hourly workforce as of March 31, 2017. However, we will continue to adjust our cost structure and optimize our manufacturing footprint in response to changes in the global and regional automotive markets and in order to increase investment in advanced technologies and engineering, as evidenced by our on-going restructuring programs focused on the continued rotation of our manufacturing footprint to low cost locations in Europe and on reducing our global overhead costs. As we continue to operate in a cyclical industry that is impacted by movements in the global and regional economies, we continually evaluate opportunities to further refine our cost structure.
We have a strong balance sheet with gross debt of approximately $4.0 billion and substantial available liquidity of approximately $2.9 billion of cash and cash equivalents and available financing under our Revolving Credit Facility and committed European accounts receivable factoring facility as of March 31, 2017, and no significant U.S. defined benefit or workforce postretirement health care benefits and employer-paid postretirement basic life insurance benefits (“OPEB”) liabilities. We intend to maintain strong financial discipline targeting industry-leading earnings growth, cash flow generation and return on invested capital and to maintain sufficient liquidity to sustain our financial flexibility throughout the industry cycle.
OEM product recalls. The number of vehicles recalled globally by OEMs has increased above historical levels. These recalls can either be initiated by the OEMs or influenced by regulatory agencies. Although there are differing rules and regulations across countries governing recalls for safety issues, the overall transition towards global vehicle platforms may also contribute to increased recalls outside of the U.S., as automotive components are increasingly standardized across regions. Given the sensitivity to safety issues in the automotive industry, including increased focus from regulators and consumers, we anticipate the number of automotive recalls may remain above historical levels in the near future. Although we engage in extensive product quality programs and processes, it is possible that we may be adversely affected in the future if the pace of these recalls continues.
For example, in September 2016, one of our OEM customers initiated a recall of approximately 3.64 million vehicles in the United States to enhance the airbag deployment system. Delphi supplied sensors and related control modules for the airbags in the affected vehicles. Although Delphi believes it supplied these components in compliance with the customer's product specifications and validation criteria, we assisted with our customer's efforts surrounding its recall, and during the first quarter of 2017, reached an agreement with our customer to share costs associated with the recall. Accordingly, we recognized an incremental $43 million charge in addition to our previously recorded reserve estimate related to this matter.
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
Industry consolidation. Consolidation among worldwide suppliers is expected to continue as suppliers seek to achieve operating synergies and value stream efficiencies, acquire complementary technologies and build stronger customer relationships as OEMs continue to expand globally. Additionally, new entrants from outside the traditional automotive industry may seek to gain access to certain vehicle component markets, as evidenced by the acquisition of Harman International Industries, Incorporated by Samsung Electronics Co., Ltd. and the proposed acquisition of Mobileye N.V. by Intel Corporation in March of 2017. We believe companies with strong balance sheets and financial discipline are in the best position to take advantage of the industry consolidation trend.
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

Three Months Ended March 31, 2017 versus Three Months Ended March 31, 2016
The results of operations for the three months ended March 31, 2017 and 2016 were as follows:

	Three Months Ended March 31,
	2017		2016		Favorable/(unfavorable)

	(dollars in millions)
Net sales	$4,292		$4,051		$241
Cost of sales	3,445		3,262		(183)
Gross margin	847	19.7%	789	19.5%	58
Selling, general and administrative	288		277		(11)
Amortization	33		33		—
Restructuring	62		35		(27)
Operating income	464		444		20
Interest expense	(34)		(41)		7
Other (expense) income, net	(28)		1		(29)
Income from continuing operations before income taxes and equity income	402		404		(2)
Income tax expense	(61)		(75)		14
Income from continuing operations before equity income	341		329		12
Equity income, net of tax	11		6		5
Income from continuing operations	352		335		17
Income from discontinued operations, net of tax	—		108		(108)
Net income	352		443		(91)
Net income attributable to noncontrolling interest	17		18		(1)
Net income attributable to Delphi	$335		$425		$(90)

Total Net Sales
Below is a summary of our total net sales for the three months ended March 31, 2017 versus March 31, 2016.

	Three Months Ended March 31,			Variance Due To:
	2017	2016	Favorable/(unfavorable)	Volume, net of contractual price reductions	FX	Commodity pass-through	Other	Total

	(in millions)			(in millions)
Total net sales	$4,292	$4,051	$241	$393	$(86)	$4	$(70)	$241
Total net sales for the three months ended March 31, 2017 increased 6% compared to the three months ended March 31, 2016. We experienced volume growth of 11% for the period, primarily as a result of increased sales in North America, Europe and Asia Pacific, which was partially offset by decreases due to unfavorable currency impacts, primarily related to the Euro and Chinese Yuan Renminbi, and contractual price reductions. Net sales also decreased by a net $70 million as a result of acquisitions and divestitures, reflected in Other above, primarily due to the divestiture of our Mechatronics business in the fourth quarter of 2016, partially offset by our acquisition of Movimento in 2017. Refer to Note 17. Acquisitions and Divestitures to the consolidated financial statements for additional information regarding acquisitions and divestitures.
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
Cost of sales increased $183 million for the three months ended March 31, 2017 compared to the three months ended March 31, 2016, as summarized below. The Company's material cost of sales was approximately 50% of net sales in both the three months ended March 31, 2017 and March 31, 2016.

	Three Months Ended March 31,			Variance Due To:
	2017	2016	Favorable/(unfavorable)	Volume (a)	FX	Operational performance	Other	Total

	(dollars in millions)			(in millions)
Cost of sales	$3,445	$3,262	$(183)	$(312)	$71	$71	$(13)	$(183)
Gross margin	$847	$789	$58	$81	$(15)	$71	$(79)	$58
Percentage of net sales	19.7%	19.5%

(a)	Presented net of contractual price reductions for gross margin variance.
The increase in cost of sales reflects increased volumes, partially offset by improved operational performance and the impacts from currency exchange for the three month period. The increase in cost of sales is also attributable to the following items in Other above:

•
$59 million of increased warranty costs, primarily due to the accrual of $43 million during the three months ended March 31, 2017 as a result of an agreement reached with one of our customers for a specific warranty matter, as further described in Note 6. Warranty Obligations; partially offset by

•
Net decreased costs of $46 million resulting from the operations of the businesses acquired and divested, primarily as a result of the divestiture of our Mechatronics business in the fourth quarter of 2016, partially offset by the acquisition of Movimento in 2017, as further described in Note 17. Acquisitions and Divestitures.

Selling, General and Administrative Expense

	Three Months Ended March 31,
	2017	2016	Favorable/ (unfavorable)

	(dollars in millions)
Selling, general and administrative expense	$288	$277	$(11)
Percentage of net sales	6.7%	6.8%
Selling, general and administrative expense ("SG&A") includes administrative expenses, information technology costs and incentive compensation related costs, and decreased as a percentage of sales for the three months ended March 31, 2017 as compared to 2016, primarily due to the impact of cost reduction initiatives, including our continuing rotation to low-cost manufacturing locations in Europe and initiatives focused on reducing global overhead costs.
Amortization

	Three Months Ended March 31,
	2017	2016	Favorable/ (unfavorable)

	(in millions)
Amortization	$33	$33	$—
Amortization expense reflects the non-cash charge related to definite-lived intangible assets. The consistency in amortization during the three months ended March 31, 2017 compared to 2016 reflects the continued amortization of our definite-lived intangible assets, which resulted primarily from our acquisitions, over their estimated useful lives.

Restructuring

	Three Months Ended March 31,
	2017	2016	Favorable/ (unfavorable)

	(dollars in millions)
Restructuring	$62	$35	$(27)
Percentage of net sales	1.4%	0.9%

The increase in restructuring expense recorded during the three months ended March 31, 2017 as compared to the three months ended March 31, 2016 is primarily attributable to the recognition of approximately $36 million of employee-related and other costs related to the initiation of a program to close a Western European Electronics and Safety manufacturing site, pursuant to the Company's on-going European footprint rotation strategy. Cash payments for this restructuring action are expected to be principally completed by 2019. Other charges recorded during the three months ended March 31, 2017 were for on-going programs primarily focused on the continued rotation of our manufacturing footprint to low cost locations in Europe and on reducing global overhead costs.
Restructuring expenses incurred in the three months ended March 31, 2016 were primarily related to on-going restructuring programs, which included workforce reductions as well as plant closures, that were focused on the rotation of our manufacturing footprint to low cost locations in Europe, as well as aligning manufacturing capacity with the automotive production levels in South America.
We expect to continue to incur additional restructuring expense in 2017, primarily related to programs focused on the continued rotation of our manufacturing footprint to low cost locations in Europe and to reduce global overhead costs. Additionally, as we continue to operate in a cyclical industry that is impacted by movements in the global and regional economies, we continually evaluate opportunities to further adjust our cost structure and optimize our manufacturing footprint. The Company plans to implement additional restructuring activities in the future, if necessary, in order to align manufacturing capacity and other costs with prevailing regional automotive production levels and locations, to improve the efficiency and utilization of other locations and in order to increase investment in advanced technologies and engineering. Such future restructuring actions are dependent on market conditions, customer actions and other factors.
Refer to Note 7. Restructuring to the consolidated financial statements included herein for additional information.

Interest Expense

	Three Months Ended March 31,
	2017	2016	Favorable/ (unfavorable)

	(in millions)
Interest expense	$34	$41	$7
The decrease in interest expense compared to the prior year period primarily reflects the redemption of $800 million of 5.00% senior unsecured notes, partially offset by the issuance of €500 million of 1.60% Euro-denominated senior unsecured notes and $300 million of 4.40% senior unsecured notes, in September 2016.
Refer to Note 8. Debt to the consolidated financial statements included herein for additional information.

Other (Expense) Income, Net

	Three Months Ended March 31,
	2017	2016	Favorable/ (unfavorable)

	(in millions)
Other (expense) income, net	$(28)	$1	$(29)
As further discussed in Note 10. Commitments and Contingencies, during the three months ended March 31, 2017, Delphi recorded an incremental reserve of $27 million as a result of a ruling in the Unsecured Creditors litigation related to pre-judgment interest, which was in addition to the Company's previously recorded reserve for this matter.

Income Taxes

	Three Months Ended March 31,
	2017	2016	Favorable/ (unfavorable)

	(in millions)
Income tax expense	$61	$75	$14

The Company’s effective tax rate was impacted by favorable changes in geographic income mix in 2017 as compared to 2016 primarily due to changes in the underlying business operations, and the receipt of certain tax incentives and holidays that reduced the effective tax rate for certain subsidiaries below the statutory rate.
The Company’s effective tax rate for the three months ended March 31, 2017 also includes a net discrete tax benefit of $8 million, primarily related to provision-to-return adjustments, net of related changes in valuation allowances and reserves. The effective tax rate for the three months ended March 31, 2016 includes net discrete tax expense of $5 million, primarily related to provision to return adjustments.

Equity Income

	Three Months Ended March 31,
	2017	2016	Favorable/ (unfavorable)

	(in millions)
Equity income, net of tax	$11	$6	$5
Equity income, net of tax reflects Delphi’s interest in the results of ongoing operations of entities accounted for as equity-method investments. Equity income increased for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016 primarily due to the improved performance of our joint ventures in North America and Asia as compared to the prior period.

Income from Discontinued Operations

	Three Months Ended March 31,
	2017	2016	Favorable/ (unfavorable)

	(in millions)
Income from discontinued operations, net of tax	$—	$108	$(108)
Income from discontinued operations, net of tax reflects the results of the Company's previously reported Thermal Systems segment, which has been reclassified to discontinued operations as a result of the divestiture of this business. As further described in Note 21. Discontinued Operations, Delphi completed the divestitures of the wholly owned Thermal Systems business on June 30, 2015, of its 50 percent interest in KDAC on September 24, 2015 and of its 50 percent interest in SDAAC on March 31, 2016. No amounts were recorded to discontinued operations for the three months ended March 31, 2017. Income from discontinued operations, net of tax for the three months ended March 31, 2016 was primarily attributable to the recognition of an after-tax gain of $104 million from the sale of the Company's interest in its SDAAC joint venture.
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
As described in Note 21. Discontinued Operations to the consolidated financial statements contained herein, the Company's previously reported Thermal Systems segment has been classified as discontinued operations for all periods presented. No amounts for shared general and administrative operating expense or interest expense were allocated to discontinued operations.
As described in Note 23. Segment Reporting to the consolidated financial statements contained herein, effective July 1, 2016, Delphi reorganized its management reporting structure by moving its Power Electronics product line, which was historically included in the Electronics and Safety segment, to the Powertrain Systems segment. This reorganization was made to better align the product offerings of the Power Electronics product line with the Company's approach to managing the markets and customers served by this product line. Consistent with this change in the Company's management reporting structure and basis of financial information used by the chief operating decision maker, the prior period results of the Power Electronics product line have been reclassified from the Electronics and Safety segment to the Powertrain Systems segment for all periods presented. The reclassification had no impact on the consolidated financial statements.
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
The reconciliation of Adjusted Operating Income to Operating Income includes, as applicable, restructuring, other acquisition and portfolio project costs (which includes costs incurred to integrate acquired businesses and to plan and execute product portfolio transformation actions, including business and product acquisitions and divestitures), asset impairments and gains (losses) on business divestitures. The reconciliation of Adjusted Operating Income to net income attributable to Delphi for the three months ended March 31, 2017 and 2016 are as follows:

	Electrical/ Electronic Architecture	Powertrain Systems	Electronics and Safety	Eliminations and Other	Total

	(in millions)
For the Three Months Ended March 31, 2017:
Adjusted operating income	$329	$160	$48	$—	$537
Restructuring	(13)	(10)	(39)	—	(62)
Other acquisition and portfolio project costs	(3)	(2)	(1)	—	(6)
Asset impairments	—	(4)	(1)	—	(5)
Operating income	$313	$144	$7	$—	464
Interest expense					(34)
Other expense, net					(28)
Income from continuing operations before income taxes and equity income					402
Income tax expense					(61)
Equity income, net of tax					11
Income from continuing operations					352
Income from discontinued operations, net of tax					—
Net income					352
Net income attributable to noncontrolling interest					17
Net income attributable to Delphi					$335

	Electrical/ Electronic Architecture	Powertrain Systems	Electronics and Safety	Eliminations and Other	Total

	(in millions)
For the Three Months Ended March 31, 2016:
Adjusted operating income	$307	$125	$80	$—	$512
Restructuring	(18)	(9)	(8)	—	(35)
Other acquisition and portfolio project costs	(27)	(4)	(2)	—	(33)
Operating income	$262	$112	$70	$—	444
Interest expense					(41)
Other income, net					1
Income from continuing operations before income taxes and equity income					404
Income tax expense					(75)
Equity income, net of tax					6
Income from continuing operations					335
Income from discontinued operations, net of tax					108
Net income					443
Net income attributable to noncontrolling interest					18
Net income attributable to Delphi					$425
Net sales, gross margin as a percentage of net sales and Adjusted Operating Income by segment for the three months ended March 31, 2017 and 2016 are as follows:
Net Sales by Segment

	Three Months Ended March 31,			Variance Due To:
	2017	2016	Favorable/ (unfavorable)	Volume, net of contractual price reductions	FX	Commodity pass-through	Other	Total

	(in millions)			(in millions)
Electrical/Electronic Architecture	$2,342	$2,277	$65	$101	$(40)	$4	$—	$65
Powertrain Systems	1,168	1,117	51	87	(32)	—	(4)	51
Electronics and Safety	818	697	121	207	(14)	—	(72)	121
Eliminations and Other	(36)	(40)	4	(2)	—	—	6	4
Total	$4,292	$4,051	$241	$393	$(86)	$4	$(70)	$241

Gross Margin Percentage by Segment

	Three Months Ended March 31,
	2017	2016
Electrical/Electronic Architecture	21.9%	20.4%
Powertrain Systems	20.6%	18.0%
Electronics and Safety (1)	11.4%	17.6%
Eliminations and Other	—%	—%
Total	19.7%	19.5%

(1)	Includes the accrual of $43 million for a specific warranty matter during the three months ended March 31, 2017, as further described in Note 6. Warranty Obligations.

Adjusted Operating Income by Segment

	Three Months Ended March 31,			Variance Due To:
	2017	2016	Favorable/ (unfavorable)	Volume, net of contractual price reductions	Operational performance	Other	Total

	(in millions)			(in millions)
Electrical/Electronic Architecture	$329	$307	$22	$15	$36	$(29)	$22
Powertrain Systems	160	125	35	24	26	(15)	35
Electronics and Safety	48	80	(32)	43	9	(84)	(32)
Eliminations and Other	—	—	—	—	—	—	—
Total	$537	$512	$25	$82	$71	$(128)	$25
As noted in the table above, Adjusted Operating Income for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016 was impacted by volume and contractual price reductions, including product mix, and operational performance improvements, as well as the following items included within Other in the table above:

•	Unfavorable foreign currency impacts of $11 million;

•	$13 million of increased depreciation and amortization, primarily as a result of a higher fixed asset base;

•
$59 million of increased warranty costs, primarily due to the accrual of $43 million during the three months ended March 31, 2017 within the Electronics and Safety segment as a result of an agreement reached with one of our customers for a specific warranty matter, as further described in Note 6. Warranty Obligations; and

•
Net reductions of $24 million resulting from the operations of the businesses acquired and divested, primarily resulting from the divestiture of our Mechatronics business in the fourth quarter of 2016, partially offset by the acquisition of Movimento in 2017.

Liquidity and Capital Resources
Overview of Capital Structure
Our liquidity requirements are primarily to fund our business operations, including capital expenditures and working capital requirements, as well as to fund debt service requirements, operational restructuring activities and dividends on share capital. Our primary sources of liquidity are cash flows from operations, our existing cash balance, and as necessary, borrowings under available credit facilities and issuance of long-term debt. To the extent we generate discretionary cash flow we may consider using this additional cash flow for optional prepayments of existing indebtedness, strategic acquisitions or investments, additional share repurchases and/or general corporate purposes. We will also continually explore ways to enhance our capital structure.
As of March 31, 2017, we had cash and cash equivalents of $0.5 billion and net debt (defined as outstanding debt less cash and cash equivalents) of $3.5 billion. We also have access to additional liquidity pursuant to the terms of the $2.0 billion Revolving Credit Facility and the €400 million European accounts receivable factoring facility, of which €350 million is available on a committed basis, as described below.
The following table summarizes our available liquidity, which includes cash, cash equivalents and funds available under our significant committed credit facilities, as of March 31, 2017. The amounts disclosed as available under the Company’s significant committed credit facilities are available without violating our existing debt covenants, which are described below.

March 31, 2017

(in millions)
Cash and cash equivalents	$547
Revolving Credit Facility, unutilized portion (1)	1,993
Committed European accounts receivable factoring facility, unutilized portion (2)	377
Total available liquidity	$2,917
(1) Availability reduced by $7 million in letters of credit issued under the Credit Agreement as of March 31, 2017.
(2) Based on March 31, 2017 foreign currency rates, subject to the availability of eligible accounts receivable.

We expect existing cash, available liquidity and cash flows from operations to continue to be sufficient to fund our global operating activities, including restructuring payments, any mandatory payments required under the Credit Agreement as described below, dividends on ordinary shares and capital expenditures. In addition, we expect to continue to repurchase outstanding common shares pursuant to our authorized common share repurchase program, as further described below. Also, as further described in Note 10. Commitments and Contingencies to the consolidated financial statements included herein, the Company has recorded a reserve of $327 million for the Unsecured Creditors litigation. Subsequently, in May 2017, Delphi and the plaintiffs reached an agreement in principle to settle this matter for $310 million. As the terms of the agreement in principle are subject to documentation and approval of the Bankruptcy Court, the timing of any related settlement payments is uncertain.
We also continue to expect to be able to move funds between different countries to manage our global liquidity needs without material adverse tax implications, subject to current monetary policies and to the terms of the Credit Agreement. While a substantial portion of our operating income is generated by our non-U.S. subsidiaries, and as of March 31, 2017, the Company's cash and cash equivalents held by our non-U.S. subsidiaries totaled $526 million, we utilize a combination of strategies, including dividends, cash pooling arrangements, intercompany loan repayments and other distributions and advances to provide the funds necessary to meet our global liquidity needs. There are no significant restrictions on the ability of our subsidiaries to pay dividends or make other distributions to Delphi. If additional non-U.S. cash was needed for our U.S. operations, we would be required to accrue and pay U.S. taxes to repatriate such funds; however, based on our current liquidity needs and repatriation strategies, we do not anticipate a need to repatriate such additional amounts. Additionally, the Company is a U.K. resident taxpayer and as such is not generally subject to U.K. tax on remitted foreign earnings. As a result, we do not anticipate foreign earnings would be subject to a 35% tax rate upon repatriation to the U.K., as is the case when U.S. based companies repatriate earnings to the U.S.
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
A summary of the ordinary shares repurchased during the three months ended March 31, 2017 and 2016 is as follows:

	Three Months Ended March 31,
	2017	2016
Total number of shares repurchased	2,555,703	5,598,216
Average price paid per share	$75.52	$66.03
Total (in millions)	$193	$370
As of March 31, 2017, approximately $1,179 million of share repurchases remained available under the April 2016 share repurchase program. All repurchased shares were retired, and are reflected as a reduction of ordinary share capital for the par value of the shares, with the excess applied as reductions to additional paid-in-capital and retained earnings.
Dividends to Holders of Ordinary Shares
The Company has declared and paid cash dividends per ordinary share during the periods presented as follows:

	Dividend	Amount
	Per Share	(in millions)
2017:
First quarter	$0.29	$78
Total	$0.29	$78
2016:
Fourth quarter	$0.29	$79
Third quarter	0.29	79
Second quarter	0.29	79
First quarter	0.29	80
Total	$1.16	$317

In addition, in April 2017, the Board of Directors declared a regular quarterly cash dividend of $0.29 per ordinary share, payable May 24, 2017 to shareholders of record at the close of business on May 10, 2017.
Acquisitions
Movimento—On January 3, 2017, Delphi acquired 100% of the equity interests of Movimento Group ("Movimento"), a leading provider of Over-the-Air software and data management for the automotive sector, for a purchase price of $40 million at closing and an additional cash payment of up to $10 million contingent upon the achievement of certain performance metrics over a future 2-year period. As further described in Note 17. Acquisitions and Divestitures, the acquisition was accounted for as a business combination, with the operating results of Movimento included within the Company's Electronics and Safety segment from the date of acquisition. The Company acquired Movimento utilizing cash on hand.
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
Technology investments—During the first quarter of 2017, Delphi's Electronics and Safety segment made a $15 million investment in Otonomo Technologies Ltd., the developer of a connected car data marketplace. In April of 2017, Delphi's Electrical/Electronic Architecture segment made a $10 million investment in Valens Semiconductor Ltd., a leading provider of signal processing technology for high frequency data transmission of connected car content. As further described in Note 17. Acquisitions and Divestitures, these investments are accounted for under the cost method.
Divestitures
Mechatronics—On December 30, 2016, Delphi completed the sale of its Mechatronics business, which was previously reported within the Company's Electronics and Safety segment, for net cash proceeds of approximately $197 million. The net sales of this business in 2016 prior to divestiture were approximately $290 million for the year ended December 31, 2016. Delphi recognized a pre-tax gain on the divestiture of $141 million within cost of sales in the fourth quarter of 2016.
Thermal Systems—On March 31, 2016, Delphi closed the sale of its 50 percent interest in its Shanghai Delphi Automotive Air Conditioning ("SDAAC") joint venture to one of Delphi's joint venture partners, Shanghai Aerospace Automobile Electromechanical Co., Ltd ("SAAE"). The Company received cash proceeds of $62 million, net of tax, transaction costs and $29 million of cash divested, and recognized an after-tax gain on the divestiture of $104 million within income from discontinued operations during the year ended December 31, 2016. The financial results of SDAAC, which were consolidated by Delphi, were historically reported as part of the Thermal Systems segment. The Company had previously completed the sale of its wholly owned Thermal Systems business on June 30, 2015, and of its interest in its Korea Delphi Automotive Systems Corporation ("KDAC") joint venture on September 24, 2015.
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

As of March 31, 2017, there were no amounts drawn on the Revolving Credit Facility and approximately $7 million in letters of credit issued under the Credit Agreement. Letters of credit issued under the Credit Agreement reduce availability under the Revolving Credit Facility. No amounts were drawn on the Revolving Credit Facility during the three months ended March 31, 2017.
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

	March 31, 2017		December 31, 2016
	LIBOR plus	ABR plus	LIBOR plus	ABR plus
Revolving Credit Facility	1.10%	0.10%	1.10%	0.10%
Tranche A Term Loan	1.25%	0.25%	1.25%	0.25%
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
The interest rate period with respect to LIBOR interest rate options can be set at one-, two-, three-, or six-months as selected by Delphi in accordance with the terms of the Credit Agreement (or other period as may be agreed by the applicable lenders). Delphi may elect to change the selected interest rate option in accordance with the provisions of the Credit Agreement. As of March 31, 2017, Delphi selected the one-month LIBOR interest rate option on the Tranche A Term Loan, and the rate effective as of March 31, 2017, as detailed in the table below, was based on the Company's current credit rating and the Applicable Rate for the Credit Agreement:

		Borrowings as of
		March 31, 2017	Rate effective as of
	Applicable Rate	(in millions)	March 31, 2017
Tranche A Term Loan	LIBOR plus 1.25%	$400	2.25%
Borrowings under the Credit Agreement are prepayable at Delphi's option without premium or penalty.
The Credit Agreement contains certain covenants that limit, among other things, the Company’s (and the Company’s subsidiaries’) ability to incur certain additional indebtedness or liens or to dispose of substantially all of its assets. In addition, the Credit Agreement requires that the Company maintain a consolidated leverage ratio (the ratio of Consolidated Total Indebtedness to Consolidated EBITDA, each as defined in the Credit Agreement) of less than 3.50 to 1.0. The Credit Agreement also contains events of default customary for financings of this type. The Company was in compliance with the Credit Agreement covenants as of March 31, 2017.
As of March 31, 2017, all obligations under the Credit Agreement were borrowed by Delphi Corporation and jointly and severally guaranteed by its direct and indirect parent companies, subject to certain exceptions set forth in the Credit Agreement. Refer to Note 19. Supplemental Guarantor and Non-Guarantor Condensed Consolidating Financial Statements for additional information.
Senior Unsecured Notes
On February 14, 2013, Delphi Corporation issued $800 million of 5.00% senior unsecured notes due 2023 (the “2013 Senior Notes”) in a transaction registered under Rule 144A and Regulation S of the Securities Act of 1933 (the “Securities Act”). The proceeds were primarily utilized to prepay our term loan indebtedness under the Credit Agreement. Delphi paid approximately $12 million of issuance costs in connection with the 2013 Senior Notes. Interest was payable semi-annually on February 15 and August 15 of each year to holders of record at the close of business on February 1 or August 1 immediately preceding the interest payment date. In September 2016, Delphi redeemed for cash the entire $800 million aggregate principal amount outstanding of the 2013 Senior Notes, primarily financed by the proceeds from the issuance of the 2016 Euro-denominated Senior Notes and the 2016 Senior Notes, each as defined below. As a result of the redemption of the 2013 Senior Notes, Delphi recognized a loss on debt extinguishment of approximately $70 million during the year ended December 31, 2016 within other income (expense), net in the consolidated statement of operations.
On March 3, 2014, Delphi Corporation issued $700 million in aggregate principal amount of 4.15% senior unsecured notes due 2024 (the “2014 Senior Notes”) in a transaction registered under the Securities Act. The 2014 Senior Notes were priced at 99.649% of par, resulting in a yield to maturity of 4.193%. The proceeds were primarily utilized to redeem $500 million of 5.875% senior unsecured notes due 2019 and to repay a portion of the Tranche A Term Loan. Delphi paid approximately $6 million of issuance costs in connection with the 2014 Senior Notes. Interest is payable semi-annually on March 15 and September 15 of each year to holders of record at the close of business on March 1 or September 1 immediately preceding the interest payment date.
On March 10, 2015, Delphi Automotive PLC issued €700 million in aggregate principal amount of 1.50% Euro-denominated senior unsecured notes due 2025 (the “2015 Euro-denominated Senior Notes”) in a transaction registered under the Securities Act. The 2015 Euro-denominated Senior Notes were priced at 99.54% of par, resulting in a yield to maturity of 1.55%. The proceeds were primarily utilized to redeem $500 million of 6.125% senior unsecured notes due 2021, and to fund growth initiatives, such as acquisitions, and share repurchases. Delphi incurred approximately $5 million of issuance costs in connection with the 2015 Euro-denominated Senior Notes. Interest is payable annually on March 10. The Company has designated the 2015 Euro-denominated Senior Notes as a net investment hedge of the foreign currency exposure of its investments in certain Euro-denominated wholly-owned subsidiaries. Refer to Note. 14. Derivatives and Hedging Activities for further information.
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
Although the specific terms of each indenture governing each series of senior notes vary, the indentures contain certain restrictive covenants, including with respect to Delphi's (and Delphi's subsidiaries) ability to incur liens, enter into sale and leaseback transactions and merge with or into other entities. As of March 31, 2017, the Company was in compliance with the provisions of all series of the outstanding senior notes.
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

Other Financing
Receivable factoring—Delphi maintains a €400 million European accounts receivable factoring facility, of which €350 million is available on a committed basis. This facility is accounted for as short-term debt and borrowings are subject to the availability of eligible accounts receivable. Collateral is not required related to these trade accounts receivable. This program matures on August 31, 2017, and will automatically renew on a non-committed, indefinite basis unless terminated by either party. Borrowings bear interest at LIBOR plus 1.05% for borrowings denominated in pounds sterling and Euro Interbank Offered Rate ("EURIBOR") plus 0.80% for borrowings denominated in Euros. No amounts were outstanding on the European accounts receivable factoring facility as of March 31, 2017 or December 31, 2016. The maximum amount drawn under the European facility during the three months ended March 31, 2017 to manage working capital requirements was $199 million.
The Company has entered into arrangements with various financial institutions to sell eligible trade receivables from certain aftermarket customers in North America. These arrangements can be terminated at any time subject to prior written notice. The receivables under these arrangements are sold without recourse to the Company and are therefore accounted for as true sales. During the three months ended March 31, 2017 and March 31, 2016, $16 million and $32 million of receivables were sold under these arrangements, and expenses of less than $1 million and $1 million, respectively, were recognized within interest expense.
Capital leases and other—As of March 31, 2017 and December 31, 2016, approximately $39 million and $42 million, respectively, of other debt issued by certain non-U.S. subsidiaries and capital lease obligations was outstanding.
Government programs—Delphi commonly seeks manufacturing development and financial assistance incentive programs that may be awarded by government entities. Delphi has numerous technology development programs that are competitively awarded from agencies of the U.S. Federal Government, primarily from the U.S. Department of Energy (“DOE”). We received approximately $1 million from Federal agencies three months ended March 31, 2017 for work performed. These programs supplement our internal research and development funds and directly support our product focus of Safe, Green and Connected. We continue to pursue many technology development programs by bidding on competitively procured programs from DOE, as well as the U.S. Department of Transportation (“DOT”). Some of these programs were bid with us being the lead or “Prime Contractor”, and some were bid with us as a “Subrecipient” to the Prime Contractor.
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
Operating activities—Net cash provided by operating activities from continuing operations totaled $290 million and $268 million for the three months ended March 31, 2017 and 2016, respectively. Cash flow from operating activities from continuing operations for the three months ended March 31, 2017 consisted primarily of net earnings from continuing operations of $352 million increased by $195 million for non-cash charges for depreciation, amortization and pension costs, partially offset by $273 million related to changes in operating assets and liabilities, net of restructuring and pension contributions. Cash flow from operating activities from continuing operations for the three months ended March 31, 2016 consisted primarily of net earnings from continuing operations of $335 million increased by $177 million for non-cash charges for depreciation, amortization and pension costs, partially offset by $262 million related to changes in operating assets and liabilities, net of restructuring and pension contributions.
Investing activities—Net cash used in investing activities from continuing operations totaled $270 million for the three months ended March 31, 2017, as compared to $220 million for the three months ended March 31, 2016. The increase in usage is primarily attributable to the net proceeds of $52 million that were received from the sale of our SDAAC joint venture during the three months ended March 31, 2016. Additionally, during the three months ended March 31, 2017 the Company paid $55 million for business acquisitions and technology investments, as compared to $18 million paid for acquisitions and investments during the three months ended March 31, 2016. These increases were partially offset by $25 million of reduced capital expenditures during the three months ended March 31, 2017 as compared to the three months ended March 31, 2016, and $15 million that was paid to settle option contracts entered into in conjunction with the acquisition of HellermannTyton during the three months ended March 31, 2016.

Financing activities—Net cash used in financing activities totaled $332 million and $166 million for the three months ended March 31, 2017 and 2016, respectively. Cash flows used in financing activities for the three months ended March 31, 2017 primarily included $194 million paid to repurchase ordinary shares, $78 million of dividend payments and $20 million of contingent consideration paid for Delphi's 2015 acquisition of Control-Tec. Cash flows used in financing activities for the three months ended March 31, 2016, primarily included $358 million paid to repurchase ordinary shares and $80 million of dividend payments, partially offset by $315 million drawn on the Company's European accounts receivable factoring program as of March 31, 2016 in order to manage working capital requirements.
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
Critical Accounting Estimates
There have been no significant changes in our critical accounting estimates during the three months ended March 31, 2017.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes to the information concerning our exposures to market risk as stated in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. As described in the Form 10-K, we have currency exposures related to buying, selling and financing in currencies other than the local functional currencies in which we operate ("transactional exposure"). We also have currency exposures related to the translation of the financial statements of our non-U.S. subsidiaries that use the local currency as their functional currency into U.S. dollars, the Company's reporting currency ("translational exposure"). As described in Note. 14. Derivatives and Hedging Activities to the unaudited consolidated financial statements included in Part I, Item 1 of this report, to manage this risk the Company designates certain qualifying instruments as net investment hedges of certain non-U.S. subsidiaries. The effective portion of the gains or losses on instruments designated as net investment hedges are recognized within the cumulative translation adjustment component of OCI to offset changes in the value of the net investment in these foreign currency-denominated operations.

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
As of March 31, 2017, the Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated, for disclosure purposes, the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the

Company’s disclosure controls and procedures were effective to provide reasonable assurance that the desired control objectives were achieved as of March 31, 2017.
Changes in Internal Control over Financial Reporting
There were no material changes in the Company’s internal controls over financial reporting during the three months ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
We are from time to time subject to various actions, claims, suits, government investigations, and other proceedings incidental to our business, including those arising out of alleged defects, breach of contracts, competition and antitrust matters, product warranties, intellectual property matters, personal injury claims and employment-related matters. For a description of risks related to various legal proceedings and claims, see Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2016. For a description of our outstanding material legal proceedings, see Note 10. Commitments and Contingencies to the unaudited consolidated financial statements included in this report.
ITEM 1A. RISK FACTORS
We are including the following risk factor to reflect a material development subsequent to the risk factors presented in our Annual Report on Form 10-K for the year ended December 31, 2016. Except for the following additional risk factor, there have been no material changes in risk factors for the Company in the period covered by this report. The following risk factor should be read in conjunction with our description of risk factors in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.
We are pursuing a plan to separate our Powertrain Systems segment into an independent, publicly traded company. The proposed separation is contingent upon the satisfaction of a number of conditions, may not be completed on the currently contemplated timeline, or at all, and may not achieve the intended benefits.
On May 3, 2017, we announced our intent to pursue a separation of our Powertrain Systems segment through a spin-off to our shareholders. The proposed spin-off is subject to various conditions, is complex in nature, and may be affected by unanticipated developments, credit and equity markets, or changes in market conditions. As independent, publicly traded companies, each business will be smaller and less diversified, with a narrower business focus and may be more vulnerable to changing market conditions. Completion of the spin-off will be contingent upon customary closing conditions. These or other unanticipated developments could delay or prevent the proposed spin-off or cause the proposed spin-off to occur on terms or conditions that are less favorable than anticipated.
We may not be able to achieve the full strategic and financial benefits that we anticipate to result from the spin-off, or such benefits may be delayed or not occur at all. We also expect to incur significant expenses in connection with the spin-off. We may experience negative reactions from financial markets if we do not complete the spin-off in a reasonable time period. Following the proposed separation, the combined value of the ordinary shares of the two publicly-traded companies may not be equal to or greater than what the value of our ordinary shares would have been had the proposed separation not occurred.
Any of these factors could have a material adverse effect on our business, financial condition, results of operations, cash flows or the price of our ordinary shares.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
A summary of our ordinary shares repurchased during the three months ended March 31, 2017, is shown below:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (in millions) (3)
January 1, 2017 to January 31, 2017	298,466	70.36	298,466	$1,351
February 1, 2017 to February 28, 2017	1,262,107	$75.27	1,262,107	1,256
March 1, 2017 to March 31, 2017	995,130	77.38	995,130	1,179
Total	2,555,703	75.52	2,555,703

(1)
The total number of shares purchased under the Board authorized plans are described below. The number of shares purchased excludes the 413,362 shares granted for vested RSUs during the three months ended March 31, 2017 that were withheld to cover minimum withholding taxes.

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

ITEM 6. EXHIBITS

Exhibit Number	Description
10.1	Form of Officer Performance-Based RSU Award pursuant to the Delphi Automotive PLC Long-Term Incentive Plan, as amended and restated, effective 2017*+
10.2	Form of Officer Time-Based RSU Award pursuant to the Delphi Automotive PLC Long-Term Incentive Plan, as amended and restated, effective 2017*+
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer*
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	XBRL Instance Document#
101.SCH	XBRL Taxonomy Extension Schema Document#
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document#
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document#
101.LAB	XBRL Taxonomy Extension Label Linkbase Document#
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document#
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
Dated: May 3, 2017