Form 10-Q
period 2017-06-30
Delphi Automotive PLC
filed 2017-08-02
CIK 1521332

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________________________________________________
FORM 10-Q
__________________________________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
The number of the registrant’s ordinary shares outstanding, $0.01 par value per share as of July 28, 2017, was 266,844,164.

DELPHI AUTOMOTIVE PLC

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
DELPHI AUTOMOTIVE PLC
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

	(in millions, except per share amounts)
Net sales	$4,318	$4,206	$8,610	$8,257
Operating expenses:
Cost of sales	3,419	3,346	6,864	6,608
Selling, general and administrative	301	278	589	555
Amortization	33	34	66	67
Restructuring (Note 7)	97	154	159	189
Total operating expenses	3,850	3,812	7,678	7,419
Operating income	468	394	932	838
Interest expense	(35)	(41)	(69)	(82)
Other income (expense), net (Note 16)	8	(5)	(20)	(4)
Income from continuing operations before income taxes and equity income	441	348	843	752
Income tax expense	(62)	(84)	(123)	(159)
Income from continuing operations before equity income	379	264	720	593
Equity income, net of tax	7	7	18	13
Income from continuing operations	386	271	738	606
Income from discontinued operations, net of tax (Note 21)	—	—	—	108
Net income	386	271	738	714
Net income attributable to noncontrolling interest	17	13	34	31
Net income attributable to Delphi	$369	$258	$704	$683

Amounts attributable to Delphi:
Income from continuing operations	$369	$258	$704	$578
Income from discontinued operations	—	—	—	105
Net income	$369	$258	$704	$683

Basic net income per share:
Continuing operations	$1.38	$0.95	$2.62	$2.10
Discontinued operations	—	—	—	0.38
Basic net income per share attributable to Delphi	$1.38	$0.95	$2.62	$2.48
Weighted average number of basic shares outstanding	267.41	272.92	268.30	274.77

Diluted net income per share:
Continuing operations	$1.38	$0.94	$2.62	$2.10
Discontinued operations	—	—	—	0.38
Diluted net income per share attributable to Delphi	$1.38	$0.94	$2.62	$2.48
Weighted average number of diluted shares outstanding	268.03	273.37	268.78	275.20

Cash dividends declared per share	$0.29	$0.29	$0.58	$0.58
See notes to consolidated financial statements.

DELPHI AUTOMOTIVE PLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

	(in millions)
Net income	$386	$271	$738	$714
Other comprehensive income:
Currency translation adjustments	103	(56)	189	(19)
Net change in unrecognized gain on derivative instruments, net of tax (Note 14)	4	26	43	49
Employee benefit plans adjustment, net of tax	1	17	5	22
Other comprehensive income (loss)	108	(13)	237	52
Comprehensive income	494	258	975	766
Comprehensive income attributable to noncontrolling interests	20	10	38	29
Comprehensive income attributable to Delphi	$474	$248	$937	$737
See notes to consolidated financial statements.

DELPHI AUTOMOTIVE PLC
CONSOLIDATED BALANCE SHEETS

	June 30, 2017	December 31, 2016
	(Unaudited)

	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$792	$838
Restricted cash	1	1
Accounts receivable, net	3,127	2,938
Inventories (Note 3)	1,485	1,232
Other current assets (Note 4)	444	410
Total current assets	5,849	5,419
Long-term assets:
Property, net	3,671	3,515
Investments in affiliates	127	101
Intangible assets, net (Note 2)	1,232	1,240
Goodwill (Note 2)	1,628	1,508
Other long-term assets (Note 4)	549	509
Total long-term assets	7,207	6,873
Total assets	$13,056	$12,292
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt (Note 8)	$13	$12
Accounts payable	2,603	2,563
Accrued liabilities (Note 5)	1,554	1,573
Total current liabilities	4,170	4,148
Long-term liabilities:
Long-term debt (Note 8)	4,059	3,959
Pension benefit obligations	986	955
Other long-term liabilities (Note 5)	556	467
Total long-term liabilities	5,601	5,381
Total liabilities	9,771	9,529
Commitments and contingencies (Note 10)
Shareholders’ equity:
Preferred shares, $0.01 par value per share, 50,000,000 shares authorized, none issued and outstanding	—	—
Ordinary shares, $0.01 par value per share, 1,200,000,000 shares authorized, 266,844,078 and 269,789,959 issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	3	3
Additional paid-in-capital	1,617	1,633
Retained earnings	2,257	1,980
Accumulated other comprehensive loss (Note 13)	(982)	(1,215)
Total Delphi shareholders’ equity	2,895	2,401
Noncontrolling interest	390	362
Total shareholders’ equity	3,285	2,763
Total liabilities and shareholders’ equity	$13,056	$12,292
See notes to consolidated financial statements.

DELPHI AUTOMOTIVE PLC
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
	2017	2016

	(in millions)
Cash flows from operating activities:
Net income	$738	$714
Income from discontinued operations, net of tax	—	108
Income from continuing operations	738	606
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	290	285
Amortization	66	67
Amortization of deferred debt issuance costs	3	5
Restructuring expense, net of cash paid	53	93
Deferred income taxes	3	9
Pension and other postretirement benefit expenses	44	31
Income from equity method investments, net of dividends received	(18)	(9)
Gain on sale of assets	(1)	(1)
Share-based compensation	34	28
Changes in operating assets and liabilities:
Accounts receivable, net	(184)	(141)
Inventories	(253)	(136)
Other assets	(47)	6
Accounts payable	121	75
Accrued and other long-term liabilities	63	(19)
Other, net	14	(17)
Pension contributions	(37)	(39)
Net cash provided by operating activities from continuing operations	889	843
Net cash provided by operating activities from discontinued operations	—	—
Net cash provided by operating activities	889	843
Cash flows from investing activities:
Capital expenditures	(393)	(412)
Proceeds from sale of property / investments	7	8
Net proceeds from divestiture of discontinued operations	—	52
Cost of business acquisitions, net of cash acquired	(40)	(15)
Cost of technology investments	(25)	(3)
Settlement of derivatives	(12)	(16)
Net cash used in investing activities from continuing operations	(463)	(386)
Net cash used in investing activities from discontinued operations	—	(4)
Net cash used in investing activities	(463)	(390)
Cash flows from financing activities:
Net (repayments) proceeds under short-term debt agreements	(5)	51
Contingent consideration and deferred acquisition purchase price payments	(20)	—
Dividend payments of consolidated affiliates to minority shareholders	(10)	(12)
Repurchase of ordinary shares	(289)	(435)
Distribution of cash dividends	(156)	(159)
Taxes withheld and paid on employees' restricted share awards	(33)	(40)
Net cash used in financing activities	(513)	(595)
Effect of exchange rate fluctuations on cash and cash equivalents	41	—
Decrease in cash and cash equivalents	(46)	(142)
Cash and cash equivalents at beginning of the period	838	579
Cash and cash equivalents at end of the period	$792	$437
See notes to consolidated financial statements.

DELPHI AUTOMOTIVE PLC
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (Unaudited)

	Ordinary Shares
	Number of Shares	Amount	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Delphi Shareholders’ Equity	Noncontrolling Interest	Total Shareholders’ Equity

	(in millions)
Balance at January 1, 2017	270	$3	$1,633	$1,980	$(1,215)	$2,401	$362	$2,763
Net income	—	—	—	704	—	704	34	738
Other comprehensive income	—	—	—	—	233	233	4	237
Dividends on ordinary shares	—	—	2	(158)	—	(156)	—	(156)
Dividend payments of consolidated affiliates to minority shareholders	—	—	—	—	—	—	(10)	(10)
Taxes withheld on employees' restricted share award vestings	—	—	(33)	—	—	(33)	—	(33)
Repurchase of ordinary shares	(4)	—	(19)	(269)	—	(288)	—	(288)
Share-based compensation	1	—	34	—	—	34	—	34
Balance at June 30, 2017	267	$3	$1,617	$2,257	$(982)	$2,895	$390	$3,285
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
Nature of operations—Delphi is a leading global technology company serving the automotive sector. Delphi designs and manufactures vehicle components and provides electrical and electronic, powertrain and safety technology solutions to the global automotive and commercial vehicle markets. Delphi operates manufacturing facilities and technical centers utilizing a regional service model that enables the Company to efficiently and effectively serve its global customers from best cost countries. In line with the long term growth in emerging markets, Delphi has been increasing its focus on these markets, particularly in China, where the Company has a major manufacturing base and strong customer relationships.
On May 3, 2017, the Company announced its intention to pursue a separation of its Powertrain Systems segment into a new, independent publicly traded company, through a transaction expected to be treated as a tax-free spin-off to its shareholders (the "Separation"). Refer to Note 22. Separation of Powertrain Systems for additional detail.

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
Investments in affiliates accounted for under the cost method totaled $51 million and $26 million as of June 30, 2017 and December 31, 2016, respectively, and are classified within other long-term assets in the consolidated balance sheet.
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
Intangible assets—Intangible assets were $1,232 million and $1,240 million as of June 30, 2017 and December 31, 2016, respectively. Delphi amortizes definite-lived intangible assets over their estimated useful lives. Delphi has definite-lived intangible assets related to patents and developed technology, customer relationships and trade names. Indefinite-lived in-process research and development intangible assets are not amortized, but are tested for impairment annually, or more frequently when indicators of potential impairment exist, until the completion or abandonment of the associated research and development efforts. The Company also has intangible assets related to acquired trade names that are classified as indefinite-lived when there are no foreseeable limits on the periods of time over which they are expected to contribute cash flows. These indefinite-lived trade name assets are tested for impairment annually, or more frequently when indicators of potential impairment exist. Costs to renew or extend the term of acquired intangible assets are recognized as expense as incurred. Amortization expense was $33 million and $66 million for the three and six months ended June 30, 2017 and $34 million and $67 million for the three and six months ended June 30, 2016, respectively.
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
The impairment test involves first qualitatively assessing goodwill for impairment. If the qualitative assessment is not met the Company then performs a quantitative assessment by first comparing the estimated fair value of each reporting unit to its carrying value, including goodwill. Fair value reflects the price a market participant would be willing to pay in a potential sale of the reporting unit. If the estimated fair value exceeds carrying value, then we conclude that no goodwill impairment has occurred. If the carrying value of the reporting unit exceeds its estimated fair value, a second step is required to measure possible goodwill impairment loss. The second step includes hypothetically valuing the tangible and intangible assets and liabilities of the reporting unit as if the reporting unit had been acquired in a business combination. Then, the implied fair value of the reporting unit's goodwill is compared to the carrying value of that goodwill. If the carrying value of the reporting unit's goodwill exceeds the implied fair value of the goodwill, the Company recognizes an impairment loss in an amount equal to the excess, not to exceed the carrying value. There were no indicators of potential goodwill impairment during the six months ended June 30, 2017. Goodwill was $1,628 million and $1,508 million as of June 30, 2017 and December 31, 2016, respectively.
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
Customer concentrations—As reflected in the table below, combined net sales from continuing operations to General Motors Company ("GM") and Volkswagen Group ("VW"), Delphi's two largest customers, totaled approximately 21% and 22% of our total net sales for the three and six months ended June 30, 2017, respectively, and 23% and 22% for the three and six months ended June 30, 2016 respectively.

	Percentage of Total Net Sales				Accounts and Other Receivables
	Three Months Ended June 30,		Six Months Ended June 30,		June 30, 2017	December 31, 2016
	2017	2016	2017	2016

					(in millions)
GM	13%	14%	14%	14%	$337	$370
VW	8%	9%	8%	8%	170	150
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
Delphi adopted ASU 2017-07, Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost ("ASU 2017-07") in the first quarter of 2017. ASU 2017-07 changes the presentation of net periodic pension and postretirement benefit cost in the income statement. Under the new guidance, employers present the service cost component of the net periodic benefit cost in the same income statement line items as other employee compensation costs for services rendered during the period. In addition, only the service cost component is eligible for capitalization as an asset. Employers present the other components of net periodic benefit cost separately from the income statement line items that include the service cost component, outside of operating income. The new guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted as of the beginning of an annual period. The new guidance related to the presentation of the components of net periodic benefit cost within the income statement is to be applied retrospectively. The new guidance limiting the capitalization of net periodic benefit cost in assets to the service cost component will be applied prospectively. As permitted, the Company elected to early adopt this guidance effective January 1, 2017, and has classified the components of net periodic pension and postretirement benefit cost other than service costs from cost of goods sold and selling, general and administrative expense to other expense within the consolidated statement of operations for all periods presented. The adoption of this guidance resulted in the reclassification of $3 million and $6 million of net periodic benefit cost components other than service cost from operating expense to other expense for the three and six months ended June 30, 2016, respectively, and had no impact on net income attributable to Delphi. Approximately $9 million and $16 million of net periodic benefit cost components other than service cost are included within other expense for the three and six months ended June 30, 2017, respectively. Refer to Note. 9. Pension Benefits for further detail of the components of net periodic benefit costs.
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
The Company has continued to monitor FASB activity related to the new standard, and has worked with various non-authoritative industry groups to assess certain interpretative issues and the associated implementation of the new standard. The Company has drafted its accounting policy for the new standard based on a detailed review of its business and contracts. While the Company continues to assess all potential impacts of the new standard, we do not currently expect that the adoption of the new revenue standard will have a material impact on our revenues, results of operations or financial position. As a result of the adoption of this standard, the Company expects to make additional disclosures related to the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers as required by the new standard. The Company plans to adopt the new revenue standard effective January 1, 2018. The Company has not yet selected a transition method and continues to evaluate the effect of the standard on our ongoing financial reporting and implementation approach.
In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. This guidance makes targeted improvements to existing U.S. GAAP for financial instruments, including requiring equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income as opposed to other comprehensive income; requiring entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; requiring separate presentation of financial assets and financial liabilities by measurement category and form of financial asset; and requiring entities to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-

specific credit risk (also referred to as “own credit”) when the organization has elected to measure the liability at fair value in accordance with the fair value option. The new guidance is effective for public companies for fiscal years beginning after December 15, 2017 by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. Early adoption of the own credit provision is permitted. The Company is currently evaluating the impact that the adoption of this guidance will have on its consolidated financial statements; however, based on the nature of financial instruments held by Delphi as of June 30, 2017, the Company does not currently expect that the adoption of ASU 2016-01 will have a material impact on its financial position, results of operations or cash flows. The Company will continue to evaluate any changes in its investments or market conditions, and the related potential impacts of the adoption of ASU 2016-01.
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

3. INVENTORIES
Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or net realizable value, including direct material costs and direct and indirect manufacturing costs. A summary of inventories is shown below:

	June 30, 2017	December 31, 2016

	(in millions)
Productive material	$789	$649
Work-in-process	129	113
Finished goods	567	470
Total	$1,485	$1,232

4. ASSETS
Other current assets consisted of the following:

	June 30, 2017	December 31, 2016

	(in millions)
Value added tax receivable	$195	$192
Prepaid insurance and other expenses	62	66
Reimbursable engineering costs	53	63
Notes receivable	36	43
Income and other taxes receivable	60	26
Deposits to vendors	8	8
Derivative financial instruments (Note 14)	29	11
Other	1	1
Total	$444	$410
Other long-term assets consisted of the following:

	June 30, 2017	December 31, 2016

	(in millions)
Deferred income taxes, net	$258	$283
Unamortized Revolving Credit Facility debt issuance costs (Note 8)	9	10
Income and other taxes receivable	66	56
Reimbursable engineering costs	40	26
Value added tax receivable	34	33
Cost method investments	51	26
Derivative financial instruments (Note 14)	12	8
Other	79	67
Total	$549	$509

5. LIABILITIES
Accrued liabilities consisted of the following:

	June 30, 2017	December 31, 2016

	(in millions)
Payroll-related obligations	$265	$233
Employee benefits, including current pension obligations	69	106
Reserve for Unsecured Creditors litigation (Note 10)	310	300
Income and other taxes payable	174	188
Warranty obligations (Note 6)	111	102
Restructuring (Note 7)	164	153
Customer deposits	32	30
Derivative financial instruments (Note 14)	4	45
Accrued interest	38	40
Other	387	376
Total	$1,554	$1,573
Other long-term liabilities consisted of the following:

	June 30, 2017	December 31, 2016

	(in millions)
Environmental (Note 10)	$5	$5
Extended disability benefits	8	8
Warranty obligations (Note 6)	57	59
Restructuring (Note 7)	100	45
Payroll-related obligations	10	9
Accrued income taxes	150	125
Deferred income taxes, net	170	158
Derivative financial instruments (Note 14)	2	11
Other	54	47
Total	$556	$467

6. WARRANTY OBLIGATIONS
Expected warranty costs for products sold are recognized principally at the time of sale of the product based on an estimate of the amount that eventually will be required to settle such obligations. These accruals are based on factors such as past experience, production changes, industry developments and various other considerations. The estimated costs related to product recalls based on a formal campaign soliciting return of that product are accrued at the time an obligation becomes probable and can be reasonably estimated. These estimates are adjusted from time to time based on facts and circumstances that impact the status of existing claims. Delphi has recognized its best estimate for its total aggregate warranty reserves, including product recall costs, across all of its operating segments as of June 30, 2017. The Company estimates the reasonably possible amount to ultimately resolve all matters in excess of the recorded reserves as of June 30, 2017 to be zero to $30 million.

The table below summarizes the activity in the product warranty liability for the six months ended June 30, 2017:

Warranty Obligations

(in millions)
Accrual balance at beginning of period	$161
Provision for estimated warranties incurred during the period	46
Changes in estimate for pre-existing warranties	51
Settlements made during the period (in cash or in kind)	(97)
Foreign currency translation and other	7
Accrual balance at end of period	$168
In September 2016, one of the Company's OEM customers initiated a recall to enhance airbag deployment systems in certain vehicles. Delphi's Electronics and Safety segment had supplied sensors and related control modules for the airbags in the affected vehicles. During the first quarter of 2017, Delphi reached an agreement with its customer related to this matter. In addition to the Company's previously recorded reserve estimate, Delphi recognized an incremental $43 million of warranty expense within cost of sales during the six months ended June 30, 2017 related to this matter.

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
As part of Delphi's continued efforts to optimize its cost structure, it has undertaken several restructuring programs which include workforce reductions as well as plant closures. These programs are primarily focused on the continued rotation of our manufacturing footprint to best cost locations in Europe and on reducing global overhead costs, including programs implemented to realign the Company's organizational structure due to changes in roles and workforce as a result of the planned spin-off of the Powertrain Systems segment. The Company recorded employee-related and other restructuring charges related to these programs totaling approximately $97 million and $159 million during the three and six months ended June 30, 2017, respectively.
The charges recorded during the three months ended June 30, 2017 included the recognition of approximately $53 million of employee-related and other costs related to the initiation of the closure of a Western European manufacturing site within the Powertrain Systems segment pursuant to the Company's on-going European footprint rotation strategy. Cash payments for this restructuring action are expected to be principally completed by 2020. The charges recorded during the three months ended June 30, 2017 also included $21 million for other programs focused on the continued rotation of our manufacturing footprint to best cost locations in Europe, as well as $13 million for programs implemented to reduce global overhead costs. In addition to these costs, the charges recorded during the six months ended June 30, 2017 included $36 million of costs related to the closure of an Electronics and Safety Western European manufacturing site.
Restructuring costs of approximately $154 million and $189 million were recorded during the three and six months ended June 30, 2016, respectively. These charges include the recognition of approximately $88 million of employee-related and other costs related to the initiation of the closure of a European manufacturing site within the Powertrain Systems segment in the second quarter of 2016. Cash payments for this restructuring action are expected to be principally completed in 2017. Additionally, Delphi recognized non-cash asset impairment charges of $19 million in the second quarter of 2016 related to the initiation of this plant closure, which are recorded within cost of sales. Other restructuring charges incurred during the three months ended June 30, 2016 were primarily related to Delphi's on-going restructuring programs, which included $42 million for other programs focused on the continued rotation of our manufacturing footprint to best cost locations in Europe.
Restructuring charges for employee separation and termination benefits are paid either over the severance period or in a lump sum in accordance with either statutory requirements or individual agreements. Delphi incurred cash expenditures related to its restructuring programs of approximately $106 million and $96 million in the six months ended June 30, 2017 and 2016, respectively.

The following table summarizes the restructuring charges recorded for the three and six months ended June 30, 2017 and 2016 by operating segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

	(in millions)
Electrical/Electronic Architecture	$13	$17	$26	$35
Powertrain Systems	67	126	77	135
Electronics and Safety	17	11	56	19
Total	$97	$154	$159	$189
The table below summarizes the activity in the restructuring liability for the six months ended June 30, 2017:

	Employee Termination Benefits Liability	Other Exit Costs Liability	Total

	(in millions)
Accrual balance at January 1, 2017	$193	$5	$198
Provision for estimated expenses incurred during the period	159	—	159
Payments made during the period	(103)	(3)	(106)
Foreign currency and other	14	(1)	13
Accrual balance at June 30, 2017	$263	$1	$264

8. DEBT
The following is a summary of debt outstanding, net of unamortized issuance costs and discounts, as of June 30, 2017 and December 31, 2016, respectively:

	June 30, 2017	December 31, 2016

	(in millions)
3.15%, senior notes, due 2020 (net of $2 and $3 unamortized issuance costs and $1 and $1 discount, respectively)	$647	$646
4.15%, senior notes, due 2024 (net of $4 and $4 unamortized issuance costs and $2 and $2 discount, respectively)	694	694
1.50%, Euro-denominated senior notes, due 2025 (net of $4 and $4 unamortized issuance costs and $3 and $3 discount, respectively)	789	729
4.25%, senior notes, due 2026 (net of $4 and $4 unamortized issuance costs, respectively)	646	646
1.60%, Euro-denominated senior notes, due 2028 (net of $4 and $4 unamortized issuance costs and $1 and $1 discount, respectively)	564	521
4.40%, senior notes, due 2046 (net of $3 and $3 unamortized issuance costs and $2 and $2 discount, respectively)	295	295
Tranche A Term Loan, due 2021 (net of $2 and $2 unamortized issuance costs, respectively)	398	398
Capital leases and other	39	42
Total debt	4,072	3,971
Less: current portion	(13)	(12)
Long-term debt	$4,059	$3,959
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
As of June 30, 2017, there were no amounts drawn on the Revolving Credit Facility and approximately $7 million in letters of credit issued under the Credit Agreement. Letters of credit issued under the Credit Agreement reduce availability under the Revolving Credit Facility.
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

	June 30, 2017		December 31, 2016
	LIBOR plus	ABR plus	LIBOR plus	ABR plus
Revolving Credit Facility	1.10%	0.10%	1.10%	0.10%
Tranche A Term Loan	1.25%	0.25%	1.25%	0.25%
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
The interest rate period with respect to LIBOR interest rate options can be set at one-, two-, three-, or six-months as selected by Delphi in accordance with the terms of the Credit Agreement (or other period as may be agreed by the applicable lenders). Delphi may elect to change the selected interest rate option in accordance with the provisions of the Credit Agreement. As of June 30, 2017, Delphi selected the one-month LIBOR interest rate option on the Tranche A Term Loan, and the rate effective as of June 30, 2017, as detailed in the table below, was based on the Company's current credit rating and the Applicable Rate for the Credit Agreement:

		Borrowings as of
		June 30, 2017	Rate effective as of
	Applicable Rate	(in millions)	June 30, 2017
Tranche A Term Loan	LIBOR plus 1.25%	$400	2.4375%
Borrowings under the Credit Agreement are prepayable at Delphi's option without premium or penalty.
The Credit Agreement contains certain covenants that limit, among other things, the Company’s (and the Company’s subsidiaries’) ability to incur certain additional indebtedness or liens or to dispose of substantially all of its assets. In addition, the Credit Agreement requires that the Company maintain a consolidated leverage ratio (the ratio of Consolidated Total Indebtedness to Consolidated EBITDA, each as defined in the Credit Agreement) of less than 3.50 to 1.0. The Credit Agreement also contains events of default customary for financings of this type. The Company was in compliance with the Credit Agreement covenants as of June 30, 2017.
As of June 30, 2017, all obligations under the Credit Agreement were borrowed by Delphi Corporation and jointly and severally guaranteed by its direct and indirect parent companies, subject to certain exceptions set forth in the Credit Agreement. Refer to Note 19. Supplemental Guarantor and Non-Guarantor Condensed Consolidating Financial Statements for additional information.

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

Although the specific terms of each indenture governing each series of senior notes vary, the indentures contain certain restrictive covenants, including with respect to Delphi's (and Delphi's subsidiaries) ability to incur liens, enter into sale and leaseback transactions and merge with or into other entities. As of June 30, 2017, the Company was in compliance with the provisions of all series of the outstanding senior notes.
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
Other Financing
Receivable factoring—Delphi maintains a €400 million European accounts receivable factoring facility, of which €350 million is available on a committed basis. This facility is accounted for as short-term debt and borrowings are subject to the availability of eligible accounts receivable. Collateral is not required related to these trade accounts receivable. This program matures on August 31, 2017, and will automatically renew on a non-committed, indefinite basis unless terminated by either party. Borrowings bear interest at LIBOR plus 1.05% for borrowings denominated in pounds sterling and Euro Interbank Offered Rate ("EURIBOR") plus 0.80% for borrowings denominated in Euros. No amounts were outstanding on the European accounts receivable factoring facility as of June 30, 2017 or December 31, 2016.
The Company has entered into arrangements with various financial institutions to sell eligible trade receivables from certain aftermarket customers in North America. These arrangements can be terminated at any time subject to prior written notice. The receivables under these arrangements are sold without recourse to the Company and are therefore accounted for as true sales. During the three and six months ended June 30, 2017, $22 million and $38 million of receivables were sold under these arrangements, and expenses of $1 million and $1 million, respectively, were recognized within interest expense. During the three and six months ended June 30, 2016, $43 million and $75 million of receivables were sold under these arrangements, and expenses of less than $1 million and $2 million, respectively, were recognized within interest expense.
Capital leases and other—As of June 30, 2017 and December 31, 2016, approximately $39 million and $42 million, respectively, of other debt issued by certain non-U.S. subsidiaries and capital lease obligations was outstanding.
Interest—Cash paid for interest related to debt outstanding totaled $67 million and $67 million for the six months ended June 30, 2017 and 2016, respectively.

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
The amounts shown below reflect the defined benefit pension expense for the three and six months ended June 30, 2017 and 2016:

	Non-U.S. Plans		U.S. Plans

	Three Months Ended June 30,
	2017	2016	2017	2016

	(in millions)
Service cost	$15	$13	$—	$—
Interest cost	14	17	1	1
Expected return on plan assets	(18)	(18)	—	—
Curtailment loss	3	—	—	—
Amortization of actuarial losses	9	3	—	—
Net periodic benefit cost	$23	$15	$1	$1

	Non-U.S. Plans		U.S. Plans

	Six Months Ended June 30,
	2017	2016	2017	2016

	(in millions)
Service cost	$27	$25	$—	$—
Interest cost	29	34	1	1
Expected return on plan assets	(35)	(36)	—	—
Curtailment loss	3	—	—	—
Amortization of actuarial losses	18	7	—	—
Net periodic benefit cost	$42	$30	$1	$1
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
Other postretirement benefit obligations were approximately $5 million and $5 million at June 30, 2017 and December 31, 2016, respectively.

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
During the three months ended June 30, 2017, Delphi and the plaintiffs reached an agreement to settle this matter for $310 million, which was subsequently approved by the Bankruptcy Court. In July 2017, the Company paid the $310 million settlement pursuant to the terms of the settlement agreement.
In accordance with the settlement agreement and Bankruptcy Court approval, the Company reduced its reserve for this matter to $310 million as of June 30, 2017. The $17 million portion of the Company's previously recorded reserve that was not included in the terms of the settlement agreement was recorded to other income during the three months ended June 30, 2017.
Brazil Matters
Delphi conducts business operations in Brazil that are subject to the Brazilian federal labor, social security, environmental, tax and customs laws, as well as a variety of state and local laws. While Delphi believes it complies with such laws, they are complex, subject to varying interpretations, and the Company is often engaged in litigation with government agencies regarding the application of these laws to particular circumstances. As of June 30, 2017, the majority of claims asserted against Delphi in Brazil relate to such litigation. The remaining claims in Brazil relate to commercial and labor litigation with private parties. As of June 30, 2017, claims totaling approximately $200 million (using June 30, 2017 foreign currency rates) have been asserted against Delphi in Brazil. As of June 30, 2017, the Company maintains accruals for these asserted claims of $30 million (using June 30, 2017 foreign currency rates). The amounts accrued represent claims that are deemed probable of loss and are reasonably estimable based on the Company’s analyses and assessment of the asserted claims and prior experience with similar matters. While the Company believes its accruals are adequate, the final amounts required to resolve these matters could differ materially from the Company’s recorded estimates and Delphi’s results of operations could be materially affected. The Company estimates the reasonably possible loss in excess of the amounts accrued related to these claims to be zero to $170 million.
Environmental Matters
Delphi is subject to the requirements of U.S. federal, state, local and non-U.S. environmental and safety and health laws and regulations. As of June 30, 2017 and December 31, 2016, the undiscounted reserve for environmental investigation and remediation was approximately $7 million (of which $2 million was recorded in accrued liabilities and $5 million was recorded in other long-term liabilities) and $6 million (of which $1 million was recorded in accrued liabilities and $5 million was recorded in other long-term liabilities), respectively. Delphi cannot ensure that environmental requirements will not change or become more stringent over time or that its eventual environmental remediation costs and liabilities will not exceed the amount of its current reserves. In the event that such liabilities were to significantly exceed the amounts recorded, Delphi’s results of operations could be materially affected. At June 30, 2017, the difference between the recorded liabilities and the reasonably possible range of potential loss was not material.

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
The Company's income tax expense and effective tax rate for the three and six months ended June 30, 2017 and 2016 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

	(dollars in millions)
Income tax expense	$62	$84	$123	$159
Effective tax rate	14%	24%	15%	21%
The Company’s tax rate is affected by the fact that its parent entity is a U.K. resident taxpayer, the tax rates in the U.K. and other jurisdictions in which the Company operates, the relative amount of income earned by jurisdiction and the relative amount of losses or income for which no tax benefit or expense was recognized due to a valuation allowance. The Company’s effective tax rate was impacted by favorable changes in geographic income mix in 2017 as compared to 2016 primarily due to changes in the underlying business operations, the receipt of certain tax incentives and holidays that reduced the effective tax rate for certain subsidiaries below the statutory rate and the impact of losses recorded during the three and six months ended June 30, 2016 in foreign jurisdictions for which no tax benefit was recognized due to a valuation allowance.
The Company’s effective tax rate for the three and six months ended June 30, 2017 includes net discrete tax benefits of $3 million and $11 million, respectively, primarily related to provision to return adjustments, net of related changes in valuation allowances and reserves. The effective tax rate for the three and six months ended June 30, 2016 includes net discrete tax (benefit) expense of $(4) million and $1 million, respectively, primarily related to provision to return adjustments.
Delphi Automotive PLC is a U.K. resident taxpayer and not a domestic corporation for U.S. federal income tax purposes, and as such is not subject to U.S. tax, and generally not subject to U.K. tax on remitted foreign earnings.
Cash paid or withheld for income taxes was $138 million and $157 million for the six months ended June 30, 2017 and 2016 respectively.

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
Weighted Average Shares
The following table illustrates net income per share attributable to Delphi and the weighted average shares outstanding used in calculating basic and diluted income per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

	(in millions, except per share data)
Numerator:
Income from continuing operations	$369	$258	$704	$578
Income from discontinued operations	—	—	—	105
Net income attributable to Delphi	$369	$258	$704	$683
Denominator:
Weighted average ordinary shares outstanding, basic	267.41	272.92	268.30	274.77
Dilutive shares related to restricted stock units ("RSUs")	0.62	0.45	0.48	0.43
Weighted average ordinary shares outstanding, including dilutive shares	268.03	273.37	268.78	275.20

Basic net income per share:
Continuing operations	$1.38	$0.95	$2.62	$2.10
Discontinued operations	—	—	—	0.38
Basic net income per share attributable to Delphi	$1.38	$0.95	$2.62	$2.48
Diluted net income per share:
Continuing operations	$1.38	$0.94	$2.62	$2.10
Discontinued operations	—	—	—	0.38
Diluted net income per share attributable to Delphi	$1.38	$0.94	$2.62	$2.48
Anti-dilutive securities share impact	—	—	—	—
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
A summary of the ordinary shares repurchased during the three and six months ended June 30, 2017 and 2016 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Total number of shares repurchased	1,092,560	894,209	3,648,263	6,492,425
Average price paid per share	$86.92	$72.69	$78.93	$66.95
Total (in millions)	$95	$65	$288	$435

As of June 30, 2017, approximately $1,084 million of share repurchases remained available under the April 2016 share repurchase program. All repurchased shares were retired, and are reflected as a reduction of ordinary share capital for the par value of the shares, with the excess applied as reductions to additional paid-in-capital and retained earnings.
Dividends
The Company has declared and paid cash dividends per ordinary share during the periods presented as follows:

	Dividend	Amount
	Per Share	(in millions)
2017:
Second quarter	$0.29	$78
First quarter	0.29	78
Total	$0.58	$156
2016:
Fourth quarter	$0.29	$79
Third quarter	0.29	79
Second quarter	0.29	79
First quarter	0.29	80
Total	$1.16	$317
In addition, in July 2017, the Board of Directors declared a regular quarterly cash dividend of $0.29 per ordinary share, payable August 23, 2017 to shareholders of record at the close of business on August 9, 2017.
Other
Prior to the completion of the initial public offering on November 22, 2011, net income and other changes to membership interests were allocated to the respective outstanding classes based on the cumulative distribution provisions of the Fourth LLP Agreement.
Under the terms of the Fourth LLP Agreement, if cumulative distributions to the members of Delphi Automotive LLP under certain provisions of the Fourth LLP Agreement exceed $7.2 billion, Delphi, as disbursing agent on behalf of DPHH, is required to pay to the holders of allowed general unsecured claims against DPHH $32.50 for every $67.50 in excess of $7.2 billion distributed to the members, up to a maximum amount of $300 million. This contingency was considered probable of occurring as of June 30, 2017, and a reserve of $310 million was recorded pursuant to the terms of the settlement agreement reached with the plaintiffs and approved by the Bankruptcy Court. Subsequently, in July 2017, the Company paid the $310 million settlement pursuant to the terms of the settlement agreement. Refer to Note 10. Commitments and Contingencies for further discussion of this matter.

13. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The changes in accumulated other comprehensive income (loss) attributable to Delphi (net of tax) for the three and six months ended June 30, 2017 and 2016 are shown below. Prior period other comprehensive income includes activity relating to discontinued operations.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

	(in millions)
Foreign currency translation adjustments:
Balance at beginning of period	$(714)	$(625)	$(799)	$(661)
Aggregate adjustment for the period (1)	100	(53)	185	(17)
Balance at end of period	(614)	(678)	(614)	(678)

Gains (losses) on derivatives:
Balance at beginning of period	28	(83)	(11)	(106)
Other comprehensive income before reclassifications (net tax effect of $5, $5, $20 and $7)	3	1	29	(5)
Reclassification to income (net tax effect of $1, $7, $10 and $16)	1	25	14	54
Balance at end of period	32	(57)	32	(57)

Pension and postretirement plans:
Balance at beginning of period	(401)	(261)	(405)	(266)
Other comprehensive income before reclassifications (net tax effect of $1, $3, $4 and $4)	(7)	14	(10)	16
Reclassification to income (net tax effect of $1, $1, $3 and $1)	8	3	15	6
Balance at end of period	(400)	(244)	(400)	(244)

Accumulated other comprehensive loss, end of period	$(982)	$(979)	$(982)	$(979)

(1)
Includes losses of $73 million and $103 million for the three and six months ended June 30, 2017, and gains (losses) of $17 million and $(8) million for the three and six months ended June 30, 2016, respectively, related to non-derivative net investment hedges, principally offset by the foreign currency impact of intra-entity loans that are of a long-term investment nature in each period. Refer to Note 14. Derivatives and Hedging Activities for further description of these hedges.

Reclassifications from accumulated other comprehensive income to income for the three and six months ended June 30, 2017 and 2016 were as follows:

Reclassification Out of Accumulated Other Comprehensive Income
Details About Accumulated Other Comprehensive Income Components	Three Months Ended June 30,		Six Months Ended June 30,		Affected Line Item in the Statement of Operations
	2017	2016	2017	2016

	(in millions)
Gains (losses) on derivatives:
Commodity derivatives	$2	$(11)	$3	$(25)	Cost of sales
Foreign currency derivatives	(4)	(21)	(27)	(45)	Cost of sales
	(2)	(32)	(24)	(70)	Income before income taxes
	1	7	10	16	Income tax expense
	(1)	(25)	(14)	(54)	Net income
	—	—	—	—	Net income attributable to noncontrolling interest
	$(1)	$(25)	$(14)	$(54)	Net income attributable to Delphi

Pension and postretirement plans:
Actuarial losses	$(9)	$(4)	$(18)	$(7)	Other expense (1)
	(9)	(4)	(18)	(7)	Income before income taxes
	1	1	3	1	Income tax expense
	(8)	(3)	(15)	(6)	Net income
	—	—	—	—	Net income attributable to noncontrolling interest
	$(8)	$(3)	$(15)	$(6)	Net income attributable to Delphi

Total reclassifications for the period	$(9)	$(28)	$(29)	$(60)

(1)	These accumulated other comprehensive loss components are components of net periodic pension cost (see Note 9. Pension Benefits for additional details).

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
As of June 30, 2017, the Company had the following outstanding notional amounts related to commodity and foreign currency forward contracts designated as cash flow hedges that were entered into to hedge forecasted exposures:

Commodity	Quantity Hedged	Unit of Measure	Notional Amount (Approximate USD Equivalent)

	(in thousands)		(in millions)
Copper	55,993	pounds	$145

Foreign Currency	Quantity Hedged	Unit of Measure	Notional Amount (Approximate USD Equivalent)

	(in millions)
Mexican Peso	8,800	MXN	$490
Chinese Yuan Renminbi	2,791	RMB	410
Polish Zloty	332	PLN	90
New Turkish Lira	213	TRY	60
Euro	29	EUR	35
Hungarian Forint	5,930	HUF	20
As of June 30, 2017, Delphi has entered into derivative instruments to hedge cash flows extending out to June 2019.
Gains and losses on derivatives qualifying as cash flow hedges are recorded in accumulated other comprehensive income ("OCI"), to the extent that hedges are effective, until the underlying transactions are recognized in earnings. Unrealized amounts in accumulated OCI will fluctuate based on changes in the fair value of hedge derivative contracts at each reporting period. Net gains on cash flow hedges included in accumulated OCI as of June 30, 2017 were approximately $39 million (approximately $31 million, net of tax). Of this total, approximately $27 million are expected to be included in cost of sales within the next 12 months and $12 million are expected to be included in cost of sales in subsequent periods. Cash flow hedges are discontinued when Delphi determines it is no longer probable that the originally forecasted transactions will occur. The amount included in cost of sales related to cash flow hedge ineffectiveness was insignificant for the three and six months ended June 30, 2017 and 2016. Cash flows from derivatives used to manage commodity and foreign exchange risks are classified as operating activities within the consolidated statement of cash flows.
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
During 2016 and 2017, the Company entered into a series of forward contracts, each of which were designated as net investment hedges of the foreign currency exposure of the Company's investments in certain Chinese Yuan Renminbi ("RMB")-denominated subsidiaries. During the first quarter of 2016, the Company entered into a forward contract with a notional amount of 2.4 billion RMB (approximately $370 million, using March 31, 2016 foreign currency rates), which matured in May 2016, and the Company paid $1 million at settlement. In December 2016, the Company entered into a forward contract with a notional amount of 1.8 billion RMB (approximately $265 million, using December 31, 2016 foreign currency rates), which matured in June 2017, and the Company paid $12 million at settlement. In June 2017, the Company entered into a forward contract with a notional amount of 2.4 billion RMB (approximately $345 million, using June 30, 2017 foreign currency rates), which matures in December 2017.
Refer to the tables below for details of the fair value recorded in the consolidated balance sheet and the effects recorded in the consolidated statement of operations and consolidated statement of comprehensive income related to these derivative instruments.
The Company has designated the €700 million 2015 Euro-denominated Senior Notes and the €500 million 2016 Euro-denominated Senior Notes, as more fully described in Note 8. Debt, as net investment hedges of the foreign currency exposure of its investments in certain Euro-denominated subsidiaries. Due to changes in the value of the Euro-denominated debt instruments designated as net investment hedges, during the three and six months ended June 30, 2017, $73 million and $103 million, respectively, of losses were recognized within the cumulative translation adjustment component of OCI. During the three and six months ended June 30, 2016, $16 million and $(9) million, respectively, of gains (losses) were recognized within the cumulative translation adjustment component of OCI. Cumulative (losses) gains included in accumulated OCI on these net investment hedges were $(43) million as of June 30, 2017 and $60 million as of December 31, 2016. There were no amounts reclassified or recognized for ineffectiveness during the three and six months ended June 30, 2017 or 2016.
Derivatives Not Designated as Hedges
The Company enters into certain foreign currency and commodity contracts that are not designated as hedges. When hedge accounting is not applied to derivative contracts, gains and losses are recorded to other income (expense), net and cost of sales in the consolidated statement of operations.
As more fully disclosed in Note 17. Acquisitions and Divestitures, on July 30, 2015, Delphi made a recommended offer to acquire HellermannTyton. In conjunction with the acquisition, in August 2015, the Company entered into option contracts with notional amounts totaling £917 million to hedge portions of the currency risk associated with the cash payment for the acquisition at a cost of $15 million. Subsequently, in conjunction with the closing of the acquisition, Delphi entered into offsetting option contracts. Pursuant to the requirements of ASC 815, Derivatives and Hedging, the options did not qualify as hedges for accounting purposes. The Company paid $15 million to settle these options during the six months ended June 30, 2016, which is reflected within investing activities in the consolidated statement of cash flows.
Fair Value of Derivative Instruments in the Balance Sheet
The fair value of derivative financial instruments recorded in the consolidated balance sheets as of June 30, 2017 and December 31, 2016 are as follows:

	Asset Derivatives		Liability Derivatives		Net Amounts of Assets and (Liabilities) Presented in the Balance Sheet
	Balance Sheet Location	June 30, 2017	Balance Sheet Location	June 30, 2017	June 30, 2017

	(in millions)
Derivatives designated as cash flow hedges:
Commodity derivatives	Other current assets	$14	Accrued liabilities	$—
Foreign currency derivatives*	Other current assets	19	Other current assets	4	$15
Foreign currency derivatives*	Accrued liabilities	2	Accrued liabilities	3	(1)
Commodity derivatives	Other long-term assets	4	Other long-term liabilities	—
Foreign currency derivatives*	Other long-term assets	9	Other long-term assets	1	8
Foreign currency derivatives*	Other long-term liabilities	—	Other long-term liabilities	2	(2)
Derivatives designated as net investment hedges:
Foreign currency derivatives	Other current assets	$—	Accrued liabilities	$3
Total derivatives designated as hedges		$48		$13

	Asset Derivatives		Liability Derivatives		Net Amounts of Assets and (Liabilities) Presented in the Balance Sheet
	Balance Sheet Location	December 31, 2016	Balance Sheet Location	December 31, 2016	December 31, 2016

	(in millions)
Derivatives designated as cash flow hedges:
Commodity derivatives	Other current assets	$7	Accrued liabilities	$—
Foreign currency derivatives*	Other current assets	6	Other current assets	3	$3
Foreign currency derivatives*	Accrued liabilities	9	Accrued liabilities	55	(46)
Commodity derivatives	Other long-term assets	4	Other long-term liabilities	—
Foreign currency derivatives*	Other long-term assets	8	Other long-term assets	4	4
Foreign currency derivatives*	Other long-term liabilities	—	Other long-term liabilities	11	(11)
Derivatives designated as net investment hedges:
Foreign currency derivatives	Other current assets	$2	Accrued liabilities	$—
Total derivatives designated as hedges		$36		$73

Derivatives not designated:
Foreign currency derivatives*	Other current assets	$—	Other current assets	$1	(1)
Foreign currency derivatives*	Accrued liabilities	2	Accrued liabilities	1	1
Total derivatives not designated as hedges		$2		$2
* Derivative instruments within this category are subject to master netting arrangements and are presented on a net basis in the consolidated balance sheets in accordance with accounting guidance related to the offsetting of amounts related to certain contracts.
The fair value of Delphi’s derivative financial instruments was in a net asset position as of June 30, 2017 and a net liability position as of December 31, 2016.

Effect of Derivatives on the Statement of Operations and Statement of Comprehensive Income
The pre-tax effect of derivative financial instruments in the consolidated statement of operations and consolidated statement of comprehensive income for the three months ended June 30, 2017 is as follows:

Three Months Ended June 30, 2017	Gain (loss) Recognized in OCI (Effective Portion)	Gain (loss) Reclassified from OCI into Income (Effective Portion)	Gain Recognized in Income (Ineffective Portion Excluded from Effectiveness Testing)

	(in millions)
Derivatives designated as cash flow hedges:
Commodity derivatives	$2	$2	$—
Foreign currency derivatives	12	(4)	—
Derivatives designated as net investment hedges:
Foreign currency derivatives	(6)	—	—
Total	$8	$(2)	$—

Loss Recognized in Income

(in millions)
Derivatives not designated:
Foreign currency derivatives	$(1)
Total	$(1)
The pre-tax effect of derivative financial instruments in the consolidated statement of operations and consolidated statement of comprehensive income for the three months ended June 30, 2016 is as follows:

Three Months Ended June 30, 2016	Gain (loss) Recognized in OCI (Effective Portion)	Loss Reclassified from OCI into Income (Effective Portion)	Gain Recognized in Income (Ineffective Portion Excluded from Effectiveness Testing)

	(in millions)
Derivatives designated as cash flow hedges:
Commodity derivatives	$1	$(11)	$—
Foreign currency derivatives	(14)	(21)	—
Derivatives designated as net investment hedges:
Foreign currency derivatives	9	—	—
Total	$(4)	$(32)	$—

Gain Recognized in Income

(in millions)
Derivatives not designated:
Foreign currency derivatives	$—
Total	$—
The pre-tax effect of derivative financial instruments in the consolidated statement of operations and consolidated statement of comprehensive income for the six months ended June 30, 2017 is as follows:

Six Months Ended June 30, 2017	Gain (loss) Recognized in OCI (Effective Portion)	Gain (loss) Reclassified from OCI into Income (Effective Portion)	Gain Recognized in Income (Ineffective Portion Excluded from Effectiveness Testing)

	(in millions)
Derivatives designated as cash flow hedges:
Commodity derivatives	$11	$3	$—
Foreign currency derivatives	54	(27)	—
Derivatives designated as net investment hedges:
Foreign currency derivatives	(16)	—	—
Total	$49	$(24)	$—

Loss Recognized in Income

(in millions)
Derivatives not designated:
Foreign currency derivatives	$(5)
Total	$(5)
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
The gain or loss reclassified from OCI into income for the effective portion of designated derivative instruments and the gain or loss recognized in income for the ineffective portion of designated derivative instruments excluded from effectiveness testing were recorded to other income, net and cost of sales in the consolidated statements of operations for the three and six months ended June 30, 2017 and 2016. The gain or loss recognized in income for non-designated derivative instruments was recorded in other income (expense), net and cost of sales for the three and six months ended June 30, 2017 and 2016.

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
As of June 30, 2017 and December 31, 2016, Delphi was in a net derivative asset (liability) position of $35 million and $(37) million, respectively, and no significant adjustments were recorded for nonperformance risk based on the application of peer companies’ CDS rates, evaluation of our own nonperformance risk and because Delphi’s exposures were to counterparties with investment grade credit ratings. Refer to Note 14. Derivatives and Hedging Activities for further information regarding derivatives.
Contingent consideration—As described in Note 17. Acquisitions and Divestitures, as of June 30, 2017, additional contingent consideration may be earned as a result of Delphi's acquisition agreements for Movimento Group ("Movimento"), Control-Tec LLC ("Control-Tec"), Ottomatika, Inc. ("Ottomatika") and Antaya Technologies Corporation ("Antaya"). The liability for contingent consideration is estimated as of the date of the acquisition and is recorded as part of the purchase price, and is subsequently re-measured to fair value at each reporting date, based on a probability-weighted discounted cash flow analysis using a rate that reflects the uncertainty surrounding the expected outcomes, which the Company believes is appropriate and representative of market participant assumptions. The measurement of the liability for contingent consideration is based on significant inputs that are not observable in the market, and is therefore classified as a Level 3 measurement in accordance with ASU Topic 820-10-35. Examples of utilized unobservable inputs are estimated future earnings of the acquired businesses and applicable discount rates. The estimate of the liability may fluctuate if there are changes in the forecast of the acquired businesses' future earnings, as a result of actual earnings levels achieved or in the discount rates used to determine the present value of contingent future cash flows. As of June 30, 2017, the range of periods in which the earn-out provisions may be achieved is from 2017 to 2018. The Company regularly reviews these assumptions and makes adjustments to the fair value measurements as required by facts and circumstances.
As of June 30, 2017 and December 31, 2016, the liability for contingent consideration was $24 million (of which $2 million was classified within other current liabilities and $22 million was classified within other long-term liabilities) and $35 million (of which was $22 million classified within other current liabilities and $13 million was classified within other long-term liabilities). Adjustments to this liability for interest accretion are recognized in interest expense, and any other changes in the fair value of this liability are recognized within other income (expense), net in the consolidated statement of operations.
The changes in the contingent consideration liability classified as a Level 3 measurement for the six months ended June 30, 2017 were as follows:

Contingent Consideration Liability

(in millions)
Fair value at beginning of period	$35
Additions	8
Payments	(20)
Interest accretion	1
Fair value at end of period	$24

During the six months ended June 30, 2017, Delphi recorded a liability of $8 million for the estimated fair value of the contingent consideration for the acquisition of Movimento, as further described in Note 17. Acquisitions and Divestitures. Also during the six months ended June 30, 2017, Delphi paid $20 million of contingent consideration related to its 2015 acquisition of Control-Tec.
As of June 30, 2017 and December 31, 2016, Delphi had the following assets measured at fair value on a recurring basis:

	Total	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3

	(in millions)
As of June 30, 2017
Commodity derivatives	$18	$—	$18	$—
Foreign currency derivatives	23	—	23	—
Total	$41	$—	$41	$—
As of December 31, 2016:
Commodity derivatives	$11	$—	$11	$—
Foreign currency derivatives	8	—	8	—
Total	$19	$—	$19	$—
As of June 30, 2017 and December 31, 2016, Delphi had the following liabilities measured at fair value on a recurring basis:

	Total	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3

	(in millions)
As of June 30, 2017
Commodity derivatives	$—	$—	$—	$—
Foreign currency derivatives	6	—	6	—
Contingent consideration	24	—	—	24
Total	$30	$—	$6	$24
As of December 31, 2016:
Foreign currency derivatives	$56	$—	$56	$—
Contingent consideration	35	—	—	35
Total	$91	$—	$56	$35
Non-derivative financial instruments—Delphi’s non-derivative financial instruments include cash and cash equivalents, accounts and notes receivable, accounts payable, as well as debt, which consists of its accounts receivable factoring arrangements, capital leases and other debt issued by Delphi’s non-U.S. subsidiaries, the Revolving Credit Facility, the Tranche A Term Loan and all series of outstanding senior notes. The fair value of debt is based on quoted market prices for instruments with public market data or significant other observable inputs for instruments without a quoted public market price (Level 2). As of June 30, 2017 and December 31, 2016, total debt was recorded at $4,072 million and $3,971 million, respectively, and had estimated fair values of $4,153 million and $4,007 million, respectively. For all other financial instruments recorded at June 30, 2017 and December 31, 2016, fair value approximates book value.
Fair Value Measurements on a Nonrecurring Basis
In addition to items that are measured at fair value on a recurring basis, Delphi also has items in its balance sheet that are measured at fair value on a nonrecurring basis. As these items are not measured at fair value on a recurring basis, they are not included in the tables above. Nonfinancial assets and liabilities that are measured at fair value on a nonrecurring basis include certain long-lived assets, equity and cost method investments, intangible assets, asset retirement obligations, share-based compensation and liabilities for exit or disposal activities measured at fair value upon initial recognition. During the three and six months ended June 30, 2017, Delphi recorded non-cash asset impairment charges totaling $4 million and $9 million, respectively, within cost of sales related to declines in the fair values of certain fixed assets. During the three and six months ended June 30, 2016, Delphi recorded non-cash asset impairment charges totaling $22 million within cost of sales related to declines in the fair values of certain fixed assets, $19 million of which related to the initiation of a plant closure of a European manufacturing site within the Powertrain Systems segment in the second quarter of 2016, as further described in Note 7. Restructuring. Fair value of long-lived assets is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved and a review of appraisals. As such, Delphi has determined that the fair value measurements of long-lived assets fall in Level 3 of the fair value hierarchy.

16. OTHER INCOME, NET
Other income (expense), net included:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

	(in millions)
Interest income	$1	$—	$3	$1
Components of net periodic benefit cost other than service cost (Note 9)	(9)	(3)	(16)	(6)
Reserve for Unsecured Creditors litigation	17	—	(10)	—
Other, net	(1)	(2)	3	1
Other income (expense), net	$8	$(5)	$(20)	$(4)
As further discussed in Note 10. Commitments and Contingencies, during the three months ended March 31, 2017, Delphi recorded an incremental reserve of $27 million as a result of a ruling in the Unsecured Creditors litigation related to pre-judgment interest, which was in addition to the Company's previously recorded reserve of $300 million for this matter. During the three months ended June 30, 2017, Delphi and the plaintiffs entered into an agreement to settle this matter for $310 million, which Delphi subsequently paid in July 2017. The $17 million portion of the Company's previously recorded reserve that was not included in the terms of the settlement agreement was recorded to other income during the three months ended June 30, 2017.

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
Technology Investments
During the three months ended June 30, 2017, the Company's Electrical/Electronic Architecture segment made a $10 million investment in Valens Semiconductor Ltd., a leading provider of signal processing technology for high frequency data transmission of connected car content. During the first quarter of 2017, Delphi's Electronics and Safety segment made a $15 million investment in Otonomo Technologies Ltd., the developer of a connected car data marketplace.
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

A summary of RSU activity, including award grants, vesting and forfeitures is provided below:

	RSUs	Weighted Average Grant Date Fair Value
	(in thousands)
Nonvested, January 1, 2017	1,740	$76.54
Granted	877	79.68
Vested	(340)	73.85
Forfeited	(121)	76.78
Nonvested, June 30, 2017	2,156	78.23
Delphi recognized compensation expense of $16 million ($14 million, net of tax) and $10 million ($9 million, net of tax) based on the Company’s best estimate of ultimate performance against the respective targets during the three months ended June 30, 2017 and 2016, respectively. Delphi recognized compensation expense of $32 million ($28 million, net of tax) and $27 million ($23 million, net of tax) based on the Company’s best estimate of ultimate performance against the respective targets during the six months ended June 30, 2017 and 2016, respectively. Delphi will continue to recognize compensation expense, based on the grant date fair value of the awards applied to the Company’s best estimate of ultimate performance against the respective targets, over the requisite vesting periods of the awards. Based on the grant date fair value of the awards and the Company’s best estimate of ultimate performance against the respective targets as of June 30, 2017, unrecognized compensation expense on a pre-tax basis of approximately $105 million is anticipated to be recognized over a weighted average period of approximately 2 years. For the six months ended June 30, 2017 and 2016, respectively, approximately $33 million and $40 million of cash was paid and reflected as a financing activity in the statements of cash flows related to the minimum statutory tax withholding for vested RSUs.

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

Statement of Operations Three Months Ended June 30, 2017

	Parent	Subsidiary Guarantors	Subsidiary Issuer/Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated

	(in millions)
Net sales	$—	$—	$—	$4,318	$—	$4,318
Operating expenses:
Cost of sales	—	—	—	3,419	—	3,419
Selling, general and administrative	29	—	—	272	—	301
Amortization	—	—	—	33	—	33
Restructuring	—	—	—	97	—	97
Total operating expenses	29	—	—	3,821	—	3,850
Operating (loss) income	(29)	—	—	497	—	468
Interest (expense) income	(63)	(1)	(43)	(4)	76	(35)
Other income (expense), net	—	56	—	28	(76)	8
(Loss) income from continuing operations before income taxes and equity income	(92)	55	(43)	521	—	441
Income tax benefit (expense)	1	—	16	(79)	—	(62)
(Loss) income from continuing operations before equity income	(91)	55	(27)	442	—	379
Equity in net income of affiliates	—	—	—	7	—	7
Equity in net income (loss) of subsidiaries	460	392	49	—	(901)	—
Income (loss) from continuing operations	369	447	22	449	(901)	386
Income from discontinued operations, net of tax	—	—	—	—	—	—
Net income (loss)	369	447	22	449	(901)	386
Net income attributable to noncontrolling interest	—	—	—	17	—	17
Net income (loss) attributable to Delphi	$369	$447	$22	$432	$(901)	$369
Statement of Operations Six Months Ended June 30, 2017

	Parent	Subsidiary Guarantors	Subsidiary Issuer/Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated

	(in millions)
Net sales	$—	$—	$—	$8,610	$—	$8,610
Operating expenses:
Cost of sales	—	—	—	6,864	—	6,864
Selling, general and administrative	35	—	—	554	—	589
Amortization	—	—	—	66	—	66
Restructuring	—	—	—	159	—	159
Total operating expenses	35	—	—	7,643	—	7,678
Operating (loss) income	(35)	—	—	967	—	932
Interest (expense) income	(122)	(4)	(86)	(6)	149	(69)
Other income (expense), net	—	66	1	62	(149)	(20)
(Loss) income from continuing operations before income taxes and equity income	(157)	62	(85)	1,023	—	843
Income tax benefit (expense)	1	—	31	(155)	—	(123)
(Loss) income from continuing operations before equity income	(156)	62	(54)	868	—	720
Equity in net income of affiliates	—	—	—	18	—	18
Equity in net income (loss) of subsidiaries	860	769	19	—	(1,648)	—
Income (loss) from continuing operations	704	831	(35)	886	(1,648)	738
Income from discontinued operations, net of tax	—	—	—	—	—	—
Net income (loss)	704	831	(35)	886	(1,648)	738
Net income attributable to noncontrolling interest	—	—	—	34	—	34
Net income (loss) attributable to Delphi	$704	$831	$(35)	$852	$(1,648)	$704

Statement of Operations Three Months Ended June 30, 2016

	Parent	Subsidiary Guarantors	Subsidiary Issuer/Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated

	(in millions)
Net sales	$—	$—	$—	$4,206	$—	$4,206
Operating expenses:
Cost of sales	—	—	—	3,346	—	3,346
Selling, general and administrative	35	—	—	243	—	278
Amortization	—	—	—	34	—	34
Restructuring	—	—	—	154	—	154
Total operating expenses	35	—	—	3,777	—	3,812
Operating (loss) income	(35)	—	—	429	—	394
Interest (expense) income	(50)	(8)	(50)	(20)	87	(41)
Other income (expense), net	—	31	16	35	(87)	(5)
(Loss) income from continuing operations before income taxes and equity income	(85)	23	(34)	444	—	348
Income tax benefit (expense)	—	—	12	(96)	—	(84)
(Loss) income from continuing operations before equity income	(85)	23	(22)	348	—	264
Equity in net income of affiliates	—	—	—	7	—	7
Equity in net income (loss) of subsidiaries	343	327	147	—	(817)	—
Income from continuing operations	258	350	125	355	(817)	271
Income from discontinued operations, net of tax	—	—	—	—	—	—
Net income (loss)	258	350	125	355	(817)	271
Net income attributable to noncontrolling interest	—	—	—	13	—	13
Net income (loss) attributable to Delphi	$258	$350	$125	$342	$(817)	$258
Statement of Operations Six Months Ended June 30, 2016

	Parent	Subsidiary Guarantors	Subsidiary Issuer/Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated

	(in millions)
Net sales	$—	$—	$—	$8,257	$—	$8,257
Operating expenses:
Cost of sales	—	—	—	6,608	—	6,608
Selling, general and administrative	64	—	—	491	—	555
Amortization	—	—	—	67	—	67
Restructuring	—	—	—	189	—	189
Total operating expenses	64	—	—	7,355	—	7,419
Operating (loss) income	(64)	—	—	902	—	838
Interest (expense) income	(96)	(16)	(101)	(39)	170	(82)
Other income (expense), net	—	62	33	71	(170)	(4)
(Loss) income from continuing operations before income taxes and equity income	(160)	46	(68)	934	—	752
Income tax benefit (expense)	—	—	25	(184)	—	(159)
(Loss) income from continuing operations before equity income	(160)	46	(43)	750	—	593
Equity in net income of affiliates	—	—	—	13	—	13
Equity in net income (loss) of subsidiaries	843	800	251	—	(1,894)	—
Income from continuing operations	683	846	208	763	(1,894)	606
Income from discontinued operations, net of tax	—	—	—	108	—	108
Net income (loss)	683	846	208	871	(1,894)	714
Net income attributable to noncontrolling interest	—	—	—	31	—	31
Net income (loss) attributable to Delphi	$683	$846	$208	$840	$(1,894)	$683

Statement of Comprehensive Income Three Months Ended June 30, 2017

	Parent	Subsidiary Guarantors	Subsidiary Issuer/Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated

	(in millions)
Net income (loss)	$369	$447	$22	$449	$(901)	$386
Other comprehensive income (loss):
Currency translation adjustments	(73)	—	—	176	—	103
Net change in unrecognized gain (loss) on derivative instruments, net of tax	—	—	—	4	—	4
Employee benefit plans adjustment, net of tax	—	—	—	1	—	1
Other comprehensive (loss) income	(73)	—	—	181	—	108
Equity in other comprehensive income (loss) of subsidiaries	178	(40)	13	—	(151)	—
Comprehensive income (loss)	474	407	35	630	(1,052)	494
Comprehensive income attributable to noncontrolling interests	—	—	—	20	—	20
Comprehensive income (loss) attributable to Delphi	$474	$407	$35	$610	$(1,052)	$474
Statement of Comprehensive Income Six Months Ended June 30, 2017

	Parent	Subsidiary Guarantors	Subsidiary Issuer/Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated

	(in millions)
Net income (loss)	$704	$831	$(35)	$886	$(1,648)	$738
Other comprehensive income (loss):
Currency translation adjustments	(103)	—	—	292	—	189
Net change in unrecognized gain (loss) on derivative instruments, net of tax	—	—	—	43	—	43
Employee benefit plans adjustment, net of tax	—	—	—	5	—	5
Other comprehensive (loss) income	(103)	—	—	340	—	237
Equity in other comprehensive income (loss) of subsidiaries	336	(11)	61	—	(386)	—
Comprehensive income (loss)	937	820	26	1,226	(2,034)	975
Comprehensive income attributable to noncontrolling interests	—	—	—	38	—	38
Comprehensive income (loss) attributable to Delphi	$937	$820	$26	$1,188	$(2,034)	$937

Statement of Comprehensive Income Three Months Ended June 30, 2016

	Parent	Subsidiary Guarantors	Subsidiary Issuer/Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated

	(in millions)
Net income (loss)	$258	$350	$125	$355	$(817)	$271
Other comprehensive income (loss):
Currency translation adjustments	16	—	—	(72)	—	(56)
Net change in unrecognized gain (loss) on derivative instruments, net of tax	—	—	—	26	—	26
Employee benefit plans adjustment, net of tax	—	—	—	17	—	17
Other comprehensive income (loss)	16	—	—	(29)	—	(13)
Equity in other comprehensive (loss) income of subsidiaries	(26)	(102)	—	—	128	—
Comprehensive income (loss)	248	248	125	326	(689)	258
Comprehensive income attributable to noncontrolling interests	—	—	—	10	—	10
Comprehensive income (loss) attributable to Delphi	$248	$248	$125	$316	$(689)	$248
Statement of Comprehensive Income Six Months Ended June 30, 2016

	Parent	Subsidiary Guarantors	Subsidiary Issuer/Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated

	(in millions)
Net income (loss)	$683	$846	$208	$871	$(1,894)	$714
Other comprehensive income (loss):
Currency translation adjustments	(9)	—	—	(10)	—	(19)
Net change in unrecognized gain (loss) on derivative instruments, net of tax	—	—	—	49	—	49
Employee benefit plans adjustment, net of tax	—	—	—	22	—	22
Other comprehensive (loss) income	(9)	—	—	61	—	52
Equity in other comprehensive income (loss) of subsidiaries	63	(125)	11	—	51	—
Comprehensive income (loss)	737	721	219	932	(1,843)	766
Comprehensive income attributable to noncontrolling interests	—	—	—	29	—	29
Comprehensive income (loss) attributable to Delphi	$737	$721	$219	$903	$(1,843)	$737

Balance Sheet as of June 30, 2017

	Parent	Subsidiary Guarantors	Subsidiary Issuer/Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated

	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$—	$792	$—	$792
Restricted cash	—	—	—	1	—	1
Accounts receivable, net	—	—	—	3,127	—	3,127
Intercompany receivables, current	3	1,882	270	6,015	(8,170)	—
Inventories	—	—	—	1,485	—	1,485
Other current assets	—	—	—	444	—	444
Total current assets	3	1,882	270	11,864	(8,170)	5,849
Long-term assets:
Intercompany receivables, long-term	—	1,107	768	1,738	(3,613)	—
Property, net	—	—	—	3,671	—	3,671
Investments in affiliates	—	—	—	127	—	127
Investments in subsidiaries	12,031	9,743	3,311	—	(25,085)	—
Intangible assets, net	—	—	—	2,860	—	2,860
Other long-term assets	60	—	9	480	—	549
Total long-term assets	12,091	10,850	4,088	8,876	(28,698)	7,207
Total assets	$12,094	$12,732	$4,358	$20,740	$(36,868)	$13,056
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$—	$—	$8	$5	$—	$13
Accounts payable	—	—	—	2,603	—	2,603
Intercompany payables, current	6,059	68	970	1,073	(8,170)	—
Accrued liabilities	30	310	9	1,205	—	1,554
Total current liabilities	6,089	378	987	4,886	(8,170)	4,170
Long-term liabilities:
Long-term debt	2,942	—	1,085	32	—	4,059
Intercompany payables, long-term	168	1,321	1,333	791	(3,613)	—
Pension benefit obligations	—	—	—	986	—	986
Other long-term liabilities	—	—	11	545	—	556
Total long-term liabilities	3,110	1,321	2,429	2,354	(3,613)	5,601
Total liabilities	9,199	1,699	3,416	7,240	(11,783)	9,771
Total Delphi shareholders’ equity	2,895	11,033	942	13,110	(25,085)	2,895
Noncontrolling interest	—	—	—	390	—	390
Total shareholders’ equity	2,895	11,033	942	13,500	(25,085)	3,285
Total liabilities and shareholders’ equity	$12,094	$12,732	$4,358	$20,740	$(36,868)	$13,056

Balance Sheet as of December 31, 2016

	Parent	Subsidiary Guarantors	Subsidiary Issuer/Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated

	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$2	$—	$—	$836	$—	$838
Restricted cash	—	—	—	1	—	1
Accounts receivable, net	—	—	—	2,938	—	2,938
Intercompany receivables, current	47	1,843	436	5,285	(7,611)	—
Inventories	—	—	—	1,232	—	1,232
Other current assets	—	—	—	410	—	410
Total current assets	49	1,843	436	10,702	(7,611)	5,419
Long-term assets:
Intercompany receivables, long-term	—	1,070	768	1,767	(3,605)	—
Property, net	—	—	—	3,515	—	3,515
Investments in affiliates	—	—	—	101	—	101
Investments in subsidiaries	10,833	8,722	3,090	—	(22,645)	—
Intangible assets, net	—	—	—	2,748	—	2,748
Other long-term assets	60	—	10	439	—	509
Total long-term assets	10,893	9,792	3,868	8,570	(26,250)	6,873
Total assets	$10,942	$11,635	$4,304	$19,272	$(33,861)	$12,292
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$—	$—	$3	$9	$—	$12
Accounts payable	3	—	—	2,560	—	2,563
Intercompany payables, current	5,504	68	974	1,065	(7,611)	—
Accrued liabilities	31	300	30	1,212	—	1,573
Total current liabilities	5,538	368	1,007	4,846	(7,611)	4,148
Long-term liabilities:
Long-term debt	2,837	—	1,090	32	—	3,959
Intercompany payables, long-term	166	1,317	1,296	826	(3,605)	—
Pension benefit obligations	—	—	—	955	—	955
Other long-term liabilities	—	—	10	457	—	467
Total long-term liabilities	3,003	1,317	2,396	2,270	(3,605)	5,381
Total liabilities	8,541	1,685	3,403	7,116	(11,216)	9,529
Total Delphi shareholders’ equity	2,401	9,950	901	11,794	(22,645)	2,401
Noncontrolling interest	—	—	—	362	—	362
Total shareholders’ equity	2,401	9,950	901	12,156	(22,645)	2,763
Total liabilities and shareholders’ equity	$10,942	$11,635	$4,304	$19,272	$(33,861)	$12,292

Statement of Cash Flows for the Six Months Ended June 30, 2017

	Parent	Subsidiary Guarantors	Subsidiary Issuer/Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated

	(in millions)
Net cash (used in) provided by operating activities from continuing operations	$(35)	$26	$—	$898	$—	$889
Net cash provided by operating activities from discontinued operations	—	—	—	—	—	—
Net cash (used in) provided by operating activities	(35)	26	—	898	—	889
Cash flows from investing activities:
Capital expenditures	—	—	—	(393)	—	(393)
Proceeds from sale of property / investments	—	—	—	7	—	7
Cost of business acquisitions, net of cash acquired	—	—	—	(40)	—	(40)
Cost of technology investments	—	—	—	(25)	—	(25)
Settlement of derivatives	—	—	—	(12)	—	(12)
Loans to affiliates	—	(26)	—	(452)	478	—
Net cash (used in) provided by investing activities from continuing operations	—	(26)	—	(915)	478	(463)
Net cash provided by investing activities from discontinued operations	—	—	—	—	—	—
Net cash (used in) provided by investing activities	—	(26)	—	(915)	478	(463)
Cash flows from financing activities:
Net repayments under other short- and long-term debt agreements	—	—	—	(5)	—	(5)
Contingent consideration and deferred acquisition purchase price payments	—	—	—	(20)	—	(20)
Dividend payments of consolidated affiliates to minority shareholders	—	—	—	(10)	—	(10)
Proceeds from borrowings from affiliates	478	—	—	—	(478)	—
Repurchase of ordinary shares	(289)	—	—	—	—	(289)
Distribution of cash dividends	(156)	—	—	—	—	(156)
Taxes withheld and paid on employees' restricted share awards	—	—	—	(33)	—	(33)
Net cash provided by (used in) financing activities	33	—	—	(68)	(478)	(513)
Effect of exchange rate fluctuations on cash and cash equivalents	—	—	—	41	—	41
Decrease in cash and cash equivalents	(2)	—	—	(44)	—	(46)
Cash and cash equivalents at beginning of period	2	—	—	836	—	838
Cash and cash equivalents at end of period	$—	$—	$—	$792	$—	$792

Statement of Cash Flows for the Six Months Ended June 30, 2016

	Parent	Subsidiary Guarantors	Subsidiary Issuer/Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated

	(in millions)
Net cash (used in) provided by operating activities from continuing operations	$(24)	$7	$—	$860	$—	$843
Net cash provided by operating activities from discontinued operations	—	—	—	—	—	—
Net cash (used in) provided by operating activities	(24)	7	—	860	—	843
Cash flows from investing activities:
Capital expenditures	—	—	—	(412)	—	(412)
Proceeds from sale of property / investments	—	—	—	8	—	8
Net proceeds from divestiture of discontinued operations	—	—	—	52	—	52
Cost of business acquisitions, net of cash acquired	—	—	(15)	—	—	(15)
Cost of technology investments	—	—	(3)	—	—	(3)
Settlement of derivatives	—	—	—	(16)	—	(16)
Loans to affiliates	—	(7)	—	(630)	637	—
Repayments of loans from affiliates	—	—	—	3	(3)	—
Net cash (used in) provided by investing activities from continuing operations	—	(7)	(18)	(995)	634	(386)
Net cash used in investing activities from discontinued operations	—	—	—	(4)	—	(4)
Net cash (used in) provided by investing activities	—	(7)	(18)	(999)	634	(390)
Cash flows from financing activities:
Net proceeds under other short-term debt agreements	—	—	—	51	—	51
Dividend payments of consolidated affiliates to minority shareholders	—	—	—	(12)	—	(12)
Proceeds from borrowings from affiliates	619	—	18	—	(637)	—
Payments on borrowings from affiliates	(3)	—	—	—	3	—
Repurchase of ordinary shares	(435)	—	—	—	—	(435)
Distribution of cash dividends	(159)	—	—	—	—	(159)
Taxes withheld and paid on employees' restricted share awards	—	—	—	(40)	—	(40)
Net cash provided by (used in) financing activities	22	—	18	(1)	(634)	(595)
Effect of exchange rate fluctuations on cash and cash equivalents	—	—	—	—	—	—
Decrease in cash and cash equivalents	(2)	—	—	(140)	—	(142)
Cash and cash equivalents at beginning of period	4	—	—	575	—	579
Cash and cash equivalents at end of period	$2	$—	$—	$435	$—	$437

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
Generally, Delphi evaluates segment performance based on stand-alone segment net income before interest expense, other income (expense), net, income tax expense, equity income (loss), net of tax, income (loss) from discontinued operations, net of tax, restructuring, separation costs related to the planned spin-off of the Powertrain Systems segment, other acquisition and portfolio project costs (which includes costs incurred to integrate acquired businesses and to plan and execute product portfolio transformation actions, including business and product acquisitions and divestitures), asset impairments and gains (losses) on business divestitures (“Adjusted Operating Income”) and accounts for inter-segment sales and transfers as if the sales or transfers were to third parties, at current market prices. Delphi’s management utilizes Adjusted Operating Income as the key performance measure of segment income or loss to evaluate segment performance, and for planning and forecasting purposes to allocate resources to the segments, as management believes this measure is most reflective of the operational profitability or loss of Delphi's operating segments. Segment Adjusted Operating Income should not be considered a substitute for results prepared in accordance with U.S. GAAP and should not be considered an alternative to net income attributable to Delphi, which is the most directly comparable financial measure to Adjusted Operating Income that is prepared in accordance with U.S. GAAP. Segment Adjusted Operating Income, as determined and measured by Delphi, should also not be compared to similarly titled measures reported by other companies.
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
Included below are sales and operating data for Delphi’s segments for the three and six months ended June 30, 2017 and 2016.

	Electrical/ Electronic Architecture	Powertrain Systems	Electronics and Safety	Eliminations and Other (1)	Total

	(in millions)
For the Three Months Ended June 30, 2017:
Net sales	$2,345	$1,187	$821	$(35)	$4,318
Depreciation & amortization	$104	$52	$25	$—	$181
Adjusted operating income	$333	$162	$92	$—	$587
Operating income	$318	$76	$74	$—	$468
Equity income	$7	$—	$—	$—	$7
Net income attributable to noncontrolling interest	$9	$8	$—	$—	$17

	Electrical/ Electronic Architecture	Powertrain Systems	Electronics and Safety	Eliminations and Other (1)	Total

	(in millions)
For the Three Months Ended June 30, 2016:
Net sales	$2,352	$1,146	$748	$(40)	$4,206
Depreciation & amortization	$100	$70	$20	$—	$190
Adjusted operating income	$345	$134	$101	$—	$580
Operating income (loss)	$323	$(16)	$87	$—	$394
Equity income	$7	$—	$—	$—	$7
Net income attributable to noncontrolling interest	$6	$7	$—	$—	$13

	Electrical/ Electronic Architecture	Powertrain Systems	Electronics and Safety	Eliminations and Other (1)	Total

	(in millions)
For the Six Months Ended June 30, 2017:
Net sales	$4,687	$2,355	$1,639	$(71)	$8,610
Depreciation & amortization	$205	$102	$49	$—	$356
Adjusted operating income	$662	$322	$140	$—	$1,124
Operating income	$631	$220	$81	$—	$932
Equity income	$18	$—	$—	$—	$18
Net income attributable to noncontrolling interest	$18	$16	$—	$—	$34

	Electrical/ Electronic Architecture	Powertrain Systems	Electronics and Safety	Eliminations and Other (1)	Total

	(in millions)
For the Six Months Ended June 30, 2016:
Net sales	$4,629	$2,263	$1,445	$(80)	$8,257
Depreciation & amortization	$195	$116	$41	$—	$352
Adjusted operating income	$652	$259	$181	$—	$1,092
Operating income	$585	$96	$157	$—	$838
Equity income	$13	$—	$—	$—	$13
Net income attributable to noncontrolling interest	$13	$15	$—	$—	$28

(1)	Eliminations and Other includes the elimination of inter-segment transactions.

The reconciliation of Adjusted Operating Income to Operating Income includes, as applicable, restructuring, separation costs, other acquisition and portfolio project costs (which includes costs incurred to integrate acquired businesses and to plan and execute product portfolio transformation actions, including business and product acquisitions and divestitures), asset impairments and gains (losses) on business divestitures. The reconciliation of Adjusted Operating Income to net income attributable to Delphi for the three and six months ended June 30, 2017 and 2016 are as follows:

	Electrical/ Electronic Architecture	Powertrain Systems	Electronics and Safety	Eliminations and Other	Total

	(in millions)
For the Three Months Ended June 30, 2017:
Adjusted operating income	$333	$162	$92	$—	$587
Restructuring	(13)	(67)	(17)	—	(97)
Separation costs	—	(15)	—	—	(15)
Other acquisition and portfolio project costs	(2)	—	(1)	—	(3)
Asset impairments	—	(4)	—	—	(4)
Operating income	$318	$76	$74	$—	468
Interest expense					(35)
Other income, net					8
Income from continuing operations before income taxes and equity income					441
Income tax expense					(62)
Equity income, net of tax					7
Income from continuing operations					386
Income from discontinued operations, net of tax					—
Net income					386
Net income attributable to noncontrolling interest					17
Net income attributable to Delphi					$369

	Electrical/ Electronic Architecture	Powertrain Systems	Electronics and Safety	Eliminations and Other	Total

	(in millions)
For the Three Months Ended June 30, 2016:
Adjusted operating income	$345	$134	$101	$—	$580
Restructuring	(17)	(126)	(11)	—	(154)
Other acquisition and portfolio project costs	(5)	(2)	(3)	—	(10)
Asset impairments	—	(22)	—	—	(22)
Operating income (loss)	$323	$(16)	$87	$—	394
Interest expense					(41)
Other expense, net					(5)
Income from continuing operations before income taxes and equity income					348
Income tax expense					(84)
Equity income, net of tax					7
Income from continuing operations					271
Income from discontinued operations, net of tax					—
Net income					271
Net income attributable to noncontrolling interest					13
Net income attributable to Delphi					$258

	Electrical/ Electronic Architecture	Powertrain Systems	Electronics and Safety	Eliminations and Other	Total

	(in millions)
For the Six Months Ended June 30, 2017:
Adjusted operating income	$662	$322	$140	$—	$1,124
Restructuring	(26)	(77)	(56)	—	(159)
Separation costs	—	(15)	—	—	(15)
Other acquisition and portfolio project costs	(5)	(2)	(2)	—	(9)
Asset impairments	—	(8)	(1)	—	(9)
Operating income	$631	$220	$81	$—	932
Interest expense					(69)
Other expense, net					(20)
Income from continuing operations before income taxes and equity income					843
Income tax expense					(123)
Equity income, net of tax					18
Income from continuing operations					738
Income from discontinued operations, net of tax					—
Net income					738
Net income attributable to noncontrolling interest					34
Net income attributable to Delphi					$704

	Electrical/ Electronic Architecture	Powertrain Systems	Electronics and Safety	Eliminations and Other	Total

	(in millions)
For the Six Months Ended June 30, 2016:
Adjusted operating income	$652	$259	$181	$—	$1,092
Restructuring	(35)	(135)	(19)	—	(189)
Other acquisition and portfolio project costs	(32)	(6)	(5)	—	(43)
Asset impairments	—	(22)	—	—	(22)
Operating income	$585	$96	$157	$—	838
Interest expense					(82)
Other expense, net					(4)
Income from continuing operations before income taxes and equity income					752
Income tax expense					(159)
Equity income, net of tax					13
Income from continuing operations					606
Income from discontinued operations, net of tax					108
Net income					714
Net income attributable to noncontrolling interest					31
Net income attributable to Delphi					$683

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

A reconciliation of the major classes of line items constituting pre-tax profit or loss of discontinued operations to income from discontinued operations, net of tax as presented in the consolidated statements of operations is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

	(in millions)
Net sales	$—	$—	$—	$78
Cost of sales	—	—	—	67
Selling, general and administrative	—	—	—	4
Income from discontinued operations before income taxes and equity income	—	—	—	7
Gain on divestiture of discontinued operations, net of tax	—	—	—	104
Adjustment to prior period gain on divestiture, net of tax	—	—	—	(3)
Income from discontinued operations, net of tax	—	—	—	108
Income from discontinued operations attributable to noncontrolling interests	—	—	—	3
Net income from discontinued operations attributable to Delphi	$—	$—	$—	$105
Income from discontinued operations before income taxes attributable to Delphi was $0 and $115 million for the six months ended June 30, 2017 and 2016, respectively. No assets or liabilities were classified as held for sale as of June 30, 2017 or December 31, 2016.

22. SEPARATION OF POWERTRAIN SYSTEMS
On May 3, 2017, the Company announced its intention to pursue a separation of its Powertrain Systems segment into a new, independent publicly traded company, through a transaction expected to be treated as a tax-free spin-off to its shareholders. The Company plans to complete the separation by March 2018, subject to customary closing conditions.
During the three and six months ended June 30, 2017, the Company incurred costs of $15 million related to the separation. These costs, which are included in selling, general and administrative expense within the consolidated statement of operations, were primarily related to third party professional fees associated with planning the separation.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
This Quarterly Report on Form 10-Q, including the exhibits being filed as part of this report, as well as other statements made by Delphi Automotive PLC (“Delphi,” the “Company,” “we,” “us” and “our”), contain forward-looking statements that reflect, when made, the Company’s current views with respect to current events and financial performance. Such forward-looking statements are subject to many risks, uncertainties and factors relating to the Company’s operations and business environment, which may cause the actual results of the Company to be materially different from any future results, express or implied, by such forward-looking statements. All statements that address future operating, financial or business performance or the Company’s strategies or expectations are forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “will,” “should,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “projects,” “potential,” “outlook” or “continue,” and other comparable terminology. Factors that could cause actual results to differ materially from these forward-looking statements include, but are not limited to, the following: global and regional economic conditions, including conditions affecting the credit market and resulting from the United Kingdom referendum held on June 23, 2016 in which voters approved an exit from the European Union, commonly referred to as "Brexit"; fluctuations in interest rates and foreign currency exchange rates; the cyclical nature of automotive sales and production; the potential disruptions in the supply of and changes in the competitive environment for raw material integral to the Company’s products; the Company’s ability to maintain contracts that are critical to its operations; potential changes to beneficial free trade laws and regulations such as the North American Free Trade Agreement; the ability of the Company to integrate and realize the benefits of recent acquisitions; the ability of the Company to achieve the intended benefits from, or to complete, the proposed separation of its Powertrain Systems segment; the ability of the Company to attract, motivate and/or retain key executives; the ability of the Company to avoid or continue to operate during a strike, or partial work stoppage or slow down by any of its unionized employees or those of its principal customers; and the ability of the Company to attract and retain customers. Additional factors are discussed under the captions “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s filings with the Securities and Exchange Commission, including those set forth in the Company's Annual Report on Form 10-K for fiscal year ended December 31, 2016 and within the Quarterly Report on Form 10-Q for the quarter ended March 31, 2017. New risks and uncertainties arise from time to time, and it is impossible for us to predict these events or how they may affect the Company. It should be remembered that the price of the ordinary shares and any income from them can go down as well as up. Delphi disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events and/or otherwise, except as may be required by law.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following management’s discussion and analysis of financial condition and results of operations (“MD&A”) is intended to help you understand the business operations and financial condition of the Company for the three and six months ended June 30, 2017. This discussion should be read in conjunction with Item 1. Financial Statements. Our MD&A is presented in eight sections:

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
On May 3, 2017, we announced our intention to pursue a separation of our Powertrain Systems segment through a transaction expected to be treated as a tax-free spin-off to Delphi’s shareholders (the "Separation"). The Company plans to complete the Separation by March 2018, subject to customary closing conditions. During the three and six months ended June 30, 2017, the Company incurred costs of $15 million related to the Separation. These costs, which are included in selling, general and administrative expense within the consolidated statement of operations, primarily related to third party professional fees associated with planning the Separation. The Company expects to continue to incur additional expenses related to the Separation during 2017.
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
Our total net sales during the three and six months ended June 30, 2017 were $4.3 billion and $8.6 billion, an increase of 3% and 4% compared to the same periods of 2016, respectively. The increase in our total net sales is primarily attributable to continued increased volumes in the Europe and Asia Pacific regions. Our overall lean cost structure, along with above-market sales growth in all regions enabled us to improve gross margins in the six months ended June 30, 2017 as compared to the prior year period.
We are focused on maintaining a low fixed cost structure that we believe provides us flexibility to remain profitable throughout the traditional vehicle industry production cycle, including during periods of reduced industry volumes. Accordingly, we will continue to adjust our cost structure and optimize our manufacturing footprint in response to changes in the global and regional automotive markets. As we operate in a cyclical industry that is impacted by movements in the global and regional economies, we continually evaluate opportunities to further adjust our cost structure, as evidenced by the restructuring programs we have implemented in order to continue the rotation of our manufacturing footprint to best cost locations and to reduce global overhead costs, as described in Note 7. Restructuring. We believe our strong balance sheet coupled with our flexible cost structure will position us to capitalize on improvements in OEM production volumes.
Trends, Uncertainties and Opportunities
Economic Conditions. Our business is directly related to automotive sales and automotive vehicle production by our customers. Automotive sales depend on a number of factors, including global and regional economic conditions. Although global automotive vehicle production increased 5% from 2015 to 2016, economic conditions and the resultant levels of automotive vehicle production were uneven from a regional perspective. Vehicle production increased by 2% in North America and 3% in Europe in 2016, as consumer demand for vehicles increased. Both the North American and European economies are expected to continue to experience moderate growth in 2017, which is expected to result in a 1% increase in European production. However, after several years of increases, consumer demand for vehicles in North America is expected to recede, resulting in a 2% decrease in North American production in 2017 as compared to the increased volumes experienced in 2016. Automotive production in China increased by 15% in 2016 as compared to 2015, benefiting in part from a consumer vehicle tax reduction program. Following a partial increase in the consumer vehicle tax in 2017, vehicle production in China is expected to increase by 1% in 2017 as compared to 2016. Additionally, vehicle production in South America, our smallest region, decreased by 12% in 2016 as compared to 2015, with volumes expected to increase by 15% in 2017 from the reduced volumes experienced in 2016.
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
There have also been periods of increased market volatility and currency exchange rate fluctuations, both globally and most specifically within the United Kingdom (“U.K.”) and Europe, as a result of the U.K. referendum held on June 23, 2016 in which voters approved an exit from the European Union (“E.U.”), commonly referred to as “Brexit.” As a result of the referendum, the British government formally initiated the process for withdrawal in March 2017. The terms of any withdrawal are subject to a negotiation period that could last at least two years from the initiation date. Nevertheless, the proposed withdrawal has created significant uncertainty about the future relationship between the U.K. and the E.U. These developments, or the perception that any of them could occur, may adversely affect European and worldwide economic and market conditions, significantly reduce global market liquidity and restrict the ability of key market participants to operate in certain financial markets and could contribute to instability in global financial and foreign exchange markets, including increased volatility in interest rates and foreign exchange rates. Although we are actively monitoring the ongoing potential impacts of Brexit and will seek to minimize its impact on our business, any of these effects of Brexit, among others, could adversely affect our business, business opportunities, results of operations, financial condition and cash flows. Approximately 5% of our annual net sales are generated in the U.K., and approximately 3% are denominated in British pounds.
Key growth markets. There have been periods of increased market volatility and moderations in the level of economic growth in China, which resulted in periods of lower automotive production growth rates in China than those previously experienced. Despite these recent moderations in the level of economic growth in China, rising income levels in China and other emerging markets have resulted and are expected to result in stronger growth rates in these markets over the long term. Our strong global presence, and presence in these markets, has positioned us to experience above-market growth rates over the long term. We continue to expand our established presence in emerging markets, positioning us to benefit from the expected long term growth opportunities in these regions. We are capitalizing on our long-standing relationships with the global OEMs and further enhancing our positions with the emerging market OEMs to continue expanding our worldwide leadership. We continue to build upon our extensive geographic reach to capitalize on fast-growing automotive markets. We believe that our presence in best cost countries positions us to realize incremental margin improvements as the global balance of automotive production shifts towards the emerging markets.
We have a strong local presence in China, including a major manufacturing base and well-established customer relationships. All of our business segments have operations and sales in China. Our business in China remains sensitive to economic and market conditions that impact automotive sales volumes in China, and may be affected if the pace of growth slows as the Chinese market matures or if there are reductions in vehicle demand in China. However, we continue to believe there is long term growth potential in this market based on increasing long term automotive and vehicle content demand.
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
Global capabilities. Many OEMs are continuing to adopt global vehicle platforms to increase standardization, reduce per unit cost and increase capital efficiency and profitability. As a result, OEMs are selecting suppliers that have the capability to manufacture products on a worldwide basis, as well as the flexibility to adapt to regional variations. Suppliers with global scale and strong design, engineering and manufacturing capabilities are best positioned to benefit from this trend. Our global footprint enables us to serve the global OEMs on a worldwide basis as we gain market share with the emerging market OEMs. This regional model principally services the North American market out of Mexico, the South American market out of Brazil, the European market out of Eastern Europe and North Africa and the Asia Pacific market out of China, and we have continued to rotate our manufacturing footprint to best cost locations within these regions.
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
We are focused on maintaining a low fixed cost structure that provides us flexibility to remain profitable at all points of the traditional vehicle industry production cycle. As a result, approximately 94% of our hourly workforce is located in best cost countries. Furthermore, we have substantial operational flexibility by leveraging a large workforce of temporary workers, which represented approximately 14% of the hourly workforce as of June 30, 2017. However, we will continue to adjust our cost structure and optimize our manufacturing footprint in response to changes in the global and regional automotive markets and in order to increase investment in advanced technologies and engineering, as evidenced by our on-going restructuring programs focused on the continued rotation of our manufacturing footprint to best cost locations in Europe and on reducing our global overhead costs. As we continue to operate in a cyclical industry that is impacted by movements in the global and regional economies, we continually evaluate opportunities to further refine our cost structure.
We have a strong balance sheet with gross debt of approximately $4.1 billion and substantial available liquidity of approximately $3.2 billion of cash and cash equivalents and available financing under our Revolving Credit Facility and committed European accounts receivable factoring facility as of June 30, 2017, and no significant U.S. defined benefit or workforce postretirement health care benefits and employer-paid postretirement basic life insurance benefits (“OPEB”) liabilities. We intend to maintain strong financial discipline targeting industry-leading earnings growth, cash flow generation and return on invested capital and to maintain sufficient liquidity to sustain our financial flexibility throughout the industry cycle.
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
For example, in September 2016, one of our OEM customers initiated a recall of approximately 3.64 million vehicles in the United States to enhance the airbag deployment system. Delphi supplied sensors and related control modules for the airbags in the affected vehicles. Although Delphi believes it supplied these components in compliance with the customer's product specifications and validation criteria, we assisted with our customer's efforts surrounding its recall, and during the first quarter of 2017, reached an agreement with our customer to share costs associated with the recall. Accordingly, during the six months ended June 30, 2017 we recognized an incremental $43 million charge in addition to our previously recorded reserve estimate related to this matter.
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
Evolution of the automotive industry. The automotive industry is increasingly evolving towards the implementation of high-technology, software-dependent components and solutions. In particular, the industry is focused on the development of advanced driver assistance technologies, with the goal of developing and introducing a commercially-viable, fully automated driving experience. We expect automated driving technologies will provide strong societal benefit as well as the opportunity for long term growth for our product offerings in this space. We are continuing to invest in the automated driving space, and have continued to develop market-leading automated driving platform solutions such as automated driving software, key active safety sensing technologies and our Multi-Domain Controller, which fuses information from sensing systems as well as mapping and navigation data to make driving decisions. We have also entered into a collaborative arrangement with Mobileye N.V. to jointly develop the Centralized Sensing, Localization and Planning ("CSLP") platform, a complete turn-key fully autonomous driving platform for our OEM customers, with the goal of being production ready for 2019. There has also been increasing societal demand for mobility on demand ("MoD") services, such as car- and ride-sharing, and an increasing number of traditional automotive companies have made investments in the MoD space. We believe the increasing societal demand for MoD services will accelerate the development of autonomous driving technologies, strongly benefiting the MoD space. We recently entered into agreements to develop fully-autonomous vehicles and associated infrastructure as part of automated MoD pilots for the government of Singapore and with Transdev, a leading global provider of mobility services, in France. As a result of our substantial investments and strategic partnerships, we believe we are well-aligned with industry technology trends that will result in sustainable future growth in these evolving areas.
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

Three and Six Months Ended June 30, 2017 versus Three and Six Months Ended June 30, 2016
The results of operations for the three and six months ended June 30, 2017 and 2016 were as follows:

	Three Months Ended June 30,					Six Months Ended June 30,
	2017		2016		Favorable/(unfavorable)	2017		2016		Favorable/(unfavorable)

	(dollars in millions)
Net sales	$4,318		$4,206		$112	$8,610		$8,257		$353
Cost of sales	3,419		3,346		(73)	6,864		6,608		(256)
Gross margin	899	20.8%	860	20.4%	39	1,746	20.3%	1,649	20.0%	97
Selling, general and administrative	301		278		(23)	589		555		(34)
Amortization	33		34		1	66		67		1
Restructuring	97		154		57	159		189		30
Operating income	468		394		74	932		838		94
Interest expense	(35)		(41)		6	(69)		(82)		13
Other income (expense), net	8		(5)		13	(20)		(4)		(16)
Income from continuing operations before income taxes and equity income	441		348		93	843		752		91
Income tax expense	(62)		(84)		22	(123)		(159)		36
Income from continuing operations before equity income	379		264		115	720		593		127
Equity income, net of tax	7		7		—	18		13		5
Income from continuing operations	386		271		115	738		606		132
Income from discontinued operations, net of tax	—		—		—	—		108		(108)
Net income	386		271		115	738		714		24
Net income attributable to noncontrolling interest	17		13		4	34		31		3
Net income attributable to Delphi	$369		$258		$111	$704		$683		$21

Total Net Sales
Below is a summary of our total net sales for the three months ended June 30, 2017 versus June 30, 2016.

	Three Months Ended June 30,			Variance Due To:
	2017	2016	Favorable/(unfavorable)	Volume, net of contractual price reductions	FX	Commodity pass-through	Other	Total

	(in millions)			(in millions)
Total net sales	$4,318	$4,206	$112	$234	$(75)	$28	$(75)	$112
Total net sales for the three months ended June 30, 2017 increased 3% compared to the three months ended June 30, 2016. We experienced volume growth of 7% for the period, primarily as a result of increased sales in Europe and Asia Pacific, which was partially offset by decreases due to unfavorable currency impacts, primarily related to the Euro and Chinese Yuan Renminbi, and contractual price reductions. Net sales also decreased by a net $75 million as a result of acquisitions and divestitures, reflected in Other above, primarily due to the divestiture of our Mechatronics business in the fourth quarter of 2016, partially offset by our acquisition of Movimento in 2017. Refer to Note 17. Acquisitions and Divestitures to the consolidated financial statements for additional information regarding acquisitions and divestitures.
Below is a summary of our total net sales for the six months ended June 30, 2017 versus June 30, 2016.

	Six Months Ended June 30,			Variance Due To:
	2017	2016	Favorable/(unfavorable)	Volume, net of contractual price reductions	FX	Commodity pass-through	Other	Total

	(in millions)			(in millions)
Total net sales	$8,610	$8,257	$353	$627	$(161)	$32	$(145)	$353
Total net sales for the six months ended June 30, 2017 increased 4% compared to the six months ended June 30, 2016. We experienced volume growth of 9% for the period, primarily as a result of increased sales in all regions, which was partially offset by decreases due to unfavorable currency impacts, primarily related to the Euro and Chinese Yuan Renminbi, and contractual price reductions. Net sales also decreased by a net $145 million as a result of acquisitions and divestitures, reflected in Other above, primarily due to the divestiture of our Mechatronics business in the fourth quarter of 2016, partially offset by our acquisition of Movimento in 2017. Refer to Note 17. Acquisitions and Divestitures to the consolidated financial statements for additional information regarding acquisitions and divestitures.
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
Cost of sales increased $73 million for the three months ended June 30, 2017 compared to the three months ended June 30, 2016, as summarized below. The Company's material cost of sales was approximately 50% of net sales in both the three months ended June 30, 2017 and June 30, 2016.

	Three Months Ended June 30,			Variance Due To:
	2017	2016	Favorable/(unfavorable)	Volume (a)	FX	Operational performance	Other	Total

	(dollars in millions)			(in millions)
Cost of sales	$3,419	$3,346	$(73)	$(240)	$74	$81	$12	$(73)
Gross margin	$899	$860	$39	$(6)	$(1)	$81	$(35)	$39
Percentage of net sales	20.8%	20.4%

(a)	Presented net of contractual price reductions for gross margin variance.
The increase in cost of sales reflects increased volumes, partially offset by improved operational performance and the impacts from currency exchange for the three month period. The increase in cost of sales was partially offset by the following items in Other above:

•
Net decreased costs of $56 million resulting from the operations of the businesses acquired and divested, primarily as a result of the divestiture of our Mechatronics business in the fourth quarter of 2016, partially offset by the acquisition of Movimento in 2017, as further described in Note 17. Acquisitions and Divestitures. This decrease was partially offset by

•	Increased commodity costs of $28 million.
Cost of sales increased $256 million for the six months ended June 30, 2017 compared to the six months ended June 30, 2016, as summarized below. The Company's material cost of sales was approximately 50% of net sales in both the six months ended June 30, 2017 and June 30, 2016.

	Six Months Ended June 30,			Variance Due To:
	2017	2016	Favorable/(unfavorable)	Volume (a)	FX	Operational performance	Other	Total

	(dollars in millions)			(in millions)
Cost of sales	$6,864	$6,608	$(256)	$(552)	$145	$152	$(1)	$(256)
Gross margin	$1,746	$1,649	$97	$75	$(16)	$152	$(114)	$97
Percentage of net sales	20.3%	20.0%

(a)	Presented net of contractual price reductions for gross margin variance.

The increase in cost of sales reflects increased volumes, partially offset by improved operational performance and the impacts from currency exchange for the six month period. The increase in cost of sales is also attributable to the following items in Other above:

•
$61 million of increased warranty costs, primarily due to the accrual of $43 million during the six months ended June 30, 2017 as a result of an agreement reached with one of our customers for a specific warranty matter, as further described in Note 6. Warranty Obligations, and

•	$32 million of increased commodity costs; which were offset by

•
Net decreased costs of $102 million resulting from the operations of the businesses acquired and divested, primarily as a result of the divestiture of our Mechatronics business in the fourth quarter of 2016, partially offset by the acquisition of Movimento in 2017, as further described in Note 17. Acquisitions and Divestitures.

Selling, General and Administrative Expense

	Three Months Ended June 30,
	2017	2016	Favorable/ (unfavorable)

	(dollars in millions)
Selling, general and administrative expense	$301	$278	$(23)
Percentage of net sales	7.0%	6.6%

	Six Months Ended June 30,
	2017	2016	Favorable/ (unfavorable)

	(dollars in millions)
Selling, general and administrative expense	$589	$555	$(34)
Percentage of net sales	6.8%	6.7%
Selling, general and administrative expense ("SG&A") includes administrative expenses, information technology costs and incentive compensation related costs, and increased as a percentage of sales for the three and six months ended June 30, 2017 as compared to 2016, primarily due to $15 million of separation costs recorded during the three and six months ended June 30, 2017 related to the planned spin-off of our Powertrain Systems segment, as well as increased incentive compensation accruals. These increases were partially offset by the impact of cost reduction initiatives, including our continuing rotation to best cost manufacturing locations in Europe and initiatives focused on reducing global overhead costs.
Amortization

	Three Months Ended June 30,
	2017	2016	Favorable/ (unfavorable)

	(in millions)
Amortization	$33	$34	$1

	Six Months Ended June 30,
	2017	2016	Favorable/ (unfavorable)

	(in millions)
Amortization	$66	$67	$1
Amortization expense reflects the non-cash charge related to definite-lived intangible assets. The consistency in amortization during the three and six months ended June 30, 2017 compared to 2016 reflects the continued amortization of our definite-lived intangible assets, which resulted primarily from our acquisitions, over their estimated useful lives.

Restructuring

	Three Months Ended June 30,
	2017	2016	Favorable/ (unfavorable)

	(dollars in millions)
Restructuring	$97	$154	$57
Percentage of net sales	2.2%	3.7%

	Six Months Ended June 30,
	2017	2016	Favorable/ (unfavorable)

	(dollars in millions)
Restructuring	$159	$189	$30
Percentage of net sales	1.8%	2.3%
The decrease in restructuring expense recorded during the three and six months ended June 30, 2017 as compared to the three and six months ended June 30, 2016 is primarily attributable to a decrease in costs recognized for plant closures as compared to the prior periods.
Restructuring expenses incurred in the three and six months ended included the recognition of approximately $53 million of employee-related and other costs related to the initiation of the closure of a Western European manufacturing site within the Powertrain Systems segment pursuant to the Company's on-going European footprint rotation strategy. Cash payments for this restructuring action are expected to be principally completed by 2020. The charges recorded during the three months ended June 30, 2017 also included $21 million for other programs focused on the continued rotation of our manufacturing footprint to best cost locations in Europe, as well as $13 million for programs implemented to reduce global overhead costs. In addition to these costs, the charges recorded during the six months ended June 30, 2017 included $36 million of costs related to the closure of an Electronics and Safety Western European manufacturing site.
Restructuring expenses incurred in the three and six months ended June 30, 2016 were primarily related to on-going restructuring programs focused on the continued rotation of our manufacturing footprint to best cost locations in Europe, which included workforce reductions as well as plant closures. These charges included $88 million of employee-related and other costs recorded during the three months ended June 30, 2016 for the initiation of a plant closure at a European manufacturing site within the Powertrain Systems segment. Other restructuring charges incurred during the three months ended June 30, 2016 were primarily related to Delphi's on-going restructuring programs, which included $42 million for other programs focused on the continued rotation of our manufacturing footprint to best cost locations in Europe.
We expect to continue to incur additional restructuring expense in 2017, primarily related to programs focused on the continued rotation of our manufacturing footprint to best cost locations in Europe and to reduce global overhead costs, including realignment of the Company's organizational structure due to changes in roles and workforce resulting from the planned spin-off of the Powertrain Systems segment. Additionally, as we continue to operate in a cyclical industry that is impacted by movements in the global and regional economies, we continually evaluate opportunities to further adjust our cost structure and optimize our manufacturing footprint. The Company plans to implement additional restructuring activities in the future, if necessary, in order to align manufacturing capacity and other costs with prevailing regional automotive production levels and locations, to improve the efficiency and utilization of other locations and in order to increase investment in advanced technologies and engineering. Such future restructuring actions are dependent on market conditions, customer actions and other factors.
Refer to Note 7. Restructuring to the consolidated financial statements included herein for additional information.

Interest Expense

	Three Months Ended June 30,
	2017	2016	Favorable/ (unfavorable)

	(in millions)
Interest expense	$35	$41	$6

	Six Months Ended June 30,
	2017	2016	Favorable/ (unfavorable)

	(in millions)
Interest expense	$69	$82	$13
The decrease in interest expense compared to the prior year period primarily reflects the redemption of $800 million of 5.00% senior unsecured notes, partially offset by the issuance of €500 million of 1.60% Euro-denominated senior unsecured notes and $300 million of 4.40% senior unsecured notes, in September 2016.
Refer to Note 8. Debt to the consolidated financial statements included herein for additional information.

Other Income (Expense), Net

	Three Months Ended June 30,
	2017	2016	Favorable/ (unfavorable)

	(in millions)
Other income (expense), net	$8	$(5)	$13

	Six Months Ended June 30,
	2017	2016	Favorable/ (unfavorable)

	(in millions)
Other expense, net	$(20)	$(4)	$(16)
As further discussed in Note 10. Commitments and Contingencies, during the three months ended March 31, 2017, Delphi recorded an incremental reserve of $27 million as a result of a ruling in the Unsecured Creditors litigation related to pre-judgment interest, which was in addition to the Company's previously recorded reserve of $300 million for this matter. During the three months ended June 30, 2017, Delphi and the plaintiffs entered into an agreement to settle this matter for $310 million, which Delphi subsequently paid in July 2017. The $17 million portion of the Company's previously recorded reserve that was not included in the terms of the settlement agreement was recorded to other income during the three months ended June 30, 2017. For the six months ended June 30, 2017, the net increase to other expense due to the developments related to the Unsecured Creditors litigation described above was $10 million.

Income Taxes

	Three Months Ended June 30,
	2017	2016	Favorable/ (unfavorable)

	(in millions)
Income tax expense	$62	$84	$22

	Six Months Ended June 30,
	2017	2016	Favorable/ (unfavorable)

	(in millions)
Income tax expense	$123	$159	$36
The Company’s effective tax rate was impacted by favorable changes in geographic income mix in 2017 as compared to 2016 primarily due to changes in the underlying business operations, the receipt of certain tax incentives and holidays that reduced the effective tax rate for certain subsidiaries below the statutory rate and the impact of losses recorded during the three and six months ended June 30, 2016 in foreign jurisdictions for which no tax benefit was recognized due to a valuation allowance.
The Company’s effective tax rate for the three and six months ended June 30, 2017 includes net discrete tax benefits of $3 million and $11 million, respectively, primarily related to provision to return adjustments, net of related changes in valuation allowances and reserves. The effective tax rate for the three and six months ended June 30, 2016 includes net discrete tax (benefit) expense of $(4) million and $1 million, respectively, primarily related to provision to return adjustments.

Equity Income

	Three Months Ended June 30,
	2017	2016	Favorable/ (unfavorable)

	(in millions)
Equity income, net of tax	$7	$7	$—

	Six Months Ended June 30,
	2017	2016	Favorable/ (unfavorable)

	(in millions)
Equity income, net of tax	$18	$13	$5
Equity income, net of tax reflects Delphi’s interest in the results of ongoing operations of entities accounted for as equity-method investments. Equity income increased for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016 primarily due to the improved performance of our joint ventures in Asia as compared to the prior period.

Income from Discontinued Operations

	Three Months Ended June 30,
	2017	2016	Favorable/ (unfavorable)

	(in millions)
Income from discontinued operations, net of tax	$—	$—	$—

	Six Months Ended June 30,
	2017	2016	Favorable/ (unfavorable)

	(in millions)
Income from discontinued operations, net of tax	$—	$108	$(108)
Income from discontinued operations, net of tax reflects the results of the Company's previously reported Thermal Systems segment, which has been reclassified to discontinued operations as a result of the divestiture of this business. As further described in Note 21. Discontinued Operations, Delphi completed the divestitures of the wholly owned Thermal Systems business on June 30, 2015, of its 50 percent interest in KDAC on September 24, 2015 and of its 50 percent interest in SDAAC on March 31, 2016. No amounts were recorded to discontinued operations for the three and six months ended June 30, 2017, or for the three months ended June 30, 2016. Income from discontinued operations, net of tax for the six months ended June 30, 2016 was primarily attributable to the recognition of an after-tax gain of $104 million from the sale of the Company's interest in its SDAAC joint venture on March 31, 2016.
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

•
Powertrain Systems, which includes extensive systems integration expertise in gasoline, diesel and fuel handling and full end-to-end systems including fuel and air injection, combustion, electronic controls, test and validation capabilities, electric and hybrid electric vehicle power electronics, aftermarket and original equipment service.

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
As described in Note 20. Segment Reporting to the consolidated financial statements contained herein, effective July 1, 2016, Delphi reorganized its management reporting structure by moving its Power Electronics product line, which was historically included in the Electronics and Safety segment, to the Powertrain Systems segment. This reorganization was made to better align the product offerings of the Power Electronics product line with the Company's approach to managing the markets and customers served by this product line. Consistent with this change in the Company's management reporting structure and basis of financial information used by the chief operating decision maker, the prior period results of the Power Electronics product line have been reclassified from the Electronics and Safety segment to the Powertrain Systems segment for all periods presented. The reclassification had no impact on the consolidated financial statements.
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
The reconciliation of Adjusted Operating Income to Operating Income includes, as applicable, restructuring, separation costs related to the planned spin-off of the Powertrain Systems segment, other acquisition and portfolio project costs (which includes costs incurred to integrate acquired businesses and to plan and execute product portfolio transformation actions, including business and product acquisitions and divestitures), asset impairments and gains (losses) on business divestitures. The reconciliation of Adjusted Operating Income to net income attributable to Delphi for the three and six months ended June 30, 2017 and 2016 are as follows:

	Electrical/ Electronic Architecture	Powertrain Systems	Electronics and Safety	Eliminations and Other	Total

	(in millions)
For the Three Months Ended June 30, 2017:
Adjusted operating income	$333	$162	$92	$—	$587
Restructuring	(13)	(67)	(17)	—	(97)
Separation costs	—	(15)	—	—	(15)
Other acquisition and portfolio project costs	(2)	—	(1)	—	(3)
Asset impairments	—	(4)	—	—	(4)
Operating income	$318	$76	$74	$—	468
Interest expense					(35)
Other income, net					8
Income from continuing operations before income taxes and equity income					441
Income tax expense					(62)
Equity income, net of tax					7
Income from continuing operations					386
Income from discontinued operations, net of tax					—
Net income					386
Net income attributable to noncontrolling interest					17
Net income attributable to Delphi					$369

	Electrical/ Electronic Architecture	Powertrain Systems	Electronics and Safety	Eliminations and Other	Total

	(in millions)
For the Three Months Ended June 30, 2016:
Adjusted operating income	$345	$134	$101	$—	$580
Restructuring	(17)	(126)	(11)	—	(154)
Other acquisition and portfolio project costs	(5)	(2)	(3)	—	(10)
Asset impairments	—	(22)	—	—	(22)
Operating income (loss)	$323	$(16)	$87	$—	394
Interest expense					(41)
Other expense, net					(5)
Income from continuing operations before income taxes and equity income					348
Income tax expense					(84)
Equity income, net of tax					7
Income from continuing operations					271
Income from discontinued operations, net of tax					—
Net income					271
Net income attributable to noncontrolling interest					13
Net income attributable to Delphi					$258

	Electrical/ Electronic Architecture	Powertrain Systems	Electronics and Safety	Eliminations and Other	Total

	(in millions)
For the Six Months Ended June 30, 2017:
Adjusted operating income	$662	$322	$140	$—	$1,124
Restructuring	(26)	(77)	(56)	—	(159)
Separation costs	—	(15)	—	—	(15)
Other acquisition and portfolio project costs	(5)	(2)	(2)	—	(9)
Asset impairments	—	(8)	(1)	—	(9)
Operating income	$631	$220	$81	$—	932
Interest expense					(69)
Other expense, net					(20)
Income from continuing operations before income taxes and equity income					843
Income tax expense					(123)
Equity income, net of tax					18
Income from continuing operations					738
Income from discontinued operations, net of tax					—
Net income					738
Net income attributable to noncontrolling interest					34
Net income attributable to Delphi					$704

	Electrical/ Electronic Architecture	Powertrain Systems	Electronics and Safety	Eliminations and Other	Total

	(in millions)
For the Six Months Ended June 30, 2016:
Adjusted operating income	$652	$259	$181	$—	$1,092
Restructuring	(35)	(135)	(19)	—	(189)
Other acquisition and portfolio project costs	(32)	(6)	(5)	—	(43)
Asset impairments	—	(22)	—	—	(22)
Operating income	$585	$96	$157	$—	838
Interest expense					(82)
Other expense, net					(4)
Income from continuing operations before income taxes and equity income					752
Income tax expense					(159)
Equity income, net of tax					13
Income from continuing operations					606
Income from discontinued operations, net of tax					108
Net income					714
Net income attributable to noncontrolling interest					31
Net income attributable to Delphi					$683
Net sales, gross margin as a percentage of net sales and Adjusted Operating Income by segment for the three and six months ended June 30, 2017 and 2016 are as follows:
Net Sales by Segment

	Three Months Ended June 30,			Variance Due To:
	2017	2016	Favorable/ (unfavorable)	Volume, net of contractual price reductions	FX	Commodity pass-through	Other	Total

	(in millions)			(in millions)
Electrical/Electronic Architecture	$2,345	$2,352	$(7)	$(1)	$(34)	$28	$—	$(7)
Powertrain Systems	1,187	1,146	41	74	(28)	—	(5)	41
Electronics and Safety	821	748	73	162	(12)	—	(77)	73
Eliminations and Other	(35)	(40)	5	(1)	(1)	—	7	5
Total	$4,318	$4,206	$112	$234	$(75)	$28	$(75)	$112

	Six Months Ended June 30,			Variance Due To:
	2017	2016	Favorable/ (unfavorable)	Volume, net of contractual price reductions	FX	Commodity pass-through	Other	Total

	(in millions)			(in millions)
Electrical/Electronic Architecture	$4,687	$4,629	$58	$100	$(74)	$32	$—	$58
Powertrain Systems	2,355	2,263	92	161	(60)	—	(9)	92
Electronics and Safety	1,639	1,445	194	369	(26)	—	(149)	194
Eliminations and Other	(71)	(80)	9	(3)	(1)	—	13	9
Total	$8,610	$8,257	$353	$627	$(161)	$32	$(145)	$353

Gross Margin Percentage by Segment

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Electrical/Electronic Architecture	22.3%	22.3%	22.1%	21.4%
Powertrain Systems	20.1%	16.8%	20.3%	17.4%
Electronics and Safety (1)	16.9%	19.1%	14.2%	18.4%
Eliminations and Other	—%	—%	—%	—%
Total	20.8%	20.4%	20.3%	20.0%

(1)	Includes the accrual of $43 million for a specific warranty matter during the six months ended June 30, 2017, as further described in Note 6. Warranty Obligations.

Adjusted Operating Income by Segment

	Three Months Ended June 30,			Variance Due To:
	2017	2016	Favorable/ (unfavorable)	Volume, net of contractual price reductions	Operational performance	Other	Total

	(in millions)			(in millions)
Electrical/Electronic Architecture	$333	$345	$(12)	$(39)	$39	$(12)	$(12)
Powertrain Systems	162	134	28	7	31	(10)	28
Electronics and Safety	92	101	(9)	26	11	(46)	(9)
Eliminations and Other	—	—	—	—	—	—	—
Total	$587	$580	$7	$(6)	$81	$(68)	$7
As noted in the table above, Adjusted Operating Income for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016 was impacted by volume and contractual price reductions, including product mix, and operational performance improvements, as well as the following items included within Other in the table above:

•	$9 million of increased depreciation and amortization, not including the impact of asset impairments, primarily as a result of a higher fixed asset base;

•	$8 million of increased SG&A expense, not including separation costs recorded during the three months ended June 30, 2017, primarily attributable to increased incentive compensation accruals; and

•
Net reductions of $26 million resulting from the operations of the businesses acquired and divested, primarily resulting from the divestiture of our Mechatronics business in the fourth quarter of 2016, partially offset by the acquisition of Movimento in 2017.

	Six Months Ended June 30,			Variance Due To:
	2017	2016	Favorable/ (unfavorable)	Volume, net of contractual price reductions	Operational performance	Other	Total

	(in millions)			(in millions)
Electrical/Electronic Architecture	$662	$652	$10	$(24)	$75	$(41)	$10
Powertrain Systems	322	259	63	31	57	(25)	63
Electronics and Safety	140	181	(41)	69	20	(130)	(41)
Eliminations and Other	—	—	—	—	—	—	—
Total	$1,124	$1,092	$32	$76	$152	$(196)	$32
As noted in the table above, Adjusted Operating Income for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016 was impacted by volume and contractual price reductions, including product mix, and operational performance improvements, as well as the following items included within Other in the table above:

•	Unfavorable foreign currency impacts of $9 million;

•	$17 million of increased depreciation and amortization, not including the impact of asset impairments, primarily as a result of a higher fixed asset base;

•	$19 million of increased SG&A expenses, not including separation costs recorded during the three months ended June 30, 2017, primarily attributable to increased incentive compensation accruals;

•
$61 million of increased warranty costs, primarily due to the accrual of $43 million during the six months ended June 30, 2017 within the Electronics and Safety segment as a result of an agreement reached with one of our customers for a specific warranty matter, as further described in Note 6. Warranty Obligations; and

•
Net reductions of $51 million resulting from the operations of the businesses acquired and divested, primarily resulting from the divestiture of our Mechatronics business in the fourth quarter of 2016, partially offset by the acquisition of Movimento in 2017.

Liquidity and Capital Resources
Overview of Capital Structure
Our liquidity requirements are primarily to fund our business operations, including capital expenditures and working capital requirements, as well as to fund debt service requirements, operational restructuring activities, separation activities and dividends on share capital. Our primary sources of liquidity are cash flows from operations, our existing cash balance, and as necessary, borrowings under available credit facilities and issuance of long-term debt. To the extent we generate discretionary cash flow we may consider using this additional cash flow for optional prepayments of existing indebtedness, strategic acquisitions or investments, additional share repurchases and/or general corporate purposes. We will also continually explore ways to enhance our capital structure.
As of June 30, 2017, we had cash and cash equivalents of $0.8 billion and net debt (defined as outstanding debt less cash and cash equivalents) of $3.3 billion. We also have access to additional liquidity pursuant to the terms of the $2.0 billion Revolving Credit Facility and the €400 million European accounts receivable factoring facility, of which €350 million is available on a committed basis, as described below.
The following table summarizes our available liquidity, which includes cash, cash equivalents and funds available under our significant committed credit facilities, as of June 30, 2017. The amounts disclosed as available under the Company’s significant committed credit facilities are available without violating our existing debt covenants, which are described below.

June 30, 2017

(in millions)
Cash and cash equivalents	$792
Revolving Credit Facility, unutilized portion (1)	1,993
Committed European accounts receivable factoring facility, unutilized portion (2)	398
Total available liquidity	$3,183
(1) Availability reduced by $7 million in letters of credit issued under the Credit Agreement as of June 30, 2017.
(2) Based on June 30, 2017 foreign currency rates, subject to the availability of eligible accounts receivable.
We expect existing cash, available liquidity and cash flows from operations to continue to be sufficient to fund our global operating activities, including restructuring payments, any mandatory payments required under the Credit Agreement as described below, dividends on ordinary shares and capital expenditures. In addition, we expect to continue to repurchase outstanding common shares pursuant to our authorized common share repurchase program, as further described below. Also, as further described in Note 10. Commitments and Contingencies to the consolidated financial statements, as of June 30, 2017 the Company recorded a reserve of $310 million for the Unsecured Creditors litigation pursuant to the settlement agreement entered into with the plaintiffs. Subsequently, in July 2017, the Company paid the $310 million settlement pursuant to the terms of the settlement agreement.
We also continue to expect to be able to move funds between different countries to manage our global liquidity needs without material adverse tax implications, subject to current monetary policies and to the terms of the Credit Agreement. While a substantial portion of our operating income is generated by our non-U.S. subsidiaries, and as of June 30, 2017, the Company's cash and cash equivalents held by our non-U.S. subsidiaries totaled $779 million, we utilize a combination of strategies, including dividends, cash pooling arrangements, intercompany loan repayments and other distributions and advances to provide the funds necessary to meet our global liquidity needs. There are no significant restrictions on the ability of our subsidiaries to pay dividends or make other distributions to Delphi. If additional non-U.S. cash was needed for our U.S. operations, we would be required to accrue and pay U.S. taxes to repatriate such funds; however, based on our current liquidity needs and repatriation strategies, we do not anticipate a need to repatriate such additional amounts. Additionally, the Company is a U.K. resident taxpayer and as such is not generally subject to U.K. tax on remitted foreign earnings.
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
A summary of the ordinary shares repurchased during the three and six months ended June 30, 2017 and 2016 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Total number of shares repurchased	1,092,560	894,209	3,648,263	6,492,425
Average price paid per share	$86.92	$72.69	$78.93	$66.95
Total (in millions)	$95	$65	$288	$435
As of June 30, 2017, approximately $1,084 million of share repurchases remained available under the April 2016 share repurchase program. All repurchased shares were retired, and are reflected as a reduction of ordinary share capital for the par value of the shares, with the excess applied as reductions to additional paid-in-capital and retained earnings.
Dividends to Holders of Ordinary Shares
The Company has declared and paid cash dividends per ordinary share during the periods presented as follows:

	Dividend	Amount
	Per Share	(in millions)
2017:
Second quarter	$0.29	$78
First quarter	0.29	78
Total	$0.58	$156
2016:
Fourth quarter	$0.29	$79
Third quarter	0.29	79
Second quarter	0.29	79
First quarter	0.29	80
Total	$1.16	$317
In addition, in July 2017, the Board of Directors declared a regular quarterly cash dividend of $0.29 per ordinary share, payable August 23, 2017 to shareholders of record at the close of business on August 9, 2017.
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
Technology investments—During the first quarter of 2017, Delphi's Electronics and Safety segment made a $15 million investment in Otonomo Technologies Ltd., the developer of a connected car data marketplace. During the second quarter of 2017, Delphi's Electrical/Electronic Architecture segment made a $10 million investment in Valens Semiconductor Ltd., a leading provider of signal processing technology for high frequency data transmission of connected car content. As further described in Note 17. Acquisitions and Divestitures, these investments are accounted for under the cost method.
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
As of June 30, 2017, there were no amounts drawn on the Revolving Credit Facility and approximately $7 million in letters of credit issued under the Credit Agreement. Letters of credit issued under the Credit Agreement reduce availability under the Revolving Credit Facility. No amounts were drawn on the Revolving Credit Facility during the six months ended June 30, 2017.
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

	June 30, 2017		December 31, 2016
	LIBOR plus	ABR plus	LIBOR plus	ABR plus
Revolving Credit Facility	1.10%	0.10%	1.10%	0.10%
Tranche A Term Loan	1.25%	0.25%	1.25%	0.25%

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
The interest rate period with respect to LIBOR interest rate options can be set at one-, two-, three-, or six-months as selected by Delphi in accordance with the terms of the Credit Agreement (or other period as may be agreed by the applicable lenders). Delphi may elect to change the selected interest rate option in accordance with the provisions of the Credit Agreement. As of June 30, 2017, Delphi selected the one-month LIBOR interest rate option on the Tranche A Term Loan, and the rate effective as of June 30, 2017, as detailed in the table below, was based on the Company's current credit rating and the Applicable Rate for the Credit Agreement:

		Borrowings as of
		June 30, 2017	Rate effective as of
	Applicable Rate	(in millions)	June 30, 2017
Tranche A Term Loan	LIBOR plus 1.25%	$400	2.4375%
Borrowings under the Credit Agreement are prepayable at Delphi's option without premium or penalty.
The Credit Agreement contains certain covenants that limit, among other things, the Company’s (and the Company’s subsidiaries’) ability to incur certain additional indebtedness or liens or to dispose of substantially all of its assets. In addition, the Credit Agreement requires that the Company maintain a consolidated leverage ratio (the ratio of Consolidated Total Indebtedness to Consolidated EBITDA, each as defined in the Credit Agreement) of less than 3.50 to 1.0. The Credit Agreement also contains events of default customary for financings of this type. The Company was in compliance with the Credit Agreement covenants as of June 30, 2017.
As of June 30, 2017, all obligations under the Credit Agreement were borrowed by Delphi Corporation and jointly and severally guaranteed by its direct and indirect parent companies, subject to certain exceptions set forth in the Credit Agreement. Refer to Note 19. Supplemental Guarantor and Non-Guarantor Condensed Consolidating Financial Statements for additional information.
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
Although the specific terms of each indenture governing each series of senior notes vary, the indentures contain certain restrictive covenants, including with respect to Delphi's (and Delphi's subsidiaries) ability to incur liens, enter into sale and leaseback transactions and merge with or into other entities. As of June 30, 2017, the Company was in compliance with the provisions of all series of the outstanding senior notes.
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
Other Financing
Receivable factoring—Delphi maintains a €400 million European accounts receivable factoring facility, of which €350 million is available on a committed basis. This facility is accounted for as short-term debt and borrowings are subject to the availability of eligible accounts receivable. Collateral is not required related to these trade accounts receivable. This program matures on August 31, 2017, and will automatically renew on a non-committed, indefinite basis unless terminated by either party. Borrowings bear interest at LIBOR plus 1.05% for borrowings denominated in pounds sterling and Euro Interbank Offered Rate ("EURIBOR") plus 0.80% for borrowings denominated in Euros. No amounts were outstanding on the European accounts receivable factoring facility as of June 30, 2017 or December 31, 2016. The maximum amount drawn under the European facility during the six months ended June 30, 2017 to manage working capital requirements was $199 million.
The Company has entered into arrangements with various financial institutions to sell eligible trade receivables from certain aftermarket customers in North America. These arrangements can be terminated at any time subject to prior written notice. The receivables under these arrangements are sold without recourse to the Company and are therefore accounted for as true sales. During the three and six months ended June 30, 2017, $22 million and $38 million of receivables were sold under these arrangements, and expenses of $1 million and $1 million, respectively, were recognized within interest expense. During the three and six months ended June 30, 2016, $43 million and $75 million of receivables were sold under these arrangements, and expenses of less than $1 million and $2 million, respectively, were recognized within interest expense.
Capital leases and other—As of June 30, 2017 and December 31, 2016, approximately $39 million and $42 million, respectively, of other debt issued by certain non-U.S. subsidiaries and capital lease obligations was outstanding.
Government programs—Delphi commonly seeks manufacturing development and financial assistance incentive programs that may be awarded by government entities. Delphi has numerous technology development programs that are competitively awarded from agencies of the U.S. Federal Government, primarily from the U.S. Department of Energy (“DOE”). We received approximately $2 million from Federal agencies during the six months ended June 30, 2017 for work performed. These programs supplement our internal research and development funds and directly support our product focus of Safe, Green and Connected. We continue to pursue many technology development programs by bidding on competitively procured programs from DOE, as well as the U.S. Department of Transportation (“DOT”). Some of these programs were bid with us being the lead or “Prime Contractor”, and some were bid with us as a “Subrecipient” to the Prime Contractor.
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
Operating activities—Net cash provided by operating activities from continuing operations totaled $889 million and $843 million for the six months ended June 30, 2017 and 2016, respectively. Cash flow from operating activities from continuing operations for the six months ended June 30, 2017 consisted primarily of net earnings from continuing operations of $738 million increased by $400 million for non-cash charges for depreciation, amortization and pension costs, partially offset by $270 million related to changes in operating assets and liabilities, net of restructuring and pension contributions. Cash flow from operating activities from continuing operations for the six months ended June 30, 2016 consisted primarily of net earnings from continuing operations of $606 million increased by $383 million for non-cash charges for depreciation, amortization and pension costs, partially offset by $178 million related to changes in operating assets and liabilities, net of restructuring and pension contributions.
Investing activities—Net cash used in investing activities from continuing operations totaled $463 million for the six months ended June 30, 2017, as compared to $386 million for the six months ended June 30, 2016. The increase in usage is primarily attributable to the net proceeds of $52 million that were received from the sale of our SDAAC joint venture during the six months ended June 30, 2016. Additionally, during the six months ended June 30, 2017 the Company paid $65 million for business acquisitions and technology investments, as compared to $18 million paid for acquisitions and investments during the six months ended June 30, 2016. These increases were partially offset by $19 million of reduced capital expenditures during the six months ended June 30, 2017 as compared to the six months ended June 30, 2016.
Financing activities—Net cash used in financing activities totaled $513 million and $595 million for the six months ended June 30, 2017 and 2016, respectively. Cash flows used in financing activities for the six months ended June 30, 2017 primarily included $289 million paid to repurchase ordinary shares, $156 million of dividend payments and $20 million of contingent consideration paid for Delphi's 2015 acquisition of Control-Tec. Cash flows used in financing activities for the six months ended June 30, 2016, primarily included $435 million paid to repurchase ordinary shares and $159 million of dividend payments.
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
Critical Accounting Estimates
There have been no significant changes in our critical accounting estimates during the three and six months ended June 30, 2017.

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
As of June 30, 2017, the Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated, for disclosure purposes, the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective to provide reasonable assurance that the desired control objectives were achieved as of June 30, 2017.
Changes in Internal Control over Financial Reporting
There were no material changes in the Company’s internal controls over financial reporting during the six months ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

ITEM 1A. RISK FACTORS
Other than as described in the Company's Form 10-Q for the quarter ended March 31, 2017, there have been no material changes to the risk factors described in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
A summary of our ordinary shares repurchased during the three months ended June 30, 2017, is shown below:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (in millions) (3)
April 1, 2017 to April 30, 2017	—	—	—	$1,179
May 1, 2017 to May 31, 2017	861,660	$87.04	861,660	1,104
June 1, 2017 to June 30, 2017	230,900	86.48	230,900	1,084
Total	1,092,560	86.92	1,092,560

(1)
The total number of shares purchased under the plans authorized by the Board of Directors are described below. The number of shares purchased excludes the 26,471 shares granted for vested RSUs during the three months ended June 30, 2017 that were withheld to cover minimum withholding taxes.

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
Dated: August 2, 2017