Form 10-Q
period 2017-09-30
Delphi Automotive PLC
filed 2017-11-02
CIK 1521332

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________________________________________________
FORM 10-Q
__________________________________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
The number of the registrant’s ordinary shares outstanding, $0.01 par value per share as of October 27, 2017, was 265,839,794.

DELPHI AUTOMOTIVE PLC

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
DELPHI AUTOMOTIVE PLC
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

	(in millions, except per share amounts)
Net sales	$4,333	$4,091	$12,943	$12,348
Operating expenses:
Cost of sales	3,450	3,253	10,314	9,861
Selling, general and administrative	317	278	906	833
Amortization	34	34	100	101
Restructuring (Note 7)	21	63	180	252
Total operating expenses	3,822	3,628	11,500	11,047
Operating income	511	463	1,443	1,301
Interest expense	(36)	(41)	(105)	(123)
Other expense, net (Note 16)	(9)	(69)	(29)	(73)
Income from continuing operations before income taxes and equity income	466	353	1,309	1,105
Income tax expense	(60)	(57)	(183)	(216)
Income from continuing operations before equity income	406	296	1,126	889
Equity income, net of tax	7	10	25	23
Income from continuing operations	413	306	1,151	912
Income from discontinued operations, net of tax (Note 21)	—	—	—	108
Net income	413	306	1,151	1,020
Net income attributable to noncontrolling interest	18	13	52	44
Net income attributable to Delphi	$395	$293	$1,099	$976

Amounts attributable to Delphi:
Income from continuing operations	$395	$293	$1,099	$871
Income from discontinued operations	—	—	—	105
Net income	$395	$293	$1,099	$976

Basic net income per share:
Continuing operations	$1.48	$1.08	$4.11	$3.18
Discontinued operations	—	—	—	0.38
Basic net income per share attributable to Delphi	$1.48	$1.08	$4.11	$3.56
Weighted average number of basic shares outstanding	266.24	272.19	267.60	273.91

Diluted net income per share:
Continuing operations	$1.48	$1.07	$4.10	$3.18
Discontinued operations	—	—	—	0.38
Diluted net income per share attributable to Delphi	$1.48	$1.07	$4.10	$3.56
Weighted average number of diluted shares outstanding	267.16	272.77	268.23	274.39

Cash dividends declared per share	$0.29	$0.29	$0.87	$0.87
See notes to consolidated financial statements.

DELPHI AUTOMOTIVE PLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

	(in millions)
Net income	$413	$306	$1,151	$1,020
Other comprehensive income:
Currency translation adjustments	87	27	276	8
Net change in unrecognized (loss) gain on derivative instruments, net of tax (Note 14)	(9)	6	34	55
Employee benefit plans adjustment, net of tax	(6)	6	(1)	28
Other comprehensive income	72	39	309	91
Comprehensive income	485	345	1,460	1,111
Comprehensive income attributable to noncontrolling interests	21	14	59	43
Comprehensive income attributable to Delphi	$464	$331	$1,401	$1,068
See notes to consolidated financial statements.

DELPHI AUTOMOTIVE PLC
CONSOLIDATED BALANCE SHEETS

	September 30, 2017	December 31, 2016
	(Unaudited)

	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$557	$838
Cash in escrow related to Powertrain Spin-Off senior notes offering (Note 8)	796	—
Restricted cash	1	1
Accounts receivable, net	3,225	2,938
Inventories (Note 3)	1,642	1,232
Other current assets (Note 4)	489	410
Total current assets	6,710	5,419
Long-term assets:
Property, net	3,819	3,515
Investments in affiliates	130	101
Intangible assets, net (Note 2)	1,213	1,240
Goodwill (Note 2)	1,670	1,508
Other long-term assets (Note 4)	624	509
Total long-term assets	7,456	6,873
Total assets	$14,166	$12,292
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt (Note 8)	$15	$12
Accounts payable	2,745	2,563
Accrued liabilities (Note 5)	1,383	1,573
Total current liabilities	4,143	4,148
Long-term liabilities:
Long-term debt (Note 8)	4,884	3,959
Pension benefit obligations	1,004	955
Other long-term liabilities (Note 5)	521	467
Total long-term liabilities	6,409	5,381
Total liabilities	10,552	9,529
Commitments and contingencies (Note 10)
Shareholders’ equity:
Preferred shares, $0.01 par value per share, 50,000,000 shares authorized, none issued and outstanding	—	—
Ordinary shares, $0.01 par value per share, 1,200,000,000 shares authorized, 265,839,088 and 269,789,959 issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	3	3
Additional paid-in-capital	1,628	1,633
Retained earnings	2,485	1,980
Accumulated other comprehensive loss (Note 13)	(913)	(1,215)
Total Delphi shareholders’ equity	3,203	2,401
Noncontrolling interest	411	362
Total shareholders’ equity	3,614	2,763
Total liabilities and shareholders’ equity	$14,166	$12,292
See notes to consolidated financial statements.

DELPHI AUTOMOTIVE PLC
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
	2017	2016

	(in millions)
Cash flows from operating activities:
Net income	$1,151	$1,020
Income from discontinued operations, net of tax	—	108
Income from continuing operations	1,151	912
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	439	425
Amortization	100	101
Amortization of deferred debt issuance costs	5	7
Restructuring expense, net of cash paid	18	73
Deferred income taxes	2	21
Pension and other postretirement benefit expenses	66	45
Income from equity method investments, net of dividends received	(18)	(15)
Loss on extinguishment of debt	—	73
Gain on sale of assets	—	(4)
Share-based compensation	50	47
Changes in operating assets and liabilities:
Accounts receivable, net	(279)	(230)
Inventories	(410)	(193)
Other assets	(121)	9
Accounts payable	214	74
Accrued and other long-term liabilities	(147)	(2)
Other, net	30	(25)
Pension contributions	(60)	(60)
Net cash provided by operating activities from continuing operations	1,040	1,258
Net cash provided by operating activities from discontinued operations	—	—
Net cash provided by operating activities	1,040	1,258
Cash flows from investing activities:
Capital expenditures	(591)	(614)
Proceeds from sale of property / investments	12	14
Net proceeds from divestiture of discontinued operations	—	52
Cost of business acquisitions, net of cash acquired	(40)	(15)
Cost of technology investments	(51)	(3)
Settlement of derivatives	(12)	(16)
Increase in restricted cash	—	(1)
Net cash used in investing activities from continuing operations	(682)	(583)
Net cash used in investing activities from discontinued operations	—	(4)
Net cash used in investing activities	(682)	(587)
Cash flows from financing activities:
Net repayments under short-term debt agreements	(8)	(14)
Repayment of senior notes	—	(862)
Proceeds from issuance of senior notes, net of issuance costs	796	852
Escrow of proceeds from Powertrain Spin-off senior notes issuance	(796)	—
Contingent consideration and deferred acquisition purchase price payments	(24)	(4)
Dividend payments of consolidated affiliates to minority shareholders	(10)	(24)
Repurchase of ordinary shares	(383)	(530)
Distribution of cash dividends	(233)	(238)
Taxes withheld and paid on employees' restricted share awards	(33)	(40)
Net cash used in financing activities	(691)	(860)
Effect of exchange rate fluctuations on cash and cash equivalents	52	5
Decrease in cash and cash equivalents	(281)	(184)
Cash and cash equivalents at beginning of the period	838	579
Cash and cash equivalents at end of the period	$557	$395
See notes to consolidated financial statements.

DELPHI AUTOMOTIVE PLC
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (Unaudited)

	Ordinary Shares
	Number of Shares	Amount	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Delphi Shareholders’ Equity	Noncontrolling Interest	Total Shareholders’ Equity

	(in millions)
Balance at January 1, 2017	270	$3	$1,633	$1,980	$(1,215)	$2,401	$362	$2,763
Net income	—	—	—	1,099	—	1,099	52	1,151
Other comprehensive income	—	—	—	—	302	302	7	309
Dividends on ordinary shares	—	—	3	(236)	—	(233)	—	(233)
Dividend payments of consolidated affiliates to minority shareholders	—	—	—	—	—	—	(10)	(10)
Taxes withheld on employees' restricted share award vestings	—	—	(33)	—	—	(33)	—	(33)
Repurchase of ordinary shares	(5)	—	(25)	(358)	—	(383)	—	(383)
Share-based compensation	1	—	50	—	—	50	—	50
Balance at September 30, 2017	266	$3	$1,628	$2,485	$(913)	$3,203	$411	$3,614
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
Powertrain Spin-Off and Renaming of Remaining Company—On May 3, 2017, the Company announced its intention to pursue a separation of its Powertrain Systems segment into a new, independent publicly traded company, through a transaction expected to be treated as a tax-free spin-off to its shareholders (the "Separation"). The new publicly traded Powertrain spin-off company will be named Delphi Technologies PLC, and will trade on the New York Stock Exchange ("NYSE") under the symbol "DLPH" following the distribution date. Upon completion of the Separation, the remaining company will change its name to Aptiv PLC, pending shareholder approval. Following the distribution date, Aptiv PLC will trade on the NYSE under the ticker symbol "APTV". Refer to Note 22. Separation of Powertrain Systems for additional detail.

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
During the three and nine months ended September 30, 2017, Delphi received a dividend of $7 million from one of its equity method investments. During the three and nine months ended September 30, 2016, Delphi received dividends of $4 million and $8 million, respectively, from one of its equity method investments. The dividends were recognized as a reduction to the investment and represented a return on investment included in cash flows from operating activities.
Investments in affiliates accounted for under the cost method totaled $77 million and $26 million as of September 30, 2017 and December 31, 2016, respectively, and are classified within other long-term assets in the consolidated balance sheet.
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
Cash in escrow related to Powertrain Spin-off debt—As of September 30, 2017, the Company deposited into escrow $796 million of net proceeds from the issuance of $800 million principal amount of unsecured senior notes by Delphi Technologies PLC, a wholly owned subsidiary of the Company formed in connection with the planned spin-off of the Company's Powertrain Systems segment, which prior to October 10, 2017 was named Delphi Jersey Holdings plc. These proceeds will be released to Delphi Technologies PLC upon satisfaction of certain conditions, including completion of the Separation. At December 31, 2016, there was no cash in escrow for this purpose. Refer to Note 8. Debt for further description of this senior notes offering.
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
Intangible assets—Intangible assets were $1,213 million and $1,240 million as of September 30, 2017 and December 31, 2016, respectively. Delphi amortizes definite-lived intangible assets over their estimated useful lives. Delphi has definite-lived intangible assets related to patents and developed technology, customer relationships and trade names. Indefinite-lived in-process research and development intangible assets are not amortized, but are tested for impairment annually, or more frequently when indicators of potential impairment exist, until the completion or abandonment of the associated research and development efforts. The Company also has intangible assets related to acquired trade names that are classified as indefinite-lived when there are no foreseeable limits on the periods of time over which they are expected to contribute cash flows. These indefinite-lived trade name assets are tested for impairment annually, or more frequently when indicators of potential impairment exist. Costs to renew or extend the term of acquired intangible assets are recognized as expense as incurred. Amortization expense was $34 million and $100 million for the three and nine months ended September 30, 2017 and $34 million and $101 million for the three and nine months ended September 30, 2016, respectively.
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
The impairment test involves first qualitatively assessing goodwill for impairment. If the qualitative assessment is not met the Company then performs a quantitative assessment by first comparing the estimated fair value of each reporting unit to its carrying value, including goodwill. Fair value reflects the price a market participant would be willing to pay in a potential sale of the reporting unit. If the estimated fair value exceeds carrying value, then we conclude that no goodwill impairment has occurred. If the carrying value of the reporting unit exceeds its estimated fair value, a second step is required to measure possible goodwill impairment loss. The second step includes hypothetically valuing the tangible and intangible assets and liabilities of the reporting unit as if the reporting unit had been acquired in a business combination. Then, the implied fair value of the reporting unit's goodwill is compared to the carrying value of that goodwill. If the carrying value of the reporting unit's goodwill exceeds the implied fair value of the goodwill, the Company recognizes an impairment loss in an amount equal to the excess, not to exceed the carrying value. There were no indicators of potential goodwill impairment during the nine months ended September 30, 2017. Goodwill was $1,670 million and $1,508 million as of September 30, 2017 and December 31, 2016, respectively.
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
Customer concentrations—As reflected in the table below, combined net sales from continuing operations to General Motors Company ("GM") and Volkswagen Group ("VW"), Delphi's two largest customers, totaled approximately 19% and 21% of our total net sales for the three and nine months ended September 30, 2017, respectively, and 23% and 22% for the three and nine months ended September 30, 2016 respectively.

	Percentage of Total Net Sales				Accounts and Other Receivables
	Three Months Ended September 30,		Nine Months Ended September 30,		September 30, 2017	December 31, 2016
	2017	2016	2017	2016

					(in millions)
GM	11%	15%	13%	14%	$291	$370
VW	8%	8%	8%	8%	205	150
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
Delphi adopted ASU 2017-07, Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost ("ASU 2017-07") in the first quarter of 2017. ASU 2017-07 changes the presentation of net periodic pension and postretirement benefit cost in the income statement. Under the new guidance, employers present the service cost component of the net periodic benefit cost in the same income statement line items as other employee compensation costs for services rendered during the period. In addition, only the service cost component is eligible for capitalization as an asset. Employers present the other components of net periodic benefit cost separately from the income statement line items that include the service cost component, outside of operating income. The new guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted as of the beginning of an annual period. The new guidance related to the presentation of the components of net periodic benefit cost within the income statement is to be applied retrospectively. The new guidance limiting the capitalization of net periodic benefit cost in assets to the service cost component will be applied prospectively. As permitted, the Company elected to early adopt this guidance effective January 1, 2017, and has classified the components of net periodic pension and postretirement benefit cost other than service costs from cost of goods sold and selling, general and administrative expense to other expense within the consolidated statement of operations for all periods presented. The adoption of this guidance resulted in the reclassification of $3 million and $9 million of net periodic benefit cost components other than service cost from operating expense to other expense for the three and nine months ended September 30, 2016, respectively, and had no impact on net income attributable to Delphi. Approximately $9 million and $25 million of net periodic benefit cost components other than service cost are included within other expense for the three and nine months ended September 30, 2017, respectively. Refer to Note. 9. Pension Benefits for further detail of the components of net periodic benefit costs.
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
The Company has continued to monitor FASB activity related to the new standard, and has worked with various non-authoritative industry groups to assess certain interpretative issues and the associated implementation of the new standard. The Company has drafted its accounting policy for the new standard based on a detailed review of its business and contracts. While the Company continues to assess all potential impacts of the new standard, we do not currently expect that the adoption of the new revenue standard will have a material impact on our revenues, results of operations or financial position. As a result of the adoption of this standard, the Company expects to make additional disclosures related to the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers as required by the new standard. The Company plans to adopt the new revenue standard effective January 1, 2018. The Company currently intends to adopt the new standard using the modified retrospective method, and continues to evaluate the effect of the standard on our ongoing financial reporting.
In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. This guidance makes targeted improvements to existing U.S. GAAP for financial instruments, including requiring equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income as opposed to other comprehensive income; requiring entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; requiring separate presentation of financial assets and financial liabilities by measurement category and form of financial asset; and requiring entities to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk (also referred to as “own credit”) when the organization has elected to measure the liability at fair value in accordance with the fair value option. The new guidance is effective for public companies for fiscal years beginning after December 15, 2017 by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. Early adoption of the own credit provision is permitted. The Company is currently evaluating the impact that the adoption of this guidance will have on its consolidated financial statements; however, based on the nature of financial instruments held by Delphi as of September 30, 2017, the Company does not currently expect that the adoption of ASU 2016-01 will have a material impact on its financial position, results of operations or cash flows. The Company will continue to evaluate any changes in its investments or market conditions, and the related potential impacts of the adoption of ASU 2016-01.
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
In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging - Targeted Improvements to Accounting for Hedging Activities, which expands and refines the application of hedge accounting for both non-financial and financial risk components and aligns the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. The standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of this guidance will have on its consolidated financial statements.

3. INVENTORIES
Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or net realizable value, including direct material costs and direct and indirect manufacturing costs. A summary of inventories is shown below:

	September 30, 2017	December 31, 2016

	(in millions)
Productive material	$855	$649
Work-in-process	152	113
Finished goods	635	470
Total	$1,642	$1,232

4. ASSETS
Other current assets consisted of the following:

	September 30, 2017	December 31, 2016

	(in millions)
Value added tax receivable	$194	$192
Prepaid insurance and other expenses	81	66
Reimbursable engineering costs	52	63
Notes receivable	43	43
Income and other taxes receivable	72	26
Deposits to vendors	9	8
Derivative financial instruments (Note 14)	36	11
Other	2	1
Total	$489	$410

Other long-term assets consisted of the following:

	September 30, 2017	December 31, 2016

	(in millions)
Deferred income taxes, net	$272	$283
Unamortized Revolving Credit Facility debt issuance costs (Note 8)	17	10
Income and other taxes receivable	74	56
Reimbursable engineering costs	51	26
Value added tax receivable	39	33
Cost method investments (Note 17)	77	26
Derivative financial instruments (Note 14)	12	8
Other	82	67
Total	$624	$509

5. LIABILITIES
Accrued liabilities consisted of the following:

	September 30, 2017	December 31, 2016

	(in millions)
Payroll-related obligations	$284	$233
Employee benefits, including current pension obligations	83	106
Reserve for Unsecured Creditors litigation (Note 10)	—	300
Income and other taxes payable	217	188
Warranty obligations (Note 6)	112	102
Restructuring (Note 7)	155	153
Customer deposits	31	30
Derivative financial instruments (Note 14)	16	45
Accrued interest	30	40
Other	455	376
Total	$1,383	$1,573
Other long-term liabilities consisted of the following:

	September 30, 2017	December 31, 2016

	(in millions)
Environmental (Note 10)	$5	$5
Extended disability benefits	8	8
Warranty obligations (Note 6)	53	59
Restructuring (Note 7)	82	45
Payroll-related obligations	10	9
Accrued income taxes	129	125
Deferred income taxes, net	178	158
Derivative financial instruments (Note 14)	3	11
Other	53	47
Total	$521	$467

6. WARRANTY OBLIGATIONS
Expected warranty costs for products sold are recognized principally at the time of sale of the product based on an estimate of the amount that eventually will be required to settle such obligations. These accruals are based on factors such as past experience, production changes, industry developments and various other considerations. The estimated costs related to product recalls based on a formal campaign soliciting return of that product are accrued at the time an obligation becomes probable and can be reasonably estimated. These estimates are adjusted from time to time based on facts and circumstances that impact the status of existing claims. Delphi has recognized its best estimate for its total aggregate warranty reserves, including product recall costs, across all of its operating segments as of September 30, 2017. The Company estimates the reasonably possible amount to ultimately resolve all matters in excess of the recorded reserves as of September 30, 2017 to be zero to $30 million.
The table below summarizes the activity in the product warranty liability for the nine months ended September 30, 2017:

Warranty Obligations

(in millions)
Accrual balance at beginning of period	$161
Provision for estimated warranties incurred during the period	64
Changes in estimate for pre-existing warranties	48
Settlements made during the period (in cash or in kind)	(117)
Foreign currency translation and other	9
Accrual balance at end of period	$165
In September 2016, one of the Company's OEM customers initiated a recall to enhance airbag deployment systems in certain vehicles. Delphi's Electronics and Safety segment had supplied sensors and related control modules for the airbags in the affected vehicles. During the first quarter of 2017, Delphi reached an agreement with its customer related to this matter. In addition to the Company's previously recorded reserve estimate, Delphi recognized an incremental $43 million of warranty expense within cost of sales during the nine months ended September 30, 2017 related to this matter.

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
As part of Delphi's continued efforts to optimize its cost structure, it has undertaken several restructuring programs which include workforce reductions as well as plant closures. These programs are primarily focused on the continued rotation of our manufacturing footprint to best cost locations in Europe and on reducing global overhead costs, including programs implemented to realign the Company's organizational structure due to changes in roles and workforce as a result of the planned spin-off of the Powertrain Systems segment. The Company recorded employee-related and other restructuring charges related to these programs totaling approximately $21 million and $180 million during the three and nine months ended September 30, 2017, respectively.
Restructuring costs recorded during the three months ended September 30, 2017 included $9 million for programs focused on the continued rotation of our manufacturing footprint to best cost locations in Europe, as well as $6 million for programs implemented to reduce global overhead costs. The charges recorded during the nine months ended September 30, 2017 included the recognition of approximately $54 million of employee-related and other costs related to the initiation of the closure of a Western European manufacturing site within the Powertrain Systems segment pursuant to the Company's on-going European footprint rotation strategy. Cash payments for this restructuring action are expected to be principally completed by 2020. The charges recorded during the nine months ended September 30, 2017 also included $36 million of costs related to the closure of an Electronics and Safety Western European manufacturing site.
Restructuring costs of approximately $63 million and $252 million were recorded during the three and nine months ended September 30, 2016, respectively. These charges included $50 million recorded during the three months ended September 30, 2016 for programs implemented to reduce global overhead costs, as well as $152 million recorded during the nine months ended September 30, 2016 for programs focused on the continued rotation of our manufacturing footprint to low cost locations in Europe, $90 million of which related to the initiation of the closure of a European manufacturing site within the Powertrain Systems segment. Cash payments for this restructuring action are expected to be principally completed in 2017. Additionally, Delphi recognized non-cash asset impairment charges of $19 million during the nine months ended September 30, 2016 related to this plant closure, which were recorded within cost of sales.
Restructuring charges for employee separation and termination benefits are paid either over the severance period or in a lump sum in accordance with either statutory requirements or individual agreements. Delphi incurred cash expenditures related to its restructuring programs of approximately $162 million and $179 million in the nine months ended September 30, 2017 and 2016, respectively.
The following table summarizes the restructuring charges recorded for the three and nine months ended September 30, 2017 and 2016 by operating segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

	(in millions)
Electrical/Electronic Architecture	$17	$30	$43	$65
Powertrain Systems	4	22	81	157
Electronics and Safety	—	11	56	30
Total	$21	$63	$180	$252
The table below summarizes the activity in the restructuring liability for the nine months ended September 30, 2017:

	Employee Termination Benefits Liability	Other Exit Costs Liability	Total

	(in millions)
Accrual balance at January 1, 2017	$193	$5	$198
Provision for estimated expenses incurred during the period	180	—	180
Payments made during the period	(159)	(3)	(162)
Foreign currency and other	22	(1)	21
Accrual balance at September 30, 2017	$236	$1	$237

8. DEBT
The following is a summary of debt outstanding, net of unamortized issuance costs and discounts, as of September 30, 2017 and December 31, 2016, respectively:

	September 30, 2017	December 31, 2016

	(in millions)
3.15%, senior notes, due 2020 (net of $2 and $3 unamortized issuance costs and $1 and $1 discount, respectively)	$647	$646
4.15%, senior notes, due 2024 (net of $4 and $4 unamortized issuance costs and $1 and $2 discount, respectively)	695	694
1.50%, Euro-denominated senior notes, due 2025 (net of $4 and $4 unamortized issuance costs and $3 and $3 discount, respectively)	815	729
4.25%, senior notes, due 2026 (net of $4 and $4 unamortized issuance costs, respectively)	646	646
1.60%, Euro-denominated senior notes, due 2028 (net of $4 and $4 unamortized issuance costs and $0 and $1 discount, respectively)	583	521
4.40%, senior notes, due 2046 (net of $3 and $3 unamortized issuance costs and $2 and $2 discount, respectively)	295	295
Tranche A Term Loan, due 2021 (net of $2 and $2 unamortized issuance costs, respectively)	398	398
Capital leases and other	38	42
Sub-total	4,117	3,971
Powertrain Spin-Off Debt: 5.00%, senior notes, due 2025 (net of $14 and $0 unamortized issuance costs and $4 and $0 discount, respectively)	782	—
Total debt	4,899	3,971
Less: current portion	(15)	(12)
Long-term debt	$4,884	$3,959
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
As of September 30, 2017, there were no amounts drawn on the Revolving Credit Facility and approximately $7 million in letters of credit issued under the Credit Agreement. Letters of credit issued under the Credit Agreement reduce availability under the Revolving Credit Facility.
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

	September 30, 2017		December 31, 2016
	LIBOR plus	ABR plus	LIBOR plus	ABR plus
Revolving Credit Facility	1.10%	0.10%	1.10%	0.10%
Tranche A Term Loan	1.25%	0.25%	1.25%	0.25%
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
The interest rate period with respect to LIBOR interest rate options can be set at one-, two-, three-, or six-months as selected by Delphi in accordance with the terms of the Credit Agreement (or other period as may be agreed by the applicable lenders). Delphi may elect to change the selected interest rate option in accordance with the provisions of the Credit Agreement. As of September 30, 2017, Delphi selected the one-month LIBOR interest rate option on the Tranche A Term Loan, and the rate effective as of September 30, 2017, as detailed in the table below, was based on the Company's current credit rating and the Applicable Rate for the Credit Agreement:

		Borrowings as of
		September 30, 2017	Rate effective as of
	Applicable Rate	(in millions)	September 30, 2017
Tranche A Term Loan	LIBOR plus 1.25%	$400	2.50%
Borrowings under the Credit Agreement are prepayable at Delphi's option without premium or penalty.
The Credit Agreement contains certain covenants that limit, among other things, the Company’s (and the Company’s subsidiaries’) ability to incur certain additional indebtedness or liens or to dispose of substantially all of its assets. In addition, the Credit Agreement requires that the Company maintain a consolidated leverage ratio (the ratio of Consolidated Total Indebtedness to Consolidated EBITDA, each as defined in the Credit Agreement) of less than 3.50 to 1.0. The Credit Agreement also contains events of default customary for financings of this type. The Company was in compliance with the Credit Agreement covenants as of September 30, 2017.
As of September 30, 2017, all obligations under the Credit Agreement were borrowed by Delphi Corporation and jointly and severally guaranteed by its direct and indirect parent companies, subject to certain exceptions set forth in the Credit Agreement. Refer to Note 19. Supplemental Guarantor and Non-Guarantor Condensed Consolidating Financial Statements for additional information.
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
Although the specific terms of each indenture governing each series of senior notes vary, the indentures contain certain restrictive covenants, including with respect to Delphi's (and Delphi's subsidiaries) ability to incur liens, enter into sale and leaseback transactions and merge with or into other entities. As of September 30, 2017, the Company was in compliance with the provisions of all series of the outstanding senior notes.
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
Spin-off Financing
Delphi Technologies PLC ("Delphi Technologies"), a wholly owned subsidiary of the Company, was formed in connection with the Separation as a holding company to directly or indirectly own substantially all of the operating subsidiaries of the spin-off, to issue debt and to perform treasury operations of the spin-off, which prior to October 10, 2017 was named Delphi Jersey Holdings plc. Delphi Powertrain Corporation ("DPC"), a wholly owned U.S. subsidiary of the Company that will become a wholly owned subsidiary of Delphi Technologies PLC upon completion of the Separation, was also formed for the same purposes.

Spin-off Credit Agreement
On September 7, 2017, Delphi Technologies PLC and DPC entered into a credit agreement (the "Spin-Off Credit Agreement") with JPMorgan Chase Bank, N.A., as administrative agent, with respect to $1.25 billion in senior secured credit facilities. The Credit Agreement consists of a senior secured five-year $750 million term loan facility (the “Spin-Off Term Loan A Facility”) and a $500 million five-year senior secured revolving credit facility (the “ Spin-Off Revolving Credit Facility”) (collectively, the “Spin-Off Credit Facilities”) with the lenders party thereto and JPMorgan Chase Bank, N.A.
The Spin-Off Credit Facilities are expected to become available to Delphi Technologies PLC no later than the date of the Separation, subject to the satisfaction of certain conditions customary for financings of this type, including the spin-off. Accordingly, no amounts were drawn or available to be drawn under the Spin-Off Credit Facilities as of September 30, 2017. Prior to the date of the Separation, Delphi Technologies PLC is required to pay a 0.30% per annum commitment fee on the committed loans under the Spin-Off Credit Facilities. The Company incurred approximately $9 million of debt issuance costs in connection with the Spin-Off Credit Agreement.
The borrowers under the Spin-Off Credit Agreement will comprise Delphi Technologies PLC and DPC. Additional subsidiaries of Delphi Technologies PLC may be added as co-borrowers or guarantors under the Spin-Off Credit Agreement from time to time on the terms and conditions set forth in the Spin-Off Credit Agreement. The obligations of each borrower under the Spin-Off Credit Agreement will be jointly and severally guaranteed by each other borrower and by certain of Delphi Technologies PLC's existing and future direct and indirect subsidiaries, subject to certain exceptions customary for financings of this type. All obligations of the borrowers and the guarantors will be secured by certain assets of such borrowers and guarantors, including a perfected first-priority pledge of all of the capital stock in DPC.
Spin-Off Senior Notes
On September 28, 2017, Delphi Technologies PLC issued $800 million in aggregate principal amount of 5.00% senior unsecured notes due 2025 in a transaction exempt from registration under the Securities Act (the "Spin-Off Senior Notes"). The Spin-Off Senior Notes were priced at 99.50% of par, resulting in a yield to maturity of 5.077%. Approximately $14 million of issuance costs were incurred in connection with the Spin-Off Senior Notes offering. Interest is payable semi-annually on April 1 and October 1 of each year to holders of record at the close of business on March 15 or September 15 immediately preceding the interest payment date. The proceeds received from the Spin-Off Senior Notes offering were deposited into escrow for release to Delphi Technologies PLC upon satisfaction of certain conditions, including completion of the Separation. If the conditions for the release of the proceeds of this offering from escrow are not satisfied by June 30, 2018, the Spin-Off Senior Notes will be subject to mandatory redemption. The Spin-Off Senior Notes have not been, and are not expected to be, guaranteed by the Company or any of its subsidiaries that will not be subsidiaries of Delphi Technologies PLC following the spin-off. Upon completion of the Separation, Delphi Technologies PLC will use the proceeds from the Spin-Off Senior Notes together with the proceeds from the Spin-Off Term Loan A Facility to fund a dividend to the Company, fund operating cash and pay taxes and related fees and expenses.
Other Financing
Receivable factoring—Delphi maintains a €400 million European accounts receivable factoring facility which is available on a non-committed basis. This facility is accounted for as short-term debt and borrowings are subject to the availability of eligible accounts receivable. Collateral is not required related to these trade accounts receivable. This program automatically renews on a non-committed, indefinite basis unless terminated by either party. Borrowings bear interest at LIBOR plus 1.05% for borrowings denominated in pounds sterling and Euro Interbank Offered Rate ("EURIBOR") plus 0.80% for borrowings denominated in Euros. No amounts were outstanding on the European accounts receivable factoring facility as of September 30, 2017 or December 31, 2016.
The Company has entered into arrangements with various financial institutions to sell eligible trade receivables from certain aftermarket customers in North America. These arrangements can be terminated at any time subject to prior written notice. The receivables under these arrangements are sold without recourse to the Company and are therefore accounted for as true sales. During the three and nine months ended September 30, 2017, $25 million and $63 million of receivables were sold under these arrangements, and expenses of $1 million and $2 million, respectively, were recognized within interest expense. During the three and nine months ended September 30, 2016, $19 million and $94 million of receivables were sold under these arrangements, and expenses of less than $1 million and $2 million, respectively, were recognized within interest expense.
Capital leases and other—As of September 30, 2017 and December 31, 2016, approximately $38 million and $42 million, respectively, of other debt issued by certain non-U.S. subsidiaries and capital lease obligations was outstanding.
Interest—Cash paid for interest related to debt outstanding totaled $109 million and $131 million for the nine months ended September 30, 2017 and 2016, respectively.

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
The amounts shown below reflect the defined benefit pension expense for the three and nine months ended September 30, 2017 and 2016:

	Non-U.S. Plans		U.S. Plans

	Three Months Ended September 30,
	2017	2016	2017	2016

	(in millions)
Service cost	$13	$12	$—	$—
Interest cost	16	17	—	—
Expected return on plan assets	(19)	(18)	—	—
Curtailment loss	1	—	—	—
Amortization of actuarial losses	11	4	—	—
Net periodic benefit cost	$22	$15	$—	$—

	Non-U.S. Plans		U.S. Plans

	Nine Months Ended September 30,
	2017	2016	2017	2016

	(in millions)
Service cost	$40	$37	$—	$—
Interest cost	45	51	1	1
Expected return on plan assets	(54)	(54)	—	—
Curtailment loss	4	—	—	—
Amortization of actuarial losses	29	11	—	—
Net periodic benefit cost	$64	$45	$1	$1
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
Other postretirement benefit obligations were approximately $5 million and $5 million at September 30, 2017 and December 31, 2016, respectively.

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
During the three months ended June 30, 2017, Delphi and the plaintiffs reached an agreement to settle this matter for $310 million, which was subsequently approved by the Bankruptcy Court. In accordance with the terms of the settlement agreement, the Company recorded a net incremental charge of $10 million to other expense during the nine months ended September 30, 2017. In July 2017, the Company paid the $310 million settlement pursuant to the terms of the settlement agreement.
Brazil Matters
Delphi conducts business operations in Brazil that are subject to the Brazilian federal labor, social security, environmental, tax and customs laws, as well as a variety of state and local laws. While Delphi believes it complies with such laws, they are complex, subject to varying interpretations, and the Company is often engaged in litigation with government agencies regarding the application of these laws to particular circumstances. As of September 30, 2017, the majority of claims asserted against Delphi in Brazil relate to such litigation. The remaining claims in Brazil relate to commercial and labor litigation with private parties. As of September 30, 2017, claims totaling approximately $215 million (using September 30, 2017 foreign currency rates) have been asserted against Delphi in Brazil. As of September 30, 2017, the Company maintains accruals for these asserted claims of $30 million (using September 30, 2017 foreign currency rates). The amounts accrued represent claims that are deemed probable of loss and are reasonably estimable based on the Company’s analyses and assessment of the asserted claims and prior experience with similar matters. While the Company believes its accruals are adequate, the final amounts required to resolve these matters could differ materially from the Company’s recorded estimates and Delphi’s results of operations could be materially affected. The Company estimates the reasonably possible loss in excess of the amounts accrued related to these claims to be zero to $185 million.

Environmental Matters
Delphi is subject to the requirements of U.S. federal, state, local and non-U.S. environmental and safety and health laws and regulations. As of September 30, 2017 and December 31, 2016, the undiscounted reserve for environmental investigation and remediation was approximately $7 million (of which $2 million was recorded in accrued liabilities and $5 million was recorded in other long-term liabilities) and $6 million (of which $1 million was recorded in accrued liabilities and $5 million was recorded in other long-term liabilities), respectively. Delphi cannot ensure that environmental requirements will not change or become more stringent over time or that its eventual environmental remediation costs and liabilities will not exceed the amount of its current reserves. In the event that such liabilities were to significantly exceed the amounts recorded, Delphi’s results of operations could be materially affected. At September 30, 2017, the difference between the recorded liabilities and the reasonably possible range of potential loss was not material.

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
The Company's income tax expense and effective tax rate for the three and nine months ended September 30, 2017 and 2016 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

	(dollars in millions)
Income tax expense	$60	$57	$183	$216
Effective tax rate	13%	16%	14%	20%
The Company’s tax rate is affected by the fact that its parent entity is a U.K. resident taxpayer, the tax rates in the U.K. and other jurisdictions in which the Company operates, the relative amount of income earned by jurisdiction and the relative amount of losses or income for which no tax benefit or expense was recognized due to a valuation allowance. The Company’s effective tax rate was impacted by favorable changes in geographic income mix in 2017 as compared to 2016 primarily due to changes in the underlying business operations, the receipt of certain tax incentives and holidays that reduced the effective tax rate for certain subsidiaries below the statutory rate and the impact of losses recorded during the nine months ended September 30, 2016 in foreign jurisdictions for which no tax benefit was recognized due to a valuation allowance.
The Company’s effective tax rate for the three months ended September 30, 2017 also includes net discrete tax benefits of $11 million primarily related to changes in reserves and provision to return adjustments. The Company’s effective tax rate for the nine months ended September 30, 2017 includes net discrete tax benefits of $22 million primarily related to provision to return adjustments, net of related changes in valuation allowances and reserves. The effective tax rate for the three and nine months ended September 30, 2016 includes net discrete tax benefits of $4 million and $3 million, respectively, primarily related to provision to return adjustments.

Delphi Automotive PLC is a U.K. resident taxpayer and not a domestic corporation for U.S. federal income tax purposes, and as such is not subject to U.S. tax, and generally not subject to U.K. tax on remitted foreign earnings.
Cash paid or withheld for income taxes was $199 million and $233 million for the nine months ended September 30, 2017 and 2016 respectively.

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
Weighted Average Shares
The following table illustrates net income per share attributable to Delphi and the weighted average shares outstanding used in calculating basic and diluted income per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

	(in millions, except per share data)
Numerator:
Income from continuing operations	$395	$293	$1,099	$871
Income from discontinued operations	—	—	—	105
Net income attributable to Delphi	$395	$293	$1,099	$976
Denominator:
Weighted average ordinary shares outstanding, basic	266.24	272.19	267.60	273.91
Dilutive shares related to restricted stock units ("RSUs")	0.92	0.58	0.63	0.48
Weighted average ordinary shares outstanding, including dilutive shares	267.16	272.77	268.23	274.39

Basic net income per share:
Continuing operations	$1.48	$1.08	$4.11	$3.18
Discontinued operations	—	—	—	0.38
Basic net income per share attributable to Delphi	$1.48	$1.08	$4.11	$3.56
Diluted net income per share:
Continuing operations	$1.48	$1.07	$4.10	$3.18
Discontinued operations	—	—	—	0.38
Diluted net income per share attributable to Delphi	$1.48	$1.07	$4.10	$3.56
Anti-dilutive securities share impact	—	—	—	—
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

A summary of the ordinary shares repurchased during the three and nine months ended September 30, 2017 and 2016 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Total number of shares repurchased	1,018,930	1,487,900	4,667,193	7,980,325
Average price paid per share	$92.99	$67.24	$82.00	$67.00
Total (in millions)	$95	$100	$383	$535
As of September 30, 2017, approximately $989 million of share repurchases remained available under the April 2016 share repurchase program. All repurchased shares were retired, and are reflected as a reduction of ordinary share capital for the par value of the shares, with the excess applied as reductions to additional paid-in-capital and retained earnings.
Dividends
The Company has declared and paid cash dividends per ordinary share during the periods presented as follows:

	Dividend	Amount
	Per Share	(in millions)
2017:
Third quarter	$0.29	$77
Second quarter	0.29	78
First quarter	0.29	78
Total	$0.87	$233
2016:
Fourth quarter	$0.29	$79
Third quarter	0.29	79
Second quarter	0.29	79
First quarter	0.29	80
Total	$1.16	$317
In addition, in October 2017, the Board of Directors declared a regular quarterly cash dividend of $0.29 per ordinary share, payable November 22, 2017 to shareholders of record at the close of business on November 8, 2017.
Other
Prior to the completion of the initial public offering on November 22, 2011, net income and other changes to membership interests were allocated to the respective outstanding classes based on the cumulative distribution provisions of the Fourth LLP Agreement.
Under the terms of the Fourth LLP Agreement, if cumulative distributions to the members of Delphi Automotive LLP under certain provisions of the Fourth LLP Agreement exceed $7.2 billion, Delphi, as disbursing agent on behalf of DPHH, is required to pay to the holders of allowed general unsecured claims against DPHH $32.50 for every $67.50 in excess of $7.2 billion distributed to the members, up to a maximum amount of $300 million. As described in Note 10. Commitments and Contingencies, Delphi settled the litigation related to this matter during the nine months ended September 30, 2017.

13. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The changes in accumulated other comprehensive income (loss) attributable to Delphi (net of tax) for the three and nine months ended September 30, 2017 and 2016 are shown below. Prior period other comprehensive income includes activity relating to discontinued operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

	(in millions)
Foreign currency translation adjustments:
Balance at beginning of period	$(614)	$(678)	$(799)	$(661)
Aggregate adjustment for the period (1)	84	26	269	9
Balance at end of period	(530)	(652)	(530)	(652)

Gains (losses) on derivatives:
Balance at beginning of period	32	(57)	(11)	(106)
Other comprehensive income before reclassifications (net tax effect of $5, $10, $15 and $17)	(3)	(16)	26	(21)
Reclassification to income (net tax effect of $0, $8, $10 and $24)	(6)	22	8	76
Balance at end of period	23	(51)	23	(51)

Pension and postretirement plans:
Balance at beginning of period	(400)	(244)	(405)	(266)
Other comprehensive income before reclassifications (net tax effect of $4, $0, $8 and $4)	(15)	3	(25)	19
Reclassification to income (net tax effect of $2, $0, $5 and $1)	9	3	24	9
Balance at end of period	(406)	(238)	(406)	(238)

Accumulated other comprehensive loss, end of period	$(913)	$(941)	$(913)	$(941)

(1)
Includes losses of $44 million and $147 million for the three and nine months ended September 30, 2017, and losses of $10 million and $18 million for the three and nine months ended September 30, 2016, respectively, related to non-derivative net investment hedges, principally offset by the foreign currency impact of intra-entity loans that are of a long-term investment nature in each period. Refer to Note 14. Derivatives and Hedging Activities for further description of these hedges.

Reclassifications from accumulated other comprehensive income to income for the three and nine months ended September 30, 2017 and 2016 were as follows:

Reclassification Out of Accumulated Other Comprehensive Income
Details About Accumulated Other Comprehensive Income Components	Three Months Ended September 30,		Nine Months Ended September 30,		Affected Line Item in the Statement of Operations
	2017	2016	2017	2016

	(in millions)
Gains (losses) on derivatives:
Commodity derivatives	$5	$(10)	$8	$(35)	Cost of sales
Foreign currency derivatives	1	(20)	(26)	(65)	Cost of sales
	6	(30)	(18)	(100)	Income before income taxes
	—	8	10	24	Income tax expense
	6	(22)	(8)	(76)	Net income
	—	—	—	—	Net income attributable to noncontrolling interest
	$6	$(22)	$(8)	$(76)	Net income attributable to Delphi

Pension and postretirement plans:
Actuarial losses	$(11)	$(3)	$(29)	$(10)	Other expense (1)
	(11)	(3)	(29)	(10)	Income before income taxes
	2	—	5	1	Income tax expense
	(9)	(3)	(24)	(9)	Net income
	—	—	—	—	Net income attributable to noncontrolling interest
	$(9)	$(3)	$(24)	$(9)	Net income attributable to Delphi

Total reclassifications for the period	$(3)	$(25)	$(32)	$(85)

(1)	These accumulated other comprehensive loss components are components of net periodic pension cost (see Note 9. Pension Benefits for additional details).

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
As of September 30, 2017, the Company had the following outstanding notional amounts related to commodity and foreign currency forward and option contracts designated as cash flow hedges that were entered into to hedge forecasted exposures:

Commodity	Quantity Hedged	Unit of Measure	Notional Amount (Approximate USD Equivalent)

	(in thousands)		(in millions)
Copper	57,124	pounds	$170

Foreign Currency	Quantity Hedged	Unit of Measure	Notional Amount (Approximate USD Equivalent)

	(in millions)
Mexican Peso	16,872	MXN	$925
Chinese Yuan Renminbi	2,410	RMB	365
Polish Zloty	344	PLN	95
New Turkish Lira	185	TRY	50
Hungarian Forint	4,025	HUF	15
The Company had additional foreign currency forward contracts designated as cash flow hedges with notional amounts that individually amounted to less than $10 million. As of September 30, 2017, Delphi has entered into derivative instruments to hedge cash flows extending out to September 2019.
Gains and losses on derivatives qualifying as cash flow hedges are recorded in accumulated other comprehensive income ("OCI"), to the extent that hedges are effective, until the underlying transactions are recognized in earnings. Unrealized amounts in accumulated OCI will fluctuate based on changes in the fair value of hedge derivative contracts at each reporting period. Net gains on cash flow hedges included in accumulated OCI as of September 30, 2017 were approximately $34 million (approximately $31 million, net of tax). Of this total, approximately $28 million are expected to be included in cost of sales within the next 12 months and $6 million are expected to be included in cost of sales in subsequent periods. Cash flow hedges are discontinued when Delphi determines it is no longer probable that the originally forecasted transactions will occur. The amount included in cost of sales related to cash flow hedge ineffectiveness was insignificant for the three and nine months ended September 30, 2017 and 2016. Cash flows from derivatives used to manage commodity and foreign exchange risks are classified as operating activities within the consolidated statement of cash flows.
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
The Company has designated the €700 million 2015 Euro-denominated Senior Notes and the €500 million 2016 Euro-denominated Senior Notes, as more fully described in Note 8. Debt, as net investment hedges of the foreign currency exposure of its investments in certain Euro-denominated subsidiaries. Due to changes in the value of the Euro-denominated debt instruments designated as net investment hedges, during the three and nine months ended September 30, 2017, $44 million and $147 million, respectively, of losses were recognized within the cumulative translation adjustment component of OCI. During the three and nine months ended September 30, 2016, $10 million and $19 million, respectively, of losses were recognized within the cumulative translation adjustment component of OCI. Cumulative (losses) gains included in accumulated OCI on these net investment hedges were $(87) million as of September 30, 2017 and $60 million as of December 31, 2016. There were no amounts reclassified or recognized for ineffectiveness during the three and nine months ended September 30, 2017 or 2016.
Derivatives Not Designated as Hedges
In certain occasions the Company enters into certain foreign currency and commodity contracts that are not designated as hedges. When hedge accounting is not applied to derivative contracts, gains and losses are recorded to other income (expense), net and cost of sales in the consolidated statement of operations.
As more fully disclosed in Note 17. Acquisitions and Divestitures, on July 30, 2015, Delphi made a recommended offer to acquire HellermannTyton. In conjunction with the acquisition, in August 2015, the Company entered into option contracts with notional amounts totaling £917 million to hedge portions of the currency risk associated with the cash payment for the acquisition at a cost of $15 million. Subsequently, in conjunction with the closing of the acquisition, Delphi entered into offsetting option contracts. Pursuant to the requirements of ASC 815, Derivatives and Hedging, the options did not qualify as hedges for accounting purposes. The Company paid $15 million to settle these options during the nine months ended September 30, 2016, which is reflected within investing activities in the consolidated statement of cash flows.
Fair Value of Derivative Instruments in the Balance Sheet
The fair value of derivative financial instruments recorded in the consolidated balance sheets as of September 30, 2017 and December 31, 2016 are as follows:

	Asset Derivatives		Liability Derivatives		Net Amounts of Assets and (Liabilities) Presented in the Balance Sheet
	Balance Sheet Location	September 30, 2017	Balance Sheet Location	September 30, 2017	September 30, 2017

	(in millions)
Derivatives designated as cash flow hedges:
Commodity derivatives	Other current assets	$20	Accrued liabilities	$—
Foreign currency derivatives*	Other current assets	23	Other current assets	7	$16
Foreign currency derivatives*	Accrued liabilities	2	Accrued liabilities	6	(4)
Commodity derivatives	Other long-term assets	5	Other long-term liabilities	—
Foreign currency derivatives*	Other long-term assets	8	Other long-term assets	1	7
Foreign currency derivatives*	Other long-term liabilities	—	Other long-term liabilities	3	(3)
Derivatives designated as net investment hedges:
Foreign currency derivatives	Other current assets	$—	Accrued liabilities	$12
Total derivatives designated as hedges		$58		$29

	Asset Derivatives		Liability Derivatives		Net Amounts of Assets and (Liabilities) Presented in the Balance Sheet
	Balance Sheet Location	December 31, 2016	Balance Sheet Location	December 31, 2016	December 31, 2016

	(in millions)
Derivatives designated as cash flow hedges:
Commodity derivatives	Other current assets	$7	Accrued liabilities	$—
Foreign currency derivatives*	Other current assets	6	Other current assets	3	$3
Foreign currency derivatives*	Accrued liabilities	9	Accrued liabilities	55	(46)
Commodity derivatives	Other long-term assets	4	Other long-term liabilities	—
Foreign currency derivatives*	Other long-term assets	8	Other long-term assets	4	4
Foreign currency derivatives*	Other long-term liabilities	—	Other long-term liabilities	11	(11)
Derivatives designated as net investment hedges:
Foreign currency derivatives	Other current assets	$2	Accrued liabilities	$—
Total derivatives designated as hedges		$36		$73

Derivatives not designated:
Foreign currency derivatives*	Other current assets	$—	Other current assets	$1	(1)
Foreign currency derivatives*	Accrued liabilities	2	Accrued liabilities	1	1
Total derivatives not designated as hedges		$2		$2
* Derivative instruments within this category are subject to master netting arrangements and are presented on a net basis in the consolidated balance sheets in accordance with accounting guidance related to the offsetting of amounts related to certain contracts.
The fair value of Delphi’s derivative financial instruments was in a net asset position as of September 30, 2017 and a net liability position as of December 31, 2016.

Effect of Derivatives on the Statement of Operations and Statement of Comprehensive Income
The pre-tax effect of derivative financial instruments in the consolidated statement of operations and consolidated statement of comprehensive income for the three months ended September 30, 2017 is as follows:

Three Months Ended September 30, 2017	Gain (loss) Recognized in OCI (Effective Portion)	Gain Reclassified from OCI into Income (Effective Portion)	Gain Recognized in Income (Ineffective Portion Excluded from Effectiveness Testing)

	(in millions)
Derivatives designated as cash flow hedges:
Commodity derivatives	$15	$5	$—
Foreign currency derivatives	(13)	1	—
Derivatives designated as net investment hedges:
Foreign currency derivatives	(10)	—	—
Total	$(8)	$6	$—

Gain Recognized in Income

(in millions)
Derivatives not designated:
Commodity derivatives	$—
Foreign currency derivatives	—
Total	$—
The pre-tax effect of derivative financial instruments in the consolidated statement of operations and consolidated statement of comprehensive income for the three months ended September 30, 2016 is as follows:

Three Months Ended September 30, 2016	Gain (loss) Recognized in OCI (Effective Portion)	Loss Reclassified from OCI into Income (Effective Portion)	Gain Recognized in Income (Ineffective Portion Excluded from Effectiveness Testing)

	(in millions)
Derivatives designated as cash flow hedges:
Commodity derivatives	$1	$(10)	$—
Foreign currency derivatives	(26)	(20)	—
Derivatives designated as net investment hedges:
Foreign currency derivatives	(1)	—	—
Total	$(26)	$(30)	$—

Gain Recognized in Income

(in millions)
Derivatives not designated:
Foreign currency derivatives	$1
Total	$1
The pre-tax effect of derivative financial instruments in the consolidated statement of operations and consolidated statement of comprehensive income for the nine months ended September 30, 2017 is as follows:

Nine Months Ended September 30, 2017	Gain (loss) Recognized in OCI (Effective Portion)	Gain (loss) Reclassified from OCI into Income (Effective Portion)	Gain Recognized in Income (Ineffective Portion Excluded from Effectiveness Testing)

	(in millions)
Derivatives designated as cash flow hedges:
Commodity derivatives	$26	$8	$—
Foreign currency derivatives	41	(26)	—
Derivatives designated as net investment hedges:
Foreign currency derivatives	(26)	—	—
Total	$41	$(18)	$—

Loss Recognized in Income

(in millions)
Derivatives not designated:
Foreign currency derivatives	$(5)
Total	$(5)
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
The gain or loss reclassified from OCI into income for the effective portion of designated derivative instruments and the gain or loss recognized in income for the ineffective portion of designated derivative instruments excluded from effectiveness testing were recorded to other income, net and cost of sales in the consolidated statements of operations for the three and nine months ended September 30, 2017 and 2016. The gain or loss recognized in income for non-designated derivative instruments was recorded in other income (expense), net and cost of sales for the three and nine months ended September 30, 2017 and 2016.

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
As of September 30, 2017 and December 31, 2016, Delphi was in a net derivative asset (liability) position of $29 million and $(37) million, respectively, and no significant adjustments were recorded for nonperformance risk based on the application of peer companies’ CDS rates, evaluation of our own nonperformance risk and because Delphi’s exposures were to counterparties with investment grade credit ratings. Refer to Note 14. Derivatives and Hedging Activities for further information regarding derivatives.
Contingent consideration—As described in Note 17. Acquisitions and Divestitures, as of September 30, 2017, additional contingent consideration may be earned as a result of Delphi's acquisition agreements for Movimento Group ("Movimento"), Control-Tec LLC ("Control-Tec"), Ottomatika, Inc. ("Ottomatika") and Antaya Technologies Corporation ("Antaya"). The liability for contingent consideration is estimated as of the date of the acquisition and is recorded as part of the purchase price, and is subsequently re-measured to fair value at each reporting date, based on a probability-weighted discounted cash flow analysis using a rate that reflects the uncertainty surrounding the expected outcomes, which the Company believes is appropriate and representative of market participant assumptions. The measurement of the liability for contingent consideration is based on significant inputs that are not observable in the market, and is therefore classified as a Level 3 measurement in accordance with ASU Topic 820-10-35. Examples of utilized unobservable inputs are estimated future earnings of the acquired businesses and applicable discount rates. The estimate of the liability may fluctuate if there are changes in the forecast of the acquired businesses' future earnings, as a result of actual earnings levels achieved or in the discount rates used to determine the present value of contingent future cash flows. As of September 30, 2017, the range of periods in which the earn-out provisions may be achieved is from 2017 to 2018. The Company regularly reviews these assumptions and makes adjustments to the fair value measurements as required by facts and circumstances.
As of September 30, 2017 and December 31, 2016, the liability for contingent consideration was $22 million (of which $2 million was classified within other current liabilities and $20 million was classified within other long-term liabilities) and $35 million (of which was $22 million classified within other current liabilities and $13 million was classified within other long-term liabilities). Adjustments to this liability for interest accretion are recognized in interest expense, and any other changes in the fair value of this liability are recognized within other income (expense), net in the consolidated statement of operations.
The changes in the contingent consideration liability classified as a Level 3 measurement for the nine months ended September 30, 2017 were as follows:

Contingent Consideration Liability

(in millions)
Fair value at beginning of period	$35
Additions	8
Payments	(22)
Interest accretion	1
Fair value at end of period	$22

During the nine months ended September 30, 2017, Delphi recorded a liability of $8 million for the estimated fair value of the contingent consideration for the acquisition of Movimento, as further described in Note 17. Acquisitions and Divestitures. Also during the nine months ended September 30, 2017, Delphi paid $20 million of contingent consideration related to its 2015 acquisition of Control-Tec and $2 million of contingent consideration related to its 2015 acquisition of Ottomatika.
As of September 30, 2017 and December 31, 2016, Delphi had the following assets measured at fair value on a recurring basis:

	Total	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3

	(in millions)
As of September 30, 2017
Commodity derivatives	$25	$—	$25	$—
Foreign currency derivatives	23	—	23	—
Total	$48	$—	$48	$—
As of December 31, 2016:
Commodity derivatives	$11	$—	$11	$—
Foreign currency derivatives	8	—	8	—
Total	$19	$—	$19	$—
As of September 30, 2017 and December 31, 2016, Delphi had the following liabilities measured at fair value on a recurring basis:

	Total	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3

	(in millions)
As of September 30, 2017
Commodity derivatives	$—	$—	$—	$—
Foreign currency derivatives	19	—	19	—
Contingent consideration	22	—	—	22
Total	$41	$—	$19	$22
As of December 31, 2016:
Foreign currency derivatives	$56	$—	$56	$—
Contingent consideration	35	—	—	35
Total	$91	$—	$56	$35
Non-derivative financial instruments—Delphi’s non-derivative financial instruments include cash and cash equivalents, accounts and notes receivable, accounts payable, as well as debt, which consists of its accounts receivable factoring arrangements, capital leases and other debt issued by Delphi’s non-U.S. subsidiaries, the Revolving Credit Facility, the Tranche A Term Loan and all series of outstanding senior notes. The fair value of debt is based on quoted market prices for instruments with public market data or significant other observable inputs for instruments without a quoted public market price (Level 2). As of September 30, 2017 and December 31, 2016, total debt was recorded at $4,899 million and $3,971 million, respectively, and had estimated fair values of $5,002 million and $4,007 million, respectively. For all other financial instruments recorded at September 30, 2017 and December 31, 2016, fair value approximates book value.
Fair Value Measurements on a Nonrecurring Basis
In addition to items that are measured at fair value on a recurring basis, Delphi also has items in its balance sheet that are measured at fair value on a nonrecurring basis. As these items are not measured at fair value on a recurring basis, they are not included in the tables above. Nonfinancial assets and liabilities that are measured at fair value on a nonrecurring basis include certain long-lived assets, equity and cost method investments, intangible assets, asset retirement obligations, share-based compensation and liabilities for exit or disposal activities measured at fair value upon initial recognition. During the three and nine months ended September 30, 2017, Delphi recorded non-cash asset impairment charges totaling $1 million and $10 million, respectively, within cost of sales related to declines in the fair values of certain fixed assets. During the three and nine months ended September 30, 2016, Delphi recorded non-cash asset impairment charges totaling $1 million and $23 million, respectively, within cost of sales related to declines in the fair values of certain fixed assets, $19 million of which related to the initiation of a plant closure of a European manufacturing site within the Powertrain Systems segment in the second quarter of 2016, as further described in Note 7. Restructuring. Fair value of long-lived assets is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved and a review of appraisals. As such, Delphi has determined that the fair value measurements of long-lived assets fall in Level 3 of the fair value hierarchy.

16. OTHER INCOME, NET
Other income (expense), net included:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

	(in millions)
Interest income	$2	$1	$5	$2
Loss on extinguishment of debt	—	(73)	—	(73)
Components of net periodic benefit cost other than service cost (Note 9)	(9)	(3)	(25)	(9)
Reserve for Unsecured Creditors litigation	—	—	(10)	—
Other, net	(2)	6	1	7
Other expense, net	$(9)	$(69)	$(29)	$(73)
As further discussed in Note 10. Commitments and Contingencies, during the three months ended June 30, 2017, Delphi and the plaintiffs reached an agreement to settle the Unsecured Creditors litigation for $310 million, which was subsequently approved by the Bankruptcy Court. In July 2017, the Company paid the $310 million settlement pursuant to the terms of the settlement agreement. In accordance with the terms of the settlement agreement, the Company recorded a net incremental charge of $10 million to its previously recorded reserve of $300 million to other expense during the nine months ended September 30, 2017.
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

17. ACQUISITIONS AND DIVESTITURES
Acquisition of nuTonomy
On October 20, 2017, Delphi agreed to acquire nuTonomy, Inc. ("nuTonomy"), a leading provider of autonomous driving software and technology, for total consideration of up to $454 million. Of the total consideration, $290 million of purchase price is payable at closing, subject to certain post-closing adjustments, and approximately $110 million will vest to certain selling shareholders in annual installments over 3 years from the acquisition date, subject to those selling shareholders' compliance with certain service conditions. Of the $110 million, approximately $8 million is payable after one year and approximately $51 million is payable after each of the second and third years following the acquisition date. These remaining installments will be recorded as a component of Selling, general and administrative expense ratably over the respective installment period. Additionally, the total consideration includes a cash payment of up to $54 million contingent upon the achievement of certain performance metrics over a future 3-year period.

The acquisition is subject to the satisfaction of customary closing conditions and the receipt of regulatory and other approvals, and is expected to close in the fourth quarter of 2017. The Company intends to acquire nuTonomy utilizing cash on hand. Upon completion, nuTonomy will become part of Delphi’s Electronics and Safety segment.

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
Technology Investments
The Company has made technology investments in certain non-consolidated affiliates for ownership interests of less than 20%, which are accounted for under the cost method.
During the third quarter of 2017, the Company's Electronics and Safety segment made investments in two leading developers of Light Detection and Ranging (“LIDAR”) technology, a $15 million investment in Innoviz Technologies and a $10 million investment in LeddarTech, Inc. The Company's Powertrain Systems segment also made an additional $1 million investment in Tula Technology Inc., an engine control software company in which the Company made an initial $20 million investment in 2015.
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
As of September 30, 2017, the Company had the following technology investments, which are classified within other long-term assets in the consolidated balance sheet:

Investment Name	Segment	Investment Date	Investment (in millions)
Innoviz Technologies	Electronics and Safety	Q3 2017	$15
LeddarTech, Inc.	Electronics and Safety	Q3 2017	10
Valens Semiconductor Ltd.	Electrical/Electronic Architecture	Q2 2017	10
Otonomo Technologies Ltd.	Electronics and Safety	Q1 2017	15
Tula Technology Inc.	Powertrain Systems	Q2 2015; Q3 2017	21
Quanergy Systems, Inc	Electronics and Safety	Q2 2015; Q1 2016	6
			$77

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
A summary of RSU activity, including award grants, vesting and forfeitures is provided below:

	RSUs	Weighted Average Grant Date Fair Value
	(in thousands)
Nonvested, January 1, 2017	1,740	$76.54
Granted	877	79.68
Vested	(362)	74.42
Forfeited	(135)	76.76
Nonvested, September 30, 2017	2,120	78.19
Delphi recognized compensation expense of $16 million ($14 million, net of tax) and $18 million ($16 million, net of tax) based on the Company’s best estimate of ultimate performance against the respective targets during the three months ended September 30, 2017 and 2016, respectively. Delphi recognized compensation expense of $48 million ($42 million, net of tax) and $45 million ($39 million, net of tax) based on the Company’s best estimate of ultimate performance against the respective targets during the nine months ended September 30, 2017 and 2016, respectively. Delphi will continue to recognize compensation expense, based on the grant date fair value of the awards applied to the Company’s best estimate of ultimate performance against the respective targets, over the requisite vesting periods of the awards. Based on the grant date fair value of the awards and the Company’s best estimate of ultimate performance against the respective targets as of September 30, 2017, unrecognized compensation expense on a pre-tax basis of approximately $87 million is anticipated to be recognized over a weighted average period of approximately 2 years. For the nine months ended September 30, 2017 and 2016, respectively, approximately $33 million and $40 million of cash was paid and reflected as a financing activity in the statements of cash flows related to the minimum statutory tax withholding for vested RSUs.

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
Spin-Off Senior Notes
As described in Note 8. Debt, in September 2017, Delphi Technologies PLC, a wholly owned subsidiary of the Company, was formed in connection with the planned spin-off of the Powertrain Systems segment. Delphi Technologies PLC is a holding company established to directly, or indirectly, own substantially all of the operating subsidiaries of the spin-off, to issue debt securities and perform treasury operations of the spin-off entity. In September 2017, Delphi Technologies PLC issued $800 million in aggregate principal amount of 5.00% senior unsecured notes due 2025 in a transaction exempt from registration under the Securities Act. The net proceeds from the notes offering were deposited into escrow and are expected to be released in connection with the spin-off. The notes are not guaranteed until their release from escrow, and will not be guaranteed by the Company or any of its subsidiaries that will not be subsidiaries of Delphi Technologies PLC following the spin-off. As Delphi Technologies PLC is not a guarantor of the Company's other indebtedness, it is included in the Non-Guarantor Subsidiaries.
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

Statement of Operations Three Months Ended September 30, 2017

	Parent	Subsidiary Guarantors	Subsidiary Issuer/Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated

	(in millions)
Net sales	$—	$—	$—	$4,333	$—	$4,333
Operating expenses:
Cost of sales	—	—	—	3,450	—	3,450
Selling, general and administrative	37	—	—	280	—	317
Amortization	—	—	—	34	—	34
Restructuring	—	—	—	21	—	21
Total operating expenses	37	—	—	3,785	—	3,822
Operating (loss) income	(37)	—	—	548	—	511
Interest (expense) income	(66)	(10)	(44)	(3)	87	(36)
Other income (expense), net	—	39	1	38	(87)	(9)
(Loss) income from continuing operations before income taxes and equity income	(103)	29	(43)	583	—	466
Income tax (expense) benefit	(1)	—	16	(75)	—	(60)
(Loss) income from continuing operations before equity income	(104)	29	(27)	508	—	406
Equity in net income of affiliates	—	—	—	7	—	7
Equity in net income (loss) of subsidiaries	499	452	40	—	(991)	—
Income (loss) from continuing operations	395	481	13	515	(991)	413
Income from discontinued operations, net of tax	—	—	—	—	—	—
Net income (loss)	395	481	13	515	(991)	413
Net income attributable to noncontrolling interest	—	—	—	18	—	18
Net income (loss) attributable to Delphi	$395	$481	$13	$497	$(991)	$395

Statement of Operations Nine Months Ended September 30, 2017

	Parent	Subsidiary Guarantors	Subsidiary Issuers/Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated

	(in millions)
Net sales	$—	$—	$—	$12,943	$—	$12,943
Operating expenses:
Cost of sales	—	—	—	10,314	—	10,314
Selling, general and administrative	72	—	—	834	—	906
Amortization	—	—	—	100	—	100
Restructuring	—	—	—	180	—	180
Total operating expenses	72	—	—	11,428	—	11,500
Operating (loss) income	(72)	—	—	1,515	—	1,443
Interest (expense) income	(188)	(14)	(130)	(9)	236	(105)
Other income (expense), net	—	105	2	100	(236)	(29)
(Loss) income from continuing operations before income taxes and equity income	(260)	91	(128)	1,606	—	1,309
Income tax benefit (expense)	—	—	47	(230)	—	(183)
(Loss) income from continuing operations before equity income	(260)	91	(81)	1,376	—	1,126
Equity in net income of affiliates	—	—	—	25	—	25
Equity in net income (loss) of subsidiaries	1,359	1,221	59	—	(2,639)	—
Income (loss) from continuing operations	1,099	1,312	(22)	1,401	(2,639)	1,151
Income from discontinued operations, net of tax	—	—	—	—	—	—
Net income (loss)	1,099	1,312	(22)	1,401	(2,639)	1,151
Net income attributable to noncontrolling interest	—	—	—	52	—	52
Net income (loss) attributable to Delphi	$1,099	$1,312	$(22)	$1,349	$(2,639)	$1,099

Statement of Operations Three Months Ended September 30, 2016

	Parent	Subsidiary Guarantors	Subsidiary Issuer/Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated

	(in millions)
Net sales	$—	$—	$—	$4,091	$—	$4,091
Operating expenses:
Cost of sales	—	—	—	3,253	—	3,253
Selling, general and administrative	44	—	—	234	—	278
Amortization	—	—	—	34	—	34
Restructuring	—	—	—	63	—	63
Total operating expenses	44	—	—	3,584	—	3,628
Operating (loss) income	(44)	—	—	507	—	463
Interest (expense) income	(54)	(4)	(52)	(19)	88	(41)
Other (expense) income, net	(5)	34	(51)	41	(88)	(69)
(Loss) income from continuing operations before income taxes and equity income	(103)	30	(103)	529	—	353
Income tax benefit (expense)	—	—	38	(95)	—	(57)
(Loss) income from continuing operations before equity income	(103)	30	(65)	434	—	296
Equity in net income of affiliates	—	—	—	10	—	10
Equity in net income (loss) of subsidiaries	396	347	111	—	(854)	—
Income from continuing operations	293	377	46	444	(854)	306
Income from discontinued operations, net of tax	—	—	—	—	—	—
Net income (loss)	293	377	46	444	(854)	306
Net income attributable to noncontrolling interest	—	—	—	13	—	13
Net income (loss) attributable to Delphi	$293	$377	$46	$431	$(854)	$293
Statement of Operations Nine Months Ended September 30, 2016

	Parent	Subsidiary Guarantors	Subsidiary Issuers/Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated

	(in millions)
Net sales	$—	$—	$—	$12,348	$—	$12,348
Operating expenses:
Cost of sales	—	—	—	9,861	—	9,861
Selling, general and administrative	108	—	—	725	—	833
Amortization	—	—	—	101	—	101
Restructuring	—	—	—	252	—	252
Total operating expenses	108	—	—	10,939	—	11,047
Operating (loss) income	(108)	—	—	1,409	—	1,301
Interest (expense) income	(150)	(20)	(153)	(58)	258	(123)
Other (expense) income, net	(5)	96	(18)	112	(258)	(73)
(Loss) income from continuing operations before income taxes and equity income	(263)	76	(171)	1,463	—	1,105
Income tax benefit (expense)	—	—	63	(279)	—	(216)
(Loss) income from continuing operations before equity income	(263)	76	(108)	1,184	—	889
Equity in net income of affiliates	—	—	—	23	—	23
Equity in net income (loss) of subsidiaries	1,239	1,147	362	—	(2,748)	—
Income from continuing operations	976	1,223	254	1,207	(2,748)	912
Income from discontinued operations, net of tax	—	—	—	108	—	108
Net income (loss)	976	1,223	254	1,315	(2,748)	1,020
Net income attributable to noncontrolling interest	—	—	—	44	—	44
Net income (loss) attributable to Delphi	$976	$1,223	$254	$1,271	$(2,748)	$976

Statement of Comprehensive Income Three Months Ended September 30, 2017

	Parent	Subsidiary Guarantors	Subsidiary Issuer/Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated

	(in millions)
Net income (loss)	$395	$481	$13	$515	$(991)	$413
Other comprehensive income (loss):
Currency translation adjustments	(44)	—	—	131	—	87
Net change in unrecognized gain (loss) on derivative instruments, net of tax	—	—	—	(9)	—	(9)
Employee benefit plans adjustment, net of tax	—	—	—	(6)	—	(6)
Other comprehensive (loss) income	(44)	—	—	116	—	72
Equity in other comprehensive income (loss) of subsidiaries	113	(74)	(7)	—	(32)	—
Comprehensive income (loss)	464	407	6	631	(1,023)	485
Comprehensive income attributable to noncontrolling interests	—	—	—	21	—	21
Comprehensive income (loss) attributable to Delphi	$464	$407	$6	$610	$(1,023)	$464
Statement of Comprehensive Income Nine Months Ended September 30, 2017

	Parent	Subsidiary Guarantors	Subsidiary Issuers/Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated

	(in millions)
Net income (loss)	$1,099	$1,312	$(22)	$1,401	$(2,639)	$1,151
Other comprehensive income (loss):
Currency translation adjustments	(147)	—	—	423	—	276
Net change in unrecognized gain (loss) on derivative instruments, net of tax	—	—	—	34	—	34
Employee benefit plans adjustment, net of tax	—	—	—	(1)	—	(1)
Other comprehensive (loss) income	(147)	—	—	456	—	309
Equity in other comprehensive income (loss) of subsidiaries	449	(85)	54	—	(418)	—
Comprehensive income (loss)	1,401	1,227	32	1,857	(3,057)	1,460
Comprehensive income attributable to noncontrolling interests	—	—	—	59	—	59
Comprehensive income (loss) attributable to Delphi	$1,401	$1,227	$32	$1,798	$(3,057)	$1,401

Statement of Comprehensive Income Three Months Ended September 30, 2016

	Parent	Subsidiary Guarantors	Subsidiary Issuer/Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated

	(in millions)
Net income (loss)	$293	$377	$46	$444	$(854)	$306
Other comprehensive income (loss):
Currency translation adjustments	(9)	—	—	36	—	27
Net change in unrecognized gain (loss) on derivative instruments, net of tax	—	—	—	6	—	6
Employee benefit plans adjustment, net of tax	—	—	—	6	—	6
Other comprehensive (loss) income	(9)	—	—	48	—	39
Equity in other comprehensive income (loss) of subsidiaries	47	(85)	—	—	38	—
Comprehensive income (loss)	331	292	46	492	(816)	345
Comprehensive income attributable to noncontrolling interests	—	—	—	14	—	14
Comprehensive income (loss) attributable to Delphi	$331	$292	$46	$478	$(816)	$331
Statement of Comprehensive Income Nine Months Ended September 30, 2016

	Parent	Subsidiary Guarantors	Subsidiary Issuers/Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated

	(in millions)
Net income (loss)	$976	$1,223	$254	$1,315	$(2,748)	$1,020
Other comprehensive income (loss):
Currency translation adjustments	(18)	—	—	26	—	8
Net change in unrecognized gain (loss) on derivative instruments, net of tax	—	—	—	55	—	55
Employee benefit plans adjustment, net of tax	—	—	—	28	—	28
Other comprehensive (loss) income	(18)	—	—	109	—	91
Equity in other comprehensive income (loss) of subsidiaries	110	(210)	11	—	89	—
Comprehensive income (loss)	1,068	1,013	265	1,424	(2,659)	1,111
Comprehensive income attributable to noncontrolling interests	—	—	—	43	—	43
Comprehensive income (loss) attributable to Delphi	$1,068	$1,013	$265	$1,381	$(2,659)	$1,068

Balance Sheet as of September 30, 2017

	Parent	Subsidiary Guarantors	Subsidiary Issuers/Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated

	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$1	$—	$—	$556	$—	$557
Cash in escrow related to Powertrain Spin-Off senior notes offering (Note 8)	—	—	—	796	—	796
Restricted cash	—	—	—	1	—	1
Accounts receivable, net	—	—	—	3,225	—	3,225
Intercompany receivables, current	—	1,914	201	7,903	(10,018)	—
Inventories	—	—	—	1,642	—	1,642
Other current assets	—	—	—	489	—	489
Total current assets	1	1,914	201	14,612	(10,018)	6,710
Long-term assets:
Intercompany receivables, long-term	—	1,114	768	449	(2,331)	—
Property, net	—	—	—	3,819	—	3,819
Investments in affiliates	—	—	—	130	—	130
Investments in subsidiaries	12,642	10,265	3,322	—	(26,229)	—
Intangible assets, net	—	—	—	2,883	—	2,883
Other long-term assets	60	—	8	556	—	624
Total long-term assets	12,702	11,379	4,098	7,837	(28,560)	7,456
Total assets	$12,703	$13,293	$4,299	$22,449	$(38,578)	$14,166
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$—	$—	$10	$5	$—	$15
Accounts payable	2	—	—	2,743	—	2,745
Intercompany payables, current	6,314	1,708	998	998	(10,018)	—
Accrued liabilities	28	—	2	1,353	—	1,383
Total current liabilities	6,344	1,708	1,010	5,099	(10,018)	4,143
Long-term liabilities:
Long-term debt	2,986	—	1,083	815	—	4,884
Intercompany payables, long-term	170	—	1,340	821	(2,331)	—
Pension benefit obligations	—	—	—	1,004	—	1,004
Other long-term liabilities	—	—	12	509	—	521
Total long-term liabilities	3,156	—	2,435	3,149	(2,331)	6,409
Total liabilities	9,500	1,708	3,445	8,248	(12,349)	10,552
Total Delphi shareholders’ equity	3,203	11,585	854	13,790	(26,229)	3,203
Noncontrolling interest	—	—	—	411	—	411
Total shareholders’ equity	3,203	11,585	854	14,201	(26,229)	3,614
Total liabilities and shareholders’ equity	$12,703	$13,293	$4,299	$22,449	$(38,578)	$14,166

Balance Sheet as of December 31, 2016

	Parent	Subsidiary Guarantors	Subsidiary Issuers/Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated

	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$2	$—	$—	$836	$—	$838
Restricted cash	—	—	—	1	—	1
Accounts receivable, net	—	—	—	2,938	—	2,938
Intercompany receivables, current	47	1,843	436	5,285	(7,611)	—
Inventories	—	—	—	1,232	—	1,232
Other current assets	—	—	—	410	—	410
Total current assets	49	1,843	436	10,702	(7,611)	5,419
Long-term assets:
Intercompany receivables, long-term	—	1,070	768	1,767	(3,605)	—
Property, net	—	—	—	3,515	—	3,515
Investments in affiliates	—	—	—	101	—	101
Investments in subsidiaries	10,833	8,722	3,090	—	(22,645)	—
Intangible assets, net	—	—	—	2,748	—	2,748
Other long-term assets	60	—	10	439	—	509
Total long-term assets	10,893	9,792	3,868	8,570	(26,250)	6,873
Total assets	$10,942	$11,635	$4,304	$19,272	$(33,861)	$12,292
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$—	$—	$3	$9	$—	$12
Accounts payable	3	—	—	2,560	—	2,563
Intercompany payables, current	5,504	68	974	1,065	(7,611)	—
Accrued liabilities	31	300	30	1,212	—	1,573
Total current liabilities	5,538	368	1,007	4,846	(7,611)	4,148
Long-term liabilities:
Long-term debt	2,837	—	1,090	32	—	3,959
Intercompany payables, long-term	166	1,317	1,296	826	(3,605)	—
Pension benefit obligations	—	—	—	955	—	955
Other long-term liabilities	—	—	10	457	—	467
Total long-term liabilities	3,003	1,317	2,396	2,270	(3,605)	5,381
Total liabilities	8,541	1,685	3,403	7,116	(11,216)	9,529
Total Delphi shareholders’ equity	2,401	9,950	901	11,794	(22,645)	2,401
Noncontrolling interest	—	—	—	362	—	362
Total shareholders’ equity	2,401	9,950	901	12,156	(22,645)	2,763
Total liabilities and shareholders’ equity	$10,942	$11,635	$4,304	$19,272	$(33,861)	$12,292

Statement of Cash Flows for the Nine Months Ended September 30, 2017

	Parent	Subsidiary Guarantors	Subsidiary Issuers/Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated

	(in millions)
Net cash (used in) provided by operating activities from continuing operations	$(73)	$(255)	$—	$1,368	$—	$1,040
Net cash provided by operating activities from discontinued operations	—	—	—	—	—	—
Net cash (used in) provided by operating activities	(73)	(255)	—	1,368	—	1,040
Cash flows from investing activities:
Capital expenditures	—	—	—	(591)	—	(591)
Proceeds from sale of property / investments	—	—	—	12	—	12
Cost of business acquisitions, net of cash acquired	—	—	—	(40)	—	(40)
Cost of technology investments	—	—	—	(51)	—	(51)
Settlement of derivatives	—	—	—	(12)	—	(12)
Loans to affiliates	—	(55)	—	(960)	1,015	—
Repayments of loans from affiliates	—	—	—	17	(17)	—
Net cash (used in) provided by investing activities from continuing operations	—	(55)	—	(1,625)	998	(682)
Net cash provided by investing activities from discontinued operations	—	—	—	—	—	—
Net cash (used in) provided by investing activities	—	(55)	—	(1,625)	998	(682)
Cash flows from financing activities:
Net repayments under other short- and long-term debt agreements	—	—	—	(8)	—	(8)
Proceeds from issuance of senior notes, net of issuance costs	—	—	—	796	—	796
Escrow of proceeds from Powertrain Spin-off senior notes issuance	—	—	—	(796)	—	(796)
Contingent consideration and deferred acquisition purchase price payments	—	—	—	(24)	—	(24)
Dividend payments of consolidated affiliates to minority shareholders	—	—	—	(10)	—	(10)
Proceeds from borrowings from affiliates	705	310	—	—	(1,015)	—
Payments on borrowings from affiliates	(17)	—	—	—	17	—
Repurchase of ordinary shares	(383)	—	—	—	—	(383)
Distribution of cash dividends	(233)	—	—	—	—	(233)
Taxes withheld and paid on employees' restricted share awards	—	—	—	(33)	—	(33)
Net cash provided by (used in) financing activities	72	310	—	(75)	(998)	(691)
Effect of exchange rate fluctuations on cash and cash equivalents	—	—	—	52	—	52
Decrease in cash and cash equivalents	(1)	—	—	(280)	—	(281)
Cash and cash equivalents at beginning of period	2	—	—	836	—	838
Cash and cash equivalents at end of period	$1	$—	$—	$556	$—	$557

Statement of Cash Flows for the Nine Months Ended September 30, 2016

	Parent	Subsidiary Guarantors	Subsidiary Issuers/Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated

	(in millions)
Net cash (used in) provided by operating activities from continuing operations	$(81)	$33	$—	$1,306	$—	$1,258
Net cash provided by operating activities from discontinued operations	—	—	—	—	—	—
Net cash (used in) provided by operating activities	(81)	33	—	1,306	—	1,258
Cash flows from investing activities:
Capital expenditures	—	—	—	(614)	—	(614)
Proceeds from sale of property / investments	—	—	—	14	—	14
Net proceeds from divestiture of discontinued operations	—	—	—	52	—	52
Cost of business acquisitions, net of cash acquired	—	—	(15)	—	—	(15)
Cost of technology investments	—	—	(3)	—	—	(3)
Settlement of derivatives	—	—	—	(16)	—	(16)
Increase in restricted cash	—	—	—	(1)	—	(1)
Loans to affiliates	—	(887)	—	(1,194)	2,081	—
Repayments of loans from affiliates	—	—	—	353	(353)	—
Investments in subsidiaries	(854)	—	(350)	—	1,204	—
Net cash (used in) provided by investing activities from continuing operations	(854)	(887)	(368)	(1,406)	2,932	(583)
Net cash used in investing activities from discontinued operations	—	—	—	(4)	—	(4)
Net cash (used in) provided by investing activities	(854)	(887)	(368)	(1,410)	2,932	(587)
Cash flows from financing activities:
Net repayments under other short-term debt agreements	—	—	—	(14)	—	(14)
Repayment of senior notes	—	—	(862)	—	—	(862)
Proceeds from issuance of senior notes, net of issuance costs	852	—	—	—	—	852
Contingent consideration and deferred acquisition purchase price payments	—	—	—	(4)	—	(4)
Dividend payments of consolidated affiliates to minority shareholders	—	—	—	(24)	—	(24)
Proceeds from borrowings from affiliates	851	—	1,230	—	(2,081)	—
Payments on borrowings from affiliates	(353)	—	—	—	353	—
Investment from parent	350	854	—	—	(1,204)	—
Repurchase of ordinary shares	(530)	—	—	—	—	(530)
Distribution of cash dividends	(238)	—	—	—	—	(238)
Taxes withheld and paid on employees' restricted share awards	—	—	—	(40)	—	(40)
Net cash provided by (used in) financing activities	932	854	368	(82)	(2,932)	(860)
Effect of exchange rate fluctuations on cash and cash equivalents	—	—	—	5	—	5
Decrease in cash and cash equivalents	(3)	—	—	(181)	—	(184)
Cash and cash equivalents at beginning of period	4	—	—	575	—	579
Cash and cash equivalents at end of period	$1	$—	$—	$394	$—	$395

20. SEGMENT REPORTING
Delphi operates its core business along the following operating segments, which are grouped on the basis of similar product, market and operating factors:

•	Electrical/Electronic Architecture, which includes complete electrical architecture and component products.

•
Powertrain Systems, which includes extensive systems integration expertise in gasoline, diesel and fuel handling and full end-to-end systems including fuel and air injection, combustion, electronics controls, exhaust handling, test and validation capabilities, electric and hybrid electric vehicle power electronics, aftermarket, and original equipment service. As described in Note 22. Separation of Powertrain Systems, the Company is pursuing a separation of the Powertrain Systems segment into a new, independent publicly traded company, through a transaction expected to be treated as a tax-free spin-off to its shareholders.

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
Included below are sales and operating data for Delphi’s segments for the three and nine months ended September 30, 2017 and 2016.

	Electrical/ Electronic Architecture	Powertrain Systems	Electronics and Safety	Eliminations and Other (1)	Total

	(in millions)
For the Three Months Ended September 30, 2017:
Net sales	$2,317	$1,205	$845	$(34)	$4,333
Depreciation & amortization	$107	$49	$27	$—	$183
Adjusted operating income	$336	$150	$80	$—	$566
Operating income	$317	$115	$79	$—	$511
Equity income, net of tax	$6	$1	$—	$—	$7
Net income attributable to noncontrolling interest	$9	$9	$—	$—	$18

	Electrical/ Electronic Architecture	Powertrain Systems	Electronics and Safety	Eliminations and Other (1)	Total

	(in millions)
For the Three Months Ended September 30, 2016:
Net sales	$2,287	$1,077	$763	$(36)	$4,091
Depreciation & amortization	$102	$47	$25	$—	$174
Adjusted operating income	$317	$122	$95	$—	$534
Operating income (loss)	$283	$98	$82	$—	$463
Equity income, net of tax	$10	$—	$—	$—	$10
Net income attributable to noncontrolling interest	$6	$7	$—	$—	$13

	Electrical/ Electronic Architecture	Powertrain Systems	Electronics and Safety	Eliminations and Other (1)	Total

	(in millions)
For the Nine Months Ended September 30, 2017:
Net sales	$7,004	$3,560	$2,484	$(105)	$12,943
Depreciation & amortization	$312	$151	$76	$—	$539
Adjusted operating income	$998	$472	$220	$—	$1,690
Operating income	$948	$335	$160	$—	$1,443
Equity income, net of tax	$24	$1	$—	$—	$25
Net income attributable to noncontrolling interest	$27	$25	$—	$—	$52

	Electrical/ Electronic Architecture	Powertrain Systems	Electronics and Safety	Eliminations and Other (1)	Total

	(in millions)
For the Nine Months Ended September 30, 2016:
Net sales	$6,916	$3,340	$2,208	$(116)	$12,348
Depreciation & amortization	$297	$163	$66	$—	$526
Adjusted operating income	$969	$381	$276	$—	$1,626
Operating income	$868	$194	$239	$—	$1,301
Equity income, net of tax	$23	$—	$—	$—	$23
Net income attributable to noncontrolling interest	$19	$22	$—	$—	$41

(1)	Eliminations and Other includes the elimination of inter-segment transactions.

The reconciliation of Adjusted Operating Income to Operating Income includes, as applicable, restructuring, separation costs, other acquisition and portfolio project costs (which includes costs incurred to integrate acquired businesses and to plan and execute product portfolio transformation actions, including business and product acquisitions and divestitures), asset impairments and gains (losses) on business divestitures. The reconciliation of Adjusted Operating Income to net income attributable to Delphi for the three and nine months ended September 30, 2017 and 2016 are as follows:

	Electrical/ Electronic Architecture	Powertrain Systems	Electronics and Safety	Eliminations and Other	Total

	(in millions)
For the Three Months Ended September 30, 2017:
Adjusted operating income	$336	$150	$80	$—	$566
Restructuring	(17)	(4)	—	—	(21)
Separation costs	—	(31)	—	—	(31)
Other acquisition and portfolio project costs	(1)	—	(1)	—	(2)
Asset impairments	(1)	—	—	—	(1)
Operating income	$317	$115	$79	$—	511
Interest expense					(36)
Other expense, net					(9)
Income from continuing operations before income taxes and equity income					466
Income tax expense					(60)
Equity income, net of tax					7
Income from continuing operations					413
Income from discontinued operations, net of tax					—
Net income					413
Net income attributable to noncontrolling interest					18
Net income attributable to Delphi					$395

	Electrical/ Electronic Architecture	Powertrain Systems	Electronics and Safety	Eliminations and Other	Total

	(in millions)
For the Three Months Ended September 30, 2016:
Adjusted operating income	$317	$122	$95	$—	$534
Restructuring	(30)	(22)	(11)	—	(63)
Other acquisition and portfolio project costs	(4)	(2)	(1)	—	(7)
Asset impairments	—	—	(1)	—	(1)
Operating income	$283	$98	$82	$—	463
Interest expense					(41)
Other expense, net					(69)
Income from continuing operations before income taxes and equity income					353
Income tax expense					(57)
Equity income, net of tax					10
Income from continuing operations					306
Income from discontinued operations, net of tax					—
Net income					306
Net income attributable to noncontrolling interest					13
Net income attributable to Delphi					$293

	Electrical/ Electronic Architecture	Powertrain Systems	Electronics and Safety	Eliminations and Other	Total

	(in millions)
For the Nine Months Ended September 30, 2017:
Adjusted operating income	$998	$472	$220	$—	$1,690
Restructuring	(43)	(81)	(56)	—	(180)
Separation costs	—	(46)	—	—	(46)
Other acquisition and portfolio project costs	(6)	(2)	(3)	—	(11)
Asset impairments	(1)	(8)	(1)	—	(10)
Operating income	$948	$335	$160	$—	1,443
Interest expense					(105)
Other expense, net					(29)
Income from continuing operations before income taxes and equity income					1,309
Income tax expense					(183)
Equity income, net of tax					25
Income from continuing operations					1,151
Income from discontinued operations, net of tax					—
Net income					1,151
Net income attributable to noncontrolling interest					52
Net income attributable to Delphi					$1,099

	Electrical/ Electronic Architecture	Powertrain Systems	Electronics and Safety	Eliminations and Other	Total

	(in millions)
For the Nine Months Ended September 30, 2016:
Adjusted operating income	$969	$381	$276	$—	$1,626
Restructuring	(65)	(157)	(30)	—	(252)
Other acquisition and portfolio project costs	(36)	(8)	(6)	—	(50)
Asset impairments	—	(22)	(1)	—	(23)
Operating income	$868	$194	$239	$—	1,301
Interest expense					(123)
Other expense, net					(73)
Income from continuing operations before income taxes and equity income					1,105
Income tax expense					(216)
Equity income, net of tax					23
Income from continuing operations					912
Income from discontinued operations, net of tax					108
Net income					1,020
Net income attributable to noncontrolling interest					44
Net income attributable to Delphi					$976

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
Income from discontinued operations before income taxes attributable to Delphi was $0 and $115 million for the nine months ended September 30, 2017 and 2016, respectively. No assets or liabilities were classified as held for sale as of September 30, 2017 or December 31, 2016.

22. SEPARATION OF POWERTRAIN SYSTEMS
On May 3, 2017, the Company announced its intention to pursue a separation of its Powertrain Systems segment into a new, independent publicly traded company, through a transaction expected to be treated as a tax-free spin-off to its shareholders (the "Separation"). The Company plans to complete the Separation by March 2018, subject to customary closing conditions. The new publicly traded Powertrain spin-off company will be named Delphi Technologies PLC, and will trade on the New York Stock Exchange ("NYSE") under the symbol "DLPH" following the distribution date.
As described in Note 8. Debt, in September 2017 Delphi Technologies PLC, the holding company formed in connection with the Separation, completed the offering of $800 million aggregate principal amount of 5.00% senior unsecured notes due 2025, and entered into the Spin-Off Credit Agreement, which will provide a secured five-year $750 million term loan facility and a $500 million five-year senior secured revolving credit facility in connection with the Separation.
During the three and nine months ended September 30, 2017, the Company incurred costs of $31 million and $46 million, respectively, related to the Separation. These costs, which are included in selling, general and administrative expense within the consolidated statement of operations, were primarily related to third party professional fees associated with planning the Separation.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following management’s discussion and analysis of financial condition and results of operations (“MD&A”) is intended to help you understand the business operations and financial condition of the Company for the three and nine months ended September 30, 2017. This discussion should be read in conjunction with Item 1. Financial Statements. Our MD&A is presented in eight sections:

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
On May 3, 2017, we announced our intention to pursue a separation of our Powertrain Systems segment through a transaction expected to be treated as a tax-free spin-off to Delphi’s shareholders (the "Separation"). The Company plans to complete the Separation by March 2018, subject to customary closing conditions. The new publicly traded company will be named Delphi Technologies PLC and will trade on the New York Stock Exchange ("NYSE") under the symbol "DLPH" following the distribution date. Upon completion of the Separation, the remaining company will change its name to Aptiv PLC. Following the distribution date, Aptiv PLC will trade on the NYSE under the ticker symbol "APTV." During the three and nine months ended September 30, 2017, the Company incurred costs of $31 million and $46 million, respectively, related to the Separation. These costs, which are included in selling, general and administrative expense within the consolidated statement of operations, primarily related to third party professional fees associated with planning the Separation. The Company expects to continue to incur additional expenses related to the Separation during 2017.
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
Our total net sales during the three and nine months ended September 30, 2017 were $4.3 billion and $12.9 billion, an increase of 6% and 5% compared to the same periods of 2016, respectively. The increase in our total net sales is primarily attributable to continued increased volumes in the Europe and Asia Pacific regions. Our overall lean cost structure, along with above-market sales growth, enabled us to improve gross margins in the nine months ended September 30, 2017 as compared to the prior year period.

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
Trends, Uncertainties and Opportunities
Economic Conditions. Our business is directly related to automotive sales and automotive vehicle production by our customers. Automotive sales depend on a number of factors, including global and regional economic conditions. Although global automotive vehicle production increased 5% from 2015 to 2016, economic conditions and the resultant levels of automotive vehicle production were uneven from a regional perspective. Vehicle production increased by 2% in North America and 3% in Europe in 2016, as consumer demand for vehicles increased. Both the North American and European economies are expected to continue to experience moderate growth in 2017, which is expected to result in a 3% increase in European production. However, after several years of increases, consumer demand for vehicles in North America is expected to recede, resulting in a 3% decrease in North American production in 2017 as compared to the increased volumes experienced in 2016. Automotive production in China increased by 15% in 2016 as compared to 2015, benefiting in part from a consumer vehicle tax reduction program. Following a partial increase in the consumer vehicle tax in 2017, vehicle production in China is expected to increase by 1% in 2017 as compared to 2016. Additionally, vehicle production in South America, our smallest region, decreased by 12% in 2016 as compared to 2015, with volumes expected to increase by 20% in 2017 from the reduced volumes experienced in 2016.
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
We are focused on maintaining a low fixed cost structure that provides us flexibility to remain profitable at all points of the traditional vehicle industry production cycle. As a result, approximately 95% of our hourly workforce is located in best cost countries. Furthermore, we have substantial operational flexibility by leveraging a large workforce of temporary workers, which represented approximately 14% of the hourly workforce as of September 30, 2017. However, we will continue to adjust our cost structure and optimize our manufacturing footprint in response to changes in the global and regional automotive markets and in order to increase investment in advanced technologies and engineering, as evidenced by our on-going restructuring programs focused on the continued rotation of our manufacturing footprint to best cost locations in Europe and on reducing our global overhead costs. As we continue to operate in a cyclical industry that is impacted by movements in the global and regional economies, we continually evaluate opportunities to further refine our cost structure.
We have a strong balance sheet with gross debt of approximately $4.1 billion (excluding the senior notes issued by our Powertrain Spin-Off subsidiary) and substantial available liquidity of approximately $2.6 billion of cash and cash equivalents and available financing under our Revolving Credit Facility as of September 30, 2017, and no significant U.S. defined benefit or workforce postretirement health care benefits and employer-paid postretirement basic life insurance benefits (“OPEB”) liabilities. We intend to maintain strong financial discipline targeting industry-leading earnings growth, cash flow generation and return on invested capital and to maintain sufficient liquidity to sustain our financial flexibility throughout the industry cycle.
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
For example, in September 2016, one of our OEM customers initiated a recall of approximately 3.64 million vehicles in the United States to enhance the airbag deployment system. Delphi supplied sensors and related control modules for the airbags in the affected vehicles. Although Delphi believes it supplied these components in compliance with the customer's product specifications and validation criteria, we assisted with our customer's efforts surrounding its recall, and during the first quarter of 2017, reached an agreement with our customer to share costs associated with the recall. Accordingly, during the nine months ended September 30, 2017 we recognized an incremental $43 million charge in addition to our previously recorded reserve estimate related to this matter.
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

Industry consolidation. Consolidation among worldwide suppliers is expected to continue as suppliers seek to achieve operating synergies and value stream efficiencies, acquire complementary technologies and build stronger customer relationships as OEMs continue to expand globally. Additionally, new entrants from outside the traditional automotive industry may seek to gain access to certain vehicle component markets, as evidenced by the acquisition of Harman International Industries, Incorporated by Samsung Electronics Co., Ltd. and the acquisition of Mobileye N.V. by Intel Corporation. We believe companies with strong balance sheets and financial discipline are in the best position to take advantage of the industry consolidation trend.
High-Tech evolution of the automotive industry. The automotive industry is increasingly evolving towards the implementation of high-technology, software-dependent components and solutions. In particular, the industry is focused on the development of advanced driver assistance technologies, with the goal of developing and introducing a commercially-viable, fully automated driving experience. We expect automated driving technologies will provide strong societal benefit as well as the opportunity for long term growth for our product offerings in this space. We are continuing to invest in the automated driving space, and have continued to develop market-leading automated driving platform solutions such as automated driving software, key active safety sensing technologies and our Multi-Domain Controller, which fuses information from sensing systems as well as mapping and navigation data to make driving decisions. We have also entered into a collaborative arrangement with Mobileye to jointly develop the Centralized Sensing, Localization and Planning ("CSLP") platform, a complete turn-key fully autonomous driving platform for our OEM customers, with the goal of being production ready for 2019. There has also been increasing societal demand for mobility on demand ("MoD") services, such as car- and ride-sharing, and an increasing number of traditional automotive companies have made investments in the MoD space. We believe the increasing societal demand for MoD services will accelerate the development of autonomous driving technologies, strongly benefiting the MoD space. We recently entered into agreements to develop fully-autonomous vehicles and associated infrastructure as part of automated MoD pilots for the government of Singapore, the city of Boston and with Transdev, a leading global provider of mobility services, in France. As a result of our substantial investments and strategic partnerships, we believe we are well-aligned with industry technology trends that will result in sustainable future growth in these evolving areas.
Following the completion of the Powertrain spin-off, the remaining company will focus on enabling and delivering end-to-end smart mobility solutions, accelerating the commercialization of active safety and autonomous driving technologies and providing enhanced user experience and connected services. The Company's Electronics and Safety segment is focused on providing the necessary software and advanced computing platforms, and the Electrical/Electronic Architecture segment is focused on providing the requisite networking architecture required to support the integrated systems in today's complex vehicles. Together, our businesses develop the ‘brain’ and the ‘nervous system’ of increasingly complex vehicles, providing integration of the vehicle into its operating environment.
However, there are many risks associated with these evolving areas, including the high development costs of active safety and autonomous driving technologies, the uncertain timing of customer and consumer adoption of these technologies, increased competition from entrants outside the traditional automotive industry and new and emerging regulations, such as the recently released federal guidance for automated driving systems published by the U.S. Department of Transportation. While we believe we are well-positioned in these markets, the high development cost of active safety and autonomous driving technologies may result in a higher risk of exposure to the success of new or disruptive technologies different than those being developed by us.

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
Three and Nine Months Ended September 30, 2017 versus Three and Nine Months Ended September 30, 2016
The results of operations for the three and nine months ended September 30, 2017 and 2016 were as follows:

	Three Months Ended September 30,					Nine Months Ended September 30,
	2017		2016		Favorable/(unfavorable)	2017		2016		Favorable/(unfavorable)

	(dollars in millions)
Net sales	$4,333		$4,091		$242	$12,943		$12,348		$595
Cost of sales	3,450		3,253		(197)	10,314		9,861		(453)
Gross margin	883	20.4%	838	20.5%	45	2,629	20.3%	2,487	20.1%	142
Selling, general and administrative	317		278		(39)	906		833		(73)
Amortization	34		34		—	100		101		1
Restructuring	21		63		42	180		252		72
Operating income	511		463		48	1,443		1,301		142
Interest expense	(36)		(41)		5	(105)		(123)		18
Other expense, net	(9)		(69)		60	(29)		(73)		44
Income from continuing operations before income taxes and equity income	466		353		113	1,309		1,105		204
Income tax expense	(60)		(57)		(3)	(183)		(216)		33
Income from continuing operations before equity income	406		296		110	1,126		889		237
Equity income, net of tax	7		10		(3)	25		23		2
Income from continuing operations	413		306		107	1,151		912		239
Income from discontinued operations, net of tax	—		—		—	—		108		(108)
Net income	413		306		107	1,151		1,020		131
Net income attributable to noncontrolling interest	18		13		5	52		44		8
Net income attributable to Delphi	$395		$293		$102	$1,099		$976		$123

Total Net Sales
Below is a summary of our total net sales for the three months ended September 30, 2017 versus September 30, 2016.

	Three Months Ended September 30,			Variance Due To:
	2017	2016	Favorable/(unfavorable)	Volume, net of contractual price reductions	FX	Commodity pass-through	Other	Total

	(in millions)			(in millions)
Total net sales	$4,333	$4,091	$242	$211	$67	$27	$(63)	$242
Total net sales for the three months ended September 30, 2017 increased 6% compared to the three months ended September 30, 2016. We experienced volume growth of 7% for the period, primarily as a result of increased sales in Europe and Asia Pacific, as well as favorable currency impacts, primarily related to the Euro, partially offset by contractual price reductions. Net sales also decreased by a net $63 million as a result of acquisitions and divestitures, reflected in Other above, primarily due to the divestiture of our Mechatronics business in the fourth quarter of 2016, partially offset by our acquisition of Movimento in 2017. Refer to Note 17. Acquisitions and Divestitures to the consolidated financial statements for additional information regarding acquisitions and divestitures.
Below is a summary of our total net sales for the nine months ended September 30, 2017 versus September 30, 2016.

	Nine Months Ended September 30,			Variance Due To:
	2017	2016	Favorable/(unfavorable)	Volume, net of contractual price reductions	FX	Commodity pass-through	Other	Total

	(in millions)			(in millions)
Total net sales	$12,943	$12,348	$595	$838	$(94)	$59	$(208)	$595
Total net sales for the nine months ended September 30, 2017 increased 5% compared to the nine months ended September 30, 2016. We experienced volume growth of 9% for the period, primarily as a result of increased sales in Europe and Asia Pacific, which was partially offset by decreases due to unfavorable currency impacts, primarily related to the Chinese Yuan Renminbi and British Pound, and contractual price reductions. Net sales also decreased by a net $208 million as a result of acquisitions and divestitures, reflected in Other above, primarily due to the divestiture of our Mechatronics business in the fourth quarter of 2016, partially offset by our acquisition of Movimento in 2017. Refer to Note 17. Acquisitions and Divestitures to the consolidated financial statements for additional information regarding acquisitions and divestitures.
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
Cost of sales increased $197 million for the three months ended September 30, 2017 compared to the three months ended September 30, 2016, as summarized below. The Company's material cost of sales was approximately 50% of net sales in both the three months ended September 30, 2017 and September 30, 2016.

	Three Months Ended September 30,			Variance Due To:
	2017	2016	Favorable/(unfavorable)	Volume (a)	FX	Operational performance	Other	Total

	(dollars in millions)			(in millions)
Cost of sales	$3,450	$3,253	$(197)	$(235)	$(28)	$69	$(3)	$(197)
Gross margin	$883	$838	$45	$(24)	$39	$69	$(39)	$45
Percentage of net sales	20.4%	20.5%

(a)	Presented net of contractual price reductions for gross margin variance.
The increase in cost of sales reflects increased volumes and the impacts from currency exchange for the three month period, partially offset by improved operational performance. Cost of sales was also impacted by the following items in Other above:

•
Net decreased costs of $44 million resulting from the operations of the businesses acquired and divested, primarily as a result of the divestiture of our Mechatronics business in the fourth quarter of 2016, partially offset by the acquisition of Movimento in 2017, as further described in Note 17. Acquisitions and Divestitures, offset by

•	Increased commodity costs of $27 million; and

•	$9 million of increased depreciation and amortization, primarily as a result of a higher fixed asset base.
Cost of sales increased $453 million for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016, as summarized below. The Company's material cost of sales was approximately 50% of net sales in both the nine months ended September 30, 2017 and September 30, 2016.

	Nine Months Ended September 30,			Variance Due To:
	2017	2016	Favorable/(unfavorable)	Volume (a)	FX	Operational performance	Other	Total

	(dollars in millions)			(in millions)
Cost of sales	$10,314	$9,861	$(453)	$(787)	$117	$221	$(4)	$(453)
Gross margin	$2,629	$2,487	$142	$51	$23	$221	$(153)	$142
Percentage of net sales	20.3%	20.1%

(a)	Presented net of contractual price reductions for gross margin variance.
The increase in cost of sales reflects increased volumes, partially offset by improved operational performance and the impacts from currency exchange for the nine month period. Cost of sales was also impacted by the following items in Other above:

•
Net decreased costs of $146 million resulting from the operations of the businesses acquired and divested, primarily as a result of the divestiture of our Mechatronics business in the fourth quarter of 2016, partially offset by the acquisition of Movimento in 2017, as further described in Note 17. Acquisitions and Divestitures, offset by

•
$61 million of increased warranty costs, primarily due to the accrual of $43 million during the nine months ended September 30, 2017 as a result of an agreement reached with one of our customers for a specific warranty matter, as further described in Note 6. Warranty Obligations;

•	$59 million of increased commodity costs; and

•	$13 million of increased depreciation and amortization, primarily as a result of a higher fixed asset base.

Selling, General and Administrative Expense

	Three Months Ended September 30,
	2017	2016	Favorable/ (unfavorable)

	(dollars in millions)
Selling, general and administrative expense	$317	$278	$(39)
Percentage of net sales	7.3%	6.8%

	Nine Months Ended September 30,
	2017	2016	Favorable/ (unfavorable)

	(dollars in millions)
Selling, general and administrative expense	$906	$833	$(73)
Percentage of net sales	7.0%	6.7%
Selling, general and administrative expense ("SG&A") includes administrative expenses, information technology costs and incentive compensation related costs, and increased as a percentage of sales for the three and nine months ended September 30, 2017 as compared to 2016, primarily due to $31 million and $46 million of separation costs recorded during the three and nine months ended September 30, 2017, respectively, related to the planned spin-off of our Powertrain Systems segment. These increases were partially offset by the impact of cost reduction initiatives, including our continuing rotation to best cost manufacturing locations in Europe and initiatives focused on reducing global overhead costs.

Amortization

	Three Months Ended September 30,
	2017	2016	Favorable/ (unfavorable)

	(in millions)
Amortization	$34	$34	$—

	Nine Months Ended September 30,
	2017	2016	Favorable/ (unfavorable)

	(in millions)
Amortization	$100	$101	$1
Amortization expense reflects the non-cash charge related to definite-lived intangible assets. The consistency in amortization during the three and nine months ended September 30, 2017 compared to 2016 reflects the continued amortization of our definite-lived intangible assets, which resulted primarily from our acquisitions, over their estimated useful lives.

Restructuring

	Three Months Ended September 30,
	2017	2016	Favorable/ (unfavorable)

	(dollars in millions)
Restructuring	$21	$63	$42
Percentage of net sales	0.5%	1.5%

	Nine Months Ended September 30,
	2017	2016	Favorable/ (unfavorable)

	(dollars in millions)
Restructuring	$180	$252	$72
Percentage of net sales	1.4%	2.0%
The decrease in restructuring expense recorded during the three and nine months ended September 30, 2017 as compared to the three and nine months ended September 30, 2016 is primarily attributable to a decrease in costs recognized for plant closures as compared to the prior periods.
Restructuring costs recorded during the three months ended September 30, 2017 included $9 million for programs focused on the continued rotation of our manufacturing footprint to best cost locations in Europe, as well as $6 million for programs implemented to reduce global overhead costs. The charges recorded during the nine months ended September 30, 2017 included the recognition of approximately $54 million of employee-related and other costs related to the initiation of the closure of a Western European manufacturing site within the Powertrain Systems segment pursuant to the Company's on-going European footprint rotation strategy, for which payments are expected to be principally completed by 2020. The charges recorded during the nine months ended September 30, 2017 also included $36 million of costs related to the closure of an Electronics and Safety Western European manufacturing site.
Restructuring costs of approximately $63 million and $252 million were recorded during the three and nine months ended September 30, 2016, respectively. These charges included $50 million recorded during the three months ended September 30, 2016 for programs implemented to reduce global overhead costs, as well as $152 million recorded during the nine months ended September 30, 2016 for programs focused on the continued rotation of our manufacturing footprint to low cost locations in Europe, $90 million of which related to the initiation of the closure of a European manufacturing site within the Powertrain Systems segment. Cash payments for this restructuring action are expected to be principally completed in 2017. Additionally, Delphi recognized non-cash asset impairment charges of $19 million during the nine months ended September 30, 2016 related to this plant closure, which were recorded within cost of sales.

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
Refer to Note 7. Restructuring to the consolidated financial statements included herein for additional information.

Interest Expense

	Three Months Ended September 30,
	2017	2016	Favorable/ (unfavorable)

	(in millions)
Interest expense	$36	$41	$5

	Nine Months Ended September 30,
	2017	2016	Favorable/ (unfavorable)

	(in millions)
Interest expense	$105	$123	$18
The decrease in interest expense compared to the prior year period primarily reflects the redemption of $800 million of 5.00% senior unsecured notes, partially offset by the issuance of €500 million of 1.60% Euro-denominated senior unsecured notes and $300 million of 4.40% senior unsecured notes, in September 2016.
Refer to Note 8. Debt to the consolidated financial statements included herein for additional information.

Other Income (Expense), Net

	Three Months Ended September 30,
	2017	2016	Favorable/ (unfavorable)

	(in millions)
Other expense, net	$(9)	$(69)	$60

	Nine Months Ended September 30,
	2017	2016	Favorable/ (unfavorable)

	(in millions)
Other expense, net	$(29)	$(73)	$44
As further discussed in Note 10. Commitments and Contingencies, during the nine months ended September 30, 2017, the Company recorded a net charge of $10 million to other expense due to the settlement of the Unsecured Creditors litigation.
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

Income Taxes

	Three Months Ended September 30,
	2017	2016	Favorable/ (unfavorable)

	(in millions)
Income tax expense	$60	$57	$(3)

	Nine Months Ended September 30,
	2017	2016	Favorable/ (unfavorable)

	(in millions)
Income tax expense	$183	$216	$33
The Company’s effective tax rate was impacted by favorable changes in geographic income mix in 2017 as compared to 2016 primarily due to changes in the underlying business operations, the receipt of certain tax incentives and holidays that reduced the effective tax rate for certain subsidiaries below the statutory rate and the impact of losses recorded during the nine months ended September 30, 2016 in foreign jurisdictions for which no tax benefit was recognized due to a valuation allowance.
The Company’s effective tax rate for the three months ended September 30, 2017 also includes net discrete tax benefits of $11 million primarily related to changes in reserves and provision to return adjustments. The Company’s effective tax rate for the nine months ended September 30, 2017 includes net discrete tax benefits of $22 million primarily related to provision to return adjustments, net of related changes in valuation allowances and reserves. The effective tax rate for the three and nine months ended September 30, 2016 includes net discrete tax benefits of $4 million and $3 million, respectively, primarily related to provision to return adjustments.

Equity Income

	Three Months Ended September 30,
	2017	2016	Favorable/ (unfavorable)

	(in millions)
Equity income, net of tax	$7	$10	$(3)

	Nine Months Ended September 30,
	2017	2016	Favorable/ (unfavorable)

	(in millions)
Equity income, net of tax	$25	$23	$2
Equity income, net of tax reflects Delphi’s interest in the results of ongoing operations of entities accounted for as equity-method investments. Equity income was consistent for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016 as a result of the consistent performance of our joint ventures as compared to the prior period.

Income from Discontinued Operations

	Three Months Ended September 30,
	2017	2016	Favorable/ (unfavorable)

	(in millions)
Income from discontinued operations, net of tax	$—	$—	$—

	Nine Months Ended September 30,
	2017	2016	Favorable/ (unfavorable)

	(in millions)
Income from discontinued operations, net of tax	$—	$108	$(108)
Income from discontinued operations, net of tax reflects the results of the Company's previously reported Thermal Systems segment, which has been reclassified to discontinued operations as a result of the divestiture of this business. As further described in Note 21. Discontinued Operations, Delphi completed the divestitures of the wholly owned Thermal Systems business on June 30, 2015, of its 50 percent interest in KDAC on September 24, 2015 and of its 50 percent interest in SDAAC on March 31, 2016. No amounts were recorded to discontinued operations for the three and nine months ended September 30, 2017, or for the three months ended September 30, 2016. Income from discontinued operations, net of tax for the nine months ended September 30, 2016 was primarily attributable to the recognition of an after-tax gain of $104 million from the sale of the Company's interest in its SDAAC joint venture on March 31, 2016.
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

•
Powertrain Systems, which includes extensive systems integration expertise in gasoline, diesel and fuel handling and full end-to-end systems including fuel and air injection, combustion, electronic controls, test and validation capabilities, electric and hybrid electric vehicle power electronics, aftermarket and original equipment service. As described in Note 22. Separation of Powertrain Systems, the Company is pursuing a separation of the Powertrain Systems segment into a new, independent publicly traded company, through a transaction expected to be treated as a tax-free spin-off to its shareholders.

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
The reconciliation of Adjusted Operating Income to Operating Income includes, as applicable, restructuring, separation costs related to the planned spin-off of the Powertrain Systems segment, other acquisition and portfolio project costs (which includes costs incurred to integrate acquired businesses and to plan and execute product portfolio transformation actions, including business and product acquisitions and divestitures), asset impairments and gains (losses) on business divestitures. The reconciliation of Adjusted Operating Income to net income attributable to Delphi for the three and nine months ended September 30, 2017 and 2016 are as follows:

	Electrical/ Electronic Architecture	Powertrain Systems	Electronics and Safety	Eliminations and Other	Total

	(in millions)
For the Three Months Ended September 30, 2017:
Adjusted operating income	$336	$150	$80	$—	$566
Restructuring	(17)	(4)	—	—	(21)
Separation costs	—	(31)	—	—	(31)
Other acquisition and portfolio project costs	(1)	—	(1)	—	(2)
Asset impairments	(1)	—	—	—	(1)
Operating income	$317	$115	$79	$—	511
Interest expense					(36)
Other expense, net					(9)
Income from continuing operations before income taxes and equity income					466
Income tax expense					(60)
Equity income, net of tax					7
Income from continuing operations					413
Income from discontinued operations, net of tax					—
Net income					413
Net income attributable to noncontrolling interest					18
Net income attributable to Delphi					$395

	Electrical/ Electronic Architecture	Powertrain Systems	Electronics and Safety	Eliminations and Other	Total

	(in millions)
For the Three Months Ended September 30, 2016:
Adjusted operating income	$317	$122	$95	$—	$534
Restructuring	(30)	(22)	(11)	—	(63)
Other acquisition and portfolio project costs	(4)	(2)	(1)	—	(7)
Asset impairments	—	—	(1)	—	(1)
Operating income	$283	$98	$82	$—	463
Interest expense					(41)
Other expense, net					(69)
Income from continuing operations before income taxes and equity income					353
Income tax expense					(57)
Equity income, net of tax					10
Income from continuing operations					306
Income from discontinued operations, net of tax					—
Net income					306
Net income attributable to noncontrolling interest					13
Net income attributable to Delphi					$293

	Electrical/ Electronic Architecture	Powertrain Systems	Electronics and Safety	Eliminations and Other	Total

	(in millions)
For the Nine Months Ended September 30, 2017:
Adjusted operating income	$998	$472	$220	$—	$1,690
Restructuring	(43)	(81)	(56)	—	(180)
Separation costs	—	(46)	—	—	(46)
Other acquisition and portfolio project costs	(6)	(2)	(3)	—	(11)
Asset impairments	(1)	(8)	(1)	—	(10)
Operating income	$948	$335	$160	$—	1,443
Interest expense					(105)
Other expense, net					(29)
Income from continuing operations before income taxes and equity income					1,309
Income tax expense					(183)
Equity income, net of tax					25
Income from continuing operations					1,151
Income from discontinued operations, net of tax					—
Net income					1,151
Net income attributable to noncontrolling interest					52
Net income attributable to Delphi					$1,099

	Electrical/ Electronic Architecture	Powertrain Systems	Electronics and Safety	Eliminations and Other	Total

	(in millions)
For the Nine Months Ended September 30, 2016:
Adjusted operating income	$969	$381	$276	$—	$1,626
Restructuring	(65)	(157)	(30)	—	(252)
Other acquisition and portfolio project costs	(36)	(8)	(6)	—	(50)
Asset impairments	—	(22)	(1)	—	(23)
Operating income	$868	$194	$239	$—	1,301
Interest expense					(123)
Other expense, net					(73)
Income from continuing operations before income taxes and equity income					1,105
Income tax expense					(216)
Equity income, net of tax					23
Income from continuing operations					912
Income from discontinued operations, net of tax					108
Net income					1,020
Net income attributable to noncontrolling interest					44
Net income attributable to Delphi					$976

Net sales, gross margin as a percentage of net sales and Adjusted Operating Income by segment for the three and nine months ended September 30, 2017 and 2016 are as follows:
Net Sales by Segment

	Three Months Ended September 30,			Variance Due To:
	2017	2016	Favorable/ (unfavorable)	Volume, net of contractual price reductions	FX	Commodity pass-through	Other	Total

	(in millions)			(in millions)
Electrical/Electronic Architecture	$2,317	$2,287	$30	$(32)	$35	$27	$—	$30
Powertrain Systems	1,205	1,077	128	112	19	—	(3)	128
Electronics and Safety	845	763	82	131	15	—	(64)	82
Eliminations and Other	(34)	(36)	2	—	(2)	—	4	2
Total	$4,333	$4,091	$242	$211	$67	$27	$(63)	$242

	Nine Months Ended September 30,			Variance Due To:
	2017	2016	Favorable/ (unfavorable)	Volume, net of contractual price reductions	FX	Commodity pass-through	Other	Total

	(in millions)			(in millions)
Electrical/Electronic Architecture	$7,004	$6,916	$88	$68	$(39)	$59	$—	$88
Powertrain Systems	3,560	3,340	220	273	(41)	—	(12)	220
Electronics and Safety	2,484	2,208	276	500	(11)	—	(213)	276
Eliminations and Other	(105)	(116)	11	(3)	(3)	—	17	11
Total	$12,943	$12,348	$595	$838	$(94)	$59	$(208)	$595

Gross Margin Percentage by Segment

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Electrical/Electronic Architecture	22.5%	22.0%	22.2%	21.6%
Powertrain Systems	19.1%	18.4%	19.9%	17.7%
Electronics and Safety (1)	15.6%	18.1%	14.7%	18.3%
Eliminations and Other	—%	—%	—%	—%
Total	20.4%	20.5%	20.3%	20.1%

(1)	Includes the accrual of $43 million for a specific warranty matter during the nine months ended September 30, 2017, as further described in Note 6. Warranty Obligations.

Adjusted Operating Income by Segment

	Three Months Ended September 30,			Variance Due To:
	2017	2016	Favorable/ (unfavorable)	Volume, net of contractual price reductions	Operational performance	Other	Total

	(in millions)			(in millions)
Electrical/Electronic Architecture	$336	$317	$19	$(50)	$43	$26	$19
Powertrain Systems	150	122	28	21	15	(8)	28
Electronics and Safety	80	95	(15)	5	11	(31)	(15)
Eliminations and Other	—	—	—	—	—	—	—
Total	$566	$534	$32	$(24)	$69	$(13)	$32
As noted in the table above, Adjusted Operating Income for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016 was impacted by volume and contractual price reductions, including product mix, and operational performance improvements, as well as the following items included within Other in the table above:

•	$9 million of increased depreciation and amortization, not including the impact of asset impairments, primarily as a result of a higher fixed asset base;

•	$8 million of increased SG&A expense, not including separation costs recorded during the three months ended September 30, 2017, primarily attributable to increased incentive compensation accruals; and

•
Net reductions of $19 million resulting from the operations of the businesses acquired and divested, primarily resulting from the divestiture of our Mechatronics business in the fourth quarter of 2016, partially offset by the acquisition of Movimento in 2017.

•	These decreases in Adjusted Operating Income were partially offset by favorable foreign currency impacts of $33 million.

	Nine Months Ended September 30,			Variance Due To:
	2017	2016	Favorable/ (unfavorable)	Volume, net of contractual price reductions	Operational performance	Other	Total

	(in millions)			(in millions)
Electrical/Electronic Architecture	$998	$969	$29	$(74)	$118	$(15)	$29
Powertrain Systems	472	381	91	52	72	(33)	91
Electronics and Safety	220	276	(56)	74	31	(161)	(56)
Eliminations and Other	—	—	—	—	—	—	—
Total	$1,690	$1,626	$64	$52	$221	$(209)	$64
As noted in the table above, Adjusted Operating Income for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016 was impacted by volume and contractual price reductions, including product mix, and operational performance improvements, as well as the following items included within Other in the table above:

•	$26 million of increased depreciation and amortization, not including the impact of asset impairments, primarily as a result of a higher fixed asset base;

•	$27 million of increased SG&A expenses, not including separation costs recorded during the three months ended September 30, 2017, primarily attributable to increased incentive compensation accruals;

•
$61 million of increased warranty costs, primarily due to the accrual of $43 million during the nine months ended September 30, 2017 within the Electronics and Safety segment as a result of an agreement reached with one of our customers for a specific warranty matter, as further described in Note 6. Warranty Obligations; and

•
Net reductions of $70 million resulting from the operations of the businesses acquired and divested, primarily resulting from the divestiture of our Mechatronics business in the fourth quarter of 2016, partially offset by the acquisition of Movimento in 2017.

•	These decreases in Adjusted Operating Income were partially offset by favorable foreign currency impacts of $24 million.

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
As of September 30, 2017, we had cash and cash equivalents of $0.6 billion and net debt (defined as outstanding debt less cash and cash equivalents, excluding the senior notes issued by our Powertrain Spin-Off subsidiary as described below) of $3.6 billion. We also have access to additional liquidity pursuant to the terms of the $2.0 billion Revolving Credit Facility, as described below.
The following table summarizes our available liquidity, which includes cash, cash equivalents and funds available under our significant committed credit facilities, as of September 30, 2017. The amounts disclosed as available under the Company’s significant committed credit facilities are available without violating our existing debt covenants, which are described below.

September 30, 2017

(in millions)
Cash and cash equivalents	$557
Revolving Credit Facility, unutilized portion (1)	1,993
Total available liquidity	$2,550
(1) Availability reduced by $7 million in letters of credit issued under the Credit Agreement as of September 30, 2017.
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
We also continue to expect to be able to move funds between different countries to manage our global liquidity needs without material adverse tax implications, subject to current monetary policies and to the terms of the Credit Agreement. While a substantial portion of our operating income is generated by our non-U.S. subsidiaries, and as of September 30, 2017, the Company's cash and cash equivalents held by our non-U.S. subsidiaries totaled $544 million, we utilize a combination of strategies, including dividends, cash pooling arrangements, intercompany loan repayments and other distributions and advances to provide the funds necessary to meet our global liquidity needs. There are no significant restrictions on the ability of our subsidiaries to pay dividends or make other distributions to Delphi. If additional non-U.S. cash was needed for our U.S. operations, we would be required to accrue and pay U.S. taxes to repatriate such funds; however, based on our current liquidity needs and repatriation strategies, we do not anticipate a need to repatriate such additional amounts. Additionally, the Company is a U.K. resident taxpayer and as such is not generally subject to U.K. tax on remitted foreign earnings.
Based on these factors, we believe we possess sufficient liquidity to fund our global operations and capital investments in 2017 and beyond.
Spin-Off of Powertrain Systems segment into Delphi Technologies
As described above, the Company is pursuing the Separation of its Powertrain Systems segment into a new, independent publicly traded company, through a transaction expected to be treated as a tax-free spin-off to its shareholders. The Company plans to complete the Separation by March 2018, subject to customary closing conditions. The new publicly traded Powertrain spin-off company will be named Delphi Technologies PLC.
As described in the Spin-Off Financing section below, in September 2017 the financing for the spin-off entity was completed, which consisted of the offering of $800 million of 5.00% senior notes due 2025 and the execution of a senior secured credit agreement which will provide a $750 million five-year term loan and a $500 million five-year revolving credit facility to Delphi Technologies PLC no later than the date of the Separation, subject to the satisfaction of certain conditions customary for financings of this type, including the spin-off.

Upon completion of the Separation, the Company expects to receive a cash dividend of approximately $1.2 billion from Delphi Technologies. The Company intends to use the proceeds received from the dividend to fund growth initiatives, including increased investment in advanced technologies and engineering. The amount of the dividend to be received from Delphi Technologies will depend on a number of factors, including the timing of the completion of the Separation and certain internal restructuring transactions related to the Separation.
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
A summary of the ordinary shares repurchased during the three and nine months ended September 30, 2017 and 2016 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Total number of shares repurchased	1,018,930	1,487,900	4,667,193	7,980,325
Average price paid per share	$92.99	$67.24	$82.00	$67.00
Total (in millions)	$95	$100	$383	$535
As of September 30, 2017, approximately $989 million of share repurchases remained available under the April 2016 share repurchase program. All repurchased shares were retired, and are reflected as a reduction of ordinary share capital for the par value of the shares, with the excess applied as reductions to additional paid-in-capital and retained earnings.
Dividends to Holders of Ordinary Shares
The Company has declared and paid cash dividends per ordinary share during the periods presented as follows:

	Dividend	Amount
	Per Share	(in millions)
2017:
Third quarter	$0.29	$77
Second quarter	0.29	78
First quarter	0.29	78
Total	$0.87	$233
2016:
Fourth quarter	$0.29	$79
Third quarter	0.29	79
Second quarter	0.29	79
First quarter	0.29	80
Total	$1.16	$317
In addition, in October 2017, the Board of Directors declared a regular quarterly cash dividend of $0.29 per ordinary share, payable November 22, 2017 to shareholders of record at the close of business on November 8, 2017.

Acquisitions
nuTonomy—On October 20, 2017, Delphi agreed to acquire nuTonomy, Inc. ("nuTonomy"), a leading provider of autonomous driving software and technology, for total consideration of $454 million. Of the total consideration, $290 million is due at closing, subject to certain post-closing adjustments, and approximately $110 million is payable to certain selling shareholders in annual installments over 3 years from the acquisition date, subject to those selling shareholders' compliance with certain service conditions. Additionally, the total consideration includes a cash payment of up to $54 million contingent upon the achievement of certain performance metrics over a future 3-year period. The acquisition is subject to the satisfaction of customary closing conditions and the receipt of regulatory and other approvals, and is expected to close in the fourth quarter of 2017. The Company intends to acquire nuTonomy utilizing cash on hand. Upon completion, nuTonomy will become part of the Electronics and Safety segment.
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
Technology investments—During the third quarter of 2017, the Company's Electronics and Safety segment made investments in two leading developers of Light Detection and Ranging (“LIDAR”) technology, a $15 million investment in Innoviz Technologies and a $10 million investment in LeddarTech, Inc. The Company's Powertrain Systems segment also made an additional $1 million investment in Tula Technology Inc., an engine control software company in which the Company made an initial $20 million investment in 2015.
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
As of September 30, 2017, there were no amounts drawn on the Revolving Credit Facility and approximately $7 million in letters of credit issued under the Credit Agreement. Letters of credit issued under the Credit Agreement reduce availability under the Revolving Credit Facility. No amounts were drawn on the Revolving Credit Facility during the nine months ended September 30, 2017.
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

	September 30, 2017		December 31, 2016
	LIBOR plus	ABR plus	LIBOR plus	ABR plus
Revolving Credit Facility	1.10%	0.10%	1.10%	0.10%
Tranche A Term Loan	1.25%	0.25%	1.25%	0.25%
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
The interest rate period with respect to LIBOR interest rate options can be set at one-, two-, three-, or six-months as selected by Delphi in accordance with the terms of the Credit Agreement (or other period as may be agreed by the applicable lenders). Delphi may elect to change the selected interest rate option in accordance with the provisions of the Credit Agreement. As of September 30, 2017, Delphi selected the one-month LIBOR interest rate option on the Tranche A Term Loan, and the rate effective as of September 30, 2017, as detailed in the table below, was based on the Company's current credit rating and the Applicable Rate for the Credit Agreement:

		Borrowings as of
		September 30, 2017	Rate effective as of
	Applicable Rate	(in millions)	September 30, 2017
Tranche A Term Loan	LIBOR plus 1.25%	$400	2.50%
Borrowings under the Credit Agreement are prepayable at Delphi's option without premium or penalty.
The Credit Agreement contains certain covenants that limit, among other things, the Company’s (and the Company’s subsidiaries’) ability to incur certain additional indebtedness or liens or to dispose of substantially all of its assets. In addition, the Credit Agreement requires that the Company maintain a consolidated leverage ratio (the ratio of Consolidated Total Indebtedness to Consolidated EBITDA, each as defined in the Credit Agreement) of less than 3.50 to 1.0. The Credit Agreement also contains events of default customary for financings of this type. The Company was in compliance with the Credit Agreement covenants as of September 30, 2017.
As of September 30, 2017, all obligations under the Credit Agreement were borrowed by Delphi Corporation and jointly and severally guaranteed by its direct and indirect parent companies, subject to certain exceptions set forth in the Credit Agreement. Refer to Note 19. Supplemental Guarantor and Non-Guarantor Condensed Consolidating Financial Statements for additional information.

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

Although the specific terms of each indenture governing each series of senior notes vary, the indentures contain certain restrictive covenants, including with respect to Delphi's (and Delphi's subsidiaries) ability to incur liens, enter into sale and leaseback transactions and merge with or into other entities. As of September 30, 2017, the Company was in compliance with the provisions of all series of the outstanding senior notes.
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
Spin-off Financing
Delphi Technologies PLC, a wholly owned subsidiary of the Company, was formed in connection with the Separation as a holding company to directly or indirectly own substantially all of the operating subsidiaries of the spin-off, to issue debt securities and perform treasury operations of the spin-off, which prior to October 10, 2017 was named Delphi Jersey Holdings plc. Delphi Powertrain Corporation (“DPC”), a wholly owned U.S. subsidiary of the Company that will become a wholly owned subsidiary of Delphi Technologies PLC upon completion of the separation, was also formed for the same purposes.
Spin-off Credit Agreement
On September 7, 2017, Delphi Technologies PLC and DPC entered into a credit agreement (the "Spin-Off Credit Agreement") with JPMorgan Chase Bank, N.A., as administrative agent, with respect to $1.25 billion in senior secured credit facilities. The Credit Agreement consists of a senior secured five-year $750 million term loan facility (the “Spin-Off Term Loan A Facility”) and a $500 million five-year senior secured revolving credit facility (the “ Spin-Off Revolving Credit Facility”) (collectively, the “Spin-Off Credit Facilities”) with the lenders party thereto and JPMorgan Chase Bank, N.A.
The Spin-Off Credit Facilities are expected to become available to Delphi Technologies PLC no later than the date of the separation, subject to the satisfaction of certain conditions customary for financings of this type, including the spin-off. Accordingly, no amounts were drawn or available to be drawn under the Spin-Off Credit Facilities as of September 30, 2017. Prior to the date of the Separation, Delphi Technologies PLC is required to pay a 0.30% per annum commitment fee on the committed loans under the Spin-Off Credit Facilities. The Company incurred approximately $9 million of debt issuance costs in connection with the Spin-Off Credit Agreement.
The borrowers under the Spin-Off Credit Agreement will comprise Delphi Technologies PLC and DPC. Additional subsidiaries of Delphi Technologies PLC may be added as co-borrowers or guarantors under the Spin-Off Credit Agreement from time to time on the terms and conditions set forth in the Spin-Off Credit Agreement. The obligations of each borrower under the Spin-Off Credit Agreement will be jointly and severally guaranteed by each other borrower and by certain of Delphi Technologies PLC's existing and future direct and indirect subsidiaries, subject to certain exceptions customary for financings of this type. All obligations of the borrowers and the guarantors will be secured by certain assets of such borrowers and guarantors, including a perfected first-priority pledge of all of the capital stock in DPC.
Spin-Off Senior Notes
On September 28, 2017, Delphi Technologies PLC issued $800 million in aggregate principal amount of 5.00% senior unsecured notes due 2025 in a transaction exempt from registration under the Securities Act (the "Spin-Off Senior Notes"). The Spin-Off Senior Notes were priced at 99.50% of par, resulting in a yield to maturity of 5.077%. Approximately $14 million of issuance costs were incurred in connection with the Spin-Off Senior Notes offering. Interest is payable semi-annually on April 1 and October 1 of each year to holders of record at the close of business on March 15 or September 15 immediately preceding the interest payment date. The proceeds received from the Spin-Off Senior Notes offering were deposited into escrow for release to Delphi Technologies PLC upon satisfaction of certain conditions, including completion of the Separation. If the conditions for the release of the proceeds of this offering from escrow are not satisfied by June 30, 2018, the Spin-Off Senior Notes will be subject to mandatory redemption. The Spin-Off Senior Notes have not been, and are not expected to be, guaranteed by the Company or any of its subsidiaries that will not be subsidiaries of Delphi Technologies PLC following the spin-off. Upon completion of the Separation, Delphi Technologies PLC will use the proceeds from the Spin-Off Senior Notes together with the proceeds from the Spin-Off Term Loan A Facility to fund a dividend to Delphi, fund operating cash and pay taxes and related fees and expenses.

Other Financing
Receivable factoring—Delphi maintains a €400 million European accounts receivable factoring facility, which is available on a non-committed basis. This facility is accounted for as short-term debt and borrowings are subject to the availability of eligible accounts receivable. Collateral is not required related to these trade accounts receivable. This program automatically renews on a non-committed, indefinite basis unless terminated by either party. Borrowings bear interest at LIBOR plus 1.05% for borrowings denominated in pounds sterling and Euro Interbank Offered Rate ("EURIBOR") plus 0.80% for borrowings denominated in Euros. No amounts were outstanding on the European accounts receivable factoring facility as of September 30, 2017 or December 31, 2016. The maximum amount drawn under the European facility during the nine months ended September 30, 2017 to manage working capital requirements was $199 million.
The Company has entered into arrangements with various financial institutions to sell eligible trade receivables from certain aftermarket customers in North America. These arrangements can be terminated at any time subject to prior written notice. The receivables under these arrangements are sold without recourse to the Company and are therefore accounted for as true sales. During the three and nine months ended September 30, 2017, $25 million and $63 million of receivables were sold under these arrangements, and expenses of $1 million and $2 million, respectively, were recognized within interest expense. During the three and nine months ended September 30, 2016, $19 million and $94 million of receivables were sold under these arrangements, and expenses of less than $1 million and $2 million, respectively, were recognized within interest expense.
Capital leases and other—As of September 30, 2017 and December 31, 2016, approximately $38 million and $42 million, respectively, of other debt issued by certain non-U.S. subsidiaries and capital lease obligations was outstanding.
Government programs—Delphi commonly seeks manufacturing development and financial assistance incentive programs that may be awarded by government entities. Delphi has numerous technology development programs that are competitively awarded from agencies of the U.S. Federal Government, primarily from the U.S. Department of Energy (“DOE”). We received approximately $3 million from Federal agencies during the nine months ended September 30, 2017 for work performed. These programs supplement our internal research and development funds and directly support our product focus of Safe, Green and Connected. We continue to pursue many technology development programs by bidding on competitively procured programs from DOE, as well as the U.S. Department of Transportation (“DOT”). Some of these programs were bid with us being the lead or “Prime Contractor”, and some were bid with us as a “Subrecipient” to the Prime Contractor.
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
Operating activities—Net cash provided by operating activities from continuing operations totaled $1,040 million and $1,258 million for the nine months ended September 30, 2017 and 2016, respectively. Cash flow from operating activities from continuing operations for the nine months ended September 30, 2017 consisted primarily of net earnings from continuing operations of $1,151 million increased by $605 million for non-cash charges for depreciation, amortization and pension costs, partially offset by $755 million related to changes in operating assets and liabilities, including $310 million paid to settle the Unsecured Creditors litigation, net of restructuring and pension contributions. Cash flow from operating activities from continuing operations for the nine months ended September 30, 2016 consisted primarily of net earnings from continuing operations of $912 million increased by $644 million for non-cash charges for depreciation, amortization, pension costs and debt extinguishment, partially offset by $354 million related to changes in operating assets and liabilities, net of restructuring and pension contributions.
Investing activities—Net cash used in investing activities from continuing operations totaled $682 million for the nine months ended September 30, 2017, as compared to $583 million for the nine months ended September 30, 2016. The increase in usage is primarily attributable to the net proceeds of $52 million that were received from the sale of our SDAAC joint venture during the nine months ended September 30, 2016. Additionally, during the nine months ended September 30, 2017 the Company paid $91 million for business acquisitions and technology investments, as compared to $18 million paid for acquisitions and investments during the nine months ended September 30, 2016. These increases were partially offset by $23 million of reduced capital expenditures during the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016.

Financing activities—Net cash used in financing activities totaled $691 million and $860 million for the nine months ended September 30, 2017 and 2016, respectively. Cash flows used in financing activities for the nine months ended September 30, 2017 primarily included $383 million paid to repurchase ordinary shares, $233 million of dividend payments and $22 million of contingent consideration paid for Delphi's prior year acquisitions of Control-Tec and Ottomatika. The proceeds received from the offering of the Spin-Off Senior Notes and the subsequent deposit of these proceeds into escrow are reflected within financing activities for the nine months ended September 30, 2017. Cash flows used in financing activities for the nine months ended September 30, 2016, primarily included net proceeds of $852 million received from the issuance of the 2016 Euro-denominated Senior Notes and the 2016 Senior Notes, which were primarily utilized to redeem the $800 million 2023 Senior Notes, as well as $530 million paid to repurchase ordinary shares and $238 million of dividend payments.
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
Critical Accounting Estimates
There have been no significant changes in our critical accounting estimates during the three and nine months ended September 30, 2017.

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
As of September 30, 2017, the Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated, for disclosure purposes, the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective to provide reasonable assurance that the desired control objectives were achieved as of September 30, 2017.
Changes in Internal Control over Financial Reporting
There were no material changes in the Company’s internal controls over financial reporting during the nine months ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
A summary of our ordinary shares repurchased during the three months ended September 30, 2017, is shown below:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (in millions) (3)
July 1, 2017 to July 31, 2017	—	—	—	$1,084
August 1, 2017 to August 31, 2017	1,018,930	$92.99	1,018,930	989
September 1, 2017 to September 30, 2017	—	—	—	989
Total	1,018,930	92.99	1,018,930

(1)
The total number of shares purchased under the plans authorized by the Board of Directors are described below. The number of shares purchased excludes the 8,169 shares granted for vested RSUs during the three months ended September 30, 2017 that were withheld to cover minimum withholding taxes.

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
Dated: November 2, 2017