Form 10-K
Aptiv PLC
filed 2018-02-05
CIK 1521332

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to             .
Commission file number: 001-35346
 APTIV PLC
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
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒.	Accelerated filer ☐.
Non-accelerated filer ☐.	Smaller reporting company ☐.
(Do not check if a smaller reporting company)	Emerging growth company ☐.
If an emerging growth company, indicate by the check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐.    No  ☒.
The aggregate market value of the ordinary shares held by non-affiliates of the registrant as of June 30, 2017, the last business day of the registrant's most recently completed second fiscal quarter, was $23,256,238,117 (based on the closing sale price of the registrant's ordinary shares on that date as reported on the New York Stock Exchange).

The number of the registrant’s ordinary shares outstanding, $0.01 par value per share as of January 26, 2018, was 265,839,794.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement related to the 2018 Annual Shareholders Meeting to be filed subsequently are incorporated by reference into Part III of this Form 10-K.

APTIV PLC

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
This Annual Report on Form 10-K, including the exhibits being filed as part of this report, as well as other statements made by Aptiv PLC (“Aptiv,” the “Company,” “we,” “us” and “our”), contain forward-looking statements that reflect, when made, the Company’s current views with respect to current events and financial performance. Such forward-looking statements are subject to many risks, uncertainties and factors relating to the Company’s operations and business environment, which may cause the actual results of the Company to be materially different from any future results, express or implied, by such forward-looking statements. All statements that address future operating, financial or business performance or the Company’s strategies or expectations are forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “will,” “should,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “projects,” “potential,” “outlook” or “continue,” and other comparable terminology. Factors that could cause actual results to differ materially from these forward-looking statements include, but are not limited to, the following: global and regional economic conditions, including conditions affecting the credit market and resulting from the United Kingdom referendum held on June 23, 2016 in which voters approved an exit from the European Union, commonly referred to as "Brexit"; fluctuations in interest rates and foreign currency exchange rates; the cyclical nature of automotive sales and production; the potential disruptions in the supply of and changes in the competitive environment for raw material integral to the Company’s products; the Company’s ability to maintain contracts that are critical to its operations; potential changes to beneficial free trade laws and regulations such as the North American Free Trade Agreement; the ability of the Company to integrate and realize the benefits of recent acquisitions; the ability of the Company to achieve the intended benefits from the separation of its Powertrain Systems segment; the ability of the Company to attract, motivate and/or retain key executives; the ability of the Company to avoid or continue to operate during a strike, or partial work stoppage or slow down by any of its unionized employees or those of its principal customers; and the ability of the Company to attract and retain customers. Additional factors are discussed under the captions “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s filings with the Securities and Exchange Commission. New risks and uncertainties arise from time to time, and it is impossible for us to predict these events or how they may affect the Company. It should be remembered that the price of the ordinary shares and any income from them can go down as well as up. Aptiv disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events and/or otherwise, except as may be required by law.

PART I
ITEM 1. BUSINESS
“Aptiv,” the “Company,” “we,” “us” and “our” refer to Aptiv PLC, a public limited company which was formed under the laws of Jersey on May 19, 2011 as Delphi Automotive PLC, which together with its subsidiaries acquired certain assets of the former Delphi Corporation and completed an initial public offering on November 22, 2011. The former Delphi Corporation (now known as DPH Holdings Corp. (“DPHH”)) and, as the context may require, its subsidiaries and affiliates, are also referred to herein as “Old Delphi.” On December 4, 2017 (the “Distribution Date”), the Company completed the separation (the “Separation”) of its former Powertrain Systems segment by distributing to Aptiv shareholders on a pro rata basis all of the issued and outstanding ordinary shares of Delphi Technologies PLC (“Delphi Technologies”), a public limited company formed to hold the spun-off business. To effect the Separation, the Company distributed to its shareholders one ordinary share of Delphi Technologies for every three Aptiv ordinary shares outstanding as of November 22, 2017, the record date for the distribution. Following the Separation, the remaining company changed its name to Aptiv PLC and New York Stock Exchange ("NYSE") symbol to "APTV." Also, as a result of the Separation, Delphi Technologies became an independent public company trading on the NYSE under the symbol "DLPH" as of the Distribution Date.
The completion of the Separation positioned Aptiv as a leading global technology and mobility company serving the automotive sector. We design and manufacture vehicle components and provide electrical, electronic and active safety technology solutions to the global automotive and commercial vehicle markets, creating the software and hardware foundation for vehicle features and functionality. We enable and deliver end-to-end smart mobility solutions, active safety and autonomous driving technologies and provide enhanced user experience and connected services. Our Advanced Safety and User Experience segment is focused on providing the necessary software and advanced computing platforms, and our Signal and Power Solutions segment is focused on providing the requisite networking architecture required to support the integrated systems in today's complex vehicles. Together, our businesses develop the ‘brain’ and the ‘nervous system’ of increasingly complex vehicles, providing integration of the vehicle into its operating environment.
We are one of the largest vehicle component manufacturers, and our customers include all 25 of the largest automotive original equipment manufacturers (“OEMs”) in the world. We operate 109 major manufacturing facilities and 14 major technical centers utilizing a regional service model that enables us to efficiently and effectively serve our global customers from best cost countries. We have a presence in 45 countries and have approximately 16,000 scientists, engineers and technicians focused on developing market relevant product solutions for our customers.
We are focused on growing and improving the profitability of our businesses, and have implemented a strategy designed to position the Company to deliver industry-leading long-term shareholder returns. This strategy includes disciplined investing in our business to grow and enhance our product offerings, strategically focusing our portfolio in high-technology, high-growth spaces in order to meet consumer preferences and leveraging an industry-leading cost structure to expand our operating margins. In line with the long term growth in emerging markets, we have been increasing our focus on these markets, particularly in China, where we have a major manufacturing base and strong customer relationships.
Website Access to Company’s Reports
Aptiv's website address is aptiv.com. Our Annual Reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available free of charge through our website as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”). Our reports filed prior to December 4, 2017 were under the name of Delphi Automotive PLC.
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
On December 4, 2017, the Company completed the Separation of its former Powertrain Systems segment by distributing to Aptiv shareholders on a pro rata basis all of the outstanding ordinary shares of Delphi Technologies PLC. To effect the Separation, the Company distributed to its shareholders one ordinary share of Delphi Technologies for every three Aptiv ordinary shares outstanding as of November 22, 2017, the record date for the distribution. Following the Separation, the remaining company changed its name to Aptiv PLC.
Our Company
We believe the automotive industry is being shaped by rapidly increasing consumer demand for new mobility solutions, advanced technologies and vehicle connectivity, as well as increasing government regulation related to vehicle safety, fuel efficiency and emissions control. These industry mega-trends, which we refer to as “Safe,” “Green” and “Connected,” are driving higher growth in products that address these trends than growth in the automotive industry overall. We have organized our business into two diversified segments, which enable us to develop technology solutions and manufacture highly-engineered products that enable our customers to respond to these mega-trends:

•
Signal and Power Solutions (formerly known as Electrical/Electronic Architecture)—This segment provides complete design, manufacture and assembly of the vehicle’s electrical architecture, including engineered component products, connectors, wiring assemblies and harnesses, cable management, electrical centers and hybrid high voltage and safety distribution systems. Our products provide the critical signal distribution and computing power backbone that supports increased vehicle content and electrification, reduced emissions and higher fuel economy.

•
Advanced Safety and User Experience (formerly known as Electronics and Safety)—This segment provides critical components, systems and advanced software development for passenger safety, security, comfort and vehicle operation, including body controls, infotainment and connectivity systems, passive and active safety electronics, autonomous driving software and technologies, displays and systems integration. Our products increase vehicle connectivity, reduce driver distraction and enhance vehicle safety.

We previously reported the results of our former Powertrain Systems and Thermal Systems businesses as segments. The Powertrain Systems segment provided gasoline and diesel engine management systems including fuel handling, fuel injection, combustion, electronic controls, test and validation capabilities, electric and hybrid electric vehicle power electronics and aftermarket components. As described above, we completed the spin-off of the Powertrain Systems segment into a new, independent public company named Delphi Technologies PLC on December 4, 2017.
The Thermal Systems business provided powertrain cooling and heating, ventilating and air conditioning (“HVAC”) systems, such as compressors, systems and controls, and heat exchangers for vehicle markets. As part of our strategy to focus on a high-growth product portfolio, we completed the sale of the wholly owned Thermal Systems business to MAHLE GmbH ("MAHLE") on June 30, 2015.
The assets and liabilities, operating results and operating and investing cash flows for the previously reported Powertrain Systems and Thermal Systems segments are presented as discontinued operations separate from the Company’s continuing operations for all periods presented, as further described in Note 25. Discontinued Operations to the audited consolidated financial statements herein. Our description and discussion of financial amounts within this Item 1. Business reflect the results of continuing operations, unless otherwise noted.
Financial Information about Business Segments
We operate our core business along two operating segments, which are grouped on the basis of similar product, market and operating factors.
Net Sales by Segment

	Year Ended December 31, 2017		Year Ended December 31, 2016		Year Ended December 31, 2015
	Net Sales	% of Total	Net Sales	% of Total	Net Sales	% of Total
	(in millions, excluding percentages)
Signal and Power Solutions	$9,507	74%	$9,319	76%	$8,183	76%
Advanced Safety and User Experience	3,446	27%	3,024	25%	2,756	25%
Eliminations and Other	(69)	(1)%	(69)	(1)%	(75)	(1)%
Total	$12,884		$12,274		$10,864

Refer to Results of Operations by Segment in Item 7. Management’s Discussion and Analysis and Note 23. Segment Reporting of the notes to the consolidated financial statements, included in Item 8. Financial Statements and Supplementary Data of this Annual Report for further financial information about business segments.
Our business is diversified across end-markets, regions, customers, vehicle platforms and products. Our customer base includes all 25 of the largest automotive OEMs in the world, and in 2017, 28% of our net sales came from the Asia Pacific region, which we have identified as a key market likely to experience substantial long-term growth. Our ten largest platforms in 2017 were with eight different OEMs. In addition, in 2017 our products were found in all of the 20 top-selling vehicle models in the United States, in 19 of the 20 top-selling vehicle models in Europe and in 13 of the 20 top-selling vehicle models in China. We have also entered into collaborative arrangements with mobility providers and with smart cities such as Boston and Singapore as we develop solutions for the evolving nature of the mobility industry.
We have established a worldwide design and manufacturing footprint with a regional service model that enables us to efficiently and effectively serve our global customers from best cost countries. This regional model is structured primarily to service the North American market from Mexico, the South American market from Brazil, the European market from Eastern Europe and North Africa, and the Asia Pacific market from China. Our global scale and regional service model enables us to engineer globally and execute regionally to serve the largest OEMs, which are seeking suppliers that can serve them on a worldwide basis. Our footprint also enables us to adapt to the regional design variations the global OEMs require and serve the emerging market OEMs.
Our Industry
The automotive technology and components industry provides components, systems, subsystems and modules to OEMs for the manufacture of new vehicles, as well as to the aftermarket for use as replacement parts for current production and older vehicles. Overall, we expect long-term growth of global vehicle sales and production in the OEM market. In 2017, the industry experienced increased global customer sales and production schedules. Compared to 2016, vehicle production in 2017 increased by 4% in Europe, 3% in China and 21% in South America. However, after several years of increases, consumer demand for vehicles in North America receded, resulting in a 4% decrease in North American production in 2017 as compared to the increased volumes experienced in 2016. Demand for automotive components in the OEM market is generally a function of the number of new vehicles produced in response to consumer demand, which is primarily driven by macro-economic factors such as credit availability, interest rates, fuel prices, consumer confidence, employment and other trends. Although OEM demand is tied to actual vehicle production, participants in the automotive technology and components industry also have the opportunity to grow through increasing product content per vehicle by further penetrating business with existing customers and in existing markets, gaining new customers and increasing their presence in global markets. We believe that evolving entrants into the global transportation industry such as mobility providers and smart cities will provide additional markets for our advanced technologies. We believe that as a company with a global presence and advanced technology, engineering, manufacturing and customer support capabilities, we are well-positioned to benefit from these opportunities.
We believe that continuously increasing societal demands have created the three “mega-trends” that serve as the basis for the next wave of market-driven automotive technology advancement. Our challenge is to continue developing leading edge technology focused on addressing these mega-trends, and apply that technology toward products with sustainable margins that enable our customers, both OEMs and others, to produce distinctive market-leading products. We have identified a core portfolio of products that draw on our technical strengths and align with these mega-trends where we believe we can provide differentiation to our customers.
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
Green. The second mega-trend, “Green,” represents technologies designed to help reduce emissions, increase fuel economy and minimize the environmental impact of vehicles. Green is a key mega-trend today because of the convergence of several issues: climate change, volatility in oil prices, an increasing number of vehicles in use worldwide and recent and pending regulation in the U.S. and overseas regarding fuel economy and carbon dioxide emissions. OEMs continue to focus on improving fuel efficiency and reducing emissions in order to meet increasingly stringent regulatory requirements in various markets. On a worldwide basis, the relevant authorities in the European Union, the United States, China, India, Japan, Brazil, South Korea and Argentina have already instituted regulations requiring further reductions in emissions and/or increased fuel economy through 2017. In many cases, other authorities have initiated legislation or regulation that would further tighten the standards through 2020 and beyond. Based on the current regulatory environment, we believe that OEMs, including those in the U.S. and China, will be subject to requirements for even greater reductions in carbon dioxide ("CO2") emissions over the next ten years. These standards will require meaningful innovation as OEMs and suppliers are forced to find ways to improve engine management, electrical power consumption, vehicle weight and integration of alternative technologies (e.g., electric/hybrid propulsion). As a result, suppliers are developing innovations that result in significant improvements in fuel economy, emissions and performance from gasoline and diesel internal combustion engines, and permit engine downsizing without loss of performance. At the same time, suppliers are also developing and marketing new and alternative technologies that support hybrid vehicles, electric vehicles and fuel cell products to improve fuel economy and emissions. We are developing key enabling technologies in the areas of charging and on vehicle power distribution and control that are essential to the introduction of our customers' electrified vehicle platforms.
Connected. The third mega-trend, “Connected,” represents technologies designed to seamlessly integrate today's highly complex vehicles into the electronic operating environment, and provide drivers with connectivity to the global information network. The technology content of vehicles continues to increase as consumers demand greater safety, personalization, infotainment, productivity and convenience while driving, which in turn leads to increasing demand for electrical architecture as a foundation for this content. Also with increased smart device usage in vehicles, driver distractions can be dramatically increased, which in turn results in greater risk of accidents. We are pioneering vehicle-to-vehicle (V2V) and vehicle-to-infrastructure (V2I) communication technologies which enable vehicles to detect and signal danger, reducing vehicle collisions and improving driver safety, while also maintaining connectivity to an increasing number of devices inside and outside of vehicles. We are also developing advanced connectivity solutions such as over-the-air (OTA) technology that will enable vehicles to receive software updates remotely and collect market-relevant data from connected vehicles.
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
Convergence of Safe, Green and Connected Solutions in New Mobility and Autonomous Driving
The combination of advanced technologies being developed within these mega-trends is also contributing to increasing industry development of autonomous driving technologies, leading to a fully automated driving experience. We expect automated driving technologies will provide strong societal benefit as well as the opportunity for long-term growth for our product offerings in this space, including new potential customers such as mobility providers and smart cities that require solutions to increasing urban mobility challenges. Societal benefits of increased vehicle automation include enhanced safety (resulting from collision avoidance and improved vehicle control), environmental improvements (a reduction in CO2 emissions resulting from optimized driving behavior), labor cost savings and improved productivity (as a result of alternate uses for drive time). Growth opportunities in this space result from increased content, additional computing power and software requirements, enhanced connectivity systems and increased electrification and interconnects. We believe the complexity of these systems will also require on-going software support services, as these vehicle systems will be continuously upgraded with new features and performance enhancements.
We are continuing to invest in the automated driving space, and have continued to develop market-leading automated driving platform solutions such as automated driving software, key active safety sensing technologies and our Multi-Domain Controller, which fuses information from sensing systems as well as mapping and navigation data to make driving decisions. We believe we are well-aligned with industry technology trends that will result in sustainable future growth in this space, and have partnered with other leaders in the field to advance the pace of development and commercialization of these technologies. We have entered into a collaborative arrangement with Mobileye N.V. to jointly develop the Centralized Sensing Localization and Planning ("CSLP") system, a complete turn-key fully autonomous driving platform for our OEM customers, with the goal of being production ready for 2019. We also entered into a collaborative arrangement with Intel Corporation and the BMW Group to develop and deploy automated driving technology. Additionally, in 2017 we acquired nuTonomy, Inc. in order to further accelerate our commercialization of automated driving solutions. The acquisition of nuTonomy is the latest in a series of investments we have made to expand our position in the new mobility space, including the previous acquisitions of automated driving software developer Ottomatika and data service companies Control-Tec and Movimento.

We believe the increasing societal demand for mobility on demand ("MoD") services will accelerate the development of autonomous driving technologies, strongly benefiting the MoD space. We have entered into agreements to develop fully-autonomous vehicles and associated infrastructure as part of automated MoD pilots for the government of Singapore and the city of Boston.
As a result of our substantial investments and strategic partnerships in this space, we believe we are well-aligned with industry technology trends that will result in sustainable future growth in these evolving areas.
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
Products
Our organizational structure and management reporting support the management of these core product lines:
Signal and Power Solutions. This segment provides complete design, manufacture and assembly of the vehicle’s electrical architecture, including connectors, wiring assemblies and harnesses, cable management, electrical centers and hybrid high voltage and safety distribution systems. Our products provide the critical signal distribution and computing power backbone that supports increased vehicle content and electrification, reduced emissions and higher fuel economy.

•	High quality connectors are engineered primarily for use in the automotive and related markets, but also have applications in the aerospace, military and telematics sectors.

•
Electrical centers provide centralized electrical power and signal distribution and all of the associated circuit protection and switching devices, thereby optimizing the overall vehicle electrical system.

•
Distribution systems, including hybrid high voltage systems, are integrated into one optimized vehicle electrical system that can utilize smaller cable and gauge sizes and ultra-thin wall insulation (which product line makes up approximately 47%, 50% and 55% of our total revenue for the years ended December 31, 2017, 2016 and 2015, respectively).

Advanced Safety and User Experience. This segment provides critical components, systems and advanced software development for passenger safety, security, comfort and vehicle operation, including body controls, infotainment and connectivity systems, passive and active safety electronics, autonomous driving technologies and displays. Our products increase vehicle connectivity, reduce driver distraction and enhance vehicle safety.

•	Electronic controls products primarily consist of body computers and security systems.

•	The infotainment and driver interface portfolio primarily consists of receivers, digital receivers, satellite audio receivers, navigation systems and displays (including re-configurable displays).

•
Active and passive safety electronics and advanced driver assistance systems primarily includes occupant detection systems, collision warning systems and collision sensing, as well as vision, radar, Light Detection and Ranging (“LIDAR”) and other sensing technologies and multi-domain controllers that enable active safety features such as adaptive cruise control, lane departure warning and auto braking.

Competition
Although the overall number of our top competitors has decreased due to ongoing industry consolidation, the automotive supply industry remains extremely competitive. Furthermore, the rapidly evolving nature of the markets in which we compete has attracted, and may continue to attract, new entrants, particularly in low-cost countries such as China and in areas of evolving vehicle technologies such as automated driving and mobility solutions, which has attracted competitors from outside the traditional automotive industry. OEMs rigorously evaluate suppliers on the basis of product quality, price, reliability and timeliness of delivery, product design capability, technical expertise and development capability, new product innovation, financial viability, application of lean principles, operational flexibility, customer service and overall management. In addition, our customers generally require that we demonstrate improved efficiencies, through cost reductions and/or price improvement, on a year-over-year basis.
Our competitors in each of our operating segments are as follows:

Segment	Competitors
Signal and Power Solutions	• Draexlmaier Automotive
• Lear Corporation
• Leoni AG
• Molex Inc. (a subsidiary of Koch Industries, Inc.)
• Sumitomo Corporation
• TE Connectivity, Ltd.
• Yazaki Corporation
Advanced Safety and User Experience	• Alpine Electronics
• Autoliv AB
• Bosch Group
• Continental AG
• Denso Corporation
• Hyundai Mobis
• Magna International
• Panasonic Corporation
• Samsung Electronics
• Valeo
• Visteon Corporation
• ZF Friedrichshafen AG
Customers
We sell our products and services to the major global OEMs in every region of the world. The following table provides the percentage of net sales to our largest customers for the year ended December 31, 2017:

Customer	Percentage of Net Sales
GM (1)	13%
Volkswagen Group (“VW”)	9%
Fiat Chrysler Automobiles N.V. ("FCA")	7%
Ford Motor Company (“Ford”)	6%
SAIC General Motors Corporation Limited	6%
Geely Automobile Holdings Limited	4%
Daimler AG (“Daimler”)	4%
PSA Peugeot Citroën (“PSA”) (1)	4%
Toyota Motor Corporation	2%
Changan Automobile Company Limited	2%

(1)	Net sales to GM includes net sales to GM's former European Opel business prior to its sale to PSA on August 1, 2017, after which date these sales are included in net sales to PSA.

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
Our Global Operations
Information concerning principal geographic areas is set forth below. Net sales data reflects the manufacturing location for the years ended December 31, 2017, 2016 and 2015. Net property data is as of December 31, 2017, 2016 and 2015.

	Year Ended December 31, 2017		Year Ended December 31, 2016		Year Ended December 31, 2015
	(in millions)
	Net Sales	Net Property (1)	Net Sales	Net Property (1)	Net Sales	Net Property (1)
United States (2)	$4,652	$839	$4,800	$733	$4,472	$676
Other North America	171	185	137	150	139	127
Europe, Middle East & Africa (3)	4,235	1,029	3,905	821	3,216	764
Asia Pacific (4)	3,544	698	3,212	573	2,803	522
South America	282	53	220	48	234	37
Total	$12,884	$2,804	$12,274	$2,325	$10,864	$2,126

(1)	Net property data represents property, plant and equipment, net of accumulated depreciation.

(2)
Includes net sales and machinery, equipment and tooling that relate to the Company's maquiladora operations located in Mexico. These assets are utilized to produce products sold to customers located in the United States.

(3)
Includes our country of domicile, Jersey, and the country of our principal executive offices, the United Kingdom. We had no sales in Jersey in any period. We had net sales of $157 million, $153 million and $106 million in the United Kingdom for the years ended December 31, 2017, 2016 and 2015, respectively. We had net property in the United Kingdom of $91 million, $84 million and $88 million as of December 31, 2017, 2016 and 2015, respectively. The largest portion of net sales in the Europe, Middle East & Africa region was $1,191 million, $944 million and $677 million in Germany for the years ended December 31, 2017, 2016 and 2015, respectively.

(4)	Net sales and net property in Asia Pacific are primarily attributable to China.

Research, Development and Intellectual Property
We maintain technical engineering centers in major regions of the world to develop and provide advanced products, processes and manufacturing support for all of our manufacturing sites, and to provide our customers with local engineering capabilities and design development on a global basis. As of December 31, 2017, we employed approximately 16,000 scientists, engineers and technicians around the world. Our total investment in research and development, including engineering, was approximately $1,086 million, $969 million and $895 million for the years ended December 31, 2017, 2016 and 2015, respectively, which includes approximately $204 million, $181 million and $175 million of co-investment by customers and government agencies. Each year we share some engineering expenses with OEMs and government agencies. While this amount varies from year-to-year, it is generally in the range of 15% to 20% of engineering expenses.
We utilize a Technology Advisory Council, a panel of prominent global technology thought leaders, which guides our product strategies and investments in technology with a focus on developing advanced technologies to drive growth. We believe that our engineering and technical expertise, together with our emphasis on continuing research and development, allow us to use the latest technologies, materials and processes to solve problems for our customers and to bring new, innovative products to market. We believe that continued engineering activities are critical to maintaining our pipeline of technologically advanced products. Given our strong financial discipline, we seek to effectively manage fixed costs and efficiently rationalize capital spending by critically evaluating the profit potential of new and existing customer programs, including investment in innovation and technology. We maintain our engineering activities around our focused product portfolio and allocate our capital and resources to those products with distinctive technologies. We expect expenditures for research and development activities, including engineering, net of co-investment, to be approximately $1.0 billion for the year ended December 31, 2018.
We maintain a large portfolio of patents in the operation of our business. While no individual patent or group of patents, taken alone, is considered material to our business, taken in the aggregate, these patents provide meaningful protection for our products and technical innovations. Similarly, while our trademarks are important to identify our position in the industry, we do not believe that any of these are individually material to our business. We are actively pursuing marketing opportunities to commercialize and license our technology to both automotive and non-automotive industries and we have selectively taken licenses from others to support our business interests. These activities foster optimization of intellectual property rights.
Materials
We procure our raw materials from a variety of suppliers around the world. Generally, we seek to obtain materials in the region in which our products are manufactured in order to minimize transportation and other costs. The most significant raw materials we use to manufacture our products include copper and resins. As of December 31, 2017, we have not experienced any significant shortages of raw materials and normally do not carry inventories of such raw materials in excess of those reasonably required to meet our production and shipping schedules.
Commodity cost volatility, most notably related to copper, petroleum-based resin products and fuel, is a challenge for us and our industry. We are continually seeking to manage these and other material-related cost pressures using a combination of strategies, including working with our suppliers to mitigate costs, seeking alternative product designs and material specifications, combining our purchase requirements with our customers and/or suppliers, changing suppliers, hedging of certain commodities and other means. In the case of copper, which primarily affects our Signal and Power Solutions segment, contract clauses have enabled us to pass on some of the price increases to our customers and thereby partially offset the impact of increased commodity costs on operating income for the related products. However, other than in the case of copper, our overall success in passing commodity cost increases on to our customers has been limited. We will continue our efforts to pass market-driven commodity cost increases to our customers in an effort to mitigate all or some of the adverse earnings impacts, including by seeking to renegotiate terms as contracts with our customers expire.
Seasonality
Our business is moderately seasonal, as our primary North American customers historically reduce production during the month of July and halt operations for approximately one week in December. Our European customers generally reduce production during the months of July and August and for one week in December. Shut-down periods in the rest of the world generally vary by country. In addition, automotive production is traditionally reduced in the months of July, August and September due to the launch of component production for new vehicle models. Accordingly, our results reflect this seasonality.
Employees
As of December 31, 2017, we employed approximately 129,000 people; 22,000 salaried employees and 107,000 hourly employees. In addition, we maintain an alternative workforce of 18,000 contract and temporary workers. Our employees are represented worldwide by numerous unions and works councils, including the International Union of Electronic, Electrical, Salaried, Machine and Furniture Workers - Communications Workers of America ("IUE-CWA") and the Confederacion De

Trabajadores Mexicanos. In the U.S., our employees are represented by only the IUE-CWA, with which we have competitive wage and benefit packages.
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
At December 31, 2017, 2016 and 2015, the undiscounted reserve for environmental investigation and remediation was approximately $4 million, $5 million and $3 million, respectively. Additionally, as of December 31, 2016 and 2015, the undiscounted reserve for environmental investigation and remediation attributable to discontinued operations included within liabilities of discontinued operations was approximately $1 million and $7 million, respectively, none of which related to sites within the U.S. We cannot ensure that our eventual environmental remediation costs and liabilities will not exceed the amount of our current reserves. In the event that such liabilities were to significantly exceed the amounts recorded, our results of operations could be materially affected.

SUPPLEMENTARY ITEM. EXECUTIVE OFFICERS OF THE REGISTRANT
The name, age (as of February 1, 2018), current positions and description of business experience of each of our executive officers are listed below. Our executive officers are elected annually by the Board of Directors and hold office until their successors are elected and qualified or until the officer’s resignation or removal. Positions noted below reflect current service to Aptiv PLC and prior service to Delphi Automotive PLC and Delphi Automotive LLP. Other than Mr. Massaro, Mr. De Vos, Mr. Dorlack, Mr. Paja and Ms. Suver, each officer listed below as a senior vice president was a vice president until February 2012.
Kevin P. Clark, 55, is president and chief executive officer (CEO) of Aptiv and is a member of the company's board of directors. Mr. Clark was named president and CEO and became a member of the board in March 2015. Previously, Mr. Clark was chief operating officer (COO) from October 2014 to March 2015. Prior to the COO position, Mr. Clark was chief financial officer and executive vice president from February 2013. He was appointed vice president and chief financial officer in July 2010. Previously, Mr. Clark was a founding partner of Liberty Lane Partners, LLC, a private-equity investment firm focused on building and improving middle-market companies. Prior to Liberty Lane Partners, Mr. Clark served as the chief financial officer of Fisher-Scientific International Inc., a manufacturer, distributor and service provider to the global healthcare market. Mr. Clark served as Fisher-Scientific’s chief financial officer from the company’s initial public offering in 2001 through the completion of its merger with Thermo Electron Corporation in 2006. Prior to becoming chief financial officer, Mr. Clark served as Fisher-Scientific’s corporate controller and treasurer.
Joseph R. Massaro, 48, is chief financial officer and senior vice president of Aptiv, a position he has held since March 2016. Mr. Massaro joined the Company in October 2013 as vice president, Internal Audit, and in September 2014 was appointed to the position of vice president, Corporate Controller. Previously, Mr. Massaro was a managing director at Liberty Lane Partners from 2008 to 2013. While there he also served as chief financial officer of inVentiv Health Inc. from 2010 to 2013, a Liberty Lane portfolio company. Prior to Liberty Lane, he served in a variety of finance and operational roles at Thermo Fisher Scientific from 2002 to 2007, including senior vice president of Global Business Services where his responsibilities included the global sourcing and information technology functions. Prior to the merger with Thermo Electron, he also served as vice president and corporate controller of Fisher Scientific and held several other senior finance positions.
Majdi Abulaban, 54, is senior vice president of Aptiv and president of Aptiv Signal and Power Solutions, effective February 2012 and president of Aptiv’s Engineered Components Group, effective February 2017. He also continues to serve as president of Aptiv Asia Pacific. Mr. Abulaban was most recently president of the Connection Systems product business unit for Signal and Power Solutions. Mr. Abulaban was appointed managing director for the former Packard Electric Systems’ Asia Pacific operations and became chairman of the board for Delphi Packard Electric Systems Co., Ltd, (China) in July 2002. He previously held a variety of assignments, including business line executive for cockpits at the former Safety & Interior division and director of Asia Pacific Operations for Thermal Systems.
Allan J. Brazier, 51, is chief accounting officer and vice president of Aptiv, a position he has held since February 2011. Mr. Brazier joined the Company in June 2005 as senior manager of technical accounting and reporting, and most recently served as assistant controller of technical accounting and reporting. Prior to joining Aptiv, Mr. Brazier was employed for seventeen years in financial roles of increasing responsibility at various companies. Mr. Brazier is a Certified Public Accountant and began his career with the international public accounting firm of KPMG.
Glen De Vos, 57, is senior vice president and chief technology officer of Aptiv, effective March 2017, and has responsibility for Aptiv's innovation and global technologies. In November 2017, he was also named president of Aptiv’s Mobility and Services Group. Mr. De Vos was most recently vice president of Software and Services for Aptiv's Advanced Safety and User Experience segment, located at the Company's Silicon Valley Lab in Mountain View, California from 2016 to 2017. He began his Aptiv career with Advanced Safety and User Experience in 1992, and following several progressive engineering and managerial roles in infotainment and user experience, was named vice president, Global Engineering for Advanced Safety and User Experience in 2012.
Jerome J. Dorlack, 37, is senior vice president of Aptiv and president of Aptiv Electrical Distribution Systems, effective February 2017, and is also responsible for Aptiv’s South American operations. Mr. Dorlack joined Aptiv in April 2016 as the managing director Gas and Diesel RPBU- Americas for Powertrain Systems and was appointed to the position of vice president Powertrain Systems and general manager of Powertrain Products in July 2016. Prior to joining Aptiv, Mr. Dorlack was the executive vice president of Global Commodity Procurement for ZF Friedrichshafen AG ("ZF"), a global automotive supplier, from 2015 to 2016. Previously, he spent 15 years with TRW Automotive Holdings Corp., which was acquired by ZF in 2015, and TRW Inc., where he served in a variety of procurement and operational roles, including vice president of Global Purchasing, Supplier Development and Logistics from 2013 to 2015 and director of Quality & Continuous Improvement - Global Braking Systems from 2012 to 2013.
David Paja, 48, is senior vice president of Aptiv and president of Advanced Safety and User Experience, effective February 2017. He was most recently president of Honeywell Security & Fire, a global leader in electronic detection and prevention technologies for residential, commercial, and industrial applications from 2015 to 2017. From 2012 to 2014, he served Honeywell’s Transportation Systems segment as vice president and general manager for China and India. Mr. Paja was instrumental in enhancing Honeywell's Internet of Things capabilities with advanced software and connectivity technologies, serving millions of connected homes and buildings worldwide. He began his Honeywell career in 2003 and held several leadership positions of increasing responsibility. Before joining Honeywell, Mr. Paja held several positions at Valeo Automotive.
David M. Sherbin, 58, is senior vice president, general counsel, secretary and chief compliance officer of Aptiv. He was named to his current position in October 2009 and previously was vice president, general counsel from October 2005 to October 2009. He was appointed chief compliance officer in January 2006. Prior to joining Aptiv, Mr. Sherbin was vice president, general counsel and secretary for PulteGroup, Inc., a national homebuilder, from January 2005 through September 2005. Mr. Sherbin joined Federal-Mogul Corporation in 1997 and was named senior vice president, general counsel, secretary and chief compliance officer in 2003.
Susan M. Suver, 58, is senior vice president and chief human resources officer, a position she has held since February 2015. Prior to joining Aptiv, Ms. Suver was an executive with United States Steel Corporation, a leading integrated steel producer, where she was senior vice president of human resources and administration from 2013 to 2014 and vice president human resources from 2007 to 2013. Ms. Suver has also held positions with Phelps Dodge Corporation, a metals, mining and industrial manufacturing company, and Arrow Electronics, Inc., a global supply channel for electronic components and software.

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
Our sensitivity to economic cycles and any related fluctuation in the businesses of our customers or potential customers may have a material adverse effect on our financial condition, results of operations or cash flows. Due to overall strong global economic conditions in 2017, the automotive industry experienced increased global customer sales and production schedules. Compared to 2016, vehicle production in 2017 increased by 4% in Europe, 3% in China and 21% in South America. However, after several years of increases, consumer demand for vehicles in North America receded, resulting in a 4% decrease in North American production in 2017 as compared to the increased volumes experienced in 2016. As a result, we have experienced and may continue to experience reductions in orders from OEM customers in certain regions. Uncertainty relating to global or regional economic conditions may have an adverse impact on our business. A prolonged downturn in the global or regional automotive industry, or a significant change in product mix due to consumer demand, could require us to shut down plants or result in impairment charges, restructuring actions or changes in our valuation allowances against deferred tax assets, which could be material to our financial condition and results of operations. If global economic conditions deteriorate or economic uncertainty increases, our customers and potential customers may experience deterioration of their businesses, which may result in the delay or cancellation of plans to purchase our products. If vehicle production were to remain at low levels for an extended period of time or if cash losses for customer defaults rise, our cash flow could be adversely impacted, which could result in our needing to seek additional financing to continue our operations. There can be no assurance that we would be able to secure such financing on terms acceptable to us, or at all.
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
We operate in the highly competitive automotive technology and component supply industry, and are dependent on the acceptance of new product introductions for continued growth.
The global automotive technology and component supply industry is highly competitive. Competition is based primarily on price, technology, quality, delivery and overall customer service. There can be no assurance that our products will be able to compete successfully with the products of our competitors. Furthermore, the rapidly evolving nature of the markets in which we compete has attracted, and may continue to attract, new entrants, particularly in countries such as China or in areas of evolving vehicle technologies such as automated driving technologies, which have attracted new entrants from outside the traditional automotive supply industry. Additionally, consolidation in the automotive industry may lead to decreased product purchases from us. As a result, our sales levels and margins could be adversely affected by pricing pressures from OEMs and pricing actions of competitors. These factors led to selective resourcing of business to competitors in the past and may also do so in the future.
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
We have invested substantial resources in markets and technologies where we expect growth and we may be unable to timely alter our strategies should such expectations not be realized.
Our future growth is dependent on our making the right investments at the right time to support product development and manufacturing capacity in geographic areas where we can support our customer base and in product areas of evolving vehicle technologies. We have identified the Asia Pacific region, and more specifically China, as a key geographic market, and have identified advanced driver assistance systems, autonomous driving technologies and mobility solutions as a key product market. We believe these markets are likely to experience substantial long term growth, and accordingly have made and expect to continue to make substantial investments, both directly and through participation in various partnerships and joint ventures, in numerous manufacturing operations, technical centers, research and development activities and other infrastructure to support anticipated growth in these areas. If we are unable to deepen existing and develop additional customer relationships in the Asia Pacific region, or if we are unable to develop and introduce market-relevant advanced driver assistance or autonomous driving technologies, we may not only fail to realize expected rates of return on our existing investments, but we may incur losses on such investments and be unable to timely redeploy the invested capital to take advantage of other markets or product categories, potentially resulting in lost market share to our competitors. Our results will also suffer if these areas do not grow as quickly as we anticipate.

We may not be able to respond quickly enough to changes in regulations, technology and technological risks, and to develop our intellectual property into commercially viable products.
Changes in legislative, regulatory or industry requirements or in competitive technologies may render certain of our products obsolete or less attractive. Our ability to anticipate changes in technology and regulatory standards and to successfully develop and introduce new and enhanced products on a timely basis are significant factors in our ability to remain competitive and to maintain or increase our revenues. For example, the evolving sector of automated driver assistance and autonomous driving technologies has led to evolving guidance issued by the U.S. Department of Transportation ("DOT") regarding best practices for the testing and deployment of automated driving systems, and outlining federal and state roles in the regulation of these systems, including providing state legislatures with best practices on how to safely foster the development and introduction of automated driving technologies onto public roads. There remains potential for the continued introduction of new and expanded regulations in this space, including potential requirements for autonomous vehicle systems to receive approval from the DOT or other regulatory agencies prior to commercial introduction. It is also possible that regulations in this space may diverge among jurisdictions, leading to increased compliance costs.
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
To compete effectively in the automotive supply industry, we must be able to launch new products to meet changing consumer preferences and our customers’ demand in a timely and cost-effective manner. Our ability to respond to competitive pressures and react quickly to other major changes in the marketplace, including the potential introduction of disruptive technologies such as autonomous driving solutions or consumer desire for and availability of vehicles with advanced driver assistance technologies or which use alternative fuels is also a risk to our future financial performance.
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
Certain of our businesses rely on relationships with collaborative partners and other third-parties for development of certain products and potential products, and such collaborative partners or other third-parties could fail to perform sufficiently.
We believe that for certain of our businesses, success in developing market-relevant products depends in part on their ability to develop and maintain collaborative relationships with other companies. There are certain risks involved in such relationships, as our collaborative partners may not devote sufficient resources to the success of our collaborations; may be acquired by other companies and subsequently terminate our collaborative arrangement; may compete with us; may not agree with us on key details of the collaborative relationship; or may not agree to renew existing collaborations on acceptable terms. Because these and other factors may be beyond our control, the development or commercialization of our products involved in collaborative partnerships may be delayed or otherwise adversely affected. If we or any of our collaborative partners terminate a collaborative arrangement, we may be required to devote additional resources to product development and commercialization or may need to cancel certain development programs, which could adversely affect our business and operational results.
Declines in the market share or business of our five largest customers may have a disproportionate adverse impact on our revenues and profitability.
Our five largest customers accounted for approximately 41% of our total net sales in the year ended December 31, 2017. Accordingly, our revenues may be disproportionately affected by decreases in any of their businesses or market share. Because our customers typically have no obligation to purchase a specific quantity of parts, a decline in the production levels of any of our major customers, particularly with respect to models for which we are a significant supplier, could disproportionately reduce our sales and thereby adversely affect our financial condition, operating results and cash flows. See Item 1. Supply Relationships with Our Customers.

Our business in China is subject to aggressive competition and is sensitive to economic and market conditions.
Maintaining a strong position in the Chinese market is a key component of our global growth strategy. The automotive supply market in China is highly competitive, with competition from many of the largest global manufacturers and numerous smaller domestic manufacturers. As the size of the Chinese market continues to increase over the long term, we anticipate that additional competitors, both international and domestic, will seek to enter the Chinese market and that existing market participants will act aggressively to increase their market share. Increased competition may result in price reductions, reduced margins and our inability to gain or hold market share. Additionally, there have been periods of increased market volatility and moderations in the level of economic growth in China, which resulted in periods of lower automotive production growth rates in China than those previously experienced. For example, in 2016, automotive production in China increased 15% as compared to 2015, benefiting in part from a consumer vehicle tax reduction program. Following a partial increase in the consumer vehicle tax in 2017, vehicle production volumes in China increased by 3% in 2017. Our business in China is sensitive to economic and market conditions that drive automotive sales volumes in China and may be impacted if there are reductions in vehicle demand in China. If we are unable to maintain our position in the Chinese market or if vehicle sales in China decrease or do not continue to increase, our business and financial results could be materially adversely affected.
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
Such disruptions could be caused by any one of a myriad of potential problems, such as closures of one of our or our suppliers’ plants or critical manufacturing lines due to strikes, mechanical breakdowns, electrical outages, fires, explosions or political upheaval, as well as logistical complications due to weather, global climate change, volcanic eruptions, or other natural or nuclear disasters, mechanical failures, delayed customs processing and more. Additionally, as we grow in best cost countries, the risk for such disruptions is heightened. The lack of even a small single subcomponent necessary to manufacture one of our products, for whatever reason, could force us to cease production, even for a prolonged period. Similarly, a potential quality issue could force us to halt deliveries while we validate the products. Even where products are ready to be shipped, or have been shipped, delays may arise before they reach our customer. Our customers may halt or delay their production for the same reason if one of their other suppliers fails to deliver necessary components. This may cause our customers, in turn to suspend their orders, or instruct us to suspend delivery, of our products, which may adversely affect our financial performance.
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
Certain of our non-U.S. subsidiaries sponsor defined benefit pension plans, which generally provide benefits based on negotiated amounts for each year of service. Our primary funded non-U.S. plans are located in Mexico and the United Kingdom and were underfunded by $50 million as of December 31, 2017. The funding requirements of these benefit plans, and the related expense reflected in our financial statements, are affected by several factors that are subject to an inherent degree of uncertainty and volatility, including governmental regulation. In addition to the defined benefit pension plans, we have retirement obligations driven by requirements in many of the countries in which we operate. These legally required plans require payments at the time benefits are due. Obligations, net of plan assets, related to the defined benefit pension plans and statutorily required retirement obligations totaled $458 million at December 31, 2017, of which $31 million is included in accrued liabilities, $431 million is included in long-term liabilities and $4 million is included in long-term assets in our consolidated balance sheet. Key assumptions used to value these benefit obligations and the cost of providing such benefits, funding requirements and expense recognition include the discount rate and the expected long-term rate of return on pension assets. If the actual trends in these factors are less favorable than our assumptions, this could have an adverse effect on our results of operations and financial condition.
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
We have currency exposures related to buying, selling and financing in currencies other than the local currencies of the countries in which we operate. Approximately 64% of our net revenue for the year ended December 31, 2017 came from sales outside the United States, which were primarily invoiced in currencies other than the U.S. dollar, and we expect net revenue from non-U.S. markets to continue to represent a significant portion of our net revenue. Accordingly, significant changes in currency exchange rates, particularly the Euro and Chinese Yuan (Renminbi), could cause fluctuations in the reported results of our businesses’ operations that could negatively affect our results of operations. Price increases caused by currency exchange rate fluctuations may make our products less competitive or have an adverse effect on our margins. Currency exchange rate fluctuations may also disrupt the business of our suppliers by making their purchases of raw materials more expensive and more difficult to finance.
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
The majority of our manufacturing and distribution facilities are in countries outside of the U.S., including Mexico, China and other countries in Asia Pacific, Eastern and Western Europe, South America and Northern Africa. We also purchase raw materials and other supplies from many different countries around the world. For the year ended December 31, 2017, approximately 64% of our net revenue came from sales outside the United States. International operations are subject to certain risks inherent in doing business abroad, including:

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
There have also been periods of increased market volatility and currency exchange rate fluctuations, both globally and most specifically within the United Kingdom (“U.K.”) and Europe, as a result of the U.K. referendum held on June 23, 2016 in which voters approved an exit from the European Union (“E.U.”), commonly referred to as “Brexit.” As a result of the referendum, the British government formally initiated the process for withdrawal in March 2017. The terms of any withdrawal are subject to a negotiation period that could last at least two years from the initiation date. Nevertheless, the proposed withdrawal has created significant uncertainty about the future relationship between the U.K. and the E.U. These developments, or the perception that any of them could occur, may adversely affect European and worldwide economic and market conditions, significantly reduce global market liquidity and restrict the ability of key market participants to operate in certain financial markets and could contribute to instability in global financial and foreign exchange markets, including increased volatility in interest rates and foreign exchange rates. Although we are actively monitoring the ongoing potential impacts of Brexit and will seek to minimize its impact on our business, any of these effects of Brexit, among others, could adversely affect our business, business opportunities, results of operations, financial condition and cash flows. Approximately 1% of our annual net sales are generated in the U.K., and less than 1% are denominated in British pounds.
If we fail to manage our growth effectively or to integrate successfully any new or future business ventures, acquisitions or strategic alliance into our business, our business could be materially adversely harmed.
We have completed a number of acquisitions in recent years, most recently the acquisition of nuTonomy, Inc., and we expect to continue to pursue business ventures, acquisitions, and strategic alliances that leverage our technology capabilities, enhance our customer base, geographic penetration and scale to complement our current businesses and we regularly evaluate potential opportunities, some of which could be material. While we believe that such transactions are an integral part of our long-term strategy, there are risks and uncertainties related to these activities. Assessing a potential growth opportunity involves extensive due diligence. However, the amount of information we can obtain about a potential growth opportunity may be limited, and we can give no assurance that new business ventures, acquisitions, and strategic alliances will positively affect our financial performance or will perform as planned. We may not be able to successfully assimilate or integrate companies that we acquire, including their personnel, financial systems, distribution, operations and general operating procedures. We may also encounter challenges in achieving appropriate internal control over financial reporting in connection with the integration of an acquired company. If we fail to assimilate or integrate acquired companies successfully, our business, reputation and operating results could be materially impacted. Likewise, our failure to integrate and manage acquired companies successfully may lead to future impairment of any associated goodwill and intangible asset balances.
We depend on information technology to conduct our business. Any significant disruption could impact our business.
Our ability to keep our business operating effectively depends on the functional and efficient operation of information technology and telecommunications systems. We rely on these systems to make a variety of day-to-day business decisions as well as to track transactions, billings, payments and inventory. Our systems, as well as those of our customers, suppliers, partners, and service providers, are susceptible to interruptions (including those caused by systems failures, cyber attack, malicious computer software (malware), and other natural or man-made incidents or disasters), which may be prolonged. We are also susceptible to security breaches that may go undetected. Although we have taken precautions to mitigate such events, including geographically diverse data centers, redundant infrastructure and the implementation of security measures, a significant or large-scale interruption of our information technology could adversely affect our ability to manage and keep our operations running efficiently and effectively. An incident that results in a wider or sustained disruption to our business or products could have a material adverse effect on our business, financial condition and results of operations. Additionally, certain of our products contain complex information technology systems designed to support today's increasingly connected vehicles, and could be susceptible to similar interruptions, including the possibility of unauthorized access. Although we have designed and implemented security measures to prevent such unauthorized access, there can be no assurance that vulnerabilities will not be identified in the future, or that our security efforts are or will be successful. Any unauthorized access to our components could negatively affect our brand and harm our business, prospects, financial condition and operating results.
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
Certain environmental laws impose liability, sometimes regardless of fault, for investigating or cleaning up contamination on or emanating from our currently or formerly owned, leased or operated property, as well as for damages to property or natural resources and for personal injury arising out of such contamination. Some of these environmental laws may also assess liability on persons who arrange for hazardous substances to be sent to third party disposal or treatment facilities when such facilities are found to be contaminated. At this time, we are involved in various stages of investigation and cleanup related to environmental remediation matters at a number of present and former facilities. The ultimate cost to us of site cleanups is difficult to predict given the uncertainties regarding the extent of the required cleanup, the potential for ongoing environmental monitoring and maintenance that could be required for many years, the interpretation of applicable laws and regulations, alternative cleanup methods, and potential agreements that could be reached with governmental and third parties. While we have environmental reserves of approximately $4 million at December 31, 2017 for the cleanup of presently-known environmental contamination conditions, it cannot be guaranteed that actual costs will not significantly exceed these reserves. We also could be named as a potentially responsible party at additional sites in the future and the costs associated with such future sites may be material.
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
As we sell, close and/or demolish facilities around the world, environmental investigations and assessments will continue to be performed. We may identify previously unknown environmental conditions or further delineate known conditions that may require remediation or additional costs related to demolition or decommissioning, such as abatement of asbestos containing materials or removal of storage tanks. Such costs could exceed our reserves.

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
In addition, we conduct significant business operations in Brazil that are subject to the Brazilian federal labor, social security, environmental, tax and customs laws as well as a variety of state and local laws. While we believe we comply with such laws, they are complex, subject to varying interpretations, and we are often engaged in litigation with government agencies regarding the application of these laws to particular circumstances. As of December 31, 2017, the majority of claims asserted against Aptiv in Brazil relate to such litigation. The remaining claims relate to commercial and labor litigation with private parties in Brazil. As of December 31, 2017, claims totaling approximately $185 million (using December 31, 2017 foreign currency rates) have been asserted against Aptiv in Brazil. As of December 31, 2017, we maintained reserves for these asserted claims of approximately $25 million (using December 31, 2017 foreign currency rates).
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
Potential indemnification liabilities pursuant to the 2017 spin-off of Delphi Technologies could materially and adversely affect our business.
In connection with the Separation, we entered into a Separation and Distribution Agreement and related agreements with Delphi Technologies to govern the Separation and the relationship between the two companies following the completion of the Separation. These agreements provide for specific indemnity and liability obligations of each party and could lead to disputes between us. If we are required to indemnify the other parties under the circumstances set forth in these agreements, we may be subject to future liabilities. In addition, with respect to the liabilities for which the other parties have agreed to indemnify us under these agreements, there can be no assurance that the indemnity rights we have against such other parties will be sufficient to protect us against the full amount of the liabilities, or that such other parties will be able to fully satisfy its indemnification obligations. It is also possible that a court could disregard the allocation of assets and liabilities agreed to between Apitv and such other parties and require Aptiv to assume responsibility for obligations allocated to such other parties. Each of these risks could negatively affect our business and financial statements.
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

ITEM 2. PROPERTIES
As of December 31, 2017, we owned or leased 109 major manufacturing sites and 14 major technical centers. A manufacturing site may include multiple plants and may be wholly or partially owned or leased. We also have many smaller manufacturing sites, sales offices, warehouses, engineering centers, joint ventures and other investments strategically located throughout the world. We have a presence in 45 countries. The following table shows the regional distribution of our major manufacturing sites by the operating segment that uses such facilities:

	North America	Europe, Middle East & Africa	Asia Pacific	South America	Total
Signal and Power Solutions	34	34	25	5	98
Advanced Safety and User Experience	2	6	3	—	11
Total	36	40	28	5	109
In addition to these manufacturing sites, we had 14 major technical centers: eight in North America; two in Europe, Middle East and Africa; and four in Asia Pacific.
Of our 109 major manufacturing sites and 14 major technical centers, which include facilities owned or leased by our consolidated subsidiaries, 53 are primarily owned and 70 are primarily leased.
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
Unsecured Creditors Litigation
Aptiv has been subject to ongoing litigation related to general unsecured claims against the former Delphi Corporation, now known as DPHH, resulting from that entity's 2005 bankruptcy filing. The Fourth Amended and Restated Limited Liability Partnership Agreement of Delphi Automotive LLP (the “Fourth LLP Agreement”) was entered into on July 12, 2011 by the members of Delphi Automotive LLP in order to position the Company for its initial public offering. Under the terms of the Fourth LLP Agreement, if cumulative distributions to the members of Delphi Automotive LLP under certain provisions of the Fourth LLP Agreement exceed $7.2 billion, Aptiv, as disbursing agent on behalf of DPHH, is required to pay to the holders of allowed general unsecured claims against DPHH, $32.50 for every $67.50 in excess of $7.2 billion distributed to the members, up to a maximum amount of $300 million. In December 2014, a complaint was filed in the United States Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court") alleging that the 2011 redemption by Delphi Automotive LLP of the membership interests of GM and the Pension Benefit Guaranty Corporation (the "PBGC") totaling $4.4 billion, and the subsequent repurchase of shares and payment of dividends by Aptiv PLC, constituted distributions under the terms of the Fourth LLP Agreement approximating $7.2 billion, triggering the maximum $300 million distribution to the holders of general unsecured claims.
In May 2016, the Bankruptcy Court initially denied both parties' motions for summary judgment, requiring further submissions to the Bankruptcy Court regarding the parties' intent with respect to the redemptions of the GM and PBGC membership interests. On January 12, 2017, the Bankruptcy Court granted summary judgment in favor of the plaintiffs, ruling that the membership interest redemption payments qualified as distributions, which, along with share repurchases and dividend payments made by Aptiv, count toward the $7.2 billion threshold, and thus the $300 million maximum distribution for general unsecured claims has been triggered.
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
During the three months ended June 30, 2017, Aptiv and the plaintiffs reached an agreement to settle this matter for $310 million, which was subsequently approved by the Bankruptcy Court. In July 2017, the Company paid the $310 million settlement pursuant to the terms of the settlement agreement. In accordance with the terms of the settlement agreement, the Company recorded a net incremental charge of $10 million to other expense during the year ended December 31, 2017.
Brazil Matters
Aptiv conducts business operations in Brazil that are subject to the Brazilian federal labor, social security, environmental, tax and customs laws, as well as a variety of state and local laws. While Aptiv believes it complies with such laws, they are complex, subject to varying interpretations, and the Company is often engaged in litigation with government agencies regarding the application of these laws to particular circumstances. As of December 31, 2017, the majority of claims asserted against Aptiv in Brazil relate to such litigation. The remaining claims in Brazil relate to commercial and labor litigation with private parties. As of December 31, 2017, claims totaling approximately $185 million (using December 31, 2017 foreign currency rates) have been asserted against Aptiv in Brazil. As of December 31, 2017, the Company maintains accruals for these asserted claims of $25 million (using December 31, 2017 foreign currency rates). The amounts accrued represent claims that are deemed probable of loss and are reasonably estimable based on the Company’s analyses and assessment of the asserted claims and prior experience with similar matters. While the Company believes its accruals are adequate, the final amounts required to resolve these matters could differ materially from the Company’s recorded estimates and Aptiv’s results of operations could be materially affected. The Company estimates the reasonably possible loss in excess of the amounts accrued related to these claims to be zero to $160 million.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our ordinary shares have been publicly traded since November 17, 2011 when our ordinary shares were listed and began trading on the New York Stock Exchange ("NYSE") under the symbol “DLPH.” On December 4, 2017, following the spin-off of Delphi Technologies, the Company changed its name to Aptiv PLC and its NYSE symbol to "APTV."
The following table sets forth the high and low sales price per share of our ordinary shares, as reported by NYSE, for 2016 and 2017. As of January 26, 2018, there were approximately 3 shareholders of record of our ordinary shares.

	Price Range of Ordinary Shares
	High	Low
2016
Period from January 1 through March 31, 2016	$71.08	$46.60
Period from April 1 through June 30, 2016	65.38	48.65
Period from July 1 through September 30, 2016	60.46	49.43
Period from October 1 through December 31, 2016	60.31	50.71
2017
Period from January 1 through March 31, 2017	$69.77	$55.84
Period from April 1 through June 30, 2017	75.48	61.58
Period from July 1 through September 30, 2017	87.25	72.48
Period from October 1 through December 31, 2017	90.00	73.00
The prices per share in the above table reflect historical share prices that have been adjusted to reflect the separation of Delphi Technologies. For a description of the distribution of the issued and outstanding ordinary shares of Delphi Technologies pursuant to the Separation, refer to Note 1. General to the Consolidated Financial Statements included within this Annual Report.
The following graph reflects the comparative changes in the value from December 31, 2012 through December 31, 2017, assuming an initial investment of $100 and the reinvestment of dividends, if any in (1) our ordinary shares, (2) the S&P 500 index and (3) the Automotive Supplier Peer Group. Historical performance may not be indicative of future shareholder returns.

Stock Performance Graph
*    $100 invested on December 31, 2012 in our stock or in the relevant index, including reinvestment of dividends. Fiscal year ended December 31, 2017.

(1)	Aptiv PLC, adjusted for the distribution of Delphi Technologies on December 4, 2017

(2)	S&P 500 – Standard & Poor’s 500 Total Return Index

(3)
Automotive Supplier Peer Group – Adient Plc, American Axle & Manufacturing Holdings Inc, Aptiv PLC, Borgwarner Inc, Cooper Tire & Rubber Co, Cooper-standard Holdings Inc, Dana Inc, Delphi Technologies PLC, Dorman Products Inc, Ford Motor Co, General Motors Co, Gentex Corp, Gentherm Inc, Genuine Parts Co, Goodyear Tire & Rubber Co, Horizon Global Corp, Lear Corp, Lkq Corp, Meritor Inc, Motorcar Parts Of America Inc, Standard Motor Products Inc, Stoneridge Inc, Superior Industries International Inc, Tenneco Inc, Tesla Inc, Tower International Inc, Visteon Corp, Wabco Holdings Inc

Company Index	December 31, 2012	December 31, 2013	December 31, 2014	December 31, 2015	December 31, 2016	December 31, 2017
Aptiv PLC (1)	$100.00	$159.38	$195.63	$233.47	$186.64	$284.43
S&P 500 (2)	100.00	132.39	150.51	152.59	170.84	208.14
Automotive Supplier Peer Group (3)	100.00	148.59	160.42	160.55	160.22	199.16
Dividends
The Company has declared and paid cash dividends of $0.29 per ordinary share in each quarter of 2016 and 2017, respectively. Following the separation of Delphi Technologies, in December 2017, the Board of Directors declared a regular quarterly cash dividend of $0.22 per ordinary share, payable on February 14, 2018 to shareholders of record at the close of business on February 5, 2018.
On December 4, 2017, Aptiv distributed the issued and outstanding ordinary shares of Delphi Technologies to the Company's shareholders. The Company distributed to its shareholders one ordinary share of Delphi Technologies for every three Aptiv ordinary shares outstanding as of November 22, 2017, the record date for the distribution. Shareholders received cash in lieu of any fractional ordinary shares of Delphi Technologies.

Equity Compensation Plan Information
The table below contains information about securities authorized for issuance under equity compensation plans. The features of these plans are discussed further in Note 21. Share-Based Compensation to our consolidated financial statements.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	2,165,917	(1)	$—	(2)	16,635,211	(3)
Equity compensation plans not approved by security holders	—		—		—
Total	2,165,917		—		16,635,211

(1)
Includes (a) 24,579 outstanding restricted stock units granted to our Board of Directors and (b) 2,141,338 outstanding time- and performance-based restricted stock units granted to our executives. All grants were made under the Aptiv PLC Long Term Incentive Plan, as amended and restated effective April 23, 2015 (the "PLC LTIP"). Includes accrued dividend equivalents.

(2)	The restricted stock units have no exercise price.

(3)	Remaining shares available under the PLC LTIP.
Repurchase of Equity Securities
A summary of our ordinary shares repurchased during the quarter ended December 31, 2017, is shown below:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (in millions) (3)
October 1, 2017 to October 31, 2017	—	$—	—	$989
November 1, 2017 to November 30, 2017	—	—	—	989
December 1, 2017 to December 31, 2017	—	—	—	989
Total	—	—	—

(1)	The total number of shares purchased under the Board authorized plans described below.

(2)	Excluding commissions.

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
The assets and liabilities and operating results for the previously reported Powertrain Systems and Thermal Systems segments have been reclassified as discontinued operations separate from the Company’s continuing operations for all periods presented. For further information regarding discontinued operations, see Note 25. Discontinued Operations to the audited consolidated financial statements included herein.

	Year Ended December 31,
	2017	2016	2015 (1)	2014	2013
	(dollars and shares in millions, except per share data)
Statements of operations data:
Net sales	$12,884	$12,274	$10,864	$11,083	$10,767
Depreciation and amortization (2)	546	489	344	338	304
Operating income (3)	1,416	1,539	1,235	1,225	1,156
Interest expense	(140)	(155)	(124)	(131)	(138)
Income from continuing operations	1,063	868	852	927	804
Income from discontinued operations, net of tax	365	458	683	513	497
Net income	1,428	1,326	1,535	1,440	1,301
Net income attributable to noncontrolling interest	73	69	85	89	89
Net income attributable to Aptiv	1,355	1,257	1,450	1,351	1,212

Net income per share data:
Basic net income per share:
Continuing operations	$3.82	$3.05	$2.85	$2.97	$2.46
Discontinued operations	1.25	1.55	2.23	1.53	1.44
Basic net income per share attributable to Aptiv	$5.07	$4.60	$5.08	$4.50	$3.90
Diluted net income per share:
Continuing operations	$3.81	$3.05	$2.84	$2.95	$2.45
Discontinued operations	1.25	1.54	2.22	1.53	1.44
Diluted net income per share attributable to Aptiv	$5.06	$4.59	$5.06	$4.48	$3.89
Weighted average shares outstanding	267	273	285	300	311
Cash dividends declared and paid	$1.16	$1.16	$1.00	$1.00	$0.68

Other financial data:
Capital expenditures	$698	$657	$503	$457	$381
Adjusted operating income (4)	1,594	1,623	1,360	1,340	1,254
Adjusted operating income margin (5)	12.4%	13.2%	12.5%	12.1%	11.6%
Net cash provided by operating activities (6)	$1,468	$1,941	$1,703	$2,135	$1,750
Net cash used in investing activities (6)	(1,252)	(578)	(1,699)	(1,186)	(655)
Net cash provided by (used in) financing activities (6)	456	(1,081)	(284)	(1,398)	(822)

	As of December 31,
	2017	2016	2015	2014	2013
	(in millions, except employee data)
Balance sheet and employment data:
Cash and cash equivalents	$1,596	$737	$427	$698	$1,180
Total assets (7)	$12,169	$12,292	$11,973	$10,721	$11,016
Total debt (7)	$4,149	$3,963	$3,976	$2,389	$2,352
Working capital, as defined (7)	$1,296	$1,169	$943	$713	$762
Shareholders’ equity	$3,517	$2,763	$2,733	$3,013	$3,434
Global employees (8)	129,000	145,000	139,000	127,000	117,000

(1)
On December 18, 2015, we completed the acquisition of HellermannTyton Group PLC, a leading global manufacturer of high-performance and innovative cable management solutions. Given the timing of the acquisition it is not fully reflected in our 2015 results and impacts comparability to 2016 results.

(2)	Includes long-lived asset and goodwill impairments.
(3)
Prior year amounts have been reclassified to reflect the adoption of ASU 2017-07, Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost in the first quarter of 2017, as further described in Note 2. Significant Accounting Policies to the audited consolidated financial statements included herein.

(4)
Adjusted Operating Income represents net income before interest expense, other income (expense), net, income tax expense, equity income (loss), net of tax, income (loss) from discontinued operations, net of tax, restructuring, other acquisition and portfolio project costs (which includes costs incurred to integrate acquired businesses and to plan and execute product portfolio transformation actions, including business and product acquisitions and divestitures), asset impairments, gains (losses) on business divestitures and deferred compensation related to acquisitions. Adjusted Operating Income is presented as a supplemental measure of the Company's financial performance which management believes is useful to investors in assessing the Company’s ongoing financial performance that, when reconciled to the corresponding U.S. GAAP measure, provides improved comparability between periods through the exclusion of certain items that management believes are not indicative of the Company’s core operating performance and which may obscure underlying business results and trends. Our management utilizes Adjusted Operating Income in its financial decision making process, to evaluate performance of the Company and for internal reporting, planning and forecasting purposes. Management also utilizes Adjusted Operating Income as the key performance measure of segment income or loss and for planning and forecasting purposes to allocate resources to our segments, as management also believes this measure is most reflective of the operational profitability or loss of our operating segments. Adjusted Operating Income should not be considered a substitute for results prepared in accordance with U.S. GAAP and should not be considered an alternative to net income attributable to Aptiv, which is the most directly comparable financial measure to Adjusted Operating Income that is in accordance with U.S. GAAP. Adjusted Operating Income, as determined and measured by Aptiv, should also not be compared to similarly titled measures reported by other companies.

The reconciliation of Adjusted Operating Income to operating income includes restructuring, other acquisition and portfolio project costs (which includes costs incurred to integrate acquired businesses and to plan and execute product portfolio transformation actions, including business and product acquisitions and divestitures), asset impairments, gains (losses) on business divestitures and deferred compensation related to acquisitions. The reconciliation of Adjusted Operating Income to net income (loss) attributable to the Company is as follows:

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(in millions)
Net income attributable to Aptiv	$1,355	$1,257	$1,450	$1,351	$1,212
Net income attributable to noncontrolling interest	73	69	85	89	89
Income from discontinued operations, net of tax	(365)	(458)	(683)	(513)	(497)
Income from continuing operations	1,063	868	852	927	804
Equity income, net of tax	(31)	(35)	(16)	(21)	(15)
Income tax expense	223	167	161	146	183
Other expense, net	21	384	114	42	46
Interest expense	140	155	124	131	138
Operating income	1,416	1,539	1,235	1,225	1,156
Restructuring	129	167	65	88	83
Other acquisition and portfolio project costs	28	57	45	20	15
Asset impairments	9	1	7	7	—
(Gain) loss on business divestitures, net	—	(141)	8	—	—
Deferred compensation related to nuTonomy acquisition	12	—	—	—	—
Adjusted operating income	$1,594	$1,623	$1,360	$1,340	$1,254

(5)	Adjusted operating income margin is defined as adjusted operating income as a percentage of net sales.
(6)	Includes amounts attributable to discontinued operations.
(7)	Working capital is calculated herein as accounts receivable plus inventories less accounts payable.
(8)
Excludes temporary and contract workers. As of December 31, 2017, we employed approximately 18,000 temporary and contract workers. Periods prior to December 31, 2017 include employees of discontinued operations.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following management’s discussion and analysis of financial condition and results of operations (“MD&A”) is intended to help you understand the business operations and financial condition of the Company for the three year period ended December 31, 2017. This discussion should be read in conjunction with Item 8. Financial Statements and Supplementary Data. Our MD&A is presented in seven sections:

•	Executive Overview

•	Consolidated Results of Operations

•	Results of Operations by Segment

•	Liquidity and Capital Resources

•	Off-Balance Sheet Arrangements and Other Matters

•	Significant Accounting Policies and Critical Accounting Estimates

•	Recently Issued Accounting Pronouncements
Within the MD&A, “Aptiv,” the “Company,” “we,” “us” and “our” refer to Aptiv PLC, a public limited company which was formed under the laws of Jersey on May 19, 2011 as Delphi Automotive PLC, which together with its subsidiaries acquired certain assets of the former Delphi Corporation and completed an initial public offering on November 22, 2011. On December 4, 2017 (the “Distribution Date”), the Company completed the separation (the “Separation”) of its former Powertrain Systems segment by distributing to Aptiv shareholders on a pro rata basis all of the issued and outstanding ordinary shares of Delphi Technologies PLC (“Delphi Technologies”), a public limited company formed to hold the spun-off business. To effect the Separation, the Company distributed to its shareholders one ordinary share of Delphi Technologies for every three Aptiv ordinary shares outstanding as of November 22, 2017, the record date for the distribution. Following the Separation, the remaining company changed its name to Aptiv PLC and New York Stock Exchange ("NYSE") symbol to "APTV." Also, as a result of the Separation, Delphi Technologies became an independent public company trading on the NYSE under the symbol "DLPH" as of the Distribution Date. Aptiv did not retain any equity interest in Delphi Technologies. Delphi Technologies' historical financial results through the Distribution Date are reflected in the Company’s consolidated financial statements as a discontinued operation, as more fully described in Note 25. Discontinued Operations to the audited consolidated financial statements included herein. The completion of the Separation positioned Aptiv as a new mobility provider focused on solving the complex challenges associated with safer, greener and more connected transportation. At the core of our capabilities is the software and vehicle architecture expertise that enables the advanced safety, automated driving, user experience, and connected services that are enabling the future of mobility.
Also as described in Note 25. Discontinued Operations to the audited consolidated financial statements included herein, on March 31, 2016, we completed the final step of our strategy to divest our former Thermal Systems business through the sale of our ownership interest in the Shanghai Delphi Automotive Air Conditioning ("SDAAC") joint venture for net cash proceeds of $62 million. Previously, on June 30, 2015 we completed the sale of the Company's wholly owned Thermal Systems business to MAHLE GmbH ("MAHLE") for net cash proceeds of approximately $660 million, and on September 24, 2015 we completed the sale of our interest in the Korea Delphi Automotive Systems Corporation ("KDAC") joint venture to a separate buyer for net cash proceeds of $70 million. The SDAAC and KDAC joint ventures were previously reported within the Thermal Systems segment. Proceeds from the sale were used to fund growth initiatives, including acquisitions, as well as share repurchases.
As the disposal of both the Powertrain Systems and Thermal Systems businesses represented strategic shifts that will have a major effect on the Company's operations and financial results, the assets and liabilities, operating results, and operating and investing cash flows for the previously reported Powertrain Systems and Thermal Systems segments are presented as discontinued operations separate from the Company’s continuing operations for all periods presented. This Management’s Discussion and Analysis reflects the results of continuing operations, unless otherwise noted.

Executive Overview
Our Business
We are a leading global technology and mobility company serving the automotive sector. We design and manufacture vehicle components and provide electrical, electronic and active safety technology solutions to the global automotive markets, creating the software and hardware foundation for vehicle features and functionality. We enable and deliver end-to-end smart mobility solutions, active safety and autonomous driving technologies and provide enhanced user experience and connected services. Our Advanced Safety and User Experience segment is focused on providing the necessary software and advanced computing platforms, and our Signal and Power Solutions segment is focused on providing the requisite networking architecture required to support the integrated systems in today's complex vehicles. Together, our businesses develop the ‘brain’ and the ‘nervous system’ of increasingly complex vehicles, providing integration of the vehicle into its operating environment.
We are one of the largest vehicle component manufacturers, and our customers include all 25 of the largest automotive original equipment manufacturers (“OEMs”) in the world.
Business Strategy
We believe the Company is well-positioned for growth from increasing global vehicle production volumes, increased demand for our Safe, Green and Connected products which are being added to vehicle content, and new business wins with existing and new customers. We are focused on accelerating the commercialization of active safety, autonomous driving, enhanced user experiences and connected services, providing the software, advanced computing platforms and networking architecture required to do so. We have successfully created a competitive cost structure while investing in research and development to grow our product offerings, which are aligned with the high-growth industry mega-trends, and re-aligned our manufacturing footprint into an efficient, low-cost regional service model, allowing us to increase our profit margins.
Our achievements in 2017 included the following:

•
Continuing to strategically position the Company's product portfolio in high-growth spaces to meet consumer preferences for products and advanced technologies that address the industry mega-trends of Safe, Green and Connected by completing the spin-off of our Powertrain Systems segment in order to focus on developing and commercializing new mobility and connectivity solutions. In recognition of the evolution of our business along with the rapidly changing nature of today's vehicles, we became Aptiv PLC in order to reflect our knowledge, adaptiveness and drive to provide advanced solutions for our customers;

•
Further enhancing our leading automated driving capabilities and accelerating the commercialization of these technologies by acquiring leading software developer nuTonomy, Inc., and through investments in Innoviz Technologies and LeddarTech, Inc., two leading developers of Light Detection and Ranging (“LIDAR”) technology;

•	Entering into agreements to develop fully-autonomous vehicles and associated infrastructure for mobility providers and smart cities, including the city of Boston;

•	Generating gross business bookings of $19.3 billion, based upon expected volumes and pricing;

•	Generating $1.1 billion of cash from continuing operations and net income of $1.4 billion; and

•
Maximizing our operational flexibility and profitability at all points in the normal automotive business cycle, by having approximately 97% of our hourly workforce based in best cost countries and approximately 14% of our hourly workforce composed of temporary employees.

Our strategy is to build on these accomplishments and continue to develop and manufacture innovative market-relevant products for a diverse base of customers around the globe and leverage our lean and flexible cost structure to achieve strong and disciplined earnings growth and returns on invested capital. Through our culture of innovation and world class engineering capabilities we intend to employ our rigorous, forward-looking product development process to deliver new technologies that provide solutions to our customers. We are committed to creating value for our shareholders. We repurchased $383 million of ordinary shares in 2017. We also continued to return cash to our shareholders, paying cash dividends totaling $310 million in 2017. Our key strategic priorities include:
Commercializing the high-tech evolution of the automotive industry. The automotive industry is increasingly evolving towards the implementation of software-dependent components and solutions. In particular, the industry is focused on the development of advanced driver assistance technologies, with the goal of developing and introducing a commercially-viable, fully automated driving experience. We expect automated driving technologies will provide strong societal benefit as well as the opportunity for long term growth for our product offerings in this space. We are continuing to invest in the automated driving space, and have continued to develop market-leading automated driving platform solutions such as automated driving software, key active safety sensing technologies and our Multi-Domain Controller, which fuses information from sensing systems as well as mapping and navigation data to make driving decisions.

We believe we are well-aligned with industry technology trends that will result in sustainable future growth in this space, and have partnered with leaders in their respective fields to advance the pace of development and commercialization of these emerging technologies. We have entered into a collaborative arrangement with Mobileye N.V. to develop the Centralized Sensing Localization and Planning ("CSLP") system, a complete turn-key fully autonomous driving platform for our OEM customers and mobility partners, with the goal of being production ready in 2019. We also entered into a collaborative arrangement with Intel Corporation and the BMW Group to develop and deploy automated driving technology. Additionally, in 2017 we acquired nuTonomy, Inc. in order to further accelerate the commercialization of automated driving solutions. The acquisition of nuTonomy is the latest in a series of investments we have made to expand our position in the new mobility space, including the prior period acquisitions of automated driving software developer Ottomatika and data service companies Control-Tec and Movimento.
There has also been increasing societal demand for mobility on demand ("MoD") services, such as car- and ride-sharing, and an increasing number of traditional automotive companies have made investments in the MoD space. We believe the increasing societal demand for MoD services will accelerate the development of autonomous driving technologies, strongly benefiting the MoD space. We have entered into agreements with the Singapore Land Transport Authority and with the city of Boston to develop fully-autonomous vehicles and associated infrastructure as part of automated MoD pilots. As a result of our substantial investments and strategic partnerships, we believe we are well-aligned with industry technology trends that will result in sustainable future growth in these evolving areas.
We are focused on enabling and delivering end-to-end smart mobility solutions, accelerating the commercialization of active safety and autonomous driving technologies and providing enhanced user experience and connected services. Our Advanced Safety and User Experience segment is focused on providing the necessary software and advanced computing platforms, and our Signal and Power Solutions segment is focused on providing the requisite networking architecture required to support the integrated systems in today's complex vehicles. Together, our businesses develop the ‘brain’ and the ‘nervous system’ of increasingly complex vehicles, providing integration of the vehicle into its operating environment.
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
Leveraging our engineering and technological capabilities. We seek to leverage our strong product portfolio tied to the industry’s key mega-trends with our global footprint to increase our revenues, as well as committing to substantial annual investment in research and development to maintain and enhance our leadership in new mobility solutions across each of our product lines.
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
Capitalizing on our scale, global footprint and established position in emerging markets. We intend to generate sustained growth by capitalizing on the breadth and scale of our operating capabilities. Our global footprint provides us important proximity to our customers’ manufacturing facilities and allows us to serve them in every region in which they operate. We anticipate that we will continue to build upon our extensive geographic reach to capitalize on growing automotive markets, particularly in China. In addition, our presence in best cost countries positions us to realize incremental margin improvements as the global balance of automotive production shifts towards emerging markets.
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
Pursuing selected acquisitions and strategic investments. During 2017 we continued to complete selected acquisitions and strategic investments in order to continue to enhance our product offerings and competitive position in growing market segments, particularly within the new mobility space. We intend to continue to pursue selected transactions that leverage our technology capabilities and enhance and expand our commercialization of new mobility solutions, product offerings, customer base, geographic penetration and scale to complement our current businesses.
Trends, Uncertainties and Opportunities
Economic conditions. Our business is directly related to automotive sales and automotive vehicle production by our customers. Automotive sales depend on a number of factors, including global and regional economic conditions. Although global automotive vehicle production increased 3% from 2016 to 2017, the levels of vehicle production were uneven from a regional perspective. Compared to 2016, vehicle production in 2017 increased by 4% in Europe, 3% in China and 21% in South America. However, after several years of increases, consumer demand for vehicles in North America receded, resulting in a 4% decrease in North American production in 2017 as compared to the increased volumes experienced in 2016.
Economic volatility or weakness in North America, Europe, China or South America, could result in a significant reduction in automotive sales and production by our customers, which would have an adverse effect on our business, results of operations and financial condition. There is also potential that geopolitical factors could adversely impact the U.S. and other economies, and specifically the automotive sector. In particular, changes to international trade agreements such as the North American Free Trade Agreement or other political pressures could affect the operations of our OEM customers, resulting in reduced automotive production in certain regions or shifts in the mix of production to higher cost regions. Increases in interest rates could also negatively impact automotive production as a result of increased consumer borrowing costs or reduced credit availability. Additionally, economic weakness may result in shifts in the mix of future automotive sales (from vehicles with more content such as luxury vehicles, trucks and sport utility vehicles toward smaller passenger cars). While our diversified customer and geographic revenue base, along with our flexible cost structure, have well positioned us to withstand the impact of industry downturns and benefit from industry upturns, shifts in the mix of global automotive production to higher cost regions or to vehicles with less content could adversely impact our profitability.
There have also been periods of increased market volatility and currency exchange rate fluctuations, both globally and most specifically within the United Kingdom (“U.K.”) and Europe, as a result of the U.K. referendum held on June 23, 2016 in which voters approved an exit from the European Union (“E.U.”), commonly referred to as “Brexit.” As a result of the referendum, the British government formally initiated the process for withdrawal in March 2017. The terms of any withdrawal are subject to a negotiation period that could last at least two years from the initiation date. Nevertheless, the proposed withdrawal has created significant uncertainty about the future relationship between the U.K. and the E.U. These developments, or the perception that any of them could occur, may adversely affect European and worldwide economic and market conditions, significantly reduce global market liquidity and restrict the ability of key market participants to operate in certain financial markets and could contribute to instability in global financial and foreign exchange markets, including increased volatility in interest rates and foreign exchange rates. Although we are actively monitoring the ongoing potential impacts of Brexit and will seek to minimize its impact on our business, any of these effects of Brexit, among others, could adversely affect our business, business opportunities, results of operations, financial condition and cash flows. Approximately 1% of our annual net sales are generated in the U.K., and less than 1% are denominated in British pounds.
Key growth markets. There have been periods of increased market volatility and moderations in the level of economic growth in China, which resulted in periods of lower automotive production growth rates in China than those previously experienced. Despite these recent moderations in the level of economic growth in China, rising income levels in China and other key growth markets are expected to result in stronger growth rates in these markets over the long term. Our strong global presence, and presence in these markets, has positioned us to experience above-market growth rates over the long term. We continue to expand our established presence in key growth markets, positioning us to benefit from the expected long term growth opportunities in these regions. We are capitalizing on our long-standing relationships with the global OEMs and further enhancing our positions with the key growth market OEMs to continue expanding our worldwide leadership. We continue to build upon our extensive geographic reach to capitalize on fast-growing automotive markets. We believe that our presence in best cost countries positions us to realize incremental margin improvements as the global balance of automotive production shifts towards the key growth markets.
We have a strong local presence in China, including a major manufacturing base and well-established customer relationships. Each of our business segments have operations and sales in China. Our business in China remains sensitive to economic and market conditions that impact automotive sales volumes in China, and may be affected if the pace of growth slows as the Chinese market matures or if there are reductions in vehicle demand in China. However, we continue to believe there is long term growth potential in this market based on increasing long term automotive and vehicle content demand.

Market driven products. Our product offerings satisfy the OEMs’ needs to meet increasingly stringent government regulations and meet consumer preferences for products that address the mega-trends of Safe, Green and Connected, leading to increased content per vehicle, greater profitability and higher margins. With these offerings, we believe we are well-positioned to benefit from the growing demand for vehicle content and technology related to safety, electrification, high speed data, connectivity to the global information network and automated driving technologies. We are benefiting from the substantial increase in vehicle content, software and electrification that requires a complex and reliable electrical architecture and systems to operate, such as automated advanced driver assistance technologies, electrical vehicle monitoring, active safety systems, lane departure warning systems, integrated vehicle cockpit displays, navigation systems and technologies that enable connected infotainment in vehicles. Our ability to design a reliable electrical architecture that optimizes power distribution and/or consumption is key to satisfying the OEMs’ needs to reduce emissions while continuing to meet consumer demand for increased vehicle content and technology. We have developed a 48-volt mild hybrid vehicle electrical architecture solution, which maximizes the use of 48-volt electrification to minimize the demand on the engine, improving performance while lowering CO2 emissions by more than 10%.
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
Product development. The automotive component supply industry is highly competitive, both domestically and internationally, and is characterized by rapidly changing technology, evolving industry standards and changes in customer needs. Our ability to anticipate changes in technology and regulatory standards and to successfully develop and introduce new and enhanced products on a timely and cost competitive basis will be a significant factor in our ability to remain competitive. To compete effectively in the automotive supply industry, we must be able to develop and launch new products to meet our customers’ demands in a timely manner. Our innovative technologies and robust global engineering and development capabilities have well positioned us to meet the increasingly stringent vehicle manufacturer demands and consumer preferences for high-technology content in automobiles.
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
Engineering, design & development. Our history and culture of innovation have enabled us to develop significant intellectual property and design and development expertise to provide advanced technology solutions that meet the demands of our customers. We have a team of approximately 16,000 scientists, engineers and technicians focused on developing leading product solutions for our key markets, located at 14 major technical centers in China, Germany, India, Mexico, Poland, Singapore and the United States. We invest approximately $1,086 million (which includes approximately $204 million co-investment by customers and government agencies) annually in research and development, including engineering, to maintain our portfolio of innovative products, and owned/held approximately 6,300 patents and protective rights as of December 31, 2017. We also encourage “open innovation” and collaborate extensively with peers in the industry, government agencies and academic institutions. For example, we have entered into a collaborative arrangement with Mobileye to jointly develop a complete turn-key fully autonomous driving platform for our OEM customers, with the goal of being production ready for 2019. Our technology competencies are recognized by both customers and government agencies, who have co-invested approximately $204 million annually in new product development, accelerating the pace of innovation and reducing the risk associated with successful commercialization of technological breakthroughs.
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
We are focused on maintaining a low fixed cost structure that provides us flexibility to remain profitable at all points of the traditional vehicle industry production cycle. As a result, approximately 97% of our hourly workforce is located in best cost countries. Furthermore, we have substantial operational flexibility by leveraging a large workforce of temporary workers, which represented approximately 14% of the hourly workforce as of December 31, 2017. However, we will continue to adjust our cost structure and optimize our manufacturing footprint in response to changes in the global and regional automotive markets and in order to increase investment in advanced technologies and engineering, as evidenced by our on-going restructuring programs focused on the continued rotation of our manufacturing footprint to best cost locations in Europe and on reducing our global overhead costs. As we continue to operate in a cyclical industry that is impacted by movements in the global and regional economies, we continually evaluate opportunities to further refine our cost structure. Assuming constant product mix and pricing, based on our 2017 results, we estimate that our EBITDA breakeven level would be reached if we experienced a 45% downturn to current product volumes.
We have a strong balance sheet with gross debt of approximately $4.1 billion and substantial available liquidity of approximately $3.9 billion of cash and cash equivalents and available financing under our Revolving Credit Facility and committed European accounts receivable factoring facility (as defined below in Liquidity and Capital Resources) as of December 31, 2017, and no significant U.S. defined benefit or workforce postretirement health care benefits and employer-paid postretirement basic life insurance benefits (“OPEB”) liabilities. We intend to maintain strong financial discipline targeting industry-leading earnings growth, cash flow generation and return on invested capital and to maintain sufficient liquidity to sustain our financial flexibility throughout the industry cycle.
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
For example, in September 2016, one of our OEM customers initiated a recall of approximately 3.64 million vehicles in the United States to enhance the airbag deployment system. The Company supplied sensors and related control modules for the airbags in the affected vehicles. Although Aptiv believes it supplied these components in compliance with the customer's product specifications and validation criteria, we assisted with our customer's efforts surrounding its recall, and during the first quarter of 2017, reached an agreement with our customer to share costs associated with the recall. Accordingly, during the year ended December 31, 2017 we recognized an incremental $43 million charge in addition to our previously recorded reserve estimate related to this matter.
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
On December 4, 2017, the Company completed the Separation of its former Powertrain Systems segment by means of a spin-off to its shareholders. Following the Separation, the remaining company changed its name to Aptiv PLC and NYSE symbol to "APTV." The new independent public company formed for the Powertrain Systems business was named Delphi Technologies PLC and trades on the NYSE under the symbol "DLPH."

Consolidated Results of Operations
Our total net sales during the year ended December 31, 2017 were $12.9 billion, an increase of 5% compared to 2016. This compares to total global OEM production increases of 3% in 2017. The increase in our total net sales is primarily attributable to continued increased volumes in the Europe and Asia Pacific regions, partially offset by volume decreases of 4% in the North America region. Our overall lean cost structure enabled us to achieve above-market sales growth in each region and maintain strong levels of operating income, while continuing to strategically invest in the future.
The increase in our total net sales of 13% during the year ended December 31, 2016 as compared to 2015 was primarily attributable to continued increased volumes in the North America, Europe and Asia Pacific regions, as well as incremental sales as a result of our acquisition of HellermannTyton in December 2015. Partially offsetting these increased volumes were reduced sales in our smallest region, South America, due to continued economic weakness resulting in continued reductions in OEM production schedules in the region.
Aptiv typically experiences fluctuations in revenue due to changes in OEM production schedules, vehicle sales mix and the net of new and lost business (which we refer to collectively as volume), increased prices attributable to escalation clauses in our supply contracts for recovery of increased commodity costs (which we refer to as commodity pass-through), fluctuations in foreign currency exchange rates (which we refer to as FX), contractual reductions of the sales price to the OEM (which we refer to as contractual price reductions) and engineering changes. Changes in sales mix can have either favorable or unfavorable impacts on revenue. Such changes can be the result of shifts in regional growth, shifts in OEM sales demand, as well as shifts in consumer demand related to vehicle segment purchases and content penetration. For instance, a shift in sales demand favoring a particular OEM’s vehicle model for which we do not have a supply contract may negatively impact our revenue. A shift in regional sales demand toward certain markets could favorably impact the sales of those of our customers that have a large market share in those regions, which in turn would be expected to have a favorable impact on our revenue.
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
The automotive component supply industry is traditionally subject to inflationary pressures with respect to raw materials and labor which may place operational and profitability burdens on the entire supply chain. We will continue to work with our customers and suppliers to mitigate the impact of these inflationary pressures in the future. In addition, we expect commodity cost volatility, particularly related to copper and petroleum-based resin products, to have a continual impact on future earnings and/or operating cash flows. As such, we continually seek to mitigate both inflationary pressures and our material-related cost exposures using a number of approaches, including combining purchase requirements with customers and/or other suppliers, using alternate suppliers or product designs, negotiating cost reductions and/or commodity cost contract escalation clauses into our vehicle manufacturer supply contracts and hedging.

2017 versus 2016
The results of operations for the years ended December 31, 2017 and 2016 were as follows:

	Year Ended December 31,
	2017		2016		Favorable/ (unfavorable)
	(dollars in millions)
Net sales	$12,884		$12,274		$610
Cost of sales	10,270		9,527		(743)
Gross margin	2,614	20.3%	2,747	22.4%	(133)
Selling, general and administrative	952		924		(28)
Amortization	117		117		—
Restructuring	129		167		38
Operating income	1,416		1,539		(123)
Interest expense	(140)		(155)		15
Other expense, net	(21)		(384)		363
Income from continuing operations before income taxes and equity income	1,255		1,000		255
Income tax expense	(223)		(167)		(56)
Income from continuing operations before equity income	1,032		833		199
Equity income, net of tax	31		35		(4)
Income from continuing operations	1,063		868		195
Income from discontinued operations, net of tax	365		458		(93)
Net income	1,428		1,326		102
Net income attributable to noncontrolling interest	73		69		4
Net income attributable to Aptiv	$1,355		$1,257		$98

Total Net Sales
Below is a summary of our total net sales for the years ended December 31, 2017 versus December 31, 2016.

	Year Ended December 31,			Variance Due To:
	2017	2016	Favorable/ (unfavorable)	Volume, net of contractual price reductions	FX	Commodity pass- through	Other	Total
	(in millions)			(in millions)
Total net sales	$12,884	$12,274	$610	$717	$59	$104	$(270)	$610
Total net sales for the year ended December 31, 2017 increased 5% compared to the year ended December 31, 2016. We experienced volume growth of 8% for the period, primarily as a result of increased sales in Europe and Asia Pacific, and favorable currency impacts, primarily related to the Euro, which was partially offset by decreases due to contractual price reductions. Net sales also decreased by a net $270 million as a result of acquisitions and divestitures, reflected in Other above, primarily due to the divestiture of our Mechatronics business in the fourth quarter of 2016, partially offset by the acquisition of Movimento in 2017. Refer to Note 20. Acquisitions and Divestitures to the audited consolidated financial statements included herein for further information regarding acquisitions and divestitures.

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
Cost of sales increased $743 million for the year ended December 31, 2017 compared to the year ended December 31, 2016, as summarized below. The Company's material cost of sales was approximately 50% of net sales in both the years ended December 31, 2017 and December 31, 2016.

	Year Ended December 31,			Variance Due To:
	2017	2016	Favorable/ (unfavorable)	Volume (a)	FX	Operational performance	Other	Total
	(dollars in millions)			(in millions)
Cost of sales	$10,270	$9,527	$(743)	$(758)	$7	$191	$(183)	$(743)
Gross margin	$2,614	$2,747	$(133)	$(41)	$66	$191	$(349)	$(133)
Percentage of net sales	20.3%	22.4%

(a)	Presented net of contractual price reductions for gross margin variance.
The increase in cost of sales reflects increased volumes, partially offset by improved operational performance and the impacts from currency exchange. The increase in cost of sales is also attributable to the following items in Other above:

•
The absence of the $141 million pre-tax gain on the divestiture of the Mechatronics business recorded during the year ended December 31, 2016, as further described in Note 20. Acquisitions and Divestitures;

•
$30 million of increased warranty costs, primarily due to the accrual of $43 million during the year ended December 31, 2017 as a result of an agreement reached with one of our customers for a specific warranty matter, as further described in Note 9. Warranty Obligations;

•	$57 million of increased depreciation and amortization, primarily as a result of a higher fixed asset base; and

•	Increased commodity costs of $104 million; partially offset by

•
Net decreased costs of $174 million resulting from the operations of the businesses acquired and divested, primarily as a result of the divestiture of our Mechatronics business in the fourth quarter of 2016, partially offset by the acquisition of Movimento in 2017, as further described in Note 20. Acquisitions and Divestitures.

Selling, General and Administrative Expense

	Year Ended December 31,
	2017	2016	Favorable/ (unfavorable)
	(dollars in millions)
Selling, general and administrative expense	$952	$924	$(28)
Percentage of net sales	7.4%	7.5%
Selling, general and administrative expense (“SG&A”) includes administrative expenses, information technology costs and incentive compensation related costs, and decreased as percentage of sales for the year ended December 31, 2017 as compared to 2016. The decrease as a percentage of sales was primarily due to the impact of cost reduction initiatives, including our continuing rotation to best cost manufacturing locations in Europe and initiatives focused on reducing global overhead costs.

Amortization

	Year Ended December 31,
	2017	2016	Favorable/ (unfavorable)
	(in millions)
Amortization	$117	$117	$—
Amortization expense reflects the non-cash charge related to definite-lived intangible assets. The consistency in amortization during the year ended December 31, 2017 compared to 2016 reflects the continued amortization of our definite-lived intangible assets, which resulted primarily from our acquisitions, over their estimated useful lives.
In 2018, we expect to incur non-cash amortization charges of approximately $117 million.

Restructuring

	Year Ended December 31,
	2017	2016	Favorable/ (unfavorable)
	(dollars in millions)
Restructuring	$129	$167	$38
Percentage of net sales	1.0%	1.4%
Restructuring charges recorded during 2017 were primarily related to programs focused on the continued rotation of our manufacturing footprint to best cost locations in Europe and to reduce global overhead costs, including realignment of the Company's organizational structure due to changes in roles and workforce resulting from the spin-off of the Powertrain Systems segment. The Company recorded employee-related and other restructuring charges related to these programs totaling approximately $129 million during the year ended December 31, 2017, of which $89 million was recognized for programs focused on the continued rotation of our manufacturing footprint to best cost locations in Europe. The charges recorded during the year ended December 31, 2017 included the recognition of approximately $36 million of employee-related and other costs related to the initiation of a program to close a Western European Advanced Safety and User Experience manufacturing site, pursuant to the Company's on-going European footprint rotation strategy. Cash payments for this restructuring action are expected to be principally completed by 2019. We expect to make cash payments of approximately $90 million in 2018 pursuant to these implemented restructuring programs.
Restructuring charges recorded during 2016 were primarily attributable to our restructuring programs which focused on the continued rotation of our manufacturing footprint to best cost locations in Europe and on reducing global overhead costs. The Company recorded employee-related and other restructuring charges related to these programs totaling approximately $167 million during the year ended December 31, 2016. These charges include $91 million for programs implemented to reduce global overhead costs, as well as $39 million for programs focused on the continued rotation of our manufacturing footprint to best cost locations in Europe.
We expect to continue to incur additional restructuring expense in 2018, primarily related to programs focused on the continued rotation of our manufacturing footprint to best cost locations in Europe and to reduce global overhead costs, including realignment of the Company's organizational structure due to changes in roles and workforce resulting from the spin-off of the Powertrain Systems segment. Additionally, as we continue to operate in a cyclical industry that is impacted by movements in the global and regional economies, we continually evaluate opportunities to further adjust our cost structure and optimize our manufacturing footprint. The Company plans to implement additional restructuring activities in the future, if necessary, in order to align manufacturing capacity and other costs with prevailing regional automotive production levels and locations, to improve the efficiency and utilization of other locations and in order to increase investment in advanced technologies and engineering. Such future restructuring actions are dependent on market conditions, customer actions and other factors.
Refer to Note 10. Restructuring to the audited consolidated financial statements included herein for additional information.

Interest Expense

	Year Ended December 31,
	2017	2016	Favorable/ (unfavorable)
	(in millions)
Interest expense	$140	$155	$15
The decrease in interest expense compared to the prior year period primarily reflects the redemption of $800 million of 5.00% senior unsecured notes, partially offset by the issuance of €500 million of 1.60% Euro-denominated senior unsecured notes and $300 million of 4.40% senior unsecured notes, in September 2016.
Refer to Note 11. Debt to the audited consolidated financial statements included herein for additional information.

Other Income, Net

	Year Ended December 31,
	2017	2016	Favorable/ (unfavorable)
	(in millions)
Other expense, net	$(21)	$(384)	$363
As further discussed in Note 13. Commitments and Contingencies to the audited consolidated financial statements included herein, during the year ended December 31, 2017, Aptiv recorded an incremental reserve of $10 million as a result of a ruling in the Unsecured Creditors litigation related to pre-judgment interest, which was in addition to the Company's previously recorded reserve of $300 million for this matter. During the three months ended June 30, 2017, Aptiv and the plaintiffs entered into an agreement to settle this matter for $310 million, which Aptiv paid in July 2017. The Company also recorded $32 million during the year ended December 31, 2017 related to the components of net periodic pension and postretirement benefit cost other than service costs, partially offset by $7 million of interest income.
During the year ended December 31, 2016, Aptiv recorded a reserve of $300 million as a result of a summary judgment ruling in the Unsecured Creditors litigation. Also during the year ended December 31, 2016, Aptiv redeemed for cash the entire $800 million aggregate principal amount of 5.00% senior unsecured notes due 2023, which resulted in a loss on extinguishment of debt of approximately $70 million. The Company also recorded $18 million during the year ended December 31, 2016 related to the components of net periodic pension and postretirement benefit cost other than service costs.
Refer to Note 19. Other income, net and Note 11. Debt to the audited consolidated financial statements included herein for additional information.

Income Taxes

	Year Ended December 31,
	2017	2016	Favorable/ (unfavorable)
	(in millions)
Income tax expense	$223	$167	$(56)
The Company’s tax rate is affected by the fact that its parent entity is a U.K. resident taxpayer, the tax rates in the U.K. and other jurisdictions in which the Company operates, the relative amount of income earned by jurisdiction and the relative amount of losses or income for which no tax benefit or expense was recognized due to a valuation allowance.
The effective tax rate was 18% and 17% for the years ended December 31, 2017 and 2016, respectively. The effective tax rate in the year ended December 31, 2017 was impacted by increased tax expense of approximately $50 million due to the enactment of the Tax Cuts and Jobs Act (the "Tax Legislation") in the United States on December 22, 2017, partially offset by favorable geographic income mix as compared to 2016, primarily due to changes in the underlying business operations. The Tax Legislation significantly revises the U.S. corporate income tax by, among other things, lowering corporate income tax rates and imposing a one-time repatriation tax on deemed repatriated earnings of foreign subsidiaries. This impact was primarily the result of increased tax expense due to the one-time deemed repatriation tax and a reduction of our foreign tax credit, partially offset by the favorable impact of the reduced tax rate on the Company’s net deferred tax liabilities. Pursuant to the guidance within SEC Staff Accounting Bulletin No. 118 (“SAB 118”), as of December 31, 2017, the Company recognized the provisional effects of the enactment of the Tax Legislation for which measurement could be reasonably estimated. Although the Company continues to analyze certain aspects of the Tax Legislation and refine its assessment, the ultimate impact of the Tax Legislation may differ from these estimates due to its continued analysis or further regulatory guidance that may be issued as a result of the Tax Legislation. Pursuant to SAB 118, adjustments to the provisional amounts recorded by the Company as of December 31, 2017 that are identified within a subsequent measurement period of up to one year from the enactment date will be included as an adjustment to tax expense from continuing operations in the period the amounts are determined.
The effective tax rate in the year ended December 31, 2016 was impacted by favorable geographic income mix in 2016 as compared to 2015, primarily due to changes in the underlying operations of the business, as well as $17 million for releases of valuation allowances as a result of the Company's determination that it was more likely than not that certain deferred tax assets would be realized. These benefits were offset by $76 million of reserve adjustments recorded for uncertain tax positions, which included reserves for ongoing audits in foreign jurisdictions, as well as for changes in estimates based on relevant new or additional evidence obtained related to certain of the Company's tax positions, including tax authority administrative pronouncements and court decisions. These reserve adjustments resulted in foreign tax credit benefits of approximately $18 million. Additionally, following a change in U.S. tax regulation during 2016, the Company recorded a tax credit benefit of approximately $16 million during the year ended December 31, 2016.

Equity Income

	Year Ended December 31,
	2017	2016	Favorable/ (unfavorable)
	(in millions)
Equity income, net of tax	$31	$35	$(4)
Equity income, net of tax reflects the Company's interest in the results of ongoing operations of entities accounted for as equity-method investments. Equity income decreased during the year ended December 31, 2017 as compared to the year ended December 31, 2016, attributable to the performance of our joint ventures as compared to the prior period.

Income from Discontinued Operations

	Year Ended December 31,
	2017	2016	Favorable/ (unfavorable)
	(in millions)
Income from discontinued operations, net of tax	$365	$458	$(93)
Income from discontinued operations, net of tax reflects the results of the Company's previously reported Powertrain Systems and Thermal Systems segments, which have been reclassified to discontinued operations as a result of the spin-off of the Powertrain Systems segment in December 2017 and the agreement for the sale of the Thermal Systems business during the first quarter of 2015.
Income from discontinued operations, net of tax for the year ended December 31, 2017 decreased as compared to the year ended December 31, 2016, primarily due to the after-tax gain of $104 million recognized from the sale of the Company's interest in its SDAAC joint venture on March 31, 2016. This decrease was partially offset by increased sales and gross margin improvement resulting from successful cost reduction and footprint rotation initiatives at Powertrain Systems. The year ended December 31, 2017 also includes $118 million of separation costs recorded related to the spin-off.
Refer to Note 25. Discontinued Operations to the audited consolidated financial statements included herein for additional information.

Results of Operations by Segment
We operate our core business along the following operating segments, which are grouped on the basis of similar product, market and operating factors:

•	Signal and Power Solutions, which includes complete electrical architecture and component products.

•
Advanced Safety and User Experience, which includes component and systems integration expertise in infotainment and connectivity, body controls and security systems, displays, passive and active safety electronics, autonomous driving software and technologies, as well as advanced development of software.

•	Eliminations and Other, which includes i) the elimination of inter-segment transactions, and ii) certain other expenses and income of a non-operating or strategic nature.
As described in Note 25. Discontinued Operations to the audited consolidated financial statements contained herein, the Company's previously reported Powertrain Systems and Thermal Systems segments have been classified as discontinued operations, which required retrospective application to balance sheet, statement of operations and certain cash flow financial information for all periods presented. Discontinued operations also includes the Company's thermal original equipment service business, the results of which were previously reported within the Powertrain Systems segment. Certain operations, primarily related to contract manufacturing services previously included within the Thermal Systems segment but which were not included in the scope of the divestiture, and certain original equipment service businesses that was previously included within the Powertrain Systems segment but which was not included in the spin-off, are reported in continuing operations and have been reclassified within the Advanced Safety and User Experience and Signal and Power Solutions segments for all periods presented. Amounts for shared general and administrative operating expenses that were allocated to the Powertrain Systems and Thermal Systems segments in prior periods have been re-allocated to the Company's reportable operating segments.
Our management utilizes segment Adjusted Operating Income as the key performance measure of segment income or loss and for planning and forecasting purposes, as management believes this measure is most reflective of the operational profitability or loss of our operating segments. Segment Adjusted Operating Income should not be considered a substitute for results prepared in accordance with U.S. GAAP and should not be considered an alternative to net income attributable to Aptiv, which is the most directly comparable financial measure to Adjusted Operating Income that is prepared in accordance with U.S. GAAP. Segment Adjusted Operating Income, as determined and measured by Aptiv, should also not be compared to similarly titled measures reported by other companies.
The reconciliation of Adjusted Operating Income to Operating Income includes, as applicable, restructuring, other acquisition and portfolio project costs (which includes costs incurred to integrate acquired businesses and to plan and execute product portfolio transformation actions, including business and product acquisitions and divestitures), asset impairments, gains (losses) on business divestitures and deferred compensation related to acquisitions. The reconciliation of Adjusted Operating Income to net income attributable to Aptiv for the years ended December 31, 2017 and 2016 are as follows:

	Signal and Power Solutions	Advanced Safety and User Experience	Eliminations and Other	Total
	(in millions)
For the Year Ended December 31, 2017:
Adjusted operating income	$1,302	$292	$—	$1,594
Restructuring	(67)	(62)	—	(129)
Other acquisition and portfolio project costs	(21)	(7)	—	(28)
Asset impairments	(8)	(1)	—	(9)
Deferred compensation related to nuTonomy acquisition	—	(12)	—	(12)
Operating income	$1,206	$210	$—	1,416
Interest expense				(140)
Other expense, net				(21)
Income from continuing operations before income taxes and equity income				1,255
Income tax expense				(223)
Equity income, net of tax				31
Income from continuing operations				1,063
Income from discontinued operations, net of tax				365
Net income				1,428
Net income attributable to noncontrolling interest				73
Net income attributable to Aptiv				$1,355

	Signal and Power Solutions	Advanced Safety and User Experience	Eliminations and Other	Total
	(in millions)
For the Year Ended December 31, 2016:
Adjusted operating income	$1,272	$351	$—	$1,623
Restructuring	(125)	(42)	—	(167)
Other acquisition and portfolio project costs	(48)	(9)	—	(57)
Asset impairments	—	(1)	—	(1)
Gain (loss) on business divestitures, net	—	141	—	141
Operating income	$1,099	$440	$—	1,539
Interest expense				(155)
Other expense, net				(384)
Income from continuing operations before income taxes and equity income				1,000
Income tax expense				(167)
Equity income, net of tax				35
Income from continuing operations				868
Income from discontinued operations, net of tax				458
Net income				1,326
Net income attributable to noncontrolling interest				69
Net income attributable to Aptiv				$1,257

Net sales, gross margin as a percentage of net sales and Adjusted Operating Income by segment for the years ended December 31, 2017 and 2016 are as follows:

Net Sales by Segment

	Year Ended December 31,			Variance Due To:
	2017	2016	Favorable/ (unfavorable)	Volume, net of contractual price reductions	FX	Commodity Pass-through	Other	Total
	(in millions)			(in millions)
Signal and Power Solutions	$9,507	$9,319	$188	$38	$47	$104	$(1)	$188
Advanced Safety and User Experience	3,446	3,024	422	679	18	—	(275)	422
Eliminations and Other	(69)	(69)	—	—	(6)	—	6	—
Total	$12,884	$12,274	$610	$717	$59	$104	$(270)	$610

Gross Margin Percentage by Segment

	Year Ended December 31,
	2017	2016
Signal and Power Solutions	22.2%	22.1%
Advanced Safety and User Experience (1)	14.7%	22.8%
Eliminations and Other	—%	—%
Total	20.3%	22.4%

(1)	Includes a pre-tax gain of $141 million recognized on the divestiture of the Company's Mechatronics business during the year ended December 31, 2016.

Adjusted Operating Income by Segment

	Year Ended December 31,			Variance Due To:
	2017	2016	Favorable/ (unfavorable)	Volume, net of contractual price reductions	Operational performance	Other	Total
	(in millions)			(in millions)
Signal and Power Solutions	$1,302	$1,272	$30	$(145)	$154	$21	$30
Advanced Safety and User Experience	292	351	(59)	85	37	(181)	(59)
Eliminations and Other	—	—	—	—	—	—	—
Total	$1,594	$1,623	$(29)	$(60)	$191	$(160)	$(29)
As noted in the table above, Adjusted Operating Income for the year ended December 31, 2017 as compared to the year ended December 31, 2016 was impacted by volume and contractual price reductions, including product mix, and operational performance improvements, as well as the following items included in Other in the table above:

•	$49 million of increased depreciation and amortization, not including the impact of asset impairments, primarily as a result of a higher fixed asset base;

•	Increased SG&A expenses of $28 million recorded during the year ended December 31, 2017, primarily attributable to increased information technology costs;

•
$30 million of increased warranty costs, primarily due to the accrual of $43 million during the year ended December 31, 2017 within the Advanced Safety and User Experience segment as a result of an agreement reached with one of our customers for a specific warranty matter, as further described in Note 6. Warranty Obligations; and

•
Net reductions of $95 million resulting from the operations of the businesses acquired and divested, primarily resulting from the divestiture of our Mechatronics business in the fourth quarter of 2016 and the acquisitions of Movimento and nuTonomy in 2017.

•	These decreases in Adjusted Operating Income were partially offset by favorable foreign currency impacts of $55 million, primarily related to the Euro.

Consolidated Results of Operations
2016 versus 2015
The results of operations for the years ended December 31, 2016 and 2015 were as follows:

	Year Ended December 31,
	2016		2015		Favorable/ (unfavorable)
	(dollars in millions)
Net sales	$12,274		$10,864		$1,410
Cost of sales	9,527		8,691		(836)
Gross margin	2,747	22.4%	2,173	20.0%	574
Selling, general and administrative	924		803		(121)
Amortization	117		70		(47)
Restructuring	167		65		(102)
Operating income	1,539		1,235		304
Interest expense	(155)		(124)		(31)
Other expense, net	(384)		(114)		(270)
Income from continuing operations before income taxes and equity income	1,000		997		3
Income tax expense	(167)		(161)		(6)
Income from continuing operations before equity income	833		836		(3)
Equity income, net of tax	35		16		19
Income from continuing operations	868		852		16
Income from discontinued operations, net of tax	458		683		(225)
Net income	1,326		1,535		(209)
Net income attributable to noncontrolling interest	69		85		(16)
Net income attributable to Aptiv	$1,257		$1,450		$(193)

Total Net Sales
Below is a summary of Aptiv’s total net sales for the year ended December 31, 2016 versus December 31, 2015.

	Year Ended December 31,			Variance Due To:
	2016	2015	Favorable/ (unfavorable)	Volume, net of contractual price reductions	FX	Commodity pass-through	Other	Total
	(in millions)			(in millions)
Total net sales	$12,274	$10,864	$1,410	$992	$(159)	$(127)	$704	$1,410
Total net sales for the year ended December 31, 2016 increased 13% compared to the year ended December 31, 2015. We experienced volume growth of 11% for the period, primarily as a result of increased sales in North America, Europe and Asia Pacific, which was partially offset by decreases due to unfavorable currency impacts, primarily related to the Chinese Yuan Renminbi, and contractual price reductions. Net sales also increased by a net $704 million as a result of acquisitions and divestitures, reflected in Other above, primarily resulting from the net sales of HellermannTyton for the year ended December 31, 2016, partially offset by a reduction in sales resulting from the divestiture of our Reception Systems business in the third quarter of 2015. Refer to Note 20. Acquisitions and Divestitures to the audited consolidated financial statements included herein for further information regarding acquisitions and divestitures.

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

Cost of sales increased $836 million for the year ended December 31, 2016 compared to the year ended December 31, 2015, as summarized below. The Company's material cost of sales was approximately 50% of net sales in both the year ended December 31, 2016 and December 31, 2015.

	Year Ended December 31,			Variance Due To:
	2016	2015	Favorable/ (unfavorable)	Volume (a)	FX	Operational performance	Other	Total
	(dollars in millions)			(in millions)
Cost of sales	$9,527	$8,691	$(836)	$(885)	$168	$155	$(274)	$(836)
Gross margin	$2,747	$2,173	$574	$107	$9	$155	$303	$574
Percentage of net sales	22.4%	20.0%

(a)	Presented net of contractual price reductions for gross margin variance.
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

•	The $141 million pre-tax gain on the divestiture of the Mechatronics business recorded during the year ended December 31, 2016, as further described in Note 20. Acquisitions and Divestitures.

Selling, General and Administrative Expense

	Year Ended December 31,
	2016	2015	Favorable/ (unfavorable)
	(dollars in millions)
Selling, general and administrative expense	$924	$803	$(121)
Percentage of net sales	7.5%	7.4%
Selling, general and administrative expense (“SG&A”) includes administrative expenses, information technology costs and incentive compensation related costs. The increase in SG&A for the year ended December 31, 2016 as compared to 2015 is primarily due to the acquisition of HellermannTyton in December 2015.
Amortization

	Year Ended December 31,
	2016	2015	Favorable/ (unfavorable)
	(in millions)
Amortization	$117	$70	$(47)
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

Restructuring

	Year Ended December 31,
	2016	2015	Favorable/ (unfavorable)
	(dollars in millions)
Restructuring	$167	$65	$(102)
Percentage of net sales	1.4%	0.6%
Restructuring charges recorded during 2016 were primarily attributable to our restructuring programs which focused on the continued rotation of our manufacturing footprint to best cost locations in Europe and on reducing global overhead costs. The Company recorded employee-related and other restructuring charges related to these programs totaling approximately $167 million during the year ended December 31, 2016. These charges included $91 million for programs implemented to reduce global overhead costs, as well as $39 million for programs focused on the continued rotation of our manufacturing footprint to best cost locations in Europe.
During the year ended December 31, 2015, the Company recorded employee-related and other restructuring charges totaling approximately $65 million, primarily related to on-going restructuring programs focused on aligning manufacturing capacity with the levels of automotive production in Europe and South America, and the continued rotation of our manufacturing footprint to low cost locations within these regions.
Refer to Note 10. Restructuring to the audited consolidated financial statements included herein for additional information.

Interest Expense

	Year Ended December 31,
	2016	2015	Favorable/ (unfavorable)
	(in millions)
Interest expense	$155	$124	$(31)
The increase in interest expense for the year ended December 31, 2016 as compared to the year ended December 31, 2015 reflects the issuance of $650 million of 3.15% senior unsecured notes and $650 million of 4.25% senior unsecured notes in the fourth quarter of 2015, which issuances were conducted principally to finance a portion of the cost to acquire HellermannTyton. Partially offsetting this increase, in September 2016, Aptiv issued €500 million of 1.60% Euro-denominated senior unsecured notes and $300 million of 4.40% senior unsecured notes, the combined net proceeds from which were used to redeem $800 million of 5.00% senior unsecured notes due 2023.
Refer to Note 11. Debt to the audited consolidated financial statements included herein for additional information.

Other Income, Net

	Year Ended December 31,
	2016	2015	Favorable/ (unfavorable)
	(in millions)
Other (expense) income, net	$(384)	$(114)	$(270)
As further discussed in Note 13. Commitments and Contingencies to the audited consolidated financial statements included herein, during the year ended December 31, 2016, Aptiv recorded a reserve of $300 million as a result of a summary judgment ruling in the Unsecured Creditors litigation. Also during the year ended December 31, 2016, Aptiv redeemed for cash the entire $800 million aggregate principal amount of 5.00% senior unsecured notes due 2023, which resulted in a loss on extinguishment of debt of approximately $70 million. The Company also recorded $18 million during the year ended December 31, 2016 related to the components of net periodic pension and postretirement benefit cost other than service costs. Partially offsetting these expenses, Aptiv recorded $8 million for certain fees earned pursuant to the transition services agreement in connection with the sale of the Company's wholly owned Thermal Systems business, and $1 million of interest income.

During the year ended December 31, 2015, Aptiv redeemed for cash the entire aggregate principal amount outstanding of the 6.125% senior unsecured notes due 2021 and cancelled the Senior Bridge Credit Agreement, resulting in losses on extinguishment of debt of approximately $52 million and $6 million, respectively. Aptiv also incurred approximately $23 million in transaction costs related to the acquisition of HellermannTyton and, as further discussed in Note 17. Derivatives and Hedging Activities, recorded a loss of $15 million on option contracts entered into in order to hedge portions of the currency risk associated with the acquisition of HellermannTyton. The Company also recorded $26 million during the year ended December 31, 2015 related to the components of net periodic pension and postretirement benefit cost other than service costs. Partially offsetting these expenses, Aptiv recorded $8 million for certain fees earned pursuant to the transition services agreement in connection with the sale of the Company's wholly owned Thermal Systems business, and $5 million of interest income.
Refer to Note 19. Other income, net and Note 11. Debt to the audited consolidated financial statements included herein for additional information.

Income Taxes

	Year Ended December 31,
	2016	2015	Favorable/ (unfavorable)
	(in millions)
Income tax expense	$167	$161	$(6)
The Company’s tax rate is affected by the fact that its parent entity is a U.K. resident taxpayer, the tax rates in the U.K. and other jurisdictions in which the Company operates, the relative amount of income earned by jurisdiction and the relative amount of losses or income for which no tax benefit or expense was recognized due to a valuation allowance.
The effective tax rate was 17% and 16% for the years ended December 31, 2016 and 2015, respectively. The effective tax rate in the year ended December 31, 2016 was impacted by favorable geographic income mix in 2016 as compared to 2015, primarily due to changes in the underlying operations of the business, as well as $17 million for releases of valuation allowances as a result of the Company's determination that it was more likely than not that certain deferred tax assets would be realized. These benefits were offset by $76 million of reserve adjustments recorded for uncertain tax positions, which included reserves for ongoing audits in foreign jurisdictions, as well as for changes in estimates based on relevant new or additional evidence obtained related to certain of the Company's tax positions, including tax authority administrative pronouncements and court decisions. These reserve adjustments resulted in foreign tax credit benefits of approximately $18 million. Additionally, following a change in U.S. tax regulation during 2016, the Company recorded a tax credit benefit of approximately $16 million during the year ended December 31, 2016.
The effective tax rate in the year ended December 31, 2015 was impacted by increased tax expense of $15 million resulting from changes in judgment related to deferred tax asset valuation allowances, as well as the enactment of the U.K. Finance (No. 2) Act 2015 (the “U.K. 2015 Finance Act”) on November 18, 2015, which provides for a reduction of the corporate income tax rate from 20% to 19% effective April 1, 2017, with a further reduction to 18% effective April 1, 2020. The income tax accounting effect, including any retroactive effect, of a tax law change is accounted for in the period of enactment, which in this case was the fourth quarter of 2015. As a result, the effective tax rate was impacted by an increased tax expense of approximately $2 million for the year ended December 31, 2015 due to the resulting impact on the net deferred tax asset balances.

Equity Income

	Year Ended December 31,
	2016	2015	Favorable/ (unfavorable)
	(in millions)
Equity income, net of tax	$35	$16	$19
Equity income, net of tax reflects Aptiv’s interest in the results of ongoing operations of entities accounted for as equity-method investments. Equity income increased during the year ended December 31, 2016 as compared to the year ended December 31, 2015, primarily due to improved performance of our North American joint venture as compared to the prior period.

Income from Discontinued Operations

	Year Ended December 31,
	2016	2015	Favorable/ (unfavorable)
	(in millions)
Income from discontinued operations, net of tax	$458	$683	$(225)
Income from discontinued operations, net of tax reflects the results of the Company's previously reported Powertrain Systems and Thermal Systems segments, which have been reclassified to discontinued operations as a result of the spin-off of the Powertrain Systems segment in December 2017 and the agreement for the sale of the Thermal Systems business during the first quarter of 2015. As further described in Note 25. Discontinued Operations to the audited consolidated financial statements included herein, Aptiv completed the divestitures of the wholly owned Thermal Systems business on June 30, 2015, of its 50 percent interest in KDAC on September 24, 2015 and of its 50 percent interest in SDAAC on March 31, 2016.
Income from discontinued operations, net of tax decreased during the year ended December 31, 2016 as compared to the year ended December 31, 2015. Income from discontinued operations, net of tax for the year ended December 31, 2016 included the after-tax gain of $104 million recognized from the sale of the Company's interest in its SDAAC joint venture on March 31, 2016. Income from discontinued operations, net of tax for the year ended December 31, 2016 also included increased restructuring expense of $46 million as compared to the year ended December 31, 2015, primarily related to the closure of a Powertrain Systems European manufacturing site. Income from discontinued operations, net of tax for the year ended December 31, 2015 included the recognition of a net after-tax gain of $271 million on the sale of the Company's wholly owned Thermal Systems business, partially offset by the net loss of $41 million on the divestiture of the Company's interest in KDAC during 2015, which included the recognition of an after-tax impairment loss on this interest of $88 million recorded within income from discontinued operations prior to the sale.
Refer to Note 25. Discontinued Operations to the audited consolidated financial statements included herein for additional information.
Results of Operations by Segment
As described in Note 25. Discontinued Operations to the audited consolidated financial statements contained herein, the Company's previously reported Powertrain Systems and Thermal Systems segments have been classified as discontinued operations, which required retrospective application to balance sheet, statement of operations and certain cash flow financial information for all periods presented. Discontinued operations also includes the Company's thermal original equipment service business, the results of which were previously reported within the Powertrain Systems segment. Certain operations, primarily related to contract manufacturing services previously included within the Thermal Systems segment but which were not included in the scope of the divestiture, and the original equipment service business that was previously included within the Powertrain Systems segment but which was not included in the spin-off, are reported in continuing operations and have been reclassified within the Advanced Safety and User Experience and Signal and Power Solutions segments for all periods presented. Amounts for shared general and administrative operating expenses that were allocated to the Powertrain Systems and Thermal Systems segments in prior periods have been re-allocated to the Company's reportable operating segments.
The reconciliation of Adjusted Operating Income to Operating Income includes, as applicable, restructuring, other acquisition and portfolio project costs (which includes costs incurred to integrate acquired businesses and to plan and execute product portfolio transformation actions, including business and product acquisitions and divestitures), asset impairments and gains (losses) on business divestitures. The reconciliations of Adjusted Operating Income to net income attributable to Aptiv for the years ended December 31, 2016 and 2015 are as follows:

	Signal and Power Solutions	Advanced Safety and User Experience	Eliminations and Other	Total
	(in millions)
For the Year Ended December 31, 2016:
Adjusted operating income	$1,272	$351	$—	$1,623
Restructuring	(125)	(42)	—	(167)
Other acquisition and portfolio project costs	(48)	(9)	—	(57)
Asset impairments	—	(1)	—	(1)
Gain (loss) on business divestitures, net	—	141	—	141
Operating income	$1,099	$440	$—	1,539
Interest expense				(155)
Other expense, net				(384)
Income from continuing operations before income taxes and equity income				1,000
Income tax expense				(167)
Equity income, net of tax				35
Income from continuing operations				868
Income from discontinued operations, net of tax				458
Net income				1,326
Net income attributable to noncontrolling interest				69
Net income attributable to Aptiv				$1,257

	Signal and Power Solutions	Advanced Safety and User Experience	Eliminations and Other	Total
	(in millions)
For the Year Ended December 31, 2015:
Adjusted operating income	$1,013	$347	$—	$1,360
Restructuring	(39)	(26)	—	(65)
Other acquisition and portfolio project costs	(32)	(13)	—	(45)
Asset impairments	(4)	(3)	—	(7)
Gain (loss) on business divestitures, net	(14)	6	—	(8)
Operating income	$924	$311	$—	1,235
Interest expense				(124)
Other expense, net				(114)
Income from continuing operations before income taxes and equity income				997
Income tax expense				(161)
Equity income, net of tax				16
Income from continuing operations				852
Income from discontinued operations, net of tax				683
Net income				1,535
Net income attributable to noncontrolling interest				85
Net income attributable to Aptiv				$1,450

Net sales, gross margin as a percentage of net sales and Adjusted Operating Income by segment for the years ended December 31, 2016 and 2015 are as follows:
Net Sales by Segment

	Year Ended December 31,			Variance Due To:
	2016	2015	Favorable/ (unfavorable)	Volume, net of contractual price reductions	FX	Commodity Pass-through	Other	Total
	(in millions)			(in millions)
Signal and Power Solutions	$9,319	$8,183	$1,136	$628	$(137)	$(127)	$772	$1,136
Advanced Safety and User Experience	3,024	2,756	268	364	(26)	—	(70)	268
Eliminations and Other	(69)	(75)	6	—	4	—	2	6
Total	$12,274	$10,864	$1,410	$992	$(159)	$(127)	$704	$1,410

Gross Margin Percentage by Segment

	Year Ended December 31,
	2016	2015
Signal and Power Solutions	22.1%	19.7%
Advanced Safety and User Experience (1)	22.8%	20.2%
Eliminations and Other	—%	—%
Total	22.4%	20.0%

(1)	Includes a pre-tax gain of $141 million recognized on the divestiture of the Company's Mechatronics business during the year ended December 31, 2016.

Adjusted Operating Income by Segment

	Year Ended December 31,			Variance Due To:
	2016	2015	Favorable/ (unfavorable)	Volume, net of contractual price reductions	Operational performance	Other	Total
	(in millions)			(in millions)
Signal and Power Solutions	$1,272	$1,013	$259	$116	$66	$77	$259
Advanced Safety and User Experience	351	347	4	(19)	89	(66)	4
Eliminations and Other	—	—	—	—	—	—	—
Total	$1,623	$1,360	$263	$97	$155	$11	$263
As noted in the table above, Adjusted Operating Income for the year ended December 31, 2016 as compared to the year ended December 31, 2015 was impacted by volume and contractual price reductions, including product mix, and operational performance improvements, as well as the following items included in Other in the table above:

•
Net increased adjusted operating income of $95 million resulting from the operations of the businesses acquired and divested, primarily resulting from the operations of HellermannTyton, partially offset by a reduction resulting from the divestiture of our Reception Systems business in 2015; partially offset by

•	$61 million of increased depreciation and amortization, not including depreciation and amortization of businesses acquired and divested; and

•
Increased warranty costs of $30 million, which includes increased reserves for expected future claims on products sold and our estimated obligations for warranty matters based on information received from, and discussions with, our customers.

Liquidity and Capital Resources
Overview of Capital Structure
Our liquidity requirements are primarily to fund our business operations, including capital expenditures and working capital requirements, as well as to fund debt service requirements, operational restructuring activities and dividends on share capital. Our primary sources of liquidity are cash flows from operations, our existing cash balance, and as necessary, borrowings under available credit facilities and issuance of long-term debt. To the extent we generate discretionary cash flow we may consider using this additional cash flow for optional prepayments of existing indebtedness, strategic acquisitions or investments, additional share repurchases, and/or general corporate purposes. We will also continually explore ways to enhance our capital structure.
As of December 31, 2017, we had cash and cash equivalents of $1.6 billion and net debt (defined as outstanding debt less cash and cash equivalents) of $2.6 billion. We also have access to additional liquidity pursuant to the terms of the $2.0 billion Revolving Credit Facility and the €300 million committed European accounts receivable factoring facility.
The following table summarizes our available liquidity, which includes cash, cash equivalents and funds available under our significant committed credit facilities, as of December 31, 2017. The amounts disclosed as available under the Company’s significant committed credit facilities are available without violating our existing debt covenants, which are described below.

December 31, 2017

(in millions)
Cash and cash equivalents	$1,596
Revolving Credit Facility, unutilized portion (1)	1,993
Committed European accounts receivable factoring facility, unutilized portion (2)	360
Total available liquidity	$3,949
(1) Availability reduced by $7 million in letters of credit issued under the Credit Agreement as of December 31, 2017.
(2) Based on December 31, 2017 foreign currency rates, subject to the availability of eligible accounts receivable.
We expect existing cash, available liquidity and cash flows from operations to continue to be sufficient to fund our global operating activities, including restructuring payments, any mandatory payments required under the Credit Agreement as described below, dividends on ordinary shares and capital expenditures. In addition, we expect to continue to repurchase outstanding ordinary shares pursuant to our authorized ordinary share repurchase program, as further described below.
We also continue to expect to be able to move funds between different countries to manage our global liquidity needs without material adverse tax implications, subject to current monetary policies and to the terms of the Credit Agreement. While a substantial portion of our operating income is generated by our non-U.S. subsidiaries, and as of December 31, 2017, the Company's cash and cash equivalents held by our non-U.S. subsidiaries totaled $1.5 billion, we utilize a combination of strategies, including dividends, cash pooling arrangements, intercompany loan repayments and other distributions and advances to provide the funds necessary to meet our global liquidity needs. There are no significant restrictions on the ability of our subsidiaries to pay dividends or make other distributions to Aptiv. If additional non-U.S. cash was needed for our U.S. operations, we may be required to accrue and pay withholding if we were to distribute such funds from non-U.S. subsidiaries to the U.S.; however, based on our current liquidity needs and strategies, we do not anticipate a need to accrue and pay such additional amounts.
Based on these factors, we believe we possess sufficient liquidity to fund our global operations and capital investments in 2018 and beyond.
Spin-Off of Powertrain Systems Segment into Delphi Technologies
On December 4, 2017, the Company completed the Separation of its former Powertrain Systems segment by distributing to Aptiv shareholders on a pro rata basis all of the issued and outstanding ordinary shares of Delphi Technologies, a public limited company formed to hold the spun-off business. To effect the Separation, the Company distributed to its shareholders one ordinary share of Delphi Technologies for every three Aptiv ordinary shares outstanding as of November 22, 2017, the record date for the distribution.
On December 4, 2017, pursuant to the Separation and Distribution Agreement, the Company transferred to Delphi Technologies the assets and liabilities that comprised Delphi Technologies’ business. In connection with the Separation, the Company received a dividend of approximately $1,148 million from Delphi Technologies. The Company intends to use the proceeds received from the dividend to fund growth initiatives, including increased investment in advanced technologies and engineering, and for general corporate purposes. The requirements for presenting Delphi Technologies as a discontinued

operation were met when the Separation was completed. Accordingly, the accompanying consolidated financial statements reflect this business as a discontinued operation for all periods presented. Refer to Note 25. Discontinued Operations to the audited consolidated financial statements contained herein for further disclosure related to the Company's discontinued operations.
In connection with the Separation, Aptiv and Delphi Technologies entered into various agreements to effect the Separation and to provide a framework for their relationship following the Separation, which included a Separation and Distribution Agreement, a Transition Services Agreement, a Tax Matters Agreement, an Employee Matters Agreement and Contract Manufacturing Services Arrangements. The transition services primarily involve Aptiv providing certain services to Delphi Technologies related to information technology and human resource infrastructure for terms of up to 24 months following the Separation. Amounts billed to Delphi Technologies pursuant to the Transition Services Agreement were not significant during the year ended December 31, 2017, and are anticipated to be approximately $80 million in 2018. In addition, Aptiv is also party to various commercial agreements with Delphi Technologies entities. In connection with the Separation, the Company received $180 million in cash from Delphi Technologies pursuant to the Tax Matters Agreement.
As a result of the Separation, the Company incurred approximately $118 million in separation costs during the year ended December 31, 2017, which are included within earnings from discontinued operations, net of income taxes in the accompanying Consolidated Statement of Operations. These costs primarily related to professional fees associated with planning the Separation, as well as Separation activities within finance, tax, legal and information system functions and certain investment banking fees incurred upon the Separation.
Indebtedness Related to the Delphi Technologies Separation
As described above, the Company received a dividend of approximately $1,148 million from Delphi Technologies in connection with the Separation. Delphi Technologies financed this dividend through the issuance of approximately $1.55 billion of debt, consisting of a senior secured five-year $750 million term loan facility that was issued upon the Separation and $800 million aggregate principal amount of 5.00% senior unsecured notes due 2025 that were issued in September 2017 (collectively, the "Delphi Technologies Debt"). In connection with the Separation, the Delphi Technologies Debt was transferred to Delphi Technologies and is no longer reflected in the Company’s consolidated financial statements.
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
A summary of the ordinary shares repurchased during the years ended December 31, 2017, 2016 and 2015 is as follows:

	Year Ended December 31,
	2017	2016	2015
Total number of shares repurchased	4,667,193	9,481,946	14,581,705
Average price paid per share	$82.00	$66.93	$79.48
Total (in millions)	$383	$635	$1,159
As of December 31, 2017, approximately $989 million of share repurchases remained available under the April 2016 share repurchase program. All repurchased shares were retired, and are reflected as a reduction of ordinary share capital for the par value of the shares, with the excess applied as reductions to additional paid-in capital and retained earnings.

Dividends to Holders of Ordinary Shares
The Company has declared and paid cash dividends per ordinary share during the periods presented as follows:

	Dividend	Amount
	Per Share	(in millions)
2017:
Fourth quarter	$0.29	$77
Third quarter	0.29	77
Second quarter	0.29	78
First quarter	0.29	78
Total	$1.16	$310
2016:
Fourth quarter	$0.29	$79
Third quarter	0.29	79
Second quarter	0.29	79
First quarter	0.29	80
Total	$1.16	$317
Following the Separation, in December 2017, the Board of Directors declared a regular quarterly cash dividend of $0.22 per ordinary share, payable on February 14, 2018 to shareholders of record at the close of business on February 5, 2018.
Dividends from Equity Investments
During the years ended December 31, 2017, 2016 and 2015, Aptiv received dividends of $15 million, $17 million and $17 million, respectively, from its equity method investments. The dividends were recognized as a reduction to the investment and represented a return on investment included in cash flows from operating activities from continuing operations.
Acquisitions
nuTonomy—On November 21, 2017, Aptiv acquired 100% of the equity interests of nuTonomy, Inc. ("nuTonomy"), a leading provider of autonomous driving software and technology, for total consideration of up to $454 million. Of the total consideration, $284 million of purchase price was paid at closing, subject to certain post-closing adjustments, and $109 million of the purchase price will vest to certain selling shareholders in annual installments over a three-year period from the acquisition date, subject to such shareholders' compliance with certain employment conditions. Of the $109 million, approximately $7 million is payable after one year and approximately $51 million is payable after each of the second and third years following the acquisition date. These remaining installments will be recorded as a component of selling, general and administrative expense ratably over the respective installment period. As further described in Note 20. Acquisitions and Divestitures to the audited consolidated financial statements contained herein, the acquisition was accounted for as a business combination, with the operating results of nuTonomy included within the Company's Advanced Safety and User Experience segment from the date of acquisition. The Company acquired nuTonomy utilizing cash on hand.
Movimento—On January 3, 2017, Aptiv acquired 100% of the equity interests of Movimento Group ("Movimento"), a leading provider of Over-the-Air software and data management for the automotive sector, for a purchase price of $40 million at closing and an additional cash payment of up to $10 million contingent upon the achievement of certain performance metrics over a future 2-year period. As further described in Note 20. Acquisitions and Divestitures to the audited consolidated financial statements contained herein, the acquisition was accounted for as a business combination, with the operating results of Movimento included within the Company's Advanced Safety and User Experience segment from the date of acquisition. The Company acquired Movimento utilizing cash on hand.
PureDepth—On March 23, 2016, Aptiv acquired 100% of the equity interests of PureDepth, Inc. ("PureDepth"), a leading provider of 3D display technology, for approximately $15 million. As further described in Note 20. Acquisitions and Divestitures to the audited consolidated financial statements contained herein, the acquisition was accounted for as a business combination, with the operating results of PureDepth included within the Company's Advanced Safety and User Experience segment from the date of acquisition. The Company acquired PureDepth utilizing cash on hand.
HellermannTyton—On December 18, 2015, pursuant to the terms of a recommended offer made on July 30, 2015, Aptiv completed the acquisition of 100% of the issued ordinary share capital of HellermannTyton Group PLC ("HellermannTyton") a public limited company based in the United Kingdom, and a leading global manufacturer of high-performance and innovative cable management solutions. The acquisition of HellermannTyton expanded Aptiv’s product portfolio within the connected vehicle solutions market and will help capitalize on the connected car megatrend. The acquisition also further strengthens Aptiv’s leading position in the electrical architecture market, while providing a platform to grow in HellermannTyton’s adjacent industrial end markets, including aerospace, defense, alternative energy and mass transit.
Aptiv paid 480 pence per HellermannTyton share, or approximately $1.5 billion in the aggregate, net of cash acquired. HellermannTyton had 2014 sales of approximately €600 million (approximately 6% of which were to Aptiv and will be eliminated on a consolidated basis). Approximately $242 million of HellermannTyton outstanding debt to third-party creditors was assumed and subsequently paid off. Upon completing the acquisition, Aptiv incurred transaction related expenses totaling approximately $23 million, which were recorded within other income (expense), net in the statement of operations in the fourth quarter of 2015. The results of operations of HellermannTyton are reported within the Signal and Power Solutions segment from the date of acquisition.
Aptiv financed the cash payment required to close the acquisition of HellermannTyton primarily with the net proceeds received from the offering of $1.3 billion of 2015 Senior Notes, as further described below, with the remainder of the purchase price funded with cash on hand that was received from the sale of the Company's Thermal Systems business, as further described below. Prior to the transaction closing, in connection with the offer to acquire HellermannTyton in July 2015, £540 million ($844 million using July 30, 2015 foreign currency rates) was placed on deposit for purposes of satisfying a portion of the consideration required to effect the acquisition.
Prior to the issuance of the 2015 Senior Notes, in connection with the offer to acquire HellermannTyton, on July 30, 2015, Aptiv PLC and certain of its subsidiaries, certain financial institutions from time to time party thereto, as lenders and Barclays Bank PLC, as administrative agent, entered into a Senior Bridge Credit Agreement (the "Senior Bridge Credit Agreement"), pursuant to which the lenders thereunder agreed to provide a £550 million bridge term loan facility. The Senior Bridge Credit Agreement was automatically terminated on November 19, 2015 in connection with the issuance of the 2015 Senior Notes, and unamortized issuance costs of $6 million associated with the agreement were written-off to other income (expense), net during the year ended December 31, 2015. The Company did not draw on the Senior Bridge Credit Agreement.
Control-Tec—On November 30, 2015, Aptiv acquired Control-Tec, LLC ("Control-Tec"), a leading provider of telematics and cloud-hosted data analytics solutions, for a purchase price of $104 million at closing, with an additional cash payment of up to $40 million due upon the achievement of certain financial performance metrics over a future 3-year period. As further described in Note 18. Fair Value of Financial Instruments to the audited consolidated financial statements contained herein, based on the results of the acquired business, Aptiv paid $20 million of contingent consideration in 2017 pursuant to the terms of the acquisition agreement. As further described in Note 20. Acquisitions and Divestitures to the audited consolidated financial statements contained herein, the acquisition was accounted for as a business combination, with the operating results of Control-Tec included within the Company's Advanced Safety and User Experience segment from the date of acquisition. The Company acquired Control-Tec utilizing cash on hand.
Ottomatika—On July 23, 2015, Aptiv acquired Ottomatika, Inc. ("Ottomatika"), an automated vehicle system software developer. The Company paid $16 million at closing, with additional cash payments totaling $11 million deferred over a period of 3 years and additional contingent consideration of up to $5 million due upon the achievement of certain product development milestones over a 3-year period. As further described in Note 20. Acquisitions and Divestitures to the audited consolidated financial statements contained herein, the acquisition was accounted for as a business combination, with the operating results of Ottomatika included within the Company's Advanced Safety and User Experience segment from the date of acquisition. The Company acquired Ottomatika utilizing cash on hand.
Technology Investments—During the third quarter of 2017, the Company's Advanced Safety and User Experience segment made investments in two leading developers of Light Detection and Ranging (“LIDAR”) technology, a $15 million investment in Innoviz Technologies and a $10 million investment in LeddarTech, Inc.
During the second quarter of 2017, the Company's Signal and Power Solutions segment made a $10 million investment in Valens Semiconductor Ltd., a leading provider of signal processing technology for high frequency data transmission of connected car content. During the first quarter of 2017, the Company's Advanced Safety and User Experience segment made a $15 million investment in Otonomo Technologies Ltd., the developer of a connected car data marketplace. As further described in Note 20. Acquisitions and Divestitures, these investments are accounted for under the cost method.
Divestitures
Powertrain Systems Spin-Off —As described above, on December 4, 2017, the Company completed the spin-off of its former Powertrain Systems segment into a new publicly traded company, Delphi Technologies PLC. In connection with the Separation, the Company received a dividend of approximately $1,148 million from Delphi Technologies in connection with the Separation. The Company intends to use the proceeds received from the dividend to fund growth initiatives, including increased investment in advanced technologies and engineering. The requirements for presenting Delphi Technologies as a discontinued operation were met when the Separation was completed. Accordingly, the accompanying consolidated financial statements reflect this business as a discontinued operation for all periods presented. Refer to Note 25. Discontinued Operations to the audited consolidated financial statements contained herein for further disclosure related to the Company's discontinued operations.
Mechatronics—On December 30, 2016, Aptiv completed the sale of its Mechatronics business, which was previously reported within the Company's Advanced Safety and User Experience segment, for net cash proceeds of approximately $197 million. The net sales of this business in 2016 prior to divestiture were approximately $290 million for the year ended December, 31 2016. Aptiv recognized a pre-tax gain on the divestiture of $141 million within cost of sales in the fourth quarter of 2016.
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
On March 31, 2016, Aptiv closed the sale of its 50 percent interest in its Shanghai Delphi Automotive Air Conditioning ("SDAAC") joint venture to one of the Company's joint venture partners, Shanghai Aerospace Automobile Electromechanical Co., Ltd ("SAAE"). The Company received cash proceeds of $62 million, net of tax, transaction costs and $29 million of cash divested, and recognized an after-tax gain on the divestiture of $104 million within income from discontinued operations during the year ended December 31, 2016. The financial results of SDAAC, which were consolidated by Aptiv, were historically reported as part of the Thermal Systems segment.
Accordingly, the Thermal Systems business has been classified as discontinued operations. Refer to Note 25. Discontinued Operations to the audited consolidated financial statements contained herein for further disclosure related to the Company's discontinued operations. The disposal of the Thermal Systems business did not have a material impact on our liquidity or capital resources, and we have not had significant continuing involvement with the divested Thermal Systems business following the closing of the transactions.
Reception Systems—On July 31, 2015, Aptiv completed the sale of its Reception Systems business, which was previously reported within the Advanced Safety and User Experience segment, and received net cash proceeds of approximately $25 million. The net sales of this business were approximately $55 million for the six months ended June 30, 2015. Aptiv recognized a pre-tax gain on the divestiture of $39 million within cost of sales in the third quarter of 2015.
Argentina Businesses—On April 21, 2015, Aptiv completed the exit of its Electrical Wiring business located in Argentina, which was previously reported within the Signal and Power Solutions segment. Aptiv recognized a loss on the divestiture of this business of $14 million within cost of sales in the second quarter of 2015, which included a cash payment by Aptiv to the buyer of $7 million. On December 10, 2015, Aptiv completed the exit of its Electronics business located in Argentina, which was previously reported within the Advanced Safety and User Experience segment. The net sales of this business in 2015 prior to the divestiture were approximately $34 million. Aptiv recognized a loss on the divestiture of this business of $33 million within cost of sales in the fourth quarter of 2015, which included a cash payment by Aptiv to the buyer of $7 million.
Credit Agreement
Aptiv PLC and its wholly-owned subsidiary Delphi Corporation entered into a credit agreement (the "Credit Agreement") with JPMorgan Chase Bank, N.A., as administrative agent (the "Administrative Agent"), under which it maintains senior secured credit facilities currently consisting of a term loan (the “Tranche A Term Loan”) and a revolving credit facility of $2.0 billion (the “Revolving Credit Facility”). The Credit Agreement was entered into in March 2011 and has been subsequently amended and restated on several occasions, most recently on August 17, 2016. The 2016 amendment extended the maturity of the Revolving Credit Facility and the Tranche A Term Loan from 2018 to 2021, increased the capacity of the Revolving Credit Facility from $1.5 billion to $2.0 billion and permitted Aptiv PLC to act as a borrower on the Revolving Credit Facility. A loss on debt extinguishment of $3 million was recorded within other income (expense), net in the consolidated statement of operations during the year ended December 31, 2016 in conjunction with the 2016 amendment.

The Tranche A Term Loan and the Revolving Credit Facility mature on August 17, 2021. Aptiv is obligated to make quarterly principal payments, beginning December 31, 2017, throughout the term of the Tranche A Term Loan according to the amortization schedule in the Credit Agreement. The Credit Agreement also contains an accordion feature that permits Aptiv to increase, from time to time, the aggregate borrowing capacity under the Credit Agreement by up to an additional $1 billion (or a greater amount based upon a formula set forth in the Credit Agreement) upon Aptiv's request, the agreement of the lenders participating in the increase, and the approval of the Administrative Agent and existing lenders.
As of December 31, 2017, there were no amounts drawn on the Revolving Credit Facility and approximately $7 million in letters of credit issued under the Credit Agreement. Letters of credit issued under the Credit Agreement reduce availability under the Revolving Credit Facility. The maximum amount drawn under the Revolving Credit Facility during the year ended December 31, 2017 to manage intra-month working capital requirements was $280 million.
Loans under the Credit Agreement bear interest, at Aptiv's option, at either (a) the Administrative Agent’s Alternate Base Rate (“ABR” as defined in the Credit Agreement) or (b) the London Interbank Offered Rate (the “Adjusted LIBO Rate” as defined in the Credit Agreement) (“LIBOR”) plus in either case a percentage per annum as set forth in the table below (the “Applicable Rate”). The Applicable Rates under the Credit Agreement on the specified dates are set forth below:

	December 31, 2017		December 31, 2016
	LIBOR plus	ABR plus	LIBOR plus	ABR plus
Revolving Credit Facility	1.10%	0.10%	1.10%	0.10%
Tranche A Term Loan	1.25%	0.25%	1.25%	0.25%
The Applicable Rate under the Credit Agreement may increase or decrease from time to time based on changes in the Company's credit ratings. Accordingly, the interest rate will fluctuate during the term of the Credit Agreement based on changes in the ABR, LIBOR or future changes in the Company's corporate credit ratings. The Credit Agreement also requires that Aptiv pay certain facility fees on the Revolving Credit Facility and certain letter of credit issuance and fronting fees.
The interest rate period with respect to LIBOR interest rate options can be set at one-, two-, three-, or six-months as selected by Aptiv in accordance with the terms of the Credit Agreement (or other period as may be agreed by the applicable lenders). Aptiv may elect to change the selected interest rate option in accordance with the provisions of the Credit Agreement. As of December 31, 2017, Aptiv selected the one-month LIBOR interest rate option on the Tranche A Term Loan, and the rate effective as of December 31, 2017, as detailed in the table below, was based on the Company's current credit rating and the Applicable Rate for the Credit Agreement:

		Borrowings as of
		December 31, 2017	Rates effective as of
	Applicable Rate	(in millions)	December 31, 2017
Tranche A Term Loan	LIBOR plus 1.25%	$398	2.75%
Borrowings under the Credit Agreement are prepayable at Aptiv's option without premium or penalty.
The Credit Agreement contains certain covenants that limit, among other things, the Company’s (and the Company’s subsidiaries’) ability to incur certain additional indebtedness or liens or to dispose of substantially all of its assets. In addition, the Credit Agreement requires that the Company maintain a consolidated leverage ratio (the ratio of Consolidated Total Indebtedness to Consolidated EBITDA, each as defined in the Credit Agreement) of less than 3.50 to 1.0. The Credit Agreement also contains events of default customary for financings of this type. The Company was in compliance with the Credit Agreement covenants as of December 31, 2017.
As of December 31, 2017, all obligations under the Credit Agreement were borrowed by Delphi Corporation and jointly and severally guaranteed by its direct and indirect parent companies, subject to certain exceptions set forth in the Credit Agreement. Refer to Note 22. Supplemental Guarantor and Non-Guarantor Condensed Consolidating Financial Statements for additional information.
Senior Unsecured Notes
On May 17, 2011, Delphi Corporation issued $500 million of 5.875% senior unsecured notes due 2019 (the "5.875% Senior Notes") and $500 million of 6.125% senior unsecured notes due 2021 (the “6.125% Senior Notes”) (collectively, the "2011 Senior Notes") in a transaction exempt from registration under Rule 144A and Regulation S of the Securities Act of 1933 (the “Securities Act”). The net proceeds of approximately $1 billion as well as cash on hand were used to pay down amounts outstanding under the Credit Agreement. In May 2012, Delphi Corporation completed a registered exchange offer for all of the 2011 Senior Notes. No proceeds were received by Delphi Corporation as a result of the exchange. In March 2014, Aptiv redeemed for cash the entire $500 million aggregate principal amount outstanding of the 5.875% Senior Notes, financed by a portion of the proceeds received from the issuance of the 2014 Senior Notes, as defined below. In March 2015, Aptiv redeemed for cash the entire $500 million aggregate principal amount outstanding of the 6.125% Senior Notes, financed by a portion of the proceeds from the issuance of the 2015 Euro-denominated Senior Notes, as defined below. As a result of the redemption of the 2011 Senior Notes, Aptiv recognized losses on debt extinguishment of approximately $52 million during the year ended December 31, 2015 and $33 million during the year ended December 31, 2014.
On February 14, 2013, Delphi Corporation issued $800 million of 5.00% senior unsecured notes due 2023 (the “2013 Senior Notes”) in a transaction registered under Rule 144A and Regulation S of the Securities Act of 1933 (the “Securities Act”). The proceeds were primarily utilized to prepay our term loan indebtedness under the Credit Agreement. Aptiv paid approximately $12 million of issuance costs in connection with the 2013 Senior Notes. Interest was payable semi-annually on February 15 and August 15 of each year to holders of record at the close of business on February 1 or August 1 immediately preceding the interest payment date. In September 2016, Aptiv redeemed for cash the entire $800 million aggregate principal amount outstanding of the 2013 Senior Notes, primarily financed by the proceeds from the issuance of the 2016 Euro-denominated Senior Notes and the 2016 Senior Notes, each as defined below. As a result of the redemption of the 2013 Senior Notes, Aptiv recognized a loss on debt extinguishment of approximately $70 million during the year ended December 31, 2016 within other income (expense), net in the consolidated statement of operations.
On March 3, 2014, Delphi Corporation issued $700 million in aggregate principal amount of 4.15% senior unsecured notes due 2024 (the "2014 Senior Notes") in a transaction registered under the Securities Act. The 2014 Senior Notes were priced at 99.649% of par, resulting in a yield to maturity of 4.193%. The proceeds were primarily utilized to redeem $500 million of 5.875% senior unsecured notes due 2019 and to repay a portion of the Tranche A Term Loan. Aptiv paid approximately $6 million of issuance costs in connection with the 2014 Senior Notes. Interest is payable semi-annually on March 15 and September 15 of each year to holders of record at the close of business on March 1 or September 1 immediately preceding the interest payment date.
On March 10, 2015, Aptiv PLC issued €700 million in aggregate principal amount of 1.50% Euro-denominated senior unsecured notes due 2025 (the “2015 Euro-denominated Senior Notes”) in a transaction registered under the Securities Act. The 2015 Euro-denominated Senior Notes were priced at 99.54% of par, resulting in a yield to maturity of 1.55%. The proceeds were primarily utilized to redeem the 6.125% Senior Notes, and to fund growth initiatives, such as acquisitions, and share repurchases. Aptiv incurred approximately $5 million of issuance costs in connection with the 2015 Euro-denominated Senior Notes. Interest is payable annually on March 10. The Company has designated the 2015 Euro-denominated Senior Notes as a net investment hedge of the foreign currency exposure of its investments in certain Euro-denominated wholly owned subsidiaries. Refer to Note 17. Derivatives and Hedging Activities to the audited consolidated financial statements contained herein for further information.
On November 19, 2015, Aptiv PLC issued $1.3 billion in aggregate principal amount of senior unsecured notes in a transaction registered under the Securities Act, comprised of $650 million of 3.15% senior unsecured notes due 2020 (the "3.15% Senior Notes") and $650 million of 4.25% senior unsecured notes due 2026 (the "4.25% Senior Notes") (collectively, the “2015 Senior Notes”). The 3.15% Senior Notes were priced at 99.784% of par, resulting in a yield to maturity of 3.197%, and the 4.25% Senior Notes were priced at 99.942% of par, resulting in a yield to maturity of 4.256%. The proceeds were primarily utilized to fund a portion of the cash consideration for the acquisition of HellermannTyton, as further described in Note. 20. Acquisitions and Divestitures to the audited consolidated financial statements contained herein, and for general corporate purposes, including the payment of fees and expenses associated with the HellermannTyton acquisition and the related financing transaction. Aptiv incurred approximately $8 million of issuance costs in connection with the 2015 Senior Notes. Interest on the 3.15% Senior Notes is payable semi-annually on May 19 and November 19 of each year to holders of record at the close of business on May 4 or November 4 immediately preceding the interest payment date. Interest on the 4.25% Senior Notes is payable semi-annually on January 15 and July 15 of each year to holders of record at the close of business on January 1 or July 1 immediately preceding the interest payment date.
On September 15, 2016, Aptiv PLC issued €500 million in aggregate principal amount of 1.60% Euro-denominated senior unsecured notes due 2028 (the “2016 Euro-denominated Senior Notes”) in a transaction registered under the Securities Act. The 2016 Euro-denominated Senior Notes were priced at 99.881% of par, resulting in a yield to maturity of 1.611%. The proceeds, together with proceeds from the 2016 Senior Notes described below, were utilized to redeem the 2013 Senior Notes. Aptiv incurred approximately $4 million of issuance costs in connection with the 2016 Euro-denominated Senior Notes. Interest is payable annually on September 15. The Company has designated the 2016 Euro-denominated Senior Notes as a net investment hedge of the foreign currency exposure of its investments in certain Euro-denominated wholly-owned subsidiaries. Refer to Note. 17. Derivatives and Hedging Activities for further information.
On September 20, 2016, Aptiv PLC issued $300 million in aggregate principal amount of 4.40% senior unsecured notes due 2046 (the “2016 Senior Notes”) in a transaction registered under the Securities Act. The 2016 Senior Notes were priced at 99.454% of par, resulting in a yield to maturity of 4.433%. The proceeds, together with proceeds from the 2016 Euro-

denominated Senior Notes, were utilized to redeem the 2013 Senior Notes. Aptiv incurred approximately $3 million of issuance costs in connection with the 2016 Senior Notes. Interest is payable semi-annually on April 1 and October 1 of each year to holders of record at the close of business on March 15 or September 15 immediately preceding the interest payment date.
Although the specific terms of each indenture governing each series of senior notes vary, the indentures contain certain restrictive covenants, including with respect to Aptiv's (and Aptiv's subsidiaries) ability to incur liens, enter into sale and leaseback transactions and merge with or into other entities. As of December 31, 2017, the Company was in compliance with the provisions of all series of the outstanding senior notes.
The 2013 Senior Notes and the 2014 Senior Notes were issued by Delphi Corporation. The 2014 Senior Notes are, and prior to their redemption, the 2013 Senior Notes were, fully and unconditionally guaranteed, jointly and severally, by Aptiv PLC and by certain of Aptiv PLC's direct and indirect subsidiaries which are directly or indirectly 100% owned by Aptiv PLC, subject to customary release provisions (other than in the case of Aptiv PLC). The 2015 Euro-denominated Senior Notes, 2015 Senior Notes, 2016 Euro-denominated Senior Notes and 2016 Senior Notes issued by Aptiv PLC are fully and unconditionally guaranteed, jointly and severally, by certain of Aptiv PLC's direct and indirect subsidiaries (including Delphi Corporation), which are directly or indirectly 100% owned by Aptiv PLC, subject to customary release provisions. Refer to Note 22. Supplemental Guarantor and Non-Guarantor Condensed Consolidating Financial Statements for additional information.
Other Financing
Receivable factoring—Aptiv maintains a €300 million European accounts receivable factoring facility that is available on a committed basis. This facility is accounted for as short-term debt and borrowings are subject to the availability of eligible accounts receivable. Collateral is not required related to these trade accounts receivable. This program renews on a non-committed, indefinite basis unless terminated by either party. Borrowings bear interest at Euro Interbank Offered Rate ("EURIBOR") plus 0.42% for borrowings denominated in Euros. Prior to December 2017, the availability under the European factoring facility was €400 million. No amounts were outstanding on the European accounts receivable factoring facility as of December 31, 2017 or December 31, 2016. The maximum amount drawn under the European facility during the year ended December 31, 2017 to manage working capital requirements was $298 million.
In addition, in 2016 one of the Company’s European subsidiaries factored, without recourse, receivables related to certain foreign research tax credits to a financial institution. These transactions were accounted for as true sales of the receivables, and the Company therefore derecognized approximately $4 million from other long-term assets in the consolidated balance sheet as of December 31, 2016, as a result of these transactions.
Capital leases and other—As of December 31, 2017 and December 31, 2016, approximately $42 million and approximately $34 million, respectively, of other debt issued by certain non-U.S. subsidiaries and capital lease obligations were outstanding.
Government programs—Aptiv commonly seeks manufacturing development and financial assistance incentive programs that may be awarded by government entities. Aptiv has numerous technology development programs that are competitively awarded from agencies of the U.S. Federal Government, primarily from the U.S. Department of Energy (“DOE”). We received approximately $1 million from Federal agencies in the year ended December 31, 2017 for work performed. These programs supplement our internal research and development funds and directly support our product focus of Safe, Green and Connected. We continue to pursue many technology development programs by bidding on competitively procured programs from DOE, as well as the U.S. Department of Transportation (“DOT”). Some of these programs were bid with us being the lead or “Prime Contractor”, and some were bid with us as a “Subrecipient” to the Prime Contractor. For the year ended December 31, 2017, Aptiv was awarded one new program with approximately $1 million of U.S. Government funds that will be received over the next 48 months.
Contractual Commitments
The following table summarizes our expected cash outflows resulting from financial contracts and commitments as of December 31, 2017, with amounts denominated in foreign currencies translated using foreign currency rates as of December 31, 2017. We have not included information on our recurring purchases of materials for use in our manufacturing operations. These amounts are generally consistent from year to year, closely reflect our levels of production, and are not long-term in nature. The amounts below exclude the gross liability for uncertain tax positions of $224 million as of December 31, 2017. We do not expect a significant payment related to these obligations to be made within the next twelve months. We are not able to provide a reasonably reliable estimate of the timing of future payments relating to the non-current portion of obligations associated with uncertain tax positions. For more information, refer to Note 14. Income Taxes to the audited consolidated financial statements included herein.

	Payments due by Period
	Total	2018	2019 & 2020	2021 & 2022	Thereafter
	(in millions)
Debt and capital lease obligations (excluding interest)	$4,180	$17	$715	$336	$3,112
Estimated interest costs related to debt and capital lease obligations	1,102	129	256	196	521
Operating lease obligations	447	97	138	101	111
Contractual commitments for capital expenditures	143	143	—	—	—
Other contractual purchase commitments, including information technology	224	72	111	41	—
Total	$6,096	$458	$1,220	$674	$3,744
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
Capital Expenditures
Supplier selection in the auto industry is generally finalized several years prior to the start of production of the vehicle. Therefore, current capital expenditures are based on customer commitments entered into previously, generally several years ago when the customer contract was awarded. As of December 31, 2017, we had approximately $143 million in outstanding cancellable and non-cancellable capital commitments. Capital expenditures by operating segment and geographic region for the periods presented were:

	Year Ended December 31,
	2017	2016	2015
	(in millions)
Signal and Power Solutions	$477	$458	$353
Advanced Safety and User Experience	196	131	102
Eliminations and Other (1)	25	68	48
Total capital expenditures	$698	$657	$503
North America	$301	$237	$186
Europe, Middle East & Africa	234	253	149
Asia Pacific	151	163	159
South America	12	4	9
Total capital expenditures	$698	$657	$503

(1)	Eliminations and Other includes capital expenditures amounts attributable to corporate administrative and support functions, including corporate headquarters and certain technical centers.
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
Operating activities—Net cash provided by operating activities from continuing operations totaled $1,106 million and $1,494 million for the year ended December 31, 2017 and 2016, respectively. Cash flow from operating activities from continuing operations for the year ended December 31, 2017 consisted primarily of net earnings from continuing operations of $1,063 million, increased by $597 million for non-cash charges for depreciation and amortization, pension and other postretirement benefit expenses, partially offset by $576 million related to changes in operating assets and liabilities, including $310 million paid to settle the Unsecured Creditors litigation, net of restructuring and pension contributions. Cash flow from operating activities from continuing operations for the year ended December 31, 2016 consisted primarily of net earnings from continuing operations of $868 million, increased by $594 million for non-cash charges for depreciation and amortization, pension and other postretirement benefit expenses and extinguishment of debt, and by $247 million related to changes in operating assets and liabilities, net of restructuring and pension contributions.
Net cash provided by operating activities from continuing operations totaled $1,140 million for the year ended December 31, 2015, which consisted of net earnings from continuing operations of $852 million, increased by $438 million for non-cash charges for depreciation and amortization, pension and other postretirement benefit expenses and extinguishment of debt, partially offset by $226 million related to changes in operating assets and liabilities, net of restructuring and pension contributions.
Investing activities—Net cash used in investing activities from continuing operations totaled $1,093 million and $412 million for the years ended December 31, 2017 and 2016, respectively. The increase in usage is primarily attributable to the $374 million for business acquisitions and technology investments, as compared to $18 million paid for acquisitions and investments during the year ended December 31, 2016. Additionally, capital expenditures increased $41 million during the year ended December 31, 2017 as compared to the year ended December 31, 2016. During 2016, net proceeds of $197 million were received from the sale of the Mechatronics business and $48 million received from the sale of discontinued operations.
Net cash used in investing activities from continuing operations totaled $1,429 million for the year ended December 31, 2015, which was primarily attributable to $1,654 million that was paid for business acquisitions in 2015, principally HellermannTyton. During 2015, net proceeds of $713 million were received from the sales of our wholly owned Thermal Systems business and KDAC joint venture.
Financing activities—Net cash provided by financing activities totaled $456 million for the year ended December 31, 2017 and net cash used in financing activities totaled $1,081 million for the year ended December 31, 2016. Cash flows provided by financing activities for the year ended December 31, 2017 primarily included the dividend received from Delphi Technologies in connection with the spin-off of $1,148 million, as well as other cash received from Delphi Technologies of $180 million, which was partially offset by $383 million paid to repurchase ordinary shares, $310 million of dividend payments and $24 million of contingent consideration payments. Cash flows used in financing activities for the year ended December 31, 2016 primarily included the net proceeds of approximately $852 million received from the issuance of the 2016 Euro-denominated Senior Notes and the 2016 Senior Notes, which were primarily utilized to redeem the $800 million 2013 Senior Notes, as well as $634 million paid to repurchase ordinary shares and $317 million of dividend payments.
Net cash used in financing activities totaled $284 million for the year ended December 31, 2015. Net proceeds of $1.3 billion were received from the issuance of the 2015 Senior Notes in order to fund a portion of the acquisition of HellermannTyton, and net proceeds of $753 million were received from the issuance of the 2015 Euro-denominated Senior Notes, which were partially utilized to redeem the 6.125% Senior Notes. Additionally, $1,159 million was paid to repurchase ordinary shares and $286 million of dividend payments were made in 2015.
Off-Balance Sheet Arrangements and Other Matters
We do not engage in any off-balance sheet financial arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Pension Benefits
Certain of our non-U.S. subsidiaries sponsor defined benefit pension plans, which generally provide benefits based on negotiated amounts for each year of service. Our primary non-U.S. plans are located in France, Germany, Mexico, Portugal and the United Kingdom ("U.K."). The U.K. and certain Mexican plans are funded. In addition, we have defined benefit plans in South Korea, Turkey and Italy for which amounts are payable to employees immediately upon separation. The obligations for these plans are recorded over the requisite service period. We anticipate making pension contributions and benefit payments of approximately $52 million for non-U.S. plans in 2018.
Aptiv sponsors a Supplemental Executive Retirement Program (“SERP”) for those employees who were U.S. executives of DPHH prior to September 30, 2008 and were still U.S. executives of the Company on October 7, 2009, the effective date of the program. This program is unfunded. Executives receive benefits over 5 years after an involuntary or voluntary separation from Aptiv. The SERP is closed to new members and was frozen effective September 30, 2008. There are no required contributions for the SERP in 2018, although we anticipate making benefit payments of approximately $10 million for the SERP in 2018.
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
As of December 31, 2017 and 2016, the undiscounted reserve for environmental investigation and remediation was approximately $4 million (which was recorded in other long-term liabilities) and $5 million (of which $1 million was recorded in accrued liabilities and $4 million was recorded in other long-term liabilities). Additionally, as of December 31, 2016, approximately $1 million of undiscounted reserve for environmental investigation and remediation attributable to discontinued operations was included within liabilities of discontinued operations. Aptiv cannot ensure that environmental requirements will not change or become more stringent over time or that its eventual environmental remediation costs and liabilities will not exceed the amount of its current reserves. In the event that such liabilities were to significantly exceed the amounts recorded, Aptiv’s results of operations could be materially affected.
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
Acquisitions
In accordance with accounting guidance for the provisions in Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 805, Business Combinations, we allocate the purchase price of an acquired business to its identifiable assets and liabilities based on estimated fair values. The excess of the purchase price over the amount allocated to the assets and liabilities, if any, is recorded as goodwill. In addition, an acquisition may include a contingent consideration component, such as our acquisition agreements for nuTonomy, Movimento, Control-Tec and Ottomatika. The fair value of the contingent consideration is estimated as of the date of the acquisition and is recorded as part of the purchase price. This estimate is updated in future periods and any changes in the estimate, which are not considered an adjustment to the purchase price, are recorded in our consolidated statements of operations.
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
The principal assumptions used to determine the pension expense and the actuarial value of the projected benefit obligation for the U.S. and non-U.S. pension plans were:
Assumptions used to determine benefit obligations at December 31:

	Pension Benefits
	U.S. Plans		Non-U.S. Plans
	2017	2016	2017	2016
Weighted-average discount rate	2.70%	2.70%	3.39%	2.83%
Weighted-average rate of increase in compensation levels	N/A	N/A	3.65%	3.86%
Assumptions used to determine net expense for years ended December 31:

	Pension Benefits
	U.S. Plans			Non-U.S. Plans
	2017	2016	2015	2017	2016	2015
Weighted-average discount rate	2.70%	2.70%	2.50%	2.83%	3.81%	3.67%
Weighted-average rate of increase in compensation levels	N/A	N/A	N/A	3.86%	3.67%	3.65%
Weighted-average expected long-term rate of return on plan assets	N/A	N/A	N/A	5.84%	5.84%	6.34%
We select discount rates by analyzing the results of matching each plan’s projected benefit obligations with a portfolio of high-quality fixed income investments rated AA- or higher by Standard and Poor’s.
Aptiv does not have any U.S. pension assets; therefore no U.S. asset rate of return calculation was necessary for 2017, 2016 or 2015. The primary funded non-U.S. plans are in the United Kingdom and Mexico. For the determination of 2017 expense, we assumed a long-term expected asset rate of return of approximately 5.50% and 7.50% for the United Kingdom and Mexico, respectively. We evaluated input from local actuaries and asset managers, including consideration of recent fund performance and historical returns, in developing the long-term rate of return assumptions. The assumptions for the United Kingdom and Mexico are primarily conservative long-term, prospective rates. To determine the expected return on plan assets, the market-related value of approximately 100% of our plan assets is actual fair value. The expected return on the remainder of our plan assets is determined by applying the expected long-term rate of return on assets to a calculated market-related value of these plan assets, which recognizes changes in the fair value of the plan assets in a systematic manner over five years.
Our pension expense for 2018 is determined at the December 31, 2017 measurement date. For purposes of analysis, the following table highlights the sensitivity of our pension obligations and expense attributable to continuing operations to changes in key assumptions:

Change in Assumption	Impact on Pension Expense	Impact on PBO
25 basis point (“bp”) decrease in discount rate	+ $2 million	+ $29 million
25 bp increase in discount rate	- $2 million	- $27 million
25 bp decrease in long-term expected return on assets	+ $1 million	—
25 bp increase in long-term expected return on assets	- $1 million	—

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
We review indefinite-lived intangible assets for impairment annually or more frequently if events or changes in circumstances indicate the assets might be impaired. Similar to the goodwill assessment described above, the Company first performs a qualitative assessment of whether it is more likely than not that an indefinite-lived intangible asset is impaired. If necessary, the Company then performs a quantitative impairment test by comparing the estimated fair value of the asset, based upon its forecasted cash flows, to its carrying value. Other intangible assets with definite lives are amortized over their useful lives and are subject to impairment testing only if events or circumstances indicate that the asset might be impaired, as described above.
Inventories
Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or net realizable value, including direct material costs and direct and indirect manufacturing costs. Refer to Note 3. Inventories to the audited consolidated financial statements included herein. Obsolete inventory is identified based on analysis of inventory for known obsolescence issues, and, as of December 31, 2017, the market value of inventory on hand in excess of one year’s supply is generally fully-reserved.
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
As of December 31, 2017 and 2016, we were in a net derivative asset (liability) position of $12 million and $(37) million, respectively, and there were no adjustments recorded for nonperformance risk based on the application of peer companies’ CDS rates and because Aptiv’s exposures were to counterparties with investment grade credit ratings. Refer to Note 17. Derivatives and Hedging Activities to the audited consolidated financial statements included herein for more information.
Share-Based Compensation
The Aptiv PLC Long Term Incentive Plan, as amended and restated effective April 23, 2015 (“PLC LTIP”) allows for the grant of share-based awards for long-term compensation to the employees, directors, consultants and advisors of the Company (further discussed in Note 21. Share-Based Compensation to the audited consolidated financial statements included herein). Grants of restricted stock units (“RSUs”) to Aptiv's executives have been made under the PLC LTIP in each year from 2012 to 2017, and are expected to continue to be made annually. The RSU awards include a time-based vesting portion and a performance-based vesting portion. The performance-based vesting portion includes performance and market conditions in addition to service conditions. We determine the grant date fair value of the RSUs based on the closing price of the Company's ordinary shares on the date of the grant of the award and a contemporaneous valuation performed by an independent valuation specialist with respect to certain market conditions that impact the performance-based vesting portion of the RSUs. We recognize compensation expense based upon the grant date fair value of the awards applied to the Company's best estimate of ultimate performance against the respective targets on a straight-line basis over the requisite vesting period of the awards, adjusted for an estimate for forfeitures. The performance conditions require management to make assumptions regarding the likelihood of achieving certain performance goals. Changes in these performance assumptions, as well as differences in actual results from management's estimates, could result in estimated or actual fair values different from previously estimated fair values, which could materially impact the Company's future results of operations and financial condition.
Modifications to the terms of share-based awards are treated as an exchange of the original award for a new award with the resulting total compensation cost equal to the grant-date fair value of the original award plus the incremental value of the modification to the award. The calculation of the incremental value is based on the excess of the fair value of the new (modified) award based on current circumstances over the fair value of the original award measured immediately before its terms are modified based on current circumstances. To the extent there is incremental compensation cost relating to the newly modified award, it is recognized ratably over the requisite service period
Refer to Note 21. Share-Based Compensation to the audited consolidated financial statements included herein for additional information.
Recently Issued Accounting Pronouncements
Refer to Note 2. Significant Accounting Policies to the audited consolidated financial statements included herein for a complete description of recent accounting standards which we have not yet been required to implement which may be applicable to our operations. Additionally, the significant accounting standards that have been adopted during the year ended December 31, 2017 are described.
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
Currency Exchange Rate Risk
Currency exposures may impact future earnings and/or operating cash flows. We have currency exposures related to buying, selling and financing in currencies other than the local functional currencies in which we operate ("transactional exposure"). We also have currency exposures related to the translation of the financial statements of our foreign subsidiaries that use the local currency as their functional currency into U.S. dollars, the Company's reporting currency ("translational exposure"). The impact of translational exposure is recorded within currency translation adjustment in the Consolidated Statements of Comprehensive Income. During the year ended December 31, 2017, the foreign currency translation adjustment gain of $315 million was primarily due to the impact of a weakening U.S. dollar, which decreased approximately 14% in relation to the Euro and 6% in relation to the Chinese Yuan Renminbi from December 31, 2016.
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
In some instances, we choose to reduce our transactional exposures through financial instruments (hedges) that provide offsets or limits to our exposures. Currently our most significant hedged currency exposures relate to the Mexican Peso, Chinese Yuan Renminbi, Polish Zloty and Turkish Lira. As of December 31, 2017 and December 31, 2016 the net fair value liability of all financial instruments, including hedges and underlying transactions, with exposure to currency risk was approximately $1,397 million and $998 million, respectively. The potential loss or gain in fair value for such financial instruments from a hypothetical 10% adverse or favorable change in quoted currency exchange rates would be approximately $156 million and $97 million at December 31, 2017 and 2016, respectively. The impact of a 10% change in rates on fair value differs from a 10% change in the net fair value asset due to the existence of hedges. The model assumes a parallel shift in currency exchange rates; however, currency exchange rates rarely move in the same direction. The assumption that currency exchange rates change in a parallel fashion may overstate the impact of changing currency exchange rates on assets and liabilities denominated in currencies other than the U.S. dollar.
Commodity Price Risk
Commodity swaps/average rate forward contracts are executed to offset a portion of our exposure to the potential change in prices mainly for various non-ferrous metals used in the manufacturing of automotive components, primarily copper. The net fair value of our contracts was an asset of approximately $35 million and $11 million at December 31, 2017 and 2016, respectively. If the price of the commodities that are being hedged by our commodity swaps/average rate forward contracts changed adversely or favorably by 10%, the fair value of our commodity swaps/average rate forward contracts would decrease or increase by $19 million and $14 million at December 31, 2017 and 2016, respectively. A 10% change in the net fair value liability differs from a 10% change in rates on fair value due to the relative differences between the underlying commodity prices and the prices in place in our commodity swaps/average rate forward contracts. These amounts exclude the offsetting impact of the price risk inherent in the physical purchase of the underlying commodities.
Interest Rate Risk
Our exposure to market risk associated with changes in interest rates relates primarily to our debt obligations. We do not use interest rate swap or other derivative contracts to manage our exposure to fluctuations in interest rates. As of December 31, 2017, we had approximately $398 million of floating rate debt, related to the Credit Agreement. The Credit Agreement carries an interest rate, at our option, on Tranche A term loan borrowings of either (a) the ABR plus 0.25% per annum, or (b) LIBOR plus 1.25% per annum, and on Revolving Credit Facility borrowings of either (a) the ABR plus 0.10% per annum, or (b) LIBOR plus 1.10% per annum.

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
The table below indicates interest rate sensitivity on interest expense to floating rate debt based on amounts outstanding as of December 31, 2017.

Tranche A Term Loan
Change in Rate	(impact to annual interest expense, in millions)
25 bps decrease	- $1
25 bps increase	+$1

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Aptiv PLC

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Aptiv PLC (the Company) as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2017 and 2016, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 5, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company‘s management. Our responsibility is to express an opinion on the Company‘s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2006
Detroit, Michigan
February 5, 2018

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Aptiv PLC

Opinion on Internal Control over Financial Reporting

We have audited Aptiv PLC’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Aptiv PLC (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Aptiv PLC as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2017 and related footnotes and schedule and our report dated February 5, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ Ernst & Young LLP
Detroit, Michigan
February 5, 2018

APTIV PLC
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2017	2016	2015
	(in millions, except per share amounts)
Net sales	$12,884	$12,274	$10,864
Operating expenses:
Cost of sales	10,270	9,527	8,691
Selling, general and administrative	952	924	803
Amortization	117	117	70
Restructuring (Note 10)	129	167	65
Total operating expenses	11,468	10,735	9,629
Operating income	1,416	1,539	1,235
Interest expense	(140)	(155)	(124)
Other expense, net (Note 19)	(21)	(384)	(114)
Income from continuing operations before income taxes and equity income	1,255	1,000	997
Income tax expense	(223)	(167)	(161)
Income from continuing operations before equity income	1,032	833	836
Equity income, net of tax	31	35	16
Income from continuing operations	1,063	868	852
Income from discontinued operations, net of tax (Note 25)	365	458	683
Net income	1,428	1,326	1,535
Net income attributable to noncontrolling interest	73	69	85
Net income attributable to Aptiv	$1,355	$1,257	$1,450

Amounts attributable to Aptiv:
Income from continuing operations	$1,021	$834	$813
Income from discontinued operations	334	423	637
Net income	$1,355	$1,257	$1,450

Basic net income per share:
Continuing operations	$3.82	$3.05	$2.85
Discontinued operations	1.25	1.55	2.23
Basic net income per share attributable to Aptiv	$5.07	$4.60	$5.08
Weighted average number of basic shares outstanding	267.16	273.02	285.20

Diluted net income per share:
Continuing operations	$3.81	$3.05	$2.84
Discontinued operations	1.25	1.54	2.22
Diluted net income per share attributable to Aptiv	$5.06	$4.59	$5.06
Weighted average number of diluted shares outstanding	268.03	273.70	286.64

Cash dividends declared per share	$1.38	$1.16	$1.00
See notes to consolidated financial statements.

APTIV PLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2017	2016	2015
	(in millions)
Net income	$1,428	$1,326	$1,535
Other comprehensive income (loss):
Currency translation adjustments	315	(147)	(344)
Net change in unrecognized gain (loss) on derivative instruments, net of tax (Note 17)	15	95	(28)
Employee benefit plans adjustment, net of tax (Note 12)	11	(139)	64
Other comprehensive income (loss)	341	(191)	(308)
Comprehensive income	1,769	1,135	1,227
Comprehensive income attributable to noncontrolling interests	83	60	69
Comprehensive income attributable to Aptiv	$1,686	$1,075	$1,158
See notes to consolidated financial statements.

APTIV PLC
CONSOLIDATED BALANCE SHEETS

	December 31,
	2017	2016
	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$1,596	$737
Restricted cash	1	1
Accounts receivable, net	2,440	2,130
Inventories (Note 3)	1,083	859
Other current assets (Note 4)	521	302
Current assets of discontinued operations (Note 25)	—	1,390
Total current assets	5,641	5,419
Long-term assets:
Property, net (Note 6)	2,804	2,325
Investments in affiliates	91	67
Intangible assets, net (Note 7)	1,219	1,148
Goodwill (Note 7)	1,944	1,502
Other long-term assets (Note 4)	470	280
Long-term assets of discontinued operations (Note 25)	—	1,551
Total long-term assets	6,528	6,873
Total assets	$12,169	$12,292
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt (Note 11)	$17	$10
Accounts payable	2,227	1,820
Accrued liabilities (Note 8)	1,296	1,242
Current liabilities of discontinued operations (Note 25)	—	1,076
Total current liabilities	3,540	4,148
Long-term liabilities:
Long-term debt (Note 11)	4,132	3,953
Pension benefit obligations	454	439
Other long-term liabilities (Note 8)	526	371
Long-term liabilities of discontinued operations (Note 25)	—	618
Total long-term liabilities	5,112	5,381
Total liabilities	8,652	9,529
Commitments and contingencies (Note 13)
Shareholders’ equity:
Preferred shares, $0.01 par value per share, 50,000,000 shares authorized, none issued and outstanding	—	—
Ordinary shares, $0.01 par value per share, 1,200,000,000 shares authorized, 265,839,794 and 269,789,959 issued and outstanding as of December 31, 2017 and December 31, 2016, respectively	3	3
Additional paid-in-capital	1,649	1,633
Retained earnings	2,118	1,980
Accumulated other comprehensive loss (Note 16)	(471)	(1,215)
Total Aptiv shareholders’ equity	3,299	2,401
Noncontrolling interest	218	362
Total shareholders’ equity	3,517	2,763
Total liabilities and shareholders’ equity	$12,169	$12,292
See notes to consolidated financial statements.

APTIV PLC
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2017	2016	2015
	(in millions)
Cash flows from operating activities:
Net income	$1,428	$1,326	$1,535
Income from discontinued operations, net of tax	365	458	683
Income from continuing operations	1,063	868	852
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	429	372	274
Amortization	117	117	70
Amortization of deferred debt issuance costs	7	9	11
Restructuring expense, net of cash paid	2	77	(16)
Deferred income taxes	(26)	(121)	(6)
Pension and other postretirement benefit expenses	51	32	36
Income from equity method investments, net of dividends received	(18)	(18)	1
Loss on extinguishment of debt	—	73	58
(Gain) loss on sale of assets	(3)	(147)	3
Share-based compensation	62	62	67
Changes in operating assets and liabilities:
Accounts receivable, net	(287)	(207)	(183)
Inventories	(224)	(45)	(14)
Other assets	(187)	51	(6)
Accounts payable	268	35	142
Accrued and other long-term liabilities	(72)	440	(101)
Other, net	(36)	(61)	(11)
Pension contributions	(40)	(43)	(37)
Net cash provided by operating activities from continuing operations	1,106	1,494	1,140
Net cash provided by operating activities from discontinued operations	362	447	563
Net cash provided by operating activities	1,468	1,941	1,703
Cash flows from investing activities:
Capital expenditures	(698)	(657)	(503)
Proceeds from sale of property / investments	7	19	7
Net proceeds from divestiture of discontinued operations	—	48	713
Proceeds from business divestitures, net of payments of $14 in 2015	—	197	11
Cost of business acquisitions, net of cash acquired	(324)	(15)	(1,654)
Cost of technology investments	(50)	(3)	(3)
Settlement of derivatives	(28)	(1)	—
Net cash used in investing activities from continuing operations	(1,093)	(412)	(1,429)
Net cash used in investing activities from discontinued operations	(159)	(166)	(270)
Net cash used in investing activities	(1,252)	(578)	(1,699)
Cash flows from financing activities:
Net repayments under other short-term debt agreements	(17)	(34)	(214)
Repayment of senior notes	—	(862)	(546)
Proceeds from issuance of senior notes, net of issuance costs	796	852	2,043
Contingent consideration and deferred acquisition purchase price payments	(24)	(4)	—
Dividend payments of consolidated affiliates to minority shareholders	(38)	(42)	(63)
Repurchase of ordinary shares	(383)	(634)	(1,159)
Distribution of cash dividends	(310)	(317)	(286)
Dividend received from spin-off of Delphi Technologies	1,148	—	—
Cash transferred to Delphi Technologies related to spin-off	(863)	—	—
Cash transferred from Delphi Technologies related to spin-off	180	—	—
Taxes withheld and paid on employees' restricted share awards	(33)	(40)	(59)
Net cash provided by (used in) financing activities	456	(1,081)	(284)
Effect of exchange rate fluctuations on cash and cash equivalents	86	(23)	(45)
Increase (decrease) in cash and cash equivalents	758	259	(325)
Cash and cash equivalents at beginning of the year	838	579	904
Cash and cash equivalents at end of the year	$1,596	$838	$579
Cash and cash equivalents of discontinued operations	$—	$101	$152
Cash and cash equivalents of continuing operations	$1,596	$737	$427
See notes to consolidated financial statements.

APTIV PLC
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

	Ordinary Shares
	Number of Shares	Amount	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Aptiv Shareholders’ Equity	Noncontrolling Interest	Total Shareholders’ Equity
	(in millions)
Balance at December 31, 2014	291	$3	$1,700	$1,548	$(741)	$2,510	$503	$3,013
Net income	—	—	—	1,450	—	1,450	85	1,535
Other comprehensive loss	—	—	—	—	(292)	(292)	(16)	(308)
Dividends on ordinary shares	—	—	4	(290)	—	(286)	—	(286)
Dividend payments of consolidated affiliates to minority shareholders	—	—	—	—	—	—	(89)	(89)
Taxes withheld on employees' restricted share award vestings	—	—	(59)	—	—	(59)	—	(59)
Repurchase of ordinary shares	(15)	—	(78)	(1,081)	—	(1,159)	—	(1,159)
Share-based compensation	2	—	75	—	—	75	—	75
Excess tax benefits on share-based compensation	—	—	11	—	—	11	—	11
Balance at December 31, 2015	278	$3	$1,653	$1,627	$(1,033)	$2,250	$483	$2,733
Net income	—	—	—	1,257	—	1,257	69	1,326
Other comprehensive loss	—	—	—	—	(182)	(182)	(9)	(191)
Dividends on ordinary shares	—	—	3	(320)	—	(317)	—	(317)
Dividend payments of consolidated affiliates to minority shareholders	—	—	—	—	—	—	(80)	(80)
Taxes withheld on employees' restricted share award vestings	—	—	(40)	—	—	(40)	—	(40)
Repurchase of ordinary shares	(10)	—	(51)	(584)	—	(635)	—	(635)
Divestiture of business	—	—	—	—	—	—	(101)	(101)
Share-based compensation	2	—	68	—	—	68	—	68
Balance at December 31, 2016	270	$3	$1,633	$1,980	$(1,215)	$2,401	$362	$2,763
Net income	—	—	—	1,355	—	1,355	73	1,428
Other comprehensive income	—	—	—	—	331	331	10	341
Dividends on ordinary shares	—	—	4	(373)	—	(369)	—	(369)
Dividend payments of consolidated affiliates to minority shareholders	—	—	—	—	—	—	(67)	(67)
Taxes withheld on employees' restricted share award vestings	—	—	(33)	—	—	(33)	—	(33)
Repurchase of ordinary shares	(5)	—	(25)	(358)	—	(383)	—	(383)
Distribution of Delphi Technologies	—	—	—	(1,814)	413	(1,401)	(160)	(1,561)
Dividend received from spin-off of Delphi Technologies	—	—	—	1,148	—	1,148	—	1,148
Cash transferred from Delphi Technologies related to spin-off	—	—	—	180	—	180	—	180
Share-based compensation	1	—	70	—	—	70	—	70
Balance at December 31, 2017	266	$3	$1,649	$2,118	$(471)	$3,299	$218	$3,517
See notes to consolidated financial statements.

APTIV PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. GENERAL
General and basis of presentation—“Aptiv,” the “Company,” “we,” “us” and “our” refer to Aptiv PLC, a public limited company which was formed under the laws of Jersey on May 19, 2011 as Delphi Automotive PLC, which together with its subsidiaries acquired certain assets of the former Delphi Corporation and completed an initial public offering on November 22, 2011. The former Delphi Corporation (now known as DPH Holdings Corp. (“DPHH”)) and, as the context may require, its subsidiaries and affiliates, are also referred to herein as “Old Delphi.” On December 4, 2017 (the “Distribution Date”), the Company completed the separation (the “Separation”) of its former Powertrain Systems segment by distributing to Aptiv shareholders on a pro rata basis all of the issued and outstanding ordinary shares of Delphi Technologies PLC (“Delphi Technologies”), a public limited company formed to hold the spun-off business. To effect the Separation, the Company distributed to its shareholders one ordinary share of Delphi Technologies for every three Aptiv ordinary shares outstanding as of November 22, 2017, the record date for the distribution. Following the Separation, the remaining company changed its name to Aptiv PLC and New York Stock Exchange ("NYSE") symbol to "APTV." Also, as a result of the Separation, Delphi Technologies became an independent public company trading on the NYSE under the symbol "DLPH" as of the Distribution Date. Delphi Technologies' historical financial results through the Distribution Date are reflected in the Company’s consolidated financial statements as a discontinued operation, as more fully described in Note 25. Discontinued Operations.
The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).
Nature of operations—Aptiv is a leading global technology and mobility company serving the automotive sector. We design and manufacture vehicle components and provide electrical, electronic and active safety technology solutions to the global automotive and commercial vehicle markets. Aptiv is one of the largest vehicle component manufacturers, and its customers include all 25 of the largest automotive original equipment manufacturers (“OEMs”) in the world. Aptiv operates 109 major manufacturing facilities and 14 major technical centers utilizing a regional service model that enables the Company to efficiently and effectively serve its global customers from best cost countries. Aptiv has a presence in 45 countries and has approximately16,000 scientists, engineers and technicians focused on developing market relevant product solutions for its customers. In line with the long term growth in emerging markets, Aptiv has been increasing its focus on these markets, particularly in China, where the Company has a major manufacturing base and strong customer relationships.
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
On December 4, 2017, the Company completed the Separation of its former Powertrain Systems segment by distributing to Aptiv shareholders on a pro rata basis all of the outstanding ordinary shares of Delphi Technologies PLC (“Delphi Technologies”), a public limited company formed to hold the spun-off business. To effect the Separation, the Company distributed to its shareholders one ordinary share of Delphi Technologies for every three Aptiv ordinary shares outstanding as of November 22, 2017, the record date for the distribution. Following the Separation, the remaining company changed its name to Aptiv PLC.

2. SIGNIFICANT ACCOUNTING POLICIES
Consolidation—The consolidated financial statements include the accounts of Aptiv and U.S. and non-U.S. subsidiaries in which Aptiv holds a controlling financial or management interest and variable interest entities of which Aptiv has determined that it is the primary beneficiary. Aptiv’s share of the earnings or losses of non-controlled affiliates, over which Aptiv exercises significant influence (generally a 20% to 50% ownership interest), is included in the consolidated operating results using the equity method of accounting. When Aptiv does not have the ability to exercise significant influence (generally when ownership interest is less than 20%), investments in non-consolidated affiliates are accounted for using the cost method. All significant intercompany transactions and balances between consolidated Aptiv businesses have been eliminated. The Company monitors its investments in affiliates for indicators of other-than-temporary declines in value on an ongoing basis. If the Company determines that such a decline has occurred, an impairment loss is recorded, which is measured as the difference between carrying value and estimated fair value. Estimated fair value is generally determined using an income approach based on discounted cash flows or negotiated transaction values.
During the years ended December 31, 2017, 2016 and 2015, Aptiv received dividends of $15 million, $17 million and $17 million, respectively, from its equity method investments. The dividends were recognized as a reduction to the investment and represented a return on investment included in cash flows from operating activities from continuing operations.
Investments in affiliates accounted for under the cost method totaled $56 million and $6 million as of December 31, 2017 and 2016, respectively, and are classified within other long-term assets in the consolidated balance sheet. Refer to Note 5. Investments in Affiliates for further information.
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
Revenue recognition—Sales are recognized when there is evidence of a sales agreement, the delivery of goods has occurred, the sales price is fixed or determinable and the collectability of revenue is reasonably assured. Sales are generally recorded upon shipment of product to customers and transfer of title under standard commercial terms. In addition, if Aptiv enters into retroactive price adjustments with its customers, these reductions to revenue are recorded when they are determined to be probable and estimable. From time to time, Aptiv enters into pricing agreements with its customers that provide for price reductions, some of which are conditional upon achieving certain joint cost saving targets. In these instances, revenue is recognized based on the agreed-upon price at the time of shipment.
Sales incentives and allowances are recognized as a reduction to revenue at the time of the related sale. In addition, from time to time, Aptiv makes payments to customers in conjunction with ongoing and future business. These payments to customers are generally recognized as a reduction to revenue at the time of the commitment to make these payments.
Shipping and handling fees billed to customers are included in net sales, while costs of shipping and handling are included in cost of sales.
Aptiv collects and remits taxes assessed by different governmental authorities that are both imposed on and concurrent with a revenue-producing transaction between the Company and the Company’s customers. These taxes may include, but are not limited to, sales, use, value-added, and some excise taxes. Aptiv reports the collection of these taxes on a net basis (excluded from revenues).
Net income per share—Basic net income per share is computed by dividing net income attributable to Aptiv by the weighted–average number of ordinary shares outstanding during the period. Diluted net income per share reflects the weighted average dilutive impact of all potentially dilutive securities from the date of issuance and is computed using the treasury stock method by dividing net income attributable to Aptiv by the diluted weighted-average number of ordinary shares outstanding. Unless otherwise noted, share and per share amounts included in these notes are on a diluted basis. Refer to Note 15. Shareholders’ Equity and Net Income Per Share for additional information including the calculation of basic and diluted net income per share.
Research and development—Costs are incurred in connection with research and development programs that are expected to contribute to future earnings. Such costs are charged against income as incurred. Total research and development expenses, including engineering, net of customer reimbursements, were approximately $882 million, $788 million and $720 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Cash and cash equivalents—Cash and cash equivalents are defined as short-term, highly liquid investments with original maturities of three months or less.
Restricted cash—Restricted cash includes balances on deposit at financial institutions that have issued letters of credit in favor of Aptiv.
Accounts receivable—Aptiv enters into agreements to sell certain of its accounts receivable, primarily in Europe. Sales of receivables are accounted for in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 860, Transfers and Servicing ("ASC 860"). Agreements which result in true sales of the transferred receivables, as defined in ASC 860, which occur when receivables are transferred without recourse to the Company, are excluded from amounts reported in the consolidated balance sheets. Cash proceeds received from such sales are included in operating cash flows. Agreements that allow Aptiv to maintain effective control over the transferred receivables and which do not qualify as a sale, as defined in ASC 860, are accounted for as secured borrowings and recorded in the consolidated balance sheets within accounts receivable, net and short-term debt. The expenses associated with receivables factoring are recorded in the consolidated statements of operations within interest expense.
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
The allowance for doubtful accounts is established based upon analysis of trade receivables for known collectability issues, the aging of the trade receivables at the end of each period and, generally, all accounts receivable balances greater than 90 days past due are fully reserved. As of December 31, 2017 and 2016, the allowance for doubtful accounts was $34 million and $33 million, respectively, and the provision for doubtful accounts was $23 million, $22 million, and $6 million for the years ended December 31, 2017, 2016 and 2015, respectively.
Inventories—As of December 31, 2017 and 2016, inventories are stated at the lower of cost, determined on a first-in, first-out basis, or net realizable value, including direct material costs and direct and indirect manufacturing costs. Refer to Note 3. Inventories for additional information. Obsolete inventory is identified based on analysis of inventory for known obsolescence issues, and, generally, the market value of inventory on hand in excess of one year’s supply is fully-reserved.
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
Pre-production costs related to long-term supply agreements—The Company incurs pre-production engineering, development and tooling costs related to products produced for its customers under long-term supply agreements. Engineering, testing and other costs incurred in the design and development of production parts are expensed as incurred, unless the costs are reimbursable, as specified in a customer contract. As of December 31, 2017 and 2016, $99 million and $73 million of such contractually reimbursable costs were capitalized, respectively. These amounts are recorded within other current and other long-term assets in the consolidated balance sheets, as further detailed in Note 4. Assets.
Special tools represent Aptiv-owned tools, dies, jigs and other items used in the manufacture of customer components that will be sold under long-term supply arrangements, the costs of which are capitalized within property, plant and equipment if the Company has title to the assets. Special tools also include capitalized unreimbursed pre-production tooling costs related to customer-owned tools for which the customer has provided Aptiv a non-cancellable right to use the tool. Aptiv-owned special tools balances are depreciated over the expected life of the special tool or the life of the related vehicle program, whichever is shorter. The unreimbursed costs incurred related to customer-owned special tools that are not subject to reimbursement are capitalized and depreciated over the expected life of the special tool or the life of the related vehicle program, whichever is shorter. At December 31, 2017 and 2016, the special tools balance, net of accumulated depreciation, was $445 million and $373 million, respectively, included within property, net in the consolidated balance sheets. As of December 31, 2017 and 2016, the Aptiv-owned special tools balances were $338 million and $303 million, respectively, and the customer-owned special tools balances were $107 million and $70 million, respectively.

Valuation of long-lived assets—The carrying value of long-lived assets held for use, including definite-lived intangible assets, is periodically evaluated when events or circumstances warrant such a review. The carrying value of a long-lived asset held for use is considered impaired when the anticipated separately identifiable undiscounted cash flows from the asset are less than the carrying value of the asset. In that event, a loss is recognized based on the amount by which the carrying value exceeds the estimated fair value of the long-lived asset. Impairment losses on long-lived assets held for sale are recognized if the carrying value of the asset is in excess of the asset's estimated fair value, reduced for the cost to dispose of the asset. Fair value of long-lived assets is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved (an income approach), and in certain situations Aptiv’s review of appraisals (a market approach). Refer to Note 6. Property, Net for additional information.
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
Assets and liabilities of a discontinued operation are reclassified for all comparative periods presented in the consolidated balance sheet. For assets that meet the held for sale criteria but do not meet the definition of a discontinued operation, the Company reclassifies the assets and liabilities in the period in which the held for sale criteria are met, but does not reclassify prior period amounts.
Refer to Note 25. Discontinued Operations for further information regarding the Company's assets and liabilities held for sale.
Intangible assets—The Company amortizes definite-lived intangible assets over their estimated useful lives. The Company has definite-lived intangible assets related to patents and developed technology, customer relationships and trade names. Indefinite-lived in-process research and development intangible assets are not amortized, but are tested for impairment annually, or more frequently when indicators of potential impairment exist, until the completion or abandonment of the associated research and development efforts. Upon completion of the projects, the assets will be amortized over the expected economic life of the asset, which will be determined on that date. Should the project be determined to be abandoned, and if the asset developed has no alternative use, the full value of the asset will be charged to expense. The Company also has intangible assets related to acquired trade names that are classified as indefinite-lived when there are no foreseeable limits on the periods of time over which they are expected to contribute cash flows. These indefinite-lived trade name assets are tested for impairment annually, or more frequently when indicators of potential impairment exist. Costs to renew or extend the term of acquired intangible assets are recognized as expense as incurred. No intangible asset impairments were recorded in 2017, 2016 or 2015. Refer to Note 7. Intangible Assets and Goodwill for additional information.
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
Goodwill impairment—In the fourth quarter of 2017, 2016 and 2015, the Company completed a qualitative goodwill impairment assessment, and after evaluating the results, events and circumstances of the Company, the Company concluded that sufficient evidence existed to assert qualitatively that it was more likely than not that the estimated fair value of each reporting unit remained in excess of its carrying values. Therefore, a two-step impairment assessment was not necessary. No goodwill impairments were recorded in 2017, 2016 or 2015. Refer to Note 7. Intangible Assets and Goodwill for additional information.
Discontinued operations—The Company reports financial results for discontinued operations separately from continuing operations to distinguish the financial impact of disposal transactions from ongoing operations. Discontinued operations reporting occurs only when the disposal of a component or a group of components of the Company represents a strategic shift that will have a major effect on the Company's operations and financial results. During the year ended December 31, 2017, the Company completed the Separation of its former Powertrain Systems segment by means of a spin-off into Delphi Technologies PLC, a new, independent, public company. During the year ended December 31, 2015, Aptiv completed the divestitures of the Company's wholly owned Thermal Systems business and the Company's interest in its KDAC joint venture. During the year ended December 31, 2016, Aptiv completed the divestiture of its interest in its Shanghai Delphi Automotive Air Conditioning ("SDAAC") joint venture. Aptiv's interests in the KDAC and SDAAC joint ventures were previously reported within the Thermal Systems segment. Accordingly, the assets and liabilities, operating results and operating and investing cash flows for the previously reported Powertrain Systems and Thermal Systems segments are presented as discontinued operations separate from the Company’s continuing operations and segment results for all periods presented in these consolidated financial statements and the notes to the consolidated financial statements, unless otherwise noted. Refer to Note 25. Discontinued Operations for further information regarding the Company's discontinued operations.
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
Foreign currency translation—Assets and liabilities of non-U.S. subsidiaries that use a currency other than U.S. dollars as their functional currency are translated to U.S. dollars at end-of-period currency exchange rates. The consolidated statements of operations of non-U.S. subsidiaries are translated to U.S. dollars at average-period currency exchange rates. The effect of translation for non-U.S. subsidiaries is generally reported in other comprehensive income ("OCI"). The effect of remeasurement of assets and liabilities of non-U.S. subsidiaries that use the U.S. dollar as their functional currency is primarily included in cost of sales. Also included in cost of sales are gains and losses arising from transactions denominated in a currency other than the functional currency of a particular entity. Net foreign currency transaction (losses) gains of $(13) million, $11 million and $13 million were included in the consolidated statements of operations for the years ended December 31, 2017, 2016 and 2015. The accumulated foreign currency translation adjustment related to an investment in a foreign subsidiary is reclassified to net income upon sale or upon complete or substantially complete liquidation of the respective entity.
Restructuring—Aptiv continually evaluates alternatives to align the business with the changing needs of its customers and to lower operating costs. This includes the realignment of its existing manufacturing capacity, facility closures, or similar actions, either in the normal course of business or pursuant to significant restructuring programs. These actions may result in employees receiving voluntary or involuntary employee termination benefits, which are mainly pursuant to union or other contractual agreements. Voluntary termination benefits are accrued when an employee accepts the related offer. Involuntary termination benefits are accrued upon the commitment to a termination plan and when the benefit arrangement is communicated to affected employees, or when liabilities are determined to be probable and estimable, depending on the existence of a substantive plan for severance or termination. Contract termination costs are recorded when contracts are terminated or when Aptiv ceases to use the leased facility and no longer derives economic benefit from the contract. All other exit costs are expensed as incurred. Refer to Note 10. Restructuring for additional information.
Environmental liabilities—Environmental remediation liabilities are recognized when a loss is probable and can be reasonably estimated. Such liabilities generally are not subject to insurance coverage. The cost of each environmental remediation is estimated by engineering, financial, and legal specialists based on current law and considers the estimated cost of investigation and remediation required and the likelihood that, where applicable, other responsible parties will be able to fulfill their commitments. The process of estimating environmental remediation liabilities is complex and dependent primarily on the nature and extent of historical information and physical data relating to a contaminated site, the complexity of the site, the uncertainty as to what remediation and technology will be required, and the outcome of discussions with regulatory agencies and, if applicable, other responsible parties at multi-party sites. In future periods, new laws or regulations, advances in remediation technologies and additional information about the ultimate remediation methodology to be used could significantly change estimates by Aptiv. Refer to Note 13. Commitments and Contingencies for additional information.
Asset retirement obligations—Asset retirement obligations are recognized in accordance with FASB ASC 410, Asset Retirement and Environmental Obligations. Conditional retirement obligations have been identified primarily related to asbestos abatement at certain sites. To a lesser extent, conditional retirement obligations also exist at certain sites related to the removal of storage tanks and disposal costs. Asset retirement obligations were $1 million and $1 million at December 31, 2017 and 2016, respectively.
Customer concentrations—As reflected in the table below, net sales to GM and VW, Aptiv's two largest customers, totaled approximately 22%, 25% and 29% of our total net sales for the years ended December 31, 2017, 2016 and 2015, respectively.

	Percentage of Total Net Sales			Accounts and Other Receivables
	Year Ended December 31,			December 31, 2017	December 31, 2016
	2017	2016	2015
				(in millions)
GM (1)	13%	16%	19%	$204	$291
VW	9%	9%	10%	145	126

(1)	Net sales to GM includes net sales to GM's former European Opel business prior to its sale to PSA on August 1, 2017, after which date these sales are included in net sales to PSA.

Derivative financial instruments—All derivative instruments are required to be reported on the balance sheet at fair value unless the transactions qualify and are designated as normal purchases or sales. Changes in fair value are reported currently through earnings unless they meet hedge accounting criteria.
Exposure to fluctuations in currency exchange rates, interest rates and certain commodity prices are managed by entering into a variety of forward and option contracts and swaps with various counterparties. Such financial exposures are managed in accordance with the policies and procedures of Aptiv. Aptiv does not enter into derivative transactions for speculative or trading purposes. As part of the hedging program approval process, Aptiv identifies the specific financial risk which the derivative transaction will minimize, the appropriate hedging instrument to be used to reduce the risk and the correlation between the financial risk and the hedging instrument. Purchase orders, sales contracts, letters of intent, capital planning forecasts and historical data are used as the basis for determining the anticipated values of the transactions to be hedged. Aptiv does not enter into derivative transactions that do not have a high correlation with the underlying financial risk. Hedge positions, as well as the correlation between the transaction risks and the hedging instruments, are reviewed on an ongoing basis.
Foreign exchange forward contracts are accounted for as hedges of firm or forecasted foreign currency commitments or foreign currency exposure of the net investment in certain foreign operations to the extent they are designated and assessed as highly effective. All foreign exchange contracts are marked to market on a current basis. Commodity swaps are accounted for as hedges of firm or anticipated commodity purchase contracts to the extent they are designated and assessed as effective. All other commodity derivative contracts that are not designated as hedges are either marked to market on a current basis or are exempted from mark to market accounting as normal purchases. At December 31, 2017 and 2016, the Company's exposure to movements in interest rates was not hedged with derivative instruments. Refer to Note 17. Derivatives and Hedging Activities and Note 18. Fair Value of Financial Instruments for additional information.
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

Share-based compensation—The Company's share-based compensation arrangements consist of the Aptiv PLC Long Term Incentive Plan, as amended and restated effective April 23, 2015 (the “PLC LTIP”), under which grants of restricted stock units (“RSUs”) have been made in each period from 2012 to 2017. The RSU awards include a time-based vesting portion and a performance-based vesting portion. The performance-based vesting portion includes performance and market conditions in addition to service conditions. The grant date fair value of the RSUs is determined based on the closing price of the Company's ordinary shares on the date of the grant of the award, including an estimate for forfeitures, or a contemporaneous valuation performed by an independent valuation specialist with respect to awards with market conditions. Compensation expense is recognized based upon the grant date fair value of the awards applied to the Company's best estimate of ultimate performance against the respective targets on a straight-line basis over the requisite vesting period of the awards. The performance conditions require management to make assumptions regarding the likelihood of achieving certain performance goals. Changes in these performance assumptions, as well as differences in actual results from management's estimates, could result in estimated or actual values different from previously estimated fair values. Refer to Note 21. Share-Based Compensation for additional information.
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
Retrospective changes—Following the completion of the Separation of the Company's Powertrain Systems business by means of a spin-off on December 4, 2017, the former Powertrain Systems segment has been classified as a discontinued operation. Prior period information has been reclassified to present this business as a discontinued operation for all periods presented, and has therefore been excluded from both continuing operations and segment results for all periods presented in these consolidated financial statements and the notes to the consolidated financial statements, unless otherwise noted. Refer to Note 25. Discontinued Operations for further information regarding the Company's discontinued operations.
Recently adopted accounting pronouncements—Aptiv adopted ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory, in the first quarter of 2017 on a prospective basis. This guidance requires an entity to measure inventory at the lower of cost and net realizable value, rather than at the lower of cost or market. The adoption of this guidance did not have a significant impact on Aptiv's financial statements.
Aptiv adopted ASU 2016-05, Derivatives and Hedging (Topic 815): Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships and ASU 2016-06, Derivatives and Hedging (Topic 815): Contingent Put and Call Options in Debt Instruments in the first quarter of 2017 on a prospective basis. ASU 2016-05 clarifies that a change in the counterparty to a derivative instrument that has been designated as a hedging instrument does not, in and of itself, require dedesignation of that hedging relationship provided that all other hedge accounting criteria continue to be met. ASU 2016-06 also clarifies the steps required to determine bifurcation of an embedded derivative. The adoption of this guidance did not have a significant impact on Aptiv's financial statements.
Aptiv adopted ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09") in the first quarter of 2017. This guidance contains multiple updates related to the accounting and financial statement presentation of share-based payment transactions. The provisions of ASU 2016-09 related to the timing of when excess tax benefits are recognized were adopted using a modified retrospective transition method by means of an immaterial cumulative-effect adjustment to equity as of January 1, 2017. On a prospective basis, excess tax benefits are recognized within income tax expense in the period in which the awards vest, as opposed to being recognized in additional paid-in capital when the deduction reduced taxes payable. Such excess tax benefits are classified as an operating activity within the consolidated statement of cash flows prospectively, as opposed to a financing activity. There was no change to the Company's historical presentation of minimum statutory withholdings as a financing activity within the consolidated statement of cash flows. The Company’s share-based compensation expense continues to reflect estimated forfeitures. The adoption of ASU 2016-09 did not materially impact the Company’s financial position, results of operations, equity or cash flows.
Aptiv adopted ASU 2017-07, Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost ("ASU 2017-07") in the first quarter of 2017. ASU 2017-07 changes the presentation of net periodic pension and postretirement benefit cost in the income statement. Under the new guidance, employers present the service cost component of the net periodic benefit cost in the same income statement line items as other employee compensation costs for services rendered during the period. In addition, only the service cost component is eligible for capitalization as an asset. Employers present the other components of net periodic benefit cost separately from the income statement line items that include the service cost component, outside of operating income. The new guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted as of the beginning of an annual period. The new guidance related to the presentation of the components of net periodic benefit cost within the income statement is to be applied retrospectively. The new guidance limiting the capitalization of net periodic benefit cost in assets to the service cost component will be applied prospectively. As permitted, the Company elected to early adopt this guidance effective January 1, 2017, and has classified the components of net periodic pension and postretirement benefit cost other than service costs from cost of goods sold and selling, general and administrative expense to other expense within the consolidated statement of operations for all periods presented. The adoption of this guidance resulted in the reclassification of $18 million and $26 million of net periodic benefit cost components other than service cost from operating expense to other expense for the years ended December 31, 2016 and 2015, respectively, and had no impact on net income attributable to Aptiv. Refer to Note 12. Pension Benefits for further detail of the components of net periodic benefit costs.
Recently issued accounting pronouncements not yet adopted—In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. This ASU supersedes most of the existing guidance on revenue recognition in ASC Topic 605, Revenue Recognition and establishes a broad principle that would require an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this principle, an entity identifies the contract with a customer, identifies the separate performance obligations in the contract, determines the transaction price, allocates the transaction price to the separate performance obligations and recognizes revenue when each separate performance obligation is satisfied. The FASB has subsequently issued additional ASUs to clarify certain elements of the new revenue recognition guidance. The guidance is effective for fiscal years beginning after December 15, 2017, and is to be applied retrospectively using one of two transition methods at the entity's election. The full retrospective method requires companies to recast each prior reporting period presented as if the new guidance had always existed. Under the modified retrospective method, companies would recognize the cumulative effect of initially applying the standard as an adjustment to opening retained earnings at the date of initial application.
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
In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. This guidance makes targeted improvements to existing U.S. GAAP for financial instruments, including requiring equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income as opposed to other comprehensive income; requiring entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; requiring separate presentation of financial assets and financial liabilities by measurement category and form of financial asset and requiring entities to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk (also referred to as “own credit”) when the organization has elected to measure the liability at fair value in accordance with the fair value option. The new guidance is effective for public companies for fiscal years beginning after December 15, 2017 by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. Early adoption of the own credit provision is permitted. The Company is currently evaluating the impact that the adoption of this guidance will have on its consolidated financial statements; however, based on the nature of financial instruments held by Aptiv as of December 31, 2017, the Company does not currently expect that the adoption of ASU 2016-01 will have a material impact on its financial position, results of operations or cash flows. The Company will continue to evaluate any changes in its investments or market conditions, and the related potential impacts of the adoption of ASU 2016-01.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). Under this guidance, lessees will be required to recognize on the balance sheet a lease liability and a right-of-use asset for all leases, with the exception of short-term leases. The lease liability represents the lessee's obligation to make lease payments arising from a lease, and will be measured as the present value of the lease payments. The right-of-use asset represents the lessee’s right to use a specified asset for the lease term, and will be measured at the lease liability amount, adjusted for lease prepayment, lease incentives received and the lessee’s initial direct costs. The standard also requires a lessee to recognize a single lease cost allocated over the lease term, generally on a straight-line basis. The new guidance is effective for fiscal years beginning after December 15, 2018. ASU 2016-02 is required to be applied using the modified retrospective approach for all leases existing as of the effective date and provides for certain practical expedients. Early adoption is permitted. The Company is currently evaluating the effects that the adoption of ASU 2016-02 will have on the Company’s consolidated financial statements, and anticipates the new guidance will significantly impact its consolidated financial statements as the Company has a significant number of leases. As further described in Note 13. Commitments and Contingencies, as of December 31, 2017, Aptiv had minimum lease commitments under non-cancellable operating leases totaling $447 million.
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
In September 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This guidance clarifies the presentation requirements of eight specific issues within the statement of cash flows. The new guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. The adoption of this guidance is not expected to have a significant impact on Aptiv's financial statements, as Aptiv's treatment of the relevant affected items within its consolidated statement of cash flows is consistent with the requirements of this guidance.
In October 2016, the FASB issued ASU No. 2016-16, Accounting for Income Taxes: Intra-Entity Asset Transfers of Assets Other than Inventory. This guidance requires that the tax effects of all intra-entity sales of assets other than inventory be recognized in the period in which the transaction occurs. The new guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption as of the beginning of an annual reporting period is permitted. The guidance is to be applied on a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. The adoption of this guidance is not expected to have a significant impact on Aptiv's financial statements.
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. This guidance requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and restricted cash. As a result, restricted cash will be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The new guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, and the new guidance is to be applied retrospectively. The adoption of this guidance is not expected to have a significant impact on Aptiv's financial statements, other than the classification of restricted cash within the beginning-of-period and end-of-period totals on the consolidated statement of cash flows, as opposed to being excluded from these totals.
In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This guidance simplifies how an entity is required to test goodwill for impairment by eliminating step two from the goodwill impairment test, which measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount. Under the new guidance, if a reporting unit’s carrying amount exceeds its fair value, an entity will record an impairment charge based on that difference. The impairment charge will be limited to the amount of goodwill allocated to that reporting unit. The standard will be applied prospectively and is effective for annual and interim impairment tests performed in periods beginning after December 15, 2019. Early adoption is permitted. The Company is currently evaluating the impact of adopting this standard on its financial statements, but does not anticipate a material impact. As this standard is prospective in nature, the impact to Aptiv's financial statements of not performing a step two in order to measure the amount of any potential goodwill impairment will depend on various factors associated with the Company's assessment of goodwill for impairment in those future periods.
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

3. INVENTORIES
Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or net realizable value, including direct material costs and direct and indirect manufacturing costs. A summary of inventories is shown below:

	December 31, 2017	December 31, 2016
	(in millions)
Productive material	$584	$491
Work-in-process	100	72
Finished goods	399	296
Total	$1,083	$859
4. ASSETS
Other current assets consisted of the following:

	December 31, 2017	December 31, 2016
	(in millions)
Value added tax receivable	$160	$144
Prepaid insurance and other expenses	104	62
Reimbursable engineering costs	33	47
Notes receivable	16	7
Income and other taxes receivable	46	25
Deposits to vendors	8	5
Derivative financial instruments (Note 17)	30	11
Accounts receivable to be remitted to Delphi Technologies (Note 25)	123	—
Other	1	1
Total	$521	$302
Other long-term assets consisted of the following:

	December 31, 2017	December 31, 2016
	(in millions)
Deferred income taxes (Note 14)	$185	$130
Unamortized Revolving Credit Facility debt issuance costs (Note 11)	8	10
Income and other taxes receivable	22	30
Reimbursable engineering costs	66	26
Value added tax receivable	37	33
Cost method investments (Note 5)	56	6
Derivative financial instruments (Note 17)	8	8
Other	88	37
Total	$470	$280

5. INVESTMENTS IN AFFILIATES
As part of Aptiv's continuing operations, it has investments in five non-consolidated affiliates accounted for under the equity method of accounting. These affiliates are not publicly traded companies and are located primarily in Asia Pacific and North America. Aptiv’s ownership percentages vary generally from approximately 20% to 50%, with the most significant investment in Promotora de Partes Electricas Automotrices, S.A. de C.V. (of which Aptiv owns approximately 40%). The aggregate investment in non-consolidated affiliates was $91 million and $67 million at December 31, 2017 and 2016, respectively. Dividends of $15 million, $17 million and $17 million for the years ended December 31, 2017, 2016 and 2015, respectively, have been received from non-consolidated affiliates. No impairment charges were recorded for the years ended December 31, 2017, 2016 and 2015.
The following is a summary of the combined financial information of significant affiliates accounted for under the equity method for continuing operations as of December 31, 2017 and 2016 and for the years ended December 31, 2017, 2016 and 2015 (unaudited):

	December 31,
	2017	2016
	(in millions)
Current assets	$222	$195
Non-current assets	108	96
Total assets	$330	$291
Current liabilities	$114	$124
Non-current liabilities	4	4
Shareholders’ equity	212	163
Total liabilities and shareholders’ equity	$330	$291

	Year Ended December 31,
	2017	2016	2015
	(in millions)
Net sales	$570	$521	$440
Gross profit	111	105	84
Net income	66	77	39
A summary of transactions with affiliates is shown below:

	Year Ended December 31,
	2017	2016	2015
	(in millions)
Sales to affiliates	$8	$14	$25
Purchases from affiliates	19	23	44
Technology Investments
The Company has made technology investments in certain non-consolidated affiliates for ownership interests of less than 20%, which are accounted for under the cost method.
During the third quarter of 2017, the Company's Advanced Safety and User Experience segment made investments in two leading developers of Light Detection and Ranging (“LIDAR”) technology, a $15 million investment in Innoviz Technologies and a $10 million investment in LeddarTech, Inc.
During the second quarter of 2017, the Company's Signal and Power Solutions segment made a $10 million investment in Valens Semiconductor Ltd., a leading provider of signal processing technology for high frequency data transmission of connected car content. During the first quarter of 2017, the Company's Advanced Safety and User Experience segment made a $15 million investment in Otonomo Technologies Ltd., the developer of a connected car data marketplace.

As of December 31, 2017, the Company had the following technology investments, which are classified within other long-term assets in the consolidated balance sheet:

Investment Name	Segment	Investment Date	Investment (in millions)
Innoviz Technologies	Advanced Safety and User Experience	Q3 2017	$15
LeddarTech, Inc.	Advanced Safety and User Experience	Q3 2017	10
Valens Semiconductor Ltd.	Signal and Power Solutions	Q2 2017	10
Otonomo Technologies Ltd.	Advanced Safety and User Experience	Q1 2017	15
Quanergy Systems, Inc	Advanced Safety and User Experience	Q2 2015; Q1 2016	6
			$56

6. PROPERTY, NET
Property, net consisted of:

	Estimated Useful Lives	December 31,
		2017	2016
	(Years)	(in millions)
Land	—	$63	$54
Land and leasehold improvements	3-20	134	143
Buildings	40	505	436
Machinery, equipment and tooling	3-20	3,077	2,486
Furniture and office equipment	3-10	493	375
Construction in progress	—	330	251
Total		4,602	3,745
Less: accumulated depreciation		(1,798)	(1,420)
Total property, net		$2,804	$2,325
For the years ended December 31, 2017, 2016 and 2015, Aptiv recorded non-cash asset impairment charges of $9 million, $1 million and $7 million, respectively, in cost of sales related to declines in the fair values of certain fixed assets.

7. INTANGIBLE ASSETS AND GOODWILL
The changes in the carrying amount of intangible assets and goodwill were as follows as of December 31, 2017 and 2016. See Note 20. Acquisitions and Divestitures for a further description of the goodwill and intangible assets resulting from Aptiv's acquisitions in 2017 and 2016.

		As of December 31, 2017			As of December 31, 2016
	Estimated Useful Lives	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Years)	(in millions)			(in millions)
Amortized intangible assets:
Patents and developed technology	7-15	$639	$324	$315	$602	$255	$347
Customer relationships	5-14	798	219	579	730	126	604
Trade names	5-25	68	25	43	56	19	37
Total		1,505	568	937	1,388	400	988
Unamortized intangible assets:
In-process research and development	—	147	—	147	34	—	34
Trade names	—	135	—	135	126	—	126
Goodwill	—	1,944	—	1,944	1,502	—	1,502
Total		$3,731	$568	$3,163	$3,050	$400	$2,650
Estimated amortization expense for the years ending December 31, 2018 through 2022 is presented below:

	Year Ending December 31,
	2018	2019	2020	2021	2022
	(in millions)
Estimated amortization expense	$117	$110	$110	$109	$102
A roll-forward of the gross carrying amounts of intangible assets for the years ended December 31, 2017 and 2016 is presented below.

	2017	2016
	(in millions)
Balance at January 1	$3,050	$3,085
Acquisitions (1)	398	25
Foreign currency translation and other	283	(60)
Balance at December 31	$3,731	$3,050

(1)	Primarily attributable to the 2017 acquisitions of Movimento Group and nuTonomy, Inc., and the 2016 acquisition of PureDepth, Inc, as further described in Note 20. Acquisitions and Divestitures.
A roll-forward of the accumulated amortization for the years ended December 31, 2017 and 2016 is presented below:

	2017	2016
	(in millions)
Balance at January 1	$400	$283
Amortization	117	117
Foreign currency translation and other	51	—
Balance at December 31	$568	$400

A roll-forward of the carrying amount of goodwill, by operating segment, for the years ended December 31, 2017 and 2016 is presented below:

	Signal and Power Solutions	Advanced Safety and User Experience	Total
	(in millions)
Balance at January 1, 2016	$1,458	$73	$1,531
Acquisitions (1)	10	5	15
Foreign currency translation and other	(44)	—	(44)
Balance at December 31, 2016	$1,424	$78	$1,502
Acquisitions (2)	$—	$274	$274
Foreign currency translation and other	170	(2)	168
Balance at December 31, 2017	$1,594	$350	$1,944

(1)
Primarily attributable to measurement period adjustments related to the 2015 acquisition of HellermannTyton Group PLC and the acquisition of PureDepth Inc., as further described in Note 20. Acquisitions and Divestitures.

(2)	Primarily attributable to the acquisitions of nuTonomy, Inc. and Movimento Group, as further described in Note 20. Acquisitions and Divestitures.

8. LIABILITIES
Accrued liabilities consisted of the following:

	December 31, 2017	December 31, 2016
	(in millions)
Payroll-related obligations	$218	$194
Employee benefits, including current pension obligations	116	78
Reserve for Unsecured Creditors litigation (Note 13)	—	300
Income and other taxes payable	233	149
Warranty obligations (Note 9)	41	51
Restructuring (Note 10)	90	91
Customer deposits	28	22
Derivative financial instruments (Note 17)	15	45
Accrued interest	41	40
Dividends payable	59	—
Accounts payable to be remitted on behalf of Delphi Technologies (Note 25)	132	—
Other	323	272
Total	$1,296	$1,242

Other long-term liabilities consisted of the following:

	December 31, 2017	December 31, 2016
	(in millions)
Environmental (Note 13)	$4	$4
Extended disability benefits	9	8
Warranty obligations (Note 9)	17	14
Restructuring (Note 10)	42	24
Payroll-related obligations	10	9
Accrued income taxes	154	125
Deferred income taxes (Note 14)	222	143
Derivative financial instruments (Note 17)	11	11
Other	57	33
Total	$526	$371

9. WARRANTY OBLIGATIONS
Expected warranty costs for products sold are recognized principally at the time of sale of the product based on an estimate of the amount that will eventually be required to settle such obligations. These accruals are based on factors such as past experience, production changes, industry developments and various other considerations. The estimated costs related to product recalls based on a formal campaign soliciting return of that product are accrued at the time an obligation becomes probable and can be reasonably estimated. These estimates are adjusted from time to time based on facts and circumstances that impact the status of existing claims. Aptiv has recognized its best estimate for its total aggregate warranty reserves, including product recall costs, across all of its operating segments as of December 31, 2017. The Company estimates the reasonably possible amount to ultimately resolve all matters in excess of the recorded reserves as of December 31, 2017 to be zero to $25 million.
The table below summarizes the activity in the product warranty liability for the years ended December 31, 2017 and 2016:

	Year Ended December 31,
	2017	2016
	(in millions)
Accrual balance at beginning of year	$65	$31
Provision for estimated warranties incurred during the year	47	49
Changes in estimate for pre-existing warranties	45	13
Settlements made during the year (in cash or in kind)	(103)	(25)
Foreign currency translation and other	4	(3)
Accrual balance at end of year	$58	$65
In September 2016, one of the Company's OEM customers initiated a recall to enhance airbag deployment systems in certain vehicles. Aptiv's Advanced Safety and User Experience segment had supplied sensors and related control modules for the airbags in the affected vehicles. During the first quarter of 2017, Aptiv reached an agreement with its customer related to this matter. In addition to the Company's previously recorded reserve estimate, Aptiv recognized an incremental $43 million of warranty expense within cost of sales during the year ended December 31, 2017 related to this matter.

10. RESTRUCTURING
Aptiv’s restructuring activities are undertaken as necessary to implement management’s strategy, streamline operations, take advantage of available capacity and resources, and ultimately achieve net cost reductions. These activities generally relate to the realignment of existing manufacturing capacity and closure of facilities and other exit or disposal activities, as it relates to executing Aptiv’s strategy, either in the normal course of business or pursuant to significant restructuring programs.

As part of Aptiv's continued efforts to optimize its cost structure, it has undertaken several restructuring programs which include workforce reductions as well as plant closures. These programs are primarily focused on the continued rotation of our manufacturing footprint to best cost locations in Europe and on reducing global overhead costs, including programs implemented to realign the Company's organizational structure due to changes in roles and workforce as a result of the spin-off of the former Powertrain Systems segment. The Company recorded employee-related and other restructuring charges related to these programs totaling approximately $129 million during the year ended December 31, 2017, of which $89 million was recognized for programs focused on the continued rotation of our manufacturing footprint to best cost locations in Europe. The charges recorded during the the year ended December 31, 2017 included the recognition of approximately $36 million of employee-related and other costs related to the initiation of a program to close a Western European Advanced Safety and User Experience manufacturing site, pursuant to the Company's on-going European footprint rotation strategy. Cash payments for this restructuring action are expected to be principally completed by 2019.
During the year ended December 31, 2016, Aptiv recorded employee-related and other restructuring charges totaling approximately $167 million, primarily focused on the continued rotation of our manufacturing footprint to best cost locations in Europe and on reducing global overhead costs. These charges included $91 million for programs implemented to reduce global overhead costs, as well as $39 million for programs focused on the continued rotation of our manufacturing footprint to best cost locations in Europe. During the year ended December 31, 2015, the Company recorded employee-related and other restructuring charges totaling approximately $65 million, primarily related to on-going restructuring programs focused on aligning manufacturing capacity with the levels of automotive production in Europe and South America, and the continued rotation of our manufacturing footprint to low cost locations within these regions.
Additionally, the Company recorded $90 million, $161 million and $115 million of restructuring costs within discontinued operations, primarily related to the Powertrain Systems business, during the years ended December 31, 2017, 2016 and 2015, respectively. These amounts were primarily incurred related to the Company's on-going European footprint rotation strategy, and included charges for the closures of European manufacturing sites in each year, which totaled $54 million, $93 million and $68 million during the years ended December 31, 2017, 2016 and 2015, respectively.
Restructuring charges for employee separation and termination benefits are paid either over the severance period or in a lump sum in accordance with either statutory requirements or individual agreements. Aptiv incurred cash expenditures related to its restructuring programs of approximately $127 million and $90 million in the years ended December 31, 2017 and December 31, 2016, respectively.
The following table summarizes the restructuring charges recorded for the years ended December 31, 2017, 2016 and 2015 by operating segment:

	Year Ended December 31,
	2017	2016	2015
	(in millions)
Signal and Power Solutions	$67	$125	$39
Advanced Safety and User Experience	62	42	26
Total	$129	$167	$65
The table below summarizes the activity in the restructuring liability for the years ended December 31, 2017 and 2016:

	Employee Termination Benefits Liability	Other Exit Costs Liability	Total
	(in millions)
Accrual balance at January 1, 2016	$37	$—	$37
Provision for estimated expenses incurred during the year	166	1	167
Payments made during the year	(90)	—	(90)
Foreign currency and other	1	—	1
Accrual balance at December 31, 2016	$114	$1	$115
Provision for estimated expenses incurred during the year	$129	$—	$129
Payments made during the year	(127)	—	(127)
Foreign currency and other	15	—	15
Accrual balance at December 31, 2017	$131	$1	$132

11. DEBT
The following is a summary of debt outstanding, net of unamortized issuance costs and discounts, as of December 31, 2017 and December 31, 2016, respectively:

	December 31,
	2017	2016
	(in millions)
3.15%, senior notes, due 2020 (net of $2 and $3 unamortized issuance costs and $1 and $1 discount, respectively)	$647	$646
4.15%, senior notes, due 2024 (net of $4 and $4 unamortized issuance costs and $1 and $2 discount, respectively)	695	694
1.50%, Euro-denominated senior notes, due 2025 (net of $4 and $4 unamortized issuance costs and $3 and $3 discount, respectively)	833	729
4.25%, senior notes, due 2026 (net of $4 and $4 unamortized issuance costs, respectively)	646	646
1.60%, Euro-denominated senior notes, due 2028 (net of $4 and $4 unamortized issuance costs and $1 and $1 discount, respectively)	595	521
4.40%, senior notes, due 2046 (net of $3 and $3 unamortized issuance costs and $2 and $2 discount, respectively)	295	295
Tranche A Term Loan, due 2021 (net of $2 and $2 unamortized issuance costs, respectively)	396	398
Capital leases and other	42	34
Total debt	4,149	3,963
Less: current portion	(17)	(10)
Long-term debt	$4,132	$3,953
The principal maturities of debt, at nominal value, follows:

Debt and Capital Lease Obligations
(in millions)
2018	$17
2019	32
2020	683
2021	333
2022	3
Thereafter	3,112
Total	$4,180
Credit Agreement
Aptiv PLC and its wholly-owned subsidiary Delphi Corporation entered into a credit agreement (the "Credit Agreement") with JPMorgan Chase Bank, N.A., as administrative agent (the "Administrative Agent"), under which it maintains senior secured credit facilities currently consisting of a term loan (the “Tranche A Term Loan”) and a revolving credit facility of $2.0 billion (the “Revolving Credit Facility”). The Credit Agreement was entered into in March 2011 and has been subsequently amended and restated on several occasions, most recently on August 17, 2016. The 2016 amendment extended the maturity of the Revolving Credit Facility and the Tranche A Term Loan from 2018 to 2021, increased the capacity of the Revolving Credit Facility from $1.5 billion to $2.0 billion and permitted Aptiv PLC to act as a borrower on the Revolving Credit Facility. A loss on debt extinguishment of $3 million was recorded within other income (expense), net in the consolidated statement of operations during the year ended December 31, 2016 in conjunction with the 2016 amendment.
The Tranche A Term Loan and the Revolving Credit Facility mature on August 17, 2021. Aptiv is obligated to make quarterly principal payments, beginning December 31, 2017, throughout the term of the Tranche A Term Loan according to the amortization schedule in the Credit Agreement. The Credit Agreement also contains an accordion feature that permits Aptiv to increase, from time to time, the aggregate borrowing capacity under the Credit Agreement by up to an additional $1 billion (or a greater amount based upon a formula set forth in the Credit Agreement) upon Aptiv's request, the agreement of the lenders participating in the increase, and the approval of the Administrative Agent and existing lenders.
As of December 31, 2017, there were no amounts drawn on the Revolving Credit Facility and approximately $7 million in letters of credit issued under the Credit Agreement. Letters of credit issued under the Credit Agreement reduce availability under the Revolving Credit Facility.
Loans under the Credit Agreement bear interest, at Aptiv's option, at either (a) the Administrative Agent’s Alternate Base Rate (“ABR” as defined in the Credit Agreement) or (b) the London Interbank Offered Rate (the “Adjusted LIBO Rate” as defined in the Credit Agreement) (“LIBOR”) plus in either case a percentage per annum as set forth in the table below (the “Applicable Rate”). The Applicable Rates under the Credit Agreement on the specified dates are set forth below:

	December 31, 2017		December 31, 2016
	LIBOR plus	ABR plus	LIBOR plus	ABR plus
Revolving Credit Facility	1.10%	0.10%	1.10%	0.10%
Tranche A Term Loan	1.25%	0.25%	1.25%	0.25%
The Applicable Rate under the Credit Agreement may increase or decrease from time to time based on changes in the Company's credit ratings. Accordingly, the interest rate will fluctuate during the term of the Credit Agreement based on changes in the ABR, LIBOR or future changes in the Company's corporate credit ratings. The Credit Agreement also requires that Aptiv pay certain facility fees on the Revolving Credit Facility and certain letter of credit issuance and fronting fees.
The interest rate period with respect to LIBOR interest rate options can be set at one-, two-, three-, or six-months as selected by Aptiv in accordance with the terms of the Credit Agreement (or other period as may be agreed by the applicable lenders). Aptiv may elect to change the selected interest rate option in accordance with the provisions of the Credit Agreement. As of December 31, 2017, Aptiv selected the one-month LIBOR interest rate option on the Tranche A Term Loan, and the rate effective as of December 31, 2017, as detailed in the table below, was based on the Company's current credit rating and the Applicable Rate for the Credit Agreement:

		Borrowings as of
		December 31, 2017	Rates effective as of
	Applicable Rate	(in millions)	December 31, 2017
Tranche A Term Loan	LIBOR plus 1.25%	$398	2.75%
Borrowings under the Credit Agreement are prepayable at Aptiv's option without premium or penalty.
The Credit Agreement contains certain covenants that limit, among other things, the Company’s (and the Company’s subsidiaries’) ability to incur certain additional indebtedness or liens or to dispose of substantially all of its assets. In addition, the Credit Agreement requires that the Company maintain a consolidated leverage ratio (the ratio of Consolidated Total Indebtedness to Consolidated EBITDA, each as defined in the Credit Agreement) of less than 3.50 to 1.0. The Credit Agreement also contains events of default customary for financings of this type. The Company was in compliance with the Credit Agreement covenants as of December 31, 2017.
As of December 31, 2017, all obligations under the Credit Agreement were borrowed by Delphi Corporation and jointly and severally guaranteed by its direct and indirect parent companies, subject to certain exceptions set forth in the Credit Agreement. Refer to Note 22. Supplemental Guarantor and Non-Guarantor Condensed Consolidating Financial Statements for additional information.
Senior Unsecured Notes
On May 17, 2011, Delphi Corporation issued $500 million of 5.875% senior unsecured notes due 2019 (the "5.875% Senior Notes") and $500 million of 6.125% senior unsecured notes due 2021 (the "6.125% Senior Notes") (collectively, the “2011 Senior Notes”) in a transaction exempt from registration under Rule 144A and Regulation S of the Securities Act of 1933 (the “Securities Act”). The net proceeds of approximately $1 billion as well as cash on hand were used to pay down amounts outstanding under the Credit Agreement. In May 2012, Delphi Corporation completed a registered exchange offer for all of the 2011 Senior Notes. No proceeds were received by Delphi Corporation as a result of the exchange. In March 2014, Aptiv redeemed for cash the entire $500 million aggregate principal amount outstanding of the 5.875% Senior Notes, financed by a portion of the proceeds received from the issuance of the 2014 Senior Notes, as defined below. In March 2015, Aptiv redeemed for cash the entire $500 million aggregate principal amount outstanding of the 6.125% Senior Notes, financed by a portion of the proceeds from the issuance of the 2015 Euro-denominated Senior Notes, as defined below. As a result of the redemption of the 2011 Senior Notes, Aptiv recognized losses on debt extinguishment of approximately $52 million during the year ended December 31, 2015 and $33 million during the year ended December 31, 2014.
On February 14, 2013, Delphi Corporation issued $800 million of 5.00% senior unsecured notes due 2023 (the “2013 Senior Notes”) in a transaction registered under Rule 144A and Regulation S of the Securities Act of 1933 (the "Securities Act"). The proceeds were primarily utilized to prepay our term loan indebtedness under the Credit Agreement. Aptiv paid approximately $12 million of issuance costs in connection with the 2013 Senior Notes. Interest was payable semi-annually on February 15 and August 15 of each year to holders of record at the close of business on February 1 or August 1 immediately preceding the interest payment date. In September 2016, Aptiv redeemed for cash the entire $800 million aggregate principal amount outstanding of the 2013 Senior Notes, primarily financed by the proceeds from the issuance of the 2016 Euro-denominated Senior Notes and the 2016 Senior Notes, each as defined below. As a result of the redemption of the 2013 Senior Notes, Aptiv recognized a loss on debt extinguishment of approximately $70 million during the year ended December 31, 2016 within other income (expense), net in the consolidated statement of operations.
On March 3, 2014, Delphi Corporation issued $700 million in aggregate principal amount of 4.15% senior unsecured notes due 2024 (the "2014 Senior Notes") in a transaction registered under the Securities Act. The 2014 Senior Notes were priced at 99.649% of par, resulting in a yield to maturity of 4.193%. The proceeds were primarily utilized to redeem $500 million of 5.875% senior unsecured notes due 2019 and to repay a portion of the Tranche A Term Loan. Aptiv paid approximately $6 million of issuance costs in connection with the 2014 Senior Notes. Interest is payable semi-annually on March 15 and September 15 of each year to holders of record at the close of business on March 1 or September 1 immediately preceding the interest payment date.
On March 10, 2015, Aptiv PLC issued €700 million in aggregate principal amount of 1.50% Euro-denominated senior unsecured notes due 2025 (the “2015 Euro-denominated Senior Notes”) in a transaction registered under the Securities Act. The 2015 Euro-denominated Senior Notes were priced at 99.54% of par, resulting in a yield to maturity of 1.55%. The proceeds were primarily utilized to redeem the 6.125% Senior Notes, and to fund growth initiatives, such as acquisitions, and share repurchases. Aptiv incurred approximately $5 million of issuance costs in connection with the 2015 Euro-denominated Senior Notes. Interest is payable annually on March 10. The Company has designated the 2015 Euro-denominated Senior Notes as a net investment hedge of the foreign currency exposure of its investments in certain Euro-denominated wholly owned subsidiaries. Refer to Note 17. Derivatives and Hedging Activities for further information.
On November 19, 2015, Aptiv PLC issued $1.3 billion in aggregate principal amount of senior unsecured notes in a transaction registered under the Securities Act, comprised of $650 million of 3.15% senior unsecured notes due 2020 (the "3.15% Senior Notes") and $650 million of 4.25% senior unsecured notes due 2026 (the "4.25% Senior Notes") (collectively, the “2015 Senior Notes”). The 3.15% Senior Notes were priced at 99.784% of par, resulting in a yield to maturity of 3.197%, and the 4.25% Senior Notes were priced at 99.942% of par, resulting in a yield to maturity of 4.256%. The proceeds were primarily utilized to fund a portion of the cash consideration for the acquisition of HellermannTyton, as further described in Note. 20. Acquisitions and Divestitures, and for general corporate purposes, including the payment of fees and expenses associated with the HellermannTyton acquisition and the related financing transaction. Aptiv incurred approximately $8 million of issuance costs in connection with the 2015 Senior Notes. Interest on the 3.15% Senior Notes is payable semi-annually on May 19 and November 19 of each year to holders of record at the close of business on May 4 or November 4 immediately preceding the interest payment date. Interest on the 4.25% Senior Notes is payable semi-annually on January 15 and July 15 of each year to holders of record at the close of business on January 1 or July 1 immediately preceding the interest payment date.
On September 15, 2016, Aptiv PLC issued €500 million in aggregate principal amount of 1.60% Euro-denominated senior unsecured notes due 2028 (the “2016 Euro-denominated Senior Notes”) in a transaction registered under the Securities Act. The 2016 Euro-denominated Senior Notes were priced at 99.881% of par, resulting in a yield to maturity of 1.611%. The proceeds, together with proceeds from the 2016 Senior Notes described below, were utilized to redeem the 2013 Senior Notes. Aptiv incurred approximately $4 million of issuance costs in connection with the 2016 Euro-denominated Senior Notes. Interest is payable annually on September 15. The Company has designated the 2016 Euro-denominated Senior Notes as a net investment hedge of the foreign currency exposure of its investments in certain Euro-denominated wholly-owned subsidiaries. Refer to Note. 17. Derivatives and Hedging Activities for further information.
On September 20, 2016, Aptiv PLC issued $300 million in aggregate principal amount of 4.40% senior unsecured notes due 2046 (the “2016 Senior Notes”) in a transaction registered under the Securities Act. The 2016 Senior Notes were priced at 99.454% of par, resulting in a yield to maturity of 4.433%. The proceeds, together with proceeds from the 2016 Euro-denominated Senior Notes, were utilized to redeem the 2013 Senior Notes. Aptiv incurred approximately $3 million of issuance costs in connection with the 2016 Senior Notes. Interest is payable semi-annually on April 1 and October 1 of each year to holders of record at the close of business on March 15 or September 15 immediately preceding the interest payment date.
Although the specific terms of each indenture governing each series of senior notes vary, the indentures contain certain restrictive covenants, including with respect to Aptiv's (and Aptiv's subsidiaries) ability to incur liens, enter into sale and leaseback transactions and merge with or into other entities. As of December 31, 2017, the Company was in compliance with the provisions of all series of the outstanding senior notes.
The 2013 Senior Notes and the 2014 Senior Notes were issued by Delphi Corporation. The 2014 Senior Notes are, and prior to their redemption, the 2013 Senior Notes were, fully and unconditionally guaranteed, jointly and severally, by Aptiv PLC and by certain of Aptiv PLC's direct and indirect subsidiaries which are directly or indirectly 100% owned by Aptiv PLC, subject to customary release provisions (other than in the case of Aptiv PLC). The 2015 Euro-denominated Senior Notes, 2015 Senior Notes, 2016 Euro-denominated Senior Notes and 2016 Senior Notes issued by Aptiv PLC are fully and unconditionally guaranteed, jointly and severally, by certain of Aptiv PLC's direct and indirect subsidiaries (including Delphi Corporation), which are directly or indirectly 100% owned by Aptiv PLC, subject to customary release provisions. Refer to Note 22. Supplemental Guarantor and Non-Guarantor Condensed Consolidating Financial Statements for additional information.
Other Financing
Receivable factoring—Aptiv maintains a €300 million European accounts receivable factoring facility that is available on a committed basis. This facility is accounted for as short-term debt and borrowings are subject to the availability of eligible accounts receivable. Collateral is not required related to these trade accounts receivable. This program automatically renews on a non-committed, indefinite basis unless terminated by either party. Borrowings bear interest at Euro Interbank Offered Rate ("EURIBOR") plus 0.42% for borrowings denominated in Euros. Prior to December 2017, the availability under the European factoring facility was €400 million. No amounts were outstanding on the European accounts receivable factoring facility as of December 31, 2017 or December 31, 2016.
In addition, in 2016 one of the Company’s European subsidiaries factored, without recourse, receivables related to certain foreign research tax credits to a financial institution. These transactions were accounted for as true sales of the receivables, and the Company therefore derecognized approximately $4 million from other long-term assets in the consolidated balance sheet as of December 31, 2016, as a result of these transactions.
Capital leases and other—As of December 31, 2017 and December 31, 2016, approximately $42 million and approximately $34 million, respectively, of other debt issued by certain non-U.S. subsidiaries and capital lease obligations were outstanding.
Interest—Cash paid for interest related to debt outstanding totaled $124 million, $144 million and $101 million for the years ended December 31, 2017, 2016 and 2015, respectively.
Indebtedness Related to the Delphi Technologies Separation
As further described in Note 25. Discontinued Operations, the Company received a dividend of approximately $1,148 million from Delphi Technologies in connection with the Separation. Delphi Technologies financed this dividend through the issuance of approximately $1.55 billion of debt, consisting of a senior secured five-year $750 million term loan facility that was issued upon the Separation and $800 million aggregate principal amount of 5.00% senior unsecured notes due 2025 that were issued in September 2017 (collectively, the "Delphi Technologies Debt"). As of December 4, 2017, in connection with the Separation, the Delphi Technologies Debt was transferred to Delphi Technologies and is no longer reflected in the Company’s consolidated financial statements.

12. PENSION BENEFITS
Certain of Aptiv’s non-U.S. subsidiaries sponsor defined benefit pension plans, which generally provide benefits based on negotiated amounts for each year of service. Aptiv’s primary non-U.S. plans are located in France, Germany, Mexico, Portugal and the United Kingdom (“U.K.”). The U.K. and certain Mexican plans are funded. In addition, Aptiv has defined benefit plans in South Korea, Turkey and Italy for which amounts are payable to employees immediately upon separation. The obligations for these plans are recorded over the requisite service period.
Aptiv sponsors a Supplemental Executive Retirement Program (“SERP”) for those employees who were U.S. executives of DPHH prior to September 30, 2008 and were still U.S. executives of the Company on October 7, 2009, the effective date of the program. This program is unfunded. Executives receive benefits over 5 years after an involuntary or voluntary separation from Aptiv. The SERP is closed to new members.
Amounts disclosed within this note include amounts attributable to the Company's discontinued operations, unless otherwise noted. Refer to Note 25. Discontinued Operations for further detail.

Funded Status
The amounts shown below reflect the change in the U.S. defined benefit pension obligations during 2017 and 2016.

	Year Ended December 31,
	2017	2016
	(in millions)
Benefit obligation at beginning of year	$40	$50
Interest cost	1	1
Benefits paid	(12)	(11)
Benefit obligation at end of year	29	40
Change in plan assets:
Fair value of plan assets at beginning of year	—	—
Aptiv contributions	12	11
Benefits paid	(12)	(11)
Fair value of plan assets at end of year	—	—
Underfunded status	(29)	(40)
Amounts recognized in the consolidated balance sheets consist of:
Current liabilities	(10)	(11)
Non-current liabilities	(19)	(29)
Total	(29)	(40)
Amounts recognized in accumulated other comprehensive income consist of (pre-tax):
Actuarial loss	9	10
Total	$9	$10

The amounts shown below reflect the change in the non-U.S. defined benefit pension obligations during 2017 and 2016.

	Year Ended December 31,
	2017	2016
	(in millions)
Benefit obligation at beginning of year	$2,137	$2,032
Service cost	48	46
Interest cost	54	63
Actuarial (gain) loss	(1)	363
Benefits paid	(71)	(84)
Impact of curtailments	3	2
Spin-off of Delphi Technologies	(1,518)	—
Exchange rate movements and other	183	(285)
Benefit obligation at end of year	835	2,137
Change in plan assets:
Fair value of plan assets at beginning of year	1,212	1,209
Actual return on plan assets	75	204
Aptiv contributions	67	83
Benefits paid	(71)	(84)
Spin-off of Delphi Technologies	(997)	—
Exchange rate movements and other	91	(200)
Fair value of plan assets at end of year	377	1,212
Underfunded status	(458)	(925)
Amounts recognized in the consolidated balance sheets consist of:
Non-current assets	4	8
Current liabilities	(31)	(10)
Non-current liabilities	(431)	(923)
Total	(458)	(925)
Amounts recognized in accumulated other comprehensive income consist of (pre-tax):
Actuarial loss	144	505
Prior service cost	1	1
Total	$145	$506

The projected benefit obligation (“PBO”), accumulated benefit obligation (“ABO”), and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets and with plan assets in excess of accumulated benefit obligations are as follows:

	U.S. Plans		Non-U.S. Plans
	2017	2016	2017	2016
	(in millions) Plans with ABO in Excess of Plan Assets
PBO	$29	$40	$743	$2,030
ABO	29	40	701	1,805
Fair value of plan assets at end of year	—	—	282	1,100
	Plans with Plan Assets in Excess of ABO
PBO	$—	$—	$92	$107
ABO	—	—	64	74
Fair value of plan assets at end of year	—	—	95	112
	Total
PBO	$29	$40	$835	$2,137
ABO	29	40	765	1,879
Fair value of plan assets at end of year	—	—	377	1,212
Benefit costs presented below were determined based on actuarial methods and included the following, which include the results of discontinued operations:

	U.S. Plans
	Year Ended December 31,
	2017	2016	2015
	(in millions)
Interest cost	$1	$1	$1
Amortization of actuarial losses	1	1	1
Net periodic benefit cost	$2	$2	$2

	Non-U.S. Plans
	Year Ended December 31,
	2017	2016	2015
	(in millions)
Service cost	$48	$46	$57
Interest cost	54	63	77
Expected return on plan assets	(63)	(65)	(77)
Settlement loss (1)	1	—	11
Curtailment loss (gain)	16	3	(3)
Amortization of actuarial losses	35	14	18
Other	—	2	—
Net periodic benefit cost	$91	$63	$83

(1)
Settlement loss for the year ended December 31, 2015 primarily relates to amounts recognized related to the divestiture of the Company's Reception Systems business, as further described in Note 20. Acquisitions and Divestitures.

Other postretirement benefit obligations were approximately $4 million and $5 million at December 31, 2017 and 2016, respectively.
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
Experience gains and losses, as well as the effects of changes in actuarial assumptions and plan provisions are recognized in other comprehensive income. Cumulative gains and losses in excess of 10% of the PBO for a particular plan are amortized over the average future service period of the employees in that plan. The estimated actuarial loss for the defined benefit pension plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost in 2018 is $15 million.
The principal assumptions used to determine the pension expense and the actuarial value of the projected benefit obligation for the U.S. and non-U.S. pension plans were:
Assumptions used to determine benefit obligations at December 31:

	Pension Benefits
	U.S. Plans		Non-U.S. Plans
	2017	2016	2017	2016
Weighted-average discount rate	2.70%	2.70%	3.39%	2.83%
Weighted-average rate of increase in compensation levels	N/A	N/A	3.65%	3.86%
Assumptions used to determine net expense for years ended December 31:

	Pension Benefits
	U.S. Plans			Non-U.S. Plans
	2017	2016	2015	2017	2016	2015
Weighted-average discount rate	2.70%	2.70%	2.50%	2.83%	3.81%	3.67%
Weighted-average rate of increase in compensation levels	N/A	N/A	N/A	3.86%	3.67%	3.65%
Weighted-average expected long-term rate of return on plan assets	N/A	N/A	N/A	5.84%	5.84%	6.34%
Aptiv selects discount rates by analyzing the results of matching each plan’s projected benefit obligations with a portfolio of high-quality fixed income investments rated AA-or higher by Standard and Poor’s.
Aptiv does not have any U.S. pension assets; therefore no U.S. asset rate of return calculation was necessary. The primary funded non-U.S. plans are in the U.K. and Mexico. For the determination of 2017 expense, Aptiv assumed a long-term expected asset rate of return of approximately 5.50% and 7.50% for the U.K. and Mexico, respectively. Aptiv evaluated input from local actuaries and asset managers, including consideration of recent fund performance and historical returns, in developing the long-term rate of return assumptions. The assumptions for the U.K. and Mexico are primarily long-term, prospective rates. To determine the expected return on plan assets, the market-related value of approximately 100% of our plan assets is actual fair value. The expected return on the remainder of our plan assets is determined by applying the expected long-term rate of return on assets to a calculated market-related value of these plan assets, which recognizes changes in the fair value of the plan assets in a systematic manner over five years.

Aptiv’s pension expense for 2018 is determined at the 2017 year end measurement date. For purposes of analysis, the following table highlights the sensitivity of the Company’ pension obligations and expense attributable to continuing operations to changes in key assumptions:

Change in Assumption	Impact on Pension Expense	Impact on PBO
25 basis point (“bp”) decrease in discount rate	+ $2 million	+ $29 million
25 bp increase in discount rate	- $2 million	- $27 million
25 bp decrease in long-term expected return on assets	+ $1 million	—
25 bp increase in long-term expected return on assets	- $1 million	—
The above sensitivities reflect the effect of changing one assumption at a time. It should be noted that economic factors and conditions often affect multiple assumptions simultaneously and the effects of changes in key assumptions are not necessarily linear. The above sensitivities also assume no changes to the design of the pension plans and no major restructuring programs.
Pension Funding
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

	Projected Pension Benefit Payments
	U.S. Plans	Non-U.S. Plans
	(in millions)
2018	$10	$52
2019	8	33
2020	4	35
2021	3	38
2022	1	39
2023 – 2027	3	242
Aptiv anticipates making pension contributions and benefit payments of approximately $62 million in 2018.
Aptiv sponsors defined contribution plans for certain hourly and salaried employees. Expense related to the contributions for these plans attributable to continued operations was $36 million, $36 million, and $41 million for the years ended December 31, 2017, 2016 and 2015, respectively.
Plan Assets
Certain pension plans sponsored by Aptiv invest in a diversified portfolio consisting of an array of asset classes that attempts to maximize returns while minimizing volatility. These asset classes include developed market equities, emerging market equities, private equity, global high quality and high yield fixed income, real estate and absolute return strategies.

The fair values of Aptiv’s pension plan assets weighted-average asset allocations at December 31, 2017 and 2016, by asset category, are as follows:

	Fair Value Measurements at December 31, 2017
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Cash	$17	$17	$—	$—
Time deposits	4	—	4	—
Equity mutual funds	114	—	114	—
Bond mutual funds	94	—	94	—
Real estate trust funds	13	—	—	13
Hedge funds	27	—	—	27
Insurance contracts	6	—	—	6
Debt securities	51	51	—	—
Equity securities	51	51	—	—
Total	$377	$119	$212	$46

	Fair Value Measurements at December 31, 2016
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Cash	$61	$61	$—	$—
Time deposits	10	—	10	—
Equity mutual funds	423	—	423	—
Bond mutual funds	469	—	469	—
Real estate trust funds	29	—	—	29
Hedge funds	107	—	—	107
Insurance contracts	5	—	—	5
Debt securities	51	51	—	—
Equity securities	57	57	—	—
Total	$1,212	$169	$902	$141
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
Debt securities—The fair value of debt securities is determined by direct quoted market prices on regulated financial exchanges.
Equity securities—The fair value of equity securities is determined by direct quoted market prices on regulated financial exchanges.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Real Estate Trust Fund	Hedge Funds	Insurance Contracts
	(in millions)
Beginning balance at January 1, 2016	$39	$102	$1
Actual return on plan assets:
Relating to assets still held at the reporting date	4	22	—
Purchases, sales and settlements	(10)	—	4
Foreign currency translation and other	(4)	(17)	—
Ending balance at December 31, 2016	$29	$107	$5
Actual return on plan assets:
Relating to assets still held at the reporting date	$1	$2	$1
Purchases, sales and settlements	6	—	—
Spin-off of Delphi Technologies	(23)	(84)	—
Foreign currency translation and other	—	2	—
Ending balance at December 31, 2017	$13	$27	$6

13. COMMITMENTS AND CONTINGENCIES
Ordinary Business Litigation
Aptiv is from time to time subject to various legal actions and claims incidental to its business, including those arising out of alleged defects, alleged breaches of contracts, product warranties, intellectual property matters, and employment-related matters. It is the opinion of Aptiv that the outcome of such matters will not have a material adverse impact on the consolidated financial position, results of operations, or cash flows of Aptiv. With respect to warranty matters, although Aptiv cannot ensure that the future costs of warranty claims by customers will not be material, Aptiv believes its established reserves are adequate to cover potential warranty settlements.
Unsecured Creditors Litigation
Aptiv has been subject to ongoing litigation related to general unsecured claims against the former Delphi Corporation, now known as DPHH, resulting from that entity's 2005 bankruptcy filing. The Fourth Amended and Restated Limited Liability Partnership Agreement of Delphi Automotive LLP (the “Fourth LLP Agreement”) was entered into on July 12, 2011 by the members of Delphi Automotive LLP in order to position the Company for its initial public offering. Under the terms of the Fourth LLP Agreement, if cumulative distributions to the members of Delphi Automotive LLP under certain provisions of the Fourth LLP Agreement exceed $7.2 billion, Aptiv, as disbursing agent on behalf of DPHH, is required to pay to the holders of allowed general unsecured claims against DPHH, $32.50 for every $67.50 in excess of $7.2 billion distributed to the members, up to a maximum amount of $300 million. In December 2014, a complaint was filed in the United States Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court") alleging that the 2011 redemption by Delphi Automotive LLP of the membership interests of GM and the Pension Benefit Guaranty Corporation (the "PBGC") totaling $4.4 billion, and the subsequent repurchase of shares and payment of dividends by Aptiv PLC, constituted distributions under the terms of the Fourth LLP Agreement approximating $7.2 billion, triggering the maximum $300 million distribution to the holders of general unsecured claims.
In May 2016, the Bankruptcy Court initially denied both parties' motions for summary judgment, requiring further submissions to the Bankruptcy Court regarding the parties' intent with respect to the redemptions of the GM and PBGC membership interests. On January 12, 2017, the Bankruptcy Court granted summary judgment in favor of the plaintiffs, ruling that the membership interest redemption payments qualified as distributions, which, along with share repurchases and dividend payments made by Aptiv, count toward the $7.2 billion threshold, and thus the $300 million maximum distribution for general unsecured claims has been triggered.
In connection with the January 2017 ruling, the Company recorded a reserve of $300 million in the fourth quarter of 2016. The reserve was recorded to other expense in the consolidated statement of operations, and resulted in a corresponding reduction in earnings per diluted share of approximately $1.10 for the year ended December 31, 2016. In March 2017, the Bankruptcy Court issued a ruling on the application of pre-judgment interest owed on the amount of the distribution to be made to the holders of general unsecured claims. Pursuant to this ruling, Aptiv recorded an additional reserve of $27 million during the three months ended March 31, 2017.
During the three months ended June 30, 2017, Aptiv and the plaintiffs reached an agreement to settle this matter for $310 million, which was subsequently approved by the Bankruptcy Court. In July 2017, the Company paid the $310 million settlement pursuant to the terms of the settlement agreement. In accordance with the terms of the settlement agreement, the Company recorded a net incremental charge of $10 million to other expense during the year ended December 31, 2017.
Brazil Matters
Aptiv conducts business operations in Brazil that are subject to the Brazilian federal labor, social security, environmental, tax and customs laws, as well as a variety of state and local laws. While Aptiv believes it complies with such laws, they are complex, subject to varying interpretations, and the Company is often engaged in litigation with government agencies regarding the application of these laws to particular circumstances. As of December 31, 2017, the majority of claims asserted against Aptiv in Brazil relate to such litigation. The remaining claims in Brazil relate to commercial and labor litigation with private parties. As of December 31, 2017, claims totaling approximately $185 million (using December 31, 2017 foreign currency rates) have been asserted against Aptiv in Brazil. As of December 31, 2017, the Company maintains accruals for these asserted claims of $25 million (using December 31, 2017 foreign currency rates). The amounts accrued represent claims that are deemed probable of loss and are reasonably estimable based on the Company’s analyses and assessment of the asserted claims and prior experience with similar matters. While the Company believes its accruals are adequate, the final amounts required to resolve these matters could differ materially from the Company’s recorded estimates and Aptiv’s results of operations could be materially affected. The Company estimates the reasonably possible loss in excess of the amounts accrued related to these claims to be zero to $160 million.
Environmental Matters
Aptiv is subject to the requirements of U.S. federal, state, local and non-U.S. environmental and safety and health laws and regulations. As of December 31, 2017 and December 31, 2016, the undiscounted reserve for environmental investigation and remediation was approximately $4 million (which was recorded in other long-term liabilities) and $5 million (of which $1 million was recorded in accrued liabilities and $4 million was recorded in other long-term liabilities), respectively. Aptiv cannot ensure that environmental requirements will not change or become more stringent over time or that its eventual environmental remediation costs and liabilities will not exceed the amount of its current reserves. In the event that such liabilities were to significantly exceed the amounts recorded, Aptiv’s results of operations could be materially affected. At December 31, 2017 the difference between the recorded liabilities and the reasonably possible range of potential loss was not material.
Operating Leases
Rental expense totaled $100 million, $85 million and $82 million for the years ended December 31, 2017, 2016 and 2015, respectively. As of December 31, 2017, Aptiv had minimum lease commitments under non-cancellable operating leases totaling $447 million, which become due as follows:

Minimum Future Operating Lease Commitments
(in millions)
2018	$97
2019	76
2020	62
2021	56
2022	45
Thereafter	111
Total	$447

14. INCOME TAXES
Income from continuing operations before income taxes and equity income for U.S. and non-U.S. operations are as follows:

	Year Ended December 31,
	2017	2016	2015
	(in millions)
U.S. (loss) income	$(32)	$150	$281
Non-U.S. income	1,287	850	716
Income from continuing operations before income taxes and equity income	$1,255	$1,000	$997
The provision (benefit) for income taxes from continuing operations is comprised of:

	Year Ended December 31,
	2017	2016	2015
	(in millions)
Current income tax expense (benefit):
U.S. federal	$37	$47	$(17)
Non-U.S.	214	238	185
U.S. state and local	(2)	3	(1)
Total current	249	288	167
Deferred income tax (benefit) expense, net:
U.S. federal	(15)	(88)	(1)
Non-U.S.	(12)	(33)	(5)
U.S. state and local	1	—	—
Total deferred	(26)	(121)	(6)
Total income tax provision	$223	$167	$161
Cash paid or withheld for income taxes was $275 million, $253 million and $231 million for the years ended December 31, 2017, 2016 and 2015, respectively.

For purposes of comparability and consistency, the Company uses the notional U.S. federal income tax rate when presenting the Company’s reconciliation of the income tax provision. The Company is a U.K. resident taxpayer, and as such is not generally subject to U.K. tax on remitted foreign earnings. As a result, the Company does not anticipate foreign earnings would be subject to a 35% tax rate upon repatriation to the U.K., as is the case when U.S. based companies repatriate earnings to the U.S. A reconciliation of the provision for income taxes compared with the amounts at the notional U.S. federal statutory rate was:

	Year Ended December 31,
	2017	2016	2015
	(in millions)
Notional U.S. federal income taxes at statutory rate	$439	$350	$349
Income taxed at other rates	(260)	(86)	(120)
Change in valuation allowance	(6)	(17)	15
Other change in tax reserves	25	76	6
Withholding taxes	64	44	50
Tax credits	(32)	(196)	(133)
Change in tax law	(6)	(1)	11
Other adjustments	(1)	(3)	(17)
Total income tax expense	$223	$167	$161
Effective tax rate	18%	17%	16%
The Company’s tax rate is affected by the fact that its parent entity is a U.K. resident taxpayer, the tax rates in the U.K. and other jurisdictions in which the Company operates, the relative amount of income earned by jurisdiction and the relative amount of losses or income for which no tax benefit or expense was recognized due to a valuation allowance. Included in the non-U.S. income taxed at other rates are tax incentives obtained in various non-U.S. countries, primarily the High and New Technology Enterprise ("HNTE") status in China, a Free Trade Zone exemption in Honduras and the Special Economic Zone exemption in Turkey, totaled $45 million in 2017, $45 million in 2016, and $46 million in 2015, as well as tax benefit for income earned, and no tax benefit for losses incurred, in jurisdictions where a valuation allowance has been recorded. The Company currently benefits from tax holidays in various non-U.S. jurisdictions with expiration dates from 2017 through 2026. The income tax benefits attributable to these tax holidays are approximately $7 million ($0.03 per share) in 2017, $10 million ($0.04 per share) in 2016 and $14 million ($0.05 per share) in 2015.
The effective tax rate in the year ended December 31, 2017 was impacted by increased tax expense of approximately $50 million due to the enactment of the Tax Cuts and Jobs Act (the "Tax Legislation") in the United States on December 22, 2017, partially offset by favorable geographic income mix as compared to 2016, primarily due to changes in the underlying business operations. The Tax Legislation significantly revises the U.S. corporate income tax by, among other things, lowering corporate income tax rates and imposing a one-time repatriation tax on deemed repatriated earnings of foreign subsidiaries. This impact was primarily the result of increased tax expense due to the one-time deemed repatriation tax and a reduction of our foreign tax credit, partially offset by the favorable impact of the reduced tax rate on the Company’s net deferred tax liabilities. Pursuant to the guidance within SEC Staff Accounting Bulletin No. 118 (“SAB 118”), as of December 31, 2017, the Company recognized the provisional effects of the enactment of the Tax Legislation for which measurement could be reasonably estimated. Although the Company continues to analyze certain aspects of the Tax Legislation and refine its assessment, the ultimate impact of the Tax Legislation may differ from these estimates due to its continued analysis or further regulatory guidance that may be issued as a result of the Tax Legislation. Pursuant to SAB 118, adjustments to the provisional amounts recorded by the Company as of December 31, 2017 that are identified within a subsequent measurement period of up to one year from the enactment date will be included as an adjustment to tax expense from continuing operations in the period the amounts are determined.
The Company incurred certain intra-entity gains and related tax impacts in connection with transactions comprising the Separation. During the fourth quarter of 2017, the Company finalized its plan and entered into several transactions to separate these businesses into stand-alone legal and operational structures. As these transactions occurred between related subsidiaries that were consolidated at the time the transactions occurred, the gains were deferred within the consolidated financial statements in accordance with ASC 810. The tax impacts of the gains, which totaled approximately $64 million, were recognized upon the distribution of the related assets to Delphi Technologies and recorded as a reduction to Shareholders' Equity during the year ended December 31, 2017.
The effective tax rate in the year ended December 31, 2016 was impacted by favorable geographic income mix in 2016 as compared to 2015, primarily due to changes in the underlying operations of the business, as well as $17 million for releases of valuation allowances as a result of the Company's determination that it was more likely than not that certain deferred tax assets would be realized. These benefits were offset by $76 million of reserve adjustments recorded for uncertain tax positions, which included reserves for ongoing audits in foreign jurisdictions, as well as for changes in estimates based on relevant new or additional evidence obtained related to certain of the Company's tax positions, including tax authority administrative pronouncements and court decisions. These reserve adjustments resulted in foreign tax credit benefits of approximately $18 million. Additionally, following a change in U.S. tax regulation during 2016, the Company recorded a tax credit benefit of approximately $16 million during the year ended December 31, 2016.
As described above, certain of the Company's Chinese subsidiaries benefit from a reduced corporate income tax rate as a result of their HNTE status. Aptiv submitted applications for new 6-year HNTE grants for certain of these subsidiaries and received the relevant regulatory approvals during 2016, which entitled these entities to use the reduced HNTE income tax rate retroactive to the expiration date of the prior grants. As a result, there was no change in the tax status of these entities as compared to the year ended December 31, 2016.
The effective tax rate in the year ended December 31, 2015 was impacted by increased tax expense of $15 million resulting from changes in judgment related to deferred tax asset valuation allowances, as well as the enactment of the UK Finance (No. 2) Act 2015 (the “UK 2015 Finance Act”) on November 18, 2015, which provides for a reduction of the corporate income tax rate from 20% to 19% effective April 1, 2017, with a further reduction to 18% effective April 1, 2020. The income tax accounting effect, including any retroactive effect, of a tax law change is accounted for in the period of enactment, which in this case was the fourth quarter of 2015. As a result, the effective tax rate was impacted by an increased tax expense of approximately $2 million for the year ended December 31, 2015 due to the resultant impact on the net deferred tax asset balances. Additionally, the effective tax rate in the year ended December 31, 2015 was impacted by unfavorable geographic income mix in 2015 as compared to 2014, primarily due to changes in the underlying operations of the business, offset by tax planning initiatives and the resulting favorable impact on foreign tax credits.
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

	December 31,
	2017	2016
	(in millions)
Deferred tax assets:
Pension	$94	$79
Employee benefits	12	26
Net operating loss carryforwards	976	1,362
Warranty and other liabilities	88	93
Other	210	236
Total gross deferred tax assets	1,380	1,796
Less: valuation allowances	(1,008)	(1,399)
Total deferred tax assets (1)	$372	$397
Deferred tax liabilities:
Fixed assets	$33	$21
Tax on unremitted profits of certain foreign subsidiaries	69	73
Intangibles	307	316
Total gross deferred tax liabilities	409	410
Net deferred tax liabilities	$(37)	$(13)

(1)	Reflects gross amount before jurisdictional netting of deferred tax assets and liabilities.

Deferred tax liabilities and assets are classified as long-term in the consolidated balance sheet. Net deferred tax assets and liabilities are included in the consolidated balance sheets as follows:

	December 31,
	2017	2016
	(in millions)
Long-term assets	$185	$130
Long-term liabilities	(222)	(143)
Total deferred tax liability	$(37)	$(13)
The net deferred tax liability of $37 million as of December 31, 2017 are primarily comprised of deferred tax liabilities in Japan and Singapore offset by deferred tax asset amounts primarily in the U.K., U.S., Mexico and China.
Net Operating Loss and Tax Credit Carryforwards
As of December 31, 2017, the Company has gross deferred tax assets of approximately $965 million for non-U.S. net operating loss (“NOL”) carryforwards with recorded valuation allowances of $850 million. These NOL’s are available to offset future taxable income and realization is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards. The NOL’s primarily relate to U.K., Luxembourg and Germany. The NOL carryforwards have expiration dates ranging from one year to an indefinite period. The NOL carryforwards available for use on tax returns are $976 million as of December 31, 2017.
Deferred tax assets include $108 million and $99 million of tax credit carryforwards with recorded valuation allowances of $49 million and $35 million at December 31, 2017 and 2016, respectively. These tax credit carryforwards expire in 2018 through 2025.
Cumulative Undistributed Foreign Earnings
No income taxes have been provided on indefinitely reinvested earnings of certain foreign subsidiaries at December 31, 2017.
Withholding taxes of $69 million have been accrued on undistributed earnings that are not indefinitely reinvested and are primarily related to China, South Korea, Honduras, and Morocco. There are no other material liabilities for income taxes on the undistributed earnings of foreign subsidiaries, as the Company has concluded that such earnings are either indefinitely reinvested or should not give rise to additional income tax liabilities as a result of the distribution of such earnings.
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
A reconciliation of the gross change in the unrecognized tax benefits balance, excluding interest and penalties is as follows:

	Year Ended December 31,
	2017	2016	2015
	(in millions)
Balance at beginning of year	$180	$43	$57
Additions related to current year	51	94	9
Additions related to prior years	40	67	—
Reductions related to prior years	(31)	(15)	(20)
Reductions due to expirations of statute of limitations	(15)	(8)	—
Settlements	(1)	(1)	(3)
Balance at end of year	$224	$180	$43
A portion of the Company's unrecognized tax benefits would, if recognized, reduce its effective tax rate. The remaining unrecognized tax benefits relate to tax positions for which only the timing of the benefit is uncertain. Recognition of these tax benefits would reduce the Company’s effective tax rate only through a reduction of accrued interest and penalties. As of December 31, 2017 and 2016, the amounts of unrecognized tax benefit that would reduce the Company’s effective tax rate were $159 million and $121 million, respectively. In addition, $85 million and $74 million for 2017 and 2016, respectively, would be offset by the write-off of a related deferred tax asset, if recognized.
The Company recognizes interest and penalties relating to unrecognized tax benefits as part of income tax expense. Total accrued liabilities for interest and penalties were $21 million and $15 million at December 31, 2017 and 2016, respectively. Total interest and penalties recognized as part of income tax expense was a $5 million expense, a $5 million expense and a $2 million benefit for the years ended December 31, 2017, 2016 and 2015, respectively.
The Company files tax returns in multiple jurisdictions and is subject to examination by taxing authorities throughout the world. Taxing jurisdictions significant to Aptiv include China, Luxembourg, Germany, Mexico, the U.S. and the U.K. Open tax years related to these taxing jurisdictions remain subject to examination and could result in additional tax liabilities. In general, the Company's affiliates are no longer subject to income tax examinations by foreign tax authorities for years before 2001. It is reasonably possible that audit settlements, the conclusion of current examinations or the expiration of the statute of limitations in several jurisdictions could impact the Company’s unrecognized tax benefits.

15. SHAREHOLDERS’ EQUITY AND NET INCOME PER SHARE
Net Income Per Share
Basic net income per share is computed by dividing net income attributable to Aptiv by the weighted average number of ordinary shares outstanding during the period. Diluted net income per share reflects the weighted average dilutive impact of all potentially dilutive securities from the date of issuance and is computed using the treasury stock method by dividing net income attributable to Aptiv by the diluted weighted average number of ordinary shares outstanding. For all periods presented, the calculation of net income per share contemplates the dilutive impacts, if any, of the Company’s share-based compensation plans. Refer to Note 21. Share-Based Compensation for additional information.
Weighted Average Shares
The following table illustrates net income per share attributable to Aptiv and the weighted average shares outstanding used in calculating basic and diluted income per share:

	Year Ended December 31,
	2017	2016	2015
	(in millions, except per share data)
Numerator:
Income from continuing operations	$1,021	$834	$813
Income from discontinued operations	334	423	637
Net income attributable to Aptiv	$1,355	$1,257	$1,450
Denominator:
Weighted average ordinary shares outstanding, basic	267.16	273.02	285.20
Dilutive shares related to RSUs	0.87	0.68	1.44
Weighted average ordinary shares outstanding, including dilutive shares	268.03	273.70	286.64

Basic net income per share:
Continuing operations	$3.82	$3.05	$2.85
Discontinued operations	1.25	1.55	2.23
Basic net income per share attributable to Aptiv	$5.07	$4.60	$5.08
Diluted net income per share:
Continuing operations	$3.81	$3.05	$2.84
Discontinued operations	1.25	1.54	2.22
Diluted net income per share attributable to Aptiv	$5.06	$4.59	$5.06
Anti-dilutive securities share impact	—	—	—

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
A summary of the ordinary shares repurchased during the years ended December 31, 2017, 2016 and 2015 is as follows:

	Year Ended December 31,
	2017	2016	2015
Total number of shares repurchased	4,667,193	9,481,946	14,581,705
Average price paid per share	$82.00	$66.93	$79.48
Total (in millions)	$383	$635	$1,159
As of December 31, 2017, approximately $989 million of share repurchases remained available under the April 2016 share repurchase program. All repurchased shares were retired, and are reflected as a reduction of ordinary share capital for the par value of the shares, with the excess applied as reductions to additional paid-in-capital and retained earnings.
Dividends
The Company has declared and paid cash dividends per ordinary share during the periods presented as follows:

	Dividend	Amount
	Per Share	(in millions)
2017:
Fourth quarter	$0.29	$77
Third quarter	0.29	77
Second quarter	0.29	78
First quarter	0.29	78
Total	$1.16	$310
2016:
Fourth quarter	$0.29	$79
Third quarter	0.29	79
Second quarter	0.29	79
First quarter	0.29	80
Total	$1.16	$317
In addition, in December 2017, the Board of Directors declared a regular quarterly cash dividend of $0.22 per ordinary share, payable on February 14, 2018 to shareholders of record at the close of business on February 5, 2018.
On December 4, 2017, Aptiv distributed the issued and outstanding ordinary shares of Delphi Technologies to the Company's shareholders. The Company distributed to its shareholders one ordinary share of Delphi Technologies for every three Aptiv ordinary shares outstanding as of November 22, 2017, the record date for the distribution. Shareholders received cash in lieu of any fractional ordinary shares of Delphi Technologies.

16. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The changes in accumulated other comprehensive income (loss) attributable to Aptiv (net of tax) are shown below. Other comprehensive income includes activity relating to discontinued operations.

	Year Ended December 31,
	2017	2016	2015
	(in millions)
Foreign currency translation adjustments:
Balance at beginning of year	$(799)	$(661)	$(333)
Aggregate adjustment for the year (1)	305	(138)	(328)
Spin-off of Delphi Technologies	125	—	—
Balance at end of year	(369)	(799)	(661)

Gains (losses) on derivatives:
Balance at beginning of year	$(11)	$(106)	$(78)
Other comprehensive income before reclassifications (net tax effect of $1 million, $23 million and $30 million)	14	(1)	(118)
Reclassification to income (net tax effect of $6 million, $30 million and $28 million)	1	96	90
Balance at end of year	4	(11)	(106)

Pension and postretirement plans:
Balance at beginning of year	$(405)	$(266)	$(330)
Other comprehensive income before reclassifications (net tax effect of $3 million, $32 million and $5 million)	(19)	(150)	41
Reclassification to income (net tax effect of $6 million, $1 million and $3 million)	30	11	23
Spin-off of Delphi Technologies	288	—	—
Balance at end of year	(106)	(405)	(266)

Accumulated other comprehensive loss, end of year	$(471)	$(1,215)	$(1,033)

(1)
Includes (losses) gains of $(177) million, $67 million and $(5) million for the years ended December 31, 2017, 2016 and 2015, respectively, related to non-derivative net investment hedges, principally offset by the foreign currency impact of intra-entity loans that are of a long-term investment nature in each period. Refer to Note 17. Derivatives and Hedging Activities for further description of the Company's net investment hedges. The year ended December 31, 2016 also includes $29 million of accumulated currency translation adjustment losses reclassified to net income as a result of the sale of the Company's Mechatronics business, as further described in Note 20. Acquisitions and Divestitures.

Reclassifications from accumulated other comprehensive income (loss) to income were as follows:

Reclassification Out of Accumulated Other Comprehensive Income (Loss)
Details About Accumulated Other Comprehensive Income Components	Year Ended December 31,			Affected Line Item in the Statement of Operations
	2017	2016	2015
	(in millions)
Foreign currency translation adjustments:
Sale of Mechatronics business (1)	$—	$(29)	$—	Cost of sales
	—	(29)	—	Income before income taxes
	—	—	—	Income tax expense
	—	(29)	—	Net income
	—	—	—	Net income attributable to noncontrolling interest
	$—	$(29)	$—	Net income attributable to Aptiv

Gains (losses) on derivatives:
Commodity derivatives	$18	$(42)	$(44)	Cost of sales
Foreign currency derivatives	(25)	(84)	(74)	Cost of sales
	(7)	(126)	(118)	Income before income taxes
	6	30	28	Income tax expense
	(1)	(96)	(90)	Net income
	—	—	—	Net income attributable to noncontrolling interest
	$(1)	$(96)	$(90)	Net income attributable to Aptiv

Pension and postretirement plans:
Actuarial loss	$(35)	$(12)	$(18)	(2)
Settlement loss	(1)	—	(11)	(2)
Curtailment gain	—	—	3	(2)
	(36)	(12)	(26)	Income before income taxes
	6	1	3	Income tax expense
	(30)	(11)	(23)	Net income
	—	—	—	Net income attributable to noncontrolling interest
	$(30)	$(11)	$(23)	Net income attributable to Aptiv

Total reclassifications for the year	$(31)	$(136)	$(113)

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

17. DERIVATIVES AND HEDGING ACTIVITIES
Cash Flow Hedges
Aptiv is exposed to market risk, such as fluctuations in foreign currency exchange rates, commodity prices and changes in interest rates, which may result in cash flow risks. To manage the volatility relating to these exposures, Aptiv aggregates the exposures on a consolidated basis to take advantage of natural offsets. For exposures that are not offset within its operations, Aptiv enters into various derivative transactions pursuant to its risk management policies, which prohibit holding or issuing derivative financial instruments for speculative purposes, and designation of derivative instruments is performed on a transaction basis to support hedge accounting. The changes in fair value of these hedging instruments are offset in part or in whole by corresponding changes in the fair value or cash flows of the underlying exposures being hedged. Aptiv assesses the initial and ongoing effectiveness of its hedging relationships in accordance with its documented policy.
As of December 31, 2017, the Company had the following outstanding notional amounts related to commodity and foreign currency forward and option contracts designated as cash flow hedges that were entered into to hedge forecasted exposures:

Commodity	Quantity Hedged	Unit of Measure	Notional Amount (Approximate USD Equivalent)
	(in thousands)		(in millions)
Copper	57,393	pounds	$175

Foreign Currency	Quantity Hedged	Unit of Measure	Notional Amount (Approximate USD Equivalent)
	(in millions)
Mexican Peso	14,215	MXN	$725
Chinese Yuan Renminbi	2,290	RMB	350
Polish Zloty	307	PLN	90
New Turkish Lira	185	TRY	50
The Company had additional foreign currency forward contracts designated as cash flow hedges with notional amounts that individually amounted to less than $10 million. As of December 31, 2017, Aptiv has entered into derivative instruments to hedge cash flows extending out to December 2019.
Gains and losses on derivatives qualifying as cash flow hedges are recorded in other comprehensive income ("OCI"), to the extent that hedges are effective, until the underlying transactions are recognized in earnings. Unrealized amounts in accumulated OCI will fluctuate based on changes in the fair value of hedge derivative contracts at each reporting period. Net gains on cash flow hedges included in accumulated OCI as of December 31, 2017 were $8 million ($23 million, net of tax). Of this total, approximately $11 million of gains are expected to be included in cost of sales within the next 12 months and $3 million of losses are expected to be included in cost of sales in subsequent periods. Cash flow hedges are discontinued when Aptiv determines it is no longer probable that the originally forecasted transactions will occur. The amount included in cost of sales related to hedge ineffectiveness was insignificant for the years ended December 31, 2017, 2016 and 2015, respectively. Cash flows from derivatives used to manage commodity and foreign exchange risks are classified as operating activities within the consolidated statement of cash flows.
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
During 2016 and 2017, the Company entered into a series of forward contracts, each of which were designated as net investment hedges of the foreign currency exposure of the Company's investments in certain Chinese Yuan Renminbi ("RMB")-denominated subsidiaries. During the first quarter of 2016, the Company entered into a forward contract with a notional amount of 2.4 billion RMB (approximately $370 million, using March 31, 2016 foreign currency rates), which matured in May 2016, and the Company paid $1 million at settlement. In December 2016, the Company entered into a forward contract with a notional amount of 1.8 billion RMB (approximately $265 million, using December 31, 2016 foreign currency rates), which matured in June 2017, and the Company paid $12 million at settlement. In June 2017, the Company entered into a forward contract with a notional amount of 2.4 billion RMB (approximately $345 million, using June 30, 2017 foreign currency rates), which matured in December 2017, and the Company paid $16 million at settlement. In December 2017, the Company entered into a forward contract with a notional amount of 1.9 billion RMB (approximately $290 million, using December 31, 2017 foreign currency rates), which matures in June 2018. Refer to the tables below for details of the fair value recorded in the consolidated balance sheet and the effects recorded in the consolidated statement of operations and consolidated statement of comprehensive income related to these derivative instruments.
The Company has designated the €700 million 2015 Euro-denominated Senior Notes and the €500 million 2016 Euro-denominated Senior Notes, as more fully described in Note 11. Debt, as net investment hedges of the foreign currency exposure of its investments in certain Euro-denominated subsidiaries. Due to changes in the value of the Euro-denominated debt instruments designated as net investment hedges, during the years ended December 31, 2017 and 2016, $(177) million and $65 million, respectively, of (losses) gains were recognized within the cumulative translation adjustment component of OCI. Cumulative (losses) gains included in accumulated OCI on these net investment hedges were $(117) million as of December 31, 2017 and $60 million as of December 31, 2016. There were no amounts reclassified or recognized for ineffectiveness in the years ended December 31, 2017 or 2016.
Derivatives Not Designated as Hedges
In certain occasions the Company enters into certain foreign currency and commodity contracts that are not designated as hedges. When hedge accounting is not applied to derivative contracts, gains and losses are recorded to other income (expense), net and cost of sales in the consolidated statement of operations.
As more fully disclosed in Note 20. Acquisitions and Divestitures, on July 30, 2015, Aptiv made a recommended offer to acquire HellermannTyton. In conjunction with the acquisition, in August 2015, the Company entered into option contracts with notional amounts totaling £917 million to hedge portions of the currency risk associated with the cash payment for the acquisition at a cost of $15 million. Subsequently, in conjunction with the closing of the acquisition, Aptiv entered into offsetting option contracts. Pursuant to the requirements of ASC 815, Derivatives and Hedging, the options did not qualify as hedges for accounting purposes. During the year ended December 31, 2015, the change in fair value resulted in a pre-tax loss of $15 million included within other income (expense), net in the consolidated statement of operations. The Company paid $15 million to settle these options during the year ended December 31, 2016, which is reflected within investing activities in the consolidated statement of cash flows.
Fair Value of Derivative Instruments in the Balance Sheet
The fair value of derivative financial instruments recorded in the consolidated balance sheets as of December 31, 2017 and December 31, 2016 are as follows:

	Asset Derivatives		Liability Derivatives		Net Amounts of Assets and (Liabilities) Presented in the Balance Sheet
	Balance Sheet Location	December 31, 2017	Balance Sheet Location	December 31, 2017	December 31, 2017
	(in millions)
Derivatives designated as cash flow hedges:
Commodity derivatives	Other current assets	$27	Accrued liabilities	$—
Foreign currency derivatives*	Other current assets	3	Other current assets	—	$3
Foreign currency derivatives*	Accrued liabilities	7	Accrued liabilities	17	(10)
Commodity derivatives	Other long-term assets	8	Other long-term liabilities	—
Foreign currency derivatives*	Other long-term liabilities	—	Other long-term liabilities	11	(11)
Derivatives designated as net investment hedges:
Foreign currency derivatives	Other current assets	—	Accrued liabilities	5
Total derivatives designated as hedges		$45		$33

	Asset Derivatives		Liability Derivatives		Net Amounts of Assets and (Liabilities) Presented in the Balance Sheet
	Balance Sheet Location	December 31, 2016	Balance Sheet Location	December 31, 2016	December 31, 2016
	(in millions)
Derivatives designated as cash flow hedges:
Commodity derivatives	Other current assets	$7	Accrued liabilities	$—
Foreign currency derivatives*	Other current assets	6	Other current assets	3	$3
Foreign currency derivatives*	Accrued liabilities	9	Accrued liabilities	55	(46)
Commodity derivatives	Other long-term assets	4	Other long-term liabilities	—
Foreign currency derivatives*	Other long-term assets	8	Other long-term assets	4	4
Foreign currency derivatives*	Other long-term liabilities	—	Other long-term liabilities	11	(11)
Derivatives designated as net investment hedges:
Foreign currency derivatives	Other current assets	2	Accrued liabilities	—
Total derivatives designated as hedges		$36		$73

Derivatives not designated:
Foreign currency derivatives*	Other current assets	$—	Other current assets	$1	(1)
Foreign currency derivatives*	Accrued liabilities	2	Accrued liabilities	1	1
Total derivatives not designated as hedges		$2		$2
* Derivative instruments within this category are subject to master netting arrangements and are presented on a net basis in the consolidated balance sheets in accordance with accounting guidance related to the offsetting of amounts related to certain contracts.
The fair value of Aptiv’s derivative financial instruments was in a net asset position as of December 31, 2017 and a net liability position as of December 31, 2016.
Effect of Derivatives on the Statement of Operations and Statement of Comprehensive Income
The pre-tax effect of derivative financial instruments in the consolidated statement of operations and consolidated statement of comprehensive income for the year ended December 31, 2017 is as follows:

Year Ended December 31, 2017	Gain (Loss) Recognized in OCI (Effective Portion)	Gain (Loss) Reclassified from OCI into Income (Effective Portion)	Gain Recognized in Income (Ineffective Portion Excluded from Effectiveness Testing)
	(in millions)
Derivatives designated as cash flow hedges:
Commodity derivatives	$45	$18	$—
Foreign currency derivatives	4	(27)	—
Derivatives designated as net investment hedges:
Foreign currency derivatives	(34)	2	—
Total	$15	$(7)	$—

Loss Recognized in Income
(in millions)
Derivatives not designated:
Commodity derivatives	$—
Foreign currency derivatives	(5)
Total	$(5)

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
The gain or loss reclassified from OCI into income for the effective portion of designated derivative instruments and the gain or loss recognized in income for the ineffective portion of designated derivative instruments excluded from effectiveness testing were recorded to other income, net and cost of goods sold in the consolidated statements of operations for the years ended December 31, 2017, 2016 and 2015. The gain or loss recognized in income for non-designated derivative instruments was recorded in other income (expense), net and cost of goods sold for the years ended December 31, 2017, 2016 and 2015.

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
Aptiv uses the following fair value hierarchy prescribed by GAAP, which prioritizes the inputs used to measure fair value as follows:
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
Fair Value Measurements on a Recurring Basis
Derivative instruments—All derivative instruments are required to be reported on the balance sheet at fair value unless the transactions qualify and are designated as normal purchases or sales. Changes in fair value are reported currently through earnings unless they meet hedge accounting criteria. Aptiv’s derivative exposures are with counterparties with long-term investment grade credit ratings. Aptiv estimates the fair value of its derivative contracts using an income approach based on valuation techniques to convert future amounts to a single, discounted amount. Estimates of the fair value of foreign currency and commodity derivative instruments are determined using exchange traded prices and rates. Aptiv also considers the risk of non-performance in the estimation of fair value, and includes an adjustment for non-performance risk in the measure of fair value of derivative instruments. The non-performance risk adjustment reflects the credit default spread (“CDS”) applied to the net commodity by counterparty and foreign currency exposures by counterparty. When Aptiv is in a net derivative asset position, the counterparty CDS rates are applied to the net derivative asset position. When Aptiv is in a net derivative liability position, estimates of peer companies’ CDS rates are applied to the net derivative liability position.
In certain instances where market data is not available, Aptiv uses management judgment to develop assumptions that are used to determine fair value. This could include situations of market illiquidity for a particular currency or commodity or where observable market data may be limited. In those situations, Aptiv generally surveys investment banks and/or brokers and utilizes the surveyed prices and rates in estimating fair value.
As of December 31, 2017 and 2016, Aptiv was in a net derivative asset (liability) position of $12 million and $(37) million, respectively, and no significant adjustments were recorded for nonperformance risk based on the application of peer companies’ CDS rates, evaluation of our own nonperformance risk and because Aptiv’s exposures were to counterparties with investment grade credit ratings. Refer to Note 17. Derivatives and Hedging Activities for further information regarding derivatives.
Contingent consideration—As described in Note 20. Acquisitions and Divestitures, as of December 31, 2017, additional contingent consideration may be earned as a result of Aptiv's acquisition agreements for nuTonomy, Inc. ("nuTonomy"), Movimento Group ("Movimento"), Control-Tec LLC ("Control-Tec") and Ottomatika, Inc. ("Ottomatika"). The liability for contingent consideration is estimated as of the date of the acquisition and is recorded as part of the purchase price, and is subsequently re-measured to fair value at each reporting date based on a probability-weighted discounted cash flow analysis using a rate that reflects the uncertainty surrounding the expected outcomes, which the Company believes is appropriate and representative of market participant assumptions. The measurement of the liability for contingent consideration is based on significant inputs that are not observable in the market, and is therefore classified as a Level 3 measurement in accordance with ASU Topic 820-10-35. Examples of utilized unobservable inputs are estimated future earnings of the acquired businesses and applicable discount rates. The estimate of the liability may fluctuate if there are changes in the forecast of the acquired businesses' future earnings, as a result of actual earnings levels achieved or in the discount rates used to determine the present value of contingent future cash flows. As of December 31, 2017, the range of periods in which the earn-out provisions may be achieved is from 2018 to 2020. The Company regularly reviews these assumptions, and makes adjustments to the fair value measurements as required by facts and circumstances.
As of December 31, 2017 and 2016, the liability for contingent consideration was $33 million (of which $7 million was classified within other current liabilities and $26 million was classified within other long-term liabilities) and $35 million (of which $22 million was classified within other current liabilities and $13 million which was classified within other long-term liabilities). Adjustments to this liability for interest accretion are recognized in interest expense, and any other changes in the fair value of this liability are recognized within other income (expense), net in the consolidated statement of operations.
The changes in the contingent consideration liability classified as a Level 3 measurement were as follows:

	Year Ended December 31,
	2017	2016
	(in millions)
Fair value at beginning of year	$35	$32
Additions	32	—
Payments	(22)	(2)
Interest accretion	2	2
Measurement adjustments	(14)	3
Fair value at end of year	$33	$35
During the year ended December 31, 2017, Aptiv recorded liabilities of $32 million for the estimated fair values of contingent consideration related to our acquisitions, as further described in Note 20. Acquisitions and Divestitures. Also during the year ended December 31, 2017, the Company paid $22 million of contingent consideration and recorded reductions to our contingent consideration liabilities of $14 million based on the actual level of earnings and the forecasted future earnings of the acquired businesses during the contractual earn-out period.
During the year ended December 31, 2016, Aptiv paid $2 million of contingent consideration and recorded a net increase to our contingent consideration liabilities of $3 million based on the actual level of earnings and the forecasted future earnings of the acquired businesses during the contractual earn-out period.

As of December 31, 2017 and 2016, Aptiv had the following assets measured at fair value on a recurring basis:

	Total	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
	(in millions)
As of December 31, 2017
Commodity derivatives	$35	$—	$35	$—
Foreign currency derivatives	3	—	3	—
Total	$38	$—	$38	$—
As of December 31, 2016
Commodity derivatives	$11	$—	$11	$—
Foreign currency derivatives	8	—	8	—
Total	$19	$—	$19	$—
As of December 31, 2017 and 2016, Aptiv had the following liabilities measured at fair value on a recurring basis:

	Total	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
	(in millions)
As of December 31, 2017
Commodity derivatives	$—	$—	$—	$—
Foreign currency derivatives	26	—	26	—
Contingent consideration	33	—	—	33
Total	$59	$—	$26	$33
As of December 31, 2016
Commodity derivatives	$—	$—	$—	$—
Foreign currency derivatives	56	—	56	—
Contingent consideration	35	—	—	35
Total	$91	$—	$56	$35
Non-derivative financial instruments—Aptiv’s non-derivative financial instruments include cash and cash equivalents, accounts and notes receivable, accounts payable, as well as debt, which consists of its accounts receivable factoring arrangement, capital leases and other debt issued by Aptiv’s non-U.S. subsidiaries, the Revolving Credit Facility, the Tranche A Term Loan and all series of outstanding senior notes. The fair value of debt is based on quoted market prices for instruments with public market data or significant other observable inputs for instruments without a quoted public market price (Level 2). As of December 31, 2017 and December 31, 2016, total debt was recorded at $4,149 million and $3,963 million, respectively, and had estimated fair values of $4,289 million and $3,999 million, respectively. For all other financial instruments recorded at December 31, 2017 and December 31, 2016, fair value approximates book value.
Fair Value Measurements on a Nonrecurring Basis
In addition to items that are measured at fair value on a recurring basis, Aptiv also has items in its balance sheet that are measured at fair value on a nonrecurring basis. As these items are not measured at fair value on a recurring basis, they are not included in the tables above. Nonfinancial assets and liabilities that are measured at fair value on a nonrecurring basis include certain long-lived assets, equity and cost method investments, intangible assets, asset retirement obligations, share-based compensation and liabilities for exit or disposal activities measured at fair value upon initial recognition. During the years ended December 31, 2017, 2016 and 2015, Aptiv recorded non-cash asset impairment charges of $9 million, $1 million and $7 million, respectively, in cost of sales related to declines in the fair values of certain fixed assets. Fair value of long-lived assets is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved and a review of appraisals. As such, Aptiv has determined that the fair value measurements of long-lived assets fall in Level 3 of the fair value hierarchy.
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

19. OTHER INCOME, NET
Other income (expense), net included:

	Year Ended December 31,
	2017	2016	2015
	(in millions)
Interest income	$7	$1	$5
Loss on extinguishment of debt	—	(73)	(58)
Components of net periodic benefit cost other than service cost	(32)	(18)	(26)
Reserve for Unsecured Creditors litigation	(10)	(300)	—
Costs associated with acquisitions	(8)	—	(40)
Contingent consideration liability fair value adjustment	14	(3)	7
Other, net	8	9	(2)
Other expense, net	$(21)	$(384)	$(114)
As further discussed in Note 13. Commitments and Contingencies, during the three months ended June 30, 2017, Aptiv and the plaintiffs reached an agreement to settle the Unsecured Creditors litigation for $310 million, which was subsequently approved by the Bankruptcy Court. In July 2017, the Company paid the $310 million settlement pursuant to the terms of the settlement agreement. In accordance with the terms of the settlement agreement, the Company recorded a net incremental charge of $10 million to its previously recorded reserve of $300 million to other expense during the year ended December 31, 2017. Also during the year ended December 31, 2017, Aptiv incurred approximately $8 million in transaction costs related to the acquisition of nuTonomy.
During the year ended December 31, 2016, Aptiv recorded a reserve of $300 million for the Unsecured Creditors litigation. As further discussed in Note 11. Debt, during the year ended December 31, 2016, Aptiv redeemed for cash the entire $800 million aggregate principal amount outstanding of the 2013 Senior Notes, resulting in a loss on debt extinguishment of approximately $70 million. Aptiv also recorded a loss on debt extinguishment of $3 million during the year ended December 31, 2016 in conjunction with the 2016 amendment to the Credit Agreement, as further discussed in Note 11. Debt. Additionally, as further discussed in Note 25. Discontinued Operations, during the year ended December 31, 2016, Aptiv recorded $8 million for certain fees earned pursuant to the transition services agreement in connection with the sale of the Company's wholly owned Thermal Systems business.
During the year ended December 31, 2015, as further discussed in Note 11. Debt, Aptiv redeemed for cash the entire aggregate principal amount outstanding of the 6.125% Senior Notes and, as further discussed in Note 20. Acquisitions and Divestitures, canceled the Senior Bridge Credit Agreement, resulting in losses on extinguishment of debt of approximately $52 million and $6 million, respectively. During the year ended December 31, 2015, Aptiv incurred approximately $23 million in transaction costs related to the acquisition of HellermannTyton and, as further discussed in Note 17. Derivatives and Hedging Activities, recorded a loss of $15 million on option contracts entered into in order to hedge portions of the currency risk associated with the acquisition of HellermannTyton, which are reflected within costs associated with acquisitions in the above table. Also during the year ended December 31, 2015, Aptiv recorded $8 million for certain fees earned pursuant to the transition services agreement in connection with the sale of the Company's wholly owned Thermal Systems business.

20. ACQUISITIONS AND DIVESTITURES
Acquisition of nuTonomy
On November 21, 2017, Aptiv acquired 100% of the equity interests of nuTonomy, Inc. ("nuTonomy"), a leading provider of autonomous driving software and technology, for total consideration of up to $454 million. Of the total consideration, $284 million of purchase price was paid at closing, subject to certain post-closing adjustments. An additional $109 million of the purchase price will vest to certain selling shareholders in annual installments over a three-year period from the acquisition date, subject to such shareholders' compliance with certain employment conditions. Of the $109 million, approximately $7 million is payable after one year and approximately $51 million is payable after each of the second and third years following the acquisition date. These remaining installments will be recorded as a component of selling, general and administrative expense ratably over the respective installment period.
Additionally, the total consideration includes a cash payment of up to $54 million, contingent upon the achievement of certain performance metrics over a future three-year period. The range of the undiscounted amounts the Company could be required to pay under this arrangement is between $0 and $54 million. As of the closing date of the acquisition, the contingent consideration was assigned a fair value of approximately $24 million. Refer to Note 15. Fair Value of Financial Instruments for additional information regarding the measurement of the contingent consideration liability. The results of operations of nuTonomy are reported within the Advanced Safety and User Experience segment from the date of acquisition. The Company acquired nuTonomy utilizing cash on hand.
The acquisition was accounted for as a business combination, with the total purchase price allocated on a preliminary basis using information available, in the fourth quarter of 2017. The purchase price and related allocation to the acquired net assets of nuTonomy based on their estimated fair values is shown below (in millions):
Assets acquired and liabilities assumed

Purchase price, cash consideration, net of cash acquired	$284
Purchase price, fair value of contingent consideration	24
Total purchase price, net of cash acquired	$308

Intangible assets	$102
Other liabilities, net	(40)
Identifiable net assets acquired	62
Goodwill resulting from purchase	246
Total purchase price allocation	$308
Goodwill recognized in this transaction is primarily attributable to synergies expected to arise after the acquisition from future growth and potential commercialization opportunities. Intangible assets include $102 million of in-process research and development, which will not be amortized, but tested for impairment until the completion or abandonment of the associated research and development efforts. The estimated fair value of these assets was based on third-party valuations and management's estimates, generally utilizing income and market approaches.
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
Acquisition of Movimento Group
On January 3, 2017, Aptiv acquired 100% of the equity interests of Movimento Group ("Movimento"), a leading provider of Over-the-Air software and data management for the automotive sector, for a purchase price of $40 million at closing and an additional cash payment of up to $10 million contingent upon the achievement of certain performance metrics over a future 2-year period. The range of the undiscounted amounts the Company could be required to pay under this arrangement is between $0 and $10 million. As of the closing date of the acquisition, the contingent consideration was assigned a fair value of approximately $8 million. Refer to Note 15. Fair Value of Financial Instruments for additional information regarding the measurement of the contingent consideration liability. The results of operations of Movimento are reported within the Advanced Safety and User Experience segment from the date of acquisition. The Company acquired Movimento utilizing cash on hand.

The acquisition was accounted for as a business combination, with the total purchase price allocated on a preliminary basis using information available, in the first quarter of 2017. The preliminary purchase price and related allocation to the acquired net assets of Movimento based on their estimated fair values is shown below (in millions):
Assets acquired and liabilities assumed

Purchase price, cash consideration, net of cash acquired	$40
Purchase price, fair value of contingent consideration	8
Total purchase price, net of cash acquired	$48

Intangible assets	$22
Other liabilities, net	(2)
Identifiable net assets acquired	20
Goodwill resulting from purchase	28
Total purchase price allocation	$48
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
Acquisition of PureDepth, Inc.
On March 23, 2016, Aptiv acquired 100% of the equity interests of PureDepth, Inc. ("PureDepth"), a leading provider of 3D display technology, for approximately $15 million. The results of operations of PureDepth are reported within the Advanced Safety and User Experience segment from the date of acquisition. The acquisition was accounted for as a business combination, with the total purchase price allocated on a preliminary basis using information available, in the first quarter of 2016. The purchase price and related allocation were finalized in the first quarter of 2017, and resulted in no adjustments from the amounts previously disclosed. The purchase price and related allocation to the acquired net assets of PureDepth based on their estimated fair values is shown below (in millions):
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

Acquisition of HellermannTyton Group PLC
On December 18, 2015, pursuant to the terms of a recommended offer made on July 30, 2015, Aptiv completed the acquisition of 100% of the issued ordinary share capital of HellermannTyton Group PLC ("HellermannTyton"), a public limited company based in the United Kingdom, and a leading global manufacturer of high-performance and innovative cable management solutions. Aptiv paid 480 pence per HellermannTyton share, totaling approximately $1.5 billion in aggregate, net of cash acquired. Approximately $242 million of HellermannTyton outstanding debt to third-party creditors was assumed and subsequently paid off.
HellermannTyton had 2014 sales of approximately €600 million (approximately 6% of which were to Aptiv and will be eliminated on a consolidated basis). Upon completing the acquisition, Aptiv incurred transaction related expenses totaling approximately $23 million, which were recorded within other income (expense), net in the statement of operations in the fourth quarter of 2015.
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
The results of operations of HellermannTyton are reported within the Signal and Power Solutions segment from the date of acquisition. The pro forma effects of this acquisition would not materially impact the Company's reported results for any period presented, and as a result no pro forma financial statements were presented.
Acquisition financing
Aptiv financed the cash payment required to close the acquisition of HellermannTyton primarily with the net proceeds received from the offering of $1.3 billion of 2015 Senior Notes, as further described in Note 11. Debt, with the remainder of the purchase price funded with cash on hand that was received from the sale of the Company's Thermal Systems business, as further described below. Prior to the transaction closing, in connection with the offer to acquire HellermannTyton in July 2015, £540 million ($844 million using July 30, 2015 foreign currency rates) was placed on deposit for purposes of satisfying a portion of the consideration required to effect the acquisition.
Prior to the issuance of the 2015 Senior Notes, in connection with the offer to acquire HellermannTyton, on July 30, 2015, Aptiv PLC and certain of its subsidiaries, certain financial institutions from time to time party thereto, as lenders and

Barclays Bank PLC, as administrative agent, entered into a Senior Bridge Credit Agreement (the "Senior Bridge Credit Agreement"), pursuant to which the lenders thereunder agreed to provide a £550 million bridge term loan facility. The Senior Bridge Credit Agreement was automatically terminated on November 19, 2015 in connection with the issuance of the 2015 Senior Notes, and unamortized issuance costs of $6 million associated with the Senior Bridge Credit Agreement were written-off to other income (expense), net. The Company did not draw on the Senior Bridge Credit Agreement.
Acquisition of Control-Tec LLC
On November 30, 2015, Aptiv acquired 100% of the equity interests of Control-Tec LLC ("Control-Tec"), a leading provider of telematics and cloud-hosted data analytics solutions, for a purchase price of $104 million at closing and an additional cash payment of up to $40 million contingent upon the achievement of certain financial performance metrics over a future 3-year period. The range of the undiscounted amounts the Company could be required to pay under this arrangement is between $0 and $40 million. As of the closing date of the acquisition, the contingent consideration was assigned a fair value of approximately $20 million. Refer to Note 18. Fair Value of Financial Instruments for additional information regarding the measurement of the contingent consideration liability. The results of operations of Control-Tec are reported within the Advanced Safety and User Experience segment from the date of acquisition. The Company acquired Control-Tec utilizing cash on hand.
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
Acquisition of Ottomatika, Inc.
On July 23, 2015, Aptiv acquired 100% of the equity interests of Ottomatika, Inc. ("Ottomatika"), an automated vehicle software developer, for total consideration of $32 million. The Company paid $16 million at closing utilizing cash on hand, with additional cash payments totaling $11 million deferred over a period of 3 years and additional contingent consideration of up to $5 million due upon the achievement of certain product development milestones over a 3-year period. The range of the undiscounted amounts the Company could be required to pay is between $0 and $5 million. As of the closing date of the acquisition, the contingent consideration was assigned a fair value of approximately $5 million. Refer to Note 18. Fair Value of Financial Instruments for additional information regarding the measurement of the contingent consideration liability. The results of operations of Ottomatika are reported within the Advanced Safety and User Experience segment from the date of acquisition. Aptiv previously held a convertible debt investment in Ottomatika, and as a result of this transaction recognized a gain on its previously held investment of $2 million within other income (expense), net in the consolidated statement of operations during the third quarter of 2015 as a result of remeasuring this investment to fair value.

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
Sale of Mechatronics Business
On December 30, 2016, Aptiv completed the sale of its Mechatronics business, which was previously reported within the Advanced Safety and User Experience segment, for net cash proceeds of approximately $197 million. The net sales of this business in 2016 prior to the divestiture were approximately $290 million. Aptiv recognized a pre-tax gain on the divestiture of $141 million, net of $29 million of accumulated currency translation losses transferred from accumulated other comprehensive income, which is included in cost of sales in the consolidated statement of operations. The gain on the divestiture, net of tax, was $124 million, resulting in an increase in earnings per diluted share of approximately $0.45 for the year ended December 31, 2016. The results of operations of this business were not significant to the consolidated financial statements for any period presented, and the divestiture did not meet the discontinued operations criteria.
Exit of Argentina Businesses
On December 10, 2015, Aptiv completed the exit of its Electronics business located in Argentina, which was previously reported within the Advanced Safety and User Experience segment. The net sales of this business in 2015 prior to the divestiture were approximately $34 million. Aptiv recognized a pre-tax loss on the divestiture of this business of $33 million within cost of sales in the fourth quarter of 2015, which included a cash payment by Aptiv to the buyer of $7 million.
On April 21, 2015, Aptiv completed the exit of its Electrical Wiring business located in Argentina, which was previously reported within the Signal and Power Solutions segment. Aptiv recognized a pre-tax loss on the divestiture of this business of $14 million within cost of sales in the second quarter of 2015, which included a cash payment by Aptiv to the buyer of $7 million.
The results of operations of these businesses, including the losses on divestiture, were not significant to the consolidated financial statements for any period presented, and the disposals did not meet the discontinued operations criteria.
Sale of Reception Systems Business
On July 31, 2015, Aptiv completed the sale of its Reception Systems business for net cash proceeds of approximately $25 million and $39 million of buyer-assumed pension liabilities. The net sales of this business, which was previously reported within the Advanced Safety and User Experience segment, were approximately $55 million for the six months ended June 30, 2015. Aptiv recognized a pre-tax gain on the divestiture of $39 million, which is included in cost of sales in the consolidated statement of operations. The results of operations of this business, including the gain on divestiture, were not significant to the consolidated financial statements for any period presented, and the divestiture did not meet the discontinued operations criteria.
Sale of Thermal Systems Business
On June 30, 2015, Aptiv completed the sale of the Company's wholly owned Thermal Systems business. On September 24, 2015, Aptiv completed the sale of its interest in its KDAC joint venture, and on March 31, 2016, Aptiv completed the sale of its interest in its SDAAC joint venture. Aptiv's interests in the SDAAC and KDAC joint ventures were previously reported within the Thermal Systems segment. Accordingly, the results of the Thermal Systems business are classified as discontinued operations for all periods presented. Refer to Note 25. Discontinued Operations for further disclosure related to the Company's discontinued operations, including details of the divestiture transactions.
Technology Investments
The Company has made technology investments in certain non-consolidated affiliates for ownership interests of less than 20%, which are accounted for under the cost method.
During the third quarter of 2017, the Company's Advanced Safety and User Experience segment made investments in two leading developers of Light Detection and Ranging (“LIDAR”) technology, a $15 million investment in Innoviz Technologies and a $10 million investment in LeddarTech, Inc.
During the second quarter of 2017, the Company's Signal and Power Solutions segment made a $10 million investment in Valens Semiconductor Ltd., a leading provider of signal processing technology for high frequency data transmission of connected car content. During the first quarter of 2017, the Company's Advanced Safety and User Experience segment made a $15 million investment in Otonomo Technologies Ltd., the developer of a connected car data marketplace.
Refer to Note 5. Investments in Affiliates for further information regarding the Company's technology investments.

21. SHARE-BASED COMPENSATION
Long Term Incentive Plan
The PLC LTIP allows for the grant of awards of up to 25,665,448 ordinary shares for long-term compensation. The PLC LTIP is designed to align the interests of management and shareholders. The awards can be in the form of shares, options, stock appreciation rights, restricted stock, RSUs, performance awards, and other share-based awards to the employees, directors, consultants and advisors of the Company. The Company has awarded annual long-term grants of RSUs under the PLC LTIP in each year from 2012 to 2017 in order to align management compensation with Aptiv's overall business strategy. The Company has competitive and market-appropriate ownership requirements. All of the RSUs granted under the PLC LTIP are eligible to receive dividend equivalents for any dividend paid from the grant date through the vesting date. Dividend equivalents are generally paid out in ordinary shares upon vesting of the underlying RSUs. Historical amounts disclosed within this note include amounts attributable to the Company's discontinued operations, unless otherwise noted, and for activity prior to December 4, 2017 represent awards based on shares of Delphi Automotive PLC.
In connection with the Separation, the Company made adjustments to the number of unvested RSUs with the intention of preserving the intrinsic value of the recipient's awards prior to the Separation. Accordingly, the number of RSUs underlying each unvested award outstanding as of the date of the Separation was multiplied by a factor of 1.17, and the related grant date fair value was divided by a factor of 1.17, which resulted in no increase in the intrinsic value of awards outstanding. The RSUs continue to vest in accordance with their original vesting period. These adjustments to the Company’s share-based compensation awards did not result in additional compensation expense.
RSUs that were held by employees who transferred to Delphi Technologies in connection with the Separation were canceled and replaced by awards issued by Delphi Technologies. Employees remaining with the Company did not receive share-based compensation awards of Delphi Technologies as a result of the spin-off. Except for the conversion of awards, the material terms of the awards remained unchanged.
Board of Director Awards
On April 3, 2014, Aptiv granted 24,144 RSUs to the Board of Directors at a grant date fair value of approximately $2 million. The grant date fair value was determined based on the closing price of the Company's ordinary shares on April 3, 2014. The RSUs vested on April 22, 2015, and 24,482 ordinary shares, which included shares issued in connection with dividend equivalents, were issued to members of the Board of Directors at a fair value of approximately $2 million. 2,673 ordinary shares were withheld to cover the minimum U.K. withholding taxes.

On April 23, 2015, Aptiv granted 20,347 RSUs to the Board of Directors at a grant date fair value of approximately $2 million. The grant date fair value was determined based on the closing price of the Company's ordinary shares on April 23, 2015. The RSUs vested on April 27, 2016, and 24,542 ordinary shares, which included shares issued in connection with dividend equivalents, were issued to members of the Board of Directors at a fair value of approximately $2 million. 1,843 ordinary shares were withheld to cover the minimum U.K. withholding taxes.
On April 28, 2016, Aptiv granted 27,238 RSUs to the Board of Directors at a grant date fair value of approximately $2 million. The grant date fair value was determined based on the closing price of the Company's ordinary shares on April 28, 2016. The RSUs vested on April 26, 2017, and 26,580 ordinary shares, which included shares issued in connection with dividend equivalents, were issued to members of the Board of Directors at a fair value of approximately $2 million. 3,472 ordinary shares were withheld to cover the minimum U.K. withholding taxes.
On April 27, 2017, Aptiv granted 26,782 RSUs to the Board of Directors at a grant date fair value of approximately $2 million. The grant date fair value was determined based on the closing price of the Company's ordinary shares on April 27, 2017. The RSUs will vest on April 25, 2018, the day before the 2018 annual meeting of shareholders.
Executive Awards
Aptiv has made annual grants of RSUs to its executives in February of each year beginning in 2012. These awards include a time-based vesting portion and a performance-based vesting portion, as well as continuity awards in certain years. The time-based RSUs, which make up 25% of the awards for Aptiv’s officers and 50% for Aptiv’s other executives, vest ratably over three years beginning on the first anniversary of the grant date. The performance-based RSUs, which make up 75% of the awards for Aptiv’s officers and 50% for Aptiv’s other executives, vest at the completion of a three-year performance period if certain targets are met. Each executive will receive between 0% and 200% of his or her target performance-based award based on the Company’s performance against established company-wide performance metrics, which are:

Metric	2016 - 2017 Grant	2013 - 2015 Grants
Average return on net assets (1)	50%	50%
Cumulative net income	25%	N/A
Cumulative earnings per share (2)	N/A	30%
Relative total shareholder return (3)	25%	20%

(1)
Average return on net assets is measured by tax-affected operating income divided by average net working capital plus average net property, plant and equipment for each calendar year during the respective performance period.

(2)	Cumulative earnings per share is measured by net income attributable to Aptiv divided by the weighted average number of diluted shares outstanding for the respective three-year performance period.

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

In February 2015, under the time-based vesting terms of the 2012, 2013 and 2014 grants, 535,345 ordinary shares were issued to Aptiv executives at a fair value of approximately $42 million, of which 199,211 ordinary shares were withheld to cover minimum withholding taxes. The performance-based RSUs associated with the 2012 grant vested at the completion of a three-year performance period on December 31, 2014, and in the first quarter of 2015, 1,364,966 ordinary shares were issued to executives at a fair value of $107 million, of which 545,192 ordinary shares were withheld to cover minimum withholding taxes.
In February 2016, under the time-based vesting terms of the 2013, 2014 and 2015 grants, 395,744 ordinary shares were issued to Aptiv executives at a fair value of approximately $24 million, of which 146,726 ordinary shares were withheld to cover minimum withholding taxes. The performance-based RSUs associated with the 2013 grant vested at the completion of a three-year performance period on December 31, 2015, and in the first quarter of 2016, 1,265,339 ordinary shares were issued to executives at a fair value of approximately $77 million, of which 512,371 ordinary shares were withheld to cover minimum withholding taxes.
In February 2017, under the time-based vesting terms of the 2014, 2015 and 2016 grants, 248,008 ordinary shares were issued to Aptiv executives at a fair value of approximately $19 million, of which 88,807 ordinary shares were withheld to cover minimum withholding taxes. The performance-based RSUs associated with the 2014 grant vested at the completion of a three-year performance period on December 31, 2016, and in the first quarter of 2017, 797,210 ordinary shares were issued to executives at a fair value of approximately $60 million, of which 324,555 ordinary shares were withheld to cover minimum withholding taxes.
A summary of RSU activity, including award grants, vesting and forfeitures is provided below. For periods prior to the Separation, RSU activity and the corresponding weighted average grant date fair value is presented based on the awards of Delphi Automotive PLC RSUs.

	RSUs	Weighted Average Grant Date Fair Value
	(in thousands)
Nonvested, January 1, 2015	2,274	$50.38
Granted	1,683	72.30
Vested	(1,774)	42.45
Forfeited	(203)	64.75
Nonvested, December 31, 2015	1,980	74.66
Granted	1,219	68.35
Vested	(1,241)	65.91
Forfeited	(218)	74.10
Nonvested, December 31, 2016	1,740	76.54
Granted	1,245	82.02
Vested	(980)	73.01
Forfeited	(195)	76.18
Adjustment due to Delphi Technologies Separation (1)	(3)
Nonvested, December 31, 2017 (2)	1,807	68.66

(1)
Reflects the cancellation of awards outstanding as of the Distribution Date held by Delphi Technologies employees, which were converted to Delphi Technologies RSUs as part of the Separation, and the conversion of unvested RSUs for Aptiv employees in accordance with the conversion factor described above.

(2)
Nonvested RSUs and the corresponding weighted average grant date fair value as of December 31, 2017 presented on an Aptiv basis using the conversion factor described above in connection with the Separation.

As of December 31, 2017, there were approximately 618,000 Aptiv performance-based RSUs, with a weighted average grant date fair value of $72.20, that were vested but not yet distributed.
Aptiv recognized compensation expense from continuing operations of $62 million ($56 million, net of tax), $62 million ($54 million, net of tax) and $67 million ($58 million net of tax) based on the Company’s best estimate of ultimate performance against the respective targets during the years ended December 31, 2017, 2016 and 2015, respectively. Aptiv will continue to recognize compensation expense, based on the grant date fair value of the awards applied to the Company’s best estimate of ultimate performance against the respective targets, over the requisite vesting periods of the awards. Based on the grant date fair value of the awards and the Company’s best estimate of ultimate performance against the respective targets as of December 31, 2017, unrecognized compensation expense on a pretax basis of approximately $64 million is anticipated to be recognized over a weighted average period of approximately 2 years. For the years ended December 31, 2017, 2016 and 2015, respectively, approximately $33 million, $40 million, and $59 million of cash was paid and reflected as a financing activity in the statements of cash flows related to the minimum statutory tax withholding for vested RSUs.

22. SUPPLEMENTAL GUARANTOR AND NON-GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
Basis of Presentation
Notes Issued by the Subsidiary Issuer
As described in Note 11. Debt, Delphi Corporation (the "Subsidiary Issuer/Guarantor"), a 100% owned subsidiary of Aptiv PLC (the "Parent"), issued the 2013 Senior Notes and the 2014 Senior Notes, both of which were registered under the Securities Act, and is the borrower of obligations under the Credit Agreement. The 2013 Senior Notes were subsequently redeemed and extinguished in September 2016. The 2014 Senior Notes and obligations under the Credit Agreement are, and prior to their redemption, the 2013 Senior Notes were, fully and unconditionally guaranteed by Aptiv PLC and certain of Aptiv PLC's direct and indirect subsidiary companies, which are directly or indirectly 100% owned by Aptiv PLC (the “Subsidiary Guarantors”), on a joint and several basis, subject to customary release provisions (other than in the case of Aptiv PLC). All other consolidated direct and indirect subsidiaries of Aptiv PLC are not subject to the guarantees (“Non-Guarantor Subsidiaries”).
Notes Issued by the Parent
As described in Note 11. Debt, Aptiv PLC issued the 2015 Senior Notes, the 2015 Euro-denominated Senior Notes, the 2016 Euro-denominated Senior Notes and the 2016 Senior Notes, each of which were registered under the Securities Act. Each series of these senior notes are fully and unconditionally guaranteed on a joint and several basis, subject to customary release provisions, by certain of Aptiv PLC's direct and indirect subsidiary companies (the “Subsidiary Guarantors”), and Delphi Corporation, each of which are directly or indirectly 100% owned by Aptiv PLC. All other consolidated direct and indirect subsidiaries of Aptiv PLC are not subject to the guarantees (“Non-Guarantor Subsidiaries”).
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

Statement of Operations Year Ended December 31, 2017

	Parent	Subsidiary Guarantors	Subsidiary Issuer/Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Net sales	$—	$—	$—	$12,884	$—	$12,884
Operating expenses:
Cost of sales	—	—	—	10,270	—	10,270
Selling, general and administrative	137	—	—	815	—	952
Amortization	—	—	—	117	—	117
Restructuring	—	—	—	129	—	129
Total operating expenses	137	—	—	11,331	—	11,468
Operating (loss) income	(137)	—	—	1,553	—	1,416
Interest (expense) income	(255)	(24)	(174)	(11)	324	(140)
Other (expense) income, net	—	144	13	146	(324)	(21)
(Loss) income from continuing operations before income taxes and equity income	(392)	120	(161)	1,688	—	1,255
Income tax benefit (expense)	—	—	59	(282)	—	(223)
(Loss) income from continuing operations before equity income	(392)	120	(102)	1,406	—	1,032
Equity in net income of affiliates	—	—	—	31	—	31
Equity in net income (loss) of subsidiaries	1,747	1,565	56	—	(3,368)	—
Income (loss) from continuing operations	1,355	1,685	(46)	1,437	(3,368)	1,063
Income from discontinued operations, net of tax	—	—	—	365	—	365
Net income (loss)	1,355	1,685	(46)	1,802	(3,368)	1,428
Net income attributable to noncontrolling interest	—	—	—	73	—	73
Net income (loss) attributable to Aptiv	$1,355	$1,685	$(46)	$1,729	$(3,368)	$1,355
Statement of Operations Year Ended December 31, 2016

	Parent	Subsidiary Guarantors	Subsidiary Issuer/Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Net sales	$—	$—	$—	$12,274	$—	$12,274
Operating expenses:
Cost of sales	—	—	—	9,527	—	9,527
Selling, general and administrative	87	—	—	837	—	924
Amortization	—	—	—	117	—	117
Restructuring	—	—	—	167	—	167
Total operating expenses	87	—	—	10,648	—	10,735
Operating (loss) income	(87)	—	—	1,626	—	1,539
Interest (expense) income	(208)	(23)	(202)	(67)	345	(155)
Other (expense) income, net	(5)	(163)	(11)	140	(345)	(384)
(Loss) income from continuing operations before income taxes and equity income	(300)	(186)	(213)	1,699	—	1,000
Income tax benefit (expense)	60	—	78	(305)	—	(167)
(Loss) income from continuing operations before equity income	(240)	(186)	(135)	1,394	—	833
Equity in net income of affiliates	—	—	—	35	—	35
Equity in net income (loss) of subsidiaries	1,497	1,621	406	—	(3,524)	—
Income (loss) from continuing operations	1,257	1,435	271	1,429	(3,524)	868
Income from discontinued operations, net of tax	—	—	—	458	—	458
Net income (loss)	1,257	1,435	271	1,887	(3,524)	1,326
Net income attributable to noncontrolling interest	—	—	—	69	—	69
Net income (loss) attributable to Aptiv	$1,257	$1,435	$271	$1,818	$(3,524)	$1,257

Statement of Operations Year Ended December 31, 2015

	Parent	Subsidiary Guarantors	Subsidiary Issuer/Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Net sales	$—	$—	$—	$10,864	$—	$10,864
Operating expenses:
Cost of sales	—	—	(6)	8,697	—	8,691
Selling, general and administrative	32	—	—	771	—	803
Amortization	—	—	—	70	—	70
Restructuring	—	—	—	65	—	65
Total operating expenses	32	—	(6)	9,603	—	9,629
Operating (loss) income	(32)	—	6	1,261	—	1,235
Interest (expense) income	(105)	(30)	(180)	(87)	278	(124)
Other (expense) income, net	(20)	89	18	77	(278)	(114)
(Loss) income from continuing operations before income taxes and equity income	(157)	59	(156)	1,251	—	997
Income tax benefit (expense)	—	—	57	(218)	—	(161)
(Loss) income from continuing operations before equity income	(157)	59	(99)	1,033	—	836
Equity in net income of affiliates	—	—	—	16	—	16
Equity in net income (loss) of subsidiaries	1,607	1,548	508	—	(3,663)	—
Income (loss) from continuing operations	1,450	1,607	409	1,049	(3,663)	852
Income from discontinued operations, net of tax	—	—	—	683	—	683
Net income (loss)	1,450	1,607	409	1,732	(3,663)	1,535
Net income attributable to noncontrolling interest	—	—	—	85	—	85
Net income (loss) attributable to Aptiv	$1,450	$1,607	$409	$1,647	$(3,663)	$1,450
Statement of Comprehensive Income Year Ended December 31, 2017

	Parent	Subsidiary Guarantors	Subsidiary Issuer/Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Net income (loss)	$1,355	$1,685	$(46)	$1,802	$(3,368)	$1,428
Other comprehensive income (loss):
Currency translation adjustments	(177)	—	—	492	—	315
Net change in unrecognized gain (loss) on derivative instruments, net of tax	—	—	—	15	—	15
Employee benefit plans adjustment, net of tax	—	—	—	11	—	11
Other comprehensive income (loss)	(177)	—	—	518	—	341
Equity in other comprehensive (loss) income of subsidiaries	508	(218)	31	—	(321)	—
Comprehensive income (loss)	1,686	1,467	(15)	2,320	(3,689)	1,769
Comprehensive income attributable to noncontrolling interests	—	—	—	83	—	83
Comprehensive income (loss) attributable to Aptiv	$1,686	$1,467	$(15)	$2,237	$(3,689)	$1,686

Statement of Comprehensive Income Year Ended December 31, 2016

	Parent	Subsidiary Guarantors	Subsidiary Issuer/Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Net income (loss)	$1,257	$1,435	$271	$1,887	$(3,524)	$1,326
Other comprehensive income (loss):
Currency translation adjustments	65	—	—	(212)	—	(147)
Net change in unrecognized gain (loss) on derivative instruments, net of tax	—	—	—	95	—	95
Employee benefit plans adjustment, net of tax	—	—	—	(139)	—	(139)
Other comprehensive income (loss)	65	—	—	(256)	—	(191)
Equity in other comprehensive (loss) income of subsidiaries	(247)	(371)	2	—	616	—
Comprehensive income (loss)	1,075	1,064	273	1,631	(2,908)	1,135
Comprehensive income attributable to noncontrolling interests	—	—	—	60	—	60
Comprehensive income (loss) attributable to Aptiv	$1,075	$1,064	$273	$1,571	$(2,908)	$1,075
Statement of Comprehensive Income Year Ended December 31, 2015

	Parent	Subsidiary Guarantors	Subsidiary Issuer/Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Net income (loss)	$1,450	$1,607	$409	$1,732	$(3,663)	$1,535
Other comprehensive income (loss):
Currency translation adjustments	(5)	—	—	(339)	—	(344)
Net change in unrecognized gain (loss) on derivative instruments, net of tax	—	—	—	(28)	—	(28)
Employee benefit plans adjustment, net of tax	—	—	—	64	—	64
Other comprehensive loss	(5)	—	—	(303)	—	(308)
Equity in other comprehensive (loss) income of subsidiaries	(287)	(449)	(9)	—	745	—
Comprehensive income (loss)	1,158	1,158	400	1,429	(2,918)	1,227
Comprehensive income attributable to noncontrolling interests	—	—	—	69	—	69
Comprehensive income (loss) attributable to Aptiv	$1,158	$1,158	$400	$1,360	$(2,918)	$1,158

Balance Sheet as of December 31, 2017

	Parent	Subsidiary Guarantors	Subsidiary Issuer/Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$1	$—	$—	$1,595	$—	$1,596
Restricted cash	—	—	—	1	—	1
Accounts receivable, net	—	—	—	2,440	—	2,440
Intercompany receivables, current	50	16	82	9,867	(10,015)	—
Inventories	—	—	—	1,083	—	1,083
Other current assets	—	—	—	521	—	521
Total current assets	51	16	82	15,507	(10,015)	5,641
Long-term assets:
Intercompany receivables, long-term	—	—	768	1,366	(2,134)	—
Property, net	—	—	—	2,804	—	2,804
Investments in affiliates	—	—	—	91	—	91
Investments in subsidiaries	11,987	12,599	3,416	—	(28,002)	—
Intangible assets, net	—	—	—	3,163	—	3,163
Other long-term assets	60	—	8	402	—	470
Total long-term assets	12,047	12,599	4,192	7,826	(30,136)	6,528
Total assets	$12,098	$12,615	$4,274	$23,333	$(40,151)	$12,169
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$—	$—	$13	$4	$—	$17
Accounts payable	2	—	—	2,225	—	2,227
Intercompany payables, current	5,689	1,736	1,032	1,558	(10,015)	—
Accrued liabilities	91	—	10	1,195	—	1,296
Total current liabilities	5,782	1,736	1,055	4,982	(10,015)	3,540
Long-term liabilities:
Long-term debt	3,017	—	1,078	37	—	4,132
Intercompany payables, long-term	—	—	1,297	837	(2,134)	—
Pension benefit obligations	—	—	—	454	—	454
Other long-term liabilities	—	—	—	526	—	526
Total long-term liabilities	3,017	—	2,375	1,854	(2,134)	5,112
Total liabilities	8,799	1,736	3,430	6,836	(12,149)	8,652
Total Aptiv shareholders’ equity	3,299	10,879	844	16,279	(28,002)	3,299
Noncontrolling interest	—	—	—	218	—	218
Total shareholders’ equity	3,299	10,879	844	16,497	(28,002)	3,517
Total liabilities and shareholders’ equity	$12,098	$12,615	$4,274	$23,333	$(40,151)	$12,169

Balance Sheet as of December 31, 2016

	Parent	Subsidiary Guarantors	Subsidiary Issuer/Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$2	$—	$—	$735	$—	$737
Restricted cash	—	—	—	1	—	1
Accounts receivable, net	—	—	—	2,130	—	2,130
Intercompany receivables, current	47	1,843	436	5,285	(7,611)	—
Inventories	—	—	—	859	—	859
Other current assets	—	—	—	302	—	302
Current assets of discontinued operations	—	—	—	1,390	—	1,390
Total current assets	49	1,843	436	10,702	(7,611)	5,419
Long-term assets:
Intercompany receivables, long-term	—	1,070	768	1,767	(3,605)	—
Property, net	—	—	—	2,325	—	2,325
Investments in affiliates	—	—	—	67	—	67
Investments in subsidiaries	10,833	8,722	3,090	—	(22,645)	—
Intangible assets, net	—	—	—	2,650	—	2,650
Other long-term assets	60	—	10	210	—	280
Long-term assets of discontinued operations	—	—	—	1,551	—	1,551
Total long-term assets	10,893	9,792	3,868	8,570	(26,250)	6,873
Total assets	$10,942	$11,635	$4,304	$19,272	$(33,861)	$12,292
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$—	$—	$3	$7	$—	$10
Accounts payable	3	—	—	1,817	—	1,820
Intercompany payables, current	5,504	68	974	1,065	(7,611)	—
Accrued liabilities	31	300	30	881	—	1,242
Current liabilities of discontinued operations	—	—	—	1,076	—	1,076
Total current liabilities	5,538	368	1,007	4,846	(7,611)	4,148
Long-term liabilities:
Long-term debt	2,837	—	1,090	26	—	3,953
Intercompany payables, long-term	166	1,317	1,296	826	(3,605)	—
Pension benefit obligations	—	—	—	439	—	439
Other long-term liabilities	—	—	10	361	—	371
Long-term liabilities of discontinued operations	—	—	—	618	—	618
Total long-term liabilities	3,003	1,317	2,396	2,270	(3,605)	5,381
Total liabilities	8,541	1,685	3,403	7,116	(11,216)	9,529
Total Aptiv shareholders’ equity	2,401	9,950	901	11,794	(22,645)	2,401
Noncontrolling interest	—	—	—	362	—	362
Total shareholders’ equity	2,401	9,950	901	12,156	(22,645)	2,763
Total liabilities and shareholders’ equity	$10,942	$11,635	$4,304	$19,272	$(33,861)	$12,292

Statement of Cash Flows for the Year Ended December 31, 2017

	Parent	Subsidiary Guarantors	Subsidiary Issuer/Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Net cash (used in) provided by operating activities from continuing operations	$(93)	$(184)	$—	$1,383	$—	$1,106
Net cash provided by operating activities from discontinued operations	—	—	—	362	—	362
Net cash (used in) provided by operating activities	(93)	(184)	—	1,745	—	1,468
Cash flows from investing activities:
Capital expenditures	—	—	—	(698)	—	(698)
Proceeds from sale of property / investments	—	—	—	7	—	7
Cost of business acquisitions, net of cash acquired	—	—	—	(324)	—	(324)
Cost of technology investments	—	—	—	(50)	—	(50)
Settlement of derivatives	—	—	—	(28)	—	(28)
Loans to affiliates	—	(126)	—	(986)	1,112	—
Repayments of loans from affiliates	—	—	—	1,345	(1,345)	—
Net cash used in investing activities from continuing operations	—	(126)	—	(734)	(233)	(1,093)
Net cash used in investing activities from discontinued operations	—	—	—	(159)	—	(159)
Net cash used in investing activities	—	(126)	—	(893)	(233)	(1,252)
Cash flows from financing activities:
Net repayments under other short-term debt agreements	—	—	—	(17)	—	(17)
Contingent consideration and deferred acquisition purchase price payments	—	—	—	(24)	—	(24)
Dividend payments of consolidated affiliates to minority shareholders	—	—	—	(38)	—	(38)
Proceeds from issuance of senior notes, net of issuance costs	—	—	—	796	—	796
Proceeds from borrowings from affiliates	802	310	—	—	(1,112)	—
Payments on borrowings from affiliates	(1,345)	—	—	—	1,345	—
Repurchase of ordinary shares	(383)	—	—	—	—	(383)
Distribution of cash dividends	(310)	—	—	—	—	(310)
Dividend received from spin-off of Delphi Technologies	1,148	—	—	—	—	1,148
Cash transferred from Delphi Technologies related to spin-off	180	—	—	—	—	180
Cash transferred to Delphi Technologies related to spin-off	—	—	—	(863)	—	(863)
Taxes withheld and paid on employees' restricted share awards	—	—	—	(33)	—	(33)
Net cash provided by (used in) financing activities	92	310	—	(179)	233	456
Effect of exchange rate fluctuations on cash and cash equivalents	—	—	—	86	—	86
(Decrease) increase in cash and cash equivalents	(1)	—	—	759	—	758
Cash and cash equivalents at beginning of year	2	—	—	836	—	838
Cash and cash equivalents at end of year	$1	$—	$—	$1,595	$—	$1,596
Cash and cash equivalents of discontinued operations	$—	$—	$—	$—	$—	$—
Cash and cash equivalents of continuing operations	$1	$—	$—	$1,595	$—	$1,596

Statement of Cash Flows for the Year Ended December 31, 2016

	Parent	Subsidiary Guarantors	Subsidiary Issuer/Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Net cash (used in) provided by operating activities from continuing operations	$(141)	$125	$—	$1,510	$—	$1,494
Net cash provided by operating activities from discontinued operations	—	—	—	447	—	447
Net cash (used in) provided by operating activities	(141)	125	—	1,957	—	1,941
Cash flows from investing activities:
Capital expenditures	—	—	—	(657)	—	(657)
Proceeds from sale of property / investments	—	—	—	19	—	19
Net proceeds from divestiture of discontinued operations	—	—	—	48	—	48
Proceeds from business divestitures	—	—	—	197	—	197
Cost of business acquisitions, net of cash acquired	—	—	(15)	—	—	(15)
Cost of technology investments	—	—	(3)	—	—	(3)
Settlement of derivatives	—	—	—	(1)	—	(1)
Loans to affiliates	—	(979)	—	(1,346)	2,325	—
Repayments of loans from affiliates	—	—	—	353	(353)	—
Investments in subsidiaries	(854)	—	(350)	—	1,204	—
Net cash (used in) provided by investing activities from continuing operations	(854)	(979)	(368)	(1,387)	3,176	(412)
Net cash used in investing activities from discontinued operations	—	—	—	(166)	—	(166)
Net cash (used in) provided by investing activities	(854)	(979)	(368)	(1,553)	3,176	(578)
Cash flows from financing activities:
Net repayments under other short-term debt agreements	—	—	—	(34)	—	(34)
Repayment of senior notes	—	—	(862)	—	—	(862)
Proceeds from issuance of senior notes, net of issuance costs	852	—	—	—	—	852
Contingent consideration and deferred acquisition purchase price payments	—	—	—	(4)	—	(4)
Dividend payments of consolidated affiliates to minority shareholders	—	—	—	(42)	—	(42)
Proceeds from borrowings from affiliates	1,095	—	1,230	—	(2,325)	—
Payments on borrowings from affiliates	(353)	—	—	—	353	—
Investment from parent	350	854	—	—	(1,204)	—
Repurchase of ordinary shares	(634)	—	—	—	—	(634)
Distribution of cash dividends	(317)	—	—	—	—	(317)
Taxes withheld and paid on employees' restricted share awards	—	—	—	(40)	—	(40)
Net cash provided by (used in) financing activities	993	854	368	(120)	(3,176)	(1,081)
Effect of exchange rate fluctuations on cash and cash equivalents	—	—	—	(23)	—	(23)
(Decrease) increase in cash and cash equivalents	(2)	—	—	261	—	259
Cash and cash equivalents at beginning of year	4	—	—	575	—	579
Cash and cash equivalents at end of year	$2	$—	$—	$836	$—	$838
Cash and cash equivalents of discontinued operations	$—	$—	$—	$101	$—	$101
Cash and cash equivalents of continuing operations	$2	$—	$—	$735	$—	$737

Statement of Cash Flows for the Year Ended December 31, 2015

	Parent	Subsidiary Guarantors	Subsidiary Issuer/Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Net cash (used in) provided by operating activities from continuing operations	$(53)	$171	$—	$1,122	$(100)	$1,140
Net cash provided by operating activities from discontinued operations	—	—	—	563	—	563
Net cash (used in) provided by operating activities	(53)	171	—	1,685	(100)	1,703
Cash flows from investing activities:
Capital expenditures	—	—	—	(503)	—	(503)
Proceeds from sale of property / investments	—	—	—	7	—	7
Net proceeds from divestiture of discontinued operations	—	—	—	713	—	713
Proceeds from business divestitures, net of payments of $14 in 2015	—	—	(7)	18	—	11
Cost of business acquisitions, net of cash acquired	(1,606)	—	(104)	56	—	(1,654)
Cost of technology investments	—	—	—	(3)	—	(3)
Loans to affiliates	—	(925)	(342)	(3,221)	4,488	—
Repayments of loans from affiliates	—	—	135	1,333	(1,468)	—
Investments in subsidiaries	(753)	—	—	—	753	—
Net cash (used in) provided by investing activities from continuing operations	(2,359)	(925)	(318)	(1,600)	3,773	(1,429)
Net cash used in investing activities from discontinued operations	—	—	—	(270)	—	(270)
Net cash (used in) provided by investing activities	(2,359)	(925)	(318)	(1,870)	3,773	(1,699)
Cash flows from financing activities:
Net repayments under other short-term debt agreements	—	—	—	(214)	—	(214)
Repayment of senior notes	—	—	(546)	—	—	(546)
Proceeds from issuance of senior notes, net of issuance costs	2,043	—	—	—	—	2,043
Dividend payments of consolidated affiliates to minority shareholders	—	—	—	(63)	—	(63)
Proceeds from borrowings from affiliates	3,277	—	964	247	(4,488)	—
Payments on borrowings from affiliates	(1,468)	—	—	—	1,468	—
Investment from parent	—	753	—	—	(753)	—
Dividends paid to affiliates	—	—	(100)	—	100	—
Repurchase of ordinary shares	(1,159)	—	—	—	—	(1,159)
Distribution of cash dividends	(286)	—	—	—	—	(286)
Taxes withheld and paid on employees' restricted share awards	—	—	—	(59)	—	(59)
Net cash provided by (used in) financing activities	2,407	753	318	(89)	(3,673)	(284)
Effect of exchange rate fluctuations on cash and cash equivalents	—	—	—	(45)	—	(45)
Decrease in cash and cash equivalents	(5)	(1)	—	(319)	—	(325)
Cash and cash equivalents at beginning of year	9	1	—	894	—	904
Cash and cash equivalents at end of year	$4	$—	$—	$575	$—	$579
Cash and cash equivalents of discontinued operations	$—	$—	$—	$152	$—	$152
Cash and cash equivalents of continuing operations	$4	$—	$—	$423	$—	$427

23. SEGMENT REPORTING
Aptiv operates its core business along the following operating segments, which are grouped on the basis of similar product, market and operating factors:

•	Signal and Power Solutions (formerly known as Electrical/Electronic Architecture), which includes complete electrical architecture and component products.

•
Advanced Safety and User Experience (formerly known as Electronics and Safety), which includes component and systems integration expertise in infotainment and connectivity, body controls and security systems, displays, passive and active safety electronics, autonomous driving software and technologies, as well as advanced development of software.

•	Eliminations and Other, which includes i) the elimination of inter-segment transactions, and ii) certain other expenses and income of a non-operating or strategic nature.
The accounting policies of the segments are the same as those described in Note 2. Significant Accounting Policies, except that the disaggregated financial results for the segments have been prepared using a management approach, which is consistent with the basis and manner in which management internally disaggregates financial information for which Aptiv’s chief operating decision maker regularly reviews financial results to assess performance of, and make internal operating decisions about allocating resources to, the segments.
Generally, Aptiv evaluates segment performance based on stand-alone segment net income before interest expense, other income (expense), net, income tax expense, equity income (loss), net of tax, income (loss) from discontinued operations, net of tax, restructuring, other acquisition and portfolio project costs (which includes costs incurred to integrate acquired businesses and to plan and execute product portfolio transformation actions, including business and product acquisitions and divestitures), asset impairments, gains (losses) on business divestitures and deferred compensation related to acquisitions (“Adjusted Operating Income”) and accounts for inter-segment sales and transfers as if the sales or transfers were to third parties, at current market prices. Aptiv’s management utilizes Adjusted Operating Income as the key performance measure of segment income or loss to evaluate segment performance, and for planning and forecasting purposes to allocate resources to the segments, as management believes this measure is most reflective of the operational profitability or loss of Aptiv's operating segments. Segment Adjusted Operating Income should not be considered a substitute for results prepared in accordance with U.S. GAAP and should not be considered an alternative to net income attributable to Aptiv, which is the most directly comparable financial measure to Adjusted Operating Income that is prepared in accordance with U.S. GAAP. Segment Adjusted Operating Income, as determined and measured by Aptiv, should also not be compared to similarly titled measures reported by other companies.
As described in Note 25. Discontinued Operations, the Company's previously reported Powertrain Systems and Thermal Systems segments have been classified as discontinued operations for all periods presented. Discontinued operations also includes the Company's thermal original equipment service business, the results of which were previously reported within the Powertrain Systems segment. Certain operations, primarily related to contract manufacturing services, which were previously included within the Thermal Systems reporting segment but which were not included in the scope of the divestiture, and certain original equipment service businesses that were previously included within the Powertrain Systems segment but which was not included in the spin-off, are reported in continuing operations and have been reclassified within the Advanced Safety and User Experience and Signal and Power Solutions segments for all periods presented. Amounts for shared general and administrative operating expenses that were allocated to the Powertrain Systems and Thermal Systems segments in prior periods have been re-allocated to the Company's reportable operating segments. No amounts for shared general and administrative operating expense or interest expense were allocated to discontinued operations.
Included below are sales and operating data for Aptiv’s segments for the years ended December 31, 2017, 2016 and 2015, as well as balance sheet data as of December 31, 2017 and 2016.

	Signal and Power Solutions	Advanced Safety and User Experience	Eliminations and Other (1)	Total
	(in millions)
For the Year Ended December 31, 2017:
Net sales	$9,507	$3,446	$(69)	$12,884
Depreciation and amortization	$438	$108	$—	$546
Adjusted operating income	$1,302	$292	$—	$1,594
Operating income (2)	$1,206	$210	$—	$1,416
Equity income, net of tax	$31	$—	$—	$31
Net income attributable to noncontrolling interest	$42	$—	$—	$42
Capital expenditures	$477	$196	$25	$698

	Signal and Power Solutions	Advanced Safety and User Experience	Eliminations and Other (1)	Total
	(in millions)
For the Year Ended December 31, 2016:
Net sales	$9,319	$3,024	$(69)	$12,274
Depreciation and amortization	$401	$88	$—	$489
Adjusted operating income	$1,272	$351	$—	$1,623
Operating income (3)	$1,099	$440	$—	$1,539
Equity income, net of tax	$35	$—	$—	$35
Net income attributable to noncontrolling interest	$34	$—	$—	$34
Capital expenditures	$458	$131	$68	$657

	Signal and Power Solutions	Advanced Safety and User Experience	Eliminations and Other (1)	Total
	(in millions)
For the Year Ended December 31, 2015:
Net sales	$8,183	$2,756	$(75)	$10,864
Depreciation and amortization	$276	$68	$—	$344
Adjusted operating income	$1,013	$347	$—	$1,360
Operating income (4)	$924	$311	$—	$1,235
Equity income, net of tax	$16	$—	$—	$16
Net income attributable to noncontrolling interest	$39	$—	$—	$39
Capital expenditures	$353	$102	$48	$503

(1)
Eliminations and Other includes the elimination of inter-segment transactions. Capital expenditures amounts are attributable to corporate administrative and support functions, including corporate headquarters and certain technical centers.

(2)
Includes charges recorded in 2017 related to costs associated with employee termination benefits and other exit costs of $67 million for Signal and Power Solutions and $62 million for Advanced Safety and User Experience.

(3)
Includes a pre-tax gain of $141 million from the divestiture of the Advanced Safety and User Experience Mechatronics business, as well as charges recorded in 2016 related to costs associated with employee termination benefits and other exit costs of $125 million for Signal and Power Solutions and $42 million for Advanced Safety and User Experience.

(4)
Includes charges recorded in 2015 related to costs associated with employee termination benefits and other exit costs of $39 million for Signal and Power Solutions and $26 million for Advanced Safety and User Experience.

	Signal and Power Solutions	Advanced Safety and User Experience	Eliminations and Other (1)	Total
	(in millions)
Balance as of December 31, 2017:
Investment in affiliates	$91	$—	$—	$91
Goodwill	$1,594	$350	$—	$1,944
Total segment assets	$9,833	$4,225	$(1,889)	$12,169
Balance as of December 31, 2016:
Investment in affiliates	$67	$—	$—	$67
Goodwill	$1,424	$78	$—	$1,502
Total segment assets	$8,458	$2,327	$1,507	$12,292

(1)	Eliminations and Other includes the elimination of inter-segment transactions, and includes assets of discontinued operations of $2,941 million as of December 31, 2016.
The reconciliation of Adjusted Operating Income to Operating Income includes, as applicable, restructuring, other acquisition and portfolio project costs (which includes costs incurred to integrate acquired businesses and to plan and execute product portfolio transformation actions, including business and product acquisitions and divestitures), asset impairments, gains (losses) on business divestitures and deferred compensation related to acquisitions. The reconciliation of Adjusted Operating Income to net income attributable to Aptiv for the years ended December 31, 2017, 2016 and 2015 are as follows:

	Signal and Power Solutions	Advanced Safety and User Experience	Eliminations and Other	Total
	(in millions)
For the Year Ended December 31, 2017:
Adjusted operating income	$1,302	$292	$—	$1,594
Restructuring	(67)	(62)	—	(129)
Other acquisition and portfolio project costs	(21)	(7)	—	(28)
Asset impairments	(8)	(1)	—	(9)
Deferred compensation related to nuTonomy acquisition	—	(12)	—	(12)
Operating income	$1,206	$210	$—	1,416
Interest expense				(140)
Other expense, net				(21)
Income from continuing operations before income taxes and equity income				1,255
Income tax expense				(223)
Equity income, net of tax				31
Income from continuing operations				1,063
Income from discontinued operations, net of tax				365
Net income				1,428
Net income attributable to noncontrolling interest				73
Net income attributable to Aptiv				$1,355

	Signal and Power Solutions	Advanced Safety and User Experience	Eliminations and Other	Total
	(in millions)
For the Year Ended December 31, 2016:
Adjusted operating income	$1,272	$351	$—	$1,623
Restructuring	(125)	(42)	—	(167)
Other acquisition and portfolio project costs	(48)	(9)	—	(57)
Asset impairments	—	(1)	—	(1)
Gain (loss) on business divestitures, net	—	141	—	141
Operating income	$1,099	$440	$—	1,539
Interest expense				(155)
Other expense, net				(384)
Income from continuing operations before income taxes and equity income				1,000
Income tax expense				(167)
Equity income, net of tax				35
Income from continuing operations				868
Income from discontinued operations, net of tax				458
Net income				1,326
Net income attributable to noncontrolling interest				69
Net income attributable to Aptiv				$1,257

	Signal and Power Solutions	Advanced Safety and User Experience	Eliminations and Other	Total
	(in millions)
For the Year Ended December 31, 2015:
Adjusted operating income	$1,013	$347	$—	$1,360
Restructuring	(39)	(26)	—	(65)
Other acquisition and portfolio project costs	(32)	(13)	—	(45)
Asset impairments	(4)	(3)	—	(7)
Gain (loss) on business divestitures, net	(14)	6	—	(8)
Operating income	$924	$311	$—	1,235
Interest expense				(124)
Other expense, net				(114)
Income from continuing operations before income taxes and equity income				997
Income tax expense				(161)
Equity income, net of tax				16
Income from continuing operations				852
Income from discontinued operations, net of tax				683
Net income				1,535
Net income attributable to noncontrolling interest				85
Net income attributable to Aptiv				$1,450

Information concerning principal geographic areas is set forth below. Net sales data reflects the manufacturing location and is for the years ended December 31, 2017, 2016 and 2015. Net property data is as of December 31, 2017, 2016 and 2015.

	Year Ended December 31, 2017		Year Ended December 31, 2016		Year Ended December 31, 2015
	Net Sales	Net Property (1)	Net Sales	Net Property (1)	Net Sales	Net Property (1)
	(in millions)
United States (2)	$4,652	$839	$4,800	$733	$4,472	$676
Other North America	171	185	137	150	139	127
Europe, Middle East & Africa (3)	4,235	1,029	3,905	821	3,216	764
Asia Pacific (4)	3,544	698	3,212	573	2,803	522
South America	282	53	220	48	234	37
Total	$12,884	$2,804	$12,274	$2,325	$10,864	$2,126

(1)	Net property data represents property, plant and equipment, net of accumulated depreciation.

(2)
Includes net sales and machinery, equipment and tooling that relate to the Company's maquiladora operations located in Mexico. These assets are utilized to produce products sold to customers located in the United States.

(3)
Includes Aptiv’s country of domicile, Jersey, and the country of Aptiv’s principal executive offices, the United Kingdom. The Company had no sales in Jersey in any period. The Company had net sales of $157 million, $153 million, and $106 million in the United Kingdom for the years ended December 31, 2017, 2016 and 2015, respectively. The Company had net property in the United Kingdom of $91 million, $84 million, and $88 million as of December 31, 2017, 2016 and 2015, respectively. The largest portion of net sales in the Europe, Middle East & Africa region was $1,191 million, $944 million and $677 million in Germany for the years ended December 31, 2017, 2016 and 2015, respectively.

(4)	Net sales and net property in Asia Pacific are primarily attributable to China.

24. QUARTERLY DATA (UNAUDITED)
The following is a condensed summary of the Company’s unaudited quarterly results of operations for fiscal 2017 and 2016.

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,	Total
	(in millions, except per share amounts)
2017
Net sales	$3,143	$3,153	$3,148	$3,440	$12,884
Cost of sales	2,544	2,498	2,498	2,730	10,270
Gross profit	$599	$655	$650	$710	$2,614
Operating income (1)	$293	$364	$373	$386	$1,416
Income from continuing operations	229	306	306	222	1,063
Income from discontinued operations, net of tax	123	80	107	55	365
Net income (2)	$352	$386	$413	$277	$1,428
Net income attributable to Aptiv	$335	$369	$395	$256	$1,355
Basic net income per share:
Continuing operations (3)	$0.82	$1.11	$1.11	$0.78	$3.82
Discontinued operations (3)	0.42	0.27	0.37	0.18	1.25
Basic net income per share attributable to Aptiv (3)	$1.24	$1.38	$1.48	$0.96	$5.07
Weighted average number of basic shares outstanding	269.20	267.41	266.24	265.84	267.16
Diluted net income per share:
Continuing operations (3)	$0.82	$1.11	$1.11	$0.77	$3.81
Discontinued operations (3)	0.42	0.27	0.37	0.18	1.25
Diluted net income per share attributable to Aptiv (3)	$1.24	$1.38	$1.48	$0.95	$5.06
Weighted average number of diluted shares outstanding	269.54	268.03	267.16	267.44	268.03

2016
Net sales	$2,958	$3,084	$3,039	$3,193	$12,274
Cost of sales (4)	2,377	2,423	2,402	2,325	9,527
Gross profit	$581	$661	$637	$868	$2,747
Operating income (5)	$303	$376	$335	$525	$1,539
Income from continuing operations	216	253	202	197	868
Income from discontinued operations, net of tax (6)	227	18	104	109	458
Net income (7)	$443	$271	$306	$306	$1,326
Net income attributable to Aptiv	$425	$258	$293	$281	$1,257
Basic net income per share:
Continuing operations (3)	$0.76	$0.91	$0.72	$0.67	$3.05
Discontinued operations (3)	0.78	0.04	0.36	0.37	1.55
Basic net income per share attributable to Aptiv (3)	$1.54	$0.95	$1.08	$1.04	$4.60
Weighted average number of basic shares outstanding	276.62	272.92	272.19	270.38	273.02
Diluted net income per share:
Continuing operations (3)	$0.75	$0.90	$0.72	$0.67	$3.05
Discontinued operations (3)	0.78	0.04	0.35	0.36	1.54
Diluted net income per share attributable to Aptiv (3)	$1.53	$0.94	$1.07	$1.03	$4.59
Weighted average number of diluted shares outstanding	277.04	273.37	272.77	271.64	273.70

(1)
In the first quarter of 2017, Aptiv recorded restructuring charges totaling $52 million, which includes employee-related and other costs, $36 million of which related to the initiation of the closure of a European manufacturing site within the Advanced Safety and User Experience segment.

(2)	In the fourth quarter of 2017, Aptiv recorded increased tax expense of approximately $50 million due to the enactment of the Tax Cuts and Jobs Act in the United States on December 22, 2017.

(3)	Due to the use of the weighted average shares outstanding for each quarter for computing earnings per share, the sum of the quarterly per share amounts may not equal the per share amount for the year.

(4)	In the fourth quarter of 2016, Aptiv recognized a pre-tax gain of $141 million on the divestiture of its Mechatronics business.

(5)	In the fourth quarter of 2016, Aptiv recorded restructuring charges totaling $62 million, which includes employee-related and other costs.

(6)	In the first quarter of 2016, Aptiv recognized an after-tax gain on the divestiture of discontinued operations of $104 million.

(7)
In the third quarter of 2016, Aptiv recognized losses on the extinguishment of debt of $73 million. In the fourth quarter of 2016, Aptiv recorded a reserve of $300 million for the Unsecured Creditors litigation.

NOTE 25. DISCONTINUED OPERATIONS
Spin-Off of Delphi Technologies
On December 4, 2017, the Company completed the Separation of its former Powertrain Systems segment by distributing to Aptiv shareholders on a pro rata basis all of the issued and outstanding ordinary shares of Delphi Technologies PLC (“Delphi Technologies”), a public limited company formed to hold the spun-off business. To effect the Separation, the Company distributed to its shareholders one ordinary share of Delphi Technologies for every three Aptiv ordinary shares outstanding as of November 22, 2017, the record date for the distribution. Shareholders received cash in lieu of any fractional ordinary shares of Delphi Technologies. Following the Separation, Delphi Technologies is now an independent public company. Aptiv did not retain any equity or other interests in Delphi Technologies.
On December 4, 2017, pursuant to the Separation and Distribution Agreement, the Company transferred to Delphi Technologies the assets and liabilities that comprised Delphi Technologies’ business. The Company received a dividend of approximately $1,148 million from Delphi Technologies in connection with the Separation. Delphi Technologies financed this dividend through the issuance of approximately $1.55 billion of debt, consisting of a senior secured five-year $750 million term loan facility that was issued upon the spin-off and $800 million aggregate principal amount of 5.00% senior unsecured notes due 2025 that were issued in September 2017 (collectively, the "Delphi Technologies Debt"). In connection with the Separation, the Delphi Technologies Debt was transferred to Delphi Technologies and is no longer reflected in the Company’s consolidated financial statements. Also in connection with the Separation, the Company received $180 million in cash from Delphi Technologies pursuant to the Tax Matters Agreement.
The requirements for the presentation of Delphi Technologies as a discontinued operation were met when the Separation was completed. Accordingly, the accompanying consolidated financial statements reflect this business as a discontinued operation for all periods presented through the Distribution Date. Operations related to certain original equipment service businesses previously included within the Company's Powertrain Systems segment, but which were not included in the spin-off, are reported in continuing operations and have been reclassified within the Advanced Safety and User Experience and Signal and Power Solutions segments for all periods presented. No amounts for shared general and administrative expense or interest expense were allocated to discontinued operations. Aptiv has not had significant continuing involvement with the spun-off Powertrain Systems business following the closing of the transaction.
In connection with the Separation, Aptiv and Delphi Technologies entered into various agreements to effect the Separation and to provide a framework for their relationship following the Separation, which included a Separation and Distribution agreement, a Transition Services Agreement, a Tax Matters Agreement, an Employee Matters Agreement and Contract Manufacturing Services Arrangements. The transition services primarily involve Aptiv providing certain services to Delphi Technologies related to information technology and human resource infrastructure for terms of up to 24 months following the Separation. Amounts billed to Delphi Technologies pursuant to the Transition Services Agreement were not significant during the year ended December 31, 2017. As part of the near-term transition related to these agreements, Aptiv has recorded certain short-term assets and liabilities within the consolidated balance sheet as of December 31, 2017. The Company has recorded $123 million in other current assets related to accounts receivable from customers that it will collect on behalf of Delphi Technologies, which will be remitted to Delphi Technologies, and $132 million in accrued liabilities related to accounts payable to outside suppliers that it will remit on behalf of Delphi Technologies, which will be reimbursed by Delphi Technologies.
As a result of the Separation, the Company incurred approximately $118 million in separation costs during the year ended December 31, 2017, which are included within earnings from discontinued operations, net of income taxes in the accompanying Consolidated Statement of Operations. These costs primarily related to professional fees associated with planning the Separation, as well as Separation activities within finance, tax, legal and information system functions and certain investment banking fees incurred upon the Separation.
As a result of the Separation, the Company has separated its defined benefit pension and other post-employment benefit plans, and adjusted its employee share-based compensation awards. See Note 12. Pension Benefits and Note 21. Share-Based Compensation, respectively, for additional information.

As a result of the completion of the Separation on December 4, 2017, there were no assets or liabilities of the discontinued operation as of December 31, 2017. The following table summarizes the carrying value of the major classes of assets and liabilities of discontinued operations as of December 31, 2016:

December 31, 2016

(in millions)
Cash and cash equivalents	$101
Accounts receivable, net	808
Inventories, net	373
Other current assets	108
Total current assets of discontinued operations	$1,390

Property, net	$1,190
Investments in affiliates	34
Intangible assets, net	92
Goodwill	6
Other long-term assets	229
Total long-term assets of discontinued operations	$1,551

Short-term debt	$2
Accounts payable	743
Other current liabilities	331
Total current liabilities of discontinued operations	$1,076

Long-term debt	$6
Pension benefit obligations	516
Other long-term liabilities	96
Total long-term liabilities of discontinued operations	$618
As of December 31, 2016, there was $156 million of Noncontrolling interest attributable to the Company's partners in its Powertrain Systems joint ventures.
Divestiture of Thermal Systems
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
On June 30, 2015 the Company closed the sale of its wholly owned Thermal Systems business to MAHLE GmbH ("MAHLE"). The Company received cash proceeds of approximately $670 million and recognized a gain on the divestiture within income from discontinued operations of $271 million (approximately $0.95 per diluted share), net of tax expense of $52 million, transaction costs of $10 million and $18 million of pre-tax post-closing adjustments recorded during the year ended December 31, 2015 primarily related to settlement of working capital items and contingent liabilities. Additional post-closing adjustments of $3 million, primarily related to the settlement of contingent liabilities, were recorded as a reduction to the gain on the divestiture during the year ended December 31, 2016. In conjunction with the sale, Aptiv and MAHLE also entered into a transition services agreement under which Aptiv provided certain administrative and other services, as well as a supply agreement under which Aptiv supplied certain products, primarily for a period of up to eighteen months following the closing of the transaction. Aptiv recorded $8 million and $8 million to other income (expense), net for the years ended December 31, 2016 and December 31, 2015, respectively, for certain fees earned pursuant to the transition services agreement.
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
On March 31, 2016, the Company closed the sale of its 50 percent interest in its Shanghai Delphi Automotive Air Conditioning ("SDAAC") joint venture to one of the Company's joint venture partners, Shanghai Aerospace Automobile Electromechanical Co., Ltd ("SAAE"). The Company received cash proceeds of $62 million, net of tax, transaction costs and $29 million of cash divested, and recognized a gain on the divestiture of $104 million (approximately $0.38 per diluted share), net of tax expense of $10 million and transaction costs, within income from discontinued operations during the year ended December 31, 2016. The financial results of SDAAC, which were consolidated by Aptiv, were historically reported as part of the Thermal Systems segment.
As the divestiture of the Thermal Systems segment, including the Company's interests in SDAAC and KDAC and the thermal original equipment service business, represents a strategic shift that will have a major effect on the Company's operations and financial results, the assets and liabilities, operating results, and operating and investing cash flows for the former Thermal Systems segment are presented as discontinued operations separate from the Company’s continuing operations for all periods presented. Discontinued operations also includes the Company's thermal original equipment service business, which was included in the sale of the wholly owned Thermal Systems business, the results of which were previously reported within the Powertrain Systems segment. Certain operations, primarily related to contract manufacturing services, which were previously included within the Thermal Systems reporting segment, were excluded from the scope of the divestiture, and are reported in continuing operations within the Advanced Safety and User Experience segment for all periods presented. No amounts for shared general and administrative operating expense or interest expense were allocated to discontinued operations. Aptiv has not had significant continuing involvement with the divested Thermal Systems business following the closing of the transactions.
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

Income from Discontinued Operations
A reconciliation of the major classes of line items constituting pre-tax profit or loss of discontinued operations, including Powertrain Systems through December 4, 2017, as well as Thermal Systems in prior periods, to income from discontinued operations, net of tax as presented in the consolidated statements of operations is as follows:

	Year Ended December 31,
	2017	2016	2015
	(in millions)
Net sales	$4,385	$4,465	$5,215
Cost of sales	3,496	3,631	4,269
Selling, general and administrative	298	222	236
Amortization	15	17	24
Restructuring	90	161	115
Other income and expense items that are not major, net	(54)	(2)	(5)
Income from discontinued operations before income taxes and equity income	432	432	566
Income tax expense on discontinued operations	(71)	(75)	(112)
Equity income (loss) from discontinued operations, net of tax	4	—	(1)
Gain on divestiture of discontinued operations, net of tax	—	104	318
Adjustment to prior period gain on divestiture, net of tax	—	(3)	—
Impairment loss	—	—	(88)
Income from discontinued operations, net of tax	365	458	683
Income from discontinued operations attributable to noncontrolling interests	31	35	46
Net income from discontinued operations attributable to Aptiv	$334	$423	$637
Income from discontinued operations before income taxes attributable to Aptiv was $399 million, $491 million and $739 million for the years ended December 31, 2017, 2016 and 2015, respectively, which includes $6 million, $7 million and $10 million respectively, of income tax expense attributable to noncontrolling interests.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None

ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Management of the Company, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of December 31, 2017. As defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), disclosure controls and procedures are controls and procedures designed to provide reasonable assurance that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported on a timely basis, and that such information is accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company's disclosure controls and procedures include components of the Company's internal control over financial reporting. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of December 31, 2017.

Management's Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f), for the Company. Under the supervision of the Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of December 31, 2017 based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework (2013).” Based on that evaluation, management has concluded that the Company's internal control over financial reporting was effective as of December 31, 2017.
Ernst & Young LLP has issued an attestation report which is included herein as the Report of Independent Registered Public Accounting Firm under the section headed Financial Statements and Supplementary Data for the year ended December 31, 2017.

Changes in Internal Control over Financial Reporting
There were no material changes in the Company's internal control over financial reporting, identified in connection with management's evaluation of internal control over financial reporting, that occurred during the year ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
The information called for by Item 10, as to compliance with Section 16(a) of the Exchange Act, is incorporated by reference to the Company’s Definitive Proxy Statement to be filed with the SEC pursuant to Regulation 14A in connection with the Company’s 2018 Annual Meeting of Shareholders (the “Proxy Statement”) under the heading “Other Information—Section 16(a) Beneficial Ownership Reporting Compliance.” The information called for by Item 10, as to the audit committee and the audit committee financial expert, is incorporated by reference to the Company’s Proxy Statement under the headings “Board Practices” and “Board Committees.” The information called for by Item 10, as to executive officers, is set forth under Executive Officers of the Registrant in the Supplementary Item in Part I of this Annual Report on Form 10-K. The information called for by Item 10, as to directors, is incorporated by reference to the Company’s Proxy Statement under the headings “Election of Directors” and “Board Practices.”
The Company has adopted a code of ethics, the Code of Ethical Business Conduct, which applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, and all other employees and non-employee directors of the Company. The Code of Ethical Business Conduct is posted on the Company’s website (aptiv.com). The Company intends to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of the code of ethics that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, by posting such information on the Company’s website, at the address specified above.
The Company’s Corporate Governance Guidelines and charters for each Committee of its Board of Directors are also available on the Company’s website. The Code of Ethical Business Conduct, Corporate Governance Guidelines and charters are also available in print to any shareholder who submits a request to: Corporate Secretary, Aptiv PLC, 5725 Innovation Drive, Troy, Michigan, 48098.
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
Information as of December 31, 2017 about the Company’s ordinary shares that may be issued under all of its equity compensation plans is set forth in Part II Item 5 of this Annual Report on Form 10-K.

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
(1) Financial Statements:
(2) Financial Statement Schedule:
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

		Additions
	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Other Activity	Balance at End of Period
	(in millions)
December 31, 2017:
Allowance for doubtful accounts	$33	$23	$(24)	$2	$34
Tax valuation allowance (a)	$1,399	$—	$(406)	$15	$1,008
December 31, 2016:
Allowance for doubtful accounts	$18	$22	$(6)	$(1)	$33
Tax valuation allowance (a)	$706	$706	$—	$(13)	$1,399
December 31, 2015:
Allowance for doubtful accounts	$13	$6	$(3)	$2	$18
Tax valuation allowance (a)	$507	$187	$—	$12	$706

(a)	Additions Charged to Costs and Expenses are primarily related to taxable losses for which the tax benefit has been reserved.
The other schedules have been omitted because they are not applicable, not required or the information to be set forth therein is included in the Consolidated Financial Statements or notes thereto.

(3) Exhibits: (including those incorporated by reference)

Exhibit Number	Description
2.1
Master Disposition Agreement among Delphi Corporation, GM Components Holdings, LLC, General Motors Company, Motors Liquidation Company (fka General Motors Corporation), DIP Holdco 3, LLC, and the other sellers and other buyers party thereto, dated July 26, 2009(1)

2.2
Separation and Distribution Agreement, dated as of November 15, 2017, by and between Aptiv PLC and Delphi Technologies PLC (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of the Company filed with the SEC on November 15, 2017)

3.1	Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of the Company filed with the SEC on December 7, 2017)
4.1	Fourth Amended and Restated Limited Liability Partnership Agreement of Delphi Automotive LLP dated as of July 12, 2011(2)
4.2
Senior Notes Indenture, dated as of February 14, 2013, among Delphi Corporation, the guarantors named therein, Wilmington Trust, National Association, as Trustee, and Deutsche Bank Trust Company Americas, as Registrar, Paying Agent and Authenticating Agent (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of the Company filed with the SEC on February 14, 2013)

4.3
Second Supplemental Indenture, dated as of March 3, 2014, among Delphi Corporation, the Guarantors named therein, Wilmington Trust, National Association, as Trustee, and Deutsche Bank Trust Company Americas, as Registrar, Paying Agent and Authenticating Agent (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K of the Company filed with the SEC on March 3, 2014)

4.4
Senior Notes Indenture, dated as of March 10, 2015, among Aptiv PLC, Wilmington Trust, National Association, as Trustee and Deutsche Bank Trust Company Americas, as Registrar, Paying Agent and Authenticating Agent (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of the Company filed with the SEC on March 10, 2015)

4.5
First Supplemental Indenture, dated as of March 10, 2015, among Aptiv PLC, the guarantors named therein, Wilmington Trust, National Association, as Trustee and Deutsche Bank Trust Company Americas, as Registrar, Paying Agent and Authenticating Agent (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K of the Company filed with the SEC on March 10, 2015)

4.6
Second Supplemental Indenture, dated as of November 19, 2015, among Aptiv PLC, the guarantors named therein, Wilmington Trust, National Association, as Trustee and Deutsche Bank Trust Company Americas, as Registrar, Paying Agent and Authenticating Agent (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K of the Company filed with the SEC on November 19, 2015)

4.7
Third Supplemental Indenture, dated as of September 15, 2016, among Aptiv PLC, the guarantors named therein, Wilmington Trust, National Association, as Trustee and Deutsche Bank Trust Company Americas, as Registrar, Paying Agent and Authenticating Agent (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K of the Company filed with the SEC on September 15, 2016)

4.8
Fourth Supplemental Indenture, dated as of September 20, 2016, among Aptiv PLC, the guarantors named therein, Wilmington Trust, National Association, as Trustee and Deutsche Bank Trust Company Americas, as Registrar, Paying Agent and Authenticating Agent (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K of the Company filed with the SEC on September 20, 2016)

10.1
Restatement Agreement to Amended and Restated Credit Agreement, dated as of August 17, 2016, among Aptiv PLC, Delphi Corporation, JPMorgan Chase Bank, N.A., as Administrative Agent, Swingline Lender, Issuing Bank and a Lender (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company filed with the SEC on August 18, 2016)

10.2	Aptiv PLC Executive Severance Plan, effective February 1, 2017(11)+
10.3	Aptiv PLC Executive Change in Control Severance Plan, effective February 1, 2017(11)+
10.4	Delphi Corporation Supplemental Executive Retirement Program(1)+
10.5	Delphi Corporation Salaried Retirement Equalization Savings Program(1)+
10.6	Aptiv PLC Long Term Incentive Plan(3)+
10.7	Offer letter for Jeffrey J. Owens, dated October 2, 2009(6)+
10.8	Offer letter for Kevin P. Clark, dated June 10, 2010(1)+
10.9	Offer letter for Majdi B. Abulaban, dated October 2, 2009(7)+
10.10	Offer letter for Joseph R. Massaro, dated September 13, 2013(10)+
10.11	Form of Non-Employee Director RSU Award Agreement pursuant to Aptiv PLC Long Term Incentive Plan, as amended(4)+
10.12	Letter Agreement, dated October 29, 2012, between the Company and Kevin P. Clark(5)+
10.13	Aptiv PLC Long-Term Incentive Plan, as amended and restated (incorporated by reference to the Company's Proxy Statement dated March 9, 2015)+
10.14	Form of Officer Performance-Based RSU Award pursuant to the Aptiv PLC Long-Term Incentive Plan, as amended and restated(8)+
10.15	Form of Officer Performance-Based RSU Award pursuant to the Aptiv PLC Long-Term Incentive Plan, as amended and restated, effective 2016(9)+

10.16	Form of Officer Time-Based RSU Award pursuant to the Aptiv PLC Long-Term Incentive Plan, as amended and restated(8)+
10.17	Form of Continuity Performance-Based RSU Award pursuant to the Aptiv PLC Long-Term Incentive Plan, as amended and restated(8)+
10.18	Form of Continuity Time-Based RSU Award pursuant to the Aptiv PLC Long-Term Incentive Plan, as amended and restated(8)+
10.19	Aptiv PLC Leadership Incentive Plan, as amended and restated effective April 23, 2015 (incorporated by reference to the Company's Proxy Statement dated March 9, 2015)+
10.20	Aptiv PLC Annual Incentive Plan (as Amended and Restated Effective January 1, 2017)(11)+
12.1	Computation of Ratio of Earnings to Fixed Charges*
21.1	Subsidiaries of the Registrant*
23.1	Consent of Ernst & Young LLP*
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer*
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
Exhibit Number	Description
101.INS	XBRL Instance Document#
101.SCH	XBRL Taxonomy Extension Schema Document#
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document#
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document#
101.LAB	XBRL Taxonomy Extension Label Linkbase Document#
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document#
* Filed herewith.
+ Management contract or compensatory plan or arrangement.
(1) Filed with the Registration Statement on Form S-1 (File No. 333-174493) on June 30, 2011 and incorporated herein by reference.
(2) Filed with the Registration Statement on Form S-1 (File No. 333-174493) on August 1, 2011 and incorporated herein by reference.
(3) Filed with the Registration Statement on Form S-1 (File No. 333-174493) on October 31, 2011 and incorporated herein by reference.
(4) Filed with Form 10-Q for the period ended June 30, 2012 on July 31, 2012 and incorporated herein by reference.
(5) Filed with Form 10-Q for the period ended September 30, 2012 on November 1, 2012 and incorporated herein by reference.
(6) Filed with Form 10-K for the year ended December 31, 2012 on February 11, 2013 and incorporated herein by reference.
(7) Filed with Form 10-K for the year ended December 31, 2013 on February 10, 2014 and incorporated herein by reference.
(8) Filed with Form 10-Q for the period ended March 31, 2015 on April 30, 2015 and incorporated herein by reference.
(9) Filed with Form 10-Q for the period ended March 31, 2016 on May 4, 2016 and incorporated herein by reference.
(10) Filed with Form 10-Q for the period ended June 30, 2016 on August 3, 2016 and incorporated herein by reference.
(11) Filed with Form 10-K for the year ended December 31, 2016 on February 6, 2017 and incorporated herein by reference.
# Filed electronically with the Report.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APTIV PLC

/s/ Joseph R. Massaro
By: Joseph R. Massaro
Chief Financial Officer and
Senior Vice President
Dated: February 5, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below as of February 5, 2018, by the following persons on behalf of the registrant and in the capacities indicated:

Signature	Title

/s/ Kevin P. Clark	President, Chief Executive Officer & Director (Principal Executive Officer)
Kevin P. Clark

/s/ Joseph R. Massaro	Chief Financial Officer and Senior Vice President (Principal Financial Officer)
Joseph R. Massaro

/s/ Allan J. Brazier	Vice President and Chief Accounting Officer (Principal Accounting Officer)
Allan J. Brazier

/s/ Rajiv L. Gupta	Chairman of the Board of Directors
Rajiv L. Gupta

/s/ Frank J. Dellaquila	Director
Frank J. Dellaquila

/s/ Nicholas M. Donofrio	Director
Nicholas M. Donofrio

/s/ Mark P. Frissora	Director
Mark P. Frissora

/s/ Sean O. Mahoney	Director
Sean O. Mahoney

/s/ Colin J. Parris	Director
Colin J. Parris

/s/ Ana G. Pinczuk	Director
Ana G. Pinczuk

/s/ Thomas W. Sidlik	Director
Thomas W. Sidlik

/s/ Bernd Wiedemann	Director
Bernd Wiedemann

/s/ Lawrence A. Zimmerman	Director
Lawrence A. Zimmerman