Form 10-Q
period 2018-03-31
Aptiv PLC
filed 2018-05-02
CIK 1521332

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________________________________________________
FORM 10-Q
__________________________________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to             .
Commission file number: 001-35346
______________________________________________________________________________________
 APTIV PLC
(Exact name of registrant as specified in its charter)
____________________________________________________________________________________________________

Jersey	98-1029562
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
C, Ardilaun Court
112-114 St. Stephen's Green
Dublin 2, D02 TD28, Ireland
(Address of principal executive offices)
353-1-259-7013
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
The number of the registrant’s ordinary shares outstanding, $0.01 par value per share as of April 27, 2018, was 264,769,110.

APTIV PLC

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
APTIV PLC
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended March 31,
	2018	2017

	(in millions, except per share amounts)
Net sales	$3,630	$3,143
Operating expenses:
Cost of sales	2,947	2,544
Selling, general and administrative	259	225
Amortization	30	29
Restructuring (Note 7)	20	52
Total operating expenses	3,256	2,850
Operating income	374	293
Interest expense	(34)	(33)
Other income (expense), net (Note 16)	30	(23)
Income from continuing operations before income taxes and equity income	370	237
Income tax expense	(59)	(19)
Income from continuing operations before equity income	311	218
Equity income, net of tax	5	11
Income from continuing operations	316	229
Income from discontinued operations, net of tax (Note 21)	—	123
Net income	316	352
Net income attributable to noncontrolling interest	9	17
Net income attributable to Aptiv	$307	$335

Amounts attributable to Aptiv:
Income from continuing operations	$307	$220
Income from discontinued operations	—	115
Net income	$307	$335

Basic net income per share:
Continuing operations	$1.16	$0.82
Discontinued operations	—	0.42
Basic net income per share attributable to Aptiv	$1.16	$1.24
Weighted average number of basic shares outstanding	265.69	269.20

Diluted net income per share:
Continuing operations	$1.15	$0.82
Discontinued operations	—	0.42
Diluted net income per share attributable to Aptiv	$1.15	$1.24
Weighted average number of diluted shares outstanding	266.44	269.54

Cash dividends declared per share	$—	$0.29
See notes to consolidated financial statements.

APTIV PLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended March 31,
	2018	2017

	(in millions)
Net income	$316	$352
Other comprehensive income:
Currency translation adjustments	61	86
Net change in unrecognized (loss) gain on derivative instruments, net of tax (Note 14)	(23)	39
Employee benefit plans adjustment, net of tax	1	4
Other comprehensive income	39	129
Comprehensive income	355	481
Comprehensive income attributable to noncontrolling interests	13	18
Comprehensive income attributable to Aptiv	$342	$463
See notes to consolidated financial statements.

APTIV PLC
CONSOLIDATED BALANCE SHEETS

	March 31, 2018	December 31, 2017
	(Unaudited)

	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$1,345	$1,596
Restricted cash	1	1
Accounts receivable, net	2,646	2,440
Inventories (Note 3)	1,202	1,083
Other current assets (Note 4)	732	521
Total current assets	5,926	5,641
Long-term assets:
Property, net	2,890	2,804
Investments in affiliates	101	91
Intangible assets, net (Note 2)	1,204	1,219
Goodwill (Note 2)	1,980	1,944
Other long-term assets (Note 4)	459	470
Total long-term assets	6,634	6,528
Total assets	$12,560	$12,169
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt (Note 8)	$60	$17
Accounts payable	2,282	2,227
Accrued liabilities (Note 5)	1,366	1,296
Total current liabilities	3,708	3,540
Long-term liabilities:
Long-term debt (Note 8)	4,163	4,132
Pension benefit obligations	460	454
Other long-term liabilities (Note 5)	531	526
Total long-term liabilities	5,154	5,112
Total liabilities	8,862	8,652
Commitments and contingencies (Note 10)
Shareholders’ equity:
Preferred shares, $0.01 par value per share, 50,000,000 shares authorized, none issued and outstanding	—	—
Ordinary shares, $0.01 par value per share, 1,200,000,000 shares authorized, 264,761,036 and 265,839,794 issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	3	3
Additional paid-in-capital	1,622	1,649
Retained earnings	2,278	2,118
Accumulated other comprehensive loss (Note 13)	(436)	(471)
Total Aptiv shareholders’ equity	3,467	3,299
Noncontrolling interest	231	218
Total shareholders’ equity	3,698	3,517
Total liabilities and shareholders’ equity	$12,560	$12,169
See notes to consolidated financial statements.

APTIV PLC
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
	2018	2017

	(in millions)
Cash flows from operating activities:
Net income	$316	$352
Income from discontinued operations, net of tax	—	123
Income from continuing operations	316	229
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	125	97
Amortization	30	29
Amortization of deferred debt issuance costs	2	2
Restructuring expense, net of cash paid	(16)	18
Deferred income taxes	(7)	5
Pension and other postretirement benefit expenses	11	9
Income from equity method investments, net of dividends received	(5)	(10)
Share-based compensation	13	13
Changes in operating assets and liabilities:
Accounts receivable, net	(206)	(96)
Inventories	(119)	(110)
Other assets	(49)	(30)
Accounts payable	140	55
Accrued and other long-term liabilities	2	50
Other, net	(40)	5
Pension contributions	(11)	(8)
Net cash provided by operating activities from continuing operations	186	258
Net cash (used in) provided by operating activities from discontinued operations	(31)	32
Net cash provided by operating activities	155	290
Cash flows from investing activities:
Capital expenditures	(243)	(164)
Proceeds from sale of property / investments	3	—
Cost of business acquisitions, net of cash acquired	—	(40)
Deposit for acquisition of KUM	(5)	—
Cost of technology investments	—	(15)
Net cash used in investing activities from continuing operations	(245)	(219)
Net cash used in investing activities from discontinued operations	—	(51)
Net cash used in investing activities	(245)	(270)
Cash flows from financing activities:
Net borrowings (repayments) under other short-term debt agreements	35	(4)
Contingent consideration and deferred acquisition purchase price payments	—	(20)
Dividend payments of consolidated affiliates to minority shareholders	—	(10)
Repurchase of ordinary shares	(149)	(194)
Distribution of cash dividends	(59)	(78)
Taxes withheld and paid on employees' restricted share awards	(32)	(26)
Net cash used in financing activities	(205)	(332)
Effect of exchange rate fluctuations on cash, cash equivalents and restricted cash	44	21
Decrease in cash, cash equivalents and restricted cash	(251)	(291)
Cash, cash equivalents and restricted cash at beginning of the period	1,597	839
Cash, cash equivalents and restricted cash at end of the period	$1,346	$548
Cash, cash equivalents and restricted cash of discontinued operations	$—	$61
Cash, cash equivalents and restricted cash of continuing operations	$1,346	$487
See notes to consolidated financial statements.

APTIV PLC
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (Unaudited)

	Ordinary Shares
	Number of Shares	Amount	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Aptiv Shareholders’ Equity	Noncontrolling Interest	Total Shareholders’ Equity

	(in millions)
Balance at January 1, 2018	266	$3	$1,649	$2,118	$(471)	$3,299	$218	$3,517
Net income	—	—	—	307	—	307	9	316
Other comprehensive income	—	—	—	—	35	35	4	39
Taxes withheld on employees' restricted share award vestings	—	—	(32)	—	—	(32)	—	(32)
Repurchase of ordinary shares	(2)	—	(8)	(141)	—	(149)	—	(149)
Share-based compensation	1	—	13	—	—	13	—	13
Distribution of Delphi Technologies	—	—	—	3	—	3	—	3
Adjustment for recently adopted accounting pronouncements (Note 2)	—	—	—	(9)	—	(9)	—	(9)
Balance at March 31, 2018	265	$3	$1,622	$2,278	$(436)	$3,467	$231	$3,698
See notes to consolidated financial statements.

APTIV PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
1. GENERAL
General and basis of presentation—“Aptiv,” the “Company,” “we,” “us” and “our” refer to Aptiv PLC, a public limited company which was formed under the laws of Jersey on May 19, 2011 as Delphi Automotive PLC, which together with its subsidiaries acquired certain assets of the former Delphi Corporation and completed an initial public offering on November 22, 2011. The former Delphi Corporation (now known as DPH Holdings Corp. (“DPHH”)) and, as the context may require, its subsidiaries and affiliates, are also referred to herein as “Old Delphi.” On December 4, 2017 (the “Distribution Date”), the Company completed the separation (the “Separation”) of its former Powertrain Systems segment by distributing to Aptiv shareholders on a pro rata basis all of the issued and outstanding ordinary shares of Delphi Technologies PLC (“Delphi Technologies”), a public limited company formed to hold the spun-off business. To effect the Separation, the Company distributed to its shareholders one ordinary share of Delphi Technologies for every three Aptiv ordinary shares outstanding as of November 22, 2017, the record date for the distribution. Following the Separation, the remaining company changed its name to Aptiv PLC and New York Stock Exchange ("NYSE") symbol to "APTV." Also, as a result of the Separation, Delphi Technologies became an independent public company trading on the NYSE under the symbol "DLPH" as of the Distribution Date. Delphi Technologies' historical financial results through the Distribution Date are reflected in the Company’s consolidated financial statements as a discontinued operation, as more fully described in Note 21. Discontinued Operations.
In April 2018, primarily as a result of the impact of the Separation on the Company’s U.K. presence and the centralization of the Company's non-manufacturing European footprint, along with the long-term stability of the financial and regulatory environment in Ireland and continued uncertainties with regards to the impending exit of the U.K. from the European Union, Aptiv PLC changed its tax residence from the U.K. to Ireland. Aptiv PLC remains a public limited company incorporated under the laws of Jersey, and will continue to be subject to United States Securities and Exchange Commission reporting requirements and prepare financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).
The consolidated financial statements have been prepared in accordance with U.S. GAAP and all adjustments, consisting of only normal recurring items, which are necessary for a fair presentation, have been included. The consolidated financial statements and notes thereto included in this report should be read in conjunction with Aptiv's 2017 Annual Report on Form 10-K.
Nature of operations—Aptiv is a leading global technology and mobility company serving the automotive sector. We design and manufacture vehicle components and provide electrical, electronic and active safety technology solutions to the global automotive market. Aptiv operates manufacturing facilities and technical centers utilizing a regional service model that enables the Company to efficiently and effectively serve its global customers from best cost countries. In line with the long term growth in emerging markets, Aptiv has been increasing its focus on these markets, particularly in China, where the Company has a major manufacturing base and strong customer relationships.

2. SIGNIFICANT ACCOUNTING POLICIES
Consolidation—The consolidated financial statements include the accounts of Aptiv and U.S. and non-U.S. subsidiaries in which Aptiv holds a controlling financial or management interest and variable interest entities of which Aptiv has determined that it is the primary beneficiary. Aptiv’s share of the earnings or losses of non-controlled affiliates over which Aptiv exercises significant influence (generally a 20% to 50% ownership interest) is included in the consolidated operating results using the equity method of accounting. When Aptiv does not have the ability to exercise significant influence (generally when ownership interest is less than 20%), investments in non-consolidated affiliates are accounted for in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Update ("ASU") 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, and are measured at cost, less impairments, adjusted for observable price changes. All significant intercompany transactions and balances between consolidated Aptiv businesses have been eliminated. The Company monitors its investments in affiliates for indicators of other-than-temporary declines in value on an ongoing basis. If the Company determines that such a decline has occurred, an impairment loss is recorded, which is measured as the difference between carrying value and estimated fair value. Estimated fair value is generally determined using an income approach based on discounted cash flows or negotiated transaction values.
Investments in non-consolidated affiliates totaled $56 million and $56 million as of March 31, 2018 and December 31, 2017, respectively, and are classified within other long-term assets in the consolidated balance sheet.
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
Revenue recognition—Beginning in the first quarter of 2018, Aptiv recognizes revenue in accordance with ASU 2014-09, Revenue from Contracts with Customers. Refer to Note 22. Revenue for additional information regarding the Company's revenue recognition policies.
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
Accounts receivable—Aptiv enters into agreements to sell certain of its accounts receivable, primarily in Europe. Sales of receivables are accounted for in accordance with FASB Accounting Standards Codification ("ASC") Topic 860, Transfers and Servicing ("ASC 860"). Agreements which result in true sales of the transferred receivables, as defined in ASC 860, which occur when receivables are transferred without recourse to the Company, are excluded from amounts reported in the consolidated balance sheets. Cash proceeds received from such sales are included in operating cash flows. Agreements that allow Aptiv to maintain effective control over the transferred receivables and which do not qualify as a sale, as defined in ASC 860, are accounted for as secured borrowings and recorded in the consolidated balance sheets within accounts receivable, net and short-term debt. The expenses associated with receivables factoring are recorded in the consolidated statements of operations within interest expense.
Intangible assets—Intangible assets were $1,204 million and $1,219 million as of March 31, 2018 and December 31, 2017, respectively. Aptiv amortizes definite-lived intangible assets over their estimated useful lives. Aptiv has definite-lived intangible assets related to patents and developed technology, customer relationships and trade names. Indefinite-lived in-process research and development intangible assets are not amortized, but are tested for impairment annually, or more frequently when indicators of potential impairment exist, until the completion or abandonment of the associated research and development efforts. Upon completion of the projects, the assets will be amortized over the expected economic life of the asset, which will be determined on that date. Should the project be determined to be abandoned, and if the asset developed has no alternative use, the full value of the asset will be charged to expense. The Company also has intangible assets related to acquired trade names that are classified as indefinite-lived when there are no foreseeable limits on the periods of time over which they are expected to contribute cash flows. These indefinite-lived trade name assets are tested for impairment annually, or more frequently when indicators of potential impairment exist. Costs to renew or extend the term of acquired intangible assets are recognized as expense as incurred. Amortization expense was $30 million and $29 million for the three months ended March 31, 2018 and 2017, respectively.
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
The impairment test involves first qualitatively assessing goodwill for impairment. If the qualitative assessment is not met the Company then performs a quantitative assessment by first comparing the estimated fair value of each reporting unit to its carrying value, including goodwill. Fair value reflects the price a market participant would be willing to pay in a potential sale of the reporting unit. If the estimated fair value exceeds carrying value, then we conclude that no goodwill impairment has occurred. If the carrying value of the reporting unit exceeds its estimated fair value, a second step is required to measure possible goodwill impairment loss. The second step includes hypothetically valuing the tangible and intangible assets and liabilities of the reporting unit as if the reporting unit had been acquired in a business combination. Then, the implied fair value of the reporting unit's goodwill is compared to the carrying value of that goodwill. If the carrying value of the reporting unit's goodwill exceeds the implied fair value of the goodwill, the Company recognizes an impairment loss in an amount equal to the excess, not to exceed the carrying value. There were no indicators of potential goodwill impairment during the three months ended March 31, 2018. Goodwill was $1,980 million and $1,944 million as of March 31, 2018 and December 31, 2017, respectively.
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
Discontinued operations—The Company reports financial results for discontinued operations separately from continuing operations to distinguish the financial impact of disposal transactions from ongoing operations. Discontinued operations reporting occurs only when the disposal of a component or a group of components of the Company represents a strategic shift that will have a major effect on the Company's operations and financial results. During the year ended December 31, 2017, the Company completed the Separation of its former Powertrain Systems segment by means of a spin-off into Delphi Technologies. Accordingly, the assets and liabilities, operating results and operating and investing cash flows for the previously reported Powertrain Systems segment are presented as discontinued operations separate from the Company’s continuing operations and segment results for all periods presented in these consolidated financial statements and the notes to the consolidated financial statements, unless otherwise noted. Refer to Note 21. Discontinued Operations for further information regarding the Company's discontinued operations.
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
Customer concentrations—As reflected in the table below, combined net sales to General Motors Company ("GM") and Volkswagen Group ("VW"), Aptiv's two largest customers, totaled approximately 19% and 24% of our total net sales for the three months ended March 31, 2018 and 2017, respectively.

	Percentage of Total Net Sales		Accounts and Other Receivables
	Three Months Ended March 31,		March 31, 2018	December 31, 2017
	2018	2017

			(in millions)
GM (1)	11%	15%	$237	$204
VW	8%	9%	165	145

(1)
Net sales to GM includes net sales to GM's former European Opel business prior to its sale to PSA Peugeot Citroën ("PSA") on August 1, 2017, after which date these sales are excluded from net sales to GM.

Recently adopted accounting pronouncements—Aptiv adopted ASU 2014-09, Revenue from Contracts with Customers, in the first quarter of 2018 using the modified retrospective method. This ASU supersedes most of the existing guidance on revenue recognition in ASC Topic 605, Revenue Recognition and establishes a broad principle that would require an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Refer to Note 22. Revenue for additional information.
Aptiv adopted ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, in the first quarter of 2018. This guidance makes targeted improvements to existing U.S. GAAP for financial instruments, including requiring equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. In accordance with this guidance, Aptiv measures equity investments at cost, less impairments, adjusted for observable price changes. The adoption of this guidance did not have a significant impact on Aptiv's financial statements.
Aptiv adopted ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, in the first quarter of 2018. This guidance clarifies the presentation requirements of eight specific issues within the statement of cash flows. The adoption of this guidance did not have a significant impact on Aptiv's financial statements, as Aptiv's treatment of the relevant affected items within its consolidated statement of cash flows is consistent with the requirements of this guidance.
Aptiv adopted ASU 2016-16, Accounting for Income Taxes: Intra-Entity Asset Transfers of Assets Other than Inventory, in the first quarter of 2018. This guidance requires that the tax effects of all intra-entity sales of assets other than inventory be recognized in the period in which the transaction occurs. The guidance is to be applied on a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. The adoption of this guidance resulted in an adjustment of $9 million recorded to retained earnings during the three months ended March 31, 2018.
Aptiv adopted ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, in the first quarter of 2018. This guidance requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents and restricted cash. As a result, restricted cash will be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The adoption of this guidance did not have a significant impact on Aptiv's financial statements, other than the classification of restricted cash within the beginning-of-period and end-of-period totals on the consolidated statement of cash flows, as opposed to being excluded from these totals.
Recently issued accounting pronouncements not yet adopted—In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). Under this guidance, lessees will be required to recognize on the balance sheet a lease liability and a right-of-use asset for all leases, with the exception of short-term leases. The lease liability represents the lessee's obligation to make lease payments arising from a lease, and will be measured as the present value of the lease payments. The right-of-use asset represents the lessee’s right to use a specified asset for the lease term, and will be measured at the lease liability amount, adjusted for lease prepayment, lease incentives received and the lessee’s initial direct costs. The standard also requires a lessee to recognize a single lease cost allocated over the lease term, generally on a straight-line basis. The new guidance is effective for fiscal years beginning after December 15, 2018. ASU 2016-02 is required to be applied using the modified retrospective approach for all leases existing as of the effective date and provides for certain practical expedients. Early adoption is permitted. The Company is currently evaluating the effects that the adoption of ASU 2016-02 will have on the Company’s consolidated financial statements, and anticipates the new guidance will significantly impact its consolidated financial statements as the Company has a significant number of leases.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This guidance requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. This guidance also requires enhanced disclosures regarding significant estimates and judgments used in estimating credit losses. The new guidance is effective for fiscal years beginning after December 15, 2019. Early adoption is permitted for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company is currently evaluating the impact that the adoption of this guidance will have on its consolidated financial statements.
In January 2017, the FASB issued ASU 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This guidance simplifies how an entity is required to test goodwill for impairment by eliminating step two from the goodwill impairment test, which measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount. Under the new guidance, if a reporting unit’s carrying amount exceeds its fair value, an entity will record an impairment charge based on that difference. The impairment charge will be limited to the amount of goodwill allocated to that reporting unit. The standard will be applied prospectively and is effective for annual and interim impairment tests performed in periods beginning after December 15, 2019. Early adoption is permitted. The Company is currently evaluating the impact of adopting this standard on its financial statements, but does not anticipate a material impact. As this standard is prospective in nature, the impact to Aptiv's financial statements of not performing a step two in order to measure the amount of any potential goodwill impairment will depend on various factors associated with the Company's assessment of goodwill for impairment in those future periods.
In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging—Targeted Improvements to Accounting for Hedging Activities, which expands and refines the application of hedge accounting for both non-financial and financial risk components and aligns the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. The standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of this guidance will have on its consolidated financial statements.
In February 2018, the FASB issued ASU 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which allows for the elimination of the stranded income tax effects resulting from the enactment of the Tax Cuts and Jobs Act through a reclassification from accumulated other comprehensive income to retained earnings. The standard is effective for fiscal years beginning after December 15, 2018. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of this guidance will have on its consolidated financial statements.

3. INVENTORIES
Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or net realizable value, including direct material costs and direct and indirect manufacturing costs. A summary of inventories is shown below:

	March 31, 2018	December 31, 2017

	(in millions)
Productive material	$675	$584
Work-in-process	107	100
Finished goods	420	399
Total	$1,202	$1,083

4. ASSETS
Other current assets consisted of the following:

	March 31, 2018	December 31, 2017

	(in millions)
Value added tax receivable	$162	$160
Prepaid insurance and other expenses	116	104
Reimbursable engineering costs	44	33
Notes receivable	15	16
Income and other taxes receivable	62	46
Deposits to vendors	8	8
Derivative financial instruments (Note 14)	34	30
Accounts receivable to be remitted to Delphi Technologies (Note 21)	289	123
Other	2	1
Total	$732	$521

Other long-term assets consisted of the following:

	March 31, 2018	December 31, 2017

	(in millions)
Deferred income taxes, net	$183	$185
Unamortized Revolving Credit Facility debt issuance costs (Note 8)	7	8
Income and other taxes receivable	11	22
Reimbursable engineering costs	72	66
Value added tax receivable	38	37
Equity investments (Note 17)	56	56
Derivative financial instruments (Note 14)	2	8
Other	90	88
Total	$459	$470

5. LIABILITIES
Accrued liabilities consisted of the following:

	March 31, 2018	December 31, 2017

	(in millions)
Payroll-related obligations	$238	$218
Employee benefits, including current pension obligations	74	116
Income and other taxes payable	234	233
Warranty obligations (Note 6)	46	41
Restructuring (Note 7)	81	90
Customer deposits	32	28
Derivative financial instruments (Note 14)	30	15
Accrued interest	29	41
Dividends payable	—	59
Accounts payable to be remitted on behalf of Delphi Technologies (Note 21)	267	132
Other	335	323
Total	$1,366	$1,296

Other long-term liabilities consisted of the following:

	March 31, 2018	December 31, 2017

	(in millions)
Environmental (Note 10)	$4	$4
Extended disability benefits	9	9
Warranty obligations (Note 6)	17	17
Restructuring (Note 7)	40	42
Payroll-related obligations	10	10
Accrued income taxes	156	154
Deferred income taxes, net	218	222
Derivative financial instruments (Note 14)	5	11
Other	72	57
Total	$531	$526

6. WARRANTY OBLIGATIONS
Expected warranty costs for products sold are recognized principally at the time of sale of the product based on an estimate of the amount that eventually will be required to settle such obligations. These accruals are based on factors such as past experience, production changes, industry developments and various other considerations. The estimated costs related to product recalls based on a formal campaign soliciting return of that product are accrued at the time an obligation becomes probable and can be reasonably estimated. These estimates are adjusted from time to time based on facts and circumstances that impact the status of existing claims. Aptiv has recognized its best estimate for its total aggregate warranty reserves, including product recall costs, across all of its operating segments as of March 31, 2018. The Company estimates the reasonably possible amount to ultimately resolve all matters in excess of the recorded reserves as of March 31, 2018 to be zero to $25 million.
The table below summarizes the activity in the product warranty liability for the three months ended March 31, 2018:

Warranty Obligations

(in millions)
Accrual balance at beginning of period	$58
Provision for estimated warranties incurred during the period	9
Changes in estimate for pre-existing warranties	2
Settlements made during the period (in cash or in kind)	(8)
Foreign currency translation and other	2
Accrual balance at end of period	$63
In September 2016, one of the Company's OEM customers initiated a recall to enhance airbag deployment systems in certain vehicles. Aptiv's Advanced Safety and User Experience segment had supplied sensors and related control modules for the airbags in the affected vehicles. During the first quarter of 2017, Aptiv reached an agreement with its customer related to this matter and recognized $43 million of warranty expense within cost of sales during the three months ended March 31, 2017.

7. RESTRUCTURING
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
As part of Aptiv's continued efforts to optimize its cost structure, it has undertaken several restructuring programs which include workforce reductions as well as plant closures. These programs are primarily focused on the continued rotation of our manufacturing footprint to best cost locations in Europe and on reducing global overhead costs, including programs implemented to realign the Company's organizational structure due to changes in roles and workforce as a result of the spin-off of the former Powertrain Systems segment. The Company recorded employee-related and other restructuring charges related to these programs totaling approximately $20 million during the three months ended March 31, 2018, which is primarily comprised of $12 million recognized for programs focused on the continued rotation of our manufacturing footprint to best cost locations in Europe, as well as for programs implemented to reduce global overhead costs.
Restructuring costs of approximately $52 million were recorded during the three months ended March 31, 2017, which included the recognition of approximately $36 million of employee-related and other costs related to the closure of an Advanced Safety and User Experience Western European manufacturing site, pursuant to the Company's on-going European footprint rotation strategy.
Restructuring charges for employee separation and termination benefits are paid either over the severance period or in a lump sum in accordance with either statutory requirements or individual agreements. Aptiv incurred cash expenditures related to its restructuring programs of approximately $36 million and $34 million in the three months ended March 31, 2018 and 2017, respectively.
The following table summarizes the restructuring charges recorded for the three months ended March 31, 2018 and 2017 by operating segment:

	Three Months Ended March 31,
	2018	2017

	(in millions)
Signal and Power Solutions	$18	$13
Advanced Safety and User Experience	2	39
Total	$20	$52
The table below summarizes the activity in the restructuring liability for the three months ended March 31, 2018:

	Employee Termination Benefits Liability	Other Exit Costs Liability	Total

	(in millions)
Accrual balance at January 1, 2018	$131	$1	$132
Provision for estimated expenses incurred during the period	20	—	20
Payments made during the period	(36)	—	(36)
Foreign currency and other	5	—	5
Accrual balance at March 31, 2018	$120	$1	$121

8. DEBT
The following is a summary of debt outstanding, net of unamortized issuance costs and discounts, as of March 31, 2018 and December 31, 2017, respectively:

	March 31, 2018	December 31, 2017

	(in millions)
3.15%, senior notes, due 2020 (net of $2 and $2 unamortized issuance costs and $1 and $1 discount, respectively)	$647	$647
4.15%, senior notes, due 2024 (net of $4 and $4 unamortized issuance costs and $1 and $1 discount, respectively)	695	695
1.50%, Euro-denominated senior notes, due 2025 (net of $4 and $4 unamortized issuance costs and $3 and $3 discount, respectively)	855	833
4.25%, senior notes, due 2026 (net of $4 and $4 unamortized issuance costs, respectively)	646	646
1.60%, Euro-denominated senior notes, due 2028 (net of $4 and $4 unamortized issuance costs and $0 and $1 discount, respectively)	611	595
4.40%, senior notes, due 2046 (net of $3 and $3 unamortized issuance costs and $2 and $2 discount, respectively)	295	295
Tranche A Term Loan, due 2021 (net of $1 and $2 unamortized issuance costs, respectively)	394	396
Capital leases and other	80	42
Total debt	4,223	4,149
Less: current portion	(60)	(17)
Long-term debt	$4,163	$4,132
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
The Tranche A Term Loan and the Revolving Credit Facility mature on August 17, 2021. Beginning in the fourth quarter of 2017, Aptiv was obligated to begin making quarterly principal payments throughout the term of the Tranche A Term Loan, according to the amortization schedule in the Credit Agreement. The Credit Agreement also contains an accordion feature that permits Aptiv to increase, from time to time, the aggregate borrowing capacity under the Credit Agreement by up to an additional $1 billion (or a greater amount based upon a formula set forth in the Credit Agreement) upon Aptiv's request, the agreement of the lenders participating in the increase, and the approval of the Administrative Agent and existing lenders.
As of March 31, 2018, there were no amounts drawn on the Revolving Credit Facility and approximately $7 million in letters of credit issued under the Credit Agreement. Letters of credit issued under the Credit Agreement reduce availability under the Revolving Credit Facility.
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

	March 31, 2018		December 31, 2017
	LIBOR plus	ABR plus	LIBOR plus	ABR plus
Revolving Credit Facility	1.10%	0.10%	1.10%	0.10%
Tranche A Term Loan	1.25%	0.25%	1.25%	0.25%
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
The interest rate period with respect to LIBOR interest rate options can be set at one-, two-, three-, or six-months as selected by Aptiv in accordance with the terms of the Credit Agreement (or other period as may be agreed by the applicable lenders). Aptiv may elect to change the selected interest rate option in accordance with the provisions of the Credit Agreement. As of March 31, 2018, Aptiv selected the one-month LIBOR interest rate option on the Tranche A Term Loan, and the rate effective as of March 31, 2018, as detailed in the table below, was based on the Company's current credit rating and the Applicable Rate for the Credit Agreement:

		Borrowings as of
		March 31, 2018	Rate effective as of
	Applicable Rate	(in millions)	March 31, 2018
Tranche A Term Loan	LIBOR plus 1.25%	$395	3.06%
Borrowings under the Credit Agreement are prepayable at Aptiv's option without premium or penalty.
The Credit Agreement contains certain covenants that limit, among other things, the Company’s (and the Company’s subsidiaries’) ability to incur certain additional indebtedness or liens or to dispose of substantially all of its assets. In addition, the Credit Agreement requires that the Company maintain a consolidated leverage ratio (the ratio of Consolidated Total Indebtedness to Consolidated EBITDA, each as defined in the Credit Agreement) of less than 3.50 to 1.0. The Credit Agreement also contains events of default customary for financings of this type. The Company was in compliance with the Credit Agreement covenants as of March 31, 2018.
As of March 31, 2018, all obligations under the Credit Agreement were borrowed by Delphi Corporation and jointly and severally guaranteed by its direct and indirect parent companies, subject to certain exceptions set forth in the Credit Agreement. Refer to Note 19. Supplemental Guarantor and Non-Guarantor Condensed Consolidating Financial Statements for additional information.
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
On March 10, 2015, Aptiv PLC issued €700 million in aggregate principal amount of 1.50% Euro-denominated senior unsecured notes due 2025 (the “2015 Euro-denominated Senior Notes”) in a transaction registered under the Securities Act. The 2015 Euro-denominated Senior Notes were priced at 99.54% of par, resulting in a yield to maturity of 1.55%. The proceeds were primarily utilized to redeem $500 million of 6.125% senior unsecured notes due 2021, and to fund growth initiatives, such as acquisitions, and share repurchases. Aptiv incurred approximately $5 million of issuance costs in connection with the 2015 Euro-denominated Senior Notes. Interest is payable annually on March 10. The Company has designated the 2015 Euro-denominated Senior Notes as a net investment hedge of the foreign currency exposure of its investments in certain Euro-denominated wholly-owned subsidiaries. Refer to Note 14. Derivatives and Hedging Activities for further information.
On November 19, 2015, Aptiv PLC issued $1.3 billion in aggregate principal amount of senior unsecured notes in a transaction registered under the Securities Act, comprised of $650 million of 3.15% senior unsecured notes due 2020 (the "3.15% Senior Notes") and $650 million of 4.25% senior unsecured notes due 2026 (the "4.25% Senior Notes") (collectively, the "2015 Senior Notes"). The 3.15% Senior Notes were priced at 99.784% of par, resulting in a yield to maturity of 3.197%, and the 4.25% Senior Notes were priced at 99.942% of par, resulting in a yield to maturity of 4.256%. The proceeds were primarily utilized to fund a portion of the cash consideration for the acquisition of HellermannTyton PLC and for general corporate purposes, including the payment of fees and expenses associated with the HellermannTyton PLC acquisition and the related financing transaction. Aptiv incurred approximately $8 million of issuance costs in connection with the 2015 Senior Notes. Interest on the 3.15% Senior Notes is payable semi-annually on May 19 and November 19 of each year to holders of record at the close of business on May 4 or November 4 immediately preceding the interest payment date. Interest on the 4.25% Senior Notes is payable semi-annually on January 15 and July 15 of each year to holders of record at the close of business on January 1 or July 1 immediately preceding the interest payment date.

On September 15, 2016, Aptiv PLC issued €500 million in aggregate principal amount of 1.60% Euro-denominated senior unsecured notes due 2028 (the “2016 Euro-denominated Senior Notes”) in a transaction registered under the Securities Act. The 2016 Euro-denominated Senior Notes were priced at 99.881% of par, resulting in a yield to maturity of 1.611%. The proceeds, together with proceeds from the 2016 Senior Notes described below, were utilized to redeem the $800 million of 5.00% senior unsecured notes due 2023. Aptiv incurred approximately $4 million of issuance costs in connection with the 2016 Euro-denominated Senior Notes. Interest is payable annually on September 15. The Company has designated the 2016 Euro-denominated Senior Notes as a net investment hedge of the foreign currency exposure of its investments in certain Euro-denominated wholly-owned subsidiaries. Refer to Note 14. Derivatives and Hedging Activities for further information.
On September 20, 2016, Aptiv PLC issued $300 million in aggregate principal amount of 4.40% senior unsecured notes due 2046 (the “2016 Senior Notes”) in a transaction registered under the Securities Act. The 2016 Senior Notes were priced at 99.454% of par, resulting in a yield to maturity of 4.433%. The proceeds, together with proceeds from the 2016 Euro-denominated Senior Notes, were utilized to redeem the $800 million of 5.00% senior unsecured notes due 2023. Aptiv incurred approximately $3 million of issuance costs in connection with the 2016 Senior Notes. Interest is payable semi-annually on April 1 and October 1 of each year to holders of record at the close of business on March 15 or September 15 immediately preceding the interest payment date.
Although the specific terms of each indenture governing each series of senior notes vary, the indentures contain certain restrictive covenants, including with respect to Aptiv's (and Aptiv's subsidiaries) ability to incur liens, enter into sale and leaseback transactions and merge with or into other entities. As of March 31, 2018, the Company was in compliance with the provisions of all series of the outstanding senior notes.
The 2014 Senior Notes were issued by Delphi Corporation. The 2014 Senior Notes are fully and unconditionally guaranteed, jointly and severally, by Aptiv PLC and by certain of Aptiv PLC's direct and indirect subsidiaries which are directly or indirectly 100% owned by Aptiv PLC, subject to customary release provisions (other than in the case of Aptiv PLC). The 2015 Euro-denominated Senior Notes, 2015 Senior Notes, 2016 Euro-denominated Senior Notes and 2016 Senior Notes issued by Aptiv PLC are fully and unconditionally guaranteed, jointly and severally, by certain of Aptiv PLC's direct and indirect subsidiaries (including Delphi Corporation), which are directly or indirectly 100% owned by Aptiv PLC, subject to customary release provisions. Refer to Note 19. Supplemental Guarantor and Non-Guarantor Condensed Consolidating Financial Statements for additional information.
Other Financing
Receivable factoring—Aptiv maintains a €300 million European accounts receivable factoring facility that is available on a committed basis. This facility is accounted for as short-term debt and borrowings are subject to the availability of eligible accounts receivable. Collateral is not required related to these trade accounts receivable. This program renews on a non-committed, indefinite basis unless terminated by either party. Borrowings bear interest at Euro Interbank Offered Rate ("EURIBOR") plus 0.42% for borrowings denominated in Euros. No amounts were outstanding on the European accounts receivable factoring facility as of March 31, 2018 or December 31, 2017.
Capital leases and other—As of March 31, 2018 and December 31, 2017, approximately $80 million and $42 million, respectively, of other debt primarily issued by certain non-U.S. subsidiaries and capital lease obligations was outstanding.
Interest—Cash paid for interest related to debt outstanding totaled $45 million and $43 million for the three months ended March 31, 2018 and 2017, respectively.

9. PENSION BENEFITS
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

The amounts shown below reflect the defined benefit pension expense for the three months ended March 31, 2018 and 2017:

	Non-U.S. Plans		U.S. Plans

	Three Months Ended March 31,
	2018	2017	2018	2017

	(in millions)
Service cost	$5	$4	$—	$—
Interest cost	7	7	—	—
Expected return on plan assets	(6)	(6)	—	—
Curtailment loss	1	—	—	—
Amortization of actuarial losses	4	3	—	—
Net periodic benefit cost	$11	$8	$—	$—
Other postretirement benefit obligations were approximately $4 million and $4 million at March 31, 2018 and December 31, 2017, respectively.

10. COMMITMENTS AND CONTINGENCIES
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
Unsecured Creditors Litigation
Aptiv was subject to ongoing litigation related to general unsecured claims against the former Delphi Corporation, now known as DPHH, resulting from that entity's 2005 bankruptcy filing. The Fourth Amended and Restated Limited Liability Partnership Agreement of Delphi Automotive LLP (the “Fourth LLP Agreement”) was entered into on July 12, 2011 by the members of Delphi Automotive LLP in order to position the Company for its initial public offering. Under the terms of the Fourth LLP Agreement, if cumulative distributions to the members of Delphi Automotive LLP under certain provisions of the Fourth LLP Agreement exceed $7.2 billion, Aptiv, as disbursing agent on behalf of DPHH, is required to pay to the holders of allowed general unsecured claims against DPHH $32.50 for every $67.50 in excess of $7.2 billion distributed to the members, up to a maximum amount of $300 million. On January 12, 2017, the United States Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court") granted summary judgment in favor of the unsecured creditors and thus the $300 million maximum distribution for general unsecured claims was triggered. In connection with the January 2017 ruling, the Company recorded a reserve of $300 million in the fourth quarter of 2016. In March 2017, the Bankruptcy Court issued a ruling on the application of pre-judgment interest owed on the amount of the distribution to be made to the holders of general unsecured claims. Pursuant to this ruling, Aptiv recorded an additional reserve of $27 million during the three months ended March 31, 2017.
During the second quarter of 2017, Aptiv and the plaintiffs reached an agreement to settle this matter for $310 million, which was subsequently approved by the Bankruptcy Court. In July 2017, the Company paid the $310 million settlement pursuant to the terms of the settlement agreement.
Brazil Matters
Aptiv conducts business operations in Brazil that are subject to the Brazilian federal labor, social security, environmental, tax and customs laws, as well as a variety of state and local laws. While Aptiv believes it complies with such laws, they are complex, subject to varying interpretations, and the Company is often engaged in litigation with government agencies regarding the application of these laws to particular circumstances. As of March 31, 2018, the majority of claims asserted against Aptiv in Brazil relate to such litigation. The remaining claims in Brazil relate to commercial and labor litigation with private parties. As of March 31, 2018, claims totaling approximately $180 million (using March 31, 2018 foreign currency rates) have been asserted against Aptiv in Brazil. As of March 31, 2018, the Company maintains accruals for these asserted claims of $25 million (using March 31, 2018 foreign currency rates). The amounts accrued represent claims that are deemed probable of loss and are reasonably estimable based on the Company’s analyses and assessment of the asserted claims and prior experience with similar matters. While the Company believes its accruals are adequate, the final amounts required to resolve these matters could differ materially from the Company’s recorded estimates and Aptiv’s results of operations could be materially affected. The Company estimates the reasonably possible loss in excess of the amounts accrued related to these claims to be zero to $155 million.
Environmental Matters
Aptiv is subject to the requirements of U.S. federal, state, local and non-U.S. environmental and safety and health laws and regulations. As of March 31, 2018 and December 31, 2017, the undiscounted reserve for environmental investigation and remediation was approximately $5 million (of which $1 million was recorded in accrued liabilities and $4 million was recorded in other long-term liabilities) and $4 million (which was recorded in other long-term liabilities), respectively. Aptiv cannot ensure that environmental requirements will not change or become more stringent over time or that its eventual environmental remediation costs and liabilities will not exceed the amount of its current reserves. In the event that such liabilities were to significantly exceed the amounts recorded, Aptiv’s results of operations could be materially affected. At March 31, 2018, the difference between the recorded liabilities and the reasonably possible range of potential loss was not material.

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
The Company's income tax expense and effective tax rate for the three months ended March 31, 2018 and 2017 were as follows:

	Three Months Ended March 31,
	2018	2017

	(dollars in millions)
Income tax expense	$59	$19
Effective tax rate	16%	8%
The Company’s tax rate is affected by the fact that its parent entity was a U.K. resident taxpayer through March 31, 2018, the tax rates in the U.K. and other jurisdictions in which the Company operates, the relative amount of income earned by jurisdiction and the relative amount of losses or income for which no tax benefit or expense was recognized due to a valuation allowance. The Company’s effective tax rate was impacted by unfavorable changes in geographic income mix in 2018 as compared to 2017, primarily due to changes in the underlying business operations and the receipt of certain tax incentives and holidays that reduced the effective tax rate for certain subsidiaries below the statutory rate during the three months ended March 31, 2017.
The Company’s effective tax rate for the three months ended March 31, 2018 also includes net discrete tax benefits of $1 million, primarily related to changes in reserves, offset by provision to return adjustments. The effective tax rate for the three months ended March 31, 2017 includes net discrete tax benefits of $8 million, primarily related to provision to return adjustments.
The Tax Cuts and Jobs Act (the "Tax Legislation") was enacted in the United States on December 22, 2017, significantly revising the U.S. corporate income tax by, among other things, lowering corporate income tax rates and imposing a one-time repatriation tax on deemed repatriated earnings of foreign subsidiaries. Pursuant to ASU 2018-05, Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118, the Company recognized the provisional effects of the enactment of the Tax Legislation of approximately $50 million during the year ended December 31, 2017 for which measurement could be reasonably estimated. The impact was primarily the result of increased tax expense due to the one-time deemed repatriation tax and a reduction of our foreign tax credit, partially offset by the favorable impact of the reduced tax rate on the Company’s net deferred tax liabilities. Pursuant to ASU 2018-05, adjustments to the provisional amounts recorded by the Company as of December 31, 2017 that are identified within a subsequent measurement period of up to one year from the enactment date will be included as an adjustment to tax expense from continuing operations in the period the amounts are determined. To-date in 2018, the U.S. Treasury Department and the Internal Revenue Service ("IRS") have issued additional guidance, particularly with respect to computing the transition tax on the untaxed foreign earnings of foreign subsidiaries. As the Company has not yet fully completed its analysis of this recent guidance, no adjustments have been made during the three months ended March 31, 2018 to the provisional amounts previously recorded. The Company continues to refine its assessment through further analysis of certain aspects of the Tax Legislation and the recently issued guidance. Accordingly, the ultimate impact of the Tax Legislation may differ from these estimates due to its continued analysis or further regulatory guidance that may be issued.
Aptiv PLC was a U.K. resident taxpayer, and became an Irish resident taxpayer in April 2018. As the Company is not a domestic corporation for U.S. federal income tax purposes, it is not subject to U.S. tax on remitted foreign earnings. Aptiv PLC was generally not subject to U.K. tax on the repatriation of foreign earnings and, as a result of its capital structure, believes it will also not be subject to Irish tax subsequent to becoming an Irish resident taxpayer.
Cash paid or withheld for income taxes was $52 million and $63 million for the three months ended March 31, 2018 and 2017 respectively.

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

Weighted Average Shares
The following table illustrates net income per share attributable to Aptiv and the weighted average shares outstanding used in calculating basic and diluted income per share:

	Three Months Ended March 31,
	2018	2017

	(in millions, except per share data)
Numerator:
Income from continuing operations	$307	$220
Income from discontinued operations	—	115
Net income attributable to Aptiv	$307	$335
Denominator:
Weighted average ordinary shares outstanding, basic	265.69	269.20
Dilutive shares related to restricted stock units ("RSUs")	0.75	0.34
Weighted average ordinary shares outstanding, including dilutive shares	266.44	269.54

Basic net income per share:
Continuing operations	$1.16	$0.82
Discontinued operations	—	0.42
Basic net income per share attributable to Aptiv	$1.16	$1.24
Diluted net income per share:
Continuing operations	$1.15	$0.82
Discontinued operations	—	0.42
Diluted net income per share attributable to Aptiv	$1.15	$1.24
Anti-dilutive securities share impact	—	—
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
A summary of the ordinary shares repurchased during the three months ended March 31, 2018 and 2017 is as follows:

	Three Months Ended March 31,
	2018	2017
Total number of shares repurchased	1,676,144	2,555,703
Average price paid per share	$89.17	$75.52
Total (in millions)	$149	$193
As of March 31, 2018, approximately $840 million of share repurchases remained available under the April 2016 share repurchase program. All repurchased shares were retired, and are reflected as a reduction of ordinary share capital for the par value of the shares, with the excess applied as reductions to additional paid-in-capital and retained earnings.

Dividends
The Company has declared and paid cash dividends per ordinary share during the periods presented as follows:

	Dividend	Amount
	Per Share	(in millions)
2018:
First quarter	$0.22	$59
Total	$0.22	$59
2017:
Fourth quarter	$0.29	$77
Third quarter	0.29	77
Second quarter	0.29	78
First quarter	0.29	78
Total	$1.16	$310
In addition, in April 2018, the Board of Directors declared a regular quarterly cash dividend of $0.22 per ordinary share, payable May 23, 2018 to shareholders of record at the close of business on May 9, 2018.
Other
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

13. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The changes in accumulated other comprehensive income (loss) attributable to Aptiv (net of tax) for the three months ended March 31, 2018 and 2017 are shown below. Prior period other comprehensive income includes activity relating to discontinued operations.

	Three Months Ended March 31,
	2018	2017

	(in millions)
Foreign currency translation adjustments:
Balance at beginning of period	$(369)	$(799)
Aggregate adjustment for the period (1)	57	85
Balance at end of period	(312)	(714)

Gains (losses) on derivatives:
Balance at beginning of period	4	(11)
Other comprehensive income before reclassifications (net tax effect of $4 and $15)	(18)	26
Reclassification to income (net tax effect of $1 and $9)	(5)	13
Balance at end of period	(19)	28

Pension and postretirement plans:
Balance at beginning of period	(106)	(405)
Other comprehensive income before reclassifications (net tax effect of $1 and $3)	(3)	(3)
Reclassification to income (net tax effect of $0 and $2)	4	7
Balance at end of period	(105)	(401)

Accumulated other comprehensive loss, end of period	$(436)	$(1,087)

(1)
Includes losses of $37 million and $30 million for the three months ended March 31, 2018 and 2017, respectively, related to non-derivative net investment hedges, principally offset by the foreign currency impact of intra-entity loans that are of a long-term investment nature in each period. Refer to Note 14. Derivatives and Hedging Activities for further description of these hedges.

Reclassifications from accumulated other comprehensive income (loss) to income for the three months ended March 31, 2018 and 2017 were as follows:

Reclassification Out of Accumulated Other Comprehensive Income (Loss)
Details About Accumulated Other Comprehensive Income Components	Three Months Ended March 31,		Affected Line Item in the Statement of Operations
	2018	2017

	(in millions)
Gains (losses) on derivatives:
Commodity derivatives	$9	$1	Cost of sales
Foreign currency derivatives	(5)	(23)	Cost of sales
	4	(22)	Income before income taxes
	1	9	Income tax expense
	5	(13)	Net income
	—	—	Net income attributable to noncontrolling interest
	$5	$(13)	Net income attributable to Aptiv

Pension and postretirement plans:
Actuarial losses	$(4)	$(9)	Other income (expense), net (1)
	(4)	(9)	Income before income taxes
	—	2	Income tax expense
	(4)	(7)	Net income
	—	—	Net income attributable to noncontrolling interest
	$(4)	$(7)	Net income attributable to Aptiv

Total reclassifications for the period	$1	$(20)

(1)	These accumulated other comprehensive loss components are included in the computation of net periodic pension cost (see Note 9. Pension Benefits for additional details).

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

As of March 31, 2018, the Company had the following outstanding notional amounts related to commodity and foreign currency forward and option contracts designated as cash flow hedges that were entered into to hedge forecasted exposures:

Commodity	Quantity Hedged	Unit of Measure	Notional Amount (Approximate USD Equivalent)

	(in thousands)		(in millions)
Copper	74,845	pounds	$230

Foreign Currency	Quantity Hedged	Unit of Measure	Notional Amount (Approximate USD Equivalent)

	(in millions)
Mexican Peso	12,078	MXN	$660
Chinese Yuan Renminbi	2,192	RMB	350
Polish Zloty	321	PLN	95
New Turkish Lira	145	TRY	35
The Company had additional foreign currency forward contracts designated as cash flow hedges with notional amounts that individually amounted to less than $10 million. As of March 31, 2018, Aptiv has entered into derivative instruments to hedge cash flows extending out to March 2020.
Gains and losses on derivatives qualifying as cash flow hedges are recorded in other comprehensive income ("OCI"), to the extent that hedges are effective, until the underlying transactions are recognized in earnings. Unrealized amounts in accumulated OCI will fluctuate based on changes in the fair value of hedge derivative contracts at each reporting period. Net gains on cash flow hedges included in accumulated OCI as of March 31, 2018 were $3 million ($13 million, net of tax), which are expected to be included in cost of sales within the next 12 months. Cash flow hedges are discontinued when Aptiv determines it is no longer probable that the originally forecasted transactions will occur. The amount included in cost of sales related to hedge ineffectiveness was insignificant for the three months ended March 31, 2018 and 2017. Cash flows from derivatives used to manage commodity and foreign exchange risks are classified as operating activities within the consolidated statement of cash flows.
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
Since the first quarter of 2016, the Company has entered into a series of forward contracts, each of which have been designated as net investment hedges of the foreign currency exposure of the Company's investments in certain Chinese Yuan Renminbi ("RMB")-denominated subsidiaries. In December 2016, the Company entered into a forward contract with a notional amount of 1.8 billion RMB (approximately $265 million, using December 31, 2016 foreign currency rates), which matured in June 2017, and the Company paid $12 million at settlement. In June 2017, the Company entered into a forward contract with a notional amount of 2.4 billion RMB (approximately $345 million, using June 30, 2017 foreign currency rates), which matured in December 2017, and the Company paid $16 million at settlement. In December 2017, the Company entered into a forward contract with a notional amount of 1.9 billion RMB (approximately $290 million, using December 31, 2017 foreign currency rates), which matures in June 2018. Refer to the tables below for details of the fair value recorded in the consolidated balance sheet and the effects recorded in the consolidated statement of operations and consolidated statement of comprehensive income related to these derivative instruments.
The Company has designated the €700 million 2015 Euro-denominated Senior Notes and the €500 million 2016 Euro-denominated Senior Notes, as more fully described in Note 8. Debt, as net investment hedges of the foreign currency exposure of its investments in certain Euro-denominated subsidiaries. Due to changes in the value of the Euro-denominated debt instruments designated as net investment hedges, during the three months ended March 31, 2018 and 2017, $37 million and

$30 million, respectively, of losses were recognized within the cumulative translation adjustment component of OCI. Cumulative losses included in accumulated OCI on these net investment hedges were $154 million as of March 31, 2018 and $117 million as of December 31, 2017. There were no amounts reclassified or recognized for ineffectiveness during the three months ended March 31, 2018 or 2017.
Derivatives Not Designated as Hedges
In certain occasions the Company enters into certain foreign currency and commodity contracts that are not designated as hedges. When hedge accounting is not applied to derivative contracts, gains and losses are recorded to other income (expense), net and cost of sales in the consolidated statement of operations.
As more fully disclosed in Note 17. Acquisitions and Divestitures, on February 28, 2018, Aptiv agreed to acquire KUM. In conjunction with the proposed acquisition, in March 2018, the Company entered into forward contracts, requiring no initial net investment, with notional amounts totaling 559 billion South Korean Won ("KRW") (approximately $520 million using March 1, 2018 foreign currency rates) to hedge portions of the currency risk associated with the cash payment for the acquisition. Pursuant to the requirements of ASC 815, Derivatives and Hedging, the forwards do not qualify as hedges for accounting purposes, and therefore, changes in the fair value of the forwards are recognized in other income (expense), net. The forwards expire in the third quarter of 2018. During the three months ended March 31, 2018, the change in fair value resulted in a pre-tax gain of $11 million included within other income (expense), net in the consolidated statement of operations.
Fair Value of Derivative Instruments in the Balance Sheet
The fair value of derivative financial instruments recorded in the consolidated balance sheets as of March 31, 2018 and December 31, 2017 are as follows:

	Asset Derivatives		Liability Derivatives		Net Amounts of Assets and (Liabilities) Presented in the Balance Sheet
	Balance Sheet Location	March 31, 2018	Balance Sheet Location	March 31, 2018	March 31, 2018

	(in millions)
Derivatives designated as cash flow hedges:
Commodity derivatives	Other current assets	$9	Accrued liabilities	$—
Foreign currency derivatives*	Other current assets	22	Other current assets	8	$14
Foreign currency derivatives*	Accrued liabilities	3	Accrued liabilities	15	(12)
Foreign currency derivatives*	Other long-term assets	2	Other long-term assets	—	2
Foreign currency derivatives*	Other long-term liabilities	3	Other long-term liabilities	8	(5)
Derivatives designated as net investment hedges:
Foreign currency derivatives	Other current assets	—	Accrued liabilities	18
Total derivatives designated as hedges		$39		$49

Derivatives not designated:
Foreign currency derivatives*	Other current assets	$11	Other current assets	$—	11
Total derivatives not designated as hedges		$11		$—

	Asset Derivatives		Liability Derivatives		Net Amounts of Assets and (Liabilities) Presented in the Balance Sheet
	Balance Sheet Location	December 31, 2017	Balance Sheet Location	December 31, 2017	December 31, 2017

	(in millions)
Derivatives designated as cash flow hedges:
Commodity derivatives	Other current assets	$27	Accrued liabilities	$—
Foreign currency derivatives*	Other current assets	3	Other current assets	—	$3
Foreign currency derivatives*	Accrued liabilities	7	Accrued liabilities	17	(10)
Commodity derivatives	Other long-term assets	8	Other long-term liabilities	—
Foreign currency derivatives*	Other long-term liabilities	—	Other long-term liabilities	11	(11)
Derivatives designated as net investment hedges:
Foreign currency derivatives	Other current assets	—	Accrued liabilities	5
Total derivatives designated as hedges		$45		$33
* Derivative instruments within this category are subject to master netting arrangements and are presented on a net basis in the consolidated balance sheets in accordance with accounting guidance related to the offsetting of amounts related to certain contracts.
The fair value of Aptiv’s derivative financial instruments was in a net asset position as of March 31, 2018 and December 31, 2017.
Effect of Derivatives on the Statement of Operations and Statement of Comprehensive Income
The pre-tax effect of derivative financial instruments in the consolidated statement of operations and consolidated statement of comprehensive income for the three months ended March 31, 2018 is as follows:

Three Months Ended March 31, 2018	(Loss) Gain Recognized in OCI (Effective Portion)	Gain (Loss) Reclassified from OCI into Income (Effective Portion)	Gain Recognized in Income (Ineffective Portion Excluded from Effectiveness Testing)

	(in millions)
Derivatives designated as cash flow hedges:
Commodity derivatives	$(17)	$9	$—
Foreign currency derivatives	16	(5)	—
Derivatives designated as net investment hedges:
Foreign currency derivatives	(13)	—	—
Total	$(14)	$4	$—

Gain Recognized in Income

(in millions)
Derivatives not designated:
Foreign currency derivatives	$10
Total	$10

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
The gain or loss reclassified from OCI into income for the effective portion of designated derivative instruments and the gain or loss recognized in income for the ineffective portion of designated derivative instruments excluded from effectiveness testing were recorded to other income (expense), net and cost of sales in the consolidated statements of operations for the three months ended March 31, 2018 and 2017. The gain or loss recognized in income for non-designated derivative instruments was recorded to other income (expense), net and cost of sales in the consolidated statements of operations for the three months ended March 31, 2018 and 2017.

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
As of March 31, 2018 and December 31, 2017, Aptiv was in a net derivative asset position of $1 million and $12 million, respectively, and no significant adjustments were recorded for nonperformance risk based on the application of peer companies’ CDS rates, evaluation of our own nonperformance risk and because Aptiv’s exposures were to counterparties with investment grade credit ratings. Refer to Note 14. Derivatives and Hedging Activities for further information regarding derivatives.
Contingent consideration—As described in Note 17. Acquisitions and Divestitures, as of March 31, 2018, additional contingent consideration may be earned as a result of Aptiv's acquisition agreements for nuTonomy, Inc. ("nuTonomy"), Movimento Group ("Movimento"), Control-Tec LLC ("Control-Tec") and Ottomatika, Inc. ("Ottomatika"). The liability for contingent consideration is estimated as of the date of the acquisition and is recorded as part of the purchase price, and is subsequently re-measured to fair value at each reporting date, based on a probability-weighted discounted cash flow analysis using a rate that reflects the uncertainty surrounding the expected outcomes, which the Company believes is appropriate and representative of market participant assumptions. The measurement of the liability for contingent consideration is based on significant inputs that are not observable in the market, and is therefore classified as a Level 3 measurement in accordance with ASU Topic 820-10-35. Examples of utilized unobservable inputs are estimated future earnings of the acquired businesses and applicable discount rates. The estimate of the liability may fluctuate if there are changes in the forecast of the acquired businesses' future earnings, as a result of actual earnings levels achieved or in the discount rates used to determine the present value of contingent future cash flows. As of March 31, 2018, the range of periods in which the earn-out provisions may be achieved is from 2018 to 2020. The Company regularly reviews these assumptions and makes adjustments to the fair value measurements as required by facts and circumstances.
As of March 31, 2018 and December 31, 2017, the liability for contingent consideration was $33 million (of which $8 million was classified within other current liabilities and $25 million was classified within other long-term liabilities) and $33 million (of which $7 million was classified within other current liabilities and $26 million was classified within other long-term liabilities). Adjustments to this liability for interest accretion are recognized in interest expense, and any other changes in the fair value of this liability are recognized within other income (expense), net in the consolidated statement of operations.
The changes in the contingent consideration liability classified as a Level 3 measurement for the three months ended March 31, 2018 were as follows:

Contingent Consideration Liability

(in millions)
Fair value at beginning of period	$33
Additions	—
Payments	—
Interest accretion	—
Fair value at end of period	$33
During the three months ended March 31, 2017, the Company paid $20 million of contingent consideration based on the actual level of earnings of the acquired businesses during the contractual earn-out period.
As of March 31, 2018 and December 31, 2017, Aptiv had the following assets measured at fair value on a recurring basis:

	Total	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3

	(in millions)
As of March 31, 2018:
Commodity derivatives	$9	$—	$9	$—
Foreign currency derivatives	27	—	27	—
Total	$36	$—	$36	$—
As of December 31, 2017:
Commodity derivatives	$35	$—	$35	$—
Foreign currency derivatives	3	—	3	—
Total	$38	$—	$38	$—

As of March 31, 2018 and December 31, 2017, Aptiv had the following liabilities measured at fair value on a recurring basis:

	Total	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3

	(in millions)
As of March 31, 2018:
Foreign currency derivatives	$35	$—	$35	$—
Contingent consideration	33	—	—	33
Total	$68	$—	$35	$33
As of December 31, 2017:
Foreign currency derivatives	$26	$—	$26	$—
Contingent consideration	33	—	—	33
Total	$59	$—	$26	$33
Non-derivative financial instruments—Aptiv's non-derivative financial instruments include cash and cash equivalents, accounts and notes receivable, accounts payable, as well as debt, which consists of its accounts receivable factoring arrangement, capital leases and other debt issued by Aptiv’s non-U.S. subsidiaries, the Revolving Credit Facility, the Tranche A Term Loan and all series of outstanding senior notes. The fair value of debt is based on quoted market prices for instruments with public market data or significant other observable inputs for instruments without a quoted public market price (Level 2). As of March 31, 2018 and December 31, 2017, total debt was recorded at $4,223 million and $4,149 million, respectively, and had estimated fair values of $4,272 million and $4,289 million, respectively. For all other financial instruments recorded at March 31, 2018 and December 31, 2017, fair value approximates book value.
Fair Value Measurements on a Nonrecurring Basis
In addition to items that are measured at fair value on a recurring basis, Aptiv also has items in its balance sheet that are measured at fair value on a nonrecurring basis. As these items are not measured at fair value on a recurring basis, they are not included in the tables above. Nonfinancial assets and liabilities that are measured at fair value on a nonrecurring basis include certain long-lived assets, equity investments, intangible assets, asset retirement obligations, share-based compensation and liabilities for exit or disposal activities measured at fair value upon initial recognition. During the three months ended March 31, 2018, Aptiv recorded no non-cash asset impairment charges. During the three months ended March 31, 2017, Aptiv recorded non-cash asset impairment charges totaling $1 million within cost of sales related to declines in the fair values of certain fixed assets. Fair value of long-lived assets is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved and a review of appraisals. As such, Aptiv has determined that the fair value measurements of long-lived assets fall in Level 3 of the fair value hierarchy.

16. OTHER INCOME, NET
Other income (expense), net included:

	Three Months Ended March 31,
	2018	2017

	(in millions)
Interest income	$5	$1
Components of net periodic benefit cost other than service cost (Note 9)	(6)	(4)
Reserve for Unsecured Creditors litigation	—	(27)
Benefits (costs) associated with acquisitions	11	—
Other, net	20	7
Other income (expense), net	$30	$(23)

As further discussed in Note 14. Derivatives and Hedging Activities, during the three months ended March 31, 2018, the Company recorded a gain of $11 million on forward contracts entered into in order to hedge portions of the currency risk associated with the cash payment for the proposed acquisition of KUM, which is reflected within Benefits (costs) associated with acquisitions in the above table. Also, as further discussed in Note 21. Discontinued Operations, during the three months ended March 31, 2018, Aptiv recorded $3 million for certain fees earned pursuant to the transition services agreement in connection with the Separation of the Company's former Powertrain Systems segment.
As further discussed in Note 10. Commitments and Contingencies, during the three months ended March 31, 2017, Aptiv recorded an incremental reserve of $27 million as a result of a ruling in the Unsecured Creditors litigation related to pre-judgment interest, which was in addition to the Company's previously recorded reserve of $300 million to other expense during the year ended December 31, 2016 related to this matter.

17. ACQUISITIONS AND DIVESTITURES
Acquisition of KUM LLC
On February 28, 2018, Aptiv agreed to acquire KUM LLC ("KUM"), a specialized manufacturer of connectors for the automotive industry, for total consideration of approximately $500 million. The acquisition is subject to the satisfaction of customary closing conditions and the receipt of regulatory and other approvals, and is expected to close mid-2018. The Company intends to acquire KUM utilizing cash on hand. Upon completion, KUM will become part of the Signal and Power Solutions segment.
Acquisition of nuTonomy, Inc.
On November 21, 2017, Aptiv acquired 100% of the equity interests of nuTonomy, Inc. ("nuTonomy"), a leading provider of autonomous driving software and technology, for total consideration of up to $454 million. Of the total consideration, $284 million of the purchase price is payable at closing, subject to certain post-closing adjustments. An additional $109 million of the purchase price will vest to certain selling shareholders in annual installments over a three-year period from the acquisition date, subject to such shareholders' compliance with certain employment conditions. Of the $109 million, approximately $7 million is payable after one year and approximately $51 million is payable after each of the second and third years following the acquisition date. These remaining installments will be recorded as a component of cost of sales ratably over the respective installment period.
Additionally, the total consideration includes a cash payment of up to $54 million contingent upon the achievement of certain performance metrics over a future three-year period. The range of the undiscounted amounts the Company could be required to pay under this arrangement is between $0 and $54 million. As of the closing date of the acquisition, the contingent consideration was assigned a fair value of approximately $24 million. Refer to Note 15. Fair Value of Financial Instruments for additional information regarding the measurement of the contingent consideration liability. The results of operations of nuTonomy are reported within the Advanced Safety and User Experience segment from the date of acquisition. The Company acquired nuTonomy utilizing cash on hand.
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
The acquisition was accounted for as a business combination, with the total purchase price allocated on a preliminary basis using information available, in the first quarter of 2017. The purchase price and related allocation were finalized in the first quarter of 2018, and resulted in no adjustments from the amounts previously disclosed. The purchase price and related allocation to the acquired net assets of Movimento based on their estimated fair values is shown below (in millions):
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
Technology Investments
The Company has made technology investments in certain non-consolidated affiliates for ownership interests of less than 20%, which are accounted for in accordance with ASU 2016-01, as described in Note 2. Significant Accounting Policies.
During the first quarter of 2017, the Company's Advanced Safety and User Experience segment made a $15 million investment in Otonomo Technologies Ltd., the developer of a connected car data marketplace.

As of March 31, 2018, the Company had the following technology investments, which are classified within other long-term assets in the consolidated balance sheet:

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
			$56

18. SHARE-BASED COMPENSATION
Long Term Incentive Plan
The Aptiv PLC Long-Term Incentive Plan, as amended and restated effective April 23, 2015 (the “PLC LTIP”), allows for the grant of awards of up to 25,665,448 ordinary shares for long-term compensation. The PLC LTIP is designed to align the interests of management and shareholders. The awards can be in the form of shares, options, stock appreciation rights, restricted stock, restricted stock units ("RSUs"), performance awards, and other share-based awards to the employees, directors, consultants and advisors of the Company. The Company has awarded annual long-term grants of RSUs under the PLC LTIP in each year from 2012 to 2018 in order to align management compensation with Aptiv's overall business strategy. The Company has competitive and market-appropriate ownership requirements. All of the RSUs granted under the PLC LTIP are eligible to receive dividend equivalents for any dividend paid from the grant date through the vesting date. Dividend equivalents are generally paid out in ordinary shares upon vesting of the underlying RSUs. Historical amounts disclosed within this note include amounts attributable to the Company's discontinued operations, unless otherwise noted, and for activity prior to December 4, 2017 represent awards based on shares of Delphi Automotive PLC.
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
Board of Director Awards
On April 28, 2016, Aptiv granted 27,238 RSUs to the Board of Directors at a grant date fair value of approximately $2 million. The grant date fair value was determined based on the closing price of the Company's ordinary shares on April 28, 2016. The RSUs vested on April 26, 2017, and 26,580 ordinary shares, which included shares issued in connection with dividend equivalents, were issued to members of the Board of Directors at a fair value of approximately $2 million. 3,472 ordinary shares were withheld to cover the minimum withholding taxes.
On April 27, 2017, Aptiv granted 26,782 RSUs to the Board of Directors at a grant date fair value of approximately $2 million. The grant date fair value was determined based on the closing price of the Company's ordinary shares on April 27, 2017. The RSUs vested on April 25, 2018, and 24,642 ordinary shares, which included shares issued in connection with dividend equivalents, were issued to members of the Board of Directors at a fair value of approximately $2 million. 2,649 ordinary shares were withheld to cover the minimum withholding taxes.
On April 26, 2018, Aptiv granted 22,676 RSUs to the Board of Directors at a grant date fair value of approximately $2 million. The grant date fair value was determined based on the closing price of the Company's ordinary shares on April 26, 2018. The RSUs will vest on April 24, 2019, the day before the 2019 annual meeting of shareholders.

Executive Awards
Aptiv has made annual grants of RSUs to its executives in February of each year beginning in 2012. These awards include a time-based vesting portion and a performance-based vesting portion, as well as continuity awards in certain years. The time-based RSUs, which make up 25% of the awards for Aptiv’s officers and 50% for Aptiv’s other executives, vest ratably over three years beginning on the first anniversary of the grant date. The performance-based RSUs, which make up 75% of the awards for Aptiv’s officers and 50% for Aptiv's other executives, vest at the completion of a three-year performance period if certain targets are met. Each executive will receive between 0% and 200% of his or her target performance-based award based on the Company’s performance against established company-wide performance metrics, which are:

Metric	2016 - 2018 Grants	2014 - 2015 Grants
Average return on net assets (1)	50%	50%
Cumulative net income	25%	N/A
Cumulative earnings per share (2)	N/A	30%
Relative total shareholder return (3)	25%	20%

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

The details of the executive grants were as follows:

Grant Date	RSUs Granted	Grant Date Fair Value	Time-Based Award Vesting Dates	Performance-Based Award Vesting Date

	(in millions)
February 2014	0.78	$53	Annually on anniversary of grant date, 2015 - 2017	December 31, 2016
February 2015	0.90	76	Annually on anniversary of grant date, 2016 - 2018	December 31, 2017
February 2016	0.71	48	Annually on anniversary of grant date, 2017 - 2019	December 31, 2018
February 2017	0.80	63	Annually on anniversary of grant date, 2018 - 2020	December 31, 2019
February 2018	0.63	61	Annually on anniversary of grant date, 2019 - 2021	December 31, 2020
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
In February 2018, under the time-based vesting terms of the 2015, 2016 and 2017 grants, 285,344 ordinary shares were issued to Aptiv executives at a fair value of approximately $26 million, of which 102,045 ordinary shares were withheld to cover minimum withholding taxes. The performance-based RSUs associated with the 2015 grant vested at the completion of a three-year performance period on December 31, 2017, and in the first quarter of 2018, 640,239 ordinary shares were issued to executives at a fair value of approximately $59 million, of which 240,483 ordinary shares were withheld to cover minimum withholding taxes.

A summary of RSU activity, including award grants, vesting and forfeitures is provided below:

	RSUs	Weighted Average Grant Date Fair Value
	(in thousands)
Nonvested, January 1, 2018	1,807	$68.66
Granted	690	96.35
Vested	(279)	64.18
Forfeited	(45)	66.70
Nonvested, March 31, 2018	2,173	78.00
Aptiv recognized compensation expense from continuing operations of $13 million ($12 million, net of tax) and $13 million ($11 million, net of tax) based on the Company’s best estimate of ultimate performance against the respective targets during the three months ended March 31, 2018 and 2017, respectively. Aptiv will continue to recognize compensation expense, based on the grant date fair value of the awards applied to the Company’s best estimate of ultimate performance against the respective targets, over the requisite vesting periods of the awards. Based on the grant date fair value of the awards and the Company’s best estimate of ultimate performance against the respective targets as of March 31, 2018, unrecognized compensation expense on a pre-tax basis of approximately $120 million is anticipated to be recognized over a weighted average period of approximately 2 years. For the three months ended March 31, 2018 and 2017, respectively, approximately $32 million and $26 million of cash was paid and reflected as a financing activity in the statements of cash flows related to the minimum statutory tax withholding for vested RSUs.

19. SUPPLEMENTAL GUARANTOR AND NON-GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
Basis of Presentation
Notes Issued by the Subsidiary Issuer
As described in Note 8. Debt, Delphi Corporation (the "Subsidiary Issuer/Guarantor"), a 100% owned subsidiary of Aptiv PLC (the "Parent"), issued the 2014 Senior Notes, which were registered under the Securities Act, and is the borrower of obligations under the Credit Agreement. The 2014 Senior Notes and obligations under the Credit Agreement are fully and unconditionally guaranteed by Aptiv PLC and certain of Aptiv PLC's direct and indirect subsidiary companies, which are directly or indirectly 100% owned by Aptiv PLC (the “Subsidiary Guarantors”), on a joint and several basis, subject to customary release provisions (other than in the case of Aptiv PLC). All other consolidated direct and indirect subsidiaries of Aptiv PLC are not subject to the guarantees (“Non-Guarantor Subsidiaries”).
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
In lieu of providing separate audited financial statements for the Guarantors, the Company has included the accompanying condensed consolidating financial statements. These condensed consolidating financial statements are presented using the equity method. Under this method, the investments in subsidiaries are recorded at cost and adjusted for the Parent’s share of the subsidiary’s cumulative results of operations, capital contributions and distributions and other equity changes. The Non-Guarantor Subsidiaries are combined in the condensed consolidating financial statements. The principal elimination entries are to eliminate the investments in subsidiaries and intercompany balances and transactions.

Statement of Operations Three Months Ended March 31, 2018

	Parent	Subsidiary Guarantors	Subsidiary Issuer/Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated

	(in millions)
Net sales	$—	$—	$—	$3,630	$—	$3,630
Operating expenses:
Cost of sales	—	—	—	2,947	—	2,947
Selling, general and administrative	(4)	—	—	263	—	259
Amortization	—	—	—	30	—	30
Restructuring	—	—	—	20	—	20
Total operating expenses	(4)	—	—	3,260	—	3,256
Operating income	4	—	—	370	—	374
Interest (expense) income	(61)	(7)	(43)	(1)	78	(34)
Other income (expense), net	—	—	—	108	(78)	30
(Loss) income from continuing operations before income taxes and equity income	(57)	(7)	(43)	477	—	370
Income tax benefit (expense)	—	—	10	(69)	—	(59)
(Loss) income from continuing operations before equity income	(57)	(7)	(33)	408	—	311
Equity in net income of affiliates	—	—	—	5	—	5
Equity in net income (loss) of subsidiaries	364	356	(8)	—	(712)	—
Income (loss) from continuing operations	307	349	(41)	413	(712)	316
Income from discontinued operations, net of tax	—	—	—	—	—	—
Net income (loss)	307	349	(41)	413	(712)	316
Net income attributable to noncontrolling interest	—	—	—	9	—	9
Net income (loss) attributable to Aptiv	$307	$349	$(41)	$404	$(712)	$307

Statement of Operations Three Months Ended March 31, 2017

	Parent	Subsidiary Guarantors	Subsidiary Issuer/Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated

	(in millions)
Net sales	$—	$—	$—	$3,143	$—	$3,143
Operating expenses:
Cost of sales	—	—	—	2,544	—	2,544
Selling, general and administrative	6	—	—	219	—	225
Amortization	—	—	—	29	—	29
Restructuring	—	—	—	52	—	52
Total operating expenses	6	—	—	2,844	—	2,850
Operating (loss) income	(6)	—	—	299	—	293
Interest (expense) income	(59)	(3)	(43)	(1)	73	(33)
Other income (expense), net	—	10	1	39	(73)	(23)
(Loss) income from continuing operations before income taxes and equity income	(65)	7	(42)	337	—	237
Income tax benefit (expense)	—	—	15	(34)	—	(19)
(Loss) income from continuing operations before equity income	(65)	7	(27)	303	—	218
Equity in net income of affiliates	—	—	—	11	—	11
Equity in net income (loss) of subsidiaries	400	377	(30)	—	(747)	—
Income (loss) from continuing operations	335	384	(57)	314	(747)	229
Income from discontinued operations, net of tax	—	—	—	123	—	123
Net income (loss)	335	384	(57)	437	(747)	352
Net income attributable to noncontrolling interest	—	—	—	17	—	17
Net income (loss) attributable to Aptiv	$335	$384	$(57)	$420	$(747)	$335

Statement of Comprehensive Income Three Months Ended March 31, 2018

	Parent	Subsidiary Guarantors	Subsidiary Issuer/Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated

	(in millions)
Net income (loss)	$307	$349	$(41)	$413	$(712)	$316
Other comprehensive (loss) income:
Currency translation adjustments	(37)	—	—	98	—	61
Net change in unrecognized loss on derivative instruments, net of tax	—	—	—	(23)	—	(23)
Employee benefit plans adjustment, net of tax	—	—	—	1	—	1
Other comprehensive (loss) income	(37)	—	—	76	—	39
Equity in other comprehensive income (loss) of subsidiaries	72	(66)	21	—	(27)	—
Comprehensive income (loss)	342	283	(20)	489	(739)	355
Comprehensive income attributable to noncontrolling interests	—	—	—	13	—	13
Comprehensive income (loss) attributable to Aptiv	$342	$283	$(20)	$476	$(739)	$342

Statement of Comprehensive Income Three Months Ended March 31, 2017

	Parent	Subsidiary Guarantors	Subsidiary Issuer/Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated

	(in millions)
Net income (loss)	$335	$384	$(57)	$437	$(747)	$352
Other comprehensive (loss) income:
Currency translation adjustments	(30)	—	—	116	—	86
Net change in unrecognized gain on derivative instruments, net of tax	—	—	—	39	—	39
Employee benefit plans adjustment, net of tax	—	—	—	4	—	4
Other comprehensive (loss) income	(30)	—	—	159	—	129
Equity in other comprehensive income (loss) of subsidiaries	158	29	48	—	(235)	—
Comprehensive income (loss)	463	413	(9)	596	(982)	481
Comprehensive income attributable to noncontrolling interests	—	—	—	18	—	18
Comprehensive income (loss) attributable to Aptiv	$463	$413	$(9)	$578	$(982)	$463

Balance Sheet as of March 31, 2018

	Parent	Subsidiary Guarantors	Subsidiary Issuer/Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated

	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$2	$—	$—	$1,343	$—	$1,345
Restricted cash	—	—	—	1	—	1
Accounts receivable, net	—	—	—	2,646	—	2,646
Intercompany receivables, current	52	15	1,707	10,211	(11,985)	—
Inventories	—	—	—	1,202	—	1,202
Other current assets	—	—	—	732	—	732
Total current assets	54	15	1,707	16,135	(11,985)	5,926
Long-term assets:
Intercompany receivables, long-term	—	—	768	1,399	(2,167)	—
Property, net	—	—	—	2,890	—	2,890
Investments in affiliates	—	—	—	101	—	101
Investments in subsidiaries	12,417	14,636	2,156	—	(29,209)	—
Intangible assets, net	—	—	—	3,184	—	3,184
Other long-term assets	65	—	7	387	—	459
Total long-term assets	12,482	14,636	2,931	7,961	(31,376)	6,634
Total assets	$12,536	$14,651	$4,638	$24,096	$(43,361)	$12,560
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$—	$—	$55	$5	$—	$60
Accounts payable	1	—	—	2,281	—	2,282
Intercompany payables, current	5,986	3,375	1,073	1,551	(11,985)	—
Accrued liabilities	27	—	3	1,336	—	1,366
Total current liabilities	6,014	3,375	1,131	5,173	(11,985)	3,708
Long-term liabilities:
Long-term debt	3,055	—	1,074	34	—	4,163
Intercompany payables, long-term	—	—	1,315	852	(2,167)	—
Pension benefit obligations	—	—	—	460	—	460
Other long-term liabilities	—	—	—	531	—	531
Total long-term liabilities	3,055	—	2,389	1,877	(2,167)	5,154
Total liabilities	9,069	3,375	3,520	7,050	(14,152)	8,862
Total Aptiv shareholders’ equity	3,467	11,276	1,118	16,815	(29,209)	3,467
Noncontrolling interest	—	—	—	231	—	231
Total shareholders’ equity	3,467	11,276	1,118	17,046	(29,209)	3,698
Total liabilities and shareholders’ equity	$12,536	$14,651	$4,638	$24,096	$(43,361)	$12,560

Balance Sheet as of December 31, 2017

	Parent	Subsidiary Guarantors	Subsidiary Issuer/Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated

	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$1	$—	$—	$1,595	$—	$1,596
Restricted cash	—	—	—	1	—	1
Accounts receivable, net	—	—	—	2,440	—	2,440
Intercompany receivables, current	50	16	82	9,867	(10,015)	—
Inventories	—	—	—	1,083	—	1,083
Other current assets	—	—	—	521	—	521
Total current assets	51	16	82	15,507	(10,015)	5,641
Long-term assets:
Intercompany receivables, long-term	—	—	768	1,366	(2,134)	—
Property, net	—	—	—	2,804	—	2,804
Investments in affiliates	—	—	—	91	—	91
Investments in subsidiaries	11,987	12,599	3,416	—	(28,002)	—
Intangible assets, net	—	—	—	3,163	—	3,163
Other long-term assets	60	—	8	402	—	470
Total long-term assets	12,047	12,599	4,192	7,826	(30,136)	6,528
Total assets	$12,098	$12,615	$4,274	$23,333	$(40,151)	$12,169
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$—	$—	$13	$4	$—	$17
Accounts payable	2	—	—	2,225	—	2,227
Intercompany payables, current	5,689	1,736	1,032	1,558	(10,015)	—
Accrued liabilities	91	—	10	1,195	—	1,296
Total current liabilities	5,782	1,736	1,055	4,982	(10,015)	3,540
Long-term liabilities:
Long-term debt	3,017	—	1,078	37	—	4,132
Intercompany payables, long-term	—	—	1,297	837	(2,134)	—
Pension benefit obligations	—	—	—	454	—	454
Other long-term liabilities	—	—	—	526	—	526
Total long-term liabilities	3,017	—	2,375	1,854	(2,134)	5,112
Total liabilities	8,799	1,736	3,430	6,836	(12,149)	8,652
Total Aptiv shareholders’ equity	3,299	10,879	844	16,279	(28,002)	3,299
Noncontrolling interest	—	—	—	218	—	218
Total shareholders’ equity	3,299	10,879	844	16,497	(28,002)	3,517
Total liabilities and shareholders’ equity	$12,098	$12,615	$4,274	$23,333	$(40,151)	$12,169

Statement of Cash Flows for the Three Months Ended March 31, 2018

	Parent	Subsidiary Guarantors	Subsidiary Issuer/Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated

	(in millions)
Net cash (used in) provided by operating activities from continuing operations	$(36)	$—	$—	$222	$—	$186
Net cash used in operating activities from discontinued operations	—	—	—	(31)	—	(31)
Net cash (used in) provided by operating activities	(36)	—	—	191	—	155
Cash flows from investing activities:
Capital expenditures	—	—	—	(243)	—	(243)
Proceeds from sale of property / investments	—	—	—	3	—	3
Deposit for acquisition of KUM	(5)	—	—	—	—	(5)
Loans to affiliates	—	—	—	(250)	250	—
Net cash (used in) provided by investing activities from continuing operations	(5)	—	—	(490)	250	(245)
Net cash provided by investing activities from discontinued operations	—	—	—	—	—	—
Net cash (used in) provided by investing activities	(5)	—	—	(490)	250	(245)
Cash flows from financing activities:
Net borrowings under other short-term debt agreements	—	—	—	35	—	35
Proceeds from borrowings from affiliates	250	—	—	—	(250)	—
Repurchase of ordinary shares	(149)	—	—	—	—	(149)
Distribution of cash dividends	(59)	—	—	—	—	(59)
Taxes withheld and paid on employees' restricted share awards	—	—	—	(32)	—	(32)
Net cash provided by (used in) financing activities	42	—	—	3	(250)	(205)
Effect of exchange rate fluctuations on cash, cash equivalents and restricted cash	—	—	—	44	—	44
Increase (decrease) in cash, cash equivalents and restricted cash	1	—	—	(252)	—	(251)
Cash, cash equivalents and restricted cash at beginning of period	1	—	—	1,596	—	1,597
Cash, cash equivalents and restricted cash at end of period	$2	$—	$—	$1,344	$—	$1,346
Cash, cash equivalents and restricted cash of discontinued operations	$—	$—	$—	$—	$—	$—
Cash, cash equivalents and restricted cash of continuing operations	$2	$—	$—	$1,344	$—	$1,346

Statement of Cash Flows for the Three Months Ended March 31, 2017

	Parent	Subsidiary Guarantors	Subsidiary Issuer/Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated

	(in millions)
Net cash (used in) provided by operating activities from continuing operations	$(26)	$—	$—	$284	$—	$258
Net cash provided by operating activities from discontinued operations	—	—	—	32	—	32
Net cash (used in) provided by operating activities	(26)	—	—	316	—	290
Cash flows from investing activities:
Capital expenditures	—	—	—	(164)	—	(164)
Cost of business acquisitions, net of cash acquired	—	—	—	(40)	—	(40)
Cost of technology investments	—	—	—	(15)	—	(15)
Loans to affiliates	—	—	—	(297)	297	—
Net cash (used in) provided by investing activities from continuing operations	—	—	—	(516)	297	(219)
Net cash used in investing activities from discontinued operations	—	—	—	(51)	—	(51)
Net cash (used in) provided by investing activities	—	—	—	(567)	297	(270)
Cash flows from financing activities:
Net repayments under other short-term debt agreements	—	—	—	(4)	—	(4)
Contingent consideration and deferred acquisition purchase price payments	—	—	—	(20)	—	(20)
Dividend payments of consolidated affiliates to minority shareholders	—	—	—	(10)	—	(10)
Proceeds from borrowings from affiliates	297	—	—	—	(297)	—
Repurchase of ordinary shares	(194)	—	—	—	—	(194)
Distribution of cash dividends	(78)	—	—	—	—	(78)
Taxes withheld and paid on employees' restricted share awards	—	—	—	(26)	—	(26)
Net cash provided by (used in) financing activities	25	—	—	(60)	(297)	(332)
Effect of exchange rate fluctuations on cash, cash equivalents and restricted cash	—	—	—	21	—	21
Decrease in cash, cash equivalents and restricted cash	(1)	—	—	(290)	—	(291)
Cash, cash equivalents and restricted cash at beginning of period	2	—	—	837	—	839
Cash, cash equivalents and restricted cash at end of period	$1	$—	$—	$547	$—	$548
Cash, cash equivalents and restricted cash of discontinued operations	$—	$—	$—	$61	$—	$61
Cash, cash equivalents and restricted cash of continuing operations	$1	$—	$—	$486	$—	$487

20. SEGMENT REPORTING
Aptiv operates its core business along the following operating segments, which are grouped on the basis of similar product, market and operating factors:

•	Signal and Power Solutions, which includes complete electrical architecture and component products.

•
Advanced Safety and User Experience, which includes component and systems integration expertise in infotainment and connectivity, body controls and security systems, displays and active and passive safety electronics, autonomous driving software and technologies, as well as advanced development of software.

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
As described in Note 21. Discontinued Operations, the Company's previously reported Powertrain Systems segment has been classified as discontinued operations for all periods presented. Certain original equipment service businesses that were previously included within the Powertrain Systems segment but which were not included in the spin-off, are reported in continuing operations and have been reclassified within the Advanced Safety and User Experience and Signal and Power Solutions segments for all periods presented. No amounts for shared general and administrative operating expense or interest expense were allocated to discontinued operations.
Included below are sales and operating data for Aptiv’s segments for the three months ended March 31, 2018 and 2017.

	Signal and Power Solutions	Advanced Safety and User Experience	Eliminations and Other (1)	Total

	(in millions)
For the Three Months Ended March 31, 2018:
Net sales	$2,617	$1,032	$(19)	$3,630
Depreciation & amortization	$119	$36	$—	$155
Adjusted operating income	$351	$76	$—	$427
Operating income	$322	$52	$—	$374
Equity income, net of tax	$5	$—	$—	$5
Net income attributable to noncontrolling interest	$9	$—	$—	$9

	Signal and Power Solutions	Advanced Safety and User Experience	Eliminations and Other (1)	Total

	(in millions)
For the Three Months Ended March 31, 2017:
Net sales	$2,342	$821	$(20)	$3,143
Depreciation & amortization	$102	$24	$—	$126
Adjusted operating income	$309	$43	$—	$352
Operating income	$291	$2	$—	$293
Equity income, net of tax	$11	$—	$—	$11
Net income attributable to noncontrolling interest	$9	$—	$—	$9

(1)	Eliminations and Other includes the elimination of inter-segment transactions.
The reconciliation of Adjusted Operating Income to Operating Income includes, as applicable, restructuring, other acquisition and portfolio project costs (which includes costs incurred to integrate acquired businesses and to plan and execute product portfolio transformation actions, including business and product acquisitions and divestitures), asset impairments, gains (losses) on business divestitures and deferred compensation related to acquisitions. The reconciliation of Adjusted Operating Income to net income attributable to Aptiv for the three months ended March 31, 2018 and 2017 are as follows:

	Signal and Power Solutions	Advanced Safety and User Experience	Eliminations and Other	Total

	(in millions)
For the Three Months Ended March 31, 2018:
Adjusted operating income	$351	$76	$—	$427
Restructuring	(18)	(2)	—	(20)
Other acquisition and portfolio project costs	(11)	(8)	—	(19)
Deferred compensation related to nuTonomy acquisition	—	(14)	—	(14)
Operating income	$322	$52	$—	374
Interest expense				(34)
Other income, net				30
Income from continuing operations before income taxes and equity income				370
Income tax expense				(59)
Equity income, net of tax				5
Income from continuing operations				316
Income from discontinued operations, net of tax				—
Net income				316
Net income attributable to noncontrolling interest				9
Net income attributable to Aptiv				$307

	Signal and Power Solutions	Advanced Safety and User Experience	Eliminations and Other	Total

	(in millions)
For the Three Months Ended March 31, 2017:
Adjusted operating income	$309	$43	$—	$352
Restructuring	(13)	(39)	—	(52)
Other acquisition and portfolio project costs	(5)	(1)	—	(6)
Asset impairments	—	(1)	—	(1)
Operating income	$291	$2	$—	293
Interest expense				(33)
Other expense, net				(23)
Income from continuing operations before income taxes and equity income				237
Income tax expense				(19)
Equity income, net of tax				11
Income from continuing operations				229
Income from discontinued operations, net of tax				123
Net income				352
Net income attributable to noncontrolling interest				17
Net income attributable to Aptiv				$335

21. DISCONTINUED OPERATIONS
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
In connection with the Separation, Aptiv and Delphi Technologies entered into various agreements to effect the Separation and to provide a framework for their relationship following the Separation, which included a Separation and Distribution agreement, a Transition Services Agreement, a Tax Matters Agreement, an Employee Matters Agreement and Contract Manufacturing Services Arrangements. The transition services primarily involve Aptiv providing certain services to Delphi Technologies related to information technology and human resource infrastructure for terms of up to 24 months following the Separation. Aptiv recorded $3 million to other income (expense), net during the three months ended March 31, 2018 for certain fees earned pursuant to the Transition Services Agreement. As part of the near-term transition related to these agreements, Aptiv has recorded certain short-term assets and liabilities within the consolidated balance sheets as of March 31, 2018 and December 31, 2017. The Company has recorded $289 million and $123 million, respectively, in other current assets related to accounts receivable from customers that it will collect on behalf of Delphi Technologies, which will be remitted to Delphi Technologies, and $267 million and $132 million, respectively, in accrued liabilities related to accounts payable to outside suppliers that it will remit on behalf of Delphi Technologies, which will be reimbursed by Delphi Technologies.
As a result of the Separation, the Company has separated its defined benefit pension and other post-employment benefit plans, and adjusted its employee share-based compensation awards. See Note 9. Pension Benefits and Note 18. Share-Based Compensation, respectively, for additional information.
As a result of the completion of the Separation on December 4, 2017, there were no assets or liabilities of the discontinued operation as of March 31, 2018 or December 31, 2017.

A reconciliation of the major classes of line items constituting pre-tax profit or loss of discontinued operations to income from discontinued operations, net of tax as presented in the consolidated statements of operations is as follows:

Three Months Ended March 31,
2017

(in millions)
Net sales	$1,149
Cost of sales	901
Selling, general and administrative	63
Amortization	4
Restructuring	10
Other income and (expense) items that are not major, net	(6)
Income from discontinued operations before income taxes and equity income	165
Income tax expense on discontinued operations	(42)
Income from discontinued operations, net of tax	123
Income from discontinued operations attributable to noncontrolling interests	8
Net income from discontinued operations attributable to Aptiv	$115
Income from discontinued operations before income taxes attributable to Aptiv was $155 million for the three months ended March 31, 2017, which includes $2 million of income tax expense attributable to noncontrolling interests.

22. REVENUE
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which requires recognition of revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. Aptiv adopted this guidance in the first quarter of 2018 using the modified retrospective method. In accordance with the standard, revenue is measured based on consideration specified in a contract with a customer. Customer contracts generally are represented by a combination of a current purchase order and a current production schedule issued by the customer. The Company recognizes revenue when it satisfies a performance obligation by transferring control over a product or service to a customer. From time to time, Aptiv enters into pricing agreements with its customers that provide for price reductions, some of which are conditional upon achieving certain joint cost savings targets. In these instances, revenue is recognized based on the agreed-upon price at the time of shipment.
Sales incentives and allowances are recognized as a reduction to revenue at the time of the related sale. Taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction that are collected by Aptiv from a customer are excluded from revenue. Shipping and handling fees billed to customers are included in net sales, while costs of shipping and handling are included in cost of sales.
Nature of Goods and Services
The principal activity from which the Company generates its revenue is the manufacturing of production parts for OEM customers. Aptiv recognizes revenue at a point in time, rather than over time, as the performance obligation is satisfied when customers obtain control of the product upon title transfer and not as the product is manufactured or developed.
Aptiv recognizes revenue for production parts at a point in time as title transfers to the customer. Although production parts are highly customized with no alternative use, Aptiv does not have an enforceable right to payment as customers have the right to cancel a product program without a notification period. The amount of revenue recognized is based on the purchase order price and adjusted for revenue allocated to variable consideration (i.e. estimated rebates and price discounts), as applicable. Customers typically pay for production parts based on customary business practices with payment terms averaging 60 days.

Disaggregation of Revenue
Revenue generated from Aptiv's operating segments are disaggregated by primary geographic market in the following tables. Information concerning geographic market reflects the manufacturing location.

For the Three Months Ended March 31, 2018:	Signal and Power Solutions	Advanced Safety and User Experience	Eliminations and Other	Total

	(in millions)
Geographic Market
North America	$1,020	$335	$(4)	$1,351
Europe, Middle East & Africa	837	437	(5)	1,269
Asia Pacific	687	259	(10)	936
South America	73	1	—	74
Total	$2,617	$1,032	$(19)	$3,630

For the Three Months Ended March 31, 2017:	Signal and Power Solutions	Advanced Safety and User Experience	Eliminations and Other	Total

	(in millions)
Geographic Market
North America	$955	$307	$(4)	$1,258
Europe, Middle East & Africa	715	323	(7)	1,031
Asia Pacific	611	189	(9)	791
South America	61	2	—	63
Total	$2,342	$821	$(20)	$3,143
Contract Balances
Consistent with the recognition of production parts revenue at a point in time as title transfers to the customer, Aptiv has no contract assets or contract liabilities balances as of March 31, 2018 or December 31, 2017.
Outstanding Performance Obligations
As customer contracts generally are represented by a combination of a current purchase order and a current production schedule issued by the customer for a production part, there are no contracts outstanding beyond one year. Aptiv does not enter into fixed long-term supply agreements.
As permitted, Aptiv does not disclose information about remaining performance obligations that have original expected durations of one year or less.
Costs to Obtain a Contract
From time to time, Aptiv makes payments to customers in conjunction with ongoing and future business. These payments to customers are generally recognized as a reduction to revenue at the time of the commitment to make these payments.
Certain of these payments or upfront fees meet the criteria to be considered a cost to obtain a contract as they are directly attributable to a contract, are incremental and management expects the fees to be recoverable. As of March 31, 2018 and December 31, 2017, Aptiv has recorded $37 million (of which $5 million was classified within other current assets and $32 million was classified within other long-term assets) and $36 million (of which $5 million was classified within other current assets and $31 million was classified within other long-term assets), respectively, related to these capitalized upfront fees.
Capitalized upfront fees are amortized to revenue based on the transfer of goods and services to the customer for which the upfront fees relate, which typically range from three to five years. There have been no impairment losses in relation to the costs capitalized. The amount of amortization to net sales was $1 million and $1 million for the three months ended March 31, 2018 and 2017, respectively.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
This Quarterly Report on Form 10-Q, including the exhibits being filed as part of this report, as well as other statements made by Aptiv PLC (“Aptiv,” the “Company,” “we,” “us” and “our”), contain forward-looking statements that reflect, when made, the Company’s current views with respect to current events and financial performance. Such forward-looking statements are subject to many risks, uncertainties and factors relating to the Company’s operations and business environment, which may cause the actual results of the Company to be materially different from any future results, express or implied, by such forward-looking statements. All statements that address future operating, financial or business performance or the Company’s strategies or expectations are forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “will,” “should,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “projects,” “potential,” “outlook” or “continue,” and other comparable terminology. Factors that could cause actual results to differ materially from these forward-looking statements include, but are not limited to, the following: global and regional economic conditions, including conditions affecting the credit market and resulting from the United Kingdom referendum held on June 23, 2016 in which voters approved an exit from the European Union, commonly referred to as "Brexit"; fluctuations in interest rates and foreign currency exchange rates; the cyclical nature of automotive sales and production; the potential disruptions in the supply of and changes in the competitive environment for raw material integral to the Company’s products; the Company’s ability to maintain contracts that are critical to its operations; potential changes to beneficial free trade laws and regulations such as the North American Free Trade Agreement; the ability of the Company to integrate and realize the benefits of recent acquisitions; the ability of the Company to achieve the intended benefits from the separation of its Powertrain Systems segment; the ability of the Company to attract, motivate and/or retain key executives; the ability of the Company to avoid or continue to operate during a strike, or partial work stoppage or slow down by any of its unionized employees or those of its principal customers; and the ability of the Company to attract and retain customers. Additional factors are discussed under the captions “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s filings with the Securities and Exchange Commission, including those set forth in the Company's Annual Report on Form 10-K for fiscal year ended December 31, 2017 and within this Form 10-Q filing. New risks and uncertainties arise from time to time, and it is impossible for us to predict these events or how they may affect the Company. It should be remembered that the price of the ordinary shares and any income from them can go down as well as up. Aptiv disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events and/or otherwise, except as may be required by law.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following management’s discussion and analysis of financial condition and results of operations (“MD&A”) is intended to help you understand the business operations and financial condition of the Company for the three months ended March 31, 2018. This discussion should be read in conjunction with Item 1. Financial Statements. Our MD&A is presented in eight sections:

•	Executive Overview

•	Consolidated Results of Operations

•	Results of Operations by Segment

•	Liquidity and Capital Resources

•	Off-Balance Sheet Arrangements

•	Contingencies and Environmental Matters

•	Recently Issued Accounting Pronouncements

•	Critical Accounting Estimates
Within the MD&A, “Aptiv,” the “Company,” “we,” “us” and “our” refer to Aptiv PLC, a public limited company which was formed under the laws of Jersey on May 19, 2011 as Delphi Automotive PLC, which together with its subsidiaries acquired certain assets of the former Delphi Corporation and completed an initial public offering on November 22, 2011. On December 4, 2017 (the “Distribution Date”), the Company completed the separation (the “Separation”) of its former Powertrain Systems segment by distributing to Aptiv shareholders on a pro rata basis all of the issued and outstanding ordinary shares of Delphi Technologies PLC (“Delphi Technologies”), a public limited company formed to hold the spun-off business. To effect the Separation, the Company distributed to its shareholders one ordinary share of Delphi Technologies for every three Aptiv ordinary shares outstanding as of November 22, 2017, the record date for the distribution. Following the Separation, the remaining company changed its name to Aptiv PLC and New York Stock Exchange ("NYSE") symbol to "APTV." The completion of the Separation positioned Aptiv as a new mobility provider focused on solving the complex challenges associated with safer, greener and more connected transportation. At the core of our capabilities is the software and vehicle architecture expertise that enables the advanced safety, automated driving, user experience and connected services that are enabling the future of mobility.
In April 2018, primarily as a result of the impact of the Separation on the Company’s U.K. presence and the centralization of the Company's non-manufacturing European footprint, along with the long-term stability of the financial and regulatory environment in Ireland and continued uncertainties with regards to the impending exit of the U.K. from the European Union, Aptiv PLC changed its tax residence from the U.K. to Ireland. Aptiv PLC remains a public limited company incorporated under the laws of Jersey, and will continue to be subject to United States Securities and Exchange Commission reporting requirements and prepare financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Executive Overview
Our Business
We are a leading global technology and mobility company serving the automotive sector. We design and manufacture vehicle components and provide electrical, electronic and active safety technology solutions to the global automotive market, creating the software and hardware foundation for vehicle features and functionality. We enable and deliver end-to-end smart mobility solutions, active safety and autonomous driving technologies and provide enhanced user experience and connected services. Our Advanced Safety and User Experience segment is focused on providing the necessary software and advanced computing platforms, and our Signal and Power Solutions segment is focused on providing the requisite networking architecture required to support the integrated systems in today's complex vehicles. Together, our businesses develop the ‘brain’ and the ‘nervous system’ of increasingly complex vehicles, providing integration of the vehicle into its operating environment.
We are one of the largest vehicle component manufacturers and our customers include all 25 of the largest automotive original equipment manufacturers ("OEMs") in the world.
As described in Note 21. Discontinued Operations to the consolidated financial statements contained herein, on December 4, 2017, the Company completed the Separation of its former Powertrain Systems segment by distributing to Aptiv shareholders on a pro rata basis all of the issued and outstanding ordinary shares of Delphi Technologies, a public limited company formed to hold the spun-off business. To effect the Separation, the Company distributed to its shareholders one ordinary share of Delphi Technologies for every three Aptiv ordinary shares outstanding as of November 22, 2017, the record date for the distribution. Following the Separation, the remaining company changed its name to Aptiv PLC and NYSE symbol to "APTV." Also, as a result of the Separation, Delphi Technologies became an independent public company trading on the NYSE under the symbol "DLPH" as of the Distribution Date. Aptiv did not retain any equity interest in Delphi Technologies.
As the disposal of the Powertrain Systems business represented a strategic shift that will have a major effect on the Company's operations and financial results, the assets and liabilities, operating results, and operating and investing cash flows for the previously reported Powertrain Systems segment through the Distribution Date are presented as discontinued operations separate from the Company’s continuing operations for all periods presented. This Management’s Discussion and Analysis reflects the results of continuing operations, unless otherwise noted.
Our total net sales during the three months ended March 31, 2018 were $3.6 billion, an increase of 15% compared to the same period of 2017. The increase in our total net sales is primarily attributable to continued volume increases in all regions. Our overall lean cost structure, along with above-market sales growth, has enabled us to maintain gross margins in the three months ended March 31, 2018 as compared to the prior year period, despite market declines in North America and Asia Pacific and increased investment in advanced technologies and engineering.
We are focused on maintaining a low fixed cost structure that provides us flexibility to remain profitable at all points of the traditional vehicle industry production cycle, including during periods of reduced industry volumes. Accordingly, we will continue to adjust our cost structure and optimize our manufacturing footprint in response to changes in the global and regional automotive markets and in order to increase investment in advanced technologies and engineering. As we operate in a cyclical industry that is impacted by movements in the global and regional economies, we continually evaluate opportunities to further adjust our cost structure, as evidenced by the restructuring programs we have implemented in order to continue the rotation of our manufacturing footprint to best cost locations and to reduce global overhead costs, as described in Note 7. Restructuring to the consolidated financial statements contained herein. We believe our strong balance sheet coupled with our flexible cost structure will position us to capitalize on improvements in OEM production volumes.
Trends, Uncertainties and Opportunities
Economic Conditions. Our business is directly related to automotive sales and automotive vehicle production by our customers. Automotive sales depend on a number of factors, including global and regional economic conditions. Although global automotive vehicle production increased 3% from 2016 to 2017, the levels of automotive vehicle production were uneven from a regional perspective. Compared to 2016, vehicle production in 2017 increased by 4% in Europe, 3% in China and 21% in South America. However, after several years of increases, consumer demand for vehicles in North America receded, resulting in a 4% decrease in North American production in 2017 as compared to the increased volumes experienced in 2016.
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
Engineering, design & development. Our history and culture of innovation have enabled us to develop significant intellectual property and design and development expertise to provide advanced technology solutions that meet the demands of our customers. We have a team of approximately 16,000 scientists, engineers and technicians focused on developing leading product solutions for our key markets, located at 14 major technical centers in China, Germany, India, Mexico, Poland, Singapore and the United States. We invest approximately $1.1 billion (which includes approximately $200 million co-investment by customers and government agencies) annually in research and development, including engineering, to maintain our portfolio of innovative products, and owned/held approximately 6,300 patents and protective rights as of December 31, 2017. We also encourage “open innovation” and collaborate extensively with peers in the industry, government agencies and academic institutions. For example, we have entered into a collaborative arrangement with Mobileye N.V. to jointly develop a complete turn-key fully autonomous driving platform for our OEM customers, with the goal of being production ready for 2019. Our technology competencies are recognized by both customers and government agencies, who have co-invested approximately $200 million annually in new product development, accelerating the pace of innovation and reducing the risk associated with successful commercialization of technological breakthroughs.
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
We are focused on maintaining a low fixed cost structure that provides us flexibility to remain profitable at all points of the traditional vehicle industry production cycle. As a result, approximately 97% of our hourly workforce is located in best cost countries. Furthermore, we have substantial operational flexibility by leveraging a large workforce of temporary workers, which represented approximately 14% of the hourly workforce as of March 31, 2018. However, we will continue to adjust our cost structure and optimize our manufacturing footprint in response to changes in the global and regional automotive markets and in order to increase investment in advanced technologies and engineering, as evidenced by our on-going restructuring programs focused on the continued rotation of our manufacturing footprint to best cost locations in Europe and on reducing our global overhead costs. As we continue to operate in a cyclical industry that is impacted by movements in the global and regional economies, we continually evaluate opportunities to further refine our cost structure.
We have a strong balance sheet with gross debt of approximately $4.2 billion and substantial available liquidity of approximately $3.7 billion of cash and cash equivalents and available financing under our Revolving Credit Facility as of March 31, 2018, and no significant U.S. defined benefit or workforce postretirement health care benefits and employer-paid postretirement basic life insurance benefits (“OPEB”) liabilities. We intend to maintain strong financial discipline targeting industry-leading earnings growth, cash flow generation and return on invested capital and to maintain sufficient liquidity to sustain our financial flexibility throughout the industry cycle.
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
For example, in September 2016, one of our OEM customers initiated a recall of approximately 3.64 million vehicles in the United States to enhance the airbag deployment system. The Company supplied sensors and related control modules for the airbags in the affected vehicles. Although Aptiv believes it supplied these components in compliance with the customer's product specifications and validation criteria, we assisted with our customer's efforts surrounding its recall, and during the first quarter of 2017, reached an agreement with our customer to share costs associated with the recall. Accordingly, during the three months ended March 31, 2017 we recognized an incremental $43 million charge in addition to our previously recorded reserve estimate related to this matter.

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
Three Months Ended March 31, 2018 versus Three Months Ended March 31, 2017
The results of operations for the three months ended March 31, 2018 and 2017 were as follows:

	Three Months Ended March 31,
	2018		2017		Favorable/(unfavorable)

	(dollars in millions)
Net sales	$3,630		$3,143		$487
Cost of sales	2,947		2,544		(403)
Gross margin	683	18.8%	599	19.1%	84
Selling, general and administrative	259		225		(34)
Amortization	30		29		(1)
Restructuring	20		52		32
Operating income	374		293		81
Interest expense	(34)		(33)		(1)
Other income (expense), net	30		(23)		53
Income from continuing operations before income taxes and equity income	370		237		133
Income tax expense	(59)		(19)		(40)
Income from continuing operations before equity income	311		218		93
Equity income, net of tax	5		11		(6)
Income from continuing operations	316		229		87
Income from discontinued operations, net of tax	—		123		(123)
Net income	316		352		(36)
Net income attributable to noncontrolling interest	9		17		(8)
Net income attributable to Aptiv	$307		$335		$(28)

Total Net Sales
Below is a summary of our total net sales for the three months ended March 31, 2018 versus March 31, 2017.

	Three Months Ended March 31,			Variance Due To:
	2018	2017	Favorable/(unfavorable)	Volume, net of contractual price reductions	FX	Commodity pass-through	Other	Total

	(in millions)			(in millions)
Total net sales	$3,630	$3,143	$487	$246	$188	$53	$—	$487
Total net sales for the three months ended March 31, 2018 increased 15% compared to the three months ended March 31, 2017. We experienced volume growth of 10% for the period, primarily as a result of increased sales across each region and favorable foreign currency impacts, primarily related to the Euro and Chinese Yuan Renminbi, which was partially offset by decreases due to contractual price reductions.

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
Cost of sales increased $403 million for the three months ended March 31, 2018 compared to the three months ended March 31, 2017, as summarized below. The Company's material cost of sales was approximately 50% of net sales in both the three months ended March 31, 2018 and 2017.

	Three Months Ended March 31,			Variance Due To:
	2018	2017	Favorable/(unfavorable)	Volume (a)	FX	Operational performance	Other	Total

	(dollars in millions)			(in millions)
Cost of sales	$2,947	$2,544	$(403)	$(235)	$(129)	$(17)	$(22)	$(403)
Gross margin	$683	$599	$84	$11	$59	$(17)	$31	$84
Percentage of net sales	18.8%	19.1%

(a)	Presented net of contractual price reductions for gross margin variance.
The increase in cost of sales reflects increased volumes and the impacts from currency exchange, as well as incremental investment in advanced technologies and engineering for the three month period. Cost of sales was also impacted by the following items in Other above:

•	$29 million of increased depreciation and amortization, primarily as a result of a higher fixed asset base; and

•	$53 million of increased commodity costs; partially offset by

•
$57 million of decreased warranty costs, primarily due to the accrual of $43 million during the three months ended March 31, 2017 as a result of an agreement reached with one of our customers for a specific warranty matter, as further described in Note 6. Warranty Obligations to the consolidated financial statements contained herein.

Selling, General and Administrative Expense

	Three Months Ended March 31,
	2018	2017	Favorable/ (unfavorable)

	(dollars in millions)
Selling, general and administrative expense	$259	$225	$(34)
Percentage of net sales	7.1%	7.2%
Selling, general and administrative expense ("SG&A") includes administrative expenses, information technology costs and incentive compensation related costs, and decreased as a percentage of sales for the three months ended March 31, 2018 as compared to 2017, primarily due to the impact of cost reduction initiatives, including our continuing rotation to best cost manufacturing locations in Europe and initiatives focused on reducing global overhead costs.

Amortization

	Three Months Ended March 31,
	2018	2017	Favorable/ (unfavorable)

	(in millions)
Amortization	$30	$29	$(1)
Amortization expense reflects the non-cash charge related to definite-lived intangible assets. The consistency in amortization during the three months ended March 31, 2018 compared to 2017 reflects the continued amortization of our definite-lived intangible assets, which resulted primarily from our acquisitions, over their estimated useful lives.

Restructuring

	Three Months Ended March 31,
	2018	2017	Favorable/ (unfavorable)

	(dollars in millions)
Restructuring	$20	$52	$32
Percentage of net sales	0.6%	1.7%
The decrease in restructuring expense recorded during the three months ended March 31, 2018 as compared to the three months ended March 31, 2017 is primarily attributable to a decrease in costs recognized for plant closures as compared to the prior period.
The Company recorded employee-related and other restructuring charges related to these programs totaling approximately $20 million during the three months ended March 31, 2018, which is primarily comprised of $12 million recognized for programs focused on the continued rotation of our manufacturing footprint to best cost locations in Europe, as well as for programs implemented to reduce global overhead costs.
Restructuring costs of approximately $52 million were recorded during the three months ended March 31, 2017, primarily attributable to the recognition of approximately $36 million of employee-related and other costs related to the initiation of a program to close a Western European Advanced Safety and User Experience manufacturing site, pursuant to the Company's on-going European footprint rotation strategy.
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
Refer to Note 7. Restructuring to the consolidated financial statements contained herein for additional information.

Interest Expense

	Three Months Ended March 31,
	2018	2017	Favorable/ (unfavorable)

	(in millions)
Interest expense	$34	$33	$(1)
Refer to Note 8. Debt to the consolidated financial statements contained herein for additional information.

Other Income, Net

	Three Months Ended March 31,
	2018	2017	Favorable/ (unfavorable)

	(in millions)
Other income (expense), net	$30	$(23)	$53
As further discussed in Note 14. Derivatives and Hedging Activities to the consolidated financial statements contained herein, during the three months ended March 31, 2018, Aptiv recorded a gain of $11 million on forward contracts entered into in order to hedge portions of the currency risk associated with the cash payment for the proposed acquisition of KUM. Additionally, as further discussed in Note 21. Discontinued Operations to the consolidated financial statements contained herein, during the three months ended March 31, 2018, Aptiv recorded $3 million for certain fees earned pursuant to the Transition Services Agreement in connection with the Separation of the Company's former Powertrain Systems business.
As further discussed in Note 10. Commitments and Contingencies to the consolidated financial statements contained herein, during the three months ended March 31, 2017, Aptiv recorded an incremental reserve of $27 million as a result of a ruling in the Unsecured Creditors litigation related to pre-judgment interest, which was in addition to the Company's previously recorded reserve for this matter.

Income Taxes

	Three Months Ended March 31,
	2018	2017	Favorable/ (unfavorable)

	(in millions)
Income tax expense	$59	$19	$(40)
The Company’s effective tax rate was impacted by unfavorable changes in geographic income mix in 2018 as compared to 2017, primarily due to changes in the underlying business operations and the receipt of certain tax incentives and holidays that reduced the effective tax rate for certain subsidiaries below the statutory rate during the three months ended March 31, 2017.
The Company’s effective tax rate for the three months ended March 31, 2018 also includes net discrete tax benefits of $1 million, primarily related to changes in reserves, offset by provision to return adjustments. The effective tax rate for the three months ended March 31, 2017 includes net discrete tax benefits of $8 million, primarily related to provision to return adjustments.

Equity Income

	Three Months Ended March 31,
	2018	2017	Favorable/ (unfavorable)

	(in millions)
Equity income, net of tax	$5	$11	$(6)

Equity income, net of tax reflects the Company's interest in the results of ongoing operations of entities accounted for as equity-method investments. Equity income decreased for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017, primarily attributable to the performance of our joint ventures in North America and Asia Pacific as compared to the prior period.

Income from Discontinued Operations

	Three Months Ended March 31,
	2018	2017	Favorable/ (unfavorable)

	(in millions)
Income from discontinued operations, net of tax	$—	$123	$(123)
Income from discontinued operations, net of tax reflects the results of the Company's previously reported Powertrain Systems segment, which has been reclassified to discontinued operations as a result of the spin-off of this business in December 2017. No amounts were recorded to discontinued operations for the three months ended March 31, 2018.
Refer to Note 21. Discontinued Operations to the consolidated financial statements contained herein for additional information.

Results of Operations by Segment
We operate our core business along the following operating segments, which are grouped on the basis of similar product, market and operating factors:

•	Signal and Power Solutions, which includes complete electrical architecture and component products.

•
Advanced Safety and User Experience, which includes component and systems integration expertise in infotainment and connectivity, body controls and security systems, displays, active and passive safety electronics, autonomous driving software and technologies, as well as advanced development of software.

•	Eliminations and Other, which includes i) the elimination of inter-segment transactions, and ii) certain other expenses and income of a non-operating or strategic nature.
As described in Note 21. Discontinued Operations to the consolidated financial statements contained herein, the Company's previously reported Powertrain Systems segment has been classified as discontinued operations for all periods presented. Certain original equipment service businesses that were previously included within the Powertrain Systems segment but which was not included in the spin-off, are reported in continuing operations and have been reclassified within the Advanced Safety and User Experience and Signal and Power Solutions segments for all periods presented. No amounts for shared general and administrative operating expense or interest expense were allocated to discontinued operations.
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
The reconciliation of Adjusted Operating Income to Operating Income includes, as applicable, restructuring, other acquisition and portfolio project costs (which includes costs incurred to integrate acquired businesses and to plan and execute product portfolio transformation actions, including business and product acquisitions and divestitures), asset impairments, gains (losses) on business divestitures and deferred compensation related to acquisitions. The reconciliation of Adjusted Operating Income to net income attributable to Aptiv for the three months ended March 31, 2018 and 2017 are as follows:

	Signal and Power Solutions	Advanced Safety and User Experience	Eliminations and Other	Total

	(in millions)
For the Three Months Ended March 31, 2018:
Adjusted operating income	$351	$76	$—	$427
Restructuring	(18)	(2)	—	(20)
Other acquisition and portfolio project costs	(11)	(8)	—	(19)
Deferred compensation related to nuTonomy acquisition	—	(14)	—	(14)
Operating income	$322	$52	$—	374
Interest expense				(34)
Other income, net				30
Income from continuing operations before income taxes and equity income				370
Income tax expense				(59)
Equity income, net of tax				5
Income from continuing operations				316
Income from discontinued operations, net of tax				—
Net income				316
Net income attributable to noncontrolling interest				9
Net income attributable to Aptiv				$307

	Signal and Power Solutions	Advanced Safety and User Experience	Eliminations and Other	Total

	(in millions)
For the Three Months Ended March 31, 2017:
Adjusted operating income	$309	$43	$—	$352
Restructuring	(13)	(39)	—	(52)
Other acquisition and portfolio project costs	(5)	(1)	—	(6)
Asset impairments	—	(1)	—	(1)
Operating income	$291	$2	$—	293
Interest expense				(33)
Other expense, net				(23)
Income from continuing operations before income taxes and equity income				237
Income tax expense				(19)
Equity income, net of tax				11
Income from continuing operations				229
Income from discontinued operations, net of tax				123
Net income				352
Net income attributable to noncontrolling interest				17
Net income attributable to Aptiv				$335

Net sales, gross margin as a percentage of net sales and Adjusted Operating Income by segment for the three months ended March 31, 2018 and 2017 are as follows:

Net Sales by Segment

	Three Months Ended March 31,			Variance Due To:
	2018	2017	Favorable/ (unfavorable)	Volume, net of contractual price reductions	FX	Commodity pass-through	Other	Total

	(in millions)			(in millions)
Signal and Power Solutions	$2,617	$2,342	$275	$84	$138	$53	$—	$275
Advanced Safety and User Experience	1,032	821	211	159	52	—	—	211
Eliminations and Other	(19)	(20)	1	3	(2)	—	—	1
Total	$3,630	$3,143	$487	$246	$188	$53	$—	$487

Gross Margin Percentage by Segment

	Three Months Ended March 31,
	2018	2017
Signal and Power Solutions	21.4%	21.6%
Advanced Safety and User Experience (1)	12.0%	11.4%
Eliminations and Other	—%	—%
Total	18.8%	19.1%

(1)
Includes the accrual of $43 million for a specific warranty matter during the three months ended March 31, 2017, as further described in Note 6. Warranty Obligations to the consolidated financial statements contained herein.

Adjusted Operating Income by Segment

	Three Months Ended March 31,			Variance Due To:
	2018	2017	Favorable/ (unfavorable)	Volume, net of contractual price reductions	Operational performance	Other	Total

	(in millions)			(in millions)
Signal and Power Solutions	$351	$309	$42	$(14)	$18	$38	$42
Advanced Safety and User Experience	76	43	33	25	(21)	29	33
Eliminations and Other	—	—	—	—	—	—	—
Total	$427	$352	$75	$11	$(3)	$67	$75
As noted in the table above, Adjusted Operating Income for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017 was impacted by volume and contractual price reductions, including product mix, and operational performance improvements which were offset by incremental investment in advanced technologies and engineering, as well as the following items included within Other in the table above:

•
$57 million of decreased warranty costs, primarily due to the accrual of $43 million during the three months ended March 31, 2017 within the Advanced Safety and User Experience segment as a result of an agreement reached with one of our customers for a specific warranty matter, as further described in Note 6. Warranty Obligations to the consolidated financial statements contained herein; and

•	Favorable foreign currency impacts of $45 million, primarily related to the Euro and Chinese Yuan Renminbi; partially offset by

•	$30 million of increased depreciation and amortization, not including the impact of asset impairments, primarily as a result of a higher fixed asset base; and

•	$34 million of increased SG&A expenses, primarily attributable to increased information technology costs and increased investments in mobility.

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
As of March 31, 2018, we had cash and cash equivalents of $1.3 billion and net debt (defined as outstanding debt less cash and cash equivalents) of $2.9 billion. We also have access to additional liquidity pursuant to the terms of the $2.0 billion Revolving Credit Facility and the €300 million committed European accounts receivable factoring facility, as described below.
The following table summarizes our available liquidity, which includes cash, cash equivalents and funds available under our significant committed credit facilities, as of March 31, 2018. The amounts disclosed as available under the Company’s significant committed credit facilities are available without violating our existing debt covenants, which are described below.

March 31, 2018

(in millions)
Cash and cash equivalents	$1,345
Revolving Credit Facility, unutilized portion (1)	1,993
Committed European accounts receivable factoring facility, unutilized portion (2)	369
Total available liquidity	$3,707
(1) Availability reduced by $7 million in letters of credit issued under the Credit Agreement as of March 31, 2018.
(2) Based on March 31, 2018 foreign currency rates, subject to the availability of eligible accounts receivable.
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
We also continue to expect to be able to move funds between different countries to manage our global liquidity needs without material adverse tax implications, subject to current monetary policies and to the terms of the Credit Agreement. While a substantial portion of our operating income is generated by our non-U.S. subsidiaries, and as of March 31, 2018, the Company's cash and cash equivalents held by our non-U.S. subsidiaries totaled $1,278 million, we utilize a combination of strategies, including dividends, cash pooling arrangements, intercompany loan repayments and other distributions and advances to provide the funds necessary to meet our global liquidity needs. There are no significant restrictions on the ability of our subsidiaries to pay dividends or make other distributions to Aptiv. If additional non-U.S. cash was needed for our U.S. operations, we may be required to accrue and pay withholding if we were to distribute such funds from non-U.S. subsidiaries to the U.S.; however, based on our current liquidity needs and strategies, we do not anticipate a need to accrue and pay such additional amounts.
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
A summary of the ordinary shares repurchased during the three months ended March 31, 2018 and 2017 is as follows:

	Three Months Ended March 31,
	2018	2017
Total number of shares repurchased	1,676,144	2,555,703
Average price paid per share	$89.17	$75.52
Total (in millions)	$149	$193
As of March 31, 2018, approximately $840 million of share repurchases remained available under the April 2016 share repurchase program. All repurchased shares were retired, and are reflected as a reduction of ordinary share capital for the par value of the shares, with the excess applied as reductions to additional paid-in-capital and retained earnings.
Dividends to Holders of Ordinary Shares
The Company has declared and paid cash dividends per ordinary share during the periods presented as follows:

	Dividend	Amount
	Per Share	(in millions)
2018:
First quarter	$0.22	$59
Total	$0.22	$59
2017:
Fourth quarter	$0.29	$77
Third quarter	0.29	77
Second quarter	0.29	78
First quarter	0.29	78
Total	$1.16	$310
In addition, in April 2018, the Board of Directors declared a regular quarterly cash dividend of $0.22 per ordinary share, payable May 23, 2018 to shareholders of record at the close of business on May 9, 2018.

Acquisitions
KUM—On February 28, 2018, Aptiv agreed to acquire KUM LLC ("KUM"), a specialized manufacturer of connectors for the automotive industry, for total consideration of approximately $500 million. The acquisition is subject to the satisfaction of customary closing conditions and the receipt of regulatory and other approvals, and is expected to close mid-2018. The Company intends to acquire KUM utilizing cash on hand. Upon completion, KUM will become part of the Signal and Power Solutions segment.
nuTonomy—On November 21, 2017, Aptiv acquired 100% of the equity interests of nuTonomy, Inc. ("nuTonomy"), a leading provider of autonomous driving software and technology, for total consideration of up to $454 million. Of the total consideration, $284 million of the purchase price was paid at closing, subject to certain post-closing adjustments, and $109 million of the purchase price will vest to certain selling shareholders in annual installments over a 3-year period from the acquisition date, subject to such shareholders' compliance with certain employment conditions. Of the $109 million, approximately $7 million is payable after one year and approximately $51 million is payable after each of the second and third years following the acquisition date. These remaining installments will be recorded as a component of cost of sales ratably over the respective installment period. As further described in Note 17. Acquisitions and Divestitures to the consolidated financial statements contained herein, the acquisition was accounted for as a business combination, with the operating results of nuTonomy included within the Company's Advanced Safety and User Experience segment from the date of acquisition. The Company acquired nuTonomy utilizing cash on hand.
Movimento—On January 3, 2017, Aptiv acquired 100% of the equity interests of Movimento Group ("Movimento"), a leading provider of Over-the-Air software and data management for the automotive sector, for a purchase price of $40 million at closing and an additional cash payment of up to $10 million contingent upon the achievement of certain performance metrics over a future 2-year period. As further described in Note 17. Acquisitions and Divestitures to the consolidated financial statements contained herein, the acquisition was accounted for as a business combination, with the operating results of Movimento included within the Company's Advanced Safety and User Experience segment from the date of acquisition. The Company acquired Movimento utilizing cash on hand.
Technology Investments—During the first quarter of 2017, the Company's Advanced Safety and User Experience segment made a $15 million investment in Otonomo Technologies Ltd., the developer of a connected car data marketplace. These investments are accounted for in accordance with ASU 2016-01, as described in Note 2. Significant Accounting Policies to the consolidated financial statements contained herein.
Divestitures
Powertrain Systems Spin-Off—As described above, on December 4, 2017, the Company completed the spin-off of its former Powertrain Systems segment into a new publicly traded company, Delphi Technologies PLC. In connection with the Separation, the Company received a dividend of approximately $1,148 million from Delphi Technologies in connection with the Separation. The Company intends to use the proceeds received from the dividend to fund growth initiatives, including increased investment in advanced technologies and engineering. The requirements for presenting Delphi Technologies as a discontinued operation were met when the Separation was completed. Accordingly, the accompanying consolidated financial statements reflect this business as a discontinued operation for all periods presented. Refer to Note 21. Discontinued Operations to the consolidated financial statements contained herein for further disclosure related to the Company's discontinued operations.
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
The Tranche A Term Loan and the Revolving Credit Facility mature on August 17, 2021. Beginning in the fourth quarter of 2017, Aptiv was obligated to begin making quarterly principal payments throughout the term of the Tranche A Term Loan, according to the amortization schedule in the Credit Agreement. The Credit Agreement also contains an accordion feature that permits Aptiv to increase, from time to time, the aggregate borrowing capacity under the Credit Agreement by up to an additional $1 billion (or a greater amount based upon a formula set forth in the Credit Agreement) upon Aptiv's request, the agreement of the lenders participating in the increase, and the approval of the Administrative Agent and existing lenders.
As of March 31, 2018, there were no amounts drawn on the Revolving Credit Facility and approximately $7 million in letters of credit issued under the Credit Agreement. Letters of credit issued under the Credit Agreement reduce availability under the Revolving Credit Facility. No amounts were drawn on the Revolving Credit Facility during the three months ended March 31, 2018.
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

	March 31, 2018		December 31, 2017
	LIBOR plus	ABR plus	LIBOR plus	ABR plus
Revolving Credit Facility	1.10%	0.10%	1.10%	0.10%
Tranche A Term Loan	1.25%	0.25%	1.25%	0.25%
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
The interest rate period with respect to LIBOR interest rate options can be set at one-, two-, three-, or six-months as selected by Aptiv in accordance with the terms of the Credit Agreement (or other period as may be agreed by the applicable lenders). Aptiv may elect to change the selected interest rate option in accordance with the provisions of the Credit Agreement. As of March 31, 2018, Aptiv selected the one-month LIBOR interest rate option on the Tranche A Term Loan, and the rate effective as of March 31, 2018, as detailed in the table below, was based on the Company's current credit rating and the Applicable Rate for the Credit Agreement:

		Borrowings as of
		March 31, 2018	Rate effective as of
	Applicable Rate	(in millions)	March 31, 2018
Tranche A Term Loan	LIBOR plus 1.25%	$395	3.06%
Borrowings under the Credit Agreement are prepayable at Aptiv's option without premium or penalty.
The Credit Agreement contains certain covenants that limit, among other things, the Company’s (and the Company’s subsidiaries’) ability to incur certain additional indebtedness or liens or to dispose of substantially all of its assets. In addition, the Credit Agreement requires that the Company maintain a consolidated leverage ratio (the ratio of Consolidated Total Indebtedness to Consolidated EBITDA, each as defined in the Credit Agreement) of less than 3.50 to 1.0. The Credit Agreement also contains events of default customary for financings of this type. The Company was in compliance with the Credit Agreement covenants as of March 31, 2018.
As of March 31, 2018, all obligations under the Credit Agreement were borrowed by Delphi Corporation and jointly and severally guaranteed by its direct and indirect parent companies, subject to certain exceptions set forth in the Credit Agreement. Refer to Note 19. Supplemental Guarantor and Non-Guarantor Condensed Consolidating Financial Statements to the consolidated financial statements contained herein for additional information.
Senior Unsecured Notes
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
On March 10, 2015, Aptiv PLC issued €700 million in aggregate principal amount of 1.50% Euro-denominated senior unsecured notes due 2025 (the “2015 Euro-denominated Senior Notes”) in a transaction registered under the Securities Act. The 2015 Euro-denominated Senior Notes were priced at 99.54% of par, resulting in a yield to maturity of 1.55%. The proceeds were primarily utilized to redeem $500 million of 6.125% senior unsecured notes due 2021, and to fund growth initiatives, such as acquisitions, and share repurchases. Aptiv incurred approximately $5 million of issuance costs in connection with the 2015 Euro-denominated Senior Notes. Interest is payable annually on March 10. The Company has designated the 2015 Euro-denominated Senior Notes as a net investment hedge of the foreign currency exposure of its investments in certain Euro-

denominated wholly-owned subsidiaries. Refer to Note 14. Derivatives and Hedging Activities to the consolidated financial statements contained herein for further information.
On November 19, 2015, Aptiv PLC issued $1.3 billion in aggregate principal amount of senior unsecured notes in a transaction registered under the Securities Act, comprised of $650 million of 3.15% senior unsecured notes due 2020 (the "3.15% Senior Notes") and $650 million of 4.25% senior unsecured notes due 2026 (the "4.25% Senior Notes") (collectively, the "2015 Senior Notes"). The 3.15% Senior Notes were priced at 99.784% of par, resulting in a yield to maturity of 3.197%, and the 4.25% Senior Notes were priced at 99.942% of par, resulting in a yield to maturity of 4.256%. The proceeds were primarily utilized to fund a portion of the cash consideration for the acquisition of HellermannTyton PLC and for general corporate purposes, including the payment of fees and expenses associated with the HellermannTyton PLC acquisition and the related financing transaction. Aptiv incurred approximately $8 million of issuance costs in connection with the 2015 Senior Notes. Interest on the 3.15% Senior Notes is payable semi-annually on May 19 and November 19 of each year to holders of record at the close of business on May 4 or November 4 immediately preceding the interest payment date. Interest on the 4.25% Senior Notes is payable semi-annually on January 15 and July 15 of each year to holders of record at the close of business on January 1 or July 1 immediately preceding the interest payment date.
On September 15, 2016, Aptiv PLC issued €500 million in aggregate principal amount of 1.60% Euro-denominated senior unsecured notes due 2028 (the “2016 Euro-denominated Senior Notes”) in a transaction registered under the Securities Act. The 2016 Euro-denominated Senior Notes were priced at 99.881% of par, resulting in a yield to maturity of 1.611%. The proceeds, together with proceeds from the 2016 Senior Notes described below, were utilized to redeem the $800 million of 5.00% senior unsecured notes due 2023. Aptiv incurred approximately $4 million of issuance costs in connection with the 2016 Euro-denominated Senior Notes. Interest is payable annually on September 15. The Company has designated the 2016 Euro-denominated Senior Notes as a net investment hedge of the foreign currency exposure of its investments in certain Euro-denominated wholly-owned subsidiaries. Refer to Note 14. Derivatives and Hedging Activities to the consolidated financial statements contained herein for further information.
On September 20, 2016, Aptiv PLC issued $300 million in aggregate principal amount of 4.40% senior unsecured notes due 2046 (the “2016 Senior Notes”) in a transaction registered under the Securities Act. The 2016 Senior Notes were priced at 99.454% of par, resulting in a yield to maturity of 4.433%. The proceeds, together with proceeds from the 2016 Euro-denominated Senior Notes, were utilized to redeem the $800 million of 5.00% senior unsecured notes due 2023. Aptiv incurred approximately $3 million of issuance costs in connection with the 2016 Senior Notes. Interest is payable semi-annually on April 1 and October 1 of each year to holders of record at the close of business on March 15 or September 15 immediately preceding the interest payment date.
Although the specific terms of each indenture governing each series of senior notes vary, the indentures contain certain restrictive covenants, including with respect to Aptiv's (and Aptiv's subsidiaries) ability to incur liens, enter into sale and leaseback transactions and merge with or into other entities. As of March 31, 2018, the Company was in compliance with the provisions of all series of the outstanding senior notes.
The 2014 Senior Notes were issued by Delphi Corporation. The 2014 Senior Notes are fully and unconditionally guaranteed, jointly and severally, by Aptiv PLC and by certain of Aptiv PLC's direct and indirect subsidiaries which are directly or indirectly 100% owned by Aptiv PLC, subject to customary release provisions (other than in the case of Aptiv PLC). The 2015 Euro-denominated Senior Notes, 2015 Senior Notes, 2016 Euro-denominated Senior Notes and 2016 Senior Notes issued by Aptiv PLC are fully and unconditionally guaranteed, jointly and severally, by certain of Aptiv PLC's direct and indirect subsidiaries (including Delphi Corporation), which are directly or indirectly 100% owned by Aptiv PLC, subject to customary release provisions. Refer to Note 19. Supplemental Guarantor and Non-Guarantor Condensed Consolidating Financial Statements to the consolidated financial statements contained herein for additional information.
Other Financing
Receivable factoring—Aptiv maintains a €300 million European accounts receivable factoring facility that is available on a committed basis. This facility is accounted for as short-term debt and borrowings are subject to the availability of eligible accounts receivable. Collateral is not required related to these trade accounts receivable. This program renews on a non-committed, indefinite basis unless terminated by either party. Borrowings bear interest at Euro Interbank Offered Rate ("EURIBOR") plus 0.42% for borrowings denominated in Euros. No amounts were outstanding on the European accounts receivable factoring facility as of March 31, 2018 or December 31, 2017. No amounts were drawn under the European facility during the three months ended March 31, 2018 to manage working capital requirements.
Capital leases and other—As of March 31, 2018 and December 31, 2017, approximately $80 million and $42 million, respectively, of other debt primarily issued by certain non-U.S. subsidiaries and capital lease obligations were outstanding.
Government programs—Aptiv commonly seeks manufacturing development and financial assistance incentive programs that may be awarded by government entities. Aptiv has numerous technology development programs that are competitively awarded from agencies of the U.S. Federal Government, primarily from the U.S. Department of Energy (“DOE”). We received less than $1 million from Federal agencies in the three months ended March 31, 2018 for work performed. These programs supplement our internal research and development funds and directly support our product focus of Safe, Green and Connected. We continue to pursue many technology development programs by bidding on competitively procured programs from DOE, as well as the U.S. Department of Transportation (“DOT”). Some of these programs were bid with us being the lead or “Prime Contractor,” and some were bid with us as a “Subrecipient” to the Prime Contractor.
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
Operating activities—Net cash provided by operating activities from continuing operations totaled $186 million and $258 million for the three months ended March 31, 2018 and 2017, respectively. Cash flow from operating activities from continuing operations for the three months ended March 31, 2018 consisted primarily of net earnings from continuing operations of $316 million, increased by $166 million for non-cash charges for depreciation, amortization and pension costs, partially offset by $299 million related to changes in operating assets and liabilities, net of restructuring and pension contributions. Cash flow from operating activities from continuing operations for the three months ended March 31, 2017 consisted primarily of net earnings from continuing operations of $229 million, increased by $135 million for non-cash charges for depreciation, amortization and pension costs, partially offset by $116 million related to changes in operating assets and liabilities, net of restructuring and pension contributions.
Investing activities—Net cash used in investing activities from continuing operations totaled $245 million for the three months ended March 31, 2018, as compared to $219 million for the three months ended March 31, 2017. The increase in usage is primarily attributable to $79 million of increased capital expenditures during the three months ended March 31, 2018 as compared to the three months ended March 31, 2017. Partially offsetting this increase is the absence of $55 million paid for acquisitions and investments during the three months ended March 31, 2017.
Financing activities—Net cash used in financing activities totaled $205 million and $332 million for the three months ended March 31, 2018 and 2017, respectively. Cash flows used in financing activities for the three months ended March 31, 2018 primarily included $149 million paid to repurchase ordinary shares and $59 million of dividend payments. Cash flows used in financing activities for the three months ended March 31, 2017 primarily included $194 million paid to repurchase ordinary shares, $78 million of dividend payments and $20 million of contingent consideration payments.

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

Recently Issued Accounting Pronouncements
The information concerning recently issued accounting pronouncements contained in Note 2. Significant Accounting Policies to the unaudited consolidated financial statements included in Part I, Item 1 of this report is incorporated herein by reference.

Critical Accounting Estimates
There have been no significant changes in our critical accounting estimates during the three months ended March 31, 2018.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes to the information concerning our exposures to market risk as stated in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. As described in the Form 10-K, we have currency exposures related to buying, selling and financing in currencies other than the local functional currencies in which we operate ("transactional exposure"). We also have currency exposures related to the translation of the financial statements of our non-U.S. subsidiaries that use the local currency as their functional currency into U.S. dollars, the Company's reporting currency ("translational exposure"). As described in Note 14. Derivatives and Hedging Activities to the unaudited consolidated financial statements included in Part I, Item 1 of this report, to manage this risk the Company designates certain qualifying instruments as net investment hedges of certain non-U.S. subsidiaries. The effective portion of the gains or losses on instruments designated as net investment hedges are recognized within the cumulative translation adjustment component of OCI to offset changes in the value of the net investment in these foreign currency-denominated operations.

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
As of March 31, 2018, the Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated, for disclosure purposes, the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective to provide reasonable assurance that the desired control objectives were achieved as of March 31, 2018.
Changes in Internal Control over Financial Reporting
There were no material changes in the Company’s internal controls over financial reporting during the three months ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
We are from time to time subject to various actions, claims, suits, government investigations, and other proceedings incidental to our business, including those arising out of alleged defects, breach of contracts, competition and antitrust matters, product warranties, intellectual property matters, personal injury claims and employment-related matters. For a description of risks related to various legal proceedings and claims, see Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2017. For a description of our outstanding material legal proceedings, see Note 10. Commitments and Contingencies to the unaudited consolidated financial statements included in this report.

ITEM 1A. RISK FACTORS
There have been no material changes in risk factors for the Company in the period covered by this report. For information regarding factors that could affect the Company's results of operations, financial condition and liquidity, see the risk factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
A summary of our ordinary shares repurchased during the three months ended March 31, 2018, is shown below:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (in millions) (3)
January 1, 2018 to January 31, 2018	—	$—	—	$989
February 1, 2018 to February 28, 2018	780,589	92.09	780,589	917
March 1, 2018 to March 31, 2018	895,555	86.63	895,555	840
Total	1,676,144	89.17	1,676,144

(1)
The total number of shares purchased under the plans authorized by the Board of Directors are described below. The number of shares purchased excludes the 342,528 shares granted for vested RSUs during the three months ended March 31, 2018 that were withheld to cover minimum withholding taxes.

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

ITEM 6. EXHIBITS

Exhibit Number	Description
10.1	Offer letter for David Paja, dated December 23, 2016*+
10.2	Offer letter for David M. Sherbin, dated October 2, 2009*+
10.3	Allocation letter for Kevin P. Clark, dated January 24, 2018*+
10.4	Allocation letter for Joseph R. Massaro, dated January 24, 2018*+
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer*
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	XBRL Instance Document#
101.SCH	XBRL Taxonomy Extension Schema Document#
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document#
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document#
101.LAB	XBRL Taxonomy Extension Label Linkbase Document#
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document#
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
Dated: May 2, 2018