Form 10-Q
period 2018-06-30
Aptiv PLC
filed 2018-07-31
CIK 1521332

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________________________________________________
FORM 10-Q
__________________________________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
5 Hanover Quay
Grand Canal Dock
Dublin 2, Ireland
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
The number of the registrant’s ordinary shares outstanding, $0.01 par value per share as of July 27, 2018, was 264,737,985.

APTIV PLC

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
APTIV PLC
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

	(in millions, except per share amounts)
Net sales	$3,684	$3,153	$7,314	$6,296
Operating expenses:
Cost of sales	2,958	2,498	5,905	5,042
Selling, general and administrative	260	231	519	456
Amortization	30	29	60	58
Restructuring (Note 7)	15	31	35	83
Total operating expenses	3,263	2,789	6,519	5,639
Operating income	421	364	795	657
Interest expense	(36)	(35)	(70)	(68)
Other (expense) income, net (Note 16)	(7)	8	23	(15)
Income from continuing operations before income taxes and equity income	378	337	748	574
Income tax expense	(83)	(38)	(142)	(57)
Income from continuing operations before equity income	295	299	606	517
Equity income, net of tax	8	7	13	18
Income from continuing operations	303	306	619	535
Income from discontinued operations, net of tax (Note 21)	—	80	—	203
Net income	303	386	619	738
Net income attributable to noncontrolling interest	12	17	21	34
Net income attributable to Aptiv	$291	$369	$598	$704

Amounts attributable to Aptiv:
Income from continuing operations	$291	$297	$598	$517
Income from discontinued operations	—	72	—	187
Net income	$291	$369	$598	$704

Basic net income per share:
Continuing operations	$1.10	$1.11	$2.25	$1.92
Discontinued operations	—	0.27	—	0.70
Basic net income per share attributable to Aptiv	$1.10	$1.38	$2.25	$2.62
Weighted average number of basic shares outstanding	264.81	267.41	265.25	268.30

Diluted net income per share:
Continuing operations	$1.10	$1.11	$2.25	$1.92
Discontinued operations	—	0.27	—	0.70
Diluted net income per share attributable to Aptiv	$1.10	$1.38	$2.25	$2.62
Weighted average number of diluted shares outstanding	265.48	268.03	265.96	268.78

Cash dividends declared per share	$0.22	$0.29	$0.22	$0.58
See notes to consolidated financial statements.

APTIV PLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

	(in millions)
Net income	$303	$386	$619	$738
Other comprehensive (loss) income:
Currency translation adjustments	(193)	103	(132)	189
Net change in unrecognized (loss) gain on derivative instruments, net of tax (Note 14)	(10)	4	(33)	43
Employee benefit plans adjustment, net of tax	9	1	10	5
Other comprehensive (loss) income	(194)	108	(155)	237
Comprehensive income	109	494	464	975
Comprehensive income attributable to noncontrolling interests	4	20	17	38
Comprehensive income attributable to Aptiv	$105	$474	$447	$937
See notes to consolidated financial statements.

APTIV PLC
CONSOLIDATED BALANCE SHEETS

	June 30, 2018	December 31, 2017
	(Unaudited)

	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$970	$1,596
Restricted cash	1	1
Accounts receivable, net	2,598	2,440
Inventories (Note 3)	1,265	1,083
Other current assets (Note 4)	506	521
Total current assets	5,340	5,641
Long-term assets:
Property, net	2,972	2,804
Investments in affiliates	99	91
Intangible assets, net (Note 2)	1,245	1,219
Goodwill (Note 2)	2,157	1,944
Other long-term assets (Note 4)	503	470
Total long-term assets	6,976	6,528
Total assets	$12,316	$12,169
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt (Note 8)	$22	$17
Accounts payable	2,307	2,227
Accrued liabilities (Note 5)	1,109	1,296
Total current liabilities	3,438	3,540
Long-term liabilities:
Long-term debt (Note 8)	4,067	4,132
Pension benefit obligations	432	454
Other long-term liabilities (Note 5)	621	526
Total long-term liabilities	5,120	5,112
Total liabilities	8,558	8,652
Commitments and contingencies (Note 10)
Shareholders’ equity:
Preferred shares, $0.01 par value per share, 50,000,000 shares authorized, none issued and outstanding	—	—
Ordinary shares, $0.01 par value per share, 1,200,000,000 shares authorized, 264,845,247 and 265,839,794 issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	3	3
Additional paid-in-capital	1,632	1,649
Retained earnings	2,510	2,118
Accumulated other comprehensive loss (Note 13)	(622)	(471)
Total Aptiv shareholders’ equity	3,523	3,299
Noncontrolling interest	235	218
Total shareholders’ equity	3,758	3,517
Total liabilities and shareholders’ equity	$12,316	$12,169
See notes to consolidated financial statements.

APTIV PLC
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
	2018	2017

	(in millions)
Cash flows from operating activities:
Net income	$619	$738
Income from discontinued operations, net of tax	—	203
Income from continuing operations	619	535
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	251	198
Amortization	60	58
Amortization of deferred debt issuance costs	4	3
Restructuring expense, net of cash paid	(31)	23
Deferred income taxes	(11)	3
Pension and other postretirement benefit expenses	20	20
Income from equity method investments, net of dividends received	(13)	(18)
Share-based compensation	27	28
Changes in operating assets and liabilities:
Accounts receivable, net	(91)	(65)
Inventories	(157)	(175)
Other assets	(74)	(36)
Accounts payable	145	79
Accrued and other long-term liabilities	2	54
Other, net	23	(20)
Pension contributions	(22)	(15)
Net cash provided by operating activities from continuing operations	752	672
Net cash (used in) provided by operating activities from discontinued operations	(52)	217
Net cash provided by operating activities	700	889
Cash flows from investing activities:
Capital expenditures	(449)	(311)
Proceeds from sale of property / investments	6	2
Cost of business acquisitions, net of cash acquired	(512)	(40)
Cost of technology investments	—	(25)
Settlement of derivatives	(6)	(12)
Net cash used in investing activities from continuing operations	(961)	(386)
Net cash used in investing activities from discontinued operations	—	(77)
Net cash used in investing activities	(961)	(463)
Cash flows from financing activities:
Net repayments under other short-term debt agreements	(15)	(5)
Contingent consideration and deferred acquisition purchase price payments	(5)	(20)
Dividend payments of consolidated affiliates to minority shareholders	—	(10)
Repurchase of ordinary shares	(149)	(289)
Distribution of cash dividends	(117)	(156)
Taxes withheld and paid on employees' restricted share awards	(35)	(33)
Net cash used in financing activities	(321)	(513)
Effect of exchange rate fluctuations on cash, cash equivalents and restricted cash	(44)	41
Decrease in cash, cash equivalents and restricted cash	(626)	(46)
Cash, cash equivalents and restricted cash at beginning of the period	1,597	839
Cash, cash equivalents and restricted cash at end of the period	$971	$793
Cash, cash equivalents and restricted cash of discontinued operations	$—	$78
Cash, cash equivalents and restricted cash of continuing operations	$971	$715
See notes to consolidated financial statements.

APTIV PLC
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (Unaudited)

	Ordinary Shares
	Number of Shares	Amount	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Aptiv Shareholders’ Equity	Noncontrolling Interest	Total Shareholders’ Equity

	(in millions)
Balance at January 1, 2018	266	$3	$1,649	$2,118	$(471)	$3,299	$218	$3,517
Net income	—	—	—	598	—	598	21	619
Other comprehensive loss	—	—	—	—	(151)	(151)	(4)	(155)
Dividends on ordinary shares	—	—	—	(58)	—	(58)	—	(58)
Taxes withheld on employees' restricted share award vestings	—	—	(35)	—	—	(35)	—	(35)
Repurchase of ordinary shares	(2)	—	(9)	(144)	—	(153)	—	(153)
Share-based compensation	1	—	27	—	—	27	—	27
Distribution of Delphi Technologies	—	—	—	5	—	5	—	5
Adjustment for recently adopted accounting pronouncements (Note 2)	—	—	—	(9)	—	(9)	—	(9)
Balance at June 30, 2018	265	$3	$1,632	$2,510	$(622)	$3,523	$235	$3,758
See notes to consolidated financial statements.

APTIV PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
1. GENERAL
General and basis of presentation—“Aptiv,” the “Company,” “we,” “us” and “our” refer to Aptiv PLC, a public limited company which was formed under the laws of Jersey on May 19, 2011 as Delphi Automotive PLC, which together with its subsidiaries acquired certain assets of the former Delphi Corporation (now known as DPH Holdings Corp. (“DPHH”)) and completed an initial public offering on November 22, 2011. On December 4, 2017 (the “Distribution Date”), the Company completed the separation (the “Separation”) of its former Powertrain Systems segment by distributing to Aptiv shareholders on a pro rata basis all of the issued and outstanding ordinary shares of Delphi Technologies PLC (“Delphi Technologies”), a public limited company formed to hold the spun-off business. To effect the Separation, the Company distributed to its shareholders one ordinary share of Delphi Technologies for every three Aptiv ordinary shares outstanding as of November 22, 2017, the record date for the distribution. Following the Separation, the remaining company changed its name to Aptiv PLC and New York Stock Exchange ("NYSE") symbol to "APTV." Also, as a result of the Separation, Delphi Technologies became an independent public company trading on the NYSE under the symbol "DLPH" as of the Distribution Date. Delphi Technologies' historical financial results through the Distribution Date are reflected in the Company’s consolidated financial statements as a discontinued operation, as more fully described in Note 21. Discontinued Operations.
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
Investments in non-consolidated affiliates totaled $56 million and $56 million as of June 30, 2018 and December 31, 2017, respectively, and are classified within other long-term assets in the consolidated balance sheet.
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
Intangible assets—Intangible assets were $1,245 million and $1,219 million as of June 30, 2018 and December 31, 2017, respectively. Aptiv amortizes definite-lived intangible assets over their estimated useful lives. Aptiv has definite-lived intangible assets related to patents and developed technology, customer relationships and trade names. Indefinite-lived in-process research and development intangible assets are not amortized, but are tested for impairment annually, or more frequently when indicators of potential impairment exist, until the completion or abandonment of the associated research and development efforts. Upon completion of the projects, the assets will be amortized over the expected economic life of the asset, which will be determined on that date. Should the project be determined to be abandoned, and if the asset developed has no alternative use, the full value of the asset will be charged to expense. The Company also has intangible assets related to acquired trade names that are classified as indefinite-lived when there are no foreseeable limits on the periods of time over which they are expected to contribute cash flows. These indefinite-lived trade name assets are tested for impairment annually, or more frequently when indicators of potential impairment exist. Costs to renew or extend the term of acquired intangible assets are recognized as expense as incurred. Amortization expense was $30 million and $60 million for the three and six months ended June 30, 2018 and $29 million and $58 million and for the three and six months ended June 30, 2017, respectively.
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
The impairment test involves first qualitatively assessing goodwill for impairment. If the qualitative assessment is not met the Company then performs a quantitative assessment by first comparing the estimated fair value of each reporting unit to its carrying value, including goodwill. Fair value reflects the price a market participant would be willing to pay in a potential sale of the reporting unit. If the estimated fair value exceeds carrying value, then we conclude that no goodwill impairment has occurred. If the carrying value of the reporting unit exceeds its estimated fair value, a second step is required to measure possible goodwill impairment loss. The second step includes hypothetically valuing the tangible and intangible assets and liabilities of the reporting unit as if the reporting unit had been acquired in a business combination. Then, the implied fair value of the reporting unit's goodwill is compared to the carrying value of that goodwill. If the carrying value of the reporting unit's goodwill exceeds the implied fair value of the goodwill, the Company recognizes an impairment loss in an amount equal to the excess, not to exceed the carrying value. There were no indicators of potential goodwill impairment during the six months ended June 30, 2018. Goodwill was $2,157 million and $1,944 million as of June 30, 2018 and December 31, 2017, respectively.
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
Customer concentrations—As reflected in the table below, combined net sales to General Motors Company ("GM") and Volkswagen Group ("VW"), Aptiv's two largest customers, totaled approximately 20% and 19% of our total net sales for the three and six months ended June 30, 2018, respectively, and 24% and 24% for the three and six months ended June 30, 2017, respectively.

	Percentage of Total Net Sales				Accounts and Other Receivables
	Three Months Ended June 30,		Six Months Ended June 30,		June 30, 2018	December 31, 2017
	2018	2017	2018	2017

					(in millions)
GM (1)	11%	15%	11%	15%	$220	$204
VW	9%	9%	8%	9%	161	145

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
Aptiv adopted ASU 2016-16, Accounting for Income Taxes: Intra-Entity Asset Transfers of Assets Other than Inventory, in the first quarter of 2018. This guidance requires that the tax effects of all intra-entity sales of assets other than inventory be recognized in the period in which the transaction occurs. The guidance is to be applied on a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. The adoption of this guidance resulted in an adjustment of $9 million recorded to retained earnings during the six months ended June 30, 2018.
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
Recently issued accounting pronouncements not yet adopted—In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). Under this guidance, lessees will be required to recognize on the balance sheet a lease liability and a right-of-use asset for all leases, with the exception of short-term leases. The lease liability represents the lessee's obligation to make lease payments arising from a lease, and will be measured as the present value of the lease payments. The right-of-use asset represents the lessee’s right to use a specified asset for the lease term, and will be measured at the lease liability amount, adjusted for lease prepayment, lease incentives received and the lessee’s initial direct costs. The standard also requires a lessee to recognize a single lease cost allocated over the lease term, generally on a straight-line basis. The new guidance is effective for fiscal years beginning after December 15, 2018. ASU 2016-02 is required to be applied using the modified retrospective approach for all leases existing as of the effective date and provides for certain practical expedients. Early adoption is permitted. As of December 31, 2017, Aptiv had minimum lease commitments under non-cancellable operating leases totaling approximately $450 million. The adoption of this guidance will result in the addition of right-of-use assets and corresponding lease obligations to the consolidated balance sheet and will not have a material impact on its results of operations or cash flows. As permitted, the Company currently plans to elect the practical expedients upon transition which will retain the lease classification and initial direct costs for leases existing prior to the adoption of this standard. The Company will not reassess whether any contracts which were entered into prior to the adoption of ASU 2016-02 are classified as leases. The Company is in the process of cataloging existing lease contracts and implementing changes to its systems.
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

3. INVENTORIES
Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or net realizable value, including direct material costs and direct and indirect manufacturing costs. A summary of inventories is shown below:

	June 30, 2018	December 31, 2017

	(in millions)
Productive material	$725	$584
Work-in-process	109	100
Finished goods	431	399
Total	$1,265	$1,083

4. ASSETS
Other current assets consisted of the following:

	June 30, 2018	December 31, 2017

	(in millions)
Value added tax receivable	$167	$160
Prepaid insurance and other expenses	96	104
Reimbursable engineering costs	50	33
Notes receivable	25	16
Income and other taxes receivable	51	46
Deposits to vendors	7	8
Derivative financial instruments (Note 14)	7	30
Accounts receivable to be remitted to Delphi Technologies (Note 21)	103	123
Other	—	1
Total	$506	$521

Other long-term assets consisted of the following:

	June 30, 2018	December 31, 2017

	(in millions)
Deferred income taxes, net	$186	$185
Unamortized Revolving Credit Facility debt issuance costs (Note 8)	7	8
Income and other taxes receivable	16	22
Reimbursable engineering costs	103	66
Value added tax receivable	35	37
Equity investments (Note 17)	56	56
Derivative financial instruments (Note 14)	—	8
Other	100	88
Total	$503	$470

5. LIABILITIES
Accrued liabilities consisted of the following:

	June 30, 2018	December 31, 2017

	(in millions)
Payroll-related obligations	$249	$218
Employee benefits, including current pension obligations	80	116
Income and other taxes payable	216	233
Warranty obligations (Note 6)	36	41
Restructuring (Note 7)	64	90
Customer deposits	27	28
Derivative financial instruments (Note 14)	12	15
Accrued interest	39	41
Dividends payable	—	59
Accounts payable to be remitted on behalf of Delphi Technologies (Note 21)	60	132
Other	326	323
Total	$1,109	$1,296

Other long-term liabilities consisted of the following:

	June 30, 2018	December 31, 2017

	(in millions)
Environmental (Note 10)	$3	$4
Extended disability benefits	9	9
Warranty obligations (Note 6)	17	17
Restructuring (Note 7)	36	42
Payroll-related obligations	10	10
Accrued income taxes	175	154
Deferred income taxes, net	268	222
Derivative financial instruments (Note 14)	8	11
Deferred compensation related to nuTonomy acquisition (Note 17)	27	4
Other	68	53
Total	$621	$526

6. WARRANTY OBLIGATIONS
Expected warranty costs for products sold are recognized principally at the time of sale of the product based on an estimate of the amount that eventually will be required to settle such obligations. These accruals are based on factors such as past experience, production changes, industry developments and various other considerations. The estimated costs related to product recalls based on a formal campaign soliciting return of that product are accrued at the time an obligation becomes probable and can be reasonably estimated. These estimates are adjusted from time to time based on facts and circumstances that impact the status of existing claims. Aptiv has recognized its best estimate for its total aggregate warranty reserves, including product recall costs, across all of its operating segments as of June 30, 2018. The Company estimates the reasonably possible amount to ultimately resolve all matters in excess of the recorded reserves as of June 30, 2018 to be zero to $20 million.
The table below summarizes the activity in the product warranty liability for the six months ended June 30, 2018:

Warranty Obligations

(in millions)
Accrual balance at beginning of period	$58
Provision for estimated warranties incurred during the period	20
Changes in estimate for pre-existing warranties	5
Settlements made during the period (in cash or in kind)	(30)
Foreign currency translation and other	—
Accrual balance at end of period	$53
In September 2016, one of the Company's OEM customers initiated a recall to enhance airbag deployment systems in certain vehicles. Aptiv's Advanced Safety and User Experience segment had supplied sensors and related control modules for the airbags in the affected vehicles. During the first quarter of 2017, Aptiv reached an agreement with its customer related to this matter and recognized an incremental $43 million of warranty expense within cost of sales during the six months ended June 30, 2017.

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
As part of Aptiv's continued efforts to optimize its cost structure, it has undertaken several restructuring programs which include workforce reductions as well as plant closures. These programs are primarily focused on the continued rotation of our manufacturing footprint to best cost locations in Europe and on reducing global overhead costs, including programs implemented to realign the Company's organizational structure due to changes in roles and workforce as a result of the spin-off of the former Powertrain Systems segment. The Company recorded employee-related and other restructuring charges related to these programs totaling approximately $15 million and $35 million during the three and six months ended June 30, 2018, respectively, which is primarily comprised of $10 million and $22 million, respectively, recognized for programs focused on the continued rotation of our manufacturing footprint to best cost locations in Europe and reducing overhead costs in the region.
Restructuring costs of approximately $31 million and $83 million were recorded during the three and six months ended June 30, 2017, respectively, which included the recognition of approximately $36 million of employee-related and other costs related to the closure of an Advanced Safety and User Experience Western European manufacturing site, pursuant to the Company's ongoing European footprint rotation strategy.
Restructuring charges for employee separation and termination benefits are paid either over the severance period or in a lump sum in accordance with either statutory requirements or individual agreements. Aptiv incurred cash expenditures related to its restructuring programs of approximately $66 million and $60 million in the six months ended June 30, 2018 and 2017, respectively.
The following table summarizes the restructuring charges recorded for the three and six months ended June 30, 2018 and 2017 by operating segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

	(in millions)
Signal and Power Solutions	$11	$14	$29	$27
Advanced Safety and User Experience	4	17	6	56
Total	$15	$31	$35	$83
The table below summarizes the activity in the restructuring liability for the six months ended June 30, 2018:

	Employee Termination Benefits Liability	Other Exit Costs Liability	Total

	(in millions)
Accrual balance at January 1, 2018	$131	$1	$132
Provision for estimated expenses incurred during the period	35	—	35
Payments made during the period	(65)	(1)	(66)
Foreign currency and other	(1)	—	(1)
Accrual balance at June 30, 2018	$100	$—	$100

8. DEBT
The following is a summary of debt outstanding, net of unamortized issuance costs and discounts, as of June 30, 2018 and December 31, 2017, respectively:

	June 30, 2018	December 31, 2017

	(in millions)
3.15%, senior notes, due 2020 (net of $2 and $2 unamortized issuance costs and $0 and $1 discount, respectively)	$648	$647
4.15%, senior notes, due 2024 (net of $4 and $4 unamortized issuance costs and $1 and $1 discount, respectively)	695	695
1.50%, Euro-denominated senior notes, due 2025 (net of $4 and $4 unamortized issuance costs and $2 and $3 discount, respectively)	803	833
4.25%, senior notes, due 2026 (net of $3 and $4 unamortized issuance costs, respectively)	647	646
1.60%, Euro-denominated senior notes, due 2028 (net of $4 and $4 unamortized issuance costs and $1 and $1 discount, respectively)	573	595
4.40%, senior notes, due 2046 (net of $3 and $3 unamortized issuance costs and $2 and $2 discount, respectively)	295	295
Tranche A Term Loan, due 2021 (net of $1 and $2 unamortized issuance costs, respectively)	391	396
Capital leases and other	37	42
Total debt	4,089	4,149
Less: current portion	(22)	(17)
Long-term debt	$4,067	$4,132
Credit Agreement
Aptiv PLC and its wholly-owned subsidiary Aptiv Corporation entered into a credit agreement (the "Credit Agreement") with JPMorgan Chase Bank, N.A., as administrative agent (the "Administrative Agent"), under which it maintains senior secured credit facilities currently consisting of a term loan (the “Tranche A Term Loan”) and a revolving credit facility of $2.0 billion (the “Revolving Credit Facility”). The Credit Agreement was entered into in March 2011 and has been subsequently amended and restated on several occasions, most recently on August 17, 2016. The 2016 amendment extended the maturity of the Revolving Credit Facility and the Tranche A Term Loan from 2018 to 2021, increased the capacity of the Revolving Credit Facility from $1.5 billion to $2.0 billion and permitted Aptiv PLC to act as a borrower on the Revolving Credit Facility.
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
As of June 30, 2018, there were no amounts drawn on the Revolving Credit Facility and approximately $7 million in letters of credit issued under the Credit Agreement. Letters of credit issued under the Credit Agreement reduce availability under the Revolving Credit Facility.
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

	June 30, 2018		December 31, 2017
	LIBOR plus	ABR plus	LIBOR plus	ABR plus
Revolving Credit Facility	1.10%	0.10%	1.10%	0.10%
Tranche A Term Loan	1.25%	0.25%	1.25%	0.25%
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
The interest rate period with respect to LIBOR interest rate options can be set at one-, two-, three-, or six-months as selected by Aptiv in accordance with the terms of the Credit Agreement (or other period as may be agreed by the applicable lenders). Aptiv may elect to change the selected interest rate option in accordance with the provisions of the Credit Agreement. As of June 30, 2018, Aptiv selected the one-month LIBOR interest rate option on the Tranche A Term Loan, and the rate effective as of June 30, 2018, as detailed in the table below, was based on the Company's current credit rating and the Applicable Rate for the Credit Agreement:

		Borrowings as of
		June 30, 2018	Rate effective as of
	Applicable Rate	(in millions)	June 30, 2018
Tranche A Term Loan	LIBOR plus 1.25%	$392	3.375%
Borrowings under the Credit Agreement are prepayable at Aptiv's option without premium or penalty.
The Credit Agreement contains certain covenants that limit, among other things, the Company’s (and the Company’s subsidiaries’) ability to incur certain additional indebtedness or liens or to dispose of substantially all of its assets. In addition, the Credit Agreement requires that the Company maintain a consolidated leverage ratio (the ratio of Consolidated Total Indebtedness to Consolidated EBITDA, each as defined in the Credit Agreement) of less than 3.50 to 1.0. The Credit Agreement also contains events of default customary for financings of this type. The Company was in compliance with the Credit Agreement covenants as of June 30, 2018.
As of June 30, 2018, all obligations under the Credit Agreement were borrowed by Aptiv Corporation and jointly and severally guaranteed by its direct and indirect parent companies, subject to certain exceptions set forth in the Credit Agreement. Refer to Note 19. Supplemental Guarantor and Non-Guarantor Condensed Consolidating Financial Statements for additional information.
Senior Unsecured Notes
On March 3, 2014, Aptiv Corporation issued $700 million in aggregate principal amount of 4.15% senior unsecured notes due 2024 (the “2014 Senior Notes”) in a transaction registered under the Securities Act. The 2014 Senior Notes were priced at 99.649% of par, resulting in a yield to maturity of 4.193%. The proceeds were primarily utilized to redeem $500 million of 5.875% senior unsecured notes due 2019 and to repay a portion of the Tranche A Term Loan. Aptiv paid approximately $6 million of issuance costs in connection with the 2014 Senior Notes. Interest is payable semi-annually on March 15 and September 15 of each year to holders of record at the close of business on March 1 or September 1 immediately preceding the interest payment date.
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
Although the specific terms of each indenture governing each series of senior notes vary, the indentures contain certain restrictive covenants, including with respect to Aptiv's (and Aptiv's subsidiaries) ability to incur liens, enter into sale and leaseback transactions and merge with or into other entities. As of June 30, 2018, the Company was in compliance with the provisions of all series of the outstanding senior notes.
The 2014 Senior Notes were issued by Aptiv Corporation. The 2014 Senior Notes are fully and unconditionally guaranteed, jointly and severally, by Aptiv PLC and by certain of Aptiv PLC's direct and indirect subsidiaries which are directly or indirectly 100% owned by Aptiv PLC, subject to customary release provisions (other than in the case of Aptiv PLC). The 2015 Euro-denominated Senior Notes, 2015 Senior Notes, 2016 Euro-denominated Senior Notes and 2016 Senior Notes issued by Aptiv PLC are fully and unconditionally guaranteed, jointly and severally, by certain of Aptiv PLC's direct and indirect subsidiaries (including Aptiv Corporation), which are directly or indirectly 100% owned by Aptiv PLC, subject to customary release provisions. Refer to Note 19. Supplemental Guarantor and Non-Guarantor Condensed Consolidating Financial Statements for additional information.
Other Financing
Receivable factoring—Aptiv maintains a €300 million European accounts receivable factoring facility that is available on a committed basis. This facility is accounted for as short-term debt and borrowings are subject to the availability of eligible accounts receivable. Collateral is not required related to these trade accounts receivable. This program renews on a non-committed, indefinite basis unless terminated by either party. Borrowings bear interest at Euro Interbank Offered Rate ("EURIBOR") plus 0.42% for borrowings denominated in Euros. No amounts were outstanding on the European accounts receivable factoring facility as of June 30, 2018 or December 31, 2017.
Capital leases and other—As of June 30, 2018 and December 31, 2017, approximately $37 million and $42 million, respectively, of other debt primarily issued by certain non-U.S. subsidiaries and capital lease obligations was outstanding.
Interest—Cash paid for interest related to debt outstanding totaled $68 million and $63 million for the six months ended June 30, 2018 and 2017, respectively.

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

The amounts shown below reflect the defined benefit pension expense for the three and six months ended June 30, 2018 and 2017:

	Non-U.S. Plans		U.S. Plans

	Three Months Ended June 30,
	2018	2017	2018	2017

	(in millions)
Service cost	$4	$6	$—	$—
Interest cost	7	5	—	1
Expected return on plan assets	(7)	(6)	—	—
Curtailment loss	—	3	—	—
Amortization of actuarial losses	3	2	1	—
Net periodic benefit cost	$7	$10	$1	$1

	Non-U.S. Plans		U.S. Plans

	Six Months Ended June 30,
	2018	2017	2018	2017

	(in millions)
Service cost	$9	$10	$—	$—
Interest cost	14	12	—	1
Expected return on plan assets	(13)	(12)	—	—
Curtailment loss	1	3	—	—
Amortization of actuarial losses	7	5	1	—
Net periodic benefit cost	$18	$18	$1	$1
Other postretirement benefit obligations were approximately $4 million and $4 million at June 30, 2018 and December 31, 2017, respectively.

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
Brazil Matters
Aptiv conducts business operations in Brazil that are subject to the Brazilian federal labor, social security, environmental, tax and customs laws, as well as a variety of state and local laws. While Aptiv believes it complies with such laws, they are complex, subject to varying interpretations, and the Company is often engaged in litigation with government agencies regarding the application of these laws to particular circumstances. As of June 30, 2018, the majority of claims asserted against Aptiv in Brazil relate to such litigation. The remaining claims in Brazil relate to commercial and labor litigation with private parties. As of June 30, 2018, claims totaling approximately $155 million (using June 30, 2018 foreign currency rates) have been asserted against Aptiv in Brazil. As of June 30, 2018, the Company maintains accruals for these asserted claims of $20 million (using June 30, 2018 foreign currency rates). The amounts accrued represent claims that are deemed probable of loss and are reasonably estimable based on the Company’s analyses and assessment of the asserted claims and prior experience with similar matters. While the Company believes its accruals are adequate, the final amounts required to resolve these matters could differ materially from the Company’s recorded estimates and Aptiv’s results of operations could be materially affected. The Company estimates the reasonably possible loss in excess of the amounts accrued related to these claims to be zero to $135 million.
Environmental Matters
Aptiv is subject to the requirements of U.S. federal, state, local and non-U.S. environmental and safety and health laws and regulations. As of June 30, 2018 and December 31, 2017, the undiscounted reserve for environmental investigation and remediation was approximately $4 million (of which $1 million was recorded in accrued liabilities and $3 million was recorded in other long-term liabilities) and $4 million (which was recorded in other long-term liabilities), respectively. Aptiv cannot ensure that environmental requirements will not change or become more stringent over time or that its eventual environmental remediation costs and liabilities will not exceed the amount of its current reserves. In the event that such liabilities were to significantly exceed the amounts recorded, Aptiv’s results of operations could be materially affected. At June 30, 2018, the difference between the recorded liabilities and the reasonably possible range of potential loss was not material.

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

The Company's income tax expense and effective tax rate for the three and six months ended June 30, 2018 and 2017 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

	(dollars in millions)
Income tax expense	$83	$38	$142	$57
Effective tax rate	22%	11%	19%	10%
The Company’s tax rate is affected by the fact that its parent entity was a U.K. resident taxpayer and became an Irish resident taxpayer in April 2018, the tax rates in Ireland, the U.K. and other jurisdictions in which the Company operates, the relative amount of income earned by jurisdiction and the relative amount of losses or income for which no tax benefit or expense was recognized due to a valuation allowance. The Company’s effective tax rate was impacted by unfavorable changes in geographic income mix in 2018 as compared to 2017, primarily due to changes in the underlying business operations.
The Company’s effective tax rate for the three and six months ended June 30, 2018 also includes net discrete tax expense of $21 million and $20 million, respectively, primarily related to a change in the provisional accrual of transition tax for untaxed foreign earnings, as described below, partially offset by changes in reserves and provision to return adjustments. The effective tax rate for the three and six months ended June 30, 2017 includes net discrete tax benefits of $4 million and $12 million, respectively, primarily related to provision to return adjustments, net of related changes in valuation allowances and reserves.
The Tax Cuts and Jobs Act (the "Tax Legislation") was enacted in the United States on December 22, 2017, significantly revising the U.S. corporate income tax by, among other things, lowering corporate income tax rates and imposing a one-time repatriation tax on deemed repatriated earnings of foreign subsidiaries. Pursuant to ASU 2018-05, Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118, the Company recognized the provisional effects of the enactment of the Tax Legislation of approximately $50 million during the year ended December 31, 2017 for which measurement could be reasonably estimated. The impact was primarily the result of increased tax expense due to the one-time deemed repatriation tax and a reduction of our foreign tax credit, partially offset by the favorable impact of the reduced tax rate on the Company’s net deferred tax liabilities. Pursuant to ASU 2018-05, adjustments to the provisional amounts recorded by the Company as of December 31, 2017 that are identified within a subsequent measurement period of up to one year from the enactment date will be included as an adjustment to tax expense from continuing operations in the period the amounts are determined. To-date in 2018, the U.S. Treasury Department and the Internal Revenue Service ("IRS") have issued additional guidance, particularly with respect to computing the transition tax on the untaxed foreign earnings of foreign subsidiaries. During the three months ended June 30, 2018, the Company recorded approximately $25 million to income tax expense as an adjustment to the provisional amounts recorded as of December 31, 2017, primarily related to a reduction of our foreign tax credit as a result of recently issued regulatory guidance. The Company continues to refine its assessment through further analysis of certain aspects of the Tax Legislation and the recently issued guidance. Accordingly, the ultimate impact of the Tax Legislation may differ from these estimates due to its continued analysis or further regulatory guidance that may be issued.
Aptiv PLC was a U.K. resident taxpayer, and became an Irish resident taxpayer in April 2018. As the Company is not a domestic corporation for U.S. federal income tax purposes, it is not subject to U.S. tax on remitted foreign earnings. Aptiv PLC was generally not subject to U.K. tax on the repatriation of foreign earnings and, as a result of its capital structure, believes it will also not be subject to Irish tax on the repatriation of foreign earnings.
Cash paid or withheld for income taxes was $131 million and $126 million for the six months ended June 30, 2018 and 2017, respectively.

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

Weighted Average Shares
The following table illustrates net income per share attributable to Aptiv and the weighted average shares outstanding used in calculating basic and diluted income per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

	(in millions, except per share data)
Numerator:
Income from continuing operations	$291	$297	$598	$517
Income from discontinued operations	—	72	—	187
Net income attributable to Aptiv	$291	$369	$598	$704
Denominator:
Weighted average ordinary shares outstanding, basic	264.81	267.41	265.25	268.30
Dilutive shares related to restricted stock units ("RSUs")	0.67	0.62	0.71	0.48
Weighted average ordinary shares outstanding, including dilutive shares	265.48	268.03	265.96	268.78

Basic net income per share:
Continuing operations	$1.10	$1.11	$2.25	$1.92
Discontinued operations	—	0.27	—	0.70
Basic net income per share attributable to Aptiv	$1.10	$1.38	$2.25	$2.62
Diluted net income per share:
Continuing operations	$1.10	$1.11	$2.25	$1.92
Discontinued operations	—	0.27	—	0.70
Diluted net income per share attributable to Aptiv	$1.10	$1.38	$2.25	$2.62
Anti-dilutive securities share impact	—	—	—	—
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
A summary of the ordinary shares repurchased during the three and six months ended June 30, 2018 and 2017 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Total number of shares repurchased	43,568	1,092,560	1,719,712	3,648,263
Average price paid per share	$91.76	$86.92	$89.24	$78.93
Total (in millions)	$4	$95	$153	$288
As of June 30, 2018, approximately $836 million of share repurchases remained available under the April 2016 share repurchase program. During the period from July 1, 2018 to July 30, 2018, the Company repurchased an additional $6 million worth of shares pursuant to a trading plan with set trading instructions established by the Company. As a result, approximately $830 million of share repurchases remain available under the April 2016 share repurchase program. All repurchased shares were retired, and are reflected as a reduction of ordinary share capital for the par value of the shares, with the excess applied as reductions to additional paid-in-capital and retained earnings.

Dividends
The Company has declared and paid cash dividends per ordinary share during the periods presented as follows:

	Dividend	Amount
	Per Share	(in millions)
2018:
Second quarter	$0.22	$58
First quarter	0.22	59
Total	$0.44	$117
2017:
Fourth quarter	$0.29	$77
Third quarter	0.29	77
Second quarter	0.29	78
First quarter	0.29	78
Total	$1.16	$310
In addition, in July 2018, the Board of Directors declared a regular quarterly cash dividend of $0.22 per ordinary share, payable August 22, 2018 to shareholders of record at the close of business on August 8, 2018.
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

13. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The changes in accumulated other comprehensive income (loss) attributable to Aptiv (net of tax) for the three and six months ended June 30, 2018 and 2017 are shown below. Prior period other comprehensive income includes activity relating to discontinued operations.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

	(in millions)
Foreign currency translation adjustments:
Balance at beginning of period	$(312)	$(714)	$(369)	$(799)
Aggregate adjustment for the period (1)	(185)	100	(128)	185
Balance at end of period	(497)	(614)	(497)	(614)

Gains (losses) on derivatives:
Balance at beginning of period	(19)	28	4	(11)
Other comprehensive income before reclassifications (net tax effect of $4, $5, $0 and $20)	(8)	3	(26)	29
Reclassification to income (net tax effect of $0, $1, $1 and $10)	(2)	1	(7)	14
Balance at end of period	(29)	32	(29)	32

Pension and postretirement plans:
Balance at beginning of period	(105)	(401)	(106)	(405)
Other comprehensive income before reclassifications (net tax effect of $3, $1, $2 and $4)	6	(7)	3	(10)
Reclassification to income (net tax effect of $1, $1, $1 and $3)	3	8	7	15
Balance at end of period	(96)	(400)	(96)	(400)

Accumulated other comprehensive loss, end of period	$(622)	$(982)	$(622)	$(982)

(1)
Includes gains of $90 million and $53 million for the three and six months ended June 30, 2018, and losses of $73 million and $103 million for the three and six months ended June 30, 2017, respectively, related to non-derivative net investment hedges. Refer to Note 14. Derivatives and Hedging Activities for further description of these hedges.

Reclassifications from accumulated other comprehensive income (loss) to income for the three and six months ended June 30, 2018 and 2017 were as follows:

Reclassification Out of Accumulated Other Comprehensive Income (Loss)
Details About Accumulated Other Comprehensive Income Components	Three Months Ended June 30,		Six Months Ended June 30,		Affected Line Item in the Statement of Operations
	2018	2017	2018	2017

	(in millions)
Gains (losses) on derivatives:
Commodity derivatives	$6	$2	$15	$3	Cost of sales
Foreign currency derivatives	(4)	(4)	(9)	(27)	Cost of sales
	2	(2)	6	(24)	Income before income taxes
	—	1	1	10	Income tax expense
	2	(1)	7	(14)	Net income
	—	—	—	—	Net income attributable to noncontrolling interest
	$2	$(1)	$7	$(14)	Net income attributable to Aptiv

Pension and postretirement plans:
Actuarial losses	$(4)	$(9)	$(8)	$(18)	Other income (expense), net (1)
	(4)	(9)	(8)	(18)	Income before income taxes
	1	1	1	3	Income tax expense
	(3)	(8)	(7)	(15)	Net income
	—	—	—	—	Net income attributable to noncontrolling interest
	$(3)	$(8)	$(7)	$(15)	Net income attributable to Aptiv

Total reclassifications for the period	$(1)	$(9)	$—	$(29)

(1)	These accumulated other comprehensive loss components are included in the computation of net periodic pension cost (see Note 9. Pension Benefits for additional details).

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

As of June 30, 2018, the Company had the following outstanding notional amounts related to commodity and foreign currency forward and option contracts designated as cash flow hedges that were entered into to hedge forecasted exposures:

Commodity	Quantity Hedged	Unit of Measure	Notional Amount (Approximate USD Equivalent)

	(in thousands)		(in millions)
Copper	70,508	pounds	$220

Foreign Currency	Quantity Hedged	Unit of Measure	Notional Amount (Approximate USD Equivalent)

	(in millions)
Mexican Peso	12,157	MXN	$600
Chinese Yuan Renminbi	2,098	RMB	315
Polish Zloty	420	PLN	110
New Turkish Lira	83	TRY	20
The Company had additional foreign currency forward contracts designated as cash flow hedges with notional amounts that individually amounted to less than $10 million. As of June 30, 2018, Aptiv has entered into derivative instruments to hedge cash flows extending out to June 2020.
Gains and losses on derivatives qualifying as cash flow hedges are recorded in other comprehensive income ("OCI"), to the extent that hedges are effective, until the underlying transactions are recognized in earnings. Unrealized amounts in accumulated OCI will fluctuate based on changes in the fair value of hedge derivative contracts at each reporting period. Net losses on cash flow hedges included in accumulated OCI as of June 30, 2018 were $20 million ($7 million, net of tax). Of this total, approximately $12 million of losses are expected to be included in cost of sales within the next 12 months and $8 million of losses are expected to be included in cost of sales in subsequent periods. Cash flow hedges are discontinued when Aptiv determines it is no longer probable that the originally forecasted transactions will occur. The amount included in cost of sales related to hedge ineffectiveness was insignificant for the three and six months ended June 30, 2018 and 2017. Cash flows from derivatives used to manage commodity and foreign exchange risks designated as cash flow hedges are classified as operating activities within the consolidated statement of cash flows.
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
Since the first quarter of 2016, the Company has entered into a series of forward contracts, each of which have been designated as net investment hedges of the foreign currency exposure of the Company's investments in certain Chinese Yuan Renminbi ("RMB")-denominated subsidiaries. In December 2016, the Company entered into a forward contract with a notional amount of 1.8 billion RMB (approximately $265 million, using December 31, 2016 foreign currency rates), which matured in June 2017, and the Company paid $12 million at settlement. In June 2017, the Company entered into a forward contract with a notional amount of 2.4 billion RMB (approximately $345 million, using June 30, 2017 foreign currency rates), which matured in December 2017, and the Company paid $16 million at settlement. In December 2017, the Company entered into a forward contract with a notional amount of 1.9 billion RMB (approximately $290 million, using December 31, 2017 foreign currency rates), which matured in June 2018, and the Company paid $10 million at settlement. In June 2018, the Company entered into a forward contract with a notional amount of 486 million RMB (approximately $75 million, using June 30, 2018 foreign currency rates), which matures in December 2018. Refer to the tables below for details of the fair value recorded in the consolidated balance sheet and the effects recorded in the consolidated statement of comprehensive income related to these derivative instruments.

The Company has designated the €700 million 2015 Euro-denominated Senior Notes and the €500 million 2016 Euro-denominated Senior Notes, as more fully described in Note 8. Debt, as net investment hedges of the foreign currency exposure of its investments in certain Euro-denominated subsidiaries. Due to changes in the value of the Euro-denominated debt instruments designated as net investment hedges, during the three and six months ended June 30, 2018, $90 million and $53 million, respectively, of gains were recognized within the cumulative translation adjustment component of OCI. During the three and six months ended June 30, 2017, $73 million and $103 million, respectively, of losses were recognized within the cumulative translation adjustment component of OCI. Cumulative losses included in accumulated OCI on these net investment hedges were $64 million as of June 30, 2018 and $117 million as of December 31, 2017. There were no amounts reclassified or recognized for ineffectiveness during the three and six months ended June 30, 2018 or 2017.
Derivatives Not Designated as Hedges
In certain occasions the Company enters into certain foreign currency and commodity contracts that are not designated as hedges. When hedge accounting is not applied to derivative contracts, gains and losses are recorded to other income (expense), net and cost of sales in the consolidated statement of operations.
In conjunction with the acquisition of KUM, as more fully disclosed in Note 17. Acquisitions and Divestitures, in March 2018, the Company entered into forward contracts, requiring no initial net investment, with notional amounts totaling 559 billion South Korean Won ("KRW") (approximately $520 million using March 1, 2018 foreign currency rates) to hedge portions of the currency risk associated with the cash payment for the acquisition. Pursuant to the requirements of ASC 815, Derivatives and Hedging, the forwards did not qualify as hedges for accounting purposes, and therefore, changes in the fair value of the forwards were recognized in other income (expense), net. In conjunction with the closing of the acquisition, Aptiv settled the forward contracts in the second quarter of 2018 and received $4 million, which is reflected within investing activities from continuing operations in the consolidated statement of cash flows. During the three and six months ended June 30, 2018, the change in fair value resulted in a pre-tax loss of $7 million and a pre-tax gain of $4 million, respectively, included within other income (expense), net in the consolidated statement of operations.
Fair Value of Derivative Instruments in the Balance Sheet
The fair value of derivative financial instruments recorded in the consolidated balance sheets as of June 30, 2018 and December 31, 2017 are as follows:

	Asset Derivatives		Liability Derivatives		Net Amounts of Assets and (Liabilities) Presented in the Balance Sheet
	Balance Sheet Location	June 30, 2018	Balance Sheet Location	June 30, 2018	June 30, 2018

	(in millions)
Derivatives designated as cash flow hedges:
Commodity derivatives	Other current assets	$4	Accrued liabilities	$—
Foreign currency derivatives*	Other current assets	2	Other current assets	1	$1
Foreign currency derivatives*	Accrued liabilities	3	Accrued liabilities	15	(12)
Commodity derivatives	Other long-term assets	—	Other long-term liabilities	3
Foreign currency derivatives*	Other long-term assets	1	Other long-term assets	1	—
Foreign currency derivatives*	Other long-term liabilities	—	Other long-term liabilities	5	(5)
Derivatives designated as net investment hedges:
Foreign currency derivatives	Other current assets	2	Accrued liabilities	—
Total derivatives designated as hedges		$12		$25

	Asset Derivatives		Liability Derivatives		Net Amounts of Assets and (Liabilities) Presented in the Balance Sheet
	Balance Sheet Location	December 31, 2017	Balance Sheet Location	December 31, 2017	December 31, 2017

	(in millions)
Derivatives designated as cash flow hedges:
Commodity derivatives	Other current assets	$27	Accrued liabilities	$—
Foreign currency derivatives*	Other current assets	3	Other current assets	—	$3
Foreign currency derivatives*	Accrued liabilities	7	Accrued liabilities	17	(10)
Commodity derivatives	Other long-term assets	8	Other long-term liabilities	—
Foreign currency derivatives*	Other long-term liabilities	—	Other long-term liabilities	11	(11)
Derivatives designated as net investment hedges:
Foreign currency derivatives	Other current assets	—	Accrued liabilities	5
Total derivatives designated as hedges		$45		$33

*
Derivative instruments within this category are subject to master netting arrangements and are presented on a net basis in the consolidated balance sheets in accordance with accounting guidance related to the offsetting of amounts related to certain contracts.

The fair value of Aptiv’s derivative financial instruments was in a net liability position as of June 30, 2018 and a net asset position as of December 31, 2017.
Effect of Derivatives on the Statement of Operations and Statement of Comprehensive Income
The pre-tax effect of derivative financial instruments in the consolidated statement of operations and consolidated statement of comprehensive income for the three months ended June 30, 2018 is as follows:

Three Months Ended June 30, 2018	(Loss) Gain Recognized in OCI (Effective Portion)	Gain (Loss) Reclassified from OCI into Income (Effective Portion)	Gain Recognized in Income (Ineffective Portion Excluded from Effectiveness Testing)

	(in millions)
Derivatives designated as cash flow hedges:
Commodity derivatives	$(2)	$6	$—
Foreign currency derivatives	(19)	(4)	—
Derivatives designated as net investment hedges:
Foreign currency derivatives	9	—	—
Total	$(12)	$2	$—

Loss Recognized in Income

(in millions)
Derivatives not designated:
Foreign currency derivatives	$(8)
Total	$(8)

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
The pre-tax effect of derivative financial instruments in the consolidated statement of operations and consolidated statement of comprehensive income for the six months ended June 30, 2018 is as follows:

Six Months Ended June 30, 2018	Loss Recognized in OCI (Effective Portion)	Gain (Loss) Reclassified from OCI into Income (Effective Portion)	Gain Recognized in Income (Ineffective Portion Excluded from Effectiveness Testing)

	(in millions)
Derivatives designated as cash flow hedges:
Commodity derivatives	$(19)	$15	$—
Foreign currency derivatives	(3)	(9)	—
Derivatives designated as net investment hedges:
Foreign currency derivatives	(4)	—	—
Total	$(26)	$6	$—

Gain Recognized in Income

(in millions)
Derivatives not designated:
Foreign currency derivatives	$2
Total	$2

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
The gain or loss reclassified from OCI into income for the effective portion of designated derivative instruments and the gain or loss recognized in income for the ineffective portion of designated derivative instruments excluded from effectiveness testing were recorded to other income (expense), net and cost of sales in the consolidated statements of operations for the three and six months ended June 30, 2018 and 2017. The gain or loss recognized in income for non-designated derivative instruments was recorded to other income (expense), net and cost of sales in the consolidated statements of operations for the three and six months ended June 30, 2018 and 2017.

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
As of June 30, 2018 and December 31, 2017, Aptiv was in a net derivative liability position of $13 million and a net derivative asset position of $12 million, respectively, and no significant adjustments were recorded for nonperformance risk based on the application of peer companies’ CDS rates, evaluation of our own nonperformance risk and because Aptiv’s exposures were to counterparties with investment grade credit ratings. Refer to Note 14. Derivatives and Hedging Activities for further information regarding derivatives.
Contingent consideration—As described in Note 17. Acquisitions and Divestitures, as of June 30, 2018, additional contingent consideration may be earned as a result of Aptiv's acquisition agreements for nuTonomy, Inc. ("nuTonomy"),

Movimento Group ("Movimento"), Control-Tec LLC ("Control-Tec") and Ottomatika, Inc. ("Ottomatika"). The liability for contingent consideration is estimated as of the date of the acquisition and is recorded as part of the purchase price, and is subsequently re-measured to fair value at each reporting date, based on a probability-weighted discounted cash flow analysis using a rate that reflects the uncertainty surrounding the expected outcomes, which the Company believes is appropriate and representative of market participant assumptions. The measurement of the liability for contingent consideration is based on significant inputs that are not observable in the market, and is therefore classified as a Level 3 measurement in accordance with ASU Topic 820-10-35. Examples of utilized unobservable inputs are estimated future earnings of the acquired businesses and applicable discount rates. The estimate of the liability may fluctuate if there are changes in the forecast of the acquired businesses' future earnings, as a result of actual earnings levels achieved or in the discount rates used to determine the present value of contingent future cash flows. As of June 30, 2018, the range of periods in which the earn-out provisions may be achieved is from 2018 to 2020. The Company regularly reviews these assumptions and makes adjustments to the fair value measurements as required by facts and circumstances.
As of June 30, 2018 and December 31, 2017, the liability for contingent consideration was $28 million (of which $3 million was classified within other current liabilities and $25 million was classified within other long-term liabilities) and $33 million (of which $7 million was classified within other current liabilities and $26 million was classified within other long-term liabilities). Adjustments to this liability for interest accretion are recognized in interest expense, and any other changes in the fair value of this liability are recognized within other income (expense), net in the consolidated statement of operations.
The changes in the contingent consideration liability classified as a Level 3 measurement for the six months ended June 30, 2018 were as follows:

Contingent Consideration Liability

(in millions)
Fair value at beginning of period	$33
Additions	—
Payments	(5)
Interest accretion	—
Fair value at end of period	$28
During the six months ended June 30, 2018 and 2017, the Company paid $5 million and $20 million, respectively, of contingent consideration based on the actual level of earnings of the acquired businesses during the contractual earn-out period.
As of June 30, 2018 and December 31, 2017, Aptiv had the following assets measured at fair value on a recurring basis:

	Total	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3

	(in millions)
As of June 30, 2018:
Commodity derivatives	$4	$—	$4	$—
Foreign currency derivatives	3	—	3	—
Total	$7	$—	$7	$—
As of December 31, 2017:
Commodity derivatives	$35	$—	$35	$—
Foreign currency derivatives	3	—	3	—
Total	$38	$—	$38	$—

As of June 30, 2018 and December 31, 2017, Aptiv had the following liabilities measured at fair value on a recurring basis:

	Total	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3

	(in millions)
As of June 30, 2018:
Commodity derivatives	$3	$—	$3	$—
Foreign currency derivatives	17	—	17	—
Contingent consideration	28	—	—	28
Total	$48	$—	$20	$28
As of December 31, 2017:
Foreign currency derivatives	$26	$—	$26	$—
Contingent consideration	33	—	—	33
Total	$59	$—	$26	$33
Non-derivative financial instruments—Aptiv's non-derivative financial instruments include cash and cash equivalents, accounts and notes receivable, accounts payable, as well as debt, which consists of its accounts receivable factoring arrangement, capital leases and other debt issued by Aptiv’s non-U.S. subsidiaries, the Revolving Credit Facility, the Tranche A Term Loan and all series of outstanding senior notes. The fair value of debt is based on quoted market prices for instruments with public market data or significant other observable inputs for instruments without a quoted public market price (Level 2). As of June 30, 2018 and December 31, 2017, total debt was recorded at $4,089 million and $4,149 million, respectively, and had estimated fair values of $4,068 million and $4,289 million, respectively. For all other financial instruments recorded at June 30, 2018 and December 31, 2017, fair value approximates book value.
Fair Value Measurements on a Nonrecurring Basis
In addition to items that are measured at fair value on a recurring basis, Aptiv also has items in its balance sheet that are measured at fair value on a nonrecurring basis. As these items are not measured at fair value on a recurring basis, they are not included in the tables above. Nonfinancial assets and liabilities that are measured at fair value on a nonrecurring basis include certain long-lived assets, equity investments, intangible assets, asset retirement obligations, share-based compensation and liabilities for exit or disposal activities measured at fair value upon initial recognition. During the six months ended June 30, 2018 and 2017, Aptiv recorded non-cash asset impairment charges totaling $1 million and $1 million, respectively, within cost of sales related to declines in the fair values of certain fixed assets. Fair value of long-lived assets is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved and a review of appraisals. As such, Aptiv has determined that the fair value measurements of long-lived assets fall in Level 3 of the fair value hierarchy.

16. OTHER INCOME, NET
Other income (expense), net included:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

	(in millions)
Interest income	$7	$1	$12	$2
Components of net periodic benefit cost other than service cost (Note 9)	(4)	(5)	(10)	(9)
Reserve for Unsecured Creditors litigation	—	17	—	(10)
Costs associated with acquisitions	(16)	—	(5)	—
Other, net	6	(5)	26	2
Other (expense) income, net	$(7)	$8	$23	$(15)

During the three months ended June 30, 2018, Aptiv incurred approximately $9 million in transaction costs related to the acquisition of KUM and, as further discussed in Note 14. Derivatives and Hedging Activities, recorded a loss of $7 million and a gain of $4 million during the three and six months ended June 30, 2018, respectively, on forward contracts entered into in order to hedge portions of the currency risk associated with the cash payment for the acquisition of KUM, which are reflected within costs associated with acquisitions in the above table. Also, as further discussed in Note 21. Discontinued Operations, during the three and six months ended June 30, 2018, Aptiv recorded $3 million and $6 million, respectively, for certain fees earned pursuant to the transition services agreement in connection with the Separation of the Company's former Powertrain Systems segment.
As further discussed in Note 10. Commitments and Contingencies, during the three months ended March 31, 2017, Aptiv recorded an incremental reserve of $27 million as a result of a ruling in the Unsecured Creditors litigation related to pre-judgment interest, which was in addition to the Company's previously recorded reserve of $300 million to other expense during the year ended December 31, 2016 related to this matter. During the three months ended June 30, 2017, Aptiv and the plaintiffs entered into an agreement to settle this matter for $310 million which Aptiv subsequently paid in July 2017. The $17 million portion of the Company's previously recorded reserve that was not included in the terms of the settlement agreement was recorded to other income during the three months ended June 30, 2017.

17. ACQUISITIONS AND DIVESTITURES
Acquisition of KUM
On June 14, 2018, Aptiv acquired 100% of the equity interests of KUM, a specialized manufacturer of connectors for the automotive industry, for total consideration of $523 million. The results of operations of KUM are reported within the Signal and Power Solutions segment from the date of acquisition. The Company acquired KUM utilizing cash on hand.
The acquisition was accounted for as a business combination, with the total purchase price allocated on a preliminary basis using information available, in the second quarter of 2018. The preliminary purchase price and related allocation to the acquired net assets of KUM based on their estimated fair values is shown below (in millions):
Assets acquired and liabilities assumed

Purchase price, cash consideration, net of cash acquired	$512
Debt and pension liabilities assumed	11
Total consideration, net of cash acquired	$523

Property, plant and equipment	$123
Intangible assets	110
Other assets, net	17
Identifiable net assets acquired	250
Goodwill resulting from purchase	273
Total purchase price allocation	$523
Intangible assets primarily include amounts recognized for the fair value of customer-based assets, which will be amortized over their estimated useful lives of approximately 9 years. The estimated fair value of these assets was based on third-party valuations and management's estimates, generally utilizing income and market approaches. Goodwill recognized in this transaction is primarily attributable to synergies expected to arise after the acquisition and the assembled workforce of KUM.
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

Acquisition of nuTonomy, Inc.
On November 21, 2017, Aptiv acquired 100% of the equity interests of nuTonomy, Inc. ("nuTonomy"), a leading provider of autonomous driving software and technology, for total consideration of up to $454 million. Of the total consideration, $284 million of the purchase price was paid at closing, subject to certain post-closing adjustments. An additional $109 million of the purchase price will vest to certain selling shareholders in annual installments over a three-year period from the acquisition date, subject to such shareholders' compliance with certain employment conditions. Of the $109 million, approximately $7 million is payable after one year and approximately $51 million is payable after each of the second and third years following the acquisition date. These remaining installments will be recorded as a component of cost of sales ratably over the respective installment period.
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
Acquisition of Winchester Interconnect
In July 2018, Aptiv agreed to acquire Winchester Interconnect ("Winchester"), a leading provider of custom engineered interconnect solutions for harsh environment applications, for total consideration of approximately $650 million. The acquisition is subject to the satisfaction of customary closing conditions and the receipt of regulatory and other approvals, and is expected to close by the end of 2018. The Company expects to acquire Winchester primarily utilizing cash on hand. Upon completion, Winchester will become part of the Signal and Power Solutions segment.
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
As of June 30, 2018, the Company had the following technology investments, which are classified within other long-term assets in the consolidated balance sheet:

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
In connection with the Separation, in 2017 the Company made adjustments to the number of unvested RSUs with the intention of preserving the intrinsic value of the recipient's awards prior to the Separation. Accordingly, the number of RSUs underlying each unvested award outstanding as of the date of the Separation was multiplied by a factor of 1.17, and the related grant date fair value was divided by a factor of 1.17, which resulted in no increase in the intrinsic value of awards outstanding. The RSUs continue to vest in accordance with their original vesting period. These adjustments to the Company’s share-based compensation awards did not result in additional compensation expense.
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

(3)
Relative total shareholder return is measured by comparing the average closing price per share of the Company’s ordinary shares for the specified trading days in the fourth quarter of the end of the performance period to the average closing price per share of the Company’s ordinary shares for the specified trading days in the fourth quarter of the year preceding the grant, including dividends, and assessed against a comparable measure of competitor and peer group companies.

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

A summary of RSU activity, including award grants, vesting and forfeitures is provided below:

	RSUs	Weighted Average Grant Date Fair Value
	(in thousands)
Nonvested, January 1, 2018	1,807	$68.66
Granted	749	96.47
Vested	(416)	66.37
Forfeited	(72)	67.48
Nonvested, June 30, 2018	2,068	79.15
Aptiv recognized compensation expense from continuing operations of $14 million ($12 million, net of tax) and $15 million ($13 million, net of tax) based on the Company’s best estimate of ultimate performance against the respective targets during the three months ended June 30, 2018 and 2017, respectively. Aptiv recognized compensation expense from continuing operations of $27 million ($24 million, net of tax) and $28 million ($24 million, net of tax) based on the Company’s best estimate of ultimate performance against the respective targets during the six months ended June 30, 2018 and 2017, respectively. Aptiv will continue to recognize compensation expense, based on the grant date fair value of the awards applied to the Company’s best estimate of ultimate performance against the respective targets, over the requisite vesting periods of the awards. Based on the grant date fair value of the awards and the Company’s best estimate of ultimate performance against the respective targets as of June 30, 2018, unrecognized compensation expense on a pre-tax basis of approximately $95 million is anticipated to be recognized over a weighted average period of approximately 2 years. For the six months ended June 30, 2018 and 2017, respectively, approximately $35 million and $33 million of cash was paid and reflected as a financing activity in the statements of cash flows related to the minimum statutory tax withholding for vested RSUs.

19. SUPPLEMENTAL GUARANTOR AND NON-GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
Basis of Presentation
Notes Issued by the Subsidiary Issuer
As described in Note 8. Debt, Aptiv Corporation (the "Subsidiary Issuer/Guarantor"), a 100% owned subsidiary of Aptiv PLC (the "Parent"), issued the 2014 Senior Notes, which were registered under the Securities Act, and is the borrower of obligations under the Credit Agreement. The 2014 Senior Notes and obligations under the Credit Agreement are fully and unconditionally guaranteed by Aptiv PLC and certain of Aptiv PLC's direct and indirect subsidiary companies, which are directly or indirectly 100% owned by Aptiv PLC (the “Subsidiary Guarantors”), on a joint and several basis, subject to customary release provisions (other than in the case of Aptiv PLC). All other consolidated direct and indirect subsidiaries of Aptiv PLC are not subject to the guarantees (“Non-Guarantor Subsidiaries”).
Notes Issued by the Parent
As described in Note 8. Debt, Aptiv PLC issued the 2015 Senior Notes, the 2015 Euro-denominated Senior Notes, the 2016 Euro-denominated Senior Notes and the 2016 Senior Notes, each of which were registered under the Securities Act. Each series of these senior notes are fully and unconditionally guaranteed on a joint and several basis, subject to customary release provisions, by certain of Aptiv PLC's direct and indirect subsidiary companies (the “Subsidiary Guarantors”), and Aptiv Corporation, each of which are directly or indirectly 100% owned by Aptiv PLC. All other consolidated direct and indirect subsidiaries of Aptiv PLC are not subject to the guarantees (“Non-Guarantor Subsidiaries”).
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
The historical presentation of the supplemental guarantor and non-guarantor condensed consolidating financial statements have been revised to be consistent with the presentation of the entities that comprise the structure of the Subsidiary Guarantors as of June 30, 2018.

Statement of Operations Three Months Ended June 30, 2018

	Parent	Subsidiary Guarantors	Subsidiary Issuer/Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated

	(in millions)
Net sales	$—	$—	$—	$3,684	$—	$3,684
Operating expenses:
Cost of sales	—	—	—	2,958	—	2,958
Selling, general and administrative	19	—	—	241	—	260
Amortization	—	—	—	30	—	30
Restructuring	—	—	—	15	—	15
Total operating expenses	19	—	—	3,244	—	3,263
Operating (loss) income	(19)	—	—	440	—	421
Interest (expense) income	(33)	(24)	(47)	(2)	70	(36)
Other income (expense), net	—	1	1	61	(70)	(7)
(Loss) income from continuing operations before income taxes and equity income	(52)	(23)	(46)	499	—	378
Income tax benefit (expense)	—	—	10	(93)	—	(83)
(Loss) income from continuing operations before equity income	(52)	(23)	(36)	406	—	295
Equity in net income of affiliates	—	—	—	8	—	8
Equity in net income (loss) of subsidiaries	343	253	(80)	—	(516)	—
Income (loss) from continuing operations	291	230	(116)	414	(516)	303
Income from discontinued operations, net of tax	—	—	—	—	—	—
Net income (loss)	291	230	(116)	414	(516)	303
Net income attributable to noncontrolling interest	—	—	—	12	—	12
Net income (loss) attributable to Aptiv	$291	$230	$(116)	$402	$(516)	$291
Statement of Operations Six Months Ended June 30, 2018

	Parent	Subsidiary Guarantors	Subsidiary Issuer/Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated

	(in millions)
Net sales	$—	$—	$—	$7,314	$—	$7,314
Operating expenses:
Cost of sales	—	—	—	5,905	—	5,905
Selling, general and administrative	15	—	—	504	—	519
Amortization	—	—	—	60	—	60
Restructuring	—	—	—	35	—	35
Total operating expenses	15	—	—	6,504	—	6,519
Operating (loss) income	(15)	—	—	810	—	795
Interest (expense) income	(94)	(31)	(90)	(3)	148	(70)
Other income (expense), net	—	1	1	169	(148)	23
(Loss) income from continuing operations before income taxes and equity income	(109)	(30)	(89)	976	—	748
Income tax benefit (expense)	—	—	20	(162)	—	(142)
(Loss) income from continuing operations before equity income	(109)	(30)	(69)	814	—	606
Equity in net income of affiliates	—	—	—	13	—	13
Equity in net income (loss) of subsidiaries	707	624	(88)	—	(1,243)	—
Income (loss) from continuing operations	598	594	(157)	827	(1,243)	619
Income from discontinued operations, net of tax	—	—	—	—	—	—
Net income (loss)	598	594	(157)	827	(1,243)	619
Net income attributable to noncontrolling interest	—	—	—	21	—	21
Net income (loss) attributable to Aptiv	$598	$594	$(157)	$806	$(1,243)	$598

Statement of Operations Three Months Ended June 30, 2017

	Parent	Subsidiary Guarantors	Subsidiary Issuer/Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated

	(in millions)
Net sales	$—	$—	$—	$3,153	$—	$3,153
Operating expenses:
Cost of sales	—	—	—	2,498	—	2,498
Selling, general and administrative	29	—	—	202	—	231
Amortization	—	—	—	29	—	29
Restructuring	—	—	—	31	—	31
Total operating expenses	29	—	—	2,760	—	2,789
Operating (loss) income	(29)	—	—	393	—	364
Interest (expense) income	(63)	(1)	(43)	(4)	76	(35)
Other income (expense), net	—	56	—	28	(76)	8
(Loss) income from continuing operations before income taxes and equity income	(92)	55	(43)	417	—	337
Income tax benefit (expense)	1	—	16	(55)	—	(38)
(Loss) income from continuing operations before equity income	(91)	55	(27)	362	—	299
Equity in net income of affiliates	—	—	—	7	—	7
Equity in net income (loss) of subsidiaries	460	405	49	—	(914)	—
Income (loss) from continuing operations	369	460	22	369	(914)	306
Income from discontinued operations, net of tax	—	—	—	80	—	80
Net income (loss)	369	460	22	449	(914)	386
Net income attributable to noncontrolling interest	—	—	—	17	—	17
Net income (loss) attributable to Aptiv	$369	$460	$22	$432	$(914)	$369
Statement of Operations Six Months Ended June 30, 2017

	Parent	Subsidiary Guarantors	Subsidiary Issuer/Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated

	(in millions)
Net sales	$—	$—	$—	$6,296	$—	$6,296
Operating expenses:
Cost of sales	—	—	—	5,042	—	5,042
Selling, general and administrative	35	—	—	421	—	456
Amortization	—	—	—	58	—	58
Restructuring	—	—	—	83	—	83
Total operating expenses	35	—	—	5,604	—	5,639
Operating (loss) income	(35)	—	—	692	—	657
Interest (expense) income	(122)	(4)	(86)	(5)	149	(68)
Other income (expense), net	—	66	1	67	(149)	(15)
(Loss) income from continuing operations before income taxes and equity income	(157)	62	(85)	754	—	574
Income tax benefit (expense)	1	—	31	(89)	—	(57)
(Loss) income from continuing operations before equity income	(156)	62	(54)	665	—	517
Equity in net income of affiliates	—	—	—	18	—	18
Equity in net income (loss) of subsidiaries	860	798	19	—	(1,677)	—
Income (loss) from continuing operations	704	860	(35)	683	(1,677)	535
Income from discontinued operations, net of tax	—	—	—	203	—	203
Net income (loss)	704	860	(35)	886	(1,677)	738
Net income attributable to noncontrolling interest	—	—	—	34	—	34
Net income (loss) attributable to Aptiv	$704	$860	$(35)	$852	$(1,677)	$704

Statement of Comprehensive Income Three Months Ended June 30, 2018

	Parent	Subsidiary Guarantors	Subsidiary Issuer/Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated

	(in millions)
Net income (loss)	$291	$230	$(116)	$414	$(516)	$303
Other comprehensive income (loss):
Currency translation adjustments	90	—	—	(283)	—	(193)
Net change in unrecognized loss on derivative instruments, net of tax	—	—	—	(10)	—	(10)
Employee benefit plans adjustment, net of tax	—	—	—	9	—	9
Other comprehensive income (loss)	90	—	—	(284)	—	(194)
Equity in other comprehensive (loss) income of subsidiaries	(276)	(125)	(20)	—	421	—
Comprehensive income (loss)	105	105	(136)	130	(95)	109
Comprehensive income attributable to noncontrolling interests	—	—	—	4	—	4
Comprehensive income (loss) attributable to Aptiv	$105	$105	$(136)	$126	$(95)	$105
Statement of Comprehensive Income Six Months Ended June 30, 2018

	Parent	Subsidiary Guarantors	Subsidiary Issuer/Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated

	(in millions)
Net income (loss)	$598	$594	$(157)	$827	$(1,243)	$619
Other comprehensive income (loss):
Currency translation adjustments	53	—	—	(185)	—	(132)
Net change in unrecognized loss on derivative instruments, net of tax	—	—	—	(33)	—	(33)
Employee benefit plans adjustment, net of tax	—	—	—	10	—	10
Other comprehensive income (loss)	53	—	—	(208)	—	(155)
Equity in other comprehensive (loss) income of subsidiaries	(204)	(147)	1	—	350	—
Comprehensive income (loss)	447	447	(156)	619	(893)	464
Comprehensive income attributable to noncontrolling interests	—	—	—	17	—	17
Comprehensive income (loss) attributable to Aptiv	$447	$447	$(156)	$602	$(893)	$447

Statement of Comprehensive Income Three Months Ended June 30, 2017

	Parent	Subsidiary Guarantors	Subsidiary Issuer/Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated

	(in millions)
Net income (loss)	$369	$460	$22	$449	$(914)	$386
Other comprehensive (loss) income:
Currency translation adjustments	(73)	—	—	176	—	103
Net change in unrecognized gain on derivative instruments, net of tax	—	—	—	4	—	4
Employee benefit plans adjustment, net of tax	—	—	—	1	—	1
Other comprehensive (loss) income	(73)	—	—	181	—	108
Equity in other comprehensive income (loss) of subsidiaries	178	14	13	—	(205)	—
Comprehensive income (loss)	474	474	35	630	(1,119)	494
Comprehensive income attributable to noncontrolling interests	—	—	—	20	—	20
Comprehensive income (loss) attributable to Aptiv	$474	$474	$35	$610	$(1,119)	$474
Statement of Comprehensive Income Six Months Ended June 30, 2017

	Parent	Subsidiary Guarantors	Subsidiary Issuer/Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated

	(in millions)
Net income (loss)	$704	$860	$(35)	$886	$(1,677)	$738
Other comprehensive (loss) income:
Currency translation adjustments	(103)	—	—	292	—	189
Net change in unrecognized gain on derivative instruments, net of tax	—	—	—	43	—	43
Employee benefit plans adjustment, net of tax	—	—	—	5	—	5
Other comprehensive (loss) income	(103)	—	—	340	—	237
Equity in other comprehensive income (loss) of subsidiaries	336	77	61	—	(474)	—
Comprehensive income (loss)	937	937	26	1,226	(2,151)	975
Comprehensive income attributable to noncontrolling interests	—	—	—	38	—	38
Comprehensive income (loss) attributable to Aptiv	$937	$937	$26	$1,188	$(2,151)	$937

Balance Sheet as of June 30, 2018

	Parent	Subsidiary Guarantors	Subsidiary Issuer/Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated

	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$2	$—	$—	$968	$—	$970
Restricted cash	—	—	—	1	—	1
Accounts receivable, net	—	—	—	2,598	—	2,598
Intercompany receivables, current	6	15	2,088	3,884	(5,993)	—
Inventories	—	—	—	1,265	—	1,265
Other current assets	—	—	—	506	—	506
Total current assets	8	15	2,088	9,222	(5,993)	5,340
Long-term assets:
Intercompany receivables, long-term	—	—	768	1,432	(2,200)	—
Property, net	—	—	—	2,972	—	2,972
Investments in affiliates	—	—	—	99	—	99
Investments in subsidiaries	6,606	10,408	2,012	—	(19,026)	—
Intangible assets, net	—	—	—	3,402	—	3,402
Other long-term assets	60	—	7	436	—	503
Total long-term assets	6,666	10,408	2,787	8,341	(21,226)	6,976
Total assets	$6,674	$10,423	$4,875	$17,563	$(27,219)	$12,316
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$—	$—	$18	$4	$—	$22
Accounts payable	—	—	—	2,307	—	2,307
Intercompany payables, current	151	4,307	1,535	—	(5,993)	—
Accrued liabilities	35	—	10	1,064	—	1,109
Total current liabilities	186	4,307	1,563	3,375	(5,993)	3,438
Long-term liabilities:
Long-term debt	2,965	—	1,069	33	—	4,067
Intercompany payables, long-term	—	—	1,334	866	(2,200)	—
Pension benefit obligations	—	—	—	432	—	432
Other long-term liabilities	—	—	—	621	—	621
Total long-term liabilities	2,965	—	2,403	1,952	(2,200)	5,120
Total liabilities	3,151	4,307	3,966	5,327	(8,193)	8,558
Total Aptiv shareholders’ equity	3,523	6,116	909	12,001	(19,026)	3,523
Noncontrolling interest	—	—	—	235	—	235
Total shareholders’ equity	3,523	6,116	909	12,236	(19,026)	3,758
Total liabilities and shareholders’ equity	$6,674	$10,423	$4,875	$17,563	$(27,219)	$12,316

Balance Sheet as of December 31, 2017

	Parent	Subsidiary Guarantors	Subsidiary Issuer/Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated

	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$1	$—	$—	$1,595	$—	$1,596
Restricted cash	—	—	—	1	—	1
Accounts receivable, net	—	—	—	2,440	—	2,440
Intercompany receivables, current	50	16	82	9,867	(10,015)	—
Inventories	—	—	—	1,083	—	1,083
Other current assets	—	—	—	521	—	521
Total current assets	51	16	82	15,507	(10,015)	5,641
Long-term assets:
Intercompany receivables, long-term	—	—	768	1,366	(2,134)	—
Property, net	—	—	—	2,804	—	2,804
Investments in affiliates	—	—	—	91	—	91
Investments in subsidiaries	11,987	13,707	3,416	—	(29,110)	—
Intangible assets, net	—	—	—	3,163	—	3,163
Other long-term assets	60	—	8	402	—	470
Total long-term assets	12,047	13,707	4,192	7,826	(31,244)	6,528
Total assets	$12,098	$13,723	$4,274	$23,333	$(41,259)	$12,169
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$—	$—	$13	$4	$—	$17
Accounts payable	2	—	—	2,225	—	2,227
Intercompany payables, current	5,689	1,736	1,032	1,558	(10,015)	—
Accrued liabilities	91	—	10	1,195	—	1,296
Total current liabilities	5,782	1,736	1,055	4,982	(10,015)	3,540
Long-term liabilities:
Long-term debt	3,017	—	1,078	37	—	4,132
Intercompany payables, long-term	—	—	1,297	837	(2,134)	—
Pension benefit obligations	—	—	—	454	—	454
Other long-term liabilities	—	—	—	526	—	526
Total long-term liabilities	3,017	—	2,375	1,854	(2,134)	5,112
Total liabilities	8,799	1,736	3,430	6,836	(12,149)	8,652
Total Aptiv shareholders’ equity	3,299	11,987	844	16,279	(29,110)	3,299
Noncontrolling interest	—	—	—	218	—	218
Total shareholders’ equity	3,299	11,987	844	16,497	(29,110)	3,517
Total liabilities and shareholders’ equity	$12,098	$13,723	$4,274	$23,333	$(41,259)	$12,169

Statement of Cash Flows for the Six Months Ended June 30, 2018

	Parent	Subsidiary Guarantors	Subsidiary Issuer/Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated

	(in millions)
Net cash (used in) provided by operating activities from continuing operations	$(91)	$—	$—	$843	$—	$752
Net cash used in operating activities from discontinued operations	—	—	—	(52)	—	(52)
Net cash (used in) provided by operating activities	(91)	—	—	791	—	700
Cash flows from investing activities:
Capital expenditures	—	—	—	(449)	—	(449)
Proceeds from sale of property / investments	—	—	—	6	—	6
Cost of business acquisitions, net of cash acquired	—	—	—	(512)	—	(512)
Return of investment from subsidiaries	5,879	4,971	—	—	(10,850)	—
Settlement of derivatives	—	—	—	(6)	—	(6)
Loans to affiliates	—	—	—	(2,985)	2,985	—
Repayments of loans from affiliates	—	—	—	7,598	(7,598)	—
Net cash provided by (used in) investing activities from continuing operations	5,879	4,971	—	3,652	(15,463)	(961)
Net cash provided by investing activities from discontinued operations	—	—	—	—	—	—
Net cash provided by (used in) investing activities	5,879	4,971	—	3,652	(15,463)	(961)
Cash flows from financing activities:
Net repayments under other short-term debt agreements	—	—	—	(15)	—	(15)
Contingent consideration and deferred acquisition purchase price payments	—	—	—	(5)	—	(5)
Proceeds from borrowings from affiliates	358	2,627	—	—	(2,985)	—
Payments on borrowings from affiliates	(5,879)	(1,719)	—	—	7,598	—
Dividends paid to affiliates	—	(5,879)	—	(4,971)	10,850	—
Repurchase of ordinary shares	(149)	—	—	—	—	(149)
Distribution of cash dividends	(117)	—	—	—	—	(117)
Taxes withheld and paid on employees' restricted share awards	—	—	—	(35)	—	(35)
Net cash (used in) provided by financing activities	(5,787)	(4,971)	—	(5,026)	15,463	(321)
Effect of exchange rate fluctuations on cash, cash equivalents and restricted cash	—	—	—	(44)	—	(44)
Increase (decrease) in cash, cash equivalents and restricted cash	1	—	—	(627)	—	(626)
Cash, cash equivalents and restricted cash at beginning of period	1	—	—	1,596	—	1,597
Cash, cash equivalents and restricted cash at end of period	$2	$—	$—	$969	$—	$971
Cash, cash equivalents and restricted cash of discontinued operations	$—	$—	$—	$—	$—	$—
Cash, cash equivalents and restricted cash of continuing operations	$2	$—	$—	$969	$—	$971

Statement of Cash Flows for the Six Months Ended June 30, 2017

	Parent	Subsidiary Guarantors	Subsidiary Issuer/Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated

	(in millions)
Net cash (used in) provided by operating activities from continuing operations	$(35)	$26	$—	$681	$—	$672
Net cash provided by operating activities from discontinued operations	—	—	—	217	—	217
Net cash (used in) provided by operating activities	(35)	26	—	898	—	889
Cash flows from investing activities:
Capital expenditures	—	—	—	(311)	—	(311)
Proceeds from sale of property / investments	—	—	—	2	—	2
Cost of business acquisitions, net of cash acquired	—	—	—	(40)	—	(40)
Cost of technology investments	—	—	—	(25)	—	(25)
Settlement of derivatives	—	—	—	(12)	—	(12)
Loans to affiliates	—	(26)	—	(452)	478	—
Net cash (used in) provided by investing activities from continuing operations	—	(26)	—	(838)	478	(386)
Net cash used in investing activities from discontinued operations	—	—	—	(77)	—	(77)
Net cash (used in) provided by investing activities	—	(26)	—	(915)	478	(463)
Cash flows from financing activities:
Net repayments under other short-term debt agreements	—	—	—	(5)	—	(5)
Contingent consideration and deferred acquisition purchase price payments	—	—	—	(20)	—	(20)
Dividend payments of consolidated affiliates to minority shareholders	—	—	—	(10)	—	(10)
Proceeds from borrowings from affiliates	478	—	—	—	(478)	—
Repurchase of ordinary shares	(289)	—	—	—	—	(289)
Distribution of cash dividends	(156)	—	—	—	—	(156)
Taxes withheld and paid on employees' restricted share awards	—	—	—	(33)	—	(33)
Net cash provided by (used in) financing activities	33	—	—	(68)	(478)	(513)
Effect of exchange rate fluctuations on cash, cash equivalents and restricted cash	—	—	—	41	—	41
Decrease in cash, cash equivalents and restricted cash	(2)	—	—	(44)	—	(46)
Cash, cash equivalents and restricted cash at beginning of period	2	—	—	837	—	839
Cash, cash equivalents and restricted cash at end of period	$—	$—	$—	$793	$—	$793
Cash, cash equivalents and restricted cash of discontinued operations	$—	$—	$—	$78	$—	$78
Cash, cash equivalents and restricted cash of continuing operations	$—	$—	$—	$715	$—	$715

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
Included below are sales and operating data for Aptiv’s segments for the three and six months ended June 30, 2018 and 2017.

	Signal and Power Solutions	Advanced Safety and User Experience	Eliminations and Other (1)	Total

	(in millions)
For the Three Months Ended June 30, 2018:
Net sales	$2,650	$1,044	$(10)	$3,684
Depreciation & amortization	$118	$38	$—	$156
Adjusted operating income	$386	$88	$—	$474
Operating income	$357	$64	$—	$421
Equity income, net of tax	$8	$—	$—	$8
Net income attributable to noncontrolling interest	$12	$—	$—	$12

	Signal and Power Solutions	Advanced Safety and User Experience	Eliminations and Other (1)	Total

	(in millions)
For the Three Months Ended June 30, 2017:
Net sales	$2,346	$823	$(16)	$3,153
Depreciation & amortization	$105	$25	$—	$130
Adjusted operating income	$312	$86	$—	$398
Operating income	$296	$68	$—	$364
Equity income, net of tax	$7	$—	$—	$7
Net income attributable to noncontrolling interest	$9	$—	$—	$9

	Signal and Power Solutions	Advanced Safety and User Experience	Eliminations and Other (1)	Total

	(in millions)
For the Six Months Ended June 30, 2018:
Net sales	$5,267	$2,076	$(29)	$7,314
Depreciation & amortization	$237	$74	$—	$311
Adjusted operating income	$737	$164	$—	$901
Operating income	$679	$116	$—	$795
Equity income, net of tax	$13	$—	$—	$13
Net income attributable to noncontrolling interest	$21	$—	$—	$21

	Signal and Power Solutions	Advanced Safety and User Experience	Eliminations and Other (1)	Total

	(in millions)
For the Six Months Ended June 30, 2017:
Net sales	$4,688	$1,644	$(36)	$6,296
Depreciation & amortization	$207	$49	$—	$256
Adjusted operating income	$621	$129	$—	$750
Operating income	$587	$70	$—	$657
Equity income, net of tax	$18	$—	$—	$18
Net income attributable to noncontrolling interest	$18	$—	$—	$18

(1)	Eliminations and Other includes the elimination of inter-segment transactions.

The reconciliation of Adjusted Operating Income to Operating Income includes, as applicable, restructuring, other acquisition and portfolio project costs (which includes costs incurred to integrate acquired businesses and to plan and execute product portfolio transformation actions, including business and product acquisitions and divestitures), asset impairments, gains (losses) on business divestitures and deferred compensation related to acquisitions. The reconciliation of Adjusted Operating Income to net income attributable to Aptiv for the three and six months ended June 30, 2018 and 2017 are as follows:

	Signal and Power Solutions	Advanced Safety and User Experience	Eliminations and Other	Total

	(in millions)
For the Three Months Ended June 30, 2018:
Adjusted operating income	$386	$88	$—	$474
Restructuring	(11)	(4)	—	(15)
Other acquisition and portfolio project costs	(17)	(5)	—	(22)
Asset impairments	(1)	—	—	(1)
Deferred compensation related to nuTonomy acquisition	—	(15)	—	(15)
Operating income	$357	$64	$—	421
Interest expense				(36)
Other expense, net				(7)
Income from continuing operations before income taxes and equity income				378
Income tax expense				(83)
Equity income, net of tax				8
Income from continuing operations				303
Income from discontinued operations, net of tax				—
Net income				303
Net income attributable to noncontrolling interest				12
Net income attributable to Aptiv				$291

	Signal and Power Solutions	Advanced Safety and User Experience	Eliminations and Other	Total

	(in millions)
For the Three Months Ended June 30, 2017:
Adjusted operating income	$312	$86	$—	$398
Restructuring	(14)	(17)	—	(31)
Other acquisition and portfolio project costs	(2)	(1)	—	(3)
Operating income	$296	$68	$—	364
Interest expense				(35)
Other income, net				8
Income from continuing operations before income taxes and equity income				337
Income tax expense				(38)
Equity income, net of tax				7
Income from continuing operations				306
Income from discontinued operations, net of tax				80
Net income				386
Net income attributable to noncontrolling interest				17
Net income attributable to Aptiv				$369

	Signal and Power Solutions	Advanced Safety and User Experience	Eliminations and Other	Total

	(in millions)
For the Six Months Ended June 30, 2018:
Adjusted operating income	$737	$164	$—	$901
Restructuring	(29)	(6)	—	(35)
Other acquisition and portfolio project costs	(28)	(13)	—	(41)
Asset impairments	(1)	—	—	(1)
Deferred compensation related to nuTonomy acquisition	—	(29)	—	(29)
Operating income	$679	$116	$—	795
Interest expense				(70)
Other income, net				23
Income from continuing operations before income taxes and equity income				748
Income tax expense				(142)
Equity income, net of tax				13
Income from continuing operations				619
Income from discontinued operations, net of tax				—
Net income				619
Net income attributable to noncontrolling interest				21
Net income attributable to Aptiv				$598

	Signal and Power Solutions	Advanced Safety and User Experience	Eliminations and Other	Total

	(in millions)
For the Six Months Ended June 30, 2017:
Adjusted operating income	$621	$129	$—	$750
Restructuring	(27)	(56)	—	(83)
Other acquisition and portfolio project costs	(7)	(2)	—	(9)
Asset impairments	—	(1)	—	(1)
Operating income	$587	$70	$—	657
Interest expense				(68)
Other expense, net				(15)
Income from continuing operations before income taxes and equity income				574
Income tax expense				(57)
Equity income, net of tax				18
Income from continuing operations				535
Income from discontinued operations, net of tax				203
Net income				738
Net income attributable to noncontrolling interest				34
Net income attributable to Aptiv				$704

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
In connection with the Separation, Aptiv and Delphi Technologies entered into various agreements to effect the Separation and to provide a framework for their relationship following the Separation, which included a Separation and Distribution agreement, a Transition Services Agreement, a Tax Matters Agreement, an Employee Matters Agreement and Contract Manufacturing Services Arrangements. The transition services primarily involve Aptiv providing certain services to Delphi Technologies related to information technology and human resource infrastructure for terms of up to 24 months following the Separation. Aptiv recorded $3 million and $6 million, respectively, to other income (expense), net during the three and six months ended June 30, 2018 for certain fees earned pursuant to the Transition Services Agreement. As part of the near-term transition related to these agreements, Aptiv has recorded certain short-term assets and liabilities within the consolidated balance sheets as of June 30, 2018 and December 31, 2017. The Company has recorded $103 million and $123 million, respectively, in other current assets related to accounts receivable from customers that it will collect on behalf of Delphi Technologies, which will be remitted to Delphi Technologies, and $60 million and $132 million, respectively, in accrued liabilities related to accounts payable to outside suppliers that it will remit on behalf of Delphi Technologies, which will be reimbursed by Delphi Technologies. The changes in these short-term assets and liabilities are reflected within operating activities from discontinued operations in the consolidated statement of cash flows.
As a result of the Separation, the Company has separated its defined benefit pension and other post-employment benefit plans, and adjusted its employee share-based compensation awards. See Note 9. Pension Benefits and Note 18. Share-Based Compensation, respectively, for additional information.
As a result of the completion of the Separation on December 4, 2017, there were no assets or liabilities of the discontinued operation as of June 30, 2018 or December 31, 2017.

A reconciliation of the major classes of line items constituting pre-tax profit or loss of discontinued operations to income from discontinued operations, net of tax as presented in the consolidated statements of operations is as follows:

	Three Months Ended June 30,	Six Months Ended June 30,
	2017	2017

	(in millions)
Net sales	$1,165	$2,314
Cost of sales	921	1,822
Selling, general and administrative	70	133
Amortization	4	8
Restructuring	66	76
Other expense items that are not major, net	—	6
Income from discontinued operations before income taxes and equity income	104	269
Income tax expense on discontinued operations	(24)	(66)
Income from discontinued operations, net of tax	80	203
Income from discontinued operations attributable to noncontrolling interests	8	16
Net income from discontinued operations attributable to Aptiv	$72	$187
Income from discontinued operations before income taxes attributable to Aptiv was $95 million and $250 million for the three and six months ended June 30, 2017, respectively, which includes $1 million and $3 million, respectively, of income tax expense attributable to noncontrolling interests.

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

Disaggregation of Revenue
Revenue generated from Aptiv's operating segments is disaggregated by primary geographic market in the following tables for the three and six months ended June 30, 2018 and 2017. Information concerning geographic market reflects the manufacturing location.

For the Three Months Ended June 30, 2018:	Signal and Power Solutions	Advanced Safety and User Experience	Eliminations and Other	Total

	(in millions)
Geographic Market
North America	$1,072	$344	$—	$1,416
Europe, Middle East & Africa	804	433	(4)	1,233
Asia Pacific	707	266	(6)	967
South America	67	1	—	68
Total net sales	$2,650	$1,044	$(10)	$3,684

For the Three Months Ended June 30, 2017:	Signal and Power Solutions	Advanced Safety and User Experience	Eliminations and Other	Total

	(in millions)
Geographic Market
North America	$939	$286	$(2)	$1,223
Europe, Middle East & Africa	731	332	(5)	1,058
Asia Pacific	609	205	(9)	805
South America	67	—	—	67
Total net sales	$2,346	$823	$(16)	$3,153

For the Six Months Ended June 30, 2018:	Signal and Power Solutions	Advanced Safety and User Experience	Eliminations and Other	Total

	(in millions)
Geographic Market
North America	$2,092	$679	$(4)	$2,767
Europe, Middle East & Africa	1,641	870	(9)	2,502
Asia Pacific	1,394	525	(16)	1,903
South America	140	2	—	142
Total net sales	$5,267	$2,076	$(29)	$7,314

For the Six Months Ended June 30, 2017:	Signal and Power Solutions	Advanced Safety and User Experience	Eliminations and Other	Total

	(in millions)
Geographic Market
North America	$1,894	$593	$(6)	$2,481
Europe, Middle East & Africa	1,446	655	(12)	2,089
Asia Pacific	1,220	394	(18)	1,596
South America	128	2	—	130
Total net sales	$4,688	$1,644	$(36)	$6,296

Contract Balances
Consistent with the recognition of production parts revenue at a point in time as title transfers to the customer, Aptiv has no contract assets or contract liabilities balances as of June 30, 2018 or December 31, 2017.
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
Certain of these payments or upfront fees meet the criteria to be considered a cost to obtain a contract as they are directly attributable to a contract, are incremental and management expects the fees to be recoverable. As of June 30, 2018 and December 31, 2017, Aptiv has recorded $56 million (of which $8 million was classified within other current assets and $48 million was classified within other long-term assets) and $36 million (of which $5 million was classified within other current assets and $31 million was classified within other long-term assets), respectively, related to these capitalized upfront fees.
Capitalized upfront fees are amortized to revenue based on the transfer of goods and services to the customer for which the upfront fees relate, which typically range from three to five years. There have been no impairment losses in relation to the costs capitalized. The amount of amortization to net sales was $1 million and $1 million for the three months ended June 30, 2018 and 2017, respectively, and $2 million and $2 million for the six months ended June 30, 2018 and 2017, respectively.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following management’s discussion and analysis of financial condition and results of operations (“MD&A”) is intended to help you understand the business operations and financial condition of the Company for the three and six months ended June 30, 2018. This discussion should be read in conjunction with Item 1. Financial Statements. Our MD&A is presented in eight sections:

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
Our total net sales during the three and six months ended June 30, 2018 were $3.7 billion and $7.3 billion, an increase of 17% and 16% compared to the same periods of 2017, respectively. The increase in our total net sales is primarily attributable to continued volume increases in all regions. Our overall lean cost structure, along with above-market sales growth, has enabled us to attain gross margins of approximately 20% in the three and six months ended June 30, 2018, despite a slight market decline in North America and increased investment in advanced technologies and engineering.
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
We are focused on maintaining a low fixed cost structure that provides us flexibility to remain profitable at all points of the traditional vehicle industry production cycle. As a result, approximately 97% of our hourly workforce is located in best cost countries. Furthermore, we have substantial operational flexibility by leveraging a large workforce of temporary workers, which represented approximately 11% of the hourly workforce as of June 30, 2018. However, we will continue to adjust our cost structure and optimize our manufacturing footprint in response to changes in the global and regional automotive markets and in order to increase investment in advanced technologies and engineering, as evidenced by our ongoing restructuring programs focused on the continued rotation of our manufacturing footprint to best cost locations in Europe and on reducing our global overhead costs. As we continue to operate in a cyclical industry that is impacted by movements in the global and regional economies, we continually evaluate opportunities to further refine our cost structure.
We have a strong balance sheet with gross debt of approximately $4.1 billion and substantial available liquidity of approximately $3.3 billion of cash and cash equivalents and available financing under our Revolving Credit Facility as of June 30, 2018, and no significant U.S. defined benefit or workforce postretirement health care benefits and employer-paid postretirement basic life insurance benefits (“OPEB”) liabilities. We intend to maintain strong financial discipline targeting industry-leading earnings growth, cash flow generation and return on invested capital and to maintain sufficient liquidity to sustain our financial flexibility throughout the industry cycle.
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
There has also been increasing societal demand for mobility on demand ("MoD") services, such as car- and ride-sharing, and an increasing number of traditional automotive companies have made investments in the MoD space. We believe the increasing societal demand for MoD services will accelerate the development of autonomous driving technologies, strongly benefiting the MoD space. In 2018, we announced a partnership with Lyft, Inc. ("Lyft") by launching a fleet of autonomous vehicles in Las Vegas which will operate on Aptiv's fully-integrated autonomous driving platform and be made available to the public on the Lyft network. This partnership leverages our connected services capabilities and Lyft's ride-hailing experience to provide valuable insights on self-driving fleet operations and management. In addition, we have entered into agreements with the Singapore Land Transport Authority and with the city of Boston to develop fully-autonomous vehicles and associated infrastructure as part of automated MoD pilots. As a result of our substantial investments and strategic partnerships, we believe we are well-aligned with industry technology trends that will result in sustainable future growth in these evolving areas.
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

Three and Six Months Ended June 30, 2018 versus Three and Six Months Ended June 30, 2017
The results of operations for the three and six months ended June 30, 2018 and 2017 were as follows:

	Three Months Ended June 30,					Six Months Ended June 30,
	2018		2017		Favorable/(unfavorable)	2018		2017		Favorable/(unfavorable)

	(dollars in millions)
Net sales	$3,684		$3,153		$531	$7,314		$6,296		$1,018
Cost of sales	2,958		2,498		(460)	5,905		5,042		(863)
Gross margin	726	19.7%	655	20.8%	71	1,409	19.3%	1,254	19.9%	155
Selling, general and administrative	260		231		(29)	519		456		(63)
Amortization	30		29		(1)	60		58		(2)
Restructuring	15		31		16	35		83		48
Operating income	421		364		57	795		657		138
Interest expense	(36)		(35)		(1)	(70)		(68)		(2)
Other (expense) income, net	(7)		8		(15)	23		(15)		38
Income from continuing operations before income taxes and equity income	378		337		41	748		574		174
Income tax expense	(83)		(38)		(45)	(142)		(57)		(85)
Income from continuing operations before equity income	295		299		(4)	606		517		89
Equity income, net of tax	8		7		1	13		18		(5)
Income from continuing operations	303		306		(3)	619		535		84
Income from discontinued operations, net of tax	—		80		(80)	—		203		(203)
Net income	303		386		(83)	619		738		(119)
Net income attributable to noncontrolling interest	12		17		(5)	21		34		(13)
Net income attributable to Aptiv	$291		$369		$(78)	$598		$704		$(106)

Total Net Sales
Below is a summary of our total net sales for the three months ended June 30, 2018 versus June 30, 2017.

	Three Months Ended June 30,			Variance Due To:
	2018	2017	Favorable/(unfavorable)	Volume, net of contractual price reductions	FX	Commodity pass-through	Other	Total

	(in millions)			(in millions)
Total net sales	$3,684	$3,153	$531	$377	$111	$43	$—	$531
Total net sales for the three months ended June 30, 2018 increased 17% compared to the three months ended June 30, 2017. We experienced volume growth of 14% for the period, primarily as a result of increased sales across each region, including net sales of $11 million as a result of the acquisition of KUM in June 2018, and favorable foreign currency impacts, primarily related to the Euro and Chinese Yuan Renminbi, which was partially offset by decreases due to contractual price reductions. Refer to Note 17. Acquisitions and Divestitures to the consolidated financial statements contained herein for additional information regarding acquisitions and divestitures.

Below is a summary of our total net sales for the six months ended June 30, 2018 versus June 30, 2017.

	Six Months Ended June 30,			Variance Due To:
	2018	2017	Favorable/(unfavorable)	Volume, net of contractual price reductions	FX	Commodity pass-through	Other	Total

	(in millions)			(in millions)
Total net sales	$7,314	$6,296	$1,018	$623	$299	$96	$—	$1,018
Total net sales for the six months ended June 30, 2018 increased 16% compared to the six months ended June 30, 2017. We experienced volume growth of 12% for the period, primarily as a result of increased sales across each region, including net sales of $11 million as a result of the acquisition of KUM in June 2018, and favorable foreign currency impacts, primarily related to the Euro and Chinese Yuan Renminbi, which was partially offset by decreases due to contractual price reductions. Refer to Note 17. Acquisitions and Divestitures to the consolidated financial statements contained herein for additional information regarding acquisitions and divestitures.

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
Cost of sales increased $460 million for the three months ended June 30, 2018 compared to the three months ended June 30, 2017, as summarized below. The Company's material cost of sales was approximately 50% of net sales in both the three months ended June 30, 2018 and 2017.

	Three Months Ended June 30,			Variance Due To:
	2018	2017	Favorable/(unfavorable)	Volume (a)	FX	Operational performance	Other	Total

	(dollars in millions)			(in millions)
Cost of sales	$2,958	$2,498	$(460)	$(323)	$(72)	$13	$(78)	$(460)
Gross margin	$726	$655	$71	$54	$39	$13	$(35)	$71
Percentage of net sales	19.7%	20.8%

(a)	Presented net of contractual price reductions for gross margin variance.
The increase in cost of sales reflects increased volumes and the impacts from currency exchange, as well as incremental investment in advanced technologies and engineering for the three month period. Cost of sales was also impacted by the following items in Other above:

•	$43 million of increased commodity costs;

•	$26 million of increased depreciation and amortization, primarily as a result of a higher fixed asset base; and

•	$5 million of increased warranty costs.
Cost of sales increased $863 million for the six months ended June 30, 2018 compared to the six months ended June 30, 2017, as summarized below. The Company's material cost of sales was approximately 50% of net sales in both the six months ended June 30, 2018 and 2017.

	Six Months Ended June 30,			Variance Due To:
	2018	2017	Favorable/(unfavorable)	Volume (a)	FX	Operational performance	Other	Total

	(dollars in millions)			(in millions)
Cost of sales	$5,905	$5,042	$(863)	$(558)	$(201)	$(4)	$(100)	$(863)
Gross margin	$1,409	$1,254	$155	$65	$98	$(4)	$(4)	$155
Percentage of net sales	19.3%	19.9%

(a)	Presented net of contractual price reductions for gross margin variance.

The increase in cost of sales reflects increased volumes and the impacts from currency exchange, as well as incremental investment in advanced technologies and engineering for the six month period. Cost of sales was also impacted by the following items in Other above:

•	$96 million of increased commodity costs; and

•	$55 million of increased depreciation and amortization, primarily as a result of a higher fixed asset base; partially offset by

•
$52 million of decreased warranty costs, primarily due to the accrual of $43 million during the six months ended June 30, 2017 as a result of an agreement reached with one of our customers for a specific warranty matter, as further described in Note 6. Warranty Obligations to the consolidated financial statements contained herein.

Selling, General and Administrative Expense

	Three Months Ended June 30,
	2018	2017	Favorable/ (unfavorable)

	(dollars in millions)
Selling, general and administrative expense	$260	$231	$(29)
Percentage of net sales	7.1%	7.3%

	Six Months Ended June 30,
	2018	2017	Favorable/ (unfavorable)

	(dollars in millions)
Selling, general and administrative expense	$519	$456	$(63)
Percentage of net sales	7.1%	7.2%
Selling, general and administrative expense ("SG&A") includes administrative expenses, information technology costs and incentive compensation related costs. SG&A decreased as a percentage of sales for the three and six months ended June 30, 2018 as compared to 2017, primarily due to the impact of cost reduction initiatives, including our continuing rotation to best cost manufacturing locations in Europe and initiatives focused on reducing global overhead costs.

Amortization

	Three Months Ended June 30,
	2018	2017	Favorable/ (unfavorable)

	(in millions)
Amortization	$30	$29	$(1)

	Six Months Ended June 30,
	2018	2017	Favorable/ (unfavorable)

	(in millions)
Amortization	$60	$58	$(2)
Amortization expense reflects the non-cash charge related to definite-lived intangible assets. The consistency in amortization during the three and six months ended June 30, 2018 compared to 2017 reflects the continued amortization of our definite-lived intangible assets, which resulted primarily from our acquisitions, over their estimated useful lives.

Restructuring

	Three Months Ended June 30,
	2018	2017	Favorable/ (unfavorable)

	(dollars in millions)
Restructuring	$15	$31	$16
Percentage of net sales	0.4%	1.0%

	Six Months Ended June 30,
	2018	2017	Favorable/ (unfavorable)

	(dollars in millions)
Restructuring	$35	$83	$48
Percentage of net sales	0.5%	1.3%
The decrease in restructuring expense recorded during the three and six months ended June 30, 2018 as compared to the three and six months ended June 30, 2017 is primarily attributable to a decrease in costs recognized for plant closures as compared to the prior period.
The Company recorded employee-related and other restructuring charges related to these programs totaling approximately $15 million and $35 million during the three and six months ended June 30, 2018, which is primarily comprised of $10 million and $22 million recognized for programs focused on the continued rotation of our manufacturing footprint to best cost locations in Europe and reducing overhead costs in the region.
Restructuring costs of approximately $31 million and $83 million were recorded during the three and six months ended June 30, 2017, which included the recognition of approximately $36 million of employee-related and other costs related to the closure of an Advanced Safety and User Experience Western European manufacturing site, pursuant to the Company's ongoing European footprint rotation strategy.
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
Refer to Note 7. Restructuring to the consolidated financial statements contained herein for additional information.

Interest Expense

	Three Months Ended June 30,
	2018	2017	Favorable/ (unfavorable)

	(in millions)
Interest expense	$36	$35	$(1)

	Six Months Ended June 30,
	2018	2017	Favorable/ (unfavorable)

	(in millions)
Interest expense	$70	$68	$(2)

Refer to Note 8. Debt to the consolidated financial statements contained herein for additional information.

Other Income, Net

	Three Months Ended June 30,
	2018	2017	Favorable/ (unfavorable)

	(in millions)
Other (expense) income, net	$(7)	$8	$(15)

	Six Months Ended June 30,
	2018	2017	Favorable/ (unfavorable)

	(in millions)
Other income (expense), net	$23	$(15)	$38
During the three months ended June 30, 2018, Aptiv incurred approximately $9 million in transaction costs related to the acquisition of KUM and, as further discussed in Note 14. Derivatives and Hedging Activities to the consolidated financial statements contained herein, during the three and six months ended June 30, 2018, recorded a loss of $7 million and a gain of $4 million, respectively, on forward contracts entered into in order to hedge portions of the currency risk associated with the cash payment for the acquisition of KUM. Aptiv also recorded $7 million and $12 million of interest income during the three and six months ended June 30, 2018, respectively. Additionally, as further discussed in Note 21. Discontinued Operations to the consolidated financial statements contained herein, during the three and six months ended June 30, 2018, Aptiv recorded $3 million and $6 million, respectively, for certain fees earned pursuant to the Transition Services Agreement in connection with the Separation of the Company's former Powertrain Systems business.
As further discussed in Note 10. Commitments and Contingencies to the consolidated financial statements contained herein, during the three months ended March 31, 2017, Aptiv recorded an incremental reserve of $27 million as a result of a ruling in the Unsecured Creditors litigation related to pre-judgment interest, which was in addition to the Company's previously recorded reserve of $300 million for this matter. During the three months ended June 30, 2017, Aptiv and the plaintiffs entered into an agreement to settle this matter for $310 million, which Aptiv subsequently paid in July 2017. The $17 million portion of the Company's previously recorded reserve that was not included in the terms of the settlement agreement was recorded to other income during the three months ended June 30, 2017. For the six months ended June 30, 2017, the net increase to other expense due to the developments related to the Unsecured Creditors litigation described above was $10 million.

Income Taxes

	Three Months Ended June 30,
	2018	2017	Favorable/ (unfavorable)

	(in millions)
Income tax expense	$83	$38	$(45)

	Six Months Ended June 30,
	2018	2017	Favorable/ (unfavorable)

	(in millions)
Income tax expense	$142	$57	$(85)
The Company’s effective tax rate was impacted by increased tax expense of approximately $25 million during the three and six months ended June 30, 2018 as a result of an adjustment to the provisional amounts recorded due to the enactment of the Tax Cuts and Jobs Act in the United States, as further discussed in Note 11. Income Taxes to the consolidated financial statements contained herein. The Company's effective tax rate was also impacted by unfavorable changes in geographic income mix in 2018 as compared to 2017, primarily due to changes in the underlying business operations.

The Company’s effective tax rate for the three and six months ended June 30, 2018 also includes net discrete tax expense of $21 million and $20 million, respectively, primarily related to a change in the provisional accrual of transition tax for untaxed foreign earnings, as described above, partially offset by changes in reserves and provision to return adjustments. The effective tax rate for the three and six months ended June 30, 2017 includes net discrete tax benefits of $4 million and $12 million, respectively, primarily related to provision to return adjustments, net of related changes in valuation allowances and reserves.

Equity Income

	Three Months Ended June 30,
	2018	2017	Favorable/ (unfavorable)

	(in millions)
Equity income, net of tax	$8	$7	$1

	Six Months Ended June 30,
	2018	2017	Favorable/ (unfavorable)

	(in millions)
Equity income, net of tax	$13	$18	$(5)
Equity income, net of tax reflects the Company's interest in the results of ongoing operations of entities accounted for as equity-method investments. Equity income was consistent for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017. Equity income decreased for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017, primarily attributable to the performance of our joint ventures in North America and Asia Pacific as compared to the prior period.

Income from Discontinued Operations

	Three Months Ended June 30,
	2018	2017	Favorable/ (unfavorable)

	(in millions)
Income from discontinued operations, net of tax	$—	$80	$(80)

	Six Months Ended June 30,
	2018	2017	Favorable/ (unfavorable)

	(in millions)
Income from discontinued operations, net of tax	$—	$203	$(203)
Income from discontinued operations, net of tax reflects the results of the Company's previously reported Powertrain Systems segment, which has been reclassified to discontinued operations as a result of the spin-off of this business in December 2017. No amounts were recorded to discontinued operations for the three and six months ended June 30, 2018.
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
The reconciliation of Adjusted Operating Income to Operating Income includes, as applicable, restructuring, other acquisition and portfolio project costs (which includes costs incurred to integrate acquired businesses and to plan and execute product portfolio transformation actions, including business and product acquisitions and divestitures), asset impairments, gains (losses) on business divestitures and deferred compensation related to acquisitions. The reconciliation of Adjusted Operating Income to net income attributable to Aptiv for the three and six months ended June 30, 2018 and 2017 are as follows:

	Signal and Power Solutions	Advanced Safety and User Experience	Eliminations and Other	Total

	(in millions)
For the Three Months Ended June 30, 2018:
Adjusted operating income	$386	$88	$—	$474
Restructuring	(11)	(4)	—	(15)
Other acquisition and portfolio project costs	(17)	(5)	—	(22)
Asset impairments	(1)	—	—	(1)
Deferred compensation related to nuTonomy acquisition	—	(15)	—	(15)
Operating income	$357	$64	$—	421
Interest expense				(36)
Other expense, net				(7)
Income from continuing operations before income taxes and equity income				378
Income tax expense				(83)
Equity income, net of tax				8
Income from continuing operations				303
Income from discontinued operations, net of tax				—
Net income				303
Net income attributable to noncontrolling interest				12
Net income attributable to Aptiv				$291

	Signal and Power Solutions	Advanced Safety and User Experience	Eliminations and Other	Total

	(in millions)
For the Three Months Ended June 30, 2017:
Adjusted operating income	$312	$86	$—	$398
Restructuring	(14)	(17)	—	(31)
Other acquisition and portfolio project costs	(2)	(1)	—	(3)
Operating income	$296	$68	$—	364
Interest expense				(35)
Other income, net				8
Income from continuing operations before income taxes and equity income				337
Income tax expense				(38)
Equity income, net of tax				7
Income from continuing operations				306
Income from discontinued operations, net of tax				80
Net income				386
Net income attributable to noncontrolling interest				17
Net income attributable to Aptiv				$369

	Signal and Power Solutions	Advanced Safety and User Experience	Eliminations and Other	Total

	(in millions)
For the Six Months Ended June 30, 2018:
Adjusted operating income	$737	$164	$—	$901
Restructuring	(29)	(6)	—	(35)
Other acquisition and portfolio project costs	(28)	(13)	—	(41)
Asset impairments	(1)	—	—	(1)
Deferred compensation related to nuTonomy acquisition	—	(29)	—	(29)
Operating income	$679	$116	$—	795
Interest expense				(70)
Other income, net				23
Income from continuing operations before income taxes and equity income				748
Income tax expense				(142)
Equity income, net of tax				13
Income from continuing operations				619
Income from discontinued operations, net of tax				—
Net income				619
Net income attributable to noncontrolling interest				21
Net income attributable to Aptiv				$598

	Signal and Power Solutions	Advanced Safety and User Experience	Eliminations and Other	Total

	(in millions)
For the Six Months Ended June 30, 2017:
Adjusted operating income	$621	$129	$—	$750
Restructuring	(27)	(56)	—	(83)
Other acquisition and portfolio project costs	(7)	(2)	—	(9)
Asset impairments	—	(1)	—	(1)
Operating income	$587	$70	$—	657
Interest expense				(68)
Other expense, net				(15)
Income from continuing operations before income taxes and equity income				574
Income tax expense				(57)
Equity income, net of tax				18
Income from continuing operations				535
Income from discontinued operations, net of tax				203
Net income				738
Net income attributable to noncontrolling interest				34
Net income attributable to Aptiv				$704

Net sales, gross margin as a percentage of net sales and Adjusted Operating Income by segment for the three and six months ended June 30, 2018 and 2017 are as follows:

Net Sales by Segment

	Three Months Ended June 30,			Variance Due To:
	2018	2017	Favorable/ (unfavorable)	Volume, net of contractual price reductions	FX	Commodity pass-through	Other	Total

	(in millions)			(in millions)
Signal and Power Solutions	$2,650	$2,346	$304	$175	$86	$43	$—	$304
Advanced Safety and User Experience	1,044	823	221	193	28	—	—	221
Eliminations and Other	(10)	(16)	6	9	(3)	—	—	6
Total	$3,684	$3,153	$531	$377	$111	$43	$—	$531

	Six Months Ended June 30,			Variance Due To:
	2018	2017	Favorable/ (unfavorable)	Volume, net of contractual price reductions	FX	Commodity pass-through	Other	Total

	(in millions)			(in millions)
Signal and Power Solutions	$5,267	$4,688	$579	$259	$224	$96	$—	$579
Advanced Safety and User Experience	2,076	1,644	432	352	80	—	—	432
Eliminations and Other	(29)	(36)	7	12	(5)	—	—	7
Total	$7,314	$6,296	$1,018	$623	$299	$96	$—	$1,018

Gross Margin Percentage by Segment

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Signal and Power Solutions	22.3%	22.0%	21.8%	21.8%
Advanced Safety and User Experience (1)	12.9%	16.8%	12.5%	14.1%
Eliminations and Other	—%	—%	—%	—%
Total	19.7%	20.8%	19.3%	19.9%

(1)
Includes the accrual of $43 million for a specific warranty matter during the six months ended June 30, 2017, as further described in Note 6. Warranty Obligations to the consolidated financial statements contained herein.

Adjusted Operating Income by Segment

	Three Months Ended June 30,			Variance Due To:
	2018	2017	Favorable/ (unfavorable)	Volume, net of contractual price reductions	Operational performance	Other	Total

	(in millions)			(in millions)
Signal and Power Solutions	$386	$312	$74	$27	$38	$9	$74
Advanced Safety and User Experience	88	86	2	27	(10)	(15)	2
Eliminations and Other	—	—	—	—	—	—	—
Total	$474	$398	$76	$54	$28	$(6)	$76
As noted in the table above, Adjusted Operating Income for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017 was impacted by volume and contractual price reductions, including product mix, and operational performance improvements which were offset by incremental investment in advanced technologies and engineering, as well as the following items included within Other in the table above:

•	$25 million of increased depreciation and amortization, not including the impact of asset impairments, primarily as a result of a higher fixed asset base;

•
$11 million of increased SG&A expenses, not including the impact of other acquisition and portfolio project costs, primarily attributable to increased information technology costs and increased investments in mobility; and

•	$5 million of increased warranty costs; partially offset by

•	Favorable foreign currency impacts of $32 million, primarily related to the Euro and Chinese Yuan Renminbi.

	Six Months Ended June 30,			Variance Due To:
	2018	2017	Favorable/ (unfavorable)	Volume, net of contractual price reductions	Operational performance	Other	Total

	(in millions)			(in millions)
Signal and Power Solutions	$737	$621	$116	$13	$56	$47	$116
Advanced Safety and User Experience	164	129	35	52	(31)	14	35
Eliminations and Other	—	—	—	—	—	—	—
Total	$901	$750	$151	$65	$25	$61	$151
As noted in the table above, Adjusted Operating Income for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017 was impacted by volume and contractual price reductions, including product mix, and operational performance improvements which were offset by incremental investment in advanced technologies and engineering, as well as the following items included within Other in the table above:

•	Favorable foreign currency impacts of $77 million, primarily related to the Euro and Chinese Yuan Renminbi; and

•
$52 million of decreased warranty costs, primarily due to the accrual of $43 million during the six months ended June 30, 2017 within the Advanced Safety and User Experience segment as a result of an agreement reached with one of our customers for a specific warranty matter, as further described in Note 6. Warranty Obligations to the consolidated financial statements contained herein; partially offset by

•	$55 million of increased depreciation and amortization, not including the impact of asset impairments, primarily as a result of a higher fixed asset base; and

•
$31 million of increased SG&A expenses, not including the impact of other acquisition and portfolio project costs, primarily attributable to increased information technology costs and increased investments in mobility.

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
As of June 30, 2018, we had cash and cash equivalents of $1.0 billion and net debt (defined as outstanding debt less cash and cash equivalents) of $3.1 billion. We also have access to additional liquidity pursuant to the terms of the $2.0 billion Revolving Credit Facility and the €300 million committed European accounts receivable factoring facility, as described below.
The following table summarizes our available liquidity, which includes cash, cash equivalents and funds available under our significant committed credit facilities, as of June 30, 2018. The amounts disclosed as available under the Company’s significant committed credit facilities are available without violating our existing debt covenants, which are described below.

June 30, 2018

(in millions)
Cash and cash equivalents	$970
Revolving Credit Facility, unutilized portion (1)	1,993
Committed European accounts receivable factoring facility, unutilized portion (2)	347
Total available liquidity	$3,310
(1) Availability reduced by $7 million in letters of credit issued under the Credit Agreement as of June 30, 2018.
(2) Based on June 30, 2018 foreign currency rates, subject to the availability of eligible accounts receivable.
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
We also continue to expect to be able to move funds between different countries to manage our global liquidity needs without material adverse tax implications, subject to current monetary policies and to the terms of the Credit Agreement. While a substantial portion of our operating income is generated by our non-U.S. subsidiaries, and as of June 30, 2018, the Company's cash and cash equivalents held by our non-U.S. subsidiaries totaled $963 million, we utilize a combination of strategies, including dividends, cash pooling arrangements, intercompany loan repayments and other distributions and advances to provide the funds necessary to meet our global liquidity needs. There are no significant restrictions on the ability of our subsidiaries to pay dividends or make other distributions to Aptiv. If additional non-U.S. cash was needed for our U.S. operations, we may be required to accrue and pay withholding if we were to distribute such funds from non-U.S. subsidiaries to the U.S.; however, based on our current liquidity needs and strategies, we do not anticipate a need to accrue and pay such additional amounts.
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
A summary of the ordinary shares repurchased during the three and six months ended June 30, 2018 and 2017 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Total number of shares repurchased	43,568	1,092,560	1,719,712	3,648,263
Average price paid per share	$91.76	$86.92	$89.24	$78.93
Total (in millions)	$4	$95	$153	$288
As of June 30, 2018, approximately $836 million of share repurchases remained available under the April 2016 share repurchase program. During the period from July 1, 2018 to July 30, 2018, the Company repurchased an additional $6 million worth of shares pursuant to a trading plan with set trading instructions established by the Company. As a result, approximately $830 million of share repurchases remain available under the April 2016 share repurchase program. All repurchased shares were retired, and are reflected as a reduction of ordinary share capital for the par value of the shares, with the excess applied as reductions to additional paid-in-capital and retained earnings.
Dividends to Holders of Ordinary Shares
The Company has declared and paid cash dividends per ordinary share during the periods presented as follows:

	Dividend	Amount
	Per Share	(in millions)
2018:
Second quarter	$0.22	$58
First quarter	0.22	59
Total	$0.44	$117
2017:
Fourth quarter	$0.29	$77
Third quarter	0.29	77
Second quarter	0.29	78
First quarter	0.29	78
Total	$1.16	$310
In addition, in July 2018, the Board of Directors declared a regular quarterly cash dividend of $0.22 per ordinary share, payable August 22, 2018 to shareholders of record at the close of business on August 8, 2018.
Acquisitions
KUM—On June 14, 2018, Aptiv acquired 100% of the equity interests of KUM, a specialized manufacturer of connectors for the automotive industry, for total consideration of $523 million. As further described in Note 17. Acquisitions and Divestitures to the consolidated financial statements contained herein, the acquisition was accounted for as a business combination, with the operating results of KUM included within the Company's Signal and Power Solutions segment from the date of acquisition. The Company acquired KUM utilizing cash on hand.

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
Winchester—In July 2018, Aptiv agreed to acquire Winchester Interconnect ("Winchester"), a leading provider of custom engineered interconnect solutions for harsh environment applications, for total consideration of approximately $650 million. The acquisition is subject to the satisfaction of customary closing conditions and the receipt of regulatory and other approvals, and is expected to close by the end of 2018. The Company expects to acquire Winchester primarily utilizing cash on hand. Upon completion, Winchester will become part of the Signal and Power Solutions segment.
Technology Investments—During the second quarter of 2017, Aptiv's Signal and Power Solutions segment made a $10 million investment in Valens Semiconductor Ltd., a leading provider of signal processing technology for high frequency data transmission of connected car content. During the first quarter of 2017, the Company's Advanced Safety and User Experience segment made a $15 million investment in Otonomo Technologies Ltd., the developer of a connected car data marketplace. These investments are accounted for in accordance with ASU 2016-01, as further described in Note 2. Significant Accounting Policies to the consolidated financial statements contained herein.
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
Credit Agreement
Aptiv PLC and its wholly-owned subsidiary Aptiv Corporation entered into a credit agreement (the "Credit Agreement") with JPMorgan Chase Bank, N.A., as administrative agent (the "Administrative Agent"), under which it maintains senior secured credit facilities currently consisting of a term loan (the “Tranche A Term Loan”) and a revolving credit facility of $2.0 billion (the “Revolving Credit Facility”). The Credit Agreement was entered into in March 2011 and has been subsequently amended and restated on several occasions, most recently on August 17, 2016. The 2016 amendment extended the maturity of the Revolving Credit Facility and the Tranche A Term Loan from 2018 to 2021, increased the capacity of the Revolving Credit Facility from $1.5 billion to $2.0 billion and permitted Aptiv PLC to act as a borrower on the Revolving Credit Facility.
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

As of June 30, 2018, there were no amounts drawn on the Revolving Credit Facility and approximately $7 million in letters of credit issued under the Credit Agreement. Letters of credit issued under the Credit Agreement reduce availability under the Revolving Credit Facility. No amounts were drawn on the Revolving Credit Facility during the six months ended June 30, 2018.
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

	June 30, 2018		December 31, 2017
	LIBOR plus	ABR plus	LIBOR plus	ABR plus
Revolving Credit Facility	1.10%	0.10%	1.10%	0.10%
Tranche A Term Loan	1.25%	0.25%	1.25%	0.25%
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
The interest rate period with respect to LIBOR interest rate options can be set at one-, two-, three-, or six-months as selected by Aptiv in accordance with the terms of the Credit Agreement (or other period as may be agreed by the applicable lenders). Aptiv may elect to change the selected interest rate option in accordance with the provisions of the Credit Agreement. As of June 30, 2018, Aptiv selected the one-month LIBOR interest rate option on the Tranche A Term Loan, and the rate effective as of June 30, 2018, as detailed in the table below, was based on the Company's current credit rating and the Applicable Rate for the Credit Agreement:

		Borrowings as of
		June 30, 2018	Rate effective as of
	Applicable Rate	(in millions)	June 30, 2018
Tranche A Term Loan	LIBOR plus 1.25%	$392	3.375%
Borrowings under the Credit Agreement are prepayable at Aptiv's option without premium or penalty.
The Credit Agreement contains certain covenants that limit, among other things, the Company’s (and the Company’s subsidiaries’) ability to incur certain additional indebtedness or liens or to dispose of substantially all of its assets. In addition, the Credit Agreement requires that the Company maintain a consolidated leverage ratio (the ratio of Consolidated Total Indebtedness to Consolidated EBITDA, each as defined in the Credit Agreement) of less than 3.50 to 1.0. The Credit Agreement also contains events of default customary for financings of this type. The Company was in compliance with the Credit Agreement covenants as of June 30, 2018.
As of June 30, 2018, all obligations under the Credit Agreement were borrowed by Aptiv Corporation and jointly and severally guaranteed by its direct and indirect parent companies, subject to certain exceptions set forth in the Credit Agreement. Refer to Note 19. Supplemental Guarantor and Non-Guarantor Condensed Consolidating Financial Statements to the consolidated financial statements contained herein for additional information.
Senior Unsecured Notes
On March 3, 2014, Aptiv Corporation issued $700 million in aggregate principal amount of 4.15% senior unsecured notes due 2024 (the “2014 Senior Notes”) in a transaction registered under the Securities Act. The 2014 Senior Notes were priced at 99.649% of par, resulting in a yield to maturity of 4.193%. The proceeds were primarily utilized to redeem $500 million of 5.875% senior unsecured notes due 2019 and to repay a portion of the Tranche A Term Loan. Aptiv paid approximately $6 million of issuance costs in connection with the 2014 Senior Notes. Interest is payable semi-annually on March 15 and September 15 of each year to holders of record at the close of business on March 1 or September 1 immediately preceding the interest payment date.
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
Although the specific terms of each indenture governing each series of senior notes vary, the indentures contain certain restrictive covenants, including with respect to Aptiv's (and Aptiv's subsidiaries) ability to incur liens, enter into sale and leaseback transactions and merge with or into other entities. As of June 30, 2018, the Company was in compliance with the provisions of all series of the outstanding senior notes.
The 2014 Senior Notes were issued by Aptiv Corporation. The 2014 Senior Notes are fully and unconditionally guaranteed, jointly and severally, by Aptiv PLC and by certain of Aptiv PLC's direct and indirect subsidiaries which are directly or indirectly 100% owned by Aptiv PLC, subject to customary release provisions (other than in the case of Aptiv PLC). The 2015 Euro-denominated Senior Notes, 2015 Senior Notes, 2016 Euro-denominated Senior Notes and 2016 Senior Notes issued by Aptiv PLC are fully and unconditionally guaranteed, jointly and severally, by certain of Aptiv PLC's direct and indirect subsidiaries (including Aptiv Corporation), which are directly or indirectly 100% owned by Aptiv PLC, subject to customary release provisions. Refer to Note 19. Supplemental Guarantor and Non-Guarantor Condensed Consolidating Financial Statements to the consolidated financial statements contained herein for additional information.
Other Financing
Receivable factoring—Aptiv maintains a €300 million European accounts receivable factoring facility that is available on a committed basis. This facility is accounted for as short-term debt and borrowings are subject to the availability of eligible accounts receivable. Collateral is not required related to these trade accounts receivable. This program renews on a non-committed, indefinite basis unless terminated by either party. Borrowings bear interest at Euro Interbank Offered Rate ("EURIBOR") plus 0.42% for borrowings denominated in Euros. No amounts were outstanding on the European accounts receivable factoring facility as of June 30, 2018 or December 31, 2017. The maximum amount drawn under the European facility during the six months ended June 30, 2018 to manage working capital requirements was less than $1 million.
Capital leases and other—As of June 30, 2018 and December 31, 2017, approximately $37 million and $42 million, respectively, of other debt primarily issued by certain non-U.S. subsidiaries and capital lease obligations were outstanding.

Government programs—Aptiv pursues manufacturing development and financial assistance incentive programs that may be awarded by government entities. Aptiv's technology development programs are competitively awarded from agencies of the U.S. Federal Government, primarily from the U.S. Department of Energy (“DOE”). We received less than $1 million from Federal agencies in the six months ended June 30, 2018 for work performed. These programs supplement our internal research and development funds and directly support our product focus of Safe, Green and Connected. We continue to pursue technology development programs by bidding on competitively procured programs from the DOE, as well as the U.S. Department of Transportation (“DOT”). Some of these programs were bid with us being the lead or “Prime Contractor,” and some were bid with us as a “Subrecipient” to the Prime Contractor.
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
Operating activities—Net cash provided by operating activities from continuing operations totaled $752 million and $672 million for the six months ended June 30, 2018 and 2017, respectively. Cash flow from operating activities from continuing operations for the six months ended June 30, 2018 consisted primarily of net earnings from continuing operations of $619 million, increased by $331 million for non-cash charges for depreciation, amortization and pension costs, partially offset by $205 million related to changes in operating assets and liabilities, net of restructuring and pension contributions. Cash flow from operating activities from continuing operations for the six months ended June 30, 2017 consisted primarily of net earnings from continuing operations of $535 million, increased by $276 million for non-cash charges for depreciation, amortization and pension costs, partially offset by $155 million related to changes in operating assets and liabilities, net of restructuring and pension contributions.
Investing activities—Net cash used in investing activities from continuing operations totaled $961 million for the six months ended June 30, 2018, as compared to $386 million for the six months ended June 30, 2017. The increase in usage is primarily attributable to the $512 million paid for business acquisitions, as compared to $65 million paid for business acquisitions and technology investments during the six months ended June 30, 2017. Additionally, capital expenditures increased $138 million during the six months ended June 30, 2018 as compared to the six months ended June 30, 2017.
Financing activities—Net cash used in financing activities totaled $321 million and $513 million for the six months ended June 30, 2018 and 2017, respectively. Cash flows used in financing activities for the six months ended June 30, 2018 primarily included $149 million paid to repurchase ordinary shares, $117 million of dividend payments and $5 million of contingent consideration payments. Cash flows used in financing activities for the six months ended June 30, 2017 primarily included $289 million paid to repurchase ordinary shares, $156 million of dividend payments and $20 million of contingent consideration payments.

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

Critical Accounting Estimates
There have been no significant changes in our critical accounting estimates during the three and six months ended June 30, 2018.

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
As of June 30, 2018, the Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated, for disclosure purposes, the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective to provide reasonable assurance that the desired control objectives were achieved as of June 30, 2018.
Changes in Internal Control over Financial Reporting
There were no material changes in the Company’s internal controls over financial reporting during the six months ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
A summary of our ordinary shares repurchased during the three months ended June 30, 2018, is shown below:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (in millions) (3)
April 1, 2018 to April 30, 2018	—	$—	—	$840
May 1, 2018 to May 31, 2018	—	—	—	840
June 1, 2018 to June 30, 2018	43,568	91.76	43,568	836
Total	43,568	—	43,568

(1)
The total number of shares purchased under the plans authorized by the Board of Directors are described below. The number of shares purchased excludes the 38,930 shares granted for vested RSUs during the three months ended June 30, 2018 that were withheld to cover minimum withholding taxes.

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
Senior Vice President and
Chief Financial Officer
Dated: July 31, 2018