Form 10-Q
period 2018-09-30
Aptiv PLC
filed 2018-10-31
CIK 1521332

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________________________________________________
FORM 10-Q
__________________________________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒.    No  ☐.
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
The number of the registrant’s ordinary shares outstanding, $0.01 par value per share as of October 26, 2018, was 263,472,291.

APTIV PLC

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
APTIV PLC
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

	(in millions, except per share amounts)
Net sales	$3,485	$3,148	$10,799	$9,444
Operating expenses:
Cost of sales	2,834	2,498	8,739	7,540
Selling, general and administrative	232	230	751	686
Amortization	31	29	91	87
Restructuring (Note 7)	65	18	100	101
Total operating expenses	3,162	2,775	9,681	8,414
Operating income	323	373	1,118	1,030
Interest expense	(34)	(35)	(104)	(103)
Other income (expense), net (Note 16)	4	(7)	27	(22)
Income from continuing operations before income taxes and equity income	293	331	1,041	905
Income tax expense	(66)	(31)	(208)	(88)
Income from continuing operations before equity income	227	300	833	817
Equity income, net of tax	4	6	17	24
Income from continuing operations	231	306	850	841
Income from discontinued operations, net of tax (Note 21)	—	107	—	310
Net income	231	413	850	1,151
Net income attributable to noncontrolling interest	9	18	30	52
Net income attributable to Aptiv	$222	$395	$820	$1,099

Amounts attributable to Aptiv:
Income from continuing operations	$222	$297	$820	$814
Income from discontinued operations	—	98	—	285
Net income	$222	$395	$820	$1,099

Basic net income per share:
Continuing operations	$0.84	$1.11	$3.09	$3.04
Discontinued operations	—	0.37	—	1.07
Basic net income per share attributable to Aptiv	$0.84	$1.48	$3.09	$4.11
Weighted average number of basic shares outstanding	264.56	266.24	265.02	267.60

Diluted net income per share:
Continuing operations	$0.84	$1.11	$3.09	$3.04
Discontinued operations	—	0.37	—	1.06
Diluted net income per share attributable to Aptiv	$0.84	$1.48	$3.09	$4.10
Weighted average number of diluted shares outstanding	265.33	267.16	265.74	268.23

Cash dividends declared per share	$0.22	$0.29	$0.44	$0.87
See notes to consolidated financial statements.

APTIV PLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

	(in millions)
Net income	$231	$413	$850	$1,151
Other comprehensive (loss) income:
Currency translation adjustments	(36)	87	(168)	276
Net change in unrecognized gain (loss) on derivative instruments, net of tax (Note 14)	14	(9)	(19)	34
Employee benefit plans adjustment, net of tax	2	(6)	12	(1)
Other comprehensive (loss) income	(20)	72	(175)	309
Comprehensive income	211	485	675	1,460
Comprehensive income attributable to noncontrolling interests	5	21	22	59
Comprehensive income attributable to Aptiv	$206	$464	$653	$1,401
See notes to consolidated financial statements.

APTIV PLC
CONSOLIDATED BALANCE SHEETS

	September 30, 2018	December 31, 2017
	(Unaudited)

	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$771	$1,596
Restricted cash	1	1
Accounts receivable, net	2,635	2,440
Inventories (Note 3)	1,358	1,083
Other current assets (Note 4)	439	521
Total current assets	5,204	5,641
Long-term assets:
Property, net	3,056	2,804
Investments in affiliates	101	91
Intangible assets, net (Note 2)	1,216	1,219
Goodwill (Note 2)	2,162	1,944
Other long-term assets (Note 4)	588	470
Total long-term assets	7,123	6,528
Total assets	$12,327	$12,169
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt (Note 8)	$24	$17
Accounts payable	2,254	2,227
Accrued liabilities (Note 5)	1,109	1,296
Total current liabilities	3,387	3,540
Long-term liabilities:
Long-term debt (Note 8)	4,084	4,132
Pension benefit obligations	439	454
Other long-term liabilities (Note 5)	608	526
Total long-term liabilities	5,131	5,112
Total liabilities	8,518	8,652
Commitments and contingencies (Note 10)
Shareholders’ equity:
Preferred shares, $0.01 par value per share, 50,000,000 shares authorized, none issued and outstanding	—	—
Ordinary shares, $0.01 par value per share, 1,200,000,000 shares authorized, 264,097,440 and 265,839,794 issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	3	3
Additional paid-in-capital	1,633	1,649
Retained earnings	2,610	2,118
Accumulated other comprehensive loss (Note 13)	(638)	(471)
Total Aptiv shareholders’ equity	3,608	3,299
Noncontrolling interest	201	218
Total shareholders’ equity	3,809	3,517
Total liabilities and shareholders’ equity	$12,327	$12,169
See notes to consolidated financial statements.

APTIV PLC
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
	2018	2017

	(in millions)
Cash flows from operating activities:
Net income	$850	$1,151
Income from discontinued operations, net of tax	—	310
Income from continuing operations	850	841
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	383	305
Amortization	91	87
Amortization of deferred debt issuance costs	5	5
Restructuring expense, net of cash paid	(2)	9
Deferred income taxes	(73)	2
Pension and other postretirement benefit expenses	29	31
Income from equity method investments, net of dividends received	(9)	(16)
Gain on sale of assets	—	(1)
Share-based compensation	33	43
Changes in operating assets and liabilities:
Accounts receivable, net	(128)	(122)
Inventories	(250)	(266)
Other assets	(110)	(102)
Accounts payable	78	83
Accrued and other long-term liabilities	86	(223)
Other, net	(58)	36
Pension contributions	(35)	(27)
Net cash provided by operating activities from continuing operations	890	685
Net cash (used in) provided by operating activities from discontinued operations	(19)	355
Net cash provided by operating activities	871	1,040
Cash flows from investing activities:
Capital expenditures	(661)	(480)
Proceeds from sale of property / investments	10	6
Cost of business acquisitions, net of cash acquired	(512)	(40)
Cost of technology investments	—	(50)
Settlement of derivatives	(6)	(12)
Net cash used in investing activities from continuing operations	(1,169)	(576)
Net cash used in investing activities from discontinued operations	—	(106)
Net cash used in investing activities	(1,169)	(682)
Cash flows from financing activities:
Net repayments under other short-term debt agreements	(19)	(8)
Proceeds from issuance of senior notes, net of issuance costs	—	796
Contingent consideration and deferred acquisition purchase price payments	(13)	(24)
Dividend payments of consolidated affiliates to minority shareholders	(26)	(10)
Repurchase of ordinary shares	(214)	(383)
Distribution of cash dividends	(175)	(233)
Taxes withheld and paid on employees’ restricted share awards	(35)	(33)
Net cash (used in) provided by financing activities	(482)	105
Effect of exchange rate fluctuations on cash, cash equivalents and restricted cash	(45)	52
(Decrease) increase in cash, cash equivalents and restricted cash	(825)	515
Cash, cash equivalents and restricted cash at beginning of the period	1,597	839
Cash, cash equivalents and restricted cash at end of the period	$772	$1,354
Cash, cash equivalents and restricted cash of discontinued operations	$—	$891
Cash, cash equivalents and restricted cash of continuing operations	$772	$463
See notes to consolidated financial statements.

APTIV PLC
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (Unaudited)

	Ordinary Shares
	Number of Shares	Amount	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Aptiv Shareholders’ Equity	Noncontrolling Interest	Total Shareholders’ Equity

	(in millions)
Balance at January 1, 2018	266	$3	$1,649	$2,118	$(471)	$3,299	$218	$3,517
Net income	—	—	—	820	—	820	30	850
Other comprehensive loss	—	—	—	—	(167)	(167)	(8)	(175)
Dividends on ordinary shares	—	—	—	(116)	—	(116)	—	(116)
Dividend payments of consolidated affiliates to minority shareholders	—	—	—	—	—	—	(39)	(39)
Taxes withheld on employees’ restricted share award vestings	—	—	(35)	—	—	(35)	—	(35)
Repurchase of ordinary shares	(3)	—	(14)	(208)	—	(222)	—	(222)
Share-based compensation	1	—	33	—	—	33	—	33
Distribution of Delphi Technologies	—	—	—	5	—	5	—	5
Adjustment for recently adopted accounting pronouncements (Note 2)	—	—	—	(9)	—	(9)	—	(9)
Balance at September 30, 2018	264	$3	$1,633	$2,610	$(638)	$3,608	$201	$3,809
See notes to consolidated financial statements.

APTIV PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
1. GENERAL
General and basis of presentation—“Aptiv,” the “Company,” “we,” “us” and “our” refer to Aptiv PLC, a public limited company which was formed under the laws of Jersey on May 19, 2011 as Delphi Automotive PLC, which together with its subsidiaries acquired certain assets of the former Delphi Corporation (now known as DPH Holdings Corp. (“DPHH”)) and completed an initial public offering on November 22, 2011. On December 4, 2017 (the “Distribution Date”), the Company completed the separation (the “Separation”) of its former Powertrain Systems segment by distributing to Aptiv shareholders on a pro rata basis all of the issued and outstanding ordinary shares of Delphi Technologies PLC (“Delphi Technologies”), a public limited company formed to hold the spun-off business. To effect the Separation, the Company distributed to its shareholders one ordinary share of Delphi Technologies for every three Aptiv ordinary shares outstanding as of November 22, 2017, the record date for the distribution. Following the Separation, the remaining company changed its name to Aptiv PLC and New York Stock Exchange (“NYSE”) symbol to “APTV.” Also, as a result of the Separation, Delphi Technologies became an independent public company trading on the NYSE under the symbol “DLPH” as of the Distribution Date. Delphi Technologies’ historical financial results through the Distribution Date are reflected in the Company’s consolidated financial statements as a discontinued operation, as more fully described in Note 21. Discontinued Operations.
In April 2018, primarily as a result of the impact of the Separation on the Company’s U.K. presence and the centralization of the Company’s non-manufacturing European footprint, along with the long-term stability of the financial and regulatory environment in Ireland and continued uncertainties with regards to the impending exit of the U.K. from the European Union, Aptiv PLC changed its tax residence from the U.K. to Ireland. Aptiv PLC remains a public limited company incorporated under the laws of Jersey, and will continue to be subject to United States Securities and Exchange Commission reporting requirements and prepare financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).
The consolidated financial statements have been prepared in accordance with U.S. GAAP and all adjustments, consisting of only normal recurring items, which are necessary for a fair presentation, have been included. The consolidated financial statements and notes thereto included in this report should be read in conjunction with Aptiv’s 2017 Annual Report on Form 10-K.
Nature of operations—Aptiv is a leading global technology and mobility company serving the automotive sector. We design and manufacture vehicle components and provide electrical, electronic and active safety technology solutions to the global automotive market. Aptiv operates manufacturing facilities and technical centers utilizing a regional service model that enables the Company to efficiently and effectively serve its global customers from best cost countries. In line with the long-term growth in emerging markets, Aptiv has been increasing its focus on these markets, particularly in China, where the Company has a major manufacturing base and strong customer relationships.

2. SIGNIFICANT ACCOUNTING POLICIES
Consolidation—The consolidated financial statements include the accounts of Aptiv and U.S. and non-U.S. subsidiaries in which Aptiv holds a controlling financial or management interest and variable interest entities of which Aptiv has determined that it is the primary beneficiary. Aptiv’s share of the earnings or losses of non-controlled affiliates over which Aptiv exercises significant influence (generally a 20% to 50% ownership interest) is included in the consolidated operating results using the equity method of accounting. When Aptiv does not have the ability to exercise significant influence (generally when ownership interest is less than 20%), investments in non-consolidated affiliates are accounted for in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, and are measured at cost, less impairments, adjusted for observable price changes in orderly transactions for identical or similar investments of the same issuer. All significant intercompany transactions and balances between consolidated Aptiv businesses have been eliminated. The Company monitors its investments in affiliates for indicators of other-than-temporary declines in value on an ongoing basis. If the Company determines that such a decline has occurred, an impairment loss is recorded, which is measured as the difference between carrying value and estimated fair value. Estimated fair value is generally determined using an income approach based on discounted cash flows or negotiated transaction values.
During the three and nine months ended September 30, 2018 and 2017, Aptiv received dividends of $8 million and $7 million, respectively, from its equity method investments. The dividends were recognized as a reduction to the investment and represented a return on investment included in cash flows from operating activities from continuing operations.
Investments in non-consolidated affiliates totaled $56 million and $56 million as of September 30, 2018 and December 31, 2017, respectively, and are classified within other long-term assets in the consolidated balance sheet.

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
Revenue recognition—Beginning in the first quarter of 2018, Aptiv recognizes revenue in accordance with ASU 2014-09, Revenue from Contracts with Customers. Refer to Note 22. Revenue for additional information regarding the Company’s revenue recognition policies.
Net income per share—Basic net income per share is computed by dividing net income attributable to Aptiv by the weighted average number of ordinary shares outstanding during the period. Diluted net income per share reflects the weighted average dilutive impact of all potentially dilutive securities from the date of issuance and is computed using the treasury stock method by dividing net income attributable to Aptiv by the diluted weighted average number of ordinary shares outstanding during the period. Unless otherwise noted, share and per share amounts included in these notes are on a diluted basis. Refer to Note 12. Shareholders’ Equity and Net Income Per Share for additional information including the calculation of basic and diluted net income per share.
Cash and cash equivalents—Cash and cash equivalents are defined as short-term, highly liquid investments with original maturities of three months or less.
Accounts receivable—Aptiv enters into agreements to sell certain of its accounts receivable, primarily in Europe. Sales of receivables are accounted for in accordance with FASB Accounting Standards Codification (“ASC”) Topic 860, Transfers and Servicing (“ASC 860”). Agreements which result in true sales of the transferred receivables, as defined in ASC 860, which occur when receivables are transferred without recourse to the Company, are excluded from amounts reported in the consolidated balance sheets. Cash proceeds received from such sales are included in operating cash flows. Agreements that allow Aptiv to maintain effective control over the transferred receivables and which do not qualify as a sale, as defined in ASC 860, are accounted for as secured borrowings and recorded in the consolidated balance sheets within accounts receivable, net and short-term debt. The expenses associated with receivables factoring are recorded in the consolidated statements of operations within interest expense.
Intangible assets—Intangible assets were $1,216 million and $1,219 million as of September 30, 2018 and December 31, 2017, respectively. Aptiv amortizes definite-lived intangible assets over their estimated useful lives. Aptiv has definite-lived intangible assets related to patents and developed technology, customer relationships and trade names. Indefinite-lived in-process research and development intangible assets are not amortized, but are tested for impairment annually, or more frequently when indicators of potential impairment exist, until the completion or abandonment of the associated research and development efforts. Upon completion of the projects, the assets will be amortized over the expected economic life of the asset, which will be determined on that date. Should the project be determined to be abandoned, and if the asset developed has no alternative use, the full value of the asset will be charged to expense. The Company also has intangible assets related to acquired trade names that are classified as indefinite-lived when there are no foreseeable limits on the periods of time over which they are expected to contribute cash flows. These indefinite-lived trade name assets are tested for impairment annually, or more frequently when indicators of potential impairment exist. Costs to renew or extend the term of acquired intangible assets are recognized as expense as incurred. Amortization expense was $31 million and $91 million for the three and nine months ended September 30, 2018 and $29 million and $87 million and for the three and nine months ended September 30, 2017, respectively.
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
The impairment test involves first qualitatively assessing goodwill for impairment. If the qualitative assessment is not met the Company then performs a quantitative assessment by first comparing the estimated fair value of each reporting unit to its carrying value, including goodwill. Fair value reflects the price a market participant would be willing to pay in a potential sale of the reporting unit. If the estimated fair value exceeds carrying value, then we conclude that no goodwill impairment has occurred. If the carrying value of the reporting unit exceeds its estimated fair value, a second step is required to measure possible goodwill impairment loss. The second step includes hypothetically valuing the tangible and intangible assets and liabilities of the reporting unit as if the reporting unit had been acquired in a business combination. Then, the implied fair value of the reporting unit’s goodwill is compared to the carrying value of that goodwill. If the carrying value of the reporting unit’s goodwill exceeds the implied fair value of the goodwill, the Company recognizes an impairment loss in an amount equal to the excess, not to exceed the carrying value. There were no indicators of potential goodwill impairment during the nine months ended September 30, 2018. Goodwill was $2,162 million and $1,944 million as of September 30, 2018 and December 31, 2017, respectively.
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
Discontinued operations—The Company reports financial results for discontinued operations separately from continuing operations to distinguish the financial impact of disposal transactions from ongoing operations. Discontinued operations reporting occurs only when the disposal of a component or a group of components of the Company represents a strategic shift that will have a major effect on the Company’s operations and financial results. During the year ended December 31, 2017, the Company completed the Separation of its former Powertrain Systems segment by means of a spin-off into Delphi Technologies. Accordingly, the assets and liabilities, operating results and operating and investing cash flows for the previously reported Powertrain Systems segment are presented as discontinued operations separate from the Company’s continuing operations and segment results for all periods presented in these consolidated financial statements and the notes to the consolidated financial statements, unless otherwise noted. Refer to Note 21. Discontinued Operations for further information regarding the Company’s discontinued operations.
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
Customer concentrations—As reflected in the table below, combined net sales to General Motors Company (“GM”) and Volkswagen Group (“VW”), Aptiv’s two largest customers, totaled approximately 19% and 19% of our total net sales for the three and nine months ended September 30, 2018, respectively, and 22% and 23% for the three and nine months ended September 30, 2017, respectively.

	Percentage of Total Net Sales				Accounts and Other Receivables
	Three Months Ended September 30,		Nine Months Ended September 30,		September 30, 2018	December 31, 2017
	2018	2017	2018	2017

					(in millions)
GM (1)	11%	12%	11%	14%	$239	$204
VW	8%	10%	8%	9%	157	145

(1)
Net sales to GM includes net sales to GM’s former European Opel business prior to its sale to PSA Peugeot Citroën (“PSA”) on August 1, 2017, after which date these sales are excluded from net sales to GM.

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
Aptiv adopted ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, in the first quarter of 2018. This guidance makes targeted improvements to existing U.S. GAAP for financial instruments, including requiring equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. In accordance with this guidance, Aptiv measures equity investments at cost, less impairments, adjusted for observable price changes in orderly transactions for identical or similar investments of the same issuer. The adoption of this guidance did not have a significant impact on Aptiv’s financial statements.
Aptiv adopted ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, in the first quarter of 2018. This guidance clarifies the presentation requirements of eight specific issues within the statement of cash flows. The adoption of this guidance did not have a significant impact on Aptiv’s financial statements, as Aptiv’s treatment of the relevant affected items within its consolidated statement of cash flows is consistent with the requirements of this guidance.
Aptiv adopted ASU 2016-16, Accounting for Income Taxes: Intra-Entity Asset Transfers of Assets Other than Inventory, in the first quarter of 2018. This guidance requires that the tax effects of all intra-entity sales of assets other than inventory be recognized in the period in which the transaction occurs. The guidance is to be applied on a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. The adoption of this guidance resulted in an adjustment of $9 million recorded to retained earnings during the nine months ended September 30, 2018.
Aptiv adopted ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, in the first quarter of 2018. This guidance requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents and restricted cash. As a result, restricted cash will be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The adoption of this guidance did not have a significant impact on Aptiv’s financial statements, other than the classification of restricted cash within the beginning-of-period and end-of-period totals on the consolidated statement of cash flows, as opposed to being excluded from these totals.
Recently issued accounting pronouncements not yet adopted—In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). Under this guidance, lessees will be required to recognize on the balance sheet a lease liability and a right-of-use asset for all leases, with the exception of short-term leases. The lease liability represents the lessee’s obligation to make lease payments arising from a lease, and will be measured as the present value of the lease payments. The right-of-use asset represents the lessee’s right to use a specified asset for the lease term, and will be measured at the lease liability amount, adjusted for lease prepayment, lease incentives received and the lessee’s initial direct costs. The standard also requires a lessee to recognize a single lease cost allocated over the lease term, generally on a straight-line basis. The new guidance is effective for fiscal years beginning after December 15, 2018. ASU 2016-02 is required to be applied using the modified retrospective approach for all leases existing as of the effective date and provides for certain practical expedients. Early adoption is permitted. As of December 31, 2017, Aptiv had minimum lease commitments under non-cancellable operating leases totaling approximately $450 million. The adoption of this guidance will result in the addition of right-of-use assets and corresponding lease obligations to the consolidated balance sheet and will not have a material impact on its results of operations or cash flows. As permitted, the Company currently plans to elect the practical expedients upon transition which will retain the lease classification and initial direct costs for leases existing prior to the adoption of this standard. The Company will not reassess whether any contracts which were entered into prior to the adoption of ASU 2016-02 are classified as leases. The Company is in the process of cataloging existing lease contracts and implementing changes to its systems.
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
In January 2017, the FASB issued ASU 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This guidance simplifies how an entity is required to test goodwill for impairment by eliminating step two from the goodwill impairment test, which measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount. Under the new guidance, if a reporting unit’s carrying amount exceeds its fair value, an entity will record an impairment charge based on that difference. The impairment charge will be limited to the amount of goodwill allocated to that reporting unit. The standard will be applied prospectively and is effective for annual and interim impairment tests performed in periods beginning after December 15, 2019. Early adoption is permitted. The Company is currently evaluating the impact of adopting this standard on its financial statements, but does not anticipate a material impact. As this standard is prospective in nature, the impact to Aptiv’s financial statements of not performing a step two in order to measure the amount of any potential goodwill impairment will depend on various factors associated with the Company’s assessment of goodwill for impairment in those future periods.
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
In February 2018, the FASB issued ASU 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which allows for the elimination of the stranded income tax effects resulting from the enactment of the Tax Cuts and Jobs Act through a reclassification from accumulated other comprehensive income to retained earnings. The standard is effective for fiscal years beginning after December 15, 2018. Early adoption is permitted. The adoption of this guidance is not expected to have a significant impact on Aptiv’s financial statements.

3. INVENTORIES
Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or net realizable value, including direct material costs and direct and indirect manufacturing costs. A summary of inventories is shown below:

	September 30, 2018	December 31, 2017

	(in millions)
Productive material	$772	$584
Work-in-process	105	100
Finished goods	481	399
Total	$1,358	$1,083

4. ASSETS
Other current assets consisted of the following:

	September 30, 2018	December 31, 2017

	(in millions)
Value added tax receivable	$175	$160
Prepaid insurance and other expenses	93	104
Reimbursable engineering costs	63	33
Notes receivable	30	16
Income and other taxes receivable	30	46
Deposits to vendors	7	8
Derivative financial instruments (Note 14)	17	30
Accounts receivable to be remitted to Delphi Technologies (Note 21)	23	123
Other	1	1
Total	$439	$521

Other long-term assets consisted of the following:

	September 30, 2018	December 31, 2017

	(in millions)
Deferred income taxes, net	$241	$185
Unamortized Revolving Credit Facility debt issuance costs (Note 8)	6	8
Income and other taxes receivable	6	22
Reimbursable engineering costs	130	66
Value added tax receivable	35	37
Equity investments (Note 17)	56	56
Derivative financial instruments (Note 14)	7	8
Other	107	88
Total	$588	$470

5. LIABILITIES
Accrued liabilities consisted of the following:

	September 30, 2018	December 31, 2017

	(in millions)
Payroll-related obligations	$268	$218
Employee benefits, including current pension obligations	67	116
Income and other taxes payable	233	233
Warranty obligations (Note 6)	36	41
Restructuring (Note 7)	80	90
Customer deposits	36	28
Derivative financial instruments (Note 14)	9	15
Accrued interest	30	41
Dividends payable	—	59
Accounts payable to be remitted on behalf of Delphi Technologies (Note 21)	13	132
Other	337	323
Total	$1,109	$1,296

Other long-term liabilities consisted of the following:

	September 30, 2018	December 31, 2017

	(in millions)
Environmental (Note 10)	$2	$4
Extended disability benefits	9	9
Warranty obligations (Note 6)	17	17
Restructuring (Note 7)	49	42
Payroll-related obligations	10	10
Accrued income taxes	192	154
Deferred income taxes, net	223	222
Derivative financial instruments (Note 14)	6	11
Deferred compensation related to nuTonomy acquisition (Note 17)	38	4
Other	62	53
Total	$608	$526

6. WARRANTY OBLIGATIONS
Expected warranty costs for products sold are recognized principally at the time of sale of the product based on an estimate of the amount that eventually will be required to settle such obligations. These accruals are based on factors such as past experience, production changes, industry developments and various other considerations. The estimated costs related to product recalls based on a formal campaign soliciting return of that product are accrued at the time an obligation becomes probable and can be reasonably estimated. These estimates are adjusted from time to time based on facts and circumstances that impact the status of existing claims. Aptiv has recognized its best estimate for its total aggregate warranty reserves, including product recall costs, across all of its operating segments as of September 30, 2018. The Company estimates the reasonably possible amount to ultimately resolve all matters in excess of the recorded reserves as of September 30, 2018 to be zero to $15 million.
The table below summarizes the activity in the product warranty liability for the nine months ended September 30, 2018:

Warranty Obligations

(in millions)
Accrual balance at beginning of period	$58
Provision for estimated warranties incurred during the period	31
Changes in estimate for pre-existing warranties	7
Settlements made during the period (in cash or in kind)	(43)
Foreign currency translation and other	—
Accrual balance at end of period	$53
In September 2016, one of the Company’s OEM customers initiated a recall to enhance airbag deployment systems in certain vehicles. Aptiv’s Advanced Safety and User Experience segment had supplied sensors and related control modules for the airbags in the affected vehicles. During the first quarter of 2017, Aptiv reached an agreement with its customer related to this matter and recognized an incremental $43 million of warranty expense within cost of sales during the nine months ended September 30, 2017.

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
As part of Aptiv’s continued efforts to optimize its cost structure, it has undertaken several restructuring programs which include workforce reductions as well as plant closures. These programs are primarily focused on the continued rotation of our manufacturing footprint to best cost locations in Europe and on reducing global overhead costs, including programs implemented to realign the Company’s organizational structure due to changes in roles and workforce as a result of the spin-off of the former Powertrain Systems segment. The Company recorded employee-related and other restructuring charges related to these programs totaling approximately $65 million and $100 million during the three and nine months ended September 30, 2018, respectively, which is primarily comprised of $37 million and $59 million, respectively, recognized for programs focused on the continued rotation of our manufacturing footprint to best cost locations in Europe and reducing overhead costs in the region.
Restructuring costs of approximately $18 million and $101 million were recorded during the three and nine months ended September 30, 2017, respectively, which included the recognition of approximately $36 million during the nine months ended September 30, 2017 of employee-related and other costs related to the closure of an Advanced Safety and User Experience Western European manufacturing site, pursuant to the Company’s ongoing European footprint rotation strategy.
Restructuring charges for employee separation and termination benefits are paid either over the severance period or in a lump sum in accordance with either statutory requirements or individual agreements. Aptiv incurred cash expenditures related to its restructuring programs of approximately $102 million and $92 million in the nine months ended September 30, 2018 and 2017, respectively.
The following table summarizes the restructuring charges recorded for the three and nine months ended September 30, 2018 and 2017 by operating segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

	(in millions)
Signal and Power Solutions	$58	$17	$87	$44
Advanced Safety and User Experience	7	1	13	57
Total	$65	$18	$100	$101
The table below summarizes the activity in the restructuring liability for the nine months ended September 30, 2018:

	Employee Termination Benefits Liability	Other Exit Costs Liability	Total

	(in millions)
Accrual balance at January 1, 2018	$131	$1	$132
Provision for estimated expenses incurred during the period	100	—	100
Payments made during the period	(101)	(1)	(102)
Foreign currency and other	(1)	—	(1)
Accrual balance at September 30, 2018	$129	$—	$129

8. DEBT
The following is a summary of debt outstanding, net of unamortized issuance costs and discounts, as of September 30, 2018 and December 31, 2017, respectively:

	September 30, 2018	December 31, 2017

	(in millions)
3.15%, senior notes, due 2020 (net of $2 and $2 unamortized issuance costs and $0 and $1 discount, respectively)	$648	$647
4.15%, senior notes, due 2024 (net of $3 and $4 unamortized issuance costs and $1 and $1 discount, respectively)	696	695
1.50%, Euro-denominated senior notes, due 2025 (net of $4 and $4 unamortized issuance costs and $2 and $3 discount, respectively)	816	833
4.25%, senior notes, due 2026 (net of $3 and $4 unamortized issuance costs, respectively)	647	646
1.60%, Euro-denominated senior notes, due 2028 (net of $3 and $4 unamortized issuance costs and $1 and $1 discount, respectively)	583	595
4.40%, senior notes, due 2046 (net of $3 and $3 unamortized issuance costs and $2 and $2 discount, respectively)	295	295
Tranche A Term Loan, due 2021 (net of $1 and $2 unamortized issuance costs, respectively)	389	396
Capital leases and other	34	42
Total debt	4,108	4,149
Less: current portion	(24)	(17)
Long-term debt	$4,084	$4,132
Credit Agreement
Aptiv PLC and its wholly-owned subsidiary Aptiv Corporation entered into a credit agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent (the “Administrative Agent”), under which it maintains senior secured credit facilities currently consisting of a term loan (the “Tranche A Term Loan”) and a revolving credit facility of $2.0 billion (the “Revolving Credit Facility”). The Credit Agreement was entered into in March 2011 and has been subsequently amended and restated on several occasions, most recently on August 17, 2016. The 2016 amendment extended the maturity of the Revolving Credit Facility and the Tranche A Term Loan from 2018 to 2021, increased the capacity of the Revolving Credit Facility from $1.5 billion to $2.0 billion and permitted Aptiv PLC to act as a borrower on the Revolving Credit Facility.
The Tranche A Term Loan and the Revolving Credit Facility mature on August 17, 2021. Beginning in the fourth quarter of 2017, Aptiv was obligated to begin making quarterly principal payments throughout the term of the Tranche A Term Loan, according to the amortization schedule in the Credit Agreement. The Credit Agreement also contains an accordion feature that permits Aptiv to increase, from time to time, the aggregate borrowing capacity under the Credit Agreement by up to an additional $1 billion (or a greater amount based upon a formula set forth in the Credit Agreement) upon Aptiv’s request, the agreement of the lenders participating in the increase, and the approval of the Administrative Agent and existing lenders.
As of September 30, 2018, there were no amounts drawn on the Revolving Credit Facility and approximately $7 million in letters of credit issued under the Credit Agreement. Letters of credit issued under the Credit Agreement reduce availability under the Revolving Credit Facility.
Loans under the Credit Agreement bear interest, at Aptiv’s option, at either (a) the Administrative Agent’s Alternate Base Rate (“ABR” as defined in the Credit Agreement) or (b) the London Interbank Offered Rate (the “Adjusted LIBO Rate” as defined in the Credit Agreement) (“LIBOR”) plus in either case a percentage per annum as set forth in the table below (the “Applicable Rate”). The Applicable Rates under the Credit Agreement on the specified dates are set forth below:

	September 30, 2018		December 31, 2017
	LIBOR plus	ABR plus	LIBOR plus	ABR plus
Revolving Credit Facility	1.10%	0.10%	1.10%	0.10%
Tranche A Term Loan	1.25%	0.25%	1.25%	0.25%
The Applicable Rate under the Credit Agreement may increase or decrease from time to time based on changes in the Company’s credit ratings. Accordingly, the interest rate will fluctuate during the term of the Credit Agreement based on changes in the ABR, LIBOR or future changes in the Company’s corporate credit ratings. The Credit Agreement also requires that Aptiv pay certain facility fees on the Revolving Credit Facility and certain letter of credit issuance and fronting fees.
The interest rate period with respect to LIBOR interest rate options can be set at one-, two-, three-, or six-months as selected by Aptiv in accordance with the terms of the Credit Agreement (or other period as may be agreed by the applicable lenders). Aptiv may elect to change the selected interest rate option in accordance with the provisions of the Credit Agreement. As of September 30, 2018, Aptiv selected the one-month LIBOR interest rate option on the Tranche A Term Loan, and the rate effective as of September 30, 2018, as detailed in the table below, was based on the Company’s current credit rating and the Applicable Rate for the Credit Agreement:

		Borrowings as of
		September 30, 2018	Rate effective as of
	Applicable Rate	(in millions)	September 30, 2018
Tranche A Term Loan	LIBOR plus 1.25%	$390	3.4375%
Borrowings under the Credit Agreement are prepayable at Aptiv’s option without premium or penalty.
The Credit Agreement contains certain covenants that limit, among other things, the Company’s (and the Company’s subsidiaries’) ability to incur certain additional indebtedness or liens or to dispose of substantially all of its assets. In addition, the Credit Agreement requires that the Company maintain a consolidated leverage ratio (the ratio of Consolidated Total Indebtedness to Consolidated EBITDA, each as defined in the Credit Agreement) of less than 3.50 to 1.0. The Credit Agreement also contains events of default customary for financings of this type. The Company was in compliance with the Credit Agreement covenants as of September 30, 2018.
As of September 30, 2018, all obligations under the Credit Agreement were borrowed by Aptiv Corporation and jointly and severally guaranteed by its direct and indirect parent companies, subject to certain exceptions set forth in the Credit Agreement. Refer to Note 19. Supplemental Guarantor and Non-Guarantor Condensed Consolidating Financial Statements for additional information.
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
On November 19, 2015, Aptiv PLC issued $1.3 billion in aggregate principal amount of senior unsecured notes in a transaction registered under the Securities Act, comprised of $650 million of 3.15% senior unsecured notes due 2020 (the “3.15% Senior Notes”) and $650 million of 4.25% senior unsecured notes due 2026 (the “4.25% Senior Notes”) (collectively, the “2015 Senior Notes”). The 3.15% Senior Notes were priced at 99.784% of par, resulting in a yield to maturity of 3.197%, and the 4.25% Senior Notes were priced at 99.942% of par, resulting in a yield to maturity of 4.256%. The proceeds were primarily utilized to fund a portion of the cash consideration for the acquisition of HellermannTyton PLC and for general corporate purposes, including the payment of fees and expenses associated with the HellermannTyton PLC acquisition and the related financing transaction. Aptiv incurred approximately $8 million of issuance costs in connection with the 2015 Senior Notes. Interest on the 3.15% Senior Notes is payable semi-annually on May 19 and November 19 of each year to holders of record at the close of business on May 4 or November 4 immediately preceding the interest payment date. Interest on the 4.25% Senior Notes is payable semi-annually on January 15 and July 15 of each year to holders of record at the close of business on January 1 or July 1 immediately preceding the interest payment date.

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
Although the specific terms of each indenture governing each series of senior notes vary, the indentures contain certain restrictive covenants, including with respect to Aptiv’s (and Aptiv’s subsidiaries) ability to incur liens, enter into sale and leaseback transactions and merge with or into other entities. As of September 30, 2018, the Company was in compliance with the provisions of all series of the outstanding senior notes.
The 2014 Senior Notes were issued by Aptiv Corporation. The 2014 Senior Notes are fully and unconditionally guaranteed, jointly and severally, by Aptiv PLC and by certain of Aptiv PLC’s direct and indirect subsidiaries which are directly or indirectly 100% owned by Aptiv PLC, subject to customary release provisions (other than in the case of Aptiv PLC). The 2015 Euro-denominated Senior Notes, 2015 Senior Notes, 2016 Euro-denominated Senior Notes and 2016 Senior Notes issued by Aptiv PLC are fully and unconditionally guaranteed, jointly and severally, by certain of Aptiv PLC’s direct and indirect subsidiaries (including Aptiv Corporation), which are directly or indirectly 100% owned by Aptiv PLC, subject to customary release provisions. Refer to Note 19. Supplemental Guarantor and Non-Guarantor Condensed Consolidating Financial Statements for additional information.
Other Financing
Receivable factoring—Aptiv maintains a €300 million European accounts receivable factoring facility that is available on a committed basis. This facility is accounted for as short-term debt and borrowings are subject to the availability of eligible accounts receivable. Collateral is not required related to these trade accounts receivable. This program renews on a non-committed, indefinite basis unless terminated by either party. Borrowings bear interest at Euro Interbank Offered Rate (“EURIBOR”) plus 0.42% for borrowings denominated in Euros. No amounts were outstanding on the European accounts receivable factoring facility as of September 30, 2018 or December 31, 2017.
Capital leases and other—As of September 30, 2018 and December 31, 2017, approximately $34 million and $42 million, respectively, of other debt primarily issued by certain non-U.S. subsidiaries and capital lease obligations was outstanding.
Interest—Cash paid for interest related to debt outstanding totaled $110 million and $102 million for the nine months ended September 30, 2018 and 2017, respectively.

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

The amounts shown below reflect the defined benefit pension expense for the three and nine months ended September 30, 2018 and 2017:

	Non-U.S. Plans		U.S. Plans

	Three Months Ended September 30,
	2018	2017	2018	2017

	(in millions)
Service cost	$4	$5	$—	$—
Interest cost	7	9	—	—
Expected return on plan assets	(6)	(8)	—	—
Curtailment loss	—	1	—	—
Amortization of actuarial losses	4	5	—	—
Net periodic benefit cost	$9	$12	$—	$—

	Non-U.S. Plans		U.S. Plans

	Nine Months Ended September 30,
	2018	2017	2018	2017

	(in millions)
Service cost	$13	$15	$—	$—
Interest cost	21	21	—	1
Expected return on plan assets	(19)	(20)	—	—
Curtailment loss	1	4	—	—
Amortization of actuarial losses	11	10	1	—
Net periodic benefit cost	$27	$30	$1	$1
Other postretirement benefit obligations were approximately $4 million and $4 million at September 30, 2018 and December 31, 2017, respectively.

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
Unsecured Creditors Litigation
Aptiv was subject to ongoing litigation related to general unsecured claims against the former Delphi Corporation, now known as DPHH, resulting from that entity’s 2005 bankruptcy filing. The Fourth Amended and Restated Limited Liability Partnership Agreement of Delphi Automotive LLP (the “Fourth LLP Agreement”) was entered into on July 12, 2011 by the members of Delphi Automotive LLP in order to position the Company for its initial public offering. Under the terms of the Fourth LLP Agreement, if cumulative distributions to the members of Delphi Automotive LLP under certain provisions of the Fourth LLP Agreement exceed $7.2 billion, Aptiv, as disbursing agent on behalf of DPHH, is required to pay to the holders of allowed general unsecured claims against DPHH $32.50 for every $67.50 in excess of $7.2 billion distributed to the members, up to a maximum amount of $300 million. On January 12, 2017, the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”) granted summary judgment in favor of the unsecured creditors and thus the $300 million maximum distribution for general unsecured claims was triggered. In connection with the January 2017 ruling, the Company recorded a reserve of $300 million in the fourth quarter of 2016. In March 2017, the Bankruptcy Court issued a ruling on the application of pre-judgment interest owed on the amount of the distribution to be made to the holders of general unsecured claims. Pursuant to this ruling, Aptiv recorded an additional reserve of $27 million during the first quarter of 2017.

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
Brazil Matters
Aptiv conducts business operations in Brazil that are subject to the Brazilian federal labor, social security, environmental, tax and customs laws, as well as a variety of state and local laws. While Aptiv believes it complies with such laws, they are complex, subject to varying interpretations, and the Company is often engaged in litigation with government agencies regarding the application of these laws to particular circumstances. As of September 30, 2018, the majority of claims asserted against Aptiv in Brazil relate to such litigation. The remaining claims in Brazil relate to commercial and labor litigation with private parties. As of September 30, 2018, claims totaling approximately $145 million (using September 30, 2018 foreign currency rates) have been asserted against Aptiv in Brazil. As of September 30, 2018, the Company maintains accruals for these asserted claims of $20 million (using September 30, 2018 foreign currency rates). The amounts accrued represent claims that are deemed probable of loss and are reasonably estimable based on the Company’s analyses and assessment of the asserted claims and prior experience with similar matters. While the Company believes its accruals are adequate, the final amounts required to resolve these matters could differ materially from the Company’s recorded estimates and Aptiv’s results of operations could be materially affected. The Company estimates the reasonably possible loss in excess of the amounts accrued related to these claims to be zero to $125 million.
Environmental Matters
Aptiv is subject to the requirements of U.S. federal, state, local and non-U.S. environmental and safety and health laws and regulations. As of September 30, 2018 and December 31, 2017, the undiscounted reserve for environmental investigation and remediation was approximately $4 million (of which $2 million was recorded in accrued liabilities and $2 million was recorded in other long-term liabilities) and $4 million (which was recorded in other long-term liabilities), respectively. Aptiv cannot ensure that environmental requirements will not change or become more stringent over time or that its eventual environmental remediation costs and liabilities will not exceed the amount of its current reserves. In the event that such liabilities were to significantly exceed the amounts recorded, Aptiv’s results of operations could be materially affected. At September 30, 2018, the difference between the recorded liabilities and the reasonably possible range of potential loss was not material.

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

The Company’s income tax expense and effective tax rate for the three and nine months ended September 30, 2018 and 2017 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

	(dollars in millions)
Income tax expense	$66	$31	$208	$88
Effective tax rate	23%	9%	20%	10%
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
The Company’s effective tax rate for the three and nine months ended September 30, 2018 also includes net discrete tax expense of $28 million and $48 million, respectively, primarily related to the Company’s intellectual property transfer and a change in the provisional accrual of transition tax for untaxed foreign earnings, as described below. The effective tax rate for the three and nine months ended September 30, 2017 includes net discrete tax benefits of $11 million and $23 million, respectively, primarily related to provision to return adjustments and changes in reserves.
The Tax Cuts and Jobs Act (the “Tax Legislation”) was enacted in the United States on December 22, 2017, significantly revising the U.S. corporate income tax by, among other things, lowering corporate income tax rates and imposing a one-time repatriation tax on deemed repatriated earnings of foreign subsidiaries. Pursuant to ASU 2018-05, Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118, the Company recognized the provisional effects of the enactment of the Tax Legislation of approximately $50 million during the year ended December 31, 2017 for which measurement could be reasonably estimated. The impact was primarily the result of increased tax expense due to the one-time deemed repatriation tax and a reduction of our foreign tax credit, partially offset by the favorable impact of the reduced tax rate on the Company’s net deferred tax liabilities. Pursuant to ASU 2018-05, adjustments to the provisional amounts recorded by the Company as of December 31, 2017 that are identified within a subsequent measurement period of up to one year from the enactment date will be included as an adjustment to tax expense from continuing operations in the period the amounts are determined. To-date in 2018, the U.S. Treasury Department and the Internal Revenue Service (“IRS”) have issued additional guidance, particularly with respect to computing the transition tax on the untaxed foreign earnings of foreign subsidiaries. During the nine months ended September 30, 2018, the Company recorded approximately $25 million to income tax expense as an adjustment to the provisional amounts recorded as of December 31, 2017, primarily related to a reduction of our foreign tax credit as a result of recently issued regulatory guidance. The Company continues to refine its assessment through further analysis of certain aspects of the Tax Legislation and the recently issued guidance. Accordingly, the ultimate impact of the Tax Legislation may differ from these estimates due to its continued analysis or further regulatory guidance that may be issued.
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
Cash paid or withheld for income taxes was $205 million and $171 million for the nine months ended September 30, 2018 and 2017, respectively.
Intellectual Property Transfer
During the three months ended September 30, 2018, the Company finalized changes to its corporate entity operating structure, including transferring certain intellectual property amongst certain of its subsidiaries, primarily to align corporate entities with the Company’s evolving operations and business model following the Separation of its former Powertrain Systems segment. The transfer of assets occurred between wholly-owned legal entities in different tax jurisdictions. As the impact of the transfer was the result of an intra-entity transaction, the resulting gain on the transfer was eliminated for purposes of the consolidated financial statements. However, the transferring entity recognized a gain on the transfer of assets that was subject to income tax in its local jurisdiction. In accordance with ASU 2016-16, which the Company adopted in the first quarter of 2018, as further described in Note 2. Significant Accounting Policies, the income tax expense recorded as a result of the intra-entity transfer of the intellectual property was approximately $24 million, net during the three months ended September 30, 2018.

12. SHAREHOLDERS’ EQUITY AND NET INCOME PER SHARE
Net Income Per Share
Basic net income per share is computed by dividing net income attributable to Aptiv by the weighted average number of ordinary shares outstanding during the period. Diluted net income per share reflects the weighted average dilutive impact of all potentially dilutive securities from the date of issuance and is computed using the treasury stock method by dividing net income attributable to Aptiv by the diluted weighted average number of ordinary shares outstanding during the period. For all periods presented, the calculation of diluted net income per share contemplates the dilutive impacts, if any, of the Company’s share-based compensation plans. Refer to Note 18. Share-Based Compensation for additional information.
Weighted Average Shares
The following table illustrates net income per share attributable to Aptiv and the weighted average shares outstanding used in calculating basic and diluted income per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

	(in millions, except per share data)
Numerator:
Income from continuing operations	$222	$297	$820	$814
Income from discontinued operations	—	98	—	285
Net income attributable to Aptiv	$222	$395	$820	$1,099
Denominator:
Weighted average ordinary shares outstanding, basic	264.56	266.24	265.02	267.60
Dilutive shares related to restricted stock units (“RSUs”)	0.77	0.92	0.72	0.63
Weighted average ordinary shares outstanding, including dilutive shares	265.33	267.16	265.74	268.23

Basic net income per share:
Continuing operations	$0.84	$1.11	$3.09	$3.04
Discontinued operations	—	0.37	—	1.07
Basic net income per share attributable to Aptiv	$0.84	$1.48	$3.09	$4.11
Diluted net income per share:
Continuing operations	$0.84	$1.11	$3.09	$3.04
Discontinued operations	—	0.37	—	1.06
Diluted net income per share attributable to Aptiv	$0.84	$1.48	$3.09	$4.10
Anti-dilutive securities share impact	—	—	—	—
Share Repurchase Program
In April 2016, the Board of Directors authorized a share repurchase program of up to $1.5 billion of ordinary shares, which commenced in September 2016 following the completion of the Company’s $1.5 billion January 2015 share repurchase program. This share repurchase program provides for share purchases in the open market or in privately negotiated transactions, depending on share price, market conditions and other factors, as determined by the Company.
A summary of the ordinary shares repurchased during the three and nine months ended September 30, 2018 and 2017 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Total number of shares repurchased	793,424	1,018,930	2,513,136	4,667,193
Average price paid per share	$86.08	$92.99	$88.24	$82.00
Total (in millions)	$69	$95	$222	$383

As of September 30, 2018, approximately $767 million of share repurchases remained available under the April 2016 share repurchase program. During the period from October 1, 2018 to October 30, 2018, the Company repurchased an additional $42 million worth of shares pursuant to a trading plan with set trading instructions established by the Company. As a result, approximately $725 million of share repurchases remain available under the April 2016 share repurchase program. All repurchased shares were retired, and are reflected as a reduction of ordinary share capital for the par value of the shares, with the excess applied as reductions to additional paid-in-capital and retained earnings.
Dividends
The Company has declared and paid cash dividends per ordinary share during the periods presented as follows:

	Dividend	Amount
	Per Share	(in millions)
2018:
Third quarter	$0.22	$58
Second quarter	0.22	58
First quarter	0.22	59
Total	$0.66	$175
2017:
Fourth quarter	$0.29	$77
Third quarter	0.29	77
Second quarter	0.29	78
First quarter	0.29	78
Total	$1.16	$310
In addition, in October 2018, the Board of Directors declared a regular quarterly cash dividend of $0.22 per ordinary share, payable November 21, 2018 to shareholders of record at the close of business on November 7, 2018.
Other
On December 4, 2017, Aptiv distributed the issued and outstanding ordinary shares of Delphi Technologies to the Company’s shareholders. The Company distributed to its shareholders one ordinary share of Delphi Technologies for every three Aptiv ordinary shares outstanding as of November 22, 2017, the record date for the distribution. Shareholders received cash in lieu of any fractional ordinary shares of Delphi Technologies.

13. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The changes in accumulated other comprehensive income (loss) attributable to Aptiv (net of tax) for the three and nine months ended September 30, 2018 and 2017 are shown below. Prior period other comprehensive income includes activity relating to discontinued operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

	(in millions)
Foreign currency translation adjustments:
Balance at beginning of period	$(497)	$(614)	$(369)	$(799)
Aggregate adjustment for the period (1)	(32)	84	(160)	269
Balance at end of period	(529)	(530)	(529)	(530)

Gains (losses) on derivatives:
Balance at beginning of period	(29)	32	4	(11)
Other comprehensive income before reclassifications (net tax effect of $8, $5, $8 and $15)	14	(3)	(12)	26
Reclassification to income (net tax effect of $1, $0, $2 and $10)	—	(6)	(7)	8
Balance at end of period	(15)	23	(15)	23

Pension and postretirement plans:
Balance at beginning of period	(96)	(400)	(106)	(405)
Other comprehensive income before reclassifications (net tax effect of $1 $4, $1 and $8)	(1)	(15)	2	(25)
Reclassification to income (net tax effect of $1, $2, $2 and $5)	3	9	10	24
Balance at end of period	(94)	(406)	(94)	(406)

Accumulated other comprehensive loss, end of period	$(638)	$(913)	$(638)	$(913)

(1)
Includes $22 million of losses and $31 million of gains for the three and nine months ended September 30, 2018, respectively, and $44 million and $147 million of losses for the three and nine months ended September 30, 2017, respectively, related to non-derivative net investment hedges. Refer to Note 14. Derivatives and Hedging Activities for further description of these hedges.

Reclassifications from accumulated other comprehensive income (loss) to income for the three and nine months ended September 30, 2018 and 2017 were as follows:

Reclassification Out of Accumulated Other Comprehensive Income (Loss)
Details About Accumulated Other Comprehensive Income Components	Three Months Ended September 30,		Nine Months Ended September 30,		Affected Line Item in the Statement of Operations
	2018	2017	2018	2017

	(in millions)
Gains (losses) on derivatives:
Commodity derivatives	$1	$5	$16	$8	Cost of sales
Foreign currency derivatives	(2)	1	(11)	(26)	Cost of sales
	(1)	6	5	(18)	Income before income taxes
	1	—	2	10	Income tax expense
	—	6	7	(8)	Net income
	—	—	—	—	Net income attributable to noncontrolling interest
	$—	$6	$7	$(8)	Net income attributable to Aptiv

Pension and postretirement plans:
Actuarial losses	$(4)	$(11)	$(12)	$(29)	Other income (expense), net (1)
	(4)	(11)	(12)	(29)	Income before income taxes
	1	2	2	5	Income tax expense
	(3)	(9)	(10)	(24)	Net income
	—	—	—	—	Net income attributable to noncontrolling interest
	$(3)	$(9)	$(10)	$(24)	Net income attributable to Aptiv

Total reclassifications for the period	$(3)	$(3)	$(3)	$(32)

(1)	These accumulated other comprehensive loss components are included in the computation of net periodic pension cost (see Note 9. Pension Benefits for additional details).

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

As of September 30, 2018, the Company had the following outstanding notional amounts related to commodity and foreign currency forward and option contracts designated as cash flow hedges that were entered into to hedge forecasted exposures:

Commodity	Quantity Hedged	Unit of Measure	Notional Amount (Approximate USD Equivalent)

	(in thousands)		(in millions)
Copper	88,540	pounds	$240

Foreign Currency	Quantity Hedged	Unit of Measure	Notional Amount (Approximate USD Equivalent)

	(in millions)
Mexican Peso	9,815	MXN	$520
Chinese Yuan Renminbi	2,166	RMB	315
Polish Zloty	424	PLN	115
New Turkish Lira	83	TRY	15
As of September 30, 2018, Aptiv has entered into derivative instruments to hedge cash flows extending out to September 2020.
Gains and losses on derivatives qualifying as cash flow hedges are recorded in other comprehensive income (“OCI”), to the extent that hedges are effective, until the underlying transactions are recognized in earnings. Unrealized amounts in accumulated OCI will fluctuate based on changes in the fair value of hedge derivative contracts at each reporting period. Net losses on cash flow hedges included in accumulated OCI as of September 30, 2018 were $1 million ($4 million gain, net of tax). Of this total, approximately $2 million of losses are expected to be included in cost of sales within the next 12 months and $1 million of gains are expected to be included in cost of sales in subsequent periods. Cash flow hedges are discontinued when Aptiv determines it is no longer probable that the originally forecasted transactions will occur. The amount included in cost of sales related to hedge ineffectiveness was insignificant for the three and nine months ended September 30, 2018 and 2017. Cash flows from derivatives used to manage commodity and foreign exchange risks designated as cash flow hedges are classified as operating activities within the consolidated statement of cash flows.
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
Since the first quarter of 2016, the Company has entered into a series of forward contracts, each of which have been designated as net investment hedges of the foreign currency exposure of the Company’s investments in certain Chinese Yuan Renminbi (“RMB”)-denominated subsidiaries. In December 2016, the Company entered into a forward contract with a notional amount of 1.8 billion RMB (approximately $265 million, using December 31, 2016 foreign currency rates), which matured in June 2017, and the Company paid $12 million at settlement. In June 2017, the Company entered into a forward contract with a notional amount of 2.4 billion RMB (approximately $345 million, using June 30, 2017 foreign currency rates), which matured in December 2017, and the Company paid $16 million at settlement. In December 2017, the Company entered into a forward contract with a notional amount of 1.9 billion RMB (approximately $290 million, using December 31, 2017 foreign currency rates), which matured in June 2018, and the Company paid $10 million at settlement. In June 2018, the Company entered into a forward contract with a notional amount of 486 million RMB (approximately $75 million, using June 30, 2018 foreign currency rates), which matures in December 2018. Refer to the tables below for details of the fair value recorded in the consolidated balance sheet and the effects recorded in the consolidated statement of comprehensive income related to these derivative instruments.

The Company has designated the €700 million 2015 Euro-denominated Senior Notes and the €500 million 2016 Euro-denominated Senior Notes, as more fully described in Note 8. Debt, as net investment hedges of the foreign currency exposure of its investments in certain Euro-denominated subsidiaries. Due to changes in the value of the Euro-denominated debt instruments designated as net investment hedges, during the three and nine months ended September 30, 2018, $22 million of losses and $31 million of gains, respectively, were recognized within the cumulative translation adjustment component of OCI. During the three and nine months ended September 30, 2017, $44 million and $147 million, respectively, of losses were recognized within the cumulative translation adjustment component of OCI. Cumulative losses included in accumulated OCI on these net investment hedges were $86 million as of September 30, 2018 and $117 million as of December 31, 2017. There were no amounts reclassified or recognized for ineffectiveness during the three and nine months ended September 30, 2018 or 2017.
Derivatives Not Designated as Hedges
In certain occasions the Company enters into certain foreign currency and commodity contracts that are not designated as hedges. When hedge accounting is not applied to derivative contracts, gains and losses are recorded to other income (expense), net and cost of sales in the consolidated statement of operations.
In conjunction with the acquisition of KUM, as more fully disclosed in Note 17. Acquisitions and Divestitures, in March 2018, the Company entered into forward contracts, requiring no initial net investment, with notional amounts totaling 559 billion South Korean Won (“KRW”) (approximately $520 million using March 1, 2018 foreign currency rates) to hedge portions of the currency risk associated with the cash payment for the acquisition. Pursuant to the requirements of ASC 815, Derivatives and Hedging, the forwards did not qualify as hedges for accounting purposes, and therefore, changes in the fair value of the forwards were recognized in other income (expense), net. In conjunction with the closing of the acquisition, Aptiv settled the forward contracts in the second quarter of 2018 and received $4 million, which is reflected within investing activities from continuing operations in the consolidated statement of cash flows. During the nine months ended September 30, 2018, the change in fair value resulted in a pre-tax gain of $4 million, included within other income in the consolidated statement of operations.
Fair Value of Derivative Instruments in the Balance Sheet
The fair value of derivative financial instruments recorded in the consolidated balance sheets as of September 30, 2018 and December 31, 2017 are as follows:

	Asset Derivatives		Liability Derivatives		Net Amounts of Assets and (Liabilities) Presented in the Balance Sheet
	Balance Sheet Location	September 30, 2018	Balance Sheet Location	September 30, 2018	September 30, 2018

	(in millions)
Derivatives designated as cash flow hedges:
Commodity derivatives	Other current assets	$1	Accrued liabilities	$8
Foreign currency derivatives*	Other current assets	16	Other current assets	4	$12
Foreign currency derivatives*	Accrued liabilities	4	Accrued liabilities	5	(1)
Commodity derivatives	Other long-term assets	—	Other long-term liabilities	5
Foreign currency derivatives*	Other long-term assets	8	Other long-term assets	1	7
Foreign currency derivatives*	Other long-term liabilities	—	Other long-term liabilities	1	(1)
Derivatives designated as net investment hedges:
Foreign currency derivatives	Other current assets	4	Accrued liabilities	—
Total derivatives designated as hedges		$33		$24

	Asset Derivatives		Liability Derivatives		Net Amounts of Assets and (Liabilities) Presented in the Balance Sheet
	Balance Sheet Location	December 31, 2017	Balance Sheet Location	December 31, 2017	December 31, 2017

	(in millions)
Derivatives designated as cash flow hedges:
Commodity derivatives	Other current assets	$27	Accrued liabilities	$—
Foreign currency derivatives*	Other current assets	3	Other current assets	—	$3
Foreign currency derivatives*	Accrued liabilities	7	Accrued liabilities	17	(10)
Commodity derivatives	Other long-term assets	8	Other long-term liabilities	—
Foreign currency derivatives*	Other long-term liabilities	—	Other long-term liabilities	11	(11)
Derivatives designated as net investment hedges:
Foreign currency derivatives	Other current assets	—	Accrued liabilities	5
Total derivatives designated as hedges		$45		$33

*
Derivative instruments within this category are subject to master netting arrangements and are presented on a net basis in the consolidated balance sheets in accordance with accounting guidance related to the offsetting of amounts related to certain contracts.

The fair value of Aptiv’s derivative financial instruments was in a net asset position as of September 30, 2018 and December 31, 2017.
Effect of Derivatives on the Statement of Operations and Statement of Comprehensive Income
The pre-tax effect of derivative financial instruments in the consolidated statement of operations and consolidated statement of comprehensive income for the three months ended September 30, 2018 is as follows:

Three Months Ended September 30, 2018	(Loss) Gain Recognized in OCI (Effective Portion)	Gain (Loss) Reclassified from OCI into Income (Effective Portion)	Gain Recognized in Income (Ineffective Portion Excluded from Effectiveness Testing)

	(in millions)
Derivatives designated as cash flow hedges:
Commodity derivatives	$(14)	$1	$—
Foreign currency derivatives	33	(2)	—
Derivatives designated as net investment hedges:
Foreign currency derivatives	3	—	—
Total	$22	$(1)	$—

Gain Recognized in Income

(in millions)
Derivatives not designated:
Foreign currency derivatives	$—
Total	$—

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
The pre-tax effect of derivative financial instruments in the consolidated statement of operations and consolidated statement of comprehensive income for the nine months ended September 30, 2018 is as follows:

Nine Months Ended September 30, 2018	(Loss) Gain Recognized in OCI (Effective Portion)	Gain (Loss) Reclassified from OCI into Income (Effective Portion)	Gain Recognized in Income (Ineffective Portion Excluded from Effectiveness Testing)

	(in millions)
Derivatives designated as cash flow hedges:
Commodity derivatives	$(33)	$16	$—
Foreign currency derivatives	30	(11)	—
Derivatives designated as net investment hedges:
Foreign currency derivatives	(1)	—	—
Total	$(4)	$5	$—

Gain Recognized in Income

(in millions)
Derivatives not designated:
Foreign currency derivatives	$2
Total	$2

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
The gain or loss reclassified from OCI into income for the effective portion of designated derivative instruments was recorded to cost of sales in the consolidated statements of operations for the three and nine months ended September 30, 2018 and 2017. The gain or loss recognized in income for non-designated derivative instruments was recorded to other income (expense), net and cost of sales in the consolidated statements of operations for the nine months ended September 30, 2018 and 2017, respectively.

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
As of September 30, 2018 and December 31, 2017, Aptiv was in a net derivative asset position of $9 million and $12 million, respectively, and no significant adjustments were recorded for nonperformance risk based on the application of peer companies’ CDS rates, evaluation of our own nonperformance risk and because Aptiv’s exposures were to counterparties with investment grade credit ratings. Refer to Note 14. Derivatives and Hedging Activities for further information regarding derivatives.
Contingent consideration—As described in Note 17. Acquisitions and Divestitures, as of September 30, 2018, additional contingent consideration may be earned as a result of Aptiv’s acquisition agreements for nuTonomy, Inc. (“nuTonomy”), Movimento Group (“Movimento”) and Control-Tec LLC (“Control-Tec”). The liability for contingent consideration is estimated as of the date of the acquisition and is recorded as part of the purchase price, and is subsequently re-measured to fair value at each reporting date, based on a probability-weighted discounted cash flow analysis using a rate that reflects the uncertainty surrounding the expected outcomes, which the Company believes is appropriate and representative of market participant assumptions. The measurement of the liability for contingent consideration is based on significant inputs that are not observable in the market, and is therefore classified as a Level 3 measurement in accordance with ASU Topic 820-10-35. Examples of utilized unobservable inputs are estimated future earnings of the acquired businesses and applicable discount rates. The estimate of the liability may fluctuate if there are changes in the forecast of the acquired businesses’ future earnings, as a result of actual earnings levels achieved or in the discount rates used to determine the present value of contingent future cash flows. As of September 30, 2018, the range of periods in which the earn-out provisions may be achieved is from 2018 to 2020. The Company regularly reviews these assumptions and makes adjustments to the fair value measurements as required by facts and circumstances.
As of September 30, 2018 and December 31, 2017, the liability for contingent consideration was $26 million (of which $7 million was classified within other current liabilities and $19 million was classified within other long-term liabilities) and $33 million (of which $7 million was classified within other current liabilities and $26 million was classified within other long-term liabilities), respectively. Adjustments to this liability for interest accretion are recognized in interest expense, and any other changes in the fair value of this liability are recognized within other income (expense), net in the consolidated statement of operations.
The changes in the contingent consideration liability classified as a Level 3 measurement for the nine months ended September 30, 2018 were as follows:

Contingent Consideration Liability

(in millions)
Fair value at beginning of period	$33
Additions	—
Payments	(7)
Interest accretion	—
Fair value at end of period	$26
During the nine months ended September 30, 2018 and 2017, the Company paid $7 million and $22 million, respectively, of contingent consideration based on the actual level of earnings of the acquired businesses during the contractual earn-out period.
As of September 30, 2018 and December 31, 2017, Aptiv had the following assets measured at fair value on a recurring basis:

	Total	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3

	(in millions)
As of September 30, 2018:
Commodity derivatives	$1	$—	$1	$—
Foreign currency derivatives	23	—	23	—
Total	$24	$—	$24	$—
As of December 31, 2017:
Commodity derivatives	$35	$—	$35	$—
Foreign currency derivatives	3	—	3	—
Total	$38	$—	$38	$—

As of September 30, 2018 and December 31, 2017, Aptiv had the following liabilities measured at fair value on a recurring basis:

	Total	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3

	(in millions)
As of September 30, 2018:
Commodity derivatives	$13	$—	$13	$—
Foreign currency derivatives	2	—	2	—
Contingent consideration	26	—	—	26
Total	$41	$—	$15	$26
As of December 31, 2017:
Foreign currency derivatives	$26	$—	$26	$—
Contingent consideration	33	—	—	33
Total	$59	$—	$26	$33
Non-derivative financial instruments—Aptiv’s non-derivative financial instruments include cash and cash equivalents, accounts and notes receivable, accounts payable, as well as debt, which consists of its accounts receivable factoring arrangement, capital leases and other debt issued by Aptiv’s non-U.S. subsidiaries, the Revolving Credit Facility, the Tranche A Term Loan and all series of outstanding senior notes. The fair value of debt is based on quoted market prices for instruments with public market data or significant other observable inputs for instruments without a quoted public market price (Level 2). As of September 30, 2018 and December 31, 2017, total debt was recorded at $4,108 million and $4,149 million, respectively, and had estimated fair values of $4,042 million and $4,289 million, respectively. For all other financial instruments recorded at September 30, 2018 and December 31, 2017, fair value approximates book value.
Fair Value Measurements on a Nonrecurring Basis
In addition to items that are measured at fair value on a recurring basis, Aptiv also has items in its balance sheet that are measured at fair value on a nonrecurring basis. As these items are not measured at fair value on a recurring basis, they are not included in the tables above. Nonfinancial assets and liabilities that are measured at fair value on a nonrecurring basis include certain long-lived assets, equity investments, intangible assets, asset retirement obligations, share-based compensation and liabilities for exit or disposal activities measured at fair value upon initial recognition. During the three and nine months ended September 30, 2018, Aptiv recorded non-cash asset impairment charges totaling $1 million and $2 million, respectively, within cost of sales related to declines in the fair values of certain fixed assets. During the three and nine months ended September 30, 2017, Aptiv recorded non-cash asset impairment charges totaling $1 million and $2 million, respectively, within cost of sales related to declines in the fair values of certain fixed assets. Fair value of long-lived assets is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved and a review of appraisals. As such, Aptiv has determined that the fair value measurements of long-lived assets fall in Level 3 of the fair value hierarchy.

16. OTHER INCOME, NET
Other income (expense), net included:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

	(in millions)
Interest income	$5	$2	$17	$4
Components of net periodic benefit cost other than service cost (Note 9)	(5)	(7)	(15)	(16)
Reserve for Unsecured Creditors litigation	—	—	—	(10)
Costs associated with acquisitions	—	—	(5)	—
Other, net	4	(2)	30	—
Other income (expense), net	$4	$(7)	$27	$(22)

During the nine months ended September 30, 2018, Aptiv incurred approximately $9 million in transaction costs related to the acquisition of KUM and, as further discussed in Note 14. Derivatives and Hedging Activities, recorded a gain of $4 million on forward contracts entered into in order to hedge portions of the currency risk associated with the cash payment for the acquisition of KUM, which are reflected within costs associated with acquisitions in the above table. Also, as further discussed in Note 21. Discontinued Operations, during the three and nine months ended September 30, 2018, Aptiv recorded $2 million and $8 million, respectively, for certain fees earned pursuant to the transition services agreement in connection with the Separation of the Company’s former Powertrain Systems segment.
As further discussed in Note 10. Commitments and Contingencies, during the second quarter of 2017, Aptiv and the plaintiffs reached an agreement to settle the Unsecured Creditors litigation for $310 million, which was subsequently approved by the Bankruptcy Court. In July 2017, the Company paid the $310 million settlement pursuant to the terms of the settlement agreement. In accordance with the terms of the settlement agreement, the Company recorded a net incremental charge of $10 million to its previously recorded reserve of $300 million to other expense during the nine months ended September 30, 2017.

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
The acquisition was accounted for as a business combination, with the total purchase price allocated on a preliminary basis using information available, in the second quarter of 2018. Minor adjustments were recorded in the third quarter of 2018 to goodwill and other assets purchased and liabilities assumed, from the amounts disclosed as of June 30, 2018. These adjustments were not significant for any period presented after the acquisition date. The preliminary purchase price and related allocation to the acquired net assets of KUM based on their estimated fair values is shown below (in millions):
Assets acquired and liabilities assumed

Purchase price, cash consideration, net of cash acquired	$512
Debt and pension liabilities assumed	11
Total consideration, net of cash acquired	$523

Property, plant and equipment	$123
Intangible assets	110
Other assets, net	36
Identifiable net assets acquired	269
Goodwill resulting from purchase	254
Total purchase price allocation	$523
Intangible assets primarily include amounts recognized for the fair value of customer-based assets, which will be amortized over their estimated useful lives of approximately 9 years. The estimated fair value of these assets was based on third-party valuations and management’s estimates, generally utilizing income and market approaches. Goodwill recognized in this transaction is primarily attributable to synergies expected to arise after the acquisition and the assembled workforce of KUM.
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
The pro forma effects of this acquisition would not materially impact the Company’s reported results for any period presented, and as a result no pro forma financial statements were presented.

Acquisition of nuTonomy, Inc.
On November 21, 2017, Aptiv acquired 100% of the equity interests of nuTonomy, Inc. (“nuTonomy”), a leading provider of autonomous driving software and technology, for total consideration of up to $454 million. Of the total consideration, $284 million of the purchase price was paid at closing, subject to certain post-closing adjustments. An additional $109 million of the purchase price will vest to certain selling shareholders in annual installments over a three-year period from the acquisition date, subject to such shareholders’ compliance with certain employment conditions. Of the $109 million, approximately $7 million is payable after one year and approximately $51 million is payable after each of the second and third years following the acquisition date. These remaining installments will be recorded as a component of cost of sales ratably over the respective installment period.
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
Intangible assets include $102 million of in-process research and development, which will not be amortized, but tested for impairment until the completion or abandonment of the associated research and development efforts. The estimated fair value of these assets was based on third-party valuations and management’s estimates, generally utilizing income and market approaches. Goodwill recognized in this transaction is primarily attributable to synergies expected to arise after the acquisition from future growth and potential commercialization opportunities.
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
The pro forma effects of this acquisition would not materially impact the Company’s reported results for any period presented, and as a result no pro forma financial statements were presented.
Acquisition of Movimento Group
On January 3, 2017, Aptiv acquired 100% of the equity interests of Movimento Group (“Movimento”), a leading provider of Over-the-Air software and data management for the automotive sector, for a purchase price of $40 million at closing and an additional cash payment of up to $10 million contingent upon the achievement of certain performance metrics over a future 2-year period. The range of the undiscounted amounts the Company could be required to pay under this arrangement is between $0 and $10 million. As of the closing date of the acquisition, the contingent consideration was assigned a fair value of approximately $8 million. Refer to Note 15. Fair Value of Financial Instruments for additional information regarding the measurement of the contingent consideration liability. The results of operations of Movimento are reported within the Advanced Safety and User Experience segment from the date of acquisition. The Company acquired Movimento utilizing cash on hand.

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
Intangible assets include $8 million recognized for the fair value of the acquired trade name, which has an estimated useful life of approximately 25 years, $4 million of customer-based and technology-related assets with estimated useful lives of approximately 7 years, and $10 million of in-process research and development, which will not be amortized, but tested for impairment until the completion or abandonment of the associated research and development efforts. The estimated fair value of these assets was based on third-party valuations and management’s estimates, generally utilizing income and market approaches.
The pro forma effects of this acquisition would not materially impact the Company’s reported results for any period presented, and as a result no pro forma financial statements were presented.
Acquisition of Winchester Interconnect
On October 24, 2018, Aptiv acquired 100% of the equity interests of Winchester Interconnect (“Winchester”), a leading provider of custom engineered interconnect solutions for harsh environment applications, for approximately $685 million, net of cash acquired, subject to certain post-closing adjustments. The acquisition will be accounted for as a business combination, and a preliminary valuation of the acquired assets resulted in approximately $75 million of the purchase price allocated to tangible net assets, $385 million allocated to goodwill and $225 million allocated to other intangible assets, which will be included within the Company’s Signal and Power Solutions segment. The purchase price allocations were based on estimated fair values as of the acquisition date as determined by third party valuation specialists, and may be subsequently adjusted to reflect final valuation studies. The Company acquired Winchester utilizing cash on hand and short-term borrowings.
Technology Investments
The Company has made technology investments in certain non-consolidated affiliates for ownership interests of less than 20%, which are accounted for in accordance with ASU 2016-01, as described in Note 2. Significant Accounting Policies. These investments do not have readily determinable fair values and are measured at cost, less impairments, adjusted for observable price changes in orderly transactions for identical or similar investments of the same issuer.
During the third quarter of 2017, the Company’s Advanced Safety and User Experience segment made investments in two leading developers of Light Detection and Ranging (“LIDAR”) technology, a $15 million investment in Innoviz Technologies and a $10 million investment in LeddarTech, Inc.
During the second quarter of 2017, the Company’s Signal and Power Solutions segment made a $10 million investment in Valens Semiconductor Ltd., a leading provider of signal processing technology for high frequency data transmission of connected car content. During the first quarter of 2017, the Company’s Advanced Safety and User Experience segment made a $15 million investment in Otonomo Technologies Ltd., the developer of a connected car data marketplace.

As of September 30, 2018, the Company had the following technology investments, which are classified within other long-term assets in the consolidated balance sheet:

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
			$56
During the three and nine months ended September 30, 2018 there were no material transactions, events or changes in circumstances requiring an impairment or an observable price change adjustment to any of these investments. The Company continues to monitor these investments to identify potential transactions which may indicate an impairment or an observable price change requiring an adjustment to its carrying value.

18. SHARE-BASED COMPENSATION
Long-Term Incentive Plan
The Aptiv PLC Long-Term Incentive Plan, as amended and restated effective April 23, 2015 (the “PLC LTIP”), allows for the grant of awards of up to 25,665,448 ordinary shares for long-term compensation. The PLC LTIP is designed to align the interests of management and shareholders. The awards can be in the form of shares, options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), performance awards, and other share-based awards to the employees, directors, consultants and advisors of the Company. The Company has awarded annual long-term grants of RSUs under the PLC LTIP in each year from 2012 to 2018 in order to align management compensation with Aptiv’s overall business strategy. The Company has competitive and market-appropriate ownership requirements. All of the RSUs granted under the PLC LTIP are eligible to receive dividend equivalents for any dividend paid from the grant date through the vesting date. Dividend equivalents are generally paid out in ordinary shares upon vesting of the underlying RSUs. Historical amounts disclosed within this note include amounts attributable to the Company’s discontinued operations, unless otherwise noted, and for activity prior to December 4, 2017 represent awards based on shares of Delphi Automotive PLC.
In connection with the Separation, in 2017 the Company made adjustments to the number of unvested RSUs with the intention of preserving the intrinsic value of the recipient’s awards prior to the Separation. Accordingly, the number of RSUs underlying each unvested award outstanding as of the date of the Separation was multiplied by a factor of 1.17, and the related grant date fair value was divided by a factor of 1.17, which resulted in no increase in the intrinsic value of awards outstanding. The RSUs continue to vest in accordance with their original vesting period. These adjustments to the Company’s share-based compensation awards did not result in additional compensation expense.
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
Board of Director Awards
On April 28, 2016, Aptiv granted 27,238 RSUs to the Board of Directors at a grant date fair value of approximately $2 million. The grant date fair value was determined based on the closing price of the Company’s ordinary shares on April 28, 2016. The RSUs vested on April 26, 2017, and 26,580 ordinary shares, which included shares issued in connection with dividend equivalents, were issued to members of the Board of Directors at a fair value of approximately $2 million. 3,472 ordinary shares were withheld to cover the minimum withholding taxes.
On April 27, 2017, Aptiv granted 26,782 RSUs to the Board of Directors at a grant date fair value of approximately $2 million. The grant date fair value was determined based on the closing price of the Company’s ordinary shares on April 27, 2017. The RSUs vested on April 25, 2018, and 24,642 ordinary shares, which included shares issued in connection with dividend equivalents, were issued to members of the Board of Directors at a fair value of approximately $2 million. 2,649 ordinary shares were withheld to cover the minimum withholding taxes.

On April 26, 2018, Aptiv granted 22,676 RSUs to the Board of Directors at a grant date fair value of approximately $2 million. The grant date fair value was determined based on the closing price of the Company’s ordinary shares on April 26, 2018. The RSUs will vest on April 24, 2019, the day before the 2019 annual meeting of shareholders.
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
Any new executives hired after the annual executive RSU grant date may be eligible to participate in the PLC LTIP. Any off cycle grants made for new hires are valued at their grant date fair value based on the closing price of the Company’s ordinary shares on the date of such grant.
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
A summary of RSU activity, including award grants, vesting and forfeitures is provided below:

	RSUs	Weighted Average Grant Date Fair Value
	(in thousands)
Nonvested, January 1, 2018	1,807	$68.66
Granted	750	96.46
Vested	(416)	66.37
Forfeited	(131)	73.26
Nonvested, September 30, 2018	2,010	79.13
Aptiv recognized compensation expense from continuing operations of $6 million ($6 million, net of tax) and $15 million ($13 million, net of tax) based on the Company’s best estimate of ultimate performance against the respective targets during the three months ended September 30, 2018 and 2017, respectively. Aptiv recognized compensation expense from continuing operations of $33 million ($30 million, net of tax) and $43 million ($37 million, net of tax) based on the Company’s best estimate of ultimate performance against the respective targets during the nine months ended September 30, 2018 and 2017, respectively. Aptiv will continue to recognize compensation expense, based on the grant date fair value of the awards applied to the Company’s best estimate of ultimate performance against the respective targets, over the requisite vesting periods of the awards. Based on the grant date fair value of the awards and the Company’s best estimate of ultimate performance against the respective targets as of September 30, 2018, unrecognized compensation expense on a pre-tax basis of approximately $63 million is anticipated to be recognized over a weighted average period of approximately 2 years. For the nine months ended September 30, 2018 and 2017, respectively, approximately $35 million and $33 million of cash was paid and reflected as a financing activity in the statements of cash flows related to the minimum statutory tax withholding for vested RSUs.

19. SUPPLEMENTAL GUARANTOR AND NON-GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
Basis of Presentation
Notes Issued by the Subsidiary Issuer
As described in Note 8. Debt, Aptiv Corporation (the “Subsidiary Issuer/Guarantor”), a 100% owned subsidiary of Aptiv PLC (the “Parent”), issued the 2014 Senior Notes, which were registered under the Securities Act, and is the borrower of obligations under the Credit Agreement. The 2014 Senior Notes and obligations under the Credit Agreement are fully and unconditionally guaranteed by Aptiv PLC and certain of Aptiv PLC’s direct and indirect subsidiary companies, which are directly or indirectly 100% owned by Aptiv PLC (the “Subsidiary Guarantors”), on a joint and several basis, subject to customary release provisions (other than in the case of Aptiv PLC). All other consolidated direct and indirect subsidiaries of Aptiv PLC are not subject to the guarantees (“Non-Guarantor Subsidiaries”).
Notes Issued by the Parent
As described in Note 8. Debt, Aptiv PLC issued the 2015 Senior Notes, the 2015 Euro-denominated Senior Notes, the 2016 Euro-denominated Senior Notes and the 2016 Senior Notes, each of which were registered under the Securities Act. Each series of these senior notes are fully and unconditionally guaranteed on a joint and several basis, subject to customary release provisions, by certain of Aptiv PLC’s direct and indirect subsidiary companies (the “Subsidiary Guarantors”), and Aptiv Corporation, each of which are directly or indirectly 100% owned by Aptiv PLC. All other consolidated direct and indirect subsidiaries of Aptiv PLC are not subject to the guarantees (“Non-Guarantor Subsidiaries”).
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
The historical presentation of the supplemental guarantor and non-guarantor condensed consolidating financial statements have been revised to be consistent with the presentation of the entities that comprise the structure of the Subsidiary Guarantors as of September 30, 2018.

Statement of Operations Three Months Ended September 30, 2018

	Parent	Subsidiary Guarantors	Subsidiary Issuer/Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated

	(in millions)
Net sales	$—	$—	$—	$3,485	$—	$3,485
Operating expenses:
Cost of sales	—	—	—	2,834	—	2,834
Selling, general and administrative	38	—	—	194	—	232
Amortization	—	—	—	31	—	31
Restructuring	—	—	—	65	—	65
Total operating expenses	38	—	—	3,124	—	3,162
Operating (loss) income	(38)	—	—	361	—	323
Interest (expense) income	(22)	(30)	(52)	(6)	76	(34)
Other income (expense), net	—	—	5	75	(76)	4
(Loss) income from continuing operations before income taxes and equity income	(60)	(30)	(47)	430	—	293
Income tax benefit (expense)	—	—	11	(77)	—	(66)
(Loss) income from continuing operations before equity income	(60)	(30)	(36)	353	—	227
Equity in net income of affiliates	—	—	—	4	—	4
Equity in net income (loss) of subsidiaries	282	282	78	—	(642)	—
Income (loss) from continuing operations	222	252	42	357	(642)	231
Income from discontinued operations, net of tax	—	—	—	—	—	—
Net income (loss)	222	252	42	357	(642)	231
Net income attributable to noncontrolling interest	—	—	—	9	—	9
Net income (loss) attributable to Aptiv	$222	$252	$42	$348	$(642)	$222
Statement of Operations Nine Months Ended September 30, 2018

	Parent	Subsidiary Guarantors	Subsidiary Issuer/Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated

	(in millions)
Net sales	$—	$—	$—	$10,799	$—	$10,799
Operating expenses:
Cost of sales	—	—	—	8,739	—	8,739
Selling, general and administrative	53	—	—	698	—	751
Amortization	—	—	—	91	—	91
Restructuring	—	—	—	100	—	100
Total operating expenses	53	—	—	9,628	—	9,681
Operating (loss) income	(53)	—	—	1,171	—	1,118
Interest (expense) income	(116)	(61)	(142)	(9)	224	(104)
Other income (expense), net	—	1	6	244	(224)	27
(Loss) income from continuing operations before income taxes and equity income	(169)	(60)	(136)	1,406	—	1,041
Income tax benefit (expense)	—	—	31	(239)	—	(208)
(Loss) income from continuing operations before equity income	(169)	(60)	(105)	1,167	—	833
Equity in net income of affiliates	—	—	—	17	—	17
Equity in net income (loss) of subsidiaries	989	906	(10)	—	(1,885)	—
Income (loss) from continuing operations	820	846	(115)	1,184	(1,885)	850
Income from discontinued operations, net of tax	—	—	—	—	—	—
Net income (loss)	820	846	(115)	1,184	(1,885)	850
Net income attributable to noncontrolling interest	—	—	—	30	—	30
Net income (loss) attributable to Aptiv	$820	$846	$(115)	$1,154	$(1,885)	$820

Statement of Operations Three Months Ended September 30, 2017

	Parent	Subsidiary Guarantors	Subsidiary Issuer/Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated

	(in millions)
Net sales	$—	$—	$—	$3,148	$—	$3,148
Operating expenses:
Cost of sales	—	—	—	2,498	—	2,498
Selling, general and administrative	37	—	—	193	—	230
Amortization	—	—	—	29	—	29
Restructuring	—	—	—	18	—	18
Total operating expenses	37	—	—	2,738	—	2,775
Operating (loss) income	(37)	—	—	410	—	373
Interest (expense) income	(66)	(10)	(44)	(2)	87	(35)
Other income (expense), net	—	39	1	40	(87)	(7)
(Loss) income from continuing operations before income taxes and equity income	(103)	29	(43)	448	—	331
Income tax (expense) benefit	(1)	—	16	(46)	—	(31)
(Loss) income from continuing operations before equity income	(104)	29	(27)	402	—	300
Equity in net income of affiliates	—	—	—	6	—	6
Equity in net income (loss) of subsidiaries	499	470	40	—	(1,009)	—
Income (loss) from continuing operations	395	499	13	408	(1,009)	306
Income from discontinued operations, net of tax	—	—	—	107	—	107
Net income (loss)	395	499	13	515	(1,009)	413
Net income attributable to noncontrolling interest	—	—	—	18	—	18
Net income (loss) attributable to Aptiv	$395	$499	$13	$497	$(1,009)	$395
Statement of Operations Nine Months Ended September 30, 2017

	Parent	Subsidiary Guarantors	Subsidiary Issuer/Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated

	(in millions)
Net sales	$—	$—	$—	$9,444	$—	$9,444
Operating expenses:
Cost of sales	—	—	—	7,540	—	7,540
Selling, general and administrative	72	—	—	614	—	686
Amortization	—	—	—	87	—	87
Restructuring	—	—	—	101	—	101
Total operating expenses	72	—	—	8,342	—	8,414
Operating (loss) income	(72)	—	—	1,102	—	1,030
Interest (expense) income	(188)	(14)	(130)	(7)	236	(103)
Other income (expense), net	—	105	2	107	(236)	(22)
(Loss) income from continuing operations before income taxes and equity income	(260)	91	(128)	1,202	—	905
Income tax benefit (expense)	—	—	47	(135)	—	(88)
(Loss) income from continuing operations before equity income	(260)	91	(81)	1,067	—	817
Equity in net income of affiliates	—	—	—	24	—	24
Equity in net income (loss) of subsidiaries	1,359	1,268	59	—	(2,686)	—
Income (loss) from continuing operations	1,099	1,359	(22)	1,091	(2,686)	841
Income from discontinued operations, net of tax	—	—	—	310	—	310
Net income (loss)	1,099	1,359	(22)	1,401	(2,686)	1,151
Net income attributable to noncontrolling interest	—	—	—	52	—	52
Net income (loss) attributable to Aptiv	$1,099	$1,359	$(22)	$1,349	$(2,686)	$1,099

Statement of Comprehensive Income Three Months Ended September 30, 2018

	Parent	Subsidiary Guarantors	Subsidiary Issuer/Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated

	(in millions)
Net income (loss)	$222	$252	$42	$357	$(642)	$231
Other comprehensive (loss) income:
Currency translation adjustments	(22)	—	—	(14)	—	(36)
Net change in unrecognized gain on derivative instruments, net of tax	—	—	—	14	—	14
Employee benefit plans adjustment, net of tax	—	—	—	2	—	2
Other comprehensive (loss) income	(22)	—	—	2	—	(20)
Equity in other comprehensive income (loss) of subsidiaries	6	110	32	—	(148)	—
Comprehensive income (loss)	206	362	74	359	(790)	211
Comprehensive income attributable to noncontrolling interests	—	—	—	5	—	5
Comprehensive income (loss) attributable to Aptiv	$206	$362	$74	$354	$(790)	$206
Statement of Comprehensive Income Nine Months Ended September 30, 2018

	Parent	Subsidiary Guarantors	Subsidiary Issuer/Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated

	(in millions)
Net income (loss)	$820	$846	$(115)	$1,184	$(1,885)	$850
Other comprehensive income (loss):
Currency translation adjustments	31	—	—	(199)	—	(168)
Net change in unrecognized loss on derivative instruments, net of tax	—	—	—	(19)	—	(19)
Employee benefit plans adjustment, net of tax	—	—	—	12	—	12
Other comprehensive income (loss)	31	—	—	(206)	—	(175)
Equity in other comprehensive (loss) income of subsidiaries	(198)	(37)	33	—	202	—
Comprehensive income (loss)	653	809	(82)	978	(1,683)	675
Comprehensive income attributable to noncontrolling interests	—	—	—	22	—	22
Comprehensive income (loss) attributable to Aptiv	$653	$809	$(82)	$956	$(1,683)	$653

Statement of Comprehensive Income Three Months Ended September 30, 2017

	Parent	Subsidiary Guarantors	Subsidiary Issuer/Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated

	(in millions)
Net income (loss)	$395	$499	$13	$515	$(1,009)	$413
Other comprehensive (loss) income:
Currency translation adjustments	(44)	—	—	131	—	87
Net change in unrecognized loss on derivative instruments, net of tax	—	—	—	(9)	—	(9)
Employee benefit plans adjustment, net of tax	—	—	—	(6)	—	(6)
Other comprehensive (loss) income	(44)	—	—	116	—	72
Equity in other comprehensive income (loss) of subsidiaries	113	(35)	(7)	—	(71)	—
Comprehensive income (loss)	464	464	6	631	(1,080)	485
Comprehensive income attributable to noncontrolling interests	—	—	—	21	—	21
Comprehensive income (loss) attributable to Aptiv	$464	$464	$6	$610	$(1,080)	$464
Statement of Comprehensive Income Nine Months Ended September 30, 2017

	Parent	Subsidiary Guarantors	Subsidiary Issuer/Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated

	(in millions)
Net income (loss)	$1,099	$1,359	$(22)	$1,401	$(2,686)	$1,151
Other comprehensive (loss) income:
Currency translation adjustments	(147)	—	—	423	—	276
Net change in unrecognized gain on derivative instruments, net of tax	—	—	—	34	—	34
Employee benefit plans adjustment, net of tax	—	—	—	(1)	—	(1)
Other comprehensive (loss) income	(147)	—	—	456	—	309
Equity in other comprehensive income (loss) of subsidiaries	449	42	54	—	(545)	—
Comprehensive income (loss)	1,401	1,401	32	1,857	(3,231)	1,460
Comprehensive income attributable to noncontrolling interests	—	—	—	59	—	59
Comprehensive income (loss) attributable to Aptiv	$1,401	$1,401	$32	$1,798	$(3,231)	$1,401

Balance Sheet as of September 30, 2018

	Parent	Subsidiary Guarantors	Subsidiary Issuer/Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated

	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$1	$—	$—	$770	$—	$771
Restricted cash	—	—	—	1	—	1
Accounts receivable, net	—	—	—	2,635	—	2,635
Intercompany receivables, current	1	16	2,038	4,758	(6,813)	—
Inventories	—	—	—	1,358	—	1,358
Other current assets	—	—	—	439	—	439
Total current assets	2	16	2,038	9,961	(6,813)	5,204
Long-term assets:
Intercompany receivables, long-term	—	—	768	1,465	(2,233)	—
Property, net	—	—	—	3,056	—	3,056
Investments in affiliates	—	—	—	101	—	101
Investments in subsidiaries	6,957	10,994	2,191	—	(20,142)	—
Intangible assets, net	—	—	—	3,378	—	3,378
Other long-term assets	—	—	6	582	—	588
Total long-term assets	6,957	10,994	2,965	8,582	(22,375)	7,123
Total assets	$6,959	$11,010	$5,003	$18,543	$(29,188)	$12,327
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$—	$—	$20	$4	$—	$24
Accounts payable	—	—	—	2,254	—	2,254
Intercompany payables, current	327	4,392	1,673	421	(6,813)	—
Accrued liabilities	35	—	3	1,071	—	1,109
Total current liabilities	362	4,392	1,696	3,750	(6,813)	3,387
Long-term liabilities:
Long-term debt	2,989	—	1,064	31	—	4,084
Intercompany payables, long-term	—	—	1,352	881	(2,233)	—
Pension benefit obligations	—	—	—	439	—	439
Other long-term liabilities	—	—	—	608	—	608
Total long-term liabilities	2,989	—	2,416	1,959	(2,233)	5,131
Total liabilities	3,351	4,392	4,112	5,709	(9,046)	8,518
Total Aptiv shareholders’ equity	3,608	6,618	891	12,633	(20,142)	3,608
Noncontrolling interest	—	—	—	201	—	201
Total shareholders’ equity	3,608	6,618	891	12,834	(20,142)	3,809
Total liabilities and shareholders’ equity	$6,959	$11,010	$5,003	$18,543	$(29,188)	$12,327

Balance Sheet as of December 31, 2017

	Parent	Subsidiary Guarantors	Subsidiary Issuer/Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated

	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$1	$—	$—	$1,595	$—	$1,596
Restricted cash	—	—	—	1	—	1
Accounts receivable, net	—	—	—	2,440	—	2,440
Intercompany receivables, current	50	16	82	9,867	(10,015)	—
Inventories	—	—	—	1,083	—	1,083
Other current assets	—	—	—	521	—	521
Total current assets	51	16	82	15,507	(10,015)	5,641
Long-term assets:
Intercompany receivables, long-term	—	—	768	1,366	(2,134)	—
Property, net	—	—	—	2,804	—	2,804
Investments in affiliates	—	—	—	91	—	91
Investments in subsidiaries	11,987	13,707	3,416	—	(29,110)	—
Intangible assets, net	—	—	—	3,163	—	3,163
Other long-term assets	60	—	8	402	—	470
Total long-term assets	12,047	13,707	4,192	7,826	(31,244)	6,528
Total assets	$12,098	$13,723	$4,274	$23,333	$(41,259)	$12,169
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$—	$—	$13	$4	$—	$17
Accounts payable	2	—	—	2,225	—	2,227
Intercompany payables, current	5,689	1,736	1,032	1,558	(10,015)	—
Accrued liabilities	91	—	10	1,195	—	1,296
Total current liabilities	5,782	1,736	1,055	4,982	(10,015)	3,540
Long-term liabilities:
Long-term debt	3,017	—	1,078	37	—	4,132
Intercompany payables, long-term	—	—	1,297	837	(2,134)	—
Pension benefit obligations	—	—	—	454	—	454
Other long-term liabilities	—	—	—	526	—	526
Total long-term liabilities	3,017	—	2,375	1,854	(2,134)	5,112
Total liabilities	8,799	1,736	3,430	6,836	(12,149)	8,652
Total Aptiv shareholders’ equity	3,299	11,987	844	16,279	(29,110)	3,299
Noncontrolling interest	—	—	—	218	—	218
Total shareholders’ equity	3,299	11,987	844	16,497	(29,110)	3,517
Total liabilities and shareholders’ equity	$12,098	$13,723	$4,274	$23,333	$(41,259)	$12,169

Statement of Cash Flows for the Nine Months Ended September 30, 2018

	Parent	Subsidiary Guarantors	Subsidiary Issuer/Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated

	(in millions)
Net cash (used in) provided by operating activities from continuing operations	$(111)	$—	$—	$1,001	$—	$890
Net cash used in operating activities from discontinued operations	—	—	—	(19)	—	(19)
Net cash (used in) provided by operating activities	(111)	—	—	982	—	871
Cash flows from investing activities:
Capital expenditures	—	—	—	(661)	—	(661)
Proceeds from sale of property / investments	—	—	—	10	—	10
Cost of business acquisitions, net of cash acquired	—	—	—	(512)	—	(512)
Return of investment from subsidiaries	5,879	4,971	—	—	(10,850)	—
Settlement of derivatives	—	—	—	(6)	—	(6)
Loans to affiliates	—	—	—	(3,127)	3,127	—
Repayments of loans from affiliates	—	—	—	7,598	(7,598)	—
Net cash provided by (used in) investing activities from continuing operations	5,879	4,971	—	3,302	(15,321)	(1,169)
Net cash provided by investing activities from discontinued operations	—	—	—	—	—	—
Net cash provided by (used in) investing activities	5,879	4,971	—	3,302	(15,321)	(1,169)
Cash flows from financing activities:
Net repayments under other short-term debt agreements	—	—	—	(19)	—	(19)
Contingent consideration and deferred acquisition purchase price payments	—	—	—	(13)	—	(13)
Dividend payments of consolidated affiliates to minority shareholders	—	—	—	(26)	—	(26)
Proceeds from borrowings from affiliates	500	2,627	—	—	(3,127)	—
Payments on borrowings from affiliates	(5,879)	(1,719)	—	—	7,598	—
Dividends paid to affiliates	—	(5,879)	—	(4,971)	10,850	—
Repurchase of ordinary shares	(214)	—	—	—	—	(214)
Distribution of cash dividends	(175)	—	—	—	—	(175)
Taxes withheld and paid on employees' restricted share awards	—	—	—	(35)	—	(35)
Net cash (used in) provided by financing activities	(5,768)	(4,971)	—	(5,064)	15,321	(482)
Effect of exchange rate fluctuations on cash, cash equivalents and restricted cash	—	—	—	(45)	—	(45)
Decrease in cash, cash equivalents and restricted cash	—	—	—	(825)	—	(825)
Cash, cash equivalents and restricted cash at beginning of period	1	—	—	1,596	—	1,597
Cash, cash equivalents and restricted cash at end of period	$1	$—	$—	$771	$—	$772
Cash, cash equivalents and restricted cash of discontinued operations	$—	$—	$—	$—	$—	$—
Cash, cash equivalents and restricted cash of continuing operations	$1	$—	$—	$771	$—	$772

Statement of Cash Flows for the Nine Months Ended September 30, 2017

	Parent	Subsidiary Guarantors	Subsidiary Issuer/Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated

	(in millions)
Net cash (used in) provided by operating activities from continuing operations	$(73)	$(255)	$—	$1,013	$—	$685
Net cash provided by operating activities from discontinued operations	—	—	—	355	—	355
Net cash (used in) provided by operating activities	(73)	(255)	—	1,368	—	1,040
Cash flows from investing activities:
Capital expenditures	—	—	—	(480)	—	(480)
Proceeds from sale of property / investments	—	—	—	6	—	6
Cost of business acquisitions, net of cash acquired	—	—	—	(40)	—	(40)
Cost of technology investments	—	—	—	(50)	—	(50)
Settlement of derivatives	—	—	—	(12)	—	(12)
Loans to affiliates	—	(55)	—	(960)	1,015	—
Repayments of loans from affiliates	—	—	—	17	(17)	—
Net cash (used in) provided by investing activities from continuing operations	—	(55)	—	(1,519)	998	(576)
Net cash used in investing activities from discontinued operations	—	—	—	(106)	—	(106)
Net cash (used in) provided by investing activities	—	(55)	—	(1,625)	998	(682)
Cash flows from financing activities:
Net repayments under other short-term debt agreements	—	—	—	(8)	—	(8)
Proceeds from issuance of senior notes, net of issuance costs	—	—	—	796	—	796
Contingent consideration and deferred acquisition purchase price payments	—	—	—	(24)	—	(24)
Dividend payments of consolidated affiliates to minority shareholders	—	—	—	(10)	—	(10)
Proceeds from borrowings from affiliates	705	310	—	—	(1,015)	—
Payments on borrowings from affiliates	(17)	—	—	—	17	—
Repurchase of ordinary shares	(383)	—	—	—	—	(383)
Distribution of cash dividends	(233)	—	—	—	—	(233)
Taxes withheld and paid on employees' restricted share awards	—	—	—	(33)	—	(33)
Net cash provided by (used in) financing activities	72	310	—	721	(998)	105
Effect of exchange rate fluctuations on cash, cash equivalents and restricted cash	—	—	—	52	—	52
(Decrease) increase in cash, cash equivalents and restricted cash	(1)	—	—	516	—	515
Cash, cash equivalents and restricted cash at beginning of period	2	—	—	837	—	839
Cash, cash equivalents and restricted cash at end of period	$1	$—	$—	$1,353	$—	$1,354
Cash, cash equivalents and restricted cash of discontinued operations	$—	$—	$—	$891	$—	$891
Cash, cash equivalents and restricted cash of continuing operations	$1	$—	$—	$462	$—	$463

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
Generally, Aptiv evaluates segment performance based on stand-alone segment net income before interest expense, other income (expense), net, income tax expense, equity income (loss), net of tax, income (loss) from discontinued operations, net of tax, restructuring, other acquisition and portfolio project costs (which includes costs incurred to integrate acquired businesses and to plan and execute product portfolio transformation actions, including business and product acquisitions and divestitures), asset impairments, gains (losses) on business divestitures and deferred compensation related to acquisitions (“Adjusted Operating Income”) and accounts for inter-segment sales and transfers as if the sales or transfers were to third parties, at current market prices. Aptiv’s management utilizes Adjusted Operating Income as the key performance measure of segment income or loss to evaluate segment performance, and for planning and forecasting purposes to allocate resources to the segments, as management believes this measure is most reflective of the operational profitability or loss of Aptiv’s operating segments. Segment Adjusted Operating Income should not be considered a substitute for results prepared in accordance with U.S. GAAP and should not be considered an alternative to net income attributable to Aptiv, which is the most directly comparable financial measure to Adjusted Operating Income that is prepared in accordance with U.S. GAAP. Segment Adjusted Operating Income, as determined and measured by Aptiv, should also not be compared to similarly titled measures reported by other companies.
As described in Note 21. Discontinued Operations, the Company’s previously reported Powertrain Systems segment has been classified as discontinued operations for all periods presented. Certain original equipment service businesses that were previously included within the Powertrain Systems segment but which were not included in the spin-off, are reported in continuing operations and have been reclassified within the Advanced Safety and User Experience and Signal and Power Solutions segments for all periods presented. No amounts for shared general and administrative operating expense or interest expense were allocated to discontinued operations.
Included below are sales and operating data for Aptiv’s segments for the three and nine months ended September 30, 2018 and 2017.

	Signal and Power Solutions	Advanced Safety and User Experience	Eliminations and Other (1)	Total

	(in millions)
For the Three Months Ended September 30, 2018:
Net sales	$2,535	$956	$(6)	$3,485
Depreciation & amortization	$124	$39	$—	$163
Adjusted operating income	$346	$74	$—	$420
Operating income	$277	$46	$—	$323
Equity income, net of tax	$4	$—	$—	$4
Net income attributable to noncontrolling interest	$9	$—	$—	$9

	Signal and Power Solutions	Advanced Safety and User Experience	Eliminations and Other (1)	Total

	(in millions)
For the Three Months Ended September 30, 2017:
Net sales	$2,318	$846	$(16)	$3,148
Depreciation & amortization	$109	$27	$—	$136
Adjusted operating income	$319	$75	$—	$394
Operating income	$300	$73	$—	$373
Equity income, net of tax	$6	$—	$—	$6
Net income attributable to noncontrolling interest	$9	$—	$—	$9

	Signal and Power Solutions	Advanced Safety and User Experience	Eliminations and Other (1)	Total

	(in millions)
For the Nine Months Ended September 30, 2018:
Net sales	$7,802	$3,032	$(35)	$10,799
Depreciation & amortization	$361	$113	$—	$474
Adjusted operating income	$1,083	$238	$—	$1,321
Operating income	$956	$162	$—	$1,118
Equity income, net of tax	$17	$—	$—	$17
Net income attributable to noncontrolling interest	$30	$—	$—	$30

	Signal and Power Solutions	Advanced Safety and User Experience	Eliminations and Other (1)	Total

	(in millions)
For the Nine Months Ended September 30, 2017:
Net sales	$7,006	$2,490	$(52)	$9,444
Depreciation & amortization	$316	$76	$—	$392
Adjusted operating income	$940	$204	$—	$1,144
Operating income	$887	$143	$—	$1,030
Equity income, net of tax	$24	$—	$—	$24
Net income attributable to noncontrolling interest	$27	$—	$—	$27

(1)	Eliminations and Other includes the elimination of inter-segment transactions.

The reconciliation of Adjusted Operating Income to operating income includes, as applicable, restructuring, other acquisition and portfolio project costs (which includes costs incurred to integrate acquired businesses and to plan and execute product portfolio transformation actions, including business and product acquisitions and divestitures), asset impairments, gains (losses) on business divestitures and deferred compensation related to acquisitions. The reconciliations of Adjusted Operating Income to net income attributable to Aptiv for the three and nine months ended September 30, 2018 and 2017 are as follows:

	Signal and Power Solutions	Advanced Safety and User Experience	Eliminations and Other	Total

	(in millions)
For the Three Months Ended September 30, 2018:
Adjusted operating income	$346	$74	$—	$420
Restructuring	(58)	(7)	—	(65)
Other acquisition and portfolio project costs	(11)	(5)	—	(16)
Asset impairments	—	(1)	—	(1)
Deferred compensation related to nuTonomy acquisition	—	(15)	—	(15)
Operating income	$277	$46	$—	323
Interest expense				(34)
Other income, net				4
Income from continuing operations before income taxes and equity income				293
Income tax expense				(66)
Equity income, net of tax				4
Income from continuing operations				231
Income from discontinued operations, net of tax				—
Net income				231
Net income attributable to noncontrolling interest				9
Net income attributable to Aptiv				$222

	Signal and Power Solutions	Advanced Safety and User Experience	Eliminations and Other	Total

	(in millions)
For the Three Months Ended September 30, 2017:
Adjusted operating income	$319	$75	$—	$394
Restructuring	(17)	(1)	—	(18)
Other acquisition and portfolio project costs	(1)	(1)	—	(2)
Asset impairments	(1)	—	—	(1)
Operating income	$300	$73	$—	373
Interest expense				(35)
Other expense, net				(7)
Income from continuing operations before income taxes and equity income				331
Income tax expense				(31)
Equity income, net of tax				6
Income from continuing operations				306
Income from discontinued operations, net of tax				107
Net income				413
Net income attributable to noncontrolling interest				18
Net income attributable to Aptiv				$395

	Signal and Power Solutions	Advanced Safety and User Experience	Eliminations and Other	Total

	(in millions)
For the Nine Months Ended September 30, 2018:
Adjusted operating income	$1,083	$238	$—	$1,321
Restructuring	(87)	(13)	—	(100)
Other acquisition and portfolio project costs	(39)	(18)	—	(57)
Asset impairments	(1)	(1)	—	(2)
Deferred compensation related to nuTonomy acquisition	—	(44)	—	(44)
Operating income	$956	$162	$—	1,118
Interest expense				(104)
Other income, net				27
Income from continuing operations before income taxes and equity income				1,041
Income tax expense				(208)
Equity income, net of tax				17
Income from continuing operations				850
Income from discontinued operations, net of tax				—
Net income				850
Net income attributable to noncontrolling interest				30
Net income attributable to Aptiv				$820

	Signal and Power Solutions	Advanced Safety and User Experience	Eliminations and Other	Total

	(in millions)
For the Nine Months Ended September 30, 2017:
Adjusted operating income	$940	$204	$—	$1,144
Restructuring	(44)	(57)	—	(101)
Other acquisition and portfolio project costs	(8)	(3)	—	(11)
Asset impairments	(1)	(1)	—	(2)
Operating income	$887	$143	$—	1,030
Interest expense				(103)
Other expense, net				(22)
Income from continuing operations before income taxes and equity income				905
Income tax expense				(88)
Equity income, net of tax				24
Income from continuing operations				841
Income from discontinued operations, net of tax				310
Net income				1,151
Net income attributable to noncontrolling interest				52
Net income attributable to Aptiv				$1,099

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
On December 4, 2017, pursuant to the Separation and Distribution Agreement, the Company transferred to Delphi Technologies the assets and liabilities that comprised Delphi Technologies’ business. The Company received a dividend of approximately $1,148 million from Delphi Technologies in connection with the Separation. Delphi Technologies financed this dividend through the issuance of approximately $1.55 billion of debt, consisting of a senior secured five-year $750 million term loan facility that was issued upon the spin-off and $800 million aggregate principal amount of 5.00% senior unsecured notes due 2025 that were issued in September 2017 (collectively, the “Delphi Technologies Debt”). In connection with the Separation, the Delphi Technologies Debt was transferred to Delphi Technologies and is no longer reflected in the Company’s continuing operations in the consolidated financial statements. Also in connection with the Separation, the Company received $180 million in cash from Delphi Technologies pursuant to the Tax Matters Agreement.
The requirements for the presentation of Delphi Technologies as a discontinued operation were met when the Separation was completed. Accordingly, the accompanying consolidated financial statements reflect this business as a discontinued operation for all periods presented through the Distribution Date. Operations related to certain original equipment service businesses previously included within the Company’s Powertrain Systems segment, but which were not included in the spin-off, are reported in continuing operations and have been reclassified within the Advanced Safety and User Experience and Signal and Power Solutions segments for all periods presented. No amounts for shared general and administrative expense or interest expense were allocated to discontinued operations. Aptiv has not had significant continuing involvement with the spun-off Powertrain Systems business following the closing of the transaction.
In connection with the Separation, Aptiv and Delphi Technologies entered into various agreements to effect the Separation and to provide a framework for their relationship following the Separation, which included a Separation and Distribution Agreement, a Transition Services Agreement, a Tax Matters Agreement, an Employee Matters Agreement and Contract Manufacturing Services Arrangements. The transition services primarily involve Aptiv providing certain services to Delphi Technologies related to information technology and human resource infrastructure for terms of up to 24 months following the Separation. Aptiv recorded $2 million and $8 million, respectively, to other income during the three and nine months ended September 30, 2018 for certain fees earned pursuant to the Transition Services Agreement. As part of the near-term transition related to these agreements, Aptiv has recorded certain short-term assets and liabilities within the consolidated balance sheets as of September 30, 2018 and December 31, 2017. The Company has recorded $23 million and $123 million, respectively, in other current assets related to accounts receivable from customers that it will collect on behalf of Delphi Technologies, which will be remitted to Delphi Technologies, and $13 million and $132 million, respectively, in accrued liabilities related to accounts payable to outside suppliers that it will remit on behalf of Delphi Technologies, which will be reimbursed by Delphi Technologies. The changes in these short-term assets and liabilities are reflected within operating activities from discontinued operations in the consolidated statement of cash flows.
As a result of the Separation, the Company separated its defined benefit pension and other post-employment benefit plans, and adjusted its employee share-based compensation awards. See Note 9. Pension Benefits and Note 18. Share-Based Compensation, respectively, for additional information.
As a result of the completion of the Separation on December 4, 2017, there were no assets or liabilities of the discontinued operation as of September 30, 2018 or December 31, 2017.

A reconciliation of the major classes of line items constituting pre-tax profit or loss of discontinued operations to income from discontinued operations, net of tax as presented in the consolidated statements of operations is as follows:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2017	2017

	(in millions)
Net sales	$1,185	$3,499
Cost of sales	952	2,774
Selling, general and administrative	87	220
Amortization	5	13
Restructuring	3	79
Other expense items that are not major, net	3	9
Income from discontinued operations before income taxes and equity income	135	404
Income tax expense on discontinued operations	(29)	(95)
Equity income from discontinued operations, net of tax	1	1
Income from discontinued operations, net of tax	107	310
Income from discontinued operations attributable to noncontrolling interests	9	25
Net income from discontinued operations attributable to Aptiv	$98	$285
Income from discontinued operations before income taxes attributable to Aptiv was $125 million and $375 million for the three and nine months ended September 30, 2017, respectively, which includes $2 million and $5 million, respectively, of income tax expense attributable to noncontrolling interests.

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

Disaggregation of Revenue
Revenue generated from Aptiv’s operating segments is disaggregated by primary geographic market in the following tables for the three and nine months ended September 30, 2018 and 2017. Information concerning geographic market reflects the manufacturing location.

For the Three Months Ended September 30, 2018:	Signal and Power Solutions	Advanced Safety and User Experience	Eliminations and Other	Total

	(in millions)
Geographic Market
North America	$1,070	$326	$—	$1,396
Europe, Middle East & Africa	681	377	(1)	1,057
Asia Pacific	720	252	(4)	968
South America	64	1	(1)	64
Total net sales	$2,535	$956	$(6)	$3,485

For the Three Months Ended September 30, 2017:	Signal and Power Solutions	Advanced Safety and User Experience	Eliminations and Other	Total

	(in millions)
Geographic Market
North America	$881	$276	$(2)	$1,155
Europe, Middle East & Africa	694	336	(4)	1,026
Asia Pacific	664	232	(9)	887
South America	79	2	(1)	80
Total net sales	$2,318	$846	$(16)	$3,148

For the Nine Months Ended September 30, 2018:	Signal and Power Solutions	Advanced Safety and User Experience	Eliminations and Other	Total

	(in millions)
Geographic Market
North America	$3,162	$1,005	$(4)	$4,163
Europe, Middle East & Africa	2,322	1,247	(10)	3,559
Asia Pacific	2,114	777	(20)	2,871
South America	204	3	(1)	206
Total net sales	$7,802	$3,032	$(35)	$10,799

For the Nine Months Ended September 30, 2017:	Signal and Power Solutions	Advanced Safety and User Experience	Eliminations and Other	Total

	(in millions)
Geographic Market
North America	$2,775	$869	$(8)	$3,636
Europe, Middle East & Africa	2,140	991	(16)	3,115
Asia Pacific	1,884	626	(27)	2,483
South America	207	4	(1)	210
Total net sales	$7,006	$2,490	$(52)	$9,444

Contract Balances
Consistent with the recognition of production parts revenue at a point in time as title transfers to the customer, Aptiv has no contract assets or contract liabilities balances as of September 30, 2018 or December 31, 2017.
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
Certain of these payments or upfront fees meet the criteria to be considered a cost to obtain a contract as they are directly attributable to a contract, are incremental and management expects the fees to be recoverable. As of September 30, 2018 and December 31, 2017, Aptiv has recorded $66 million (of which $8 million was classified within other current assets and $58 million was classified within other long-term assets) and $36 million (of which $5 million was classified within other current assets and $31 million was classified within other long-term assets), respectively, related to these capitalized upfront fees.
Capitalized upfront fees are amortized to revenue based on the transfer of goods and services to the customer for which the upfront fees relate, which typically range from three to five years. There have been no impairment losses in relation to the costs capitalized. The amount of amortization to net sales was $1 million for the three months ended September 30, 2018 and $3 million and $2 million for the nine months ended September 30, 2018 and 2017, respectively.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
This Quarterly Report on Form 10-Q, including the exhibits being filed as part of this report, as well as other statements made by Aptiv PLC (“Aptiv,” the “Company,” “we,” “us” and “our”), contain forward-looking statements that reflect, when made, the Company’s current views with respect to current events and financial performance. Such forward-looking statements are subject to many risks, uncertainties and factors relating to the Company’s operations and business environment, which may cause the actual results of the Company to be materially different from any future results, express or implied, by such forward-looking statements. All statements that address future operating, financial or business performance or the Company’s strategies or expectations are forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “will,” “should,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “projects,” “potential,” “outlook” or “continue,” and other comparable terminology. Factors that could cause actual results to differ materially from these forward-looking statements include, but are not limited to, the following: global and regional economic conditions, including conditions affecting the credit market and resulting from the United Kingdom referendum held on June 23, 2016 in which voters approved an exit from the European Union, commonly referred to as “Brexit”; fluctuations in interest rates and foreign currency exchange rates; the cyclical nature of automotive sales and production; the potential disruptions in the supply of and changes in the competitive environment for raw material integral to the Company’s products; the Company’s ability to maintain contracts that are critical to its operations; potential changes to beneficial free trade laws and regulations such as the North American Free Trade Agreement; the ability of the Company to integrate and realize the benefits of recent acquisitions; the ability of the Company to achieve the intended benefits from the separation of its Powertrain Systems segment; the ability of the Company to attract, motivate and/or retain key executives; the ability of the Company to avoid or continue to operate during a strike, or partial work stoppage or slow down by any of its unionized employees or those of its principal customers; and the ability of the Company to attract and retain customers. Additional factors are discussed under the captions “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s filings with the Securities and Exchange Commission, including those set forth in the Company’s Annual Report on Form 10-K for fiscal year ended December 31, 2017 and within this Form 10-Q filing. New risks and uncertainties arise from time to time, and it is impossible for us to predict these events or how they may affect the Company. It should be remembered that the price of the ordinary shares and any income from them can go down as well as up. Aptiv disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events and/or otherwise, except as may be required by law.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following management’s discussion and analysis of financial condition and results of operations (“MD&A”) is intended to help you understand the business operations and financial condition of the Company for the three and nine months ended September 30, 2018. This discussion should be read in conjunction with Item 1. Financial Statements. Our MD&A is presented in eight sections:

•	Executive Overview

•	Consolidated Results of Operations

•	Results of Operations by Segment

•	Liquidity and Capital Resources

•	Off-Balance Sheet Arrangements

•	Contingencies and Environmental Matters

•	Recently Issued Accounting Pronouncements

•	Critical Accounting Estimates
Within the MD&A, “Aptiv,” the “Company,” “we,” “us” and “our” refer to Aptiv PLC, a public limited company which was formed under the laws of Jersey on May 19, 2011 as Delphi Automotive PLC, which together with its subsidiaries acquired certain assets of the former Delphi Corporation and completed an initial public offering on November 22, 2011. On December 4, 2017 (the “Distribution Date”), the Company completed the separation (the “Separation”) of its former Powertrain Systems segment by distributing to Aptiv shareholders on a pro rata basis all of the issued and outstanding ordinary shares of Delphi Technologies PLC (“Delphi Technologies”), a public limited company formed to hold the spun-off business. To effect the Separation, the Company distributed to its shareholders one ordinary share of Delphi Technologies for every three Aptiv ordinary shares outstanding as of November 22, 2017, the record date for the distribution. Following the Separation, the remaining company changed its name to Aptiv PLC and New York Stock Exchange (“NYSE”) symbol to “APTV.” The completion of the Separation positioned Aptiv as a new mobility provider focused on solving the complex challenges associated with safer, greener and more connected transportation. At the core of our capabilities is the software and vehicle architecture expertise that enables the advanced safety, automated driving, user experience and connected services that are enabling the future of mobility.
In April 2018, primarily as a result of the impact of the Separation on the Company’s U.K. presence and the centralization of the Company’s non-manufacturing European footprint, along with the long-term stability of the financial and regulatory environment in Ireland and continued uncertainties with regards to the impending exit of the U.K. from the European Union, Aptiv PLC changed its tax residence from the U.K. to Ireland. Aptiv PLC remains a public limited company incorporated under the laws of Jersey, and will continue to be subject to United States Securities and Exchange Commission reporting requirements and prepare financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Executive Overview
Our Business
We are a leading global technology and mobility company serving the automotive sector. We design and manufacture vehicle components and provide electrical, electronic and active safety technology solutions to the global automotive market, creating the software and hardware foundation for vehicle features and functionality. We enable and deliver end-to-end smart mobility solutions, active safety and autonomous driving technologies and provide enhanced user experience and connected services. Our Advanced Safety and User Experience segment is focused on providing the necessary software and advanced computing platforms, and our Signal and Power Solutions segment is focused on providing the requisite networking architecture required to support the integrated systems in today’s complex vehicles. Together, our businesses develop the ‘brain’ and the ‘nervous system’ of increasingly complex vehicles, providing integration of the vehicle into its operating environment.
We are one of the largest vehicle component manufacturers and our customers include all 25 of the largest automotive original equipment manufacturers (“OEMs”) in the world.
As described in Note 21. Discontinued Operations to the consolidated financial statements contained herein, on December 4, 2017, the Company completed the Separation of its former Powertrain Systems segment by distributing to Aptiv shareholders on a pro rata basis all of the issued and outstanding ordinary shares of Delphi Technologies, a public limited company formed to hold the spun-off business. To effect the Separation, the Company distributed to its shareholders one ordinary share of Delphi Technologies for every three Aptiv ordinary shares outstanding as of November 22, 2017, the record date for the distribution. Following the Separation, the remaining company changed its name to Aptiv PLC and NYSE symbol to “APTV.” Also, as a result of the Separation, Delphi Technologies became an independent public company trading on the NYSE under the symbol “DLPH” as of the Distribution Date. Aptiv did not retain any equity interest in Delphi Technologies.
As the disposal of the Powertrain Systems business represented a strategic shift that had a major effect on the Company’s operations and financial results, the assets and liabilities, operating results, and operating and investing cash flows for the previously reported Powertrain Systems segment through the Distribution Date are presented as discontinued operations separate from the Company’s continuing operations for all periods presented. This Management’s Discussion and Analysis reflects the results of continuing operations, unless otherwise noted.
Our total net sales during the three and nine months ended September 30, 2018 were $3.5 billion and $10.8 billion, an increase of 11% and 14% compared to the same periods of 2017, respectively. The increase in our total net sales is primarily attributable to continued volume increases in all regions except South America, our smallest region. Our overall lean cost structure, along with above-market sales growth, has enabled us to attain gross margins of approximately 19% in the three and nine months ended September 30, 2018, despite regional market uncertainties and increased investment in advanced technologies and engineering.
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
Key growth markets. There have been periods of increased market volatility and moderations in the level of economic growth in China, which resulted in periods of lower automotive production growth rates in China than those previously experienced. Despite these recent moderations in the level of economic growth in China, rising income levels in China and other key growth markets are expected to result in stronger growth rates in these markets over the long-term. Our strong global presence, and presence in these markets, has positioned us to experience above-market growth rates over the long-term. We continue to expand our established presence in key growth markets, positioning us to benefit from the expected long-term growth opportunities in these regions. We are capitalizing on our long-standing relationships with the global OEMs and further enhancing our positions with the key growth market OEMs to continue expanding our worldwide leadership. We continue to build upon our extensive geographic reach to capitalize on fast-growing automotive markets. We believe that our presence in best cost countries positions us to realize incremental margin improvements as the global balance of automotive production shifts towards the key growth markets.
We have a strong local presence in China, including a major manufacturing base and well-established customer relationships. Each of our business segments have operations and sales in China. Our business in China remains sensitive to economic and market conditions that impact automotive sales volumes in China, and may be affected if the pace of growth slows as the Chinese market matures or if there are reductions in vehicle demand in China. However, we continue to believe there is long-term growth potential in this market based on increasing long-term automotive and vehicle content demand.
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
We are focused on maintaining a low fixed cost structure that provides us flexibility to remain profitable at all points of the traditional vehicle industry production cycle. As a result, approximately 96% of our hourly workforce is located in best cost countries. Furthermore, we have substantial operational flexibility by leveraging a large workforce of temporary workers, which represented approximately 11% of the hourly workforce as of September 30, 2018. However, we will continue to adjust our cost structure and optimize our manufacturing footprint in response to changes in the global and regional automotive markets and in order to increase investment in advanced technologies and engineering, as evidenced by our ongoing restructuring programs focused on the continued rotation of our manufacturing footprint to best cost locations in Europe and on reducing our global overhead costs. As we continue to operate in a cyclical industry that is impacted by movements in the global and regional economies, we continually evaluate opportunities to further refine our cost structure.
We have a strong balance sheet with gross debt of approximately $4.1 billion and substantial available liquidity of approximately $3.1 billion of cash and cash equivalents and available financing under our Revolving Credit Facility as of September 30, 2018, and no significant U.S. defined benefit or workforce postretirement health care benefits and employer-paid postretirement basic life insurance benefits (“OPEB”) liabilities. We intend to maintain strong financial discipline targeting industry-leading earnings growth, cash flow generation and return on invested capital and to maintain sufficient liquidity to sustain our financial flexibility throughout the industry cycle.
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
For example, in September 2016, one of our OEM customers initiated a recall of approximately 3.64 million vehicles in the United States to enhance the airbag deployment system. The Company supplied sensors and related control modules for the airbags in the affected vehicles. Although Aptiv believes it supplied these components in compliance with the customer’s product specifications and validation criteria, we assisted with our customer’s efforts surrounding its recall, and during the first quarter of 2017, reached an agreement with our customer to share costs associated with the recall. Accordingly, during the nine months ended September 30, 2017 we recognized an incremental $43 million charge in addition to our previously recorded reserve estimate related to this matter.
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
We believe we are well-aligned with industry technology trends that will result in sustainable future growth in this space, and have partnered with leaders in their respective fields to advance the pace of development and commercialization of these emerging technologies. We have entered into a collaborative arrangement with Mobileye N.V. to jointly develop the Centralized Sensing Localization and Planning (“CSLP”) system, a complete turn-key fully autonomous driving platform for our OEM customers and mobility partners, with the goal of being production ready in 2019. We also entered into a collaborative arrangement with Intel Corporation and the BMW Group to develop and deploy automated driving technology. Additionally, in 2017 we acquired nuTonomy, Inc. in order to further accelerate the commercialization of automated driving solutions. The acquisition of nuTonomy is the latest in a series of investments we have made to expand our position in the new mobility space, including the prior period acquisitions of automated driving software developer Ottomatika and data service companies Control-Tec and Movimento.
There has also been increasing societal demand for mobility on demand (“MoD”) services, such as car- and ride-sharing, and an increasing number of traditional automotive companies have made investments in the MoD space. We believe the increasing societal demand for MoD services will accelerate the development of autonomous driving technologies, strongly benefiting the MoD space. In 2018, we announced a partnership with Lyft, Inc. (“Lyft”) by launching a fleet of autonomous vehicles in Las Vegas which will operate on Aptiv’s fully-integrated autonomous driving platform and be made available to the public on the Lyft network. This partnership leverages our connected services capabilities and Lyft’s ride-hailing experience to provide valuable insights on self-driving fleet operations and management. In addition, we have entered into agreements with the Singapore Land Transport Authority and with the city of Boston to develop fully-autonomous vehicles and associated infrastructure as part of automated MoD pilots. As a result of our substantial investments and strategic partnerships, we believe we are well-aligned with industry technology trends that will result in sustainable future growth in these evolving areas.
We are focused on enabling and delivering end-to-end smart mobility solutions, accelerating the commercialization of active safety and autonomous driving technologies and providing enhanced user experience and connected services. Our Advanced Safety and User Experience segment is focused on providing the necessary software and advanced computing platforms, and our Signal and Power Solutions segment is focused on providing the requisite networking architecture required to support the integrated systems in today’s complex vehicles. Together, our businesses develop the ‘brain’ and the ‘nervous system’ of increasingly complex vehicles, providing integration of the vehicle into its operating environment.
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
Three and Nine Months Ended September 30, 2018 versus Three and Nine Months Ended September 30, 2017
The results of operations for the three and nine months ended September 30, 2018 and 2017 were as follows:

	Three Months Ended September 30,					Nine Months Ended September 30,
	2018		2017		Favorable/(unfavorable)	2018		2017		Favorable/(unfavorable)

	(dollars in millions)
Net sales	$3,485		$3,148		$337	$10,799		$9,444		$1,355
Cost of sales	2,834		2,498		(336)	8,739		7,540		(1,199)
Gross margin	651	18.7%	650	20.6%	1	2,060	19.1%	1,904	20.2%	156
Selling, general and administrative	232		230		(2)	751		686		(65)
Amortization	31		29		(2)	91		87		(4)
Restructuring	65		18		(47)	100		101		1
Operating income	323		373		(50)	1,118		1,030		88
Interest expense	(34)		(35)		1	(104)		(103)		(1)
Other income (expense), net	4		(7)		11	27		(22)		49
Income from continuing operations before income taxes and equity income	293		331		(38)	1,041		905		136
Income tax expense	(66)		(31)		(35)	(208)		(88)		(120)
Income from continuing operations before equity income	227		300		(73)	833		817		16
Equity income, net of tax	4		6		(2)	17		24		(7)
Income from continuing operations	231		306		(75)	850		841		9
Income from discontinued operations, net of tax	—		107		(107)	—		310		(310)
Net income	231		413		(182)	850		1,151		(301)
Net income attributable to noncontrolling interest	9		18		(9)	30		52		(22)
Net income attributable to Aptiv	$222		$395		$(173)	$820		$1,099		$(279)

Total Net Sales
Below is a summary of our total net sales for the three months ended September 30, 2018 versus September 30, 2017.

	Three Months Ended September 30,			Variance Due To:
	2018	2017	Favorable/(unfavorable)	Volume, net of contractual price reductions	FX	Commodity pass-through	Other	Total

	(in millions)			(in millions)
Total net sales	$3,485	$3,148	$337	$353	$(44)	$28	$—	$337
Total net sales for the three months ended September 30, 2018 increased 11% compared to the three months ended September 30, 2017. We experienced volume growth of 12% for the period, primarily as a result of increased sales in all regions except South America, our smallest region, including net sales of $56 million as a result of the acquisition of KUM in June 2018. Volume growth was partially offset by unfavorable foreign currency impacts, primarily related to the Euro and Chinese Yuan Renminbi, and decreases due to contractual price reductions. Refer to Note 17. Acquisitions and Divestitures to the consolidated financial statements contained herein for additional information regarding acquisitions and divestitures.
Below is a summary of our total net sales for the nine months ended September 30, 2018 versus September 30, 2017.

	Nine Months Ended September 30,			Variance Due To:
	2018	2017	Favorable/(unfavorable)	Volume, net of contractual price reductions	FX	Commodity pass-through	Other	Total

	(in millions)			(in millions)
Total net sales	$10,799	$9,444	$1,355	$976	$255	$124	$—	$1,355
Total net sales for the nine months ended September 30, 2018 increased 14% compared to the nine months ended September 30, 2017. We experienced volume growth of 12% for the period, primarily as a result of increased sales in all regions except South America, our smallest region, including net sales of $67 million as a result of the acquisition of KUM in June 2018, and favorable foreign currency impacts, primarily related to the Euro and Chinese Yuan Renminbi. Partially offsetting these increases were decreases due to contractual price reductions. Refer to Note 17. Acquisitions and Divestitures to the consolidated financial statements contained herein for additional information regarding acquisitions and divestitures.

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
Cost of sales increased $336 million for the three months ended September 30, 2018 compared to the three months ended September 30, 2017, as summarized below. The Company’s material cost of sales was approximately 50% of net sales in both the three months ended September 30, 2018 and 2017.

	Three Months Ended September 30,			Variance Due To:
	2018	2017	Favorable/(unfavorable)	Volume (a)	FX	Operational performance	Other	Total

	(dollars in millions)			(in millions)
Cost of sales	$2,834	$2,498	$(336)	$(305)	$18	$2	$(51)	$(336)
Gross margin	$651	$650	$1	$48	$(26)	$2	$(23)	$1
Percentage of net sales	18.7%	20.6%

(a)	Presented net of contractual price reductions for gross margin variance.

The increase in cost of sales reflects increased volumes and incremental investment in advanced technologies and engineering, partially offset by the impacts from currency exchange for the three month period. Cost of sales was also impacted by the following items in Other above:

•	$28 million of increased commodity costs;

•	$27 million of increased depreciation and amortization, primarily as a result of a higher fixed asset base; and

•	$8 million of increased warranty costs.
Cost of sales increased $1,199 million for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017, as summarized below. The Company’s material cost of sales was approximately 50% of net sales in both the nine months ended September 30, 2018 and 2017.

	Nine Months Ended September 30,			Variance Due To:
	2018	2017	Favorable/(unfavorable)	Volume (a)	FX	Operational performance	Other	Total

	(dollars in millions)			(in millions)
Cost of sales	$8,739	$7,540	$(1,199)	$(863)	$(183)	$(2)	$(151)	$(1,199)
Gross margin	$2,060	$1,904	$156	$113	$72	$(2)	$(27)	$156
Percentage of net sales	19.1%	20.2%

(a)	Presented net of contractual price reductions for gross margin variance.
The increase in cost of sales reflects increased volumes and the impacts from currency exchange, as well as incremental investment in advanced technologies and engineering for the nine month period. Cost of sales was also impacted by the following items in Other above:

•	$124 million of increased commodity costs; and

•	$82 million of increased depreciation and amortization, primarily as a result of a higher fixed asset base; partially offset by

•
$44 million of decreased warranty costs, primarily due to the accrual of $43 million during the nine months ended September 30, 2017 as a result of an agreement reached with one of our customers for a specific warranty matter, as further described in Note 6. Warranty Obligations to the consolidated financial statements contained herein.

Selling, General and Administrative Expense

	Three Months Ended September 30,
	2018	2017	Favorable/ (unfavorable)

	(dollars in millions)
Selling, general and administrative expense	$232	$230	$(2)
Percentage of net sales	6.7%	7.3%

	Nine Months Ended September 30,
	2018	2017	Favorable/ (unfavorable)

	(dollars in millions)
Selling, general and administrative expense	$751	$686	$(65)
Percentage of net sales	7.0%	7.3%
Selling, general and administrative expense (“SG&A”) includes administrative expenses, information technology costs and incentive compensation related costs. SG&A decreased as a percentage of net sales for the three and nine months ended September 30, 2018 as compared to 2017, primarily due to the impact of cost reduction initiatives, including our continuing rotation to best cost manufacturing locations in Europe and initiatives focused on reducing global overhead costs.

Amortization

	Three Months Ended September 30,
	2018	2017	Favorable/ (unfavorable)

	(in millions)
Amortization	$31	$29	$(2)

	Nine Months Ended September 30,
	2018	2017	Favorable/ (unfavorable)

	(in millions)
Amortization	$91	$87	$(4)
Amortization expense reflects the non-cash charge related to definite-lived intangible assets. The increase in amortization during the three and nine months ended September 30, 2018 compared to 2017 reflects the continued amortization of our definite-lived intangible assets, which resulted primarily from our acquisitions, over their estimated useful lives. Refer to Note 17. Acquisitions and Divestitures to the consolidated financial statements contained herein for further detail of our business acquisitions, including details of the intangible assets recorded in each transaction.

Restructuring

	Three Months Ended September 30,
	2018	2017	Favorable/ (unfavorable)

	(dollars in millions)
Restructuring	$65	$18	$(47)
Percentage of net sales	1.9%	0.6%

	Nine Months Ended September 30,
	2018	2017	Favorable/ (unfavorable)

	(dollars in millions)
Restructuring	$100	$101	$1
Percentage of net sales	0.9%	1.1%
The increase in restructuring expense recorded during the three months ended September 30, 2018 as compared to the three months ended September 30, 2017 is primarily attributable to an increase in costs recognized for global overhead reductions as compared to the prior period. Restructuring expense was consistent for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017.
The Company recorded employee-related and other restructuring charges totaling approximately $65 million and $100 million during the three and nine months ended September 30, 2018, which is primarily comprised of $37 million and $59 million recognized for programs focused on the continued rotation of our manufacturing footprint to best cost locations in Europe and reducing overhead costs in the region.
Restructuring costs of approximately $18 million and $101 million were recorded during the three and nine months ended September 30, 2017, which included the recognition of approximately $36 million during the nine months ended September 30, 2017 of employee-related and other costs related to the closure of an Advanced Safety and User Experience Western European manufacturing site, pursuant to the Company’s ongoing European footprint rotation strategy.
We expect to continue to incur additional restructuring expense in 2018, primarily related to programs focused on the continued rotation of our manufacturing footprint to best cost locations in Europe and to reduce global overhead costs, including realignment of the Company’s organizational structure due to changes in roles and workforce resulting from the spin-off of the Powertrain Systems segment. Additionally, as we continue to operate in a cyclical industry that is impacted by movements in the global and regional economies, we continually evaluate opportunities to further adjust our cost structure and optimize our manufacturing footprint. The Company plans to implement additional restructuring activities in the future, if necessary, in order to align manufacturing capacity and other costs with prevailing regional automotive production levels and locations, to improve the efficiency and utilization of other locations and in order to increase investment in advanced technologies and engineering. Such future restructuring actions are dependent on market conditions, customer actions and other factors.
Refer to Note 7. Restructuring to the consolidated financial statements contained herein for additional information.

Interest Expense

	Three Months Ended September 30,
	2018	2017	Favorable/ (unfavorable)

	(in millions)
Interest expense	$34	$35	$1

	Nine Months Ended September 30,
	2018	2017	Favorable/ (unfavorable)

	(in millions)
Interest expense	$104	$103	$(1)
Refer to Note 8. Debt to the consolidated financial statements contained herein for additional information.

Other Income, Net

	Three Months Ended September 30,
	2018	2017	Favorable/ (unfavorable)

	(in millions)
Other income (expense), net	$4	$(7)	$11

	Nine Months Ended September 30,
	2018	2017	Favorable/ (unfavorable)

	(in millions)
Other income (expense), net	$27	$(22)	$49
During the nine months ended September 30, 2018, Aptiv incurred approximately $9 million in transaction costs related to the acquisition of KUM and, as further discussed in Note 14. Derivatives and Hedging Activities to the consolidated financial statements contained herein, recorded a gain of $4 million on forward contracts entered into in order to hedge portions of the currency risk associated with the cash payment for the acquisition of KUM. Aptiv also recorded $5 million and $17 million of interest income during the three and nine months ended September 30, 2018, respectively. Additionally, as further discussed in Note 21. Discontinued Operations to the consolidated financial statements contained herein, during the three and nine months ended September 30, 2018, Aptiv recorded $2 million and $8 million, respectively, for certain fees earned pursuant to the Transition Services Agreement in connection with the Separation of the Company’s former Powertrain Systems business.
As further discussed in Note 10. Commitments and Contingencies to the consolidated financial statements contained herein, during the nine months ended September 30, 2017, the Company recorded a net charge of $10 million to other expense due to the settlement of the Unsecured Creditors litigation.

Income Taxes

	Three Months Ended September 30,
	2018	2017	Favorable/ (unfavorable)

	(in millions)
Income tax expense	$66	$31	$(35)

	Nine Months Ended September 30,
	2018	2017	Favorable/ (unfavorable)

	(in millions)
Income tax expense	$208	$88	$(120)
The Company’s effective tax rate was impacted by unfavorable changes in geographic income mix in 2018 as compared to 2017, primarily due to changes in the underlying business operations.
The Company’s effective tax rate for the three and nine months ended September 30, 2018 also includes net discrete tax expense of $28 million and $48 million, respectively, primarily related to the Company’s intellectual property transfer and a change in the provisional amounts recorded due to the enactment of the Tax Cuts and Jobs Act in the United States, as further discussed in Note 11. Income Taxes to the consolidated financial statements contained herein. The effective tax rate for the three and nine months ended September 30, 2017 includes net discrete tax benefits of $11 million and $23 million, respectively, primarily related to provision to return adjustments and changes in reserves.

Equity Income

	Three Months Ended September 30,
	2018	2017	Favorable/ (unfavorable)

	(in millions)
Equity income, net of tax	$4	$6	$(2)

	Nine Months Ended September 30,
	2018	2017	Favorable/ (unfavorable)

	(in millions)
Equity income, net of tax	$17	$24	$(7)
Equity income, net of tax reflects the Company’s interest in the results of ongoing operations of entities accounted for as equity-method investments. Equity income decreased for the three and nine months ended September 30, 2018 as compared to the three and nine months ended September 30, 2017, primarily attributable to the performance of our joint ventures in North America and Asia Pacific as compared to the prior period.

Income from Discontinued Operations

	Three Months Ended September 30,
	2018	2017	Favorable/ (unfavorable)

	(in millions)
Income from discontinued operations, net of tax	$—	$107	$(107)

	Nine Months Ended September 30,
	2018	2017	Favorable/ (unfavorable)

	(in millions)
Income from discontinued operations, net of tax	$—	$310	$(310)
Income from discontinued operations, net of tax reflects the results of the Company’s previously reported Powertrain Systems segment, which has been reclassified to discontinued operations as a result of the spin-off of this business in December 2017. No amounts were recorded to discontinued operations for the three and nine months ended September 30, 2018.
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
As described in Note 21. Discontinued Operations to the consolidated financial statements contained herein, the Company’s previously reported Powertrain Systems segment has been classified as discontinued operations for all periods presented. Certain original equipment service businesses that were previously included within the Powertrain Systems segment but which were not included in the spin-off, are reported in continuing operations and have been reclassified within the Advanced Safety and User Experience and Signal and Power Solutions segments for all periods presented. No amounts for shared general and administrative operating expense or interest expense were allocated to discontinued operations.
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
The reconciliation of Adjusted Operating Income to operating income includes, as applicable, restructuring, other acquisition and portfolio project costs (which includes costs incurred to integrate acquired businesses and to plan and execute product portfolio transformation actions, including business and product acquisitions and divestitures), asset impairments, gains (losses) on business divestitures and deferred compensation related to acquisitions. The reconciliations of Adjusted Operating Income to net income attributable to Aptiv for the three and nine months ended September 30, 2018 and 2017 are as follows:

	Signal and Power Solutions	Advanced Safety and User Experience	Eliminations and Other	Total

	(in millions)
For the Three Months Ended September 30, 2018:
Adjusted operating income	$346	$74	$—	$420
Restructuring	(58)	(7)	—	(65)
Other acquisition and portfolio project costs	(11)	(5)	—	(16)
Asset impairments	—	(1)	—	(1)
Deferred compensation related to nuTonomy acquisition	—	(15)	—	(15)
Operating income	$277	$46	$—	323
Interest expense				(34)
Other income, net				4
Income from continuing operations before income taxes and equity income				293
Income tax expense				(66)
Equity income, net of tax				4
Income from continuing operations				231
Income from discontinued operations, net of tax				—
Net income				231
Net income attributable to noncontrolling interest				9
Net income attributable to Aptiv				$222

	Signal and Power Solutions	Advanced Safety and User Experience	Eliminations and Other	Total

	(in millions)
For the Three Months Ended September 30, 2017:
Adjusted operating income	$319	$75	$—	$394
Restructuring	(17)	(1)	—	(18)
Other acquisition and portfolio project costs	(1)	(1)	—	(2)
Asset impairments	(1)	—	—	(1)
Operating income	$300	$73	$—	373
Interest expense				(35)
Other expense, net				(7)
Income from continuing operations before income taxes and equity income				331
Income tax expense				(31)
Equity income, net of tax				6
Income from continuing operations				306
Income from discontinued operations, net of tax				107
Net income				413
Net income attributable to noncontrolling interest				18
Net income attributable to Aptiv				$395

	Signal and Power Solutions	Advanced Safety and User Experience	Eliminations and Other	Total

	(in millions)
For the Nine Months Ended September 30, 2018:
Adjusted operating income	$1,083	$238	$—	$1,321
Restructuring	(87)	(13)	—	(100)
Other acquisition and portfolio project costs	(39)	(18)	—	(57)
Asset impairments	(1)	(1)	—	(2)
Deferred compensation related to nuTonomy acquisition	—	(44)	—	(44)
Operating income	$956	$162	$—	1,118
Interest expense				(104)
Other income, net				27
Income from continuing operations before income taxes and equity income				1,041
Income tax expense				(208)
Equity income, net of tax				17
Income from continuing operations				850
Income from discontinued operations, net of tax				—
Net income				850
Net income attributable to noncontrolling interest				30
Net income attributable to Aptiv				$820

	Signal and Power Solutions	Advanced Safety and User Experience	Eliminations and Other	Total

	(in millions)
For the Nine Months Ended September 30, 2017:
Adjusted operating income	$940	$204	$—	$1,144
Restructuring	(44)	(57)	—	(101)
Other acquisition and portfolio project costs	(8)	(3)	—	(11)
Asset impairments	(1)	(1)	—	(2)
Operating income	$887	$143	$—	1,030
Interest expense				(103)
Other expense, net				(22)
Income from continuing operations before income taxes and equity income				905
Income tax expense				(88)
Equity income, net of tax				24
Income from continuing operations				841
Income from discontinued operations, net of tax				310
Net income				1,151
Net income attributable to noncontrolling interest				52
Net income attributable to Aptiv				$1,099

Net sales, gross margin as a percentage of net sales and Adjusted Operating Income by segment for the three and nine months ended September 30, 2018 and 2017 are as follows:

Net Sales by Segment

	Three Months Ended September 30,			Variance Due To:
	2018	2017	Favorable/ (unfavorable)	Volume, net of contractual price reductions	FX	Commodity pass-through	Other	Total

	(in millions)			(in millions)
Signal and Power Solutions	$2,535	$2,318	$217	$226	$(37)	$28	$—	$217
Advanced Safety and User Experience	956	846	110	116	(6)	—	—	110
Eliminations and Other	(6)	(16)	10	11	(1)	—	—	10
Total	$3,485	$3,148	$337	$353	$(44)	$28	$—	$337

	Nine Months Ended September 30,			Variance Due To:
	2018	2017	Favorable/ (unfavorable)	Volume, net of contractual price reductions	FX	Commodity pass-through	Other	Total

	(in millions)			(in millions)
Signal and Power Solutions	$7,802	$7,006	$796	$485	$187	$124	$—	$796
Advanced Safety and User Experience	3,032	2,490	542	468	74	—	—	542
Eliminations and Other	(35)	(52)	17	23	(6)	—	—	17
Total	$10,799	$9,444	$1,355	$976	$255	$124	$—	$1,355

Gross Margin Percentage by Segment

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Signal and Power Solutions	21.1%	22.3%	21.6%	22.0%
Advanced Safety and User Experience (1)	12.1%	15.6%	12.4%	14.6%
Eliminations and Other	—%	—%	—%	—%
Total	18.7%	20.6%	19.1%	20.2%

(1)
Includes the accrual of $43 million for a specific warranty matter during the nine months ended September 30, 2017, as further described in Note 6. Warranty Obligations to the consolidated financial statements contained herein.

Adjusted Operating Income by Segment

	Three Months Ended September 30,			Variance Due To:
	2018	2017	Favorable/ (unfavorable)	Volume, net of contractual price reductions	Operational performance	Other	Total

	(in millions)			(in millions)
Signal and Power Solutions	$346	$319	$27	$37	$18	$(28)	$27
Advanced Safety and User Experience	74	75	(1)	11	(1)	(11)	(1)
Eliminations and Other	—	—	—	—	—	—	—
Total	$420	$394	$26	$48	$17	$(39)	$26
As noted in the table above, Adjusted Operating Income for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017 was impacted by volume and contractual price reductions, including product mix, and operational performance improvements which were offset by incremental investment in advanced technologies and engineering, as well as the following items included within Other in the table above:

•	$27 million of increased depreciation and amortization, not including the impact of asset impairments, primarily as a result of a higher fixed asset base;

•	Unfavorable foreign currency impacts of $22 million, primarily related to the Euro and Chinese Yuan Renminbi; and

•	$8 million of increased warranty costs; partially offset by

•	$9 million of decreased SG&A expenses, not including the impact of other acquisition and portfolio project costs.

	Nine Months Ended September 30,			Variance Due To:
	2018	2017	Favorable/ (unfavorable)	Volume, net of contractual price reductions	Operational performance	Other	Total

	(in millions)			(in millions)
Signal and Power Solutions	$1,083	$940	$143	$50	$74	$19	$143
Advanced Safety and User Experience	238	204	34	63	(32)	3	34
Eliminations and Other	—	—	—	—	—	—	—
Total	$1,321	$1,144	$177	$113	$42	$22	$177
As noted in the table above, Adjusted Operating Income for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017 was impacted by volume and contractual price reductions, including product mix, and operational performance improvements which were offset by incremental investment in advanced technologies and engineering, as well as the following items included within Other in the table above:

•	Favorable foreign currency impacts of $55 million, primarily related to the Euro and Chinese Yuan Renminbi; and

•
$44 million of decreased warranty costs, primarily due to the accrual of $43 million during the nine months ended September 30, 2017 within the Advanced Safety and User Experience segment as a result of an agreement reached with one of our customers for a specific warranty matter, as further described in Note 6. Warranty Obligations to the consolidated financial statements contained herein; partially offset by

•	$82 million of increased depreciation and amortization, not including the impact of asset impairments, primarily as a result of a higher fixed asset base.

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
As of September 30, 2018, we had cash and cash equivalents of $0.8 billion and net debt (defined as outstanding debt less cash and cash equivalents) of $3.3 billion. We also have access to additional liquidity pursuant to the terms of the $2.0 billion Revolving Credit Facility and the €300 million committed European accounts receivable factoring facility, as described below.
The following table summarizes our available liquidity, which includes cash, cash equivalents and funds available under our significant committed credit facilities, as of September 30, 2018. The amounts disclosed as available under the Company’s significant committed credit facilities are available without violating our existing debt covenants, which are described below.

September 30, 2018

(in millions)
Cash and cash equivalents	$771
Revolving Credit Facility, unutilized portion (1)	1,993
Committed European accounts receivable factoring facility, unutilized portion (2)	352
Total available liquidity	$3,116
(1) Availability reduced by $7 million in letters of credit issued under the Credit Agreement as of September 30, 2018.
(2) Based on September 30, 2018 foreign currency rates, subject to the availability of eligible accounts receivable.
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
We also continue to expect to be able to move funds between different countries to manage our global liquidity needs without material adverse tax implications, subject to current monetary policies and to the terms of the Credit Agreement. While a substantial portion of our operating income is generated by our non-U.S. subsidiaries, and as of September 30, 2018, the Company’s cash and cash equivalents held by our non-U.S. subsidiaries totaled $758 million, we utilize a combination of strategies, including dividends, cash pooling arrangements, intercompany loan repayments and other distributions and advances to provide the funds necessary to meet our global liquidity needs. There are no significant restrictions on the ability of our subsidiaries to pay dividends or make other distributions to Aptiv. If additional non-U.S. cash was needed for our U.S. operations, we may be required to accrue and pay withholding if we were to distribute such funds from non-U.S. subsidiaries to the U.S.; however, based on our current liquidity needs and strategies, we do not anticipate a need to accrue and pay such additional amounts.
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
On December 4, 2017, pursuant to the Separation and Distribution Agreement, the Company transferred to Delphi Technologies the assets and liabilities that comprised Delphi Technologies’ business. The Company received a dividend of approximately $1,148 million from Delphi Technologies in connection with the Separation. Delphi Technologies financed this dividend through the issuance of approximately $1.55 billion of debt, consisting of a senior secured five-year $750 million term loan facility that was issued upon the spin-off and $800 million aggregate principal amount of 5.00% senior unsecured notes due 2025 that were issued in September 2017 (the “Spin-Off Senior Notes”) (collectively, the “Delphi Technologies Debt”). In connection with the Separation, the Delphi Technologies Debt was transferred to Delphi Technologies and is no longer reflected in the Company’s continuing operations in the consolidated financial statements. The Company intends to use the proceeds received from the dividend to fund growth initiatives, including increased investment in advanced technologies and engineering, and for general corporate purposes.
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
Share Repurchases
In April 2016, the Board of Directors authorized a share repurchase program of up to $1.5 billion of ordinary shares, which commenced in September 2016 following the completion of the Company’s $1.5 billion January 2015 share repurchase program. This share repurchase program provides for share purchases in the open market or in privately negotiated transactions, depending on share price, market conditions and other factors, as determined by the Company.
A summary of the ordinary shares repurchased during the three and nine months ended September 30, 2018 and 2017 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Total number of shares repurchased	793,424	1,018,930	2,513,136	4,667,193
Average price paid per share	$86.08	$92.99	$88.24	$82.00
Total (in millions)	$69	$95	$222	$383
As of September 30, 2018, approximately $767 million of share repurchases remained available under the April 2016 share repurchase program. During the period from October 1, 2018 to October 30, 2018, the Company repurchased an additional $42 million worth of shares pursuant to a trading plan with set trading instructions established by the Company. As a result, approximately $725 million of share repurchases remain available under the April 2016 share repurchase program. All repurchased shares were retired, and are reflected as a reduction of ordinary share capital for the par value of the shares, with the excess applied as reductions to additional paid-in-capital and retained earnings.
Dividends to Holders of Ordinary Shares
The Company has declared and paid cash dividends per ordinary share during the periods presented as follows:

	Dividend	Amount
	Per Share	(in millions)
2018:
Third quarter	$0.22	$58
Second quarter	0.22	58
First quarter	0.22	59
Total	$0.66	$175
2017:
Fourth quarter	$0.29	$77
Third quarter	0.29	77
Second quarter	0.29	78
First quarter	0.29	78
Total	$1.16	$310
In addition, in October 2018, the Board of Directors declared a regular quarterly cash dividend of $0.22 per ordinary share, payable November 21, 2018 to shareholders of record at the close of business on November 7, 2018.

Acquisitions
KUM—On June 14, 2018, Aptiv acquired 100% of the equity interests of KUM, a specialized manufacturer of connectors for the automotive industry, for total consideration of $523 million. As further described in Note 17. Acquisitions and Divestitures to the consolidated financial statements contained herein, the acquisition was accounted for as a business combination, with the operating results of KUM included within the Company’s Signal and Power Solutions segment from the date of acquisition. The Company acquired KUM utilizing cash on hand.
nuTonomy—On November 21, 2017, Aptiv acquired 100% of the equity interests of nuTonomy, Inc. (“nuTonomy”), a leading provider of autonomous driving software and technology, for total consideration of up to $454 million. Of the total consideration, $284 million of the purchase price was paid at closing, subject to certain post-closing adjustments, and $109 million of the purchase price will vest to certain selling shareholders in annual installments over a 3-year period from the acquisition date, subject to such shareholders’ compliance with certain employment conditions. Of the $109 million, approximately $7 million is payable after one year and approximately $51 million is payable after each of the second and third years following the acquisition date. These remaining installments will be recorded as a component of cost of sales ratably over the respective installment period. As further described in Note 17. Acquisitions and Divestitures to the consolidated financial statements contained herein, the acquisition was accounted for as a business combination, with the operating results of nuTonomy included within the Company’s Advanced Safety and User Experience segment from the date of acquisition. The Company acquired nuTonomy utilizing cash on hand.
Movimento—On January 3, 2017, Aptiv acquired 100% of the equity interests of Movimento Group (“Movimento”), a leading provider of Over-the-Air software and data management for the automotive sector, for a purchase price of $40 million at closing and an additional cash payment of up to $10 million contingent upon the achievement of certain performance metrics over a future 2-year period. As further described in Note 17. Acquisitions and Divestitures to the consolidated financial statements contained herein, the acquisition was accounted for as a business combination, with the operating results of Movimento included within the Company’s Advanced Safety and User Experience segment from the date of acquisition. The Company acquired Movimento utilizing cash on hand.
Winchester—On October 24, 2018, Aptiv acquired 100% of the equity interests of Winchester Interconnect (“Winchester”), a leading provider of custom engineered interconnect solutions for harsh environment applications, for approximately $685 million, net of cash acquired, subject to certain post-closing adjustments. The acquisition will be accounted for as a business combination and will be included within the Company’s Signal and Power Solutions segment. The Company acquired Winchester utilizing cash on hand and short-term borrowings.
Technology Investments—During the third quarter of 2017, the Company’s Advanced Safety and User Experience segment made investments in two leading developers of Light Detection and Ranging (“LIDAR”) technology, a $15 million investment in Innoviz Technologies and a $10 million investment in LeddarTech, Inc. During the second quarter of 2017, Aptiv’s Signal and Power Solutions segment made a $10 million investment in Valens Semiconductor Ltd., a leading provider of signal processing technology for high frequency data transmission of connected car content. During the first quarter of 2017, the Company’s Advanced Safety and User Experience segment made a $15 million investment in Otonomo Technologies Ltd., the developer of a connected car data marketplace. These investments are accounted for in accordance with ASU 2016-01, as further described in Note 2. Significant Accounting Policies to the consolidated financial statements contained herein.
Divestitures
Powertrain Systems Spin-Off—As described above, on December 4, 2017, the Company completed the spin-off of its former Powertrain Systems segment into a new publicly traded company, Delphi Technologies PLC. In connection with the Separation, the Company received a dividend of approximately $1,148 million from Delphi Technologies in connection with the Separation. The Company intends to use the proceeds received from the dividend to fund growth initiatives, including increased investment in advanced technologies and engineering. The requirements for presenting Delphi Technologies as a discontinued operation were met when the Separation was completed. Accordingly, the accompanying consolidated financial statements reflect this business as a discontinued operation for all periods presented. Refer to Note 21. Discontinued Operations to the consolidated financial statements contained herein for further disclosure related to the Company’s discontinued operations.
Credit Agreement
Aptiv PLC and its wholly-owned subsidiary Aptiv Corporation entered into a credit agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent (the “Administrative Agent”), under which it maintains senior secured credit facilities currently consisting of a term loan (the “Tranche A Term Loan”) and a revolving credit facility of $2.0 billion (the “Revolving Credit Facility”). The Credit Agreement was entered into in March 2011 and has been subsequently amended and restated on several occasions, most recently on August 17, 2016. The 2016 amendment extended the maturity of the Revolving Credit Facility and the Tranche A Term Loan from 2018 to 2021, increased the capacity of the Revolving Credit Facility from $1.5 billion to $2.0 billion and permitted Aptiv PLC to act as a borrower on the Revolving Credit Facility.
The Tranche A Term Loan and the Revolving Credit Facility mature on August 17, 2021. Beginning in the fourth quarter of 2017, Aptiv was obligated to begin making quarterly principal payments throughout the term of the Tranche A Term Loan, according to the amortization schedule in the Credit Agreement. The Credit Agreement also contains an accordion feature that permits Aptiv to increase, from time to time, the aggregate borrowing capacity under the Credit Agreement by up to an additional $1 billion (or a greater amount based upon a formula set forth in the Credit Agreement) upon Aptiv’s request, the agreement of the lenders participating in the increase, and the approval of the Administrative Agent and existing lenders.
As of September 30, 2018, there were no amounts drawn on the Revolving Credit Facility and approximately $7 million in letters of credit issued under the Credit Agreement. Letters of credit issued under the Credit Agreement reduce availability under the Revolving Credit Facility. No amounts were drawn on the Revolving Credit Facility during the nine months ended September 30, 2018.
Loans under the Credit Agreement bear interest, at Aptiv’s option, at either (a) the Administrative Agent’s Alternate Base Rate (“ABR” as defined in the Credit Agreement) or (b) the London Interbank Offered Rate (the “Adjusted LIBO Rate” as defined in the Credit Agreement) (“LIBOR”) plus in either case a percentage per annum as set forth in the table below (the “Applicable Rate”). The Applicable Rates under the Credit Agreement on the specified dates are set forth below:

	September 30, 2018		December 31, 2017
	LIBOR plus	ABR plus	LIBOR plus	ABR plus
Revolving Credit Facility	1.10%	0.10%	1.10%	0.10%
Tranche A Term Loan	1.25%	0.25%	1.25%	0.25%
The Applicable Rate under the Credit Agreement may increase or decrease from time to time based on changes in the Company’s credit ratings. Accordingly, the interest rate will fluctuate during the term of the Credit Agreement based on changes in the ABR, LIBOR or future changes in the Company’s corporate credit ratings. The Credit Agreement also requires that Aptiv pay certain facility fees on the Revolving Credit Facility and certain letter of credit issuance and fronting fees.
The interest rate period with respect to LIBOR interest rate options can be set at one-, two-, three-, or six-months as selected by Aptiv in accordance with the terms of the Credit Agreement (or other period as may be agreed by the applicable lenders). Aptiv may elect to change the selected interest rate option in accordance with the provisions of the Credit Agreement. As of September 30, 2018, Aptiv selected the one-month LIBOR interest rate option on the Tranche A Term Loan, and the rate effective as of September 30, 2018, as detailed in the table below, was based on the Company’s current credit rating and the Applicable Rate for the Credit Agreement:

		Borrowings as of
		September 30, 2018	Rate effective as of
	Applicable Rate	(in millions)	September 30, 2018
Tranche A Term Loan	LIBOR plus 1.25%	$390	3.4375%
Borrowings under the Credit Agreement are prepayable at Aptiv’s option without premium or penalty.
The Credit Agreement contains certain covenants that limit, among other things, the Company’s (and the Company’s subsidiaries’) ability to incur certain additional indebtedness or liens or to dispose of substantially all of its assets. In addition, the Credit Agreement requires that the Company maintain a consolidated leverage ratio (the ratio of Consolidated Total Indebtedness to Consolidated EBITDA, each as defined in the Credit Agreement) of less than 3.50 to 1.0. The Credit Agreement also contains events of default customary for financings of this type. The Company was in compliance with the Credit Agreement covenants as of September 30, 2018.
As of September 30, 2018, all obligations under the Credit Agreement were borrowed by Aptiv Corporation and jointly and severally guaranteed by its direct and indirect parent companies, subject to certain exceptions set forth in the Credit Agreement. Refer to Note 19. Supplemental Guarantor and Non-Guarantor Condensed Consolidating Financial Statements to the consolidated financial statements contained herein for additional information.
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
On November 19, 2015, Aptiv PLC issued $1.3 billion in aggregate principal amount of senior unsecured notes in a transaction registered under the Securities Act, comprised of $650 million of 3.15% senior unsecured notes due 2020 (the “3.15% Senior Notes”) and $650 million of 4.25% senior unsecured notes due 2026 (the “4.25% Senior Notes”) (collectively, the “2015 Senior Notes”). The 3.15% Senior Notes were priced at 99.784% of par, resulting in a yield to maturity of 3.197%, and the 4.25% Senior Notes were priced at 99.942% of par, resulting in a yield to maturity of 4.256%. The proceeds were primarily utilized to fund a portion of the cash consideration for the acquisition of HellermannTyton PLC and for general corporate purposes, including the payment of fees and expenses associated with the HellermannTyton PLC acquisition and the related financing transaction. Aptiv incurred approximately $8 million of issuance costs in connection with the 2015 Senior Notes. Interest on the 3.15% Senior Notes is payable semi-annually on May 19 and November 19 of each year to holders of record at the close of business on May 4 or November 4 immediately preceding the interest payment date. Interest on the 4.25% Senior Notes is payable semi-annually on January 15 and July 15 of each year to holders of record at the close of business on January 1 or July 1 immediately preceding the interest payment date.
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
Although the specific terms of each indenture governing each series of senior notes vary, the indentures contain certain restrictive covenants, including with respect to Aptiv’s (and Aptiv’s subsidiaries) ability to incur liens, enter into sale and leaseback transactions and merge with or into other entities. As of September 30, 2018, the Company was in compliance with the provisions of all series of the outstanding senior notes.
The 2014 Senior Notes were issued by Aptiv Corporation. The 2014 Senior Notes are fully and unconditionally guaranteed, jointly and severally, by Aptiv PLC and by certain of Aptiv PLC’s direct and indirect subsidiaries which are directly or indirectly 100% owned by Aptiv PLC, subject to customary release provisions (other than in the case of Aptiv PLC). The 2015 Euro-denominated Senior Notes, 2015 Senior Notes, 2016 Euro-denominated Senior Notes and 2016 Senior Notes issued by Aptiv PLC are fully and unconditionally guaranteed, jointly and severally, by certain of Aptiv PLC’s direct and indirect subsidiaries (including Aptiv Corporation), which are directly or indirectly 100% owned by Aptiv PLC, subject to customary release provisions. Refer to Note 19. Supplemental Guarantor and Non-Guarantor Condensed Consolidating Financial Statements to the consolidated financial statements contained herein for additional information.
Other Financing
Receivable factoring—Aptiv maintains a €300 million European accounts receivable factoring facility that is available on a committed basis. This facility is accounted for as short-term debt and borrowings are subject to the availability of eligible accounts receivable. Collateral is not required related to these trade accounts receivable. This program renews on a non-committed, indefinite basis unless terminated by either party. Borrowings bear interest at Euro Interbank Offered Rate (“EURIBOR”) plus 0.42% for borrowings denominated in Euros. No amounts were outstanding on the European accounts receivable factoring facility as of September 30, 2018 or December 31, 2017. The maximum amount drawn under the European facility during the nine months ended September 30, 2018 to manage working capital requirements was less than $1 million.
Capital leases and other—As of September 30, 2018 and December 31, 2017, approximately $34 million and $42 million, respectively, of other debt primarily issued by certain non-U.S. subsidiaries and capital lease obligations were outstanding.
Government programs—Aptiv pursues manufacturing development and financial assistance incentive programs that may be awarded by government entities. Aptiv’s technology development programs are competitively awarded from agencies of the U.S. Federal Government, primarily from the U.S. Department of Energy (“DOE”). We received less than $1 million from Federal agencies in the nine months ended September 30, 2018 for work performed. These programs supplement our internal research and development funds and directly support our product focus of Safe, Green and Connected. We continue to pursue technology development programs by bidding on competitively procured programs from the DOE, as well as the U.S. Department of Transportation (“DOT”). Some of these programs were bid with us being the lead or “Prime Contractor,” and some were bid with us as a “Subrecipient” to the Prime Contractor.
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
We utilize a combination of strategies, including dividends, cash pooling arrangements, intercompany loan structures and other distributions and advances, to provide the funds necessary to meet our global liquidity needs. We utilize a global cash pooling arrangement to consolidate and manage our global cash balances, which enables us to efficiently move cash into and out of a number of the countries in which we operate.
Operating activities—Net cash provided by operating activities from continuing operations totaled $890 million and $685 million for the nine months ended September 30, 2018 and 2017, respectively. Cash flow from operating activities from continuing operations for the nine months ended September 30, 2018 consisted primarily of net earnings from continuing operations of $850 million, increased by $503 million for non-cash charges for depreciation, amortization and pension costs, partially offset by $419 million related to changes in operating assets and liabilities, net of restructuring and pension contributions. Cash flow from operating activities from continuing operations for the nine months ended September 30, 2017 consisted primarily of net earnings from continuing operations of $841 million, increased by $423 million for non-cash charges for depreciation, amortization and pension costs, partially offset by $612 million related to changes in operating assets and liabilities, including $310 million paid to settle the Unsecured Creditors litigation, net of restructuring and pension contributions.
Investing activities—Net cash used in investing activities from continuing operations totaled $1,169 million for the nine months ended September 30, 2018, as compared to $576 million for the nine months ended September 30, 2017. The increase in usage is primarily attributable to $512 million paid for business acquisitions during the nine months ended September 30, 2018, as compared to $90 million paid for business acquisitions and technology investments during the nine months ended September 30, 2017. Additionally, capital expenditures increased $181 million during the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017.
Financing activities—Net cash used in financing activities totaled $482 million for the nine months ended September 30, 2018, as compared to net cash provided by financing activities of $105 million for the nine months ended September 30, 2017. Cash flows used in financing activities for the nine months ended September 30, 2018 primarily included $214 million paid to repurchase ordinary shares, $175 million of dividend payments and $13 million of contingent consideration and deferred acquisition purchase price payments. Cash flows provided by financing activities for the nine months ended September 30, 2017 primarily included the proceeds received from the offering of the Spin-Off Senior Notes, partially offset by $383 million paid to repurchase ordinary shares, $233 million of dividend payments and $24 million of contingent consideration and deferred acquisition purchase price payments.

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

Critical Accounting Estimates
There have been no significant changes in our critical accounting estimates during the three and nine months ended September 30, 2018.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes to the information concerning our exposures to market risk as stated in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. As described in the Form 10-K, we have currency exposures related to buying, selling and financing in currencies other than the local functional currencies in which we operate (“transactional exposure”). We also have currency exposures related to the translation of the financial statements of our non-U.S. subsidiaries that use the local currency as their functional currency into U.S. dollars, the Company’s reporting currency (“translational exposure”). As described in Note 14. Derivatives and Hedging Activities to the unaudited consolidated financial statements included in Part I, Item 1 of this report, to manage this risk the Company designates certain qualifying instruments as net investment hedges of certain non-U.S. subsidiaries. The effective portion of the gains or losses on instruments designated as net investment hedges are recognized within the cumulative translation adjustment component of OCI to offset changes in the value of the net investment in these foreign currency-denominated operations.

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
As of September 30, 2018, the Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated, for disclosure purposes, the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective to provide reasonable assurance that the desired control objectives were achieved as of September 30, 2018.
Changes in Internal Control over Financial Reporting
There were no material changes in the Company’s internal controls over financial reporting during the nine months ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
A summary of our ordinary shares repurchased during the three months ended September 30, 2018, is shown below:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (in millions) (3)
July 1, 2018 to July 31, 2018	63,694	$91.25	63,694	$830
August 1, 2018 to August 31, 2018	—	—	—	830
September 1, 2018 to September 30, 2018	729,730	85.63	729,730	767
Total	793,424	86.08	793,424

(1)	The total number of shares purchased under the plans authorized by the Board of Directors are described below.

(2)	Excluding commissions.

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
Dated: October 31, 2018