Form 10-K
period 2018-12-31
Aptiv PLC
filed 2019-02-04
CIK 1521332

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
353-1-259-7013
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Ordinary Shares. $0.01 par value per share	New York Stock Exchange
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
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒.
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
The aggregate market value of the ordinary shares held by non-affiliates of the registrant as of June 30, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, was $24,136,537,262 (based on the closing sale price of the registrant’s ordinary shares on that date as reported on the New York Stock Exchange).
The number of the registrant’s ordinary shares outstanding, $0.01 par value per share as of January 25, 2019, was 260,034,563.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement related to the 2019 Annual Shareholders Meeting to be filed subsequently are incorporated by reference into Part III of this Form 10-K.

APTIV PLC

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
This Annual Report on Form 10-K, including the exhibits being filed as part of this report, as well as other statements made by Aptiv PLC (“Aptiv,” the “Company,” “we,” “us” and “our”), contain forward-looking statements that reflect, when made, the Company’s current views with respect to current events and financial performance. Such forward-looking statements are subject to many risks, uncertainties and factors relating to the Company’s operations and business environment, which may cause the actual results of the Company to be materially different from any future results, express or implied, by such forward-looking statements. All statements that address future operating, financial or business performance or the Company’s strategies or expectations are forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “will,” “should,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “projects,” “potential,” “outlook” or “continue,” and other comparable terminology. Factors that could cause actual results to differ materially from these forward-looking statements include, but are not limited to, the following: global and regional economic conditions, including conditions affecting the credit market and resulting from the United Kingdom referendum in which voters approved an exit from the European Union, commonly referred to as “Brexit,” scheduled to become effective on March 29, 2019; fluctuations in interest rates and foreign currency exchange rates; the cyclical nature of global automotive sales and production; the potential disruptions in the supply of and changes in the competitive environment for raw material integral to the Company’s products; the Company’s ability to maintain contracts that are critical to its operations; potential changes to beneficial free trade laws and regulations such as the North American Free Trade Agreement and its anticipated successor agreement, the United States-Mexico-Canada Agreement which is still subject to approval; the ability of the Company to integrate and realize the benefits of recent acquisitions; the ability of the Company to attract, motivate and/or retain key executives; the ability of the Company to avoid or continue to operate during a strike, or partial work stoppage or slow down by any of its unionized employees or those of its principal customers; and the ability of the Company to attract and retain customers. Additional factors are discussed under the captions “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s filings with the Securities and Exchange Commission. New risks and uncertainties arise from time to time, and it is impossible for us to predict these events or how they may affect the Company. It should be remembered that the price of the ordinary shares and any income from them can go down as well as up. Aptiv disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events and/or otherwise, except as may be required by law.

PART I
ITEM 1. BUSINESS
“Aptiv,” the “Company,” “we,” “us” and “our” refer to Aptiv PLC, a public limited company formed under the laws of Jersey on May 19, 2011 as Delphi Automotive PLC, which, through its subsidiaries, acquired certain assets of the former Delphi Corporation (now known as DPH Holdings Corp. (“DPHH”)) and completed an initial public offering on November 22, 2011. On December 4, 2017 (the “Distribution Date”), the Company completed the separation (the “Separation”) of its former Powertrain Systems segment by distributing to Aptiv shareholders on a pro rata basis all of the issued and outstanding ordinary shares of Delphi Technologies PLC (“Delphi Technologies”), a public limited company formed to hold the spun-off business. To effect the Separation, the Company distributed to its shareholders one ordinary share of Delphi Technologies for every three Aptiv ordinary shares outstanding as of November 22, 2017, the record date for the distribution. Following the Separation, the remaining company changed its name to Aptiv PLC and New York Stock Exchange (“NYSE”) symbol to “APTV.”
The completion of the Separation positioned Aptiv as a leading global technology and mobility company primarily serving the automotive sector. We design and manufacture vehicle components and provide electrical, electronic and active safety technology solutions to the global automotive and commercial vehicle markets, creating the software and hardware foundation for vehicle features and functionality. We enable and deliver end-to-end smart mobility solutions, active safety and autonomous driving technologies and provide enhanced user experience and connected services. Our Advanced Safety and User Experience segment is focused on providing the necessary software and advanced computing platforms, and our Signal and Power Solutions segment is focused on providing the requisite networking architecture required to support the integrated systems in today’s complex vehicles. Together, our businesses develop the ‘brain’ and the ‘nervous system’ of increasingly complex vehicles, providing integration of the vehicle into its operating environment.
We are one of the largest vehicle component manufacturers, and our customers include all 25 of the largest automotive original equipment manufacturers (“OEMs”) in the world. We operate 126 major manufacturing facilities and 15 major technical centers utilizing a regional service model that enables us to efficiently and effectively serve our global customers from best cost countries. We have a presence in 44 countries and have approximately 18,600 scientists, engineers and technicians focused on developing market relevant product solutions for our customers.
We are focused on growing and improving the profitability of our businesses, and have implemented a strategy designed to position the Company to deliver industry-leading long-term shareholder returns. This strategy includes disciplined investing in our business to grow and enhance our product offerings, strategically focusing our portfolio in high-technology, high-growth spaces in order to meet consumer preferences and leveraging an industry-leading cost structure to expand our operating margins. In line with the long-term growth in emerging markets, we have been increasing our focus on these markets, particularly in China, where we have a major manufacturing base and strong customer relationships.
Website Access to Company’s Reports
Aptiv’s website address is aptiv.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) are available free of charge through our website as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”). Our reports filed prior to December 4, 2017 were under the name of Delphi Automotive PLC.
Our Company
We believe the automotive industry is being shaped by rapidly increasing consumer demand for new mobility solutions, advanced technologies and vehicle connectivity, as well as increasing government regulation related to vehicle safety, fuel efficiency and emissions control. These industry mega-trends, which we refer to as “Safe,” “Green” and “Connected,” are driving higher growth in products that address these trends than growth in the automotive industry overall. We have organized our business into two diversified segments, which enable us to develop technology solutions and manufacture highly-engineered products that enable our customers to respond to these mega-trends:

•
Signal and Power Solutions—This segment provides complete design, manufacture and assembly of the vehicle’s electrical architecture, including engineered component products, connectors, wiring assemblies and harnesses, cable management, electrical centers and hybrid high voltage and safety distribution systems. Our products provide the critical signal distribution and computing power backbone that supports increased vehicle content and electrification, reduced emissions and higher fuel economy.

•
Advanced Safety and User Experience—This segment provides critical components, systems and advanced software development for passenger safety, security, comfort and vehicle operation, including body controls, infotainment and connectivity systems, active and passive safety electronics, autonomous driving software and technologies and systems integration. Our products increase vehicle connectivity, reduce driver distraction and enhance vehicle safety.
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
The Thermal Systems business provided powertrain cooling and heating, ventilating and air conditioning (“HVAC”) systems, such as compressors, systems and controls, and heat exchangers for vehicle markets. As part of our strategy to focus on a high-growth product portfolio, we completed the sale of the wholly owned Thermal Systems business to MAHLE GmbH on June 30, 2015.
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
Refer to Results of Operations by Segment in Item 7. Management’s Discussion and Analysis and Note 23. Segment Reporting to the audited consolidated financial statements, included in Item 8. Financial Statements and Supplementary Data, of this Annual Report for financial information about our business segments.
Our business is diversified across end-markets, regions, customers, vehicle platforms and products. Our customer base includes all 25 of the largest automotive OEMs in the world, and in 2018, 27% of our net sales came from the Asia Pacific region, which we have identified as a key market likely to experience substantial long-term growth. Our ten largest platforms in 2018 were with eight different OEMs. In addition, in 2018 our products were found in 19 of the 20 top-selling vehicle models in the United States (“U.S.”), in 18 of the 20 top-selling vehicle models in Europe and in 14 of the 20 top-selling vehicle models in China. We have also entered into collaborative arrangements with mobility providers and with smart cities such as Boston and Singapore as we develop solutions for the evolving nature of the mobility industry.
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
Our Industry
The automotive technology and components industry provides components, systems, subsystems and modules to OEMs for the manufacture of new vehicles, as well as to the aftermarket for use as replacement parts for current production and older vehicles. Overall, we expect long-term growth of global vehicle sales and production in the OEM market. In 2018, the industry experienced decreased global customer sales and production schedules. While North American vehicle production in 2018 remained flat as compared to the reduced volumes experienced in the region in 2017, increased market volatility and economic uncertainty has resulted in decreases in vehicle production of 1% in Europe and 4% in China as compared to 2017. Vehicle production in South America, our smallest region, increased 4% in 2018, which follows an increase of 21% in the region in 2017. Demand for automotive components in the OEM market is generally a function of the number of new vehicles produced in response to consumer demand, which is primarily driven by macro-economic factors such as credit availability, interest rates, fuel prices, consumer confidence, employment and other trends. Although OEM demand is tied to actual vehicle production, participants in the automotive technology and components industry also have the opportunity to grow through increasing product content per vehicle by further penetrating business with existing customers and in existing markets, gaining new customers and increasing their presence in global markets. We believe that evolving entrants into the global transportation industry such as mobility providers and smart cities will provide additional markets for our advanced technologies. We believe that as a company with a global presence and advanced technology, engineering, manufacturing and customer support capabilities, we are well-positioned to benefit from these opportunities.
We believe that continuously increasing societal demands have created the three “mega-trends” that serve as the basis for the next wave of market-driven automotive technology advancement. We aim to continue developing leading edge technology focused on addressing these mega-trends, and apply that technology toward products with sustainable margins that enable our customers, both OEMs and others, to produce distinctive market-leading products. We have identified a core portfolio of products that draw on our technical strengths and align with these mega-trends where we believe we can provide differentiation to our customers.
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
Green. The second mega-trend, “Green,” represents technologies designed to help reduce emissions, increase fuel economy and minimize the environmental impact of vehicles. Green is a key mega-trend today because of the convergence of several issues: climate change, volatility in oil prices, an increasing number of vehicles in use worldwide and recent and pending regulation in the U.S. and overseas regarding fuel economy and greenhouse gas emissions. OEMs continue to focus on improving fuel efficiency and reducing emissions in order to meet increasingly stringent regulatory requirements in various markets. On a worldwide basis, the relevant authorities in the European Union, the U.S., China, India, Japan, Brazil, South Korea and Argentina have already instituted regulations requiring further reductions in emissions and/or increased fuel economy through 2018. In many cases, other authorities have initiated legislation or regulation that would further tighten the standards through 2020 and beyond. Based on the current regulatory environment, we believe that OEMs, including those in the U.S. and China, will be subject to requirements for even greater reductions in carbon dioxide (“CO2”) emissions over the next ten years. These standards will require meaningful innovation as OEMs and suppliers are forced to find ways to improve engine management, electrical power consumption, vehicle weight and integration of alternative technologies (e.g., electric/hybrid propulsion). As a result, suppliers are developing innovations that result in significant improvements in fuel economy, emissions and performance from gasoline and diesel internal combustion engines, and permit engine downsizing without loss of performance. At the same time, suppliers are also developing and marketing new and alternative technologies that support hybrid vehicles, electric vehicles and fuel cell products to improve fuel economy and emissions. We are developing key enabling technologies in the areas of vehicle charging and vehicle power distribution and control that are essential to the introduction of our customers’ electrified vehicle platforms. We are also enabling the trend towards vehicle electrification with high voltage electrification solutions that reduce CO2 emissions and increase fuel economy, making the world greener.
Connected. The third mega-trend, “Connected,” represents technologies designed to seamlessly integrate today’s highly complex vehicles into the electronic operating environment, and provide drivers with connectivity to the global information network. The technology content of vehicles continues to increase as consumers demand greater safety, personalization, infotainment, productivity and convenience while driving, which in turn leads to increasing demand for electrical architecture as a foundation for this content. Also with increased smart device usage in vehicles, driver distractions can be dramatically increased, which in turn results in greater risk of accidents. We are pioneering vehicle-to-vehicle (V2V) and vehicle-to-infrastructure (V2I) communication technologies which enable vehicles to detect and signal danger, reducing vehicle collisions and improving driver safety, while also maintaining connectivity to an increasing number of devices inside and outside of vehicles. We also utilize advanced connectivity solutions such as over-the-air (OTA) technology that enable vehicles to receive software updates remotely and collect market-relevant data from connected vehicles.
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
Convergence of Safe, Green and Connected Solutions in New Mobility and Autonomous Driving
The combination of advanced technologies being developed within these mega-trends is also contributing to increasing industry development of autonomous driving technologies, leading to a fully automated driving experience. We expect automated driving technologies will provide strong societal benefit as well as the opportunity for long-term growth for our product offerings in this space, including new potential customers such as mobility providers and smart cities that require solutions to increasing urban mobility challenges. Societal benefits of increased vehicle automation include enhanced safety

(resulting from collision avoidance and improved vehicle control), environmental improvements (a reduction in CO2 emissions resulting from optimized driving behavior), labor cost savings and improved productivity (as a result of alternate uses for drive time). Growth opportunities in this space result from increased content, additional computing power and software requirements, enhanced connectivity systems and increased electrification and interconnects. We believe the complexity of these systems will also require ongoing software support services, as these vehicle systems will be continuously upgraded with new features and performance enhancements.
We are continuing to invest in the automated driving space, and have continued to develop market-leading automated driving platform solutions such as automated driving software, key active safety sensing technologies and our Multi-Domain Controller, which fuses information from sensing systems as well as mapping and navigation data to make driving decisions. We believe we are well-aligned with industry technology trends that will result in sustainable future growth in this space, and have partnered with other leaders in the field to advance the pace of development and commercialization of these technologies. We have entered into a collaborative arrangement with Mobileye N.V. to develop the Centralized Sensing Localization and Planning (“CSLP”) system, a complete turn-key fully autonomous driving platform for our OEM customers and mobility partners, with the goal of being application ready in 2019 and production ready in the 2021 to 2022 time frame. We also entered into a collaborative arrangement with Intel Corporation and the BMW Group to develop and deploy automated driving technology. Additionally, in 2017 we acquired nuTonomy, Inc. in order to further accelerate our commercialization of automated driving solutions. The acquisition of nuTonomy is the latest in a series of investments we have made to expand our position in the new mobility space, including the previous acquisitions of automated driving software developer Ottomatika and data service companies Control-Tec and Movimento.
We believe the increasing societal demand for mobility on demand (“MoD”) services will accelerate the development of autonomous driving technologies, strongly benefiting the MoD space. In 2018, we announced a partnership with Lyft, Inc. (“Lyft”) by launching a fleet of autonomous vehicles in Las Vegas which operate on Aptiv’s fully-integrated autonomous driving platform and are available to the public on the Lyft network. This partnership leverages our connected services capabilities and Lyft’s ride-hailing experience to provide valuable insights on self-driving fleet operations and management. In addition, we have entered into agreements with the Singapore Land Transport Authority and with the city of Boston to develop fully-autonomous vehicles and associated infrastructure as part of automated MoD pilots. As a result of our substantial investments and strategic partnerships, we believe we are well-aligned with industry technology trends that will result in sustainable future growth in these evolving areas.
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

•
Distribution systems, including hybrid high voltage systems, are integrated into one optimized vehicle electrical system that can utilize smaller cable and gauge sizes and ultra-thin wall insulation (which product line makes up approximately 44%, 47% and 50% of our total revenue for the years ended December 31, 2018, 2017 and 2016, respectively).

Advanced Safety and User Experience. This segment provides critical components, systems and advanced software development for passenger safety, security, comfort and vehicle operation, including body controls, infotainment and connectivity systems, active and passive safety electronics and autonomous driving technologies. Our products increase vehicle connectivity, reduce driver distraction and enhance vehicle safety.

•	Electronic controls products primarily consist of body computers and security systems.

•	The infotainment and driver interface portfolio primarily consists of receivers, digital receivers, satellite audio receivers and navigation systems.

•
Active and passive safety electronics and advanced driver assistance systems primarily include occupant detection systems, collision warning systems and collision sensing, as well as vision, radar, Light Detection and Ranging (“LIDAR”) and other sensing technologies and multi-domain controllers that enable active safety features such as adaptive cruise control, lane departure warning and auto braking.

Competition
Although the overall number of our top competitors has decreased due to ongoing industry consolidation, the automotive technology and components industry remains extremely competitive. Furthermore, the rapidly evolving nature of the markets in which we compete has attracted, and may continue to attract, new entrants, particularly in best cost countries such as China and in areas of evolving vehicle technologies such as automated driving and mobility solutions, which has attracted competitors from outside the traditional automotive industry. OEMs rigorously evaluate suppliers on the basis of product quality, price, reliability and timeliness of delivery, product design capability, technical expertise and development capability, new product innovation, financial viability, application of lean principles, operational flexibility, customer service and overall management. In addition, our customers generally require that we demonstrate improved efficiencies, through cost reductions and/or price improvement, on a year-over-year basis.
Our competitors in each of our operating segments are as follows:

Segment	Competitors
Signal and Power Solutions	• Draexlmaier Automotive
• Lear Corporation
• Leoni AG
• Molex Inc. (a subsidiary of Koch Industries, Inc.)
• Sumitomo Corporation
• TE Connectivity, Ltd.
• Yazaki Corporation
Advanced Safety and User Experience	• Alpine Electronics
• Bosch Group
• Continental AG
• Denso Corporation
• Hyundai Mobis
• Magna International
• Panasonic Corporation
• Harman International (a subsidiary of Samsung Electronics)
• Valeo
• Veoneer, Inc.
• Visteon Corporation
• ZF Friedrichshafen AG

Customers
We sell our products and services to the major global OEMs in every region of the world. The following table provides the percentage of net sales to our largest customers for the year ended December 31, 2018:

Customer	Percentage of Net Sales
GM	11%
Volkswagen Group (“VW”)	9%
Fiat Chrysler Automobiles N.V. (“FCA”)	9%
Ford Motor Company (“Ford”)	7%
SAIC General Motors Corporation Limited	5%
PSA Peugeot Citroën (“PSA”)	5%
Geely Automobile Holdings Limited	4%
Daimler AG (“Daimler”)	4%
Toyota Motor Corporation	3%
Renault-Nissan	2%
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
Materials
We procure our raw materials from a variety of suppliers around the world. Generally, we seek to obtain materials in the region in which our products are manufactured in order to minimize transportation and other costs. The most significant raw materials we use to manufacture our products include copper and resins. As of December 31, 2018, we have not experienced any significant shortages of raw materials and normally do not carry inventories of such raw materials in excess of those reasonably required to meet our production and shipping schedules.
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
Employees
As of December 31, 2018, we employed approximately 143,000 people; 25,000 salaried employees and 118,000 hourly employees. In addition, we maintain an alternative workforce of 19,000 contract and temporary workers. Certain of our employees are represented worldwide by numerous unions and works councils, including the International Union of Electronic, Electrical, Salaried, Machine and Furniture Workers - Communications Workers of America (“IUE-CWA”) and the Confederacion De Trabajadores Mexicanos. In the U.S., certain of our employees are represented by only the IUE-CWA, with which we have competitive wage and benefit packages.
Environmental Compliance
We are subject to the requirements of U.S. federal, state and local, and non-U.S., environmental and safety and health laws and regulations. These include laws regulating air emissions, water discharge, hazardous materials and waste management. We have an environmental management structure designed to facilitate and support our compliance with these requirements globally. Although it is our intent to comply with all such requirements and regulations, we cannot provide assurance that we are at all times in compliance. Environmental requirements are complex, change frequently and have tended to become more stringent over time. Accordingly, we cannot ensure that environmental requirements will not change or become more stringent over time or that our eventual environmental costs and liabilities will not be material.
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
At December 31, 2018, 2017 and 2016, the undiscounted reserve for environmental investigation and remediation was approximately $4 million, $4 million and $5 million, respectively. We cannot ensure that our eventual environmental remediation costs and liabilities will not exceed the amount of our current reserves. In the event that such liabilities were to significantly exceed the amounts recorded, our results of operations could be materially affected.

SUPPLEMENTARY ITEM. EXECUTIVE OFFICERS OF THE REGISTRANT
The name, age (as of February 1, 2019), current positions and description of business experience of each of our executive officers are listed below. Our executive officers are elected annually by the Board of Directors and hold office until their successors are elected and qualified or until the officer’s resignation or removal. Positions noted below reflect current service to Aptiv PLC and prior service to Delphi Automotive PLC and Delphi Automotive LLP. Other than Mr. Massaro, Mr. De Vos, Mr. Paja and Ms. Trickett, each officer listed below as a senior vice president was a vice president until February 2012.
Kevin P. Clark, 56, is president and chief executive officer (CEO) of Aptiv and is a member of the company’s board of directors. Mr. Clark was named president and CEO and became a member of the board in March 2015. Previously, Mr. Clark was chief operating officer (COO) from October 2014 to March 2015. Prior to the COO position, Mr. Clark was chief financial officer and executive vice president from February 2013. He was appointed vice president and chief financial officer in July 2010. Previously, Mr. Clark was a founding partner of Liberty Lane Partners, LLC, a private-equity investment firm focused on building and improving middle-market companies. Prior to Liberty Lane Partners, Mr. Clark served as the chief financial officer of Fisher-Scientific International Inc., a manufacturer, distributor and service provider to the global healthcare market. Mr. Clark served as Fisher-Scientific’s chief financial officer from the company’s initial public offering in 2001 through the completion of its merger with Thermo Electron Corporation in 2006. Prior to becoming chief financial officer, Mr. Clark served as Fisher-Scientific’s corporate controller and treasurer.
Joseph R. Massaro, 49, is senior vice president and chief financial officer of Aptiv, a position he has held since March 2016. Mr. Massaro joined the Company in October 2013 as vice president, Internal Audit, and in September 2014 was appointed to the position of vice president, Corporate Controller. Previously, Mr. Massaro was a managing director at Liberty Lane Partners from 2008 to 2010. He also served as chief financial officer of inVentiv Health Inc. from 2010 to 2013, a Liberty Lane portfolio company. Prior to Liberty Lane, he served in a variety of finance and operational roles at Thermo Fisher Scientific from 2002 to 2007, including senior vice president of Global Business Services where his responsibilities included the global sourcing and information technology functions. Prior to the merger with Thermo Electron, he also served as vice president and corporate controller of Fisher Scientific and held several other senior finance positions.
Majdi Abulaban, 55, is senior vice president of Aptiv and president of Aptiv Signal and Power Solutions, effective February 2012 and president of Aptiv’s Engineered Components Group, effective February 2017. He also continues to serve as president of Aptiv Asia Pacific. Mr. Abulaban was most recently president of the Connection Systems product business unit for Signal and Power Solutions. Mr. Abulaban was appointed managing director for the former Packard Electric Systems’ Asia Pacific operations and became chairman of the board for Delphi Packard Electric Systems Co., Ltd, (China) in July 2002. He previously held a variety of assignments, including business line executive for cockpits at the former Safety & Interior division and director of Asia Pacific Operations for Thermal Systems.
Allan J. Brazier, 52, is vice president and chief accounting officer of Aptiv, a position he has held since February 2011. Mr. Brazier joined the Company in June 2005 as senior manager of technical accounting and reporting, and most recently served as assistant controller of technical accounting and reporting. Prior to joining Aptiv, Mr. Brazier was employed for seventeen years in financial roles of increasing responsibility at various companies. Mr. Brazier is a Certified Public Accountant and began his career with the international public accounting firm of KPMG.
Glen De Vos, 58, is senior vice president and chief technology officer of Aptiv, effective March 2017, and has responsibility for Aptiv’s innovation and global technologies. In November 2017, he was also named president of Aptiv’s Mobility and Services Group. Mr. De Vos was most recently vice president of Software and Services for Aptiv’s Advanced Safety and User Experience segment, located at the Company’s Silicon Valley Lab in Mountain View, California from 2016 to 2017. He began his Aptiv career with Advanced Safety and User Experience in 1992, and following several progressive engineering and managerial roles in infotainment and user experience, was named vice president, Global Engineering for Advanced Safety and User Experience in 2012.
David Paja, 49, is senior vice president of Aptiv and president of Advanced Safety and User Experience, effective February 2017. He was most recently president of Honeywell Security & Fire, a global leader in electronic detection and prevention technologies for residential, commercial, and industrial applications from 2015 to 2017. From 2012 to 2014, he served Honeywell’s Transportation Systems segment as vice president and general manager for China and India. Mr. Paja was instrumental in enhancing Honeywell’s Internet of Things capabilities with advanced software and connectivity technologies, serving millions of connected homes and buildings worldwide. He began his Honeywell career in 2003 and held several leadership positions of increasing responsibility. Before joining Honeywell, Mr. Paja held several positions at Valeo Automotive.
David M. Sherbin, 59, is senior vice president, general counsel, chief compliance officer and secretary of Aptiv. He was named to his current position in October 2009 and previously was vice president, general counsel from October 2005 to October 2009. He was appointed chief compliance officer in January 2006. Prior to joining Aptiv, Mr. Sherbin was vice president, general counsel and secretary for PulteGroup, Inc., a national homebuilder, from January 2005 through September

2005. Mr. Sherbin joined Federal-Mogul Corporation in 1997 and was named senior vice president, general counsel, secretary and chief compliance officer in 2003.
Mariya Trickett, 36, is senior vice president and chief human resources officer of Aptiv, effective September 2018. She joined Aptiv from Dana Incorporated, where she was most recently senior vice president of human resources from 2016 to 2018. In addition, she was a managing director of Dana Europe AG from 2013 to 2018. Prior to assuming the senior vice president of human resources position, she served as senior director of human resources for Dana’s global Off-Highway Driveline Technologies business, while also supporting the Aftermarket Group and all of Dana’s European operations from 2015 to 2016. From 2013 to 2015, Ms. Trickett worked as director of H.R. for Off-Highway Driveline Technologies, and senior H.R. manager for Europe from 2011 to 2013. She began her Dana career in 2007, and held roles supporting Dana’s sales and purchasing organizations, and worked in global compensation and international mobility.

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
Our sensitivity to economic cycles and any related fluctuation in the businesses of our customers or potential customers may have a material adverse effect on our financial condition, results of operations or cash flows. Due to overall global economic conditions in 2018, the automotive industry experienced decreased global customer sales and production schedules. Compared to 2017, vehicle production in 2018 remained flat in North America and decreased by 1% in Europe and 4% in China. Vehicle production in South America, our smallest region, increased 4% as compared to 2017. As a result, we have experienced and may continue to experience reductions in orders from OEM customers in certain regions. Uncertainty relating to global or regional economic conditions may have an adverse impact on our business. A prolonged downturn in the global or regional automotive industry, or a significant change in product mix due to consumer demand, could require us to shut down plants or result in impairment charges, restructuring actions or changes in our valuation allowances against deferred tax assets, which could be material to our financial condition and results of operations. If global economic conditions deteriorate or economic uncertainty increases, our customers and potential customers may experience deterioration of their businesses, which may result in the delay or cancellation of plans to purchase our products. If vehicle production were to remain at low levels for an extended period of time or if cash losses for customer defaults rise, our cash flow could be adversely impacted, which could result in our needing to seek additional financing to continue our operations. There can be no assurance that we would be able to secure such financing on terms acceptable to us, or at all.
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
We are dependent on the continued growth, viability and financial stability of our customers. Our customers generally are OEMs in the automotive industry. This industry is subject to rapid technological change, vigorous competition, short product life cycles and cyclical and reduced consumer demand patterns. When our customers are adversely affected by these factors, we may be similarly affected to the extent that our customers reduce the volume of orders for our products. As a result of changes impacting our customers, sales mix can shift which may have either favorable or unfavorable impact on revenue and would include shifts in regional growth, shifts in OEM sales demand, as well as shifts in consumer demand related to vehicle segment purchases and content penetration. For instance, a shift in sales demand favoring a particular OEMs’ vehicle model for which we do not have a supply contract may negatively impact our revenue. A shift in regional sales demand toward certain markets could favorably impact the sales of those of our customers that have a large market share in those regions, which in turn would be expected to have a favorable impact on our revenue.
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
If we do not respond appropriately, the evolution of the automotive industry towards autonomous vehicles and MoD services could adversely affect our business.
The automotive industry is increasingly focused on the development of advanced driver assistance technologies, with the goal of developing and introducing a commercially-viable, fully automated driving experience. The high development cost of active safety and autonomous driving technologies may result in a higher risk of exposure to the success of new or disruptive technologies different than those being developed by us. There has also been an increase in consumer preferences for MoD services, such as car- and ride-sharing, as opposed to automobile ownership, which may result in a long-term reduction in the number of vehicles per capita. These evolving areas have also attracted increased competition from entrants outside the traditional automotive industry. If we do not continue to innovate to develop or acquire new and compelling products that capitalize upon new technologies in response to OEM and consumer preferences, this could have an adverse impact on our results of operations.
We have invested substantial resources in markets and technologies where we expect growth and we may be unable to timely alter our strategies should such expectations not be realized.
Our future growth is dependent on our making the right investments at the right time to support product development and manufacturing capacity in geographic areas where we can support our customer base and in product areas of evolving vehicle technologies. We have identified the Asia Pacific region, and more specifically China, as a key geographic market, and have identified advanced driver assistance systems, autonomous driving technologies and mobility solutions as a key product market. We believe these markets are likely to experience substantial long-term growth, and accordingly have made and expect to continue to make substantial investments, both directly and through participation in various partnerships and joint ventures, in numerous manufacturing operations, technical centers, research and development activities and other infrastructure to support anticipated growth in these areas. If we are unable to deepen existing and develop additional customer relationships in the Asia Pacific region, or if we are unable to develop and introduce market-relevant advanced driver assistance or autonomous driving technologies, we may not only fail to realize expected rates of return on our existing investments, but we may incur losses on such investments and be unable to timely redeploy the invested capital to take advantage of other markets or product categories, potentially resulting in lost market share to our competitors. Our results will also suffer if these areas do not grow as quickly as we anticipate.
We may not be able to respond quickly enough to changes in regulations, technology and technological risks, and to develop our intellectual property into commercially viable products.
Changes in legislative, regulatory or industry requirements or in competitive technologies may render certain of our products obsolete or less attractive. Our ability to anticipate changes in technology and regulatory standards and to successfully develop and introduce new and enhanced products on a timely basis are significant factors in our ability to remain competitive and to maintain or increase our revenues. For example, the evolving sector of automated driver assistance and autonomous driving technologies has led to evolving guidance issued by the U.S. Department of Transportation (“DOT”) regarding best practices for the testing and deployment of automated driving systems, and outlining federal and state roles in the regulation of these systems, including providing state legislatures with best practices on how to safely foster the development and introduction of automated driving technologies onto public roads. There remains potential for the continued introduction of new and expanded regulations in this space, including potential requirements for autonomous vehicle systems to receive approval from the DOT or other regulatory agencies prior to commercial introduction. It is also possible that regulations in this space may diverge among jurisdictions, leading to increased compliance costs.
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
To compete effectively in the automotive technology and components industry, we must be able to launch new products to meet changing consumer preferences and our customers’ demand in a timely and cost-effective manner. Our ability to respond to competitive pressures and react quickly to other major changes in the marketplace, including the potential introduction of disruptive technologies such as autonomous driving solutions or consumer desire for and availability of vehicles with advanced driver assistance technologies or which use alternative fuels is also a risk to our future financial performance.
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
Our five largest customers accounted for approximately 41% of our total net sales in the year ended December 31, 2018. Accordingly, our revenues may be disproportionately affected by decreases in any of their businesses or market share. Because our customers typically have no obligation to purchase a specific quantity of parts, a decline in the production levels of any of our major customers, particularly with respect to models for which we are a significant supplier, could disproportionately reduce our sales and thereby adversely affect our financial condition, operating results and cash flows. See Item 1. Supply Relationships with Our Customers.
Our business in China is subject to aggressive competition and is sensitive to economic and market conditions.
Maintaining a strong position in the Chinese market is a key component of our global growth strategy. The automotive technology and components market in China is highly competitive, with competition from many of the largest global manufacturers and numerous smaller domestic manufacturers. As the size of the Chinese market continues to increase over the long-term, we anticipate that additional competitors, both international and domestic, will seek to enter the Chinese market and that existing market participants will act aggressively to increase their market share. Increased competition may result in price reductions, reduced margins and our inability to gain or hold market share. Additionally, there have been periods of increased market volatility and moderations in the level of economic growth in China, which resulted in periods of lower automotive production growth rates in China than those previously experienced. For example, in 2017, automotive production in China increased 3% as compared to 2016, benefiting in part from a partial increase in the consumer vehicle tax reduction program. However, primarily due to moderations in the level of economic growth and foreign trade uncertainties, vehicle production volumes in China decreased by 4% in 2018. Our business in China is sensitive to economic and market conditions that drive automotive sales volumes in China and may be impacted if there are reductions in vehicle demand in China. If we are unable to maintain our position in the Chinese market or if vehicle sales in China continue to decrease, our business and financial results could be materially adversely affected.
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
Cost-cutting initiatives adopted by our customers result in increased downward pressure on pricing. Our customer supply agreements generally require step-downs in component pricing over the period of production, typically one to two percent per year. In addition, our customers often reserve the right to terminate their supply contracts for convenience, which enhances their ability to obtain price reductions. OEMs have also possessed significant leverage over their suppliers, including us, because the automotive component supply industry is highly competitive, serves a limited number of customers, has a high fixed cost base and historically has had excess capacity. Based on these factors, and the fact that our customers’ product programs typically last a number of years and are anticipated to encompass large volumes, our customers are able to negotiate favorable pricing. Accordingly, as a Tier I supplier, we are subject to substantial continuing pressure from OEMs to reduce the price of our products. For example, our customer supply agreements generally provide for annual reductions in pricing of our products over the period of production. It is possible that pricing pressures beyond our expectations could intensify as OEMs pursue restructuring and cost-cutting initiatives. If we are unable to generate sufficient production cost savings in the future to offset price reductions, our gross margin and profitability would be adversely affected. See Item 1. Supply Relationships with Our Customers for a detailed discussion of our supply agreements with our customers.
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
Any significant disruption in our supplier relationships, particularly relationships with sole-source suppliers, could harm our profitability. Furthermore, some of our suppliers may not be able to handle commodity cost volatility and/or sharply changing volumes while still performing as we expect. To the extent our suppliers experience supply disruptions, there is a risk for delivery delays, production delays, production issues or delivery of non-conforming products by our suppliers. Even where these risks do not materialize, we may incur costs as we try to make contingency plans for such risks.
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
We rely on third-party suppliers for the components used in our products, and we rely on third-party manufacturers to manufacture certain of our assemblies and finished products. Our results of operations, financial condition and cash flows could be adversely affected if our third-party suppliers lack sufficient quality control or if there are significant changes in their financial or business condition. If our third-party manufacturers fail to deliver products, parts and components of sufficient quality on time and at reasonable prices, we could have difficulties fulfilling our orders, sales and profits could decline, and our commercial reputation could be damaged.
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
Certain of our non-U.S. subsidiaries sponsor defined benefit pension plans, which generally provide benefits based on negotiated amounts for each year of service. Our primary funded non-U.S. plans are located in Mexico and the United Kingdom and were underfunded by $58 million as of December 31, 2018. The funding requirements of these benefit plans, and the related expense reflected in our financial statements, are affected by several factors that are subject to an inherent degree of uncertainty and volatility, including governmental regulation. In addition to the defined benefit pension plans, we have retirement obligations driven by requirements in many of the countries in which we operate. These legally required plans require payments at the time benefits are due. Obligations, net of plan assets, related to the defined benefit pension plans and statutorily required retirement obligations totaled $447 million at December 31, 2018, of which $17 million is included in accrued liabilities, $432 million is included in long-term liabilities and $2 million is included in long-term assets in our consolidated balance sheet. Key assumptions used to value these benefit obligations and the cost of providing such benefits, funding requirements and expense recognition include the discount rate and the expected long-term rate of return on pension assets. If the actual trends in these factors are less favorable than our assumptions, this could have an adverse effect on our results of operations and financial condition.
We may suffer future asset impairment and other restructuring charges, including write downs of long-lived assets, goodwill, or intangible assets.
We have taken, are taking, and may take future restructuring actions to realign and resize our production capacity and cost structure to meet current and projected operational and market requirements. Charges related to these actions or any further restructuring actions may have a material adverse effect on our results of operations and financial condition. We cannot ensure that any current or future restructuring will be completed as planned or achieve the desired results.
Additionally, from time to time, we have recorded asset impairment losses relating to specific plants and operations. Generally, we record asset impairment losses when we determine that our estimates of the future undiscounted cash flows from an operation will not be sufficient to recover the carrying value of that facility’s building, fixed assets and production tooling. For goodwill, we perform a qualitative assessment of whether it is more likely than not that a reporting unit’s value is less than its carrying amount. If the qualitative assessment is not met the Company then performs a quantitative assessment by first comparing the estimated fair value of each reporting unit to its carrying value, including goodwill. If the fair value of the reporting unit is less than its carrying amount, we compare its implied fair value of goodwill to its carrying amount. If the carrying amount of goodwill exceeds its implied fair value, the reporting unit would recognize an impairment loss for that excess. We cannot ensure that we will not incur such charges in the future as changes in economic or operating conditions impacting the estimates and assumptions could result in additional impairment.

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
We have currency exposures related to buying, selling and financing in currencies other than the local currencies of the countries in which we operate. Approximately 63% of our net revenue for the year ended December 31, 2018 came from sales outside the U.S., which were primarily invoiced in currencies other than the U.S. dollar, and we expect net revenue from non-U.S. markets to continue to represent a significant portion of our net revenue. Accordingly, significant changes in currency exchange rates, particularly the Euro and Chinese Yuan (Renminbi), could cause fluctuations in the reported results of our businesses’ operations that could negatively affect our results of operations. Price increases caused by currency exchange rate fluctuations may make our products less competitive or have an adverse effect on our margins. Currency exchange rate fluctuations may also disrupt the business of our suppliers by making their purchases of raw materials more expensive and more difficult to finance.
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
The majority of our manufacturing and distribution facilities are in countries outside of the U.S., including Mexico, China and other countries in Asia Pacific, Eastern and Western Europe, South America and Northern Africa. We also purchase raw materials and other supplies from many different countries around the world. For the year ended December 31, 2018, approximately 63% of our net revenue came from sales outside the U.S. International operations are subject to certain risks inherent in doing business abroad, including:

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

Additionally, our global operations may also be adversely affected by political events, domestic or international terrorist events and hostilities or complications due to natural or nuclear disasters. For instance, the recent presidential elections and government changes in Mexico have yielded requirements that call for an increase in minimum wages at the border as well as the interior of Mexico. These or any further political or governmental developments in Mexico or other countries in which we operate could result in social, economic and labor instability. These uncertainties could have a material adverse effect on the continuity of our business and our results of operations and financial condition.
Existing free trade laws and regulations, such as the North American Free Trade Agreement and its anticipated successor agreement, the United States-Mexico-Canada Agreement which is still subject to approval, provide certain beneficial duties and tariffs for qualifying imports and exports, subject to compliance with the applicable classification and other requirements. Changes in laws or policies governing the terms of foreign trade, and in particular increased trade restrictions, tariffs or taxes on imports from countries where we manufacture products, such as China and Mexico, could have a material adverse affect on our business and financial results. For instance, during 2018, the U.S. and Chinese governments have imposed a series of significant incremental retaliatory tariffs to certain imported products. Most notably with respect to the automotive industry, the U.S. imposed tariffs on imports of certain steel, aluminum and automotive components, and China imposed retaliatory tariffs on imports of U.S. vehicles and certain automotive components. Given the uncertainty regarding the scope and duration of the imposed tariffs, as well as the potential for additional tariffs or trade barriers by the U.S., China or other countries, we can provide no assurance that any strategies we implement to mitigate the impact of such tariffs or other trade actions will be successful.
Increasing our manufacturing footprint in Asian markets, including China, and our business relationships with Asian automotive manufacturers are important elements of our long-term strategy. In addition, our strategy includes increasing revenue and expanding our manufacturing footprint in lower-cost regions. As a result, our exposure to the risks described above may be greater in the future. The likelihood of such occurrences and their potential impact on us vary from country to country and are unpredictable.
The results of the Referendum of the United Kingdom’s Membership of the European Union may adversely affect our business and profitability.
There have also been periods of increased market volatility and currency exchange rate fluctuations, both globally and most specifically within the United Kingdom (“U.K.”) and Europe, as a result of the U.K. referendum in which voters approved an exit from the European Union (“E.U.”), commonly referred to as “Brexit,” scheduled to become effective on March 29, 2019. As a result of the referendum, the British government formally initiated the process for withdrawal in March 2017. The terms of any withdrawal are subject to a negotiation period that could last at least two years from the initiation date. Nevertheless, the proposed withdrawal has created significant uncertainty about the future relationship between the U.K. and the E.U. These developments, or the perception that any of them could occur, may adversely affect European and worldwide economic and market conditions, including vehicle production, significantly reduce global market liquidity and restrict the ability of key market participants to operate in certain financial markets and could contribute to instability in global financial and foreign exchange markets, including increased volatility in interest rates and foreign exchange rates. Although we do not have a material physical presence in the U.K., approximately 1% of our annual net sales are generated in the U.K. and less than 1% of our global workforce is located in the U.K. as of December 31, 2018, the potential impacts of the impending Brexit decision could adversely impact other global economies, and in particular, the European economy, a region which accounted for approximately 32% of our total net sales for the year ended December 31, 2018. We continue to actively monitor the ongoing potential impacts of Brexit and will seek to minimize its impact on our business through review of our existing contractual arrangements and obligations, particularly in the European region. Any of these effects of Brexit, among others, could adversely affect our business, business opportunities, results of operations, financial condition and cash flows.
If we fail to manage our growth effectively or to integrate successfully any new or future business ventures, acquisitions or strategic alliance into our business, our business could be materially adversely harmed.
We have completed a number of acquisitions in recent years, most recently the acquisitions of Winchester Interconnect and KUM, and we expect to continue to pursue business ventures, acquisitions, and strategic alliances that leverage our technology capabilities, enhance our customer base, geographic penetration and scale to complement our current businesses and we regularly evaluate potential opportunities, some of which could be material. While we believe that such transactions are an integral part of our long-term strategy, there are risks and uncertainties related to these activities. Assessing a potential growth opportunity involves extensive due diligence. However, the amount of information we can obtain about a potential growth opportunity may be limited, and we can give no assurance that new business ventures, acquisitions, and strategic alliances will positively affect our financial performance or will perform as planned. We may not be able to successfully assimilate or integrate companies that we acquire, including their personnel, financial systems, distribution, operations and general operating procedures. We may also encounter challenges in achieving appropriate internal control over financial reporting in connection with the integration of an acquired company. If we fail to assimilate or integrate acquired companies successfully, our business, reputation and operating results could be materially impacted. Likewise, our failure to integrate and manage acquired companies successfully may lead to future impairment of any associated goodwill and intangible asset balances.
We depend on information technology to conduct our business. Any significant disruption could impact our business.
Our ability to keep our business operating effectively depends on the functional and efficient operation of information technology and telecommunications systems. We rely on these systems to make a variety of day-to-day business decisions as well as to track transactions, billings, payments and inventory. Our systems, as well as those of our customers, suppliers, partners and service providers, contain sensitive confidential information or intellectual property and are susceptible to interruptions (including those caused by systems failures, cyber attacks and other natural or man-made incidents or disasters), which may be prolonged or go undetected. Cyber attacks are increasing in their frequency, sophistication and intensity, and have become increasingly difficult to detect. Although we have taken precautions to prevent, detect and mitigate such events, including geographically diverse data centers, redundant infrastructure and the implementation of security measures, a significant or large-scale interruption of our information technology could adversely affect our ability to manage and keep our operations running efficiently and effectively. An incident that results in a wider or sustained disruption to our business or products could have a material adverse effect on our business, financial condition and results of operations.
Additionally, certain of our products contain complex information technology systems designed to support today’s increasingly connected vehicles, and could be susceptible to similar interruptions, including the possibility of unauthorized access. Further, as we transition to offering more cloud-based solutions, we may increasingly be the target of cyber threats. Although we have designed and implemented security measures to prevent such unauthorized access, there can be no assurance that vulnerabilities will not be identified in the future, or that our security efforts are or will be successful. Any unauthorized access to our components could negatively affect our brand and harm our business, prospects, financial condition and operating results.
To date, we have not experienced a system failure, cyber attack or security breach that has resulted in a material interruption in our operations or material adverse effect on our financial condition. Our Board of Directors regularly reviews relevant information technology and cyber security matters and receives periodic updates from information technology and cyber security subject matter experts as part of its risk assessment procedures, including analysis of existing and emerging risks, as well as plans and strategies to address those risks. While we continuously seek to expand and improve our information technology systems and maintain adequate disclosure controls and procedures, there can be no assurance that such measures will prevent interruptions or security breaches that could adversely affect our business.
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

If any of our products are or are alleged to be defective, we may be required to participate in a recall involving such products. Each vehicle manufacturer has its own practices regarding product recalls and other product liability actions relating to its suppliers. However, as suppliers become more integrally involved in the vehicle design process and assume more of the vehicle assembly functions, OEMs continue to look to their suppliers for contribution when faced with recalls and product liability claims. A recall claim brought against us, or a product liability claim brought against us in excess of our available insurance, may have a material adverse effect on our business. OEMs also require their suppliers to guarantee or warrant their products and bear the costs of repair and replacement of such products under new vehicle warranties. Depending on the terms under which we supply products to a vehicle manufacturer, a vehicle manufacturer may attempt to hold us responsible for some or all of the repair or replacement costs of defective products under new vehicle warranties when the OEM asserts that the product supplied did not perform as warranted. Although we cannot ensure that the future costs of warranty claims by our customers will not be material, we believe our established reserves are adequate to cover potential warranty settlements. Our warranty reserves are based on our best estimates of amounts necessary to settle future and existing claims. We regularly evaluate the level of these reserves and adjust them when appropriate. However, the final amounts determined to be due related to these matters could differ materially from our recorded estimates.
In addition, as we adopt new technology, we face an inherent risk of exposure to the claims of others that we have allegedly violated their intellectual property rights. We cannot ensure that we will not experience any material warranty, product liability or intellectual property claim losses in the future or that we will not incur significant costs to defend such claims.
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
Certain environmental laws impose liability, sometimes regardless of fault, for investigating or cleaning up contamination on or emanating from our currently or formerly owned, leased or operated property, as well as for damages to property or natural resources and for personal injury arising out of such contamination. Some of these environmental laws may also assess liability on persons who arrange for hazardous substances to be sent to third-party disposal or treatment facilities when such facilities are found to be contaminated. At this time, we are involved in various stages of investigation and cleanup related to environmental remediation matters at a number of present and former facilities. The ultimate cost to us of site cleanups is difficult to predict given the uncertainties regarding the extent of the required cleanup, the potential for ongoing environmental monitoring and maintenance that could be required for many years, the interpretation of applicable laws and regulations, alternative cleanup methods, and potential agreements that could be reached with governmental and third parties. While we have environmental reserves of approximately $4 million at December 31, 2018 for the cleanup of presently-known environmental contamination conditions, it cannot be guaranteed that actual costs will not significantly exceed these reserves. We also could be named as a potentially responsible party at additional sites in the future and the costs associated with such future sites may be material.
In addition, environmental laws are complex, change frequently and have tended to become more stringent over time. While we have budgeted for future capital and operating expenditures to maintain compliance with environmental laws, we cannot ensure that environmental laws will not change or become more stringent in the future. Therefore, we cannot ensure that our costs of complying with current and future environmental and health and safety laws, and our liabilities arising from past or future releases of, or exposure to, hazardous substances will not adversely affect our business, results of operations or financial condition. For example, adoption of greenhouse gas rules in jurisdictions in which we operate facilities could require installation of emission controls, acquisition of emission credits, emission reductions, or other measures that could be costly, and could also impact utility rates and increase the amount we spend annually for energy.
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
In addition, we conduct significant business operations in Brazil that are subject to the Brazilian federal labor, social security, environmental, tax and customs laws as well as a variety of state and local laws. While we believe we comply with such laws, they are complex, subject to varying interpretations, and we are often engaged in litigation with government agencies regarding the application of these laws to particular circumstances. As of December 31, 2018, the majority of claims asserted against Aptiv in Brazil relate to such litigation. The remaining claims relate to commercial and labor litigation with private parties in Brazil. As of December 31, 2018, claims totaling approximately $145 million (using December 31, 2018 foreign currency rates) have been asserted against Aptiv in Brazil. As of December 31, 2018, we maintained reserves for these asserted claims of approximately $30 million (using December 31, 2018 foreign currency rates).
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
We own significant intellectual property, including a large number of patents and trade names, and are involved in numerous licensing arrangements. Our intellectual property plays an important role in maintaining our competitive position in a number of the markets we serve. Developments or assertions by or against us relating to intellectual property rights could negatively impact our business. Significant technological developments by others also could materially and adversely affect our business and results of operations and financial condition.
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

ITEM 2. PROPERTIES
As of December 31, 2018, we owned or leased 126 major manufacturing sites and 15 major technical centers. A manufacturing site may include multiple plants and may be wholly or partially owned or leased. We also have many smaller manufacturing sites, sales offices, warehouses, engineering centers, joint ventures and other investments strategically located throughout the world. We have a presence in 44 countries. The following table shows the regional distribution of our major manufacturing sites by the operating segment that uses such facilities:

	North America	Europe, Middle East & Africa	Asia Pacific	South America	Total
Signal and Power Solutions	45	33	33	5	116
Advanced Safety and User Experience	2	5	3	—	10
Total	47	38	36	5	126
In addition to these manufacturing sites, we had 15 major technical centers: eight in North America; two in Europe, Middle East and Africa; and five in Asia Pacific.
Of our 126 major manufacturing sites and 15 major technical centers, which include facilities owned or leased by our consolidated subsidiaries, 61 are primarily owned and 80 are primarily leased.
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
Brazil Matters
Aptiv conducts business operations in Brazil that are subject to the Brazilian federal labor, social security, environmental, tax and customs laws, as well as a variety of state and local laws. While Aptiv believes it complies with such laws, they are complex, subject to varying interpretations, and the Company is often engaged in litigation with government agencies regarding the application of these laws to particular circumstances. As of December 31, 2018, the majority of claims asserted against Aptiv in Brazil relate to such litigation. The remaining claims in Brazil relate to commercial and labor litigation with private parties. As of December 31, 2018, claims totaling approximately $145 million (using December 31, 2018 foreign currency rates) have been asserted against Aptiv in Brazil. As of December 31, 2018, the Company maintains accruals for these asserted claims of $30 million (using December 31, 2018 foreign currency rates). The amounts accrued represent claims that are deemed probable of loss and are reasonably estimable based on the Company’s analyses and assessment of the asserted claims and prior experience with similar matters. While the Company believes its accruals are adequate, the final amounts required to resolve these matters could differ materially from the Company’s recorded estimates and Aptiv’s results of operations could be materially affected. The Company estimates the reasonably possible loss in excess of the amounts accrued related to these claims to be zero to $115 million.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our ordinary shares have been publicly traded since November 17, 2011 when our ordinary shares were listed and began trading on the New York Stock Exchange (“NYSE”) under the symbol “DLPH.” On December 4, 2017, following the spin-off of Delphi Technologies, the Company changed its name to Aptiv PLC and its NYSE symbol to “APTV.”
As of January 25, 2019, there were 2 shareholders of record of our ordinary shares.
The following graph reflects the comparative changes in the value from December 31, 2013 through December 31, 2018, assuming an initial investment of $100 and the reinvestment of dividends, if any in (1) our ordinary shares, (2) the S&P 500 index and (3) the Automotive Peer Group. Historical share prices of our ordinary shares have been adjusted to reflect the Separation. Historical performance may not be indicative of future shareholder returns.
Stock Performance Graph
*    $100 invested on December 31, 2013 in our stock or in the relevant index, including reinvestment of dividends. Fiscal year ended December 31, 2018.

(1)	Aptiv PLC, adjusted for the distribution of Delphi Technologies on December 4, 2017

(2)	S&P 500 – Standard & Poor’s 500 Total Return Index

(3)
Automotive Peer Group – Adient Plc, American Axle & Manufacturing Holdings Inc, Aptiv PLC, Borgwarner Inc, Cooper Tire & Rubber Co, Cooper-standard Holdings Inc, Dana Inc, Dorman Products Inc, Ford Motor Co, Garrett Motion Inc., General Motors Co, Gentex Corp, Gentherm Inc, Genuine Parts Co, Goodyear Tire & Rubber Co, Lear Corp, Lkq Corp, Meritor Inc, Motorcar Parts Of America Inc, Standard Motor Products Inc, Stoneridge Inc, Superior Industries International Inc, Tenneco Inc, Tesla Inc, Tower International Inc, Visteon Corp, Wabco Holdings Inc

Company Index	December 31, 2013	December 31, 2014	December 31, 2015	December 31, 2016	December 31, 2017	December 31, 2018
Aptiv PLC (1)	$100.00	$122.75	$146.49	$117.11	$178.46	$130.80
S&P 500 (2)	100.00	113.69	115.26	129.05	157.22	150.33
Automotive Peer Group (3)	100.00	107.96	108.05	107.72	134.04	106.89

Equity Compensation Plan Information
The table below contains information about securities authorized for issuance under equity compensation plans. The features of these plans are discussed further in Note 21. Share-Based Compensation to our consolidated financial statements.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	2,265,586	(1)	$—	(2)	15,572,059	(3)
Equity compensation plans not approved by security holders	—		—		—
Total	2,265,586		—		15,572,059

(1)
Includes (a) 23,932 outstanding restricted stock units granted to our Board of Directors and (b) 2,241,654 outstanding time- and performance-based restricted stock units granted to our executives. All grants were made under the Aptiv PLC Long Term Incentive Plan, as amended and restated effective April 23, 2015 (the “PLC LTIP”). Includes accrued dividend equivalents.

(2)	The restricted stock units have no exercise price.

(3)	Remaining shares available under the PLC LTIP.
Repurchase of Equity Securities
A summary of our ordinary shares repurchased during the quarter ended December 31, 2018, is shown below:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (in millions) (3)
October 1, 2018 to October 31, 2018	535,964	$79.32	535,964	$725
November 1, 2018 to November 30, 2018	1,030,049	72.74	1,030,049	650
December 1, 2018 to December 31, 2018	2,451,220	65.27	2,451,220	490
Total	4,017,233	69.06	4,017,233

(1)	The total number of shares purchased under the Board authorized plans described below.

(2)	Excluding commissions.

(3)
In January 2019, the Board of Directors authorized a share repurchase program of up to $2.0 billion. This program will commence following the completion of the previously announced share repurchase program of $1.5 billion, which was approved by the Board of Directors in April 2016. The timing of repurchases is dependent on price, market conditions and applicable regulatory requirements.

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

	Year Ended December 31,
	2018	2017	2016	2015 (1)	2014
	(dollars and shares in millions, except per share data)
Statements of operations data:
Net sales	$14,435	$12,884	$12,274	$10,864	$11,083
Depreciation and amortization (2)	676	546	489	344	338
Operating income	1,473	1,416	1,539	1,235	1,225
Interest expense	(141)	(140)	(155)	(124)	(131)
Income from continuing operations	1,107	1,063	868	852	927
Income from discontinued operations, net of tax	—	365	458	683	513
Net income	1,107	1,428	1,326	1,535	1,440
Net income attributable to noncontrolling interest	40	73	69	85	89
Net income attributable to Aptiv	1,067	1,355	1,257	1,450	1,351

Net income per share data:
Basic net income per share:
Continuing operations	$4.04	$3.82	$3.05	$2.85	$2.97
Discontinued operations	—	1.25	1.55	2.23	1.53
Basic net income per share attributable to Aptiv	$4.04	$5.07	$4.60	$5.08	$4.50
Diluted net income per share:
Continuing operations	$4.02	$3.81	$3.05	$2.84	$2.95
Discontinued operations	—	1.25	1.54	2.22	1.53
Diluted net income per share attributable to Aptiv	$4.02	$5.06	$4.59	$5.06	$4.48
Weighted average shares outstanding	264	267	273	285	300
Cash dividends declared and paid	$0.88	$1.16	$1.16	$1.00	$1.00

Other financial data:
Capital expenditures	$846	$698	$657	$503	$457
Adjusted operating income (3)	1,751	1,594	1,623	1,360	1,340
Adjusted operating income margin (4)	12.1%	12.4%	13.2%	12.5%	12.1%
Net cash provided by operating activities (5)	$1,628	$1,468	$1,941	$1,703	$2,135
Net cash used in investing activities (5)	(2,048)	(1,252)	(578)	(1,699)	(1,186)
Net cash (used in) provided by financing activities (5)	(555)	456	(1,081)	(284)	(1,398)

	As of December 31,
	2018	2017	2016	2015	2014
	(in millions, except employee data)
Balance sheet and employment data:
Cash and cash equivalents	$567	$1,596	$737	$427	$698
Total assets	$12,480	$12,169	$12,292	$11,973	$10,721
Total debt	$4,344	$4,149	$3,963	$3,976	$2,389
Working capital, as defined (6)	$1,430	$1,296	$1,169	$943	$713
Shareholders’ equity	$3,670	$3,517	$2,763	$2,733	$3,013
Global employees (7)	143,000	129,000	145,000	139,000	127,000

(1)
On December 18, 2015, we completed the acquisition of HellermannTyton Group PLC, a leading global manufacturer of high-performance and innovative cable management solutions. Given the timing of the acquisition it is not fully reflected in our 2015 results and impacts comparability to 2016 results.

(2)	Includes long-lived and intangible asset impairments.
(3)
Adjusted Operating Income represents net income before interest expense, other income (expense), net, income tax expense, equity income (loss), net of tax, income (loss) from discontinued operations, net of tax, restructuring, other acquisition and portfolio project costs (which includes costs incurred to integrate acquired businesses and to plan and execute product portfolio transformation actions, including business and product acquisitions and divestitures), asset impairments, gains (losses) on business divestitures and deferred compensation related to acquisitions. Adjusted Operating Income is presented as a supplemental measure of the Company’s financial performance which management believes is useful to investors in assessing the Company’s ongoing financial performance that, when reconciled to the corresponding U.S. GAAP measure, provides improved comparability between periods through the exclusion of certain items that management believes are not indicative of the Company’s core operating performance and which may obscure underlying business results and trends. Our management utilizes Adjusted Operating Income in its financial decision making process, to evaluate performance of the Company and for internal reporting, planning and forecasting purposes. Management also utilizes Adjusted Operating Income as the key performance measure of segment income or loss and for planning and forecasting purposes to allocate resources to our segments, as management also believes this measure is most reflective of the operational profitability or loss of our operating segments. Adjusted Operating Income should not be considered a substitute for results prepared in accordance with U.S. GAAP and should not be considered an alternative to net income attributable to Aptiv, which is the most directly comparable financial measure to Adjusted Operating Income that is in accordance with U.S. GAAP. Adjusted Operating Income, as determined and measured by Aptiv, should also not be compared to similarly titled measures reported by other companies.

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

	Year Ended December 31,
	2018	2017	2016	2015	2014
	(in millions)
Net income attributable to Aptiv	$1,067	$1,355	$1,257	$1,450	$1,351
Net income attributable to noncontrolling interest	40	73	69	85	89
Income from discontinued operations, net of tax	—	(365)	(458)	(683)	(513)
Income from continuing operations	1,107	1,063	868	852	927
Equity income, net of tax	(23)	(31)	(35)	(16)	(21)
Income tax expense	250	223	167	161	146
Other (income) expense, net (a)	(2)	21	384	114	42
Interest expense	141	140	155	124	131
Operating income (b)	1,473	1,416	1,539	1,235	1,225
Restructuring	109	129	167	65	88
Other acquisition and portfolio project costs	78	28	57	45	20
Asset impairments	34	9	1	7	7
(Gain) loss on business divestitures, net	—	—	(141)	8	—
Deferred compensation related to nuTonomy acquisition	57	12	—	—	—
Adjusted operating income (b)	$1,751	$1,594	$1,623	$1,360	$1,340

(a)
During the year ended December 31, 2016, the Company recorded a reserve of $300 million for litigation related to general unsecured claims against DPHH, as further described in Note 13. Commitments and Contingencies to the audited consolidated financial statements included herein.

(b)
On December 30, 2016, we completed the sale of our Mechatronics business, as further described in Note 20. Acquisitions and Divestitures to the audited consolidated financial statements included herein. Given the timing of the divestiture, the operating results of this business are reflected in our 2016 results and impacts comparability to 2017 results.

(4)	Adjusted operating income margin is defined as adjusted operating income as a percentage of net sales.
(5)	Includes amounts attributable to discontinued operations.
(6)	Working capital is calculated herein as accounts receivable plus inventories less accounts payable.
(7)
Excludes temporary and contract workers. As of December 31, 2018, we employed approximately 19,000 temporary and contract workers. Periods prior to December 31, 2017 include employees of discontinued operations.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following management’s discussion and analysis of financial condition and results of operations (“MD&A”) is intended to help you understand the business operations and financial condition of the Company for the three year period ended December 31, 2018. This discussion should be read in conjunction with Item 8. Financial Statements and Supplementary Data. Our MD&A is presented in seven sections:

•	Executive Overview

•	Consolidated Results of Operations

•	Results of Operations by Segment

•	Liquidity and Capital Resources

•	Off-Balance Sheet Arrangements and Other Matters

•	Significant Accounting Policies and Critical Accounting Estimates

•	Recently Issued Accounting Pronouncements
Within the MD&A, “Aptiv,” the “Company,” “we,” “us” and “our” refer to Aptiv PLC, a public limited company formed under the laws of Jersey on May 19, 2011 as Delphi Automotive PLC, which, through its subsidiaries, acquired certain assets of the former Delphi Corporation (now known as DPH Holdings Corp. (“DPHH”)) and completed an initial public offering on November 22, 2011. On December 4, 2017 (the “Distribution Date”), the Company completed the separation (the “Separation”) of its former Powertrain Systems segment by distributing to Aptiv shareholders on a pro rata basis all of the issued and outstanding ordinary shares of Delphi Technologies PLC (“Delphi Technologies”), a public limited company formed to hold the spun-off business. To effect the Separation, the Company distributed to its shareholders one ordinary share of Delphi Technologies for every three Aptiv ordinary shares outstanding as of November 22, 2017, the record date for the distribution. Following the Separation, the remaining company changed its name to Aptiv PLC and New York Stock Exchange (“NYSE”) symbol to “APTV.” Aptiv did not retain any equity interest in Delphi Technologies. Delphi Technologies’ historical financial results through the Distribution Date are reflected in the Company’s consolidated financial statements as a discontinued operation, as more fully described in Note 25. Discontinued Operations to the audited consolidated financial statements included herein. The completion of the Separation positioned Aptiv as a new mobility provider focused on solving the complex challenges associated with safer, greener and more connected transportation. At the core of our capabilities is the software and vehicle architecture expertise that enables the advanced safety, automated driving, user experience, and connected services that are enabling the future of mobility.
Also as described in Note 25. Discontinued Operations to the audited consolidated financial statements included herein, on March 31, 2016, we completed the final step of our strategy to divest our former Thermal Systems business through the sale of our ownership interest in the Shanghai Delphi Automotive Air Conditioning (“SDAAC”) joint venture for net cash proceeds of $62 million. Previously, on June 30, 2015 we completed the sale of the Company’s wholly owned Thermal Systems business to MAHLE GmbH (“MAHLE”) for net cash proceeds of approximately $660 million, and on September 24, 2015 we completed the sale of our interest in the Korea Delphi Automotive Systems Corporation (“KDAC”) joint venture to a separate buyer for net cash proceeds of $70 million. The SDAAC and KDAC joint ventures were previously reported within the Thermal Systems segment. Proceeds from the sale were used to fund growth initiatives, including acquisitions, as well as share repurchases.
As the disposal of both the Powertrain Systems and Thermal Systems businesses represented strategic shifts that will have a major effect on the Company’s operations and financial results, the assets and liabilities, operating results, and operating and investing cash flows for the previously reported Powertrain Systems and Thermal Systems segments are presented as discontinued operations separate from the Company’s continuing operations for all periods presented. This Management’s Discussion and Analysis reflects the results of continuing operations, unless otherwise noted.
Executive Overview
Our Business
We are a leading global technology and mobility company primarily serving the automotive sector. We design and manufacture vehicle components and provide electrical, electronic and active safety technology solutions to the global automotive market, creating the software and hardware foundation for vehicle features and functionality. We enable and deliver end-to-end smart mobility solutions, active safety and autonomous driving technologies and provide enhanced user experience and connected services. Our Advanced Safety and User Experience segment is focused on providing the necessary software and advanced computing platforms, and our Signal and Power Solutions segment is focused on providing the requisite networking architecture required to support the integrated systems in today’s complex vehicles. Together, our businesses develop the ‘brain’ and the ‘nervous system’ of increasingly complex vehicles, providing integration of the vehicle into its operating environment.

We are one of the largest vehicle component manufacturers, and our customers include all 25 of the largest automotive original equipment manufacturers (“OEMs”) in the world.
Business Strategy
We believe the Company is well-positioned for growth from increasing global vehicle production volumes, increased demand for our Safe, Green and Connected products which are being added to vehicle content, and new business wins with existing and new customers. We are focused on accelerating the commercialization of active safety, autonomous driving, enhanced user experiences and connected services, providing the software, advanced computing platforms and networking architecture required to do so. We have successfully created a competitive cost structure while investing in research and development to grow our product offerings, which are aligned with the high-growth industry mega-trends, and re-aligned our manufacturing footprint into an efficient, low-cost regional service model, focused on increasing our profit margins.
Our achievements in 2018 included the following:

•	Accelerating our end-market diversification strategy through the acquisition of Winchester Interconnect, a leading provider of advanced interconnect solutions for harsh environment applications;

•	Further strengthening our leadership position in Asia Pacific and expanding our range of specialized connectors and cable management solutions through the acquisition of KUM;

•
Extending leadership position in perception systems by complementing our portfolio with enhanced interior sensing capabilities through investment in Affectiva, Inc., a leader in human perception artificial intelligence technology;

•
Announcing a partnership with Lyft, Inc. by launching a fleet of autonomous vehicles in Las Vegas which operate on Aptiv’s fully-integrated autonomous driving platform and are available to the public on the Lyft network;

•	Generating gross business bookings of $22 billion, based upon expected volumes and pricing;

•	Generating $1.6 billion of cash from continuing operations and net income of $1.1 billion; and

•
Maximizing our operational flexibility and profitability at all points in the normal automotive business cycle, by having approximately 96% of our hourly workforce based in best cost countries and approximately 13% of our hourly workforce composed of temporary employees.

Our strategy is to build on these accomplishments and continue to develop and manufacture innovative market-relevant products for a diverse base of customers around the globe and leverage our lean and flexible cost structure to achieve strong and disciplined earnings growth and returns on invested capital. Through our culture of innovation and world class engineering capabilities we intend to employ our rigorous, forward-looking product development process to deliver new technologies that provide solutions to our customers. We are committed to creating value for our shareholders. We repurchased $499 million of ordinary shares in 2018, and in January 2019 announced a new share repurchase program of up to $2.0 billion of ordinary shares. We also continued to return cash to our shareholders, paying cash dividends totaling $233 million in 2018. Our key strategic priorities include:
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
We believe we are well-aligned with industry technology trends that will result in sustainable future growth in this space, and have partnered with leaders in their respective fields to advance the pace of development and commercialization of these emerging technologies. We have entered into a collaborative arrangement with Mobileye N.V. to develop the Centralized Sensing Localization and Planning (“CSLP”) system, a complete turn-key fully autonomous driving platform for our OEM customers and mobility partners, with the goal of being application ready in 2019 and production ready in the 2021 to 2022 time frame. We also entered into a collaborative arrangement with Intel Corporation and the BMW Group to develop and deploy automated driving technology. Additionally, in 2017 we acquired nuTonomy, Inc. in order to further accelerate the commercialization of automated driving solutions. The acquisition of nuTonomy is the latest in a series of investments we have made to expand our position in the new mobility space, including the prior period acquisitions of automated driving software developer Ottomatika and data service companies Control-Tec and Movimento.
There has also been increasing societal demand for mobility on demand (“MoD”) services, such as car and ride-sharing, and an increasing number of traditional automotive companies have made investments in the MoD space. We believe the increasing societal demand for MoD services will accelerate the development of autonomous driving technologies, strongly benefiting the MoD space. In 2018, we announced a partnership with Lyft, Inc. (“Lyft”) by launching a fleet of autonomous vehicles in Las Vegas which operate on Aptiv’s fully-integrated autonomous driving platform and are available to the public on the Lyft network. This partnership leverages our connected services capabilities and Lyft’s ride-hailing experience to provide valuable insights on self-driving fleet operations and management. In addition, we have entered into agreements with the Singapore Land Transport Authority and with the city of Boston to develop fully-autonomous vehicles and associated infrastructure as part of automated MoD pilots. As a result of our substantial investments and strategic partnerships, we believe we are well-aligned with industry technology trends that will result in sustainable future growth in these evolving areas.
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
Pursuing selected acquisitions and strategic investments. During 2018, we continued to complete selected acquisitions and strategic investments in order to continue to enhance our product offerings and competitive position in growing market segments. We intend to continue to pursue selected transactions that leverage our technology capabilities and enhance and expand our commercialization of new mobility solutions, product offerings, customer base, geographic penetration and scale to complement our current businesses.
Trends, Uncertainties and Opportunities
Economic conditions. Our business is directly related to automotive sales and automotive vehicle production by our customers. Automotive sales depend on a number of factors, including global and regional economic conditions. Although global automotive vehicle production decreased 1% from 2017 to 2018, the levels of automotive vehicle production were uneven from a regional perspective. Compared to 2017, vehicle production in 2018 in North America remained flat as compared to the reduced volumes experienced in the region in 2017, while vehicle production decreased by 1% in Europe and 4% in China. Vehicle production in South America, our smallest region, increased 4% compared to 2017. Refer to Note 23. Segment Reporting of the notes to the consolidated financial statements, included in Item 8. Financial Statements and Supplementary Data of this Annual Report for financial information concerning principal geographic areas.
Economic volatility or weakness in North America, Europe, China or South America, could result in a significant reduction in automotive sales and production by our customers, which would have an adverse effect on our business, results of operations and financial condition. There is also potential that geopolitical factors could adversely impact the U.S. and other economies, and specifically the automotive sector. In particular, changes to international trade agreements such as the North American Free Trade Agreement and its anticipated successor agreement, the United States-Mexico-Canada Agreement which is still subject to approval, or other political pressures could affect the operations of our OEM customers, resulting in reduced automotive production in certain regions or shifts in the mix of production to higher cost regions. Increases in interest rates could also negatively impact automotive production as a result of increased consumer borrowing costs or reduced credit availability. Additionally, economic weakness may result in shifts in the mix of future automotive sales (from vehicles with more content such as luxury vehicles, trucks and sport utility vehicles toward smaller passenger cars). While our diversified customer and geographic revenue base, along with our flexible cost structure, have well positioned us to withstand the impact of industry downturns and benefit from industry upturns, shifts in the mix of global automotive production to higher cost regions or to vehicles with less content could adversely impact our profitability.
There have also been periods of increased market volatility and currency exchange rate fluctuations, both globally and most specifically within the United Kingdom (“U.K.”) and Europe, as a result of the U.K. referendum in which voters approved an exit from the European Union (“E.U.”), commonly referred to as “Brexit,” scheduled to become effective on March 29, 2019. As a result of the referendum, the British government formally initiated the process for withdrawal in March 2017. The terms of any withdrawal are subject to a negotiation period that could last at least two years from the initiation date. Nevertheless, the proposed withdrawal has created significant uncertainty about the future relationship between the U.K. and the E.U. These developments, or the perception that any of them could occur, may adversely affect European and worldwide economic and market conditions, including vehicle production, significantly reduce global market liquidity and restrict the ability of key market participants to operate in certain financial markets and could contribute to instability in global financial and foreign exchange markets, including increased volatility in interest rates and foreign exchange rates. Although we do not have a material physical presence in the U.K., approximately 1% of our annual net sales are generated in the U.K. and less than 1% of our global workforce is located in the U.K. as of December 31, 2018, the potential impacts of the impending Brexit decision could adversely impact other global economies, and in particular, the European economy, a region which accounted for approximately 32% of our total net sales for the year ended December 31, 2018. We continue to actively monitor the ongoing potential impacts of Brexit and will seek to minimize its impact on our business through review of our existing contractual arrangements and obligations, particularly in the European region.
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
Our global operations are subject to certain risks inherent in doing business abroad, including unexpected changes in laws, regulations, trade or monetary or tax fiscal policy, including tariffs, quotas, customs and other import or export restrictions and other trade barriers. For instance, the recent presidential elections and government changes in Mexico have yielded requirements that call for an increase in minimum wages at the border as well as the interior of Mexico. These or any further political or governmental developments in Mexico or other countries in which we operate could result in social, economic and labor instability. In addition, existing free trade laws and regulations, such as the North American Free Trade Agreement and its anticipated successor agreement, the United States-Mexico-Canada Agreement which is still subject to approval, provide certain beneficial duties and tariffs for qualifying imports and exports, subject to compliance with the applicable classification and other requirements. Changes in laws or policies governing the terms of foreign trade, and in particular increased trade restrictions, tariffs or taxes on imports from countries where we manufacture products, such as China and Mexico, could have a material adverse affect on our business and financial results. For instance, during 2018, the U.S. and Chinese governments have imposed a series of significant incremental retaliatory tariffs to certain imported products. Most notably with respect to the automotive industry, the U.S. imposed tariffs on imports of certain steel, aluminum and automotive components, and China imposed retaliatory tariffs on imports of U.S. vehicles and certain automotive components. While these tariffs could have potentially adverse economic impacts, particularly with respect to the automotive industry and vehicle production levels, we do not anticipate a significant impact to our operations, as we have developed and implemented strategies to mitigate adverse tariff impacts, such as production localization and relocation, contract review and renegotiation and working with the appropriate governmental agencies. Further, our global footprint and regional model serves to minimize our exposure to cross-border transactions. However, the scope and duration of the imposed tariffs remain uncertain.
Product development. The automotive technology and components industry is highly competitive, both domestically and internationally, and is characterized by rapidly changing technology, evolving industry standards and changes in customer needs. Our ability to anticipate changes in technology and regulatory standards and to successfully develop and introduce new and enhanced products on a timely and cost competitive basis will be a significant factor in our ability to remain competitive. To compete effectively in the automotive technology and components industry, we must be able to develop and launch new products to meet our customers’ demands in a timely manner. Our innovative technologies and robust global engineering and development capabilities have well positioned us to meet the increasingly stringent vehicle manufacturer demands and consumer preferences for high-technology content in automobiles.
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
Engineering, design & development. Our history and culture of innovation have enabled us to develop significant intellectual property and design and development expertise to provide advanced technology solutions that meet the demands of our customers. We have a team of approximately 18,600 scientists, engineers and technicians focused on developing leading product solutions for our key markets, located at 15 major technical centers in China, Germany, India, Mexico, Poland, Singapore and the United States. Our total investment in research and development, including engineering, was approximately $1,443 million, $1,086 million and $969 million for the years ended December 31, 2018, 2017 and 2016, respectively, which includes approximately $288 million, $204 million and $181 million of co-investment by customers and government agencies. Each year we share some engineering expenses with OEMs and government agencies. While this amount varies from year-to-

year, it is generally in the range of 15% to 20% of engineering expenses. We also encourage “open innovation” and collaborate extensively with peers in the industry, government agencies and academic institutions. For example, we have entered into a collaborative arrangement with Mobileye N.V. to develop a complete turn-key fully autonomous driving platform for our OEM customers and mobility partners, with the goal of being application ready in 2019 and production ready in the 2021 to 2022 time frame. Our technology competencies are recognized by both customers and government agencies, who have co-invested approximately $288 million annually in new product development, accelerating the pace of innovation and reducing the risk associated with successful commercialization of technological breakthroughs.
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
We utilize a Technology Advisory Council, a panel of prominent global technology thought leaders, which guides our product strategies and investments in technology with a focus on developing advanced technologies to drive growth. We believe that our engineering and technical expertise, together with our emphasis on continuing research and development, allow us to use the latest technologies, materials and processes to solve problems for our customers and to bring new, innovative products to market. We believe that continued engineering activities are critical to maintaining our pipeline of technologically advanced products. Given our strong financial discipline, we seek to effectively manage fixed costs and efficiently rationalize capital spending by critically evaluating the profit potential of new and existing customer programs, including investment in innovation and technology. We maintain our engineering activities around our focused product portfolio and allocate our capital and resources to those products with distinctive technologies. We expect expenditures for research and development activities, including engineering, net of co-investment, to be approximately $1.2 billion for the year ended December 31, 2019.
We maintain a large portfolio of approximately 7,100 patents and protective rights in the operation of our business as of December 31, 2018. While no individual patent or group of patents, taken alone, is considered material to our business, taken in the aggregate, these patents provide meaningful protection for our products and technical innovations. Similarly, while our trademarks are important to identify our position in the industry, we do not believe that any of these are individually material to our business. We are actively pursuing marketing opportunities to commercialize and license our technology to both automotive and non-automotive industries and we have selectively taken licenses from others to support our business interests. These activities foster optimization of intellectual property rights.
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
We are focused on maintaining a low fixed cost structure that provides us flexibility to remain profitable at all points of the traditional vehicle industry production cycle. As a result, approximately 96% of our hourly workforce is located in best cost countries. Furthermore, we have substantial operational flexibility by leveraging a large workforce of temporary workers, which represented approximately 13% of the hourly workforce as of December 31, 2018. However, we will continue to adjust our cost structure and optimize our manufacturing footprint in response to changes in the global and regional automotive markets and in order to increase investment in advanced technologies and engineering, as evidenced by our ongoing restructuring programs focused on the continued rotation of our manufacturing footprint to best cost locations in Europe and on reducing our global overhead costs. As we continue to operate in a cyclical industry that is impacted by movements in the global and regional economies, we continually evaluate opportunities to further refine our cost structure. Assuming constant product mix and pricing, based on our 2018 results, we estimate that our EBITDA breakeven level would be reached if we experienced a 45% downturn to current product volumes.
We have a strong balance sheet with gross debt of approximately $4.3 billion and substantial available liquidity of approximately $2.6 billion of cash and cash equivalents and available financing under our Revolving Credit Facility and committed European accounts receivable factoring facility (as defined below in Liquidity and Capital Resources) as of December 31, 2018, and no significant U.S. defined benefit or workforce postretirement health care benefits and employer-paid postretirement basic life insurance benefits (“OPEB”) liabilities. We intend to maintain strong financial discipline targeting industry-leading earnings growth, cash flow generation and return on invested capital and to maintain sufficient liquidity to sustain our financial flexibility throughout the industry cycle.
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
For example, in September 2016, one of our OEM customers initiated a recall of approximately 3.64 million vehicles in the U.S. to enhance the airbag deployment system. The Company supplied sensors and related control modules for the airbags in the affected vehicles. Although Aptiv believes it supplied these components in compliance with the customer’s product specifications and validation criteria, we assisted with our customer’s efforts surrounding its recall, and during the first quarter of 2017, reached an agreement with our customer to share costs associated with the recall. Accordingly, during the year ended December 31, 2017 we recognized an incremental $43 million charge in addition to our previously recorded reserve estimate related to this matter.
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

Consolidated Results of Operations
Our total net sales during the year ended December 31, 2018 were $14.4 billion, an increase of 12% compared to 2017. This compares to total global OEM production decreases of 1% in 2018. The increase in our total net sales is primarily attributable to continued increased volumes in all major regions, as well as incremental sales as a result of our acquisitions of KUM in June 2018 and Winchester in October 2018. Our overall lean cost structure, along with above-market sales growth in all major regions, has enabled us to maintain strong levels of operating income, while continuing to strategically invest in the future.
The increase in our total net sales of 5% during the year ended December 31, 2017 as compared to 2016 was primarily attributable to continued increased volumes in the Europe and Asia Pacific regions, partially offset by volume decreases of 4% in the North America region.
Aptiv typically experiences fluctuations in revenue due to changes in OEM production schedules, vehicle sales mix and the net of new and lost business (which we refer to collectively as volume), increased prices attributable to escalation clauses in our supply contracts for recovery of increased commodity costs (which we refer to as commodity pass-through), fluctuations in foreign currency exchange rates (which we refer to as “FX”), contractual reductions of the sales price to the OEM (which we refer to as contractual price reductions) and engineering changes. Changes in sales mix can have either favorable or unfavorable impacts on revenue. Such changes can be the result of shifts in regional growth, shifts in OEM sales demand, as well as shifts in consumer demand related to vehicle segment purchases and content penetration. For instance, a shift in sales demand favoring a particular OEM’s vehicle model for which we do not have a supply contract may negatively impact our revenue. A shift in regional sales demand toward certain markets could favorably impact the sales of those of our customers that have a large market share in those regions, which in turn would be expected to have a favorable impact on our revenue.
We typically experience (as described below) fluctuations in operating income due to:

•	Volume, net of contractual price reductions—changes in volume offset by contractual price reductions (which typically range from 1% to 3% of net sales) and changes in mix;

•	Operational performance—changes to costs for materials and commodities or manufacturing and engineering variances; and

•	Other—including restructuring costs and any remaining variances not included in Volume, net of contractual price reductions or Operational performance.
The automotive technology and component supply industry is traditionally subject to inflationary pressures with respect to raw materials and labor which may place operational and profitability burdens on the entire supply chain. We will continue to work with our customers and suppliers to mitigate the impact of these inflationary pressures in the future. In addition, we expect commodity cost volatility, particularly related to copper and petroleum-based resin products, to have a continual impact on future earnings and/or operating cash flows. As such, we continually seek to mitigate both inflationary pressures and our material-related cost exposures using a number of approaches, including combining purchase requirements with customers and/or other suppliers, using alternate suppliers or product designs, negotiating cost reductions and/or commodity cost contract escalation clauses into our vehicle manufacturer supply contracts and hedging.
2018 versus 2017
The results of operations for the years ended December 31, 2018 and 2017 were as follows:

	Year Ended December 31,
	2018		2017		Favorable/ (unfavorable)
	(dollars in millions)
Net sales	$14,435		$12,884		$1,551
Cost of sales	11,706		10,270		(1,436)
Gross margin	2,729	18.9%	2,614	20.3%	115
Selling, general and administrative	993		952		(41)
Amortization	154		117		(37)
Restructuring	109		129		20
Operating income	1,473		1,416		57
Interest expense	(141)		(140)		(1)
Other income (expense), net	2		(21)		23
Income from continuing operations before income taxes and equity income	1,334		1,255		79
Income tax expense	(250)		(223)		(27)
Income from continuing operations before equity income	1,084		1,032		52
Equity income, net of tax	23		31		(8)
Income from continuing operations	1,107		1,063		44
Income from discontinued operations, net of tax	—		365		(365)
Net income	1,107		1,428		(321)
Net income attributable to noncontrolling interest	40		73		(33)
Net income attributable to Aptiv	$1,067		$1,355		$(288)

Total Net Sales
Below is a summary of our total net sales for the years ended December 31, 2018 versus December 31, 2017.

	Year Ended December 31,			Variance Due To:
	2018	2017	Favorable/ (unfavorable)	Volume, net of contractual price reductions	FX	Commodity pass- through	Other	Total
	(in millions)			(in millions)
Total net sales	$14,435	$12,884	$1,551	$1,247	$176	$128	$—	$1,551
Total net sales for the year ended December 31, 2018 increased 12% compared to the year ended December 31, 2017. We experienced volume growth of 11% for the period, primarily as a result of increased sales in all major regions, including net sales of $182 million as a result of the acquisitions of KUM in June 2018 and Winchester in October 2018, and favorable foreign currency impacts, primarily related to the Euro and Chinese Yuan Renminbi. Partially offsetting these increases were decreases due to contractual price reductions. Refer to Note 20. Acquisitions and Divestitures to the audited consolidated financial statements included herein for further information regarding acquisitions and divestitures.

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
Cost of sales increased $1,436 million for the year ended December 31, 2018 compared to the year ended December 31, 2017, as summarized below. The Company’s material cost of sales was approximately 50% of net sales in both the years ended December 31, 2018 and December 31, 2017.

	Year Ended December 31,			Variance Due To:
	2018	2017	Favorable/ (unfavorable)	Volume (a)	FX	Operational performance	Other	Total
	(dollars in millions)			(in millions)
Cost of sales	$11,706	$10,270	$(1,436)	$(1,163)	$(137)	$14	$(150)	$(1,436)
Gross margin	$2,729	$2,614	$115	$84	$39	$14	$(22)	$115
Percentage of net sales	18.9%	20.3%

(a)	Presented net of contractual price reductions for gross margin variance.
The increase in cost of sales reflects increased volumes and the impacts from currency exchange, as well as incremental investment in advanced technologies and engineering, partially offset by improved operational performance. The increase in cost of sales is also attributable to the following items in Other above:

•	Increased commodity costs of $128 million; and

•
$93 million of increased depreciation, primarily as a result of a higher fixed asset base due to acquisitions and increased capital investments during the year ended December 31, 2018; partially offset by

•
$48 million of decreased warranty costs, primarily due to the accrual of $43 million during the year ended December 31, 2017 as a result of an agreement reached with one of our customers for a specific warranty matter, as further described in Note 9. Warranty Obligations to the audited consolidated financial statements included herein.

Selling, General and Administrative Expense

	Year Ended December 31,
	2018	2017	Favorable/ (unfavorable)
	(dollars in millions)
Selling, general and administrative expense	$993	$952	$(41)
Percentage of net sales	6.9%	7.4%
Selling, general and administrative expense (“SG&A”) includes administrative expenses, information technology costs and incentive compensation related costs. SG&A decreased as percentage of net sales for the year ended December 31, 2018 as compared to 2017, primarily due to the impact of cost reduction initiatives, including our continuing rotation to best cost manufacturing locations in Europe and initiatives focused on reducing global overhead costs.

Amortization

	Year Ended December 31,
	2018	2017	Favorable/ (unfavorable)
	(in millions)
Amortization	$154	$117	$(37)
Amortization expense reflects the non-cash charge related to definite-lived intangible assets and intangible asset impairment charges recorded during the period. The increase in amortization during the year ended December 31, 2018 compared to 2017 reflects $30 million of intangible asset impairment charges recorded during the year ended December 31, 2018 and the continued amortization of our definite-lived intangible assets, which resulted primarily from our acquisitions, over their estimated useful lives. Refer to Note 20. Acquisitions and Divestitures to the audited consolidated financial statements included herein for further detail of our business acquisitions, including details of the intangible assets recorded in each transaction.

In 2019, we expect to incur non-cash amortization charges of approximately $146 million.

Restructuring

	Year Ended December 31,
	2018	2017	Favorable/ (unfavorable)
	(dollars in millions)
Restructuring	$109	$129	$20
Percentage of net sales	0.8%	1.0%
Restructuring charges recorded during 2018 were primarily related to programs focused on the continued rotation of our manufacturing footprint to best cost locations in Europe and to reduce global overhead costs, including realignment of the Company’s organizational structure due to changes in roles and workforce resulting from the spin-off of the Powertrain Systems segment. The Company recorded employee-related and other restructuring charges related to these programs totaling approximately $109 million during the year ended December 31, 2018, of which $64 million was recognized for programs focused on the continued rotation of our manufacturing footprint to best cost locations in Europe and reducing overhead costs in the region. We expect to make cash payments of approximately $55 million in 2019 pursuant to these implemented restructuring programs.
Restructuring charges recorded during 2017 were primarily attributable to our restructuring programs which focused on the continued rotation of our manufacturing footprint to best cost locations in Europe and on reducing global overhead costs. The Company recorded employee-related and other restructuring charges related to these programs totaling approximately $129 million during the year ended December 31, 2017, of which $89 million was recognized for programs focused on the continued rotation of our manufacturing footprint to best cost locations in Europe and reducing overhead costs in the region. The charges recorded during the year ended December 31, 2017 included the recognition of approximately $36 million of employee-related and other costs related to the initiation of a program to close a Western European Advanced Safety and User Experience manufacturing site, pursuant to the Company’s ongoing European footprint rotation strategy.
We expect to continue to incur additional restructuring expense in 2019, primarily related to programs focused on the continued rotation of our manufacturing footprint to best cost locations in Europe and to reduce global overhead costs. Additionally, as we continue to operate in a cyclical industry that is impacted by movements in the global and regional economies, we continually evaluate opportunities to further adjust our cost structure and optimize our manufacturing footprint. The Company plans to implement additional restructuring activities in the future, if necessary, in order to align manufacturing capacity and other costs with prevailing regional automotive production levels and locations, to improve the efficiency and utilization of other locations and in order to increase investment in advanced technologies and engineering. Such future restructuring actions are dependent on market conditions, customer actions and other factors.
Refer to Note 10. Restructuring to the audited consolidated financial statements included herein for additional information.

Interest Expense

	Year Ended December 31,
	2018	2017	Favorable/ (unfavorable)
	(in millions)
Interest expense	$141	$140	$(1)
Refer to Note 11. Debt to the audited consolidated financial statements included herein for additional information.

Other Income, Net

	Year Ended December 31,
	2018	2017	Favorable/ (unfavorable)
	(in millions)
Other income (expense), net	$2	$(21)	$23
During the year ended December 31, 2018, Aptiv incurred approximately $18 million in transaction costs related to the acquisitions of KUM and Winchester and, as further discussed in Note 17. Derivatives and Hedging Activities to the audited consolidated financial statements included herein, recorded a gain of $4 million on forward contracts entered into in order to hedge portions of the currency risk associated with the cash payment for the acquisition of KUM. During the year ended December 31, 2018, Aptiv also recorded $21 million of interest income and $11 million for certain fees earned pursuant to the transition services agreement in connection with the Separation of the Company’s former Powertrain Systems segment, as further discussed in Note 25. Discontinued Operations to the audited consolidated financial statements included herein. The Company also recorded $18 million during the year ended December 31, 2018 related to the components of net periodic pension and postretirement benefit cost other than service costs.
As further discussed in Note 13. Commitments and Contingencies to the audited consolidated financial statements included herein, during the year ended December 31, 2017, Aptiv recorded an incremental reserve of $10 million as a result of a ruling in the Unsecured Creditors litigation related to pre-judgment interest, which was in addition to the Company’s previously recorded reserve of $300 million for this matter. During the second quarter of 2017, Aptiv and the plaintiffs entered into an agreement to settle this matter for $310 million, which Aptiv paid in July 2017. The Company also recorded $32 million during the year ended December 31, 2017 related to the components of net periodic pension and postretirement benefit cost other than service costs, partially offset by $7 million of interest income. Also during the year ended December 31, 2017, Aptiv incurred approximately $8 million in transaction costs related to the acquisition of nuTonomy.
Refer to Note 19. Other Income, Net to the audited consolidated financial statements included herein for additional information.

Income Taxes

	Year Ended December 31,
	2018	2017	Favorable/ (unfavorable)
	(in millions)
Income tax expense	$250	$223	$(27)
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
The effective tax rate was 19% and 18% for the years ended December 31, 2018 and 2017, respectively. The effective tax rate for the year ended December 31, 2018 was impacted by approximately $30 million recorded as an adjustment to the provisional amounts recorded due to the enactment of the Tax Cuts and Jobs Act (“the Tax Legislation”) in the U.S. and approximately $30 million recorded related to the Company’s intellectual property transfer, as further described in Note 14. Income Taxes to the audited consolidated financial statements included herein, partially offset by favorable changes in geographic income mix in 2018 as compared to 2017, primarily due to changes in the underlying operations of the business.
The effective tax rate for the year ended December 31, 2017 was impacted by increased tax expense of approximately $50 million due to the enactment of the Tax Legislation in the U.S. on December 22, 2017, partially offset by favorable geographic income mix as compared to 2016, primarily due to changes in the underlying business operations. The Tax Legislation significantly revises the U.S. corporate income tax by, among other things, lowering corporate income tax rates and imposing a one-time repatriation tax on deemed repatriated earnings of foreign subsidiaries. Pursuant to ASU 2018-05, Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118, the Company recognized the provisional effects of the enactment of the Tax Legislation for which measurement could be reasonably estimated. The impact was primarily the result of increased tax expense due to the one-time deemed repatriation tax and a reduction of our foreign tax credit, partially offset by the favorable impact of the reduced tax rate on the Company’s net deferred tax liabilities. Pursuant to ASU 2018-05, adjustments to the provisional amounts recorded by the Company as of

December 31, 2017 identified within a subsequent measurement period of up to one year from the enactment date were included, as discussed above, as an adjustment to tax expense from continuing operations in the period the amounts are determined.

Equity Income

	Year Ended December 31,
	2018	2017	Favorable/ (unfavorable)
	(in millions)
Equity income, net of tax	$23	$31	$(8)
Equity income, net of tax reflects the Company’s interest in the results of ongoing operations of entities accounted for as equity method investments. Equity income decreased during the year ended December 31, 2018 as compared to the year ended December 31, 2017, primarily attributable to the performance of our joint ventures in North America and Asia Pacific as compared to the prior period.

Income from Discontinued Operations

	Year Ended December 31,
	2018	2017	Favorable/ (unfavorable)
	(in millions)
Income from discontinued operations, net of tax	$—	$365	$(365)
Income from discontinued operations, net of tax reflects the results of the Company’s previously reported Powertrain Systems segment, which has been reclassified to discontinued operations as a result of the spin-off of this business in December 2017. The year ended December 31, 2017 also includes $118 million of separation costs recorded related to the spin-off. No amounts were recorded to discontinued operations for the year ended December 31, 2018.
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

•
Advanced Safety and User Experience, which includes component and systems integration expertise in infotainment and connectivity, body controls and security systems, active and passive safety electronics, autonomous driving software and technologies, as well as advanced development of software.

•	Eliminations and Other, which includes i) the elimination of inter-segment transactions, and ii) certain other expenses and income of a non-operating or strategic nature.
As described in Note 25. Discontinued Operations to the audited consolidated financial statements contained herein, the Company’s previously reported Powertrain Systems and Thermal Systems segments have been classified as discontinued operations, which required retrospective application to balance sheet, statement of operations and certain cash flow financial information for all periods presented. Discontinued operations also includes the Company’s thermal original equipment service business, the results of which were previously reported within the Powertrain Systems segment. Certain operations, primarily related to contract manufacturing services previously included within the Thermal Systems segment but which were not included in the scope of the divestiture, and certain original equipment service businesses that was previously included within the Powertrain Systems segment but which was not included in the spin-off, are reported in continuing operations and have been reclassified within the Advanced Safety and User Experience and Signal and Power Solutions segments for all periods presented. Amounts for shared general and administrative operating expenses that were allocated to the Powertrain Systems and Thermal Systems segments in prior periods have been re-allocated to the Company’s reportable operating segments.

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
The reconciliation of Adjusted Operating Income to operating income includes, as applicable, restructuring, other acquisition and portfolio project costs (which includes costs incurred to integrate acquired businesses and to plan and execute product portfolio transformation actions, including business and product acquisitions and divestitures), asset impairments, gains (losses) on business divestitures and deferred compensation related to acquisitions. The reconciliations of Adjusted Operating Income to net income attributable to Aptiv for the years ended December 31, 2018 and 2017 are as follows:

	Signal and Power Solutions	Advanced Safety and User Experience	Eliminations and Other	Total
	(in millions)
For the Year Ended December 31, 2018:
Adjusted operating income	$1,424	$327	$—	$1,751
Restructuring	(90)	(19)	—	(109)
Other acquisition and portfolio project costs	(54)	(24)	—	(78)
Asset impairments	(1)	(33)	—	(34)
Deferred compensation related to nuTonomy acquisition	—	(57)	—	(57)
Operating income	$1,279	$194	$—	1,473
Interest expense				(141)
Other income, net				2
Income from continuing operations before income taxes and equity income				1,334
Income tax expense				(250)
Equity income, net of tax				23
Income from continuing operations				1,107
Income from discontinued operations, net of tax				—
Net income				1,107
Net income attributable to noncontrolling interest				40
Net income attributable to Aptiv				$1,067

	Signal and Power Solutions	Advanced Safety and User Experience	Eliminations and Other	Total
	(in millions)
For the Year Ended December 31, 2017:
Adjusted operating income	$1,302	$292	$—	$1,594
Restructuring	(67)	(62)	—	(129)
Other acquisition and portfolio project costs	(21)	(7)	—	(28)
Asset impairments	(8)	(1)	—	(9)
Deferred compensation related to nuTonomy acquisition	—	(12)	—	(12)
Operating income	$1,206	$210	$—	1,416
Interest expense				(140)
Other expense, net				(21)
Income from continuing operations before income taxes and equity income				1,255
Income tax expense				(223)
Equity income, net of tax				31
Income from continuing operations				1,063
Income from discontinued operations, net of tax				365
Net income				1,428
Net income attributable to noncontrolling interest				73
Net income attributable to Aptiv				$1,355

Net sales, gross margin as a percentage of net sales and Adjusted Operating Income by segment for the years ended December 31, 2018 and 2017 are as follows:

Net Sales by Segment

	Year Ended December 31,			Variance Due To:
	2018	2017	Favorable/ (unfavorable)	Volume, net of contractual price reductions	FX	Commodity Pass-through	Other	Total
	(in millions)			(in millions)
Signal and Power Solutions	$10,402	$9,507	$895	$642	$125	$128	$—	$895
Advanced Safety and User Experience	4,078	3,446	632	572	60	—	—	632
Eliminations and Other	(45)	(69)	24	33	(9)	—	—	24
Total	$14,435	$12,884	$1,551	$1,247	$176	$128	$—	$1,551

Gross Margin Percentage by Segment

	Year Ended December 31,
	2018	2017
Signal and Power Solutions	21.4%	22.2%
Advanced Safety and User Experience	12.4%	14.7%
Eliminations and Other	—%	—%
Total	18.9%	20.3%

Adjusted Operating Income by Segment

	Year Ended December 31,			Variance Due To:
	2018	2017	Favorable/ (unfavorable)	Volume, net of contractual price reductions	Operational performance	Other	Total
	(in millions)			(in millions)
Signal and Power Solutions	$1,424	$1,302	$122	$26	$104	$(8)	$122
Advanced Safety and User Experience	327	292	35	58	(45)	22	35
Eliminations and Other	—	—	—	—	—	—	—
Total	$1,751	$1,594	$157	$84	$59	$14	$157
As noted in the table above, Adjusted Operating Income for the year ended December 31, 2018 as compared to the year ended December 31, 2017 was impacted by volume and contractual price reductions, including product mix, and operational performance improvements which were offset by incremental investment in advanced technologies and engineering, as well as the following items included in Other in the table above:

•
$48 million of decreased warranty costs, primarily due to the accrual of $43 million during the year ended December 31, 2017 within the Advanced Safety and User Experience segment as a result of an agreement reached with one of our customers for a specific warranty matter, as further described in Note 9. Warranty Obligations; and

•	Favorable foreign currency impacts of $28 million, primarily related to the Euro and Chinese Yuan Renminbi; partially offset by

•	$86 million of increased depreciation and amortization, not including the impact of asset impairments, primarily as a result of a higher fixed asset base.

Consolidated Results of Operations
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

Total Net Sales
Below is a summary of Aptiv’s total net sales for the year ended December 31, 2017 versus December 31, 2016.

	Year Ended December 31,			Variance Due To:
	2017	2016	Favorable/ (unfavorable)	Volume, net of contractual price reductions	FX	Commodity pass-through	Other	Total
	(in millions)			(in millions)
Total net sales	$12,884	$12,274	$610	$717	$59	$104	$(270)	$610
Total net sales for the year ended December 31, 2017 increased 5% compared to the year ended December 31, 2016. We experienced volume growth of 8% for the period, primarily as a result of increased sales in Europe and Asia Pacific, and favorable foreign currency impacts, primarily related to the Euro, which was partially offset by decreases due to contractual price reductions. Net sales also decreased by a net $270 million as a result of acquisitions and divestitures, reflected in Other above, primarily due to the divestiture of our Mechatronics business in the fourth quarter of 2016, partially offset by the acquisition of Movimento in 2017. Refer to Note 20. Acquisitions and Divestitures to the audited consolidated financial statements included herein for further information regarding acquisitions and divestitures.

Cost of Sales
Cost of sales increased $743 million for the year ended December 31, 2017 compared to the year ended December 31, 2016, as summarized below. The Company’s material cost of sales was approximately 50% of net sales in both the year ended December 31, 2017 and December 31, 2016.

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

SG&A decreased as a percentage of sales for the year ended December 31, 2017 as compared to 2016, primarily due to the impact of cost reduction initiatives, including our continuing rotation to best cost manufacturing locations in Europe and initiatives focused on reducing global overhead costs.

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
Restructuring charges recorded during 2017 were primarily related to programs focused on the continued rotation of our manufacturing footprint to best cost locations in Europe and to reduce global overhead costs, including realignment of the Company's organizational structure due to changes in roles and workforce resulting from the spin-off of the Powertrain Systems segment. The Company recorded employee-related and other restructuring charges related to these programs totaling approximately $129 million during the year ended December 31, 2017, of which $89 million was recognized for programs focused on the continued rotation of our manufacturing footprint to best cost locations in Europe. The charges recorded during the year ended December 31, 2017 included the recognition of approximately $36 million of employee-related and other costs related to the initiation of a program to close a Western European Advanced Safety and User Experience manufacturing site, pursuant to the Company's ongoing European footprint rotation strategy. Cash payments for this restructuring action are expected to be principally completed by 2019.
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
The Company’s tax rate is affected by the fact that its parent entity was a U.K. resident taxpayer during 2017 and 2016, the tax rates in the U.K. and other jurisdictions in which the Company operates, the relative amount of income earned by jurisdiction and the relative amount of losses or income for which no tax benefit or expense was recognized due to a valuation allowance.
The effective tax rate was 18% and 17% for the years ended December 31, 2017 and 2016, respectively. The effective tax rate for the year ended December 31, 2017 was impacted by increased tax expense of approximately $50 million due to the enactment of the Tax Legislation in the U.S. on December 22, 2017, partially offset by favorable geographic income mix as compared to 2016, primarily due to changes in the underlying business operations. The Tax Legislation significantly revises the U.S. corporate income tax by, among other things, lowering corporate income tax rates and imposing a one-time repatriation tax on deemed repatriated earnings of foreign subsidiaries. Pursuant to ASU 2018-05, Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118, the Company recognized the provisional effects of the enactment of the Tax Legislation for which measurement could be reasonably estimated. The impact was primarily the result of increased tax expense due to the one-time deemed repatriation tax and a reduction of our foreign tax credit, partially offset by the favorable impact of the reduced tax rate on the Company’s net deferred tax liabilities. Although the Company continues to analyze certain aspects of the Tax Legislation and refine its assessment, the ultimate impact of the Tax Legislation may differ from these estimates due to its continued analysis or further regulatory guidance that may be issued as a result of the Tax Legislation. Pursuant to ASU 2018-05, adjustments to the provisional amounts recorded by the Company as of December 31, 2017 identified within a subsequent measurement period of up to one year from the enactment date will be included as an adjustment to tax expense from continuing operations in the period the amounts are determined.
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
Equity income, net of tax reflects the Company's interest in the results of ongoing operations of entities accounted for as equity method investments. Equity income decreased during the year ended December 31, 2017 as compared to the year ended December 31, 2016, attributable to the performance of our joint ventures as compared to the prior period.

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
Results of Operations by Segment
As described in Note 25. Discontinued Operations to the audited consolidated financial statements contained herein, the Company’s previously reported Powertrain Systems and Thermal Systems segments have been classified as discontinued operations, which required retrospective application to balance sheet, statement of operations and certain cash flow financial information for all periods presented. Discontinued operations also includes the Company’s thermal original equipment service business, the results of which were previously reported within the Powertrain Systems segment. Certain operations, primarily related to contract manufacturing services previously included within the Thermal Systems segment but which were not included in the scope of the divestiture, and certain original equipment service businesses that was previously included within the Powertrain Systems segment but which was not included in the spin-off, are reported in continuing operations and have been reclassified within the Advanced Safety and User Experience and Signal and Power Solutions segments for all periods presented. Amounts for shared general and administrative operating expenses that were allocated to the Powertrain Systems and Thermal Systems segments in prior periods have been re-allocated to the Company’s reportable operating segments.

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

	Signal and Power Solutions	Advanced Safety and User Experience	Eliminations and Other	Total
	(in millions)
For the Year Ended December 31, 2017:
Adjusted operating income	$1,302	$292	$—	$1,594
Restructuring	(67)	(62)	—	(129)
Other acquisition and portfolio project costs	(21)	(7)	—	(28)
Asset impairments	(8)	(1)	—	(9)
Deferred compensation related to nuTonomy acquisition	—	(12)	—	(12)
Operating income	$1,206	$210	$—	1,416
Interest expense				(140)
Other expense, net				(21)
Income from continuing operations before income taxes and equity income				1,255
Income tax expense				(223)
Equity income, net of tax				31
Income from continuing operations				1,063
Income from discontinued operations, net of tax				365
Net income				1,428
Net income attributable to noncontrolling interest				73
Net income attributable to Aptiv				$1,355

	Signal and Power Solutions	Advanced Safety and User Experience	Eliminations and Other	Total
	(in millions)
For the Year Ended December 31, 2016:
Adjusted operating income	$1,272	$351	$—	$1,623
Restructuring	(125)	(42)	—	(167)
Other acquisition and portfolio project costs	(48)	(9)	—	(57)
Asset impairments	—	(1)	—	(1)
Gain on business divestitures, net	—	141	—	141
Operating income	$1,099	$440	$—	1,539
Interest expense				(155)
Other expense, net				(384)
Income from continuing operations before income taxes and equity income				1,000
Income tax expense				(167)
Equity income, net of tax				35
Income from continuing operations				868
Income from discontinued operations, net of tax				458
Net income				1,326
Net income attributable to noncontrolling interest				69
Net income attributable to Aptiv				$1,257

Net sales, gross margin as a percentage of net sales and Adjusted Operating Income by segment for the years ended December 31, 2017 and 2016 are as follows:

Net Sales by Segment

	Year Ended December 31,			Variance Due To:
	2017	2016	Favorable/ (unfavorable)	Volume, net of contractual price reductions	FX	Commodity Pass-through	Other	Total
	(in millions)			(in millions)
Signal and Power Solutions	$9,507	$9,319	$188	$38	$47	$104	$(1)	$188
Advanced Safety and User Experience	3,446	3,024	422	679	18	—	(275)	422
Eliminations and Other	(69)	(69)	—	—	(6)	—	6	—
Total	$12,884	$12,274	$610	$717	$59	$104	$(270)	$610

Gross Margin Percentage by Segment

	Year Ended December 31,
	2017	2016
Signal and Power Solutions	22.2%	22.1%
Advanced Safety and User Experience (1)	14.7%	22.8%
Eliminations and Other	—%	—%
Total	20.3%	22.4%

(1)	Includes a pre-tax gain of $141 million recognized on the divestiture of the Company’s Mechatronics business during the year ended December 31, 2016.

Adjusted Operating Income by Segment

	Year Ended December 31,			Variance Due To:
	2017	2016	Favorable/ (unfavorable)	Volume, net of contractual price reductions	Operational performance	Other	Total
	(in millions)			(in millions)
Signal and Power Solutions	$1,302	$1,272	$30	$(145)	$154	$21	$30
Advanced Safety and User Experience	292	351	(59)	85	37	(181)	(59)
Eliminations and Other	—	—	—	—	—	—	—
Total	$1,594	$1,623	$(29)	$(60)	$191	$(160)	$(29)
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
As of December 31, 2018, we had cash and cash equivalents of $0.6 billion and net debt (defined as outstanding debt less cash and cash equivalents) of $3.8 billion. We also have access to additional liquidity pursuant to the terms of the $2.0 billion Revolving Credit Facility and the €300 million committed European accounts receivable factoring facility, as described below.
The following table summarizes our available liquidity, which includes cash, cash equivalents and funds available under our significant committed credit facilities, as of December 31, 2018. The amounts disclosed as available under the Company’s significant committed credit facilities are available without violating our existing debt covenants, which are described below.

December 31, 2018

(in millions)
Cash and cash equivalents	$567
Revolving Credit Facility, unutilized portion (1)	2,000
Committed European accounts receivable factoring facility, unutilized portion (2)	65
Total available liquidity	$2,632

(1)	Availability reduced by less than $1 million in letters of credit issued under the Credit Agreement as of December 31, 2018.

(2)	Based on December 31, 2018 foreign currency rates, subject to the availability of eligible accounts receivable.
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
We also continue to expect to be able to move funds between different countries to manage our global liquidity needs without material adverse tax implications, subject to current monetary policies and to the terms of the Credit Agreement. While a substantial portion of our operating income is generated by our non-U.S. subsidiaries, and as of December 31, 2018, the Company’s cash and cash equivalents held by our non-U.S. subsidiaries totaled $514 million, we utilize a combination of strategies, including dividends, cash pooling arrangements, intercompany loan repayments and other distributions and advances to provide the funds necessary to meet our global liquidity needs. There are no significant restrictions on the ability of our subsidiaries to pay dividends or make other distributions to Aptiv. If additional non-U.S. cash was needed for our U.S. operations, we may be required to accrue and pay withholding if we were to distribute such funds from non-U.S. subsidiaries to the U.S.; however, based on our current liquidity needs and strategies, we do not anticipate a need to accrue and pay such additional amounts.
Based on these factors, we believe we possess sufficient liquidity to fund our global operations and capital investments in 2019 and beyond.
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
On December 4, 2017, pursuant to the Separation and Distribution Agreement, the Company transferred to Delphi Technologies the assets and liabilities that comprised Delphi Technologies’ business. In connection with the Separation, the Company received a dividend of approximately $1,148 million from Delphi Technologies. The Company used the proceeds received from the dividend to fund growth initiatives, including increased investment in advanced technologies and engineering, and for general corporate purposes. The requirements for presenting Delphi Technologies as a discontinued operation were met when the Separation was completed. Accordingly, the accompanying consolidated financial statements reflect this business as a discontinued operation for all periods presented. Refer to Note 25. Discontinued Operations to the audited consolidated financial statements contained herein for further disclosure related to the Company’s discontinued operations.
In connection with the Separation, Aptiv and Delphi Technologies entered into various agreements to effect the Separation and to provide a framework for their relationship following the Separation, which included a Separation and Distribution Agreement, a Transition Services Agreement, a Tax Matters Agreement, an Employee Matters Agreement and Contract Manufacturing Services Arrangements. The transition services primarily involve Aptiv providing certain services to Delphi Technologies related to information technology and human resource infrastructure for terms of up to 24 months following the Separation. Aptiv recorded $11 million to other income during the year ended December 31, 2018 for certain fees earned pursuant to the Transition Services Agreement. In addition, Aptiv is also party to various commercial agreements with Delphi Technologies entities. In connection with the Separation, the Company received $180 million in cash from Delphi Technologies pursuant to the Tax Matters Agreement.
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
A summary of the ordinary shares repurchased during the years ended December 31, 2018, 2017 and 2016 is as follows:

	Year Ended December 31,
	2018	2017	2016
Total number of shares repurchased	6,530,369	4,667,193	9,481,946
Average price paid per share	$76.44	$82.00	$66.93
Total (in millions)	$499	$383	$635
As of December 31, 2018, approximately $490 million of share repurchases remained available under the April 2016 share repurchase program. All repurchased shares were retired, and are reflected as a reduction of ordinary share capital for the par value of the shares, with the excess applied as reductions to additional paid-in capital and retained earnings.
New Share Repurchase Program
In January 2019, the Board of Directors authorized a new share repurchase program of up to $2.0 billion of ordinary shares. This share repurchase program provides for share purchases in the open market or in privately negotiated transactions, depending on share price, market conditions and other factors, as determined by the Company. This program will commence following the completion of the Company’s April 2016 share repurchase program described above.
Dividends from Equity Investments
During the years ended December 31, 2018, 2017 and 2016, Aptiv received dividends of $12 million, $15 million and $17 million, respectively, from its equity method investments. The dividends were recognized as a reduction to the investment and represented a return on investment included in cash flows from operating activities from continuing operations.
Acquisitions
Winchester—On October 24, 2018, Aptiv acquired 100% of the equity interests of Winchester Interconnect (“Winchester”), a leading provider of custom engineered interconnect solutions for harsh environment applications, for approximately $682 million, net of cash acquired. As further described in Note 20. Acquisitions and Divestitures to the audited consolidated financial statements contained herein, the acquisition was accounted for as a business combination, with the operating results of Winchester included within the Company’s Signal and Power Solutions segment from the date of acquisition. The Company acquired Winchester utilizing cash on hand and short-term borrowings.
KUM—On June 14, 2018, Aptiv acquired 100% of the equity interests of KUM, a specialized manufacturer of connectors for the automotive industry, for total consideration of $526 million. As further described in Note 20. Acquisitions and Divestitures to the audited consolidated financial statements contained herein, the acquisition was accounted for as a business combination, with the operating results of KUM included within the Company’s Signal and Power Solutions segment from the date of acquisition. The Company acquired KUM utilizing cash on hand.
nuTonomy—On November 21, 2017, Aptiv acquired 100% of the equity interests of nuTonomy, Inc. (“nuTonomy”), a leading provider of autonomous driving software and technology, for total consideration of up to $454 million. Of the total consideration, $284 million of the purchase price was paid at closing, subject to certain post-closing adjustments, and $109 million of the purchase price will vest to certain selling shareholders in annual installments over a 3-year period from the acquisition date, subject to such shareholders’ compliance with certain employment conditions. Of the $109 million, approximately $7 million was payable after one year and approximately $51 million is payable after each of the second and third years following the acquisition date. These remaining installments will be recorded as a component of cost of sales ratably over the respective installment period. As further described in Note 20. Acquisitions and Divestitures to the audited consolidated financial statements contained herein, the acquisition was accounted for as a business combination, with the operating results of nuTonomy included within the Company’s Advanced Safety and User Experience segment from the date of acquisition. The Company acquired nuTonomy utilizing cash on hand.
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
PureDepth—On March 23, 2016, Aptiv acquired 100% of the equity interests of PureDepth, Inc. (“PureDepth”), a leading provider of 3D display technology, for approximately $15 million. As further described in Note 20. Acquisitions and Divestitures to the audited consolidated financial statements contained herein, the acquisition was accounted for as a business combination, with the operating results of PureDepth included within the Company’s Advanced Safety and User Experience segment from the date of acquisition. The Company acquired PureDepth utilizing cash on hand.
Technology Investments—During the fourth quarter of 2018, the Company’s Advanced Safety and User Experience segment made a $15 million investment in Affectiva, Inc., a leader in human perception artificial intelligence technology.
During the third quarter of 2017, the Company’s Advanced Safety and User Experience segment made investments in two leading developers of Light Detection and Ranging (“LIDAR”) technology, a $15 million investment in Innoviz Technologies and a $10 million investment in LeddarTech, Inc.
During the second quarter of 2017, the Company’s Signal and Power Solutions segment made a $10 million investment in Valens Semiconductor Ltd., a leading provider of signal processing technology for high frequency data transmission of connected car content. During the first quarter of 2017, the Company’s Advanced Safety and User Experience segment made a $15 million investment in Otonomo Technologies Ltd., the developer of a connected car data marketplace. As further described in Note 5. Investments in Affiliates, these investments are accounted for in accordance with ASU 2016-01, as further described in Note 2. Significant Accounting Policies to the audited consolidated financial statements contained herein.
Divestitures
Powertrain Systems Spin-Off —As described above, on December 4, 2017, the Company completed the spin-off of its former Powertrain Systems segment into a new publicly traded company, Delphi Technologies PLC. In connection with the Separation, the Company received a dividend of approximately $1,148 million from Delphi Technologies. The Company used the proceeds received from the dividend to fund growth initiatives, including increased investment in advanced technologies and engineering. The requirements for presenting Delphi Technologies as a discontinued operation were met when the Separation was completed. Accordingly, the accompanying consolidated financial statements reflect this business as a discontinued operation for all periods presented. Refer to Note 25. Discontinued Operations to the audited consolidated financial statements contained herein for further disclosure related to the Company’s discontinued operations.
Mechatronics—On December 30, 2016, Aptiv completed the sale of its Mechatronics business, which was previously reported within the Company’s Advanced Safety and User Experience segment, for net cash proceeds of approximately $197 million. The net sales of this business in 2016 prior to divestiture were approximately $290 million for the year ended December, 31 2016. Aptiv recognized a pre-tax gain on the divestiture of $141 million within cost of sales in the fourth quarter of 2016.
Thermal Systems—On June 30, 2015 the Company closed the sale of its wholly owned Thermal Systems business to MAHLE for net cash proceeds of approximately $660 million and recognized an after-tax gain on the divestiture of $271 million in 2015. Post-closing adjustments of $3 million, primarily related to the settlement of contingent liabilities, were recorded as a reduction to the gain on the divestiture during the year ended December 31, 2016. Proceeds received from the sale were used to fund growth initiatives, including acquisitions, as well as share repurchases.
On March 31, 2016, Aptiv closed the sale of its 50 percent interest in its Shanghai Delphi Automotive Air Conditioning (“SDAAC”) joint venture to one of the Company’s joint venture partners, Shanghai Aerospace Automobile Electromechanical Co., Ltd (“SAAE”). The Company received cash proceeds of $62 million, net of tax, transaction costs and $29 million of cash divested, and recognized an after-tax gain on the divestiture of $104 million within income from discontinued operations during the year ended December 31, 2016. The financial results of SDAAC, which were consolidated by Aptiv, were historically reported as part of the Thermal Systems segment.

Accordingly, the Thermal Systems business has been classified as discontinued operations. Refer to Note 25. Discontinued Operations to the audited consolidated financial statements contained herein for further disclosure related to the Company’s discontinued operations. The disposal of the Thermal Systems business did not have a material impact on our liquidity or capital resources, and we have not had significant continuing involvement with the divested Thermal Systems business following the closing of the transactions.
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
The Tranche A Term Loan and the Revolving Credit Facility mature on August 17, 2021. Beginning in the fourth quarter of 2017, Aptiv was obligated to begin making quarterly principal payments throughout the term of the Tranche A Term Loan according to the amortization schedule in the Credit Agreement. The Credit Agreement also contains an accordion feature that permits Aptiv to increase, from time to time, the aggregate borrowing capacity under the Credit Agreement by up to an additional $1 billion (or a greater amount based upon a formula set forth in the Credit Agreement) upon Aptiv’s request, the agreement of the lenders participating in the increase, and the approval of the Administrative Agent and existing lenders.
As of December 31, 2018, Aptiv had no amounts outstanding under the Revolving Credit Facility and less than $1 million in letters of credit issued under the Credit Agreement. Letters of credit issued under the Credit Agreement reduce availability under the Revolving Credit Facility. The maximum amount drawn under the Revolving Credit Facility during the year ended December 31, 2018 to manage intra-month working capital requirements was $250 million.
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

	December 31, 2018		December 31, 2017
	LIBOR plus	ABR plus	LIBOR plus	ABR plus
Revolving Credit Facility	1.10%	0.10%	1.10%	0.10%
Tranche A Term Loan	1.25%	0.25%	1.25%	0.25%
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
The interest rate period with respect to LIBOR interest rate options can be set at one-, two-, three-, or six-months as selected by Aptiv in accordance with the terms of the Credit Agreement (or other period as may be agreed by the applicable lenders). Aptiv may elect to change the selected interest rate option in accordance with the provisions of the Credit Agreement. As of December 31, 2018, Aptiv selected the one-month LIBOR interest rate option on the Tranche A Term Loan, and the rate effective as of December 31, 2018, as detailed in the table below, was based on the Company’s current credit rating and the Applicable Rate for the Credit Agreement:

		Borrowings as of
		December 31, 2018	Rates effective as of
	Applicable Rate	(in millions)	December 31, 2018
Tranche A Term Loan	LIBOR plus 1.25%	$385	3.75%
Borrowings under the Credit Agreement are prepayable at Aptiv’s option without premium or penalty.
The Credit Agreement contains certain covenants that limit, among other things, the Company’s (and the Company’s subsidiaries’) ability to incur certain additional indebtedness or liens or to dispose of substantially all of its assets. In addition, the Credit Agreement requires that the Company maintain a consolidated leverage ratio (the ratio of Consolidated Total Indebtedness to Consolidated EBITDA, each as defined in the Credit Agreement) of less than 3.50 to 1.0. The Credit Agreement also contains events of default customary for financings of this type. The Company was in compliance with the Credit Agreement covenants as of December 31, 2018.
As of December 31, 2018, all obligations under the Credit Agreement were borrowed by Aptiv Corporation and jointly and severally guaranteed by its direct and indirect parent companies, subject to certain exceptions set forth in the Credit Agreement. Refer to Note 22. Supplemental Guarantor and Non-Guarantor Condensed Consolidating Financial Statements for additional information.
Senior Unsecured Notes
On February 14, 2013, Aptiv Corporation issued $800 million of 5.00% senior unsecured notes due 2023 (the “2013 Senior Notes”) in a transaction registered under Rule 144A and Regulation S of the Securities Act of 1933 (the “Securities Act”). The proceeds were primarily utilized to prepay our term loan indebtedness under the Credit Agreement. Aptiv paid approximately $12 million of issuance costs in connection with the 2013 Senior Notes. Interest was payable semi-annually on February 15 and August 15 of each year to holders of record at the close of business on February 1 or August 1 immediately preceding the interest payment date. In September 2016, Aptiv redeemed for cash the entire $800 million aggregate principal amount outstanding of the 2013 Senior Notes, primarily financed by the proceeds from the issuance of the 2016 Euro-denominated Senior Notes and the 2016 Senior Notes, each as defined below. As a result of the redemption of the 2013 Senior Notes, Aptiv recognized a loss on debt extinguishment of approximately $70 million during the year ended December 31, 2016 within other income (expense), net in the consolidated statement of operations.
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
On November 19, 2015, Aptiv PLC issued $1.3 billion in aggregate principal amount of senior unsecured notes in a transaction registered under the Securities Act, comprised of $650 million of 3.15% senior unsecured notes due 2020 (the “3.15% Senior Notes”) and $650 million of 4.25% senior unsecured notes due 2026 (the “4.25% Senior Notes”) (collectively, the “2015 Senior Notes”). The 3.15% Senior Notes were priced at 99.784% of par, resulting in a yield to maturity of 3.197%, and the 4.25% Senior Notes were priced at 99.942% of par, resulting in a yield to maturity of 4.256%. The proceeds were primarily utilized to fund a portion of the cash consideration for the acquisition of HellermannTyton PLC, and for general corporate purposes, including the payment of fees and expenses associated with the HellermannTyton PLC acquisition and the related financing transaction. Aptiv incurred approximately $8 million of issuance costs in connection with the 2015 Senior Notes. Interest on the 3.15% Senior Notes is payable semi-annually on May 19 and November 19 of each year to holders of record at the close of business on May 4 or November 4 immediately preceding the interest payment date. Interest on the 4.25% Senior Notes is payable semi-annually on January 15 and July 15 of each year to holders of record at the close of business on January 1 or July 1 immediately preceding the interest payment date.
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
Although the specific terms of each indenture governing each series of senior notes vary, the indentures contain certain restrictive covenants, including with respect to Aptiv’s (and Aptiv’s subsidiaries) ability to incur liens, enter into sale and leaseback transactions and merge with or into other entities. As of December 31, 2018, the Company was in compliance with the provisions of all series of the outstanding senior notes.
The 2013 Senior Notes and the 2014 Senior Notes were issued by Aptiv Corporation. The 2014 Senior Notes are, and prior to their redemption, the 2013 Senior Notes were, fully and unconditionally guaranteed, jointly and severally, by Aptiv PLC and by certain of Aptiv PLC’s direct and indirect subsidiaries which are directly or indirectly 100% owned by Aptiv PLC, subject to customary release provisions (other than in the case of Aptiv PLC). The 2015 Euro-denominated Senior Notes, 2015 Senior Notes, 2016 Euro-denominated Senior Notes and 2016 Senior Notes issued by Aptiv PLC are fully and unconditionally guaranteed, jointly and severally, by certain of Aptiv PLC’s direct and indirect subsidiaries (including Aptiv Corporation), which are directly or indirectly 100% owned by Aptiv PLC, subject to customary release provisions. Refer to Note 22. Supplemental Guarantor and Non-Guarantor Condensed Consolidating Financial Statements for additional information.
Other Financing
Receivable factoring—Aptiv maintains a €300 million European accounts receivable factoring facility that is available on a committed basis. This facility is accounted for as short-term debt and borrowings are subject to the availability of eligible accounts receivable. Collateral is not required related to these trade accounts receivable. This program renews on a non-committed, indefinite basis unless terminated by either party. Borrowings bear interest at Euro Interbank Offered Rate (“EURIBOR”) plus 0.42% for borrowings denominated in Euros. As of December 31, 2018, Aptiv had $279 million outstanding on the European accounts receivable factoring facility. No amounts were outstanding on the European accounts receivable factoring facility as of December 31, 2017. The maximum amount drawn under the European facility during the year ended December 31, 2018 to manage working capital requirements was $338 million.
Capital leases and other—As of December 31, 2018 and December 31, 2017, approximately $32 million and $42 million, respectively, of other debt primarily issued by certain non-U.S. subsidiaries and capital lease obligations were outstanding.
Letter of credit facilities—In addition to the letters of credit issued under the Credit Agreement, Aptiv had approximately $2 million outstanding through other letter of credit facilities as of December 31, 2018, primarily to support arrangements and other obligations at certain of its subsidiaries. There were no amounts outstanding under these letter of credit facilities as of December 31, 2017.
Government programs—Aptiv pursues manufacturing development and financial assistance incentive programs that may be awarded by government entities. Aptiv’s technology development programs are competitively awarded from agencies of the U.S. Federal Government, primarily from the U.S. Department of Energy (“DOE”). We received less than $1 million from Federal agencies in the year ended December 31, 2018 for work performed. These programs supplement our internal research and development funds and directly support our product focus of Safe, Green and Connected. We continue to pursue technology development programs by bidding on competitively procured programs from the DOE, as well as the DOT. Some of these programs were bid with us being the lead or “Prime Contractor,” and some were bid with us as a “Subrecipient” to the Prime Contractor.
Contractual Commitments
The following table summarizes our expected cash outflows resulting from financial contracts and commitments as of December 31, 2018, with amounts denominated in foreign currencies translated using foreign currency rates as of December 31, 2018. We have not included information on our recurring purchases of materials for use in our manufacturing operations. These amounts are generally consistent from year to year, closely reflect our levels of production, and are not long-term in nature. The amounts below exclude the gross liability for uncertain tax positions of $209 million as of December 31, 2018. We do not expect a significant payment related to these obligations to be made within the next twelve months. We are not able to provide a reasonably reliable estimate of the timing of future payments relating to the non-current portion of obligations associated with uncertain tax positions. For more information, refer to Note 14. Income Taxes to the audited consolidated financial statements included herein.

	Payments due by Period
	Total	2019	2020 & 2021	2022 & 2023	Thereafter
	(in millions)
Debt and capital lease obligations (excluding interest)	$4,369	$306	$1,024	$6	$3,033
Estimated interest costs related to debt and capital lease obligations	998	130	229	182	457
Operating lease obligations	514	103	173	118	120
Contractual commitments for capital expenditures	185	183	2	—	—
Other contractual purchase commitments, including information technology	177	72	94	11	—
Total	$6,243	$794	$1,522	$317	$3,610
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
Capital Expenditures
Supplier selection in the automotive industry is generally finalized several years prior to the start of production of the vehicle. Therefore, current capital expenditures are based on customer commitments entered into previously, generally several years ago when the customer contract was awarded. As of December 31, 2018, we had approximately $185 million in outstanding cancellable and non-cancellable capital commitments. Capital expenditures by operating segment and geographic region for the periods presented were:

	Year Ended December 31,
	2018	2017	2016
	(in millions)
Signal and Power Solutions	$534	$477	$458
Advanced Safety and User Experience	245	196	131
Eliminations and Other (1)	67	25	68
Total capital expenditures	$846	$698	$657
North America	$314	$301	$237
Europe, Middle East & Africa	300	234	253
Asia Pacific	220	151	163
South America	12	12	4
Total capital expenditures	$846	$698	$657

(1)	Eliminations and Other includes capital expenditures amounts attributable to corporate administrative and support functions, including corporate headquarters and certain technical centers.
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
Operating activities—Net cash provided by operating activities from continuing operations totaled $1,640 million and $1,106 million for the year ended December 31, 2018 and 2017, respectively. Cash flow from operating activities from continuing operations for the year ended December 31, 2018 consisted primarily of net earnings from continuing operations of $1,107 million, increased by $711 million for non-cash charges for depreciation, amortization and pension costs, partially offset by $216 million related to changes in operating assets and liabilities, net of restructuring and pension contributions. Cash flow from operating activities from continuing operations for the year ended December 31, 2017 consisted primarily of net earnings from continuing operations of $1,063 million, increased by $597 million for non-cash charges for depreciation, amortization and pension costs, partially offset by $576 million related to changes in operating assets and liabilities, including $310 million paid to settle the Unsecured Creditors litigation, net of restructuring and pension contributions.
Net cash provided by operating activities from continuing operations totaled $1,494 million for the year ended December 31, 2016, which consisted of net earnings from continuing operations of $868 million, increased by $594 million for non-cash charges for depreciation, amortization, pension costs and extinguishment of debt, and $247 million related to changes in operating assets and liabilities, net of restructuring and pension contributions.
Investing activities—Net cash used in investing activities from continuing operations totaled $2,048 million and $1,093 million for the year ended December 31, 2018 and 2017, respectively. The increase in usage is primarily attributable to $1,213 million paid for business acquisitions and technology investments, as compared to $374 million paid for business acquisitions and technology investments during the year ended December 31, 2017. Additionally, capital expenditures increased $148 million during the year ended December 31, 2018 as compared to the year ended December 31, 2017.
Net cash used in investing activities from continuing operations totaled $412 million for the year ended December 31, 2016, which was primarily attributable to $657 million paid for capital expenditures and $18 million paid for business acquisitions and technology investments. Additionally during 2016, net proceeds of $197 million were received from the sale of the Mechatronics business and $48 million was received from the sale of discontinued operations.
Financing activities—Net cash used in financing activities totaled $555 million for the year ended December 31, 2018 and net cash provided by financing activities totaled $456 million for the year ended December 31, 2017. Cash flows used in financing activities for the year ended December 31, 2018 primarily included $499 million paid to repurchase ordinary shares, $233 million of dividend payments and $13 million of contingent consideration and deferred acquisition purchase price payments. Cash flows provided by financing activities for the year ended December 31, 2017 primarily included the dividend received from Delphi Technologies in connection with the spin-off of $1,148 million, as well as other cash received from Delphi Technologies of $180 million, which was partially offset by $383 million paid to repurchase ordinary shares, $310 million of dividend payments and $24 million of contingent consideration and deferred acquisition purchase price payments.
Net cash used in financing activities totaled $1,081 million for the year ended December 31, 2016, which primarily included the net proceeds of approximately $852 million received from the issuance of the 2016 Euro-denominated Senior Notes and the 2016 Senior Notes, which were primarily utilized to redeem the $800 million 2013 Senior Notes, as well as $634 million paid to repurchase ordinary shares and $317 million of dividend payments.

Off-Balance Sheet Arrangements and Other Matters
We do not engage in any off-balance sheet financial arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Pension Benefits
Certain of our non-U.S. subsidiaries sponsor defined benefit pension plans, which generally provide benefits based on negotiated amounts for each year of service. Our primary non-U.S. plans are located in France, Germany, Mexico, Portugal and the United Kingdom (“U.K.”). The U.K. and certain Mexican plans are funded. In addition, we have defined benefit plans in South Korea, Turkey and Italy for which amounts are payable to employees immediately upon separation. The obligations for these plans are recorded over the requisite service period. We anticipate making pension contributions and benefit payments of approximately $40 million for non-U.S. plans in 2019.
Aptiv sponsors a Supplemental Executive Retirement Program (“SERP”) for those employees who were U.S. executives of DPHH prior to September 30, 2008 and were still U.S. executives of the Company on October 7, 2009, the effective date of the program. This program is unfunded. Executives receive benefits over 5 years after an involuntary or voluntary separation from Aptiv. The SERP is closed to new members and was frozen effective September 30, 2008. There are no required contributions for the SERP in 2018, although we anticipate making benefit payments of approximately $8 million for the SERP in 2019.
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
Environmental Matters
We are subject to the requirements of U.S. federal, state, local and non-U.S. environmental and safety and health laws and regulations. These include laws regulating air emissions, water discharge, hazardous materials and waste management. We have an environmental management structure designed to facilitate and support our compliance with these requirements globally. Although it is our intent to comply with all such requirements and regulations, we cannot provide assurance that we are at all times in compliance. Environmental requirements are complex, change frequently and have tended to become more stringent over time, and we therefore cannot ensure that our eventual environmental remediation costs and liabilities will not be material.
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
As of December 31, 2018 and 2017, the undiscounted reserve for environmental investigation and remediation was approximately $4 million (of which $1 million was recorded in accrued liabilities and $3 million was recorded in other long-term liabilities) and $4 million (which was recorded in other long-term liabilities). Aptiv cannot ensure that environmental requirements will not change or become more stringent over time or that its eventual environmental remediation costs and liabilities will not exceed the amount of its current reserves. In the event that such liabilities were to significantly exceed the amounts recorded, Aptiv’s results of operations could be materially affected.
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
Acquisitions
In accordance with accounting guidance for the provisions in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 805, Business Combinations, we allocate the purchase price of an acquired business to its identifiable assets and liabilities based on estimated fair values. The excess of the purchase price over the amount allocated to the assets and liabilities, if any, is recorded as goodwill. In addition, an acquisition may include a contingent consideration component, such as our acquisition agreement for nuTonomy. The fair value of the contingent consideration is estimated as of the date of the acquisition and is recorded as part of the purchase price. This estimate is updated in future periods and any changes in the estimate, which are not considered an adjustment to the purchase price, are recorded in our consolidated statements of operations.
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
In addition to our ordinary warranty provisions with customers, we are also at risk for product recall costs, which are costs incurred when a customer or the Company recalls a product through a formal campaign soliciting return of that product. In addition, the National Highway Traffic Safety Administration (“NHTSA”) has the authority, under certain circumstances, to require recalls to remedy safety concerns. Product recall costs typically include the cost of the product being replaced as well as the customer’s cost of the recall, including labor to remove and replace the recalled part. The Company accrues for costs related to product recalls as part of our warranty accrual at the time an obligation becomes probable and can be reasonably estimated. Actual costs incurred could differ from the amounts estimated, requiring adjustments to these reserves in future periods. It is possible that changes in our assumptions or future product recall issues could materially affect our financial position, results of operations or cash flows.
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
The principal assumptions used to determine the pension expense and the actuarial value of the projected benefit obligation for the U.S. and non-U.S. pension plans were:
Assumptions used to determine benefit obligations at December 31:

	Pension Benefits
	U.S. Plans		Non-U.S. Plans
	2018	2017	2018	2017
Weighted-average discount rate	3.80%	2.70%	3.53%	3.39%
Weighted-average rate of increase in compensation levels	N/A	N/A	3.74%	3.65%
Assumptions used to determine net expense for years ended December 31:

	Pension Benefits
	U.S. Plans			Non-U.S. Plans
	2018	2017	2016	2018	2017	2016
Weighted-average discount rate	2.70%	2.70%	2.70%	3.39%	2.83%	3.81%
Weighted-average rate of increase in compensation levels	N/A	N/A	N/A	3.65%	3.86%	3.67%
Weighted-average expected long-term rate of return on plan assets	N/A	N/A	N/A	5.63%	5.84%	5.84%
We select discount rates by analyzing the results of matching each plan’s projected benefit obligations with a portfolio of high-quality fixed income investments rated AA- or higher by Standard and Poor’s.
Aptiv does not have any U.S. pension assets; therefore no U.S. asset rate of return calculation was necessary for 2018, 2017 or 2016. The primary funded non-U.S. plans are in the United Kingdom (“U.K.”) and Mexico. For the determination of 2018 expense, we assumed a long-term expected asset rate of return of approximately 5.50% and 7.50% for the U.K. and Mexico, respectively. We evaluated input from local actuaries and asset managers, including consideration of recent fund performance and historical returns, in developing the long-term rate of return assumptions. The assumptions for the U.K. and Mexico are primarily conservative long-term, prospective rates. To determine the expected return on plan assets, the market-related value of our plan assets is actual fair value.
Our pension expense for 2019 is determined at the December 31, 2018 measurement date. For purposes of analysis, the following table highlights the sensitivity of our pension obligations and expense attributable to continuing operations to changes in key assumptions:

Change in Assumption	Impact on Pension Expense	Impact on PBO
25 basis point (“bp”) decrease in discount rate	+ $2 million	+ $28 million
25 bp increase in discount rate	- $2 million	- $26 million
25 bp decrease in long-term expected return on assets	+ $1 million	—
25 bp increase in long-term expected return on assets	- $1 million	—
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
Goodwill and Intangible Assets
We periodically review goodwill for impairment indicators. We review goodwill for impairment annually in the fourth quarter or more frequently if events or changes in circumstances indicate that goodwill might be impaired. The Company performs the goodwill impairment review at the reporting unit level. We perform a qualitative assessment (step 0) of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount. If not, no further goodwill impairment testing is performed. If so, we perform the step 1 and step 2 tests discussed hereafter. Our qualitative assessment involves significant estimates, assumptions, and judgments, including, but not limited to, macroeconomic conditions, industry and market conditions, financial performance of the Company, reporting unit specific events and changes in the Company’s share price.
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

Inventories
Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or net realizable value, including direct material costs and direct and indirect manufacturing costs. Refer to Note 3. Inventories to the audited consolidated financial statements included herein. Obsolete inventory is identified based on analysis of inventory for known obsolescence issues, and, as of December 31, 2018, the market value of inventory on hand in excess of one year’s supply is generally fully-reserved.
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
As of December 31, 2018 and 2017, we were in a net derivative liability position of $20 million and a net derivative asset position of $12 million, respectively, and there were no adjustments recorded for nonperformance risk based on the application of peer companies’ CDS rates and because Aptiv’s exposures were to counterparties with investment grade credit ratings. Refer to Note 17. Derivatives and Hedging Activities to the audited consolidated financial statements included herein for more information.
Share-Based Compensation
The Aptiv PLC Long Term Incentive Plan, as amended and restated effective April 23, 2015 (“PLC LTIP”) allows for the grant of share-based awards for long-term compensation to the employees, directors, consultants and advisors of the Company (further discussed in Note 21. Share-Based Compensation to the audited consolidated financial statements included herein). Grants of restricted stock units (“RSUs”) to Aptiv’s executives have been made under the PLC LTIP in each year from 2012 to 2018, and are expected to continue to be made annually. The RSU awards include a time-based vesting portion and a performance-based vesting portion. The performance-based vesting portion includes performance and market conditions in addition to service conditions. We determine the grant date fair value of the RSUs based on the closing price of the Company’s ordinary shares on the date of the grant of the award and a contemporaneous valuation performed by an independent valuation specialist with respect to certain market conditions that impact the performance-based vesting portion of the RSUs. We recognize compensation expense based upon the grant date fair value of the awards applied to the Company’s best estimate of ultimate performance against the respective targets on a straight-line basis over the requisite vesting period of the awards, adjusted for an estimate for forfeitures. The performance conditions require management to make assumptions regarding the likelihood of achieving certain performance goals. Changes in these performance assumptions, as well as differences in actual results from management’s estimates, could result in estimated or actual fair values different from previously estimated fair values, which could materially impact the Company’s future results of operations and financial condition.
Modifications to the terms of share-based awards are treated as an exchange of the original award for a new award with the resulting total compensation cost equal to the grant-date fair value of the original award plus the incremental value of the modification to the award. The calculation of the incremental value is based on the excess of the fair value of the new (modified) award based on current circumstances over the fair value of the original award measured immediately before its terms are modified based on current circumstances. To the extent there is incremental compensation cost relating to the newly modified award, it is recognized ratably over the requisite service period.
Refer to Note 21. Share-Based Compensation to the audited consolidated financial statements included herein for additional information.
Recently Issued Accounting Pronouncements
Refer to Note 2. Significant Accounting Policies to the audited consolidated financial statements included herein for a complete description of recent accounting standards which we have not yet been required to implement which may be applicable to our operations. Additionally, the significant accounting standards that have been adopted during the year ended December 31, 2018 are described.
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
Currency Exchange Rate Risk
Currency exposures may impact future earnings and/or operating cash flows. We have currency exposures related to buying, selling and financing in currencies other than the local functional currencies in which we operate (“transactional exposure”). We also have currency exposures related to the translation of the financial statements of our foreign subsidiaries that use the local currency as their functional currency into U.S. dollars, the Company’s reporting currency (“translational exposure”). The impact of translational exposure is recorded within currency translation adjustment in the Consolidated Statements of Comprehensive Income. During the year ended December 31, 2018, the foreign currency translation adjustment loss of $194 million was primarily due to the impact of a strengthening U.S. dollar, which increased approximately 5% in relation to both the Euro and the Chinese Yuan Renminbi from December 31, 2017.
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
In some instances, we choose to reduce our transactional exposures through financial instruments (hedges) that provide offsets or limits to our exposures. Currently our most significant hedged currency exposures relate to the Mexican Peso, Chinese Yuan Renminbi, Polish Zloty, Euro and Turkish Lira. As of December 31, 2018 and December 31, 2017 the net fair value liability of all financial instruments, including hedges and underlying transactions, with exposure to currency risk was approximately $1,412 million and $1,397 million, respectively. The potential loss or gain in fair value for such financial instruments from a hypothetical 10% adverse or favorable change in quoted currency exchange rates would be approximately $131 million and $156 million at December 31, 2018 and 2017, respectively. The impact of a 10% change in rates on fair value differs from a 10% change in the net fair value asset due to the existence of hedges. The model assumes a parallel shift in currency exchange rates; however, currency exchange rates rarely move in the same direction. The assumption that currency exchange rates change in a parallel fashion may overstate the impact of changing currency exchange rates on assets and liabilities denominated in currencies other than the U.S. dollar.
Commodity Price Risk
Commodity swaps/average rate forward contracts are executed to offset a portion of our exposure to the potential change in prices mainly for various non-ferrous metals used in the manufacturing of automotive components, primarily copper. The net fair value of our contracts was a liability of approximately $22 million and an asset of approximately $35 million at December 31, 2018 and 2017, respectively. If the price of the commodities that are being hedged by our commodity swaps/average rate forward contracts changed adversely or favorably by 10%, the fair value of our commodity swaps/average rate forward contracts would decrease or increase by $25 million and $19 million at December 31, 2018 and 2017, respectively. A 10% change in the net fair value liability differs from a 10% change in rates on fair value due to the relative differences between the underlying commodity prices and the prices in place in our commodity swaps/average rate forward contracts. These amounts exclude the offsetting impact of the price risk inherent in the physical purchase of the underlying commodities.
Interest Rate Risk
Our exposure to market risk associated with changes in interest rates relates primarily to our debt obligations. We do not use interest rate swap or other derivative contracts to manage our exposure to fluctuations in interest rates. As of December 31, 2018, we had approximately $385 million of floating rate debt, related to the Credit Agreement. The Credit Agreement carries an interest rate, at our option, on Tranche A term loan borrowings of either (a) the ABR plus 0.25% per annum, or (b) LIBOR plus 1.25% per annum, and on Revolving Credit Facility borrowings of either (a) the ABR plus 0.10% per annum, or (b) LIBOR plus 1.10% per annum.
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
The table below indicates interest rate sensitivity on interest expense to floating rate debt based on amounts outstanding as of December 31, 2018.

Tranche A Term Loan
Change in Rate	(impact to annual interest expense, in millions)
25 bps decrease	- $1
25 bps increase	+$1

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Aptiv PLC

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Aptiv PLC (the Company) as of December 31, 2018 and 2017, and the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 4, 2019 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
February 4, 2019

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Aptiv PLC

Opinion on Internal Control over Financial Reporting

We have audited Aptiv PLC’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Aptiv PLC (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, and the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2018, and related footnotes and schedule and our report dated February 4, 2019 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP
Detroit, Michigan
February 4, 2019

APTIV PLC
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2018	2017	2016
	(in millions, except per share amounts)
Net sales	$14,435	$12,884	$12,274
Operating expenses:
Cost of sales	11,706	10,270	9,527
Selling, general and administrative	993	952	924
Amortization	154	117	117
Restructuring (Note 10)	109	129	167
Total operating expenses	12,962	11,468	10,735
Operating income	1,473	1,416	1,539
Interest expense	(141)	(140)	(155)
Other income (expense), net (Note 19)	2	(21)	(384)
Income from continuing operations before income taxes and equity income	1,334	1,255	1,000
Income tax expense	(250)	(223)	(167)
Income from continuing operations before equity income	1,084	1,032	833
Equity income, net of tax	23	31	35
Income from continuing operations	1,107	1,063	868
Income from discontinued operations, net of tax (Note 25)	—	365	458
Net income	1,107	1,428	1,326
Net income attributable to noncontrolling interest	40	73	69
Net income attributable to Aptiv	$1,067	$1,355	$1,257

Amounts attributable to Aptiv:
Income from continuing operations	$1,067	$1,021	$834
Income from discontinued operations	—	334	423
Net income	$1,067	$1,355	$1,257

Basic net income per share:
Continuing operations	$4.04	$3.82	$3.05
Discontinued operations	—	1.25	1.55
Basic net income per share attributable to Aptiv	$4.04	$5.07	$4.60
Weighted average number of basic shares outstanding	264.41	267.16	273.02

Diluted net income per share:
Continuing operations	$4.02	$3.81	$3.05
Discontinued operations	—	1.25	1.54
Diluted net income per share attributable to Aptiv	$4.02	$5.06	$4.59
Weighted average number of diluted shares outstanding	265.22	268.03	273.70
See notes to consolidated financial statements.

APTIV PLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2018	2017	2016
	(in millions)
Net income	$1,107	$1,428	$1,326
Other comprehensive (loss) income:
Currency translation adjustments	(194)	315	(147)
Net change in unrecognized (loss) gain on derivative instruments, net of tax (Note 17)	(39)	15	95
Employee benefit plans adjustment, net of tax (Note 12)	2	11	(139)
Other comprehensive (loss) income	(231)	341	(191)
Comprehensive income	876	1,769	1,135
Comprehensive income attributable to noncontrolling interests	32	83	60
Comprehensive income attributable to Aptiv	$844	$1,686	$1,075
See notes to consolidated financial statements.

APTIV PLC
CONSOLIDATED BALANCE SHEETS

	December 31,
	2018	2017
	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$567	$1,596
Restricted cash	1	1
Accounts receivable, net	2,487	2,440
Inventories (Note 3)	1,277	1,083
Other current assets (Note 4)	445	521
Total current assets	4,777	5,641
Long-term assets:
Property, net (Note 6)	3,179	2,804
Investments in affiliates	99	91
Intangible assets, net (Note 7)	1,380	1,219
Goodwill (Note 7)	2,524	1,944
Other long-term assets (Note 4)	521	470
Total long-term assets	7,703	6,528
Total assets	$12,480	$12,169
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt (Note 11)	$306	$17
Accounts payable	2,334	2,227
Accrued liabilities (Note 8)	1,054	1,296
Total current liabilities	3,694	3,540
Long-term liabilities:
Long-term debt (Note 11)	4,038	4,132
Pension benefit obligations (Note 12)	445	454
Other long-term liabilities (Note 8)	633	526
Total long-term liabilities	5,116	5,112
Total liabilities	8,810	8,652
Commitments and contingencies (Note 13)
Shareholders’ equity:
Preferred shares, $0.01 par value per share, 50,000,000 shares authorized, none issued and outstanding	—	—
Ordinary shares, $0.01 par value per share, 1,200,000,000 shares authorized, 259,991,022 and 265,839,794 issued and outstanding as of December 31, 2018 and December 31, 2017, respectively	3	3
Additional paid-in-capital	1,639	1,649
Retained earnings	2,511	2,118
Accumulated other comprehensive loss (Note 16)	(694)	(471)
Total Aptiv shareholders’ equity	3,459	3,299
Noncontrolling interest	211	218
Total shareholders’ equity	3,670	3,517
Total liabilities and shareholders’ equity	$12,480	$12,169
See notes to consolidated financial statements.

APTIV PLC
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2018	2017	2016
	(in millions)
Cash flows from operating activities:
Net income	$1,107	$1,428	$1,326
Income from discontinued operations, net of tax	—	365	458
Income from continuing operations	1,107	1,063	868
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	522	429	372
Amortization	154	117	117
Amortization of deferred debt issuance costs	7	7	9
Restructuring expense, net of cash paid	(26)	2	77
Deferred income taxes	(14)	(26)	(121)
Pension and other postretirement benefit expenses	35	51	32
Income from equity method investments, net of dividends received	(11)	(18)	(18)
Loss on extinguishment of debt	—	—	73
Gain on sale of assets	(2)	(3)	(147)
Share-based compensation	58	62	62
Changes in operating assets and liabilities:
Accounts receivable, net	55	(287)	(207)
Inventories	(120)	(224)	(45)
Other assets	(165)	(187)	51
Accounts payable	62	268	35
Accrued and other long-term liabilities	73	(72)	440
Other, net	(47)	(36)	(61)
Pension contributions	(48)	(40)	(43)
Net cash provided by operating activities from continuing operations	1,640	1,106	1,494
Net cash (used in) provided by operating activities from discontinued operations	(12)	362	447
Net cash provided by operating activities	1,628	1,468	1,941
Cash flows from investing activities:
Capital expenditures	(846)	(698)	(657)
Proceeds from sale of property / investments	13	7	19
Net proceeds from divestiture of discontinued operations	—	—	48
Proceeds from business divestitures, net	—	—	197
Cost of business acquisitions, net of cash acquired	(1,197)	(324)	(15)
Cost of technology investments	(16)	(50)	(3)
Settlement of derivatives	(2)	(28)	(1)
Net cash used in investing activities from continuing operations	(2,048)	(1,093)	(412)
Net cash used in investing activities from discontinued operations	—	(159)	(166)
Net cash used in investing activities	(2,048)	(1,252)	(578)
Cash flows from financing activities:
Net proceeds (repayments) under other short-term debt agreements	255	(17)	(34)
Repayment of senior notes	—	—	(862)
Proceeds from issuance of senior notes, net of issuance costs	—	796	852
Contingent consideration and deferred acquisition purchase price payments	(13)	(24)	(4)
Dividend payments of consolidated affiliates to minority shareholders	(30)	(38)	(42)
Repurchase of ordinary shares	(499)	(383)	(634)
Distribution of cash dividends	(233)	(310)	(317)
Dividend received from spin-off of Delphi Technologies	—	1,148	—
Cash transferred to Delphi Technologies related to spin-off	—	(863)	—
Cash transferred from Delphi Technologies related to spin-off	—	180	—
Taxes withheld and paid on employees’ restricted share awards	(35)	(33)	(40)
Net cash (used in) provided by financing activities	(555)	456	(1,081)
Effect of exchange rate fluctuations on cash, cash equivalents and restricted cash	(54)	86	(23)
(Decrease) increase in cash, cash equivalents and restricted cash	(1,029)	758	259
Cash, cash equivalents and restricted cash at beginning of the year	1,597	839	580
Cash, cash equivalents and restricted cash at end of the year	$568	$1,597	$839
Cash, cash equivalents and restricted cash of discontinued operations	$—	$—	$101
Cash, cash equivalents and restricted cash of continuing operations	$568	$1,597	$738
See notes to consolidated financial statements.

APTIV PLC
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

	Ordinary Shares
	Number of Shares	Amount	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Aptiv Shareholders’ Equity	Noncontrolling Interest	Total Shareholders’ Equity
	(in millions)
Balance at December 31, 2015	278	$3	$1,653	$1,627	$(1,033)	$2,250	$483	$2,733
Net income	—	—	—	1,257	—	1,257	69	1,326
Other comprehensive loss	—	—	—	—	(182)	(182)	(9)	(191)
Dividends on ordinary shares	—	—	3	(320)	—	(317)	—	(317)
Dividend payments of consolidated affiliates to minority shareholders	—	—	—	—	—	—	(80)	(80)
Taxes withheld on employees’ restricted share award vestings	—	—	(40)	—	—	(40)	—	(40)
Repurchase of ordinary shares	(10)	—	(51)	(584)	—	(635)	—	(635)
Divestiture of business	—	—	—	—	—	—	(101)	(101)
Share-based compensation	2	—	68	—	—	68	—	68
Balance at December 31, 2016	270	$3	$1,633	$1,980	$(1,215)	$2,401	$362	$2,763
Net income	—	—	—	1,355	—	1,355	73	1,428
Other comprehensive income	—	—	—	—	331	331	10	341
Dividends on ordinary shares	—	—	4	(373)	—	(369)	—	(369)
Dividend payments of consolidated affiliates to minority shareholders	—	—	—	—	—	—	(67)	(67)
Taxes withheld on employees’ restricted share award vestings	—	—	(33)	—	—	(33)	—	(33)
Repurchase of ordinary shares	(5)	—	(25)	(358)	—	(383)	—	(383)
Distribution of Delphi Technologies	—	—	—	(1,814)	413	(1,401)	(160)	(1,561)
Dividend received from spin-off of Delphi Technologies	—	—	—	1,148	—	1,148	—	1,148
Cash transferred from Delphi Technologies related to spin-off	—	—	—	180	—	180	—	180
Share-based compensation	1	—	70	—	—	70	—	70
Balance at December 31, 2017	266	$3	$1,649	$2,118	$(471)	$3,299	$218	$3,517
Net income	—	—	—	1,067	—	1,067	40	1,107
Other comprehensive loss	—	—	—	—	(223)	(223)	(8)	(231)
Dividends on ordinary shares	—	—	2	(176)	—	(174)	—	(174)
Dividend payments of consolidated affiliates to minority shareholders	—	—	—	—	—	—	(39)	(39)
Taxes withheld on employees’ restricted share award vestings	—	—	(35)	—	—	(35)	—	(35)
Repurchase of ordinary shares	(7)	—	(35)	(464)	—	(499)	—	(499)
Share-based compensation	1	—	58	—	—	58	—	58
Distribution of Delphi Technologies	—	—	—	(25)	—	(25)	—	(25)
Adjustment for recently adopted accounting pronouncements (Note 2)	—	—	—	(9)	—	(9)	—	(9)
Balance at December 31, 2018	260	$3	$1,639	$2,511	$(694)	$3,459	$211	$3,670
See notes to consolidated financial statements.

APTIV PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. GENERAL
General and basis of presentation—“Aptiv,” the “Company,” “we,” “us” and “our” refer to Aptiv PLC, a public limited company formed under the laws of Jersey on May 19, 2011 as Delphi Automotive PLC, which, through its subsidiaries, acquired certain assets of the former Delphi Corporation (now known as DPH Holdings Corp. (“DPHH”)) and completed an initial public offering on November 22, 2011. On December 4, 2017 (the “Distribution Date”), the Company completed the separation (the “Separation”) of its former Powertrain Systems segment by distributing to Aptiv shareholders on a pro rata basis all of the issued and outstanding ordinary shares of Delphi Technologies PLC (“Delphi Technologies”), a public limited company formed to hold the spun-off business. To effect the Separation, the Company distributed to its shareholders one ordinary share of Delphi Technologies for every three Aptiv ordinary shares outstanding as of November 22, 2017, the record date for the distribution. Following the Separation, the remaining company changed its name to Aptiv PLC and New York Stock Exchange (“NYSE”) symbol to “APTV.” Delphi Technologies’ historical financial results through the Distribution Date are reflected in the Company’s consolidated financial statements as a discontinued operation, as more fully described in Note 25. Discontinued Operations.
In April 2018, primarily as a result of the impact of the Separation on the Company’s U.K. presence and the centralization of the Company’s non-manufacturing European footprint, along with the long-term stability of the financial and regulatory environment in Ireland and continued uncertainties with regards to the impending exit of the U.K. from the European Union, Aptiv PLC changed its tax residence from the U.K. to Ireland. Aptiv PLC remains a public limited company incorporated under the laws of Jersey, and continues to be subject to U.S. Securities and Exchange Commission reporting requirements and prepare its consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).
Nature of operations—Aptiv is a leading global technology and mobility company primarily serving the automotive sector. We design and manufacture vehicle components and provide electrical, electronic and active safety technology solutions to the global automotive and commercial vehicle markets. Aptiv is one of the largest vehicle component manufacturers, and its customers include all 25 of the largest automotive original equipment manufacturers (“OEMs”) in the world. Aptiv operates 126 major manufacturing facilities and 15 major technical centers utilizing a regional service model that enables the Company to efficiently and effectively serve its global customers from best cost countries. Aptiv has a presence in 44 countries and has approximately 18,600 scientists, engineers and technicians focused on developing market relevant product solutions for its customers. In line with the long-term growth in emerging markets, Aptiv has been increasing its focus on these markets, particularly in China, where the Company has a major manufacturing base and strong customer relationships.

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
During the years ended December 31, 2018, 2017 and 2016, Aptiv received dividends of $12 million, $15 million and $17 million, respectively, from its equity method investments. The dividends were recognized as a reduction to the investment and represented a return on investment included in cash flows from operating activities from continuing operations.
Investments in non-consolidated affiliates totaled $72 million and $56 million as of December 31, 2018 and 2017, respectively, and are classified within other long-term assets in the consolidated balance sheet. Refer to Note 5. Investments in Affiliates for further information.

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
Revenue recognition—Revenue is measured based on consideration specified in a contract with a customer. Customer contracts generally are represented by a combination of a current purchase order and a current production schedule issued by the customer. The Company recognizes revenue when it satisfies a performance obligation by transferring control over a product or service to a customer. From time to time, Aptiv enters into pricing agreements with its customers that provide for price reductions, some of which are conditional upon achieving certain joint cost saving targets. In these instances, revenue is recognized based on the agreed-upon price at the time of shipment.
Sales incentives and allowances are recognized as a reduction to revenue at the time of the related sale. In addition, from time to time, Aptiv makes payments to customers in conjunction with ongoing business. These payments to customers are generally recognized as a reduction to revenue at the time of the commitment to make these payments. However, certain other payments to customers, or upfront fees, meet the criteria to be considered a cost to obtain a contract as they are directly attributable to a contract, are incremental and management expects the fees to be recoverable.
Shipping and handling fees billed to customers are included in net sales, while costs of shipping and handling are included in cost of sales.
Aptiv collects and remits taxes assessed by different governmental authorities that are both imposed on and concurrent with a revenue-producing transaction between the Company and the Company’s customers. These taxes may include, but are not limited to, sales, use, value-added, and some excise taxes. Aptiv reports the collection of these taxes on a net basis (excluded from revenues). Refer to Note 26. Revenue for further information.
Net income per share—Basic net income per share is computed by dividing net income attributable to Aptiv by the weighted–average number of ordinary shares outstanding during the period. Diluted net income per share reflects the weighted average dilutive impact of all potentially dilutive securities from the date of issuance and is computed using the treasury stock method by dividing net income attributable to Aptiv by the diluted weighted-average number of ordinary shares outstanding during the period. Unless otherwise noted, share and per share amounts included in these notes are on a diluted basis. Refer to Note 15. Shareholders’ Equity and Net Income Per Share for additional information including the calculation of basic and diluted net income per share.
Research and development—Costs are incurred in connection with research and development programs that are expected to contribute to future earnings. Such costs are charged against income as incurred. Total research and development expenses, including engineering, net of customer reimbursements, were approximately $1,155 million, $882 million and $788 million for the years ended December 31, 2018, 2017 and 2016, respectively.
Cash and cash equivalents—Cash and cash equivalents are defined as short-term, highly liquid investments with original maturities of three months or less.
Restricted cash—Restricted cash includes balances on deposit at financial institutions that have issued letters of credit in favor of Aptiv.
Accounts receivable—Aptiv enters into agreements to sell certain of its accounts receivable, primarily in Europe. Sales of receivables are accounted for in accordance with FASB ASC Topic 860, Transfers and Servicing (“ASC 860”). Agreements which result in true sales of the transferred receivables, as defined in ASC 860, which occur when receivables are transferred without recourse to the Company, are excluded from amounts reported in the consolidated balance sheets. Cash proceeds received from such sales are included in operating cash flows. Agreements that allow Aptiv to maintain effective control over the transferred receivables and which do not qualify as a sale, as defined in ASC 860, are accounted for as secured borrowings and recorded in the consolidated balance sheets within accounts receivable, net and short-term debt. The expenses associated with receivables factoring are recorded in the consolidated statements of operations within interest expense.
The Company exchanges certain amounts of accounts receivable, primarily in the Asia Pacific region, for bank notes with original maturities greater than three months. The collection of such bank notes are included in operating cash flows based on the substance of the underlying transactions, which are operating in nature. Bank notes held by the Company with original maturities of three months or less are classified as cash and cash equivalents within the consolidated balance sheet, and those with original maturities of greater than three months are classified as notes receivable within other current assets. The Company may hold such bank notes until maturity, exchange them with suppliers to settle liabilities, or sell them to third-party financial institutions in exchange for cash.

The allowance for doubtful accounts is established based upon analysis of trade receivables for known collectability issues, the aging of the trade receivables at the end of each period and, generally, all accounts receivable balances greater than 90 days past due are fully reserved. As of December 31, 2018 and 2017, the allowance for doubtful accounts was $38 million and $34 million, respectively, and the provision for doubtful accounts was $9 million, $23 million, and $22 million for the years ended December 31, 2018, 2017 and 2016, respectively.
Inventories—As of December 31, 2018 and 2017, inventories are stated at the lower of cost, determined on a first-in, first-out basis, or net realizable value, including direct material costs and direct and indirect manufacturing costs. Refer to Note 3. Inventories for additional information. Obsolete inventory is identified based on analysis of inventory for known obsolescence issues, and, generally, the market value of inventory on hand in excess of one year’s supply is fully-reserved.
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
Pre-production costs related to long-term supply agreements—The Company incurs pre-production engineering, development and tooling costs related to products produced for its customers under long-term supply agreements. Engineering, testing and other costs incurred in the design and development of production parts are expensed as incurred, unless the costs are reimbursable, as specified in a customer contract. As of December 31, 2018 and 2017, $184 million and $99 million of such contractually reimbursable costs were capitalized, respectively. These amounts are recorded within other current and other long-term assets in the consolidated balance sheets, as further detailed in Note 4. Assets.
Special tools represent Aptiv-owned tools, dies, jigs and other items used in the manufacture of customer components that will be sold under long-term supply arrangements, the costs of which are capitalized within property, plant and equipment if the Company has title to the assets. Special tools also include capitalized unreimbursed pre-production tooling costs related to customer-owned tools for which the customer has provided Aptiv a non-cancellable right to use the tool. Aptiv-owned special tools balances are depreciated over the expected life of the special tool or the life of the related vehicle program, whichever is shorter. The unreimbursed costs incurred related to customer-owned special tools that are not subject to reimbursement are capitalized and depreciated over the expected life of the special tool or the life of the related vehicle program, whichever is shorter. At December 31, 2018 and 2017, the special tools balance, net of accumulated depreciation, was $461 million and $445 million, respectively, included within property, net in the consolidated balance sheets. As of December 31, 2018 and 2017, the Aptiv-owned special tools balances were $352 million and $338 million, respectively, and the customer-owned special tools balances were $109 million and $107 million, respectively.
Valuation of long-lived assets—The carrying value of long-lived assets held for use, including definite-lived intangible assets, is periodically evaluated when events or circumstances warrant such a review. The carrying value of a long-lived asset held for use is considered impaired when the anticipated separately identifiable undiscounted cash flows from the asset are less than the carrying value of the asset. In that event, a loss is recognized based on the amount by which the carrying value exceeds the estimated fair value of the long-lived asset. Impairment losses on long-lived assets held for sale are recognized if the carrying value of the asset is in excess of the asset’s estimated fair value, reduced for the cost to dispose of the asset. Fair value of long-lived assets is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved (an income approach), and in certain situations Aptiv’s review of appraisals (a market approach). Refer to Note 6. Property, Net for additional information.
Intangible assets—The Company amortizes definite-lived intangible assets over their estimated useful lives. The Company has definite-lived intangible assets related to patents and developed technology, customer relationships and trade names. Indefinite-lived in-process research and development intangible assets are not amortized, but are tested for impairment annually, or more frequently when indicators of potential impairment exist, until the completion or abandonment of the associated research and development efforts. Upon completion of the projects, the assets will be amortized over the expected economic life of the asset, which will be determined on that date. Should the project be determined to be abandoned, and if the asset developed has no alternative use, the full value of the asset will be charged to expense. The Company also has intangible assets related to acquired trade names that are classified as indefinite-lived when there are no foreseeable limits on the periods of time over which they are expected to contribute cash flows. These indefinite-lived trade name assets are tested for impairment annually, or more frequently when indicators of potential impairment exist. Costs to renew or extend the term of acquired intangible assets are recognized as expense as incurred. The Company recorded intangible asset impairment charges of

$30 million during the year ended December 31, 2018. No intangible asset impairment charges were recorded in 2017 or 2016. Refer to Note 7. Intangible Assets and Goodwill for additional information.
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
The impairment test involves first qualitatively assessing goodwill for impairment. If the qualitative assessment is not met the Company then performs a quantitative assessment by first comparing the estimated fair value of each reporting unit to its carrying value, including goodwill. Fair value reflects the price a market participant would be willing to pay in a potential sale of the reporting unit. If the estimated fair value exceeds carrying value, then we conclude that no goodwill impairment has occurred. If the carrying value of the reporting unit exceeds its estimated fair value, a second step is required to measure possible goodwill impairment loss. The second step includes hypothetically valuing the tangible and intangible assets and liabilities of the reporting unit as if the reporting unit had been acquired in a business combination. Then, the implied fair value of the reporting unit’s goodwill is compared to the carrying value of that goodwill. If the carrying value of the reporting unit’s goodwill exceeds the implied fair value of the goodwill, the Company recognizes an impairment loss in an amount equal to the excess, not to exceed the carrying value. Refer to Note 20. Acquisitions and Divestitures, for further information on the goodwill attributable to the Company’s acquisitions.
Goodwill impairment—In the fourth quarter of 2018, 2017 and 2016, the Company completed a qualitative goodwill impairment assessment, and after evaluating the results, events and circumstances of the Company, the Company concluded that sufficient evidence existed to assert qualitatively that it was more likely than not that the estimated fair value of each reporting unit remained in excess of its carrying values. Therefore, a two-step impairment assessment was not necessary. No goodwill impairments were recorded in 2018, 2017 or 2016. Refer to Note 7. Intangible Assets and Goodwill for additional information.
Discontinued operations—The Company reports financial results for discontinued operations separately from continuing operations to distinguish the financial impact of disposal transactions from ongoing operations. Discontinued operations reporting occurs only when the disposal of a component or a group of components of the Company represents a strategic shift that will have a major effect on the Company’s operations and financial results. During the year ended December 31, 2017, the Company completed the Separation of its former Powertrain Systems segment by means of a spin-off into Delphi Technologies PLC, a new, independent, public company. During the year ended December 31, 2015, Aptiv completed the divestitures of the Company’s wholly owned Thermal Systems business and the Company’s interest in its Korea Delphi Automotive Systems Corporation (“KDAC”) joint venture. During the year ended December 31, 2016, Aptiv completed the divestiture of its interest in its Shanghai Delphi Automotive Air Conditioning (“SDAAC”) joint venture. Aptiv’s interests in the KDAC and SDAAC joint ventures were previously reported within the Thermal Systems segment. Accordingly, the assets and liabilities, operating results and operating and investing cash flows for the previously reported Powertrain Systems and Thermal Systems segments are presented as discontinued operations separate from the Company’s continuing operations and segment results for all periods presented in these consolidated financial statements and the notes to the consolidated financial statements, unless otherwise noted. Refer to Note 25. Discontinued Operations for further information regarding the Company’s discontinued operations.
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
Foreign currency translation—Assets and liabilities of non-U.S. subsidiaries that use a currency other than U.S. dollars as their functional currency are translated to U.S. dollars at end-of-period currency exchange rates. The consolidated statements of operations of non-U.S. subsidiaries are translated to U.S. dollars at average-period currency exchange rates. The effect of translation for non-U.S. subsidiaries is generally reported in other comprehensive income (“OCI”). The effect of remeasurement of assets and liabilities of non-U.S. subsidiaries that use the U.S. dollar as their functional currency is primarily included in cost of sales. Also included in cost of sales are gains and losses arising from transactions denominated in a currency other than the functional currency of a particular entity. Net foreign currency transaction gains of $8 million, losses of $13 million and gains of $11 million were included in the consolidated statements of operations for the years ended December 31, 2018, 2017 and 2016, respectively. The accumulated foreign currency translation adjustment related to an investment in a foreign subsidiary is reclassified to net income upon sale or upon complete or substantially complete liquidation of the respective entity.
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
Asset retirement obligations—Asset retirement obligations are recognized in accordance with FASB ASC 410, Asset Retirement and Environmental Obligations. Conditional retirement obligations have been identified primarily related to asbestos abatement at certain sites. To a lesser extent, conditional retirement obligations also exist at certain sites related to the removal of storage tanks and disposal costs. Asset retirement obligations were $1 million and $1 million at December 31, 2018 and 2017, respectively.
Customer concentrations—As reflected in the table below, net sales to GM and VW, Aptiv’s two largest customers, totaled approximately 20%, 22% and 25% of our total net sales for the years ended December 31, 2018, 2017 and 2016, respectively.

	Percentage of Total Net Sales			Accounts and Other Receivables
	Year Ended December 31,			December 31, 2018	December 31, 2017
	2018	2017	2016
				(in millions)
GM (1)	11%	13%	16%	$169	$204
VW	9%	9%	9%	149	145

(1)	Net sales to GM includes net sales to GM’s former European Opel business prior to its sale to PSA on August 1, 2017, after which date these sales are excluded from net sales to GM.

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
Foreign exchange forward contracts are accounted for as hedges of firm or forecasted foreign currency commitments or foreign currency exposure of the net investment in certain foreign operations to the extent they are designated and assessed as highly effective. All foreign exchange contracts are marked to market on a current basis. Commodity swaps are accounted for as hedges of firm or anticipated commodity purchase contracts to the extent they are designated and assessed as effective. All other commodity derivative contracts that are not designated as hedges are either marked to market on a current basis or are exempted from mark to market accounting as normal purchases. At December 31, 2018 and 2017, the Company’s exposure to movements in interest rates was not hedged with derivative instruments. Refer to Note 17. Derivatives and Hedging Activities and Note 18. Fair Value of Financial Instruments for additional information.
Extended disability benefits—Costs associated with extended disability benefits provided to inactive employees are accrued throughout the duration of their active employment. Workforce demographic data and historical experience are utilized to develop projections of time frames and related expense for post-employment benefits.
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
Share-based compensation—The Company’s share-based compensation arrangements consist of the Aptiv PLC Long Term Incentive Plan, as amended and restated effective April 23, 2015 (the “PLC LTIP”), under which grants of restricted stock units (“RSUs”) have been made in each period from 2012 to 2018. The RSU awards include a time-based vesting portion and a performance-based vesting portion. The performance-based vesting portion includes performance and market conditions in addition to service conditions. The grant date fair value of the RSUs is determined based on the closing price of the Company’s ordinary shares on the date of the grant of the award, including an estimate for forfeitures, or a contemporaneous valuation performed by an independent valuation specialist with respect to awards with market conditions. Compensation expense is recognized based upon the grant date fair value of the awards applied to the Company’s best estimate of ultimate performance against the respective targets on a straight-line basis over the requisite vesting period of the awards. The performance conditions require management to make assumptions regarding the likelihood of achieving certain performance goals. Changes in these performance assumptions, as well as differences in actual results from management’s estimates, could result in estimated or actual values different from previously estimated fair values. Refer to Note 21. Share-Based Compensation for additional information.
Business combinations—The Company accounts for its business combinations in accordance with the accounting guidance in FASB ASC 805, Business Combinations. The purchase price of an acquired business is allocated to its identifiable assets and liabilities based on estimated fair values. The excess of the purchase price over the amount allocated to the assets and liabilities, if any, is recorded as goodwill. Determining the fair values of assets acquired and liabilities assumed requires management’s judgment, the utilization of independent appraisal firms and often involves the use of significant estimates and assumptions with respect to the timing and amount of future cash flows, market rate assumptions, actuarial assumptions, and appropriate discount rates, among other items. Refer to Note 20. Acquisitions and Divestitures for additional information.
Recently adopted accounting pronouncements—Aptiv adopted ASU 2014-09, Revenue from Contracts with Customers, in the first quarter of 2018 using the modified retrospective method. This ASU supersedes most of the existing guidance on revenue recognition in ASC Topic 605, Revenue Recognition and establishes a broad principle that requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Refer to Note 26. Revenue for additional information.
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
Aptiv adopted ASU 2016-16, Accounting for Income Taxes: Intra-Entity Asset Transfers of Assets Other than Inventory, in the first quarter of 2018. This guidance requires that the tax effects of all intra-entity sales of assets other than inventory be recognized in the period in which the transaction occurs. The guidance is to be applied on a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. The adoption of this guidance resulted in an adjustment of $9 million recorded to retained earnings as of the beginning of the period of adoption.
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
Recently issued accounting pronouncements not yet adopted—In February 2016, the FASB issued ASU 2016-02, Leases (ASC Topic 842). Under this guidance, lessees are required to recognize on the balance sheet a lease liability and a right-of-use asset for all leases, with the exception of short-term leases with terms of twelve months or less. The lease liability represents the lessee’s obligation to make lease payments arising from a lease, and will be measured as the present value of the lease payments. The right-of-use asset represents the lessee’s right to use a specified asset for the lease term, and will be measured at the lease liability amount, adjusted for lease prepayment, lease incentives received and the lessee’s initial direct costs.
The new guidance is effective for fiscal years beginning after December 15, 2018. The Company plans to adopt this guidance in the first quarter of 2019 using the optional transition method. Consequently, the Company's reporting for the comparative periods presented in the financial statements will continue to be in accordance with ASC Topic 840, Leases. The adoption of this guidance will result in the addition of right-of-use assets and corresponding lease obligations to the consolidated balance sheet and will not have a material impact on the Company’s results of operations or cash flows. Upon adoption, the Company expects to record operating lease right-of-use assets in the range of approximately $420 million to $460 million, representing the present value of future lease payments under operating leases with terms of greater than twelve months. The Company also expects to recorded corresponding short-term operating lease liabilities in the range of approximately $85 million to $105 million and long-term operating lease liabilities in the range of approximately $335 million to $355 million.
ASU 2016-02 provides for certain practical expedients when adopting the guidance. Aptiv plans to elect the package of practical expedients allowing the Company to not reassess whether any expired or existing contracts are, or contain, leases, the lease classification for any expired or existing leases or initial direct costs for any expired or existing leases. Aptiv does not plan to apply the hindsight practical expedient allowing the Company to use hindsight when determining the lease term (i.e., evaluating the Company’s option to renew or terminate the lease or to purchase the underlying asset) and assessing impairment of expired or existing leases. Aptiv plans to apply the land easements practical expedient allowing the Company to not assess whether any expired or existing land easements are, or contain, leases if they were not previously accounted for as leases under the existing leasing guidance. Instead, Aptiv will continue to apply its existing accounting policies to historical land easements. Aptiv elects to apply the short-term lease exception, therefore Aptiv will not record a right-of-use asset or corresponding lease liability for leases with a term of twelve months or less and instead recognize a single lease cost allocated over the lease term, generally on a straight-line basis. Aptiv plans to elect the practical expedient to not separate lease components from non-lease components and instead account for both as a single lease component for all asset classes. The Company is in the process of finalizing its catalog of existing lease contracts and implementing changes to its systems.
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
In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging - Targeted Improvements to Accounting for Hedging Activities, which expands and refines the application of hedge accounting for both non-financial and financial risk components and aligns the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. The standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. Based on the Company’s hedging policies and procedures, the adoption of this guidance is not expected to have a significant impact on Aptiv’s financial statements.
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

3. INVENTORIES
Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or net realizable value, including direct material costs and direct and indirect manufacturing costs. A summary of inventories is shown below:

	December 31, 2018	December 31, 2017
	(in millions)
Productive material	$724	$584
Work-in-process	101	100
Finished goods	452	399
Total	$1,277	$1,083

4. ASSETS
Other current assets consisted of the following:

	December 31, 2018	December 31, 2017
	(in millions)
Value added tax receivable	$185	$160
Prepaid insurance and other expenses	80	104
Reimbursable engineering costs	47	33
Notes receivable	43	16
Income and other taxes receivable	73	46
Deposits to vendors	4	8
Derivative financial instruments (Note 17)	6	30
Accounts receivable to be remitted to Delphi Technologies (Note 25)	7	123
Other	—	1
Total	$445	$521
Other long-term assets consisted of the following:

	December 31, 2018	December 31, 2017
	(in millions)
Deferred income taxes, net (Note 14)	$143	$185
Unamortized Revolving Credit Facility debt issuance costs (Note 11)	6	8
Income and other taxes receivable	6	22
Reimbursable engineering costs	137	66
Value added tax receivable	38	37
Equity investments (Note 5)	72	56
Derivative financial instruments (Note 17)	2	8
Other	117	88
Total	$521	$470

5. INVESTMENTS IN AFFILIATES
As part of Aptiv’s continuing operations, it has investments in five non-consolidated affiliates accounted for under the equity method of accounting. These affiliates are not publicly traded companies and are located primarily in Asia Pacific and North America. Aptiv’s ownership percentages vary generally from approximately 20% to 50%, with the most significant investment in Promotora de Partes Electricas Automotrices, S.A. de C.V. (of which Aptiv owns approximately 40%). The Company’s aggregate investments in affiliates was $99 million and $91 million at December 31, 2018 and 2017, respectively. Dividends of $12 million, $15 million and $17 million for the years ended December 31, 2018, 2017 and 2016, respectively, have been received from these non-consolidated affiliates. No impairment charges were recorded for the years ended December 31, 2018, 2017 and 2016.
The following is a summary of the combined financial information of significant affiliates accounted for under the equity method for continuing operations as of December 31, 2018 and 2017 and for the years ended December 31, 2018, 2017 and 2016 (unaudited):

	December 31,
	2018	2017
	(in millions)
Current assets	$222	$222
Non-current assets	124	108
Total assets	$346	$330
Current liabilities	$99	$114
Non-current liabilities	7	4
Shareholders’ equity	240	212
Total liabilities and shareholders’ equity	$346	$330

	Year Ended December 31,
	2018	2017	2016
	(in millions)
Net sales	$533	$570	$521
Gross profit	84	111	105
Net income	53	66	77
A summary of transactions with affiliates is shown below:

	Year Ended December 31,
	2018	2017	2016
	(in millions)
Sales to affiliates	$7	$8	$14
Purchases from affiliates	38	19	23
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
During the fourth quarter of 2018, the Company’s Advanced Safety and User Experience segment made a $15 million investment in Affectiva, Inc., a leader in human perception artificial intelligence technology.
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
As of December 31, 2018, the Company had the following technology investments, which are classified within other long-term assets in the consolidated balance sheet:

Investment Name	Segment	Investment Date	Investment (in millions)
Affectiva, Inc.	Advanced Safety and User Experience	Q4 2018	$15
Innoviz Technologies	Advanced Safety and User Experience	Q3 2017	15
LeddarTech, Inc.	Advanced Safety and User Experience	Q3 2017	10
Valens Semiconductor Ltd.	Signal and Power Solutions	Q2 2017	10
Otonomo Technologies Ltd.	Advanced Safety and User Experience	Q1 2017	15
Quanergy Systems, Inc	Advanced Safety and User Experience	Q2 2015; Q1 2016	6
Other investments	Advanced Safety and User Experience	Q4 2018	1
			$72
During the year ended December 31, 2018 there were no material transactions, events or changes in circumstances requiring an impairment or an observable price change adjustment to any of these investments. The Company continues to monitor these investments to identify potential transactions which may indicate an impairment or an observable price change requiring an adjustment to its carrying value.

6. PROPERTY, NET
Property, net consisted of:

	Estimated Useful Lives	December 31,
		2018	2017
	(Years)	(in millions)
Land	—	$78	$63
Land and leasehold improvements	3-20	170	134
Buildings	40	582	505
Machinery, equipment and tooling	3-20	3,594	3,077
Furniture and office equipment	3-10	562	493
Construction in progress	—	357	330
Total		5,343	4,602
Less: accumulated depreciation		(2,164)	(1,798)
Total property, net		$3,179	$2,804
For the years ended December 31, 2018, 2017 and 2016, Aptiv recorded non-cash asset impairment charges of $4 million, $9 million and $1 million, respectively, in cost of sales related to declines in the fair values of certain fixed assets.

7. INTANGIBLE ASSETS AND GOODWILL
The changes in the carrying amount of intangible assets and goodwill were as follows as of December 31, 2018 and 2017. See Note 20. Acquisitions and Divestitures for a further description of the goodwill and intangible assets resulting from Aptiv’s acquisitions in 2018 and 2017.

		As of December 31, 2018			As of December 31, 2017
	Estimated Useful Lives	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Years)	(in millions)			(in millions)
Amortized intangible assets:
Patents and developed technology	3-15	$647	$371	$276	$639	$324	$315
Customer relationships	5-14	1,046	261	785	798	219	579
Trade names	5-20	66	35	31	68	25	43
Total		1,759	667	1,092	1,505	568	937
Unamortized intangible assets:
In-process research and development	—	126	—	126	147	—	147
Trade names	—	162	—	162	135	—	135
Goodwill	—	2,524	—	2,524	1,944	—	1,944
Total		$4,571	$667	$3,904	$3,731	$568	$3,163
Estimated amortization expense for the years ending December 31, 2019 through 2023 is presented below:

	Year Ending December 31,
	2019	2020	2021	2022	2023
	(in millions)
Estimated amortization expense	$146	$142	$140	$133	$109
A roll-forward of the gross carrying amounts of intangible assets for the years ended December 31, 2018 and 2017 is presented below.

	2018	2017
	(in millions)
Balance at January 1	$3,731	$3,050
Acquisitions (1)	1,000	398
Impairment (2)	(20)	—
Foreign currency translation and other	(140)	283
Balance at December 31	$4,571	$3,731

(1)
Primarily attributable to the 2018 acquisitions of KUM and Winchester Interconnect, and the 2017 acquisitions of Movimento Group and nuTonomy, Inc., as further described in Note 20. Acquisitions and Divestitures.

(2)
Primarily attributable to the impairment of certain indefinite-lived in-process research and development assets within the Advanced Safety and User Experience segment, which is included within amortization in the consolidated statement of operations. The fair value of the impaired assets was determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved and a review of other market indicators and management estimates.

A roll-forward of the accumulated amortization for the years ended December 31, 2018 and 2017 is presented below:

	2018	2017
	(in millions)
Balance at January 1	$568	$400
Amortization	124	117
Impairment (1)	10	—
Foreign currency translation and other	(35)	51
Balance at December 31	$667	$568

(1)
Primarily attributable to the impairment of certain definite-lived trade name assets within the Advanced Safety and User Experience segment, which is included within amortization in the consolidated statement of operations. The fair value of the impaired assets was determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved and a review of other market indicators and management estimates.

A roll-forward of the carrying amount of goodwill, by operating segment, for the years ended December 31, 2018 and 2017 is presented below:

	Signal and Power Solutions	Advanced Safety and User Experience	Total
	(in millions)
Balance at January 1, 2017	$1,424	$78	$1,502
Acquisitions (1)	—	274	274
Foreign currency translation and other	170	(2)	168
Balance at December 31, 2017	$1,594	$350	$1,944
Acquisitions (2)	$657	$—	$657
Foreign currency translation and other	(71)	(6)	(77)
Balance at December 31, 2018	$2,180	$344	$2,524

(1)	Primarily attributable to the acquisitions of Movimento Group and nuTonomy, Inc., as further described in Note 20. Acquisitions and Divestitures.

(2)	Primarily attributable to the acquisitions of KUM and Winchester Interconnect, as further described in Note 20. Acquisitions and Divestitures.

8. LIABILITIES
Accrued liabilities consisted of the following:

	December 31, 2018	December 31, 2017
	(in millions)
Payroll-related obligations	$235	$217
Employee benefits, including current pension obligations	96	116
Income and other taxes payable	187	233
Warranty obligations (Note 9)	33	41
Restructuring (Note 10)	55	90
Customer deposits	36	28
Derivative financial instruments (Note 17)	19	15
Accrued interest	42	41
Dividends payable	—	59
Accounts payable to be remitted on behalf of Delphi Technologies (Note 25)	4	132
Deferred compensation related to nuTonomy acquisition (Note 20)	31	1
Other	316	323
Total	$1,054	$1,296

Other long-term liabilities consisted of the following:

	December 31, 2018	December 31, 2017
	(in millions)
Environmental (Note 13)	$3	$4
Extended disability benefits	5	9
Warranty obligations (Note 9)	17	17
Restructuring (Note 10)	49	42
Payroll-related obligations	10	10
Accrued income taxes	201	154
Deferred income taxes, net (Note 14)	233	222
Derivative financial instruments (Note 17)	9	11
Deferred compensation related to nuTonomy acquisition (Note 20)	18	4
Other	88	53
Total	$633	$526

9. WARRANTY OBLIGATIONS
Expected warranty costs for products sold are recognized principally at the time of sale of the product based on an estimate of the amount that will eventually be required to settle such obligations. These accruals are based on factors such as past experience, production changes, industry developments and various other considerations. The estimated costs related to product recalls based on a formal campaign soliciting return of that product are accrued at the time an obligation becomes probable and can be reasonably estimated. These estimates are adjusted from time to time based on facts and circumstances that impact the status of existing claims. Aptiv has recognized its best estimate for its total aggregate warranty reserves, including product recall costs, across all of its operating segments as of December 31, 2018. The Company estimates the reasonably possible amount to ultimately resolve all matters in excess of the recorded reserves as of December 31, 2018 to be zero to $15 million.
The table below summarizes the activity in the product warranty liability for the years ended December 31, 2018 and 2017:

	Year Ended December 31,
	2018	2017
	(in millions)
Accrual balance at beginning of year	$58	$65
Provision for estimated warranties incurred during the year	39	47
Changes in estimate for pre-existing warranties	5	45
Settlements made during the year (in cash or in kind)	(51)	(103)
Foreign currency translation and other	(1)	4
Accrual balance at end of year	$50	$58
In September 2016, one of the Company’s OEM customers initiated a recall to enhance airbag deployment systems in certain vehicles. Aptiv’s Advanced Safety and User Experience segment had supplied sensors and related control modules for the airbags in the affected vehicles. During the first quarter of 2017, Aptiv reached an agreement with its customer related to this matter. In addition to the Company’s previously recorded reserve estimate, Aptiv recognized an incremental $43 million of warranty expense within cost of sales during the year ended December 31, 2017 related to this matter.

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

As part of Aptiv’s continued efforts to optimize its cost structure, it has undertaken several restructuring programs which include workforce reductions as well as plant closures. These programs are primarily focused on the continued rotation of our manufacturing footprint to best cost locations in Europe and on reducing global overhead costs, including programs implemented to realign the Company’s organizational structure due to changes in roles and workforce as a result of the spin-off of the former Powertrain Systems segment. The Company recorded employee-related and other restructuring charges related to these programs totaling approximately $109 million during the year ended December 31, 2018, of which $64 million was recognized for programs focused on the continued rotation of our manufacturing footprint to best cost locations in Europe and reducing overhead costs in the region.
During the year ended December 31, 2017, Aptiv recorded employee-related and other restructuring charges totaling approximately $129 million, of which $89 million was recognized for programs focused on the continued rotation of our manufacturing footprint to best cost locations in Europe and reducing overhead costs in the region. The charges recorded during the the year ended December 31, 2017 included the recognition of approximately $36 million of employee-related and other costs related to the initiation of a program to close a Western European Advanced Safety and User Experience manufacturing site, pursuant to the Company’s ongoing European footprint rotation strategy. During the year ended December 31, 2016, the Company recorded employee-related and other restructuring charges totaling approximately $167 million, primarily focused on the continued rotation of our manufacturing footprint to best cost locations in Europe and on reducing global overhead costs. These charges included $91 million for programs implemented to reduce global overhead costs, as well as $39 million for programs focused on the continued rotation of our manufacturing footprint to best cost locations in Europe.
Additionally, the Company recorded $90 million and $161 million of restructuring costs within discontinued operations, primarily related to the Powertrain Systems business, during the years ended December 31, 2017 and 2016, respectively. These amounts were primarily incurred related to the Company’s ongoing European footprint rotation strategy, and included charges for the closures of European manufacturing sites in each year, which totaled $54 million and $93 million during the years ended December 31, 2017 and 2016, respectively.
Restructuring charges for employee separation and termination benefits are paid either over the severance period or in a lump sum in accordance with either statutory requirements or individual agreements. Aptiv incurred cash expenditures related to its restructuring programs of approximately $135 million and $127 million in the years ended December 31, 2018 and December 31, 2017, respectively.
The following table summarizes the restructuring charges recorded for the years ended December 31, 2018, 2017 and 2016 by operating segment:

	Year Ended December 31,
	2018	2017	2016
	(in millions)
Signal and Power Solutions	$90	$67	$125
Advanced Safety and User Experience	19	62	42
Total	$109	$129	$167
The table below summarizes the activity in the restructuring liability for the years ended December 31, 2018 and 2017:

	Employee Termination Benefits Liability	Other Exit Costs Liability	Total
	(in millions)
Accrual balance at January 1, 2017	$114	$1	$115
Provision for estimated expenses incurred during the year	129	—	129
Payments made during the year	(127)	—	(127)
Foreign currency and other	15	—	15
Accrual balance at December 31, 2017	$131	$1	$132
Provision for estimated expenses incurred during the year	$109	$—	$109
Payments made during the year	(134)	(1)	(135)
Foreign currency and other	(2)	—	(2)
Accrual balance at December 31, 2018	$104	$—	$104

11. DEBT
The following is a summary of debt outstanding, net of unamortized issuance costs and discounts, as of December 31, 2018 and December 31, 2017, respectively:

	December 31,
	2018	2017
	(in millions)
Accounts receivable factoring	$279	$—
3.15%, senior notes, due 2020 (net of $1 and $2 unamortized issuance costs and $1 and $1 discount, respectively)	648	647
4.15%, senior notes, due 2024 (net of $3 and $4 unamortized issuance costs and $1 and $1 discount, respectively)	696	695
1.50%, Euro-denominated senior notes, due 2025 (net of $3 and $4 unamortized issuance costs and $3 and $3 discount, respectively)	795	833
4.25%, senior notes, due 2026 (net of $3 and $4 unamortized issuance costs, respectively)	647	646
1.60%, Euro-denominated senior notes, due 2028 (net of $3 and $4 unamortized issuance costs and $1 and $1 discount, respectively)	568	595
4.40%, senior notes, due 2046 (net of $3 and $3 unamortized issuance costs and $2 and $2 discount, respectively)	295	295
Tranche A Term Loan, due 2021 (net of $1 and $2 unamortized issuance costs, respectively)	384	396
Capital leases and other	32	42
Total debt	4,344	4,149
Less: current portion	(306)	(17)
Long-term debt	$4,038	$4,132
The principal maturities of debt, at nominal value, follows:

Debt and Capital Lease Obligations
(in millions)
2019	$306
2020	684
2021	340
2022	3
2023	3
Thereafter	3,033
Total	$4,369
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
The Tranche A Term Loan and the Revolving Credit Facility mature on August 17, 2021. Beginning in the fourth quarter of 2017, Aptiv was obligated to begin making quarterly principal payments throughout the term of the Tranche A Term Loan according to the amortization schedule in the Credit Agreement. The Credit Agreement also contains an accordion feature that permits Aptiv to increase, from time to time, the aggregate borrowing capacity under the Credit Agreement by up to an additional $1 billion (or a greater amount based upon a formula set forth in the Credit Agreement) upon Aptiv’s request, the agreement of the lenders participating in the increase, and the approval of the Administrative Agent and existing lenders.
As of December 31, 2018, Aptiv had no amounts outstanding under the Revolving Credit Facility and less than $1 million in letters of credit issued under the Credit Agreement. Letters of credit issued under the Credit Agreement reduce availability under the Revolving Credit Facility.
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

	December 31, 2018		December 31, 2017
	LIBOR plus	ABR plus	LIBOR plus	ABR plus
Revolving Credit Facility	1.10%	0.10%	1.10%	0.10%
Tranche A Term Loan	1.25%	0.25%	1.25%	0.25%
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
The interest rate period with respect to LIBOR interest rate options can be set at one-, two-, three-, or six-months as selected by Aptiv in accordance with the terms of the Credit Agreement (or other period as may be agreed by the applicable lenders). Aptiv may elect to change the selected interest rate option in accordance with the provisions of the Credit Agreement. As of December 31, 2018, Aptiv selected the one-month LIBOR interest rate option on the Tranche A Term Loan, and the rate effective as of December 31, 2018, as detailed in the table below, was based on the Company’s current credit rating and the Applicable Rate for the Credit Agreement:

		Borrowings as of
		December 31, 2018	Rates effective as of
	Applicable Rate	(in millions)	December 31, 2018
Tranche A Term Loan	LIBOR plus 1.25%	$385	3.75%
Borrowings under the Credit Agreement are prepayable at Aptiv’s option without premium or penalty.
The Credit Agreement contains certain covenants that limit, among other things, the Company’s (and the Company’s subsidiaries’) ability to incur certain additional indebtedness or liens or to dispose of substantially all of its assets. In addition, the Credit Agreement requires that the Company maintain a consolidated leverage ratio (the ratio of Consolidated Total Indebtedness to Consolidated EBITDA, each as defined in the Credit Agreement) of less than 3.50 to 1.0. The Credit Agreement also contains events of default customary for financings of this type. The Company was in compliance with the Credit Agreement covenants as of December 31, 2018.
As of December 31, 2018, all obligations under the Credit Agreement were borrowed by Aptiv Corporation and jointly and severally guaranteed by its direct and indirect parent companies, subject to certain exceptions set forth in the Credit Agreement. Refer to Note 22. Supplemental Guarantor and Non-Guarantor Condensed Consolidating Financial Statements for additional information.
Senior Unsecured Notes
On February 14, 2013, Aptiv Corporation issued $800 million of 5.00% senior unsecured notes due 2023 (the “2013 Senior Notes”) in a transaction registered under Rule 144A and Regulation S of the Securities Act of 1933 (the “Securities Act”). The proceeds were primarily utilized to prepay our term loan indebtedness under the Credit Agreement. Aptiv paid approximately $12 million of issuance costs in connection with the 2013 Senior Notes. Interest was payable semi-annually on February 15 and August 15 of each year to holders of record at the close of business on February 1 or August 1 immediately preceding the interest payment date. In September 2016, Aptiv redeemed for cash the entire $800 million aggregate principal amount outstanding of the 2013 Senior Notes, primarily financed by the proceeds from the issuance of the 2016 Euro-denominated Senior Notes and the 2016 Senior Notes, each as defined below. As a result of the redemption of the 2013 Senior Notes, Aptiv recognized a loss on debt extinguishment of approximately $70 million during the year ended December 31, 2016 within other income (expense), net in the consolidated statement of operations.

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
On November 19, 2015, Aptiv PLC issued $1.3 billion in aggregate principal amount of senior unsecured notes in a transaction registered under the Securities Act, comprised of $650 million of 3.15% senior unsecured notes due 2020 (the “3.15% Senior Notes”) and $650 million of 4.25% senior unsecured notes due 2026 (the “4.25% Senior Notes”) (collectively, the “2015 Senior Notes”). The 3.15% Senior Notes were priced at 99.784% of par, resulting in a yield to maturity of 3.197%, and the 4.25% Senior Notes were priced at 99.942% of par, resulting in a yield to maturity of 4.256%. The proceeds were primarily utilized to fund a portion of the cash consideration for the acquisition of HellermannTyton PLC, and for general corporate purposes, including the payment of fees and expenses associated with the HellermannTyton PLC acquisition and the related financing transaction. Aptiv incurred approximately $8 million of issuance costs in connection with the 2015 Senior Notes. Interest on the 3.15% Senior Notes is payable semi-annually on May 19 and November 19 of each year to holders of record at the close of business on May 4 or November 4 immediately preceding the interest payment date. Interest on the 4.25% Senior Notes is payable semi-annually on January 15 and July 15 of each year to holders of record at the close of business on January 1 or July 1 immediately preceding the interest payment date.
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
Although the specific terms of each indenture governing each series of senior notes vary, the indentures contain certain restrictive covenants, including with respect to Aptiv’s (and Aptiv’s subsidiaries) ability to incur liens, enter into sale and leaseback transactions and merge with or into other entities. As of December 31, 2018, the Company was in compliance with the provisions of all series of the outstanding senior notes.
The 2013 Senior Notes and the 2014 Senior Notes were issued by Aptiv Corporation. The 2014 Senior Notes are, and prior to their redemption, the 2013 Senior Notes were, fully and unconditionally guaranteed, jointly and severally, by Aptiv PLC and by certain of Aptiv PLC’s direct and indirect subsidiaries which are directly or indirectly 100% owned by Aptiv PLC, subject to customary release provisions (other than in the case of Aptiv PLC). The 2015 Euro-denominated Senior Notes, 2015 Senior Notes, 2016 Euro-denominated Senior Notes and 2016 Senior Notes issued by Aptiv PLC are fully and unconditionally guaranteed, jointly and severally, by certain of Aptiv PLC’s direct and indirect subsidiaries (including Aptiv Corporation), which are directly or indirectly 100% owned by Aptiv PLC, subject to customary release provisions. Refer to Note 22. Supplemental Guarantor and Non-Guarantor Condensed Consolidating Financial Statements for additional information.

Other Financing
Receivable factoring—Aptiv maintains a €300 million European accounts receivable factoring facility that is available on a committed basis. This facility is accounted for as short-term debt and borrowings are subject to the availability of eligible accounts receivable. Collateral is not required related to these trade accounts receivable. This program renews on a non-committed, indefinite basis unless terminated by either party. Borrowings bear interest at Euro Interbank Offered Rate (“EURIBOR”) plus 0.42% for borrowings denominated in Euros. As of December 31, 2018, Aptiv had $279 million outstanding on the European accounts receivable factoring facility. No amounts were outstanding on the European accounts receivable factoring facility as of December 31, 2017.
Capital leases and other—As of December 31, 2018 and December 31, 2017, approximately $32 million and $42 million, respectively, of other debt primarily issued by certain non-U.S. subsidiaries and capital lease obligations were outstanding.
Interest—Cash paid for interest related to debt outstanding totaled $134 million, $124 million and $144 million for the years ended December 31, 2018, 2017 and 2016, respectively.
Letter of credit facilities—In addition to the letters of credit issued under the Credit Agreement, Aptiv had approximately $2 million outstanding through other letter of credit facilities as of December 31, 2018, primarily to support arrangements and other obligations at certain of its subsidiaries. There were no amounts outstanding under these letter of credit facilities as of December 31, 2017.
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
Amounts disclosed within this note include amounts attributable to the Company’s discontinued operations, unless otherwise noted. Refer to Note 25. Discontinued Operations for further detail.

Funded Status
The amounts shown below reflect the change in the U.S. defined benefit pension obligations during 2018 and 2017.

	Year Ended December 31,
	2018	2017
	(in millions)
Benefit obligation at beginning of year	$29	$40
Interest cost	1	1
Actuarial gain	(2)	—
Benefits paid	(10)	(12)
Benefit obligation at end of year	18	29
Change in plan assets:
Fair value of plan assets at beginning of year	—	—
Aptiv contributions	10	12
Benefits paid	(10)	(12)
Fair value of plan assets at end of year	—	—
Underfunded status	(18)	(29)
Amounts recognized in the consolidated balance sheets consist of:
Current liabilities	(7)	(10)
Non-current liabilities	(11)	(19)
Total	(18)	(29)
Amounts recognized in accumulated other comprehensive loss consist of (pre-tax):
Actuarial loss	8	9
Total	$8	$9

The amounts shown below reflect the change in the non-U.S. defined benefit pension obligations during 2018 and 2017.

	Year Ended December 31,
	2018	2017
	(in millions)
Benefit obligation at beginning of year	$835	$2,137
Obligation assumed in KUM acquisition	25	—
Service cost	17	48
Interest cost	23	54
Actuarial gain	(4)	(1)
Benefits paid	(30)	(71)
Impact of curtailments	(1)	3
Plan amendments	6	—
Spin-off of Delphi Technologies	—	(1,518)
Exchange rate movements and other	(62)	183
Benefit obligation at end of year	809	835
Change in plan assets:
Fair value of plan assets at beginning of year	377	1,212
Assets acquired in KUM acquisition	19	—
Actual return on plan assets	(6)	75
Aptiv contributions	38	67
Benefits paid	(30)	(71)
Spin-off of Delphi Technologies	—	(997)
Exchange rate movements and other	(36)	91
Fair value of plan assets at end of year	362	377
Underfunded status	(447)	(458)
Amounts recognized in the consolidated balance sheets consist of:
Non-current assets	2	4
Current liabilities	(17)	(31)
Non-current liabilities	(432)	(431)
Total	(447)	(458)
Amounts recognized in accumulated other comprehensive loss consist of (pre-tax):
Actuarial loss	143	144
Prior service cost	6	1
Total	$149	$145

The projected benefit obligation (“PBO”), accumulated benefit obligation (“ABO”), and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets and with plan assets in excess of accumulated benefit obligations are as follows:

	U.S. Plans		Non-U.S. Plans
	2018	2017	2018	2017
	(in millions) Plans with ABO in Excess of Plan Assets
PBO	$18	$29	$699	$743
ABO	18	29	655	701
Fair value of plan assets at end of year	—	—	258	282
	Plans with Plan Assets in Excess of ABO
PBO	$—	$—	$110	$92
ABO	—	—	85	64
Fair value of plan assets at end of year	—	—	104	95
	Total
PBO	$18	$29	$809	$835
ABO	18	29	740	765
Fair value of plan assets at end of year	—	—	362	377
Benefit costs presented below were determined based on actuarial methods and included the following, which include the results of discontinued operations:

	U.S. Plans
	Year Ended December 31,
	2018	2017	2016
	(in millions)
Interest cost	$1	$1	$1
Amortization of actuarial losses	1	1	1
Net periodic benefit cost	$2	$2	$2

	Non-U.S. Plans
	Year Ended December 31,
	2018	2017	2016
	(in millions)
Service cost	$17	$48	$46
Interest cost	23	54	63
Expected return on plan assets	(22)	(63)	(65)
Settlement loss	3	1	—
Curtailment (gain) loss	(1)	16	3
Amortization of actuarial losses	13	35	14
Other	—	—	2
Net periodic benefit cost	$33	$91	$63
Other postretirement benefit obligations were approximately $3 million and $4 million at December 31, 2018 and 2017, respectively.
Experience gains and losses, as well as the effects of changes in actuarial assumptions and plan provisions are recognized in other comprehensive income. Cumulative gains and losses in excess of 10% of the PBO for a particular plan are amortized over the average future service period of the employees in that plan. The estimated actuarial loss for the defined benefit pension plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost in 2019 is $11 million.

The principal assumptions used to determine the pension expense and the actuarial value of the projected benefit obligation for the U.S. and non-U.S. pension plans were:
Assumptions used to determine benefit obligations at December 31:

	Pension Benefits
	U.S. Plans		Non-U.S. Plans
	2018	2017	2018	2017
Weighted-average discount rate	3.80%	2.70%	3.53%	3.39%
Weighted-average rate of increase in compensation levels	N/A	N/A	3.74%	3.65%
Assumptions used to determine net expense for years ended December 31:

	Pension Benefits
	U.S. Plans			Non-U.S. Plans
	2018	2017	2016	2018	2017	2016
Weighted-average discount rate	2.70%	2.70%	2.70%	3.39%	2.83%	3.81%
Weighted-average rate of increase in compensation levels	N/A	N/A	N/A	3.65%	3.86%	3.67%
Weighted-average expected long-term rate of return on plan assets	N/A	N/A	N/A	5.63%	5.84%	5.84%
Aptiv selects discount rates by analyzing the results of matching each plan’s projected benefit obligations with a portfolio of high-quality fixed income investments rated AA-or higher by Standard and Poor’s.
Aptiv does not have any U.S. pension assets; therefore no U.S. asset rate of return calculation was necessary. The primary funded non-U.S. plans are in the U.K. and Mexico. For the determination of 2018 expense, Aptiv assumed a long-term expected asset rate of return of approximately 5.50% and 7.50% for the U.K. and Mexico, respectively. Aptiv evaluated input from local actuaries and asset managers, including consideration of recent fund performance and historical returns, in developing the long-term rate of return assumptions. The assumptions for the U.K. and Mexico are primarily long-term, prospective rates. To determine the expected return on plan assets, the market-related value of our plan assets is actual fair value.
Aptiv’s pension expense for 2019 is determined at the 2018 year end measurement date. For purposes of analysis, the following table highlights the sensitivity of the Company’ pension obligations and expense attributable to continuing operations to changes in key assumptions:

Change in Assumption	Impact on Pension Expense	Impact on PBO
25 basis point (“bp”) decrease in discount rate	+ $2 million	+ $28 million
25 bp increase in discount rate	- $2 million	- $26 million
25 bp decrease in long-term expected return on assets	+ $1 million	—
25 bp increase in long-term expected return on assets	- $1 million	—
The above sensitivities reflect the effect of changing one assumption at a time. It should be noted that economic factors and conditions often affect multiple assumptions simultaneously and the effects of changes in key assumptions are not necessarily linear. The above sensitivities also assume no changes to the design of the pension plans and no major restructuring programs.

Pension Funding
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

	Projected Pension Benefit Payments
	U.S. Plans	Non-U.S. Plans
	(in millions)
2019	$8	$40
2020	4	36
2021	3	39
2022	1	41
2023	1	45
2024 – 2028	2	272
Aptiv anticipates making pension contributions and benefit payments of approximately $48 million in 2019.
Aptiv sponsors defined contribution plans for certain hourly and salaried employees. Expense related to the contributions for these plans attributable to continued operations was $37 million, $36 million, and $36 million for the years ended December 31, 2018, 2017 and 2016, respectively.
Plan Assets
Certain pension plans sponsored by Aptiv invest in a diversified portfolio consisting of an array of asset classes that attempts to maximize returns while minimizing volatility. These asset classes include developed market equities, emerging market equities, private equity, global high quality and high yield fixed income, real estate and absolute return strategies.
The fair values of Aptiv’s pension plan assets weighted-average asset allocations at December 31, 2018 and 2017, by asset category, are as follows:

	Fair Value Measurements at December 31, 2018
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Cash	$22	$22	$—	$—
Time deposits	23	—	23	—
Equity mutual funds	25	—	25	—
Bond mutual funds	148	—	148	—
Real estate trust funds	24	—	—	24
Hedge funds	21	—	—	21
Insurance contracts	6	—	—	6
Debt securities	53	53	—	—
Equity securities	40	40	—	—
Total	$362	$115	$196	$51

	Fair Value Measurements at December 31, 2017
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Cash	$17	$17	$—	$—
Time deposits	4	—	4	—
Equity mutual funds	114	—	114	—
Bond mutual funds	94	—	94	—
Real estate trust funds	13	—	—	13
Hedge funds	27	—	—	27
Insurance contracts	6	—	—	6
Debt securities	51	51	—	—
Equity securities	51	51	—	—
Total	$377	$119	$212	$46
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
Debt securities—The fair value of debt securities is determined by direct quoted market prices on regulated financial exchanges.
Equity securities—The fair value of equity securities is determined by direct quoted market prices on regulated financial exchanges.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Real Estate Trust Fund	Hedge Funds	Insurance Contracts
	(in millions)
Beginning balance at January 1, 2017	$29	$107	$5
Actual return on plan assets:
Relating to assets still held at the reporting date	1	2	1
Purchases, sales and settlements	6	—	—
Spin-off of Delphi Technologies	(23)	(84)	—
Foreign currency translation and other	—	2	—
Ending balance at December 31, 2017	$13	$27	$6
Actual return on plan assets:
Relating to assets still held at the reporting date	$2	$—	$—
Purchases, sales and settlements	9	(4)	—
Foreign currency translation and other	—	(2)	—
Ending balance at December 31, 2018	$24	$21	$6

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
Unsecured Creditors Litigation
Aptiv was subject to litigation related to general unsecured claims against DPHH, resulting from that entity’s 2005 bankruptcy filing. In January 2017, the U.S. Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”) which had jurisdiction over the general unsecured claims, granted summary judgment in favor of the holders of the general unsecured claims against DPHH, and a $300 million distribution for general unsecured claims was triggered.
In connection with the January 2017 ruling, the Company recorded a reserve of $300 million in the fourth quarter of 2016. The reserve was recorded to other expense in the consolidated statement of operations, and resulted in a corresponding reduction in earnings per diluted share of approximately $1.10 for the year ended December 31, 2016. In March 2017, the Bankruptcy Court issued a ruling on the application of pre-judgment interest owed on the amount of the distribution to be made to the holders of the general unsecured claims. Pursuant to this ruling, Aptiv recorded an additional reserve of $27 million during the three months ended March 31, 2017.
During the second quarter of 2017, Aptiv and the holders of the general unsecured claims against DPHH reached an agreement to settle this matter for $310 million, which was subsequently approved by the Bankruptcy Court. In July 2017, the Company paid the $310 million settlement pursuant to the terms of the settlement agreement. In accordance with the terms of the settlement agreement, the Company recorded a net incremental charge of $10 million to other expense during the year ended December 31, 2017.
Brazil Matters
Aptiv conducts business operations in Brazil that are subject to the Brazilian federal labor, social security, environmental, tax and customs laws, as well as a variety of state and local laws. While Aptiv believes it complies with such laws, they are complex, subject to varying interpretations, and the Company is often engaged in litigation with government agencies regarding the application of these laws to particular circumstances. As of December 31, 2018, the majority of claims asserted against Aptiv in Brazil relate to such litigation. The remaining claims in Brazil relate to commercial and labor litigation with private parties. As of December 31, 2018, claims totaling approximately $145 million (using December 31, 2018 foreign currency rates) have been asserted against Aptiv in Brazil. As of December 31, 2018, the Company maintains accruals for these asserted claims of $30 million (using December 31, 2018 foreign currency rates). The amounts accrued represent claims that are deemed probable of loss and are reasonably estimable based on the Company’s analyses and assessment of the asserted claims and prior experience with similar matters. While the Company believes its accruals are adequate, the final amounts required to resolve these matters could differ materially from the Company’s recorded estimates and Aptiv’s results of operations could be materially affected. The Company estimates the reasonably possible loss in excess of the amounts accrued related to these claims to be zero to $115 million.
Environmental Matters
Aptiv is subject to the requirements of U.S. federal, state, local and non-U.S. environmental and safety and health laws and regulations. As of December 31, 2018 and December 31, 2017, the undiscounted reserve for environmental investigation and remediation was approximately $4 million (of which $1 million was recorded in accrued liabilities and $3 million was recorded in other long-term liabilities) and $4 million (which was recorded in other long-term liabilities), respectively. Aptiv cannot ensure that environmental requirements will not change or become more stringent over time or that its eventual environmental remediation costs and liabilities will not exceed the amount of its current reserves. In the event that such liabilities were to significantly exceed the amounts recorded, Aptiv’s results of operations could be materially affected. At December 31, 2018 the difference between the recorded liabilities and the reasonably possible range of potential loss was not material.
Operating Leases
Rental expense totaled $112 million, $100 million and $85 million for the years ended December 31, 2018, 2017 and 2016, respectively. As of December 31, 2018, Aptiv had minimum lease commitments under non-cancellable operating leases totaling $514 million, which become due as follows:

Minimum Future Operating Lease Commitments
(in millions)
2019	$103
2020	92
2021	81
2022	68
2023	50
Thereafter	120
Total	$514

14. INCOME TAXES
Income from continuing operations before income taxes and equity income for U.S. and non-U.S. operations are as follows:

	Year Ended December 31,
	2018	2017	2016
	(in millions)
U.S. income (loss)	$369	$(32)	$150
Non-U.S. income	965	1,287	850
Income from continuing operations before income taxes and equity income	$1,334	$1,255	$1,000

The provision (benefit) for income taxes from continuing operations is comprised of:

	Year Ended December 31,
	2018	2017	2016
	(in millions)
Current income tax expense (benefit):
U.S. federal	$40	$37	$47
Non-U.S.	214	214	238
U.S. state and local	10	(2)	3
Total current	264	249	288
Deferred income tax expense (benefit), net:
U.S. federal	13	(15)	(88)
Non-U.S.	(16)	(12)	(33)
U.S. state and local	(11)	1	—
Total deferred	(14)	(26)	(121)
Total income tax provision	$250	$223	$167
Cash paid or withheld for income taxes was $283 million, $275 million and $253 million for the years ended December 31, 2018, 2017 and 2016, respectively.
For purposes of comparability and consistency, the Company uses the notional U.S. federal income tax rate when presenting the Company’s reconciliation of the income tax provision. The Company was a U.K. resident taxpayer and became an Irish resident taxpayer in April 2018. A reconciliation of the provision for income taxes compared with the amounts at the notional U.S. federal statutory rate was:

	Year Ended December 31,
	2018	2017	2016
	(in millions)
Notional U.S. federal income taxes at statutory rate	$280	$439	$350
Income taxed at other rates	(106)	(260)	(86)
Change in valuation allowance	(4)	(6)	(17)
Other change in tax reserves	36	25	76
Withholding taxes	28	64	44
Tax credits	(18)	(32)	(196)
Change in tax law	26	(6)	(1)
Other adjustments	8	(1)	(3)
Total income tax expense	$250	$223	$167
Effective tax rate	19%	18%	17%
The Company’s tax rate is affected by the fact that its parent entity was a U.K. resident taxpayer and became an Irish resident taxpayer in April 2018, the tax rates in Ireland, the U.K. and other jurisdictions in which the Company operates, the relative amount of income earned by jurisdiction and the relative amount of losses or income for which no tax benefit or expense was recognized due to a valuation allowance. Included in the non-U.S. income taxed at other rates are tax incentives obtained in various non-U.S. countries, primarily the High and New Technology Enterprise (“HNTE”) status in China, a Free Trade Zone exemption in Honduras and the Special Economic Zone exemption in Turkey, which totaled $41 million in 2018, $45 million in 2017 and $45 million in 2016, as well as tax benefit for income earned, and no tax benefit for losses incurred, in jurisdictions where a valuation allowance has been recorded. The Company currently benefits from tax holidays in various non-U.S. jurisdictions with expiration dates from 2019 through 2041. The income tax benefits attributable to these tax holidays are approximately $7 million ($0.03 per share) in 2018, $7 million ($0.03 per share) in 2017 and $10 million ($0.04 per share) in 2016.
The effective tax rate in the year ended December 31, 2018 was impacted by additional income tax expense for an adjustment to the provisional effects of the enactment of The Tax Cuts and Jobs Act (the “Tax Legislation”) and the income tax expense recorded as a result of the intra-entity transfer of intellectual property, as described below, partially offset by favorable geographic income mix in 2018 as compared to 2017, primarily due to changes in the underlying operations of the business. The Company also accrued $36 million of reserve adjustments for uncertain tax positions, which included reserves for ongoing audits in foreign jurisdictions, as well as for changes in estimates based on relevant new or additional evidence obtained related to certain of the Company’s tax positions, including tax authority administrative pronouncements and court decisions.
The Tax Legislation was enacted in the U.S. on December 22, 2017, significantly revising the U.S. corporate income tax by, among other things, lowering corporate income tax rates and imposing a one-time repatriation tax on deemed repatriated earnings of foreign subsidiaries. Pursuant to ASU 2018-05, Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118 (“ASU 2018-05”), the Company recognized the provisional effects of the enactment of the Tax Legislation of approximately $50 million during the year ended December 31, 2017 for which measurement could be reasonably estimated. The impact was primarily the result of increased tax expense due to the one-time deemed repatriation tax and a reduction of our foreign tax credit, partially offset by the favorable impact of the reduced tax rate on the Company’s net deferred tax liabilities. Pursuant to ASU 2018-05, adjustments to the provisional amounts recorded by the Company as of December 31, 2017 identified within a subsequent measurement period of up to one year from the enactment date were to be included, as discussed above, as an adjustment to tax expense from continuing operations in the period the amounts are determined. During 2018, the U.S. Treasury Department and the Internal Revenue Service (“IRS”) issued additional guidance, particularly with respect to computing the transition tax on the untaxed foreign earnings of foreign subsidiaries. As a result, during the year ended December 31, 2018, the Company recorded approximately $30 million to income tax expense as an adjustment to the provisional amounts recorded as of December 31, 2017, primarily related to a reduction of our foreign tax credit as a result of recently issued regulatory guidance. The accounting for the Tax Legislation was finalized in the fourth quarter of 2018, and resulted in no further adjustments beyond the amounts described above.
The Tax Legislation also created a provision known as Global Intangible Low-Taxed Income (“GILTI”) that imposes a tax on certain earnings of foreign subsidiaries. U.S. GAAP allows companies to make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or to provide for the tax expense related to GILTI in the year the tax is incurred. We have elected to account for GILTI in the year the tax is incurred.
During the year ended December 31, 2017, the Company also incurred certain intra-entity gains and related tax impacts in connection with transactions comprising the Separation. During the fourth quarter of 2017, the Company finalized its plan and entered into several transactions to separate these businesses into stand-alone legal and operational structures. As these transactions occurred between related subsidiaries that were consolidated at the time the transactions occurred, the gains were deferred within the consolidated financial statements in accordance with ASC 810. The tax impacts of the gains, which totaled approximately $64 million, were recognized upon the distribution of the related assets to Delphi Technologies and recorded as a reduction to Shareholders’ Equity during the year ended December 31, 2017.
The effective tax rate in the year ended December 31, 2016 was impacted by favorable geographic income mix in 2016 as compared to 2015, primarily due to changes in the underlying operations of the business, as well as $17 million for releases of valuation allowances as a result of the Company’s determination that it was more likely than not that certain deferred tax assets would be realized. These benefits were offset by $76 million of reserve adjustments recorded for uncertain tax positions, which included reserves for ongoing audits in foreign jurisdictions, as well as for changes in estimates based on relevant new or additional evidence obtained related to certain of the Company’s tax positions, including tax authority administrative pronouncements and court decisions. These reserve adjustments resulted in foreign tax credit benefits of approximately $18 million. Additionally, following a change in U.S. tax regulation during 2016, the Company recorded a tax credit benefit of approximately $16 million during the year ended December 31, 2016.
As described above, certain of the Company’s Chinese subsidiaries benefit from a reduced corporate income tax rate as a result of their HNTE status. Aptiv regularly submits applications to reapply for HNTE status as they expire. The Company believes each of the applicable entities will continue to renew HNTE status going forward and has reflected this in calculating total income tax expense.
Intellectual Property Transfer
During the year ended December 31, 2018, the Company finalized changes to its corporate entity operating structure, including transferring certain intellectual property among certain of its subsidiaries, primarily to align corporate entities with the Company’s evolving operations and business model following the Separation of its former Powertrain Systems segment. The transfer of assets occurred between wholly-owned legal entities in different U.S. and non-U.S. tax jurisdictions. As the impact of the transfer was the result of an intra-entity transaction, the resulting gain on the transfer was eliminated for purposes of the consolidated financial statements. However, the transferring entity recognized a gain on the transfer of assets that was subject to income tax in its local jurisdiction. In accordance with ASU 2016-16, which the Company adopted in the first quarter of 2018, as further described in Note 2. Significant Accounting Policies, the income tax expense recorded as a result of the intra-entity transfer of the intellectual property was approximately $30 million, net during the year ended December 31, 2018.

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

	December 31,
	2018	2017
	(in millions)
Deferred tax assets:
Pension	$88	$94
Employee benefits	43	12
Net operating loss carryforwards	1,089	976
Warranty and other liabilities	63	88
Other	136	210
Total gross deferred tax assets	1,419	1,380
Less: valuation allowances	(1,178)	(1,008)
Total deferred tax assets (1)	$241	$372
Deferred tax liabilities:
Fixed assets	$38	$33
Tax on unremitted profits of certain foreign subsidiaries	59	69
Intangibles	234	307
Total gross deferred tax liabilities	331	409
Net deferred tax liabilities	$(90)	$(37)

(1)	Reflects gross amount before jurisdictional netting of deferred tax assets and liabilities.
Deferred tax liabilities and assets are classified as long-term in the consolidated balance sheet. Net deferred tax assets and liabilities are included in the consolidated balance sheets as follows:

	December 31,
	2018	2017
	(in millions)
Long-term assets	$143	$185
Long-term liabilities	(233)	(222)
Total deferred tax liability	$(90)	$(37)
The net deferred tax liability of $90 million as of December 31, 2018 are primarily comprised of deferred tax liabilities in South Korea, the U.S. and Singapore offset by deferred tax asset amounts primarily in Mexico, China, Turkey and the U.K.
Net Operating Loss and Tax Credit Carryforwards
As of December 31, 2018, the Company has gross deferred tax assets of approximately $1,073 million for non-U.S. net operating loss (“NOL”) carryforwards with recorded valuation allowances of $1,042 million. These NOL’s are available to offset future taxable income and realization is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards. The NOL’s primarily relate to Luxembourg and Germany. The NOL carryforwards have expiration dates ranging from one year to an indefinite period.
Deferred tax assets include $64 million and $108 million of tax credit carryforwards with recorded valuation allowances of $62 million and $49 million at December 31, 2018 and 2017, respectively. These tax credit carryforwards expire at various times from 2019 through 2038.
Cumulative Undistributed Foreign Earnings
No income taxes have been provided on indefinitely reinvested earnings of certain foreign subsidiaries at December 31, 2018.

Withholding taxes of $59 million have been accrued on undistributed earnings that are not indefinitely reinvested and are primarily related to China, Turkey, Honduras and Morocco. There are no other material liabilities for income taxes on the undistributed earnings of foreign subsidiaries, as the Company has concluded that such earnings are either indefinitely reinvested or should not give rise to additional income tax liabilities as a result of the distribution of such earnings.
Uncertain Tax Positions
The Company recognizes tax benefits only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Unrecognized tax benefits are tax benefits claimed in the Company’s tax returns that do not meet these recognition and measurement standards.
A reconciliation of the gross change in the unrecognized tax benefits balance, excluding interest and penalties is as follows:

	Year Ended December 31,
	2018	2017	2016
	(in millions)
Balance at beginning of year	$224	$180	$43
Additions related to current year	33	51	94
Additions related to prior years	65	40	67
Reductions related to prior years	(19)	(31)	(15)
Reductions due to expirations of statute of limitations	(78)	(15)	(8)
Settlements	(16)	(1)	(1)
Balance at end of year	$209	$224	$180
A portion of the Company’s unrecognized tax benefits would, if recognized, reduce its effective tax rate. The remaining unrecognized tax benefits relate to tax positions for which only the timing of the benefit is uncertain. Recognition of these tax benefits would reduce the Company’s effective tax rate only through a reduction of accrued interest and penalties. As of December 31, 2018 and 2017, the amounts of unrecognized tax benefit that would reduce the Company’s effective tax rate were $203 million and $159 million, respectively. Pursuant to the Company’s redomiciliation from the U.K. to Ireland in 2018, Aptiv PLC forfeited its net operating loss carryforwards. These net operating losses were offset against approximately $60 million of reserves for uncertain tax positions which lapsed in 2018 due to the expiration of the statute of limitations. For 2018 and 2017, respectively, $18 million and $85 million of reserves for uncertain tax positions would be offset by the write-off of a related deferred tax asset, if recognized.
The Company recognizes interest and penalties relating to unrecognized tax benefits as part of income tax expense. Total accrued liabilities for interest and penalties were $12 million and $21 million at December 31, 2018 and 2017, respectively. Total interest and penalties recognized as part of income tax expense was a $7 million benefit, a $5 million expense and a $5 million expense for the years ended December 31, 2018, 2017 and 2016, respectively.
The Company files tax returns in multiple jurisdictions and is subject to examination by taxing authorities throughout the world. Taxing jurisdictions significant to Aptiv include Barbados, China, Germany, Ireland, Luxembourg, Mexico, South Korea, the U.K. and the U.S. Open tax years related to these taxing jurisdictions remain subject to examination and could result in additional tax liabilities. In general, the Company’s affiliates are no longer subject to income tax examinations by foreign tax authorities for years before 2002. It is reasonably possible that audit settlements, the conclusion of current examinations or the expiration of the statute of limitations in several jurisdictions could impact the Company’s unrecognized tax benefits. A reversal of less than $10 million is reasonably possible in the next 12 months, due to the running of statutes of limitations in various taxing jurisdictions.

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
Weighted Average Shares
The following table illustrates net income per share attributable to Aptiv and the weighted average shares outstanding used in calculating basic and diluted income per share:

	Year Ended December 31,
	2018	2017	2016
	(in millions, except per share data)
Numerator:
Income from continuing operations	$1,067	$1,021	$834
Income from discontinued operations	—	334	423
Net income attributable to Aptiv	$1,067	$1,355	$1,257
Denominator:
Weighted average ordinary shares outstanding, basic	264.41	267.16	273.02
Dilutive shares related to RSUs	0.81	0.87	0.68
Weighted average ordinary shares outstanding, including dilutive shares	265.22	268.03	273.70

Basic net income per share:
Continuing operations	$4.04	$3.82	$3.05
Discontinued operations	—	1.25	1.55
Basic net income per share attributable to Aptiv	$4.04	$5.07	$4.60
Diluted net income per share:
Continuing operations	$4.02	$3.81	$3.05
Discontinued operations	—	1.25	1.54
Diluted net income per share attributable to Aptiv	$4.02	$5.06	$4.59
Anti-dilutive securities share impact	—	—	—
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
A summary of the ordinary shares repurchased during the years ended December 31, 2018, 2017 and 2016 is as follows:

	Year Ended December 31,
	2018	2017	2016
Total number of shares repurchased	6,530,369	4,667,193	9,481,946
Average price paid per share	$76.44	$82.00	$66.93
Total (in millions)	$499	$383	$635
As of December 31, 2018, approximately $490 million of share repurchases remained available under the April 2016 share repurchase program. All repurchased shares were retired, and are reflected as a reduction of ordinary share capital for the par value of the shares, with the excess applied as reductions to additional paid-in-capital and retained earnings.
New Share Repurchase Program
In January 2019, the Board of Directors authorized a new share repurchase program of up to $2.0 billion of ordinary shares. This share repurchase program provides for share purchases in the open market or in privately negotiated transactions, depending on share price, market conditions and other factors, as determined by the Company. This program will commence following the completion of the Company’s April 2016 share repurchase program described above.

Dividends
The Company has declared and paid cash dividends per ordinary share during the periods presented as follows:

	Dividend	Amount
	Per Share	(in millions)
2018:
Fourth quarter	$0.22	$58
Third quarter	0.22	58
Second quarter	0.22	58
First quarter	0.22	59
Total	$0.88	$233
2017:
Fourth quarter	$0.29	$77
Third quarter	0.29	77
Second quarter	0.29	78
First quarter	0.29	78
Total	$1.16	$310
In addition, in January 2019, the Board of Directors declared a regular quarterly cash dividend of $0.22 per ordinary share, payable on February 20, 2019 to shareholders of record at the close of business on February 6, 2019.

16. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The changes in accumulated other comprehensive income (loss) attributable to Aptiv (net of tax) are shown below. Other comprehensive income includes activity relating to discontinued operations.

	Year Ended December 31,
	2018	2017	2016
	(in millions)
Foreign currency translation adjustments:
Balance at beginning of year	$(369)	$(799)	$(661)
Aggregate adjustment for the year (1)	(186)	305	(138)
Spin-off of Delphi Technologies	—	125	—
Balance at end of year	(555)	(369)	(799)

Gains (losses) on derivatives:
Balance at beginning of year	$4	$(11)	$(106)
Other comprehensive income (loss) before reclassifications (net tax effect of $3 million, $1 million and $23 million)	(36)	14	(1)
Reclassification to income (net tax effect of $3 million, $6 million and $30 million)	(3)	1	96
Balance at end of year	(35)	4	(11)

Pension and postretirement plans:
Balance at beginning of year	$(106)	$(405)	$(266)
Other comprehensive income (loss) before reclassifications (net tax effect of $3 million, $3 million and $32 million)	(11)	(19)	(150)
Reclassification to income (net tax effect of $2 million, $6 million and $1 million)	13	30	11
Spin-off of Delphi Technologies	—	288	—
Balance at end of year	(104)	(106)	(405)

Accumulated other comprehensive loss, end of year	$(694)	$(471)	$(1,215)

(1)
Includes $67 million of gains, $177 million of losses and $67 million of gains for the years ended December 31, 2018, 2017 and 2016, respectively, related to non-derivative net investment hedges. Refer to Note 17. Derivatives and Hedging Activities for further description of the Company’s net investment hedges. The year ended December 31, 2016 also includes $29 million of accumulated currency translation adjustment losses reclassified to net income as a result of the sale of the Company’s Mechatronics business, as further described in Note 20. Acquisitions and Divestitures.

Reclassifications from accumulated other comprehensive income (loss) to income were as follows:

Reclassification Out of Accumulated Other Comprehensive Income (Loss)
Details About Accumulated Other Comprehensive Income Components	Year Ended December 31,			Affected Line Item in the Statement of Operations
	2018	2017	2016
	(in millions)
Foreign currency translation adjustments:
Sale of Mechatronics business (1)	$—	$—	$(29)	Cost of sales
	—	—	(29)	Income before income taxes
	—	—	—	Income tax expense
	—	—	(29)	Net income
	—	—	—	Net income attributable to noncontrolling interest
	$—	$—	$(29)	Net income attributable to Aptiv

Gains (losses) on derivatives:
Commodity derivatives	$14	$18	$(42)	Cost of sales
Foreign currency derivatives	(14)	(25)	(84)	Cost of sales
	—	(7)	(126)	Income before income taxes
	3	6	30	Income tax expense
	3	(1)	(96)	Net income
	—	—	—	Net income attributable to noncontrolling interest
	$3	$(1)	$(96)	Net income attributable to Aptiv

Pension and postretirement plans:
Actuarial loss	$(14)	$(35)	$(12)	(2)
Settlement loss	(2)	(1)	—	(2)
Curtailment gain	1	—	—	(2)
	(15)	(36)	(12)	Income before income taxes
	2	6	1	Income tax expense
	(13)	(30)	(11)	Net income
	—	—	—	Net income attributable to noncontrolling interest
	$(13)	$(30)	$(11)	Net income attributable to Aptiv

Total reclassifications for the year	$(10)	$(31)	$(136)

(1)
Represents accumulated currency translation adjustment losses reclassified to net income as a result of the sale of the Company’s Mechatronics business during the year ended December 31, 2016, as further described in Note 20. Acquisitions and Divestitures.

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

As of December 31, 2018, the Company had the following outstanding notional amounts related to commodity and foreign currency forward and option contracts designated as cash flow hedges that were entered into to hedge forecasted exposures:

Commodity	Quantity Hedged	Unit of Measure	Notional Amount (Approximate USD Equivalent)
	(in thousands)		(in millions)
Copper	93,337	pounds	$260

Foreign Currency	Quantity Hedged	Unit of Measure	Notional Amount (Approximate USD Equivalent)
	(in millions)
Mexican Peso	15,584	MXN	$795
Chinese Yuan Renminbi	2,426	RMB	355
Polish Zloty	476	PLN	125
Euro	23	EUR	25
New Turkish Lira	60	TRY	10
As of December 31, 2018, Aptiv has entered into derivative instruments to hedge cash flows extending out to December 2020.
Gains and losses on derivatives qualifying as cash flow hedges are recorded in other comprehensive income (“OCI”), to the extent that hedges are effective, until the underlying transactions are recognized in earnings. Unrealized amounts in accumulated OCI will fluctuate based on changes in the fair value of hedge derivative contracts at each reporting period. Net losses on cash flow hedges included in accumulated OCI as of December 31, 2018 were $23 million ($15 million, net of tax). Of this total, approximately $17 million of losses are expected to be included in cost of sales within the next 12 months and $6 million of losses are expected to be included in cost of sales in subsequent periods. Cash flow hedges are discontinued when Aptiv determines it is no longer probable that the originally forecasted transactions will occur. The amount included in cost of sales related to hedge ineffectiveness was insignificant for the years ended December 31, 2018, 2017 and 2016, respectively. Cash flows from derivatives used to manage commodity and foreign exchange risks are classified as operating activities within the consolidated statement of cash flows.
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
Since the first quarter of 2016, the Company has entered into a series of forward contracts, each of which have been designated as net investment hedges of the foreign currency exposure of the Company’s investments in certain Chinese Yuan Renminbi (“RMB”)-denominated subsidiaries. During the first quarter of 2016, the Company entered into a forward contract with a notional amount of 2.4 billion RMB (approximately $370 million, using March 31, 2016 foreign currency rates), which matured in May 2016, and the Company paid $1 million at settlement. In December 2016, the Company entered into a forward contract with a notional amount of 1.8 billion RMB (approximately $265 million, using December 31, 2016 foreign currency rates), which matured in June 2017, and the Company paid $12 million at settlement. In June 2017, the Company entered into a forward contract with a notional amount of 2.4 billion RMB (approximately $345 million, using June 30, 2017 foreign currency rates), which matured in December 2017, and the Company paid $16 million at settlement. In December 2017, the Company entered into a forward contract with a notional amount of 1.9 billion RMB (approximately $290 million, using December 31, 2017 foreign currency rates), which matured in June 2018, and the Company paid $10 million at settlement. In June 2018, the Company entered into a forward contract with a notional amount of 486 million RMB (approximately $75 million, using June 30, 2018 foreign currency rates), which matured in December 2018, and the Company received $4 million at settlement. In

December 2018, the Company entered into a forward contract with a notional amount of 570 million RMB (approximately $85 million, using December 31, 2018 foreign currency rates), which matures in March 2019. Refer to the tables below for details of the fair value recorded in the consolidated balance sheet and the effects recorded in the consolidated statement of operations and consolidated statement of comprehensive income related to these derivative instruments.
The Company has designated the €700 million 2015 Euro-denominated Senior Notes and the €500 million 2016 Euro-denominated Senior Notes, as more fully described in Note 11. Debt, as net investment hedges of the foreign currency exposure of its investments in certain Euro-denominated subsidiaries. Due to changes in the value of the Euro-denominated debt instruments designated as net investment hedges, during the years ended December 31, 2018 and 2017, $67 million of gains and $177 million of losses, respectively, were recognized within the cumulative translation adjustment component of OCI. Cumulative losses included in accumulated OCI on these net investment hedges were $50 million as of December 31, 2018 and $117 million as of December 31, 2017. There were no amounts reclassified or recognized for ineffectiveness in the years ended December 31, 2018 or 2017.
Derivatives Not Designated as Hedges
In certain occasions the Company enters into certain foreign currency and commodity contracts that are not designated as hedges. When hedge accounting is not applied to derivative contracts, gains and losses are recorded to other income (expense), net and cost of sales in the consolidated statement of operations.
In conjunction with the acquisition of KUM, as more fully disclosed in Note 20. Acquisitions and Divestitures, in March 2018, the Company entered into forward contracts, requiring no initial net investment, with notional amounts totaling 559 billion South Korean Won (“KRW”) (approximately $520 million using March 1, 2018 foreign currency rates) to hedge portions of the currency risk associated with the cash payment for the acquisition. Pursuant to the requirements of ASC 815, Derivatives and Hedging, the forwards did not qualify as hedges for accounting purposes, and therefore, changes in the fair value of the forwards were recognized in other income (expense), net. During the year ended December 31, 2018, the change in fair value resulted in a pre-tax gain of $4 million, included within other income in the consolidated statement of operations. In conjunction with the closing of the acquisition, Aptiv settled the forward contracts in the second quarter of 2018 and received $4 million, which is reflected within investing activities from continuing operations in the consolidated statement of cash flows.
On July 30, 2015, Aptiv made a recommended offer to acquire HellermannTyton Group PLC. In conjunction with the acquisition, in August 2015, the Company entered into option contracts with notional amounts totaling £917 million to hedge portions of the currency risk associated with the cash payment for the acquisition at a cost of $15 million. Subsequently, in conjunction with the closing of the acquisition, Aptiv entered into offsetting option contracts. Pursuant to the requirements of ASC 815, Derivatives and Hedging, the options did not qualify as hedges for accounting purposes. The Company paid $15 million to settle these options during the year ended December 31, 2016, which is reflected within investing activities in the consolidated statement of cash flows.
Fair Value of Derivative Instruments in the Balance Sheet
The fair value of derivative financial instruments recorded in the consolidated balance sheets as of December 31, 2018 and December 31, 2017 are as follows:

	Asset Derivatives		Liability Derivatives		Net Amounts of Assets and (Liabilities) Presented in the Balance Sheet
	Balance Sheet Location	December 31, 2018	Balance Sheet Location	December 31, 2018	December 31, 2018
	(in millions)
Derivatives designated as cash flow hedges:
Commodity derivatives	Other current assets	$—	Accrued liabilities	$15
Foreign currency derivatives*	Other current assets	9	Other current assets	3	$6
Foreign currency derivatives*	Accrued liabilities	—	Accrued liabilities	4	(4)
Commodity derivatives	Other long-term assets	—	Other long-term liabilities	7
Foreign currency derivatives*	Other long-term assets	2	Other long-term assets	—	2
Foreign currency derivatives*	Other long-term liabilities	—	Other long-term liabilities	2	(2)
Total derivatives designated as hedges		$11		$31

	Asset Derivatives		Liability Derivatives		Net Amounts of Assets and (Liabilities) Presented in the Balance Sheet
	Balance Sheet Location	December 31, 2017	Balance Sheet Location	December 31, 2017	December 31, 2017
	(in millions)
Derivatives designated as cash flow hedges:
Commodity derivatives	Other current assets	$27	Accrued liabilities	$—
Foreign currency derivatives*	Other current assets	3	Other current assets	—	$3
Foreign currency derivatives*	Accrued liabilities	7	Accrued liabilities	17	(10)
Commodity derivatives	Other long-term assets	8	Other long-term liabilities	—
Foreign currency derivatives*	Other long-term liabilities	—	Other long-term liabilities	11	(11)
Derivatives designated as net investment hedges:
Foreign currency derivatives	Other current assets	—	Accrued liabilities	5
Total derivatives designated as hedges		$45		$33
* Derivative instruments within this category are subject to master netting arrangements and are presented on a net basis in the consolidated balance sheets in accordance with accounting guidance related to the offsetting of amounts related to certain contracts.
The fair value of Aptiv’s derivative financial instruments was in a net liability position as of December 31, 2018 and a net asset position as of December 31, 2017.
Effect of Derivatives on the Statement of Operations and Statement of Comprehensive Income
The pre-tax effect of derivative financial instruments in the consolidated statement of operations and consolidated statement of comprehensive income for the year ended December 31, 2018 is as follows:

Year Ended December 31, 2018	(Loss) Gain Recognized in OCI (Effective Portion)	Gain (Loss) Reclassified from OCI into Income (Effective Portion)	Gain Recognized in Income (Ineffective Portion Excluded from Effectiveness Testing)
	(in millions)
Derivatives designated as cash flow hedges:
Commodity derivatives	$(45)	$14	$—
Foreign currency derivatives	14	(14)	—
Derivatives designated as net investment hedges:
Foreign currency derivatives	(2)	—	—
Total	$(33)	$—	$—

Gain Recognized in Income
(in millions)
Derivatives not designated:
Foreign currency derivatives	$2
Total	$2

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
The gain or loss reclassified from OCI into income for the effective portion of designated derivative instruments and the gain or loss recognized in income for the ineffective portion of designated derivative instruments excluded from effectiveness testing were recorded to other income (expense), net and cost of sales in the consolidated statements of operations for the years ended December 31, 2018, 2017 and 2016. The gain or loss recognized in income for non-designated derivative instruments was recorded to other income (expense), net and cost of sales in the consolidated statements of operations for the years ended December 31, 2018, 2017 and 2016.

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
As of December 31, 2018 and 2017, Aptiv was in a net derivative liability position of $20 million and a net derivative asset position of $12 million, respectively, and no significant adjustments were recorded for nonperformance risk based on the application of peer companies’ CDS rates, evaluation of our own nonperformance risk and because Aptiv’s exposures were to counterparties with investment grade credit ratings. Refer to Note 17. Derivatives and Hedging Activities for further information regarding derivatives.
Contingent consideration—As described in Note 20. Acquisitions and Divestitures, as of December 31, 2018, additional contingent consideration may be earned as a result of Aptiv’s acquisition agreement for nuTonomy, Inc. (“nuTonomy”). The liability for contingent consideration is estimated as of the date of the acquisition and is recorded as part of the purchase price, and is subsequently re-measured to fair value at each reporting date based on a probability-weighted analysis using a rate that reflects the uncertainty surrounding the expected outcomes, which the Company believes is appropriate and representative of market participant assumptions. The measurement of the liability for contingent consideration is based on significant inputs that are not observable in the market, and is therefore classified as a Level 3 measurement in accordance with ASU Topic 820-10-35. Examples of utilized unobservable inputs are estimated future earnings or milestone achievements of the acquired businesses and applicable discount rates. The estimate of the liability may fluctuate if there are changes in the forecast of the acquired businesses’ future earnings or milestone achievements, as a result of actual earnings or milestones achieved or in the discount rates used to determine the present value of contingent future cash flows. As of December 31, 2018, the range of periods in which the earn-out provisions may be achieved is from 2019 to 2020. The Company regularly reviews these assumptions, and makes adjustments to the fair value measurements as required by facts and circumstances.
As of December 31, 2018 and 2017, the liability for contingent consideration was $49 million (of which $16 million was classified within other current liabilities and $33 million was classified within other long-term liabilities) and $33 million (of which $7 million was classified within other current liabilities and $26 million was classified within other long-term liabilities). Adjustments to this liability for interest accretion are recognized in interest expense, and any other changes in the fair value of this liability are recognized within other income (expense), net in the consolidated statement of operations.
The changes in the contingent consideration liability classified as a Level 3 measurement were as follows:

	Year Ended December 31,
	2018	2017
	(in millions)
Fair value at beginning of year	$33	$35
Additions	—	32
Payments	(7)	(22)
Interest accretion	—	2
Measurement adjustments	23	(14)
Fair value at end of year	$49	$33
During the year ended December 31, 2018, Aptiv paid $7 million of contingent consideration and recorded net increases to its contingent consideration liabilities of $23 million based on the actual level of earnings or achievement of certain milestones and the forecasted future earnings or milestone achievements of the acquired businesses during the contractual earn-out period.
During the year ended December 31, 2017, Aptiv recorded liabilities of $32 million for the estimated fair values of contingent consideration related to its acquisitions, as further described in Note 20. Acquisitions and Divestitures. Also during the year ended December 31, 2017, the Company paid $22 million of contingent consideration and recorded reductions to its contingent consideration liabilities of $14 million based on the actual level of earnings or achievement of certain milestones and the forecasted future earnings or milestone achievements of the acquired businesses during the contractual earn-out period.

As of December 31, 2018 and 2017, Aptiv had the following assets measured at fair value on a recurring basis:

	Total	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
	(in millions)
As of December 31, 2018
Foreign currency derivatives	$8	$—	$8	$—
Total	$8	$—	$8	$—
As of December 31, 2017
Commodity derivatives	$35	$—	$35	$—
Foreign currency derivatives	3	—	3	—
Total	$38	$—	$38	$—
As of December 31, 2018 and 2017, Aptiv had the following liabilities measured at fair value on a recurring basis:

	Total	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
	(in millions)
As of December 31, 2018
Commodity derivatives	$22	$—	$22	$—
Foreign currency derivatives	6	—	6	—
Contingent consideration	49	—	—	49
Total	$77	$—	$28	$49
As of December 31, 2017
Foreign currency derivatives	$26	$—	$26	$—
Contingent consideration	33	—	—	33
Total	$59	$—	$26	$33
Non-derivative financial instruments—Aptiv’s non-derivative financial instruments include cash and cash equivalents, accounts and notes receivable, accounts payable, as well as debt, which consists of its accounts receivable factoring arrangement, capital leases and other debt issued by Aptiv’s non-U.S. subsidiaries, the Revolving Credit Facility, the Tranche A Term Loan and all series of outstanding senior notes. The fair value of debt is based on quoted market prices for instruments with public market data or significant other observable inputs for instruments without a quoted public market price (Level 2). As of December 31, 2018 and December 31, 2017, total debt was recorded at $4,344 million and $4,149 million, respectively, and had estimated fair values of $4,222 million and $4,289 million, respectively. For all other financial instruments recorded at December 31, 2018 and December 31, 2017, fair value approximates book value.
Fair Value Measurements on a Nonrecurring Basis
In addition to items that are measured at fair value on a recurring basis, Aptiv also has items in its balance sheet that are measured at fair value on a nonrecurring basis. As these items are not measured at fair value on a recurring basis, they are not included in the tables above. Nonfinancial assets and liabilities that are measured at fair value on a nonrecurring basis include certain long-lived assets, equity investments, intangible assets, asset retirement obligations, share-based compensation and liabilities for exit or disposal activities measured at fair value upon initial recognition. During the years ended December 31, 2018, 2017 and 2016, Aptiv recorded non-cash asset impairment charges totaling $4 million, $9 million and $1 million, respectively, within cost of sales related to declines in the fair values of certain fixed assets. During the year ended December 31, 2018, Aptiv recorded non-cash asset impairment charges totaling $30 million within amortization related to declines in the fair values of certain intangible assets. Fair value of long-lived and intangible assets is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved and a review of appraisals or other market indicators and management estimates. As such, Aptiv has determined that the fair value measurements of long-lived and intangible assets fall in Level 3 of the fair value hierarchy.

19. OTHER INCOME, NET
Other income (expense), net included:

	Year Ended December 31,
	2018	2017	2016
	(in millions)
Interest income	$21	$7	$1
Loss on extinguishment of debt	—	—	(73)
Components of net periodic benefit cost other than service cost	(18)	(32)	(18)
Reserve for Unsecured Creditors litigation	—	(10)	(300)
Costs associated with acquisitions	(14)	(8)	—
Contingent consideration liability fair value adjustment	(23)	14	(3)
Other, net	36	8	9
Other income (expense), net	$2	$(21)	$(384)
During the year ended December 31, 2018, Aptiv incurred approximately $18 million in transaction costs related to the acquisitions of KUM and Winchester and, as further discussed in Note 17. Derivatives and Hedging Activities, recorded a gain of $4 million on forward contracts entered into in order to hedge portions of the currency risk associated with the cash payment for the acquisition of KUM, which are reflected within costs associated with acquisitions in the above table. Additionally, as further discussed in Note 25. Discontinued Operations, during the year ended December 31, 2018, Aptiv recorded $11 million for certain fees earned pursuant to the transition services agreement in connection with the Separation of the Company’s former Powertrain Systems segment.
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
During the year ended December 31, 2016, Aptiv recorded a reserve of $300 million for the Unsecured Creditors litigation. As further discussed in Note 11. Debt, during the year ended December 31, 2016, Aptiv redeemed for cash the entire $800 million aggregate principal amount outstanding of the 2013 Senior Notes, resulting in a loss on debt extinguishment of approximately $70 million. Aptiv also recorded a loss on debt extinguishment of $3 million during the year ended December 31, 2016 in conjunction with the 2016 amendment to the Credit Agreement, as further discussed in Note 11. Debt. Additionally, as further discussed in Note 25. Discontinued Operations, during the year ended December 31, 2016, Aptiv recorded $8 million for certain fees earned pursuant to the transition services agreement in connection with the sale of the Company’s wholly owned Thermal Systems business.

20. ACQUISITIONS AND DIVESTITURES
Acquisition of Winchester Interconnect
On October 24, 2018, Aptiv acquired 100% of the equity interests of Winchester Interconnect (“Winchester”), a leading provider of custom engineered interconnect solutions for harsh environment applications, for total consideration of $682 million. The results of operations of Winchester are reported within the Signal and Power Solutions segment from the date of acquisition. The Company acquired Winchester utilizing cash on hand and short-term borrowings.

The acquisition was accounted for as a business combination, with the total purchase price allocated on a preliminary basis using information available, in the fourth quarter of 2018. The preliminary purchase price and related allocation to the acquired net assets of Winchester based on their estimated fair values is shown below (in millions):
Assets acquired and liabilities assumed

Purchase price, cash consideration, net of cash acquired	$682

Property, plant and equipment	$31
Intangible assets	233
Other assets, net	25
Identifiable net assets acquired	289
Goodwill resulting from purchase	393
Total purchase price allocation	$682
Intangible assets include $187 million recognized for the fair value of customer-based assets with estimated useful lives of approximately 9 years, $9 million of technology-related assets with estimated useful lives of approximately 5 years and $37 million recognized for the fair value of the acquired trade name, which has an indefinite useful life. The estimated fair value of these assets was based on third-party valuations and management’s estimates, generally utilizing income and market approaches. Goodwill recognized in this transaction is primarily attributable to synergies expected to arise after the acquisition and the assembled workforce of Winchester, and is not deductible for tax purposes.
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
Acquisition of KUM
On June 14, 2018, Aptiv acquired 100% of the equity interests of KUM, a specialized manufacturer of connectors for the automotive industry, for total consideration of $526 million. The results of operations of KUM are reported within the Signal and Power Solutions segment from the date of acquisition. The Company acquired KUM utilizing cash on hand.
The acquisition was accounted for as a business combination, with the total purchase price allocated on a preliminary basis using information available, in the second quarter of 2018. Minor adjustments were recorded to the purchase price, goodwill and other assets purchased and liabilities assumed, from the amounts disclosed as of June 30, 2018. These adjustments were not significant for any period presented after the acquisition date. The preliminary purchase price and related allocation to the acquired net assets of KUM based on their estimated fair values is shown below (in millions):
Assets acquired and liabilities assumed

Purchase price, cash consideration, net of cash acquired	$515
Debt and pension liabilities assumed	11
Total consideration, net of cash acquired	$526

Property, plant and equipment	$121
Intangible assets	110
Other assets, net	31
Identifiable net assets acquired	262
Goodwill resulting from purchase	264
Total purchase price allocation	$526
Intangible assets primarily include amounts recognized for the fair value of customer-based assets, which will be amortized over their estimated useful lives of approximately 9 years. The estimated fair value of these assets was based on third-party valuations and management’s estimates, generally utilizing income and market approaches. Goodwill recognized in this transaction is primarily attributable to synergies expected to arise after the acquisition and the assembled workforce of KUM, and is not deductible for tax purposes.
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
Acquisition of nuTonomy
On November 21, 2017, Aptiv acquired 100% of the equity interests of nuTonomy, Inc. (“nuTonomy”), a leading provider of autonomous driving software and technology, for total consideration of up to $454 million. Of the total consideration, $284 million of the purchase price was paid at closing, subject to certain post-closing adjustments. An additional $109 million of the purchase price will vest to certain selling shareholders in annual installments over a three-year period from the acquisition date, subject to such shareholders’ compliance with certain employment conditions. Of the $109 million, approximately $7 million was payable after one year and approximately $51 million is payable after each of the second and third years following the acquisition date. These remaining installments will be recorded as a component of cost of sales ratably over the respective installment period.
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
The acquisition was accounted for as a business combination, with the total purchase price allocated on a preliminary basis using information available, in the fourth quarter of 2017. The purchase price and related allocation were finalized in the fourth quarter of 2018, and resulted in minor adjustments from the amounts previously disclosed. The purchase price and related allocation to the acquired net assets of nuTonomy based on their estimated fair values is shown below (in millions):
Assets acquired and liabilities assumed

Purchase price, cash consideration, net of cash acquired	$284
Purchase price, fair value of contingent consideration	24
Total purchase price, net of cash acquired	$308

Intangible assets	$102
Other liabilities, net	(35)
Identifiable net assets acquired	67
Goodwill resulting from purchase	241
Total purchase price allocation	$308
Intangible assets include $102 million of in-process research and development, which will not be amortized, but tested for impairment until the completion or abandonment of the associated research and development efforts. The estimated fair value of these assets was based on third-party valuations and management’s estimates, generally utilizing income and market approaches. Goodwill recognized in this transaction is primarily attributable to synergies expected to arise after the acquisition from future growth and potential commercialization opportunities, and is not deductible for tax purposes.
The pro forma effects of this acquisition would not materially impact the Company’s reported results for any period presented, and as a result no pro forma financial statements were presented.
Acquisition of Movimento Group
On January 3, 2017, Aptiv acquired 100% of the equity interests of Movimento Group (“Movimento”), a leading provider of Over-the-Air software and data management for the automotive sector, for a purchase price of $40 million at closing and an additional cash payment of up to $10 million contingent upon the achievement of certain performance metrics over a future 2-

year period. The range of the undiscounted amounts the Company could be required to pay under this arrangement is between $0 and $10 million. As of the closing date of the acquisition, the contingent consideration was assigned a fair value of approximately $8 million. Refer to Note 18. Fair Value of Financial Instruments for additional information regarding the measurement of the contingent consideration liability. The results of operations of Movimento are reported within the Advanced Safety and User Experience segment from the date of acquisition. The Company acquired Movimento utilizing cash on hand.
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
Intangible assets include $8 million recognized for the fair value of the acquired trade name, which has an estimated useful life of approximately 25 years, $4 million of customer-based and technology-related assets with estimated useful lives of approximately 7 years and $10 million of in-process research and development, which will not be amortized, but tested for impairment until the completion or abandonment of the associated research and development efforts. The estimated fair value of these assets was based on third-party valuations and management’s estimates, generally utilizing income and market approaches.
The pro forma effects of this acquisition would not materially impact the Company’s reported results for any period presented, and as a result no pro forma financial statements were presented.
Acquisition of PureDepth, Inc.
On March 23, 2016, Aptiv acquired 100% of the equity interests of PureDepth, Inc. (“PureDepth”), a leading provider of 3D display technology, for approximately $15 million. The results of operations of PureDepth are reported within the Advanced Safety and User Experience segment from the date of acquisition. The acquisition was accounted for as a business combination, with the total purchase price allocated on a preliminary basis using information available, in the first quarter of 2016. The purchase price and related allocation were finalized in the first quarter of 2017, and resulted in no adjustments from the amounts previously disclosed. The purchase price and related allocation to the acquired net assets of PureDepth based on their estimated fair values is shown below (in millions):
Assets acquired and liabilities assumed

Purchase price, cash consideration	$15

Intangible assets	$10
Goodwill resulting from purchase	5
Total purchase price allocation	$15
Intangible assets include amounts recognized for the fair value of in-process research and development, which will not be amortized, but tested for impairment until the completion or abandonment of the associated research and development efforts. The fair value of these assets was based on third-party valuations and management’s estimates, generally utilizing income and market approaches.
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
Sale of Thermal Systems Business
On June 30, 2015, Aptiv completed the sale of the Company’s wholly owned Thermal Systems business. On September 24, 2015, Aptiv completed the sale of its interest in its KDAC joint venture, and on March 31, 2016, Aptiv completed the sale of its interest in its SDAAC joint venture. Aptiv’s interests in the SDAAC and KDAC joint ventures were previously reported within the Thermal Systems segment. Accordingly, the results of the Thermal Systems business are classified as discontinued operations for all periods presented. Refer to Note 25. Discontinued Operations for further disclosure related to the Company’s discontinued operations, including details of the divestiture transactions.
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
During the fourth quarter of 2018, the Company’s Advanced Safety and User Experience segment made a $15 million investment in Affectiva, Inc., a leader in human perception artificial intelligence technology.
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
Refer to Note 5. Investments in Affiliates for further information regarding the Company’s technology investments.

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
Board of Director Awards
On April 23, 2015, Aptiv granted 20,347 RSUs to the Board of Directors at a grant date fair value of approximately $2 million. The grant date fair value was determined based on the closing price of the Company’s ordinary shares on April 23, 2015. The RSUs vested on April 27, 2016, and 24,542 ordinary shares, which included shares issued in connection with dividend equivalents, were issued to members of the Board of Directors at a fair value of approximately $2 million. 1,843 ordinary shares were withheld to cover the minimum U.K. withholding taxes.
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

	RSUs	Weighted Average Grant Date Fair Value
	(in thousands)
Nonvested, January 1, 2016	1,980	$74.66
Granted	1,219	68.35
Vested	(1,241)	65.91
Forfeited	(218)	74.10
Nonvested, December 31, 2016	1,740	76.54
Granted	1,245	82.02
Vested	(980)	73.01
Forfeited	(195)	76.18
Adjustment due to Delphi Technologies Separation (1)	(3)
Nonvested, December 31, 2017 (2)	1,807	68.66
Granted	1,242	87.08
Vested	(968)	65.83
Forfeited	(202)	77.64
Nonvested, December 31, 2018	1,879	81.24

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

As of December 31, 2018, there were approximately 374,000 Aptiv performance-based RSUs, with a weighted average grant date fair value of $57.56, that were vested but not yet distributed.
Aptiv recognized compensation expense from continuing operations of $58 million ($57 million, net of tax), $62 million ($56 million, net of tax) and $62 million ($54 million net of tax) based on the Company’s best estimate of ultimate performance against the respective targets during the years ended December 31, 2018, 2017 and 2016, respectively. Aptiv will continue to recognize compensation expense, based on the grant date fair value of the awards applied to the Company’s best estimate of ultimate performance against the respective targets, over the requisite vesting periods of the awards. Based on the grant date fair value of the awards and the Company’s best estimate of ultimate performance against the respective targets as of December 31, 2018, unrecognized compensation expense on a pre-tax basis of approximately $89 million is anticipated to be recognized over a weighted average period of approximately 2 years. For the years ended December 31, 2018, 2017 and 2016, respectively, approximately $35 million, $33 million and $40 million of cash was paid and reflected as a financing activity in the statements of cash flows related to the tax withholding for vested RSUs.

22. SUPPLEMENTAL GUARANTOR AND NON-GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
Basis of Presentation
Notes Issued by the Subsidiary Issuer
As described in Note 11. Debt, Aptiv Corporation (the “Subsidiary Issuer/Guarantor”), a 100% owned subsidiary of Aptiv PLC (the “Parent”), issued the 2013 Senior Notes and the 2014 Senior Notes, both of which were registered under the Securities Act, and is the borrower of obligations under the Credit Agreement. The 2013 Senior Notes were subsequently redeemed and extinguished in September 2016. The 2014 Senior Notes and obligations under the Credit Agreement are, and prior to their redemption, the 2013 Senior Notes were, fully and unconditionally guaranteed by Aptiv PLC and certain of Aptiv PLC’s direct and indirect subsidiary companies, which are directly or indirectly 100% owned by Aptiv PLC (the “Subsidiary Guarantors”), on a joint and several basis, subject to customary release provisions (other than in the case of Aptiv PLC). All other consolidated direct and indirect subsidiaries of Aptiv PLC (“Non-Guarantor Subsidiaries”) are not subject to the guarantees.

Notes Issued by the Parent
As described in Note 11. Debt, Aptiv PLC issued the 2015 Senior Notes, the 2015 Euro-denominated Senior Notes, the 2016 Euro-denominated Senior Notes and the 2016 Senior Notes, each of which were registered under the Securities Act. Each series of these senior notes are fully and unconditionally guaranteed on a joint and several basis, subject to customary release provisions, by certain of Aptiv PLC’s direct and indirect subsidiary companies (the “Subsidiary Guarantors”), and Aptiv Corporation, each of which are directly or indirectly 100% owned by Aptiv PLC. All other Non-Guarantor Subsidiaries are not subject to the guarantees.
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
The historical presentation of the supplemental guarantor and non-guarantor condensed consolidating financial statements have been revised to be consistent with the presentation of the entities that comprise the structure of the Subsidiary Guarantors as of December 31, 2018.
Statement of Operations Year Ended December 31, 2018

	Parent	Subsidiary Guarantors	Subsidiary Issuer/Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Net sales	$—	$—	$—	$14,435	$—	$14,435
Operating expenses:
Cost of sales	—	—	—	11,706	—	11,706
Selling, general and administrative	27	—	—	966	—	993
Amortization	—	—	—	154	—	154
Restructuring	—	—	—	109	—	109
Total operating expenses	27	—	—	12,935	—	12,962
Operating (loss) income	(27)	—	—	1,500	—	1,473
Interest (expense) income	(141)	(147)	(200)	(25)	372	(141)
Other income (expense), net	—	1	80	293	(372)	2
(Loss) income from continuing operations before income taxes and equity income	(168)	(146)	(120)	1,768	—	1,334
Income tax benefit (expense)	—	—	27	(277)	—	(250)
(Loss) income from continuing operations before equity income	(168)	(146)	(93)	1,491	—	1,084
Equity in net income of affiliates	—	—	—	23	—	23
Equity in net income (loss) of subsidiaries	1,235	1,221	33	—	(2,489)	—
Income (loss) from continuing operations	1,067	1,075	(60)	1,514	(2,489)	1,107
Income from discontinued operations, net of tax	—	—	—	—	—	—
Net income (loss)	1,067	1,075	(60)	1,514	(2,489)	1,107
Net income attributable to noncontrolling interest	—	—	—	40	—	40
Net income (loss) attributable to Aptiv	$1,067	$1,075	$(60)	$1,474	$(2,489)	$1,067

Statement of Operations Year Ended December 31, 2017

	Parent	Subsidiary Guarantors	Subsidiary Issuer/Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Net sales	$—	$—	$—	$12,884	$—	$12,884
Operating expenses:
Cost of sales	—	—	—	10,270	—	10,270
Selling, general and administrative	137	—	—	815	—	952
Amortization	—	—	—	117	—	117
Restructuring	—	—	—	129	—	129
Total operating expenses	137	—	—	11,331	—	11,468
Operating (loss) income	(137)	—	—	1,553	—	1,416
Interest (expense) income	(255)	(24)	(174)	(11)	324	(140)
Other income (expense), net	—	144	13	146	(324)	(21)
(Loss) income from continuing operations before income taxes and equity income	(392)	120	(161)	1,688	—	1,255
Income tax benefit (expense)	—	—	59	(282)	—	(223)
(Loss) income from continuing operations before equity income	(392)	120	(102)	1,406	—	1,032
Equity in net income of affiliates	—	—	—	31	—	31
Equity in net income (loss) of subsidiaries	1,747	1,623	62	—	(3,432)	—
Income (loss) from continuing operations	1,355	1,743	(40)	1,437	(3,432)	1,063
Income from discontinued operations, net of tax	—	—	—	365	—	365
Net income (loss)	1,355	1,743	(40)	1,802	(3,432)	1,428
Net income attributable to noncontrolling interest	—	—	—	73	—	73
Net income (loss) attributable to Aptiv	$1,355	$1,743	$(40)	$1,729	$(3,432)	$1,355
Statement of Operations Year Ended December 31, 2016

	Parent	Subsidiary Guarantors	Subsidiary Issuer/Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Net sales	$—	$—	$—	$12,274	$—	$12,274
Operating expenses:
Cost of sales	—	—	—	9,527	—	9,527
Selling, general and administrative	87	—	—	837	—	924
Amortization	—	—	—	117	—	117
Restructuring	—	—	—	167	—	167
Total operating expenses	87	—	—	10,648	—	10,735
Operating (loss) income	(87)	—	—	1,626	—	1,539
Interest (expense) income	(208)	(23)	(202)	(67)	345	(155)
Other (expense) income, net	(5)	(163)	(11)	140	(345)	(384)
(Loss) income from continuing operations before income taxes and equity income	(300)	(186)	(213)	1,699	—	1,000
Income tax benefit (expense)	60	—	78	(305)	—	(167)
(Loss) income from continuing operations before equity income	(240)	(186)	(135)	1,394	—	833
Equity in net income of affiliates	—	—	—	35	—	35
Equity in net income (loss) of subsidiaries	1,497	1,531	359	—	(3,387)	—
Income (loss) from continuing operations	1,257	1,345	224	1,429	(3,387)	868
Income from discontinued operations, net of tax	—	—	—	458	—	458
Net income (loss)	1,257	1,345	224	1,887	(3,387)	1,326
Net income attributable to noncontrolling interest	—	—	—	69	—	69
Net income (loss) attributable to Aptiv	$1,257	$1,345	$224	$1,818	$(3,387)	$1,257

Statement of Comprehensive Income Year Ended December 31, 2018

	Parent	Subsidiary Guarantors	Subsidiary Issuer/Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Net income (loss)	$1,067	$1,075	$(60)	$1,514	$(2,489)	$1,107
Other comprehensive income (loss):
Currency translation adjustments	67	—	—	(261)	—	(194)
Net change in unrecognized loss on derivative instruments, net of tax	—	—	—	(39)	—	(39)
Employee benefit plans adjustment, net of tax	—	—	—	2	—	2
Other comprehensive income (loss)	67	—	—	(298)	—	(231)
Equity in other comprehensive (loss) income of subsidiaries	(290)	(177)	25	—	442	—
Comprehensive income (loss)	844	898	(35)	1,216	(2,047)	876
Comprehensive income attributable to noncontrolling interests	—	—	—	32	—	32
Comprehensive income (loss) attributable to Aptiv	$844	$898	$(35)	$1,184	$(2,047)	$844
Statement of Comprehensive Income Year Ended December 31, 2017

	Parent	Subsidiary Guarantors	Subsidiary Issuer/Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Net income (loss)	$1,355	$1,743	$(40)	$1,802	$(3,432)	$1,428
Other comprehensive (loss) income:
Currency translation adjustments	(177)	—	—	492	—	315
Net change in unrecognized gain on derivative instruments, net of tax	—	—	—	15	—	15
Employee benefit plans adjustment, net of tax	—	—	—	11	—	11
Other comprehensive (loss) income	(177)	—	—	518	—	341
Equity in other comprehensive income (loss) of subsidiaries	508	533	31	—	(1,072)	—
Comprehensive income (loss)	1,686	2,276	(9)	2,320	(4,504)	1,769
Comprehensive income attributable to noncontrolling interests	—	—	—	83	—	83
Comprehensive income (loss) attributable to Aptiv	$1,686	$2,276	$(9)	$2,237	$(4,504)	$1,686

Statement of Comprehensive Income Year Ended December 31, 2016

	Parent	Subsidiary Guarantors	Subsidiary Issuer/Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Net income (loss)	$1,257	$1,345	$224	$1,887	$(3,387)	$1,326
Other comprehensive income (loss):
Currency translation adjustments	65	—	—	(212)	—	(147)
Net change in unrecognized gain on derivative instruments, net of tax	—	—	—	95	—	95
Employee benefit plans adjustment, net of tax	—	—	—	(139)	—	(139)
Other comprehensive income (loss)	65	—	—	(256)	—	(191)
Equity in other comprehensive (loss) income of subsidiaries	(247)	(243)	2	—	488	—
Comprehensive income (loss)	1,075	1,102	226	1,631	(2,899)	1,135
Comprehensive income attributable to noncontrolling interests	—	—	—	60	—	60
Comprehensive income (loss) attributable to Aptiv	$1,075	$1,102	$226	$1,571	$(2,899)	$1,075

Balance Sheet as of December 31, 2018

	Parent	Subsidiary Guarantors	Subsidiary Issuer/Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$1	$—	$—	$566	$—	$567
Restricted cash	—	—	—	1	—	1
Accounts receivable, net	—	—	—	2,487	—	2,487
Intercompany receivables, current	54	16	3,114	4,201	(7,385)	—
Inventories	—	—	—	1,277	—	1,277
Other current assets	—	—	—	445	—	445
Total current assets	55	16	3,114	8,977	(7,385)	4,777
Long-term assets:
Intercompany receivables, long-term	—	—	768	1,424	(2,192)	—
Property, net	—	—	—	3,179	—	3,179
Investments in affiliates	—	—	—	99	—	99
Investments in subsidiaries	7,392	7,860	1,156	—	(16,408)	—
Intangible assets, net	—	—	—	3,904	—	3,904
Other long-term assets	—	—	6	515	—	521
Total long-term assets	7,392	7,860	1,930	9,121	(18,600)	7,703
Total assets	$7,447	$7,876	$5,044	$18,098	$(25,985)	$12,480
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$—	$—	$25	$281	$—	$306
Accounts payable	2	—	—	2,332	—	2,334
Intercompany payables, current	791	4,479	2,115	—	(7,385)	—
Accrued liabilities	31	—	11	1,012	—	1,054
Total current liabilities	824	4,479	2,151	3,625	(7,385)	3,694
Long-term liabilities:
Long-term debt	2,953	—	1,055	30	—	4,038
Intercompany payables, long-term	—	—	1,296	896	(2,192)	—
Pension benefit obligations	—	—	—	445	—	445
Other long-term liabilities	—	—	—	633	—	633
Total long-term liabilities	2,953	—	2,351	2,004	(2,192)	5,116
Total liabilities	3,777	4,479	4,502	5,629	(9,577)	8,810
Total Aptiv shareholders’ equity	3,670	3,397	542	12,258	(16,408)	3,459
Noncontrolling interest	—	—	—	211	—	211
Total shareholders’ equity	3,670	3,397	542	12,469	(16,408)	3,670
Total liabilities and shareholders’ equity	$7,447	$7,876	$5,044	$18,098	$(25,985)	$12,480

Balance Sheet as of December 31, 2017

	Parent	Subsidiary Guarantors	Subsidiary Issuer/Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$1	$—	$—	$1,595	$—	$1,596
Restricted cash	—	—	—	1	—	1
Accounts receivable, net	—	—	—	2,440	—	2,440
Intercompany receivables, current	50	16	82	9,867	(10,015)	—
Inventories	—	—	—	1,083	—	1,083
Other current assets	—	—	—	521	—	521
Total current assets	51	16	82	15,507	(10,015)	5,641
Long-term assets:
Intercompany receivables, long-term	—	—	768	1,366	(2,134)	—
Property, net	—	—	—	2,804	—	2,804
Investments in affiliates	—	—	—	91	—	91
Investments in subsidiaries	11,987	11,269	1,925	—	(25,181)	—
Intangible assets, net	—	—	—	3,163	—	3,163
Other long-term assets	60	—	8	402	—	470
Total long-term assets	12,047	11,269	2,701	7,826	(27,315)	6,528
Total assets	$12,098	$11,285	$2,783	$23,333	$(37,330)	$12,169
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$—	$—	$13	$4	$—	$17
Accounts payable	2	—	—	2,225	—	2,227
Intercompany payables, current	5,689	1,736	1,032	1,558	(10,015)	—
Accrued liabilities	91	—	10	1,195	—	1,296
Total current liabilities	5,782	1,736	1,055	4,982	(10,015)	3,540
Long-term liabilities:
Long-term debt	3,017	—	1,078	37	—	4,132
Intercompany payables, long-term	—	—	1,297	837	(2,134)	—
Pension benefit obligations	—	—	—	454	—	454
Other long-term liabilities	—	—	—	526	—	526
Total long-term liabilities	3,017	—	2,375	1,854	(2,134)	5,112
Total liabilities	8,799	1,736	3,430	6,836	(12,149)	8,652
Total Aptiv shareholders’ equity	3,299	9,549	(647)	16,279	(25,181)	3,299
Noncontrolling interest	—	—	—	218	—	218
Total shareholders’ equity	3,299	9,549	(647)	16,497	(25,181)	3,517
Total liabilities and shareholders’ equity	$12,098	$11,285	$2,783	$23,333	$(37,330)	$12,169

Statement of Cash Flows for the Year Ended December 31, 2018

	Parent	Subsidiary Guarantors	Subsidiary Issuer/Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Net cash (used in) provided by operating activities from continuing operations	$(170)	$—	$—	$1,810	$—	$1,640
Net cash used in operating activities from discontinued operations	—	—	—	(12)	—	(12)
Net cash (used in) provided by operating activities	(170)	—	—	1,798	—	1,628
Cash flows from investing activities:
Capital expenditures	—	—	—	(846)	—	(846)
Proceeds from sale of property / investments	—	—	—	13	—	13
Cost of business acquisitions, net of cash acquired	—	—	—	(1,197)	—	(1,197)
Cost of technology investments	—	—	—	(16)	—	(16)
Return of investment from subsidiaries	5,879	4,971	—	—	(10,850)	—
Settlement of derivatives	—	—	—	(2)	—	(2)
Loans to affiliates	—	—	—	(3,629)	3,629	—
Repayments of loans from affiliates	—	—	—	7,598	(7,598)	—
Investments in subsidiaries	(100)	—	—	—	100	—
Net cash provided by (used in) investing activities from continuing operations	5,779	4,971	—	1,921	(14,719)	(2,048)
Net cash used in investing activities from discontinued operations	—	—	—	—	—	—
Net cash provided by (used in) investing activities	5,779	4,971	—	1,921	(14,719)	(2,048)
Cash flows from financing activities:
Net proceeds under other short-term debt agreements	—	—	—	255	—	255
Contingent consideration and deferred acquisition purchase price payments	—	—	—	(13)	—	(13)
Dividend payments of consolidated affiliates to minority shareholders	—	—	—	(30)	—	(30)
Proceeds from borrowings from affiliates	1,002	2,627	—	—	(3,629)	—
Payments on borrowings from affiliates	(5,879)	(1,719)	—	—	7,598	—
Investment from parent	—	—	—	100	(100)	—
Dividends paid to affiliates	—	(5,879)	—	(4,971)	10,850	—
Repurchase of ordinary shares	(499)	—	—	—	—	(499)
Distribution of cash dividends	(233)	—	—	—	—	(233)
Taxes withheld and paid on employees’ restricted share awards	—	—	—	(35)	—	(35)
Net cash (used in) provided by financing activities	(5,609)	(4,971)	—	(4,694)	14,719	(555)
Effect of exchange rate fluctuations on cash, cash equivalents and restricted cash	—	—	—	(54)	—	(54)
Decrease in cash, cash equivalents and restricted cash	—	—	—	(1,029)	—	(1,029)
Cash, cash equivalents and restricted cash at beginning of year	1	—	—	1,596	—	1,597
Cash, cash equivalents and restricted cash at end of year	$1	$—	$—	$567	$—	$568
Cash, cash equivalents and restricted cash of discontinued operations	$—	$—	$—	$—	$—	$—
Cash, cash equivalents and restricted cash of continuing operations	$1	$—	$—	$567	$—	$568

Statement of Cash Flows for the Year Ended December 31, 2017

	Parent	Subsidiary Guarantors	Subsidiary Issuer/Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Net cash (used in) provided by operating activities from continuing operations	$(93)	$(184)	$—	$1,383	$—	$1,106
Net cash provided by operating activities from discontinued operations	—	—	—	362	—	362
Net cash (used in) provided by operating activities	(93)	(184)	—	1,745	—	1,468
Cash flows from investing activities:
Capital expenditures	—	—	—	(698)	—	(698)
Proceeds from sale of property / investments	—	—	—	7	—	7
Cost of business acquisitions, net of cash acquired	—	—	—	(324)	—	(324)
Cost of technology investments	—	—	—	(50)	—	(50)
Settlement of derivatives	—	—	—	(28)	—	(28)
Loans to affiliates	—	(126)	—	(986)	1,112	—
Repayments of loans from affiliates	—	—	—	1,345	(1,345)	—
Net cash used in investing activities from continuing operations	—	(126)	—	(734)	(233)	(1,093)
Net cash used in investing activities from discontinued operations	—	—	—	(159)	—	(159)
Net cash used in investing activities	—	(126)	—	(893)	(233)	(1,252)
Cash flows from financing activities:
Net repayments under other short-term debt agreements	—	—	—	(17)	—	(17)
Contingent consideration and deferred acquisition purchase price payments	—	—	—	(24)	—	(24)
Dividend payments of consolidated affiliates to minority shareholders	—	—	—	(38)	—	(38)
Proceeds from issuance of senior notes, net of issuance costs	—	—	—	796	—	796
Proceeds from borrowings from affiliates	802	310	—	—	(1,112)	—
Payments on borrowings from affiliates	(1,345)	—	—	—	1,345	—
Repurchase of ordinary shares	(383)	—	—	—	—	(383)
Distribution of cash dividends	(310)	—	—	—	—	(310)
Dividend received from spin-off of Delphi Technologies	1,148	—	—	—	—	1,148
Cash transferred from Delphi Technologies related to spin-off	180	—	—	—	—	180
Cash transferred to Delphi Technologies related to spin-off	—	—	—	(863)	—	(863)
Taxes withheld and paid on employees’ restricted share awards	—	—	—	(33)	—	(33)
Net cash provided by (used in) financing activities	92	310	—	(179)	233	456
Effect of exchange rate fluctuations on cash, cash equivalents and restricted cash	—	—	—	86	—	86
(Decrease) increase in cash, cash equivalents and restricted cash	(1)	—	—	759	—	758
Cash, cash equivalents and restricted cash at beginning of year	2	—	—	837	—	839
Cash, cash equivalents and restricted cash at end of year	$1	$—	$—	$1,596	$—	$1,597
Cash, cash equivalents and restricted cash of discontinued operations	$—	$—	$—	$—	$—	$—
Cash, cash equivalents and restricted cash of continuing operations	$1	$—	$—	$1,596	$—	$1,597

Statement of Cash Flows for the Year Ended December 31, 2016

	Parent	Subsidiary Guarantors	Subsidiary Issuer/Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Net cash (used in) provided by operating activities from continuing operations	$(141)	$125	$—	$1,510	$—	$1,494
Net cash provided by operating activities from discontinued operations	—	—	—	447	—	447
Net cash (used in) provided by operating activities	(141)	125	—	1,957	—	1,941
Cash flows from investing activities:
Capital expenditures	—	—	—	(657)	—	(657)
Proceeds from sale of property / investments	—	—	—	19	—	19
Net proceeds from divestiture of discontinued operations	—	—	—	48	—	48
Proceeds from business divestitures	—	—	—	197	—	197
Cost of business acquisitions, net of cash acquired	—	—	(15)	—	—	(15)
Cost of technology investments	—	—	(3)	—	—	(3)
Settlement of derivatives	—	—	—	(1)	—	(1)
Loans to affiliates	—	(979)	—	(1,346)	2,325	—
Repayments of loans from affiliates	—	—	—	353	(353)	—
Investments in subsidiaries	(854)	—	(350)	—	1,204	—
Net cash (used in) provided by investing activities from continuing operations	(854)	(979)	(368)	(1,387)	3,176	(412)
Net cash used in investing activities from discontinued operations	—	—	—	(166)	—	(166)
Net cash (used in) provided by investing activities	(854)	(979)	(368)	(1,553)	3,176	(578)
Cash flows from financing activities:
Net repayments under other short-term debt agreements	—	—	—	(34)	—	(34)
Repayment of senior notes	—	—	(862)	—	—	(862)
Proceeds from issuance of senior notes, net of issuance costs	852	—	—	—	—	852
Contingent consideration and deferred acquisition purchase price payments	—	—	—	(4)	—	(4)
Dividend payments of consolidated affiliates to minority shareholders	—	—	—	(42)	—	(42)
Proceeds from borrowings from affiliates	1,095	—	1,230	—	(2,325)	—
Payments on borrowings from affiliates	(353)	—	—	—	353	—
Investment from parent	350	854	—	—	(1,204)	—
Repurchase of ordinary shares	(634)	—	—	—	—	(634)
Distribution of cash dividends	(317)	—	—	—	—	(317)
Taxes withheld and paid on employees’ restricted share awards	—	—	—	(40)	—	(40)
Net cash provided by (used in) financing activities	993	854	368	(120)	(3,176)	(1,081)
Effect of exchange rate fluctuations on cash, cash equivalents and restricted cash	—	—	—	(23)	—	(23)
(Decrease) increase in cash, cash equivalents and restricted cash	(2)	—	—	261	—	259
Cash, cash equivalents and restricted cash at beginning of year	4	—	—	576	—	580
Cash, cash equivalents and restricted cash at end of year	$2	$—	$—	$837	$—	$839
Cash, cash equivalents and restricted cash of discontinued operations	$—	$—	$—	$101	$—	$101
Cash, cash equivalents and restricted cash of continuing operations	$2	$—	$—	$736	$—	$738

23. SEGMENT REPORTING
Aptiv operates its core business along the following operating segments, which are grouped on the basis of similar product, market and operating factors:

•	Signal and Power Solutions, which includes complete electrical architecture and component products.

•
Advanced Safety and User Experience, which includes component and systems integration expertise in infotainment and connectivity, body controls and security systems, active and passive safety electronics, autonomous driving software and technologies, as well as advanced development of software.

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
As described in Note 25. Discontinued Operations, the Company’s previously reported Powertrain Systems and Thermal Systems segments have been classified as discontinued operations for all periods presented. Discontinued operations also includes the Company’s thermal original equipment service business, the results of which were previously reported within the Powertrain Systems segment. Certain operations, primarily related to contract manufacturing services, which were previously included within the Thermal Systems reporting segment but which were not included in the scope of the divestiture, and certain original equipment service businesses that were previously included within the Powertrain Systems segment but which was not included in the spin-off, are reported in continuing operations and have been reclassified within the Advanced Safety and User Experience and Signal and Power Solutions segments for all periods presented. Amounts for shared general and administrative operating expenses that were allocated to the Powertrain Systems and Thermal Systems segments in prior periods have been re-allocated to the Company’s reportable operating segments. No amounts for shared general and administrative operating expense or interest expense were allocated to discontinued operations.
Included below are sales and operating data for Aptiv’s segments for the years ended December 31, 2018, 2017 and 2016, as well as balance sheet data as of December 31, 2018 and 2017.

	Signal and Power Solutions	Advanced Safety and User Experience	Eliminations and Other (1)	Total
	(in millions)
For the Year Ended December 31, 2018:
Net sales	$10,402	$4,078	$(45)	$14,435
Depreciation and amortization	$490	$186	$—	$676
Adjusted operating income	$1,424	$327	$—	$1,751
Operating income (2)	$1,279	$194	$—	$1,473
Equity income, net of tax	$23	$—	$—	$23
Net income attributable to noncontrolling interest	$40	$—	$—	$40
Capital expenditures	$534	$245	$67	$846

	Signal and Power Solutions	Advanced Safety and User Experience	Eliminations and Other (1)	Total
	(in millions)
For the Year Ended December 31, 2017:
Net sales	$9,507	$3,446	$(69)	$12,884
Depreciation and amortization	$438	$108	$—	$546
Adjusted operating income	$1,302	$292	$—	$1,594
Operating income (3)	$1,206	$210	$—	$1,416
Equity income, net of tax	$31	$—	$—	$31
Net income attributable to noncontrolling interest	$42	$—	$—	$42
Capital expenditures	$477	$196	$25	$698

	Signal and Power Solutions	Advanced Safety and User Experience	Eliminations and Other (1)	Total
	(in millions)
For the Year Ended December 31, 2016:
Net sales	$9,319	$3,024	$(69)	$12,274
Depreciation and amortization	$401	$88	$—	$489
Adjusted operating income	$1,272	$351	$—	$1,623
Operating income (4)	$1,099	$440	$—	$1,539
Equity income, net of tax	$35	$—	$—	$35
Net income attributable to noncontrolling interest	$34	$—	$—	$34
Capital expenditures	$458	$131	$68	$657

(1)
Eliminations and Other includes the elimination of inter-segment transactions. Capital expenditures amounts are attributable to corporate administrative and support functions, including corporate headquarters and certain technical centers.

(2)
Includes charges recorded in 2018 related to costs associated with employee termination benefits and other exit costs of $90 million for Signal and Power Solutions and $19 million for Advanced Safety and User Experience.

(3)
Includes charges recorded in 2017 related to costs associated with employee termination benefits and other exit costs of $67 million for Signal and Power Solutions and $62 million for Advanced Safety and User Experience.

(4)
Includes a pre-tax gain of $141 million from the divestiture of the Advanced Safety and User Experience Mechatronics business, as well as charges recorded in 2016 related to costs associated with employee termination benefits and other exit costs of $125 million for Signal and Power Solutions and $42 million for Advanced Safety and User Experience.

	Signal and Power Solutions	Advanced Safety and User Experience	Eliminations and Other (1)	Total
	(in millions)
Balance as of December 31, 2018:
Investment in affiliates	$99	$—	$—	$99
Goodwill	$2,180	$344	$—	$2,524
Total segment assets	$11,620	$5,024	$(4,164)	$12,480
Balance as of December 31, 2017:
Investment in affiliates	$91	$—	$—	$91
Goodwill	$1,594	$350	$—	$1,944
Total segment assets	$9,833	$4,225	$(1,889)	$12,169

(1)	Eliminations and Other includes the elimination of inter-segment transactions.
The reconciliation of Adjusted Operating Income to Operating Income includes, as applicable, restructuring, other acquisition and portfolio project costs (which includes costs incurred to integrate acquired businesses and to plan and execute product portfolio transformation actions, including business and product acquisitions and divestitures), asset impairments, gains (losses) on business divestitures and deferred compensation related to acquisitions. The reconciliations of Adjusted Operating Income to net income attributable to Aptiv for the years ended December 31, 2018, 2017 and 2016 are as follows:

	Signal and Power Solutions	Advanced Safety and User Experience	Eliminations and Other	Total
	(in millions)
For the Year Ended December 31, 2018:
Adjusted operating income	$1,424	$327	$—	$1,751
Restructuring	(90)	(19)	—	(109)
Other acquisition and portfolio project costs	(54)	(24)	—	(78)
Asset impairments	(1)	(33)	—	(34)
Deferred compensation related to nuTonomy acquisition	—	(57)	—	(57)
Operating income	$1,279	$194	$—	1,473
Interest expense				(141)
Other income, net				2
Income from continuing operations before income taxes and equity income				1,334
Income tax expense				(250)
Equity income, net of tax				23
Income from continuing operations				1,107
Income from discontinued operations, net of tax				—
Net income				1,107
Net income attributable to noncontrolling interest				40
Net income attributable to Aptiv				$1,067

	Signal and Power Solutions	Advanced Safety and User Experience	Eliminations and Other	Total
	(in millions)
For the Year Ended December 31, 2017:
Adjusted operating income	$1,302	$292	$—	$1,594
Restructuring	(67)	(62)	—	(129)
Other acquisition and portfolio project costs	(21)	(7)	—	(28)
Asset impairments	(8)	(1)	—	(9)
Deferred compensation related to nuTonomy acquisition	—	(12)	—	(12)
Operating income	$1,206	$210	$—	1,416
Interest expense				(140)
Other expense, net				(21)
Income from continuing operations before income taxes and equity income				1,255
Income tax expense				(223)
Equity income, net of tax				31
Income from continuing operations				1,063
Income from discontinued operations, net of tax				365
Net income				1,428
Net income attributable to noncontrolling interest				73
Net income attributable to Aptiv				$1,355

	Signal and Power Solutions	Advanced Safety and User Experience	Eliminations and Other	Total
	(in millions)
For the Year Ended December 31, 2016:
Adjusted operating income	$1,272	$351	$—	$1,623
Restructuring	(125)	(42)	—	(167)
Other acquisition and portfolio project costs	(48)	(9)	—	(57)
Asset impairments	—	(1)	—	(1)
Gain on business divestitures, net	—	141	—	141
Operating income	$1,099	$440	$—	1,539
Interest expense				(155)
Other expense, net				(384)
Income from continuing operations before income taxes and equity income				1,000
Income tax expense				(167)
Equity income, net of tax				35
Income from continuing operations				868
Income from discontinued operations, net of tax				458
Net income				1,326
Net income attributable to noncontrolling interest				69
Net income attributable to Aptiv				$1,257
Information concerning principal geographic areas is set forth below. Net sales data reflects the manufacturing location and is for the years ended December 31, 2018, 2017 and 2016. Net property data is as of December 31, 2018, 2017 and 2016.

	Year Ended December 31, 2018		Year Ended December 31, 2017		Year Ended December 31, 2016
	Net Sales	Net Property (1)	Net Sales	Net Property (1)	Net Sales	Net Property (1)
	(in millions)
United States (2)	$5,390	$942	$4,652	$839	$4,800	$733
Other North America	170	206	171	185	137	150
Europe, Middle East & Africa (3)	4,689	1,112	4,235	1,029	3,905	821
Asia Pacific (4)	3,916	869	3,544	698	3,212	573
South America	270	50	282	53	220	48
Total	$14,435	$3,179	$12,884	$2,804	$12,274	$2,325

(1)	Net property data represents property, plant and equipment, net of accumulated depreciation.

(2)
Includes net sales and machinery, equipment and tooling that relate to the Company’s maquiladora operations located in Mexico. These assets are utilized to produce products sold to customers located in the U.S.

(3)
Includes Aptiv’s country of domicile, Jersey, and the country of Aptiv’s principal executive offices, Ireland. The Company had no sales in Jersey or Ireland in any period. The Company had net property in Ireland of $22 million and less than $1 million as of December 31, 2018 and 2017, respectively, and no net property in Ireland as of December 31, 2016. The largest portion of net sales in the Europe, Middle East & Africa region was $1,398 million, $1,191 million and $944 million in Germany for the years ended December 31, 2018, 2017 and 2016, respectively.

(4)	Net sales and net property in Asia Pacific are primarily attributable to China.

24. QUARTERLY DATA (UNAUDITED)
The following is a condensed summary of the Company’s unaudited quarterly results of operations for fiscal 2018 and 2017.

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,	Total
	(in millions, except per share amounts)
2018
Net sales	$3,630	$3,684	$3,485	$3,636	$14,435
Cost of sales	2,947	2,958	2,834	2,967	11,706
Gross profit	$683	$726	$651	$669	$2,729
Operating income (1)	$374	$421	$323	$355	$1,473
Income from continuing operations	316	303	231	257	1,107
Income from discontinued operations, net of tax	—	—	—	—	—
Net income (2)	$316	$303	$231	$257	$1,107
Net income attributable to Aptiv	$307	$291	$222	$247	$1,067
Basic net income per share:
Continuing operations (3)	$1.16	$1.10	$0.84	$0.94	$4.04
Discontinued operations (3)	—	—	—	—	—
Basic net income per share attributable to Aptiv (3)	$1.16	$1.10	$0.84	$0.94	$4.04
Weighted average number of basic shares outstanding	265.69	264.81	264.56	262.61	264.41
Diluted net income per share:
Continuing operations (3)	$1.15	$1.10	$0.84	$0.94	$4.02
Discontinued operations (3)	—	—	—	—	—
Diluted net income per share attributable to Aptiv (3)	$1.15	$1.10	$0.84	$0.94	$4.02
Weighted average number of diluted shares outstanding	266.44	265.48	265.33	263.65	265.22

2017
Net sales	$3,143	$3,153	$3,148	$3,440	$12,884
Cost of sales	2,544	2,498	2,498	2,730	10,270
Gross profit	$599	$655	$650	$710	$2,614
Operating income (4)	$293	$364	$373	$386	$1,416
Income from continuing operations	229	306	306	222	1,063
Income from discontinued operations, net of tax	123	80	107	55	365
Net income (5)	$352	$386	$413	$277	$1,428
Net income attributable to Aptiv	$335	$369	$395	$256	$1,355
Basic net income per share:
Continuing operations (3)	$0.82	$1.11	$1.11	$0.78	$3.82
Discontinued operations (3)	0.42	0.27	0.37	0.18	1.25
Basic net income per share attributable to Aptiv (3)	$1.24	$1.38	$1.48	$0.96	$5.07
Weighted average number of basic shares outstanding	269.20	267.41	266.24	265.84	267.16
Diluted net income per share:
Continuing operations (3)	$0.82	$1.11	$1.11	$0.77	$3.81
Discontinued operations (3)	0.42	0.27	0.37	0.18	1.25
Diluted net income per share attributable to Aptiv (3)	$1.24	$1.38	$1.48	$0.95	$5.06
Weighted average number of diluted shares outstanding	269.54	268.03	267.16	267.44	268.03

(1)
In the third quarter of 2018, Aptiv recorded restructuring charges totaling $65 million, which includes employee-related and other costs. In the fourth quarter of 2018, Aptiv recorded intangible asset impairment charges totaling $30 million, as further described in Note 7. Intangible Assets and Goodwill.

(2)
In the second quarter of 2018, Aptiv recorded increased tax expense of approximately $25 million as an adjustment to the provisional amounts recorded due to the enactment of the Tax Cuts and Jobs Act in the U.S. on December 22, 2017. In the third quarter of 2018, Aptiv recorded increased tax expense of approximately $24 million as a result of the intra-entity transfer of intellectual property, as further described in Note 14. Income Taxes.

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

(5)	In the fourth quarter of 2017, Aptiv recorded increased tax expense of approximately $50 million due to the enactment of the Tax Cuts and Jobs Act in the U.S. on December 22, 2017.

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
In connection with the Separation, Aptiv and Delphi Technologies entered into various agreements to effect the Separation and to provide a framework for their relationship following the Separation, which included a Separation and Distribution Agreement, a Transition Services Agreement, a Tax Matters Agreement, an Employee Matters Agreement and Contract Manufacturing Services Arrangements. The transition services primarily involve Aptiv providing certain services to Delphi Technologies related to information technology and human resource infrastructure for terms of up to 24 months following the Separation. Aptiv recorded $11 million to other income during the year ended December 31, 2018 for certain fees earned pursuant to the Transition Services Agreement. As part of the near-term transition related to these agreements, Aptiv has recorded certain short-term assets and liabilities within the consolidated balance sheet as of December 31, 2018 and 2017. The Company has recorded $7 million and $123 million, respectively, in other current assets related to accounts receivable from customers that it will collect on behalf of Delphi Technologies, which will be remitted to Delphi Technologies, and $4 million and $132 million, respectively, in accrued liabilities related to accounts payable to outside suppliers that it will remit on behalf of Delphi Technologies, which will be reimbursed by Delphi Technologies. The changes in these short-term assets and liabilities are reflected within operating activities from discontinued operations in the consolidated statement of cash flows.
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

As a result of the completion of the Separation on December 4, 2017, there were no assets or liabilities of the discontinued operation as of December 31, 2018 or 2017.
Divestiture of Thermal Systems
On June 30, 2015 the Company closed the sale of its wholly owned Thermal Systems business to MAHLE GmbH (“MAHLE”). The Company received cash proceeds of approximately $670 million and recognized a gain on the divestiture within income from discontinued operations of $271 million (approximately $0.95 per diluted share), net of tax expense of $52 million, transaction costs of $10 million and $18 million of pre-tax post-closing adjustments recorded during the year ended December 31, 2015 primarily related to settlement of working capital items and contingent liabilities. Additional post-closing adjustments of $3 million, primarily related to the settlement of contingent liabilities, were recorded as a reduction to the gain on the divestiture during the year ended December 31, 2016. In conjunction with the sale, Aptiv and MAHLE also entered into a transition services agreement under which Aptiv provided certain administrative and other services, as well as a supply agreement under which Aptiv supplied certain products, primarily for a period of up to eighteen months following the closing of the transaction. Aptiv recorded $8 million and $8 million to other income for the years ended December 31, 2016 and December 31, 2015, respectively, for certain fees earned pursuant to the transition services agreement.
On September 24, 2015 the Company closed the sale of its 50 percent interest in its Korea Delphi Automotive Systems Corporation (“KDAC”) joint venture, which was accounted for under the equity method and was principally reported as part of the Thermal Systems segment, to the joint venture partner. The Company received cash proceeds of $70 million and recognized a gain on the divestiture of $47 million, net of tax expense, within income from discontinued operations during the three months ended September 30, 2015. During the year ended December 31, 2015, the Company recorded a net loss of $41 million (approximately $0.14 per diluted share) on the KDAC divestiture within income from discontinued operations, which includes an impairment loss of $88 million recorded on this investment in the first quarter of 2015 based on the evaluation of the estimated fair value of the Company’s interest in KDAC as of March 31, 2015 in relation to its carrying value.
On March 31, 2016, the Company closed the sale of its 50 percent interest in its Shanghai Delphi Automotive Air Conditioning (“SDAAC”) joint venture to one of the Company’s joint venture partners, Shanghai Aerospace Automobile Electromechanical Co., Ltd (“SAAE”). The Company received cash proceeds of $62 million, net of tax, transaction costs and $29 million of cash divested, and recognized a gain on the divestiture of $104 million (approximately $0.38 per diluted share), net of tax expense of $10 million and transaction costs, within income from discontinued operations during the year ended December 31, 2016. The financial results of SDAAC, which were consolidated by Aptiv, were historically reported as part of the Thermal Systems segment.
As the divestiture of the Thermal Systems segment, including the Company’s interests in SDAAC and KDAC and the thermal original equipment service business, represents a strategic shift that will have a major effect on the Company’s operations and financial results, the assets and liabilities, operating results, and operating and investing cash flows for the former Thermal Systems segment are presented as discontinued operations separate from the Company’s continuing operations for all periods presented. Discontinued operations also includes the Company’s thermal original equipment service business, which was included in the sale of the wholly owned Thermal Systems business, the results of which were previously reported within the Powertrain Systems segment. Certain operations, primarily related to contract manufacturing services, which were previously included within the Thermal Systems reporting segment, were excluded from the scope of the divestiture, and are reported in continuing operations within the Advanced Safety and User Experience segment for all periods presented. No amounts for shared general and administrative operating expense or interest expense were allocated to discontinued operations. Aptiv has not had significant continuing involvement with the divested Thermal Systems business following the closing of the transactions.
Assets and liabilities classified as held for sale were required to be recorded at the lower of carrying value or fair value less costs to sell. Accordingly, an after-tax impairment loss of $88 million (approximately $0.30 per diluted share) was recorded in income from discontinued operations in the first quarter of 2015 based on the evaluation of the estimated fair value of the Company’s interest in KDAC as of March 31, 2015 in relation to its carrying value. As of March 31, 2015, the fair value of this interest was estimated to be approximately $32 million, determined primarily based on recent negotiations with a third-party and based on a non-binding offer from that potential buyer at the time. As described above, the Company subsequently completed the sale of its interest in KDAC for net cash proceeds of $70 million during the third quarter of 2015.

Income from Discontinued Operations
A reconciliation of the major classes of line items constituting pre-tax profit or loss of discontinued operations, primarily including Powertrain Systems through December 4, 2017, as well as Thermal Systems in prior periods, to income from discontinued operations, net of tax as presented in the consolidated statements of operations is as follows:

	Year Ended December 31,
	2017	2016
	(in millions)
Net sales	$4,385	$4,465
Cost of sales	3,496	3,631
Selling, general and administrative	298	222
Amortization	15	17
Restructuring	90	161
Other expense items that are not major, net	(54)	(2)
Income from discontinued operations before income taxes and equity income	432	432
Income tax expense on discontinued operations	(71)	(75)
Equity income from discontinued operations, net of tax	4	—
Gain on divestiture of discontinued operations, net of tax	—	104
Adjustment to prior period gain on divestiture, net of tax	—	(3)
Income from discontinued operations, net of tax	365	458
Income from discontinued operations attributable to noncontrolling interests	31	35
Net income from discontinued operations attributable to Aptiv	$334	$423
Income from discontinued operations before income taxes attributable to Aptiv was $399 million and $491 million for the years ended December 31, 2017 and 2016, respectively, which includes $6 million and $7 million, respectively, of income tax expense attributable to noncontrolling interests.

26. REVENUE
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
Disaggregation of Revenue
Revenue generated from Aptiv’s operating segments is disaggregated by primary geographic market in the following tables for the years ended December 31, 2018, 2017 and 2016. Information concerning geographic market reflects the manufacturing location.

For the Year Ended December 31, 2018:	Signal and Power Solutions	Advanced Safety and User Experience	Eliminations and Other	Total

	(in millions)
Geographic Market
North America	$4,232	$1,333	$(5)	$5,560
Europe, Middle East & Africa	3,049	1,652	(12)	4,689
Asia Pacific	2,858	1,085	(27)	3,916
South America	263	8	(1)	270
Total net sales	$10,402	$4,078	$(45)	$14,435

For the Year Ended December 31, 2017:	Signal and Power Solutions	Advanced Safety and User Experience	Eliminations and Other	Total

	(in millions)
Geographic Market
North America	$3,676	$1,158	$(11)	$4,823
Europe, Middle East & Africa	2,894	1,362	(21)	4,235
Asia Pacific	2,659	921	(36)	3,544
South America	278	5	(1)	282
Total net sales	$9,507	$3,446	$(69)	$12,884

For the Year Ended December 31, 2016:	Signal and Power Solutions	Advanced Safety and User Experience	Eliminations and Other	Total

	(in millions)
Geographic Market
North America	$3,821	$1,134	$(18)	$4,937
Europe, Middle East & Africa	2,747	1,178	(20)	3,905
Asia Pacific	2,536	707	(31)	3,212
South America	215	5	—	220
Total net sales	$9,319	$3,024	$(69)	$12,274

Contract Balances
Consistent with the recognition of production parts revenue at a point in time as title transfers to the customer, Aptiv has no contract assets or contract liabilities balances as of December 31, 2018 and 2017.
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
Costs to Obtain a Contract
From time to time, Aptiv makes payments to customers in conjunction with ongoing business. These payments to customers are generally recognized as a reduction to revenue at the time of the commitment to make these payments. However, certain other payments to customers, or upfront fees, meet the criteria to be considered a cost to obtain a contract as they are directly attributable to a contract, are incremental and management expects the fees to be recoverable. As of December 31, 2018 and 2017, Aptiv has recorded $72 million (of which $8 million was classified within other current assets and $64 million was classified within other long-term assets) and $36 million (of which $5 million was classified within other current assets and $31 million was classified within other long-term assets), respectively, related to these capitalized upfront fees.
Capitalized upfront fees are amortized to revenue based on the transfer of goods and services to the customer for which the upfront fees relate, which typically range from three to five years. There have been no impairment losses in relation to the costs capitalized. The amount of amortization to net sales was $6 million, $3 million and $1 million for the years ended December 31, 2018, 2017 and 2016, respectively.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Management of the Company, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2018. As defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), disclosure controls and procedures are controls and procedures designed to provide reasonable assurance that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported on a timely basis, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company’s disclosure controls and procedures include components of the Company’s internal control over financial reporting. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2018.

Management’s Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f), for the Company. Under the supervision of the Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018 based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework (2013).” Based on that evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2018.

Ernst & Young LLP has issued an attestation report which is included herein as the Report of Independent Registered Public Accounting Firm under the section headed Financial Statements and Supplementary Data for the year ended December 31, 2018.

Changes in Internal Control over Financial Reporting
There were no material changes in the Company’s internal control over financial reporting, identified in connection with management’s evaluation of internal control over financial reporting, that occurred during the year ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
The information called for by Item 10, as to compliance with Section 16(a) of the Exchange Act, is incorporated by reference to the Company’s Definitive Proxy Statement to be filed with the SEC pursuant to Regulation 14A in connection with the Company’s 2019 Annual Meeting of Shareholders (the “Proxy Statement”) under the heading “Other Information—Section 16(a) Beneficial Ownership Reporting Compliance.” The information called for by Item 10, as to the audit committee and the audit committee financial expert, is incorporated by reference to the Company’s Proxy Statement under the headings “Board Practices” and “Board Committees.” The information called for by Item 10, as to executive officers, is set forth under Executive Officers of the Registrant in the Supplementary Item in Part I of this Annual Report on Form 10-K. The information called for by Item 10, as to directors, is incorporated by reference to the Company’s Proxy Statement under the headings “Election of Directors” and “Board Practices.”
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
Information as of December 31, 2018 about the Company’s ordinary shares that may be issued under all of its equity compensation plans is set forth in Part II Item 5 of this Annual Report on Form 10-K.

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
(1) Financial Statements:
(2) Financial Statement Schedule:
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

		Additions
	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Other Activity	Balance at End of Period
	(in millions)
December 31, 2018:
Allowance for doubtful accounts	$34	$9	$(7)	$2	$38
Tax valuation allowance (a)	$1,008	$292	$(120)	$(2)	$1,178
December 31, 2017:
Allowance for doubtful accounts	$33	$23	$(24)	$2	$34
Tax valuation allowance (a)	$1,399	$—	$(406)	$15	$1,008
December 31, 2016:
Allowance for doubtful accounts	$18	$22	$(6)	$(1)	$33
Tax valuation allowance (a)	$706	$706	$—	$(13)	$1,399

(a)	Additions Charged to Costs and Expenses are primarily related to taxable losses for which the tax benefit has been reserved.
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

4.2
Second Supplemental Indenture, dated as of March 3, 2014, among Delphi Corporation, the Guarantors named therein, Wilmington Trust, National Association, as Trustee, and Deutsche Bank Trust Company Americas, as Registrar, Paying Agent and Authenticating Agent (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K of the Company filed with the SEC on March 3, 2014)

4.3
Senior Notes Indenture, dated as of March 10, 2015, among Aptiv PLC, Wilmington Trust, National Association, as Trustee and Deutsche Bank Trust Company Americas, as Registrar, Paying Agent and Authenticating Agent (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of the Company filed with the SEC on March 10, 2015)

4.4
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

4.6
Third Supplemental Indenture, dated as of September 15, 2016, among Aptiv PLC, the guarantors named therein, Wilmington Trust, National Association, as Trustee and Deutsche Bank Trust Company Americas, as Registrar, Paying Agent and Authenticating Agent (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K of the Company filed with the SEC on September 15, 2016)

4.7
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

10.2	Aptiv PLC Executive Severance Plan, effective February 1, 2017(8)+
10.3	Aptiv PLC Executive Change in Control Severance Plan, effective February 1, 2017(8)+
10.4	Aptiv Corporation Supplemental Executive Retirement Program(1)+
10.5	Aptiv Corporation Salaried Retirement Equalization Savings Program(1)+
10.6	Offer letter for Kevin P. Clark, dated June 10, 2010(1)+
10.7	Offer letter for Majdi B. Abulaban, dated October 2, 2009(4)+
10.8	Offer letter for Joseph R. Massaro, dated September 13, 2013(7)+
10.9	Form of Non-Employee Director RSU Award Agreement pursuant to Aptiv PLC Long Term Incentive Plan, as amended(2)+
10.10	Letter Agreement, dated October 29, 2012, between the Company and Kevin P. Clark(3)+
10.11	Aptiv PLC Long-Term Incentive Plan, as amended and restated (incorporated by reference to the Company's Proxy Statement dated March 9, 2015)+
10.12	Form of Officer Performance-Based RSU Award pursuant to the Aptiv PLC Long-Term Incentive Plan, as amended and restated(5)+
10.13	Form of Officer Performance-Based RSU Award pursuant to the Aptiv PLC Long-Term Incentive Plan, as amended and restated, effective 2016(6)+
10.14	Form of Officer Time-Based RSU Award pursuant to the Aptiv PLC Long-Term Incentive Plan, as amended and restated(5)+
10.15	Form of Continuity Performance-Based RSU Award pursuant to the Aptiv PLC Long-Term Incentive Plan, as amended and restated(5)+

10.16	Form of Continuity Time-Based RSU Award pursuant to the Aptiv PLC Long-Term Incentive Plan, as amended and restated(8)+
10.17	Aptiv PLC Leadership Incentive Plan, as amended and restated effective April 23, 2015 (incorporated by reference to the Company’s Proxy Statement dated March 9, 2015)+
10.18	Aptiv PLC Annual Incentive Plan (as Amended and Restated Effective January 1, 2017)(8)+
10.19	Offer letter for David Paja, dated December 23, 2016(9)+
10.20	Offer letter for David M. Sherbin, dated October 2, 2009(9)+
10.21	Allocation letter for Kevin P. Clark, dated January 24, 2018(9)+
10.22	Allocation letter for Joseph R. Massaro, dated January 24, 2018(9)+
21.1	Subsidiaries of the Registrant*
23.1	Consent of Ernst & Young LLP*
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer*
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
Exhibit Number	Description
101.INS	XBRL Instance Document#
101.SCH	XBRL Taxonomy Extension Schema Document#
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document#
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document#
101.LAB	XBRL Taxonomy Extension Label Linkbase Document#
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document#
* Filed herewith.
+ Management contract or compensatory plan or arrangement.
(1) Filed with the Registration Statement on Form S-1 (File No. 333-174493) on June 30, 2011 and incorporated herein by reference.
(2) Filed with Form 10-Q for the period ended June 30, 2012 on July 31, 2012 and incorporated herein by reference.
(3) Filed with Form 10-Q for the period ended September 30, 2012 on November 1, 2012 and incorporated herein by reference.
(4) Filed with Form 10-K for the year ended December 31, 2013 on February 10, 2014 and incorporated herein by reference.
(5) Filed with Form 10-Q for the period ended March 31, 2015 on April 30, 2015 and incorporated herein by reference.
(6) Filed with Form 10-Q for the period ended March 31, 2016 on May 4, 2016 and incorporated herein by reference.
(7) Filed with Form 10-Q for the period ended June 30, 2016 on August 3, 2016 and incorporated herein by reference.
(8) Filed with Form 10-K for the year ended December 31, 2016 on February 6, 2017 and incorporated herein by reference.
(9) Filed with Form 10-Q for the period ended March 31, 2018 on May 2, 2018 and incorporated herein by reference.
# Filed electronically with the Report.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APTIV PLC

/s/ Joseph R. Massaro
By: Joseph R. Massaro
Senior Vice President and
Chief Financial Officer
Dated: February 4, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below as of February 4, 2019, by the following persons on behalf of the registrant and in the capacities indicated:

Signature	Title

/s/ Kevin P. Clark	President, Chief Executive Officer and Director (Principal Executive Officer)
Kevin P. Clark

/s/ Joseph R. Massaro	Senior Vice President and Chief Financial Officer (Principal Financial Officer)
Joseph R. Massaro

/s/ Allan J. Brazier	Vice President and Chief Accounting Officer (Principal Accounting Officer)
Allan J. Brazier

/s/ Rajiv L. Gupta	Chairman of the Board of Directors
Rajiv L. Gupta

/s/ Nancy E. Cooper	Director
Nancy E. Cooper

/s/ Frank J. Dellaquila	Director
Frank J. Dellaquila

/s/ Nicholas M. Donofrio	Director
Nicholas M. Donofrio

/s/ Mark P. Frissora	Director
Mark P. Frissora

/s/ Sean O. Mahoney	Director
Sean O. Mahoney

/s/ Robert K. Ortberg	Director
Robert K. Ortberg

/s/ Colin J. Parris	Director
Colin J. Parris

/s/ Ana G. Pinczuk	Director
Ana G. Pinczuk

/s/ Thomas W. Sidlik	Director
Thomas W. Sidlik

/s/ Lawrence A. Zimmerman	Director
Lawrence A. Zimmerman