Form 10-Q
period 2019-03-31
Aptiv PLC
filed 2019-05-02
CIK 1521332

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________________________________
FORM 10-Q
____________________________________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to             .
Commission file number: 001-35346
____________________________________________________________________________________________________
 APTIV PLC
(Exact name of registrant as specified in its charter)
____________________________________________________________________________________________________

Jersey	98-1029562
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
5 Hanover Quay
Grand Canal Dock
Dublin, D02 VY79, Ireland
(Address of principal executive offices)
353-1-259-7013
(Registrant’s telephone number, including area code)
N/A
(Former name, former address and former fiscal year, if changed since last report)
____________________________________________________________________________________________________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Ordinary Shares. $0.01 par value per share	APTV	New York Stock Exchange
The number of the registrant’s ordinary shares outstanding, $0.01 par value per share as of April 26, 2019, was 257,835,355.

APTIV PLC

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
APTIV PLC
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended March 31,
	2019	2018

	(in millions, except per share amounts)
Net sales	$3,575	$3,630
Operating expenses:
Cost of sales	2,962	2,947
Selling, general and administrative	256	259
Amortization	34	30
Restructuring (Note 7)	26	20
Total operating expenses	3,278	3,256
Operating income	297	374
Interest expense	(38)	(34)
Other income, net (Note 16)	16	30
Income before income taxes and equity income	275	370
Income tax expense	(33)	(59)
Income before equity income	242	311
Equity income, net of tax	3	5
Net income	245	316
Net income attributable to noncontrolling interest	5	9
Net income attributable to Aptiv	$240	$307

Basic net income per share:
Basic net income per share attributable to Aptiv	$0.93	$1.16
Weighted average number of basic shares outstanding	259.08	265.69

Diluted net income per share:
Diluted net income per share attributable to Aptiv	$0.92	$1.15
Weighted average number of diluted shares outstanding	259.55	266.44
See notes to consolidated financial statements.

APTIV PLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended March 31,
	2019	2018

	(in millions)
Net income	$245	$316
Other comprehensive income:
Currency translation adjustments	1	61
Net change in unrecognized gain (loss) on derivative instruments, net of tax (Note 14)	19	(23)
Employee benefit plans adjustment, net of tax	2	1
Other comprehensive income	22	39
Comprehensive income	267	355
Comprehensive income attributable to noncontrolling interests	6	13
Comprehensive income attributable to Aptiv	$261	$342
See notes to consolidated financial statements.

APTIV PLC
CONSOLIDATED BALANCE SHEETS

	March 31, 2019	December 31, 2018
	(Unaudited)

	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$321	$567
Restricted cash	1	1
Accounts receivable, net	2,736	2,487
Inventories (Note 3)	1,326	1,277
Other current assets (Note 4)	435	445
Total current assets	4,819	4,777
Long-term assets:
Property, net	3,218	3,179
Operating lease right-of-use assets (Note 22)	434	—
Investments in affiliates	102	99
Intangible assets, net (Note 2)	1,334	1,380
Goodwill (Note 2)	2,503	2,524
Other long-term assets (Note 4)	609	521
Total long-term assets	8,200	7,703
Total assets	$13,019	$12,480
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt (Note 8)	$542	$306
Accounts payable	2,340	2,334
Accrued liabilities (Note 5)	1,132	1,054
Total current liabilities	4,014	3,694
Long-term liabilities:
Long-term debt (Note 8)	3,995	4,038
Pension benefit obligations	440	445
Long-term operating lease liabilities (Note 22)	350	—
Other long-term liabilities (Note 5)	585	633
Total long-term liabilities	5,370	5,116
Total liabilities	9,384	8,810
Commitments and contingencies (Note 10)
Shareholders’ equity:
Preferred shares, $0.01 par value per share, 50,000,000 shares authorized, none issued and outstanding	—	—
Ordinary shares, $0.01 par value per share, 1,200,000,000 shares authorized, 257,840,184 and 259,991,022 issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	3	3
Additional paid-in-capital	1,606	1,639
Retained earnings	2,491	2,511
Accumulated other comprehensive loss (Note 13)	(682)	(694)
Total Aptiv shareholders’ equity	3,418	3,459
Noncontrolling interest	217	211
Total shareholders’ equity	3,635	3,670
Total liabilities and shareholders’ equity	$13,019	$12,480
See notes to consolidated financial statements.

APTIV PLC
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
	2019	2018

	(in millions)
Cash flows from operating activities:
Net income	$245	$316
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	139	125
Amortization	34	30
Amortization of deferred debt issuance costs	2	2
Restructuring expense, net of cash paid	(5)	(16)
Deferred income taxes	4	(7)
Pension and other postretirement benefit expenses	10	11
Income from equity method investments, net of dividends received	(3)	(5)
Loss on extinguishment of debt	6	—
Share-based compensation	15	13
Changes in operating assets and liabilities:
Accounts receivable, net	(249)	(206)
Inventories	(49)	(119)
Other assets	(45)	(49)
Accounts payable	53	140
Accrued and other long-term liabilities	(35)	2
Other, net	(30)	(40)
Pension contributions	(8)	(11)
Net cash provided by operating activities from continuing operations	84	186
Net cash used in operating activities from discontinued operations	—	(31)
Net cash provided by operating activities	84	155
Cash flows from investing activities:
Capital expenditures	(235)	(243)
Proceeds from sale of property / investments	3	3
Cost of business acquisitions, net of cash acquired	2	—
Deposit for acquisition of KUM	—	(5)
Cost of technology investments	(3)	—
Settlement of derivatives	(2)	—
Net cash used in investing activities	(235)	(245)
Cash flows from financing activities:
Net proceeds under other short-term debt agreements	229	35
Repayment of senior notes	(654)	—
Proceeds from issuance of senior notes, net of issuance costs	643	—
Repurchase of ordinary shares	(226)	(149)
Distribution of cash dividends	(57)	(59)
Taxes withheld and paid on employees’ restricted share awards	(34)	(32)
Net cash used in financing activities	(99)	(205)
Effect of exchange rate fluctuations on cash, cash equivalents and restricted cash	4	44
Decrease in cash, cash equivalents and restricted cash	(246)	(251)
Cash, cash equivalents and restricted cash at beginning of the period	568	1,597
Cash, cash equivalents and restricted cash at end of the period	$322	$1,346
See notes to consolidated financial statements.

APTIV PLC
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)

	Ordinary Shares
	Number of Shares	Amount	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Aptiv Shareholders’ Equity	Noncontrolling Interest	Total Shareholders’ Equity

	(in millions)
Balance at January 1, 2019	260	$3	$1,639	$2,511	$(694)	$3,459	$211	$3,670
Net income	—	—	—	240	—	240	5	245
Other comprehensive income	—	—	—	—	21	21	1	22
Dividends on ordinary shares	—	—	1	(58)	—	(57)	—	(57)
Taxes withheld on employees’ restricted share award vestings	—	—	(34)	—	—	(34)	—	(34)
Repurchase of ordinary shares	(3)	—	(15)	(211)	—	(226)	—	(226)
Share-based compensation	1	—	15	—	—	15	—	15
Adjustment for recently adopted accounting pronouncements (Note 2)	—	—	—	9	(9)	—	—	—
Balance at March 31, 2019	258	$3	$1,606	$2,491	$(682)	$3,418	$217	$3,635

	Ordinary Shares
	Number of Shares	Amount	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Aptiv Shareholders’ Equity	Noncontrolling Interest	Total Shareholders’ Equity

	(in millions)
Balance at January 1, 2018	266	$3	$1,649	$2,118	$(471)	$3,299	$218	$3,517
Net income	—	—	—	307	—	307	9	316
Other comprehensive income	—	—	—	—	35	35	4	39
Taxes withheld on employees’ restricted share award vestings	—	—	(32)	—	—	(32)	—	(32)
Repurchase of ordinary shares	(2)	—	(8)	(141)	—	(149)	—	(149)
Share-based compensation	1	—	13	—	—	13	—	13
Distribution of Delphi Technologies	—	—	—	3	—	3	—	3
Adjustment for recently adopted accounting pronouncements	—	—	—	(9)	—	(9)	—	(9)
Balance at March 31, 2018	265	$3	$1,622	$2,278	$(436)	$3,467	$231	$3,698
See notes to consolidated financial statements.

APTIV PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
1. GENERAL
General and basis of presentation—“Aptiv,” the “Company,” “we,” “us” and “our” refer to Aptiv PLC, a public limited company formed under the laws of Jersey on May 19, 2011 as Delphi Automotive PLC, which, through its subsidiaries, acquired certain assets of the former Delphi Corporation (now known as DPH Holdings Corp. (“DPHH”)) and completed an initial public offering on November 22, 2011. On December 4, 2017 (the “Distribution Date”), the Company completed the separation (the “Separation”) of its former Powertrain Systems segment by distributing to Aptiv shareholders on a pro rata basis all of the issued and outstanding ordinary shares of Delphi Technologies PLC, a public limited company formed to hold the spun-off business. To effect the Separation, the Company distributed to its shareholders one ordinary share of Delphi Technologies PLC for every three Aptiv ordinary shares outstanding as of November 22, 2017, the record date for the distribution. Following the Separation, the remaining company changed its name to Aptiv PLC and New York Stock Exchange (“NYSE”) symbol to “APTV.”
In April 2018, primarily as a result of the impact of the Separation on the Company’s United Kingdom (“U.K.”) presence and the centralization of the Company’s non-manufacturing European footprint, along with the long-term stability of the financial and regulatory environment in Ireland and continued uncertainties with regards to the impending exit of the U.K. from the European Union, Aptiv PLC changed its tax residence from the U.K. to Ireland. Aptiv PLC remains a public limited company incorporated under the laws of Jersey, and continues to be subject to United States (“U.S.”) Securities and Exchange Commission reporting requirements and prepare its consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).
The consolidated financial statements have been prepared in accordance with U.S. GAAP and all adjustments, consisting of only normal recurring items, which are necessary for a fair presentation, have been included. The consolidated financial statements and notes thereto included in this report should be read in conjunction with Aptiv’s 2018 Annual Report on Form 10-K.
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
Investments in non-consolidated affiliates totaled $94 million and $72 million as of March 31, 2019 and December 31, 2018, respectively, and are classified within other long-term assets in the consolidated balance sheet.
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
Revenue recognition—Aptiv recognizes revenue in accordance with ASU 2014-09, Revenue from Contracts with Customers. Refer to Note 21. Revenue for additional information regarding the Company’s revenue recognition policies.
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
Intangible assets—Intangible assets were $1,334 million and $1,380 million as of March 31, 2019 and December 31, 2018, respectively. Aptiv amortizes definite-lived intangible assets over their estimated useful lives. Aptiv has definite-lived intangible assets related to patents and developed technology, customer relationships and trade names. Indefinite-lived in-process research and development intangible assets are not amortized, but are tested for impairment annually, or more frequently when indicators of potential impairment exist, until the completion or abandonment of the associated research and development efforts. Upon completion of the projects, the assets will be amortized over the expected economic life of the asset, which will be determined on that date. Should the project be determined to be abandoned, and if the asset developed has no alternative use, the full value of the asset will be charged to expense. The Company also has intangible assets related to acquired trade names that are classified as indefinite-lived when there are no foreseeable limits on the periods of time over which they are expected to contribute cash flows. These indefinite-lived trade name assets are tested for impairment annually, or more frequently when indicators of potential impairment exist. Costs to renew or extend the term of acquired intangible assets are recognized as expense as incurred. Amortization expense was $34 million and $30 million and for the three months ended March 31, 2019 and 2018, respectively.
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
The impairment test involves first qualitatively assessing goodwill for impairment. If the qualitative assessment is not met the Company then performs a quantitative assessment by first comparing the estimated fair value of each reporting unit to its carrying value, including goodwill. Fair value reflects the price a market participant would be willing to pay in a potential sale of the reporting unit. If the estimated fair value exceeds carrying value, then we conclude that no goodwill impairment has occurred. If the carrying value of the reporting unit exceeds its estimated fair value, a second step is required to measure possible goodwill impairment loss. The second step includes hypothetically valuing the tangible and intangible assets and liabilities of the reporting unit as if the reporting unit had been acquired in a business combination. Then, the implied fair value of the reporting unit’s goodwill is compared to the carrying value of that goodwill. If the carrying value of the reporting unit’s goodwill exceeds the implied fair value of the goodwill, the Company recognizes an impairment loss in an amount equal to the excess, not to exceed the carrying value. There were no indicators of potential goodwill impairment during the three months ended March 31, 2019. Goodwill was $2,503 million and $2,524 million as of March 31, 2019 and December 31, 2018, respectively.
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
Discontinued operations—The Company reports financial results for discontinued operations separately from continuing operations to distinguish the financial impact of disposal transactions from ongoing operations. Discontinued operations reporting occurs only when the disposal of a component or a group of components of the Company represents a strategic shift that will have a major effect on the Company’s operations and financial results. During the year ended December 31, 2017, the Company completed the Separation of its former Powertrain Systems segment by means of a spin-off into Delphi Technologies PLC. As a result of the spin-off, Aptiv recorded certain short-term assets and liabilities within the consolidated balance sheets as of March 31, 2018 and December 31, 2017 related to various agreements entered into in connection with the spin-off. The changes in these short-term assets and liabilities are reflected within operating activities from discontinued operations in the consolidated statement of cash flows for the three months ended March 31, 2018.
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
Customer concentrations—As reflected in the table below, net sales to General Motors Company (“GM”) and Volkswagen Group (“VW”), Aptiv’s two largest customers, totaled approximately 18% and 19% of our total net sales for the three months ended March 31, 2019 and 2018, respectively.

	Percentage of Total Net Sales		Accounts and Other Receivables
	Three Months Ended March 31,		March 31, 2019	December 31, 2018
	2019	2018

			(in millions)
GM	10%	11%	$252	$169
VW	8%	8%	134	149

Recently adopted accounting pronouncements—Aptiv adopted ASU 2016-02, Leases, in the first quarter of 2019 using the optional transition method. This guidance requires lessees to recognize a lease liability and a right-of-use asset for all leases, with the exception of short-term leases with terms of twelve months or less. The lease liability represents the lessee’s obligation to make lease payments arising from a lease, and is measured as the present value of the lease payments. The right-of-use asset represents the lessee’s right to use a specified asset for the lease term, and is measured at the lease liability amount, adjusted for lease prepayment, lease incentives received and the lessee’s initial direct costs. Under the optional transition method, the Company’s reporting for the comparative periods in the consolidated financial statements will continue to be in accordance with ASC Topic 840, Leases (“ASC 840”). The adoption of this guidance resulted in the recording of operating lease right-of-use assets and operating lease liabilities to the consolidated balance sheet as of March 31, 2019 and did not have a significant impact on the Company’s results of operations or cash flows.

As permitted by ASU 2016-02, Aptiv elected to apply the package of practical expedients allowing the Company to not reassess whether any expired or existing contracts are, or contain, leases, the lease classification for any expired or existing leases or initial direct costs for any expired or existing leases. Aptiv did not elect to apply the hindsight practical expedient allowing the Company to use hindsight when determining the lease term (i.e., evaluating the Company’s option to renew or terminate the lease or to purchase the underlying asset) and assessing impairment of expired or existing leases. Aptiv elected to apply the land easements practical expedient allowing the Company to not assess whether any expired or existing land easements are, or contain, leases if they were not previously accounted for as leases under ASC 840. Instead, Aptiv will continue to apply its existing accounting policies to historical land easements. Aptiv also elected to apply the short-term lease exception, therefore Aptiv will not record a right-of-use asset or corresponding lease liability for leases with a term of twelve months or less and instead will recognize a single lease cost allocated over the lease term, generally on a straight-line basis. Additionally, Aptiv elected the practical expedient to not separate lease components from non-lease components and instead accounts for both as a single lease component for all asset classes. Refer to Note 22. Leases for additional information.
Aptiv adopted ASU 2017-12, Derivatives and Hedging—Targeted Improvements to Accounting for Hedging Activities, in the first quarter of 2019. This guidance expands and refines the application of hedge accounting for both non-financial and financial risk components and aligns the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. The adoption of this guidance did not have a significant impact on Aptiv’s financial statements. Refer to Note 14. Derivatives and Hedging Activities for further information regarding derivatives.
Aptiv adopted ASU 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, in the first quarter of 2019. This guidance allows for the elimination of the stranded income tax effects resulting from the enactment of the Tax Cuts and Jobs Act (the “Tax Legislation”) through a reclassification from accumulated other comprehensive income (“OCI”) to retained earnings. Upon adoption, Aptiv recorded an increase to retained earnings of $9 million and a corresponding decrease to accumulated OCI during the three months ended March 31, 2019.
Recently issued accounting pronouncements not yet adopted—In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This guidance requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. This guidance also requires enhanced disclosures regarding significant estimates and judgments used in estimating credit losses. The new guidance is effective for fiscal years beginning after December 15, 2019. Early adoption is permitted for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company is currently evaluating the impact that the adoption of this guidance will have on its consolidated financial statements.
In January 2017, the FASB issued ASU 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This guidance simplifies how an entity is required to test goodwill for impairment by eliminating step two from the goodwill impairment test, which measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount. Under the new guidance, if a reporting unit’s carrying amount exceeds its estimated fair value, an entity will record an impairment charge based on that difference. The impairment charge will be limited to the amount of goodwill allocated to that reporting unit. The standard will be applied prospectively and is effective for annual and interim impairment tests performed in periods beginning after December 15, 2019. Early adoption is permitted. The Company is currently evaluating the impact of adopting this standard on its financial statements, but does not anticipate a material impact. As this standard is prospective in nature, the impact to Aptiv’s financial statements of not performing a step two in order to measure the amount of any potential goodwill impairment will depend on various factors associated with the Company’s assessment of goodwill for impairment in those future periods.

3. INVENTORIES
Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or net realizable value, including direct material costs and direct and indirect manufacturing costs. A summary of inventories is shown below:

	March 31, 2019	December 31, 2018

	(in millions)
Productive material	$761	$724
Work-in-process	107	101
Finished goods	458	452
Total	$1,326	$1,277

4. ASSETS
Other current assets consisted of the following:

	March 31, 2019	December 31, 2018

	(in millions)
Value added tax receivable	$195	$185
Prepaid insurance and other expenses	86	72
Reimbursable engineering costs	44	47
Notes receivable	35	43
Income and other taxes receivable	42	73
Deposits to vendors	7	4
Derivative financial instruments (Note 14)	5	6
Capitalized upfront fees (Note 21)	15	8
Other	6	7
Total	$435	$445

Other long-term assets consisted of the following:

	March 31, 2019	December 31, 2018

	(in millions)
Deferred income taxes, net	$152	$143
Unamortized Revolving Credit Facility debt issuance costs (Note 8)	5	6
Income and other taxes receivable	27	6
Reimbursable engineering costs	166	137
Value added tax receivable	39	38
Equity investments (Note 17)	94	72
Derivative financial instruments (Note 14)	4	2
Capitalized upfront fees (Note 21)	67	64
Other	55	53
Total	$609	$521

5. LIABILITIES
Accrued liabilities consisted of the following:

	March 31, 2019	December 31, 2018

	(in millions)
Payroll-related obligations	$241	$235
Employee benefits, including current pension obligations	55	96
Income and other taxes payable	189	187
Warranty obligations (Note 6)	30	33
Restructuring (Note 7)	59	55
Customer deposits	61	36
Derivative financial instruments (Note 14)	8	19
Accrued interest	24	42
Deferred compensation related to nuTonomy acquisition	38	31
Operating lease liabilities (Note 22)	93	—
Other	334	320
Total	$1,132	$1,054

Other long-term liabilities consisted of the following:

	March 31, 2019	December 31, 2018

	(in millions)
Environmental (Note 10)	$4	$3
Extended disability benefits	5	5
Warranty obligations (Note 6)	17	17
Restructuring (Note 7)	39	49
Payroll-related obligations	10	10
Accrued income taxes	170	201
Deferred income taxes, net	242	233
Derivative financial instruments (Note 14)	3	9
Deferred compensation related to nuTonomy acquisition	22	18
Other	73	88
Total	$585	$633

6. WARRANTY OBLIGATIONS
Expected warranty costs for products sold are recognized principally at the time of sale of the product based on an estimate of the amount that eventually will be required to settle such obligations. These accruals are based on factors such as past experience, production changes, industry developments and various other considerations. The estimated costs related to product recalls based on a formal campaign soliciting return of that product are accrued at the time an obligation becomes probable and can be reasonably estimated. These estimates are adjusted from time to time based on facts and circumstances that impact the status of existing claims. Aptiv has recognized its best estimate for its total aggregate warranty reserves, including product recall costs, across all of its operating segments as of March 31, 2019. The Company estimates the reasonably possible amount to ultimately resolve all matters in excess of the recorded reserves as of March 31, 2019 to be zero to $15 million.

The table below summarizes the activity in the product warranty liability for the three months ended March 31, 2019:

Warranty Obligations

(in millions)
Accrual balance at beginning of period	$50
Provision for estimated warranties incurred during the period	8
Changes in estimate for pre-existing warranties	—
Settlements made during the period (in cash or in kind)	(11)
Foreign currency translation and other	—
Accrual balance at end of period	$47

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
As part of Aptiv’s continued efforts to optimize its cost structure, it has undertaken several restructuring programs which include workforce reductions as well as plant closures. These programs are primarily focused on the continued rotation of our manufacturing footprint to best cost locations in Europe and on reducing global overhead costs. The Company recorded employee-related and other restructuring charges related to these programs totaling approximately $26 million during the three months ended March 31, 2019, of which $7 million was recognized for programs focused on the continued rotation of our manufacturing footprint to best cost locations in Europe and reducing overhead costs in the region.
During the three months ended March 31, 2018, Aptiv recorded employee-related and other restructuring charges totaling approximately $20 million, of which $12 million was recognized for programs focused on the continued rotation of our manufacturing footprint to best cost locations in Europe and reducing overhead costs in the region.
Restructuring charges for employee separation and termination benefits are paid either over the severance period or in a lump sum in accordance with either statutory requirements or individual agreements. Aptiv incurred cash expenditures related to its restructuring programs of approximately $31 million and $36 million in the three months ended March 31, 2019 and 2018, respectively.
The following table summarizes the restructuring charges recorded for the three months ended March 31, 2019 and 2018 by operating segment:

	Three Months Ended March 31,
	2019	2018

	(in millions)
Signal and Power Solutions	$19	$18
Advanced Safety and User Experience	7	2
Total	$26	$20

The table below summarizes the activity in the restructuring liability for the three months ended March 31, 2019:

	Employee Termination Benefits Liability	Other Exit Costs Liability	Total

	(in millions)
Accrual balance at January 1, 2019	$104	$—	$104
Provision for estimated expenses incurred during the period	26	—	26
Payments made during the period	(31)	—	(31)
Foreign currency and other	(1)	—	(1)
Accrual balance at March 31, 2019	$98	$—	$98

8. DEBT
The following is a summary of debt outstanding, net of unamortized issuance costs and discounts, as of March 31, 2019 and December 31, 2018, respectively:

	March 31, 2019	December 31, 2018

	(in millions)
Accounts receivable factoring	$335	$279
Revolving Credit Facility	175	—
3.15%, senior notes, due 2020 (net of $0 and $1 unamortized issuance costs and $0 and $1 discount, respectively)	—	648
4.15%, senior notes, due 2024 (net of $3 and $3 unamortized issuance costs and $1 and $1 discount, respectively)	696	696
1.50%, Euro-denominated senior notes, due 2025 (net of $3 and $3 unamortized issuance costs and $2 and $3 discount, respectively)	782	795
4.25%, senior notes, due 2026 (net of $3 and $3 unamortized issuance costs, respectively)	647	647
1.60%, Euro-denominated senior notes, due 2028 (net of $3 and $3 unamortized issuance costs and $1 and $1 discount, respectively)	558	568
4.35%, senior notes, due 2029 (net of $2 and $0 unamortized issuance costs, respectively)	298	—
4.40%, senior notes, due 2046 (net of $3 and $3 unamortized issuance costs and $2 and $2 discount, respectively)	295	295
5.40%, senior notes, due 2049 (net of $3 and $0 unamortized issuance costs and $2 and $0 discount, respectively)	345	—
Tranche A Term Loan, due 2021 (net of $1 and $1 unamortized issuance costs, respectively)	379	384
Finance leases and other	27	32
Total debt	4,537	4,344
Less: current portion	(542)	(306)
Long-term debt	$3,995	$4,038

Credit Agreement
Aptiv PLC and its wholly-owned subsidiary Aptiv Corporation entered into a credit agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent (the “Administrative Agent”), under which it maintains senior unsecured credit facilities currently consisting of a term loan (the “Tranche A Term Loan”) and a revolving credit facility of $2.0 billion (the “Revolving Credit Facility”). The Credit Agreement was entered into in March 2011 and has been subsequently amended and restated on several occasions, most recently on August 17, 2016. The 2016 amendment extended the maturity of the Revolving Credit Facility and the Tranche A Term Loan from 2018 to 2021, increased the capacity of the Revolving Credit Facility from $1.5 billion to $2.0 billion and permitted Aptiv PLC to act as a borrower on the Revolving Credit Facility.
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
As of March 31, 2019, $175 million was outstanding under the Revolving Credit Facility and less than $1 million in letters of credit were issued under the Credit Agreement. Letters of credit issued under the Credit Agreement reduce availability under the Revolving Credit Facility.
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

	March 31, 2019		December 31, 2018
	LIBOR plus	ABR plus	LIBOR plus	ABR plus
Revolving Credit Facility	1.10%	0.10%	1.10%	0.10%
Tranche A Term Loan	1.25%	0.25%	1.25%	0.25%

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
The interest rate period with respect to LIBOR interest rate options can be set at one-, two-, three-, or six-months as selected by Aptiv in accordance with the terms of the Credit Agreement (or other period as may be agreed by the applicable lenders). Aptiv may elect to change the selected interest rate option in accordance with the provisions of the Credit Agreement. As of March 31, 2019, Aptiv selected the one-month LIBOR interest rate option on the Tranche A Term Loan, and the rate effective as of March 31, 2019, as detailed in the table below, was based on the Company’s current credit rating and the Applicable Rate for the Credit Agreement:

		Borrowings as of
		March 31, 2019	Rates effective as of
	Applicable Rate	(in millions)	March 31, 2019
Revolving Credit Facility	ABR plus 0.10%	$25	5.60%
Revolving Credit Facility	LIBOR plus 1.10%	$150	3.60%
Tranche A Term Loan	LIBOR plus 1.25%	$380	3.75%
Borrowings under the Credit Agreement are prepayable at Aptiv’s option without premium or penalty.
The Credit Agreement contains certain covenants that limit, among other things, the Company’s (and the Company’s subsidiaries’) ability to incur certain additional indebtedness or liens or to dispose of substantially all of its assets. In addition, the Credit Agreement requires that the Company maintain a consolidated leverage ratio (the ratio of Consolidated Total Indebtedness to Consolidated EBITDA, each as defined in the Credit Agreement) of less than 3.50 to 1.0. The Credit Agreement also contains events of default customary for financings of this type. The Company was in compliance with the Credit Agreement covenants as of March 31, 2019.
As of March 31, 2019, all obligations under the Credit Agreement were borrowed by Aptiv Corporation and jointly and severally guaranteed by its direct and indirect parent companies, subject to certain exceptions set forth in the Credit Agreement. Refer to Note 19. Supplemental Guarantor and Non-Guarantor Condensed Consolidating Financial Statements for additional information.
Senior Unsecured Notes
On March 3, 2014, Aptiv Corporation issued $700 million in aggregate principal amount of 4.15% senior unsecured notes due 2024 (the “2014 Senior Notes”) in a transaction registered under the Securities Act of 1933, as amended (the “Securities Act”). The 2014 Senior Notes were priced at 99.649% of par, resulting in a yield to maturity of 4.193%. The proceeds were primarily utilized to redeem $500 million of 5.875% senior unsecured notes due 2019 and to repay a portion of the Tranche A Term Loan. Aptiv paid approximately $6 million of issuance costs in connection with the 2014 Senior Notes. Interest is payable semi-annually on March 15 and September 15 of each year to holders of record at the close of business on March 1 or September 1 immediately preceding the interest payment date.
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
On November 19, 2015, Aptiv PLC issued $1.3 billion in aggregate principal amount of senior unsecured notes in a transaction registered under the Securities Act, comprised of $650 million of 3.15% senior unsecured notes due 2020 (the “3.15% Senior Notes”) and $650 million of 4.25% senior unsecured notes due 2026 (the “4.25% Senior Notes”) (collectively, the “2015 Senior Notes”). The 3.15% Senior Notes were priced at 99.784% of par, resulting in a yield to maturity of 3.197%, and the 4.25% Senior Notes were priced at 99.942% of par, resulting in a yield to maturity of 4.256%. The proceeds were primarily utilized to fund a portion of the cash consideration for the acquisition of HellermannTyton PLC and for general corporate purposes, including the payment of fees and expenses associated with the HellermannTyton PLC acquisition and the related financing transaction. Aptiv incurred approximately $8 million of issuance costs in connection with the 2015 Senior Notes. Interest on the 3.15% Senior Notes was payable semi-annually on May 19 and November 19 of each year to holders of record at the close of business on May 4 or November 4 immediately preceding the interest payment date. Interest on the 4.25% Senior Notes is payable semi-annually on January 15 and July 15 of each year to holders of record at the close of business on January 1 or July 1 immediately preceding the interest payment date. In March 2019, Aptiv redeemed for cash the entire $650 million aggregate principal amount outstanding of the 3.15% Senior Notes, financed by the proceeds received from the issuance of the 2019 Senior Notes, as defined below. As a result of the redemption of the 3.15% Senior Notes, Aptiv recognized a loss on debt extinguishment of approximately $6 million during the three months ended March 31, 2019 within other expense, net in the consolidated statement of operations.
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
On March 14, 2019, Aptiv PLC issued $650 million in aggregate principal amount of senior unsecured notes in a transaction registered under the Securities Act, comprised of $300 million of 4.35% senior unsecured notes due 2029 (the “4.35% Senior Notes”) and $350 million of 5.40% senior unsecured notes due 2049 (the “5.40% Senior Notes”) (collectively, the “2019 Senior Notes”). The 4.35% Senior Notes were priced at 99.879% of par, resulting in a yield to maturity of 4.365%, and the 5.40% Senior Notes were priced at 99.558% of par, resulting in a yield to maturity of 5.430%. The proceeds were utilized to redeem the 3.15% Senior Notes. Aptiv incurred approximately $5 million of issuance costs in connection with the 2019 Senior Notes. Interest on the 2019 Senior Notes is payable semi-annually on March 15 and September 15 of each year to holders of record at the close of business on March 1 or September 1 immediately preceding the interest payment date.
Although the specific terms of each indenture governing each series of senior notes vary, the indentures contain certain restrictive covenants, including with respect to Aptiv’s (and Aptiv’s subsidiaries) ability to incur liens, enter into sale and leaseback transactions and merge with or into other entities. As of March 31, 2019, the Company was in compliance with the provisions of all series of the outstanding senior notes.
The 2014 Senior Notes issued by Aptiv Corporation are fully and unconditionally guaranteed, jointly and severally, by Aptiv PLC and by certain of Aptiv PLC’s direct and indirect subsidiaries, which are directly or indirectly 100% owned by Aptiv PLC, subject to customary release provisions (other than in the case of Aptiv PLC). The 2015 Euro-denominated Senior Notes, 4.25% Senior Notes, 2016 Euro-denominated Senior Notes, 2016 Senior Notes and 2019 Senior Notes issued by Aptiv PLC are fully and unconditionally guaranteed, jointly and severally, by certain of Aptiv PLC’s direct and indirect subsidiaries (including Aptiv Corporation), which are directly or indirectly 100% owned by Aptiv PLC, subject to customary release provisions. Refer to Note 19. Supplemental Guarantor and Non-Guarantor Condensed Consolidating Financial Statements for additional information.
Other Financing
Receivable factoring—Aptiv maintains a €300 million European accounts receivable factoring facility that is available on a committed basis. This facility is accounted for as short-term debt and borrowings are subject to the availability of eligible accounts receivable. Collateral is not required related to these trade accounts receivable. This program renews on a non-committed, indefinite basis unless terminated by either party. Borrowings bear interest at Euro Interbank Offered Rate (“EURIBOR”) plus 0.42% for borrowings denominated in Euros. The rate effective on amounts outstanding as of March 31,

2019 was 0.42%. As of March 31, 2019 and December 31, 2018, Aptiv had $335 million and $279 million, respectively, outstanding on the European accounts receivable factoring facility.
Finance leases and other—As of March 31, 2019 and December 31, 2018, approximately $27 million and $32 million, respectively, of other debt primarily issued by certain non-U.S. subsidiaries and finance lease obligations were outstanding.
Interest—Cash paid for interest related to debt outstanding totaled $55 million and $45 million for the three months ended March 31, 2019 and 2018, respectively.
Letter of credit facilities—In addition to the letters of credit issued under the Credit Agreement, Aptiv had approximately $2 million and $2 million outstanding through other letter of credit facilities as of March 31, 2019 and December 31, 2018, respectively, primarily to support arrangements and other obligations at certain of its subsidiaries.

9. PENSION BENEFITS
Certain of Aptiv’s non-U.S. subsidiaries sponsor defined benefit pension plans, which generally provide benefits based on negotiated amounts for each year of service. Aptiv’s primary non-U.S. plans are located in France, Germany, Mexico, Portugal and the U.K. The U.K. and certain Mexican plans are funded. In addition, Aptiv has defined benefit plans in South Korea, Turkey and Italy for which amounts are payable to employees immediately upon separation. The obligations for these plans are recorded over the requisite service period.
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
The amounts shown below reflect the defined benefit pension expense for the three months ended March 31, 2019 and 2018:

	Non-U.S. Plans		U.S. Plans

	Three Months Ended March 31,
	2019	2018	2019	2018

	(in millions)
Service cost	$5	$5	$—	$—
Interest cost	7	7	—	—
Expected return on plan assets	(5)	(6)	—	—
Curtailment loss	—	1	—	—
Amortization of actuarial losses	3	4	—	—
Net periodic benefit cost	$10	$11	$—	$—

Other postretirement benefit obligations were approximately $3 million and $3 million at March 31, 2019 and December 31, 2018, respectively.

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
Brazil Matters
Aptiv conducts business operations in Brazil that are subject to the Brazilian federal labor, social security, environmental, tax and customs laws, as well as a variety of state and local laws. While Aptiv believes it complies with such laws, they are complex, subject to varying interpretations, and the Company is often engaged in litigation with government agencies regarding the application of these laws to particular circumstances. As of March 31, 2019, the majority of claims asserted against Aptiv in Brazil relate to such litigation. The remaining claims in Brazil relate to commercial and labor litigation with private parties. As of March 31, 2019, claims totaling approximately $145 million (using March 31, 2019 foreign currency rates) have been asserted against Aptiv in Brazil. As of March 31, 2019, the Company maintains accruals for these asserted claims of $30 million (using March 31, 2019 foreign currency rates). The amounts accrued represent claims that are deemed probable of loss and are reasonably estimable based on the Company’s analyses and assessment of the asserted claims and prior experience with similar matters. While the Company believes its accruals are adequate, the final amounts required to resolve these matters could differ materially from the Company’s recorded estimates and Aptiv’s results of operations could be materially affected. The Company estimates the reasonably possible loss in excess of the amounts accrued related to these claims to be zero to $115 million.
Environmental Matters
Aptiv is subject to the requirements of U.S. federal, state, local and non-U.S. environmental and safety and health laws and regulations. As of March 31, 2019 and December 31, 2018, the undiscounted reserve for environmental investigation and remediation was approximately $5 million (of which $1 million was recorded in accrued liabilities and $4 million was recorded in other long-term liabilities) and $4 million (of which $1 million was recorded in accrued liabilities and $3 million was recorded in other long-term liabilities), respectively. Aptiv cannot ensure that environmental requirements will not change or become more stringent over time or that its eventual environmental remediation costs and liabilities will not exceed the amount of its current reserves. In the event that such liabilities were to significantly exceed the amounts recorded, Aptiv’s results of operations could be materially affected. At March 31, 2019, the difference between the recorded liabilities and the reasonably possible range of potential loss was not material.

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
The Company’s income tax expense and effective tax rate for the three months ended March 31, 2019 and 2018 were as follows:

	Three Months Ended March 31,
	2019	2018

	(dollars in millions)
Income tax expense	$33	$59
Effective tax rate	12%	16%

The Company’s tax rate is affected by the fact that its parent entity was a U.K. resident taxpayer and became an Irish resident taxpayer in April 2018, the tax rates in Ireland, the U.K. and other jurisdictions in which the Company operates, the relative amount of income earned by jurisdiction and the relative amount of losses or income for which no tax benefit or expense was recognized due to a valuation allowance. The Company’s effective tax rate was impacted by favorable changes in geographic income mix in 2019 as compared to 2018, primarily due to changes in the underlying business operations and the receipt of certain tax incentives and holidays that reduced the effective tax rate for certain subsidiaries below the statutory rate during the three months ended March 31, 2019.

The Company’s effective tax rate for the three months ended March 31, 2019 also includes net discrete tax benefits of $10 million, primarily related to changes in reserves and provision to return adjustments. The effective tax rate for the three months ended March 31, 2018 includes net discrete tax benefits of $1 million, primarily related to changes in reserves, offset by provision to return adjustments.
The Tax Legislation was enacted in the U.S. on December 22, 2017, significantly revising the U.S. corporate income tax by, among other things, lowering corporate income tax rates and imposing a one-time repatriation tax on deemed repatriated earnings of foreign subsidiaries. Pursuant to ASU 2018-05, Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118 (“ASU 2018-05”), the Company recognized the provisional effects of the enactment of the Tax Legislation of approximately $50 million during the year ended December 31, 2017 for which measurement could be reasonably estimated. The impact was primarily the result of increased tax expense due to the one-time deemed repatriation tax and a reduction of our foreign tax credit, partially offset by the favorable impact of the reduced tax rate on the Company’s net deferred tax liabilities. Pursuant to ASU 2018-05, adjustments to the provisional amounts recorded by the Company as of December 31, 2017 identified within a subsequent measurement period of up to one year from the enactment date were included as an adjustment to tax expense from continuing operations in the period the amounts were determined. During the year ended December 31, 2018, the Company recorded approximately $30 million to income tax expense as an adjustment to the provisional amounts, primarily related to a reduction of our foreign tax credit as a result of subsequently issued regulatory guidance. Also as a result of the enactment of the Tax Legislation, the Company reclassified $9 million from accumulated OCI to retained earnings, in accordance with ASU 2018-02, which the Company adopted in the first quarter of 2019, as further described in Note 2. Significant Accounting Policies. The accounting for the Tax Legislation was finalized in the fourth quarter of 2018.
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
Cash paid or withheld for income taxes was $36 million and $52 million for the three months ended March 31, 2019 and 2018, respectively.
Intellectual Property Transfer
During the year ended December 31, 2018, the Company finalized changes to its corporate entity operating structure, including transferring certain intellectual property amongst certain of its subsidiaries, primarily to align corporate entities with the Company’s evolving operations and business model. The transfer of assets occurred between wholly-owned legal entities in different U.S. and non-U.S. tax jurisdictions. As the impact of the transfer was the result of an intra-entity transaction, the resulting gain on the transfer was eliminated for purposes of the consolidated financial statements. However, the transferring entity recognized a gain on the transfer of assets that was subject to income tax in its local jurisdiction. In accordance with ASU 2016-16, Accounting for Income Taxes: Intra-Entity Asset Transfers of Assets Other than Inventory, the income tax expense recorded as a result of the intra-entity transfer of the intellectual property was approximately $30 million, net during the year ended December 31, 2018.

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

Weighted Average Shares
The following table illustrates net income per share attributable to Aptiv and the weighted average shares outstanding used in calculating basic and diluted income per share:

	Three Months Ended March 31,
	2019	2018

	(in millions, except per share data)
Numerator:
Net income attributable to Aptiv	$240	$307
Denominator:
Weighted average ordinary shares outstanding, basic	259.08	265.69
Dilutive shares related to restricted stock units (“RSUs”)	0.47	0.75
Weighted average ordinary shares outstanding, including dilutive shares	259.55	266.44

Net income per share attributable to Aptiv:
Basic	$0.93	$1.16
Diluted	$0.92	$1.15
Anti-dilutive securities share impact	—	—

Share Repurchase Programs
In April 2016, the Board of Directors authorized a share repurchase program of up to $1.5 billion of ordinary shares, which commenced in September 2016. This share repurchase program provides for share purchases in the open market or in privately negotiated transactions, depending on share price, market conditions and other factors, as determined by the Company.
A summary of the ordinary shares repurchased during the three months ended March 31, 2019 and 2018 is as follows:

	Three Months Ended March 31,
	2019	2018
Total number of shares repurchased	2,840,079	1,676,144
Average price paid per share	$79.57	$89.17
Total (in millions)	$226	$149

As of March 31, 2019, approximately $264 million of share repurchases remained available under the April 2016 share repurchase program. All repurchased shares were retired, and are reflected as a reduction of ordinary share capital for the par value of the shares, with the excess applied as reductions to additional paid-in-capital and retained earnings.
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

Dividends
The Company has declared and paid cash dividends per ordinary share during the periods presented as follows:

	Dividend	Amount
	Per Share	(in millions)
2019:
First quarter	$0.22	$57
Total	$0.22	$57
2018:
Fourth quarter	$0.22	$58
Third quarter	0.22	58
Second quarter	0.22	58
First quarter	0.22	59
Total	$0.88	$233

In addition, in April 2019, the Board of Directors declared a regular quarterly cash dividend of $0.22 per ordinary share, payable May 22, 2019 to shareholders of record at the close of business on May 8, 2019.

13. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The changes in accumulated other comprehensive income (loss) attributable to Aptiv (net of tax) for the three months ended March 31, 2019 and 2018 are shown below.

	Three Months Ended March 31,
	2019	2018

	(in millions)
Foreign currency translation adjustments:
Balance at beginning of period	$(555)	$(369)
Aggregate adjustment for the period (1)	—	57
Balance at end of period	(555)	(312)

Gains (losses) on derivatives:
Balance at beginning of period	(35)	4
Other comprehensive income (loss) before reclassifications (net tax effect of $0 and $4)	16	(18)
Reclassification to income (net tax effect of $0 and $1)	3	(5)
Adoption of ASU 2018-02 (Note 2)	(8)	—
Balance at end of period	(24)	(19)

Pension and postretirement plans:
Balance at beginning of period	(104)	(106)
Other comprehensive income (loss) before reclassifications (net tax effect of $0 and $1)	—	(3)
Reclassification to income (net tax effect of $1 and $0)	2	4
Adoption of ASU 2018-02 (Note 2)	(1)	—
Balance at end of period	(103)	(105)

Accumulated other comprehensive loss, end of period	$(682)	$(436)

(1)
Includes gains of $23 million and losses of $37 million for the three months ended March 31, 2019 and 2018, respectively, related to non-derivative net investment hedges. Refer to Note 14. Derivatives and Hedging Activities for further description of these hedges.

Reclassifications from accumulated other comprehensive income (loss) to income for the three months ended March 31, 2019 and 2018 were as follows:

Reclassification Out of Accumulated Other Comprehensive Income (Loss)
Details About Accumulated Other Comprehensive Income Components	Three Months Ended March 31,		Affected Line Item in the Statement of Operations
	2019	2018

	(in millions)
Gains (losses) on derivatives:
Commodity derivatives	$(2)	$9	Cost of sales
Foreign currency derivatives	(1)	(5)	Cost of sales
	(3)	4	Income before income taxes
	—	1	Income tax expense
	(3)	5	Net income
	—	—	Net income attributable to noncontrolling interest
	$(3)	$5	Net income attributable to Aptiv

Pension and postretirement plans:
Actuarial losses	$(3)	$(4)	Other income (expense), net (1)
	(3)	(4)	Income before income taxes
	1	—	Income tax expense
	(2)	(4)	Net income
	—	—	Net income attributable to noncontrolling interest
	$(2)	$(4)	Net income attributable to Aptiv

Total reclassifications for the period	$(5)	$1

(1)	These accumulated other comprehensive loss components are included in the computation of net periodic pension cost (see Note 9. Pension Benefits for additional details).

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
As of March 31, 2019, the Company had the following outstanding notional amounts related to commodity and foreign currency forward and option contracts designated as cash flow hedges that were entered into to hedge forecasted exposures:

Commodity	Quantity Hedged	Unit of Measure	Notional Amount (Approximate USD Equivalent)

	(in thousands)		(in millions)
Copper	76,959	pounds	$225

Foreign Currency	Quantity Hedged	Unit of Measure	Notional Amount (Approximate USD Equivalent)

	(in millions)
Mexican Peso	14,183	MXN	$730
Chinese Yuan Renminbi	3,284	RMB	490
Polish Zloty	505	PLN	130
Euro	62	EUR	70
New Turkish Lira	50	TRY	10

As of March 31, 2019, Aptiv has entered into derivative instruments to hedge cash flows extending out to March 2021.
Gains and losses on derivatives qualifying as cash flow hedges are recorded in accumulated OCI, to the extent that hedges are effective, until the underlying transactions are recognized in earnings. Unrealized amounts in accumulated OCI will fluctuate based on changes in the fair value of hedge derivative contracts at each reporting period. Net losses on cash flow hedges included in accumulated OCI as of March 31, 2019 were approximately $2 million (approximately $2 million, net of tax). Of this total, approximately $3 million of losses are expected to be included in cost of sales within the next 12 months and approximately $1 million of gains are expected to be included in cost of sales in subsequent periods. Cash flow hedges are discontinued when Aptiv determines it is no longer probable that the originally forecasted transactions will occur. Cash flows from derivatives used to manage commodity and foreign exchange risks designated as cash flow hedges are classified as operating activities within the consolidated statement of cash flows.
Net Investment Hedges
The Company is also exposed to the risk that adverse changes in foreign currency exchange rates could impact its net investment in non-U.S. subsidiaries. To manage this risk, the Company designates certain qualifying derivative and non-derivative instruments, including foreign currency forward contracts and foreign currency-denominated debt, as net investment hedges of certain non-U.S. subsidiaries. The gains or losses on instruments designated as net investment hedges are recognized within OCI to offset changes in the value of the net investment in these foreign currency-denominated operations. Gains and losses reported in accumulated OCI are reclassified to earnings only when the related currency translation adjustments are required to be reclassified, usually upon sale or liquidation of the investment. Cash flows from derivatives designated as net investment hedges are classified as investing activities within the consolidated statement of cash flows.
Since 2016, the Company has entered into a series of forward contracts, each of which have been designated as net investment hedges of the foreign currency exposure of the Company’s investments in certain Chinese Yuan Renminbi (“RMB”)-denominated subsidiaries. In December 2017, the Company entered into a forward contract with a notional amount of 1.9 billion RMB (approximately $290 million, using December 31, 2017 foreign currency rates), which matured in June 2018, and the Company paid $10 million at settlement. In June 2018, the Company entered into a forward contract with a notional amount of 486 million RMB (approximately $75 million, using June 30, 2018 foreign currency rates), which matured in December 2018 and the Company received $4 million at settlement. In December 2018, the Company entered into a forward contract with a notional amount of 570 million RMB (approximately $85 million, using December 31, 2018 foreign currency rates), which matured in March 2019 and the Company paid $2 million at settlement. In March 2019, the Company entered into a forward contract with a notional amount of 334 million RMB (approximately $50 million, using March 31, 2019 foreign currency rates), which matures in June 2019. Refer to the tables below for details of the fair value recorded in the consolidated balance sheet and the effects recorded in the consolidated statement of operations and consolidated statement of comprehensive income related to these derivative instruments.
The Company has designated the €700 million 2015 Euro-denominated Senior Notes and the €500 million 2016 Euro-denominated Senior Notes, as more fully described in Note 8. Debt, as net investment hedges of the foreign currency exposure of its investments in certain Euro-denominated subsidiaries. Due to changes in the value of the Euro-denominated debt instruments designated as net investment hedges, during the three months ended March 31, 2019 and 2018, $23 million of gains and $37 million of losses, respectively, were recognized within the cumulative translation adjustment component of OCI. Cumulative losses included in accumulated OCI on these net investment hedges were $27 million as of March 31, 2019 and $50 million as of December 31, 2018.
Derivatives Not Designated as Hedges
In certain occasions the Company enters into certain foreign currency and commodity contracts that are not designated as hedges. When hedge accounting is not applied to derivative contracts, gains and losses are recorded to other income (expense), net and cost of sales in the consolidated statement of operations.

In conjunction with the acquisition of KUM, as more fully disclosed in Note 17. Acquisitions and Divestitures, in March 2018, the Company entered into forward contracts, requiring no initial net investment, with notional amounts totaling 559 billion South Korean Won (“KRW”) (approximately $520 million using March 1, 2018 foreign currency rates) to hedge portions of the currency risk associated with the cash payment for the acquisition. Pursuant to the requirements of ASC 815, Derivatives and Hedging, the forwards did not qualify as hedges for accounting purposes, and therefore, changes in the fair value of the forwards were recognized in other income (expense), net. During the three months ended March 31, 2018, the change in fair value resulted in a pre-tax gain of $11 million included within other income, net in the consolidated statement of operations. In conjunction with the closing of the acquisition, Aptiv settled the forward contracts in the second quarter of 2018.
Fair Value of Derivative Instruments in the Balance Sheet
The fair value of derivative financial instruments recorded in the consolidated balance sheets as of March 31, 2019 and December 31, 2018 are as follows:

	Asset Derivatives		Liability Derivatives		Net Amounts of Assets and (Liabilities) Presented in the Balance Sheet
	Balance Sheet Location	March 31, 2019	Balance Sheet Location	March 31, 2019	March 31, 2019

	(in millions)
Derivatives designated as cash flow hedges:
Commodity derivatives	Other current assets	$—	Accrued liabilities	$2
Foreign currency derivatives*	Other current assets	9	Other current assets	4	$5
Foreign currency derivatives*	Accrued liabilities	2	Accrued liabilities	8	(6)
Commodity derivatives	Other long-term assets	2	Other long-term liabilities	—
Foreign currency derivatives*	Other long-term assets	3	Other long-term assets	1	2
Foreign currency derivatives*	Other long-term liabilities	1	Other long-term liabilities	4	(3)
Total derivatives designated as hedges		$17		$19

	Asset Derivatives		Liability Derivatives		Net Amounts of Assets and (Liabilities) Presented in the Balance Sheet
	Balance Sheet Location	December 31, 2018	Balance Sheet Location	December 31, 2018	December 31, 2018

	(in millions)
Derivatives designated as cash flow hedges:
Commodity derivatives	Other current assets	$—	Accrued liabilities	$15
Foreign currency derivatives*	Other current assets	9	Other current assets	3	$6
Foreign currency derivatives*	Accrued liabilities	—	Accrued liabilities	4	(4)
Commodity derivatives	Other long-term assets	—	Other long-term liabilities	7
Foreign currency derivatives*	Other long-term assets	2	Other long-term assets	—	2
Foreign currency derivatives*	Other long-term liabilities	—	Other long-term liabilities	2	(2)
Total derivatives designated as hedges		$11		$31

*
Derivative instruments within this category are subject to master netting arrangements and are presented on a net basis in the consolidated balance sheets in accordance with accounting guidance related to the offsetting of amounts related to certain contracts.

The fair value of Aptiv’s derivative financial instruments was in a net liability position as of March 31, 2019 and December 31, 2018.

Effect of Derivatives on the Statement of Operations and Statement of Comprehensive Income
The pre-tax effect of derivative financial instruments in the consolidated statement of operations and consolidated statement of comprehensive income for the three months ended March 31, 2019 is as follows:

Three Months Ended March 31, 2019	Gain (Loss) Recognized in OCI	Loss Reclassified from OCI into Income

	(in millions)
Derivatives designated as cash flow hedges:
Commodity derivatives	$20	$(2)
Foreign currency derivatives	(2)	(1)
Derivatives designated as net investment hedges:
Foreign currency derivatives	(2)	—
Total	$16	$(3)

Gain Recognized in Income

(in millions)
Derivatives not designated:
Foreign currency derivatives	$—
Total	$—
The pre-tax effect of derivative financial instruments in the consolidated statement of operations and consolidated statement of comprehensive income for the three months ended March 31, 2018 is as follows:

Three Months Ended March 31, 2018	(Loss) Gain Recognized in OCI	Gain (Loss) Reclassified from OCI into Income

	(in millions)
Derivatives designated as cash flow hedges:
Commodity derivatives	$(17)	$9
Foreign currency derivatives	16	(5)
Derivatives designated as net investment hedges:
Foreign currency derivatives	(13)	—
Total	$(14)	$4

Gain Recognized in Income

(in millions)
Derivatives not designated:
Foreign currency derivatives	$10
Total	$10

The gain or loss recognized in income for designated and non-designated derivative instruments was recorded to cost of sales and other income (expense), net in the consolidated statements of operations for the three months ended March 31, 2019 and 2018, respectively.

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
As of March 31, 2019 and December 31, 2018, Aptiv was in a net derivative liability position of $2 million and $20 million, respectively, and no significant adjustments were recorded for nonperformance risk based on the application of peer companies’ CDS rates, evaluation of our own nonperformance risk and because Aptiv’s exposures were to counterparties with investment grade credit ratings. Refer to Note 14. Derivatives and Hedging Activities for further information regarding derivatives.
Contingent consideration—The liability for contingent consideration is estimated as of the date of the acquisition and is recorded as part of the purchase price, and is subsequently re-measured to fair value at each reporting date, based on a probability-weighted analysis using a rate that reflects the uncertainty surrounding the expected outcomes, which the Company believes is appropriate and representative of market participant assumptions. The measurement of the liability for contingent consideration is based on significant inputs that are not observable in the market, and is therefore classified as a Level 3 measurement in accordance with ASC Topic 820-10-35. Examples of utilized unobservable inputs are estimated future earnings or milestone achievements of the acquired businesses and applicable discount rates. The estimate of the liability may fluctuate if there are changes in the actual or forecasted inputs utilized or in the discount rates used to determine the present value of contingent future cash flows. As of March 31, 2019, the range of periods in which the earn-out provisions may be achieved is from 2019 to 2020. The Company regularly reviews these assumptions and makes adjustments to the fair value measurements as required by facts and circumstances.
As of March 31, 2019 and December 31, 2018, the liability for contingent consideration was $50 million (of which $32 million was classified within other current liabilities and $18 million was classified within other long-term liabilities) and $49 million (of which $16 million was classified within other current liabilities and $33 million was classified within other long-term liabilities), respectively, representing the maximum required amounts to be paid under existing agreements. Adjustments to this liability for interest accretion are recognized in interest expense, and any other changes in the fair value of this liability are recognized within other income (expense), net in the consolidated statement of operations.
The changes in the contingent consideration liability classified as a Level 3 measurement for the three months ended March 31, 2019 were as follows:

Contingent Consideration Liability

(in millions)
Fair value at beginning of period	$49
Additions	—
Payments	—
Interest accretion	1
Fair value at end of period	$50

As of March 31, 2019 and December 31, 2018, Aptiv had the following assets measured at fair value on a recurring basis:

	Total	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3

	(in millions)
As of March 31, 2019:
Commodity derivatives	$2	$—	$2	$—
Foreign currency derivatives	7	—	7	—
Total	$9	$—	$9	$—
As of December 31, 2018:
Foreign currency derivatives	$8	$—	$8	$—
Total	$8	$—	$8	$—

As of March 31, 2019 and December 31, 2018, Aptiv had the following liabilities measured at fair value on a recurring basis:

	Total	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3

	(in millions)
As of March 31, 2019:
Commodity derivatives	$2	$—	$2	$—
Foreign currency derivatives	9	—	9	—
Contingent consideration	50	—	—	50
Total	$61	$—	$11	$50
As of December 31, 2018:
Commodity derivatives	$22	$—	$22	$—
Foreign currency derivatives	6	—	6	—
Contingent consideration	49	—	—	49
Total	$77	$—	$28	$49

Non-derivative financial instruments—Aptiv’s non-derivative financial instruments include cash and cash equivalents, accounts and notes receivable, accounts payable, as well as debt, which consists of its accounts receivable factoring arrangement, finance leases and other debt issued by Aptiv’s non-U.S. subsidiaries, the Revolving Credit Facility, the Tranche A Term Loan and all series of outstanding senior notes. The fair value of debt is based on quoted market prices for instruments with public market data or significant other observable inputs for instruments without a quoted public market price (Level 2). As of March 31, 2019 and December 31, 2018, total debt was recorded at $4,537 million and $4,344 million, respectively, and had estimated fair values of $4,591 million and $4,222 million, respectively. For all other financial instruments recorded at March 31, 2019 and December 31, 2018, fair value approximates book value.
Fair Value Measurements on a Nonrecurring Basis
In addition to items that are measured at fair value on a recurring basis, Aptiv also has items in its balance sheet that are measured at fair value on a nonrecurring basis. As these items are not measured at fair value on a recurring basis, they are not included in the tables above. Nonfinancial assets and liabilities that are measured at fair value on a nonrecurring basis include certain long-lived assets, equity investments, intangible assets, asset retirement obligations, share-based compensation and liabilities for exit or disposal activities measured at fair value upon initial recognition. During the three months ended March 31, 2019 and 2018, Aptiv recorded no non-cash asset impairment charges. Fair value of long-lived and intangible assets is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved and a review of appraisals or other market indicators and management estimates. As such, Aptiv has determined that the fair value measurements of long-lived and intangible assets fall in Level 3 of the fair value hierarchy.

16. OTHER INCOME, NET
Other income (expense), net included:

	Three Months Ended March 31,
	2019	2018

	(in millions)
Interest income	$3	$5
Loss on extinguishment of debt	(6)	—
Components of net periodic benefit cost other than service cost (Note 9)	(5)	(6)
Benefits associated with acquisitions	—	11
Change in fair value of equity investments (Note 17)	19	—
Other, net	5	20
Other income, net	$16	$30

As further discussed in Note 17. Acquisitions and Divestitures, during the three months ended March 31, 2019, Aptiv recorded a pre-tax unrealized gain of $19 million related to increases in fair value of its equity investments without readily determinable fair values. Also, as further discussed in Note 8. Debt, during the three months ended March 31, 2019, Aptiv redeemed for cash the entire $650 million aggregate principal amount outstanding of the 3.15% Senior Notes, resulting in a loss on debt extinguishment of approximately $6 million.
As further discussed in Note 14. Derivatives and Hedging Activities, during the three months ended March 31, 2018, the Company recorded a gain of $11 million on forward contracts entered into in order to hedge portions of the currency risk associated with the cash payment for the acquisition of KUM, which is reflected within Benefits associated with acquisitions in the above table. Also, during the three months ended March 31, 2018, Aptiv recorded $3 million for certain fees earned pursuant to the transition services agreement in connection with the Separation of the Company's former Powertrain Systems segment.

17. ACQUISITIONS AND DIVESTITURES
Acquisition of Winchester Interconnect
On October 24, 2018, Aptiv acquired 100% of the equity interests of Winchester Interconnect (“Winchester”), a leading provider of custom engineered interconnect solutions for harsh environment applications, for total consideration of $680 million. The results of operations of Winchester are reported within the Signal and Power Solutions segment from the date of acquisition. The Company acquired Winchester utilizing cash on hand and short-term borrowings.
The acquisition was accounted for as a business combination, with the total purchase price allocated on a preliminary basis using information available, in the fourth quarter of 2018. Minor adjustments were recorded to the purchase price, goodwill and intangible assets, from the amounts disclosed as of December 31, 2018. These adjustments were not significant for any period presented after the acquisition date. The preliminary purchase price and related allocation to the acquired net assets of Winchester based on their estimated fair values is shown below (in millions):
Assets acquired and liabilities assumed

Purchase price, cash consideration, net of cash acquired	$680

Property, plant and equipment	$31
Intangible assets	226
Other assets, net	25
Identifiable net assets acquired	282
Goodwill resulting from purchase	398
Total purchase price allocation	$680

Intangible assets include $180 million recognized for the fair value of customer-based assets with estimated useful lives of approximately 9 years, $9 million of technology-related assets with estimated useful lives of approximately 5 years and $37 million recognized for the fair value of the acquired trade name, which has an indefinite useful life. The estimated fair value of these assets was based on third-party valuations and management’s estimates, generally utilizing income and market approaches. Goodwill recognized in this transaction is primarily attributable to synergies expected to arise after the acquisition and the assembled workforce of Winchester, and is not deductible for tax purposes.
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
During the first quarter of 2019, the Company’s Advanced Safety and User Experience segment made an additional $3 million investment in Otonomo Technologies Ltd. (“Otonomo”), a connected car data marketplace developer. This investment was in addition to the Company’s $15 million investment made in the first quarter of 2017.

During the fourth quarter of 2018, the Company’s Advanced Safety and User Experience segment made a $15 million investment in Affectiva, Inc., a leader in human perception artificial intelligence technology.
As of March 31, 2019, the Company had the following technology investments, which are classified within other long-term assets in the consolidated balance sheet:

Investment Name	Segment	Investment Date	Investment (in millions)
Affectiva, Inc.	Advanced Safety and User Experience	Q4 2018	$15
Innoviz Technologies	Advanced Safety and User Experience	Q3 2017	15
LeddarTech, Inc.	Advanced Safety and User Experience	Q3 2017	10
Valens Semiconductor Ltd.	Signal and Power Solutions	Q2 2017	10
Otonomo Technologies Ltd.	Advanced Safety and User Experience	Q1 2017; Q1 2019	37
Quanergy Systems, Inc	Advanced Safety and User Experience	Q2 2015; Q1 2016	6
Other investments	Advanced Safety and User Experience	Q4 2018	1
			$94

During the three months ended March 31, 2019, the Company’s investment in Otonomo was remeasured to a fair value of $37 million, based on a subsequent round of financing observed to be for identical or similar investments of the same issuer. As a result, the Company recorded a pre-tax unrealized gain of $19 million to other income, net during the three months ended March 31, 2019.
There were no other material transactions, events or changes in circumstances requiring an impairment or an observable price change adjustment to these investments. The Company continues to monitor these investments to identify potential transactions which may indicate an impairment or an observable price change requiring an adjustment to its carrying value.

18. SHARE-BASED COMPENSATION
Long-Term Incentive Plan
The Aptiv PLC Long-Term Incentive Plan, as amended and restated effective April 23, 2015 (the “PLC LTIP”), allows for the grant of awards of up to 25,665,448 ordinary shares for long-term compensation. The PLC LTIP is designed to align the interests of management and shareholders. The awards can be in the form of shares, options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), performance awards and other share-based awards to the employees, directors, consultants and advisors of the Company. The Company has awarded annual long-term grants of RSUs under the PLC LTIP in each year from 2012 to 2019 in order to align management compensation with Aptiv’s overall business strategy. The Company has competitive and market-appropriate ownership requirements. All of the RSUs granted under the PLC LTIP are eligible to receive dividend equivalents for any dividend paid from the grant date through the vesting date. Dividend equivalents are generally paid out in ordinary shares upon vesting of the underlying RSUs. Historical amounts disclosed within this note include amounts attributable to the Company’s discontinued operations, unless otherwise noted, and for activity prior to December 4, 2017 represent awards based on shares of Delphi Automotive PLC.
Board of Director Awards
On April 27, 2017, Aptiv granted 26,782 RSUs to the Board of Directors at a grant date fair value of approximately $2 million. The grant date fair value was determined based on the closing price of the Company’s ordinary shares on April 27, 2017. The RSUs vested on April 25, 2018, and 24,642 ordinary shares, which included shares issued in connection with dividend equivalents, were issued to members of the Board of Directors at a fair value of approximately $2 million. 2,649 ordinary shares were withheld to cover withholding taxes.
On April 26, 2018, Aptiv granted 22,676 RSUs to the Board of Directors at a grant date fair value of approximately $2 million. The grant date fair value was determined based on the closing price of the Company’s ordinary shares on April 26, 2018. The RSUs vested on April 24, 2019, and 23,999 ordinary shares, which included shares issued in connection with dividend equivalents, were issued to members of the Board of Directors at a fair value of approximately $2 million. 3,228 ordinary shares were withheld to cover withholding taxes.
On April 25, 2019, Aptiv granted 20,765 RSUs to the Board of Directors at a grant date fair value of approximately $2 million. The grant date fair value was determined based on the closing price of the Company’s ordinary shares on April 25, 2019. The RSUs will vest on April 22, 2020, the day before the 2020 annual meeting of shareholders.

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

Metric	2016 - 2019 Grants	2015 Grant
Average return on net assets (1)	50%	50%
Cumulative net income	25%	N/A
Cumulative earnings per share (2)	N/A	30%
Relative total shareholder return (3)	25%	20%

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

The details of the executive grants were as follows:

Grant Date	RSUs Granted	Grant Date Fair Value	Time-Based Award Vesting Dates	Performance-Based Award Vesting Date

	(in millions)
February 2015	0.90	$76	Annually on anniversary of grant date, 2016 - 2018	December 31, 2017
February 2016	0.71	48	Annually on anniversary of grant date, 2017 - 2019	December 31, 2018
February 2017	0.80	63	Annually on anniversary of grant date, 2018 - 2020	December 31, 2019
February 2018	0.63	61	Annually on anniversary of grant date, 2019 - 2021	December 31, 2020
February 2019	0.71	62	Annually on anniversary of grant date, 2020 - 2022	December 31, 2021

The grant date fair value of the RSUs is determined based on the target number of awards issued, the closing price of the Company’s ordinary shares on the date of the grant of the award, including an estimate for forfeitures, and a contemporaneous valuation performed by an independent valuation specialist with respect to the relative total shareholder return awards.
Any new executives hired after the annual executive RSU grant date may be eligible to participate in the PLC LTIP. The Company has also granted additional awards to employees in certain periods under the PLC LTIP. Any off cycle grants made for new hires or to other employees are valued at their grant date fair value based on the closing price of the Company’s ordinary shares on the date of such grant.
In February 2018, under the time-based vesting terms of the outstanding awards, 285,344 ordinary shares were issued to Aptiv employees at a fair value of approximately $26 million, of which 102,045 ordinary shares were withheld to cover withholding taxes. The performance-based RSUs associated with the 2015 grant vested at the completion of a three-year performance period on December 31, 2017, and in the first quarter of 2018, 640,239 ordinary shares were issued to employees at a fair value of approximately $59 million, of which 240,483 ordinary shares were withheld to cover withholding taxes.
In February 2019, under the time-based vesting terms of the outstanding awards, 529,812 ordinary shares were issued to Aptiv employees at a fair value of approximately $44 million, of which 203,839 ordinary shares were withheld to cover withholding taxes. The performance-based RSUs associated with the 2016 grant, and applicable continuity awards, vested at the completion of a three-year performance period on December 31, 2018, and in the first quarter of 2019, 493,674 ordinary shares were issued to employees at a fair value of approximately $41 million, of which 199,547 ordinary shares were withheld to cover withholding taxes.

A summary of RSU activity, including award grants, vesting and forfeitures is provided below:

	RSUs	Weighted Average Grant Date Fair Value
	(in thousands)
Nonvested, January 1, 2019	1,879	$81.24
Granted	855	86.75
Vested	(530)	70.05
Forfeited	(28)	83.83
Nonvested, March 31, 2019	2,176	86.10

Aptiv recognized compensation expense of $15 million ($15 million, net of tax) and $13 million ($12 million, net of tax) based on the Company’s best estimate of ultimate performance against the respective targets during the three months ended March 31, 2019 and 2018, respectively. Aptiv will continue to recognize compensation expense, based on the grant date fair value of the awards applied to the Company’s best estimate of ultimate performance against the respective targets, over the requisite vesting periods of the awards. Based on the grant date fair value of the awards and the Company’s best estimate of ultimate performance against the respective targets as of March 31, 2019, unrecognized compensation expense on a pre-tax basis of approximately $138 million is anticipated to be recognized over a weighted average period of approximately 2 years. For the three months ended March 31, 2019 and 2018, respectively, approximately $34 million and $32 million of cash was paid and reflected as a financing activity in the statements of cash flows related to the tax withholding for vested RSUs.

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
Notes Issued by the Parent
As described in Note 8. Debt, Aptiv PLC issued the 2015 Euro-denominated Senior Notes, the 4.25% Senior Notes, the 2016 Euro-denominated Senior Notes, the 2016 Senior Notes and the 2019 Senior Notes, each of which were registered under the Securities Act. Each series of these senior notes are fully and unconditionally guaranteed on a joint and several basis, subject to customary release provisions, by certain of Aptiv PLC’s direct and indirect subsidiary companies (the “Subsidiary Guarantors”), and Aptiv Corporation, each of which are directly or indirectly 100% owned by Aptiv PLC. All other consolidated direct and indirect subsidiaries of Aptiv PLC are not subject to the guarantees (“Non-Guarantor Subsidiaries”).
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
The historical presentation of the supplemental guarantor and non-guarantor condensed consolidating financial statements have been revised to be consistent with the presentation of the entities that comprise the structure of the Subsidiary Guarantors as of March 31, 2019.

Statement of Operations Three Months Ended March 31, 2019

	Parent	Subsidiary Guarantors	Subsidiary Issuer/Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated

	(in millions)
Net sales	$—	$—	$—	$3,575	$—	$3,575
Operating expenses:
Cost of sales	—	—	—	2,962	—	2,962
Selling, general and administrative	(39)	—	—	295	—	256
Amortization	—	—	—	34	—	34
Restructuring	—	—	—	26	—	26
Total operating expenses	(39)	—	—	3,317	—	3,278
Operating income	39	—	—	258	—	297
Interest (expense) income	(30)	(48)	(60)	(17)	117	(38)
Other (expense) income, net	(6)	—	36	103	(117)	16
Income (loss) before income taxes and equity income	3	(48)	(24)	344	—	275
Income tax benefit (expense)	—	—	5	(38)	—	(33)
Income (loss) before equity income	3	(48)	(19)	306	—	242
Equity in net income of affiliates	—	—	—	3	—	3
Equity in net income (loss) of subsidiaries	237	218	25	—	(480)	—
Net income (loss)	240	170	6	309	(480)	245
Net income attributable to noncontrolling interest	—	—	—	5	—	5
Net income (loss) attributable to Aptiv	$240	$170	$6	$304	$(480)	$240

Statement of Operations Three Months Ended March 31, 2018

	Parent	Subsidiary Guarantors	Subsidiary Issuer/Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated

	(in millions)
Net sales	$—	$—	$—	$3,630	$—	$3,630
Operating expenses:
Cost of sales	—	—	—	2,947	—	2,947
Selling, general and administrative	(4)	—	—	263	—	259
Amortization	—	—	—	30	—	30
Restructuring	—	—	—	20	—	20
Total operating expenses	(4)	—	—	3,260	—	3,256
Operating income	4	—	—	370	—	374
Interest (expense) income	(61)	(7)	(43)	(1)	78	(34)
Other income (expense), net	—	—	—	108	(78)	30
(Loss) income before income taxes and equity income	(57)	(7)	(43)	477	—	370
Income tax benefit (expense)	—	—	10	(69)	—	(59)
(Loss) income before equity income	(57)	(7)	(33)	408	—	311
Equity in net income of affiliates	—	—	—	5	—	5
Equity in net income (loss) of subsidiaries	364	263	(29)	—	(598)	—
Net income (loss)	307	256	(62)	413	(598)	316
Net income attributable to noncontrolling interest	—	—	—	9	—	9
Net income (loss) attributable to Aptiv	$307	$256	$(62)	$404	$(598)	$307

Statement of Comprehensive Income Three Months Ended March 31, 2019

	Parent	Subsidiary Guarantors	Subsidiary Issuer/Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated

	(in millions)
Net income (loss)	$240	$170	$6	$309	$(480)	$245
Other comprehensive income (loss):
Currency translation adjustments	23	—	—	(22)	—	1
Net change in unrecognized gain on derivative instruments, net of tax	—	—	—	19	—	19
Employee benefit plans adjustment, net of tax	—	—	—	2	—	2
Other comprehensive income (loss)	23	—	—	(1)	—	22
Equity in other comprehensive (loss) income of subsidiaries	(2)	19	(10)	—	(7)	—
Comprehensive income (loss)	261	189	(4)	308	(487)	267
Comprehensive income attributable to noncontrolling interests	—	—	—	6	—	6
Comprehensive income (loss) attributable to Aptiv	$261	$189	$(4)	$302	$(487)	$261

Statement of Comprehensive Income Three Months Ended March 31, 2018

	Parent	Subsidiary Guarantors	Subsidiary Issuer/Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated

	(in millions)
Net income (loss)	$307	$256	$(62)	$413	$(598)	$316
Other comprehensive (loss) income:
Currency translation adjustments	(37)	—	—	98	—	61
Net change in unrecognized loss on derivative instruments, net of tax	—	—	—	(23)	—	(23)
Employee benefit plans adjustment, net of tax	—	—	—	1	—	1
Other comprehensive (loss) income	(37)	—	—	76	—	39
Equity in other comprehensive income (loss) of subsidiaries	72	17	21	—	(110)	—
Comprehensive income (loss)	342	273	(41)	489	(708)	355
Comprehensive income attributable to noncontrolling interests	—	—	—	13	—	13
Comprehensive income (loss) attributable to Aptiv	$342	$273	$(41)	$476	$(708)	$342

Balance Sheet as of March 31, 2019

	Parent	Subsidiary Guarantors	Subsidiary Issuer/Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated

	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$—	$321	$—	$321
Restricted cash	—	—	—	1	—	1
Accounts receivable, net	—	—	—	2,736	—	2,736
Intercompany receivables, current	51	16	3,256	4,820	(8,143)	—
Inventories	—	—	—	1,326	—	1,326
Other current assets	—	—	—	435	—	435
Total current assets	51	16	3,256	9,639	(8,143)	4,819
Long-term assets:
Intercompany receivables, long-term	—	—	768	1,458	(2,226)	—
Property, net	—	—	—	3,218	—	3,218
Operating lease right-of-use assets	—	—	—	434	—	434
Investments in affiliates	—	—	—	102	—	102
Investments in subsidiaries	7,632	8,143	1,779	—	(17,554)	—
Intangible assets, net	—	—	—	3,837	—	3,837
Other long-term assets	—	—	5	604	—	609
Total long-term assets	7,632	8,143	2,552	9,653	(19,780)	8,200
Total assets	$7,683	$8,159	$5,808	$19,292	$(27,923)	$13,019
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$—	$—	$205	$337	$—	$542
Accounts payable	—	—	—	2,340	—	2,340
Intercompany payables, current	1,103	4,527	2,513	—	(8,143)	—
Accrued liabilities	20	—	4	1,108	—	1,132
Total current liabilities	1,123	4,527	2,722	3,785	(8,143)	4,014
Long-term liabilities:
Long-term debt	2,925	—	1,045	25	—	3,995
Intercompany payables, long-term	—	—	1,315	911	(2,226)	—
Pension benefit obligations	—	—	—	440	—	440
Long-term operating lease liabilities	—	—	—	350	—	350
Other long-term liabilities	—	—	—	585	—	585
Total long-term liabilities	2,925	—	2,360	2,311	(2,226)	5,370
Total liabilities	4,048	4,527	5,082	6,096	(10,369)	9,384
Total Aptiv shareholders’ equity	3,635	3,632	726	12,979	(17,554)	3,418
Noncontrolling interest	—	—	—	217	—	217
Total shareholders’ equity	3,635	3,632	726	13,196	(17,554)	3,635
Total liabilities and shareholders’ equity	$7,683	$8,159	$5,808	$19,292	$(27,923)	$13,019

Balance Sheet as of December 31, 2018

	Parent	Subsidiary Guarantors	Subsidiary Issuer/Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated

	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$1	$—	$—	$566	$—	$567
Restricted cash	—	—	—	1	—	1
Accounts receivable, net	—	—	—	2,487	—	2,487
Intercompany receivables, current	54	16	3,114	4,201	(7,385)	—
Inventories	—	—	—	1,277	—	1,277
Other current assets	—	—	—	445	—	445
Total current assets	55	16	3,114	8,977	(7,385)	4,777
Long-term assets:
Intercompany receivables, long-term	—	—	768	1,424	(2,192)	—
Property, net	—	—	—	3,179	—	3,179
Investments in affiliates	—	—	—	99	—	99
Investments in subsidiaries	7,392	7,860	1,568	—	(16,820)	—
Intangible assets, net	—	—	—	3,904	—	3,904
Other long-term assets	—	—	6	515	—	521
Total long-term assets	7,392	7,860	2,342	9,121	(19,012)	7,703
Total assets	$7,447	$7,876	$5,456	$18,098	$(26,397)	$12,480
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$—	$—	$25	$281	$—	$306
Accounts payable	2	—	—	2,332	—	2,334
Intercompany payables, current	791	4,479	2,115	—	(7,385)	—
Accrued liabilities	31	—	11	1,012	—	1,054
Total current liabilities	824	4,479	2,151	3,625	(7,385)	3,694
Long-term liabilities:
Long-term debt	2,953	—	1,055	30	—	4,038
Intercompany payables, long-term	—	—	1,296	896	(2,192)	—
Pension benefit obligations	—	—	—	445	—	445
Other long-term liabilities	—	—	—	633	—	633
Total long-term liabilities	2,953	—	2,351	2,004	(2,192)	5,116
Total liabilities	3,777	4,479	4,502	5,629	(9,577)	8,810
Total Aptiv shareholders’ equity	3,670	3,397	954	12,258	(16,820)	3,459
Noncontrolling interest	—	—	—	211	—	211
Total shareholders’ equity	3,670	3,397	954	12,469	(16,820)	3,670
Total liabilities and shareholders’ equity	$7,447	$7,876	$5,456	$18,098	$(26,397)	$12,480

Statement of Cash Flows for the Three Months Ended March 31, 2019

	Parent	Subsidiary Guarantors	Subsidiary Issuer/Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated

	(in millions)
Net cash (used in) provided by operating activities from continuing operations	$(10)	$—	$—	$94	$—	$84
Net cash used in operating activities from discontinued operations	—	—	—	—	—	—
Net cash (used in) provided by operating activities	(10)	—	—	94	—	84
Cash flows from investing activities:
Capital expenditures	—	—	—	(235)	—	(235)
Proceeds from sale of property / investments	—	—	—	3	—	3
Cost of business acquisitions, net of cash acquired	—	—	—	2	—	2
Cost of technology investments	—	—	—	(3)	—	(3)
Settlement of derivatives	—	—	—	(2)	—	(2)
Loans to affiliates	—	—	—	(303)	303	—
Repayments of loans from affiliates	—	—	—	175	(175)	—
Net cash (used in) provided by investing activities	—	—	—	(363)	128	(235)
Cash flows from financing activities:
Net proceeds under other short-term debt agreements	—	—	175	54	—	229
Repayment of senior notes	(654)	—	—	—	—	(654)
Proceeds from issuance of senior notes, net of issuance costs	643	—	—	—	—	643
Proceeds from borrowings from affiliates	303	—	—	—	(303)	—
Payments on borrowings from affiliates	—	—	(175)	—	175	—
Repurchase of ordinary shares	(226)	—	—	—	—	(226)
Distribution of cash dividends	(57)	—	—	—	—	(57)
Taxes withheld and paid on employees' restricted share awards	—	—	—	(34)	—	(34)
Net cash provided by (used in) financing activities	9	—	—	20	(128)	(99)
Effect of exchange rate fluctuations on cash, cash equivalents and restricted cash	—	—	—	4	—	4
Decrease in cash, cash equivalents and restricted cash	(1)	—	—	(245)	—	(246)
Cash, cash equivalents and restricted cash at beginning of period	1	—	—	567	—	568
Cash, cash equivalents and restricted cash at end of period	$—	$—	$—	$322	$—	$322

Statement of Cash Flows for the Three Months Ended March 31, 2018

	Parent	Subsidiary Guarantors	Subsidiary Issuer/Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated

	(in millions)
Net cash (used in) provided by operating activities from continuing operations	$(36)	$—	$—	$222	$—	$186
Net cash used in operating activities from discontinued operations	—	—	—	(31)	—	(31)
Net cash (used in) provided by operating activities	(36)	—	—	191	—	155
Cash flows from investing activities:
Capital expenditures	—	—	—	(243)	—	(243)
Proceeds from sale of property / investments	—	—	—	3	—	3
Deposit for acquisition of KUM	(5)	—	—	—	—	(5)
Loans to affiliates	—	—	—	(250)	250	—
Net cash (used in) provided by investing activities	(5)	—	—	(490)	250	(245)
Cash flows from financing activities:
Net proceeds under other short-term debt agreements	—	—	—	35	—	35
Proceeds from borrowings from affiliates	250	—	—	—	(250)	—
Repurchase of ordinary shares	(149)	—	—	—	—	(149)
Distribution of cash dividends	(59)	—	—	—	—	(59)
Taxes withheld and paid on employees' restricted share awards	—	—	—	(32)	—	(32)
Net cash provided by (used in) financing activities	42	—	—	3	(250)	(205)
Effect of exchange rate fluctuations on cash, cash equivalents and restricted cash	—	—	—	44	—	44
Increase (decrease) in cash, cash equivalents and restricted cash	1	—	—	(252)	—	(251)
Cash, cash equivalents and restricted cash at beginning of period	1	—	—	1,596	—	1,597
Cash, cash equivalents and restricted cash at end of period	$2	$—	$—	$1,344	$—	$1,346

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
Generally, Aptiv evaluates segment performance based on stand-alone segment net income before interest expense, other income (expense), net, income tax expense, equity income (loss), net of tax, restructuring, other acquisition and portfolio project costs (which includes costs incurred to integrate acquired businesses and to plan and execute product portfolio transformation actions, including business and product acquisitions and divestitures), asset impairments, gains (losses) on business divestitures and deferred compensation related to acquisitions (“Adjusted Operating Income”) and accounts for inter-segment sales and transfers as if the sales or transfers were to third parties, at current market prices. Aptiv’s management utilizes Adjusted Operating Income as the key performance measure of segment income or loss to evaluate segment performance, and for planning and forecasting purposes to allocate resources to the segments, as management believes this measure is most reflective of the operational profitability or loss of Aptiv’s operating segments. Segment Adjusted Operating Income should not be considered a substitute for results prepared in accordance with U.S. GAAP and should not be considered an alternative to net income attributable to Aptiv, which is the most directly comparable financial measure to Adjusted Operating Income that is prepared in accordance with U.S. GAAP. Segment Adjusted Operating Income, as determined and measured by Aptiv, should also not be compared to similarly titled measures reported by other companies.
Included below are sales and operating data for Aptiv’s segments for the three months ended March 31, 2019 and 2018.

	Signal and Power Solutions	Advanced Safety and User Experience	Eliminations and Other (1)	Total

	(in millions)
For the Three Months Ended March 31, 2019:
Net sales	$2,562	$1,023	$(10)	$3,575
Depreciation and amortization	$131	$42	$—	$173
Adjusted operating income	$283	$62	$—	$345
Operating income	$257	$40	$—	$297
Equity income, net of tax	$3	$—	$—	$3
Net income attributable to noncontrolling interest	$5	$—	$—	$5

	Signal and Power Solutions	Advanced Safety and User Experience	Eliminations and Other (1)	Total

	(in millions)
For the Three Months Ended March 31, 2018:
Net sales	$2,617	$1,032	$(19)	$3,630
Depreciation and amortization	$119	$36	$—	$155
Adjusted operating income	$351	$76	$—	$427
Operating income	$322	$52	$—	$374
Equity income, net of tax	$5	$—	$—	$5
Net income attributable to noncontrolling interest	$9	$—	$—	$9

(1)	Eliminations and Other includes the elimination of inter-segment transactions.

The reconciliation of Adjusted Operating Income to operating income includes, as applicable, restructuring, other acquisition and portfolio project costs (which includes costs incurred to integrate acquired businesses and to plan and execute product portfolio transformation actions, including business and product acquisitions and divestitures), asset impairments, gains (losses) on business divestitures and deferred compensation related to acquisitions. The reconciliations of Adjusted Operating Income to net income attributable to Aptiv for the three months ended March 31, 2019 and 2018 are as follows:

	Signal and Power Solutions	Advanced Safety and User Experience	Eliminations and Other	Total

	(in millions)
For the Three Months Ended March 31, 2019:
Adjusted operating income	$283	$62	$—	$345
Restructuring	(19)	(7)	—	(26)
Other acquisition and portfolio project costs	(7)	(4)	—	(11)
Deferred compensation related to nuTonomy acquisition	—	(11)	—	(11)
Operating income	$257	$40	$—	297
Interest expense				(38)
Other income, net				16
Income before income taxes and equity income				275
Income tax expense				(33)
Equity income, net of tax				3
Net income				245
Net income attributable to noncontrolling interest				5
Net income attributable to Aptiv				$240

	Signal and Power Solutions	Advanced Safety and User Experience	Eliminations and Other	Total

	(in millions)
For the Three Months Ended March 31, 2018:
Adjusted operating income	$351	$76	$—	$427
Restructuring	(18)	(2)	—	(20)
Other acquisition and portfolio project costs	(11)	(8)	—	(19)
Deferred compensation related to nuTonomy acquisition	—	(14)	—	(14)
Operating income	$322	$52	$—	374
Interest expense				(34)
Other income, net				30
Income before income taxes and equity income				370
Income tax expense				(59)
Equity income, net of tax				5
Net income				316
Net income attributable to noncontrolling interest				9
Net income attributable to Aptiv				$307

21. REVENUE
Revenue is recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. Accordingly, revenue is measured based on consideration specified in a contract with a customer. Customer contracts generally are represented by a combination of a current purchase order and a current production schedule issued by the customer. The Company recognizes revenue when it satisfies a performance obligation by transferring control over a product or service to a customer. From time to time, Aptiv enters into pricing agreements with its customers that provide for price reductions, some of which are conditional upon achieving certain joint cost savings targets. In these instances, revenue is recognized based on the agreed-upon price at the time of shipment.
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
Disaggregation of Revenue
Revenue generated from Aptiv’s operating segments is disaggregated by primary geographic market in the following tables for the three months ended March 31, 2019 and 2018. Information concerning geographic market reflects the manufacturing location.

For the Three Months Ended March 31, 2019:	Signal and Power Solutions	Advanced Safety and User Experience	Eliminations and Other	Total

	(in millions)
Geographic Market
North America	$1,096	$326	$(1)	$1,421
Europe, Middle East and Africa	789	443	(3)	1,229
Asia Pacific	622	254	(6)	870
South America	55	—	—	55
Total net sales	$2,562	$1,023	$(10)	$3,575

For the Three Months Ended March 31, 2018:	Signal and Power Solutions	Advanced Safety and User Experience	Eliminations and Other	Total

	(in millions)
Geographic Market
North America	$1,020	$335	$(4)	$1,351
Europe, Middle East and Africa	837	437	(5)	1,269
Asia Pacific	687	259	(10)	936
South America	73	1	—	74
Total net sales	$2,617	$1,032	$(19)	$3,630

Contract Balances
Consistent with the recognition of production parts revenue at a point in time as title transfers to the customer, Aptiv has no contract assets or contract liabilities balances as of March 31, 2019 or December 31, 2018.
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
Costs to Obtain a Contract
From time to time, Aptiv makes payments to customers in conjunction with ongoing business. These payments to customers are generally recognized as a reduction to revenue at the time of the commitment to make these payments. However, certain other payments to customers, or upfront fees, meet the criteria to be considered a cost to obtain a contract as they are directly attributable to a contract, are incremental and management expects the fees to be recoverable. As of March 31, 2019 and December 31, 2018, Aptiv has recorded $82 million (of which $15 million was classified within other current assets and $67 million was classified within other long-term assets) and $72 million (of which $8 million was classified within other current assets and $64 million was classified within other long-term assets), respectively, related to these capitalized upfront fees.
Capitalized upfront fees are amortized to revenue based on the transfer of goods and services to the customer for which the upfront fees relate, which typically range from three to five years. There have been no impairment losses in relation to the costs capitalized. The amount of amortization to net sales was $3 million and $1 million for the three months ended March 31, 2019 and 2018, respectively.

22. LEASES
Lease Portfolio
The Company has operating and finance leases for real estate, office equipment, automobiles, forklifts and certain other equipment. The Company's leases have remaining lease terms of 1 year to 30 years, some of which include options to extend the leases for up to 8 years, and some of which include options to terminate the leases within 1 year. Certain of our lease agreements include rental payments which are adjusted periodically for inflation. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. When available, we use the rate implicit in the lease to discount lease payments to present value; however, most of our leases do not provide a readily determinable implicit rate. Therefore, we must estimate our incremental borrowing rate to discount the lease payments based on information available at lease commencement.
The components of lease expense were as follows:

Three Months Ended March 31, 2019

(in millions)
Lease cost:
Finance lease cost:
Amortization of right-of-use assets	$1
Interest on lease liabilities	—
Total finance lease cost	1
Operating lease cost	29
Short-term lease cost	1
Variable lease cost	1
Sublease income (1)	—
Total lease cost	$32

(1)	Sublease income excludes rental income from owned properties of less than $5 million for the three months ended March 31, 2019, which is included in other income, net.

Supplemental cash flow and other information related to leases was as follows:

Three Months Ended March 31, 2019

(in millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for finance leases	$—
Operating cash flows for operating leases	27
Financing cash flows for finance leases	1
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$36
Finance leases	—

Supplemental balance sheet information related to leases was as follows:

March 31, 2019

(dollars in millions)
Operating leases:
Operating lease right-of-use assets	$434
Accrued liabilities (Note 5)	$93
Long-term operating lease liabilities	350
Total operating lease liabilities	$443

Finance leases:
Property and equipment	$22
Less: accumulated depreciation	(5)
Total property, net	$17
Short-term debt (Note 8)	$2
Long-term debt (Note 8)	16
Total finance lease liabilities	$18

Weighted average remaining lease term:
Operating leases	7 years
Finance leases	7 years

Weighted average discount rate:
Operating leases	3.5%
Finance leases	5.5%

Maturities of lease liabilities were as follows:

	Operating Leases	Finance Leases

	(in millions)
As of March 31, 2019:
2019 (remaining as of March 31, 2019)	$80	$3
2020	96	4
2021	83	4
2022	69	3
2023	51	3
Thereafter	120	7
Total lease payments	499	24
Less: imputed interest	(56)	(6)
Total	$443	$18

As of March 31, 2019, the Company entered into additional operating leases, primarily for real estate, that have not yet commenced and which are not significant.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
This Quarterly Report on Form 10-Q, including the exhibits being filed as part of this report, as well as other statements made by Aptiv PLC (“Aptiv,” the “Company,” “we,” “us” and “our”), contain forward-looking statements that reflect, when made, the Company’s current views with respect to current events and financial performance. Such forward-looking statements are subject to many risks, uncertainties and factors relating to the Company’s operations and business environment, which may cause the actual results of the Company to be materially different from any future results, express or implied, by such forward-looking statements. All statements that address future operating, financial or business performance or the Company’s strategies or expectations are forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “will,” “should,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “projects,” “potential,” “outlook” or “continue,” and other comparable terminology. Factors that could cause actual results to differ materially from these forward-looking statements include, but are not limited to, the following: global and regional economic conditions, including conditions affecting the credit market and resulting from the United Kingdom referendum in which voters approved an exit from the European Union, commonly referred to as “Brexit,” scheduled to become effective on October 31, 2019, following an extension; fluctuations in interest rates and foreign currency exchange rates; the cyclical nature of global automotive sales and production; the potential disruptions in the supply of and changes in the competitive environment for raw material integral to the Company’s products; the Company’s ability to maintain contracts that are critical to its operations; potential changes to beneficial free trade laws and regulations such as the North American Free Trade Agreement and its anticipated successor agreement, the United States-Mexico-Canada Agreement which remains subject to approval; the ability of the Company to integrate and realize the benefits of recent acquisitions; the ability of the Company to attract, motivate and/or retain key executives; the ability of the Company to avoid or continue to operate during a strike, or partial work stoppage or slow down by any of its unionized employees or those of its principal customers; and the ability of the Company to attract and retain customers. Additional factors are discussed under the captions “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s filings with the Securities and Exchange Commission, including those set forth in the Company’s Annual Report on Form 10-K for fiscal year ended December 31, 2018 and within this Form 10-Q filing. New risks and uncertainties arise from time to time, and it is impossible for us to predict these events or how they may affect the Company. It should be remembered that the price of the ordinary shares and any income from them can go down as well as up. Aptiv disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events and/or otherwise, except as may be required by law.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following management’s discussion and analysis of financial condition and results of operations (“MD&A”) is intended to help you understand the business operations and financial condition of the Company for the three months ended March 31, 2019. This discussion should be read in conjunction with Item 1. Financial Statements. Our MD&A is presented in eight sections:

•	Executive Overview

•	Consolidated Results of Operations

•	Results of Operations by Segment

•	Liquidity and Capital Resources

•	Off-Balance Sheet Arrangements

•	Contingencies and Environmental Matters

•	Recently Issued Accounting Pronouncements

•	Critical Accounting Estimates
Within the MD&A, “Aptiv,” the “Company,” “we,” “us” and “our” refer to Aptiv PLC, a public limited company formed under the laws of Jersey on May 19, 2011 as Delphi Automotive PLC, which, through its subsidiaries, acquired certain assets of the former Delphi Corporation (now known as DPH Holdings Corp. (“DPHH”)) and completed an initial public offering on November 22, 2011. On December 4, 2017 (the “Distribution Date”), the Company completed the separation (the “Separation”) of its former Powertrain Systems segment by distributing to Aptiv shareholders on a pro rata basis all of the issued and outstanding ordinary shares of Delphi Technologies PLC, a public limited company formed to hold the spun-off business. To effect the Separation, the Company distributed to its shareholders one ordinary share of Delphi Technologies PLC for every three Aptiv ordinary shares outstanding as of November 22, 2017, the record date for the distribution. Following the Separation, the remaining company changed its name to Aptiv PLC and New York Stock Exchange (“NYSE”) symbol to “APTV.” The completion of the Separation positioned Aptiv as a new mobility provider focused on solving the complex challenges associated with safer, greener and more connected transportation. At the core of our capabilities is the software and vehicle architecture expertise that enables the advanced safety, automated driving, user experience and connected services that are enabling the future of mobility.
In April 2018, primarily as a result of the impact of the Separation on the Company’s United Kingdom (“U.K.”) presence and the centralization of the Company’s non-manufacturing European footprint, along with the long-term stability of the financial and regulatory environment in Ireland and continued uncertainties with regards to the impending exit of the U.K. from the European Union, Aptiv PLC changed its tax residence from the U.K. to Ireland. Aptiv PLC remains a public limited company incorporated under the laws of Jersey, and continues to be subject to United States (“U.S.”) Securities and Exchange Commission reporting requirements and prepare its consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

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
Our total net sales during the three months ended March 31, 2019 were $3.6 billion, a decrease of 2% compared to the same period of 2018. The decrease in our total net sales is primarily attributable to significant volume decreases in China, coupled with unfavorable foreign currency impacts, partially offset by volume increases in North America and Europe. However, our overall lean cost structure, along with continued above-market sales growth, has enabled us to maintain strong levels of operating income while continuing to strategically invest in the future.

We are focused on maintaining a low fixed cost structure that provides us flexibility to remain profitable at all points of the traditional vehicle industry production cycle, including during periods of reduced industry volumes. Accordingly, we will continue to adjust our cost structure and optimize our manufacturing footprint in response to changes in the global and regional automotive markets and in order to increase investment in advanced technologies and engineering. As we operate in a cyclical industry that is impacted by movements in the global and regional economies, we continually evaluate opportunities to further refine our cost structure, as evidenced by our ongoing restructuring programs focused on the continued rotation of our manufacturing footprint to best cost locations and on reducing our global overhead costs, as described in Note 7. Restructuring to the consolidated financial statements contained herein. We believe our strong balance sheet coupled with our flexible cost structure will position us to capitalize on improvements in OEM production volumes.
Trends, Uncertainties and Opportunities
Economic conditions. Our business is directly related to automotive sales and automotive vehicle production by our customers. Automotive sales depend on a number of factors, including global and regional economic conditions. Although global automotive vehicle production decreased 1% from 2017 to 2018, the levels of automotive vehicle production were uneven from a regional perspective. Compared to 2017, vehicle production in 2018 in North America remained flat as compared to the reduced volumes experienced in the region in 2017, while vehicle production decreased by 1% in Europe and 4% in China. Vehicle production in South America, our smallest region, increased by 4% compared to 2017.
Economic volatility or weakness in North America, Europe, China or South America could result in a significant reduction in automotive sales and production by our customers, which would have an adverse effect on our business, results of operations and financial condition. There is also potential that geopolitical factors could adversely impact the U.S. and other economies, and specifically the automotive sector. In particular, changes to international trade agreements such as the North American Free Trade Agreement and its anticipated successor agreement, the United States-Mexico-Canada Agreement which remains subject to approval, or other political pressures could affect the operations of our OEM customers, resulting in reduced automotive production in certain regions or shifts in the mix of production to higher cost regions. Increases in interest rates could also negatively impact automotive production as a result of increased consumer borrowing costs or reduced credit availability. Additionally, economic weakness may result in shifts in the mix of future automotive sales (from vehicles with more content such as luxury vehicles, trucks and sport utility vehicles toward smaller passenger cars). While our diversified customer and geographic revenue base, along with our flexible cost structure, have well positioned us to withstand the impact of industry downturns and benefit from industry upturns, shifts in the mix of global automotive production to higher cost regions or to vehicles with less content could adversely impact our profitability.
There have also been periods of increased market volatility and currency exchange rate fluctuations, both globally and most specifically within the U.K. and Europe, as a result of the U.K. referendum in which voters approved an exit from the European Union (“E.U.”), commonly referred to as “Brexit,” scheduled to become effective on October 31, 2019, following an extension. The proposed withdrawal has created significant uncertainty about the future relationship between the U.K. and the E.U. These developments, or the perception that any of them could occur, may adversely affect European and worldwide economic and market conditions, including vehicle production, significantly reduce global market liquidity and restrict the ability of key market participants to operate in certain financial markets and could contribute to instability in global financial and foreign exchange markets, including increased volatility in interest rates and foreign exchange rates. Although we do not have a material physical presence in the U.K., with less than 1% of our workforce located in the U.K. and approximately 1% of our annual net sales generated in the U.K., the potential impacts of the impending Brexit decision could adversely impact other global economies, and in particular, the European economy, a region which accounted for approximately 34% of our total net sales for the three months ended March 31, 2019. We continue to actively monitor the ongoing potential impacts of Brexit and will seek to minimize its impact on our business through review of our existing contractual arrangements and obligations, particularly in the European region.
Key growth markets. There have been periods of increased market volatility and moderations in the level of economic growth in China, which resulted in periods of lower automotive production growth rates in China than those previously experienced, as evidenced by the significant reduction in volumes in the region during the three months ended March 31, 2019 as compared to the same period of 2018. Despite these recent moderations in the level of economic growth in China, rising income levels in China and other key growth markets are expected to result in stronger growth rates in these markets over the long-term. Our strong global presence, and presence in these markets, has positioned us to experience above-market growth rates over the long-term. We continue to expand our established presence in key growth markets, positioning us to benefit from the expected long-term growth opportunities in these regions. We are capitalizing on our long-standing relationships with the global OEMs and further enhancing our positions with the key growth market OEMs to continue expanding our worldwide leadership. We continue to build upon our extensive geographic reach to capitalize on fast-growing automotive markets. We believe that our presence in best cost countries positions us to realize incremental margin improvements as the global balance of automotive production shifts towards the key growth markets.

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
Our global operations are subject to certain risks inherent in doing business abroad, including unexpected changes in laws, regulations, trade or monetary or tax fiscal policy, including tariffs, quotas, customs and other import or export restrictions and other trade barriers. For instance, the recent presidential elections and government changes in Mexico have yielded requirements that call for an increase in minimum wages at the border as well as the interior of Mexico. These or any further political or governmental developments in Mexico or other countries in which we operate could result in social, economic and labor instability. In addition, existing free trade laws and regulations, such as the North American Free Trade Agreement and its anticipated successor agreement, the United States-Mexico-Canada Agreement which remains subject to approval, provide certain beneficial duties and tariffs for qualifying imports and exports, subject to compliance with the applicable classification and other requirements. Changes in laws or policies governing the terms of foreign trade, and in particular increased trade restrictions, tariffs or taxes on imports from countries where we manufacture products, such as China and Mexico, could have a material adverse effect on our business and financial results. For instance, during 2018, the U.S. and Chinese governments have imposed a series of significant incremental retaliatory tariffs to certain imported products. Most notably with respect to the automotive industry, the U.S. imposed tariffs on imports of certain steel, aluminum and automotive components, and China imposed retaliatory tariffs on imports of U.S. vehicles and certain automotive components. While these tariffs could have potentially adverse economic impacts, particularly with respect to the automotive industry and vehicle production levels, we do not anticipate a significant impact to our operations, as we have developed and implemented strategies to mitigate adverse tariff impacts, such as production localization and relocation, contract review and renegotiation and working with the appropriate governmental agencies. Further, our global footprint and regional model serves to minimize our exposure to cross-border transactions. However, the scope and duration of the imposed tariffs remain uncertain.
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
Engineering, design and development. Our history and culture of innovation have enabled us to develop significant intellectual property and design and development expertise to provide advanced technology solutions that meet the demands of our customers. We have a team of approximately 18,600 scientists, engineers and technicians focused on developing leading product solutions for our key markets, located at 15 major technical centers in China, Germany, India, Mexico, Poland, Singapore and the United States. We invest approximately $1.4 billion (which includes approximately $300 million co-investment by customers and government agencies) annually in research and development, including engineering, to maintain our portfolio of innovative products, and owned/held approximately 7,100 patents and protective rights as of December 31, 2018. We also encourage “open innovation” and collaborate extensively with peers in the industry, government agencies and academic institutions. Our technology competencies are recognized by both customers and government agencies, who have co-invested approximately $300 million annually in new product development, accelerating the pace of innovation and reducing the risk associated with successful commercialization of technological breakthroughs.
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
We are focused on maintaining a low fixed cost structure that provides us flexibility to remain profitable at all points of the traditional vehicle industry production cycle. As a result, approximately 96% of our hourly workforce is located in best cost countries. Furthermore, we have substantial operational flexibility by leveraging a large workforce of temporary workers, which represented approximately 14% of the hourly workforce as of March 31, 2019. However, we will continue to adjust our cost structure and optimize our manufacturing footprint in response to changes in the global and regional automotive markets and in order to increase investment in advanced technologies and engineering, as evidenced by our ongoing restructuring programs focused on the continued rotation of our manufacturing footprint to best cost locations in Europe and on reducing our global overhead costs. As we continue to operate in a cyclical industry that is impacted by movements in the global and regional economies, we continually evaluate opportunities to further refine our cost structure.
We have a strong balance sheet with gross debt of approximately $4.5 billion and substantial available liquidity of approximately $2.1 billion of cash and cash equivalents and available financing under our Revolving Credit Facility and committed European accounts receivable factoring facility as of March 31, 2019, and no significant U.S. defined benefit or workforce postretirement health care benefits and employer-paid postretirement basic life insurance benefits (“OPEB”) liabilities. We intend to maintain strong financial discipline targeting industry-leading earnings growth, cash flow generation and return on invested capital and to maintain sufficient liquidity to sustain our financial flexibility throughout the industry cycle.
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
We believe we are well-aligned with industry technology trends that will result in sustainable future growth in this space, and have partnered with leaders in their respective fields to advance the pace of development and commercialization of these emerging technologies. We have entered into a collaborative arrangement with Intel Corporation and the BMW Group to develop and deploy automated driving technology. Additionally, in 2017 we acquired nuTonomy, Inc. in order to further accelerate the commercialization of automated driving solutions. The acquisition of nuTonomy is the latest in a series of investments we have made to expand our position in the new mobility space, including the prior period acquisitions of automated driving software developer Ottomatika and data service companies Control-Tec and Movimento.
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
Three Months Ended March 31, 2019 versus Three Months Ended March 31, 2018
The results of operations for the three months ended March 31, 2019 and 2018 were as follows:

	Three Months Ended March 31,
	2019		2018		Favorable/(unfavorable)

	(dollars in millions)
Net sales	$3,575		$3,630		$(55)
Cost of sales	2,962		2,947		(15)
Gross margin	613	17.1%	683	18.8%	(70)
Selling, general and administrative	256		259		3
Amortization	34		30		(4)
Restructuring	26		20		(6)
Operating income	297		374		(77)
Interest expense	(38)		(34)		(4)
Other income, net	16		30		(14)
Income before income taxes and equity income	275		370		(95)
Income tax expense	(33)		(59)		26
Income before equity income	242		311		(69)
Equity income, net of tax	3		5		(2)
Net income	245		316		(71)
Net income attributable to noncontrolling interest	5		9		(4)
Net income attributable to Aptiv	$240		$307		$(67)

Total Net Sales
Below is a summary of our total net sales for the three months ended March 31, 2019 versus March 31, 2018.

	Three Months Ended March 31,			Variance Due To:
	2019	2018	Favorable/(unfavorable)	Volume, net of contractual price reductions	FX	Commodity pass-through	Other	Total

	(in millions)			(in millions)
Total net sales	$3,575	$3,630	$(55)	$108	$(148)	$(15)	$—	$(55)
Total net sales for the three months ended March 31, 2019 decreased 2% compared to the three months ended March 31, 2018. We experienced volume growth of 4% for the period, which includes net sales of $125 million as a result of the acquisitions of KUM and Winchester in 2018, primarily as a result of increases in North America and Europe, partially offset by volume declines of approximately 10% in China as compared to the three months ended March 31, 2018. Volume growth was offset by unfavorable foreign currency impacts, primarily related to the Euro and Chinese Yuan Renminbi, and decreases due to contractual price reductions. Refer to Note 17. Acquisitions and Divestitures to the consolidated financial statements contained herein for further detail of our business acquisitions.

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
Cost of sales increased $15 million for the three months ended March 31, 2019 compared to the three months ended March 31, 2018, as summarized below. The Company’s material cost of sales was approximately 50% of net sales in both the three months ended March 31, 2019 and 2018.

	Three Months Ended March 31,			Variance Due To:
	2019	2018	Favorable/(unfavorable)	Volume (a)	FX	Operational performance	Other	Total

	(dollars in millions)			(in millions)
Cost of sales	$2,962	$2,947	$(15)	$(181)	$118	$19	$29	$(15)
Gross margin	$613	$683	$(70)	$(73)	$(30)	$19	$14	$(70)
Percentage of net sales	17.1%	18.8%

(a)	Presented net of contractual price reductions for gross margin variance.
The increase in cost of sales reflects increased volumes and incremental investment in advanced technologies and engineering, partially offset by the impacts from currency exchange and operational performance improvements. Cost of sales was also impacted by the following items in Other above:

•	$15 million of decreased commodity costs; and

•	$3 million of decreased warranty costs.

Selling, General and Administrative Expense

	Three Months Ended March 31,
	2019	2018	Favorable/ (unfavorable)

	(dollars in millions)
Selling, general and administrative expense	$256	$259	$3
Percentage of net sales	7.2%	7.1%
Selling, general and administrative expense (“SG&A”) includes administrative expenses, information technology costs and incentive compensation related costs. SG&A increased as a percentage of net sales for the three months ended March 31, 2019 as compared to 2018, primarily due to the impacts of our acquisitions, partially offset by cost reduction initiatives, including our continuing rotation to best cost manufacturing locations in Europe and initiatives focused on reducing global overhead costs.

Amortization

	Three Months Ended March 31,
	2019	2018	Favorable/ (unfavorable)

	(in millions)
Amortization	$34	$30	$(4)
Amortization expense reflects the non-cash charge related to definite-lived intangible assets. The increase in amortization during the three months ended March 31, 2019 compared to 2018 reflects the continued amortization of our definite-lived intangible assets, which resulted primarily from our acquisitions, over their estimated useful lives. Refer to Note 17. Acquisitions and Divestitures to the consolidated financial statements contained herein for further detail of our business acquisitions, including details of the intangible assets recorded in each transaction.

Restructuring

	Three Months Ended March 31,
	2019	2018	Favorable/ (unfavorable)

	(dollars in millions)
Restructuring	$26	$20	$(6)
Percentage of net sales	0.7%	0.6%
The increase in restructuring expense recorded during the three months ended March 31, 2019 as compared to the three months ended March 31, 2018 is primarily attributable to an increase in costs recognized for global overhead reductions as compared to the prior period.
The Company recorded employee-related and other restructuring charges related to these programs totaling approximately $26 million during the three months ended March 31, 2019, of which $7 million was recognized for programs focused on the continued rotation of our manufacturing footprint to best cost locations in Europe and reducing overhead costs in the region.
The Company recorded employee-related and other restructuring charges related to these programs totaling approximately $20 million during the three months ended March 31, 2018, of which $12 million was recognized for programs focused on the continued rotation of our manufacturing footprint to best cost locations in Europe and reducing overhead costs in the region.
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
Refer to Note 7. Restructuring to the consolidated financial statements contained herein for additional information.

Interest Expense

	Three Months Ended March 31,
	2019	2018	Favorable/ (unfavorable)

	(in millions)
Interest expense	$38	$34	$(4)
Refer to Note 8. Debt to the consolidated financial statements contained herein for additional information.

Other Income, Net

	Three Months Ended March 31,
	2019	2018	Favorable/ (unfavorable)

	(in millions)
Other income, net	$16	$30	$(14)
As further discussed in Note 17. Acquisitions and Divestitures to the consolidated financial statements contained herein, during the three months ended March 31, 2019, Aptiv recorded a pre-tax unrealized gain of $19 million related to increases in fair value of its equity investments without readily determinable fair values. Also, as further discussed in Note 8. Debt to the consolidated financial statements contained herein, during the three months ended March 31, 2019, Aptiv redeemed for cash the entire $650 million aggregate principal amount outstanding of the 3.15% Senior Notes, resulting in a loss on debt extinguishment of approximately $6 million.
As further discussed in Note 14. Derivatives and Hedging Activities to the consolidated financial statements contained herein, during the three months ended March 31, 2018, Aptiv recorded a gain of $11 million on forward contracts entered into in order to hedge portions of the currency risk associated with the cash payment for the acquisition of KUM. Additionally, during the three months ended March 31, 2018, Aptiv recorded $3 million for certain fees earned pursuant to the Transition Services Agreement in connection with the Separation of the Company’s former Powertrain Systems business.

Income Taxes

	Three Months Ended March 31,
	2019	2018	Favorable/ (unfavorable)

	(in millions)
Income tax expense	$33	$59	$26
The Company’s effective tax rate was impacted by favorable changes in geographic income mix in 2019 as compared to 2018, primarily due to changes in the underlying business operations and the receipt of certain tax incentives and holidays that reduced the effective tax rate for certain subsidiaries below the statutory rate during the three months ended March 31, 2019.
The Company’s effective tax rate for the three months ended March 31, 2019 also includes net discrete tax benefits of $10 million, primarily related to changes in reserves and provision to return adjustments, as further discussed in Note 11. Income Taxes to the consolidated financial statements contained herein. The effective tax rate for the three months ended March 31, 2018 includes net discrete tax benefits of $1 million, primarily related to changes in reserves, offset by provision to return adjustments.

Equity Income

	Three Months Ended March 31,
	2019	2018	Favorable/ (unfavorable)

	(in millions)
Equity income, net of tax	$3	$5	$(2)
Equity income, net of tax reflects the Company’s interest in the results of ongoing operations of entities accounted for as equity-method investments. Equity income decreased for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018, primarily attributable to the performance of our joint ventures in North America and Asia Pacific as compared to the prior period.

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
The reconciliation of Adjusted Operating Income to operating income includes, as applicable, restructuring, other acquisition and portfolio project costs (which includes costs incurred to integrate acquired businesses and to plan and execute product portfolio transformation actions, including business and product acquisitions and divestitures), asset impairments, gains (losses) on business divestitures and deferred compensation related to acquisitions. The reconciliations of Adjusted Operating Income to net income attributable to Aptiv for the three months ended March 31, 2019 and 2018 are as follows:

	Signal and Power Solutions	Advanced Safety and User Experience	Eliminations and Other	Total

	(in millions)
For the Three Months Ended March 31, 2019:
Adjusted operating income	$283	$62	$—	$345
Restructuring	(19)	(7)	—	(26)
Other acquisition and portfolio project costs	(7)	(4)	—	(11)
Deferred compensation related to nuTonomy acquisition	—	(11)	—	(11)
Operating income	$257	$40	$—	297
Interest expense				(38)
Other income, net				16
Income before income taxes and equity income				275
Income tax expense				(33)
Equity income, net of tax				3
Net income				245
Net income attributable to noncontrolling interest				5
Net income attributable to Aptiv				$240

	Signal and Power Solutions	Advanced Safety and User Experience	Eliminations and Other	Total

	(in millions)
For the Three Months Ended March 31, 2018:
Adjusted operating income	$351	$76	$—	$427
Restructuring	(18)	(2)	—	(20)
Other acquisition and portfolio project costs	(11)	(8)	—	(19)
Deferred compensation related to nuTonomy acquisition	—	(14)	—	(14)
Operating income	$322	$52	$—	374
Interest expense				(34)
Other income, net				30
Income before income taxes and equity income				370
Income tax expense				(59)
Equity income, net of tax				5
Net income				316
Net income attributable to noncontrolling interest				9
Net income attributable to Aptiv				$307

Net sales, gross margin as a percentage of net sales and Adjusted Operating Income by segment for the three months ended March 31, 2019 and 2018 are as follows:

Net Sales by Segment

	Three Months Ended March 31,			Variance Due To:
	2019	2018	Favorable/ (unfavorable)	Volume, net of contractual price reductions	FX	Commodity pass-through	Other	Total

	(in millions)			(in millions)
Signal and Power Solutions	$2,562	$2,617	$(55)	$71	$(111)	$(15)	$—	$(55)
Advanced Safety and User Experience	1,023	1,032	(9)	29	(38)	—	—	(9)
Eliminations and Other	(10)	(19)	9	8	1	—	—	9
Total	$3,575	$3,630	$(55)	$108	$(148)	$(15)	$—	$(55)

Gross Margin Percentage by Segment

	Three Months Ended March 31,
	2019	2018
Signal and Power Solutions	19.5%	21.4%
Advanced Safety and User Experience	11.1%	12.0%
Eliminations and Other	—%	—%
Total	17.1%	18.8%

Adjusted Operating Income by Segment

	Three Months Ended March 31,			Variance Due To:
	2019	2018	Favorable/ (unfavorable)	Volume, net of contractual price reductions	Operational performance	Other	Total

	(in millions)			(in millions)
Signal and Power Solutions	$283	$351	$(68)	$(59)	$4	$(13)	$(68)
Advanced Safety and User Experience	62	76	(14)	(14)	12	(12)	(14)
Eliminations and Other	—	—	—	—	—	—	—
Total	$345	$427	$(82)	$(73)	$16	$(25)	$(82)
As noted in the table above, Adjusted Operating Income for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018 was impacted by volume and contractual price reductions, including product mix, and operational performance improvements which were partially offset by incremental investment in advanced technologies and engineering, as well as the following items included within Other in the table above:

•	Unfavorable foreign currency impacts of $20 million, primarily related to the Euro and Chinese Yuan Renminbi; and

•	$18 million of increased depreciation and amortization, primarily as a result of a higher fixed asset base; partially offset by

•	$3 million of decreased warranty costs.

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
As of March 31, 2019, we had cash and cash equivalents of $0.3 billion and net debt (defined as outstanding debt less cash and cash equivalents) of $4.2 billion. We also have access to additional liquidity pursuant to the terms of the $2.0 billion Revolving Credit Facility and the €300 million committed European accounts receivable factoring facility, as described below.
The following table summarizes our available liquidity, which includes cash, cash equivalents and funds available under our significant committed credit facilities, as of March 31, 2019. The amounts disclosed as available under the Company’s significant committed credit facilities are available without violating our existing debt covenants, which are described below.

March 31, 2019

(in millions)
Cash and cash equivalents	$321
Revolving Credit Facility, unutilized portion (1)	1,825
Committed European accounts receivable factoring facility, unutilized portion (2)	2
Total available liquidity	$2,148
(1) Availability reduced by less than $1 million in letters of credit issued under the Credit Agreement as of March 31, 2019.
(2) Based on March 31, 2019 foreign currency rates, subject to the availability of eligible accounts receivable.
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
We also continue to expect to be able to move funds between different countries to manage our global liquidity needs without material adverse tax implications, subject to current monetary policies and to the terms of the Credit Agreement. While a substantial portion of our operating income is generated by our non-U.S. subsidiaries, and as of March 31, 2019, the Company’s cash and cash equivalents held by our non-U.S. subsidiaries totaled $309 million, we utilize a combination of strategies, including dividends, cash pooling arrangements, intercompany loan repayments and other distributions and advances to provide the funds necessary to meet our global liquidity needs. There are no significant restrictions on the ability of our subsidiaries to pay dividends or make other distributions to Aptiv. If additional non-U.S. cash was needed for our U.S. operations, we may be required to accrue and pay withholding if we were to distribute such funds from non-U.S. subsidiaries to the U.S.; however, based on our current liquidity needs and strategies, we do not anticipate a need to accrue and pay such additional amounts.
Based on these factors, we believe we possess sufficient liquidity to fund our global operations and capital investments in 2019 and beyond.
Share Repurchases
In April 2016, the Board of Directors authorized a share repurchase program of up to $1.5 billion of ordinary shares, which commenced in September 2016. This share repurchase program provides for share purchases in the open market or in privately negotiated transactions, depending on share price, market conditions and other factors, as determined by the Company.

A summary of the ordinary shares repurchased during the three months ended March 31, 2019 and 2018 is as follows:

	Three Months Ended March 31,
	2019	2018
Total number of shares repurchased	2,840,079	1,676,144
Average price paid per share	$79.57	$89.17
Total (in millions)	$226	$149
As of March 31, 2019, approximately $264 million of share repurchases remained available under the April 2016 share repurchase program. All repurchased shares were retired, and are reflected as a reduction of ordinary share capital for the par value of the shares, with the excess applied as reductions to additional paid-in-capital and retained earnings.
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
Acquisitions
Winchester—On October 24, 2018, Aptiv acquired 100% of the equity interests of Winchester Interconnect (“Winchester”), a leading provider of custom engineered interconnect solutions for harsh environment applications, for approximately $680 million, net of cash acquired. As further described in Note 17. Acquisitions and Divestitures to the consolidated financial statements contained herein, the acquisition was accounted for as a business combination, with the operating results of Winchester included within the Company’s Signal and Power Solutions segment from the date of acquisition. The Company acquired Winchester utilizing cash on hand and short-term borrowings.
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
Technology Investments—During the first quarter of 2019, the Company’s Advanced Safety and User Experience segment made an additional $3 million investment in Otonomo Technologies Ltd. (“Otonomo”), a connected car data marketplace developer. This investment was in addition to the Company’s $15 million investment made in the first quarter of 2017. During the fourth quarter of 2018, the Company’s Advanced Safety and User Experience segment made a $15 million investment in Affectiva, Inc., a leader in human perception artificial intelligence technology. These investments are accounted for in accordance with ASU 2016-01, as further described in Note 2. Significant Accounting Policies to the consolidated financial statements contained herein.
Credit Agreement
Aptiv PLC and its wholly-owned subsidiary Aptiv Corporation entered into a credit agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent (the “Administrative Agent”), under which it maintains senior unsecured credit facilities currently consisting of a term loan (the “Tranche A Term Loan”) and a revolving credit facility of $2.0 billion (the “Revolving Credit Facility”). The Credit Agreement was entered into in March 2011 and has been subsequently amended and restated on several occasions, most recently on August 17, 2016. The 2016 amendment extended the maturity of the Revolving Credit Facility and the Tranche A Term Loan from 2018 to 2021, increased the capacity of the Revolving Credit Facility from $1.5 billion to $2.0 billion and permitted Aptiv PLC to act as a borrower on the Revolving Credit Facility.
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
As of March 31, 2019, $175 million was outstanding under the Revolving Credit Facility and less than $1 million in letters of credit were issued under the Credit Agreement. Letters of credit issued under the Credit Agreement reduce availability under the Revolving Credit Facility. The maximum amount drawn under the Revolving Credit Facility during the three months ended March 31, 2019 was $465 million, primarily to manage intra-month working capital requirements.
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

	March 31, 2019		December 31, 2018
	LIBOR plus	ABR plus	LIBOR plus	ABR plus
Revolving Credit Facility	1.10%	0.10%	1.10%	0.10%
Tranche A Term Loan	1.25%	0.25%	1.25%	0.25%
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
The interest rate period with respect to LIBOR interest rate options can be set at one-, two-, three-, or six-months as selected by Aptiv in accordance with the terms of the Credit Agreement (or other period as may be agreed by the applicable lenders). Aptiv may elect to change the selected interest rate option in accordance with the provisions of the Credit Agreement. As of March 31, 2019, Aptiv selected the one-month LIBOR interest rate option on the Tranche A Term Loan, and the rate effective as of March 31, 2019, as detailed in the table below, was based on the Company’s current credit rating and the Applicable Rate for the Credit Agreement:

		Borrowings as of
		March 31, 2019	Rates effective as of
	Applicable Rate	(in millions)	March 31, 2019
Revolving Credit Facility	ABR plus 0.10%	$25	5.60%
Revolving Credit Facility	LIBOR plus 1.10%	$150	3.60%
Tranche A Term Loan	LIBOR plus 1.25%	$380	3.75%
Borrowings under the Credit Agreement are prepayable at Aptiv’s option without premium or penalty.
The Credit Agreement contains certain covenants that limit, among other things, the Company’s (and the Company’s subsidiaries’) ability to incur certain additional indebtedness or liens or to dispose of substantially all of its assets. In addition, the Credit Agreement requires that the Company maintain a consolidated leverage ratio (the ratio of Consolidated Total Indebtedness to Consolidated EBITDA, each as defined in the Credit Agreement) of less than 3.50 to 1.0. The Credit Agreement also contains events of default customary for financings of this type. The Company was in compliance with the Credit Agreement covenants as of March 31, 2019.
As of March 31, 2019, all obligations under the Credit Agreement were borrowed by Aptiv Corporation and jointly and severally guaranteed by its direct and indirect parent companies, subject to certain exceptions set forth in the Credit Agreement. Refer to Note 19. Supplemental Guarantor and Non-Guarantor Condensed Consolidating Financial Statements to the consolidated financial statements contained herein for additional information.
Senior Unsecured Notes
On March 3, 2014, Aptiv Corporation issued $700 million in aggregate principal amount of 4.15% senior unsecured notes due 2024 (the “2014 Senior Notes”) in a transaction registered under the Securities Act of 1933, as amended (the “Securities Act”). The 2014 Senior Notes were priced at 99.649% of par, resulting in a yield to maturity of 4.193%. The proceeds were primarily utilized to redeem $500 million of 5.875% senior unsecured notes due 2019 and to repay a portion of the Tranche A Term Loan. Aptiv paid approximately $6 million of issuance costs in connection with the 2014 Senior Notes. Interest is payable semi-annually on March 15 and September 15 of each year to holders of record at the close of business on March 1 or September 1 immediately preceding the interest payment date.
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
On November 19, 2015, Aptiv PLC issued $1.3 billion in aggregate principal amount of senior unsecured notes in a transaction registered under the Securities Act, comprised of $650 million of 3.15% senior unsecured notes due 2020 (the “3.15% Senior Notes”) and $650 million of 4.25% senior unsecured notes due 2026 (the “4.25% Senior Notes”) (collectively, the “2015 Senior Notes”). The 3.15% Senior Notes were priced at 99.784% of par, resulting in a yield to maturity of 3.197%, and the 4.25% Senior Notes were priced at 99.942% of par, resulting in a yield to maturity of 4.256%. The proceeds were primarily utilized to fund a portion of the cash consideration for the acquisition of HellermannTyton PLC and for general corporate purposes, including the payment of fees and expenses associated with the HellermannTyton PLC acquisition and the related financing transaction. Aptiv incurred approximately $8 million of issuance costs in connection with the 2015 Senior Notes. Interest on the 3.15% Senior Notes was payable semi-annually on May 19 and November 19 of each year to holders of record at the close of business on May 4 or November 4 immediately preceding the interest payment date. Interest on the 4.25% Senior Notes is payable semi-annually on January 15 and July 15 of each year to holders of record at the close of business on January 1 or July 1 immediately preceding the interest payment date. In March 2019, Aptiv redeemed for cash the entire $650 million aggregate principal amount outstanding of the 3.15% Senior Notes, financed by the proceeds received from the issuance of the 2019 Senior Notes, as defined below. As a result of the redemption of the 3.15% Senior Notes, Aptiv recognized a loss on debt extinguishment of approximately $6 million during the three months ended March 31, 2019 within other expense, net in the consolidated statement of operations.
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
On March 14, 2019, Aptiv PLC issued $650 million in aggregate principal amount of senior unsecured notes in a transaction registered under the Securities Act, comprised of $300 million of 4.35% senior unsecured notes due 2029 (the “4.35% Senior Notes”) and $350 million of 5.40% senior unsecured notes due 2049 (the “5.40% Senior Notes”) (collectively, the “2019 Senior Notes”). The 4.35% Senior Notes were priced at 99.879% of par, resulting in a yield to maturity of 4.365%, and the 5.40% Senior Notes were priced at 99.558% of par, resulting in a yield to maturity of 5.430%. The proceeds were utilized to redeem the 3.15% Senior Notes. Aptiv incurred approximately $5 million of issuance costs in connection with the 2019 Senior Notes. Interest on the 2019 Senior Notes is payable semi-annually on March 15 and September 15 of each year to holders of record at the close of business on March 1 or September 1 immediately preceding the interest payment date.
Although the specific terms of each indenture governing each series of senior notes vary, the indentures contain certain restrictive covenants, including with respect to Aptiv’s (and Aptiv’s subsidiaries) ability to incur liens, enter into sale and leaseback transactions and merge with or into other entities. As of March 31, 2019, the Company was in compliance with the provisions of all series of the outstanding senior notes.
The 2014 Senior Notes issued by Aptiv Corporation are fully and unconditionally guaranteed, jointly and severally, by Aptiv PLC and by certain of Aptiv PLC’s direct and indirect subsidiaries which are directly or indirectly 100% owned by Aptiv PLC, subject to customary release provisions (other than in the case of Aptiv PLC). The 2015 Euro-denominated Senior Notes, 4.25% Senior Notes, 2016 Euro-denominated Senior Notes, 2016 Senior Notes and 2019 Senior Notes issued by Aptiv PLC are fully and unconditionally guaranteed, jointly and severally, by certain of Aptiv PLC’s direct and indirect subsidiaries (including Aptiv Corporation), which are directly or indirectly 100% owned by Aptiv PLC, subject to customary release provisions. Refer to Note 19. Supplemental Guarantor and Non-Guarantor Condensed Consolidating Financial Statements to the consolidated financial statements contained herein for additional information.

Other Financing
Receivable factoring—Aptiv maintains a €300 million European accounts receivable factoring facility that is available on a committed basis. This facility is accounted for as short-term debt and borrowings are subject to the availability of eligible accounts receivable. Collateral is not required related to these trade accounts receivable. This program renews on a non-committed, indefinite basis unless terminated by either party. Borrowings bear interest at Euro Interbank Offered Rate (“EURIBOR”) plus 0.42% for borrowings denominated in Euros. The rate effective on amounts outstanding as of March 31, 2019 was 0.42%. As of March 31, 2019 and December 31, 2018, Aptiv had $335 million and $279 million, respectively, outstanding on the European accounts receivable factoring facility. The maximum amount drawn under the European facility during the three months ended March 31, 2019 was $335 million, primarily to manage intra-month working capital requirements.
Finance leases and other—As of March 31, 2019 and December 31, 2018, approximately $27 million and $32 million, respectively, of other debt primarily issued by certain non-U.S. subsidiaries and finance lease obligations were outstanding.
Letter of credit facilities—In addition to the letters of credit issued under the Credit Agreement, Aptiv had approximately $2 million and $2 million outstanding through other letter of credit facilities as of March 31, 2019 and December 31, 2018, respectively, primarily to support arrangements and other obligations at certain of its subsidiaries.
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
Operating activities—Net cash provided by operating activities from continuing operations totaled $84 million and $186 million for the three months ended March 31, 2019 and 2018, respectively. Cash flow from operating activities from continuing operations for the three months ended March 31, 2019 consisted primarily of net earnings of $245 million, increased by $189 million for non-cash charges for depreciation, amortization, pension costs and extinguishment of debt, partially offset by $368 million related to changes in operating assets and liabilities, net of restructuring and pension contributions. Cash flow from operating activities from continuing operations for the three months ended March 31, 2018 consisted primarily of net earnings of $316 million, increased by $166 million for non-cash charges for depreciation, amortization and pension costs, partially offset by $299 million related to changes in operating assets and liabilities, net of restructuring and pension contributions.
Investing activities—Net cash used in investing activities totaled $235 million for the three months ended March 31, 2019, as compared to $245 million for the three months ended March 31, 2018. The decrease in usage is primarily attributable to decreased capital expenditures of $8 million during the three months ended March 31, 2019 as compared to the three months ended March 31, 2018.
Financing activities—Net cash used in financing activities totaled $99 million and $205 million for the three months ended March 31, 2019 and 2018, respectively. Cash flows used in financing activities for the three months ended March 31, 2019 primarily included net proceeds of $643 million received from the issuance of the 2019 Senior Notes, which were utilized to redeem $650 million of the 3.15% Senior Notes, as well as $226 million paid to repurchase ordinary shares and $57 million of dividend payments, partially offset by $229 million in proceeds under other short-term debt agreements. Cash flows used in financing activities for the three months ended March 31, 2018 primarily included $149 million paid to repurchase ordinary shares and $59 million of dividend payments.

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

Critical Accounting Estimates
There have been no significant changes in our critical accounting estimates during the three months ended March 31, 2019.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes to the information concerning our exposures to market risk as stated in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. As described in the Form 10-K, we have currency exposures related to buying, selling and financing in currencies other than the local functional currencies in which we operate (“transactional exposure”). We also have currency exposures related to the translation of the financial statements of our non-U.S. subsidiaries that use the local currency as their functional currency into U.S. dollars, the Company’s reporting currency (“translational exposure”). As described in Note 14. Derivatives and Hedging Activities to the unaudited consolidated financial statements included in Part I, Item 1 of this report, to manage this risk the Company designates certain qualifying instruments as net investment hedges of certain non-U.S. subsidiaries. The effective portion of the gains or losses on instruments designated as net investment hedges are recognized within the cumulative translation adjustment component of OCI to offset changes in the value of the net investment in these foreign currency-denominated operations.

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
Disclosure Controls and Procedures
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the U.S. Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company maintains disclosure controls and procedures that are designed to provide reasonable assurance of achieving their objectives.
As of March 31, 2019, the Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated, for disclosure purposes, the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective to provide reasonable assurance that the desired control objectives were achieved as of March 31, 2019.
Changes in Internal Control over Financial Reporting
There were no material changes in the Company’s internal controls over financial reporting during the three months ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
We are from time to time subject to various actions, claims, suits, government investigations, and other proceedings incidental to our business, including those arising out of alleged defects, breach of contracts, competition and antitrust matters, product warranties, intellectual property matters, personal injury claims and employment-related matters. For a description of risks related to various legal proceedings and claims, see Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2018. For a description of our outstanding material legal proceedings, see Note 10. Commitments and Contingencies to the unaudited consolidated financial statements included in this report.

ITEM 1A. RISK FACTORS
There have been no material changes in risk factors for the Company in the period covered by this report. For information regarding factors that could affect the Company’s results of operations, financial condition and liquidity, see the risk factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
A summary of our ordinary shares repurchased during the three months ended March 31, 2019, is shown below:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (in millions) (3)
January 1, 2019 to January 31, 2019	—	$—	—	$2,490
February 1, 2019 to February 28, 2019	2,406,149	78.96	2,406,149	2,300
March 1, 2019 to March 31, 2019	433,930	82.92	433,930	2,264
Total	2,840,079	79.57	2,840,079

(1)	The total number of shares purchased under the plans authorized by the Board of Directors are described below.

(2)	Excluding commissions.

(3)
In January 2019, the Board of Directors authorized a share repurchase program of up to $2.0 billion. This program will commence following the completion of the previously announced share repurchase program of $1.5 billion, which was approved by the Board of Directors in April 2016. The timing of repurchases is dependent on price, market conditions and applicable regulatory requirements.

ITEM 6. EXHIBITS

Exhibit Number	Description
10.1	Form of Allocation Letter for Executives, effective 2019*
10.2	Aptiv PLC Annual Incentive Plan (as Amended and Restated Effective January 1, 2019)*
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer*
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	XBRL Instance Document# - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document#
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document#
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document#
101.LAB	XBRL Taxonomy Extension Label Linkbase Document#
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document#
* Filed herewith.
# Filed electronically with the Report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APTIV PLC

/s/ Joseph R. Massaro
By: Joseph R. Massaro
Senior Vice President and
Chief Financial Officer
Dated: May 2, 2019