Form 10-Q
period 2019-06-30
Aptiv PLC
filed 2019-07-31
CIK 1521332

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________________________________
FORM 10-Q
____________________________________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of the registrant’s ordinary shares outstanding, $0.01 par value per share as of July 26, 2019, was 256,192,757.

APTIV PLC

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
APTIV PLC
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

	(in millions, except per share amounts)
Net sales	$3,627	$3,684	$7,202	$7,314
Operating expenses:
Cost of sales	2,958	2,958	5,920	5,905
Selling, general and administrative	260	260	516	519
Amortization	43	30	77	60
Restructuring (Note 7)	31	15	57	35
Total operating expenses	3,292	3,263	6,570	6,519
Operating income	335	421	632	795
Interest expense	(43)	(36)	(81)	(70)
Other income (expense), net (Note 16)	6	(7)	22	23
Income before income taxes and equity income	298	378	573	748
Income tax expense	(31)	(83)	(64)	(142)
Income before equity income	267	295	509	606
Equity income, net of tax	4	8	7	13
Net income	271	303	516	619
Net (loss) income attributable to noncontrolling interest	(3)	12	2	21
Net income attributable to Aptiv	$274	$291	$514	$598

Basic net income per share:
Basic net income per share attributable to Aptiv	$1.07	$1.10	$1.99	$2.25
Weighted average number of basic shares outstanding	257.02	264.81	258.04	265.25

Diluted net income per share:
Diluted net income per share attributable to Aptiv	$1.07	$1.10	$1.99	$2.25
Weighted average number of diluted shares outstanding	257.26	265.48	258.40	265.96
See notes to consolidated financial statements.

APTIV PLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

	(in millions)
Net income	$271	$303	$516	$619
Other comprehensive (loss) income:
Currency translation adjustments	(20)	(193)	(19)	(132)
Net change in unrecognized (loss) gain on derivative instruments, net of tax (Note 14)	(1)	(10)	18	(33)
Employee benefit plans adjustment, net of tax	3	9	5	10
Other comprehensive (loss) income	(18)	(194)	4	(155)
Comprehensive income	253	109	520	464
Comprehensive (loss) income attributable to noncontrolling interests	(4)	4	2	17
Comprehensive income attributable to Aptiv	$257	$105	$518	$447
See notes to consolidated financial statements.

APTIV PLC
CONSOLIDATED BALANCE SHEETS

	June 30, 2019	December 31, 2018
	(Unaudited)

	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$365	$567
Restricted cash	16	1
Accounts receivable, net	2,679	2,487
Inventories (Note 3)	1,304	1,277
Other current assets (Note 4)	490	445
Total current assets	4,854	4,777
Long-term assets:
Property, net	3,248	3,179
Operating lease right-of-use assets (Note 22)	433	—
Investments in affiliates	103	99
Intangible assets, net (Note 2)	1,305	1,380
Goodwill (Note 2)	2,517	2,524
Other long-term assets (Note 4)	648	521
Total long-term assets	8,254	7,703
Total assets	$13,108	$12,480
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt (Note 8)	$517	$306
Accounts payable	2,284	2,334
Accrued liabilities (Note 5)	1,190	1,054
Total current liabilities	3,991	3,694
Long-term liabilities:
Long-term debt (Note 8)	3,997	4,038
Pension benefit obligations	439	445
Long-term operating lease liabilities (Note 22)	350	—
Other long-term liabilities (Note 5)	599	633
Total long-term liabilities	5,385	5,116
Total liabilities	9,376	8,810
Commitments and contingencies (Note 10)
Shareholders’ equity:
Preferred shares, $0.01 par value per share, 50,000,000 shares authorized, none issued and outstanding	—	—
Ordinary shares, $0.01 par value per share, 1,200,000,000 shares authorized, 256,192,757 and 259,991,022 issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	3	3
Additional paid-in-capital	1,618	1,639
Retained earnings	2,597	2,511
Accumulated other comprehensive loss (Note 13)	(699)	(694)
Total Aptiv shareholders’ equity	3,519	3,459
Noncontrolling interest	213	211
Total shareholders’ equity	3,732	3,670
Total liabilities and shareholders’ equity	$13,108	$12,480
See notes to consolidated financial statements.

APTIV PLC
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
	2019	2018

	(in millions)
Cash flows from operating activities:
Net income	$516	$619
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	284	251
Amortization	77	60
Amortization of deferred debt issuance costs	3	4
Restructuring expense, net of cash paid	(2)	(31)
Deferred income taxes	1	(11)
Pension and other postretirement benefit expenses	19	20
Income from equity method investments, net of dividends received	(4)	(13)
Loss on extinguishment of debt	6	—
Gain on sale of assets	(2)	—
Share-based compensation	36	27
Changes in operating assets and liabilities:
Accounts receivable, net	(190)	(91)
Inventories	(22)	(157)
Other assets	(137)	(74)
Accounts payable	26	145
Accrued and other long-term liabilities	31	2
Other, net	(25)	23
Pension contributions	(21)	(22)
Net cash provided by operating activities from continuing operations	596	752
Net cash used in operating activities from discontinued operations	—	(52)
Net cash provided by operating activities	596	700
Cash flows from investing activities:
Capital expenditures	(451)	(449)
Proceeds from sale of property / investments	9	6
Cost of business acquisitions, net of cash acquired	(23)	(512)
Cost of technology investments	(3)	—
Settlement of derivatives	(1)	(6)
Net cash used in investing activities	(469)	(961)
Cash flows from financing activities:
Net proceeds (repayments) under other short-term debt agreements	202	(10)
Net repayments under other long-term debt agreements	(10)	(5)
Repayment of senior notes	(654)	—
Proceeds from issuance of senior notes, net of issuance costs	641	—
Contingent consideration and deferred acquisition purchase price payments	—	(5)
Repurchase of ordinary shares	(346)	(149)
Distribution of cash dividends	(114)	(117)
Taxes withheld and paid on employees’ restricted share awards	(34)	(35)
Net cash used in financing activities	(315)	(321)
Effect of exchange rate fluctuations on cash, cash equivalents and restricted cash	1	(44)
Decrease in cash, cash equivalents and restricted cash	(187)	(626)
Cash, cash equivalents and restricted cash at beginning of the period	568	1,597
Cash, cash equivalents and restricted cash at end of the period	$381	$971
See notes to consolidated financial statements.

APTIV PLC
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)

	Ordinary Shares
	Number of Shares	Amount	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Aptiv Shareholders’ Equity	Noncontrolling Interest	Total Shareholders’ Equity

	(in millions)
Balance at January 1, 2019	260	$3	$1,639	$2,511	$(694)	$3,459	$211	$3,670
Net income	—	—	—	240	—	240	5	245
Other comprehensive income	—	—	—	—	21	21	1	22
Dividends on ordinary shares	—	—	1	(58)	—	(57)	—	(57)
Taxes withheld on employees’ restricted share award vestings	—	—	(34)	—	—	(34)	—	(34)
Repurchase of ordinary shares	(3)	—	(15)	(211)	—	(226)	—	(226)
Share-based compensation	1	—	15	—	—	15	—	15
Adjustment for recently adopted accounting pronouncements (Note 2)	—	—	—	9	(9)	—	—	—
Balance at March 31, 2019	258	$3	$1,606	$2,491	$(682)	$3,418	$217	$3,635
Net income	—	$—	$—	$274	$—	$274	$(3)	$271
Other comprehensive loss	—	—	—	—	(17)	(17)	(1)	(18)
Dividends on ordinary shares	—	—	—	(57)	—	(57)	—	(57)
Repurchase of ordinary shares	(2)	—	(9)	(111)	—	(120)	—	(120)
Share-based compensation	—	—	21	—	—	21	—	21
Balance at June 30, 2019	256	$3	$1,618	$2,597	$(699)	$3,519	$213	$3,732

	Ordinary Shares
	Number of Shares	Amount	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Aptiv Shareholders’ Equity	Noncontrolling Interest	Total Shareholders’ Equity

	(in millions)
Balance at January 1, 2018	266	$3	$1,649	$2,118	$(471)	$3,299	$218	$3,517
Net income	—	—	—	307	—	307	9	316
Other comprehensive income	—	—	—	—	35	35	4	39
Taxes withheld on employees’ restricted share award vestings	—	—	(32)	—	—	(32)	—	(32)
Repurchase of ordinary shares	(2)	—	(8)	(141)	—	(149)	—	(149)
Share-based compensation	1	—	13	—	—	13	—	13
Distribution of Delphi Technologies	—	—	—	3	—	3	—	3
Adjustment for recently adopted accounting pronouncements	—	—	—	(9)	—	(9)	—	(9)
Balance at March 31, 2018	265	$3	$1,622	$2,278	$(436)	$3,467	$231	$3,698
Net income	—	$—	$—	$291	$—	$291	$12	$303
Other comprehensive loss	—	—	—	—	(186)	(186)	(8)	(194)
Dividends on ordinary shares	—	—	—	(58)	—	(58)	—	(58)
Taxes withheld on employees’ restricted share award vestings	—	—	(3)	—	—	(3)	—	(3)
Repurchase of ordinary shares	—	—	(1)	(3)	—	(4)	—	(4)
Share-based compensation	—	—	14	—	—	14	—	14
Distribution of Delphi Technologies	—	—	—	2	—	2	—	2
Balance at June 30, 2018	265	$3	$1,632	$2,510	$(622)	$3,523	$235	$3,758
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

2. SIGNIFICANT ACCOUNTING POLICIES
Consolidation—The consolidated financial statements include the accounts of Aptiv and U.S. and non-U.S. subsidiaries in which Aptiv holds a controlling financial or management interest and variable interest entities of which Aptiv has determined that it is the primary beneficiary. Aptiv’s share of the earnings or losses of non-controlled affiliates, over which Aptiv exercises significant influence (generally a 20% to 50% ownership interest), is included in the consolidated operating results using the equity method of accounting. When Aptiv does not have the ability to exercise significant influence (generally when ownership interest is less than 20%), investments in non-consolidated affiliates without readily determinable fair values are measured at cost, less impairments, adjusted for observable price changes in orderly transactions for identical or similar investments of the same issuer. All significant intercompany transactions and balances between consolidated Aptiv businesses have been eliminated. The Company monitors its investments in affiliates for indicators of other-than-temporary declines in value on an ongoing basis. If the Company determines that such a decline has occurred, an impairment loss is recorded, which is measured as the difference between carrying value and estimated fair value. Estimated fair value is generally determined using an income approach based on discounted cash flows or negotiated transaction values.
During the three months ended June 30, 2019, Aptiv received a dividend of $3 million from one of its equity method investments. The dividends were recognized as a reduction to the investment and represented a return on investment included in cash flows from operating activities from continuing operations.
Investments in non-consolidated affiliates totaled $94 million and $72 million as of June 30, 2019 and December 31, 2018, respectively, and are classified within other long-term assets in the consolidated balance sheet.
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
Revenue recognition—Aptiv recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. Accordingly, revenue is measured based on consideration specified in a contract with a customer. Refer to Note 21. Revenue for additional information regarding the Company’s revenue recognition policies.
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
Accounts receivable—Aptiv enters into agreements to sell certain of its accounts receivable, primarily in Europe. Sales of receivables are accounted for in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 860, Transfers and Servicing (“ASC 860”). Agreements which result in true sales of the transferred receivables, as defined in ASC 860, which occur when receivables are transferred without recourse to the Company, are excluded from amounts reported in the consolidated balance sheets. Cash proceeds received from such sales are included in operating cash flows. Agreements that allow Aptiv to maintain effective control over the transferred receivables and which do not qualify as a sale, as defined in ASC 860, are accounted for as secured borrowings and recorded in the consolidated balance sheets within accounts receivable, net and short-term debt. The expenses associated with receivables factoring are recorded in the consolidated statements of operations within interest expense.
Intangible assets—Intangible assets were $1,305 million and $1,380 million as of June 30, 2019 and December 31, 2018, respectively. Aptiv amortizes definite-lived intangible assets over their estimated useful lives. Aptiv has definite-lived intangible assets related to patents and developed technology, customer relationships and trade names. Indefinite-lived in-process research and development intangible assets are not amortized, but are tested for impairment annually, or more frequently when indicators of potential impairment exist, until the completion or abandonment of the associated research and development efforts. Upon completion of the projects, the assets will be amortized over the expected economic life of the asset, which will be determined on that date. Should the project be determined to be abandoned, and if the asset developed has no alternative use, the full value of the asset will be charged to expense. The Company also has intangible assets related to acquired trade names that are classified as indefinite-lived when there are no foreseeable limits on the periods of time over which they are expected to contribute cash flows. These indefinite-lived trade name assets are tested for impairment annually, or more frequently when indicators of potential impairment exist. Costs to renew or extend the term of acquired intangible assets are recognized as expense as incurred. Amortization expense was $43 million and $77 million for the three and six months ended June 30, 2019, respectively, and $30 million and $60 million for the three and six months ended June 30, 2018, respectively, which includes the impact of intangible asset impairment charges recorded during the period.
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
The impairment test involves first qualitatively assessing goodwill for impairment. If the qualitative assessment is not met the Company then performs a quantitative assessment by first comparing the estimated fair value of each reporting unit to its carrying value, including goodwill. Fair value reflects the price a market participant would be willing to pay in a potential sale of the reporting unit. If the estimated fair value exceeds carrying value, then we conclude that no goodwill impairment has occurred. If the carrying value of the reporting unit exceeds its estimated fair value, a second step is required to measure possible goodwill impairment loss. The second step includes hypothetically valuing the tangible and intangible assets and liabilities of the reporting unit as if the reporting unit had been acquired in a business combination. Then, the implied fair value of the reporting unit’s goodwill is compared to the carrying value of that goodwill. If the carrying value of the reporting unit’s goodwill exceeds the implied fair value of the goodwill, the Company recognizes an impairment loss in an amount equal to the excess, not to exceed the carrying value. There were no indicators of potential goodwill impairment during the six months ended June 30, 2019. Goodwill was $2,517 million and $2,524 million as of June 30, 2019 and December 31, 2018, respectively.
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
Discontinued operations—The Company reports financial results for discontinued operations separately from continuing operations to distinguish the financial impact of disposal transactions from ongoing operations. Discontinued operations reporting occurs only when the disposal of a component or a group of components of the Company represents a strategic shift that will have a major effect on the Company’s operations and financial results. During the year ended December 31, 2017, the Company completed the Separation of its former Powertrain Systems segment by means of a spin-off into Delphi Technologies PLC. As a result of the spin-off, Aptiv recorded certain short-term assets and liabilities within the consolidated balance sheets as of June 30, 2018 and December 31, 2017 related to various agreements entered into in connection with the spin-off. The changes in these short-term assets and liabilities are reflected within operating activities from discontinued operations in the consolidated statement of cash flows for the six months ended June 30, 2018.
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
Restructuring—Aptiv continually evaluates alternatives to align the business with the changing needs of its customers and to lower operating costs. This includes the realignment of its existing manufacturing capacity, facility closures, or similar actions, either in the normal course of business or pursuant to significant restructuring programs. These actions may result in employees receiving voluntary or involuntary employee termination benefits, which are mainly pursuant to union or other contractual agreements or statutory requirements. Voluntary termination benefits are accrued when an employee accepts the related offer. Involuntary termination benefits are accrued upon the commitment to a termination plan and when the benefit arrangement is communicated to affected employees, or when liabilities are determined to be probable and estimable, depending on the existence of a substantive plan for severance or termination. Contract termination costs are recorded when contracts are terminated or when Aptiv ceases to use the leased facility and no longer derives economic benefit from the contract. All other exit costs are expensed as incurred. Refer to Note 7. Restructuring for additional information.
Customer concentrations—As reflected in the table below, net sales to General Motors Company (“GM”) and Volkswagen Group (“VW”), Aptiv’s two largest customers, totaled approximately 19% and 19% of our total net sales for the three and six months ended June 30, 2019, respectively, and 20% and 19% for the three and six months ended June 30, 2018, respectively.

	Percentage of Total Net Sales				Accounts and Other Receivables
	Three Months Ended June 30,		Six Months Ended June 30,		June 30, 2019	December 31, 2018
	2019	2018	2019	2018

					(in millions)
GM	10%	11%	10%	11%	$237	$169
VW	9%	9%	9%	8%	129	149

Recently adopted accounting pronouncements—Aptiv adopted Accounting Standards Update (“ASU”) 2016-02, Leases, in the first quarter of 2019 using the optional transition method. This guidance requires lessees to recognize a lease liability and a right-of-use asset for all leases, with the exception of short-term leases with terms of twelve months or less. The lease liability represents the lessee’s obligation to make lease payments arising from a lease, and is measured as the present value of the lease payments. The right-of-use asset represents the lessee’s right to use a specified asset for the lease term, and is measured at the lease liability amount, adjusted for lease prepayment, lease incentives received and the lessee’s initial direct costs. Under the optional transition method, the Company’s reporting for the comparative periods in the consolidated financial statements will continue to be in accordance with ASC Topic 840, Leases (“ASC 840”). The adoption of this guidance resulted in the recording of operating lease right-of-use assets and operating lease liabilities to the consolidated balance sheet as of January 1, 2019 and did not have a significant impact on the Company’s results of operations or cash flows.
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
Aptiv adopted ASU 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, in the first quarter of 2019. This guidance allows for the elimination of the stranded income tax effects resulting from the enactment of the Tax Cuts and Jobs Act (the “Tax Legislation”) through a reclassification from accumulated other comprehensive income (“OCI”) to retained earnings. Upon adoption, Aptiv recorded an increase to retained earnings of $9 million and a corresponding decrease to accumulated OCI during the six months ended June 30, 2019.
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

3. INVENTORIES
Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or net realizable value, including direct material costs and direct and indirect manufacturing costs. A summary of inventories is shown below:

	June 30, 2019	December 31, 2018

	(in millions)
Productive material	$733	$724
Work-in-process	108	101
Finished goods	463	452
Total	$1,304	$1,277

4. ASSETS
Other current assets consisted of the following:

	June 30, 2019	December 31, 2018

	(in millions)
Value added tax receivable	$238	$185
Prepaid insurance and other expenses	77	72
Reimbursable engineering costs	63	47
Notes receivable	20	43
Income and other taxes receivable	45	73
Deposits to vendors	5	4
Derivative financial instruments (Note 14)	15	6
Capitalized upfront fees (Note 21)	18	8
Other	9	7
Total	$490	$445

Other long-term assets consisted of the following:

	June 30, 2019	December 31, 2018

	(in millions)
Deferred income taxes, net	$148	$143
Unamortized Revolving Credit Facility debt issuance costs (Note 8)	5	6
Income and other taxes receivable	25	6
Reimbursable engineering costs	190	137
Value added tax receivable	58	38
Equity investments (Note 17)	94	72
Derivative financial instruments (Note 14)	3	2
Capitalized upfront fees (Note 21)	69	64
Other	56	53
Total	$648	$521

5. LIABILITIES
Accrued liabilities consisted of the following:

	June 30, 2019	December 31, 2018

	(in millions)
Payroll-related obligations	$264	$235
Employee benefits, including current pension obligations	64	96
Income and other taxes payable	182	187
Warranty obligations (Note 6)	30	33
Restructuring (Note 7)	75	55
Customer deposits	45	36
Derivative financial instruments (Note 14)	13	19
Accrued interest	48	42
Deferred compensation related to nuTonomy acquisition	45	31
Operating lease liabilities (Note 22)	92	—
Other	332	320
Total	$1,190	$1,054

Other long-term liabilities consisted of the following:

	June 30, 2019	December 31, 2018

	(in millions)
Environmental (Note 10)	$3	$3
Extended disability benefits	5	5
Warranty obligations (Note 6)	17	17
Restructuring (Note 7)	32	49
Payroll-related obligations	10	10
Accrued income taxes	156	201
Deferred income taxes, net	238	233
Derivative financial instruments (Note 14)	3	9
Deferred compensation related to nuTonomy acquisition	27	18
Other	108	88
Total	$599	$633

6. WARRANTY OBLIGATIONS
Expected warranty costs for products sold are recognized principally at the time of sale of the product based on an estimate of the amount that eventually will be required to settle such obligations. These accruals are based on factors such as past experience, production changes, industry developments and various other considerations. The estimated costs related to product recalls based on a formal campaign soliciting return of that product are accrued at the time an obligation becomes probable and can be reasonably estimated. These estimates are adjusted from time to time based on facts and circumstances that impact the status of existing claims. Aptiv has recognized its best estimate for its total aggregate warranty reserves, including product recall costs, across all of its operating segments as of June 30, 2019. The Company estimates the reasonably possible amount to ultimately resolve all matters in excess of the recorded reserves as of June 30, 2019 to be zero to $10 million.

The table below summarizes the activity in the product warranty liability for the six months ended June 30, 2019:

Warranty Obligations

(in millions)
Accrual balance at beginning of period	$50
Provision for estimated warranties incurred during the period	19
Changes in estimate for pre-existing warranties	2
Settlements made during the period (in cash or in kind)	(24)
Foreign currency translation and other	—
Accrual balance at end of period	$47

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
As part of Aptiv’s continued efforts to optimize its cost structure, it has undertaken several restructuring programs which include workforce reductions as well as plant closures. These programs are primarily focused on the continued rotation of our manufacturing footprint to best cost locations in Europe and on reducing global overhead costs. The Company recorded employee-related and other restructuring charges related to these programs totaling approximately $31 million and $57 million during the three and six months ended June 30, 2019, respectively, of which $17 million and $34 million, respectively, was recognized for programs implemented in the North American region, pursuant to the Company’s ongoing overhead cost reduction strategy.
During the three and six months ended June 30, 2018, Aptiv recorded employee-related and other restructuring charges totaling approximately $15 million and $35 million, respectively, of which $10 million and $22 million, respectively, was recognized for programs focused on the continued rotation of our manufacturing footprint to best cost locations in Europe and reducing overhead costs in the region.
Restructuring charges for employee separation and termination benefits are paid either over the severance period or in a lump sum in accordance with either statutory requirements or individual agreements. Aptiv incurred cash expenditures related to its restructuring programs of approximately $59 million and $66 million in the six months ended June 30, 2019 and 2018, respectively.
The following table summarizes the restructuring charges recorded for the three and six months ended June 30, 2019 and 2018 by operating segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

	(in millions)
Signal and Power Solutions	$23	$11	$42	$29
Advanced Safety and User Experience	8	4	15	6
Total	$31	$15	$57	$35

The table below summarizes the activity in the restructuring liability for the six months ended June 30, 2019:

	Employee Termination Benefits Liability	Other Exit Costs Liability	Total

	(in millions)
Accrual balance at January 1, 2019	$104	$—	$104
Provision for estimated expenses incurred during the period	57	—	57
Payments made during the period	(59)	—	(59)
Foreign currency and other	5	—	5
Accrual balance at June 30, 2019	$107	$—	$107

8. DEBT
The following is a summary of debt outstanding, net of unamortized issuance costs and discounts, as of June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018

	(in millions)
Accounts receivable factoring	$319	$279
Revolving Credit Facility	160	—
3.15%, senior notes, due 2020 (net of $0 and $1 unamortized issuance costs and $0 and $1 discount, respectively)	—	648
4.15%, senior notes, due 2024 (net of $3 and $3 unamortized issuance costs and $1 and $1 discount, respectively)	696	696
1.50%, Euro-denominated senior notes, due 2025 (net of $3 and $3 unamortized issuance costs and $2 and $3 discount, respectively)	791	795
4.25%, senior notes, due 2026 (net of $3 and $3 unamortized issuance costs, respectively)	647	647
1.60%, Euro-denominated senior notes, due 2028 (net of $3 and $3 unamortized issuance costs and $0 and $1 discount, respectively)	565	568
4.35%, senior notes, due 2029 (net of $3 and $0 unamortized issuance costs, respectively)	297	—
4.40%, senior notes, due 2046 (net of $3 and $3 unamortized issuance costs and $2 and $2 discount, respectively)	295	295
5.40%, senior notes, due 2049 (net of $4 and $0 unamortized issuance costs and $2 and $0 discount, respectively)	344	—
Tranche A Term Loan, due 2021 (net of $1 and $1 unamortized issuance costs, respectively)	374	384
Finance leases and other	26	32
Total debt	4,514	4,344
Less: current portion	(517)	(306)
Long-term debt	$3,997	$4,038

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
As of June 30, 2019, $160 million was outstanding under the Revolving Credit Facility and less than $1 million in letters of credit were issued under the Credit Agreement. Letters of credit issued under the Credit Agreement reduce availability under the Revolving Credit Facility.
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

	June 30, 2019		December 31, 2018
	LIBOR plus	ABR plus	LIBOR plus	ABR plus
Revolving Credit Facility	1.10%	0.10%	1.10%	0.10%
Tranche A Term Loan	1.25%	0.25%	1.25%	0.25%

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
The interest rate period with respect to LIBOR interest rate options can be set at one-, two-, three-, or six-months as selected by Aptiv in accordance with the terms of the Credit Agreement (or other period as may be agreed by the applicable lenders). Aptiv may elect to change the selected interest rate option in accordance with the provisions of the Credit Agreement. As of June 30, 2019, Aptiv selected the one-month LIBOR interest rate option on the Tranche A Term Loan, and the rate effective as of June 30, 2019, as detailed in the table below, was based on the Company’s current credit rating and the Applicable Rate for the Credit Agreement:

		Borrowings as of
		June 30, 2019	Rates effective as of
	Applicable Rate	(in millions)	June 30, 2019
Revolving Credit Facility	ABR plus 0.10%	$35	5.60%
Revolving Credit Facility	LIBOR plus 1.10%	$125	3.54%
Tranche A Term Loan	LIBOR plus 1.25%	$375	3.69%
Borrowings under the Credit Agreement are prepayable at Aptiv’s option without premium or penalty.
The Credit Agreement contains certain covenants that limit, among other things, the Company’s (and the Company’s subsidiaries’) ability to incur certain additional indebtedness or liens or to dispose of substantially all of its assets. In addition, the Credit Agreement requires that the Company maintain a consolidated leverage ratio (the ratio of Consolidated Total Indebtedness to Consolidated EBITDA, each as defined in the Credit Agreement) of less than 3.50 to 1.0. The Credit Agreement also contains events of default customary for financings of this type. The Company was in compliance with the Credit Agreement covenants as of June 30, 2019.
As of June 30, 2019, all obligations under the Credit Agreement were borrowed by Aptiv Corporation and jointly and severally guaranteed by its direct and indirect parent companies, subject to certain exceptions set forth in the Credit Agreement. Refer to Note 19. Supplemental Guarantor and Non-Guarantor Condensed Consolidating Financial Statements for additional information.
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
On November 19, 2015, Aptiv PLC issued $1.3 billion in aggregate principal amount of senior unsecured notes in a transaction registered under the Securities Act, comprised of $650 million of 3.15% senior unsecured notes due 2020 (the “3.15% Senior Notes”) and $650 million of 4.25% senior unsecured notes due 2026 (the “4.25% Senior Notes”) (collectively, the “2015 Senior Notes”). The 3.15% Senior Notes were priced at 99.784% of par, resulting in a yield to maturity of 3.197%, and the 4.25% Senior Notes were priced at 99.942% of par, resulting in a yield to maturity of 4.256%. The proceeds were primarily utilized to fund a portion of the cash consideration for the acquisition of HellermannTyton PLC and for general corporate purposes, including the payment of fees and expenses associated with the HellermannTyton PLC acquisition and the related financing transaction. Aptiv incurred approximately $8 million of issuance costs in connection with the 2015 Senior Notes. Interest on the 3.15% Senior Notes was payable semi-annually on May 19 and November 19 of each year to holders of record at the close of business on May 4 or November 4 immediately preceding the interest payment date. Interest on the 4.25% Senior Notes is payable semi-annually on January 15 and July 15 of each year to holders of record at the close of business on January 1 or July 1 immediately preceding the interest payment date. In March 2019, Aptiv redeemed for cash the entire $650 million aggregate principal amount outstanding of the 3.15% Senior Notes, financed by the proceeds received from the issuance of the 2019 Senior Notes, as defined below. As a result of the redemption of the 3.15% Senior Notes, Aptiv recognized a loss on debt extinguishment of approximately $6 million during the six months ended June 30, 2019 within other expense, net in the consolidated statement of operations.
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
On March 14, 2019, Aptiv PLC issued $650 million in aggregate principal amount of senior unsecured notes in a transaction registered under the Securities Act, comprised of $300 million of 4.35% senior unsecured notes due 2029 (the “4.35% Senior Notes”) and $350 million of 5.40% senior unsecured notes due 2049 (the “5.40% Senior Notes”) (collectively, the “2019 Senior Notes”). The 4.35% Senior Notes were priced at 99.879% of par, resulting in a yield to maturity of 4.365%, and the 5.40% Senior Notes were priced at 99.558% of par, resulting in a yield to maturity of 5.430%. The proceeds were utilized to redeem the 3.15% Senior Notes. Aptiv incurred approximately $7 million of issuance costs in connection with the 2019 Senior Notes. Interest on the 2019 Senior Notes is payable semi-annually on March 15 and September 15 of each year to holders of record at the close of business on March 1 or September 1 immediately preceding the interest payment date.
Although the specific terms of each indenture governing each series of senior notes vary, the indentures contain certain restrictive covenants, including with respect to Aptiv’s (and Aptiv’s subsidiaries) ability to incur liens, enter into sale and leaseback transactions and merge with or into other entities. As of June 30, 2019, the Company was in compliance with the provisions of all series of the outstanding senior notes.

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
Other Financing
Receivable factoring—Aptiv maintains a €300 million European accounts receivable factoring facility that is available on a committed basis. This facility is accounted for as short-term debt and borrowings are subject to the availability of eligible accounts receivable. Collateral is not required related to these trade accounts receivable. This program renews on a non-committed, indefinite basis unless terminated by either party. Borrowings bear interest at Euro Interbank Offered Rate (“EURIBOR”) plus 0.42% for borrowings denominated in Euros. The rate effective on amounts outstanding as of June 30, 2019 was 0.42%. As of June 30, 2019 and December 31, 2018, Aptiv had $319 million and $279 million, respectively, outstanding on the European accounts receivable factoring facility.
Finance leases and other—As of June 30, 2019 and December 31, 2018, approximately $26 million and $32 million, respectively, of other debt primarily issued by certain non-U.S. subsidiaries and finance lease obligations were outstanding.
Interest—Cash paid for interest related to debt outstanding totaled $71 million and $68 million for the six months ended June 30, 2019 and 2018, respectively.
Letter of credit facilities—In addition to the letters of credit issued under the Credit Agreement, Aptiv had approximately $2 million and $2 million outstanding through other letter of credit facilities as of June 30, 2019 and December 31, 2018, respectively, primarily to support arrangements and other obligations at certain of its subsidiaries.

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

The amounts shown below reflect the defined benefit pension expense for the three and six months ended June 30, 2019 and 2018:

	Non-U.S. Plans		U.S. Plans

	Three Months Ended June 30,
	2019	2018	2019	2018

	(in millions)
Service cost	$4	$4	$—	$—
Interest cost	7	7	—	—
Expected return on plan assets	(4)	(7)	—	—
Amortization of actuarial losses	1	3	1	1
Net periodic benefit cost	$8	$7	$1	$1

	Non-U.S. Plans		U.S. Plans

	Six Months Ended June 30,
	2019	2018	2019	2018

	(in millions)
Service cost	$9	$9	$—	$—
Interest cost	14	14	—	—
Expected return on plan assets	(9)	(13)	—	—
Curtailment loss	—	1	—	—
Amortization of actuarial losses	4	7	1	1
Net periodic benefit cost	$18	$18	$1	$1

Other postretirement benefit obligations were approximately $3 million and $3 million at June 30, 2019 and December 31, 2018, respectively.

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
Brazil Matters
Aptiv conducts business operations in Brazil that are subject to the Brazilian federal labor, social security, environmental, tax and customs laws, as well as a variety of state and local laws. While Aptiv believes it complies with such laws, they are complex, subject to varying interpretations, and the Company is often engaged in litigation with government agencies regarding the application of these laws to particular circumstances. As of June 30, 2019, the majority of claims asserted against Aptiv in Brazil relate to such litigation. The remaining claims in Brazil relate to commercial and labor litigation with private parties. As of June 30, 2019, claims totaling approximately $145 million (using June 30, 2019 foreign currency rates) have been asserted against Aptiv in Brazil. As of June 30, 2019, the Company maintains accruals for these asserted claims of $30 million (using June 30, 2019 foreign currency rates). The amounts accrued represent claims that are deemed probable of loss and are reasonably estimable based on the Company’s analyses and assessment of the asserted claims and prior experience with similar matters. While the Company believes its accruals are adequate, the final amounts required to resolve these matters could differ materially from the Company’s recorded estimates and Aptiv’s results of operations could be materially affected. The Company estimates the reasonably possible loss in excess of the amounts accrued related to these claims to be zero to $115 million.

Environmental Matters
Aptiv is subject to the requirements of U.S. federal, state, local and non-U.S. environmental and safety and health laws and regulations. As of June 30, 2019 and December 31, 2018, the undiscounted reserve for environmental investigation and remediation was approximately $4 million (of which $1 million was recorded in accrued liabilities and $3 million was recorded in other long-term liabilities) and $4 million (of which $1 million was recorded in accrued liabilities and $3 million was recorded in other long-term liabilities), respectively. Aptiv cannot ensure that environmental requirements will not change or become more stringent over time or that its eventual environmental remediation costs and liabilities will not exceed the amount of its current reserves. In the event that such liabilities were to significantly exceed the amounts recorded, Aptiv’s results of operations could be materially affected. At June 30, 2019, the difference between the recorded liabilities and the reasonably possible range of potential loss was not material.

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
The Company’s income tax expense and effective tax rate for the three and six months ended June 30, 2019 and 2018 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

	(dollars in millions)
Income tax expense	$31	$83	$64	$142
Effective tax rate	10%	22%	11%	19%

The Company’s tax rate is affected by the fact that its parent entity was a U.K. resident taxpayer and became an Irish resident taxpayer in April 2018, the tax rates in Ireland, the U.K. and other jurisdictions in which the Company operates, the relative amount of income earned by jurisdiction and the relative amount of losses or income for which no tax benefit or expense was recognized due to a valuation allowance. The Company’s effective tax rate was impacted by favorable changes in geographic income mix in 2019 as compared to 2018 primarily due to changes in the underlying business operations and the receipt of certain tax incentives and holidays that reduced the effective tax rate for certain subsidiaries below the statutory rate during the three and six months ended June 30, 2019.
The Company’s effective tax rate for the three and six months ended June 30, 2019 also includes net discrete tax benefits of $21 million and $31 million, respectively, primarily related to changes in reserves, changes in accruals for unremitted earnings and provision to return adjustments. The effective tax rate for the three and six months ended June 30, 2018 includes net discrete tax expense of $21 million and $20 million, respectively, primarily related to a change in the provisional accrual of transition tax for untaxed foreign earnings, as described below, partially offset by changes in reserves and provision to return adjustments.
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
Cash paid or withheld for income taxes was $83 million and $131 million for the six months ended June 30, 2019 and 2018, respectively.
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

Weighted Average Shares
The following table illustrates net income per share attributable to Aptiv and the weighted average shares outstanding used in calculating basic and diluted income per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

	(in millions, except per share data)
Numerator:
Net income attributable to Aptiv	$274	$291	$514	$598
Denominator:
Weighted average ordinary shares outstanding, basic	257.02	264.81	258.04	265.25
Dilutive shares related to restricted stock units (“RSUs”)	0.24	0.67	0.36	0.71
Weighted average ordinary shares outstanding, including dilutive shares	257.26	265.48	258.40	265.96

Net income per share attributable to Aptiv:
Basic	$1.07	$1.10	$1.99	$2.25
Diluted	$1.07	$1.10	$1.99	$2.25
Anti-dilutive securities share impact	—	—	—	—

Share Repurchase Programs
In April 2016, the Board of Directors authorized a share repurchase program of up to $1.5 billion of ordinary shares, which commenced in September 2016. This share repurchase program provides for share purchases in the open market or in privately negotiated transactions, depending on share price, market conditions and other factors, as determined by the Company.
A summary of the ordinary shares repurchased during the three and six months ended June 30, 2019 and 2018 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Total number of shares repurchased	1,642,598	43,568	4,482,677	1,719,712
Average price paid per share	$73.07	$91.76	$77.19	$89.24
Total (in millions)	$120	$4	$346	$153

As of June 30, 2019, approximately $144 million of share repurchases remained available under the April 2016 share repurchase program. All repurchased shares were retired, and are reflected as a reduction of ordinary share capital for the par value of the shares, with the excess applied as reductions to additional paid-in-capital and retained earnings.
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

Dividends
The Company has declared and paid cash dividends per ordinary share during the periods presented as follows:

	Dividend	Amount
	Per Share	(in millions)
2019:
Second quarter	$0.22	$57
First quarter	0.22	57
Total	$0.44	$114
2018:
Fourth quarter	$0.22	$58
Third quarter	0.22	58
Second quarter	0.22	58
First quarter	0.22	59
Total	$0.88	$233

In addition, in July 2019, the Board of Directors declared a regular quarterly cash dividend of $0.22 per ordinary share, payable August 21, 2019 to shareholders of record at the close of business on August 7, 2019.

13. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The changes in accumulated other comprehensive income (loss) attributable to Aptiv (net of tax) for the three and six months ended June 30, 2019 and 2018 are shown below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

	(in millions)
Foreign currency translation adjustments:
Balance at beginning of period	$(555)	$(312)	$(555)	$(369)
Aggregate adjustment for the period (1)	(19)	(185)	(19)	(128)
Balance at end of period	(574)	(497)	(574)	(497)

Gains (losses) on derivatives:
Balance at beginning of period	(24)	(19)	(35)	4
Other comprehensive income (loss) before reclassifications (net tax effect of $4, $4, $4 and $0)	—	(8)	16	(26)
Reclassification to income (net tax effect of $0, $0, $0 and $1)	(1)	(2)	2	(7)
Adoption of ASU 2018-02 (Note 2)	—	—	(8)	—
Balance at end of period	(25)	(29)	(25)	(29)

Pension and postretirement plans:
Balance at beginning of period	(103)	(105)	(104)	(106)
Other comprehensive income (loss) before reclassifications (net tax effect of $0, $3, $0 and $2)	1	6	1	3
Reclassification to income (net tax effect of $0, $1, $1 and $1)	2	3	4	7
Adoption of ASU 2018-02 (Note 2)	—	—	(1)	—
Balance at end of period	(100)	(96)	(100)	(96)

Accumulated other comprehensive loss, end of period	$(699)	$(622)	$(699)	$(622)

(1)
Includes losses of $15 million and gains of $8 million for the three and six months ended June 30, 2019, respectively, and gains of $90 million and $53 million for the three and six months ended June 30, 2018, respectively, related to non-derivative net investment hedges. Refer to Note 14. Derivatives and Hedging Activities for further description of these hedges.

Reclassifications from accumulated other comprehensive income (loss) to income for the three and six months ended June 30, 2019 and 2018 were as follows:

Reclassification Out of Accumulated Other Comprehensive Income (Loss)
Details About Accumulated Other Comprehensive Income Components	Three Months Ended June 30,		Six Months Ended June 30,		Affected Line Item in the Statement of Operations
	2019	2018	2019	2018

	(in millions)
Gains (losses) on derivatives:
Commodity derivatives	$(2)	$6	$(4)	$15	Cost of sales
Foreign currency derivatives	3	(4)	2	(9)	Cost of sales
	1	2	(2)	6	Income before income taxes
	—	—	—	1	Income tax expense
	1	2	(2)	7	Net income
	—	—	—	—	Net income attributable to noncontrolling interest
	$1	$2	$(2)	$7	Net income attributable to Aptiv

Pension and postretirement plans:
Actuarial losses	$(2)	$(4)	$(5)	$(8)	Other income (expense), net (1)
	(2)	(4)	(5)	(8)	Income before income taxes
	—	1	1	1	Income tax expense
	(2)	(3)	(4)	(7)	Net income
	—	—	—	—	Net income attributable to noncontrolling interest
	$(2)	$(3)	$(4)	$(7)	Net income attributable to Aptiv

Total reclassifications for the period	$(1)	$(1)	$(6)	$—

(1)	These accumulated other comprehensive loss components are included in the computation of net periodic pension cost (see Note 9. Pension Benefits for additional details).

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
As of June 30, 2019, the Company had the following outstanding notional amounts related to commodity and foreign currency forward and option contracts designated as cash flow hedges that were entered into to hedge forecasted exposures:

Commodity	Quantity Hedged	Unit of Measure	Notional Amount (Approximate USD Equivalent)

	(in thousands)		(in millions)
Copper	93,760	pounds	$250

Foreign Currency	Quantity Hedged	Unit of Measure	Notional Amount (Approximate USD Equivalent)

	(in millions)
Mexican Peso	12,574	MXN	$655
Chinese Yuan Renminbi	2,930	RMB	425
Polish Zloty	497	PLN	135
Euro	83	EUR	95
New Turkish Lira	37	TRY	5

As of June 30, 2019, Aptiv has entered into derivative instruments to hedge cash flows extending out to June 2021.
Gains and losses on derivatives qualifying as cash flow hedges are recorded in accumulated OCI, to the extent that hedges are effective, until the underlying transactions are recognized in earnings. Unrealized amounts in accumulated OCI will fluctuate based on changes in the fair value of hedge derivative contracts at each reporting period. Net losses on cash flow hedges included in accumulated OCI as of June 30, 2019 were less than $1 million (approximately $4 million, net of tax). Of this total, approximately $1 million of losses are expected to be included in cost of sales within the next 12 months and approximately $1 million of gains are expected to be included in cost of sales in subsequent periods. Cash flow hedges are discontinued when Aptiv determines it is no longer probable that the originally forecasted transactions will occur. Cash flows from derivatives used to manage commodity and foreign exchange risks designated as cash flow hedges are classified as operating activities within the consolidated statement of cash flows.
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
Since 2016, the Company has entered into a series of forward contracts, each of which have been designated as net investment hedges of the foreign currency exposure of the Company’s investments in certain Chinese Yuan Renminbi (“RMB”)-denominated subsidiaries. In December 2017, the Company entered into a forward contract with a notional amount of 1.9 billion RMB (approximately $290 million, using December 31, 2017 foreign currency rates), which matured in June 2018, and the Company paid $10 million at settlement. In June 2018, the Company entered into a forward contract with a notional amount of 486 million RMB (approximately $75 million, using June 30, 2018 foreign currency rates), which matured in December 2018 and the Company received $4 million at settlement. In December 2018, the Company entered into a forward contract with a notional amount of 570 million RMB (approximately $85 million, using December 31, 2018 foreign currency rates), which matured in March 2019 and the Company paid $2 million at settlement. In March 2019, the Company entered into a forward contract with a notional amount of 334 million RMB (approximately $50 million, using March 31, 2019 foreign currency rates), which matured in June 2019 and the Company received $1 million at settlement. In June 2019, the Company entered into a forward contract with a notional amount of 316 million RMB (approximately $45 million, using June 30, 2019 foreign currency rates), which matures in September 2019. Refer to the tables below for details of the fair value recorded in the consolidated balance sheet and the effects recorded in the consolidated statement of operations and consolidated statement of comprehensive income related to these derivative instruments.
The Company has designated the €700 million 2015 Euro-denominated Senior Notes and the €500 million 2016 Euro-denominated Senior Notes, as more fully described in Note 8. Debt, as net investment hedges of the foreign currency exposure of its investments in certain Euro-denominated subsidiaries. Due to changes in the value of the Euro-denominated debt instruments designated as net investment hedges, during the three and six months ended June 30, 2019, $15 million of losses and $8 million of gains, respectively, were recognized within the cumulative translation adjustment component of OCI. During the three and six months ended June 30, 2018, $90 million and $53 million of gains, respectively, were recognized within the cumulative translation adjustment component of OCI. Cumulative losses included in accumulated OCI on these net investment hedges were $42 million as of June 30, 2019 and $50 million as of December 31, 2018.
Derivatives Not Designated as Hedges
In certain occasions the Company enters into certain foreign currency and commodity contracts that are not designated as hedges. When hedge accounting is not applied to derivative contracts, gains and losses are recorded to other income (expense), net and cost of sales in the consolidated statement of operations.
In conjunction with the acquisition of KUM, as more fully disclosed in Note 17. Acquisitions and Divestitures, in March 2018, the Company entered into forward contracts, requiring no initial net investment, with notional amounts totaling 559 billion South Korean Won (“KRW”) (approximately $520 million using March 1, 2018 foreign currency rates) to hedge portions of the currency risk associated with the cash payment for the acquisition. Pursuant to the requirements of ASC 815, Derivatives and Hedging, the forwards did not qualify as hedges for accounting purposes, and therefore, changes in the fair value of the forwards were recognized in other income (expense), net. During the three and six months ended June 30, 2018, the change in fair value resulted in a pre-tax loss of $7 million and a pre-tax gain of $4 million, respectively, included within other income (expense), net in the consolidated statement of operations. In conjunction with the closing of the acquisition, Aptiv settled the forward contracts in the second quarter of 2018 and received $4 million, which is reflected within investing activities in the consolidated statement of cash flows.
Fair Value of Derivative Instruments in the Balance Sheet
The fair value of derivative financial instruments recorded in the consolidated balance sheets as of June 30, 2019 and December 31, 2018 are as follows:

	Asset Derivatives		Liability Derivatives		Net Amounts of Assets and (Liabilities) Presented in the Balance Sheet
	Balance Sheet Location	June 30, 2019	Balance Sheet Location	June 30, 2019	June 30, 2019

	(in millions)
Derivatives designated as cash flow hedges:
Commodity derivatives	Other current assets	$—	Accrued liabilities	$12
Foreign currency derivatives*	Other current assets	17	Other current assets	2	$15
Foreign currency derivatives*	Accrued liabilities	2	Accrued liabilities	3	(1)
Commodity derivatives	Other long-term assets	—	Other long-term liabilities	3
Foreign currency derivatives*	Other long-term assets	4	Other long-term assets	1	3
Foreign currency derivatives*	Other long-term liabilities	1	Other long-term liabilities	1	—
Total derivatives designated as hedges		$24		$22

	Asset Derivatives		Liability Derivatives		Net Amounts of Assets and (Liabilities) Presented in the Balance Sheet
	Balance Sheet Location	December 31, 2018	Balance Sheet Location	December 31, 2018	December 31, 2018

	(in millions)
Derivatives designated as cash flow hedges:
Commodity derivatives	Other current assets	$—	Accrued liabilities	$15
Foreign currency derivatives*	Other current assets	9	Other current assets	3	$6
Foreign currency derivatives*	Accrued liabilities	—	Accrued liabilities	4	(4)
Commodity derivatives	Other long-term assets	—	Other long-term liabilities	7
Foreign currency derivatives*	Other long-term assets	2	Other long-term assets	—	2
Foreign currency derivatives*	Other long-term liabilities	—	Other long-term liabilities	2	(2)
Total derivatives designated as hedges		$11		$31

*
Derivative instruments within this category are subject to master netting arrangements and are presented on a net basis in the consolidated balance sheets in accordance with accounting guidance related to the offsetting of amounts related to certain contracts.

The fair value of Aptiv’s derivative financial instruments was in a net asset position as of June 30, 2019 and a net liability position as of December 31, 2018.
Effect of Derivatives on the Statement of Operations and Statement of Comprehensive Income
The pre-tax effect of derivative financial instruments in the consolidated statement of operations and consolidated statement of comprehensive income for the three months ended June 30, 2019 is as follows:

Three Months Ended June 30, 2019	(Loss) Gain Recognized in OCI	(Loss) Gain Reclassified from OCI into Income

	(in millions)
Derivatives designated as cash flow hedges:
Commodity derivatives	$(18)	$(2)
Foreign currency derivatives	21	3
Derivatives designated as net investment hedges:
Foreign currency derivatives	1	—
Total	$4	$1

Gain Recognized in Income

(in millions)
Derivatives not designated:
Foreign currency derivatives	$1
Total	$1

The pre-tax effect of derivative financial instruments in the consolidated statement of operations and consolidated statement of comprehensive income for the three months ended June 30, 2018 is as follows:

Three Months Ended June 30, 2018	(Loss) Gain Recognized in OCI	Gain (Loss) Reclassified from OCI into Income

	(in millions)
Derivatives designated as cash flow hedges:
Commodity derivatives	$(2)	$6
Foreign currency derivatives	(19)	(4)
Derivatives designated as net investment hedges:
Foreign currency derivatives	9	—
Total	$(12)	$2

Loss Recognized in Income

(in millions)
Derivatives not designated:
Foreign currency derivatives	$(8)
Total	$(8)
The pre-tax effect of derivative financial instruments in the consolidated statement of operations and consolidated statement of comprehensive income for the six months ended June 30, 2019 is as follows:

Six Months Ended June 30, 2019	Gain (Loss) Recognized in OCI	(Loss) Gain Reclassified from OCI into Income

	(in millions)
Derivatives designated as cash flow hedges:
Commodity derivatives	$2	$(4)
Foreign currency derivatives	19	2
Derivatives designated as net investment hedges:
Foreign currency derivatives	(1)	—
Total	$20	$(2)

Gain Recognized in Income

(in millions)
Derivatives not designated:
Foreign currency derivatives	$1
Total	$1

The pre-tax effect of derivative financial instruments in the consolidated statement of operations and consolidated statement of comprehensive income for the six months ended June 30, 2018 is as follows:

Six Months Ended June 30, 2018	Loss Recognized in OCI	Gain (Loss) Reclassified from OCI into Income

	(in millions)
Derivatives designated as cash flow hedges:
Commodity derivatives	$(19)	$15
Foreign currency derivatives	(3)	(9)
Derivatives designated as net investment hedges:
Foreign currency derivatives	(4)	—
Total	$(26)	$6

Gain Recognized in Income

(in millions)
Derivatives not designated:
Foreign currency derivatives	$2
Total	$2

The gain or loss recognized in income for designated and non-designated derivative instruments was recorded to cost of sales and other income (expense), net in the consolidated statements of operations for the three and six months ended June 30, 2019 and 2018, respectively.

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
As of June 30, 2019 and December 31, 2018, Aptiv was in a net derivative asset position of $2 million and a net derivative liability position of $20 million, respectively, and no significant adjustments were recorded for nonperformance risk based on the application of peer companies’ CDS rates, evaluation of our own nonperformance risk and because Aptiv’s exposures were to counterparties with investment grade credit ratings. Refer to Note 14. Derivatives and Hedging Activities for further information regarding derivatives.
Contingent consideration—The liability for contingent consideration is estimated as of the date of the acquisition and is recorded as part of the purchase price, and is subsequently re-measured to fair value at each reporting date, based on a probability-weighted analysis using a rate that reflects the uncertainty surrounding the expected outcomes, which the Company believes is appropriate and representative of market participant assumptions. The measurement of the liability for contingent consideration is based on significant inputs that are not observable in the market, and is therefore classified as a Level 3 measurement in accordance with ASC Topic 820-10-35. Examples of utilized unobservable inputs are estimated future earnings or milestone achievements of the acquired businesses and applicable discount rates. The estimate of the liability may fluctuate if there are changes in the actual or forecasted inputs utilized or in the discount rates used to determine the present value of contingent future cash flows. The Company regularly reviews these assumptions and makes adjustments to the fair value measurements as required by facts and circumstances. As of June 30, 2019, the Company has determined that all earn-out provisions have been achieved under existing agreements.
As of June 30, 2019 and December 31, 2018, the liability for contingent consideration was $50 million (of which $16 million was classified within other current liabilities and $34 million was classified within other long-term liabilities) and $49 million (of which $16 million was classified within other current liabilities and $33 million was classified within other long-term liabilities), respectively, representing the maximum required amounts to be paid under existing agreements. Adjustments to this liability for interest accretion are recognized in interest expense, and any other changes in the fair value of this liability are recognized within other income (expense), net in the consolidated statement of operations.
The changes in the contingent consideration liability classified as a Level 3 measurement for the six months ended June 30, 2019 were as follows:

Contingent Consideration Liability

(in millions)
Fair value at beginning of period	$49
Additions	—
Payments	—
Interest accretion	1
Fair value at end of period	$50

In accordance with existing agreements, the Company was required to deposit $16 million related to the contingent consideration liability into an escrow account during the three months ended June 30, 2019. Accordingly, this amount is classified as restricted cash in the consolidated balance sheet as of June 30, 2019. The remaining portions of the contingent consideration liability are required to be deposited into the escrow account in the first quarters of 2020 and 2021, respectively, and all amounts are anticipated to be released from the escrow account in the fourth quarter of 2021.
As of June 30, 2019 and December 31, 2018, Aptiv had the following assets measured at fair value on a recurring basis:

	Total	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3

	(in millions)
As of June 30, 2019:
Foreign currency derivatives	$18	$—	$18	$—
Total	$18	$—	$18	$—
As of December 31, 2018:
Foreign currency derivatives	$8	$—	$8	$—
Total	$8	$—	$8	$—

As of June 30, 2019 and December 31, 2018, Aptiv had the following liabilities measured at fair value on a recurring basis:

	Total	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3

	(in millions)
As of June 30, 2019:
Commodity derivatives	$15	$—	$15	$—
Foreign currency derivatives	1	—	1	—
Contingent consideration	50	—	—	50
Total	$66	$—	$16	$50
As of December 31, 2018:
Commodity derivatives	$22	$—	$22	$—
Foreign currency derivatives	6	—	6	—
Contingent consideration	49	—	—	49
Total	$77	$—	$28	$49

Non-derivative financial instruments—Aptiv’s non-derivative financial instruments include cash and cash equivalents, accounts and notes receivable, accounts payable, as well as debt, which consists of its accounts receivable factoring arrangement, finance leases and other debt issued by Aptiv’s non-U.S. subsidiaries, the Revolving Credit Facility, the Tranche A Term Loan and all series of outstanding senior notes. The fair value of debt is based on quoted market prices for instruments with public market data or significant other observable inputs for instruments without a quoted public market price (Level 2). As of June 30, 2019 and December 31, 2018, total debt was recorded at $4,514 million and $4,344 million, respectively, and had estimated fair values of $4,674 million and $4,222 million, respectively. For all other financial instruments recorded at June 30, 2019 and December 31, 2018, fair value approximates book value.
Fair Value Measurements on a Nonrecurring Basis
In addition to items that are measured at fair value on a recurring basis, Aptiv also has items in its balance sheet that are measured at fair value on a nonrecurring basis. As these items are not measured at fair value on a recurring basis, they are not included in the tables above. Nonfinancial assets and liabilities that are measured at fair value on a nonrecurring basis include certain long-lived assets, equity investments, intangible assets, asset retirement obligations, share-based compensation and liabilities for exit or disposal activities measured at fair value upon initial recognition. During the three months ended June 30, 2019 and 2018, Aptiv recorded non-cash asset impairment charges totaling $2 million and $1 million, respectively, within costs of sales related to declines in the fair values of certain fixed assets. During the three months ended June 30, 2019, Aptiv recorded non-cash asset impairment charges totaling $8 million within amortization related to declines in the fair values of certain intangible assets. Fair value of long-lived and intangible assets is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved and a review of appraisals or other market indicators and management estimates. As such, Aptiv has determined that the fair value measurements of long-lived and intangible assets fall in Level 3 of the fair value hierarchy.

16. OTHER INCOME, NET
Other income (expense), net included:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

	(in millions)
Interest income	$5	$7	$8	$12
Loss on extinguishment of debt	—	—	(6)	—
Components of net periodic benefit cost other than service cost (Note 9)	(5)	(4)	(10)	(10)
Costs associated with acquisitions	—	(16)	—	(5)
Change in fair value of equity investments (Note 17)	—	—	19	—
Other, net	6	6	11	26
Other income (expense), net	$6	$(7)	$22	$23

As further discussed in Note 17. Acquisitions and Divestitures, during the six months ended June 30, 2019, Aptiv recorded a pre-tax unrealized gain of $19 million related to increases in fair value of its equity investments without readily determinable fair values. Also, as further discussed in Note 8. Debt, during the six months ended June 30, 2019, Aptiv redeemed for cash the entire $650 million aggregate principal amount outstanding of the 3.15% Senior Notes, resulting in a loss on debt extinguishment of approximately $6 million.
During the three months ended June 30, 2018, Aptiv incurred approximately $9 million in transaction costs related to the acquisition of KUM and, as further discussed in Note 14. Derivatives and Hedging Activities, recorded a loss of $7 million and a gain of $4 million during the three and six months ended June 30, 2018, respectively, on forward contracts entered into in order to hedge portions of the currency risk associated with the cash payment for the acquisition of KUM, which are reflected within Costs associated with acquisitions in the above table. Also, during the three and six months ended June 30, 2018, Aptiv recorded $3 million and $6 million, respectively, for certain fees earned pursuant to the transition services agreement in connection with the Separation of the Company's former Powertrain Systems segment.

17. ACQUISITIONS AND DIVESTITURES
Acquisition of Falmat Inc.
On May 14, 2019, Aptiv acquired 100% of the equity interests of Falmat Inc. (“Falmat”), a leading manufacturer of high performance custom cable and cable assemblies for industrial applications, for total consideration of $25 million. The results of operations of Falmat are reported within the Signal and Power Solutions segment from the date of acquisition. The Company acquired Falmat utilizing cash on hand.
The acquisition was accounted for as a business combination, with the total purchase price allocated on a preliminary basis using information available, in the second quarter of 2019. The preliminary purchase price and related allocation to the acquired net assets of Falmat based on their estimated fair values is shown below (in millions):
Assets acquired and liabilities assumed

Purchase price, cash consideration, net of cash acquired	$25

Intangible assets	$12
Other assets, net	6
Identifiable net assets acquired	18
Goodwill resulting from purchase	7
Total purchase price allocation	$25

Intangible assets primarily include amounts recognized for the fair value of customer-based assets, which will be amortized over their estimated useful lives of approximately 9 years. The estimated fair value of these assets was based on third-party valuations and management’s estimates, generally utilizing income and market approaches. Goodwill recognized in this transaction is primarily attributable to synergies expected to arise after the acquisition and the assembled workforce of Falmat, and is not deductible for tax purposes.
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
The acquisition was accounted for as a business combination, with the total purchase price allocated on a preliminary basis using information available, in the fourth quarter of 2018. Minor adjustments were recorded to the purchase price, goodwill, intangible assets and other assets, net from the amounts disclosed as of December 31, 2018. These adjustments were not significant for any period presented after the acquisition date. The preliminary purchase price and related allocation to the acquired net assets of Winchester based on their estimated fair values is shown below (in millions):
Assets acquired and liabilities assumed

Purchase price, cash consideration, net of cash acquired	$680

Property, plant and equipment	$31
Intangible assets	226
Other assets, net	26
Identifiable net assets acquired	283
Goodwill resulting from purchase	397
Total purchase price allocation	$680

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

The acquisition was accounted for as a business combination, with the total purchase price allocated on a preliminary basis using information available, in the second quarter of 2018. The purchase price and related allocation were finalized in the second quarter of 2019, and certain adjustments were recorded to other assets, net and goodwill from the amounts previously disclosed. These adjustments were not significant for any period presented after the acquisition date. The final purchase price and related allocation to the acquired net assets of KUM based on their estimated fair values is shown below (in millions):
Assets acquired and liabilities assumed

Purchase price, cash consideration, net of cash acquired	$515
Debt and pension liabilities assumed	11
Total consideration, net of cash acquired	$526

Property, plant and equipment	$121
Intangible assets	110
Other assets, net	34
Identifiable net assets acquired	265
Goodwill resulting from purchase	261
Total purchase price allocation	$526

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
Technology Investments
The Company has made technology investments in certain non-consolidated affiliates for ownership interests of less than 20%, as described in Note 2. Significant Accounting Policies. These investments do not have readily determinable fair values and are measured at cost, less impairments, adjusted for observable price changes in orderly transactions for identical or similar investments of the same issuer.
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
As of June 30, 2019, the Company had the following technology investments, which are classified within other long-term assets in the consolidated balance sheet:

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
			$94

During the six months ended June 30, 2019, the Company’s investment in Otonomo was remeasured to a fair value of $37 million, based on a subsequent round of financing observed to be for identical or similar investments of the same issuer. As a result, the Company recorded a pre-tax unrealized gain of $19 million to other income, net during the six months ended June 30, 2019.
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

A summary of RSU activity, including award grants, vesting and forfeitures is provided below:

	RSUs	Weighted Average Grant Date Fair Value
	(in thousands)
Nonvested, January 1, 2019	1,879	$81.24
Granted	973	85.78
Vested	(554)	70.79
Forfeited	(146)	85.43
Nonvested, June 30, 2019	2,152	85.70

Aptiv recognized compensation expense of $21 million ($20 million, net of tax) and $14 million ($12 million, net of tax) based on the Company’s best estimate of ultimate performance against the respective targets during the three months ended June 30, 2019 and 2018, respectively. Aptiv recognized compensation expense of $36 million ($35 million, net of tax) and $27 million ($24 million, net of tax) based on the Company’s best estimate of ultimate performance against the respective targets during the six months ended June 30, 2019 and 2018, respectively. Aptiv will continue to recognize compensation expense, based on the grant date fair value of the awards applied to the Company’s best estimate of ultimate performance against the respective targets, over the requisite vesting periods of the awards. Based on the grant date fair value of the awards and the Company’s best estimate of ultimate performance against the respective targets as of June 30, 2019, unrecognized compensation expense on a pre-tax basis of approximately $140 million is anticipated to be recognized over a weighted average period of approximately 2 years. For the six months ended June 30, 2019 and 2018, respectively, approximately $34 million and $35 million of cash was paid and reflected as a financing activity in the statements of cash flows related to the tax withholding for vested RSUs.

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
The historical presentation of the supplemental guarantor and non-guarantor condensed consolidating financial statements have been revised to be consistent with the presentation of the entities that comprise the structure of the Subsidiary Guarantors as of June 30, 2019.

Statement of Operations Three Months Ended June 30, 2019

	Parent	Subsidiary Guarantors	Subsidiary Issuer/Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated

	(in millions)
Net sales	$—	$—	$—	$3,627	$—	$3,627
Operating expenses:
Cost of sales	—	—	—	2,958	—	2,958
Selling, general and administrative	26	—	—	234	—	260
Amortization	—	—	—	43	—	43
Restructuring	—	—	—	31	—	31
Total operating expenses	26	—	—	3,266	—	3,292
Operating (loss) income	(26)	—	—	361	—	335
Interest (expense) income	(33)	(44)	(25)	(5)	64	(43)
Other income (expense), net	—	—	—	70	(64)	6
(Loss) income before income taxes and equity income	(59)	(44)	(25)	426	—	298
Income tax benefit (expense)	—	—	6	(37)	—	(31)
(Loss) income before equity income	(59)	(44)	(19)	389	—	267
Equity in net income of affiliates	—	—	—	4	—	4
Equity in net income (loss) of subsidiaries	333	131	—	—	(464)	—
Net income (loss)	274	87	(19)	393	(464)	271
Net loss attributable to noncontrolling interest	—	—	—	(3)	—	(3)
Net income (loss) attributable to Aptiv	$274	$87	$(19)	$396	$(464)	$274

Statement of Operations Six Months Ended June 30, 2019

	Parent	Subsidiary Guarantors	Subsidiary Issuer/Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated

	(in millions)
Net sales	$—	$—	$—	$7,202	$—	$7,202
Operating expenses:
Cost of sales	—	—	—	5,920	—	5,920
Selling, general and administrative	(13)	—	—	529	—	516
Amortization	—	—	—	77	—	77
Restructuring	—	—	—	57	—	57
Total operating expenses	(13)	—	—	6,583	—	6,570
Operating income	13	—	—	619	—	632
Interest (expense) income	(63)	(92)	(85)	(22)	181	(81)
Other (expense) income, net	(6)	—	36	173	(181)	22
(Loss) income before income taxes and equity income	(56)	(92)	(49)	770	—	573
Income tax benefit (expense)	—	—	11	(75)	—	(64)
(Loss) income before equity income	(56)	(92)	(38)	695	—	509
Equity in net income of affiliates	—	—	—	7	—	7
Equity in net income (loss) of subsidiaries	570	358	25	—	(953)	—
Net income (loss)	514	266	(13)	702	(953)	516
Net income attributable to noncontrolling interest	—	—	—	2	—	2
Net income (loss) attributable to Aptiv	$514	$266	$(13)	$700	$(953)	$514

Statement of Operations Three Months Ended June 30, 2018

	Parent	Subsidiary Guarantors	Subsidiary Issuer/Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated

	(in millions)
Net sales	$—	$—	$—	$3,684	$—	$3,684
Operating expenses:
Cost of sales	—	—	—	2,958	—	2,958
Selling, general and administrative	19	—	—	241	—	260
Amortization	—	—	—	30	—	30
Restructuring	—	—	—	15	—	15
Total operating expenses	19	—	—	3,244	—	3,263
Operating (loss) income	(19)	—	—	440	—	421
Interest (expense) income	(33)	(24)	(47)	(2)	70	(36)
Other income (expense), net	—	1	1	61	(70)	(7)
(Loss) income before income taxes and equity income	(52)	(23)	(46)	499	—	378
Income tax benefit (expense)	—	—	10	(93)	—	(83)
(Loss) income before equity income	(52)	(23)	(36)	406	—	295
Equity in net income of affiliates	—	—	—	8	—	8
Equity in net income (loss) of subsidiaries	343	233	(57)	—	(519)	—
Net income (loss)	291	210	(93)	414	(519)	303
Net income attributable to noncontrolling interest	—	—	—	12	—	12
Net income (loss) attributable to Aptiv	$291	$210	$(93)	$402	$(519)	$291

Statement of Operations Six Months Ended June 30, 2018

	Parent	Subsidiary Guarantors	Subsidiary Issuer/Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated

	(in millions)
Net sales	$—	$—	$—	$7,314	$—	$7,314
Operating expenses:
Cost of sales	—	—	—	5,905	—	5,905
Selling, general and administrative	15	—	—	504	—	519
Amortization	—	—	—	60	—	60
Restructuring	—	—	—	35	—	35
Total operating expenses	15	—	—	6,504	—	6,519
Operating (loss) income	(15)	—	—	810	—	795
Interest (expense) income	(94)	(31)	(90)	(3)	148	(70)
Other income (expense), net	—	1	1	169	(148)	23
(Loss) income before income taxes and equity income	(109)	(30)	(89)	976	—	748
Income tax benefit (expense)	—	—	20	(162)	—	(142)
(Loss) income before equity income	(109)	(30)	(69)	814	—	606
Equity in net income of affiliates	—	—	—	13	—	13
Equity in net income (loss) of subsidiaries	707	499	(86)	—	(1,120)	—
Net income (loss)	598	469	(155)	827	(1,120)	619
Net income attributable to noncontrolling interest	—	—	—	21	—	21
Net income (loss) attributable to Aptiv	$598	$469	$(155)	$806	$(1,120)	$598

Statement of Comprehensive Income Three Months Ended June 30, 2019

	Parent	Subsidiary Guarantors	Subsidiary Issuer/Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated

	(in millions)
Net income (loss)	$274	$87	$(19)	$393	$(464)	$271
Other comprehensive loss:
Currency translation adjustments	(15)	—	—	(5)	—	(20)
Net change in unrecognized loss on derivative instruments, net of tax	—	—	—	(1)	—	(1)
Employee benefit plans adjustment, net of tax	—	—	—	3	—	3
Other comprehensive loss	(15)	—	—	(3)	—	(18)
Equity in other comprehensive (loss) income of subsidiaries	(2)	(8)	15	—	(5)	—
Comprehensive income (loss)	257	79	(4)	390	(469)	253
Comprehensive loss attributable to noncontrolling interests	—	—	—	(4)	—	(4)
Comprehensive income (loss) attributable to Aptiv	$257	$79	$(4)	$394	$(469)	$257

Statement of Comprehensive Income Six Months Ended June 30, 2019

	Parent	Subsidiary Guarantors	Subsidiary Issuer/Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated

	(in millions)
Net income (loss)	$514	$266	$(13)	$702	$(953)	$516
Other comprehensive income (loss):
Currency translation adjustments	8	—	—	(27)	—	(19)
Net change in unrecognized gain on derivative instruments, net of tax	—	—	—	18	—	18
Employee benefit plans adjustment, net of tax	—	—	—	5	—	5
Other comprehensive income (loss)	8	—	—	(4)	—	4
Equity in other comprehensive (loss) income of subsidiaries	(4)	49	5	—	(50)	—
Comprehensive income (loss)	518	315	(8)	698	(1,003)	520
Comprehensive income attributable to noncontrolling interests	—	—	—	2	—	2
Comprehensive income (loss) attributable to Aptiv	$518	$315	$(8)	$696	$(1,003)	$518

Statement of Comprehensive Income Three Months Ended June 30, 2018

	Parent	Subsidiary Guarantors	Subsidiary Issuer/Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated

	(in millions)
Net income (loss)	$291	$210	$(93)	$414	$(519)	$303
Other comprehensive income (loss):
Currency translation adjustments	90	—	—	(283)	—	(193)
Net change in unrecognized loss on derivative instruments, net of tax	—	—	—	(10)	—	(10)
Employee benefit plans adjustment, net of tax	—	—	—	9	—	9
Other comprehensive income (loss)	90	—	—	(284)	—	(194)
Equity in other comprehensive (loss) income of subsidiaries	(276)	(113)	(20)	—	409	—
Comprehensive income (loss)	105	97	(113)	130	(110)	109
Comprehensive income attributable to noncontrolling interests	—	—	—	4	—	4
Comprehensive income (loss) attributable to Aptiv	$105	$97	$(113)	$126	$(110)	$105

Statement of Comprehensive Income Six Months Ended June 30, 2018

	Parent	Subsidiary Guarantors	Subsidiary Issuer/Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated

	(in millions)
Net income (loss)	$598	$469	$(155)	$827	$(1,120)	$619
Other comprehensive income (loss):
Currency translation adjustments	53	—	—	(185)	—	(132)
Net change in unrecognized loss on derivative instruments, net of tax	—	—	—	(33)	—	(33)
Employee benefit plans adjustment, net of tax	—	—	—	10	—	10
Other comprehensive income (loss)	53	—	—	(208)	—	(155)
Equity in other comprehensive (loss) income of subsidiaries	(204)	(102)	1	—	305	—
Comprehensive income (loss)	447	367	(154)	619	(815)	464
Comprehensive income attributable to noncontrolling interests	—	—	—	17	—	17
Comprehensive income (loss) attributable to Aptiv	$447	$367	$(154)	$602	$(815)	$447

Balance Sheet as of June 30, 2019

	Parent	Subsidiary Guarantors	Subsidiary Issuer/Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated

	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$—	$365	$—	$365
Restricted cash	—	—	—	16	—	16
Accounts receivable, net	—	—	—	2,679	—	2,679
Intercompany receivables, current	14	16	—	6,138	(6,168)	—
Inventories	—	—	—	1,304	—	1,304
Other current assets	—	—	—	490	—	490
Total current assets	14	16	—	10,992	(6,168)	4,854
Long-term assets:
Intercompany receivables, long-term	—	—	768	384	(1,152)	—
Property, net	—	—	—	3,248	—	3,248
Operating lease right-of-use assets	—	—	—	433	—	433
Investments in affiliates	—	—	—	103	—	103
Investments in subsidiaries	7,960	7,945	1,502	—	(17,407)	—
Intangible assets, net	—	—	—	3,822	—	3,822
Other long-term assets	1	—	5	642	—	648
Total long-term assets	7,961	7,945	2,275	8,632	(18,559)	8,254
Total assets	$7,975	$7,961	$2,275	$19,624	$(24,727)	$13,108
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$—	$—	$195	$322	$—	$517
Accounts payable	2	—	—	2,282	—	2,284
Intercompany payables, current	1,266	4,170	732	—	(6,168)	—
Accrued liabilities	36	—	12	1,142	—	1,190
Total current liabilities	1,304	4,170	939	3,746	(6,168)	3,991
Long-term liabilities:
Long-term debt	2,939	—	1,035	23	—	3,997
Intercompany payables, long-term	—	—	226	926	(1,152)	—
Pension benefit obligations	—	—	—	439	—	439
Long-term operating lease liabilities	—	—	—	350	—	350
Other long-term liabilities	—	—	—	599	—	599
Total long-term liabilities	2,939	—	1,261	2,337	(1,152)	5,385
Total liabilities	4,243	4,170	2,200	6,083	(7,320)	9,376
Total Aptiv shareholders’ equity	3,732	3,791	75	13,328	(17,407)	3,519
Noncontrolling interest	—	—	—	213	—	213
Total shareholders’ equity	3,732	3,791	75	13,541	(17,407)	3,732
Total liabilities and shareholders’ equity	$7,975	$7,961	$2,275	$19,624	$(24,727)	$13,108

Balance Sheet as of December 31, 2018

	Parent	Subsidiary Guarantors	Subsidiary Issuer/Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated

	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$1	$—	$—	$566	$—	$567
Restricted cash	—	—	—	1	—	1
Accounts receivable, net	—	—	—	2,487	—	2,487
Intercompany receivables, current	54	16	3,114	4,201	(7,385)	—
Inventories	—	—	—	1,277	—	1,277
Other current assets	—	—	—	445	—	445
Total current assets	55	16	3,114	8,977	(7,385)	4,777
Long-term assets:
Intercompany receivables, long-term	—	—	768	1,424	(2,192)	—
Property, net	—	—	—	3,179	—	3,179
Investments in affiliates	—	—	—	99	—	99
Investments in subsidiaries	7,392	7,860	1,568	—	(16,820)	—
Intangible assets, net	—	—	—	3,904	—	3,904
Other long-term assets	—	—	6	515	—	521
Total long-term assets	7,392	7,860	2,342	9,121	(19,012)	7,703
Total assets	$7,447	$7,876	$5,456	$18,098	$(26,397)	$12,480
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$—	$—	$25	$281	$—	$306
Accounts payable	2	—	—	2,332	—	2,334
Intercompany payables, current	791	4,479	2,115	—	(7,385)	—
Accrued liabilities	31	—	11	1,012	—	1,054
Total current liabilities	824	4,479	2,151	3,625	(7,385)	3,694
Long-term liabilities:
Long-term debt	2,953	—	1,055	30	—	4,038
Intercompany payables, long-term	—	—	1,296	896	(2,192)	—
Pension benefit obligations	—	—	—	445	—	445
Other long-term liabilities	—	—	—	633	—	633
Total long-term liabilities	2,953	—	2,351	2,004	(2,192)	5,116
Total liabilities	3,777	4,479	4,502	5,629	(9,577)	8,810
Total Aptiv shareholders’ equity	3,670	3,397	954	12,258	(16,820)	3,459
Noncontrolling interest	—	—	—	211	—	211
Total shareholders’ equity	3,670	3,397	954	12,469	(16,820)	3,670
Total liabilities and shareholders’ equity	$7,447	$7,876	$5,456	$18,098	$(26,397)	$12,480

Statement of Cash Flows for the Six Months Ended June 30, 2019

	Parent	Subsidiary Guarantors	Subsidiary Issuer/Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated

	(in millions)
Net cash (used in) provided by operating activities from continuing operations	$(2)	$—	$—	$598	$—	$596
Net cash used in operating activities from discontinued operations	—	—	—	—	—	—
Net cash (used in) provided by operating activities	(2)	—	—	598	—	596
Cash flows from investing activities:
Capital expenditures	—	—	—	(451)	—	(451)
Proceeds from sale of property / investments	—	—	—	9	—	9
Cost of business acquisitions, net of cash acquired	—	—	—	(23)	—	(23)
Cost of technology investments	—	—	—	(3)	—	(3)
Settlement of derivatives	—	—	—	(1)	—	(1)
Loans to affiliates	—	—	—	(499)	499	—
Repayments of loans from affiliates	—	—	—	175	(175)	—
Net cash (used in) provided by investing activities	—	—	—	(793)	324	(469)
Cash flows from financing activities:
Net proceeds under other short-term debt agreements	—	—	160	42	—	202
Net repayments under other long-term debt agreements	—	—	(10)	—	—	(10)
Repayment of senior notes	(654)	—	—	—	—	(654)
Proceeds from issuance of senior notes, net of issuance costs	641	—	—	—	—	641
Proceeds from borrowings from affiliates	474	—	25	—	(499)	—
Payments on borrowings from affiliates	—	—	(175)	—	175	—
Repurchase of ordinary shares	(346)	—	—	—	—	(346)
Distribution of cash dividends	(114)	—	—	—	—	(114)
Taxes withheld and paid on employees' restricted share awards	—	—	—	(34)	—	(34)
Net cash provided by (used in) financing activities	1	—	—	8	(324)	(315)
Effect of exchange rate fluctuations on cash, cash equivalents and restricted cash	—	—	—	1	—	1
Decrease in cash, cash equivalents and restricted cash	(1)	—	—	(186)	—	(187)
Cash, cash equivalents and restricted cash at beginning of the period	1	—	—	567	—	568
Cash, cash equivalents and restricted cash at end of the period	$—	$—	$—	$381	$—	$381

Statement of Cash Flows for the Six Months Ended June 30, 2018

	Parent	Subsidiary Guarantors	Subsidiary Issuer/Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated

	(in millions)
Net cash (used in) provided by operating activities from continuing operations	$(91)	$—	$—	$843	$—	$752
Net cash used in operating activities from discontinued operations	—	—	—	(52)	—	(52)
Net cash (used in) provided by operating activities	(91)	—	—	791	—	700
Cash flows from investing activities:
Capital expenditures	—	—	—	(449)	—	(449)
Proceeds from sale of property / investments	—	—	—	6	—	6
Cost of business acquisitions, net of cash acquired	—	—	—	(512)	—	(512)
Return of investment from subsidiaries	5,879	4,971	—	—	(10,850)	—
Settlement of derivatives	—	—	—	(6)	—	(6)
Loans to affiliates	—	—	—	(2,990)	2,990	—
Repayments of loans from affiliates	—	—	—	7,598	(7,598)	—
Net cash provided by (used in) investing activities	5,879	4,971	—	3,647	(15,458)	(961)
Cash flows from financing activities:
Net repayments under other short-term debt agreements	—	—	—	(10)	—	(10)
Net repayments under other long-term debt agreements	—	—	(5)	—	—	(5)
Contingent consideration and deferred acquisition purchase price payments	—	—	—	(5)	—	(5)
Proceeds from borrowings from affiliates	358	2,627	5	—	(2,990)	—
Payments on borrowings from affiliates	(5,879)	(1,719)	—	—	7,598	—
Dividends paid to affiliates	—	(5,879)	—	(4,971)	10,850	—
Repurchase of ordinary shares	(149)	—	—	—	—	(149)
Distribution of cash dividends	(117)	—	—	—	—	(117)
Taxes withheld and paid on employees' restricted share awards	—	—	—	(35)	—	(35)
Net cash (used in) provided by financing activities	(5,787)	(4,971)	—	(5,021)	15,458	(321)
Effect of exchange rate fluctuations on cash, cash equivalents and restricted cash	—	—	—	(44)	—	(44)
Increase (decrease) in cash, cash equivalents and restricted cash	1	—	—	(627)	—	(626)
Cash, cash equivalents and restricted cash at beginning of the period	1	—	—	1,596	—	1,597
Cash, cash equivalents and restricted cash at end of the period	$2	$—	$—	$969	$—	$971

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
Included below are sales and operating data for Aptiv’s segments for the three and six months ended June 30, 2019 and 2018.

	Signal and Power Solutions	Advanced Safety and User Experience	Eliminations and Other (1)	Total

	(in millions)
For the Three Months Ended June 30, 2019:
Net sales	$2,585	$1,050	$(8)	$3,627
Depreciation and amortization	$136	$52	$—	$188
Adjusted operating income	$337	$68	$—	$405
Operating income	$302	$33	$—	$335
Equity income, net of tax	$4	$—	$—	$4
Net loss attributable to noncontrolling interest	$(3)	$—	$—	$(3)

	Signal and Power Solutions	Advanced Safety and User Experience	Eliminations and Other (1)	Total

	(in millions)
For the Three Months Ended June 30, 2018:
Net sales	$2,650	$1,044	$(10)	$3,684
Depreciation and amortization	$118	$38	$—	$156
Adjusted operating income	$386	$88	$—	$474
Operating income	$357	$64	$—	$421
Equity income, net of tax	$8	$—	$—	$8
Net income attributable to noncontrolling interest	$12	$—	$—	$12

	Signal and Power Solutions	Advanced Safety and User Experience	Eliminations and Other (1)	Total

	(in millions)
For the Six Months Ended June 30, 2019:
Net sales	$5,147	$2,073	$(18)	$7,202
Depreciation and amortization	$267	$94	$—	$361
Adjusted operating income	$620	$130	$—	$750
Operating income	$559	$73	$—	$632
Equity income, net of tax	$7	$—	$—	$7
Net income attributable to noncontrolling interest	$2	$—	$—	$2

	Signal and Power Solutions	Advanced Safety and User Experience	Eliminations and Other (1)	Total

	(in millions)
For the Six Months Ended June 30, 2018:
Net sales	$5,267	$2,076	$(29)	$7,314
Depreciation and amortization	$237	$74	$—	$311
Adjusted operating income	$737	$164	$—	$901
Operating income	$679	$116	$—	$795
Equity income, net of tax	$13	$—	$—	$13
Net income attributable to noncontrolling interest	$21	$—	$—	$21

(1)	Eliminations and Other includes the elimination of inter-segment transactions.
The reconciliation of Adjusted Operating Income to operating income includes, as applicable, restructuring, other acquisition and portfolio project costs (which includes costs incurred to integrate acquired businesses and to plan and execute product portfolio transformation actions, including business and product acquisitions and divestitures), asset impairments, gains (losses) on business divestitures and deferred compensation related to acquisitions. The reconciliations of Adjusted Operating Income to net income attributable to Aptiv for the three and six months ended June 30, 2019 and 2018 are as follows:

	Signal and Power Solutions	Advanced Safety and User Experience	Eliminations and Other	Total

	(in millions)
For the Three Months Ended June 30, 2019:
Adjusted operating income	$337	$68	$—	$405
Restructuring	(23)	(8)	—	(31)
Other acquisition and portfolio project costs	(11)	(6)	—	(17)
Asset impairments	(1)	(9)	—	(10)
Deferred compensation related to nuTonomy acquisition	—	(12)	—	(12)
Operating income	$302	$33	$—	335
Interest expense				(43)
Other income, net				6
Income before income taxes and equity income				298
Income tax expense				(31)
Equity income, net of tax				4
Net income				271
Net loss attributable to noncontrolling interest				(3)
Net income attributable to Aptiv				$274

	Signal and Power Solutions	Advanced Safety and User Experience	Eliminations and Other	Total

	(in millions)
For the Three Months Ended June 30, 2018:
Adjusted operating income	$386	$88	$—	$474
Restructuring	(11)	(4)	—	(15)
Other acquisition and portfolio project costs	(17)	(5)	—	(22)
Asset impairments	(1)	—	—	(1)
Deferred compensation related to nuTonomy acquisition	—	(15)	—	(15)
Operating income	$357	$64	$—	421
Interest expense				(36)
Other expense, net				(7)
Income before income taxes and equity income				378
Income tax expense				(83)
Equity income, net of tax				8
Net income				303
Net income attributable to noncontrolling interest				12
Net income attributable to Aptiv				$291

	Signal and Power Solutions	Advanced Safety and User Experience	Eliminations and Other	Total

	(in millions)
For the Six Months Ended June 30, 2019:
Adjusted operating income	$620	$130	$—	$750
Restructuring	(42)	(15)	—	(57)
Other acquisition and portfolio project costs	(18)	(10)	—	(28)
Asset impairments	(1)	(9)	—	(10)
Deferred compensation related to nuTonomy acquisition	—	(23)	—	(23)
Operating income	$559	$73	$—	632
Interest expense				(81)
Other income, net				22
Income before income taxes and equity income				573
Income tax expense				(64)
Equity income, net of tax				7
Net income				516
Net income attributable to noncontrolling interest				2
Net income attributable to Aptiv				$514

	Signal and Power Solutions	Advanced Safety and User Experience	Eliminations and Other	Total

	(in millions)
For the Six Months Ended June 30, 2018:
Adjusted operating income	$737	$164	$—	$901
Restructuring	(29)	(6)	—	(35)
Other acquisition and portfolio project costs	(28)	(13)	—	(41)
Asset impairments	(1)	—	—	(1)
Deferred compensation related to nuTonomy acquisition	—	(29)	—	(29)
Operating income	$679	$116	$—	795
Interest expense				(70)
Other income, net				23
Income before income taxes and equity income				748
Income tax expense				(142)
Equity income, net of tax				13
Net income				619
Net income attributable to noncontrolling interest				21
Net income attributable to Aptiv				$598

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
Disaggregation of Revenue
Revenue generated from Aptiv’s operating segments is disaggregated by primary geographic market in the following tables for the three and six months ended June 30, 2019 and 2018. Information concerning geographic market reflects the manufacturing location.

For the Three Months Ended June 30, 2019:	Signal and Power Solutions	Advanced Safety and User Experience	Eliminations and Other	Total

	(in millions)
Geographic Market
North America	$1,092	$320	$—	$1,412
Europe, Middle East and Africa	770	460	(2)	1,228
Asia Pacific	654	266	(6)	914
South America	69	4	—	73
Total net sales	$2,585	$1,050	$(8)	$3,627

For the Three Months Ended June 30, 2018:	Signal and Power Solutions	Advanced Safety and User Experience	Eliminations and Other	Total

	(in millions)
Geographic Market
North America	$1,072	$344	$—	$1,416
Europe, Middle East and Africa	804	433	(4)	1,233
Asia Pacific	707	266	(6)	967
South America	67	1	—	68
Total net sales	$2,650	$1,044	$(10)	$3,684

For the Six Months Ended June 30, 2019:	Signal and Power Solutions	Advanced Safety and User Experience	Eliminations and Other	Total

	(in millions)
Geographic Market
North America	$2,188	$646	$(1)	$2,833
Europe, Middle East and Africa	1,559	903	(5)	2,457
Asia Pacific	1,276	520	(12)	1,784
South America	124	4	—	128
Total net sales	$5,147	$2,073	$(18)	$7,202

For the Six Months Ended June 30, 2018:	Signal and Power Solutions	Advanced Safety and User Experience	Eliminations and Other	Total

	(in millions)
Geographic Market
North America	$2,092	$679	$(4)	$2,767
Europe, Middle East and Africa	1,641	870	(9)	2,502
Asia Pacific	1,394	525	(16)	1,903
South America	140	2	—	142
Total net sales	$5,267	$2,076	$(29)	$7,314

Contract Balances
Consistent with the recognition of production parts revenue at a point in time as title transfers to the customer, Aptiv has no contract assets or contract liabilities balances as of June 30, 2019 or December 31, 2018.

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
Costs to Obtain a Contract
From time to time, Aptiv makes payments to customers in conjunction with ongoing business. These payments to customers are generally recognized as a reduction to revenue at the time of the commitment to make these payments. However, certain other payments to customers, or upfront fees, meet the criteria to be considered a cost to obtain a contract as they are directly attributable to a contract, are incremental and management expects the fees to be recoverable. As of June 30, 2019 and December 31, 2018, Aptiv has recorded $87 million (of which $18 million was classified within other current assets and $69 million was classified within other long-term assets) and $72 million (of which $8 million was classified within other current assets and $64 million was classified within other long-term assets), respectively, related to these capitalized upfront fees.
Capitalized upfront fees are amortized to revenue based on the transfer of goods and services to the customer for which the upfront fees relate, which typically range from three to five years. There have been no impairment losses in relation to the costs capitalized. The amount of amortization to net sales was $2 million and $1 million for the three months ended June 30, 2019 and 2018, respectively, and $5 million and $2 million for the six months ended June 30, 2019 and 2018, respectively.

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
The components of lease expense were as follows:

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019

	(in millions)
Lease cost:
Finance lease cost:
Amortization of right-of-use assets	$—	$1
Interest on lease liabilities	1	1
Total finance lease cost	1	2
Operating lease cost	27	56
Short-term lease cost	5	6
Variable lease cost	—	1
Sublease income (1)	—	—
Total lease cost	$33	$65

(1)	Sublease income excludes rental income from owned properties of $3 million and $6 million for the three and six months ended June 30, 2019, respectively, which is included in other income, net.

Supplemental cash flow and other information related to leases was as follows:

Six Months Ended June 30, 2019

(in millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for finance leases	$1
Operating cash flows for operating leases	56
Financing cash flows for finance leases	1
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$63
Finance leases	—

Supplemental balance sheet information related to leases was as follows:

June 30, 2019

(dollars in millions)
Operating leases:
Operating lease right-of-use assets	$433
Accrued liabilities (Note 5)	$92
Long-term operating lease liabilities	350
Total operating lease liabilities	$442

Finance leases:
Property and equipment	$22
Less: accumulated depreciation	(5)
Total property, net	$17
Short-term debt (Note 8)	$2
Long-term debt (Note 8)	15
Total finance lease liabilities	$17

Weighted average remaining lease term:
Operating leases	6 years
Finance leases	7 years

Weighted average discount rate:
Operating leases	3.5%
Finance leases	5.5%

Maturities of lease liabilities were as follows:

	Operating Leases	Finance Leases

	(in millions)
As of June 30, 2019:
2019 (remaining as of June 30, 2019)	$54	$2
2020	101	4
2021	88	4
2022	73	3
2023	55	3
Thereafter	125	7
Total lease payments	496	23
Less: imputed interest	(54)	(6)
Total	$442	$17

As of June 30, 2019, the Company has entered into additional operating leases, primarily for real estate, that have not yet commenced of approximately $30 million. These operating leases are anticipated to commence primarily in 2020 with lease terms of 6 to 10 years.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following management’s discussion and analysis of financial condition and results of operations (“MD&A”) is intended to help you understand the business operations and financial condition of the Company for the three and six months ended June 30, 2019. This discussion should be read in conjunction with Item 1. Financial Statements. Our MD&A is presented in eight sections:

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
Our total net sales during the three and six months ended June 30, 2019 were $3.6 billion and $7.2 billion, a decrease of 2% and 2% compared to the same periods of 2018, respectively. The decrease in our total net sales is primarily attributable to volume decreases in China, coupled with unfavorable foreign currency impacts, partially offset by volume increases in North America and Europe. However, our overall lean cost structure, along with continued above-market sales growth, has enabled us to maintain strong levels of operating income while continuing to strategically invest in the future.

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
There have also been periods of increased market volatility and currency exchange rate fluctuations, both globally and most specifically within the U.K. and Europe, as a result of the U.K. referendum in which voters approved an exit from the European Union (“E.U.”), commonly referred to as “Brexit,” scheduled to become effective on October 31, 2019, following an extension. The proposed withdrawal has created significant uncertainty about the future relationship between the U.K. and the E.U. These developments, or the perception that any of them could occur, may adversely affect European and worldwide economic and market conditions, including vehicle production, significantly reduce global market liquidity and restrict the ability of key market participants to operate in certain financial markets and could contribute to instability in global financial and foreign exchange markets, including increased volatility in interest rates and foreign exchange rates. Although we do not have a material physical presence in the U.K., with less than 1% of our workforce located in the U.K. and approximately 1% of our annual net sales generated in the U.K., the potential impacts of the impending Brexit decision could adversely impact other global economies, and in particular, the European economy, a region which accounted for approximately 34% of our total net sales for the six months ended June 30, 2019. We continue to actively monitor the ongoing potential impacts of Brexit and will seek to minimize its impact on our business through review of our existing contractual arrangements and obligations, particularly in the European region.
Key growth markets. There have been periods of increased market volatility and moderations in the level of economic growth in China, which resulted in periods of lower automotive production growth rates in China than those previously experienced, as evidenced by the significant reduction in volumes in the region during the three and six months ended June 30, 2019 as compared to the same periods of 2018. Despite these recent moderations in the level of economic growth in China, rising income levels in China and other key growth markets are expected to result in stronger growth rates in these markets over the long-term. Our strong global presence, and presence in these markets, has positioned us to experience above-market growth rates over the long-term. We continue to expand our established presence in key growth markets, positioning us to benefit from the expected long-term growth opportunities in these regions. We are capitalizing on our long-standing relationships with the global OEMs and further enhancing our positions with the key growth market OEMs to continue expanding our worldwide leadership. We continue to build upon our extensive geographic reach to capitalize on fast-growing automotive markets. We believe that our presence in best cost countries positions us to realize incremental margin improvements as the global balance of automotive production shifts towards the key growth markets.

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
Our global operations are subject to certain risks inherent in doing business abroad, including unexpected changes in laws, regulations, trade or monetary or tax fiscal policy, including tariffs, quotas, customs and other import or export restrictions and other trade barriers. For instance, the recent presidential elections and government changes in Mexico have yielded requirements that call for an increase in minimum wages at the border as well as the interior of Mexico. These or any further political or governmental developments in Mexico or other countries in which we operate could result in social, economic and labor instability. In addition, existing free trade laws and regulations, such as the North American Free Trade Agreement and its anticipated successor agreement, the United States-Mexico-Canada Agreement which remains subject to approval, provide certain beneficial duties and tariffs for qualifying imports and exports, subject to compliance with the applicable classification and other requirements. Changes in laws or policies governing the terms of foreign trade, and in particular increased trade restrictions, tariffs or taxes on imports from countries where we manufacture products, such as China and Mexico, could have a material adverse effect on our business and financial results. For instance, beginning in 2018, the U.S. and Chinese governments have imposed a series of significant incremental retaliatory tariffs to certain imported products. Most notably with respect to the automotive industry, the U.S. imposed tariffs on imports of certain steel, aluminum and automotive components, and China imposed retaliatory tariffs on imports of U.S. vehicles and certain automotive components. While these tariffs could have potentially adverse economic impacts, particularly with respect to the automotive industry and vehicle production levels, we do not anticipate a significant impact to our operations, as we have developed and implemented strategies to mitigate adverse tariff impacts, such as production localization and relocation, contract review and renegotiation and working with the appropriate governmental agencies. Further, our global footprint and regional model serves to minimize our exposure to cross-border transactions. However, the scope and duration of the imposed tariffs remain uncertain.
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
We are focused on maintaining a low fixed cost structure that provides us flexibility to remain profitable at all points of the traditional vehicle industry production cycle. As a result, approximately 96% of our hourly workforce is located in best cost countries. Furthermore, we have substantial operational flexibility by leveraging a large workforce of temporary workers, which represented approximately 14% of the hourly workforce as of June 30, 2019. However, we will continue to adjust our cost structure and optimize our manufacturing footprint in response to changes in the global and regional automotive markets and in order to increase investment in advanced technologies and engineering, as evidenced by our ongoing restructuring programs focused on the continued rotation of our manufacturing footprint to best cost locations in Europe and on reducing our global overhead costs. As we continue to operate in a cyclical industry that is impacted by movements in the global and regional economies, we continually evaluate opportunities to further refine our cost structure.
We have a strong balance sheet with gross debt of approximately $4.5 billion and substantial available liquidity of approximately $2.2 billion of cash and cash equivalents and available financing under our Revolving Credit Facility and committed European accounts receivable factoring facility as of June 30, 2019, and no significant U.S. defined benefit or workforce postretirement health care benefits and employer-paid postretirement basic life insurance benefits (“OPEB”) liabilities. We intend to maintain strong financial discipline targeting industry-leading earnings growth, cash flow generation and return on invested capital and to maintain sufficient liquidity to sustain our financial flexibility throughout the industry cycle.
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
Three and Six Months Ended June 30, 2019 versus Three and Six Months Ended June 30, 2018
The results of operations for the three and six months ended June 30, 2019 and 2018 were as follows:

	Three Months Ended June 30,					Six Months Ended June 30,
	2019		2018		Favorable/(unfavorable)	2019		2018		Favorable/(unfavorable)

	(dollars in millions)
Net sales	$3,627		$3,684		$(57)	$7,202		$7,314		$(112)
Cost of sales	2,958		2,958		—	5,920		5,905		(15)
Gross margin	669	18.4%	726	19.7%	(57)	1,282	17.8%	1,409	19.3%	(127)
Selling, general and administrative	260		260		—	516		519		3
Amortization	43		30		(13)	77		60		(17)
Restructuring	31		15		(16)	57		35		(22)
Operating income	335		421		(86)	632		795		(163)
Interest expense	(43)		(36)		(7)	(81)		(70)		(11)
Other income (expense), net	6		(7)		13	22		23		(1)
Income before income taxes and equity income	298		378		(80)	573		748		(175)
Income tax expense	(31)		(83)		52	(64)		(142)		78
Income before equity income	267		295		(28)	509		606		(97)
Equity income, net of tax	4		8		(4)	7		13		(6)
Net income	271		303		(32)	516		619		(103)
Net (loss) income attributable to noncontrolling interest	(3)		12		(15)	2		21		(19)
Net income attributable to Aptiv	$274		$291		$(17)	$514		$598		$(84)

Total Net Sales
Below is a summary of our total net sales for the three months ended June 30, 2019 versus June 30, 2018.

	Three Months Ended June 30,			Variance Due To:
	2019	2018	Favorable/(unfavorable)	Volume, net of contractual price reductions	FX	Commodity pass-through	Other	Total

	(in millions)			(in millions)
Total net sales	$3,627	$3,684	$(57)	$84	$(123)	$(18)	$—	$(57)
Total net sales for the three months ended June 30, 2019 decreased 2% compared to the three months ended June 30, 2018. We experienced volume growth of 4% for the period, which includes increased net sales of $118 million as a result of the acquisitions of KUM and Winchester in 2018, primarily as a result of increases in North America and Europe, partially offset by volume declines of approximately 4% in China as compared to the three months ended June 30, 2018. Volume growth was offset by unfavorable foreign currency impacts, primarily related to the Euro and Chinese Yuan Renminbi, and contractual price reductions. Refer to Note 17. Acquisitions and Divestitures to the consolidated financial statements contained herein for further detail of our business acquisitions.
Below is a summary of our total net sales for the six months ended June 30, 2019 versus June 30, 2018.

	Six Months Ended June 30,			Variance Due To:
	2019	2018	Favorable/(unfavorable)	Volume, net of contractual price reductions	FX	Commodity pass-through	Other	Total

	(in millions)			(in millions)
Total net sales	$7,202	$7,314	$(112)	$192	$(271)	$(33)	$—	$(112)
Total net sales for the six months ended June 30, 2019 decreased 2% compared to the six months ended June 30, 2018. We experienced volume growth of 4% for the period, which includes increased net sales of $243 million as a result of the acquisitions of KUM and Winchester in 2018, primarily as a result of increases in North America and Europe, partially offset by volume declines of approximately 6% in China as compared to the six months ended June 30, 2018. Volume growth was offset by unfavorable foreign currency impacts, primarily related to the Euro and Chinese Yuan Renminbi, and contractual price reductions. Refer to Note 17. Acquisitions and Divestitures to the consolidated financial statements contained herein for further detail of our business acquisitions.

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
Cost of sales remained consistent for the three months ended June 30, 2019 compared to the three months ended June 30, 2018, as summarized below. The Company’s material cost of sales was approximately 50% of net sales in both the three months ended June 30, 2019 and 2018.

	Three Months Ended June 30,			Variance Due To:
	2019	2018	Favorable/(unfavorable)	Volume (a)	FX	Operational performance	Other	Total

	(dollars in millions)			(in millions)
Cost of sales	$2,958	$2,958	$—	$(127)	$81	$17	$29	$—
Gross margin	$669	$726	$(57)	$(43)	$(42)	$17	$11	$(57)
Percentage of net sales	18.4%	19.7%

(a)	Presented net of contractual price reductions for gross margin variance.
Cost of sales reflects increased volumes and incremental investment in advanced technologies and engineering, partially offset by the impacts from currency exchange and operational performance improvements. Cost of sales was also impacted by the following items in Other above:

•	$18 million of decreased commodity costs; and

•	$1 million of decreased warranty costs.

Cost of sales increased $15 million for the six months ended June 30, 2019 compared to the six months ended June 30, 2018, as summarized below. The Company’s material cost of sales was approximately 50% of net sales in both the six months ended June 30, 2019 and 2018.

	Six Months Ended June 30,			Variance Due To:
	2019	2018	Favorable/(unfavorable)	Volume (a)	FX	Operational performance	Other	Total

	(dollars in millions)			(in millions)
Cost of sales	$5,920	$5,905	$(15)	$(308)	$199	$36	$58	$(15)
Gross margin	$1,282	$1,409	$(127)	$(116)	$(72)	$36	$25	$(127)
Percentage of net sales	17.8%	19.3%

(a)	Presented net of contractual price reductions for gross margin variance.
The increase in cost of sales reflects increased volumes and incremental investment in advanced technologies and engineering, partially offset by the impacts from currency exchange and operational performance improvements. Cost of sales was also impacted by the following items in Other above:

•	$33 million of decreased commodity costs; and

•	$4 million of decreased warranty costs.

Selling, General and Administrative Expense

	Three Months Ended June 30,
	2019	2018	Favorable/ (unfavorable)

	(dollars in millions)
Selling, general and administrative expense	$260	$260	$—
Percentage of net sales	7.2%	7.1%

	Six Months Ended June 30,
	2019	2018	Favorable/ (unfavorable)

	(dollars in millions)
Selling, general and administrative expense	$516	$519	$3
Percentage of net sales	7.2%	7.1%
Selling, general and administrative expense (“SG&A”) includes administrative expenses, information technology costs and incentive compensation related costs. SG&A increased as a percentage of net sales for the three and six months ended June 30, 2019 as compared to 2018, primarily due to the impacts of our acquisitions, partially offset by cost reduction initiatives, including our continuing rotation to best cost manufacturing locations in Europe and initiatives focused on reducing global overhead costs.

Amortization

	Three Months Ended June 30,
	2019	2018	Favorable/ (unfavorable)

	(in millions)
Amortization	$43	$30	$(13)

	Six Months Ended June 30,
	2019	2018	Favorable/ (unfavorable)

	(in millions)
Amortization	$77	$60	$(17)

Amortization expense reflects the non-cash charge related to definite-lived intangible assets. The increase in amortization during the three and six months ended June 30, 2019 compared to 2018 reflects $8 million of intangible asset impairment charges recorded during the three and six months ended June 30, 2019 and the continued amortization of our definite-lived intangible assets, which resulted primarily from our acquisitions, over their estimated useful lives. Refer to Note 17. Acquisitions and Divestitures to the consolidated financial statements contained herein for further detail of our business acquisitions, including details of the intangible assets recorded in each transaction.

Restructuring

	Three Months Ended June 30,
	2019	2018	Favorable/ (unfavorable)

	(dollars in millions)
Restructuring	$31	$15	$(16)
Percentage of net sales	0.9%	0.4%

	Six Months Ended June 30,
	2019	2018	Favorable/ (unfavorable)

	(dollars in millions)
Restructuring	$57	$35	$(22)
Percentage of net sales	0.8%	0.5%
The increase in restructuring expense recorded during the three and six months ended June 30, 2019 as compared to 2018 is primarily attributable to an increase in costs recognized for global overhead reductions as compared to the prior period.
The Company recorded employee-related and other restructuring charges related to these programs totaling approximately $31 million and $57 million during the three and six months ended June 30, 2019, respectively, of which $17 million and $34 million, respectively, was recognized for programs implemented in the North American region, pursuant to the Company’s ongoing overhead cost reduction strategy.
The Company recorded employee-related and other restructuring charges related to these programs totaling approximately $15 million and $35 million during the three and six months ended June 30, 2018, respectively, of which $10 million and $22 million, respectively, was recognized for programs focused on the continued rotation of our manufacturing footprint to best cost locations in Europe and reducing overhead costs in the region.
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
Refer to Note 7. Restructuring to the consolidated financial statements contained herein for additional information.

Interest Expense

	Three Months Ended June 30,
	2019	2018	Favorable/ (unfavorable)

	(in millions)
Interest expense	$43	$36	$(7)

	Six Months Ended June 30,
	2019	2018	Favorable/ (unfavorable)

	(in millions)
Interest expense	$81	$70	$(11)
The increase in interest expense during the three and six months ended June 30, 2019 compared to 2018 reflects the issuance of the 2019 Senior Notes in the first quarter of 2019, which were utilized to redeem the 3.15% Senior Notes, and increased short-term borrowings. Refer to Note 8. Debt to the consolidated financial statements contained herein for additional information.

Other Income, Net

	Three Months Ended June 30,
	2019	2018	Favorable/ (unfavorable)

	(in millions)
Other income (expense), net	$6	$(7)	$13

	Six Months Ended June 30,
	2019	2018	Favorable/ (unfavorable)

	(in millions)
Other income, net	$22	$23	$(1)
As further discussed in Note 17. Acquisitions and Divestitures to the consolidated financial statements contained herein, during the six months ended June 30, 2019, Aptiv recorded a pre-tax unrealized gain of $19 million related to increases in fair value of its equity investments without readily determinable fair values. Also, as further discussed in Note 8. Debt to the consolidated financial statements contained herein, during the six months ended June 30, 2019, Aptiv redeemed for cash the entire $650 million aggregate principal amount outstanding of the 3.15% Senior Notes, resulting in a loss on debt extinguishment of approximately $6 million. Aptiv also recorded $5 million and $8 million of interest income during the three and six months ended June 30, 2019, respectively.
During the three months ended June 30, 2018, Aptiv incurred approximately $9 million in transaction costs related to the acquisition of KUM and, as further discussed in Note 14. Derivatives and Hedging Activities to the consolidated financial statements contained herein, during the three and six months ended June 30, 2018, recorded a loss of $7 million and a gain of $4 million, respectively, on forward contracts entered into in order to hedge portions of the currency risk associated with the cash payment for the acquisition of KUM. Aptiv also recorded $7 million and $12 million of interest income during the three and six months ended June 30, 2018, respectively. Additionally, during the three and six months ended June 30, 2018, Aptiv recorded $3 million and $6 million, respectively, for certain fees earned pursuant to the Transition Services Agreement in connection with the Separation of the Company’s former Powertrain Systems business.

Income Taxes

	Three Months Ended June 30,
	2019	2018	Favorable/ (unfavorable)

	(in millions)
Income tax expense	$31	$83	$52

	Six Months Ended June 30,
	2019	2018	Favorable/ (unfavorable)

	(in millions)
Income tax expense	$64	$142	$78
The Company’s effective tax rate was impacted by favorable changes in geographic income mix in 2019 as compared to 2018, primarily due to changes in the underlying business operations and the receipt of certain tax incentives and holidays that reduced the effective tax rate for certain subsidiaries below the statutory rate during the three and six months ended June 30, 2019.
The Company’s effective tax rate for the three and six months ended June 30, 2019 also includes net discrete tax benefits of $21 million and $31 million, respectively, primarily related to changes in reserves, changes in accruals for unremitted earnings and provision to return adjustments, as further discussed in Note 11. Income Taxes to the consolidated financial statements contained herein. The effective tax rate for the three and six months ended June 30, 2018 includes net discrete tax expense of $21 million and $20 million, respectively, primarily related to a change in the provisional accrual of transition tax for untaxed foreign earnings, as further discussed in Note 11. Income Taxes to the consolidated financial statements contained herein, partially offset by changes in reserves and provision to return adjustments.

Equity Income

	Three Months Ended June 30,
	2019	2018	Favorable/ (unfavorable)

	(in millions)
Equity income, net of tax	$4	$8	$(4)

	Six Months Ended June 30,
	2019	2018	Favorable/ (unfavorable)

	(in millions)
Equity income, net of tax	$7	$13	$(6)
Equity income, net of tax reflects the Company’s interest in the results of ongoing operations of entities accounted for as equity-method investments. Equity income decreased for the three and six months ended June 30, 2019 as compared to the three and six months ended June 30, 2018, primarily attributable to the performance of our joint ventures in North America and Asia Pacific as compared to the prior period.

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
The reconciliation of Adjusted Operating Income to operating income includes, as applicable, restructuring, other acquisition and portfolio project costs (which includes costs incurred to integrate acquired businesses and to plan and execute product portfolio transformation actions, including business and product acquisitions and divestitures), asset impairments, gains (losses) on business divestitures and deferred compensation related to acquisitions. The reconciliations of Adjusted Operating Income to net income attributable to Aptiv for the three and six months ended June 30, 2019 and 2018 are as follows:

	Signal and Power Solutions	Advanced Safety and User Experience	Eliminations and Other	Total

	(in millions)
For the Three Months Ended June 30, 2019:
Adjusted operating income	$337	$68	$—	$405
Restructuring	(23)	(8)	—	(31)
Other acquisition and portfolio project costs	(11)	(6)	—	(17)
Asset impairments	(1)	(9)	—	(10)
Deferred compensation related to nuTonomy acquisition	—	(12)	—	(12)
Operating income	$302	$33	$—	335
Interest expense				(43)
Other income, net				6
Income before income taxes and equity income				298
Income tax expense				(31)
Equity income, net of tax				4
Net income				271
Net loss attributable to noncontrolling interest				(3)
Net income attributable to Aptiv				$274

	Signal and Power Solutions	Advanced Safety and User Experience	Eliminations and Other	Total

	(in millions)
For the Three Months Ended June 30, 2018:
Adjusted operating income	$386	$88	$—	$474
Restructuring	(11)	(4)	—	(15)
Other acquisition and portfolio project costs	(17)	(5)	—	(22)
Asset impairments	(1)	—	—	(1)
Deferred compensation related to nuTonomy acquisition	—	(15)	—	(15)
Operating income	$357	$64	$—	421
Interest expense				(36)
Other expense, net				(7)
Income before income taxes and equity income				378
Income tax expense				(83)
Equity income, net of tax				8
Net income				303
Net income attributable to noncontrolling interest				12
Net income attributable to Aptiv				$291

	Signal and Power Solutions	Advanced Safety and User Experience	Eliminations and Other	Total

	(in millions)
For the Six Months Ended June 30, 2019:
Adjusted operating income	$620	$130	$—	$750
Restructuring	(42)	(15)	—	(57)
Other acquisition and portfolio project costs	(18)	(10)	—	(28)
Asset impairments	(1)	(9)	—	(10)
Deferred compensation related to nuTonomy acquisition	—	(23)	—	(23)
Operating income	$559	$73	$—	632
Interest expense				(81)
Other income, net				22
Income before income taxes and equity income				573
Income tax expense				(64)
Equity income, net of tax				7
Net income				516
Net income attributable to noncontrolling interest				2
Net income attributable to Aptiv				$514

	Signal and Power Solutions	Advanced Safety and User Experience	Eliminations and Other	Total

	(in millions)
For the Six Months Ended June 30, 2018:
Adjusted operating income	$737	$164	$—	$901
Restructuring	(29)	(6)	—	(35)
Other acquisition and portfolio project costs	(28)	(13)	—	(41)
Asset impairments	(1)	—	—	(1)
Deferred compensation related to nuTonomy acquisition	—	(29)	—	(29)
Operating income	$679	$116	$—	795
Interest expense				(70)
Other income, net				23
Income before income taxes and equity income				748
Income tax expense				(142)
Equity income, net of tax				13
Net income				619
Net income attributable to noncontrolling interest				21
Net income attributable to Aptiv				$598

Net sales, gross margin as a percentage of net sales and Adjusted Operating Income by segment for the three and six months ended June 30, 2019 and 2018 are as follows:
Net Sales by Segment

	Three Months Ended June 30,			Variance Due To:
	2019	2018	Favorable/ (unfavorable)	Volume, net of contractual price reductions	FX	Commodity pass-through	Other	Total

	(in millions)			(in millions)
Signal and Power Solutions	$2,585	$2,650	$(65)	$47	$(94)	$(18)	$—	$(65)
Advanced Safety and User Experience	1,050	1,044	6	36	(30)	—	—	6
Eliminations and Other	(8)	(10)	2	1	1	—	—	2
Total	$3,627	$3,684	$(57)	$84	$(123)	$(18)	$—	$(57)

	Six Months Ended June 30,			Variance Due To:
	2019	2018	Favorable/ (unfavorable)	Volume, net of contractual price reductions	FX	Commodity pass-through	Other	Total

	(in millions)			(in millions)
Signal and Power Solutions	$5,147	$5,267	$(120)	$118	$(205)	$(33)	$—	$(120)
Advanced Safety and User Experience	2,073	2,076	(3)	65	(68)	—	—	(3)
Eliminations and Other	(18)	(29)	11	9	2	—	—	11
Total	$7,202	$7,314	$(112)	$192	$(271)	$(33)	$—	$(112)

Gross Margin Percentage by Segment

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Signal and Power Solutions	21.4%	22.3%	20.4%	21.8%
Advanced Safety and User Experience	11.1%	12.9%	11.1%	12.5%
Eliminations and Other	—%	—%	—%	—%
Total	18.4%	19.7%	17.8%	19.3%

Adjusted Operating Income by Segment

	Three Months Ended June 30,			Variance Due To:
	2019	2018	Favorable/ (unfavorable)	Volume, net of contractual price reductions	Operational performance	Other	Total

	(in millions)			(in millions)
Signal and Power Solutions	$337	$386	$(49)	$(42)	$12	$(19)	$(49)
Advanced Safety and User Experience	68	88	(20)	(1)	2	(21)	(20)
Eliminations and Other	—	—	—	—	—	—	—
Total	$405	$474	$(69)	$(43)	$14	$(40)	$(69)
As noted in the table above, Adjusted Operating Income for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018 was impacted by volume and contractual price reductions, including product mix, and operational performance improvements which were partially offset by incremental investment in advanced technologies and engineering, as well as the following items included within Other in the table above:

•	Unfavorable foreign currency impacts of $34 million, primarily related to the Euro and Chinese Yuan Renminbi; and

•	$23 million of increased depreciation and amortization, not including the impact of asset impairments, primarily as a result of a higher fixed asset base.

	Six Months Ended June 30,			Variance Due To:
	2019	2018	Favorable/ (unfavorable)	Volume, net of contractual price reductions	Operational performance	Other	Total

	(in millions)			(in millions)
Signal and Power Solutions	$620	$737	$(117)	$(101)	$16	$(32)	$(117)
Advanced Safety and User Experience	130	164	(34)	(15)	14	(33)	(34)
Eliminations and Other	—	—	—	—	—	—	—
Total	$750	$901	$(151)	$(116)	$30	$(65)	$(151)
As noted in the table above, Adjusted Operating Income for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018 was impacted by volume and contractual price reductions, including product mix, and operational performance improvements which were partially offset by incremental investment in advanced technologies and engineering, as well as the following items included within Other in the table above:

•	Unfavorable foreign currency impacts of $54 million, primarily related to the Euro and Chinese Yuan Renminbi; and

•	$41 million of increased depreciation and amortization, not including the impact of asset impairments, primarily as a result of a higher fixed asset base; partially offset by

•	$4 million of decreased warranty costs.

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
As of June 30, 2019, we had cash and cash equivalents of $0.4 billion and net debt (defined as outstanding debt less cash and cash equivalents) of $4.1 billion. We also have access to additional liquidity pursuant to the terms of the $2.0 billion Revolving Credit Facility and the €300 million committed European accounts receivable factoring facility, as described below.
The following table summarizes our available liquidity, which includes cash, cash equivalents and funds available under our significant committed credit facilities, as of June 30, 2019. The amounts disclosed as available under the Company’s significant committed credit facilities are available without violating our existing debt covenants, which are described below.

June 30, 2019

(in millions)
Cash and cash equivalents	$365
Revolving Credit Facility, unutilized portion (1)	1,840
Committed European accounts receivable factoring facility, unutilized portion (2)	22
Total available liquidity	$2,227
(1) Availability reduced by less than $1 million in letters of credit issued under the Credit Agreement as of June 30, 2019.
(2) Based on June 30, 2019 foreign currency rates, subject to the availability of eligible accounts receivable.
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
We also continue to expect to be able to move funds between different countries to manage our global liquidity needs without material adverse tax implications, subject to current monetary policies and the terms of the Credit Agreement. While a substantial portion of our operating income is generated by our non-U.S. subsidiaries, and as of June 30, 2019, the Company’s cash and cash equivalents held by our non-U.S. subsidiaries totaled $357 million, we utilize a combination of strategies, including dividends, cash pooling arrangements, intercompany loan repayments and other distributions and advances to provide the funds necessary to meet our global liquidity needs. There are no significant restrictions on the ability of our subsidiaries to pay dividends or make other distributions to Aptiv. If additional non-U.S. cash was needed for our U.S. operations, we may be required to accrue and pay withholding if we were to distribute such funds from non-U.S. subsidiaries to the U.S.; however, based on our current liquidity needs and strategies, we do not anticipate a need to accrue and pay such additional amounts.
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

A summary of the ordinary shares repurchased during the three and six months ended June 30, 2019 and 2018 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Total number of shares repurchased	1,642,598	43,568	4,482,677	1,719,712
Average price paid per share	$73.07	$91.76	$77.19	$89.24
Total (in millions)	$120	$4	$346	$153
As of June 30, 2019, approximately $144 million of share repurchases remained available under the April 2016 share repurchase program. All repurchased shares were retired, and are reflected as a reduction of ordinary share capital for the par value of the shares, with the excess applied as reductions to additional paid-in-capital and retained earnings.
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
Acquisitions
Falmat—On May 14, 2019, Aptiv acquired 100% of the equity interests of Falmat Inc. (“Falmat”), a leading manufacturer of high performance custom cable and cable assemblies for industrial applications, for total consideration of $25 million. As further described in Note 17. Acquisitions and Divestitures to the consolidated financial statements contained herein, the acquisition was accounted for as a business combination, with the operating results of Falmat included within the Company’s Signal and Power Solutions segment from the date of acquisition. The Company acquired Falmat utilizing cash on hand.
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
As of June 30, 2019, $160 million was outstanding under the Revolving Credit Facility and less than $1 million in letters of credit were issued under the Credit Agreement. Letters of credit issued under the Credit Agreement reduce availability under the Revolving Credit Facility. The maximum amount drawn under the Revolving Credit Facility during the six months ended June 30, 2019 was $465 million, primarily to manage intra-month working capital requirements.
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

	June 30, 2019		December 31, 2018
	LIBOR plus	ABR plus	LIBOR plus	ABR plus
Revolving Credit Facility	1.10%	0.10%	1.10%	0.10%
Tranche A Term Loan	1.25%	0.25%	1.25%	0.25%
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
The interest rate period with respect to LIBOR interest rate options can be set at one-, two-, three-, or six-months as selected by Aptiv in accordance with the terms of the Credit Agreement (or other period as may be agreed by the applicable lenders). Aptiv may elect to change the selected interest rate option in accordance with the provisions of the Credit Agreement. As of June 30, 2019, Aptiv selected the one-month LIBOR interest rate option on the Tranche A Term Loan, and the rate effective as of June 30, 2019, as detailed in the table below, was based on the Company’s current credit rating and the Applicable Rate for the Credit Agreement:

		Borrowings as of
		June 30, 2019	Rates effective as of
	Applicable Rate	(in millions)	June 30, 2019
Revolving Credit Facility	ABR plus 0.10%	$35	5.60%
Revolving Credit Facility	LIBOR plus 1.10%	$125	3.54%
Tranche A Term Loan	LIBOR plus 1.25%	$375	3.69%
Borrowings under the Credit Agreement are prepayable at Aptiv’s option without premium or penalty.
The Credit Agreement contains certain covenants that limit, among other things, the Company’s (and the Company’s subsidiaries’) ability to incur certain additional indebtedness or liens or to dispose of substantially all of its assets. In addition, the Credit Agreement requires that the Company maintain a consolidated leverage ratio (the ratio of Consolidated Total Indebtedness to Consolidated EBITDA, each as defined in the Credit Agreement) of less than 3.50 to 1.0. The Credit Agreement also contains events of default customary for financings of this type. The Company was in compliance with the Credit Agreement covenants as of June 30, 2019.
As of June 30, 2019, all obligations under the Credit Agreement were borrowed by Aptiv Corporation and jointly and severally guaranteed by its direct and indirect parent companies, subject to certain exceptions set forth in the Credit Agreement. Refer to Note 19. Supplemental Guarantor and Non-Guarantor Condensed Consolidating Financial Statements to the consolidated financial statements contained herein for additional information.
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
On November 19, 2015, Aptiv PLC issued $1.3 billion in aggregate principal amount of senior unsecured notes in a transaction registered under the Securities Act, comprised of $650 million of 3.15% senior unsecured notes due 2020 (the “3.15% Senior Notes”) and $650 million of 4.25% senior unsecured notes due 2026 (the “4.25% Senior Notes”) (collectively, the “2015 Senior Notes”). The 3.15% Senior Notes were priced at 99.784% of par, resulting in a yield to maturity of 3.197%, and the 4.25% Senior Notes were priced at 99.942% of par, resulting in a yield to maturity of 4.256%. The proceeds were primarily utilized to fund a portion of the cash consideration for the acquisition of HellermannTyton PLC and for general corporate purposes, including the payment of fees and expenses associated with the HellermannTyton PLC acquisition and the related financing transaction. Aptiv incurred approximately $8 million of issuance costs in connection with the 2015 Senior Notes. Interest on the 3.15% Senior Notes was payable semi-annually on May 19 and November 19 of each year to holders of record at the close of business on May 4 or November 4 immediately preceding the interest payment date. Interest on the 4.25% Senior Notes is payable semi-annually on January 15 and July 15 of each year to holders of record at the close of business on January 1 or July 1 immediately preceding the interest payment date. In March 2019, Aptiv redeemed for cash the entire $650 million aggregate principal amount outstanding of the 3.15% Senior Notes, financed by the proceeds received from the issuance of the 2019 Senior Notes, as defined below. As a result of the redemption of the 3.15% Senior Notes, Aptiv recognized a loss on debt extinguishment of approximately $6 million during the six months ended June 30, 2019 within other expense, net in the consolidated statement of operations.
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
On March 14, 2019, Aptiv PLC issued $650 million in aggregate principal amount of senior unsecured notes in a transaction registered under the Securities Act, comprised of $300 million of 4.35% senior unsecured notes due 2029 (the “4.35% Senior Notes”) and $350 million of 5.40% senior unsecured notes due 2049 (the “5.40% Senior Notes”) (collectively, the “2019 Senior Notes”). The 4.35% Senior Notes were priced at 99.879% of par, resulting in a yield to maturity of 4.365%, and the 5.40% Senior Notes were priced at 99.558% of par, resulting in a yield to maturity of 5.430%. The proceeds were utilized to redeem the 3.15% Senior Notes. Aptiv incurred approximately $7 million of issuance costs in connection with the 2019 Senior Notes. Interest on the 2019 Senior Notes is payable semi-annually on March 15 and September 15 of each year to holders of record at the close of business on March 1 or September 1 immediately preceding the interest payment date.
Although the specific terms of each indenture governing each series of senior notes vary, the indentures contain certain restrictive covenants, including with respect to Aptiv’s (and Aptiv’s subsidiaries) ability to incur liens, enter into sale and leaseback transactions and merge with or into other entities. As of June 30, 2019, the Company was in compliance with the provisions of all series of the outstanding senior notes.

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
Other Financing
Receivable factoring—Aptiv maintains a €300 million European accounts receivable factoring facility that is available on a committed basis. This facility is accounted for as short-term debt and borrowings are subject to the availability of eligible accounts receivable. Collateral is not required related to these trade accounts receivable. This program renews on a non-committed, indefinite basis unless terminated by either party. Borrowings bear interest at Euro Interbank Offered Rate (“EURIBOR”) plus 0.42% for borrowings denominated in Euros. The rate effective on amounts outstanding as of June 30, 2019 was 0.42%. As of June 30, 2019 and December 31, 2018, Aptiv had $319 million and $279 million, respectively, outstanding on the European accounts receivable factoring facility. The maximum amount drawn under the European facility during the six months ended June 30, 2019 was $335 million, primarily to manage intra-month working capital requirements.
Finance leases and other—As of June 30, 2019 and December 31, 2018, approximately $26 million and $32 million, respectively, of other debt primarily issued by certain non-U.S. subsidiaries and finance lease obligations were outstanding.
Letter of credit facilities—In addition to the letters of credit issued under the Credit Agreement, Aptiv had approximately $2 million and $2 million outstanding through other letter of credit facilities as of June 30, 2019 and December 31, 2018, respectively, primarily to support arrangements and other obligations at certain of its subsidiaries.
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
Operating activities—Net cash provided by operating activities from continuing operations totaled $596 million and $752 million for the six months ended June 30, 2019 and 2018, respectively. Cash flow from operating activities from continuing operations for the six months ended June 30, 2019 consisted primarily of net earnings of $516 million, increased by $386 million for non-cash charges for depreciation, amortization, pension costs and extinguishment of debt, partially offset by $340 million related to changes in operating assets and liabilities, net of restructuring and pension contributions. Cash flow from operating activities from continuing operations for the six months ended June 30, 2018 consisted primarily of net earnings of $619 million, increased by $331 million for non-cash charges for depreciation, amortization and pension costs, partially offset by $205 million related to changes in operating assets and liabilities, net of restructuring and pension contributions.
Investing activities—Net cash used in investing activities totaled $469 million for the six months ended June 30, 2019, as compared to $961 million for the six months ended June 30, 2018. The decrease in usage is primarily attributable to the $26 million paid for business acquisitions and technology investments during the six months ended June 30, 2019, as compared to the $512 million paid for business acquisitions during the six months ended June 30, 2018.
Financing activities—Net cash used in financing activities totaled $315 million and $321 million for the six months ended June 30, 2019 and 2018, respectively. Cash flows used in financing activities for the six months ended June 30, 2019 primarily included net proceeds of $641 million received from the issuance of the 2019 Senior Notes, which were utilized to redeem $650 million of the 3.15% Senior Notes, as well as $346 million paid to repurchase ordinary shares and $114 million of dividend payments, partially offset by $202 million in proceeds under other short-term debt agreements. Cash flows used in financing activities for the six months ended June 30, 2018 primarily included $149 million paid to repurchase ordinary shares, $117 million of dividend payments and $5 million of contingent consideration payments.

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
Critical Accounting Estimates
There have been no significant changes in our critical accounting estimates during the three and six months ended June 30, 2019.

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
As of June 30, 2019, the Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated, for disclosure purposes, the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective to provide reasonable assurance that the desired control objectives were achieved as of June 30, 2019.
Changes in Internal Control over Financial Reporting
There were no material changes in the Company’s internal controls over financial reporting during the six months ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
A summary of our ordinary shares repurchased during the three months ended June 30, 2019, is shown below:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (in millions) (3)
April 1, 2019 to April 30, 2019	—	$—	—	$2,264
May 1, 2019 to May 31, 2019	1,642,598	73.07	1,642,598	2,144
June 1, 2019 to June 30, 2019	—	—	—	2,144
Total	1,642,598	73.07	1,642,598

(1)	The total number of shares purchased under the plans authorized by the Board of Directors are described below.

(2)	Excluding commissions.

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
Dated: July 31, 2019