Form 10-Q
period 2019-09-30
Aptiv PLC
filed 2019-10-30
CIK 1521332

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________________________________
FORM 10-Q
____________________________________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of the registrant’s ordinary shares outstanding, $0.01 par value per share as of October 25, 2019, was 255,288,084.

APTIV PLC

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
APTIV PLC
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

	(in millions, except per share amounts)
Net sales	$3,559	$3,485	$10,761	$10,799
Operating expenses:
Cost of sales	2,882	2,834	8,802	8,739
Selling, general and administrative	262	232	778	751
Amortization	34	31	111	91
Restructuring (Note 7)	61	65	118	100
Total operating expenses	3,239	3,162	9,809	9,681
Operating income	320	323	952	1,118
Interest expense	(42)	(34)	(123)	(104)
Other income, net (Note 16)	7	4	29	27
Income before income taxes and equity income	285	293	858	1,041
Income tax expense	(38)	(66)	(102)	(208)
Income before equity income	247	227	756	833
Equity income, net of tax	5	4	12	17
Net income	252	231	768	850
Net income attributable to noncontrolling interest	6	9	8	30
Net income attributable to Aptiv	$246	$222	$760	$820

Basic net income per share:
Basic net income per share attributable to Aptiv	$0.96	$0.84	$2.95	$3.09
Weighted average number of basic shares outstanding	255.89	264.56	257.32	265.02

Diluted net income per share:
Diluted net income per share attributable to Aptiv	$0.96	$0.84	$2.95	$3.09
Weighted average number of diluted shares outstanding	256.44	265.33	257.74	265.74
See notes to consolidated financial statements.

APTIV PLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

	(in millions)
Net income	$252	$231	$768	$850
Other comprehensive loss:
Currency translation adjustments	(110)	(36)	(129)	(168)
Net change in unrecognized (loss) gain on derivative instruments, net of tax (Note 14)	(5)	14	13	(19)
Employee benefit plans adjustment, net of tax	5	2	10	12
Other comprehensive loss	(110)	(20)	(106)	(175)
Comprehensive income	142	211	662	675
Comprehensive income attributable to noncontrolling interests	3	5	5	22
Comprehensive income attributable to Aptiv	$139	$206	$657	$653
See notes to consolidated financial statements.

APTIV PLC
CONSOLIDATED BALANCE SHEETS

	September 30, 2019	December 31, 2018
	(Unaudited)

	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$341	$567
Restricted cash	16	1
Accounts receivable, net	2,661	2,487
Inventories (Note 3)	1,345	1,277
Other current assets (Note 4)	497	445
Assets held for sale (Note 17)	525	—
Total current assets	5,385	4,777
Long-term assets:
Property, net	3,145	3,179
Operating lease right-of-use assets (Note 22)	411	—
Investments in affiliates	105	99
Intangible assets, net (Note 2)	1,128	1,380
Goodwill (Note 2)	2,136	2,524
Other long-term assets (Note 4)	629	521
Total long-term assets	7,554	7,703
Total assets	$12,939	$12,480
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt (Note 8)	$444	$306
Accounts payable	2,232	2,334
Accrued liabilities (Note 5)	1,167	1,054
Liabilities held for sale (Note 17)	32	—
Total current liabilities	3,875	3,694
Long-term liabilities:
Long-term debt (Note 8)	3,939	4,038
Pension benefit obligations	422	445
Long-term operating lease liabilities (Note 22)	329	—
Other long-term liabilities (Note 5)	593	633
Total long-term liabilities	5,283	5,116
Total liabilities	9,158	8,810
Commitments and contingencies (Note 10)
Shareholders’ equity:
Preferred shares, $0.01 par value per share, 50,000,000 shares authorized, none issued and outstanding	—	—
Ordinary shares, $0.01 par value per share, 1,200,000,000 shares authorized, 255,654,873 and 259,991,022 issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	3	3
Additional paid-in-capital	1,623	1,639
Retained earnings	2,745	2,511
Accumulated other comprehensive loss (Note 13)	(806)	(694)
Total Aptiv shareholders’ equity	3,565	3,459
Noncontrolling interest	216	211
Total shareholders’ equity	3,781	3,670
Total liabilities and shareholders’ equity	$12,939	$12,480
See notes to consolidated financial statements.

APTIV PLC
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
	2019	2018

	(in millions)
Cash flows from operating activities:
Net income	$768	$850
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	428	383
Amortization	111	91
Amortization of deferred debt issuance costs	4	5
Restructuring expense, net of cash paid	31	(2)
Deferred income taxes	14	(73)
Pension and other postretirement benefit expenses	29	29
Income from equity method investments, net of dividends received	(9)	(9)
Loss on extinguishment of debt	6	—
Gain on sale of assets	(2)	—
Share-based compensation	43	33
Changes in operating assets and liabilities:
Accounts receivable, net	(173)	(128)
Inventories	(63)	(250)
Other assets	(140)	(110)
Accounts payable	(19)	78
Accrued and other long-term liabilities	(21)	86
Other, net	(56)	(58)
Pension contributions	(30)	(35)
Net cash provided by operating activities from continuing operations	921	890
Net cash used in operating activities from discontinued operations	—	(19)
Net cash provided by operating activities	921	871
Cash flows from investing activities:
Capital expenditures	(619)	(661)
Proceeds from sale of property / investments	13	10
Cost of business acquisitions, net of cash acquired	(23)	(512)
Cost of technology investments	(4)	—
Settlement of derivatives	1	(6)
Net cash used in investing activities	(632)	(1,169)
Cash flows from financing activities:
Net proceeds (repayments) under other short-term debt agreements	133	(11)
Repayments under other long-term debt agreements	(15)	(8)
Repayment of senior notes	(654)	—
Proceeds from issuance of senior notes, net of issuance costs	641	—
Contingent consideration and deferred acquisition purchase price payments	—	(13)
Dividend payments of consolidated affiliates to minority shareholders	—	(26)
Repurchase of ordinary shares	(390)	(214)
Distribution of cash dividends	(170)	(175)
Taxes withheld and paid on employees’ restricted share awards	(34)	(35)
Net cash used in financing activities	(489)	(482)
Effect of exchange rate fluctuations on cash, cash equivalents and restricted cash	(10)	(45)
Decrease in cash, cash equivalents and restricted cash	(210)	(825)
Cash, cash equivalents and restricted cash at beginning of the period	568	1,597
Cash, cash equivalents and restricted cash at end of the period	$358	$772
See notes to consolidated financial statements.

APTIV PLC
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)

	Three Months Ended September 30,
	Number of Ordinary Shares	Amount of Ordinary Shares	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Aptiv Shareholders’ Equity	Noncontrolling Interest	Total Shareholders’ Equity

2019	(in millions)
Balance at June 30, 2019	256	$3	$1,618	$2,597	$(699)	$3,519	$213	$3,732
Net income	—	—	—	246	—	246	6	252
Other comprehensive loss	—	—	—	—	(107)	(107)	(3)	(110)
Dividends on ordinary shares	—	—	1	(57)	—	(56)	—	(56)
Repurchase of ordinary shares	—	—	(3)	(41)	—	(44)	—	(44)
Share based compensation	—	—	7	—	—	7	—	7
Balance at September 30, 2019	256	$3	$1,623	$2,745	$(806)	$3,565	$216	$3,781

2018
Balance at June 30, 2018	265	$3	$1,632	$2,510	$(622)	$3,523	$235	$3,758
Net income	—	—	—	222	—	222	9	231
Other comprehensive loss	—	—	—	—	(16)	(16)	(4)	(20)
Dividends on ordinary shares	—	—	—	(58)	—	(58)	—	(58)
Dividend payments of consolidated affiliates to minority shareholders	—	—	—	—	—	—	(39)	(39)
Repurchase of ordinary shares	(1)	—	(5)	(64)	—	(69)	—	(69)
Share-based compensation	—	—	6	—	—	6	—	6
Balance at September 30, 2018	264	$3	$1,633	$2,610	$(638)	$3,608	$201	$3,809

	Nine Months Ended September 30,
	Number of Ordinary Shares	Amount of Ordinary Shares	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Aptiv Shareholders’ Equity	Noncontrolling Interest	Total Shareholders’ Equity

2019	(in millions)
Balance at January 1, 2019	260	$3	$1,639	$2,511	$(694)	$3,459	$211	$3,670
Net income	—	—	—	760	—	760	8	768
Other comprehensive loss	—	—	—	—	(103)	(103)	(3)	(106)
Dividends on ordinary shares	—	—	2	(172)	—	(170)	—	(170)
Taxes withheld on employees’ restricted share award vestings	—	—	(34)	—	—	(34)	—	(34)
Repurchase of ordinary shares	(5)	—	(27)	(363)	—	(390)	—	(390)
Share-based compensation	1	—	43	—	—	43	—	43
Adjustment for recently adopted accounting pronouncements (Note 2)	—	—	—	9	(9)	—	—	—
Balance at September 30, 2019	256	$3	$1,623	$2,745	$(806)	$3,565	$216	$3,781

2018
Balance at January 1, 2018	266	$3	$1,649	$2,118	$(471)	$3,299	$218	$3,517
Net income	—	—	—	820	—	820	30	850
Other comprehensive loss	—	—	—	—	(167)	(167)	(8)	(175)
Dividends on ordinary shares	—	—	—	(116)	—	(116)	—	(116)
Dividend payments of consolidated affiliates to minority shareholders	—	—	—	—	—	—	(39)	(39)
Taxes withheld on employees’ restricted share award vestings	—	—	(35)	—	—	(35)	—	(35)
Repurchase of ordinary shares	(3)	—	(14)	(208)	—	(222)	—	(222)
Share-based compensation	1	—	33	—	—	33	—	33
Distribution of Delphi Technologies	—	—	—	5	—	5	—	5
Adjustment for recently adopted accounting pronouncements	—	—	—	(9)	—	(9)	—	(9)
Balance at September 30, 2018	264	$3	$1,633	$2,610	$(638)	$3,608	$201	$3,809
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
During the nine months ended September 30, 2019 and 2018, Aptiv received dividends of $3 million and $8 million, respectively, from its equity method investments. The dividends were recognized as a reduction to the investment and represented a return on investment included in cash flows from operating activities from continuing operations.
Investments in non-consolidated affiliates totaled $95 million and $72 million as of September 30, 2019 and December 31, 2018, respectively, and are classified within other long-term assets in the consolidated balance sheet.
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
Assets and liabilities of a discontinued operation are reclassified as held for sale for all comparative periods presented in the consolidated balance sheet. For assets that meet the held for sale criteria but do not meet the definition of a discontinued operation, the Company reclassifies the assets and liabilities in the period in which the held for sale criteria are met, but does not reclassify prior period amounts. Refer to Note 17. Acquisitions and Divestitures for further information regarding the Company's assets and liabilities held for sale.
Intangible assets—Intangible assets were $1,128 million and $1,380 million as of September 30, 2019 and December 31, 2018, respectively. Aptiv amortizes definite-lived intangible assets over their estimated useful lives. Aptiv has definite-lived intangible assets related to patents and developed technology, customer relationships and trade names. Indefinite-lived in-process research and development intangible assets are not amortized, but are tested for impairment annually, or more frequently when indicators of potential impairment exist, until the completion or abandonment of the associated research and development efforts. Upon completion of the projects, the assets will be amortized over the expected economic life of the asset, which will be determined on that date. Should the project be determined to be abandoned, and if the asset developed has no alternative use, the full value of the asset will be charged to expense. The Company also has intangible assets related to acquired trade names that are classified as indefinite-lived when there are no foreseeable limits on the periods of time over which they are expected to contribute cash flows. These indefinite-lived trade name assets are tested for impairment annually, or more frequently when indicators of potential impairment exist. Costs to renew or extend the term of acquired intangible assets are recognized as expense as incurred. Amortization expense was $34 million and $111 million for the three and nine months ended September 30, 2019, respectively, and $31 million and $91 million for the three and nine months ended September 30, 2018, respectively, which includes the impact of intangible asset impairment charges recorded during the period.
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
The impairment test involves first qualitatively assessing goodwill for impairment. If the qualitative assessment is not met the Company then performs a quantitative assessment by first comparing the estimated fair value of each reporting unit to its carrying value, including goodwill. Fair value reflects the price a market participant would be willing to pay in a potential sale of the reporting unit. If the estimated fair value exceeds carrying value, then we conclude that no goodwill impairment has occurred. If the carrying value of the reporting unit exceeds its estimated fair value, a second step is required to measure possible goodwill impairment loss. The second step includes hypothetically valuing the tangible and intangible assets and liabilities of the reporting unit as if the reporting unit had been acquired in a business combination. Then, the implied fair value of the reporting unit’s goodwill is compared to the carrying value of that goodwill. If the carrying value of the reporting unit’s goodwill exceeds the implied fair value of the goodwill, the Company recognizes an impairment loss in an amount equal to the excess, not to exceed the carrying value. There were no indicators of potential goodwill impairment during the nine months ended September 30, 2019. Goodwill was $2,136 million and $2,524 million as of September 30, 2019 and December 31, 2018, respectively.
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
Discontinued operations—The Company reports financial results for discontinued operations separately from continuing operations to distinguish the financial impact of disposal transactions from ongoing operations. Discontinued operations reporting occurs only when the disposal of a component or a group of components of the Company represents a strategic shift that will have a major effect on the Company’s operations and financial results. During the year ended December 31, 2017, the Company completed the Separation of its former Powertrain Systems segment by means of a spin-off into Delphi Technologies PLC. As a result of the spin-off, Aptiv recorded certain short-term assets and liabilities within the consolidated balance sheets as of September 30, 2018 and December 31, 2017 related to various agreements entered into in connection with the spin-off. The changes in these short-term assets and liabilities are reflected within operating activities from discontinued operations in the consolidated statement of cash flows for the nine months ended September 30, 2018.
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
Customer concentrations—As reflected in the table below, net sales to General Motors Company (“GM”) and Volkswagen Group (“VW”), Aptiv’s two largest customers, totaled approximately 19% and 19% of our total net sales for the three and nine months ended September 30, 2019, respectively, and 19% and 19% for the three and nine months ended September 30, 2018, respectively.

	Percentage of Total Net Sales				Accounts and Other Receivables
	Three Months Ended September 30,		Nine Months Ended September 30,		September 30, 2019	December 31, 2018
	2019	2018	2019	2018

					(in millions)
GM	9%	11%	10%	11%	$214	$169
VW	10%	8%	9%	8%	157	149

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
Aptiv adopted ASU 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, in the first quarter of 2019. This guidance allows for the elimination of the stranded income tax effects resulting from the enactment of the Tax Cuts and Jobs Act (the “Tax Legislation”) through a reclassification from accumulated other comprehensive income (“OCI”) to retained earnings. Upon adoption, Aptiv recorded an increase to retained earnings of $9 million and a corresponding decrease to accumulated OCI during the nine months ended September 30, 2019.
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

3. INVENTORIES
Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or net realizable value, including direct material costs and direct and indirect manufacturing costs. A summary of inventories is shown below:

	September 30, 2019	December 31, 2018

	(in millions)
Productive material	$756	$724
Work-in-process	103	101
Finished goods	486	452
Total	$1,345	$1,277

4. ASSETS
Other current assets consisted of the following:

	September 30, 2019	December 31, 2018

	(in millions)
Value added tax receivable	$199	$185
Prepaid insurance and other expenses	79	72
Reimbursable engineering costs	98	47
Notes receivable	8	43
Income and other taxes receivable	67	73
Deposits to vendors	8	4
Derivative financial instruments (Note 14)	15	6
Capitalized upfront fees (Note 21)	18	8
Other	5	7
Total	$497	$445

Other long-term assets consisted of the following:

	September 30, 2019	December 31, 2018

	(in millions)
Deferred income taxes, net	$137	$143
Unamortized Revolving Credit Facility debt issuance costs (Note 8)	4	6
Income and other taxes receivable	25	6
Reimbursable engineering costs	194	137
Value added tax receivable	55	38
Equity investments (Note 17)	95	72
Derivative financial instruments (Note 14)	3	2
Capitalized upfront fees (Note 21)	66	64
Other	50	53
Total	$629	$521

5. LIABILITIES
Accrued liabilities consisted of the following:

	September 30, 2019	December 31, 2018

	(in millions)
Payroll-related obligations	$250	$235
Employee benefits, including current pension obligations	76	96
Income and other taxes payable	186	187
Warranty obligations (Note 6)	23	33
Restructuring (Note 7)	106	55
Customer deposits	33	36
Derivative financial instruments (Note 14)	18	19
Accrued interest	24	42
Deferred compensation related to nuTonomy acquisition	52	31
Operating lease liabilities (Note 22)	92	—
Other	307	320
Total	$1,167	$1,054

Other long-term liabilities consisted of the following:

	September 30, 2019	December 31, 2018

	(in millions)
Environmental (Note 10)	$3	$3
Extended disability benefits	5	5
Warranty obligations (Note 6)	17	17
Restructuring (Note 7)	30	49
Payroll-related obligations	9	10
Accrued income taxes	155	201
Deferred income taxes, net	236	233
Derivative financial instruments (Note 14)	6	9
Deferred compensation related to nuTonomy acquisition	31	18
Other	101	88
Total	$593	$633

6. WARRANTY OBLIGATIONS
Expected warranty costs for products sold are recognized principally at the time of sale of the product based on an estimate of the amount that eventually will be required to settle such obligations. These accruals are based on factors such as past experience, production changes, industry developments and various other considerations. The estimated costs related to product recalls based on a formal campaign soliciting return of that product are accrued at the time an obligation becomes probable and can be reasonably estimated. These estimates are adjusted from time to time based on facts and circumstances that impact the status of existing claims. Aptiv has recognized its best estimate for its total aggregate warranty reserves, including product recall costs, across all of its operating segments as of September 30, 2019. The Company estimates the reasonably possible amount to ultimately resolve all matters in excess of the recorded reserves as of September 30, 2019 to be zero to $10 million.

The table below summarizes the activity in the product warranty liability for the nine months ended September 30, 2019:

Warranty Obligations

(in millions)
Accrual balance at beginning of period	$50
Provision for estimated warranties incurred during the period	28
Changes in estimate for pre-existing warranties	2
Settlements made during the period (in cash or in kind)	(39)
Foreign currency translation and other	(1)
Accrual balance at end of period	$40

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
As part of Aptiv’s continued efforts to optimize its cost structure, it has undertaken several restructuring programs which include workforce reductions as well as plant closures. These programs are primarily focused on the continued rotation of our manufacturing footprint to best cost locations in Europe and on reducing global overhead costs. The Company recorded employee-related and other restructuring charges related to these programs totaling approximately $61 million and $118 million during the three and nine months ended September 30, 2019, respectively, of which $43 million and $59 million, respectively, was recognized for programs implemented in the European region, pursuant to the Company’s ongoing overhead cost reduction strategy.
During the three and nine months ended September 30, 2018, Aptiv recorded employee-related and other restructuring charges totaling approximately $65 million and $100 million, respectively, of which $37 million and $59 million, respectively, was recognized for programs focused on the continued rotation of our manufacturing footprint to best cost locations in Europe and reducing overhead costs in the region.
Restructuring charges for employee separation and termination benefits are paid either over the severance period or in a lump sum in accordance with either statutory requirements or individual agreements. Aptiv incurred cash expenditures related to its restructuring programs of approximately $87 million and $102 million in the nine months ended September 30, 2019 and 2018, respectively.
The following table summarizes the restructuring charges recorded for the three and nine months ended September 30, 2019 and 2018 by operating segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

	(in millions)
Signal and Power Solutions	$46	$58	$88	$87
Advanced Safety and User Experience	15	7	30	13
Total	$61	$65	$118	$100

The table below summarizes the activity in the restructuring liability for the nine months ended September 30, 2019:

	Employee Termination Benefits Liability	Other Exit Costs Liability	Total

	(in millions)
Accrual balance at January 1, 2019	$104	$—	$104
Provision for estimated expenses incurred during the period	118	—	118
Payments made during the period	(87)	—	(87)
Foreign currency and other	1	—	1
Accrual balance at September 30, 2019	$136	$—	$136

8. DEBT
The following is a summary of debt outstanding, net of unamortized issuance costs and discounts, as of September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018

	(in millions)
Accounts receivable factoring	$274	$279
Revolving Credit Facility	125	—
3.15%, senior notes, due 2020 (net of $0 and $1 unamortized issuance costs and $0 and $1 discount, respectively)	—	648
4.15%, senior notes, due 2024 (net of $3 and $3 unamortized issuance costs and $1 and $1 discount, respectively)	696	696
1.50%, Euro-denominated senior notes, due 2025 (net of $3 and $3 unamortized issuance costs and $2 and $3 discount, respectively)	760	795
4.25%, senior notes, due 2026 (net of $3 and $3 unamortized issuance costs, respectively)	647	647
1.60%, Euro-denominated senior notes, due 2028 (net of $3 and $3 unamortized issuance costs and $0 and $1 discount, respectively)	542	568
4.35%, senior notes, due 2029 (net of $3 and $0 unamortized issuance costs, respectively)	297	—
4.40%, senior notes, due 2046 (net of $3 and $3 unamortized issuance costs and $2 and $2 discount, respectively)	295	295
5.40%, senior notes, due 2049 (net of $4 and $0 unamortized issuance costs and $2 and $0 discount, respectively)	344	—
Tranche A Term Loan, due 2021 (net of $1 and $1 unamortized issuance costs, respectively)	369	384
Finance leases and other	34	32
Total debt	4,383	4,344
Less: current portion	(444)	(306)
Long-term debt	$3,939	$4,038

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
As of September 30, 2019, $125 million was outstanding under the Revolving Credit Facility and less than $1 million in letters of credit were issued under the Credit Agreement. Letters of credit issued under the Credit Agreement reduce availability under the Revolving Credit Facility.
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

	September 30, 2019		December 31, 2018
	LIBOR plus	ABR plus	LIBOR plus	ABR plus
Revolving Credit Facility	1.10%	0.10%	1.10%	0.10%
Tranche A Term Loan	1.25%	0.25%	1.25%	0.25%

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
The interest rate period with respect to LIBOR interest rate options can be set at one-, two-, three-, or six-months as selected by Aptiv in accordance with the terms of the Credit Agreement (or other period as may be agreed by the applicable lenders). Aptiv may elect to change the selected interest rate option in accordance with the provisions of the Credit Agreement. As of September 30, 2019, Aptiv selected the one-month LIBOR interest rate option on the Tranche A Term Loan, and the rate effective as of September 30, 2019, as detailed in the table below, was based on the Company’s current credit rating and the Applicable Rate for the Credit Agreement:

		Borrowings as of
		September 30, 2019	Rates effective as of
	Applicable Rate	(in millions)	September 30, 2019
Revolving Credit Facility	ABR plus 0.10%	$25	5.10%
Revolving Credit Facility	LIBOR plus 1.10%	$100	3.16%
Tranche A Term Loan	LIBOR plus 1.25%	$370	3.31%
Borrowings under the Credit Agreement are prepayable at Aptiv’s option without premium or penalty.
The Credit Agreement contains certain covenants that limit, among other things, the Company’s (and the Company’s subsidiaries’) ability to incur certain additional indebtedness or liens or to dispose of substantially all of its assets. In addition, the Credit Agreement requires that the Company maintain a consolidated leverage ratio (the ratio of Consolidated Total Indebtedness to Consolidated EBITDA, each as defined in the Credit Agreement) of less than 3.50 to 1.0. The Credit Agreement also contains events of default customary for financings of this type. The Company was in compliance with the Credit Agreement covenants as of September 30, 2019.
As of September 30, 2019, all obligations under the Credit Agreement were borrowed by Aptiv Corporation and jointly and severally guaranteed by its direct and indirect parent companies, subject to certain exceptions set forth in the Credit Agreement. Refer to Note 19. Supplemental Guarantor and Non-Guarantor Condensed Consolidating Financial Statements for additional information.
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
On November 19, 2015, Aptiv PLC issued $1.3 billion in aggregate principal amount of senior unsecured notes in a transaction registered under the Securities Act, comprised of $650 million of 3.15% senior unsecured notes due 2020 (the “3.15% Senior Notes”) and $650 million of 4.25% senior unsecured notes due 2026 (the “4.25% Senior Notes”) (collectively, the “2015 Senior Notes”). The 3.15% Senior Notes were priced at 99.784% of par, resulting in a yield to maturity of 3.197%, and the 4.25% Senior Notes were priced at 99.942% of par, resulting in a yield to maturity of 4.256%. The proceeds were primarily utilized to fund a portion of the cash consideration for the acquisition of HellermannTyton PLC and for general corporate purposes, including the payment of fees and expenses associated with the HellermannTyton PLC acquisition and the related financing transaction. Aptiv incurred approximately $8 million of issuance costs in connection with the 2015 Senior Notes. Interest on the 3.15% Senior Notes was payable semi-annually on May 19 and November 19 of each year to holders of record at the close of business on May 4 or November 4 immediately preceding the interest payment date. Interest on the 4.25% Senior Notes is payable semi-annually on January 15 and July 15 of each year to holders of record at the close of business on January 1 or July 1 immediately preceding the interest payment date. In March 2019, Aptiv redeemed for cash the entire $650 million aggregate principal amount outstanding of the 3.15% Senior Notes, financed by the proceeds received from the issuance of the 2019 Senior Notes, as defined below. As a result of the redemption of the 3.15% Senior Notes, Aptiv recognized a loss on debt extinguishment of approximately $6 million during the nine months ended September 30, 2019 within other expense, net in the consolidated statement of operations.
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
Although the specific terms of each indenture governing each series of senior notes vary, the indentures contain certain restrictive covenants, including with respect to Aptiv’s (and Aptiv’s subsidiaries) ability to incur liens, enter into sale and leaseback transactions and merge with or into other entities. As of September 30, 2019, the Company was in compliance with the provisions of all series of the outstanding senior notes.

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
Other Financing
Receivable factoring—Aptiv maintains a €300 million European accounts receivable factoring facility that is available on a committed basis. This facility is accounted for as short-term debt and borrowings are subject to the availability of eligible accounts receivable. Collateral is not required related to these trade accounts receivable. This program renews on a non-committed, indefinite basis unless terminated by either party. Borrowings bear interest at Euro Interbank Offered Rate (“EURIBOR”) plus 0.42% for borrowings denominated in Euros. The rate effective on amounts outstanding as of September 30, 2019 was 0.42%. As of September 30, 2019 and December 31, 2018, Aptiv had $274 million and $279 million, respectively, outstanding on the European accounts receivable factoring facility.
Finance leases and other—As of September 30, 2019 and December 31, 2018, approximately $34 million and $32 million, respectively, of other debt primarily issued by certain non-U.S. subsidiaries and finance lease obligations were outstanding.
Interest—Cash paid for interest related to debt outstanding totaled $136 million and $110 million for the nine months ended September 30, 2019 and 2018, respectively.
Letter of credit facilities—In addition to the letters of credit issued under the Credit Agreement, Aptiv had approximately $2 million and $2 million outstanding through other letter of credit facilities as of September 30, 2019 and December 31, 2018, respectively, primarily to support arrangements and other obligations at certain of its subsidiaries.

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

The amounts shown below reflect the defined benefit pension expense for the three and nine months ended September 30, 2019 and 2018:

	Non-U.S. Plans		U.S. Plans

	Three Months Ended September 30,
	2019	2018	2019	2018

	(in millions)
Service cost	$5	$4	$—	$—
Interest cost	6	7	—	—
Expected return on plan assets	(4)	(6)	—	—
Amortization of actuarial losses	3	4	—	—
Net periodic benefit cost	$10	$9	$—	$—

	Non-U.S. Plans		U.S. Plans

	Nine Months Ended September 30,
	2019	2018	2019	2018

	(in millions)
Service cost	$14	$13	$—	$—
Interest cost	20	21	—	—
Expected return on plan assets	(13)	(19)	—	—
Curtailment loss	—	1	—	—
Amortization of actuarial losses	7	11	1	1
Net periodic benefit cost	$28	$27	$1	$1

Other postretirement benefit obligations were approximately $3 million and $3 million at September 30, 2019 and December 31, 2018, respectively.

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
Brazil Matters
Aptiv conducts business operations in Brazil that are subject to the Brazilian federal labor, social security, environmental, tax and customs laws, as well as a variety of state and local laws. While Aptiv believes it complies with such laws, they are complex, subject to varying interpretations, and the Company is often engaged in litigation with government agencies regarding the application of these laws to particular circumstances. As of September 30, 2019, the majority of claims asserted against Aptiv in Brazil relate to such litigation. The remaining claims in Brazil relate to commercial and labor litigation with private parties. As of September 30, 2019, claims totaling approximately $135 million (using September 30, 2019 foreign currency rates) have been asserted against Aptiv in Brazil. As of September 30, 2019, the Company maintains accruals for these asserted claims of $30 million (using September 30, 2019 foreign currency rates). The amounts accrued represent claims that are deemed probable of loss and are reasonably estimable based on the Company’s analyses and assessment of the asserted claims and prior experience with similar matters. While the Company believes its accruals are adequate, the final amounts required to resolve these matters could differ materially from the Company’s recorded estimates and Aptiv’s results of operations could be materially affected. The Company estimates the reasonably possible loss in excess of the amounts accrued related to these claims to be zero to $105 million.

Environmental Matters
Aptiv is subject to the requirements of U.S. federal, state, local and non-U.S. environmental and safety and health laws and regulations. As of September 30, 2019 and December 31, 2018, the undiscounted reserve for environmental investigation and remediation was approximately $4 million (of which $1 million was recorded in accrued liabilities and $3 million was recorded in other long-term liabilities) and $4 million (of which $1 million was recorded in accrued liabilities and $3 million was recorded in other long-term liabilities), respectively. Aptiv cannot ensure that environmental requirements will not change or become more stringent over time or that its eventual environmental remediation costs and liabilities will not exceed the amount of its current reserves. In the event that such liabilities were to significantly exceed the amounts recorded, Aptiv’s results of operations could be materially affected. At September 30, 2019, the difference between the recorded liabilities and the reasonably possible range of potential loss was not material.

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
The Company’s income tax expense and effective tax rate for the three and nine months ended September 30, 2019 and 2018 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

	(dollars in millions)
Income tax expense	$38	$66	$102	$208
Effective tax rate	13%	23%	12%	20%

The Company’s tax rate is affected by the fact that its parent entity was a U.K. resident taxpayer and became an Irish resident taxpayer in April 2018, the tax rates in Ireland, the U.K. and other jurisdictions in which the Company operates, the relative amount of income earned by jurisdiction and the relative amount of losses or income for which no tax benefit or expense was recognized due to a valuation allowance. The Company’s effective tax rate is also impacted by the receipt of certain tax incentives and holidays that reduce the effective tax rate for certain subsidiaries below the statutory rate.
The Company’s effective tax rate for the three and nine months ended September 30, 2019 also includes net discrete tax benefits of $8 million and $39 million, respectively, primarily related to changes in reserves, changes in accruals for unremitted earnings and provision to return adjustments. The effective tax rate for the three and nine months ended September 30, 2018 includes net discrete tax expense of $28 million and $48 million, respectively, primarily related to the Company’s intellectual property transfer and a change in the provisional accrual of transition tax for untaxed foreign earnings, as described below.
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
Cash paid or withheld for income taxes was $125 million and $205 million for the nine months ended September 30, 2019 and 2018, respectively.
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

Weighted Average Shares
The following table illustrates net income per share attributable to Aptiv and the weighted average shares outstanding used in calculating basic and diluted income per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

	(in millions, except per share data)
Numerator:
Net income attributable to Aptiv	$246	$222	$760	$820
Denominator:
Weighted average ordinary shares outstanding, basic	255.89	264.56	257.32	265.02
Dilutive shares related to restricted stock units (“RSUs”)	0.55	0.77	0.42	0.72
Weighted average ordinary shares outstanding, including dilutive shares	256.44	265.33	257.74	265.74

Net income per share attributable to Aptiv:
Basic	$0.96	$0.84	$2.95	$3.09
Diluted	$0.96	$0.84	$2.95	$3.09
Anti-dilutive securities share impact	—	—	—	—

Share Repurchase Programs
In April 2016, the Board of Directors authorized a share repurchase program of up to $1.5 billion of ordinary shares, which commenced in September 2016. This share repurchase program provides for share purchases in the open market or in privately negotiated transactions, depending on share price, market conditions and other factors, as determined by the Company.
A summary of the ordinary shares repurchased during the three and nine months ended September 30, 2019 and 2018 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Total number of shares repurchased	538,165	793,424	5,020,842	2,513,136
Average price paid per share	$81.27	$86.08	$77.62	$88.24
Total (in millions)	$44	$69	$390	$222

As of September 30, 2019, approximately $100 million of share repurchases remained available under the April 2016 share repurchase program. During the period from October 1, 2019 to October 29, 2019, the Company repurchased an additional $30 million worth of shares pursuant to a trading plan with set trading instructions established by the Company. As a result, approximately $70 million of share repurchases remain available under the April 2016 share repurchase program. All repurchased shares were retired, and are reflected as a reduction of ordinary share capital for the par value of the shares, with the excess applied as reductions to additional paid-in-capital and retained earnings.
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

Dividends
The Company has declared and paid cash dividends per ordinary share during the periods presented as follows:

	Dividend	Amount
	Per Share	(in millions)
2019:
Third quarter	$0.22	$56
Second quarter	0.22	57
First quarter	0.22	57
Total	$0.66	$170
2018:
Fourth quarter	$0.22	$58
Third quarter	0.22	58
Second quarter	0.22	58
First quarter	0.22	59
Total	$0.88	$233

In addition, in October 2019, the Board of Directors declared a regular quarterly cash dividend of $0.22 per ordinary share, payable November 20, 2019 to shareholders of record at the close of business on November 6, 2019.

13. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The changes in accumulated other comprehensive income (loss) attributable to Aptiv (net of tax) for the three and nine months ended September 30, 2019 and 2018 are shown below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

	(in millions)
Foreign currency translation adjustments:
Balance at beginning of period	$(574)	$(497)	$(555)	$(369)
Aggregate adjustment for the period (1)	(107)	(32)	(126)	(160)
Balance at end of period	(681)	(529)	(681)	(529)

Gains (losses) on derivatives:
Balance at beginning of period	(25)	(29)	(35)	4
Other comprehensive income (loss) before reclassifications (net tax effect of $1, $8, $5 and $8)	(8)	14	8	(12)
Reclassification to income (net tax effect of $1, $1, $1 and $2)	3	—	5	(7)
Adoption of ASU 2018-02 (Note 2)	—	—	(8)	—
Balance at end of period	(30)	(15)	(30)	(15)

Pension and postretirement plans:
Balance at beginning of period	(100)	(96)	(104)	(106)
Other comprehensive income (loss) before reclassifications (net tax effect of $2, $1, $2 and $1)	3	(1)	4	2
Reclassification to income (net tax effect of $0, $1, $1 and $2)	2	3	6	10
Adoption of ASU 2018-02 (Note 2)	—	—	(1)	—
Balance at end of period	(95)	(94)	(95)	(94)

Accumulated other comprehensive loss, end of period	$(806)	$(638)	$(806)	$(638)

(1)
Includes $54 million and $62 million of gains for the three and nine months ended September 30, 2019, respectively, and $22 million of losses and $31 million of gains for the three and nine months ended September 30, 2018, respectively, related to non-derivative net investment hedges. Refer to Note 14. Derivatives and Hedging Activities for further description of these hedges.

Reclassifications from accumulated other comprehensive income (loss) to income for the three and nine months ended September 30, 2019 and 2018 were as follows:

Reclassification Out of Accumulated Other Comprehensive Income (Loss)
Details About Accumulated Other Comprehensive Income Components	Three Months Ended September 30,		Nine Months Ended September 30,		Affected Line Item in the Statement of Operations
	2019	2018	2019	2018

	(in millions)
Gains (losses) on derivatives:
Commodity derivatives	$(5)	$1	$(9)	$16	Cost of sales
Foreign currency derivatives	3	(2)	5	(11)	Cost of sales
	(2)	(1)	(4)	5	Income before income taxes
	(1)	1	(1)	2	Income tax expense
	(3)	—	(5)	7	Net income
	—	—	—	—	Net income attributable to noncontrolling interest
	$(3)	$—	$(5)	$7	Net income attributable to Aptiv

Pension and postretirement plans:
Actuarial losses	$(2)	$(4)	$(7)	$(12)	Other income (expense), net (1)
	(2)	(4)	(7)	(12)	Income before income taxes
	—	1	1	2	Income tax expense
	(2)	(3)	(6)	(10)	Net income
	—	—	—	—	Net income attributable to noncontrolling interest
	$(2)	$(3)	$(6)	$(10)	Net income attributable to Aptiv

Total reclassifications for the period	$(5)	$(3)	$(11)	$(3)

(1)	These accumulated other comprehensive loss components are included in the computation of net periodic pension cost (see Note 9. Pension Benefits for additional details).

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
As of September 30, 2019, the Company had the following outstanding notional amounts related to commodity and foreign currency forward and option contracts designated as cash flow hedges that were entered into to hedge forecasted exposures:

Commodity	Quantity Hedged	Unit of Measure	Notional Amount (Approximate USD Equivalent)

	(in thousands)		(in millions)
Copper	88,919	pounds	$230

Foreign Currency	Quantity Hedged	Unit of Measure	Notional Amount (Approximate USD Equivalent)

	(in millions)
Mexican Peso	10,940	MXN	$555
Chinese Yuan Renminbi	2,903	RMB	405
Polish Zloty	514	PLN	130
Euro	115	EUR	125
New Turkish Lira	29	TRY	5

As of September 30, 2019, Aptiv has entered into derivative instruments to hedge cash flows extending out to September 2021.
Gains and losses on derivatives qualifying as cash flow hedges are recorded in accumulated OCI, to the extent that hedges are effective, until the underlying transactions are recognized in earnings. Unrealized amounts in accumulated OCI will fluctuate based on changes in the fair value of hedge derivative contracts at each reporting period. Net losses on cash flow hedges included in accumulated OCI as of September 30, 2019 were $8 million (approximately $11 million, net of tax). Of this total, approximately $6 million of losses are expected to be included in cost of sales within the next 12 months and approximately $2 million of losses are expected to be included in cost of sales in subsequent periods. Cash flow hedges are discontinued when Aptiv determines it is no longer probable that the originally forecasted transactions will occur. Cash flows from derivatives used to manage commodity and foreign exchange risks designated as cash flow hedges are classified as operating activities within the consolidated statement of cash flows.
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
Since 2016, the Company has entered into a series of forward contracts, each of which have been designated as net investment hedges of the foreign currency exposure of the Company’s investments in certain Chinese Yuan Renminbi (“RMB”)-denominated subsidiaries. In December 2017, the Company entered into a forward contract with a notional amount of 1.9 billion RMB (approximately $290 million, using December 31, 2017 foreign currency rates), which matured in June 2018, and the Company paid $10 million at settlement. In June 2018, the Company entered into a forward contract with a notional amount of 486 million RMB (approximately $75 million, using June 30, 2018 foreign currency rates), which matured in December 2018 and the Company received $4 million at settlement. In December 2018, the Company entered into a forward contract with a notional amount of 570 million RMB (approximately $85 million, using December 31, 2018 foreign currency rates), which matured in March 2019 and the Company paid $2 million at settlement. In March 2019, the Company entered into a forward contract with a notional amount of 334 million RMB (approximately $50 million, using March 31, 2019 foreign currency rates), which matured in June 2019 and the Company received $1 million at settlement. In June 2019, the Company entered into a forward contract with a notional amount of 316 million RMB (approximately $45 million, using June 30, 2019 foreign currency rates), which matured in September 2019 and the Company received $2 million at settlement. In September 2019, the Company entered into a forward contract with a notional amount of 374 million RMB (approximately $55 million, using September 30, 2019 foreign currency rates), which matures in December 2019. Refer to the tables below for details of the fair value recorded in the consolidated balance sheet and the effects recorded in the consolidated statement of operations and consolidated statement of comprehensive income related to these derivative instruments.
The Company has designated the €700 million 2015 Euro-denominated Senior Notes and the €500 million 2016 Euro-denominated Senior Notes, as more fully described in Note 8. Debt, as net investment hedges of the foreign currency exposure of its investments in certain Euro-denominated subsidiaries. Due to changes in the value of the Euro-denominated debt instruments designated as net investment hedges, during the three and nine months ended September 30, 2019, $54 million and $62 million of gains, respectively, were recognized within the cumulative translation adjustment component of OCI. During the three and nine months ended September 30, 2018, $22 million of losses and $31 million of gains, respectively, were recognized within the cumulative translation adjustment component of OCI. Included in accumulated OCI related to these net investment hedges were cumulative gains of $12 million as of September 30, 2019 and cumulative losses of $50 million as of December 31, 2018.
Derivatives Not Designated as Hedges
In certain occasions the Company enters into certain foreign currency and commodity contracts that are not designated as hedges. When hedge accounting is not applied to derivative contracts, gains and losses are recorded to other income (expense), net and cost of sales in the consolidated statement of operations.
In conjunction with the acquisition of KUM, as more fully disclosed in Note 17. Acquisitions and Divestitures, in March 2018, the Company entered into forward contracts, requiring no initial net investment, with notional amounts totaling 559 billion South Korean Won (“KRW”) (approximately $520 million using March 1, 2018 foreign currency rates) to hedge portions of the currency risk associated with the cash payment for the acquisition. Pursuant to the requirements of ASC 815, Derivatives and Hedging, the forwards did not qualify as hedges for accounting purposes, and therefore, changes in the fair value of the forwards were recognized in other income (expense), net. During the nine months ended September 30, 2018, the change in fair value resulted in a pre-tax gain of $4 million included within other income, net in the consolidated statement of operations. In conjunction with the closing of the acquisition, Aptiv settled the forward contracts in the second quarter of 2018 and received $4 million, which is reflected within investing activities in the consolidated statement of cash flows.
Fair Value of Derivative Instruments in the Balance Sheet
The fair value of derivative financial instruments recorded in the consolidated balance sheets as of September 30, 2019 and December 31, 2018 are as follows:

	Asset Derivatives		Liability Derivatives		Net Amounts of Assets and (Liabilities) Presented in the Balance Sheet
	Balance Sheet Location	September 30, 2019	Balance Sheet Location	September 30, 2019	September 30, 2019

	(in millions)
Derivatives designated as cash flow hedges:
Commodity derivatives	Other current assets	$—	Accrued liabilities	$15
Foreign currency derivatives*	Other current assets	22	Other current assets	7	$15
Foreign currency derivatives*	Accrued liabilities	—	Accrued liabilities	1	(1)
Commodity derivatives	Other long-term assets	—	Other long-term liabilities	5
Foreign currency derivatives*	Other long-term assets	4	Other long-term assets	1	3
Foreign currency derivatives*	Other long-term liabilities	1	Other long-term liabilities	2	(1)
Total derivatives designated as hedges		$27		$31

Derivatives not designated:
Foreign currency derivatives*	Accrued liabilities	$—	Accrued liabilities	$2	(2)
Total derivatives not designated as hedges		$—		$2

	Asset Derivatives		Liability Derivatives		Net Amounts of Assets and (Liabilities) Presented in the Balance Sheet
	Balance Sheet Location	December 31, 2018	Balance Sheet Location	December 31, 2018	December 31, 2018

	(in millions)
Derivatives designated as cash flow hedges:
Commodity derivatives	Other current assets	$—	Accrued liabilities	$15
Foreign currency derivatives*	Other current assets	9	Other current assets	3	$6
Foreign currency derivatives*	Accrued liabilities	—	Accrued liabilities	4	(4)
Commodity derivatives	Other long-term assets	—	Other long-term liabilities	7
Foreign currency derivatives*	Other long-term assets	2	Other long-term assets	—	2
Foreign currency derivatives*	Other long-term liabilities	—	Other long-term liabilities	2	(2)
Total derivatives designated as hedges		$11		$31

*
Derivative instruments within this category are subject to master netting arrangements and are presented on a net basis in the consolidated balance sheets in accordance with accounting guidance related to the offsetting of amounts related to certain contracts.

The fair value of Aptiv’s derivative financial instruments was in a net liability position as of September 30, 2019 and December 31, 2018.
Effect of Derivatives on the Statement of Operations and Statement of Comprehensive Income
The pre-tax effect of derivative financial instruments in the consolidated statement of operations and consolidated statement of comprehensive income for the three months ended September 30, 2019 is as follows:

Three Months Ended September 30, 2019	(Loss) Gain Recognized in OCI	(Loss) Gain Reclassified from OCI into Income

	(in millions)
Derivatives designated as cash flow hedges:
Commodity derivatives	$(11)	$(5)
Foreign currency derivatives	2	3
Derivatives designated as net investment hedges:
Foreign currency derivatives	2	—
Total	$(7)	$(2)

Loss Recognized in Income

(in millions)
Derivatives not designated:
Foreign currency derivatives	$(1)
Total	$(1)

The pre-tax effect of derivative financial instruments in the consolidated statement of operations and consolidated statement of comprehensive income for the three months ended September 30, 2018 is as follows:

Three Months Ended September 30, 2018	(Loss) Gain Recognized in OCI	Gain (Loss) Reclassified from OCI into Income

	(in millions)
Derivatives designated as cash flow hedges:
Commodity derivatives	$(14)	$1
Foreign currency derivatives	33	(2)
Derivatives designated as net investment hedges:
Foreign currency derivatives	3	—
Total	$22	$(1)

Gain Recognized in Income

(in millions)
Derivatives not designated:
Foreign currency derivatives	$—
Total	$—
The pre-tax effect of derivative financial instruments in the consolidated statement of operations and consolidated statement of comprehensive income for the nine months ended September 30, 2019 is as follows:

Nine Months Ended September 30, 2019	(Loss) Gain Recognized in OCI	(Loss) Gain Reclassified from OCI into Income

	(in millions)
Derivatives designated as cash flow hedges:
Commodity derivatives	$(9)	$(9)
Foreign currency derivatives	21	5
Derivatives designated as net investment hedges:
Foreign currency derivatives	1	—
Total	$13	$(4)

Gain Recognized in Income

(in millions)
Derivatives not designated:
Foreign currency derivatives	$—
Total	$—

The pre-tax effect of derivative financial instruments in the consolidated statement of operations and consolidated statement of comprehensive income for the nine months ended September 30, 2018 is as follows:

Nine Months Ended September 30, 2018	(Loss) Gain Recognized in OCI	Gain (Loss) Reclassified from OCI into Income

	(in millions)
Derivatives designated as cash flow hedges:
Commodity derivatives	$(33)	$16
Foreign currency derivatives	30	(11)
Derivatives designated as net investment hedges:
Foreign currency derivatives	(1)	—
Total	$(4)	$5

Gain Recognized in Income

(in millions)
Derivatives not designated:
Foreign currency derivatives	$2
Total	$2

The gain or loss recognized in income for designated and non-designated derivative instruments was recorded to cost of sales and other income (expense), net in the consolidated statements of operations for the three and nine months ended September 30, 2019 and 2018, respectively.

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
As of September 30, 2019 and December 31, 2018, Aptiv was in a net derivative liability position of $6 million and $20 million, respectively, and no significant adjustments were recorded for nonperformance risk based on the application of peer companies’ CDS rates, evaluation of our own nonperformance risk and because Aptiv’s exposures were to counterparties with investment grade credit ratings. Refer to Note 14. Derivatives and Hedging Activities for further information regarding derivatives.
Contingent consideration—The liability for contingent consideration is estimated as of the date of the acquisition and is recorded as part of the purchase price, and is subsequently re-measured to fair value at each reporting date, based on a probability-weighted analysis using a rate that reflects the uncertainty surrounding the expected outcomes, which the Company believes is appropriate and representative of market participant assumptions. The measurement of the liability for contingent consideration is based on significant inputs that are not observable in the market, and is therefore classified as a Level 3 measurement in accordance with ASC Topic 820-10-35. Examples of utilized unobservable inputs are estimated future earnings or milestone achievements of the acquired businesses and applicable discount rates. The estimate of the liability may fluctuate if there are changes in the actual or forecasted inputs utilized or in the discount rates used to determine the present value of contingent future cash flows. The Company regularly reviews these assumptions and makes adjustments to the fair value measurements as required by facts and circumstances. As of September 30, 2019, the Company has determined that all earn-out provisions have been achieved under existing agreements.
As of September 30, 2019 and December 31, 2018, the liability for contingent consideration was $50 million (of which $16 million was classified within other current liabilities and $34 million was classified within other long-term liabilities) and $49 million (of which $16 million was classified within other current liabilities and $33 million was classified within other long-term liabilities), respectively, representing the maximum required amounts to be paid under existing agreements. Adjustments to this liability for interest accretion are recognized in interest expense, and any other changes in the fair value of this liability are recognized within other income (expense), net in the consolidated statement of operations.
The changes in the contingent consideration liability classified as a Level 3 measurement for the nine months ended September 30, 2019 were as follows:

Contingent Consideration Liability

(in millions)
Fair value at beginning of period	$49
Additions	—
Payments	—
Interest accretion	1
Fair value at end of period	$50

In accordance with existing agreements, the Company was required to deposit $16 million related to the contingent consideration liability into an escrow account during the second quarter of 2019. Accordingly, this amount is classified as restricted cash in the consolidated balance sheet as of September 30, 2019. The remaining portions of the contingent consideration liability are required to be deposited into the escrow account in the first quarters of 2020 and 2021, respectively, and all amounts are anticipated to be released from the escrow account in the fourth quarter of 2021.
As of September 30, 2019 and December 31, 2018, Aptiv had the following assets measured at fair value on a recurring basis:

	Total	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3

	(in millions)
As of September 30, 2019:
Foreign currency derivatives	$18	$—	$18	$—
Total	$18	$—	$18	$—
As of December 31, 2018:
Foreign currency derivatives	$8	$—	$8	$—
Total	$8	$—	$8	$—

As of September 30, 2019 and December 31, 2018, Aptiv had the following liabilities measured at fair value on a recurring basis:

	Total	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3

	(in millions)
As of September 30, 2019:
Commodity derivatives	$20	$—	$20	$—
Foreign currency derivatives	4	—	4	—
Contingent consideration	50	—	—	50
Total	$74	$—	$24	$50
As of December 31, 2018:
Commodity derivatives	$22	$—	$22	$—
Foreign currency derivatives	6	—	6	—
Contingent consideration	49	—	—	49
Total	$77	$—	$28	$49

Non-derivative financial instruments—Aptiv’s non-derivative financial instruments include cash and cash equivalents, accounts and notes receivable, accounts payable, as well as debt, which consists of its accounts receivable factoring arrangement, finance leases and other debt issued by Aptiv’s non-U.S. subsidiaries, the Revolving Credit Facility, the Tranche A Term Loan and all series of outstanding senior notes. The fair value of debt is based on quoted market prices for instruments with public market data or significant other observable inputs for instruments without a quoted public market price (Level 2). As of September 30, 2019 and December 31, 2018, total debt was recorded at $4,383 million and $4,344 million, respectively, and had estimated fair values of $4,622 million and $4,222 million, respectively. For all other financial instruments recorded at September 30, 2019 and December 31, 2018, fair value approximates book value.
Fair Value Measurements on a Nonrecurring Basis
In addition to items that are measured at fair value on a recurring basis, Aptiv also has items in its balance sheet that are measured at fair value on a nonrecurring basis. As these items are not measured at fair value on a recurring basis, they are not included in the tables above. Nonfinancial assets and liabilities that are measured at fair value on a nonrecurring basis include certain long-lived assets, assets held for sale, equity investments, intangible assets, asset retirement obligations, share-based compensation and liabilities for exit or disposal activities measured at fair value upon initial recognition. Aptiv recorded non-cash asset impairment charges totaling $1 million and $3 million for the three and nine months ended September 30, 2019 and $1 million and $2 million for the three and nine months ended September 30, 2018, respectively, within costs of sales related to declines in the fair values of certain fixed assets. During the nine months ended September 30, 2019, Aptiv recorded non-cash asset impairment charges totaling $8 million within amortization related to declines in the fair values of certain intangible assets. Fair value of long-lived and intangible assets is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved and a review of appraisals or other market indicators and management estimates. As such, Aptiv has determined that the fair value measurements of long-lived and intangible assets fall in Level 3 of the fair value hierarchy.

16. OTHER INCOME, NET
Other income (expense), net included:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

	(in millions)
Interest income	$3	$5	$11	$17
Loss on extinguishment of debt	—	—	(6)	—
Components of net periodic benefit cost other than service cost (Note 9)	(5)	(5)	(15)	(15)
Costs associated with acquisitions	—	—	—	(5)
Change in fair value of equity investments (Note 17)	—	—	19	—
Other, net	9	4	20	30
Other income, net	$7	$4	$29	$27

As further discussed in Note 17. Acquisitions and Divestitures, during the nine months ended September 30, 2019, Aptiv recorded a pre-tax unrealized gain of $19 million related to increases in fair value of its equity investments without readily determinable fair values. Also, as further discussed in Note 8. Debt, during the nine months ended September 30, 2019, Aptiv redeemed for cash the entire $650 million aggregate principal amount outstanding of the 3.15% Senior Notes, resulting in a loss on debt extinguishment of approximately $6 million.
During the nine months ended September 30, 2018, Aptiv incurred approximately $9 million in transaction costs related to the acquisition of KUM and, as further discussed in Note 14. Derivatives and Hedging Activities, recorded a gain of $4 million on forward contracts entered into in order to hedge portions of the currency risk associated with the cash payment for the acquisition of KUM, which are reflected within Costs associated with acquisitions in the above table. Also, during the three and nine months ended September 30, 2018, Aptiv recorded $2 million and $8 million, respectively, for certain fees earned pursuant to the transition services agreement in connection with the Separation of the Company's former Powertrain Systems segment.

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
Acquisition of gabo Systemtechnik GmbH
In September 2019, Aptiv agreed to acquire gabo Systemtechnik GmbH (“gabocom”), a leading provider of highly-engineered cable management and protection solutions for the telecommunications industry, for total consideration of approximately $310 million. The acquisition is subject to the satisfaction of customary closing conditions and the receipt of regulatory and other approvals, and is expected to close by the end of 2019. The Company expects to acquire gabocom primarily utilizing cash on hand. Upon completion, gabocom will become part of the Signal and Power Solutions segment.
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

As of September 30, 2019, the Company had the following technology investments, which are classified within other long-term assets in the consolidated balance sheet:

Investment Name	Segment	Investment Date	Investment (in millions)
Affectiva, Inc.	Advanced Safety and User Experience	Q4 2018	$15
Innoviz Technologies	Advanced Safety and User Experience	Q3 2017	15
LeddarTech, Inc.	Advanced Safety and User Experience	Q3 2017	10
Valens Semiconductor Ltd.	Signal and Power Solutions	Q2 2017	10
Otonomo Technologies Ltd.	Advanced Safety and User Experience	Q1 2017; Q1 2019	37
Quanergy Systems, Inc	Advanced Safety and User Experience	Q2 2015; Q1 2016	6
Other investments	Advanced Safety and User Experience	Q4 2018; Q3 2019	2
			$95

During the nine months ended September 30, 2019, the Company’s investment in Otonomo was remeasured to a fair value of $37 million, based on a subsequent round of financing observed to be for identical or similar investments of the same issuer. As a result, the Company recorded a pre-tax unrealized gain of $19 million to other income, net during the nine months ended September 30, 2019.
There were no other material transactions, events or changes in circumstances requiring an impairment or an observable price change adjustment to these investments. The Company continues to monitor these investments to identify potential transactions which may indicate an impairment or an observable price change requiring an adjustment to its carrying value.
During the fourth quarter of 2019, the Company’s Advanced Safety and User Experience segment made a $6 million investment in Krono-Safe, SAS, a leading software developer of safety-critical real-time embedded systems.
Autonomous Driving Joint Venture
In September 2019, the Company entered into a definitive agreement with Hyundai Motor Group (“Hyundai”) to form a new joint venture focused on the design, development and commercialization of autonomous driving technologies. Under the terms of the agreement, Aptiv will contribute to the joint venture its autonomous driving technology, intellectual property and approximately 700 employees for a 50% ownership interest in the newly formed entity. Hyundai will contribute to the joint venture approximately $1.6 billion in cash at closing and approximately $0.4 billion in vehicle engineering services, research and development resources and access to intellectual property for a 50% ownership interest in the newly formed entity. Upon closing of the transaction, Aptiv anticipates it will deconsolidate the carrying value of the associated assets and liabilities contributed to the joint venture, recognize an asset for the fair value of its investment in the newly formed joint venture and recognize any difference between the carrying value of its contribution and the fair value of its investment in earnings. Aptiv anticipates recognizing its investment in the newly formed entity prospectively using the equity method of accounting. The transaction is subject to the satisfaction of customary closing conditions and the receipt of regulatory and other approvals, and is expected to close in the second quarter of 2020.
The Company determined that the assets and liabilities associated with Aptiv’s contribution to the joint venture, which are reported within the Advanced Safety and User Experience segment, met the held for sale criteria as of September 30, 2019. Accordingly, the held for sale assets and liabilities were reclassified in the consolidated balance sheet as of September 30, 2019 to current assets held for sale and current liabilities held for sale, respectively, as the contribution of such assets and liabilities to the joint venture is expected to occur within one year. Upon designation as held for sale, the Company ceased recording depreciation of the held for sale assets.
Assets and liabilities classified as held for sale are required to be recorded at the lower of carrying value or fair value less costs to sell. The estimated fair value less costs to sell of Aptiv’s contribution to the joint venture exceeded its carrying value as of September 30, 2019, and therefore no adjustment to these long-lived assets was necessary. Upon closing of the transaction, to the extent the ultimate fair value differs from the current carrying value of the net assets associated with Aptiv’s contribution to the joint venture, the difference will be recognized in earnings.

The following table summarizes the carrying value of the major classes of assets and liabilities held for sale:

September 30, 2019

(in millions)
Cash and cash equivalents	$1
Accounts receivable, net	1
Property, net	59
Operating lease right-of-use assets	13
Intangible assets, net	126
Goodwill	320
Other assets	5
Total assets held for sale	$525

Accounts payable	$4
Long-term operating lease liabilities	10
Other liabilities	18
Total liabilities held for sale	$32

The pre-tax loss of Aptiv’s autonomous driving operations being contributed to the joint venture, included within Aptiv’s consolidated operating results, were $41 million and $126 million for the three and nine months ended September 30, 2019 and $40 million and $109 million for the three and nine months ended September 30, 2018, respectively.

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

A summary of RSU activity, including award grants, vesting and forfeitures is provided below:

	RSUs	Weighted Average Grant Date Fair Value
	(in thousands)
Nonvested, January 1, 2019	1,879	$81.24
Granted	980	85.73
Vested	(554)	70.79
Forfeited	(219)	84.31
Nonvested, September 30, 2019	2,086	85.80

Aptiv recognized compensation expense of $7 million ($7 million, net of tax) and $6 million ($6 million, net of tax) based on the Company’s best estimate of ultimate performance against the respective targets during the three months ended September 30, 2019 and 2018, respectively. Aptiv recognized compensation expense of $43 million ($42 million, net of tax) and $33 million ($30 million, net of tax) based on the Company’s best estimate of ultimate performance against the respective targets during the nine months ended September 30, 2019 and 2018, respectively. Aptiv will continue to recognize compensation expense, based on the grant date fair value of the awards applied to the Company’s best estimate of ultimate performance against the respective targets, over the requisite vesting periods of the awards. Based on the grant date fair value of the awards and the Company’s best estimate of ultimate performance against the respective targets as of September 30, 2019, unrecognized compensation expense on a pre-tax basis of approximately $96 million is anticipated to be recognized over a weighted average period of approximately 2 years. For the nine months ended September 30, 2019 and 2018, respectively, approximately $34 million and $35 million of cash was paid and reflected as a financing activity in the statements of cash flows related to the tax withholding for vested RSUs.

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
The historical presentation of the supplemental guarantor and non-guarantor condensed consolidating financial statements have been revised to be consistent with the presentation of the entities that comprise the structure of the Subsidiary Guarantors as of September 30, 2019.

Statement of Operations Three Months Ended September 30, 2019

	Parent	Subsidiary Guarantors	Subsidiary Issuer/Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated

	(in millions)
Net sales	$—	$—	$—	$3,559	$—	$3,559
Operating expenses:
Cost of sales	—	—	—	2,882	—	2,882
Selling, general and administrative	11	—	—	251	—	262
Amortization	—	—	—	34	—	34
Restructuring	—	—	—	61	—	61
Total operating expenses	11	—	—	3,228	—	3,239
Operating (loss) income	(11)	—	—	331	—	320
Interest (expense) income	(35)	(45)	(24)	(3)	65	(42)
Other income (expense), net	—	1	1	70	(65)	7
(Loss) income before income taxes and equity income	(46)	(44)	(23)	398	—	285
Income tax benefit (expense)	—	—	5	(43)	—	(38)
(Loss) income before equity income	(46)	(44)	(18)	355	—	247
Equity in net income of affiliates	—	—	—	5	—	5
Equity in net income (loss) of subsidiaries	292	167	54	—	(513)	—
Net income (loss)	246	123	36	360	(513)	252
Net income attributable to noncontrolling interest	—	—	—	6	—	6
Net income (loss) attributable to Aptiv	$246	$123	$36	$354	$(513)	$246

Statement of Operations Nine Months Ended September 30, 2019

	Parent	Subsidiary Guarantors	Subsidiary Issuer/Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated

	(in millions)
Net sales	$—	$—	$—	$10,761	$—	$10,761
Operating expenses:
Cost of sales	—	—	—	8,802	—	8,802
Selling, general and administrative	(2)	—	—	780	—	778
Amortization	—	—	—	111	—	111
Restructuring	—	—	—	118	—	118
Total operating expenses	(2)	—	—	9,811	—	9,809
Operating income	2	—	—	950	—	952
Interest (expense) income	(98)	(137)	(109)	(25)	246	(123)
Other (expense) income, net	(6)	1	37	243	(246)	29
(Loss) income before income taxes and equity income	(102)	(136)	(72)	1,168	—	858
Income tax benefit (expense)	—	—	16	(118)	—	(102)
(Loss) income before equity income	(102)	(136)	(56)	1,050	—	756
Equity in net income of affiliates	—	—	—	12	—	12
Equity in net income (loss) of subsidiaries	862	536	105	—	(1,503)	—
Net income (loss)	760	400	49	1,062	(1,503)	768
Net income attributable to noncontrolling interest	—	—	—	8	—	8
Net income (loss) attributable to Aptiv	$760	$400	$49	$1,054	$(1,503)	$760

Statement of Operations Three Months Ended September 30, 2018

	Parent	Subsidiary Guarantors	Subsidiary Issuer/Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated

	(in millions)
Net sales	$—	$—	$—	$3,485	$—	$3,485
Operating expenses:
Cost of sales	—	—	—	2,834	—	2,834
Selling, general and administrative	38	—	—	194	—	232
Amortization	—	—	—	31	—	31
Restructuring	—	—	—	65	—	65
Total operating expenses	38	—	—	3,124	—	3,162
Operating (loss) income	(38)	—	—	361	—	323
Interest (expense) income	(22)	(30)	(52)	(6)	76	(34)
Other income (expense), net	—	—	5	75	(76)	4
(Loss) income before income taxes and equity income	(60)	(30)	(47)	430	—	293
Income tax benefit (expense)	—	—	11	(77)	—	(66)
(Loss) income before equity income	(60)	(30)	(36)	353	—	227
Equity in net income of affiliates	—	—	—	4	—	4
Equity in net income (loss) of subsidiaries	282	316	35	—	(633)	—
Net income (loss)	222	286	(1)	357	(633)	231
Net income attributable to noncontrolling interest	—	—	—	9	—	9
Net income (loss) attributable to Aptiv	$222	$286	$(1)	$348	$(633)	$222

Statement of Operations Nine Months Ended September 30, 2018

	Parent	Subsidiary Guarantors	Subsidiary Issuer/Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated

	(in millions)
Net sales	$—	$—	$—	$10,799	$—	$10,799
Operating expenses:
Cost of sales	—	—	—	8,739	—	8,739
Selling, general and administrative	53	—	—	698	—	751
Amortization	—	—	—	91	—	91
Restructuring	—	—	—	100	—	100
Total operating expenses	53	—	—	9,628	—	9,681
Operating (loss) income	(53)	—	—	1,171	—	1,118
Interest (expense) income	(116)	(61)	(142)	(9)	224	(104)
Other income (expense), net	—	1	6	244	(224)	27
(Loss) income before income taxes and equity income	(169)	(60)	(136)	1,406	—	1,041
Income tax benefit (expense)	—	—	31	(239)	—	(208)
(Loss) income before equity income	(169)	(60)	(105)	1,167	—	833
Equity in net income of affiliates	—	—	—	17	—	17
Equity in net income (loss) of subsidiaries	989	811	(55)	—	(1,745)	—
Net income (loss)	820	751	(160)	1,184	(1,745)	850
Net income attributable to noncontrolling interest	—	—	—	30	—	30
Net income (loss) attributable to Aptiv	$820	$751	$(160)	$1,154	$(1,745)	$820

Statement of Comprehensive Income Three Months Ended September 30, 2019

	Parent	Subsidiary Guarantors	Subsidiary Issuer/Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated

	(in millions)
Net income (loss)	$246	$123	$36	$360	$(513)	$252
Other comprehensive income (loss):
Currency translation adjustments	54	—	—	(164)	—	(110)
Net change in unrecognized loss on derivative instruments, net of tax	—	—	—	(5)	—	(5)
Employee benefit plans adjustment, net of tax	—	—	—	5	—	5
Other comprehensive income (loss)	54	—	—	(164)	—	(110)
Equity in other comprehensive (loss) income of subsidiaries	(161)	(38)	(5)	—	204	—
Comprehensive income (loss)	139	85	31	196	(309)	142
Comprehensive income attributable to noncontrolling interests	—	—	—	3	—	3
Comprehensive income (loss) attributable to Aptiv	$139	$85	$31	$193	$(309)	$139

Statement of Comprehensive Income Nine Months Ended September 30, 2019

	Parent	Subsidiary Guarantors	Subsidiary Issuer/Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated

	(in millions)
Net income (loss)	$760	$400	$49	$1,062	$(1,503)	$768
Other comprehensive income (loss):
Currency translation adjustments	62	—	—	(191)	—	(129)
Net change in unrecognized gain on derivative instruments, net of tax	—	—	—	13	—	13
Employee benefit plans adjustment, net of tax	—	—	—	10	—	10
Other comprehensive income (loss)	62	—	—	(168)	—	(106)
Equity in other comprehensive (loss) income of subsidiaries	(165)	12	—	—	153	—
Comprehensive income (loss)	657	412	49	894	(1,350)	662
Comprehensive income attributable to noncontrolling interests	—	—	—	5	—	5
Comprehensive income (loss) attributable to Aptiv	$657	$412	$49	$889	$(1,350)	$657

Statement of Comprehensive Income Three Months Ended September 30, 2018

	Parent	Subsidiary Guarantors	Subsidiary Issuer/Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated

	(in millions)
Net income (loss)	$222	$286	$(1)	$357	$(633)	$231
Other comprehensive (loss) income:
Currency translation adjustments	(22)	—	—	(14)	—	(36)
Net change in unrecognized gain on derivative instruments, net of tax	—	—	—	14	—	14
Employee benefit plans adjustment, net of tax	—	—	—	2	—	2
Other comprehensive (loss) income	(22)	—	—	2	—	(20)
Equity in other comprehensive income (loss) of subsidiaries	6	(13)	32	—	(25)	—
Comprehensive income (loss)	206	273	31	359	(658)	211
Comprehensive income attributable to noncontrolling interests	—	—	—	5	—	5
Comprehensive income (loss) attributable to Aptiv	$206	$273	$31	$354	$(658)	$206

Statement of Comprehensive Income Nine Months Ended September 30, 2018

	Parent	Subsidiary Guarantors	Subsidiary Issuer/Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated

	(in millions)
Net income (loss)	$820	$751	$(160)	$1,184	$(1,745)	$850
Other comprehensive income (loss):
Currency translation adjustments	31	—	—	(199)	—	(168)
Net change in unrecognized loss on derivative instruments, net of tax	—	—	—	(19)	—	(19)
Employee benefit plans adjustment, net of tax	—	—	—	12	—	12
Other comprehensive income (loss)	31	—	—	(206)	—	(175)
Equity in other comprehensive (loss) income of subsidiaries	(198)	(115)	33	—	280	—
Comprehensive income (loss)	653	636	(127)	978	(1,465)	675
Comprehensive income attributable to noncontrolling interests	—	—	—	22	—	22
Comprehensive income (loss) attributable to Aptiv	$653	$636	$(127)	$956	$(1,465)	$653

Balance Sheet as of September 30, 2019

	Parent	Subsidiary Guarantors	Subsidiary Issuer/Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated

	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$—	$341	$—	$341
Restricted cash	—	—	—	16	—	16
Accounts receivable, net	—	—	—	2,661	—	2,661
Intercompany receivables, current	11	16	312	5,913	(6,252)	—
Inventories	—	—	—	1,345	—	1,345
Other current assets	—	—	—	497	—	497
Assets held for sale	—	—	—	525	—	525
Total current assets	11	16	312	11,298	(6,252)	5,385
Long-term assets:
Intercompany receivables, long-term	—	—	768	399	(1,167)	—
Property, net	—	—	—	3,145	—	3,145
Operating lease right-of-use assets	—	—	—	411	—	411
Investments in affiliates	—	—	—	105	—	105
Investments in subsidiaries	8,095	8,629	1,768	—	(18,492)	—
Intangible assets, net	—	—	—	3,264	—	3,264
Other long-term assets	1	—	4	624	—	629
Total long-term assets	8,096	8,629	2,540	7,948	(19,659)	7,554
Total assets	$8,107	$8,645	$2,852	$19,246	$(25,911)	$12,939
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$—	$—	$165	$279	$—	$444
Accounts payable	—	—	—	2,232	—	2,232
Intercompany payables, current	1,419	4,215	618	—	(6,252)	—
Accrued liabilities	21	—	3	1,143	—	1,167
Liabilities held for sale	—	—	—	32	—	32
Total current liabilities	1,440	4,215	786	3,686	(6,252)	3,875
Long-term liabilities:
Long-term debt	2,886	—	1,026	27	—	3,939
Intercompany payables, long-term	—	—	226	941	(1,167)	—
Pension benefit obligations	—	—	—	422	—	422
Long-term operating lease liabilities	—	—	—	329	—	329
Other long-term liabilities	—	—	—	593	—	593
Total long-term liabilities	2,886	—	1,252	2,312	(1,167)	5,283
Total liabilities	4,326	4,215	2,038	5,998	(7,419)	9,158
Total Aptiv shareholders’ equity	3,781	4,430	814	13,032	(18,492)	3,565
Noncontrolling interest	—	—	—	216	—	216
Total shareholders’ equity	3,781	4,430	814	13,248	(18,492)	3,781
Total liabilities and shareholders’ equity	$8,107	$8,645	$2,852	$19,246	$(25,911)	$12,939

Balance Sheet as of December 31, 2018

	Parent	Subsidiary Guarantors	Subsidiary Issuer/Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated

	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$1	$—	$—	$566	$—	$567
Restricted cash	—	—	—	1	—	1
Accounts receivable, net	—	—	—	2,487	—	2,487
Intercompany receivables, current	54	16	3,114	4,201	(7,385)	—
Inventories	—	—	—	1,277	—	1,277
Other current assets	—	—	—	445	—	445
Total current assets	55	16	3,114	8,977	(7,385)	4,777
Long-term assets:
Intercompany receivables, long-term	—	—	768	1,424	(2,192)	—
Property, net	—	—	—	3,179	—	3,179
Investments in affiliates	—	—	—	99	—	99
Investments in subsidiaries	7,392	8,191	1,899	—	(17,482)	—
Intangible assets, net	—	—	—	3,904	—	3,904
Other long-term assets	—	—	6	515	—	521
Total long-term assets	7,392	8,191	2,673	9,121	(19,674)	7,703
Total assets	$7,447	$8,207	$5,787	$18,098	$(27,059)	$12,480
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$—	$—	$25	$281	$—	$306
Accounts payable	2	—	—	2,332	—	2,334
Intercompany payables, current	791	4,479	2,115	—	(7,385)	—
Accrued liabilities	31	—	11	1,012	—	1,054
Total current liabilities	824	4,479	2,151	3,625	(7,385)	3,694
Long-term liabilities:
Long-term debt	2,953	—	1,055	30	—	4,038
Intercompany payables, long-term	—	—	1,296	896	(2,192)	—
Pension benefit obligations	—	—	—	445	—	445
Other long-term liabilities	—	—	—	633	—	633
Total long-term liabilities	2,953	—	2,351	2,004	(2,192)	5,116
Total liabilities	3,777	4,479	4,502	5,629	(9,577)	8,810
Total Aptiv shareholders’ equity	3,670	3,728	1,285	12,258	(17,482)	3,459
Noncontrolling interest	—	—	—	211	—	211
Total shareholders’ equity	3,670	3,728	1,285	12,469	(17,482)	3,670
Total liabilities and shareholders’ equity	$7,447	$8,207	$5,787	$18,098	$(27,059)	$12,480

Statement of Cash Flows for the Nine Months Ended September 30, 2019

	Parent	Subsidiary Guarantors	Subsidiary Issuer/Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated

	(in millions)
Net cash (used in) provided by operating activities from continuing operations	$(44)	$—	$—	$965	$—	$921
Net cash used in operating activities from discontinued operations	—	—	—	—	—	—
Net cash (used in) provided by operating activities	(44)	—	—	965	—	921
Cash flows from investing activities:
Capital expenditures	—	—	—	(619)	—	(619)
Proceeds from sale of property / investments	—	—	—	13	—	13
Cost of business acquisitions, net of cash acquired	—	—	—	(23)	—	(23)
Cost of technology investments	—	—	—	(4)	—	(4)
Settlement of derivatives	—	—	—	1	—	1
Loans to affiliates	—	—	—	(681)	681	—
Repayments of loans from affiliates	—	—	—	175	(175)	—
Net cash (used in) provided by investing activities	—	—	—	(1,138)	506	(632)
Cash flows from financing activities:
Net proceeds under other short-term debt agreements	—	—	125	8	—	133
Repayments under other long-term debt agreements	—	—	(15)	—	—	(15)
Repayment of senior notes	(654)	—	—	—	—	(654)
Proceeds from issuance of senior notes, net of issuance costs	641	—	—	—	—	641
Proceeds from borrowings from affiliates	616	—	65	—	(681)	—
Payments on borrowings from affiliates	—	—	(175)	—	175	—
Repurchase of ordinary shares	(390)	—	—	—	—	(390)
Distribution of cash dividends	(170)	—	—	—	—	(170)
Taxes withheld and paid on employees' restricted share awards	—	—	—	(34)	—	(34)
Net cash provided by (used in) financing activities	43	—	—	(26)	(506)	(489)
Effect of exchange rate fluctuations on cash, cash equivalents and restricted cash	—	—	—	(10)	—	(10)
Decrease in cash, cash equivalents and restricted cash	(1)	—	—	(209)	—	(210)
Cash, cash equivalents and restricted cash at beginning of the period	1	—	—	567	—	568
Cash, cash equivalents and restricted cash at end of the period	$—	$—	$—	$358	$—	$358

Statement of Cash Flows for the Nine Months Ended September 30, 2018

	Parent	Subsidiary Guarantors	Subsidiary Issuer/Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated

	(in millions)
Net cash (used in) provided by operating activities from continuing operations	$(111)	$—	$—	$1,001	$—	$890
Net cash used in operating activities from discontinued operations	—	—	—	(19)	—	(19)
Net cash (used in) provided by operating activities	(111)	—	—	982	—	871
Cash flows from investing activities:
Capital expenditures	—	—	—	(661)	—	(661)
Proceeds from sale of property / investments	—	—	—	10	—	10
Cost of business acquisitions, net of cash acquired	—	—	—	(512)	—	(512)
Return of investment from subsidiaries	5,879	4,971	—	—	(10,850)	—
Settlement of derivatives	—	—	—	(6)	—	(6)
Loans to affiliates	—	—	—	(3,135)	3,135	—
Repayments of loans from affiliates	—	—	—	7,598	(7,598)	—
Net cash provided by (used in) investing activities	5,879	4,971	—	3,294	(15,313)	(1,169)
Cash flows from financing activities:
Net repayments under other short-term debt agreements	—	—	—	(11)	—	(11)
Repayments under other long-term debt agreements	—	—	(8)	—	—	(8)
Contingent consideration and deferred acquisition purchase price payments	—	—	—	(13)	—	(13)
Dividend payments of consolidated affiliates to minority shareholders	—	—	—	(26)	—	(26)
Proceeds from borrowings from affiliates	500	2,627	8	—	(3,135)	—
Payments on borrowings from affiliates	(5,879)	(1,719)	—	—	7,598	—
Dividends paid to affiliates	—	(5,879)	—	(4,971)	10,850	—
Repurchase of ordinary shares	(214)	—	—	—	—	(214)
Distribution of cash dividends	(175)	—	—	—	—	(175)
Taxes withheld and paid on employees' restricted share awards	—	—	—	(35)	—	(35)
Net cash (used in) provided by financing activities	(5,768)	(4,971)	—	(5,056)	15,313	(482)
Effect of exchange rate fluctuations on cash, cash equivalents and restricted cash	—	—	—	(45)	—	(45)
Decrease in cash, cash equivalents and restricted cash	—	—	—	(825)	—	(825)
Cash, cash equivalents and restricted cash at beginning of the period	1	—	—	1,596	—	1,597
Cash, cash equivalents and restricted cash at end of the period	$1	$—	$—	$771	$—	$772

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
Included below are sales and operating data for Aptiv’s segments for the three and nine months ended September 30, 2019 and 2018.

	Signal and Power Solutions	Advanced Safety and User Experience	Eliminations and Other (1)	Total

	(in millions)
For the Three Months Ended September 30, 2019:
Net sales	$2,584	$985	$(10)	$3,559
Depreciation and amortization	$134	$44	$—	$178
Adjusted operating income	$350	$60	$—	$410
Operating income	$292	$28	$—	$320
Equity income, net of tax	$5	$—	$—	$5
Net income attributable to noncontrolling interest	$6	$—	$—	$6

	Signal and Power Solutions	Advanced Safety and User Experience	Eliminations and Other (1)	Total

	(in millions)
For the Three Months Ended September 30, 2018:
Net sales	$2,535	$956	$(6)	$3,485
Depreciation and amortization	$124	$39	$—	$163
Adjusted operating income	$346	$74	$—	$420
Operating income	$277	$46	$—	$323
Equity income, net of tax	$4	$—	$—	$4
Net income attributable to noncontrolling interest	$9	$—	$—	$9

	Signal and Power Solutions	Advanced Safety and User Experience	Eliminations and Other (1)	Total

	(in millions)
For the Nine Months Ended September 30, 2019:
Net sales	$7,731	$3,058	$(28)	$10,761
Depreciation and amortization	$401	$138	$—	$539
Adjusted operating income	$970	$190	$—	$1,160
Operating income	$851	$101	$—	$952
Equity income, net of tax	$12	$—	$—	$12
Net income attributable to noncontrolling interest	$8	$—	$—	$8

	Signal and Power Solutions	Advanced Safety and User Experience	Eliminations and Other (1)	Total

	(in millions)
For the Nine Months Ended September 30, 2018:
Net sales	$7,802	$3,032	$(35)	$10,799
Depreciation and amortization	$361	$113	$—	$474
Adjusted operating income	$1,083	$238	$—	$1,321
Operating income	$956	$162	$—	$1,118
Equity income, net of tax	$17	$—	$—	$17
Net income attributable to noncontrolling interest	$30	$—	$—	$30

(1)	Eliminations and Other includes the elimination of inter-segment transactions.
The reconciliation of Adjusted Operating Income to operating income includes, as applicable, restructuring, other acquisition and portfolio project costs (which includes costs incurred to integrate acquired businesses and to plan and execute product portfolio transformation actions, including business and product acquisitions and divestitures), asset impairments, gains (losses) on business divestitures and deferred compensation related to acquisitions. The reconciliations of Adjusted Operating Income to net income attributable to Aptiv for the three and nine months ended September 30, 2019 and 2018 are as follows:

	Signal and Power Solutions	Advanced Safety and User Experience	Eliminations and Other	Total

	(in millions)
For the Three Months Ended September 30, 2019:
Adjusted operating income	$350	$60	$—	$410
Restructuring	(46)	(15)	—	(61)
Other acquisition and portfolio project costs	(11)	(6)	—	(17)
Asset impairments	(1)	—	—	(1)
Deferred compensation related to nuTonomy acquisition	—	(11)	—	(11)
Operating income	$292	$28	$—	320
Interest expense				(42)
Other income, net				7
Income before income taxes and equity income				285
Income tax expense				(38)
Equity income, net of tax				5
Net income				252
Net income attributable to noncontrolling interest				6
Net income attributable to Aptiv				$246

	Signal and Power Solutions	Advanced Safety and User Experience	Eliminations and Other	Total

	(in millions)
For the Three Months Ended September 30, 2018:
Adjusted operating income	$346	$74	$—	$420
Restructuring	(58)	(7)	—	(65)
Other acquisition and portfolio project costs	(11)	(5)	—	(16)
Asset impairments	—	(1)	—	(1)
Deferred compensation related to nuTonomy acquisition	—	(15)	—	(15)
Operating income	$277	$46	$—	323
Interest expense				(34)
Other income, net				4
Income before income taxes and equity income				293
Income tax expense				(66)
Equity income, net of tax				4
Net income				231
Net income attributable to noncontrolling interest				9
Net income attributable to Aptiv				$222

	Signal and Power Solutions	Advanced Safety and User Experience	Eliminations and Other	Total

	(in millions)
For the Nine Months Ended September 30, 2019:
Adjusted operating income	$970	$190	$—	$1,160
Restructuring	(88)	(30)	—	(118)
Other acquisition and portfolio project costs	(29)	(16)	—	(45)
Asset impairments	(2)	(9)	—	(11)
Deferred compensation related to nuTonomy acquisition	—	(34)	—	(34)
Operating income	$851	$101	$—	952
Interest expense				(123)
Other income, net				29
Income before income taxes and equity income				858
Income tax expense				(102)
Equity income, net of tax				12
Net income				768
Net income attributable to noncontrolling interest				8
Net income attributable to Aptiv				$760

	Signal and Power Solutions	Advanced Safety and User Experience	Eliminations and Other	Total

	(in millions)
For the Nine Months Ended September 30, 2018:
Adjusted operating income	$1,083	$238	$—	$1,321
Restructuring	(87)	(13)	—	(100)
Other acquisition and portfolio project costs	(39)	(18)	—	(57)
Asset impairments	(1)	(1)	—	(2)
Deferred compensation related to nuTonomy acquisition	—	(44)	—	(44)
Operating income	$956	$162	$—	1,118
Interest expense				(104)
Other income, net				27
Income before income taxes and equity income				1,041
Income tax expense				(208)
Equity income, net of tax				17
Net income				850
Net income attributable to noncontrolling interest				30
Net income attributable to Aptiv				$820

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
Disaggregation of Revenue
Revenue generated from Aptiv’s operating segments is disaggregated by primary geographic market in the following tables for the three and nine months ended September 30, 2019 and 2018. Information concerning geographic market reflects the manufacturing location.

For the Three Months Ended September 30, 2019:	Signal and Power Solutions	Advanced Safety and User Experience	Eliminations and Other	Total

	(in millions)
Geographic Market
North America	$1,062	$308	$(1)	$1,369
Europe, Middle East and Africa	734	421	(4)	1,151
Asia Pacific	724	256	(5)	975
South America	64	—	—	64
Total net sales	$2,584	$985	$(10)	$3,559

For the Three Months Ended September 30, 2018:	Signal and Power Solutions	Advanced Safety and User Experience	Eliminations and Other	Total

	(in millions)
Geographic Market
North America	$1,070	$326	$—	$1,396
Europe, Middle East and Africa	681	377	(1)	1,057
Asia Pacific	720	252	(4)	968
South America	64	1	(1)	64
Total net sales	$2,535	$956	$(6)	$3,485

For the Nine Months Ended September 30, 2019:	Signal and Power Solutions	Advanced Safety and User Experience	Eliminations and Other	Total

	(in millions)
Geographic Market
North America	$3,250	$954	$(2)	$4,202
Europe, Middle East and Africa	2,293	1,324	(9)	3,608
Asia Pacific	2,000	776	(17)	2,759
South America	188	4	—	192
Total net sales	$7,731	$3,058	$(28)	$10,761

For the Nine Months Ended September 30, 2018:	Signal and Power Solutions	Advanced Safety and User Experience	Eliminations and Other	Total

	(in millions)
Geographic Market
North America	$3,162	$1,005	$(4)	$4,163
Europe, Middle East and Africa	2,322	1,247	(10)	3,559
Asia Pacific	2,114	777	(20)	2,871
South America	204	3	(1)	206
Total net sales	$7,802	$3,032	$(35)	$10,799

Contract Balances
Consistent with the recognition of production parts revenue at a point in time as title transfers to the customer, Aptiv has no contract assets or contract liabilities balances as of September 30, 2019 or December 31, 2018.

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
Costs to Obtain a Contract
From time to time, Aptiv makes payments to customers in conjunction with ongoing business. These payments to customers are generally recognized as a reduction to revenue at the time of the commitment to make these payments. However, certain other payments to customers, or upfront fees, meet the criteria to be considered a cost to obtain a contract as they are directly attributable to a contract, are incremental and management expects the fees to be recoverable. As of September 30, 2019 and December 31, 2018, Aptiv has recorded $84 million (of which $18 million was classified within other current assets and $66 million was classified within other long-term assets) and $72 million (of which $8 million was classified within other current assets and $64 million was classified within other long-term assets), respectively, related to these capitalized upfront fees.
Capitalized upfront fees are amortized to revenue based on the transfer of goods and services to the customer for which the upfront fees relate, which typically range from three to five years. There have been no impairment losses in relation to the costs capitalized. The amount of amortization to net sales was $2 million and $1 million for the three months ended September 30, 2019 and 2018, respectively, and $7 million and $3 million for the nine months ended September 30, 2019 and 2018, respectively.

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
The components of lease expense were as follows:

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019

	(in millions)
Lease cost:
Finance lease cost:
Amortization of right-of-use assets	$2	$3
Interest on lease liabilities	—	1
Total finance lease cost	2	4
Operating lease cost	28	84
Short-term lease cost	4	10
Variable lease cost	1	2
Sublease income (1)	—	—
Total lease cost	$35	$100

(1)	Sublease income excludes rental income from owned properties of $3 million and $9 million for the three and nine months ended September 30, 2019, respectively, which is included in other income, net.

Supplemental cash flow and other information related to leases was as follows:

Nine Months Ended September 30, 2019

(in millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for finance leases	$1
Operating cash flows for operating leases	85
Financing cash flows for finance leases	2
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$76
Finance leases	5

Supplemental balance sheet information related to leases was as follows:

September 30, 2019

(dollars in millions)
Operating leases:
Operating lease right-of-use assets	$411
Accrued liabilities (Note 5)	$92
Long-term operating lease liabilities	329
Total operating lease liabilities	$421

Finance leases:
Property and equipment	$30
Less: accumulated depreciation	(8)
Total property, net	$22
Short-term debt (Note 8)	$4
Long-term debt (Note 8)	19
Total finance lease liabilities	$23

Weighted average remaining lease term:
Operating leases	6 years
Finance leases	6 years

Weighted average discount rate:
Operating leases	3.5%
Finance leases	4.0%

Additionally, the Company reclassified $13 million of operating lease right-of-use assets and $13 million of operating lease liabilities as held for sale in the consolidated balance sheet as of September 30, 2019. Refer to Note 17. Acquisitions and Divestitures for further information regarding the Company's assets and liabilities held for sale.

Maturities of lease liabilities were as follows:

	Operating Leases	Finance Leases

	(in millions)
As of September 30, 2019:
2019 (remaining as of September 30, 2019)	$27	$1
2020	102	6
2021	89	5
2022	74	4
2023	55	3
Thereafter	124	8
Total lease payments	471	27
Less: imputed interest	(50)	(4)
Total	$421	$23

As of September 30, 2019, the Company has entered into additional operating leases, primarily for real estate, that have not yet commenced of approximately $25 million. These operating leases primarily relate to Aptiv’s held for sale operations and are anticipated to commence primarily in 2020 with lease terms of 8 to 10 years.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
This Quarterly Report on Form 10-Q, including the exhibits being filed as part of this report, as well as other statements made by Aptiv PLC (“Aptiv,” the “Company,” “we,” “us” and “our”), contain forward-looking statements that reflect, when made, the Company’s current views with respect to current events and financial performance. Such forward-looking statements are subject to many risks, uncertainties and factors relating to the Company’s operations and business environment, which may cause the actual results of the Company to be materially different from any future results, express or implied, by such forward-looking statements. All statements that address future operating, financial or business performance or the Company’s strategies or expectations are forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “will,” “should,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “projects,” “potential,” “outlook” or “continue,” and other comparable terminology. Factors that could cause actual results to differ materially from these forward-looking statements include, but are not limited to, the following: global and regional economic conditions, including conditions affecting the credit market and resulting from the United Kingdom referendum in which voters approved an exit from the European Union, commonly referred to as “Brexit,” the timing and terms of which remain undetermined; fluctuations in interest rates and foreign currency exchange rates; the cyclical nature of global automotive sales and production; the potential disruptions in the supply of and changes in the competitive environment for raw material integral to the Company’s products; the Company’s ability to maintain contracts that are critical to its operations; potential changes to beneficial free trade laws and regulations such as the North American Free Trade Agreement and its anticipated successor agreement, the United States-Mexico-Canada Agreement which remains subject to approval; the ability of the Company to integrate and realize the expected benefits of recent transactions; the ability of the Company to attract, motivate and/or retain key executives; the ability of the Company to avoid or continue to operate during a strike, or partial work stoppage or slow down by any of its unionized employees or those of its principal customers; and the ability of the Company to attract and retain customers. Additional factors are discussed under the captions “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s filings with the Securities and Exchange Commission, including those set forth in the Company’s Annual Report on Form 10-K for fiscal year ended December 31, 2018 and within this Form 10-Q filing. New risks and uncertainties arise from time to time, and it is impossible for us to predict these events or how they may affect the Company. It should be remembered that the price of the ordinary shares and any income from them can go down as well as up. Aptiv disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events and/or otherwise, except as may be required by law.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following management’s discussion and analysis of financial condition and results of operations (“MD&A”) is intended to help you understand the business operations and financial condition of the Company for the three and nine months ended September 30, 2019. This discussion should be read in conjunction with Item 1. Financial Statements. Our MD&A is presented in eight sections:

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
Our total net sales during the three and nine months ended September 30, 2019 were $3.6 billion and $10.8 billion, an increase of 2% and flat compared to the same periods of 2018, respectively. The increase in our total net sales during the three months ended September 30, 2019 is primarily attributable to volume increases in Europe and Asia Pacific, partially offset by the unfavorable impacts of foreign currency. Volumes in North America were flat during the three months ended September 30, 2019 compared to the same period of 2018, primarily due to the adverse impacts of approximately $70 million in the third quarter resulting from the GM labor strike. Our overall lean cost structure, along with continued above-market sales growth, has enabled us to maintain strong levels of operating income while continuing to strategically invest in the future.
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
There have also been periods of increased market volatility and currency exchange rate fluctuations, both globally and most specifically within the U.K. and Europe, as a result of the U.K. referendum in which voters approved an exit from the European Union (“E.U.”), commonly referred to as “Brexit,” the timing and terms of which remain undetermined. The proposed withdrawal has created significant uncertainty about the future relationship between the U.K. and the E.U. These developments, or the perception that any of them could occur, may adversely affect European and worldwide economic and market conditions, including vehicle production, significantly reduce global market liquidity and restrict the ability of key market participants to operate in certain financial markets and could contribute to instability in global financial and foreign exchange markets, including increased volatility in interest rates and foreign exchange rates. Although we do not have a material physical presence in the U.K., with less than 1% of our workforce located in the U.K. and approximately 1% of our annual net sales generated in the U.K., the potential impacts of the impending Brexit decision could adversely impact other global economies, and in particular, the European economy, a region which accounted for approximately 34% of our total net sales for the nine months ended September 30, 2019. We continue to actively monitor the ongoing potential impacts of Brexit and will seek to minimize its impact on our business through review of our existing contractual arrangements and obligations, particularly in the European region.
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
We are focused on maintaining a low fixed cost structure that provides us flexibility to remain profitable at all points of the traditional vehicle industry production cycle. As a result, approximately 96% of our hourly workforce is located in best cost countries. Furthermore, we have substantial operational flexibility by leveraging a large workforce of temporary workers, which represented approximately 16% of the hourly workforce as of September 30, 2019. However, we will continue to adjust our cost structure and optimize our manufacturing footprint in response to changes in the global and regional automotive markets and in order to increase investment in advanced technologies and engineering, as evidenced by our ongoing restructuring programs focused on the continued rotation of our manufacturing footprint to best cost locations in Europe and on reducing our global overhead costs. As we continue to operate in a cyclical industry that is impacted by movements in the global and regional economies, we continually evaluate opportunities to further refine our cost structure.
We have a strong balance sheet with gross debt of approximately $4.4 billion and substantial available liquidity of approximately $2.3 billion of cash and cash equivalents and available financing under our Revolving Credit Facility and committed European accounts receivable factoring facility as of September 30, 2019, and no significant U.S. defined benefit or workforce postretirement health care benefits and employer-paid postretirement basic life insurance benefits (“OPEB”) liabilities. We intend to maintain strong financial discipline targeting industry-leading earnings growth, cash flow generation and return on invested capital and to maintain sufficient liquidity to sustain our financial flexibility throughout the industry cycle.
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
We are continuing to invest in the automated driving space, and have continued to develop market-leading automated driving platform solutions such as automated driving software, key active safety sensing technologies and our Multi-Domain Controller, which fuses information from sensing systems as well as mapping and navigation data to make driving decisions. We believe we are well-aligned with industry technology trends that will result in sustainable future growth in this space, and have partnered with leaders in their respective fields to advance the pace of development and commercialization of these emerging technologies. For instance, we have entered into a collaborative arrangement with Intel Corporation and the BMW Group to develop and deploy automated driving technology. Additionally, in 2017 we acquired nuTonomy, Inc. (“nuTonomy”) in order to further accelerate the commercialization of automated driving solutions. The acquisition of nuTonomy is the latest in a series of investments we have made to expand our position in the new mobility space, including the 2015 acquisition of automated driving software developer Ottomatika.
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
In an effort to further our leadership position in the automated driving space, in September 2019 we entered into a definitive agreement with Hyundai Motor Group to form a new joint venture focused on the design, development and commercialization of autonomous driving technologies. We expect this partnership to advance the development of production-ready autonomous driving systems for commercialization by bringing together our innovative vehicle technologies in the new mobility space with one of the world’s largest vehicle manufacturers. The joint venture anticipates it will begin testing fully driverless systems in 2020 and have a production-ready autonomous driving platform available for robotaxi providers, fleet operators and automotive manufacturers in 2022. As a result of our substantial investments and strategic partnerships, we believe we are well-aligned with industry technology trends that will result in sustainable future growth in these evolving areas.
However, there are many risks associated with these evolving areas, including the high development costs of active safety and autonomous driving technologies, the uncertain timing of customer and consumer adoption of these technologies, increased competition from entrants outside the traditional automotive industry and new and emerging regulations, such as the recently released federal guidance for automated driving systems published by the U.S. Department of Transportation. While we believe we are well-positioned in these markets, the high development cost of active safety and autonomous driving technologies may result in a higher risk of exposure to the success of new or disruptive technologies different than those being developed by us or our partners.

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
Three and Nine Months Ended September 30, 2019 versus Three and Nine Months Ended September 30, 2018
The results of operations for the three and nine months ended September 30, 2019 and 2018 were as follows:

	Three Months Ended September 30,					Nine Months Ended September 30,
	2019		2018		Favorable/(unfavorable)	2019		2018		Favorable/(unfavorable)

	(dollars in millions)
Net sales	$3,559		$3,485		$74	$10,761		$10,799		$(38)
Cost of sales	2,882		2,834		(48)	8,802		8,739		(63)
Gross margin	677	19.0%	651	18.7%	26	1,959	18.2%	2,060	19.1%	(101)
Selling, general and administrative	262		232		(30)	778		751		(27)
Amortization	34		31		(3)	111		91		(20)
Restructuring	61		65		4	118		100		(18)
Operating income	320		323		(3)	952		1,118		(166)
Interest expense	(42)		(34)		(8)	(123)		(104)		(19)
Other income, net	7		4		3	29		27		2
Income before income taxes and equity income	285		293		(8)	858		1,041		(183)
Income tax expense	(38)		(66)		28	(102)		(208)		106
Income before equity income	247		227		20	756		833		(77)
Equity income, net of tax	5		4		1	12		17		(5)
Net income	252		231		21	768		850		(82)
Net income attributable to noncontrolling interest	6		9		(3)	8		30		(22)
Net income attributable to Aptiv	$246		$222		$24	$760		$820		$(60)

Total Net Sales
Below is a summary of our total net sales for the three months ended September 30, 2019 versus September 30, 2018.

	Three Months Ended September 30,			Variance Due To:
	2019	2018	Favorable/(unfavorable)	Volume, net of contractual price reductions	FX	Commodity pass-through	Other	Total

	(in millions)			(in millions)
Total net sales	$3,559	$3,485	$74	$154	$(68)	$(12)	$—	$74
Total net sales for the three months ended September 30, 2019 increased 2% compared to the three months ended September 30, 2018. We experienced volume growth of 6% for the period, primarily as a result of increases in Europe and Asia Pacific. Volume growth was also impacted by increased net sales of $64 million as a result of the acquisition of Winchester in 2018 and adverse impacts of approximately $70 million resulting from the GM labor strike. Volume growth was offset by unfavorable foreign currency impacts, primarily related to the Euro and Chinese Yuan Renminbi, and contractual price reductions. Refer to Note 17. Acquisitions and Divestitures to the consolidated financial statements contained herein for further detail of our business acquisitions.
Below is a summary of our total net sales for the nine months ended September 30, 2019 versus September 30, 2018.

	Nine Months Ended September 30,			Variance Due To:
	2019	2018	Favorable/(unfavorable)	Volume, net of contractual price reductions	FX	Commodity pass-through	Other	Total

	(in millions)			(in millions)
Total net sales	$10,761	$10,799	$(38)	$346	$(339)	$(45)	$—	$(38)
Total net sales for the nine months ended September 30, 2019 remained consistent compared to the nine months ended September 30, 2018. We experienced volume growth of 5% for the period, primarily as a result of increases in Europe and North America. Volume growth was also impacted by increased net sales of $306 million as a result of the acquisitions of KUM and Winchester in 2018 and adverse impacts of approximately $70 million resulting from the GM labor strike. Volume growth was offset by unfavorable foreign currency impacts, primarily related to the Euro and Chinese Yuan Renminbi, and contractual price reductions. Refer to Note 17. Acquisitions and Divestitures to the consolidated financial statements contained herein for further detail of our business acquisitions.

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
Cost of sales increased $48 million for the three months ended September 30, 2019 compared to the three months ended September 30, 2018, as summarized below. The Company’s material cost of sales was approximately 50% of net sales in both the three months ended September 30, 2019 and 2018.

	Three Months Ended September 30,			Variance Due To:
	2019	2018	Favorable/(unfavorable)	Volume (a)	FX	Operational performance	Other	Total

	(dollars in millions)			(in millions)
Cost of sales	$2,882	$2,834	$(48)	$(165)	$68	$32	$17	$(48)
Gross margin	$677	$651	$26	$(11)	$—	$32	$5	$26
Percentage of net sales	19.0%	18.7%

(a)	Presented net of contractual price reductions for gross margin variance.

The increase in cost of sales reflects increased volumes, partially offset by the impacts from currency exchange and operational performance improvements. Cost of sales was also impacted by the following items in Other above:

•	$12 million of decreased commodity pass-through costs; and

•	$4 million of decreased warranty costs.

Cost of sales increased $63 million for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018, as summarized below. The Company’s material cost of sales was approximately 50% of net sales in both the nine months ended September 30, 2019 and 2018.

	Nine Months Ended September 30,			Variance Due To:
	2019	2018	Favorable/(unfavorable)	Volume (a)	FX	Operational performance	Other	Total

	(dollars in millions)			(in millions)
Cost of sales	$8,802	$8,739	$(63)	$(473)	$267	$68	$75	$(63)
Gross margin	$1,959	$2,060	$(101)	$(127)	$(72)	$68	$30	$(101)
Percentage of net sales	18.2%	19.1%

(a)	Presented net of contractual price reductions for gross margin variance.
The increase in cost of sales reflects increased volumes and incremental investment in advanced technologies and engineering, partially offset by the impacts from currency exchange and operational performance improvements. Cost of sales was also impacted by the following items in Other above:

•	$45 million of decreased commodity pass-through costs; and

•	$8 million of decreased warranty costs.

Selling, General and Administrative Expense

	Three Months Ended September 30,
	2019	2018	Favorable/ (unfavorable)

	(dollars in millions)
Selling, general and administrative expense	$262	$232	$(30)
Percentage of net sales	7.4%	6.7%

	Nine Months Ended September 30,
	2019	2018	Favorable/ (unfavorable)

	(dollars in millions)
Selling, general and administrative expense	$778	$751	$(27)
Percentage of net sales	7.2%	7.0%
Selling, general and administrative expense (“SG&A”) includes administrative expenses, information technology costs and incentive compensation related costs. SG&A increased as a percentage of net sales for the three and nine months ended September 30, 2019 as compared to 2018, primarily due to the impacts of our acquisitions, partially offset by cost reduction initiatives, including our continuing rotation to best cost manufacturing locations in Europe and initiatives focused on reducing global overhead costs.

Amortization

	Three Months Ended September 30,
	2019	2018	Favorable/ (unfavorable)

	(in millions)
Amortization	$34	$31	$(3)

	Nine Months Ended September 30,
	2019	2018	Favorable/ (unfavorable)

	(in millions)
Amortization	$111	$91	$(20)
Amortization expense reflects the non-cash charge related to definite-lived intangible assets. The increase in amortization during the three and nine months ended September 30, 2019 compared to 2018 reflects $8 million of intangible asset impairment charges recorded during the nine months ended September 30, 2019 and the continued amortization of our definite-lived intangible assets, which resulted primarily from our acquisitions, over their estimated useful lives. Refer to Note 17. Acquisitions and Divestitures to the consolidated financial statements contained herein for further detail of our business acquisitions, including details of the intangible assets recorded in each transaction.

Restructuring

	Three Months Ended September 30,
	2019	2018	Favorable/ (unfavorable)

	(dollars in millions)
Restructuring	$61	$65	$4
Percentage of net sales	1.7%	1.9%

	Nine Months Ended September 30,
	2019	2018	Favorable/ (unfavorable)

	(dollars in millions)
Restructuring	$118	$100	$(18)
Percentage of net sales	1.1%	0.9%
Restructuring expense was consistent for the three months ended September 30, 2019 as compared to 2018. The increase in restructuring expense recorded during the nine months ended September 30, 2019 as compared to 2018 is primarily attributable to an increase in costs recognized for global overhead reductions as compared to the prior period.
The Company recorded employee-related and other restructuring charges related to these programs totaling approximately $61 million and $118 million during the three and nine months ended September 30, 2019, respectively, of which $43 million and $59 million, respectively, was recognized for programs implemented in the European region, pursuant to the Company’s ongoing overhead cost reduction strategy.
The Company recorded employee-related and other restructuring charges related to these programs totaling approximately $65 million and $100 million during the three and nine months ended September 30, 2018, respectively, of which $37 million and $59 million, respectively, was recognized for programs focused on the continued rotation of our manufacturing footprint to best cost locations in Europe and reducing overhead costs in the region.
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
Refer to Note 7. Restructuring to the consolidated financial statements contained herein for additional information.

Interest Expense

	Three Months Ended September 30,
	2019	2018	Favorable/ (unfavorable)

	(in millions)
Interest expense	$42	$34	$(8)

	Nine Months Ended September 30,
	2019	2018	Favorable/ (unfavorable)

	(in millions)
Interest expense	$123	$104	$(19)
The increase in interest expense during the three and nine months ended September 30, 2019 compared to 2018 reflects the issuance of the 2019 Senior Notes in the first quarter of 2019, which were utilized to redeem the 3.15% Senior Notes, and increased short-term borrowings. Refer to Note 8. Debt to the consolidated financial statements contained herein for additional information.

Other Income, Net

	Three Months Ended September 30,
	2019	2018	Favorable/ (unfavorable)

	(in millions)
Other income, net	$7	$4	$3

	Nine Months Ended September 30,
	2019	2018	Favorable/ (unfavorable)

	(in millions)
Other income, net	$29	$27	$2
As further discussed in Note 17. Acquisitions and Divestitures to the consolidated financial statements contained herein, during the nine months ended September 30, 2019, Aptiv recorded a pre-tax unrealized gain of $19 million related to increases in fair value of its equity investments without readily determinable fair values. Also, as further discussed in Note 8. Debt to the consolidated financial statements contained herein, during the nine months ended September 30, 2019, Aptiv redeemed for cash the entire $650 million aggregate principal amount outstanding of the 3.15% Senior Notes, resulting in a loss on debt extinguishment of approximately $6 million. Aptiv also recorded $3 million and $11 million of interest income during the three and nine months ended September 30, 2019, respectively.
During the nine months ended September 30, 2018, Aptiv incurred approximately $9 million in transaction costs related to the acquisition of KUM and, as further discussed in Note 14. Derivatives and Hedging Activities to the consolidated financial statements contained herein, recorded a gain of $4 million on forward contracts entered into in order to hedge portions of the currency risk associated with the cash payment for the acquisition of KUM. Aptiv also recorded $5 million and $17 million of interest income during the three and nine months ended September 30, 2018, respectively. Additionally, during the three and nine months ended September 30, 2018, Aptiv recorded $2 million and $8 million, respectively, for certain fees earned pursuant to the Transition Services Agreement in connection with the Separation of the Company’s former Powertrain Systems business.

Income Taxes

	Three Months Ended September 30,
	2019	2018	Favorable/ (unfavorable)

	(in millions)
Income tax expense	$38	$66	$28

	Nine Months Ended September 30,
	2019	2018	Favorable/ (unfavorable)

	(in millions)
Income tax expense	$102	$208	$106
The Company’s tax rate is affected by the fact that its parent entity was a U.K. resident taxpayer and became an Irish resident taxpayer in April 2018, the tax rates in Ireland, the U.K. and other jurisdictions in which the Company operates, the relative amount of income earned by jurisdiction and the relative amount of losses or income for which no tax benefit or expense was recognized due to a valuation allowance. The Company’s effective tax rate is also impacted by the receipt of certain tax incentives and holidays that reduce the effective tax rate for certain subsidiaries below the statutory rate.
The Company’s effective tax rate for the three and nine months ended September 30, 2019 also includes net discrete tax benefits of $8 million and $39 million, respectively, primarily related to changes in reserves, changes in accruals for unremitted earnings and provision to return adjustments, as further discussed in Note 11. Income Taxes to the consolidated financial statements contained herein. The effective tax rate for the three and nine months ended September 30, 2018 includes net discrete tax expense of $28 million and $48 million, respectively, primarily related to the Company’s intellectual property transfer and a change in the provisional accrual of transition tax for untaxed foreign earnings, as further discussed in Note 11. Income Taxes to the consolidated financial statements contained herein.

Equity Income

	Three Months Ended September 30,
	2019	2018	Favorable/ (unfavorable)

	(in millions)
Equity income, net of tax	$5	$4	$1

	Nine Months Ended September 30,
	2019	2018	Favorable/ (unfavorable)

	(in millions)
Equity income, net of tax	$12	$17	$(5)
Equity income, net of tax reflects the Company’s interest in the results of ongoing operations of entities accounted for as equity-method investments. Equity income remained consistent for the three months ended September 30, 2019 and decreased for the nine months ended September 30, 2019 as compared to the same periods of 2018, primarily attributable to the performance of our joint ventures in North America and Asia Pacific as compared to the prior period.

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
The reconciliation of Adjusted Operating Income to operating income includes, as applicable, restructuring, other acquisition and portfolio project costs (which includes costs incurred to integrate acquired businesses and to plan and execute product portfolio transformation actions, including business and product acquisitions and divestitures), asset impairments, gains (losses) on business divestitures and deferred compensation related to acquisitions. The reconciliations of Adjusted Operating Income to net income attributable to Aptiv for the three and nine months ended September 30, 2019 and 2018 are as follows:

	Signal and Power Solutions	Advanced Safety and User Experience	Eliminations and Other	Total

	(in millions)
For the Three Months Ended September 30, 2019:
Adjusted operating income	$350	$60	$—	$410
Restructuring	(46)	(15)	—	(61)
Other acquisition and portfolio project costs	(11)	(6)	—	(17)
Asset impairments	(1)	—	—	(1)
Deferred compensation related to nuTonomy acquisition	—	(11)	—	(11)
Operating income	$292	$28	$—	320
Interest expense				(42)
Other income, net				7
Income before income taxes and equity income				285
Income tax expense				(38)
Equity income, net of tax				5
Net income				252
Net income attributable to noncontrolling interest				6
Net income attributable to Aptiv				$246

	Signal and Power Solutions	Advanced Safety and User Experience	Eliminations and Other	Total

	(in millions)
For the Three Months Ended September 30, 2018:
Adjusted operating income	$346	$74	$—	$420
Restructuring	(58)	(7)	—	(65)
Other acquisition and portfolio project costs	(11)	(5)	—	(16)
Asset impairments	—	(1)	—	(1)
Deferred compensation related to nuTonomy acquisition	—	(15)	—	(15)
Operating income	$277	$46	$—	323
Interest expense				(34)
Other income, net				4
Income before income taxes and equity income				293
Income tax expense				(66)
Equity income, net of tax				4
Net income				231
Net income attributable to noncontrolling interest				9
Net income attributable to Aptiv				$222

	Signal and Power Solutions	Advanced Safety and User Experience	Eliminations and Other	Total

	(in millions)
For the Nine Months Ended September 30, 2019:
Adjusted operating income	$970	$190	$—	$1,160
Restructuring	(88)	(30)	—	(118)
Other acquisition and portfolio project costs	(29)	(16)	—	(45)
Asset impairments	(2)	(9)	—	(11)
Deferred compensation related to nuTonomy acquisition	—	(34)	—	(34)
Operating income	$851	$101	$—	952
Interest expense				(123)
Other income, net				29
Income before income taxes and equity income				858
Income tax expense				(102)
Equity income, net of tax				12
Net income				768
Net income attributable to noncontrolling interest				8
Net income attributable to Aptiv				$760

	Signal and Power Solutions	Advanced Safety and User Experience	Eliminations and Other	Total

	(in millions)
For the Nine Months Ended September 30, 2018:
Adjusted operating income	$1,083	$238	$—	$1,321
Restructuring	(87)	(13)	—	(100)
Other acquisition and portfolio project costs	(39)	(18)	—	(57)
Asset impairments	(1)	(1)	—	(2)
Deferred compensation related to nuTonomy acquisition	—	(44)	—	(44)
Operating income	$956	$162	$—	1,118
Interest expense				(104)
Other income, net				27
Income before income taxes and equity income				1,041
Income tax expense				(208)
Equity income, net of tax				17
Net income				850
Net income attributable to noncontrolling interest				30
Net income attributable to Aptiv				$820

Net sales, gross margin as a percentage of net sales and Adjusted Operating Income by segment for the three and nine months ended September 30, 2019 and 2018 are as follows:
Net Sales by Segment

	Three Months Ended September 30,			Variance Due To:
	2019	2018	Favorable/ (unfavorable)	Volume, net of contractual price reductions	FX	Commodity pass-through	Other	Total

	(in millions)			(in millions)
Signal and Power Solutions	$2,584	$2,535	$49	$113	$(52)	$(12)	$—	$49
Advanced Safety and User Experience	985	956	29	45	(16)	—	—	29
Eliminations and Other	(10)	(6)	(4)	(4)	—	—	—	(4)
Total	$3,559	$3,485	$74	$154	$(68)	$(12)	$—	$74

	Nine Months Ended September 30,			Variance Due To:
	2019	2018	Favorable/ (unfavorable)	Volume, net of contractual price reductions	FX	Commodity pass-through	Other	Total

	(in millions)			(in millions)
Signal and Power Solutions	$7,731	$7,802	$(71)	$231	$(257)	$(45)	$—	$(71)
Advanced Safety and User Experience	3,058	3,032	26	110	(84)	—	—	26
Eliminations and Other	(28)	(35)	7	5	2	—	—	7
Total	$10,761	$10,799	$(38)	$346	$(339)	$(45)	$—	$(38)

Gross Margin Percentage by Segment

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Signal and Power Solutions	21.8%	21.1%	20.9%	21.6%
Advanced Safety and User Experience	11.6%	12.1%	11.3%	12.4%
Eliminations and Other	—%	—%	—%	—%
Total	19.0%	18.7%	18.2%	19.1%
Adjusted Operating Income by Segment

	Three Months Ended September 30,			Variance Due To:
	2019	2018	Favorable/ (unfavorable)	Volume, net of contractual price reductions	Operational performance	Other	Total

	(in millions)			(in millions)
Signal and Power Solutions	$350	$346	$4	$(13)	$22	$(5)	$4
Advanced Safety and User Experience	60	74	(14)	2	6	(22)	(14)
Eliminations and Other	—	—	—	—	—	—	—
Total	$410	$420	$(10)	$(11)	$28	$(27)	$(10)
As noted in the table above, Adjusted Operating Income for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018 was impacted by volume and contractual price reductions, including product mix and adverse impacts of approximately $30 million resulting from the GM labor strike, and operational performance improvements, as well as the following items included within Other in the table above:

•	$15 million of increased depreciation and amortization, not including the impact of asset impairments, primarily as a result of a higher fixed asset base.

	Nine Months Ended September 30,			Variance Due To:
	2019	2018	Favorable/ (unfavorable)	Volume, net of contractual price reductions	Operational performance	Other	Total

	(in millions)			(in millions)
Signal and Power Solutions	$970	$1,083	$(113)	$(114)	$38	$(37)	$(113)
Advanced Safety and User Experience	190	238	(48)	(13)	20	(55)	(48)
Eliminations and Other	—	—	—	—	—	—	—
Total	$1,160	$1,321	$(161)	$(127)	$58	$(92)	$(161)
As noted in the table above, Adjusted Operating Income for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018 was impacted by volume and contractual price reductions, including product mix and adverse impacts of approximately $30 million resulting from the GM labor strike, as well as operational performance improvements, which were partially offset by incremental investment in advanced technologies and engineering, as well as the following items included within Other in the table above:

•	Unfavorable foreign currency impacts of $49 million, primarily related to the Euro and Chinese Yuan Renminbi; and

•	$56 million of increased depreciation and amortization, not including the impact of asset impairments, primarily as a result of a higher fixed asset base.

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
As of September 30, 2019, we had cash and cash equivalents of $0.3 billion and net debt (defined as outstanding debt less cash and cash equivalents) of $4.0 billion. We also have access to additional liquidity pursuant to the terms of the $2.0 billion Revolving Credit Facility and the €300 million committed European accounts receivable factoring facility, as described below.
The following table summarizes our available liquidity, which includes cash, cash equivalents and funds available under our significant committed credit facilities, as of September 30, 2019. The amounts disclosed as available under the Company’s significant committed credit facilities are available without violating our existing debt covenants, which are described below.

September 30, 2019

(in millions)
Cash and cash equivalents	$341
Revolving Credit Facility, unutilized portion (1)	1,875
Committed European accounts receivable factoring facility, unutilized portion (2)	54
Total available liquidity	$2,270
(1) Availability reduced by less than $1 million in letters of credit issued under the Credit Agreement as of September 30, 2019.
(2) Based on September 30, 2019 foreign currency rates, subject to the availability of eligible accounts receivable.
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
We also continue to expect to be able to move funds between different countries to manage our global liquidity needs without material adverse tax implications, subject to current monetary policies and the terms of the Credit Agreement. While a substantial portion of our operating income is generated by our non-U.S. subsidiaries, and as of September 30, 2019, the Company’s cash and cash equivalents held by our non-U.S. subsidiaries totaled $330 million, we utilize a combination of strategies, including dividends, cash pooling arrangements, intercompany loan repayments and other distributions and advances to provide the funds necessary to meet our global liquidity needs. There are no significant restrictions on the ability of our subsidiaries to pay dividends or make other distributions to Aptiv. If additional non-U.S. cash was needed for our U.S. operations, we may be required to accrue and pay withholding if we were to distribute such funds from non-U.S. subsidiaries to the U.S.; however, based on our current liquidity needs and strategies, we do not anticipate a need to accrue and pay such additional amounts.
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

A summary of the ordinary shares repurchased during the three and nine months ended September 30, 2019 and 2018 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Total number of shares repurchased	538,165	793,424	5,020,842	2,513,136
Average price paid per share	$81.27	$86.08	$77.62	$88.24
Total (in millions)	$44	$69	$390	$222
As of September 30, 2019, approximately $100 million of share repurchases remained available under the April 2016 share repurchase program. During the period from October 1, 2019 to October 29, 2019, the Company repurchased an additional $30 million worth of shares pursuant to a trading plan with set trading instructions established by the Company. As a result, approximately $70 million of share repurchases remain available under the April 2016 share repurchase program. All repurchased shares were retired, and are reflected as a reduction of ordinary share capital for the par value of the shares, with the excess applied as reductions to additional paid-in-capital and retained earnings.
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
gabocom—In September 2019, Aptiv agreed to acquire gabo Systemtechnik GmbH (“gabocom”), a leading provider of highly-engineered cable management and protection solutions for the telecommunications industry, for total consideration of approximately $310 million. The acquisition is subject to the satisfaction of customary closing conditions and the receipt of regulatory and other approvals, and is expected to close by the end of 2019. The Company expects to acquire gabocom primarily utilizing cash on hand. Upon completion, gabocom will become part of the Signal and Power Solutions segment.
Technology Investments—During the fourth quarter of 2019, the Company’s Advanced Safety and User Experience segment made a $6 million investment in Krono-Safe, SAS, a leading software developer of safety-critical real-time embedded systems. During the first quarter of 2019, the Company’s Advanced Safety and User Experience segment made an additional $3 million investment in Otonomo Technologies Ltd. (“Otonomo”), a connected car data marketplace developer. This investment was in addition to the Company’s $15 million investment made in the first quarter of 2017. During the fourth quarter of 2018, the Company’s Advanced Safety and User Experience segment made a $15 million investment in Affectiva, Inc., a leader in human perception artificial intelligence technology. These investments do not have readily determinable fair values and are measured at cost, less impairments, adjusted for observable price changes in orderly transactions for identical or similar investments of the same issuer, as further described in Note 2. Significant Accounting Policies to the consolidated financial statements contained herein.

Autonomous Driving Joint Venture
In September 2019, the Company entered into a definitive agreement with Hyundai Motor Group (“Hyundai”) to form a new joint venture focused on the design, development and commercialization of autonomous driving technologies. Under the terms of the agreement, Aptiv will contribute to the joint venture its autonomous driving technology, intellectual property and approximately 700 employees for a 50% ownership interest in the newly formed entity. Hyundai will contribute to the joint venture approximately $1.6 billion in cash at closing and approximately $0.4 billion in vehicle engineering services, research and development resources and access to intellectual property for a 50% ownership interest in the newly formed entity. Upon closing of the transaction, Aptiv anticipates it will deconsolidate the carrying value of the associated assets and liabilities contributed to the joint venture, recognize an asset for the fair value of its investment in the newly formed joint venture and recognize any difference between the carrying value of its contribution and the fair value of its investment in earnings. Aptiv anticipates recognizing its investment in the newly formed entity prospectively using the equity method of accounting. The transaction is subject to the satisfaction of customary closing conditions and the receipt of regulatory and other approvals, and is expected to close in the second quarter of 2020.
The Company determined that the assets and liabilities associated with Aptiv’s contribution to the joint venture, which are reported within the Advanced Safety and User Experience segment, met the held for sale criteria as of September 30, 2019. Accordingly, the held for sale assets and liabilities were reclassified in the consolidated balance sheet as of September 30, 2019 to current assets held for sale and current liabilities held for sale, respectively, as the contribution of such assets and liabilities to the joint venture is expected to occur within one year. Upon designation as held for sale, the Company ceased recording depreciation of the held for sale assets. Refer to Note 17. Acquisitions and Divestitures to the consolidated financial statements contained herein for additional information.
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
As of September 30, 2019, $125 million was outstanding under the Revolving Credit Facility and less than $1 million in letters of credit were issued under the Credit Agreement. Letters of credit issued under the Credit Agreement reduce availability under the Revolving Credit Facility. The maximum amount drawn under the Revolving Credit Facility during the nine months ended September 30, 2019 was $465 million, primarily to manage intra-month working capital requirements.
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

	September 30, 2019		December 31, 2018
	LIBOR plus	ABR plus	LIBOR plus	ABR plus
Revolving Credit Facility	1.10%	0.10%	1.10%	0.10%
Tranche A Term Loan	1.25%	0.25%	1.25%	0.25%
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

The interest rate period with respect to LIBOR interest rate options can be set at one-, two-, three-, or six-months as selected by Aptiv in accordance with the terms of the Credit Agreement (or other period as may be agreed by the applicable lenders). Aptiv may elect to change the selected interest rate option in accordance with the provisions of the Credit Agreement. As of September 30, 2019, Aptiv selected the one-month LIBOR interest rate option on the Tranche A Term Loan, and the rate effective as of September 30, 2019, as detailed in the table below, was based on the Company’s current credit rating and the Applicable Rate for the Credit Agreement:

		Borrowings as of
		September 30, 2019	Rates effective as of
	Applicable Rate	(in millions)	September 30, 2019
Revolving Credit Facility	ABR plus 0.10%	$25	5.10%
Revolving Credit Facility	LIBOR plus 1.10%	$100	3.16%
Tranche A Term Loan	LIBOR plus 1.25%	$370	3.31%
Borrowings under the Credit Agreement are prepayable at Aptiv’s option without premium or penalty.
The Credit Agreement contains certain covenants that limit, among other things, the Company’s (and the Company’s subsidiaries’) ability to incur certain additional indebtedness or liens or to dispose of substantially all of its assets. In addition, the Credit Agreement requires that the Company maintain a consolidated leverage ratio (the ratio of Consolidated Total Indebtedness to Consolidated EBITDA, each as defined in the Credit Agreement) of less than 3.50 to 1.0. The Credit Agreement also contains events of default customary for financings of this type. The Company was in compliance with the Credit Agreement covenants as of September 30, 2019.
As of September 30, 2019, all obligations under the Credit Agreement were borrowed by Aptiv Corporation and jointly and severally guaranteed by its direct and indirect parent companies, subject to certain exceptions set forth in the Credit Agreement. Refer to Note 19. Supplemental Guarantor and Non-Guarantor Condensed Consolidating Financial Statements to the consolidated financial statements contained herein for additional information.
Senior Unsecured Notes
As of September 30, 2019, the Company had the following senior unsecured notes issued and outstanding:

Aggregate Principal Amount (in millions)	Stated Coupon Rate	Issuance Date	Maturity Date	Interest Payment Date

$700	4.15%	March 2014	March 2024	March 15 and September 15
765	1.50%	March 2015	March 2025	March 10
650	4.25%	November 2015	January 2026	January 15 and July 15
545	1.60%	September 2016	September 2028	September 15
300	4.35%	March 2019	March 2029	March 15 and September 15
300	4.40%	September 2016	October 2046	April 1 and October 1
350	5.40%	March 2019	March 2049	March 15 and September 15
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
Although the specific terms of each indenture governing each series of senior notes vary, the indentures contain certain restrictive covenants, including with respect to Aptiv’s (and Aptiv’s subsidiaries) ability to incur liens, enter into sale and leaseback transactions and merge with or into other entities. As of September 30, 2019, the Company was in compliance with the provisions of all series of the outstanding senior notes. Refer to Note 8. Debt to the consolidated financial statements contained herein for additional information.

Other Financing
Receivable factoring—Aptiv maintains a €300 million European accounts receivable factoring facility that is available on a committed basis. This facility is accounted for as short-term debt and borrowings are subject to the availability of eligible accounts receivable. Collateral is not required related to these trade accounts receivable. This program renews on a non-committed, indefinite basis unless terminated by either party. Borrowings bear interest at Euro Interbank Offered Rate (“EURIBOR”) plus 0.42% for borrowings denominated in Euros. The rate effective on amounts outstanding as of September 30, 2019 was 0.42%. As of September 30, 2019 and December 31, 2018, Aptiv had $274 million and $279 million, respectively, outstanding on the European accounts receivable factoring facility. The maximum amount drawn under the European facility during the nine months ended September 30, 2019 was $335 million, primarily to manage intra-month working capital requirements.
Finance leases and other—As of September 30, 2019 and December 31, 2018, approximately $34 million and $32 million, respectively, of other debt primarily issued by certain non-U.S. subsidiaries and finance lease obligations were outstanding.
Letter of credit facilities—In addition to the letters of credit issued under the Credit Agreement, Aptiv had approximately $2 million and $2 million outstanding through other letter of credit facilities as of September 30, 2019 and December 31, 2018, respectively, primarily to support arrangements and other obligations at certain of its subsidiaries.
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
Operating activities—Net cash provided by operating activities from continuing operations totaled $921 million and $890 million for the nine months ended September 30, 2019 and 2018, respectively. Cash flow from operating activities from continuing operations for the nine months ended September 30, 2019 consisted primarily of net earnings of $768 million, increased by $574 million for non-cash charges for depreciation, amortization, pension costs and extinguishment of debt, partially offset by $471 million related to changes in operating assets and liabilities, net of restructuring and pension contributions. Cash flow from operating activities from continuing operations for the nine months ended September 30, 2018 consisted primarily of net earnings of $850 million, increased by $503 million for non-cash charges for depreciation, amortization and pension costs, partially offset by $419 million related to changes in operating assets and liabilities, net of restructuring and pension contributions.
Investing activities—Net cash used in investing activities totaled $632 million for the nine months ended September 30, 2019, as compared to $1,169 million for the nine months ended September 30, 2018. The decrease in usage is primarily attributable to the $27 million paid for business acquisitions and technology investments during the nine months ended September 30, 2019, as compared to the $512 million paid for business acquisitions during the nine months ended September 30, 2018, as well as decreased capital expenditures of $42 million during the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018.
Financing activities—Net cash used in financing activities totaled $489 million and $482 million for the nine months ended September 30, 2019 and 2018, respectively. Cash flows used in financing activities for the nine months ended September 30, 2019 primarily included net proceeds of $641 million received from the issuance of the 2019 Senior Notes, which were utilized to redeem $650 million of the 3.15% Senior Notes, as well as $390 million paid to repurchase ordinary shares and $170 million of dividend payments, partially offset by $133 million in proceeds under other short-term debt agreements. Cash flows used in financing activities for the nine months ended September 30, 2018 primarily included $214 million paid to repurchase ordinary shares, $175 million of dividend payments and $13 million of contingent consideration and deferred acquisition purchase price payments.

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
Critical Accounting Estimates
There have been no significant changes in our critical accounting estimates during the three and nine months ended September 30, 2019.

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
As of September 30, 2019, the Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated, for disclosure purposes, the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective to provide reasonable assurance that the desired control objectives were achieved as of September 30, 2019.
Changes in Internal Control over Financial Reporting
There were no material changes in the Company’s internal controls over financial reporting during the three and nine months ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
A summary of our ordinary shares repurchased during the three months ended September 30, 2019, is shown below:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (in millions) (3)
July 1, 2019 to July 31, 2019	—	$—	—	$2,144
August 1, 2019 to August 31, 2019	538,165	81.27	538,165	2,100
September 1 to September 30, 2019	—	—	—	2,100
Total	538,165	81.27	538,165

(1)	The total number of shares purchased under the plans authorized by the Board of Directors are described below.

(2)	Excluding commissions.

(3)
In January 2019, the Board of Directors authorized a share repurchase program of up to $2.0 billion. This program will commence following the completion of the previously announced share repurchase program of $1.5 billion, which was approved by the Board of Directors in April 2016. The timing of repurchases is dependent on price, market conditions and applicable regulatory requirements.

ITEM 6. EXHIBITS

Exhibit Number	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer*
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	Inline XBRL Instance Document# - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document#
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document#
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document#
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document#
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document#
104	Cover Page Interactive Data File# - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
* Filed herewith.
# Filed electronically with the Report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APTIV PLC

/s/ Joseph R. Massaro
By: Joseph R. Massaro
Senior Vice President and
Chief Financial Officer
Dated: October 30, 2019