Form 10-K
period 2019-12-31
Aptiv PLC
filed 2020-02-03
CIK 1521332

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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
The aggregate market value of the ordinary shares held by non-affiliates of the registrant as of June 30, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, was $20,638,801,929 (based on the closing sale price of the registrant’s ordinary shares on that date as reported on the New York Stock Exchange).
The number of the registrant’s ordinary shares outstanding, $0.01 par value per share as of January 24, 2020, was 255,288,240.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement related to the 2020 Annual General Meeting of Shareholders to be filed subsequently are incorporated by reference into Part III of this Form 10-K.

APTIV PLC

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
This Annual Report on Form 10-K, including the exhibits being filed as part of this report, as well as other statements made by Aptiv PLC (“Aptiv,” the “Company,” “we,” “us” and “our”), contain forward-looking statements that reflect, when made, the Company’s current views with respect to current events and financial performance. Such forward-looking statements are subject to many risks, uncertainties and factors relating to the Company’s operations and business environment, which may cause the actual results of the Company to be materially different from any future results, express or implied, by such forward-looking statements. All statements that address future operating, financial or business performance or the Company’s strategies or expectations are forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “will,” “should,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “projects,” “potential,” “outlook” or “continue,” and other comparable terminology. Factors that could cause actual results to differ materially from these forward-looking statements include, but are not limited to, the following: global and regional economic conditions, including conditions affecting the credit market and resulting from the United Kingdom’s exit from the European Union, commonly referred to as “Brexit,” the terms of which remain undetermined; fluctuations in interest rates and foreign currency exchange rates; the cyclical nature of global automotive sales and production; the potential disruptions in the supply of and changes in the competitive environment for raw material integral to the Company’s products; the Company’s ability to maintain contracts that are critical to its operations; potential changes to beneficial free trade laws and regulations, such as the United States-Mexico-Canada Agreement and its predecessor agreement, the North American Free Trade Agreement; the ability of the Company to integrate and realize the expected benefits of recent transactions; the ability of the Company to attract, motivate and/or retain key executives; the ability of the Company to avoid or continue to operate during a strike, or partial work stoppage or slow down by any of its unionized employees or those of its principal customers; and the ability of the Company to attract and retain customers. Additional factors are discussed under the captions “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s filings with the Securities and Exchange Commission. New risks and uncertainties arise from time to time, and it is impossible for us to predict these events or how they may affect the Company. It should be remembered that the price of the ordinary shares and any income from them can go down as well as up. Aptiv disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events and/or otherwise, except as may be required by law.

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
Aptiv is a leading global technology and mobility company primarily serving the automotive sector. We design and manufacture vehicle components and provide electrical, electronic and active safety technology solutions to the global automotive and commercial vehicle markets, creating the software and hardware foundation for vehicle features and functionality. We enable and deliver end-to-end smart mobility solutions, active safety and autonomous driving technologies and provide enhanced user experience and connected services. Our Advanced Safety and User Experience segment is focused on providing the necessary software and advanced computing platforms, and our Signal and Power Solutions segment is focused on providing the requisite networking architecture required to support the integrated systems in today’s complex vehicles. Together, our businesses develop the ‘brain’ and the ‘nervous system’ of increasingly complex vehicles, providing integration of the vehicle into its operating environment.
We are one of the largest vehicle component manufacturers, and our customers include 23 of the 25 largest automotive original equipment manufacturers (“OEMs”) in the world. We operate 126 major manufacturing facilities and 15 major technical centers utilizing a regional service model that enables us to efficiently and effectively serve our global customers from best cost countries. We have a presence in 44 countries and have approximately 20,200 scientists, engineers and technicians focused on developing market relevant product solutions for our customers.
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

•
Advanced Safety and User Experience—This segment provides critical components, systems integration and advanced software development for vehicle safety, security, comfort and convenience, including sensing and perception systems, electronic control units, multi-domain controllers, vehicle connectivity systems, application software and autonomous driving technologies. Our products increase vehicle connectivity, reduce driver distraction and enhance vehicle safety.
We previously reported the results of our former Powertrain Systems business as a segment. As described above, we completed the spin-off of the Powertrain Systems segment into a new, independent public company on December 4, 2017. The assets and liabilities, operating results and operating and investing cash flows for the previously reported Powertrain Systems segment are presented as discontinued operations separate from the Company’s continuing operations for all periods presented, as further described in Note 25. Discontinued Operations and Held For Sale to the audited consolidated financial statements included herein. Our description and discussion of financial amounts within this Item 1. Business reflect the results of continuing operations, unless otherwise noted.
Refer to Results of Operations by Segment in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 23. Segment Reporting to the audited consolidated financial statements, included in Item 8. Financial Statements and Supplementary Data, of this Annual Report for financial information about our business segments.
Our business is diversified across end-markets, regions, customers, vehicle platforms and products. Our customer base includes 23 of the 25 largest automotive OEMs in the world, and in 2019, 27% of our net sales came from the Asia Pacific region, which we have identified as a key market likely to experience substantial long-term growth. Our ten largest platforms in 2019 were with eight different OEMs. In addition, in 2019 our products were found in 19 of the 20 top-selling vehicle models in the United States (“U.S.”), in 19 of the 20 top-selling vehicle models in Europe and in 15 of the 20 top-selling vehicle models in China. We have also entered into collaborative arrangements with mobility providers and with smart cities such as Boston and Singapore as we develop solutions for the evolving nature of the mobility industry.
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
Our Industry
The automotive technology and components industry provides components, systems, subsystems and modules to OEMs for the manufacture of new vehicles, as well as to the aftermarket for use as replacement parts for current production and older vehicles. Overall, we expect long-term growth of global vehicle sales and production in the OEM market. In 2019, the industry experienced decreased global customer sales and production schedules. Compared to 2018, vehicle production in 2019 decreased by 4% in both North America and Europe and also decreased by 4% in South America, our smallest region. Additionally, increased market volatility and economic uncertainty in China has resulted in decreased vehicle production of 9% in 2019, which follows a decrease of 4% in the region in 2018. Demand for automotive components in the OEM market is generally a function of the number of new vehicles produced in response to consumer demand, which is primarily driven by macro-economic factors such as credit availability, interest rates, fuel prices, consumer confidence, employment and other trends. Although OEM demand is tied to actual vehicle production, participants in the automotive technology and components industry also have the opportunity to grow through increasing product content per vehicle by further penetrating business with existing customers and in existing markets, gaining new customers and increasing their presence in global markets. We believe that evolving entrants into the global transportation industry such as mobility providers and smart cities will provide additional markets for our advanced technologies. We believe that as a company with a global presence and advanced technology, engineering, manufacturing and customer support capabilities, we are well-positioned to benefit from these opportunities.
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
Green. The second mega-trend, “Green,” represents technologies designed to help reduce emissions, increase fuel economy and minimize the environmental impact of vehicles. Green is a key mega-trend today because of the convergence of several issues: climate change, volatility in oil prices, an increasing number of vehicles in use worldwide and recent and pending regulation in the U.S. and overseas regarding fuel economy and greenhouse gas emissions. OEMs continue to focus on improving fuel efficiency and reducing emissions in order to meet increasingly stringent regulatory requirements in various markets. On a worldwide basis, the relevant authorities in the European Union, the U.S., China, India, Japan, Brazil, South Korea and Argentina have already instituted regulations requiring reductions in emissions and/or increased fuel economy. In many cases, other authorities have initiated legislation or regulation that would further tighten the standards through 2020 and beyond. Based on the current regulatory environment, we believe that OEMs, including those in the U.S. and China, will be subject to requirements for even greater reductions in carbon dioxide (“CO2”) emissions over the next ten years. These standards will require meaningful innovation as OEMs and suppliers are forced to find ways to improve engine management, electrical power consumption, vehicle weight and integration of alternative technologies (e.g., electric/hybrid propulsion). As a result, suppliers are developing innovations that result in significant improvements in fuel economy, emissions and performance from gasoline and diesel internal combustion engines, and permit engine downsizing without loss of performance. At the same time, suppliers are also developing and marketing new and alternative technologies that support hybrid vehicles, electric vehicles and fuel cell products to improve fuel economy and emissions. We are developing key enabling technologies in the areas of vehicle charging and vehicle power distribution and control that are essential to the introduction of our customers’ electrified vehicle platforms. We are also enabling the trend towards vehicle electrification with high voltage electrification solutions that reduce CO2 emissions and increase fuel economy, making the world greener.
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
In an effort to further our leadership position in the automated driving space, in September 2019 we entered into a definitive agreement with Hyundai Motor Group (“Hyundai”) to form a new joint venture focused on the design, development and commercialization of autonomous driving technologies, which is expected to close in the first quarter of 2020. We expect this partnership to advance the development of production-ready autonomous driving systems for commercialization by bringing together our innovative vehicle technologies in the new mobility space with one of the world’s largest vehicle manufacturers. The joint venture anticipates it will begin testing fully driverless systems in 2020 and have a production-ready autonomous driving platform available for robotaxi providers, fleet operators and automotive manufacturers in 2022. As a result of our substantial investments and strategic partnerships, we believe we are well-aligned with industry technology trends that will result in sustainable future growth in these evolving areas.
To guide our product strategies and investments in technology with a focus on developing advanced technologies to drive growth within the Safe, Green and Connected mega-trends, we utilize and benefit from our Technology Advisory Council, a panel of prominent global technology thought leaders.
Standardization of Sourcing by OEMs
Many OEMs have adopted global vehicle platforms to increase standardization, reduce per unit cost and increase capital efficiency and profitability. As a result, OEMs select suppliers that have the capability to manufacture products on a worldwide basis as well as the flexibility to adapt to regional variations. Suppliers with global scale and strong design, engineering and manufacturing capabilities, are best positioned to benefit from this trend. OEMs are also increasingly looking to their suppliers to simplify vehicle design and assembly processes to reduce costs. As a result, suppliers that sell vehicle components directly to manufacturers (Tier I suppliers) have assumed many of the design, engineering, research and development and assembly functions traditionally performed by vehicle manufacturers. Suppliers that can provide fully-engineered solutions, systems and pre-assembled combinations of component parts are positioned to leverage the trend toward system sourcing.
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

•
Distribution systems, including hybrid high voltage systems, are integrated into one optimized vehicle electrical system that can utilize smaller cable and gauge sizes and ultra-thin wall insulation (which product line makes up approximately 42%, 44% and 47% of our total revenue for the years ended December 31, 2019, 2018 and 2017, respectively).

Advanced Safety and User Experience. This segment provides critical components, systems integration and advanced software development for vehicle safety, security, comfort and convenience, including sensing and perception systems, electronic control units, multi-domain controllers, vehicle connectivity systems, application software and autonomous driving technologies. Our products increase vehicle connectivity, reduce driver distraction and enhance vehicle safety.

•	Advanced safety primarily consists of solutions that enable active and passive safety features and vehicle automation, as well as vision, radar, LiDAR and other sensing technologies.

•	The user experience portfolio primarily enables in-cabin solutions around infotainment, driver interface and interior sensing solutions.

•	Connectivity and security products primarily consists of solutions that provide body control, security and unlock vehicle data.
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
Our competitors in each of our operating segments are as follows:

Segment	Competitors
Signal and Power Solutions	• Amphenol Corporation
• Draexlmaier Automotive
• Lear Corporation
• Leoni AG
• Molex Inc. (a subsidiary of Koch Industries, Inc.)
• Sumitomo Corporation
• TE Connectivity, Ltd.
• Yazaki Corporation

Advanced Safety and User Experience	• Alpine Electronics
• Bosch Group
• Continental AG
• Denso Corporation
• Harman International (a subsidiary of Samsung Electronics)
• Hyundai Mobis
• Magna International
• Panasonic Corporation
• Valeo
• Veoneer, Inc.
• Visteon Corporation
• ZF Friedrichshafen AG

Customers
We sell our products and services to the major global OEMs in every region of the world. The following table provides the percentage of net sales to our largest customers for the year ended December 31, 2019:

Customer	Percentage of Net Sales
General Motors Company (“GM”)	9%
Volkswagen Group (“VW”)	9%
Fiat Chrysler Automobiles N.V. (“FCA”)	9%
Ford Motor Company (“Ford”)	8%
SAIC General Motors Corporation Limited	4%
PSA Peugeot Citroën (“PSA”)	4%
Geely Automobile Holdings Limited	4%
Daimler AG (“Daimler”)	4%
Toyota Motor Corporation	2%
Tata Motors Limited	2%
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
Individual purchase orders are terminable for cause or non-performance and, in most cases, upon our insolvency and certain change of control events. In addition, many of our OEM customers have the option to terminate for convenience on certain programs, which permits our customers to impose pressure on pricing during the life of the vehicle program, and issue purchase contracts for less than the duration of the vehicle program, which potentially reduces our profit margins and increases the risk of our losing future sales under those purchase contracts. Additionally, one of our largest customers, GM, expressly reserves a right to terminate for competitiveness on certain of our long-term supply contracts. We manufacture and ship based on customer release schedules, normally provided on a weekly basis, which can vary due to cyclical automobile production or dealer inventory levels.
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
Materials
We procure our raw materials from a variety of suppliers around the world. Generally, we seek to obtain materials in the region in which our products are manufactured in order to minimize transportation and other costs. The most significant raw materials we use to manufacture our products include copper and resins. As of December 31, 2019, we have not experienced any significant shortages of raw materials and normally do not carry inventories of such raw materials in excess of those reasonably required to meet our production and shipping schedules.
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
Employees
As of December 31, 2019, we employed approximately 141,000 people; 26,000 salaried employees and 115,000 hourly employees. In addition, we maintain an alternative workforce of 22,000 contract and temporary workers. Certain of our employees are represented worldwide by numerous unions and works councils, including the International Union of Electronic, Electrical, Salaried, Machine and Furniture Workers - Communications Workers of America (“IUE-CWA”) and the Confederacion De Trabajadores Mexicanos. In the U.S., certain of our employees are represented by only the IUE-CWA, with which we have competitive wage and benefit packages.
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
At December 31, 2019, 2018 and 2017, the undiscounted reserve for environmental investigation and remediation was approximately $4 million, $4 million and $4 million, respectively. We cannot ensure that our eventual environmental remediation costs and liabilities will not exceed the amount of our current reserves. In the event that such liabilities were to significantly exceed the amounts recorded, our results of operations could be materially affected.

SUPPLEMENTARY ITEM. EXECUTIVE OFFICERS OF THE REGISTRANT
The name, age (as of February 1, 2020), current positions and description of business experience of each of our executive officers are listed below. Our executive officers are elected annually by the Board of Directors and hold office until their successors are elected and qualified or until the officer’s resignation or removal. Positions noted below reflect current service to Aptiv PLC and prior service to Delphi Automotive PLC and Delphi Automotive LLP. Other than Mr. Massaro, Mr. De Vos, Mr. Paja and Ms. Trickett, each officer listed below as a senior vice president was a vice president until February 2012.
Kevin P. Clark, 57, is president and chief executive officer (CEO) of Aptiv and is a member of the company’s board of directors. Mr. Clark was named president and CEO and became a member of the board in March 2015. Previously, Mr. Clark was chief operating officer (COO) from October 2014 to March 2015. Prior to the COO position, Mr. Clark was chief financial officer and executive vice president from February 2013. He was appointed vice president and chief financial officer in July 2010. Previously, Mr. Clark was a founding partner of Liberty Lane Partners, LLC, a private-equity investment firm focused on building and improving middle-market companies. Prior to Liberty Lane Partners, Mr. Clark served as the chief financial officer of Fisher-Scientific International Inc., a manufacturer, distributor and service provider to the global healthcare market. Mr. Clark served as Fisher-Scientific’s chief financial officer from the company’s initial public offering in 2001 through the completion of its merger with Thermo Electron Corporation in 2006. Prior to becoming chief financial officer, Mr. Clark served as Fisher-Scientific’s corporate controller and treasurer.
Joseph R. Massaro, 50, is senior vice president and chief financial officer of Aptiv, a position he has held since March 2016. Mr. Massaro joined the Company in October 2013 as vice president, Internal Audit, and in September 2014 was appointed to the position of vice president, Corporate Controller. Previously, Mr. Massaro was a managing director at Liberty Lane Partners from 2008 to 2010. He also served as chief financial officer of inVentiv Health Inc. from 2010 to 2013, a Liberty Lane portfolio company. Prior to Liberty Lane, he served in a variety of finance and operational roles at Thermo Fisher Scientific from 2002 to 2007, including senior vice president of Global Business Services where his responsibilities included the global sourcing and information technology functions. Prior to the merger with Thermo Electron, he also served as vice president and corporate controller of Fisher Scientific and held several other senior finance positions.
Allan J. Brazier, 53, is vice president and chief accounting officer of Aptiv, a position he has held since February 2011. Mr. Brazier joined the Company in June 2005 as senior manager of technical accounting and reporting, and most recently served as assistant controller of technical accounting and reporting. Prior to joining Aptiv, Mr. Brazier was employed for seventeen years in financial roles of increasing responsibility at various companies. Mr. Brazier is a Certified Public Accountant and began his career with the international public accounting firm of KPMG.
Glen De Vos, 59, is senior vice president and chief technology officer of Aptiv, effective March 2017, and has responsibility for Aptiv’s innovation and global technologies. From November 2017 to October 2019, he was also president of Aptiv’s Mobility and Services Group. Mr. De Vos was most recently vice president of Software and Services for Aptiv’s Advanced Safety and User Experience segment, located at the Company’s Silicon Valley Lab in Mountain View, California from 2016 to 2017. He began his Aptiv career with Advanced Safety and User Experience in 1992, and following several progressive engineering and managerial roles in infotainment and user experience, was named vice president, Global Engineering for Advanced Safety and User Experience in 2012.
David Paja, 50, is senior vice president of Aptiv and president of Advanced Safety and User Experience, effective February 2017. He was most recently president of Honeywell Security & Fire, a global leader in electronic detection and prevention technologies for residential, commercial, and industrial applications from 2015 to 2017. From 2012 to 2014, he served Honeywell’s Transportation Systems segment as vice president and general manager for China and India. Mr. Paja was instrumental in enhancing Honeywell’s Internet of Things capabilities with advanced software and connectivity technologies, serving millions of connected homes and buildings worldwide. He began his Honeywell career in 2003 and held several leadership positions of increasing responsibility. Before joining Honeywell, Mr. Paja held several positions at Valeo Automotive.
David M. Sherbin, 60, is senior vice president, general counsel, chief compliance officer and secretary of Aptiv. He was named to his current position in October 2009 and previously was vice president, general counsel from October 2005 to October 2009. He was appointed chief compliance officer in January 2006. Prior to joining Aptiv, Mr. Sherbin was vice president, general counsel and secretary for PulteGroup, Inc., a national homebuilder, from January 2005 through September 2005. Mr. Sherbin joined Federal-Mogul Corporation in 1997 and was named senior vice president, general counsel, secretary and chief compliance officer in 2003.
Mariya Trickett, 37, is senior vice president and chief human resources officer of Aptiv, effective September 2018. She joined Aptiv from Dana Incorporated, where she was most recently senior vice president of human resources from 2016 to 2018. In addition, she was a managing director of Dana Europe AG from 2013 to 2018. Prior to assuming the senior vice president of human resources position, she served as senior director of human resources for Dana’s global Off-Highway Driveline Technologies business, while also supporting the Aftermarket Group and all of Dana’s European operations from

2015 to 2016. From 2013 to 2015, Ms. Trickett worked as director of H.R. for Off-Highway Driveline Technologies, and senior H.R. manager for Europe from 2011 to 2013. She began her Dana career in 2007, and held roles supporting Dana’s sales and purchasing organizations, and worked in global compensation and international mobility.

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
Our sensitivity to economic cycles and any related fluctuation in the businesses of our customers or potential customers may have a material adverse effect on our financial condition, results of operations or cash flows. Due to overall global economic conditions in 2019, the automotive industry experienced decreased global customer sales and production schedules. Compared to 2018, vehicle production in 2019 decreased by 9% in China, 4% in North America, 4% in Europe and 4% in South America, our smallest region. As a result, we have experienced and may continue to experience reductions in orders from OEM customers in certain regions. Uncertainty relating to global or regional economic conditions may have an adverse impact on our business. A prolonged downturn in the global or regional automotive industry, or a significant change in product mix due to consumer demand, could require us to shut down plants or result in impairment charges, restructuring actions or changes in our valuation allowances against deferred tax assets, which could be material to our financial condition and results of operations. If global economic conditions deteriorate or economic uncertainty increases, our customers and potential customers may experience deterioration of their businesses, which may result in the delay or cancellation of plans to purchase our products. If vehicle production were to remain at low levels for an extended period of time or if cash losses for customer defaults rise, our cash flow could be adversely impacted, which could result in our needing to seek additional financing to continue our operations. There can be no assurance that we would be able to secure such financing on terms acceptable to us, or at all.
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
We believe that for certain of our businesses, success in developing market-relevant products depends in part on their ability to develop and maintain collaborative relationships with other companies. In particular, our recent agreement with Hyundai to form an autonomous driving joint venture is dependent on the success of our relationship with our joint venture partner. There are certain risks involved in such relationships, as our collaborative partners may not devote sufficient resources to the success of our collaborations; may be acquired by other companies and subsequently terminate our collaborative arrangement; may compete with us; may not agree with us on key details of the collaborative relationship; or may not agree to renew existing collaborations on acceptable terms. Because these and other factors may be beyond our control, the development or commercialization of our products involved in collaborative partnerships may be delayed or otherwise adversely affected. If we or any of our collaborative partners terminate a collaborative arrangement, we may be required to devote additional resources to product development and commercialization or may need to cancel certain development programs, which could adversely affect our business and operational results.
Declines in the market share or business of our five largest customers may adversely impact our revenues and profitability.
Our five largest customers accounted for approximately 39% of our total net sales for the year ended December 31, 2019. Accordingly, our revenues may be adversely affected by decreases in any of their businesses or market share. For instance, certain United Automobile Workers (“UAW”) represented employees at GM initiated a labor strike in September 2019, lasting approximately six weeks in duration. As GM is one of our largest customers, this labor strike adversely impacted our financial condition, operating results and cash flows for the year ended December 31, 2019. In addition, because our customers typically have no obligation to purchase a specific quantity of parts, a decline in the production levels of any of our major customers, particularly with respect to models for which we are a significant supplier, could reduce our sales and thereby adversely affect our financial condition, operating results and cash flows.
Our business in China is subject to aggressive competition and is sensitive to economic and market conditions.
Maintaining a strong position in the Chinese market is a key component of our global growth strategy. The automotive technology and components market in China is highly competitive, with competition from many of the largest global manufacturers and numerous smaller domestic manufacturers. As the size of the Chinese market continues to increase over the long-term, we anticipate that additional competitors, both international and domestic, will seek to enter the Chinese market and that existing market participants will act aggressively to increase their market share. Increased competition may result in price reductions, reduced margins and our inability to gain or hold market share. Additionally, there have been periods of increased market volatility and moderations in the level of economic growth in China, which resulted in periods of lower automotive production growth rates in China than those previously experienced. For example, automotive production in China decreased by 9% in 2019, which follows a decrease of 4% in the region in 2018, primarily due to moderations in the level of economic growth and foreign trade uncertainties. Our business in China is sensitive to economic and market conditions that drive automotive sales volumes in China and may be impacted if there are reductions in vehicle demand in China. If we are unable to maintain our position in the Chinese market or if vehicle sales in China continue to decrease, our business and financial results could be materially adversely affected.
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
Cost-cutting initiatives adopted by our customers result in increased downward pressure on pricing. Our customer supply agreements generally require step-downs in component pricing over the period of production, typically one to three percent per year. In addition, our customers often reserve the right to terminate their supply contracts for convenience, which enhances their ability to obtain price reductions. OEMs have also possessed significant leverage over their suppliers, including us, because the automotive component supply industry is highly competitive, serves a limited number of customers, has a high fixed cost base and historically has had excess capacity. Based on these factors, and the fact that our customers’ product programs typically last a number of years and are anticipated to encompass large volumes, our customers are able to negotiate favorable pricing. Accordingly, as a Tier I supplier, we are subject to substantial continuing pressure from OEMs to reduce the price of our products. For example, our customer supply agreements generally provide for annual reductions in pricing of our products over the period of production. It is possible that pricing pressures beyond our expectations could intensify as OEMs pursue restructuring and cost-cutting initiatives. If we are unable to generate sufficient production cost savings in the future to offset price reductions, our gross margin and profitability would be adversely affected. See Item 1. Supply Relationships with Our Customers for a detailed discussion of our supply agreements with our customers.
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
Certain of our non-U.S. subsidiaries sponsor defined benefit pension plans, which generally provide benefits based on negotiated amounts for each year of service. Our primary funded non-U.S. plans are located in Mexico and the United Kingdom and were underfunded by $76 million as of December 31, 2019. The funding requirements of these benefit plans, and the related expense reflected in our financial statements, are affected by several factors that are subject to an inherent degree of uncertainty and volatility, including governmental regulation. In addition to the defined benefit pension plans, we have retirement obligations driven by requirements in many of the countries in which we operate. These legally required plans require payments at the time benefits are due. Obligations, net of plan assets, related to these non-U.S. defined benefit pension plans and statutorily required retirement obligations totaled $497 million at December 31, 2019, of which $25 million is included in accrued liabilities, $474 million is included in long-term liabilities and $2 million is included in long-term assets in our consolidated balance sheets. Key assumptions used to value these benefit obligations and the cost of providing such benefits, funding requirements and expense recognition include the discount rate and the expected long-term rate of return on pension assets. If the actual trends in these factors are less favorable than our assumptions, this could have an adverse effect on our results of operations and financial condition.
We may suffer future asset impairment and other restructuring charges, including write downs of long-lived assets, goodwill, or intangible assets.
We have taken, are taking, and may take future restructuring actions to realign and resize our production capacity and cost structure to meet current and projected operational and market requirements. Charges related to these actions or any further restructuring actions may have a material adverse effect on our results of operations and financial condition. We cannot ensure that any current or future restructuring actions will be completed as planned or achieve the desired results.
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
Our business is labor-intensive and utilizes a number of work councils and other represented employees. A strike or other form of significant work disruption by our employees would likely have an adverse effect on our ability to operate our business. A labor dispute involving us or one or more of our customers or suppliers or that could otherwise affect our operations could reduce our sales and harm our profitability. A labor dispute involving another supplier to our customers that results in a slowdown or a closure of our customers’ assembly plants where our products are included in the assembled parts or vehicles could also adversely affect our business and harm our profitability. For instance, certain UAW represented employees at GM initiated a labor strike in September 2019, lasting approximately six weeks in duration. As GM is one of our largest customers, this labor strike adversely impacted our financial condition, operating results and cash flows for the year ended December 31, 2019. In addition, our inability or the inability of any of our customers, our suppliers or our customers’ suppliers to negotiate an extension of a collective bargaining agreement upon its expiration could reduce our sales and harm our profitability. Significant increases in labor costs as a result of the renegotiation of collective bargaining agreements could also adversely affect our business and harm our profitability.
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
We have currency exposures related to buying, selling and financing in currencies other than the local currencies of the countries in which we operate. Approximately 63% of our net revenue for the year ended December 31, 2019 came from sales outside the U.S., which were primarily invoiced in currencies other than the U.S. dollar, and we expect net revenue from non-U.S. markets to continue to represent a significant portion of our net revenue. Accordingly, significant changes in currency exchange rates, particularly the Euro and Chinese Yuan (Renminbi), could cause fluctuations in the reported results of our businesses’ operations that could negatively affect our results of operations. Price increases caused by currency exchange rate fluctuations may make our products less competitive or have an adverse effect on our margins. Currency exchange rate fluctuations may also disrupt the business of our suppliers by making their purchases of raw materials more expensive and more difficult to finance.
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
The majority of our manufacturing and distribution facilities are in countries outside of the U.S., including Mexico, China and other countries in Asia Pacific, Eastern and Western Europe, South America and Northern Africa. We also purchase raw materials and other supplies from many different countries around the world. For the year ended December 31, 2019, approximately 63% of our net revenue came from sales outside the U.S. International operations are subject to certain risks inherent in doing business abroad, including:

•	exposure to local economic, political and labor conditions;

•
unexpected changes in laws, regulations, trade or monetary or fiscal policy, including interest rates, foreign currency exchange rates and changes in the rate of inflation in the U.S. and other foreign countries;

•	tariffs, quotas, customs and other import or export restrictions and other trade barriers;

•	expropriation and nationalization;

•	difficulty of enforcing agreements, collecting receivables and protecting assets through non-U.S. legal systems;

•	reduced technology, data or intellectual property protections;

•	limitations on repatriation of earnings;

•	withholding and other taxes on remittances and other payments by subsidiaries;

•	investment restrictions or requirements;

•	violence and civil unrest in local countries; and

•
compliance with the requirements of an increasing body of applicable anti-bribery laws, including the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act and similar laws of various other countries.

Additionally, our global operations may also be adversely affected by political events, domestic or international terrorist events and hostilities or complications due to natural, nuclear or other disasters. For instance, recent government changes in Mexico have yielded requirements that call for increases in minimum wages at the border as well as the interior of Mexico. In addition, the ongoing coronavirus outbreak emanating from China at the beginning of 2020 has resulted in increased travel restrictions and extended shutdown of certain businesses in the region. These or any further political or governmental developments or health concerns in Mexico, China or other countries in which we operate could result in social, economic and labor instability. These uncertainties could have a material adverse effect on the continuity of our business and our results of operations and financial condition.
Existing free trade laws and regulations, such as the United States-Mexico-Canada Agreement and its predecessor agreement, the North American Free Trade Agreement, provide certain beneficial duties and tariffs for qualifying imports and exports, subject to compliance with the applicable classification and other requirements. Changes in laws or policies governing the terms of foreign trade, and in particular increased trade restrictions, tariffs or taxes on imports from countries where we manufacture products, such as China and Mexico, could have a material adverse affect on our business and financial results. For instance, beginning in 2018, the U.S. and Chinese governments have imposed a series of significant incremental retaliatory tariffs to certain imported products. Most notably with respect to the automotive industry, the U.S. imposed tariffs on imports of certain steel, aluminum and automotive components, and China imposed retaliatory tariffs on imports of U.S. vehicles and certain automotive components. Despite recent trade negotiations between the U.S. and Chinese governments, given the uncertainty regarding the scope and duration of the imposed tariffs, as well as the potential for additional tariffs or trade barriers by the U.S., China or other countries, we can provide no assurance that any strategies we implement to mitigate the impact of such tariffs or other trade actions will be successful.
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
The results of the United Kingdom referendum to exit the European Union may adversely affect our business and profitability.
There have also been periods of increased market volatility and currency exchange rate fluctuations, both globally and most specifically within the United Kingdom (“U.K.”) and Europe, as a result of the U.K.’s exit from the European Union (“E.U.”), commonly referred to as “Brexit,” the terms of which remain undetermined. The withdrawal has created significant uncertainty about the future relationship between the U.K. and the E.U. These developments, or the perception that any of them could occur, may adversely affect European and worldwide economic and market conditions, including vehicle production, significantly reduce global market liquidity and restrict the ability of key market participants to operate in certain financial markets and could contribute to instability in global financial and foreign exchange markets, including increased volatility in interest rates and foreign exchange rates. Although we do not have a material physical presence in the U.K., with less than 1% of our workforce located in the U.K. and approximately 2% of our annual net sales generated in the U.K., the potential impacts of Brexit could adversely impact other global economies, and in particular, the European economy, a region which accounted for approximately 33% of our total net sales for the year ended December 31, 2019. We continue to actively monitor the ongoing potential impacts of Brexit and will seek to minimize its impact on our business through review of our existing contractual arrangements and obligations, particularly in the European region. Any of these effects of Brexit, among others, could adversely affect our business, business opportunities, results of operations, financial condition and cash flows.

If we fail to manage our growth effectively or to integrate successfully any new or future business ventures, acquisitions or strategic alliance into our business, our business could be materially adversely harmed.
We have completed a number of acquisitions in recent years, most recently the acquisitions of gabo Systemtechnik GmbH and Falmat Inc., and we expect to continue to pursue business ventures, acquisitions, and strategic alliances that leverage our technology capabilities, enhance our customer base, geographic penetration and scale to complement our current businesses and we regularly evaluate potential opportunities, some of which could be material. While we believe that such transactions are an integral part of our long-term strategy, there are risks and uncertainties related to these activities. Assessing a potential growth opportunity involves extensive due diligence. However, the amount of information we can obtain about a potential growth opportunity may be limited, and we can give no assurance that new business ventures, acquisitions, and strategic alliances will positively affect our financial performance or will perform as planned. We may not be able to successfully assimilate or integrate companies that we acquire, including their personnel, financial systems, distribution, operations and general operating procedures. We may also encounter challenges in achieving appropriate internal control over financial reporting in connection with the integration of an acquired company. If we fail to assimilate or integrate acquired companies successfully, our business, reputation and operating results could be materially impacted. Likewise, our failure to integrate and manage acquired companies successfully may lead to future impairment of any associated goodwill and intangible asset balances.
We depend on information technology to conduct our business. Any significant disruptions to our information technology systems or facilities, or those of third parties with which we do business, such as disruptions caused by cyber-attacks, could adversely impact our business.
Our ability to keep our business operating effectively depends on the functional and efficient operation of information technology systems and facilities, both internally and externally. We rely on these systems to, among other things, make a variety of day-to-day business decisions as well as to record and process transactions, billings, payments, inventory and other data, in many currencies, on a daily basis, and across numerous and diverse markets and jurisdictions. Our systems, as well as those of our customers, suppliers, partners and service providers, also contain sensitive confidential information or intellectual property and are susceptible to interruptions (including those caused by systems failures, cyber-attacks and other natural or man-made incidents or disasters), which may be prolonged or go undetected. Cyber-attacks, both domestically and abroad, are increasing in their frequency, sophistication and intensity, and have become increasingly difficult to detect. Although we have taken precautions to prevent, detect and mitigate such events, including geographically diverse data centers, redundant infrastructure and the implementation of security measures, a significant or large-scale interruption of our information technology systems or facilities could adversely affect our ability to manage and keep our operations running efficiently and effectively, and could result in significant costs, fines or litigation. An incident that results in a wider or sustained disruption to our business or products could have a material adverse effect on our business, financial condition and results of operations.
Additionally, certain of our products contain complex information technology systems designed to support today’s increasingly connected vehicles, and could be susceptible to similar interruptions, including the possibility of unauthorized access. Further, as we transition to offering more cloud-based solutions which are dependent on the Internet or other networks to operate, we may increasingly be the target of cyber threats, including computer viruses or breaches due to misconduct of employees, contractors or others who have access to our networks and systems, or those of third parties with which we do business. Although we have designed and implemented security measures to prevent and detect such unauthorized access or cyber threats from occurring, there can be no assurance that vulnerabilities will not be identified in the future, or that our security efforts will be successful. Any unauthorized access to our components could negatively affect our brand and harm our business, prospects, financial condition and operating results. Further, maintaining and updating these systems may require significant costs and often involves implementation, integration and security risks, including risks that we may not adequately anticipate the market or technological trends or that we may experience unexpected challenges that could cause financial, reputational and operational harm. However, failing to properly respond to and invest in information technology advancements may limit our ability to attract and retain customers, prevent us from offering similar products and services as those offered by our competitors or inhibit our ability to meet regulatory or other requirements.
To date, we have not experienced a system failure, cyber-attack or security breach that has resulted in a material interruption in our operations or material adverse effect on our financial condition. Our Board of Directors regularly reviews relevant information technology and cyber security matters and receives periodic updates from information technology and cyber security subject matter experts as part of its risk assessment procedures, including analysis of existing and emerging risks, as well as plans and strategies to address those risks. While we continuously seek to expand and improve our information technology systems and maintain adequate disclosure controls and procedures, there can be no assurance that such measures will prevent interruptions or security breaches that could adversely affect our business.

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

Certain environmental laws impose liability, sometimes regardless of fault, for investigating or cleaning up contamination on or emanating from our currently or formerly owned, leased or operated property, as well as for damages to property or natural resources and for personal injury arising out of such contamination. Some of these environmental laws may also assess liability on persons who arrange for hazardous substances to be sent to third-party disposal or treatment facilities when such facilities are found to be contaminated. At this time, we are involved in various stages of investigation and cleanup related to environmental remediation matters at a number of present and former facilities. The ultimate cost to us of site cleanups is difficult to predict given the uncertainties regarding the extent of the required cleanup, the potential for ongoing environmental monitoring and maintenance that could be required for many years, the interpretation of applicable laws and regulations, alternative cleanup methods, and potential agreements that could be reached with governmental and third parties. While we have environmental reserves of approximately $4 million at December 31, 2019 for the cleanup of presently-known environmental contamination conditions, it cannot be guaranteed that actual costs will not significantly exceed these reserves. We also could be named as a potentially responsible party at additional sites in the future and the costs associated with such future sites may be material.
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
In addition, we conduct significant business operations in Brazil that are subject to the Brazilian federal labor, social security, environmental, tax and customs laws as well as a variety of state and local laws. While we believe we comply with such laws, they are complex, subject to varying interpretations, and we are often engaged in litigation with government agencies regarding the application of these laws to particular circumstances. As of December 31, 2019, the majority of claims asserted against Aptiv in Brazil relate to such litigation. The remaining claims relate to commercial and labor litigation with private parties in Brazil. As of December 31, 2019, claims totaling approximately $140 million (using December 31, 2019 foreign currency rates) have been asserted against Aptiv in Brazil. As of December 31, 2019, we maintained reserves for these asserted claims of approximately $30 million (using December 31, 2019 foreign currency rates).
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
In connection with the Separation, we entered into a Separation and Distribution Agreement and related agreements with Delphi Technologies to govern the Separation and the relationship between the two companies following the completion of the Separation. These agreements provide for specific indemnity and liability obligations of each party and could lead to disputes between us. If we are required to indemnify the other parties under the circumstances set forth in these agreements, we may be subject to future liabilities. In addition, with respect to the liabilities for which the other parties have agreed to indemnify us under these agreements, there can be no assurance that the indemnity rights we have against such other parties will be sufficient to protect us against the full amount of the liabilities, or that such other parties will be able to fully satisfy its indemnification obligations. It is also possible that a court could disregard the allocation of assets and liabilities agreed to between Aptiv and such other parties and require Aptiv to assume responsibility for obligations allocated to such other parties. Each of these risks could negatively affect our business and financial statements.
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

ITEM 2. PROPERTIES
As of December 31, 2019, we owned or leased 126 major manufacturing sites and 15 major technical centers. A manufacturing site may include multiple plants and may be wholly or partially owned or leased. We also have many smaller manufacturing sites, sales offices, warehouses, engineering centers, joint ventures and other investments strategically located throughout the world. We have a presence in 44 countries. The following table shows the regional distribution of our major manufacturing sites by the operating segment that uses such facilities:

	North America	Europe, Middle East & Africa	Asia Pacific	South America	Total
Signal and Power Solutions	44	34	32	5	115
Advanced Safety and User Experience	2	5	4	—	11
Total	46	39	36	5	126
In addition to these manufacturing sites, we had 15 major technical centers: eight in North America; two in Europe, Middle East and Africa; and five in Asia Pacific.
Of our 126 major manufacturing sites and 15 major technical centers, which include facilities owned or leased by our consolidated subsidiaries, 62 are primarily owned and 79 are primarily leased.
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
Brazil Matters
Aptiv conducts business operations in Brazil that are subject to the Brazilian federal labor, social security, environmental, tax and customs laws, as well as a variety of state and local laws. While Aptiv believes it complies with such laws, they are complex, subject to varying interpretations, and the Company is often engaged in litigation with government agencies regarding the application of these laws to particular circumstances. As of December 31, 2019, the majority of claims asserted against Aptiv in Brazil relate to such litigation. The remaining claims in Brazil relate to commercial and labor litigation with private parties. As of December 31, 2019, claims totaling approximately $140 million (using December 31, 2019 foreign currency rates) have been asserted against Aptiv in Brazil. As of December 31, 2019, the Company maintains accruals for these asserted claims of $30 million (using December 31, 2019 foreign currency rates). The amounts accrued represent claims that are deemed probable of loss and are reasonably estimable based on the Company’s analyses and assessment of the asserted claims and prior experience with similar matters. While the Company believes its accruals are adequate, the final amounts required to resolve these matters could differ materially from the Company’s recorded estimates and Aptiv’s results of operations could be materially affected. The Company estimates the reasonably possible loss in excess of the amounts accrued related to these claims to be zero to $110 million.

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
As of January 24, 2020, there were 2 shareholders of record of our ordinary shares.
The following graph reflects the comparative changes in the value from December 31, 2014 through December 31, 2019, assuming an initial investment of $100 and the reinvestment of dividends, if any in (1) our ordinary shares, (2) the S&P 500 index and (3) the Automotive Peer Group. Historical share prices of our ordinary shares have been adjusted to reflect the Separation. Historical performance may not be indicative of future shareholder returns.
Stock Performance Graph
*    $100 invested on December 31, 2014 in our stock or in the relevant index, including reinvestment of dividends. Fiscal year ended December 31, 2019.

(1)	Aptiv PLC, adjusted for the distribution of Delphi Technologies on December 4, 2017

(2)	S&P 500 – Standard & Poor’s 500 Total Return Index

(3)
Automotive Peer Group – Adient Plc, American Axle & Manufacturing Holdings Inc, Aptiv PLC, Borgwarner Inc, Cooper Tire & Rubber Co, Cooper-standard Holdings Inc, Dana Inc, Dorman Products Inc, Ford Motor Co, General Motors Co, Gentex Corp, Gentherm Inc, Genuine Parts Co, Goodyear Tire & Rubber Co, Lear Corp, Lkq Corp, Meritor Inc, Motorcar Parts Of America Inc, Standard Motor Products Inc, Stoneridge Inc, Tenneco Inc, Tesla Inc, Visteon Corp, Wabco Holdings Inc

Company Index	December 31, 2014	December 31, 2015	December 31, 2016	December 31, 2017	December 31, 2018	December 31, 2019
Aptiv PLC (1)	$100.00	$119.34	$95.40	$145.39	$106.56	$166.11
S&P 500 (2)	100.00	101.38	113.51	138.29	132.23	173.86
Automotive Peer Group (3)	100.00	100.06	99.66	124.23	99.15	122.61

Equity Compensation Plan Information
The table below contains information about securities authorized for issuance under equity compensation plans. The features of these plans are discussed further in Note 21. Share-Based Compensation to our consolidated financial statements.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	2,436,179	(1)	$—	(2)	14,470,050	(3)
Equity compensation plans not approved by security holders	—		—		—
Total	2,436,179		—		14,470,050

(1)
Includes (a) 23,326 outstanding restricted stock units granted to our Board of Directors and (b) 2,412,853 outstanding time- and performance-based restricted stock units granted to our employees. All grants were made under the Aptiv PLC Long Term Incentive Plan, as amended and restated effective April 23, 2015 (the “PLC LTIP”). Includes accrued dividend equivalents.

(2)	The restricted stock units have no exercise price.

(3)	Remaining shares available under the PLC LTIP.
Repurchase of Equity Securities
A summary of our ordinary shares repurchased during the quarter ended December 31, 2019, is shown below:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (in millions) (3)
October 1, 2019 to October 31, 2019	366,691	$82.17	366,691	$2,070
November 1, 2019 to November 30, 2019	—	—	—	2,070
December 1, 2019 to December 31, 2019	—	—	—	2,070
Total	366,691	82.17	366,691

(1)	The total number of shares purchased under the Board authorized plans described below.

(2)	Excluding commissions.

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
The assets and liabilities and operating results for the previously reported Powertrain Systems and Thermal Systems segments have been reclassified as discontinued operations separate from the Company’s continuing operations for all periods presented. For further information regarding discontinued operations, see Note 25. Discontinued Operations and Held For Sale to the audited consolidated financial statements included herein.

	Year Ended December 31,
	2019	2018	2017	2016	2015 (1)
	(dollars and shares in millions, except per share data)
Statements of operations data:
Net sales	$14,357	$14,435	$12,884	$12,274	$10,864
Depreciation and amortization (2)	717	676	546	489	344
Operating income	1,276	1,473	1,416	1,539	1,235
Interest expense	(164)	(141)	(140)	(155)	(124)
Income from continuing operations	1,009	1,107	1,063	868	852
Income from discontinued operations, net of tax	—	—	365	458	683
Net income	1,009	1,107	1,428	1,326	1,535
Net income attributable to noncontrolling interest	19	40	73	69	85
Net income attributable to Aptiv	990	1,067	1,355	1,257	1,450

Net income per share data:
Basic net income per share:
Continuing operations	$3.85	$4.04	$3.82	$3.05	$2.85
Discontinued operations	—	—	1.25	1.55	2.23
Basic net income per share attributable to Aptiv	$3.85	$4.04	$5.07	$4.60	$5.08
Diluted net income per share:
Continuing operations	$3.85	$4.02	$3.81	$3.05	$2.84
Discontinued operations	—	—	1.25	1.54	2.22
Diluted net income per share attributable to Aptiv	$3.85	$4.02	$5.06	$4.59	$5.06
Weighted average shares outstanding	257	264	267	273	285
Cash dividends declared and paid	$0.88	$0.88	$1.16	$1.16	$1.00

Other financial data:
Capital expenditures	$781	$846	$698	$657	$503
Adjusted operating income (3)	1,548	1,751	1,594	1,623	1,360
Adjusted operating income margin (4)	10.8%	12.1%	12.4%	13.2%	12.5%
Net cash provided by operating activities (5)	$1,624	$1,628	$1,468	$1,941	$1,703
Net cash used in investing activities (5)	(1,111)	(2,048)	(1,252)	(578)	(1,699)
Net cash (used in) provided by financing activities (5)	(649)	(555)	456	(1,081)	(284)

	As of December 31,
	2019	2018	2017	2016	2015
	(in millions, except employee data)
Balance sheet and employment data:
Cash and cash equivalents	$412	$567	$1,596	$737	$427
Total assets (6)	$13,459	$12,480	$12,169	$12,292	$11,973
Total debt	$4,364	$4,344	$4,149	$3,963	$3,976
Working capital, as defined (7)	$1,392	$1,430	$1,296	$1,169	$943
Shareholders’ equity	$4,011	$3,670	$3,517	$2,763	$2,733
Global employees (8)	141,000	143,000	129,000	145,000	139,000

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

	Year Ended December 31,
	2019	2018	2017	2016	2015
	(in millions)
Net income attributable to Aptiv	$990	$1,067	$1,355	$1,257	$1,450
Net income attributable to noncontrolling interest	19	40	73	69	85
Income from discontinued operations, net of tax	—	—	(365)	(458)	(683)
Income from continuing operations	1,009	1,107	1,063	868	852
Equity income, net of tax	(15)	(23)	(31)	(35)	(16)
Income tax expense	132	250	223	167	161
Other (income) expense, net (a)	(14)	(2)	21	384	114
Interest expense	164	141	140	155	124
Operating income (b)	1,276	1,473	1,416	1,539	1,235
Restructuring	148	109	129	167	65
Other acquisition and portfolio project costs	71	78	28	57	45
Asset impairments	11	34	9	1	7
(Gain) loss on business divestitures, net	—	—	—	(141)	8
Deferred compensation related to nuTonomy acquisition	42	57	12	—	—
Adjusted operating income (b)	$1,548	$1,751	$1,594	$1,623	$1,360

(a)
During the year ended December 31, 2016, the Company recorded a reserve of $300 million for litigation related to general unsecured claims against DPHH, as further described in Note 13. Commitments and Contingencies to the audited consolidated financial statements included herein.

(b)
On December 30, 2016, we completed the sale of our Mechatronics business. Given the timing of the divestiture, the operating results of this business are reflected in our 2016 results and impacts comparability to 2017 results.

(4)	Adjusted operating income margin is defined as adjusted operating income as a percentage of net sales.
(5)	Includes amounts attributable to discontinued operations.
(6)
As further described in Note 2. Significant Accounting Policies, the adoption of ASU 2016-02, Leases, resulted in the recognition of operating lease right-of-use assets in the consolidated balance sheet as of December 31, 2019, which impacts comparability to 2018.

(7)	Working capital is calculated herein as accounts receivable plus inventories less accounts payable.
(8)
Excludes temporary and contract workers. As of December 31, 2019, we employed approximately 22,000 temporary and contract workers. Periods prior to December 31, 2017 include employees of discontinued operations.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following management’s discussion and analysis of financial condition and results of operations (“MD&A”) is intended to help you understand the business operations and financial condition of the Company for the period ended December 31, 2019. This discussion should be read in conjunction with Item 8. Financial Statements and Supplementary Data. Our MD&A is presented in seven sections:

•	Executive Overview

•	Consolidated Results of Operations

•	Results of Operations by Segment

•	Liquidity and Capital Resources

•	Off-Balance Sheet Arrangements and Other Matters

•	Significant Accounting Policies and Critical Accounting Estimates

•	Recently Issued Accounting Pronouncements
Within the MD&A, “Aptiv,” the “Company,” “we,” “us” and “our” refer to Aptiv PLC, a public limited company formed under the laws of Jersey on May 19, 2011 as Delphi Automotive PLC, which, through its subsidiaries, acquired certain assets of the former Delphi Corporation (now known as DPH Holdings Corp. (“DPHH”)) and completed an initial public offering on November 22, 2011. On December 4, 2017 (the “Distribution Date”), the Company completed the separation (the “Separation”) of its former Powertrain Systems segment by distributing to Aptiv shareholders on a pro rata basis all of the issued and outstanding ordinary shares of Delphi Technologies PLC (“Delphi Technologies”), a public limited company formed to hold the spun-off business. To effect the Separation, the Company distributed to its shareholders one ordinary share of Delphi Technologies for every three Aptiv ordinary shares outstanding as of November 22, 2017, the record date for the distribution. Following the Separation, the remaining company changed its name to Aptiv PLC and New York Stock Exchange (“NYSE”) symbol to “APTV.” Aptiv did not retain any equity interest in Delphi Technologies. Delphi Technologies’ historical financial results through the Distribution Date are reflected in the Company’s consolidated financial statements as a discontinued operation, as more fully described in Note 25. Discontinued Operations and Held For Sale to the audited consolidated financial statements included herein. The completion of the Separation positioned Aptiv as a new mobility provider focused on solving the complex challenges associated with safer, greener and more connected transportation. At the core of our capabilities is the software and vehicle architecture expertise that enables the advanced safety, automated driving, user experience, and connected services that are enabling the future of mobility.
As the disposal of the Powertrain Systems business represented a strategic shift that will have a major effect on the Company’s operations and financial results, the assets and liabilities, operating results, and operating and investing cash flows for the previously reported Powertrain Systems segment are presented as discontinued operations separate from the Company’s continuing operations for all periods presented. This Management’s Discussion and Analysis reflects the results of continuing operations, unless otherwise noted.
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
We are one of the largest vehicle component manufacturers, and our customers include 23 of the 25 largest automotive original equipment manufacturers (“OEMs”) in the world.
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
Our achievements in 2019 include the following:

•
Furthering our leadership position in automated driving through the agreement with Hyundai to form a new joint venture focused on the design, development and commercialization of autonomous driving technologies;

•	Expanding our platforms for growth in key industrial markets and executing on our end-market diversification strategy through the acquisitions of gabo Systemtechnik GmbH and Falmat Inc.;

•
Leveraging our investment grade credit metrics to further refine our capital structure and increase our financial flexibility by successfully issuing $300 million of 10-year, 4.35% senior unsecured notes and $350 million of 30-year, 5.40% senior unsecured notes, utilizing the combined proceeds to redeem our $650 million, 3.15% senior notes;

•	Continuing to grow our revenues, excluding the impacts of foreign currency exchange and commodity costs, despite global automotive vehicle production declines of 6% during the year;

•	Returning $646 million to shareholders through share repurchases and dividends;

•	Generating gross business bookings of over $22 billion, based upon expected volumes and pricing;

•	Generating $1.6 billion of cash from operations and net income of $1.0 billion; and

•
Maximizing our operational flexibility and profitability at all points in the normal automotive business cycle, by having approximately 96% of our hourly workforce based in best cost countries and approximately 15% of our hourly workforce composed of temporary employees.

Our strategy is to build on these accomplishments and continue to develop and manufacture innovative market-relevant products for a diverse base of customers around the globe and leverage our lean and flexible cost structure to achieve strong and disciplined earnings growth and returns on invested capital. Through our culture of innovation and world class engineering capabilities we intend to employ our rigorous, forward-looking product development process to deliver new technologies that provide solutions to our customers. We are committed to creating value for our shareholders. We repurchased $420 million of ordinary shares in 2019, and in January 2019 announced a new share repurchase program of up to $2.0 billion of ordinary shares. We also continued to return cash to our shareholders, paying cash dividends totaling $226 million in 2019. Our key strategic priorities include:
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
In an effort to further our leadership position in the automated driving space, in September 2019 we entered into a definitive agreement with Hyundai to form a new joint venture focused on the design, development and commercialization of autonomous driving technologies. We expect this partnership to advance the development of production-ready autonomous driving systems for commercialization by bringing together our innovative vehicle technologies in the new mobility space with one of the world’s largest vehicle manufacturers. The joint venture anticipates it will begin testing fully driverless systems in 2020 and have a production-ready autonomous driving platform available for robotaxi providers, fleet operators and automotive manufacturers in 2022. As a result of our substantial investments and strategic partnerships, we believe we are well-aligned with industry technology trends that will result in sustainable future growth in these evolving areas. The transaction is subject to the satisfaction of customary closing conditions and the receipt of regulatory and other approvals, and is expected to close in the first quarter of 2020.
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
Pursuing selected acquisitions and strategic investments. During 2019, we continued to complete selected acquisitions and strategic investments in order to continue to enhance our product offerings and competitive position in growing market segments. We intend to continue to pursue selected transactions that leverage our technology capabilities and enhance and expand our commercialization of new mobility solutions, product offerings, customer base, geographic penetration and scale to complement our current businesses.
Trends, Uncertainties and Opportunities
Economic conditions. Our business is directly related to automotive sales and automotive vehicle production by our customers. Automotive sales depend on a number of factors, including global and regional economic conditions. Global automotive vehicle production decreased 6% from 2018 to 2019, representing automotive vehicle production declines across all major regions during the year. Compared to 2018, vehicle production in 2019 decreased by 9% in China, 4% in North America, 4% in Europe and 4% in South America, our smallest region. Refer to Note 23. Segment Reporting of the notes to the consolidated financial statements, included in Item 8. Financial Statements and Supplementary Data of this Annual Report for financial information concerning principal geographic areas.
Economic volatility or weakness in North America, Europe, China or South America, could result in a significant reduction in automotive sales and production by our customers, which would have an adverse effect on our business, results of operations and financial condition. There is also potential that geopolitical factors could adversely impact the U.S. and other economies, and specifically the automotive sector. In particular, changes to international trade agreements, such as the United States-Mexico-Canada Agreement and its predecessor agreement, the North American Free Trade Agreement, or other political pressures could affect the operations of our OEM customers, resulting in reduced automotive production in certain regions or shifts in the mix of production to higher cost regions. Increases in interest rates could also negatively impact automotive production as a result of increased consumer borrowing costs or reduced credit availability. Additionally, economic weakness may result in shifts in the mix of future automotive sales (from vehicles with more content such as luxury vehicles, trucks and sport utility vehicles toward smaller passenger cars). While our diversified customer and geographic revenue base, along with our flexible cost structure, have well positioned us to withstand the impact of industry downturns and benefit from industry upturns, shifts in the mix of global automotive production to higher cost regions or to vehicles with less content could adversely impact our profitability.
There have also been periods of increased market volatility and currency exchange rate fluctuations, both globally and most specifically within the United Kingdom (“U.K.”) and Europe, as a result of the U.K.’s exit from the European Union (“E.U.”), commonly referred to as “Brexit,” the terms of which remain undetermined. The withdrawal has created significant uncertainty about the future relationship between the U.K. and the E.U. These developments, or the perception that any of them could occur, may adversely affect European and worldwide economic and market conditions, including vehicle production, significantly reduce global market liquidity and restrict the ability of key market participants to operate in certain financial markets and could contribute to instability in global financial and foreign exchange markets, including increased volatility in interest rates and foreign exchange rates. Although we do not have a material physical presence in the U.K., with less than 1% of our workforce located in the U.K. and approximately 2% of our annual net sales generated in the U.K., the potential impacts of Brexit could adversely impact other global economies, and in particular, the European economy, a region which accounted for approximately 33% of our total net sales for the year ended December 31, 2019. We continue to actively monitor the ongoing potential impacts of Brexit and will seek to minimize its impact on our business through review of our existing contractual arrangements and obligations, particularly in the European region.
Key growth markets. There have been periods of increased market volatility and moderations in the level of economic growth in China, which resulted in periods of lower automotive production growth rates in China than those previously experienced, as evidenced by the reduction in volumes in the region during the year ended December 31, 2019. Despite the 2019 vehicle production declines and the recent moderations in the level of economic growth in China, rising income levels in China and other key growth markets are expected to result in stronger growth rates in these markets over the long-term. Our strong global presence, and presence in these markets, has positioned us to experience above-market growth rates over the long-term. We continue to expand our established presence in key growth markets, positioning us to benefit from the expected long-term growth opportunities in these regions. We are capitalizing on our long-standing relationships with the global OEMs and further enhancing our positions with the key growth market OEMs to continue expanding our worldwide leadership. We continue to build upon our extensive geographic reach to capitalize on fast-growing automotive markets. We believe that our presence in best cost countries positions us to realize incremental margin improvements as the global balance of automotive production shifts towards the key growth markets.
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
Our global operations are subject to certain risks inherent in doing business abroad, including unexpected changes in laws, regulations, trade or monetary or tax fiscal policy, including tariffs, quotas, customs and other import or export restrictions and other trade barriers. For instance, recent government changes in Mexico have yielded requirements that call for increases in minimum wages at the border as well as the interior of Mexico. These or any further political or governmental developments in Mexico or other countries in which we operate could result in social, economic and labor instability. In addition, existing free trade laws and regulations, such as the United States-Mexico-Canada Agreement and its predecessor agreement, the North American Free Trade Agreement, provide certain beneficial duties and tariffs for qualifying imports and exports, subject to compliance with the applicable classification and other requirements. Changes in laws or policies governing the terms of foreign trade, and in particular increased trade restrictions, tariffs or taxes on imports from countries where we manufacture products, such as China and Mexico, could have a material adverse affect on our business and financial results. For instance, beginning in 2018, the U.S. and Chinese governments have imposed a series of significant incremental retaliatory tariffs to certain imported products. Most notably with respect to the automotive industry, the U.S. imposed tariffs on imports of certain steel, aluminum and automotive components, and China imposed retaliatory tariffs on imports of U.S. vehicles and certain automotive components. While these tariffs could have potentially adverse economic impacts, particularly with respect to the automotive industry and vehicle production levels, we do not anticipate a significant impact to our operations, as we have developed and implemented strategies to mitigate adverse tariff impacts, such as production localization and relocation, contract review and renegotiation and working with the appropriate governmental agencies. Further, our global footprint and regional model serves to minimize our exposure to cross-border transactions. However, despite recent trade negotiations between the U.S. and Chinese governments, the scope and duration of the imposed tariffs remain uncertain.
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
Engineering, design and development. Our history and culture of innovation have enabled us to develop significant intellectual property and design and development expertise to provide advanced technology solutions that meet the demands of our customers. We have a team of approximately 20,200 scientists, engineers and technicians focused on developing leading product solutions for our key markets, located at 15 major technical centers in China, Germany, India, Mexico, Poland, Singapore and the United States. Our total investment in research and development, including engineering, was approximately $1.5 billion, $1.4 billion and $1.1 billion for the years ended December 31, 2019, 2018 and 2017, respectively, which includes approximately $381 million, $288 million and $204 million of co-investment by customers and government agencies. Each year we share some engineering expenses with OEMs and government agencies. While this amount varies from year-to-year, it is generally in the range of 15% to 20% of engineering expenses. We also encourage “open innovation” and collaborate extensively with peers in the industry, government agencies and academic institutions. Our technology competencies are recognized by both customers and government agencies, who co-invested approximately $381 million in 2019 to support new product development, accelerating the pace of innovation and reducing the risk associated with successful commercialization of technological breakthroughs.

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
We utilize a Technology Advisory Council, a panel of prominent global technology thought leaders, which guides our product strategies and investments in technology with a focus on developing advanced technologies to drive growth. We believe that our engineering and technical expertise, together with our emphasis on continuing research and development, allow us to use the latest technologies, materials and processes to solve problems for our customers and to bring new, innovative products to market. We believe that continued engineering activities are critical to maintaining our pipeline of technologically advanced products. Given our strong financial discipline, we seek to effectively manage fixed costs and efficiently rationalize capital spending by critically evaluating the profit potential of new and existing customer programs, including investment in innovation and technology. We maintain our engineering activities around our focused product portfolio and allocate our capital and resources to those products with distinctive technologies. We expect expenditures for research and development activities, including engineering, net of co-investment, to be approximately $1.0 billion for the year ended December 31, 2020, a decrease from 2019 primarily as a result of the anticipated formation of the autonomous driving joint venture with Hyundai, which is expected to close in the first quarter of 2020.
We maintain a large portfolio of approximately 7,600 patents and protective rights in the operation of our business as of December 31, 2019. While no individual patent or group of patents, taken alone, is considered material to our business, taken in the aggregate, these patents provide meaningful protection for our products and technical innovations. Similarly, while our trademarks are important to identify our position in the industry, we do not believe that any of these are individually material to our business. We are actively pursuing marketing opportunities to commercialize and license our technology to both automotive and non-automotive industries and we have selectively taken licenses from others to support our business interests. These activities foster optimization of intellectual property rights.
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
We are focused on maintaining a low fixed cost structure that provides us flexibility to remain profitable at all points of the traditional vehicle industry production cycle. As a result, approximately 96% of our hourly workforce is located in best cost countries. Furthermore, we have substantial operational flexibility by leveraging a large workforce of temporary workers, which represented approximately 15% of the hourly workforce as of December 31, 2019. However, we will continue to adjust our cost structure and optimize our manufacturing footprint in response to changes in the global and regional automotive markets and in order to increase investment in advanced technologies and engineering, as evidenced by our ongoing restructuring programs focused on the continued rotation of our manufacturing footprint to best cost locations in Europe and on reducing our global overhead costs. As we continue to operate in a cyclical industry that is impacted by movements in the global and regional economies, we continually evaluate opportunities to further refine our cost structure. Assuming constant product mix and pricing, based on our 2019 results, we estimate that our EBITDA breakeven level would be reached if we experienced a 45% downturn to current product volumes.
We have a strong balance sheet with gross debt of approximately $4.4 billion and substantial available liquidity of approximately $2.4 billion of cash and cash equivalents and available financing under our Revolving Credit Facility and committed European accounts receivable factoring facility (as defined below in Liquidity and Capital Resources) as of December 31, 2019, and no significant U.S. defined benefit or workforce postretirement health care benefits and employer-paid postretirement basic life insurance benefits (“OPEB”) liabilities. We intend to maintain strong financial discipline targeting industry-leading earnings growth, cash flow generation and return on invested capital and to maintain sufficient liquidity to sustain our financial flexibility throughout the industry cycle.
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

Consolidated Results of Operations
Our total net sales during the year ended December 31, 2019 were $14.4 billion, a decrease of approximately 1% compared to 2018. This compares to total global OEM production decreases of 6% in 2019. We experienced volume growth of 4% for the period, primarily as a result of increases in Europe and Asia Pacific. Volume was also impacted by increased net sales of approximately $320 million as a result of the acquisitions of KUM and Winchester in mid and late-2018, respectively, and adverse impacts of approximately $200 million resulting from the GM labor strike. Our overall lean cost structure, along with above-market sales growth in all major regions, has enabled us to maintain strong levels of operating income, while continuing to strategically invest in the future.
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
This section discusses our consolidated results of operations and results of operations by segment for the years ended December 31, 2019 versus 2018. A detailed discussion of our consolidated results of operations and results of operations by segment for the years ended December 31, 2018 versus 2017 can be found under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2018, which was filed with the SEC on February 4, 2019.

2019 versus 2018
The results of operations for the years ended December 31, 2019 and 2018 were as follows:

	Year Ended December 31,
	2019		2018		Favorable/ (unfavorable)
	(dollars in millions)
Net sales	$14,357		$14,435		$(78)
Cost of sales	11,711		11,706		(5)
Gross margin	2,646	18.4%	2,729	18.9%	(83)
Selling, general and administrative	1,076		993		(83)
Amortization	146		154		8
Restructuring	148		109		(39)
Operating income	1,276		1,473		(197)
Interest expense	(164)		(141)		(23)
Other income, net	14		2		12
Income from continuing operations before income taxes and equity income	1,126		1,334		(208)
Income tax expense	(132)		(250)		118
Income from continuing operations before equity income	994		1,084		(90)
Equity income, net of tax	15		23		(8)
Income from continuing operations	1,009		1,107		(98)
Income from discontinued operations, net of tax	—		—		—
Net income	1,009		1,107		(98)
Net income attributable to noncontrolling interest	19		40		(21)
Net income attributable to Aptiv	$990		$1,067		$(77)

Total Net Sales
Below is a summary of our total net sales for the years ended December 31, 2019 versus 2018.

	Year Ended December 31,			Variance Due To:
	2019	2018	Favorable/ (unfavorable)	Volume, net of contractual price reductions	FX	Commodity pass- through	Other	Total
	(in millions)			(in millions)
Total net sales	$14,357	$14,435	$(78)	$371	$(394)	$(55)	$—	$(78)
Total net sales for the year ended December 31, 2019 decreased 1% compared to the year ended December 31, 2018. We experienced volume growth of 4% for the period, primarily as a result of increases in Europe and Asia Pacific. Volume growth was also impacted by increased net sales of approximately $320 million as a result of the acquisitions of KUM and Winchester in mid and late-2018, respectively, and adverse impacts of approximately $200 million resulting from the GM labor strike. Volume growth was offset by unfavorable foreign currency impacts, primarily related to the Euro and Chinese Yuan Renminbi, and contractual price reductions. Refer to Note 20. Acquisitions and Divestitures to the audited consolidated financial statements included herein for further information regarding acquisitions and divestitures.

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
Cost of sales increased $5 million for the year ended December 31, 2019 compared to the year ended December 31, 2018, as summarized below. The Company’s material cost of sales was approximately 50% of net sales in both the years ended December 31, 2019 and 2018.

	Year Ended December 31,			Variance Due To:
	2019	2018	Favorable/ (unfavorable)	Volume (a)	FX	Operational performance	Other	Total
	(dollars in millions)			(in millions)
Cost of sales	$11,711	$11,706	$(5)	$(548)	$303	$155	$85	$(5)
Gross margin	$2,646	$2,729	$(83)	$(177)	$(91)	$155	$30	$(83)
Percentage of net sales	18.4%	18.9%

(a)	Presented net of contractual price reductions for gross margin variance.
The increase in cost of sales reflects increased volumes and incremental investment in advanced technologies and engineering, partially offset by the impacts from currency exchange and operational performance improvements. The increase in cost of sales is also attributable to the following items in Other above:

•	$55 million of decreased commodity pass-through costs; and

•	$5 million of decreased warranty costs.

Selling, General and Administrative Expense

	Year Ended December 31,
	2019	2018	Favorable/ (unfavorable)
	(dollars in millions)
Selling, general and administrative expense	$1,076	$993	$(83)
Percentage of net sales	7.5%	6.9%
Selling, general and administrative expense (“SG&A”) includes administrative expenses, information technology costs and incentive compensation related costs. SG&A increased as a percentage of net sales for the year ended December 31, 2019 as compared to 2018, primarily as a result of our acquisitions and increased information technology costs, partially offset by cost reduction initiatives, including our continued rotation to best cost manufacturing locations in Europe and initiatives focused on reducing global overhead costs.

Amortization

	Year Ended December 31,
	2019	2018	Favorable/ (unfavorable)
	(in millions)
Amortization	$146	$154	$8
Amortization expense reflects the non-cash charge related to definite-lived intangible assets and intangible asset impairment charges recorded during the period. The decrease in amortization during the year ended December 31, 2019 compared to 2018 reflects decreased intangible asset impairment charges recorded during the year ended December 31, 2019 as compared to 2018 and the continued amortization of our definite-lived intangible assets, which resulted primarily from our acquisitions, over their estimated useful lives. Refer to Note 20. Acquisitions and Divestitures to the audited consolidated financial statements included herein for further detail of our business acquisitions, including details of the intangible assets recorded in each transaction.
In 2020, we expect to incur non-cash amortization charges of approximately $145 million.

Restructuring

	Year Ended December 31,
	2019	2018	Favorable/ (unfavorable)
	(dollars in millions)
Restructuring	$148	$109	$(39)
Percentage of net sales	1.0%	0.8%
Restructuring charges recorded during 2019 were primarily related to programs focused on the continued rotation of our manufacturing footprint to best cost locations in Europe and on reducing global overhead costs. The Company recorded employee-related and other restructuring charges related to these programs totaling approximately $148 million during the year ended December 31, 2019, of which $74 million was recognized for programs implemented in the European region, pursuant to the Company’s ongoing overhead cost reduction strategy. None of the Company’s individual restructuring programs initiated during 2019 were material and there have been no changes in previously initiated programs that have resulted (or are expected to result) in a material change to our restructuring costs. We expect to make cash payments of approximately $85 million in 2020 pursuant to currently implemented restructuring programs.
Restructuring charges recorded during 2018 were primarily related to programs focused on the continued rotation of our manufacturing footprint to best cost locations in Europe and on reducing global overhead costs, including realignment of the Company’s organizational structure due to changes in roles and workforce resulting from the spin-off of the Powertrain Systems segment. The Company recorded employee-related and other restructuring charges related to these programs totaling approximately $109 million during the year ended December 31, 2018, of which $64 million was recognized for programs focused on the continued rotation of our manufacturing footprint to best cost locations in Europe and reducing overhead costs in the region.
We expect to continue to incur additional restructuring expense in 2020, primarily related to programs focused on the continued rotation of our manufacturing footprint to best cost locations in Europe and to reduce global overhead costs, which includes approximately $35 million (of which approximately $20 million relates to the Signal and Power Solutions segment and approximately $15 million relates to the Advanced Safety and User Experience segment) of restructuring costs related to programs approved as of December 31, 2019. Additionally, as we continue to operate in a cyclical industry that is impacted by movements in the global and regional economies, we continually evaluate opportunities to further adjust our cost structure and optimize our manufacturing footprint. The Company plans to implement additional restructuring activities in the future, if necessary, in order to align manufacturing capacity and other costs with prevailing regional automotive production levels and locations, to improve the efficiency and utilization of other locations and in order to increase investment in advanced technologies and engineering. Such future restructuring actions are dependent on market conditions, customer actions and other factors.
Refer to Note 10. Restructuring to the audited consolidated financial statements included herein for additional information.

Interest Expense

	Year Ended December 31,
	2019	2018	Favorable/ (unfavorable)
	(in millions)
Interest expense	$164	$141	$(23)
The increase in interest expense during the year ended December 31, 2019 compared to 2018 reflects the issuance of the 2019 Senior Notes in the first quarter of 2019, which were utilized to redeem the 3.15% Senior Notes, and increased short-term borrowings. Refer to Note 11. Debt to the audited consolidated financial statements included herein for additional information.

Other Income, Net

	Year Ended December 31,
	2019	2018	Favorable/ (unfavorable)
	(in millions)
Other income, net	$14	$2	$12
During the year ended December 31, 2019, Aptiv recorded $13 million of interest income and a pre-tax unrealized gain of $19 million related to increases in fair value of its equity investments without readily determinable fair values, as further discussed in Note 5. Investments in Affiliates to the consolidated financial statements contained herein. Aptiv also redeemed for cash the entire $650 million aggregate principal amount outstanding of the 3.15% Senior Notes during the year ended December 31, 2019, resulting in a loss on debt extinguishment of approximately $6 million, as further discussed in Note 11. Debt to the consolidated financial statements contained herein, and incurred approximately $5 million in transaction costs related to the acquisition of gabocom. The Company also recorded $27 million during the year ended December 31, 2019 related to the components of net periodic pension and postretirement benefit cost other than service costs.
During the year ended December 31, 2018, Aptiv incurred approximately $18 million in transaction costs related to the acquisitions of KUM and Winchester and, as further discussed in Note 17. Derivatives and Hedging Activities to the audited consolidated financial statements included herein, recorded a gain of $4 million on forward contracts entered into in order to hedge portions of the currency risk associated with the cash payment for the acquisition of KUM. During the year ended December 31, 2018, Aptiv also recorded $21 million of interest income and $11 million for certain fees earned pursuant to the transition services agreement in connection with the Separation of the Company’s former Powertrain Systems segment, as further discussed in Note 25. Discontinued Operations and Held For Sale to the audited consolidated financial statements included herein. The Company also recorded $18 million during the year ended December 31, 2018 related to the components of net periodic pension and postretirement benefit cost other than service costs.
Refer to Note 19. Other Income, Net to the audited consolidated financial statements included herein for additional information.

Income Taxes

	Year Ended December 31,
	2019	2018	Favorable/ (unfavorable)
	(in millions)
Income tax expense	$132	$250	$118
The Company’s tax rate is affected by the fact that its parent entity was formerly a U.K. resident taxpayer and became an Irish resident taxpayer in April 2018, the tax rates in Ireland, the U.K. and other jurisdictions in which the Company operates, the relative amount of income earned by jurisdiction and the relative amount of losses or income for which no tax benefit or expense was recognized due to a valuation allowance. The Company’s effective tax rate is also impacted by the receipt of certain tax incentives and holidays that reduce the effective tax rate for certain subsidiaries below the statutory rate.
The effective tax rate was 12% and 19% for the years ended December 31, 2019 and 2018, respectively. The effective tax rate for the year ended December 31, 2019 was impacted by releases of valuation allowances as a result of the Company’s determination that it was more likely than not that certain deferred tax assets would be realized, as well as favorable provision to return adjustments. The Company also accrued $20 million of reserve adjustments for uncertain tax positions, which included reserves for ongoing audits in foreign jurisdictions, as well as for changes in estimates based on relevant new or additional evidence obtained related to certain of the Company’s tax positions, including tax authority administrative pronouncements and court decisions.
The effective tax rate for the year ended December 31, 2018 was impacted by approximately $30 million recorded as an adjustment to the provisional amounts recorded due to the enactment of the Tax Cuts and Jobs Act (“the Tax Legislation”) in the U.S. and approximately $30 million recorded related to the Company’s intellectual property transfer, partially offset by favorable changes in geographic income mix, primarily due to changes in the underlying operations of the business.
Refer to Note 14. Income Taxes to the audited consolidated financial statements included herein for additional information.

Equity Income

	Year Ended December 31,
	2019	2018	Favorable/ (unfavorable)
	(in millions)
Equity income, net of tax	$15	$23	$(8)
Equity income, net of tax reflects the Company’s interest in the results of ongoing operations of entities accounted for as equity method investments. Equity income decreased during the year ended December 31, 2019 as compared to the year ended December 31, 2018, primarily attributable to the performance of our joint ventures in North America and Asia Pacific as compared to the prior period.

Results of Operations by Segment
We operate our core business along the following operating segments, which are grouped on the basis of similar product, market and operating factors:

•	Signal and Power Solutions, which includes complete electrical architecture and component products.

•
Advanced Safety and User Experience, which includes component and systems integration expertise in advanced safety, user experience and connectivity and security solutions, as well as advanced software development and autonomous driving technologies.

•	Eliminations and Other, which includes i) the elimination of inter-segment transactions, and ii) certain other expenses and income of a non-operating or strategic nature.
As described in Note 25. Discontinued Operations and Held For Sale to the audited consolidated financial statements contained herein, the Company’s previously reported Powertrain Systems segment has been classified as discontinued operations for all periods presented. Certain original equipment service businesses that were previously included within the Powertrain Systems segment but which was not included in the spin-off, are reported in continuing operations and have been reclassified within the Advanced Safety and User Experience and Signal and Power Solutions segments for all periods presented. Amounts for shared general and administrative operating expenses that were allocated to the Powertrain Systems segment in prior periods have been re-allocated to the Company’s reportable operating segments. No amounts for shared general and administrative operating expense or interest expense were allocated to discontinued operations.
Our management utilizes Adjusted Operating Income as the key performance measure of segment income or loss to evaluate segment performance, and for planning and forecasting purposes to allocate resources to the segments, as management believes this measure is most reflective of the operational profitability or loss of our operating segments. Segment Adjusted Operating Income should not be considered a substitute for results prepared in accordance with U.S. GAAP and should not be considered an alternative to net income attributable to Aptiv, which is the most directly comparable financial measure to Adjusted Operating Income that is prepared in accordance with U.S. GAAP. Segment Adjusted Operating Income, as determined and measured by Aptiv, should also not be compared to similarly titled measures reported by other companies.
The reconciliation of Adjusted Operating Income to operating income includes, as applicable, restructuring, other acquisition and portfolio project costs (which includes costs incurred to integrate acquired businesses and to plan and execute product portfolio transformation actions, including business and product acquisitions and divestitures), asset impairments, gains (losses) on business divestitures and deferred compensation related to acquisitions. The reconciliations of Adjusted Operating Income to net income attributable to Aptiv for the years ended December 31, 2019 and 2018 are as follows:

	Signal and Power Solutions	Advanced Safety and User Experience	Eliminations and Other	Total
	(in millions)
For the Year Ended December 31, 2019:
Adjusted operating income	$1,274	$274	$—	$1,548
Restructuring	(104)	(44)	—	(148)
Other acquisition and portfolio project costs	(44)	(27)	—	(71)
Asset impairments	(2)	(9)	—	(11)
Deferred compensation related to nuTonomy acquisition	—	(42)	—	(42)
Operating income	$1,124	$152	$—	1,276
Interest expense				(164)
Other income, net				14
Income from continuing operations before income taxes and equity income				1,126
Income tax expense				(132)
Equity income, net of tax				15
Income from continuing operations				1,009
Income from discontinued operations, net of tax				—
Net income				1,009
Net income attributable to noncontrolling interest				19
Net income attributable to Aptiv				$990

	Signal and Power Solutions	Advanced Safety and User Experience	Eliminations and Other	Total
	(in millions)
For the Year Ended December 31, 2018:
Adjusted operating income	$1,424	$327	$—	$1,751
Restructuring	(90)	(19)	—	(109)
Other acquisition and portfolio project costs	(54)	(24)	—	(78)
Asset impairments	(1)	(33)	—	(34)
Deferred compensation related to nuTonomy acquisition	—	(57)	—	(57)
Operating income	$1,279	$194	$—	1,473
Interest expense				(141)
Other income, net				2
Income from continuing operations before income taxes and equity income				1,334
Income tax expense				(250)
Equity income, net of tax				23
Income from continuing operations				1,107
Income from discontinued operations, net of tax				—
Net income				1,107
Net income attributable to noncontrolling interest				40
Net income attributable to Aptiv				$1,067

Net sales, gross margin as a percentage of net sales and Adjusted Operating Income by segment for the years ended December 31, 2019 and 2018 are as follows:

Net Sales by Segment

	Year Ended December 31,			Variance Due To:
	2019	2018	Favorable/ (unfavorable)	Volume, net of contractual price reductions	FX	Commodity Pass-through	Other	Total
	(in millions)			(in millions)
Signal and Power Solutions	$10,302	$10,402	$(100)	$256	$(301)	$(55)	$—	$(100)
Advanced Safety and User Experience	4,092	4,078	14	109	(95)	—	—	14
Eliminations and Other	(37)	(45)	8	6	2	—	—	8
Total	$14,357	$14,435	$(78)	$371	$(394)	$(55)	$—	$(78)

Gross Margin Percentage by Segment

	Year Ended December 31,
	2019	2018
Signal and Power Solutions	20.9%	21.4%
Advanced Safety and User Experience	12.0%	12.4%
Eliminations and Other	—%	—%
Total	18.4%	18.9%

Adjusted Operating Income by Segment

	Year Ended December 31,			Variance Due To:
	2019	2018	Favorable/ (unfavorable)	Volume, net of contractual price reductions	Operational performance	Other	Total
	(in millions)			(in millions)
Signal and Power Solutions	$1,274	$1,424	$(150)	$(151)	$80	$(79)	$(150)
Advanced Safety and User Experience	274	327	(53)	(26)	60	(87)	(53)
Eliminations and Other	—	—	—	—	—	—	—
Total	$1,548	$1,751	$(203)	$(177)	$140	$(166)	$(203)
As noted in the table above, Adjusted Operating Income for the year ended December 31, 2019 as compared to the year ended December 31, 2018 was impacted by volume and contractual price reductions, including product mix, and the adverse volume and operational impacts of approximately $110 million resulting from the GM labor strike, as well as other operational performance improvements, which were partially offset by incremental investment in advanced technologies and engineering, as well as the following items included in Other in the table above:

•	$88 million of increased SG&A expense, not including the impact of other acquisition and portfolio project costs, primarily as a result of our acquisitions and increased information technology costs;

•	Unfavorable foreign currency impacts of $64 million, primarily related to the Euro and Chinese Yuan Renminbi; and

•	$29 million of increased depreciation and amortization, not including the impact of asset impairments, primarily as a result of a higher fixed asset base.

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
As of December 31, 2019, we had cash and cash equivalents of $0.4 billion and net debt (defined as outstanding debt less cash and cash equivalents) of $4.0 billion. We also have access to additional liquidity pursuant to the terms of the $2.0 billion Revolving Credit Facility and the €300 million committed European accounts receivable factoring facility, as described below.
The following table summarizes our available liquidity, which includes cash, cash equivalents and funds available under our significant committed credit facilities, as of December 31, 2019. The amounts disclosed as available under the Company’s significant committed credit facilities are available without violating our existing debt covenants, which are described below.

December 31, 2019

(in millions)
Cash and cash equivalents	$412
Revolving Credit Facility, unutilized portion (1)	1,910
Committed European accounts receivable factoring facility, unutilized portion (2)	70
Total available liquidity	$2,392

(1)	Availability reduced by less than $1 million in letters of credit issued under the Credit Agreement as of December 31, 2019.

(2)	Based on December 31, 2019 foreign currency rates, subject to the availability of eligible accounts receivable.
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
We also continue to expect to be able to move funds between different countries to manage our global liquidity needs without material adverse tax implications, subject to current monetary policies and to the terms of the Credit Agreement. While a substantial portion of our operating income is generated by our non-U.S. subsidiaries, and as of December 31, 2019, the Company’s cash and cash equivalents held by our non-U.S. subsidiaries totaled $396 million, we utilize a combination of strategies, including dividends, cash pooling arrangements, intercompany loan repayments and other distributions and advances to provide the funds necessary to meet our global liquidity needs. There are no significant restrictions on the ability of our subsidiaries to pay dividends or make other distributions to Aptiv. If additional non-U.S. cash was needed for our U.S. operations, we may be required to accrue and pay withholding if we were to distribute such funds from non-U.S. subsidiaries to the U.S.; however, based on our current liquidity needs and strategies, we do not anticipate a need to accrue and pay such additional amounts.
Based on these factors, we believe we possess sufficient liquidity to fund our global operations and capital investments in 2020 and beyond.
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
On December 4, 2017, pursuant to the Separation and Distribution Agreement, the Company transferred to Delphi Technologies the assets and liabilities that comprised Delphi Technologies’ business. In connection with the Separation, the Company received a dividend of approximately $1,148 million from Delphi Technologies. The Company used the proceeds received from the dividend to fund growth initiatives, including increased investment in advanced technologies and engineering, and for general corporate purposes. The requirements for presenting Delphi Technologies as a discontinued

operation were met when the Separation was completed. Accordingly, the accompanying consolidated financial statements reflect this business as a discontinued operation for all periods presented. Refer to Note 25. Discontinued Operations and Held For Sale to the audited consolidated financial statements contained herein for further disclosure related to the Company’s discontinued operations.
In connection with the Separation, Aptiv and Delphi Technologies entered into various agreements to effect the Separation and to provide a framework for their relationship following the Separation, which included a Separation and Distribution Agreement, a Transition Services Agreement, a Tax Matters Agreement, an Employee Matters Agreement and Contract Manufacturing Services Arrangements. The transition services primarily involve Aptiv providing certain services to Delphi Technologies related to information technology and human resource infrastructure for terms of up to 24 months following the Separation. Aptiv recorded $4 million and $11 million to other income, net during the years ended December 31, 2019 and 2018, respectively, for certain fees earned pursuant to the Transition Services Agreement. In addition, Aptiv is also party to various commercial agreements with Delphi Technologies entities. In connection with the Separation, the Company received $180 million in cash from Delphi Technologies pursuant to the Tax Matters Agreement.
As a result of the Separation, the Company incurred approximately $118 million in separation costs during the year ended December 31, 2017, which are included within earnings from discontinued operations, net of income taxes in the accompanying consolidated statements of operations. These costs primarily related to professional fees associated with planning the Separation, as well as Separation activities within finance, tax, legal and information system functions and certain investment banking fees incurred upon the Separation.
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
A summary of the ordinary shares repurchased during the years ended December 31, 2019, 2018 and 2017 is as follows:

	Year Ended December 31,
	2019	2018	2017
Total number of shares repurchased	5,387,533	6,530,369	4,667,193
Average price paid per share	$77.93	$76.44	$82.00
Total (in millions)	$420	$499	$383
As of December 31, 2019, approximately $70 million of share repurchases remained available under the April 2016 share repurchase program. All repurchased shares were retired, and are reflected as a reduction of ordinary share capital for the par value of the shares, with the excess applied as reductions to additional paid-in-capital and retained earnings.
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
Dividends from Equity Investments
During the years ended December 31, 2019, 2018 and 2017, Aptiv received dividends of $9 million, $12 million and $15 million, respectively, from its equity method investments. The dividends were recognized as a reduction to the investment and represented a return on investment included in cash flows from operating activities from continuing operations.

Acquisitions
gabocom—On November 19, 2019, Aptiv acquired 100% of the equity interests of gabo Systemtechnik GmbH (“gabocom”), a leading provider of highly-engineered cable management and protection solutions for the telecommunications industry, for total consideration of $311 million, net of cash acquired. The acquisition was accounted for as a business combination, with the operating results of gabocom included within the Company’s Signal and Power Solutions segment from the date of acquisition. The Company acquired gabocom utilizing cash on hand.
Falmat—On May 14, 2019, Aptiv acquired 100% of the equity interests of Falmat Inc. (“Falmat”), a leading manufacturer of high performance custom cable and cable assemblies for industrial applications, for total consideration of $25 million, net of cash acquired. The acquisition was accounted for as a business combination, with the operating results of Falmat included within the Company’s Signal and Power Solutions segment from the date of acquisition. The Company acquired Falmat utilizing cash on hand.
Winchester—On October 24, 2018, Aptiv acquired 100% of the equity interests of Winchester Interconnect (“Winchester”), a leading provider of custom engineered interconnect solutions for harsh environment applications, for total consideration of $680 million, net of cash acquired. The acquisition was accounted for as a business combination, with the operating results of Winchester included within the Company’s Signal and Power Solutions segment from the date of acquisition. The Company acquired Winchester utilizing cash on hand and short-term borrowings.
KUM—On June 14, 2018, Aptiv acquired 100% of the equity interests of KUM, a specialized manufacturer of connectors for the automotive industry, for total consideration of $526 million, net of cash acquired. The acquisition was accounted for as a business combination, with the operating results of KUM included within the Company’s Signal and Power Solutions segment from the date of acquisition. The Company acquired KUM utilizing cash on hand.
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
Refer to Note 20. Acquisitions and Divestitures to the audited consolidated financial statements included herein for further detail of the Company’s business acquisitions.
Technology Investments—During the fourth quarter of 2019, the Company’s Advanced Safety and User Experience segment made a $6 million investment in Krono-Safe, SAS, a leading software developer of safety-critical real-time embedded systems. During the first quarter of 2019, the Company’s Advanced Safety and User Experience segment made an additional $3 million investment in Otonomo Technologies Ltd., a connected car data marketplace developer. This investment was in addition to the Company’s $15 million investment made in the first quarter of 2017.
During the fourth quarter of 2018, the Company’s Advanced Safety and User Experience segment made a $15 million investment in Affectiva, Inc., a leader in human perception artificial intelligence technology. During the third quarter of 2017, the Company’s Advanced Safety and User Experience segment made investments in two leading developers of LiDAR technology; a $15 million investment in Innoviz Technologies and a $10 million investment in LeddarTech, Inc. During the second quarter of 2017, the Company’s Signal and Power Solutions segment made a $10 million investment in Valens Semiconductor Ltd., a leading provider of signal processing technology for high frequency data transmission of connected car content.
These investments do not have readily determinable fair values and are measured at cost, less impairments, adjusted for observable price changes in orderly transactions for identical or similar investments of the same issuer. Refer to Note 5. Investments in Affiliates to the audited consolidated financial statements included herein for further detail of the Company’s technology investments.

Divestitures
Powertrain Systems Spin-Off—As described above, on December 4, 2017, the Company completed the spin-off of its former Powertrain Systems segment into a new publicly traded company, Delphi Technologies PLC. In connection with the Separation, the Company received a dividend of approximately $1,148 million from Delphi Technologies. The Company used the proceeds received from the dividend to fund growth initiatives, including increased investment in advanced technologies and engineering. The requirements for presenting Delphi Technologies as a discontinued operation were met when the Separation was completed. Accordingly, the accompanying consolidated financial statements reflect this business as a discontinued operation for all periods presented. Refer to Note 25. Discontinued Operations and Held For Sale to the audited consolidated financial statements contained herein for further disclosure related to the Company’s discontinued operations.
Autonomous Driving Joint Venture
In September 2019, the Company entered into a definitive agreement with Hyundai to form a new joint venture focused on the design, development and commercialization of autonomous driving technologies. Under the terms of the agreement, Aptiv will contribute to the joint venture autonomous driving technology, intellectual property and approximately 700 employees for a 50% ownership interest in the newly formed entity. Hyundai will contribute to the joint venture approximately $1.6 billion in cash at closing and approximately $0.4 billion in vehicle engineering services, research and development resources and access to intellectual property for a 50% ownership interest in the newly formed entity. Upon closing of the transaction, Aptiv anticipates it will deconsolidate the carrying value of the associated assets and liabilities contributed to the joint venture, recognize an asset for the fair value of its investment in the newly formed joint venture and recognize any difference between the carrying value of its contribution and the fair value of its investment in earnings. Aptiv anticipates recognizing its investment in the newly formed entity prospectively using the equity method of accounting. The transaction is subject to the satisfaction of customary closing conditions and the receipt of regulatory and other approvals, and is expected to close in the first quarter of 2020.
The Company determined that the assets and liabilities associated with Aptiv’s contribution to the joint venture, which are reported within the Advanced Safety and User Experience segment, met the held for sale criteria as of December 31, 2019. Accordingly, the held for sale assets and liabilities were reclassified in the consolidated balance sheet as of December 31, 2019 to current assets held for sale and current liabilities held for sale, respectively, as the contribution of such assets and liabilities to the joint venture is expected to occur within one year. Upon designation as held for sale, the Company ceased recording depreciation of the held for sale assets. Refer to Note 25. Discontinued Operations and Held For Sale to the audited consolidated financial statements contained herein for additional information.
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
As of December 31, 2019, $90 million was outstanding under the Revolving Credit Facility and less than $1 million in letters of credit issued under the Credit Agreement. Letters of credit issued under the Credit Agreement reduce availability under the Revolving Credit Facility. The maximum amount drawn under the Revolving Credit Facility during the year ended December 31, 2019 was $710 million, primarily to manage intra-month working capital requirements.
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

	December 31, 2019		December 31, 2018
	LIBOR plus	ABR plus	LIBOR plus	ABR plus
Revolving Credit Facility	1.10%	0.10%	1.10%	0.10%
Tranche A Term Loan	1.25%	0.25%	1.25%	0.25%
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
The interest rate period with respect to LIBOR interest rate options can be set at one-, two-, three-, or six-months as selected by Aptiv in accordance with the terms of the Credit Agreement (or other period as may be agreed by the applicable lenders). Aptiv may elect to change the selected interest rate option in accordance with the provisions of the Credit Agreement. As of December 31, 2019, Aptiv selected the one-month LIBOR interest rate option on the Tranche A Term Loan, and the rate effective as of December 31, 2019, as detailed in the table below, was based on the Company’s current credit rating and the Applicable Rate for the Credit Agreement:

		Borrowings as of
		December 31, 2019	Rates effective as of
	Applicable Rate	(in millions)	December 31, 2019
Revolving Credit Facility	ABR plus 0.10%	$40	4.85%
Revolving Credit Facility	LIBOR plus 1.10%	$50	2.85%
Tranche A Term Loan	LIBOR plus 1.25%	$360	3.00%
Borrowings under the Credit Agreement are prepayable at Aptiv’s option without premium or penalty.
The Credit Agreement contains certain covenants that limit, among other things, the Company’s (and the Company’s subsidiaries’) ability to incur certain additional indebtedness or liens or to dispose of substantially all of its assets. In addition, the Credit Agreement requires that the Company maintain a consolidated leverage ratio (the ratio of Consolidated Total Indebtedness to Consolidated EBITDA, each as defined in the Credit Agreement) of less than 3.50 to 1.0. The Credit Agreement also contains events of default customary for financings of this type. The Company was in compliance with the Credit Agreement covenants as of December 31, 2019.
As of December 31, 2019, all obligations under the Credit Agreement were borrowed by Aptiv Corporation and jointly and severally guaranteed by its direct and indirect parent companies, subject to certain exceptions set forth in the Credit Agreement. Refer to Note 22. Supplemental Guarantor and Non-Guarantor Condensed Consolidating Financial Statements to the audited consolidated financial statements contained herein for additional information.
Senior Unsecured Notes
As of December 31, 2019, the Company had the following senior unsecured notes issued and outstanding:

Aggregate Principal Amount (in millions)	Stated Coupon Rate	Issuance Date	Maturity Date	Interest Payment Date

$700	4.15%	March 2014	March 2024	March 15 and September 15
784	1.50%	March 2015	March 2025	March 10
650	4.25%	November 2015	January 2026	January 15 and July 15
559	1.60%	September 2016	September 2028	September 15
300	4.35%	March 2019	March 2029	March 15 and September 15
300	4.40%	September 2016	October 2046	April 1 and October 1
350	5.40%	March 2019	March 2049	March 15 and September 15
On March 14, 2019, Aptiv PLC issued $650 million in aggregate principal amount of senior unsecured notes in a transaction registered under the Securities Act, comprised of $300 million of 4.35% senior unsecured notes due 2029 (the “4.35% Senior Notes”) and $350 million of 5.40% senior unsecured notes due 2049 (the “5.40% Senior Notes”) (collectively, the “2019 Senior Notes”). The 4.35% Senior Notes were priced at 99.879% of par, resulting in a yield to maturity of 4.365%, and the 5.40% Senior Notes were priced at 99.558% of par, resulting in a yield to maturity of 5.430%. The proceeds were utilized to redeem the 3.15% Senior Notes. Aptiv incurred approximately $7 million of issuance costs in connection with the 2019 Senior Notes. Interest on the 2019 Senior Notes is payable semi-annually on March 15 and September 15 of each year to holders of record at the close of business on March 1 or September 1 immediately preceding the interest payment date. As a result of the redemption of the 3.15% Senior Notes, Aptiv recognized a loss on debt extinguishment of approximately $6 million during the year ended December 31, 2019 within other expense, net in the consolidated statements of operations.
Although the specific terms of each indenture governing each series of senior notes vary, the indentures contain certain restrictive covenants, including with respect to Aptiv’s (and Aptiv’s subsidiaries) ability to incur liens, enter into sale and leaseback transactions and merge with or into other entities. As of December 31, 2019, the Company was in compliance with the provisions of all series of the outstanding senior notes. Refer to Note 11. Debt to the audited consolidated financial statements contained herein for further information.
Other Financing
Receivable factoring—Aptiv maintains a €300 million European accounts receivable factoring facility that is available on a committed basis. This facility is accounted for as short-term debt and borrowings are subject to the availability of eligible accounts receivable. Collateral is not required related to these trade accounts receivable. This program renews on a non-committed, indefinite basis unless terminated by either party. Borrowings bear interest at Euro Interbank Offered Rate (“EURIBOR”) plus 0.42% for borrowings denominated in Euros. The rate effective on amounts outstanding as of December 31, 2019 was 0.42%. As of December 31, 2019 and 2018, Aptiv had $266 million and $279 million, respectively, outstanding on the European accounts receivable factoring facility. The maximum amount drawn under the European facility during the year ended December 31, 2019 was $335 million, primarily to manage intra-month working capital requirements.
Finance leases and other—As of December 31, 2019 and 2018, approximately $33 million and $32 million, respectively, of other debt primarily issued by certain non-U.S. subsidiaries and finance lease obligations were outstanding.
Letter of credit facilities—In addition to the letters of credit issued under the Credit Agreement, Aptiv had approximately $2 million and $2 million outstanding through other letter of credit facilities as of December 31, 2019 and 2018, respectively, primarily to support arrangements and other obligations at certain of its subsidiaries.
Contractual Commitments
The following table summarizes our expected cash outflows resulting from financial contracts and commitments as of December 31, 2019, with amounts denominated in foreign currencies translated using foreign currency rates as of December 31, 2019. We have not included information on our recurring purchases of materials for use in our manufacturing operations. These amounts are generally consistent from year to year, closely reflect our levels of production, and are not long-term in nature. The amounts below exclude the gross liability for uncertain tax positions of $217 million as of December 31, 2019. We do not expect a significant payment related to these obligations to be made within the next twelve months. We are not able to provide a reasonably reliable estimate of the timing of future payments relating to the non-current portion of obligations associated with uncertain tax positions. For more information, refer to Note 14. Income Taxes to the audited consolidated financial statements included herein.

	Payments due by Period
	Total	2020	2021 & 2022	2023 & 2024	Thereafter
	(in millions)
Debt and finance lease obligations (excluding interest)	$4,392	$393	$346	$704	$2,949
Estimated interest costs related to debt and finance lease obligations	1,525	138	255	231	901
Operating lease obligations	470	106	173	98	93
Contractual commitments for capital expenditures	192	192	—	—	—
Other contractual purchase commitments, including information technology	238	147	89	1	1
Total	$6,817	$976	$863	$1,034	$3,944
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

Capital Expenditures
Supplier selection in the automotive industry is generally finalized several years prior to the start of production of the vehicle. Therefore, current capital expenditures are based on customer commitments entered into previously, generally several years ago when the customer contract was awarded. As of December 31, 2019, we had approximately $192 million in outstanding cancellable and non-cancellable capital commitments. Capital expenditures by operating segment and geographic region for the periods presented were:

	Year Ended December 31,
	2019	2018	2017
	(in millions)
Signal and Power Solutions	$495	$534	$477
Advanced Safety and User Experience	250	245	196
Other (1)	36	67	25
Total capital expenditures	$781	$846	$698
North America	$257	$314	$301
Europe, Middle East & Africa	292	300	234
Asia Pacific	218	220	151
South America	14	12	12
Total capital expenditures	$781	$846	$698

(1)	Other includes capital expenditures attributable to corporate administrative and support functions, including corporate headquarters and certain technical centers.
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
Operating activities—Net cash provided by operating activities from continuing operations totaled $1,624 million and $1,640 million for the years ended December 31, 2019 and 2018, respectively. Cash flow from operating activities from continuing operations for the year ended December 31, 2019 consisted primarily of net earnings from continuing operations of $1,009 million, increased by $767 million for non-cash charges for depreciation, amortization, pension costs and extinguishment of debt, partially offset by $184 million related to changes in operating assets and liabilities, net of restructuring and pension contributions. Cash flow from operating activities from continuing operations for the year ended December 31, 2018 consisted primarily of net earnings from continuing operations of $1,107 million, increased by $711 million for non-cash charges for depreciation, amortization and pension costs, partially offset by $216 million related to changes in operating assets and liabilities, net of restructuring and pension contributions.
Investing activities—Net cash used in investing activities from continuing operations totaled $1,111 million and $2,048 million for the years ended December 31, 2019 and 2018, respectively. The decrease in usage is primarily attributable to $344 million paid for business acquisitions and technology investments, as compared to $1,213 million paid for business acquisitions and technology investments during the year ended December 31, 2018. Additionally, capital expenditures decreased $65 million during the year ended December 31, 2019 as compared to the year ended December 31, 2018.
Financing activities—Net cash used in financing activities totaled $649 million and $555 million for the years ended December 31, 2019 and 2018, respectively. Cash flows used in financing activities for the year ended December 31, 2019 primarily included net proceeds of $641 million received from the issuance of the 2019 Senior Notes, which were utilized to redeem the $650 million 3.15% Senior Notes, as well as $420 million paid to repurchase ordinary shares and $226 million of dividend payments. Cash flows used in financing activities for the year ended December 31, 2018 primarily included $499 million paid to repurchase ordinary shares and $233 million of dividend payments, partially offset by $268 million in borrowings under other short-term debt agreements.

Off-Balance Sheet Arrangements and Other Matters
We do not engage in any off-balance sheet financial arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Pension Benefits
Certain of our non-U.S. subsidiaries sponsor defined benefit pension plans, which generally provide benefits based on negotiated amounts for each year of service. Our primary non-U.S. plans are located in France, Germany, Mexico, Portugal and the United Kingdom (“U.K.”). The U.K. and certain Mexican plans are funded. In addition, we have defined benefit plans in South Korea, Turkey and Italy for which amounts are payable to employees immediately upon separation. The obligations for these plans are recorded over the requisite service period. We anticipate making pension contributions and benefit payments of approximately $45 million for non-U.S. plans in 2020.
Aptiv sponsors a Supplemental Executive Retirement Program (“SERP”) for those employees who were U.S. executives of DPHH prior to September 30, 2008 and were still U.S. executives of the Company on October 7, 2009, the effective date of the program. This program is unfunded. Executives receive benefits over 5 years after an involuntary or voluntary separation from Aptiv. The SERP is closed to new members and was frozen effective September 30, 2008. There are no required contributions for the SERP in 2019, although we anticipate making benefit payments of approximately $5 million for the SERP in 2020.
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
As of December 31, 2019 and 2018, the undiscounted reserve for environmental investigation and remediation was approximately $4 million (of which $1 million was recorded in accrued liabilities and $3 million was recorded in other long-term liabilities) and $4 million (of which $1 million was recorded in accrued liabilities and $3 million was recorded in other long-term liabilities). Aptiv cannot ensure that environmental requirements will not change or become more stringent over time or that its eventual environmental remediation costs and liabilities will not exceed the amount of its current reserves. In the event that such liabilities were to significantly exceed the amounts recorded, Aptiv’s results of operations could be materially affected.
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
Acquisitions
In accordance with accounting guidance for the provisions in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 805, Business Combinations, we allocate the purchase price of an acquired business to its identifiable assets and liabilities based on estimated fair values. The excess of the purchase price over the amount allocated to the assets and liabilities, if any, is recorded as goodwill. In addition, an acquisition may include a contingent consideration component. The fair value of the contingent consideration is estimated as of the date of the acquisition and is recorded as part of the purchase price. This estimate is updated in future periods and any changes in the estimate, which are not considered an adjustment to the purchase price, are recorded in our consolidated statements of operations.
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

Legal and Other Contingencies
We are involved from time to time in various legal proceedings and claims, including commercial or contractual disputes, product liability claims, government investigations, product warranties and environmental and other matters, that arise in the normal course of business. We routinely assess the likelihood of any adverse judgments or outcomes related to these matters, as well as ranges of probable losses, by consulting with internal personnel involved with such matters as well as with outside legal counsel handling such matters. We have accrued for estimated losses for those matters where we believe that the likelihood of a loss has occurred, is probable and the amount of the loss is reasonably estimable. The determination of the amount of such reserves is based on knowledge and experience with regard to past and current matters and consultation with internal personnel involved with such matters and with outside legal counsel handling such matters. The amount of such reserves may change in the future due to new developments or changes in circumstances. The inherent uncertainty related to the outcome of these matters can result in amounts materially different from any provisions made with respect to their resolution. Refer to Note 13. Commitments and Contingencies to the audited consolidated financial statements included herein for additional information.
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
The principal assumptions used to determine the pension expense and the actuarial value of the projected benefit obligation for the U.S. and non-U.S. pension plans were:
Assumptions used to determine benefit obligations at December 31:

	Pension Benefits
	U.S. Plans		Non-U.S. Plans
	2019	2018	2019	2018
Weighted-average discount rate	2.40%	3.80%	2.87%	3.53%
Weighted-average rate of increase in compensation levels	N/A	N/A	3.69%	3.74%
Assumptions used to determine net expense for years ended December 31:

	Pension Benefits
	U.S. Plans			Non-U.S. Plans
	2019	2018	2017	2019	2018	2017
Weighted-average discount rate	3.80%	2.70%	2.70%	3.53%	3.39%	2.83%
Weighted-average rate of increase in compensation levels	N/A	N/A	N/A	3.74%	3.65%	3.86%
Weighted-average expected long-term rate of return on plan assets	N/A	N/A	N/A	4.95%	5.63%	5.84%
We select discount rates by analyzing the results of matching each plan’s projected benefit obligations with a portfolio of high-quality fixed income investments rated AA- or higher by Standard and Poor’s.

Aptiv does not have any U.S. pension assets; therefore no U.S. asset rate of return calculation was necessary for 2019, 2018 or 2017. The primary funded non-U.S. plans are in the United Kingdom (“U.K.”) and Mexico. For the determination of 2019 expense, we assumed a long-term expected asset rate of return of approximately 4.50% and 7.50% for the U.K. and Mexico, respectively. We evaluated input from local actuaries and asset managers, including consideration of recent fund performance and historical returns, in developing the long-term rate of return assumptions. The assumptions for the U.K. and Mexico are primarily conservative long-term, prospective rates. To determine the expected return on plan assets, the market-related value of our plan assets is actual fair value.
Our pension expense for 2020 is determined at the December 31, 2019 measurement date. For purposes of analysis, the following table highlights the sensitivity of our pension obligations and expense attributable to continuing operations to changes in key assumptions:

Change in Assumption	Impact on Pension Expense	Impact on PBO
25 basis point (“bp”) decrease in discount rate	+ $2 million	+ $31 million
25 bp increase in discount rate	- $2 million	- $30 million
25 bp decrease in long-term expected return on assets	+ $1 million	—
25 bp increase in long-term expected return on assets	- $1 million	—
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
Recently Issued Accounting Pronouncements
Refer to Note 2. Significant Accounting Policies to the audited consolidated financial statements included herein for a complete description of recent accounting standards which we have not yet been required to implement which may be applicable to our operations. Additionally, the significant accounting standards that have been adopted during the year ended December 31, 2019 are described.

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
Currency Exchange Rate Risk
Currency exposures may impact future earnings and/or operating cash flows. We have currency exposures related to buying, selling and financing in currencies other than the local functional currencies in which we operate (“transactional exposure”). We also have currency exposures related to the translation of the financial statements of our foreign subsidiaries that use the local currency as their functional currency into U.S. dollars, the Company’s reporting currency (“translational exposure”). The impact of translational exposure is recorded within currency translation adjustment in the consolidated statements of comprehensive income. During the year ended December 31, 2019, the foreign currency translation adjustment loss of $45 million was primarily due to the impact of a strengthening U.S. dollar, which increased approximately 2% in relation to both the Euro and the Chinese Yuan Renminbi from December 31, 2018.
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
In some instances, we choose to reduce our transactional exposures through financial instruments (hedges) that provide offsets or limits to our exposures. Currently our most significant hedged currency exposures relate to the Mexican Peso, Chinese Yuan Renminbi, Polish Zloty, Euro and Turkish Lira. As of December 31, 2019 and 2018 the net fair value liability of all financial instruments, including hedges and underlying transactions, with exposure to currency risk was approximately $1,199 million and $1,412 million, respectively. The potential loss or gain in fair value for such financial instruments from a hypothetical 10% adverse or favorable change in quoted currency exchange rates would be approximately $78 million and $131 million as of December 31, 2019 and 2018, respectively. The impact of a 10% change in rates on fair value differs from a 10% change in the net fair value asset due to the existence of hedges. The model assumes a parallel shift in currency exchange rates; however, currency exchange rates rarely move in the same direction. The assumption that currency exchange rates change in a parallel fashion may overstate the impact of changing currency exchange rates on assets and liabilities denominated in currencies other than the U.S. dollar.

Commodity Price Risk
Commodity swaps/average rate forward contracts are executed to offset a portion of our exposure to the potential change in prices mainly for various non-ferrous metals used in the manufacturing of automotive components, primarily copper. The net fair value of our contracts was a liability of less than $1 million and $22 million as of December 31, 2019 and 2018, respectively. If the price of the commodities that are being hedged by our commodity swaps/average rate forward contracts changed adversely or favorably by 10%, the fair value of our commodity swaps/average rate forward contracts would decrease or increase by $21 million and $25 million as of December 31, 2019 and 2018, respectively. A 10% change in the net fair value liability differs from a 10% change in rates on fair value due to the relative differences between the underlying commodity prices and the prices in place in our commodity swaps/average rate forward contracts. These amounts exclude the offsetting impact of the price risk inherent in the physical purchase of the underlying commodities.
Interest Rate Risk
Our exposure to market risk associated with changes in interest rates relates primarily to our debt obligations. We do not use interest rate swap or other derivative contracts to manage our exposure to fluctuations in interest rates. As of December 31, 2019, we had approximately $450 million of floating rate debt, related to the Credit Agreement. The Credit Agreement carries an interest rate, at our option, on Tranche A term loan borrowings of either (a) the ABR plus 0.25% per annum, or (b) LIBOR plus 1.25% per annum, and on Revolving Credit Facility borrowings of either (a) the ABR plus 0.10% per annum, or (b) LIBOR plus 1.10% per annum.
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
The table below indicates interest rate sensitivity on interest expense to floating rate debt based on amounts outstanding as of December 31, 2019.

Credit Agreement
Change in Rate	(impact to annual interest expense, in millions)
25 bps decrease	- $1
25 bps increase	+$1

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Aptiv PLC

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Aptiv PLC (the Company) as of December 31, 2019 and 2018, and the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 3, 2020 expressed an unqualified opinion thereon.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Uncertain Tax Positions
Description of the Matter
As described in Notes 2 and 14, the Company establishes reserves for uncertain tax positions for positions that are taken on their income tax returns that might not be sustained upon examination by the taxing authorities. At December 31, 2019, the Company has recorded approximately $217 million relating to uncertain tax positions.

In determining whether an uncertain tax position exists, the Company determines, based solely on its technical merits, whether the tax position is more likely than not to be sustained upon examination, and if so, a tax benefit is measured on a cumulative probability basis that is more likely than not to be realized upon the ultimate settlement. The Company identifies its certain and uncertain tax positions and then evaluates the recognition and measurement steps to determine the amount that should be recognized. The Company then evaluates uncertain tax positions in subsequent periods for recognition, de-recognition or re-measurement if changes have occurred, or when effective settlement or expiration of the statute of limitations occurs.

Auditing the uncertain tax positions is complex because of the judgmental nature of the tax accruals and various other tax return positions that might not be sustained upon review by taxing authorities. The Company files tax returns in multiple jurisdictions and is subject to examination by taxing authorities throughout the world due to its complex global footprint. Taxing jurisdictions significant to Aptiv include China, Barbados, Luxembourg, Germany, Mexico, the U.S., Ireland, South Korea and the U.K.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls related to the recognition, measurement and the evaluation of changes in uncertain tax positions. This included testing controls over management’s review of the tax positions, their evaluation of whether they met the measurement threshold and then recalculating the amounts recognized based upon a cumulative probability assessment performed by management.

Our audit procedures to test the Company’s uncertain tax positions included, among others, involvement of our transfer pricing professionals to evaluate the third-party transfer pricing studies obtained by the Company and assessing the Company’s correspondence with the relevant tax authorities. We analyzed the Company’s assumptions and data used to determine the amount of tax benefit to recognize and tested the accuracy of the calculations. Our testing also included the evaluation of the ongoing positions and consideration of changes, the recording of penalties and interest and the ultimate settlement and payment of certain tax matters.

Revenue Recognition
Description of the Matter
As described in Notes 2 and 26, Aptiv occasionally enters into pricing agreements with its customers that provide for price reductions, some of which are conditional upon achieving certain joint cost saving targets. In addition, from time to time, Aptiv makes payments to customers in conjunction with ongoing business. Revenue is recognized based on the agreed-upon price at the time of shipment, and sales incentives, allowances and certain customer payments are recognized as a reduction to revenue at the time of the commitment to provide such incentives or make these payments. Certain other customer payments or upfront fees are considered to be a cost to obtain a contract as they are directly attributable to a contract, are incremental and management expects the payments to be recoverable. In these cases, the customer payment is capitalized and amortized to revenue based on the transfer of goods and services to the customer for which the upfront payment relates. As of December 31, 2019, Aptiv has recorded $99 million related to these capitalized upfront payments.

Auditing the accounting for and completeness of arrangements containing elements such as sales incentives, allowances and customer payments, including the appropriate timing and presentation of adjustments to revenue as well as costs to obtain a contract is judgmental due to the unique facts and circumstances involved in each revenue arrangement, as well as on-going commercial negotiations with customers.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the review of customer contracts. This included testing controls over the Company’s process to identify and evaluate customer contracts that contain sales incentives, allowances and customer payments that impact revenue recognition.

Our audit procedures to test the completeness of the Company’s identification of such contracts included, among others, interviewing sales representatives who are responsible for negotiations with customers and testing cash payments to customers. To test management’s assessment of customer contracts containing sales incentives, allowances and customer payments, our procedures included, among others, selecting a sample of customer agreements, obtaining and reviewing source documentation, including master agreements, and other documents that were part of the agreement, and evaluating the contract terms to determine the appropriateness of the accounting treatment.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2006
Detroit, Michigan
February 3, 2020

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Aptiv PLC

Opinion on Internal Control over Financial Reporting

We have audited Aptiv PLC’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Aptiv PLC (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, and the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and financial statement schedule and our report dated February 3, 2020 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP
Detroit, Michigan
February 3, 2020

APTIV PLC
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2019	2018	2017
	(in millions, except per share amounts)
Net sales	$14,357	$14,435	$12,884
Operating expenses:
Cost of sales	11,711	11,706	10,270
Selling, general and administrative	1,076	993	952
Amortization	146	154	117
Restructuring (Note 10)	148	109	129
Total operating expenses	13,081	12,962	11,468
Operating income	1,276	1,473	1,416
Interest expense	(164)	(141)	(140)
Other income (expense), net (Note 19)	14	2	(21)
Income from continuing operations before income taxes and equity income	1,126	1,334	1,255
Income tax expense	(132)	(250)	(223)
Income from continuing operations before equity income	994	1,084	1,032
Equity income, net of tax	15	23	31
Income from continuing operations	1,009	1,107	1,063
Income from discontinued operations, net of tax (Note 25)	—	—	365
Net income	1,009	1,107	1,428
Net income attributable to noncontrolling interest	19	40	73
Net income attributable to Aptiv	$990	$1,067	$1,355

Amounts attributable to Aptiv:
Income from continuing operations	$990	$1,067	$1,021
Income from discontinued operations	—	—	334
Net income	$990	$1,067	$1,355

Basic net income per share:
Continuing operations	$3.85	$4.04	$3.82
Discontinued operations	—	—	1.25
Basic net income per share attributable to Aptiv	$3.85	$4.04	$5.07
Weighted average number of basic shares outstanding	256.81	264.41	267.16

Diluted net income per share:
Continuing operations	$3.85	$4.02	$3.81
Discontinued operations	—	—	1.25
Diluted net income per share attributable to Aptiv	$3.85	$4.02	$5.06
Weighted average number of diluted shares outstanding	257.39	265.22	268.03
See notes to consolidated financial statements.

APTIV PLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2019	2018	2017
	(in millions)
Net income	$1,009	$1,107	$1,428
Other comprehensive (loss) income:
Currency translation adjustments	(45)	(194)	315
Net change in unrecognized gain (loss) on derivative instruments, net of tax (Note 17)	56	(39)	15
Employee benefit plans adjustment, net of tax (Note 12)	(30)	2	11
Other comprehensive (loss) income	(19)	(231)	341
Comprehensive income	990	876	1,769
Comprehensive income attributable to noncontrolling interests	16	32	83
Comprehensive income attributable to Aptiv	$974	$844	$1,686

See notes to consolidated financial statements.

APTIV PLC
CONSOLIDATED BALANCE SHEETS

	December 31,
	2019	2018
	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$412	$567
Restricted cash	16	1
Accounts receivable, net	2,569	2,487
Inventories (Note 3)	1,286	1,277
Other current assets (Note 4)	504	445
Assets held for sale (Note 25)	532	—
Total current assets	5,319	4,777
Long-term assets:
Property, net (Note 6)	3,309	3,179
Operating lease right-of-use assets (Note 27)	413	—
Investments in affiliates	106	99
Intangible assets, net (Note 7)	1,186	1,380
Goodwill (Note 7)	2,407	2,524
Other long-term assets (Note 4)	719	521
Total long-term assets	8,140	7,703
Total assets	$13,459	$12,480
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt (Note 11)	$393	$306
Accounts payable	2,463	2,334
Accrued liabilities (Note 8)	1,155	1,054
Liabilities held for sale (Note 25)	43	—
Total current liabilities	4,054	3,694
Long-term liabilities:
Long-term debt (Note 11)	3,971	4,038
Pension benefit obligations (Note 12)	483	445
Long-term operating lease liabilities (Note 27)	329	—
Other long-term liabilities (Note 8)	611	633
Total long-term liabilities	5,394	5,116
Total liabilities	9,448	8,810
Commitments and contingencies (Note 13)
Shareholders’ equity:
Preferred shares, $0.01 par value per share, 50,000,000 shares authorized, none issued and outstanding	—	—
Ordinary shares, $0.01 par value per share, 1,200,000,000 shares authorized, 255,288,240 and 259,991,022 issued and outstanding as of December 31, 2019 and 2018, respectively	3	3
Additional paid-in-capital	1,645	1,639
Retained earnings	2,890	2,511
Accumulated other comprehensive loss (Note 16)	(719)	(694)
Total Aptiv shareholders’ equity	3,819	3,459
Noncontrolling interest	192	211
Total shareholders’ equity	4,011	3,670
Total liabilities and shareholders’ equity	$13,459	$12,480
See notes to consolidated financial statements.

APTIV PLC
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2019	2018	2017
	(in millions)
Cash flows from operating activities:
Net income	$1,009	$1,107	$1,428
Income from discontinued operations, net of tax	—	—	365
Income from continuing operations	1,009	1,107	1,063
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	571	522	429
Amortization	146	154	117
Amortization of deferred debt issuance costs	6	7	7
Restructuring expense, net of cash paid	29	(26)	2
Deferred income taxes	(33)	(14)	(26)
Pension and other postretirement benefit expenses	44	35	51
Income from equity method investments, net of dividends received	(6)	(11)	(18)
Loss on extinguishment of debt	6	—	—
Gain on sale of assets	(1)	(2)	(3)
Share-based compensation	66	58	62
Changes in operating assets and liabilities:
Accounts receivable, net	(74)	55	(287)
Inventories	8	(120)	(224)
Other assets	(202)	(165)	(187)
Accounts payable	133	62	268
Accrued and other long-term liabilities	(9)	73	(72)
Other, net	(31)	(47)	(36)
Pension contributions	(38)	(48)	(40)
Net cash provided by operating activities from continuing operations	1,624	1,640	1,106
Net cash (used in) provided by operating activities from discontinued operations	—	(12)	362
Net cash provided by operating activities	1,624	1,628	1,468
Cash flows from investing activities:
Capital expenditures	(781)	(846)	(698)
Proceeds from sale of property / investments	14	13	7
Cost of business acquisitions, net of cash acquired	(334)	(1,197)	(324)
Cost of technology investments	(10)	(16)	(50)
Settlement of derivatives	—	(2)	(28)
Net cash used in investing activities from continuing operations	(1,111)	(2,048)	(1,093)
Net cash used in investing activities from discontinued operations	—	—	(159)
Net cash used in investing activities	(1,111)	(2,048)	(1,252)
Cash flows from financing activities:
Net proceeds (repayments) under other short-term debt agreements	80	268	(15)
Repayments under other long-term debt agreements	(25)	(13)	(2)
Repayment of senior notes	(654)	—	—
Proceeds from issuance of senior notes, net of issuance costs	641	—	796
Contingent consideration and deferred acquisition purchase price payments	—	(13)	(24)
Dividend payments of consolidated affiliates to minority shareholders	(11)	(30)	(38)
Repurchase of ordinary shares	(420)	(499)	(383)
Distribution of cash dividends	(226)	(233)	(310)
Dividend received from spin-off of Delphi Technologies	—	—	1,148
Cash transferred to Delphi Technologies related to spin-off	—	—	(863)
Cash transferred from Delphi Technologies related to spin-off	—	—	180
Taxes withheld and paid on employees’ restricted share awards	(34)	(35)	(33)
Net cash (used in) provided by financing activities	(649)	(555)	456
Effect of exchange rate fluctuations on cash, cash equivalents and restricted cash	(3)	(54)	86
(Decrease) increase in cash, cash equivalents and restricted cash	(139)	(1,029)	758
Cash, cash equivalents and restricted cash at beginning of the year	568	1,597	839
Cash, cash equivalents and restricted cash at end of the year	$429	$568	$1,597
See notes to consolidated financial statements.

APTIV PLC
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Year Ended December 31,
	Number of Ordinary Shares	Amount of Ordinary Shares	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Aptiv Shareholders’ Equity	Noncontrolling Interest	Total Shareholders’ Equity
2019	(in millions)
Balance at January 1, 2019	260	$3	$1,639	$2,511	$(694)	$3,459	$211	$3,670
Net income	—	—	—	990	—	990	19	1,009
Other comprehensive loss	—	—	—	—	(16)	(16)	(3)	(19)
Dividends on ordinary shares	—	—	3	(229)	—	(226)	—	(226)
Dividend payments of consolidated affiliates to minority shareholders	—	—	—	—	—	—	(35)	(35)
Taxes withheld on employees’ restricted share award vestings	—	—	(34)	—	—	(34)	—	(34)
Repurchase of ordinary shares	(5)	—	(29)	(391)	—	(420)	—	(420)
Share-based compensation	—	—	66	—	—	66	—	66
Adjustment for recently adopted accounting pronouncements (Note 2)	—	—	—	9	(9)	—	—	—
Balance at December 31, 2019	255	$3	$1,645	$2,890	$(719)	$3,819	$192	$4,011

2018
Balance at January 1, 2018	266	$3	$1,649	$2,118	$(471)	$3,299	$218	$3,517
Net income	—	—	—	1,067	—	1,067	40	1,107
Other comprehensive loss	—	—	—	—	(223)	(223)	(8)	(231)
Dividends on ordinary shares	—	—	2	(176)	—	(174)	—	(174)
Dividend payments of consolidated affiliates to minority shareholders	—	—	—	—	—	—	(39)	(39)
Taxes withheld on employees’ restricted share award vestings	—	—	(35)	—	—	(35)	—	(35)
Repurchase of ordinary shares	(7)	—	(35)	(464)	—	(499)	—	(499)
Share-based compensation	1	—	58	—	—	58	—	58
Distribution of Delphi Technologies	—	—	—	(25)	—	(25)	—	(25)
Adjustment for recently adopted accounting pronouncements	—	—	—	(9)	—	(9)	—	(9)
Balance at December 31, 2018	260	$3	$1,639	$2,511	$(694)	$3,459	$211	$3,670

2017
Balance at January 1, 2017	270	$3	$1,633	$1,980	$(1,215)	$2,401	$362	$2,763
Net income	—	—	—	1,355	—	1,355	73	1,428
Other comprehensive income	—	—	—	—	331	331	10	341
Dividends on ordinary shares	—	—	4	(373)	—	(369)	—	(369)
Dividend payments of consolidated affiliates to minority shareholders	—	—	—	—	—	—	(67)	(67)
Taxes withheld on employees’ restricted share award vestings	—	—	(33)	—	—	(33)	—	(33)
Repurchase of ordinary shares	(5)	—	(25)	(358)	—	(383)	—	(383)
Distribution of Delphi Technologies	—	—	—	(1,814)	413	(1,401)	(160)	(1,561)
Dividend received from spin-off of Delphi Technologies	—	—	—	1,148	—	1,148	—	1,148
Cash transferred from Delphi Technologies related to spin-off	—	—	—	180	—	180	—	180
Share-based compensation	1	—	70	—	—	70	—	70
Balance at December 31, 2017	266	$3	$1,649	$2,118	$(471)	$3,299	$218	$3,517

See notes to consolidated financial statements.

APTIV PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. GENERAL
General and basis of presentation—“Aptiv,” the “Company,” “we,” “us” and “our” refer to Aptiv PLC, a public limited company formed under the laws of Jersey on May 19, 2011 as Delphi Automotive PLC, which, through its subsidiaries, acquired certain assets of the former Delphi Corporation (now known as DPH Holdings Corp. (“DPHH”)) and completed an initial public offering on November 22, 2011. On December 4, 2017 (the “Distribution Date”), the Company completed the separation (the “Separation”) of its former Powertrain Systems segment by distributing to Aptiv shareholders on a pro rata basis all of the issued and outstanding ordinary shares of Delphi Technologies PLC (“Delphi Technologies”), a public limited company formed to hold the spun-off business. To effect the Separation, the Company distributed to its shareholders one ordinary share of Delphi Technologies for every three Aptiv ordinary shares outstanding as of November 22, 2017, the record date for the distribution. Following the Separation, the remaining company changed its name to Aptiv PLC and New York Stock Exchange (“NYSE”) symbol to “APTV.” Delphi Technologies’ historical financial results through the Distribution Date are reflected in the Company’s consolidated financial statements as a discontinued operation, as more fully described in Note 25. Discontinued Operations and Held For Sale.
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
Nature of operations—Aptiv is a leading global technology and mobility company primarily serving the automotive sector. We design and manufacture vehicle components and provide electrical, electronic and active safety technology solutions to the global automotive and commercial vehicle markets. Aptiv is one of the largest vehicle component manufacturers, and its customers include 23 of the 25 largest automotive original equipment manufacturers (“OEMs”) in the world. Aptiv operates 126 major manufacturing facilities and 15 major technical centers utilizing a regional service model that enables the Company to efficiently and effectively serve its global customers from best cost countries. Aptiv has a presence in 44 countries and has approximately 20,200 scientists, engineers and technicians focused on developing market relevant product solutions for its customers. In line with the long-term growth in emerging markets, Aptiv has been increasing its focus on these markets, particularly in China, where the Company has a major manufacturing base and strong customer relationships.

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
During the years ended December 31, 2019, 2018 and 2017, Aptiv received dividends of $9 million, $12 million and $15 million, respectively, from its equity method investments. The dividends were recognized as a reduction to the investment and represented a return on investment included in cash flows from operating activities from continuing operations.
Investments in non-consolidated affiliates totaled $101 million and $72 million as of December 31, 2019 and 2018, respectively, and are classified within other long-term assets in the consolidated balance sheets. Refer to Note 5. Investments in Affiliates for further information.
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
Research and development—Costs are incurred in connection with research and development programs that are expected to contribute to future earnings. Such costs are charged against income as incurred. Total research and development expenses, including engineering, net of customer reimbursements, were approximately $1,165 million, $1,155 million and $882 million for the years ended December 31, 2019, 2018 and 2017, respectively.
Cash and cash equivalents—Cash and cash equivalents are defined as short-term, highly liquid investments with original maturities of three months or less.
Restricted cash—Restricted cash includes balances on deposit at financial institutions that have issued letters of credit in favor of Aptiv and cash deposited into an escrow account. Refer to Note 18. Fair Value of Financial Instruments for further information regarding amounts deposited into an escrow account.
Accounts receivable—Aptiv enters into agreements to sell certain of its accounts receivable, primarily in Europe. Sales of receivables are accounted for in accordance with Financial Accounting Standards Board (“FASB”) ASC Topic 860, Transfers and Servicing (“ASC 860”). Agreements which result in true sales of the transferred receivables, as defined in ASC 860, which occur when receivables are transferred without recourse to the Company, are excluded from amounts reported in the consolidated balance sheets. Cash proceeds received from such sales are included in operating cash flows. Agreements that allow Aptiv to maintain effective control over the transferred receivables and which do not qualify as a sale, as defined in ASC 860, are accounted for as secured borrowings and recorded in the consolidated balance sheets within accounts receivable, net and short-term debt. The expenses associated with receivables factoring are recorded in the consolidated statements of operations within interest expense.
The Company exchanges certain amounts of accounts receivable, primarily in the Asia Pacific region, for bank notes with original maturities greater than three months. The collection of such bank notes are included in operating cash flows based on the substance of the underlying transactions, which are operating in nature. Bank notes held by the Company with original maturities of three months or less are classified as cash and cash equivalents within the consolidated balance sheets, and those with original maturities of greater than three months are classified as notes receivable within other current assets. The Company may hold such bank notes until maturity, exchange them with suppliers to settle liabilities, or sell them to third-party financial institutions in exchange for cash.
The allowance for doubtful accounts is established based upon analysis of trade receivables for known collectability issues, the aging of the trade receivables at the end of each period and, generally, all accounts receivable balances greater than

90 days past due are fully reserved. As of December 31, 2019 and 2018, the allowance for doubtful accounts was $37 million and $38 million, respectively, and the provision for doubtful accounts was $9 million, $9 million, and $23 million for the years ended December 31, 2019, 2018 and 2017, respectively.
Inventories—As of December 31, 2019 and 2018, inventories are stated at the lower of cost, determined on a first-in, first-out basis, or net realizable value, including direct material costs and direct and indirect manufacturing costs. Refer to Note 3. Inventories for additional information. Obsolete inventory is identified based on analysis of inventory for known obsolescence issues, and, generally, the market value of inventory on hand in excess of one year’s supply is fully-reserved.
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
Property—Major improvements that materially extend the useful life of property are capitalized. Expenditures for repairs and maintenance are charged to expense as incurred. Depreciation is determined based on a straight-line method over the estimated useful lives of groups of property. Leasehold improvements under finance leases are depreciated over the period of the lease or the life of the property, whichever is shorter. Refer to Note 6. Property, Net and Note 27. Leases for additional information.
Pre-production costs related to long-term supply agreements—The Company incurs pre-production engineering, development and tooling costs related to products produced for its customers under long-term supply agreements. Engineering, testing and other costs incurred in the design and development of production parts are expensed as incurred, unless the costs are reimbursable, as specified in a customer contract. As of December 31, 2019 and 2018, $318 million and $184 million of such contractually reimbursable costs were capitalized, respectively. These amounts are recorded within other current and other long-term assets in the consolidated balance sheets, as further detailed in Note 4. Assets.
Special tools represent Aptiv-owned tools, dies, jigs and other items used in the manufacture of customer components that will be sold under long-term supply arrangements, the costs of which are capitalized within property, plant and equipment if the Company has title to the assets. Special tools also include capitalized unreimbursed pre-production tooling costs related to customer-owned tools for which the customer has provided Aptiv a non-cancellable right to use the tool. Aptiv-owned special tools balances are depreciated over the expected life of the special tool or the life of the related vehicle program, whichever is shorter. The unreimbursed costs incurred related to customer-owned special tools that are not subject to reimbursement are capitalized and depreciated over the expected life of the special tool or the life of the related vehicle program, whichever is shorter. At December 31, 2019 and 2018, the special tools balance, net of accumulated depreciation, was $485 million and $461 million, respectively, included within property, net in the consolidated balance sheets. As of December 31, 2019 and 2018, the Aptiv-owned special tools balances were $365 million and $352 million, respectively, and the customer-owned special tools balances were $120 million and $109 million, respectively.
Valuation of long-lived assets—The carrying value of long-lived assets held for use, including definite-lived intangible assets, is periodically evaluated when events or circumstances warrant such a review. The carrying value of a long-lived asset held for use is considered impaired when the anticipated separately identifiable undiscounted cash flows from the asset are less than the carrying value of the asset. In that event, a loss is recognized based on the amount by which the carrying value exceeds the estimated fair value of the long-lived asset. Impairment losses on long-lived assets held for sale are recognized if the carrying value of the asset is in excess of the asset’s estimated fair value, reduced for the cost to dispose of the asset. Fair value of long-lived assets is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved (an income approach), and in certain situations Aptiv’s review of appraisals (a market approach). Refer to Note 6. Property, Net and Note 7. Intangible Assets and Goodwill for additional information.
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
Assets and liabilities of a discontinued operation are reclassified as held for sale for all comparative periods presented in the consolidated balance sheets. For assets that meet the held for sale criteria but do not meet the definition of a discontinued operation, the Company reclassifies the assets and liabilities in the period in which the held for sale criteria are met, but does not reclassify prior period amounts. Refer to Note 25. Discontinued Operations and Held For Sale for further information regarding the Company's assets and liabilities held for sale.

Intangible assets—The Company amortizes definite-lived intangible assets over their estimated useful lives. The Company has definite-lived intangible assets related to patents and developed technology, customer relationships and trade names. Indefinite-lived in-process research and development intangible assets are not amortized, but are tested for impairment annually, or more frequently when indicators of potential impairment exist, until the completion or abandonment of the associated research and development efforts. Upon completion of the projects, the assets will be amortized over the expected economic life of the asset, which will be determined on that date. Should the project be determined to be abandoned, and if the asset developed has no alternative use, the full value of the asset will be charged to expense. The Company also has intangible assets related to acquired trade names that are classified as indefinite-lived when there are no foreseeable limits on the periods of time over which they are expected to contribute cash flows. These indefinite-lived trade name assets are tested for impairment annually, or more frequently when indicators of potential impairment exist. Costs to renew or extend the term of acquired intangible assets are recognized as expense as incurred. The Company recorded intangible asset impairment charges of $8 million and $30 million, respectively, during the years ended December 31, 2019 and 2018. No intangible asset impairment charges were recorded in 2017. Refer to Note 7. Intangible Assets and Goodwill for additional information.
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
Goodwill impairment—In the fourth quarter of 2019, 2018 and 2017, the Company completed a qualitative goodwill impairment assessment, and after evaluating the results, events and circumstances of the Company, the Company concluded that sufficient evidence existed to assert qualitatively that it was more likely than not that the estimated fair value of each reporting unit remained in excess of its carrying values. Therefore, a two-step impairment assessment was not necessary. No goodwill impairments were recorded in 2019, 2018 or 2017. Refer to Note 7. Intangible Assets and Goodwill for additional information.
Discontinued operations—The Company reports financial results for discontinued operations separately from continuing operations to distinguish the financial impact of disposal transactions from ongoing operations. Discontinued operations reporting occurs only when the disposal of a component or a group of components of the Company represents a strategic shift that will have a major effect on the Company’s operations and financial results. During the year ended December 31, 2017, the Company completed the Separation of its former Powertrain Systems segment by means of a spin-off into Delphi Technologies PLC. Accordingly, the assets and liabilities, operating results and operating and investing cash flows for the previously reported Powertrain Systems segment are presented as discontinued operations separate from the Company’s continuing operations and segment results for all periods presented in these consolidated financial statements and the notes to the consolidated financial statements, unless otherwise noted. Refer to Note 25. Discontinued Operations and Held For Sale for further information regarding the Company’s discontinued operations.
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
Income taxes—Deferred tax assets and liabilities reflect temporary differences between the amount of assets and liabilities for financial and tax reporting purposes. Such amounts are adjusted, as appropriate, to reflect changes in tax rates expected to be in effect when the temporary differences reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in earnings in the period that includes the enactment date. A valuation allowance is recorded to reduce deferred tax assets to the amount that is more likely than not to be realized. In the event the Company determines it is more likely than not that the deferred tax assets will not be realized in the future, the valuation allowance adjustment to the deferred tax assets will be charged to earnings in the period in which the Company makes such a determination. In determining whether an uncertain tax position exists, the Company determines, based solely on its technical merits, whether the tax position is more likely than not to be sustained upon examination, and if so, a tax benefit is measured on a cumulative probability basis that is more likely than not to be realized upon the ultimate settlement. In determining the provision for income taxes for financial statement purposes, the Company makes certain estimates and judgments which affect its evaluation of the carrying value of its deferred tax assets, as well as its calculation of certain tax liabilities. Refer to Note. 14. Income Taxes for additional information.
Foreign currency translation—Assets and liabilities of non-U.S. subsidiaries that use a currency other than U.S. dollars as their functional currency are translated to U.S. dollars at end-of-period currency exchange rates. The consolidated statements of operations of non-U.S. subsidiaries are translated to U.S. dollars at average-period currency exchange rates. The effect of translation for non-U.S. subsidiaries is generally reported in other comprehensive income (“OCI”). The effect of remeasurement of assets and liabilities of non-U.S. subsidiaries that use the U.S. dollar as their functional currency is primarily included in cost of sales. Also included in cost of sales are gains and losses arising from transactions denominated in a currency other than the functional currency of a particular entity. Net foreign currency transaction losses of $3 million, gains of $8 million and losses of $13 million were included in the consolidated statements of operations for the years ended December 31, 2019, 2018 and 2017, respectively. The accumulated foreign currency translation adjustment related to an investment in a foreign subsidiary is reclassified to net income upon sale or upon complete or substantially complete liquidation of the respective entity.
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
Asset retirement obligations—Asset retirement obligations are recognized in accordance with FASB ASC 410, Asset Retirement and Environmental Obligations. Conditional retirement obligations have been identified primarily related to asbestos abatement at certain sites. To a lesser extent, conditional retirement obligations also exist at certain sites related to the removal of storage tanks and disposal costs. Asset retirement obligations were $1 million and $1 million at December 31, 2019 and 2018, respectively.

Customer concentrations—As reflected in the table below, net sales to GM, VW and FCA, Aptiv’s three largest customers, totaled approximately 27%, 29% and 29% of our total net sales for the years ended December 31, 2019, 2018 and 2017, respectively.

	Percentage of Total Net Sales			Accounts and Other Receivables
	Year Ended December 31,			December 31, 2019	December 31, 2018
	2019	2018	2017
				(in millions)
GM (1)	9%	11%	13%	$205	$169
VW	9%	9%	9%	135	149
FCA	9%	9%	7%	207	175

(1)	Net sales to GM includes net sales to GM’s former European Opel business prior to its sale to PSA on August 1, 2017, after which date these sales are excluded from net sales to GM.

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
Foreign exchange forward contracts are accounted for as hedges of firm or forecasted foreign currency commitments or foreign currency exposure of the net investment in certain foreign operations to the extent they are designated and assessed as highly effective. All foreign exchange contracts are marked to market on a current basis. Commodity swaps are accounted for as hedges of firm or anticipated commodity purchase contracts to the extent they are designated and assessed as effective. All other commodity derivative contracts that are not designated as hedges are either marked to market on a current basis or are exempted from mark to market accounting as normal purchases. At December 31, 2019 and 2018, the Company’s exposure to movements in interest rates was not hedged with derivative instruments. Refer to Note 17. Derivatives and Hedging Activities and Note 18. Fair Value of Financial Instruments for additional information.
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
Share-based compensation—The Company’s share-based compensation arrangements consist of the Aptiv PLC Long Term Incentive Plan, as amended and restated effective April 23, 2015 (the “PLC LTIP”), under which grants of restricted stock units (“RSUs”) have been made in each period from 2012 to 2019. The RSU awards include a time-based vesting portion and a performance-based vesting portion. The performance-based vesting portion includes performance and market conditions in addition to service conditions. The grant date fair value of the RSUs is determined based on the closing price of the Company’s ordinary shares on the date of the grant of the award, including an estimate for forfeitures, or a contemporaneous valuation performed by an independent valuation specialist with respect to awards with market conditions. Compensation expense is recognized based upon the grant date fair value of the awards applied to the Company’s best estimate of ultimate performance against the respective targets on a straight-line basis over the requisite vesting period of the awards. The performance conditions require management to make assumptions regarding the likelihood of achieving certain performance goals. Changes in these performance assumptions, as well as differences in actual results from management’s estimates, could result in estimated or actual values different from previously estimated fair values. Refer to Note 21. Share-Based Compensation for additional information.

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
Recently adopted accounting pronouncements—Aptiv adopted Accounting Standards Update (“ASU”) 2016-02, Leases, in the first quarter of 2019 using the optional transition method. This guidance requires lessees to recognize a lease liability and a right-of-use asset for all leases, with the exception of short-term leases with terms of twelve months or less. The lease liability represents the lessee’s obligation to make lease payments arising from a lease, and is measured as the present value of the lease payments. The right-of-use asset represents the lessee’s right to use a specified asset for the lease term, and is measured at the lease liability amount, adjusted for lease prepayment, lease incentives received and the lessee’s initial direct costs. Under the optional transition method, the Company’s reporting for the comparative periods in the consolidated financial statements continues to be in accordance with ASC Topic 840, Leases (“ASC 840”). The adoption of this guidance resulted in the recording of operating lease right-of-use assets and operating lease liabilities in the consolidated balance sheet as of January 1, 2019 and did not have a significant impact on the Company’s results of operations or cash flows.
As permitted by ASU 2016-02, Aptiv elected to apply the package of practical expedients allowing the Company to not reassess whether any expired or existing contracts are, or contain, leases, the lease classification for any expired or existing leases or initial direct costs for any expired or existing leases. Aptiv did not elect to apply the hindsight practical expedient allowing the Company to use hindsight when determining the lease term (i.e., evaluating the Company’s option to renew or terminate the lease or to purchase the underlying asset) and assessing impairment of expired or existing leases. Aptiv elected to apply the land easements practical expedient allowing the Company to not assess whether any expired or existing land easements are, or contain, leases if they were not previously accounted for as leases under ASC 840. Instead, Aptiv will continue to apply its existing accounting policies to historical land easements. Aptiv also elected to apply the short-term lease exception, therefore Aptiv will not record a right-of-use asset or corresponding lease liability for leases with a term of twelve months or less and instead will recognize a single lease cost allocated over the lease term, generally on a straight-line basis. Additionally, Aptiv elected the practical expedient to not separate lease components from non-lease components and instead accounts for both as a single lease component for all asset classes. Refer to Note 27. Leases for additional information.
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
Aptiv adopted ASU 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, in the first quarter of 2019. This guidance allows for the elimination of the stranded income tax effects resulting from the enactment of the Tax Cuts and Jobs Act (the “Tax Legislation”) through a reclassification from accumulated other comprehensive income (“OCI”) to retained earnings. Upon adoption, Aptiv recorded an increase to retained earnings of $9 million and a corresponding decrease to accumulated OCI during the year ended December 31, 2019.
Aptiv adopted ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, in the fourth quarter of 2019. This guidance simplifies various aspects related to accounting for income taxes by removing certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early adoption is permitted, including adoption in any interim period for which financial statements have not yet been issued. Certain amendments may be applied on a retrospective, modified retrospective or prospective basis. As permitted, the Company elected to early adopt this guidance for the year ended December 31, 2019. The adoption of this guidance did not have a significant impact on Aptiv’s financial statements and primarily resulted in the reclassification of an immaterial amount from non-income tax expense to income tax expense related to the accounting for franchise taxes, with no impact to Aptiv’s consolidated net income, equity or cash flows.
Recently issued accounting pronouncements not yet adopted—In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This guidance requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. This guidance also requires enhanced disclosures regarding significant estimates and judgments used in estimating credit losses. The guidance is effective for fiscal years beginning after December 15, 2019. Early adoption is permitted for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The adoption of this guidance is not expected to have a significant impact on Aptiv’s consolidated financial statements.
In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This guidance simplifies how an entity is required to test goodwill for impairment by eliminating step two from the goodwill impairment test, which measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount. Under the new guidance, if a reporting unit’s carrying amount exceeds its estimated fair value, an entity will record an impairment charge based on that difference. The impairment charge will be limited to the amount of goodwill allocated to that reporting unit. The standard will be applied prospectively and is effective for annual and interim impairment tests performed in periods beginning after December 15, 2019. Early adoption is permitted. As this standard is prospective in nature, the impact to Aptiv’s consolidated financial statements will depend on various factors associated with the Company’s assessment of goodwill for impairment in those future periods. The adoption of this guidance is not expected to have a significant impact on Aptiv’s consolidated financial statements.

3. INVENTORIES
Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or net realizable value, including direct material costs and direct and indirect manufacturing costs. A summary of inventories is shown below:

	December 31, 2019	December 31, 2018
	(in millions)
Productive material	$706	$724
Work-in-process	102	101
Finished goods	478	452
Total	$1,286	$1,277

4. ASSETS
Other current assets consisted of the following:

	December 31, 2019	December 31, 2018
	(in millions)
Value added tax receivable	$205	$185
Prepaid insurance and other expenses	88	72
Reimbursable engineering costs	101	47
Notes receivable	10	43
Income and other taxes receivable	45	73
Deposits to vendors	4	4
Derivative financial instruments (Note 17)	30	6
Capitalized upfront fees (Note 26)	20	8
Other	1	7
Total	$504	$445

Other long-term assets consisted of the following:

	December 31, 2019	December 31, 2018
	(in millions)
Deferred income taxes, net (Note 14)	$164	$143
Unamortized Revolving Credit Facility debt issuance costs (Note 11)	3	6
Income and other taxes receivable	45	6
Reimbursable engineering costs	217	137
Value added tax receivable	59	38
Equity investments (Note 5)	101	72
Derivative financial instruments (Note 17)	8	2
Capitalized upfront fees (Note 26)	79	64
Other	43	53
Total	$719	$521

5. INVESTMENTS IN AFFILIATES
As part of Aptiv’s continuing operations, it has investments in three non-consolidated affiliates accounted for under the equity method of accounting. These affiliates are not publicly traded companies and are located primarily in Asia Pacific and North America. Aptiv’s ownership percentages vary generally from approximately 20% to 50%, with the most significant investment in Promotora de Partes Electricas Automotrices, S.A. de C.V. (of which Aptiv owns approximately 40%). The Company’s aggregate investments in affiliates was $106 million and $99 million at December 31, 2019 and 2018, respectively. Dividends of $9 million, $12 million and $15 million for the years ended December 31, 2019, 2018 and 2017, respectively, have been received from these non-consolidated affiliates. No impairment charges were recorded for the years ended December 31, 2019, 2018 and 2017.
The following is a summary of the combined financial information of significant affiliates accounted for under the equity method for continuing operations as of December 31, 2019 and 2018 and for the years ended December 31, 2019, 2018 and 2017 (unaudited):

	December 31,
	2019	2018
	(in millions)
Current assets	$231	$222
Non-current assets	126	124
Total assets	$357	$346
Current liabilities	$92	$99
Non-current liabilities	10	7
Shareholders’ equity	255	240
Total liabilities and shareholders’ equity	$357	$346

	Year Ended December 31,
	2019	2018	2017
	(in millions)
Net sales	$531	$533	$570
Gross profit	59	84	111
Net income	35	53	66

A summary of transactions with affiliates is shown below:

	Year Ended December 31,
	2019	2018	2017
	(in millions)
Sales to affiliates	$6	$7	$8
Purchases from affiliates	37	38	19

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
During the third quarter of 2017, the Company’s Advanced Safety and User Experience segment made investments in two leading developers of LiDAR technology; a $15 million investment in Innoviz Technologies and a $10 million investment in LeddarTech, Inc.
During the second quarter of 2017, the Company’s Signal and Power Solutions segment made a $10 million investment in Valens Semiconductor Ltd., a leading provider of signal processing technology for high frequency data transmission of connected car content.
As of December 31, 2019, the Company had the following technology investments, which are classified within other long-term assets in the consolidated balance sheets:

Investment Name	Segment	Investment Date	Investment (in millions)
Krono-Safe, SAS	Advanced Safety and User Experience	Q4 2019	$6
Affectiva, Inc.	Advanced Safety and User Experience	Q4 2018	15
Innoviz Technologies	Advanced Safety and User Experience	Q3 2017	15
LeddarTech, Inc.	Advanced Safety and User Experience	Q3 2017	10
Valens Semiconductor Ltd.	Signal and Power Solutions	Q2 2017	10
Otonomo Technologies Ltd.	Advanced Safety and User Experience	Q1 2017; Q1 2019	37
Quanergy Systems, Inc	Advanced Safety and User Experience	Q2 2015; Q1 2016	6
Other investments	Advanced Safety and User Experience	Q4 2018; Q3 2019	2
			$101
During the year ended December 31, 2019, the Company’s investment in Otonomo was remeasured to a fair value of $37 million, based on a subsequent round of financing observed to be for identical or similar investments of the same issuer. As a result, the Company recorded a pre-tax unrealized gain of $19 million to other income, net during the year ended December 31, 2019.
There were no other material transactions, events or changes in circumstances requiring an impairment or an observable price change adjustment to these investments. The Company continues to monitor these investments to identify potential transactions which may indicate an impairment or an observable price change requiring an adjustment to its carrying value.

6. PROPERTY, NET
Property, net consisted of:

	Estimated Useful Lives	December 31,
		2019	2018
	(Years)	(in millions)
Land	—	$81	$78
Land and leasehold improvements	3-20	163	170
Buildings	40	646	582
Machinery, equipment and tooling	3-20	4,057	3,594
Furniture and office equipment	3-10	648	562
Construction in progress	—	322	357
Total		5,917	5,343
Less: accumulated depreciation		(2,608)	(2,164)
Total property, net		$3,309	$3,179

For the years ended December 31, 2019, 2018 and 2017, Aptiv recorded non-cash asset impairment charges of $3 million, $4 million and $9 million, respectively, in cost of sales related to declines in the fair values of certain fixed assets.

7. INTANGIBLE ASSETS AND GOODWILL
The changes in the carrying amount of intangible assets and goodwill were as follows as of December 31, 2019 and 2018. See Note 20. Acquisitions and Divestitures for a further description of the goodwill and intangible assets resulting from Aptiv’s acquisitions in 2019 and 2018.

		As of December 31, 2019			As of December 31, 2018
	Estimated Useful Lives	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Years)	(in millions)			(in millions)
Amortized intangible assets:
Patents and developed technology	3-15	$656	$415	$241	$647	$371	$276
Customer relationships	5-14	1,130	375	755	1,046	261	785
Trade names	15-20	73	44	29	66	35	31
Total		1,859	834	1,025	1,759	667	1,092
Unamortized intangible assets:
In-process research and development	—	—	—	—	126	—	126
Trade names	—	161	—	161	162	—	162
Goodwill	—	2,407	—	2,407	2,524	—	2,524
Total		$4,427	$834	$3,593	$4,571	$667	$3,904

Estimated amortization expense for the years ending December 31, 2020 through 2024 is presented below:

	Year Ending December 31,
	2020	2021	2022	2023	2024
	(in millions)
Estimated amortization expense	$145	$145	$141	$118	$104

A roll-forward of the gross carrying amounts of intangible assets for the years ended December 31, 2019 and 2018 is presented below.

	2019	2018
	(in millions)
Balance at January 1	$4,571	$3,731
Acquisitions (1)	316	1,000
Impairment (2)	—	(20)
Reclassified as held for sale	(445)	—
Foreign currency translation and other	(15)	(140)
Balance at December 31	$4,427	$4,571

(1)	Primarily attributable to the 2019 acquisitions of gabocom and Falmat, and the 2018 acquisitions of KUM and Winchester, as further described in Note 20. Acquisitions and Divestitures.

(2)
Primarily attributable to the impairment of certain indefinite-lived in-process research and development assets within the Advanced Safety and User Experience segment during the year ended December 31, 2018, which is included within amortization in the consolidated statements of operations. The fair value of the impaired assets was determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved and a review of other market indicators and management estimates.

A roll-forward of the accumulated amortization for the years ended December 31, 2019 and 2018 is presented below:

	2019	2018
	(in millions)
Balance at January 1	$667	$568
Amortization	138	124
Impairment (1)	8	10
Reclassified as held for sale	(1)	—
Foreign currency translation and other	22	(35)
Balance at December 31	$834	$667

(1)
Primarily attributable to the impairment of certain definite-lived trade name assets within the Advanced Safety and User Experience segment during the years ended December 31, 2019 and 2018, which is included within amortization in the consolidated statements of operations. The fair value of the impaired assets was determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved and a review of other market indicators and management estimates.

A roll-forward of the carrying amount of goodwill, by operating segment, for the years ended December 31, 2019 and 2018 is presented below:

	Signal and Power Solutions	Advanced Safety and User Experience	Total
	(in millions)
Balance at January 1, 2018	$1,594	$350	$1,944
Acquisitions (1)	657	—	657
Foreign currency translation and other	(71)	(6)	(77)
Balance at December 31, 2018	$2,180	$344	$2,524
Acquisitions (2)	$229	$—	$229
Reclassified as held for sale	—	(318)	(318)
Foreign currency translation and other	(28)	—	(28)
Balance at December 31, 2019	$2,381	$26	$2,407

(1)	Primarily attributable to the acquisitions of KUM and Winchester, as further described in Note 20. Acquisitions and Divestitures.

(2)	Primarily attributable to the acquisitions of gabocom and Falmat, as further described in Note 20. Acquisitions and Divestitures.

8. LIABILITIES
Accrued liabilities consisted of the following:

	December 31, 2019	December 31, 2018
	(in millions)
Payroll-related obligations	$226	$235
Employee benefits, including current pension obligations	97	96
Income and other taxes payable	180	187
Warranty obligations (Note 9)	29	33
Restructuring (Note 10)	86	55
Customer deposits	43	36
Derivative financial instruments (Note 17)	4	19
Accrued interest	47	42
Deferred compensation related to nuTonomy acquisition (Note 20)	35	31
Operating lease liabilities (Note 27)	94	—
Other	314	320
Total	$1,155	$1,054

Other long-term liabilities consisted of the following:

	December 31, 2019	December 31, 2018
	(in millions)
Environmental (Note 13)	$3	$3
Extended disability benefits	6	5
Warranty obligations (Note 9)	8	17
Restructuring (Note 10)	48	49
Payroll-related obligations	10	10
Accrued income taxes	199	201
Deferred income taxes, net (Note 14)	229	233
Derivative financial instruments (Note 17)	—	9
Deferred compensation related to nuTonomy acquisition (Note 20)	—	18
Other	108	88
Total	$611	$633

9. WARRANTY OBLIGATIONS
Expected warranty costs for products sold are recognized principally at the time of sale of the product based on an estimate of the amount that will eventually be required to settle such obligations. These accruals are based on factors such as past experience, production changes, industry developments and various other considerations. The estimated costs related to product recalls based on a formal campaign soliciting return of that product are accrued at the time an obligation becomes probable and can be reasonably estimated. These estimates are adjusted from time to time based on facts and circumstances that impact the status of existing claims. Aptiv has recognized its best estimate for its total aggregate warranty reserves, including product recall costs, across all of its operating segments as of December 31, 2019. The Company estimates the reasonably possible amount to ultimately resolve all matters in excess of the recorded reserves as of December 31, 2019 to be zero to $10 million.

The table below summarizes the activity in the product warranty liability for the years ended December 31, 2019 and 2018:

	Year Ended December 31,
	2019	2018
	(in millions)
Accrual balance at beginning of year	$50	$58
Provision for estimated warranties incurred during the year	39	39
Changes in estimate for pre-existing warranties	—	5
Settlements made during the year (in cash or in kind)	(52)	(51)
Foreign currency translation and other	—	(1)
Accrual balance at end of year	$37	$50

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
As part of Aptiv’s continued efforts to optimize its cost structure, it has undertaken several restructuring programs which include workforce reductions as well as plant closures. These programs are primarily focused on the continued rotation of our manufacturing footprint to best cost locations in Europe and on reducing global overhead costs, including programs implemented to realign the Company’s organizational structure due to changes in roles and workforce as a result of the spin-off of the former Powertrain Systems segment. The Company recorded employee-related and other restructuring charges related to these programs totaling approximately $148 million during the year ended December 31, 2019, of which $74 million was recognized for programs implemented in the European region, pursuant to the Company’s ongoing overhead cost reduction strategy. None of the Company’s individual restructuring programs initiated during 2019 were material and there have been no changes in previously initiated programs that have resulted (or are expected to result) in a material change to our restructuring costs. The Company expects to incur additional restructuring costs of approximately $35 million (of which approximately $20 million relates to the Signal and Power Solutions segment and approximately $15 million relates to the Advanced Safety and User Experience segment) by the end of 2020 related to programs approved as of December 31, 2019.
During the year ended December 31, 2018, Aptiv recorded employee-related and other restructuring charges totaling approximately $109 million, of which $64 million was recognized for programs focused on the continued rotation of our manufacturing footprint to best cost locations in Europe and on reducing overhead costs in the region. During the year ended December 31, 2017, the Company recorded employee-related and other restructuring charges totaling approximately $129 million, of which $89 million was recognized for programs focused on the continued rotation of our manufacturing footprint to best cost locations in Europe and on reducing global overhead costs in the region. The charges recorded during the the year ended December 31, 2017 included the recognition of approximately $36 million of employee-related and other costs related to the initiation of a program to close a Western European Advanced Safety and User Experience manufacturing site, pursuant to the Company’s ongoing European footprint rotation strategy.
Additionally, the Company recorded approximately $90 million of restructuring costs within discontinued operations during the year ended December 31, 2017 related to the Powertrain Systems business. These amounts were primarily incurred related to the Company’s ongoing European footprint rotation strategy, and included charges of approximately $54 million for the closure of a European manufacturing site.
Restructuring charges for employee separation and termination benefits are paid either over the severance period or in a lump sum in accordance with either statutory requirements or individual agreements. Aptiv incurred cash expenditures related to its restructuring programs of approximately $119 million and $135 million in the years ended December 31, 2019 and 2018, respectively.

The following table summarizes the restructuring charges recorded for the years ended December 31, 2019, 2018 and 2017 by operating segment:

	Year Ended December 31,
	2019	2018	2017
	(in millions)
Signal and Power Solutions	$104	$90	$67
Advanced Safety and User Experience	44	19	62
Total	$148	$109	$129

The table below summarizes the activity in the restructuring liability for the years ended December 31, 2019 and 2018:

	Employee Termination Benefits Liability	Other Exit Costs Liability	Total
	(in millions)
Accrual balance at January 1, 2018	$131	$1	$132
Provision for estimated expenses incurred during the year	109	—	109
Payments made during the year	(134)	(1)	(135)
Foreign currency and other	(2)	—	(2)
Accrual balance at December 31, 2018	$104	$—	$104
Provision for estimated expenses incurred during the year	$148	$—	$148
Payments made during the year	(119)	—	(119)
Foreign currency and other	1	—	1
Accrual balance at December 31, 2019	$134	$—	$134

11. DEBT
The following is a summary of debt outstanding, net of unamortized issuance costs and discounts, as of December 31, 2019 and 2018:

	December 31,
	2019	2018
	(in millions)
Accounts receivable factoring	$266	$279
Revolving Credit Facility	90	—
3.15%, senior notes, due 2020 (net of $0 and $1 unamortized issuance costs and $0 and $1 discount, respectively)	—	648
4.15%, senior notes, due 2024 (net of $2 and $3 unamortized issuance costs and $1 and $1 discount, respectively)	697	696
1.50%, Euro-denominated senior notes, due 2025 (net of $3 and $3 unamortized issuance costs and $2 and $3 discount, respectively)	779	795
4.25%, senior notes, due 2026 (net of $3 and $3 unamortized issuance costs, respectively)	647	647
1.60%, Euro-denominated senior notes, due 2028 (net of $3 and $3 unamortized issuance costs and $0 and $1 discount, respectively)	556	568
4.35%, senior notes, due 2029 (net of $3 and $0 unamortized issuance costs, respectively)	297	—
4.40%, senior notes, due 2046 (net of $3 and $3 unamortized issuance costs and $2 and $2 discount, respectively)	295	295
5.40%, senior notes, due 2049 (net of $4 and $0 unamortized issuance costs and $1 and $0 discount, respectively)	345	—
Tranche A Term Loan, due 2021 (net of $1 and $1 unamortized issuance costs, respectively)	359	384
Finance leases and other	33	32
Total debt	4,364	4,344
Less: current portion	(393)	(306)
Long-term debt	$3,971	$4,038

The principal maturities of debt, at nominal value, are as follows:

Debt and Finance Lease Obligations
(in millions)
2020	$393
2021	343
2022	3
2023	2
2024	702
Thereafter	2,949
Total	$4,392

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
As of December 31, 2019, $90 million was outstanding under the Revolving Credit Facility and less than $1 million in letters of credit were issued under the Credit Agreement. Letters of credit issued under the Credit Agreement reduce availability under the Revolving Credit Facility.
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

	December 31, 2019		December 31, 2018
	LIBOR plus	ABR plus	LIBOR plus	ABR plus
Revolving Credit Facility	1.10%	0.10%	1.10%	0.10%
Tranche A Term Loan	1.25%	0.25%	1.25%	0.25%

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
The interest rate period with respect to LIBOR interest rate options can be set at one-, two-, three-, or six-months as selected by Aptiv in accordance with the terms of the Credit Agreement (or other period as may be agreed by the applicable lenders). Aptiv may elect to change the selected interest rate option in accordance with the provisions of the Credit Agreement. As of December 31, 2019, Aptiv selected the one-month LIBOR interest rate option on the Tranche A Term Loan, and the rate effective as of December 31, 2019, as detailed in the table below, was based on the Company’s current credit rating and the Applicable Rate for the Credit Agreement:

		Borrowings as of
		December 31, 2019	Rates effective as of
	Applicable Rate	(in millions)	December 31, 2019
Revolving Credit Facility	ABR plus 0.10%	$40	4.85%
Revolving Credit Facility	LIBOR plus 1.10%	$50	2.85%
Tranche A Term Loan	LIBOR plus 1.25%	$360	3.00%

Borrowings under the Credit Agreement are prepayable at Aptiv’s option without premium or penalty.
The Credit Agreement contains certain covenants that limit, among other things, the Company’s (and the Company’s subsidiaries’) ability to incur certain additional indebtedness or liens or to dispose of substantially all of its assets. In addition, the Credit Agreement requires that the Company maintain a consolidated leverage ratio (the ratio of Consolidated Total Indebtedness to Consolidated EBITDA, each as defined in the Credit Agreement) of less than 3.50 to 1.0. The Credit Agreement also contains events of default customary for financings of this type. The Company was in compliance with the Credit Agreement covenants as of December 31, 2019.
As of December 31, 2019, all obligations under the Credit Agreement were borrowed by Aptiv Corporation and jointly and severally guaranteed by its direct and indirect parent companies, subject to certain exceptions set forth in the Credit Agreement. Refer to Note 22. Supplemental Guarantor and Non-Guarantor Condensed Consolidating Financial Statements for additional information.
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
On November 19, 2015, Aptiv PLC issued $1.3 billion in aggregate principal amount of senior unsecured notes in a transaction registered under the Securities Act, comprised of $650 million of 3.15% senior unsecured notes due 2020 (the “3.15% Senior Notes”) and $650 million of 4.25% senior unsecured notes due 2026 (the “4.25% Senior Notes”) (collectively, the “2015 Senior Notes”). The 3.15% Senior Notes were priced at 99.784% of par, resulting in a yield to maturity of 3.197%, and the 4.25% Senior Notes were priced at 99.942% of par, resulting in a yield to maturity of 4.256%. The proceeds were primarily utilized to fund a portion of the cash consideration for the acquisition of HellermannTyton PLC, and for general corporate purposes, including the payment of fees and expenses associated with the HellermannTyton PLC acquisition and the related financing transaction. Aptiv incurred approximately $8 million of issuance costs in connection with the 2015 Senior Notes. Interest on the 3.15% Senior Notes was payable semi-annually on May 19 and November 19 of each year to holders of record at the close of business on May 4 or November 4 immediately preceding the interest payment date. Interest on the 4.25% Senior Notes is payable semi-annually on January 15 and July 15 of each year to holders of record at the close of business on January 1 or July 1 immediately preceding the interest payment date. In March 2019, Aptiv redeemed for cash the entire $650 million aggregate principal amount outstanding of the 3.15% Senior Notes, financed by the proceeds received from the issuance of the 2019 Senior Notes, as defined below. As a result of the redemption of the 3.15% Senior Notes, Aptiv recognized a loss on debt extinguishment of approximately $6 million during the year ended December 31, 2019 within other expense, net in the consolidated statements of operations.
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
Although the specific terms of each indenture governing each series of senior notes vary, the indentures contain certain restrictive covenants, including with respect to Aptiv’s (and Aptiv’s subsidiaries) ability to incur liens, enter into sale and leaseback transactions and merge with or into other entities. As of December 31, 2019, the Company was in compliance with the provisions of all series of the outstanding senior notes.

The 2014 Senior Notes issued by Aptiv Corporation are fully and unconditionally guaranteed, jointly and severally, by Aptiv PLC and by certain of Aptiv PLC’s direct and indirect subsidiaries which are directly or indirectly 100% owned by Aptiv PLC, subject to customary release provisions (other than in the case of Aptiv PLC). The 2015 Euro-denominated Senior Notes, 4.25% Senior Notes, 2016 Euro-denominated Senior Notes, 2016 Senior Notes and 2019 Senior Notes issued by Aptiv PLC are, and prior to their redemption, the 3.15% Senior Notes were, fully and unconditionally guaranteed, jointly and severally, by certain of Aptiv PLC’s direct and indirect subsidiaries (including Aptiv Corporation), which are directly or indirectly 100% owned by Aptiv PLC, subject to customary release provisions. Refer to Note 22. Supplemental Guarantor and Non-Guarantor Condensed Consolidating Financial Statements for additional information.
Other Financing
Receivable factoring—Aptiv maintains a €300 million European accounts receivable factoring facility that is available on a committed basis. This facility is accounted for as short-term debt and borrowings are subject to the availability of eligible accounts receivable. Collateral is not required related to these trade accounts receivable. This program renews on a non-committed, indefinite basis unless terminated by either party. Borrowings bear interest at Euro Interbank Offered Rate (“EURIBOR”) plus 0.42% for borrowings denominated in Euros. The rate effective on amounts outstanding as of December 31, 2019 was 0.42%. As of December 31, 2019 and 2018, Aptiv had $266 million and $279 million, respectively, outstanding on the European accounts receivable factoring facility.
Finance leases and other—As of December 31, 2019 and 2018, approximately $33 million and $32 million, respectively, of other debt primarily issued by certain non-U.S. subsidiaries and finance lease obligations were outstanding.
Interest—Cash paid for interest related to debt outstanding totaled $153 million, $134 million and $124 million for the years ended December 31, 2019, 2018 and 2017, respectively.
Letter of credit facilities—In addition to the letters of credit issued under the Credit Agreement, Aptiv had approximately $2 million and $2 million outstanding through other letter of credit facilities as of December 31, 2019 and 2018, respectively, primarily to support arrangements and other obligations at certain of its subsidiaries.
Indebtedness Related to the Delphi Technologies Separation
As further described in Note 25. Discontinued Operations and Held For Sale, the Company received a dividend of approximately $1,148 million from Delphi Technologies in connection with the Separation. Delphi Technologies financed this dividend through the issuance of approximately $1.55 billion of debt, consisting of a senior secured five-year $750 million term loan facility that was issued upon the Separation and $800 million aggregate principal amount of 5.00% senior unsecured notes due 2025 that were issued in September 2017 (collectively, the “Delphi Technologies Debt”). As of December 4, 2017, in connection with the Separation, the Delphi Technologies Debt was transferred to Delphi Technologies and is no longer reflected in the Company’s consolidated financial statements.

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

Funded Status
The amounts shown below reflect the change in the U.S. defined benefit pension obligations during 2019 and 2018.

	Year Ended December 31,
	2019	2018
	(in millions)
Benefit obligation at beginning of year	$18	$29
Interest cost	1	1
Actuarial gain	—	(2)
Benefits paid	(8)	(10)
Benefit obligation at end of year	11	18
Change in plan assets:
Fair value of plan assets at beginning of year	—	—
Aptiv contributions	8	10
Benefits paid	(8)	(10)
Fair value of plan assets at end of year	—	—
Underfunded status	(11)	(18)
Amounts recognized in the consolidated balance sheets consist of:
Current liabilities	(4)	(7)
Non-current liabilities	(7)	(11)
Total	(11)	(18)
Amounts recognized in accumulated other comprehensive loss consist of (pre-tax):
Actuarial loss	7	8
Total	$7	$8

The amounts shown below reflect the change in the non-U.S. defined benefit pension obligations during 2019 and 2018.

	Year Ended December 31,
	2019	2018
	(in millions)
Benefit obligation at beginning of year	$809	$835
Obligation assumed in KUM acquisition	—	25
Service cost	17	17
Interest cost	25	23
Actuarial loss (gain)	79	(4)
Benefits paid	(33)	(30)
Impact of curtailments	7	(1)
Plan amendments	—	6
Exchange rate movements and other	(4)	(62)
Benefit obligation at end of year	900	809
Change in plan assets:
Fair value of plan assets at beginning of year	362	377
Assets acquired in KUM acquisition	—	19
Actual return on plan assets	40	(6)
Aptiv contributions	30	38
Benefits paid	(33)	(30)
Exchange rate movements and other	4	(36)
Fair value of plan assets at end of year	403	362
Underfunded status	(497)	(447)
Amounts recognized in the consolidated balance sheets consist of:
Non-current assets	2	2
Current liabilities	(25)	(17)
Non-current liabilities	(474)	(432)
Total	(497)	(447)
Amounts recognized in accumulated other comprehensive loss consist of (pre-tax):
Actuarial loss	188	143
Prior service cost	5	6
Total	$193	$149

The projected benefit obligation (“PBO”), accumulated benefit obligation (“ABO”), and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets and with plan assets in excess of accumulated benefit obligations are as follows:

	U.S. Plans		Non-U.S. Plans
	2019	2018	2019	2018
	(in millions) Plans with ABO in Excess of Plan Assets
PBO	$11	$18	$770	$699
ABO	11	18	721	655
Fair value of plan assets at end of year	—	—	291	258
	Plans with Plan Assets in Excess of ABO
PBO	$—	$—	$130	$110
ABO	—	—	97	85
Fair value of plan assets at end of year	—	—	112	104
	Total
PBO	$11	$18	$900	$809
ABO	11	18	818	740
Fair value of plan assets at end of year	—	—	403	362

Benefit costs presented below were determined based on actuarial methods and included the following, which include the results of discontinued operations for the year ended December 31, 2017:

	U.S. Plans
	Year Ended December 31,
	2019	2018	2017
	(in millions)
Interest cost	$1	$1	$1
Amortization of actuarial losses	1	1	1
Net periodic benefit cost	$2	$2	$2

	Non-U.S. Plans
	Year Ended December 31,
	2019	2018	2017
	(in millions)
Service cost	$17	$17	$48
Interest cost	25	23	54
Expected return on plan assets	(18)	(22)	(63)
Settlement loss	1	3	1
Curtailment loss (gain)	7	(1)	16
Amortization of actuarial losses	9	13	35
Other	1	—	—
Net periodic benefit cost	$42	$33	$91

Other postretirement benefit obligations were approximately $2 million and $3 million at December 31, 2019 and 2018, respectively.
Experience gains and losses, as well as the effects of changes in actuarial assumptions and plan provisions are recognized in other comprehensive income. Cumulative gains and losses in excess of 10% of the PBO for a particular plan are amortized over the average future service period of the employees in that plan. The estimated actuarial loss for the defined benefit pension plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost in 2020 is $15 million.

The principal assumptions used to determine the pension expense and the actuarial value of the projected benefit obligation for the U.S. and non-U.S. pension plans were:
Assumptions used to determine benefit obligations at December 31:

	Pension Benefits
	U.S. Plans		Non-U.S. Plans
	2019	2018	2019	2018
Weighted-average discount rate	2.40%	3.80%	2.87%	3.53%
Weighted-average rate of increase in compensation levels	N/A	N/A	3.69%	3.74%
Assumptions used to determine net expense for years ended December 31:

	Pension Benefits
	U.S. Plans			Non-U.S. Plans
	2019	2018	2017	2019	2018	2017
Weighted-average discount rate	3.80%	2.70%	2.70%	3.53%	3.39%	2.83%
Weighted-average rate of increase in compensation levels	N/A	N/A	N/A	3.74%	3.65%	3.86%
Weighted-average expected long-term rate of return on plan assets	N/A	N/A	N/A	4.95%	5.63%	5.84%

Aptiv selects discount rates by analyzing the results of matching each plan’s projected benefit obligations with a portfolio of high-quality fixed income investments rated AA-or higher by Standard and Poor’s.
Aptiv does not have any U.S. pension assets; therefore no U.S. asset rate of return calculation was necessary. The primary funded non-U.S. plans are in the U.K. and Mexico. For the determination of 2019 expense, Aptiv assumed a long-term expected asset rate of return of approximately 4.50% and 7.50% for the U.K. and Mexico, respectively. Aptiv evaluated input from local actuaries and asset managers, including consideration of recent fund performance and historical returns, in developing the long-term rate of return assumptions. The assumptions for the U.K. and Mexico are primarily long-term, prospective rates. To determine the expected return on plan assets, the market-related value of our plan assets is actual fair value.
Aptiv’s pension expense for 2020 is determined at the 2019 year end measurement date. For purposes of analysis, the following table highlights the sensitivity of the Company’ pension obligations and expense attributable to continuing operations to changes in key assumptions:

Change in Assumption	Impact on Pension Expense	Impact on PBO
25 basis point (“bp”) decrease in discount rate	+ $2 million	+ $31 million
25 bp increase in discount rate	- $2 million	- $30 million
25 bp decrease in long-term expected return on assets	+ $1 million	—
25 bp increase in long-term expected return on assets	- $1 million	—

The above sensitivities reflect the effect of changing one assumption at a time. It should be noted that economic factors and conditions often affect multiple assumptions simultaneously and the effects of changes in key assumptions are not necessarily linear. The above sensitivities also assume no changes to the design of the pension plans and no major restructuring programs.

Pension Funding
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

	Projected Pension Benefit Payments
	U.S. Plans	Non-U.S. Plans
	(in millions)
2020	$5	$55
2021	3	35
2022	1	38
2023	1	43
2024	1	44
2025 – 2029	1	273

Aptiv anticipates making pension contributions and benefit payments of approximately $50 million in 2020.
Aptiv sponsors defined contribution plans for certain hourly and salaried employees. Expense related to the contributions for these plans attributable to continued operations was $40 million, $37 million, and $36 million for the years ended December 31, 2019, 2018 and 2017, respectively.
Plan Assets
Certain pension plans sponsored by Aptiv invest in a diversified portfolio consisting of an array of asset classes that attempts to maximize returns while minimizing volatility. These asset classes include developed market equities, emerging market equities, private equity, global high quality and high yield fixed income, real estate and absolute return strategies.
The fair values of Aptiv’s pension plan assets weighted-average asset allocations at December 31, 2019 and 2018, by asset category, are as follows:

	Fair Value Measurements at December 31, 2019
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Cash	$21	$21	$—	$—
Time deposits	25	—	25	—
Equity mutual funds	31	—	31	—
Bond mutual funds	174	—	174	—
Real estate trust funds	31	—	—	31
Hedge funds	15	—	—	15
Insurance contracts	7	—	—	7
Debt securities	57	57	—	—
Equity securities	42	42	—	—
Total	$403	$120	$230	$53

	Fair Value Measurements at December 31, 2018
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Cash	$22	$22	$—	$—
Time deposits	23	—	23	—
Equity mutual funds	25	—	25	—
Bond mutual funds	148	—	148	—
Real estate trust funds	24	—	—	24
Hedge funds	21	—	—	21
Insurance contracts	6	—	—	6
Debt securities	53	53	—	—
Equity securities	40	40	—	—
Total	$362	$115	$196	$51

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
Debt securities—The fair value of debt securities is determined by direct quoted market prices on regulated financial exchanges.
Equity securities—The fair value of equity securities is determined by direct quoted market prices on regulated financial exchanges.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Real Estate Trust Fund	Hedge Funds	Insurance Contracts
	(in millions)
Beginning balance at January 1, 2018	$13	$27	$6
Actual return on plan assets:
Relating to assets still held at the reporting date	2	—	—
Purchases, sales and settlements	9	(4)	—
Foreign currency translation and other	—	(2)	—
Ending balance at December 31, 2018	$24	$21	$6
Actual return on plan assets:
Relating to assets still held at the reporting date	$—	$(1)	$—
Purchases, sales and settlements	6	(6)	—
Foreign currency translation and other	1	1	1
Ending balance at December 31, 2019	$31	$15	$7

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
Unsecured Creditors Litigation
Aptiv was subject to litigation related to general unsecured claims against DPHH, resulting from that entity’s 2005 bankruptcy filing. In January 2017, the U.S. Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”) which had jurisdiction over the general unsecured claims, granted summary judgment in favor of the holders of the general unsecured claims against DPHH, and a $300 million distribution for general unsecured claims was triggered. In connection with the January 2017 ruling, the Company recorded a reserve of $300 million in the fourth quarter of 2016. The reserve was recorded to other expense, net in the consolidated statements of operations, and resulted in a corresponding reduction in earnings per diluted share of approximately $1.10 for the year ended December 31, 2016.
In March 2017, the Bankruptcy Court issued a ruling on the application of pre-judgment interest owed on the amount of the distribution to be made to the holders of the general unsecured claims. During the second quarter of 2017, Aptiv and the holders of the general unsecured claims against DPHH reached an agreement to settle this matter for $310 million, which was subsequently approved by the Bankruptcy Court. In July 2017, the Company paid the $310 million settlement pursuant to the terms of the settlement agreement. In accordance with the terms of the settlement agreement, the Company recorded a net incremental charge of $10 million to other expense, net during the year ended December 31, 2017.
Brazil Matters
Aptiv conducts business operations in Brazil that are subject to the Brazilian federal labor, social security, environmental, tax and customs laws, as well as a variety of state and local laws. While Aptiv believes it complies with such laws, they are complex, subject to varying interpretations, and the Company is often engaged in litigation with government agencies regarding the application of these laws to particular circumstances. As of December 31, 2019, the majority of claims asserted against Aptiv in Brazil relate to such litigation. The remaining claims in Brazil relate to commercial and labor litigation with private parties. As of December 31, 2019, claims totaling approximately $140 million (using December 31, 2019 foreign currency rates) have been asserted against Aptiv in Brazil. As of December 31, 2019, the Company maintains accruals for these asserted claims of $30 million (using December 31, 2019 foreign currency rates). The amounts accrued represent claims that are deemed probable of loss and are reasonably estimable based on the Company’s analyses and assessment of the asserted claims and prior experience with similar matters. While the Company believes its accruals are adequate, the final amounts required to resolve these matters could differ materially from the Company’s recorded estimates and Aptiv’s results of operations could be materially affected. The Company estimates the reasonably possible loss in excess of the amounts accrued related to these claims to be zero to $110 million.
Environmental Matters
Aptiv is subject to the requirements of U.S. federal, state, local and non-U.S. environmental and safety and health laws and regulations. As of December 31, 2019 and 2018, the undiscounted reserve for environmental investigation and remediation was approximately $4 million (of which $1 million was recorded in accrued liabilities and $3 million was recorded in other long-term liabilities) and $4 million (of which $1 million was recorded in accrued liabilities and $3 million was recorded in other long-term liabilities), respectively. Aptiv cannot ensure that environmental requirements will not change or become more stringent over time or that its eventual environmental remediation costs and liabilities will not exceed the amount of its current reserves. In the event that such liabilities were to significantly exceed the amounts recorded, Aptiv’s results of operations could be materially affected. At December 31, 2019 the difference between the recorded liabilities and the reasonably possible range of potential loss was not material.

14. INCOME TAXES
Income from continuing operations before income taxes and equity income for U.S. and non-U.S. operations are as follows:

	Year Ended December 31,
	2019	2018	2017
	(in millions)
U.S. (loss) income	$(1)	$369	$(32)
Non-U.S. income	1,127	965	1,287
Income from continuing operations before income taxes and equity income	$1,126	$1,334	$1,255

The provision (benefit) for income taxes from continuing operations is comprised of:

	Year Ended December 31,
	2019	2018	2017
	(in millions)
Current income tax expense (benefit):
U.S. federal	$8	$40	$37
Non-U.S.	156	214	214
U.S. state and local	1	10	(2)
Total current	165	264	249
Deferred income tax expense (benefit), net:
U.S. federal	(23)	13	(15)
Non-U.S.	(8)	(16)	(12)
U.S. state and local	(2)	(11)	1
Total deferred	(33)	(14)	(26)
Total income tax provision	$132	$250	$223

Cash paid or withheld for income taxes was $189 million, $283 million and $275 million for the years ended December 31, 2019, 2018 and 2017, respectively.

For purposes of comparability and consistency, the Company uses the notional U.S. federal income tax rate when presenting the Company’s reconciliation of the income tax provision. The Company was formerly a U.K. resident taxpayer and became an Irish resident taxpayer in April 2018. A reconciliation of the provision for income taxes compared with the amounts at the notional U.S. federal statutory rate was:

	Year Ended December 31,
	2019	2018	2017
	(in millions)
Notional U.S. federal income taxes at statutory rate	$236	$280	$439
Income taxed at other rates	(92)	(106)	(260)
Change in valuation allowance	(18)	(4)	(6)
Other change in tax reserves	20	36	25
Withholding taxes	19	28	64
Tax credits	(18)	(18)	(32)
Change in tax law	1	26	(6)
Other adjustments	(16)	8	(1)
Total income tax expense	$132	$250	$223
Effective tax rate	12%	19%	18%

The Company’s tax rate is affected by the fact that its parent entity was formerly a U.K. resident taxpayer and became an Irish resident taxpayer in April 2018, the tax rates in Ireland, the U.K. and other jurisdictions in which the Company operates, the relative amount of income earned by jurisdiction and the relative amount of losses or income for which no tax benefit or expense was recognized due to a valuation allowance. Included in the non-U.S. income taxed at other rates are tax incentives obtained in various non-U.S. countries, primarily the High and New Technology Enterprise (“HNTE”) status in China, a Free Trade Zone exemption in Honduras and the Special Economic Zone exemption in Turkey, which totaled $19 million in 2019, $41 million in 2018 and $45 million in 2017, as well as tax benefit for income earned, and no tax benefit for losses incurred, in jurisdictions where a valuation allowance has been recorded. The Company currently benefits from tax holidays in various non-U.S. jurisdictions with expiration dates from 2020 through 2041. The income tax benefits attributable to these tax holidays are approximately $7 million ($0.03 per share) in 2019, $7 million ($0.03 per share) in 2018 and $7 million ($0.03 per share) in 2017.
The effective tax rate in the year ended December 31, 2019 was impacted by releases of valuation allowances as a result of the Company’s determination that it was more likely than not that certain deferred tax assets would be realized, as well as favorable provision to return adjustments. The Company also accrued $20 million of reserve adjustments for uncertain tax positions, which included reserves for ongoing audits in foreign jurisdictions, as well as for changes in estimates based on relevant new or additional evidence obtained related to certain of the Company’s tax positions, including tax authority administrative pronouncements and court decisions.
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

	December 31,
	2019	2018
	(in millions)
Deferred tax assets:
Pension	$95	$88
Employee benefits	43	43
Net operating loss carryforwards	993	1,089
Warranty and other liabilities	72	63
Operating lease right-of-use assets	84	—
Other	149	136
Total gross deferred tax assets	1,436	1,419
Less: valuation allowances	(1,075)	(1,178)
Total deferred tax assets (1)	$361	$241
Deferred tax liabilities:
Fixed assets	$48	$38
Tax on unremitted profits of certain foreign subsidiaries	56	59
Intangibles	238	234
Operating lease liabilities	84	—
Total gross deferred tax liabilities	426	331
Net deferred tax liabilities	$(65)	$(90)

(1)	Reflects gross amount before jurisdictional netting of deferred tax assets and liabilities.
Deferred tax assets and liabilities are classified as long-term in the consolidated balance sheets. Net deferred tax assets and liabilities are included in the consolidated balance sheets as follows:

	December 31,
	2019	2018
	(in millions)
Long-term assets	$164	$143
Long-term liabilities	(229)	(233)
Total deferred tax liability	$(65)	$(90)

The net deferred tax liability of $65 million as of December 31, 2019 are primarily comprised of deferred tax liabilities in South Korea, Singapore and Japan offset by deferred tax asset amounts primarily in Mexico, the U.K. and Germany.
Net Operating Loss and Tax Credit Carryforwards
As of December 31, 2019, the Company has gross deferred tax assets of approximately $987 million for non-U.S. net operating loss (“NOL”) carryforwards with recorded valuation allowances of $935 million. These NOL’s are available to offset future taxable income and realization is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards. The NOL’s primarily relate to Luxembourg, the U.K., Poland and Germany. The NOL carryforwards have expiration dates ranging from one year to an indefinite period.
Deferred tax assets include $75 million and $64 million of tax credit carryforwards with recorded valuation allowances of $71 million and $62 million at December 31, 2019 and 2018, respectively. These tax credit carryforwards expire at various times from 2020 through 2039.

Cumulative Undistributed Foreign Earnings
No income taxes have been provided on indefinitely reinvested earnings of certain foreign subsidiaries at December 31, 2019.
Withholding taxes of $56 million have been accrued on undistributed earnings that are not indefinitely reinvested and are primarily related to China, Honduras, Morocco and Turkey. There are no other material liabilities for income taxes on the undistributed earnings of foreign subsidiaries, as the Company has concluded that such earnings are either indefinitely reinvested or should not give rise to additional income tax liabilities as a result of the distribution of such earnings.
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
A reconciliation of the gross change in the unrecognized tax benefits balance, excluding interest and penalties is as follows:

	Year Ended December 31,
	2019	2018	2017
	(in millions)
Balance at beginning of year	$209	$224	$180
Additions related to current year	20	33	51
Additions related to prior years	51	65	40
Reductions related to prior years	(46)	(19)	(31)
Reductions due to expirations of statute of limitations	(11)	(78)	(15)
Settlements	(6)	(16)	(1)
Balance at end of year	$217	$209	$224

A portion of the Company’s unrecognized tax benefits would, if recognized, reduce its effective tax rate. The remaining unrecognized tax benefits relate to tax positions that, if recognized, would result in an offsetting change in valuation allowance and for which only the timing of the benefit is uncertain. Recognition of these tax benefits would reduce the Company’s effective tax rate only through a reduction of accrued interest and penalties. As of December 31, 2019 and 2018, the amounts of unrecognized tax benefit that would reduce the Company’s effective tax rate were $200 million and $203 million, respectively. For the year ended December 31, 2019, the Company recorded approximately $26 million of additional reserves for uncertain tax positions, primarily related to prior year net operating loss and other carryforwards on which full valuation allowances have been recorded. For 2019 and 2018, respectively, $52 million and $18 million of reserves for uncertain tax positions would be offset by the write-off of a related deferred tax asset, if recognized.
The Company recognizes interest and penalties relating to unrecognized tax benefits as part of income tax expense. Total accrued liabilities for interest and penalties were $14 million and $12 million at December 31, 2019 and 2018, respectively. Total interest and penalties recognized as part of income tax expense was a $7 million expense, a $7 million benefit and a $5 million expense for the years ended December 31, 2019, 2018 and 2017, respectively.
The Company files tax returns in multiple jurisdictions and is subject to examination by taxing authorities throughout the world. Taxing jurisdictions significant to Aptiv include Barbados, China, Germany, Ireland, Luxembourg, Mexico, South Korea, the U.K. and the U.S. Open tax years related to these taxing jurisdictions remain subject to examination and could result in additional tax liabilities. In general, the Company’s affiliates are no longer subject to income tax examinations by foreign tax authorities for years before 2002. It is reasonably possible that audit settlements, the conclusion of current examinations or the expiration of the statute of limitations in several jurisdictions could impact the Company’s unrecognized tax benefits. A reversal of approximately $15 million is reasonably possible in the next 12 months, due to the running of statutes of limitations in various taxing jurisdictions.

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
Weighted Average Shares
The following table illustrates net income per share attributable to Aptiv and the weighted average shares outstanding used in calculating basic and diluted income per share:

	Year Ended December 31,
	2019	2018	2017
	(in millions, except per share data)
Numerator:
Income from continuing operations	$990	$1,067	$1,021
Income from discontinued operations	—	—	334
Net income attributable to Aptiv	$990	$1,067	$1,355
Denominator:
Weighted average ordinary shares outstanding, basic	256.81	264.41	267.16
Dilutive shares related to RSUs	0.58	0.81	0.87
Weighted average ordinary shares outstanding, including dilutive shares	257.39	265.22	268.03

Basic net income per share:
Continuing operations	$3.85	$4.04	$3.82
Discontinued operations	—	—	1.25
Basic net income per share attributable to Aptiv	$3.85	$4.04	$5.07
Diluted net income per share:
Continuing operations	$3.85	$4.02	$3.81
Discontinued operations	—	—	1.25
Diluted net income per share attributable to Aptiv	$3.85	$4.02	$5.06
Anti-dilutive securities share impact	—	—	—

Share Repurchase Programs
In April 2016, the Board of Directors authorized a share repurchase program of up to $1.5 billion of ordinary shares, which commenced in September 2016. This share repurchase program provides for share purchases in the open market or in privately negotiated transactions, depending on share price, market conditions and other factors, as determined by the Company.
A summary of the ordinary shares repurchased during the years ended December 31, 2019, 2018 and 2017 is as follows:

	Year Ended December 31,
	2019	2018	2017
Total number of shares repurchased	5,387,533	6,530,369	4,667,193
Average price paid per share	$77.93	$76.44	$82.00
Total (in millions)	$420	$499	$383

As of December 31, 2019, approximately $70 million of share repurchases remained available under the April 2016 share repurchase program. All repurchased shares were retired, and are reflected as a reduction of ordinary share capital for the par value of the shares, with the excess applied as reductions to additional paid-in-capital and retained earnings.
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
Dividends
The Company has declared and paid cash dividends per ordinary share during the periods presented as follows:

	Dividend	Amount
	Per Share	(in millions)
2019:
Fourth quarter	$0.22	$56
Third quarter	0.22	56
Second quarter	0.22	57
First quarter	0.22	57
Total	$0.88	$226
2018:
Fourth quarter	$0.22	$58
Third quarter	0.22	58
Second quarter	0.22	58
First quarter	0.22	59
Total	$0.88	$233

In addition, in January 2020, the Board of Directors declared a regular quarterly cash dividend of $0.22 per ordinary share, payable on February 19, 2020 to shareholders of record at the close of business on February 5, 2020.

16. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The changes in accumulated other comprehensive income (loss) attributable to Aptiv (net of tax) are shown below. Other comprehensive income includes activity relating to discontinued operations.

	Year Ended December 31,
	2019	2018	2017
	(in millions)
Foreign currency translation adjustments:
Balance at beginning of year	$(555)	$(369)	$(799)
Aggregate adjustment for the year (1)	(42)	(186)	305
Spin-off of Delphi Technologies	—	—	125
Balance at end of year	(597)	(555)	(369)

Gains (losses) on derivatives:
Balance at beginning of year	$(35)	$4	$(11)
Other comprehensive income (loss) before reclassifications (net tax effect of $0 million, $3 million and $1 million)	50	(36)	14
Reclassification to income (net tax effect of $0 million, $3 million and $6 million)	6	(3)	1
Adoption of ASU 2018-02 (Note 2)	(8)	—	—
Balance at end of year	13	(35)	4

Pension and postretirement plans:
Balance at beginning of year	$(104)	$(106)	$(405)
Other comprehensive income (loss) before reclassifications (net tax effect of $17 million, $3 million and $3 million)	(37)	(11)	(19)
Reclassification to income (net tax effect of $3 million, $2 million and $6 million)	7	13	30
Spin-off of Delphi Technologies	—	—	288
Adoption of ASU 2018-02 (Note 2)	(1)	—	—
Balance at end of year	(135)	(104)	(106)

Accumulated other comprehensive loss, end of year	$(719)	$(694)	$(471)

(1)
Includes $29 million of gains, $67 million of gains and $177 million of losses for the years ended December 31, 2019, 2018 and 2017, respectively, related to non-derivative net investment hedges. Refer to Note 17. Derivatives and Hedging Activities for further description of the Company’s net investment hedges.

Reclassifications from accumulated other comprehensive income (loss) to income were as follows:

Reclassification Out of Accumulated Other Comprehensive Income (Loss)
Details About Accumulated Other Comprehensive Income Components	Year Ended December 31,			Affected Line Item in the Statement of Operations
	2019	2018	2017
	(in millions)
Gains (losses) on derivatives:
Commodity derivatives	$(15)	$14	$18	Cost of sales
Foreign currency derivatives	9	(14)	(25)	Cost of sales
	(6)	—	(7)	Income before income taxes
	—	3	6	Income tax expense
	(6)	3	(1)	Net income
	—	—	—	Net income attributable to noncontrolling interest
	$(6)	$3	$(1)	Net income attributable to Aptiv

Pension and postretirement plans:
Actuarial loss	$(10)	$(14)	$(35)	Other income (expense), net (1)
Settlement loss	—	(2)	(1)	Other income (expense), net (1)
Curtailment gain	—	1	—	Other income (expense), net (1)
	(10)	(15)	(36)	Income before income taxes
	3	2	6	Income tax expense
	(7)	(13)	(30)	Net income
	—	—	—	Net income attributable to noncontrolling interest
	$(7)	$(13)	$(30)	Net income attributable to Aptiv

Total reclassifications for the year	$(13)	$(10)	$(31)

(1)	These accumulated other comprehensive loss components are included in the computation of net periodic pension cost (see Note 12. Pension Benefits for additional details).

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
As of December 31, 2019, the Company had the following outstanding notional amounts related to commodity and foreign currency forward and option contracts designated as cash flow hedges that were entered into to hedge forecasted exposures:

Commodity	Quantity Hedged	Unit of Measure	Notional Amount (Approximate USD Equivalent)
	(in thousands)		(in millions)
Copper	73,487	pounds	$200

Foreign Currency	Quantity Hedged	Unit of Measure	Notional Amount (Approximate USD Equivalent)
	(in millions)
Mexican Peso	16,624	MXN	$880
Chinese Yuan Renminbi	2,957	RMB	425
Euro	208	EUR	235
Polish Zloty	521	PLN	135
New Turkish Lira	21	TRY	5

As of December 31, 2019, Aptiv has entered into derivative instruments to hedge cash flows extending out to December 2021.
Gains and losses on derivatives qualifying as cash flow hedges are recorded in accumulated OCI, to the extent that hedges are effective, until the underlying transactions are recognized in earnings. Unrealized amounts in accumulated OCI will fluctuate based on changes in the fair value of hedge derivative contracts at each reporting period. Net gains on cash flow hedges included in accumulated OCI as of December 31, 2019 were $33 million (approximately $33 million, net of tax). Of this total, approximately $24 million of gains are expected to be included in cost of sales within the next 12 months and approximately $9 million of gains are expected to be included in cost of sales in subsequent periods. Cash flow hedges are discontinued when Aptiv determines it is no longer probable that the originally forecasted transactions will occur. Cash flows from derivatives used to manage commodity and foreign exchange risks designated as cash flow hedges are classified as operating activities within the consolidated statements of cash flows.
Net Investment Hedges
The Company is also exposed to the risk that adverse changes in foreign currency exchange rates could impact its net investment in non-U.S. subsidiaries. To manage this risk, the Company designates certain qualifying derivative and non-derivative instruments, including foreign currency forward contracts and foreign currency-denominated debt, as net investment hedges of certain non-U.S. subsidiaries. The gains or losses on instruments designated as net investment hedges are recognized within OCI to offset changes in the value of the net investment in these foreign currency-denominated operations. Gains and losses reported in accumulated OCI are reclassified to earnings only when the related currency translation adjustments are required to be reclassified, usually upon sale or liquidation of the investment. Cash flows from derivatives designated as net investment hedges are classified as investing activities within the consolidated statements of cash flows.
Since 2016, the Company has entered into a series of forward contracts, each of which have been designated as net investment hedges of the foreign currency exposure of the Company’s investments in certain Chinese Yuan Renminbi (“RMB”)-denominated subsidiaries. During the years ended December 31, 2019, 2018 and 2017, the Company made net payments of zero, $6 million and $28 million, respectively, at settlement related to these series of forward contracts which matured throughout each respective year. In December 2019, the Company entered into a forward contract with a notional amount of 374 million RMB (approximately $55 million, using December 31, 2019 foreign currency rates), which matures in March 2020. Refer to the tables below for details of the fair value recorded in the consolidated balance sheets and the effects recorded in the consolidated statements of operations and consolidated statements of comprehensive income related to these derivative instruments.
The Company has designated the €700 million 2015 Euro-denominated Senior Notes and the €500 million 2016 Euro-denominated Senior Notes, as more fully described in Note 11. Debt, as net investment hedges of the foreign currency exposure of its investments in certain Euro-denominated subsidiaries. Due to changes in the value of the Euro-denominated debt instruments designated as net investment hedges, during the years ended December 31, 2019 and 2018, $29 million and $67 million of gains, respectively, were recognized within the cumulative translation adjustment component of OCI. Cumulative losses included in accumulated OCI on these net investment hedges were $21 million as of December 31, 2019 and $50 million as of December 31, 2018.
Derivatives Not Designated as Hedges
In certain occasions the Company enters into certain foreign currency and commodity contracts that are not designated as hedges. When hedge accounting is not applied to derivative contracts, gains and losses are recorded to other income (expense), net and cost of sales in the consolidated statements of operations.
In conjunction with the acquisition of KUM, as more fully disclosed in Note 20. Acquisitions and Divestitures, in March 2018, the Company entered into forward contracts, requiring no initial net investment, with notional amounts totaling 559 billion South Korean Won (“KRW”) (approximately $520 million using March 1, 2018 foreign currency rates) to hedge portions of the currency risk associated with the cash payment for the acquisition. Pursuant to the requirements of ASC

815, Derivatives and Hedging, the forwards did not qualify as hedges for accounting purposes, and therefore, changes in the fair value of the forwards were recognized in other income (expense), net. During the year ended December 31, 2018, the change in fair value resulted in a pre-tax gain of $4 million, included within other income, net in the consolidated statements of operations. In conjunction with the closing of the acquisition, Aptiv settled the forward contracts in the second quarter of 2018 and received $4 million, which is reflected within investing activities from continuing operations in the consolidated statements of cash flows.
Fair Value of Derivative Instruments in the Balance Sheet
The fair value of derivative financial instruments recorded in the consolidated balance sheets as of December 31, 2019 and 2018 are as follows:

	Asset Derivatives		Liability Derivatives		Net Amounts of Assets and (Liabilities) Presented in the Balance Sheet
	Balance Sheet Location	December 31, 2019	Balance Sheet Location	December 31, 2019	December 31, 2019
	(in millions)
Derivatives designated as cash flow hedges:
Commodity derivatives	Other current assets	$1	Accrued liabilities	$3
Foreign currency derivatives*	Other current assets	35	Other current assets	6	$29
Commodity derivatives	Other long-term assets	2	Other long-term liabilities	—
Foreign currency derivatives*	Other long-term assets	8	Other long-term assets	2	6
Total derivatives designated as hedges		$46		$11

Derivatives not designated:
Foreign currency derivatives*	Accrued liabilities	$—	Accrued liabilities	$1	(1)
Total derivatives not designated as hedges		$—		$1

	Asset Derivatives		Liability Derivatives		Net Amounts of Assets and (Liabilities) Presented in the Balance Sheet
	Balance Sheet Location	December 31, 2018	Balance Sheet Location	December 31, 2018	December 31, 2018
	(in millions)
Derivatives designated as cash flow hedges:
Commodity derivatives	Other current assets	$—	Accrued liabilities	$15
Foreign currency derivatives*	Other current assets	9	Other current assets	3	$6
Foreign currency derivatives*	Accrued liabilities	—	Accrued liabilities	4	(4)
Commodity derivatives	Other long-term assets	—	Other long-term liabilities	7
Foreign currency derivatives*	Other long-term assets	2	Other long-term assets	—	2
Foreign currency derivatives*	Other long-term liabilities	—	Other long-term liabilities	2	(2)
Total derivatives designated as hedges		$11		$31
* Derivative instruments within this category are subject to master netting arrangements and are presented on a net basis in the consolidated balance sheets in accordance with accounting guidance related to the offsetting of amounts related to certain contracts.
The fair value of Aptiv’s derivative financial instruments was in a net asset position as of December 31, 2019 and a net net liability as of December 31, 2018.

Effect of Derivatives on the Statement of Operations and Statement of Comprehensive Income
The pre-tax effect of derivative financial instruments in the consolidated statements of operations and consolidated statements of comprehensive income for the year ended December 31, 2019 is as follows:

Year Ended December 31, 2019	Gain (Loss) Recognized in OCI	(Loss) Gain Reclassified from OCI into Income
	(in millions)
Derivatives designated as cash flow hedges:
Commodity derivatives	$7	$(15)
Foreign currency derivatives	44	9
Derivatives designated as net investment hedges:
Foreign currency derivatives	(1)	—
Total	$50	$(6)

Gain Recognized in Income
(in millions)
Derivatives not designated:
Foreign currency derivatives	$1
Total	$1

The pre-tax effect of derivative financial instruments in the consolidated statements of operations and consolidated statements of comprehensive income for the year ended December 31, 2018 is as follows:

Year Ended December 31, 2018	(Loss) Gain Recognized in OCI	Gain (Loss) Reclassified from OCI into Income
	(in millions)
Derivatives designated as cash flow hedges:
Commodity derivatives	$(45)	$14
Foreign currency derivatives	14	(14)
Derivatives designated as net investment hedges:
Foreign currency derivatives	(2)	—
Total	$(33)	$—

Gain Recognized in Income
(in millions)
Derivatives not designated:
Foreign currency derivatives	$2
Total	$2

The pre-tax effect of derivative financial instruments in the consolidated statements of operations and consolidated statements of comprehensive income for the year ended December 31, 2017 is as follows:

Year Ended December 31, 2017	Gain (Loss) Recognized in OCI	Gain (Loss) Reclassified from OCI into Income
	(in millions)
Derivatives designated as cash flow hedges:
Commodity derivatives	$45	$18
Foreign currency derivatives	4	(27)
Derivatives designated as net investment hedges:
Foreign currency derivatives	(34)	2
Total	$15	$(7)

Loss Recognized in Income
(in millions)
Derivatives not designated:
Foreign currency derivatives	$(5)
Total	$(5)

The gain or loss recognized in income for designated and non-designated derivative instruments was recorded to cost of sales and other income (expense), net in the consolidated statements of operations for the years ended December 31, 2019, 2018 and 2017.

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
Typically, assets and liabilities are considered to be fair valued on a recurring basis if fair value is measured regularly. However, if the fair value measurement of an instrument does not necessarily result in a change in the amount recorded on the consolidated balance sheets, assets and liabilities are considered to be fair valued on a nonrecurring basis. This generally occurs when accounting guidance requires assets and liabilities to be recorded at the lower of cost or fair value, or assessed for impairment.

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
As of December 31, 2019 and 2018, Aptiv was in a net derivative asset position of $34 million and a net derivative liability position of $20 million, respectively, and no significant adjustments were recorded for nonperformance risk based on the application of peer companies’ CDS rates, evaluation of our own nonperformance risk and because Aptiv’s exposures were to counterparties with investment grade credit ratings. Refer to Note 17. Derivatives and Hedging Activities for further information regarding derivatives.
Contingent consideration—The liability for contingent consideration is estimated as of the date of the acquisition and is recorded as part of the purchase price, and is subsequently re-measured to fair value at each reporting date based on a probability-weighted analysis using a rate that reflects the uncertainty surrounding the expected outcomes, which the Company believes is appropriate and representative of market participant assumptions. The measurement of the liability for contingent consideration is based on significant inputs that are not observable in the market, and is therefore classified as a Level 3 measurement in accordance with ASC Topic 820-10-35. Examples of utilized unobservable inputs are estimated future earnings or milestone achievements of the acquired businesses and applicable discount rates. The estimate of the liability may fluctuate if there are changes in the actual or forecasted inputs utilized or in the discount rates used to determine the present value of contingent future cash flows. The Company regularly reviews these assumptions, and makes adjustments to the fair value measurements as required by facts and circumstances. As of December 31, 2019, the Company has determined that all earn-out provisions under the nuTonomy acquisition agreement have been achieved.
As of December 31, 2019 and 2018, the liability for contingent consideration was $51 million (of which $16 million was classified within other current liabilities and $35 million was classified within other long-term liabilities) and $49 million (of which $16 million was classified within other current liabilities and $33 million was classified within other long-term liabilities), respectively, representing the maximum required amounts to be paid under existing agreements. Adjustments to this liability for interest accretion are recognized in interest expense, and any other changes in the fair value of this liability are recognized within other income (expense), net in the consolidated statements of operations.
The changes in the contingent consideration liability classified as a Level 3 measurement for the years ended December 31, 2019 and 2018 were as follows:

	Year Ended December 31,
	2019	2018
	(in millions)
Fair value at beginning of year	$49	$33
Payments	—	(7)
Interest accretion	2	—
Measurement adjustments	—	23
Fair value at end of year	$51	$49

During the year ended December 31, 2019, the Company was required to deposit $16 million related to the contingent consideration liability into an escrow account in accordance with existing agreements. Accordingly, this amount is classified as restricted cash in the consolidated balance sheets as of December 31, 2019. The remaining portions of the contingent consideration liability are required to be deposited into the escrow account in the first quarters of 2020 and 2021, respectively, and all amounts are anticipated to be released from the escrow account in the fourth quarter of 2021.
During the year ended December 31, 2018, Aptiv paid $7 million of contingent consideration and recorded net increases to its contingent consideration liabilities of $23 million based on the actual level of earnings or achievement of certain milestones and the forecasted future earnings or milestone achievements of the acquired businesses during the contractual earn-out period.
As of December 31, 2019 and 2018, Aptiv had the following assets measured at fair value on a recurring basis:

	Total	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
	(in millions)
As of December 31, 2019
Commodity derivatives	$3	$—	$3	$—
Foreign currency derivatives	35	—	35	—
Total	$38	$—	$38	$—
As of December 31, 2018
Foreign currency derivatives	$8	$—	$8	$—
Total	$8	$—	$8	$—

As of December 31, 2019 and 2018, Aptiv had the following liabilities measured at fair value on a recurring basis:

	Total	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
	(in millions)
As of December 31, 2019
Commodity derivatives	$3	$—	$3	$—
Foreign currency derivatives	1	—	1	—
Contingent consideration	51	—	—	51
Total	$55	$—	$4	$51
As of December 31, 2018
Commodity derivatives	$22	$—	$22	$—
Foreign currency derivatives	6	—	6	—
Contingent consideration	49	—	—	49
Total	$77	$—	$28	$49

Non-derivative financial instruments—Aptiv’s non-derivative financial instruments include cash and cash equivalents, accounts and notes receivable, accounts payable, as well as debt, which consists of its accounts receivable factoring arrangement, finance leases and other debt issued by Aptiv’s non-U.S. subsidiaries, the Revolving Credit Facility, the Tranche A Term Loan and all series of outstanding senior notes. The fair value of debt is based on quoted market prices for instruments with public market data or significant other observable inputs for instruments without a quoted public market price (Level 2). As of December 31, 2019 and 2018, total debt was recorded at $4,364 million and $4,344 million, respectively, and had estimated fair values of $4,593 million and $4,222 million, respectively. For all other financial instruments recorded as of December 31, 2019 and 2018, fair value approximates book value.
Fair Value Measurements on a Nonrecurring Basis
In addition to items that are measured at fair value on a recurring basis, Aptiv also has items in its balance sheet that are measured at fair value on a nonrecurring basis. As these items are not measured at fair value on a recurring basis, they are not included in the tables above. Nonfinancial assets and liabilities that are measured at fair value on a nonrecurring basis include certain long-lived assets, equity investments, intangible assets, asset retirement obligations, share-based compensation and liabilities for exit or disposal activities measured at fair value upon initial recognition. During the years ended December 31, 2019, 2018 and 2017, Aptiv recorded non-cash asset impairment charges totaling $3 million, $4 million and $9 million, respectively, within cost of sales related to declines in the fair values of certain fixed assets. During the years ended December 31, 2019 and 2018, Aptiv recorded non-cash asset impairment charges totaling $8 million and $30 million, respectively, within amortization related to declines in the fair values of certain intangible assets. Fair value of long-lived and intangible assets is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved and a review of appraisals or other market indicators and management estimates. As such, Aptiv has determined that the fair value measurements of long-lived and intangible assets fall in Level 3 of the fair value hierarchy.

19. OTHER INCOME, NET
Other income (expense), net included:

	Year Ended December 31,
	2019	2018	2017
	(in millions)
Interest income	$13	$21	$7
Loss on extinguishment of debt	(6)	—	—
Components of net periodic benefit cost other than service cost	(27)	(18)	(32)
Reserve for Unsecured Creditors litigation	—	—	(10)
Costs associated with acquisitions	(5)	(14)	(8)
Change in fair value of equity investments (Note 5)	19	—	—
Contingent consideration liability fair value adjustment	—	(23)	14
Other, net	20	36	8
Other income (expense), net	$14	$2	$(21)

As further discussed in Note 5. Investments in Affiliates, during the year ended December 31, 2019, Aptiv recorded a pre-tax unrealized gain of $19 million related to increases in fair value of its equity investments without readily determinable fair values. Also, as further discussed in Note 11. Debt, during the year ended December 31, 2019, Aptiv redeemed for cash the entire $650 million aggregate principal amount outstanding of the 3.15% Senior Notes, resulting in a loss on debt extinguishment of approximately $6 million. Aptiv also incurred approximately $5 million in transaction costs related to the acquisition of gabocom.
During the year ended December 31, 2018, Aptiv incurred approximately $18 million in transaction costs related to the acquisitions of KUM and Winchester and, as further discussed in Note 17. Derivatives and Hedging Activities, recorded a gain of $4 million on forward contracts entered into in order to hedge portions of the currency risk associated with the cash payment for the acquisition of KUM, which are reflected within costs associated with acquisitions in the above table. Additionally, as further discussed in Note 25. Discontinued Operations and Held For Sale, during the year ended December 31, 2018, Aptiv recorded $11 million for certain fees earned pursuant to the transition services agreement in connection with the Separation of the Company’s former Powertrain Systems segment.
As further discussed in Note 13. Commitments and Contingencies, during the year ended December 31, 2017, Aptiv and the plaintiffs reached an agreement to settle the Unsecured Creditors litigation for $310 million, which was subsequently approved by the Bankruptcy Court. In July 2017, the Company paid the $310 million settlement pursuant to the terms of the settlement agreement. In accordance with the terms of the settlement agreement, the Company recorded a net incremental charge of $10 million to its previously recorded reserve of $300 million to other expense, net during the year ended December 31, 2017. Also during the year ended December 31, 2017, Aptiv incurred approximately $8 million in transaction costs related to the acquisition of nuTonomy.

20. ACQUISITIONS AND DIVESTITURES
Acquisition of gabo Systemtechnik GmbH
On November 19, 2019, Aptiv acquired 100% of the equity interests of gabo Systemtechnik GmbH (“gabocom”), a leading provider of highly-engineered cable management and protection solutions for the telecommunications industry, for total consideration of $311 million, net of cash acquired. The results of operations of gabocom are reported within the Signal and Power Solutions segment from the date of acquisition. The Company acquired gabocom utilizing cash on hand.

The acquisition was accounted for as a business combination, with the total purchase price allocated on a preliminary basis using information available, in the fourth quarter of 2019. The preliminary purchase price and related allocation to the acquired net assets of gabocom based on their estimated fair values is shown below (in millions):
Assets acquired and liabilities assumed

Purchase price, cash consideration, net of cash acquired	$311

Property, plant and equipment	$25
Intangible assets	75
Other liabilities, net	(11)
Identifiable net assets acquired	89
Goodwill resulting from purchase	222
Total purchase price allocation	$311

Intangible assets include $66 million recognized for the fair value of customer-based assets with estimated useful lives of approximately 9 years and $9 million recognized for the fair value of the acquired trade name, which has an estimated useful life of approximately 15 years. The estimated fair value of these assets was based on third-party valuations and management’s estimates, generally utilizing income and market approaches. Goodwill recognized in this transaction is primarily attributable to synergies expected to arise after the acquisition and the assembled workforce of gabocom, and is not deductible for tax purposes.
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
Acquisition of Falmat Inc.
On May 14, 2019, Aptiv acquired 100% of the equity interests of Falmat Inc. (“Falmat”), a leading manufacturer of high performance custom cable and cable assemblies for industrial applications, for total consideration of $25 million, net of cash acquired. The results of operations of Falmat are reported within the Signal and Power Solutions segment from the date of acquisition. The Company acquired Falmat utilizing cash on hand.
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
Acquisition of Winchester Interconnect
On October 24, 2018, Aptiv acquired 100% of the equity interests of Winchester Interconnect (“Winchester”), a leading provider of custom engineered interconnect solutions for harsh environment applications, for total consideration of $680 million, net of cash acquired. The results of operations of Winchester are reported within the Signal and Power Solutions segment from the date of acquisition. The Company acquired Winchester utilizing cash on hand and short-term borrowings.
The acquisition was accounted for as a business combination, with the total purchase price allocated on a preliminary basis using information available, in the fourth quarter of 2018. The purchase price and related allocation were finalized in the fourth quarter of 2019, and resulted in minor adjustments from the amounts previously disclosed. These adjustments were not significant for any period presented after the acquisition date. The final purchase price and related allocation to the acquired net assets of Winchester based on their estimated fair values is shown below (in millions):
Assets acquired and liabilities assumed

Purchase price, cash consideration, net of cash acquired	$680

Property, plant and equipment	$31
Intangible assets	226
Other assets, net	21
Identifiable net assets acquired	278
Goodwill resulting from purchase	402
Total purchase price allocation	$680

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
Acquisition of KUM
On June 14, 2018, Aptiv acquired 100% of the equity interests of KUM, a specialized manufacturer of connectors for the automotive industry, for total consideration of $526 million, net of cash acquired. The results of operations of KUM are reported within the Signal and Power Solutions segment from the date of acquisition. The Company acquired KUM utilizing cash on hand.
The acquisition was accounted for as a business combination, with the total purchase price allocated on a preliminary basis using information available, in the second quarter of 2018. The purchase price and related allocation were finalized in the second quarter of 2019, and resulted in minor adjustments from the amounts previously disclosed. These adjustments were not significant for any period presented after the acquisition date. The final purchase price and related allocation to the acquired net assets of KUM based on their estimated fair values is shown below (in millions):

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
The acquisition was accounted for as a business combination, with the total purchase price allocated on a preliminary basis using information available, in the fourth quarter of 2017. The purchase price and related allocation were finalized in the fourth quarter of 2018, and resulted in minor adjustments from the amounts previously disclosed. These adjustments were not significant for any period presented after the acquisition date. The final purchase price and related allocation to the acquired net assets of nuTonomy based on their estimated fair values is shown below (in millions):

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
The acquisition was accounted for as a business combination, with the total purchase price allocated on a preliminary basis using information available, in the first quarter of 2017. The purchase price and related allocation were finalized in the first quarter of 2018, and resulted in no adjustments from the amounts previously disclosed. The final purchase price and related allocation to the acquired net assets of Movimento based on their estimated fair values is shown below (in millions):
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
Board of Director Awards
On April 28, 2016, Aptiv granted 27,238 RSUs to the Board of Directors at a grant date fair value of approximately $2 million. The grant date fair value was determined based on the closing price of the Company’s ordinary shares on April 28, 2016. The RSUs vested on April 26, 2017, and 26,580 ordinary shares, which included shares issued in connection with dividend equivalents, were issued to members of the Board of Directors at a fair value of approximately $2 million. 3,472 ordinary shares were withheld to cover U.K. withholding taxes.
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
On April 25, 2019, Aptiv granted 20,765 RSUs to the Board of Directors at a grant date fair value of approximately $2 million. The grant date fair value was determined based on the closing price of the Company’s ordinary shares on April 25, 2019. The RSUs will vest on April 22, 2020, the day before the 2020 Annual General Meeting of Shareholders.
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
In February 2017, under the time-based vesting terms of the outstanding awards, 248,008 ordinary shares were issued to Aptiv employees at a fair value of approximately $19 million, of which 88,807 ordinary shares were withheld to cover withholding taxes. The performance-based RSUs associated with the 2014 grant vested at the completion of a three-year performance period on December 31, 2016, and in the first quarter of 2017, 797,210 ordinary shares were issued to employees at a fair value of approximately $60 million, of which 324,555 ordinary shares were withheld to cover withholding taxes.
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

	RSUs	Weighted Average Grant Date Fair Value
	(in thousands)
Nonvested, January 1, 2017	1,740	$76.54
Granted	1,245	82.02
Vested	(980)	73.01
Forfeited	(195)	76.18
Adjustment due to Delphi Technologies Separation (1)	(3)
Nonvested, December 31, 2017 (2)	1,807	68.66
Granted	1,242	87.08
Vested	(968)	65.83
Forfeited	(202)	77.64
Nonvested, December 31, 2018	1,879	81.24
Granted	1,363	83.93
Vested	(1,131)	70.78
Forfeited	(289)	83.97
Nonvested, December 31, 2019	1,822	89.32

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

As of December 31, 2019, there were approximately 577,000 Aptiv performance-based RSUs, with a weighted average grant date fair value of $70.77, that were vested but not yet distributed.
Aptiv recognized compensation expense from continuing operations of $66 million ($65 million, net of tax), $58 million ($57 million, net of tax) and $62 million ($56 million net of tax) based on the Company’s best estimate of ultimate performance against the respective targets during the years ended December 31, 2019, 2018 and 2017, respectively. Aptiv will continue to recognize compensation expense, based on the grant date fair value of the awards applied to the Company’s best estimate of ultimate performance against the respective targets, over the requisite vesting periods of the awards. Based on the grant date fair value of the awards and the Company’s best estimate of ultimate performance against the respective targets as of December 31, 2019, unrecognized compensation expense on a pre-tax basis of approximately $91 million is anticipated to be recognized over a weighted average period of approximately 2 years. For the years ended December 31, 2019, 2018 and 2017, respectively, approximately $34 million, $35 million and $33 million of cash was paid and reflected as a financing activity in the statements of cash flows related to the tax withholding for vested RSUs.

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

Notes Issued by the Parent
As described in Note 11. Debt, Aptiv PLC issued the 2015 Euro-denominated Senior Notes, the 3.15% Senior Notes, the 4.25% Senior Notes, the 2016 Euro-denominated Senior Notes, the 2016 Senior Notes and the 2019 Senior Notes, each of which were registered under the Securities Act. The 3.15% Senior Notes were subsequently redeemed and extinguished in March 2019. Each series of these senior notes are, and prior to their redemption, the 3.15% Senior Notes were, fully and unconditionally guaranteed on a joint and several basis, subject to customary release provisions, by certain of Aptiv PLC’s direct and indirect subsidiary companies (the “Subsidiary Guarantors”), and Aptiv Corporation, each of which are directly or indirectly 100% owned by Aptiv PLC. All other Non-Guarantor Subsidiaries are not subject to the guarantees.
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
The historical presentation of the supplemental guarantor and non-guarantor condensed consolidating financial statements have been revised to be consistent with the presentation of the entities that comprise the structure of the Subsidiary Guarantors as of December 31, 2019.
Statement of Operations for the Year Ended December 31, 2019

	Parent	Subsidiary Guarantors	Subsidiary Issuer/Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Net sales	$—	$—	$—	$14,357	$—	$14,357
Operating expenses:
Cost of sales	—	—	—	11,711	—	11,711
Selling, general and administrative	4	—	—	1,072	—	1,076
Amortization	—	—	—	146	—	146
Restructuring	—	—	—	148	—	148
Total operating expenses	4	—	—	13,077	—	13,081
Operating (loss) income	(4)	—	—	1,280	—	1,276
Interest (expense) income	(129)	(181)	(134)	(30)	310	(164)
Other (expense) income, net	(6)	1	39	290	(310)	14
(Loss) income from continuing operations before income taxes and equity income	(139)	(180)	(95)	1,540	—	1,126
Income tax benefit (expense)	6	12	22	(172)	—	(132)
(Loss) income from continuing operations before equity income	(133)	(168)	(73)	1,368	—	994
Equity in net income of affiliates	—	—	—	15	—	15
Equity in net income (loss) of subsidiaries	1,123	942	138	—	(2,203)	—
Income (loss) from continuing operations	990	774	65	1,383	(2,203)	1,009
Income from discontinued operations, net of tax	—	—	—	—	—	—
Net income (loss)	990	774	65	1,383	(2,203)	1,009
Net income attributable to noncontrolling interest	—	—	—	19	—	19
Net income (loss) attributable to Aptiv	$990	$774	$65	$1,364	$(2,203)	$990

Statement of Operations for the Year Ended December 31, 2018

	Parent	Subsidiary Guarantors	Subsidiary Issuer/Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Net sales	$—	$—	$—	$14,435	$—	$14,435
Operating expenses:
Cost of sales	—	—	—	11,706	—	11,706
Selling, general and administrative	27	—	—	966	—	993
Amortization	—	—	—	154	—	154
Restructuring	—	—	—	109	—	109
Total operating expenses	27	—	—	12,935	—	12,962
Operating (loss) income	(27)	—	—	1,500	—	1,473
Interest (expense) income	(141)	(147)	(200)	(25)	372	(141)
Other income (expense), net	—	1	80	293	(372)	2
(Loss) income from continuing operations before income taxes and equity income	(168)	(146)	(120)	1,768	—	1,334
Income tax benefit (expense)	—	—	27	(277)	—	(250)
(Loss) income from continuing operations before equity income	(168)	(146)	(93)	1,491	—	1,084
Equity in net income of affiliates	—	—	—	23	—	23
Equity in net income (loss) of subsidiaries	1,235	1,246	41	—	(2,522)	—
Income (loss) from continuing operations	1,067	1,100	(52)	1,514	(2,522)	1,107
Income from discontinued operations, net of tax	—	—	—	—	—	—
Net income (loss)	1,067	1,100	(52)	1,514	(2,522)	1,107
Net income attributable to noncontrolling interest	—	—	—	40	—	40
Net income (loss) attributable to Aptiv	$1,067	$1,100	$(52)	$1,474	$(2,522)	$1,067
Statement of Operations for the Year Ended December 31, 2017

	Parent	Subsidiary Guarantors	Subsidiary Issuer/Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Net sales	$—	$—	$—	$12,884	$—	$12,884
Operating expenses:
Cost of sales	—	—	—	10,270	—	10,270
Selling, general and administrative	137	—	—	815	—	952
Amortization	—	—	—	117	—	117
Restructuring	—	—	—	129	—	129
Total operating expenses	137	—	—	11,331	—	11,468
Operating (loss) income	(137)	—	—	1,553	—	1,416
Interest (expense) income	(255)	(24)	(174)	(11)	324	(140)
Other income (expense), net	—	144	13	146	(324)	(21)
(Loss) income from continuing operations before income taxes and equity income	(392)	120	(161)	1,688	—	1,255
Income tax benefit (expense)	—	—	59	(282)	—	(223)
(Loss) income from continuing operations before equity income	(392)	120	(102)	1,406	—	1,032
Equity in net income of affiliates	—	—	—	31	—	31
Equity in net income (loss) of subsidiaries	1,747	1,629	62	—	(3,438)	—
Income (loss) from continuing operations	1,355	1,749	(40)	1,437	(3,438)	1,063
Income from discontinued operations, net of tax	—	—	—	365	—	365
Net income (loss)	1,355	1,749	(40)	1,802	(3,438)	1,428
Net income attributable to noncontrolling interest	—	—	—	73	—	73
Net income (loss) attributable to Aptiv	$1,355	$1,749	$(40)	$1,729	$(3,438)	$1,355

Statement of Comprehensive Income for the Year Ended December 31, 2019

	Parent	Subsidiary Guarantors	Subsidiary Issuer/Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Net income (loss)	$990	$774	$65	$1,383	$(2,203)	$1,009
Other comprehensive income (loss):
Currency translation adjustments	29	—	—	(74)	—	(45)
Net change in unrecognized gain on derivative instruments, net of tax	—	—	—	56	—	56
Employee benefit plans adjustment, net of tax	—	—	—	(30)	—	(30)
Other comprehensive income (loss)	29	—	—	(48)	—	(19)
Equity in other comprehensive (loss) income of subsidiaries	(45)	20	17	—	8	—
Comprehensive income (loss)	974	794	82	1,335	(2,195)	990
Comprehensive income attributable to noncontrolling interests	—	—	—	16	—	16
Comprehensive income (loss) attributable to Aptiv	$974	$794	$82	$1,319	$(2,195)	$974
Statement of Comprehensive Income for the Year Ended December 31, 2018

	Parent	Subsidiary Guarantors	Subsidiary Issuer/Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Net income (loss)	$1,067	$1,100	$(52)	$1,514	$(2,522)	$1,107
Other comprehensive income (loss):
Currency translation adjustments	67	—	—	(261)	—	(194)
Net change in unrecognized loss on derivative instruments, net of tax	—	—	—	(39)	—	(39)
Employee benefit plans adjustment, net of tax	—	—	—	2	—	2
Other comprehensive income (loss)	67	—	—	(298)	—	(231)
Equity in other comprehensive (loss) income of subsidiaries	(290)	(194)	25	—	459	—
Comprehensive income (loss)	844	906	(27)	1,216	(2,063)	876
Comprehensive income attributable to noncontrolling interests	—	—	—	32	—	32
Comprehensive income (loss) attributable to Aptiv	$844	$906	$(27)	$1,184	$(2,063)	$844

Statement of Comprehensive Income for the Year Ended December 31, 2017

	Parent	Subsidiary Guarantors	Subsidiary Issuer/Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Net income (loss)	$1,355	$1,749	$(40)	$1,802	$(3,438)	$1,428
Other comprehensive (loss) income:
Currency translation adjustments	(177)	—	—	492	—	315
Net change in unrecognized gain on derivative instruments, net of tax	—	—	—	15	—	15
Employee benefit plans adjustment, net of tax	—	—	—	11	—	11
Other comprehensive (loss) income	(177)	—	—	518	—	341
Equity in other comprehensive income (loss) of subsidiaries	508	567	31	—	(1,106)	—
Comprehensive income (loss)	1,686	2,316	(9)	2,320	(4,544)	1,769
Comprehensive income attributable to noncontrolling interests	—	—	—	83	—	83
Comprehensive income (loss) attributable to Aptiv	$1,686	$2,316	$(9)	$2,237	$(4,544)	$1,686

Balance Sheet as of December 31, 2019

	Parent	Subsidiary Guarantors	Subsidiary Issuer/Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$—	$412	$—	$412
Restricted cash	—	—	—	16	—	16
Accounts receivable, net	—	—	—	2,569	—	2,569
Intercompany receivables, current	58	17	464	5,981	(6,520)	—
Inventories	—	—	—	1,286	—	1,286
Other current assets	—	—	—	504	—	504
Assets held for sale	—	—	—	532	—	532
Total current assets	58	17	464	11,300	(6,520)	5,319
Long-term assets:
Intercompany receivables, long-term	—	—	768	415	(1,183)	—
Property, net	—	—	—	3,309	—	3,309
Operating lease right-of-use assets	—	—	—	413	—	413
Investments in affiliates	—	—	—	106	—	106
Investments in subsidiaries	8,452	9,145	1,758	—	(19,355)	—
Intangible assets, net	—	—	—	3,593	—	3,593
Other long-term assets	1	—	3	715	—	719
Total long-term assets	8,453	9,145	2,529	8,551	(20,538)	8,140
Total assets	$8,511	$9,162	$2,993	$19,851	$(27,058)	$13,459
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$—	$—	$120	$273	$—	$393
Accounts payable	3	—	—	2,460	—	2,463
Intercompany payables, current	1,539	4,259	628	94	(6,520)	—
Accrued liabilities	38	—	9	1,108	—	1,155
Liabilities held for sale	—	—	—	43	—	43
Total current liabilities	1,580	4,259	757	3,978	(6,520)	4,054
Long-term liabilities:
Long-term debt	2,920	—	1,026	25	—	3,971
Intercompany payables, long-term	—	—	226	957	(1,183)	—
Pension benefit obligations	—	—	—	483	—	483
Long-term operating lease liabilities	—	—	—	329	—	329
Other long-term liabilities	—	—	—	611	—	611
Total long-term liabilities	2,920	—	1,252	2,405	(1,183)	5,394
Total liabilities	4,500	4,259	2,009	6,383	(7,703)	9,448
Total Aptiv shareholders’ equity	4,011	4,903	984	13,276	(19,355)	3,819
Noncontrolling interest	—	—	—	192	—	192
Total shareholders’ equity	4,011	4,903	984	13,468	(19,355)	4,011
Total liabilities and shareholders’ equity	$8,511	$9,162	$2,993	$19,851	$(27,058)	$13,459

Balance Sheet as of December 31, 2018

	Parent	Subsidiary Guarantors	Subsidiary Issuer/Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$1	$—	$—	$566	$—	$567
Restricted cash	—	—	—	1	—	1
Accounts receivable, net	—	—	—	2,487	—	2,487
Intercompany receivables, current	54	16	3,114	4,201	(7,385)	—
Inventories	—	—	—	1,277	—	1,277
Other current assets	—	—	—	445	—	445
Total current assets	55	16	3,114	8,977	(7,385)	4,777
Long-term assets:
Intercompany receivables, long-term	—	—	768	1,424	(2,192)	—
Property, net	—	—	—	3,179	—	3,179
Investments in affiliates	—	—	—	99	—	99
Investments in subsidiaries	7,392	8,467	1,899	—	(17,758)	—
Intangible assets, net	—	—	—	3,904	—	3,904
Other long-term assets	—	—	6	515	—	521
Total long-term assets	7,392	8,467	2,673	9,121	(19,950)	7,703
Total assets	$7,447	$8,483	$5,787	$18,098	$(27,335)	$12,480
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$—	$—	$25	$281	$—	$306
Accounts payable	2	—	—	2,332	—	2,334
Intercompany payables, current	791	4,479	2,115	—	(7,385)	—
Accrued liabilities	31	—	11	1,012	—	1,054
Total current liabilities	824	4,479	2,151	3,625	(7,385)	3,694
Long-term liabilities:
Long-term debt	2,953	—	1,055	30	—	4,038
Intercompany payables, long-term	—	—	1,296	896	(2,192)	—
Pension benefit obligations	—	—	—	445	—	445
Other long-term liabilities	—	—	—	633	—	633
Total long-term liabilities	2,953	—	2,351	2,004	(2,192)	5,116
Total liabilities	3,777	4,479	4,502	5,629	(9,577)	8,810
Total Aptiv shareholders’ equity	3,670	4,004	1,285	12,258	(17,758)	3,459
Noncontrolling interest	—	—	—	211	—	211
Total shareholders’ equity	3,670	4,004	1,285	12,469	(17,758)	3,670
Total liabilities and shareholders’ equity	$7,447	$8,483	$5,787	$18,098	$(27,335)	$12,480

Statement of Cash Flows for the Year Ended December 31, 2019

	Parent	Subsidiary Guarantors	Subsidiary Issuer/Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Net cash (used in) provided by operating activities from continuing operations	$(50)	$—	$—	$1,674	$—	$1,624
Net cash provided by operating activities from discontinued operations	—	—	—	—	—	—
Net cash (used in) provided by operating activities	(50)	—	—	1,674	—	1,624
Cash flows from investing activities:
Capital expenditures	—	—	—	(781)	—	(781)
Proceeds from sale of property / investments	—	—	—	14	—	14
Cost of business acquisitions, net of cash acquired	—	—	—	(334)	—	(334)
Cost of technology investments	—	—	—	(10)	—	(10)
Loans to affiliates	—	—	—	(818)	818	—
Repayments of loans from affiliates	—	—	—	175	(175)	—
Net cash (used in) provided by investing activities from continuing operations	—	—	—	(1,754)	643	(1,111)
Net cash used in investing activities from discontinued operations	—	—	—	—	—	—
Net cash (used in) provided by investing activities	—	—	—	(1,754)	643	(1,111)
Cash flows from financing activities:
Net proceeds (repayments) under other short-term debt agreements	—	—	90	(10)	—	80
Repayments under long-term debt agreements	—	—	(25)	—	—	(25)
Repayment of senior notes	(654)	—	—	—	—	(654)
Proceeds from issuance of senior notes, net of issuance costs	641	—	—	—	—	641
Dividend payments of consolidated affiliates to minority shareholders	—	—	—	(11)	—	(11)
Proceeds from borrowings from affiliates	708	—	110	—	(818)	—
Payments on borrowings from affiliates	—	—	(175)	—	175	—
Repurchase of ordinary shares	(420)	—	—	—	—	(420)
Distribution of cash dividends	(226)	—	—	—	—	(226)
Taxes withheld and paid on employees’ restricted share awards	—	—	—	(34)	—	(34)
Net cash provided by (used in) financing activities	49	—	—	(55)	(643)	(649)
Effect of exchange rate fluctuations on cash, cash equivalents and restricted cash	—	—	—	(3)	—	(3)
Decrease in cash, cash equivalents and restricted cash	(1)	—	—	(138)	—	(139)
Cash, cash equivalents and restricted cash at beginning of year	1	—	—	567	—	568
Cash, cash equivalents and restricted cash at end of year	$—	$—	$—	$429	$—	$429

Statement of Cash Flows for the Year Ended December 31, 2018

	Parent	Subsidiary Guarantors	Subsidiary Issuer/Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Net cash (used in) provided by operating activities from continuing operations	$(170)	$—	$—	$1,810	$—	$1,640
Net cash used in operating activities from discontinued operations	—	—	—	(12)	—	(12)
Net cash (used in) provided by operating activities	(170)	—	—	1,798	—	1,628
Cash flows from investing activities:
Capital expenditures	—	—	—	(846)	—	(846)
Proceeds from sale of property / investments	—	—	—	13	—	13
Cost of business acquisitions, net of cash acquired	—	—	—	(1,197)	—	(1,197)
Cost of technology investments	—	—	—	(16)	—	(16)
Return of investment from subsidiaries	5,879	4,971	—	—	(10,850)	—
Settlement of derivatives	—	—	—	(2)	—	(2)
Loans to affiliates	—	—	—	(3,642)	3,642	—
Repayments of loans from affiliates	—	—	—	7,598	(7,598)	—
Investments in subsidiaries	(100)	—	—	—	100	—
Net cash provided by (used in) investing activities from continuing operations	5,779	4,971	—	1,908	(14,706)	(2,048)
Net cash used in investing activities from discontinued operations	—	—	—	—	—	—
Net cash provided by (used in) investing activities	5,779	4,971	—	1,908	(14,706)	(2,048)
Cash flows from financing activities:
Net proceeds under other short-term debt agreements	—	—	—	268	—	268
Repayments under long-term debt agreements	—	—	(13)	—	—	(13)
Contingent consideration and deferred acquisition purchase price payments	—	—	—	(13)	—	(13)
Dividend payments of consolidated affiliates to minority shareholders	—	—	—	(30)	—	(30)
Proceeds from borrowings from affiliates	1,002	2,627	13	—	(3,642)	—
Payments on borrowings from affiliates	(5,879)	(1,719)	—	—	7,598	—
Investment from parent	—	—	—	100	(100)	—
Dividends paid to affiliates	—	(5,879)	—	(4,971)	10,850	—
Repurchase of ordinary shares	(499)	—	—	—	—	(499)
Distribution of cash dividends	(233)	—	—	—	—	(233)
Taxes withheld and paid on employees' restricted share awards	—	—	—	(35)	—	(35)
Net cash (used in) provided by financing activities	(5,609)	(4,971)	—	(4,681)	14,706	(555)
Effect of exchange rate fluctuations on cash, cash equivalents and restricted cash	—	—	—	(54)	—	(54)
Decrease in cash, cash equivalents and restricted cash	—	—	—	(1,029)	—	(1,029)
Cash, cash equivalents and restricted cash at beginning of year	1	—	—	1,596	—	1,597
Cash, cash equivalents and restricted cash at end of year	$1	$—	$—	$567	$—	$568

Statement of Cash Flows for the Year Ended December 31, 2017

	Parent	Subsidiary Guarantors	Subsidiary Issuer/Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Net cash (used in) provided by operating activities from continuing operations	$(93)	$(184)	$—	$1,383	$—	$1,106
Net cash provided by operating activities from discontinued operations	—	—	—	362	—	362
Net cash (used in) provided by operating activities	(93)	(184)	—	1,745	—	1,468
Cash flows from investing activities:
Capital expenditures	—	—	—	(698)	—	(698)
Proceeds from sale of property / investments	—	—	—	7	—	7
Cost of business acquisitions, net of cash acquired	—	—	—	(324)	—	(324)
Cost of technology investments	—	—	—	(50)	—	(50)
Settlement of derivatives	—	—	—	(28)	—	(28)
Loans to affiliates	—	(126)	—	(988)	1,114	—
Repayments of loans from affiliates	—	—	—	1,345	(1,345)	—
Net cash used in by investing activities from continuing operations	—	(126)	—	(736)	(231)	(1,093)
Net cash used in investing activities from discontinued operations	—	—	—	(159)	—	(159)
Net cash used in investing activities	—	(126)	—	(895)	(231)	(1,252)
Cash flows from financing activities:
Net repayments under other short-term debt agreements	—	—	—	(15)	—	(15)
Repayments under long-term debt agreements	—	—	(2)	—	—	(2)
Proceeds from issuance of senior notes, net of issuance costs	—	—	—	796	—	796
Contingent consideration and deferred acquisition purchase price payments	—	—	—	(24)	—	(24)
Dividend payments of consolidated affiliates to minority shareholders	—	—	—	(38)	—	(38)
Proceeds from borrowings from affiliates	802	310	2	—	(1,114)	—
Payments on borrowings from affiliates	(1,345)	—	—	—	1,345	—
Repurchase of ordinary shares	(383)	—	—	—	—	(383)
Distribution of cash dividends	(310)	—	—	—	—	(310)
Dividend received from spin-off of Delphi Technologies	1,148	—	—	—	—	1,148
Cash transferred from Delphi Technologies related to spin-off	180	—	—	—	—	180
Cash transferred to Delphi Technologies related to spin-off	—	—	—	(863)	—	(863)
Taxes withheld and paid on employees’ restricted share awards	—	—	—	(33)	—	(33)
Net cash provided by (used in) financing activities	92	310	—	(177)	231	456
Effect of exchange rate fluctuations on cash, cash equivalents and restricted cash	—	—	—	86	—	86
(Decrease) increase in cash, cash equivalents and restricted cash	(1)	—	—	759	—	758
Cash, cash equivalents and restricted cash at beginning of year	2	—	—	837	—	839
Cash, cash equivalents and restricted cash at end of year	$1	$—	$—	$1,596	$—	$1,597

23. SEGMENT REPORTING
Aptiv operates its core business along the following operating segments, which are grouped on the basis of similar product, market and operating factors:

•	Signal and Power Solutions, which includes complete electrical architecture and component products.

•
Advanced Safety and User Experience, which includes component and systems integration expertise in advanced safety, user experience and connectivity and security solutions, as well as advanced software development and autonomous driving technologies.

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
As described in Note 25. Discontinued Operations and Held For Sale, the Company’s previously reported Powertrain Systems segment has been classified as discontinued operations for all periods presented. Certain original equipment service businesses that were previously included within the Powertrain Systems segment but which was not included in the spin-off, are reported in continuing operations and have been reclassified within the Advanced Safety and User Experience and Signal and Power Solutions segments for all periods presented. Amounts for shared general and administrative operating expenses that were allocated to the Powertrain Systems segment in prior periods have been re-allocated to the Company’s reportable operating segments. No amounts for shared general and administrative operating expense or interest expense were allocated to discontinued operations.
Included below are sales and operating data for Aptiv’s segments for the years ended December 31, 2019, 2018 and 2017, as well as balance sheet data as of December 31, 2019 and 2018.

	Signal and Power Solutions	Advanced Safety and User Experience	Eliminations and Other (1)	Total
	(in millions)
For the Year Ended December 31, 2019:
Net sales	$10,302	$4,092	$(37)	$14,357
Depreciation and amortization	$538	$179	$—	$717
Adjusted operating income	$1,274	$274	$—	$1,548
Operating income (2)	$1,124	$152	$—	$1,276
Equity income, net of tax	$15	$—	$—	$15
Net income attributable to noncontrolling interest	$19	$—	$—	$19
Capital expenditures	$495	$250	$36	$781

	Signal and Power Solutions	Advanced Safety and User Experience	Eliminations and Other (1)	Total
	(in millions)
For the Year Ended December 31, 2018:
Net sales	$10,402	$4,078	$(45)	$14,435
Depreciation and amortization	$490	$186	$—	$676
Adjusted operating income	$1,424	$327	$—	$1,751
Operating income (3)	$1,279	$194	$—	$1,473
Equity income, net of tax	$23	$—	$—	$23
Net income attributable to noncontrolling interest	$40	$—	$—	$40
Capital expenditures	$534	$245	$67	$846

	Signal and Power Solutions	Advanced Safety and User Experience	Eliminations and Other (1)	Total
	(in millions)
For the Year Ended December 31, 2017:
Net sales	$9,507	$3,446	$(69)	$12,884
Depreciation and amortization	$438	$108	$—	$546
Adjusted operating income	$1,302	$292	$—	$1,594
Operating income (4)	$1,206	$210	$—	$1,416
Equity income, net of tax	$31	$—	$—	$31
Net income attributable to noncontrolling interest	$42	$—	$—	$42
Capital expenditures	$477	$196	$25	$698

(1)
Eliminations and Other includes the elimination of inter-segment transactions. Capital expenditures amounts are attributable to corporate administrative and support functions, including corporate headquarters and certain technical centers.

(2)
Includes charges recorded in 2019 related to costs associated with employee termination benefits and other exit costs of $104 million for Signal and Power Solutions and $44 million for Advanced Safety and User Experience.

(3)
Includes charges recorded in 2018 related to costs associated with employee termination benefits and other exit costs of $90 million for Signal and Power Solutions and $19 million for Advanced Safety and User Experience.

(4)
Includes charges recorded in 2017 related to costs associated with employee termination benefits and other exit costs of $67 million for Signal and Power Solutions and $62 million for Advanced Safety and User Experience.

	Signal and Power Solutions	Advanced Safety and User Experience	Eliminations and Other (1)	Total
	(in millions)
Balance as of December 31, 2019:
Investment in affiliates	$106	$—	$—	$106
Goodwill	$2,381	$26	$—	$2,407
Total segment assets	$12,726	$4,988	$(4,255)	$13,459
Balance as of December 31, 2018:
Investment in affiliates	$99	$—	$—	$99
Goodwill	$2,180	$344	$—	$2,524
Total segment assets	$11,620	$5,024	$(4,164)	$12,480

(1)	Eliminations and Other includes the elimination of inter-segment transactions.
The reconciliation of Adjusted Operating Income to Operating Income includes, as applicable, restructuring, other acquisition and portfolio project costs (which includes costs incurred to integrate acquired businesses and to plan and execute product portfolio transformation actions, including business and product acquisitions and divestitures), asset impairments, gains (losses) on business divestitures and deferred compensation related to acquisitions. The reconciliations of Adjusted Operating Income to net income attributable to Aptiv for the years ended December 31, 2019, 2018 and 2017 are as follows:

	Signal and Power Solutions	Advanced Safety and User Experience	Eliminations and Other	Total
	(in millions)
For the Year Ended December 31, 2019:
Adjusted operating income	$1,274	$274	$—	$1,548
Restructuring	(104)	(44)	—	(148)
Other acquisition and portfolio project costs	(44)	(27)	—	(71)
Asset impairments	(2)	(9)	—	(11)
Deferred compensation related to nuTonomy acquisition	—	(42)	—	(42)
Operating income	$1,124	$152	$—	1,276
Interest expense				(164)
Other income, net				14
Income from continuing operations before income taxes and equity income				1,126
Income tax expense				(132)
Equity income, net of tax				15
Income from continuing operations				1,009
Income from discontinued operations, net of tax				—
Net income				1,009
Net income attributable to noncontrolling interest				19
Net income attributable to Aptiv				$990

	Signal and Power Solutions	Advanced Safety and User Experience	Eliminations and Other	Total
	(in millions)
For the Year Ended December 31, 2018:
Adjusted operating income	$1,424	$327	$—	$1,751
Restructuring	(90)	(19)	—	(109)
Other acquisition and portfolio project costs	(54)	(24)	—	(78)
Asset impairments	(1)	(33)	—	(34)
Deferred compensation related to nuTonomy acquisition	—	(57)	—	(57)
Operating income	$1,279	$194	$—	1,473
Interest expense				(141)
Other income, net				2
Income from continuing operations before income taxes and equity income				1,334
Income tax expense				(250)
Equity income, net of tax				23
Income from continuing operations				1,107
Income from discontinued operations, net of tax				—
Net income				1,107
Net income attributable to noncontrolling interest				40
Net income attributable to Aptiv				$1,067

	Signal and Power Solutions	Advanced Safety and User Experience	Eliminations and Other	Total
	(in millions)
For the Year Ended December 31, 2017:
Adjusted operating income	$1,302	$292	$—	$1,594
Restructuring	(67)	(62)	—	(129)
Other acquisition and portfolio project costs	(21)	(7)	—	(28)
Asset impairments	(8)	(1)	—	(9)
Deferred compensation related to nuTonomy acquisition	—	(12)	—	(12)
Operating income	$1,206	$210	$—	1,416
Interest expense				(140)
Other expense, net				(21)
Income from continuing operations before income taxes and equity income				1,255
Income tax expense				(223)
Equity income, net of tax				31
Income from continuing operations				1,063
Income from discontinued operations, net of tax				365
Net income				1,428
Net income attributable to noncontrolling interest				73
Net income attributable to Aptiv				$1,355

Information concerning principal geographic areas is set forth below. Net sales reflects the manufacturing location and is for the years ended December 31, 2019, 2018 and 2017. Long-lived assets is as of December 31, 2019, 2018 and 2017.

	Year Ended December 31, 2019		Year Ended December 31, 2018		Year Ended December 31, 2017
	Net Sales	Long-Lived Assets (1)	Net Sales	Long-Lived Assets (1)	Net Sales	Long-Lived Assets (1)
	(in millions)
United States (2)	$5,308	$1,029	$5,390	$942	$4,652	$839
Other North America	136	264	170	206	171	185
Europe, Middle East & Africa (3)	4,791	1,398	4,689	1,112	4,235	1,029
Asia Pacific (4)	3,876	970	3,916	869	3,544	698
South America	246	61	270	50	282	53
Total	$14,357	$3,722	$14,435	$3,179	$12,884	$2,804

(1)	Includes property, plant and equipment, net of accumulated depreciation and operating lease right-of-use assets of $413 million as of December 31, 2019.

(2)
Includes net sales and machinery, equipment and tooling that relate to the Company’s maquiladora operations located in Mexico. These assets are utilized to produce products sold to customers located in the U.S.

(3)
Includes Aptiv’s country of domicile, Jersey, and the country of Aptiv’s principal executive offices, Ireland. The Company had no sales in Jersey or Ireland in any period. The Company had long-lived assets in Ireland of $79 million, $22 million and less than $1 million as of December 31, 2019, 2018 and 2017, respectively. The largest portion of net sales in the Europe, Middle East & Africa region was $1,340 million, $1,398 million and $1,191 million in Germany for the years ended December 31, 2019, 2018 and 2017, respectively.

(4)	Net sales and long-lived assets in Asia Pacific are primarily attributable to China.

24. QUARTERLY DATA (UNAUDITED)
The following is a condensed summary of the Company’s unaudited quarterly results of operations for fiscal 2019 and 2018.

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,	Total
	(in millions, except per share amounts)
2019
Net sales	$3,575	$3,627	$3,559	$3,596	$14,357
Cost of sales	2,962	2,958	2,882	2,909	11,711
Gross margin	$613	$669	$677	$687	$2,646
Operating income (1)	$297	$335	$320	$324	$1,276
Net Income (2)	245	271	252	241	1,009
Net income attributable to Aptiv	$240	$274	$246	$230	$990
Basic net income per share:
Basic net income per share attributable to Aptiv (3)	$0.93	$1.07	$0.96	$0.90	$3.85
Weighted average number of basic shares outstanding	259.08	257.02	255.89	255.31	256.81
Diluted net income per share:
Diluted net income per share attributable to Aptiv (3)	$0.92	$1.07	$0.96	$0.90	$3.85
Weighted average number of diluted shares outstanding	259.55	257.26	256.44	256.36	257.39

2018
Net sales	$3,630	$3,684	$3,485	$3,636	$14,435
Cost of sales	2,947	2,958	2,834	2,967	11,706
Gross margin	$683	$726	$651	$669	$2,729
Operating income (4)	$374	$421	$323	$355	$1,473
Net Income (5)	316	303	231	257	1,107
Net income attributable to Aptiv	$307	$291	$222	$247	$1,067
Basic net income per share:
Basic net income per share attributable to Aptiv (3)	$1.16	$1.10	$0.84	$0.94	$4.04
Weighted average number of basic shares outstanding	265.69	264.81	264.56	262.61	264.41
Diluted net income per share:
Diluted net income per share attributable to Aptiv (3)	$1.15	$1.10	$0.84	$0.94	$4.02
Weighted average number of diluted shares outstanding	266.44	265.48	265.33	263.65	265.22

(1)	In the third quarter of 2019, Aptiv recorded restructuring charges totaling $61 million, which includes employee-related and other costs.

(2)
In the first quarter of 2019, Aptiv recorded a pre-tax unrealized gain of $19 million related to increases in fair value of its equity investments without readily determinable fair values, as further described in Note 19. Other Income, Net.

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

(5)
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

25. DISCONTINUED OPERATIONS AND HELD FOR SALE
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
In connection with the Separation, Aptiv and Delphi Technologies entered into various agreements to effect the Separation and to provide a framework for their relationship following the Separation, which included a Separation and Distribution Agreement, a Transition Services Agreement, a Tax Matters Agreement, an Employee Matters Agreement and Contract Manufacturing Services Arrangements. The transition services primarily involve Aptiv providing certain services to Delphi Technologies related to information technology and human resource infrastructure for terms of up to 24 months following the Separation. Aptiv recorded $4 million and $11 million to other income, net during the years ended December 31, 2019 and 2018, respectively, for certain fees earned pursuant to the Transition Services Agreement. Also as a result of the spin-off, Aptiv recorded certain short-term assets and liabilities within the consolidated balance sheets as of December 31, 2018 and 2017 related to various agreements entered into in connection with the spin-off. The changes in these short-term assets and liabilities are reflected within operating activities from discontinued operations in the consolidated statements of cash flows.
As a result of the Separation, the Company incurred approximately $118 million in separation costs during the year ended December 31, 2017, which are included within earnings from discontinued operations, net of income taxes in the consolidated statements of operations. These costs primarily related to professional fees associated with planning the Separation, as well as Separation activities within finance, tax, legal and information system functions and certain investment banking fees incurred upon the Separation.
As a result of the Separation, the Company separated its defined benefit pension and other post-employment benefit plans, and adjusted its employee share-based compensation awards. See Note 12. Pension Benefits and Note 21. Share-Based Compensation, respectively, for additional information.
As a result of the completion of the Separation on December 4, 2017, there were no assets or liabilities of the discontinued operation as of December 31, 2019 or 2018.

Income from Discontinued Operations
A reconciliation of the major classes of line items constituting pre-tax profit or loss of discontinued operations to income from discontinued operations, net of tax as presented in the consolidated statements of operations is as follows:

Year Ended December 31, 2017
(in millions)
Net sales	$4,385
Cost of sales	3,496
Selling, general and administrative	298
Amortization	15
Restructuring	90
Other expense items that are not major, net	(54)
Income from discontinued operations before income taxes and equity income	432
Income tax expense on discontinued operations	(71)
Equity income from discontinued operations, net of tax	4
Income from discontinued operations, net of tax	365
Income from discontinued operations attributable to noncontrolling interests	31
Net income from discontinued operations attributable to Aptiv	$334

Income from discontinued operations before income taxes attributable to Aptiv was $399 million for the year ended December 31, 2017, which includes $6 million of income tax expense attributable to noncontrolling interests.
Autonomous Driving Joint Venture
In September 2019, the Company entered into a definitive agreement with Hyundai Motor Group (“Hyundai”) to form a new joint venture focused on the design, development and commercialization of autonomous driving technologies. Under the terms of the agreement, Aptiv will contribute to the joint venture autonomous driving technology, intellectual property and approximately 700 employees for a 50% ownership interest in the newly formed entity. Hyundai will contribute to the joint venture approximately $1.6 billion in cash at closing and approximately $0.4 billion in vehicle engineering services, research and development resources and access to intellectual property for a 50% ownership interest in the newly formed entity. Upon closing of the transaction, Aptiv anticipates it will deconsolidate the carrying value of the associated assets and liabilities contributed to the joint venture, recognize an asset for the fair value of its investment in the newly formed joint venture and recognize any difference between the carrying value of its contribution and the fair value of its investment in earnings. Aptiv anticipates recognizing its investment in the newly formed entity prospectively using the equity method of accounting. The transaction is subject to the satisfaction of customary closing conditions and the receipt of regulatory and other approvals, and is expected to close in the first quarter of 2020.
The Company determined that the assets and liabilities associated with Aptiv’s contribution to the joint venture, which are reported within the Advanced Safety and User Experience segment, met the held for sale criteria as of December 31, 2019. Accordingly, the held for sale assets and liabilities were reclassified in the consolidated balance sheet as of December 31, 2019 to current assets held for sale and current liabilities held for sale, respectively, as the contribution of such assets and liabilities to the joint venture is expected to occur within one year. Upon designation as held for sale, the Company ceased recording depreciation of the held for sale assets.
Assets and liabilities classified as held for sale are required to be recorded at the lower of carrying value or fair value less costs to sell. The estimated fair value less costs to sell of Aptiv’s contribution to the joint venture exceeded its carrying value as of December 31, 2019, and therefore no adjustment to these long-lived assets was necessary. Upon closing of the transaction, to the extent the ultimate fair value differs from the current carrying value of the net assets associated with Aptiv’s contribution to the joint venture, the difference will be recognized in earnings.

The following table summarizes the carrying value of the major classes of assets and liabilities held for sale:

December 31, 2019

(in millions)
Cash and cash equivalents	$1
Accounts receivable, net	1
Property, net	64
Operating lease right-of-use assets	12
Intangible assets, net	126
Goodwill	318
Other assets	10
Total assets held for sale	$532

Accounts payable	$9
Accrued liabilities	19
Long-term operating lease liabilities	10
Other liabilities	5
Total liabilities held for sale	$43

The pre-tax loss of Aptiv’s autonomous driving operations being contributed to the joint venture, included within Aptiv’s consolidated operating results, were $172 million, $155 million and $57 million for the years ended December 31, 2019, 2018 and 2017, respectively.

26. REVENUE
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

Disaggregation of Revenue
Revenue generated from Aptiv’s operating segments is disaggregated by primary geographic market in the following tables for the years ended December 31, 2019, 2018 and 2017. Information concerning geographic market reflects the manufacturing location.

For the Year Ended December 31, 2019:	Signal and Power Solutions	Advanced Safety and User Experience	Eliminations and Other	Total

	(in millions)
Geographic Market
North America	$4,187	$1,260	$(3)	$5,444
Europe, Middle East & Africa	3,045	1,758	(12)	4,791
Asia Pacific	2,828	1,070	(22)	3,876
South America	242	4	—	246
Total net sales	$10,302	$4,092	$(37)	$14,357

For the Year Ended December 31, 2018:	Signal and Power Solutions	Advanced Safety and User Experience	Eliminations and Other	Total

	(in millions)
Geographic Market
North America	$4,232	$1,333	$(5)	$5,560
Europe, Middle East & Africa	3,049	1,652	(12)	4,689
Asia Pacific	2,858	1,085	(27)	3,916
South America	263	8	(1)	270
Total net sales	$10,402	$4,078	$(45)	$14,435

For the Year Ended December 31, 2017:	Signal and Power Solutions	Advanced Safety and User Experience	Eliminations and Other	Total

	(in millions)
Geographic Market
North America	$3,676	$1,158	$(11)	$4,823
Europe, Middle East & Africa	2,894	1,362	(21)	4,235
Asia Pacific	2,659	921	(36)	3,544
South America	278	5	(1)	282
Total net sales	$9,507	$3,446	$(69)	$12,884
Contract Balances
Consistent with the recognition of production parts revenue at a point in time as title transfers to the customer, Aptiv has no contract assets or contract liabilities balances as of December 31, 2019 and 2018.
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
Costs to Obtain a Contract
From time to time, Aptiv makes payments to customers in conjunction with ongoing business. These payments to customers are generally recognized as a reduction to revenue at the time of the commitment to make these payments. However, certain other payments to customers, or upfront fees, meet the criteria to be considered a cost to obtain a contract as they are directly attributable to a contract, are incremental and management expects the fees to be recoverable. As of December 31, 2019 and 2018, Aptiv has recorded $99 million (of which $20 million was classified within other current assets and $79 million was classified within other long-term assets) and $72 million (of which $8 million was classified within other current assets and $64 million was classified within other long-term assets), respectively, related to these capitalized upfront fees.
Capitalized upfront fees are amortized to revenue based on the transfer of goods and services to the customer for which the upfront fees relate, which typically range from three to five years. There have been no impairment losses in relation to the costs capitalized. The amount of amortization to net sales was $11 million, $6 million and $3 million for the years ended December 31, 2019, 2018 and 2017, respectively.

27. LEASES
Lease Portfolio
The Company has operating and finance leases for real estate, office equipment, automobiles, forklifts and certain other equipment. The Company's leases have remaining lease terms of 1 year to 30 years, some of which include options to extend the leases for up to 8 years, and some of which include options to terminate the leases within 1 year. Certain of our lease agreements include rental payments which are adjusted periodically for inflation. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. When available, we use the rate implicit in the lease to discount lease payments to present value; however, most of our leases do not provide a readily determinable implicit rate. Therefore, we must estimate our incremental borrowing rate to discount the lease payments based on information available at lease commencement. The incremental borrowing rate is not a quoted rate and is derived by applying a spread over U.S. Treasury rates with a similar duration to the Company’s lease payments. The spread utilized is based on the Company’s credit rating and the impact of full collateralization.
The components of lease expense were as follows:

Year Ended December 31, 2019

(in millions)
Lease cost:
Finance lease cost:
Amortization of right-of-use assets	$4
Interest on lease liabilities	1
Total finance lease cost	5
Operating lease cost	114
Short-term lease cost	13
Variable lease cost	1
Sublease income (1)	—
Total lease cost	$133

(1)	Sublease income excludes rental income from owned properties of $11 million for the year ended December 31, 2019, which is included in other income, net.

Supplemental cash flow and other information related to leases was as follows:

Year Ended December 31, 2019

(in millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for finance leases	$1
Operating cash flows for operating leases	112
Financing cash flows for finance leases	3
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$86
Finance leases	5

Supplemental balance sheet information related to leases was as follows:

December 31, 2019

(dollars in millions)
Operating leases:
Operating lease right-of-use assets	$413
Accrued liabilities (Note 8)	$94
Long-term operating lease liabilities	329
Total operating lease liabilities	$423

Finance leases:
Property and equipment	$30
Less: accumulated depreciation	(9)
Total property, net	$21
Short-term debt (Note 11)	$4
Long-term debt (Note 11)	18
Total finance lease liabilities	$22

Weighted average remaining lease term:
Operating leases	6 years
Finance leases	6 years

Weighted average discount rate:
Operating leases	3.5%
Finance leases	4.0%

Additionally, the Company reclassified $12 million of operating lease right-of-use assets and $13 million of operating lease liabilities as held for sale in the consolidated balance sheet as of December 31, 2019. Refer to Note 25. Discontinued Operations and Held For Sale for further information regarding the Company's assets and liabilities held for sale.

Maturities of lease liabilities were as follows:

	Operating Leases	Finance Leases

	(in millions)
As of December 31, 2019
2020	$106	$5
2021	94	5
2022	79	4
2023	59	3
2024	39	2
Thereafter	93	6
Total lease payments	470	25
Less: imputed interest	(47)	(3)
Total	$423	$22

As of December 31, 2019, the Company has entered into additional operating leases, primarily for real estate, that have not yet commenced of approximately $25 million. These operating leases primarily relate to Aptiv’s held for sale operations and are anticipated to commence primarily in 2020 with lease terms of 10 years.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Management of the Company, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2019. As defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), disclosure controls and procedures are controls and procedures designed to provide reasonable assurance that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported on a timely basis, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company’s disclosure controls and procedures include components of the Company’s internal control over financial reporting. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2019.

Management’s Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f), for the Company. Under the supervision of the Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019 based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework (2013).” Based on that evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2019.
Ernst & Young LLP has issued an attestation report which is included herein as the Report of Independent Registered Public Accounting Firm under the section headed Financial Statements and Supplementary Data for the year ended December 31, 2019.

Changes in Internal Control Over Financial Reporting
There were no material changes in the Company’s internal control over financial reporting, identified in connection with management’s evaluation of internal control over financial reporting, that occurred during the quarter and year ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information called for by Item 10, as to the audit committee and the audit committee financial expert, is incorporated by reference to the Company’s Definitive Proxy Statement to be filed with the SEC pursuant to Regulation 14A in connection with the Company’s 2020 Annual General Meeting of Shareholders (the “Proxy Statement”) under the headings “Board Practices” and “Board Committees.” The information called for by Item 10, as to executive officers, is set forth under Executive Officers of the Registrant in the Supplementary Item in Part I of this Annual Report on Form 10-K. The information called for by Item 10, as to directors, is incorporated by reference to the Company’s Proxy Statement under the headings “Election of Directors” and “Board Practices.”
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
The Company’s Corporate Governance Guidelines and charters for each Committee of its Board of Directors are also available on the Company’s website. The Code of Ethical Business Conduct, Corporate Governance Guidelines and charters are also available in print to any shareholder who submits a request to: Corporate Secretary, Aptiv PLC, 5 Hanover Quay, Grand Canal Dock, Dublin, D02 VY79, Ireland.
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
Information as of December 31, 2019 about the Company’s ordinary shares that may be issued under all of its equity compensation plans is set forth in Part II Item 5 of this Annual Report on Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
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
(1) Financial Statements:
(2) Financial Statement Schedule:
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

		Additions
	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Other Activity	Balance at End of Period
	(in millions)
December 31, 2019:
Allowance for doubtful accounts	$38	$9	$(10)	$—	$37
Tax valuation allowance (a)	$1,178	$35	$(137)	$(1)	$1,075
December 31, 2018:
Allowance for doubtful accounts	$34	$9	$(7)	$2	$38
Tax valuation allowance (a)	$1,008	$292	$(120)	$(2)	$1,178
December 31, 2017:
Allowance for doubtful accounts	$33	$23	$(24)	$2	$34
Tax valuation allowance (a)	$1,399	$—	$(406)	$15	$1,008

(a)	Additions Charged to Costs and Expenses are primarily related to taxable losses for which the tax benefit has been reserved.
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
4.1
Senior Notes Indenture, dated as of February 14, 2013, among Delphi Corporation, the guarantors named therein, Wilmington Trust, National Association, as Trustee, and Deutsche Bank Trust Company Americas, as Registrar, Paying Agent and Authenticating Agent (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of the Company filed with the SEC on February 14, 2013)

4.2
Second Supplemental Indenture, dated as of March 3, 2014, among Delphi Corporation, the Guarantors named therein, Wilmington Trust, National Association, as Trustee, and Deutsche Bank Trust Company Americas, as Registrar, Paying Agent and Authenticating Agent (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K of the Company filed with the SEC on March 3, 2014)

4.3
Senior Notes Indenture, dated as of March 10, 2015, among Aptiv PLC, Wilmington Trust, National Association, as Trustee and Deutsche Bank Trust Company Americas, as Registrar, Paying Agent and Authenticating Agent (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of the Company filed with the SEC on March 10, 2015)

4.4
First Supplemental Indenture, dated as of March 10, 2015, among Aptiv PLC, the guarantors named therein, Wilmington Trust, National Association, as Trustee and Deutsche Bank Trust Company Americas, as Registrar, Paying Agent and Authenticating Agent (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K of the Company filed with the SEC on March 10, 2015)

4.5
Second Supplemental Indenture, dated as of November 19, 2015, among Aptiv PLC, the guarantors named therein, Wilmington Trust, National Association, as Trustee and Deutsche Bank Trust Company Americas, as Registrar, Paying Agent and Authenticating Agent (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K of the Company filed with the SEC on November 19, 2015)

4.6
Third Supplemental Indenture, dated as of September 15, 2016, among Aptiv PLC, the guarantors named therein, Wilmington Trust, National Association, as Trustee and Deutsche Bank Trust Company Americas, as Registrar, Paying Agent and Authenticating Agent (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K of the Company filed with the SEC on September 15, 2016)

4.7
Fourth Supplemental Indenture, dated as of September 20, 2016, among Aptiv PLC, the guarantors named therein, Wilmington Trust, National Association, as Trustee and Deutsche Bank Trust Company Americas, as Registrar, Paying Agent and Authenticating Agent (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K of the Company filed with the SEC on September 20, 2016)

4.8
Fifth Supplemental Indenture, dated as of March 14, 2019, among Aptiv PLC, the guarantors named therein, Wilmington Trust, National Association, as Trustee, and Deutsche Bank Trust Company Americas, as Registrar, Paying Agent and Authenticating Agent (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K of the Company filed with the SEC on March 14, 2019)

10.1
Restatement Agreement to Amended and Restated Credit Agreement, dated as of August 17, 2016, among Aptiv PLC, Delphi Corporation, JPMorgan Chase Bank, N.A., as Administrative Agent, Swingline Lender, Issuing Bank and a Lender (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company filed with the SEC on August 18, 2016)

10.2	Aptiv PLC Executive Severance Plan, effective February 1, 2017(7)+
10.3	Aptiv PLC Executive Change in Control Severance Plan, effective February 1, 2017(7)+
10.4	Aptiv Corporation Supplemental Executive Retirement Program(1)+
10.5	Aptiv Corporation Salaried Retirement Equalization Savings Program(1)+
10.6	Offer letter for Kevin P. Clark, dated June 10, 2010(1)+
10.7	Offer letter for Joseph R. Massaro, dated September 13, 2013(6)+
10.8	Form of Non-Employee Director RSU Award Agreement pursuant to Aptiv PLC Long Term Incentive Plan, as amended(2)+
10.9	Letter Agreement, dated October 29, 2012, between the Company and Kevin P. Clark(3)+
10.10	Aptiv PLC Long-Term Incentive Plan, as amended and restated (incorporated by reference to the Company's Proxy Statement dated March 9, 2015)+
10.11	Form of Officer Performance-Based RSU Award pursuant to the Aptiv PLC Long-Term Incentive Plan, as amended and restated, effective 2016(5)+
10.12	Form of Officer Time-Based RSU Award pursuant to the Aptiv PLC Long-Term Incentive Plan, as amended and restated(4)+
10.13	Offer letter for David Paja, dated December 23, 2016(8)+
10.14	Offer letter for David M. Sherbin, dated October 2, 2009(8)+

Exhibit Number	Description
10.15	Form of Allocation Letter for Executives, effective 2019(9)+
10.16	Aptiv PLC Annual Incentive Plan (as Amended and Restated Effective January 1, 2019)(9)+
21.1	Subsidiaries of the Registrant*
23.1	Consent of Ernst & Young LLP*
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer*
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	Inline XBRL Instance Document# - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document#
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document#
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document#
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document#
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document#
104	Cover Page Interactive Data File# - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
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
(4) Filed with Form 10-Q for the period ended March 31, 2015 on April 30, 2015 and incorporated herein by reference.
(5) Filed with Form 10-Q for the period ended March 31, 2016 on May 4, 2016 and incorporated herein by reference.
(6) Filed with Form 10-Q for the period ended June 30, 2016 on August 3, 2016 and incorporated herein by reference.
(7) Filed with Form 10-K for the year ended December 31, 2016 on February 6, 2017 and incorporated herein by reference.
(8) Filed with Form 10-Q for the period ended March 31, 2018 on May 2, 2018 and incorporated herein by reference.
(9) Filed with Form 10-Q for the period ended March 31, 2019 on May 2, 2019 and incorporated herein by reference.
# Filed electronically with the Report.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APTIV PLC

/s/ Joseph R. Massaro
By: Joseph R. Massaro
Senior Vice President and
Chief Financial Officer
Dated: February 3, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below as of February 3, 2020, by the following persons on behalf of the registrant and in the capacities indicated:

Signature	Title

/s/ Kevin P. Clark	President, Chief Executive Officer and Director (Principal Executive Officer)
Kevin P. Clark

/s/ Joseph R. Massaro	Senior Vice President and Chief Financial Officer (Principal Financial Officer)
Joseph R. Massaro

/s/ Allan J. Brazier	Vice President and Chief Accounting Officer (Principal Accounting Officer)
Allan J. Brazier

/s/ Rajiv L. Gupta	Chairman of the Board of Directors
Rajiv L. Gupta

/s/ Nancy E. Cooper	Director
Nancy E. Cooper

/s/ Frank J. Dellaquila	Director
Frank J. Dellaquila

/s/ Nicholas M. Donofrio	Director
Nicholas M. Donofrio

/s/ Sean O. Mahoney	Director
Sean O. Mahoney

/s/ Paul M. Meister	Director
Paul M. Meister

/s/ Robert K. Ortberg	Director
Robert K. Ortberg

/s/ Colin J. Parris	Director
Colin J. Parris

/s/ Ana G. Pinczuk	Director
Ana G. Pinczuk

/s/ Lawrence A. Zimmerman	Director
Lawrence A. Zimmerman