Form 10-Q
period 2020-03-31
Aptiv PLC
filed 2020-05-05
CIK 1521332

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________
FORM 10-Q
________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to             .
Commission file number: 001-35346
_____________________________________________________________________________________________________________________________________________________________________________________________________________
 APTIV PLC
(Exact name of registrant as specified in its charter)
_____________________________________________________________________________________________________________________________________________________________________________________________________________

Jersey	98-1029562
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
5 Hanover Quay
Grand Canal Dock
Dublin, D02 VY79, Ireland
(Address of principal executive offices, including zip code)
(Registrant’s telephone number, including area code) 353-1-259-7013
(Former name, former address and former fiscal year, if changed since last report) N/A
_____________________________________________________________________________________________________________________________________________________________________________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Ordinary Shares. $0.01 par value per share	APTV	New York Stock Exchange
1.500% Senior Notes due 2025	APTV	New York Stock Exchange
4.250% Senior Notes due 2026	APTV	New York Stock Exchange
1.600% Senior Notes due 2028	APTV	New York Stock Exchange
4.350% Senior Notes due 2029	APTV	New York Stock Exchange
4.400% Senior Notes due 2046	APTV	New York Stock Exchange
5.400% Senior Notes due 2049	APTV	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of the registrant’s ordinary shares outstanding, $0.01 par value per share as of May 1, 2020, was 254,875,855.

APTIV PLC

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
APTIV PLC
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended March 31,
	2020	2019

	(in millions, except per share amounts)
Net sales	$3,226	$3,575
Operating expenses:
Cost of sales	2,725	2,962
Selling, general and administrative	252	256
Amortization	36	34
Restructuring (Note 7)	28	26
Gain on autonomous driving joint venture (Note 17)	(1,434)	—
Total operating expenses	1,607	3,278
Operating income	1,619	297
Interest expense	(43)	(38)
Other (expense) income, net (Note 16)	(1)	16
Income before income taxes and equity income	1,575	275
Income tax expense	(10)	(33)
Income before equity income	1,565	242
Equity income, net of tax	2	3
Net income	1,567	245
Net (loss) income attributable to noncontrolling interest	(5)	5
Net income attributable to Aptiv	$1,572	$240

Basic net income per share:
Basic net income per share attributable to Aptiv	$6.15	$0.93
Weighted average number of basic shares outstanding	255.51	259.08

Diluted net income per share:
Diluted net income per share attributable to Aptiv	$6.14	$0.92
Weighted average number of diluted shares outstanding	255.83	259.55
See notes to consolidated financial statements.

APTIV PLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended March 31,
	2020	2019

	(in millions)
Net income	$1,567	$245
Other comprehensive (loss) income:
Currency translation adjustments	(131)	1
Net change in unrecognized (loss) gain on derivative instruments, net of tax (Note 14)	(153)	19
Employee benefit plans adjustment, net of tax	7	2
Other comprehensive (loss) income	(277)	22
Comprehensive income	1,290	267
Comprehensive (loss) income attributable to noncontrolling interests	(10)	6
Comprehensive income attributable to Aptiv	$1,300	$261
See notes to consolidated financial statements.

APTIV PLC
CONSOLIDATED BALANCE SHEETS

	March 31, 2020	December 31, 2019
	(Unaudited)

	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$2,055	$412
Restricted cash	32	16
Accounts receivable, net of allowances of $38 million and $37 million, respectively (Note 2)	2,308	2,569
Inventories (Note 3)	1,363	1,286
Other current assets (Note 4)	432	504
Assets held for sale (Note 17)	—	532
Total current assets	6,190	5,319
Long-term assets:
Property, net	3,249	3,309
Operating lease right-of-use assets (Note 21)	393	413
Investments in affiliates	2,090	106
Intangible assets, net (Note 2)	1,132	1,186
Goodwill (Note 2)	2,389	2,407
Other long-term assets (Note 4)	724	719
Total long-term assets	9,977	8,140
Total assets	$16,167	$13,459
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt (Note 8)	$260	$393
Accounts payable	2,243	2,463
Accrued liabilities (Note 5)	1,152	1,155
Liabilities held for sale (Note 17)	—	43
Total current liabilities	3,655	4,054
Long-term liabilities:
Long-term debt (Note 8)	5,964	3,971
Pension benefit obligations	466	483
Long-term operating lease liabilities (Note 21)	308	329
Other long-term liabilities (Note 5)	621	611
Total long-term liabilities	7,359	5,394
Total liabilities	11,014	9,448
Commitments and contingencies (Note 10)
Shareholders’ equity:
Preferred shares, $0.01 par value per share, 50,000,000 shares authorized, none issued and outstanding	—	—
Ordinary shares, $0.01 par value per share, 1,200,000,000 shares authorized, 254,853,978 and 255,288,240 issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	3	3
Additional paid-in-capital	1,606	1,645
Retained earnings	4,353	2,890
Accumulated other comprehensive loss (Note 13)	(991)	(719)
Total Aptiv shareholders’ equity	4,971	3,819
Noncontrolling interest	182	192
Total shareholders’ equity	5,153	4,011
Total liabilities and shareholders’ equity	$16,167	$13,459
See notes to consolidated financial statements.

APTIV PLC
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
	2020	2019

	(in millions)
Cash flows from operating activities:
Net income	$1,567	$245
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	144	139
Amortization	36	34
Amortization of deferred debt issuance costs	1	2
Restructuring expense, net of cash paid	(15)	(5)
Deferred income taxes	(18)	4
Pension and other postretirement benefit expenses	10	10
Income from equity method investments, net of dividends received	(2)	(3)
Loss on extinguishment of debt	—	6
Share-based compensation	(1)	15
Gain on autonomous driving joint venture, net	(1,434)	—
Changes in operating assets and liabilities:
Accounts receivable, net	260	(249)
Inventories	(77)	(49)
Other assets	12	(45)
Accounts payable	(170)	53
Accrued and other long-term liabilities	(98)	(35)
Other, net	(45)	(30)
Pension contributions	(9)	(8)
Net cash provided by operating activities	161	84
Cash flows from investing activities:
Capital expenditures	(205)	(235)
Proceeds from sale of property / investments	2	3
Cost of business acquisitions and other transactions, net of cash acquired	(5)	2
Cost of technology investments	—	(3)
Settlement of derivatives	1	(2)
Net cash used in investing activities	(207)	(235)
Cash flows from financing activities:
Net (repayments) proceeds under other short-term debt agreements	(29)	234
Net proceeds (repayments) under other long-term debt agreements	1,900	(5)
Repayment of senior notes	—	(654)
Proceeds from issuance of senior notes, net of issuance costs	—	643
Dividend payments of consolidated affiliates to minority shareholders	(6)	—
Repurchase of ordinary shares	(57)	(226)
Distribution of cash dividends	(56)	(57)
Taxes withheld and paid on employees’ restricted share awards	(32)	(34)
Net cash provided by (used in) financing activities	1,720	(99)
Effect of exchange rate fluctuations on cash, cash equivalents and restricted cash	(16)	4
Increase (decrease) in cash, cash equivalents and restricted cash	1,658	(246)
Cash, cash equivalents and restricted cash at beginning of the period	429	568
Cash, cash equivalents and restricted cash at end of the period	$2,087	$322
See notes to consolidated financial statements.

APTIV PLC
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)

	Three Months Ended March 31,
	Number of Ordinary Shares	Amount of Ordinary Shares	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Aptiv Shareholders’ Equity	Noncontrolling Interest	Total Shareholders’ Equity

2020	(in millions)
Balance at January 1, 2020	255	$3	$1,645	$2,890	$(719)	$3,819	$192	$4,011
Net income (loss)	—	—	—	1,572	—	1,572	(5)	1,567
Other comprehensive loss	—	—	—	—	(272)	(272)	(5)	(277)
Dividends on ordinary shares	—	—	1	(57)	—	(56)	—	(56)
Taxes withheld on employees’ restricted share award vestings	—	—	(33)	—	—	(33)	—	(33)
Repurchase of ordinary shares	(1)	—	(6)	(51)	—	(57)	—	(57)
Share-based compensation	1	—	(1)	—	—	(1)	—	(1)
Adjustment for recently adopted accounting pronouncements (Note 2)	—	—	—	(1)	—	(1)	—	(1)
Balance at March 31, 2020	255	$3	$1,606	$4,353	$(991)	$4,971	$182	$5,153

2019
Balance at January 1, 2019	260	$3	$1,639	$2,511	$(694)	$3,459	$211	$3,670
Net income	—	—	—	240	—	240	5	245
Other comprehensive income	—	—	—	—	21	21	1	22
Dividends on ordinary shares	—	—	1	(58)	—	(57)	—	(57)
Taxes withheld on employees’ restricted share award vestings	—	—	(34)	—	—	(34)	—	(34)
Repurchase of ordinary shares	(3)	—	(15)	(211)	—	(226)	—	(226)
Share-based compensation	1	—	15	—	—	15	—	15
Adjustment for recently adopted accounting pronouncements	—	—	—	9	(9)	—	—	—
Balance at March 31, 2019	258	$3	$1,606	$2,491	$(682)	$3,418	$217	$3,635
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
The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and all adjustments, consisting of only normal recurring items, which are necessary for a fair presentation, have been included. The consolidated financial statements and notes thereto included in this report should be read in conjunction with Aptiv’s 2019 Annual Report on Form 10-K.
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

2. SIGNIFICANT ACCOUNTING POLICIES
Consolidation—The consolidated financial statements include the accounts of Aptiv and United States (“U.S.”) and non-U.S. subsidiaries in which Aptiv holds a controlling financial or management interest and variable interest entities of which Aptiv has determined that it is the primary beneficiary. Aptiv’s share of the earnings or losses of non-controlled affiliates, over which Aptiv exercises significant influence (generally a 20% to 50% ownership interest), is included in the consolidated operating results using the equity method of accounting. When Aptiv does not have the ability to exercise significant influence (generally when ownership interest is less than 20%), investments in non-consolidated affiliates without readily determinable fair values are measured at cost, less impairments, adjusted for observable price changes in orderly transactions for identical or similar investments of the same issuer. All significant intercompany transactions and balances between consolidated Aptiv businesses have been eliminated. The Company monitors its investments in affiliates for indicators of other-than-temporary declines in value on an ongoing basis. If the Company determines that such a decline has occurred, an impairment loss is recorded, which is measured as the difference between carrying value and estimated fair value. Estimated fair value is generally determined using an income approach based on discounted cash flows or negotiated transaction values.
Aptiv’s equity investments totaled $101 million and $101 million as of March 31, 2020 and December 31, 2019, respectively, and are classified within other long-term assets in the consolidated balance sheets.
Use of estimates—Preparation of consolidated financial statements in conformity with U.S. GAAP requires the use of estimates and assumptions that affect amounts reported therein. Generally, matters subject to estimation and judgment include amounts related to accounts receivable realization, inventory obsolescence, asset impairments, useful lives of intangible and fixed assets, deferred tax asset valuation allowances, income taxes, pension benefit plan assumptions, accruals related to litigation, warranty costs, environmental remediation costs, contingent consideration arrangements, worker’s compensation accruals and healthcare accruals. Due to the inherent uncertainty involved in making estimates, including the duration and severity of the impacts of the novel coronavirus (COVID-19) pandemic, actual results reported in future periods may be based upon amounts that differ from those estimates.
Revenue recognition—Aptiv recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. Accordingly, revenue is measured based on consideration specified in a contract with a customer. Refer to Note 20. Revenue for additional information regarding the Company’s revenue recognition policies.
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
Restricted cash—Restricted cash includes balances on deposit at financial institutions that have issued letters of credit in favor of Aptiv and cash deposited into an escrow account. Refer to Note 15. Fair Value of Financial Instruments for further information regarding amounts deposited into an escrow account.
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
Credit losses—Aptiv is exposed to credit losses primarily through the sale of services and vehicle components. Aptiv assesses the creditworthiness of a counterparty by conducting ongoing credit reviews, which considers the Company’s expected billing exposure and timing for payment, as well as the counterparty’s established credit rating. When a credit rating is not available, the Company’s assessment is based on an analysis of the counterparty’s financial statements. Aptiv also considers contract terms and conditions, country and political risk, and business strategy in its evaluation. Based on the outcome of this review, the Company establishes a credit limit for each counterparty. The Company continues to monitor its ongoing credit exposure through active review of counterparty balances against contract terms and due dates, which includes timely account reconciliation, payment confirmation and dispute resolution. The Company may also employ collection agencies and legal counsel to pursue recovery of defaulted receivables, if necessary.
Aptiv primarily utilizes historical loss and recovery data, combined with information on current economic conditions and reasonable and supportable forecasts to develop the estimate of the allowance for doubtful accounts in accordance with ASC Topic 326, Financial Instruments – Credit Losses (“ASC 326”). As of March 31, 2020 and December 31, 2019, the Company reported $2,308 million and $2,569 million, respectively, of accounts receivable, net of the allowance for doubtful accounts of $38 million and $37 million, respectively. Changes in the allowance were not material for the three months ended March 31, 2020.
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
Intangible assets—Intangible assets were $1,132 million and $1,186 million as of March 31, 2020 and December 31, 2019, respectively. Aptiv amortizes definite-lived intangible assets over their estimated useful lives. Aptiv has definite-lived intangible assets related to patents and developed technology, customer relationships and trade names. Indefinite-lived in-process research and development intangible assets are not amortized, but are tested for impairment annually, or more frequently when indicators of potential impairment exist, until the completion or abandonment of the associated research and development efforts. Upon completion of the projects, the assets will be amortized over the expected economic life of the asset, which will be determined on that date. Should the project be determined to be abandoned, and if the asset developed has no alternative use, the full value of the asset will be charged to expense. The Company also has intangible assets related to acquired trade names that are classified as indefinite-lived when there are no foreseeable limits on the periods of time over which they are expected to contribute cash flows. These indefinite-lived trade name assets are tested for impairment annually, or more frequently when indicators of potential impairment exist. Costs to renew or extend the term of acquired intangible assets are recognized as expense as incurred. Amortization expense was $36 million and $34 million for the three months ended March 31, 2020 and 2019, respectively, which includes the impact of any intangible asset impairment charges recorded during the period.
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
The impairment test involves first qualitatively assessing goodwill for impairment. If the qualitative assessment is not met the Company then performs a quantitative assessment by comparing the estimated fair value of each reporting unit to its carrying value, including goodwill. Fair value reflects the price a market participant would be willing to pay in a potential sale of the reporting unit. If the estimated fair value exceeds carrying value, then we conclude that no goodwill impairment has occurred. If the carrying value of the reporting unit exceeds its estimated fair value, the Company recognizes an impairment loss in an amount equal to the excess, not to exceed the amount of goodwill allocated to the reporting unit. The Company qualitatively concluded there were no goodwill impairments during the three months ended March 31, 2020 and 2019. Goodwill was $2,389 million and $2,407 million as of March 31, 2020 and December 31, 2019, respectively.
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

Customer concentrations—As reflected in the table below, net sales to General Motors Company (“GM”), Volkswagen Group (“VW”) and Fiat Chrysler Automobiles N.V. (“FCA”), Aptiv’s three largest customers, totaled approximately 27% and 27% of our total net sales for the three months ended March 31, 2020 and 2019, respectively.

	Percentage of Total Net Sales		Accounts and Other Receivables
	Three Months Ended March 31,		March 31, 2020	December 31, 2019
	2020	2019

			(in millions)
GM	10%	10%	$190	$205
VW	9%	8%	115	135
FCA	8%	9%	186	207
Recently adopted accounting pronouncements—Aptiv adopted Accounting Standards Update (“ASU”) 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments in the first quarter of 2020 using the modified retrospective transition method. This guidance requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. These amendments replace the incurred loss model with an expected loss model, which results in more timely measurement of expected credit losses. Upon adoption, Aptiv recorded a cumulative-effect adjustment of $1 million to retained earnings as of the beginning of the period of adoption. Refer to the “Credit losses” section above for further information regarding significant estimates and judgments used in estimating credit losses.
Aptiv adopted ASU 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment in the first quarter of 2020 on a prospective basis. This guidance simplifies the test for goodwill impairment by eliminating step two from the goodwill impairment test, which required an entity to calculate the implied fair value of goodwill to measure a goodwill impairment charge. Under the new guidance, an entity will record an impairment charge based on the amount by which a reporting unit’s carrying amount exceeds its estimated fair value, limited to the amount of goodwill allocated to that reporting unit. The adoption of this guidance did not have a significant impact on Aptiv’s financial statements. Refer to the “Goodwill” section above for further information regarding the Company’s testing for goodwill impairment.
Aptiv adopted ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement in the first quarter of 2020 on a retrospective basis to all periods presented. This guidance modifies disclosure requirements related to fair value measurements by removing certain disclosure requirements related to the fair value hierarchy, modifying existing disclosure requirements related to measurement uncertainty and adding new disclosure requirements. The adoption of this guidance did not have a significant impact on Aptiv’s financial statements. Refer to Note 15. Fair Value of Financial Instruments for further information regarding the Company’s fair value measurements.
Recently issued accounting pronouncements not yet adopted—In January 2020, the FASB issued ASU 2020-01, Investments—Equity Securities (Topic 321), Investments—Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815)—Clarifying the Interactions between Topic 321, Topic 323, and Topic 815. This guidance clarifies the interactions between accounting for equity securities under the measurement alternative in Topic 321 and the equity method of accounting in Topic 323, as well as the accounting for certain forward contracts and purchased options to purchase securities that, upon settlement or exercise, would be accounted for under the equity method of accounting. The new guidance will be applied prospectively and is effective for fiscal years beginning after December 15, 2020. Early adoption is permitted. The adoption of this guidance is not expected to have a significant impact on Aptiv’s financial statements.

3. INVENTORIES
Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or net realizable value, including direct material costs and direct and indirect manufacturing costs. A summary of inventories is shown below:

	March 31, 2020	December 31, 2019

	(in millions)
Productive material	$793	$706
Work-in-process	107	102
Finished goods	463	478
Total	$1,363	$1,286

4. ASSETS
Other current assets consisted of the following:

	March 31, 2020	December 31, 2019

	(in millions)
Value added tax receivable	$184	$205
Prepaid insurance and other expenses	81	88
Reimbursable engineering costs	67	101
Notes receivable	10	10
Income and other taxes receivable	65	45
Deposits to vendors	5	4
Derivative financial instruments (Note 14)	—	30
Capitalized upfront fees (Note 20)	20	20
Other	—	1
Total	$432	$504
Other long-term assets consisted of the following:

	March 31, 2020	December 31, 2019

	(in millions)
Deferred income taxes, net	$151	$164
Unamortized Revolving Credit Facility debt issuance costs (Note 8)	3	3
Income and other taxes receivable	48	45
Reimbursable engineering costs	253	217
Value added tax receivable	45	59
Equity investments (Note 17)	101	101
Derivative financial instruments (Note 14)	—	8
Capitalized upfront fees (Note 20)	84	79
Other	39	43
Total	$724	$719

5. LIABILITIES
Accrued liabilities consisted of the following:

	March 31, 2020	December 31, 2019

	(in millions)
Payroll-related obligations	$218	$226
Employee benefits, including current pension obligations	46	97
Income and other taxes payable	165	180
Warranty obligations (Note 6)	28	29
Restructuring (Note 7)	77	86
Customer deposits	38	43
Derivative financial instruments (Note 14)	72	4
Accrued interest	22	47
Deferred compensation related to nuTonomy acquisition	39	35
Operating lease liabilities (Note 21)	93	94
Other	354	314
Total	$1,152	$1,155
Other long-term liabilities consisted of the following:

	March 31, 2020	December 31, 2019

	(in millions)
Environmental (Note 10)	$4	$3
Extended disability benefits	6	6
Warranty obligations (Note 6)	8	8
Restructuring (Note 7)	41	48
Payroll-related obligations	10	10
Accrued income taxes	199	199
Deferred income taxes, net	213	229
Derivative financial instruments (Note 14)	40	—
Other	100	108
Total	$621	$611

6. WARRANTY OBLIGATIONS
Expected warranty costs for products sold are recognized principally at the time of sale of the product based on an estimate of the amount that eventually will be required to settle such obligations. These accruals are based on factors such as past experience, production changes, industry developments and various other considerations. The estimated costs related to product recalls based on a formal campaign soliciting return of that product are accrued at the time an obligation becomes probable and can be reasonably estimated. These estimates are adjusted from time to time based on facts and circumstances that impact the status of existing claims. Aptiv has recognized its best estimate for its total aggregate warranty reserves, including product recall costs, across all of its operating segments as of March 31, 2020. The Company estimates the reasonably possible amount to ultimately resolve all matters in excess of the recorded reserves as of March 31, 2020 to be zero to $20 million.

The table below summarizes the activity in the product warranty liability for the three months ended March 31, 2020:

Warranty Obligations

(in millions)
Accrual balance at beginning of period	$37
Provision for estimated warranties incurred during the period	7
Changes in estimate for pre-existing warranties	1
Settlements made during the period (in cash or in kind)	(8)
Foreign currency translation and other	(1)
Accrual balance at end of period	$36

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
As part of Aptiv’s continued efforts to optimize its cost structure, it has undertaken several restructuring programs which include workforce reductions as well as plant closures. These programs are primarily focused on the continued rotation of our manufacturing footprint to best cost locations in Europe and on reducing global overhead costs. The Company recorded employee-related and other restructuring charges related to these programs totaling approximately $28 million during the three months ended March 31, 2020, of which $11 million was recognized for programs implemented in the European region, pursuant to the Company’s ongoing overhead cost reduction strategy. None of the Company’s individual restructuring programs initiated during the three months ended March 31, 2020 were material and there have been no changes in previously initiated programs that have resulted (or are expected to result) in a material change to our restructuring costs. The Company expects to incur additional restructuring costs of approximately $40 million within the Signal and Power Solutions segment for programs approved as of March 31, 2020, which are primarily expected to be incurred within the next twelve months.
During the three months ended March 31, 2019, Aptiv recorded employee-related and other restructuring charges totaling approximately $26 million, of which $7 million was recognized for programs focused on the continued rotation of our manufacturing footprint to best cost locations in Europe and reducing overhead costs in the region.
Restructuring charges for employee separation and termination benefits are paid either over the severance period or in a lump sum in accordance with either statutory requirements or individual agreements. Aptiv incurred cash expenditures related to its restructuring programs of approximately $43 million and $31 million in the three months ended March 31, 2020 and 2019, respectively.
The following table summarizes the restructuring charges recorded for the three months ended March 31, 2020 and 2019 by operating segment:

	Three Months Ended March 31,
	2020	2019

	(in millions)
Signal and Power Solutions	$19	$19
Advanced Safety and User Experience	9	7
Total	$28	$26

The table below summarizes the activity in the restructuring liability for the three months ended March 31, 2020:

	Employee Termination Benefits Liability	Other Exit Costs Liability	Total

	(in millions)
Accrual balance at January 1, 2020	$134	$—	$134
Provision for estimated expenses incurred during the period	28	—	28
Payments made during the period	(43)	—	(43)
Foreign currency and other	(1)	—	(1)
Accrual balance at March 31, 2020	$118	$—	$118

8. DEBT
The following is a summary of debt outstanding, net of unamortized issuance costs and discounts, as of March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019

	(in millions)
Accounts receivable factoring	$236	$266
Revolving Credit Facility (Note 22)	2,000	90
4.15%, senior notes, due 2024 (net of $2 and $2 unamortized issuance costs and $1 and $1 discount, respectively)	697	697
1.50%, Euro-denominated senior notes, due 2025 (net of $2 and $3 unamortized issuance costs and $2 and $2 discount, respectively)	776	779
4.25%, senior notes, due 2026 (net of $3 and $3 unamortized issuance costs, respectively)	647	647
1.60%, Euro-denominated senior notes, due 2028 (net of $3 and $3 unamortized issuance costs, respectively)	554	556
4.35%, senior notes, due 2029 (net of $3 and $3 unamortized issuance costs, respectively)	297	297
4.40%, senior notes, due 2046 (net of $3 and $3 unamortized issuance costs and $2 and $2 discount, respectively)	295	295
5.40%, senior notes, due 2049 (net of $4 and $4 unamortized issuance costs and $1 and $1 discount, respectively)	345	345
Tranche A Term Loan, due 2021 (net of $1 and $1 unamortized issuance costs, respectively) (Note 22)	349	359
Finance leases and other	28	33
Total debt	6,224	4,364
Less: current portion	(260)	(393)
Long-term debt	$5,964	$3,971
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
During the first quarter of 2020, the Company drew down all remaining availability under its Revolving Credit Facility, primarily to provide additional liquidity and financial flexibility to mitigate the impacts on its business resulting from the uncertainty caused by the global spread of the COVID-19 pandemic. As a result, approximately $2.0 billion was outstanding under the Revolving Credit Facility and less than $1 million in letters of credit were issued under the Credit Agreement as of March 31, 2020.
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

	March 31, 2020		December 31, 2019
	LIBOR plus	ABR plus	LIBOR plus	ABR plus
Revolving Credit Facility	1.10%	0.10%	1.10%	0.10%
Tranche A Term Loan	1.25%	0.25%	1.25%	0.25%
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
The interest rate period with respect to LIBOR interest rate options can be set at one-, two-, three-, or six-months as selected by Aptiv in accordance with the terms of the Credit Agreement (or other period as may be agreed by the applicable lenders). Aptiv may elect to change the selected interest rate option in accordance with the provisions of the Credit Agreement. As of March 31, 2020, Aptiv selected the one-month LIBOR interest rate option on the Tranche A Term Loan, and the rate effective as of March 31, 2020, as detailed in the table below, was based on the Company’s current credit rating and the Applicable Rate for the Credit Agreement:

		Borrowings as of
		March 31, 2020	Rates effective as of
	Applicable Rate	(in millions)	March 31, 2020
Revolving Credit Facility	ABR plus 0.10%	$150	3.35%
Revolving Credit Facility	LIBOR plus 1.10%	$1,850	1.88%
Tranche A Term Loan	LIBOR plus 1.25%	$350	2.00%
Borrowings under the Credit Agreement are prepayable at Aptiv’s option without premium or penalty.
The Credit Agreement contains certain covenants that limit, among other things, the Company’s (and the Company’s subsidiaries’) ability to incur certain additional indebtedness or liens or to dispose of substantially all of its assets. In addition, the Credit Agreement requires that the Company maintain a consolidated leverage ratio (the ratio of Consolidated Total Indebtedness to Consolidated EBITDA, each as defined in the Credit Agreement) of not more than 3.5 to 1.0. The Credit Agreement also contains events of default customary for financings of this type. The Company was in compliance with the Credit Agreement covenants as of March 31, 2020.
As of March 31, 2020, all obligations under the Credit Agreement were borrowed by Aptiv Corporation and jointly and severally guaranteed by its direct and indirect parent companies, subject to certain exceptions set forth in the Credit Agreement, and the Tranche A Term Loan and the Revolving Credit Facility were set to mature on August 17, 2021. Subsequent to March 31, 2020, the Company amended and restated the Credit Agreement, extending the maturity date of substantially all of the Revolving Credit Facility and the Tranche A Term Loan from August 17, 2021 to August 17, 2022, as further described in Note 22. Subsequent Events.
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
On November 19, 2015, Aptiv PLC issued $1.3 billion in aggregate principal amount of senior unsecured notes in a transaction registered under the Securities Act, comprised of $650 million of 3.15% senior unsecured notes due 2020 (the “3.15% Senior Notes”) and $650 million of 4.25% senior unsecured notes due 2026 (the “4.25% Senior Notes”) (collectively, the “2015 Senior Notes”). The 3.15% Senior Notes were priced at 99.784% of par, resulting in a yield to maturity of 3.197%, and the 4.25% Senior Notes were priced at 99.942% of par, resulting in a yield to maturity of 4.256%. The proceeds were primarily utilized to fund a portion of the cash consideration for the acquisition of HellermannTyton PLC and for general corporate purposes, including the payment of fees and expenses associated with the HellermannTyton PLC acquisition and the related financing transaction. Aptiv incurred approximately $8 million of issuance costs in connection with the 2015 Senior Notes. Interest on the 3.15% Senior Notes was payable semi-annually on May 19 and November 19 of each year to holders of record at the close of business on May 4 or November 4 immediately preceding the interest payment date. Interest on the 4.25% Senior Notes is payable semi-annually on January 15 and July 15 of each year to holders of record at the close of business on January 1 or July 1 immediately preceding the interest payment date. In March 2019, Aptiv redeemed for cash the entire $650 million aggregate principal amount outstanding of the 3.15% Senior Notes, financed by the proceeds received from the issuance of the 2019 Senior Notes, as defined below. As a result of the redemption of the 3.15% Senior Notes, Aptiv recognized a loss on debt extinguishment of approximately $6 million during the three months ended March 31, 2019 within other expense, net in the consolidated statements of operations.
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
Although the specific terms of each indenture governing each series of senior notes vary, the indentures contain certain restrictive covenants, including with respect to Aptiv’s (and Aptiv’s subsidiaries) ability to incur liens, enter into sale and leaseback transactions and merge with or into other entities. As of March 31, 2020, the Company was in compliance with the provisions of all series of the outstanding senior notes.
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
Other Financing
Receivable factoring—Aptiv maintains a €300 million European accounts receivable factoring facility that is available on a committed basis. This facility is accounted for as short-term debt and borrowings are subject to the availability of eligible accounts receivable. Collateral is not required related to these trade accounts receivable. This program renews on a non-committed, indefinite basis unless terminated by either party. Borrowings bear interest at Euro Interbank Offered Rate (“EURIBOR”) plus 0.42% for borrowings denominated in Euros. The rate effective on amounts outstanding as of March 31, 2020 was 0.42%. As of March 31, 2020 and December 31, 2019, Aptiv had $236 million and $266 million, respectively, outstanding on the European accounts receivable factoring facility.
Finance leases and other—As of March 31, 2020 and December 31, 2019, approximately $28 million and $33 million, respectively, of other debt primarily issued by certain non-U.S. subsidiaries and finance lease obligations were outstanding.
Interest—Cash paid for interest related to debt outstanding totaled $66 million and $55 million for the three months ended March 31, 2020 and 2019, respectively.
Letter of credit facilities—In addition to the letters of credit issued under the Credit Agreement, Aptiv had approximately $2 million and $2 million outstanding through other letter of credit facilities as of March 31, 2020 and December 31, 2019, respectively, primarily to support arrangements and other obligations at certain of its subsidiaries.

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
The amounts shown below reflect the defined benefit pension expense for the three months ended March 31, 2020 and 2019:

	Non-U.S. Plans		U.S. Plans

	Three Months Ended March 31,
	2020	2019	2020	2019

	(in millions)
Service cost	$5	$5	$—	$—
Interest cost	6	7	—	—
Expected return on plan assets	(5)	(5)	—	—
Amortization of actuarial losses	4	3	—	—
Net periodic benefit cost	$10	$10	$—	$—
Other postretirement benefit obligations were approximately $1 million and $2 million at March 31, 2020 and December 31, 2019, respectively.

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
Brazil Matters
Aptiv conducts business operations in Brazil that are subject to the Brazilian federal labor, social security, environmental, tax and customs laws, as well as a variety of state and local laws. While Aptiv believes it complies with such laws, they are complex, subject to varying interpretations, and the Company is often engaged in litigation with government agencies regarding the application of these laws to particular circumstances. As of March 31, 2020, the majority of claims asserted against Aptiv in Brazil relate to such litigation. The remaining claims in Brazil relate to commercial and labor litigation with private parties. As of March 31, 2020, claims totaling approximately $105 million (using March 31, 2020 foreign currency rates) have been asserted against Aptiv in Brazil. As of March 31, 2020, the Company maintains accruals for these asserted claims of $25 million (using March 31, 2020 foreign currency rates). The amounts accrued represent claims that are deemed probable of loss and are reasonably estimable based on the Company’s analyses and assessment of the asserted claims and prior experience with similar matters. While the Company believes its accruals are adequate, the final amounts required to resolve these matters could differ materially from the Company’s recorded estimates and Aptiv’s results of operations could be materially affected. The Company estimates the reasonably possible loss in excess of the amounts accrued related to these claims to be zero to $80 million.
Environmental Matters
Aptiv is subject to the requirements of U.S. federal, state, local and non-U.S. environmental and safety and health laws and regulations. As of March 31, 2020 and December 31, 2019, the undiscounted reserve for environmental investigation and remediation was approximately $4 million (which was recorded in other long-term liabilities) and $4 million (of which $1 million was recorded in accrued liabilities and $3 million was recorded in other long-term liabilities), respectively. Aptiv cannot ensure that environmental requirements will not change or become more stringent over time or that its eventual environmental remediation costs and liabilities will not exceed the amount of its current reserves. In the event that such liabilities were to significantly exceed the amounts recorded, Aptiv’s results of operations could be materially affected. At March 31, 2020, the difference between the recorded liabilities and the reasonably possible range of potential loss was not material.

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
The computation of the annual expected effective income tax rate at each interim period requires certain estimates and assumptions including, but not limited to, the expected pre-tax income (or loss) for the year, projections of the proportion of income (and/or loss) earned and taxed in respective jurisdictions, permanent and temporary differences, and the likelihood of the realizability of deferred tax assets generated in the current year. The volatile global economic conditions resulting from the COVID-19 pandemic, the impacts of which are difficult to predict, may cause fluctuations in our expected pre-tax income (or loss) for the year, which could create volatility in our annual expected effective income tax rate. Jurisdictions with a projected loss for the year or a year-to-date loss for which no tax benefit or expense can be recognized due to a valuation allowance are excluded from the estimated annual effective tax rate. The impact of such an exclusion could result in a higher or lower effective tax rate during a particular quarter, based upon the composition and timing of actual earnings compared to annual projections. The estimates used to compute the provision or benefit for income taxes may change as new events occur, additional information is obtained or as our tax environment changes. To the extent that the expected annual effective income tax rate changes, the effect of the change on prior interim periods is included in the income tax provision in the period in which the change in estimate occurs.

The Company’s income tax expense and effective tax rate for the three months ended March 31, 2020 and 2019 were as follows:

	Three Months Ended March 31,
	2020	2019

	(dollars in millions)
Income tax expense	$10	$33
Effective tax rate	1%	12%
The Company’s tax rate is affected by the fact that its parent entity is an Irish resident taxpayer, the tax rates in Ireland and other jurisdictions in which the Company operates, the relative amount of income earned by jurisdiction and the relative amount of losses or income for which no tax benefit or expense was recognized due to a valuation allowance. The Company’s effective tax rate is also impacted by the receipt of certain tax incentives and holidays that reduce the effective tax rate for certain subsidiaries below the statutory rate.
The Company’s effective tax rate for the three months ended March 31, 2020 includes net discrete tax benefits of $3 million, primarily related to changes in reserves, changes in accruals for unremitted earnings and provision to return adjustments. Also included as a discrete item in the effective tax rate for the three months ended March 31, 2020 is the beneficial impact of approximately 11 points resulting from the gain on the autonomous driving joint venture. The tax expense associated with the gain was insignificant as Aptiv’s aggregate autonomous driving assets were exempt from capital gains tax in the jurisdiction from which they were sold. The aggregate autonomous driving assets had been acquired, purchased or developed in taxable transactions in prior periods and reflect changes made to the corporate entity operating structure for intellectual property following the Separation of its former Powertrain Systems segment. The effective tax rate for the three months ended March 31, 2019 includes net discrete tax benefits of $10 million, primarily related to changes in reserves and provision to return adjustments.
Aptiv PLC is an Irish resident taxpayer and not a domestic corporation for U.S. federal income tax purposes. As such, it is not subject to U.S. tax on remitted foreign earnings and, as a result of its capital structure, is also generally not subject to Irish tax on the repatriation of foreign earnings.
Cash paid or withheld for income taxes was $48 million and $36 million for the three months ended March 31, 2020 and 2019, respectively.

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

Weighted Average Shares
The following table illustrates net income per share attributable to Aptiv and the weighted average shares outstanding used in calculating basic and diluted income per share:

	Three Months Ended March 31,
	2020	2019

	(in millions, except per share data)
Numerator:
Net income attributable to Aptiv	$1,572	$240
Denominator:
Weighted average ordinary shares outstanding, basic	255.51	259.08
Dilutive shares related to restricted stock units (“RSUs”)	0.32	0.47
Weighted average ordinary shares outstanding, including dilutive shares	255.83	259.55

Net income per share attributable to Aptiv:
Basic	$6.15	$0.93
Diluted	$6.14	$0.92
Anti-dilutive securities share impact	—	—
Share Repurchase Programs
In April 2016, the Board of Directors authorized a share repurchase program of up to $1.5 billion of ordinary shares, which commenced in September 2016. This share repurchase program provides for share purchases in the open market or in privately negotiated transactions, depending on share price, market conditions and other factors, as determined by the Company.
A summary of the ordinary shares repurchased during the three months ended March 31, 2020 and 2019 is as follows:

	Three Months Ended March 31,
	2020	2019
Total number of shares repurchased	1,059,075	2,840,079
Average price paid per share	$53.73	$79.57
Total (in millions)	$57	$226
As of March 31, 2020, approximately $13 million of share repurchases remained available under the April 2016 share repurchase program. All repurchased shares were retired, and are reflected as a reduction of ordinary share capital for the par value of the shares, with the excess applied as reductions to additional paid-in-capital and retained earnings.
New Share Repurchase Program
In January 2019, the Board of Directors authorized a new share repurchase program of up to $2.0 billion of ordinary shares. This share repurchase program provides for share purchases in the open market or in privately negotiated transactions, depending on share price, market conditions and other factors, as determined by the Company. This program will commence following the completion of the Company’s April 2016 share repurchase program described above. Although both the April 2016 and this new share repurchase program remain authorized, in order to preserve liquidity during the COVID-19 pandemic crisis, the Company does not anticipate executing further share repurchases until such time as the global economic uncertainties and business impacts resulting from the pandemic have abated.

Dividends
The Company has declared and paid cash dividends per ordinary share during the periods presented as follows:

	Dividend	Amount
	Per Share	(in millions)
2020:
First quarter	$0.22	$56
Total	$0.22	$56
2019:
Fourth quarter	$0.22	$56
Third quarter	0.22	56
Second quarter	0.22	57
First quarter	0.22	57
Total	$0.88	$226
During the first quarter of 2020, following the payment of its first quarter dividend, the Company suspended its annual cash dividend of $0.88 per ordinary share, primarily to provide additional liquidity and financial flexibility to mitigate the impacts on its business resulting from the uncertainty caused by the global spread of the COVID-19 pandemic.

13. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The changes in accumulated other comprehensive income (loss) attributable to Aptiv (net of tax) for the three months ended March 31, 2020 and 2019 are shown below.

	Three Months Ended March 31,
	2020	2019

	(in millions)
Foreign currency translation adjustments:
Balance at beginning of period	$(597)	$(555)
Aggregate adjustment for the period (1)	(126)	—
Balance at end of period	(723)	(555)

Gains (losses) on derivatives:
Balance at beginning of period	13	(35)
Other comprehensive income (loss) before reclassifications (net tax effect of $0 and $0)	(149)	16
Reclassification to income (net tax effect of $0 and $0)	(4)	3
Adoption of ASU 2018-02	—	(8)
Balance at end of period	(140)	(24)

Pension and postretirement plans:
Balance at beginning of period	(135)	(104)
Other comprehensive income (loss) before reclassifications (net tax effect of $1 and $0)	4	—
Reclassification to income (net tax effect of $1 and $1)	3	2
Adoption of ASU 2018-02	—	(1)
Balance at end of period	(128)	(103)

Accumulated other comprehensive loss, end of period	$(991)	$(682)
(1)Includes gains of $6 million and $23 million for the three months ended March 31, 2020 and 2019, respectively, related to non-derivative net investment hedges. Refer to Note 14. Derivatives and Hedging Activities for further description of these hedges.

Reclassifications from accumulated other comprehensive income (loss) to income for the three months ended March 31, 2020 and 2019 were as follows:

Reclassification Out of Accumulated Other Comprehensive Income (Loss)
Details About Accumulated Other Comprehensive Income Components	Three Months Ended March 31,		Affected Line Item in the Statements of Operations
	2020	2019

	(in millions)
Gains (losses) on derivatives:
Commodity derivatives	$(3)	$(2)	Cost of sales
Foreign currency derivatives	7	(1)	Cost of sales
	4	(3)	Income before income taxes
	—	—	Income tax expense
	4	(3)	Net income
	—	—	Net income attributable to noncontrolling interest
	$4	$(3)	Net income attributable to Aptiv

Pension and postretirement plans:
Actuarial losses	$(4)	$(3)	Other income (expense), net (1)
	(4)	(3)	Income before income taxes
	1	1	Income tax expense
	(3)	(2)	Net income
	—	—	Net income attributable to noncontrolling interest
	$(3)	$(2)	Net income attributable to Aptiv

Total reclassifications for the period	$1	$(5)
(1)These accumulated other comprehensive loss components are included in the computation of net periodic pension cost (see Note 9. Pension Benefits for additional details).

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

As of March 31, 2020, the Company had the following outstanding notional amounts related to commodity and foreign currency forward and option contracts designated as cash flow hedges that were entered into to hedge forecasted exposures:

Commodity	Quantity Hedged	Unit of Measure	Notional Amount (Approximate USD Equivalent)

	(in thousands)		(in millions)
Copper	68,189	pounds	$160

Foreign Currency	Quantity Hedged	Unit of Measure	Notional Amount (Approximate USD Equivalent)

	(in millions)
Mexican Peso	14,600	MXN	$625
Chinese Yuan Renminbi	2,341	RMB	330
Euro	273	EUR	305
Polish Zloty	512	PLN	125
The Company had additional foreign currency forward contracts designated as cash flow hedges with notional amounts that individually amounted to less than $10 million. As of March 31, 2020, Aptiv has entered into derivative instruments to hedge cash flows extending out to March 2022.
Gains and losses on derivatives qualifying as cash flow hedges are recorded in accumulated OCI, to the extent that hedges are effective, until the underlying transactions are recognized in earnings. Unrealized amounts in accumulated OCI will fluctuate based on changes in the fair value of hedge derivative contracts at each reporting period. Net losses on cash flow hedges included in accumulated OCI as of March 31, 2020 were $120 million (approximately $120 million, net of tax). Of this total, approximately $78 million of losses are expected to be included in cost of sales within the next 12 months and approximately $42 million of losses are expected to be included in cost of sales in subsequent periods. Cash flow hedges are discontinued when Aptiv determines it is no longer probable that the originally forecasted transactions will occur. Cash flows from derivatives used to manage commodity and foreign exchange risks designated as cash flow hedges are classified as operating activities within the consolidated statements of cash flows.
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
Since 2016, the Company has entered into a series of forward contracts, each of which have been designated as net investment hedges of the foreign currency exposure of the Company’s investments in certain Chinese Yuan Renminbi (“RMB”)-denominated subsidiaries. During the three months ended March 31, 2020 and 2019, the Company received $1 million and paid $2 million, respectively, at settlement related to these series of forward contracts which matured throughout each respective period. Refer to the tables below for details of the fair value recorded in the consolidated balance sheets and the effects recorded in the consolidated statements of operations and consolidated statements of comprehensive income related to these derivative instruments.
The Company has designated the €700 million 2015 Euro-denominated Senior Notes and the €500 million 2016 Euro-denominated Senior Notes, as more fully described in Note 8. Debt, as net investment hedges of the foreign currency exposure of its investments in certain Euro-denominated subsidiaries. Due to changes in the value of the Euro-denominated debt instruments designated as net investment hedges, during the three months ended March 31, 2020 and 2019, $6 million and $23 million of gains, respectively, were recognized within the cumulative translation adjustment component of OCI. Cumulative losses included in accumulated OCI related to these net investment hedges were $15 million as of March 31, 2020 and $21 million as of December 31, 2019.

Derivatives Not Designated as Hedges
In certain occasions the Company enters into certain foreign currency and commodity contracts that are not designated as hedges. When hedge accounting is not applied to derivative contracts, gains and losses are recorded to other income (expense), net and cost of sales in the consolidated statements of operations.
Fair Value of Derivative Instruments in the Balance Sheet
The fair value of derivative financial instruments recorded in the consolidated balance sheets as of March 31, 2020 and December 31, 2019 are as follows:

	Asset Derivatives		Liability Derivatives		Net Amounts of Assets and (Liabilities) Presented in the Balance Sheet
	Balance Sheet Location	March 31, 2020	Balance Sheet Location	March 31, 2020	March 31, 2020

	(in millions)
Derivatives designated as cash flow hedges:
Commodity derivatives	Other current assets	$—	Accrued liabilities	$25
Foreign currency derivatives*	Accrued liabilities	7	Accrued liabilities	52	$(45)
Commodity derivatives	Other long-term assets	—	Other long-term liabilities	9
Foreign currency derivatives*	Other long-term liabilities	—	Other long-term liabilities	31	(31)
Total derivatives designated as hedges		$7		$117

Derivatives not designated:
Foreign currency derivatives*	Accrued liabilities	$—	Accrued liabilities	$2	(2)
Total derivatives not designated as hedges		$—		$2

	Asset Derivatives		Liability Derivatives		Net Amounts of Assets and (Liabilities) Presented in the Balance Sheet
	Balance Sheet Location	December 31, 2019	Balance Sheet Location	December 31, 2019	December 31, 2019

	(in millions)
Derivatives designated as cash flow hedges:
Commodity derivatives	Other current assets	$1	Accrued liabilities	$3
Foreign currency derivatives*	Other current assets	35	Other current assets	6	$29
Commodity derivatives	Other long-term assets	2	Other long-term liabilities	—
Foreign currency derivatives*	Other long-term assets	8	Other long-term assets	2	6
Total derivatives designated as hedges		$46		$11

Derivatives not designated:
Foreign currency derivatives*	Accrued liabilities	$—	Accrued liabilities	$1	(1)
Total derivatives not designated as hedges		$—		$1
* Derivative instruments within this category are subject to master netting arrangements and are presented on a net basis in the consolidated balance sheets in accordance with accounting guidance related to the offsetting of amounts related to certain contracts.
The fair value of Aptiv’s derivative financial instruments was in a net liability position as of March 31, 2020 and a net asset position as of December 31, 2019.

Effect of Derivatives on the Statements of Operations and Statements of Comprehensive Income
The pre-tax effect of derivative financial instruments in the consolidated statements of operations and consolidated statements of comprehensive income for the three months ended March 31, 2020 and 2019 is as follows:

Three Months Ended March 31, 2020	(Loss) Gain Recognized in OCI	(Loss) Gain Reclassified from OCI into Income

	(in millions)
Derivatives designated as cash flow hedges:
Commodity derivatives	$(39)	$(3)
Foreign currency derivatives	(111)	7
Derivatives designated as net investment hedges:
Foreign currency derivatives	1	—
Total	$(149)	$4

Loss Recognized in Income

(in millions)
Derivatives not designated:
Foreign currency derivatives	$(2)
Total	$(2)

Three Months Ended March 31, 2019	Gain (Loss) Recognized in OCI	Loss Reclassified from OCI into Income

	(in millions)
Derivatives designated as cash flow hedges:
Commodity derivatives	$20	$(2)
Foreign currency derivatives	(2)	(1)
Derivatives designated as net investment hedges:
Foreign currency derivatives	(2)	—
Total	$16	$(3)

Gain Recognized in Income

(in millions)
Derivatives not designated:
Foreign currency derivatives	$—
Total	$—
The gain or loss recognized in income for designated and non-designated derivative instruments was recorded to cost of sales and other income (expense), net in the consolidated statements of operations for the three months ended March 31, 2020 and 2019, respectively.

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
As of March 31, 2020 and December 31, 2019, Aptiv was in a net derivative liability position of $112 million and a net derivative asset position of $34 million, respectively, and no significant adjustments were recorded for nonperformance risk based on the application of peer companies’ CDS rates, evaluation of our own nonperformance risk and because Aptiv’s exposures were to counterparties with investment grade credit ratings. Refer to Note 14. Derivatives and Hedging Activities for further information regarding derivatives.
Contingent consideration—The liability for contingent consideration is estimated as of the date of the acquisition and is recorded as part of the purchase price, and is subsequently re-measured to fair value at each reporting date, based on a probability-weighted analysis using a rate that reflects the uncertainty surrounding the expected outcomes, which the Company believes is appropriate and representative of market participant assumptions. The measurement of the liability for contingent consideration is based on significant inputs that are not observable in the market, and is therefore classified as a Level 3 measurement in accordance with ASC Topic 820-10-35. Examples of utilized unobservable inputs are estimated future earnings or milestone achievements of the acquired businesses and applicable discount rates. The estimate of the liability may fluctuate if there are changes in the actual or forecasted inputs utilized or in the discount rates used to determine the present value of contingent future cash flows. The Company regularly reviews these assumptions and makes adjustments to the fair value measurements as required by facts and circumstances. As of March 31, 2020, the Company has determined that all earn-out provisions have been achieved under existing agreements.
As of March 31, 2020 and December 31, 2019, the liability for contingent consideration was $51 million (of which $19 million was classified within other current liabilities and $32 million was classified within other long-term liabilities) and $51 million (of which $16 million was classified within other current liabilities and $35 million was classified within other long-term liabilities), respectively, representing the maximum required amounts to be paid under existing agreements. Adjustments to this liability for interest accretion are recognized in interest expense, and any other changes in the fair value of this liability are recognized within other income (expense), net in the consolidated statements of operations.
The changes in the contingent consideration liability classified as a Level 3 measurement for the three months ended March 31, 2020 were as follows:

Contingent Consideration Liability

(in millions)
Fair value at beginning of period	$51
Additions	—
Payments	—
Interest accretion	—
Fair value at end of period	$51
In accordance with existing agreements, the Company was required to deposit $32 million related to the contingent consideration liability into an escrow account (of which $16 million was deposited in the second quarter of 2019 and $16 million was deposited in the first quarter of 2020). Accordingly, this amount is classified as restricted cash in the consolidated balance sheets. The remaining portion of the contingent consideration liability is required to be deposited into the escrow account in the first quarter of 2021 and all amounts are anticipated to be released from the escrow account in the fourth quarter of 2021.

As of March 31, 2020, Aptiv had no assets measured at fair value on a recurring basis and as of December 31, 2019, Aptiv had the following assets measured at fair value on a recurring basis:

	Total	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3

	(in millions)
As of December 31, 2019:
Commodity derivatives	$3	$—	$3	$—
Foreign currency derivatives	35	—	35	—
Total	$38	$—	$38	$—
As of March 31, 2020 and December 31, 2019, Aptiv had the following liabilities measured at fair value on a recurring basis:

	Total	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3

	(in millions)
As of March 31, 2020:
Commodity derivatives	$34	$—	$34	$—
Foreign currency derivatives	78	—	78	—
Contingent consideration	51	—	—	51
Total	$163	$—	$112	$51
As of December 31, 2019:
Commodity derivatives	$3	$—	$3	$—
Foreign currency derivatives	1	—	1	—
Contingent consideration	51	—	—	51
Total	$55	$—	$4	$51
Non-derivative financial instruments—Aptiv’s non-derivative financial instruments include cash and cash equivalents, accounts and notes receivable, accounts payable, as well as debt, which consists of its accounts receivable factoring arrangement, finance leases and other debt issued by Aptiv’s non-U.S. subsidiaries, the Revolving Credit Facility, the Tranche A Term Loan and all series of outstanding senior notes. The fair value of debt is based on quoted market prices for instruments with public market data or significant other observable inputs for instruments without a quoted public market price (Level 2). As of March 31, 2020 and December 31, 2019, total debt was recorded at $6,224 million and $4,364 million, respectively, and had estimated fair values of $6,018 million and $4,593 million, respectively. For all other financial instruments recorded at March 31, 2020 and December 31, 2019, fair value approximates book value.
Fair Value Measurements on a Nonrecurring Basis
In addition to items that are measured at fair value on a recurring basis, Aptiv also has items in its balance sheet that are measured at fair value on a nonrecurring basis. As these items are not measured at fair value on a recurring basis, they are not included in the tables above. Nonfinancial assets and liabilities that are measured at fair value on a nonrecurring basis include certain long-lived assets, assets held for sale, equity investments, intangible assets, asset retirement obligations, share-based compensation and liabilities for exit or disposal activities measured at fair value upon initial recognition. During the three months ended March 31, 2020 and 2019, Aptiv recorded no non-cash asset impairment charges. Fair value of long-lived and intangible assets is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved and a review of appraisals or other market indicators and management estimates. As such, Aptiv has determined that the fair value measurements of long-lived and intangible assets fall in Level 3 of the fair value hierarchy.

16. OTHER INCOME, NET
Other income (expense), net included:

	Three Months Ended March 31,
	2020	2019

	(in millions)
Interest income	$3	$3
Loss on extinguishment of debt	—	(6)
Components of net periodic benefit cost other than service cost (Note 9)	(5)	(5)
Change in fair value of equity investments (Note 17)	—	19
Other, net	1	5
Other (expense) income, net	$(1)	$16
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

17. ACQUISITIONS AND DIVESTITURES
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
Acquisition of Dynawave Inc.
In March 2020, Aptiv agreed to acquire Dynawave Inc. (“Dynawave”), a specialized manufacturer of custom-engineered interconnect solutions for a wide range of industries, for total consideration of approximately $22 million. The acquisition is subject to the satisfaction of customary closing conditions and the receipt of regulatory and other approvals, and is expected to close by the third quarter of 2020. The Company expects to acquire Dynawave primarily utilizing cash on hand. Upon completion, Dynawave will become part of the Signal and Power Solutions segment.
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

As of March 31, 2020, the Company had the following technology investments, which are classified within other long-term assets in the consolidated balance sheets:

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
Autonomous Driving Joint Venture
On March 26, 2020, Aptiv completed the transaction with Hyundai Motor Group (“Hyundai”) to form a new joint venture focused on the design, development and commercialization of autonomous driving technologies. Under the terms of the agreement, Aptiv contributed to the joint venture autonomous driving technology, intellectual property and approximately 700 employees for a 50% ownership interest in the newly formed entity. Hyundai contributed to the joint venture approximately $1.6 billion in cash, along with vehicle engineering services, research and development resources and access to intellectual property for a 50% ownership interest in the newly formed entity. As a result, subsequent to the closing of the transaction, the newly formed joint venture is expected to fund all of its future operating expenses and investments in autonomous driving technologies for the foreseeable future. Consequently, Aptiv is no longer required to fund these investments and expenses, which approximated $180 million for the year ended December 31, 2019 prior to the joint venture formation. Upon closing of the transaction, Aptiv deconsolidated the carrying value of the associated assets and liabilities contributed to the joint venture, previously classified as held for sale, and recognized an asset of approximately $2.0 billion within Investments in affiliates in the consolidated balance sheet, based on the preliminary fair value of its investment in the newly formed joint venture. The Company recognized a pre-tax gain of approximately $1.4 billion in the consolidated statement of operations (approximately $5.63 per diluted share during the three months ended March 31, 2020), net of transaction costs of $22 million, based on the difference between the carrying value of its contribution to the joint venture and the preliminary fair value of its investment in the newly formed entity. The estimated fair value of Aptiv’s ownership interest in the newly formed joint venture was determined primarily based on third-party valuations and management estimates, generally utilizing income and market approaches. The estimated fair value is preliminary and could be revised as a result of additional information obtained or adjustments made due to the completion of independent appraisals and valuations. The effects of this transaction would not materially impact the Company’s reported results for any period presented, and the transaction did not meet the criteria to be reflected as a discontinued operation.
In connection with the closing of the transaction, Aptiv and the newly formed entity entered into various agreements to facilitate an orderly transition and to provide a framework for their relationship going forward, which included a transition services agreement. The transition services primarily involve Aptiv providing certain administrative services to the joint venture for a period of up to 24 months after the closing date. These agreements are not material to Aptiv. The Company will account for its investment in the newly formed entity prospectively using the equity method of accounting.
The Company determined that the assets and liabilities associated with Aptiv’s contribution to the joint venture, which were reported within the Advanced Safety and User Experience segment, met the held for sale criteria as of December 31, 2019. Accordingly, the held for sale assets and liabilities were reclassified in the consolidated balance sheet as of December 31, 2019 to current assets held for sale and current liabilities held for sale, respectively, as the contribution of such assets and liabilities to the joint venture was expected to occur within one year. Upon designation as held for sale, the Company ceased recording depreciation of the held for sale assets.
Assets and liabilities classified as held for sale are required to be recorded at the lower of carrying value or fair value less costs to sell. The estimated fair value less costs to sell of Aptiv’s contribution to the joint venture exceeded its carrying value as of December 31, 2019, and therefore no adjustment to these long-lived assets was necessary.
As a result of the completion of the transaction on March 26, 2020, there were no assets or liabilities held for sale as of March 31, 2020. The following table summarizes the carrying value of the major classes of assets and liabilities held for sale as of December 31, 2019:

December 31, 2019

(in millions)
Cash and cash equivalents	$1
Accounts receivable, net	1
Property, net	64
Operating lease right-of-use assets	12
Intangible assets, net	126
Goodwill	318
Other assets	10
Total assets held for sale	$532

Accounts payable	$9
Accrued liabilities	19
Long-term operating lease liabilities	10
Other liabilities	5
Total liabilities held for sale	$43
The pre-tax loss of Aptiv’s autonomous driving operations contributed to the joint venture on March 26, 2020, included within Aptiv’s consolidated operating results, were $41 million and $41 million for the three months ended March 31, 2020 and 2019, respectively.

18. SHARE-BASED COMPENSATION
Long-Term Incentive Plan
The Aptiv PLC Long-Term Incentive Plan, as amended and restated effective April 23, 2015 (the “PLC LTIP”), allows for the grant of awards of up to 25,665,448 ordinary shares for long-term compensation. The PLC LTIP is designed to align the interests of management and shareholders. The awards can be in the form of shares, options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), performance awards and other share-based awards to the employees, directors, consultants and advisors of the Company. The Company has awarded annual long-term grants of RSUs under the PLC LTIP in each year from 2012 to 2020 in order to align management compensation with Aptiv’s overall business strategy. The Company has competitive and market-appropriate ownership requirements. All of the RSUs granted under the PLC LTIP are eligible to receive dividend equivalents for any dividend paid from the grant date through the vesting date. Dividend equivalents are generally paid out in ordinary shares upon vesting of the underlying RSUs. Historical amounts disclosed within this note include amounts attributable to the Company’s discontinued operations, unless otherwise noted, and for activity prior to December 4, 2017 represent awards based on shares of Delphi Automotive PLC.
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

On April 25, 2019, Aptiv granted 20,765 RSUs to the Board of Directors at a grant date fair value of approximately $2 million. The grant date fair value was determined based on the closing price of the Company’s ordinary shares on April 25, 2019. The RSUs vested on April 22, 2020, and 23,816 ordinary shares, which included shares issued in connection with dividend equivalents, were issued to members of the Board of Directors at a fair value of approximately $1 million. 2,041 ordinary shares were withheld to cover withholding taxes.
On April 23, 2020, Aptiv granted 48,745 RSUs to the Board of Directors at a grant date fair value of approximately $3 million. The grant date fair value was determined based on the closing price of the Company’s ordinary shares on April 23, 2020. The RSUs will vest on April 29, 2021, the day before the 2021 Annual General Meeting of Shareholders.
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

Metric	2020 Grant	2016 - 2019 Grants
Average return on net assets (1)	33%	50%
Cumulative net income	33%	25%
Relative total shareholder return (2)	33%	25%
(1)Average return on net assets is measured by tax-affected operating income divided by average net working capital plus average net property, plant and equipment for each calendar year during the respective performance period.
(2)Relative total shareholder return is measured by comparing the average closing price per share of the Company’s ordinary shares for the specified trading days in the fourth quarter of the end of the performance period to the average closing price per share of the Company’s ordinary shares for the specified trading days in the fourth quarter of the year preceding the grant, including dividends, and assessed against a comparable measure of competitor and peer group companies.
The details of the executive grants were as follows:

Grant Date	RSUs Granted	Grant Date Fair Value	Time-Based Award Vesting Dates	Performance-Based Award Vesting Date

	(in millions)
February 2016	0.71	$48	Annually on anniversary of grant date, 2017 - 2019	December 31, 2018
February 2017	0.80	63	Annually on anniversary of grant date, 2018 - 2020	December 31, 2019
February 2018	0.63	61	Annually on anniversary of grant date, 2019 - 2021	December 31, 2020
February 2019	0.71	62	Annually on anniversary of grant date, 2020 - 2022	December 31, 2021
February 2020	0.75	62	Annually on anniversary of grant date, 2021 - 2023	December 31, 2022
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
In February 2020, under the time-based vesting terms of the outstanding awards, 468,240 ordinary shares were issued to Aptiv employees at a fair value of approximately $37 million, of which 181,495 ordinary shares were withheld to cover withholding taxes. The performance-based RSUs associated with the 2017 grant vested at the completion of a three-year performance period on December 31, 2019, and in the first quarter of 2020, 580,390 ordinary shares were issued to employees at a fair value of approximately $45 million, of which 243,080 ordinary shares were withheld to cover withholding taxes.
A summary of RSU activity, including award grants, vesting and forfeitures is provided below:

	RSUs	Weighted Average Grant Date Fair Value
	(in thousands)
Nonvested, January 1, 2020	1,822	$89.32
Granted	792	82.37
Vested	(468)	80.42
Forfeited	(39)	87.89
Nonvested, March 31, 2020	2,107	88.71
During the three months ended March 31, 2020 and 2019, Aptiv recognized a benefit from share based compensation of $1 million ($1 million, net of tax) and share based compensation expense of $15 million ($15 million, net of tax), respectively, based on the Company’s best estimate of ultimate performance against the respective targets. Aptiv will continue to recognize compensation expense, based on the grant date fair value of the awards applied to the Company’s best estimate of ultimate performance against the respective targets, over the requisite vesting periods of the awards. Based on the grant date fair value of the awards and the Company’s best estimate of ultimate performance against the respective targets as of March 31, 2020, unrecognized compensation expense on a pre-tax basis of approximately $97 million is anticipated to be recognized over a weighted average period of approximately 2 years. For the three months ended March 31, 2020 and 2019, approximately $32 million and $34 million, respectively, of cash was paid and reflected as a financing activity in the statements of cash flows related to the tax withholding for vested RSUs.

19. SEGMENT REPORTING
Aptiv operates its core business along the following operating segments, which are grouped on the basis of similar product, market and operating factors:
•Signal and Power Solutions, which includes complete electrical architecture and component products.
•Advanced Safety and User Experience, which includes component and systems integration expertise in advanced safety, user experience and connectivity and security solutions, as well as advanced software development and autonomous driving technologies.
•Eliminations and Other, which includes i) the elimination of inter-segment transactions, and ii) certain other expenses and income of a non-operating or strategic nature.
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
Generally, Aptiv evaluates segment performance based on stand-alone segment net income before interest expense, other income (expense), net, income tax expense, equity income (loss), net of tax, restructuring, other acquisition and portfolio project costs (which includes costs incurred to integrate acquired businesses and to plan and execute product portfolio transformation actions, including business and product acquisitions and divestitures), asset impairments, gains (losses) on business divestitures and other transactions and deferred compensation related to acquisitions (“Adjusted Operating Income”) and accounts for inter-segment sales and transfers as if the sales or transfers were to third parties, at current market prices. Aptiv’s management utilizes Adjusted Operating Income as the key performance measure of segment income or loss to evaluate segment performance, and for planning and forecasting purposes to allocate resources to the segments, as management believes this measure is most reflective of the operational profitability or loss of Aptiv’s operating segments. Segment Adjusted Operating Income should not be considered a substitute for results prepared in accordance with U.S. GAAP and should not be considered an alternative to net income attributable to Aptiv, which is the most directly comparable financial measure to Adjusted Operating Income that is prepared in accordance with U.S. GAAP. Segment Adjusted Operating Income, as determined and measured by Aptiv, should also not be compared to similarly titled measures reported by other companies.

Included below are sales and operating data for Aptiv’s segments for the three months ended March 31, 2020 and 2019, as well as balance sheet data as of March 31, 2020 and December 31, 2019.

	Signal and Power Solutions	Advanced Safety and User Experience	Eliminations and Other (1)	Total

	(in millions)
For the Three Months Ended March 31, 2020:
Net sales	$2,330	$902	$(6)	$3,226
Depreciation and amortization	$139	$41	$—	$180
Adjusted operating income	$225	$6	$—	$231
Operating income (2)	$199	$1,420	$—	$1,619
Equity income (loss), net of tax	$3	$(1)	$—	$2
Net loss attributable to noncontrolling interest	$(5)	$—	$—	$(5)

	Signal and Power Solutions	Advanced Safety and User Experience	Eliminations and Other (1)	Total

	(in millions)
For the Three Months Ended March 31, 2019:
Net sales	$2,562	$1,023	$(10)	$3,575
Depreciation and amortization	$131	$42	$—	$173
Adjusted operating income	$283	$62	$—	$345
Operating income	$257	$40	$—	$297
Equity income, net of tax	$3	$—	$—	$3
Net income attributable to noncontrolling interest	$5	$—	$—	$5
(1)Eliminations and Other includes the elimination of inter-segment transactions.
(2)Includes a pre-tax gain of $1.4 billion within Advanced Safety and User Experience for the completion of the autonomous driving joint venture. Refer to Note 17. Acquisitions and Divestitures for additional information.

	Signal and Power Solutions	Advanced Safety and User Experience	Eliminations and Other (1)	Total

	(in millions)
Balance as of March 31, 2020:
Investment in affiliates (2)	$91	$1,999	$—	$2,090
Goodwill	$2,363	$26	$—	$2,389
Total segment assets (2)	$12,444	$6,980	$(3,257)	$16,167
Balance as of December 31, 2019:
Investment in affiliates	$106	$—	$—	$106
Goodwill	$2,381	$26	$—	$2,407
Total segment assets	$12,726	$4,988	$(4,255)	$13,459
(1)Eliminations and Other includes the elimination of inter-segment transactions.
(2)Includes $2.0 billion within Advanced Safety and User Experience for the preliminary fair value of the investment in the autonomous driving joint venture. Refer to Note 17. Acquisitions and Divestitures for additional information.

The reconciliation of Adjusted Operating Income to operating income includes, as applicable, restructuring, other acquisition and portfolio project costs (which includes costs incurred to integrate acquired businesses and to plan and execute product portfolio transformation actions, including business and product acquisitions and divestitures), asset impairments, gains (losses) on business divestitures and other transactions and deferred compensation related to acquisitions. The reconciliations of Adjusted Operating Income to net income attributable to Aptiv for the three months ended March 31, 2020 and 2019 are as follows:

	Signal and Power Solutions	Advanced Safety and User Experience	Eliminations and Other	Total

	(in millions)
For the Three Months Ended March 31, 2020:
Adjusted operating income	$225	$6	$—	$231
Restructuring	(19)	(9)	—	(28)
Other acquisition and portfolio project costs	(7)	(7)	—	(14)
Deferred compensation related to nuTonomy acquisition	—	(4)	—	(4)
Gain on business divestitures and other transactions	—	1,434	—	1,434
Operating income	$199	$1,420	$—	1,619
Interest expense				(43)
Other expense, net				(1)
Income before income taxes and equity income				1,575
Income tax expense				(10)
Equity income, net of tax				2
Net income				1,567
Net loss attributable to noncontrolling interest				(5)
Net income attributable to Aptiv				$1,572

	Signal and Power Solutions	Advanced Safety and User Experience	Eliminations and Other	Total

	(in millions)
For the Three Months Ended March 31, 2019:
Adjusted operating income	$283	$62	$—	$345
Restructuring	(19)	(7)	—	(26)
Other acquisition and portfolio project costs	(7)	(4)	—	(11)
Deferred compensation related to nuTonomy acquisition	—	(11)	—	(11)
Operating income	$257	$40	$—	297
Interest expense				(38)
Other income, net				16
Income before income taxes and equity income				275
Income tax expense				(33)
Equity income, net of tax				3
Net income				245
Net income attributable to noncontrolling interest				5
Net income attributable to Aptiv				$240

20. REVENUE
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
Disaggregation of Revenue
Revenue generated from Aptiv’s operating segments is disaggregated by primary geographic market in the following tables for the three months ended March 31, 2020 and 2019. Information concerning geographic market reflects the manufacturing location.

For the Three Months Ended March 31, 2020:	Signal and Power Solutions	Advanced Safety and User Experience	Eliminations and Other	Total

	(in millions)
Geographic Market
North America	$1,005	$292	$—	$1,297
Europe, Middle East and Africa	778	443	(3)	1,218
Asia Pacific	492	167	(3)	656
South America	55	—	—	55
Total net sales	$2,330	$902	$(6)	$3,226

For the Three Months Ended March 31, 2019:	Signal and Power Solutions	Advanced Safety and User Experience	Eliminations and Other	Total

	(in millions)
Geographic Market
North America	$1,096	$326	$(1)	$1,421
Europe, Middle East and Africa	789	443	(3)	1,229
Asia Pacific	622	254	(6)	870
South America	55	—	—	55
Total net sales	$2,562	$1,023	$(10)	$3,575

Contract Balances
Consistent with the recognition of production parts revenue at a point in time as title transfers to the customer, Aptiv has no contract assets or contract liabilities balances as of March 31, 2020 or December 31, 2019.
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
Costs to Obtain a Contract
From time to time, Aptiv makes payments to customers in conjunction with ongoing business. These payments to customers are generally recognized as a reduction to revenue at the time of the commitment to make these payments. However, certain other payments to customers, or upfront fees, meet the criteria to be considered a cost to obtain a contract as they are directly attributable to a contract, are incremental and management expects the fees to be recoverable. As of March 31, 2020 and December 31, 2019, Aptiv has recorded $104 million (of which $20 million was classified within other current assets and $84 million was classified within other long-term assets) and $99 million (of which $20 million was classified within other current assets and $79 million was classified within other long-term assets), respectively, related to these capitalized upfront fees.
Capitalized upfront fees are amortized to revenue based on the transfer of goods and services to the customer for which the upfront fees relate, which typically range from three to five years. There have been no impairment losses in relation to the costs capitalized. The amount of amortization to net sales was $4 million and $3 million for the three months ended March 31, 2020 and 2019, respectively.

21. LEASES
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
Related Party Lease Agreement
In connection with the closing of the autonomous driving joint venture, as further discussed in Note 17. Acquisitions and Divestitures, Aptiv agreed to sublease certain office space to the newly formed entity with a remaining lease term of approximately 9 years. Total income under the agreement was less than $1 million during the three months ended March 31, 2020. The sublease income and Aptiv’s associated operating lease cost are recorded to cost of sales in the consolidated statement of operations. The Company believes the terms of the lease agreement have not significantly been affected by the fact the Company and the lessee are related parties.

The components of lease expense were as follows:

	Three Months Ended March 31,
	2020	2019

	(in millions)
Lease cost:
Finance lease cost:
Amortization of right-of-use assets	$1	$1
Interest on lease liabilities	—	—
Total finance lease cost	1	1
Operating lease cost	27	29
Short-term lease cost	4	1
Variable lease cost	—	1
Sublease income (1)	—	—
Total lease cost	$32	$32
(1)Sublease income excludes rental income from owned properties of $3 million and $3 million for the three months ended March 31, 2020 and 2019, respectively, which is included in other income, net.
Supplemental cash flow and other information related to leases was as follows:

	Three Months Ended March 31,
	2020	2019

	(in millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for finance leases	$—	$—
Operating cash flows for operating leases	28	27
Financing cash flows for finance leases	1	1
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$6	$36
Finance leases	—	—

Supplemental balance sheet information related to leases was as follows:

	March 31, 2020	December 31, 2019

	(dollars in millions)
Operating leases:
Operating lease right-of-use assets	$393	$413
Accrued liabilities (Note 5)	$93	$94
Long-term operating lease liabilities	308	329
Total operating lease liabilities	$401	$423

Finance leases:
Property and equipment	$30	$30
Less: accumulated depreciation	(10)	(9)
Total property, net	$20	$21
Short-term debt (Note 8)	$4	$4
Long-term debt (Note 8)	17	18
Total finance lease liabilities	$21	$22

Weighted average remaining lease term:
Operating leases	6 years	6 years
Finance leases	6 years	6 years

Weighted average discount rate:
Operating leases	3.5%	3.5%
Finance leases	4.0%	4.0%
Additionally, the Company reclassified $12 million of operating lease right-of-use assets and $13 million of operating lease liabilities as held for sale in the consolidated balance sheet as of December 31, 2019. Refer to Note 17. Acquisitions and Divestitures for further information regarding the Company's assets and liabilities held for sale.
Maturities of lease liabilities were as follows:

	Operating Leases	Finance Leases

	(in millions)
As of March 31, 2020:
2020 (remaining as of March 31, 2020)	$79	$4
2021	95	5
2022	79	4
2023	59	3
2024	40	2
Thereafter	93	6
Total lease payments	445	24
Less: imputed interest	(44)	(3)
Total	$401	$21
As of March 31, 2020, the Company has entered into additional operating leases which are not significant, primarily for real estate, that have not yet commenced.

22. SUBSEQUENT EVENTS
Credit Agreement Amendment
On May 1, 2020, to further enhance its liquidity and financial flexibility due to the unprecedented uncertainty related to the impact the COVID-19 pandemic is having on the global automotive industry and economies around the world, the Company amended and restated its existing Credit Agreement, comprised of a $2.0 billion Revolving Credit Facility and $350 million Tranche A Term Loan (the “Credit Agreement Amendment”). This Credit Agreement Amendment, among other things, extends the maturity date of $1,779 million principal amount of the Revolving Credit Facility and $298 million principal amount of the Tranche A Term Loan from August 17, 2021 to August 17, 2022 and increases the leverage ratio maintenance covenant until July 1, 2021, unless Aptiv elects to terminate at an earlier date (the “Covenant Relief Period”). Under the terms of the Credit Agreement Amendment, Aptiv’s consolidated leverage ratio (the ratio of Consolidated Total Indebtedness to Consolidated EBITDA, each as defined in the Credit Agreement Amendment) will be increased from not more than 3.5 to 1.0 to not more than 4.5 to 1.0 during the Covenant Relief Period, and Aptiv will be subject to certain additional covenant restrictions during the Covenant Relief Period, including restrictions on Aptiv’s ability to execute repurchases of or pay dividends on its outstanding ordinary shares. The maturity date of the remaining portions of the Revolving Credit Facility and Tranche A Term Loan were not extended to August 17, 2022 and will consequently mature on August 17, 2021. The Credit Agreement Amendment also requires that Aptiv pay certain facility fees on the Revolving Credit Facility and certain fronting fees incremental to the existing Credit Agreement.
Loans under the Credit Agreement Amendment bear interest, at Aptiv’s option, at either (a) ABR or (b) LIBOR plus in either case a percentage per annum as set forth in the table below (the “Applicable Rate”). The Applicable Rate may increase or decrease from time to time based on changes in Aptiv’s credit ratings. The Applicable Rates related to the extended principal amounts under the Credit Agreement Amendment, on the date specified, are set forth below:

	May 1, 2020
	LIBOR plus	ABR plus
Revolving Credit Facility	1.65%	0.65%
Tranche A Term Loan	1.75%	0.75%

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
This Quarterly Report on Form 10-Q, including the exhibits being filed as part of this report, as well as other statements made by Aptiv PLC (“Aptiv,” the “Company,” “we,” “us” and “our”), contain forward-looking statements that reflect, when made, the Company’s current views with respect to current events and financial performance. Such forward-looking statements are subject to many risks, uncertainties and factors relating to the Company’s operations and business environment, which may cause the actual results of the Company to be materially different from any future results, express or implied, by such forward-looking statements. All statements that address future operating, financial or business performance or the Company’s strategies or expectations are forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “will,” “should,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “projects,” “potential,” “outlook” or “continue,” and other comparable terminology. Factors that could cause actual results to differ materially from these forward-looking statements include, but are not limited to, the following: global and regional economic conditions, including conditions affecting the credit market; uncertainties posed by the novel coronavirus (COVID-19) pandemic and the difficulty in predicting its future course and its impact on the global economy and the Company’s future operations; fluctuations in interest rates and foreign currency exchange rates; the cyclical nature of global automotive sales and production; the potential disruptions in the supply of and changes in the competitive environment for raw material integral to the Company’s products; the Company’s ability to maintain contracts that are critical to its operations; potential changes to beneficial free trade laws and regulations such as the United States-Mexico-Canada Agreement and its predecessor agreement, the North American Free Trade Agreement; the ability of the Company to integrate and realize the expected benefits of recent transactions; the ability of the Company to attract, motivate and/or retain key executives; the ability of the Company to avoid or continue to operate during a strike, or partial work stoppage or slow down by any of its unionized employees or those of its principal customers; and the ability of the Company to attract and retain customers. Additional factors are discussed under the captions “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s filings with the Securities and Exchange Commission, including those set forth in the Company’s Annual Report on Form 10-K for fiscal year ended December 31, 2019 and within this Form 10-Q filing. New risks and uncertainties arise from time to time, and it is impossible for us to predict these events or how they may affect the Company. It should be remembered that the price of the ordinary shares and any income from them can go down as well as up. Aptiv disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events and/or otherwise, except as may be required by law.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following management’s discussion and analysis of financial condition and results of operations (“MD&A”) is intended to help you understand the business operations and financial condition of the Company for the three months ended March 31, 2020. This discussion should be read in conjunction with Item 1. Financial Statements. Our MD&A is presented in eight sections:
•Executive Overview
•Consolidated Results of Operations
•Results of Operations by Segment
•Liquidity and Capital Resources
•Off-Balance Sheet Arrangements
•Contingencies and Environmental Matters
•Recently Issued Accounting Pronouncements
•Critical Accounting Estimates
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
We are one of the largest vehicle component manufacturers and our customers include 23 of the 25 of the largest automotive original equipment manufacturers (“OEMs”) in the world.
Our total net sales during the three months ended March 31, 2020 were $3.2 billion, a decrease of 10% compared to the same period of 2019. Despite continued volume growth compared to market during the three months ended March 31, 2020, our overall volumes decreased 7% for the period, primarily due to the impacts of the COVID-19 pandemic, which also resulted in global vehicle production declines of 24% over the same period. The adverse impacts of the pandemic have included extended work stoppages and travel restrictions at our facilities and those of our customers and suppliers, decreases in consumer demand and vehicle production schedules, disruptions to our supply chain and other adverse global economic impacts, particularly those resulting from governmental “lock-down” orders for all non-essential activities in China, Europe and North America to-date. Although our overall lean cost structure, along with continued above-market sales growth, has enabled us to maintain strong levels of operating income while continuing to strategically invest in the future prior to the evolving COVID-19 pandemic, we anticipate the adverse impacts will persist through the second quarter of 2020 and perhaps beyond, and will likely have an adverse impact on our operating income and cash flows.

We are focused on maintaining a low fixed cost structure that provides us flexibility to remain profitable at all points of the traditional vehicle industry production cycle, including during periods of reduced industry volumes. Accordingly, we will continue to adjust our cost structure and optimize our manufacturing footprint in response to changes in the global and regional automotive markets, particularly resulting from the current impacts of the COVID-19 pandemic, and in order to increase investment in advanced technologies and engineering as conditions permit. As we operate in a cyclical industry that is impacted by movements in the global and regional economies, we continually evaluate opportunities to further refine our cost structure, as evidenced by our ongoing restructuring programs focused on the continued rotation of our manufacturing footprint to best cost locations and on reducing our global overhead costs, as described in Note 7. Restructuring to the consolidated financial statements contained herein. We believe our strong balance sheet coupled with our flexible cost structure will position us to capitalize on improvements in OEM production volumes as economic and pandemic conditions improve.
Trends, Uncertainties and Opportunities
COVID-19 pandemic. The global spread of the COVID-19 pandemic, which originated in late 2019 and was later declared a pandemic by the World Health Organization in March 2020, has negatively impacted the global economy, disrupted supply chains and created significant volatility in global financial markets. Most notably with respect to the automotive industry, we have experienced extended work stoppages in China, where we have a major manufacturing base, and the subsequent suspension of vehicle production by our OEM customers in North America and Europe, which combined accounts for approximately 70% of our annual net sales, as the pandemic spread to those regions and governmental authorities initiated “lock-down” orders for all non-essential activities. Although we have taken decisive actions to enhance our financial flexibility and minimize the impact on our business, such as the ramping down of certain production facilities in response to customer plant closures and changes in vehicle production schedules, imposing certain travel restrictions, suspending our cash dividend, drawing down all remaining availability under our existing Revolving Credit Facility and actively managing costs, capital spending and working capital to further strengthen our liquidity, the ultimate impact to our business remains highly uncertain. During the three months ended March 31, 2020, our net sales were adversely impacted by volume decreases of approximately 7% largely due to the impacts resulting from the COVID-19 pandemic, primarily as a result of extended work stoppages and travel restrictions at our facilities and those of our customers and suppliers, decreases in consumer demand and vehicle production schedules, disruptions to our supply chain and other resultant adverse global economic impacts. Although we are unable to predict the ultimate impact to our business due to a number of evolving factors, including the duration and spread of the pandemic, the impact of the pandemic on economic activity, consumer demand and vehicle production schedules, and the actions of governmental authorities across the globe, we expect to experience continued adverse impacts resulting from the pandemic throughout the second quarter of 2020 and possibly beyond. However, we continue to actively monitor the ongoing potential impacts of COVID-19 and will seek to aggressively mitigate and minimize its impact on our business.
Economic conditions. Our business is directly related to automotive sales and automotive vehicle production by our customers. Automotive sales depend on a number of factors, including global and regional economic conditions. Global automotive vehicle production decreased 6% from 2018 to 2019, representing automotive vehicle production declines across all major regions during 2019. Compared to 2018, vehicle production in 2019 decreased by 9% in China, 4% in North America, 4% in Europe and 4% in South America, our smallest region. Global automotive vehicle production has continued to decline through the first quarter of 2020, primarily due to the adverse global economic impacts and uncertainty caused by the worldwide spread of the COVID-19 pandemic. Compared to 2019, vehicle production in the first quarter of 2020 decreased by 24% and is currently anticipated to decrease significantly in the second quarter and for the full year of 2020, although the extent to which the COVID-19 pandemic will impact global and regional automotive vehicle production for the remainder of 2020 and beyond remains highly uncertain.
Economic volatility or weakness in North America, Europe, China or South America could result in a significant reduction in automotive sales and production by our customers, which would have an adverse effect on our business, results of operations and financial condition. There is also potential that geopolitical factors could adversely impact the U.S. and other economies, and specifically the automotive sector. In particular, changes to international trade agreements such as the United States-Mexico-Canada Agreement and its predecessor agreement, the North American Free Trade Agreement, or other political pressures could affect the operations of our OEM customers, resulting in reduced automotive production in certain regions or shifts in the mix of production to higher cost regions. Increases in interest rates could also negatively impact automotive production as a result of increased consumer borrowing costs or reduced credit availability. Additionally, economic weakness may result in shifts in the mix of future automotive sales (from vehicles with more content such as luxury vehicles, trucks and sport utility vehicles toward smaller passenger cars). While our diversified customer and geographic revenue base, along with our flexible cost structure, have well positioned us to withstand the impact of industry downturns and benefit from industry upturns, shifts in the mix of global automotive production to higher cost regions or to vehicles with less content could adversely impact our profitability.
Key growth markets. There have been periods of increased market volatility and moderation in the level of economic growth in China, which resulted in periods of lower automotive production growth rates in China than those previously experienced, as evidenced by the reduction in volumes in the region during the year ended December 31, 2019. In addition, automotive vehicle production in China decreased by 48% in the first quarter of 2020 as compared to 2019 and is currently anticipated to decrease significantly in the second quarter and for the full year of 2020, primarily as a result of the developing COVID-19 pandemic. Despite these vehicle production declines and the recent moderation in the level of economic growth in China, rising income levels in China and other key growth markets are expected to result in stronger growth rates in these markets over the long-term. Our strong global presence, and presence in these markets, has positioned us to experience above-market growth rates over the long-term. We continue to expand our established presence in key growth markets, positioning us to benefit from the expected long-term growth opportunities in these regions. We are capitalizing on our long-standing relationships with the global OEMs and further enhancing our positions with the key growth market OEMs to continue expanding our worldwide leadership. We continue to build upon our extensive geographic reach to capitalize on fast-growing automotive markets. We believe that our presence in best cost countries positions us to realize incremental margin improvements as the global balance of automotive production shifts towards the key growth markets.
We have a strong local presence in China, including a major manufacturing base and well-established customer relationships. Each of our business segments have operations and sales in China. Our business in China remains sensitive to economic and market conditions that impact automotive sales volumes in China, and may be affected if the pace of growth slows as the Chinese market matures or if there are reductions in vehicle demand in China, as have recently been experienced as a result of the COVID-19 pandemic. However, we continue to believe there is long-term growth potential in this market based on increasing long-term automotive and vehicle content demand.
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
Our global operations are subject to certain risks inherent in doing business abroad, including unexpected changes in laws or regulations governing trade, or other monetary or tax fiscal policy changes, including tariffs, quotas, customs and other import or export restrictions or trade barriers. We are also subject to risks associated with actions taken by governmental authorities to impose changes in laws or regulations that restrict certain business operations, trade or travel in response to a pandemic or widespread outbreak of an illness. For instance, the worldwide spread of the COVID-19 pandemic is having adverse impacts on our global operations, the automotive industry and economies around the world. Most notably, the pandemic has resulted in extended work stoppages and travel restrictions at our facilities and those of our customers and suppliers, decreases in consumer demand and vehicle production schedules, disruptions to our supply chain and other adverse global economic impacts, particularly those resulting from governmental “lock-down” orders for all non-essential activities in China, Europe and North America to-date. Although we are unable to predict the ultimate impact to our business due to a number of evolving factors, including the duration and spread of the pandemic, the impact of the pandemic on economic activity, consumer demand and vehicle production schedules, and the actions of governmental authorities across the globe, we expect to experience continued adverse impacts resulting from the pandemic throughout the second quarter of 2020 and possibly beyond. In addition, recent government changes in Mexico have yielded requirements that call for increases in minimum wages at the border as well as the interior of Mexico. These or any further political or governmental developments in response to the COVID-19 pandemic or in Mexico or other countries in which we operate could result in social, economic and labor instability.
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
Engineering, design and development. Our history and culture of innovation have enabled us to develop significant intellectual property and design and development expertise to provide advanced technology solutions that meet the demands of our customers. Following the completion of the autonomous driving joint venture in the first quarter of 2020, we have a team of approximately 19,300 scientists, engineers and technicians focused on developing leading product solutions for our key markets, located at 12 major technical centers in China, Germany, India, Mexico, Poland, Singapore and the United States. We invest approximately $1.2 billion (which includes approximately $300 million co-investment by customers and government agencies) annually in research and development, including engineering, to maintain our portfolio of innovative products, and own/hold approximately 7,300 patents and protective rights as of March 31, 2020. We also encourage “open innovation” and collaborate extensively with peers in the industry, government agencies and academic institutions. Our technology competencies are recognized by both customers and government agencies, who co-invest approximately $300 million annually in new product development, accelerating the pace of innovation and reducing the risk associated with successful commercialization of technological breakthroughs.
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
We are focused on maintaining a low fixed cost structure that provides us flexibility to remain profitable at all points of the traditional vehicle industry production cycle. As a result, approximately 97% of our hourly workforce is located in best cost countries. Furthermore, we have substantial operational flexibility by leveraging a large workforce of temporary workers, which represented approximately 14% of the hourly workforce as of March 31, 2020. However, we will continue to adjust our cost structure and optimize our manufacturing footprint in response to changes in the global and regional automotive markets and in order to increase investment in advanced technologies and engineering, as evidenced by our ongoing restructuring programs focused on the continued rotation of our manufacturing footprint to best cost locations in Europe and on reducing our global overhead costs. As we continue to operate in a cyclical industry that is impacted by movements in the global and regional economies, we continually evaluate opportunities to further refine our cost structure.

We have a strong balance sheet with gross debt of approximately $6.2 billion and substantial available liquidity of approximately $2.2 billion as of March 31, 2020, and no significant U.S. defined benefit or workforce postretirement health care benefits and employer-paid postretirement basic life insurance benefits (“OPEB”) liabilities. As further described in Note 8. Debt to the consolidated financial statements contained herein, we drew down all remaining availability under the Revolving Credit Facility during the first quarter of 2020, primarily to provide additional liquidity and financial flexibility to mitigate the impacts on our business resulting from the uncertainty caused by the global spread of the COVID-19 pandemic. We intend to maintain strong financial discipline by targeting industry-leading earnings growth, cash flow generation and return on invested capital and to maintain sufficient liquidity to sustain our financial flexibility throughout the industry cycle.
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
We are continuing to invest in the automated driving space, and have continued to develop market-leading automated driving platform solutions such as automated driving software, key active safety sensing technologies and our Multi-Domain Controller, which fuses information from sensing systems as well as mapping and navigation data to make driving decisions. We believe we are well-aligned with industry technology trends that will result in sustainable future growth in this space, and have partnered with leaders in their respective fields to advance the pace of development and commercialization of these emerging technologies. Additionally, in 2017 we acquired nuTonomy, Inc. (“nuTonomy”) in order to further accelerate the commercialization of automated driving solutions. The acquisition of nuTonomy was the latest in a series of investments we have made to expand our position in the new mobility space, including the 2015 acquisition of automated driving software developer Ottomatika.
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

In an effort to further our leadership position in the automated driving space, in March 2020 we completed the transaction with Hyundai Motor Group to form a new joint venture focused on the design, development and commercialization of autonomous driving technologies. We expect this partnership to advance the development of production-ready autonomous driving systems for commercialization by bringing together our innovative vehicle technologies in the new mobility space with one of the world’s largest vehicle manufacturers. The joint venture anticipates it will begin testing fully driverless systems in 2020 and have a production-ready autonomous driving platform available for robotaxi providers, fleet operators and automotive manufacturers in 2022. As a result of our substantial investments and strategic partnerships, we believe we are well-aligned with industry technology trends that will result in sustainable future growth in these evolving areas.
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
We typically experience (as described below) fluctuations in operating income due to:
•Volume, net of contractual price reductions—changes in volume offset by contractual price reductions (which typically range from 1% to 3% of net sales) and changes in mix;
•Operational performance—changes to costs for materials and commodities or manufacturing and engineering variances; and
•Other—including restructuring costs and any remaining variances not included in Volume, net of contractual price reductions or Operational performance.
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

Three Months Ended March 31, 2020 versus Three Months Ended March 31, 2019
The results of operations for the three months ended March 31, 2020 and 2019 were as follows:

	Three Months Ended March 31,
	2020		2019		Favorable/(unfavorable)

	(dollars in millions)
Net sales	$3,226		$3,575		$(349)
Cost of sales	2,725		2,962		237
Gross margin	501	15.5%	613	17.1%	(112)
Selling, general and administrative	252		256		4
Amortization	36		34		(2)
Restructuring	28		26		(2)
Gain on autonomous driving joint venture	(1,434)		—		1,434
Operating income	1,619		297		1,322
Interest expense	(43)		(38)		(5)
Other (expense) income, net	(1)		16		(17)
Income before income taxes and equity income	1,575		275		1,300
Income tax expense	(10)		(33)		23
Income before equity income	1,565		242		1,323
Equity income, net of tax	2		3		(1)
Net income	1,567		245		1,322
Net (loss) income attributable to noncontrolling interest	(5)		5		(10)
Net income attributable to Aptiv	$1,572		$240		$1,332

Total Net Sales
Below is a summary of our total net sales for the three months ended March 31, 2020 versus 2019.

	Three Months Ended March 31,			Variance Due To:
	2020	2019	Favorable/(unfavorable)	Volume, net of contractual price reductions	FX	Commodity pass-through	Other	Total

	(in millions)			(in millions)
Total net sales	$3,226	$3,575	$(349)	$(279)	$(63)	$(7)	$—	$(349)
Total net sales for the three months ended March 31, 2020 decreased 10% compared to the three months ended March 31, 2019. Despite continued volume growth compared to market during the three months ended March 31, 2020, our overall volumes decreased 7% for the period, primarily due to the impacts of the COVID-19 pandemic, which also resulted in global vehicle production declines of 24% over the same period. The adverse impacts of the pandemic included extended work stoppages and travel restrictions at our facilities and those of our customers and suppliers, decreases in consumer demand and vehicle production schedules, disruptions to our supply chain and other adverse global economic impacts, particularly those resulting from governmental “lock-down” orders for all non-essential activities in China, Europe and North America to-date. Our total net sales was also impacted by unfavorable foreign currency impacts, primarily related to the Euro and Chinese Yuan Renminbi, and contractual price reductions.

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
Cost of sales decreased $237 million for the three months ended March 31, 2020 compared to the three months ended March 31, 2019, as summarized below. The Company’s material cost of sales was approximately 50% of net sales in both the three months ended March 31, 2020 and 2019.

	Three Months Ended March 31,			Variance Due To:
	2020	2019	Favorable/(unfavorable)	Volume (a)	FX	Operational performance	Other	Total

	(dollars in millions)			(in millions)
Cost of sales	$2,725	$2,962	$237	$148	$56	$9	$24	$237
Gross margin	$501	$613	$(112)	$(131)	$(7)	$9	$17	$(112)
Percentage of net sales	15.5%	17.1%
(a)Presented net of contractual price reductions for gross margin variance.
The decrease in cost of sales reflects decreased volumes, largely resulting from the impacts of the COVID-19 pandemic, and the impacts from currency exchange and operational performance improvements. Cost of sales was also impacted by the following items in Other above:
•$7 million of decreased commodity pass-through costs.

Selling, General and Administrative Expense

	Three Months Ended March 31,
	2020	2019	Favorable/ (unfavorable)

	(dollars in millions)
Selling, general and administrative expense	$252	$256	$4
Percentage of net sales	7.8%	7.2%
Selling, general and administrative expense (“SG&A”) includes administrative expenses, information technology costs and incentive compensation related costs. SG&A increased as a percentage of net sales for the three months ended March 31, 2020 as compared to 2019, primarily due to the impacts of the COVID-19 pandemic on our overall net sales volumes. SG&A was also impacted by reduced incentive compensation costs, partially offset by increased information technology costs as compared to the prior period.

Amortization

	Three Months Ended March 31,
	2020	2019	Favorable/ (unfavorable)

	(in millions)
Amortization	$36	$34	$(2)
Amortization expense reflects the non-cash charge related to definite-lived intangible assets. The increase in amortization during the three months ended March 31, 2020 compared to 2019 reflects the continued amortization of our definite-lived intangible assets, which resulted primarily from our acquisitions, over their estimated useful lives. Refer to Note 17. Acquisitions and Divestitures to the consolidated financial statements contained herein for further detail of our business acquisitions, including details of the intangible assets recorded in each transaction.

Restructuring

	Three Months Ended March 31,
	2020	2019	Favorable/ (unfavorable)

	(dollars in millions)
Restructuring	$28	$26	$(2)
Percentage of net sales	0.9%	0.7%
The Company recorded employee-related and other restructuring charges totaling approximately $28 million during the three months ended March 31, 2020, of which $11 million was recognized for programs implemented in the European region, pursuant to the Company’s ongoing overhead cost reduction strategy. None of the Company’s individual restructuring programs initiated during the three months ended March 31, 2020 were material and there have been no changes in previously initiated programs that have resulted (or are expected to result) in a material change to our restructuring costs. We expect to make cash payments of approximately $80 million over the next twelve months pursuant to currently implemented restructuring programs.
The Company recorded employee-related and other restructuring charges totaling approximately $26 million during the three months ended March 31, 2019, of which $7 million was recognized for programs focused on the continued rotation of our manufacturing footprint to best cost locations in Europe and reducing overhead costs in the region.
We expect to continue to incur additional restructuring expense in 2020 and beyond, primarily related to programs focused on the continued rotation of our manufacturing footprint to best cost locations in Europe and to reduce global overhead costs, which includes approximately $40 million of restructuring costs within the Signal and Power Solutions segment for programs approved as of March 31, 2020. Additionally, as we continue to operate in a cyclical industry that is impacted by movements in the global and regional economies, we continually evaluate opportunities to further adjust our cost structure and optimize our manufacturing footprint. The Company plans to implement additional restructuring activities in the future, if necessary, in order to align manufacturing capacity and other costs with prevailing regional automotive production levels and locations, to improve the efficiency and utilization of other locations and in order to increase investment in advanced technologies and engineering. Such future restructuring actions are dependent on market conditions, customer actions and other factors.
Refer to Note 7. Restructuring to the consolidated financial statements contained herein for additional information.

Interest Expense

	Three Months Ended March 31,
	2020	2019	Favorable/ (unfavorable)

	(in millions)
Interest expense	$43	$38	$(5)
The increase in interest expense during the three months ended March 31, 2020 compared to 2019 reflects the issuance of the 2019 Senior Notes in the first quarter of 2019, which were utilized to redeem the 3.15% Senior Notes, and increased borrowings under the Revolving Credit Facility. Refer to Note 8. Debt to the consolidated financial statements contained herein for additional information.

Other Income, Net

	Three Months Ended March 31,
	2020	2019	Favorable/ (unfavorable)

	(in millions)
Other (expense) income, net	$(1)	$16	$(17)
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

Income Taxes

	Three Months Ended March 31,
	2020	2019	Favorable/ (unfavorable)

	(in millions)
Income tax expense	$10	$33	$23
The Company’s tax rate is affected by the fact that its parent entity is an Irish resident taxpayer, the tax rates in Ireland and other jurisdictions in which the Company operates, the relative amount of income earned by jurisdiction and the relative amount of losses or income for which no tax benefit or expense was recognized due to a valuation allowance. The Company’s effective tax rate is also impacted by the receipt of certain tax incentives and holidays that reduce the effective tax rate for certain subsidiaries below the statutory rate.
The Company’s effective tax rate for the three months ended March 31, 2020 includes net discrete tax benefits of $3 million, primarily related to changes in reserves, changes in accruals for unremitted earnings and provision to return adjustments. Also included as a discrete item in the effective tax rate for the three months ended March 31, 2020 is the beneficial impact of approximately 11 points resulting from the gain on the autonomous driving joint venture. The tax expense associated with the gain was insignificant as Aptiv’s aggregate autonomous driving assets were exempt from capital gains tax in the jurisdiction from which they were sold. The aggregate autonomous driving assets had been acquired, purchased or developed in taxable transactions in prior periods and reflect changes made to the corporate entity operating structure for intellectual property following the Separation of its former Powertrain Systems segment. The effective tax rate for the three months ended March 31, 2019 includes net discrete tax benefits of $10 million, primarily related to changes in reserves and provision to return adjustments. Refer to Note 11. Income Taxes to the consolidated financial statements contained herein for additional information.

Equity Income

	Three Months Ended March 31,
	2020	2019	Favorable/ (unfavorable)

	(in millions)
Equity income, net of tax	$2	$3	$(1)
Equity income, net of tax reflects the Company’s interest in the results of ongoing operations of entities accounted for as equity-method investments. Equity income remained consistent for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019, primarily attributable to the performance of our joint ventures in North America and Asia Pacific as compared to the prior period.

Results of Operations by Segment
We operate our core business along the following operating segments, which are grouped on the basis of similar product, market and operating factors:
•Signal and Power Solutions, which includes complete electrical architecture and component products.
•Advanced Safety and User Experience, which includes component and systems integration expertise in advanced safety, user experience and connectivity and security solutions, as well as advanced software development and autonomous driving technologies.
•Eliminations and Other, which includes i) the elimination of inter-segment transactions, and ii) certain other expenses and income of a non-operating or strategic nature.
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
The reconciliation of Adjusted Operating Income to operating income includes, as applicable, restructuring, other acquisition and portfolio project costs (which includes costs incurred to integrate acquired businesses and to plan and execute product portfolio transformation actions, including business and product acquisitions and divestitures), asset impairments, gains (losses) on business divestitures and other transactions and deferred compensation related to acquisitions. The reconciliations of Adjusted Operating Income to net income attributable to Aptiv for the three months ended March 31, 2020 and 2019 are as follows:

	Signal and Power Solutions	Advanced Safety and User Experience	Eliminations and Other	Total

	(in millions)
For the Three Months Ended March 31, 2020:
Adjusted operating income	$225	$6	$—	$231
Restructuring	(19)	(9)	—	(28)
Other acquisition and portfolio project costs	(7)	(7)	—	(14)
Deferred compensation related to nuTonomy acquisition	—	(4)	—	(4)
Gain on business divestitures and other transactions	—	1,434	—	1,434
Operating income	$199	$1,420	$—	1,619
Interest expense				(43)
Other expense, net				(1)
Income before income taxes and equity income				1,575
Income tax expense				(10)
Equity income, net of tax				2
Net income				1,567
Net loss attributable to noncontrolling interest				(5)
Net income attributable to Aptiv				$1,572

	Signal and Power Solutions	Advanced Safety and User Experience	Eliminations and Other	Total

	(in millions)
For the Three Months Ended March 31, 2019:
Adjusted operating income	$283	$62	$—	$345
Restructuring	(19)	(7)	—	(26)
Other acquisition and portfolio project costs	(7)	(4)	—	(11)
Deferred compensation related to nuTonomy acquisition	—	(11)	—	(11)
Operating income	$257	$40	$—	297
Interest expense				(38)
Other income, net				16
Income before income taxes and equity income				275
Income tax expense				(33)
Equity income, net of tax				3
Net income				245
Net income attributable to noncontrolling interest				5
Net income attributable to Aptiv				$240

Net sales, gross margin as a percentage of net sales and Adjusted Operating Income by segment for the three months ended March 31, 2020 and 2019 are as follows:

Net Sales by Segment

	Three Months Ended March 31,			Variance Due To:
	2020	2019	Favorable/(unfavorable)	Volume, net of contractual price reductions	FX	Commodity pass-through	Other	Total

	(in millions)			(in millions)
Signal and Power Solutions	$2,330	$2,562	$(232)	$(173)	$(52)	$(7)	$—	$(232)
Advanced Safety and User Experience	902	1,023	(121)	(110)	(11)	—	—	(121)
Eliminations and Other	(6)	(10)	4	4	—	—	—	4
Total	$3,226	$3,575	$(349)	$(279)	$(63)	$(7)	$—	$(349)

Gross Margin Percentage by Segment

	Three Months Ended March 31,
	2020	2019
Signal and Power Solutions	18.6%	19.5%
Advanced Safety and User Experience	7.4%	11.1%
Eliminations and Other	—%	—%
Total	15.5%	17.1%

Adjusted Operating Income by Segment

	Three Months Ended March 31,			Variance Due To:
	2020	2019	Favorable/(unfavorable)	Volume, net of contractual price reductions	Operational performance	Other	Total

	(in millions)			(in millions)
Signal and Power Solutions	$225	$283	$(58)	$(83)	$30	$(5)	$(58)
Advanced Safety and User Experience	6	62	(56)	(48)	(28)	20	(56)
Eliminations and Other	—	—	—	—	—	—	—
Total	$231	$345	$(114)	$(131)	$2	$15	$(114)
As noted in the table above, Adjusted Operating Income for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019 was impacted by volume decreases, net of contractual price reductions, including product mix, largely resulting from the impacts of the COVID-19 pandemic. The adverse impacts of the pandemic included extended work stoppages and travel restrictions at our facilities and those of our customers and suppliers, decreases in consumer demand and vehicle production schedules, disruptions to our supply chain and other adverse global economic impacts, particularly those resulting from governmental “lock-down” orders for all non-essential activities in China, Europe and North America to-date. Adjusted Operating Income was also impacted by operational performance improvements and the following items included within Other in the table above:
•$6 million of decreased SG&A expense, not including the impact of other acquisition and portfolio project costs, primarily as a result of decreased incentive compensation costs.

Liquidity and Capital Resources
COVID-19 Pandemic
Due to the unprecedented uncertainty related to the impact the COVID-19 pandemic is having on the global automotive industry and economies around the world, the Company initiated a series of precautionary actions during the first quarter of 2020 to further enhance its liquidity and financial flexibility. Among these, the Company has taken decisive actions to manage costs, capital spending and working capital to further strengthen its liquidity, including the ramping down of certain production facilities in response to customer plant closures and changes in vehicle production schedules. Additionally, as further described below, the Company drew down all remaining availability under its existing Revolving Credit Facility and suspended the payment of its cash dividend to further increase capital preservation during the pandemic. The impacts of COVID-19 are increasingly reducing visibility into when customers’ plants will be fully operational, as well as creating the potential for lower consumer demand and additional supply chain interruptions, which could adversely impact global vehicle production and the viability and financial stability of our customers and suppliers. While the Company believes it has taken prudent actions to mitigate the impacts on its business resulting from the COVID-19 pandemic and to provide sufficient liquidity to fund our global operations and capital investments, the ultimate impact of the pandemic to our business remains highly uncertain. However, we will continue to actively monitor the ongoing potential impacts of COVID-19 and will continue to seek to aggressively mitigate and minimize its impact on our business.
Overview of Capital Structure
Our liquidity requirements are primarily to fund our business operations, including capital expenditures and working capital requirements, as well as to fund debt service requirements and operational restructuring activities. Our primary sources of liquidity are cash flows from operations, our existing cash balance, and as necessary and available, borrowings under credit facilities and issuance of long-term debt. To the extent we generate discretionary cash flow we may consider using this additional cash flow for optional prepayments of existing indebtedness, strategic acquisitions or investments, and/or general corporate purposes. We will also continually explore ways to enhance our capital structure.
As of March 31, 2020, we had cash and cash equivalents of $2.1 billion and net debt (defined as outstanding debt less cash and cash equivalents) of $4.2 billion. The following table summarizes our available liquidity, which includes cash, cash equivalents and funds available under our significant committed credit facilities, as of March 31, 2020. The amounts disclosed as available under the Company’s significant committed credit facilities are available without violating our existing debt covenants, which are described below.

March 31, 2020

(in millions)
Cash and cash equivalents	$2,055
Revolving Credit Facility, unutilized portion (1)	—
Committed European accounts receivable factoring facility, unutilized portion (2)	98
Total available liquidity	$2,153
(1)Availability reduced by less than $1 million in letters of credit issued under the Credit Agreement as of March 31, 2020.
(2)Based on March 31, 2020 foreign currency rates, subject to the availability of eligible accounts receivable.
We also continue to expect to be able to move funds between different countries to manage our global liquidity needs without material adverse tax implications, subject to current monetary policies and the terms of the Credit Agreement. We utilize a combination of strategies, including dividends, cash pooling arrangements, intercompany loan repayments and other distributions and advances to provide the funds necessary to meet our global liquidity needs. There are no significant restrictions on the ability of our subsidiaries to pay dividends or make other distributions to Aptiv. As of March 31, 2020, the Company’s cash and cash equivalents held by our non-U.S. subsidiaries totaled approximately $2.0 billion. If additional non-U.S. cash was needed for our U.S. operations, we may be required to accrue and pay withholding if we were to distribute such funds from non-U.S. subsidiaries to the U.S.; however, based on our current liquidity needs and strategies, we do not anticipate a need to accrue and pay such additional amounts.
Despite the current global economic impacts and uncertainty resulting from the ongoing COVID-19 pandemic and its impact on global vehicle production, as further described above, we currently expect existing cash, available liquidity and cash flows from operations to continue to be sufficient to fund our global operating activities, including restructuring payments, any mandatory payments required under the Credit Agreement as described below and capital expenditures.

Share Repurchases
In April 2016, the Board of Directors authorized a share repurchase program of up to $1.5 billion of ordinary shares, which commenced in September 2016. This share repurchase program provides for share purchases in the open market or in privately negotiated transactions, depending on share price, market conditions and other factors, as determined by the Company.
A summary of the ordinary shares repurchased during the three months ended March 31, 2020 and 2019 is as follows:

	Three Months Ended March 31,
	2020	2019
Total number of shares repurchased	1,059,075	2,840,079
Average price paid per share	$53.73	$79.57
Total (in millions)	$57	$226
As of March 31, 2020, approximately $13 million of share repurchases remained available under the April 2016 share repurchase program. All repurchased shares were retired, and are reflected as a reduction of ordinary share capital for the par value of the shares, with the excess applied as reductions to additional paid-in-capital and retained earnings.
New Share Repurchase Program
In January 2019, the Board of Directors authorized a new share repurchase program of up to $2.0 billion of ordinary shares. This share repurchase program provides for share purchases in the open market or in privately negotiated transactions, depending on share price, market conditions and other factors, as determined by the Company. This program will commence following the completion of the Company’s April 2016 share repurchase program described above. Although both the April 2016 and this new share repurchase program remain authorized, in order to preserve liquidity during the COVID-19 pandemic crisis, the Company does not anticipate executing further share repurchases until such time as the global economic uncertainties and business impacts resulting from the pandemic have abated.
Dividends
During the first quarter of 2020, following the payment of its first quarter dividend, the Company suspended its annual cash dividend of $0.88 per ordinary share, primarily to provide additional liquidity and financial flexibility to mitigate the impacts on its business resulting from the uncertainty caused by the global spread of the COVID-19 pandemic.
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
Dynawave—In March 2020, Aptiv agreed to acquire Dynawave Inc. (“Dynawave”), a specialized manufacturer of custom-engineered interconnect solutions for a wide range of industries, for total consideration of approximately $22 million. The acquisition is subject to the satisfaction of customary closing conditions and the receipt of regulatory and other approvals, and is expected to close by the third quarter of 2020. The Company expects to acquire Dynawave primarily utilizing cash on hand. Upon completion, Dynawave will become part of the Signal and Power Solutions segment.
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

Refer to Note 17. Acquisitions and Divestitures to the consolidated financial statements contained herein for further detail of the Company’s business acquisitions and technology investments.
Autonomous Driving Joint Venture
On March 26, 2020, Aptiv completed the transaction with Hyundai Motor Group (“Hyundai”) to form a new joint venture focused on the design, development and commercialization of autonomous driving technologies. Under the terms of the agreement, Aptiv contributed to the joint venture autonomous driving technology, intellectual property and approximately 700 employees for a 50% ownership interest in the newly formed entity. Hyundai contributed to the joint venture approximately $1.6 billion in cash, along with vehicle engineering services, research and development resources and access to intellectual property for a 50% ownership interest in the newly formed entity. As a result, subsequent to the closing of the transaction, the newly formed joint venture is expected to fund all of its future operating expenses and investments in autonomous driving technologies for the foreseeable future. Consequently, Aptiv is no longer required to fund these investments and expenses, which approximated $180 million for the year ended December 31, 2019 prior to the joint venture formation. Upon closing of the transaction, Aptiv deconsolidated the carrying value of the associated assets and liabilities contributed to the joint venture, previously classified as held for sale, and recognized an asset of approximately $2.0 billion within Investments in affiliates in the consolidated balance sheet, based on the preliminary fair value of its investment in the newly formed joint venture. The Company recognized a pre-tax gain of approximately $1.4 billion in the consolidated statement of operations (approximately $5.63 per diluted share during the three months ended March 31, 2020), net of transaction costs of $22 million, based on the difference between the carrying value of its contribution to the joint venture and the preliminary fair value of its investment in the newly formed entity. The estimated fair value of Aptiv’s ownership interest in the newly formed joint venture was determined primarily based on third-party valuations and management estimates, generally utilizing income and market approaches. The estimated fair value is preliminary and could be revised as a result of additional information obtained or adjustments made due to the completion of independent appraisals and valuations. The effects of this transaction would not materially impact the Company’s reported results for any period presented, and the transaction did not meet the criteria to be reflected as a discontinued operation.
In connection with the closing of the transaction, Aptiv and the newly formed entity entered into various agreements to facilitate an orderly transition and to provide a framework for their relationship going forward, which included a transition services agreement. The transition services primarily involve Aptiv providing certain administrative services to the joint venture for a period of up to 24 months after the closing date. These agreements are not material to Aptiv. The Company will account for its investment in the newly formed entity prospectively using the equity method of accounting.
The Company determined that the assets and liabilities associated with Aptiv’s contribution to the joint venture, which were reported within the Advanced Safety and User Experience segment, met the held for sale criteria as of December 31, 2019. Accordingly, the held for sale assets and liabilities were reclassified in the consolidated balance sheet as of December 31, 2019 to current assets held for sale and current liabilities held for sale, respectively, as the contribution of such assets and liabilities to the joint venture was expected to occur within one year. Upon designation as held for sale, the Company ceased recording depreciation of the held for sale assets. Refer to Note 17. Acquisitions and Divestitures to the consolidated financial statements contained herein for additional information.
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
During the first quarter of 2020, the Company drew down all remaining availability under its Revolving Credit Facility, primarily to provide additional liquidity and financial flexibility to mitigate the impacts on its business resulting from the uncertainty caused by the global spread of the COVID-19 pandemic. As a result, approximately $2.0 billion was outstanding under the Revolving Credit Facility and less than $1 million in letters of credit were issued under the Credit Agreement as of

March 31, 2020. The maximum amount drawn under the Revolving Credit Facility during the three months ended March 31, 2020 was $2.0 billion.
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

	March 31, 2020		December 31, 2019
	LIBOR plus	ABR plus	LIBOR plus	ABR plus
Revolving Credit Facility	1.10%	0.10%	1.10%	0.10%
Tranche A Term Loan	1.25%	0.25%	1.25%	0.25%
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
The interest rate period with respect to LIBOR interest rate options can be set at one-, two-, three-, or six-months as selected by Aptiv in accordance with the terms of the Credit Agreement (or other period as may be agreed by the applicable lenders). Aptiv may elect to change the selected interest rate option in accordance with the provisions of the Credit Agreement. As of March 31, 2020, Aptiv selected the one-month LIBOR interest rate option on the Tranche A Term Loan, and the rate effective as of March 31, 2020, as detailed in the table below, was based on the Company’s current credit rating and the Applicable Rate for the Credit Agreement:

		Borrowings as of
		March 31, 2020	Rates effective as of
	Applicable Rate	(in millions)	March 31, 2020
Revolving Credit Facility	ABR plus 0.10%	$150	3.35%
Revolving Credit Facility	LIBOR plus 1.10%	$1,850	1.88%
Tranche A Term Loan	LIBOR plus 1.25%	$350	2.00%
Borrowings under the Credit Agreement are prepayable at Aptiv’s option without premium or penalty.
The Credit Agreement contains certain covenants that limit, among other things, the Company’s (and the Company’s subsidiaries’) ability to incur certain additional indebtedness or liens or to dispose of substantially all of its assets. In addition, the Credit Agreement requires that the Company maintain a consolidated leverage ratio (the ratio of Consolidated Total Indebtedness to Consolidated EBITDA, each as defined in the Credit Agreement) of not more than 3.5 to 1.0. The Credit Agreement also contains events of default customary for financings of this type. The Company was in compliance with the Credit Agreement covenants as of March 31, 2020.
As of March 31, 2020, all obligations under the Credit Agreement were borrowed by Aptiv Corporation and jointly and severally guaranteed by its direct and indirect parent companies, subject to certain exceptions set forth in the Credit Agreement, and the Tranche A Term Loan and the Revolving Credit Facility were set to mature on August 17, 2021. Subsequent to March 31, 2020, the Company amended and restated the Credit Agreement, extending the maturity date of substantially all of the Revolving Credit Facility and the Tranche A Term Loan from August 17, 2021 to August 17, 2022, as further described in Note 22. Subsequent Events to the consolidated financial statements contained herein.

Senior Unsecured Notes
As of March 31, 2020, the Company had the following senior unsecured notes issued and outstanding:

Aggregate Principal Amount (in millions)	Stated Coupon Rate	Issuance Date	Maturity Date	Interest Payment Date

$700	4.15%	March 2014	March 2024	March 15 and September 15
780	1.50%	March 2015	March 2025	March 10
650	4.25%	November 2015	January 2026	January 15 and July 15
557	1.60%	September 2016	September 2028	September 15
300	4.35%	March 2019	March 2029	March 15 and September 15
300	4.40%	September 2016	October 2046	April 1 and October 1
350	5.40%	March 2019	March 2049	March 15 and September 15
Although the specific terms of each indenture governing each series of senior notes vary, the indentures contain certain restrictive covenants, including with respect to Aptiv’s (and Aptiv’s subsidiaries) ability to incur liens, enter into sale and leaseback transactions and merge with or into other entities. As of March 31, 2020, the Company was in compliance with the provisions of all series of the outstanding senior notes. Refer to Note 8. Debt to the consolidated financial statements contained herein for additional information.
Guarantor Summarized Financial Information
In March 2020, the Securities and Exchange Commission (“SEC”) adopted amendments to simplify the financial disclosure requirements for guarantors and issuers of guaranteed securities registered under Rule 3-10 of Regulation S-X. As permitted, the Company elected to early adopt these amendments during the first quarter of 2020. Accordingly, the below summarized financial information has been provided in lieu of the condensed consolidating financial statements provided in the Company’s 2019 Annual Report on Form 10-K.
As further described in Note 8. Debt to the consolidated financial statements contained herein, Aptiv Corporation issued the 2014 Senior Notes and is the borrower of obligations under the Credit Agreement, which are fully and unconditionally guaranteed by Aptiv PLC and certain of Aptiv PLC’s direct and indirect subsidiaries (the “Obligor Group”). Aptiv PLC issued the 2015 Euro-denominated Senior Notes, 4.25% Senior Notes, 2016 Euro-denominated Senior Notes, 2016 Senior Notes and 2019 Senior Notes, which are fully and unconditionally guaranteed by the Obligor Group. All other consolidated direct and indirect subsidiaries of Aptiv PLC are not subject to the guarantees (the “Non-Guarantors”). The guarantees rank equally in right of payment with all of the guarantors’ existing and future senior indebtedness, are effectively subordinated to any of their existing and future secured indebtedness to the extent of the value of the collateral securing such indebtedness and are structurally subordinated to the indebtedness of each of their existing and future subsidiaries that is not a guarantor.
The below summarized financial information is presented on a combined basis after the elimination of intercompany balances and transactions among the Obligor Group and equity in earnings from and investments in the Non-Guarantors. The below summarized financial information should be read in conjunction with the Company’s consolidated financial statements contained herein, as the financial information may not necessarily be indicative of results of operations or financial position had the subsidiaries operated as independent entities.

Obligor Group

Three Months Ended March 31, 2020	(in millions)
Net sales	$—
Gross margin	$—
Operating income	$29
Net loss	$(63)
Net loss attributable to Aptiv	$(63)

As of March 31, 2020
Current assets (1)	$2,446
Long-term assets	$18
Current liabilities (2)	$6,670
Long-term liabilities (2)	$6,166
Noncontrolling interest	$—

As of December 31, 2019
Current assets (1)	$522
Long-term assets (1)	$772
Current liabilities (2)	$6,579
Long-term liabilities (2)	$4,172
Noncontrolling interest	$—
(1)Includes current assets of $2,446 million and $522 million as of March 31, 2020 and December 31 2019, respectively, and long-term assets of $768 million as of December 31 2019, due from Non-Guarantors.
(2)Includes current liabilities of $6,627 million and $6,409 million, and long-term liabilities of $226 million and $226 million, due to Non-Guarantors as of March 31, 2020 and December 31 2019, respectively.
Other Financing
Receivable factoring—Aptiv maintains a €300 million European accounts receivable factoring facility that is available on a committed basis. This facility is accounted for as short-term debt and borrowings are subject to the availability of eligible accounts receivable. Collateral is not required related to these trade accounts receivable. This program renews on a non-committed, indefinite basis unless terminated by either party. Borrowings bear interest at Euro Interbank Offered Rate (“EURIBOR”) plus 0.42% for borrowings denominated in Euros. The rate effective on amounts outstanding as of March 31, 2020 was 0.42%. As of March 31, 2020 and December 31, 2019, Aptiv had $236 million and $266 million, respectively, outstanding on the European accounts receivable factoring facility. The maximum amount drawn under the European facility during the three months ended March 31, 2020 was $253 million, primarily to provide additional liquidity and financial flexibility to mitigate the impacts on its business resulting from the uncertainty caused by the global spread of the COVID-19 pandemic.
Finance leases and other—As of March 31, 2020 and December 31, 2019, approximately $28 million and $33 million, respectively, of other debt primarily issued by certain non-U.S. subsidiaries and finance lease obligations were outstanding.
Letter of credit facilities—In addition to the letters of credit issued under the Credit Agreement, Aptiv had approximately $2 million and $2 million outstanding through other letter of credit facilities as of March 31, 2020 and December 31, 2019, respectively, primarily to support arrangements and other obligations at certain of its subsidiaries.
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

Operating activities—Net cash provided by operating activities totaled $161 million and $84 million for the three months ended March 31, 2020 and 2019, respectively. Cash flows provided by operating activities for the three months ended March 31, 2020 consisted primarily of net earnings of $1,567 million, increased by $190 million for non-cash charges for depreciation, amortization and pension costs, offset by $1,434 million for the non-cash gain resulting from the formation of the autonomous driving joint venture and $142 million related to changes in operating assets and liabilities, net of restructuring and pension contributions. Cash flows provided by operating activities for the three months ended March 31, 2019 consisted primarily of net earnings of $245 million, increased by $189 million for non-cash charges for depreciation, amortization, pension costs and extinguishment of debt, partially offset by $368 million related to changes in operating assets and liabilities, net of restructuring and pension contributions.
Investing activities—Net cash used in investing activities totaled $207 million for the three months ended March 31, 2020, as compared to $235 million for the three months ended March 31, 2019. The decrease in usage is primarily attributable to decreased capital expenditures of $30 million during the three months ended March 31, 2020 as compared to the three months ended March 31, 2019.
Financing activities—Net cash provided by financing activities totaled $1,720 million for the three months ended March 31, 2020 and net cash used in financing activities totaled $99 million for the three months ended March 31, 2019. Cash flows provided by financing activities for the three months ended March 31, 2020 primarily included $1,900 million in proceeds under other long-term debt agreements, as the Company drew down all remaining availability under its existing Revolving Credit Facility in response to the COVID-19 pandemic, partially offset by $57 million paid to repurchase ordinary shares and $56 million of dividend payments. Cash flows used in financing activities for the three months ended March 31, 2019 primarily included net proceeds of $643 million received from the issuance of the 2019 Senior Notes, which were utilized to redeem $650 million of the 3.15% Senior Notes, as well as $226 million paid to repurchase ordinary shares and $57 million of dividend payments, partially offset by $234 million in proceeds under other short-term debt agreements.

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
Critical Accounting Estimates
There have been no significant changes in our critical accounting estimates during the three months ended March 31, 2020.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes to the information concerning our exposures to market risk as stated in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. As described in the Form 10-K, we have currency exposures related to buying, selling and financing in currencies other than the local functional currencies in which we operate (“transactional exposure”). We also have currency exposures related to the translation of the financial statements of our non-U.S. subsidiaries that use the local currency as their functional currency into U.S. dollars, the Company’s reporting currency (“translational exposure”). As described in Note 14. Derivatives and Hedging Activities to the unaudited consolidated financial statements included in Part I, Item 1 of this report, to manage this risk the Company designates certain qualifying instruments as net investment hedges of certain non-U.S. subsidiaries. The effective portion of the gains or losses on instruments designated as net investment hedges are recognized within the cumulative translation adjustment component of OCI to offset changes in the value of the net investment in these foreign currency-denominated operations.

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
As of March 31, 2020, the Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated, for disclosure purposes, the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective to provide reasonable assurance that the desired control objectives were achieved as of March 31, 2020.
Changes in Internal Control over Financial Reporting
There were no material changes in the Company’s internal controls over financial reporting during the three months ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
We are from time to time subject to various actions, claims, suits, government investigations, and other proceedings incidental to our business, including those arising out of alleged defects, breach of contracts, competition and antitrust matters, product warranties, intellectual property matters, personal injury claims and employment-related matters. For a description of risks related to various legal proceedings and claims, see Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2019. For a description of our outstanding material legal proceedings, see Note 10. Commitments and Contingencies to the unaudited consolidated financial statements included in this report.

ITEM 1A. RISK FACTORS
We are including the following risk factor to reflect a material development subsequent to the risk factors presented in our Annual Report on Form 10-K for the year ended December 31, 2019 (the “Annual Report”). To the extent the below risk factor adversely affects our business, financial condition, results of operations and cash flows, it may also have the effect of heightening many of the other risk factors described in Part I, “Item 1A. Risk Factors” in our Annual Report. Except for the following additional risk factor, there have been no material changes in risk factors for the Company in the period covered by this report. The following risk factor should be read in conjunction with our description of risk factors in Part I, “Item 1A. Risk Factors” in our Annual Report.
The effects of a pandemic or widespread outbreak of an illness, such as the novel coronavirus (COVID-19) pandemic, could have a material adverse effect on our business, financial condition, results of operations and cash flows.
The global spread of the COVID-19 pandemic, which originated in late 2019 and was later declared a pandemic by the World Health Organization in March 2020, has negatively impacted the global economy, disrupted supply chains and created significant volatility in global financial markets. Although we have taken decisive actions to enhance our financial flexibility and minimize the impact on our business, such as the ramping down of certain production facilities in response to customer plant closures and changes in vehicle production schedules, imposing certain travel restrictions, suspending the Company’s cash dividend, drawing down all remaining availability under our existing Revolving Credit Facility and actively managing costs, capital spending and working capital to further strengthen our liquidity, the ultimate impact to our business remains highly uncertain. The extent to which the COVID-19 pandemic will impact our business will depend on a number of evolving factors, including the duration and spread of the pandemic, as well as the possibility of the pandemic reoccurring, actions taken by governmental authorities to restrict certain business operations and social activity, impose travel restrictions or other actions, the impact of the pandemic on economic activity and whether recessionary conditions will persist, consumer demand and vehicle production schedules, the ability of our supply chain to deliver in a timely and cost-effective manner, the ability of our employees, manufacturing and distribution facilities to operate efficiently and effectively, the continued viability and financial stability of our customers and suppliers and future access to capital, all of which remain uncertain. To date, the COVID-19 pandemic has adversely impacted our business, financial condition, results of operations and cash flows. The adverse impacts of the pandemic have included extended work stoppages and travel restrictions at our facilities and those of our customers and suppliers, decreases in consumer demand and vehicle production schedules, disruptions to our supply chain and other adverse global economic impacts, particularly those resulting from governmental “lock-down” orders for all non-essential activities in China, Europe and North America to-date. Our total net sales during the three months ended March 31, 2020 were $3.2 billion, a decrease of 10% compared to the same period of 2019, primarily attributable to volume decreases largely resulting from the impacts of the COVID-19 pandemic. In addition, many of our largest customers have experienced vehicle production shutdowns across their global production facilities, specifically in the North American and European regions, beginning in the first quarter of 2020 and extending into the second quarter of 2020. As a result, these or any further production shutdowns, or an extended period of global and economic disruption resulting from this pandemic and its effects could have a material adverse effect on our business, financial condition, results of operations and cash flows.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
A summary of our ordinary shares repurchased during the three months ended March 31, 2020, is shown below:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (in millions) (3)
January 1, 2020 to January 31, 2020	11,800	$84.93	11,800	$2,069
February 1, 2020 to February 29, 2020	291,954	79.44	291,954	2,046
March 1, 2020 to March 31, 2020	755,321	43.31	755,321	2,013
Total	1,059,075	53.73	1,059,075

(1)	The total number of shares purchased under the plans authorized by the Board of Directors are described below.
(2)	Excluding commissions.
(3)	In January 2019, the Board of Directors authorized a share repurchase program of up to $2.0 billion. This program will commence following the completion of the previously announced share repurchase program of $1.5 billion, which was approved by the Board of Directors in April 2016. The timing of repurchases is dependent on price, market conditions and applicable regulatory requirements.

ITEM 6. EXHIBITS

Exhibit Number	Description
10.1
Restatement Agreement to Amended and Restated Credit Agreement, dated as of May 1, 2020, among Aptiv PLC, Aptiv Corporation, Aptiv Holdings US Limited, Aptiv International Holdings (UK) LLP, JPMorgan Chase Bank, N.A., as Administrative Agent and Swingline Lender, and the Lenders and Issuing Banks party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company filed with the SEC on May 5, 2020)

10.2	Offer letter for Mariya Trickett, dated June 20, 2018*+
22	List of Guarantor Subsidiaries*
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer*
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	Inline XBRL Instance Document# - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document#
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document#
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document#
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document#
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document#
104	Cover Page Interactive Data File# - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
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
Dated: May 5, 2020