Form 10-Q
period 2020-09-30
Aptiv PLC
filed 2020-10-29
CIK 1521332

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
For the quarterly period ended September 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of the registrant’s ordinary shares outstanding, $0.01 par value per share as of October 23, 2020, was 270,025,374.

APTIV PLC

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
APTIV PLC
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(in millions, except per share amounts)
Net sales	$3,668	$3,559	$8,854	$10,761
Operating expenses:
Cost of sales	3,021	2,882	7,693	8,802
Selling, general and administrative	229	262	698	778
Amortization	36	34	107	111
Restructuring (Note 7)	18	61	118	118
Gain on autonomous driving joint venture (Note 17)	—	—	(1,434)	—
Total operating expenses	3,304	3,239	7,182	9,809
Operating income	364	320	1,672	952
Interest expense	(38)	(42)	(125)	(123)
Other income (expense), net (Note 16)	1	7	(6)	29
Income before income taxes and equity income	327	285	1,541	858
Income tax benefit (expense)	2	(38)	6	(102)
Income before equity income	329	247	1,547	756
Equity (loss) income, net of tax	(24)	5	(40)	12
Net income	305	252	1,507	768
Net income attributable to noncontrolling interest	6	6	2	8
Net income attributable to Aptiv	299	246	1,505	760
Mandatory Convertible Preferred Share dividends (Note 12)	(16)	—	(19)	—
Net income attributable to ordinary shareholders	$283	$246	$1,486	$760

Basic net income per share:
Basic net income per share attributable to ordinary shareholders	$1.05	$0.96	$5.69	$2.95
Weighted average number of basic shares outstanding	270.03	255.89	261.22	257.32

Diluted net income per share (Note 12):
Diluted net income per share attributable to ordinary shareholders	$1.05	$0.96	$5.63	$2.95
Weighted average number of diluted shares outstanding	270.38	256.44	267.14	257.74
See notes to consolidated financial statements.

APTIV PLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(in millions)
Net income	$305	$252	$1,507	$768
Other comprehensive income (loss):
Currency translation adjustments	91	(110)	(21)	(129)
Net change in unrecognized gain (loss) on derivative instruments, net of tax (Note 14)	37	(5)	(40)	13
Employee benefit plans adjustment, net of tax	(1)	5	9	10
Other comprehensive income (loss)	127	(110)	(52)	(106)
Comprehensive income	432	142	1,455	662
Comprehensive income (loss) attributable to noncontrolling interests	7	3	(1)	5
Comprehensive income attributable to Aptiv	$425	$139	$1,456	$657
See notes to consolidated financial statements.

APTIV PLC
CONSOLIDATED BALANCE SHEETS

	September 30, 2020	December 31, 2019
	(Unaudited)

	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$2,122	$412
Restricted cash	32	16
Accounts receivable, net of allowances of $58 million and $37 million, respectively (Note 2)	2,620	2,569
Inventories (Note 3)	1,229	1,286
Other current assets (Note 4)	586	504
Assets held for sale (Note 17)	—	532
Total current assets	6,589	5,319
Long-term assets:
Property, net	3,223	3,309
Operating lease right-of-use assets (Note 21)	375	413
Investments in affiliates	2,047	106
Intangible assets, net (Note 2)	1,095	1,186
Goodwill (Note 2)	2,479	2,407
Other long-term assets (Note 4)	636	719
Total long-term assets	9,855	8,140
Total assets	$16,444	$13,459
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt (Note 8)	$99	$393
Accounts payable	2,186	2,463
Accrued liabilities (Note 5)	1,294	1,155
Liabilities held for sale (Note 17)	—	43
Total current liabilities	3,579	4,054
Long-term liabilities:
Long-term debt (Note 8)	3,935	3,971
Pension benefit obligations	484	483
Long-term operating lease liabilities (Note 21)	294	329
Other long-term liabilities (Note 5)	598	611
Total long-term liabilities	5,311	5,394
Total liabilities	8,890	9,448
Commitments and contingencies (Note 10)
Shareholders’ equity:
Preferred shares, $0.01 par value per share, 50,000,000 shares authorized; 11,500,000 shares of 5.50% Mandatory Convertible Preferred Shares, Series A, issued and outstanding as of September 30, 2020; none issued and outstanding as of December 31, 2019	—	—
Ordinary shares, $0.01 par value per share, 1,200,000,000 shares authorized, 270,025,374 and 255,288,240 issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	3	3
Additional paid-in-capital	3,861	1,645
Retained earnings	4,267	2,890
Accumulated other comprehensive loss (Note 13)	(768)	(719)
Total Aptiv shareholders’ equity	7,363	3,819
Noncontrolling interest	191	192
Total shareholders’ equity	7,554	4,011
Total liabilities and shareholders’ equity	$16,444	$13,459
See notes to consolidated financial statements.

APTIV PLC
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
	2020	2019

	(in millions)
Cash flows from operating activities:
Net income	$1,507	$768
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	449	428
Amortization	107	111
Amortization of deferred debt issuance costs	7	4
Restructuring expense, net of cash paid	—	31
Deferred income taxes	10	14
Pension and other postretirement benefit expenses	31	29
Income from equity method investments, net of dividends received	46	(9)
Loss on modification of debt	4	—
Loss on extinguishment of debt	—	6
Loss (gain) on sale of assets	2	(2)
Share-based compensation	24	43
Gain on autonomous driving joint venture, net	(1,434)	—
Changes in operating assets and liabilities:
Accounts receivable, net	(51)	(173)
Inventories	60	(63)
Other assets	(57)	(140)
Accounts payable	(144)	(19)
Accrued and other long-term liabilities	114	(21)
Other, net	(38)	(56)
Pension contributions	(23)	(30)
Net cash provided by operating activities	614	921
Cash flows from investing activities:
Capital expenditures	(489)	(619)
Proceeds from sale of property / investments	6	13
Cost of business acquisitions and other transactions, net of cash acquired	(49)	(23)
Cost of technology investments	(1)	(4)
Settlement of derivatives	1	1
Net cash used in investing activities	(532)	(632)
Cash flows from financing activities:
Net (repayments) proceeds under other short-term debt agreements	(370)	133
Net repayments under other long-term debt agreements	(30)	(15)
Repayment of senior notes	—	(654)
Proceeds from issuance of senior notes, net of issuance costs	—	641
Fees related to modification of debt agreements	(18)	—
Proceeds from the public offering of ordinary shares, net of issuance costs	1,115	—
Proceeds from the public offering of preferred shares, net of issuance costs	1,115	—
Dividend payments of consolidated affiliates to minority shareholders	(6)	—
Repurchase of ordinary shares	(57)	(390)
Distribution of Mandatory Convertible Preferred Share cash dividends	(16)	—
Distribution of ordinary share cash dividends	(56)	(170)
Taxes withheld and paid on employees’ restricted share awards	(33)	(34)
Net cash provided by (used in) financing activities	1,644	(489)
Effect of exchange rate fluctuations on cash, cash equivalents and restricted cash	(1)	(10)
Increase (decrease) in cash, cash equivalents and restricted cash	1,725	(210)
Cash, cash equivalents and restricted cash at beginning of the period	429	568
Cash, cash equivalents and restricted cash at end of the period	$2,154	$358
See notes to consolidated financial statements.

APTIV PLC
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)

	Three Months Ended September 30,

	Ordinary Shares		Preferred Shares

	Number of shares	Amount of shares	Number of shares	Amount of shares	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Aptiv Shareholders’ Equity	Noncontrolling Interest	Total Shareholders’ Equity

2020	(in millions)
Balance at June 30, 2020	270	$3	12	$—	$3,849	$3,984	$(894)	$6,942	$184	$7,126
Net income	—	—	—	—	—	299	—	299	6	305
Other comprehensive income	—	—	—	—	—	—	126	126	1	127
Mandatory Convertible Preferred Share cumulative dividends	—	—	—	—	—	(16)	—	(16)	—	(16)
Share-based compensation	—	—	—	—	12	—	—	12	—	12
Balance at September 30, 2020	270	$3	12	$—	$3,861	$4,267	$(768)	$7,363	$191	$7,554

2019
Balance at June 30, 2019	256	$3	—	$—	$1,618	$2,597	$(699)	$3,519	$213	$3,732
Net income	—	—	—	—	—	246	—	246	6	252
Other comprehensive loss	—	—	—	—	—	—	(107)	(107)	(3)	(110)
Dividends on ordinary shares	—	—	—	—	1	(57)	—	(56)	—	(56)
Repurchase of ordinary shares	—	—	—	—	(3)	(41)	—	(44)	—	(44)
Share-based compensation	—	—	—	—	7	—	—	7	—	7
Balance at September 30, 2019	256	$3	—	$—	$1,623	$2,745	$(806)	$3,565	$216	$3,781
See notes to consolidated financial statements.

APTIV PLC
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Continued) (Unaudited)

	Nine Months Ended September 30,

	Ordinary Shares		Preferred Shares

	Number of shares	Amount of shares	Number of shares	Amount of shares	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Aptiv Shareholders’ Equity	Noncontrolling Interest	Total Shareholders’ Equity

2020	(in millions)
Balance at January 1, 2020	255	$3	—	$—	$1,645	$2,890	$(719)	$3,819	$192	$4,011
Net income	—	—	—	—	—	1,505	—	1,505	2	1,507
Other comprehensive loss	—	—	—	—	—	—	(49)	(49)	(3)	(52)
Dividends on ordinary shares	—	—	—	—	1	(57)	—	(56)	—	(56)
Mandatory Convertible Preferred Shares cumulative dividends	—	—	—	—	—	(19)	—	(19)	—	(19)
Taxes withheld on employees’ restricted share award vestings	—	—	—	—	(33)	—	—	(33)	—	(33)
Repurchase of ordinary shares	(1)	—	—	—	(6)	(51)	—	(57)	—	(57)
Issuance of ordinary shares	15	—	—	—	1,115	—	—	1,115	—	1,115
Issuance of Mandatory Convertible Preferred Shares	—	—	12	—	1,115	—	—	1,115	—	1,115
Share-based compensation	1	—	—	—	24	—	—	24	—	24
Adjustment for recently adopted accounting pronouncements (Note 2)	—	—	—	—	—	(1)	—	(1)	—	(1)
Balance at September 30, 2020	270	$3	12	$—	$3,861	$4,267	$(768)	$7,363	$191	$7,554

2019
Balance at January 1, 2019	260	$3	—	$—	$1,639	$2,511	$(694)	$3,459	$211	$3,670
Net income	—	—	—	—	—	760	—	760	8	768
Other comprehensive loss	—	—	—	—	—	—	(103)	(103)	(3)	(106)
Dividends on ordinary shares	—	—	—	—	2	(172)	—	(170)	—	(170)
Taxes withheld on employees’ restricted share award vestings	—	—	—	—	(34)	—	—	(34)	—	(34)
Repurchase of ordinary shares	(5)	—	—	—	(27)	(363)	—	(390)	—	(390)
Share-based compensation	1	—	—	—	43	—	—	43	—	43
Adjustment for recently adopted accounting pronouncements	—	—	—	—	—	9	(9)	—	—	—
Balance at September 30, 2019	256	$3	—	$—	$1,623	$2,745	$(806)	$3,565	$216	$3,781
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
During the three months ended September 30, 2020 and during the nine months ended September 30, 2019, Aptiv received dividends of $6 million and $3 million, respectively, from its equity method investments. The dividends were recognized as a reduction to the investment and represented a return on investment in cash flows from operating activities.
Aptiv’s equity investments totaled $102 million and $101 million as of September 30, 2020 and December 31, 2019, respectively, and are classified within other long-term assets in the consolidated balance sheets. Refer to Note 17. Acquisitions and Divestitures for additional information regarding Aptiv’s equity investments.
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
Net income per share—Basic net income per share is computed by dividing net income attributable to ordinary shareholders by the weighted average number of ordinary shares outstanding during the period. Diluted net income per share reflects the weighted average dilutive impact of all potentially dilutive securities from the date of issuance and is computed using the treasury stock and if-converted methods. The if-converted method is used to determine if the impact of conversion of the 5.50% Mandatory Convertible Preferred Shares, Series A, $0.01 par value per share (the “MCPS”) into ordinary shares is more dilutive than the MCPS dividends to net income per share. If so, the MCPS are assumed to have been converted at the later of the beginning of the period or the time of issuance, and the resulting ordinary shares are included in the denominator and the MCPS dividends are added back to the numerator. Unless otherwise noted, share and per share amounts included in these notes are on a diluted basis. Refer to Note 12. Shareholders’ Equity and Net Income Per Share for additional information including the calculation of basic and diluted net income per share.
Cash and cash equivalents—Cash and cash equivalents are defined as short-term, highly liquid investments with original maturities of three months or less, for which book value approximates fair value.
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
Aptiv primarily utilizes historical loss and recovery data, combined with information on current economic conditions and reasonable and supportable forecasts to develop the estimate of the allowance for doubtful accounts in accordance with ASC Topic 326, Financial Instruments – Credit Losses (“ASC 326”). As of September 30, 2020 and December 31, 2019, the Company reported $2,620 million and $2,569 million, respectively, of accounts receivable, net of the allowance for doubtful accounts of $58 million and $37 million, respectively. Changes in the allowance were not material for the nine months ended September 30, 2020.
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

Intangible assets—Intangible assets were $1,095 million and $1,186 million as of September 30, 2020 and December 31, 2019, respectively. Aptiv amortizes definite-lived intangible assets over their estimated useful lives. Aptiv has definite-lived intangible assets related to patents and developed technology, customer relationships and trade names. Indefinite-lived in-process research and development intangible assets are not amortized, but are tested for impairment annually, or more frequently when indicators of potential impairment exist, until the completion or abandonment of the associated research and development efforts. Upon completion of the projects, the assets will be amortized over the expected economic life of the asset, which will be determined on that date. Should the project be determined to be abandoned, and if the asset developed has no alternative use, the full value of the asset will be charged to expense. The Company also has intangible assets related to acquired trade names that are classified as indefinite-lived when there are no foreseeable limits on the periods of time over which they are expected to contribute cash flows. These indefinite-lived trade name assets are tested for impairment annually, or more frequently when indicators of potential impairment exist. Costs to renew or extend the term of acquired intangible assets are recognized as expense as incurred. Amortization expense was $36 million and $107 million for the three and nine months ended September 30, 2020, respectively, and $34 million and $111 million for the three and nine months ended September 30, 2019, respectively, which includes the impact of any intangible asset impairment charges recorded during the period.
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
The impairment test involves first qualitatively assessing goodwill for impairment. If the qualitative assessment is not met the Company then performs a quantitative assessment by comparing the estimated fair value of each reporting unit to its carrying value, including goodwill. Fair value reflects the price a market participant would be willing to pay in a potential sale of the reporting unit. If the estimated fair value exceeds carrying value, then we conclude that no goodwill impairment has occurred. If the carrying value of the reporting unit exceeds its estimated fair value, the Company recognizes an impairment loss in an amount equal to the excess, not to exceed the amount of goodwill allocated to the reporting unit. The Company qualitatively concluded there were no goodwill impairments during the nine months ended September 30, 2020 and 2019. Goodwill was $2,479 million and $2,407 million as of September 30, 2020 and December 31, 2019, respectively.
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
Customer concentrations—As reflected in the table below, net sales to General Motors Company (“GM”), Volkswagen Group (“VW”) and Fiat Chrysler Automobiles N.V. (“FCA”), Aptiv’s three largest customers, totaled approximately 30% and 27% of our total net sales for the three and nine months ended September 30, 2020, respectively, and 28% and 28% of our total net sales for the three and nine months ended September 30, 2019, respectively.

	Percentage of Total Net Sales				Accounts Receivable
	Three Months Ended September 30,		Nine Months Ended September 30,		September 30, 2020	December 31, 2019
	2020	2019	2020	2019

					(in millions)
GM	10%	9%	9%	10%	$232	$205
VW	11%	10%	10%	9%	225	135
FCA	9%	9%	8%	9%	218	207
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

3. INVENTORIES
Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or net realizable value, including direct material costs and direct and indirect manufacturing costs. A summary of inventories is shown below:

	September 30, 2020	December 31, 2019

	(in millions)
Productive material	$718	$706
Work-in-process	107	102
Finished goods	404	478
Total	$1,229	$1,286

4. ASSETS
Other current assets consisted of the following:

	September 30, 2020	December 31, 2019

	(in millions)
Value added tax receivable	$132	$205
Prepaid insurance and other expenses	64	88
Reimbursable engineering costs	181	101
Notes receivable	5	10
Income and other taxes receivable	163	45
Deposits to vendors	4	4
Derivative financial instruments (Note 14)	12	30
Capitalized upfront fees (Note 20)	25	20
Other	—	1
Total	$586	$504
Other long-term assets consisted of the following:

	September 30, 2020	December 31, 2019

	(in millions)
Deferred income taxes, net	$116	$164
Unamortized Revolving Credit Facility debt issuance costs	13	3
Income and other taxes receivable	22	45
Reimbursable engineering costs	192	217
Value added tax receivable	50	59
Equity investments (Note 17)	102	101
Derivative financial instruments (Note 14)	6	8
Capitalized upfront fees (Note 20)	93	79
Other	42	43
Total	$636	$719

5. LIABILITIES
Accrued liabilities consisted of the following:

	September 30, 2020	December 31, 2019

	(in millions)
Payroll-related obligations	$316	$226
Employee benefits, including current pension obligations	67	97
Income and other taxes payable	174	180
Warranty obligations (Note 6)	46	29
Restructuring (Note 7)	95	86
Customer deposits	46	43
Derivative financial instruments (Note 14)	21	4
Accrued interest	23	47
MCPS dividends payable	3	—
Deferred compensation related to nuTonomy acquisition	47	35
Operating lease liabilities (Note 21)	96	94
Other	360	314
Total	$1,294	$1,155

Other long-term liabilities consisted of the following:

	September 30, 2020	December 31, 2019

	(in millions)
Environmental (Note 10)	$4	$3
Extended disability benefits	6	6
Warranty obligations (Note 6)	8	8
Restructuring (Note 7)	40	48
Payroll-related obligations	10	10
Accrued income taxes	168	199
Deferred income taxes, net	210	229
Derivative financial instruments (Note 14)	3	—
Other	149	108
Total	$598	$611

6. WARRANTY OBLIGATIONS
Expected warranty costs for products sold are recognized principally at the time of sale of the product based on an estimate of the amount that eventually will be required to settle such obligations. These accruals are based on factors such as past experience, production changes, industry developments and various other considerations. The estimated costs related to product recalls based on a formal campaign soliciting return of that product are accrued at the time an obligation becomes probable and can be reasonably estimated. These estimates are adjusted from time to time based on facts and circumstances that impact the status of existing claims. Aptiv has recognized its best estimate for its total aggregate warranty reserves, including product recall costs, across all of its operating segments as of September 30, 2020. The Company estimates the reasonably possible amount to ultimately resolve all matters in excess of the recorded reserves as of September 30, 2020 to be zero to $10 million.

The table below summarizes the activity in the product warranty liability for the nine months ended September 30, 2020:

Warranty Obligations

(in millions)
Accrual balance at beginning of period	$37
Provision for estimated warranties incurred during the period	25
Changes in estimate for pre-existing warranties	27
Settlements made during the period (in cash or in kind)	(35)
Foreign currency translation and other	—
Accrual balance at end of period	$54

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
As part of Aptiv’s continued efforts to optimize its cost structure, it has undertaken several restructuring programs which include workforce reductions as well as plant closures. These programs are primarily focused on aligning our production capabilities with the reduced levels of global vehicle production resulting from the COVID-19 pandemic and on reducing global overhead costs. The Company recorded employee-related and other restructuring charges related to these programs totaling approximately $18 million and $118 million during the three and nine months ended September 30, 2020, respectively, of which $9 million and $60 million, respectively, was recognized for programs implemented in the North America region and $8 million and $42 million, respectively, was recognized for programs implemented in the European region. The charges recorded during the three and nine months ended September 30, 2020 included the recognition of approximately $15 million and $75 million, respectively, of employee-related and other costs related to actions taken as a result of the global impacts of the COVID-19 pandemic. The Company expects to incur additional restructuring costs of approximately $30 million (of which approximately $20 million relates to the Signal and Power Solutions segment and approximately $10 million relates to the Advanced Safety and User Experience segment) for programs approved as of September 30, 2020, which are primarily expected to be incurred within the next twelve months.
During the three and nine months ended September 30, 2019, Aptiv recorded employee-related and other restructuring charges totaling approximately $61 million and $118 million, respectively, of which $43 million and $59 million, respectively, was recognized for programs implemented in the European region, pursuant to the Company’s ongoing overhead cost reduction strategy.
Restructuring charges for employee separation and termination benefits are paid either over the severance period or in a lump sum in accordance with either statutory requirements or individual agreements. Aptiv incurred cash expenditures related to its restructuring programs of approximately $118 million and $87 million in the nine months ended September 30, 2020 and 2019, respectively.
The following table summarizes the restructuring charges recorded for the three and nine months ended September 30, 2020 and 2019 by operating segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(in millions)
Signal and Power Solutions	$9	$46	$88	$88
Advanced Safety and User Experience	9	15	30	30
Total	$18	$61	$118	$118

The table below summarizes the activity in the restructuring liability for the nine months ended September 30, 2020:

	Employee Termination Benefits Liability	Other Exit Costs Liability	Total

	(in millions)
Accrual balance at January 1, 2020	$134	$—	$134
Provision for estimated expenses incurred during the period	118	—	118
Payments made during the period	(118)	—	(118)
Foreign currency and other	1	—	1
Accrual balance at September 30, 2020	$135	$—	$135

8. DEBT
The following is a summary of debt outstanding, net of unamortized issuance costs and discounts, as of September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019

	(in millions)
Accounts receivable factoring	$—	$266
Revolving Credit Facility	—	90
4.15%, senior notes, due 2024 (net of $2 and $2 unamortized issuance costs and $1 and $1 discount, respectively)	697	697
1.50%, Euro-denominated senior notes, due 2025 (net of $2 and $3 unamortized issuance costs and $2 and $2 discount, respectively)	813	779
4.25%, senior notes, due 2026 (net of $2 and $3 unamortized issuance costs, respectively)	648	647
1.60%, Euro-denominated senior notes, due 2028 (net of $3 and $3 unamortized issuance costs, respectively)	580	556
4.35%, senior notes, due 2029 (net of $3 and $3 unamortized issuance costs, respectively)	297	297
4.40%, senior notes, due 2046 (net of $3 and $3 unamortized issuance costs and $1 and $2 discount, respectively)	296	295
5.40%, senior notes, due 2049 (net of $4 and $4 unamortized issuance costs and $1 and $1 discount, respectively)	345	345
Tranche A Term Loan, due 2022 and 2021 (net of $2 and $1 unamortized issuance costs, respectively)	328	359
Finance leases and other	30	33
Total debt	4,034	4,364
Less: current portion	(99)	(393)
Long-term debt	$3,935	$3,971
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

The May 2020 Amendment also required that Aptiv pay amendment fees of $18 million during the nine months ended September 30, 2020, which is reflected as a financing activity in the consolidated statements of cash flows. The June 2020 Amendment amended the dividends and distributions covenant set forth in the Credit Agreement to permit the payment of dividends on convertible preferred shares in connection with the preferred equity offering as further discussed in Note 12. Shareholders’ Equity and Net Income Per Share. During the three months ended September 30, 2020, Aptiv Global Financing Limited (“AGFL”), a wholly-owned Irish subsidiary of Aptiv PLC, executed a joinder agreement to the Credit Agreement, which allows it to act as a borrower under the Credit Agreement, and a guaranty supplement, under which AGFL guarantees the obligations under the Credit Agreement, subject to certain exceptions set forth in the Credit Agreement.
Aptiv is obligated to make quarterly principal payments throughout the term of the Tranche A Term Loan, according to the amortization schedule in the Credit Agreement. The Credit Agreement also contains an accordion feature that permits Aptiv to increase, from time to time, the aggregate borrowing capacity under the Credit Agreement by up to an additional $1 billion upon Aptiv’s request, the agreement of the lenders participating in the increase, and the approval of the Administrative Agent and existing lenders.
As of September 30, 2020, Aptiv had no amounts outstanding under the Revolving Credit Facility and less than $1 million in letters of credit were issued under the Credit Agreement. Letters of credit issued under the Credit Agreement reduce availability under the Revolving Credit Facility.
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

	September 30, 2020		December 31, 2019
	LIBOR plus	ABR plus	LIBOR plus	ABR plus
Revolving Credit Facility (1)	1.10%	0.10%	1.10%	0.10%
Revolving Credit Facility (2)	1.40%	0.40%	N/A	N/A
Tranche A Term Loan (1)	1.25%	0.25%	1.25%	0.25%
Tranche A Term Loan (2)	1.75%	0.75%	N/A	N/A
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
The interest rate period with respect to LIBOR interest rate options can be set at one-, two-, three-, or six-months as selected by Aptiv in accordance with the terms of the Credit Agreement (or other period as may be agreed by the applicable lenders). Aptiv may elect to change the selected interest rate option in accordance with the provisions of the Credit Agreement. As of September 30, 2020, Aptiv selected the one-month LIBOR interest rate option on the Tranche A Term Loan, and the rate effective as of September 30, 2020, as detailed in the table below, was based on the Company’s current credit rating and the Applicable Rate for the Credit Agreement:

		Borrowings as of
		September 30, 2020	Rates effective as of
	Applicable Rate	(in millions)	September 30, 2020
Tranche A Term Loan (1)	LIBOR plus 1.25%	$49	1.44%
Tranche A Term Loan (2)	LIBOR plus 1.75%	$281	1.94%
(1)Applicable to principal balances under the Credit Agreement which were not extended as part of the May 2020 Amendment as described above.
(2)Applicable to principal balances under the Credit Agreement which were extended as part of the May 2020 Amendment as described above.
Borrowings under the Credit Agreement are prepayable at Aptiv’s option without premium or penalty.
The Credit Agreement contains certain covenants that limit, among other things, the Company’s (and the Company’s subsidiaries’) ability to incur certain additional indebtedness or liens or to dispose of substantially all of its assets. In addition, the Credit Agreement requires that the Company maintain a consolidated leverage ratio (the ratio of Consolidated Total Indebtedness to Consolidated EBITDA, each as defined in the Credit Agreement) of not more than 3.5 to 1.0, which was increased to 4.5 to 1.0 until July 1, 2021 under the May 2020 Amendment. The Credit Agreement also contains events of default customary for financings of this type. The Company was in compliance with the Credit Agreement covenants as of September 30, 2020.
As of September 30, 2020, all obligations under the Credit Agreement were borrowed by Aptiv Corporation and jointly and severally guaranteed by its direct and indirect parent companies, subject to certain exceptions set forth in the Credit Agreement.
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
On November 19, 2015, Aptiv PLC issued $1.3 billion in aggregate principal amount of senior unsecured notes in a transaction registered under the Securities Act, comprised of $650 million of 3.15% senior unsecured notes due 2020 (the “3.15% Senior Notes”) and $650 million of 4.25% senior unsecured notes due 2026 (the “4.25% Senior Notes”) (collectively, the “2015 Senior Notes”). The 3.15% Senior Notes were priced at 99.784% of par, resulting in a yield to maturity of 3.197%, and the 4.25% Senior Notes were priced at 99.942% of par, resulting in a yield to maturity of 4.256%. The proceeds were primarily utilized to fund a portion of the cash consideration for the acquisition of HellermannTyton PLC and for general corporate purposes, including the payment of fees and expenses associated with the HellermannTyton PLC acquisition and the related financing transaction. Aptiv incurred approximately $8 million of issuance costs in connection with the 2015 Senior Notes. Interest on the 3.15% Senior Notes was payable semi-annually on May 19 and November 19 of each year to holders of record at the close of business on May 4 or November 4 immediately preceding the interest payment date. Interest on the 4.25% Senior Notes is payable semi-annually on January 15 and July 15 of each year to holders of record at the close of business on January 1 or July 1 immediately preceding the interest payment date. In March 2019, Aptiv redeemed for cash the entire $650 million aggregate principal amount outstanding of the 3.15% Senior Notes, financed by the proceeds received from the issuance of the 2019 Senior Notes, as defined below. As a result of the redemption of the 3.15% Senior Notes, Aptiv recognized a loss on debt extinguishment of approximately $6 million during the nine months ended September 30, 2019 within other expense, net in the consolidated statements of operations.
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
Although the specific terms of each indenture governing each series of senior notes vary, the indentures contain certain restrictive covenants, including with respect to Aptiv’s (and Aptiv’s subsidiaries) ability to incur liens, enter into sale and leaseback transactions and merge with or into other entities. As of September 30, 2020, the Company was in compliance with the provisions of all series of the outstanding senior notes.
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
Other Financing
Receivable factoring—Aptiv maintains a €300 million European accounts receivable factoring facility that is available on a committed basis. This facility is accounted for as short-term debt and borrowings are subject to the availability of eligible accounts receivable. Collateral is not required related to these trade accounts receivable. This program renews on a non-committed, indefinite basis unless terminated by either party. Borrowings bear interest at Euro Interbank Offered Rate (“EURIBOR”) plus 0.42% for borrowings denominated in Euros. As of September 30, 2020, Aptiv had no amounts outstanding on the European accounts receivable factoring facility. As of December 31, 2019, Aptiv had $266 million outstanding on the European accounts receivable factoring facility.
Finance leases and other—As of September 30, 2020 and December 31, 2019, approximately $30 million and $33 million, respectively, of other debt primarily issued by certain non-U.S. subsidiaries and finance lease obligations were outstanding.
Interest—Cash paid for interest related to debt outstanding totaled $142 million and $136 million for the nine months ended September 30, 2020 and 2019, respectively.
Letter of credit facilities—In addition to the letters of credit issued under the Credit Agreement, Aptiv had approximately $2 million and $2 million outstanding through other letter of credit facilities as of September 30, 2020 and December 31, 2019, respectively, primarily to support arrangements and other obligations at certain of its subsidiaries.

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

The amounts shown below reflect the defined benefit pension expense for the three and nine months ended September 30, 2020 and 2019:

	Non-U.S. Plans		U.S. Plans

	Three Months Ended September 30,
	2020	2019	2020	2019

	(in millions)
Service cost	$5	$5	$—	$—
Interest cost	6	6	—	—
Expected return on plan assets	(5)	(4)	—	—
Amortization of actuarial losses	5	3	—	—
Net periodic benefit cost	$11	$10	$—	$—

	Non-U.S. Plans		U.S. Plans

	Nine Months Ended September 30,
	2020	2019	2020	2019

	(in millions)
Service cost	$15	$14	$—	$—
Interest cost	17	20	—	—
Expected return on plan assets	(14)	(13)	—	—
Amortization of actuarial losses	12	7	1	1
Net periodic benefit cost	$30	$28	$1	$1
Other postretirement benefit obligations were approximately $1 million and $2 million at September 30, 2020 and December 31, 2019, respectively.

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
Brazil Matters
Aptiv conducts business operations in Brazil that are subject to the Brazilian federal labor, social security, environmental, tax and customs laws, as well as a variety of state and local laws. While Aptiv believes it complies with such laws, they are complex, subject to varying interpretations, and the Company is often engaged in litigation with government agencies regarding the application of these laws to particular circumstances. As of September 30, 2020, the majority of claims asserted against Aptiv in Brazil relate to such litigation. The remaining claims in Brazil relate to commercial and labor litigation with private parties. As of September 30, 2020, claims totaling approximately $100 million (using September 30, 2020 foreign currency rates) have been asserted against Aptiv in Brazil. As of September 30, 2020, the Company maintains accruals for these asserted claims of $20 million (using September 30, 2020 foreign currency rates). The amounts accrued represent claims that are deemed probable of loss and are reasonably estimable based on the Company’s analyses and assessment of the asserted claims and prior experience with similar matters. While the Company believes its accruals are adequate, the final amounts required to resolve these matters could differ materially from the Company’s recorded estimates and Aptiv’s results of operations could be materially affected. The Company estimates the reasonably possible loss in excess of the amounts accrued related to these claims to be zero to $80 million.

Environmental Matters
Aptiv is subject to the requirements of U.S. federal, state, local and non-U.S. environmental and safety and health laws and regulations. As of September 30, 2020 and December 31, 2019, the undiscounted reserve for environmental investigation and remediation was approximately $4 million (which was recorded in other long-term liabilities) and $4 million (of which $1 million was recorded in accrued liabilities and $3 million was recorded in other long-term liabilities), respectively. Aptiv cannot ensure that environmental requirements will not change or become more stringent over time or that its eventual environmental remediation costs and liabilities will not exceed the amount of its current reserves. In the event that such liabilities were to significantly exceed the amounts recorded, Aptiv’s results of operations could be materially affected. At September 30, 2020, the difference between the recorded liabilities and the reasonably possible range of potential loss was not material.

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
The Company’s income tax (benefit) expense and effective tax rate for the three and nine months ended September 30, 2020 and 2019 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(dollars in millions)
Income tax (benefit) expense	$(2)	$38	$(6)	$102
Effective tax rate	(1)%	13%	0%	12%
The Company’s tax rate is affected by the fact that its parent entity is an Irish resident taxpayer, the tax rates in Ireland and other jurisdictions in which the Company operates, the relative amount of income earned by jurisdiction and the relative amount of losses or income for which no tax benefit or expense was recognized due to a valuation allowance. Due to the COVID-19 pandemic, losses for which no tax benefit was recognized were higher in the nine months ended September 30, 2020 as compared to the previous year. The Company’s effective tax rate is also impacted by the receipt of certain tax incentives and holidays that reduce the effective tax rate for certain subsidiaries below the statutory rate.
The Company’s effective tax rate for the three and nine months ended September 30, 2020 also includes net discrete tax benefits of $38 million and $44 million respectively, primarily related to changes in reserves, provision to return adjustments and the tax impact of certain intragroup reorganizations in the three months ended September 30, 2020 meant to streamline and simplify the Company’s operating and legal structure, which resulted in the recognition of losses for tax purposes. Also included as a discrete item in the effective tax rate for the nine months ended September 30, 2020 is the beneficial impact from the gain on the formation of the Motional autonomous driving joint venture. The tax expense associated with the gain was insignificant as Aptiv’s aggregate autonomous driving assets were exempt from capital gains tax in the jurisdiction from which they were sold. The aggregate autonomous driving assets had been acquired, purchased or developed in taxable transactions in prior periods and reflect changes made to the corporate entity operating structure for intellectual property following the Separation of its former Powertrain Systems segment. The effective tax rate for the three and nine months ended September 30,

2019 includes net discrete tax benefits of $8 million and $39 million, respectively, primarily related to changes in reserves, changes in accruals for unremitted earnings and provision to return adjustments.
Aptiv PLC is an Irish resident taxpayer and not a domestic corporation for U.S. federal income tax purposes. As such, it is not subject to U.S. tax on remitted foreign earnings and, as a result of its capital structure, is also generally not subject to Irish tax on the repatriation of foreign earnings.
Cash paid or withheld for income taxes was $97 million and $125 million for the nine months ended September 30, 2020 and 2019, respectively.

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
Each share of MCPS will mandatorily convert on the mandatory conversion date of June 15, 2023, into between 1.0754 and 1.3173 shares of the Company’s ordinary shares, subject to customary anti-dilution adjustments, and further adjustment if there are any accumulated and unpaid MCPS dividends at the conversion date. The number of the Company’s ordinary shares issuable upon conversion will be determined based on the volume-weighted average price per share of the Company’s ordinary shares over the 20 consecutive trading day period beginning on, and including the 21st scheduled trading day immediately before June 15, 2023. Subject to certain exceptions, at any time prior to June 15, 2023, holders of the MCPS may elect to convert each share into 1.0754 ordinary shares, subject to further anti-dilution adjustments. In the event of a fundamental change, the MCPS will convert at the fundamental change rates specified in the statement of rights, and the holders of the MCPS would be entitled to a fundamental change make-whole dividend.
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
Net Income Per Share
Basic net income per share is computed by dividing net income attributable to ordinary shareholders by the weighted average number of ordinary shares outstanding during the period. Diluted net income per share reflects the weighted average dilutive impact of all potentially dilutive securities from the date of issuance and is computed using the treasury stock and if-converted methods. The if-converted method is used to determine if the impact of conversion of the MCPS into ordinary shares is more dilutive than the MCPS dividends to net income per share. If so, the MCPS are assumed to have been converted at the later of the beginning of the period or the time of issuance, and the resulting ordinary shares are included in the denominator and the MCPS dividends are added back to the numerator. Unless otherwise noted, share and per share amounts included in these notes are on a diluted basis. For the three months ended September 30, 2020, the impact of the MCPS calculated under the if-converted method was anti-dilutive, and as such 13.71 million ordinary shares underlying the MCPS were excluded from the diluted net income per share calculation. For the nine months ended September 30, 2020, the calculation of net income per share includes the dilutive impacts of the MCPS under the if-converted method. For all periods presented, the calculation of net income per share also contemplates the dilutive impacts, if any, of the Company’s share-based compensation plans. Refer to Note 18. Share-Based Compensation for additional information.

Weighted Average Shares
The following table illustrates net income per share attributable to ordinary shareholders and the weighted average shares outstanding used in calculating basic and diluted income per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(in millions, except per share data)
Numerator, basic:
Net income attributable to ordinary shareholders	$283	$246	$1,486	$760
Numerator, diluted:
Net income attributable to Aptiv	$299	$246	$1,505	$760
MCPS dividends (1)	(16)	—	—	—
Numerator, diluted	$283	$246	$1,505	$760
Denominator:
Weighted average ordinary shares outstanding, basic	270.03	255.89	261.22	257.32
Dilutive shares related to restricted stock units (“RSUs”)	0.35	0.55	0.28	0.42
Weighted average MCPS Converted Shares (1)	—	—	5.64	—
Weighted average ordinary shares outstanding, including dilutive shares	270.38	256.44	267.14	257.74

Net income per share attributable to ordinary shareholders:
Basic	$1.05	$0.96	$5.69	$2.95
Diluted	$1.05	$0.96	$5.63	$2.95
(1)For purposes of calculating net income per share under the if-converted method, the Company has included the impact of the MCPS dividends for the three months ended September 30, 2020, as the impact was more dilutive to net income per share than the impact of assuming the conversion of the MCPS into ordinary shares on a weighted average basis. The Company has excluded the impact of the MCPS dividends for the nine months ended September 30, 2020, as the assumed conversion of the MCPS into ordinary shares on a weighted average basis was more dilutive than the impact of the MCPS dividends.
Share Repurchase Programs
In April 2016, the Board of Directors authorized a share repurchase program of up to $1.5 billion of ordinary shares, which commenced in September 2016. This share repurchase program provides for share purchases in the open market or in privately negotiated transactions, depending on share price, market conditions and other factors, as determined by the Company.
A summary of the ordinary shares repurchased during the three and nine months ended September 30, 2020 and 2019 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Total number of shares repurchased	—	538,165	1,059,075	5,020,842
Average price paid per share	$—	$81.27	$53.73	$77.62
Total (in millions)	$—	$44	$57	$390
As of September 30, 2020, approximately $13 million of share repurchases remained available under the April 2016 share repurchase program. All repurchased shares were retired, and are reflected as a reduction of ordinary share capital for the par value of the shares, with the excess applied as reductions to additional paid-in-capital and retained earnings.
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
Dividends
The Company has declared and paid cash dividends per ordinary and preferred share during the periods presented as follows:

	Ordinary Shares		Preferred Shares
	Dividend	Amount	Dividend	Amount
	Per Share	(in millions)	Per Share	(in millions)
2020:
Third quarter	$—	$—	$1.42	$16
Second quarter	—	—	—	—
First quarter	0.22	56	—	—
Total	$0.22	$56	$1.42	$16
2019:
Fourth quarter	$0.22	$56	$—	$—
Third quarter	0.22	56	—	—
Second quarter	0.22	57	—	—
First quarter	0.22	57	—	—
Total	$0.88	$226	$—	$—
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

13. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The changes in accumulated other comprehensive income (loss) attributable to Aptiv (net of tax) for the three and nine months ended September 30, 2020 and 2019 are shown below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(in millions)
Foreign currency translation adjustments:
Balance at beginning of period	$(705)	$(574)	$(597)	$(555)
Aggregate adjustment for the period (1)	90	(107)	(18)	(126)
Balance at end of period	(615)	(681)	(615)	(681)

Gains (losses) on derivatives:
Balance at beginning of period	(64)	(25)	13	(35)
Other comprehensive income (loss) before reclassifications (net tax effect of $0, $1, $0 and $5)	33	(8)	(62)	8
Reclassification to income (net tax effect of $0, $1, $0 and $1)	4	3	22	5
Adoption of ASU 2018-02	—	—	—	(8)
Balance at end of period	(27)	(30)	(27)	(30)

Pension and postretirement plans:
Balance at beginning of period	(125)	(100)	(135)	(104)
Other comprehensive income (loss) before reclassifications (net tax effect of $2, $2, $1 and $2)	(5)	3	(1)	4
Reclassification to income (net tax effect of $1, $0, $3 and $1)	4	2	10	6
Adoption of ASU 2018-02	—	—	—	(1)
Balance at end of period	(126)	(95)	(126)	(95)

Accumulated other comprehensive loss, end of period	$(768)	$(806)	$(768)	$(806)
(1)Includes losses of $54 million and $56 million for the three and nine months ended September 30, 2020, respectively, and gains of $54 million and $62 million for the three and nine months ended September 30, 2019, respectively, related to non-derivative net investment hedges. Refer to Note 14. Derivatives and Hedging Activities for further description of these hedges.

Reclassifications from accumulated other comprehensive income (loss) to income for the three and nine months ended September 30, 2020 and 2019 were as follows:

Reclassification Out of Accumulated Other Comprehensive Income (Loss)
Details About Accumulated Other Comprehensive Income Components	Three Months Ended September 30,		Nine Months Ended September 30,		Affected Line Item in the Statements of Operations
	2020	2019	2020	2019

	(in millions)
Gains (losses) on derivatives:
Commodity derivatives	$—	$(5)	$(11)	$(9)	Cost of sales
Foreign currency derivatives	(4)	3	(11)	5	Cost of sales
	(4)	(2)	(22)	(4)	Income before income taxes
	—	(1)	—	(1)	Income tax benefit (expense)
	(4)	(3)	(22)	(5)	Net income
	—	—	—	—	Net income attributable to noncontrolling interest
	$(4)	$(3)	$(22)	$(5)	Net income attributable to Aptiv

Pension and postretirement plans:
Actuarial losses	$(5)	$(2)	$(13)	$(7)	Other income (expense), net (1)
	(5)	(2)	(13)	(7)	Income before income taxes
	1	—	3	1	Income tax benefit (expense)
	(4)	(2)	(10)	(6)	Net income
	—	—	—	—	Net income attributable to noncontrolling interest
	$(4)	$(2)	$(10)	$(6)	Net income attributable to Aptiv

Total reclassifications for the period	$(8)	$(5)	$(32)	$(11)
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

As of September 30, 2020, the Company had the following outstanding notional amounts related to commodity and foreign currency forward and option contracts designated as cash flow hedges that were entered into to hedge forecasted exposures:

Commodity	Quantity Hedged	Unit of Measure	Notional Amount (Approximate USD Equivalent)

	(in thousands)		(in millions)
Copper	58,112	pounds	$175

Foreign Currency	Quantity Hedged	Unit of Measure	Notional Amount (Approximate USD Equivalent)

	(in millions)
Mexican Peso	10,449	MXN	$465
Chinese Yuan Renminbi	2,367	RMB	350
Euro	192	EUR	225
Polish Zloty	521	PLN	130
As of September 30, 2020, Aptiv has entered into derivative instruments to hedge cash flows extending out to September 2022.
Gains and losses on derivatives qualifying as cash flow hedges are recorded in accumulated OCI, to the extent that hedges are effective, until the underlying transactions are recognized in earnings. Unrealized amounts in accumulated OCI will fluctuate based on changes in the fair value of hedge derivative contracts at each reporting period. Net losses on cash flow hedges included in accumulated OCI as of September 30, 2020 were $7 million (approximately $7 million, net of tax). Of this total, approximately $8 million of losses are expected to be included in cost of sales within the next 12 months and approximately $1 million of gains are expected to be included in cost of sales in subsequent periods. Cash flow hedges are discontinued when Aptiv determines it is no longer probable that the originally forecasted transactions will occur. Cash flows from derivatives used to manage commodity and foreign exchange risks designated as cash flow hedges are classified as operating activities within the consolidated statements of cash flows.
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
The Company previously entered into a series of forward contracts, each of which were designated as net investment hedges of the foreign currency exposure of the Company’s investments in certain Chinese Yuan Renminbi (“RMB”)-denominated subsidiaries. During the nine months ended September 30, 2020, the Company received $1 million at settlement related to this series of forward contracts which matured during the period. During the three and nine months ended September 30, 2019, the Company received $2 million and $1 million, respectively, at settlement related to these series of forward contracts which matured throughout each respective period. Refer to the tables below for details of the fair value recorded in the consolidated balance sheets and the effects recorded in the consolidated statements of operations and consolidated statements of comprehensive income related to these derivative instruments.
The Company has designated the €700 million 2015 Euro-denominated Senior Notes and the €500 million 2016 Euro-denominated Senior Notes, as more fully described in Note 8. Debt, as net investment hedges of the foreign currency exposure of its investments in certain Euro-denominated subsidiaries. Due to changes in the value of the Euro-denominated debt instruments designated as net investment hedges, during the three and nine months ended September 30, 2020, $54 million and $56 million of losses, respectively, were recognized within the cumulative translation adjustment component of OCI. During the three and nine months ended September 30, 2019, $54 million and $62 million of gains, respectively, were recognized within the cumulative translation adjustment component of OCI. Included in accumulated OCI related to these net investment hedges were cumulative losses of $77 million and $21 million as of September 30, 2020 and December 31, 2019, respectively.
Derivatives Not Designated as Hedges
In certain occasions the Company enters into certain foreign currency and commodity contracts that are not designated as hedges. When hedge accounting is not applied to derivative contracts, gains and losses are recorded to other income (expense), net and cost of sales in the consolidated statements of operations.
Fair Value of Derivative Instruments in the Balance Sheet
The fair value of derivative financial instruments recorded in the consolidated balance sheets as of September 30, 2020 and December 31, 2019 are as follows:

	Asset Derivatives		Liability Derivatives		Net Amounts of Assets and (Liabilities) Presented in the Balance Sheet
	Balance Sheet Location	September 30, 2020	Balance Sheet Location	September 30, 2020	September 30, 2020

	(in millions)
Derivatives designated as cash flow hedges:
Commodity derivatives	Other current assets	$10	Accrued liabilities	$—
Foreign currency derivatives*	Accrued liabilities	5	Accrued liabilities	26	$(21)
Commodity derivatives	Other long-term assets	6	Other long-term liabilities	—
Foreign currency derivatives*	Other long-term assets	2	Other long-term assets	2	—
Foreign currency derivatives*	Other long-term liabilities	1	Other long-term liabilities	4	(3)
Total derivatives designated as hedges		$24		$32

Derivatives not designated:
Foreign currency derivatives*	Other current assets	$2	Other current assets	$—	2
Total derivatives not designated as hedges		$2		$—

	Asset Derivatives		Liability Derivatives		Net Amounts of Assets and (Liabilities) Presented in the Balance Sheet
	Balance Sheet Location	December 31, 2019	Balance Sheet Location	December 31, 2019	December 31, 2019

	(in millions)
Derivatives designated as cash flow hedges:
Commodity derivatives	Other current assets	$1	Accrued liabilities	$3
Foreign currency derivatives*	Other current assets	35	Other current assets	6	$29
Commodity derivatives	Other long-term assets	2	Other long-term liabilities	—
Foreign currency derivatives*	Other long-term assets	8	Other long-term assets	2	6
Total derivatives designated as hedges		$46		$11

Derivatives not designated:
Foreign currency derivatives*	Accrued liabilities	$—	Accrued liabilities	$1	(1)
Total derivatives not designated as hedges		$—		$1
*    Derivative instruments within this category are subject to master netting arrangements and are presented on a net basis in the consolidated balance sheets in accordance with accounting guidance related to the offsetting of amounts related to certain contracts.

The fair value of Aptiv’s derivative financial instruments was in a net liability position as of September 30, 2020 and a net asset position as of December 31, 2019.
Effect of Derivatives on the Statements of Operations and Statements of Comprehensive Income
The pre-tax effect of derivative financial instruments in the consolidated statements of operations and consolidated statements of comprehensive income for the three and nine months ended September 30, 2020 and 2019 is as follows:

Three Months Ended September 30, 2020	Gain Recognized in OCI	Loss Reclassified from OCI into Income

	(in millions)
Derivatives designated as cash flow hedges:
Commodity derivatives	$18	$—
Foreign currency derivatives	15	(4)
Total	$33	$(4)

Gain Recognized in Income

(in millions)
Derivatives not designated:
Foreign currency derivatives	$—
Total	$—

Three Months Ended September 30, 2019	(Loss) Gain Recognized in OCI	(Loss) Gain Reclassified from OCI into Income

	(in millions)
Derivatives designated as cash flow hedges:
Commodity derivatives	$(11)	$(5)
Foreign currency derivatives	2	3
Derivatives designated as net investment hedges:
Foreign currency derivatives	2	—
Total	$(7)	$(2)

Loss Recognized in Income

(in millions)
Derivatives not designated:
Foreign currency derivatives	$(1)
Total	$(1)

Nine Months Ended September 30, 2020	Gain (Loss) Recognized in OCI	Loss Reclassified from OCI into Income

	(in millions)
Derivatives designated as cash flow hedges:
Commodity derivatives	$7	$(11)
Foreign currency derivatives	(70)	(11)
Derivatives designated as net investment hedges:
Foreign currency derivatives	1	—
Total	$(62)	$(22)

Loss Recognized in Income

(in millions)
Derivatives not designated:
Foreign currency derivatives	$(4)
Total	$(4)

Nine Months Ended September 30, 2019	(Loss) Gain Recognized in OCI	(Loss) Gain Reclassified from OCI into Income

	(in millions)
Derivatives designated as cash flow hedges:
Commodity derivatives	$(9)	$(9)
Foreign currency derivatives	21	5
Derivatives designated as net investment hedges:
Foreign currency derivatives	1	—
Total	$13	$(4)

Gain Recognized in Income

(in millions)
Derivatives not designated:
Foreign currency derivatives	$—
Total	$—
The gain or loss recognized in income for designated and non-designated derivative instruments was recorded to cost of sales and other income (expense), net in the consolidated statements of operations for the three and nine months ended September 30, 2020 and 2019, respectively.

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
As of September 30, 2020 and December 31, 2019, Aptiv was in a net derivative liability position of $6 million and a net derivative asset position of $34 million, respectively, and no significant adjustments were recorded for nonperformance risk based on the application of peer companies’ CDS rates, evaluation of our own nonperformance risk and because Aptiv’s exposures were to counterparties with investment grade credit ratings. Refer to Note 14. Derivatives and Hedging Activities for further information regarding derivatives.
Contingent consideration—The liability for contingent consideration is estimated as of the date of the acquisition and is recorded as part of the purchase price, and is subsequently re-measured to fair value at each reporting date, based on a probability-weighted analysis using a rate that reflects the uncertainty surrounding the expected outcomes, which the Company believes is appropriate and representative of market participant assumptions. The measurement of the liability for contingent consideration is based on significant inputs that are not observable in the market, and is therefore classified as a Level 3 measurement in accordance with ASC Topic 820-10-35. Examples of utilized unobservable inputs are estimated future earnings or milestone achievements of the acquired businesses and applicable discount rates. The estimate of the liability may fluctuate if there are changes in the actual or forecasted inputs utilized or in the discount rates used to determine the present value of contingent future cash flows. The Company regularly reviews these assumptions and makes adjustments to the fair value measurements as required by facts and circumstances. As of September 30, 2020, the Company has determined that all earn-out provisions have been achieved under existing agreements.
As of September 30, 2020 and December 31, 2019, the liability for contingent consideration was $52 million (of which $20 million was classified within other current liabilities and $32 million was classified within other long-term liabilities) and $51 million (of which $16 million was classified within other current liabilities and $35 million was classified within other long-term liabilities), respectively, representing the maximum required amounts to be paid under existing agreements. Adjustments to this liability for interest accretion are recognized in interest expense, and any other changes in the fair value of this liability are recognized within other income (expense), net in the consolidated statements of operations.
The changes in the contingent consideration liability classified as a Level 3 measurement for the nine months ended September 30, 2020 were as follows:

Contingent Consideration Liability

(in millions)
Fair value at beginning of period	$51
Additions	—
Payments	—
Interest accretion	1
Fair value at end of period	$52
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
As of September 30, 2020 and December 31, 2019, Aptiv had the following assets measured at fair value on a recurring basis:

	Total	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3

	(in millions)
As of September 30, 2020:
Commodity derivatives	$16	$—	$16	$—
Foreign currency derivatives	2	—	2	—
Total	$18	$—	$18	$—
As of December 31, 2019:
Commodity derivatives	$3	$—	$3	$—
Foreign currency derivatives	35	—	35	—
Total	$38	$—	$38	$—

As of September 30, 2020 and December 31, 2019, Aptiv had the following liabilities measured at fair value on a recurring basis:

	Total	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3

	(in millions)
As of September 30, 2020:
Foreign currency derivatives	$24	$—	$24	$—
Contingent consideration	52	—	—	52
Total	$76	$—	$24	$52
As of December 31, 2019:
Commodity derivatives	$3	$—	$3	$—
Foreign currency derivatives	1	—	1	—
Contingent consideration	51	—	—	51
Total	$55	$—	$4	$51
Non-derivative financial instruments—Aptiv’s non-derivative financial instruments include cash and cash equivalents, accounts and notes receivable, accounts payable, as well as debt, which consists of its accounts receivable factoring arrangement, finance leases and other debt issued by Aptiv’s non-U.S. subsidiaries, the Revolving Credit Facility, the Tranche A Term Loan and all series of outstanding senior notes. The fair value of debt is based on quoted market prices for instruments with public market data or significant other observable inputs for instruments without a quoted public market price (Level 2). As of September 30, 2020 and December 31, 2019, total debt was recorded at $4,034 million and $4,364 million, respectively, and had estimated fair values of $4,321 million and $4,593 million, respectively. For all other financial instruments recorded at September 30, 2020 and December 31, 2019, fair value approximates book value.
Fair Value Measurements on a Nonrecurring Basis
In addition to items that are measured at fair value on a recurring basis, Aptiv also has items in its balance sheet that are measured at fair value on a nonrecurring basis. As these items are not measured at fair value on a recurring basis, they are not included in the tables above. Nonfinancial assets and liabilities that are measured at fair value on a nonrecurring basis include certain long-lived assets, assets held for sale, equity investments, intangible assets, asset retirement obligations, share-based compensation and liabilities for exit or disposal activities measured at fair value upon initial recognition. Aptiv recorded non-cash asset impairment charges totaling $4 million for the nine months ended September 30, 2020 and $1 million and $3 million for the three and nine months ended September 30, 2019, respectively, within costs of sales related to declines in the fair values of certain fixed assets. During the nine months ended September 30, 2019, Aptiv recorded non-cash asset impairment charges totaling $8 million within amortization related to declines in the fair values of certain intangible assets. Fair value of long-lived and intangible assets is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved and a review of appraisals or other market indicators and management estimates. As such, Aptiv has determined that the fair value measurements of long-lived and intangible assets fall in Level 3 of the fair value hierarchy.

16. OTHER INCOME, NET
Other income (expense), net included:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(in millions)
Interest income	$2	$3	$6	$11
Loss on modification of debt	—	—	(4)	—
Loss on extinguishment of debt	—	—	—	(6)
Components of net periodic benefit cost other than service cost (Note 9)	(6)	(5)	(16)	(15)
Change in fair value of equity investments (Note 17)	—	—	—	19
Other, net	5	9	8	20
Other income (expense), net	$1	$7	$(6)	$29

As further discussed in Note 8. Debt, during the nine months ended September 30, 2020, Aptiv recorded a loss on debt modification of $4 million, in conjunction with the May 2020 Amendment to the Credit Agreement.
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

17. ACQUISITIONS AND DIVESTITURES
Acquisition of Dynawave Inc.
On August 4, 2020, Aptiv acquired 100% of the equity interests of Dynawave Inc. (“Dynawave”), a specialized manufacturer of custom-engineered interconnect solutions for a wide range of industries, for total consideration of $22 million. The results of the operations of Dynawave are reported within the Signal and Power Solutions segment from the date of the acquisition. The Company acquired Dynawave utilizing cash on hand.
The acquisition was accounted for as a business combination, with the total purchase price allocated on a preliminary basis using information available, in the third quarter of 2020. The preliminary purchase price and related allocation to the acquired net assets of Dynawave based on their estimated fair values is shown below (in millions):
Assets acquired and liabilities assumed

Purchase price, cash consideration, net of cash acquired	$22

Intangible assets	$7
Other assets, net	5
Identifiable net assets acquired	12
Goodwill resulting from purchase	10
Total purchase price allocation	$22
Intangible assets primarily include amounts recognized for the fair value of customer-based assets, which will be amortized over their estimated useful lives of approximately 9 years. The estimated fair value of these assets was based on third-party valuations and management’s estimates, generally utilizing income and market approaches. Goodwill recognized in this transaction is primarily attributable to synergies expected to arise after the acquisition and the assembled workforce of Dynawave, and is not deductible for tax purposes.
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
As of September 30, 2020, the Company had the following technology investments, which are classified within other long-term assets in the consolidated balance sheets:

Investment Name	Segment	Investment Date	Investment (in millions)
Krono-Safe, SAS	Advanced Safety and User Experience	Q4 2019	$6
Affectiva, Inc.	Advanced Safety and User Experience	Q4 2018	15
Innoviz Technologies	Advanced Safety and User Experience	Q3 2017	15
LeddarTech, Inc.	Advanced Safety and User Experience	Q3 2017	10
Valens Semiconductor Ltd.	Signal and Power Solutions	Q2 2017	10
Otonomo Technologies Ltd.	Advanced Safety and User Experience	Q1 2017; Q1 2019	37
Quanergy Systems, Inc	Advanced Safety and User Experience	Q2 2015; Q1 2016	6
Other investments	Advanced Safety and User Experience	Q4 2018; Q3 2019; Q3 2020	3
			$102
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
Autonomous Driving Joint Venture
On March 26, 2020, Aptiv completed the transaction with Hyundai Motor Group (“Hyundai”) to form a new joint venture focused on the design, development and commercialization of autonomous driving technologies. The joint venture operates globally under the newly created Motional brand name. Under the terms of the agreement, Aptiv contributed to the joint venture autonomous driving technology, intellectual property and approximately 700 employees for a 50% ownership interest in the newly formed entity. Hyundai contributed to the joint venture approximately $1.6 billion in cash, along with vehicle engineering services, research and development resources and access to intellectual property for a 50% ownership interest in the newly formed entity. As a result, subsequent to the closing of the transaction, the newly formed joint venture is expected to fund all of its future operating expenses and investments in autonomous driving technologies for the foreseeable future. Consequently, Aptiv is no longer required to fund these investments and expenses, which approximated $180 million for the year ended December 31, 2019 prior to the joint venture formation. Upon closing of the transaction, Aptiv deconsolidated the carrying value of the associated assets and liabilities contributed to the joint venture, previously classified as held for sale, and recognized an asset of approximately $2.0 billion within Investments in affiliates in the consolidated balance sheet, based on the preliminary fair value of its investment in the newly formed joint venture. The Company recognized a pre-tax gain of approximately $1.4 billion in the consolidated statement of operations (approximately $5.39 per diluted share during the nine months ended September 30, 2020), net of transaction costs of $22 million, based on the difference between the carrying value of its contribution to the joint venture and the preliminary fair value of its investment in the newly formed entity. The estimated fair value of Aptiv’s ownership interest in the newly formed joint venture was determined primarily based on third-party valuations and management estimates, generally utilizing income and market approaches. The estimated fair value is preliminary and could be revised as a result of additional information obtained or adjustments made due to the completion of independent appraisals and valuations. The effects of this transaction would not materially impact the Company’s reported results for any period presented, and the transaction did not meet the criteria to be reflected as a discontinued operation.
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
As a result of the completion of the transaction on March 26, 2020, there were no assets or liabilities held for sale as of September 30, 2020. The following table summarizes the carrying value of the major classes of assets and liabilities held for sale as of December 31, 2019:

December 31, 2019

(in millions)
Cash and cash equivalents	$1
Accounts receivable, net	1
Property, net	64
Operating lease right-of-use assets	12
Intangible assets, net	126
Goodwill	318
Other assets	10
Total assets held for sale	$532

Accounts payable	$9
Accrued liabilities	19
Long-term operating lease liabilities	10
Other liabilities	5
Total liabilities held for sale	$43
The pre-tax loss of Aptiv’s autonomous driving operations that were contributed to the joint venture on March 26, 2020, included within Aptiv’s consolidated operating results, was $41 million for the nine months ended September 30, 2020 and $41 million and $126 million for the three and nine months ended September 30, 2019, respectively.

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
A summary of RSU activity, including award grants, vesting and forfeitures is provided below:

	RSUs	Weighted Average Grant Date Fair Value
	(in thousands)
Nonvested, January 1, 2020	1,822	$89.32
Granted	869	81.01
Vested	(492)	80.65
Forfeited	(168)	82.40
Nonvested, September 30, 2020	2,031	88.43
Aptiv recognized compensation expense of $12 million ($12 million, net of tax) and $7 million ($7 million, net of tax) based on the Company’s best estimate of ultimate performance against the respective targets during the three months ended September 30, 2020 and 2019, respectively. Aptiv recognized compensation expense of $24 million ($24 million, net of tax) and $43 million ($42 million, net of tax) based on the Company’s best estimate of ultimate performance against the respective targets during the nine months ended September 30, 2020 and 2019, respectively. Aptiv will continue to recognize compensation expense, based on the grant date fair value of the awards applied to the Company’s best estimate of ultimate performance against the respective targets, over the requisite vesting periods of the awards. Based on the grant date fair value of the awards and the Company’s best estimate of ultimate performance against the respective targets as of September 30, 2020, unrecognized compensation expense on a pre-tax basis of approximately $70 million is anticipated to be recognized over a weighted average period of approximately 2 years. For the nine months ended September 30, 2020 and 2019, approximately $33 million and $34 million, respectively, of cash was paid and reflected as a financing activity in the statements of cash flows related to the tax withholding for vested RSUs.

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
Included below are sales and operating data for Aptiv’s segments for the three and nine months ended September 30, 2020 and 2019, as well as balance sheet data as of September 30, 2020 and December 31, 2019.

	Signal and Power Solutions	Advanced Safety and User Experience	Eliminations and Other (1)	Total

	(in millions)
For the Three Months Ended September 30, 2020:
Net sales	$2,656	$1,020	$(8)	$3,668
Depreciation and amortization	$149	$43	$—	$192
Adjusted operating income	$322	$67	$—	$389
Operating income	$311	$53	$—	$364
Equity income (loss), net of tax	$6	$(30)	$—	$(24)
Net income attributable to noncontrolling interest	$6	$—	$—	$6

	Signal and Power Solutions	Advanced Safety and User Experience	Eliminations and Other (1)	Total

	(in millions)
For the Three Months Ended September 30, 2019:
Net sales	$2,584	$985	$(10)	$3,559
Depreciation and amortization	$134	$44	$—	$178
Adjusted operating income	$350	$60	$—	$410
Operating income	$292	$28	$—	$320
Equity income, net of tax	$5	$—	$—	$5
Net income attributable to noncontrolling interest	$6	$—	$—	$6

	Signal and Power Solutions	Advanced Safety and User Experience	Eliminations and Other (1)	Total

	(in millions)
For the Nine Months Ended September 30, 2020:
Net sales	$6,421	$2,452	$(19)	$8,854
Depreciation and amortization	$431	$125	$—	$556
Adjusted operating income (loss)	$404	$(13)	$—	$391
Operating income (2)	$302	$1,370	$—	$1,672
Equity income (loss), net of tax	$12	$(52)	$—	$(40)
Net income attributable to noncontrolling interest	$2	$—	$—	$2

	Signal and Power Solutions	Advanced Safety and User Experience	Eliminations and Other (1)	Total

	(in millions)
For the Nine Months Ended September 30, 2019:
Net sales	$7,731	$3,058	$(28)	$10,761
Depreciation and amortization	$401	$138	$—	$539
Adjusted operating income	$970	$190	$—	$1,160
Operating income	$851	$101	$—	$952
Equity income, net of tax	$12	$—	$—	$12
Net income attributable to noncontrolling interest	$8	$—	$—	$8
(1)Eliminations and Other includes the elimination of inter-segment transactions.
(2)Includes a pre-tax gain of $1.4 billion within Advanced Safety and User Experience for the completion of the Motional autonomous driving joint venture. Refer to Note 17. Acquisitions and Divestitures for additional information.

	Signal and Power Solutions	Advanced Safety and User Experience	Eliminations and Other (1)	Total

	(in millions)
Balance as of September 30, 2020:
Investment in affiliates (2)	$99	$1,948	$—	$2,047
Goodwill	$2,452	$27	$—	$2,479
Total segment assets (2)	$12,548	$6,994	$(3,098)	$16,444
Balance as of December 31, 2019:
Investment in affiliates	$106	$—	$—	$106
Goodwill	$2,381	$26	$—	$2,407
Total segment assets	$12,726	$4,988	$(4,255)	$13,459
(1)Eliminations and Other includes the elimination of inter-segment transactions.
(2)Includes $2.0 billion within Advanced Safety and User Experience for the preliminary fair value of the investment in the Motional autonomous driving joint venture reduced by an equity loss, net of tax, of $52 million recognized by the joint venture subsequent to its formation in March 2020 for the nine months ended September 30, 2020. Refer to Note 17. Acquisitions and Divestitures for additional information.

The reconciliation of Adjusted Operating Income (Loss) to operating income includes, as applicable, restructuring, other acquisition and portfolio project costs (which includes costs incurred to integrate acquired businesses and to plan and execute product portfolio transformation actions, including business and product acquisitions and divestitures), asset impairments, gains (losses) on business divestitures and other transactions and deferred compensation related to acquisitions. The reconciliations of Adjusted Operating Income (Loss) to net income attributable to Aptiv for the three and nine months ended September 30, 2020 and 2019 are as follows:

	Signal and Power Solutions	Advanced Safety and User Experience	Eliminations and Other	Total

	(in millions)
For the Three Months Ended September 30, 2020:
Adjusted operating income	$322	$67	$—	$389
Restructuring	(9)	(9)	—	(18)
Other acquisition and portfolio project costs	(2)	(1)	—	(3)
Deferred compensation related to nuTonomy acquisition	—	(4)	—	(4)
Operating income	$311	$53	$—	364
Interest expense				(38)
Other income, net				1
Income before income taxes and equity income				327
Income tax benefit				2
Equity loss, net of tax				(24)
Net income				305
Net income attributable to noncontrolling interest				6
Net income attributable to Aptiv				$299

	Signal and Power Solutions	Advanced Safety and User Experience	Eliminations and Other	Total

	(in millions)
For the Three Months Ended September 30, 2019:
Adjusted operating income	$350	$60	$—	$410
Restructuring	(46)	(15)	—	(61)
Other acquisition and portfolio project costs	(11)	(6)	—	(17)
Asset impairments	(1)	—	—	(1)
Deferred compensation related to nuTonomy acquisition	—	(11)	—	(11)
Operating income	$292	$28	$—	320
Interest expense				(42)
Other income, net				7
Income before income taxes and equity income				285
Income tax expense				(38)
Equity income, net of tax				5
Net income				252
Net income attributable to noncontrolling interest				6
Net income attributable to Aptiv				$246

	Signal and Power Solutions	Advanced Safety and User Experience	Eliminations and Other	Total

	(in millions)
For the Nine Months Ended September 30, 2020:
Adjusted operating income (loss)	$404	$(13)	$—	$391
Restructuring	(88)	(30)	—	(118)
Other acquisition and portfolio project costs	(10)	(9)	—	(19)
Asset impairments	(4)	—	—	(4)
Deferred compensation related to nuTonomy acquisition	—	(12)	—	(12)
Gain on business divestitures and other transactions	—	1,434	—	1,434
Operating income	$302	$1,370	$—	1,672
Interest expense				(125)
Other expense, net				(6)
Income before income taxes and equity income				1,541
Income tax benefit				6
Equity loss, net of tax				(40)
Net income				1,507
Net income attributable to noncontrolling interest				2
Net income attributable to Aptiv				$1,505

	Signal and Power Solutions	Advanced Safety and User Experience	Eliminations and Other	Total

	(in millions)
For the Nine Months Ended September 30, 2019:
Adjusted operating income	$970	$190	$—	$1,160
Restructuring	(88)	(30)	—	(118)
Other acquisition and portfolio project costs	(29)	(16)	—	(45)
Asset impairments	(2)	(9)	—	(11)
Deferred compensation related to nuTonomy acquisition	—	(34)	—	(34)
Operating income	$851	$101	$—	952
Interest expense				(123)
Other income, net				29
Income before income taxes and equity income				858
Income tax expense				(102)
Equity income, net of tax				12
Net income				768
Net income attributable to noncontrolling interest				8
Net income attributable to Aptiv				$760

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
Nature of Goods and Services
The principal activity from which the Company generates its revenue is the manufacturing of production parts for OEM customers. Aptiv recognizes revenue for production parts at a point in time, rather than over time, as the performance obligation is satisfied when customers obtain control of the product upon title transfer and not as the product is manufactured or developed. Although production parts are highly customized with no alternative use, Aptiv does not have an enforceable right to payment as customers have the right to cancel a product program without a notification period. The amount of revenue recognized is based on the purchase order price and adjusted for revenue allocated to variable consideration (i.e. estimated rebates and price discounts), as applicable. Customers typically pay for production parts based on customary business practices with payment terms averaging 60 days.
Disaggregation of Revenue
Revenue generated from Aptiv’s operating segments is disaggregated by primary geographic market in the following tables for the three and nine months ended September 30, 2020 and 2019. Information concerning geographic market reflects the manufacturing location.

For the Three Months Ended September 30, 2020:	Signal and Power Solutions	Advanced Safety and User Experience	Eliminations and Other	Total

	(in millions)
Geographic Market
North America	$1,036	$281	$(1)	$1,316
Europe, Middle East and Africa	756	460	(3)	1,213
Asia Pacific	811	279	(4)	1,086
South America	53	—	—	53
Total net sales	$2,656	$1,020	$(8)	$3,668

For the Three Months Ended September 30, 2019:	Signal and Power Solutions	Advanced Safety and User Experience	Eliminations and Other	Total

	(in millions)
Geographic Market
North America	$1,062	$308	$(1)	$1,369
Europe, Middle East and Africa	734	421	(4)	1,151
Asia Pacific	724	256	(5)	975
South America	64	—	—	64
Total net sales	$2,584	$985	$(10)	$3,559

For the Nine Months Ended September 30, 2020:	Signal and Power Solutions	Advanced Safety and User Experience	Eliminations and Other	Total

	(in millions)
Geographic Market
North America	$2,442	$669	$(2)	$3,109
Europe, Middle East and Africa	1,901	1,115	(7)	3,009
Asia Pacific	1,951	668	(10)	2,609
South America	127	—	—	127
Total net sales	$6,421	$2,452	$(19)	$8,854

For the Nine Months Ended September 30, 2019:	Signal and Power Solutions	Advanced Safety and User Experience	Eliminations and Other	Total

	(in millions)
Geographic Market
North America	$3,250	$954	$(2)	$4,202
Europe, Middle East and Africa	2,293	1,324	(9)	3,608
Asia Pacific	2,000	776	(17)	2,759
South America	188	4	—	192
Total net sales	$7,731	$3,058	$(28)	$10,761
Contract Balances
Consistent with the recognition of production parts revenue at a point in time as title transfers to the customer, Aptiv has no contract assets or contract liabilities balances as of September 30, 2020 or December 31, 2019.

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
Costs to Obtain a Contract
From time to time, Aptiv makes payments to customers in conjunction with ongoing business. These payments to customers are generally recognized as a reduction to revenue at the time of the commitment to make these payments. However, certain other payments to customers, or upfront fees, meet the criteria to be considered a cost to obtain a contract as they are directly attributable to a contract, are incremental and management expects the fees to be recoverable. As of September 30, 2020 and December 31, 2019, Aptiv has recorded $118 million (of which $25 million was classified within other current assets and $93 million was classified within other long-term assets) and $99 million (of which $20 million was classified within other current assets and $79 million was classified within other long-term assets), respectively, related to these capitalized upfront fees.
Capitalized upfront fees are amortized to revenue based on the transfer of goods and services to the customer for which the upfront fees relate, which typically range from three to five years. There have been no impairment losses in relation to the costs capitalized. The amount of amortization to net sales was $4 million and $2 million for the three months ended September 30, 2020 and 2019, respectively, and $13 million and $7 million for the nine months ended September 30, 2020 and 2019, respectively.

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
Related Party Lease Agreement
In connection with the closing of the Motional autonomous driving joint venture, as further discussed in Note 17. Acquisitions and Divestitures, Aptiv agreed to sublease certain office space to Motional, which has a remaining lease term of approximately 8 years as of September 30, 2020. Total income under the agreement was $1 million and $2 million during the three and nine months ended September 30, 2020, respectively. The sublease income and Aptiv’s associated operating lease cost are recorded to cost of sales in the consolidated statement of operations. The Company believes the terms of the lease agreement have not significantly been affected by the fact the Company and the lessee are related parties.

The components of lease expense were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(in millions)
Lease cost:
Finance lease cost:
Amortization of right-of-use assets	$1	$2	$3	$3
Interest on lease liabilities	—	—	1	1
Total finance lease cost	1	2	4	4
Operating lease cost	28	28	82	84
Short-term lease cost	4	4	11	10
Variable lease cost	—	1	—	2
Sublease income (1)	(1)	—	(2)	—
Total lease cost	$32	$35	$95	$100
(1)Sublease income excludes rental income from owned properties of $3 million and $8 million for the three and nine months ended September 30, 2020, respectively, and $3 million and $9 million three and nine months ended September 30, 2019, respectively, which is included in other income, net.
Supplemental cash flow and other information related to leases was as follows:

	Nine Months Ended September 30,
	2020	2019

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for finance leases	$1	$1
Operating cash flows for operating leases	78	85
Financing cash flows for finance leases	3	2
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$21	$76
Finance leases	1	5

Supplemental balance sheet information related to leases was as follows:

	September 30, 2020	December 31, 2019

	(dollars in millions)
Operating leases:
Operating lease right-of-use assets	$375	$413
Accrued liabilities (Note 5)	$96	$94
Long-term operating lease liabilities	294	329
Total operating lease liabilities	$390	$423

Finance leases:
Property and equipment	$31	$30
Less: accumulated depreciation	(12)	(9)
Total property, net	$19	$21
Short-term debt (Note 8)	$4	$4
Long-term debt (Note 8)	15	18
Total finance lease liabilities	$19	$22

Weighted average remaining lease term:
Operating leases	6 years	6 years
Finance leases	6 years	6 years

Weighted average discount rate:
Operating leases	3.25%	3.50%
Finance leases	3.50%	4.00%
Additionally, the Company reclassified $12 million of operating lease right-of-use assets and $13 million of operating lease liabilities as held for sale in the consolidated balance sheet as of December 31, 2019. Refer to Note 17. Acquisitions and Divestitures for further information regarding the Company's assets and liabilities held for sale.
Maturities of lease liabilities were as follows:

	Operating Leases	Finance Leases

	(in millions)
As of September 30, 2020:
2020 (remaining as of September 30, 2020)	$28	$2
2021	103	6
2022	85	4
2023	63	3
2024	44	2
Thereafter	107	5
Total lease payments	430	22
Less: imputed interest	(40)	(3)
Total	$390	$19
As of September 30, 2020, the Company has entered into additional operating leases, primarily for real estate, that have not yet commenced of approximately $35 million. These operating leases are anticipated to commence primarily in 2021 with lease terms of 5 to 10 years.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following management’s discussion and analysis of financial condition and results of operations (“MD&A”) is intended to help you understand the business operations and financial condition of the Company for the three and nine months ended September 30, 2020. This discussion should be read in conjunction with Item 1. Financial Statements. Our MD&A is presented in eight sections:
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
Our total net sales during the three and nine months ended September 30, 2020 were $3.7 billion and $8.9 billion, an increase of 3% and a decrease of 18% compared to the same periods of 2019, respectively. Our overall volumes increased 4% for the three months ended September 30, 2020, despite global vehicle production declines of 4% (4% on an Aptiv weighted market basis, which represents global vehicle production weighted to the geographic regions in which the Company generates its revenue, “AWM”). Our overall volumes decreased 15% for the nine months ended September 30, 2020, primarily due to the impacts of the COVID-19 pandemic, which also resulted in global vehicle production declines of 23% (26% on an AWM basis). The adverse impacts of the pandemic, which primarily affected the first half of 2020, have included extended work stoppages and travel restrictions at our facilities and those of our customers and suppliers, decreases in consumer demand and vehicle production schedules, disruptions to our supply chain and other adverse global economic impacts, particularly those resulting from temporary governmental “lock-down” orders for all non-essential activities, initially in the first quarter in China and subsequently in Europe and North America. During the third quarter of 2020, many of these impacts abated, resulting in increased sales and profitability from the levels observed earlier in the year. However, due to the continuing uncertainties surrounding the impacts of the COVID-19 pandemic and resulting potential future governmental actions and economic impacts, it is possible that these adverse impacts could reoccur, resulting in further adverse impacts on our future operating earnings and cash flows.
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
Trends, Uncertainties and Opportunities
COVID-19 pandemic. The global spread of COVID-19, which originated in late 2019 and was later declared a pandemic by the World Health Organization in March 2020, has negatively impacted the global economy, disrupted supply chains and created significant volatility in global financial markets. Most notably with respect to the automotive industry, we experienced extended work stoppages in China during the first quarter of 2020, where we have a major manufacturing base, and the subsequent suspension of vehicle production by our OEM customers in North America and Europe, which combined accounts for approximately 70% of our annual net sales, as the pandemic spread to those regions and governmental authorities initiated “lock-down” orders for all non-essential activities. The work stoppages began to abate in China in March, and North America and Europe OEM production restarted sporadically in the second quarter, however the risk of renewed government “lock-down” orders resulting in further work stoppages remains. Although we have taken decisive actions to enhance our financial flexibility and minimize the impact on our business, such as the ramping down of certain production facilities in response to customer plant closures and changes in vehicle production schedules, imposing certain travel restrictions, suspending our ordinary share cash dividend, issuing $2.3 billion combined of preferred and ordinary shares, extending substantially all of our existing Credit Agreement’s maturity to August 2022, and actively managing costs, capital spending and working capital to further strengthen our liquidity, the ultimate impact to our business continues to remain uncertain. During the nine months ended September 30, 2020, our net sales were adversely impacted by volume decreases of approximately 15%, primarily due to the impacts resulting from the COVID-19 pandemic, which included extended work stoppages and travel restrictions at our facilities and those of our customers and suppliers, decreases in consumer demand and vehicle production schedules, disruptions to our supply chain and other resultant adverse global economic impacts. During the three months ended September 30, 2020, many of the adverse impacts of the pandemic abated, as our net sales increased 3%, which included an overall volume increase of 4%. Despite this, we are unable to predict the ultimate impact to our business due to a number of evolving factors, including the duration and spread of the pandemic, the impact of the pandemic on economic activity, consumer demand and vehicle production schedules, and the actions of governmental authorities across the globe. Furthermore, in late October 2020, certain European countries began to initiate new governmental restrictions in response to renewed pandemic impacts and concerns, which may adversely impact future operating earnings and cash flows. We continue to actively monitor the ongoing potential impacts of COVID-19 and will seek to aggressively mitigate and minimize its impact on our business.
Economic conditions. Our business is directly related to automotive sales and automotive vehicle production by our customers. Automotive sales depend on a number of factors, including global and regional economic conditions. Global automotive vehicle production decreased 6% from 2018 to 2019, representing automotive vehicle production declines across all major regions during 2019. Compared to 2018, vehicle production in 2019 decreased by 9% in China, 4% in North America, 4% in Europe and 4% in South America, our smallest region. Global automotive vehicle production has continued to decline through the third quarter of 2020, primarily due to the adverse global economic impacts and uncertainty caused by the worldwide spread of the COVID-19 pandemic. Compared to 2019, vehicle production in the first nine months of 2020 decreased by 23% and is currently anticipated to decrease significantly for the full year of 2020, although the extent to which the COVID-19 pandemic will impact global and regional automotive vehicle production for the remainder of 2020 and beyond remains highly uncertain.
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
Key growth markets. There have been periods of increased market volatility and moderation in the level of economic growth in China, which resulted in periods of lower automotive production growth rates in China than those previously experienced, as evidenced by the reduction in volumes in the region during the year ended December 31, 2019. In addition, while automotive vehicle production in China increased by 11% in the third quarter of 2020 as compared to 2019, production still experienced a decrease of 8% during the first nine months of 2020 as compared to 2019. Production is currently anticipated to decrease significantly in China for the full year of 2020, primarily as a result of the COVID-19 pandemic. Despite these vehicle production declines and the recent moderation in the level of economic growth in China, rising income levels in China and other key growth markets are expected to result in stronger growth rates in these markets over the long-term. Our strong global presence, and presence in these markets, has positioned us to experience above-market growth rates over the long-term. We continue to expand our established presence in key growth markets, positioning us to benefit from the expected long-term growth opportunities in these regions. We are capitalizing on our long-standing relationships with the global OEMs and further enhancing our positions with the key growth market OEMs to continue expanding our worldwide leadership. We continue to build upon our extensive geographic reach to capitalize on fast-growing automotive markets. We believe that our presence in best cost countries positions us to realize incremental margin improvements as the global balance of automotive production shifts towards the key growth markets.
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
Our global operations are subject to certain risks inherent in doing business abroad, including unexpected changes in laws or regulations governing trade, or other monetary or tax fiscal policy changes, including tariffs, quotas, customs and other import or export restrictions or trade barriers. We are also subject to risks associated with actions taken by governmental authorities to impose changes in laws or regulations that restrict certain business operations, trade or travel in response to a pandemic or widespread outbreak of an illness. For instance, the worldwide spread of the COVID-19 pandemic has had adverse impacts on our global operations, the automotive industry and economies around the world. Most notably, the pandemic has resulted in extended work stoppages and travel restrictions at our facilities and those of our customers and suppliers, decreases in consumer demand and vehicle production schedules, disruptions to our supply chain and other adverse global economic impacts, particularly those resulting from temporary governmental “lock-down” orders for all non-essential activities, initially in the first quarter in China and subsequently in Europe and North America. Although many of the adverse impacts of the pandemic abated during the third quarter of 2020, we are unable to predict the ultimate impact to our business due to a number of evolving factors, including the duration and spread of the pandemic, the impact of the pandemic on economic activity, consumer demand and vehicle production schedules, and the actions of governmental authorities across the globe. Furthermore, in late October 2020, certain European countries began to initiate new governmental restrictions in response to renewed pandemic impacts and concerns, which may adversely impact future operating earnings and cash flows. In addition, recent government changes in Mexico have yielded requirements that call for increases in minimum wages at the border as well as the interior of Mexico. These or any further political or governmental developments in response to the COVID-19 pandemic or in Mexico or other countries in which we operate could result in social, economic and labor instability.
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
Engineering, design and development. Our history and culture of innovation have enabled us to develop significant intellectual property and design and development expertise to provide advanced technology solutions that meet the demands of our customers. Following the completion of the Motional autonomous driving joint venture in the first quarter of 2020, we have a team of approximately 19,300 scientists, engineers and technicians focused on developing leading product solutions for our key markets, located at 12 major technical centers in China, Germany, India, Mexico, Poland, Singapore and the United States. We invest approximately $1.2 billion (which includes approximately $300 million co-investment by customers and government agencies) annually in research and development, including engineering, to maintain our portfolio of innovative products, and own/hold approximately 7,300 patents and protective rights. We also encourage “open innovation” and collaborate extensively with peers in the industry, government agencies and academic institutions. Our technology competencies are recognized by both customers and government agencies, who co-invest approximately $300 million annually in new product development, accelerating the pace of innovation and reducing the risk associated with successful commercialization of technological breakthroughs.
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

We are focused on maintaining a low fixed cost structure that provides us flexibility to remain profitable at all points of the traditional vehicle industry production cycle. As a result, approximately 96% of our hourly workforce is located in best cost countries. Furthermore, we have substantial operational flexibility by leveraging a large workforce of temporary workers, which represented approximately 13% of the hourly workforce as of September 30, 2020. However, we will continue to adjust our cost structure and optimize our manufacturing footprint in response to changes in the global and regional automotive markets and in order to increase investment in advanced technologies and engineering, as evidenced by our ongoing restructuring programs focused on the continued rotation of our manufacturing footprint to best cost locations in Europe and on reducing our global overhead costs. As we continue to operate in a cyclical industry that is impacted by movements in the global and regional economies, we continually evaluate opportunities to further refine our cost structure.
We have a strong balance sheet with gross debt of approximately $4.0 billion and substantial available liquidity of approximately $4.5 billion as of September 30, 2020, and no significant U.S. defined benefit or workforce postretirement health care benefits and employer-paid postretirement basic life insurance benefits (“OPEB”) liabilities. As further described in Note 8. Debt to the consolidated financial statements contained herein, we extended substantially all of our existing Credit Agreement’s maturity to August 2022, primarily to provide additional available liquidity and financial flexibility to mitigate the impacts on our business resulting from the uncertainty caused by the global spread of the COVID-19 pandemic. We intend to maintain strong financial discipline by targeting industry-leading earnings growth, cash flow generation and return on invested capital and to maintain sufficient liquidity to sustain our financial flexibility throughout the industry cycle.
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

In an effort to further our leadership position in the automated driving space, in March 2020 we completed the transaction with Hyundai Motor Group to form a new joint venture focused on the design, development and commercialization of autonomous driving technologies. The joint venture operates globally under the newly created Motional brand name. We expect this partnership to advance the development of production-ready autonomous driving systems for commercialization by bringing together our innovative vehicle technologies in the new mobility space with one of the world’s largest vehicle manufacturers. The joint venture anticipates it will begin testing fully driverless systems in 2020 and have a production-ready autonomous driving platform available for robotaxi providers, fleet operators and automotive manufacturers to test at prototype scale in 2022, with higher volumes available for deployment in 2023. As a result of our substantial investments and strategic partnerships, we believe we are well-aligned with industry technology trends that will result in sustainable future growth in these evolving areas.
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

Three and Nine Months Ended September 30, 2020 versus Three and Nine Months Ended September 30, 2019
The results of operations for the three and nine months ended September 30, 2020 and 2019 were as follows:

	Three Months Ended September 30,					Nine Months Ended September 30,
	2020		2019		Favorable/(unfavorable)	2020		2019		Favorable/(unfavorable)

	(dollars in millions)
Net sales	$3,668		$3,559		$109	$8,854		$10,761		$(1,907)
Cost of sales	3,021		2,882		(139)	7,693		8,802		1,109
Gross margin	647	17.6%	677	19.0%	(30)	1,161	13.1%	1,959	18.2%	(798)
Selling, general and administrative	229		262		33	698		778		80
Amortization	36		34		(2)	107		111		4
Restructuring	18		61		43	118		118		—
Gain on autonomous driving joint venture	—		—		—	(1,434)		—		1,434
Operating income	364		320		44	1,672		952		720
Interest expense	(38)		(42)		4	(125)		(123)		(2)
Other income (expense), net	1		7		(6)	(6)		29		(35)
Income before income taxes and equity income	327		285		42	1,541		858		683
Income tax benefit (expense)	2		(38)		40	6		(102)		108
Income before equity income	329		247		82	1,547		756		791
Equity (loss) income, net of tax	(24)		5		(29)	(40)		12		(52)
Net income	305		252		53	1,507		768		739
Net income attributable to noncontrolling interest	6		6		—	2		8		(6)
Net income attributable to Aptiv	299		246		53	1,505		760		745
Mandatory Convertible Preferred Share dividends	(16)		—		(16)	(19)		—		(19)
Net income attributable to ordinary shareholders	$283		$246		$37	$1,486		$760		$726

Total Net Sales
Below is a summary of our total net sales for the three months ended September 30, 2020 versus September 30, 2019.

	Three Months Ended September 30,			Variance Due To:
	2020	2019	Favorable/(unfavorable)	Volume, net of contractual price reductions	FX	Commodity pass-through	Other	Total

	(in millions)			(in millions)
Total net sales	$3,668	$3,559	$109	$85	$37	$(13)	$—	$109
Total net sales for the three months ended September 30, 2020 increased 3% compared to the three months ended September 30, 2019. We experienced volume growth of 4% for the period, despite global vehicle production declines of 4% (4% on an AWM basis), over the same period. Our total net sales also reflect favorable foreign currency impacts, primarily related to the Euro and Chinese Yuan Renminbi, and increased net sales of $23 million as a result of the acquisition of gabocom in 2019, partially offset by contractual price reductions. Refer to Note 17. Acquisitions and Divestitures to the consolidated financial statements contained herein for further detail of our business acquisitions.

Below is a summary of our total net sales for the nine months ended September 30, 2020 versus 2019.

	Nine Months Ended September 30,			Variance Due To:
	2020	2019	Favorable/(unfavorable)	Volume, net of contractual price reductions	FX	Commodity pass-through	Other	Total

	(in millions)			(in millions)
Total net sales	$8,854	$10,761	$(1,907)	$(1,782)	$(91)	$(34)	$—	$(1,907)
Total net sales for the nine months ended September 30, 2020 decreased 18% compared to the nine months ended September 30, 2019. Our overall volumes decreased 15% for the period, primarily due to the impacts of the COVID-19 pandemic, which also resulted in global vehicle production declines of 23% (26% on an AWM basis) over the same period. The adverse impacts of the pandemic, which primarily affected the first half of 2020, have included extended work stoppages and travel restrictions at our facilities and those of our customers and suppliers, decreases in consumer demand and vehicle production schedules, disruptions to our supply chain and other adverse global economic impacts, particularly those resulting from temporary governmental “lock-down” orders for all non-essential activities, initially in the first quarter in China and subsequently in Europe and North America. Our total net sales also reflect unfavorable foreign currency impacts, primarily related to the Euro and Chinese Yuan Renminbi, and contractual price reductions. Volume declines were partially offset by increased net sales of $69 million as a result of the acquisition of gabocom in 2019. Refer to Note 17. Acquisitions and Divestitures to the consolidated financial statements contained herein for further detail of our business acquisitions.

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
Cost of sales increased $139 million for the three months ended September 30, 2020 compared to the three months ended September 30, 2019, as summarized below. The Company’s material cost of sales was approximately 50% of net sales in both the three months ended September 30, 2020 and 2019.

	Three Months Ended September 30,			Variance Due To:
	2020	2019	Favorable/(unfavorable)	Volume (a)	FX	Operational performance	Other	Total

	(dollars in millions)			(in millions)
Cost of sales	$3,021	$2,882	$(139)	$(113)	$(34)	$(13)	$21	$(139)
Gross margin	$647	$677	$(30)	$(28)	$3	$(13)	$8	$(30)
Percentage of net sales	17.6%	19.0%
(a)Presented net of contractual price reductions for gross margin variance.
The increase in cost of sales primarily reflects increased volumes, the impacts from currency exchange and operational performance. Cost of sales was also impacted by the following items in Other above:
•$45 million of decreased engineering expense as a result of the formation of the Motional autonomous driving joint venture with Hyundai in March 2020, which is now accounted for under the equity method of accounting; and
•$13 million of decreased commodity pass-through costs; partially offset by
•$14 million of increased depreciation and amortization, primarily as a result of a higher fixed asset base; and
•$8 million of increased warranty costs.
Cost of sales decreased $1,109 million for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019, as summarized below. The Company’s material cost of sales was approximately 50% of net sales in both the nine months ended September 30, 2020 and 2019.

	Nine Months Ended September 30,			Variance Due To:
	2020	2019	Favorable/(unfavorable)	Volume (a)	FX	Operational performance	Other	Total

	(dollars in millions)			(in millions)
Cost of sales	$7,693	$8,802	$1,109	$912	$86	$40	$71	$1,109
Gross margin	$1,161	$1,959	$(798)	$(870)	$(5)	$40	$37	$(798)
Percentage of net sales	13.1%	18.2%
(a)Presented net of contractual price reductions for gross margin variance.
The decrease in cost of sales reflects decreased volumes, largely resulting from the impacts of the COVID-19 pandemic, and the impacts from currency exchange and operational performance improvements. However, as certain of our costs remain fixed in nature over the near term, our gross margin as a percentage of sales was adversely impacted compared to the prior year period, primarily due to the COVID-19 pandemic. Cost of sales was also impacted by the following items in Other above:
•$90 million of decreased engineering expense as a result of the formation of the Motional autonomous driving joint venture with Hyundai in March 2020, which is now accounted for under the equity method of accounting; and
•$34 million of decreased commodity pass-through costs; partially offset by
•$22 million of increased warranty costs; and
•$17 million of increased depreciation and amortization, primarily as a result of a higher fixed asset base.

Selling, General and Administrative Expense

	Three Months Ended September 30,
	2020	2019	Favorable/ (unfavorable)

	(dollars in millions)
Selling, general and administrative expense	$229	$262	$33
Percentage of net sales	6.2%	7.4%

	Nine Months Ended September 30,
	2020	2019	Favorable/ (unfavorable)

	(dollars in millions)
Selling, general and administrative expense	$698	$778	$80
Percentage of net sales	7.9%	7.2%
Selling, general and administrative expense (“SG&A”) includes administrative expenses, information technology costs and incentive compensation related costs. SG&A decreased as a percentage of net sales for the three months ended September 30, 2020 as compared to 2019, primarily due to decreased information technology costs and decreased SG&A expenses as a result of the formation of the Motional autonomous driving joint venture with Hyundai, which is now accounted for under the equity method of accounting. SG&A increased as a percentage of net sales for the nine months ended September 30, 2020 as compared to 2019, primarily due to the impacts of the COVID-19 pandemic on our overall net sales volumes, partially offset by reduced incentive compensation costs.

Amortization

	Three Months Ended September 30,
	2020	2019	Favorable/ (unfavorable)

	(in millions)
Amortization	$36	$34	$(2)

	Nine Months Ended September 30,
	2020	2019	Favorable/ (unfavorable)

	(in millions)
Amortization	$107	$111	$4
Amortization expense reflects the non-cash charge related to definite-lived intangible assets. The decrease in amortization during the nine months ended September 30, 2020 compared to 2019 primarily reflects $8 million of intangible asset impairment charges recorded during the nine months ended September 30, 2019, partially offset by the continued amortization of our definite-lived intangible assets, which resulted primarily from our acquisitions, over their estimated useful lives. Refer to Note 17. Acquisitions and Divestitures to the consolidated financial statements contained herein for further detail of our business acquisitions, including details of the intangible assets recorded in each transaction.

Restructuring

	Three Months Ended September 30,
	2020	2019	Favorable/ (unfavorable)

	(dollars in millions)
Restructuring	$18	$61	$43
Percentage of net sales	0.5%	1.7%

	Nine Months Ended September 30,
	2020	2019	Favorable/ (unfavorable)

	(dollars in millions)
Restructuring	$118	$118	$—
Percentage of net sales	1.3%	1.1%
The Company recorded employee-related and other restructuring charges totaling approximately $18 million and $118 million during the three and nine months ended September 30, 2020, respectively, of which $9 million and $60 million, respectively, was recognized for programs implemented in the North America region and $8 million and $42 million, respectively, was recognized for programs implemented in the European region. The charges recorded during the three and nine months ended September 30, 2020 included the recognition of approximately $15 million and $75 million, respectively, of employee-related and other costs related to actions taken as a result of the global impacts of the COVID-19 pandemic. We expect to make cash payments of approximately $95 million over the next twelve months pursuant to currently implemented restructuring programs.
The Company recorded employee-related and other restructuring charges totaling approximately $61 million and $118 million during the three and nine months ended September 30, 2019, respectively, of which $43 million and $59 million, respectively, was recognized for programs implemented in the European region, pursuant to the Company’s ongoing overhead cost reduction strategy.
We expect to continue to incur additional restructuring expense in 2020 and beyond, primarily related to programs focused on aligning our production capabilities with the reduced levels of global vehicle production resulting from the COVID-19 pandemic and on reducing global overhead costs, which includes approximately $30 million (of which approximately $20 million relates to the Signal and Power Solutions segment and approximately $10 million relates to the Advanced Safety and User Experience segment) for programs approved as of September 30, 2020. Additionally, as we continue to operate in a cyclical industry that is impacted by movements in the global and regional economies, we continually evaluate opportunities to further adjust our cost structure and optimize our manufacturing footprint. The Company plans to implement additional restructuring activities in the future, if necessary, in order to align manufacturing capacity and other costs with prevailing regional automotive production levels and locations, to improve the efficiency and utilization of other locations and in order to increase investment in advanced technologies and engineering. Such future restructuring actions are dependent on market conditions, customer actions and other factors.
Refer to Note 7. Restructuring to the consolidated financial statements contained herein for additional information.

Interest Expense

	Three Months Ended September 30,
	2020	2019	Favorable/ (unfavorable)

	(in millions)
Interest expense	$38	$42	$4

	Nine Months Ended September 30,
	2020	2019	Favorable/ (unfavorable)

	(in millions)
Interest expense	$125	$123	$(2)
The decrease in interest expense during the three months ended September 30, 2020 compared to 2019 is primarily the result of reduced short-term borrowings. Refer to Note 8. Debt to the consolidated financial statements contained herein for additional information.

Other Income, Net

	Three Months Ended September 30,
	2020	2019	Favorable/ (unfavorable)

	(in millions)
Other income, net	$1	$7	$(6)

	Nine Months Ended September 30,
	2020	2019	Favorable/ (unfavorable)

	(in millions)
Other (expense) income, net	$(6)	$29	$(35)
As further discussed in Note 8. Debt, during the nine months ended September 30, 2020, Aptiv recorded a loss on debt modification of $4 million, in conjunction with the May 2020 Amendment to the Credit Agreement.
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

Income Taxes

	Three Months Ended September 30,
	2020	2019	Favorable/ (unfavorable)

	(in millions)
Income tax (benefit) expense	$(2)	$38	$40

	Nine Months Ended September 30,
	2020	2019	Favorable/ (unfavorable)

	(in millions)
Income tax (benefit) expense	$(6)	$102	$108
The Company’s tax rate is affected by the fact that its parent entity is an Irish resident taxpayer, the tax rates in Ireland and other jurisdictions in which the Company operates, the relative amount of income earned by jurisdiction and the relative amount of losses or income for which no tax benefit or expense was recognized due to a valuation allowance. Due to the COVID-19 pandemic, losses for which no tax benefit was recognized were higher in the nine months ended September 30, 2020 as compared to the previous year. The Company’s effective tax rate is also impacted by the receipt of certain tax incentives and holidays that reduce the effective tax rate for certain subsidiaries below the statutory rate.
The Company’s effective tax rate for the three and nine months ended September 30, 2020 also includes net discrete tax benefits of $38 million and $44 million respectively, primarily related to changes in reserves, provision to return adjustments and the tax impact of certain intragroup reorganizations in the three months ended September 30, 2020 meant to streamline and simplify the Company’s operating and legal structure, which resulted in the recognition of losses for tax purposes. Also included as a discrete item in the effective tax rate for the nine months ended September 30, 2020 is the beneficial impact from the gain on the formation of the Motional autonomous driving joint venture. The tax expense associated with the gain was insignificant as Aptiv’s aggregate autonomous driving assets were exempt from capital gains tax in the jurisdiction from which they were sold. The aggregate autonomous driving assets had been acquired, purchased or developed in taxable transactions in prior periods and reflect changes made to the corporate entity operating structure for intellectual property following the Separation of its former Powertrain Systems segment. The effective tax rate for the three and nine months ended September 30, 2019 includes net discrete tax benefits of $8 million and $39 million, respectively, primarily related to changes in reserves, changes in accruals for unremitted earnings and provision to return adjustments. Refer to Note 11. Income Taxes to the consolidated financial statements contained herein for additional information.

Equity Income

	Three Months Ended September 30,
	2020	2019	Favorable/ (unfavorable)

	(in millions)
Equity (loss) income, net of tax	$(24)	$5	$(29)

	Nine Months Ended September 30,
	2020	2019	Favorable/ (unfavorable)

	(in millions)
Equity (loss) income, net of tax	$(40)	$12	$(52)
Equity (loss) income, net of tax reflects the Company’s interest in the results of ongoing operations of entities accounted for as equity-method investments. The equity losses recognized for the three and nine months ended September 30, 2020 are primarily attributable to the performance of the Motional autonomous driving joint venture formed in the transaction with Hyundai Motor Group, which closed in March 2020.

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
The reconciliation of Adjusted Operating Income (Loss) to operating income includes, as applicable, restructuring, other acquisition and portfolio project costs (which includes costs incurred to integrate acquired businesses and to plan and execute product portfolio transformation actions, including business and product acquisitions and divestitures), asset impairments, gains (losses) on business divestitures and other transactions and deferred compensation related to acquisitions. The reconciliations of Adjusted Operating Income (Loss) to net income attributable to Aptiv for the three and nine months ended September 30, 2020 and 2019 are as follows:

	Signal and Power Solutions	Advanced Safety and User Experience	Eliminations and Other	Total

	(in millions)
For the Three Months Ended September 30, 2020:
Adjusted operating income	$322	$67	$—	$389
Restructuring	(9)	(9)	—	(18)
Other acquisition and portfolio project costs	(2)	(1)	—	(3)
Deferred compensation related to nuTonomy acquisition	—	(4)	—	(4)
Operating income	$311	$53	$—	364
Interest expense				(38)
Other income, net				1
Income before income taxes and equity income				327
Income tax benefit				2
Equity loss, net of tax				(24)
Net income				305
Net income attributable to noncontrolling interest				6
Net income attributable to Aptiv				$299

	Signal and Power Solutions	Advanced Safety and User Experience	Eliminations and Other	Total

	(in millions)
For the Three Months Ended September 30, 2019:
Adjusted operating income	$350	$60	$—	$410
Restructuring	(46)	(15)	—	(61)
Other acquisition and portfolio project costs	(11)	(6)	—	(17)
Asset impairments	(1)	—	—	(1)
Deferred compensation related to nuTonomy acquisition	—	(11)	—	(11)
Operating income	$292	$28	$—	320
Interest expense				(42)
Other income, net				7
Income before income taxes and equity income				285
Income tax expense				(38)
Equity income, net of tax				5
Net income				252
Net income attributable to noncontrolling interest				6
Net income attributable to Aptiv				$246

	Signal and Power Solutions	Advanced Safety and User Experience	Eliminations and Other	Total

	(in millions)
For the Nine Months Ended September 30, 2020:
Adjusted operating income (loss)	$404	$(13)	$—	$391
Restructuring	(88)	(30)	—	(118)
Other acquisition and portfolio project costs	(10)	(9)	—	(19)
Asset impairments	(4)	—	—	(4)
Deferred compensation related to nuTonomy acquisition	—	(12)	—	(12)
Gain on business divestitures and other transactions	—	1,434	—	1,434
Operating income	$302	$1,370	$—	1,672
Interest expense				(125)
Other expense, net				(6)
Income before income taxes and equity income				1,541
Income tax benefit				6
Equity loss, net of tax				(40)
Net income				1,507
Net income attributable to noncontrolling interest				2
Net income attributable to Aptiv				$1,505

	Signal and Power Solutions	Advanced Safety and User Experience	Eliminations and Other	Total

	(in millions)
For the Nine Months Ended September 30, 2019:
Adjusted operating income	$970	$190	$—	$1,160
Restructuring	(88)	(30)	—	(118)
Other acquisition and portfolio project costs	(29)	(16)	—	(45)
Asset impairments	(2)	(9)	—	(11)
Deferred compensation related to nuTonomy acquisition	—	(34)	—	(34)
Operating income	$851	$101	$—	952
Interest expense				(123)
Other income, net				29
Income before income taxes and equity income				858
Income tax expense				(102)
Equity income, net of tax				12
Net income				768
Net income attributable to noncontrolling interest				8
Net income attributable to Aptiv				$760

Net sales, gross margin as a percentage of net sales and Adjusted Operating Income (Loss) by segment for the three and nine months ended September 30, 2020 and 2019 are as follows:

Net Sales by Segment

	Three Months Ended September 30,			Variance Due To:
	2020	2019	Favorable/ (unfavorable)	Volume, net of contractual price reductions	FX	Commodity pass-through	Other	Total

	(in millions)			(in millions)
Signal and Power Solutions	$2,656	$2,584	$72	$60	$25	$(13)	$—	$72
Advanced Safety and User Experience	1,020	985	35	23	12	—	—	35
Eliminations and Other	(8)	(10)	2	2	—	—	—	2
Total	$3,668	$3,559	$109	$85	$37	$(13)	$—	$109

	Nine Months Ended September 30,			Variance Due To:
	2020	2019	Favorable/(unfavorable)	Volume, net of contractual price reductions	FX	Commodity pass-through	Other	Total

	(in millions)			(in millions)
Signal and Power Solutions	$6,421	$7,731	$(1,310)	$(1,196)	$(80)	$(34)	$—	$(1,310)
Advanced Safety and User Experience	2,452	3,058	(606)	(595)	(11)	—	—	(606)
Eliminations and Other	(19)	(28)	9	9	—	—	—	9
Total	$8,854	$10,761	$(1,907)	$(1,782)	$(91)	$(34)	$—	$(1,907)

Gross Margin Percentage by Segment

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Signal and Power Solutions	20.1%	21.8%	15.9%	20.9%
Advanced Safety and User Experience	11.1%	11.6%	5.7%	11.3%
Eliminations and Other	—%	—%	—%	—%
Total	17.6%	19.0%	13.1%	18.2%
Gross margin as a percentage of sales for the nine months ended September 30, 2020 as compared to nine months ended September 30, 2019 decreased primarily due to the adverse impacts of the COVID-19 pandemic.
Adjusted Operating Income (Loss) by Segment

	Three Months Ended September 30,			Variance Due To:
	2020	2019	Favorable/ (unfavorable)	Volume, net of contractual price reductions	Operational performance	Other	Total

	(in millions)			(in millions)
Signal and Power Solutions	$322	$350	$(28)	$(17)	$3	$(14)	$(28)
Advanced Safety and User Experience	67	60	7	(11)	(23)	41	7
Eliminations and Other	—	—	—	—	—	—	—
Total	$389	$410	$(21)	$(28)	$(20)	$27	$(21)
As noted in the table above, Adjusted Operating Income for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019 was impacted by volume and contractual price reductions, including product mix, operational performance and the following items included within Other in the table above:
•$45 million of decreased engineering expense as a result of the formation of the Motional autonomous driving joint venture with Hyundai in March 2020, which is now accounted for under the equity method of accounting; and
•$21 million of decreased SG&A expense, not including the impact of other acquisition and portfolio project costs, primarily as a result of decreased information technology costs; partially offset by
•$15 million of increased depreciation and amortization, not including the impact of asset impairments, primarily as a result of a higher fixed asset base; and
•$8 million of increased warranty costs.
Refer to Note 17. Acquisitions and Divestitures to the consolidated financial statements contained herein for further detail on the Motional autonomous driving joint venture.

	Nine Months Ended September 30,			Variance Due To:
	2020	2019	Favorable/(unfavorable)	Volume, net of contractual price reductions	Operational performance	Other	Total

	(in millions)			(in millions)
Signal and Power Solutions	$404	$970	$(566)	$(611)	$68	$(23)	$(566)
Advanced Safety and User Experience	(13)	190	(203)	(259)	(50)	106	(203)
Eliminations and Other	—	—	—	—	—	—	—
Total	$391	$1,160	$(769)	$(870)	$18	$83	$(769)

As noted in the table above, Adjusted Operating Income (Loss) for the nine months ended September 30, 2020 as compared to Adjusted Operating Income for the nine months ended September 30, 2019 was impacted by volume and contractual price reductions, including product mix, largely resulting from the impacts of the COVID-19 pandemic. The adverse impacts of the pandemic, which primarily affected the first half of 2020, have included extended work stoppages and travel restrictions at our facilities and those of our customers and suppliers, decreases in consumer demand and vehicle production schedules, disruptions to our supply chain and other adverse global economic impacts, particularly those resulting from temporary governmental “lock-down” orders for all non-essential activities, initially in the first quarter in China and subsequently in Europe and North America. Adjusted Operating Income (Loss) was also impacted by operational performance and the following items included within Other in the table above:
•$90 million of decreased engineering expense as a result of the formation of the Motional autonomous driving joint venture with Hyundai in March 2020, which is now accounted for under the equity method of accounting; and
•$58 million of decreased SG&A expense, not including the impact of other acquisition and portfolio project costs, primarily as a result of decreased incentive compensation costs; partially offset by
•$24 million of increased depreciation and amortization, not including the impact of asset impairments, primarily as a result of a higher fixed asset base; and
•$22 million of increased warranty costs.

Liquidity and Capital Resources
COVID-19 Pandemic
Due to the unprecedented uncertainty related to the impact the COVID-19 pandemic is having on the global automotive industry and economies around the world, the Company initiated a series of precautionary actions during 2020 to further enhance its liquidity and financial flexibility. Among these, the Company has taken decisive actions to manage costs, capital spending and working capital to further strengthen its liquidity, including the ramping down of certain production facilities in response to customer plant closures and changes in vehicle production schedules. Additionally, as further described below, the Company issued $2.3 billion combined of preferred and ordinary shares, extended substantially all of our existing Credit Agreement’s maturity to August 2022, and suspended the payment of its ordinary share cash dividend to further increase capital preservation during the pandemic. The adverse impacts of COVID-19, which primarily affected the first half of 2020, have included reduced consumer demand, as well as supply chain interruptions, which have adversely impacted global vehicle production and the viability and financial stability of our customers and suppliers. While the Company believes it has taken prudent actions to mitigate the impacts on its business resulting from the COVID-19 pandemic and to provide sufficient liquidity to fund our global operations and capital investments, the ultimate impact of the pandemic to our business remains highly uncertain. However, we will continue to actively monitor the ongoing potential impacts of COVID-19 and will continue to seek to aggressively mitigate and minimize its impact on our business.
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
As of September 30, 2020, we had cash and cash equivalents of $2.1 billion and net debt (defined as outstanding debt less cash and cash equivalents) of $1.9 billion. The following table summarizes our available liquidity, which includes cash, cash equivalents and funds available under our significant committed credit facilities, as of September 30, 2020. The amounts disclosed as available under the Company’s significant committed credit facilities are available without violating our existing debt covenants, which are described below.

September 30, 2020

(in millions)
Cash and cash equivalents	$2,122
Revolving Credit Facility, unutilized portion (1)	2,000
Committed European accounts receivable factoring facility, unutilized portion (2)	350
Total available liquidity	$4,472

(1)Availability reduced by less than $1 million in letters of credit issued under the Credit Agreement as of September 30, 2020.
(2)Based on September 30, 2020 foreign currency rates, subject to the availability of eligible accounts receivable.
We also continue to expect to be able to move funds between different countries to manage our global liquidity needs without material adverse tax implications, subject to current monetary policies and the terms of the Credit Agreement. We utilize a combination of strategies, including dividends, cash pooling arrangements, intercompany loan repayments and other distributions and advances to provide the funds necessary to meet our global liquidity needs. There are no significant restrictions on the ability of our subsidiaries to pay dividends or make other distributions to Aptiv. As of September 30, 2020, the Company’s cash and cash equivalents held by our non-U.S. subsidiaries totaled approximately $2.1 billion. If additional non-U.S. cash was needed for our U.S. operations, we may be required to accrue and pay withholding taxes if we were to distribute such funds from non-U.S. subsidiaries to the U.S.; however, based on our current liquidity needs and strategies, we do not anticipate a need to accrue and pay such additional amounts.
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
A summary of the ordinary shares repurchased during the three and nine months ended September 30, 2020 and 2019 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Total number of shares repurchased	—	538,165	1,059,075	5,020,842
Average price paid per share	$—	$81.27	$53.73	$77.62
Total (in millions)	$—	$44	$57	$390
As of September 30, 2020, approximately $13 million of share repurchases remained available under the April 2016 share repurchase program. All repurchased shares were retired, and are reflected as a reduction of ordinary share capital for the par value of the shares, with the excess applied as reductions to additional paid-in-capital and retained earnings.

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
Dividends
In the third quarter of 2020, the Board of Directors declared and paid a quarterly cash dividend of approximately $1.42 per share on the MCPS.
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
Acquisitions
Dynawave—On August 4, 2020, Aptiv acquired 100% of the equity interests of Dynawave Inc. (“Dynawave”), a specialized manufacturer of custom-engineered interconnect solutions for a wide range of industries, for total consideration of $22 million. The acquisition was accounted for as a business combination, with the operating results of Dynawave included within the Company’s Signal and Power Solutions segment. The Company acquired Dynawave utilizing cash on hand.
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
Autonomous Driving Joint Venture
On March 26, 2020, Aptiv completed the transaction with Hyundai Motor Group (“Hyundai”) to form a new joint venture focused on the design, development and commercialization of autonomous driving technologies. The joint venture operates globally under the newly created Motional brand name. Under the terms of the agreement, Aptiv contributed to the joint venture autonomous driving technology, intellectual property and approximately 700 employees for a 50% ownership interest in the newly formed entity. Hyundai contributed to the joint venture approximately $1.6 billion in cash, along with vehicle engineering services, research and development resources and access to intellectual property for a 50% ownership interest in the newly formed entity. As a result, subsequent to the closing of the transaction, the newly formed joint venture is expected to fund all of its future operating expenses and investments in autonomous driving technologies for the foreseeable future. Consequently, Aptiv is no longer required to fund these investments and expenses, which approximated $180 million for the year ended December 31, 2019 prior to the joint venture formation. Upon closing of the transaction, Aptiv deconsolidated the carrying value of the associated assets and liabilities contributed to the joint venture, previously classified as held for sale, and recognized an asset of approximately $2.0 billion within Investments in affiliates in the consolidated balance sheet, based on the preliminary fair value of its investment in the newly formed joint venture. The Company recognized a pre-tax gain of approximately $1.4 billion in the consolidated statement of operations (approximately $5.39 per diluted share during the nine months ended September 30, 2020), net of transaction costs of $22 million, based on the difference between the carrying value of its contribution to the joint venture and the preliminary fair value of its investment in the newly formed entity. The estimated fair value of Aptiv’s ownership interest in the newly formed joint venture was determined primarily based on third-party valuations and management estimates, generally utilizing income and market approaches. The estimated fair value is preliminary and could be revised as a result of additional information obtained or adjustments made due to the completion of independent appraisals and valuations. The effects of this transaction would not materially impact the Company’s reported results for any period presented, and the transaction did not meet the criteria to be reflected as a discontinued operation.
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
Credit Agreement
Aptiv PLC and its wholly-owned subsidiary Aptiv Corporation entered into a credit agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent (the “Administrative Agent”), under which it maintains senior unsecured credit facilities currently consisting of a term loan (the “Tranche A Term Loan”) and a revolving credit facility of $2 billion (the “Revolving Credit Facility”). The Credit Agreement was entered into in March 2011 and has been subsequently amended and restated on several occasions, most recently on May 1, 2020 (the “May 2020 Amendment”) and June 8, 2020 (the “June 2020 Amendment”). The May 2020 Amendment extended the maturity of $1,779 million in principal amount of the Revolving Credit Facility and $298 million in principal amount of the Tranche A Term Loan from August 17, 2021 to August 17, 2022 and increased the leverage ratio maintenance covenant until July 1, 2021 (the “Covenant Relief Period”), unless Aptiv elects to terminate the Covenant Relief Period at an earlier date. Under the terms of the May 2020 Amendment, Aptiv’s consolidated leverage ratio (the ratio of Consolidated Total Indebtedness to Consolidated EBITDA, each as defined in the May 2020 Amendment) is increased from not more than 3.5 to 1.0 to not more than 4.5 to 1.0 during the Covenant Relief Period, and Aptiv is subject to certain additional covenant restrictions during the Covenant Relief Period, including restrictions on Aptiv’s ability to execute repurchases of or pay dividends on its outstanding ordinary shares. The maturity date of the remaining portions of the Revolving Credit Facility and Tranche A Term Loan were not extended and will mature on August 17, 2021. The May 2020 Amendment also required that Aptiv pay amendment fees of $18 million during the nine months ended September 30, 2020, which is reflected as a financing activity in the consolidated statements of cash flows. The June 2020 Amendment amended the dividends and distributions covenant set forth in the Credit Agreement to permit the payment of dividends on convertible preferred shares in connection with the preferred equity offering as further discussed in Note 12. Shareholders’ Equity and Net Income Per Share to the consolidated financial statements contained herein. During the three months ended September 30, 2020, Aptiv Global Financing Limited (“AGFL”), a wholly-owned Irish subsidiary of Aptiv PLC, executed a joinder agreement to the Credit Agreement, which allows it to act as a borrower under the Credit Agreement, and a guaranty supplement, under which AGFL guarantees the obligations under the Credit Agreement, subject to certain exceptions set forth in the Credit Agreement.
Aptiv is obligated to make quarterly principal payments throughout the term of the Tranche A Term Loan, according to the amortization schedule in the Credit Agreement. The Credit Agreement also contains an accordion feature that permits Aptiv to increase, from time to time, the aggregate borrowing capacity under the Credit Agreement by up to an additional $1 billion upon Aptiv’s request, the agreement of the lenders participating in the increase, and the approval of the Administrative Agent and existing lenders.
As of September 30, 2020, Aptiv had no amounts outstanding under the Revolving Credit Facility and less than $1 million in letters of credit were issued under the Credit Agreement. Letters of credit issued under the Credit Agreement reduce availability under the Revolving Credit Facility. The maximum amount drawn under the Revolving Credit Facility during the nine months ended September 30, 2020 was $2.0 billion, primarily to manage intra-month working capital requirements.

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

	September 30, 2020		December 31, 2019
	LIBOR plus	ABR plus	LIBOR plus	ABR plus
Revolving Credit Facility (1)	1.10%	0.10%	1.10%	0.10%
Revolving Credit Facility (2)	1.40%	0.40%	N/A	N/A
Tranche A Term Loan (1)	1.25%	0.25%	1.25%	0.25%
Tranche A Term Loan (2)	1.75%	0.75%	N/A	N/A
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
The interest rate period with respect to LIBOR interest rate options can be set at one-, two-, three-, or six-months as selected by Aptiv in accordance with the terms of the Credit Agreement (or other period as may be agreed by the applicable lenders). Aptiv may elect to change the selected interest rate option in accordance with the provisions of the Credit Agreement. As of September 30, 2020, Aptiv selected the one-month LIBOR interest rate option on the Tranche A Term Loan, and the rate effective as of September 30, 2020, as detailed in the table below, was based on the Company’s current credit rating and the Applicable Rate for the Credit Agreement:

		Borrowings as of
		September 30, 2020	Rates effective as of
	Applicable Rate	(in millions)	September 30, 2020
Tranche A Term Loan (1)	LIBOR plus 1.25%	$49	1.44%
Tranche A Term Loan (2)	LIBOR plus 1.75%	$281	1.94%
(1)Applicable to principal balances under the Credit Agreement which were not extended as part of the May 2020 Amendment as described above.
(2)Applicable to principal balances under the Credit Agreement which were extended as part of the May 2020 Amendment as described above.
Borrowings under the Credit Agreement are prepayable at Aptiv’s option without premium or penalty.
The Credit Agreement contains certain covenants that limit, among other things, the Company’s (and the Company’s subsidiaries’) ability to incur certain additional indebtedness or liens or to dispose of substantially all of its assets. In addition, the Credit Agreement requires that the Company maintain a consolidated leverage ratio (the ratio of Consolidated Total Indebtedness to Consolidated EBITDA, each as defined in the Credit Agreement) of not more than 3.5 to 1.0, which was increased to 4.5 to 1.0 until July 1, 2021 under the May 2020 Amendment. The Credit Agreement also contains events of default customary for financings of this type. The Company was in compliance with the Credit Agreement covenants as of September 30, 2020.
As of September 30, 2020, all obligations under the Credit Agreement were borrowed by Aptiv Corporation and jointly and severally guaranteed by its direct and indirect parent companies, subject to certain exceptions set forth in the Credit Agreement.

Senior Unsecured Notes
As of September 30, 2020, the Company had the following senior unsecured notes issued and outstanding:

Aggregate Principal Amount (in millions)	Stated Coupon Rate	Issuance Date	Maturity Date	Interest Payment Date

$700	4.15%	March 2014	March 2024	March 15 and September 15
817	1.50%	March 2015	March 2025	March 10
650	4.25%	November 2015	January 2026	January 15 and July 15
583	1.60%	September 2016	September 2028	September 15
300	4.35%	March 2019	March 2029	March 15 and September 15
300	4.40%	September 2016	October 2046	April 1 and October 1
350	5.40%	March 2019	March 2049	March 15 and September 15
Although the specific terms of each indenture governing each series of senior notes vary, the indentures contain certain restrictive covenants, including with respect to Aptiv’s (and Aptiv’s subsidiaries) ability to incur liens, enter into sale and leaseback transactions and merge with or into other entities. As of September 30, 2020, the Company was in compliance with the provisions of all series of the outstanding senior notes. Refer to Note 8. Debt to the consolidated financial statements contained herein for additional information.
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

Obligor Group

Nine Months Ended September 30, 2020	(in millions)
Net sales	$—
Gross margin	$—
Operating loss	$(1)
Net loss	$(192)
Net loss attributable to Aptiv	$(192)

As of September 30, 2020
Current assets (1)	$263
Long-term assets	$12
Current liabilities (2)	$888
Long-term liabilities (2)	$4,146
Noncontrolling interest	$—

As of December 31, 2019
Current assets (1)	$522
Long-term assets (1)	$772
Current liabilities (2)	$6,579
Long-term liabilities (2)	$4,172
Noncontrolling interest	$—
(1)Includes current assets of $257 million and $522 million as of September 30, 2020 and December 31, 2019, respectively, and long-term assets of $768 million as of December 31, 2019, due from Non-Guarantors.
(2)Includes current liabilities of $779 million and $6,409 million, and long-term liabilities of $226 million and $226 million, due to Non-Guarantors as of September 30, 2020 and December 31, 2019, respectively.
Other Financing
Receivable factoring—Aptiv maintains a €300 million European accounts receivable factoring facility that is available on a committed basis. This facility is accounted for as short-term debt and borrowings are subject to the availability of eligible accounts receivable. Collateral is not required related to these trade accounts receivable. This program renews on a non-committed, indefinite basis unless terminated by either party. Borrowings bear interest at Euro Interbank Offered Rate (“EURIBOR”) plus 0.42% for borrowings denominated in Euros. As of September 30, 2020, Aptiv had no amounts outstanding on the European accounts receivable factoring facility. As of December 31, 2019, Aptiv had $266 million, outstanding on the European accounts receivable factoring facility. The maximum amount drawn under the European facility during the nine months ended September 30, 2020 was $253 million, primarily to provide additional liquidity and financial flexibility to mitigate the impacts on its business resulting from the uncertainty caused by the global spread of the COVID-19 pandemic.
Finance leases and other—As of September 30, 2020 and December 31, 2019, approximately $30 million and $33 million, respectively, of other debt primarily issued by certain non-U.S. subsidiaries and finance lease obligations were outstanding.
Letter of credit facilities—In addition to the letters of credit issued under the Credit Agreement, Aptiv had approximately $2 million and $2 million outstanding through other letter of credit facilities as of September 30, 2020 and December 31, 2019, respectively, primarily to support arrangements and other obligations at certain of its subsidiaries.
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

Operating activities—Net cash provided by operating activities totaled $614 million and $921 million for the nine months ended September 30, 2020 and 2019, respectively. Cash flows provided by operating activities for the nine months ended September 30, 2020 consisted primarily of net earnings of $1,507 million, increased by $591 million for non-cash charges for depreciation, amortization, pension costs and modification of debt, partially offset by $1,434 million for the non-cash gain resulting from the formation of the Motional autonomous driving joint venture and $139 million related to changes in operating assets and liabilities, net of restructuring and pension contributions. Cash flows provided by operating activities for the nine months ended September 30, 2019 consisted primarily of net earnings of $768 million, increased by $574 million for non-cash charges for depreciation, amortization, pension costs and extinguishment of debt, partially offset by $471 million related to changes in operating assets and liabilities, net of restructuring and pension contributions.
Investing activities—Net cash used in investing activities totaled $532 million for the nine months ended September 30, 2020, as compared to $632 million for the nine months ended September 30, 2019. The decrease in usage is primarily attributable to decreased capital expenditures of $130 million during the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019.
Financing activities—Net cash provided by financing activities totaled $1,644 million for the nine months ended September 30, 2020 and net cash used in financing activities totaled $489 million for the nine months ended September 30, 2019. Cash flows provided by financing activities for the nine months ended September 30, 2020 primarily included $1,115 million and $1,115 million in proceeds from the public offering of ordinary and preferred shares, net of issuance costs, respectively, partially offset by $370 million in repayments under other short-term debt agreements, $57 million paid to repurchase ordinary shares and $72 million of dividend payments. Cash flows used in financing activities for the nine months ended September 30, 2019 primarily included net proceeds of $641 million received from the issuance of the 2019 Senior Notes, which were utilized to redeem $650 million of the 3.15% Senior Notes, as well as $390 million paid to repurchase ordinary shares and $170 million of dividend payments, partially offset by $133 million in proceeds under other short-term debt agreements.

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
Critical Accounting Estimates
There have been no significant changes in our critical accounting estimates during the three and nine months ended September 30, 2020.

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
As of September 30, 2020, the Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated, for disclosure purposes, the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective to provide reasonable assurance that the desired control objectives were achieved as of September 30, 2020.
Changes in Internal Control over Financial Reporting
There were no material changes in the Company’s internal controls over financial reporting during the three and nine months ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
There were no repurchases of equity securities during the three months ended September 30, 2020. In January 2019, the Board of Directors authorized a share repurchase program of up to $2.0 billion. This program will commence following the completion of the previously announced share repurchase program of $1.5 billion, which was approved by the Board of Directors in April 2016. As of September 30, 2020, approximately $2,013 million remained available for repurchases pursuant to these programs.

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

APTIV PLC

/s/ Joseph R. Massaro
By: Joseph R. Massaro
Chief Financial Officer and Senior Vice President, Business Operations

Dated: October 29, 2020