Form 10-K
period 2020-12-31
Aptiv PLC
filed 2021-02-08
CIK 1521332

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐. No ☒.
The aggregate market value of the ordinary shares held by non-affiliates of the registrant as of June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, was $20,958,040,169 (based on the closing sale price of the registrant’s ordinary shares on that date as reported on the New York Stock Exchange).
The number of the registrant’s ordinary shares outstanding, $0.01 par value per share as of January 29, 2021, was 270,025,374.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement related to the 2021 Annual General Meeting of Shareholders to be filed subsequently are incorporated by reference into Part III of this Form 10-K.

APTIV PLC

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
This Annual Report on Form 10-K, including the exhibits being filed as part of this report, as well as other statements made by Aptiv PLC (“Aptiv,” the “Company,” “we,” “us” and “our”), contain forward-looking statements that reflect, when made, the Company’s current views with respect to current events and financial performance. Such forward-looking statements are subject to many risks, uncertainties and factors relating to the Company’s operations and business environment, which may cause the actual results of the Company to be materially different from any future results, express or implied, by such forward-looking statements. All statements that address future operating, financial or business performance or the Company’s strategies or expectations are forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “will,” “should,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “projects,” “potential,” “outlook” or “continue,” and other comparable terminology. Factors that could cause actual results to differ materially from these forward-looking statements include, but are not limited to, the following: global and regional economic conditions, including conditions affecting the credit market and resulting from the United Kingdom’s exit from the European Union, commonly referred to as “Brexit”; uncertainties posed by the novel coronavirus (COVID-19) pandemic and the difficulty in predicting its future course and its impact on the global economy and the Company’s future operations; fluctuations in interest rates and foreign currency exchange rates; the cyclical nature of global automotive sales and production; the potential disruptions in the supply of and changes in the competitive environment for raw material integral to the Company’s products; the Company’s ability to maintain contracts that are critical to its operations; potential changes to beneficial free trade laws and regulations, such as the United States-Mexico-Canada Agreement; the ability of the Company to integrate and realize the expected benefits of recent transactions; the ability of the Company to attract, motivate and/or retain key executives; the ability of the Company to avoid or continue to operate during a strike, or partial work stoppage or slow down by any of its unionized employees or those of its principal customers; and the ability of the Company to attract and retain customers. Additional factors are discussed under the captions “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s filings with the Securities and Exchange Commission. New risks and uncertainties arise from time to time, and it is impossible for us to predict these events or how they may affect the Company. It should be remembered that the price of the ordinary shares and any income from them can go down as well as up. Aptiv disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events and/or otherwise, except as may be required by law.

PART I
ITEM 1. BUSINESS
“Aptiv,” the “Company,” “we,” “us” and “our” refer to Aptiv PLC, a public limited company formed under the laws of Jersey on May 19, 2011 as Delphi Automotive PLC, which completed an initial public offering on November 22, 2011. On December 4, 2017, the Company completed the separation (the “Separation”) of its former Powertrain Systems segment by distributing to Aptiv shareholders on a pro rata basis all of the issued and outstanding ordinary shares of Delphi Technologies PLC (“Delphi Technologies”), a public limited company formed to hold the spun-off business. Following the Separation, the remaining company changed its name to Aptiv PLC and New York Stock Exchange (“NYSE”) symbol to “APTV.” Aptiv did not retain any equity interest in Delphi Technologies. The completion of the Separation positioned Aptiv as a new mobility provider focused on solving the complex challenges associated with safer, greener and more connected transportation. At the core of our capabilities is the software and vehicle architecture expertise that enables the advanced safety, automated driving, user experience, and connected services that are enabling the future of mobility.
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
We are one of the largest vehicle component manufacturers, and our customers include 23 of the 25 largest automotive original equipment manufacturers (“OEMs”) in the world. We operate 124 major manufacturing facilities and 12 major technical centers utilizing a regional service model that enables us to efficiently and effectively serve our global customers from best cost countries. We have a presence in 44 countries and have approximately 18,200 scientists, engineers and technicians focused on developing market relevant product solutions for our customers.
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
Our Company
We believe the automotive industry is being shaped by rapidly increasing consumer demand for new mobility solutions, advanced technologies and vehicle connectivity, as well as increasing government regulation related to vehicle safety, fuel efficiency and emissions control. These industry mega-trends, which we refer to as “Safe,” “Green” and “Connected,” are driving higher growth in products that address these trends than growth in the automotive industry overall. We have organized our business into two diversified segments, which enable us to develop technology solutions and manufacture highly-engineered products that enable our customers to respond to these mega-trends:
•Signal and Power Solutions—This segment provides complete design, manufacture and assembly of the vehicle’s electrical architecture, including engineered component products, connectors, wiring assemblies and harnesses, cable management, electrical centers and hybrid high voltage and safety distribution systems. Our products provide the critical signal distribution and computing power backbone that supports increased vehicle content and electrification, reduced emissions and higher fuel economy.
•Advanced Safety and User Experience—This segment provides critical components, systems integration and advanced software development for vehicle safety, security, comfort and convenience, including sensing and perception systems, electronic control units, multi-domain controllers, vehicle connectivity systems, application software and autonomous driving technologies. Our products increase vehicle connectivity, reduce driver distraction and enhance vehicle safety.
Refer to Results of Operations by Segment in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 22. Segment Reporting to the audited consolidated financial statements, included in Item 8. Financial Statements and Supplementary Data, of this Annual Report for financial information about our business segments.
Our business is diversified across end-markets, regions, customers, vehicle platforms and products. Our customer base includes 23 of the 25 largest automotive OEMs in the world, and in 2020, 30% of our net sales came from the Asia Pacific region, which we have identified as a key market likely to experience substantial long-term growth. Our ten largest platforms in 2020 were with eight different OEMs. In addition, in 2020 our products were found in 19 of the 20 top-selling vehicle models in the United States (“U.S.”), in 19 of the 20 top-selling vehicle models in Europe and in 14 of the 20 top-selling vehicle models in China.
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
Our Industry
The automotive technology and components industry provides components, systems, subsystems and modules to OEMs for the manufacture of new vehicles, as well as to the aftermarket for use as replacement parts for current production and older vehicles. Overall, we expect long-term growth of global vehicle sales and production in the OEM market. In 2020, the industry experienced decreased global customer sales and production schedules, primarily due to the impacts of the COVID-19 pandemic. The adverse impacts to Aptiv of the pandemic, which primarily affected us in the first half of 2020, included extended work stoppages and travel restrictions at our facilities and those of our customers and suppliers, decreases in consumer demand and vehicle production schedules, disruptions to our supply chain and other adverse global economic impacts, particularly those resulting from temporary governmental “lock-down” orders for all non-essential activities, initially in the first quarter in China and subsequently in Europe, North America and South America in the second quarter. Adverse impacts of the COVID-19 pandemic from the first half of 2020 were partially offset by increased consumer demand and vehicle production schedules in the second half of 2020, particularly in the fourth quarter. Compared to 2019, vehicle production in 2020 decreased by 22% in Europe, 21% in North America, 3% in China and 31% in South America, our smallest region. Demand for automotive components in the OEM market is generally a function of the number of new vehicles produced in response to consumer demand, which is primarily driven by macro-economic factors such as credit availability, interest rates, fuel prices, consumer confidence, employment and other trends. Although OEM demand is tied to actual vehicle production, participants in the automotive technology and components industry also have the opportunity to grow through increasing product content per vehicle by further penetrating business with existing customers and in existing markets, gaining new customers and increasing their presence in global markets. We believe that evolving entrants into the global transportation industry such as mobility providers, electric vehicle developers and smart cities will provide additional markets for our advanced technologies. We believe that as a company with a global presence and advanced technology, engineering, manufacturing and customer support capabilities, we are well-positioned to benefit from these opportunities.
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
Safe. The first mega-trend, “Safe,” represents technologies aimed not just at protecting vehicle occupants when a crash occurs, but those that actually proactively reduce the risk of a crash occurring. OEMs continue to focus on improving occupant and pedestrian safety in order to meet increasingly stringent regulatory requirements in various markets. As a result, suppliers are focused on developing technologies aimed at protecting vehicle occupants when a crash occurs, as well as advanced driver assistance systems that reduce driver distractions and automated safety features that proactively mitigate the risk of a crash occurring. Examples of new and alternative technologies that incorporate sophisticated detection and advanced software for collision avoidance include lane departure warning systems, adaptive cruise control, gesture control and automatic braking.

Green. The second mega-trend, “Green,” represents technologies designed to help reduce emissions, increase fuel economy and minimize the environmental impact of vehicles. Green is a key mega-trend today because of the convergence of several issues: climate change, volatility in oil prices, an increasing number of vehicles in use worldwide and recent and pending regulation outside the U.S. regarding fuel economy and greenhouse gas emissions. OEMs continue to focus on improving fuel efficiency and reducing emissions in order to meet increasingly stringent regulatory requirements in various markets. On a worldwide basis, the relevant authorities in the European Union, the United Kingdom, China, India, Japan, Brazil, South Korea and Argentina have already instituted regulations requiring reductions in emissions and/or increased fuel economy, with the U.S. expected to introduce new regulations in the near future. In many cases, other authorities have initiated legislation or regulation that would further tighten the standards through 2021 and beyond. Based on the current regulatory environment, we believe that OEMs, including those in the U.S. and China, will be subject to requirements for even greater reductions in carbon dioxide (“CO2”) emissions over the next ten years. These standards will require meaningful innovation as OEMs and suppliers are challenged to find ways to improve engine management, electrical power consumption, vehicle weight and integration of alternative technologies (e.g., electric/hybrid propulsion). As a result, suppliers are developing innovations that result in significant improvements in fuel economy, emissions and performance from gasoline and diesel internal combustion engines. At the same time, suppliers are also developing and marketing new and alternative technologies that support hybrid vehicles, electric vehicles and fuel cell products to improve fuel economy and emissions. We are developing key enabling technologies in the areas of vehicle charging and vehicle power distribution and control that are essential to the introduction of our customers’ electrified vehicle platforms. We are also enabling the trend towards vehicle electrification with high voltage electrification solutions that reduce CO2 emissions and increase fuel economy, making the world greener.
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

In an effort to further our leadership position in the automated driving space, in March 2020 we completed the transaction with Hyundai Motor Group (“Hyundai”) to form a new joint venture focused on the design, development and commercialization of autonomous driving technologies. The joint venture operates globally under the Motional brand name, and brings together one of the industry’s most innovative vehicle technology providers with one of the world’s largest OEMs. We expect this partnership to accelerate the path towards the development of production-ready autonomous driving systems for commercialization in the new mobility space.
We believe that substantial strategic value will be created from our partnership with Hyundai through our commitment to a shared mission of making driverless vehicles a safe, reliable, and accessible reality. Furthermore, we anticipate Motional’s presence in both North America and Asia, along with the global presence of both Aptiv and Hyundai, to generate economies of scale to support the development of a complete autonomous driving platform, as well as to facilitate mobility infrastructure advancements.
The Motional joint venture began testing fully driverless systems in 2020 and anticipates it will have a production-ready autonomous driving platform available for robotaxi providers, fleet operators and automotive manufacturers to test at prototype scale in 2022, with higher volumes available for deployment in 2023. In addition, Motional is involved in collaborative arrangements with mobility providers and with smart cities such as Boston and Singapore as solutions are developed for the evolving nature of the mobility industry. As a result of our substantial investments and strategic partnerships, we believe we are well-aligned with industry technology trends that will result in sustainable future growth in these evolving areas.
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
•High quality connectors are engineered primarily for use in the automotive and related markets, but also have applications in the aerospace, military and telematics sectors.
•Electrical centers provide centralized electrical power and signal distribution and all of the associated circuit protection and switching devices, thereby optimizing the overall vehicle electrical system.
•Distribution systems, including hybrid high voltage systems, are integrated into one optimized vehicle electrical system that can utilize smaller cable and gauge sizes and ultra-thin wall insulation (which product line makes up approximately 42%, 42% and 44% of our total revenue for the years ended December 31, 2020, 2019 and 2018, respectively).
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
•Advanced safety primarily consists of solutions that enable active and passive safety features and vehicle automation, as well as vision, radar, LiDAR and other sensing technologies.
•The user experience portfolio primarily enables in-cabin solutions around infotainment, driver interface and interior sensing solutions.
•Connectivity and security products primarily consists of solutions that provide body control, security and unlock vehicle data.
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
• Draexlmaier Automotive
• Lear Corporation
• Leoni AG
• Molex Inc. (a subsidiary of Koch Industries, Inc.)
• Sumitomo Corporation
• TE Connectivity, Ltd.
• Yazaki Corporation

Advanced Safety and User Experience	• Bosch Group
• Continental AG
• Denso Corporation
• Harman International (a subsidiary of Samsung Electronics)
• Hyundai Mobis
• Magna International
• Panasonic Corporation
• Valeo
• Veoneer, Inc.
• Visteon Corporation
• ZF Friedrichshafen AG

Customers
We sell our products and services to the major global OEMs in every region of the world. The following table provides the percentage of net sales to our largest customers for the year ended December 31, 2020:

Customer	Percentage of Net Sales
Volkswagen Group (“VW”)	10%
General Motors Company (“GM”)	9%
Fiat Chrysler Automobiles N.V. (“FCA”) (1)	8%
Ford Motor Company	7%
SAIC General Motors Corporation Limited	5%
Geely Automobile Holdings Limited	5%
PSA Peugeot Citroën (“PSA”) (1)	4%
Daimler AG	4%
Toyota Motor Corporation	2%
Tata Motors Limited	2%
Tesla Inc.	2%
Bayerische Motoren Werke AG (“BMW”)	2%
(1)On January 16, 2021, FCA and PSA executed a merger agreement to form a new, combined company (“Stellantis”). On a combined basis, the formerly separate companies accounted for 12% of Aptiv’s net sales for the year ended December 31, 2020.
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
Materials
We procure our raw materials from a variety of suppliers around the world. Generally, we seek to obtain materials in the region in which our products are manufactured in order to minimize transportation and other costs. The most significant raw materials we use to manufacture our products include copper and resins. As of December 31, 2020, we have not experienced any significant shortages of raw materials and normally do not carry inventories of such raw materials in excess of those reasonably required to meet our production and shipping schedules.

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
Human Capital Resources
As of December 31, 2020, we employed approximately 151,000 people; 24,000 salaried employees and 127,000 hourly employees. In addition, we maintain an alternative workforce of 33,000 contract and temporary workers. Certain of our employees are represented worldwide by numerous unions and works councils, including the International Union of Electronic, Electrical, Salaried, Machine and Furniture Workers - Communications Workers of America and the Confederacion De Trabajadores Mexicanos.
Retention and Talent Development
Our employees are united across the globe in pursuit of our mission of developing safer, greener and more connected solutions enabling the future of mobility. The retention of highly qualified and diverse talent is critical to this mission, Aptiv’s continued growth and effective succession planning. As part of our focus on the retention of employees, we believe in being strategic and intentional in our efforts to provide talented and diverse individuals an opportunity to leverage their demonstrated performance and to gain sustainable leadership qualities aligned to our mission, culture and values. We have developed robust succession plans for our top leadership. These plans align with our development initiatives, such as advancing diversity candidates in leadership and in engineering and manufacturing functions. Furthermore, we recognize the importance of mentorship and the part it plays in personal and professional growth.
Aptiv is committed to talent development and growing the next generation of leaders. We have established a process of recurring talent reviews, focused on development and execution of specific development action plans. In addition, we offer several development programs targeting various career development needs. Our Leadership Development Program provides a holistic approach that develops business acumen and personal competencies, as well as the opportunity to learn and interact with peers from around the world. Our Leadership Foundations program is designed to help newly hired or promoted managers understand the Aptiv way of leading people. We also leverage Aptiv Academy, our online learning management system, across the enterprise using in-person, online and virtual reality learning opportunities.
Culture
Aptiv continually evaluates the culture, values and behaviors we believe are core to enabling a thriving environment for our employees. To establish expectations and clarity regarding the culture we are shaping, as well as the behaviors we measure in our talent evaluation system, several thousand of our top leaders have participated in global culture workshops led by our chief executive officer (“CEO”) and chief human resources officer (“CHRO”).
Diversity and Inclusion
At Aptiv, we value each individual’s perspective and foster a strong culture of respect and inclusive collaboration. Leveraging our employees’ diverse backgrounds and experiences allows us to make better decisions and supports stronger operating performance. Our CEO and CHRO review succession and talent development plans, as well as diversity and inclusion, with our Board of Directors annually. Aptiv also participates in, and sponsors, numerous outreach programs around the world, which seek to promote and recruit women and diversity candidates into science, technology, engineering and math fields. Aptiv is committed to continuing to increase its level of diversity in middle management, senior leadership and technology roles over the coming years.

Health and Safety
Furthermore, we prioritize the health and safety of all our employees. We routinely assess occupational health and safety risks, including internal audits for all manufacturing sites, assessing, among other things, lost workday case rates, safety incident rates, safety habits training and number of training hours per employee. In response to the COVID-19 pandemic, we also implemented additional safety protocols designed to make all of Aptiv’s sites safer, which included extensive cleaning of our facilities, enhanced communications about safety protocols, building capacity limits, daily health screenings for on-site employees and mandatory mask use when indoors.
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
At December 31, 2020, 2019 and 2018, the undiscounted reserve for environmental investigation and remediation was approximately $4 million, $4 million and $4 million, respectively. We cannot ensure that our eventual environmental remediation costs and liabilities will not exceed the amount of our current reserves. In the event that such liabilities were to significantly exceed the amounts recorded, our results of operations could be materially affected.

SUPPLEMENTARY ITEM. EXECUTIVE OFFICERS OF THE REGISTRANT
The name, age (as of February 1, 2021), current positions and description of business experience of each of our executive officers are listed below. Our executive officers are elected annually by the Board of Directors and hold office until their successors are elected and qualified or until the officer’s resignation or removal. Positions noted below reflect current service to Aptiv PLC and prior service to Delphi Automotive PLC and Delphi Automotive LLP.
Kevin P. Clark, 58, is president and chief executive officer (CEO) of Aptiv and is a member of the company’s board of directors. Mr. Clark was named president and CEO and became a member of the board in March 2015. Previously, Mr. Clark was chief operating officer (COO) from October 2014 to March 2015. Prior to the COO position, Mr. Clark was chief financial officer and executive vice president from February 2013. He was appointed vice president and chief financial officer in July 2010. Previously, Mr. Clark was a founding partner of Liberty Lane Partners, LLC, a private-equity investment firm focused on building and improving middle-market companies. Prior to Liberty Lane Partners, Mr. Clark served as the chief financial officer of Fisher-Scientific International Inc., a manufacturer, distributor and service provider to the global healthcare market. Mr. Clark served as Fisher-Scientific’s chief financial officer from the company’s initial public offering in 2001 through the completion of its merger with Thermo Electron Corporation in 2006. Prior to becoming chief financial officer, Mr. Clark served as Fisher-Scientific’s corporate controller and treasurer.
Joseph R. Massaro, 51, is Aptiv’s chief financial officer and senior vice president, business operations. Mr. Massaro joined the Company in October 2013 as vice president, Internal Audit, and in September 2014 was appointed to the position of vice president, corporate controller. In March 2016, he was named senior vice president and chief financial officer and in September 2020, also assumed the role of senior vice president, business operations. Previously, Mr. Massaro was a managing director at Liberty Lane Partners from 2008 to 2010. He also served as chief financial officer of inVentiv Health Inc. from 2010 to 2013, a Liberty Lane portfolio company. Prior to Liberty Lane, he served in a variety of finance and operational roles at Thermo Fisher Scientific from 2002 to 2007, including senior vice president of Global Business Services where his responsibilities included the global sourcing and information technology functions. Prior to the merger with Thermo Electron, he also served as vice president and corporate controller of Fisher Scientific and held several other senior finance positions.
Allan J. Brazier, 54, is vice president and chief accounting officer of Aptiv, a position he has held since February 2011. Mr. Brazier joined the Company in June 2005 as senior manager of technical accounting and reporting, and prior to his current role served as assistant controller of technical accounting and reporting. Prior to joining Aptiv, Mr. Brazier was employed for seventeen years in financial roles of increasing responsibility at various companies. Mr. Brazier is a Certified Public Accountant and began his career with the international public accounting firm of KPMG.
Glen De Vos, 60, is senior vice president and chief technology officer of Aptiv, effective March 2017, and has responsibility for Aptiv’s innovation and global technologies. From November 2017 to October 2019, he was also president of Aptiv’s Mobility and Services Group. Mr. De Vos was most recently vice president of Software and Services for Aptiv’s Advanced Safety and User Experience segment, located at the Company’s Silicon Valley Lab in Mountain View, California from 2016 to 2017. He began his Aptiv career with Advanced Safety and User Experience in 1992, and following several progressive engineering and managerial roles in infotainment and user experience, was named vice president, Global Engineering for Advanced Safety and User Experience in 2012.
David Paja, 51, is senior vice president of Aptiv and president of Advanced Safety and User Experience, effective February 2017. He was most recently president of Honeywell Security & Fire, a global leader in electronic detection and prevention technologies for residential, commercial, and industrial applications from 2015 to 2017. From 2012 to 2014, he served Honeywell’s Transportation Systems segment as vice president and general manager for China and India. Mr. Paja was instrumental in enhancing Honeywell’s Internet of Things capabilities with advanced software and connectivity technologies, serving millions of connected homes and buildings worldwide. He began his Honeywell career in 2003 and held several leadership positions of increasing responsibility. Before joining Honeywell, Mr. Paja held several positions at Valeo Automotive.
William Presley, 51, is senior vice president of Aptiv and president of Signal and Power Solutions, effective September 2020. Mr. Presley joined Aptiv in January 2019 as president of the Electrical Distribution Systems business unit. Prior to joining Aptiv, he was at Lear Corporation. Mr. Presley most recently served as Lear’s vice president of the Wire Harness and Component business unit from 2018 to 2019, vice president of the Component business unit in 2017 and vice president, Global Electrical Engineering from 2013 to 2017. He began his Lear career in 2008 and held several leadership positions of increasing responsibility. Before joining Lear, Mr. Presley held several positions at Chrysler Corporation. Mr. Presley also served in both the U.S. Army and the Michigan Army National Guard for a combined total of 13 years as a Field Artillery Officer.
David M. Sherbin, 61, is senior vice president, general counsel, chief compliance officer and secretary of Aptiv. He was named to his current position in October 2009 and previously was vice president, general counsel from October 2005 to October 2009. He was appointed chief compliance officer in January 2006. Prior to joining Aptiv, Mr. Sherbin was vice president, general counsel and secretary for PulteGroup, Inc., a national homebuilder, from January 2005 through September

2005. Mr. Sherbin joined Federal-Mogul Corporation in 1997 and was named senior vice president, general counsel, secretary and chief compliance officer in 2003.
Mariya Trickett, 38, is senior vice president and chief human resources officer of Aptiv, effective September 2018. She joined Aptiv from Dana Incorporated, where she was most recently senior vice president of human resources from 2016 to 2018. In addition, she was a managing director of Dana Europe AG from 2013 to 2018. Prior to assuming the senior vice president of human resources position, she served as senior director of human resources for Dana’s global Off-Highway Driveline Technologies business, while also supporting the Aftermarket Group and all of Dana’s European operations from 2015 to 2016. From 2013 to 2015, Ms. Trickett worked as director of H.R. for Off-Highway Driveline Technologies, and senior H.R. manager for Europe from 2011 to 2013. She began her Dana career in 2007, and held roles supporting Dana’s sales and purchasing organizations, and worked in global compensation and international mobility.

ITEM 1A. RISK FACTORS
Set forth below are certain risks and uncertainties that could adversely affect our results of operations or financial condition and cause our actual results to differ materially from those expressed in forward-looking statements made by the Company. Also refer to the Cautionary Statement Regarding Forward-Looking Information in this Annual Report.
Risks Related to Business Environment and Economic Conditions
The extent to which the novel coronavirus (COVID-19) pandemic and measures taken in response thereto impact our business, financial condition, results of operations and cash flows will depend on future developments, which are highly uncertain and difficult to predict.
The global spread of the COVID-19 pandemic, which originated in late 2019 and was later declared a pandemic by the World Health Organization in March 2020, has negatively impacted the global economy, disrupted supply chains and created significant volatility in global financial markets. During 2020 we took decisive actions to enhance our financial flexibility and minimize the impact on our business, such as the ramping down of certain production facilities in response to customer plant closures and changes in vehicle production schedules, imposing certain travel restrictions, suspending the Company’s ordinary share cash dividend, issuing $2.3 billion combined of preferred and ordinary shares, extending substantially all of our existing Credit Agreement’s maturity to August 2022 and actively managing costs, capital spending and working capital to further strengthen our liquidity. Despite these proactive measures, the ultimate impact to our business continues to remain highly uncertain. The extent to which the COVID-19 pandemic will impact our business will depend on a number of evolving factors, including the duration and spread of the pandemic, as well as the possibility of the pandemic reoccurring, actions taken by governmental authorities to restrict certain business operations, social activity and travel or other actions. Our business may also be affected by the ultimate impacts of the pandemic on economic activity and whether recessionary conditions will persist or reoccur, consumer demand and vehicle production schedules, the ability of our supply chain to deliver in a timely and cost-effective manner, the ability of our employees, manufacturing and distribution facilities to operate efficiently and effectively, the continued viability and financial stability of our customers and suppliers and future access to capital, all of which remain uncertain.
The adverse impacts to Aptiv of the pandemic, which primarily affected us in the first half of 2020, included extended work stoppages and travel restrictions at our facilities and those of our customers and suppliers, decreases in consumer demand and vehicle production schedules, disruptions to our supply chain and other adverse global economic impacts, particularly those resulting from temporary governmental “lock-down” orders for all non-essential activities, initially in the first quarter of 2020 in China and subsequently in Europe, North America and South America. During the second half of 2020, many of these impacts abated, resulting in increased sales and profitability from the levels observed earlier in the year. However, during the fourth quarter of 2020, certain European and North American countries began to initiate new governmental restrictions in response to renewed pandemic impacts and concerns, and many of these restrictions have continued into the first quarter of 2021. As a result, due to the continuing uncertainties surrounding the impacts of the COVID-19 pandemic and resulting potential future governmental actions and economic impacts, it is possible that these adverse impacts could continue to reoccur, resulting in further adverse impacts on our future operating earnings and cash flows. In addition, to the extent the factors indicated above adversely affect our business, financial condition, results of operations and cash flows, they may also have the effect of heightening many of the other risk factors in this section.
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
Such disruptions could be caused by any one of a myriad of potential problems, such as closures of one of our or our suppliers’ plants or critical manufacturing lines due to strikes, mechanical breakdowns, electrical outages, fires, explosions or political upheaval, as well as logistical complications due to weather, global climate change, volcanic eruptions, or other natural or nuclear disasters, mechanical failures, delayed customs processing, the spread of an infectious disease, virus or other widespread illness and more. Additionally, as we grow in best cost countries, the risk for such disruptions is heightened. The lack of even a small single subcomponent necessary to manufacture one of our products, for whatever reason, could force us to cease production, even for a prolonged period. Similarly, a potential quality issue could force us to halt deliveries while we validate the products. Even where products are ready to be shipped, or have been shipped, delays may arise before they reach our customer. Our customers may halt or delay their production for the same reason if one of their other suppliers fails to deliver necessary components. This may cause our customers, in turn to suspend their orders, or instruct us to suspend delivery, of our products, which may adversely affect our financial performance.
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
The adverse impacts of the COVID-19 pandemic led to a significant vehicle production slowdown in the first half of 2020, which was followed by increased consumer demand and vehicle production schedules in the second half of 2020, particularly in the fourth quarter. This surge in demand led to a worldwide semiconductor supply shortage in early 2021, as semiconductor suppliers have been unable to rapidly reallocate production lines to serve the automotive industry. We are currently assessing the potential supply chain impacts of this worldwide shortage, which may directly or indirectly impact various automotive suppliers, and correspondingly, OEM production. We are working closely with our suppliers and customers to minimize any potential adverse impacts, and we continue to closely monitor the availability of semiconductor microchips and other component parts and raw materials, customer vehicle production schedules and any other supply chain inefficiencies that may arise, due to this or any other issue. However, any direct or indirect supply chain disruptions may have a material adverse impact on our financial condition, results of operations or cash flows.
The cyclical nature of automotive sales and production can adversely affect our business.
Our business is directly related to automotive sales and automotive vehicle production by our customers. Automotive sales and production are highly cyclical and, in addition to general economic conditions, also depend on other factors, such as consumer confidence and consumer preferences. Lower global automotive sales would be expected to result in substantially all of our automotive OEM customers lowering vehicle production schedules, which has a direct impact on our earnings and cash flows. In addition, automotive sales and production can be affected by labor relations issues, regulatory requirements, trade agreements, the availability of consumer financing and other factors, including global health crises, such as the COVID-19 pandemic. Economic declines that result in a significant reduction in automotive sales and production by our customers have in the past had, and may in the future have, an adverse effect on our business, results of operations and financial condition.
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
Our sensitivity to economic cycles and any related fluctuation in the businesses of our customers or potential customers may have a material adverse effect on our financial condition, results of operations or cash flows. The automotive industry experienced decreased global customer sales and production schedules in 2020, primarily due to the adverse impacts of the COVID-19 pandemic. Compared to 2019, vehicle production in 2020 decreased by 22% in Europe, 21% in North America, 3% in China and 31% in South America, our smallest region. As a result, we have experienced and may continue to experience reductions in orders from OEM customers in certain regions. Uncertainty relating to global or regional economic conditions may have an adverse impact on our business. A prolonged downturn in the global or regional automotive industry, or a significant change in product mix due to consumer demand, could require us to shut down plants or result in impairment charges, restructuring actions or changes in our valuation allowances against deferred tax assets, which could be material to our financial condition and results of operations. If global economic conditions deteriorate or economic uncertainty increases, our customers and potential customers may experience deterioration of their businesses, which may result in the delay or cancellation of plans to purchase our products. If vehicle production were to remain at low levels for an extended period of time or if cash losses for customer defaults rise, our cash flow could be adversely impacted, which could result in our needing to seek additional financing to continue our operations. There can be no assurance that we would be able to secure such financing on terms acceptable to us, or at all.

A drop in the market share and changes in product mix offered by our customers can impact our revenues.
We are dependent on the continued growth, viability and financial stability of our customers. Our customers generally are OEMs in the automotive industry. This industry is subject to rapid technological change, vigorous competition, short product life cycles and cyclical, reduced consumer demand patterns and industry consolidation. When our customers are adversely affected by these factors, we may be similarly affected to the extent that our customers reduce the volume of orders for our products. As a result of changes impacting our customers, sales mix can shift which may have either favorable or unfavorable impacts on our revenues and would include shifts in regional growth, shifts in OEM sales demand, as well as shifts in consumer demand related to vehicle segment purchases and content penetration. For instance, a shift in sales demand favoring a particular OEMs’ vehicle model for which we do not have a supply contract may negatively impact our revenue. A shift in regional sales demand toward certain markets could favorably impact the sales of those of our customers that have a large market share in those regions, which in turn would be expected to have a favorable impact on our revenue.
The mix of vehicle offerings by our OEM customers, which can be affected by industry consolidation, also impacts our sales. For example, in January 2021, FCA and PSA executed a merger agreement to form a new, combined company (“Stellantis”), which will represent the world’s fourth largest OEM. The merger may result in the discontinuation of certain major vehicle brands previously marketed under the separate companies, which may have a material adverse impact on our financial condition, results of operations or cash flows. In addition, a decrease in consumer demand for specific types of vehicles where we have traditionally provided significant content could have a significant effect on our business and financial condition. Our sales of products in the regions in which our customers operate also depend on the success of these customers in those regions.
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
Our future growth is dependent on our making the right investments at the right time to support product development and manufacturing capacity in geographic areas where we can support our customer base and in product areas of evolving vehicle technologies. We have identified the Asia Pacific region, and more specifically China, as a key geographic market, and have identified advanced driver assistance systems, autonomous driving technologies, mobility solutions and high voltage electrification systems as key product markets. We believe these markets are likely to experience substantial long-term growth, and accordingly have made and expect to continue to make substantial investments, both directly and through participation in various partnerships and joint ventures, in numerous manufacturing operations, technical centers, research and development activities and other infrastructure to support anticipated growth in these areas. If we are unable to deepen existing and develop additional customer relationships in the Asia Pacific region, or if we are unable to develop and introduce market-relevant advanced driver assistance or autonomous driving technologies, we may not only fail to realize expected rates of return on our existing investments, but we may incur losses on such investments and be unable to timely redeploy the invested capital to take advantage of other markets or product categories, potentially resulting in lost market share to our competitors. Our results will also suffer if these areas do not grow as quickly as we anticipate.
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
We believe that for certain of our businesses, success in developing market-relevant products depends in part on their ability to develop and maintain collaborative relationships with other companies. In particular, the recent formation of the Motional autonomous driving joint venture with Hyundai is dependent on the success of our relationship with our joint venture partner. There are certain risks involved in such relationships, as our collaborative partners may not devote sufficient resources to the success of our collaborations; may be acquired by other companies and subsequently terminate our collaborative arrangement; may compete with us; may not agree with us on key details of the collaborative relationship; or may not agree to renew existing collaborations on acceptable terms. Because these and other factors may be beyond our control, the development or commercialization of our products involved in collaborative partnerships may be delayed or otherwise adversely affected. If we or any of our collaborative partners terminate a collaborative arrangement, we may be required to devote additional resources to product development and commercialization or may need to cancel certain development programs, which could adversely affect our business and operational results.
Declines in the market share or business of our five largest customers may adversely impact our revenues and profitability.
Our five largest customers accounted for approximately 39% of our total net sales for the year ended December 31, 2020. Accordingly, our revenues may be adversely affected by decreases in any of their businesses or market share. For instance, certain United Automobile Workers (“UAW”) represented employees at GM initiated a labor strike in September 2019, lasting approximately six weeks in duration. As GM is one of our largest customers, this labor strike adversely impacted our financial condition, operating results and cash flows for the year ended December 31, 2019. In addition, because our customers typically have no obligation to purchase a specific quantity of parts, a decline in the production levels of any of our major customers, particularly with respect to models for which we are a significant supplier, could reduce our sales and thereby adversely affect our financial condition, operating results and cash flows.
Our business in China is subject to aggressive competition and is sensitive to economic and market conditions.
Maintaining a strong position in the Chinese market is a key component of our global growth strategy. The automotive technology and components market in China is highly competitive, with competition from many of the largest global manufacturers and numerous smaller domestic manufacturers. As the size of the Chinese market continues to increase over the long-term, we anticipate that additional competitors, both international and domestic, will seek to enter the Chinese market and that existing market participants will act aggressively to increase their market share. Increased competition may result in price reductions, reduced margins and our inability to gain or hold market share. Additionally, there have been periods of increased market volatility and moderations in the level of economic growth in China, which resulted in periods of lower automotive production growth rates in China than those previously experienced. For example, automotive production in China decreased by 3% in 2020, primarily due to the adverse impacts of the COVID-19 pandemic and foreign trade uncertainties, which follows a decrease of 9% in the region in 2019. Our business in China is sensitive to economic and market conditions that drive automotive sales volumes in China and may be impacted if there are reductions in vehicle demand in China. If we are unable to maintain our position in the Chinese market or if vehicle sales in China continue to decrease, our business and financial results could be materially adversely affected.
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
Certain of our non-U.S. subsidiaries sponsor defined benefit pension plans, which generally provide benefits based on negotiated amounts for each year of service. Our primary funded non-U.S. plans are located in Mexico and the United Kingdom and were underfunded by $73 million as of December 31, 2020. The funding requirements of these benefit plans, and the related expense reflected in our financial statements, are affected by several factors that are subject to an inherent degree of uncertainty and volatility, including governmental regulation. In addition to the defined benefit pension plans, we have retirement obligations driven by requirements in many of the countries in which we operate. These legally required plans require payments at the time benefits are due. Obligations, net of plan assets, related to these non-U.S. defined benefit pension plans and statutorily required retirement obligations totaled $539 million at December 31, 2020, of which $21 million is included in accrued liabilities, $519 million is included in long-term liabilities and $1 million is included in long-term assets in our consolidated balance sheets. Key assumptions used to value these benefit obligations and the cost of providing such benefits, funding requirements and expense recognition include the discount rate and the expected long-term rate of return on pension assets. If the actual trends in these factors are less favorable than our assumptions, this could have an adverse effect on our results of operations and financial condition.
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
Additionally, from time to time, we have recorded asset impairment losses relating to specific plants and operations. Generally, we record asset impairment losses when we determine that our estimates of the future undiscounted cash flows from an operation will not be sufficient to recover the carrying value of that facility’s building, fixed assets and production tooling. For goodwill, we perform a qualitative assessment of whether it is more likely than not that a reporting unit’s value is less than its carrying amount. If the qualitative assessment is not met, the Company then performs a quantitative assessment by comparing the estimated fair value of each reporting unit to its carrying value, including goodwill. If the fair value of the reporting unit is less than its carrying amount, the Company recognizes an impairment loss in an amount equal to the excess, not to exceed the amount of goodwill allocated to the reporting unit. It is possible that we could incur such charges in the future as changes in economic or operating conditions impacting the estimates and assumptions could result in additional impairment.
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
We have currency exposures related to buying, selling and financing in currencies other than the local currencies of the countries in which we operate. Approximately 66% of our net revenue for the year ended December 31, 2020 came from sales outside the U.S., which were primarily invoiced in currencies other than the U.S. dollar, and we expect net revenue from non-U.S. markets to continue to represent a significant portion of our net revenue. Accordingly, significant changes in currency exchange rates, particularly the Euro and Chinese Yuan (Renminbi), could cause fluctuations in the reported results of our businesses’ operations that could negatively affect our results of operations. Price increases caused by currency exchange rate fluctuations may make our products less competitive or have an adverse effect on our margins. Currency exchange rate fluctuations may also disrupt the business of our suppliers by making their purchases of raw materials more expensive and more difficult to finance.
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
We face risks associated with doing business in various national and local jurisdictions.
The majority of our manufacturing and distribution facilities are in countries outside of the U.S., including Mexico, China and other countries in Asia Pacific, Eastern and Western Europe, South America and Northern Africa. We also purchase raw materials and other supplies from many different countries around the world. For the year ended December 31, 2020, approximately 66% of our net revenue came from sales outside the U.S. International operations are subject to certain risks inherent in doing business abroad, including:
•exposure to local economic, political and labor conditions;
•unexpected changes in laws, regulations, trade or monetary or fiscal policy, including interest rates, foreign currency exchange rates and changes in the rate of inflation in the U.S. and other foreign countries;
•tariffs, quotas, customs and other import or export restrictions and other trade barriers;
•expropriation and nationalization;
•difficulty of enforcing agreements, collecting receivables and protecting assets through non-U.S. legal systems;
•reduced technology, data or intellectual property protections;
•limitations on repatriation of earnings;
•withholding and other taxes on remittances and other payments by subsidiaries;
•investment restrictions or requirements;
•violence and civil unrest in local countries; and
•compliance with the requirements of an increasing body of applicable anti-bribery laws, including the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act and similar laws of various other countries.
Additionally, our global operations may also be adversely affected by political events, domestic or international terrorist events and hostilities, complications due to natural, nuclear or other disasters or the spread of an infectious disease, virus or other widespread illness. For instance, the global spread of COVID-19, which originated in late 2019 and was later declared a pandemic by the World Health Organization in March 2020, caused certain governmental authorities worldwide to initiate “lock-down” orders for all non-essential activities, which at times, has included extended shutdowns of businesses in the impacted regions. In addition, government changes in Mexico have yielded requirements for increases in minimum wages throughout the country. These or any further political or governmental developments or health concerns in Mexico, China or other countries in which we operate could result in social, economic and labor instability. These uncertainties could have a material adverse effect on the continuity of our business and our results of operations and financial condition.
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
The United Kingdom’s exit from the European Union may adversely affect our business and profitability.
The United Kingdom (“U.K.”) and Europe agreed to terms for the U.K.’s exit from the European Union (“E.U.”), commonly referred to as “Brexit,” on December 24, 2020 and became effective on December 31, 2020. Under these terms, the U.K. and E.U. will continue to be able to trade on a tariff-free basis, though companies will be required to file customs and duty declarations for the cross border movement of goods, similar in nature to other border crossings. These compliance requirements will be effective beginning in early 2021 and may take several months to complete. During the implementation phase, our cross border shipments between the U.K. and E.U., and those of our customers and suppliers, may be subject to delays and restrictions which may adversely affect European and worldwide economic and market conditions. Potential adverse impacts of this phase may include reduced vehicle production, reduced global market liquidity and restrictions on the ability of key market participants to operate in certain financial markets which could contribute to instability in global financial and foreign exchange markets, including increased volatility in interest rates and foreign exchange rates. Although we do not have a material physical presence in the U.K., with less than 1% of our workforce located in the U.K. and approximately 2% of our annual net sales generated in the U.K., the potential impacts of Brexit could adversely impact other global economies, and in particular, the European economy, a region which accounted for approximately 34% of our total net sales for the year ended December 31, 2020. We continue to actively monitor the ongoing potential impacts of Brexit and will seek to minimize the impacts on our business through review of our existing contractual arrangements and obligations, particularly in the European region. Any of these effects of Brexit, among others, could adversely affect our business, business opportunities, results of operations, financial condition and cash flows.
If we fail to manage our growth effectively or to integrate successfully any new or future business ventures, acquisitions or strategic alliance into our business, our business could be materially adversely harmed.
We have completed a number of acquisitions in recent years, most recently the acquisition of Dynawave Inc., and we expect to continue to pursue business ventures, acquisitions, and strategic alliances that leverage our technology capabilities, enhance our customer base, geographic penetration and scale to complement our current businesses and we regularly evaluate potential opportunities, some of which could be material. While we believe that such transactions are an integral part of our long-term strategy, there are risks and uncertainties related to these activities. Assessing a potential growth opportunity involves extensive due diligence. However, the amount of information we can obtain about a potential growth opportunity may be limited, and we can give no assurance that new business ventures, acquisitions, and strategic alliances will positively affect our financial performance or will perform as planned. We may not be able to successfully assimilate or integrate companies that we acquire, including their personnel, financial systems, distribution, operations and general operating procedures. We may also encounter challenges in achieving appropriate internal control over financial reporting in connection with the integration of an acquired company. If we fail to assimilate or integrate acquired companies successfully, our business, reputation and operating results could be materially impacted. Likewise, our failure to integrate and manage acquired companies successfully may lead to future impairment of any associated goodwill and intangible asset balances.

We depend on information technology to conduct our business. Any significant disruptions to our information technology systems or facilities, or those of third parties with which we do business, such as disruptions caused by cyber-attacks, could adversely impact our business.
Our ability to keep our business operating effectively depends on the functional and efficient operation of information technology systems and facilities, both internally and externally. We rely on these systems to, among other things, make a variety of day-to-day business decisions as well as to record and process transactions, billings, payments, inventory and other data, in many currencies, on a daily basis, and across numerous and diverse markets and jurisdictions. Our systems, as well as those of our customers, suppliers, partners and service providers, also contain sensitive confidential information or intellectual property and are susceptible to interruptions (including those caused by systems failures, cyber-attacks and other natural or man-made incidents or disasters), which may be prolonged or go undetected. Cyber-attacks, both domestically and abroad, are increasing in their frequency, sophistication and intensity, and have become increasingly difficult to detect. Although we have and continue to take precautions to prevent, detect and mitigate such events, including geographically diverse data centers, redundant infrastructure and the implementation of security measures, a significant or large-scale interruption of our information technology systems or facilities could adversely affect our ability to manage and keep our operations running efficiently and effectively, and could result in significant costs, fines or litigation. An incident that results in a wider or sustained disruption to our business or products could have a material adverse effect on our business, financial condition and results of operations.
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
We face an inherent business risk of exposure to warranty claims and product liability in the event that our products fail to perform as expected and, in the case of product liability, such failure of our products results in bodily injury and/or property damage. The fabrication of the products we manufacture is a complex and precise process. Our customers specify quality, performance and reliability standards. If flaws in either the design or manufacture of our products were to occur, we could experience a rate of failure in our products that could result in significant delays in shipment and product re-work or replacement costs. Although we engage in extensive product quality programs and processes, these may not be sufficient to avoid product failures, which could cause us to:
•lose net revenue;
•incur increased costs such as warranty expense and costs associated with customer support;
•experience delays, cancellations or rescheduling of orders for our products;
•experience increased product returns or discounts; or
•damage our reputation,

all of which could negatively affect our financial condition and results of operations.
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
We are subject to regulation governing, among other things:
•the generation, storage, handling, use, transportation, presence of, or exposure to hazardous materials;
•the emission and discharge of hazardous materials into the ground, air or water;
•the incorporation of certain chemical substances into our products, including electronic equipment; and
•the health and safety of our employees.
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
Certain environmental laws impose liability, sometimes regardless of fault, for investigating or cleaning up contamination on or emanating from our currently or formerly owned, leased or operated property, as well as for damages to property or natural resources and for personal injury arising out of such contamination. Some of these environmental laws may also assess liability on persons who arrange for hazardous substances to be sent to third-party disposal or treatment facilities when such facilities are found to be contaminated. At this time, we are involved in various stages of investigation and cleanup related to environmental remediation matters at a number of present and former facilities. The ultimate cost to us of site cleanups is difficult to predict given the uncertainties regarding the extent of the required cleanup, the potential for ongoing environmental monitoring and maintenance that could be required for many years, the interpretation of applicable laws and regulations, alternative cleanup methods, and potential agreements that could be reached with governmental and third parties. While we have environmental reserves of approximately $4 million at December 31, 2020 for the cleanup of presently-known environmental contamination conditions, it cannot be guaranteed that actual costs will not significantly exceed these reserves. We also could be named as a potentially responsible party at additional sites in the future and the costs associated with such future sites may be material.
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
In addition, we conduct significant business operations in Brazil that are subject to the Brazilian federal labor, social security, environmental, tax and customs laws as well as a variety of state and local laws. While we believe we comply with such laws, they are complex, subject to varying interpretations, and we are often engaged in litigation with government agencies regarding the application of these laws to particular circumstances. As of December 31, 2020, the majority of claims asserted against Aptiv in Brazil relate to such litigation. The remaining claims relate to commercial and labor litigation with private parties in Brazil. As of December 31, 2020, claims totaling approximately $105 million (using December 31, 2020 foreign currency rates) have been asserted against Aptiv in Brazil. As of December 31, 2020, we maintained reserves for these asserted claims of approximately $20 million (using December 31, 2020 foreign currency rates).
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
Our future effective tax rates could be affected by changes in the mix of earnings in countries with differing statutory rates and changes in tax laws or their interpretation including changes related to tax holidays or tax incentives. Our taxes could increase if certain tax holidays or incentives are not renewed upon expiration, or if tax rates or regimes applicable to us in such jurisdictions are otherwise increased. Existing income tax laws, regulations and related international agreements provide guidance and direction on the allocations of income and applicable taxing rights among the countries in which we operate. Changes in these guidelines are being contemplated at the local, national, regional (particularly in the E.U.), and global levels (through organizations like the G20 and the Organisation for Economic Co-operation and Development). Any changes, especially if made inconsistently, could have a materially adverse impact on our financial results.
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

General Risk Factors
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

ITEM 2. PROPERTIES
As of December 31, 2020, we owned or leased 124 major manufacturing sites and 12 major technical centers. A manufacturing site may include multiple plants and may be wholly or partially owned or leased. We also have many smaller manufacturing sites, sales offices, warehouses, engineering centers, joint ventures and other investments strategically located throughout the world. We have a presence in 44 countries. The following table shows the regional distribution of our major manufacturing sites by the operating segment that uses such facilities:

	North America	Europe, Middle East & Africa	Asia Pacific	South America	Total
Signal and Power Solutions	43	34	31	5	113
Advanced Safety and User Experience	2	5	4	—	11
Total	45	39	35	5	124
In addition to these manufacturing sites, we had 12 major technical centers: five in North America; two in Europe, Middle East and Africa; and five in Asia Pacific.
Of our 124 major manufacturing sites and 12 major technical centers, which include facilities owned or leased by our consolidated subsidiaries, 63 are primarily owned and 73 are primarily leased.
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
Brazil Matters
Aptiv conducts business operations in Brazil that are subject to the Brazilian federal labor, social security, environmental, tax and customs laws, as well as a variety of state and local laws. While Aptiv believes it complies with such laws, they are complex, subject to varying interpretations, and the Company is often engaged in litigation with government agencies regarding the application of these laws to particular circumstances. As of December 31, 2020, the majority of claims asserted against

Aptiv in Brazil relate to such litigation. The remaining claims in Brazil relate to commercial and labor litigation with private parties. As of December 31, 2020, claims totaling approximately $105 million (using December 31, 2020 foreign currency rates) have been asserted against Aptiv in Brazil. As of December 31, 2020, the Company maintains accruals for these asserted claims of $20 million (using December 31, 2020 foreign currency rates). The amounts accrued represent claims that are deemed probable of loss and are reasonably estimable based on the Company’s analyses and assessment of the asserted claims and prior experience with similar matters. While the Company believes its accruals are adequate, the final amounts required to resolve these matters could differ materially from the Company’s recorded estimates and Aptiv’s results of operations could be materially affected. The Company estimates the reasonably possible loss in excess of the amounts accrued related to these claims to be zero to $85 million.

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
As of January 29, 2021, there were 2 shareholders of record of our ordinary shares.
The following graph reflects the comparative changes in the value from December 31, 2015 through December 31, 2020, assuming an initial investment of $100 and the reinvestment of dividends, if any in (1) our ordinary shares, (2) the S&P 500 index and (3) the Automotive Peer Group. Historical share prices of our ordinary shares have been adjusted to reflect the Separation. Historical performance may not be indicative of future shareholder returns.
Stock Performance Graph

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN*

$450
$400
$350
$300
$250
$200
$150
$100
$50
12/31/2015
12/31/2016
12/31/2017
12/31/2018
12/31/2019
12/31/2020
Aptiv PLC (1)
S&P 500 (2)
Automotive Peer Group (3)

*    $100 invested on December 31, 2015 in our stock or in the relevant index, including reinvestment of dividends. Fiscal year ended December 31, 2020.
(1)Aptiv PLC, adjusted for the distribution of Delphi Technologies on December 4, 2017
(2)S&P 500 – Standard & Poor’s 500 Total Return Index
(3)Automotive Peer Group – Adient Plc, American Axle & Manufacturing Holdings Inc, Aptiv PLC, Borgwarner Inc, Cooper Tire & Rubber Co, Cooper-standard Holdings Inc, Dana Inc, Dorman Products Inc, Ford Motor Co, General Motors Co, Gentex Corp, Gentherm Inc, Genuine Parts Co, Goodyear Tire & Rubber Co, Lear Corp, Lkq Corp, Meritor Inc, Motorcar Parts Of America Inc, Standard Motor Products Inc, Stoneridge Inc, Tenneco Inc, Tesla Inc, Visteon Corp

Company Index	December 31, 2015	December 31, 2016	December 31, 2017	December 31, 2018	December 31, 2019	December 31, 2020
Aptiv PLC (1)	$100.00	$79.94	$121.83	$89.29	$139.19	$191.42
S&P 500 (2)	100.00	111.96	136.40	130.42	171.49	203.04
Automotive Peer Group (3)	100.00	99.50	123.77	98.95	122.30	393.86

Equity Compensation Plan Information
The table below contains information about securities authorized for issuance under equity compensation plans. The features of these plans are discussed further in Note 21. Share-Based Compensation to our audited consolidated financial statements.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	2,087,438	(1)	$—	(2)	13,745,696	(3)
Equity compensation plans not approved by security holders	—		—		—
Total	2,087,438		—		13,745,696
(1)Includes (a) 51,674 outstanding restricted stock units granted to our Board of Directors and (b) 2,035,764 outstanding time- and performance-based restricted stock units granted to our employees. All grants were made under the Aptiv PLC Long Term Incentive Plan, as amended and restated effective April 23, 2015 (the “PLC LTIP”). Includes accrued dividend equivalents.
(2)The restricted stock units have no exercise price.
(3)Remaining shares available under the PLC LTIP.
Repurchase of Equity Securities
There were no repurchases of equity securities during the quarter ended December 31, 2020. In January 2019, the Board of Directors authorized a share repurchase program of up to $2.0 billion. This program will commence following the completion of the previously announced share repurchase program of $1.5 billion, which was approved by the Board of Directors in April 2016. As of December 31, 2020, approximately $2,013 million remained available for repurchases pursuant to these programs.

ITEM 6. SELECTED FINANCIAL DATA
The following selected consolidated financial data were derived from our audited consolidated financial statements and should be read in conjunction with, and are qualified by reference to, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and the audited consolidated financial statements and notes thereto included elsewhere in this Annual Report. The financial information presented may not be indicative of our future performance.
The assets and liabilities and operating results for the previously reported Powertrain Systems and Thermal Systems segments have been reclassified as discontinued operations separate from the Company’s continuing operations for all periods presented.

	Year Ended December 31,
	2020	2019	2018	2017	2016
	(dollars and shares in millions, except per share data)
Statements of operations data:
Net sales	$13,066	$14,357	$14,435	$12,884	$12,274
Depreciation and amortization (1)	764	717	676	546	489
Operating income (2)	2,118	1,276	1,473	1,416	1,539
Interest expense	(164)	(164)	(141)	(140)	(155)
Income from continuing operations	1,822	1,009	1,107	1,063	868
Income from discontinued operations, net of tax	—	—	—	365	458
Net income	1,822	1,009	1,107	1,428	1,326
Net income attributable to noncontrolling interest	18	19	40	73	69
Net income attributable to Aptiv	1,804	990	1,067	1,355	1,257
Mandatory Convertible Preferred Share dividends	(35)	—	—	—	—
Net income attributable to ordinary shareholders	1,769	990	1,067	1,355	1,257

Net income per share data:
Basic net income per share:
Continuing operations	$6.72	$3.85	$4.04	$3.82	$3.05
Discontinued operations	—	—	—	1.25	1.55
Basic net income per share attributable to ordinary shareholders	$6.72	$3.85	$4.04	$5.07	$4.60
Diluted net income per share:
Continuing operations	$6.66	$3.85	$4.02	$3.81	$3.05
Discontinued operations	—	—	—	1.25	1.54
Diluted net income per share attributable to ordinary shareholders	$6.66	$3.85	$4.02	$5.06	$4.59
Weighted average shares outstanding	263	257	264	267	273
Cash dividends declared and paid per ordinary share	$0.22	$0.88	$0.88	$1.16	$1.16

Other financial data:
Capital expenditures	$584	$781	$846	$698	$657
Adjusted operating income (3)	867	1,548	1,751	1,594	1,623
Adjusted operating income margin (4)	6.6%	10.8%	12.1%	12.4%	13.2%
Net cash provided by operating activities (5)	$1,413	$1,624	$1,628	$1,468	$1,941
Net cash used in investing activities (5)	(626)	(1,111)	(2,048)	(1,252)	(578)
Net cash provided by (used in) financing activities (5)	1,613	(649)	(555)	456	(1,081)

	As of December 31,
	2020	2019	2018	2017	2016
	(in millions, except employee data)
Balance sheet and employment data:
Cash and cash equivalents	$2,821	$412	$567	$1,596	$737
Total assets (6)	$17,522	$13,459	$12,480	$12,169	$12,292
Total debt	$4,101	$4,364	$4,344	$4,149	$3,963
Working capital, as defined (7)	$1,538	$1,392	$1,430	$1,296	$1,169
Shareholders’ equity	$8,100	$4,011	$3,670	$3,517	$2,763
Global employees (8)	151,000	141,000	143,000	129,000	145,000

(1)	Includes long-lived and intangible asset impairments.
(2)
The year ended December 31, 2020 includes a pre-tax gain of $1.4 billion for the completion of the Motional autonomous driving joint venture, as further discussed in Note 24. Held for Sale to the audited consolidated financial statements contained herein.

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
The reconciliation of Adjusted Operating Income to operating income includes restructuring, other acquisition and portfolio project costs (which includes costs incurred to integrate acquired businesses and to plan and execute product portfolio transformation actions, including business and product acquisitions and divestitures), asset impairments, gains (losses) on business divestitures and other transactions and deferred compensation related to acquisitions. The reconciliation of Adjusted Operating Income to net income attributable to the Company is as follows:

	Year Ended December 31,
	2020	2019	2018	2017	2016
	(in millions)
Net income attributable to Aptiv	$1,804	$990	$1,067	$1,355	$1,257
Net income attributable to noncontrolling interest	18	19	40	73	69
Income from discontinued operations, net of tax	—	—	—	(365)	(458)
Income from continuing operations	1,822	1,009	1,107	1,063	868
Equity loss (income), net of tax	83	(15)	(23)	(31)	(35)
Income tax expense	49	132	250	223	167
Other (income) expense, net (a)	—	(14)	(2)	21	384
Interest expense	164	164	141	140	155
Operating income (b)	2,118	1,276	1,473	1,416	1,539
Restructuring	136	148	109	129	167
Other acquisition and portfolio project costs	23	71	78	28	57
Asset impairments	10	11	34	9	1
Gain on business divestitures and other transactions	(1,434)	—	—	—	(141)
Deferred compensation related to acquisitions	14	42	57	12	—
Adjusted operating income (b)	$867	$1,548	$1,751	$1,594	$1,623
(a)    During the year ended December 31, 2016, the Company recorded a reserve of $300 million for litigation related to general unsecured claims against the former Delphi Corporation.
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
(6)
The adoption of Accounting Standards Update (“ASU”) 2016-02, Leases, resulted in the recognition of operating lease right-of-use assets in the consolidated balance sheet as of December 31, 2019, which impacts comparability to 2018 and prior periods.

(7)	Working capital is calculated herein as accounts receivable plus inventories less accounts payable.
(8)
Excludes temporary and contract workers. As of December 31, 2020, we employed approximately 33,000 temporary and contract workers. Periods prior to December 31, 2017 include employees of discontinued operations.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following management’s discussion and analysis of financial condition and results of operations (“MD&A”) is intended to help you understand the business operations and financial condition of the Company for the period ended December 31, 2020. This discussion should be read in conjunction with Item 8. Financial Statements and Supplementary Data. Our MD&A is presented in seven sections:
•Executive Overview
•Consolidated Results of Operations
•Results of Operations by Segment
•Liquidity and Capital Resources
•Off-Balance Sheet Arrangements and Other Matters
•Significant Accounting Policies and Critical Accounting Estimates
•Recently Issued Accounting Pronouncements
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
We are one of the largest vehicle component manufacturers, and our customers include 23 of the 25 largest automotive OEMs in the world.
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
COVID-19 affected nearly every facet of our operations. In spite of these impacts, our 2020 performance reflects our team’s dedication and efforts to ensure the health and safety of our employees first, while positioning the Company for flawless execution for our customers as operations resumed. Management’s actions preserved and enhanced Aptiv’s financial strength during the pandemic and generated strong returns following the restart of our global operations. Our financial and business achievements in 2020 include the following:
•Strengthening our balance sheet and liquidity position in order to continue to invest in value-enhancing opportunities, despite COVID-19
◦Leveraging opportunistic market pricing dynamics and strong market demand by issuing $1.15 billion of ordinary shares and $1.15 billion of 5.50% preferred shares; and
◦Extending the maturity of substantially all of our existing Credit Agreement to August 2022.
•Acting decisively in response to the global pandemic
◦Taking early and decisive actions to preserve our financial strength, including temporarily reducing executive pay, reducing capital expenditures, and suspending share repurchases and ordinary share dividends; and
◦Designing and successfully implementing our safe operations protocols, which enabled our facilities to restart safely and operate with zero production disruptions following the restart.
•Generating strong results despite the pandemic

◦Delivering sustained outperformance, with above-market sales growth of 10%, attributable to our portfolio of leading technologies aligned with secular growth drivers; and
◦Generating $2,118 million of operating income or $867 million of adjusted operating income and cash flow from operations of $1.4 billion, despite the pandemic’s negative impact on automotive production; and
◦Achieving 49.64% total shareholder return over the period 2018 through 2020, illustrating our investors’ belief in our long-term strategy and current financial performance.
•Continuing our relentless focus on cost structure and operational optimization
◦Maximizing our operational flexibility and profitability at all points in the normal automotive business cycle, by having approximately 97% of our hourly workforce based in best cost countries, and approximately 20% of our hourly workforce composed of temporary employees; and
◦Recruiting and retaining top talent from various industries, including technology.
•Continuing to execute on our long-term Safe, Green and Connected strategy to enable a more sustainable future
◦Furthering our leadership position in automated driving through the formation of the Motional autonomous driving joint venture with Hyundai, which is focused on the design, development and commercialization of autonomous driving technologies; and
◦Expanding our market relevant portfolio to address the industry’s top challenges, including high voltage electrification and active safety technologies; and
◦Significantly enhancing our commitment to corporate sustainability.
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
In an effort to further our leadership position in the automated driving space, in March 2020 we completed the transaction with Hyundai to form a new joint venture focused on the design, development and commercialization of autonomous driving technologies. The joint venture operates globally under the Motional brand name, and brings together one of the industry’s most innovative vehicle technology providers with one of the world’s largest OEMs. We expect this partnership to accelerate the path towards the development of production-ready autonomous driving systems for commercialization in the new mobility space.
We believe that substantial strategic value will be created from our partnership with Hyundai through our commitment to a shared mission of making driverless vehicles a safe, reliable, and accessible reality. Furthermore, we anticipate Motional’s presence in both North America and Asia, along with the global presence of both Aptiv and Hyundai, to generate economies of scale to support the development of a complete autonomous driving platform, as well as to facilitate mobility infrastructure advancements.
The Motional joint venture began testing fully driverless systems in 2020 and anticipates it will have a production-ready autonomous driving platform available for robotaxi providers, fleet operators and automotive manufacturers to test at prototype scale in 2022, with higher volumes available for deployment in 2023. In addition, Motional is involved in collaborative arrangements with mobility providers and with smart cities such as Boston and Singapore as solutions are developed for the evolving nature of the mobility industry. As a result of our substantial investments and strategic partnerships, we believe we are well-aligned with industry technology trends that will result in sustainable future growth in these evolving areas.
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
Targeting the right business with the right customers. We intend to be strategic in our pursuit of new business and customers in order to achieve disciplined, above-market growth. We conduct in-depth analysis of market share and product trends by region in order to prioritize research, development and engineering spend for the customers that we believe will be successful. Collaboration with customers in our 12 major technical centers around the world helps us develop innovative product solutions designed to meet their needs. As more OEMs design vehicles for global platforms, where the same vehicle architecture is shared among different regions, we are well suited to provide global design and engineering support while manufacturing these products for a specific regional market.
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
Pursuing selected acquisitions and strategic investments. In order to maintain our strong liquidity position in the midst of the uncertainty caused by the COVID-19 pandemic, we completed only one acquisition in 2020. We intend to continue to pursue selected transactions that leverage our technology capabilities and enhance and expand our commercialization of new mobility solutions, product offerings, customer base, geographic penetration and scale to complement our current businesses, while continuing to enhance our product offerings and competitive position in growing market segments.
Trends, Uncertainties and Opportunities
COVID-19 pandemic. The global spread of COVID-19, which originated in late 2019 and was later declared a pandemic by the World Health Organization in March 2020, has negatively impacted the global economy, disrupted supply chains and created significant volatility in global financial markets. Most notably with respect to the automotive industry, we experienced extended work stoppages in China during the first quarter of 2020, where we have a major manufacturing base, and the subsequent suspension of vehicle production by our OEM customers in North America and Europe, which combined accounted for 69% of our net sales for the year ended December 31, 2020, as the pandemic spread to those regions and governmental authorities initiated “lock-down” orders for all non-essential activities. The work stoppages began to abate in China in March, and North America and Europe OEM production restarted sporadically in the second quarter, however the risk of renewed government “lock-down” orders resulting in further work stoppages remains. Although we have taken decisive actions to enhance our financial flexibility and minimize the impact on our business, such as the ramping down of certain production facilities in response to customer plant closures and changes in vehicle production schedules, imposing certain travel restrictions, suspending our ordinary share cash dividend, issuing $2.3 billion combined of preferred and ordinary shares, extending substantially all of our existing Credit Agreement’s maturity to August 2022 and actively managing costs, capital spending and working capital to further strengthen our liquidity, the ultimate impact to our business continues to remain uncertain. During the year ended December 31, 2020, our net sales were adversely impacted by volume decreases of approximately 7%, primarily due to the impacts resulting from the COVID-19 pandemic, which included extended work stoppages and travel restrictions at our facilities and those of our customers and suppliers, decreases in consumer demand and vehicle production schedules, disruptions to our supply chain and other resultant adverse global economic impacts.
For example, the adverse impacts of the COVID-19 pandemic led to a significant vehicle production slowdown in the first half of 2020, which was followed by increased consumer demand and vehicle production schedules in the second half of 2020, particularly in the fourth quarter. This surge in demand led to a worldwide semiconductor supply shortage in early 2021, as semiconductor suppliers have been unable to rapidly reallocate production lines to serve the automotive industry. We are working closely with our suppliers and customers to minimize any potential adverse impacts, and we continue to closely monitor the availability of semiconductor microchips and other component parts and raw materials, customer vehicle production schedules and any other supply chain inefficiencies that may arise, due to this or any other issue. However, any direct or indirect supply chain disruptions may have a material adverse impact on our financial condition, results of operations or cash flows. We continue to actively monitor the potential supply chain impacts of this worldwide shortage and other ongoing potential impacts of COVID-19 and will seek to aggressively mitigate and minimize its impact on our business.
Economic conditions. Our business is directly related to automotive sales and automotive vehicle production by our customers. Automotive sales depend on a number of factors, including global and regional economic conditions. Global automotive vehicle production decreased 16% (19% on an Aptiv weighted market basis, which represents global vehicle production weighted to the geographic regions in which the Company generates its revenue, “AWM”) from 2019 to 2020, representing automotive vehicle production declines across all major regions during the year, primarily due to the adverse global economic impacts and uncertainty caused by the worldwide spread of the COVID-19 pandemic. Compared to 2019, vehicle production in 2020 decreased by 22% in Europe, 21% in North America, 3% in China and 31% in South America, our smallest region. Refer to Note 22. Segment Reporting of the notes to the audited consolidated financial statements, included in Item 8. Financial Statements and Supplementary Data of this Annual Report for financial information concerning principal geographic areas.
Economic volatility or weakness in North America, Europe, China or South America, could result in a significant reduction in automotive sales and production by our customers, which would have an adverse effect on our business, results of operations and financial condition. There is also potential that geopolitical factors could adversely impact the U.S. and other economies, and specifically the automotive sector. In particular, changes to international trade agreements, such as the United States-Mexico-Canada Agreement or other political pressures could affect the operations of our OEM customers, resulting in reduced automotive production in certain regions or shifts in the mix of production to higher cost regions. Increases in interest rates could also negatively impact automotive production as a result of increased consumer borrowing costs or reduced credit availability. Additionally, economic weakness may result in shifts in the mix of future automotive sales (from vehicles with more content such as luxury vehicles, trucks and sport utility vehicles toward smaller passenger cars). While our diversified customer and geographic revenue base, along with our flexible cost structure, have well positioned us to withstand the impact of industry downturns and benefit from industry upturns, shifts in the mix of global automotive production to higher cost regions or to vehicles with less content could adversely impact our profitability.
There have also been periods of increased market volatility and currency exchange rate fluctuations, both globally and most specifically within the U.K. and Europe, as a result of the U.K.’s exit from the E.U., commonly referred to as “Brexit,” the terms of which were determined on December 24, 2020 and became effective on December 31, 2020. Under these terms, the U.K. and E.U. will continue to be able to trade on a tariff-free basis, though companies will be required to file customs and duty declarations for the cross border movement of goods, similar in nature to other border crossings. These compliance requirements will be effective beginning in early 2021 and may take several months to complete. During the implementation phase, our cross border shipments between the U.K. and E.U., and those of our customers and suppliers, may be subject to delays and restrictions which may adversely affect European and worldwide economic and market conditions. Potential adverse impacts of this phase may include reduced vehicle production, reduced global market liquidity and restrictions on the ability of key market participants to operate in certain financial markets which could contribute to instability in global financial and foreign exchange markets, including increased volatility in interest rates and foreign exchange rates. Although we do not have a material physical presence in the U.K., with less than 1% of our workforce located in the U.K. and approximately 2% of our annual net sales generated in the U.K., the potential impacts of Brexit could adversely impact other global economies, and in particular, the European economy, a region which accounted for approximately 34% of our total net sales for the year ended December 31, 2020. We continue to actively monitor the ongoing potential impacts of Brexit and will seek to minimize the impacts on our business through review of our existing contractual arrangements and obligations, particularly in the European region.
Key growth markets. There have been periods of increased market volatility and moderation in the level of economic growth in China, which resulted in periods of lower automotive production growth rates in China than those previously experienced, as evidenced by the reduction in volumes in the region during the year ended December 31, 2020. Production decreased 3% in China during 2020, primarily as a result of the COVID-19 pandemic. Despite these vehicle production declines and the recent moderation in the level of economic growth in China, rising income levels in China and other key growth markets are expected to result in stronger growth rates in these markets over the long-term. Our strong global presence, and presence in these markets, has positioned us to experience above-market growth rates over the long-term. We continue to expand our established presence in key growth markets, positioning us to benefit from the expected long-term growth opportunities in these regions. We are capitalizing on our long-standing relationships with the global OEMs and further enhancing our positions with the key growth market OEMs to continue expanding our worldwide leadership. We continue to build upon our extensive geographic reach to capitalize on fast-growing automotive markets. We believe that our presence in best cost countries positions us to realize incremental margin improvements as the global balance of automotive production shifts towards the key growth markets.
We have a strong local presence in China, including a major manufacturing base and well-established customer relationships. Each of our business segments have operations and sales in China. Our business in China remains sensitive to economic and market conditions that impact automotive sales volumes in China, and may be affected if the pace of growth slows as the Chinese market matures or if there are reductions in vehicle demand in China, as have recently been experienced as a result of the COVID-19 pandemic. However, we continue to believe this market will benefit from long-term demand for new vehicles and stringent governmental regulation driving increased vehicle content, including accelerated demand for electrified vehicles.
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
Global capabilities. Many OEMs are continuing to adopt global vehicle platforms to increase standardization, reduce per unit cost and increase capital efficiency and profitability. As a result, OEMs are selecting suppliers that have the capability to manufacture products on a worldwide basis, as well as the flexibility to adapt to regional variations. Suppliers with global scale and strong design, engineering and manufacturing capabilities, are best positioned to benefit from this trend. Our global footprint enables us to serve the global OEMs on a worldwide basis as we gain market share with the emerging market OEMs. This regional model is structured primarily to service the North American market from Mexico, the South American market from Brazil, the European market from Eastern Europe and North Africa, and the Asia Pacific market from China, and we have continued to rotate our manufacturing footprint to best cost locations within these regions.
Our global operations are subject to certain risks inherent in doing business abroad, including unexpected changes in laws or regulations governing trade, or other monetary or tax fiscal policy changes, including tariffs, quotas, customs and other import or export restrictions or trade barriers. We are also subject to risks associated with actions taken by governmental authorities to impose changes in laws or regulations that restrict certain business operations, trade or travel in response to a pandemic or widespread outbreak of an illness. For instance, the worldwide spread of the COVID-19 pandemic has had adverse impacts on our global operations, the automotive industry and economies around the world. Most notably, the pandemic has resulted in extended work stoppages and travel restrictions at our facilities and those of our customers and suppliers, decreases in consumer demand and vehicle production schedules, disruptions to our supply chain and other adverse global economic impacts, particularly those resulting from temporary governmental “lock-down” orders for all non-essential activities, initially in the first quarter in China and subsequently in Europe, North America and South America. Although many of the adverse impacts of the pandemic abated during the second half of 2020, we are unable to predict the ultimate impact to our business due to a number of evolving factors, including the duration and spread of the pandemic, the impact of the pandemic on economic activity, consumer demand and vehicle production schedules, and the actions of governmental authorities across the globe. Furthermore, in the fourth quarter of 2020, certain European and North American countries began to initiate new governmental restrictions in response to renewed pandemic impacts and concerns. Many of these restrictions have continued into the first quarter of 2021, which, in combination with other actions and events, may adversely impact future operating earnings and cash flows. These or any further political or governmental developments in response to the COVID-19 pandemic could result in social, economic and labor instability.

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
Product development. The automotive technology and components industry is highly competitive, both domestically and internationally, and is characterized by rapidly changing technology, evolving industry standards and changes in customer needs. Our ability to anticipate changes in technology and regulatory standards and to successfully develop and introduce new and enhanced products on a timely and cost competitive basis will be a significant factor in our ability to remain competitive. To compete effectively in the automotive technology and components industry, we must be able to develop and launch new products to meet our customers’ demands in a timely manner. Our innovative technologies and robust global engineering and development capabilities have us well positioned to meet the increasingly stringent vehicle manufacturer demands and consumer preferences for high-technology content in automobiles.
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
Engineering, design and development. Our history and culture of innovation have enabled us to develop significant intellectual property and design and development expertise to provide advanced technology solutions that meet the demands of our customers. We have a team of approximately 18,200 scientists, engineers and technicians focused on developing leading product solutions for our key markets, located at 12 major technical centers in China, Germany, India, Mexico, Poland, Singapore and the United States. Our total investment in research and development, including engineering, was approximately $1.3 billion, $1.5 billion and $1.4 billion for the years ended December 31, 2020, 2019 and 2018, respectively, which includes approximately $303 million, $381 million and $288 million of co-investment by customers and government agencies. Each year we share some engineering expenses with OEMs and government agencies. While this amount varies from year-to-year, it is generally in the range of 15% to 20% of engineering expenses. We also encourage “open innovation” and collaborate extensively with peers in the industry, government agencies and academic institutions. Our technology competencies are recognized by both customers and government agencies, who co-invested approximately $303 million in 2020 to support new product development, accelerating the pace of innovation and reducing the risk associated with successful commercialization of technological breakthroughs.
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
We utilize a Technology Advisory Council, a panel of prominent global technology thought leaders, which guides our product strategies and investments in technology with a focus on developing advanced technologies to drive growth. We believe that our engineering and technical expertise, together with our emphasis on continuing research and development, allow us to use the latest technologies, materials and processes to solve problems for our customers and to bring new, innovative products to market. We believe that continued engineering activities are critical to maintaining our pipeline of technologically advanced products. Given our strong financial discipline, we seek to effectively manage fixed costs and efficiently rationalize capital spending by critically evaluating the profit potential of new and existing customer programs, including investment in innovation and technology. We maintain our engineering activities around our focused product portfolio and allocate our capital and resources to those products with distinctive technologies. We expect expenditures for research and development activities, including engineering, net of co-investment, to be approximately $1.0 billion for the year ended December 31, 2021, which is consistent with expenditures incurred in 2020.

We maintain a large portfolio of approximately 7,700 patents and protective rights in the operation of our business as of December 31, 2020. While no individual patent or group of patents, taken alone, is considered material to our business, taken in the aggregate, these patents provide meaningful protection for our products and technical innovations. Similarly, while our trademarks are important to identify our position in the industry, we do not believe that any of these are individually material to our business. We are actively pursuing marketing opportunities to commercialize and license our technology to both automotive and non-automotive industries and we have selectively taken licenses from others to support our business interests. These activities foster optimization of intellectual property rights.
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
We are focused on maintaining a low fixed cost structure that provides us flexibility to remain profitable at all points of the traditional vehicle industry production cycle. As a result, approximately 97% of our hourly workforce is located in best cost countries. Furthermore, we have substantial operational flexibility by leveraging a large workforce of temporary workers, which represented approximately 20% of the hourly workforce as of December 31, 2020. However, we will continue to adjust our cost structure and optimize our manufacturing footprint in response to changes in the global and regional automotive markets and in order to increase investment in advanced technologies and engineering, as evidenced by our ongoing restructuring programs focused on the continued rotation of our manufacturing footprint to best cost locations in Europe and on reducing our global overhead costs. As we continue to operate in a cyclical industry that is impacted by movements in the global and regional economies, we continually evaluate opportunities to further refine our cost structure. Assuming constant product mix and pricing, based on our 2020 results, we estimate that our EBITDA breakeven level would be reached if we experienced a 45% downturn to current product volumes.
We have a strong balance sheet with gross debt of approximately $4.1 billion and substantial available liquidity of approximately $5.2 billion of cash and cash equivalents and available financing under our Revolving Credit Facility and committed European accounts receivable factoring facility (as defined below in Liquidity and Capital Resources) as of December 31, 2020, and no significant U.S. defined benefit or workforce postretirement health care benefits and employer-paid postretirement basic life insurance benefits (“OPEB”) liabilities. As further described in Note 11. Debt to the audited consolidated financial statements included herein, we extended substantially all of our existing Credit Agreement’s maturity to August 2022, primarily to provide additional available liquidity and financial flexibility to mitigate the impacts on our business resulting from the uncertainty caused by the global spread of the COVID-19 pandemic. Furthermore, as further described in Note 15. Shareholders’ and Net Income Per Share to the audited consolidated financial statements included herein, we also issued $2.3 billion combined of preferred and ordinary shares during the year ended December 31, 2020. We intend to maintain strong financial discipline by targeting industry-leading earnings growth, cash flow generation and return on invested capital and to maintain sufficient liquidity to sustain our financial flexibility throughout the industry cycle.
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
Industry consolidation. Consolidation among worldwide OEMs and suppliers is expected to continue as these companies seek to achieve operating synergies and value stream efficiencies, acquire complementary technologies and build stronger customer relationships. For example, in January 2021, FCA and PSA executed a merger agreement to form a new, combined company (“Stellantis”), which will represent the world’s fourth largest OEM. The merger may lead to the discontinuation of certain major vehicle brands previously marketed under the separate companies, which may have a material adverse impact on our financial condition, results of operations or cash flows. Additionally, new entrants from outside the traditional automotive industry may seek to gain access to certain vehicle component markets. We believe companies with strong balance sheets and financial discipline are in the best position to take advantage of the industry consolidation trend.

Consolidated Results of Operations
Our total net sales during the year ended December 31, 2020 were $13.1 billion, a decrease of approximately 9% compared to 2019. This compares to total global OEM production decreases of 16% in 2020. We experienced volume declines of 7% for the period, primarily as a result of the adverse impacts of the COVID-19 pandemic on global vehicle production. Volume was also impacted by increased net sales of approximately $86 million as a result of the acquisition of gabocom in late 2019. Despite the volatility caused by the COVID-19 pandemic throughout 2020, our overall lean cost structure, along with continued above-market sales growth in all major regions, has enabled us to achieve strong levels of operating income, while continuing to strategically invest in the future.
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
This section discusses our consolidated results of operations and results of operations by segment for the years ended December 31, 2020 versus 2019. A detailed discussion of our consolidated results of operations and results of operations by segment for the years ended December 31, 2019 versus 2018 can be found under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2019, which was filed with the SEC on February 3, 2020.

2020 versus 2019
The results of operations for the years ended December 31, 2020 and 2019 were as follows:

	Year Ended December 31,
	2020		2019		Favorable/ (unfavorable)
	(dollars in millions)
Net sales	$13,066		$14,357		$(1,291)
Cost of sales	11,126		11,711		585
Gross margin	1,940	14.8%	2,646	18.4%	(706)
Selling, general and administrative	976		1,076		100
Amortization	144		146		2
Restructuring	136		148		12
Gain on autonomous driving joint venture	(1,434)		—		1,434
Operating income	2,118		1,276		842
Interest expense	(164)		(164)		—
Other income, net	—		14		(14)
Income before income taxes and equity (loss) income	1,954		1,126		828
Income tax expense	(49)		(132)		83
Income before equity (loss) income	1,905		994		911
Equity (loss) income, net of tax	(83)		15		(98)
Net income	1,822		1,009		813
Net income attributable to noncontrolling interest	18		19		(1)
Net income attributable to Aptiv	1,804		990		814
Mandatory Convertible Preferred Share dividends	(35)		—		(35)
Net income attributable to ordinary shareholders	$1,769		$990		$779

Total Net Sales
Below is a summary of our total net sales for the years ended December 31, 2020 versus 2019.

	Year Ended December 31,			Variance Due To:
	2020	2019	Favorable/ (unfavorable)	Volume, net of contractual price reductions	FX	Commodity pass- through	Other	Total
	(in millions)			(in millions)
Total net sales	$13,066	$14,357	$(1,291)	$(1,290)	$15	$(16)	$—	$(1,291)
Total net sales for the year ended December 31, 2020 decreased 9% compared to the year ended December 31, 2019. Our overall volumes decreased 7% for the period, primarily due to the impacts of the COVID-19 pandemic, which also resulted in global vehicle production declines of 16% (19% on an AWM basis) over the same period. The adverse impacts to Aptiv of the pandemic, which primarily affected us in the first half of 2020, included extended work stoppages and travel restrictions at our facilities and those of our customers and suppliers, decreases in consumer demand and vehicle production schedules, disruptions to our supply chain and other adverse global economic impacts, particularly those resulting from temporary governmental “lock-down” orders for all non-essential activities, initially in the first quarter in China and subsequently in Europe, North America and South America. Adverse impacts of the COVID-19 pandemic from the first half of 2020 were partially offset by increased consumer demand and vehicle production schedules in the second half of 2020, particularly in the fourth quarter. Our total net sales also reflect contractual price reductions. Volume declines were partially offset by increased net sales of $86 million as a result of the acquisition of gabocom in late 2019 and favorable foreign currency impacts, primarily related to the Euro and Chinese Yuan Renminbi. Refer to Note 20. Acquisitions and Divestitures to the audited consolidated financial statements included herein for further detail of our business acquisitions.

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
Cost of sales decreased $585 million for the year ended December 31, 2020 compared to the year ended December 31, 2019, as summarized below. The Company’s material cost of sales was approximately 50% of net sales in both the years ended December 31, 2020 and 2019.

	Year Ended December 31,			Variance Due To:
	2020	2019	Favorable/ (unfavorable)	Volume (a)	FX	Operational performance	Other	Total
	(dollars in millions)			(in millions)
Cost of sales	$11,126	$11,711	$585	$579	$6	$(9)	$9	$585
Gross margin	$1,940	$2,646	$(706)	$(711)	$21	$(9)	$(7)	$(706)
Percentage of net sales	14.8%	18.4%
(a)Presented net of contractual price reductions for gross margin variance.
The decrease in cost of sales reflects decreased volumes, largely resulting from the impacts of the COVID-19 pandemic, and impacts from currency exchange and operational performance. However, as certain of our costs remain fixed in nature over the near term, our gross margin as a percentage of sales was adversely impacted compared to the prior year period, primarily due to the COVID-19 pandemic. Cost of sales was also impacted by the following items in Other above:
•Decreased expense of approximately $135 million, primarily due to decreased engineering expenses as a result of the formation of the Motional autonomous driving joint venture with Hyundai in March 2020, which is now accounted for under the equity method of accounting; and
•$16 million of decreased commodity pass-through costs; partially offset by
•Approximately $40 million of costs related to supply chain inefficiencies, primarily due to the worldwide semiconductor microchip shortage and the increase in vehicle production schedules in the fourth quarter of 2020; and
•$47 million of increased depreciation and amortization, primarily as a result of a higher fixed asset base; and
•$33 million of increased warranty costs.

Selling, General and Administrative Expense

	Year Ended December 31,
	2020	2019	Favorable/ (unfavorable)
	(dollars in millions)
Selling, general and administrative expense	$976	$1,076	$100
Percentage of net sales	7.5%	7.5%
Selling, general and administrative expense (“SG&A”) includes administrative expenses, information technology costs and incentive compensation related costs. SG&A as a percentage of net sales was flat for the year ended December 31, 2020 as compared to 2019, and was primarily impacted by decreased SG&A expenses as a result of the formation of the Motional autonomous driving joint venture with Hyundai, which is now accounted for under the equity method of accounting, partially offset by increased SG&A expenses due to our business acquisitions.

Amortization

	Year Ended December 31,
	2020	2019	Favorable/ (unfavorable)
	(in millions)
Amortization	$144	$146	$2
Amortization expense reflects the non-cash charge related to definite-lived intangible assets. The decrease in amortization during the year ended December 31, 2020 compared to 2019 primarily reflects $8 million of intangible asset impairment charges recorded during the year ended December 31, 2019, partially offset by the continued amortization of our definite-lived intangible assets, which resulted primarily from our acquisitions, over their estimated useful lives. Refer to Note 20. Acquisitions and Divestitures to the audited consolidated financial statements included herein for further detail of our business acquisitions, including details of the intangible assets recorded in each transaction.
In 2021, we expect to incur non-cash amortization charges of approximately $151 million.

Restructuring

	Year Ended December 31,
	2020	2019	Favorable/ (unfavorable)
	(dollars in millions)
Restructuring	$136	$148	$12
Percentage of net sales	1.0%	1.0%
The Company recorded employee-related and other restructuring charges totaling approximately $136 million during the year ended December 31, 2020, of which $62 million was recognized for programs implemented in the North American region and $57 million was recognized for programs implemented in the European region. The charges recorded during 2020 included the recognition of approximately $90 million of employee-related and other costs related to actions taken as a result of the global impacts of the COVID-19 pandemic. We expect to make cash payments of approximately $80 million in 2021 pursuant to currently implemented restructuring programs.
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
We expect to continue to incur additional restructuring expense in 2021 and beyond, primarily related to programs focused on the continued rotation of our manufacturing footprint to best cost locations in Europe and on reducing global overhead costs, which includes approximately $45 million (of which approximately $20 million relates to the Signal and Power Solutions segment and approximately $25 million relates to the Advanced Safety and User Experience segment) for programs approved as of December 31, 2020. Additionally, as we continue to operate in a cyclical industry that is impacted by movements in the global and regional economies, we continually evaluate opportunities to further adjust our cost structure and optimize our manufacturing footprint. The Company plans to implement additional restructuring activities in the future, if necessary, in order to align manufacturing capacity and other costs with prevailing regional automotive production levels and locations, to improve the efficiency and utilization of other locations and in order to increase investment in advanced technologies and engineering. Such future restructuring actions are dependent on market conditions, customer actions and other factors.
Refer to Note 10. Restructuring to the audited consolidated financial statements included herein for additional information.

Interest Expense

	Year Ended December 31,
	2020	2019	Favorable/ (unfavorable)
	(in millions)
Interest expense	$164	$164	$—
Refer to Note 11. Debt to the audited consolidated financial statements included herein for additional information.

Other Income, Net

	Year Ended December 31,
	2020	2019	Favorable/ (unfavorable)
	(in millions)
Other income, net	$—	$14	$(14)
During the year ended December 31, 2020, Aptiv recorded $8 million of interest income and a loss on debt modification of $4 million, in conjunction with the May 2020 Amendment to the Credit Agreement, as further discussed in Note 11. Debt to the audited consolidated financial statements included herein. As further discussed in Note 5. Investments in Affiliates to the audited consolidated financial statements included herein, during the year ended December 31, 2020, Aptiv recorded a pre-tax unrealized gain of $10 million related to increases in fair value of its equity investments without readily determinable fair values. The Company also recorded $20 million during the year ended December 31, 2020 related to the components of net periodic pension and postretirement benefit cost other than service costs, as further described in Note 12. Pension Benefits to the audited consolidated financial statements included herein.
During the year ended December 31, 2019, Aptiv recorded $13 million of interest income and a pre-tax unrealized gain of $19 million related to increases in fair value of its equity investments without readily determinable fair values, as further discussed in Note 5. Investments in Affiliates to the audited consolidated financial statements included herein. Aptiv also redeemed for cash the entire $650 million aggregate principal amount outstanding of the 3.15% Senior Notes during the year ended December 31, 2019, resulting in a loss on debt extinguishment of approximately $6 million, as further discussed in Note 11. Debt to the audited consolidated financial statements included herein, and incurred approximately $5 million in transaction costs related to the acquisition of gabocom. The Company also recorded $27 million during the year ended December 31, 2019 related to the components of net periodic pension and postretirement benefit cost other than service costs, as further described in Note 12. Pension Benefits to the audited consolidated financial statements included herein.
Refer to Note 19. Other Income, Net to the audited consolidated financial statements included herein for additional information.

Income Taxes

	Year Ended December 31,
	2020	2019	Favorable/ (unfavorable)
	(in millions)
Income tax expense	$49	$132	$83
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
The Company’s effective tax rate was 3% and 12% for the years ended December 31, 2020 and 2019, respectively. The effective tax rate in the year ended December 31, 2020 was impacted by changes in reserves, provision to return adjustments, changes in valuation allowances and the tax impact of certain intragroup reorganizations meant to streamline and simplify the Company’s operating and legal structure, which resulted in the recognition of losses for tax purposes. The effective tax rate was also impacted by the beneficial impact from the gain on the formation of the Motional autonomous driving joint venture. The tax expense associated with the gain was insignificant as Aptiv’s aggregate autonomous driving assets were exempt from capital gains tax in the jurisdiction from which they were sold. The aggregate autonomous driving assets had been acquired, purchased or developed in taxable transactions in prior periods and reflect changes made to the corporate entity operating structure for intellectual property following the Separation of its former Powertrain Systems segment.
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
Refer to Note 14. Income Taxes to the audited consolidated financial statements included herein for additional information.

Equity Income

	Year Ended December 31,
	2020	2019	Favorable/ (unfavorable)
	(in millions)
Equity (loss) income, net of tax	$(83)	$15	$(98)
Equity (loss) income, net of tax reflects the Company’s interest in the results of ongoing operations of entities accounted for as equity method investments. The equity loss, net of tax, recognized by Aptiv during the year ended December 31, 2020 includes $98 million attributable to the Motional autonomous driving joint venture formed in March 2020 with Hyundai, as further described in Note 5. Investments in Affiliates and Note 24. Held for Sale to the audited consolidated financial statements included herein.

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
The reconciliation of Adjusted Operating Income to operating income includes, as applicable, restructuring, other acquisition and portfolio project costs (which includes costs incurred to integrate acquired businesses and to plan and execute product portfolio transformation actions, including business and product acquisitions and divestitures), asset impairments, gains (losses) on business divestitures and other transactions and deferred compensation related to acquisitions. The reconciliations of Adjusted Operating Income to net income attributable to Aptiv for the years ended December 31, 2020 and 2019 are as follows:

	Signal and Power Solutions	Advanced Safety and User Experience	Eliminations and Other	Total
	(in millions)
For the Year Ended December 31, 2020:
Adjusted operating income	$762	$105	$—	$867
Restructuring	(90)	(46)	—	(136)
Other acquisition and portfolio project costs	(12)	(11)	—	(23)
Asset impairments	(4)	(6)	—	(10)
Deferred compensation related to acquisitions	—	(14)	—	(14)
Gain on business divestitures and other transactions	—	1,434	—	1,434
Operating income	$656	$1,462	$—	2,118
Interest expense				(164)
Other income, net				—
Income before income taxes and equity loss				1,954
Income tax expense				(49)
Equity loss, net of tax				(83)
Net income				1,822
Net income attributable to noncontrolling interest				18
Net income attributable to Aptiv				$1,804

	Signal and Power Solutions	Advanced Safety and User Experience	Eliminations and Other	Total
	(in millions)
For the Year Ended December 31, 2019:
Adjusted operating income	$1,274	$274	$—	$1,548
Restructuring	(104)	(44)	—	(148)
Other acquisition and portfolio project costs	(44)	(27)	—	(71)
Asset impairments	(2)	(9)	—	(11)
Deferred compensation related to acquisitions	—	(42)	—	(42)
Operating income	$1,124	$152	$—	1,276
Interest expense				(164)
Other income, net				14
Income before income taxes and equity income				1,126
Income tax expense				(132)
Equity income, net of tax				15
Net income				1,009
Net income attributable to noncontrolling interest				19
Net income attributable to Aptiv				$990

Net sales, gross margin as a percentage of net sales and Adjusted Operating Income by segment for the years ended December 31, 2020 and 2019 are as follows:

Net Sales by Segment

	Year Ended December 31,			Variance Due To:
	2020	2019	Favorable/ (unfavorable)	Volume, net of contractual price reductions	FX	Commodity Pass-through	Other	Total
	(in millions)			(in millions)
Signal and Power Solutions	$9,522	$10,302	$(780)	$(768)	$4	$(16)	$—	$(780)
Advanced Safety and User Experience	3,573	4,092	(519)	(530)	11	—	—	(519)
Eliminations and Other	(29)	(37)	8	8	—	—	—	8
Total	$13,066	$14,357	$(1,291)	$(1,290)	$15	$(16)	$—	$(1,291)

Gross Margin Percentage by Segment

	Year Ended December 31,
	2020	2019
Signal and Power Solutions	17.1%	20.9%
Advanced Safety and User Experience	8.8%	12.0%
Eliminations and Other	—%	—%
Total	14.8%	18.4%
Gross margin as a percentage of sales for the year ended December 31, 2020 as compared to year ended December 31, 2019 decreased primarily due to the adverse impacts of the COVID-19 pandemic.
Adjusted Operating Income by Segment

	Year Ended December 31,			Variance Due To:
	2020	2019	Favorable/ (unfavorable)	Volume, net of contractual price reductions	Operational performance	Other	Total
	(in millions)			(in millions)
Signal and Power Solutions	$762	$1,274	$(512)	$(451)	$2	$(63)	$(512)
Advanced Safety and User Experience	105	274	(169)	(260)	(39)	130	(169)
Eliminations and Other	—	—	—	—	—	—	—
Total	$867	$1,548	$(681)	$(711)	$(37)	$67	$(681)
As noted in the table above, Adjusted Operating Income for the year ended December 31, 2020 as compared to the year ended December 31, 2019 was impacted by volume and contractual price reductions, including product mix and the adverse impacts of the COVID-19 pandemic. The adverse impacts to Aptiv of the pandemic, which primarily affected us in the first half of 2020, included extended work stoppages and travel restrictions at our facilities and those of our customers and suppliers, decreases in consumer demand and vehicle production schedules, disruptions to our supply chain and other adverse global economic impacts, particularly those resulting from temporary governmental “lock-down” orders for all non-essential activities, initially in the first quarter in China and subsequently in Europe, North America and South America. Adverse impacts of the COVID-19 pandemic from the first half of 2020 were partially offset by increased consumer demand and vehicle production schedules in the second half of 2020, particularly in the fourth quarter. Adjusted Operating Income was also impacted by operational performance and the following items included within Other in the table above:
•Decreased expense of approximately $135 million, primarily due to decreased engineering expenses as a result of the formation of the Motional autonomous driving joint venture with Hyundai in March 2020, which is now accounted for under the equity method of accounting; and

•$65 million of decreased SG&A expense, not including the impact of other acquisition and portfolio project costs, primarily as a result of decreased incentive compensation costs; partially offset by
•Approximately $40 million of costs related to supply chain inefficiencies, primarily due to the worldwide semiconductor microchip shortage and the increase in vehicle production schedules in the fourth quarter of 2020; and
•$48 million of increased depreciation and amortization, not including the impact of asset impairments, primarily as a result of a higher fixed asset base; and
•$33 million of increased warranty costs.

Liquidity and Capital Resources
COVID-19 Pandemic
Due to the unprecedented uncertainty related to the impact the COVID-19 pandemic is having on the global automotive industry and economies around the world, the Company initiated a series of precautionary actions during 2020 to further enhance its liquidity and financial flexibility. Among these, the Company has taken decisive actions to manage costs, capital spending and working capital to further strengthen its liquidity, including the ramping down of certain production facilities in response to customer plant closures and changes in vehicle production schedules. Additionally, as further described below, the Company issued $2.3 billion combined of preferred and ordinary shares, extended substantially all of our existing Credit Agreement’s maturity to August 2022, and suspended the payment of its ordinary share cash dividend to further increase capital preservation during the pandemic. The adverse impacts of COVID-19, which primarily affected the Company in the first half of 2020, included reduced consumer demand and supply chain interruptions, which have adversely impacted global vehicle production and the viability and financial stability of the Company’s customers and suppliers. While the Company believes it has taken prudent actions to mitigate the impacts on its business resulting from the COVID-19 pandemic and to provide sufficient liquidity to fund our global operations and capital investments, the ultimate impact of the pandemic to the Company’s business remains highly uncertain. The Company will continue to actively monitor the ongoing potential impacts of COVID-19 and will continue to seek to aggressively mitigate and minimize its impact on our business.
Overview of Capital Structure
Our liquidity requirements are primarily to fund our business operations, including capital expenditures and working capital requirements, as well as to fund debt service requirements, operational restructuring activities and dividends on share capital. Our primary sources of liquidity are cash flows from operations, our existing cash balance, and as necessary and available, borrowings under credit facilities and the issuance of long-term debt and equity. To the extent we generate discretionary cash flow we may consider using this additional cash flow for optional prepayments of existing indebtedness, strategic acquisitions or investments, and/or general corporate purposes. We will also continually explore ways to enhance our capital structure.
As of December 31, 2020, we had cash and cash equivalents of $2.8 billion and net debt (defined as outstanding debt less cash and cash equivalents) of $1.3 billion. We also have access to additional liquidity pursuant to the terms of the $2.0 billion Revolving Credit Facility and the committed European accounts receivable factoring facility, as described below.
The following table summarizes our available liquidity, which includes cash, cash equivalents and funds available under our significant committed credit facilities, as of December 31, 2020. The amounts disclosed as available under the Company’s significant committed credit facilities are available without violating our existing debt covenants, which are described below.

December 31, 2020

(in millions)
Cash and cash equivalents	$2,821
Revolving Credit Facility, unutilized portion (1)	2,000
Committed European accounts receivable factoring facility, unutilized portion (2)	369
Total available liquidity	$5,190
(1)Availability reduced by less than $1 million in letters of credit issued under the Credit Agreement as of December 31, 2020.
(2)Based on December 31, 2020 foreign currency rates, subject to the availability of eligible accounts receivable. As further described below, during the year ended December 31, 2020, Aptiv entered into a new accounts receivable factoring facility under which €450 million is available on a committed basis and will allow for factoring of receivables denominated in both Euros and U.S. dollars. This facility became effective on January 1, 2021; accordingly it is not included in the table above.

Despite the current global economic impacts and uncertainty resulting from the ongoing COVID-19 pandemic and its impact on global vehicle production, as further described above, we currently expect existing cash, available liquidity and cash flows from operations to continue to be sufficient to fund our global operating activities, including restructuring payments, any mandatory payments required under the Credit Agreement as described below, dividends on preferred shares and capital expenditures.
We also continue to expect to be able to move funds between different countries to manage our global liquidity needs without material adverse tax implications, subject to current monetary policies and the terms of the Credit Agreement. We utilize a combination of strategies, including dividends, cash pooling arrangements, intercompany loan repayments and other distributions and advances to provide the funds necessary to meet our global liquidity needs. There are no significant restrictions on the ability of our subsidiaries to pay dividends or make other distributions to Aptiv. As of December 31, 2020, the Company’s cash and cash equivalents held by our non-U.S. subsidiaries totaled approximately $2.8 billion. If additional non-U.S. cash was needed for our U.S. operations, we may be required to accrue and pay withholding if we were to distribute such funds from non-U.S. subsidiaries to the U.S.; however, based on our current liquidity needs and strategies, we do not anticipate a need to accrue and pay such additional amounts.
Based on these factors, we believe we possess sufficient liquidity to fund our global operations and capital investments in 2021 and beyond.
Public Equity Offering
In June 2020, the Company completed the underwritten public offering of approximately 15.1 million ordinary shares at a price of $75.91 per share (the “Ordinary Share Offering”), resulting in net proceeds of approximately $1,115 million, after deducting expenses and the underwriters’ discount of $35 million. Simultaneously, the Company completed the underwritten public offering of 11.5 million 5.50% Mandatory Convertible Preferred Shares, Series A, $0.01 par value per share (the “MCPS”) with a liquidation preference of $100 per share (the “MCPS Offering”), resulting in net proceeds of approximately $1,115 million, after deducting expenses and the underwriters’ discount of $35 million. The Company intends to use the net proceeds from the Ordinary Share Offering and MCPS Offering for general corporate purposes, which may include funding potential future investments (including acquisitions), capital expenditures, working capital, repayment of outstanding indebtedness, and the satisfaction of other obligations. Each share of MCPS will mandatorily convert on the mandatory conversion date of June 15, 2023, into between 1.0754 and 1.3173 shares of the Company’s ordinary shares, subject to customary anti-dilution adjustments.
Holders of the MCPS will be entitled to receive, when and if declared by the Company’s Board of Directors, cumulative dividends at the annual rate of 5.50% of the liquidation preference of $100 per share (equivalent to $5.50 annually per share), payable in cash or, subject to certain limitations, by delivery of the Company’s ordinary shares or any combination of cash and the Company’s ordinary shares, at the Company’s election. If declared, dividends on the MCPS will be payable quarterly on March 15, June 15, September 15 and December 15 of each year (commencing on September 15, 2020 to, and including June 15, 2023), to the holders of record of the MCPS as they appear on the Company’s share register at the close of business on the immediately preceding March 1, June 1, September 1 or December 1, respectively. Refer to Note 15. Shareholders’ Equity and Net Income Per Share to the audited consolidated financial statements included herein for further detail on the June 2020 public equity offering.
Share Repurchases
In April 2016, the Board of Directors authorized a share repurchase program of up to $1.5 billion of ordinary shares, which commenced in September 2016. This share repurchase program provides for share purchases in the open market or in privately negotiated transactions, depending on share price, market conditions and other factors, as determined by the Company.
A summary of the ordinary shares repurchased during the years ended December 31, 2020, 2019 and 2018 is as follows:

	Year Ended December 31,
	2020	2019	2018
Total number of shares repurchased	1,059,075	5,387,533	6,530,369
Average price paid per share	$53.73	$77.93	$76.44
Total (in millions)	$57	$420	$499
As of December 31, 2020, approximately $13 million of share repurchases remained available under the April 2016 share repurchase program, which is in addition to the previously announced additional share repurchase program of up to $2.0 billion. This program, which will commence following the completion of the April 2016 share repurchase program, provides for share purchases in the open market or in privately negotiated transactions, depending on share price, market conditions and other factors, as determined by the Company. All repurchased shares were retired, and are reflected as a reduction of ordinary share capital for the par value of the shares, with the excess applied as reductions to additional paid-in-capital and retained earnings. Although both the April 2016 and this new share repurchase program remain authorized, the Company is restricted from executing further share repurchases under the terms of the May 2020 Amendment to the Credit Agreement for as long as the Covenant Relief Period remains in effect (as further described and defined below). Furthermore, in order to preserve liquidity during the COVID-19 pandemic crisis, the Company does not anticipate executing further share repurchases until such time as the global economic uncertainties and business impacts resulting from the pandemic have abated.
Dividends from Equity Investments
During the years ended December 31, 2020, 2019 and 2018, Aptiv received dividends of $9 million, $9 million and $12 million, respectively, from its equity method investments. The dividends were recognized as a reduction to the investment and represented a return on investment included in cash flows from operating activities.
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
Autonomous Driving Joint Venture
On March 26, 2020, Aptiv completed the transaction with Hyundai Motor Group (“Hyundai”) to form a joint venture focused on the design, development and commercialization of autonomous driving technologies. The joint venture operates globally under the Motional brand name. Under the terms of the agreement, Aptiv contributed to the joint venture autonomous driving technology, intellectual property and approximately 700 employees for a 50% ownership interest in the entity. Hyundai contributed to the joint venture approximately $1.6 billion in cash, along with vehicle engineering services, research and development resources and access to intellectual property for a 50% ownership interest in the entity. As a result, subsequent to the closing of the transaction, the joint venture is expected to fund all of its future operating expenses and investments in autonomous driving technologies for the foreseeable future. Consequently, Aptiv is no longer required to fund these investments and expenses, which approximated $180 million for the year ended December 31, 2019 prior to the joint venture formation. Upon closing of the transaction, Aptiv deconsolidated the carrying value of the associated assets and liabilities contributed to the joint venture, previously classified as held for sale, and recognized an asset of approximately $2 billion within investments in affiliates in the consolidated balance sheet, based on the preliminary fair value of its investment in the newly formed joint venture. The Company recognized a pre-tax gain of approximately $1.4 billion in the consolidated statement of operations (approximately $5.32 per diluted share for the year ended December 31, 2020), net of transaction costs of $22 million, based on the difference between the carrying value of its contribution to the joint venture and the preliminary fair value of its investment in the entity. The estimated fair value of Aptiv’s ownership interest in the joint venture was determined primarily based on third-party valuations and management estimates, generally utilizing income and market approaches. Determining the fair value of the joint venture and the underlying assets requires the use of management’s judgment and involves significant estimates and assumptions with respect to the timing and amount of future cash flows, market rate assumptions, projected growth rates and margins, and appropriate discount rates, among other items. The estimated fair value is preliminary and could be revised as a result of additional information obtained or adjustments made due to the completion of independent appraisals and valuations. The effects of this transaction would not materially impact the Company’s reported results for any period presented, and the transaction did not meet the criteria to be reflected as a discontinued operation.
In connection with the closing of the transaction, Aptiv and the entity entered into various agreements to facilitate an orderly transition and to provide a framework for their relationship going forward, which included a transition services agreement. The transition services primarily involve Aptiv providing certain administrative services to the joint venture for a period of up to 24 months after the closing date. These agreements are not material to Aptiv. The Company’s investment in the joint venture is accounted for using the equity method of accounting and Aptiv recognized an equity loss of $98 million, net of tax, during the year ended December 31, 2020.
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
Credit Agreement
Aptiv PLC and its wholly-owned subsidiary Aptiv Corporation entered into a credit agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent (the “Administrative Agent”), under which it maintains senior unsecured credit facilities currently consisting of a term loan (the “Tranche A Term Loan”) and a revolving credit facility of $2 billion (the “Revolving Credit Facility”). The Credit Agreement was entered into in March 2011 and has been subsequently amended and restated on several occasions, most recently on May 1, 2020 (the “May 2020 Amendment”) and June 8, 2020 (the “June 2020 Amendment”). The May 2020 amendment extended the maturity of $1,779 million in principal amount of the Revolving Credit Facility and $298 million in principal amount of the Tranche A Term Loan from August 17, 2021 to August 17, 2022 and increased the leverage ratio maintenance covenant until July 1, 2021 (the “Covenant Relief Period”), unless Aptiv elects to terminate the Covenant Relief Period at an earlier date. Under the terms of the May 2020 Amendment, Aptiv’s consolidated leverage ratio (the ratio of Consolidated Total Indebtedness to Consolidated EBITDA, each as defined in the May 2020 Amendment) is increased from not more than 3.5 to 1.0 to not more than 4.5 to 1.0 during the Covenant Relief Period, and Aptiv is subject to certain additional covenant restrictions during the Covenant Relief Period, including restrictions on Aptiv’s ability to execute repurchases of or pay dividends on its outstanding ordinary shares. The maturity date of the remaining portions of the Revolving Credit Facility and Tranche A Term Loan were not extended and will mature on August 17, 2021. The May 2020 Amendment also required that Aptiv pay amendment fees of $18 million during the year ended December 31, 2020, which is reflected as a financing activity in the consolidated statement of cash flows. The June 2020 Amendment amended the dividends and distributions covenant set forth in the Credit Agreement to permit the payment of dividends on convertible preferred shares in connection with the preferred equity offering as further discussed in Note 15. Shareholders’ Equity and Net Income Per Share. During the year ended December 31, 2020, Aptiv Global Financing Limited (“AGFL”), a wholly-owned Irish subsidiary of Aptiv PLC, executed a joinder agreement to the Credit Agreement, which allows it to act as a borrower under the Credit Agreement, and a guaranty supplement, under which AGFL guarantees the obligations under the Credit Agreement, subject to certain exceptions set forth in the Credit Agreement.

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
As of December 31, 2020, Aptiv had no amounts outstanding under the Revolving Credit Facility and less than $1 million in letters of credit were issued under the Credit Agreement. Letters of credit issued under the Credit Agreement reduce availability under the Revolving Credit Facility. The maximum amount drawn under the Revolving Credit Facility during the year ended December 31, 2020 was $2 billion, primarily to provide additional liquidity and financial flexibility to mitigate the impacts on its business resulting from the uncertainty caused by the global spread of the COVID-19 pandemic.
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

	December 31, 2020		December 31, 2019
	LIBOR plus	ABR plus	LIBOR plus	ABR plus
Revolving Credit Facility (1)	1.10%	0.10%	1.10%	0.10%
Revolving Credit Facility (2)	1.40%	0.40%	N/A	N/A
Tranche A Term Loan (1)	1.25%	0.25%	1.25%	0.25%
Tranche A Term Loan (2)	1.75%	0.75%	N/A	N/A
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
The interest rate period with respect to LIBOR interest rate options can be set at one-, two-, three-, or six-months as selected by Aptiv in accordance with the terms of the Credit Agreement (or other period as may be agreed by the applicable lenders). Aptiv may elect to change the selected interest rate option in accordance with the provisions of the Credit Agreement. As of December 31, 2020, Aptiv selected the one-month LIBOR interest rate option on the Tranche A Term Loan, and the rate effective as of December 31, 2020, as detailed in the table below, was based on the Company’s current credit rating and the Applicable Rate for the Credit Agreement:

		Borrowings as of
		December 31, 2020	Rates effective as of
	Applicable Rate	(in millions)	December 31, 2020
Tranche A Term Loan (1)	LIBOR plus 1.25%	$49	1.44%
Tranche A Term Loan (2)	LIBOR plus 1.75%	$272	1.94%
(1)Applicable to principal balances under the Credit Agreement which were not extended as part of the May 2020 Amendment as described above.
(2)Applicable to principal balances under the Credit Agreement which were extended as part of the May 2020 Amendment as described above.
Borrowings under the Credit Agreement are prepayable at Aptiv’s option without premium or penalty.
The Credit Agreement contains certain covenants that limit, among other things, the Company’s (and the Company’s subsidiaries’) ability to incur certain additional indebtedness or liens or to dispose of substantially all of its assets. In addition, the Credit Agreement requires that the Company maintain a consolidated leverage ratio (the ratio of Consolidated Total Indebtedness to Consolidated EBITDA, each as defined in the Credit Agreement) of not more than 3.5 to 1.0, which was increased to not more than 4.5 to 1.0 until July 1, 2021 under the May 2020 Amendment. The Credit Agreement also contains events of default customary for financings of this type. The Company was in compliance with the Credit Agreement covenants as of December 31, 2020.
As of December 31, 2020, all obligations under the Credit Agreement were borrowed by Aptiv Corporation and jointly and severally guaranteed by its direct and indirect parent companies, subject to certain exceptions set forth in the Credit Agreement.

Senior Unsecured Notes
As of December 31, 2020, the Company had the following senior unsecured notes issued and outstanding:

Aggregate Principal Amount (in millions)	Stated Coupon Rate	Issuance Date	Maturity Date	Interest Payment Date

$700	4.15%	March 2014	March 2024	March 15 and September 15
861	1.50%	March 2015	March 2025	March 10
650	4.25%	November 2015	January 2026	January 15 and July 15
615	1.60%	September 2016	September 2028	September 15
300	4.35%	March 2019	March 2029	March 15 and September 15
300	4.40%	September 2016	October 2046	April 1 and October 1
350	5.40%	March 2019	March 2049	March 15 and September 15
Although the specific terms of each indenture governing each series of senior notes vary, the indentures contain certain restrictive covenants, including with respect to Aptiv’s (and Aptiv’s subsidiaries) ability to incur liens, enter into sale and leaseback transactions and merge with or into other entities. As of December 31, 2020, the Company was in compliance with the provisions of all series of the outstanding senior notes. Refer to Note 11. Debt to the audited consolidated financial statements included herein for additional information.
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
As further described in Note 11. Debt to the audited consolidated financial statements included herein, Aptiv Corporation issued the 2014 Senior Notes and is the borrower of obligations under the Credit Agreement, which are fully and unconditionally guaranteed by Aptiv PLC and certain of Aptiv PLC’s direct and indirect subsidiaries (the “Obligor Group”). Aptiv PLC issued the 2015 Euro-denominated Senior Notes, 4.25% Senior Notes, 2016 Euro-denominated Senior Notes, 2016 Senior Notes and 2019 Senior Notes, which are fully and unconditionally guaranteed by the Obligor Group. All other consolidated direct and indirect subsidiaries of Aptiv PLC are not subject to the guarantees (the “Non-Guarantors”). The guarantees rank equally in right of payment with all of the guarantors’ existing and future senior indebtedness, are effectively subordinated to any of their existing and future secured indebtedness to the extent of the value of the collateral securing such indebtedness and are structurally subordinated to the indebtedness of each of their existing and future subsidiaries that is not a guarantor.
The below summarized financial information is presented on a combined basis after the elimination of intercompany balances and transactions among the Obligor Group and equity in earnings from and investments in the Non-Guarantors. The below summarized financial information should be read in conjunction with the Company’s audited consolidated financial statements included herein, as the financial information may not necessarily be indicative of results of operations or financial position had the subsidiaries operated as independent entities.

Obligor Group

Year Ended December 31, 2020	(in millions)
Net sales	$—
Gross margin	$—
Operating loss	$(22)
Net loss	$(265)
Net loss attributable to Aptiv	$(265)

As of December 31, 2020
Current assets (1)	$377
Long-term assets	$1
Current liabilities (3)	$913
Long-term liabilities (3)	$4,223
Noncontrolling interest	$—

As of December 31, 2019
Current assets (2)	$522
Long-term assets (2)	$772
Current liabilities (3)	$6,579
Long-term liabilities (3)	$4,172
Noncontrolling interest	$—
(1)Includes current assets of $370 million as of December 31, 2020 due from Non-Guarantors, which includes amounts due from affiliates of $6 million.
(2)Includes current assets of $522 million and long-term assets of $768 million as of December 31, 2019, respectively, due from Non-Guarantors.
(3)Includes current liabilities of $785 million and $6,409 million, and long-term liabilities of $226 million and $226 million, due to Non-Guarantors as of December 31, 2020 and December 31, 2019, respectively.
Other Financing
Receivable factoring—During the year ended December 31, 2020, Aptiv entered into a new accounts receivable factoring agreement under which a facility of €450 million is available on a committed basis and will allow for factoring of receivables denominated in both Euros and U.S. dollars (“USD”). This facility replaced Aptiv’s previous €300 million European accounts receivable factoring facility on January 1, 2021. This facility is accounted for as short-term debt and borrowings are subject to the availability of eligible accounts receivable. Collateral is not required related to these trade accounts receivable. The new program is for a term of three years, after which either party can terminate with three months’ notice. Borrowings denominated in Euros under the new facility will bear interest at the three-month Euro Interbank Offered Rate (“EURIBOR”) plus 0.50% and USD borrowings will bear interest at two-month LIBOR plus 0.50%, with borrowings under either denomination carrying a minimum interest rate of 0.20%. Borrowings under the previous facility bore interest at EURIBOR plus 0.42% for borrowings denominated in Euros with a minimum interest rate of 0.42%. As of December 31, 2020, Aptiv had no amounts outstanding on the European accounts receivable factoring facility. As of December 31, 2019, Aptiv had $266 million outstanding on the European accounts receivable factoring facility. The maximum amount drawn under the European facility during the year ended December 31, 2020 was $253 million, primarily to provide additional liquidity and financial flexibility to mitigate the impacts on its business resulting from the uncertainty caused by the global spread of the COVID-19 pandemic.
Finance leases and other—As of December 31, 2020 and 2019, approximately $28 million and $33 million, respectively, of other debt primarily issued by certain non-U.S. subsidiaries and finance lease obligations were outstanding.
Letter of credit facilities—In addition to the letters of credit issued under the Credit Agreement, Aptiv had approximately $2 million and $2 million outstanding through other letter of credit facilities as of December 31, 2020 and 2019, respectively, primarily to support arrangements and other obligations at certain of its subsidiaries.

Contractual Commitments
The following table summarizes our expected cash outflows resulting from financial contracts and commitments as of December 31, 2020, with amounts denominated in foreign currencies translated using foreign currency rates as of December 31, 2020. We have not included information on our recurring purchases of materials for use in our manufacturing operations. These amounts are generally consistent from year to year, closely reflect our levels of production, and are not long-term in nature. The amounts below exclude the gross liability for uncertain tax positions of $231 million as of December 31, 2020. We do not expect a significant payment related to these obligations to be made within the next twelve months. We are not able to provide a reasonably reliable estimate of the timing of future payments relating to the non-current portion of obligations associated with uncertain tax positions. For more information, refer to Note 14. Income Taxes to the audited consolidated financial statements included herein.

	Payments due by Period
	Total	2021	2022 & 2023	2024 & 2025	Thereafter
	(in millions)
Debt and finance lease obligations (excluding interest)	$4,125	$90	$253	$1,564	$2,218
Estimated interest costs related to debt and finance lease obligations	1,405	131	256	207	811
Operating lease obligations	439	111	160	81	87
Contractual commitments for capital expenditures	147	147	—	—	—
Other contractual purchase commitments, including information technology	304	178	103	18	5
Total	$6,420	$657	$772	$1,870	$3,121
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
Capital Expenditures
Supplier selection in the automotive industry is generally finalized several years prior to the start of production of the vehicle. Therefore, current capital expenditures are based on customer commitments entered into previously, generally several years ago when the customer contract was awarded. As of December 31, 2020, we had approximately $147 million in outstanding cancellable and non-cancellable capital commitments. Capital expenditures by operating segment and geographic region for the periods presented were:

	Year Ended December 31,
	2020	2019	2018
	(in millions)
Signal and Power Solutions	$355	$495	$534
Advanced Safety and User Experience	173	250	245
Other (1)	56	36	67
Total capital expenditures	$584	$781	$846
North America	$235	$257	$314
Europe, Middle East & Africa	212	292	300
Asia Pacific	129	218	220
South America	8	14	12
Total capital expenditures	$584	$781	$846
(1)Other includes capital expenditures attributable to corporate administrative and support functions, including corporate headquarters and certain technical centers.

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
Operating activities—Net cash provided by operating activities totaled $1,413 million and $1,624 million for the years ended December 31, 2020 and 2019, respectively. Cash flow provided by operating activities for the year ended December 31, 2020 consisted primarily of net earnings of $1,822 million, increased by $806 million for non-cash charges for depreciation, amortization, pension costs and modification of debt, partially offset by $1,434 million for the non-cash gain resulting from the formation of the Motional autonomous driving joint venture and $107 million related to changes in operating assets and liabilities, net of restructuring and pension contributions. Cash flows provided by operating activities for the year ended December 31, 2019 consisted primarily of net earnings of $1,009 million, increased by $767 million for non-cash charges for depreciation, amortization, pension costs and extinguishment of debt, partially offset by $184 million related to changes in operating assets and liabilities, net of restructuring and pension contributions.
Investing activities—Net cash used in investing activities totaled $626 million and $1,111 million for the years ended December 31, 2020 and 2019, respectively. The decrease in usage is primarily attributable to $51 million paid for business acquisitions and technology investments, as compared to $344 million paid for business acquisitions and technology investments during the year ended December 31, 2019. Additionally, capital expenditures decreased $197 million during the year ended December 31, 2020 as compared to the year ended December 31, 2019.
Financing activities—Net cash provided by financing activities totaled $1,613 million for the year ended December 31, 2020 and net cash used in financing activities totaled $649 million for the year ended December 31, 2019. Cash flows provided by financing activities for the year ended December 31, 2020 primarily included $1,115 million and $1,115 million in net proceeds from the public offering of ordinary and preferred shares, net of issuance costs, respectively, partially offset by $372 million in repayments under other short-term debt agreements, $57 million paid to repurchase ordinary shares and $88 million of dividend payments. Cash flows used in financing activities for the year ended December 31, 2019 primarily included net proceeds of $641 million received from the issuance of the 2019 Senior Notes, which were utilized to redeem the $650 million 3.15% Senior Notes, as well as $420 million paid to repurchase ordinary shares and $226 million of dividend payments.
Off-Balance Sheet Arrangements and Other Matters
We do not engage in any off-balance sheet financial arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Pension Benefits
Certain of our non-U.S. subsidiaries sponsor defined benefit pension plans, which generally provide benefits based on negotiated amounts for each year of service. Our primary non-U.S. plans are located in France, Germany, Mexico, Portugal and the U.K. The U.K. and certain Mexican plans are funded. In addition, we have defined benefit plans in South Korea, Turkey and Italy for which amounts are payable to employees immediately upon separation. The obligations for these plans are recorded over the requisite service period. We anticipate making pension contributions and benefit payments of approximately $38 million for non-U.S. plans in 2021.
Aptiv sponsors a Supplemental Executive Retirement Program (“SERP”) for those employees who were U.S. executives of the former Delphi Corporation prior to September 30, 2008 and were still U.S. executives of the Company on October 7, 2009, the effective date of the program. This program is unfunded. Executives receive benefits over 5 years after an involuntary or voluntary separation from Aptiv. The SERP is closed to new members and was frozen effective September 30, 2008. There are no required contributions for the SERP in 2020, although we anticipate making benefit payments of approximately $3 million for the SERP in 2021.
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

As of December 31, 2020 and 2019, the undiscounted reserve for environmental investigation and remediation was approximately $4 million (which was recorded in other long-term liabilities) and $4 million (of which $1 million was recorded in accrued liabilities and $3 million was recorded in other long-term liabilities). Aptiv cannot ensure that environmental requirements will not change or become more stringent over time or that its eventual environmental remediation costs and liabilities will not exceed the amount of its current reserves. In the event that such liabilities were to significantly exceed the amounts recorded, Aptiv’s results of operations could be materially affected.
Legal Proceedings
For a description of our legal proceedings, see Item 3. Legal Proceedings and Note 13. Commitments and Contingencies to the audited consolidated financial statements included herein.
Significant Accounting Policies and Critical Accounting Estimates
Our significant accounting policies are described in Note 2. Significant Accounting Policies to the audited consolidated financial statements included herein. Certain of our accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty, which is further exacerbated by the unknown future duration and severity of the impacts of the COVID-19 pandemic. These judgments are based on our historical experience, terms of existing contracts, our evaluation of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate.
We consider an accounting estimate to be critical if:
•It requires us to make assumptions about matters that were uncertain at the time we were making the estimate, and
•Changes in the estimate or different estimates that we could have selected would have had a material impact on our financial condition or results of operations.
Acquisitions and Other Transactions
In accordance with accounting guidance for the provisions in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 805, Business Combinations, we allocate the purchase price of an acquired business to its identifiable assets and liabilities based on estimated fair values. The excess of the purchase price over the amount allocated to the assets and liabilities, if any, is recorded as goodwill. The process to estimate fair value described herein is generally applicable to other transactions, including the fair value estimates used in establishing the identifiable assets, liabilities and goodwill recorded upon formation of Motional, Aptiv’s autonomous driving joint venture, and the resulting equity method investment recorded on Aptiv’s balance sheet.
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
The principal assumptions used to determine the pension expense and the actuarial value of the projected benefit obligation for the U.S. and non-U.S. pension plans were:
Assumptions used to determine benefit obligations at December 31:

	Pension Benefits
	U.S. Plans		Non-U.S. Plans
	2020	2019	2020	2019
Weighted-average discount rate	1.20%	2.40%	2.21%	2.87%
Weighted-average rate of increase in compensation levels	N/A	N/A	3.64%	3.69%
Assumptions used to determine net expense for years ended December 31:

	Pension Benefits
	U.S. Plans			Non-U.S. Plans
	2020	2019	2018	2020	2019	2018
Weighted-average discount rate	2.40%	3.80%	2.70%	2.87%	3.53%	3.39%
Weighted-average rate of increase in compensation levels	N/A	N/A	N/A	3.69%	3.74%	3.65%
Weighted-average expected long-term rate of return on plan assets	N/A	N/A	N/A	4.68%	4.95%	5.63%
We select discount rates by analyzing the results of matching each plan’s projected benefit obligations with a portfolio of high-quality fixed income investments rated AA or higher by Standard and Poor’s or Moody’s.
Aptiv does not have any U.S. pension assets; therefore no U.S. asset rate of return calculation was necessary for 2020, 2019 or 2018. The primary funded non-U.S. plans are in the U.K. and Mexico. For the determination of 2020 expense, we assumed a long-term expected asset rate of return of approximately 4.25% and 7.50% for the U.K. and Mexico, respectively. We evaluated input from local actuaries and asset managers, including consideration of recent fund performance and historical returns, in developing the long-term rate of return assumptions. The assumptions for the U.K. and Mexico are primarily conservative long-term, prospective rates. To determine the expected return on plan assets, the market-related value of our plan assets is actual fair value.
Our pension expense for 2021 is determined at the December 31, 2020 measurement date. For purposes of analysis, the following table highlights the sensitivity of our pension obligations and expense attributable to changes in key assumptions:

Change in Assumption	Impact on Pension Expense	Impact on PBO
25 basis point (“bp”) decrease in discount rate	+ $2 million	+ $35 million
25 bp increase in discount rate	- $2 million	- $33 million
25 bp decrease in long-term expected return on assets	+ $1 million	—
25 bp increase in long-term expected return on assets	- $1 million	—
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
Valuation of Long-Lived Assets, Intangible Assets and Investments in Affiliates and Expected Useful Lives
We monitor our long-lived and definite-lived assets, including our investments in affiliates, the most significant of which is our investment in Motional, Inc., for impairment indicators on an ongoing basis based on projections of anticipated future cash flows, including future profitability assessments of various manufacturing sites when events and circumstances warrant such a review. If impairment indicators exist, we perform the required impairment analysis by comparing the undiscounted cash flows expected to be generated from the long-lived assets to the related net book values. If the net book value exceeds the undiscounted cash flows, an impairment loss is measured and recognized. An impairment loss is measured as the difference between the net book value and the estimated fair value of the long-lived assets. Even if an impairment charge is not required, a reassessment of the useful lives over which depreciation or amortization is being recognized may be appropriate based on our assessment of the recoverability of these assets. We estimate cash flows and fair value using internal budgets based on recent sales data, independent automotive production volume estimates and customer commitments and review of appraisals. The key factors which impact our estimates are (1) future production estimates; (2) customer preferences and decisions; (3) product pricing; (4) manufacturing and material cost estimates; and (5) product life / business retention. Any differences in actual results from the estimates could result in fair values different from the estimated fair values, which could materially impact our future results of operations and financial condition. We believe that the projections of anticipated future cash flows and fair value assumptions are reasonable; however, changes in assumptions underlying these estimates could affect our valuations.
Goodwill and Intangible Assets
We periodically review goodwill for impairment indicators. We review goodwill for impairment annually in the fourth quarter or more frequently if events or changes in circumstances indicate that goodwill might be impaired. The Company performs the goodwill impairment review at the reporting unit level. We perform a qualitative assessment (step 0) of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount. If not, no further goodwill impairment testing is performed. If so, we perform the step 1 test discussed hereafter. Our qualitative assessment involves significant estimates, assumptions, and judgments, including, but not limited to, macroeconomic conditions, industry and market conditions, financial performance of the Company, reporting unit specific events and changes in the Company’s share price.
If the fair value of the reporting unit is greater than its carrying amount (step 1), goodwill is not considered to be impaired. We estimate the fair value of our reporting units using a combination of a future discounted cash flow valuation model and, if possible, a comparable market transaction model. Estimating fair value requires the Company to make judgments about appropriate discount rates, growth rates, relevant comparable company earnings multiples and the amount and timing of expected future cash flows. If the fair value of the reporting unit is less than its carrying amount, an entity must record an impairment charge based on the amount by which a reporting unit’s carrying value exceeds its estimated fair value, limited to the amount of goodwill allocated to that reporting unit.
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
Recently Issued Accounting Pronouncements
Refer to Note 2. Significant Accounting Policies to the audited consolidated financial statements included herein for a complete description of recent accounting standards which we have not yet been required to implement which may be applicable to our operations. Additionally, the significant accounting standards that have been adopted during the year ended December 31, 2020 are described.
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
Currency Exchange Rate Risk
Currency exposures may impact future earnings and/or operating cash flows. We have currency exposures related to buying, selling and financing in currencies other than the local functional currencies in which we operate (“transactional exposure”). We also have currency exposures related to the translation of the financial statements of our foreign subsidiaries that use the local currency as their functional currency into U.S. dollars, the Company’s reporting currency (“translational exposure”). The impact of translational exposure is recorded within currency translation adjustment in the consolidated statements of comprehensive income. During the year ended December 31, 2020, the foreign currency translation adjustment gain of $154 million was primarily due to the impact of a weakening U.S. dollar, which decreased approximately 10% and 7%, respectively, in relation to the Euro and the Chinese Yuan Renminbi from December 31, 2019.
As described in Note 17. Derivatives and Hedging Activities to the audited consolidated financial statements included herein, in order to manage certain translational exposure, we have designated the 2015 Euro-denominated Senior Notes and the 2016 Euro-denominated Senior Notes as net investment hedges of the foreign currency exposure of our investments in certain Euro-denominated subsidiaries. We have also entered into forward contracts designated as net investment hedges of the foreign currency exposure of our investments in certain Chinese Yuan Renminbi-denominated subsidiaries. The effective portion of the gains or losses on instruments designated as net investment hedges are recognized within the cumulative translation adjustment component in the consolidated statements of comprehensive income to offset changes in the value of the net investment in these foreign currency-denominated operations.
In some instances, we choose to reduce our transactional exposures through financial instruments (hedges) that provide offsets or limits to our exposures. Currently our most significant hedged currency exposures relate to the Mexican Peso, Chinese Yuan Renminbi, Polish Zloty and Euro. As of December 31, 2020 and 2019 the net fair value liability of all financial instruments, including hedges and underlying transactions, with exposure to currency risk was approximately $767 million and

$1,199 million, respectively. The potential loss in fair value for such financial instruments from a hypothetical 10% adverse change in quoted currency exchange rates would be approximately $25 million and $78 million as of December 31, 2020 and 2019, respectively. The potential gain in fair value from a hypothetical 10% favorable change in quoted currency exchange rates would be approximately $31 million and $78 million as of December 31, 2020 and 2019, respectively. The impact of a 10% change in rates on fair value differs from a 10% change in the net fair value asset due to the existence of hedges. The model assumes a parallel shift in currency exchange rates; however, currency exchange rates rarely move in the same direction. The assumption that currency exchange rates change in a parallel fashion may overstate the impact of changing currency exchange rates on assets and liabilities denominated in currencies other than the U.S. dollar.
Commodity Price Risk
Commodity swaps/average rate forward contracts are executed to offset a portion of our exposure to the potential change in prices mainly for various non-ferrous metals used in the manufacturing of automotive components, primarily copper. The net fair value of our contracts was an asset of $35 million and a liability of less than $1 million as of December 31, 2020 and 2019, respectively. If the price of the commodities that are being hedged by our commodity swaps/average rate forward contracts changed adversely or favorably by 10%, the fair value of our commodity swaps/average rate forward contracts would decrease or increase by $22 million and $21 million as of December 31, 2020 and 2019, respectively. A 10% change in the net fair value liability differs from a 10% change in rates on fair value due to the relative differences between the underlying commodity prices and the prices in place in our commodity swaps/average rate forward contracts. These amounts exclude the offsetting impact of the price risk inherent in the physical purchase of the underlying commodities.
Interest Rate Risk
Our exposure to market risk associated with changes in interest rates relates primarily to our debt obligations. We do not use interest rate swap or other derivative contracts to manage our exposure to fluctuations in interest rates. As of December 31, 2020, we had approximately $321 million of floating rate debt, related to the Credit Agreement. The Credit Agreement was amended on May 1, 2020 and extended the maturity of $1,779 million in principal amount of the Revolving Credit Facility and $298 million in principal amount of the Tranche A Term Loan from August 17, 2021 to August 17, 2022. The maturity date of the remaining portions of the Revolving Credit Facility and Tranche A Term Loan were not extended and will mature on August 17, 2021. Refer to Note 11. Debt to the audited consolidated financial statements included herein for additional information. The non-extended Credit Agreement carries an interest rate, at our option, on Tranche A term loan borrowings of either (a) the ABR plus 0.25% per annum, or (b) LIBOR plus 1.25% per annum, and on Revolving Credit Facility borrowings of either (a) the ABR plus 0.10% per annum, or (b) LIBOR plus 1.10% per annum. The extended Credit Agreement carries an interest rate, at our option, on Tranche A term loan borrowings of either (a) the ABR plus 0.75% per annum, or (b) LIBOR plus 1.75% per annum, and on Revolving Credit Facility borrowings of either (a) the ABR plus 0.40% per annum, or (b) LIBOR plus 1.40% per annum.
The interest rate period with respect to the LIBOR interest rate option can be set at one-, two-, three-, or six-months as selected by us in accordance with the terms of the Credit Agreement (or other period as may be agreed by the applicable lenders), but payable no less than quarterly. We may elect to change the selected interest rate over the term of the Credit Facilities in accordance with the provisions of the Credit Agreement. The applicable interest rates listed above for the Revolving Credit Facility and the Tranche A Term Loan may increase or decrease from time to time in increments of 0.10% to 0.50%, up to a maximum of 0.75% based on changes to our corporate credit ratings. Accordingly, the interest rate will fluctuate during the term of the Credit Agreement based on changes in the Alternate Base Rate, LIBOR or future changes in our corporate credit ratings.
The table below indicates interest rate sensitivity on interest expense to floating rate debt based on amounts outstanding as of December 31, 2020.

Credit Agreement
Change in Rate	(impact to annual interest expense, in millions)
25 bps decrease	- $1
25 bps increase	+$1

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Aptiv PLC
Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Aptiv PLC (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 8, 2021 expressed an unqualified opinion thereon.

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

Uncertain Tax Positions
Description of the Matter
As described in Notes 2 and 14, the Company establishes reserves for uncertain tax positions for positions that are taken on their income tax returns that might not be sustained upon examination by the taxing authorities. At December 31, 2020, the Company has recorded approximately $231 million relating to uncertain tax positions.

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

Our audit procedures to test the Company’s uncertain tax positions included, among others, involvement of our tax professionals, including transfer pricing professionals. This included evaluating tax opinions and third-party transfer pricing studies obtained by the Company and assessing the Company’s correspondence with the relevant tax authorities. We analyzed the Company’s assumptions and data used to determine the amount of tax benefit to recognize and tested the accuracy of the calculations. Our testing also included the evaluation of the ongoing positions and consideration of changes, the recording of penalties and interest and the ultimate settlement and payment of certain tax matters.

Revenue Recognition
Description of the Matter
As described in Notes 2 and 25, Aptiv occasionally enters into pricing agreements with its customers that provide for price reductions, some of which are conditional upon achieving certain joint cost saving targets. In addition, from time to time, Aptiv makes payments to customers in conjunction with ongoing business. Revenue is recognized based on the agreed-upon price at the time of shipment, and sales incentives, allowances and certain customer payments are recognized as a reduction to revenue at the time of the commitment to provide such incentives or make these payments. Certain other customer payments or upfront fees are considered to be a cost to obtain a contract as they are directly attributable to a contract, are incremental and management expects the payments to be recoverable. In these cases, the customer payment is capitalized and amortized to revenue based on the transfer of goods and services to the customer for which the upfront payment relates. As of December 31, 2020, Aptiv has recorded $116 million related to these capitalized upfront payments.

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

Autonomous Driving Joint Venture
Description of the Matter
As described in Note 24, on March 26, 2020, Aptiv completed a transaction with Hyundai Motor Group to form a joint venture focused on the design, development and commercialization of autonomous driving technologies. The joint venture operates globally under the Motional brand name. Under the terms of the agreement, Aptiv contributed to the joint venture autonomous driving technology, intellectual property and approximately 700 employees for a 50% ownership interest in the entity. Hyundai contributed to the joint venture approximately $1.6 billion in cash, along with vehicle engineering services, research and development resources and access to intellectual property for a 50% ownership interest in the entity.

Upon closing of the transaction, Aptiv deconsolidated the carrying value of the associated assets and liabilities contributed to the joint venture, previously classified as held for sale, and recognized an asset of approximately $2 billion within investments in affiliates in the consolidated balance sheet, based on the preliminary fair value of its investment in the newly formed joint venture. The Company recognized a pre-tax gain of approximately $1.4 billion in the consolidated statement of operations, net of transaction costs of $22 million, based on the difference between the carrying value of its contribution to the joint venture and the preliminary fair value of its investment in the entity. The estimated fair value of Aptiv’s ownership interest in the joint venture was determined primarily based on third-party valuations and management estimates, generally utilizing income and market approaches.

Auditing the Company's accounting for the transaction involved subjective auditor judgment due to the significant estimation required in management’s determination of the fair value of joint venture, including the fair value and allocation of identified intangible assets contributed by Aptiv and Hyundai. The significant estimation was primarily due to the sensitivity of the fair value to underlying assumptions including discount rates, projected revenue growth rates and profit margins. These assumptions relate to the future performance of the joint venture, are forward-looking and could be affected by future economic and market conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of the Company’s controls over its accounting for the transaction. This included testing controls over management’s review of the valuation of joint venture, including the review of the valuation model and significant assumptions and prospective financial information used within the valuation.

To test the fair value of the joint venture, our audit procedures included, among others, evaluating the Company's use of valuation methodologies, challenging the significant assumptions made by management, including the prospective financial information and testing the completeness and accuracy of the underlying data. We involved our valuation specialists to assist in testing certain significant assumptions used to value the joint venture and its intangible assets. Our procedures included among others, comparing significant management assumptions to current industry and market trends, historical results of the contributed business and to other relevant factors. We also performed sensitivity analyses of the significant assumptions to evaluate the change in the fair value resulting from changes in the assumptions. In addition, complex and challenging auditor judgment was required in evaluating the internally developed estimates and assumptions used in the model because there was limited observable market information.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2006
Detroit, Michigan
February 8, 2021

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Aptiv PLC

Opinion on Internal Control over Financial Reporting

We have audited Aptiv PLC’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Aptiv PLC (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, and the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and financial statement schedule and our report dated February 8, 2021 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP
Detroit, Michigan
February 8, 2021

APTIV PLC
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2020	2019	2018
	(in millions, except per share amounts)
Net sales	$13,066	$14,357	$14,435
Operating expenses:
Cost of sales	11,126	11,711	11,706
Selling, general and administrative	976	1,076	993
Amortization	144	146	154
Restructuring (Note 10)	136	148	109
Gain on autonomous driving joint venture (Note 24)	(1,434)	—	—
Total operating expenses	10,948	13,081	12,962
Operating income	2,118	1,276	1,473
Interest expense	(164)	(164)	(141)
Other income, net (Note 19)	—	14	2
Income before income taxes and equity (loss) income	1,954	1,126	1,334
Income tax expense	(49)	(132)	(250)
Income before equity (loss) income	1,905	994	1,084
Equity (loss) income, net of tax	(83)	15	23
Net income	1,822	1,009	1,107
Net income attributable to noncontrolling interest	18	19	40
Net income attributable to Aptiv	1,804	990	1,067
Mandatory Convertible Preferred Share dividends (Note 15)	(35)	—	—
Net income attributable to ordinary shareholders	$1,769	$990	$1,067

Basic net income per share:
Basic net income per share attributable to ordinary shareholders	$6.72	$3.85	$4.04
Weighted average number of basic shares outstanding	263.43	256.81	264.41

Diluted net income per share (Note 15):
Diluted net income per share attributable to ordinary shareholders	$6.66	$3.85	$4.02
Weighted average number of diluted shares outstanding	270.70	257.39	265.22
See notes to consolidated financial statements.

APTIV PLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2020	2019	2018
	(in millions)
Net income	$1,822	$1,009	$1,107
Other comprehensive income (loss):
Currency translation adjustments	154	(45)	(194)
Net change in unrecognized gain (loss) on derivative instruments, net of tax (Note 17)	27	56	(39)
Employee benefit plans adjustment, net of tax (Note 12)	(5)	(30)	2
Other comprehensive income (loss)	176	(19)	(231)
Comprehensive income	1,998	990	876
Comprehensive income attributable to noncontrolling interests	20	16	32
Comprehensive income attributable to Aptiv	$1,978	$974	$844
See notes to consolidated financial statements.

APTIV PLC
CONSOLIDATED BALANCE SHEETS

	December 31,
	2020	2019
	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$2,821	$412
Restricted cash	32	16
Accounts receivable, net of allowance for doubtful accounts of $40 million and $37 million, respectively (Note 2)	2,812	2,569
Inventories (Note 3)	1,297	1,286
Other current assets (Note 4)	503	504
Assets held for sale (Note 24)	—	532
Total current assets	7,465	5,319
Long-term assets:
Property, net (Note 6)	3,301	3,309
Operating lease right-of-use assets (Note 26)	380	413
Investments in affiliates (Note 5)	2,011	106
Intangible assets, net (Note 7)	1,091	1,186
Goodwill (Note 7)	2,580	2,407
Other long-term assets (Note 4)	694	719
Total long-term assets	10,057	8,140
Total assets	$17,522	$13,459
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt (Note 11)	$90	$393
Accounts payable	2,571	2,463
Accrued liabilities (Note 8)	1,385	1,155
Liabilities held for sale (Note 24)	—	43
Total current liabilities	4,046	4,054
Long-term liabilities:
Long-term debt (Note 11)	4,011	3,971
Pension benefit obligations (Note 12)	525	483
Long-term operating lease liabilities (Note 26)	300	329
Other long-term liabilities (Note 8)	540	611
Total long-term liabilities	5,376	5,394
Total liabilities	9,422	9,448
Commitments and contingencies (Note 13)
Shareholders’ equity:
Preferred shares, $0.01 par value per share, 50,000,000 shares authorized; 11,500,000 shares of 5.50% Mandatory Convertible Preferred Shares, Series A, issued and outstanding as of December 31, 2020; none issued and outstanding as of December 31, 2019	—	—
Ordinary shares, $0.01 par value per share, 1,200,000,000 shares authorized, 270,025,374 and 255,288,240 issued and outstanding as of December 31, 2020 and 2019, respectively	3	3
Additional paid-in-capital	3,897	1,645
Retained earnings	4,550	2,890
Accumulated other comprehensive loss (Note 16)	(545)	(719)
Total Aptiv shareholders’ equity	7,905	3,819
Noncontrolling interest	195	192
Total shareholders’ equity	8,100	4,011
Total liabilities and shareholders’ equity	$17,522	$13,459
See notes to consolidated financial statements.

APTIV PLC
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2020	2019	2018
	(in millions)
Cash flows from operating activities:
Net income	$1,822	$1,009	$1,107
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	620	571	522
Amortization	144	146	154
Amortization of deferred debt issuance costs	9	6	7
Restructuring expense, net of cash paid	(15)	29	(26)
Deferred income taxes	(52)	(33)	(14)
Pension and other postretirement benefit expenses	38	44	35
Loss (income) from equity method investments, net of dividends received	92	(6)	(11)
Loss on modification of debt	4	—	—
Loss on extinguishment of debt	—	6	—
Loss (gain) on sale of assets	3	(1)	(2)
Share-based compensation	60	66	58
Gain on autonomous driving joint venture, net	(1,434)	—	—
Changes in operating assets and liabilities:
Accounts receivable, net	(243)	(74)	55
Inventories	(8)	8	(120)
Other assets	78	(202)	(165)
Accounts payable	186	133	62
Accrued and other long-term liabilities	173	(9)	73
Other, net	(31)	(31)	(47)
Pension contributions	(33)	(38)	(48)
Net cash provided by operating activities from continuing operations	1,413	1,624	1,640
Net cash used in operating activities from discontinued operations	—	—	(12)
Net cash provided by operating activities	1,413	1,624	1,628
Cash flows from investing activities:
Capital expenditures	(584)	(781)	(846)
Proceeds from sale of property / investments	10	14	13
Cost of business acquisitions and other transactions, net of cash acquired	(49)	(334)	(1,197)
Cost of technology investments	(2)	(10)	(16)
Settlement of derivatives	(1)	—	(2)
Net cash used in investing activities	(626)	(1,111)	(2,048)
Cash flows from financing activities:
Net (repayments) proceeds under other short-term debt agreements	(372)	80	268
Net repayments under other long-term debt agreements	(39)	(25)	(13)
Repayment of senior notes	—	(654)	—
Proceeds from issuance of senior notes, net of issuance costs	—	641	—
Fees related to modification of debt agreements	(18)	—	—
Proceeds from the public offering of ordinary shares, net of issuance costs	1,115	—	—
Proceeds from the public offering of preferred shares, net of issuance costs	1,115	—	—
Contingent consideration and deferred acquisition purchase price payments	—	—	(13)
Dividend payments of consolidated affiliates to minority shareholders	(10)	(11)	(30)
Repurchase of ordinary shares	(57)	(420)	(499)
Distribution of Mandatory Convertible Preferred Share cash dividends	(32)	—	—
Distribution of ordinary share cash dividends	(56)	(226)	(233)
Taxes withheld and paid on employees’ restricted share awards	(33)	(34)	(35)
Net cash provided by (used in) financing activities	1,613	(649)	(555)
Effect of exchange rate fluctuations on cash, cash equivalents and restricted cash	24	(3)	(54)
Increase (decrease) in cash, cash equivalents and restricted cash	2,424	(139)	(1,029)
Cash, cash equivalents and restricted cash at beginning of the year	429	568	1,597
Cash, cash equivalents and restricted cash at end of the year	$2,853	$429	$568
See notes to consolidated financial statements.

APTIV PLC
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Year Ended December 31,
	Ordinary Shares		Preferred Shares

	Number of Shares	Amount of Shares	Number of Shares	Amount of Shares	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Aptiv Shareholders’ Equity	Noncontrolling Interest	Total Shareholders’ Equity
2020	(in millions)
Balance at January 1, 2020	255	$3	—	$—	$1,645	$2,890	$(719)	$3,819	$192	$4,011
Net income	—	—	—	—	—	1,804	—	1,804	18	1,822
Other comprehensive income	—	—	—	—	—	—	174	174	2	176
Dividends on ordinary shares	—	—	—	—	1	(57)	—	(56)	—	(56)
Dividend payments of consolidated affiliates to minority shareholders	—	—	—	—	—	—	—	—	(17)	(17)
Mandatory Convertible Preferred Share cumulative dividends	—	—	—	—	—	(35)	—	(35)	—	(35)
Taxes withheld on employees’ restricted share award vestings	—	—	—	—	(33)	—	—	(33)	—	(33)
Repurchase of ordinary shares	(1)	—	—	—	(6)	(51)	—	(57)	—	(57)
Issuance of ordinary shares	15	—	—	—	1,115	—	—	1,115	—	1,115
Issuance of Mandatory Convertible Preferred Shares	—	—	12	—	1,115	—	—	1,115	—	1,115
Share-based compensation	1	—	—	—	60	—	—	60	—	60
Adjustment for recently adopted accounting pronouncements (Note 2)	—	—	—	—	—	(1)	—	(1)	—	(1)
Balance at December 31, 2020	270	$3	12	$—	$3,897	$4,550	$(545)	$7,905	$195	$8,100

2019
Balance at January 1, 2019	260	$3	—	$—	$1,639	$2,511	$(694)	$3,459	$211	$3,670
Net income	—	—	—	—	—	990	—	990	19	1,009
Other comprehensive loss	—	—	—	—	—	—	(16)	(16)	(3)	(19)
Dividends on ordinary shares	—	—	—	—	3	(229)	—	(226)	—	(226)
Dividend payments of consolidated affiliates to minority shareholders	—	—	—	—	—	—	—	—	(35)	(35)
Taxes withheld on employees’ restricted share award vestings	—	—	—	—	(34)	—	—	(34)	—	(34)
Repurchase of ordinary shares	(5)	—	—	—	(29)	(391)	—	(420)	—	(420)
Share-based compensation	—	—	—	—	66	—	—	66	—	66
Adjustment for recently adopted accounting pronouncements	—	—	—	—	—	9	(9)	—	—	—
Balance at December 31, 2019	255	$3	—	$—	$1,645	$2,890	$(719)	$3,819	$192	$4,011
See notes to consolidated financial statements.

APTIV PLC
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Continued)

	Year Ended December 31,
	Ordinary Shares		Preferred Shares

	Number of Shares	Amount of Shares	Number of Shares	Amount of Shares	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Aptiv Shareholders’ Equity	Noncontrolling Interest	Total Shareholders’ Equity
2018	(in millions)
Balance at January 1, 2018	266	$3	—	$—	$1,649	$2,118	$(471)	$3,299	$218	$3,517
Net income	—	—	—	—	—	1,067	—	1,067	40	1,107
Other comprehensive loss	—	—	—	—	—	—	(223)	(223)	(8)	(231)
Dividends on ordinary shares	—	—	—	—	2	(176)	—	(174)	—	(174)
Dividend payments of consolidated affiliates to minority shareholders	—	—	—	—	—	—	—	—	(39)	(39)
Taxes withheld on employees’ restricted share award vestings	—	—	—	—	(35)	—	—	(35)	—	(35)
Repurchase of ordinary shares	(7)	—	—	—	(35)	(464)	—	(499)	—	(499)
Share-based compensation	1	—	—	—	58	—	—	58	—	58
Distribution of Delphi Technologies	—	—	—	—	—	(25)	—	(25)	—	(25)
Adjustment for recently adopted accounting pronouncements	—	—	—	—	—	(9)	—	(9)	—	(9)
Balance at December 31, 2018	260	$3	—	$—	$1,639	$2,511	$(694)	$3,459	$211	$3,670
See notes to consolidated financial statements.

APTIV PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. GENERAL
General and basis of presentation—“Aptiv,” the “Company,” “we,” “us” and “our” refer to Aptiv PLC, a public limited company formed under the laws of Jersey on May 19, 2011 as Delphi Automotive PLC, which completed an initial public offering on November 22, 2011. On December 4, 2017, the Company completed the separation (the “Separation”) of its former Powertrain Systems segment by distributing to Aptiv shareholders on a pro rata basis all of the issued and outstanding ordinary shares of Delphi Technologies PLC, a public limited company formed to hold the spun-off business. Following the Separation, the remaining company changed its name to Aptiv PLC and New York Stock Exchange (“NYSE”) symbol to “APTV.”
In April 2018, primarily as a result of the impact of the Separation on the Company’s U.K. presence and the centralization of the Company’s non-manufacturing European footprint, along with the long-term stability of the financial and regulatory environment in Ireland and uncertainties regarding the exit of the U.K. from the European Union, Aptiv PLC changed its tax residence from the U.K. to Ireland. Aptiv PLC remains a public limited company incorporated under the laws of Jersey, and continues to be subject to U.S. Securities and Exchange Commission reporting requirements and prepare its consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).
Nature of operations—Aptiv is a leading global technology and mobility company primarily serving the automotive sector. We design and manufacture vehicle components and provide electrical, electronic and active safety technology solutions to the global automotive and commercial vehicle markets. Aptiv is one of the largest vehicle component manufacturers, and its customers include 23 of the 25 largest automotive original equipment manufacturers (“OEMs”) in the world. Aptiv operates 124 major manufacturing facilities and 12 major technical centers utilizing a regional service model that enables the Company to efficiently and effectively serve its global customers from best cost countries. Aptiv has a presence in 44 countries and has approximately 18,200 scientists, engineers and technicians focused on developing market relevant product solutions for its customers. In line with the long-term growth in emerging markets, Aptiv has been increasing its focus on these markets, particularly in China, where the Company has a major manufacturing base and strong customer relationships.

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
During the years ended December 31, 2020, 2019 and 2018, Aptiv received dividends of $9 million, $9 million and $12 million, respectively, from its equity method investments. The dividends were recognized as a reduction to the investment and represented a return on investment included in cash flows from operating activities.
Investments in non-consolidated affiliates totaled $113 million and $101 million as of December 31, 2020 and 2019, respectively, and are classified within other long-term assets in the consolidated balance sheets. Refer to Note 5. Investments in Affiliates for further information.
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
Aptiv collects and remits taxes assessed by different governmental authorities that are both imposed on and concurrent with a revenue-producing transaction between the Company and the Company’s customers. These taxes may include, but are not limited to, sales, use, value-added, and some excise taxes. Aptiv reports the collection of these taxes on a net basis (excluded from revenues). Shipping and handling fees billed to customers are included in net sales, while costs of shipping and handling are included in cost of sales. Refer to Note 25. Revenue for further information.
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
Research and development—Costs are incurred in connection with research and development programs that are expected to contribute to future earnings. Such costs are charged against income as incurred. Total research and development expenses, including engineering, net of customer reimbursements, were approximately $1,024 million, $1,165 million and $1,155 million for the years ended December 31, 2020, 2019 and 2018, respectively.
Cash and cash equivalents—Cash and cash equivalents are defined as short-term, highly liquid investments with original maturities of three months or less, for which the book value approximates fair value.
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
Credit losses—Aptiv is exposed to credit losses primarily through the sale of vehicle components and services. Aptiv assesses the creditworthiness of a counterparty by conducting ongoing credit reviews, which considers the Company’s expected billing exposure and timing for payment, as well as the counterparty’s established credit rating. When a credit rating is not available, the Company’s assessment is based on an analysis of the counterparty’s financial statements. Aptiv also considers contract terms and conditions, country and political risk, and business strategy in its evaluation. Based on the outcome of this review, the Company establishes a credit limit for each counterparty. The Company continues to monitor its ongoing credit exposure through active review of counterparty balances against contract terms and due dates, which includes timely account reconciliation, payment confirmation and dispute resolution. The Company may also employ collection agencies and legal counsel to pursue recovery of defaulted receivables, if necessary.
Aptiv primarily utilizes historical loss and recovery data, combined with information on current economic conditions and reasonable and supportable forecasts to develop the estimate of the allowance for doubtful accounts in accordance with ASC Topic 326, Financial Instruments – Credit Losses (“ASC 326”). As of December 31, 2020 and December 31, 2019, the Company reported $2,812 million and $2,569 million, respectively, of accounts receivable, net of the allowances, which includes the allowance for doubtful accounts of $40 million and $37 million, respectively. The provision for doubtful accounts was $39 million, $9 million, and $9 million for the years ended December 31, 2020, 2019 and 2018, respectively. Other changes in the allowance were not material for the year ended December 31, 2020.
Inventories—As of December 31, 2020 and 2019, inventories are stated at the lower of cost, determined on a first-in, first-out basis, or net realizable value, including direct material costs and direct and indirect manufacturing costs. Refer to Note 3. Inventories for additional information. Obsolete inventory is identified based on analysis of inventory for known obsolescence issues, and, generally, the market value of inventory on hand in excess of one year’s supply is fully-reserved.
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
Property—Major improvements that materially extend the useful life of property are capitalized. Expenditures for repairs and maintenance are charged to expense as incurred. Depreciation is determined based on a straight-line method over the estimated useful lives of groups of property. Leasehold improvements under finance leases are depreciated over the period of the lease or the life of the property, whichever is shorter. Refer to Note 6. Property, Net and Note 26. Leases for additional information.
Pre-production costs related to long-term supply agreements—The Company incurs pre-production engineering, development and tooling costs related to products produced for its customers under long-term supply agreements. Engineering, testing and other costs incurred in the design and development of production parts are expensed as incurred, unless the costs are reimbursable, as specified in a customer contract. As of December 31, 2020 and 2019, $355 million and $318 million of such contractually reimbursable costs were capitalized, respectively. These amounts are recorded within other current and other long-term assets in the consolidated balance sheets, as further detailed in Note 4. Assets.
Special tools represent Aptiv-owned tools, dies, jigs and other items used in the manufacture of customer components that will be sold under long-term supply arrangements, the costs of which are capitalized within property, plant and equipment if the Company has title to the assets. Special tools also include capitalized unreimbursed pre-production tooling costs related to customer-owned tools for which the customer has provided Aptiv a non-cancellable right to use the tool. Aptiv-owned special tool balances are depreciated over the expected life of the special tool or the life of the related vehicle program, whichever is shorter. The unreimbursed costs incurred related to customer-owned special tools that are not subject to reimbursement are capitalized and depreciated over the expected life of the special tool or the life of the related vehicle program, whichever is shorter. At December 31, 2020 and 2019, the special tools balance, net of accumulated depreciation, was $447 million and $485 million, respectively, included within property, net in the consolidated balance sheets. As of December 31, 2020 and 2019, the Aptiv-owned special tools balance was $323 million and $365 million, respectively, and the customer-owned special tools balance was $124 million and $120 million, respectively.
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
Leases—The Company accounts for leases in accordance with FASB ASC Topic 842, Leases. The Company determines whether an arrangement is a lease at inception. For leases where the Company is the lessee, a lease liability and a right-of-use asset is recognized for all leases, with the exception of short-term leases with terms of twelve months or less. The lease liability represents the lessee’s obligation to make lease payments arising from a lease, and is measured as the present value of the lease payments. As the rate implicit in the lease is usually not known at lease commencement, the Company uses its incremental borrowing rate to discount the lease obligation. The right-of-use asset represents the lessee’s right to use a specified asset for the lease term, and is measured at the lease liability amount, adjusted for lease prepayment, lease incentives received and the Company’s initial direct costs. Under the optional transition method applied upon adoption in 2019, the Company’s reporting for the comparative periods prior to adoption in the consolidated financial statements continues to be in accordance with FASB ASC Topic 840, Leases.
The Company applies the short-term lease exception, which results in a single lease cost being allocated over the lease term, generally on a straight-line basis, for leases with a term of 12 months or less. These leases are not presented in the consolidated balance sheets. Additionally, the Company applies the practical expedient to not separate lease components from non-lease components and instead accounts for both as a single lease component for all asset classes. Refer to Note 26. Leases for additional information.
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
Assets and liabilities of a discontinued operation are reclassified as held for sale for all comparative periods presented in the consolidated balance sheets. For assets that meet the held for sale criteria but do not meet the definition of a discontinued operation, the Company reclassifies the assets and liabilities in the period in which the held for sale criteria are met, but does not reclassify prior period amounts. Refer to Note 24. Held For Sale for further information regarding the Company's assets and liabilities held for sale.
Intangible assets—The Company amortizes definite-lived intangible assets over their estimated useful lives. The Company has definite-lived intangible assets related to patents and developed technology, customer relationships and trade names. Indefinite-lived in-process research and development intangible assets are not amortized, but are tested for impairment annually, or more frequently when indicators of potential impairment exist, until the completion or abandonment of the associated research and development efforts. Upon completion of the projects, the assets will be amortized over the expected economic life of the asset, which will be determined on that date. Should the project be determined to be abandoned, and if the asset developed has no alternative use, the full value of the asset will be charged to expense. The Company also has intangible assets related to acquired trade names that are classified as indefinite-lived when there are no foreseeable limits on the periods of time over which they are expected to contribute cash flows. These indefinite-lived trade name assets are tested for impairment annually, or more frequently when indicators of potential impairment exist. Costs to renew or extend the term of acquired intangible assets are recognized as expense as incurred. No intangible asset impairment charges were recorded during the year ended December 31, 2020. The Company recorded intangible asset impairment charges of $8 million and $30 million, during the years ended December 31, 2019 and 2018. Refer to Note 7. Intangible Assets and Goodwill for additional information.
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
Goodwill impairment—In the fourth quarter of 2020, 2019 and 2018, the Company completed a qualitative goodwill impairment assessment, and after evaluating the results, events and circumstances of the Company, the Company concluded that sufficient evidence existed to assert qualitatively that it was more likely than not that the estimated fair value of each reporting unit remained in excess of its carrying values. Therefore, a quantitative impairment assessment was not necessary. No goodwill impairments were recorded in 2020, 2019 or 2018. Refer to Note 7. Intangible Assets and Goodwill for additional information.
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
Income taxes—Deferred tax assets and liabilities reflect temporary differences between the amount of assets and liabilities for financial and tax reporting purposes. Such amounts are adjusted, as appropriate, to reflect changes in tax rates expected to be in effect when the temporary differences reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in earnings in the period that includes the enactment date. A valuation allowance is recorded to reduce deferred tax assets to the amount that is more likely than not to be realized. In the event the Company determines it is more likely than not that the deferred tax assets will not be realized in the future, the valuation allowance adjustment to the deferred tax assets will be charged to earnings in the period in which the Company makes such a determination. In determining whether an uncertain tax position exists, the Company determines, based solely on its technical merits, whether the tax position is more likely than not to be sustained upon examination, and if so, a tax benefit is measured on a cumulative probability basis that is more likely than not to be realized upon the ultimate settlement. In determining the provision for income taxes for financial statement purposes, the Company makes certain estimates and judgments which affect its evaluation of the carrying value of its deferred tax assets, as well as its calculation of certain tax liabilities. Refer to Note 14. Income Taxes for additional information.
Foreign currency translation—Assets and liabilities of non-U.S. subsidiaries that use a currency other than U.S. dollars as their functional currency are translated to U.S. dollars at end-of-period currency exchange rates. The consolidated statements of operations of non-U.S. subsidiaries are translated to U.S. dollars at average-period currency exchange rates. The effect of translation for non-U.S. subsidiaries is generally reported in other comprehensive income (“OCI”). The effect of remeasurement of assets and liabilities of non-U.S. subsidiaries that use the U.S. dollar as their functional currency is primarily included in cost of sales. Also included in cost of sales are gains and losses arising from transactions denominated in a currency other than the functional currency of a particular entity. Net foreign currency transaction losses of $20 million and $3 million were included in the consolidated statements of operations for the years ended December 31, 2020 and 2019, respectively, and net foreign currency transaction gains of $8 million were included in the consolidated statements of operations for the year ended December 31, 2018. The accumulated foreign currency translation adjustment related to an investment in a foreign subsidiary is reclassified to net income upon sale or upon complete or substantially complete liquidation of the respective entity.
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
Asset retirement obligations—Asset retirement obligations are recognized in accordance with FASB ASC 410, Asset Retirement and Environmental Obligations. Conditional retirement obligations have been identified primarily related to asbestos abatement at certain sites. To a lesser extent, conditional retirement obligations also exist at certain sites related to the removal of storage tanks and disposal costs. Asset retirement obligations were $1 million and $1 million at December 31, 2020 and 2019, respectively.
Customer concentrations—As reflected in the table below, net sales to VW, GM and FCA, Aptiv’s three largest customers, totaled approximately 27%, 27% and 29% of our total net sales for the years ended December 31, 2020, 2019 and 2018, respectively.

	Percentage of Total Net Sales			Accounts Receivable
	Year Ended December 31,			December 31, 2020	December 31, 2019
	2020	2019	2018
				(in millions)
VW	10%	9%	9%	$216	$135
GM	9%	9%	11%	200	205
FCA (1)	8%	9%	9%	232	207
(1)On January 16, 2021, FCA and PSA executed a merger agreement to form a new, combined company (“Stellantis”). On a combined basis, the formerly separate companies accounted for 12%, 13% and 14% of Aptiv’s net sales for the years ended December 31, 2020, 2019 and 2018, respectively. Accounts receivable on a combined basis totaled $352 million and $335 million as of December 31, 2020 and 2019, respectively.
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
Foreign exchange forward contracts are accounted for as hedges of firm or forecasted foreign currency commitments or foreign currency exposure of the net investment in certain foreign operations to the extent they are designated and assessed as highly effective. All foreign exchange contracts are marked to market on a current basis. Commodity swaps are accounted for as hedges of firm or anticipated commodity purchase contracts to the extent they are designated and assessed as effective. All other commodity derivative contracts that are not designated as hedges are either marked to market on a current basis or are exempted from mark to market accounting as normal purchases. At December 31, 2020 and 2019, the Company’s exposure to movements in interest rates was not hedged with derivative instruments. Refer to Note 17. Derivatives and Hedging Activities and Note 18. Fair Value of Financial Instruments for additional information.
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
Share-based compensation—The Company’s share-based compensation arrangements consist of the Aptiv PLC Long Term Incentive Plan, as amended and restated effective April 23, 2015 (the “PLC LTIP”), under which grants of restricted stock units (“RSUs”) have been made each year. The RSU awards include a time-based vesting portion and a performance-based vesting portion. The performance-based vesting portion includes performance and market conditions in addition to service conditions. The grant date fair value of the RSUs is determined based on the closing price of the Company’s ordinary shares on the date of the grant of the award, including an estimate for forfeitures, or a contemporaneous valuation performed by an independent valuation specialist with respect to awards with market conditions. Compensation expense is recognized based upon the grant date fair value of the awards applied to the Company’s best estimate of ultimate performance against the respective targets on a straight-line basis over the requisite vesting period of the awards. The performance conditions require management to make assumptions regarding the likelihood of achieving certain performance goals. Changes in these performance assumptions, as well as differences in actual results from management’s estimates, could result in estimated or actual values different from previously estimated fair values. Refer to Note 21. Share-Based Compensation for additional information.
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

3. INVENTORIES
Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or net realizable value, including direct material costs and direct and indirect manufacturing costs. A summary of inventories is shown below:

	December 31, 2020	December 31, 2019
	(in millions)
Productive material	$745	$706
Work-in-process	111	102
Finished goods	441	478
Total	$1,297	$1,286

4. ASSETS
Other current assets consisted of the following:

	December 31, 2020	December 31, 2019
	(in millions)
Value added tax receivable	$155	$205
Prepaid insurance and other expenses	47	88
Reimbursable engineering costs	169	101
Notes receivable	8	10
Income and other taxes receivable	41	45
Deposits to vendors	5	4
Derivative financial instruments (Note 17)	48	30
Capitalized upfront fees (Note 25)	30	20
Other	—	1
Total	$503	$504
Other long-term assets consisted of the following:

	December 31, 2020	December 31, 2019
	(in millions)
Deferred income taxes, net (Note 14)	$174	$164
Unamortized Revolving Credit Facility debt issuance costs	11	3
Income and other taxes receivable	25	45
Reimbursable engineering costs	186	217
Value added tax receivable	29	59
Equity investments (Note 5)	113	101
Derivative financial instruments (Note 17)	22	8
Capitalized upfront fees (Note 25)	86	79
Other	48	43
Total	$694	$719

5. INVESTMENTS IN AFFILIATES
As part of Aptiv’s operations, it has investments in four non-consolidated affiliates accounted for under the equity method of accounting. These affiliates are not publicly traded companies and are located primarily in North America and Asia Pacific. Aptiv’s ownership percentages vary generally from approximately 20% to 50%, with the most significant investments being in Motional, Inc. (“Motional”) (of which Aptiv owns 50%) and in Promotora de Partes Electricas Automotrices, S.A. de C.V. (of which Aptiv owns approximately 40%). The Motional joint venture was formed in the March 2020 transaction with Hyundai Motor Group to focus on the design, development and commercialization of autonomous driving technologies. Refer to Note 24. Held for Sale for additional information on the formation of Motional. The Company’s aggregate investments in affiliates was $2,011 million and $106 million at December 31, 2020 and 2019, respectively. Dividends of $9 million, $9 million and $12 million for the years ended December 31, 2020, 2019 and 2018, respectively, have been received from these non-consolidated affiliates. No impairment charges were recorded for the years ended December 31, 2020, 2019 and 2018.
The following is a summary of the combined financial information of significant affiliates accounted for under the equity method as of December 31, 2020 and 2019 and for the years ended December 31, 2020, 2019 and 2018 (unaudited):

	December 31,
	2020	2019
	(in millions)
Current assets	$1,140	$231
Non-current assets	3,210	126
Total assets	$4,350	$357
Current liabilities	$166	$92
Non-current liabilities	101	10
Shareholders’ equity	4,083	255
Total liabilities and shareholders’ equity	$4,350	$357

	Year Ended December 31,
	2020	2019	2018
	(in millions)
Net sales	$553	$531	$533
Gross (loss) profit	(71)	59	84
Net (loss) income	(154)	35	53
A summary of transactions with affiliates is shown below:

	Year Ended December 31,
	2020	2019	2018
	(in millions)
Sales to affiliates	$7	$6	$7
Purchases from affiliates	32	37	38
A summary of amounts recorded in the Company’s consolidated balance sheets related to its affiliates is shown below:

	December 31,
	2020	2019
	(in millions)
Receivables due from affiliates	$12	$2
Payables due to affiliates	38	3
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
As of December 31, 2020, the Company had the following technology investments, which are classified within other long-term assets in the consolidated balance sheets:

Investment Name	Segment	Investment Date	Investment (in millions)
Krono-Safe, SAS	Advanced Safety and User Experience	Q4 2019	$6
Affectiva, Inc.	Advanced Safety and User Experience	Q4 2018	15
Innoviz Technologies	Advanced Safety and User Experience	Q3 2017	25
LeddarTech, Inc.	Advanced Safety and User Experience	Q3 2017	10
Valens Semiconductor Ltd.	Signal and Power Solutions	Q2 2017	10
Otonomo Technologies Ltd.	Advanced Safety and User Experience	Q1 2017; Q1 2019	37
Quanergy Systems, Inc	Advanced Safety and User Experience	Q2 2015; Q1 2016	6
Other investments	Advanced Safety and User Experience	Various	4
			$113
During the year ended December 31, 2020, the Company’s investment in Innoviz was remeasured to a fair value of $25 million, based on a subsequent round of financing observed to be for identical or similar investments of the same issuer. As a result, the Company recorded a pre-tax unrealized gain of $10 million to other income, net during the year ended December 31, 2020.
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

6. PROPERTY, NET
Property, net consisted of:

	Estimated Useful Lives	December 31,
		2020	2019
	(Years)	(in millions)
Land	—	$85	$81
Land and leasehold improvements	3-20	171	163
Buildings	40	691	646
Machinery, equipment and tooling	3-20	4,677	4,057
Furniture and office equipment	3-10	724	648
Construction in progress	—	263	322
Total		6,611	5,917
Less: accumulated depreciation		(3,310)	(2,608)
Total property, net		$3,301	$3,309
For the years ended December 31, 2020, 2019 and 2018, Aptiv recorded non-cash asset impairment charges of $10 million, $3 million and $4 million, respectively, in cost of sales related to declines in the fair values of certain fixed assets.
As of December 31, 2020, 2019 and 2018, capital expenditures recorded in accounts payable totaled $164 million, $247 million and $245 million, respectively.

7. INTANGIBLE ASSETS AND GOODWILL
The changes in the carrying amount of intangible assets and goodwill were as follows as of December 31, 2020 and 2019. See Note 20. Acquisitions and Divestitures for a further description of the goodwill and intangible assets resulting from Aptiv’s acquisitions in 2020 and 2019.

		As of December 31, 2020			As of December 31, 2019
	Estimated Useful Lives	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Years)	(in millions)			(in millions)
Amortized intangible assets:
Patents and developed technology	3-15	$672	$461	$211	$656	$415	$241
Customer relationships	5-14	1,179	495	684	1,130	375	755
Trade names	15-20	76	48	28	73	44	29
Total		1,927	1,004	923	1,859	834	1,025
Unamortized intangible assets:
Trade names	—	168	—	168	161	—	161
Goodwill	—	2,580	—	2,580	2,407	—	2,407
Total		$4,675	$1,004	$3,671	$4,427	$834	$3,593
Estimated amortization expense for the years ending December 31, 2021 through 2025 is presented below:

	Year Ending December 31,
	2021	2022	2023	2024	2025
	(in millions)
Estimated amortization expense	$151	$146	$123	$109	$105

A roll-forward of the gross carrying amounts of intangible assets for the years ended December 31, 2020 and 2019 is presented below.

	2020	2019
	(in millions)
Balance at January 1	$4,427	$4,571
Acquisitions (1)	17	316
Reclassified as held for sale	—	(445)
Foreign currency translation and other	231	(15)
Balance at December 31	$4,675	$4,427
(1)Primarily attributable to the 2020 acquisition of Dynawave, and the 2019 acquisitions of gabocom and Falmat, as further described in Note 20. Acquisitions and Divestitures.
A roll-forward of the accumulated amortization for the years ended December 31, 2020 and 2019 is presented below:

	2020	2019
	(in millions)
Balance at January 1	$834	$667
Amortization	144	138
Impairment (1)	—	8
Reclassified as held for sale	—	(1)
Foreign currency translation and other	26	22
Balance at December 31	$1,004	$834
(1)Primarily attributable to the impairment of certain definite-lived trade name assets within the Advanced Safety and User Experience segment during the year ended December 31, 2019, which is included within amortization in the consolidated statements of operations. The fair value of the impaired assets was determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved and a review of other market indicators and management estimates.
A roll-forward of the carrying amount of goodwill, by operating segment, for the years ended December 31, 2020 and 2019 is presented below:

	Signal and Power Solutions	Advanced Safety and User Experience	Total
	(in millions)
Balance at January 1, 2019	$2,180	$344	$2,524
Acquisitions (1)	229	—	229
Reclassified as held for sale	—	(318)	(318)
Foreign currency translation and other	(28)	—	(28)
Balance at December 31, 2019	$2,381	$26	$2,407
Acquisitions (2)	$10	$—	$10
Foreign currency translation and other	162	1	163
Balance at December 31, 2020	$2,553	$27	$2,580
(1)Primarily attributable to the acquisitions of gabocom and Falmat, as further described in Note 20. Acquisitions and Divestitures.
(2)Primarily attributable to the acquisition of Dynawave, as further described in Note 20. Acquisitions and Divestitures.

8. LIABILITIES
Accrued liabilities consisted of the following:

	December 31, 2020	December 31, 2019
	(in millions)
Payroll-related obligations	$293	$226
Employee benefits, including current pension obligations	84	97
Income and other taxes payable	177	180
Warranty obligations (Note 9)	51	29
Restructuring (Note 10)	82	86
Customer deposits	62	43
Derivative financial instruments (Note 17)	8	4
Accrued interest	48	47
MCPS dividends payable	3	—
Deferred compensation related to acquisitions	—	35
Operating lease liabilities (Note 26)	100	94
Other	477	314
Total	$1,385	$1,155
Other long-term liabilities consisted of the following:

	December 31, 2020	December 31, 2019
	(in millions)
Environmental (Note 13)	$4	$3
Extended disability benefits	5	6
Warranty obligations (Note 9)	8	8
Restructuring (Note 10)	43	48
Payroll-related obligations	11	10
Accrued income taxes	156	199
Deferred income taxes, net (Note 14)	207	229
Derivative financial instruments (Note 17)	1	—
Other	105	108
Total	$540	$611

9. WARRANTY OBLIGATIONS
Expected warranty costs for products sold are recognized principally at the time of sale of the product based on an estimate of the amount that eventually will be required to settle such obligations. These accruals are based on factors such as past experience, production changes, industry developments and various other considerations. The estimated costs related to product recalls based on a formal campaign soliciting return of that product are accrued at the time an obligation becomes probable and can be reasonably estimated. These estimates are adjusted from time to time based on facts and circumstances that impact the status of existing claims. Aptiv has recognized its best estimate for its total aggregate warranty reserves, including product recall costs, across all of its operating segments as of December 31, 2020. The Company estimates the reasonably possible amount to ultimately resolve all matters in excess of the recorded reserves as of December 31, 2020 to be zero to $10 million.

The table below summarizes the activity in the product warranty liability for the years ended December 31, 2020 and 2019:

	Year Ended December 31,
	2020	2019
	(in millions)
Accrual balance at beginning of year	$37	$50
Provision for estimated warranties incurred during the year	36	39
Changes in estimate for pre-existing warranties	36	—
Settlements made during the year (in cash or in kind)	(52)	(52)
Foreign currency translation and other	2	—
Accrual balance at end of year	$59	$37

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
As part of Aptiv’s continued efforts to optimize its cost structure, it has undertaken several restructuring programs which include workforce reductions as well as plant closures. These programs are primarily focused on aligning our production capabilities with the reduced levels of global vehicle production resulting from the COVID-19 pandemic in 2020, as well as the continued rotation of our manufacturing footprint to best cost locations in Europe and on reducing global overhead costs. The Company recorded employee-related and other restructuring charges related to these programs totaling approximately $136 million during the year ended December 31, 2020, of which $62 million was recognized for programs implemented in the North American region and $57 million was recognized for programs implemented in the European region. The charges recorded during the year ended December 31, 2020 included the recognition of approximately $90 million of employee-related and other costs related to actions taken as a result of the global impacts of the COVID-19 pandemic. None of the Company’s individual restructuring programs initiated during 2020 were material and there have been no changes in previously initiated programs that have resulted (or are expected to result) in a material change to our restructuring costs. The Company expects to incur additional restructuring costs of approximately $45 million (of which approximately $20 million relates to the Signal and Power Solutions segment and approximately $25 million relates to the Advanced Safety and User Experience segment) by the end of 2021 related to programs approved as of December 31, 2020.
During the year ended December 31, 2019, Aptiv recorded employee-related and other restructuring charges totaling approximately $148 million, of which $74 million was recognized for programs implemented in the European region, pursuant to the Company’s ongoing overhead reduction strategy. During the year ended December 31, 2018, the Company recorded employee-related and other restructuring charges totaling approximately $109 million, of which $64 million was recognized for programs focused on the continued rotation of our manufacturing footprint to best cost locations in Europe and on reducing global overhead costs in the region.
Restructuring charges for employee separation and termination benefits are paid either over the severance period or in a lump sum in accordance with either statutory requirements or individual agreements. Aptiv incurred cash expenditures related to its restructuring programs of approximately $151 million and $119 million in the years ended December 31, 2020 and 2019, respectively.
The following table summarizes the restructuring charges recorded for the years ended December 31, 2020, 2019 and 2018 by operating segment:

	Year Ended December 31,
	2020	2019	2018
	(in millions)
Signal and Power Solutions	$90	$104	$90
Advanced Safety and User Experience	46	44	19
Total	$136	$148	$109

The table below summarizes the activity in the restructuring liability for the years ended December 31, 2020 and 2019:

	Employee Termination Benefits Liability	Other Exit Costs Liability	Total
	(in millions)
Accrual balance at January 1, 2019	$104	$—	$104
Provision for estimated expenses incurred during the year	148	—	148
Payments made during the year	(119)	—	(119)
Foreign currency and other	1	—	1
Accrual balance at December 31, 2019	$134	$—	$134
Provision for estimated expenses incurred during the year	$136	$—	$136
Payments made during the year	(151)	—	(151)
Foreign currency and other	6	—	6
Accrual balance at December 31, 2020	$125	$—	$125

11. DEBT
The following is a summary of debt outstanding, net of unamortized issuance costs and discounts, as of December 31, 2020 and 2019:

	December 31,
	2020	2019
	(in millions)
Accounts receivable factoring	$—	$266
Revolving Credit Facility	—	90
4.15%, senior notes, due 2024 (net of $1 and $2 unamortized issuance costs and $1 and $1 discount, respectively)	698	697
1.50%, Euro-denominated senior notes, due 2025 (net of $2 and $3 unamortized issuance costs and $2 and $2 discount, respectively)	857	779
4.25%, senior notes, due 2026 (net of $2 and $3 unamortized issuance costs, respectively)	648	647
1.60%, Euro-denominated senior notes, due 2028 (net of $3 and $3 unamortized issuance costs, respectively)	612	556
4.35%, senior notes, due 2029 (net of $3 and $3 unamortized issuance costs, respectively)	297	297
4.40%, senior notes, due 2046 (net of $3 and $3 unamortized issuance costs and $1 and $2 discount, respectively)	296	295
5.40%, senior notes, due 2049 (net of $4 and $4 unamortized issuance costs and $1 and $1 discount, respectively)	345	345
Tranche A Term Loan, due 2022 and 2021 (net of $1 and $1 unamortized issuance costs, respectively)	320	359
Finance leases and other	28	33
Total debt	4,101	4,364
Less: current portion	(90)	(393)
Long-term debt	$4,011	$3,971

The principal maturities of debt, at nominal value, are as follows:

Debt and Finance Lease Obligations
(in millions)
2021	$90
2022	251
2023	2
2024	701
2025	863
Thereafter	2,218
Total	$4,125
Credit Agreement
Aptiv PLC and its wholly-owned subsidiary Aptiv Corporation entered into a credit agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent (the “Administrative Agent”), under which it maintains senior unsecured credit facilities currently consisting of a term loan (the “Tranche A Term Loan”) and a revolving credit facility of $2 billion (the “Revolving Credit Facility”). The Credit Agreement was entered into in March 2011 and has been subsequently amended and restated on several occasions, most recently on May 1, 2020 (the “May 2020 Amendment”) and June 8, 2020 (the “June 2020 Amendment”). The May 2020 amendment extended the maturity of $1,779 million in principal amount of the Revolving Credit Facility and $298 million in principal amount of the Tranche A Term Loan from August 17, 2021 to August 17, 2022 and increased the leverage ratio maintenance covenant until July 1, 2021 (the “Covenant Relief Period”), unless Aptiv elects to terminate the Covenant Relief Period at an earlier date. Under the terms of the May 2020 Amendment, Aptiv’s consolidated leverage ratio (the ratio of Consolidated Total Indebtedness to Consolidated EBITDA, each as defined in the May 2020 Amendment) is increased from not more than 3.5 to 1.0 to not more than 4.5 to 1.0 during the Covenant Relief Period, and Aptiv is subject to certain additional covenant restrictions during the Covenant Relief Period, including restrictions on Aptiv’s ability to execute repurchases of or pay dividends on its outstanding ordinary shares. The maturity date of the remaining portions of the Revolving Credit Facility and Tranche A Term Loan were not extended and will mature on August 17, 2021. The May 2020 Amendment also required that Aptiv pay amendment fees of $18 million during the year ended December 31, 2020, which is reflected as a financing activity in the consolidated statement of cash flows. The June 2020 Amendment amended the dividends and distributions covenant set forth in the Credit Agreement to permit the payment of dividends on convertible preferred shares in connection with the preferred equity offering as further discussed in Note 15. Shareholders’ Equity and Net Income Per Share.
During the year ended December 31, 2020, Aptiv Global Financing Limited (“AGFL”), a wholly-owned Irish subsidiary of Aptiv PLC, executed a joinder agreement to the Credit Agreement, which allows it to act as a borrower under the Credit Agreement, and a guaranty supplement, under which AGFL guarantees the obligations under the Credit Agreement, subject to certain exceptions set forth in the Credit Agreement.
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
As of December 31, 2020, Aptiv had no amounts outstanding under the Revolving Credit Facility and less than $1 million in letters of credit were issued under the Credit Agreement. Letters of credit issued under the Credit Agreement reduce availability under the Revolving Credit Facility.
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

	December 31, 2020		December 31, 2019
	LIBOR plus	ABR plus	LIBOR plus	ABR plus
Revolving Credit Facility (1)	1.10%	0.10%	1.10%	0.10%
Revolving Credit Facility (2)	1.40%	0.40%	N/A	N/A
Tranche A Term Loan (1)	1.25%	0.25%	1.25%	0.25%
Tranche A Term Loan (2)	1.75%	0.75%	N/A	N/A
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
The interest rate period with respect to LIBOR interest rate options can be set at one-, two-, three-, or six-months as selected by Aptiv in accordance with the terms of the Credit Agreement (or other period as may be agreed by the applicable lenders). Aptiv may elect to change the selected interest rate option in accordance with the provisions of the Credit Agreement. As of December 31, 2020, Aptiv selected the one-month LIBOR interest rate option on the Tranche A Term Loan, and the rate effective as of December 31, 2020, as detailed in the table below, was based on the Company’s current credit rating and the Applicable Rate for the Credit Agreement:

		Borrowings as of
		December 31, 2020	Rates effective as of
	Applicable Rate	(in millions)	December 31, 2020
Tranche A Term Loan (1)	LIBOR plus 1.25%	$49	1.44%
Tranche A Term Loan (2)	LIBOR plus 1.75%	$272	1.94%
(1)Applicable to principal balances under the Credit Agreement which were not extended as part of the May 2020 Amendment as described above.
(2)Applicable to principal balances under the Credit Agreement which were extended as part of the May 2020 Amendment as described above.
Borrowings under the Credit Agreement are prepayable at Aptiv’s option without premium or penalty.
The Credit Agreement contains certain covenants that limit, among other things, the Company’s (and the Company’s subsidiaries’) ability to incur certain additional indebtedness or liens or to dispose of substantially all of its assets. In addition, the Credit Agreement requires that the Company maintain a consolidated leverage ratio (the ratio of Consolidated Total Indebtedness to Consolidated EBITDA, each as defined in the Credit Agreement) of not more than 3.5 to 1.0, which was increased to not more than 4.5 to 1.0 until July 1, 2021 under the May 2020 Amendment. The Credit Agreement also contains events of default customary for financings of this type. The Company was in compliance with the Credit Agreement covenants as of December 31, 2020.
As of December 31, 2020, all obligations under the Credit Agreement were borrowed by Aptiv Corporation and jointly and severally guaranteed by its direct and indirect parent companies, subject to certain exceptions set forth in the Credit Agreement.
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
On March 14, 2019, Aptiv PLC issued $650 million in aggregate principal amount of senior unsecured notes in a transaction registered under the Securities Act, comprised of $300 million of 4.35% senior unsecured notes due March 15, 2029 (the “4.35% Senior Notes”) and $350 million of 5.40% senior unsecured notes due March 15, 2049 (the “5.40% Senior Notes”) (collectively, the “2019 Senior Notes”). The 4.35% Senior Notes were priced at 99.879% of par, resulting in a yield to maturity of 4.365%, and the 5.40% Senior Notes were priced at 99.558% of par, resulting in a yield to maturity of 5.430%. The proceeds were utilized to redeem the 3.15% Senior Notes. Aptiv incurred approximately $7 million of issuance costs in connection with the 2019 Senior Notes. Interest on the 2019 Senior Notes is payable semi-annually on March 15 and September 15 of each year to holders of record at the close of business on March 1 or September 1 immediately preceding the interest payment date.
Although the specific terms of each indenture governing each series of senior notes vary, the indentures contain certain restrictive covenants, including with respect to Aptiv’s (and Aptiv’s subsidiaries) ability to incur liens, enter into sale and leaseback transactions and merge with or into other entities. As of December 31, 2020, the Company was in compliance with the provisions of all series of the outstanding senior notes.
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

Other Financing
Receivable factoring—During the year ended December 31, 2020, Aptiv entered into a new accounts receivable factoring agreement under which a facility of €450 million is available on a committed basis and will allow for factoring of receivables denominated in both Euros and U.S. dollars (“USD”). This facility replaced Aptiv’s previous €300 million European accounts receivable factoring facility on January 1, 2021. This facility is accounted for as short-term debt and borrowings are subject to the availability of eligible accounts receivable. Collateral is not required related to these trade accounts receivable. The new program is for a term of three years, after which either party can terminate with three months’ notice. Borrowings denominated in Euros under the new facility will bear interest at the three-month Euro Interbank Offered Rate (“EURIBOR”) plus 0.50% and USD borrowings will bear interest at two-month LIBOR plus 0.50%, with borrowings under either denomination carrying a minimum interest rate of 0.20%. Borrowings under the previous facility bore interest at EURIBOR plus 0.42% for borrowings denominated in Euros with a minimum interest rate of 0.42%. As of December 31, 2020, Aptiv had no amounts outstanding on the European accounts receivable factoring facility. As of December 31, 2019, Aptiv had $266 million outstanding on the European accounts receivable factoring facility.
Finance leases and other—As of December 31, 2020 and 2019, approximately $28 million and $33 million, respectively, of other debt primarily issued by certain non-U.S. subsidiaries and finance lease obligations were outstanding.
Interest—Cash paid for interest related to debt outstanding totaled $154 million, $153 million and $134 million for the years ended December 31, 2020, 2019 and 2018, respectively.
Letter of credit facilities—In addition to the letters of credit issued under the Credit Agreement, Aptiv had approximately $2 million and $2 million outstanding through other letter of credit facilities as of December 31, 2020 and 2019, respectively, primarily to support arrangements and other obligations at certain of its subsidiaries.

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
Aptiv sponsors a Supplemental Executive Retirement Program (“SERP”) for those employees who were U.S. executives of the former Delphi Corporation prior to September 30, 2008 and were still U.S. executives of the Company on October 7, 2009, the effective date of the program. This program is unfunded. Executives receive benefits over 5 years after an involuntary or voluntary separation from Aptiv. The SERP is closed to new members.

Funded Status
The amounts shown below reflect the change in the U.S. defined benefit pension obligations during 2020 and 2019.

	Year Ended December 31,
	2020	2019
	(in millions)
Benefit obligation at beginning of year	$11	$18
Interest cost	—	1
Actuarial loss	2	—
Benefits paid	(5)	(8)
Benefit obligation at end of year	8	11
Change in plan assets:
Fair value of plan assets at beginning of year	—	—
Aptiv contributions	5	8
Benefits paid	(5)	(8)
Fair value of plan assets at end of year	—	—
Underfunded status	(8)	(11)
Amounts recognized in the consolidated balance sheets consist of:
Current liabilities	(3)	(4)
Non-current liabilities	(5)	(7)
Total	(8)	(11)
Amounts recognized in accumulated other comprehensive loss consist of (pre-tax):
Actuarial loss	7	7
Total	$7	$7

The amounts shown below reflect the change in the non-U.S. defined benefit pension obligations during 2020 and 2019.

	Year Ended December 31,
	2020	2019
	(in millions)
Benefit obligation at beginning of year	$900	$809
Service cost	18	17
Interest cost	20	25
Actuarial loss	36	79
Benefits paid	(38)	(33)
Impact of curtailments	—	7
Exchange rate movements and other	41	(4)
Benefit obligation at end of year	977	900
Change in plan assets:
Fair value of plan assets at beginning of year	403	362
Actual return on plan assets	40	40
Aptiv contributions	28	30
Benefits paid	(38)	(33)
Exchange rate movements and other	5	4
Fair value of plan assets at end of year	438	403
Underfunded status	(539)	(497)
Amounts recognized in the consolidated balance sheets consist of:
Non-current assets	1	2
Current liabilities	(21)	(25)
Non-current liabilities	(519)	(474)
Total	(539)	(497)
Amounts recognized in accumulated other comprehensive loss consist of (pre-tax):
Actuarial loss	197	188
Prior service cost	5	5
Total	$202	$193
The benefit obligation was impacted by actuarial losses of $36 million and $79 million during the years ended December 31, 2020 and 2019, respectively, primarily due to changes in the discount rates used to measure the benefit obligation.

The projected benefit obligation (“PBO”), accumulated benefit obligation (“ABO”), and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets and with plan assets in excess of accumulated benefit obligations are as follows:

	U.S. Plans		Non-U.S. Plans
	2020	2019	2020	2019
	(in millions) Plans with ABO in Excess of Plan Assets
PBO	$8	$11	$838	$770
ABO	8	11	784	721
Fair value of plan assets at end of year	—	—	314	291
	Plans with Plan Assets in Excess of ABO
PBO	$—	$—	$139	$130
ABO	—	—	113	97
Fair value of plan assets at end of year	—	—	124	112
	Total
PBO	$8	$11	$977	$900
ABO	8	11	897	818
Fair value of plan assets at end of year	—	—	438	403
Benefit costs presented below were determined based on actuarial methods and included the following:

	U.S. Plans
	Year Ended December 31,
	2020	2019	2018
	(in millions)
Interest cost	$—	$1	$1
Amortization of actuarial losses	1	1	1
Net periodic benefit cost	$1	$2	$2

	Non-U.S. Plans
	Year Ended December 31,
	2020	2019	2018
	(in millions)
Service cost	$18	$17	$17
Interest cost	20	25	23
Expected return on plan assets	(17)	(18)	(22)
Settlement loss	1	1	3
Curtailment loss (gain)	—	7	(1)
Amortization of actuarial losses	14	9	13
Other	1	1	—
Net periodic benefit cost	$37	$42	$33
Other postretirement benefit obligations were approximately $1 million and $2 million at December 31, 2020 and 2019, respectively.
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

The principal assumptions used to determine the pension expense and the actuarial value of the projected benefit obligation for the U.S. and non-U.S. pension plans were:
Assumptions used to determine benefit obligations at December 31:

	Pension Benefits
	U.S. Plans		Non-U.S. Plans
	2020	2019	2020	2019
Weighted-average discount rate	1.20%	2.40%	2.21%	2.87%
Weighted-average rate of increase in compensation levels	N/A	N/A	3.64%	3.69%
Assumptions used to determine net expense for years ended December 31:

	Pension Benefits
	U.S. Plans			Non-U.S. Plans
	2020	2019	2018	2020	2019	2018
Weighted-average discount rate	2.40%	3.80%	2.70%	2.87%	3.53%	3.39%
Weighted-average rate of increase in compensation levels	N/A	N/A	N/A	3.69%	3.74%	3.65%
Weighted-average expected long-term rate of return on plan assets	N/A	N/A	N/A	4.68%	4.95%	5.63%
Aptiv selects discount rates by analyzing the results of matching each plan’s projected benefit obligations with a portfolio of high-quality fixed income investments rated AA or higher by Standard and Poor’s or Moody’s.
Aptiv does not have any U.S. pension assets; therefore no U.S. asset rate of return calculation was necessary. The primary funded non-U.S. plans are in the U.K. and Mexico. For the determination of 2020 expense, Aptiv assumed a long-term expected asset rate of return of approximately 4.25% and 7.50% for the U.K. and Mexico, respectively. Aptiv evaluated input from local actuaries and asset managers, including consideration of recent fund performance and historical returns, in developing the long-term rate of return assumptions. The assumptions for the U.K. and Mexico are primarily long-term, prospective rates. To determine the expected return on plan assets, the market-related value of our plan assets is actual fair value.
Aptiv’s pension expense for 2021 is determined at the 2020 year end measurement date. For purposes of analysis, the following table highlights the sensitivity of the Company’ pension obligations and expense to changes in key assumptions:

Change in Assumption	Impact on Pension Expense	Impact on PBO
25 basis point (“bp”) decrease in discount rate	+ $2 million	+ $35 million
25 bp increase in discount rate	- $2 million	- $33 million
25 bp decrease in long-term expected return on assets	+ $1 million	—
25 bp increase in long-term expected return on assets	- $1 million	—
The above sensitivities reflect the effect of changing one assumption at a time. It should be noted that economic factors and conditions often affect multiple assumptions simultaneously and the effects of changes in key assumptions are not necessarily linear. The above sensitivities also assume no changes to the design of the pension plans and no major restructuring programs.

Pension Funding
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

	Projected Pension Benefit Payments
	U.S. Plans	Non-U.S. Plans
	(in millions)
2021	$3	$47
2022	1	39
2023	1	43
2024	1	45
2025	1	47
2026 – 2030	1	282
Aptiv anticipates making pension contributions and benefit payments of approximately $41 million in 2021.
Aptiv sponsors defined contribution plans for certain hourly and salaried employees. Expense related to the contributions for these plans was $17 million, $40 million, and $37 million for the years ended December 31, 2020, 2019 and 2018, respectively.
Plan Assets
Certain pension plans sponsored by Aptiv invest in a diversified portfolio consisting of an array of asset classes that attempts to maximize returns while minimizing volatility. These asset classes include developed market equities, emerging market equities, private equity, global high quality and high yield fixed income, real estate and absolute return strategies.
The fair values of Aptiv’s pension plan assets weighted-average asset allocations at December 31, 2020 and 2019, by asset category, are as follows:

	Fair Value Measurements at December 31, 2020
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Cash	$45	$45	$—	$—
Time deposits	28	—	28	—
Equity mutual funds	33	—	33	—
Bond mutual funds	186	—	186	—
Real estate trust funds	34	—	—	34
Hedge funds	9	—	—	9
Insurance contracts	7	—	—	7
Debt securities	55	55	—	—
Equity securities	41	41	—	—
Total	$438	$141	$247	$50

	Fair Value Measurements at December 31, 2019
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Cash	$21	$21	$—	$—
Time deposits	25	—	25	—
Equity mutual funds	31	—	31	—
Bond mutual funds	174	—	174	—
Real estate trust funds	31	—	—	31
Hedge funds	15	—	—	15
Insurance contracts	7	—	—	7
Debt securities	57	57	—	—
Equity securities	42	42	—	—
Total	$403	$120	$230	$53
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
Debt securities—The fair value of debt securities is determined by direct quoted market prices on regulated financial exchanges.
Equity securities—The fair value of equity securities is determined by direct quoted market prices on regulated financial exchanges.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Real Estate Trust Fund	Hedge Funds	Insurance Contracts
	(in millions)
Beginning balance at January 1, 2019	$24	$21	$6
Actual return on plan assets:
Relating to assets still held at the reporting date	—	(1)	—
Purchases, sales and settlements	6	(6)	—
Foreign currency translation and other	1	1	1
Ending balance at December 31, 2019	$31	$15	$7
Actual return on plan assets:
Relating to assets still held at the reporting date	$1	$(1)	$—
Purchases, sales and settlements	—	(6)	—
Foreign currency translation and other	2	1	—
Ending balance at December 31, 2020	$34	$9	$7

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
Brazil Matters
Aptiv conducts business operations in Brazil that are subject to the Brazilian federal labor, social security, environmental, tax and customs laws, as well as a variety of state and local laws. While Aptiv believes it complies with such laws, they are complex, subject to varying interpretations, and the Company is often engaged in litigation with government agencies regarding the application of these laws to particular circumstances. As of December 31, 2020, the majority of claims asserted against Aptiv in Brazil relate to such litigation. The remaining claims in Brazil relate to commercial and labor litigation with private parties. As of December 31, 2020, claims totaling approximately $105 million (using December 31, 2020 foreign currency rates) have been asserted against Aptiv in Brazil. As of December 31, 2020, the Company maintains accruals for these asserted claims of $20 million (using December 31, 2020 foreign currency rates). The amounts accrued represent claims that are deemed probable of loss and are reasonably estimable based on the Company’s analyses and assessment of the asserted claims and prior experience with similar matters. While the Company believes its accruals are adequate, the final amounts required to resolve these matters could differ materially from the Company’s recorded estimates and Aptiv’s results of operations could be materially affected. The Company estimates the reasonably possible loss in excess of the amounts accrued related to these claims to be zero to $85 million.
Environmental Matters
Aptiv is subject to the requirements of U.S. federal, state, local and non-U.S. environmental and safety and health laws and regulations. As of December 31, 2020 and 2019, the undiscounted reserve for environmental investigation and remediation was approximately $4 million (which was recorded in other long-term liabilities) and $4 million (of which $1 million was recorded in accrued liabilities and $3 million was recorded in other long-term liabilities), respectively. Aptiv cannot ensure that environmental requirements will not change or become more stringent over time or that its eventual environmental remediation costs and liabilities will not exceed the amount of its current reserves. In the event that such liabilities were to significantly exceed the amounts recorded, Aptiv’s results of operations could be materially affected. At December 31, 2020 the difference between the recorded liabilities and the reasonably possible range of potential loss was not material.

14. INCOME TAXES
Income before income taxes and equity income for U.S. and non-U.S. operations are as follows:

	Year Ended December 31,
	2020	2019	2018
	(in millions)
U.S. (loss) income	$(65)	$(1)	$369
Non-U.S. income	2,019	1,127	965
Income before income taxes and equity (loss) income	$1,954	$1,126	$1,334
The provision (benefit) for income taxes is comprised of:

	Year Ended December 31,
	2020	2019	2018
	(in millions)
Current income tax expense (benefit):
U.S. federal	$(53)	$8	$40
Non-U.S.	154	156	214
U.S. state and local	—	1	10
Total current	101	165	264
Deferred income tax expense (benefit), net:
U.S. federal	(14)	(23)	13
Non-U.S.	(37)	(8)	(16)
U.S. state and local	(1)	(2)	(11)
Total deferred	(52)	(33)	(14)
Total income tax provision	$49	$132	$250
Cash paid or withheld for income taxes was $106 million, $189 million and $283 million for the years ended December 31, 2020, 2019 and 2018, respectively.
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

	Year Ended December 31,
	2020	2019	2018
	(in millions)
Notional U.S. federal income taxes at statutory rate	$410	$236	$280
Income taxed at other rates	(339)	(92)	(106)
Change in valuation allowance	10	(18)	(4)
Other change in tax reserves	30	20	36
Intragroup reorganizations	(49)	—	—
Withholding taxes	26	19	28
Tax credits	(16)	(18)	(18)
Change in tax law	(2)	1	26
Other adjustments	(21)	(16)	8
Total income tax expense	$49	$132	$250
Effective tax rate	3%	12%	19%
The Company’s tax rate is affected by the fact that its parent entity was formerly a U.K. resident taxpayer and became an Irish resident taxpayer in April 2018, the tax rates in Ireland, the U.K. and other jurisdictions in which the Company operates, the relative amount of income earned by jurisdiction and the relative amount of losses or income for which no tax benefit or expense was recognized due to a valuation allowance. Included in the non-U.S. income taxed at other rates are tax incentives obtained in various non-U.S. countries, primarily the High and New Technology Enterprise (“HNTE”) status in China, a Free Trade Zone exemption in Honduras and the Special Economic Zone exemption in Turkey, which totaled $5 million in 2020, $19 million in 2019 and $41 million in 2018, as well as tax benefit for income earned, and no tax benefit for losses incurred, in jurisdictions where a valuation allowance has been recorded. The Company currently benefits from tax holidays in various non-U.S. jurisdictions with expiration dates from 2021 through 2041. The income tax benefits attributable to these tax holidays are approximately $1 million (less than $0.01 per share) in 2020, $7 million ($0.03 per share) in 2019 and $7 million ($0.03 per share) in 2018.
The effective tax rate in the year ended December 31, 2020 was impacted by changes in reserves, provision to return adjustments, changes in valuation allowances and the tax impact of certain intragroup reorganizations meant to streamline and simplify the Company’s operating and legal structure, which resulted in the recognition of losses for tax purposes. The effective tax rate was also impacted by the beneficial impact from the gain on the formation of the Motional autonomous driving joint venture. The tax expense associated with the gain was insignificant as Aptiv’s aggregate autonomous driving assets were exempt from capital gains tax in the jurisdiction from which they were sold. The aggregate autonomous driving assets had been acquired, purchased or developed in taxable transactions in prior periods and reflect changes made to the corporate entity operating structure for intellectual property following the Separation of its former Powertrain Systems segment.
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
The Tax Legislation was enacted in the U.S. on December 22, 2017, significantly revising the U.S. corporate income tax by, among other things, lowering corporate income tax rates and imposing a one-time repatriation tax on deemed repatriated earnings of foreign subsidiaries. Pursuant to ASU 2018-05, Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118 (“ASU 2018-05”), the Company recognized the provisional effects of the enactment of the Tax Legislation during the year ended December 31, 2017 for which measurement could be reasonably estimated. Pursuant to ASU 2018-05, adjustments to the provisional amounts recorded by the Company as of December 31, 2017 identified within a subsequent measurement period of up to one year from the enactment date were included, as discussed above, as an adjustment to tax expense in the period the amounts were determined. During 2018, the U.S. Treasury Department and the Internal Revenue Service (“IRS”) issued additional guidance, particularly with respect to computing the transition tax on the untaxed foreign earnings of foreign subsidiaries. As a result, during the year ended December 31, 2018, the Company recorded approximately $30 million to income tax expense as an adjustment to the provisional amounts recorded as of December 31, 2017, primarily related to a reduction of our foreign tax credit as a result of recently issued regulatory guidance. Also as a result of the enactment of the Tax Legislation, the Company reclassified $9 million from accumulated OCI to retained earnings, in accordance with ASU 2018-02, which the Company adopted in the first quarter of 2019. The accounting for the Tax Legislation was finalized in the fourth quarter of 2018, and resulted in no further adjustments beyond the amounts described above.
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

	December 31,
	2020	2019
	(in millions)
Deferred tax assets:
Pension	$106	$95
Employee benefits	29	43
Net operating loss carryforwards	746	993
Warranty and other liabilities	69	72
Operating lease right-of-use assets	77	84
Other	171	149
Total gross deferred tax assets	1,198	1,436
Less: valuation allowances	(832)	(1,075)
Total deferred tax assets (1)	$366	$361
Deferred tax liabilities:
Fixed assets	$57	$48
Tax on unremitted profits of certain foreign subsidiaries	64	56
Intangibles	201	238
Operating lease liabilities	77	84
Total gross deferred tax liabilities	399	426
Net deferred tax liabilities	$(33)	$(65)
(1)Reflects gross amount before jurisdictional netting of deferred tax assets and liabilities.
Deferred tax assets and liabilities are classified as long-term in the consolidated balance sheets. Net deferred tax assets and liabilities are included in the consolidated balance sheets as follows:

	December 31,
	2020	2019
	(in millions)
Long-term assets	$174	$164
Long-term liabilities	(207)	(229)
Total deferred tax liability	$(33)	$(65)
The net deferred tax liability of $33 million as of December 31, 2020 are primarily comprised of deferred tax liabilities in South Korea, Japan, China and Singapore offset by deferred tax asset amounts primarily in Mexico, Germany and the U.K.

Net Operating Loss and Tax Credit Carryforwards
As of December 31, 2020, the Company has gross deferred tax assets of approximately $742 million for non-U.S. net operating loss (“NOL”) carryforwards with recorded valuation allowances of $693 million. These NOL’s are available to offset future taxable income and realization is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards. The NOL’s primarily relate to Luxembourg, Germany, Poland, the U.K. and France. The NOL carryforwards have expiration dates ranging from one year to an indefinite period.
Deferred tax assets include $93 million and $75 million of tax credit carryforwards with recorded valuation allowances of $86 million and $71 million at December 31, 2020 and 2019, respectively. These tax credit carryforwards expire at various times from 2021 through 2040.
Cumulative Undistributed Foreign Earnings
No income taxes have been provided on indefinitely reinvested earnings of certain foreign subsidiaries at December 31, 2020.
Withholding taxes of $64 million have been accrued on undistributed earnings that are not indefinitely reinvested and are primarily related to China, Honduras, Morocco and Turkey. There are no other material liabilities for income taxes on the undistributed earnings of foreign subsidiaries, as the Company has concluded that such earnings are either indefinitely reinvested or should not give rise to additional income tax liabilities as a result of the distribution of such earnings.
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
A reconciliation of the gross change in the unrecognized tax benefits balance, excluding interest and penalties is as follows:

	Year Ended December 31,
	2020	2019	2018
	(in millions)
Balance at beginning of year	$217	$209	$224
Additions related to current year	35	20	33
Additions related to prior years	31	51	65
Reductions related to prior years	(20)	(46)	(19)
Reductions due to expirations of statute of limitations	(28)	(11)	(78)
Settlements	(4)	(6)	(16)
Balance at end of year	$231	$217	$209
A portion of the Company’s unrecognized tax benefits would, if recognized, reduce its effective tax rate. The remaining unrecognized tax benefits relate to tax positions that, if recognized, would result in an offsetting change in valuation allowance and for which only the timing of the benefit is uncertain. Recognition of these tax benefits would reduce the Company’s effective tax rate only through a reduction of accrued interest and penalties. As of December 31, 2020 and 2019, the amounts of unrecognized tax benefit that would reduce the Company’s effective tax rate were $213 million and $200 million, respectively. For the year ended December 31, 2019, the Company recorded approximately $26 million of additional reserves for uncertain tax positions, primarily related to prior year net operating loss and other carryforwards on which full valuation allowances have been recorded. For 2020 and 2019, respectively, $103 million and $52 million of reserves for uncertain tax positions would be offset by the write-off of a related deferred tax asset, if recognized.
The Company recognizes interest and penalties relating to unrecognized tax benefits as part of income tax expense. Total accrued liabilities for interest and penalties were $25 million and $14 million at December 31, 2020 and 2019, respectively. Total interest and penalties recognized as part of income tax expense was a $13 million expense, a $7 million expense and a $7 million benefit for the years ended December 31, 2020, 2019 and 2018, respectively.
The Company files tax returns in multiple jurisdictions and is subject to examination by taxing authorities throughout the world. Taxing jurisdictions significant to Aptiv include Barbados, China, Germany, Ireland, Luxembourg, Mexico, South Korea, the U.K. and the U.S. Open tax years related to these taxing jurisdictions remain subject to examination and could result in additional tax liabilities. In general, the Company’s affiliates are no longer subject to income tax examinations by foreign tax authorities for years before 2002. It is reasonably possible that audit settlements, the conclusion of current examinations or the expiration of the statute of limitations in several jurisdictions could impact the Company’s unrecognized tax benefits. A reversal of approximately $5 million is reasonably possible in the next 12 months, due to the running of statutes of limitations in various taxing jurisdictions.

15. SHAREHOLDERS’ EQUITY AND NET INCOME PER SHARE
Public Equity Offering
In June 2020, the Company completed the underwritten public offering of approximately 15.1 million ordinary shares at a price of $75.91 per share (the “Ordinary Share Offering”), resulting in net proceeds of approximately $1,115 million, after deducting expenses and the underwriters’ discount of $35 million. Simultaneously, the Company completed the underwritten public offering of 11.5 million 5.50% Mandatory Convertible Preferred Shares, Series A, $0.01 par value per share (the “MCPS”) with a liquidation preference of $100 per share (the “MCPS Offering”), resulting in net proceeds of approximately $1,115 million, after deducting expenses and the underwriters’ discount of $35 million. The Company intends to use the net proceeds from the Ordinary Share Offering and MCPS Offering for general corporate purposes, which may include funding potential future investments (including acquisitions), capital expenditures, working capital, repayment of outstanding indebtedness and the satisfaction of other obligations.
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
Net Income Per Share
Basic net income per share is computed by dividing net income attributable to ordinary shareholders by the weighted average number of ordinary shares outstanding during the period. Diluted net income per share reflects the weighted average dilutive impact of all potentially dilutive securities from the date of issuance and is computed using the treasury stock and if-converted methods. The if-converted method is used to determine if the impact of the conversion of the MCPS into ordinary shares is more dilutive than the MCPS dividends to net income per share. If so, the MCPS are assumed to have been converted at the later of the beginning of the period or the time of issuance, and the resulting ordinary shares are included in the denominator and the MCPS dividends are added back to the numerator. Unless otherwise noted, share and per share amounts included in these notes are on a diluted basis. For the year ended December 31, 2020, the calculation of net income per share includes the dilutive impacts of the MCPS under the if-converted method. For all periods presented, the calculation of net income per share also contemplates the dilutive impacts, if any, of the Company’s share-based compensation plans. Refer to Note 21. Share-Based Compensation for additional information.

Weighted Average Shares
The following table illustrates net income per share attributable to ordinary shareholders and the weighted average shares outstanding used in calculating basic and diluted income per share:

	Year Ended December 31,
	2020	2019	2018
	(in millions, except per share data)
Numerator, basic:
Net income attributable to ordinary shareholders	$1,769	$990	$1,067
Numerator, diluted:
Net income attributable to Aptiv	$1,804	$990	$1,067
Denominator:
Weighted average ordinary shares outstanding, basic	263.43	256.81	264.41
Dilutive shares related to RSUs	0.44	0.58	0.81
Weighted average MCPS converted shares (1)	6.83	—	—
Weighted average ordinary shares outstanding, including dilutive shares	270.70	257.39	265.22

Net income per share attributable to ordinary shareholders:
Basic	$6.72	$3.85	$4.04
Diluted	$6.66	$3.85	$4.02
(1)The Company has excluded the impact of the MCPS dividends for the year ended December 31, 2020, as the assumed conversion of the MCPS into ordinary shares on a weighted average basis was more dilutive than the impact of the MCPS dividends.
Share Repurchase Programs
In April 2016, the Board of Directors authorized a share repurchase program of up to $1.5 billion of ordinary shares, which commenced in September 2016. This share repurchase program provides for share purchases in the open market or in privately negotiated transactions, depending on share price, market conditions and other factors, as determined by the Company.
A summary of the ordinary shares repurchased during the years ended December 31, 2020, 2019 and 2018 is as follows:

	Year Ended December 31,
	2020	2019	2018
Total number of shares repurchased	1,059,075	5,387,533	6,530,369
Average price paid per share	$53.73	$77.93	$76.44
Total (in millions)	$57	$420	$499

As of December 31, 2020, approximately $13 million of share repurchases remained available under the April 2016 share repurchase program, which is in addition to the previously announced additional share repurchase program of up to $2.0 billion. This program, which will commence following the completion of the April 2016 share repurchase program, provides for share purchases in the open market or in privately negotiated transactions, depending on share price, market conditions and other factors, as determined by the Company. All repurchased shares were retired, and are reflected as a reduction of ordinary share capital for the par value of the shares, with the excess applied as reductions to additional paid-in-capital and retained earnings.
Although both the April 2016 and this new share repurchase program remain authorized, the Company is restricted from executing further share repurchases under the terms of the May 2020 Amendment to the Credit Agreement for as long as the Covenant Relief Period remains in effect, as further described in Note 11. Debt. Furthermore, in order to preserve liquidity during the COVID-19 pandemic crisis, the Company does not anticipate executing further share repurchases until such time as the global economic uncertainties and business impacts resulting from the pandemic have abated.

Dividends
The Company has declared and paid cash dividends per ordinary and preferred share during the periods presented as follows:

	Ordinary Shares		Preferred Shares
	Dividend	Amount	Dividend	Amount
	Per Share	(in millions)	Per Share	(in millions)
2020:
Fourth quarter	$—	$—	$1.38	$16
Third quarter	—	—	1.42	16
Second quarter	—	—	—	—
First quarter	0.22	56	—	—
Total	$0.22	$56	$2.80	$32
2019:
Fourth quarter	$0.22	$56	$—	$—
Third quarter	0.22	56	—	—
Second quarter	0.22	57	—	—
First quarter	0.22	57	—	—
Total	$0.88	$226	$—	$—
Under the terms of the May 2020 Amendment to the Credit Agreement, the Company is restricted from the payment of further ordinary share cash dividends for as a long as the Covenant Relief Period remains in effect, as further described in Note 11. Debt. Additionally, the Company does not anticipate making further ordinary share cash dividend payments, until such time as the global economic uncertainties and business impacts resulting from the COVID-19 pandemic have abated.

16. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The changes in accumulated other comprehensive income (loss) attributable to Aptiv (net of tax) are shown below.

	Year Ended December 31,
	2020	2019	2018
	(in millions)
Foreign currency translation adjustments:
Balance at beginning of year	$(597)	$(555)	$(369)
Aggregate adjustment for the year (1)	152	(42)	(186)
Balance at end of year	(445)	(597)	(555)

Gains (losses) on derivatives:
Balance at beginning of year	$13	$(35)	$4
Other comprehensive income (loss) before reclassifications (net tax effect of $0 million, $0 million and $3 million)	6	50	(36)
Reclassification to income (net tax effect of $0 million, $0 million and $3 million)	21	6	(3)
Adoption of ASU 2018-02	—	(8)	—
Balance at end of year	40	13	(35)

Pension and postretirement plans:
Balance at beginning of year	$(135)	$(104)	$(106)
Other comprehensive loss before reclassifications (net tax effect of $7 million, $17 million and $3 million)	(18)	(37)	(11)
Reclassification to income (net tax effect of $3 million, $3 million and $2 million)	13	7	13
Adoption of ASU 2018-02	—	(1)	—
Balance at end of year	(140)	(135)	(104)

Accumulated other comprehensive loss, end of year	$(545)	$(719)	$(694)
(1)Includes $132 million of losses, $29 million of gains and $67 million of gains for the years ended December 31, 2020, 2019 and 2018, respectively, related to non-derivative net investment hedges. Refer to Note 17. Derivatives and Hedging Activities for further description of these hedges.

Reclassifications from accumulated other comprehensive income (loss) to income were as follows:

Reclassification Out of Accumulated Other Comprehensive Income (Loss)
Details About Accumulated Other Comprehensive Income Components	Year Ended December 31,			Affected Line Item in the Statement of Operations
	2020	2019	2018
	(in millions)
Gains (losses) on derivatives:
Commodity derivatives	$(7)	$(15)	$14	Cost of sales
Foreign currency derivatives	(14)	9	(14)	Cost of sales
	(21)	(6)	—	Income before income taxes
	—	—	3	Income tax expense
	(21)	(6)	3	Net income
	—	—	—	Net income attributable to noncontrolling interest
	$(21)	$(6)	$3	Net income attributable to Aptiv

Pension and postretirement plans:
Actuarial loss	$(16)	$(10)	$(14)	Other income, net (1)
Settlement loss	—	—	(2)	Other income, net (1)
Curtailment gain	—	—	1	Other income, net (1)
	(16)	(10)	(15)	Income before income taxes
	3	3	2	Income tax expense
	(13)	(7)	(13)	Net income
	—	—	—	Net income attributable to noncontrolling interest
	$(13)	$(7)	$(13)	Net income attributable to Aptiv

Total reclassifications for the year	$(34)	$(13)	$(10)
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
As of December 31, 2020, the Company had the following outstanding notional amounts related to commodity and foreign currency forward and option contracts designated as cash flow hedges that were entered into to hedge forecasted exposures:

Commodity	Quantity Hedged	Unit of Measure	Notional Amount (Approximate USD Equivalent)
	(in thousands)		(in millions)
Copper	62,292	pounds	$220

Foreign Currency	Quantity Hedged	Unit of Measure	Notional Amount (Approximate USD Equivalent)
	(in millions)
Mexican Peso	16,019	MXN	$805
Chinese Yuan Renminbi	2,319	RMB	355
Euro	155	EUR	190
Polish Zloty	530	PLN	140
As of December 31, 2020, Aptiv has entered into derivative instruments to hedge cash flows extending out to December 2022.
Gains and losses on derivatives qualifying as cash flow hedges are recorded in accumulated OCI, to the extent that hedges are effective, until the underlying transactions are recognized in earnings. Unrealized amounts in accumulated OCI will fluctuate based on changes in the fair value of hedge derivative contracts at each reporting period. Net gains on cash flow hedges included in accumulated OCI as of December 31, 2020 were $62 million (approximately $62 million, net of tax). Of this total, approximately $42 million of gains are expected to be included in cost of sales within the next 12 months and approximately $20 million of gains are expected to be included in cost of sales in subsequent periods. Cash flow hedges are discontinued when Aptiv determines it is no longer probable that the originally forecasted transactions will occur. Cash flows from derivatives used to manage commodity and foreign exchange risks designated as cash flow hedges are classified as operating activities within the consolidated statements of cash flows.
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
Since 2016, the Company has entered into a series of forward contracts, each of which have been designated as net investment hedges of the foreign currency exposure of the Company’s investments in certain Chinese Yuan Renminbi (“RMB”)-denominated subsidiaries. During the years ended December 31, 2020, 2019 and 2018, the Company made net payments of $1 million, zero and $6 million, respectively, at settlement related to these series of forward contracts which matured throughout each respective year. In December 2020, the Company entered into a forward contract with a notional amount of 1.3 billion RMB (approximately $205 million, using December 31, 2020 foreign currency rates), which matures in March 2021. Refer to the tables below for details of the fair value recorded in the consolidated balance sheets and the effects recorded in the consolidated statements of operations and consolidated statements of comprehensive income related to these derivative instruments.
The Company has designated the €700 million 2015 Euro-denominated Senior Notes and the €500 million 2016 Euro-denominated Senior Notes, as more fully described in Note 11. Debt, as net investment hedges of the foreign currency exposure of its investments in certain Euro-denominated subsidiaries. Due to changes in the value of the Euro-denominated debt instruments designated as net investment hedges, during the years ended December 31, 2020 and 2019, $132 million of losses and $29 million of gains, respectively, were recognized within the cumulative translation adjustment component of OCI. Included in accumulated OCI related to these net investment hedges were cumulative losses of $153 million as of December 31, 2020 and $21 million as of December 31, 2019.
Derivatives Not Designated as Hedges
In certain occasions the Company enters into certain foreign currency and commodity contracts that are not designated as hedges. When hedge accounting is not applied to derivative contracts, gains and losses are recorded to other income (expense), net and cost of sales in the consolidated statements of operations.
In conjunction with the acquisition of KUM, as more fully disclosed in Note 20. Acquisitions and Divestitures, in March 2018, the Company entered into forward contracts, requiring no initial net investment, with notional amounts totaling 559 billion South Korean Won (“KRW”) (approximately $520 million using March 1, 2018 foreign currency rates) to hedge portions of the currency risk associated with the cash payment for the acquisition. Pursuant to the requirements of ASC 815, Derivatives and Hedging, the forwards did not qualify as hedges for accounting purposes, and therefore, changes in the fair value of the forwards were recognized in other income (expense), net. During the year ended December 31, 2018, the change in fair value resulted in a pre-tax gain of $4 million, included within other income, net in the consolidated statements of operations. In conjunction with the closing of the acquisition, Aptiv settled the forward contracts in the second quarter of 2018 and received $4 million, which is reflected within investing activities in the consolidated statements of cash flows.
Fair Value of Derivative Instruments in the Balance Sheet
The fair value of derivative financial instruments recorded in the consolidated balance sheets as of December 31, 2020 and 2019 are as follows:

	Asset Derivatives		Liability Derivatives		Net Amounts of Assets and (Liabilities) Presented in the Balance Sheet
	Balance Sheet Location	December 31, 2020	Balance Sheet Location	December 31, 2020	December 31, 2020
	(in millions)
Derivatives designated as cash flow hedges:
Commodity derivatives	Other current assets	$26	Accrued liabilities	$—
Foreign currency derivatives*	Other current assets	24	Other current assets	5	$19
Foreign currency derivatives*	Accrued liabilities	7	Accrued liabilities	13	(6)
Commodity derivatives	Other long-term assets	9	Other long-term liabilities	—
Foreign currency derivatives*	Other long-term assets	17	Other long-term assets	4	13
Foreign currency derivatives*	Other long-term liabilities	—	Other long-term liabilities	1	(1)
Derivatives designated as net investment hedges:
Foreign currency derivatives	Other current assets	—	Accrued liabilities	2
Total derivatives designated as hedges		$83		$25

Derivatives not designated:
Foreign currency derivatives*	Other current assets	$3	Other current assets	$—	3
Total derivatives not designated as hedges		$3		$—

	Asset Derivatives		Liability Derivatives		Net Amounts of Assets and (Liabilities) Presented in the Balance Sheet
	Balance Sheet Location	December 31, 2019	Balance Sheet Location	December 31, 2019	December 31, 2019
	(in millions)
Derivatives designated as cash flow hedges:
Commodity derivatives	Other current assets	$1	Accrued liabilities	$3
Foreign currency derivatives*	Other current assets	35	Other current assets	6	$29
Commodity derivatives	Other long-term assets	2	Other long-term liabilities	—
Foreign currency derivatives*	Other long-term assets	8	Other long-term assets	2	6
Total derivatives designated as hedges		$46		$11

Derivatives not designated:
Foreign currency derivatives*	Accrued liabilities	$—	Accrued liabilities	$1	(1)
Total derivatives not designated as hedges		$—		$1
* Derivative instruments within this category are subject to master netting arrangements and are presented on a net basis in the consolidated balance sheets in accordance with accounting guidance related to the offsetting of amounts related to certain contracts.

The fair value of Aptiv’s derivative financial instruments was in a net asset position as of December 31, 2020 and 2019.
Effect of Derivatives on the Statements of Operations and Statements of Comprehensive Income
The pre-tax effect of derivative financial instruments in the consolidated statements of operations and consolidated statements of comprehensive income for the years ended December 31, 2020, 2019 and 2018 are as follows:

Year Ended December 31, 2020	Gain (Loss) Recognized in OCI	Loss Reclassified from OCI into Income
	(in millions)
Derivatives designated as cash flow hedges:
Commodity derivatives	$31	$(7)
Foreign currency derivatives	(23)	(14)
Derivatives designated as net investment hedges:
Foreign currency derivatives	(2)	—
Total	$6	$(21)

Gain Recognized in Income
(in millions)
Derivatives not designated:
Foreign currency derivatives	$—
Total	$—

Year Ended December 31, 2019	Gain (Loss) Recognized in OCI	(Loss) Gain Reclassified from OCI into Income
	(in millions)
Derivatives designated as cash flow hedges:
Commodity derivatives	$7	$(15)
Foreign currency derivatives	44	9
Derivatives designated as net investment hedges:
Foreign currency derivatives	(1)	—
Total	$50	$(6)

Gain Recognized in Income
(in millions)
Derivatives not designated:
Foreign currency derivatives	$1
Total	$1

Year Ended December 31, 2018	(Loss) Gain Recognized in OCI	Gain (Loss) Reclassified from OCI into Income
	(in millions)
Derivatives designated as cash flow hedges:
Commodity derivatives	$(45)	$14
Foreign currency derivatives	14	(14)
Derivatives designated as net investment hedges:
Foreign currency derivatives	(2)	—
Total	$(33)	$—

Gain Recognized in Income
(in millions)
Derivatives not designated:
Foreign currency derivatives	$2
Total	$2
The gain or loss recognized in income for designated and non-designated derivative instruments was recorded to cost of sales and other income (expense), net in the consolidated statements of operations for the years ended December 31, 2020, 2019 and 2018.

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
Aptiv uses the following fair value hierarchy prescribed by U.S. GAAP, which prioritizes the inputs used to measure fair value as follows:
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

As of December 31, 2020 and 2019, Aptiv was in a net derivative asset position of $61 million and $34 million, respectively, and no significant adjustments were recorded for nonperformance risk based on the application of peer companies’ CDS rates, evaluation of our own nonperformance risk and because Aptiv’s exposures were to counterparties with investment grade credit ratings. Refer to Note 17. Derivatives and Hedging Activities for further information regarding derivatives.
Contingent consideration—The liability for contingent consideration is estimated as of the date of the acquisition and is recorded as part of the purchase price, and is subsequently re-measured to fair value at each reporting date, based on a probability-weighted analysis using a rate that reflects the uncertainty surrounding the expected outcomes, which the Company believes is appropriate and representative of market participant assumptions. The measurement of the liability for contingent consideration is based on significant inputs that are not observable in the market, and is therefore classified as a Level 3 measurement in accordance with ASC Topic 820-10-35. Examples of utilized unobservable inputs are estimated future earnings or milestone achievements of the acquired businesses and applicable discount rates. The estimate of the liability may fluctuate if there are changes in the actual or forecasted inputs utilized or in the discount rates used to determine the present value of contingent future cash flows. The Company regularly reviews these assumptions, and makes adjustments to the fair value measurements as required by facts and circumstances. As of December 31, 2020, the Company has determined that all earn-out provisions have been achieved under existing agreements.
As of December 31, 2020 and 2019, the liability for contingent consideration was $52 million (classified within current liabilities) and $51 million (of which $16 million was classified within other current liabilities and $35 million was classified within other long-term liabilities), respectively, representing the maximum required amounts to be paid under existing agreements. Adjustments to this liability for interest accretion are recognized in interest expense, and any other changes in the fair value of this liability are recognized within other income (expense), net in the consolidated statements of operations.
The changes in the contingent consideration liability classified as a Level 3 measurement for the years ended December 31, 2020 and 2019 were as follows:

	Year Ended December 31,
	2020	2019
	(in millions)
Fair value at beginning of year	$51	$49
Interest accretion	1	2
Fair value at end of year	$52	$51
In accordance with existing agreements, the Company was required to deposit $32 million related to the contingent consideration liability into an escrow account (of which $16 million was deposited in the second quarter of 2019 and $16 million was deposited in the first quarter of 2020). Accordingly, $32 million and $16 million were classified as restricted cash in the consolidated balance sheets as of December 31, 2020 and 2019, respectively. The remaining portion of the contingent consideration liability is required to be deposited into the escrow account in the first quarter of 2021 and all amounts are anticipated to be released from the escrow account in the fourth quarter of 2021.
As of December 31, 2020 and 2019, Aptiv had the following assets measured at fair value on a recurring basis:

	Total	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
	(in millions)
As of December 31, 2020
Commodity derivatives	$35	$—	$35	$—
Foreign currency derivatives	35	—	35	—
Total	$70	$—	$70	$—
As of December 31, 2019
Commodity derivatives	$3	$—	$3	$—
Foreign currency derivatives	35	—	35	—
Total	$38	$—	$38	$—

As of December 31, 2020 and 2019, Aptiv had the following liabilities measured at fair value on a recurring basis:

	Total	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
	(in millions)
As of December 31, 2020
Foreign currency derivatives	$9	$—	$9	$—
Contingent consideration	52	—	—	52
Total	$61	$—	$9	$52
As of December 31, 2019
Commodity derivatives	$3	$—	$3	$—
Foreign currency derivatives	1	—	1	—
Contingent consideration	51	—	—	51
Total	$55	$—	$4	$51
Non-derivative financial instruments—Aptiv’s non-derivative financial instruments include cash and cash equivalents, accounts and notes receivable, accounts payable, as well as debt, which consists of its accounts receivable factoring arrangement, finance leases and other debt issued by Aptiv’s non-U.S. subsidiaries, the Revolving Credit Facility, the Tranche A Term Loan and all series of outstanding senior notes. The fair value of debt is based on quoted market prices for instruments with public market data or significant other observable inputs for instruments without a quoted public market price (Level 2). As of December 31, 2020 and 2019, total debt was recorded at $4,101 million and $4,364 million, respectively, and had estimated fair values of $4,490 million and $4,593 million, respectively. For all other financial instruments recorded as of December 31, 2020 and 2019, fair value approximates book value.
Fair Value Measurements on a Nonrecurring Basis
In addition to items that are measured at fair value on a recurring basis, Aptiv also has items in its balance sheet that are measured at fair value on a nonrecurring basis. As these items are not measured at fair value on a recurring basis, they are not included in the tables above. Nonfinancial assets and liabilities that are measured at fair value on a nonrecurring basis include certain long-lived assets, assets held for sale, equity investments, intangible assets, asset retirement obligations, share-based compensation and liabilities for exit or disposal activities measured at fair value upon initial recognition. During the years ended December 31, 2020, 2019 and 2018, Aptiv recorded non-cash asset impairment charges totaling $10 million, $3 million and $4 million, respectively, within cost of sales related to declines in the fair values of certain fixed assets. During the years ended December 31, 2019 and 2018, Aptiv recorded non-cash asset impairment charges totaling $8 million and $30 million respectively, within amortization related to declines in the fair values of certain intangible assets. Fair value of long-lived and intangible assets is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved and a review of appraisals or other market indicators and management estimates. As such, Aptiv has determined that the fair value measurements of long-lived and intangible assets fall in Level 3 of the fair value hierarchy.

19. OTHER INCOME, NET
Other income (expense), net included:

	Year Ended December 31,
	2020	2019	2018
	(in millions)
Interest income	$8	$13	$21
Loss on extinguishment of debt	—	(6)	—
Loss on modification of debt	(4)	—	—
Components of net periodic benefit cost other than service cost	(20)	(27)	(18)
Costs associated with acquisitions	—	(5)	(14)
Change in fair value of equity investments (Note 5)	10	19	—
Contingent consideration liability fair value adjustment	—	—	(23)
Other, net	6	20	36
Other income, net	$—	$14	$2
As further discussed in Note 5. Investments in Affiliates, during the year ended December 31, 2020, Aptiv recorded a pre-tax unrealized gain of $10 million related to increases in fair value of its equity investments without readily determinable fair values. Also, as further discussed in Note 11. Debt, during the year ended December 31, 2020, Aptiv recorded a loss on debt modification of $4 million, in conjunction with the May 2020 Amendment to the Credit Agreement.
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
During the year ended December 31, 2018, Aptiv incurred approximately $18 million in transaction costs related to the acquisitions of KUM and Winchester and, as further discussed in Note 17. Derivatives and Hedging Activities, recorded a gain of $4 million on forward contracts entered into in order to hedge portions of the currency risk associated with the cash payment for the acquisition of KUM, which are reflected within costs associated with acquisitions in the above table. Additionally, during the year ended December 31, 2018, Aptiv recorded $11 million for certain fees earned pursuant to the transition services agreement in connection with the Separation of the Company’s former Powertrain Systems segment.

20. ACQUISITIONS AND DIVESTITURES
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
The acquisition was accounted for as a business combination, with the total purchase price allocated on a preliminary basis using information available, in the fourth quarter of 2019. The purchase price and related allocation were finalized in the fourth quarter of 2020, and resulted in minor adjustments from the amounts previously disclosed. These adjustments were not significant for any period presented after the acquisition date. The final purchase price and related allocation to the acquired net assets of gabocom based on their estimated fair values is shown below (in millions):
Assets acquired and liabilities assumed

Purchase price, cash consideration, net of cash acquired	$311

Property, plant and equipment	$25
Intangible assets	75
Other liabilities, net	(10)
Identifiable net assets acquired	90
Goodwill resulting from purchase	221
Total purchase price allocation	$311
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

21. SHARE-BASED COMPENSATION
Long Term Incentive Plan
The PLC LTIP allows for the grant of awards of up to 25,665,448 ordinary shares for long-term compensation. The PLC LTIP is designed to align the interests of management and shareholders. The awards can be in the form of shares, options, stock appreciation rights, restricted stock, RSUs, performance awards, and other share-based awards to the employees, directors, consultants and advisors of the Company. The Company has awarded annual long-term grants of RSUs under the PLC LTIP in order to align management compensation with Aptiv’s overall business strategy. In addition, the Company has competitive and market-appropriate ownership requirements for its directors and officers. All of the RSUs granted under the PLC LTIP are eligible to receive dividend equivalents for any dividend paid from the grant date through the vesting date. Dividend equivalents are generally paid out in ordinary shares upon vesting of the underlying RSUs. Historical amounts disclosed within this note include amounts attributable to the Company’s discontinued operations, unless otherwise noted, and for activity prior to December 4, 2017 represent awards based on shares of Delphi Automotive PLC.
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
Executive Awards
Aptiv has made annual grants of RSUs to its executives in February of each year. These awards include a time-based vesting portion and a performance-based vesting portion, as well as continuity awards in certain years. The time-based RSUs, which make up 25% of the awards for Aptiv’s officers and 50% for Aptiv’s other executives, vest ratably over three years beginning on the first anniversary of the grant date. The performance-based RSUs, which make up 75% of the awards for Aptiv’s officers and 50% for Aptiv’s other executives, vest at the completion of a three-year performance period if certain targets are met. Each executive will receive between 0% and 200% of his or her target performance-based award based on the Company’s performance against established company-wide performance metrics, which are:

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
As a result of the impacts of the COVID-19 pandemic on the Company’s industry and operations, during the fourth quarter of 2020 the financial performance targets associated with February 2018, 2019 and 2020 executive performance grants were modified, which impacted approximately 300 award recipients and resulted in the recognition of approximately $22 million of incremental compensation expense during the year ended December 31, 2020.
A summary of RSU activity, including award grants, vesting and forfeitures is provided below:

	RSUs	Weighted Average Grant Date Fair Value
	(in thousands)
Nonvested, January 1, 2018	1,807	$68.66
Granted	1,242	87.08
Vested	(968)	65.83
Forfeited	(202)	77.64
Nonvested, December 31, 2018	1,879	81.24
Granted	1,363	83.93
Vested	(1,131)	70.78
Forfeited	(289)	83.97
Nonvested, December 31, 2019	1,822	89.32
Granted	934	99.14
Vested	(773)	98.90
Forfeited	(197)	82.93
Nonvested, December 31, 2020	1,786	102.95
As of December 31, 2020, there were approximately 282,000 Aptiv performance-based RSUs, with a weighted average grant date fair value of $130.76, that were vested but not yet distributed.
Aptiv recognized compensation expense of $60 million ($60 million, net of tax), $66 million ($65 million, net of tax) and $58 million ($57 million net of tax) based on the Company’s best estimate of ultimate performance against the respective targets during the years ended December 31, 2020, 2019 and 2018, respectively. Aptiv will continue to recognize compensation expense, based on the grant date and modification date fair value of the awards applied to the Company’s best estimate of ultimate performance against the respective targets, over the requisite vesting periods of the awards. Based on the grant date fair value of the awards and the Company’s best estimate of ultimate performance against the respective targets as of December 31, 2020, unrecognized compensation expense on a pre-tax basis of approximately $130 million is anticipated to be recognized over a weighted average period of approximately 2 years. For the years ended December 31, 2020, 2019 and 2018, respectively, approximately $33 million, $34 million and $35 million of cash was paid and reflected as a financing activity in the statements of cash flows related to the tax withholding for vested RSUs.

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
Included below are sales and operating data for Aptiv’s segments for the years ended December 31, 2020, 2019 and 2018, as well as balance sheet data as of December 31, 2020 and 2019.

	Signal and Power Solutions	Advanced Safety and User Experience	Eliminations and Other (1)	Total
	(in millions)
For the Year Ended December 31, 2020:
Net sales	$9,522	$3,573	$(29)	$13,066
Depreciation and amortization	$588	$176	$—	$764
Adjusted operating income	$762	$105	$—	$867
Operating income (2)	$656	$1,462	$—	$2,118
Equity income (loss), net of tax	$15	$(98)	$—	$(83)
Net income attributable to noncontrolling interest	$18	$—	$—	$18
Capital expenditures	$355	$173	$56	$584

	Signal and Power Solutions	Advanced Safety and User Experience	Eliminations and Other (1)	Total
	(in millions)
For the Year Ended December 31, 2019:
Net sales	$10,302	$4,092	$(37)	$14,357
Depreciation and amortization	$538	$179	$—	$717
Adjusted operating income	$1,274	$274	$—	$1,548
Operating income (3)	$1,124	$152	$—	$1,276
Equity income, net of tax	$15	$—	$—	$15
Net income attributable to noncontrolling interest	$19	$—	$—	$19
Capital expenditures	$495	$250	$36	$781

	Signal and Power Solutions	Advanced Safety and User Experience	Eliminations and Other (1)	Total
	(in millions)
For the Year Ended December 31, 2018:
Net sales	$10,402	$4,078	$(45)	$14,435
Depreciation and amortization	$490	$186	$—	$676
Adjusted operating income	$1,424	$327	$—	$1,751
Operating income (4)	$1,279	$194	$—	$1,473
Equity income, net of tax	$23	$—	$—	$23
Net income attributable to noncontrolling interest	$40	$—	$—	$40
Capital expenditures	$534	$245	$67	$846
(1)Eliminations and Other includes the elimination of inter-segment transactions. Capital expenditures amounts are attributable to corporate administrative and support functions, including corporate headquarters and certain technical centers.
(2)Includes a pre-tax gain in 2020 of $1.4 billion within Advanced Safety and User Experience for the completion of the Motional autonomous driving joint venture. Refer to Note 24. Held for Sale for additional information. Also, includes charges recorded in 2020 related to costs associated with employee termination benefits and other exit costs of $90 million for Signal and Power Solutions and $46 million for Advanced Safety and User Experience.
(3)Includes charges recorded in 2019 related to costs associated with employee termination benefits and other exit costs of $104 million for Signal and Power Solutions and $44 million for Advanced Safety and User Experience.
(4)Includes charges recorded in 2018 related to costs associated with employee termination benefits and other exit costs of $90 million for Signal and Power Solutions and $19 million for Advanced Safety and User Experience.

	Signal and Power Solutions	Advanced Safety and User Experience	Eliminations and Other (1)	Total
	(in millions)
Balance as of December 31, 2020:
Investment in affiliates (2)	$109	$1,902	$—	$2,011
Goodwill	$2,553	$27	$—	$2,580
Total segment assets (2)	$13,159	$7,066	$(2,703)	$17,522
Balance as of December 31, 2019:
Investment in affiliates	$106	$—	$—	$106
Goodwill	$2,381	$26	$—	$2,407
Total segment assets	$12,726	$4,988	$(4,255)	$13,459
(1)Eliminations and Other includes the elimination of inter-segment transactions.
(2)Includes $2 billion within Advanced Safety and User Experience for the preliminary fair value of the investment in the Motional autonomous driving joint venture reduced by an equity loss, net of tax, of $98 million for Aptiv’s share of the losses recognized by the joint venture subsequent to its formation in March 2020 for the year ended December 31, 2020. Refer to Note 24. Held for Sale for additional information.

The reconciliation of Adjusted Operating Income to operating income includes, as applicable, restructuring, other acquisition and portfolio project costs (which includes costs incurred to integrate acquired businesses and to plan and execute product portfolio transformation actions, including business and product acquisitions and divestitures), asset impairments, gains (losses) on business divestitures and other transactions and deferred compensation related to acquisitions. The reconciliations of Adjusted Operating Income to net income attributable to Aptiv for the years ended December 31, 2020, 2019 and 2018 are as follows:

	Signal and Power Solutions	Advanced Safety and User Experience	Eliminations and Other	Total
	(in millions)
For the Year Ended December 31, 2020:
Adjusted operating income	$762	$105	$—	$867
Restructuring	(90)	(46)	—	(136)
Other acquisition and portfolio project costs	(12)	(11)	—	(23)
Asset impairments	(4)	(6)	—	(10)
Deferred compensation related to acquisitions	—	(14)	—	(14)
Gain on business divestitures and other transactions	—	1,434	—	1,434
Operating income	$656	$1,462	$—	2,118
Interest expense				(164)
Other income, net				—
Income before income taxes and equity loss				1,954
Income tax expense				(49)
Equity loss, net of tax				(83)
Net income				1,822
Net income attributable to noncontrolling interest				18
Net income attributable to Aptiv				$1,804

	Signal and Power Solutions	Advanced Safety and User Experience	Eliminations and Other	Total
	(in millions)
For the Year Ended December 31, 2019:
Adjusted operating income	$1,274	$274	$—	$1,548
Restructuring	(104)	(44)	—	(148)
Other acquisition and portfolio project costs	(44)	(27)	—	(71)
Asset impairments	(2)	(9)	—	(11)
Deferred compensation related to acquisitions	—	(42)	—	(42)
Operating income	$1,124	$152	$—	1,276
Interest expense				(164)
Other income, net				14
Income before income taxes and equity income				1,126
Income tax expense				(132)
Equity income, net of tax				15
Net income				1,009
Net income attributable to noncontrolling interest				19
Net income attributable to Aptiv				$990

	Signal and Power Solutions	Advanced Safety and User Experience	Eliminations and Other	Total
	(in millions)
For the Year Ended December 31, 2018:
Adjusted operating income	$1,424	$327	$—	$1,751
Restructuring	(90)	(19)	—	(109)
Other acquisition and portfolio project costs	(54)	(24)	—	(78)
Asset impairments	(1)	(33)	—	(34)
Deferred compensation related to acquisitions	—	(57)	—	(57)
Operating income	$1,279	$194	$—	1,473
Interest expense				(141)
Other income, net				2
Income before income taxes and equity income				1,334
Income tax expense				(250)
Equity income, net of tax				23
Net income				1,107
Net income attributable to noncontrolling interest				40
Net income attributable to Aptiv				$1,067
Information concerning principal geographic areas is set forth below. Net sales reflects the manufacturing location and is for the years ended December 31, 2020, 2019 and 2018. Long-lived assets is as of December 31, 2020, 2019 and 2018.

	Year Ended December 31, 2020		Year Ended December 31, 2019		Year Ended December 31, 2018
	Net Sales	Long-Lived Assets (1)	Net Sales	Long-Lived Assets (1)	Net Sales	Long-Lived Assets (1)
	(in millions)
United States (2)	$4,382	$985	$5,308	$1,029	$5,390	$942
Other North America	112	253	136	264	170	206
Europe, Middle East & Africa (3)	4,483	1,440	4,791	1,398	4,689	1,112
Asia Pacific (4)	3,898	953	3,876	970	3,916	869
South America	191	50	246	61	270	50
Total	$13,066	$3,681	$14,357	$3,722	$14,435	$3,179
(1)Includes property, plant and equipment, net of accumulated depreciation and operating lease right-of-use assets of $380 million and $413 million as of December 31, 2020 and 2019, respectively.
(2)Includes net sales and machinery, equipment and tooling that relate to the Company’s maquiladora operations located in Mexico. These assets are utilized to produce products sold to customers located in the U.S.
(3)Includes Aptiv’s country of domicile, Jersey, and the country of Aptiv’s principal executive offices, Ireland. The Company had no sales in Jersey or Ireland in any period. The Company had long-lived assets in Ireland of $94 million, $79 million and $22 million as of December 31, 2020, 2019 and 2018, respectively. The largest portion of net sales in the Europe, Middle East & Africa region was $1,248 million, $1,340 million and $1,398 million in Germany for the years ended December 31, 2020, 2019 and 2018, respectively.
(4)Net sales and long-lived assets in Asia Pacific are primarily attributable to China.

23. QUARTERLY DATA (UNAUDITED)
The following is a condensed summary of the Company’s unaudited quarterly results of operations for fiscal 2020 and 2019.

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,	Total
	(in millions, except per share amounts)
2020
Net sales	$3,226	$1,960	$3,668	$4,212	$13,066
Cost of sales	2,725	1,947	3,021	3,433	11,126
Gross margin (1)	$501	$13	$647	$779	$1,940
Operating income (loss) (2)	$1,619	$(311)	$364	$446	$2,118
Net income (loss) (2) (3)	1,567	(365)	305	315	1,822
Net income (loss) attributable to Aptiv	1,572	(366)	299	299	1,804
Net income (loss) attributable to ordinary shareholders	1,572	(369)	283	283	1,769
Basic net income (loss) per share:
Basic net income (loss) per share attributable to ordinary shareholders (4)	$6.15	$(1.43)	$1.05	$1.05	$6.72
Weighted average number of basic shares outstanding (5)	255.51	258.03	270.03	270.03	263.43
Diluted net income (loss) per share:
Diluted net income (loss) per share attributable to ordinary shareholders (4)	$6.14	$(1.43)	$1.05	$1.04	$6.66
Weighted average number of diluted shares outstanding (5)	255.83	258.21	270.38	270.91	270.70

2019
Net sales	$3,575	$3,627	$3,559	$3,596	$14,357
Cost of sales	2,962	2,958	2,882	2,909	11,711
Gross margin	$613	$669	$677	$687	$2,646
Operating income (6)	$297	$335	$320	$324	$1,276
Net income (7)	245	271	252	241	1,009
Net income attributable to Aptiv	240	274	246	230	990
Net income attributable to ordinary shareholders	240	274	246	230	990
Basic net income per share:
Basic net income (loss) per share attributable to ordinary shareholders (4)	$0.93	$1.07	$0.96	$0.90	$3.85
Weighted average number of basic shares outstanding	259.08	257.02	255.89	255.31	256.81
Diluted net income per share:
Diluted net income (loss) per share attributable to ordinary shareholders (4)	$0.92	$1.07	$0.96	$0.90	$3.85
Weighted average number of diluted shares outstanding	259.55	257.26	256.44	256.36	257.39
(1)In the second quarter of 2020, gross margin was adversely impacted compared to other quarters presented primarily due to the adverse impacts of the COVID-19 pandemic.
(2)In the first quarter of 2020, Aptiv recorded a pre-tax gain of $1.4 billion within Advanced Safety and User Experience for the completion of the Motional autonomous driving joint venture, as further described in Note 24. Held For Sale. In the fourth quarter of 2020, Aptiv recorded incremental compensation expense of $22 million as a result of adjustments made to the financial performance targets associated with the Company’s 2018, 2019 and 2020 executive performance grants due to the impacts of the COVID-19 pandemic, as further described in Note 21. Share-Based Compensation.
(3)In the third quarter of 2020, Aptiv recorded discrete tax benefits of $38 million, primarily due to the tax impact of certain intragroup reorganizations meant to streamline and simplify Aptiv’s operating and legal structure, which resulted in the recognition of losses for tax purposes.
(4)Due to the use of the weighted average shares outstanding for each quarter for computing earnings per share, the sum of the quarterly per share amounts may not equal the per share amount for the year.
(5)In the second quarter of 2020, Aptiv issued 15.1 million ordinary shares and 11.5 million shares of MCPS, as further described in Note 15. Shareholders’ Equity and Net Income Per Share.
(6)In the third quarter of 2019, Aptiv recorded restructuring charges totaling $61 million, which includes employee-related and other costs.

(7)In the first quarter of 2019, Aptiv recorded a pre-tax unrealized gain of $19 million related to increases in fair value of its equity investments without readily determinable fair values, as further described in Note 19. Other Income, Net

24. HELD FOR SALE
Autonomous Driving Joint Venture
On March 26, 2020, Aptiv completed the transaction with Hyundai Motor Group (“Hyundai”) to form a joint venture focused on the design, development and commercialization of autonomous driving technologies. The joint venture operates globally under the Motional brand name. Under the terms of the agreement, Aptiv contributed to the joint venture autonomous driving technology, intellectual property and approximately 700 employees for a 50% ownership interest in the entity. Hyundai contributed to the joint venture approximately $1.6 billion in cash, along with vehicle engineering services, research and development resources and access to intellectual property for a 50% ownership interest in the entity. As a result, subsequent to the closing of the transaction, the joint venture is expected to fund all of its future operating expenses and investments in autonomous driving technologies for the foreseeable future. Consequently, Aptiv is no longer required to fund these investments and expenses, which approximated $180 million for the year ended December 31, 2019 prior to the joint venture formation. Upon closing of the transaction, Aptiv deconsolidated the carrying value of the associated assets and liabilities contributed to the joint venture, previously classified as held for sale, and recognized an asset of approximately $2 billion within investments in affiliates in the consolidated balance sheet, based on the preliminary fair value of its investment in the newly formed joint venture. The Company recognized a pre-tax gain of approximately $1.4 billion in the consolidated statement of operations (approximately $5.32 per diluted share for the year ended December 31, 2020), net of transaction costs of $22 million, based on the difference between the carrying value of its contribution to the joint venture and the preliminary fair value of its investment in the entity. The estimated fair value of Aptiv’s ownership interest in the joint venture was determined primarily based on third-party valuations and management estimates, generally utilizing income and market approaches. Determining the fair value of the joint venture and the underlying assets requires the use of management’s judgment and involves significant estimates and assumptions with respect to the timing and amount of future cash flows, market rate assumptions, projected growth rates and margins, and appropriate discount rates, among other items. The estimated fair value is preliminary and could be revised as a result of additional information obtained or adjustments made due to the completion of independent appraisals and valuations. The effects of this transaction would not materially impact the Company’s reported results for any period presented, and the transaction did not meet the criteria to be reflected as a discontinued operation.
In connection with the closing of the transaction, Aptiv and the entity entered into various agreements to facilitate an orderly transition and to provide a framework for their relationship going forward, which included a transition services agreement. The transition services primarily involve Aptiv providing certain administrative services to the joint venture for a period of up to 24 months after the closing date. These agreements are not material to Aptiv. The Company’s investment in the joint venture is accounted for using the equity method of accounting and Aptiv recognized an equity loss of $98 million, net of tax, during the year ended December 31, 2020. Refer to Note 5. Investments in Affiliates for further information on Aptiv’s equity method investments.
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
The pre-tax losses of Aptiv’s autonomous driving operations being contributed to the joint venture, included within Aptiv’s consolidated operating results, were $41 million, $172 million and $155 million for the years ended December 31, 2020, 2019 and 2018, respectively.

25. REVENUE
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

Disaggregation of Revenue
Revenue generated from Aptiv’s operating segments is disaggregated by primary geographic market in the following tables for the years ended December 31, 2020, 2019 and 2018. Information concerning geographic market reflects the manufacturing location.

For the Year Ended December 31, 2020:	Signal and Power Solutions	Advanced Safety and User Experience	Eliminations and Other	Total

	(in millions)
Geographic Market
North America	$3,527	$970	$(3)	$4,494
Europe, Middle East and Africa	2,869	1,625	(11)	4,483
Asia Pacific	2,935	978	(15)	3,898
South America	191	—	—	191
Total net sales	$9,522	$3,573	$(29)	$13,066

For the Year Ended December 31, 2019:	Signal and Power Solutions	Advanced Safety and User Experience	Eliminations and Other	Total

	(in millions)
Geographic Market
North America	$4,187	$1,260	$(3)	$5,444
Europe, Middle East and Africa	3,045	1,758	(12)	4,791
Asia Pacific	2,828	1,070	(22)	3,876
South America	242	4	—	246
Total net sales	$10,302	$4,092	$(37)	$14,357

For the Year Ended December 31, 2018:	Signal and Power Solutions	Advanced Safety and User Experience	Eliminations and Other	Total

	(in millions)
Geographic Market
North America	$4,232	$1,333	$(5)	$5,560
Europe, Middle East and Africa	3,049	1,652	(12)	4,689
Asia Pacific	2,858	1,085	(27)	3,916
South America	263	8	(1)	270
Total net sales	$10,402	$4,078	$(45)	$14,435
Contract Balances
Consistent with the recognition of production parts revenue at a point in time as title transfers to the customer, Aptiv has no contract assets or contract liabilities balances as of December 31, 2020 and 2019.
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
Costs to Obtain a Contract
From time to time, Aptiv makes payments to customers in conjunction with ongoing business. These payments to customers are generally recognized as a reduction to revenue at the time of the commitment to make these payments. However, certain other payments to customers, or upfront fees, meet the criteria to be considered a cost to obtain a contract as they are directly attributable to a contract, are incremental and management expects the fees to be recoverable. As of December 31, 2020 and 2019, Aptiv has recorded $116 million (of which $30 million was classified within other current assets and $86 million was classified within other long-term assets) and $99 million (of which $20 million was classified within other current assets and $79 million was classified within other long-term assets), respectively, related to these capitalized upfront fees.
Capitalized upfront fees are amortized to revenue based on the transfer of goods and services to the customer for which the upfront fees relate, which typically range from three to five years. There have been no impairment losses in relation to the costs capitalized. The amount of amortization to net sales was $18 million, $11 million and $6 million for the years ended December 31, 2020, 2019 and 2018, respectively.

26. LEASES
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
Related Party Lease Agreement
In connection with the closing of the Motional autonomous driving joint venture, as further discussed in Note 24. Held for Sale, Aptiv agreed to sublease certain office space to Motional, which has a remaining lease term of approximately 8 years as of December 31, 2020. Total income under the agreement was $3 million during the year ended December 31, 2020. The sublease income and Aptiv’s associated operating lease cost are recorded to cost of sales in the consolidated statement of operations. The Company believes the terms of the lease agreement have not significantly been affected by the fact the Company and the lessee are related parties.
The components of lease expense were as follows:

	Year Ended December 31,
	2020	2019

	(in millions)
Lease cost:
Finance lease cost:
Amortization of right-of-use assets	$5	$4
Interest on lease liabilities	1	1
Total finance lease cost	6	5
Operating lease cost	111	114
Short-term lease cost	13	13
Variable lease cost	—	1
Sublease income (1)	(4)	—
Total lease cost	$126	$133
(1)Sublease income excludes rental income from owned properties of $10 million and $11 million for the years ended December 31, 2020 and 2019, respectively, which is included in other income, net.
Operating lease rental expense under ASC Topic 840, Leases, totaled $112 million for the year ended December 31, 2018.

Supplemental cash flow and other information related to leases was as follows:

	Year Ended December 31,
	2020	2019

	(in millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for finance leases	$1	$1
Operating cash flows for operating leases	107	112
Financing cash flows for finance leases	4	3
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$35	$86
Finance leases	1	5
Supplemental balance sheet information related to leases was as follows:

	December 31,
	2020	2019

	(dollars in millions)
Operating leases:
Operating lease right-of-use assets	$380	$413
Accrued liabilities (Note 8)	$100	$94
Long-term operating lease liabilities	300	329
Total operating lease liabilities	$400	$423

Finance leases:
Property and equipment	$31	$30
Less: accumulated depreciation	(13)	(9)
Total property, net	$18	$21
Short-term debt (Note 11)	$4	$4
Long-term debt (Note 11)	14	18
Total finance lease liabilities	$18	$22

Weighted average remaining lease term:
Operating leases	6 years	6 years
Finance leases	6 years	6 years

Weighted average discount rate:
Operating leases	3.25%	3.50%
Finance leases	3.50%	4.00%
Additionally, the Company reclassified $12 million of operating lease right-of-use assets and $13 million of operating lease liabilities as held for sale in the consolidated balance sheet as of December 31, 2019. Refer to Note 24. Held For Sale for further information regarding the Company's assets and liabilities held for sale.

Maturities of lease liabilities were as follows:

	Operating Leases	Finance Leases

	(in millions)
As of December 31, 2020
2021	$111	$6
2022	91	4
2023	69	3
2024	48	2
2025	33	2
Thereafter	87	4
Total lease payments	439	21
Less: imputed interest	(39)	(3)
Total	$400	$18
As of December 31, 2020, the Company has entered into additional operating leases, primarily for real estate, that have not yet commenced of approximately $20 million. These operating leases are anticipated to commence primarily in 2021 with lease terms of approximately 10 years.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Management of the Company, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2020. As defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), disclosure controls and procedures are controls and procedures designed to provide reasonable assurance that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported on a timely basis, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company’s disclosure controls and procedures include components of the Company’s internal control over financial reporting. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2020.

Management’s Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f), for the Company. Under the supervision of the Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020 based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework (2013).” Based on that evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2020.
Ernst & Young LLP has issued an attestation report which is included herein as the Report of Independent Registered Public Accounting Firm under the section headed Financial Statements and Supplementary Data for the year ended December 31, 2020.

Changes in Internal Control Over Financial Reporting
There were no material changes in the Company’s internal control over financial reporting, identified in connection with management’s evaluation of internal control over financial reporting, that occurred during the quarter and year ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information called for by Item 10, as to the audit committee and the audit committee financial expert, is incorporated by reference to the Company’s Definitive Proxy Statement to be filed with the SEC pursuant to Regulation 14A in connection with the Company’s 2021 Annual General Meeting of Shareholders (the “Proxy Statement”) under the headings “Board Practices” and “Board Committees.” The information called for by Item 10, as to executive officers, is set forth under Executive Officers of the Registrant in the Supplementary Item in Part I of this Annual Report on Form 10-K. The information called for by Item 10, as to directors, is incorporated by reference to the Company’s Proxy Statement under the headings “Election of Directors” and “Board Practices.”
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
Information as of December 31, 2020 about the Company’s ordinary shares that may be issued under all of its equity compensation plans is set forth in Part II Item 5 of this Annual Report on Form 10-K.

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
(1) Financial Statements:
(2) Financial Statement Schedule:
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

		Additions
	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Other Activity	Balance at End of Period
	(in millions)
December 31, 2020:
Allowance for doubtful accounts	$37	$39	$(39)	$3	$40
Tax valuation allowance (a)	$1,075	$84	$(333)	$6	$832
December 31, 2019:
Allowance for doubtful accounts	$38	$9	$(10)	$—	$37
Tax valuation allowance (a)	$1,178	$35	$(137)	$(1)	$1,075
December 31, 2018:
Allowance for doubtful accounts	$34	$9	$(7)	$2	$38
Tax valuation allowance (a)	$1,008	$292	$(120)	$(2)	$1,178
(a)Additions Charged to Costs and Expenses and Deductions are primarily related to taxable losses for which the tax benefit has been reserved.
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
3.2
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

4.9	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934*
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

10.2	Aptiv PLC Executive Severance Plan, effective February 1, 2017(7)+
10.3	Aptiv PLC Executive Change in Control Severance Plan, effective February 1, 2017(7)+
10.4	Aptiv Corporation Supplemental Executive Retirement Program(1)+
10.5	Aptiv Corporation Salaried Retirement Equalization Savings Program(1)+
10.6	Offer letter for Kevin P. Clark, dated June 10, 2010(1)+
10.7	Offer letter for Joseph R. Massaro, dated September 13, 2013(6)+
10.8	Form of Non-Employee Director RSU Award Agreement pursuant to Aptiv PLC Long Term Incentive Plan, as amended(2)+
10.9	Letter Agreement, dated October 29, 2012, between the Company and Kevin P. Clark(3)+
10.10	Aptiv PLC Long-Term Incentive Plan, as amended and restated (incorporated by reference to the Company's Proxy Statement dated March 9, 2015)+
10.11	Form of Officer Performance-Based RSU Award pursuant to the Aptiv PLC Long-Term Incentive Plan, as amended and restated, effective 2016(5)+

Exhibit Number	Description
10.12	Form of Officer Time-Based RSU Award pursuant to the Aptiv PLC Long-Term Incentive Plan, as amended and restated(4)+
10.13	Offer letter for David Paja, dated December 23, 2016(8)+
10.14	Offer letter for David M. Sherbin, dated October 2, 2009(8)+
10.15	Form of Allocation Letter for Executives, effective 2019(9)+
10.16	Aptiv PLC Annual Incentive Plan (as Amended and Restated Effective January 1, 2019)(9)+
10.17	Offer letter for Mariya Trickett, dated June 20, 2018 (10)+
10.18
Amendment No. 1 to Amended and Restated Credit Agreement, dated as of June 8, 2020, among Aptiv PLC, Aptiv Corporation, Aptiv Holdings US Limited, Aptiv International Holdings (UK) LLP and JPMorgan Chase Bank, N.A., as Administrative Agent, and the lenders party thereto (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K of the Company filed with the SEC on June 8, 2020)

21.1	Subsidiaries of the Registrant*
22	List of Guarantor Subsidiaries*
23.1	Consent of Ernst & Young LLP*
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer*
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	Inline XBRL Instance Document# - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document#
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document#
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document#
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document#
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document#
104	Cover Page Interactive Data File# - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
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
(10) Filed with Form 10-Q for the period ended March 31, 2020 on May 5, 2020 and incorporated herein by reference.
# Filed electronically with the Report.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APTIV PLC

/s/ Joseph R. Massaro
By: Joseph R. Massaro
Chief Financial Officer and Senior Vice President, Business Operations
Dated: February 8, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below as of February 8, 2021, by the following persons on behalf of the registrant and in the capacities indicated:

Signature	Title

/s/ Kevin P. Clark	President, Chief Executive Officer and Director (Principal Executive Officer)
Kevin P. Clark

/s/ Joseph R. Massaro	Chief Financial Officer and Senior Vice President, Business Operations (Principal Financial Officer)
Joseph R. Massaro

/s/ Allan J. Brazier	Vice President and Chief Accounting Officer (Principal Accounting Officer)
Allan J. Brazier

/s/ Rajiv L. Gupta	Chairman of the Board of Directors
Rajiv L. Gupta

/s/ Richard L. Clemmer	Director
Richard L. Clemmer

/s/ Nancy E. Cooper	Director
Nancy E. Cooper

/s/ Nicholas M. Donofrio	Director
Nicholas M. Donofrio

/s/ Joseph L. Hooley	Director
Joseph L. Hooley

/s/ Sean O. Mahoney	Director
Sean O. Mahoney

/s/ Paul M. Meister	Director
Paul M. Meister

/s/ Robert K. Ortberg	Director
Robert K. Ortberg

/s/ Colin J. Parris	Director
Colin J. Parris

/s/ Ana G. Pinczuk	Director
Ana G. Pinczuk

/s/ Lawrence A. Zimmerman	Director
Lawrence A. Zimmerman