Form 10-Q
period 2021-03-31
Aptiv PLC
filed 2021-05-06
CIK 1521332

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
For the quarterly period ended March 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of the registrant’s ordinary shares outstanding, $0.01 par value per share as of April 30, 2021, was 270,462,749.

APTIV PLC

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
APTIV PLC
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended March 31,
	2021	2020

	(in millions, except per share amounts)
Net sales	$4,023	$3,226
Operating expenses:
Cost of sales	3,296	2,725
Selling, general and administrative	255	252
Amortization	37	36
Restructuring (Note 7)	6	28
Gain on autonomous driving joint venture (Note 17)	—	(1,434)
Total operating expenses	3,594	1,607
Operating income	429	1,619
Interest expense	(40)	(43)
Other income (expense), net (Note 16)	1	(1)
Income before income taxes and equity (loss) income	390	1,575
Income tax expense	(48)	(10)
Income before equity (loss) income	342	1,565
Equity (loss) income, net of tax	(42)	2
Net income	300	1,567
Net income (loss) attributable to noncontrolling interest	5	(5)
Net income attributable to Aptiv	295	1,572
Mandatory convertible preferred share dividends (Note 12)	(16)	—
Net income attributable to ordinary shareholders	$279	$1,572

Basic net income per share:
Basic net income per share attributable to ordinary shareholders	$1.03	$6.15
Weighted average number of basic shares outstanding	270.31	255.51

Diluted net income per share (Note 12):
Diluted net income per share attributable to ordinary shareholders	$1.03	$6.14
Weighted average number of diluted shares outstanding	271.14	255.83
See notes to consolidated financial statements.

APTIV PLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended March 31,
	2021	2020

	(in millions)
Net income	$300	$1,567
Other comprehensive (loss) income:
Currency translation adjustments	(92)	(131)
Net change in unrecognized loss on derivative instruments, net of tax (Note 14)	(7)	(153)
Employee benefit plans adjustment, net of tax	7	7
Other comprehensive loss	(92)	(277)
Comprehensive income	208	1,290
Comprehensive income (loss) attributable to noncontrolling interests	4	(10)
Comprehensive income attributable to Aptiv	$204	$1,300
See notes to consolidated financial statements.

APTIV PLC
CONSOLIDATED BALANCE SHEETS

	March 31, 2021	December 31, 2020
	(Unaudited)

	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$2,830	$2,821
Restricted cash	52	32
Accounts receivable, net of allowance for doubtful accounts of $43 million and $40 million, respectively (Note 2)	2,798	2,812
Inventories (Note 3)	1,525	1,297
Other current assets (Note 4)	596	503
Total current assets	7,801	7,465
Long-term assets:
Property, net	3,164	3,301
Operating lease right-of-use assets	359	380
Investments in affiliates	1,962	2,011
Intangible assets, net (Note 2)	1,033	1,091
Goodwill (Note 2)	2,503	2,580
Other long-term assets (Note 4)	654	694
Total long-term assets	9,675	10,057
Total assets	$17,476	$17,522
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt (Note 8)	$78	$90
Accounts payable	2,624	2,571
Accrued liabilities (Note 5)	1,260	1,385
Total current liabilities	3,962	4,046
Long-term liabilities:
Long-term debt (Note 8)	3,946	4,011
Pension benefit obligations	504	525
Long-term operating lease liabilities	276	300
Other long-term liabilities (Note 5)	512	540
Total long-term liabilities	5,238	5,376
Total liabilities	9,200	9,422
Commitments and contingencies (Note 10)
Shareholders’ equity:
Preferred shares, $0.01 par value per share, 50,000,000 shares authorized; 11,500,000 shares of 5.50% Mandatory Convertible Preferred Shares, Series A, issued and outstanding as of March 31, 2021 and December 31, 2020	—	—
Ordinary shares, $0.01 par value per share, 1,200,000,000 shares authorized, 270,462,749 and 270,025,374 issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	3	3
Additional paid-in-capital	3,881	3,897
Retained earnings	4,829	4,550
Accumulated other comprehensive loss (Note 13)	(636)	(545)
Total Aptiv shareholders’ equity	8,077	7,905
Noncontrolling interest	199	195
Total shareholders’ equity	8,276	8,100
Total liabilities and shareholders’ equity	$17,476	$17,522
See notes to consolidated financial statements.

APTIV PLC
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
	2021	2020

	(in millions)
Cash flows from operating activities:
Net income	$300	$1,567
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	156	144
Amortization	37	36
Amortization of deferred debt issuance costs	3	1
Restructuring expense, net of cash paid	(25)	(15)
Deferred income taxes	3	(18)
Pension and other postretirement benefit expenses	10	10
Loss (income) from equity method investments, net of dividends received	42	(2)
Share-based compensation	29	(1)
Gain on autonomous driving joint venture, net	—	(1,434)
Changes in operating assets and liabilities:
Accounts receivable, net	14	260
Inventories	(228)	(77)
Other assets	(60)	12
Accounts payable	101	(170)
Accrued and other long-term liabilities	(120)	(98)
Other, net	(4)	(45)
Pension contributions	(6)	(9)
Net cash provided by operating activities	252	161
Cash flows from investing activities:
Capital expenditures	(134)	(205)
Proceeds from sale of property / investments	1	2
Cost of business acquisitions and other transactions, net of cash acquired	—	(5)
Settlement of derivatives	(1)	1
Net cash used in investing activities	(134)	(207)
Cash flows from financing activities:
Net repayments under other short-term debt agreements	(8)	(29)
Net (repayments) proceeds under other long-term debt agreements	(8)	1,900
Dividend payments of consolidated affiliates to minority shareholders	—	(6)
Repurchase of ordinary shares	—	(57)
Distribution of mandatory convertible preferred share cash dividends	(16)	—
Distribution of ordinary share cash dividends	—	(56)
Taxes withheld and paid on employees’ restricted share awards	(45)	(32)
Net cash (used in) provided by financing activities	(77)	1,720
Effect of exchange rate fluctuations on cash, cash equivalents and restricted cash	(12)	(16)
Increase in cash, cash equivalents and restricted cash	29	1,658
Cash, cash equivalents and restricted cash at beginning of the period	2,853	429
Cash, cash equivalents and restricted cash at end of the period	$2,882	$2,087
See notes to consolidated financial statements.

APTIV PLC
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)

	Three Months Ended March 31,

	Ordinary Shares		Preferred Shares

	Number of shares	Amount of shares	Number of shares	Amount of shares	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Aptiv Shareholders’ Equity	Noncontrolling Interest	Total Shareholders’ Equity

2021	(in millions)
Balance at January 1, 2021	270	$3	12	$—	$3,897	$4,550	$(545)	$7,905	$195	$8,100
Net income	—	—	—	—	—	295	—	295	5	300
Other comprehensive loss	—	—	—	—	—	—	(91)	(91)	(1)	(92)
Mandatory convertible preferred share cumulative dividends	—	—	—	—	—	(16)	—	(16)	—	(16)
Taxes withheld on employees’ restricted share award vestings	—	—	—	—	(45)	—	—	(45)	—	(45)
Share-based compensation	—	—	—	—	29	—	—	29	—	29
Balance at March 31, 2021	270	$3	12	$—	$3,881	$4,829	$(636)	$8,077	$199	$8,276

2020
Balance at January 1, 2020	255	$3	—	$—	$1,645	$2,890	$(719)	$3,819	$192	$4,011
Net income (loss)	—	—	—	—	—	1,572	—	1,572	(5)	1,567
Other comprehensive loss	—	—	—	—	—	—	(272)	(272)	(5)	(277)
Dividends on ordinary shares	—	—	—	—	1	(57)	—	(56)	—	(56)
Taxes withheld on employees’ restricted share award vestings	—	—	—	—	(33)	—	—	(33)	—	(33)
Repurchase of ordinary shares	(1)	—	—	—	(6)	(51)	—	(57)	—	(57)
Share-based compensation	1	—	—	—	(1)	—	—	(1)	—	(1)
Adjustment for recently adopted accounting pronouncements	—	—	—	—	—	(1)	—	(1)	—	(1)
Balance at March 31, 2020	255	$3	—	$—	$1,606	$4,353	$(991)	$4,971	$182	$5,153
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
The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and all adjustments, consisting of only normal recurring items, which are necessary for a fair presentation, have been included. The consolidated financial statements and notes thereto included in this report should be read in conjunction with Aptiv’s 2020 Annual Report on Form 10-K.
Nature of operations—Aptiv is a leading global technology and mobility architecture company primarily serving the automotive sector. We design and manufacture vehicle components and provide electrical, electronic and active safety technology solutions to the global automotive and commercial vehicle markets. Aptiv operates manufacturing facilities and technical centers utilizing a regional service model that enables the Company to efficiently and effectively serve its global customers from best cost countries. In line with the long-term growth in emerging markets, Aptiv has been increasing its focus on these markets, particularly in China, where the Company has a major manufacturing base and strong customer relationships.

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
Aptiv’s equity investments totaled $113 million and $113 million as of March 31, 2021 and December 31, 2020, respectively, and are classified within other long-term assets in the consolidated balance sheets. Refer to Note 17. Acquisitions and Divestitures for additional information regarding Aptiv’s equity investments.
Use of estimates—Preparation of consolidated financial statements in conformity with U.S. GAAP requires the use of estimates and assumptions that affect amounts reported therein. Generally, matters subject to estimation and judgment include amounts related to accounts receivable realization, inventory obsolescence, asset impairments, useful lives of intangible and fixed assets, deferred tax asset valuation allowances, income taxes, pension benefit plan assumptions, accruals related to litigation, warranty costs, environmental remediation costs, contingent consideration arrangements, worker’s compensation accruals and healthcare accruals. Due to the inherent uncertainty involved in making estimates, including the duration and severity of the impacts of the COVID-19 pandemic, actual results reported in future periods may be based upon amounts that differ from those estimates.
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
Aptiv primarily utilizes historical loss and recovery data, combined with information on current economic conditions and reasonable and supportable forecasts to develop the estimate of the allowance for doubtful accounts in accordance with ASC Topic 326, Financial Instruments – Credit Losses (“ASC 326”). As of March 31, 2021 and December 31, 2020, the Company reported $2,798 million and $2,812 million, respectively, of accounts receivable, net of allowances, which includes the allowance for doubtful accounts of $43 million and $40 million, respectively. Changes in the allowance for doubtful accounts were not material for the three months ended March 31, 2021.
Intangible assets—Intangible assets were $1,033 million and $1,091 million as of March 31, 2021 and December 31, 2020, respectively. Aptiv amortizes definite-lived intangible assets over their estimated useful lives. Aptiv has definite-lived intangible assets related to patents and developed technology, customer relationships and trade names. Indefinite-lived in-process research and development intangible assets are not amortized, but are tested for impairment annually, or more frequently when indicators of potential impairment exist, until the completion or abandonment of the associated research and development efforts. Upon completion of the projects, the assets will be amortized over the expected economic life of the asset, which will be determined on that date. Should the project be determined to be abandoned, and if the asset developed has no alternative use, the full value of the asset will be charged to expense. The Company also has intangible assets related to acquired trade names that are classified as indefinite-lived when there are no foreseeable limits on the periods of time over which they are expected to contribute cash flows. These indefinite-lived trade name assets are tested for impairment annually, or more frequently when indicators of potential impairment exist. Costs to renew or extend the term of acquired intangible assets are recognized as expense as incurred. Amortization expense was $37 million and $36 million for the three months ended March 31, 2021 and 2020, respectively, which includes the impact of any intangible asset impairment charges recorded during the period.
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
The impairment test involves first qualitatively assessing goodwill for impairment. If the qualitative assessment is not met the Company then performs a quantitative assessment by comparing the estimated fair value of each reporting unit to its carrying value, including goodwill. Fair value reflects the price a market participant would be willing to pay in a potential sale of the reporting unit. If the estimated fair value exceeds carrying value, then we conclude that no goodwill impairment has occurred. If the carrying value of the reporting unit exceeds its estimated fair value, the Company recognizes an impairment loss in an amount equal to the excess, not to exceed the amount of goodwill allocated to the reporting unit. The Company qualitatively concluded there were no goodwill impairments during the three months ended March 31, 2021 and 2020. Goodwill was $2,503 million and $2,580 million as of March 31, 2021 and December 31, 2020, respectively.
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
Restructuring—Aptiv continually evaluates alternatives to align the business with the changing needs of its customers and to lower operating costs. This includes the realignment of its existing manufacturing capacity, facility closures, or similar actions, either in the normal course of business or pursuant to significant restructuring programs. These actions may result in employees receiving voluntary or involuntary employee termination benefits, which are mainly pursuant to union or other contractual agreements or statutory requirements. Voluntary termination benefits are accrued when an employee accepts the related offer. Involuntary termination benefits are accrued upon the commitment to a termination plan and when the benefit arrangement is communicated to affected employees, or when liabilities are determined to be probable and estimable, depending on the existence of a substantive plan for severance or termination. Contract termination costs and certain early termination lease costs are recorded when contracts are terminated. All other exit costs are expensed as incurred. Refer to Note 7. Restructuring for additional information.
Customer concentrations—As reflected in the table below, net sales to Stellantis N.V. (“Stellantis”), General Motors Company (“GM”) and Volkswagen Group (“VW”), Aptiv’s three largest customers, totaled approximately 29% and 32% of our total net sales for the three months ended March 31, 2021 and 2020, respectively.

	Percentage of Total Net Sales		Accounts Receivable
	Three Months Ended March 31,		March 31, 2021	December 31, 2020
	2021	2020

			(in millions)
Stellantis (1)	12%	13%	$337	$352
GM	9%	10%	205	200
VW	8%	9%	211	216
(1)On January 16, 2021, Fiat Chrysler Automobiles N.V. (“FCA”) and Peugeot Citroën (“PSA”) merged to form a new, combined company (“Stellantis”). Net sales to FCA and PSA before the date of the merger are included in net sales to Stellantis in the table above for the three months ended March 31, 2021 and 2020. As of December 31, 2020, accounts receivable due from FCA and PSA are shown on a combined basis as accounts receivable due from Stellantis.
Recently adopted accounting pronouncements—Aptiv adopted Accounting Standards Update (“ASU”) 2020-01, Investments—Equity Securities (Topic 321), Investments—Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815)—Clarifying the Interactions between Topic 321, Topic 323, and Topic 815 in the first quarter of 2021 on a prospective basis. This guidance clarifies the interactions between accounting for equity securities under the measurement alternative in Topic 321 and the equity method of accounting in Topic 323, as well as the accounting for certain forward contracts and purchased options to purchase securities that, upon settlement or exercise, would be accounted for under the equity method of accounting. The adoption of this guidance did not have a significant impact on Aptiv’s financial statements.

3. INVENTORIES
Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or net realizable value, including direct material costs and direct and indirect manufacturing costs. A summary of inventories is shown below:

	March 31, 2021	December 31, 2020

	(in millions)
Productive material	$914	$745
Work-in-process	135	111
Finished goods	476	441
Total	$1,525	$1,297

4. ASSETS
Other current assets consisted of the following:

	March 31, 2021	December 31, 2020

	(in millions)
Value added tax receivable	$193	$155
Prepaid insurance and other expenses	86	47
Reimbursable engineering costs	175	169
Notes receivable	8	8
Income and other taxes receivable	49	41
Deposits to vendors	5	5
Derivative financial instruments (Note 14)	49	48
Capitalized upfront fees (Note 20)	31	30
Total	$596	$503
Other long-term assets consisted of the following:

	March 31, 2021	December 31, 2020

	(in millions)
Deferred income taxes, net	$167	$174
Unamortized Revolving Credit Facility debt issuance costs	9	11
Income and other taxes receivable	26	25
Reimbursable engineering costs	169	186
Value added tax receivable	27	29
Equity investments (Note 17)	113	113
Derivative financial instruments (Note 14)	20	22
Capitalized upfront fees (Note 20)	74	86
Other	49	48
Total	$654	$694

5. LIABILITIES
Accrued liabilities consisted of the following:

	March 31, 2021	December 31, 2020

	(in millions)
Payroll-related obligations	$286	$293
Employee benefits, including current pension obligations	56	84
Income and other taxes payable	175	177
Warranty obligations (Note 6)	48	51
Restructuring (Note 7)	59	82
Customer deposits	53	62
Derivative financial instruments (Note 14)	10	8
Accrued interest	21	48
MCPS dividends payable	3	3
Operating lease liabilities	98	100
Other	451	477
Total	$1,260	$1,385
Other long-term liabilities consisted of the following:

	March 31, 2021	December 31, 2020

	(in millions)
Environmental (Note 10)	$4	$4
Extended disability benefits	5	5
Warranty obligations (Note 6)	8	8
Restructuring (Note 7)	37	43
Payroll-related obligations	11	11
Accrued income taxes	152	156
Deferred income taxes, net	203	207
Derivative financial instruments (Note 14)	3	1
Other	89	105
Total	$512	$540

6. WARRANTY OBLIGATIONS
Expected warranty costs for products sold are recognized principally at the time of sale of the product based on an estimate of the amount that eventually will be required to settle such obligations. These accruals are based on factors such as past experience, production changes, industry developments and various other considerations. The estimated costs related to product recalls based on a formal campaign soliciting return of that product are accrued at the time an obligation becomes probable and can be reasonably estimated. These estimates are adjusted from time to time based on facts and circumstances that impact the status of existing claims. Aptiv has recognized its best estimate for its total aggregate warranty reserves, including product recall costs, across all of its operating segments as of March 31, 2021. The Company estimates the reasonably possible amount to ultimately resolve all matters in excess of the recorded reserves as of March 31, 2021 to be zero to $10 million.

The table below summarizes the activity in the product warranty liability for the three months ended March 31, 2021:

Warranty Obligations

(in millions)
Accrual balance at beginning of period	$59
Provision for estimated warranties incurred during the period	7
Changes in estimate for pre-existing warranties	4
Settlements made during the period (in cash or in kind)	(13)
Foreign currency translation and other	(1)
Accrual balance at end of period	$56

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
As part of Aptiv’s continued efforts to optimize its cost structure, it has undertaken several restructuring programs which include workforce reductions as well as plant closures. These programs are primarily focused on the continued rotation of our manufacturing footprint to best cost locations in Europe and on reducing global overhead costs. The Company recorded employee-related and other restructuring charges related to these programs totaling approximately $6 million during the three months ended March 31, 2021. None of the Company's individual restructuring programs initiated during the three months ended March 31, 2021 were material and there have been no changes in previously initiated programs that have resulted (or are expected to result) in a material change to our restructuring costs. The Company expects to incur additional restructuring costs of approximately $30 million (of which approximately $15 million relates to the Signal and Power Solutions segment and approximately $15 million relates to the Advanced Safety and User Experience segment) for programs approved as of March 31, 2021, which are primarily expected to be incurred within the next twelve months.
During the three months ended March 31, 2020, Aptiv recorded employee-related and other restructuring charges totaling approximately $28 million of which $11 million was recognized for programs implemented in the European region, pursuant to the Company’s ongoing overhead cost reduction strategy.
Restructuring charges for employee separation and termination benefits are paid either over the severance period or in a lump sum in accordance with either statutory requirements or individual agreements. Aptiv incurred cash expenditures related to its restructuring programs of approximately $31 million and $43 million in the three months ended March 31, 2021 and 2020, respectively.
The following table summarizes the restructuring charges recorded for the three months ended March 31, 2021 and 2020 by operating segment:

	Three Months Ended March 31,
	2021	2020

	(in millions)
Signal and Power Solutions	$(2)	$19
Advanced Safety and User Experience	8	9
Total	$6	$28

The table below summarizes the activity in the restructuring liability for the three months ended March 31, 2021:

	Employee Termination Benefits Liability	Other Exit Costs Liability	Total

	(in millions)
Accrual balance at January 1, 2021	$125	$—	$125
Provision for estimated expenses incurred during the period	6	—	6
Payments made during the period	(31)	—	(31)
Foreign currency and other	(4)	—	(4)
Accrual balance at March 31, 2021	$96	$—	$96

8. DEBT
The following is a summary of debt outstanding, net of unamortized issuance costs and discounts, as of March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020

	(in millions)
4.15%, senior notes, due 2024 (net of $1 and $1 unamortized issuance costs and $1 and $1 discount, respectively)	$698	$698
1.50%, Euro-denominated senior notes, due 2025 (net of $2 and $2 unamortized issuance costs and $1 and $2 discount, respectively)	820	857
4.25%, senior notes, due 2026 (net of $2 and $2 unamortized issuance costs, respectively)	648	648
1.60%, Euro-denominated senior notes, due 2028 (net of $3 and $3 unamortized issuance costs, respectively)	585	612
4.35%, senior notes, due 2029 (net of $3 and $3 unamortized issuance costs, respectively)	297	297
4.40%, senior notes, due 2046 (net of $3 and $3 unamortized issuance costs and $1 and $1 discount, respectively)	296	296
5.40%, senior notes, due 2049 (net of $4 and $4 unamortized issuance costs and $1 and $1 discount, respectively)	345	345
Tranche A Term Loan, due 2022 and 2021 (net of $1 and $1 unamortized issuance costs, respectively)	312	320
Finance leases and other	23	28
Total debt	4,024	4,101
Less: current portion	(78)	(90)
Long-term debt	$3,946	$4,011
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
As of March 31, 2021, Aptiv had no amounts outstanding under the Revolving Credit Facility and less than $1 million in letters of credit were issued under the Credit Agreement. Letters of credit issued under the Credit Agreement reduce availability under the Revolving Credit Facility.
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

	March 31, 2021		December 31, 2020
	LIBOR plus	ABR plus	LIBOR plus	ABR plus
Revolving Credit Facility (1)	1.10%	0.10%	1.10%	0.10%
Revolving Credit Facility (2)	1.40%	0.40%	1.40%	0.40%
Tranche A Term Loan (1)	1.25%	0.25%	1.25%	0.25%
Tranche A Term Loan (2)	1.75%	0.75%	1.75%	0.75%
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
The interest rate period with respect to LIBOR interest rate options can be set at one-, two-, three-, or six-months as selected by Aptiv in accordance with the terms of the Credit Agreement (or other period as may be agreed by the applicable lenders). Aptiv may elect to change the selected interest rate option in accordance with the provisions of the Credit Agreement. As of March 31, 2021, Aptiv selected the one-month LIBOR interest rate option on the Tranche A Term Loan, and the rates effective as of March 31, 2021, as detailed in the table below, were based on the Company’s current credit rating and the Applicable Rate for the Credit Agreement:

		Borrowings as of
		March 31, 2021	Rates effective as of
	Applicable Rate	(in millions)	March 31, 2021
Tranche A Term Loan (1)	LIBOR plus 1.25%	$49	1.375%
Tranche A Term Loan (2)	LIBOR plus 1.75%	$264	1.875%
(1)Applicable to principal balances under the Credit Agreement which were not extended as part of the May 2020 Amendment as described above.
(2)Applicable to principal balances under the Credit Agreement which were extended as part of the May 2020 Amendment as described above.
Borrowings under the Credit Agreement are prepayable at Aptiv’s option without premium or penalty.
The Credit Agreement contains certain covenants that limit, among other things, the Company’s (and the Company’s subsidiaries’) ability to incur certain additional indebtedness or liens or to dispose of substantially all of its assets. In addition, the Credit Agreement requires that the Company maintain a consolidated leverage ratio (the ratio of Consolidated Total Indebtedness to Consolidated EBITDA, each as defined in the Credit Agreement) of not more than 3.5 to 1.0, which was increased to 4.5 to 1.0 until July 1, 2021 under the May 2020 Amendment. The Credit Agreement also contains events of default customary for financings of this type. The Company was in compliance with the Credit Agreement covenants as of March 31, 2021.

As of March 31, 2021, all obligations under the Credit Agreement were borrowed by Aptiv Corporation and jointly and severally guaranteed by its direct and indirect parent companies, subject to certain exceptions set forth in the Credit Agreement.
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

Although the specific terms of each indenture governing each series of senior notes vary, the indentures contain certain restrictive covenants, including with respect to Aptiv’s (and Aptiv’s subsidiaries) ability to incur liens, enter into sale and leaseback transactions and merge with or into other entities. As of March 31, 2021, the Company was in compliance with the provisions of all series of the outstanding senior notes.
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
Other Financing
Receivable factoring—Aptiv maintains a €450 million European accounts receivable factoring facility that is available on a committed basis and allows for factoring of receivables denominated in both Euros and U.S. dollars (“USD”). This facility became effective on January 1, 2021 and replaced Aptiv’s previous €300 million European accounts receivable factoring facility. This facility is accounted for as short-term debt and borrowings are subject to the availability of eligible accounts receivable. Collateral is not required related to these trade accounts receivable. The program is for a term of three years, subject to Aptiv’s right to terminate at any time with three months’ notice. After expiration of the three year term, either party can terminate with three months’ notice. Borrowings denominated in Euros under the facility bear interest at the three-month Euro Interbank Offered Rate (“EURIBOR”) plus 0.50% and USD borrowings bear interest at two-month LIBOR plus 0.50%, with borrowings under either denomination carrying a minimum interest rate of 0.20%. As of March 31, 2021, Aptiv had no amounts drawn on the new European accounts receivable factoring facility and as of December 31, 2020, Aptiv had no amounts outstanding on the previous European accounts receivable factoring facility.
Finance leases and other—As of March 31, 2021 and December 31, 2020, approximately $23 million and $28 million, respectively, of other debt primarily issued by certain non-U.S. subsidiaries and finance lease obligations were outstanding.
Interest—Cash paid for interest related to debt outstanding totaled $63 million and $66 million for the three months ended March 31, 2021 and 2020, respectively.
Letter of credit facilities—In addition to the letters of credit issued under the Credit Agreement, Aptiv had approximately $3 million and $2 million outstanding through other letter of credit facilities as of March 31, 2021 and December 31, 2020, respectively, primarily to support arrangements and other obligations at certain of its subsidiaries.

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

The amounts shown below reflect the defined benefit pension expense for the three months ended March 31, 2021 and 2020:

	Non-U.S. Plans		U.S. Plans

	Three Months Ended March 31,
	2021	2020	2021	2020

	(in millions)
Service cost	$5	$5	$—	$—
Interest cost	5	6	—	—
Expected return on plan assets	(5)	(5)	—	—
Amortization of actuarial losses	5	4	—	—
Net periodic benefit cost	$10	$10	$—	$—
Other postretirement benefit obligations were approximately $1 million and $1 million at March 31, 2021 and December 31, 2020, respectively.

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
Matters Related to Global Supply Chain Disruptions
Due to various factors, there are currently global supply chain disruptions, including a worldwide semiconductor supply shortage. The semiconductor supply shortage, due in part to increased demand across multiple industries, is impacting production in automotive and other industries. We anticipate these supply chain disruptions will persist throughout much of the remainder of 2021. We, along with most automotive component supply companies that use semiconductors, have been unable to fully meet the vehicle production demands of OEMs because of events which are outside our control, including but not limited to, the COVID-19 pandemic, the global semiconductor shortage, recent fires in our suppliers’ facilities, unprecedented weather events in the southwestern United States, and other extraordinary events. Although we are working closely with suppliers and customers to minimize any potential adverse impacts of these events, some of our customers have indicated that they expect us to bear at least some responsibility for their lost production. While no assurances can be made as to the ultimate outcome of these customer expectations or any other future claims, we do not currently believe a loss is probable, and accordingly, no reserve has been made as of March 31, 2021. We will continue to actively monitor all direct and indirect potential impacts of these supply chain disruptions, and will seek to aggressively mitigate and minimize their impact on our business.
Brazil Matters
Aptiv conducts business operations in Brazil that are subject to the Brazilian federal labor, social security, environmental, tax and customs laws, as well as a variety of state and local laws. While Aptiv believes it complies with such laws, they are complex, subject to varying interpretations, and the Company is often engaged in litigation with government agencies regarding the application of these laws to particular circumstances. As of March 31, 2021, the majority of claims asserted against Aptiv in Brazil relate to such litigation. The remaining claims in Brazil relate to commercial and labor litigation with private parties. As of March 31, 2021, claims totaling approximately $95 million (using March 31, 2021 foreign currency rates) have been asserted against Aptiv in Brazil. As of March 31, 2021, the Company maintains accruals for these asserted claims of $20 million (using March 31, 2021 foreign currency rates). The amounts accrued represent claims that are deemed probable of loss and are reasonably estimable based on the Company’s analyses and assessment of the asserted claims and prior experience with similar matters. While the Company believes its accruals are adequate, the final amounts required to resolve these matters could differ materially from the Company’s recorded estimates and Aptiv’s results of operations could be materially affected. The Company estimates the reasonably possible loss in excess of the amounts accrued related to these claims to be zero to $75 million.

Environmental Matters
Aptiv is subject to the requirements of U.S. federal, state, local and non-U.S. environmental and safety and health laws and regulations. As of March 31, 2021 and December 31, 2020, the undiscounted reserve for environmental investigation and remediation was approximately $4 million (which was recorded in other long-term liabilities) and $4 million (which was recorded in other long-term liabilities), respectively. Aptiv cannot ensure that environmental requirements will not change or become more stringent over time or that its eventual environmental remediation costs and liabilities will not exceed the amount of its current reserves. In the event that such liabilities were to significantly exceed the amounts recorded, Aptiv’s results of operations could be materially affected. At March 31, 2021, the difference between the recorded liabilities and the reasonably possible range of potential loss was not material.

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
The computation of the annual expected effective income tax rate at each interim period requires certain estimates and assumptions including, but not limited to, the expected pre-tax income (or loss) for the year, projections of the proportion of income (and/or loss) earned and taxed in respective jurisdictions, permanent and temporary differences, and the likelihood of the realizability of deferred tax assets generated in the current year. The ongoing volatile global economic conditions resulting from the COVID-19 pandemic, the future direct and indirect impacts of which are difficult to predict, may cause fluctuations in our expected pre-tax income (or loss) for the year, which could create volatility in our annual expected effective income tax rate. Jurisdictions with a projected loss for the year or a year-to-date loss for which no tax benefit or expense can be recognized due to a valuation allowance are excluded from the estimated annual effective tax rate. The impact of such an exclusion could result in a higher or lower effective tax rate during a particular quarter, based upon the composition and timing of actual earnings compared to annual projections. The estimates used to compute the provision or benefit for income taxes may change as new events occur, additional information is obtained or as our tax environment changes. To the extent that the expected annual effective income tax rate changes, the effect of the change on prior interim periods is included in the income tax provision in the period in which the change in estimate occurs.
The Company’s income tax expense and effective tax rate for the three months ended March 31, 2021 and 2020 were as follows:

	Three Months Ended March 31,
	2021	2020

	(dollars in millions)
Income tax expense	$48	$10
Effective tax rate	12%	1%
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
The Company’s effective tax rate for the three months ended March 31, 2021 also includes net discrete tax benefits of $1 million primarily related to changes in accruals for unremitted earnings and provision to return adjustments. The effective tax rate for the three months ended March 31, 2020 includes net discrete tax benefits of $3 million primarily related to changes in reserves, changes in accruals for unremitted earnings and provision to return adjustments. Also included as a discrete item in the effective tax rate for the three months ended March 31, 2020 is the beneficial impact of approximately 11 points resulting from the gain on the autonomous driving joint venture. The tax expense associated with the gain was insignificant as Aptiv’s aggregate autonomous driving assets were exempt from capital gains tax in the jurisdiction from which they were sold. The aggregate autonomous driving assets had been acquired, purchased or developed in taxable transactions in prior periods and reflect changes made to the corporate entity operating structure for intellectual property following the Separation of its former Powertrain Systems segment.

Aptiv PLC is an Irish resident taxpayer and not a domestic corporation for U.S. federal income tax purposes. As such, it is not subject to U.S. tax on remitted foreign earnings and, as a result of its capital structure, is also generally not subject to Irish tax on the repatriation of foreign earnings.
Cash paid or withheld for income taxes was $52 million and $48 million for the three months ended March 31, 2021 and 2020, respectively.

12. SHAREHOLDERS’ EQUITY AND NET INCOME PER SHARE
2020 Public Equity Offering
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
Net Income Per Share
Basic net income per share is computed by dividing net income attributable to ordinary shareholders by the weighted average number of ordinary shares outstanding during the period. Diluted net income per share reflects the weighted average dilutive impact of all potentially dilutive securities from the date of issuance and is computed using the treasury stock and if-converted methods. The if-converted method is used to determine if the impact of the conversion of the MCPS into ordinary shares is more dilutive than the MCPS dividends to net income per share. If so, the MCPS are assumed to have been converted at the later of the beginning of the period or the time of issuance, and the resulting ordinary shares are included in the denominator and the MCPS dividends are added back to the numerator. Unless otherwise noted, share and per share amounts included in these notes are on a diluted basis. For the three months ended March 31, 2021, the impact of the MCPS calculated under the if-converted method was anti-dilutive, and as such 12.37 million ordinary shares underlying the MCPS were excluded from the diluted net income per share calculation. For all periods presented, the calculation of net income per share also contemplates the dilutive impacts, if any, of the Company’s share-based compensation plans. Refer to Note 18. Share-Based Compensation for additional information.

Weighted Average Shares
The following table illustrates net income per share attributable to ordinary shareholders and the weighted average shares outstanding used in calculating basic and diluted income per share:

	Three Months Ended March 31,
	2021	2020

	(in millions, except per share data)
Numerator:
Net income attributable to ordinary shareholders	$279	$1,572
Denominator:
Weighted average ordinary shares outstanding, basic	270.31	255.51
Dilutive shares related to restricted stock units (“RSUs”)	0.83	0.32
Weighted average ordinary shares outstanding, including dilutive shares	271.14	255.83

Net income per share attributable to ordinary shareholders:
Basic	$1.03	$6.15
Diluted	$1.03	$6.14
Share Repurchase Programs
In April 2016, the Board of Directors authorized a share repurchase program of up to $1.5 billion of ordinary shares, which commenced in September 2016. This share repurchase program provides for share purchases in the open market or in privately negotiated transactions, depending on share price, market conditions and other factors, as determined by the Company.
There were no shares repurchased during the three months ended March 31, 2021. A summary of the ordinary shares repurchased during the three months ended March 31, 2020 is as follows:

Total number of shares repurchased	1,059,075
Average price paid per share	$53.73
Total (in millions)	$57
As of March 31, 2021, approximately $13 million of share repurchases remained available under the April 2016 share repurchase program, which is in addition to the share repurchase program of up to $2.0 billion that was previously announced in January 2019. This program, which will commence following the completion of the April 2016 share repurchase program, provides for share purchases in the open market or in privately negotiated transactions, depending on share price, market conditions and other factors, as determined by the Company. All repurchased shares were retired, and are reflected as a reduction of ordinary share capital for the par value of the shares, with the excess applied as reductions to additional paid-in-capital and retained earnings.
Although both the April 2016 and the additional share repurchase program remain authorized, the Company is restricted from executing further share repurchases under the terms of the May 2020 Amendment to the Credit Agreement for as long as the Covenant Relief Period remains in effect, as further described in Note 8. Debt. Furthermore, in order to preserve liquidity during the COVID-19 pandemic crisis, the Company does not anticipate executing further share repurchases until such time as the global economic uncertainties and business impacts resulting from the pandemic have abated.

Dividends
The Company has declared and paid cash dividends per ordinary and preferred share during the periods presented as follows:

	Ordinary Shares		Preferred Shares
	Dividend	Amount	Dividend	Amount
	Per Share	(in millions)	Per Share	(in millions)
2021:
First quarter	$—	$—	$1.38	$16
Total	$—	$—	$1.38	$16
2020:
Fourth quarter	$—	$—	$1.38	$16
Third quarter	—	—	1.42	16
Second quarter	—	—	—	—
First quarter	0.22	56	—	—
Total	$0.22	$56	$2.80	$32
Under the terms of the May 2020 Amendment to the Credit Agreement, the Company is restricted from the payment of further ordinary share cash dividends for as long as the Covenant Relief Period remains in effect, as further described in Note 8. Debt. Additionally, the Company does not anticipate making further ordinary share cash dividend payments, until such time as the global economic uncertainties and business impacts resulting from the COVID-19 pandemic have abated.

13. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The changes in accumulated other comprehensive income (loss) attributable to Aptiv (net of tax) for the three months ended March 31, 2021 and 2020 are shown below:

	Three Months Ended March 31,
	2021	2020

	(in millions)
Foreign currency translation adjustments:
Balance at beginning of period	$(445)	$(597)
Aggregate adjustment for the period (1)	(91)	(126)
Balance at end of period	(536)	(723)

Gains (losses) on derivatives:
Balance at beginning of period	40	13
Other comprehensive income (loss) before reclassifications (net tax effect of $0 and $0)	12	(149)
Reclassification to income (net tax effect of $0 and $0)	(19)	(4)
Balance at end of period	33	(140)

Pension and postretirement plans:
Balance at beginning of period	(140)	(135)
Other comprehensive income before reclassifications (net tax effect of $2 and $1)	3	4
Reclassification to income (net tax effect of $1 and $1)	4	3
Balance at end of period	(133)	(128)

Accumulated other comprehensive loss, end of period	$(636)	$(991)
(1)Includes gains of $63 million and $6 million for the three months ended March 31, 2021 and 2020, respectively, related to non-derivative net investment hedges. Refer to Note 14. Derivatives and Hedging Activities for further description of these hedges.

Reclassifications from accumulated other comprehensive income (loss) to income for the three months ended March 31, 2021 and 2020 were as follows:

Reclassification Out of Accumulated Other Comprehensive Income (Loss)
Details About Accumulated Other Comprehensive Income Components	Three Months Ended March 31,		Affected Line Item in the Statements of Operations
	2021	2020

	(in millions)
Gains (losses) on derivatives:
Commodity derivatives	$19	$(3)	Cost of sales
Foreign currency derivatives	—	7	Cost of sales
	19	4	Income before income taxes
	—	—	Income tax expense
	19	4	Net income
	—	—	Net income attributable to noncontrolling interest
	$19	$4	Net income attributable to Aptiv

Pension and postretirement plans:
Actuarial losses	$(5)	$(4)	Other income (expense), net (1)
	(5)	(4)	Income before income taxes
	1	1	Income tax expense
	(4)	(3)	Net income
	—	—	Net income attributable to noncontrolling interest
	$(4)	$(3)	Net income attributable to Aptiv

Total reclassifications for the period	$15	$1
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

As of March 31, 2021, the Company had the following outstanding notional amounts related to commodity and foreign currency forward and option contracts designated as cash flow hedges that were entered into to hedge forecasted exposures:

Commodity	Quantity Hedged	Unit of Measure	Notional Amount (Approximate USD Equivalent)

	(in thousands)		(in millions)
Copper	68,897	pounds	$280

Foreign Currency	Quantity Hedged	Unit of Measure	Notional Amount (Approximate USD Equivalent)

	(in millions)
Mexican Peso	15,148	MXN	$735
Chinese Yuan Renminbi	2,206	RMB	335
Euro	178	EUR	210
Polish Zloty	508	PLN	130
Hungarian Forint	4,714	HUF	15
As of March 31, 2021, Aptiv has entered into derivative instruments to hedge cash flows extending out to March 2023.
Gains and losses on derivatives qualifying as cash flow hedges are recorded in accumulated OCI, to the extent that hedges are effective, until the underlying transactions are recognized in earnings. Unrealized amounts in accumulated OCI will fluctuate based on changes in the fair value of hedge derivative contracts at each reporting period. Net gains on cash flow hedges included in accumulated OCI as of March 31, 2021 were $55 million (approximately $55 million, net of tax). Of this total, approximately $41 million of gains are expected to be included in cost of sales within the next 12 months and approximately $14 million of gains are expected to be included in cost of sales in subsequent periods. Cash flow hedges are discontinued when Aptiv determines it is no longer probable that the originally forecasted transactions will occur. Cash flows from derivatives used to manage commodity and foreign exchange risks designated as cash flow hedges are classified as operating activities within the consolidated statements of cash flows.
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
The Company has entered into a series of forward contracts, each of which were designated as net investment hedges of the foreign currency exposure of the Company’s investments in certain Chinese Yuan Renminbi (“RMB”)-denominated subsidiaries. During the three months ended March 31, 2021 and 2020, the Company paid $1 million and received $1 million, respectively, at settlement related to this series of forward contracts which matured during the period. In March 2021, the Company entered into a forward contract with a notional amount of 2.3 billion RMB (approximately $350 million, using March 31, 2021 foreign currency rates), which matures in June 2021. Refer to the tables below for details of the fair value recorded in the consolidated balance sheets and the effects recorded in the consolidated statements of operations and consolidated statements of comprehensive income related to these derivative instruments.
The Company has designated the €700 million 2015 Euro-denominated Senior Notes and the €500 million 2016 Euro-denominated Senior Notes, as more fully described in Note 8. Debt, as net investment hedges of the foreign currency exposure of its investments in certain Euro-denominated subsidiaries. Due to changes in the value of the Euro-denominated debt instruments designated as net investment hedges, during the three months ended March 31, 2021 and 2020, $63 million and $6 million of gains, respectively, were recognized within the cumulative translation adjustment component of OCI. Included in accumulated OCI related to these net investment hedges were cumulative losses of $90 million and $153 million as of March 31, 2021 and December 31, 2020, respectively.

Derivatives Not Designated as Hedges
In certain occasions the Company enters into certain foreign currency and commodity contracts that are not designated as hedges. When hedge accounting is not applied to derivative contracts, gains and losses are recorded to other income (expense), net and cost of sales in the consolidated statements of operations.
Fair Value of Derivative Instruments in the Balance Sheet
The fair value of derivative financial instruments recorded in the consolidated balance sheets as of March 31, 2021 and December 31, 2020 are as follows:

	Asset Derivatives		Liability Derivatives		Net Amounts of Assets and (Liabilities) Presented in the Balance Sheet
	Balance Sheet Location	March 31, 2021	Balance Sheet Location	March 31, 2021	March 31, 2021

	(in millions)
Derivatives designated as cash flow hedges:
Commodity derivatives	Other current assets	$38	Accrued liabilities	$—
Foreign currency derivatives*	Other current assets	10	Other current assets	3	$7
Foreign currency derivatives*	Accrued liabilities	7	Accrued liabilities	17	(10)
Commodity derivatives	Other long-term assets	15	Other long-term liabilities	—
Foreign currency derivatives*	Other long-term assets	7	Other long-term assets	2	5
Foreign currency derivatives*	Other long-term liabilities	—	Other long-term liabilities	3	(3)
Total derivatives designated as hedges		$77		$25

Derivatives not designated:
Commodity derivatives	Other current assets	$4	Accrued liabilities	$—
Total derivatives not designated as hedges		$4		$—

	Asset Derivatives		Liability Derivatives		Net Amounts of Assets and (Liabilities) Presented in the Balance Sheet
	Balance Sheet Location	December 31, 2020	Balance Sheet Location	December 31, 2020	December 31, 2020

	(in millions)
Derivatives designated as cash flow hedges:
Commodity derivatives	Other current assets	$26	Accrued liabilities	$—
Foreign currency derivatives*	Other current assets	24	Other current assets	5	$19
Foreign currency derivatives*	Accrued liabilities	7	Accrued liabilities	13	(6)
Commodity derivatives	Other long-term assets	9	Other long-term liabilities	—
Foreign currency derivatives*	Other long-term assets	17	Other long-term assets	4	13
Foreign currency derivatives*	Other long-term liabilities	—	Other long-term liabilities	1	(1)
Derivatives designated as net investment hedges:
Foreign currency derivatives	Other current assets	—	Accrued liabilities	2
Total derivatives designated as hedges		$83		$25

Derivatives not designated:
Foreign currency derivatives*	Other current assets	$3	Other current assets	$—	3
Total derivatives not designated as hedges		$3		$—
*    Derivative instruments within this category are subject to master netting arrangements and are presented on a net basis in the consolidated balance sheets in accordance with accounting guidance related to the offsetting of amounts related to certain contracts.
The fair value of Aptiv’s derivative financial instruments was in a net asset position as of March 31, 2021 and December 31, 2020.
Effect of Derivatives on the Statements of Operations and Statements of Comprehensive Income
The pre-tax effect of derivative financial instruments in the consolidated statements of operations and consolidated statements of comprehensive income for the three months ended March 31, 2021 and 2020 is as follows:

Three Months Ended March 31, 2021	Gain (Loss) Recognized in OCI	Gain Reclassified from OCI into Income

	(in millions)
Derivatives designated as cash flow hedges:
Commodity derivatives	$34	$19
Foreign currency derivatives	(23)	—
Derivatives designated as net investment hedges:
Foreign currency derivatives	1	—
Total	$12	$19

Gain (Loss) Recognized in Income

(in millions)
Derivatives not designated:
Commodity derivatives	$1
Foreign currency derivatives	(2)
Total	$(1)

Three Months Ended March 31, 2020	(Loss) Gain Recognized in OCI	(Loss) Gain Reclassified from OCI into Income

	(in millions)
Derivatives designated as cash flow hedges:
Commodity derivatives	$(39)	$(3)
Foreign currency derivatives	(111)	7
Derivatives designated as net investment hedges:
Foreign currency derivatives	1	—
Total	$(149)	$4

Loss Recognized in Income

(in millions)
Derivatives not designated:
Foreign currency derivatives	$(2)
Total	$(2)
The gain or loss recognized in income for designated and non-designated derivative instruments was recorded to cost of sales and other income (expense), net in the consolidated statements of operations for the three months ended March 31, 2021 and 2020, respectively.

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
As of March 31, 2021 and December 31, 2020, Aptiv was in a net derivative asset position of $56 million and $61 million, respectively, and no significant adjustments were recorded for nonperformance risk based on the application of peer companies’ CDS rates, evaluation of our own nonperformance risk and because Aptiv’s exposures were to counterparties with investment grade credit ratings. Refer to Note 14. Derivatives and Hedging Activities for further information regarding derivatives.
Contingent consideration—The liability for contingent consideration is estimated as of the date of the acquisition and is recorded as part of the purchase price, and is subsequently re-measured to fair value at each reporting date, based on a probability-weighted analysis using a rate that reflects the uncertainty surrounding the expected outcomes, which the Company believes is appropriate and representative of market participant assumptions. The measurement of the liability for contingent consideration is based on significant inputs that are not observable in the market, and is therefore classified as a Level 3 measurement in accordance with ASC Topic 820-10-35. Examples of utilized unobservable inputs are estimated future earnings or milestone achievements of the acquired businesses and applicable discount rates. The estimate of the liability may fluctuate if there are changes in the actual or forecasted inputs utilized or in the discount rates used to determine the present value of contingent future cash flows. The Company regularly reviews these assumptions and makes adjustments to the fair value measurements as required by facts and circumstances. As of March 31, 2021, the Company has determined that all earn-out provisions have been achieved under existing agreements.
As of March 31, 2021 and December 31, 2020, the liability for contingent consideration was $52 million and $52 million, (which was classified within other current liabilities as of both periods presented), respectively, representing the maximum required amounts to be paid under existing agreements. Adjustments to this liability for interest accretion are recognized in interest expense, and any other changes in the fair value of this liability are recognized within other income (expense), net in the consolidated statements of operations.
There were no changes in the contingent consideration liability classified as a Level 3 measurement during the three months ended March 31, 2021.
In accordance with existing agreements, the Company was required to deposit $52 million related to the contingent consideration liability into an escrow account (of which $16 million was deposited in the second quarter of 2019, $16 million was deposited in the first quarter of 2020 and $20 million was deposited in the first quarter of 2021). Accordingly, this amount is classified as restricted cash in the consolidated balance sheets. All amounts are anticipated to be released from the escrow account in the fourth quarter of 2021.
As of March 31, 2021 and December 31, 2020, Aptiv had the following assets measured at fair value on a recurring basis:

	Total	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3

	(in millions)
As of March 31, 2021:
Commodity derivatives	$57	$—	$57	$—
Foreign currency derivatives	12	—	12	—
Total	$69	$—	$69	$—
As of December 31, 2020:
Commodity derivatives	$35	$—	$35	$—
Foreign currency derivatives	35	—	35	—
Total	$70	$—	$70	$—
As of March 31, 2021 and December 31, 2020, Aptiv had the following liabilities measured at fair value on a recurring basis:

	Total	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3

	(in millions)
As of March 31, 2021:
Foreign currency derivatives	$13	$—	$13	$—
Contingent consideration	52	—	—	52
Total	$65	$—	$13	$52
As of December 31, 2020:
Foreign currency derivatives	$9	$—	$9	$—
Contingent consideration	52	—	—	52
Total	$61	$—	$9	$52
Non-derivative financial instruments—Aptiv’s non-derivative financial instruments include cash and cash equivalents, accounts and notes receivable, accounts payable, as well as debt, which consists of its accounts receivable factoring arrangement, finance leases and other debt issued by Aptiv’s non-U.S. subsidiaries, the Revolving Credit Facility, the Tranche A Term Loan and all series of outstanding senior notes. The fair value of debt is based on quoted market prices for instruments with public market data or significant other observable inputs for instruments without a quoted public market price (Level 2). As of March 31, 2021 and December 31, 2020, total debt was recorded at $4,024 million and $4,101 million, respectively, and had estimated fair values of $4,411 million and $4,490 million, respectively. For all other financial instruments recorded at March 31, 2021 and December 31, 2020, fair value approximates book value.

Fair Value Measurements on a Nonrecurring Basis
In addition to items that are measured at fair value on a recurring basis, Aptiv also has items in its balance sheet that are measured at fair value on a nonrecurring basis. As these items are not measured at fair value on a recurring basis, they are not included in the tables above. Nonfinancial assets and liabilities that are measured at fair value on a nonrecurring basis include certain long-lived assets, equity investments, intangible assets, asset retirement obligations, share-based compensation and liabilities for exit or disposal activities measured at fair value upon initial recognition. During the three months ended March 31, 2021 and 2020, Aptiv recorded no non-cash asset impairment charges. Fair value of long-lived and intangible assets is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved and a review of appraisals or other market indicators and management estimates. As such, Aptiv has determined that the fair value measurements of long-lived and intangible assets fall in Level 3 of the fair value hierarchy.

16. OTHER INCOME, NET
Other income (expense), net included:

	Three Months Ended March 31,
	2021	2020

	(in millions)
Interest income	$3	$3
Components of net periodic benefit cost other than service cost (Note 9)	(5)	(5)
Other, net	3	1
Other income (expense), net	$1	$(1)

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
Intangible assets primarily include amounts recognized for the fair value of customer-based assets, which will be amortized over their estimated useful lives of approximately 9 years. The estimated fair value of these assets was based on third-party valuations and management’s estimates, generally utilizing income and market approaches. Goodwill recognized in this transaction is primarily attributable to synergies expected to arise after the acquisition and the assembled workforce of Dynawave, and is not expected to be deductible for tax purposes.
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
Acquisition of Ulti-Mate Connector, Inc.
On April 30, 2021, Aptiv acquired 100% of the equity interests of Ulti-Mate Connector, Inc. ("Ulti-Mate"), a manufacturer of miniature and micro-miniature connectors and cable assemblies, for approximately $45 million, subject to customary post-closing adjustments, which will primarily be allocated to goodwill and other intangible assets. The acquisition will be accounted for as a business combination, with the operating results of Ulti-Mate included within the Company's Signal and Power Solutions segment from the date of acquisition. The Company acquired Ulti-Mate utilizing cash on hand.
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
The following is a summary of technology investments, which are classified within other long-term assets in the consolidated balance sheets, as of March 31, 2021 and December 31, 2020:

Investment Name	Segment	Investment Date	March 31, 2021	December 31, 2020
			(in millions)
Krono-Safe, SAS	Advanced Safety and User Experience	Q4 2019	$6	$6
Affectiva, Inc.	Advanced Safety and User Experience	Q4 2018	15	15
Innoviz Technologies	Advanced Safety and User Experience	Q3 2017	25	25
LeddarTech, Inc.	Advanced Safety and User Experience	Q3 2017	10	10
Valens Semiconductor Ltd.	Signal and Power Solutions	Q2 2017	10	10
Otonomo Technologies Ltd.	Advanced Safety and User Experience	Q1 2017; Q1 2019	37	37
Quanergy Systems, Inc	Advanced Safety and User Experience	Q2 2015; Q1 2016	6	6
Other investments	Advanced Safety and User Experience	Various	4	4
Total			$113	$113
In April 2021, Innoviz Technologies (“Innoviz”) merged with a publicly traded Special Purpose Acquisition Company (“SPAC”) and shares of Innoviz began trading on the Nasdaq Capital Market under the symbol INVZ. As part of the SPAC merger, our preferred shares in Innoviz were converted into Innoviz ordinary shares. Following this conversion, the Company will measure the fair value of the Innoviz investment on a recurring basis, with changes in fair value recorded to other income (expense), net.
There were no other material transactions, events or changes in circumstances requiring an impairment or an observable price change adjustment to these investments. The Company continues to monitor these investments to identify potential transactions which may indicate an impairment or an observable price change requiring an adjustment to its carrying value.
Autonomous Driving Joint Venture
On March 26, 2020, Aptiv completed the transaction with Hyundai Motor Group (“Hyundai”) to form a joint venture focused on the design, development and commercialization of autonomous driving technologies. The joint venture operates globally under the Motional brand name. Under the terms of the agreement, Aptiv contributed to the joint venture autonomous driving technology, intellectual property and approximately 700 employees for a 50% ownership interest in the entity. Hyundai contributed to the joint venture approximately $1.6 billion in cash, along with vehicle engineering services, research and development resources and access to intellectual property for a 50% ownership interest in the entity. As a result, subsequent to the closing of the transaction, the joint venture is expected to fund all of its future operating expenses and investments in autonomous driving technologies for the foreseeable future. Consequently, Aptiv is no longer required to fund these investments and expenses, which approximated $180 million for the year ended December 31, 2019 prior to the joint venture formation. Upon closing of the transaction, Aptiv deconsolidated the carrying value of the associated assets and liabilities contributed to the joint venture, previously classified as held for sale, and recognized an asset of approximately $2 billion within investments in affiliates in the consolidated balance sheet, based on the preliminary fair value of its investment in the newly formed joint venture. The Company recognized a pre-tax gain of approximately $1.4 billion in the consolidated statement of operations (approximately $5.63 per diluted share during the three months ended March 31, 2020), net of transaction costs of $22 million, based on the difference between the carrying value of its contribution to the joint venture and the preliminary fair value of its investment in the entity. The estimated fair value of Aptiv’s ownership interest in the joint venture was determined primarily based on third-party valuations and management estimates, generally utilizing income and market approaches. Determining the fair value of the joint venture and the underlying assets requires the use of management’s judgment and involves significant estimates and assumptions with respect to the timing and amount of future cash flows, market rate assumptions, projected growth rates and margins, and appropriate discount rates, among other items. The estimated fair value was determined on a preliminary basis using information available in the first quarter of 2020 and was finalized in the first quarter of 2021. The effects of this transaction would not materially impact the Company’s reported results for any period presented, and the transaction did not meet the criteria to be reflected as a discontinued operation.
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
The Company’s investment in the joint venture is accounted for using the equity method of accounting and Aptiv recognized an equity loss of $45 million and $1 million, net of tax, during the three months ended March 31, 2021 and 2020, respectively. The pre-tax loss of Aptiv’s autonomous driving operations that were contributed to the joint venture on March 26, 2020, included within Aptiv’s consolidated operating results, was $41 million for the three months ended March 31, 2020.
Motional Lease Agreement
Upon closing of the transaction, Aptiv agreed to sublease certain office space to Motional, which has a remaining lease term of approximately 8 years as of March 31, 2021. Total income under the agreement was $1 million and less than $1 million during the three months ended March 31, 2021 and 2020, respectively. The sublease income and Aptiv’s associated operating lease cost are recorded to cost of sales in the consolidated statement of operations. The Company believes the terms of the lease agreement have not significantly been affected by the fact the Company and the lessee are related parties.

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
Board of Director Awards
Aptiv has granted RSUs to the Board of Directors as detailed in the table below:

Grant Date	RSUs granted	Grant Date Fair Value (1)	Vesting Date	Shares Issued Upon Vesting	Fair Value of Shares at Issuance	Shares Withheld to Cover Withholding Taxes
(dollars in millions)
April 2020	48,745	$3	April 2021	41,896	$6	6,849
April 2019	20,765	2	April 2020	23,816	1	2,041
(1)Determined based on the closing price of the Company’s ordinary shares on the date of the grant.
In addition, in April 2021, Aptiv granted 17,589 RSUs to the Board of Directors at a grant date fair value of approximately $3 million. The grant date fair value was determined based on the closing price of the Company’s ordinary shares on the date of the grant. The RSUs will vest in April 2022.

Executive Awards
Aptiv has made annual grants of RSUs to its executives in February of each year beginning in 2012. These awards include a time-based vesting portion and a performance-based vesting portion, as well as continuity awards in certain years. The time-based RSUs, which make up 40% (25% prior to 2021) of the awards for Aptiv’s officers and 50% for Aptiv’s other executives, vest ratably over three years beginning on the first anniversary of the grant date. The performance-based RSUs, which make up 60% (75% prior to 2021) of the awards for Aptiv’s officers and 50% for Aptiv’s other executives, vest at the completion of a three-year performance period if certain targets are met. Each executive will receive between 0% and 150% of his or her target performance-based award based on the Company’s performance against established company-wide performance metrics, which are:

Metric	2020 - 2021 Grants	2017 - 2019 Grants
Average return on net assets (1)	33%	50%
Cumulative net income	33%	25%
Relative total shareholder return (2)	33%	25%
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
The details of the executive grants were as follows:

Grant Date	RSUs Granted	Grant Date Fair Value	Time-Based Award Vesting Dates	Performance-Based Award Vesting Date

	(in millions)
February 2017	0.80	$63	Annually on anniversary of grant date, 2018 - 2020	December 31, 2019
February 2018	0.63	61	Annually on anniversary of grant date, 2019 - 2021	December 31, 2020
February 2019	0.71	62	Annually on anniversary of grant date, 2020 - 2022	December 31, 2021
February 2020	0.75	62	Annually on anniversary of grant date, 2021 - 2023	December 31, 2022
February 2021	0.44	72	Annually on anniversary of grant date, 2022 - 2024	December 31, 2023
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
The details of the shares issued upon vesting of the executive grants are as follows:

	Time-Based Awards			Performance-Based Awards
Vesting Date	Ordinary Shares Issued Upon Vesting	Fair Value of Shares at Issuance	Ordinary Shares Withheld to Cover Withholding Taxes	Ordinary Shares Issued Upon Vesting	Fair Value of Shares at Issuance	Ordinary Shares Withheld to Cover Withholding Taxes
		(in millions)			(in millions)
Q1 2021	449,426	$67	177,825	288,074	$43	121,609
Q1 2020	468,240	37	181,495	580,390	45	243,080

A summary of RSU activity, including award grants, vesting and forfeitures is provided below:

	RSUs	Weighted Average Grant Date Fair Value
	(in thousands)
Nonvested, January 1, 2021	1,786	$102.95
Granted	509	161.30
Vested	(446)	82.10
Forfeited	(12)	84.35
Nonvested, March 31, 2021	1,837	124.28
Aptiv recognized share-based compensation expense of $29 million ($29 million, net of tax) and a benefit from share-based compensation of $1 million ($1 million, net of tax) based on the Company’s best estimate of ultimate performance against the respective targets during the three months ended March 31, 2021 and 2020, respectively. Aptiv will continue to recognize compensation expense, based on the grant date fair value of the awards applied to the Company’s best estimate of ultimate performance against the respective targets, over the requisite vesting periods of the awards. Based on the grant date fair value of the awards and the Company’s best estimate of ultimate performance against the respective targets as of March 31, 2021, unrecognized compensation expense on a pre-tax basis of approximately $199 million is anticipated to be recognized over a weighted average period of approximately 2 years. For the three months ended March 31, 2021 and 2020, approximately $45 million and $32 million, respectively, of cash was paid and reflected as a financing activity in the statements of cash flows related to the tax withholding for vested RSUs.

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

Included below are sales and operating data for Aptiv’s segments for the three months ended March 31, 2021 and 2020.

	Signal and Power Solutions	Advanced Safety and User Experience	Eliminations and Other (1)	Total

	(in millions)
For the Three Months Ended March 31, 2021:
Net sales	$3,022	$1,011	$(10)	$4,023
Depreciation and amortization	$149	$44	$—	$193
Adjusted operating income	$371	$66	$—	$437
Operating income	$372	$57	$—	$429
Equity income (loss), net of tax	$3	$(45)	$—	$(42)
Net income attributable to noncontrolling interest	$5	$—	$—	$5

	Signal and Power Solutions	Advanced Safety and User Experience	Eliminations and Other (1)	Total

	(in millions)
For the Three Months Ended March 31, 2020:
Net sales	$2,330	$902	$(6)	$3,226
Depreciation and amortization	$139	$41	$—	$180
Adjusted operating income	$225	$6	$—	$231
Operating income (2)	$199	$1,420	$—	$1,619
Equity income (loss), net of tax	$3	$(1)	$—	$2
Net loss attributable to noncontrolling interest	$(5)	$—	$—	$(5)
(1)Eliminations and Other includes the elimination of inter-segment transactions.
(2)Includes a pre-tax gain of $1.4 billion within Advanced Safety and User Experience for the completion of the Motional autonomous driving joint venture. Refer to Note 17. Acquisitions and Divestitures for additional information.
The reconciliation of Adjusted Operating Income to operating income includes, as applicable, restructuring, other acquisition and portfolio project costs (which includes costs incurred to integrate acquired businesses and to plan and execute product portfolio transformation actions, including business and product acquisitions and divestitures), asset impairments, gains (losses) on business divestitures and other transactions and deferred compensation related to acquisitions. The reconciliations of Adjusted Operating Income to net income attributable to Aptiv for the three months ended March 31, 2021 and 2020 are as follows:

	Signal and Power Solutions	Advanced Safety and User Experience	Eliminations and Other	Total

	(in millions)
For the Three Months Ended March 31, 2021:
Adjusted operating income	$371	$66	$—	$437
Restructuring	2	(8)	—	(6)
Other acquisition and portfolio project costs	(1)	(1)	—	(2)
Operating income	$372	$57	$—	429
Interest expense				(40)
Other income, net				1
Income before income taxes and equity loss				390
Income tax expense				(48)
Equity loss, net of tax				(42)
Net income				300
Net income attributable to noncontrolling interest				5
Net income attributable to Aptiv				$295

	Signal and Power Solutions	Advanced Safety and User Experience	Eliminations and Other	Total

	(in millions)
For the Three Months Ended March 31, 2020:
Adjusted operating income	$225	$6	$—	$231
Restructuring	(19)	(9)	—	(28)
Other acquisition and portfolio project costs	(7)	(7)	—	(14)
Deferred compensation related to acquisitions	—	(4)	—	(4)
Gain on business divestitures and other transactions	—	1,434	—	1,434
Operating income	$199	$1,420	$—	1,619
Interest expense				(43)
Other expense, net				(1)
Income before income taxes and equity income				1,575
Income tax expense				(10)
Equity income, net of tax				2
Net income				1,567
Net loss attributable to noncontrolling interest				(5)
Net income attributable to Aptiv				$1,572

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
Disaggregation of Revenue
Revenue generated from Aptiv’s operating segments is disaggregated by primary geographic market in the following tables for the three months ended March 31, 2021 and 2020. Information concerning geographic market reflects the manufacturing location.

For the Three Months Ended March 31, 2021:	Signal and Power Solutions	Advanced Safety and User Experience	Eliminations and Other	Total

	(in millions)
Geographic Market
North America	$1,070	$313	$(2)	$1,381
Europe, Middle East and Africa	993	451	(3)	1,441
Asia Pacific	893	247	(5)	1,135
South America	66	—	—	66
Total net sales	$3,022	$1,011	$(10)	$4,023

For the Three Months Ended March 31, 2020:	Signal and Power Solutions	Advanced Safety and User Experience	Eliminations and Other	Total

	(in millions)
Geographic Market
North America	$1,005	$292	$—	$1,297
Europe, Middle East and Africa	778	443	(3)	1,218
Asia Pacific	492	167	(3)	656
South America	55	—	—	55
Total net sales	$2,330	$902	$(6)	$3,226
Contract Balances
Consistent with the recognition of production parts revenue at a point in time as title transfers to the customer, Aptiv has no contract assets or contract liabilities balances as of March 31, 2021 or December 31, 2020.
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
Costs to Obtain a Contract
From time to time, Aptiv makes payments to customers in conjunction with ongoing business. These payments to customers are generally recognized as a reduction to revenue at the time of the commitment to make these payments. However, certain other payments to customers, or upfront fees, meet the criteria to be considered a cost to obtain a contract as they are directly attributable to a contract, are incremental and management expects the fees to be recoverable. As of March 31, 2021 and December 31, 2020, Aptiv has recorded $105 million (of which $31 million was classified within other current assets and $74 million was classified within other long-term assets) and $116 million (of which $30 million was classified within other current assets and $86 million was classified within other long-term assets), respectively, related to these capitalized upfront fees.
Capitalized upfront fees are amortized to revenue based on the transfer of goods and services to the customer for which the upfront fees relate, which typically range from three to five years. There have been no impairment losses in relation to the costs capitalized. The amount of amortization to net sales was $6 million and $4 million for the three months ended March 31, 2021 and 2020, respectively.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
This Quarterly Report on Form 10-Q, including the exhibits being filed as part of this report, as well as other statements made by Aptiv PLC (“Aptiv,” the “Company,” “we,” “us” and “our”), contain forward-looking statements that reflect, when made, the Company’s current views with respect to current events and financial performance. Such forward-looking statements are subject to many risks, uncertainties and factors relating to the Company’s operations and business environment, which may cause the actual results of the Company to be materially different from any future results, express or implied, by such forward-looking statements. All statements that address future operating, financial or business performance or the Company’s strategies or expectations are forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “will,” “should,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “projects,” “potential,” “outlook” or “continue,” and other comparable terminology. Factors that could cause actual results to differ materially from these forward-looking statements include, but are not limited to, the following: global and regional economic conditions, including conditions affecting the credit market and resulting from the United Kingdom’s exit from the European Union, commonly referred to as “Brexit”; uncertainties posed by the novel coronavirus (COVID-19) pandemic and the difficulty in predicting its future course and its impact on the global economy and the Company’s future operations; fluctuations in interest rates and foreign currency exchange rates; the cyclical nature of global automotive sales and production; the potential disruptions in the supply of and changes in the competitive environment for raw material and other components integral to the Company’s products, including the current semiconductor supply shortage; the Company’s ability to maintain contracts that are critical to its operations; potential changes to beneficial free trade laws and regulations such as the United States-Mexico-Canada Agreement; the ability of the Company to integrate and realize the expected benefits of recent transactions; the ability of the Company to attract, motivate and/or retain key executives; the ability of the Company to avoid or continue to operate during a strike, or partial work stoppage or slow down by any of its unionized employees or those of its principal customers; and the ability of the Company to attract and retain customers. Additional factors are discussed under the captions “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s filings with the Securities and Exchange Commission, including those set forth in the Company’s Annual Report on Form 10-K for fiscal year ended December 31, 2020 and within this Form 10-Q filing. New risks and uncertainties arise from time to time, and it is impossible for us to predict these events or how they may affect the Company. It should be remembered that the price of the ordinary shares and any income from them can go down as well as up. Aptiv disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events and/or otherwise, except as may be required by law.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following management’s discussion and analysis of financial condition and results of operations (“MD&A”) is intended to help you understand the business operations and financial condition of the Company for the three months ended March 31, 2021. This discussion should be read in conjunction with Item 1. Financial Statements. Our MD&A is presented in eight sections:
•Executive Overview
•Consolidated Results of Operations
•Results of Operations by Segment
•Liquidity and Capital Resources
•Off-Balance Sheet Arrangements
•Contingencies and Environmental Matters
•Recently Issued Accounting Pronouncements
•Critical Accounting Estimates
Within the MD&A, “Aptiv,” the “Company,” “we,” “us” and “our” refer to Aptiv PLC, a public limited company formed under the laws of Jersey on May 19, 2011 as Delphi Automotive PLC, which completed an initial public offering on November 22, 2011. On December 4, 2017, the Company completed the separation (the “Separation”) of its former Powertrain Systems segment by distributing to Aptiv shareholders on a pro rata basis all of the issued and outstanding ordinary shares of Delphi Technologies PLC, a public limited company formed to hold the spun-off business. Following the Separation, the remaining company changed its name to Aptiv PLC and New York Stock Exchange (“NYSE”) symbol to “APTV.” The completion of the Separation positioned Aptiv as a mobility architecture provider focused on solving the complex challenges associated with safer, greener and more connected transportation. At the core of our capabilities is the power, data, software and compute expertise that are enabling a more sustainable future of mobility.

Executive Overview
Our Business
We are a leading global technology and mobility architecture company primarily serving the automotive sector. We design and manufacture vehicle components and provide electrical, electronic and active safety technology solutions to the global automotive market, creating the software and hardware foundation for vehicle features and functionality. We deliver end-to-end mobility solutions enabling our customers’ transition to more electrified, software-defined vehicles. Our Advanced Safety and User Experience segment is focused on providing the necessary software and advanced computing platforms, and our Signal and Power Solutions segment is focused on providing the requisite networking architecture required to support the integrated systems in today’s complex vehicles. Together, our businesses develop the ‘brain’ and the ‘nervous system’ of increasingly complex vehicles, providing integration of the vehicle into its operating environment.
We are one of the largest vehicle component manufacturers and our customers include 23 of the 25 of the largest automotive original equipment manufacturers (“OEMs”) in the world.
Our total net sales during the three months ended March 31, 2021 were $4.0 billion, an increase of 25% compared to the same period of 2020. Our overall volumes increased 21% for the three months ended March 31, 2021, reflecting higher global automotive production levels despite the adverse impacts of the current global supply chain disruptions on vehicle production schedules, as well as the adverse impacts of the COVID-19 pandemic on sales volumes in the prior year, particularly in China.
We are focused on maintaining a low fixed cost structure that provides us flexibility to remain profitable at all points of the traditional vehicle industry production cycle, including during periods of reduced industry volumes. Accordingly, we will continue to adjust our cost structure and optimize our manufacturing footprint in response to changes in the global and regional automotive markets and in order to increase investment in advanced technologies and engineering as conditions permit. As we operate in a cyclical industry that is impacted by movements in the global and regional economies, we continually evaluate opportunities to further refine our cost structure, as evidenced by our ongoing restructuring programs focused on the continued rotation of our manufacturing footprint to best cost locations and on reducing our global overhead costs, as described in Note 7. Restructuring to the consolidated financial statements contained herein. We believe our strong balance sheet coupled with our flexible cost structure will position us to capitalize on improvements in OEM production volumes as economic and pandemic conditions improve.

Trends, Uncertainties and Opportunities
COVID-19 pandemic. The global spread of COVID-19, which originated in late 2019 and was later declared a pandemic by the World Health Organization in March 2020, negatively impacted the global economy, disrupted supply chains and created significant volatility in global financial markets throughout much of 2020 with various indirect adverse impacts continuing in 2021. During 2020, the adverse impacts of the COVID-19 pandemic included extended work stoppages in China during the first quarter of 2020, where we have a major manufacturing base, and the subsequent suspension of vehicle production by our OEM customers in North America and Europe, which combined accounted for approximately 70% of our annual net sales during the year ended December 31, 2020, as the pandemic spread to those regions and governmental authorities initiated “lock-down” orders for all non-essential activities. The work stoppages began to abate in China in March 2020, and North America and Europe OEM production restarted sporadically in the second quarter of 2020. During 2020, we took decisive actions to enhance our financial flexibility and minimize the impact on our business, such as the ramping down of certain production facilities in response to customer plant closures and changes in vehicle production schedules, imposing certain travel restrictions, suspending our ordinary share cash dividend and our ordinary share repurchase program, issuing $2.3 billion combined of preferred and ordinary shares, extending substantially all of our existing Credit Agreement’s maturity to August 2022, and actively managing costs, capital spending and working capital to further strengthen our liquidity. As of March 31, 2021, our ordinary share dividend and ordinary share repurchase program remain suspended.
Despite our ongoing efforts to minimize the pandemic’s direct and indirect adverse impacts, we are unable to predict the ultimate impact to our business due to a number of evolving factors, including the duration and spread of the pandemic, the impact of the pandemic on economic activity and our supply chain, consumer demand and vehicle production schedules, and the actions of governmental authorities across the globe. We will continue to actively monitor all direct and indirect potential impacts of COVID-19, and will seek to aggressively mitigate and minimize their impact on our business.
Global supply chain disruptions. Due to various factors, there are currently global supply chain disruptions, including a worldwide semiconductor supply shortage. The semiconductor supply shortage, due in part to increased demand across multiple industries, is impacting production in automotive and other industries. We anticipate these supply chain disruptions will persist throughout much of the remainder of 2021. We, along with most automotive component supply companies that use semiconductors, have been unable to fully meet the vehicle production demands of OEMs because of events which are outside our control, including but not limited to, the COVID-19 pandemic, the global semiconductor shortage, recent fires in our suppliers’ facilities, unprecedented weather events in the southwestern United States, and other extraordinary events. Although we are working closely with suppliers and customers to minimize any potential adverse impacts of these events, some of our customers have indicated that they expect us to bear at least some responsibility for their lost production. While no assurances can be made as to the ultimate outcome of these customer expectations or any other future claims, we do not currently believe a loss is probable. We will continue to actively monitor all direct and indirect potential impacts of these supply chain disruptions, and will seek to aggressively mitigate and minimize their impact on our business.
Commercializing the high-tech evolution of the automotive industry. The automotive industry is increasingly evolving towards the implementation of software-dependent components and solutions. In particular, the industry is focused on the development of advanced driver assistance technologies, with the goal of developing and introducing a commercially-viable, fully automated driving experience. We expect automated driving technologies will provide strong societal benefit as well as the opportunity for long-term growth for our product offerings in this space. We are focused on enabling and delivering end-to-end smart mobility solutions, enabling our customers’ transition to more electrified, software-defined vehicles, and accelerating the commercialization of active safety and autonomous driving technologies and providing enhanced user experience and connected services.
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
In an effort to further our leadership position in the automated driving space, in March 2020 we completed the transaction with Hyundai Motor Group (“Hyundai”) to form a joint venture focused on the design, development and commercialization of autonomous driving technologies. The joint venture operates globally under the Motional brand name, and brings together one of the industry’s most innovative vehicle technology providers with one of the world’s largest OEMs. We expect this partnership to accelerate the path towards the development of production-ready autonomous driving systems for commercialization in the new mobility space.
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
Economic conditions. Our business is directly related to automotive sales and automotive vehicle production by our customers. Automotive sales depend on a number of factors, including global and regional economic conditions. Global automotive vehicle production decreased 16% (19% on an Aptiv weighted market basis, which represents global vehicle production weighted to the geographic regions in which the Company generates its revenue, “AWM”) from 2019 to 2020, representing automotive vehicle production declines across all major regions during 2020, primarily due to the adverse global economic impacts and uncertainty caused by the worldwide spread of the COVID-19 pandemic. Compared to 2019, vehicle production in 2020 decreased by 22% in Europe, 21% in North America, 3% in China and 31% in South America, our smallest region. Compared to 2020, vehicle production in the first three months of 2021 increased by 14% (5% on an AWM basis) and is currently anticipated to increase modestly for the full year of 2021, reflecting the continued recovery of the industry from the adverse impacts of the COVID-19 pandemic.
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
Key growth markets. There have been periods of increased market volatility and moderation in the level of economic growth in China, which resulted in periods of lower automotive production growth rates in China than those previously experienced, as evidenced by the reduction in volumes in the region during the years ended December 31, 2020 and 2019. Despite these vehicle production declines, which in 2020 were primarily driven by the adverse impacts of the COVID-19 pandemic, and the moderation in the level of economic growth in China, rising income levels in China and other key growth markets are expected to result in stronger growth rates in these markets over the long-term. Our strong global presence, and presence in these markets, has positioned us to experience above-market growth rates over the long-term. We continue to expand our established presence in key growth markets, positioning us to benefit from the expected long-term growth opportunities in these regions. We are capitalizing on our long-standing relationships with the global OEMs and further enhancing our positions with the key growth market OEMs to continue expanding our worldwide leadership. We continue to build upon our extensive geographic reach to capitalize on fast-growing automotive markets. We believe that our presence in best cost countries positions us to realize incremental margin improvements as the global balance of automotive production shifts towards the key growth markets.
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
Global capabilities. Many OEMs are continuing to adopt global vehicle platforms to increase standardization, reduce per unit cost and increase capital efficiency and profitability. As a result, OEMs are selecting suppliers that have the capability to manufacture products on a worldwide basis, as well as the flexibility to adapt to regional variations. Suppliers with global scale and strong design, engineering and manufacturing capabilities are best positioned to benefit from this trend. Our global footprint enables us to serve the global OEMs on a worldwide basis as we gain market share with the emerging market OEMs. This regional model is structured primarily to service the North American market from Mexico, the South American market from Brazil, the European market from Eastern Europe and North Africa and the Asia Pacific market from China, and we have continued to rotate our manufacturing footprint to best cost locations within these regions.
Our global operations are subject to certain risks inherent in doing business abroad, including unexpected changes in laws or regulations governing trade, or other monetary or tax fiscal policy changes, including tariffs, quotas, customs and other import or export restrictions or trade barriers. We are also subject to risks associated with actions taken by governmental authorities to impose changes in laws or regulations that restrict certain business operations, trade or travel in response to a pandemic or widespread outbreak of an illness. For instance, the worldwide spread of the COVID-19 pandemic in 2020 has had various direct and indirect adverse impacts on our global operations, the automotive industry and economies around the world. Most notably, the pandemic resulted in extended work stoppages and travel restrictions at our facilities and those of our customers and suppliers, decreases in consumer demand and vehicle production schedules, disruptions to our supply chain and other adverse global economic impacts, particularly those resulting from temporary governmental “lock-down” orders for all non-essential activities, initially in the first quarter in China and subsequently in Europe, North America and South America. Although certain of the adverse impacts of the pandemic abated during the second half of 2020, other direct and indirect adverse impacts continue, such as the overall supply chain disruptions and the global semiconductor supply shortage. These impacts continue to negatively affect the global economy and automotive industry, and we anticipate they will persist throughout much of the remainder of 2021. As a result, we are unable to predict the ultimate impact to our business due to a number of evolving factors, including the duration and spread of the pandemic, the impact of the pandemic on economic activity, our supply chain, consumer demand and vehicle production schedules, and the actions of governmental authorities across the globe.
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
Engineering, design and development. Our history and culture of innovation have enabled us to develop significant intellectual property and design and development expertise to provide advanced technology solutions that meet the demands of our customers. We have a team of approximately 18,200 scientists, engineers and technicians focused on developing leading product solutions for our key markets, located at 12 major technical centers in China, Germany, India, Mexico, Poland, Singapore and the United States. We invest approximately $1.3 billion (which includes approximately $300 million co-investment by customers and government agencies) annually in research and development, including engineering, to maintain our portfolio of innovative products, and own/hold approximately 7,700 patents and protective rights. We also encourage “open innovation” and collaborate extensively with peers in the industry, government agencies and academic institutions. Our technology competencies are recognized by both customers and government agencies, who co-invest approximately $300 million annually in new product development, accelerating the pace of innovation and reducing the risk associated with successful commercialization of technological breakthroughs.
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
We are focused on maintaining a low fixed cost structure that provides us flexibility to remain profitable at all points of the traditional vehicle industry production cycle. As a result, approximately 97% of our hourly workforce is located in best cost countries. Furthermore, we have substantial operational flexibility by leveraging a large workforce of temporary workers, which represented approximately 21% of the hourly workforce as of March 31, 2021. However, we will continue to adjust our cost structure and optimize our manufacturing footprint in response to changes in the global and regional automotive markets and in order to increase investment in advanced technologies and engineering, as evidenced by our ongoing restructuring programs focused on the continued rotation of our manufacturing footprint to best cost locations in Europe and on reducing our global overhead costs. As we continue to operate in a cyclical industry that is impacted by movements in the global and regional economies, we continually evaluate opportunities to further refine our cost structure.
We have a strong balance sheet with gross debt of approximately $4.0 billion and substantial available liquidity of approximately $5.4 billion as of March 31, 2021, and no significant U.S. defined benefit or workforce postretirement health care benefits and employer-paid postretirement basic life insurance benefits (“OPEB”) liabilities. As further described in Note 8. Debt to the consolidated financial statements contained herein, we extended substantially all of our existing Credit Agreement’s maturity to August 2022, primarily to provide additional available liquidity and financial flexibility to mitigate the impacts on our business resulting from the uncertainty caused by the global spread of the COVID-19 pandemic. As further described in Note 12. Shareholders’ and Net Income Per Share to the audited consolidated financial statements included herein, we also issued $2.3 billion combined of preferred and ordinary shares during 2020. We intend to maintain strong financial discipline by targeting industry-leading earnings growth, cash flow generation and return on invested capital and to maintain sufficient liquidity to sustain our financial flexibility throughout the industry cycle.

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
Industry consolidation. Consolidation among worldwide OEMs and suppliers is expected to continue as these companies seek to achieve operating synergies and value stream efficiencies, acquire complementary technologies and build stronger customer relationships. For example, in January 2021, Fiat Chrysler Automobiles N.V. and PSA Peugeot Citroën executed a merger agreement to form a new, combined company, (“Stellantis”) which will represent the world’s fourth largest OEM. Additionally, new entrants from outside the traditional automotive industry may seek to gain access to certain vehicle component markets. We believe companies with strong balance sheets and financial discipline are in the best position to take advantage of the industry consolidation trend.

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
The automotive technology and component supply industry is traditionally subject to inflationary pressures with respect to raw materials and labor which may place operational and profitability burdens on the entire supply chain. Due to various factors, the industry is also facing increased operating and logistics challenges from certain global supply chain disruptions, including a worldwide semiconductor supply shortage. We will continue to work with our customers and suppliers to mitigate the impact of these inflationary and other pressures in the future. In addition, we expect commodity cost volatility, particularly related to copper and petroleum-based resin products, to have a continual impact on future earnings and/or operating cash flows. As such, we continually seek to mitigate both inflationary pressures and our material-related cost exposures using a number of approaches, including combining purchase requirements with customers and/or other suppliers, using alternate suppliers or product designs, negotiating cost reductions and/or commodity cost contract escalation clauses into our vehicle manufacturer supply contracts and hedging.

Three Months Ended March 31, 2021 versus Three Months Ended March 31, 2020
The results of operations for the three months ended March 31, 2021 and 2020 were as follows:

	Three Months Ended March 31,
	2021		2020		Favorable/(unfavorable)

	(dollars in millions)
Net sales	$4,023		$3,226		$797
Cost of sales	3,296		2,725		(571)
Gross margin	727	18.1%	501	15.5%	226
Selling, general and administrative	255		252		(3)
Amortization	37		36		(1)
Restructuring	6		28		22
Gain on autonomous driving joint venture	—		(1,434)		(1,434)
Operating income	429		1,619		(1,190)
Interest expense	(40)		(43)		3
Other income (expense), net	1		(1)		2
Income before income taxes and equity (loss) income	390		1,575		(1,185)
Income tax expense	(48)		(10)		(38)
Income before equity (loss) income	342		1,565		(1,223)
Equity (loss) income, net of tax	(42)		2		(44)
Net income	300		1,567		(1,267)
Net income (loss) attributable to noncontrolling interest	5		(5)		10
Net income attributable to Aptiv	295		1,572		(1,277)
Mandatory convertible preferred share dividends	(16)		—		(16)
Net income attributable to ordinary shareholders	$279		$1,572		$(1,293)

Total Net Sales
Below is a summary of our total net sales for the three months ended March 31, 2021 versus 2020.

	Three Months Ended March 31,			Variance Due To:
	2021	2020	Favorable/(unfavorable)	Volume, net of contractual price reductions	FX	Commodity pass-through	Other	Total

	(in millions)			(in millions)
Total net sales	$4,023	$3,226	$797	$629	$122	$46	$—	$797
Total net sales for the three months ended March 31, 2021 increased 25% compared to the three months ended March 31, 2020. Our overall volumes increased 21% for the period, reflecting higher global automotive production levels despite the adverse impacts of the current global supply chain disruptions on vehicle production schedules, as well as the adverse impacts of the COVID-19 pandemic on sales volumes during the three months ended March 31, 2020, particularly in China. Our total net sales also reflect favorable foreign currency impacts, primarily related to the Euro and Chinese Yuan Renminbi, and contractual price reductions.

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
Cost of sales increased $571 million for the three months ended March 31, 2021 compared to the three months ended March 31, 2020, as summarized below. The Company’s material cost of sales was approximately 50% of net sales in both the three months ended March 31, 2021 and 2020.

	Three Months Ended March 31,			Variance Due To:
	2021	2020	Favorable/(unfavorable)	Volume (a)	FX	Operational performance	Other	Total

	(dollars in millions)			(in millions)
Cost of sales	$3,296	$2,725	$(571)	$(406)	$(109)	$26	$(82)	$(571)
Gross margin	$727	$501	$226	$223	$13	$26	$(36)	$226
Percentage of net sales	18.1%	15.5%
(a)Presented net of contractual price reductions for gross margin variance.
The increase in cost of sales reflects increased volumes and the impacts from currency exchange, partially offset by operational performance improvements. Cost of sales was also impacted by the following items in Other above:
•Approximately $45 million of costs related to the global supply chain disruptions, primarily due to the worldwide semiconductor supply shortage; and
•$46 million of increased commodity pass-through costs; and
•$13 million of increased depreciation and amortization, primarily as a result of a higher fixed asset base; partially offset by
•Decreased expense of approximately $35 million, primarily due to decreased engineering expenses as a result of the formation of the Motional autonomous driving joint venture with Hyundai in March 2020, which is now accounted for under the equity method of accounting.

Selling, General and Administrative Expense

	Three Months Ended March 31,
	2021	2020	Favorable/ (unfavorable)

	(dollars in millions)
Selling, general and administrative expense	$255	$252	$(3)
Percentage of net sales	6.3%	7.8%
Selling, general and administrative expense (“SG&A”) includes administrative expenses, information technology costs and incentive compensation related costs. SG&A decreased as a percentage of net sales for the three months ended March 31, 2021 as compared to 2020, primarily due to decreased SG&A expenses as a result of the March 2020 formation of the Motional autonomous driving joint venture with Hyundai, which is now accounted for under the equity method of accounting and the adverse impacts of the COVID-19 pandemic during the three months ended March 31, 2020, partially offset by increased incentive compensation costs.

Amortization

	Three Months Ended March 31,
	2021	2020	Favorable/ (unfavorable)

	(in millions)
Amortization	$37	$36	$(1)
Amortization expense reflects the non-cash charge related to definite-lived intangible assets. The consistency in amortization during the three months ended March 31, 2021 compared to 2020 reflects the continued amortization of our definite-lived intangible assets, which resulted primarily from our acquisitions, over their estimated useful lives. Refer to Note 17. Acquisitions and Divestitures to the consolidated financial statements contained herein for further detail of our business acquisitions, including details of the intangible assets recorded in each transaction.

Restructuring

	Three Months Ended March 31,
	2021	2020	Favorable/ (unfavorable)

	(dollars in millions)
Restructuring	$6	$28	$22
Percentage of net sales	0.1%	0.9%
The Company recorded employee-related and other restructuring charges totaling approximately $6 million during the three months ended March 31, 2021. We expect to make cash payments of approximately $60 million over the next twelve months pursuant to currently implemented restructuring programs.
The Company recorded employee-related and other restructuring charges totaling approximately $28 million during the three months ended March 31, 2020, of which $11 million was recognized for programs implemented in the European region, pursuant to the Company’s ongoing overhead cost reduction strategy.
We expect to continue to incur additional restructuring expense in 2021 and beyond, primarily related to programs focused on the continued rotation of our manufacturing footprint to best cost locations in Europe and on reducing global overhead costs, which includes approximately $30 million (of which approximately $15 million relates to the Signal and Power Solutions segment and approximately $15 million relates to the Advanced Safety and User Experience segment) for programs approved as of March 31, 2021. Additionally, as we continue to operate in a cyclical industry that is impacted by movements in the global and regional economies, we continually evaluate opportunities to further adjust our cost structure and optimize our manufacturing footprint. The Company plans to implement additional restructuring activities in the future, if necessary, in order to align manufacturing capacity and other costs with prevailing regional automotive production levels and locations, to improve the efficiency and utilization of other locations and in order to increase investment in advanced technologies and engineering. Such future restructuring actions are dependent on market conditions, customer actions and other factors.
Refer to Note 7. Restructuring to the consolidated financial statements contained herein for additional information.

Interest Expense

	Three Months Ended March 31,
	2021	2020	Favorable/ (unfavorable)

	(in millions)
Interest expense	$40	$43	$3
Refer to Note 8. Debt to the consolidated financial statements contained herein for additional information.

Other Income, Net

	Three Months Ended March 31,
	2021	2020	Favorable/ (unfavorable)

	(in millions)
Other income (expense), net	$1	$(1)	$2
Refer to Note 16. Other Income, net to the consolidated financial statements contained herein for additional information.

Income Taxes

	Three Months Ended March 31,
	2021	2020	Favorable/ (unfavorable)

	(in millions)
Income tax expense	$48	$10	$(38)
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
The Company’s effective tax rate for the three months ended March 31, 2021 also includes net discrete tax benefits of $1 million, primarily related to changes in accruals for unremitted earnings and provision to return adjustments. The effective tax rate for the three months ended March 31, 2020 includes net discrete tax benefits of $3 million, primarily related to changes in reserves, changes in accruals for unremitted earnings and provision to return adjustments. Also included as a discrete item in the effective tax rate for the three months ended March 31, 2020 is the beneficial impact from the gain on the formation of the Motional autonomous driving joint venture. The tax expense associated with the gain was insignificant as Aptiv’s aggregate autonomous driving assets were exempt from capital gains tax in the jurisdiction from which they were sold. The aggregate autonomous driving assets had been acquired, purchased or developed in taxable transactions in prior periods and reflect changes made to the corporate entity operating structure for intellectual property following the Separation of its former Powertrain Systems segment. Refer to Note 11. Income Taxes to the consolidated financial statements contained herein for additional information.

Equity Income

	Three Months Ended March 31,
	2021	2020	Favorable/ (unfavorable)

	(in millions)
Equity (loss) income, net of tax	$(42)	$2	$(44)
Equity (loss) income, net of tax reflects the Company’s interest in the results of ongoing operations of entities accounted for as equity method investments. The equity loss, net of tax, recognized by Aptiv during the three months ended March 31, 2021 includes $45 million attributable to the Motional autonomous driving joint venture formed in March 2020 with Hyundai, as further described in Note 17. Acquisitions and Divestitures to the consolidated financial statements contained herein.

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

The reconciliation of Adjusted Operating Income to operating income includes, as applicable, restructuring, other acquisition and portfolio project costs (which includes costs incurred to integrate acquired businesses and to plan and execute product portfolio transformation actions, including business and product acquisitions and divestitures), asset impairments, gains (losses) on business divestitures and other transactions and deferred compensation related to acquisitions. The reconciliations of Adjusted Operating Income to net income attributable to Aptiv for the three months ended March 31, 2021 and 2020 are as follows:

	Signal and Power Solutions	Advanced Safety and User Experience	Eliminations and Other	Total

	(in millions)
For the Three Months Ended March 31, 2021:
Adjusted operating income	$371	$66	$—	$437
Restructuring	2	(8)	—	(6)
Other acquisition and portfolio project costs	(1)	(1)	—	(2)
Operating income	$372	$57	$—	429
Interest expense				(40)
Other income, net				1
Income before income taxes and equity loss				390
Income tax expense				(48)
Equity loss, net of tax				(42)
Net income				300
Net income attributable to noncontrolling interest				5
Net income attributable to Aptiv				$295

	Signal and Power Solutions	Advanced Safety and User Experience	Eliminations and Other	Total

	(in millions)
For the Three Months Ended March 31, 2020:
Adjusted operating income	$225	$6	$—	$231
Restructuring	(19)	(9)	—	(28)
Other acquisition and portfolio project costs	(7)	(7)	—	(14)
Deferred compensation related to acquisitions	—	(4)	—	(4)
Gain on business divestitures and other transactions	—	1,434	—	1,434
Operating income	$199	$1,420	$—	1,619
Interest expense				(43)
Other expense, net				(1)
Income before income taxes and equity income				1,575
Income tax expense				(10)
Equity income, net of tax				2
Net income				1,567
Net loss attributable to noncontrolling interest				(5)
Net income attributable to Aptiv				$1,572

Net sales, gross margin as a percentage of net sales and Adjusted Operating Income by segment for the three months ended March 31, 2021 and 2020 are as follows:

Net Sales by Segment

	Three Months Ended March 31,			Variance Due To:
	2021	2020	Favorable/(unfavorable)	Volume, net of contractual price reductions	FX	Commodity pass-through	Other	Total

	(in millions)			(in millions)
Signal and Power Solutions	$3,022	$2,330	$692	$544	$102	$46	$—	$692
Advanced Safety and User Experience	1,011	902	109	88	21	—	—	109
Eliminations and Other	(10)	(6)	(4)	(3)	(1)	—	—	(4)
Total	$4,023	$3,226	$797	$629	$122	$46	$—	$797

Gross Margin Percentage by Segment

	Three Months Ended March 31,
	2021	2020
Signal and Power Solutions	20.0%	18.6%
Advanced Safety and User Experience	12.2%	7.4%
Eliminations and Other	—%	—%
Total	18.1%	15.5%
Adjusted Operating Income by Segment

	Three Months Ended March 31,			Variance Due To:
	2021	2020	Favorable/(unfavorable)	Volume, net of contractual price reductions	Operational performance	Other	Total

	(in millions)			(in millions)
Signal and Power Solutions	$371	$225	$146	$201	$2	$(57)	$146
Advanced Safety and User Experience	66	6	60	22	20	18	60
Eliminations and Other	—	—	—	—	—	—	—
Total	$437	$231	$206	$223	$22	$(39)	$206
As noted in the table above, Adjusted Operating Income for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020 was impacted by volume and contractual price reductions, including product mix, and operational performance improvements, as well as the following items included within Other in the table above:
•Approximately $45 million of costs related to the global supply chain disruptions, primarily due to the worldwide semiconductor supply shortage; and
•$13 million of increased depreciation and amortization, not including the impact of asset impairments, primarily as a result of a higher fixed asset base; and
•$7 million of increased SG&A expense, not including the impact of other acquisition and portfolio project costs, primarily as a result of increased incentive compensation costs; partially offset by
•Decreased expense of approximately $40 million, primarily due to decreased engineering and SG&A expenses as a result of the formation of the Motional autonomous driving joint venture with Hyundai in March 2020, which is now accounted for under the equity method of accounting.

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
As of March 31, 2021, we had cash and cash equivalents of $2.8 billion and net debt (defined as outstanding debt less cash and cash equivalents) of $1.2 billion. The following table summarizes our available liquidity, which includes cash, cash equivalents and funds available under our significant committed credit facilities, as of March 31, 2021. The amounts disclosed as available under the Company’s significant committed credit facilities are available without violating our existing debt covenants, which are described below.

March 31, 2021

(in millions)
Cash and cash equivalents	$2,830
Revolving Credit Facility, unutilized portion (1)	2,000
Committed European accounts receivable factoring facility, unutilized portion (2)	529
Total available liquidity	$5,359
(1)Availability reduced by less than $1 million in letters of credit issued under the Credit Agreement as of March 31, 2021.
(2)Based on March 31, 2021 foreign currency rates, subject to the availability of eligible accounts receivable.
Despite the current global economic impacts and uncertainty resulting from the ongoing COVID-19 pandemic and its direct and indirect impacts on global vehicle production, we currently expect existing cash, available liquidity and cash flows from operations to continue to be sufficient to fund our global operating activities, including restructuring payments, any mandatory payments required under the Credit Agreement as described below, dividends on preferred shares and capital expenditures.
We also continue to expect to be able to move funds between different countries to manage our global liquidity needs without material adverse tax implications, subject to current monetary policies and the terms of the Credit Agreement. We utilize a combination of strategies, including dividends, cash pooling arrangements, intercompany loan repayments and other distributions and advances to provide the funds necessary to meet our global liquidity needs. There are no significant restrictions on the ability of our subsidiaries to pay dividends or make other distributions to Aptiv. As of March 31, 2021, the Company’s cash and cash equivalents held by our non-U.S. subsidiaries totaled approximately $2.8 billion. If additional non-U.S. cash was needed for our U.S. operations, we may be required to accrue and pay withholding if we were to distribute such funds from non-U.S. subsidiaries to the U.S.; however, based on our current liquidity needs and strategies, we do not anticipate a need to accrue and pay such additional amounts.
2020 Public Equity Offering
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
There were no shares repurchased during the three months ended March 31, 2021. A summary of the ordinary shares repurchased during the three months ended March 31, 2020 is as follows:

Total number of shares repurchased	1,059,075
Average price paid per share	$53.73
Total (in millions)	$57
As of March 31, 2021, approximately $13 million of share repurchases remained available under the April 2016 share repurchase program, which is in addition to the share repurchase program of up to $2.0 billion that was previously announced in January 2019. This program, which will commence following the completion of the April 2016 share repurchase program, provides for share purchases in the open market or in privately negotiated transactions, depending on share price, market conditions and other factors, as determined by the Company. All repurchased shares were retired, and are reflected as a reduction of ordinary share capital for the par value of the shares, with the excess applied as reductions to additional paid-in-capital and retained earnings.
Although both the April 2016 and the additional share repurchase program remain authorized, the Company is restricted from executing further share repurchases under the terms of the May 2020 Amendment to the Credit Agreement for as long as the Covenant Relief Period remains in effect, as further described in Note 8. Debt. Furthermore, in order to preserve liquidity during the COVID-19 pandemic crisis, the Company does not anticipate executing further share repurchases until such time as the global economic uncertainties and business impacts resulting from the pandemic have abated.
Dividends
In the first quarter of 2021, the Board of Directors declared and paid a quarterly cash dividend of approximately $1.38 per MCPS.
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
Acquisitions and Other Transactions
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
Ulti-Mate—On April 30, 2021, Aptiv acquired 100% of the equity interests of Ulti-Mate Connector, Inc. ("Ulti-Mate"), a manufacturer of miniature and micro-miniature connectors and cable assemblies, for approximately $45 million, subject to customary post-closing adjustments, which will primarily be allocated to goodwill and other intangible assets. The acquisition will be accounted for as a business combination, with the operating results of Ulti-Mate included within the Company's Signal and Power Solutions segment from the date of acquisition. The Company acquired Ulti-Mate utilizing cash on hand.
Technology Investments—In April 2021, Innoviz Technologies (“Innoviz”) merged with a publicly traded Special Purpose Acquisition Company (“SPAC”) and shares of Innoviz began trading on the Nasdaq Capital Market under the symbol INVZ. As part of the SPAC merger, our preferred shares in Innoviz were converted into Innoviz ordinary shares. Following this conversion, the Company will measure the fair value of the Innoviz investment on a recurring basis, with changes in fair value recorded to other income (expense), net.
Refer to Note 17. Acquisitions and Divestitures to the consolidated financial statements contained herein for further detail of the Company’s business acquisitions and technology investments.

Autonomous Driving Joint Venture
On March 26, 2020, Aptiv completed the transaction with Hyundai Motor Group (“Hyundai”) to form a joint venture focused on the design, development and commercialization of autonomous driving technologies. The joint venture operates globally under the Motional brand name. Under the terms of the agreement, Aptiv contributed to the joint venture autonomous driving technology, intellectual property and approximately 700 employees for a 50% ownership interest in the entity. Hyundai contributed to the joint venture approximately $1.6 billion in cash, along with vehicle engineering services, research and development resources and access to intellectual property for a 50% ownership interest in the entity. As a result, subsequent to the closing of the transaction, the joint venture is expected to fund all of its future operating expenses and investments in autonomous driving technologies for the foreseeable future. Consequently, Aptiv is no longer required to fund these investments and expenses, which approximated $180 million for the year ended December 31, 2019 prior to the joint venture formation. Upon closing of the transaction, Aptiv deconsolidated the carrying value of the associated assets and liabilities contributed to the joint venture, previously classified as held for sale, and recognized an asset of approximately $2.0 billion within Investments in affiliates in the consolidated balance sheet, based on the preliminary fair value of its investment in the newly formed joint venture. The Company recognized a pre-tax gain of approximately $1.4 billion in the consolidated statement of operations (approximately $5.63 per diluted share during the three months ended March 31, 2020), net of transaction costs of $22 million, based on the difference between the carrying value of its contribution to the joint venture and the preliminary fair value of its investment in the newly formed entity. The estimated fair value of Aptiv’s ownership interest in the joint venture was determined primarily based on third-party valuations and management estimates, generally utilizing income and market approaches. Determining the fair value of the joint venture and the underlying assets requires the use of management's judgment and involves significant estimates and assumptions with respect to the timing and amount of future cash flows, market rate assumptions, projected growth rates and margins, and appropriate discount rates, among other items. The estimated fair value was determined on a preliminary basis using information available in the first quarter of 2020 and was finalized in the first quarter of 2021. The effects of this transaction would not materially impact the Company’s reported results for any period presented, and the transaction did not meet the criteria to be reflected as a discontinued operation.
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
The Company’s investment in the joint venture is accounted for using the equity method of accounting and Aptiv recognized an equity loss of $45 million and $1 million, net of tax, during the three months ended March 31, 2021 and 2020, respectively.
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
As of March 31, 2021, there were no amounts drawn on the Revolving Credit Facility and less than $1 million in letters of credit were issued under the Credit Agreement. Letters of credit issued under the Credit Agreement reduce availability under the Revolving Credit Facility. No amounts were drawn on the Revolving Credit Facility during the three months ended March 31, 2021.
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

	March 31, 2021		December 31, 2020
	LIBOR plus	ABR plus	LIBOR plus	ABR plus
Revolving Credit Facility (1)	1.10%	0.10%	1.10%	0.10%
Revolving Credit Facility (2)	1.40%	0.40%	1.40%	0.40%
Tranche A Term Loan (1)	1.25%	0.25%	1.25%	0.25%
Tranche A Term Loan (2)	1.75%	0.75%	1.75%	0.75%
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
The interest rate period with respect to LIBOR interest rate options can be set at one-, two-, three-, or six-months as selected by Aptiv in accordance with the terms of the Credit Agreement (or other period as may be agreed by the applicable lenders). Aptiv may elect to change the selected interest rate option in accordance with the provisions of the Credit Agreement. As of March 31, 2021, Aptiv selected the one-month LIBOR interest rate option on the Tranche A Term Loan, and the rates effective as of March 31, 2021, as detailed in the table below, were based on the Company’s current credit rating and the Applicable Rate for the Credit Agreement:

		Borrowings as of
		March 31, 2021	Rates effective as of
	Applicable Rate	(in millions)	March 31, 2021
Tranche A Term Loan (1)	LIBOR plus 1.25%	$49	1.375%
Tranche A Term Loan (2)	LIBOR plus 1.75%	$264	1.875%
(1)Applicable to principal balances under the Credit Agreement which were not extended as part of the May 2020 Amendment as described above.
(2)Applicable to principal balances under the Credit Agreement which were extended as part of the May 2020 Amendment as described above.
Borrowings under the Credit Agreement are prepayable at Aptiv’s option without premium or penalty.
The Credit Agreement contains certain covenants that limit, among other things, the Company’s (and the Company’s subsidiaries’) ability to incur certain additional indebtedness or liens or to dispose of substantially all of its assets. In addition, the Credit Agreement requires that the Company maintain a consolidated leverage ratio (the ratio of Consolidated Total Indebtedness to Consolidated EBITDA, each as defined in the Credit Agreement) of not more than 3.5 to 1.0, which was increased to not more than 4.5 to 1.0 until July 1, 2021 under the May 2020 Amendment. The Credit Agreement also contains events of default customary for financings of this type. The Company was in compliance with the Credit Agreement covenants as of March 31, 2021.
As of March 31, 2021, all obligations under the Credit Agreement were borrowed by Aptiv Corporation and jointly and severally guaranteed by its direct and indirect parent companies, subject to certain exceptions set forth in the Credit Agreement.

Senior Unsecured Notes
As of March 31, 2021, the Company had the following senior unsecured notes issued and outstanding:

Aggregate Principal Amount (in millions)	Stated Coupon Rate	Issuance Date	Maturity Date	Interest Payment Date

$700	4.15%	March 2014	March 2024	March 15 and September 15
823	1.50%	March 2015	March 2025	March 10
650	4.25%	November 2015	January 2026	January 15 and July 15
588	1.60%	September 2016	September 2028	September 15
300	4.35%	March 2019	March 2029	March 15 and September 15
300	4.40%	September 2016	October 2046	April 1 and October 1
350	5.40%	March 2019	March 2049	March 15 and September 15
Although the specific terms of each indenture governing each series of senior notes vary, the indentures contain certain restrictive covenants, including with respect to Aptiv’s (and Aptiv’s subsidiaries) ability to incur liens, enter into sale and leaseback transactions and merge with or into other entities. As of March 31, 2021, the Company was in compliance with the provisions of all series of the outstanding senior notes. Refer to Note 8. Debt to the consolidated financial statements contained herein for additional information.
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

Obligor Group

Three Months Ended March 31, 2021	(in millions)
Net sales	$—
Gross margin	$—
Operating income	$34
Net loss	$(6)
Net loss attributable to Aptiv	$(6)

As of March 31, 2021:
Current assets (1)	$219
Long-term assets	$1
Current liabilities (2)	$955
Long-term liabilities (2)	$4,160
Noncontrolling interest	$—

As of December 31, 2020
Current assets (1)	$377
Long-term assets	$1
Current liabilities (2)	$913
Long-term liabilities (2)	$4,223
Noncontrolling interest	$—
(1)Includes current assets of $217 million and $370 million as of March 31, 2021 and December 31, 2020, respectively, due from Non-Guarantors, which includes amounts due from affiliates of $1 million and $6 million, respectively.
(2)Includes current liabilities of $864 million and $785 million, and long-term liabilities of $226 million and $226 million, due to Non-Guarantors as of March 31, 2021 and December 31, 2020, respectively.
Other Financing
Receivable factoring—Aptiv maintains a €450 million European accounts receivable factoring facility that is available on a committed basis and allows for factoring of receivables denominated in both Euros and U.S. dollars (“USD”). This facility became effective on January 1, 2021 and replaced Aptiv’s previous €300 million European accounts receivable factoring facility. This facility is accounted for as short-term debt and borrowings are subject to the availability of eligible accounts receivable. Collateral is not required related to these trade accounts receivable. The program is for a term of three years, subject to Aptiv’s right to terminate at any time with three months’ notice. After expiration of the three year term, either party can terminate with three months’ notice. Borrowings denominated in Euros under the facility bear interest at the three-month Euro Interbank Offered Rate (“EURIBOR”) plus 0.50% and USD borrowings bear interest at two-month LIBOR plus 0.50%, with borrowings under either denomination carrying a minimum interest rate of 0.20%. As of March 31, 2021, Aptiv had no amounts drawn on the new European accounts receivable factoring facility and as of December 31, 2020, Aptiv had no amounts outstanding on the previous European accounts receivable factoring facility. No amounts were drawn under the European accounts receivable factoring facility during the three months ended March 31, 2021.
Finance leases and other—As of March 31, 2021 and December 31, 2020, approximately $23 million and $28 million, respectively, of other debt primarily issued by certain non-U.S. subsidiaries and finance lease obligations were outstanding.
Letter of credit facilities—In addition to the letters of credit issued under the Credit Agreement, Aptiv had approximately $3 million and $2 million outstanding through other letter of credit facilities as of March 31, 2021 and December 31, 2020, respectively, primarily to support arrangements and other obligations at certain of its subsidiaries.
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
Operating activities—Net cash provided by operating activities totaled $252 million and $161 million for the three months ended March 31, 2021 and 2020, respectively. Cash flows provided by operating activities for the three months ended March 31, 2021 consisted primarily of net earnings of $300 million, increased by $203 million for non-cash charges for depreciation, amortization and pension costs partially offset by $328 million related to changes in operating assets and liabilities, net of restructuring and pension contributions. Cash flows provided by operating activities for the three months ended March 31, 2020 consisted primarily of net earnings of $1,567 million, increased by $190 million for non-cash charges for depreciation, amortization and pension costs, offset by $1,434 million for the non-cash gain resulting from the formation of the Motional autonomous driving joint venture and $142 million related to changes in operating assets and liabilities, net of restructuring and pension contributions.
Investing activities—Net cash used in investing activities totaled $134 million for the three months ended March 31, 2021, as compared to $207 million for the three months ended March 31, 2020. The decrease in usage is primarily attributable to decreased capital expenditures of $71 million during the three months ended March 31, 2021 as compared to the three months ended March 31, 2020.
Financing activities—Net cash used in financing activities totaled $77 million for the three months ended March 31, 2021 and net cash provided by financing activities totaled $1,720 million for the three months ended March 31, 2020. Cash flows used in financing activities for the three months ended March 31, 2021 primarily included $16 million in repayments under debt agreements and $16 million of MCPS dividend payments. Cash flows provided by financing activities for the three months ended March 31, 2020 primarily included $1,900 million in proceeds under other long-term debt agreements, as the Company drew down all remaining availability under its existing Revolving Credit Facility in response to the COVID-19 pandemic, partially offset by $57 million paid to repurchase ordinary shares and $56 million of ordinary dividend payments.

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
Critical Accounting Estimates
There have been no significant changes in our critical accounting estimates during the three months ended March 31, 2021.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes to the information concerning our exposures to market risk as stated in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. As described in the Form 10-K, we have currency exposures related to buying, selling and financing in currencies other than the local functional currencies in which we operate (“transactional exposure”). We also have currency exposures related to the translation of the financial statements of our non-U.S. subsidiaries that use the local currency as their functional currency into U.S. dollars, the Company’s reporting currency (“translational exposure”). As described in Note 14. Derivatives and Hedging Activities to the unaudited consolidated financial statements included in Part I, Item 1 of this report, to manage this risk the Company designates certain qualifying instruments as net investment hedges of certain non-U.S. subsidiaries. The effective portion of the gains or losses on instruments designated as net investment hedges are recognized within the cumulative translation adjustment component of OCI to offset changes in the value of the net investment in these foreign currency-denominated operations.

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
As of March 31, 2021, the Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated, for disclosure purposes, the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective to provide reasonable assurance that the desired control objectives were achieved as of March 31, 2021.
Changes in Internal Control over Financial Reporting
There were no material changes in the Company’s internal controls over financial reporting during the three months ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
We are from time to time subject to various actions, claims, suits, government investigations, and other proceedings incidental to our business, including those arising out of alleged defects, breach of contracts, competition and antitrust matters, product warranties, intellectual property matters, personal injury claims and employment-related matters. For a description of risks related to various legal proceedings and claims, see Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2020. For a description of our outstanding material legal proceedings, see Note 10. Commitments and Contingencies to the unaudited consolidated financial statements included in this report.

ITEM 1A. RISK FACTORS
There have been no material changes in risk factors for the Company in the period covered by this report. For information regarding factors that could affect the Company’s results of operations, financial condition and liquidity, see the risk factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
There were no repurchases of equity securities during the three months ended March 31, 2021. In January 2019, the Board of Directors authorized a share repurchase program of up to $2.0 billion. This program will commence following the completion of the previously announced share repurchase program of $1.5 billion, which was approved by the Board of Directors in April 2016. As of March 31, 2021, approximately $2,013 million remained available for repurchases pursuant to these programs.

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

Dated: May 6, 2021