Form 10-Q
period 2021-06-30
Aptiv PLC
filed 2021-08-05
CIK 1521332

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
For the quarterly period ended June 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of the registrant’s ordinary shares outstanding, $0.01 par value per share as of July 30, 2021, was 270,507,574.

APTIV PLC

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
APTIV PLC
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(in millions, except per share amounts)
Net sales	$3,807	$1,960	$7,830	$5,186
Operating expenses:
Cost of sales	3,205	1,947	6,501	4,672
Selling, general and administrative	266	217	521	469
Amortization	37	35	74	71
Restructuring (Note 7)	14	72	20	100
Gain on autonomous driving joint venture (Note 17)	—	—	—	(1,434)
Total operating expenses	3,522	2,271	7,116	3,878
Operating income (loss)	285	(311)	714	1,308
Interest expense	(38)	(44)	(78)	(87)
Other (expense) income, net (Note 16)	—	(6)	1	(7)
Income (loss) before income taxes and equity loss	247	(361)	637	1,214
Income tax (expense) benefit	(28)	14	(76)	4
Income (loss) before equity loss	219	(347)	561	1,218
Equity loss, net of tax	(53)	(18)	(95)	(16)
Net income (loss)	166	(365)	466	1,202
Net income (loss) attributable to noncontrolling interest	3	1	8	(4)
Net income (loss) attributable to Aptiv	163	(366)	458	1,206
Mandatory convertible preferred share dividends (Note 12)	(16)	(3)	(32)	(3)
Net income (loss) attributable to ordinary shareholders	$147	$(369)	$426	$1,203

Basic net income (loss) per share:
Basic net income (loss) per share attributable to ordinary shareholders	$0.54	$(1.43)	$1.58	$4.69
Weighted average number of basic shares outstanding	270.49	258.03	270.40	256.77

Diluted net income (loss) per share (Note 12):
Diluted net income (loss) per share attributable to ordinary shareholders	$0.54	$(1.43)	$1.57	$4.66
Weighted average number of diluted shares outstanding	271.06	258.21	271.10	258.59
See notes to consolidated financial statements.

APTIV PLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(in millions)
Net income (loss)	$166	$(365)	$466	$1,202
Other comprehensive income (loss):
Currency translation adjustments	43	19	(49)	(112)
Net change in unrecognized gain (loss) on derivative instruments, net of tax (Note 14)	5	76	(2)	(77)
Employee benefit plans adjustment, net of tax	23	3	30	10
Other comprehensive income (loss)	71	98	(21)	(179)
Comprehensive income (loss)	237	(267)	445	1,023
Comprehensive income (loss) attributable to noncontrolling interests	4	2	8	(8)
Comprehensive income (loss) attributable to Aptiv	$233	$(269)	$437	$1,031
See notes to consolidated financial statements.

APTIV PLC
CONSOLIDATED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(Unaudited)

	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$2,926	$2,821
Restricted cash	52	32
Accounts receivable, net of allowance for doubtful accounts of $44 million and $40 million, respectively (Note 2)	2,654	2,812
Inventories (Note 3)	1,801	1,297
Other current assets (Note 4)	622	503
Total current assets	8,055	7,465
Long-term assets:
Property, net	3,193	3,301
Operating lease right-of-use assets	378	380
Investments in affiliates	1,908	2,011
Intangible assets, net (Note 2)	1,021	1,091
Goodwill (Note 2)	2,547	2,580
Other long-term assets (Note 4)	678	694
Total long-term assets	9,725	10,057
Total assets	$17,780	$17,522
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt (Note 8)	$16	$90
Accounts payable	2,574	2,571
Accrued liabilities (Note 5)	1,315	1,385
Total current liabilities	3,905	4,046
Long-term liabilities:
Long-term debt (Note 8)	4,031	4,011
Pension benefit obligations	503	525
Long-term operating lease liabilities	295	300
Other long-term liabilities (Note 5)	521	540
Total long-term liabilities	5,350	5,376
Total liabilities	9,255	9,422
Commitments and contingencies (Note 10)
Shareholders’ equity:
Preferred shares, $0.01 par value per share, 50,000,000 shares authorized; 11,500,000 shares of 5.50% Mandatory Convertible Preferred Shares, Series A, issued and outstanding as of June 30, 2021 and December 31, 2020	—	—
Ordinary shares, $0.01 par value per share, 1,200,000,000 shares authorized, 270,507,574 and 270,025,374 issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	3	3
Additional paid-in-capital	3,909	3,897
Retained earnings	4,976	4,550
Accumulated other comprehensive loss (Note 13)	(566)	(545)
Total Aptiv shareholders’ equity	8,322	7,905
Noncontrolling interest	203	195
Total shareholders’ equity	8,525	8,100
Total liabilities and shareholders’ equity	$17,780	$17,522
See notes to consolidated financial statements.

APTIV PLC
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
	2021	2020

	(in millions)
Cash flows from operating activities:
Net income	$466	$1,202
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	316	293
Amortization	74	71
Amortization of deferred debt issuance costs	6	4
Restructuring expense, net of cash paid	(28)	13
Deferred income taxes	4	(22)
Pension and other postretirement benefit expenses	24	20
Loss from equity method investments, net of dividends received	99	16
Loss on modification of debt	1	4
Loss on sale of assets	—	3
Share-based compensation	57	12
Gain on autonomous driving joint venture, net	—	(1,434)
Changes in operating assets and liabilities:
Accounts receivable, net	160	734
Inventories	(501)	74
Other assets	(63)	9
Accounts payable	23	(902)
Accrued and other long-term liabilities	(53)	12
Other, net	(24)	(38)
Pension contributions	(12)	(16)
Net cash provided by operating activities	549	55
Cash flows from investing activities:
Capital expenditures	(261)	(372)
Proceeds from sale of property / investments	2	4
Cost of business acquisitions and other transactions, net of cash acquired	(45)	(27)
Cost of technology investments	(1)	—
Settlement of derivatives	(9)	1
Net cash used in investing activities	(314)	(394)
Cash flows from financing activities:
Net repayments under other short-term debt agreements	(12)	(200)
Net repayments under other long-term debt agreements	(8)	(20)
Fees related to modification of debt agreements	(6)	(18)
Proceeds from the public offering of ordinary shares, net of issuance costs	—	1,115
Proceeds from the public offering of preferred shares, net of issuance costs	—	1,115
Dividend payments of consolidated affiliates to minority shareholders	—	(6)
Repurchase of ordinary shares	—	(57)
Distribution of mandatory convertible preferred share cash dividends	(32)	—
Distribution of ordinary share cash dividends	—	(56)
Taxes withheld and paid on employees’ restricted share awards	(45)	(33)
Net cash (used in) provided by financing activities	(103)	1,840
Effect of exchange rate fluctuations on cash, cash equivalents and restricted cash	(7)	(13)
Increase in cash, cash equivalents and restricted cash	125	1,488
Cash, cash equivalents and restricted cash at beginning of the period	2,853	429
Cash, cash equivalents and restricted cash at end of the period	$2,978	$1,917
See notes to consolidated financial statements.

APTIV PLC
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)

	Three Months Ended June 30,

	Ordinary Shares		Preferred Shares

	Number of shares	Amount of shares	Number of shares	Amount of shares	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Aptiv Shareholders’ Equity	Noncontrolling Interest	Total Shareholders’ Equity

2021	(in millions)
Balance at March 31, 2021	270	$3	12	$—	$3,881	$4,829	$(636)	$8,077	$199	$8,276
Net income	—	—	—	—	—	163	—	163	3	166
Other comprehensive income	—	—	—	—	—	—	70	70	1	71
Mandatory convertible preferred share cumulative dividends	—	—	—	—	—	(16)	—	(16)	—	(16)
Share-based compensation	1	—	—	—	28	—	—	28	—	28
Balance at June 30, 2021	271	$3	12	$—	$3,909	$4,976	$(566)	$8,322	$203	$8,525

2020
Balance at March 31, 2020	255	$3	—	$—	$1,606	$4,353	$(991)	$4,971	$182	$5,153
Net (loss) income	—	—	—	—	—	(366)	—	(366)	1	(365)
Other comprehensive income	—	—	—	—	—	—	97	97	1	98
Mandatory convertible preferred share cumulative dividends	—	—	—	—	—	(3)	—	(3)	—	(3)
Issuance of ordinary shares	15	—	—	—	1,115	—	—	1,115	—	1,115
Issuance of mandatory convertible preferred shares	—	—	12	—	1,115	—	—	1,115	—	1,115
Share-based compensation	—	—	—	—	13	—	—	13	—	13
Balance at June 30, 2020	270	$3	12	$—	$3,849	$3,984	$(894)	$6,942	$184	$7,126

	Six Months Ended June 30,

	Ordinary Shares		Preferred Shares

	Number of shares	Amount of shares	Number of shares	Amount of shares	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Aptiv Shareholders’ Equity	Noncontrolling Interest	Total Shareholders’ Equity

2021	(in millions)
Balance at January 1, 2021	270	$3	12	$—	$3,897	$4,550	$(545)	$7,905	$195	$8,100
Net income	—	—	—	—	—	458	—	458	8	466
Other comprehensive loss	—	—	—	—	—	—	(21)	(21)	—	(21)
Mandatory convertible preferred share cumulative dividends	—	—	—	—	—	(32)	—	(32)	—	(32)
Taxes withheld on employees’ restricted share award vestings	—	—	—	—	(45)	—	—	(45)	—	(45)
Share-based compensation	1	—	—	—	57	—	—	57	—	57
Balance at June 30, 2021	271	$3	12	$—	$3,909	$4,976	$(566)	$8,322	$203	$8,525

2020
Balance at January 1, 2020	255	$3	—	$—	$1,645	$2,890	$(719)	$3,819	$192	$4,011
Net income (loss)	—	—	—	—	—	1,206	—	1,206	(4)	1,202
Other comprehensive loss	—	—	—	—	—	—	(175)	(175)	(4)	(179)
Dividends on ordinary shares	—	—	—	—	1	(57)	—	(56)	—	(56)
Mandatory convertible preferred share cumulative dividends	—	—	—	—	—	(3)	—	(3)	—	(3)
Taxes withheld on employees’ restricted share award vestings	—	—	—	—	(33)	—	—	(33)	—	(33)
Repurchase of ordinary shares	(1)	—	—	—	(6)	(51)	—	(57)	—	(57)
Issuance of ordinary shares	15	—	—	—	1,115	—	—	1,115	—	1,115
Issuance of mandatory convertible preferred shares	—	—	12	—	1,115	—	—	1,115	—	1,115
Share-based compensation	1	—	—	—	12	—	—	12	—	12
Adjustment for recently adopted accounting pronouncements	—	—	—	—	—	(1)	—	(1)	—	(1)
Balance at June 30, 2020	270	$3	12	$—	$3,849	$3,984	$(894)	$6,942	$184	$7,126
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

2. SIGNIFICANT ACCOUNTING POLICIES
Consolidation—The consolidated financial statements include the accounts of Aptiv and United States (“U.S.”) and non-U.S. subsidiaries in which Aptiv holds a controlling financial or management interest and variable interest entities of which Aptiv has determined that it is the primary beneficiary. Aptiv’s share of the earnings or losses of non-controlled affiliates, over which Aptiv exercises significant influence (generally a 20% to 50% ownership interest), is included in the consolidated operating results using the equity method of accounting. When Aptiv does not have the ability to exercise significant influence (generally when ownership interest is less than 20%), investments in non-consolidated affiliates without readily determinable fair value are measured at cost, less impairments, adjusted for observable price changes in orderly transactions for identical or similar investments of the same issuer, while investments in publicly traded equity securities are measured at fair value based on quoted prices for identical assets on active market exchanges as of each reporting date. The Company monitors its investments in affiliates for indicators of other-than-temporary declines in value on an ongoing basis. If the Company determines that such a decline has occurred, an impairment loss is recorded, which is measured as the difference between carrying value and estimated fair value. Estimated fair value is generally determined using an income approach based on discounted cash flows or negotiated transaction values.
Intercompany transactions and balances between consolidated Aptiv businesses have been eliminated.
During the three months ended June 30, 2021, Aptiv received a dividend of $4 million from one of its equity method investments. The dividend was recognized as a reduction to the investment and represented a return on investment in cash flows from operating activities.
Aptiv’s equity investments without readily determinable fair values totaled $75 million and $113 million as of June 30, 2021 and December 31, 2020, respectively, and are classified within other long-term assets in the consolidated balance sheets. Aptiv’s investments in publicly traded equity securities totaled $49 million as of June 30, 2021 and are classified within other long-term assets in the consolidated balance sheets. There were no publicly traded equity securities held as of December 31, 2020. Refer to Note 17. Acquisitions and Divestitures for additional information regarding Aptiv’s equity investments.
Use of estimates—Preparation of consolidated financial statements in conformity with U.S. GAAP requires the use of estimates and assumptions that affect amounts reported therein. Generally, matters subject to estimation and judgment include amounts related to accounts receivable realization, inventory obsolescence, asset impairments, useful lives of intangible and fixed assets, deferred tax asset valuation allowances, income taxes, pension benefit plan assumptions, accruals related to litigation, warranty costs, environmental remediation costs, contingent consideration arrangements, worker’s compensation accruals and healthcare accruals. Due to the inherent uncertainty involved in making estimates, including the duration and severity of the impacts of the COVID-19 pandemic and the ongoing global supply chain disruptions, actual results reported in future periods may be based upon amounts that differ from those estimates.
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
Restricted cash—Restricted cash includes balances on deposit at financial institutions that have issued letters of credit in favor of Aptiv and cash deposited into escrow accounts. Refer to Note 15. Fair Value of Financial Instruments for further information regarding amounts deposited into an escrow account.
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
Aptiv primarily utilizes historical loss and recovery data, combined with information on current economic conditions and reasonable and supportable forecasts to develop the estimate of the allowance for doubtful accounts in accordance with ASC Topic 326, Financial Instruments – Credit Losses (“ASC 326”). As of June 30, 2021 and December 31, 2020, the Company reported $2,654 million and $2,812 million, respectively, of accounts receivable, net of allowances, which includes the allowance for doubtful accounts of $44 million and $40 million, respectively. Changes in the allowance for doubtful accounts were not material for the six months ended June 30, 2021.
Intangible assets—Intangible assets were $1,021 million and $1,091 million as of June 30, 2021 and December 31, 2020, respectively. Aptiv amortizes definite-lived intangible assets over their estimated useful lives. Aptiv has definite-lived intangible assets related to patents and developed technology, customer relationships and trade names. Indefinite-lived in-process research and development intangible assets are not amortized, but are tested for impairment annually, or more frequently when indicators of potential impairment exist, until the completion or abandonment of the associated research and development efforts. Upon completion of the projects, the assets will be amortized over the expected economic life of the asset, which will be determined on that date. Should the project be determined to be abandoned, and if the asset developed has no alternative use, the full value of the asset will be charged to expense. The Company also has intangible assets related to acquired trade names that are classified as indefinite-lived when there are no foreseeable limits on the periods of time over which they are expected to contribute cash flows. These indefinite-lived trade name assets are tested for impairment annually, or more frequently when indicators of potential impairment exist. Costs to renew or extend the term of acquired intangible assets are recognized as expense as incurred. Amortization expense was $37 million and $74 million for the three and six months ended June 30, 2021, respectively, and $35 million and $71 million for the three and six months ended June 30, 2020, respectively, which includes the impact of any intangible asset impairment charges recorded during the period.

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
The impairment test involves first qualitatively assessing goodwill for impairment. If the qualitative assessment is not met the Company then performs a quantitative assessment by comparing the estimated fair value of each reporting unit to its carrying value, including goodwill. Fair value reflects the price a market participant would be willing to pay in a potential sale of the reporting unit. If the estimated fair value exceeds carrying value, then we conclude that no goodwill impairment has occurred. If the carrying value of the reporting unit exceeds its estimated fair value, the Company recognizes an impairment loss in an amount equal to the excess, not to exceed the amount of goodwill allocated to the reporting unit. The Company qualitatively concluded there were no goodwill impairments during the six months ended June 30, 2021 and 2020. Goodwill was $2,547 million and $2,580 million as of June 30, 2021 and December 31, 2020, respectively.
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

Customer concentrations—As reflected in the table below, net sales to Stellantis N.V. (“Stellantis”), General Motors Company (“GM”) and Volkswagen Group (“VW”), Aptiv’s three largest customers, totaled approximately 29% and 28% of our total net sales for the three and six months ended June 30, 2021, respectively, and 24% and 29% our total net sales for the three and six months ended June 30, 2020, respectively.

	Percentage of Total Net Sales				Accounts Receivable
	Three Months Ended June 30,		Six Months Ended June 30,		June 30, 2021	December 31, 2020
	2021	2020	2021	2020

					(in millions)
Stellantis (1)	11%	7%	11%	11%	$291	$352
GM	8%	5%	8%	8%	204	200
VW	10%	12%	9%	10%	183	216
(1)On January 16, 2021, Fiat Chrysler Automobiles N.V. (“FCA”) and Peugeot Citroën (“PSA”) merged to form a new, combined company (“Stellantis”). Net sales to FCA and PSA before the date of the merger are included in net sales to Stellantis in the table above for the three and six months ended June 30, 2021 and 2020. As of December 31, 2020, accounts receivable due from FCA and PSA are shown on a combined basis as accounts receivable due from Stellantis.
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

3. INVENTORIES
Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or net realizable value, including direct material costs and direct and indirect manufacturing costs. A summary of inventories is shown below:

	June 30, 2021	December 31, 2020

	(in millions)
Productive material	$1,096	$745
Work-in-process	172	111
Finished goods	533	441
Total	$1,801	$1,297

4. ASSETS
Other current assets consisted of the following:

	June 30, 2021	December 31, 2020

	(in millions)
Value added tax receivable	$209	$155
Prepaid insurance and other expenses	65	47
Reimbursable engineering costs	181	169
Notes receivable	8	8
Income and other taxes receivable	57	41
Deposits to vendors	7	5
Derivative financial instruments (Note 14)	63	48
Capitalized upfront fees (Note 20)	32	30
Total	$622	$503

Other long-term assets consisted of the following:

	June 30, 2021	December 31, 2020

	(in millions)
Deferred income taxes, net	$172	$174
Unamortized Revolving Credit Facility debt issuance costs	12	11
Income and other taxes receivable	26	25
Reimbursable engineering costs	171	186
Value added tax receivable	37	29
Equity investments (Note 17)	124	113
Derivative financial instruments (Note 14)	13	22
Capitalized upfront fees (Note 20)	66	86
Other	57	48
Total	$678	$694

5. LIABILITIES
Accrued liabilities consisted of the following:

	June 30, 2021	December 31, 2020

	(in millions)
Payroll-related obligations	$320	$293
Employee benefits, including current pension obligations	66	84
Income and other taxes payable	164	177
Warranty obligations (Note 6)	40	51
Restructuring (Note 7)	62	82
Customer deposits	50	62
Derivative financial instruments (Note 14)	4	8
Accrued interest	46	48
MCPS dividends payable	3	3
Operating lease liabilities	99	100
Other	461	477
Total	$1,315	$1,385
Other long-term liabilities consisted of the following:

	June 30, 2021	December 31, 2020

	(in millions)
Environmental (Note 10)	$4	$4
Extended disability benefits	5	5
Warranty obligations (Note 6)	8	8
Restructuring (Note 7)	32	43
Payroll-related obligations	11	11
Accrued income taxes	155	156
Deferred income taxes, net	210	207
Derivative financial instruments (Note 14)	2	1
Other	94	105
Total	$521	$540

6. WARRANTY OBLIGATIONS
Expected warranty costs for products sold are recognized principally at the time of sale of the product based on an estimate of the amount that eventually will be required to settle such obligations. These accruals are based on factors such as past experience, production changes, industry developments and various other considerations. The estimated costs related to product recalls based on a formal campaign soliciting return of that product are accrued at the time an obligation becomes probable and can be reasonably estimated. These estimates are adjusted from time to time based on facts and circumstances that impact the status of existing claims. Aptiv has recognized its best estimate for its total aggregate warranty reserves, including product recall costs, across all of its operating segments as of June 30, 2021. The Company estimates the reasonably possible amount to ultimately resolve all matters in excess of the recorded reserves as of June 30, 2021 to be zero to $10 million.
The table below summarizes the activity in the product warranty liability for the six months ended June 30, 2021:

Warranty Obligations

(in millions)
Accrual balance at beginning of period	$59
Provision for estimated warranties incurred during the period	15
Changes in estimate for pre-existing warranties	6
Settlements made during the period (in cash or in kind)	(31)
Foreign currency translation and other	(1)
Accrual balance at end of period	$48

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
As part of Aptiv’s continued efforts to optimize its cost structure, it has undertaken several restructuring programs which include workforce reductions as well as plant closures. These programs are primarily focused on the continued rotation of our manufacturing footprint to best cost locations in Europe and on reducing global overhead costs. The Company recorded employee-related and other restructuring charges related to these programs totaling approximately $14 million and $20 million during the three and six months ended June 30, 2021, respectively. None of the Company's individual restructuring programs initiated during the three and six months ended June 30, 2021 were material and there have been no changes in previously initiated programs that have resulted (or are expected to result) in a material change to our restructuring costs. The Company expects to incur additional restructuring costs of approximately $20 million (of which approximately $15 million relates to the Signal and Power Solutions segment and approximately $5 million relates to the Advanced Safety and User Experience segment) for programs approved as of June 30, 2021, which are primarily expected to be incurred within the next twenty-four months.
During the three and six months ended June 30, 2020, Aptiv recorded employee-related and other restructuring charges totaling approximately $72 million and $100 million, respectively, of which $42 million and $51 million, respectively, was recognized for programs implemented in the North America region and $24 million and $35 million, respectively, was recognized for programs implemented in the European region. The charges recorded during the three months ended June 30, 2020 included the recognition of approximately $60 million of employee-related and other costs related to actions taken as a result of the global impacts of the COVID-19 pandemic.
Restructuring charges for employee separation and termination benefits are paid either over the severance period or in a lump sum in accordance with either statutory requirements or individual agreements. Aptiv incurred cash expenditures related to its restructuring programs of approximately $48 million and $87 million in the six months ended June 30, 2021 and 2020, respectively.

The following table summarizes the restructuring charges recorded for the three and six months ended June 30, 2021 and 2020 by operating segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(in millions)
Signal and Power Solutions	$11	$60	$9	$79
Advanced Safety and User Experience	3	12	11	21
Total	$14	$72	$20	$100
The table below summarizes the activity in the restructuring liability for the six months ended June 30, 2021:

	Employee Termination Benefits Liability	Other Exit Costs Liability	Total

	(in millions)
Accrual balance at January 1, 2021	$125	$—	$125
Provision for estimated expenses incurred during the period	20	—	20
Payments made during the period	(48)	—	(48)
Foreign currency and other	(3)	—	(3)
Accrual balance at June 30, 2021	$94	$—	$94

8. DEBT
The following is a summary of debt outstanding, net of unamortized issuance costs and discounts, as of June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020

	(in millions)
4.15%, senior notes, due 2024 (net of $1 and $1 unamortized issuance costs and $1 and $1 discount, respectively)	$698	$698
1.50%, Euro-denominated senior notes, due 2025 (net of $2 and $2 unamortized issuance costs and $1 and $2 discount, respectively)	832	857
4.25%, senior notes, due 2026 (net of $2 and $2 unamortized issuance costs, respectively)	648	648
1.60%, Euro-denominated senior notes, due 2028 (net of $3 and $3 unamortized issuance costs, respectively)	593	612
4.35%, senior notes, due 2029 (net of $2 and $3 unamortized issuance costs, respectively)	298	297
4.40%, senior notes, due 2046 (net of $3 and $3 unamortized issuance costs and $1 and $1 discount, respectively)	296	296
5.40%, senior notes, due 2049 (net of $4 and $4 unamortized issuance costs and $1 and $1 discount, respectively)	345	345
Tranche A Term Loan, due 2026 (net of $2 and $1 unamortized issuance costs, respectively)	311	320
Finance leases and other	26	28
Total debt	4,047	4,101
Less: current portion	(16)	(90)
Long-term debt	$4,031	$4,011
Credit Agreement
Aptiv PLC and its wholly-owned subsidiary Aptiv Corporation entered into a credit agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent (the “Administrative Agent”), under which it maintains senior unsecured credit facilities currently consisting of a term loan (the “Tranche A Term Loan”) and a revolving credit facility of $2 billion (the “Revolving Credit Facility”). During 2020, Aptiv Global Financing Limited (“AGFL”), a wholly-owned Irish subsidiary of Aptiv PLC, executed a joinder agreement to the Credit Agreement, which allows it to act as a borrower under the

Credit Agreement, and a guaranty supplement, under which AGFL guarantees the obligations under the Credit Agreement, subject to certain exceptions.
The Credit Agreement was originally entered into in March 2011 and has been subsequently amended and restated on several occasions, most recently on June 24, 2021. The June 2021 amendment, among other things, (1) refinanced and replaced the existing term loan A and revolver with a new term loan A that matures in five years, and a new five-year revolving credit facility with aggregate commitments of $2 billion, (2) utilized the Company’s existing sustainability-linked metrics and commitments, that, if achieved, would change the facility fee and interest rate margins as described below, (3) removed prior provisions from the May 2020 amendment that had increased the leverage ratio maintenance covenant from 3.5 to 1.0 to 4.5 to 1.0 until July 1, 2021 and restricted dividends and other payments on equity, and (4) includes a financial maintenance covenant that requires the Company to maintain total net leverage (as calculated in accordance with the Credit Agreement) of less than 3.5 to 1.0 (or 4.0 to 1.0 for four full fiscal quarters following completion of material acquisitions, as defined in the Credit Agreement). Losses on modification of debt totaled $1 million and $4 million during the three months ended June 30, 2021 and 2020, respectively, related to the June 2021 amendment and May 2020 amendment. Aptiv paid amendment fees of $6 million and $18 million during the three months ended June 30, 2021 and 2020, respectively, which are reflected as financing activities in the consolidated statements of cash flows.
The Tranche A Term Loan and the Revolving Credit Facility mature on June 24, 2026. Beginning on September 30, 2022, Aptiv is obligated to make quarterly principal payments on the Tranche A Term Loan according to the amortization schedule in the Credit Agreement. The Credit Agreement also contains an accordion feature that permits Aptiv to increase, from time to time, the aggregate borrowing capacity under the Credit Agreement by up to an additional $1 billion upon Aptiv’s request, the agreement of the lenders participating in the increase, and the approval of the Administrative Agent.
As of June 30, 2021, Aptiv had no amounts outstanding under the Revolving Credit Facility and less than $1 million in letters of credit were issued under the Credit Agreement. Letters of credit issued under the Credit Agreement reduce availability under the Revolving Credit Facility.
Loans under the Credit Agreement bear interest, at Aptiv’s option, at either (a) the Administrative Agent’s Alternate Base Rate (“ABR” as defined in the Credit Agreement) or (b) the London Interbank Offered Rate (the “Adjusted LIBO Rate” as defined in the Credit Agreement) (“LIBOR”) plus in either case a percentage per annum as set forth in the table below (the “Applicable Rate”). The June 2021 amendment also contains provisions to facilitate the replacement of the LIBOR-based rate with a Secured Overnight Financing Rate (“SOFR”) based rate upon the discontinuation or unavailability of LIBOR. The Applicable Rates under the Credit Agreement on the specified dates are set forth below:

	June 30, 2021		December 31, 2020
	LIBOR plus	ABR plus	LIBOR plus	ABR plus
Revolving Credit Facility (1)	1.10%	0.10%	1.10%	0.10%
Revolving Credit Facility (2)	N/A	N/A	1.40%	0.40%
Tranche A Term Loan (1)	1.125%	0.125%	1.25%	0.25%
Tranche A Term Loan (2)	N/A	N/A	1.75%	0.75%
(1)Rates as of June 30, 2021 are applicable to balances under the Credit Agreement as amended and restated on June 24, 2021 as described above. Rates as of December 31, 2020 are applicable to principal balances under the Credit Agreement which were not extended as part of the May 2020 amendment.
(2)Rates as of December 31, 2020 are applicable to principal balances under the Credit Agreement which were extended as part of the May 2020 amendment.
Under the June 2021 amendment, the Applicable Rate under the Credit Agreement, as well as the facility fee, may increase or decrease from time to time based on changes in the Company’s credit ratings and whether the Company achieves or fails to achieve certain sustainability-linked targets with respect to greenhouse gas emissions and workplace safety. Such adjustments may be up to 0.04% per annum on interest rate margins on the Revolving Credit Facility, 0.02% per annum on interest rate margins on the Tranche A Term Loan and up to 0.01% per annum on the facility fee. Accordingly, the interest rate is subject to fluctuation during the term of the Credit Agreement based on changes in the ABR, LIBOR, changes in the Company’s corporate credit ratings or whether the Company achieves or fails to achieve its sustainability-linked targets. The Credit Agreement also requires that Aptiv pay certain facility fees on the Revolving Credit Facility, which are also subject to adjustment based on the sustainability-linked targets as described above, and certain letter of credit issuance and fronting fees.
The interest rate period with respect to LIBOR interest rate options can be set at one-, three-, or six-months as selected by Aptiv in accordance with the terms of the Credit Agreement (or other period as may be agreed by the applicable lenders). Aptiv may elect to change the selected interest rate option in accordance with the provisions of the Credit Agreement. As of June 30, 2021, Aptiv selected the one-month LIBOR interest rate option on the Tranche A Term Loan, and the rates effective as of June 30, 2021, as detailed in the table below, were based on the Company’s current credit rating and the Applicable Rate for the

Credit Agreement:

		Borrowings as of
		June 30, 2021	Rates effective as of
	Applicable Rate	(in millions)	June 30, 2021
Tranche A Term Loan	LIBOR plus 1.125%	$313	1.25%
Borrowings under the Credit Agreement are prepayable at Aptiv’s option without premium or penalty.
The Credit Agreement contains certain covenants that limit, among other things, the Company’s (and the Company’s subsidiaries’) ability to incur certain additional indebtedness or liens or to dispose of substantially all of its assets. In addition, under the June 2021 amendment, the Credit Agreement requires that the Company maintain a consolidated leverage ratio (the ratio of Consolidated Total Indebtedness to Consolidated EBITDA, each as defined in the Credit Agreement) of not more than 3.5 to 1.0 (or 4.0 to 1.0 for four full fiscal quarters following completion of material acquisitions, as defined in the Credit Agreement). The Credit Agreement also contains events of default customary for financings of this type. The Company was in compliance with the Credit Agreement covenants as of June 30, 2021.
As of June 30, 2021, all obligations under the Credit Agreement were borrowed by Aptiv Corporation and jointly and severally guaranteed by its direct and indirect parent companies, subject to certain exceptions set forth in the Credit Agreement.
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
Although the specific terms of each indenture governing each series of senior notes vary, the indentures contain certain restrictive covenants, including with respect to Aptiv’s (and Aptiv’s subsidiaries) ability to incur liens, enter into sale and leaseback transactions and merge with or into other entities. As of June 30, 2021, the Company was in compliance with the provisions of all series of the outstanding senior notes.
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
Other Financing
Receivable factoring—Aptiv maintains a €450 million European accounts receivable factoring facility that is available on a committed basis and allows for factoring of receivables denominated in both Euros and U.S. dollars (“USD”). This facility became effective on January 1, 2021 and replaced Aptiv’s previous €300 million European accounts receivable factoring facility. This facility is accounted for as short-term debt and borrowings are subject to the availability of eligible accounts receivable. Collateral is not required related to these trade accounts receivable. The program is for a term of three years, subject to Aptiv’s right to terminate at any time with three months’ notice. After expiration of the three year term, either party can terminate with three months’ notice. Borrowings denominated in Euros under the facility bear interest at the three-month Euro Interbank Offered Rate (“EURIBOR”) plus 0.50% and USD borrowings bear interest at two-month LIBOR plus 0.50%, with borrowings under either denomination carrying a minimum interest rate of 0.20%. As of June 30, 2021, Aptiv had no amounts drawn on the new European accounts receivable factoring facility and as of December 31, 2020, Aptiv had no amounts outstanding on the previous European accounts receivable factoring facility.
Finance leases and other—As of June 30, 2021 and December 31, 2020, approximately $26 million and $28 million, respectively, of other debt primarily issued by certain non-U.S. subsidiaries and finance lease obligations were outstanding.
Interest—Cash paid for interest related to debt outstanding totaled $75 million and $84 million for the six months ended June 30, 2021 and 2020, respectively.
Letter of credit facilities—In addition to the letters of credit issued under the Credit Agreement, Aptiv had approximately $3 million and $2 million outstanding through other letter of credit facilities as of June 30, 2021 and December 31, 2020, respectively, primarily to support arrangements and other obligations at certain of its subsidiaries.

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
The amounts shown below reflect the defined benefit pension expense for the three and six months ended June 30, 2021 and 2020:

	Non-U.S. Plans		U.S. Plans

	Three Months Ended June 30,
	2021	2020	2021	2020

	(in millions)
Service cost	$5	$5	$—	$—
Interest cost	5	5	—	—
Expected return on plan assets	(5)	(4)	—	—
Curtailment loss	5	—	—	—
Amortization of actuarial losses	3	3	1	1
Net periodic benefit cost	$13	$9	$1	$1

	Non-U.S. Plans		U.S. Plans

	Six Months Ended June 30,
	2021	2020	2021	2020

	(in millions)
Service cost	$10	$10	$—	$—
Interest cost	10	11	—	—
Expected return on plan assets	(10)	(9)	—	—
Curtailment loss	5	—	—	—
Amortization of actuarial losses	8	7	1	1
Net periodic benefit cost	$23	$19	$1	$1
Other postretirement benefit obligations were approximately $1 million and $1 million at June 30, 2021 and December 31, 2020, respectively.

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
Matters Related to Global Supply Chain Disruptions
Due to various factors, there are currently global supply chain disruptions, including a worldwide semiconductor supply shortage. The semiconductor supply shortage, due in part to increased demand across multiple industries, is impacting production in automotive and other industries. We anticipate these supply chain disruptions will persist throughout much of the remainder of 2021. We, along with most automotive component supply companies that use semiconductors, have been unable to fully meet the vehicle production demands of OEMs because of events which are outside our control, including but not limited to, the COVID-19 pandemic, the global semiconductor shortage, fires in our suppliers’ facilities, unprecedented weather events in the southwestern United States, and other extraordinary events. Although we are working closely with suppliers and customers to minimize any potential adverse impacts of these events, some of our customers have indicated that they expect us to bear at least some responsibility for their lost production and other costs. While no assurances can be made as to the ultimate outcome of these customer expectations or any other future claims, we do not currently believe a loss is probable, and accordingly, no reserve has been made as of June 30, 2021. We will continue to actively monitor all direct and indirect potential impacts of these supply chain disruptions, and will seek to aggressively mitigate and minimize their impact on our business.
Brazil Matters
Aptiv conducts business operations in Brazil that are subject to the Brazilian federal labor, social security, environmental, tax and customs laws, as well as a variety of state and local laws. While Aptiv believes it complies with such laws, they are complex, subject to varying interpretations, and the Company is often engaged in litigation with government agencies regarding the application of these laws to particular circumstances. As of June 30, 2021, the majority of claims asserted against Aptiv in Brazil relate to such litigation. The remaining claims in Brazil relate to commercial and labor litigation with private parties. As of June 30, 2021, claims totaling approximately $110 million (using June 30, 2021 foreign currency rates) have been asserted against Aptiv in Brazil. As of June 30, 2021, the Company maintains accruals for these asserted claims of $20 million (using June 30, 2021 foreign currency rates). The amounts accrued represent claims that are deemed probable of loss and are reasonably estimable based on the Company’s analyses and assessment of the asserted claims and prior experience with similar matters. While the Company believes its accruals are adequate, the final amounts required to resolve these matters could differ materially from the Company’s recorded estimates and Aptiv’s results of operations could be materially affected. The Company estimates the reasonably possible loss in excess of the amounts accrued related to these claims to be zero to $90 million.
Environmental Matters
Aptiv is subject to the requirements of U.S. federal, state, local and non-U.S. environmental and safety and health laws and regulations. As of June 30, 2021 and December 31, 2020, the undiscounted reserve for environmental investigation and remediation recorded in other long-term liabilities was approximately $4 million and $4 million, respectively. Aptiv cannot ensure that environmental requirements will not change or become more stringent over time or that its eventual environmental remediation costs and liabilities will not exceed the amount of its current reserves. In the event that such liabilities were to significantly exceed the amounts recorded, Aptiv’s results of operations could be materially affected. At June 30, 2021, the difference between the recorded liabilities and the reasonably possible range of potential loss was not material.

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
The Company’s income tax expense (benefit) and effective tax rate for the three and six months ended June 30, 2021 and 2020 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(dollars in millions)
Income tax expense (benefit)	$28	$(14)	$76	$(4)
Effective tax rate	11%	4%	12%	0%

The Company’s tax rate is affected by the fact that its parent entity is an Irish resident taxpayer, the tax rates in Ireland and other jurisdictions in which the Company operates, the relative amount of income earned by jurisdiction and the relative amount of losses or income for which no tax benefit or expense was recognized due to a valuation allowance. Due to the COVID-19 pandemic, losses for which no tax benefit was recognized were higher in the three and six months ended June 30, 2020 as compared to the same periods in the current year. The Company’s effective tax rate is also impacted by the receipt of certain tax incentives and holidays that reduce the effective tax rate for certain subsidiaries below the statutory rate.
The Company’s effective tax rate for the three and six months ended June 30, 2021 also includes net discrete tax benefits of $3 million and $4 million, respectively, primarily related to changes in accruals for unremitted earnings, provision to return adjustments, changes in reserves and the impact of a tax rate change. The effective tax rate for the three and six months ended June 30, 2020 includes net discrete tax benefits of $3 million and $6 million, respectively, primarily related to changes in reserves, changes in accruals for unremitted earnings and provision to return adjustments. Also included as a discrete item in the effective tax rate for the six months ended June 30, 2020 is the beneficial impact from the gain on the autonomous driving joint venture. The tax expense associated with the gain was insignificant as Aptiv’s aggregate autonomous driving assets were exempt from capital gains tax in the jurisdiction from which they were sold. The aggregate autonomous driving assets had been acquired, purchased or developed in taxable transactions in prior periods and reflect changes made to the corporate entity operating structure for intellectual property following the Separation of its former Powertrain Systems segment.
Aptiv PLC is an Irish resident taxpayer and not a domestic corporation for U.S. federal income tax purposes. As such, it is not subject to U.S. tax on remitted foreign earnings and, as a result of its capital structure, is also generally not subject to Irish tax on the repatriation of foreign earnings.
Cash paid or withheld for income taxes was $93 million and $54 million for the six months ended June 30, 2021 and 2020, respectively.

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
Net Income (Loss) Per Share
Basic net income (loss) per share is computed by dividing net income (loss) attributable to ordinary shareholders by the weighted average number of ordinary shares outstanding during the period. Diluted net income (loss) per share reflects the weighted average dilutive impact of all potentially dilutive securities from the date of issuance and is computed using the treasury stock and if-converted methods. The if-converted method is used to determine if the impact of the conversion of the MCPS into ordinary shares is more dilutive than the MCPS dividends to net income (loss) per share. If so, the MCPS are assumed to have been converted at the later of the beginning of the period or the time of issuance, and the resulting ordinary shares are included in the denominator and the MCPS dividends are added back to the numerator. Unless otherwise noted, share and per share amounts included in these notes are on a diluted basis. For the three and six months ended June 30, 2021, the impact of the MCPS calculated under the if-converted method was anti-dilutive, and as such 12.37 million and 12.37 million ordinary shares underlying the MCPS, respectively, were excluded from the diluted net income per share calculation. For the three months ended June 30, 2020, the impact of the MCPS calculated under the if-converted method was anti-dilutive, and as such 3.14 million ordinary shares underlying the MCPS were excluded from the diluted net loss per share calculation. For the six months ended June 30, 2020, the calculation of net income per share includes the dilutive impacts of the MCPS under the if-converted method. For all periods presented, the calculation of net income (loss) per share also contemplates the dilutive impacts, if any, of the Company’s share-based compensation plans. Refer to Note 18. Share-Based Compensation for additional information.
Weighted Average Shares
The following table illustrates net income (loss) per share attributable to ordinary shareholders and the weighted average shares outstanding used in calculating basic and diluted income (loss) per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(in millions, except per share data)
Numerator, basic:
Net income (loss) attributable to ordinary shareholders	$147	$(369)	$426	$1,203
Numerator, diluted:
Net income (loss) attributable to Aptiv	$163	$(366)	$458	$1,206
MCPS dividends (1)	(16)	(3)	(32)	—
Numerator, diluted	$147	$(369)	$426	$1,206
Denominator:
Weighted average ordinary shares outstanding, basic	270.49	258.03	270.40	256.77
Dilutive shares related to restricted stock units (“RSUs”)	0.57	0.18	0.70	0.25
Weighted average MCPS Converted Shares (1)	—	—	—	1.57
Weighted average ordinary shares outstanding, including dilutive shares	271.06	258.21	271.10	258.59

Net income (loss) per share attributable to ordinary shareholders:
Basic	$0.54	$(1.43)	$1.58	$4.69
Diluted	$0.54	$(1.43)	$1.57	$4.66
(1)For purposes of calculating net income (loss) per share under the if-converted method, the Company has included the impact of the MCPS dividends for the three and six months ended June 30, 2021, as well as for the three months ended June 30, 2020 as the impact was more dilutive to net income (loss) per share than the impact of assuming the conversion of the MCPS into ordinary shares on a weighted average basis. The Company has excluded the impact of the MCPS dividends for the six months ended June 30, 2020, as the assumed conversion of the MCPS into ordinary shares on a weighted average basis was more dilutive than the impact of the MCPS dividends.
Share Repurchase Programs
In April 2016, the Board of Directors authorized a share repurchase program of up to $1.5 billion of ordinary shares, which commenced in September 2016. This share repurchase program provides for share purchases in the open market or in privately negotiated transactions, depending on share price, market conditions and other factors, as determined by the Company.
There were no shares repurchased during the three and six months ended June 30, 2021 as well as for the three months ended June 30, 2020. A summary of the ordinary shares repurchased during the six months ended June 30, 2020 is as follows:

Total number of shares repurchased	1,059,075
Average price paid per share	$53.73
Total (in millions)	$57

As of June 30, 2021, approximately $13 million of share repurchases remained available under the April 2016 share repurchase program, which is in addition to the share repurchase program of up to $2.0 billion that was previously announced in January 2019. This program, which will commence following the completion of the April 2016 share repurchase program, provides for share purchases in the open market or in privately negotiated transactions, depending on share price, market conditions and other factors, as determined by the Company. All repurchased shares were retired, and are reflected as a reduction of ordinary share capital for the par value of the shares, with the excess applied as reductions to additional paid-in-capital and retained earnings.
Dividends
The Company has declared and paid cash dividends per ordinary and preferred share during the periods presented as follows:

	Ordinary Shares		Preferred Shares
	Dividend	Amount	Dividend	Amount
	Per Share	(in millions)	Per Share	(in millions)
2021:
Second quarter	$—	$—	$1.38	$16
First quarter	—	—	1.38	16
Total	$—	$—	$2.76	$32
2020:
Fourth quarter	$—	$—	$1.38	$16
Third quarter	—	—	1.42	16
Second quarter	—	—	—	—
First quarter	0.22	56	—	—
Total	$0.22	$56	$2.80	$32

13. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The changes in accumulated other comprehensive income (loss) attributable to Aptiv (net of tax) for the three and six months ended June 30, 2021 and 2020 are shown below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(in millions)
Foreign currency translation adjustments:
Balance at beginning of period	$(536)	$(723)	$(445)	$(597)
Aggregate adjustment for the period (1)	42	18	(49)	(108)
Balance at end of period	(494)	(705)	(494)	(705)

Gains (losses) on derivatives:
Balance at beginning of period	33	(140)	40	13
Other comprehensive income (loss) before reclassifications (nil net tax effect for all periods presented)	25	54	37	(95)
Reclassification to income (nil net tax effect for all periods presented)	(20)	22	(39)	18
Balance at end of period	38	(64)	38	(64)

Pension and postretirement plans:
Balance at beginning of period	(133)	(128)	(140)	(135)
Other comprehensive income before reclassifications (net tax expense (benefit) of $1, $0, ($1) and ($1))	15	—	18	4
Reclassification to income (net tax benefit of $1, $1, $2 and $2)	8	3	12	6
Balance at end of period	(110)	(125)	(110)	(125)

Accumulated other comprehensive loss, end of period	$(566)	$(894)	$(566)	$(894)
(1)Includes losses of $19 million and gains $44 million for the three and six months ended June 30, 2021, respectively, and losses of $8 million and $2 million for the three and six months ended June 30, 2020, respectively, related to non-derivative net investment hedges. Refer to Note 14. Derivatives and Hedging Activities for further description of these hedges.

Reclassifications from accumulated other comprehensive income (loss) to income for the three and six months ended June 30, 2021 and 2020 were as follows:

Reclassification Out of Accumulated Other Comprehensive Income (Loss)
Details About Accumulated Other Comprehensive Income Components	Three Months Ended June 30,		Six Months Ended June 30,		Affected Line Item in the Statements of Operations
	2021	2020	2021	2020

	(in millions)
Gains (losses) on derivatives:
Commodity derivatives	$20	$(8)	$39	$(11)	Cost of sales
Foreign currency derivatives	—	(14)	—	(7)	Cost of sales
	20	(22)	39	(18)	Income (loss) before income taxes
	—	—	—	—	Income tax (expense) benefit
	20	(22)	39	(18)	Net income (loss)
	—	—	—	—	Net income attributable to noncontrolling interest
	$20	$(22)	$39	$(18)	Net income (loss) attributable to Aptiv

Pension and postretirement plans:
Actuarial losses	$(4)	$(4)	$(9)	$(8)	Other (expense) income, net (1)
Curtailment loss	(5)	—	(5)	—	Other (expense) income, net (1)
	(9)	(4)	(14)	(8)	Income (loss) before income taxes
	1	1	2	2	Income tax (expense) benefit
	(8)	(3)	(12)	(6)	Net income (loss)
	—	—	—	—	Net income attributable to noncontrolling interest
	$(8)	$(3)	$(12)	$(6)	Net income (loss) attributable to Aptiv

Total reclassifications for the period	$12	$(25)	$27	$(24)
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

As of June 30, 2021, the Company had the following outstanding notional amounts related to commodity and foreign currency forward and option contracts designated as cash flow hedges that were entered into to hedge forecasted exposures:

Commodity	Quantity Hedged	Unit of Measure	Notional Amount (Approximate USD Equivalent)

	(in thousands)		(in millions)
Copper	74,033	pounds	$325

Foreign Currency	Quantity Hedged	Unit of Measure	Notional Amount (Approximate USD Equivalent)

	(in millions)
Mexican Peso	14,868	MXN	$750
Chinese Yuan Renminbi	2,458	RMB	380
Euro	187	EUR	225
Polish Zloty	542	PLN	145
Hungarian Forint	9,743	HUF	35
As of June 30, 2021, Aptiv has entered into derivative instruments to hedge cash flows extending out to June 2023.
Gains and losses on derivatives qualifying as cash flow hedges are recorded in accumulated OCI, to the extent that hedges are effective, until the underlying transactions are recognized in earnings. Unrealized amounts in accumulated OCI will fluctuate based on changes in the fair value of hedge derivative contracts at each reporting period. Net gains on cash flow hedges included in accumulated OCI as of June 30, 2021 were $68 million (approximately $68 million, net of tax). Of this total, approximately $58 million of gains are expected to be included in cost of sales within the next 12 months and approximately $10 million of gains are expected to be included in cost of sales in subsequent periods. Cash flow hedges are discontinued when Aptiv determines it is no longer probable that the originally forecasted transactions will occur. Cash flows from derivatives used to manage commodity and foreign exchange risks designated as cash flow hedges are classified as operating activities within the consolidated statements of cash flows.
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
The Company has entered into a series of forward contracts, each of which were designated as net investment hedges of the foreign currency exposure of the Company’s investments in certain Chinese Yuan Renminbi (“RMB”)-denominated subsidiaries. During the six months ended June 30, 2021 and 2020, the Company paid $9 million and received $1 million, respectively, at settlement related to this series of forward contracts which matured during the period. In June 2021, the Company entered into forward contracts with a total notional amount of 2.6 billion RMB (approximately $410 million, using June 30, 2021 foreign currency rates), which matures in September 2021. Refer to the tables below for details of the fair value recorded in the consolidated balance sheets and the effects recorded in the consolidated statements of operations and consolidated statements of comprehensive income related to these derivative instruments.
The Company has designated the €700 million 2015 Euro-denominated Senior Notes and the €500 million 2016 Euro-denominated Senior Notes, as more fully described in Note 8. Debt, as net investment hedges of the foreign currency exposure of its investments in certain Euro-denominated subsidiaries. Due to changes in the value of the Euro-denominated debt instruments designated as net investment hedges, during the three and six months ended June 30, 2021, $19 million of losses and $44 million of gains, respectively, were recognized within the cumulative translation adjustment component of OCI. During the three and six months ended June 30, 2020, $8 million and $2 million of losses, respectively, were recognized within the cumulative translation adjustment component of OCI.
Included in accumulated OCI related to these net investment hedges were cumulative losses of $109 million and $153 million as of June 30, 2021 and December 31, 2020, respectively.

Derivatives Not Designated as Hedges
In certain occasions the Company enters into certain foreign currency and commodity contracts that are not designated as hedges. When hedge accounting is not applied to derivative contracts, gains and losses are recorded to other income (expense), net and cost of sales in the consolidated statements of operations.
Fair Value of Derivative Instruments in the Balance Sheet
The fair value of derivative financial instruments recorded in the consolidated balance sheets as of June 30, 2021 and December 31, 2020 are as follows:

	Asset Derivatives		Liability Derivatives		Net Amounts of Assets and (Liabilities) Presented in the Balance Sheet
	Balance Sheet Location	June 30, 2021	Balance Sheet Location	June 30, 2021	June 30, 2021

	(in millions)
Derivatives designated as cash flow hedges:
Commodity derivatives	Other current assets	$40	Accrued liabilities	$—
Foreign currency derivatives*	Other current assets	26	Other current assets	9	$17
Foreign currency derivatives*	Accrued liabilities	3	Accrued liabilities	7	(4)
Commodity derivatives	Other long-term assets	10	Other long-term liabilities	—
Foreign currency derivatives*	Other long-term assets	4	Other long-term assets	1	3
Foreign currency derivatives*	Other long-term liabilities	2	Other long-term liabilities	4	(2)
Derivatives designated as net investment hedges:
Foreign currency derivatives	Other current assets	1	Accrued liabilities	—
Total derivatives designated as hedges		$86		$21

Derivatives not designated:
Commodity derivatives	Other current assets	$5	Accrued liabilities	$—
Total derivatives not designated as hedges		$5		$—

	Asset Derivatives		Liability Derivatives		Net Amounts of Assets and (Liabilities) Presented in the Balance Sheet
	Balance Sheet Location	December 31, 2020	Balance Sheet Location	December 31, 2020	December 31, 2020

	(in millions)
Derivatives designated as cash flow hedges:
Commodity derivatives	Other current assets	$26	Accrued liabilities	$—
Foreign currency derivatives*	Other current assets	24	Other current assets	5	$19
Foreign currency derivatives*	Accrued liabilities	7	Accrued liabilities	13	(6)
Commodity derivatives	Other long-term assets	9	Other long-term liabilities	—
Foreign currency derivatives*	Other long-term assets	17	Other long-term assets	4	13
Foreign currency derivatives*	Other long-term liabilities	—	Other long-term liabilities	1	(1)
Derivatives designated as net investment hedges:
Foreign currency derivatives	Other current assets	—	Accrued liabilities	2
Total derivatives designated as hedges		$83		$25

Derivatives not designated:
Foreign currency derivatives*	Other current assets	$3	Other current assets	$—	3
Total derivatives not designated as hedges		$3		$—
*    Derivative instruments within this category are subject to master netting arrangements and are presented on a net basis in the consolidated balance sheets in accordance with accounting guidance related to the offsetting of amounts related to certain contracts.
The fair value of Aptiv’s derivative financial instruments was in a net asset position as of June 30, 2021 and December 31, 2020.
Effect of Derivatives on the Statements of Operations and Statements of Comprehensive Income
The pre-tax effect of derivative financial instruments in the consolidated statements of operations and consolidated statements of comprehensive income for the three and six months ended June 30, 2021 and 2020 is as follows:

Three Months Ended June 30, 2021	Gain (Loss) Recognized in OCI	Gain Reclassified from OCI into Income

	(in millions)
Derivatives designated as cash flow hedges:
Commodity derivatives	$17	$20
Foreign currency derivatives	16	—
Derivatives designated as net investment hedges:
Foreign currency derivatives	(8)	—
Total	$25	$20

Gain Recognized in Income

(in millions)
Derivatives not designated:
Foreign currency derivatives	$—
Total	$—

Three Months Ended June 30, 2020	Gain Recognized in OCI	Loss Reclassified from OCI into Income

	(in millions)
Derivatives designated as cash flow hedges:
Commodity derivatives	$28	$(8)
Foreign currency derivatives	26	(14)
Derivatives designated as net investment hedges:
Foreign currency derivatives	—	—
Total	$54	$(22)

Loss Recognized in Income

(in millions)
Derivatives not designated:
Foreign currency derivatives	$(2)
Total	$(2)

Six Months Ended June 30, 2021	Gain (Loss) Recognized in OCI	Gain Reclassified from OCI into Income

	(in millions)
Derivatives designated as cash flow hedges:
Commodity derivatives	$51	$39
Foreign currency derivatives	(7)	—
Derivatives designated as net investment hedges:
Foreign currency derivatives	(7)	—
Total	$37	$39

Gain (Loss) Recognized in Income

(in millions)
Derivatives not designated:
Commodity derivatives	$1
Foreign currency derivatives	(2)
Total	$(1)

Six Months Ended June 30, 2020	(Loss) Gain Recognized in OCI	Loss Reclassified from OCI into Income

	(in millions)
Derivatives designated as cash flow hedges:
Commodity derivatives	$(11)	$(11)
Foreign currency derivatives	(85)	(7)
Derivatives designated as net investment hedges:
Foreign currency derivatives	1	—
Total	$(95)	$(18)

Loss Recognized in Income

(in millions)
Derivatives not designated:
Foreign currency derivatives	$(4)
Total	$(4)

The gain or loss recognized in income for designated and non-designated derivative instruments was recorded to cost of sales and other income (expense), net in the consolidated statements of operations for the three and six months ended June 30, 2021 and 2020, respectively.

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
As of June 30, 2021 and December 31, 2020, Aptiv was in a net derivative asset position of $70 million and $61 million, respectively, and no significant adjustments were recorded for nonperformance risk based on the application of peer companies’ CDS rates, evaluation of our own nonperformance risk and because Aptiv’s exposures were to counterparties with investment grade credit ratings. Refer to Note 14. Derivatives and Hedging Activities for further information regarding derivatives.
Contingent consideration—The liability for contingent consideration is estimated as of the date of the acquisition and is recorded as part of the purchase price, and is subsequently re-measured to fair value at each reporting date, based on a probability-weighted analysis using a rate that reflects the uncertainty surrounding the expected outcomes, which the Company believes is appropriate and representative of market participant assumptions. The measurement of the liability for contingent consideration is based on significant inputs that are not observable in the market, and is therefore classified as a Level 3 measurement in accordance with ASC Topic 820-10-35. Examples of utilized unobservable inputs are estimated future earnings or milestone achievements of the acquired businesses and applicable discount rates. The estimate of the liability may fluctuate if there are changes in the actual or forecasted inputs utilized or in the discount rates used to determine the present value of contingent future cash flows. The Company regularly reviews these assumptions and makes adjustments to the fair value measurements as required by facts and circumstances. As of June 30, 2021, the Company has determined that all earn-out provisions have been achieved under existing agreements.
As of June 30, 2021 and December 31, 2020, the liability for contingent consideration classified within other current liabilities was $52 million and $52 million, respectively, representing the maximum required amounts to be paid under existing agreements. Adjustments to this liability for interest accretion are recognized in interest expense, and any other changes in the fair value of this liability are recognized within other income (expense), net in the consolidated statements of operations.
There were no changes in the contingent consideration liability classified as a Level 3 measurement during the six months ended June 30, 2021.
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
Publicly traded equity securities—All publicly traded equity securities are reported at fair value as of each reporting date. The measurement of the asset is based on quoted prices for identical assets on active market exchanges. Gains and losses from changes in the fair value of these securities are recorded within other income (expense), net on the consolidated statement of operations.

As of June 30, 2021 and December 31, 2020, Aptiv had the following assets measured at fair value on a recurring basis:

	Total	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3

	(in millions)
As of June 30, 2021:
Commodity derivatives	$55	$—	$55	$—
Foreign currency derivatives	21	—	21	—
Publicly traded equity securities	49	49	—	—
Total	$125	$49	$76	$—
As of December 31, 2020:
Commodity derivatives	$35	$—	$35	$—
Foreign currency derivatives	35	—	35	—
Total	$70	$—	$70	$—
As of June 30, 2021 and December 31, 2020, Aptiv had the following liabilities measured at fair value on a recurring basis:

	Total	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3

	(in millions)
As of June 30, 2021:
Foreign currency derivatives	$6	$—	$6	$—
Contingent consideration	52	—	—	52
Total	$58	$—	$6	$52
As of December 31, 2020:
Foreign currency derivatives	$9	$—	$9	$—
Contingent consideration	52	—	—	52
Total	$61	$—	$9	$52
Non-derivative financial instruments—Aptiv’s non-derivative financial instruments include cash and cash equivalents, accounts and notes receivable, accounts payable, as well as debt, which consists of its accounts receivable factoring arrangement, finance leases and other debt issued by Aptiv’s non-U.S. subsidiaries, the Revolving Credit Facility, the Tranche A Term Loan and all series of outstanding senior notes. The fair value of debt is based on quoted market prices for instruments with public market data or significant other observable inputs for instruments without a quoted public market price (Level 2). As of June 30, 2021 and December 31, 2020, total debt was recorded at $4,047 million and $4,101 million, respectively, and had estimated fair values of $4,501 million and $4,490 million, respectively. For all other financial instruments recorded at June 30, 2021 and December 31, 2020, fair value approximates book value.
Fair Value Measurements on a Nonrecurring Basis
In addition to items that are measured at fair value on a recurring basis, Aptiv also has items in its balance sheet that are measured at fair value on a nonrecurring basis. As these items are not measured at fair value on a recurring basis, they are not included in the tables above. Nonfinancial assets and liabilities that are measured at fair value on a nonrecurring basis include certain long-lived assets, equity investments without readily determinable fair values, intangible assets, asset retirement obligations, share-based compensation and liabilities for exit or disposal activities measured at fair value upon initial recognition. Aptiv recorded no non-cash asset impairment charges during the three and six months ended June 30, 2021. Aptiv recorded non-cash asset impairment charges totaling $4 million for the three months ended June 30, 2020, within cost of sales related to declines in the fair values of certain fixed assets. Fair value of long-lived and intangible assets is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved and a review of appraisals or other market indicators and management estimates. As such, Aptiv has determined that the fair value measurements of long-lived and intangible assets fall in Level 3 of the fair value hierarchy.

16. OTHER INCOME, NET
Other income (expense), net included:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(in millions)
Interest income	$2	$1	$5	$4
Loss on modification of debt	(1)	(4)	(1)	(4)
Components of net periodic benefit cost other than service cost (Note 9)	(9)	(5)	(14)	(10)
Gain on change in fair value of publicly traded equity securities	9	—	9	—
Other, net	(1)	2	2	3
Other (expense) income, net	$—	$(6)	$1	$(7)
During the three months ended June 30, 2021, an unrealized gain of $9 million was recognized for publicly traded equity securities still held as of June 30, 2021. Also, as further discussed in Note 8. Debt, during the three months ended June 30, 2021, Aptiv recorded a loss on debt modification of $1 million in conjunction with the June 2021 amendment to the Credit Agreement.
As further discussed in Note 8. Debt, during the three months ended June 30, 2020, Aptiv recorded a loss on debt modification of $4 million, in conjunction with the May 2020 amendment to the Credit Agreement.

17. ACQUISITIONS AND DIVESTITURES
Acquisition of Ulti-Mate Connector, Inc.
On April 30, 2021, Aptiv acquired certain assets of Ulti-Mate Connector, Inc. (“Ulti-Mate”), a manufacturer of miniature and micro-miniature connectors and cable assemblies, for total consideration of $45 million, net of cash acquired. The results of the operations of Ulti-Mate are reported within the Signal and Power Solutions segment from the date of acquisition. The Company acquired Ulti-Mate utilizing cash on hand.
The acquisition was accounted for as a business combination, with the total purchase price allocated on a preliminary basis using information available, in the second quarter of 2021. The preliminary purchase price and related allocation to the acquired net assets of Ulti-Mate based on their estimated fair values is shown below (in millions):
Assets acquired and liabilities assumed

Purchase price, cash consideration, net of cash acquired	$45

Intangible assets	$17
Other assets, net	5
Identifiable net assets acquired	22
Goodwill resulting from purchase	23
Total purchase price allocation	$45
Intangible assets primarily include amounts recognized for the fair value of customer-based assets, which will be amortized over their estimated useful lives of approximately 9 years. The estimated fair value of these assets was based on third-party valuations and management’s estimates, generally utilizing income and market approaches. Goodwill recognized in this transaction is primarily attributable to synergies expected to arise after the acquisition, and an insignificant portion of the goodwill is expected to be deductible for tax purposes.
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
Intangible assets primarily include amounts recognized for the fair value of customer-based assets, which will be amortized over their estimated useful lives of approximately 9 years. The estimated fair value of these assets was based on third-party valuations and management’s estimates, generally utilizing income and market approaches. Goodwill recognized in this transaction is primarily attributable to synergies expected to arise after the acquisition and the assembled workforce of Dynawave, and an insignificant portion of the goodwill is expected to be deductible for tax purposes.
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
Technology Investments
The Company has made technology investments in certain non-consolidated affiliates for ownership interests of less than 20%, as described in Note 2. Significant Accounting Policies. Certain of these investments do not have readily determinable fair values and are measured at cost, less impairments, adjusted for observable price changes in orderly transactions for identical or similar investments of the same issuer. The Company also holds technology investments in publicly traded equity securities. These investments are measured at fair value based on quoted prices for identical assets on active market exchanges.
The following is a summary of technology investments, which are classified within other long-term assets in the consolidated balance sheets, as of June 30, 2021 and December 31, 2020:

Investment Name	Segment	June 30, 2021	December 31, 2020
		(in millions)
Krono-Safe, SAS	Advanced Safety and User Experience	$6	$6
Affectiva, Inc.	Advanced Safety and User Experience	—	15
Innoviz Technologies	Advanced Safety and User Experience	—	25
LeddarTech, Inc.	Advanced Safety and User Experience	10	10
Valens Semiconductor Ltd.	Signal and Power Solutions	10	10
Otonomo Technologies Ltd.	Advanced Safety and User Experience	37	37
Quanergy Systems, Inc	Advanced Safety and User Experience	6	6
Publicly traded equity securities	Advanced Safety and User Experience	49	—
Other investments	Advanced Safety and User Experience	6	4
Total		$124	$113

In April 2021, Innoviz Technologies (“Innoviz”) merged with a publicly traded Special Purpose Acquisition Company (“SPAC”) and shares of Innoviz began trading on the Nasdaq Capital Market under the symbol INVZ. As part of the SPAC merger, our preferred shares in Innoviz were converted into Innoviz ordinary shares. Following this conversion, the fair value of the Innoviz investment is measured on a recurring basis, with changes in fair value recorded to other income (expense), net. As of June 30, 2021, Aptiv’s shares of Innoviz were valued at $34 million and are included within publicly traded equity securities in the table above.
In June 2021, Affectiva, Inc. (“Affectiva”) was acquired by Smart Eye AB (“Smart Eye”), which is publicly traded on the Nasdaq Stockholm AB stock exchange. As part of the acquisition, Aptiv received shares of Smart Eye in exchange for Aptiv’s Affectiva preferred shares. Following the acquisition, the fair value of Aptiv’s Smart Eye investment is measured on a recurring basis, with changes in fair value recorded to other income (expense), net. As of June 30, 2021, Aptiv’s shares of Smart Eye were valued at $15 million and are included within publicly traded equity securities in the table above.
There were no other material transactions, events or changes in circumstances requiring an impairment or an observable price change adjustment to our investments without readily determinable fair value. The Company continues to monitor these investments to identify potential transactions which may indicate an impairment or an observable price change requiring an adjustment to its carrying value.
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
The Company’s investment in the joint venture is accounted for using the equity method of accounting and Aptiv recognized an equity loss of $55 million and $100 million, net of tax, during the three and six months ended June 30, 2021, respectively, and $21 million and $22 million, net of tax, during the three and six months ended June 30, 2020, respectively. The pre-tax loss of Aptiv’s autonomous driving operations that were contributed to the joint venture on March 26, 2020, included within Aptiv’s consolidated operating results, was $41 million for the six months ended June 30, 2020.

Motional Lease Agreement
Upon closing of the transaction, Aptiv agreed to sublease certain office space to Motional, which has a remaining lease term of approximately 8 years as of June 30, 2021. Total income under the agreement was $1 million and $2 million during the three and six months ended June 30, 2021, respectively, and $1 million and $1 million during the three and six months ended June 30, 2020, respectively. The sublease income and Aptiv’s associated operating lease cost are recorded to cost of sales in the consolidated statement of operations. The Company believes the terms of the lease agreement have not significantly been affected by the fact the Company and the lessee are related parties.

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
Board of Director Awards
Aptiv has granted RSUs to the Board of Directors as detailed in the table below:

Grant Date	RSUs granted	Grant Date Fair Value (1)	Vesting Date	Shares Issued Upon Vesting	Fair Value of Shares at Issuance	Shares Withheld to Cover Withholding Taxes
(dollars in millions)
April 2021	17,589	$3	April 2022	N/A	N/A	N/A
April 2020	48,745	3	April 2021	41,896	$6	6,849
April 2019	20,765	2	April 2020	23,816	1	2,041
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
The details of the shares issued upon vesting of the executive grants are as follows:

	Time-Based Awards			Performance-Based Awards
Vesting Date	Ordinary Shares Issued Upon Vesting	Fair Value of Shares at Issuance	Ordinary Shares Withheld to Cover Withholding Taxes	Ordinary Shares Issued Upon Vesting	Fair Value of Shares at Issuance	Ordinary Shares Withheld to Cover Withholding Taxes
		(in millions)			(in millions)
Q1 2021	449,426	$67	177,825	288,074	$43	121,609
Q1 2020	468,240	37	181,495	580,390	45	243,080
A summary of RSU activity, including award grants, vesting and forfeitures is provided below:

	RSUs	Weighted Average Grant Date Fair Value
	(in thousands)
Nonvested, January 1, 2021	1,786	$102.95
Granted	575	160.28
Vested	(497)	79.97
Forfeited	(89)	110.31
Nonvested, June 30, 2021	1,775	127.61
Aptiv recognized compensation expense of $28 million ($28 million, net of tax) and $13 million ($13 million, net of tax) based on the Company’s best estimate of ultimate performance against the respective targets during the three months ended June 30, 2021 and 2020, respectively. Aptiv recognized share-based compensation expense of $57 million ($57 million, net of tax) and $12 million ($12 million, net of tax) based on the Company’s best estimate of ultimate performance against the respective targets during the six months ended June 30, 2021 and 2020, respectively. Aptiv will continue to recognize compensation expense, based on the grant date fair value of the awards applied to the Company’s best estimate of ultimate performance against the respective targets, over the requisite vesting periods of the awards. Based on the grant date fair value of the awards and the Company’s best estimate of ultimate performance against the respective targets as of June 30, 2021, unrecognized compensation expense on a pre-tax basis of approximately $168 million is anticipated to be recognized over a weighted average period of approximately 2 years. For the six months ended June 30, 2021 and 2020, approximately $45 million and $33 million, respectively, of cash was paid and reflected as a financing activity in the statements of cash flows related to the tax withholding for vested RSUs.

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
Generally, Aptiv evaluates segment performance based on stand-alone segment net income (loss) before interest expense, other income (expense), net, income tax (expense) benefit, equity income (loss), net of tax, restructuring, other acquisition and portfolio project costs (which includes costs incurred to integrate acquired businesses and to plan and execute product portfolio transformation actions, including business and product acquisitions and divestitures), asset impairments, gains (losses) on business divestitures and other transactions and deferred compensation related to acquisitions (“Adjusted Operating Income (Loss)”) and accounts for inter-segment sales and transfers as if the sales or transfers were to third parties, at current market prices. Aptiv’s management utilizes Adjusted Operating Income (Loss) as the key performance measure of segment income or loss to evaluate segment performance, and for planning and forecasting purposes to allocate resources to the segments, as management believes this measure is most reflective of the operational profitability or loss of Aptiv’s operating segments. Segment Adjusted Operating Income (Loss) should not be considered a substitute for results prepared in accordance with U.S. GAAP and should not be considered an alternative to net income (loss) attributable to Aptiv, which is the most directly comparable financial measure to Adjusted Operating Income (Loss) that is prepared in accordance with U.S. GAAP. Segment Adjusted Operating Income (Loss), as determined and measured by Aptiv, should also not be compared to similarly titled measures reported by other companies.
Included below are sales and operating data for Aptiv’s segments for the three and six months ended June 30, 2021 and 2020.

	Signal and Power Solutions	Advanced Safety and User Experience	Eliminations and Other (1)	Total

	(in millions)
For the Three Months Ended June 30, 2021:
Net sales	$2,846	$970	$(9)	$3,807
Depreciation and amortization	$153	$44	$—	$197
Adjusted operating income	$277	$24	$—	$301
Operating income	$265	$20	$—	$285
Equity income (loss), net of tax	$2	$(55)	$—	$(53)
Net income attributable to noncontrolling interest	$3	$—	$—	$3

	Signal and Power Solutions	Advanced Safety and User Experience	Eliminations and Other (1)	Total

	(in millions)
For the Three Months Ended June 30, 2020:
Net sales	$1,435	$530	$(5)	$1,960
Depreciation and amortization	$143	$41	$—	$184
Adjusted operating loss	$(143)	$(86)	$—	$(229)
Operating loss	$(208)	$(103)	$—	$(311)
Equity income (loss), net of tax	$3	$(21)	$—	$(18)
Net income attributable to noncontrolling interest	$1	$—	$—	$1

	Signal and Power Solutions	Advanced Safety and User Experience	Eliminations and Other (1)	Total

	(in millions)
For the Six Months Ended June 30, 2021:
Net sales	$5,868	$1,981	$(19)	$7,830
Depreciation and amortization	$302	$88	$—	$390
Adjusted operating income	$648	$90	$—	$738
Operating income	$637	$77	$—	$714
Equity income (loss), net of tax	$5	$(100)	$—	$(95)
Net income attributable to noncontrolling interest	$8	$—	$—	$8

	Signal and Power Solutions	Advanced Safety and User Experience	Eliminations and Other (1)	Total

	(in millions)
For the Six Months Ended June 30, 2020:
Net sales	$3,765	$1,432	$(11)	$5,186
Depreciation and amortization	$282	$82	$—	$364
Adjusted operating income (loss)	$82	$(80)	$—	$2
Operating (loss) income (2)	$(9)	$1,317	$—	$1,308
Equity income (loss), net of tax	$6	$(22)	$—	$(16)
Net loss attributable to noncontrolling interest	$(4)	$—	$—	$(4)
(1)Eliminations and Other includes the elimination of inter-segment transactions.
(2)Includes a pre-tax gain of $1.4 billion within Advanced Safety and User Experience for the completion of the Motional autonomous driving joint venture. Refer to Note 17. Acquisitions and Divestitures for additional information.
The reconciliation of Adjusted Operating Income (Loss) to operating income (loss) includes, as applicable, restructuring, other acquisition and portfolio project costs (which includes costs incurred to integrate acquired businesses and to plan and execute product portfolio transformation actions, including business and product acquisitions and divestitures), asset impairments, gains (losses) on business divestitures and other transactions and deferred compensation related to acquisitions. The reconciliations of Adjusted Operating Income (Loss) to net income (loss) attributable to Aptiv for the three and six months ended June 30, 2021 and 2020 are as follows:

	Signal and Power Solutions	Advanced Safety and User Experience	Eliminations and Other	Total

	(in millions)
For the Three Months Ended June 30, 2021:
Adjusted operating income	$277	$24	$—	$301
Restructuring	(11)	(3)	—	(14)
Other acquisition and portfolio project costs	(1)	(1)	—	(2)
Operating income	$265	$20	$—	285
Interest expense				(38)
Income before income taxes and equity loss				247
Income tax expense				(28)
Equity loss, net of tax				(53)
Net income				166
Net income attributable to noncontrolling interest				3
Net income attributable to Aptiv				$163

	Signal and Power Solutions	Advanced Safety and User Experience	Eliminations and Other	Total

	(in millions)
For the Three Months Ended June 30, 2020:
Adjusted operating loss	$(143)	$(86)	$—	$(229)
Restructuring	(60)	(12)	—	(72)
Other acquisition and portfolio project costs	(1)	(1)	—	(2)
Asset impairments	(4)	—	—	(4)
Deferred compensation related to acquisitions	—	(4)	—	(4)
Operating loss	$(208)	$(103)	$—	(311)
Interest expense				(44)
Other expense, net				(6)
Loss before income taxes and equity loss				(361)
Income tax benefit				14
Equity loss, net of tax				(18)
Net loss				(365)
Net income attributable to noncontrolling interest				1
Net loss attributable to Aptiv				$(366)

	Signal and Power Solutions	Advanced Safety and User Experience	Eliminations and Other	Total

	(in millions)
For the Six Months Ended June 30, 2021:
Adjusted operating income	$648	$90	$—	$738
Restructuring	(9)	(11)	—	(20)
Other acquisition and portfolio project costs	(2)	(2)	—	(4)
Operating income	$637	$77	$—	714
Interest expense				(78)
Other income, net				1
Income before income taxes and equity loss				637
Income tax expense				(76)
Equity loss, net of tax				(95)
Net income				466
Net income attributable to noncontrolling interest				8
Net income attributable to Aptiv				$458

	Signal and Power Solutions	Advanced Safety and User Experience	Eliminations and Other	Total

	(in millions)
For the Six Months Ended June 30, 2020:
Adjusted operating income (loss)	$82	$(80)	$—	$2
Restructuring	(79)	(21)	—	(100)
Other acquisition and portfolio project costs	(8)	(8)	—	(16)
Asset impairments	(4)	—	—	(4)
Deferred compensation related to acquisitions	—	(8)	—	(8)
Gain on business divestitures and other transactions	—	1,434	—	1,434
Operating (loss) income	$(9)	$1,317	$—	1,308
Interest expense				(87)
Other expense, net				(7)
Income before income taxes and equity loss				1,214
Income tax benefit				4
Equity loss, net of tax				(16)
Net income				1,202
Net loss attributable to noncontrolling interest				(4)
Net income attributable to Aptiv				$1,206

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
Disaggregation of Revenue
Revenue generated from Aptiv’s operating segments is disaggregated by primary geographic market in the following tables for the three and six months ended June 30, 2021 and 2020. Information concerning geographic market reflects the manufacturing location.

For the Three Months Ended June 30, 2021:	Signal and Power Solutions	Advanced Safety and User Experience	Eliminations and Other	Total

	(in millions)
Geographic Market
North America	$1,009	$283	$(1)	$1,291
Europe, Middle East and Africa	899	442	(3)	1,338
Asia Pacific	866	245	(5)	1,106
South America	72	—	—	72
Total net sales	$2,846	$970	$(9)	$3,807

For the Three Months Ended June 30, 2020:	Signal and Power Solutions	Advanced Safety and User Experience	Eliminations and Other	Total

	(in millions)
Geographic Market
North America	$401	$96	$(1)	$496
Europe, Middle East and Africa	367	212	(1)	578
Asia Pacific	648	222	(3)	867
South America	19	—	—	19
Total net sales	$1,435	$530	$(5)	$1,960

For the Six Months Ended June 30, 2021:	Signal and Power Solutions	Advanced Safety and User Experience	Eliminations and Other	Total

	(in millions)
Geographic Market
North America	$2,079	$596	$(3)	$2,672
Europe, Middle East and Africa	1,892	893	(6)	2,779
Asia Pacific	1,759	492	(10)	2,241
South America	138	—	—	138
Total net sales	$5,868	$1,981	$(19)	$7,830

For the Six Months Ended June 30, 2020:	Signal and Power Solutions	Advanced Safety and User Experience	Eliminations and Other	Total

	(in millions)
Geographic Market
North America	$1,406	$388	$(1)	$1,793
Europe, Middle East and Africa	1,145	655	(4)	1,796
Asia Pacific	1,140	389	(6)	1,523
South America	74	—	—	74
Total net sales	$3,765	$1,432	$(11)	$5,186
Contract Balances
Consistent with the recognition of production parts revenue at a point in time as title transfers to the customer, Aptiv has no contract assets or contract liabilities balances as of June 30, 2021 or December 31, 2020.
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
Costs to Obtain a Contract
From time to time, Aptiv makes payments to customers in conjunction with ongoing business. These payments to customers are generally recognized as a reduction to revenue at the time of the commitment to make these payments. However, certain other payments to customers, or upfront fees, meet the criteria to be considered a cost to obtain a contract as they are directly attributable to a contract, are incremental and management expects the fees to be recoverable. As of June 30, 2021 and December 31, 2020, Aptiv has recorded $98 million (of which $32 million was classified within other current assets and $66 million was classified within other long-term assets) and $116 million (of which $30 million was classified within other current assets and $86 million was classified within other long-term assets), respectively, related to these capitalized upfront fees.
Capitalized upfront fees are amortized to revenue based on the transfer of goods and services to the customer for which the upfront fees relate, which typically range from three to five years. There have been no impairment losses in relation to the costs capitalized. The amount of amortization to net sales was $8 million and $5 million for the three months ended June 30, 2021 and 2020, respectively, and $14 million and $9 million for the six months ended June 30, 2021 and 2020, respectively.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following management’s discussion and analysis of financial condition and results of operations (“MD&A”) is intended to help you understand the business operations and financial condition of the Company for the three and six months ended June 30, 2021. This discussion should be read in conjunction with Item 1. Financial Statements. Our MD&A is presented in eight sections:
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
Our total net sales during the three and six months ended June 30, 2021 were $3.8 billion and $7.8 billion, an increase of 94% and 51% compared to the same periods of 2020, respectively. Our overall volumes increased 87% and 46% for the three and six months ended June 30, 2021, respectively, reflecting higher global automotive production levels despite the ongoing direct and indirect adverse impacts of the COVID-19 pandemic on vehicle production schedules and sales volumes, impacting the automotive industry. Our total net sales for the three and six months ended June 30, 2020 was adversely impacted by the governmental “lock-down” orders due to the COVID-19 pandemic for all non-essential activities, initially in China during the first quarter of 2020 and subsequently in Europe and North America.
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
Trends, Uncertainties and Opportunities
COVID-19 pandemic. The global spread of COVID-19, which originated in late 2019 and was later declared a pandemic by the World Health Organization in March 2020, negatively impacted the global economy, disrupted supply chains and created significant volatility in global financial markets throughout much of 2020 with various indirect adverse impacts continuing in 2021. During 2020, the adverse impacts of the COVID-19 pandemic included extended work stoppages in China during the first quarter of 2020, where we have a major manufacturing base, and the subsequent suspension of vehicle production by our OEM customers in North America and Europe, which combined accounted for approximately 70% of our annual net sales during the year ended December 31, 2020, as the pandemic spread to those regions and governmental authorities initiated “lock-down” orders for all non-essential activities. The work stoppages began to abate in China in March 2020, and North America and Europe OEM production restarted sporadically in the second quarter of 2020. During 2020, we took decisive actions to enhance our financial flexibility and minimize the impact on our business, such as the ramping down of certain production facilities in response to customer plant closures and changes in vehicle production schedules, imposing certain travel restrictions, suspending our ordinary share cash dividend and our ordinary share repurchase program, issuing $2.3 billion combined of preferred and ordinary shares, extending substantially all of our existing Credit Agreement’s maturity to August 2022 (which was further extended in its entirety to 2026 during the second quarter of 2021), and actively managing costs, capital spending and working capital to further strengthen our liquidity.
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
Global supply chain disruptions. Due to various factors, there are currently global supply chain disruptions, including a worldwide semiconductor supply shortage. The semiconductor supply shortage, due in part to increased demand across multiple industries, is impacting production in automotive and other industries. We anticipate these supply chain disruptions will persist throughout much of the remainder of 2021. We, along with most automotive component supply companies that use semiconductors, have been unable to fully meet the vehicle production demands of OEMs because of events which are outside our control, including but not limited to, the COVID-19 pandemic, the global semiconductor shortage, fires in our suppliers’ facilities, unprecedented weather events in the southwestern United States, and other extraordinary events. Although we are working closely with suppliers and customers to minimize any potential adverse impacts of these events, some of our customers have indicated that they expect us to bear at least some responsibility for their lost production and other costs. While no assurances can be made as to the ultimate outcome of these customer expectations or any other future claims, we do not currently believe a loss is probable. We will continue to actively monitor all direct and indirect potential impacts of these supply chain disruptions, and will seek to aggressively mitigate and minimize their impact on our business.
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
Economic conditions. Our business is directly related to automotive sales and automotive vehicle production by our customers. Automotive sales depend on a number of factors, including global and regional economic conditions. Global automotive vehicle production decreased 16% (19% on an Aptiv weighted market basis, which represents global vehicle production weighted to the geographic regions in which the Company generates its revenue, “AWM”) from 2019 to 2020, representing automotive vehicle production declines across all major regions during 2020, primarily due to the adverse global economic impacts and uncertainty caused by the worldwide spread of the COVID-19 pandemic. Compared to 2019, vehicle production in 2020 decreased by 22% in Europe, 21% in North America, 3% in China and 31% in South America, our smallest region. Compared to 2020, vehicle production in the first half of 2021 increased by 29% (30% on an AWM basis) and is currently anticipated to increase modestly for the full year of 2021, reflecting the continued recovery of the industry from the adverse impacts of the COVID-19 pandemic.
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
We are focused on maintaining a low fixed cost structure that provides us flexibility to remain profitable at all points of the traditional vehicle industry production cycle. As a result, approximately 96% of our hourly workforce is located in best cost countries. Furthermore, we have substantial operational flexibility by leveraging a large workforce of temporary workers, which represented approximately 20% of the hourly workforce as of June 30, 2021. However, we will continue to adjust our cost structure and optimize our manufacturing footprint in response to changes in the global and regional automotive markets and in order to increase investment in advanced technologies and engineering, as evidenced by our ongoing restructuring programs focused on the continued rotation of our manufacturing footprint to best cost locations in Europe and on reducing our global overhead costs. As we continue to operate in a cyclical industry that is impacted by movements in the global and regional economies, we continually evaluate opportunities to further refine our cost structure.
We have a strong balance sheet with gross debt of approximately $4.0 billion and substantial available liquidity of approximately $5.5 billion of cash equivalents and available financing under our Revolving Credit Facility, which we extended to June 2026 during the second quarter, and committed European accounts receivable factoring facility as of June 30, 2021, and no significant U.S. defined benefit or workforce postretirement health care benefits and employer-paid postretirement basic life insurance benefits (“OPEB”) liabilities. As further described in Note 12. Shareholders’ and Net Income Per Share to the audited consolidated financial statements included herein, we also issued $2.3 billion combined of preferred and ordinary shares during 2020. We intend to maintain strong financial discipline by targeting industry-leading earnings growth, cash flow generation and return on invested capital and to maintain sufficient liquidity to sustain our financial flexibility throughout the industry cycle.
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
Industry consolidation. Consolidation among worldwide OEMs and suppliers is expected to continue as these companies seek to achieve operating synergies and value stream efficiencies, acquire complementary technologies and build stronger customer relationships. For example, in January 2021, Fiat Chrysler Automobiles N.V. and PSA Peugeot Citroën executed a merger agreement to form a new, combined company, (Stellantis N.V.) which will represent the world’s fourth largest OEM. Additionally, new entrants from outside the traditional automotive industry may seek to gain access to certain vehicle component markets. We believe companies with strong balance sheets and financial discipline are in the best position to take advantage of the industry consolidation trend.

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
The automotive technology and component supply industry is traditionally subject to inflationary pressures with respect to raw materials and labor which may place operational and profitability burdens on the entire supply chain. For instance, in 2021, the industry has been subjected to increased pricing pressures, specifically in relation to copper and petroleum-based resin products, which have increased significantly in price. Due to various factors, the industry is also facing increased operating and logistics challenges from certain global supply chain disruptions, including a worldwide semiconductor supply shortage. This shortage has resulted in increased pricing pressures on semiconductors as well. We will continue to work with our customers and suppliers to mitigate the impact of these inflationary and other pressures in the future. In addition, we expect semiconductor supply cost and commodity cost volatility to have a continual impact on future earnings and/or operating cash flows. As such, we continually seek to mitigate both inflationary pressures and our material-related cost exposures using a number of approaches, including combining purchase requirements with customers and/or other suppliers, using alternate suppliers or product designs, negotiating cost reductions and/or commodity cost contract escalation clauses into our vehicle manufacturer supply contracts and hedging.

Three and Six Months Ended June 30, 2021 versus Three and Six Months Ended June 30, 2020
The results of operations for the three and six months ended June 30, 2021 and 2020 were as follows:

	Three Months Ended June 30,					Six Months Ended June 30,
	2021		2020		Favorable/(unfavorable)	2021		2020		Favorable/(unfavorable)

	(dollars in millions)
Net sales	$3,807		$1,960		$1,847	$7,830		$5,186		$2,644
Cost of sales	3,205		1,947		(1,258)	6,501		4,672		(1,829)
Gross margin	602	15.8%	13	0.7%	589	1,329	17.0%	514	9.9%	815
Selling, general and administrative	266		217		(49)	521		469		(52)
Amortization	37		35		(2)	74		71		(3)
Restructuring	14		72		58	20		100		80
Gain on autonomous driving joint venture	—		—		—	—		(1,434)		(1,434)
Operating income (loss)	285		(311)		596	714		1,308		(594)
Interest expense	(38)		(44)		6	(78)		(87)		9
Other (expense) income, net	—		(6)		6	1		(7)		8
Income (loss) before income taxes and equity loss	247		(361)		608	637		1,214		(577)
Income tax (expense) benefit	(28)		14		(42)	(76)		4		(80)
Income (loss) before equity loss	219		(347)		566	561		1,218		(657)
Equity loss, net of tax	(53)		(18)		(35)	(95)		(16)		(79)
Net income (loss)	166		(365)		531	466		1,202		(736)
Net income (loss) attributable to noncontrolling interest	3		1		2	8		(4)		12
Net income (loss) attributable to Aptiv	163		(366)		529	458		1,206		(748)
Mandatory convertible preferred share dividends	(16)		(3)		(13)	(32)		(3)		(29)
Net income (loss) attributable to ordinary shareholders	$147		$(369)		$516	$426		$1,203		$(777)

Total Net Sales
Below is a summary of our total net sales for the three months ended June 30, 2021 versus June 30, 2020.

	Three Months Ended June 30,			Variance Due To:
	2021	2020	Favorable/(unfavorable)	Volume, net of contractual price reductions	FX	Commodity pass-through	Other	Total

	(in millions)			(in millions)
Total net sales	$3,807	$1,960	$1,847	$1,669	$105	$73	$—	$1,847
Total net sales for the three months ended June 30, 2021 increased 94% compared to the three months ended June 30, 2020. We experienced volume growth of 87% for the period, reflecting higher global automotive production levels despite the ongoing direct and indirect adverse impacts of the COVID-19 pandemic on vehicle production schedules and sales volumes, which include the current global supply chain disruptions impacting the automotive industry. Our total net sales for the three months ended June 30, 2020 were adversely impacted by the governmental “lock-down” orders due to the COVID-19 pandemic for all non-essential activities in Europe and North America that remained in effect for the majority of the second quarter of 2020. Our total net sales also reflect favorable foreign currency impacts, primarily related to the Euro and Chinese Yuan Renminbi, and contractual price reductions.

Below is a summary of our total net sales for the six months ended June 30, 2021 versus 2020.

	Six Months Ended June 30,			Variance Due To:
	2021	2020	Favorable/(unfavorable)	Volume, net of contractual price reductions	FX	Commodity pass-through	Other	Total

	(in millions)			(in millions)
Total net sales	$7,830	$5,186	$2,644	$2,298	$227	$119	$—	$2,644
Total net sales for the six months ended June 30, 2021 increased 51% compared to the six months ended June 30, 2020. Our overall volumes increased 46% for the period, reflecting higher global automotive production levels despite the ongoing direct and indirect adverse impacts of the COVID-19 pandemic on vehicle production schedules and sales volumes, which include the current global supply chain disruptions impacting the automotive industry. Our total net sales for the six months ended June 30, 2020 were adversely impacted by the governmental “lock-down” orders due to the COVID-19 pandemic for all non-essential activities, initially in China during the first quarter of 2020 and subsequently in Europe and North America. Our total net sales also reflect favorable foreign currency impacts, primarily related to the Euro and Chinese Yuan Renminbi, and contractual price reductions.

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
Cost of sales increased $1,258 million for the three months ended June 30, 2021 compared to the three months ended June 30, 2020, as summarized below. The Company’s material cost of sales was approximately 50% of net sales in both the three months ended June 30, 2021 and 2020.

	Three Months Ended June 30,			Variance Due To:
	2021	2020	Favorable/(unfavorable)	Volume (a)	FX	Operational performance	Other	Total

	(dollars in millions)			(in millions)
Cost of sales	$3,205	$1,947	$(1,258)	$(1,070)	$(105)	$(4)	$(79)	$(1,258)
Gross margin	$602	$13	$589	$599	$—	$(4)	$(6)	$589
Percentage of net sales	15.8%	0.7%
(a)Presented net of contractual price reductions for gross margin variance.
The increase in cost of sales reflects increased volumes, the impacts from currency exchange and operational performance. Our operational performance for the three months ended June 30, 2021 includes approximately $70 million of increased costs for semiconductors and commodities, as well as approximately $35 million of costs, primarily related to material logistics costs associated with the global supply chain disruptions due to the worldwide semiconductor shortage and other extraordinary events. Coupled with $30 million of incremental costs detailed in the bullet below in Other, the total impacts resulting from the global supply chain disruptions were approximately $65 million during the three months ended June 30, 2021. Cost of sales was also impacted by the following items in Other above:
•$73 million of increased commodity pass-through costs; and
•Approximately $30 million of other costs, primarily for distributional logistics and other inefficiencies, resulting from the global supply chain disruptions, as per above; and
•$13 million of increased depreciation and amortization, primarily as a result of a higher fixed asset base; partially offset by
•$17 million of decreased warranty costs.

Cost of sales increased $1,829 million for the six months ended June 30, 2021 compared to the six months ended June 30, 2020, as summarized below. The Company’s material cost of sales was approximately 50% of net sales in both the six months ended June 30, 2021 and 2020.

	Six Months Ended June 30,			Variance Due To:
	2021	2020	Favorable/(unfavorable)	Volume (a)	FX	Operational performance	Other	Total

	(dollars in millions)			(in millions)
Cost of sales	$6,501	$4,672	$(1,829)	$(1,476)	$(214)	$22	$(161)	$(1,829)
Gross margin	$1,329	$514	$815	$822	$13	$22	$(42)	$815
Percentage of net sales	17.0%	9.9%
(a)Presented net of contractual price reductions for gross margin variance.
The increase in cost of sales reflects increased volumes, the impacts from currency exchange and operational performance. Our operational performance for the six months ended June 30, 2021 includes approximately $95 million of increased costs for semiconductors and commodities, as well as approximately $55 million of costs, primarily related to material logistics costs associated with the global supply chain disruptions due to the worldwide semiconductor shortage and other extraordinary events. Coupled with $55 million of incremental costs detailed in the bullet below in Other, the total impacts resulting from the global supply chain disruptions were approximately $110 million during the six months ended June 30, 2021. Cost of sales was also impacted by the following items in Other above:
•$119 million of increased commodity pass-through costs; and
•Approximately $55 million of other costs, primarily for distributional logistics and other inefficiencies, resulting from the global supply chain disruptions, as per above; and
•$26 million of increased depreciation and amortization, primarily as a result of a higher fixed asset base; partially offset by
•Decreased expense of approximately $35 million, primarily due to decreased engineering expenses as a result of the formation of the Motional autonomous driving joint venture with Hyundai in March 2020, which is now accounted for under the equity method of accounting; and
•$14 million of decreased warranty costs.
As certain of our costs remain fixed in nature over the short-term, our gross margin as a percentage of sales was adversely impacted during the three and six months ended June 30, 2020 compared to the current periods, primarily due to the COVID-19 pandemic.

Selling, General and Administrative Expense

	Three Months Ended June 30,
	2021	2020	Favorable/ (unfavorable)

	(dollars in millions)
Selling, general and administrative expense	$266	$217	$(49)
Percentage of net sales	7.0%	11.1%

	Six Months Ended June 30,
	2021	2020	Favorable/ (unfavorable)

	(dollars in millions)
Selling, general and administrative expense	$521	$469	$(52)
Percentage of net sales	6.7%	9.0%
Selling, general and administrative expense (“SG&A”) includes administrative expenses, information technology costs and incentive compensation related costs. SG&A decreased as a percentage of net sales for the three and six months ended June 30, 2021 compared to 2020, primarily due to the adverse impacts of the COVID-19 pandemic on sales during the three and six months ended June 30, 2020, partially offset by increased incentive compensation costs in 2021. SG&A for the six months ended June 30, 2021 compared to 2020, was also impacted by the March 2020 formation of the Motional autonomous driving joint venture with Hyundai, which is now accounted for under the equity method of accounting.

Amortization

	Three Months Ended June 30,
	2021	2020	Favorable/ (unfavorable)

	(in millions)
Amortization	$37	$35	$(2)

	Six Months Ended June 30,
	2021	2020	Favorable/ (unfavorable)

	(in millions)
Amortization	$74	$71	$(3)
Amortization expense reflects the non-cash charge related to definite-lived intangible assets. The consistency in amortization during the three and six months ended June 30, 2021 compared to 2020 reflects the continued amortization of our definite-lived intangible assets, which resulted primarily from our acquisitions, over their estimated useful lives. Refer to Note 17. Acquisitions and Divestitures to the consolidated financial statements contained herein for further detail of our business acquisitions, including details of the intangible assets recorded in each transaction.

Restructuring

	Three Months Ended June 30,
	2021	2020	Favorable/ (unfavorable)

	(dollars in millions)
Restructuring	$14	$72	$58
Percentage of net sales	0.4%	3.7%

	Six Months Ended June 30,
	2021	2020	Favorable/ (unfavorable)

	(dollars in millions)
Restructuring	$20	$100	$80
Percentage of net sales	0.3%	1.9%
The Company recorded employee-related and other restructuring charges totaling approximately $14 million and $20 million during the three and six months ended June 30, 2021. We expect to make cash payments of approximately $60 million over the next twelve months pursuant to currently implemented restructuring programs.
The Company recorded employee-related and other restructuring charges totaling approximately $72 million and $100 million, respectively, of which $42 million and $51 million, respectively, was recognized for programs implemented in the North America region and $24 million and $35 million, respectively, was recognized for programs implemented in the European region. The charges recorded during the three months ended June 30, 2020 included the recognition of approximately $60 million of employee-related and other costs related to actions taken as a result of the global impacts of the COVID-19 pandemic.
We expect to continue to incur additional restructuring expense in 2021 and beyond, primarily related to programs focused on the continued rotation of our manufacturing footprint to best cost locations in Europe and on reducing global overhead costs, which includes approximately $20 million (of which approximately $15 million relates to the Signal and Power Solutions segment and approximately $5 million relates to the Advanced Safety and User Experience segment) for programs approved as of June 30, 2021. Additionally, as we continue to operate in a cyclical industry that is impacted by movements in the global and regional economies, we continually evaluate opportunities to further adjust our cost structure and optimize our manufacturing footprint. The Company plans to implement additional restructuring activities in the future, if necessary, in order to align manufacturing capacity and other costs with prevailing regional automotive production levels and locations, to improve the efficiency and utilization of other locations and in order to increase investment in advanced technologies and engineering. Such future restructuring actions are dependent on market conditions, customer actions and other factors.
Refer to Note 7. Restructuring to the consolidated financial statements contained herein for additional information.

Interest Expense

	Three Months Ended June 30,
	2021	2020	Favorable/ (unfavorable)

	(in millions)
Interest expense	$38	$44	$6

	Six Months Ended June 30,
	2021	2020	Favorable/ (unfavorable)

	(in millions)
Interest expense	$78	$87	$9
The decrease in interest expense during the three and six months ended June 30, 2021 compared to 2020 reflects the drawdown of all remaining availability under the Revolving Credit Facility in the first quarter of 2020, primarily to provide additional liquidity and financial flexibility in response to the initial impacts from the onset of the COVID-19 pandemic. The drawn balance remained outstanding for substantially all of the second quarter of 2020. No amounts were drawn on the Revolving Credit Facility during the six months ended June 30, 2021. Refer to Note 8. Debt to the consolidated financial statements contained herein for additional information.

Other Income, Net

	Three Months Ended June 30,
	2021	2020	Favorable/ (unfavorable)

	(in millions)
Other expense, net	$—	$(6)	$6

	Six Months Ended June 30,
	2021	2020	Favorable/ (unfavorable)

	(in millions)
Other income (expense), net	$1	$(7)	$8
Other (expense) income, net for the three and six months ended June 30, 2021 includes a gain of $9 million recognized for the change in fair value of publicly traded equity securities. Also, as further discussed in Note 8. Debt to the consolidated financial statements contained herein, during the three months ended June 30, 2021, Aptiv recorded a loss on debt modification of $1 million in conjunction with the June 2021 amendment to the Credit Agreement.
As further discussed in Note 8. Debt to the consolidated financial statements contained herein, during the three months ended June 30, 2020, Aptiv recorded a loss on debt modification of $4 million in conjunction with the May 2020 amendment to the Credit Agreement.
Refer to Note 16. Other Income, net to the consolidated financial statements contained herein for additional information.

Income Taxes

	Three Months Ended June 30,
	2021	2020	Favorable/ (unfavorable)

	(in millions)
Income tax expense (benefit)	$28	$(14)	$(42)

	Six Months Ended June 30,
	2021	2020	Favorable/ (unfavorable)

	(in millions)
Income tax expense (benefit)	$76	$(4)	$(80)
The Company’s tax rate is affected by the fact that its parent entity is an Irish resident taxpayer, the tax rates in Ireland and other jurisdictions in which the Company operates, the relative amount of income earned by jurisdiction and the relative amount of losses or income for which no tax benefit or expense was recognized due to a valuation allowance. Due to the COVID-19 pandemic, losses for which no tax benefit was recognized were higher in the three and six months ended June 30, 2020 as compared to the same periods in the current year. The Company’s effective tax rate is also impacted by the receipt of certain tax incentives and holidays that reduce the effective tax rate for certain subsidiaries below the statutory rate.
The Company’s effective tax rate for the three and six months ended June 30, 2021 also includes net discrete tax benefits of $3 million and $4 million, respectively, primarily related to changes in accruals for unremitted earnings, provision to return adjustments, changes in reserves and the impact of a tax rate change. The effective tax rate for the three and six months ended June 30, 2020 includes net discrete tax benefits of $3 million and $6 million, respectively, primarily related to changes in reserves, changes in accruals for unremitted earnings and provision to return adjustments. Also included as a discrete item in the effective tax rate for the six months ended June 30, 2020 is the beneficial impact from the gain on the autonomous driving joint venture. The tax expense associated with the gain was insignificant as Aptiv’s aggregate autonomous driving assets were exempt from capital gains tax in the jurisdiction from which they were sold. The aggregate autonomous driving assets had been acquired, purchased or developed in taxable transactions in prior periods and reflect changes made to the corporate entity operating structure for intellectual property following the Separation of its former Powertrain Systems segment. Refer to Note 11. Income Taxes to the consolidated financial statements contained herein for additional information.

Equity Loss

	Three Months Ended June 30,
	2021	2020	Favorable/ (unfavorable)

	(in millions)
Equity loss, net of tax	$53	$18	$(35)

	Six Months Ended June 30,
	2021	2020	Favorable/ (unfavorable)

	(in millions)
Equity loss, net of tax	$95	$16	$(79)
Equity loss, net of tax reflects the Company’s interest in the results of ongoing operations of entities accounted for as equity method investments. The equity losses recognized by Aptiv for each period presented are primarily attributable to the Motional autonomous driving joint venture formed in March 2020 with Hyundai, as further described in Note 17. Acquisitions and Divestitures to the consolidated financial statements contained herein.

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
The reconciliation of Adjusted Operating Income (Loss) to operating income (loss) includes, as applicable, restructuring, other acquisition and portfolio project costs (which includes costs incurred to integrate acquired businesses and to plan and execute product portfolio transformation actions, including business and product acquisitions and divestitures), asset impairments, gains (losses) on business divestitures and other transactions and deferred compensation related to acquisitions. The reconciliations of Adjusted Operating Income (Loss) to net income (loss) attributable to Aptiv for the three and six months ended June 30, 2021 and 2020 are as follows:

	Signal and Power Solutions	Advanced Safety and User Experience	Eliminations and Other	Total

	(in millions)
For the Three Months Ended June 30, 2021:
Adjusted operating income	$277	$24	$—	$301
Restructuring	(11)	(3)	—	(14)
Other acquisition and portfolio project costs	(1)	(1)	—	(2)
Operating income	$265	$20	$—	285
Interest expense				(38)
Income before income taxes and equity loss				247
Income tax expense				(28)
Equity loss, net of tax				(53)
Net income				166
Net income attributable to noncontrolling interest				3
Net income attributable to Aptiv				$163

	Signal and Power Solutions	Advanced Safety and User Experience	Eliminations and Other	Total

	(in millions)
For the Three Months Ended June 30, 2020:
Adjusted operating loss	$(143)	$(86)	$—	$(229)
Restructuring	(60)	(12)	—	(72)
Other acquisition and portfolio project costs	(1)	(1)	—	(2)
Asset impairments	(4)	—	—	(4)
Deferred compensation related to acquisitions	—	(4)	—	(4)
Operating loss	$(208)	$(103)	$—	(311)
Interest expense				(44)
Other expense, net				(6)
Loss before income taxes and equity loss				(361)
Income tax benefit				14
Equity loss, net of tax				(18)
Net loss				(365)
Net income attributable to noncontrolling interest				1
Net loss attributable to Aptiv				$(366)

	Signal and Power Solutions	Advanced Safety and User Experience	Eliminations and Other	Total

	(in millions)
For the Six Months Ended June 30, 2021:
Adjusted operating income	$648	$90	$—	$738
Restructuring	(9)	(11)	—	(20)
Other acquisition and portfolio project costs	(2)	(2)	—	(4)
Operating income	$637	$77	$—	714
Interest expense				(78)
Other income, net				1
Income before income taxes and equity loss				637
Income tax expense				(76)
Equity loss, net of tax				(95)
Net income				466
Net income attributable to noncontrolling interest				8
Net income attributable to Aptiv				$458

	Signal and Power Solutions	Advanced Safety and User Experience	Eliminations and Other	Total

	(in millions)
For the Six Months Ended June 30, 2020:
Adjusted operating income (loss)	$82	$(80)	$—	$2
Restructuring	(79)	(21)	—	(100)
Other acquisition and portfolio project costs	(8)	(8)	—	(16)
Asset impairments	(4)	—	—	(4)
Deferred compensation related to acquisitions	—	(8)	—	(8)
Gain on business divestitures and other transactions	—	1,434	—	1,434
Operating (loss) income	$(9)	$1,317	$—	1,308
Interest expense				(87)
Other expense, net				(7)
Income before income taxes and equity loss				1,214
Income tax benefit				4
Equity loss, net of tax				(16)
Net income				1,202
Net loss attributable to noncontrolling interest				(4)
Net income attributable to Aptiv				$1,206

Net sales, gross margin as a percentage of net sales and Adjusted Operating Income (Loss) by segment for the three and six months ended June 30, 2021 and 2020 are as follows:

Net Sales by Segment

	Three Months Ended June 30,			Variance Due To:
	2021	2020	Favorable/ (unfavorable)	Volume, net of contractual price reductions	FX	Commodity pass-through	Other	Total

	(in millions)			(in millions)
Signal and Power Solutions	$2,846	$1,435	$1,411	$1,236	$102	$73	$—	$1,411
Advanced Safety and User Experience	970	530	440	437	3	—	—	440
Eliminations and Other	(9)	(5)	(4)	(4)	—	—	—	(4)
Total	$3,807	$1,960	$1,847	$1,669	$105	$73	$—	$1,847

	Six Months Ended June 30,			Variance Due To:
	2021	2020	Favorable/(unfavorable)	Volume, net of contractual price reductions	FX	Commodity pass-through	Other	Total

	(in millions)			(in millions)
Signal and Power Solutions	$5,868	$3,765	$2,103	$1,780	$204	$119	$—	$2,103
Advanced Safety and User Experience	1,981	1,432	549	525	24	—	—	549
Eliminations and Other	(19)	(11)	(8)	(7)	(1)	—	—	(8)
Total	$7,830	$5,186	$2,644	$2,298	$227	$119	$—	$2,644

Gross Margin Percentage by Segment

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Signal and Power Solutions	18.1%	3.8%	19.1%	13.0%
Advanced Safety and User Experience	8.9%	(7.7)%	10.6%	1.8%
Eliminations and Other	—%	—%	—%	—%
Total	15.8%	0.7%	17.0%	9.9%
Gross margin as a percentage of sales for the three and six months ended June 30, 2021 as compared to the three and six months ended June 30, 2020 increased significantly, which primarily reflects the adverse impacts of the COVID-19 pandemic in the prior year.
Adjusted Operating Income (Loss) by Segment

	Three Months Ended June 30,			Variance Due To:
	2021	2020	Favorable/ (unfavorable)	Volume, net of contractual price reductions	Operational performance	Other	Total

	(in millions)			(in millions)
Signal and Power Solutions	$277	$(143)	$420	$462	$(2)	$(40)	$420
Advanced Safety and User Experience	24	(86)	110	137	(6)	(21)	110
Eliminations and Other	—	—	—	—	—	—	—
Total	$301	$(229)	$530	$599	$(8)	$(61)	$530
As noted in the table above, Adjusted Operating Income for the three months ended June 30, 2021 as compared to Adjusted Operating Loss for the three months ended June 30, 2020 was impacted by volume and contractual price reductions, including product mix, and operational performance, as well as the adverse impacts of the COVID-19 pandemic in the prior year. Our operational performance for the three months ended June 30, 2021 includes approximately $70 million of increased costs for semiconductors and commodities, as well as approximately $35 million of costs, primarily related to material logistics costs associated with the global supply chain disruptions due to the worldwide semiconductor shortage and other extraordinary events. Coupled with $30 million of incremental costs detailed in the bullet below in Other, the total impacts resulting from the global supply chain disruptions were approximately $65 million during the three months ended June 30, 2021. Adjusted Operating Income was also impacted by the following items included within Other in the table above:
•$49 million of increased SG&A expense, not including the impact of other acquisition and portfolio project costs, which includes increased incentive compensation costs; and
•Approximately $30 million of other costs, primarily for distributional logistics and other inefficiencies, resulting from the global supply chain disruptions, as per above; and
•$17 million of increased depreciation and amortization, not including the impact of asset impairments, primarily as a result of a higher fixed asset base.

	Six Months Ended June 30,			Variance Due To:
	2021	2020	Favorable/(unfavorable)	Volume, net of contractual price reductions	Operational performance	Other	Total

	(in millions)			(in millions)
Signal and Power Solutions	$648	$82	$566	$663	$—	$(97)	$566
Advanced Safety and User Experience	90	(80)	170	159	14	(3)	170
Eliminations and Other	—	—	—	—	—	—	—
Total	$738	$2	$736	$822	$14	$(100)	$736

As noted in the table above, Adjusted Operating Income for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020 was impacted by volume and contractual price reductions, including product mix, and operational performance improvements as well as the adverse impacts of the COVID-19 pandemic in the prior year. Our operational performance for the six months ended June 30, 2021 includes approximately $95 million of increased costs for semiconductors and commodities, as well as approximately $55 million of costs, primarily related to material logistics costs associated with the global supply chain disruptions due to the worldwide semiconductor shortage and other extraordinary events. Coupled with $55 million of incremental costs detailed in the bullet below in Other, the total impacts resulting from the global supply chain disruptions were approximately $110 million during the six months ended June 30, 2021. Adjusted Operating Income was also impacted by the following items included within Other in the table above:
•$56 million of increased SG&A expense, not including the impact of other acquisition and portfolio project costs, which includes increased incentive compensation costs; and
•Approximately $55 million of other costs, primarily for distributional logistics and other inefficiencies, resulting from the global supply chain disruptions, as per above; and
•$30 million of increased depreciation and amortization, not including the impact of asset impairments, primarily as a result of a higher fixed asset base; partially offset by
•Decreased expense of approximately $40 million, primarily due to decreased engineering and SG&A expenses as a result of the formation of the Motional autonomous driving joint venture with Hyundai in March 2020, which is now accounted for under the equity method of accounting.

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
As of June 30, 2021, we had cash and cash equivalents of $2.9 billion and net debt (defined as outstanding debt less cash and cash equivalents) of $1.1 billion. The following table summarizes our available liquidity, which includes cash, cash equivalents and funds available under our significant committed credit facilities, as of June 30, 2021. The amounts disclosed as available under the Company’s significant committed credit facilities are available without violating our existing debt covenants, which are described below.

June 30, 2021

(in millions)
Cash and cash equivalents	$2,926
Revolving Credit Facility, unutilized portion (1)	2,000
Committed European accounts receivable factoring facility, unutilized portion (2)	537
Total available liquidity	$5,463
(1)Availability reduced by less than $1 million in letters of credit issued under the Credit Agreement as of June 30, 2021.
(2)Based on June 30, 2021 foreign currency rates, subject to the availability of eligible accounts receivable.
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
We also continue to expect to be able to move funds between different countries to manage our global liquidity needs without material adverse tax implications, subject to current monetary policies and the terms of the Credit Agreement. We utilize a combination of strategies, including dividends, cash pooling arrangements, intercompany loan repayments and other distributions and advances to provide the funds necessary to meet our global liquidity needs. There are no significant restrictions on the ability of our subsidiaries to pay dividends or make other distributions to Aptiv. As of June 30, 2021, the Company’s cash and cash equivalents held by our non-U.S. subsidiaries totaled approximately $2.9 billion. If additional non-

U.S. cash was needed for our U.S. operations, we may be required to accrue and pay withholding if we were to distribute such funds from non-U.S. subsidiaries to the U.S.; however, based on our current liquidity needs and strategies, we do not anticipate a need to accrue and pay such additional amounts.
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
There were no shares repurchased during the three and six months ended June 30, 2021 as well as for the three months ended June 30, 2020. A summary of the ordinary shares repurchased during the six months ended June 30, 2020 is as follows:

Total number of shares repurchased	1,059,075
Average price paid per share	$53.73
Total (in millions)	$57
As of June 30, 2021, approximately $13 million of share repurchases remained available under the April 2016 share repurchase program, which is in addition to the share repurchase program of up to $2.0 billion that was previously announced in January 2019. This program, which will commence following the completion of the April 2016 share repurchase program, provides for share purchases in the open market or in privately negotiated transactions, depending on share price, market conditions and other factors, as determined by the Company. All repurchased shares were retired, and are reflected as a reduction of ordinary share capital for the par value of the shares, with the excess applied as reductions to additional paid-in-capital and retained earnings.
Dividends
In the second quarter of 2021, the Board of Directors declared and paid a quarterly cash dividend of approximately $1.38 per MCPS.
Acquisitions and Other Transactions
Ulti-Mate—On April 30, 2021, Aptiv acquired certain assets of Ulti-Mate Connector, Inc. (“Ulti-Mate”), a manufacturer of miniature and micro-miniature connectors and cable assemblies, for total consideration of $45 million. The acquisition was accounted for as a business combination, with the operating results of Ulti-Mate included within the Company's Signal and Power Solutions segment. The Company acquired Ulti-Mate utilizing cash on hand.
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

Technology Investments—In April 2021, Innoviz Technologies (“Innoviz”) merged with a publicly traded Special Purpose Acquisition Company (“SPAC”) and shares of Innoviz began trading on the Nasdaq Capital Market under the symbol INVZ. As part of the SPAC merger, our preferred shares in Innoviz were converted into Innoviz ordinary shares. Following this conversion, the fair value of the Innoviz investment is measured on a recurring basis, with changes in fair value recorded to other income (expense), net.
In June 2021, Affectiva, Inc. (“Affectiva”) was acquired by Smart Eye AB (“Smart Eye”), which is publicly traded on the Nasdaq Stockholm AB stock exchange. As part of the acquisition, Aptiv received shares of Smart Eye in exchange for Aptiv’s Affectiva preferred shares. Following the acquisition, the fair value of Aptiv’s Smart Eye investment is measured on a recurring basis, with changes in fair value recorded to other income (expense), net.
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
The Company’s investment in the joint venture is accounted for using the equity method of accounting and Aptiv recognized an equity loss of $55 million and $100 million, net of tax, during the three and six months ended June 30, 2021, respectively and $21 million and $22 million, net of tax, during the three and six months ended June 30, 2020, respectively.
Credit Agreement
Aptiv PLC and its wholly-owned subsidiary Aptiv Corporation entered into a credit agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent (the “Administrative Agent”), under which it maintains senior unsecured credit facilities currently consisting of a term loan (the “Tranche A Term Loan”) and a revolving credit facility of $2 billion (the “Revolving Credit Facility”). During 2020, Aptiv Global Financing Limited (“AGFL”), a wholly-owned Irish subsidiary of Aptiv PLC, executed a joinder agreement to the Credit Agreement, which allows it to act as a borrower under the Credit Agreement, and a guaranty supplement, under which AGFL guarantees the obligations under the Credit Agreement, subject to certain exceptions.
The Credit Agreement was originally entered into in March 2011 and has been subsequently amended and restated on several occasions, most recently on June 24, 2021. The June 2021 amendment, among other things, (1) refinanced and replaced the existing term loan A and revolver with a new term loan A that matures in five years, and a new five-year revolving credit facility with aggregate commitments of $2 billion, (2) utilized the Company’s existing sustainability-linked metrics and commitments, that, if achieved, would change the facility fee and interest rate margins as described below, (3) removed prior provisions from the May 2020 amendment that had increased the leverage ratio maintenance covenant from 3.5 to 1.0 to 4.5 to 1.0 until July 1, 2021 and restricted dividends and other payments on equity, and (4) includes a financial maintenance covenant that requires the Company to maintain total net leverage (as calculated in accordance with the Credit Agreement) of less than 3.5 to 1.0 (or 4.0 to 1.0 for four full fiscal quarters following completion of material acquisitions, as defined in the Credit Agreement). Losses on modification of debt totaled $1 million and $4 million during the three months ended June 30, 2021 and 2020, respectively, related to the June 2021 amendment and May 2020 amendment. Aptiv paid amendment fees of $6 million and $18 million during the three months ended June 30, 2021 and 2020, respectively, which are reflected as financing activities in the consolidated statements of cash flows.
The Tranche A Term Loan and the Revolving Credit Facility mature on June 24, 2026. Beginning on September 30, 2022, Aptiv is obligated to make quarterly principal payments on the Tranche A Term Loan according to the amortization schedule in the Credit Agreement. The Credit Agreement also contains an accordion feature that permits Aptiv to increase, from time to time, the aggregate borrowing capacity under the Credit Agreement by up to an additional $1 billion upon Aptiv’s request, the agreement of the lenders participating in the increase, and the approval of the Administrative Agent.
As of June 30, 2021, there were no amounts drawn on the Revolving Credit Facility and less than $1 million in letters of credit were issued under the Credit Agreement. Letters of credit issued under the Credit Agreement reduce availability under the Revolving Credit Facility. No amounts were drawn on the Revolving Credit Facility during the six months ended June 30, 2021.
Loans under the Credit Agreement bear interest, at Aptiv’s option, at either (a) the Administrative Agent’s Alternate Base Rate (“ABR” as defined in the Credit Agreement) or (b) the London Interbank Offered Rate (the “Adjusted LIBO Rate” as defined in the Credit Agreement) (“LIBOR”) plus in either case a percentage per annum as set forth in the table below (the “Applicable Rate”). The June 2021 amendment also contains provisions to facilitate the replacement of the LIBOR-based rate with a Secured Overnight Financing Rate (“SOFR”) based rate upon the discontinuation or unavailability of LIBOR. The Applicable Rates under the Credit Agreement on the specified dates are set forth below:

	June 30, 2021		December 31, 2020
	LIBOR plus	ABR plus	LIBOR plus	ABR plus
Revolving Credit Facility (1)	1.10%	0.10%	1.10%	0.10%
Revolving Credit Facility (2)	N/A	N/A	1.40%	0.40%
Tranche A Term Loan (1)	1.125%	0.125%	1.25%	0.25%
Tranche A Term Loan (2)	N/A	N/A	1.75%	0.75%
(1)Rates as of June 30, 2021 are applicable to balances under the Credit Agreement as amended and restated on June 24, 2021 as described above. Rates as of December 31, 2020 are applicable to principal balances under the Credit Agreement which were not extended as part of the May 2020 amendment.
(2)Rates as of December 31, 2020 are applicable to principal balances under the Credit Agreement which were extended as part of the May 2020 amendment.
Under the June 2021 amendment, the Applicable Rate under the Credit Agreement, as well as the facility fee, may increase or decrease from time to time based on changes in the Company’s credit ratings and whether the Company achieves or fails to achieve certain sustainability-linked targets with respect to greenhouse gas emissions and workplace safety. Such adjustments may be up to 0.04% per annum on interest rate margins on the Revolving Credit Facility, 0.02% per annum on interest rate margins on the Tranche A Term Loan and up to 0.01% per annum on the facility fee. Accordingly, the interest rate is subject to fluctuation during the term of the Credit Agreement based on changes in the ABR, LIBOR, changes in the Company’s corporate credit ratings or whether the Company achieves or fails to achieve its sustainability-linked targets. The Credit Agreement also requires that Aptiv pay certain facility fees on the Revolving Credit Facility, which are also subject to adjustment based on the sustainability-linked targets as described above, and certain letter of credit issuance and fronting fees.
The interest rate period with respect to LIBOR interest rate options can be set at one-, three-, or six-months as selected by Aptiv in accordance with the terms of the Credit Agreement (or other period as may be agreed by the applicable lenders). Aptiv may elect to change the selected interest rate option in accordance with the provisions of the Credit Agreement. As of June 30, 2021, Aptiv selected the one-month LIBOR interest rate option on the Tranche A Term Loan, and the rates effective as of June 30, 2021, as detailed in the table below, were based on the Company’s current credit rating and the Applicable Rate for the Credit Agreement:

		Borrowings as of
		June 30, 2021	Rates effective as of
	Applicable Rate	(in millions)	June 30, 2021
Tranche A Term Loan	LIBOR plus 1.125%	$313	1.25%

Borrowings under the Credit Agreement are prepayable at Aptiv’s option without premium or penalty.
The Credit Agreement contains certain covenants that limit, among other things, the Company’s (and the Company’s subsidiaries’) ability to incur certain additional indebtedness or liens or to dispose of substantially all of its assets. In addition, under the June 2021 amendment, the Credit Agreement requires that the Company maintain a consolidated leverage ratio (the ratio of Consolidated Total Indebtedness to Consolidated EBITDA, each as defined in the Credit Agreement) of not more than 3.5 to 1.0 (or 4.0 to 1.0 for four full fiscal quarters following completion of material acquisitions, as defined in the Credit Agreement). The Credit Agreement also contains events of default customary for financings of this type. The Company was in compliance with the Credit Agreement covenants as of June 30, 2021.
As of June 30, 2021, all obligations under the Credit Agreement were borrowed by Aptiv Corporation and jointly and severally guaranteed by its direct and indirect parent companies, subject to certain exceptions set forth in the Credit Agreement.
Senior Unsecured Notes
As of June 30, 2021, the Company had the following senior unsecured notes issued and outstanding:

Aggregate Principal Amount (in millions)	Stated Coupon Rate	Issuance Date	Maturity Date	Interest Payment Date

$700	4.15%	March 2014	March 2024	March 15 and September 15
835	1.50%	March 2015	March 2025	March 10
650	4.25%	November 2015	January 2026	January 15 and July 15
596	1.60%	September 2016	September 2028	September 15
300	4.35%	March 2019	March 2029	March 15 and September 15
300	4.40%	September 2016	October 2046	April 1 and October 1
350	5.40%	March 2019	March 2049	March 15 and September 15
Although the specific terms of each indenture governing each series of senior notes vary, the indentures contain certain restrictive covenants, including with respect to Aptiv’s (and Aptiv’s subsidiaries) ability to incur liens, enter into sale and leaseback transactions and merge with or into other entities. As of June 30, 2021, the Company was in compliance with the provisions of all series of the outstanding senior notes. Refer to Note 8. Debt to the consolidated financial statements contained herein for additional information.
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

Obligor Group

Six Months Ended June 30, 2021	(in millions)
Net sales	$—
Gross margin	$—
Operating income	$—
Net loss	$(81)
Net loss attributable to Aptiv	$(81)

As of June 30, 2021:
Current assets (1)	$137
Long-term assets	$1
Current liabilities (2)	$916
Long-term liabilities (2)	$4,246
Noncontrolling interest	$—

As of December 31, 2020
Current assets (1)	$377
Long-term assets	$1
Current liabilities (2)	$913
Long-term liabilities (2)	$4,223
Noncontrolling interest	$—
(1)Includes current assets of $133 million and $370 million as of June 30, 2021 and December 31, 2020, respectively, due from Non-Guarantors, which includes amounts due from affiliates of $2 million and $6 million, respectively.
(2)Includes current liabilities of $866 million and $785 million, and long-term liabilities of $226 million and $226 million, due to Non-Guarantors as of June 30, 2021 and December 31, 2020, respectively.
Other Financing
Receivable factoring—Aptiv maintains a €450 million European accounts receivable factoring facility that is available on a committed basis and allows for factoring of receivables denominated in both Euros and U.S. dollars (“USD”). This facility became effective on January 1, 2021 and replaced Aptiv’s previous €300 million European accounts receivable factoring facility. This facility is accounted for as short-term debt and borrowings are subject to the availability of eligible accounts receivable. Collateral is not required related to these trade accounts receivable. The program is for a term of three years, subject to Aptiv’s right to terminate at any time with three months’ notice. After expiration of the three year term, either party can terminate with three months’ notice. Borrowings denominated in Euros under the facility bear interest at the three-month Euro Interbank Offered Rate (“EURIBOR”) plus 0.50% and USD borrowings bear interest at two-month LIBOR plus 0.50%, with borrowings under either denomination carrying a minimum interest rate of 0.20%. As of June 30, 2021, Aptiv had no amounts drawn on the new European accounts receivable factoring facility and as of December 31, 2020, Aptiv had no amounts outstanding on the previous European accounts receivable factoring facility. No amounts were drawn under the European accounts receivable factoring facility during the six months ended June 30, 2021.
Finance leases and other—As of June 30, 2021 and December 31, 2020, approximately $26 million and $28 million, respectively, of other debt primarily issued by certain non-U.S. subsidiaries and finance lease obligations were outstanding.
Letter of credit facilities—In addition to the letters of credit issued under the Credit Agreement, Aptiv had approximately $3 million and $2 million outstanding through other letter of credit facilities as of June 30, 2021 and December 31, 2020, respectively, primarily to support arrangements and other obligations at certain of its subsidiaries.
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
Operating activities—Net cash provided by operating activities totaled $549 million and $55 million for the six months ended June 30, 2021 and 2020, respectively. Cash flows provided by operating activities for the six months ended June 30, 2021 consisted primarily of net earnings of $466 million, increased by $414 million for non-cash charges for depreciation, amortization and pension costs partially offset by $498 million related to changes in operating assets and liabilities, net of restructuring and pension contributions. Cash flows provided by operating activities for the six months ended June 30, 2020 consisted primarily of net earnings of $1,202 million, increased by $384 million for non-cash charges for depreciation, amortization and pension costs, partially offset by $1,434 million for the non-cash gain resulting from the formation of the Motional autonomous driving joint venture and $114 million related to changes in operating assets and liabilities, net of restructuring and pension contributions.
Investing activities—Net cash used in investing activities totaled $314 million for the six months ended June 30, 2021, as compared to $394 million for the six months ended June 30, 2020. The decrease in usage is primarily attributable to decreased capital expenditures of $111 million during the six months ended June 30, 2021 as compared to the six months ended June 30, 2020.
Financing activities—Net cash used in financing activities totaled $103 million for the six months ended June 30, 2021 and net cash provided by financing activities totaled $1,840 million for the six months ended June 30, 2020. Cash flows used in financing activities for the six months ended June 30, 2021 primarily included $20 million in repayments under debt agreements and $32 million of MCPS dividend payments. Cash flows provided by financing activities for the six months ended June 30, 2020 primarily included $1,115 million and $1,115 million in proceeds from the public offering of ordinary and preferred shares, net of issuance costs, respectively, partially offset by $57 million paid to repurchase ordinary shares and $56 million of ordinary share dividend payments.
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
Critical Accounting Estimates
There have been no significant changes in our critical accounting estimates during the three and six months ended June 30, 2021.

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
As of June 30, 2021, the Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated, for disclosure purposes, the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective to provide reasonable assurance that the desired control objectives were achieved as of June 30, 2021.
Changes in Internal Control over Financial Reporting
There were no material changes in the Company’s internal controls over financial reporting during the three and six months ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
There were no repurchases of equity securities during the three months ended June 30, 2021. In January 2019, the Board of Directors authorized a share repurchase program of up to $2.0 billion. This program will commence following the completion of the previously announced share repurchase program of $1.5 billion, which was approved by the Board of Directors in April 2016. As of June 30, 2021, approximately $2,013 million remained available for repurchases pursuant to these programs.

ITEM 6. EXHIBITS

Exhibit Number	Description
10.1	Aptiv PLC Annual Incentive Plan (as Amended and Restated Effective January 1, 2021)*+
10.2
Third Amended and Restated Credit Agreement, dated as of June 24, 2021, among Aptiv PLC, Aptiv Corporation, Aptiv Global Financing Limited and JPMorgan Chase Bank, N.A., as Administrative Agent, and the lenders party thereto (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K of the Company filed with the SEC on June 25, 2021)

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

Dated: August 5, 2021