Form 10-K
period 2021-12-31
Aptiv PLC
filed 2022-02-07
CIK 1521332

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
353-1-259-7013
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Ordinary Shares. $0.01 par value per share	APTV	New York Stock Exchange
5.50% Mandatory Convertible Preferred Shares, Series A, $0.01 par value per share	APTV PRA	New York Stock Exchange
1.500% Senior Notes due 2025	APTV	New York Stock Exchange
1.600% Senior Notes due 2028	APTV	New York Stock Exchange
4.350% Senior Notes due 2029	APTV	New York Stock Exchange
4.400% Senior Notes due 2046	APTV	New York Stock Exchange
5.400% Senior Notes due 2049	APTV	New York Stock Exchange
3.100% Senior Notes due 2051	APTV	New York Stock Exchange
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
The aggregate market value of the ordinary shares held by non-affiliates of the registrant as of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, was $42,398,905,595 (based on the closing sale price of the registrant’s ordinary shares on that date as reported on the New York Stock Exchange).
The number of the registrant’s ordinary shares outstanding, $0.01 par value per share as of January 28, 2022, was 270,514,140.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement related to the 2022 Annual General Meeting of Shareholders to be filed subsequently are incorporated by reference into Part III of this Form 10-K.

APTIV PLC

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
This Annual Report on Form 10-K, including the exhibits being filed as part of this report, as well as other statements made by Aptiv PLC (“Aptiv,” the “Company,” “we,” “us” and “our”), contain forward-looking statements that reflect, when made, the Company’s current views with respect to current events and financial performance including the potential impact of the proposed acquisition of Wind River Systems, Inc. Such forward-looking statements are subject to many risks, uncertainties and factors relating to the Company’s operations and business environment, which may cause the actual results of the Company to be materially different from any future results, express or implied, by such forward-looking statements. All statements that address future operating, financial or business performance or the Company’s strategies or expectations are forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “will,” “should,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “projects,” “potential,” “outlook” or “continue,” and other comparable terminology. Factors that could cause actual results to differ materially from these forward-looking statements include, but are not limited to, the following: global and regional economic conditions, including conditions affecting the credit market; uncertainties posed by the COVID-19 pandemic and the difficulty in predicting its future course and its impact on the global economy and the Company’s future operations; fluctuations in interest rates and foreign currency exchange rates; the cyclical nature of global automotive sales and production; the potential disruptions in the supply of and changes in the competitive environment for raw material and other components integral to the Company’s products, including the current semiconductor supply shortage; the Company’s ability to maintain contracts that are critical to its operations; potential changes to beneficial free trade laws and regulations, such as the United States-Mexico-Canada Agreement; the ability of the Company to integrate and realize the expected benefits of recent transactions; the ability of the Company to attract, motivate and/or retain key executives; the ability of the Company to avoid or continue to operate during a strike, or partial work stoppage or slow down by any of its unionized employees or those of its principal customers; and the ability of the Company to attract and retain customers. Additional factors are discussed under the captions “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s filings with the Securities and Exchange Commission. New risks and uncertainties arise from time to time, and it is impossible for us to predict these events or how they may affect the Company. It should be remembered that the price of the ordinary shares and any income from them can go down as well as up. Aptiv disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events and/or otherwise, except as may be required by law.

PART I
ITEM 1. BUSINESS
“Aptiv,” the “Company,” “we,” “us” and “our” refer to Aptiv PLC (formerly known as Delphi Automotive PLC), a public limited company formed under the laws of Jersey on May 19, 2011, which completed an initial public offering on November 22, 2011, and its consolidated subsidiaries. On December 4, 2017, following the spin-off of Delphi Technologies, the Company changed its name to Aptiv PLC and its NYSE symbol to “APTV.”
Aptiv is a leading global technology and mobility architecture company primarily serving the automotive sector. We deliver end-to-end mobility solutions, enabling our customers’ transition to more electrified, software-defined vehicles. We design and manufacture vehicle components and provide electrical, electronic and active safety technology solutions to the global automotive and commercial vehicle markets, creating the software and hardware foundation for vehicle features and functionality. Our Advanced Safety and User Experience segment is focused on providing the necessary software and advanced computing platforms, and our Signal and Power Solutions segment is focused on providing the requisite networking architecture required to support the integrated systems in today’s complex vehicles. Together, our businesses develop the ‘brain’ and the ‘nervous system’ of increasingly complex vehicles, providing integration of the vehicle into its operating environment.
We are one of the largest vehicle technology suppliers and our customers include the 25 largest automotive original equipment manufacturers (“OEMs”) in the world. We operate 127 major manufacturing facilities and 12 major technical centers utilizing a regional service model that enables us to efficiently and effectively serve our global customers from best cost countries. We have a presence in 46 countries and have approximately 18,900 scientists, engineers and technicians focused on developing market relevant product solutions for our customers.
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
Proposed Acquisition of Wind River Systems, Inc.
In January 2022, the Company entered into a definitive agreement to acquire Wind River Systems, Inc. (“Wind River”), a global leader in delivering software for the intelligent edge, for approximately $4.3 billion. The transaction is expected to close in mid-2022, subject to regulatory approvals and customary closing conditions. Refer to Note 20. Acquisitions and Divestitures to the audited consolidated financial statements, included in Item 8. Financial Statements and Supplementary Data, of this Annual Report for more information. With Aptiv and Wind River’s synergistic technologies and decades of experience delivering safety critical systems, the Company believes this acquisition will accelerate the journey to a software-defined future of the automotive industry.
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
Our Company
We believe the automotive industry is being shaped by rapidly increasing consumer demand for new mobility solutions, advanced technologies, including software-defined vehicles, and vehicle connectivity, as well as increasing government regulation related to vehicle safety, fuel efficiency and emissions control. These industry mega-trends, which we refer to as “Safe,” “Green” and “Connected,” are driving higher growth in products that address these trends than growth in the automotive industry overall. We have organized our business into two diversified segments, which enable us to develop technology solutions and manufacture highly-engineered products that enable our customers to respond to these mega-trends:
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

•Advanced Safety and User Experience—This segment provides critical technologies, systems integration and advanced software development for vehicle safety, security, comfort and convenience, including sensing and perception systems, electronic control units, multi-domain controllers, vehicle connectivity systems, application software and autonomous driving technologies. Our products increase vehicle connectivity, reduce driver distraction and enhance vehicle safety.
Refer to Results of Operations by Segment in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 22. Segment Reporting to the audited consolidated financial statements for financial information about our business segments.
Our business is diversified across end-markets, regions, customers, vehicle platforms and products. Our customer base includes the 25 largest automotive OEMs in the world, and in 2021, 31% of our net sales came from the Asia Pacific region, which we have identified as a key market likely to experience substantial long-term growth. Our ten largest platforms in 2021 were with eight different OEMs. In addition, in 2021 our products were found in 19 of the 20 top-selling vehicle models in the United States (“U.S.”), in 19 of the 20 top-selling vehicle models in Europe and in 14 of the 20 top-selling vehicle models in China.
We have established a worldwide design and manufacturing footprint with a regional service model that enables us to efficiently and effectively serve our global customers from best cost countries. This regional model is structured primarily to service the North American market from Mexico, the South American market from Brazil, the European market from Eastern Europe and North Africa, and the Asia Pacific market from China. Our global scale and regional service model enables us to engineer globally and execute regionally to serve the largest OEMs, which are seeking suppliers that can serve them on a worldwide basis. Our footprint also enables us to adapt to the regional design variations the global OEMs require while also serving key growth market OEMs.
Our Industry
The automotive technology and components industry provides critical technologies, components, systems, subsystems and modules to OEMs for the manufacture of new vehicles, as well as to the aftermarket for use as replacement parts for current production and older vehicles. In addition, the industry is increasingly progressing towards software-defined vehicles becoming critical elements of the overall automotive ecosystem. Overall, we expect long-term growth of global vehicle sales and production in the OEM market. In 2021, the industry experienced a minimal increase in global production schedules which followed the unusually low 2020 production rates. The lack of significant growth in 2021 was primarily due to the impacts of global supply chain disruptions, including the worldwide semiconductor supply shortage, and follows the significant decrease in vehicle production in 2020 which was driven by the adverse impacts of the COVID-19 pandemic. As a result, 2021 global vehicle sales and production rates continue to be significantly below historic levels. Compared to the unusually low 2020 production rates, vehicle production in 2021 increased by 2% in China, 1% in North America and 18% in South America, our smallest region, and decreased by 4% in Europe. Demand for automotive components in the OEM market is generally a function of the number of new vehicles produced in response to consumer demand, which is primarily driven by macro-economic factors such as credit availability, interest rates, fuel prices, consumer confidence, employment and other trends. Although OEM demand is tied to actual vehicle production, participants in the automotive technology and components industry also have the opportunity to grow through increasing product content per vehicle by further penetrating business with existing customers and in existing markets, gaining new customers and increasing their presence in global markets. We believe that evolving entrants into the global transportation industry such as mobility providers, electric vehicle developers and smart cities will provide additional markets for our advanced technologies. We believe that as a company with a global presence and advanced technology, engineering, manufacturing and customer support capabilities, we are well-positioned to benefit from these opportunities.
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
Green. The second mega-trend, “Green,” represents technologies designed to help reduce emissions, increase fuel economy and minimize the environmental impact of vehicles. Green is a key mega-trend today because of the convergence of several issues: climate change, volatility in oil prices, an increasing number of vehicles in use worldwide and recent and pending regulation in every region regarding fuel economy and greenhouse gas (“GHG”) emissions. OEMs continue to focus on improving fuel efficiency and reducing emissions in order to meet increasingly stringent regulatory requirements in various markets. On a worldwide basis, the relevant authorities in the largest markets in which we operate have already instituted regulations requiring reductions in emissions and/or increased fuel economy. In many cases, other authorities have initiated legislation or regulation that would further tighten the standards through 2022 and beyond. Based on the current regulatory environment, we believe that OEMs, including those in the U.S. and China, will be subject to requirements for even greater reductions in carbon dioxide (“CO2”) emissions over the next ten years. For example, in the U.S., the Environmental Protection Agency in December 2021 finalized more stringent GHG emissions standards for passenger car and light trucks for model years 2023-2026. These and other standards will require meaningful innovation as OEMs and suppliers are challenged to find ways to improve engine management, electrical power consumption, vehicle weight and integration of alternative technologies (e.g., electric/hybrid propulsion). As a result, suppliers are developing innovations that result in significant improvements in fuel economy, emissions and performance from gasoline and diesel internal combustion engines. At the same time, suppliers are also developing and marketing new and alternative technologies that support hybrid vehicles, electric vehicles and fuel cell products to improve fuel economy and emissions. We are developing key enabling technologies in the areas of vehicle charging and vehicle power distribution and control that are essential to the introduction of our customers’ electrified vehicle platforms. We are also enabling the trend towards vehicle electrification with high voltage electrification solutions that reduce CO2 emissions and increase fuel economy, helping to make the world greener.
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
In an effort to harness the full potential of connected intelligent systems across industries, strengthen our capabilities in software-defined mobility and to enable advanced smart vehicle architecture changes, we entered into a definitive agreement to acquire Wind River in January 2022. The transaction is expected to close in mid-2022, subject to regulatory approvals and customary closing conditions. Wind River is a global leader in delivering software for the intelligent edge. Previously, in 2021, we executed a strategic collaboration agreement with Wind River to develop a software toolchain for various automotive applications.
We are also continuing to invest in the automated driving space, and have continued to develop market-leading automated driving platform solutions such as automated driving software, key active safety sensing technologies and our multi-domain controller, which fuses information from sensing systems as well as mapping and navigation data to make driving decisions. We believe we are well-aligned with industry technology trends that will result in sustainable future growth in this space, and have partnered with leaders in their respective fields to advance the pace of development and commercialization of these emerging technologies.
In March 2020, to further our leadership position in the automated driving space, we completed a transaction with Hyundai Motor Group (“Hyundai”) to form Motional, Inc. (“Motional”), a joint venture focused on the design, development and commercialization of autonomous driving technologies. Motional brings together one of the industry’s most innovative vehicle technology providers with one of the world’s largest OEMs. We expect this partnership to accelerate the path towards the development of production-ready autonomous driving systems for commercialization in the new mobility space.
We believe that substantial strategic value will be created from our partnership with Hyundai through our commitment to a shared mission of making driverless vehicles a safe, reliable and accessible reality. Furthermore, we anticipate Motional’s presence in both North America and Asia, along with the global presence of both Aptiv and Hyundai, to generate economies of scale to support the development of a complete autonomous driving platform, as well as to facilitate mobility infrastructure advancements.
Motional began testing fully driverless systems in 2020 and anticipates it will have a production-ready autonomous driving platform available for robotaxi providers, meal delivery providers, fleet operators and automotive manufacturers to test at prototype scale in 2022, with higher volumes available for deployment in 2023. In addition, Motional is involved in collaborative arrangements with mobility providers and with smart cities such as Boston, Las Vegas, Los Angeles and Singapore as solutions are developed for the evolving nature of the mobility industry. As a result of our substantial investments and strategic partnerships, we believe we are well-aligned with industry technology trends that will result in sustainable future growth in these evolving areas.
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
Shorter Product Development Cycles
As a result of government regulations and customer preferences, OEMs are requiring suppliers to respond faster with new designs and product innovations. While these trends are more prevalent in mature markets, certain key growth markets are advancing rapidly towards the regulatory standards and consumer preferences of the more mature markets. Suppliers with strong technologies, robust global engineering and development capabilities will be best positioned to meet OEM demands for rapid innovation.
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
•High quality connectors are engineered primarily for use in the automotive and related markets, but also have applications in the industrial, telematics, aerospace, defense and medical sectors.

•Electrical centers provide centralized electrical power and signal distribution and all of the associated circuit protection and switching devices, thereby optimizing the overall vehicle electrical system.
•Distribution systems, including hybrid high voltage systems, are integrated into one optimized vehicle electrical system that can utilize smaller cable and gauge sizes and ultra-thin wall insulation (which product line makes up approximately 42% of our total revenue for each of the years ended December 31, 2021, 2020 and 2019).
Advanced Safety and User Experience. This segment provides critical technologies, systems integration and advanced software development for vehicle safety, security, comfort and convenience, including sensing and perception systems, electronic control units, multi-domain controllers, vehicle connectivity systems, application software and autonomous driving technologies. Our products increase vehicle connectivity, reduce driver distraction and enhance vehicle safety.
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
Competition
Although the overall number of our top competitors has decreased due to ongoing industry consolidation, the automotive technology and components industry remains extremely competitive. Furthermore, the rapidly evolving nature of the markets in which we compete has attracted, and may continue to attract, new entrants, particularly in best cost countries such as China and in areas of evolving vehicle technologies such as intelligent systems software, automated driving and mobility solutions, which has attracted competitors from outside the traditional automotive industry. OEMs rigorously evaluate suppliers on the basis of product quality, price, reliability and timeliness of delivery, product design capability, technical expertise and development capability, new product innovation, financial viability, application of lean principles, operational flexibility, customer service and overall management. In addition, our customers generally require that we demonstrate improved efficiencies, through cost reductions and/or price improvement, on a year-over-year basis.
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
• Magna International
• Panasonic Corporation
• Valeo
• Veoneer, Inc.
• Visteon Corporation
• ZF Friedrichshafen AG

Customers
We sell our products and services to the major global OEMs in every region of the world. The following table provides the percentage of net sales to our largest customers for the year ended December 31, 2021:

Customer	Percentage of Net Sales
Stellantis N.V. (“Stellantis”) (1)	11%
Volkswagen Group (“VW”)	9%
General Motors Company (“GM”)	8%
Ford Motor Company	7%
Geely Automobile Holdings Limited	4%
SAIC General Motors Corporation Limited	4%
Daimler AG	4%
Tesla, Inc.	4%
Toyota Motor Corporation	2%
Bayerische Motoren Werke AG	2%
Tata Motors Limited	2%
(1)On January 16, 2021, Fiat Chrysler Automobiles N.V. (“FCA”) and PSA Peugeot Citroën (“PSA”) PSA executed a merger agreement to form a new, combined company, Stellantis. Net sales to FCA and PSA before the date of the merger are included in net sales to Stellantis in the table above for the year ended December 31, 2021.
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
Materials
We procure our raw materials from a variety of suppliers around the world. Generally, we seek to obtain materials in the region in which our products are manufactured in order to minimize transportation and other costs. The most significant raw materials we use to manufacture our products include copper and resins. As of December 31, 2021, we have not experienced any significant shortages of raw materials, however, as a result of our customers’ recent production volatility and cancellations, our balance of productive, raw and component material inventories has increased substantially from customary levels. These changes to the production environment have been primarily driven by the worldwide semiconductor shortage. We continue to actively monitor and manage inventory levels across all inventory types in order to maximize both supply continuity and the efficient use of working capital. Normally we do not carry inventories of such raw materials in excess of those reasonably required to meet our production and shipping schedules.
Commodity cost volatility, most notably related to copper, petroleum-based resin products and fuel, is a challenge for us and our industry. For instance in 2021, the industry has been subjected to increased pricing pressures, specifically in relation to these commodities, which have increased significantly in price at times during the year. We are continually seeking to manage these and other material-related cost pressures using a combination of strategies, including working with our suppliers to mitigate costs, seeking alternative product designs and material specifications, combining our purchase requirements with our customers and/or suppliers, changing suppliers, hedging of certain commodities and other means. In the case of copper, which primarily affects our Signal and Power Solutions segment, contract clauses have enabled us to pass on some of the price increases to our customers and thereby partially offset the impact of increased commodity costs on operating income for the related products. However, other than in the case of copper, our overall success in passing commodity cost increases on to our customers has been limited. We will continue our efforts to pass market-driven commodity cost increases to our customers in an effort to mitigate all or some of the adverse earnings impacts, including by seeking to renegotiate terms as contracts with our customers expire.
Seasonality
In general, our business is moderately seasonal, as our primary North American customers historically reduce production during the month of July and halt operations for approximately one week in December. Our European customers generally reduce production during the months of July and August and for one week in December. Shut-down periods in the rest of the world generally vary by country. In addition, automotive production is traditionally reduced in the months of July, August and September due to the launch of component production for new vehicle models.
Human Capital Resources
As of December 31, 2021, we employed approximately 155,000 people; 27,000 salaried employees and 128,000 hourly employees. In addition, we maintain a contingent workforce of 36,000 to accommodate fluctuations in customer demand. We are a global company serving every major market worldwide, and our workforce as of December 31, 2021 is regionally aligned as follows:
•53% in North America, with our largest presence in Mexico;
•33% in the Europe, Middle East and Africa region, with our largest presence in Morocco and Serbia;
•10% in the Asia Pacific region, with our largest presence in China; and
•4% in South America, with our largest presence in Brazil.
Certain of our employees are represented worldwide by numerous unions and works councils, including the International Union of Electronic, Electrical, Salaried, Machine and Furniture Workers - Communications Workers of America and the Confederacion De Trabajadores Mexicanos. We maintain collaborative and constructive labor relationships with our employee representatives in order to foster positive employee relations.
Retention and Talent Development
Our employees are united across the globe in pursuit of our mission of developing safer, greener and more connected solutions enabling the future of mobility. Aptiv is focused and intentional about building winning capabilities by empowering and supporting our people with their career development, establishing an inclusive culture that encourages open dialogue and feedback and attracting diverse and high-performing talent. The engagement and retention of highly qualified and diverse talent is critical to Aptiv’s continued success. We provide our employees internal job opportunities, global rotations and stretch assignments so they may grow their careers based on their demonstrated performance and aligned to our mission, culture and values. Our succession plans align with our development initiatives, such as advancing diversity candidates in leadership and in engineering and manufacturing functions. We review and update succession plans as part of our operating cadence and our top leadership succession plans are reviewed with the Board of Directors on an annual basis. Furthermore, we recognize the importance of mentorship and the part it plays in personal and professional growth and we have several mentoring programs in effect around the globe.
Aptiv is committed to talent development and growing the next generation of leaders. We have established a process of recurring talent reviews, focused on development and execution of specific development action plans. Based on where our managers are in their leadership career, Aptiv has established leadership programs to give them the tools to be an effective leader today and prepare them for the next challenge. In 2021, our people completed over 48,000 hours of leadership and management training. Our Leadership Development Program provides a holistic approach that develops business acumen and personal competencies, as well as the opportunity to learn and interact with peers from around the world. Our Leadership Foundations program is designed to help newly hired or promoted managers understand the Aptiv way of leading people. We also leverage Aptiv Academy, our online learning management system, across the business, using in-person, online and virtual reality learning opportunities. During 2021, our employees used this system to complete approximately 498,000 individual training hours.
Culture
Our culture embodies distinct values and behaviors that unite Aptiv’s diverse workforce and inform how we select, promote and reward our people. Together, we thrive in a culture of innovation and execution. We see our business culture as a distinct advantage and look to magnify its strengths to drive operational performance and employee engagement. Our culture and values complement our purpose and strategy by ensuring that we remain focused and diligent in delivering on our highest priority goals. Through various manager and employee surveys, forums and targeted workshops, we continue to gather employee feedback that enables us to implement what we believe are the right actions to advance our culture and values.
Diversity and Inclusion
At Aptiv, we value each individual’s perspective and foster a strong culture of respect and inclusive collaboration. Leveraging our employees’ diverse backgrounds and experiences allows us to make better decisions and supports stronger operating performance. Our Board of Directors reviews Aptiv’s talent evolution, inclusion and diversity efforts annually, and our Compensation & Human Resources Committee reviews employee retention, attrition and pay equity on an ongoing basis.
Aptiv also participates in, and sponsors, numerous outreach programs around the world, which seek to promote and recruit women and diversity candidates into science, technology, engineering and math fields. As of December 31, 2021, the percentage of our global workforce represented by females was approximately 50% and the percentage of management represented by females was 24%. As of December 31, 2021, the percentage of our U.S. based workforce represented by minorities was approximately 40% and the percentage of U.S. based management represented by minorities was approximately 24%. Aptiv is committed to continuing to increase its level of diversity, specifically in middle management, senior leadership and technology roles over the coming years.
Health and Safety
We prioritize the health and safety of all our employees. We routinely assess occupational health and safety risks, including internal audits for all manufacturing sites, assessing, among other things, lost workday case rates, safety incident rates, safety habits training and number of training hours per employee. We are a leader in workplace safety as reflected in our lost time injury frequency rate of 0.129 cases per million hours worked for the year ended December 31, 2021, as compared to 0.132 for the prior year. In addition, our lost workday case rate per 100 employees was 0.027 for the years ended December 31, 2021 and 2020. Furthermore, we are committed to ensuring all of our manufacturing sites are ISO 45001 certified by 2025.
Many of the safety protocol responses we implemented as a result of the COVID-19 pandemic remained in place in 2021 and are designed to make all of Aptiv’s sites safer, including extensive cleaning of our facilities, enhanced communications about safety protocols and building capacity limits, as well as daily health screenings for on-site employees and mandatory mask use when indoors as determined on a site-by-site basis.
Commitment to Environmental Sustainability
Sustainability has always been core to Aptiv’s business, values and culture. We believe this strong, foundational focus on sustainability makes Aptiv a partner of choice for our customers, a desirable place to work for our employees and a valued contributor to the communities in which we operate. While a key part of our business is to design solutions that help transition the world’s vehicles to cleaner sources of power, we are also committed to reducing our environmental footprint throughout our operations around the globe. We aim to reduce our environmental footprint by decreasing our carbon footprint, reducing waste generated and consuming less water in our operations. Expenditures required to meet our environmental sustainability goals, which are described below, are included in our normal budgeting process.
Decreasing our Carbon Footprint
In 2021, we committed to becoming carbon-neutral in our global operations by 2030 and to achieve net carbon neutrality by 2040 as we transition away from carbon-intensive energy and processes in our global operations. To achieve these commitments, we are targeting:
•Reducing Scope 1 and 2 CO2e emissions by 25% by 2025;
•Maintaining annual certification of all major manufacturing sites to the ISO 14001 standard;
•Certifying ten of the most energy-intensive sites to the ISO 50001 certification by 2025;
•Sourcing 100% of electricity for operations from renewable sources by 2030; and

•Delivering only carbon-neutral products by 2039, from sourcing to disposal.
Key to achieving these goals is our global Environmental, Health and Safety and Sustainability management system, which helps to keep us aligned with stringent environmental, health and safety regulations and provides a structure for continuous improvement. This system applies to all Aptiv sites, which means that in some countries our procedures go beyond local regulations and requirements. This system is continuously updated to ensure that our procedures remain up to date.
Reducing our Water Usage and Waste Generated
While our operations are not water intensive, we include water in our environmental risk management approach. We identify locations where we operate that are water-scarce and take action to reduce our water consumption accordingly, while also striving to comply with best practices in lower-risk locations. Our goal is to reduce water consumption in high-risk (water-scarce) locations by 2% per year.
We are also committed to reducing waste, with a waste recycled target (volume of recycled waste divided by total waste volume) of 80%. We continue to strive to actively reduce and manage waste across our manufacturing operations, as well as in our offices. We are creating packaging that uses less material and we continue to strive to increase the share of waste and excess materials we divert to recycling.
Additional information regarding our environmental sustainability and human capital initiatives is available in our annual Sustainability Report located on our website at www.aptiv.com/about/sustainability. Nothing on our website, including the aforementioned Sustainability Report, shall be deemed incorporated by reference into this Annual Report.
Environmental Compliance
We are subject to U.S. federal, state and local, and non-U.S., environmental, health and safety laws and regulations. These include laws regulating air emissions, water discharge, climate change, hazardous materials and waste management. We have an environmental management structure designed to facilitate and support our compliance with these requirements globally. Although it is our intent to comply with all such laws and regulations, we cannot provide assurance that we are at all times in compliance. Environmental laws and regulations are complex, change frequently and have tended to become more stringent over time. Accordingly, we cannot ensure that environmental laws and regulations will not change or become more stringent over time or that our eventual environmental costs and liabilities will not be material.
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
At December 31, 2021, 2020 and 2019, the undiscounted reserve for environmental investigation and remediation was approximately $4 million, $4 million and $4 million, respectively. We cannot ensure that our eventual environmental remediation costs and liabilities will not exceed the amount of our current reserves. In the event that such liabilities were to significantly exceed the amounts recorded, our results of operations could be materially affected.

SUPPLEMENTARY ITEM. EXECUTIVE OFFICERS OF THE REGISTRANT
The name, age (as of February 1, 2022), current positions and description of business experience of each of our executive officers are listed below. Our executive officers are elected annually by the Board of Directors and hold office until their successors are elected and qualified or until the officer’s resignation or removal. Positions noted below reflect current service to Aptiv PLC and prior service to Delphi Automotive PLC and Delphi Automotive LLP.
Kevin P. Clark, 59, is president and chief executive officer (CEO) of Aptiv and is a member of the company’s board of directors. Mr. Clark was named president and CEO and became a member of the board in March 2015. Previously, Mr. Clark was chief operating officer (COO) from October 2014 to March 2015. Prior to the COO position, Mr. Clark was chief financial officer and executive vice president from February 2013. He was appointed vice president and chief financial officer in July 2010. Previously, Mr. Clark was a founding partner of Liberty Lane Partners, LLC, a private-equity investment firm focused on building and improving middle-market companies. Prior to Liberty Lane Partners, Mr. Clark served as the chief financial officer of Fisher-Scientific International Inc., a manufacturer, distributor and service provider to the global healthcare market. Mr. Clark served as Fisher-Scientific’s chief financial officer from the company’s initial public offering in 2001 through the completion of its merger with Thermo Electron Corporation in 2006. Prior to becoming chief financial officer, Mr. Clark served as Fisher-Scientific’s corporate controller and treasurer.
Joseph R. Massaro, 52, is Aptiv’s chief financial officer and senior vice president, business operations. Mr. Massaro joined the Company in October 2013 as vice president, Internal Audit, and in September 2014 was appointed to the position of vice president, corporate controller. In March 2016, he was named senior vice president and chief financial officer and in September 2020, also assumed the role of senior vice president, business operations. Previously, Mr. Massaro was a managing director at Liberty Lane Partners from 2008 to 2010. He also served as chief financial officer of inVentiv Health Inc. from 2010 to 2013, a Liberty Lane portfolio company. Prior to Liberty Lane, he served in a variety of finance and operational roles at Thermo Fisher Scientific from 2002 to 2007, including senior vice president of Global Business Services where his responsibilities included the global sourcing and information technology functions. Prior to the merger with Thermo Electron, he also served as vice president and corporate controller of Fisher Scientific and held several other senior finance positions.
Allan J. Brazier, 55, is vice president and chief accounting officer of Aptiv, a position he has held since February 2011. Mr. Brazier joined the Company in June 2005 as senior manager of technical accounting and reporting, and prior to his current role served as assistant controller of technical accounting and reporting. Prior to joining Aptiv, Mr. Brazier was employed for seventeen years in financial roles of increasing responsibility at various companies. Mr. Brazier is a Certified Public Accountant and began his career with the international public accounting firm of KPMG.
Glen De Vos, 61, is senior vice president and chief technology officer of Aptiv, effective March 2017, and president, Advanced Safety and User Experience, effective April 2021, and has responsibility for Aptiv’s innovation and global technologies. From November 2017 to October 2019, he was also president of Aptiv’s Mobility and Services Group. Mr. De Vos was most recently vice president of Software and Services for Aptiv’s Advanced Safety and User Experience segment, located at the Company’s Silicon Valley Lab in Mountain View, California from 2016 to 2017. He began his Aptiv career with Advanced Safety and User Experience in 1992, and following several progressive engineering and managerial roles in infotainment and user experience, was named vice president, Global Engineering for Advanced Safety and User Experience in 2012.
William Presley, 52, is senior vice president of Aptiv and president of Signal and Power Solutions, effective September 2020. Mr. Presley joined Aptiv in January 2019 as president of the Electrical Distribution Systems business unit. Prior to joining Aptiv, he was at Lear Corporation. Mr. Presley most recently served as Lear’s vice president of the Wire Harness and Component business unit from 2018 to 2019, vice president of the Component business unit in 2017 and vice president, Global Electrical Engineering from 2013 to 2017. He began his Lear career in 2008 and held several leadership positions of increasing responsibility. Before joining Lear, Mr. Presley held several positions at Chrysler Corporation. Mr. Presley also served in both the U.S. Army and the Michigan Army National Guard for a combined total of 13 years as a Field Artillery Officer.
Katherine H. Ramundo, 54, is senior vice president, chief legal officer, chief compliance officer and secretary of Aptiv, effective March 2021. Prior to joining Aptiv, Ms. Ramundo was executive vice president, chief legal officer and secretary of Howmet Aerospace Inc. (formerly Arconic Inc.), a leading global provider of advanced engineered solutions for the aerospace and transportation industries, a role she held from November 2016 to February 2021. Prior to joining Howmet Aerospace, Ms. Ramundo was executive vice president, general counsel and secretary of ANN, Inc., the owner of the Ann Taylor and LOFT brands. Previously, Ms. Ramundo served as vice president, deputy general counsel and assistant secretary of Colgate-Palmolive. Among her other positions during her 15-year tenure at Colgate, she served as general counsel of the Europe/South Pacific division, and later managed global specialty legal activities. She began her career as a litigator, practicing at major New York-based law firms, including Cravath, Swaine & Moore, and Sidley Austin.
Mariya Trickett, 39, is senior vice president and chief human resources officer of Aptiv, effective September 2018. She joined Aptiv from Dana Incorporated, where she was most recently senior vice president of human resources from 2016 to

2018. In addition, she was a managing director of Dana Europe AG from 2013 to 2018. Prior to assuming the senior vice president of human resources position, she served as senior director of human resources for Dana’s global Off-Highway Driveline Technologies business, while also supporting the Aftermarket Group and all of Dana’s European operations from 2015 to 2016. From 2013 to 2015, Ms. Trickett worked as director of Human Resources for Off-Highway Driveline Technologies, and senior Human Resources manager for Europe from 2011 to 2013. She began her Dana career in 2007, and held roles supporting Dana’s sales and purchasing organizations, and worked in global compensation and international mobility. Ms. Trickett started her career at SAP, an Enterprise Software company.
Sophia Velastegui, 46, is senior vice president and chief product officer of Aptiv, effective February 2022. She joined Aptiv from Microsoft Corporation, where she served as the chief technology officer of Artificial Intelligence and product head of Power Apps Edge within their Business Application Group from February 2020 to January 2022, and previously served as general manager in the AI and Research group since December 2017. Prior to joining Microsoft, Ms. Velastegui served as chief product officer at Doppler Labs, an audio technology company, from April 2017 to September 2017. Prior to joining Doppler Labs, Ms. Velastegui worked at Nest Labs, Inc., a home automation specialist company that is part of Alphabet, Inc., from July 2014 to April 2017, initially as lead for Silicon/Architecture Roadmap, then as head of Silicon/Architecture Roadmap. She has also held a variety of technology and product development roles at Apple, ETM and Applied Materials.

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
Such disruptions could be caused by any one of a myriad of potential problems, such as closures of one of our or our suppliers’ plants or critical manufacturing lines due to strikes, mechanical breakdowns or failures, electrical outages, fires, explosions or political upheaval, as well as logistical complications due to weather, global climate change, volcanic eruptions, or other natural or nuclear disasters, delayed customs processing, the spread of an infectious disease, virus or other widespread illness and more. Additionally, as we focus operations in best cost countries, the risk for such disruptions is heightened. The lack of any single subcomponent necessary to manufacture one of our products could force us to cease production, potentially for a prolonged period. Similarly, a potential quality issue could force us to halt deliveries while we validate the products. Even where products are ready to be shipped, or have been shipped, delays may arise before they reach our customer. Our customers may halt or delay their production for the same reason if one of their other suppliers fails to deliver necessary components. This may cause our customers, in turn to suspend their orders, or instruct us to suspend delivery, of our products, which may adversely affect our financial performance.
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
Due to various factors that are beyond our control, there are currently global supply chain disruptions, including a worldwide semiconductor supply shortage. The semiconductor supply shortage, due in part to increased demand across multiple industries, is impacting production in automotive and other industries. We anticipate these supply chain disruptions will persist throughout 2022. We, along with most automotive component manufacturers that use semiconductors, have been unable to fully meet the vehicle production demands of OEMs because of events which are outside our control, including but not limited to, the COVID-19 pandemic, the global semiconductor shortage, fires in our suppliers’ facilities, unprecedented weather events in the southwestern United States, and other extraordinary events. Although we are working closely with suppliers and customers to minimize any potential adverse impacts of these events, some of our customers have indicated that they expect us to bear at least some responsibility for their lost production and other costs. While no assurances can be made as to the ultimate outcome of these customer expectations or any other future claims, we do not currently believe a loss is probable. We will continue to actively monitor all direct and indirect potential impacts of these supply chain disruptions, and will seek to aggressively mitigate and minimize their impact on our business.
In addition, we are carrying critical inventory items and key components, and we continue to procure productive, raw material and non-critical inventory components in order to satisfy our customers’ vehicle production schedules. However, as a result of our customers’ recent production volatility and cancellations, our balance of productive, raw and component material inventories has increased substantially from customary levels as of December 31, 2021. We will continue to actively monitor and manage inventory levels across all inventory types in order to maximize both supply continuity and the efficient use of working capital.

The extent to which the COVID-19 pandemic, including its variants, and measures taken in response thereto impact our business, financial condition, results of operations and cash flows will depend on future developments, which are highly uncertain and difficult to predict.
The global spread of the COVID-19 pandemic, which originated in late 2019 and was later declared a pandemic by the World Health Organization in March 2020, negatively impacted the global economy, disrupted supply chains and created significant volatility in global financial markets in 2020 with various direct and indirect adverse impacts continuing throughout 2021 and into 2022.
In 2021, the pandemic continued to impact economies and communities throughout the world, including in all of the markets and regions served by Aptiv. Although vaccines have been introduced that are expected to reduce the effect of COVID-19, governmental authorities throughout the world continue to implement numerous measures aimed at containing and mitigating the effects of the pandemic, including renewed travel bans and restrictions, quarantines, social distancing orders, “lock-down” orders and shutdowns of non-essential activities. Although our manufacturing facilities were not impacted by prolonged shutdowns directly resulting from the COVID-19 pandemic in 2021, we cannot assure that this will not be the case in the future. Further, it is possible that governmental authorities within jurisdictions in which our business operates may implement vaccination mandates which could impact our workforce and operations. Although we cannot predict the impact of vaccination mandates, any future mandates could result in increased employee attrition, which could have a material adverse effect on our business and financial condition.
The direct adverse impacts of the COVID-19 pandemic on Aptiv, which primarily affected us in the first half of 2020, included extended work stoppages and travel restrictions at our facilities and those of our customers and suppliers, decreases in consumer demand and vehicle production schedules, disruptions to our supply chain and other adverse global economic impacts, particularly those resulting from temporary governmental “lock-down” orders for all non-essential activities, initially in the first quarter of 2020 in China and subsequently in Europe, North America and South America. During the second half of 2020, many of these impacts abated, resulting in increased sales and profitability from the levels observed earlier in 2020.
During 2020 we took decisive actions to enhance our financial flexibility and minimize the impact on our business, such as the ramping down of certain production facilities in response to customer plant closures and changes in vehicle production schedules, imposing certain travel restrictions, suspending the Company’s ordinary share cash dividend and ordinary share repurchase program, issuing $2.3 billion combined of preferred and ordinary shares, extending substantially all of our existing Credit Agreement’s maturity to August 2022 (which was further extended in its entirety to 2026 during the second quarter of 2021), and actively managing costs, capital spending and working capital to further strengthen our liquidity.
However, certain direct and indirect adverse impacts of the COVID-19 pandemic persisted throughout 2021 and are expected to continue into 2022, including the worldwide semiconductor supply shortage. As a result, due to the continuing uncertainties surrounding the ultimate impacts of the COVID-19 pandemic and resulting potential future governmental actions and economic impacts, it is possible that these adverse impacts could reoccur, resulting in further adverse impacts on our future operating earnings and cash flows. In addition, to the extent the factors indicated above adversely affect our business, financial condition, results of operations and cash flows, they may also have the effect of heightening many of the other risk factors in this section.
The cyclical nature of automotive sales and production can adversely affect our business.
Our business is directly related to automotive sales and automotive vehicle production by our customers. Automotive sales and production are highly cyclical and, in addition to general economic conditions, also depend on other factors, such as consumer confidence and consumer preferences. Lower global automotive sales would be expected to result in substantially all of our automotive OEM customers lowering vehicle production schedules, which has a direct impact on our earnings and cash flows. In addition, automotive sales and production can be affected by labor relations issues, regulatory requirements, trade agreements, the availability of consumer financing, supply chain disruptions and other factors, including global health crises, such as the COVID-19 pandemic. Economic declines that result in a significant reduction in automotive sales and production by our customers have in the past had, and may in the future have, an adverse effect on our business, results of operations and financial condition.
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
Our sensitivity to economic cycles and any related fluctuation in the businesses of our customers or potential customers may have a material adverse effect on our financial condition, results of operations or cash flows. In 2021, the industry experienced a minimal increase in global production schedules, which followed the unusually low 2020 production rates. The lack of significant growth in 2021 was primarily due to the impacts of the global supply chain disruptions, including the worldwide semiconductor supply shortage, and follows the significant decrease in vehicle production in 2020 which was driven by the adverse impacts of the COVID-19 pandemic. As a result, 2021 global vehicle sales and production rates continue to be significantly below historic levels. Compared to the unusually low 2020 production rates, vehicle production in 2021 increased by 2% in China, 1% in North America and 18% in South America, our smallest region, and decreased by 4% in Europe. As a result, we have experienced and may continue to experience reductions in orders from OEM customers in certain regions. Uncertainty relating to global or regional economic conditions may have an adverse impact on our business. A prolonged downturn in the global or regional automotive industry, or a significant change in product mix due to consumer demand, could require us to shut down plants or result in impairment charges, restructuring actions or changes in our valuation allowances against deferred tax assets, which could be material to our financial condition and results of operations. If global economic conditions deteriorate or economic uncertainty increases, our customers and potential customers may experience deterioration of their businesses, which may result in the delay or cancellation of plans to purchase our products. If vehicle production were to remain at low levels for an extended period of time or if cash losses for customer defaults rise, our cash flow could be adversely impacted, which could result in our needing to seek additional financing to continue our operations. There can be no assurance that we would be able to secure such financing on terms acceptable to us, or at all.
A drop in the market share and changes in product mix offered by our customers can impact our revenues.
We are dependent on the continued growth, viability and financial stability of our customers. Our customers generally are OEMs in the automotive industry. This industry is subject to rapid technological change, vigorous competition, cyclical and short product life cycles, reduced consumer demand patterns and industry consolidation. When our customers are adversely affected by these factors, we may be similarly affected to the extent that our customers reduce the volume of orders for our products. As a result of changes impacting our customers, sales mix can shift which may have either favorable or unfavorable impacts on our revenues and would include shifts in regional growth, shifts in OEM sales demand, as well as shifts in consumer demand related to vehicle segment purchases and content penetration. For instance, a shift in sales demand favoring a particular OEMs’ vehicle model for which we do not have a supply contract may negatively impact our revenue. A shift in regional sales demand toward certain markets could favorably impact the sales of those of our customers that have a large market share in those regions, which in turn would be expected to have a favorable impact on our revenue.
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
The global automotive technology and component supply industry is highly competitive. Competition is based primarily on price, technology, quality, delivery and overall customer service. There can be no assurance that our products will be able to compete successfully with the products of our competitors. Furthermore, the rapidly evolving nature of the markets in which we compete has attracted, and may continue to attract, new and disruptive entrants from outside the traditional automotive supply industry, particularly in countries such as China or in areas of evolving vehicle technologies such as automated driving technologies and advanced software. These entrants may seek to gain access to certain vehicle technology and component markets. Any of these new competitors may develop and introduce technologies that gain greater customer or consumer acceptance, which could adversely affect the future growth of the Company. Additionally, consolidation in the automotive industry may lead to decreased product purchases from us. As a result, our sales levels and margins could be adversely affected by pricing pressures from OEMs and pricing actions of competitors. These factors led to selective resourcing of business to competitors in the past and may also do so in the future.
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
The automotive industry is increasingly focused on the development of advanced driver assistance technologies, with the goal of developing and introducing a commercially-viable, fully automated driving experience. The high development cost of active safety and autonomous driving technologies may result in a higher risk of exposure to the success of new or disruptive technologies different than those being developed by us. There has also been an increase in consumer preferences for mobility on demand services, such as car- and ride-sharing, as opposed to automobile ownership, which may result in a long-term reduction in the number of vehicles per capita. These evolving areas have also attracted increased competition from entrants outside the traditional automotive industry. If we do not continue to respond quickly and effectively to this evolutionary process our results of operations could be adversely impacted.
We have invested substantial resources in markets and technologies where we expect growth and we may be unable to timely alter our strategies should such expectations not be realized.
Our future growth is dependent on our making the right investments at the right time to support product development and manufacturing capacity in geographic areas where we can support our customer base and in product areas of evolving vehicle technologies. We have identified the Asia Pacific region, and more specifically China, as a key geographic market, and have identified intelligent systems software, advanced driver assistance systems, autonomous driving technologies, mobility solutions and high voltage electrification systems as key product markets. We believe these markets are likely to experience substantial long-term growth, and accordingly have made and expect to continue to make substantial investments, both directly and through participation in various partnerships and joint ventures, in numerous manufacturing operations, technical centers, research and development activities and other infrastructure to support anticipated growth in these areas. If we are unable to deepen existing and develop additional customer relationships in the Asia Pacific region, or if we are unable to develop and introduce market-relevant advanced driver assistance or autonomous driving technologies, we may not only fail to realize expected rates of return on our existing investments, but we may incur losses on such investments and be unable to timely redeploy the invested capital to take advantage of other markets or product categories, potentially resulting in lost market share to our competitors. Our results will also suffer if these areas do not grow as quickly as we anticipate.
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
We cannot provide assurance that certain of our products will not become obsolete or that we will be able to achieve the technological advances that may be necessary for us to remain competitive and maintain or increase our revenues in the future. We are also subject to the risks generally associated with new product introductions and applications, including lack of market acceptance, delays in product development or production and failure of products to operate properly. The pace of our development and introduction of new and improved products depends on our ability to implement improved technological innovations in design, engineering and manufacturing, which requires extensive capital investment. Any capital expenditure cuts in these areas that we may determine to implement in the future to reduce costs and conserve cash could reduce our ability to develop and implement improved technological innovations, which may materially reduce demand for our products.
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
We believe that for certain of our businesses, success in developing market-relevant products depends in part on our ability to develop and maintain collaborative relationships with other companies. In particular, Motional is dependent on the success of our relationship with Hyundai, our joint venture partner. There are certain risks involved in such relationships, as our collaborative partners may not devote sufficient resources to the success of our collaborations; may be acquired by other companies and subsequently terminate our collaborative arrangement; may compete with us; may not agree with us on key details of the collaborative relationship; or may not agree to renew existing collaborations on acceptable terms. Because these and other factors may be beyond our control, the development or commercialization of our products involved in collaborative partnerships may be delayed or otherwise adversely affected. If we or any of our collaborative partners terminate a collaborative arrangement, we may be required to devote additional resources to product development and commercialization or may need to cancel certain development programs, which could adversely affect our business and operational results.
Declines in the market share or business of our five largest customers may adversely impact our revenues and profitability.
Our five largest customers accounted for approximately 39% of our total net sales for the year ended December 31, 2021. Accordingly, our revenues may be adversely affected by decreases in any of their businesses or market share. For instance, the COVID-19 pandemic and the worldwide semiconductor shortage adversely impacted the automotive industry in 2021 and 2020, resulting in reduced vehicle production schedules and sales from historical levels, which adversely impacted our financial condition, operating results and cash flows for the years ended December 31, 2021 and 2020. In addition, certain United Automobile Workers (“UAW”) represented employees at GM initiated a labor strike in September 2019, lasting approximately six weeks in duration. As GM is one of our largest customers, this labor strike adversely impacted our financial condition, operating results and cash flows for the year ended December 31, 2019. Furthermore, because our customers typically have no obligation to purchase a specific quantity of parts, a decline in the production levels of any of our major customers, particularly with respect to models for which we are a significant supplier, could reduce our sales and thereby adversely affect our financial condition, operating results and cash flows.
Our business in China is subject to aggressive competition and is sensitive to economic and market conditions.
Maintaining a strong position in the Chinese market is a key component of our global growth strategy. The automotive technology and components market in China is highly competitive, with competition from many of the largest global manufacturers and numerous smaller domestic manufacturers. As the size of the Chinese market continues to increase over the long-term, we anticipate that additional competitors, both international and domestic, will seek to enter the Chinese market and that existing market participants will act aggressively to increase their market share. Increased competition may result in price reductions, reduced margins and our inability to gain or hold market share. Additionally, there have been periods of increased market volatility and moderations in the level of economic growth in China, which resulted in periods of lower automotive production growth rates in China than those previously experienced. For example, automotive production in China experienced minimal growth of 2% in 2021, primarily due to the adverse impacts of the global supply chain disruptions impacting the industry and foreign trade uncertainties, which followed a decrease of 3% in the region in 2020. Our business in China is sensitive to economic and market conditions that drive automotive sales volumes in China and may be impacted if there are reductions in vehicle demand in China. If we are unable to maintain our position in the Chinese market or if vehicle sales in China continue to experience minimal growth or decrease, our business and financial results could be materially adversely affected.
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
Cost-cutting initiatives adopted by our customers result in increased downward pressure on pricing. Our customer supply agreements generally require step-downs in component pricing over the period of production, typically one to three percent per year. In addition, our customers often reserve the right to terminate their supply contracts for convenience, which enhances their ability to obtain price reductions. OEMs have also possessed significant leverage over their suppliers, including us, because the automotive technology and component supply industry is highly competitive, serves a limited number of customers, has a high fixed cost base and historically has had excess capacity. Based on these factors, and the fact that our customers’ product programs typically last a number of years and are anticipated to encompass large volumes, our customers are able to negotiate favorable pricing. Accordingly, as a Tier I supplier, we are subject to substantial continuing pressure from OEMs to reduce the price of our products. For example, our customer supply agreements generally provide for annual reductions in pricing of our products over the period of production. It is possible that pricing pressures beyond our expectations could intensify as OEMs pursue restructuring and cost-cutting initiatives. If we are unable to generate sufficient production cost savings in the future to offset price reductions, our gross margin and profitability would be adversely affected. See Item 1. Supply Relationships with Our Customers for a detailed discussion of our supply agreements with our customers.
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
Significant changes in the markets where we purchase materials, components and supplies for the production of our products may adversely affect our profitability, particularly in the event of significant increases in demand where there is not a corresponding increase in supply, inflation or other pricing increases. In recent periods there have been significant fluctuations in the global prices of copper, petroleum-based resin products and fuel charges, which have had and may continue to have an unfavorable impact on our business, results of operations or financial condition. Continuing volatility may have adverse effects on our business, results of operations or financial condition. We will continue efforts to pass some supply and material cost increases onto our customers, although competitive and market pressures have limited our ability to do that, particularly with U.S. OEMs, and may prevent us from doing so in the future, because our customers are generally not obligated to accept price increases that we may desire to pass along to them. Even where we are able to pass price increases through to the customer, in some cases there is a lapse of time before we are able to do so. The inability to pass on price increases to our customers when raw material prices increase rapidly or to significantly higher than historic levels could adversely affect our operating margins and cash flow, possibly resulting in lower operating income and profitability. We expect to be continually challenged as demand for our principal raw materials and other supplies, including electronic components, is significantly impacted by demand in key growth markets, particularly in China. We cannot provide assurance that fluctuations in commodity prices will not otherwise have a material adverse effect on our financial condition or results of operations, or cause significant fluctuations in quarterly and annual results of operations.

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
The volume and timing of sales to our customers may vary due to: variation in demand for our customers’ products; our customers’ attempts to manage their inventory; design changes; changes in our customers’ manufacturing strategy; our customers’ production schedules; acquisitions of or consolidations among customers; and disruptions in the supply of raw materials or other supplies used in our customers’ products. Due in part to these factors, many of our customers do not commit to long-term production schedules. Our inability to forecast the level of customer orders with certainty makes it difficult to schedule production and maximize utilization of manufacturing capacity.
We rely on third-party suppliers for components used in our products, and we rely on third-party manufacturers to manufacture certain of our assemblies and finished products. Our results of operations, financial condition and cash flows could be adversely affected if our third-party suppliers lack sufficient quality control or if there are significant changes in their financial or business condition. If our third-party manufacturers fail to deliver products, parts and components of sufficient quality on time and at reasonable prices, we could have difficulties fulfilling our orders, sales and profits could decline, and our commercial reputation could be damaged.
From time to time, we have underutilized our manufacturing lines. This excess capacity means we incur increased fixed costs in our products relative to the net revenue we generate, which could have an adverse effect on our results of operations, particularly during economic downturns. If we are unable to improve utilization levels for these manufacturing lines and correctly manage capacity, the increased expense levels will have an adverse effect on our business, financial condition and results of operations. In addition, some of our manufacturing lines are located in China or other countries that are subject to a number of additional risks and uncertainties, including increasing labor costs, which may result from market demand or other factors, and political, social and economic instability.
Changes in factors that impact the determination of our non-U.S. pension liabilities may adversely affect us.
Certain of our non-U.S. subsidiaries sponsor defined benefit pension plans, which generally provide benefits based on negotiated amounts for each year of service. Our primary funded non-U.S. plans are located in Mexico and the United Kingdom and were underfunded by $38 million as of December 31, 2021. The funding requirements of these benefit plans, and the related expense reflected in our financial statements, are affected by several factors that are subject to an inherent degree of uncertainty and volatility, including governmental regulation. In addition to the defined benefit pension plans, we have retirement obligations driven by requirements in many of the countries in which we operate. These legally required plans require payments at the time benefits are due. Obligations, net of plan assets, related to these non-U.S. defined benefit pension plans and statutorily required retirement obligations totaled $423 million at December 31, 2021, of which $17 million is included in accrued liabilities, $435 million is included in long-term liabilities and $29 million is included in long-term assets in our consolidated balance sheets. Key assumptions used to value these benefit obligations and the cost of providing such benefits, funding requirements and expense recognition include the discount rate and the expected long-term rate of return on pension assets. If the actual trends in these factors are less favorable than our assumptions, this could have an adverse effect on our results of operations and financial condition.
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
We have currency exposures related to buying, selling and financing in currencies other than the local currencies of the countries in which we operate. Approximately 67% of our net revenue for the year ended December 31, 2021 came from sales outside the U.S., which were primarily invoiced in currencies other than the U.S. dollar, and we expect net revenue from non-U.S. markets to continue to represent a significant portion of our net revenue. Accordingly, significant changes in currency exchange rates, particularly the Euro and Chinese Yuan (Renminbi), could cause fluctuations in the reported results of our businesses’ operations that could negatively affect our results of operations. Price increases caused by currency exchange rate fluctuations may make our products less competitive or have an adverse effect on our margins. Currency exchange rate fluctuations may also disrupt the business of our suppliers by making their purchases of raw materials more expensive and more difficult to finance.
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
The majority of our manufacturing and distribution facilities are in Mexico, China and other countries in Asia Pacific, Eastern and Western Europe, South America and Northern Africa. We also purchase raw materials and other supplies from many different countries around the world. For the year ended December 31, 2021, approximately 67% of our net revenue came from sales outside the U.S. International operations are subject to certain risks inherent in doing business globally, including:
•exposure to local economic, political and labor conditions;
•unexpected changes in laws, regulations, trade or monetary or fiscal policy, including interest rates, foreign currency exchange rates and changes in the rate of inflation in the U.S. and other countries;
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
Additionally, our global operations may also be adversely affected by political events, terrorist events and hostilities, complications due to natural, nuclear or other disasters or the spread of an infectious disease, virus or other widespread illness. For instance, the global spread of COVID-19, which originated in late 2019 and was later declared a pandemic by the World Health Organization in March 2020, caused certain governmental authorities worldwide to initiate “lock-down” orders for all non-essential activities, which at times, included extended shutdowns of businesses in the impacted regions. This or any further political or governmental developments or health concerns in Mexico, China or other countries in which we operate could result in social, economic and labor instability. These uncertainties could have a material adverse effect on the continuity of our business and our results of operations and financial condition.
Existing free trade laws and regulations, such as the United States-Mexico-Canada Agreement, provide certain beneficial duties and tariffs for qualifying imports and exports, subject to compliance with the applicable classification and other requirements. Changes in laws or policies governing the terms of trade, and in particular increased trade restrictions, tariffs or taxes on imports from countries where we manufacture products, such as China and Mexico, could have a material adverse affect on our business and financial results. Furthermore, management continues to monitor the volatile geopolitical environment to identify, quantify and assess threatened duties, taxes or other business restrictions which could adversely affect our business and financial results if enacted.
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
If we fail to manage our growth effectively or to integrate successfully any new or future business ventures, acquisitions or strategic alliance into our business, our business could be materially adversely harmed. In addition, the failure to realize the expected benefits of any past or future acquisition or the failure to complete any pending acquisitions could adversely affect our business.
We have completed a number of acquisitions in recent years and we also expect to complete the acquisition of Wind River in mid-2022, subject to regulatory approvals and customary closing conditions. We expect to continue to pursue business ventures, acquisitions, and strategic alliances that leverage our technology capabilities and enhance our customer base, geographic penetration and scale to complement our current businesses and we regularly evaluate potential opportunities, some of which could be material. While we believe that such transactions are an integral part of our long-term strategy, there are risks and uncertainties related to these activities. Assessing a potential growth opportunity involves extensive due diligence. However, the amount of information we can obtain about a potential growth opportunity may be limited, and we can give no assurance that new business ventures, acquisitions, and strategic alliances will positively affect our financial performance or will perform as planned. For instance, the proposed acquisition of Wind River, which we agreed to acquire in January 2022, is subject to numerous risks and uncertainties, which may result in the failure to realize the expected benefits of the transaction. We expect Wind River to become a foundational element of executing our business strategy as Wind River’s industry-leading software services are complementary to our existing portfolio of software solutions, advanced compute and smart architectures and we intend to establish Wind River as the cornerstone of our software strategy. If we are not successful in establishing Wind River in this regard, the anticipated benefits of the acquisition may not be realized fully or at all or may take longer to realize than expected.
In addition, we intend to acquire Wind River and pay other required fees and expenses in connection with the proposed acquisition utilizing cash on hand and proceeds from new indebtedness. There can be no assurance that we will be able to execute such financing transactions on acceptable terms, in a timely manner or at all and the failure to do so could adversely impact our business and the success of the proposed acquisition. This possibility, along with other risks and uncertainties, could result in the inability to complete the proposed transaction. Any delay in the completion of the proposed transaction could also, among other things, result in additional transaction costs.
Furthermore, we may not be successful in fully or partially integrating companies that we acquire, including their personnel, financial systems, distribution, operations and general operating procedures. We may also encounter challenges in achieving appropriate internal control over financial reporting in connection with the integration of an acquired company. If we fail to assimilate or integrate acquired companies successfully, our business, reputation and operating results could be materially impacted. Likewise, our failure to integrate and manage acquired companies profitably may lead to future impairment of any associated goodwill and intangible asset balances. Furthermore, if the benefits of an acquisition do not meet the expectations of investors or securities analysts, the market price of our ordinary shares prior to the closing of the proposed acquisition may decline.
Digital technologies are increasingly crucial to our products and our business. Any significant disruptions such as disruptions caused by cyber-attacks to our information technology capabilities, or those of third parties with which we do business, could adversely impact our business. Similarly, as mobility becomes increasingly connected, electric and autonomous, vehicles increasingly depend on the proper functioning of their software and micro-electronics.
Our ability to keep our business operating effectively depends on the functional and efficient operation of information technology capabilities, both internally and externally. Our capabilities, as well as those of our customers, suppliers, partners and service providers, are crucial to operations and contain confidential personal information, business-related information or intellectual property. These capabilities are also susceptible to interruptions (including those caused by systems failures, cyber-attacks and other natural or man-made incidents or disasters), which may be prolonged or go undetected. Cyber-attacks are continually increasing in their frequency, sophistication and intensity. Although we have and continue to employ capabilities, processes and other security and privacy measures designed to prevent, detect and mitigate the risk of such events, including but not limited to geographically diverse and resilient infrastructure, third-party risk management and the implementation of proactive security and privacy measures, a significant or large-scale interruption of our information technology capabilities could result in a confidentiality, integrity or availability data breach, and adversely affect our ability to manage and keep operations running efficiently and effectively, and could result in significant costs, regulatory investigations, fines or litigation. Incidents that result in a wider or sustained disruption to our business or products, or result in a personal data breach, could have a material adverse effect on our business, reputation, financial condition and results of operations. In addition, as a result of the ongoing impacts of the COVID-19 pandemic, some of our employees are continuing to work from home on a full-time or part-time basis, which may increase our vulnerability to cyber and other information technology risks.
Some of our products, including but not limited to safety-critical products, contain complex digital technologies designed to support today’s increasingly connected vehicles. Although we continue to employ capabilities, processes and other security and privacy measures designed to reduce risks of cyber-attacks against our products, such measures may not provide absolute security (and, in turn, privacy) and may not sufficiently mitigate all potential risks under all scenarios. Failure of such products to effectively protect against attacks targeted at our products can negatively affect our brand and harm our business, prospects, customers, financial condition and operating results.
Further, engineering and maintaining security for our systems and products may require significant costs. However, failing to properly respond to and invest in information technology and cybersecurity advancements may limit our ability to attract and retain customers, prevent us from offering similar products and services as those offered by our competitors or inhibit our ability to meet regulatory, industry or other compliance requirements.
To date, we have not experienced a system failure, cyber-attack or security breach that has resulted in a material interruption in our operations or material adverse effect on our financial condition. Our Board of Directors regularly reviews relevant information technology and cybersecurity matters and receives periodic updates from information technology and cybersecurity subject matter experts as part of its risk assessment procedures, including analysis of existing and emerging risks, as well as plans and strategies to address those risks. While we continuously seek to expand and improve our information technology systems and maintain adequate disclosure controls and procedures, there can be no assurance that we can adequately anticipate all trends of the market, technology landscapes, and threat landscapes, and there can be no assurance that such measures will prevent interruptions or security breaches that could adversely affect our business.
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
If any of our products are or are alleged to be defective, we may be required to participate in a recall involving such products. Each vehicle manufacturer has its own practices regarding product recalls and other product liability actions relating to its suppliers. However, as suppliers become more integrally involved in the vehicle design process and assume more of the vehicle assembly functions, OEMs continue to look to their suppliers for contribution when faced with recalls and product liability claims. A recall claim brought against us, or a product liability claim brought against us in excess of our available insurance, may have a material adverse effect on our business. OEMs also require their suppliers to guarantee or warrant their products and bear the costs of repair and replacement of such products under new vehicle warranties. Depending on the terms under which we supply products to a vehicle manufacturer, a vehicle manufacturer may attempt to hold us responsible for some or all of the repair or replacement costs of products under new vehicle warranties when the OEM asserts that the product supplied did not perform as warranted. Although we cannot ensure that the future costs of warranty claims by our customers will not be material, we believe our established reserves are adequate to cover potential warranty settlements. Our warranty reserves are based on our best estimates of amounts necessary to settle future and existing claims. We regularly evaluate the level of these reserves and adjust them when appropriate. However, the final amounts determined to be due related to these matters could differ materially from our recorded estimates.
In addition, as we adopt new technology, we face an inherent risk of exposure to the claims of others that we have allegedly violated their intellectual property rights. We cannot ensure that we will not experience any material warranty, product liability or intellectual property claim losses in the future or that we will not incur significant costs to defend such claims.
We may be adversely affected by laws or regulations, including environmental, health and safety and climate change, regulation, litigation or other liabilities.
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
We are subject to laws and regulations governing, among other things:
•the generation, storage, handling, use, transportation, presence of, or exposure to hazardous materials;
•the emission and discharge of hazardous materials into the ground, air or water;
•climate change;
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
Certain environmental laws impose liability, sometimes regardless of fault, for investigating or cleaning up contamination on or emanating from our currently or formerly owned, leased or operated property, as well as for damages to property or natural resources and for personal injury arising out of such contamination. Some of these environmental laws may also assess liability on persons who arrange for hazardous substances to be sent to third-party disposal or treatment facilities when such facilities are found to be contaminated. At this time, we are involved in various stages of investigation and cleanup related to environmental remediation matters at a number of present and former facilities. The ultimate cost to us of site cleanups is difficult to predict given the uncertainties regarding the extent of the required cleanup, the potential for ongoing environmental monitoring and maintenance that could be required for many years, the interpretation of applicable laws and regulations, alternative cleanup methods, and potential agreements that could be reached with governmental and third parties. While we have environmental reserves of approximately $4 million at December 31, 2021 for the cleanup of presently-known environmental contamination conditions, it cannot be guaranteed that actual costs will not significantly exceed these reserves.

We also could be named as a potentially responsible party at additional sites in the future and the costs associated with such future sites may be material.
Environmental laws and regulations are complex, change frequently and have tended to become more stringent over time. Specifically, increased public awareness and concern regarding global climate change may continue to result in more international, regional, federal, state and local requirements, or pressure from key stakeholders, to reduce or mitigate climate change, which could impose significant operational restrictions, costs and compliance burdens upon our business or our products. While we have budgeted for future capital and operating expenditures to maintain compliance with environmental laws and regulations, we cannot ensure that environmental laws and regulations will not change or become more stringent in the future. Therefore, we cannot ensure that our costs of complying with current and future environmental, health and safety laws and regulations, and our liabilities arising from past or future releases of, or exposure to, hazardous substances will not adversely affect our business, results of operations or financial condition. For example, adoption of GHG or climate change rules in jurisdictions in which we operate facilities could require installation of emission controls, acquisition of emission credits, emission reductions, or other measures that could be costly, and could also impact utility rates and increase the amount we spend annually for energy. Furthermore, if we fail to achieve our sustainability goals and reduce our impact on the environment, or if there becomes a public perception that we have failed to act responsibly regarding climate change and sustainability, we could be exposed to negative publicity, which could adversely affect our business and reputation.
We may identify the need for additional environmental remediation or demolition obligations relating to facility divestiture, closure and decommissioning activities.
As we sell, close and/or demolish facilities around the world, environmental investigations and assessments will need to be performed. We may identify previously unknown environmental conditions or further delineate known conditions that may require remediation or incur additional costs related to demolition or decommissioning activities, such as abatement of asbestos containing materials or removal of storage tanks. Such costs could exceed our reserves.
We are involved from time to time in legal proceedings and commercial or contractual disputes, which could have an adverse impact on our profitability and consolidated financial position.
We are involved in legal proceedings and commercial or contractual disputes that, from time to time, are significant. These are typically claims that arise in the normal course of business including, without limitation, commercial or contractual disputes, including warranty claims and other disputes with customers and suppliers; intellectual property matters; personal injury claims; environmental, health and safety issues; tax matters; and employment matters.
In addition, we conduct significant business operations in Brazil that are subject to the Brazilian federal labor, social security, environmental, health and safety, tax and customs laws as well as a variety of state and local laws. While we believe we comply with such laws, they are complex, subject to varying interpretations, and we are often engaged in litigation with government agencies regarding the application of these laws to particular circumstances. As of December 31, 2021, the majority of claims asserted against Aptiv in Brazil relate to such litigation. The remaining claims relate to commercial and labor litigation with private parties in Brazil. As of December 31, 2021, claims totaling approximately $95 million (using December 31, 2021 foreign currency rates) have been asserted against Aptiv in Brazil. As of December 31, 2021, we maintained reserves for these asserted claims of approximately $20 million (using December 31, 2021 foreign currency rates).
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

Changes in these guidelines are being contemplated at the local, national, regional (particularly in the European Union), and global levels (through organizations like the G20 and the Organisation for Economic Co-operation and Development). Any changes, especially if made inconsistently, could have a materially adverse impact on our financial results.
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

ITEM 2. PROPERTIES
As of December 31, 2021, we owned or leased 127 major manufacturing sites and 12 major technical centers. A manufacturing site may include multiple plants and may be wholly or partially owned or leased. We also have many smaller manufacturing sites, sales offices, warehouses, engineering centers, joint ventures and other investments strategically located throughout the world. We have a presence in 46 countries. The following table shows the regional distribution of our major manufacturing sites by the operating segment that uses such facilities:

	North America	Europe, Middle East & Africa	Asia Pacific	South America	Total
Signal and Power Solutions	44	35	32	5	116
Advanced Safety and User Experience	2	5	4	—	11
Total	46	40	36	5	127
In addition to these manufacturing sites, we had 12 major technical centers: five in North America; two in Europe, Middle East and Africa; and five in Asia Pacific.
Of our 127 major manufacturing sites and 12 major technical centers, which include facilities owned or leased by our consolidated subsidiaries, 62 are primarily owned and 77 are primarily leased.
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
Brazil Matters
Aptiv conducts business operations in Brazil that are subject to the Brazilian federal labor, social security, environmental, health and safety, tax and customs laws, as well as a variety of state and local laws. While Aptiv believes it complies with such laws, they are complex, subject to varying interpretations, and the Company is often engaged in litigation with government agencies regarding the application of these laws to particular circumstances. As of December 31, 2021, the majority of claims asserted against Aptiv in Brazil relate to such litigation. The remaining claims in Brazil relate to commercial and labor litigation with private parties. As of December 31, 2021, claims totaling approximately $95 million (using December 31, 2021 foreign currency rates) have been asserted against Aptiv in Brazil. As of December 31, 2021, the Company maintains accruals for these asserted claims of $20 million (using December 31, 2021 foreign currency rates). The amounts accrued represent claims that are deemed probable of loss and are reasonably estimable based on the Company’s analyses and assessment of the asserted claims and prior experience with similar matters. While the Company believes its accruals are adequate, the final amounts required to resolve these matters could differ materially from the Company’s recorded estimates and Aptiv’s results of operations could be materially affected. The Company estimates the reasonably possible loss in excess of the amounts accrued related to these claims to be zero to $75 million.

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
As of January 28, 2022, there were 2 shareholders of record of our ordinary shares.
The following graph reflects the comparative changes in the value from December 31, 2016 through December 31, 2021, assuming an initial investment of $100 and the reinvestment of dividends, if any in (1) our ordinary shares, (2) the S&P 500 index and (3) the Automotive Peer Group. Historical share prices of our ordinary shares have been adjusted to reflect the separation of Delphi Technologies. Historical performance may not be indicative of future shareholder returns.
Stock Performance Graph

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN*
$600
$550
$500
$450
$400
$350
$300
$250
$200
$150
$100
$50
12/31/2016
12/31/2017
12/31/2018
12/31/2019
12/31/2020
12/31/2021
Aptiv PLC (1)
S&P 500 (2)
Automotive Peer Group (3)

*    $100 invested on December 31, 2016 in our stock or in the relevant index, including reinvestment of dividends. Fiscal year ended December 31, 2021.
(1)Aptiv PLC, adjusted for the distribution of Delphi Technologies on December 4, 2017
(2)S&P 500 – Standard & Poor’s 500 Total Return Index
(3)Automotive Peer Group – Adient Plc, American Axle & Manufacturing Holdings Inc, Aptiv PLC, Arcimoto Inc, Blink Charging Co, Borgwarner Inc, Canoo Inc, Carparts.Com Inc, Cooper-standard Holdings Inc, Dana Inc, Dorman Products Inc, Driven Brands Holdings Inc, Fisker Inc, Ford Motor Co, General Motors Co, Gentex Corp, Gentherm Inc, Genuine Parts Co, Goodyear Tire & Rubber Co, Lear Corp, Lkq Corp, Lordstown Motors Corp, Monro Inc, Motorcar Parts Of America Inc, Quantumscape Corp, Rivian Automotive Inc, Romeo Power Inc, Standard Motor Products Inc, Stoneridge Inc, Tenneco Inc, Tesla Inc, Visteon Corp, XL Fleet Corp, Xpel Inc.

Company Index	December 31, 2016	December 31, 2017	December 31, 2018	December 31, 2019	December 31, 2020	December 31, 2021
Aptiv PLC (1)	$100.00	$152.79	$111.99	$174.56	$240.06	$303.92
S&P 500 (2)	100.00	121.83	116.49	153.17	181.35	233.41
Automotive Peer Group (3)	100.00	123.82	99.44	122.82	394.17	566.59

Equity Compensation Plan Information
The table below contains information about securities authorized for issuance under equity compensation plans. The features of these plans are discussed further in Note 21. Share-Based Compensation to our audited consolidated financial statements.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,717,469	(1)	$—	(2)	13,358,541	(3)
Equity compensation plans not approved by security holders	—		—		—
Total	1,717,469		—		13,358,541
(1)Includes (a) 17,589 outstanding restricted stock units granted to our Board of Directors and (b) 1,699,880 outstanding time- and performance-based restricted stock units granted to our employees. All grants were made under the Aptiv PLC Long Term Incentive Plan, as amended and restated effective April 23, 2015 (the “PLC LTIP”). Includes accrued dividend equivalents.
(2)The restricted stock units have no exercise price.
(3)Remaining shares available under the PLC LTIP.
Repurchase of Equity Securities
There were no repurchases of equity securities during the quarter ended December 31, 2021. In January 2019, the Board of Directors authorized a share repurchase program of up to $2.0 billion. This program will commence following the completion of the previously announced share repurchase program of $1.5 billion, which was approved by the Board of Directors in April 2016. As of December 31, 2021, approximately $2,013 million remained available for repurchases pursuant to these programs.

ITEM 6. [RESERVED]
Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following management’s discussion and analysis of financial condition and results of operations (“MD&A”) is intended to help you understand the business operations and financial condition of the Company for the period ended December 31, 2021. This discussion should be read in conjunction with Item 8. Financial Statements and Supplementary Data. Our MD&A is presented in seven sections:
•Executive Overview
•Consolidated Results of Operations
•Results of Operations by Segment
•Liquidity and Capital Resources
•Off-Balance Sheet Arrangements
•Significant Accounting Policies and Critical Accounting Estimates
•Recently Issued Accounting Pronouncements
Executive Overview
Our Business
We are a leading global technology and mobility architecture company primarily serving the automotive sector. We deliver end-to-end mobility solutions enabling our customers' transition to more electrified, software-defined vehicles. We design and manufacture vehicle components and provide electrical, electronic and active safety technology solutions to the global automotive and commercial vehicle markets, creating the software and hardware foundation for vehicle features and functionality. Our Advanced Safety and User Experience segment is focused on providing the necessary software and advanced computing platforms, and our Signal and Power Solutions segment is focused on providing the requisite networking architecture required to support the integrated systems in today’s complex vehicles. Together, our businesses develop the ‘brain’ and the ‘nervous system’ of increasingly complex vehicles, providing integration of the vehicle into its operating environment.
We are one of the largest vehicle technology suppliers and our customers include the 25 largest automotive OEMs in the world.
Proposed Acquisition of Wind River Systems, Inc.
In January 2022, the Company entered into a definitive agreement to acquire Wind River Systems, Inc. (“Wind River”), a global leader in delivering software for the intelligent edge, for approximately $4.3 billion. The transaction is expected to close in mid-2022, subject to regulatory approvals and customary closing conditions. Refer to Note 20. Acquisitions and Divestitures to the audited consolidated financial statements, included in Item 8 for more information. With Aptiv and Wind River’s synergistic technologies and decades of experience delivering safety critical systems, the Company believes this acquisition will accelerate the journey to a software-defined future of the automotive industry.
Business Strategy
We believe the Company is well-positioned for growth from increasing global vehicle production volumes, increased demand for our Safe, Green and Connected products which are being added to vehicle content and new business wins with existing and new customers. We are focused on accelerating the industry’s transition to software-defined vehicles, the commercialization of active safety, autonomous driving, enhanced user experiences and connected services and providing the software, advanced computing platforms and networking architecture required to do so. We have successfully created a competitive cost structure while investing in research and development to grow our product offerings, which are aligned with the high-growth industry mega-trends, and re-aligned our manufacturing footprint into an efficient, low-cost regional service model, focused on increasing our profit margins.
The global supply chain disruptions currently impacting the industry, combined with the continuing uncertainties caused by the COVID-19 pandemic, created unprecedented operating challenges in 2021. Our 2021 performance reflects our commitment to executing flawlessly for our customers despite these and other headwinds, while positioning the Company for continued outperformance as industry conditions improve. Our recent financial and business achievements include the following:
•Enhancing our software capabilities and enabling the industry’s transition to software-defined vehicles
◦Announcing the proposed acquisition of Wind River, a global leader in delivering software for the intelligent edge, and announcing our planned investment in TTTech Auto AG, a leading provider of automotive safety-critical middleware solutions. These actions accelerate our software strategy, broaden our portfolio of technology solutions and enable us to capitalize on opportunities requiring comprehensive software solutions.
•Leveraging our investment grade credit metrics to further enhance our capital structure and increase our financial flexibility
◦Successfully issuing $1.5 billion of 30-year, 3.10% senior unsecured notes, utilizing the proceeds to redeem our $700 million, 4.15% senior notes and our $650 million, 4.25% senior notes; and
◦Extending the maturity of our existing Credit Agreement to August 2026 in addition to being one of the first companies to integrate sustainability metrics into our financing structure.
•Generating strong results in 2021 despite the continuing impacts of the COVID-19 pandemic and global supply chain disruptions limiting global vehicle production capacity
◦Delivering sustained outperformance, with above-market sales growth of 15%, as strong demand across our portfolio continued despite the challenging operating environment;
◦Generating record new business awards of $24 billion, based on expected volumes and prices, validating our industry leading portfolio of advanced technologies;
◦Generating $1,189 million of operating income or $1,230 million of adjusted operating income and cash flow from operations of $1.2 billion, despite supply chain disruptions and material inflation; and
◦Achieving 154.1% total shareholder return over the period 2019 through 2021, illustrating execution of our long-term strategy and sustainable value creation.
•Continuing our relentless focus on cost structure and operational optimization
◦Maximizing our operational flexibility and profitability at all points in the normal automotive business cycle, by having approximately 97% of our hourly workforce based in best cost countries, and approximately 22% of our hourly workforce composed of contingent employees.

•Recruiting and retaining top talent from various industries, including technology
◦Advancing a culture of diversity and inclusion, improving access to opportunities while ensuring equal pay for equal work within markets; and
◦Promoting employee health and safety through our strong safety culture and consistently achieving best-in-class lost workday case rates compared with industry peers.
•Continuing to execute on our long-term Safe, Green and Connected strategy to enable a more sustainable future
◦Expanding our market relevant portfolio to address the industry’s top challenges, including high voltage electrification and active safety technologies;
◦Capturing value across the entire technology stack with the commercialization of Smart Vehicle ArchitectureTM; and
◦Announcing new carbon emissions targets to help ensure a more sustainable future which includes a commitment to become a net carbon-neutral company by 2040.
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
Commercializing the high-tech evolution of the automotive industry. The automotive industry is increasingly evolving towards the implementation of software-dependent components and solutions. In particular, the industry is focused on the development of advanced driver assistance technologies, with the goal of developing and introducing a commercially-viable, fully automated driving experience. We expect automated driving technologies will provide strong societal benefit as well as the opportunity for long-term growth for our product offerings in this space. We are focused on enabling and delivering end-to-end smart mobility solutions, enabling our customers' transition to more electrified, software-defined vehicles, accelerating the commercialization of active safety and autonomous driving technologies and providing enhanced user experience and connected services.
In an effort to harness the full potential of connected intelligent systems across industries, strengthen our capabilities in software-defined mobility and to enable advanced smart vehicle architecture changes, we entered into a definitive agreement to acquire Wind River in January 2022. This transaction is expected to close in mid-2022, subject to regulatory approvals and customary closing conditions. Wind River is a global leader in delivering software for the intelligent edge. Previously, in 2021, we executed a strategic collaboration agreement with Wind River to develop a software toolchain for various automotive applications.
We are also continuing to invest in the automated driving space, and have continued to develop market-leading automated driving platform solutions such as automated driving software, key active safety sensing technologies and our multi-domain controller, which fuses information from sensing systems as well as mapping and navigation data to make driving decisions. We believe we are well-aligned with industry technology trends that will result in sustainable future growth in this space, and have partnered with leaders in their respective fields to advance the pace of development and commercialization of these emerging technologies.
In March 2020, to further our leadership position in the automated driving space, we completed a transaction with Hyundai to form Motional, a joint venture focused on the design, development and commercialization of autonomous driving technologies. Motional brings together one of the industry’s most innovative vehicle technology providers with one of the world’s largest OEMs. We expect this partnership to accelerate the path towards the development of production-ready autonomous driving systems for commercialization in the new mobility space.
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
Motional began testing fully driverless systems in 2020 and anticipates it will have a production-ready autonomous driving platform available for robotaxi providers, meal delivery providers, fleet operators and automotive manufacturers to test at prototype scale in 2022, with higher volumes available for deployment in 2023. In addition, Motional is involved in collaborative arrangements with mobility providers and with smart cities such as Boston, Las Vegas, Los Angeles and Singapore as solutions are developed for the evolving nature of the mobility industry. As a result of our substantial investments and strategic partnerships, we believe we are well-aligned with industry technology trends that will result in sustainable future growth in these evolving areas.
However, there are many risks associated with these evolving areas, including the high development costs of active safety and autonomous driving technologies, the uncertain timing of customer and consumer adoption of these technologies, increased competition from entrants outside the traditional automotive industry and evolving regulations, such as the federal guidance for automated driving systems published by the U.S. Department of Transportation. While we believe we are well-positioned in these markets, the high development cost of active safety and autonomous driving technologies may result in a higher risk of exposure to the success of new or disruptive technologies different than those being developed by us or our partners.
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
Capitalizing on our scale, global footprint and established position in key growth markets. We intend to generate sustained growth by capitalizing on the breadth and scale of our operating capabilities. Our global footprint provides us important proximity to our customers’ manufacturing facilities and allows us to serve them in every region in which they operate. We anticipate that we will continue to build upon our extensive geographic reach to capitalize on growing automotive markets, particularly in China. In addition, our presence in best cost countries positions us to realize incremental margin improvements as the global balance of automotive production shifts towards key growth markets.
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
Pursuing selected acquisitions and strategic investments. In 2021, we continued to complete selected acquisitions and strategic investments in order to continue to leverage our technology capabilities and enhance and expand our commercialization of new mobility solutions, product offerings, customer base, geographic penetration and scale to complement our current businesses, while continuing to enhance our product offerings and competitive position in growing market segments.
In addition, in January 2022, the Company entered into a definitive agreement to acquire Wind River for approximately $4.3 billion. The transaction is expected to close in mid-2022, subject to regulatory approvals and customary closing conditions. With Aptiv and Wind River’s synergistic technologies and decades of experience delivering safety critical systems, the Company believes this acquisition will accelerate the journey to a software-defined future of the automotive industry. Furthermore, in December 2021, Aptiv agreed to invest €200 million in TTTech Auto AG, a leading provider of safety-critical middleware solutions for advanced driver-assistance systems and autonomous driving applications. The transaction is expected to close in Q1 2022, subject to regulatory approvals and customary closing conditions. Together, these actions accelerate our software strategy, broaden our portfolio of technology solutions and enable us to capitalize on opportunities requiring comprehensive software solutions.
Accelerating an electric, zero-emissions future. In 2021, we committed to becoming carbon-neutral in our global operations by 2030 and to achieve net carbon neutrality by 2040 as we transition away from carbon-intensive energy and processes in our global operations. We also continue to focus on minimizing the overall environmental impact of vehicles as a key part of our overall business strategy. We believe that this strong, foundational focus on sustainability makes Aptiv a partner of choice for our customers, a desirable place to work for our employees and a valued contributor to the communities in which we operate.
Trends, Uncertainties and Opportunities
COVID-19 pandemic. The global spread of the COVID-19 pandemic, which originated in late 2019 and was later declared a pandemic by the World Health Organization in March 2020, negatively impacted the global economy, disrupted supply chains and created significant volatility in global financial markets in 2020 with various direct and indirect adverse impacts continuing throughout 2021 and into 2022.
In 2021, the pandemic continued to impact economies and communities throughout the world, including in all of the markets and regions served by Aptiv. Although vaccines have been introduced that are expected to reduce the effect of COVID-19, governmental authorities throughout the world continue to implement numerous measures aimed at containing and mitigating the effects of the pandemic, including renewed travel bans and restrictions, quarantines, social distancing orders, “lock-down” orders and shutdowns of non-essential activities. Although our manufacturing facilities were not impacted by prolonged shutdowns directly resulting from the COVID-19 pandemic in 2021, we cannot assure that this will not be the case in the future. Further, it is possible that governmental authorities within jurisdictions in which our business operates may implement vaccination mandates which could impact our workforce and operations. Although we cannot predict the impact of vaccination mandates, any future mandates could result in increased employee attrition, which could have a material adverse effect on our business and financial condition.
The direct adverse impacts of the COVID-19 pandemic on Aptiv, which primarily affected us in the first half of 2020, included extended work stoppages and travel restrictions at our facilities and those of our customers and suppliers, decreases in consumer demand and vehicle production schedules, disruptions to our supply chain and other adverse global economic impacts, particularly those resulting from temporary governmental “lock-down” orders for all non-essential activities, initially in the first quarter of 2020 in China and subsequently in Europe, North America and South America. During the second half of 2020, many of these impacts abated, resulting in increased sales and profitability from the levels observed earlier in the year 2020.
During 2020 we took decisive actions to enhance our financial flexibility and minimize the impact on our business, such as the ramping down of certain production facilities in response to customer plant closures and changes in vehicle production schedules, imposing certain travel restrictions, suspending the Company’s ordinary share cash dividend and our ordinary share repurchase program, issuing $2.3 billion combined of preferred and ordinary shares, extending substantially all of our existing Credit Agreement’s maturity to August 2022 (which was further extended in its entirety to 2026 during the second quarter of 2021), and actively managing costs, capital spending and working capital to further strengthen our liquidity.
However, certain direct and indirect adverse impacts of the COVID-19 pandemic persisted throughout 2021 and are expected to continue into 2022, including the worldwide semiconductor supply shortage. As a result, due to the continuing uncertainties surrounding the ultimate impacts of the COVID-19 pandemic and resulting potential future governmental actions and economic impacts, it is possible that these adverse impacts could reoccur, resulting in further adverse impacts on our future operating earnings and cash flows.
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
Global supply chain disruptions. Due to various factors that are beyond our control, there are currently global supply chain disruptions, including a worldwide semiconductor supply shortage. The semiconductor supply shortage, due in part to increased demand across multiple industries, is impacting production in automotive and other industries. We anticipate these supply chain disruptions will persist throughout 2022. We, along with most automotive component manufacturers that use semiconductors, have been unable to fully meet the vehicle production demands of OEMs because of events which are outside our control, including but not limited to, the COVID-19 pandemic, the global semiconductor shortage, fires in our suppliers’ facilities, unprecedented weather events in the southwestern United States, and other extraordinary events. Although we are working closely with suppliers and customers to minimize any potential adverse impacts of these events, some of our customers have indicated that they expect us to bear at least some responsibility for their lost production and other costs. While no assurances can be made as to the ultimate outcome of these customer expectations or any other future claims, we do not currently believe a loss is probable. We will continue to actively monitor all direct and indirect potential impacts of these supply chain disruptions, and will seek to aggressively mitigate and minimize their impact on our business.
In addition, we are carrying critical inventory items and key components, and we continue to procure productive, raw material and non-critical inventory components in order to satisfy our customers’ vehicle production schedules. However, as a result of our customers’ recent production volatility and cancellations, our balance of productive, raw and component material inventories has increased substantially from customary levels as of December 31, 2021. We will continue to actively monitor and manage inventory levels across all inventory types in order to maximize both supply continuity and the efficient use of working capital.
Economic conditions. Our business is directly related to automotive sales and automotive vehicle production by our customers. Automotive sales depend on a number of factors, including global and regional economic conditions. Global automotive vehicle production increased 2% (flat on an Aptiv weighted market basis, which represents global vehicle production weighted to the geographic regions in which the Company generates its revenue, “AWM”) from 2020 to 2021, primarily due to the impacts of the global supply chain disruptions, including the worldwide semiconductor supply shortage, which followed the significant decrease in vehicle production in 2020 due to the adverse impacts of the COVID-19 pandemic. Although 2021 global vehicle sales and production rates increased slightly, they were still significantly below historic levels. Compared to the unusually low 2020 production rates, vehicle production in 2021 increased by 2% in China, 1% in North America and 18% in South America, our smallest region, and decreased by 4% in Europe. Refer to Note 22. Segment Reporting of the notes to the audited consolidated financial statements, included in Item 8. Financial Statements and Supplementary Data of this Annual Report for financial information concerning principal geographic areas.
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
Key growth markets. There have been periods of increased market volatility and moderations in the level of economic growth in China, which resulted in periods of lower automotive production growth rates in China than those previously experienced. For example, automotive production in China experienced minimal growth of 2% in 2021, primarily due to the adverse impacts of the global supply chain disruptions impacting the industry and trade uncertainties, which follows a decrease of 3% in the region in 2020. Despite this lack of significant growth and the moderation in the level of economic growth in China, rising income levels in China and other key growth markets are expected to result in stronger growth rates in these markets over the long-term. Our strong global presence, and presence in these markets, has positioned us to experience above-market growth rates over the long-term. We continue to expand our established presence in key growth markets, positioning us to benefit from the expected long-term growth opportunities in these regions. We are capitalizing on our long-standing relationships with the global OEMs and further enhancing our positions with the key growth market OEMs to continue expanding our worldwide leadership. We continue to build upon our extensive geographic reach to capitalize on fast-growing automotive markets. We believe that our presence in best cost countries positions us to realize incremental margin improvements as the global balance of automotive production shifts towards the key growth markets.
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
Global capabilities. Many OEMs are continuing to adopt global vehicle platforms to increase standardization, reduce per unit cost and increase capital efficiency and profitability. As a result, OEMs are selecting suppliers that have the capability to manufacture products on a worldwide basis, as well as the flexibility to adapt to regional variations. Suppliers with global scale and strong design, engineering and manufacturing capabilities, are best positioned to benefit from this trend. Our global footprint enables us to serve the global OEMs on a worldwide basis as we gain market share with key growth market OEMs. This regional model is structured primarily to service the North American market from Mexico, the South American market from Brazil, the European market from Eastern Europe and North Africa, and the Asia Pacific market from China, and we have continued to rotate our manufacturing footprint to best cost locations within these regions.
Our operations are subject to certain risks inherent in doing business globally, including unexpected changes in laws or regulations governing trade, or other monetary or tax fiscal policy changes, including tariffs, quotas, customs and other import or export restrictions or trade barriers. We are also subject to risks associated with actions taken by governmental authorities to impose changes in laws or regulations that restrict certain business operations, trade or travel in response to a pandemic or widespread outbreak of an illness. For instance, the worldwide spread of the COVID-19 pandemic and variants thereof in 2020, throughout 2021 and into 2022, has had various direct and indirect adverse impacts on our global operations, the automotive industry and economies around the world. Most notably in 2020, the pandemic resulted in extended work stoppages and travel restrictions at our facilities and those of our customers and suppliers, decreases in consumer demand and vehicle production schedules, disruptions to our supply chain and other adverse global economic impacts, particularly those resulting from temporary governmental “lock-down” orders for all non-essential activities, initially in the first quarter in China and subsequently in Europe, North America and South America. Although certain of the adverse impacts of the pandemic abated during the second half of 2020, other direct and indirect adverse impacts continued throughout 2021 and into 2022, such as the overall supply chain disruptions and the global semiconductor supply shortage. These impacts continue to negatively affect the global economy and automotive industry, and we anticipate they will persist throughout 2022. As a result, we are unable to predict the ultimate impact to our business due to a number of evolving factors, including the duration and spread of the pandemic, the impact of the pandemic on economic activity, our supply chain, consumer demand and vehicle production schedules, and the actions of governmental authorities across the globe.
In addition, existing free trade laws and regulations, such as the United States-Mexico-Canada Agreement, provide certain beneficial duties and tariffs for qualifying imports and exports, subject to compliance with the applicable classification and other requirements. Changes in laws or policies governing the terms of trade, and in particular increased trade restrictions, tariffs or taxes on imports from countries where we manufacture products, such as China and Mexico, could have a material adverse effect on our business and financial results. Furthermore, management continues to monitor the volatile geopolitical environment to identify, quantify and assess threatened duties, taxes or other business restrictions which could adversely affect our business and financial results if enacted.
Product development. The automotive technology and components industry is highly competitive and is characterized by rapidly changing technology, evolving industry standards and changes in customer needs. Our ability to anticipate changes in technology and regulatory standards and to successfully develop and introduce new and enhanced products on a timely and cost competitive basis will be a significant factor in our ability to remain competitive. To compete effectively in the automotive technology and components industry, we must be able to develop and launch new products to meet our customers’ demands in a timely manner. Our innovative technologies and robust global engineering and development capabilities have us well positioned to meet the increasingly stringent vehicle manufacturer demands and consumer preferences for high-technology content in automobiles.
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
Engineering, design and development. Our history and culture of innovation have enabled us to develop significant intellectual property and design and development expertise to provide advanced technology solutions that meet the demands of our customers. We have a team of approximately 18,900 scientists, engineers and technicians focused on developing leading product solutions for our key markets, located at 12 major technical centers in China, Germany, India, Mexico, Poland, Singapore and the United States. Our total investment in research and development, including engineering, was approximately $1.4 billion, $1.3 billion and $1.5 billion for the years ended December 31, 2021, 2020 and 2019, respectively, which includes approximately $320 million, $303 million and $381 million of co-investment by customers and government agencies. Each year we share some engineering expenses with OEMs and government agencies. While this amount varies from year-to-year, it is generally in the range of 20% to 30% of engineering expenses. We also encourage “open innovation” and collaborate extensively with peers in the industry, government agencies and academic institutions. Our technology competencies are recognized by both customers and government agencies, who co-invested approximately $320 million in 2021 to support new product development, accelerating the pace of innovation and reducing the risk associated with successful commercialization of technological breakthroughs.
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
We utilize a Technology Advisory Council, a panel of prominent global technology thought leaders, which guides our product strategies and investments in technology with a focus on developing advanced technologies to drive growth. We believe that our engineering and technical expertise, together with our emphasis on continuing research and development, allow us to use the latest technologies, materials and processes to solve problems for our customers and to bring new, innovative products to market. We believe that continued engineering activities are critical to maintaining our pipeline of technologically advanced products. Given our strong financial discipline, we seek to effectively manage fixed costs and efficiently rationalize capital spending by critically evaluating the profit potential of new and existing customer programs, including investment in innovation and technology. We maintain our engineering activities around our focused product portfolio and allocate our capital and resources to those products with distinctive technologies. We expect expenditures for research and development activities, including engineering, net of co-investment, to be approximately $1.0 billion for the year ended December 31, 2022.
We maintain a large portfolio of approximately 8,500 patents and protective rights in the operation of our business as of December 31, 2021. While no individual patent or group of patents, taken alone, is considered material to our business, taken in the aggregate, these patents provide meaningful protection for our products and technical innovations. Similarly, while our trademarks are important to identify our position in the industry, we do not believe that any of these are individually material to our business. We are actively pursuing marketing opportunities to commercialize and license our technology to both automotive and non-automotive industries and we have selectively taken licenses from others to support our business interests. These activities foster optimization of intellectual property rights.
Pricing. Cost-cutting initiatives adopted by our customers result in increased downward pressure on pricing. Our customer supply agreements generally require step-downs in component pricing over the periods of production and OEMs have historically possessed significant leverage over their outside suppliers because the automotive component supply industry is fragmented and serves a limited number of automotive OEMs. Our profitability depends in part on our ability to generate sufficient production cost savings in the future to offset price reductions. In addition, during 2021, global economies as well as our industry were subjected to significant inflationary cost pressures and these pressures are expected to continue into 2022. We continue to work with our customers, both through price recoveries and adjustments as well as future pricing adjustments as contracts renew, to mitigate the impact of these inflationary pressures on our results of operations.
We are focused on maintaining a low fixed cost structure that provides us flexibility to remain profitable at all points of the traditional vehicle industry production cycle. As a result, approximately 97% of our hourly workforce is located in best cost countries. Furthermore, we have substantial operational flexibility by leveraging a large workforce of contingent workers, which represented approximately 22% of the hourly workforce as of December 31, 2021. However, we will continue to adjust our cost structure and optimize our manufacturing footprint in response to changes in the global and regional automotive markets and in order to increase investment in advanced technologies and engineering, as evidenced by our ongoing restructuring programs focused on the continued rotation of our manufacturing footprint to best cost locations in Europe and on reducing our global overhead costs. As we continue to operate in a cyclical industry that is impacted by movements in the global and regional economies, we continually evaluate opportunities to further refine our cost structure. Assuming constant product mix and pricing, based on our 2021 results, we estimate that our EBITDA breakeven level would be reached if we experienced a 45% downturn to current product volumes.
We have a strong balance sheet with gross debt of approximately $4.1 billion and substantial available liquidity of approximately $5.6 billion of cash and cash equivalents and available financing under our Revolving Credit Facility and committed European accounts receivable factoring facility (as defined below in Liquidity and Capital Resources) as of December 31, 2021, and no significant U.S. defined benefit or workforce postretirement health care benefits and employer-paid postretirement basic life insurance benefits liabilities. As further described in Note 15. Shareholders’ and Net Income Per Share to the audited consolidated financial statements included herein, we also issued $2.3 billion total of preferred and ordinary shares during 2020. We intend to maintain strong financial discipline by targeting industry-leading earnings growth, cash flow generation and return on invested capital and to maintain sufficient liquidity to sustain our financial flexibility throughout the industry cycle.
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
Industry consolidation and disruptive new entrants. Consolidation among worldwide OEMs and suppliers is expected to continue as these companies seek to achieve operating synergies and value stream efficiencies, acquire complementary technologies and build stronger customer relationships. Additionally, the rise of advanced software and technologies in vehicles has attracted new and disruptive entrants from outside the traditional automotive supply industry. These entrants may seek to gain access to certain vehicle technology and component markets. Any of these new competitors may develop and introduce technologies that gain greater customer or consumer acceptance, which could adversely affect the future growth of the Company. We believe companies with strong balance sheets and financial discipline are in the best position to take advantage of these trends.
Consolidated Results of Operations
Our total net sales during the year ended December 31, 2021 were $15.6 billion, an increase of approximately 20% compared to 2020. Our overall volumes increased 16% despite total global OEM production increases of only 2% (flat on an AWM basis) for the year ended December 31, 2021, from the unusually low 2020 production rates and despite the ongoing direct and indirect adverse impacts of the COVID-19 pandemic and worldwide semiconductor shortage on vehicle production schedules and sales volumes. Our total net sales for the year ended December 31, 2020 were adversely impacted by the governmental “lock-down” orders due to the COVID-19 pandemic for all non-essential activities, initially in China during the first quarter of 2020 and subsequently in Europe and North America. Despite the volatility caused by the COVID-19 pandemic and the global supply chain disruptions throughout 2021, our overall lean cost structure, along with continued above-market sales growth in all major regions, has enabled us to achieve strong levels of operating income, while continuing to strategically invest in the future.
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
This section discusses our consolidated results of operations and results of operations by segment for the years ended December 31, 2021 versus 2020. A detailed discussion of our consolidated results of operations and results of operations by segment for the years ended December 31, 2020 versus 2019 can be found under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the SEC on February 8, 2021.
2021 versus 2020
The results of operations for the years ended December 31, 2021 and 2020 were as follows:

	Year Ended December 31,
	2021		2020		Favorable/ (unfavorable)
	(dollars in millions)
Net sales	$15,618		$13,066		$2,552
Cost of sales	13,182		11,126		(2,056)
Gross margin	2,436	15.6%	1,940	14.8%	496
Selling, general and administrative	1,075		976		(99)
Amortization	148		144		(4)
Restructuring	24		136		112
Gain on autonomous driving joint venture	—		(1,434)		(1,434)
Operating income	1,189		2,118		(929)
Interest expense	(150)		(164)		14
Other expense, net	(129)		—		(129)
Income before income taxes and equity loss	910		1,954		(1,044)
Income tax expense	(101)		(49)		(52)
Income before equity loss	809		1,905		(1,096)
Equity loss, net of tax	(200)		(83)		(117)
Net income	609		1,822		(1,213)
Net income attributable to noncontrolling interest	19		18		1
Net income attributable to Aptiv	590		1,804		(1,214)
Mandatory convertible preferred share dividends	(63)		(35)		(28)
Net income attributable to ordinary shareholders	$527		$1,769		$(1,242)

Total Net Sales
Below is a summary of our total net sales for the years ended December 31, 2021 versus 2020.

	Year Ended December 31,			Variance Due To:
	2021	2020	Favorable/ (unfavorable)	Volume, net of contractual price reductions	FX	Commodity pass- through	Other	Total
	(in millions)			(in millions)
Total net sales	$15,618	$13,066	$2,552	$1,936	$279	$337	$—	$2,552
Total net sales for the year ended December 31, 2021 increased 20% compared to the year ended December 31, 2020. Despite the ongoing direct and indirect adverse impacts of the COVID-19 pandemic on vehicle production schedules and sales volumes, which include the current global supply chain disruptions impacting the automotive industry, our overall volumes increased 16% for the period from the unusually low 2020 volumes. Our total net sales for the year ended December 31, 2020 were adversely impacted by the governmental “lock-down” orders due to the COVID-19 pandemic for all non-essential activities, initially in China during the first quarter of 2020 and subsequently in Europe and North America. Our total net sales also reflect favorable foreign currency impacts, primarily related to the Euro and Chinese Yuan Renminbi, and contractual price reductions.

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
Cost of sales increased $2,056 million for the year ended December 31, 2021 compared to the year ended December 31, 2020, as summarized below. The Company’s material cost of sales was approximately 50% of net sales in both the years ended December 31, 2021 and 2020.

	Year Ended December 31,			Variance Due To:
	2021	2020	Favorable/ (unfavorable)	Volume (a)	FX	Operational performance	Other	Total
	(dollars in millions)			(in millions)
Cost of sales	$13,182	$11,126	$(2,056)	$(1,258)	$(222)	$(249)	$(327)	$(2,056)
Gross margin	$2,436	$1,940	$496	$678	$57	$(249)	$10	$496
Percentage of net sales	15.6%	14.8%
(a)Presented net of contractual price reductions for gross margin variance.
The increase in cost of sales reflects increased volumes, the impacts from currency exchange and operational performance. Our operational performance for the year ended December 31, 2021 includes approximately $260 million of increased costs for semiconductors and commodities, as well as approximately $130 million of increased costs, primarily related to material logistics costs associated with the global supply chain disruptions due to the worldwide semiconductor shortage and other extraordinary events. Coupled with $80 million of incremental costs detailed in the bullet below in Other, total increased costs resulting from the global supply chain disruptions were approximately $210 million during the year ended December 31, 2021. Cost of sales was also impacted by the following items in Other above:
•$337 million of increased commodity pass-through costs; and
•Increased costs of approximately $80 million, primarily for distributional logistics and other inefficiencies, resulting from the global supply chain disruptions, as per above; partially offset by
•Decreased expense of approximately $35 million, primarily due to decreased engineering expenses as a result of the formation of the Motional autonomous driving joint venture with Hyundai in March 2020, which is now accounted for under the equity method of accounting; and
•$21 million of decreased warranty costs.

Selling, General and Administrative Expense

	Year Ended December 31,
	2021	2020	Favorable/ (unfavorable)
	(dollars in millions)
Selling, general and administrative expense	$1,075	$976	$(99)
Percentage of net sales	6.9%	7.5%
Selling, general and administrative expense (“SG&A”) includes administrative expenses, information technology costs and incentive compensation related costs. SG&A decreased as a percentage of net sales for the year ended December 31, 2021 as compared to 2020, primarily due to increased sales in 2021, partially offset by increased incentive compensation costs.

Amortization

	Year Ended December 31,
	2021	2020	Favorable/ (unfavorable)
	(in millions)
Amortization	$148	$144	$(4)
Amortization expense reflects the non-cash charge related to definite-lived intangible assets. The consistency in amortization during the year ended December 31, 2021 compared to 2020 primarily reflects the continued amortization of our definite-lived intangible assets, which resulted primarily from our acquisitions, over their estimated useful lives. Refer to Note 20. Acquisitions and Divestitures to the audited consolidated financial statements included herein for further detail of our business acquisitions, including details of the intangible assets recorded in each transaction.
In 2022, we expect to incur non-cash amortization charges of approximately $149 million, excluding any non-cash amortization charges incurred as a result of the proposed acquisition of Wind River, which is expected to close in mid-2022, subject to regulatory approvals and customary closing conditions.

Restructuring

	Year Ended December 31,
	2021	2020	Favorable/ (unfavorable)
	(dollars in millions)
Restructuring	$24	$136	$112
Percentage of net sales	0.2%	1.0%
The Company recorded employee-related and other restructuring charges totaling approximately $24 million during the year ended December 31, 2021. We expect to make cash payments of approximately $40 million in 2022 pursuant to currently implemented restructuring programs.
Restructuring charges recorded during 2020 were primarily focused on aligning our production capabilities with the reduced levels of global vehicle production resulting from the COVID-19 pandemic, as well as the continued rotation of our manufacturing footprint to best cost locations in Europe and on reducing global overhead costs. The Company recorded employee-related and other restructuring charges related to these programs totaling approximately $136 million during the year ended December 31, 2020, of which $62 million was recognized for programs implemented in the North America region and $57 million was recognized for programs implemented in the European region, pursuant to the Company’s ongoing overhead cost reduction strategy. The charges recorded during 2020 included the recognition of approximately $90 million of employee-related and other costs related to actions taken as a result of the global impacts of the COVID-19 pandemic.
We expect to continue to incur additional restructuring expense in 2022 and beyond, primarily related to programs focused on the continued rotation of our manufacturing footprint to best cost locations in Europe and on reducing global overhead costs, which includes approximately $15 million (which primarily relate to the Signal and Power Solutions segment) for programs approved as of December 31, 2021. Additionally, as we continue to operate in a cyclical industry that is impacted by movements in the global and regional economies, we continually evaluate opportunities to further adjust our cost structure and optimize our manufacturing footprint. The Company plans to implement additional restructuring activities in the future, if necessary, in order to align manufacturing capacity and other costs with prevailing regional automotive production levels and locations, to improve the efficiency and utilization of other locations and in order to increase investment in advanced technologies and engineering. Such future restructuring actions are dependent on market conditions, customer actions and other factors.
Refer to Note 10. Restructuring to the audited consolidated financial statements included herein for additional information.

Interest Expense

	Year Ended December 31,
	2021	2020	Favorable/ (unfavorable)
	(in millions)
Interest expense	$150	$164	$14
The decrease in interest expense during the year ended December 31, 2021 compared to 2020 reflects the drawdown of all remaining availability under the Revolving Credit Facility in the first quarter of 2020, primarily to provide additional liquidity and financial flexibility in response to the initial impacts from the onset of the COVID-19 pandemic. The balance remained outstanding for substantially all of the second quarter of 2020. No amounts were drawn on the Revolving Credit Facility during the year ended December 31, 2021.
Refer to Note 11. Debt to the audited consolidated financial statements included herein for additional information.

Other Income, Net

	Year Ended December 31,
	2021	2020	Favorable/ (unfavorable)
	(in millions)
Other expense, net	$129	$—	$(129)
As further discussed in Note 11. Debt to the audited consolidated financial statements included herein, during the year ended December 31, 2021, Aptiv redeemed for cash the entire $700 million aggregate principal amount outstanding of the 2014 Senior Notes and the entire $650 million aggregate principal amount outstanding of the 4.25% Senior Notes, resulting in a loss on debt extinguishment of approximately $126 million. As further discussed in Note 5. Investments in Affiliates to the audited consolidated financial statements included herein, during the year ended December 31, 2021, Aptiv recorded a pre-tax unrealized gain of $9 million related to increases in fair value of its equity investments without readily determinable fair values. The Company also recorded $21 million during the year ended December 31, 2021 related to the components of net periodic pension and postretirement benefit cost other than service costs, as further described in Note 12. Pension Benefits to the audited consolidated financial statements included herein.
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
Refer to Note 19. Other Income, Net to the audited consolidated financial statements included herein for additional information.

Income Taxes

	Year Ended December 31,
	2021	2020	Favorable/ (unfavorable)
	(in millions)
Income tax expense	$101	$49	$(52)
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

The Company’s effective tax rate was 11% and 3% for the years ended December 31, 2021 and 2020, respectively. The effective tax rate in the year ended December 31, 2021 was impacted by favorable provision to return adjustments as well as releases of valuation allowances as a result of the Company’s determination that it was more likely than not that certain deferred tax assets would be realized. The Company also accrued $19 million of reserve adjustments for uncertain tax positions.
The effective tax rate for the year ended December 31, 2020 was impacted by changes in reserves, provision to return adjustments, changes in valuation allowances and the tax impact of certain intragroup reorganizations meant to streamline and simplify the Company’s operating and legal structure, which resulted in the recognition of losses for tax purposes. The effective tax rate was also impacted by the beneficial impact from the gain on the autonomous driving joint venture. The tax expense associated with the gain was insignificant as Aptiv’s aggregate autonomous driving assets were exempt from capital gains tax in the jurisdiction from which they were sold. The aggregate autonomous driving assets had been acquired, purchased or developed in taxable transactions in prior periods and reflect changes made to the corporate entity operating structure for intellectual property following the separation of its former Powertrain Systems segment.
Refer to Note 14. Income Taxes to the audited consolidated financial statements included herein for additional information.

Equity Loss

	Year Ended December 31,
	2021	2020	Favorable/ (unfavorable)
	(in millions)
Equity loss, net of tax	$200	$83	$(117)
Equity loss, net of tax reflects the Company’s interest in the results of ongoing operations of entities accounted for as equity method investments. The equity losses recognized by Aptiv for each period presented are primarily attributable to the Motional autonomous driving joint venture formed in March 2020 with Hyundai, as further described in Note 5. Investments in Affiliates and Note 20. Acquisitions and Divestitures to the audited consolidated financial statements included herein.

Results of Operations by Segment
We operate our core business along the following operating segments, which are grouped on the basis of similar product, market and operating factors:
•Signal and Power Solutions, which includes complete electrical architecture and component products.
•Advanced Safety and User Experience, which includes vehicle technology and systems integration expertise in advanced safety, user experience and connectivity and security solutions, as well as advanced software development and autonomous driving technologies.
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
The reconciliation of Adjusted Operating Income to operating income includes, as applicable, restructuring, other acquisition and portfolio project costs (which includes costs incurred to integrate acquired businesses and to plan and execute product portfolio transformation actions, including business and product acquisitions and divestitures), asset impairments, gains (losses) on business divestitures and other transactions and deferred compensation related to acquisitions. The reconciliations of Adjusted Operating Income to net income attributable to Aptiv for the years ended December 31, 2021 and 2020 are as follows:

	Signal and Power Solutions	Advanced Safety and User Experience	Total
	(in millions)
For the Year Ended December 31, 2021:
Adjusted operating income	$1,084	$146	$1,230
Restructuring	(8)	(16)	(24)
Other acquisition and portfolio project costs	(11)	(4)	(15)
Asset impairments	(1)	(1)	(2)
Operating income	$1,064	$125	1,189
Interest expense			(150)
Other expense, net			(129)
Income before income taxes and equity loss			910
Income tax expense			(101)
Equity loss, net of tax			(200)
Net income			609
Net income attributable to noncontrolling interest			19
Net income attributable to Aptiv			$590

	Signal and Power Solutions	Advanced Safety and User Experience	Total
	(in millions)
For the Year Ended December 31, 2020:
Adjusted operating income	$762	$105	$867
Restructuring	(90)	(46)	(136)
Other acquisition and portfolio project costs	(12)	(11)	(23)
Asset impairments	(4)	(6)	(10)
Deferred compensation related to acquisitions	—	(14)	(14)
Gain on business divestitures and other transactions	—	1,434	1,434
Operating income	$656	$1,462	2,118
Interest expense			(164)
Income before income taxes and equity loss			1,954
Income tax expense			(49)
Equity loss, net of tax			(83)
Net income			1,822
Net income attributable to noncontrolling interest			18
Net income attributable to Aptiv			$1,804

Net sales, gross margin as a percentage of net sales and Adjusted Operating Income by segment for the years ended December 31, 2021 and 2020 are as follows:

Net Sales by Segment

	Year Ended December 31,			Variance Due To:
	2021	2020	Favorable/ (unfavorable)	Volume, net of contractual price reductions	FX	Commodity Pass-through	Other	Total
	(in millions)			(in millions)
Signal and Power Solutions	$11,598	$9,522	$2,076	$1,496	$243	$337	$—	$2,076
Advanced Safety and User Experience	4,056	3,573	483	445	38	—	—	483
Eliminations and Other	(36)	(29)	(7)	(5)	(2)	—	—	(7)
Total	$15,618	$13,066	$2,552	$1,936	$279	$337	$—	$2,552

Gross Margin Percentage by Segment

	Year Ended December 31,
	2021	2020
Signal and Power Solutions	17.6%	17.1%
Advanced Safety and User Experience	9.8%	8.8%
Total	15.6%	14.8%

Adjusted Operating Income by Segment

	Year Ended December 31,			Variance Due To:
	2021	2020	Favorable/ (unfavorable)	Volume, net of contractual price reductions	Operational performance	Other	Total
	(in millions)			(in millions)
Signal and Power Solutions	$1,084	$762	$322	$527	$(165)	$(40)	$322
Advanced Safety and User Experience	146	105	41	151	(98)	(12)	41
Total	$1,230	$867	$363	$678	$(263)	$(52)	$363
As noted in the table above, Adjusted Operating Income for the year ended December 31, 2021 as compared to the year ended December 31, 2020 was impacted by volume and contractual price reductions, including product mix and operational performance. Our operational performance for the year ended December 31, 2021 includes approximately $260 million of increased costs for semiconductors and commodities, as well as approximately $130 million of increased costs, primarily related to material logistics costs associated with the global supply chain disruptions due to the worldwide semiconductor shortage and other extraordinary events. Coupled with $80 million of incremental costs detailed in the bullet below in Other, total increased costs resulting from the global supply chain disruptions were approximately $210 million during the year ended December 31, 2021. Adjusted Operating Income was also impacted by the following items included within Other in the table above:
•$98 million of increased SG&A expense, not including the impact of other acquisition and portfolio project costs, which includes increased incentive compensation costs;
•Increased costs of approximately $80 million, primarily for distributional logistics and other inefficiencies, resulting from the global supply chain disruptions, as per above; and
•$17 million of increased depreciation and amortization, not including the impact of asset impairments, primarily as a result of a higher fixed asset base; partially offset by

•Decreased expense of approximately $40 million, primarily due to decreased engineering and SG&A expenses as a result of the formation of the Motional autonomous driving joint venture with Hyundai in March 2020, which is now accounted for under the equity method of accounting;
•$35 million of favorable foreign currency impacts, primarily related to the Chinese Yuan Renminbi; and
•$21 million of decreased warranty costs.

Liquidity and Capital Resources
Overview of Capital Structure
Our liquidity requirements are primarily to fund our business operations, including capital expenditures and working capital requirements, as well as to fund debt service requirements and operational restructuring activities and dividends on our outstanding preferred shares. Our primary sources of liquidity are cash flows from operations, our existing cash balance, and as necessary and available, borrowings under credit facilities and issuance of long-term debt and equity. To the extent we generate discretionary cash flow we may consider using this additional cash flow for optional prepayments of existing indebtedness, strategic acquisitions or investments, and/or general corporate purposes. We will also continually explore ways to enhance our capital structure.
As of December 31, 2021, we had cash and cash equivalents of $3.1 billion and net debt (defined as outstanding debt less cash and cash equivalents) of $0.9 billion. We also have access to additional liquidity pursuant to the terms of the $2.0 billion Revolving Credit Facility and the committed European accounts receivable factoring facility, as described below. The following table summarizes our available liquidity, which includes cash, cash equivalents and funds available under our significant committed credit facilities, as of December 31, 2021. The amounts disclosed as available under the Company’s significant committed credit facilities are available without violating our existing debt covenants, which are described below.

December 31, 2021

(in millions)
Cash and cash equivalents	$3,139
Revolving Credit Facility, unutilized portion (1)	2,000
Committed European accounts receivable factoring facility, unutilized portion (2)	510
Total available liquidity	$5,649
(1)Availability reduced by less than $1 million in letters of credit issued under the Credit Agreement as of December 31, 2021.
(2)Based on December 31, 2021 foreign currency rates, subject to the availability of eligible accounts receivable.
Despite the current global economic impacts and uncertainties resulting from the ongoing global supply chain disruptions, the COVID-19 pandemic and the resulting direct and indirect impacts on global vehicle production, we currently expect existing cash, available liquidity and cash flows from operations to continue to be sufficient to fund our global operating activities, including restructuring payments, any mandatory payments required under the Credit Agreement as described below, dividends on preferred shares and capital expenditures. Furthermore, we expect to acquire Wind River and pay other required fees and expenses in connection with the proposed acquisition utilizing a combination of cash on hand and proceeds from new indebtedness and we expect to be able to acquire such additional indebtedness on terms acceptable to us.
We also continue to expect to be able to move funds between different countries to manage our global liquidity needs without material adverse tax implications, subject to current monetary policies and the terms of the Credit Agreement. We utilize a combination of strategies, including dividends, cash pooling arrangements, intercompany loan repayments and other distributions and advances to provide the funds necessary to meet our global liquidity needs. There are no significant restrictions on the ability of our subsidiaries to pay dividends or make other distributions to Aptiv. As of December 31, 2021, the Company’s cash and cash equivalents held by our non-U.S. subsidiaries totaled approximately $3.1 billion. If additional non-U.S. cash was needed for our U.S. operations, we may be required to accrue and pay withholding if we were to distribute such funds from non-U.S. subsidiaries to the U.S.; however, based on our current liquidity needs and strategies, we do not anticipate a need to accrue and pay such additional amounts.
Based on these factors, we believe we possess sufficient liquidity to fund our global operations and capital investments in 2022 and beyond.

2020 Public Equity Offering
In June 2020, the Company completed the underwritten public offering of approximately 15.1 million ordinary shares at a price of $75.91 per share, resulting in net proceeds of approximately $1,115 million, after deducting expenses and the underwriters’ discount of $35 million. Simultaneously, the Company completed the underwritten public offering of 11.5 million 5.50% Mandatory Convertible Preferred Shares, Series A, $0.01 par value per share (the “MCPS”) with a liquidation preference of $100 per share, resulting in net proceeds of approximately $1,115 million, after deducting expenses and the underwriters’ discount of $35 million. Each share of MCPS will mandatorily convert on the mandatory conversion date of June 15, 2023, into between 1.0754 and 1.3173 shares of the Company’s ordinary shares, subject to customary anti-dilution adjustments.
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
There were no shares repurchased during the year ended December 31, 2021. A summary of the ordinary shares repurchased during the years ended December 31, 2020 and 2019 is as follows:

	Year Ended December 31,
	2020	2019
Total number of shares repurchased	1,059,075	5,387,533
Average price paid per share	$53.73	$77.93
Total (in millions)	$57	$420
As of December 31, 2021, approximately $13 million of share repurchases remained available under the April 2016 share repurchase program, which is in addition to the share repurchase program of up to $2.0 billion that was previously announced in January 2019. This program, which will commence following the completion of the April 2016 share repurchase program, provides for share purchases in the open market or in privately negotiated transactions, depending on share price, market conditions and other factors, as determined by the Company. All repurchased shares were retired, and are reflected as a reduction of ordinary share capital for the par value of the shares, with the excess applied as reductions to additional paid-in-capital and retained earnings.
Dividends from Equity Investments
During the years ended December 31, 2021, 2020 and 2019, Aptiv received dividends of $6 million, $9 million and $9 million, respectively, from its equity method investments. The dividends were recognized as a reduction to the investment and represented a return on investment included in cash flows from operating activities.
Acquisitions
El-Com—On December 30, 2021, Aptiv acquired 100% of the equity interests of El-Com, Inc. (“El-Com”), a manufacturer of custom wire harnesses and cable assemblies for high-reliability products and industries, for total consideration of up to $88 million. The total consideration includes a cash payment of up to $10 million, contingent upon the achievement of certain performance metrics over a one-year period following the acquisition. The acquisition was accounted for as a business combination, with the operating results of El-Com included within the Company’s Signal and Power Solutions segment from the date of acquisition. The Company acquired El-Com utilizing cash on hand.
Krono-Safe Automotive—On November 9, 2021, Aptiv acquired 100% of the equity interests of Krono-Safe Automotive, SAS (“Krono-Safe Automotive”), a leading software developer of safety-critical real-time embedded systems, for total consideration of $13 million, which was comprised of Aptiv’s previous investment of $6 million in Krono-Safe, SAS and $7 million of cash. The acquisition was accounted for as a business combination, with the operating results of Krono-Safe Automotive included within the Company’s Advanced Safety and User Experience segment from the date of acquisition.
Ulti-Mate—On April 30, 2021, Aptiv acquired certain assets of Ulti-Mate Connector, Inc. (“Ulti-Mate”), a manufacturer of miniature and micro-miniature connectors and cable assemblies, for total consideration of $45 million. The acquisition was accounted for as a business combination, with the operating results of Ulti-Mate included within the Company’s Signal and Power Solutions segment from the date of acquisition. The Company acquired Ulti-Mate utilizing cash on hand.
Dynawave—On August 4, 2020, Aptiv acquired 100% of the equity interests of Dynawave Inc. (“Dynawave”), a specialized manufacturer of custom-engineered interconnect solutions for a wide range of industries, for total consideration of $22 million. The acquisition was accounted for as a business combination, with the operating results of Dynawave included within the Company’s Signal and Power Solutions segment from the date of acquisition. The Company acquired Dynawave utilizing cash on hand.
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
Wind River—In January 2022, Aptiv entered into a definitive agreement to acquire 100% of the equity interests of Wind River, a global leader in delivering software for the intelligent edge, for approximately $4.3 billion, subject to customary post-closing adjustments. The transaction is expected to close in mid-2022, subject to regulatory approvals and customary closing conditions. Upon completion, Wind River will become part of Aptiv’s Advanced Safety and User Experience segment. The Company intends to acquire Wind River utilizing a combination of cash on hand and new indebtedness.
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
In August 2021, Otonomo Technologies Ltd. (“Otonomo”) merged with a publicly traded SPAC and shares of Otonomo began trading on the Nasdaq Capital Market under the symbol OTMO. As part of the SPAC merger, our preferred shares in Otonomo were converted into Otonomo ordinary shares. During the remainder of 2021, the Company sold a portion of its Otonomo ordinary shares for net proceeds of approximately $3 million. The Company’s Advanced Safety and User Experience segment had previously made a $3 million investment in Otonomo during 2019, which was in addition to the Company’s $15 million investment made during 2017.
In June 2021, Affectiva, Inc. (“Affectiva”) was acquired by Smart Eye AB (“Smart Eye”), which is publicly traded on the Nasdaq Stockholm AB stock exchange. As part of the acquisition, Aptiv received shares of Smart Eye in exchange for Aptiv’s Affectiva preferred shares.
In April 2021, Innoviz Technologies (“Innoviz”) merged with a publicly traded SPAC and shares of Innoviz began trading on the Nasdaq Capital Market under the symbol INVZ. As part of the SPAC merger, our preferred shares in Innoviz were converted into Innoviz ordinary shares. During the remainder of 2021, the Company sold all of its Innoviz ordinary shares for net proceeds of approximately $18 million. The Company’s Advanced Safety and User Experience segment had previously made a $15 million investment in Innoviz during 2017.
Following each of the transactions described above, the fair value of each respective investment is measured on a recurring basis, with changes in fair value recorded to other income (expense), net.
In December 2021, Aptiv agreed to invest €200 million in TTTech Auto AG, a leading provider of safety-critical middleware solutions for advanced driver-assistance systems and autonomous driving applications, in exchange for an approximate 20% equity share in the business. The investment is subject to the satisfaction of customary closing conditions and the receipt of regulatory and other approvals, and is expected to close during the first quarter of 2022. The Company expects to make this investment utilizing cash on hand.

Refer to Note 5. Investments in Affiliates to the audited consolidated financial statements included herein for further detail of the Company’s technology investments.
Autonomous Driving Joint Venture
On March 26, 2020, Aptiv completed a transaction with Hyundai to form Motional, a joint venture focused on the design, development and commercialization of autonomous driving technologies. Under the terms of the agreement, Aptiv contributed to Motional autonomous driving technology, intellectual property and approximately 700 employees for a 50% ownership interest in Motional. Hyundai contributed to Motional approximately $1.6 billion in cash, along with vehicle engineering services, research and development resources and access to intellectual property for a 50% ownership interest in Motional. As a result, subsequent to the closing of the transaction, Motional is expected to fund all of its future operating expenses and investments in autonomous driving technologies for the foreseeable future. Consequently, Aptiv is no longer required to fund these investments and expenses, which approximated $180 million for the year ended December 31, 2019 prior to Motional’s formation. Upon closing of the transaction, Aptiv deconsolidated the carrying value of the associated assets and liabilities contributed to Motional, previously classified as held for sale, and recognized an asset of approximately $2 billion within investments in affiliates in the consolidated balance sheet, based on the preliminary fair value of its investment in Motional. The Company recognized a pre-tax gain of approximately $1.4 billion in the consolidated statement of operations (approximately $5.32 per diluted share for the year ended December 31, 2020), net of transaction costs of $22 million, based on the difference between the carrying value of its contribution to Motional and the preliminary fair value of its investment in Motional. The estimated fair value of Aptiv’s ownership interest in Motional was determined primarily based on third-party valuations and management estimates, generally utilizing income and market approaches. Determining the fair value of Motional and the underlying assets required the use of management’s judgment and involved significant estimates and assumptions with respect to the timing and amount of future cash flows, market rate assumptions, projected growth rates and margins, and appropriate discount rates, among other items. The estimated fair value was determined on a preliminary basis using information available in the first quarter of 2020 and was finalized in the first quarter of 2021. The effects of this transaction would not materially impact the Company’s reported results for any period presented, and the transaction did not meet the criteria to be reflected as a discontinued operation.
In connection with the closing of the transaction, Aptiv and Motional entered into various agreements to facilitate an orderly transition and to provide a framework for their relationship going forward, which included a transition services agreement. The transition services primarily involve Aptiv providing certain administrative services to Motional for a period of up to 24 months after the closing date. These agreements are not material to Aptiv.
The Company’s investment in Motional is accounted for using the equity method of accounting and Aptiv recognized an equity loss of $215 million and $98 million, net of tax, during the years ended December 31, 2021 and 2020, respectively.
Credit Agreement
Aptiv PLC and its wholly-owned subsidiary, Aptiv Corporation, entered into a credit agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent (the “Administrative Agent”), under which it maintains senior unsecured credit facilities currently consisting of a term loan (the “Tranche A Term Loan”) and a revolving credit facility of $2 billion (the “Revolving Credit Facility”). During 2020, Aptiv Global Financing Limited (“AGFL”), a wholly-owned subsidiary of Aptiv PLC, executed a joinder agreement to the Credit Agreement, which allows it to act as a borrower under the Credit Agreement, and a guaranty supplement, under which AGFL guarantees the obligations under the Credit Agreement, subject to certain exceptions.
The Credit Agreement was entered into in March 2011 and has been subsequently amended and restated on several occasions, most recently on June 24, 2021. The June 2021 amendment, among other things, (1) refinanced and replaced the existing term loan A and revolver with a new term loan A that matures in five years, and a new five-year revolving credit facility with aggregate commitments of $2 billion, (2) utilized the Company’s existing sustainability-linked metrics and commitments, that, if achieved, would change the facility fee and interest rate margins as described below, (3) removed prior provisions from the May 2020 amendment that had increased the leverage ratio maintenance covenant from 3.5 to 1.0 to 4.5 to 1.0 until July 1, 2021 and restricted dividends and other payments on equity, and (4) included a financial maintenance covenant that requires the Company to maintain total net leverage (as calculated in accordance with the Credit Agreement) of less than 3.5 to 1.0 (or 4.0 to 1.0 for four full fiscal quarters following completion of material acquisitions, as defined in the Credit Agreement). Losses on modification of debt totaled $1 million and $4 million during the years ended December 31, 2021 and 2020, respectively, related to the June 2021 amendment and May 2020 amendment. Aptiv paid amendment fees of $6 million and $18 million during the years ended December 31, 2021 and 2020, respectively, which are reflected as financing activities in the consolidated statements of cash flows.
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
As of December 31, 2021, Aptiv had no amounts outstanding under the Revolving Credit Facility and less than $1 million in letters of credit were issued under the Credit Agreement. Letters of credit issued under the Credit Agreement reduce availability under the Revolving Credit Facility. There were no amounts drawn under the Revolving Credit Facility during the year ended December 31, 2021.
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

	December 31, 2021		December 31, 2020
	LIBOR plus	ABR plus	LIBOR plus	ABR plus
Revolving Credit Facility	1.10%	0.10%	1.10%	0.10%
Tranche A Term Loan	1.125%	0.125%	1.25%	0.25%
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
The interest rate period with respect to LIBOR interest rate options can be set at one-, three-, or six-months as selected by Aptiv in accordance with the terms of the Credit Agreement (or other period as may be agreed by the applicable lenders). Aptiv may elect to change the selected interest rate option in accordance with the provisions of the Credit Agreement. As of December 31, 2021, Aptiv selected the one-month LIBOR interest rate option on the Tranche A Term Loan, and the rate effective as of December 31, 2021, as detailed in the table below, was based on the Company’s current credit rating and the Applicable Rate for the Credit Agreement:

		Borrowings as of
		December 31, 2021	Rates effective as of
	Applicable Rate	(in millions)	December 31, 2021
Tranche A Term Loan	LIBOR plus 1.125%	$313	1.25%
Borrowings under the Credit Agreement are prepayable at Aptiv’s option without premium or penalty.
The Credit Agreement contains certain covenants that limit, among other things, the Company’s (and the Company’s subsidiaries’) ability to incur certain additional indebtedness or liens or to dispose of substantially all of its assets. In addition, under the June 2021 amendment, the Credit Agreement requires that the Company maintain a consolidated leverage ratio (the ratio of Consolidated Total Indebtedness to Consolidated EBITDA, each as defined in the Credit Agreement) of not more than 3.5 to 1.0 (or 4.0 to 1.0 for four full fiscal quarters following completion of material acquisitions, as defined in the Credit Agreement). The Credit Agreement also contains events of default customary for financings of this type. The Company was in compliance with the Credit Agreement covenants as of December 31, 2021.
As of December 31, 2021, all obligations under the Credit Agreement were borrowed by Aptiv Corporation and jointly and severally guaranteed by AGFL and Aptiv PLC, subject to certain exceptions set forth in the Credit Agreement.

Senior Unsecured Notes
As of December 31, 2021, the Company had the following senior unsecured notes issued and outstanding:

Aggregate Principal Amount (in millions)	Stated Coupon Rate	Issuance Date	Maturity Date	Interest Payment Date

$793	1.50%	March 2015	March 2025	March 10
566	1.60%	September 2016	September 2028	September 15
300	4.35%	March 2019	March 2029	March 15 and September 15
300	4.40%	September 2016	October 2046	April 1 and October 1
350	5.40%	March 2019	March 2049	March 15 and September 15
1,500	3.10%	November 2021	December 2051	June 1 and December 1
Although the specific terms of each indenture governing each series of senior notes vary, the indentures contain certain restrictive covenants, including with respect to Aptiv’s (and Aptiv’s subsidiaries) ability to incur liens, enter into sale and leaseback transactions and merge with or into other entities. As of December 31, 2021, the Company was in compliance with the provisions of all series of the outstanding senior notes. Refer to Note 11. Debt to the audited consolidated financial statements included herein for additional information.
Guarantor Summarized Financial Information
As further described in Note 11. Debt to the audited consolidated financial statements included herein, Aptiv PLC, Aptiv Corporation and AGFL are each potential borrowers under the Credit Agreement, under which such borrowings would be guaranteed by each of the other two entities. Aptiv PLC issued the 2015 Euro-denominated Senior Notes, 2016 Euro-denominated Senior Notes, 2016 Senior Notes, 2019 Senior Notes and 2021 Senior Notes. AGFL was added as a joint and several co-issuer of the 2021 Senior Notes in December 2021, effective as of the date of issuance. Together, Aptiv PLC and AGFL comprise the “Obligor Group.” All other consolidated direct and indirect subsidiaries of Aptiv PLC are not subject to any guarantee under any series of notes outstanding (the “Non-Guarantors”). The guarantees rank equally in right of payment with all of the guarantors’ existing and future senior indebtedness, are effectively subordinated to any of their existing and future secured indebtedness to the extent of the value of the collateral securing such indebtedness and are structurally subordinated to the indebtedness of each of their existing and future subsidiaries that is not a guarantor.
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
The historical presentation of the summarized financial information has been revised to be consistent with the presentation of the entities that comprise the structure of the Obligor Group as of December 31, 2021.

Obligor Group

Year Ended December 31, 2021	(in millions)
Net sales	$—
Gross margin	$—
Operating loss	$(4)
Net loss	$(170)
Net loss attributable to Aptiv	$(170)

As of December 31, 2021
Current assets (1)	$7,052
Long-term assets (1)	$768
Current liabilities (2)	$6,999
Long-term liabilities	$3,740
Noncontrolling interest	$—

As of December 31, 2020
Current assets (3)	$6,150
Long-term assets	$14
Current liabilities (2)	$5,933
Long-term liabilities	$3,053
Noncontrolling interest	$—
(1)Includes current assets due from Non-Guarantors of $4,756 million, which includes amounts due from affiliates of $5 million, and long-term assets of $754 million as of December 31, 2021.
(2)Includes current liabilities due to Non-Guarantors of $6,961 million and $5,889 million as of December 31, 2021 and 2020, respectively.
(3)Includes current assets due from Non-Guarantors of $4,052 million, which includes amounts due from affiliates of $6 million, as of December 31, 2020.
Other Financing
Receivable factoring—Aptiv maintains a €450 million European accounts receivable factoring facility that is available on a committed basis and allows for factoring of receivables denominated in both Euros and U.S. dollars (“USD”). This facility became effective on January 1, 2021 and replaced Aptiv’s previous €300 million European accounts receivable factoring facility. This facility is accounted for as short-term debt and borrowings are subject to the availability of eligible accounts receivable. Collateral is not required related to these trade accounts receivable. The program is for a term of three years, subject to Aptiv’s right to terminate at any time with three months’ notice. After expiration of the three year term, either party can terminate with three months’ notice. Borrowings denominated in Euros under the facility will bear interest at the three-month Euro Interbank Offered Rate (“EURIBOR”) plus 0.50% and USD borrowings will bear interest at two-month LIBOR plus 0.50%, with borrowings under either denomination carrying a minimum interest rate of 0.20%. As of December 31, 2021, Aptiv had no amounts outstanding on the European accounts receivable factoring facility. As of December 31, 2020, Aptiv had no amounts outstanding on the previous European accounts receivable factoring facility. No amounts were drawn under the European facility during the year ended December 31, 2021.
Finance leases and other—As of December 31, 2021 and 2020, approximately $14 million and $28 million, respectively, of other debt primarily issued by certain non-U.S. subsidiaries and finance lease obligations were outstanding.
Letter of credit facilities—In addition to the letters of credit issued under the Credit Agreement, Aptiv had approximately $3 million and $2 million outstanding through other letter of credit facilities as of December 31, 2021 and 2020, respectively, primarily to support arrangements and other obligations at certain of its subsidiaries.

Contractual Commitments
The following table summarizes our expected cash outflows resulting from financial contracts and commitments as of December 31, 2021, with amounts denominated in foreign currencies translated using foreign currency rates as of December 31, 2021. We have not included information on our recurring purchases of materials for use in our manufacturing operations. These amounts are generally consistent from year to year, closely reflect our levels of production, and are not long-term in nature. The amounts below exclude the gross liability for uncertain tax positions of $224 million as of December 31, 2021. We do not expect a significant payment related to these obligations to be made within the next twelve months. We are not able to provide a reasonably reliable estimate of the timing of future payments relating to the non-current portion of obligations associated with uncertain tax positions. For more information, refer to Note 14. Income Taxes to the audited consolidated financial statements included herein.

	Payments due by Period
	Total	2022	2023 & 2024	2025 & 2026	Thereafter
	(in millions)
Debt and finance lease obligations (excluding interest)	$4,136	$8	$42	$1,070	$3,016
Estimated interest costs related to debt and finance lease obligations	2,458	121	240	214	1,883
Operating lease obligations	431	103	148	88	92
Contractual commitments for capital expenditures	273	269	4	—	—
Other contractual purchase commitments, including information technology	698	255	292	106	45
Total	$7,996	$756	$726	$1,478	$5,036
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
Capital Expenditures
Supplier selection in the automotive industry is generally finalized several years prior to the start of production of the vehicle. Therefore, current capital expenditures are based on customer commitments entered into previously, generally several years ago when the customer contract was awarded. As of December 31, 2021, we had approximately $273 million in outstanding cancellable and non-cancellable capital commitments. Capital expenditures by operating segment and geographic region for the periods presented were:

	Year Ended December 31,
	2021	2020	2019
	(in millions)
Signal and Power Solutions	$434	$355	$495
Advanced Safety and User Experience	124	173	250
Other (1)	53	56	36
Total capital expenditures	$611	$584	$781
North America	$218	$235	$257
Europe, Middle East & Africa	233	212	292
Asia Pacific	149	129	218
South America	11	8	14
Total capital expenditures	$611	$584	$781
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
Operating activities—Net cash provided by operating activities totaled $1,222 million and $1,413 million for the years ended December 31, 2021 and 2020, respectively. Cash flow provided by operating activities for the year ended December 31, 2021 consisted primarily of net earnings of $609 million, increased by $938 million for non-cash charges for depreciation, amortization, pension costs and extinguishment of debt, partially offset by $567 million related to changes in operating assets and liabilities, net of restructuring and pension contributions. Cash flows provided by operating activities for the year ended December 31, 2020 consisted primarily of net earnings of $1,822 million, increased by $802 million for non-cash charges for depreciation, amortization and pension costs, partially offset by $1,434 million for the non-cash gain resulting from the formation of the Motional autonomous driving joint venture and $107 million related to changes in operating assets and liabilities, net of restructuring and pension contributions.
Investing activities—Net cash used in investing activities totaled $729 million and $626 million for the years ended December 31, 2021 and 2020, respectively. The increase in usage is primarily attributable to $132 million paid for business acquisitions and technology investments, as compared to $51 million during the year ended December 31, 2020. Additionally, capital expenditures increased $27 million during the year ended December 31, 2021 as compared to the year ended December 31, 2020.
Financing activities—Net cash used in financing activities totaled $191 million for the year ended December 31, 2021 and net cash provided by financing activities totaled $1,613 million for the year ended December 31, 2020. Cash flows used in financing activities for the year ended December 31, 2021 primarily included net proceeds of $1,450 million received from the issuance of the 2021 Senior Notes, which were utilized to redeem the $700 million 2014 Senior Notes and $650 million 4.25% Senior Notes, partially offset by $63 million of MCPS dividend payments. Cash flows provided by financing activities for the year ended December 31, 2020 primarily included $1,115 million and $1,115 million in net proceeds from the public offering of ordinary and preferred shares, net of issuance costs, respectively, partially offset by $372 million in repayments under other short-term debt agreements, $88 million of dividend payments and $57 million paid to repurchase ordinary shares.
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
Significant Accounting Policies and Critical Accounting Estimates
Our significant accounting policies are described in Note 2. Significant Accounting Policies to the audited consolidated financial statements included herein. Certain of our accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty, which is further exacerbated by the unknown future duration and severity of the impacts of the COVID-19 pandemic and the ongoing global supply chain disruptions. These judgments are based on our historical experience, terms of existing contracts, our evaluation of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate.
We consider an accounting estimate to be critical if:
•It requires us to make assumptions about matters that were uncertain at the time we were making the estimate, and
•Changes in the estimate or different estimates that we could have selected would have had a material impact on our financial condition or results of operations.
Acquisitions and Other Transactions
In accordance with the accounting guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 805, Business Combinations, we allocate the purchase price of an acquired business to its identifiable assets and liabilities based on estimated fair values. The excess of the purchase price over the amount allocated to the assets and liabilities, if any, is recorded as goodwill. The process to estimate fair value described herein is generally applicable to other transactions, including the fair value estimates used in establishing the identifiable assets, liabilities and goodwill recorded upon formation of Motional, Aptiv’s autonomous driving joint venture, and the resulting equity method investment recorded on Aptiv’s balance sheet.
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
The principal assumptions used to determine the pension expense and the actuarial value of the projected benefit obligation for the U.S. and non-U.S. pension plans were:
Assumptions used to determine benefit obligations at December 31:

	Pension Benefits
	U.S. Plans		Non-U.S. Plans
	2021	2020	2021	2020
Weighted-average discount rate	1.90%	1.20%	3.09%	2.21%
Weighted-average rate of increase in compensation levels	N/A	N/A	2.47%	3.64%
Assumptions used to determine net expense for years ended December 31:

	Pension Benefits
	U.S. Plans			Non-U.S. Plans
	2021	2020	2019	2021	2020	2019
Weighted-average discount rate	1.20%	2.40%	3.80%	2.21%	2.87%	3.53%
Weighted-average rate of increase in compensation levels	N/A	N/A	N/A	3.64%	3.69%	3.74%
Weighted-average expected long-term rate of return on plan assets	N/A	N/A	N/A	4.29%	4.68%	4.95%
We select discount rates by analyzing the results of matching each plan’s projected benefit obligations with a portfolio of high-quality fixed income investments rated AA or higher by Standard and Poor’s or Moody’s.
Aptiv does not have any U.S. pension assets; therefore no U.S. asset rate of return calculation was necessary. The primary funded non-U.S. plans are in the U.K. and Mexico. For the determination of 2021 expense, we assumed a long-term expected asset rate of return of approximately 3.75% and 7.50% for the U.K. and Mexico, respectively. We evaluated input from local actuaries and asset managers, including consideration of recent fund performance and historical returns, in developing the long-term rate of return assumptions. The assumptions for the U.K. and Mexico are primarily conservative long-term, prospective rates. To determine the expected return on plan assets, the market-related value of our plan assets is actual fair value.

Our pension expense for 2022 is determined at the December 31, 2021 measurement date. For purposes of analysis, the following table highlights the sensitivity of our pension obligations and expense attributable to changes in key assumptions:

Change in Assumption	Impact on Pension Expense	Impact on PBO
25 basis point (“bp”) decrease in discount rate	+ $1 million	+ $28 million
25 bp increase in discount rate	- $1 million	- $27 million
25 bp decrease in long-term expected return on assets	+ $1 million	—
25 bp increase in long-term expected return on assets	- $1 million	—
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
Recently Issued Accounting Pronouncements
Refer to Note 2. Significant Accounting Policies to the audited consolidated financial statements included herein for a complete description of recent accounting standards which we have not yet been required to implement which may be applicable to our operations. Additionally, the significant accounting standards that have been adopted during the year ended December 31, 2021 are described.
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

Currency Exchange Rate Risk
Currency exposures may impact future earnings and/or operating cash flows. We have currency exposures related to buying, selling and financing in currencies other than the local functional currencies in which we operate (“transactional exposure”). We also have currency exposures related to the translation of the financial statements of our foreign subsidiaries that use the local currency as their functional currency into U.S. dollars, the Company’s reporting currency (“translational exposure”). The impact of translational exposure is recorded within currency translation adjustment in the consolidated statements of comprehensive income. During the year ended December 31, 2021, the foreign currency translation adjustment loss of $143 million was primarily due to the impact of a strengthening U.S. dollar, which increased approximately 8% in relation to the Euro from December 31, 2020.
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
In some instances, we choose to reduce our transactional exposures through financial instruments (hedges) that provide offsets or limits to our exposures. Currently, our most significant hedged currency exposures relate to the Mexican Peso, Chinese Yuan Renminbi, Polish Zloty, Euro and Hungarian Forint. As of December 31, 2021 and 2020 the net fair value liability of all financial instruments, including hedges and underlying transactions, with exposure to currency risk was approximately $876 million and $767 million, respectively. The potential loss in fair value for such financial instruments from a hypothetical 10% adverse change in quoted currency exchange rates would be approximately $34 million and $25 million as of December 31, 2021 and 2020, respectively. The potential gain in fair value from a hypothetical 10% favorable change in quoted currency exchange rates would be approximately $43 million and $31 million as of December 31, 2021 and 2020, respectively. The impact of a 10% change in rates on fair value differs from a 10% change in the net fair value liability due to the existence of hedges. The model assumes a parallel shift in currency exchange rates; however, currency exchange rates rarely move in the same direction. The assumption that currency exchange rates change in a parallel fashion may overstate the impact of changing currency exchange rates on assets and liabilities denominated in currencies other than the U.S. dollar.
Commodity Price Risk
Commodity swaps/average rate forward contracts are executed to offset a portion of our exposure to the potential change in prices mainly for various non-ferrous metals used in the manufacturing of automotive components, primarily copper. The net fair value of our contracts was an asset of $34 million and $35 million as of December 31, 2021 and 2020, respectively. If the price of the commodities that are being hedged by our commodity swaps/average rate forward contracts changed adversely or favorably by 10%, the fair value of our commodity swaps/average rate forward contracts would decrease or increase by $36 million and $22 million as of December 31, 2021 and 2020, respectively. A 10% change in the net fair value asset differs from a 10% change in rates on fair value due to the relative differences between the underlying commodity prices and the prices in place in our commodity swaps/average rate forward contracts. These amounts exclude the offsetting impact of the price risk inherent in the physical purchase of the underlying commodities.
Interest Rate Risk
Our exposure to market risk associated with changes in interest rates relates primarily to our debt obligations. We do not use interest rate swap or other derivative contracts to manage our exposure to fluctuations in interest rates. As of December 31, 2021, we had approximately $313 million of floating rate debt, related to the Credit Agreement. The Credit Agreement carries an interest rate, at our option, on Tranche A Term Loan borrowings of either (a) the ABR plus 0.125% per annum, or (b) LIBOR plus 1.125% per annum, and on Revolving Credit Facility borrowings of either (a) the ABR plus 0.10% per annum, or (b) LIBOR plus 1.10% per annum.
The interest rate period with respect to the LIBOR interest rate option can be set at one-, three-, or six-months as selected by us in accordance with the terms of the Credit Agreement (or other period as may be agreed by the applicable lenders), but payable no less than quarterly. We may elect to change the selected interest rate option over the term of the credit facilities in accordance with the provisions of the Credit Agreement. The applicable interest rates listed above for the Revolving Credit Facility and the Tranche A Term Loan may increase or decrease from time to time in increments of 0.01% to 0.25%, up to a maximum of 0.50% based on changes to our corporate credit ratings or based on whether the Company achieves or fails to achieve certain sustainability-linked targets with respect to greenhouse gas emissions and workplace safety, as further discussed in Note 11. Debt to the audited consolidated financial statements included herein. Accordingly, the interest rate will fluctuate during the term of the Credit Agreement based on changes in the Alternate Base Rate, LIBOR, future changes in our corporate credit ratings or the sustainability-linked targets as discussed above.
The table below indicates interest rate sensitivity on interest expense to floating rate debt based on amounts outstanding as of December 31, 2021.

Credit Agreement
Change in Rate	(impact to annual interest expense, in millions)
25 bps decrease	- $1
25 bps increase	+$1

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Aptiv PLC
Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Aptiv PLC (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 7, 2022 expressed an unqualified opinion thereon.

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

Uncertain Tax Positions
Description of the Matter
As described in Notes 2 and 14, the Company establishes reserves for uncertain tax positions for positions that are taken on their income tax returns that might not be sustained upon examination by the taxing authorities. At December 31, 2021, the Company has recorded approximately $224 million relating to uncertain tax positions.

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

Revenue Recognition
Description of the Matter
As described in Notes 2 and 24, Aptiv occasionally enters into pricing agreements with its customers that provide for price reductions, some of which are conditional upon achieving certain joint cost saving targets. In addition, from time to time, Aptiv makes payments to customers in conjunction with ongoing business. Revenue is recognized based on the agreed-upon price at the time of shipment, and sales incentives, allowances and certain customer payments are recognized as a reduction to revenue at the time of the commitment to provide such incentives or make these payments. Certain other customer payments or upfront fees are considered to be a cost to obtain a contract as they are directly attributable to a contract, are incremental and management expects the payments to be recoverable. In these cases, the customer payment is capitalized and amortized to revenue based on the transfer of goods and services to the customer for which the upfront payment relates. As of December 31, 2021, Aptiv has recorded $92 million related to these capitalized upfront payments.

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
February 7, 2022

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Aptiv PLC

Opinion on Internal Control Over Financial Reporting

We have audited Aptiv PLC’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Aptiv PLC (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, and the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and financial statement schedule and our report dated February 7, 2022 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP
Detroit, Michigan
February 7, 2022

APTIV PLC
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2021	2020	2019
	(in millions, except per share amounts)
Net sales	$15,618	$13,066	$14,357
Operating expenses:
Cost of sales	13,182	11,126	11,711
Selling, general and administrative	1,075	976	1,076
Amortization	148	144	146
Restructuring (Note 10)	24	136	148
Gain on autonomous driving joint venture (Note 20)	—	(1,434)	—
Total operating expenses	14,429	10,948	13,081
Operating income	1,189	2,118	1,276
Interest expense	(150)	(164)	(164)
Other (expense) income, net (Note 19)	(129)	—	14
Income before income taxes and equity (loss) income	910	1,954	1,126
Income tax expense	(101)	(49)	(132)
Income before equity (loss) income	809	1,905	994
Equity (loss) income, net of tax	(200)	(83)	15
Net income	609	1,822	1,009
Net income attributable to noncontrolling interest	19	18	19
Net income attributable to Aptiv	590	1,804	990
Mandatory convertible preferred share dividends (Note 15)	(63)	(35)	—
Net income attributable to ordinary shareholders	$527	$1,769	$990

Basic net income per share:
Basic net income per share attributable to ordinary shareholders	$1.95	$6.72	$3.85
Weighted average number of basic shares outstanding	270.46	263.43	256.81

Diluted net income per share (Note 15):
Diluted net income per share attributable to ordinary shareholders	$1.94	$6.66	$3.85
Weighted average number of diluted shares outstanding	271.22	270.70	257.39
See notes to consolidated financial statements.

APTIV PLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2021	2020	2019
	(in millions)
Net income	$609	$1,822	$1,009
Other comprehensive (loss) income:
Currency translation adjustments	(143)	154	(45)
Net change in unrecognized (loss) gain on derivative instruments, net of tax (Note 17)	(57)	27	56
Employee benefit plans adjustment, net of tax (Note 12)	73	(5)	(30)
Other comprehensive (loss) income	(127)	176	(19)
Comprehensive income	482	1,998	990
Comprehensive income attributable to noncontrolling interests	19	20	16
Comprehensive income attributable to Aptiv	$463	$1,978	$974
See notes to consolidated financial statements.

APTIV PLC
CONSOLIDATED BALANCE SHEETS

	December 31,
	2021	2020
	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$3,139	$2,821
Restricted cash	—	32
Accounts receivable, net of allowance for doubtful accounts of $37 million and $40 million, respectively (Note 2)	2,784	2,812
Inventories (Note 3)	2,014	1,297
Other current assets (Note 4)	499	503
Total current assets	8,436	7,465
Long-term assets:
Property, net (Note 6)	3,294	3,301
Operating lease right-of-use assets (Note 25)	383	380
Investments in affiliates (Note 5)	1,797	2,011
Intangible assets, net (Note 7)	964	1,091
Goodwill (Note 7)	2,511	2,580
Other long-term assets (Note 4)	622	694
Total long-term assets	9,571	10,057
Total assets	$18,007	$17,522
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt (Note 11)	$8	$90
Accounts payable	2,953	2,571
Accrued liabilities (Note 8)	1,246	1,385
Total current liabilities	4,207	4,046
Long-term liabilities:
Long-term debt (Note 11)	4,059	4,011
Pension benefit obligations (Note 12)	440	525
Long-term operating lease liabilities (Note 25)	304	300
Other long-term liabilities (Note 8)	436	540
Total long-term liabilities	5,239	5,376
Total liabilities	9,446	9,422
Commitments and contingencies (Note 13)
Shareholders’ equity:
Preferred shares, $0.01 par value per share, 50,000,000 shares authorized; 11,500,000 shares of 5.50% Mandatory Convertible Preferred Shares, Series A, issued and outstanding as of December 31, 2021 and 2020	—	—
Ordinary shares, $0.01 par value per share, 1,200,000,000 shares authorized, 270,514,140 and 270,025,374 issued and outstanding as of December 31, 2021 and 2020, respectively	3	3
Additional paid-in-capital	3,939	3,897
Retained earnings	5,077	4,550
Accumulated other comprehensive loss (Note 16)	(672)	(545)
Total Aptiv shareholders’ equity	8,347	7,905
Noncontrolling interest	214	195
Total shareholders’ equity	8,561	8,100
Total liabilities and shareholders’ equity	$18,007	$17,522
See notes to consolidated financial statements.

APTIV PLC
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2021	2020	2019
	(in millions)
Cash flows from operating activities:
Net income	$609	$1,822	$1,009
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	625	620	571
Amortization	148	144	146
Amortization of deferred debt issuance costs	8	9	6
Restructuring expense, net of cash paid	(56)	(15)	29
Deferred income taxes	(60)	(52)	(33)
Pension and other postretirement benefit expenses	39	38	44
Loss (income) from equity method investments, net of dividends received	206	92	(6)
Loss on modification of debt	1	4	—
Loss on extinguishment of debt	126	—	6
Loss (gain) on sale of assets	—	3	(1)
Share-based compensation	87	60	66
Gain on autonomous driving joint venture, net	—	(1,434)	—
Changes in operating assets and liabilities:
Accounts receivable, net	37	(243)	(74)
Inventories	(710)	(8)	8
Other assets	61	78	(202)
Accounts payable	265	186	133
Accrued and other long-term liabilities	(110)	173	(9)
Other, net	(26)	(31)	(31)
Pension contributions	(28)	(33)	(38)
Net cash provided by operating activities	1,222	1,413	1,624
Cash flows from investing activities:
Capital expenditures	(611)	(584)	(781)
Proceeds from sale of property	9	10	14
Cost of business acquisitions and other transactions, net of cash acquired	(130)	(49)	(334)
Proceeds from sale of technology investments	22	—	—
Cost of technology investments	(2)	(2)	(10)
Settlement of derivatives	(17)	(1)	—
Net cash used in investing activities	(729)	(626)	(1,111)
Cash flows from financing activities:
Net (repayments) proceeds under other short-term debt agreements	(22)	(372)	80
Net repayments under other long-term debt agreements	(8)	(39)	(25)
Repayment of senior notes	(1,473)	—	(654)
Proceeds from issuance of senior notes, net of issuance costs	1,450	—	641
Fees related to modification of debt agreements	(6)	(18)	—
Proceeds from the public offering of ordinary shares, net of issuance costs	—	1,115	—
Proceeds from the public offering of preferred shares, net of issuance costs	—	1,115	—
Contingent consideration payments	(24)	—	—
Dividend payments of consolidated affiliates to minority shareholders	—	(10)	(11)
Repurchase of ordinary shares	—	(57)	(420)
Distribution of mandatory convertible preferred share cash dividends	(63)	(32)	—
Distribution of ordinary share cash dividends	—	(56)	(226)
Taxes withheld and paid on employees’ restricted share awards	(45)	(33)	(34)
Net cash (used in) provided by financing activities	(191)	1,613	(649)
Effect of exchange rate fluctuations on cash, cash equivalents and restricted cash	(16)	24	(3)
Increase (decrease) in cash, cash equivalents and restricted cash	286	2,424	(139)
Cash, cash equivalents and restricted cash at beginning of the year	2,853	429	568
Cash, cash equivalents and restricted cash at end of the year	$3,139	$2,853	$429
See notes to consolidated financial statements.

APTIV PLC
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Year Ended December 31,
	Ordinary Shares		Preferred Shares

	Number of Shares	Amount of Shares	Number of Shares	Amount of Shares	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Aptiv Shareholders’ Equity	Noncontrolling Interest	Total Shareholders’ Equity
2021	(in millions)
Balance at January 1, 2021	270	$3	12	$—	$3,897	$4,550	$(545)	$7,905	$195	$8,100
Net income	—	—	—	—	—	590	—	590	19	609
Other comprehensive loss	—	—	—	—	—	—	(127)	(127)	—	(127)
Mandatory convertible preferred share cumulative dividends	—	—	—	—	—	(63)	—	(63)	—	(63)
Taxes withheld on employees’ restricted share award vestings	—	—	—	—	(45)	—	—	(45)	—	(45)
Share-based compensation	1	—	—	—	87	—	—	87	—	87
Balance at December 31, 2021	271	$3	12	$—	$3,939	$5,077	$(672)	$8,347	$214	$8,561

2020
Balance at January 1, 2020	255	$3	—	$—	$1,645	$2,890	$(719)	$3,819	$192	$4,011
Net income	—	—	—	—	—	1,804	—	1,804	18	1,822
Other comprehensive income	—	—	—	—	—	—	174	174	2	176
Dividends on ordinary shares	—	—	—	—	1	(57)	—	(56)	—	(56)
Dividend payments of consolidated affiliates to minority shareholders	—	—	—	—	—	—	—	—	(17)	(17)
Mandatory convertible preferred share cumulative dividends	—	—	—	—	—	(35)	—	(35)	—	(35)
Taxes withheld on employees’ restricted share award vestings	—	—	—	—	(33)	—	—	(33)	—	(33)
Repurchase of ordinary shares	(1)	—	—	—	(6)	(51)	—	(57)	—	(57)
Issuance of ordinary shares	15	—	—	—	1,115	—	—	1,115	—	1,115
Issuance of mandatory convertible preferred shares	—	—	12	—	1,115	—	—	1,115	—	1,115
Share-based compensation	1	—	—	—	60	—	—	60	—	60
Adjustment for recently adopted accounting pronouncements	—	—	—	—	—	(1)	—	(1)	—	(1)
Balance at December 31, 2020	270	$3	12	$—	$3,897	$4,550	$(545)	$7,905	$195	$8,100
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

APTIV PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. GENERAL
General and basis of presentation—“Aptiv,” the “Company,” “we,” “us” and “our” refer to Aptiv PLC (formerly known as Delphi Automotive PLC), a public limited company formed under the laws of Jersey on May 19, 2011, which completed an initial public offering on November 22, 2011, and its consolidated subsidiaries. On December 4, 2017, following the spin-off of Delphi Technologies, the Company changed its name to Aptiv PLC and its NYSE symbol to “APTV.”
The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).
Nature of operations—Aptiv is a leading global technology and mobility architecture company primarily serving the automotive sector. We deliver end-to-end mobility solutions enabling our customers' transition to more electrified, software-defined vehicles. We design and manufacture vehicle components and provide electrical, electronic and active safety technology solutions to the global automotive and commercial vehicle markets. Aptiv is one of the largest vehicle technology suppliers and our customers include the 25 largest automotive original equipment manufacturers (“OEMs”) in the world. Aptiv operates 127 major manufacturing facilities and 12 major technical centers utilizing a regional service model that enables the Company to efficiently and effectively serve its global customers from best cost countries. Aptiv has a presence in 46 countries and has approximately 18,900 scientists, engineers and technicians focused on developing market relevant product solutions for its customers.

2. SIGNIFICANT ACCOUNTING POLICIES
Consolidation—The consolidated financial statements include the accounts of Aptiv and the subsidiaries in which Aptiv holds a controlling financial or management interest and variable interest entities of which Aptiv has determined that it is the primary beneficiary. Aptiv’s share of the earnings or losses of non-controlled affiliates, over which Aptiv exercises significant influence (generally a 20% to 50% ownership interest), is included in the consolidated operating results using the equity method of accounting. When Aptiv does not have the ability to exercise significant influence (generally when ownership interest is less than 20%), investments in non-consolidated affiliates without readily determinable fair value are measured at cost, less impairments, adjusted for observable price changes in orderly transactions for identical or similar investments of the same issuer, while investments in publicly traded equity securities are measured at fair value based on quoted prices for identical assets on active market exchanges as of each reporting date. The Company monitors its investments in affiliates for indicators of other-than-temporary declines in value on an ongoing basis. If the Company determines that such a decline has occurred, an impairment loss is recorded, which is measured as the difference between carrying value and estimated fair value. Estimated fair value is generally determined using an income approach based on discounted cash flows or negotiated transaction values.
Intercompany transactions and balances between consolidated Aptiv businesses have been eliminated.
During the years ended December 31, 2021, 2020 and 2019, Aptiv received dividends of $6 million, $9 million and $9 million, respectively, from its equity method investments. The dividends were recognized as a reduction to the investment and represented a return on investment included in cash flows from operating activities.
Aptiv's equity investments without readily determinable fair value totaled $30 million and $113 million as of December 31, 2021 and 2020, respectively, and are classified within other long-term assets in the consolidated balance sheets. Aptiv's investments in publicly traded equity securities totaled $66 million as of December 31, 2021 and are classified within other long-term assets in the consolidated balance sheet. There were no publicly traded equity securities held as of December 31, 2020. Refer to Note 5. Investments in Affiliates for further information regarding Aptiv's equity investments.
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
Aptiv collects and remits taxes assessed by different governmental authorities that are both imposed on and concurrent with a revenue-producing transaction between the Company and the Company’s customers. These taxes may include, but are not limited to, sales, use, value-added, and some excise taxes. Aptiv reports the collection of these taxes on a net basis (excluded from revenues). Shipping and handling fees billed to customers are included in net sales, while costs of shipping and handling are included in cost of sales. Refer to Note 24. Revenue for further information.
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
Research and development—Costs are incurred in connection with research and development programs that are expected to contribute to future earnings. Such costs are charged against income as incurred. Total research and development expenses, including engineering, net of customer reimbursements, were approximately $1,030 million, $1,024 million and $1,165 million for the years ended December 31, 2021, 2020 and 2019, respectively.
Cash and cash equivalents—Cash and cash equivalents are defined as short-term, highly liquid investments with original maturities of three months or less, for which the book value approximates fair value.
Restricted cash—Restricted cash includes balances on deposit at financial institutions that have issued letters of credit in favor of Aptiv and cash deposited into escrow accounts. Refer to Note 18. Fair Value of Financial Instruments for further information regarding amounts previously deposited into an escrow account.
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
Aptiv primarily utilizes historical loss and recovery data, combined with information on current economic conditions and reasonable and supportable forecasts to develop the estimate of the allowance for doubtful accounts in accordance with ASC Topic 326, Financial Instruments – Credit Losses (“ASC 326”). As of December 31, 2021 and December 31, 2020, the Company reported $2,784 million and $2,812 million, respectively, of accounts receivable, net of the allowances, which includes the allowance for doubtful accounts of $37 million and $40 million, respectively. The provision for doubtful accounts was $22 million, $39 million, and $9 million for the years ended December 31, 2021, 2020 and 2019, respectively. Other changes in the allowance were not material for the year ended December 31, 2021.
Inventories—As of December 31, 2021 and 2020, inventories are stated at the lower of cost, determined on a first-in, first-out basis, or net realizable value, including direct material costs and direct and indirect manufacturing costs. Refer to Note 3. Inventories for additional information. Obsolete inventory is identified based on analysis of inventory for known obsolescence issues, and, generally, the market value of inventory on hand in excess of one year’s supply is fully-reserved.
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
Property—Major improvements that materially extend the useful life of property are capitalized. Expenditures for repairs and maintenance are charged to expense as incurred. Depreciation is determined based on a straight-line method over the estimated useful lives of groups of property. Leasehold improvements under finance leases are depreciated over the period of the lease or the life of the property, whichever is shorter. Refer to Note 6. Property, Net and Note 25. Leases for additional information.
Pre-production costs related to long-term supply agreements—The Company incurs pre-production engineering, development and tooling costs related to products produced for its customers under long-term supply agreements. Engineering, testing and other costs incurred in the design and development of production parts are expensed as incurred, unless the costs are reimbursable, as specified in a customer contract. As of December 31, 2021 and 2020, $286 million and $355 million of such contractually reimbursable costs were capitalized, respectively. These amounts are recorded within other current and other long-term assets in the consolidated balance sheets, as further detailed in Note 4. Assets.
Special tools represent Aptiv-owned tools, dies, jigs and other items used in the manufacture of customer components that will be sold under long-term supply arrangements, the costs of which are capitalized within property, plant and equipment if the Company has title to the assets. Special tools also include capitalized unreimbursed pre-production tooling costs related to customer-owned tools for which the customer has provided Aptiv a non-cancellable right to use the tool. Aptiv-owned special tool balances are depreciated over the expected life of the special tool or the life of the related vehicle program, whichever is shorter. The unreimbursed costs incurred related to customer-owned special tools that are not subject to reimbursement are capitalized and depreciated over the expected life of the special tool or the life of the related vehicle program, whichever is shorter. At December 31, 2021 and 2020, the special tools balance, net of accumulated depreciation, was $405 million and $447 million, respectively, included within property, net in the consolidated balance sheets. As of December 31, 2021 and 2020, the Aptiv-owned special tools balance was $303 million and $323 million, respectively, and the customer-owned special tools balance was $102 million and $124 million, respectively.
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
The Company applies the short-term lease exception, which results in a single lease cost being allocated over the lease term, generally on a straight-line basis, for leases with a term of 12 months or less. These leases are not presented in the consolidated balance sheets. Additionally, the Company applies the practical expedient to not separate lease components from non-lease components and instead accounts for both as a single lease component for all asset classes. Refer to Note 25. Leases for additional information.
Intangible assets—The Company amortizes definite-lived intangible assets over their estimated useful lives. The Company has definite-lived intangible assets related to patents and developed technology, customer relationships and trade names. Indefinite-lived in-process research and development intangible assets are not amortized, but are tested for impairment annually, or more frequently when indicators of potential impairment exist, until the completion or abandonment of the associated research and development efforts. Upon completion of the projects, the assets will be amortized over the expected economic life of the asset, which will be determined on that date. Should the project be determined to be abandoned, and if the asset developed has no alternative use, the full value of the asset will be charged to expense. The Company also has intangible assets related to acquired trade names that are classified as indefinite-lived when there are no foreseeable limits on the periods of time over which they are expected to contribute cash flows. These indefinite-lived trade name assets are tested for impairment annually, or more frequently when indicators of potential impairment exist. Costs to renew or extend the term of acquired intangible assets are recognized as expense as incurred. No intangible asset impairment charges were recorded during the years ended December 31, 2021 and 2020. The Company recorded intangible asset impairment charges of $8 million during the year ended December 31, 2019. Refer to Note 7. Intangible Assets and Goodwill for additional information.
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
Goodwill impairment—In the fourth quarter of 2021, 2020 and 2019, the Company completed a qualitative goodwill impairment assessment, and after evaluating the results, events and circumstances of the Company, we concluded that sufficient evidence existed to assert qualitatively that it was more likely than not that the estimated fair value of each reporting unit remained in excess of its carrying values. Therefore, a quantitative impairment assessment was not necessary. No goodwill impairments were recorded in 2021, 2020 or 2019. Refer to Note 7. Intangible Assets and Goodwill for additional information.
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
Foreign currency translation—Assets and liabilities of non-U.S. subsidiaries that use a currency other than U.S. dollars as their functional currency are translated to U.S. dollars at end-of-period currency exchange rates. The consolidated statements of operations of non-U.S. subsidiaries are translated to U.S. dollars at average-period currency exchange rates. The effect of translation for non-U.S. subsidiaries is generally reported in other comprehensive income (“OCI”). The accumulated foreign currency translation adjustment related to an investment in a foreign subsidiary is reclassified to net income upon sale or upon complete or substantially complete liquidation of the respective entity. The effect of remeasurement of assets and liabilities of non-U.S. subsidiaries that use the U.S. dollar as their functional currency is primarily included in cost of sales. Also included in cost of sales are gains and losses arising from transactions denominated in a currency other than the functional currency of a particular entity. There were no net foreign currency transaction gains or losses for the year ended December 31, 2021. Net foreign currency transaction losses of $20 million and $3 million were included in the consolidated statements of operations for the years ended December 31, 2020 and 2019, respectively.
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
Asset retirement obligations—Asset retirement obligations are recognized in accordance with FASB ASC 410, Asset Retirement and Environmental Obligations. Conditional retirement obligations have been identified primarily related to asbestos abatement at certain sites. To a lesser extent, conditional retirement obligations also exist at certain sites related to the removal of storage tanks and disposal costs. Asset retirement obligations were $1 million and $1 million at December 31, 2021 and 2020, respectively.
Customer concentrations—As reflected in the table below, net sales to Stellantis N.V. (“Stellantis”), Volkswagen Group (“VW”) and General Motors (“GM”), Aptiv’s three largest customers, totaled approximately 28%, 31% and 31% of our total net sales for the years ended December 31, 2021, 2020 and 2019, respectively.

	Percentage of Total Net Sales			Accounts Receivable
	Year Ended December 31,			December 31, 2021	December 31, 2020
	2021	2020	2019
				(in millions)
Stellantis (1)	11%	12%	13%	$317	$352
VW	9%	10%	9%	163	216
GM	8%	9%	9%	208	200
(1)On January 16, 2021, Fiat Chrysler Automobiles N.V. (“FCA”) and PSA Peugeot Citroën (“PSA”) executed a merger agreement to form a new, combined company (“Stellantis”). Net sales to FCA and PSA before the date of the merger are included in net sales to Stellantis in the table above for each year presented. As of December 31, 2020, accounts receivable due from FCA and PSA are shown on a combined basis as accounts receivable due from Stellantis.
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
Foreign exchange forward contracts are accounted for as hedges of firm or forecasted foreign currency commitments or foreign currency exposure of the net investment in certain foreign operations to the extent they are designated and assessed as highly effective. All foreign exchange contracts are marked to market on a current basis. Commodity swaps are accounted for as hedges of firm or anticipated commodity purchase contracts to the extent they are designated and assessed as effective. All other commodity derivative contracts that are not designated as hedges are either marked to market on a current basis or are exempted from mark to market accounting as normal purchases. At December 31, 2021 and 2020, the Company’s exposure to movements in interest rates was not hedged with derivative instruments. Refer to Note 17. Derivatives and Hedging Activities and Note 18. Fair Value of Financial Instruments for additional information.
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
Recently issued accounting pronouncements not yet adopted—In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance. This guidance is intended to improve the transparency of government assistance received by most business entities by requiring disclosure of: (1) the types of government assistance received; (2) the accounting for such assistance; and (3) the effect of the assistance on the registrant’s financial statements. The new guidance is effective for fiscal years beginning after December 15, 2021. Early adoption is permitted. The Company is currently evaluating the effects that the adoption of ASU 2021-10 will have on the Company’s consolidated financial statements.

3. INVENTORIES
Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or net realizable value, including direct material costs and direct and indirect manufacturing costs. A summary of inventories is shown below:

	December 31, 2021	December 31, 2020
	(in millions)
Productive material	$1,311	$745
Work-in-process	172	111
Finished goods	531	441
Total	$2,014	$1,297

4. ASSETS
Other current assets consisted of the following:

	December 31, 2021	December 31, 2020
	(in millions)
Value added tax receivable	$178	$155
Prepaid insurance and other expenses	63	47
Reimbursable engineering costs	110	169
Notes receivable	16	8
Income and other taxes receivable	54	41
Deposits to vendors	6	5
Derivative financial instruments (Note 17)	38	48
Capitalized upfront fees (Note 24)	34	30
Total	$499	$503
Other long-term assets consisted of the following:

	December 31, 2021	December 31, 2020
	(in millions)
Deferred income taxes, net (Note 14)	$159	$174
Unamortized Revolving Credit Facility debt issuance costs	11	11
Income and other taxes receivable	28	25
Reimbursable engineering costs	176	186
Value added tax receivable	20	29
Equity investments (Note 5)	96	113
Derivative financial instruments (Note 17)	3	22
Capitalized upfront fees (Note 24)	58	86
Other	71	48
Total	$622	$694

5. INVESTMENTS IN AFFILIATES
As part of Aptiv’s operations, it has investments in four non-consolidated affiliates accounted for under the equity method of accounting. These affiliates are not publicly traded companies and are located primarily in North America and Asia Pacific. Aptiv’s ownership percentages vary generally from approximately 20% to 50%, with the most significant investments being in Motional, Inc. (“Motional”) (of which Aptiv owns 50%) and in Promotora de Partes Electricas Automotrices, S.A. de C.V. (of which Aptiv owns approximately 40%). The Motional joint venture was formed in a transaction with Hyundai Motor Group (“Hyundai”) to focus on the design, development and commercialization of autonomous driving technologies. Refer to Note 20. Acquisitions and Divestitures for additional information on the formation of Motional. The Company’s aggregate investments in affiliates was $1,797 million and $2,011 million at December 31, 2021 and 2020, respectively. Dividends of $6 million, $9 million and $9 million for the years ended December 31, 2021, 2020 and 2019, respectively, have been received from these non-consolidated affiliates. No impairment charges were recorded for the years ended December 31, 2021, 2020 and 2019.
The following is a summary of the combined financial information of significant affiliates accounted for under the equity method as of December 31, 2021 and 2020 and for the years ended December 31, 2021, 2020 and 2019:

	December 31,
	2021	2020
	(in millions)
Current assets	$794	$1,140
Non-current assets	3,163	3,210
Total assets	$3,957	$4,350
Current liabilities	$194	$166
Non-current liabilities	112	101
Shareholders’ equity	3,651	4,083
Total liabilities and shareholders’ equity	$3,957	$4,350

	Year Ended December 31,
	2021	2020	2019
	(in millions)
Net sales	$599	$553	$531
Gross (loss) profit	(244)	(71)	59
Net (loss) income	(393)	(154)	35
A summary of transactions with affiliates is shown below:

	Year Ended December 31,
	2021	2020	2019
	(in millions)
Sales to affiliates	$30	$7	$6
Purchases from affiliates	19	32	37
A summary of amounts recorded in the Company’s consolidated balance sheets related to its affiliates is shown below:

	December 31,
	2021	2020
	(in millions)
Receivables due from affiliates	$11	$12
Payables due to affiliates	20	38

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
The following is a summary of technology investments, which are classified within other long-term assets in the consolidated balance sheets, as of December 31, 2021 and 2020:

		December 31,
Investment Name	Segment	2021	2020
		(in millions)
Equity investments without readily determinable fair values:
Krono-Safe, SAS (1)	Advanced Safety and User Experience	$—	$6
Affectiva, Inc. (2)	Advanced Safety and User Experience	—	15
Innoviz Technologies (2)	Advanced Safety and User Experience	—	25
LeddarTech, Inc.	Advanced Safety and User Experience	19	10
Valens Semiconductor Ltd. (2)	Signal and Power Solutions	—	10
Otonomo Technologies Ltd. (2)	Advanced Safety and User Experience	—	37
Quanergy Systems, Inc	Advanced Safety and User Experience	6	6
Other investments	Various	5	4
Total equity investments without readily determinable fair values		30	113

Publicly traded equity securities:
Smart Eye AB (2)	Advanced Safety and User Experience	11	—
Otonomo Technologies Ltd. (2)	Advanced Safety and User Experience	39	—
Valens Semiconductor Ltd. (2)	Signal and Power Solutions	16	—
Total publicly traded equity securities		66	—

Total investments		$96	$113
(1)During the year ended December 31, 2021, Aptiv exchanged its investment in Krono-Safe, SAS as part of the consideration paid to acquire Krono-Safe Automotive, SAS. See below for further details.
(2)Each of these equity investments experienced a change in measurement basis due to an underlying transaction during the year ended December 31, 2021. See below for further details on each respective transaction. In the case of Innoviz Technologies, we liquidated our entire investment in the company after the transaction and during the year ended December 31, 2021.
In September 2021, Valens Semiconductor Ltd. (“Valens”) merged with a publicly traded Special Purpose Acquisition Company (“SPAC”) and shares of Valens began trading on the NYSE under the symbol VLN. As part of the SPAC merger, our preferred shares in Valens were converted into Valens ordinary shares.
In August 2021, Otonomo Technologies Ltd. (“Otonomo”), a connected car data marketplace developer, merged with a publicly traded SPAC and shares of Otonomo began trading on the Nasdaq Capital Market under the symbol OTMO. As part of the SPAC merger, our preferred shares in Otonomo were converted into Otonomo ordinary shares. During the remainder of 2021, the Company sold a portion of its Otonomo ordinary shares for net proceeds of approximately $3 million. The Company’s Advanced Safety and User Experience segment had previously made a $3 million investment in Otonomo during 2019, which was in addition to the Company’s $15 million investment made during 2017.
In June 2021, Affectiva, Inc. (“Affectiva”) was acquired by Smart Eye AB (“Smart Eye”), which is publicly traded on the Nasdaq Stockholm AB stock exchange. As part of the acquisition, Aptiv received shares of Smart Eye in exchange for Aptiv’s Affectiva preferred shares.
In April 2021, Innoviz Technologies (“Innoviz”) merged with a publicly traded SPAC and shares of Innoviz began trading on the Nasdaq Capital Market under the symbol INVZ. As part of the SPAC merger, our preferred shares in Innoviz were converted into Innoviz ordinary shares. During the remainder of 2021, the Company sold all of its Innoviz ordinary shares for net proceeds of approximately $18 million. The Company’s Advanced Safety and User Experience segment had previously made a $15 million investment in Innoviz during 2017.

Following each of the transactions described above, the fair value of each respective investment is measured on a recurring basis, with changes in fair value recorded to other income (expense), net.
On November 9, 2021, Aptiv acquired 100% of the equity interests of Krono-Safe Automotive, SAS (“Krono-Safe Automotive”), a leading software developer of safety-critical real-time embedded systems, for total consideration of $13 million, which was comprised of Aptiv’s previous investment of $6 million in Krono-Safe, SAS and $7 million of cash. The Company’s Advanced Safety and User Experience segment had previously made a $6 million investment in Krono-Safe, SAS during 2019. Refer to Note 20. Acquisitions and Divestitures for additional information on this transaction.
In December 2021, Aptiv agreed to invest €200 million in TTTech Auto AG, a leading provider of safety-critical middleware solutions for advanced driver-assistance systems and autonomous driving applications, in exchange for an approximate 20% equity share in the business. The investment is subject to the satisfaction of customary closing conditions and the receipt of regulatory and other approvals, and is expected to close during the first quarter of 2022. The Company expects to make this investment utilizing cash on hand.
During the year ended December 31, 2021, the Company’s investment in LeddarTech, Inc., was remeasured to a fair value of $19 million, based on a subsequent round of financing observed for identical or similar investments of the same issuer. As a result, the Company recorded a pre-tax unrealized gain of $9 million to other income, net during the year ended December 31, 2021.
During the year ended December 31, 2020, the Company’s investment in Innoviz, while being classified as an equity investment without readily determinable fair value, was remeasured to a fair value of $25 million, based on a subsequent round of financing observed for identical or similar investments of the same issuer. As a result, the Company recorded a pre-tax unrealized gain of $10 million to other income, net during the year ended December 31, 2020.
During the year ended December 31, 2019, the Company’s investment in Otonomo, while being classified as an equity investment without readily determinable fair value, was remeasured to a fair value of $37 million, based on a subsequent round of financing observed for identical or similar investments of the same issuer. As a result, the Company recorded a pre-tax unrealized gain of $19 million to other income, net during the year ended December 31, 2019.
There were no other material transactions, events or changes in circumstances requiring an impairment or an observable price change adjustment to these investments without readily determinable fair value. The Company continues to monitor these investments to identify potential transactions which may indicate an impairment or an observable price change requiring an adjustment to its carrying value.

6. PROPERTY, NET
Property, net consisted of:

	Estimated Useful Lives	December 31,
		2021	2020
	(Years)	(in millions)
Land	—	$82	$85
Land and leasehold improvements	3-20	186	171
Buildings	40	679	691
Machinery, equipment and tooling	3-20	4,899	4,677
Furniture and office equipment	3-10	802	724
Construction in progress	—	365	263
Total		7,013	6,611
Less: accumulated depreciation		(3,719)	(3,310)
Total property, net		$3,294	$3,301
For the years ended December 31, 2021, 2020 and 2019, Aptiv recorded non-cash asset impairment charges of $2 million, $10 million and $3 million, respectively, in cost of sales related to declines in the fair values of certain fixed assets.
As of December 31, 2021, 2020 and 2019, capital expenditures recorded in accounts payable totaled $280 million, $164 million and $247 million, respectively.

7. INTANGIBLE ASSETS AND GOODWILL
The changes in the carrying amount of intangible assets and goodwill were as follows as of December 31, 2021 and 2020. See Note 20. Acquisitions and Divestitures for a further description of the goodwill and intangible assets resulting from Aptiv’s acquisitions in 2021 and 2020.

		As of December 31, 2021			As of December 31, 2020
	Estimated Useful Lives	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Years)	(in millions)			(in millions)
Amortized intangible assets:
Patents and developed technology	3-15	$673	$506	$167	$672	$461	$211
Customer relationships	9-14	1,186	578	608	1,179	495	684
Trade names	15-20	75	50	25	76	48	28
Total		1,934	1,134	800	1,927	1,004	923
Unamortized intangible assets:
In-process research and development	—	4	—	4	—	—	—
Trade names	—	160	—	160	168	—	168
Goodwill	—	2,511	—	2,511	2,580	—	2,580
Total		$4,609	$1,134	$3,475	$4,675	$1,004	$3,671
Estimated amortization expense for the years ending December 31, 2022 through 2026 is presented below:

	Year Ending December 31,
	2022	2023	2024	2025	2026
	(in millions)
Estimated amortization expense	$149	$126	$111	$108	$108
A roll-forward of the gross carrying amounts of intangible assets for the years ended December 31, 2021 and 2020 is presented below.

	2021	2020
	(in millions)
Balance at January 1	$4,675	$4,427
Acquisitions (1)	132	17
Foreign currency translation and other	(198)	231
Balance at December 31	$4,609	$4,675
(1)Primarily attributable to the 2021 acquisitions of El-Com, Krono-Safe and Ulti-Mate and the 2020 acquisition of Dynawave, as further described in Note 20. Acquisitions and Divestitures.
A roll-forward of the accumulated amortization for the years ended December 31, 2021 and 2020 is presented below:

	2021	2020
	(in millions)
Balance at January 1	$1,004	$834
Amortization	148	144
Foreign currency translation and other	(18)	26
Balance at December 31	$1,134	$1,004

A roll-forward of the carrying amount of goodwill, by operating segment, for the years ended December 31, 2021 and 2020 is presented below:

	Signal and Power Solutions	Advanced Safety and User Experience	Total
	(in millions)
Balance at January 1, 2020	$2,381	$26	$2,407
Acquisitions (1)	10	—	10
Foreign currency translation and other	162	1	163
Balance at December 31, 2020	$2,553	$27	$2,580
Acquisitions (2)	$65	$9	$74
Foreign currency translation and other	(143)	—	(143)
Balance at December 31, 2021	$2,475	$36	$2,511
(1)Primarily attributable to the acquisition of Dynawave, as further described in Note 20. Acquisitions and Divestitures.
(2)Primarily attributable to the acquisitions of El-Com, Krono-Safe and Ulti-Mate, as further described in Note 20. Acquisitions and Divestitures.
8. LIABILITIES
Accrued liabilities consisted of the following:

	December 31, 2021	December 31, 2020
	(in millions)
Payroll-related obligations	$286	$293
Employee benefits, including current pension obligations	83	84
Income and other taxes payable	157	177
Warranty obligations (Note 9)	41	51
Restructuring (Note 10)	42	82
Customer deposits	83	62
Derivative financial instruments (Note 17)	13	8
Accrued interest	30	48
MCPS dividends payable	3	3
Operating lease liabilities (Note 25)	92	100
Other	416	477
Total	$1,246	$1,385

Other long-term liabilities consisted of the following:

	December 31, 2021	December 31, 2020
	(in millions)
Environmental (Note 13)	$4	$4
Extended disability benefits	5	5
Warranty obligations (Note 9)	8	8
Restructuring (Note 10)	21	43
Payroll-related obligations	11	11
Accrued income taxes	153	156
Deferred income taxes, net (Note 14)	153	207
Derivative financial instruments (Note 17)	7	1
Other	74	105
Total	$436	$540

9. WARRANTY OBLIGATIONS
Expected warranty costs for products sold are recognized principally at the time of sale of the product based on an estimate of the amount that eventually will be required to settle such obligations. These accruals are based on factors such as past experience, production changes, industry developments and various other considerations. The estimated costs related to product recalls based on a formal campaign soliciting return of that product are accrued at the time an obligation becomes probable and can be reasonably estimated. These estimates are adjusted from time to time based on facts and circumstances that impact the status of existing claims. Aptiv has recognized its best estimate for its total aggregate warranty reserves, including product recall costs, across all of its operating segments as of December 31, 2021. The Company estimates the reasonably possible amount to ultimately resolve all matters in excess of the recorded reserves as of December 31, 2021 to be zero to $10 million.
The table below summarizes the activity in the product warranty liability for the years ended December 31, 2021 and 2020:

	Year Ended December 31,
	2021	2020
	(in millions)
Accrual balance at beginning of year	$59	$37
Provision for estimated warranties incurred during the year	36	36
Changes in estimate for pre-existing warranties	15	36
Settlements made during the year (in cash or in kind)	(59)	(52)
Foreign currency translation and other	(2)	2
Accrual balance at end of year	$49	$59

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
As part of the Company’s continued efforts to optimize its cost structure, it has undertaken several restructuring programs which include workforce reductions as well as plant closures. These programs are primarily focused on the continued rotation of our manufacturing footprint to best cost locations in Europe and on reducing global overhead costs. The Company recorded employee-related and other restructuring charges related to these programs totaling approximately $24 million during the year ended December 31, 2021. None of the Company’s individual restructuring programs initiated during 2021 were material and there have been no changes in previously initiated programs that have resulted (or are expected to result) in a material change to our restructuring costs. The Company expects to incur additional restructuring costs of approximately $15 million (which primarily relate to the Signal and Power Solutions segment) for programs approved as of December 31, 2021, which are expected to be incurred within the next two years.
During the year ended December 31, 2020, the Company recorded employee-related and other restructuring charges totaling approximately $136 million, of which $62 million was recognized for programs implemented in the North America region and $57 million was recognized for programs implemented in the European region. The charges recorded during the year ended December 31, 2020 included the recognition of approximately $90 million of employee-related and other costs related to actions taken as a result of the global impacts of the COVID-19 pandemic. During the year ended December 31, 2019, the Company recorded employee-related and other restructuring charges totaling approximately $148 million, of which $74 million was recognized for programs implemented in the European region, pursuant to the Company’s ongoing overhead reduction strategy.
Restructuring charges for employee separation and termination benefits are paid either over the severance period or in a lump sum in accordance with either statutory requirements or individual agreements. Aptiv incurred cash expenditures related to its restructuring programs of approximately $80 million, $151 million and $119 million in the years ended December 31, 2021, 2020 and 2019, respectively.
The following table summarizes the restructuring charges recorded for the years ended December 31, 2021, 2020 and 2019 by operating segment:

	Year Ended December 31,
	2021	2020	2019
	(in millions)
Signal and Power Solutions	$8	$90	$104
Advanced Safety and User Experience	16	46	44
Total	$24	$136	$148
The table below summarizes the activity in the restructuring liability for the years ended December 31, 2021 and 2020:

	Employee Termination Benefits Liability	Other Exit Costs Liability	Employee Termination Benefits
	(in millions)
Accrual balance at January 1, 2020	$134	$—	$134
Provision for estimated expenses incurred during the year	136	—	136
Payments made during the year	(151)	—	(151)
Foreign currency and other	6	—	6
Accrual balance at December 31, 2020	$125	$—	$125
Provision for estimated expenses incurred during the year	$24	$—	$24
Payments made during the year	(80)	—	(80)
Foreign currency and other	(6)	—	(6)
Accrual balance at December 31, 2021	$63	$—	$63

11. DEBT
The following is a summary of debt outstanding, net of unamortized issuance costs and discounts, as of December 31, 2021 and 2020:

	December 31,
	2021	2020
	(in millions)
4.15%, senior notes, due 2024 (net of $0 and $1 unamortized issuance costs and $0 and $1 discount, respectively)	$—	$698
1.50%, Euro-denominated senior notes, due 2025 (net of $2 and $2 unamortized issuance costs and $1 and $2 discount, respectively)	790	857
4.25%, senior notes, due 2026 (net of $0 and $2 unamortized issuance costs, respectively)	—	648
1.60%, Euro-denominated senior notes, due 2028 (net of $3 and $3 unamortized issuance costs, respectively)	563	612
4.35%, senior notes, due 2029 (net of $2 and $3 unamortized issuance costs, respectively)	298	297
4.40%, senior notes, due 2046 (net of $3 and $3 unamortized issuance costs and $1 and $1 discount, respectively)	296	296
5.40%, senior notes, due 2049 (net of $4 and $4 unamortized issuance costs and $1 and $1 discount, respectively)	345	345
3.10%, senior notes, due 2051 (net of $17 and $0 unamortized issuance costs and $33 and $0 discount, respectively)	1,450	—
Tranche A Term Loan, due 2026 (net of $2 and $1 unamortized issuance costs, respectively)	311	320
Finance leases and other	14	28
Total debt	4,067	4,101
Less: current portion	(8)	(90)
Long-term debt	$4,059	$4,011
The principal maturities of debt, at nominal value, are as follows:

Debt and Finance Lease Obligations
(in millions)
2022	$8
2023	15
2024	27
2025	810
2026	260
Thereafter	3,016
Total	$4,136
Credit Agreement
Aptiv PLC and its wholly-owned subsidiary, Aptiv Corporation, entered into a credit agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent (the “Administrative Agent”), under which it maintains senior unsecured credit facilities currently consisting of a term loan (the “Tranche A Term Loan”) and a revolving credit facility of $2 billion (the “Revolving Credit Facility”). During 2020, Aptiv Global Financing Limited (“AGFL”), a wholly-owned subsidiary of Aptiv PLC, executed a joinder agreement to the Credit Agreement, which allows it to act as a borrower under the Credit Agreement, and a guaranty supplement, under which AGFL guarantees the obligations under the Credit Agreement, subject to certain exceptions.
The Credit Agreement was entered into in March 2011 and has been subsequently amended and restated on several occasions, most recently on June 24, 2021. The June 2021 amendment, among other things, (1) refinanced and replaced the existing term loan A and revolver with a new term loan A that matures in five years, and a new five-year revolving credit facility with aggregate commitments of $2 billion, (2) utilized the Company’s existing sustainability-linked metrics and commitments, that, if achieved, would change the facility fee and interest rate margins as described below, (3) removed prior provisions from the May 2020 amendment that had increased the leverage ratio maintenance covenant from 3.5 to 1.0 to 4.5 to 1.0 until July 1, 2021 and restricted dividends and other payments on equity, and (4) included a financial maintenance covenant that requires the Company to maintain total net leverage (as calculated in accordance with the Credit Agreement) of less than 3.5 to 1.0 (or 4.0 to 1.0 for four full fiscal quarters following completion of material acquisitions, as defined in the Credit Agreement). Losses on modification of debt totaled $1 million and $4 million during the years ended December 31, 2021 and 2020, respectively, related to the June 2021 amendment and May 2020 amendment. Aptiv paid amendment fees of $6 million and $18 million during the years ended December 31, 2021 and 2020, respectively, which are reflected as financing activities in the consolidated statements of cash flows.
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
As of December 31, 2021, Aptiv had no amounts outstanding under the Revolving Credit Facility and less than $1 million in letters of credit were issued under the Credit Agreement. Letters of credit issued under the Credit Agreement reduce availability under the Revolving Credit Facility.
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

	December 31, 2021		December 31, 2020
	LIBOR plus	ABR plus	LIBOR plus	ABR plus
Revolving Credit Facility	1.10%	0.10%	1.10%	0.10%
Tranche A Term Loan	1.125%	0.125%	1.25%	0.25%
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
The interest rate period with respect to LIBOR interest rate options can be set at one-, three-, or six-months as selected by Aptiv in accordance with the terms of the Credit Agreement (or other period as may be agreed by the applicable lenders). Aptiv may elect to change the selected interest rate option in accordance with the provisions of the Credit Agreement. As of December 31, 2021, Aptiv selected the one-month LIBOR interest rate option on the Tranche A Term Loan, and the rate effective as of December 31, 2021, as detailed in the table below, was based on the Company’s current credit rating and the Applicable Rate for the Credit Agreement:

		Borrowings as of
		December 31, 2021	Rates effective as of
	Applicable Rate	(in millions)	December 31, 2021
Tranche A Term Loan	LIBOR plus 1.125%	$313	1.25%
Borrowings under the Credit Agreement are prepayable at Aptiv’s option without premium or penalty.
The Credit Agreement contains certain covenants that limit, among other things, the Company’s (and the Company’s subsidiaries’) ability to incur certain additional indebtedness or liens or to dispose of substantially all of its assets. In addition, under the June 2021 amendment, the Credit Agreement requires that the Company maintain a consolidated leverage ratio (the ratio of Consolidated Total Indebtedness to Consolidated EBITDA, each as defined in the Credit Agreement) of not more than

3.5 to 1.0 (or 4.0 to 1.0 for four full fiscal quarters following completion of material acquisitions, as defined in the Credit Agreement). The Credit Agreement also contains events of default customary for financings of this type. The Company was in compliance with the Credit Agreement covenants as of December 31, 2021.
As of December 31, 2021, all obligations under the Credit Agreement were borrowed by Aptiv Corporation and jointly and severally guaranteed by AGFL and Aptiv PLC, subject to certain exceptions set forth in the Credit Agreement.
Senior Unsecured Notes
On March 3, 2014, Aptiv Corporation issued $700 million in aggregate principal amount of 4.15% senior unsecured notes due 2024 (the “2014 Senior Notes”) in a transaction registered under the Securities Act of 1933, as amended (the “Securities Act”). The 2014 Senior Notes were priced at 99.649% of par, resulting in a yield to maturity of 4.193%. The proceeds were primarily utilized to redeem $500 million of 5.875% senior unsecured notes due 2019 and to repay a portion of the Tranche A Term Loan. Aptiv paid approximately $6 million of issuance costs in connection with the 2014 Senior Notes. Interest was payable semi-annually on March 15 and September 15 of each year to holders of record at the close of business on March 1 or September 1 immediately preceding the interest payment date. In November 2021, Aptiv redeemed for cash the entire $700 million aggregate principal amount outstanding of the 2014 Senior Notes, financed by the proceeds received from the issuance of the 2021 Senior Notes, as defined below.
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
On November 19, 2015, Aptiv PLC issued $1.3 billion in aggregate principal amount of senior unsecured notes in a transaction registered under the Securities Act, comprised of $650 million of 3.15% senior unsecured notes due 2020 (the “3.15% Senior Notes”) and $650 million of 4.25% senior unsecured notes due 2026 (the “4.25% Senior Notes”) (collectively, the “2015 Senior Notes”). The 3.15% Senior Notes were priced at 99.784% of par, resulting in a yield to maturity of 3.197%, and the 4.25% Senior Notes were priced at 99.942% of par, resulting in a yield to maturity of 4.256%. The proceeds were primarily utilized to fund a portion of the cash consideration for the acquisition of HellermannTyton PLC, and for general corporate purposes, including the payment of fees and expenses associated with the HellermannTyton PLC acquisition and the related financing transaction. Aptiv incurred approximately $8 million of issuance costs in connection with the 2015 Senior Notes. Interest on the 3.15% Senior Notes was payable semi-annually on May 19 and November 19 of each year to holders of record at the close of business on May 4 or November 4 immediately preceding the interest payment date. Interest on the 4.25% Senior Notes was payable semi-annually on January 15 and July 15 of each year to holders of record at the close of business on January 1 or July 1 immediately preceding the interest payment date. In March 2019, Aptiv redeemed for cash the entire $650 million aggregate principal amount outstanding of the 3.15% Senior Notes, financed by the proceeds received from the issuance of the 2019 Senior Notes, as defined below. As a result of the redemption of the 3.15% Senior Notes, Aptiv recognized a loss on debt extinguishment of approximately $6 million during the year ended December 31, 2019 within other expense, net in the consolidated statements of operations. In November 2021, Aptiv redeemed for cash the entire $650 million aggregate principal amount outstanding of the 4.25% Senior Notes, financed by the proceeds received from the issuance of the 2021 Senior Notes, as defined below. As a result of the redemption of the 2014 Senior Notes, as described above, and the 4.25% Senior Notes, Aptiv recognized a loss on debt extinguishment of approximately $126 million during the year ended December 31, 2021 within other expense, net in the consolidated statement of operations.
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
On November 23, 2021, Aptiv PLC issued $1.5 billion in aggregate principal amount of 3.10% senior unsecured notes due 2051 (the “2021 Senior Notes”) in a transaction registered under the Securities Act. The 2021 Senior Notes were priced at 97.814% of par, resulting in a yield to maturity of 3.214%. The proceeds were utilized to redeem the 2014 Senior Notes and 4.25% Senior Notes. Aptiv incurred approximately $17 million of issuance costs in connection with the 2021 Senior Notes. Interest on the 2021 Senior Notes is payable semi-annually on June 1 and December 1 of each year (commencing on June 1, 2022) to holders of record at the close of business on May 15 or November 15 immediately preceding the interest payment date. On December 27, 2021, Aptiv PLC entered into a supplemental indenture to add AGFL as a joint and several co-issuer of the 2021 Senior Notes effective as of the date of issuance.
Although the specific terms of each indenture governing each series of senior notes vary, the indentures contain certain restrictive covenants, including with respect to Aptiv’s (and Aptiv’s subsidiaries) ability to incur liens, enter into sale and leaseback transactions and merge with or into other entities. As of December 31, 2021, the Company was in compliance with the provisions of all series of the outstanding senior notes.
Other Financing
Receivable factoring—Aptiv maintains a €450 million European accounts receivable factoring facility that is available on a committed basis and allows for factoring of receivables denominated in both Euros and U.S. dollars (“USD”). This facility became effective on January 1, 2021 and replaced Aptiv’s previous €300 million European accounts receivable factoring facility. This facility is accounted for as short-term debt and borrowings are subject to the availability of eligible accounts receivable. Collateral is not required related to these trade accounts receivable. The program is for a term of three years, subject to Aptiv’s right to terminate at any time with three months’ notice. After expiration of the three year term, either party can terminate with three months’ notice. Borrowings denominated in Euros under the facility will bear interest at the three-month Euro Interbank Offered Rate (“EURIBOR”) plus 0.50% and USD borrowings will bear interest at two-month LIBOR plus 0.50%, with borrowings under either denomination carrying a minimum interest rate of 0.20%. As of December 31, 2021, Aptiv had no amounts outstanding on the European accounts receivable factoring facility. As of December 31, 2020, Aptiv had no amounts outstanding outstanding on the previous European accounts receivable factoring facility.
Finance leases and other—As of December 31, 2021 and 2020, approximately $14 million and $28 million, respectively, of other debt primarily issued by certain non-U.S. subsidiaries and finance lease obligations were outstanding.
Interest—Cash paid for interest related to debt outstanding totaled $159 million, $154 million and $153 million for the years ended December 31, 2021, 2020 and 2019, respectively.
Letter of credit facilities—In addition to the letters of credit issued under the Credit Agreement, Aptiv had approximately $3 million and $2 million outstanding through other letter of credit facilities as of December 31, 2021 and 2020, respectively, primarily to support arrangements and other obligations at certain of its subsidiaries.

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
Funded Status
The amounts shown below reflect the change in the U.S. defined benefit pension obligations during 2021 and 2020.

	Year Ended December 31,
	2021	2020
	(in millions)
Benefit obligation at beginning of year	$8	$11
Actuarial loss	—	2
Benefits paid	(3)	(5)
Benefit obligation at end of year	5	8
Change in plan assets:
Fair value of plan assets at beginning of year	—	—
Aptiv contributions	3	5
Benefits paid	(3)	(5)
Fair value of plan assets at end of year	—	—
Underfunded status	(5)	(8)
Amounts recognized in the consolidated balance sheets consist of:
Current liabilities	(1)	(3)
Non-current liabilities	(4)	(5)
Total	(5)	(8)
Amounts recognized in accumulated other comprehensive loss consist of (pre-tax):
Actuarial loss	6	7
Total	$6	$7

The amounts shown below reflect the change in the non-U.S. defined benefit pension obligations during 2021 and 2020.

	Year Ended December 31,
	2021	2020
	(in millions)
Benefit obligation at beginning of year	$977	$900
Service cost	18	18
Interest cost	19	20
Actuarial (gain) loss	(62)	36
Benefits paid	(36)	(38)
Impact of curtailments	(3)	—
Exchange rate movements and other	(52)	41
Benefit obligation at end of year	861	977
Change in plan assets:
Fair value of plan assets at beginning of year	438	403
Actual return on plan assets	23	40
Aptiv contributions	25	28
Benefits paid	(36)	(38)
Exchange rate movements and other	(12)	5
Fair value of plan assets at end of year	438	438
Underfunded status	(423)	(539)
Amounts recognized in the consolidated balance sheets consist of:
Non-current assets	29	1
Current liabilities	(17)	(21)
Non-current liabilities	(435)	(519)
Total	(423)	(539)
Amounts recognized in accumulated other comprehensive loss consist of (pre-tax):
Actuarial loss	101	197
Prior service cost	—	5
Total	$101	$202
The benefit obligations were impacted by actuarial gains of $62 million and losses of $36 million during the years ended December 31, 2021 and 2020, respectively, primarily due to changes in the discount rates used to measure the benefit obligation.

The projected benefit obligation (“PBO”), accumulated benefit obligation (“ABO”), and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets and with plan assets in excess of accumulated benefit obligations are as follows:

	U.S. Plans		Non-U.S. Plans
	2021	2020	2021	2020
	(in millions) Plans with ABO in Excess of Plan Assets
PBO	$5	$8	$445	$838
ABO	5	8	405	784
Fair value of plan assets at end of year	—	—	7	314
	Plans with Plan Assets in Excess of ABO
PBO	$—	$—	$416	$139
ABO	—	—	393	113
Fair value of plan assets at end of year	—	—	431	124
	Total
PBO	$5	$8	$861	$977
ABO	5	8	798	897
Fair value of plan assets at end of year	—	—	438	438
Benefit costs presented below were determined based on actuarial methods and included the following:

	U.S. Plans
	Year Ended December 31,
	2021	2020	2019
	(in millions)
Interest cost	$—	$—	$1
Amortization of actuarial losses	1	1	1
Net periodic benefit cost	$1	$1	$2

	Non-U.S. Plans
	Year Ended December 31,
	2021	2020	2019
	(in millions)
Service cost	$18	$18	$17
Interest cost	19	20	25
Expected return on plan assets	(17)	(17)	(18)
Settlement loss	1	1	1
Curtailment loss	3	—	7
Amortization of actuarial losses	14	14	9
Other	—	1	1
Net periodic benefit cost	$38	$37	$42
Other postretirement benefit obligations were approximately $1 million and $1 million at December 31, 2021 and 2020, respectively.
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

The principal assumptions used to determine the pension expense and the actuarial value of the projected benefit obligation for the U.S. and non-U.S. pension plans were:
Assumptions used to determine benefit obligations at December 31:

	Pension Benefits
	U.S. Plans		Non-U.S. Plans
	2021	2020	2021	2020
Weighted-average discount rate	1.90%	1.20%	3.09%	2.21%
Weighted-average rate of increase in compensation levels	N/A	N/A	2.47%	3.64%
Assumptions used to determine net expense for years ended December 31:

	Pension Benefits
	U.S. Plans			Non-U.S. Plans
	2021	2020	2019	2021	2020	2019
Weighted-average discount rate	1.20%	2.40%	3.80%	2.21%	2.87%	3.53%
Weighted-average rate of increase in compensation levels	N/A	N/A	N/A	3.64%	3.69%	3.74%
Weighted-average expected long-term rate of return on plan assets	N/A	N/A	N/A	4.29%	4.68%	4.95%
Aptiv selects discount rates by analyzing the results of matching each plan’s projected benefit obligations with a portfolio of high-quality fixed income investments rated AA or higher by Standard and Poor’s or Moody’s.
Aptiv does not have any U.S. pension assets; therefore no U.S. asset rate of return calculation was necessary. The primary funded non-U.S. plans are in the U.K. and Mexico. For the determination of 2021 expense, Aptiv assumed a long-term expected asset rate of return of approximately 3.75% and 7.50% for the U.K. and Mexico, respectively. Aptiv evaluated input from local actuaries and asset managers, including consideration of recent fund performance and historical returns, in developing the long-term rate of return assumptions. The assumptions for the U.K. and Mexico are primarily long-term, prospective rates. To determine the expected return on plan assets, the market-related value of our plan assets is actual fair value.
Aptiv’s pension expense for 2022 is determined at the 2021 year end measurement date. For purposes of analysis, the following table highlights the sensitivity of the Company’ pension obligations and expense to changes in key assumptions:

Change in Assumption	Impact on Pension Expense	Impact on PBO
25 basis point (“bp”) decrease in discount rate	+ $1 million	+ $28 million
25 bp increase in discount rate	- $1 million	- $27 million
25 bp decrease in long-term expected return on assets	+ $1 million	—
25 bp increase in long-term expected return on assets	- $1 million	—
The above sensitivities reflect the effect of changing one assumption at a time. It should be noted that economic factors and conditions often affect multiple assumptions simultaneously and the effects of changes in key assumptions are not necessarily linear. The above sensitivities also assume no changes to the design of the pension plans and no major restructuring programs.

Pension Funding
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

	Projected Pension Benefit Payments
	U.S. Plans	Non-U.S. Plans
	(in millions)
2022	$1	$44
2023	1	41
2024	1	42
2025	1	45
2026	—	49
2027 – 2031	1	286
Aptiv anticipates making pension contributions and benefit payments of approximately $35 million in 2022.
Aptiv sponsors defined contribution plans for certain hourly and salaried employees. Expense related to the contributions for these plans was $37 million, $17 million, and $40 million for the years ended December 31, 2021, 2020 and 2019, respectively.
Plan Assets
Certain pension plans sponsored by Aptiv invest in a diversified portfolio consisting of an array of asset classes that attempts to maximize returns while minimizing volatility. These asset classes include developed market equities, emerging market equities, private equity, global high quality and high yield fixed income, real estate and absolute return strategies.
The fair values of Aptiv’s pension plan assets weighted-average asset allocations at December 31, 2021 and 2020, by asset category, are as follows:

	Fair Value Measurements at December 31, 2021
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Cash	$13	$13	$—	$—
Time deposits	29	—	29	—
Equity mutual funds	33	—	33	—
Bond mutual funds	216	—	216	—
Real estate trust funds	35	—	—	35
Hedge funds	11	—	—	11
Insurance contracts	4	—	—	4
Debt securities	56	56	—	—
Equity securities	41	41	—	—
Total	$438	$110	$278	$50

	Fair Value Measurements at December 31, 2020
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Cash	$45	$45	$—	$—
Time deposits	28	—	28	—
Equity mutual funds	33	—	33	—
Bond mutual funds	186	—	186	—
Real estate trust funds	34	—	—	34
Hedge funds	9	—	—	9
Insurance contracts	7	—	—	7
Debt securities	55	55	—	—
Equity securities	41	41	—	—
Total	$438	$141	$247	$50
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
Debt securities—The fair value of debt securities is determined by direct quoted market prices on regulated financial exchanges.
Equity securities—The fair value of equity securities is determined by direct quoted market prices on regulated financial exchanges.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Real Estate Trust Fund	Hedge Funds	Insurance Contracts
	(in millions)
Beginning balance at January 1, 2020	$31	$15	$7
Actual return on plan assets:
Relating to assets still held at the reporting date	1	(1)	—
Purchases, sales and settlements	—	(6)	—
Foreign currency translation and other	2	1	—
Ending balance at December 31, 2020	$34	$9	$7
Actual return on plan assets:
Relating to assets still held at the reporting date	$3	$2	$—
Purchases, sales and settlements	(1)	—	(3)
Foreign currency translation and other	(1)	—	—
Ending balance at December 31, 2021	$35	$11	$4

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
Matters Related to Global Supply Chain Disruptions
Due to various factors that are beyond our control, there are currently global supply chain disruptions, including a worldwide semiconductor supply shortage. The semiconductor supply shortage, due in part to increased demand across multiple industries, is impacting production in automotive and other industries. We anticipate these supply chain disruptions will persist throughout 2022. We, along with most automotive component manufacturers that use semiconductors, have been unable to fully meet the vehicle production demands of OEMs because of events which are outside our control, including but not limited to, the COVID-19 pandemic, the global semiconductor shortage, fires in our suppliers’ facilities, unprecedented weather events in the southwestern United States, and other extraordinary events. Although we are working closely with suppliers and customers to minimize any potential adverse impacts of these events, some of our customers have indicated that they expect us to bear at least some responsibility for their lost production and other costs. While no assurances can be made as to the ultimate outcome of these customer expectations or any other future claims, we do not currently believe a loss is probable, and accordingly, no reserve has been made as of December 31, 2021. We will continue to actively monitor all direct and indirect potential impacts of these supply chain disruptions, and will seek to aggressively mitigate and minimize their impact on our business.
Brazil Matters
Aptiv conducts business operations in Brazil that are subject to the Brazilian federal labor, social security, environmental, health and safety, tax and customs laws, as well as a variety of state and local laws. While Aptiv believes it complies with such laws, they are complex, subject to varying interpretations, and the Company is often engaged in litigation with government agencies regarding the application of these laws to particular circumstances. As of December 31, 2021, the majority of claims asserted against Aptiv in Brazil relate to such litigation. The remaining claims in Brazil relate to commercial and labor litigation with private parties. As of December 31, 2021, claims totaling approximately $95 million (using December 31, 2021 foreign currency rates) have been asserted against Aptiv in Brazil. As of December 31, 2021, the Company maintains accruals for these asserted claims of $20 million (using December 31, 2021 foreign currency rates). The amounts accrued represent claims that are deemed probable of loss and are reasonably estimable based on the Company’s analyses and assessment of the asserted claims and prior experience with similar matters. While the Company believes its accruals are adequate, the final amounts required to resolve these matters could differ materially from the Company’s recorded estimates and Aptiv’s results of operations could be materially affected. The Company estimates the reasonably possible loss in excess of the amounts accrued related to these claims to be zero to $75 million.
Environmental Matters
Aptiv is subject to the requirements of U.S. federal, state, local and non-U.S. environmental, health and safety laws and regulations. As of December 31, 2021 and 2020, the undiscounted reserve for environmental investigation and remediation recorded in other long-term liabilities was approximately $4 million and $4 million, respectively. Aptiv cannot ensure that environmental requirements will not change or become more stringent over time or that its eventual environmental remediation costs and liabilities will not exceed the amount of its current reserves. In the event that such liabilities were to significantly exceed the amounts recorded, Aptiv’s results of operations could be materially affected. At December 31, 2021 the difference between the recorded liabilities and the reasonably possible range of potential loss was not material.

14. INCOME TAXES
Income before income taxes and equity income for U.S. and non-U.S. operations are as follows:

	Year Ended December 31,
	2021	2020	2019
	(in millions)
U.S. loss	$(2)	$(65)	$(1)
Non-U.S. income	912	2,019	1,127
Income before income taxes and equity loss	$910	$1,954	$1,126
The provision (benefit) for income taxes is comprised of:

	Year Ended December 31,
	2021	2020	2019
	(in millions)
Current income tax expense (benefit):
U.S. federal	$1	$(53)	$8
Non-U.S.	156	154	156
U.S. state and local	4	—	1
Total current	161	101	165
Deferred income tax expense (benefit), net:
U.S. federal	(17)	(14)	(23)
Non-U.S.	(43)	(37)	(8)
U.S. state and local	—	(1)	(2)
Total deferred	(60)	(52)	(33)
Total income tax provision	$101	$49	$132
Cash paid or withheld for income taxes was $172 million, $106 million and $189 million for the years ended December 31, 2021, 2020 and 2019, respectively.

For purposes of comparability and consistency, the Company uses the notional U.S. federal income tax rate when presenting the Company’s reconciliation of the income tax provision. The Company is an Irish resident taxpayer. A reconciliation of the provision for income taxes compared with the amounts at the notional U.S. federal statutory rate was:

	Year Ended December 31,
	2021	2020	2019
	(in millions)
Notional U.S. federal income taxes at statutory rate	$191	$410	$236
Income taxed at other rates	(81)	(339)	(92)
Change in valuation allowance	(17)	10	(18)
Other change in tax reserves	19	30	20
Intragroup reorganizations	(7)	(49)	—
Withholding taxes	37	26	19
Tax credits	(23)	(16)	(18)
Change in tax law	(7)	(2)	1
Other adjustments	(11)	(21)	(16)
Total income tax expense	$101	$49	$132
Effective tax rate	11%	3%	12%
The Company’s tax rate is affected by the tax rates in Ireland and other jurisdictions in which the Company operates, the relative amount of income earned by jurisdiction and the relative amount of losses or income for which no tax benefit or expense was recognized due to a valuation allowance. Included in the non-U.S. income taxed at other rates are tax incentives obtained in various non-U.S. countries, primarily the High and New Technology Enterprise (“HNTE”) status in China and a Free Trade Zone exemption in Honduras which totaled $10 million in 2021, $5 million in 2020 and $19 million in 2019, as well as tax benefit for income earned, and no tax benefit for losses incurred, in jurisdictions where a valuation allowance has been recorded. The Company currently benefits from tax holidays in various non-U.S. jurisdictions with expiration dates from 2022 through 2041. The income tax benefits attributable to these tax holidays are approximately $1 million (less than $0.01 per share) in 2021, $1 million (less than $0.01 per share) in 2020 and $7 million ($0.03 per share) in 2019.
The effective tax rate in the year ended December 31, 2021 was impacted by favorable provision to return adjustments as well as releases of valuation allowances as a result of the Company’s determination that it was more likely than not that certain deferred tax assets would be realized. The Company also accrued $19 million of reserve adjustments for uncertain tax positions.
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
The Tax Cuts and Jobs Act, which was enacted in the U.S. in 2017, created a provision known as Global Intangible Low-Taxed Income (“GILTI”) that imposes a tax on certain earnings of foreign subsidiaries. U.S. GAAP allows companies to make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or to provide for the tax expense related to GILTI in the year the tax is incurred. We have elected to account for GILTI in the year the tax is incurred.
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

	December 31,
	2021	2020
	(in millions)
Deferred tax assets:
Pension	$76	$106
Employee benefits	30	29
Net operating loss carryforwards	699	746
Warranty and other liabilities	77	69
Operating lease right-of-use assets	78	77
Other	184	171
Total gross deferred tax assets	1,144	1,198
Less: valuation allowances	(766)	(832)
Total deferred tax assets (1)	$378	$366
Deferred tax liabilities:
Fixed assets	$55	$57
Tax on unremitted profits of certain foreign subsidiaries	65	64
Intangibles	174	201
Operating lease liabilities	78	77
Total gross deferred tax liabilities	372	399
Net deferred tax assets (liabilities)	$6	$(33)
(1)Reflects gross amount before jurisdictional netting of deferred tax assets and liabilities.
Deferred tax assets and liabilities are classified as long-term in the consolidated balance sheets. Net deferred tax assets and liabilities are included in the consolidated balance sheets as follows:

	December 31,
	2021	2020
	(in millions)
Long-term assets	$159	$174
Long-term liabilities	(153)	(207)
Total deferred tax asset (liability)	$6	$(33)
The net deferred tax asset of $6 million as of December 31, 2021 is primarily comprised of deferred tax assets in Mexico, Germany, the U.K. and the U.S. offset by deferred tax liability amounts primarily in Korea, China, Singapore and Japan.
Net Operating Loss and Tax Credit Carryforwards
As of December 31, 2021, the Company has gross deferred tax assets of approximately $695 million for non-U.S. net operating loss (“NOL”) carryforwards with recorded valuation allowances of $640 million. These NOLs are available to offset future taxable income and realization is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards. The NOLs primarily relate to Luxembourg, Poland, Germany, the U.K., Ireland and France. The NOL carryforwards have expiration dates ranging from one year to an indefinite period.
Deferred tax assets include $87 million and $93 million of tax credit carryforwards with recorded valuation allowances of $71 million and $86 million at December 31, 2021 and 2020, respectively. These tax credit carryforwards expire at various times from 2022 through 2041.

Cumulative Undistributed Foreign Earnings
No income taxes have been provided on indefinitely reinvested earnings of certain foreign subsidiaries at December 31, 2021.
Withholding taxes of $65 million have been accrued on undistributed earnings that are not indefinitely reinvested and are primarily related to China, Honduras, Morocco and Germany. There are no other material liabilities for income taxes on the undistributed earnings of foreign subsidiaries, as the Company has concluded that such earnings are either indefinitely reinvested or should not give rise to additional income tax liabilities as a result of the distribution of such earnings.
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
A reconciliation of the gross change in the unrecognized tax benefits balance, excluding interest and penalties is as follows:

	Year Ended December 31,
	2021	2020	2019
	(in millions)
Balance at beginning of year	$231	$217	$209
Additions related to current year	12	35	20
Additions related to prior years	20	31	51
Reductions related to prior years	(36)	(20)	(46)
Reductions due to expirations of statute of limitations	(3)	(28)	(11)
Settlements	—	(4)	(6)
Balance at end of year	$224	$231	$217
A portion of the Company’s unrecognized tax benefits would, if recognized, reduce its effective tax rate. The remaining unrecognized tax benefits relate to tax positions that, if recognized, would result in an offsetting change in valuation allowance and for which only the timing of the benefit is uncertain. Recognition of these tax benefits would reduce the Company’s effective tax rate only through a reduction of accrued interest and penalties. As of December 31, 2021 and 2020, the amounts of unrecognized tax benefit that would reduce the Company’s effective tax rate were $207 million and $213 million, respectively. For the year ended December 31, 2019, the Company recorded approximately $26 million of additional reserves for uncertain tax positions, primarily related to prior year net operating loss and other carryforwards on which full valuation allowances have been recorded. For 2021 and 2020, respectively, $105 million and $103 million of reserves for uncertain tax positions would be offset by the write-off of a related deferred tax asset, if recognized.
The Company recognizes interest and penalties relating to unrecognized tax benefits as part of income tax expense. Total accrued liabilities for interest and penalties were $28 million and $25 million at December 31, 2021 and 2020, respectively. Total interest and penalties recognized as part of income tax expense were expenses of $4 million, $13 million and $7 million for the years ended December 31, 2021, 2020 and 2019, respectively.
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

15. SHAREHOLDERS’ EQUITY AND NET INCOME PER SHARE
2020 Public Equity Offering
In June 2020, the Company completed the underwritten public offering of approximately 15.1 million ordinary shares at a price of $75.91 per share, resulting in net proceeds of approximately $1,115 million, after deducting expenses and the underwriters’ discount of $35 million. Simultaneously, the Company completed the underwritten public offering of 11.5 million 5.50% Mandatory Convertible Preferred Shares, Series A, $0.01 par value per share (the “MCPS”) with a liquidation preference of $100 per share, resulting in net proceeds of approximately $1,115 million, after deducting expenses and the underwriters’ discount of $35 million.
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
Net Income Per Share
Basic net income per share is computed by dividing net income attributable to ordinary shareholders by the weighted average number of ordinary shares outstanding during the period. Diluted net income per share reflects the weighted average dilutive impact of all potentially dilutive securities from the date of issuance and is computed using the treasury stock and if-converted methods. The if-converted method is used to determine if the impact of the conversion of the MCPS into ordinary shares is more dilutive than the MCPS dividends to net income per share. If so, the MCPS are assumed to have been converted at the later of the beginning of the period or the time of issuance, and the resulting ordinary shares are included in the denominator and the MCPS dividends are added back to the numerator. Unless otherwise noted, share and per share amounts included in these notes are on a diluted basis. For the year ended December 31, 2021, the impact of the MCPS calculated under the if-converted method was anti-dilutive, and as such, 12.37 million ordinary shares underlying the MCPS were excluded from the diluted income per share calculation. For the year ended December 31, 2020, the calculation of net income per share includes the dilutive impacts of the MCPS under the if-converted method. For all periods presented, the calculation of net income per share also contemplates the dilutive impacts, if any, of the Company’s share-based compensation plans. Refer to Note 21. Share-Based Compensation for additional information.

Weighted Average Shares
The following table illustrates net income per share attributable to ordinary shareholders and the weighted average shares outstanding used in calculating basic and diluted income per share:

	Year Ended December 31,
	2021	2020	2019
	(in millions, except per share data)
Numerator, basic:
Net income attributable to ordinary shareholders	$527	$1,769	$990
Numerator, diluted:
Net income attributable to Aptiv	$590	$1,804	$990
MCPS dividends (1)	(63)	—	—
Numerator, diluted	$527	$1,804	$990
Denominator:
Weighted average ordinary shares outstanding, basic	270.46	263.43	256.81
Dilutive shares related to RSUs	0.76	0.44	0.58
Weighted average MCPS converted shares (1)	—	6.83	—
Weighted average ordinary shares outstanding, including dilutive shares	271.22	270.70	257.39

Net income per share attributable to ordinary shareholders:
Basic	$1.95	$6.72	$3.85
Diluted	$1.94	$6.66	$3.85
(1)For purposes of calculating net income per share under the if-converted method, the Company has included the impact of the MCPS dividends for the year ended December 31, 2021 as the impact was more dilutive to net income per share than the impact of assuming the conversion of the MCPS into ordinary shares on a weighted average basis. The Company has excluded the impact of the MCPS dividends for the year ended December 31, 2020, as the assumed conversion of the MCPS into ordinary shares on a weighted average basis was more dilutive to net income per share than the impact of the MCPS dividends.
Share Repurchase Programs
In April 2016, the Board of Directors authorized a share repurchase program of up to $1.5 billion of ordinary shares, which commenced in September 2016. This share repurchase program provides for share purchases in the open market or in privately negotiated transactions, depending on share price, market conditions and other factors, as determined by the Company.
There were no shares repurchased during the year ended December 31, 2021. A summary of the ordinary shares repurchased during the years ended December 31, 2020 and 2019 is as follows:

	Year Ended December 31,
	2020	2019
Total number of shares repurchased	1,059,075	5,387,533
Average price paid per share	$53.73	$77.93
Total (in millions)	$57	$420
As of December 31, 2021, approximately $13 million of share repurchases remained available under the April 2016 share repurchase program, which is in addition to the share repurchase program of up to $2.0 billion that was previously announced in January 2019. This program, which will commence following the completion of the April 2016 share repurchase program, provides for share purchases in the open market or in privately negotiated transactions, depending on share price, market conditions and other factors, as determined by the Company. All repurchased shares were retired, and are reflected as a reduction of ordinary share capital for the par value of the shares, with the excess applied as reductions to additional paid-in-capital and retained earnings.

Dividends
The Company has declared and paid cash dividends per ordinary and preferred share during the periods presented as follows:

	Ordinary Shares		Preferred Shares
	Dividend	Amount	Dividend	Amount
	Per Share	(in millions)	Per Share	(in millions)
2021:
Fourth quarter	$—	$—	$1.375	$16
Third quarter	—	—	1.375	15
Second quarter	—	—	1.375	16
First quarter	—	—	1.375	16
Total	$—	$—	$5.500	$63
2020:
Fourth quarter	$—	$—	$1.375	$16
Third quarter	—	—	1.421	16
Second quarter	—	—	—	—
First quarter	0.22	56	—	—
Total	$0.22	$56	$2.796	$32

16. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The changes in accumulated other comprehensive income (loss) attributable to Aptiv (net of tax) are shown below.

	Year Ended December 31,
	2021	2020	2019
	(in millions)
Foreign currency translation adjustments:
Balance at beginning of year	$(445)	$(597)	$(555)
Aggregate adjustment for the year (1)	(143)	152	(42)
Balance at end of year	(588)	(445)	(597)

Gains (losses) on derivatives:
Balance at beginning of year	$40	$13	$(35)
Other comprehensive income before reclassifications (nil net tax effect for all periods presented)	8	6	50
Reclassification to income (nil net tax effect for all periods presented)	(65)	21	6
Adoption of ASU 2018-02	—	—	(8)
Balance at end of year	(17)	40	13

Pension and postretirement plans:
Balance at beginning of year	$(140)	$(135)	$(104)
Other comprehensive income (loss) before reclassifications (net tax expense (benefit) of $23 million, $(7) million and $(17) million)	57	(18)	(37)
Reclassification to income (net tax benefit of $4 million, $3 million and $3 million)	16	13	7
Adoption of ASU 2018-02	—	—	(1)
Balance at end of year	(67)	(140)	(135)

Accumulated other comprehensive loss, end of year	$(672)	$(545)	$(719)
(1)Includes $116 million of gains, $132 million of losses and $29 million of gains for the years ended December 31, 2021, 2020 and 2019, respectively, related to non-derivative net investment hedges. Refer to Note 17. Derivatives and Hedging Activities for further description of these hedges.

Reclassifications from accumulated other comprehensive income (loss) to income were as follows:

Reclassification Out of Accumulated Other Comprehensive Income (Loss)
Details About Accumulated Other Comprehensive Income Components	Year Ended December 31,			Affected Line Item in the Statement of Operations
	2021	2020	2019
	(in millions)
Gains (losses) on derivatives:
Commodity derivatives	$68	$(7)	$(15)	Cost of sales
Foreign currency derivatives	(3)	(14)	9	Cost of sales
	65	(21)	(6)	Income before income taxes
	—	—	—	Income tax expense
	65	(21)	(6)	Net income
	—	—	—	Net income attributable to noncontrolling interest
	$65	$(21)	$(6)	Net income attributable to Aptiv

Pension and postretirement plans:
Actuarial loss	$(15)	$(16)	$(10)	Other (expense) income, net (1)
Curtailment loss	(5)	—	—	Other (expense) income, net (1)
	(20)	(16)	(10)	Income before income taxes
	4	3	3	Income tax expense
	(16)	(13)	(7)	Net income
	—	—	—	Net income attributable to noncontrolling interest
	$(16)	$(13)	$(7)	Net income attributable to Aptiv

Total reclassifications for the year	$49	$(34)	$(13)
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
As of December 31, 2021, the Company had the following outstanding notional amounts related to commodity and foreign currency forward and option contracts designated as cash flow hedges that were entered into to hedge forecasted exposures:

Commodity	Quantity Hedged	Unit of Measure	Notional Amount (Approximate USD Equivalent)
	(in thousands)		(in millions)
Copper	81,578	pounds	$355

Foreign Currency	Quantity Hedged	Unit of Measure	Notional Amount (Approximate USD Equivalent)
	(in millions)
Mexican Peso	21,122	MXN	$1,030
Chinese Yuan Renminbi	2,709	RMB	425
Euro	107	EUR	120
Polish Zloty	571	PLN	140
Hungarian Forint	17,594	HUF	55
As of December 31, 2021, Aptiv has entered into derivative instruments to hedge cash flows extending out to December 2023.
Gains and losses on derivatives qualifying as cash flow hedges are recorded in accumulated OCI, to the extent that hedges are effective, until the underlying transactions are recognized in earnings. Unrealized amounts in accumulated OCI will fluctuate based on changes in the fair value of hedge derivative contracts at each reporting period. Net gains on cash flow hedges included in accumulated OCI as of December 31, 2021 were $22 million (approximately $22 million, net of tax). Of this total, approximately $26 million of gains are expected to be included in cost of sales within the next 12 months and approximately $4 million of losses are expected to be included in cost of sales in subsequent periods. Cash flow hedges are discontinued when Aptiv determines it is no longer probable that the originally forecasted transactions will occur. Cash flows from derivatives used to manage commodity and foreign exchange risks designated as cash flow hedges are classified as operating activities within the consolidated statements of cash flows.
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
The Company has entered into a series of forward contracts, each of which have been designated as net investment hedges of the foreign currency exposure of the Company’s investments in certain Chinese Yuan Renminbi (“RMB”)-denominated subsidiaries. During the years ended December 31, 2021, 2020 and 2019, the Company made net payments of $17 million, $1 million and zero, respectively, at settlement related to these series of forward contracts which matured throughout each respective year. In December 2021, the Company entered into forward contracts with a total notional amount of 1.4 billion RMB (approximately $215 million, using December 31, 2021 foreign currency rates), which mature in March 2022. Refer to the tables below for details of the fair value recorded in the consolidated balance sheets and the effects recorded in the consolidated statements of operations and consolidated statements of comprehensive income related to these derivative instruments.
The Company has designated the €700 million 2015 Euro-denominated Senior Notes and the €500 million 2016 Euro-denominated Senior Notes, as more fully described in Note 11. Debt, as net investment hedges of the foreign currency exposure of its investments in certain Euro-denominated subsidiaries. Due to changes in the value of the Euro-denominated debt instruments designated as net investment hedges, during the years ended December 31, 2021 and 2020, $116 million of gains and $132 million of losses, respectively, were recognized within the cumulative translation adjustment component of OCI. Included in accumulated OCI related to these net investment hedges were cumulative losses of $37 million as of December 31, 2021 and $153 million as of December 31, 2020.
Derivatives Not Designated as Hedges
In certain occasions the Company enters into certain foreign currency and commodity contracts that are not designated as hedges. When hedge accounting is not applied to derivative contracts, gains and losses are recorded to other income (expense), net and cost of sales in the consolidated statements of operations.

Fair Value of Derivative Instruments in the Balance Sheet
The fair value of derivative financial instruments recorded in the consolidated balance sheets as of December 31, 2021 and 2020 are as follows:

	Asset Derivatives		Liability Derivatives		Net Amounts of Assets and (Liabilities) Presented in the Balance Sheet
	Balance Sheet Location	December 31, 2021	Balance Sheet Location	December 31, 2021	December 31, 2021
	(in millions)
Derivatives designated as cash flow hedges:
Commodity derivatives	Other current assets	$27	Accrued liabilities	$—
Foreign currency derivatives*	Other current assets	15	Other current assets	9	$6
Foreign currency derivatives*	Accrued liabilities	5	Accrued liabilities	16	(11)
Commodity derivatives	Other long-term assets	2	Other long-term liabilities	—
Foreign currency derivatives*	Other long-term assets	2	Other long-term assets	1	1
Foreign currency derivatives*	Other long-term liabilities	1	Other long-term liabilities	8	(7)
Derivatives designated as net investment hedges:
Foreign currency derivatives	Other current assets	—	Accrued liabilities	1
Total derivatives designated as hedges		$52		$35

Derivatives not designated:
Commodity derivatives	Other current assets	$5	Accrued liabilities	$—
Foreign currency derivatives*	Accrued liabilities	—	Accrued liabilities	1	(1)
Total derivatives not designated as hedges		$5		$1

	Asset Derivatives		Liability Derivatives		Net Amounts of Assets and (Liabilities) Presented in the Balance Sheet
	Balance Sheet Location	December 31, 2020	Balance Sheet Location	December 31, 2020	December 31, 2020
	(in millions)
Derivatives designated as cash flow hedges:
Commodity derivatives	Other current assets	$26	Accrued liabilities	$—
Foreign currency derivatives*	Other current assets	24	Other current assets	5	$19
Foreign currency derivatives*	Accrued liabilities	7	Accrued liabilities	13	(6)
Commodity derivatives	Other long-term assets	9	Other long-term liabilities	—
Foreign currency derivatives*	Other long-term assets	17	Other long-term assets	4	13
Foreign currency derivatives*	Other long-term liabilities	—	Other long-term liabilities	1	(1)
Derivatives designated as net investment hedges:
Foreign currency derivatives	Other current assets	—	Accrued liabilities	2
Total derivatives designated as hedges		$83		$25

Derivatives not designated:
Foreign currency derivatives*	Other current assets	$3	Other current assets	$—	3
Total derivatives not designated as hedges		$3		$—
* Derivative instruments within this category are subject to master netting arrangements and are presented on a net basis in the consolidated balance sheets in accordance with accounting guidance related to the offsetting of amounts related to certain contracts.
The fair value of Aptiv’s derivative financial instruments was in a net asset position as of December 31, 2021 and 2020.
Effect of Derivatives on the Statements of Operations and Statements of Comprehensive Income
The pre-tax effects of derivative financial instruments in the consolidated statements of operations and consolidated statements of comprehensive income for the years ended December 31, 2021, 2020 and 2019 are as follows:

Year Ended December 31, 2021	Gain (Loss) Recognized in OCI	Gain (Loss) Reclassified from OCI into Income
	(in millions)
Derivatives designated as cash flow hedges:
Commodity derivatives	$60	$68
Foreign currency derivatives	(35)	(3)
Derivatives designated as net investment hedges:
Foreign currency derivatives	(17)	—
Total	$8	$65

Gain (Loss) Recognized in Income
(in millions)
Derivatives not designated:
Commodity derivatives	$3
Foreign currency derivatives	(5)
Total	$(2)

Year Ended December 31, 2020	Gain (Loss) Recognized in OCI	Loss Reclassified from OCI into Income
	(in millions)
Derivatives designated as cash flow hedges:
Commodity derivatives	$31	$(7)
Foreign currency derivatives	(23)	(14)
Derivatives designated as net investment hedges:
Foreign currency derivatives	(2)	—
Total	$6	$(21)

Gain Recognized in Income
(in millions)
Derivatives not designated:
Foreign currency derivatives	$—
Total	$—

Year Ended December 31, 2019	Gain (Loss) Recognized in OCI	(Loss) Gain Reclassified from OCI into Income
	(in millions)
Derivatives designated as cash flow hedges:
Commodity derivatives	$7	$(15)
Foreign currency derivatives	44	9
Derivatives designated as net investment hedges:
Foreign currency derivatives	(1)	—
Total	$50	$(6)

Gain Recognized in Income
(in millions)
Derivatives not designated:
Foreign currency derivatives	$1
Total	$1
The gain or loss recognized in income for designated and non-designated derivative instruments was recorded to cost of sales and other income (expense), net in the consolidated statements of operations for the years ended December 31, 2021, 2020 and 2019.

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
As of December 31, 2021 and 2020, Aptiv was in a net derivative asset position of $21 million and $61 million, respectively, and no significant adjustments were recorded for nonperformance risk based on the application of peer companies’ CDS rates, evaluation of our own nonperformance risk and because Aptiv’s exposures were to counterparties with investment grade credit ratings. Refer to Note 17. Derivatives and Hedging Activities for further information regarding derivatives.
Contingent consideration—The liability for contingent consideration is estimated as of the date of the acquisition and is recorded as part of the purchase price, and is subsequently re-measured to fair value at each reporting date, based on a probability-weighted analysis using a rate that reflects the uncertainty surrounding the expected outcomes, which the Company believes is appropriate and representative of market participant assumptions. The measurement of the liability for contingent consideration is based on significant inputs that are not observable in the market, and was therefore classified as a Level 3 measurement in accordance with ASC Topic 820-10-35. Examples of utilized unobservable inputs are estimated future earnings or milestone achievements of the acquired businesses and applicable discount rates. The estimate of the liability may fluctuate if there are changes in the forecast of the acquired businesses’ future earnings or milestone achievements, as a result of actual earnings or milestone achievements or in the discount rates used to determine the present value of contingent future cash flows. As of December 31, 2021, earn-out provisions associated with the Company’s recorded contingent consideration liability may be achieved during 2022. The Company regularly reviews these assumptions, and makes adjustments to the fair value measurements as required by facts and circumstances.
As of December 31, 2021 and 2020, the liability for contingent consideration classified within other long-term liabilities was $10 million (which was classified within other long-term liabilities) and $52 million (which was classified within other current liabilities), respectively. Adjustments to this liability for interest accretion are recognized in interest expense, and any other changes in the fair value of this liability are recognized within other income (expense), net in the consolidated statement of operations.

The changes in the contingent consideration liability classified as a Level 3 measurement for the years ended December 31, 2021 and 2020 were as follows:

	Year Ended December 31,
	2021	2020
	(in millions)
Fair value at beginning of year	$52	$51
Additions	10	—
Payments	(52)	—
Interest accretion	—	1
Fair value at end of year	$10	$52
During the year ended December 31, 2021, Aptiv recorded liabilities of $10 million for the estimated fair values of contingent consideration related to our acquisitions, as further described in Note 20. Acquisitions and Divestitures.
In accordance with previous agreements, the Company was required to deposit $52 million related to the contingent consideration liability into an escrow account (of which $16 million was deposited in 2019, $16 million was deposited in 2020 and $20 million was deposited in 2021). These amounts were classified as restricted cash in the consolidated balance sheets upon being deposited into the escrow account. During the year ended December 31, 2021, the Company released $52 million from the escrow account which represented the maximum required amount to be paid under these agreements. In accordance with ASC Topic 230-10-45, $24 million of this payment was recorded as a cash outflow from financing activities in the consolidated statement of cash flows, which represents the acquisition date fair value of the contingent consideration liability, with the remaining $28 million recorded as a cash outflow from operating activities for year ended December 31, 2021.
Publicly traded equity securities—All publicly traded equity securities are reported at fair value as of each reporting date. The measurement of the asset is based on quoted prices for identical assets on active market exchanges. Gains and losses from changes in the fair value of these securities are recorded within other income (expense), net on the consolidated statement of operations.
As of December 31, 2021 and 2020, Aptiv had the following assets measured at fair value on a recurring basis:

	Total	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
	(in millions)
As of December 31, 2021
Commodity derivatives	$34	$—	$34	$—
Foreign currency derivatives	7	—	7	—
Publicly traded equity securities	66	66	—	—
Total	$107	$66	$41	$—
As of December 31, 2020
Commodity derivatives	$35	$—	$35	$—
Foreign currency derivatives	35	—	35	—
Total	$70	$—	$70	$—

As of December 31, 2021 and 2020, Aptiv had the following liabilities measured at fair value on a recurring basis:

	Total	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
	(in millions)
As of December 31, 2021
Foreign currency derivatives	$20	$—	$20	$—
Contingent consideration	10	—	—	10
Total	$30	$—	$20	$10
As of December 31, 2020
Foreign currency derivatives	$9	$—	$9	$—
Contingent consideration	52	—	—	52
Total	$61	$—	$9	$52
Non-derivative financial instruments—Aptiv’s non-derivative financial instruments include cash and cash equivalents, accounts and notes receivable, accounts payable, as well as debt, which consists of its accounts receivable factoring arrangement, finance leases and other debt issued by Aptiv’s non-U.S. subsidiaries, the Revolving Credit Facility, the Tranche A Term Loan and all series of outstanding senior notes. The fair value of debt is based on quoted market prices for instruments with public market data or significant other observable inputs for instruments without a quoted public market price (Level 2). As of December 31, 2021 and 2020, total debt was recorded at $4,067 million and $4,101 million, respectively, and had estimated fair values of $4,297 million and $4,490 million, respectively. For all other financial instruments recorded as of December 31, 2021 and 2020, fair value approximates book value.
Fair Value Measurements on a Nonrecurring Basis
In addition to items that are measured at fair value on a recurring basis, Aptiv also has items in its balance sheet that are measured at fair value on a nonrecurring basis. As these items are not measured at fair value on a recurring basis, they are not included in the tables above. Financial and nonfinancial assets and liabilities that are measured at fair value on a nonrecurring basis include certain long-lived assets, intangible assets, equity investments without readily determinable fair values, asset retirement obligations, share-based compensation and liabilities for exit or disposal activities measured at fair value upon initial recognition. During the years ended December 31, 2021, 2020 and 2019, Aptiv recorded non-cash asset impairment charges totaling $2 million, $10 million and $3 million, respectively, within cost of sales related to declines in the fair values of certain fixed assets. During the year ended December 31, 2019, Aptiv recorded non-cash asset impairment charges totaling $8 million within amortization related to declines in the fair values of certain intangible assets. Fair value of long-lived and intangible assets is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved and a review of appraisals or other market indicators and management estimates. As such, Aptiv has determined that the fair value measurements of long-lived and intangible assets fall in Level 3 of the fair value hierarchy.

19. OTHER INCOME, NET
Other income (expense), net included:

	Year Ended December 31,
	2021	2020	2019
	(in millions)
Interest income	$9	$8	$13
Loss on extinguishment of debt (Note 11)	(126)	—	(6)
Loss on modification of debt	(1)	(4)	—
Components of net periodic benefit cost other than service cost	(21)	(20)	(27)
Costs associated with acquisitions	—	—	(5)
Change in fair value of equity investments without readily determinable fair value (Note 5)	9	10	19
Other, net	1	6	20
Other (expense) income, net	$(129)	$—	$14

As further discussed in Note 11. Debt, during the year ended December 31, 2021, Aptiv redeemed for cash the entire $700 million aggregate principal amount outstanding of the 2014 Senior Notes and the entire $650 million aggregate principal amount outstanding of the 4.25% Senior Notes, resulting in a loss on debt extinguishment of approximately $126 million. As further discussed in Note 5. Investments in Affiliates, during the year ended December 31, 2021, Aptiv recorded a pre-tax unrealized gain of $9 million related to increases in fair value of its equity investments without readily determinable fair values. During the year ended December 31, 2021, Aptiv also recognized a net unrealized gain of $5 million for publicly traded equity securities still held as of December 31, 2021.
As further discussed in Note 5. Investments in Affiliates, during the year ended December 31, 2020, Aptiv recorded a pre-tax unrealized gain of $10 million related to increases in fair value of its equity investments without readily determinable fair values. Also, during the year ended December 31, 2020, Aptiv recorded a loss on modification of debt of $4 million, in conjunction with the May 2020 amendment to the Credit Agreement.
As further discussed in Note 5. Investments in Affiliates, during the year ended December 31, 2019, Aptiv recorded a pre-tax unrealized gain of $19 million related to increases in fair value of its equity investments without readily determinable fair values. Additionally, during the year ended December 31, 2019, Aptiv redeemed for cash the entire $650 million aggregate principal amount outstanding of the 3.15% Senior Notes, resulting in a loss on debt extinguishment of approximately $6 million. Aptiv also incurred approximately $5 million in transaction costs related to the acquisition of gabocom during the year ended December 31, 2019.

20. ACQUISITIONS AND DIVESTITURES
Acquisition of El-Com, Inc.
On December 30, 2021, Aptiv acquired 100% of the equity interests of El-Com, Inc. (“El-Com”), a manufacturer of custom wire harnesses and cable assemblies for high-reliability products and industries, for total consideration of up to $88 million.
The total consideration includes a cash payment of up to $10 million, contingent upon the achievement of certain performance metrics over a one-year period following the acquisition. The range of the undiscounted amounts the Company could be required to pay under this arrangement is between zero and $10 million. As of the closing date of the acquisition, the contingent consideration was assigned a fair value of approximately $10 million. Refer to Note 18. Fair Value of Financial Instruments for additional information regarding the measurement of the contingent consideration liability. The results of operations of El-Com are reported within the Signal and Power Solutions segment from the date of acquisition. The Company acquired El-Com utilizing cash on hand.
The acquisition was accounted for as a business combination, with the total purchase price allocated on a preliminary basis using information available, in the fourth quarter of 2021. The preliminary purchase price and related allocation to the acquired net assets of El-Com based on their estimated fair values is shown below (in millions):
Assets acquired and liabilities assumed

Purchase price, cash consideration, net of cash acquired	$78
Purchase price, fair value of contingent consideration	10
Total consideration, net of cash acquired	$88

Intangible assets	$36
Other assets, net	10
Identifiable net assets acquired	46
Goodwill resulting from purchase	42
Total purchase price allocation	$88
Intangible assets primarily include amounts recognized for the fair value of customer-based assets, which will be amortized over their estimated useful lives of approximately nine years. The estimated fair value of these assets was based on third-party valuations and management’s estimates, generally utilizing income and market approaches. Goodwill recognized in this transaction is primarily attributable to synergies expected to arise after the acquisition. The deductibility of goodwill for tax purposes will depend on, among other factors, future integration and organizational activities concerning the acquired business.

The purchase price and related allocation are preliminary and could be revised as a result of adjustments made to the purchase price, additional information obtained regarding liabilities assumed, including, but not limited to, contingent liabilities, revisions of provisional estimates of fair values, including, but not limited to, the completion of independent appraisals and valuations related to property, plant and equipment and intangible assets and certain tax attributes.
The pro forma effects of this acquisition would not materially impact the Company’s reported results for any period presented, and as a result no pro forma financial statements were presented.
Acquisition of Krono-Safe Automotive, SAS
On November 9, 2021, Aptiv acquired 100% of the equity interests of Krono-Safe Automotive, a leading software developer of safety-critical real-time embedded systems, for total consideration of $13 million, which was comprised of Aptiv’s previous investment of $6 million in Krono-Safe, SAS that was previously made in 2019 and $7 million of cash. The results of operations of Krono-Safe Automotive are reported within the Advanced Safety and User Experience segment from the date of acquisition.
The acquisition was accounted for as a business combination, with the total purchase price allocated on a preliminary basis using information available, in the fourth quarter of 2021, which primarily resulted in the recognition of goodwill of $9 million and intangible assets of $4 million. Goodwill recognized in this transaction is primarily attributable to synergies expected to arise after the acquisition and is not deductible for tax purposes.
The purchase price and related allocation are preliminary and could be revised as a result of adjustments made to the purchase price, additional information obtained regarding liabilities assumed, including, but not limited to, contingent liabilities, revisions of provisional estimates of fair values, including, but not limited to, the completion of independent appraisals and valuations related to property, plant and equipment and intangible assets and certain tax attributes.
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
The purchase price and related allocation are preliminary and could be revised as a result of adjustments made to the purchase price, additional information obtained regarding liabilities assumed, including, but not limited to, contingent liabilities, revisions of provisional estimates of fair values, including, but not limited to, the completion of independent appraisals and valuations related to property, plant and equipment and intangible assets and certain tax attributes.

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

Intangible assets include $66 million recognized for the fair value of customer-based assets with estimated useful lives of approximately nine years and $9 million recognized for the fair value of the acquired trade name, which has an estimated useful life of approximately 15 years. The estimated fair value of these assets was based on third-party valuations and management’s estimates, generally utilizing income and market approaches. Goodwill recognized in this transaction is primarily attributable to synergies expected to arise after the acquisition and the assembled workforce of gabocom, and is not deductible for tax purposes.
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
Proposed Acquisition of Wind River Systems, Inc.
In January 2022, Aptiv entered into a definitive agreement to acquire 100% of the equity interests of Wind River, a global leader in delivering software for the intelligent edge, for approximately $4.3 billion, subject to customary post-closing adjustments. The transaction is expected to close in mid-2022, subject to regulatory approvals and customary closing conditions. Upon completion, Wind River will become part of Aptiv’s Advanced Safety and User Experience segment. The Company intends to acquire Wind River utilizing a combination of cash on hand and new indebtedness.
Autonomous Driving Joint Venture
On March 26, 2020, Aptiv completed a transaction with Hyundai to form Motional, a joint venture focused on the design, development and commercialization of autonomous driving technologies. Under the terms of the agreement, Aptiv contributed to Motional autonomous driving technology, intellectual property and approximately 700 employees for a 50% ownership interest in Motional. Hyundai contributed to Motional approximately $1.6 billion in cash, along with vehicle engineering services, research and development resources and access to intellectual property for a 50% ownership interest in Motional. As a result, subsequent to the closing of the transaction, Motional is expected to fund all of its future operating expenses and investments in autonomous driving technologies for the foreseeable future. Consequently, Aptiv is no longer required to fund these investments and expenses, which approximated $180 million for the year ended December 31, 2019 prior to Motional’s formation. Upon closing of the transaction, Aptiv deconsolidated the carrying value of the associated assets and liabilities contributed to Motional, previously classified as held for sale, and recognized an asset of approximately $2 billion within investments in affiliates in the consolidated balance sheet, based on the preliminary fair value of its investment in Motional. The Company recognized a pre-tax gain of approximately $1.4 billion in the consolidated statement of operations (approximately $5.32 per diluted share for the year ended December 31, 2020), net of transaction costs of $22 million, based on the difference between the carrying value of its contribution to Motional and the preliminary fair value of its investment in Motional. The estimated fair value of Aptiv’s ownership interest in Motional was determined primarily based on third-party valuations and management estimates, generally utilizing income and market approaches. Determining the fair value of Motional and the underlying assets required the use of management’s judgment and involved significant estimates and assumptions with respect to the timing and amount of future cash flows, market rate assumptions, projected growth rates and margins, and appropriate discount rates, among other items. The estimated fair value was determined on a preliminary basis using information available in the first quarter of 2020 and was finalized in the first quarter of 2021. The effects of this transaction would not materially impact the Company’s reported results for any period presented, and the transaction did not meet the criteria to be reflected as a discontinued operation.
In connection with the closing of the transaction, Aptiv and Motional entered into various agreements to facilitate an orderly transition and to provide a framework for their relationship going forward, which included a transition services agreement. The transition services primarily involve Aptiv providing certain administrative services to Motional for a period of up to 24 months after the closing date. These agreements are not material to Aptiv.
The Company’s investment in Motional is accounted for using the equity method of accounting and Aptiv recognized an equity loss of $215 million and $98 million, net of tax, during the years ended December 31, 2021 and 2020, respectively. Refer to Note 5. Investments in Affiliates for further information on Aptiv’s equity method investments. The pre-tax loss of Aptiv’s autonomous driving operations that were contributed to the joint venture on March 26, 2020, included within Aptiv’s consolidated operating results, were $41 million and $172 million for the years ended December 31, 2020 and 2019, respectively.

21. SHARE-BASED COMPENSATION
Long Term Incentive Plan
The PLC LTIP allows for the grant of awards of up to 25,665,448 ordinary shares for long-term compensation. The PLC LTIP is designed to align the interests of management and shareholders. The awards can be in the form of shares, options, stock appreciation rights, restricted stock, RSUs, performance awards and other share-based awards to the employees, directors, consultants and advisors of the Company. The Company has awarded annual long-term grants of RSUs under the PLC LTIP in order to align management compensation with Aptiv’s overall business strategy. In addition, the Company has competitive and market-appropriate ownership requirements for its directors and officers. All of the RSUs granted under the PLC LTIP are eligible to receive dividend equivalents for any dividend paid from the grant date through the vesting date. Dividend equivalents are generally paid out in ordinary shares upon vesting of the underlying RSUs.
Board of Director Awards
Aptiv has granted RSUs to the Board of Directors as detailed in the table below:

Grant Date	RSUs granted	Grant Date Fair Value (1)	Vesting Date	Shares Issued Upon Vesting	Fair Value of Shares at Issuance	Shares Withheld to Cover Withholding Taxes
(dollars in millions)
April 2021	17,589	$3	April 2022	N/A	N/A	N/A
April 2020	48,745	3	April 2021	41,896	6	6,849
April 2019	20,765	2	April 2020	23,816	1	2,041
(1)Determined based on the closing price of the Company’s ordinary shares on the date of the grant.
Executive Awards
Aptiv has made annual grants of RSUs to its executives in February of each year beginning in 2012. These awards include a time-based vesting portion and a performance-based vesting portion, as well as continuity awards in certain years. The time-based RSUs, which make up 40% (25% prior to 2021) of the awards for Aptiv’s officers and 50% for Aptiv’s other executives, vest ratably over three years beginning on the first anniversary of the grant date. The performance-based RSUs, which make up 60% (75% prior to 2021) of the awards for Aptiv’s officers and 50% for Aptiv’s other executives, vest at the completion of a three-year performance period if certain targets are met. Each executive will receive between 0% and 200% (0% to 150% for the 2019 and 2020 grants based on the executive performance grant modification in 2020 described below) of his or her target performance-based award based on the Company’s performance against established company-wide performance metrics, which are:

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
The details of the shares issued upon vesting of the executive grants are as follows:

	Time-Based Awards			Performance-Based Awards
Vesting Date	Ordinary Shares Issued Upon Vesting	Grant Date Fair Value	Ordinary Shares Withheld to Cover Withholding Taxes	Ordinary Shares Issued Upon Vesting	Fair Value of Shares at Issuance	Ordinary Shares Withheld to Cover Withholding Taxes
	(dollars in millions)
Q1 2021	449,426	$67	177,825	288,074	$43	121,609
Q1 2020	468,240	37	181,495	580,390	45	243,080
Q1 2019	529,812	44	203,839	493,674	41	199,547
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

A summary of RSU activity, including award grants, vesting and forfeitures is provided below:

	RSUs	Weighted Average Grant Date Fair Value
	(in thousands)
Nonvested, January 1, 2019	1,879	$81.24
Granted	1,363	83.93
Vested	(1,131)	70.78
Forfeited	(289)	83.97
Nonvested, December 31, 2019	1,822	89.32
Granted	934	99.14
Vested	(773)	98.90
Forfeited	(197)	82.93
Nonvested, December 31, 2020	1,786	102.95
Granted	661	161.90
Vested	(829)	98.55
Forfeited	(274)	118.97
Nonvested, December 31, 2021	1,344	131.40
As of December 31, 2021, there were approximately 322,000 Aptiv performance-based RSUs, with a weighted average grant date fair value of $127.22, that were vested but not yet distributed.
Aptiv recognized compensation expense of $87 million ($86 million, net of tax), $60 million ($60 million, net of tax) and $66 million ($65 million net of tax) based on the Company’s best estimate of ultimate performance against the respective targets during the years ended December 31, 2021, 2020 and 2019, respectively. Aptiv will continue to recognize compensation expense, based on the grant date and modification date fair value of the awards applied to the Company’s best estimate of ultimate performance against the respective targets, over the requisite vesting periods of the awards. Based on the grant date fair value of the awards and the Company’s best estimate of ultimate performance against the respective targets as of December 31, 2021, unrecognized compensation expense on a pre-tax basis of approximately $103 million is anticipated to be recognized over a weighted average period of approximately two years. For the years ended December 31, 2021, 2020 and 2019, respectively, approximately $45 million, $33 million and $34 million of cash was paid and reflected as a financing activity in the statements of cash flows related to the tax withholding for vested RSUs.

22. SEGMENT REPORTING
Aptiv operates its core business along the following operating segments, which are grouped on the basis of similar product, market and operating factors:
•Signal and Power Solutions, which includes complete electrical architecture and component products.
•Advanced Safety and User Experience, which includes vehicle technology and systems integration expertise in advanced safety, user experience and connectivity and security solutions, as well as advanced software development and autonomous driving technologies.
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
Included below are sales and operating data for Aptiv’s segments for the years ended December 31, 2021, 2020 and 2019, as well as balance sheet data as of December 31, 2021 and 2020.

	Signal and Power Solutions	Advanced Safety and User Experience	Eliminations and Other (1)	Total
	(in millions)
For the Year Ended December 31, 2021:
Net sales	$11,598	$4,056	$(36)	$15,618
Depreciation and amortization	$595	$178	$—	$773
Adjusted operating income	$1,084	$146	$—	$1,230
Operating income (2)	$1,064	$125	$—	$1,189
Equity income (loss), net of tax	$15	$(215)	$—	$(200)
Net income attributable to noncontrolling interest	$19	$—	$—	$19
Capital expenditures	$434	$124	$53	$611

	Signal and Power Solutions	Advanced Safety and User Experience	Eliminations and Other (1)	Total
	(in millions)
For the Year Ended December 31, 2020:
Net sales	$9,522	$3,573	$(29)	$13,066
Depreciation and amortization	$588	$176	$—	$764
Adjusted operating income	$762	$105	$—	$867
Operating income (3)	$656	$1,462	$—	$2,118
Equity income (loss), net of tax	$15	$(98)	$—	$(83)
Net income attributable to noncontrolling interest	$18	$—	$—	$18
Capital expenditures	$355	$173	$56	$584

	Signal and Power Solutions	Advanced Safety and User Experience	Eliminations and Other (1)	Total
	(in millions)
For the Year Ended December 31, 2019:
Net sales	$10,302	$4,092	$(37)	$14,357
Depreciation and amortization	$538	$179	$—	$717
Adjusted operating income	$1,274	$274	$—	$1,548
Operating income (4)	$1,124	$152	$—	$1,276
Equity income, net of tax	$15	$—	$—	$15
Net income attributable to noncontrolling interest	$19	$—	$—	$19
Capital expenditures	$495	$250	$36	$781
(1)Eliminations and Other includes the elimination of inter-segment transactions. Capital expenditures amounts are attributable to corporate administrative and support functions, including corporate headquarters and certain technical centers.
(2)Includes charges recorded in 2021 related to costs associated with employee termination benefits and other exit costs of $8 million for Signal and Power Solutions and $16 million for Advanced Safety and User Experience.

(3)Includes a pre-tax gain in 2020 of $1.4 billion within Advanced Safety and User Experience for the completion of the Motional autonomous driving joint venture. Also, includes charges recorded in 2020 related to costs associated with employee termination benefits and other exit costs of $90 million for Signal and Power Solutions and $46 million for Advanced Safety and User Experience.
(4)Includes charges recorded in 2019 related to costs associated with employee termination benefits and other exit costs of $104 million for Signal and Power Solutions and $44 million for Advanced Safety and User Experience.

	Signal and Power Solutions	Advanced Safety and User Experience	Eliminations and Other (1)	Total
	(in millions)
Balance as of December 31, 2021:
Investment in affiliates	$110	$1,687	$—	$1,797
Goodwill	$2,475	$36	$—	$2,511
Total segment assets	$13,385	$7,244	$(2,622)	$18,007
Balance as of December 31, 2020:
Investment in affiliates	$109	$1,902	$—	$2,011
Goodwill	$2,553	$27	$—	$2,580
Total segment assets	$13,159	$7,066	$(2,703)	$17,522
(1)Eliminations and Other includes the elimination of inter-segment transactions.
The reconciliation of Adjusted Operating Income to operating income includes, as applicable, restructuring, other acquisition and portfolio project costs (which includes costs incurred to integrate acquired businesses and to plan and execute product portfolio transformation actions, including business and product acquisitions and divestitures), asset impairments, gains (losses) on business divestitures and other transactions and deferred compensation related to acquisitions. The reconciliations of Adjusted Operating Income to net income attributable to Aptiv for the years ended December 31, 2021, 2020 and 2019 are as follows:

	Signal and Power Solutions	Advanced Safety and User Experience	Total
	(in millions)
For the Year Ended December 31, 2021:
Adjusted operating income	$1,084	$146	$1,230
Restructuring	(8)	(16)	(24)
Other acquisition and portfolio project costs	(11)	(4)	(15)
Asset impairments	(1)	(1)	(2)
Operating income	$1,064	$125	1,189
Interest expense			(150)
Other expense, net			(129)
Income before income taxes and equity loss			910
Income tax expense			(101)
Equity loss, net of tax			(200)
Net income			609
Net income attributable to noncontrolling interest			19
Net income attributable to Aptiv			$590

	Signal and Power Solutions	Advanced Safety and User Experience	Total
	(in millions)
For the Year Ended December 31, 2020:
Adjusted operating income	$762	$105	$867
Restructuring	(90)	(46)	(136)
Other acquisition and portfolio project costs	(12)	(11)	(23)
Asset impairments	(4)	(6)	(10)
Deferred compensation related to acquisitions	—	(14)	(14)
Gain on business divestitures and other transactions	—	1,434	1,434
Operating income	$656	$1,462	2,118
Interest expense			(164)
Income before income taxes and equity loss			1,954
Income tax expense			(49)
Equity loss, net of tax			(83)
Net income			1,822
Net income attributable to noncontrolling interest			18
Net income attributable to Aptiv			$1,804

	Signal and Power Solutions	Advanced Safety and User Experience	Total
	(in millions)
For the Year Ended December 31, 2019:
Adjusted operating income	$1,274	$274	$1,548
Restructuring	(104)	(44)	(148)
Other acquisition and portfolio project costs	(44)	(27)	(71)
Asset impairments	(2)	(9)	(11)
Deferred compensation related to acquisitions	—	(42)	(42)
Operating income	$1,124	$152	1,276
Interest expense			(164)
Other income, net			14
Income before income taxes and equity income			1,126
Income tax expense			(132)
Equity income, net of tax			15
Net income			1,009
Net income attributable to noncontrolling interest			19
Net income attributable to Aptiv			$990

Information concerning principal geographic areas is set forth below. Net sales reflects the manufacturing location and is for the years ended December 31, 2021, 2020 and 2019. Long-lived assets is as of December 31, 2021, 2020 and 2019.

	Year Ended December 31, 2021		Year Ended December 31, 2020		Year Ended December 31, 2019
	Net Sales	Long-Lived Assets (1)	Net Sales	Long-Lived Assets (1)	Net Sales	Long-Lived Assets (1)
	(in millions)
United States (2)	$5,196	$1,010	$4,382	$985	$5,308	$1,029
Other North America	136	248	112	253	136	264
Europe, Middle East & Africa (3)	5,179	1,390	4,483	1,440	4,791	1,398
Asia Pacific (4)	4,829	978	3,898	953	3,876	970
South America	278	51	191	50	246	61
Total	$15,618	$3,677	$13,066	$3,681	$14,357	$3,722
(1)Includes property, plant and equipment, net of accumulated depreciation and operating lease right-of-use assets.
(2)Includes net sales and machinery, equipment and tooling that relate to the Company’s maquiladora operations located in Mexico. These assets are utilized to produce products sold to customers located in the U.S.
(3)Includes Aptiv’s country of domicile, Jersey. The Company had no sales or long-lived assets in Jersey in any period. The largest portion of net sales in the Europe, Middle East & Africa region was $1,436 million, $1,248 million and $1,340 million in Germany for the years ended December 31, 2021, 2020 and 2019, respectively.
(4)Net sales and long-lived assets in Asia Pacific are primarily attributable to China.
23. FOURTH QUARTER DATA (UNAUDITED)
The following is a condensed summary of the Company’s unaudited results of operations for the three months ended December 31, 2021 and 2020.

	Three Months Ended December 31,
	2021	2020
	(in millions, except per share amounts)
Net sales	$4,134	$4,212
Cost of sales	3,543	3,433
Gross margin	$591	$779
Operating income (1)	$260	$446
Net income (2)	39	315
Net income attributable to Aptiv	31	299
Net income attributable to ordinary shareholders	15	283
Basic net income per share:
Basic net income per share attributable to ordinary shareholders	$0.06	$1.05
Weighted average number of basic shares outstanding	270.52	270.03
Diluted net income per share:
Diluted net income per share attributable to ordinary shareholders	$0.06	$1.04
Weighted average number of diluted shares outstanding	271.47	270.91
(1)Aptiv recorded incremental compensation expense of $22 million during the three months ended December 31, 2020 as a result of adjustments made to the financial performance targets associated with the Company’s 2018, 2019 and 2020 executive performance grants due to the impacts of the COVID-19 pandemic, as further described in Note 21. Share-Based Compensation.
(2)In the fourth quarter of 2021, Aptiv recognized losses on the extinguishment of debt of $126 million.

24. REVENUE
Refer to Note 2. Significant Accounting Policies for a complete description of the Company’s revenue recognition accounting policy.
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
Disaggregation of Revenue
Revenue generated from Aptiv’s operating segments is disaggregated by primary geographic market in the following tables for the years ended December 31, 2021, 2020 and 2019. Information concerning geographic market reflects the manufacturing location.

For the Year Ended December 31, 2021:	Signal and Power Solutions	Advanced Safety and User Experience	Eliminations and Other	Total

	(in millions)
Geographic Market
North America	$4,135	$1,204	$(7)	$5,332
Europe, Middle East and Africa	3,387	1,802	(10)	5,179
Asia Pacific	3,798	1,050	(19)	4,829
South America	278	—	—	278
Total net sales	$11,598	$4,056	$(36)	$15,618

For the Year Ended December 31, 2020:	Signal and Power Solutions	Advanced Safety and User Experience	Eliminations and Other	Total

	(in millions)
Geographic Market
North America	$3,527	$970	$(3)	$4,494
Europe, Middle East and Africa	2,869	1,625	(11)	4,483
Asia Pacific	2,935	978	(15)	3,898
South America	191	—	—	191
Total net sales	$9,522	$3,573	$(29)	$13,066

For the Year Ended December 31, 2019:	Signal and Power Solutions	Advanced Safety and User Experience	Eliminations and Other	Total

	(in millions)
Geographic Market
North America	$4,187	$1,260	$(3)	$5,444
Europe, Middle East and Africa	3,045	1,758	(12)	4,791
Asia Pacific	2,828	1,070	(22)	3,876
South America	242	4	—	246
Total net sales	$10,302	$4,092	$(37)	$14,357

Contract Balances
Consistent with the recognition of production parts revenue at a point in time as title transfers to the customer, Aptiv has no contract assets or contract liabilities balances as of December 31, 2021 and 2020.
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
Costs to Obtain a Contract
From time to time, Aptiv makes payments to customers in conjunction with ongoing business. These payments to customers are generally recognized as a reduction to revenue at the time of the commitment to make these payments. However, certain other payments to customers, or upfront fees, meet the criteria to be considered a cost to obtain a contract as they are directly attributable to a contract, are incremental and management expects the fees to be recoverable. As of December 31, 2021 and 2020, Aptiv has recorded $92 million (of which $34 million was classified within other current assets and $58 million was classified within other long-term assets) and $116 million (of which $30 million was classified within other current assets and $86 million was classified within other long-term assets), respectively, related to these capitalized upfront fees.
Capitalized upfront fees are amortized to revenue based on the transfer of goods and services to the customer for which the upfront fees relate, which typically range from three to five years. There have been no impairment losses in relation to the costs capitalized. The amount of amortization to net sales was $31 million, $18 million and $11 million for the years ended December 31, 2021, 2020 and 2019, respectively.

25. LEASES
Lease Portfolio
The Company has operating and finance leases for real estate, office equipment, automobiles, forklifts and certain other equipment. The Company's leases have remaining lease terms of one year to 30 years, some of which include options to extend the leases for up to eight years, and some of which include options to terminate the leases within one year. Certain of our lease agreements include rental payments which are adjusted periodically for inflation. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. When available, we use the rate implicit in the lease to discount lease payments to present value; however, most of our leases do not provide a readily determinable implicit rate. Therefore, we must estimate our incremental borrowing rate to discount the lease payments based on information available at lease commencement. The incremental borrowing rate is not a quoted rate and is primarily derived by applying a spread over U.S. Treasury rates with a similar duration to the Company’s lease payments. The spread utilized is based on the Company’s credit rating and the impact of full collateralization.
Related Party Lease Agreement
Aptiv subleases certain office space to Motional, our autonomous driving joint venture, which has a remaining lease term of approximately seven years as of December 31, 2021. Total income under the agreement was $3 million and $3 million during the years ended December 31, 2021 and 2020, respectively. The sublease income and Aptiv’s associated operating lease cost are recorded to cost of sales in the consolidated statement of operations. The Company believes the terms of the lease agreement have not significantly been affected by the fact the Company and the lessee are related parties.

The components of lease expense were as follows:

	Year Ended December 31,
	2021	2020	2019

	(in millions)
Lease cost:
Finance lease cost:
Amortization of right-of-use assets	$4	$5	$4
Interest on lease liabilities	1	1	1
Total finance lease cost	5	6	5
Operating lease cost	119	111	114
Short-term lease cost	13	13	13
Variable lease cost	—	—	1
Sublease income (1)	(4)	(4)	—
Total lease cost	$133	$126	$133
(1)Sublease income excludes rental income from owned properties of $10 million, $10 million and $11 million for the years ended December 31, 2021, 2020 and 2019, respectively, which is included in other income, net.
Supplemental cash flow and other information related to leases was as follows:

	Year Ended December 31,
	2021	2020	2019

	(in millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for finance leases	$1	$1	$1
Operating cash flows for operating leases	122	107	112
Financing cash flows for finance leases	4	4	3
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$74	$35	$86
Finance leases	1	1	5

Supplemental balance sheet information related to leases was as follows:

	December 31,
	2021	2020

	(dollars in millions)
Operating leases:
Operating lease right-of-use assets	$383	$380
Accrued liabilities (Note 8)	$92	$100
Long-term operating lease liabilities	304	300
Total operating lease liabilities	$396	$400

Finance leases:
Property and equipment	$26	$31
Less: accumulated depreciation	(15)	(13)
Total property, net	$11	$18
Short-term debt (Note 11)	$3	$4
Long-term debt (Note 11)	10	14
Total finance lease liabilities	$13	$18

Weighted average remaining lease term:
Operating leases	6 years	6 years
Finance leases	5 years	6 years

Weighted average discount rate:
Operating leases	3.00%	3.25%
Finance leases	3.50%	3.50%
Maturities of lease liabilities were as follows:

	Operating Leases	Finance Leases

	(in millions)
As of December 31, 2021
2022	$103	$3
2023	86	3
2024	62	3
2025	50	2
2026	38	2
Thereafter	92	2
Total lease payments	431	15
Less: imputed interest	(35)	(2)
Total	$396	$13
As of December 31, 2021, the Company has entered into additional operating leases, primarily for real estate, that have not yet commenced of approximately $15 million. These operating leases are anticipated to commence primarily in 2022 with lease terms of approximately 10 years.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Management of the Company, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2021. As defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), disclosure controls and procedures are controls and procedures designed to provide reasonable assurance that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported on a timely basis, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company’s disclosure controls and procedures include components of the Company’s internal control over financial reporting. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2021.
Management’s Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f), for the Company. Under the supervision of the Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021 based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework (2013).” Based on that evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2021.
Ernst & Young LLP has issued an attestation report which is included herein as the Report of Independent Registered Public Accounting Firm under the section headed Financial Statements and Supplementary Data for the year ended December 31, 2021.

Changes in Internal Control Over Financial Reporting
There were no material changes in the Company’s internal control over financial reporting, identified in connection with management’s evaluation of internal control over financial reporting, that occurred during the quarter and year ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information called for by Item 10, as to the audit committee and the audit committee financial expert, is incorporated by reference to the Company’s Definitive Proxy Statement to be filed with the SEC pursuant to Regulation 14A in connection with the Company’s 2022 Annual General Meeting of Shareholders (the “Proxy Statement”) under the headings “Board Practices” and “Board Committees.” The information called for by Item 10, as to executive officers, is set forth under Executive Officers of the Registrant in the Supplementary Item in Part I of this Annual Report on Form 10-K. The information called for by Item 10, as to directors, is incorporated by reference to the Company’s Proxy Statement under the headings “Election of Directors” and “Board Practices.”
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
Information as of December 31, 2021 about the Company’s ordinary shares that may be issued under all of its equity compensation plans is set forth in Part II Item 5 of this Annual Report on Form 10-K.

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
(1) Financial Statements:
(2) Financial Statement Schedule:
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

		Additions
	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Other Activity	Balance at End of Period
	(in millions)
December 31, 2021:
Allowance for doubtful accounts	$40	$22	$(24)	$(1)	$37
Tax valuation allowance (a)	$832	$25	$(78)	$(13)	$766
December 31, 2020:
Allowance for doubtful accounts	$37	$39	$(39)	$3	$40
Tax valuation allowance (a)	$1,075	$84	$(333)	$6	$832
December 31, 2019:
Allowance for doubtful accounts	$38	$9	$(10)	$—	$37
Tax valuation allowance (a)	$1,178	$35	$(137)	$(1)	$1,075
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
3.2
Statement Of Rights of the 5.50% Series A Mandatory Convertible Preferred Shares Of Aptiv PLC, effective June 12, 2020 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of the Company filed with the SEC on June 12, 2020)

4.1
Senior Notes Indenture, dated as of March 10, 2015, among Aptiv PLC, Wilmington Trust, National Association, as Trustee and Deutsche Bank Trust Company Americas, as Registrar, Paying Agent and Authenticating Agent (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of the Company filed with the SEC on March 10, 2015)

4.2
First Supplemental Indenture, dated as of March 10, 2015, among Aptiv PLC, the guarantors named therein, Wilmington Trust, National Association, as Trustee and Deutsche Bank Trust Company Americas, as Registrar, Paying Agent and Authenticating Agent (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K of the Company filed with the SEC on March 10, 2015)

4.3
Second Supplemental Indenture, dated as of November 19, 2015, among Aptiv PLC, the guarantors named therein, Wilmington Trust, National Association, as Trustee and Deutsche Bank Trust Company Americas, as Registrar, Paying Agent and Authenticating Agent (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K of the Company filed with the SEC on November 19, 2015)

4.4
Third Supplemental Indenture, dated as of September 15, 2016, among Aptiv PLC, the guarantors named therein, Wilmington Trust, National Association, as Trustee and Deutsche Bank Trust Company Americas, as Registrar, Paying Agent and Authenticating Agent (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K of the Company filed with the SEC on September 15, 2016)

4.5
Fourth Supplemental Indenture, dated as of September 20, 2016, among Aptiv PLC, the guarantors named therein, Wilmington Trust, National Association, as Trustee and Deutsche Bank Trust Company Americas, as Registrar, Paying Agent and Authenticating Agent (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K of the Company filed with the SEC on September 20, 2016)

4.6
Fifth Supplemental Indenture, dated as of March 14, 2019, among Aptiv PLC, the guarantors named therein, Wilmington Trust, National Association, as Trustee, and Deutsche Bank Trust Company Americas, as Registrar, Paying Agent and Authenticating Agent (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K of the Company filed with the SEC on March 14, 2019)

4.7
Sixth Supplemental Indenture, dated as of November 23, 2021, among Aptiv PLC, the guarantors named therein, Wilmington Trust, National Association, as Trustee, and Deutsche Bank Trust Company Americas, as Registrar, Paying Agent and Authenticating Agent (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K of the Company filed with the SEC on November 23, 2021)

4.8
Seventh Supplemental Indenture, dated as of December 27, 2021, among Aptiv PLC, Aptiv Global Financing Limited, the guarantors named therein, Wilmington Trust, National Association, as Trustee, and Deutsche Bank Trust Company Americas, as Registrar, Paying Agent and Authenticating Agent*

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

10.2	Aptiv PLC Executive Severance Plan, effective February 1, 2017(7)+
10.3	Aptiv PLC Executive Change in Control Severance Plan, effective February 1, 2017(7)+
10.4	Aptiv Corporation Supplemental Executive Retirement Program(1)+
10.5	Aptiv Corporation Salaried Retirement Equalization Savings Program(1)+
10.6	Offer letter for Kevin P. Clark, dated June 10, 2010(1)+
10.7	Offer letter for Joseph R. Massaro, dated September 13, 2013(6)+
10.8	Form of Non-Employee Director RSU Award Agreement pursuant to Aptiv PLC Long Term Incentive Plan, as amended(2)+
10.9	Letter Agreement, dated October 29, 2012, between the Company and Kevin P. Clark(3)+
10.10	Aptiv PLC Long-Term Incentive Plan, as amended and restated (incorporated by reference to the Company's Proxy Statement dated March 9, 2015)+
10.11	Form of Officer Performance-Based RSU Award pursuant to the Aptiv PLC Long-Term Incentive Plan, as amended and restated, effective 2016(5)+
10.12	Form of Officer Time-Based RSU Award pursuant to the Aptiv PLC Long-Term Incentive Plan, as amended and restated(4)+
10.13	Form of Allocation Letter for Executives, effective 2019(8)+
10.14	Aptiv PLC Annual Incentive Plan (as Amended and Restated Effective January 1, 2021)(10)+
10.15	Offer letter for Mariya Trickett, dated June 20, 2018 (9)+
21.1	Subsidiaries of the Registrant*

Exhibit Number	Description
22	List of Guarantor Subsidiaries*
23.1	Consent of Ernst & Young LLP*
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer*
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	Inline XBRL Instance Document# - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document#
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document#
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document#
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document#
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document#
104	Cover Page Interactive Data File# - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
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
(8) Filed with Form 10-Q for the period ended March 31, 2019 on May 2, 2019 and incorporated herein by reference.
(9) Filed with Form 10-Q for the period ended March 31, 2020 on May 5, 2020 and incorporated herein by reference.
(10) Filed with Form 10-Q for the period ended June 30, 2021 on August 5, 2021 and incorporated herein by reference.
# Filed electronically with the Report.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APTIV PLC

/s/ Joseph R. Massaro
By: Joseph R. Massaro
Chief Financial Officer and Senior Vice President, Business Operations
Dated: February 7, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below as of February 7, 2022, by the following persons on behalf of the registrant and in the capacities indicated:

Signature	Title

/s/ Kevin P. Clark	President, Chief Executive Officer and Director (Principal Executive Officer)
Kevin P. Clark

/s/ Joseph R. Massaro	Chief Financial Officer and Senior Vice President, Business Operations (Principal Financial Officer)
Joseph R. Massaro

/s/ Allan J. Brazier	Vice President and Chief Accounting Officer (Principal Accounting Officer)
Allan J. Brazier

/s/ Rajiv L. Gupta	Chairman of the Board of Directors
Rajiv L. Gupta

/s/ Richard L. Clemmer	Director
Richard L. Clemmer

/s/ Nancy E. Cooper	Director
Nancy E. Cooper

/s/ Nicholas M. Donofrio	Director
Nicholas M. Donofrio

/s/ Joseph L. Hooley	Director
Joseph L. Hooley

/s/ Merit E. Janow	Director
Merit E. Janow

/s/ Sean O. Mahoney	Director
Sean O. Mahoney

/s/ Paul M. Meister	Director
Paul M. Meister

/s/ Robert K. Ortberg	Director
Robert K. Ortberg

/s/ Colin J. Parris	Director
Colin J. Parris

/s/ Ana G. Pinczuk	Director
Ana G. Pinczuk