Form 10-Q
period 2022-03-31
Aptiv PLC
filed 2022-05-05
CIK 1521332

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
For the quarterly period ended March 31, 2022
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
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Ordinary Shares, $0.01 par value per share	APTV	New York Stock Exchange
5.50% Mandatory Convertible Preferred Shares, Series A, $0.01 par value per share	APTV PRA	New York Stock Exchange
2.396% Senior Notes due 2025	APTV	New York Stock Exchange
1.500% Senior Notes due 2025	APTV	New York Stock Exchange
1.600% Senior Notes due 2028	APTV	New York Stock Exchange
4.350% Senior Notes due 2029	APTV	New York Stock Exchange
3.250% Senior Notes due 2032	APTV	New York Stock Exchange
4.400% Senior Notes due 2046	APTV	New York Stock Exchange
5.400% Senior Notes due 2049	APTV	New York Stock Exchange
3.100% Senior Notes due 2051	APTV	New York Stock Exchange
4.150% Senior Notes due 2052	APTV	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of the registrant’s ordinary shares outstanding, $0.01 par value per share as of April 29, 2022, was 270,930,925.

APTIV PLC

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
APTIV PLC
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended March 31,
	2022	2021

	(in millions, except per share amounts)
Net sales	$4,178	$4,023
Operating expenses:
Cost of sales	3,589	3,296
Selling, general and administrative	274	255
Amortization	37	37
Restructuring (Note 7)	22	6
Total operating expenses	3,922	3,594
Operating income	256	429
Interest expense	(43)	(40)
Other (expense) income, net (Note 16)	(39)	1
Income before income taxes and equity loss	174	390
Income tax expense	(21)	(48)
Income before equity loss	153	342
Equity loss, net of tax	(63)	(42)
Net income	90	300
Net income attributable to noncontrolling interest	1	5
Net income attributable to Aptiv	89	295
Mandatory convertible preferred share dividends (Note 12)	(16)	(16)
Net income attributable to ordinary shareholders	$73	$279

Basic net income per share:
Basic net income per share attributable to ordinary shareholders	$0.27	$1.03
Weighted average number of basic shares outstanding	270.79	270.31

Diluted net income per share (Note 12):
Diluted net income per share attributable to ordinary shareholders	$0.27	$1.03
Weighted average number of diluted shares outstanding	271.16	271.14
See notes to consolidated financial statements.

APTIV PLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended March 31,
	2022	2021

	(in millions)
Net income	$90	$300
Other comprehensive income (loss):
Currency translation adjustments	(35)	(92)
Net change in unrecognized gain (loss) on derivative instruments, net of tax (Note 14)	37	(7)
Employee benefit plans adjustment, net of tax	2	7
Other comprehensive income (loss)	4	(92)
Comprehensive income	94	208
Comprehensive (loss) income attributable to noncontrolling interests	(2)	4
Comprehensive income attributable to Aptiv	$96	$204
See notes to consolidated financial statements.

APTIV PLC
CONSOLIDATED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(Unaudited)

	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$4,877	$3,139
Accounts receivable, net of allowance for doubtful accounts of $38 million and $37 million, respectively (Note 2)	3,054	2,784
Inventories (Note 3)	2,312	2,014
Other current assets (Note 4)	531	499
Total current assets	10,774	8,436
Long-term assets:
Property, net	3,288	3,294
Operating lease right-of-use assets	384	383
Investments in affiliates (Note 21)	1,949	1,797
Intangible assets, net (Note 2)	924	964
Goodwill (Note 2)	2,479	2,511
Other long-term assets (Note 4)	606	622
Total long-term assets	9,630	9,571
Total assets	$20,404	$18,007
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt (Note 8)	$35	$8
Accounts payable	2,910	2,953
Accrued liabilities (Note 5)	1,201	1,246
Total current liabilities	4,146	4,207
Long-term liabilities:
Long-term debt (Note 8)	6,503	4,059
Pension benefit obligations	437	440
Long-term operating lease liabilities	303	304
Other long-term liabilities (Note 5)	415	436
Total long-term liabilities	7,658	5,239
Total liabilities	11,804	9,446
Commitments and contingencies (Note 10)
Shareholders’ equity:
Preferred shares, $0.01 par value per share, 50,000,000 shares authorized; 11,500,000 shares of 5.50% Mandatory Convertible Preferred Shares, Series A, issued and outstanding as of March 31, 2022 and December 31, 2021	—	—
Ordinary shares, $0.01 par value per share, 1,200,000,000 shares authorized, 270,915,292 and 270,514,140 issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	3	3
Additional paid-in-capital	3,908	3,939
Retained earnings	5,150	5,077
Accumulated other comprehensive loss (Note 13)	(665)	(672)
Total Aptiv shareholders’ equity	8,396	8,347
Noncontrolling interest	204	214
Total shareholders’ equity	8,600	8,561
Total liabilities and shareholders’ equity	$20,404	$18,007
See notes to consolidated financial statements.

APTIV PLC
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
	2022	2021

	(in millions)
Cash flows from operating activities:
Net income	$90	$300
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	154	156
Amortization	37	37
Amortization of deferred debt issuance costs	2	3
Restructuring expense, net of cash paid	7	(25)
Deferred income taxes	(1)	3
Pension and other postretirement benefit expenses	8	10
Loss from equity method investments, net of dividends received	63	42
Share-based compensation	5	29
Changes in operating assets and liabilities:
Accounts receivable, net	(270)	14
Inventories	(298)	(228)
Other assets	35	(60)
Accounts payable	1	101
Accrued and other long-term liabilities	(64)	(120)
Other, net	33	(4)
Pension contributions	(4)	(6)
Net cash (used in) provided by operating activities	(202)	252
Cash flows from investing activities:
Capital expenditures	(247)	(134)
Proceeds from sale of property	2	1
Cost of business acquisitions and other transactions, net of cash acquired	(220)	—
Proceeds from sale of technology investments	2	—
Cost of technology investments	(1)	—
Settlement of derivatives	(1)	(1)
Net cash used in investing activities	(465)	(134)
Cash flows from financing activities:
Net repayments under other short-term debt agreements	(1)	(8)
Net repayments under other long-term debt agreements	—	(8)
Proceeds from issuance of senior notes, net of issuance costs	2,472	—
Dividend payments of consolidated affiliates to minority shareholders	(8)	—
Distribution of mandatory convertible preferred share cash dividends	(16)	(16)
Taxes withheld and paid on employees’ restricted share awards	(36)	(45)
Net cash provided by (used in) financing activities	2,411	(77)
Effect of exchange rate fluctuations on cash, cash equivalents and restricted cash	(6)	(12)
Increase in cash, cash equivalents and restricted cash	1,738	29
Cash, cash equivalents and restricted cash at beginning of the period	3,139	2,853
Cash, cash equivalents and restricted cash at end of the period	$4,877	$2,882
See notes to consolidated financial statements.

APTIV PLC
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)

	Three Months Ended March 31,

	Ordinary Shares		Preferred Shares

	Number of shares	Amount of shares	Number of shares	Amount of shares	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Aptiv Shareholders’ Equity	Noncontrolling Interest	Total Shareholders’ Equity

2022	(in millions)
Balance at January 1, 2022	271	$3	12	$—	$3,939	$5,077	$(672)	$8,347	$214	$8,561
Net income	—	—	—	—	—	89	—	89	1	90
Other comprehensive income (loss)	—	—	—	—	—	—	7	7	(3)	4
Dividend payments of consolidated affiliates to minority shareholders	—	—	—	—	—	—	—	—	(8)	(8)
Mandatory convertible preferred share cumulative dividends	—	—	—	—	—	(16)	—	(16)	—	(16)
Taxes withheld on employees’ restricted share award vestings	—	—	—	—	(36)	—	—	(36)	—	(36)
Share-based compensation	—	—	—	—	5	—	—	5	—	5
Balance at March 31, 2022	271	$3	12	$—	$3,908	$5,150	$(665)	$8,396	$204	$8,600

2021
Balance at January 1, 2021	270	$3	12	$—	$3,897	$4,550	$(545)	$7,905	$195	$8,100
Net income	—	—	—	—	—	295	—	295	5	300
Other comprehensive loss	—	—	—	—	—	—	(91)	(91)	(1)	(92)
Mandatory convertible preferred share cumulative dividends	—	—	—	—	—	(16)	—	(16)	—	(16)
Taxes withheld on employees’ restricted share award vestings	—	—	—	—	(45)	—	—	(45)	—	(45)
Share-based compensation	—	—	—	—	29	—	—	29	—	29
Balance at March 31, 2021	270	$3	12	$—	$3,881	$4,829	$(636)	$8,077	$199	$8,276
See notes to consolidated financial statements.

APTIV PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
1. GENERAL
General and basis of presentation—“Aptiv,” the “Company,” “we,” “us” and “our” refer to Aptiv PLC (formerly known as Delphi Automotive PLC), a public limited company formed under the laws of Jersey on May 19, 2011, which completed an initial public offering on November 22, 2011, and its consolidated subsidiaries. On December 4, 2017, following the spin-off of Delphi Technologies PLC, the Company changed its name to Aptiv PLC and New York Stock Exchange (“NYSE”) symbol to “APTV.”
The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and all adjustments, consisting of only normal recurring items, which are necessary for a fair presentation, have been included. The consolidated financial statements and notes thereto included in this report should be read in conjunction with Aptiv’s 2021 Annual Report on Form 10-K.
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
Aptiv’s equity investments without readily determinable fair value totaled $25 million and $30 million as of March 31, 2022 and December 31, 2021, respectively, and are classified within other long-term assets in the consolidated balance sheets. Aptiv’s investments in publicly traded equity securities totaled $38 million and $66 million as of March 31, 2022 and December 31, 2021, respectively, and are classified within other long-term assets in the consolidated balance sheets. Refer to Note 21. Investments in Affiliates for further information regarding Aptiv’s equity investments.
Use of estimates—Preparation of consolidated financial statements in conformity with U.S. GAAP requires the use of estimates and assumptions that affect amounts reported therein. Generally, matters subject to estimation and judgment include amounts related to accounts receivable realization, inventory obsolescence, asset impairments, useful lives of intangible and fixed assets, deferred tax asset valuation allowances, income taxes, pension benefit plan assumptions, accruals related to litigation, warranty costs, environmental remediation costs, contingent consideration arrangements, worker’s compensation accruals and healthcare accruals. Due to the inherent uncertainty involved in making estimates, including the duration and severity of the impacts of the COVID-19 pandemic, the ongoing global supply chain disruptions and the conflict between Ukraine and Russia, actual results reported in future periods may be based upon amounts that differ from those estimates.
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
Aptiv collects and remits taxes assessed by different governmental authorities that are both imposed on and concurrent with a revenue-producing transaction between the Company and the Company’s customers. These taxes may include, but are not limited to, sales, use, value-added, and some excise taxes. Aptiv reports the collection of these taxes on a net basis (excluded from revenues). Shipping and handling fees billed to customers are included in net sales, while costs of shipping and handling are included in cost of sales. Refer to Note 20. Revenue for further information.
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
Aptiv primarily utilizes historical loss and recovery data, combined with information on current economic conditions and reasonable and supportable forecasts to develop the estimate of the allowance for doubtful accounts in accordance with ASC Topic 326, Financial Instruments – Credit Losses. As of March 31, 2022 and December 31, 2021, the Company reported $3,054 million and $2,784 million, respectively, of accounts receivable, net of allowances, which includes the allowance for doubtful accounts of $38 million and $37 million, respectively. Changes in the allowance for doubtful accounts were not material for the three months ended March 31, 2022.
Inventories—As of March 31, 2022 and December 31, 2021, inventories are stated at the lower of cost, determined on a first-in, first-out basis, or net realizable value, including direct material costs and direct and indirect manufacturing costs. Refer to Note 3. Inventories for additional information. Obsolete inventory is identified based on analysis of inventory for known obsolescence issues, and, generally, the market value of inventory on hand in excess of one year’s supply is fully-reserved.
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
Intangible assets—Intangible assets were $924 million and $964 million as of March 31, 2022 and December 31, 2021, respectively. Aptiv amortizes definite-lived intangible assets over their estimated useful lives. Aptiv has definite-lived intangible assets related to patents and developed technology, customer relationships and trade names. Indefinite-lived in-process research and development intangible assets are not amortized, but are tested for impairment annually, or more frequently when indicators of potential impairment exist, until the completion or abandonment of the associated research and development efforts. Upon completion of the projects, the assets will be amortized over the expected economic life of the asset, which will be determined on that date. Should the project be determined to be abandoned, and if the asset developed has no alternative use, the full value of the asset will be charged to expense. The Company also has intangible assets related to acquired trade names that are classified as indefinite-lived when there are no foreseeable limits on the periods of time over which they are expected to contribute cash flows. These indefinite-lived trade name assets are tested for impairment annually, or more frequently when indicators of potential impairment exist. Costs to renew or extend the term of acquired intangible assets are recognized as expense as incurred. Amortization expense was $37 million and $37 million for the three months ended March 31, 2022 and 2021, respectively, which includes the impact of any intangible asset impairment charges recorded during the period.
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
The impairment test involves first qualitatively assessing goodwill for impairment. If the qualitative assessment is not met the Company then performs a quantitative assessment by comparing the estimated fair value of each reporting unit to its carrying value, including goodwill. Fair value reflects the price a market participant would be willing to pay in a potential sale of the reporting unit. If the estimated fair value exceeds carrying value, then we conclude that no goodwill impairment has occurred. If the carrying value of the reporting unit exceeds its estimated fair value, the Company recognizes an impairment loss in an amount equal to the excess, not to exceed the amount of goodwill allocated to the reporting unit. The Company qualitatively concluded there were no goodwill impairments during the three months ended March 31, 2022 and 2021. Goodwill was $2,479 million and $2,511 million as of March 31, 2022 and December 31, 2021, respectively.
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

Customer concentrations—As reflected in the table below, net sales to Stellantis N.V. (“Stellantis”), General Motors Company (“GM”) and Volkswagen Group (“VW”), Aptiv’s three largest customers, totaled approximately 26% and 29% of our total net sales for the three months ended March 31, 2022 and 2021, respectively.

	Percentage of Total Net Sales		Accounts Receivable
	Three Months Ended March 31,		March 31, 2022	December 31, 2021
	2022	2021

			(in millions)
Stellantis (1)	10%	12%	$349	$317
GM	9%	9%	259	208
VW	7%	8%	155	163
(1)On January 16, 2021, Fiat Chrysler Automobiles N.V. (“FCA”) and Peugeot Citroën (“PSA”) merged to form a new, combined company (“Stellantis”). Net sales to FCA and PSA before the date of the merger are included in net sales to Stellantis in the table above for the three months ended March 31, 2021.
Recently adopted accounting pronouncements—Aptiv adopted Accounting Standards Update (“ASU”) 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance in the first quarter of 2022. This guidance is intended to improve the transparency of government assistance received by most business entities by requiring disclosure of: (1) the types of government assistance received; (2) the accounting for such assistance; and (3) the effect of the assistance on the registrant’s financial statements. As the guidance is only applicable to annual disclosures, the Company is still evaluating the effects that the adoption of ASU 2021-10 will have on the Company’s consolidated financial statements.
In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contracts and Contract Liabilities from Contracts with Customers. This guidance requires that an acquirer recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”). At the acquisition date, an acquirer should account for the related revenue contracts in accordance with ASC 606 as if it had originated the contracts. As permitted, the Company elected to early adopt this guidance effective January 1, 2022. As this standard is to be applied prospectively to business combinations, the impact to the Company’s consolidated financial statements will depend on various factors associated with individual business combinations that occur in future periods.

3. INVENTORIES
Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or net realizable value, including direct material costs and direct and indirect manufacturing costs. A summary of inventories is shown below:

	March 31, 2022	December 31, 2021

	(in millions)
Productive material	$1,574	$1,311
Work-in-process	159	172
Finished goods	579	531
Total	$2,312	$2,014

4. ASSETS
Other current assets consisted of the following:

	March 31, 2022	December 31, 2021

	(in millions)
Value added tax receivable	$187	$178
Prepaid insurance and other expenses	79	63
Reimbursable engineering costs	107	110
Notes receivable	7	16
Income and other taxes receivable	65	54
Deposits to vendors	9	6
Derivative financial instruments (Note 14)	47	38
Capitalized upfront fees (Note 20)	30	34
Total	$531	$499
Other long-term assets consisted of the following:

	March 31, 2022	December 31, 2021

	(in millions)
Deferred income taxes, net	$159	$159
Unamortized Revolving Credit Facility debt issuance costs	10	11
Income and other taxes receivable	30	28
Reimbursable engineering costs	181	176
Value added tax receivable	19	20
Equity investments (Note 21)	63	96
Derivative financial instruments (Note 14)	16	3
Capitalized upfront fees (Note 20)	55	58
Other	73	71
Total	$606	$622

5. LIABILITIES
Accrued liabilities consisted of the following:

	March 31, 2022	December 31, 2021

	(in millions)
Payroll-related obligations	$290	$286
Employee benefits, including current pension obligations	53	83
Income and other taxes payable	124	157
Warranty obligations (Note 6)	40	41
Restructuring (Note 7)	51	42
Customer deposits	71	83
Derivative financial instruments (Note 14)	4	13
Accrued interest	40	30
MCPS dividends payable	3	3
Operating lease liabilities	96	92
Other	429	416
Total	$1,201	$1,246

Other long-term liabilities consisted of the following:

	March 31, 2022	December 31, 2021

	(in millions)
Environmental (Note 10)	$4	$4
Extended disability benefits	6	5
Warranty obligations (Note 6)	8	8
Restructuring (Note 7)	19	21
Payroll-related obligations	10	11
Accrued income taxes	152	153
Deferred income taxes, net	152	153
Derivative financial instruments (Note 14)	5	7
Other	59	74
Total	$415	$436

6. WARRANTY OBLIGATIONS
Expected warranty costs for products sold are recognized principally at the time of sale of the product based on an estimate of the amount that eventually will be required to settle such obligations. These accruals are based on factors such as past experience, production changes, industry developments and various other considerations. The estimated costs related to product recalls based on a formal campaign soliciting return of that product are accrued at the time an obligation becomes probable and can be reasonably estimated. These estimates are adjusted from time to time based on facts and circumstances that impact the status of existing claims. Aptiv has recognized its best estimate for its total aggregate warranty reserves, including product recall costs, across all of its operating segments as of March 31, 2022. The Company estimates the reasonably possible amount to ultimately resolve all matters in excess of the recorded reserves as of March 31, 2022 to be zero to $10 million.
The table below summarizes the activity in the product warranty liability for the three months ended March 31, 2022:

Warranty Obligations

(in millions)
Accrual balance at beginning of period	$49
Provision for estimated warranties incurred during the period	9
Changes in estimate for pre-existing warranties	2
Settlements made during the period (in cash or in kind)	(11)
Foreign currency translation and other	(1)
Accrual balance at end of period	$48

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
As part of Aptiv’s continued efforts to optimize its cost structure, it has undertaken several restructuring programs which include workforce reductions as well as plant closures. These programs are primarily focused on reducing global overhead costs and on the continued rotation of our manufacturing footprint to best cost locations in Europe. The Company recorded employee-related and other restructuring charges related to these programs totaling approximately $22 million during the three months ended March 31, 2022. None of the Company's individual restructuring programs initiated during the three months ended March 31, 2022 were material and there have been no changes in previously initiated programs that have resulted (or are expected to result) in a material change to our restructuring costs. The Company expects to incur additional restructuring costs of approximately $25 million (of which approximately $15 million relates to the Advanced Safety and User Experience segment and approximately $10 million relates to the Signal and Power Solutions segment) for programs approved as of March 31, 2022, which are primarily expected to be incurred within the next twelve months.

During the three months ended March 31, 2021, Aptiv recorded employee-related and other restructuring charges totaling approximately $6 million.
Restructuring charges for employee separation and termination benefits are paid either over the severance period or in a lump sum in accordance with either statutory requirements or individual agreements. Aptiv incurred cash expenditures related to its restructuring programs of approximately $15 million and $31 million in the three months ended March 31, 2022 and 2021, respectively.
The following table summarizes the restructuring charges recorded for the three months ended March 31, 2022 and 2021 by operating segment:

	Three Months Ended March 31,
	2022	2021

	(in millions)
Signal and Power Solutions	$9	$(2)
Advanced Safety and User Experience	13	8
Total	$22	$6
The table below summarizes the activity in the restructuring liability for the three months ended March 31, 2022:

	Employee Termination Benefits Liability	Other Exit Costs Liability	Total

	(in millions)
Accrual balance at January 1, 2022	$63	$—	$63
Provision for estimated expenses incurred during the period	22	—	22
Payments made during the period	(15)	—	(15)
Foreign currency and other	—	—	—
Accrual balance at March 31, 2022	$70	$—	$70

8. DEBT
The following is a summary of debt outstanding, net of unamortized issuance costs and discounts, as of March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021

	(in millions)
2.396%, senior notes, due 2025 (net of $4 and $0 unamortized issuance costs, respectively)	$696	$—
1.50%, Euro-denominated senior notes, due 2025 (net of $1 and $2 unamortized issuance costs and $1 and $1 discount, respectively)	774	790
1.60%, Euro-denominated senior notes, due 2028 (net of $2 and $3 unamortized issuance costs, respectively)	552	563
4.35%, senior notes, due 2029 (net of $2 and $2 unamortized issuance costs, respectively)	298	298
3.25%, senior notes, due 2032 (net of $7 and $0 unamortized issuance costs and $3 and $0 discount, respectively)	790	—
4.40%, senior notes, due 2046 (net of $3 and $3 unamortized issuance costs and $1 and $1 discount, respectively)	296	296
5.40%, senior notes, due 2049 (net of $4 and $4 unamortized issuance costs and $1 and $1 discount, respectively)	345	345
3.10%, senior notes, due 2051 (net of $17 and $17 unamortized issuance costs and $32 and $33 discount, respectively)	1,451	1,450
4.15%, senior notes, 2052 (net of $11 and $0 unamortized issuance costs and $2 and $0 discount, respectively)	987	—
Tranche A Term Loan, due 2026 (net of $2 and $2 unamortized issuance costs, respectively)	311	311
Finance leases and other	38	14
Total debt	6,538	4,067
Less: current portion	(35)	(8)
Long-term debt	$6,503	$4,059
Credit Agreement
Aptiv PLC and its wholly-owned subsidiary Aptiv Corporation entered into a credit agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent (the “Administrative Agent”), under which it maintains senior unsecured credit facilities currently consisting of a term loan (the “Tranche A Term Loan”) and a revolving credit facility of $2 billion (the “Revolving Credit Facility”). Subsequently, Aptiv Global Financing Limited (“AGFL”), a wholly-owned subsidiary of Aptiv PLC, executed a joinder agreement to the Credit Agreement, which allows it to act as a borrower under the Credit Agreement, and a guaranty supplement, under which AGFL guarantees the obligations under the Credit Agreement, subject to certain exceptions.
The Credit Agreement was entered into in March 2011 and has been subsequently amended and restated on several occasions, most recently on June 24, 2021. The June 2021 amendment, among other things, (1) refinanced and replaced the existing term loan A and revolver with a new term loan A that matures in five years, and a new five-year revolving credit facility with aggregate commitments of $2 billion, (2) utilized the Company’s existing sustainability-linked metrics and commitments, that, if achieved, would change the facility fee and interest rate margins as described below, and (3) established the leverage ratio maintenance covenant that requires the Company to maintain total net leverage (as calculated in accordance with the Credit Agreement) of less than 3.5 to 1.0 (or 4.0 to 1.0 for four full fiscal quarters following completion of material acquisitions, as defined in the Credit Agreement) and allowed for dividends and other payments on equity.
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
As of March 31, 2022, Aptiv had no amounts outstanding under the Revolving Credit Facility and less than $1 million in letters of credit were issued under the Credit Agreement. Letters of credit issued under the Credit Agreement reduce availability under the Revolving Credit Facility.

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

	March 31, 2022		December 31, 2021
	LIBOR plus	ABR plus	LIBOR plus	ABR plus
Revolving Credit Facility	1.10%	0.10%	1.10%	0.10%
Tranche A Term Loan	1.125%	0.125%	1.125%	0.125%
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
The interest rate period with respect to LIBOR interest rate options can be set at one-, three-, or six-months as selected by Aptiv in accordance with the terms of the Credit Agreement (or other period as may be agreed by the applicable lenders). Aptiv may elect to change the selected interest rate option in accordance with the provisions of the Credit Agreement. As of March 31, 2022, Aptiv selected the one-month LIBOR interest rate option on the Tranche A Term Loan, and the rate effective as of March 31, 2022, as detailed in the table below, was based on the Company’s current credit rating and the Applicable Rate for the Credit Agreement:

		Borrowings as of
		March 31, 2022	Rates effective as of
	Applicable Rate	(in millions)	March 31, 2022
Tranche A Term Loan	LIBOR plus 1.125%	$313	1.625%
Borrowings under the Credit Agreement are prepayable at Aptiv’s option without premium or penalty.
The Credit Agreement contains certain covenants that limit, among other things, the Company’s (and the Company’s subsidiaries’) ability to incur certain additional indebtedness or liens or to dispose of substantially all of its assets. In addition, under the June 2021 amendment, the Credit Agreement requires that the Company maintain a consolidated leverage ratio (the ratio of Consolidated Total Indebtedness to Consolidated EBITDA, each as defined in the Credit Agreement) of not more than 3.5 to 1.0 (or 4.0 to 1.0 for four full fiscal quarters following completion of material acquisitions, as defined in the Credit Agreement). The Credit Agreement also contains events of default customary for financings of this type. The Company was in compliance with the Credit Agreement covenants as of March 31, 2022.
As of March 31, 2022, all obligations under the Credit Agreement were borrowed by Aptiv Corporation and jointly and severally guaranteed by AGFL and Aptiv PLC, subject to certain exceptions set forth in the Credit Agreement.
Senior Unsecured Notes
On March 10, 2015, Aptiv PLC issued €700 million in aggregate principal amount of 1.50% Euro-denominated senior unsecured notes due 2025 (the “2015 Euro-denominated Senior Notes”) in a transaction registered under the Securities Act of 1933, as amended (the “Securities Act”). The 2015 Euro-denominated Senior Notes were priced at 99.54% of par, resulting in a yield to maturity of 1.55%. The proceeds were primarily utilized to redeem $500 million of 6.125% senior unsecured notes due 2021, and to fund growth initiatives, such as acquisitions, and share repurchases. Aptiv incurred approximately $5 million of issuance costs in connection with the 2015 Euro-denominated Senior Notes. Interest is payable annually on March 10. The Company has designated the 2015 Euro-denominated Senior Notes as a net investment hedge of the foreign currency exposure of its investments in certain Euro-denominated wholly-owned subsidiaries. Refer to Note 14. Derivatives and Hedging Activities for further information.
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
On November 23, 2021, Aptiv PLC issued $1.5 billion in aggregate principal amount of 3.10% senior unsecured notes due 2051 (the “2021 Senior Notes”) in a transaction registered under the Securities Act. The 2021 Senior Notes were priced at 97.814% of par, resulting in a yield to maturity of 3.214%. Aptiv incurred approximately $17 million of issuance costs in connection with the 2021 Senior Notes. Interest on the 2021 Senior Notes is payable semi-annually on June 1 and December 1 of each year (commencing on June 1, 2022) to holders of record at the close of business on May 15 or November 15 immediately preceding the interest payment date. On December 27, 2021, Aptiv PLC entered into a supplemental indenture to add AGFL as a joint and several co-issuer of the 2021 Senior Notes effective as of the date of issuance. The proceeds from the 2021 Senior Notes were primarily utilized to redeem $700 million of 4.15% senior unsecured notes due 2024 and $650 million of 4.25% senior unsecured notes due 2026.
On February 18, 2022, Aptiv PLC and Aptiv Corporation (together, the “Issuers”) issued $2.5 billion in aggregate principal amount of senior unsecured notes in a transaction registered under the Securities Act, comprised of $700 million of 2.396% senior unsecured notes due 2025 (the “2.396% Senior Notes”), $800 million of 3.25% senior unsecured notes due 2032 (the “3.25% Senior Notes”) and $1,000 million of 4.15% senior unsecured notes due 2052 (the “4.15% Senior Notes”) (collectively, the “2022 Senior Notes”). The 2022 Senior Notes are guaranteed by AGFL. The 2.396% Senior Notes were priced at 100% of par, resulting in a yield to maturity of 2.396%, the 3.25% Senior Notes were priced at 99.600% of par, resulting in a yield to maturity of 3.297%, and the 4.15% Senior Notes were priced at 99.783% of par, resulting in a yield to maturity of 4.163%. On or after February 18, 2023, the 2.396% Senior Notes may be optionally redeemed at a price equal to their principal amount plus accrued and unpaid interest thereon.
The proceeds from the 2022 Senior Notes are expected to fund a portion of the cash consideration payable in connection with the proposed acquisition of Wind River Systems, Inc. (“Wind River”). In the event that the Company does not consummate the acquisition of Wind River on or prior to July 10, 2023, or if prior to such date, the definitive agreement relating to the proposed acquisition is terminated, then the Issuers will redeem all of the 3.25% Senior Notes and 4.15% Senior Notes on the special mandatory redemption date (as defined below) at a redemption price equal to 101% of the principal amount of each of the 3.25% Senior Notes and 4.15% Senior Notes, plus accrued and unpaid interest from the date of initial issuance. The “special mandatory redemption date” means the earlier to occur of (1) July 10, 2023, if the acquisition of Wind River has not been completed on or prior to July 10, 2023, and (2) the fifth business day following the termination of the definitive agreement relating to the proposed acquisition for any reason. Refer to Note 17. Acquisitions and Divestitures for further information on this proposed acquisition.
Aptiv incurred approximately $22 million of issuance costs in connection with the 2022 Senior Notes. Interest on the 2.396% Senior Notes, 3.25% Senior Notes and 4.15% Senior Notes is payable semi-annually on February 18 and August 18 (commencing August 18, 2022), March 1 and September 1 (commencing September 1, 2022) and May 1 and November 1 (commencing May 1, 2022), respectively, of each year to holders of record at the close of business on February 3 or August 3, February 15 or August 15, April 15 or October 15, respectively, immediately preceding the interest payment date.

Although the specific terms of each indenture governing each series of senior notes vary, the indentures contain certain restrictive covenants, including with respect to Aptiv’s (and Aptiv’s subsidiaries) ability to incur liens, enter into sale and leaseback transactions and merge with or into other entities. In February 2022, Aptiv Corporation and AGFL were added as guarantors on each series of outstanding senior notes previously issued by Aptiv PLC. As of March 31, 2022, the Company was in compliance with the provisions of all series of the outstanding senior notes.
Other Financing
Receivable factoring—Aptiv maintains a €450 million European accounts receivable factoring facility that is available on a committed basis and allows for factoring of receivables denominated in both Euros and U.S. dollars (“USD”). This facility is accounted for as short-term debt and borrowings are subject to the availability of eligible accounts receivable. Collateral is not required related to these trade accounts receivable. This facility became effective on January 1, 2021 and has a term of three years, subject to Aptiv’s right to terminate at any time with three months’ notice. After expiration of the three year term, either party can terminate with three months’ notice. Borrowings denominated in Euros under the facility bear interest at the three-month Euro Interbank Offered Rate (“EURIBOR”) plus 0.50% and USD borrowings bear interest at two-month LIBOR plus 0.50%, with borrowings under either denomination carrying a minimum interest rate of 0.20%. As of March 31, 2022 and December 31, 2021, Aptiv had no amounts outstanding on the European accounts receivable factoring facility.
Finance leases and other—As of March 31, 2022 and December 31, 2021, approximately $38 million and $14 million, respectively, of other debt primarily issued by certain non-U.S. subsidiaries and finance lease obligations were outstanding.
Interest—Cash paid for interest related to debt outstanding totaled $31 million and $63 million for the three months ended March 31, 2022 and 2021, respectively.
Letter of credit facilities—In addition to the letters of credit issued under the Credit Agreement, Aptiv had approximately $3 million and $3 million outstanding through other letter of credit facilities as of March 31, 2022 and December 31, 2021, respectively, primarily to support arrangements and other obligations at certain of its subsidiaries.

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
The amounts shown below reflect the defined benefit pension expense for the three months ended March 31, 2022 and 2021:

	Non-U.S. Plans		U.S. Plans

	Three Months Ended March 31,
	2022	2021	2022	2021

	(in millions)
Service cost	$4	$5	$—	$—
Interest cost	7	5	—	—
Expected return on plan assets	(5)	(5)	—	—
Amortization of actuarial losses	2	5	—	—
Net periodic benefit cost	$8	$10	$—	$—
Other postretirement benefit obligations were approximately $1 million and $1 million at March 31, 2022 and December 31, 2021, respectively.

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
Matters Related to Global Supply Chain Disruptions
Due to various factors that are beyond our control, there are currently global supply chain disruptions, including a worldwide semiconductor supply shortage. The semiconductor supply shortage, due in part to increased demand across multiple industries, is impacting production in automotive and other industries. We anticipate these supply chain disruptions will persist throughout 2022. We, along with most automotive component manufacturers that use semiconductors, have been unable to fully meet the vehicle production demands of original equipment manufacturers (“OEMs”) because of events which are outside our control, including but not limited to, the global semiconductor shortage, fires in our suppliers’ facilities, unprecedented weather events in the southwestern United States, and other extraordinary events. Although we are working closely with suppliers and customers to minimize any potential adverse impacts of these events, some of our customers have indicated that they expect us to bear at least some responsibility for their lost production and other costs. While no assurances can be made as to the ultimate outcome of these customer expectations or any other future claims, we do not currently believe a loss is probable, and accordingly, no reserve has been made as of March 31, 2022. We will continue to actively monitor all direct and indirect potential impacts of these supply chain disruptions, and will seek to aggressively mitigate and minimize their impact on our business.
Brazil Matters
Aptiv conducts business operations in Brazil that are subject to the Brazilian federal labor, social security, environmental, health and safety, tax and customs laws, as well as a variety of state and local laws. While Aptiv believes it complies with such laws, they are complex, subject to varying interpretations, and the Company is often engaged in litigation with government agencies regarding the application of these laws to particular circumstances. As of March 31, 2022, the majority of claims asserted against Aptiv in Brazil relate to such litigation. The remaining claims in Brazil relate to commercial and labor litigation with private parties. As of March 31, 2022, claims totaling approximately $115 million (using March 31, 2022 foreign currency rates) have been asserted against Aptiv in Brazil. As of March 31, 2022, the Company maintains accruals for these asserted claims of $20 million (using March 31, 2022 foreign currency rates). The amounts accrued represent claims that are deemed probable of loss and are reasonably estimable based on the Company’s analyses and assessment of the asserted claims and prior experience with similar matters. While the Company believes its accruals are adequate, the final amounts required to resolve these matters could differ materially from the Company’s recorded estimates and Aptiv’s results of operations could be materially affected. The Company estimates the reasonably possible loss in excess of the amounts accrued related to these claims to be zero to $95 million.
Environmental Matters
Aptiv is subject to the requirements of U.S. federal, state, local and non-U.S. environmental, health and safety laws and regulations. As of March 31, 2022 and December 31, 2021, the undiscounted reserve for environmental investigation and remediation recorded in other long-term liabilities was approximately $4 million and $4 million, respectively. Aptiv cannot ensure that environmental requirements will not change or become more stringent over time or that its eventual environmental remediation costs and liabilities will not exceed the amount of its current reserves. In the event that such liabilities were to significantly exceed the amounts recorded, Aptiv’s results of operations could be materially affected. At March 31, 2022, the difference between the recorded liabilities and the reasonably possible range of potential loss was not material.

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
The computation of the annual expected effective income tax rate at each interim period requires certain estimates and assumptions including, but not limited to, the expected pre-tax income (or loss) for the year, projections of the proportion of income (and/or loss) earned and taxed in respective jurisdictions, permanent and temporary differences, and the likelihood of the realizability of deferred tax assets generated in the current year. The future direct and indirect impacts of the ongoing volatile global economic conditions resulting from the COVID-19 pandemic, global supply chain disruptions and conflict between Ukraine and Russia are difficult to predict and may cause fluctuations in our expected results of operations for the year, which could create volatility in our annual expected effective income tax rate. Jurisdictions with a projected loss for the year or a year-to-date loss for which no tax benefit or expense can be recognized due to a valuation allowance are excluded from the estimated annual effective tax rate. The impact of such an exclusion could result in a higher or lower effective tax rate during a particular quarter, based upon the composition and timing of actual earnings compared to annual projections. The estimates used to compute the provision or benefit for income taxes may change as new events occur, additional information is obtained or as our tax environment changes. To the extent that the expected annual effective income tax rate changes, the effect of the change on prior interim periods is included in the income tax provision in the period in which the change in estimate occurs.
The Company’s income tax expense and effective tax rates for the three months ended March 31, 2022 and 2021 were as follows:

	Three Months Ended March 31,
	2022	2021

	(dollars in millions)
Income tax expense	$21	$48
Effective tax rate	12%	12%
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
The Company’s effective tax rate for the three months ended March 31, 2022 includes net discrete tax benefits of approximately $4 million, primarily related to changes in reserves. The effective tax rate for the three months ended March 31, 2021 includes net discrete tax benefits of $1 million, primarily related to changes in accruals for unremitted earnings and provision to return adjustments.
Aptiv PLC is an Irish resident taxpayer and not a domestic corporation for U.S. federal income tax purposes. As such, it is not subject to U.S. tax on remitted foreign earnings and, as a result of its capital structure, is also generally not subject to Irish tax on the repatriation of foreign earnings.
Cash paid or withheld for income taxes was $64 million and $52 million for the three months ended March 31, 2022 and 2021, respectively.

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
Net Income Per Share
Basic net income per share is computed by dividing net income attributable to ordinary shareholders by the weighted average number of ordinary shares outstanding during the period. Diluted net income per share reflects the weighted average dilutive impact of all potentially dilutive securities from the date of issuance and is computed using the treasury stock and if-converted methods. The if-converted method is used to determine if the impact of the conversion of the MCPS into ordinary shares is more dilutive than the MCPS dividends to net income per share. If so, the MCPS are assumed to have been converted at the later of the beginning of the period or the time of issuance, and the resulting ordinary shares are included in the denominator and the MCPS dividends are added back to the numerator. Unless otherwise noted, share and per share amounts included in these notes are on a diluted basis. For the three months ended March 31, 2022 and 2021, the impact of the MCPS calculated under the if-converted method was anti-dilutive, and as such 12.37 million and 12.37 million ordinary shares underlying the MCPS, respectively, were excluded from the diluted net income per share calculation. For all periods presented, the calculation of net income per share also contemplates the dilutive impacts, if any, of the Company’s share-based compensation plans. Refer to Note 18. Share-Based Compensation for additional information.

Weighted Average Shares
The following table illustrates net income per share attributable to ordinary shareholders and the weighted average shares outstanding used in calculating basic and diluted income per share:

	Three Months Ended March 31,
	2022	2021

	(in millions, except per share data)
Numerator:
Net income attributable to ordinary shareholders	$73	$279
Denominator:
Weighted average ordinary shares outstanding, basic	270.79	270.31
Dilutive shares related to restricted stock units	0.37	0.83
Weighted average ordinary shares outstanding, including dilutive shares	271.16	271.14

Net income per share attributable to ordinary shareholders:
Basic	$0.27	$1.03
Diluted	$0.27	$1.03
Share Repurchase Programs
In April 2016, the Board of Directors authorized a share repurchase program of up to $1.5 billion of ordinary shares, which commenced in September 2016. This share repurchase program provides for share purchases in the open market or in privately negotiated transactions, depending on share price, market conditions and other factors, as determined by the Company.
There were no shares repurchased during the three months ended March 31, 2022 and 2021.
As of March 31, 2022, approximately $13 million of share repurchases remained available under the April 2016 share repurchase program, which is in addition to the share repurchase program of up to $2.0 billion that was previously announced in January 2019. This program, which will commence following the completion of the April 2016 share repurchase program, provides for share purchases in the open market or in privately negotiated transactions, depending on share price, market conditions and other factors, as determined by the Company. All previously repurchased shares were retired, and are reflected as a reduction of ordinary share capital for the par value of the shares, with the excess applied as reductions to additional paid-in-capital and retained earnings.
Preferred Dividends
The Company has declared and paid cash dividends per preferred share during the periods presented as follows:

	Dividend	Amount
	Per Share	(in millions)
2022:
First quarter	$1.375	$16
Total	$1.375	$16
2021:
Fourth quarter	$1.375	$16
Third quarter	1.375	15
Second quarter	1.375	16
First quarter	1.375	16
Total	$5.500	$63

13. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The changes in accumulated other comprehensive income (loss) attributable to Aptiv (net of tax) for the three months ended March 31, 2022 and 2021 are shown below:

	Three Months Ended March 31,
	2022	2021

	(in millions)
Foreign currency translation adjustments:
Balance at beginning of period	$(588)	$(445)
Aggregate adjustment for the period (1)	(32)	(91)
Balance at end of period	(620)	(536)

Gains (losses) on derivatives:
Balance at beginning of period	(17)	40
Other comprehensive income before reclassifications (nil net tax effect for all periods presented)	48	12
Reclassification to income (nil net tax effect for all periods presented)	(11)	(19)
Balance at end of period	20	33

Pension and postretirement plans:
Balance at beginning of period	(67)	(140)
Other comprehensive income before reclassifications (net tax effect of $1 and $2)	2	3
Reclassification to income (net tax effect of $2 and $1)	—	4
Balance at end of period	(65)	(133)

Accumulated other comprehensive loss, end of period	$(665)	$(636)
(1)Includes gains of $29 million and $63 million for the three months ended March 31, 2022 and 2021, respectively, related to non-derivative net investment hedges. Refer to Note 14. Derivatives and Hedging Activities for further description of these hedges.

Reclassifications from accumulated other comprehensive income (loss) to income for the three months ended March 31, 2022 and 2021 were as follows:

Reclassification Out of Accumulated Other Comprehensive Income (Loss)
Details About Accumulated Other Comprehensive Income Components	Three Months Ended March 31,		Affected Line Item in the Statements of Operations
	2022	2021

	(in millions)
Gains (losses) on derivatives:
Commodity derivatives	$11	$19	Cost of sales
	11	19	Income before income taxes
	—	—	Income tax expense
	11	19	Net income
	—	—	Net income attributable to noncontrolling interest
	$11	$19	Net income attributable to Aptiv

Pension and postretirement plans:
Actuarial losses	$(2)	$(5)	Other (expense) income, net (1)
	(2)	(5)	Income before income taxes
	2	1	Income tax expense
	—	(4)	Net income
	—	—	Net income attributable to noncontrolling interest
	$—	$(4)	Net income attributable to Aptiv

Total reclassifications for the period	$11	$15
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

As of March 31, 2022, the Company had the following outstanding notional amounts related to commodity and foreign currency forward and option contracts designated as cash flow hedges that were entered into to hedge forecasted exposures:

Commodity	Quantity Hedged	Unit of Measure	Notional Amount (Approximate USD Equivalent)

	(in thousands)		(in millions)
Copper	87,603	pounds	$405

Foreign Currency	Quantity Hedged	Unit of Measure	Notional Amount (Approximate USD Equivalent)

	(in millions)
Mexican Peso	17,116	MXN	$855
Chinese Yuan Renminbi	3,179	RMB	500
Euro	205	EUR	225
Polish Zloty	587	PLN	140
Hungarian Forint	20,326	HUF	60
As of March 31, 2022, Aptiv has entered into derivative instruments to hedge cash flows extending out to March 2024.
Gains and losses on derivatives qualifying as cash flow hedges are recorded in accumulated OCI, to the extent that hedges are effective, until the underlying transactions are recognized in earnings. Unrealized amounts in accumulated OCI will fluctuate based on changes in the fair value of hedge derivative contracts at each reporting period. Net gains on cash flow hedges included in accumulated OCI as of March 31, 2022 were $61 million (approximately $61 million, net of tax). Of this total, approximately $48 million of gains are expected to be included in cost of sales within the next 12 months and approximately $13 million of gains are expected to be included in cost of sales in subsequent periods. Cash flow hedges are discontinued when Aptiv determines it is no longer probable that the originally forecasted transactions will occur. Cash flows from derivatives used to manage commodity and foreign exchange risks designated as cash flow hedges are classified as operating activities within the consolidated statements of cash flows.
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
The Company has entered into a series of forward contracts, each of which have been designated as net investment hedges of the foreign currency exposure of the Company’s investments in certain Chinese Yuan Renminbi (“RMB”)-denominated subsidiaries. During the three months ended March 31, 2022 and 2021, the Company paid $1 million and $1 million, respectively, at settlement related to this series of forward contracts which matured during the period. In March 2022, the Company entered into forward contracts with a total notional amount of 1.4 billion RMB (approximately $215 million, using March 31, 2022 foreign currency rates), which matured in April 2022 and were subsequently extended to June 2022. Refer to the tables below for details of the fair value recorded in the consolidated balance sheets and the effects recorded in the consolidated statements of operations and consolidated statements of comprehensive income related to these derivative instruments.
The Company has designated the €700 million 2015 Euro-denominated Senior Notes and the €500 million 2016 Euro-denominated Senior Notes, as more fully described in Note 8. Debt, as net investment hedges of the foreign currency exposure of its investments in certain Euro-denominated subsidiaries. Due to changes in the value of the Euro-denominated debt instruments designated as net investment hedges, during the three months ended March 31, 2022 and 2021, $29 million and $63 million of gains, respectively, were recognized within the cumulative translation adjustment component of OCI. Included in accumulated OCI related to these net investment hedges were cumulative losses of $8 million and $37 million as of March 31, 2022 and December 31, 2021, respectively.

Derivatives Not Designated as Hedges
In certain occasions the Company enters into certain foreign currency and commodity contracts that are not designated as hedges. When hedge accounting is not applied to derivative contracts, gains and losses are recorded to other income (expense), net and cost of sales in the consolidated statements of operations.
Fair Value of Derivative Instruments in the Balance Sheet
The fair value of derivative financial instruments recorded in the consolidated balance sheets as of March 31, 2022 and December 31, 2021 are as follows:

	Asset Derivatives		Liability Derivatives		Net Amounts of Assets and (Liabilities) Presented in the Balance Sheet
	Balance Sheet Location	March 31, 2022	Balance Sheet Location	March 31, 2022	March 31, 2022

	(in millions)
Derivatives designated as cash flow hedges:
Commodity derivatives	Other current assets	$38	Accrued liabilities	$—
Foreign currency derivatives*	Other current assets	26	Other current assets	17	$9
Foreign currency derivatives*	Accrued liabilities	8	Accrued liabilities	11	(3)
Commodity derivatives	Other long-term assets	11	Other long-term liabilities	—
Foreign currency derivatives*	Other long-term assets	8	Other long-term assets	3	5
Foreign currency derivatives*	Other long-term liabilities	1	Other long-term liabilities	6	(5)
Derivatives designated as net investment hedges:
Foreign currency derivatives	Other current assets	—	Accrued liabilities	1
Total derivatives designated as hedges		$92		$38

	Asset Derivatives		Liability Derivatives		Net Amounts of Assets and (Liabilities) Presented in the Balance Sheet
	Balance Sheet Location	December 31, 2021	Balance Sheet Location	December 31, 2021	December 31, 2021

	(in millions)
Derivatives designated as cash flow hedges:
Commodity derivatives	Other current assets	$27	Accrued liabilities	$—
Foreign currency derivatives*	Other current assets	15	Other current assets	9	$6
Foreign currency derivatives*	Accrued liabilities	5	Accrued liabilities	16	(11)
Commodity derivatives	Other long-term assets	2	Other long-term liabilities	—
Foreign currency derivatives*	Other long-term assets	2	Other long-term assets	1	1
Foreign currency derivatives*	Other long-term liabilities	1	Other long-term liabilities	8	(7)
Derivatives designated as net investment hedges:
Foreign currency derivatives	Other current assets	—	Accrued liabilities	1
Total derivatives designated as hedges		$52		$35

Derivatives not designated:
Commodity derivatives	Other current assets	$5	Accrued liabilities	$—
Foreign currency derivatives*	Accrued liabilities	—	Accrued liabilities	1	(1)
Total derivatives not designated as hedges		$5		$1
*    Derivative instruments within this category are subject to master netting arrangements and are presented on a net basis in the consolidated balance sheets in accordance with accounting guidance related to the offsetting of amounts related to certain contracts.
The fair value of Aptiv’s derivative financial instruments was in a net asset position as of March 31, 2022 and December 31, 2021.
Effect of Derivatives on the Statements of Operations and Statements of Comprehensive Income
The pre-tax effect of derivative financial instruments in the consolidated statements of operations and consolidated statements of comprehensive income for the three months ended March 31, 2022 and 2021 is as follows:

Three Months Ended March 31, 2022	Gain (Loss) Recognized in OCI	Gain Reclassified from OCI into Income

	(in millions)
Derivatives designated as cash flow hedges:
Commodity derivatives	$31	$11
Foreign currency derivatives	19	—
Derivatives designated as net investment hedges:
Foreign currency derivatives	(2)	—
Total	$48	$11

Loss Recognized in Income

(in millions)
Derivatives not designated:
Foreign currency derivatives	$(3)
Total	$(3)

Three Months Ended March 31, 2021	Gain (Loss) Recognized in OCI	Gain Reclassified from OCI into Income

	(in millions)
Derivatives designated as cash flow hedges:
Commodity derivatives	$34	$19
Foreign currency derivatives	(23)	—
Derivatives designated as net investment hedges:
Foreign currency derivatives	1	—
Total	$12	$19

Gain (Loss) Recognized in Income

(in millions)
Derivatives not designated:
Commodity derivatives	$1
Foreign currency derivatives	(2)
Total	$(1)
The gain or loss recognized in income for designated and non-designated derivative instruments was recorded to cost of sales and other income (expense), net in the consolidated statements of operations for the three months ended March 31, 2022 and 2021, respectively.

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
As of March 31, 2022 and December 31, 2021, Aptiv was in a net derivative asset position of $54 million and $21 million, respectively, and no significant adjustments were recorded for nonperformance risk based on the application of peer companies’ CDS rates, evaluation of our own nonperformance risk and because Aptiv’s exposures were to counterparties with investment grade credit ratings. Refer to Note 14. Derivatives and Hedging Activities for further information regarding derivatives.
Contingent consideration—The liability for contingent consideration is estimated as of the date of the acquisition and is recorded as part of the purchase price, and is subsequently re-measured to fair value at each reporting date, based on a probability-weighted analysis using a rate that reflects the uncertainty surrounding the expected outcomes, which the Company believes is appropriate and representative of market participant assumptions. The measurement of the liability for contingent consideration is based on significant inputs that are not observable in the market, and is therefore classified as a Level 3 measurement in accordance with ASC Topic 820-10-35. Examples of utilized unobservable inputs are estimated future earnings or milestone achievements of the acquired businesses and applicable discount rates. The estimate of the liability may fluctuate if there are changes in the forecast of acquired businesses’ future earnings or milestone achievements, as a result of actual earnings or milestone achievements or in the discount rates used to determine the present value of contingent future cash flows.

The Company regularly reviews these assumptions and makes adjustments to the fair value measurements as required by facts and circumstances.
As of March 31, 2022 and December 31, 2021, the liability for contingent consideration classified within other long-term liabilities was $10 million and $10 million, respectively, representing the maximum required amounts to be paid under existing agreements. Adjustments to this liability for interest accretion are recognized in interest expense, and any other changes in the fair value of this liability are recognized within other income (expense), net in the consolidated statements of operations.
There were no changes in the contingent consideration liability classified as a Level 3 measurement during the three months ended March 31, 2022.
Publicly traded equity securities—All publicly traded equity securities are reported at fair value as of each reporting date. The measurement of the asset is based on quoted prices for identical assets on active market exchanges. Gains and losses from changes in the fair value of these securities are recorded within other income (expense), net on the consolidated statement of operations.
As of March 31, 2022 and December 31, 2021, Aptiv had the following assets measured at fair value on a recurring basis:

	Total	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3

	(in millions)
As of March 31, 2022:
Commodity derivatives	$49	$—	$49	$—
Foreign currency derivatives	14	—	14	—
Publicly traded equity securities	38	38	—	—
Total	$101	$38	$63	$—
As of December 31, 2021:
Commodity derivatives	$34	$—	$34	$—
Foreign currency derivatives	7	—	7	—
Publicly traded equity securities	66	66	—	—
Total	$107	$66	$41	$—
As of March 31, 2022 and December 31, 2021, Aptiv had the following liabilities measured at fair value on a recurring basis:

	Total	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3

	(in millions)
As of March 31, 2022:
Foreign currency derivatives	$9	$—	$9	$—
Contingent consideration	10	—	—	10
Total	$19	$—	$9	$10
As of December 31, 2021:
Foreign currency derivatives	$20	$—	$20	$—
Contingent consideration	10	—	—	10
Total	$30	$—	$20	$10
Non-derivative financial instruments—Aptiv’s non-derivative financial instruments include cash and cash equivalents, accounts and notes receivable, accounts payable, as well as debt, which consists of its accounts receivable factoring arrangement, finance leases and other debt issued by Aptiv’s non-U.S. subsidiaries, the Revolving Credit Facility, the Tranche A Term Loan and all series of outstanding senior notes. The fair value of debt is based on quoted market prices for instruments with public market data or significant other observable inputs for instruments without a quoted public market price (Level 2). As of March 31, 2022 and December 31, 2021, total debt was recorded at $6,538 million and $4,067 million, respectively, and had estimated fair values of $6,168 million and $4,297 million, respectively. For all other financial instruments recorded at March 31, 2022 and December 31, 2021, fair value approximates book value.

Fair Value Measurements on a Nonrecurring Basis
In addition to items that are measured at fair value on a recurring basis, Aptiv also has items in its balance sheet that are measured at fair value on a nonrecurring basis. As these items are not measured at fair value on a recurring basis, they are not included in the tables above. Financial and nonfinancial assets and liabilities that are measured at fair value on a nonrecurring basis include certain long-lived assets, intangible assets, equity investments without readily determinable fair values, asset retirement obligations and liabilities for exit or disposal activities measured at fair value upon initial recognition. During the three months ended March 31, 2022 and 2021, Aptiv recorded no non-cash asset impairment charges. Fair value of long-lived and intangible assets is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved and a review of appraisals or other market indicators and management estimates. As such, Aptiv has determined that the fair value measurements of long-lived and intangible assets fall in Level 3 of the fair value hierarchy.

16. OTHER INCOME, NET
Other income (expense), net included:

	Three Months Ended March 31,
	2022	2021

	(in millions)
Interest income	$2	$3
Components of net periodic benefit cost other than service cost (Note 9)	(4)	(5)
Loss on change in fair value of publicly traded equity securities	(32)	—
Other, net	(5)	3
Other (expense) income, net	$(39)	$1
During the three months ended March 31, 2022, net unrealized losses of $30 million were recognized for publicly traded equity securities still held as of March 31, 2022.

17. ACQUISITIONS AND DIVESTITURES
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
The acquisition was accounted for as a business combination, with the total purchase price allocated on a preliminary basis using information available, in the fourth quarter of 2021. Minor adjustments were recorded to goodwill and intangible assets from the amounts disclosed as of December 31, 2021. These adjustments were not significant for any period presented after the acquisition date. The preliminary purchase price and related allocation to the acquired net assets of El-Com based on their estimated fair values is shown below (in millions):

Assets acquired and liabilities assumed

Purchase price, cash consideration, net of cash acquired	$78
Purchase price, fair value of contingent consideration	10
Total consideration, net of cash acquired	$88

Intangible assets	$35
Other assets, net	10
Identifiable net assets acquired	45
Goodwill resulting from purchase	43
Total purchase price allocation	$88
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
Proposed Acquisition of Wind River Systems, Inc.
In January 2022, Aptiv entered into a definitive agreement to acquire 100% of the equity interests of Wind River, a global leader in delivering software for the intelligent edge, for approximately $4.3 billion, subject to customary post-closing adjustments. The transaction is expected to close in mid-2022, subject to regulatory approvals and customary closing conditions. Upon completion, we anticipate that Wind River will become part of Aptiv’s Advanced Safety and User Experience segment. The Company intends to acquire Wind River primarily utilizing cash on hand, including proceeds from the 2022 Senior Notes. Refer to Note 8. Debt for additional information regarding the 2022 Senior Notes.

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
Board of Director Awards
Aptiv has granted RSUs to the Board of Directors as detailed in the table below:

Grant Date	RSUs granted	Grant Date Fair Value (1)	Vesting Date	Shares Issued Upon Vesting	Fair Value of Shares at Issuance	Shares Withheld to Cover Withholding Taxes
(dollars in millions)
April 2021	17,589	$3	April 2022	15,633	$2	1,956
April 2020	48,745	3	April 2021	41,896	6	6,849
(1)Determined based on the closing price of the Company’s ordinary shares on the date of the grant.

In addition, in April 2022, Aptiv granted 23,387 RSUs to the Board of Directors at a grant date fair value of approximately $2 million. The grant date fair value was determined based on the closing price of the Company’s ordinary shares on the date of the grant. The RSUs will vest in April 2023.
Executive Awards
Aptiv has made annual grants of RSUs to its executives in February of each year beginning in 2012. These awards include a time-based vesting portion and a performance-based vesting portion, as well as continuity awards in certain years. The time-based RSUs, which make up 40% (25% prior to 2021) of the awards for Aptiv’s officers and 50% for Aptiv’s other executives, vest ratably over three years beginning on the first anniversary of the grant date. The performance-based RSUs, which make up 60% (75% prior to 2021) of the awards for Aptiv’s officers and 50% for Aptiv’s other executives, vest at the completion of a three-year performance period if certain targets are met. Each executive will receive between 0% and 200% (150% for the 2019 and 2020 grants based on the executive performance grant modification in 2020) of his or her target performance-based award based on the Company’s performance against established company-wide performance metrics, which are:

Metric	2020 - 2022 Grants	2018 - 2019 Grants
Average return on net assets (1)	33%	50%
Cumulative net income	33%	25%
Relative total shareholder return (2)	33%	25%
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
The details of the executive grants were as follows:

Grant Date	RSUs Granted	Grant Date Fair Value	Time-Based Award Vesting Dates	Performance-Based Award Vesting Date

	(in millions)
February 2018	0.63	$61	Annually on anniversary of grant date, 2019 - 2021	December 31, 2020
February 2019	0.71	62	Annually on anniversary of grant date, 2020 - 2022	December 31, 2021
February 2020	0.75	62	Annually on anniversary of grant date, 2021 - 2023	December 31, 2022
February 2021	0.44	72	Annually on anniversary of grant date, 2022 - 2024	December 31, 2023
February 2022	0.59	80	Annually on anniversary of grant date, 2023 - 2025	December 31, 2024
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
The details of the shares issued upon vesting of the executive grants are as follows:

	Time-Based Awards			Performance-Based Awards
Vesting Date	Ordinary Shares Issued Upon Vesting	Fair Value of Shares at Issuance	Ordinary Shares Withheld to Cover Withholding Taxes	Ordinary Shares Issued Upon Vesting	Fair Value of Shares at Issuance	Ordinary Shares Withheld to Cover Withholding Taxes
	(dollars in millions)
Q1 2022	354,600	$46	140,409	325,283	$42	136,143
Q1 2021	449,426	67	177,825	288,074	43	121,609

A summary of RSU activity, including award grants, vesting and forfeitures is provided below:

	RSUs	Weighted Average Grant Date Fair Value
	(in thousands)
Nonvested, January 1, 2022	1,344	$131.40
Granted	650	135.24
Vested	(353)	94.62
Forfeited	(23)	158.39
Nonvested, March 31, 2022	1,618	140.57
Aptiv recognized share-based compensation expense of $5 million ($5 million, net of tax) and $29 million ($29 million, net of tax) based on the Company’s best estimate of ultimate performance against the respective targets during the three months ended March 31, 2022 and 2021, respectively. Aptiv will continue to recognize compensation expense, based on the grant date fair value of the awards applied to the Company’s best estimate of ultimate performance against the respective targets, over the requisite vesting periods of the awards. Based on the grant date fair value of the awards and the Company’s best estimate of ultimate performance against the respective targets as of March 31, 2022, unrecognized compensation expense on a pre-tax basis of approximately $164 million is anticipated to be recognized over a weighted average period of approximately two years. For the three months ended March 31, 2022 and 2021, approximately $36 million and $45 million, respectively, of cash was paid and reflected as a financing activity in the statements of cash flows related to the tax withholding for vested RSUs.

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
Generally, Aptiv evaluates segment performance based on stand-alone segment net income before interest expense, other income (expense), net, income tax (expense) benefit, equity income (loss), net of tax, amortization, restructuring, other acquisition and portfolio project costs (which includes costs incurred to integrate acquired businesses and to plan and execute product portfolio transformation actions, including business and product acquisitions and divestitures), asset impairments, gains (losses) on business divestitures and other transactions and deferred compensation related to acquisitions (“Adjusted Operating Income”) and accounts for inter-segment sales and transfers as if the sales or transfers were to third parties, at current market prices.
Effective on January 1, 2022, the Company now excludes amortization expense of intangible assets from the calculation of Adjusted Operating Income, as reflected in the definition above. The Company’s management believes that the updated calculation of this non-GAAP financial measure will be more useful to both management and investors in their analysis of the Company’s results of operations due to recent and pending acquisitions. Amortization of intangible assets generally results from a write-up in the value of assets in connection with an acquisition. The Company believes that exclusion of amortization expense will facilitate more comparable operating results of the Company over time, between periods when the Company is more or less acquisitive and allows for improved comparison with both acquisitive and non-acquisitive peer companies. The historical presentation of Adjusted Operating Income in the tables below has been revised to be consistent with this updated calculation.
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
Included below are sales and operating data for Aptiv’s segments for the three months ended March 31, 2022 and 2021.

	Signal and Power Solutions	Advanced Safety and User Experience	Eliminations and Other (1)	Total

	(in millions)
For the Three Months Ended March 31, 2022:
Net sales	$3,106	$1,082	$(10)	$4,178
Depreciation and amortization	$146	$45	$—	$191
Adjusted operating income	$308	$16	$—	$324
Operating income (loss)	$257	$(1)	$—	$256
Equity income (loss), net of tax	$4	$(67)	$—	$(63)
Net income attributable to noncontrolling interest	$1	$—	$—	$1

	Signal and Power Solutions	Advanced Safety and User Experience	Eliminations and Other (1)	Total

	(in millions)
For the Three Months Ended March 31, 2021:
Net sales	$3,022	$1,011	$(10)	$4,023
Depreciation and amortization	$149	$44	$—	$193
Adjusted operating income (2)	$406	$68	$—	$474
Operating income	$372	$57	$—	$429
Equity income (loss), net of tax	$3	$(45)	$—	$(42)
Net income attributable to noncontrolling interest	$5	$—	$—	$5
(1)Eliminations and Other includes the elimination of inter-segment transactions.
(2)As described above, the calculation of adjusted operating income now excludes amortization expense. The historical presentation of adjusted operating income as shown in this table has been revised to be consistent with the updated calculation.
The reconciliation of Adjusted Operating Income to operating income includes, as applicable, amortization, restructuring, other acquisition and portfolio project costs (which includes costs incurred to integrate acquired businesses and to plan and execute product portfolio transformation actions, including business and product acquisitions and divestitures), asset impairments, gains (losses) on business divestitures and other transactions and deferred compensation related to acquisitions. The reconciliations of Adjusted Operating Income to net income attributable to Aptiv for the three months ended March 31, 2022 and 2021 are as follows:

	Signal and Power Solutions	Advanced Safety and User Experience	Total

	(in millions)
For the Three Months Ended March 31, 2022:
Adjusted operating income	$308	$16	$324
Amortization	(35)	(2)	(37)
Restructuring	(9)	(13)	(22)
Other acquisition and portfolio project costs	(7)	(2)	(9)
Operating income (loss)	$257	$(1)	256
Interest expense			(43)
Other expense, net			(39)
Income before income taxes and equity loss			174
Income tax expense			(21)
Equity loss, net of tax			(63)
Net income			90
Net income attributable to noncontrolling interest			1
Net income attributable to Aptiv			$89

	Signal and Power Solutions	Advanced Safety and User Experience	Total

	(in millions)
For the Three Months Ended March 31, 2021:
Adjusted operating income	$406	$68	$474
Amortization	(35)	(2)	(37)
Restructuring	2	(8)	(6)
Other acquisition and portfolio project costs	(1)	(1)	(2)
Operating income	$372	$57	429
Interest expense			(40)
Other income, net			1
Income before income taxes and equity loss			390
Income tax expense			(48)
Equity loss, net of tax			(42)
Net income			300
Net income attributable to noncontrolling interest			5
Net income attributable to Aptiv			$295

20. REVENUE
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
Disaggregation of Revenue
Revenue generated from Aptiv’s operating segments is disaggregated by primary geographic market in the following tables for the three months ended March 31, 2022 and 2021. Information concerning geographic market reflects the manufacturing location.

For the Three Months Ended March 31, 2022:	Signal and Power Solutions	Advanced Safety and User Experience	Eliminations and Other	Total

	(in millions)
Geographic Market
North America	$1,177	$335	$(2)	$1,510
Europe, Middle East and Africa	843	493	(3)	1,333
Asia Pacific	998	254	(5)	1,247
South America	88	—	—	88
Total net sales	$3,106	$1,082	$(10)	$4,178

For the Three Months Ended March 31, 2021:	Signal and Power Solutions	Advanced Safety and User Experience	Eliminations and Other	Total

	(in millions)
Geographic Market
North America	$1,070	$313	$(2)	$1,381
Europe, Middle East and Africa	993	451	(3)	1,441
Asia Pacific	893	247	(5)	1,135
South America	66	—	—	66
Total net sales	$3,022	$1,011	$(10)	$4,023
Contract Balances
Consistent with the recognition of production parts revenue at a point in time as title transfers to the customer, Aptiv has no contract assets or contract liabilities balances as of March 31, 2022 or December 31, 2021.
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
Costs to Obtain a Contract
From time to time, Aptiv makes payments to customers in conjunction with ongoing business. These payments to customers are generally recognized as a reduction to revenue at the time of the commitment to make these payments. However, certain other payments to customers, or upfront fees, meet the criteria to be considered a cost to obtain a contract as they are directly attributable to a contract, are incremental and management expects the fees to be recoverable. As of March 31, 2022 and December 31, 2021, Aptiv has recorded $85 million (of which $30 million was classified within other current assets and $55 million was classified within other long-term assets) and $92 million (of which $34 million was classified within other current assets and $58 million was classified within other long-term assets), respectively, related to these capitalized upfront fees.
Capitalized upfront fees are amortized to revenue based on the transfer of goods and services to the customer for which the upfront fees relate, which typically range from three to five years. There have been no impairment losses in relation to the costs capitalized. The amount of amortization to net sales was $7 million and $6 million for the three months ended March 31, 2022 and 2021, respectively.

21. INVESTMENTS IN AFFILIATES
Equity Method Investments
As part of Aptiv’s operations, it has investments in various non-consolidated affiliates accounted for under the equity method of accounting. These affiliates are not publicly traded companies and are located in North America, Europe and Asia Pacific. Aptiv’s ownership percentages vary generally from approximately 20% to 50%, with the most significant investment being in Motional, Inc. (“Motional”) (of which Aptiv owns 50%). Motional was deemed a significant equity investee under Rule 10-01(b) of Regulation S-X for the three months ended March 31, 2022. Accordingly, summarized interim income statement information of Motional is presented below:

	Three Months Ended March 31,
	2022	2021
	(in millions)
Net sales	$—	$—
Gross margin	(90)	(82)
Net loss	(135)	(90)
Motional Lease Agreement
In connection with the formation of Motional, Aptiv agreed to sublease certain office space to Motional, which has a remaining lease term of approximately seven years as of March 31, 2022. Total income under the agreement was $1 million and $1 million during the three months ended March 31, 2022 and 2021, respectively. The sublease income and Aptiv’s associated operating lease cost are recorded to cost of sales in the consolidated statement of operations. The Company believes the terms of the lease agreement have not significantly been affected by the fact the Company and the lessee are related parties.
Investment in TTTech Auto AG
On March 15, 2022, Aptiv acquired approximately 20% of the equity interests of TTTech Auto AG (“TTTech Auto”), a leading provider of safety-critical middleware solutions for advanced driver-assistance systems and autonomous driving applications, in exchange for €200 million (approximately $220 million, using foreign currency rates on the investment date). The Company made the investment in TTTech Auto utilizing cash on hand.
Technology Investments
The Company has made technology investments in certain non-consolidated affiliates for ownership interests of less than 20% (where Aptiv does not have the ability to exercise significant influence), as described in Note 2. Significant Accounting Policies. Certain of these investments do not have readily determinable fair values and are measured at cost, less impairments, adjusted for observable price changes in orderly transactions for identical or similar investments of the same issuer. The Company also holds technology investments in publicly traded equity securities. These investments are measured at fair value based on quoted prices for identical assets on active market exchanges.

The following is a summary of technology investments, which are classified within other long-term assets in the consolidated balance sheets, as of March 31, 2022 and December 31, 2021:

Investment Name	Segment	March 31, 2022	December 31, 2021
		(in millions)
Equity investments without readily determinable fair values:
LeddarTech, Inc.	Advanced Safety and User Experience	$19	$19
Quanergy Systems, Inc. (1)	Advanced Safety and User Experience	—	6
Other investments	Various	6	5
Total equity investments without readily determinable fair values		25	30

Publicly traded equity securities:
Quanergy Systems, Inc. (1)	Advanced Safety and User Experience	1	—
Smart Eye AB	Advanced Safety and User Experience	7	11
Otonomo Technologies Ltd.	Advanced Safety and User Experience	19	39
Valens Semiconductor Ltd.	Signal and Power Solutions	11	16
Total publicly traded equity securities		38	66

Total investments		$63	$96
(1)Quanergy Systems, Inc. experienced a change in measurement basis due to an underlying transaction during the three months ended March 31, 2022. See below for further details on the transaction.
In February 2022, Quanergy Systems, Inc. (“Quanergy”) merged with a publicly traded special purpose acquisition company (“SPAC”) and shares of Quanergy began trading on the NYSE under the symbol QNGY. As part of the SPAC merger, our preferred shares in Quanergy were converted into Quanergy ordinary shares. During the three months ended March 31, 2022, the Company sold a portion of its Quanergy ordinary shares for net proceeds of approximately $2 million.
In September 2021, Valens Semiconductor Ltd. (“Valens”) merged with a publicly traded SPAC and shares of Valens began trading on the NYSE under the symbol VLN. As part of the SPAC merger, our preferred shares in Valens were converted into Valens ordinary shares.
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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
This Quarterly Report on Form 10-Q, including the exhibits being filed as part of this report, as well as other statements made by Aptiv PLC (“Aptiv,” the “Company,” “we,” “us” and “our”), contain forward-looking statements that reflect, when made, the Company’s current views with respect to current events, certain investments and acquisitions and financial performance including the potential impact of the proposed acquisition of Wind River Systems, Inc. Such forward-looking statements are subject to many risks, uncertainties and factors relating to the Company’s operations and business environment, which may cause the actual results of the Company to be materially different from any future results, express or implied, by such forward-looking statements. All statements that address future operating, financial or business performance or the Company’s strategies or expectations are forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “will,” “should,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “projects,” “potential,” “outlook” or “continue,” and other comparable terminology. Factors that could cause actual results to differ materially from these forward-looking statements include, but are not limited to, the following: global and regional economic conditions, including conditions affecting the credit market; uncertainties posed by the COVID-19 pandemic and the difficulty in predicting its future course and its impact on the global economy and the Company’s future operations; uncertainties created by the conflict between Ukraine and Russia, its impacts to the European and global economies and our operations in each country; fluctuations in interest rates and foreign currency exchange rates; the cyclical nature of global automotive sales and production; the potential disruptions in the supply of and changes in the competitive environment for raw material and other components integral to the Company’s products, including the current semiconductor supply shortage; the Company’s ability to maintain contracts that are critical to its operations; potential changes to beneficial free trade laws and regulations such as the United States-Mexico-Canada Agreement; the ability of the Company to integrate and realize the expected benefits of recent transactions; the ability of the Company to attract, motivate and/or retain key executives; the ability of the Company to avoid or continue to operate during a strike, or partial work stoppage or slow down by any of its unionized employees or those of its principal customers; and the ability of the Company to attract and retain customers. Additional factors are discussed under the captions “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s filings with the Securities and Exchange Commission, including those set forth in the Company’s Annual Report on Form 10-K for fiscal year ended December 31, 2021 and within this Form 10-Q filing. New risks and uncertainties arise from time to time, and it is impossible for us to predict these events or how they may affect the Company. It should be remembered that the price of the ordinary shares and any income from them can go down as well as up. Aptiv disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events and/or otherwise, except as may be required by law.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following management’s discussion and analysis of financial condition and results of operations (“MD&A”) is intended to help you understand the business operations and financial condition of the Company for the three months ended March 31, 2022. This discussion should be read in conjunction with Item 1. Financial Statements. Our MD&A is presented in eight sections:
•Executive Overview
•Consolidated Results of Operations
•Results of Operations by Segment
•Liquidity and Capital Resources
•Off-Balance Sheet Arrangements
•Contingencies and Environmental Matters
•Recently Issued Accounting Pronouncements
•Critical Accounting Estimates
Within the MD&A, “Aptiv,” the “Company,” “we,” “us” and “our” refer to Aptiv PLC (formerly known as Delphi Automotive PLC), a public limited company formed under the laws of Jersey on May 19, 2011, which completed an initial public offering on November 22, 2011, and its consolidated subsidiaries. On December 4, 2017, following the spin-off of Delphi Technologies PLC, the Company changed its name to Aptiv PLC and New York Stock Exchange (“NYSE”) symbol to “APTV.”

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
Our total net sales during the three months ended March 31, 2022 were $4.2 billion, an increase of 4% compared to the same period of 2021. Our overall volumes increased 4% for the three months ended March 31, 2022, despite decreased global automotive production of 6% (7% on an Aptiv weighted market basis, which represents global vehicle production weighted to the geographic regions in which the Company generates its revenue, “AWM”). The increase in volumes is primarily attributable to volume increases in North America and China, partially offset by decreases in Europe.
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
Proposed Acquisition of Wind River Systems, Inc.
In January 2022, the Company entered into a definitive agreement to acquire Wind River Systems, Inc. (“Wind River”), a global leader in delivering software for the intelligent edge, for approximately $4.3 billion. The transaction is expected to close in mid-2022, subject to regulatory approvals and customary closing conditions. Refer to Note 17. Acquisitions and Divestitures to the consolidated financial statements contained herein for more information. With Aptiv and Wind River’s synergistic technologies and decades of experience delivering safety critical systems, the Company believes this acquisition will accelerate the journey to a software-defined future of the automotive industry.
Trends, Uncertainties and Opportunities
Ukraine/Russia conflict. The conflict between Ukraine and Russia, which began in February 2022, has had, and is expected to continue to have, negative economic impacts to both countries and to the European and global economies. In response to the conflict, the U.S., European Union and other nations implemented broad economic sanctions against Russia. These countries may impose further sanctions and take other actions as the situation continues.
Ukraine and Russia are significant global producers of raw materials used in our supply chain, including copper, aluminum, palladium and neon gases. Disruptions in the supply and volatility in the price of these materials and other inputs produced by Ukraine or Russia, including increased logistics costs and longer transit times, could adversely impact our business and results of operations. The conflict has also increased the likelihood of cyberattacks occurring, which could either directly or indirectly impact our operations. Furthermore, customer production plans in the region remain uncertain and many businesses, including certain automotive OEMs and suppliers, have announced their plans to sever business ties or cease operations in Russia, indefinitely shut down production operations in Russia, relocate production out of Russia and/or suspend shipments of products, supplies, resources and goods into Russia. The conflict has also led to significant volatility in the value of the Russian Ruble, which, in combination with the sanctions and other factors described above, may result in a significant reduction in consumer demand in Russia for many products, including vehicles.
We do not have a material physical presence in either Ukraine or Russia, with approximately 1% of our workforce located in the countries as of December 31, 2021, while approximately 2% of our annual net sales are generated from manufacturing facilities in those countries for the year ended December 31, 2021. However, the impacts of the conflict have adversely impacted, and may continue to adversely impact, global economies, and in particular, the European economy, a region which accounted for approximately 33% of our total net sales for the year ended December 31, 2021. We have incurred costs (including capital expenditures), and expect to continue to incur costs, to relocate production out of Ukraine and to duplicate such production in other countries, which we expect to complete in the second quarter of 2022. While we expect our customers to reimburse us for all of such costs, there can be no assurances that we will recover all of these costs and we cannot assure that we will not experience prolonged production shutdowns prior to completing this process. Costs and recoveries related to this process were not significant for the three months ended March 31, 2022.
We continue to monitor the situation and will seek to minimize its impact to our business, while prioritizing the safety and well-being of our employees located in both countries and our compliance with applicable laws and regulations in the locations where we operate. Any of the impacts mentioned above, among others, could adversely affect our business, business opportunities, results of operations, financial condition and cash flows.
COVID-19 pandemic. The global spread of COVID-19, which originated in late 2019 and was later declared a pandemic by the World Health Organization in March 2020, negatively impacted the global economy, disrupted supply chains and created significant volatility in global financial markets in 2020 with various adverse impacts continuing throughout 2021 and into 2022.
Beginning late in the first quarter of 2022 and continuing into the second quarter, various regions in China, including regions where Aptiv has operations, have been subjected to new lockdowns imposed by governmental authorities to mitigate the spread of COVID-19 in those areas. In response, our manufacturing facilities located in these areas have implemented measures designed to minimize the impacts of any shutdowns. Despite these measures, production interruptions adversely impacted sales and profitability at the end of the first quarter, and it is currently unclear how long the lockdowns will continue. Although the duration and impact of these governmental lockdowns remains uncertain, we currently anticipate that our second quarter results of operations and cash flows are likely to be adversely impacted.
In 2021, the pandemic impacted economies and communities throughout the world, including in all of the markets and regions served by Aptiv. Although vaccines were introduced that have reduced the effect of COVID-19, governmental authorities throughout the world may continue to implement numerous measures aimed at containing and mitigating the effects of the pandemic, including renewed travel bans and restrictions, quarantines, social distancing orders, “lockdown” orders and shutdowns of non-essential activities. In 2021, our manufacturing facilities were not impacted by prolonged shutdowns directly resulting from the COVID-19 pandemic.
Certain direct and indirect adverse impacts of the COVID-19 pandemic persisted throughout 2021 and are expected to continue throughout 2022, including the worldwide semiconductor supply shortage and global supply chain disruptions. As a result, due to the continuing uncertainties surrounding the ultimate impacts of the COVID-19 pandemic and resulting potential future governmental actions and economic impacts, it is possible that these adverse impacts could reoccur, resulting in further adverse impacts on our future operating earnings and cash flows. We will continue to actively monitor all direct and indirect potential impacts of COVID-19, and will seek to aggressively mitigate and minimize their impact on our business.
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
In addition, we are carrying critical inventory items and key components, and we continue to procure productive, raw material and non-critical inventory components in order to satisfy our customers’ vehicle production schedules. However, as a result of our customers’ recent production volatility and cancellations, our balance of productive, raw and component material inventories has increased substantially from customary levels as of March 31, 2022 and December 31, 2021. We will continue to actively monitor and manage inventory levels across all inventory types in order to maximize both supply continuity and the efficient use of working capital.
Commercializing the high-tech evolution of the automotive industry. The automotive industry is increasingly evolving towards the implementation of software-dependent components and solutions. In particular, the industry is focused on the development of advanced driver assistance technologies, with the goal of developing and introducing a commercially-viable, fully automated driving experience. We expect automated driving technologies will provide strong societal benefit as well as the opportunity for long-term growth for our product offerings in this space. We are focused on enabling and delivering end-to-end smart mobility solutions, enabling our customers’ transition to more electrified, software-defined vehicles, accelerating the commercialization of active safety and autonomous driving technologies and providing enhanced user experience and connected services.
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
In March 2020, to further our leadership position in the automated driving space we completed a transaction with Hyundai Motor Group (“Hyundai”) to form Motional, Inc. (“Motional”), a joint venture focused on the design, development and commercialization of autonomous driving technologies.
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
However, there are many risks associated with these evolving areas, including the high development costs of active safety and autonomous driving technologies, the uncertain timing of customer and consumer adoption of these technologies, increased competition from entrants outside the traditional automotive industry and evolving regulations, such as the guidance for automated driving systems published by the U.S. Department of Transportation. While we believe we are well-positioned in these markets, the high development cost of active safety and autonomous driving technologies may result in a higher risk of exposure to the success of new or disruptive technologies different than those being developed by us or our partners.
Economic conditions. Our business is directly related to automotive sales and automotive vehicle production by our customers. Automotive sales depend on a number of factors, including global and regional economic conditions. Global automotive vehicle production increased 2% (flat on an AWM basis) from 2020 to 2021, primarily due to the impacts of the global supply chain disruptions, including the worldwide semiconductor supply shortage, which followed the significant decrease in vehicle production in 2020 due to the adverse impacts of the COVID-19 pandemic. Although 2021 global vehicle sales and production rates increased slightly, they were still significantly below historic levels. Compared to the unusually low 2020 production rates, vehicle production in 2021 increased by 2% in China, 1% in North America and 18% in South America, our smallest region, and decreased by 4% in Europe. Compared to 2021, vehicle production in the first three months of 2022 decreased by 6% (7% on an AWM basis).
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
Our operations are subject to certain risks inherent in doing business globally, including military conflicts in regions in which we operate, unexpected changes in laws or regulations governing trade, or other monetary or tax fiscal policy changes, including tariffs, quotas, customs and other import or export restrictions or trade barriers. We are also subject to risks associated with actions taken by governmental authorities to impose changes in laws or regulations that restrict certain business operations, trade or travel in response to a pandemic or widespread outbreak of an illness. For instance, as described above, the conflict between Ukraine and Russia has created numerous economic uncertainties, including the impact of sanctions announced to date against Russia and potential further sanctions, the impact on the global supply chain for raw materials produced in each country, as well as increased logistics costs and transit times, increased volatility in the value of the Russian Ruble and the actions of automotive OEMs and suppliers as it relates to production plans in each country. Any of the impacts mentioned above, among others, could adversely affect our business, business opportunities, results of operations, financial condition and cash flows.
In addition, the global spread of the COVID-19 pandemic and variants thereof in 2020, throughout 2021 and into 2022, has had various direct and indirect adverse impacts on our global operations, the automotive industry and economies around the world. Although certain of the adverse impacts of the pandemic abated during the second half of 2020, other direct and indirect adverse impacts continued throughout 2021 and 2022, such as the overall supply chain disruptions, including the global semiconductor supply shortage and current regional lockdowns imposed by governmental authorities in China. These impacts continue to negatively affect the global economy and automotive industry, and we anticipate that certain impacts will persist throughout 2022. As a result, we are unable to predict the ultimate impact to our business due to a number of evolving factors, including the duration and spread of the pandemic, the impact of the pandemic on economic activity, our supply chain, consumer demand and vehicle production schedules, and the actions of governmental authorities across the globe.
In addition, existing free trade laws and regulations, such as the United States-Mexico-Canada Agreement, provide certain beneficial duties and tariffs for qualifying imports and exports, subject to compliance with the applicable classification and other requirements. Changes in laws or policies governing the terms of trade, and in particular increased trade restrictions, tariffs or taxes on imports from countries where we manufacture products, such as China and Mexico, could have a material adverse effect on our business and financial results. Furthermore, management continues to monitor the volatile geopolitical environment to identify, quantify and assess threatened duties, taxes or other business restrictions which could adversely affect our business and financial results.
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
Engineering, design and development. Our history and culture of innovation have enabled us to develop significant intellectual property and design and development expertise to provide advanced technology solutions that meet the demands of our customers. We have a team of approximately 18,900 scientists, engineers and technicians focused on developing leading product solutions for our key markets, located at 12 major technical centers in China, Germany, India, Mexico, Poland, Singapore and the United States. We invest approximately $1.4 billion (which includes approximately $320 million co-investment by customers and government agencies) annually in research and development, including engineering, to maintain our portfolio of innovative products, and own/hold approximately 8,500 patents and protective rights. We also encourage “open innovation” and collaborate extensively with peers in the industry, government agencies and academic institutions. Our technology competencies are recognized by both customers and government agencies, who co-invest approximately $320 million annually in new product development, accelerating the pace of innovation and reducing the risk associated with successful commercialization of technological breakthroughs.
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
Pricing. Cost-cutting initiatives adopted by our customers result in increased downward pressure on pricing. Our customer supply agreements generally require step-downs in component pricing over the periods of production and OEMs have historically possessed significant leverage over their outside suppliers because the automotive component supply industry is fragmented and serves a limited number of automotive OEMs. Our profitability depends in part on our ability to generate sufficient production cost savings in the future to offset price reductions. In addition, during 2021, global economies and our industry were subjected to significant inflationary cost pressures, and these pressures have continued into 2022. We continue to work with our customers, both through price recoveries and adjustments as well as future pricing adjustments as contracts renew, to mitigate the impact of these inflationary pressures on our results of operations.
We are focused on maintaining a low fixed cost structure that provides us flexibility to remain profitable at all points of the traditional vehicle industry production cycle. As a result, approximately 97% of our hourly workforce is located in best cost countries. Furthermore, we have substantial operational flexibility by leveraging a large workforce of contingent workers, which represented approximately 22% of the hourly workforce as of March 31, 2022. However, we will continue to adjust our cost structure and optimize our manufacturing footprint in response to changes in the global and regional automotive markets and in order to increase investment in advanced technologies and engineering, as evidenced by our ongoing restructuring programs focused on reducing our global overhead costs and on the continued rotation of our manufacturing footprint to best cost locations in Europe. As we continue to operate in a cyclical industry that is impacted by movements in the global and regional economies, we continually evaluate opportunities to further refine our cost structure.
We have a strong balance sheet with gross debt of approximately $6.5 billion and substantial available liquidity of approximately $7.4 billion of cash equivalents, available financing under our Revolving Credit Facility and committed European accounts receivable factoring facility as of March 31, 2022, and no significant U.S. defined benefit or workforce postretirement health care benefits and employer-paid postretirement basic life insurance benefits (“OPEB”) liabilities. We intend to maintain strong financial discipline by targeting industry-leading earnings growth, cash flow generation and return on invested capital and to maintain sufficient liquidity to sustain our financial flexibility throughout the industry cycle.
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
The automotive technology and component supply industry is traditionally subject to inflationary pressures with respect to raw materials and labor which may place operational and profitability burdens on the entire supply chain. For instance, in 2021 and into 2022, the industry has been subjected to increased pricing pressures, specifically in relation to copper and petroleum-based resin products, which have increased significantly in price. In 2022, we have been impacted globally by increased overall inflation as a result of a variety of global trends. Due to various factors, the industry is also facing increased operating and logistics challenges from certain global supply chain disruptions, including a worldwide semiconductor supply shortage. This shortage has resulted in increased pricing pressures on semiconductors as well. In addition, we expect semiconductor supply cost and commodity cost volatility to have a continual impact on future earnings and/or operating cash flows. As such, we continually seek to mitigate both inflationary pressures and our material-related cost exposures using a number of approaches, including combining purchase requirements with customers and/or other suppliers, using alternate suppliers or product designs, negotiating cost reductions and/or commodity cost contract escalation clauses into our vehicle manufacturer supply contracts and hedging.

Three Months Ended March 31, 2022 versus Three Months Ended March 31, 2021
The results of operations for the three months ended March 31, 2022 and 2021 were as follows:

	Three Months Ended March 31,
	2022		2021		Favorable/(unfavorable)

	(dollars in millions)
Net sales	$4,178		$4,023		$155
Cost of sales	3,589		3,296		(293)
Gross margin	589	14.1%	727	18.1%	(138)
Selling, general and administrative	274		255		(19)
Amortization	37		37		—
Restructuring	22		6		(16)
Operating income	256		429		(173)
Interest expense	(43)		(40)		(3)
Other (expense) income, net	(39)		1		(40)
Income before income taxes and equity loss	174		390		(216)
Income tax expense	(21)		(48)		27
Income before equity loss	153		342		(189)
Equity loss, net of tax	(63)		(42)		(21)
Net income	90		300		(210)
Net income attributable to noncontrolling interest	1		5		(4)
Net income attributable to Aptiv	89		295		(206)
Mandatory convertible preferred share dividends	(16)		(16)		—
Net income attributable to ordinary shareholders	$73		$279		$(206)

Total Net Sales
Below is a summary of our total net sales for the three months ended March 31, 2022 versus 2021.

	Three Months Ended March 31,			Variance Due To:
	2022	2021	Favorable/(unfavorable)	Volume, net of contractual price reductions	FX	Commodity pass-through	Other	Total

	(in millions)			(in millions)
Total net sales	$4,178	$4,023	$155	$145	$(60)	$70	$—	$155
Total net sales for the three months ended March 31, 2022 increased 4% compared to the three months ended March 31, 2021. Our overall volumes increased 4% for the period, despite decreased global automotive production of 6% (7% on an AWM basis). The increase in volumes is primarily attributable to increases in North America and China, partially offset by declines in Europe. Our total net sales also reflect unfavorable foreign currency impacts, primarily related to the Euro, and contractual price reductions.

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

Cost of sales increased $293 million for the three months ended March 31, 2022 compared to the three months ended March 31, 2021, as summarized below. The Company’s material cost of sales was approximately 55% and 50% of net sales for the three months ended March 31, 2022 and 2021, respectively.

	Three Months Ended March 31,			Variance Due To:
	2022	2021	Favorable/(unfavorable)	Volume (a)	FX	Operational performance	Other	Total

	(dollars in millions)			(in millions)
Cost of sales	$3,589	$3,296	$(293)	$(117)	$53	$(203)	$(26)	$(293)
Gross margin	$589	$727	$(138)	$28	$(7)	$(203)	$44	$(138)
Percentage of net sales	14.1%	18.1%
(a)Presented net of contractual price reductions for gross margin variance.
The increase in cost of sales reflects increased volumes, the impacts from currency exchange and operational performance. Our operational performance for the three months ended March 31, 2022 includes approximately $130 million of increased costs for semiconductors and commodities, as well as approximately $20 million of increased costs, primarily related to material logistics costs associated with the global supply chain disruptions due to the worldwide semiconductor shortage and other extraordinary events. The total impacts within cost of sales resulting from the global supply chain disruptions were incremental costs of approximately $15 million during the three months ended March 31, 2022. Cost of sales was also impacted by the following items in Other above:
•$70 million of increased commodity pass-through costs; partially offset by
•Approximately $10 million of decreased incentive compensation costs.

Selling, General and Administrative Expense

	Three Months Ended March 31,
	2022	2021	Favorable/ (unfavorable)

	(dollars in millions)
Selling, general and administrative expense	$274	$255	$(19)
Percentage of net sales	6.6%	6.3%
Selling, general and administrative expense (“SG&A”) includes administrative expenses, information technology costs and incentive compensation related costs. SG&A increased as a percentage of net sales for the three months ended March 31, 2022 compared to 2021, partially due to an increase in other acquisition and project portfolio costs.

Amortization

	Three Months Ended March 31,
	2022	2021	Favorable/ (unfavorable)

	(in millions)
Amortization	$37	$37	$—
Amortization expense reflects the non-cash charge related to definite-lived intangible assets. The consistency in amortization during the three months ended March 31, 2022 compared to 2021 reflects the continued amortization of our definite-lived intangible assets, which resulted primarily from our acquisitions, over their estimated useful lives. Refer to Note 17. Acquisitions and Divestitures to the consolidated financial statements contained herein for further detail of our business acquisitions, including details of the intangible assets recorded in each transaction.

Restructuring

	Three Months Ended March 31,
	2022	2021	Favorable/ (unfavorable)

	(dollars in millions)
Restructuring	$22	$6	$(16)
Percentage of net sales	0.5%	0.1%
The Company recorded employee-related and other restructuring charges totaling approximately $22 million during the three months ended March 31, 2022. We expect to make cash payments of approximately $50 million over the next twelve months pursuant to currently implemented restructuring programs.
The Company recorded employee-related and other restructuring charges totaling approximately $6 million during the three months ended March 31, 2021.
We expect to continue to incur additional restructuring expense in 2022 and beyond, primarily related to programs focused on reducing global overhead costs and on the continued rotation of our manufacturing footprint to best cost locations in Europe, which includes approximately $25 million (of which approximately $15 million relates to the Advanced Safety and User Experience segment and approximately $10 million relates to the Signal and Power Solutions segment) for programs approved as of March 31, 2022. Additionally, as we continue to operate in a cyclical industry that is impacted by movements in the global and regional economies, we continually evaluate opportunities to further adjust our cost structure and optimize our manufacturing footprint. The Company plans to implement additional restructuring activities in the future, if necessary, in order to align manufacturing capacity and other costs with prevailing regional automotive production levels and locations, to improve the efficiency and utilization of other locations and in order to increase investment in advanced technologies and engineering. Such future restructuring actions are dependent on market conditions, customer actions and other factors.
Refer to Note 7. Restructuring to the consolidated financial statements contained herein for additional information.

Interest Expense

	Three Months Ended March 31,
	2022	2021	Favorable/ (unfavorable)

	(in millions)
Interest expense	$43	$40	$(3)
The increase in interest expense during the three months ended March 31, 2022 compared to 2021 reflects the issuance of $2.5 billion in aggregate principal amount of senior unsecured notes in February 2022, partially offset by the issuance of $1.5 billion in aggregate principal amount of 3.10% senior unsecured notes due 2051, which were utilized to redeem $700 million in aggregate principal amount of 4.15% senior unsecured notes due 2024 and $650 million in aggregate principal amount of 4.25% senior unsecured notes due 2026. Refer to Note 8. Debt to the consolidated financial statements contained herein for additional information.

Other Income, Net

	Three Months Ended March 31,
	2022	2021	Favorable/ (unfavorable)

	(in millions)
Other (expense) income, net	$(39)	$1	$(40)
Other expense, net for the three months ended March 31, 2022 includes a loss of $32 million recognized for the change in fair value of publicly traded equity securities.
Refer to Note 16. Other Income, net to the consolidated financial statements contained herein for additional information.

Income Taxes

	Three Months Ended March 31,
	2022	2021	Favorable/ (unfavorable)

	(in millions)
Income tax expense	$21	$48	$27
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
The Company’s effective tax rate for the three months ended March 31, 2022 also includes net discrete tax benefits of approximately $4 million, primarily related to changes in reserves. The effective tax rate for the three months ended March 31, 2021 includes net discrete tax benefits of $1 million, primarily related to changes in accruals for unremitted earnings and provision to return adjustments. Refer to Note 11. Income Taxes to the consolidated financial statements contained herein for additional information.

Equity Loss

	Three Months Ended March 31,
	2022	2021	Favorable/ (unfavorable)

	(in millions)
Equity loss, net of tax	$63	$42	$(21)
Equity loss, net of tax reflects the Company’s interest in the results of ongoing operations of entities accounted for as equity method investments. The equity losses recognized by Aptiv for each period presented are primarily attributable to the Motional autonomous driving joint venture.

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
Effective on January 1, 2022, the Company now excludes amortization expense of intangible assets from the calculation of Adjusted Operating Income, as reflected in the definition below. The Company’s management believes that the updated calculation of this non-GAAP financial measure will be more useful to both management and investors in their analysis of the Company’s results of operations due to recent and pending acquisitions. Amortization of intangible assets generally results from a write-up in the value of assets in connection with an acquisition. The Company believes that exclusion of amortization expense will facilitate more comparable operating results of the Company over time, between periods when the Company is more or less acquisitive and allows for improved comparison with both acquisitive and non-acquisitive peer companies. The historical presentation of Adjusted Operating Income in the tables below has been revised to be consistent with this updated calculation.
The reconciliation of Adjusted Operating Income to operating income includes, as applicable, amortization, restructuring, other acquisition and portfolio project costs (which includes costs incurred to integrate acquired businesses and to plan and execute product portfolio transformation actions, including business and product acquisitions and divestitures), asset impairments, gains (losses) on business divestitures and other transactions and deferred compensation related to acquisitions. The reconciliations of Adjusted Operating Income to net income attributable to Aptiv for the three months ended March 31, 2022 and 2021 are as follows:

	Signal and Power Solutions	Advanced Safety and User Experience	Total

	(in millions)
For the Three Months Ended March 31, 2022:
Adjusted operating income	$308	$16	$324
Amortization	(35)	(2)	(37)
Restructuring	(9)	(13)	(22)
Other acquisition and portfolio project costs	(7)	(2)	(9)
Operating income (loss)	$257	$(1)	256
Interest expense			(43)
Other expense, net			(39)
Income before income taxes and equity loss			174
Income tax expense			(21)
Equity loss, net of tax			(63)
Net income			90
Net income attributable to noncontrolling interest			1
Net income attributable to Aptiv			$89

	Signal and Power Solutions	Advanced Safety and User Experience	Total

	(in millions)
For the Three Months Ended March 31, 2021:
Adjusted operating income	$406	$68	$474
Amortization	(35)	(2)	(37)
Restructuring	2	(8)	(6)
Other acquisition and portfolio project costs	(1)	(1)	(2)
Operating income	$372	$57	429
Interest expense			(40)
Other income, net			1
Income before income taxes and equity loss			390
Income tax expense			(48)
Equity loss, net of tax			(42)
Net income			300
Net income attributable to noncontrolling interest			5
Net income attributable to Aptiv			$295

Net sales, gross margin as a percentage of net sales and Adjusted Operating Income by segment for the three months ended March 31, 2022 and 2021 are as follows:

Net Sales by Segment

	Three Months Ended March 31,			Variance Due To:
	2022	2021	Favorable/(unfavorable)	Volume, net of contractual price reductions	FX	Commodity pass-through	Other	Total

	(in millions)			(in millions)
Signal and Power Solutions	$3,106	$3,022	$84	$70	$(56)	$70	$—	$84
Advanced Safety and User Experience	1,082	1,011	71	75	(4)	—	—	71
Eliminations and Other	(10)	(10)	—	—	—	—	—	—
Total	$4,178	$4,023	$155	$145	$(60)	$70	$—	$155

Gross Margin Percentage by Segment

	Three Months Ended March 31,
	2022	2021
Signal and Power Solutions	16.3%	20.0%
Advanced Safety and User Experience	7.7%	12.2%
Total	14.1%	18.1%
Adjusted Operating Income by Segment

	Three Months Ended March 31,			Variance Due To:
	2022	2021	Favorable/(unfavorable)	Volume, net of contractual price reductions	Operational performance	Other	Total

	(in millions)			(in millions)
Signal and Power Solutions	$308	$406	$(98)	$2	$(123)	$23	$(98)
Advanced Safety and User Experience	16	68	(52)	26	(80)	2	(52)
Total	$324	$474	$(150)	$28	$(203)	$25	$(150)
As noted in the table above, Adjusted Operating Income for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021 was impacted by volume and contractual price reductions, including product mix, and operational performance. Our operational performance for the three months ended March 31, 2022 includes approximately $130 million of increased costs for semiconductors and commodities, as well as approximately $20 million of increased costs, primarily related to material logistics costs associated with the global supply chain disruptions due to the worldwide semiconductor shortage and other extraordinary events. The total impacts within Adjusted Operating Income resulting from the global supply chain disruptions were incremental costs of approximately $15 million during the three months ended March 31, 2022. Adjusted Operating Income was also impacted by the following item included within Other in the table above:
•Approximately $25 million of decreased incentive compensation costs.

Liquidity and Capital Resources
Overview of Capital Structure
Our liquidity requirements are primarily to fund our business operations, including capital expenditures and working capital requirements, as well as to fund debt service requirements, operational restructuring activities and dividends on our outstanding preferred shares. Our primary sources of liquidity are cash flows from operations, our existing cash balance, and as necessary and available, borrowings under credit facilities and issuance of long-term debt and equity. To the extent we generate discretionary cash flow we may consider using this additional cash flow for optional prepayments of existing indebtedness, strategic acquisitions or investments, and/or general corporate purposes. We will also continually explore ways to enhance our capital structure.
As of March 31, 2022, we had cash and cash equivalents of $4.9 billion and net debt (defined as outstanding debt less cash and cash equivalents) of $1.7 billion. The following table summarizes our available liquidity, which includes cash, cash equivalents and funds available under our significant committed credit facilities, as of March 31, 2022. The amounts disclosed as available under the Company’s significant committed credit facilities are available without violating our existing debt covenants, which are described below.

March 31, 2022

(in millions)
Cash and cash equivalents	$4,877
Revolving Credit Facility, unutilized portion (1)	2,000
Committed European accounts receivable factoring facility, unutilized portion (2)	499
Total available liquidity	$7,376
(1)Availability reduced by less than $1 million in letters of credit issued under the Credit Agreement as of March 31, 2022.
(2)Based on March 31, 2022 foreign currency rates, subject to the availability of eligible accounts receivable.
Despite the current global economic impacts and uncertainties resulting from the conflict between Ukraine and Russia, the ongoing global supply chain disruptions, the COVID-19 pandemic and the resulting direct and indirect impacts on global vehicle production, we currently expect existing cash, available liquidity and cash flows from operations to continue to be sufficient to fund our global operating activities, including restructuring payments, any mandatory payments required under the Credit Agreement as described below, dividends on preferred shares and capital expenditures. Furthermore, we expect to acquire Wind River and pay other required fees and expenses in connection with the proposed acquisition primarily utilizing cash on hand, including proceeds from the issuance of $2.5 billion in aggregate principal amount of senior unsecured notes in February 2022.
We also continue to expect to be able to move funds between different countries to manage our global liquidity needs without material adverse tax implications, subject to current monetary policies and the terms of the Credit Agreement. We utilize a combination of strategies, including dividends, cash pooling arrangements, intercompany loan repayments and other distributions and advances to provide the funds necessary to meet our global liquidity needs. There are no significant restrictions on the ability of our subsidiaries to pay dividends or make other distributions to Aptiv. As of March 31, 2022, the Company’s cash and cash equivalents held by our non-U.S. subsidiaries totaled approximately $4.9 billion. If additional non-U.S. cash was needed for our U.S. operations, we may be required to accrue and pay withholding if we were to distribute such funds from non-U.S. subsidiaries to the U.S.; however, based on our current liquidity needs and strategies, we do not anticipate a need to accrue and pay such additional amounts.
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
There were no shares repurchased during the three months ended March 31, 2022 and 2021.
As of March 31, 2022, approximately $13 million of share repurchases remained available under the April 2016 share repurchase program, which is in addition to the share repurchase program of up to $2.0 billion that was previously announced in January 2019. This program, which will commence following the completion of the April 2016 share repurchase program, provides for share purchases in the open market or in privately negotiated transactions, depending on share price, market conditions and other factors, as determined by the Company. All previously repurchased shares were retired, and are reflected as a reduction of ordinary share capital for the par value of the shares, with the excess applied as reductions to additional paid-in-capital and retained earnings.
Preferred Dividends
In the first quarter of 2022, the Board of Directors declared and paid a quarterly cash dividend of approximately $1.375 per mandatory convertible preferred share outstanding.
Acquisitions and Other Transactions
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
Wind River—In January 2022, Aptiv entered into a definitive agreement to acquire 100% of the equity interests of Wind River, a global leader in delivering software for the intelligent edge, for approximately $4.3 billion, subject to customary post-closing adjustments. The transaction is expected to close in mid-2022, subject to regulatory approvals and customary closing conditions. Upon completion, we anticipate that Wind River will become part of Aptiv’s Advanced Safety and User Experience segment. The Company intends to acquire Wind River primarily utilizing cash on hand, including proceeds from the issuance of $2.5 billion in aggregate principal amount of senior unsecured notes in February 2022.
Refer to Note 17. Acquisitions and Divestitures to the consolidated financial statements contained herein for further detail of the Company’s business acquisitions.
Technology Investments—In February 2022, Quanergy Systems, Inc. (“Quanergy”) merged with a publicly traded special purpose acquisition company (“SPAC”) and shares of Quanergy began trading on the NYSE under the symbol QNGY. As part of the SPAC merger, our preferred shares in Quanergy were converted into Quanergy ordinary shares. During the three months ended March 31, 2022, the Company sold a portion of its Quanergy ordinary shares for net proceeds of approximately $2 million.
In September 2021, Valens Semiconductor Ltd. (“Valens”) merged with a publicly traded SPAC and shares of Valens began trading on the NYSE under the symbol VLN. As part of the SPAC merger, our preferred shares in Valens were converted into Valens ordinary shares.
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
Refer to Note 21. Investments in Affiliates to the consolidated financial statements contained herein for further detail of the Company’s technology investments.
Investment in TTTech Auto AG—On March 15, 2022, Aptiv acquired approximately 20% of the equity interests of TTTech Auto AG (“TTTech Auto”), a leading provider of safety-critical middleware solutions for advanced driver-assistance systems and autonomous driving applications, in exchange for €200 million (approximately $220 million, using foreign currency rates on the investment date). The Company made the investment in TTTech Auto utilizing cash on hand. The Company’s investment in TTTech Auto is accounted for using the equity method of accounting following the date of the investment.
Credit Agreement
Aptiv PLC and its wholly-owned subsidiary Aptiv Corporation entered into a credit agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent (the “Administrative Agent”), under which it maintains senior unsecured credit facilities currently consisting of a term loan (the “Tranche A Term Loan”) and a revolving credit facility of $2 billion (the “Revolving Credit Facility”). Subsequently, Aptiv Global Financing Limited (“AGFL”), a wholly-owned subsidiary of Aptiv PLC, executed a joinder agreement to the Credit Agreement, which allows it to act as a borrower under the Credit Agreement, and a guaranty supplement, under which AGFL guarantees the obligations under the Credit Agreement, subject to certain exceptions.
The Credit Agreement was entered into in March 2011 and has been subsequently amended and restated on several occasions, most recently on June 24, 2021. The June 2021 amendment, among other things, (1) refinanced and replaced the existing term loan A and revolver with a new term loan A that matures in five years, and a new five-year revolving credit facility with aggregate commitments of $2 billion, (2) utilized the Company’s existing sustainability-linked metrics and commitments, that, if achieved, would change the facility fee and interest rate margins as described below, and (3) established the leverage ratio maintenance covenant that requires the Company to maintain total net leverage (as calculated in accordance with the Credit Agreement) of less than 3.5 to 1.0 (or 4.0 to 1.0 for four full fiscal quarters following completion of material acquisitions, as defined in the Credit Agreement) and allowed for dividends and other payments on equity.
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
As of March 31, 2022, there were no amounts drawn on the Revolving Credit Facility and less than $1 million in letters of credit were issued under the Credit Agreement. Letters of credit issued under the Credit Agreement reduce availability under the Revolving Credit Facility. No amounts were drawn on the Revolving Credit Facility during the three months ended March 31, 2022.

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

	March 31, 2022		December 31, 2021
	LIBOR plus	ABR plus	LIBOR plus	ABR plus
Revolving Credit Facility	1.10%	0.10%	1.10%	0.10%
Tranche A Term Loan	1.125%	0.125%	1.125%	0.125%
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
The interest rate period with respect to LIBOR interest rate options can be set at one-, three-, or six-months as selected by Aptiv in accordance with the terms of the Credit Agreement (or other period as may be agreed by the applicable lenders). Aptiv may elect to change the selected interest rate option in accordance with the provisions of the Credit Agreement. As of March 31, 2022, Aptiv selected the one-month LIBOR interest rate option on the Tranche A Term Loan, and the rates effective as of March 31, 2022, as detailed in the table below, were based on the Company’s current credit rating and the Applicable Rate for the Credit Agreement:

		Borrowings as of
		March 31, 2022	Rates effective as of
	Applicable Rate	(in millions)	March 31, 2022
Tranche A Term Loan	LIBOR plus 1.125%	$313	1.625%
Borrowings under the Credit Agreement are prepayable at Aptiv’s option without premium or penalty.
The Credit Agreement contains certain covenants that limit, among other things, the Company’s (and the Company’s subsidiaries’) ability to incur certain additional indebtedness or liens or to dispose of substantially all of its assets. In addition, under the June 2021 amendment, the Credit Agreement requires that the Company maintain a consolidated leverage ratio (the ratio of Consolidated Total Indebtedness to Consolidated EBITDA, each as defined in the Credit Agreement) of not more than 3.5 to 1.0 (or 4.0 to 1.0 for four full fiscal quarters following completion of material acquisitions, as defined in the Credit Agreement). The Credit Agreement also contains events of default customary for financings of this type. The Company was in compliance with the Credit Agreement covenants as of March 31, 2022.
As of March 31, 2022, all obligations under the Credit Agreement were borrowed by Aptiv Corporation and jointly and severally guaranteed by AGFL and Aptiv PLC, subject to certain exceptions set forth in the Credit Agreement.

Senior Unsecured Notes
As of March 31, 2022, the Company had the following senior unsecured notes issued and outstanding:

Aggregate Principal Amount (in millions)	Stated Coupon Rate	Issuance Date	Maturity Date	Interest Payment Date

$700	2.396%	February 2022	February 2025	February 18 and August 18
776	1.50%	March 2015	March 2025	March 10
554	1.60%	September 2016	September 2028	September 15
300	4.35%	March 2019	March 2029	March 15 and September 15
800	3.25%	February 2022	March 2032	March 1 and September 1
300	4.40%	September 2016	October 2046	April 1 and October 1
350	5.40%	March 2019	March 2049	March 15 and September 15
1,500	3.10%	November 2021	December 2051	June 1 and December 1
1,000	4.15%	February 2022	May 2052	May 1 and November 1
Although the specific terms of each indenture governing each series of senior notes vary, the indentures contain certain restrictive covenants, including with respect to Aptiv’s (and Aptiv’s subsidiaries) ability to incur liens, enter into sale and leaseback transactions and merge with or into other entities. As of March 31, 2022, the Company was in compliance with the provisions of all series of the outstanding senior notes. Refer to Note 8. Debt to the consolidated financial statements contained herein for additional information.
Guarantor Summarized Financial Information
As further described in Note 8. Debt to the consolidated financial statements contained herein, Aptiv PLC, Aptiv Corporation and AGFL are each potential borrowers under the Credit Agreement, under which such borrowings would be guaranteed by each of the other two entities. Aptiv PLC issued the 2015 Euro-denominated Senior Notes, 2016 Euro-denominated Senior Notes, 2016 Senior Notes, 2019 Senior Notes and 2021 Senior Notes. In February 2022, Aptiv Corporation and AGFL were added as guarantors on each series of outstanding senior notes previously issued by Aptiv PLC. AGFL was added as a joint and several co-issuer of the 2021 Senior Notes in December 2021, effective as of the date of issuance. Aptiv PLC and Aptiv Corporation jointly issued the 2022 Senior Notes, which are guaranteed by AGFL. Together, Aptiv PLC, Aptiv Corporation and AGFL comprise the “Obligor Group.” All other consolidated direct and indirect subsidiaries of Aptiv PLC are not subject to any guarantee under any series of notes outstanding (the “Non-Guarantors”). The guarantees rank equally in right of payment with all of the guarantors’ existing and future senior indebtedness, are effectively subordinated to any of their existing and future secured indebtedness to the extent of the value of the collateral securing such indebtedness and are structurally subordinated to the indebtedness of each of their existing and future subsidiaries that is not a guarantor.
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
The historical presentation of the summarized financial information has been revised to be consistent with the presentation of the entities that comprise the structure of the Obligor Group as of March 31, 2022.

Obligor Group

Three Months Ended March 31, 2022	(in millions)
Net sales	$—
Gross margin	$—
Operating loss	$(25)
Net loss	$(78)
Net loss attributable to Aptiv	$(78)

As of March 31, 2022:
Current assets (1)	$8,402
Long-term assets (1)	$51
Current liabilities (2)	$6,321
Long-term liabilities (2)	$6,719
Noncontrolling interest	$—

As of December 31, 2021
Current assets (3)	$6,432
Long-term assets	$14
Current liabilities (2)	$6,572
Long-term liabilities (2)	$4,276
Noncontrolling interest	$—
(1)Includes current assets of $4,097 million and long-term assets of $37 million due from Non-Guarantors as of March 31, 2022.
(2)Includes current liabilities of $6,271 million and $6,530 million, and long-term liabilities of $226 million and $226 million, due to Non-Guarantors as of March 31, 2022 and December 31, 2021, respectively.
(3)Includes current assets of $4,136 million due from Non-Guarantors, which includes amounts due from affiliates of $5 million, as of December 31, 2021,
Other Financing
Receivable factoring—Aptiv maintains a €450 million European accounts receivable factoring facility that is available on a committed basis and allows for factoring of receivables denominated in both Euros and U.S. dollars (“USD”). This facility is accounted for as short-term debt and borrowings are subject to the availability of eligible accounts receivable. Collateral is not required related to these trade accounts receivable. This facility became effective on January 1, 2021 and has a term of three years, subject to Aptiv’s right to terminate at any time with three months’ notice. After expiration of the three year term, either party can terminate with three months’ notice. Borrowings denominated in Euros under the facility bear interest at the three-month Euro Interbank Offered Rate (“EURIBOR”) plus 0.50% and USD borrowings bear interest at two-month LIBOR plus 0.50%, with borrowings under either denomination carrying a minimum interest rate of 0.20%. As of March 31, 2022 and December 31, 2021, Aptiv had no amounts drawn on the European accounts receivable factoring facility. No amounts were drawn under the European accounts receivable factoring facility during the three months ended March 31, 2022.
Finance leases and other—As of March 31, 2022 and December 31, 2021, approximately $38 million and $14 million, respectively, of other debt primarily issued by certain non-U.S. subsidiaries and finance lease obligations were outstanding.
Letter of credit facilities—In addition to the letters of credit issued under the Credit Agreement, Aptiv had approximately $3 million and $3 million outstanding through other letter of credit facilities as of March 31, 2022 and December 31, 2021, respectively, primarily to support arrangements and other obligations at certain of its subsidiaries.
Cash Flows
Intra-month cash flow cycles vary by region, but in general we are users of cash through the first half of the month and we generate cash during the latter half of the month. Due to this cycle of cash flows, we may utilize short-term financing, including our Revolving Credit Facility and European accounts receivable factoring facility, to manage our intra-month working capital needs. Our cash balance typically peaks at month end.
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

Operating activities—Net cash used in operating activities totaled $202 million for the three months ended March 31, 2022 and net cash provided by operating activities totaled $252 million for the three months ended March 31, 2021. Cash flows used in operating activities for the three months ended March 31, 2022 consisted primarily of net earnings of $90 million, increased by $199 million for non-cash charges for depreciation, amortization and pension costs, offset by $560 million related to changes in operating assets and liabilities, net of restructuring and pension contributions. Cash flows provided by operating activities for the three months ended March 31, 2021 consisted primarily of net earnings of $300 million, increased by $203 million for non-cash charges for depreciation, amortization and pension costs, partially offset by $328 million related to changes in operating assets and liabilities, net of restructuring and pension contributions.
Investing activities—Net cash used in investing activities totaled $465 million for the three months ended March 31, 2022, as compared to $134 million for the three months ended March 31, 2021. The increase in usage is primarily attributable to $220 million paid for business acquisitions and other transactions and increased capital expenditures of $113 million during the three months ended March 31, 2022 as compared to the three months ended March 31, 2021.
Financing activities—Net cash provided by financing activities totaled $2,411 million for the three months ended March 31, 2022 and net cash used in financing activities totaled $77 million for the three months ended March 31, 2021. Cash flows provided by financing activities for the three months ended March 31, 2022 primarily included net proceeds of $2,472 million received from the issuance of the 2022 Senior Notes, partially offset by $16 million of MCPS dividend payments. Cash flows used in financing activities for the three months ended March 31, 2021 included $16 million in repayments under debt agreements and $16 million of MCPS dividend payments.
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
Critical Accounting Estimates
There have been no significant changes in our critical accounting estimates during the three months ended March 31, 2022.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes to the information concerning our exposures to market risk as stated in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. As described in the Form 10-K, we have currency exposures related to buying, selling and financing in currencies other than the local functional currencies in which we operate (“transactional exposure”). We also have currency exposures related to the translation of the financial statements of our non-U.S. subsidiaries that use the local currency as their functional currency into U.S. dollars, the Company’s reporting currency (“translational exposure”). As described in Note 14. Derivatives and Hedging Activities to the unaudited consolidated financial statements included in Part I, Item 1 of this report, to manage this risk the Company designates certain qualifying instruments as net investment hedges of certain non-U.S. subsidiaries. The effective portion of the gains or losses on instruments designated as net investment hedges are recognized within the cumulative translation adjustment component of OCI to offset changes in the value of the net investment in these foreign currency-denominated operations.

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
As of March 31, 2022, the Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated, for disclosure purposes, the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective to provide reasonable assurance that the desired control objectives were achieved as of March 31, 2022.
Changes in Internal Control over Financial Reporting
There were no material changes in the Company’s internal controls over financial reporting during the three months ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
We are from time to time subject to various actions, claims, suits, government investigations, and other proceedings incidental to our business, including those arising out of alleged defects, breach of contracts, competition and antitrust matters, product warranties, intellectual property matters, personal injury claims and employment-related matters. For a description of risks related to various legal proceedings and claims, see Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2021. For a description of our outstanding material legal proceedings, see Note 10. Commitments and Contingencies to the unaudited consolidated financial statements included in this report.

ITEM 1A. RISK FACTORS
We are including the following revised risk factor to reflect a material development subsequent to the risk factors presented in our Annual Report on Form 10-K for the year ended December 31, 2021. Except for the following revised risk factor, there have been no material changes in risk factors for the Company in the period covered by this report. The revised risk factor should be read in conjunction with or description of risk factors in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.
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
•unexpected changes in laws, regulations, economic and trade sanctions, trade or monetary or fiscal policy, including interest rates, foreign currency exchange rates and changes in the rate of inflation in the U.S. and other countries;
•tariffs, quotas, customs and other import or export restrictions and other trade barriers;
•expropriation and nationalization;
•difficulty of enforcing agreements, collecting receivables and protecting assets through certain non-U.S. legal systems;
•reduced technology, data or intellectual property protections;
•limitations on repatriation of earnings;
•withholding and other taxes on remittances and other payments by subsidiaries;
•investment restrictions or requirements;
•violence and civil unrest in local countries, including the conflict between Ukraine and Russia; and
•compliance with the requirements of an increasing body of applicable anti-bribery laws, including the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act and similar laws of various other countries.
Additionally, our global operations may also be adversely affected by political events, terrorist events and hostilities, complications due to natural, nuclear or other disasters or the spread of an infectious disease, virus or other widespread illness. For instance, the conflict between Ukraine and Russia caused the U.S., European Union and other nations to implement broad economic sanctions against Russia. These countries may impose further sanctions and take other actions as the situation continues. While it is difficult to anticipate the impact the sanctions announced to date may have on us, any further sanctions imposed or actions taken by these countries, and any retaliatory measures by Russia in response, including restrictions on energy supplies from Russia to countries in the region and asset expropriations, could increase our costs, reduce our sales and earnings or otherwise have an adverse effect on our operations.
Ukraine and Russia are significant global producers of raw materials used in our supply chain, including copper, aluminum, palladium and neon gases. Disruptions in the supply and volatility in the price of these materials and other inputs produced by Ukraine or Russia, including increased logistics costs and longer transit times, could adversely impact our business and results of operations. The conflict has also increased the likelihood of cyberattacks occurring, which could either directly or indirectly impact our operations. Furthermore, customer production plans in the region remain uncertain and many businesses, including certain automotive OEMs and suppliers, have announced their plans to sever business ties or cease operations in Russia, indefinitely shut down production operations in Russia, relocate production out of Russia and/or suspend shipments of products, supplies, resources and goods into Russia. The conflict has also led to significant volatility in the value of the Russian Ruble, which, in combination with the sanctions and other factors described above, may result in a significant reduction in consumer demand in Russia for many products, including vehicles.

We do not have a material physical presence in either Ukraine or Russia, with approximately 1% of our workforce located in the countries as of December 31, 2021, while approximately 2% of our annual net sales are generated from manufacturing facilities in those countries for the year ended December 31, 2021. However, the impacts of the conflict have adversely impacted, and may continue to adversely impact, global economies, and in particular, the European economy, a region which accounted for approximately 33% of our total net sales for the year ended December 31, 2021. We have incurred costs (including capital expenditures), and expect to continue to incur costs, to relocate production out of Ukraine and to duplicate such production in other countries. While we expect our customers to reimburse us for all of such costs, there can be no assurances that we will recover all of these costs and we cannot assure that we will not experience prolonged production shutdowns prior to completing this process. We continue to monitor the situation and will seek to minimize its impact to our business, while prioritizing the safety and well-being of our employees located in both countries and our compliance with applicable laws and regulations in the locations where we operate. Any of the impacts mentioned above, among others, could adversely affect our business, business opportunities, results of operations, financial condition and cash flows.
In addition, the global spread of COVID-19, which originated in late 2019 and was later declared a pandemic by the World Health Organization in March 2020, caused certain governmental authorities worldwide to initiate “lockdown” orders for all non-essential activities, which at times, included extended shutdowns of businesses in the impacted regions. Beginning late in the first quarter of 2022 and continuing into the second quarter, various regions in China, including regions where Aptiv has operations, have been subjected to new lockdowns imposed by governmental authorities to mitigate the spread of COVID-19 in those areas. In response, our manufacturing facilities located in these areas have implemented measures designed to minimize the impacts of any shutdowns. Despite these measures, production interruptions adversely impacted sales and profitability at the end of the first quarter, and it is currently unclear how long the lockdowns will continue. Although the duration and impact of these governmental lockdowns remains uncertain, we currently anticipate that our second quarter results of operations and cash flows are likely to be adversely impacted. This or any further political or governmental developments or health concerns in China, Mexico or other countries in which we operate could result in social, economic and labor instability. These uncertainties could have a material adverse effect on the continuity of our business and our results of operations and financial condition.
Existing free trade laws and regulations, such as the United States-Mexico-Canada Agreement, provide certain beneficial duties and tariffs for qualifying imports and exports, subject to compliance with the applicable classification and other requirements. Changes in laws or policies governing the terms of trade, and in particular increased trade restrictions, tariffs or taxes on imports from countries where we manufacture products, such as China and Mexico, could have a material adverse effect on our business and financial results. Furthermore, management continues to monitor the volatile geopolitical environment to identify, quantify and assess threatened duties, taxes or other business restrictions which could adversely affect our business and financial results.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
There were no repurchases of equity securities during the three months ended March 31, 2022. In January 2019, the Board of Directors authorized a share repurchase program of up to $2.0 billion. This program will commence following the completion of the previously announced share repurchase program of $1.5 billion, which was approved by the Board of Directors in April 2016. As of March 31, 2022, approximately $2,013 million remained available for repurchases pursuant to these programs.

ITEM 6. EXHIBITS

Exhibit Number	Description
4.1
Eighth Supplemental Indenture, dated as of February 18, 2022, among Aptiv PLC, Aptiv Corporation, Aptiv Global Financing Limited, Wilmington Trust, National Association, as Trustee, and Deutsche Bank Trust Company Americas, as Registrar, Paying Agent and Authenticating Agent (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K of the Company filed with the SEC on February 18, 2022)

4.2
Ninth Supplemental Indenture, dated as of February 18, 2022, among Aptiv PLC, Aptiv Corporation, Aptiv Global Financing Limited, Wilmington Trust, National Association, as Trustee, and Deutsche Bank Trust Company Americas, as Registrar, Paying Agent and Authenticating Agent (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K of the Company filed with the SEC on February 18, 2022)

10.1	Form of Officer Time-Based RSU Award pursuant to the Aptiv PLC Long-Term Incentive Plan, as amended and restated, effective 2022*+
10.2	Form of Officer Performance-Based RSU Award pursuant to the Aptiv PLC Long-Term Incentive Plan, as amended and restated, effective 2022*+
10.3	Offer letter for William T. Presley, dated September 12, 2020*+
10.4	Offer letter for Katherine H. Ramundo, dated December 12, 2020*+
22	List of Guarantor Subsidiaries*
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer*
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	Inline XBRL Instance Document# - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document#
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document#
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document#
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document#
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document#
104	Cover Page Interactive Data File# - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
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

Dated: May 5, 2022