Form 10-Q
period 2022-06-30
Aptiv PLC
filed 2022-08-04
CIK 1521332

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
For the quarterly period ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of the registrant’s ordinary shares outstanding, $0.01 par value per share as of July 29, 2022, was 270,932,774.

APTIV PLC

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
APTIV PLC
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(in millions, except per share amounts)
Net sales	$4,057	$3,807	$8,235	$7,830
Operating expenses:
Cost of sales	3,617	3,205	7,206	6,501
Selling, general and administrative	286	266	560	521
Amortization	38	37	75	74
Restructuring (Note 7)	19	14	41	20
Total operating expenses	3,960	3,522	7,882	7,116
Operating income	97	285	353	714
Interest expense	(56)	(38)	(99)	(78)
Other (expense) income, net (Note 16)	(25)	—	(64)	1
Income before income taxes and equity loss	16	247	190	637
Income tax expense	(16)	(28)	(37)	(76)
Income before equity loss	—	219	153	561
Equity loss, net of tax	(72)	(53)	(135)	(95)
Net (loss) income	(72)	166	18	466
Net (loss) income attributable to noncontrolling interest	(27)	3	(26)	8
Net (loss) income attributable to Aptiv	(45)	163	44	458
Mandatory convertible preferred share dividends (Note 12)	(16)	(16)	(32)	(32)
Net (loss) income attributable to ordinary shareholders	$(61)	$147	$12	$426

Basic net (loss) income per share:
Basic net (loss) income per share attributable to ordinary shareholders	$(0.23)	$0.54	$0.04	$1.58
Weighted average number of basic shares outstanding	270.93	270.49	270.86	270.40

Diluted net (loss) income per share (Note 12):
Diluted net (loss) income per share attributable to ordinary shareholders	$(0.23)	$0.54	$0.04	$1.57
Weighted average number of diluted shares outstanding	270.93	271.06	271.11	271.10
See notes to consolidated financial statements.

APTIV PLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(in millions)
Net (loss) income	$(72)	$166	$18	$466
Other comprehensive (loss) income:
Currency translation adjustments	(177)	43	(212)	(49)
Net change in unrecognized (loss) gain on derivative instruments, net of tax (Note 14)	(99)	5	(62)	(2)
Employee benefit plans adjustment, net of tax	5	23	7	30
Other comprehensive (loss) income	(271)	71	(267)	(21)
Comprehensive (loss) income	(343)	237	(249)	445
Comprehensive (loss) income attributable to noncontrolling interests	(21)	4	(23)	8
Comprehensive (loss) income attributable to Aptiv	$(322)	$233	$(226)	$437
See notes to consolidated financial statements.

APTIV PLC
CONSOLIDATED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(Unaudited)

	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$4,670	$3,139
Accounts receivable, net of allowance for doubtful accounts of $43 million and $37 million, respectively (Note 2)	3,028	2,784
Inventories (Note 3)	2,362	2,014
Other current assets (Note 4)	498	499
Total current assets	10,558	8,436
Long-term assets:
Property, net	3,211	3,294
Operating lease right-of-use assets	414	383
Investments in affiliates (Note 21)	1,863	1,797
Intangible assets, net (Note 2)	876	964
Goodwill (Note 2)	2,392	2,511
Other long-term assets (Note 4)	594	622
Total long-term assets	9,350	9,571
Total assets	$19,908	$18,007
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt (Note 8)	$17	$8
Accounts payable	2,749	2,953
Accrued liabilities (Note 5)	1,253	1,246
Total current liabilities	4,019	4,207
Long-term liabilities:
Long-term debt (Note 8)	6,433	4,059
Pension benefit obligations	421	440
Long-term operating lease liabilities	334	304
Other long-term liabilities (Note 5)	419	436
Total long-term liabilities	7,607	5,239
Total liabilities	11,626	9,446
Commitments and contingencies (Note 10)
Shareholders’ equity:
Preferred shares, $0.01 par value per share, 50,000,000 shares authorized; 11,500,000 shares of 5.50% Mandatory Convertible Preferred Shares, Series A, issued and outstanding as of June 30, 2022 and December 31, 2021	—	—
Ordinary shares, $0.01 par value per share, 1,200,000,000 shares authorized, 270,932,774 and 270,514,140 issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	3	3
Additional paid-in-capital	3,949	3,939
Retained earnings	5,089	5,077
Accumulated other comprehensive loss (Note 13)	(942)	(672)
Total Aptiv shareholders’ equity	8,099	8,347
Noncontrolling interest	183	214
Total shareholders’ equity	8,282	8,561
Total liabilities and shareholders’ equity	$19,908	$18,007
See notes to consolidated financial statements.

APTIV PLC
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
	2022	2021

	(in millions)
Cash flows from operating activities:
Net income	$18	$466
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	309	316
Amortization	75	74
Amortization of deferred debt issuance costs	4	6
Restructuring expense, net of cash paid	10	(28)
Deferred income taxes	(5)	4
Pension and other postretirement benefit expenses	16	24
Loss from equity method investments, net of dividends received	135	99
Loss on modification of debt	—	1
Share-based compensation	46	57
Other charges related to Ukraine/Russia conflict	54	—
Changes in operating assets and liabilities:
Accounts receivable, net	(244)	160
Inventories	(358)	(501)
Other assets	29	(63)
Accounts payable	(150)	23
Accrued and other long-term liabilities	(64)	(53)
Other, net	27	(24)
Pension contributions	(9)	(12)
Net cash (used in) provided by operating activities	(107)	549
Cash flows from investing activities:
Capital expenditures	(454)	(261)
Proceeds from sale of property	3	2
Cost of business acquisitions and other transactions, net of cash acquired	(220)	(45)
Proceeds from sale of technology investments	3	—
Cost of technology investments	(41)	(1)
Settlement of derivatives	4	(9)
Net cash used in investing activities	(705)	(314)
Cash flows from financing activities:
Net repayments under other short-term debt agreements	(2)	(12)
Net repayments under other long-term debt agreements	—	(8)
Proceeds from issuance of senior notes, net of issuance costs	2,472	—
Fees related to modification of debt agreements	—	(6)
Dividend payments of consolidated affiliates to minority shareholders	(8)	—
Distribution of mandatory convertible preferred share cash dividends	(32)	(32)
Taxes withheld and paid on employees’ restricted share awards	(36)	(45)
Net cash provided by (used in) financing activities	2,394	(103)
Effect of exchange rate fluctuations on cash, cash equivalents and restricted cash	(25)	(7)
Increase in cash, cash equivalents and restricted cash	1,557	125
Cash, cash equivalents and restricted cash at beginning of the period	3,139	2,853
Cash, cash equivalents and restricted cash at end of the period	$4,696	$2,978

Reconciliation of cash, cash equivalents and restricted cash and cash classified as assets held for sale:
	June 30,
	2022	2021
	(in millions)
Cash, cash equivalents and restricted cash	$4,670	$2,978
Cash classified as assets held for sale	26	—
Total cash, cash equivalents and restricted cash	$4,696	$2,978
See notes to consolidated financial statements.

APTIV PLC
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)

	Three Months Ended June 30,

	Ordinary Shares		Preferred Shares

	Number of shares	Amount of shares	Number of shares	Amount of shares	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Aptiv Shareholders’ Equity	Noncontrolling Interest	Total Shareholders’ Equity

2022	(in millions)
Balance at March 31, 2022	271	$3	12	$—	$3,908	$5,150	$(665)	$8,396	$204	$8,600
Net loss	—	—	—	—	—	(45)	—	(45)	(27)	(72)
Other comprehensive (loss) income	—	—	—	—	—	—	(277)	(277)	6	(271)
Mandatory convertible preferred share cumulative dividends	—	—	—	—	—	(16)	—	(16)	—	(16)
Share-based compensation	—	—	—	—	41	—	—	41	—	41
Balance at June 30, 2022	271	$3	12	$—	$3,949	$5,089	$(942)	$8,099	$183	$8,282

2021
Balance at March 31, 2021	270	$3	12	$—	$3,881	$4,829	$(636)	$8,077	$199	$8,276
Net income	—	—	—	—	—	163	—	163	3	166
Other comprehensive income	—	—	—	—	—	—	70	70	1	71
Mandatory convertible preferred share cumulative dividends	—	—	—	—	—	(16)	—	(16)	—	(16)
Share-based compensation	1	—	—	—	28	—	—	28	—	28
Balance at June 30, 2021	271	$3	12	$—	$3,909	$4,976	$(566)	$8,322	$203	$8,525

	Six Months Ended June 30,

	Ordinary Shares		Preferred Shares

	Number of shares	Amount of shares	Number of shares	Amount of shares	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Aptiv Shareholders’ Equity	Noncontrolling Interest	Total Shareholders’ Equity

2022	(in millions)
Balance at January 1, 2022	271	$3	12	$—	$3,939	$5,077	$(672)	$8,347	$214	$8,561
Net income (loss)	—	—	—	—	—	44	—	44	(26)	18
Other comprehensive (loss) income	—	—	—	—	—	—	(270)	(270)	3	(267)
Dividend payments of consolidated affiliates to minority shareholders	—	—	—	—	—	—	—	—	(8)	(8)
Mandatory convertible preferred share cumulative dividends	—	—	—	—	—	(32)	—	(32)	—	(32)
Taxes withheld on employees’ restricted share award vestings	—	—	—	—	(36)	—	—	(36)	—	(36)
Share-based compensation	—	—	—	—	46	—	—	46	—	46
Balance at June 30, 2022	271	$3	12	$—	$3,949	$5,089	$(942)	$8,099	$183	$8,282

2021
Balance at January 1, 2021	270	$3	12	$—	$3,897	$4,550	$(545)	$7,905	$195	$8,100
Net income	—	—	—	—	—	458	—	458	8	466
Other comprehensive loss	—	—	—	—	—	—	(21)	(21)	—	(21)
Mandatory convertible preferred share cumulative dividends	—	—	—	—	—	(32)	—	(32)	—	(32)
Taxes withheld on employees’ restricted share award vestings	—	—	—	—	(45)	—	—	(45)	—	(45)
Share-based compensation	1	—	—	—	57	—	—	57	—	57
Balance at June 30, 2021	271	$3	12	$—	$3,909	$4,976	$(566)	$8,322	$203	$8,525
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
Aptiv’s equity investments without readily determinable fair value totaled $65 million and $30 million as of June 30, 2022 and December 31, 2021, respectively, and are classified within other long-term assets in the consolidated balance sheets. Aptiv’s investments in publicly traded equity securities totaled $21 million and $66 million as of June 30, 2022 and December 31, 2021, respectively, and are classified within other long-term assets in the consolidated balance sheets. Refer to Note 21. Investments in Affiliates for further information regarding Aptiv’s equity investments.
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
Aptiv primarily utilizes historical loss and recovery data, combined with information on current economic conditions and reasonable and supportable forecasts to develop the estimate of the allowance for doubtful accounts in accordance with ASC Topic 326, Financial Instruments – Credit Losses. As of June 30, 2022 and December 31, 2021, the Company reported $3,028 million and $2,784 million, respectively, of accounts receivable, net of allowances, which includes the allowance for doubtful accounts of $43 million and $37 million, respectively. Changes in the allowance for doubtful accounts were not material for the six months ended June 30, 2022.
Inventories—As of June 30, 2022 and December 31, 2021, inventories are stated at the lower of cost, determined on a first-in, first-out basis, or net realizable value, including direct material costs and direct and indirect manufacturing costs. Refer to Note 3. Inventories for additional information. Obsolete inventory is identified based on analysis of inventory for known obsolescence issues, and, generally, the market value of inventory on hand in excess of one year’s supply is fully-reserved.
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
Assets and liabilities held for sale—The Company considers assets to be held for sale when management, having the appropriate authority, approves and commits to a formal plan to actively market the assets for sale at a price reasonable in relation to their estimated fair value, the assets are available for immediate sale in their present condition, an active program to locate a buyer and other actions required to complete the sale have been initiated, the sale of the assets is probable and expected to be completed within one year and it is unlikely that significant changes will be made to the plan. Upon designation as held for sale, the Company records the assets at the lower of their carrying value or their estimated fair value, less cost to sell, and ceases to record depreciation expense on the assets.
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
Intangible assets—Intangible assets were $876 million and $964 million as of June 30, 2022 and December 31, 2021, respectively. Aptiv amortizes definite-lived intangible assets over their estimated useful lives. Aptiv has definite-lived intangible assets related to patents and developed technology, customer relationships and trade names. Indefinite-lived in-process research and development intangible assets are not amortized, but are tested for impairment annually, or more frequently when indicators of potential impairment exist, until the completion or abandonment of the associated research and development efforts. Upon completion of the projects, the assets will be amortized over the expected economic life of the asset, which will be determined on that date. Should the project be determined to be abandoned, and if the asset developed has no alternative use, the full value of the asset will be charged to expense. The Company also has intangible assets related to acquired trade names that are classified as indefinite-lived when there are no foreseeable limits on the periods of time over which they are expected to contribute cash flows. These indefinite-lived trade name assets are tested for impairment annually, or more frequently when indicators of potential impairment exist. Costs to renew or extend the term of acquired intangible assets are recognized as expense as incurred. Amortization expense was $38 million and $75 million for the three and six months ended June 30, 2022, respectively, and $37 million and $74 million for the three and six months ended June 30, 2021, respectively, which includes the impact of any intangible asset impairment charges recorded during the period.
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
The impairment test involves first qualitatively assessing goodwill for impairment. If the qualitative assessment is not met the Company then performs a quantitative assessment by comparing the estimated fair value of each reporting unit to its carrying value, including goodwill. Fair value reflects the price a market participant would be willing to pay in a potential sale of the reporting unit. If the estimated fair value exceeds carrying value, then we conclude that no goodwill impairment has occurred. If the carrying value of the reporting unit exceeds its estimated fair value, the Company recognizes an impairment loss in an amount equal to the excess, not to exceed the amount of goodwill allocated to the reporting unit. The Company qualitatively concluded there were no goodwill impairments during the six months ended June 30, 2022 and 2021. Goodwill was $2,392 million and $2,511 million as of June 30, 2022 and December 31, 2021, respectively.
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
Income taxes—Deferred tax assets and liabilities reflect temporary differences between the amount of assets and liabilities for financial and tax reporting purposes. Such amounts are adjusted, as appropriate, to reflect changes in tax rates expected to be in effect when the temporary differences reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in earnings in the period that includes the enactment date. A valuation allowance is recorded to reduce deferred tax assets to the amount that is more likely than not to be realized. In the event the Company determines it is more likely than not that the deferred tax assets will not be realized in the future, the valuation allowance adjustment to the deferred tax assets will be charged to earnings in the period in which the Company makes such a determination. In determining whether an uncertain tax position exists, the Company determines, based solely on its technical merits, whether the tax position is more likely than not to be sustained upon examination, and if so, a tax benefit is measured on a cumulative probability basis that is more likely than not to be realized upon the ultimate settlement. In determining the provision for income taxes for financial statement purposes, the Company makes certain estimates and judgments which affect its evaluation of the carrying value of its deferred tax assets, as well as its calculation of certain tax liabilities. As it relates to changes in accumulated other comprehensive income (loss), the Company’s policy is to release tax effects from accumulated other comprehensive income (loss) when the underlying components affect earnings. Refer to Note 11. Income Taxes for additional information.
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
Customer concentrations—As reflected in the table below, net sales to Stellantis N.V. (“Stellantis”), General Motors Company (“GM”) and Volkswagen Group (“VW”), Aptiv’s three largest customers, totaled approximately 28% and 27% of our total net sales for the three and six months ended June 30, 2022, respectively, and 29% and 28% of our total net sales for the three and six months ended June 30, 2021, respectively.

	Percentage of Total Net Sales				Accounts Receivable
	Three Months Ended June 30,		Six Months Ended June 30,		June 30, 2022	December 31, 2021
	2022	2021	2022	2021

					(in millions)
Stellantis (1)	10%	11%	10%	11%	$348	$317
GM	10%	8%	9%	8%	280	208
VW	8%	10%	8%	9%	199	163
(1)On January 16, 2021, Fiat Chrysler Automobiles N.V. (“FCA”) and Peugeot Citroën (“PSA”) merged to form a new, combined company (“Stellantis”). Net sales to FCA and PSA before the date of the merger are included in net sales to Stellantis in the table above for the six months ended June 30, 2021.
Recently adopted accounting pronouncements—In June 2022, the FASB issued Accounting Standards Update (“ASU”) 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions. The amendments in this update clarify the guidance when measuring the fair value of an equity security subject to contractual restrictions that prohibit the sale of an equity security and introduces new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value in accordance with Topic 820. As permitted, the Company elected to early adopt this guidance effective in the second quarter of 2022. The adoption of this guidance resulted in insignificant incremental disclosures in the Company’s financial statements.
Aptiv adopted ASU 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance in the first quarter of 2022. This guidance is intended to improve the transparency of government assistance received by most business entities by requiring disclosure of: (1) the types of government assistance received; (2) the accounting for such assistance; and (3) the effect of the assistance on the registrant’s financial statements. As the guidance is only applicable to annual disclosures, the Company is still evaluating the effects that the adoption of ASU 2021-10 will have on the Company’s consolidated financial statements.
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

3. INVENTORIES
Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or net realizable value, including direct material costs and direct and indirect manufacturing costs. A summary of inventories is shown below:

	June 30, 2022	December 31, 2021

	(in millions)
Productive material	$1,626	$1,311
Work-in-process	168	172
Finished goods	568	531
Total	$2,362	$2,014

4. ASSETS
Other current assets consisted of the following:

	June 30, 2022	December 31, 2021

	(in millions)
Value added tax receivable	$183	$178
Prepaid insurance and other expenses	68	63
Reimbursable engineering costs	107	110
Notes receivable	7	16
Income and other taxes receivable	86	54
Deposits to vendors	8	6
Derivative financial instruments (Note 14)	10	38
Capitalized upfront fees (Note 20)	25	34
Other	4	—
Total	$498	$499
Other long-term assets consisted of the following:

	June 30, 2022	December 31, 2021

	(in millions)
Deferred income taxes, net	$158	$159
Unamortized Revolving Credit Facility debt issuance costs	9	11
Income and other taxes receivable	30	28
Reimbursable engineering costs	177	176
Value added tax receivable	3	20
Equity investments (Note 21)	86	96
Derivative financial instruments (Note 14)	6	3
Capitalized upfront fees (Note 20)	50	58
Other	75	71
Total	$594	$622

5. LIABILITIES
Accrued liabilities consisted of the following:

	June 30, 2022	December 31, 2021

	(in millions)
Payroll-related obligations	$310	$286
Employee benefits, including current pension obligations	62	83
Income and other taxes payable	107	157
Warranty obligations (Note 6)	37	41
Restructuring (Note 7)	54	42
Customer deposits	58	83
Derivative financial instruments (Note 14)	38	13
Accrued interest	50	30
MCPS dividends payable	3	3
Operating lease liabilities	96	92
Other	438	416
Total	$1,253	$1,246
Other long-term liabilities consisted of the following:

	June 30, 2022	December 31, 2021

	(in millions)
Environmental (Note 10)	$1	$4
Extended disability benefits	6	5
Warranty obligations (Note 6)	8	8
Restructuring (Note 7)	16	21
Payroll-related obligations	10	11
Accrued income taxes	145	153
Deferred income taxes, net	144	153
Derivative financial instruments (Note 14)	29	7
Other	60	74
Total	$419	$436

6. WARRANTY OBLIGATIONS
Expected warranty costs for products sold are recognized principally at the time of sale of the product based on an estimate of the amount that eventually will be required to settle such obligations. These accruals are based on factors such as past experience, production changes, industry developments and various other considerations. The estimated costs related to product recalls based on a formal campaign soliciting return of that product are accrued at the time an obligation becomes probable and can be reasonably estimated. These estimates are adjusted from time to time based on facts and circumstances that impact the status of existing claims. Aptiv has recognized its best estimate for its total aggregate warranty reserves, including product recall costs, across all of its operating segments as of June 30, 2022. The Company estimates the reasonably possible amount to ultimately resolve all matters in excess of the recorded reserves as of June 30, 2022 to be zero to $10 million.

The table below summarizes the activity in the product warranty liability for the six months ended June 30, 2022:

Warranty Obligations

(in millions)
Accrual balance at beginning of period	$49
Provision for estimated warranties incurred during the period	19
Changes in estimate for pre-existing warranties	1
Settlements made during the period (in cash or in kind)	(22)
Foreign currency translation and other	(2)
Accrual balance at end of period	$45

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
As part of Aptiv’s continued efforts to optimize its cost structure, it has undertaken several restructuring programs which include workforce reductions as well as plant closures. These programs are primarily focused on reducing global overhead costs and on the continued rotation of our manufacturing footprint to best cost locations in Europe. The Company recorded employee-related and other restructuring charges related to these programs totaling approximately $19 million and $41 million during the three and six months ended June 30, 2022, respectively. None of the Company's individual restructuring programs initiated during the three and six months ended June 30, 2022 were material and there have been no changes in previously initiated programs that have resulted (or are expected to result) in a material change to our restructuring costs. The Company expects to incur additional restructuring costs of approximately $60 million (of which approximately $45 million relates to the Advanced Safety and User Experience segment and approximately $15 million relates to the Signal and Power Solutions segment) for programs approved as of June 30, 2022, which are primarily expected to be incurred within the next twelve months.
During the three and six months ended June 30, 2021, Aptiv recorded employee-related and other restructuring charges totaling approximately $14 million and $20 million, respectively.
Restructuring charges for employee separation and termination benefits are paid either over the severance period or in a lump sum in accordance with either statutory requirements or individual agreements. Aptiv incurred cash expenditures related to its restructuring programs of approximately $31 million and $48 million in the six months ended June 30, 2022 and 2021, respectively.
The following table summarizes the restructuring charges recorded for the three and six months ended June 30, 2022 and 2021 by operating segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(in millions)
Signal and Power Solutions	$13	$11	$22	$9
Advanced Safety and User Experience	6	3	19	11
Total	$19	$14	$41	$20

The table below summarizes the activity in the restructuring liability for the six months ended June 30, 2022:

	Employee Termination Benefits Liability	Other Exit Costs Liability	Total

	(in millions)
Accrual balance at January 1, 2022	$63	$—	$63
Provision for estimated expenses incurred during the period	41	—	41
Payments made during the period	(31)	—	(31)
Foreign currency and other	(3)	—	(3)
Accrual balance at June 30, 2022	$70	$—	$70

8. DEBT
The following is a summary of debt outstanding, net of unamortized issuance costs and discounts, as of June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021

	(in millions)
2.396%, senior notes, due 2025 (net of $4 and $0 unamortized issuance costs, respectively)	$696	$—
1.50%, Euro-denominated senior notes, due 2025 (net of $1 and $2 unamortized issuance costs and $1 and $1 discount, respectively)	734	790
1.60%, Euro-denominated senior notes, due 2028 (net of $2 and $3 unamortized issuance costs, respectively)	523	563
4.35%, senior notes, due 2029 (net of $2 and $2 unamortized issuance costs, respectively)	298	298
3.25%, senior notes, due 2032 (net of $7 and $0 unamortized issuance costs and $3 and $0 discount, respectively)	790	—
4.40%, senior notes, due 2046 (net of $3 and $3 unamortized issuance costs and $1 and $1 discount, respectively)	296	296
5.40%, senior notes, due 2049 (net of $4 and $4 unamortized issuance costs and $1 and $1 discount, respectively)	345	345
3.10%, senior notes, due 2051 (net of $17 and $17 unamortized issuance costs and $32 and $33 discount, respectively)	1,451	1,450
4.15%, senior notes, due 2052 (net of $11 and $0 unamortized issuance costs and $2 and $0 discount, respectively)	987	—
Tranche A Term Loan, due 2026 (net of $2 and $2 unamortized issuance costs, respectively)	311	311
Finance leases and other	19	14
Total debt	6,450	4,067
Less: current portion	(17)	(8)
Long-term debt	$6,433	$4,059
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
The Credit Agreement was entered into in March 2011 and has been subsequently amended and restated on several occasions, most recently on June 24, 2021. The June 2021 amendment, among other things, (1) refinanced and replaced the existing term loan A and revolver with a new term loan A that matures in 2026, and a new five-year revolving credit facility with aggregate commitments of $2 billion, (2) utilized the Company’s existing sustainability-linked metrics and commitments, that, if achieved, would change the facility fee and interest rate margins as described below, and (3) established the leverage ratio maintenance covenant that requires the Company to maintain total net leverage (as calculated in accordance with the Credit Agreement) of less than 3.5 to 1.0 (or 4.0 to 1.0 for four full fiscal quarters following completion of material acquisitions, as defined in the Credit Agreement) and allowed for dividends and other payments on equity. Losses on modification of debt totaled $1 million during the three months ended June 30, 2021 related to the June 2021 amendment. Aptiv paid amendment fees of $6 million during the three months ended June 30, 2021 which are reflected as a financing activity in the consolidated statements of cash flows.
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
As of June 30, 2022, Aptiv had no amounts outstanding under the Revolving Credit Facility and less than $1 million in letters of credit were issued under the Credit Agreement. Letters of credit issued under the Credit Agreement reduce availability under the Revolving Credit Facility.
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

	June 30, 2022		December 31, 2021
	LIBOR plus	ABR plus	LIBOR plus	ABR plus
Revolving Credit Facility	1.10%	0.10%	1.10%	0.10%
Tranche A Term Loan	1.125%	0.125%	1.125%	0.125%
Under the June 2021 amendment, the Applicable Rate under the Credit Agreement, as well as the facility fee, may increase or decrease from time to time based on changes in the Company’s credit ratings and whether the Company achieves or fails to achieve certain sustainability-linked targets with respect to greenhouse gas emissions and workplace safety. Such adjustments may be up to 0.04% per annum on interest rate margins on the Revolving Credit Facility, 0.02% per annum on interest rate margins on the Tranche A Term Loan and up to 0.01% per annum on the facility fee. Accordingly, the interest rate is subject to fluctuation during the term of the Credit Agreement based on changes in the ABR, LIBOR, changes in the Company’s corporate credit ratings or whether the Company achieves or fails to achieve its sustainability-linked targets. The Credit Agreement also requires that Aptiv pay certain facility fees on the Revolving Credit Facility, which are also subject to adjustment based on the sustainability-linked targets as described above, and certain letter of credit issuance and fronting fees. As a result of meeting the sustainability-linked targets for the 2021 calendar year, the interest rate margins and facility fees will be reduced by the amounts specified above, effective in the third quarter of 2022.
The interest rate period with respect to LIBOR interest rate options can be set at one-, three-, or six-months as selected by Aptiv in accordance with the terms of the Credit Agreement (or other period as may be agreed by the applicable lenders). Aptiv may elect to change the selected interest rate option in accordance with the provisions of the Credit Agreement. As of June 30, 2022, Aptiv selected the one-month LIBOR interest rate option on the Tranche A Term Loan, and the rate effective as of June 30, 2022, as detailed in the table below, was based on the Company’s current credit rating and the Applicable Rate for the Credit Agreement:

		Borrowings as of
		June 30, 2022	Rates effective as of
	Applicable Rate	(in millions)	June 30, 2022
Tranche A Term Loan	LIBOR plus 1.125%	$313	2.8125%
Borrowings under the Credit Agreement are prepayable at Aptiv’s option without premium or penalty.
The Credit Agreement contains certain covenants that limit, among other things, the Company’s (and the Company’s subsidiaries’) ability to incur certain additional indebtedness or liens or to dispose of substantially all of its assets. In addition, under the June 2021 amendment, the Credit Agreement requires that the Company maintain a consolidated leverage ratio (the ratio of Consolidated Total Indebtedness to Consolidated EBITDA, each as defined in the Credit Agreement) of not more than 3.5 to 1.0 (or 4.0 to 1.0 for four full fiscal quarters following completion of material acquisitions, as defined in the Credit

Agreement). The Credit Agreement also contains events of default customary for financings of this type. The Company was in compliance with the Credit Agreement covenants as of June 30, 2022.
As of June 30, 2022, all obligations under the Credit Agreement were borrowed by Aptiv Corporation and jointly and severally guaranteed by AGFL and Aptiv PLC, subject to certain exceptions set forth in the Credit Agreement.
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
On March 14, 2019, Aptiv PLC issued $650 million in aggregate principal amount of senior unsecured notes in a transaction registered under the Securities Act, comprised of $300 million of 4.35% senior unsecured notes due 2029 (the “4.35% Senior Notes”) and $350 million of 5.40% senior unsecured notes due 2049 (the “5.40% Senior Notes”) (collectively, the “2019 Senior Notes”). The 4.35% Senior Notes were priced at 99.879% of par, resulting in a yield to maturity of 4.365%, and the 5.40% Senior Notes were priced at 99.558% of par, resulting in a yield to maturity of 5.430%. The proceeds were utilized to redeem $650 million of 3.15% senior unsecured notes due 2020. Aptiv incurred approximately $7 million of issuance costs in connection with the 2019 Senior Notes. Interest on the 2019 Senior Notes is payable semi-annually on March 15 and September 15 of each year to holders of record at the close of business on March 1 or September 1 immediately preceding the interest payment date.
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
On February 18, 2022, Aptiv PLC and Aptiv Corporation (together, the “Issuers”) issued $2.5 billion in aggregate principal amount of senior unsecured notes in a transaction registered under the Securities Act, comprised of $700 million of 2.396% senior unsecured notes due 2025 (the “2.396% Senior Notes”), $800 million of 3.25% senior unsecured notes due 2032 (the “3.25% Senior Notes”) and $1.0 billion of 4.15% senior unsecured notes due 2052 (the “4.15% Senior Notes”) (collectively, the “2022 Senior Notes”). The 2022 Senior Notes are guaranteed by AGFL. The 2.396% Senior Notes were priced at 100% of par, resulting in a yield to maturity of 2.396%, the 3.25% Senior Notes were priced at 99.600% of par, resulting in a yield to maturity of 3.297%, and the 4.15% Senior Notes were priced at 99.783% of par, resulting in a yield to maturity of 4.163%. On or after February 18, 2023, the 2.396% Senior Notes may be optionally redeemed at a price equal to their principal amount plus accrued and unpaid interest thereon.
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
Although the specific terms of each indenture governing each series of senior notes vary, the indentures contain certain restrictive covenants, including with respect to Aptiv’s (and Aptiv’s subsidiaries) ability to incur liens, enter into sale and leaseback transactions and merge with or into other entities. In February 2022, Aptiv Corporation and AGFL were added as guarantors on each series of outstanding senior notes previously issued by Aptiv PLC. As of June 30, 2022, the Company was in compliance with the provisions of all series of the outstanding senior notes.
Other Financing
Receivable factoring—Aptiv maintains a €450 million European accounts receivable factoring facility that is available on a committed basis and allows for factoring of receivables denominated in both Euros and U.S. dollars (“USD”). This facility is accounted for as short-term debt and borrowings are subject to the availability of eligible accounts receivable. Collateral is not required related to these trade accounts receivable. This facility became effective on January 1, 2021 and has a term of three years, subject to Aptiv’s right to terminate at any time with three months’ notice. After expiration of the three year term, either party can terminate with three months’ notice. Borrowings denominated in Euros under the facility bear interest at the three-month Euro Interbank Offered Rate (“EURIBOR”) plus 0.50% and USD borrowings bear interest at two-month LIBOR plus 0.50%, with borrowings under either denomination carrying a minimum interest rate of 0.20%. As of June 30, 2022 and December 31, 2021, Aptiv had no amounts outstanding on the European accounts receivable factoring facility.
Finance leases and other—As of June 30, 2022 and December 31, 2021, approximately $19 million and $14 million, respectively, of other debt primarily issued by certain non-U.S. subsidiaries and finance lease obligations were outstanding.
Interest—Cash paid for interest related to debt outstanding totaled $75 million and $75 million for the six months ended June 30, 2022 and 2021, respectively.
Letter of credit facilities—In addition to the letters of credit issued under the Credit Agreement, Aptiv had approximately $3 million and $3 million outstanding through other letter of credit facilities as of June 30, 2022 and December 31, 2021, respectively, primarily to support arrangements and other obligations at certain of its subsidiaries.

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

The amounts shown below reflect the defined benefit pension expense for the three and six months ended June 30, 2022 and 2021:

	Non-U.S. Plans		U.S. Plans

	Three Months Ended June 30,
	2022	2021	2022	2021

	(in millions)
Service cost	$5	$5	$—	$—
Interest cost	6	5	—	—
Expected return on plan assets	(5)	(5)	—	—
Curtailment loss	—	5	—	—
Amortization of actuarial losses	1	3	1	1
Net periodic benefit cost	$7	$13	$1	$1

	Non-U.S. Plans		U.S. Plans

	Six Months Ended June 30,
	2022	2021	2022	2021

	(in millions)
Service cost	$9	$10	$—	$—
Interest cost	13	10	—	—
Expected return on plan assets	(10)	(10)	—	—
Curtailment loss	—	5	—	—
Amortization of actuarial losses	3	8	1	1
Net periodic benefit cost	$15	$23	$1	$1
Other postretirement benefit obligations were approximately $1 million and $1 million at June 30, 2022 and December 31, 2021, respectively.

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
Matters Related to Global Supply Chain Disruptions
Due to various factors that are beyond our control, there are currently global supply chain disruptions, including a worldwide semiconductor supply shortage. The semiconductor supply shortage, due in part to increased demand across multiple industries, is impacting production in automotive and other industries. We anticipate these supply chain disruptions will persist throughout 2022 and likely continue into 2023. We, along with most automotive component manufacturers that use semiconductors, have been unable to fully meet the vehicle production demands of original equipment manufacturers (“OEMs”) because of events which are outside our control, including but not limited to, the global semiconductor shortage, fires in our suppliers’ facilities, unprecedented weather events in the southwestern United States, and other extraordinary events. Although we are working closely with suppliers and customers to minimize any potential adverse impacts of these events, some of our customers have indicated that they expect us to bear at least some responsibility for their lost production and other costs. While no assurances can be made as to the ultimate outcome of these customer expectations or any other future claims, we do not currently believe a loss is probable, and accordingly, no reserve has been made as of June 30, 2022. We will continue to actively monitor all direct and indirect potential impacts of these supply chain disruptions, and will seek to aggressively mitigate and minimize their impact on our business.
Brazil Matters
Aptiv conducts business operations in Brazil that are subject to the Brazilian federal labor, social security, environmental, health and safety, tax and customs laws, as well as a variety of state and local laws. While Aptiv believes it complies with such laws, they are complex, subject to varying interpretations, and the Company is often engaged in litigation with government agencies regarding the application of these laws to particular circumstances. As of June 30, 2022, the majority of claims asserted against Aptiv in Brazil relate to such litigation. The remaining claims in Brazil relate to commercial and labor litigation with private parties. As of June 30, 2022, claims totaling approximately $105 million (using June 30, 2022 foreign currency rates) have been asserted against Aptiv in Brazil. As of June 30, 2022, the Company maintains accruals for these asserted claims of $20 million (using June 30, 2022 foreign currency rates). The amounts accrued represent claims that are deemed probable of loss and are reasonably estimable based on the Company’s analyses and assessment of the asserted claims and prior experience with similar matters. While the Company believes its accruals are adequate, the final amounts required to resolve these matters could differ materially from the Company’s recorded estimates and Aptiv’s results of operations could be materially affected. The Company estimates the reasonably possible loss in excess of the amounts accrued related to these claims to be zero to $85 million.
Environmental Matters
Aptiv is subject to the requirements of U.S. federal, state, local and non-U.S. environmental, health and safety laws and regulations. As of June 30, 2022 and December 31, 2021, the undiscounted reserve for environmental investigation and remediation recorded in other liabilities was approximately $2 million and $4 million, respectively. Aptiv cannot ensure that environmental requirements will not change or become more stringent over time or that its eventual environmental remediation costs and liabilities will not exceed the amount of its current reserves. In the event that such liabilities were to significantly exceed the amounts recorded, Aptiv’s results of operations could be materially affected. At June 30, 2022, the difference between the recorded liabilities and the reasonably possible range of potential loss was not material.

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

The Company’s income tax expense and effective tax rates for the three and six months ended June 30, 2022 and 2021 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(dollars in millions)
Income tax expense	$16	$28	$37	$76
Effective tax rate	100%	11%	19%	12%
The Company’s tax rate is affected by the tax rates in Ireland and other jurisdictions in which the Company operates, the relative amount of income earned by jurisdiction and the relative amount of losses or income for which no tax benefit or expense was recognized due to a valuation allowance. The Company’s effective tax rate is also impacted by the receipt of certain tax incentives and holidays that reduce the effective tax rate for certain subsidiaries below the statutory rate. For the three and six months ended June 30, 2022, the Company’s effective tax rate was impacted by impairments and other charges related to the Ukraine/Russia conflict for which no tax benefit was recognized.
The Company’s effective tax rate for the three and six months ended June 30, 2022 includes net discrete tax expenses of approximately $0 million and net discrete tax benefits of approximately $4 million, respectively, primarily related to net changes in accruals for unremitted earnings, provision to return adjustments and changes in reserves. The effective tax rate for the three and six months ended June 30, 2021 includes net discrete tax benefits of $3 million and $4 million, respectively, primarily related to changes in accruals for unremitted earnings, provision to return adjustments, changes in reserves and the impact of a tax rate change.
Aptiv PLC is an Irish resident taxpayer and not a domestic corporation for U.S. federal income tax purposes. As such, it is not subject to U.S. tax on remitted foreign earnings and, as a result of its capital structure, is also generally not subject to Irish tax on the repatriation of foreign earnings.
Cash paid or withheld for income taxes was $121 million and $93 million for the six months ended June 30, 2022 and 2021, respectively.

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

Net Income (Loss) Per Share
Basic net income (loss) per share is computed by dividing net income (loss) attributable to ordinary shareholders by the weighted average number of ordinary shares outstanding during the period. Diluted net income (loss) per share reflects the weighted average dilutive impact of all potentially dilutive securities from the date of issuance and is computed using the treasury stock and if-converted methods. The if-converted method is used to determine if the impact of the conversion of the MCPS into ordinary shares is more dilutive than the MCPS dividends to net income (loss) per share. If so, the MCPS are assumed to have been converted at the later of the beginning of the period or the time of issuance, and the resulting ordinary shares are included in the denominator and the MCPS dividends are added back to the numerator. Unless otherwise noted, share and per share amounts included in these notes are on a diluted basis. For the three and six months ended June 30, 2022, the impact of the MCPS calculated under the if-converted method was anti-dilutive, and as such 12.37 million and 12.37 million ordinary shares underlying the MCPS, respectively, were excluded from the diluted net income (loss) per share calculation. For the three and six months ended June 30, 2021, the impact of the MCPS calculated under the if-converted method was anti-dilutive, and as such 12.37 million and 12.37 million ordinary shares underlying the MCPS, respectively, were excluded from the diluted net income (loss) per share calculation. For the three months ended June 30, 2022, the impact of the Company’s shared-based compensation plans was anti-dilutive and an insignificant number of underlying ordinary shares were excluded from the diluted net income (loss) per share calculation. For all other periods presented, the calculation of net income (loss) per share also contemplates the dilutive impacts, if any, of the Company’s share-based compensation plans. Refer to Note 18. Share-Based Compensation for additional information.
Weighted Average Shares
The following table illustrates net income (loss) per share attributable to ordinary shareholders and the weighted average shares outstanding used in calculating basic and diluted income (loss) per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(in millions, except per share data)
Numerator:
Net (loss) income attributable to ordinary shareholders	$(61)	$147	$12	$426
Denominator:
Weighted average ordinary shares outstanding, basic	270.93	270.49	270.86	270.40
Dilutive shares related to restricted stock units	—	0.57	0.25	0.70
Weighted average ordinary shares outstanding, including dilutive shares	270.93	271.06	271.11	271.10

Net (loss) income per share attributable to ordinary shareholders:
Basic	$(0.23)	$0.54	$0.04	$1.58
Diluted	$(0.23)	$0.54	$0.04	$1.57
Share Repurchase Programs
In April 2016, the Board of Directors authorized a share repurchase program of up to $1.5 billion of ordinary shares, which commenced in September 2016. This share repurchase program provides for share purchases in the open market or in privately negotiated transactions, depending on share price, market conditions and other factors, as determined by the Company.
There were no shares repurchased during the three and six months ended June 30, 2022 and 2021.
As of June 30, 2022, approximately $13 million of share repurchases remained available under the April 2016 share repurchase program, which is in addition to the share repurchase program of up to $2.0 billion that was previously announced in January 2019. This program, which will commence following the completion of the April 2016 share repurchase program, provides for share purchases in the open market or in privately negotiated transactions, depending on share price, market conditions and other factors, as determined by the Company. All previously repurchased shares were retired, and are reflected as a reduction of ordinary share capital for the par value of the shares, with the excess applied as reductions to additional paid-in-capital and retained earnings.

Preferred Dividends
The Company has declared and paid cash dividends per preferred share during the periods presented as follows:

	Dividend	Amount
	Per Share	(in millions)
2022:
Second quarter	$1.375	$16
First quarter	1.375	16
Total	$2.750	$32
2021:
Fourth quarter	$1.375	$16
Third quarter	1.375	15
Second quarter	1.375	16
First quarter	1.375	16
Total	$5.500	$63

13. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The changes in accumulated other comprehensive income (loss) attributable to Aptiv (net of tax) for the three and six months ended June 30, 2022 and 2021 are shown below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(in millions)
Foreign currency translation adjustments:
Balance at beginning of period	$(620)	$(536)	$(588)	$(445)
Aggregate adjustment for the period (1)	(183)	42	(215)	(49)
Balance at end of period	(803)	(494)	(803)	(494)

Gains (losses) on derivatives:
Balance at beginning of period	20	33	(17)	40
Other comprehensive income before reclassifications (nil net tax effect for all periods presented)	(87)	25	(39)	37
Reclassification to income (nil net tax effect for all periods presented)	(12)	(20)	(23)	(39)
Balance at end of period	(79)	38	(79)	38

Pension and postretirement plans:
Balance at beginning of period	(65)	(133)	(67)	(140)
Other comprehensive income before reclassifications (net tax effect of ($2), $1, ($3), and ($1))	4	15	6	18
Reclassification to income (net tax effect of ($1), ($1), ($3) and ($2))	1	8	1	12
Balance at end of period	(60)	(110)	(60)	(110)

Accumulated other comprehensive loss, end of period	$(942)	$(566)	$(942)	$(566)
(1)Includes gains of $68 million and $97 million for the three and six months ended June 30, 2022, and losses of $19 million and gains of $44 million for the three and six months ended June 30, 2021, respectively, related to non-derivative net investment hedges. Refer to Note 14. Derivatives and Hedging Activities for further description of these hedges.

Reclassifications from accumulated other comprehensive income (loss) to income for the three and six months ended June 30, 2022 and 2021 were as follows:

Reclassification Out of Accumulated Other Comprehensive Income (Loss)
Details About Accumulated Other Comprehensive Income Components	Three Months Ended June 30,		Six Months Ended June 30,		Affected Line Item in the Statements of Operations
	2022	2021	2022	2021

	(in millions)
Gains (losses) on derivatives:
Commodity derivatives	$9	$20	$20	$39	Cost of sales
Foreign currency derivatives	3	—	3	—	Cost of sales
	12	20	23	39	Income before income taxes
	—	—	—	—	Income tax expense
	12	20	23	39	Net (loss) income
	—	—	—	—	Net (loss) income attributable to noncontrolling interest
	$12	$20	$23	$39	Net (loss) income attributable to Aptiv

Pension and postretirement plans:
Actuarial losses	$(2)	$(4)	$(4)	$(9)	Other (expense) income, net (1)
Curtailment loss	—	(5)	—	(5)	Other (expense) income, net (1)
	(2)	(9)	(4)	(14)	Income before income taxes
	1	1	3	2	Income tax expense
	(1)	(8)	(1)	(12)	Net (loss) income
	—	—	—	—	Net (loss) income attributable to noncontrolling interest
	$(1)	$(8)	$(1)	$(12)	Net (loss) income attributable to Aptiv

Total reclassifications for the period	$11	$12	$22	$27
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

As of June 30, 2022, the Company had the following outstanding notional amounts related to commodity and foreign currency forward and option contracts designated as cash flow hedges that were entered into to hedge forecasted exposures:

Commodity	Quantity Hedged	Unit of Measure	Notional Amount (Approximate USD Equivalent)

	(in thousands)		(in millions)
Copper	129,297	pounds	$530

Foreign Currency	Quantity Hedged	Unit of Measure	Notional Amount (Approximate USD Equivalent)

	(in millions)
Mexican Peso	15,586	MXN	$775
Chinese Yuan Renminbi	3,154	RMB	470
Euro	155	EUR	165
Polish Zloty	633	PLN	140
Hungarian Forint	22,457	HUF	60
As of June 30, 2022, Aptiv has entered into derivative instruments to hedge cash flows extending out to June 2024.
Gains and losses on derivatives qualifying as cash flow hedges are recorded in accumulated OCI, to the extent that hedges are effective, until the underlying transactions are recognized in earnings. Unrealized amounts in accumulated OCI will fluctuate based on changes in the fair value of hedge derivative contracts at each reporting period. Net losses on cash flow hedges included in accumulated OCI as of June 30, 2022 were $43 million (approximately $43 million, net of tax). Of this total, approximately $26 million of losses are expected to be included in cost of sales within the next 12 months and approximately $17 million of losses are expected to be included in cost of sales in subsequent periods. Cash flow hedges are discontinued when Aptiv determines it is no longer probable that the originally forecasted transactions will occur. Cash flows from derivatives used to manage commodity and foreign exchange risks designated as cash flow hedges are classified as operating activities within the consolidated statements of cash flows.
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
The Company has entered into a series of forward contracts, each of which have been designated as net investment hedges of the foreign currency exposure of the Company’s investments in certain Chinese Yuan Renminbi (“RMB”)-denominated subsidiaries. During the six months ended June 30, 2022 and 2021, the Company received $4 million and paid $9 million, respectively, at settlement related to this series of forward contracts which matured during the period. In June 2022, the Company entered into forward contracts with a total notional amount of 640 million RMB (approximately $95 million, using June 30, 2022 foreign currency rates), which mature in September 2022. Refer to the tables below for details of the fair value recorded in the consolidated balance sheets and the effects recorded in the consolidated statements of operations and consolidated statements of comprehensive income related to these derivative instruments.
The Company has designated the €700 million 2015 Euro-denominated Senior Notes and the €500 million 2016 Euro-denominated Senior Notes, as more fully described in Note 8. Debt, as net investment hedges of the foreign currency exposure of its investments in certain Euro-denominated subsidiaries. Due to changes in the value of the Euro-denominated debt instruments designated as net investment hedges, during the three and six months ended June 30, 2022, $68 million and $97 million of gains, respectively, were recognized within the cumulative translation adjustment component of OCI. During the three and six months ended June 30, 2021, $19 million of losses and $44 million of gains, respectively, were recognized within the cumulative translation adjustment component of OCI. Included in accumulated OCI related to these net investment hedges were cumulative gains of $60 million and losses of $37 million as of June 30, 2022 and December 31, 2021, respectively.

Derivatives Not Designated as Hedges
In certain occasions the Company enters into certain foreign currency and commodity contracts that are not designated as hedges. When hedge accounting is not applied to derivative contracts, gains and losses are recorded to other income (expense), net and cost of sales in the consolidated statements of operations.
Fair Value of Derivative Instruments in the Balance Sheet
The fair value of derivative financial instruments recorded in the consolidated balance sheets as of June 30, 2022 and December 31, 2021 are as follows:

	Asset Derivatives		Liability Derivatives		Net Amounts of Assets and (Liabilities) Presented in the Balance Sheet
	Balance Sheet Location	June 30, 2022	Balance Sheet Location	June 30, 2022	June 30, 2022

	(in millions)
Derivatives designated as cash flow hedges:
Commodity derivatives	Other current assets	$—	Accrued liabilities	$32
Foreign currency derivatives*	Other current assets	15	Other current assets	5	$10
Foreign currency derivatives*	Accrued liabilities	14	Accrued liabilities	20	(6)
Commodity derivatives	Other long-term assets	—	Other long-term liabilities	26
Foreign currency derivatives*	Other long-term assets	7	Other long-term assets	1	6
Foreign currency derivatives*	Other long-term liabilities	2	Other long-term liabilities	5	(3)
Total derivatives designated as hedges		$38		$89

	Asset Derivatives		Liability Derivatives		Net Amounts of Assets and (Liabilities) Presented in the Balance Sheet
	Balance Sheet Location	December 31, 2021	Balance Sheet Location	December 31, 2021	December 31, 2021

	(in millions)
Derivatives designated as cash flow hedges:
Commodity derivatives	Other current assets	$27	Accrued liabilities	$—
Foreign currency derivatives*	Other current assets	15	Other current assets	9	$6
Foreign currency derivatives*	Accrued liabilities	5	Accrued liabilities	16	(11)
Commodity derivatives	Other long-term assets	2	Other long-term liabilities	—
Foreign currency derivatives*	Other long-term assets	2	Other long-term assets	1	1
Foreign currency derivatives*	Other long-term liabilities	1	Other long-term liabilities	8	(7)
Derivatives designated as net investment hedges:
Foreign currency derivatives	Other current assets	—	Accrued liabilities	1
Total derivatives designated as hedges		$52		$35

Derivatives not designated:
Commodity derivatives	Other current assets	$5	Accrued liabilities	$—
Foreign currency derivatives*	Accrued liabilities	—	Accrued liabilities	1	(1)
Total derivatives not designated as hedges		$5		$1
*    Derivative instruments within this category are subject to master netting arrangements and are presented on a net basis in the consolidated balance sheets in accordance with accounting guidance related to the offsetting of amounts related to certain contracts.

The fair value of Aptiv’s derivative financial instruments was in a net liability position as of June 30, 2022 and a net asset position as of December 31, 2021.
Effect of Derivatives on the Statements of Operations and Statements of Comprehensive Income
The pre-tax effect of derivative financial instruments in the consolidated statements of operations and consolidated statements of comprehensive income for the three and six months ended June 30, 2022 and 2021 is as follows:

Three Months Ended June 30, 2022	(Loss) Gain Recognized in OCI	Gain Reclassified from OCI into Income

	(in millions)
Derivatives designated as cash flow hedges:
Commodity derivatives	$(99)	$9
Foreign currency derivatives	6	3
Derivatives designated as net investment hedges:
Foreign currency derivatives	6	—
Total	$(87)	$12

Loss Recognized in Income

(in millions)
Derivatives not designated:
Foreign currency derivatives	$(4)
Total	$(4)

Three Months Ended June 30, 2021	Gain (Loss) Recognized in OCI	Gain Reclassified from OCI into Income

	(in millions)
Derivatives designated as cash flow hedges:
Commodity derivatives	$17	$20
Foreign currency derivatives	16	—
Derivatives designated as net investment hedges:
Foreign currency derivatives	(8)	—
Total	$25	$20

Gain Recognized in Income

(in millions)
Derivatives not designated:
Foreign currency derivatives	$—
Total	$—

Six Months Ended June 30, 2022	(Loss) Gain Recognized in OCI	Gain Reclassified from OCI into Income

	(in millions)
Derivatives designated as cash flow hedges:
Commodity derivatives	$(68)	$20
Foreign currency derivatives	25	3
Derivatives designated as net investment hedges:
Foreign currency derivatives	4	—
Total	$(39)	$23

Loss Recognized in Income

(in millions)
Derivatives not designated:
Foreign currency derivatives	$(7)
Total	$(7)

Six Months Ended June 30, 2021	Gain (Loss) Recognized in OCI	Gain Reclassified from OCI into Income

	(in millions)
Derivatives designated as cash flow hedges:
Commodity derivatives	$51	$39
Foreign currency derivatives	(7)	—
Derivatives designated as net investment hedges:
Foreign currency derivatives	(7)	—
Total	$37	$39

Gain (Loss) Recognized in Income

(in millions)
Derivatives not designated:
Commodity derivatives	$1
Foreign currency derivatives	(2)
Total	$(1)
The gain or loss recognized in income for designated and non-designated derivative instruments was recorded to cost of sales and other income (expense), net in the consolidated statements of operations for the three and six months ended June 30, 2022 and 2021, respectively.

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
As of June 30, 2022 and December 31, 2021, Aptiv was in a net derivative liability position of $51 million and a net derivative asset position of $21 million, respectively, and no significant adjustments were recorded for nonperformance risk based on the application of peer companies’ CDS rates, evaluation of our own nonperformance risk and because Aptiv’s exposures were to counterparties with investment grade credit ratings. Refer to Note 14. Derivatives and Hedging Activities for further information regarding derivatives.

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
As of June 30, 2022 and December 31, 2021, the liability for contingent consideration was $10 million (which was classified within other current liabilities) and $10 million (which was classified within other long-term liabilities), respectively, representing the maximum required amounts to be paid under existing agreements. Adjustments to this liability for interest accretion are recognized in interest expense, and any other changes in the fair value of this liability are recognized within other income (expense), net in the consolidated statements of operations.
There were no changes in the contingent consideration liability classified as a Level 3 measurement during the six months ended June 30, 2022.
Publicly traded equity securities—All publicly traded equity securities are reported at fair value as of each reporting date. The measurement of the asset is based on quoted prices for identical assets on active market exchanges. Gains and losses from changes in the fair value of these securities are recorded within other income (expense), net on the consolidated statement of operations.
As of June 30, 2022 and December 31, 2021, Aptiv had the following assets measured at fair value on a recurring basis:

	Total	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3

	(in millions)
As of June 30, 2022:
Foreign currency derivatives	$16	$—	$16	$—
Publicly traded equity securities	21	21	—	—
Total	$37	$21	$16	$—
As of December 31, 2021:
Commodity derivatives	$34	$—	$34	$—
Foreign currency derivatives	7	—	7	—
Publicly traded equity securities	66	66	—	—
Total	$107	$66	$41	$—

As of June 30, 2022 and December 31, 2021, Aptiv had the following liabilities measured at fair value on a recurring basis:

	Total	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3

	(in millions)
As of June 30, 2022:
Commodity derivatives	$58	$—	$58	$—
Foreign currency derivatives	9	—	9	—
Contingent consideration	10	—	—	10
Total	$77	$—	$67	$10
As of December 31, 2021:
Foreign currency derivatives	$20	$—	$20	$—
Contingent consideration	10	—	—	10
Total	$30	$—	$20	$10
Non-derivative financial instruments—Aptiv’s non-derivative financial instruments include cash and cash equivalents, accounts and notes receivable, accounts payable, as well as debt, which consists of its accounts receivable factoring arrangement, finance leases and other debt issued by Aptiv’s non-U.S. subsidiaries, the Revolving Credit Facility, the Tranche A Term Loan and all series of outstanding senior notes. The fair value of debt is based on quoted market prices for instruments with public market data or significant other observable inputs for instruments without a quoted public market price (Level 2). As of June 30, 2022 and December 31, 2021, total debt was recorded at $6,450 million and $4,067 million, respectively, and had estimated fair values of $5,372 million and $4,297 million, respectively. For all other financial instruments recorded at June 30, 2022 and December 31, 2021, fair value approximates book value.
Fair Value Measurements on a Nonrecurring Basis
In addition to items that are measured at fair value on a recurring basis, Aptiv also has items in its balance sheet that are measured at fair value on a nonrecurring basis. As these items are not measured at fair value on a recurring basis, they are not included in the tables above. Financial and nonfinancial assets and liabilities that are measured at fair value on a nonrecurring basis include certain inventories, long-lived assets, assets and liabilities held for sale, intangible assets, equity investments without readily determinable fair values, asset retirement obligations and liabilities for exit or disposal activities measured at fair value upon initial recognition. Aptiv recorded non-cash long-lived asset impairment charges of $3 million and other charges of $3 million for the three months ended June 30, 2022 related to the conflict between Ukraine and Russia, which were recorded within cost of sales. Aptiv recorded no non-cash asset impairment charges during the three and six months ended June 30, 2021. In addition, Aptiv determined that our majority owned subsidiary in Russia met the held for sale criteria as of June 30, 2022. Consequently, during the three months ended June 30, 2022, the Company recorded a charge of $51 million to reduce the carrying value of the subsidiary to fair value, which was recorded primarily within cost of sales. Fair value of long-lived and other assets is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved and a review of appraisals or other market indicators and management estimates. As such, Aptiv has determined that the fair value measurements of long-lived and other assets fall in Level 3 of the fair value hierarchy.

16. OTHER INCOME, NET
Other income (expense), net included:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(in millions)
Interest income	$7	$2	$9	$5
Loss on modification of debt	—	(1)	—	(1)
Components of net periodic benefit cost other than service cost (Note 9)	(3)	(9)	(7)	(14)
Transaction and related costs associated with acquisitions	(2)	—	(2)	—
(Loss) gain on change in fair value of publicly traded equity securities	(17)	9	(49)	9
Other, net	(10)	(1)	(15)	2
Other (expense) income, net	$(25)	$—	$(64)	$1
During the three and six months ended June 30, 2022, net unrealized losses of $16 million and $45 million, respectively, were recognized for publicly traded equity securities still held as of June 30, 2022.
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
The acquisition was accounted for as a business combination, with the total purchase price allocated on a preliminary basis using information available, in the second quarter of 2021. The purchase price and related allocation were finalized in the second quarter of 2022. The final purchase price and related allocation to the acquired net assets of Ulti-Mate based on their estimated fair values is shown below (in millions):
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
Proposed Acquisition of Wind River Systems, Inc.
In January 2022, Aptiv entered into a definitive agreement to acquire 100% of the equity interests of Wind River, a global leader in delivering software for the intelligent edge, for approximately $4.3 billion, subject to customary post-closing adjustments. The transaction is subject to regulatory approvals and customary closing conditions, and we are targeting a closing this year as we work through the regulatory approval process. Upon completion, we anticipate that Wind River will become part of Aptiv’s Advanced Safety and User Experience segment. The Company intends to acquire Wind River primarily utilizing cash on hand, including proceeds from the 2022 Senior Notes. Refer to Note 8. Debt for additional information regarding the 2022 Senior Notes.
Planned Exit from Majority Owned Russian Subsidiary
Given the sanctions put in place by the European Union (the “E.U.”), U.S. and other governments through June 30, 2022, which restrict our ability to conduct business in Russia, we initiated a plan to exit our majority owned subsidiary in Russia. As a result, the Company determined that this subsidiary, which is reported within the Signal and Power Solutions segment, met the held for sale criteria as of June 30, 2022. Consequently, during the three months ended June 30, 2022, the Company recorded a pre-tax charge of $51 million to impair the carrying value of the Russian subsidiary’s net assets to fair value, which was recorded primarily within cost of sales in the consolidated statement of operations. Approximately $25 million of these charges were attributable to the noncontrolling interest based on the noncontrolling shareholder’s economic interest. The remaining assets and liabilities of the subsidiary were reclassified as held for sale and reflect the appropriate valuation allowances. The net assets and liabilities are de minimis and are presented as other current assets and other current liabilities, respectively, in the consolidated balance sheet as of June 30, 2022.

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
Board of Director Awards
Aptiv has granted RSUs to the Board of Directors as detailed in the table below:

Grant Date	RSUs granted	Grant Date Fair Value (1)	Vesting Date	Shares Issued Upon Vesting	Fair Value of Shares at Issuance	Shares Withheld to Cover Withholding Taxes
(dollars in millions)
April 2022	23,387	$2	April 2023	N/A	N/A	N/A
April 2021	17,589	3	April 2022	15,633	$2	1,956
April 2020	48,745	3	April 2021	41,896	6	6,849
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
The details of the shares issued upon vesting of the executive grants are as follows:

	Time-Based Awards			Performance-Based Awards
Vesting Date	Ordinary Shares Issued Upon Vesting	Fair Value of Shares at Issuance	Ordinary Shares Withheld to Cover Withholding Taxes	Ordinary Shares Issued Upon Vesting	Fair Value of Shares at Issuance	Ordinary Shares Withheld to Cover Withholding Taxes
	(dollars in millions)
Q1 2022	354,600	$46	140,409	325,283	$42	136,143
Q1 2021	449,426	67	177,825	288,074	43	121,609

A summary of RSU activity, including award grants, vesting and forfeitures is provided below:

	RSUs	Weighted Average Grant Date Fair Value
	(in thousands)
Nonvested, January 1, 2022	1,344	$131.40
Granted	791	128.48
Vested	(371)	96.95
Forfeited	(168)	137.89
Nonvested, June 30, 2022	1,596	137.27
Aptiv recognized share-based compensation expense of $41 million ($41 million, net of tax) and $28 million ($28 million, net of tax) based on the Company’s best estimate of ultimate performance against the respective targets during the three months ended June 30, 2022 and 2021, respectively. Aptiv recognized share-based compensation expense of $46 million ($46 million, net of tax) and $57 million ($57 million, net of tax) based on the Company’s best estimate of ultimate performance against the respective targets during the six months ended June 30, 2022 and 2021, respectively. Aptiv will continue to recognize compensation expense, based on the grant date fair value of the awards applied to the Company’s best estimate of ultimate performance against the respective targets, over the requisite vesting periods of the awards. Based on the grant date fair value of the awards and the Company’s best estimate of ultimate performance against the respective targets as of June 30, 2022, unrecognized compensation expense on a pre-tax basis of approximately $158 million is anticipated to be recognized over a weighted average period of approximately two years. For the six months ended June 30, 2022 and 2021, approximately $36 million and $45 million, respectively, of cash was paid and reflected as a financing activity in the statements of cash flows related to the tax withholding for vested RSUs.

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
Generally, Aptiv evaluates segment performance based on stand-alone segment net income before interest expense, other income (expense), net, income tax (expense) benefit, equity income (loss), net of tax, amortization, restructuring, other acquisition and portfolio project costs (which includes costs incurred to integrate acquired businesses and to plan and execute product portfolio transformation actions, including business and product acquisitions and divestitures), asset impairments and other related charges and gains (losses) on business divestitures and other transactions (“Adjusted Operating Income”) and accounts for inter-segment sales and transfers as if the sales or transfers were to third parties, at current market prices.
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
Included below are sales and operating data for Aptiv’s segments for the three and six months ended June 30, 2022 and 2021.

	Signal and Power Solutions	Advanced Safety and User Experience	Eliminations and Other (1)	Total

	(in millions)
For the Three Months Ended June 30, 2022:
Net sales	$3,039	$1,026	$(8)	$4,057
Depreciation and amortization	$148	$45	$—	$193
Adjusted operating income (loss)	$243	$(30)	$—	$213
Operating income (loss)	$136	$(39)	$—	$97
Equity income (loss), net of tax	$4	$(76)	$—	$(72)
Net loss attributable to noncontrolling interest	$(27)	$—	$—	$(27)

	Signal and Power Solutions	Advanced Safety and User Experience	Eliminations and Other (1)	Total

	(in millions)
For the Three Months Ended June 30, 2021:
Net sales	$2,846	$970	$(9)	$3,807
Depreciation and amortization	$153	$44	$—	$197
Adjusted operating income (2)	$313	$25	$—	$338
Operating income	$265	$20	$—	$285
Equity income (loss), net of tax	$2	$(55)	$—	$(53)
Net income attributable to noncontrolling interest	$3	$—	$—	$3

	Signal and Power Solutions	Advanced Safety and User Experience	Eliminations and Other (1)	Total

	(in millions)
For the Six Months Ended June 30, 2022:
Net sales	$6,145	$2,108	$(18)	$8,235
Depreciation and amortization	$294	$90	$—	$384
Adjusted operating income (loss)	$551	$(14)	$—	$537
Operating income (loss)	$393	$(40)	$—	$353
Equity income (loss), net of tax	$8	$(143)	$—	$(135)
Net loss attributable to noncontrolling interest	$(26)	$—	$—	$(26)

	Signal and Power Solutions	Advanced Safety and User Experience	Eliminations and Other (1)	Total

	(in millions)
For the Six Months Ended June 30, 2021:
Net sales	$5,868	$1,981	$(19)	$7,830
Depreciation and amortization	$302	$88	$—	$390
Adjusted operating income (2)	$719	$93	$—	$812
Operating income	$637	$77	$—	$714
Equity income (loss), net of tax	$5	$(100)	$—	$(95)
Net income attributable to noncontrolling interest	$8	$—	$—	$8
(1)Eliminations and Other includes the elimination of inter-segment transactions.
(2)As described above, the calculation of adjusted operating income now excludes amortization expense. The historical presentation of adjusted operating income as shown in this table has been revised to be consistent with the updated calculation.
The reconciliation of Adjusted Operating Income to operating income includes, as applicable, amortization, restructuring, other acquisition and portfolio project costs (which includes costs incurred to integrate acquired businesses and to plan and execute product portfolio transformation actions, including business and product acquisitions and divestitures), asset impairments and other related charges and gains (losses) on business divestitures and other transactions. The reconciliations of Adjusted Operating Income to net income (loss) attributable to Aptiv for the three and six months ended June 30, 2022 and 2021 are as follows:

	Signal and Power Solutions	Advanced Safety and User Experience	Total

	(in millions)
For the Three Months Ended June 30, 2022:
Adjusted operating income (loss)	$243	$(30)	$213
Amortization	(37)	(1)	(38)
Restructuring	(13)	(6)	(19)
Other acquisition and portfolio project costs	—	(2)	(2)
Asset impairments	(3)	—	(3)
Other charges related to Ukraine/Russia conflict (1)	(54)	—	(54)
Operating income (loss)	$136	$(39)	97
Interest expense			(56)
Other expense, net			(25)
Income before income taxes and equity loss			16
Income tax expense			(16)
Equity loss, net of tax			(72)
Net loss			(72)
Net loss attributable to noncontrolling interest			(27)
Net loss attributable to Aptiv			$(45)
(1)Primarily consists of charges related to the designation of our majority owned Russian subsidiary as held for sale as of June 30, 2022. Refer to Note 17. Acquisitions and Divestitures for further information.

	Signal and Power Solutions	Advanced Safety and User Experience	Total

	(in millions)
For the Three Months Ended June 30, 2021:
Adjusted operating income	$313	$25	$338
Amortization	(36)	(1)	(37)
Restructuring	(11)	(3)	(14)
Other acquisition and portfolio project costs	(1)	(1)	(2)
Operating income	$265	$20	285
Interest expense			(38)
Income before income taxes and equity loss			247
Income tax expense			(28)
Equity loss, net of tax			(53)
Net income			166
Net income attributable to noncontrolling interest			3
Net income attributable to Aptiv			$163

	Signal and Power Solutions	Advanced Safety and User Experience	Total

	(in millions)
For the Six Months Ended June 30, 2022:
Adjusted operating income (loss)	$551	$(14)	$537
Amortization	(72)	(3)	(75)
Restructuring	(22)	(19)	(41)
Other acquisition and portfolio project costs	(7)	(4)	(11)
Asset impairments	(3)	—	(3)
Other charges related to Ukraine/Russia conflict (1)	(54)	—	(54)
Operating income (loss)	$393	$(40)	353
Interest expense			(99)
Other expense, net			(64)
Income before income taxes and equity loss			190
Income tax expense			(37)
Equity loss, net of tax			(135)
Net income			18
Net loss attributable to noncontrolling interest			(26)
Net income attributable to Aptiv			$44
(1)Primarily consists of charges related to the designation of our majority owned Russian subsidiary as held for sale as of June 30, 2022. Refer to Note 17. Acquisitions and Divestitures for further information.

	Signal and Power Solutions	Advanced Safety and User Experience	Total

	(in millions)
For the Six Months Ended June 30, 2021:
Adjusted operating income	$719	$93	$812
Amortization	(71)	(3)	(74)
Restructuring	(9)	(11)	(20)
Other acquisition and portfolio project costs	(2)	(2)	(4)
Operating income	$637	$77	714
Interest expense			(78)
Other income, net			1
Income before income taxes and equity loss			637
Income tax expense			(76)
Equity loss, net of tax			(95)
Net income			466
Net income attributable to noncontrolling interest			8
Net income attributable to Aptiv			$458

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
Disaggregation of Revenue
Revenue generated from Aptiv’s operating segments is disaggregated by primary geographic market in the following tables for the three and six months ended June 30, 2022 and 2021. Information concerning geographic market reflects the manufacturing location.

For the Three Months Ended June 30, 2022:	Signal and Power Solutions	Advanced Safety and User Experience	Eliminations and Other	Total

	(in millions)
Geographic Market
North America	$1,246	$335	$(2)	$1,579
Europe, Middle East and Africa	812	479	(2)	1,289
Asia Pacific	882	212	(4)	1,090
South America	99	—	—	99
Total net sales	$3,039	$1,026	$(8)	$4,057

For the Three Months Ended June 30, 2021:	Signal and Power Solutions	Advanced Safety and User Experience	Eliminations and Other	Total

	(in millions)
Geographic Market
North America	$1,009	$283	$(1)	$1,291
Europe, Middle East and Africa	899	442	(3)	1,338
Asia Pacific	866	245	(5)	1,106
South America	72	—	—	72
Total net sales	$2,846	$970	$(9)	$3,807

For the Six Months Ended June 30, 2022:	Signal and Power Solutions	Advanced Safety and User Experience	Eliminations and Other	Total

	(in millions)
Geographic Market
North America	$2,423	$670	$(4)	$3,089
Europe, Middle East and Africa	1,655	972	(5)	2,622
Asia Pacific	1,880	466	(9)	2,337
South America	187	—	—	187
Total net sales	$6,145	$2,108	$(18)	$8,235

For the Six Months Ended June 30, 2021:	Signal and Power Solutions	Advanced Safety and User Experience	Eliminations and Other	Total

	(in millions)
Geographic Market
North America	$2,079	$596	$(3)	$2,672
Europe, Middle East and Africa	1,892	893	(6)	2,779
Asia Pacific	1,759	492	(10)	2,241
South America	138	—	—	138
Total net sales	$5,868	$1,981	$(19)	$7,830
Contract Balances
Consistent with the recognition of production parts revenue at a point in time as title transfers to the customer, Aptiv has no contract assets or contract liabilities balances as of June 30, 2022 and December 31, 2021.
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
Costs to Obtain a Contract
From time to time, Aptiv makes payments to customers in conjunction with ongoing business. These payments to customers are generally recognized as a reduction to revenue at the time of the commitment to make these payments. However, certain other payments to customers, or upfront fees, meet the criteria to be considered a cost to obtain a contract as they are directly attributable to a contract, are incremental and management expects the fees to be recoverable. As of June 30, 2022 and December 31, 2021, Aptiv has recorded $75 million (of which $25 million was classified within other current assets and $50 million was classified within other long-term assets) and $92 million (of which $34 million was classified within other current assets and $58 million was classified within other long-term assets), respectively, related to these capitalized upfront fees.

Capitalized upfront fees are amortized to revenue based on the transfer of goods and services to the customer for which the upfront fees relate, which typically range from three to five years. There have been no impairment losses in relation to the costs capitalized. The amount of amortization to net sales was $6 million and $8 million for the three months ended June 30, 2022 and 2021, respectively, and $13 million and $14 million for the six months ended June 30, 2022 and 2021, respectively.

21. INVESTMENTS IN AFFILIATES
Equity Method Investments
As part of Aptiv’s operations, it has investments in various non-consolidated affiliates accounted for under the equity method of accounting. These affiliates are not publicly traded companies and are located in North America, Europe and Asia Pacific. Aptiv’s ownership percentages vary generally from approximately 20% to 50%, with the most significant investment being in Motional, Inc. (“Motional”) (of which Aptiv owns 50%). Motional was deemed a significant equity investee under Rule 10-01(b) of Regulation S-X for the six months ended June 30, 2022. Accordingly, summarized interim income statement information of Motional is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in millions)		(in millions)
Net sales	$—	$—	$—	$—
Gross margin	(95)	(69)	(186)	(151)
Net loss	(145)	(110)	(280)	(200)
Motional Lease Agreement
In connection with the formation of Motional, Aptiv agreed to sublease certain office space to Motional, which has a remaining lease term of approximately seven years as of June 30, 2022. Total income under the agreement was $1 million and $1 million during the three months ended June 30, 2022 and 2021, respectively, and $2 million and $2 million during the six months ended June 30, 2022 and 2021, respectively. The sublease income and Aptiv’s associated operating lease cost are recorded to cost of sales in the consolidated statement of operations. The Company believes the terms of the lease agreement have not significantly been affected by the fact the Company and the lessee are related parties.
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
The carrying value of the Company’s investment in TTTech Auto was $207 million as of June 30, 2022, which is included in the Advanced Safety and User Experience segment. As of June 30, 2022, the difference between the amount at which the Company’s investment is carried and the amount of the Company’s share of the underlying equity in net assets of TTTech Auto was approximately $149 million. The basis difference is primarily attributable to equity method goodwill associated with the investment, which is not amortized.
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

The following is a summary of technology investments, which are classified within other long-term assets in the consolidated balance sheets, as of June 30, 2022 and December 31, 2021:

Investment Name	Segment	June 30, 2022	December 31, 2021
		(in millions)
Equity investments without readily determinable fair values:
StradVision, Inc.	Advanced Safety and User Experience	$40	$—
LeddarTech, Inc.	Advanced Safety and User Experience	19	19
Quanergy Systems, Inc. (1)	Advanced Safety and User Experience	—	6
Other investments	Various	6	5
Total equity investments without readily determinable fair values		65	30

Publicly traded equity securities:
Smart Eye AB	Advanced Safety and User Experience	3	11
Otonomo Technologies Ltd.	Advanced Safety and User Experience	10	39
Valens Semiconductor Ltd.	Signal and Power Solutions	8	16
Total publicly traded equity securities		21	66

Total investments		$86	$96
(1)Quanergy Systems, Inc. experienced a change in measurement basis due to an underlying transaction during the six months ended June 30, 2022 and we liquidated our entire investment in the company after the transaction and during the six months ended June 30, 2022. See below for further details on the transaction.
During the second quarter of 2022, the Company’s Advanced Safety and User Experience segment made an investment totaling 50 billion South Korean Won (approximately $40 million, using foreign currency rates on the investment date) in StradVision, Inc., a provider of deep learning-based camera perception software for automotive applications.
In February 2022, Quanergy Systems, Inc. (“Quanergy”) merged with a publicly traded special purpose acquisition company (“SPAC”) and shares of Quanergy began trading on the NYSE under the symbol QNGY. As part of the SPAC merger, our preferred shares in Quanergy were converted into Quanergy ordinary shares. During the six months ended June 30, 2022, the Company sold all of its Quanergy ordinary shares for net proceeds of approximately $3 million. The Company’s Advanced Safety and User Experience segment had previously made a $3 million investment in Quanergy during 2016, which was in addition to the Company’s $3 million investment made during 2015.
In September 2021, Valens Semiconductor Ltd. (“Valens”) merged with a publicly traded SPAC and shares of Valens began trading on the NYSE under the symbol VLN. As part of the SPAC merger, our preferred shares in Valens were converted into Valens ordinary shares.
In August 2021, Otonomo Technologies Ltd. (“Otonomo”) merged with a publicly traded SPAC and shares of Otonomo began trading on the Nasdaq Capital Market under the symbol OTMO. As part of the SPAC merger, our preferred shares in Otonomo were converted into Otonomo ordinary shares. During the second half of 2021, the Company sold a portion of its Otonomo ordinary shares for net proceeds of approximately $3 million. The Company’s Advanced Safety and User Experience segment had previously made a $3 million investment in Otonomo during 2019, which was in addition to the Company’s $15 million investment made during 2017.
In June 2021, Affectiva, Inc. (“Affectiva”) was acquired by Smart Eye AB (“Smart Eye”), which is publicly traded on the Nasdaq Stockholm AB stock exchange. As part of the acquisition, Aptiv received shares of Smart Eye in exchange for Aptiv’s Affectiva preferred shares.
In April 2021, Innoviz Technologies (“Innoviz”) merged with a publicly traded SPAC and shares of Innoviz began trading on the Nasdaq Capital Market under the symbol INVZ. As part of the SPAC merger, our preferred shares in Innoviz were converted into Innoviz ordinary shares. During the second half of 2021, the Company sold all of its Innoviz ordinary shares for net proceeds of approximately $18 million. The Company’s Advanced Safety and User Experience segment had previously made a $15 million investment in Innoviz during 2017.
Following each of the transactions described above for Quanergy, Valens, Otonomo, Smart Eye and Innoviz, the fair value of each respective investment is measured on a recurring basis, with changes in fair value recorded to other income (expense), net.

Certain of the equity securities measured at fair value disclosed above are subject to contractual sale restrictions which prohibit the sale of the security over contractually defined periods of time. The fair value of equity securities with contractual sale restrictions was approximately $2 million as of June 30, 2022. These contractual sale restrictions will fully expire during the next twelve months as of June 30, 2022.
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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
This Quarterly Report on Form 10-Q, including the exhibits being filed as part of this report, as well as other statements made by Aptiv PLC (“Aptiv,” the “Company,” “we,” “us” and “our”), contain forward-looking statements that reflect, when made, the Company’s current views with respect to current events, certain investments and acquisitions and financial performance including the potential impact of the proposed acquisition of Wind River Systems, Inc. Such forward-looking statements are subject to many risks, uncertainties and factors relating to the Company’s operations and business environment, which may cause the actual results of the Company to be materially different from any future results, express or implied, by such forward-looking statements. All statements that address future operating, financial or business performance or the Company’s strategies or expectations are forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “will,” “should,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “projects,” “potential,” “outlook” or “continue,” and other comparable terminology. Factors that could cause actual results to differ materially from these forward-looking statements include, but are not limited to, the following: global and regional economic conditions, including conditions affecting the credit market; uncertainties posed by the COVID-19 pandemic and the difficulty in predicting its future course and its impact on the global economy and the Company’s future operations; uncertainties created by the conflict between Ukraine and Russia, its impacts to the European and global economies and our operations in each country; fluctuations in interest rates and foreign currency exchange rates; the cyclical nature of global automotive sales and production; the potential disruptions in the supply of and changes in the competitive environment for raw material and other components integral to the Company’s products, including the current semiconductor supply shortage; the Company’s ability to maintain contracts that are critical to its operations; potential changes to beneficial free trade laws and regulations such as the United States-Mexico-Canada Agreement; the ability of the Company to integrate and realize the expected benefits of recent transactions; the ability of the Company to attract, motivate and/or retain key executives; the ability of the Company to avoid or continue to operate during a strike, or partial work stoppage or slow down by any of its unionized employees or those of its principal customers; and the ability of the Company to attract and retain customers. Additional factors are discussed under the captions “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s filings with the Securities and Exchange Commission, including those set forth in the Company’s Annual Report on Form 10-K for fiscal year ended December 31, 2021 and within the Quarterly Report on Form 10-Q for the quarter ended March 31, 2022. New risks and uncertainties arise from time to time, and it is impossible for us to predict these events or how they may affect the Company. It should be remembered that the price of the ordinary shares and any income from them can go down as well as up. Aptiv disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events and/or otherwise, except as may be required by law.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following management’s discussion and analysis of financial condition and results of operations (“MD&A”) is intended to help you understand the business operations and financial condition of the Company for the three and six months ended June 30, 2022. This discussion should be read in conjunction with Item 1. Financial Statements. Our MD&A is presented in eight sections:
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
Our total net sales during the three and six months ended June 30, 2022 were $4.1 billion and $8.2 billion, an increase of 7% and 5% compared to the same periods of 2021, respectively. Our overall volumes increased 8% for the three months ended June 30, 2022, despite decreased global automotive production of 1% (up 1% on an Aptiv weighted market basis, which represents global vehicle production weighted to the geographic regions in which the Company generates its revenue, “AWM”). The increase in volumes for the three months ended June 30, 2022 is primarily attributable to increased volumes in North America, partially offset by a decline in China. Our overall volumes increased 6% for the six months ended June 30, 2022, despite decreased global automotive production of 3% (3% on an AWM basis). The increase in volumes for the six months ended June 30, 2022 is primarily attributable to increased volumes in North America and China.
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

Proposed Acquisition of Wind River Systems, Inc.
In January 2022, the Company entered into a definitive agreement to acquire Wind River Systems, Inc. (“Wind River”), a global leader in delivering software for the intelligent edge, for approximately $4.3 billion. The transaction is subject to regulatory approvals and customary closing conditions, and we are targeting a closing this year as we work through the regulatory approval process. Refer to Note 17. Acquisitions and Divestitures to the consolidated financial statements contained herein for more information. With Aptiv and Wind River’s synergistic technologies and decades of experience delivering safety critical systems, the Company believes this acquisition will accelerate the journey to a software-defined future of the automotive industry.
Trends, Uncertainties and Opportunities
Ukraine/Russia conflict. The conflict between Ukraine and Russia, which began in February 2022, has had, and is expected to continue to have, negative economic impacts to both countries and to the European and global economies. In response to the conflict, the European Union (the “E.U.”), United States (the “U.S.”) and other nations implemented broad economic sanctions against Russia. These countries may impose further sanctions and take other actions as the situation continues.
Given the sanctions put in place by the E.U., U.S. and other governments through June 30, 2022, which restrict our ability to conduct business in Russia, we initiated a plan to exit our majority owned subsidiary in Russia. As a result, the Company determined that this subsidiary, which is reported within the Signal and Power Solutions segment, met the held for sale criteria as of June 30, 2022. Consequently, during the three months ended June 30, 2022, the Company recorded a pre-tax charge of $51 million to impair the carrying value of the Russian subsidiary’s net assets to fair value, which was recorded primarily within cost of sales in the consolidated statement of operations. Approximately $25 million of these charges were attributable to the noncontrolling interest based on the noncontrolling shareholder’s economic interest. The remaining assets and liabilities, which are de minimis, were reclassified to other current assets and other current liabilities, respectively, in the consolidated balance sheet as of June 30, 2022.
Ukraine and Russia are also significant global producers of raw materials used in our supply chain, including copper, aluminum, palladium and neon gases. Disruptions in the supply and volatility in the price of these materials and other inputs produced by Ukraine or Russia, including increased logistics costs and longer transit times, could adversely impact our business and results of operations. In addition, in July 2022, the E.U. introduced an emergency natural gas rationing plan to reduce the use of natural gas by businesses and in public buildings in E.U. member states from August 2022 through March 2023 in order to replenish gas reserves. Among other impacts, this may cause widespread economic disruptions during this time period, including potential shutdowns at our suppliers’ or customers’ facilities in the region. The conflict has also increased the possibility of cyberattacks occurring, which could either directly or indirectly impact our operations. Furthermore, the conflict has caused our customers to analyze their presence in the region and future customer production plans in the region remain uncertain.
We do not have a material physical presence in either Ukraine or Russia, with approximately 1% of our workforce located in the countries as of December 31, 2021, while approximately 2% of our annual net sales were generated from manufacturing facilities in those countries for the year ended December 31, 2021. However, the impacts of the conflict have adversely impacted, and may continue to adversely impact, global economies, and in particular, the European economy, a region which accounted for approximately 33% of our total net sales for the year ended December 31, 2021. We have incurred costs (including capital expenditures), to relocate production for certain customers out of Ukraine and to duplicate such production in other countries, which we substantially completed in the second quarter of 2022. We have recovered substantially all of the costs related to this relocation from impacted customers as of June 30, 2022. Aggregate costs and recoveries related to this process were not significant for the three and six months ended June 30, 2022. However, the Company recorded asset impairments and other related charges of approximately $6 million during the three months ended June 30, 2022, primarily for long-lived assets and inventory for certain sites in Ukraine. These charges were primarily recorded within cost of sales in the statement of operations. Furthermore, as a result of the conflict, we estimate that the adverse impacts to revenue from Russia operations were approximately $20 million and $30 million during the three and six months ended June 30, 2022, respectively.
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
COVID-19 pandemic. The global spread of COVID-19, which originated in late 2019 and was later declared a pandemic by the World Health Organization in March 2020, negatively impacted the global economy, disrupted supply chains and created significant volatility in global financial markets in 2020 with various adverse impacts continuing throughout 2021 and to date in 2022.

Beginning late in the first quarter of 2022 and continuing into the second quarter, various regions in China, including regions where Aptiv has operations, were subjected to lockdowns imposed by governmental authorities to mitigate the spread of COVID-19 in those areas. In response, our manufacturing facilities located in these areas implemented measures designed to minimize the impacts of any shutdowns. Despite these measures, industry-wide production interruptions adversely impacted our sales and profitability beginning at the end of the first quarter and continuing throughout much of the second quarter. Estimated total indirect and direct adverse impacts to revenue as a result of these lockdowns during the three and six months ended June 30, 2022, were approximately $165 million and $210 million, respectively. Despite the easing of most lockdowns in China late in the second quarter, the overall duration and impact as well as possible reoccurrence of these lockdowns, remains uncertain and may adversely impact our results of operations and cash flows in future periods.
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
Certain direct and indirect adverse impacts of the COVID-19 pandemic persisted throughout 2021 and are expected to continue throughout 2022, including the worldwide semiconductor supply shortage and global supply chain disruptions. As a result, due to the continuing uncertainties surrounding the ultimate impacts of the COVID-19 pandemic and resulting potential future governmental actions and economic impacts, it is possible that these adverse impacts could reoccur, resulting in further adverse impacts on our future operating earnings and cash flows. We will continue to actively monitor all direct and indirect potential impacts of the COVID-19 pandemic, and will seek to aggressively mitigate and minimize their impact on our business.
Global supply chain disruptions. Due to various factors that are beyond our control, there are currently global supply chain disruptions, including a worldwide semiconductor supply shortage. The semiconductor supply shortage, due in part to increased demand across multiple industries, is impacting production in automotive and other industries. We anticipate these supply chain disruptions will persist throughout 2022 and likely continue into 2023. We, along with most automotive component manufacturers that use semiconductors, have been unable to fully meet the vehicle production demands of OEMs because of events which are outside our control, including but not limited to, the COVID-19 pandemic, the global semiconductor shortage, fires in our suppliers’ facilities, unprecedented weather events in the southwestern United States, and other extraordinary events. Although we are working closely with suppliers and customers to minimize any potential adverse impacts of these events, some of our customers have indicated that they expect us to bear at least some responsibility for their lost production and other costs. While no assurances can be made as to the ultimate outcome of these customer expectations or any other future claims, we do not currently believe a loss is probable. We will continue to actively monitor all direct and indirect potential impacts of these supply chain disruptions, and will seek to aggressively mitigate and minimize their impact on our business.
In addition, we are carrying critical inventory items and key components, and we continue to procure productive, raw material and non-critical inventory components in order to satisfy our customers’ vehicle production schedules. However, as a result of our customers’ recent production volatility and cancellations, our balance of productive, raw and component material inventories has increased substantially from customary levels as of June 30, 2022 and December 31, 2021. We will continue to actively monitor and manage inventory levels across all inventory types in order to maximize both supply continuity and the efficient use of working capital.
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
In an effort to harness the full potential of connected intelligent systems across industries, strengthen our capabilities in software-defined mobility and to enable advanced smart vehicle architecture changes, we entered into a definitive agreement to acquire Wind River in January 2022. The transaction is subject to regulatory approvals and customary closing conditions, and we are targeting a closing this year as we work through the regulatory approval process. Wind River is a global leader in delivering software for the intelligent edge. Previously, in 2021, we executed a strategic collaboration agreement with Wind River to develop a software toolchain for various automotive applications.

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
Economic conditions. Our business is directly related to automotive sales and automotive vehicle production by our customers. Automotive sales depend on a number of factors, including global and regional economic conditions. Global automotive vehicle production increased 2% (flat on an AWM basis) from 2020 to 2021, primarily due to the impacts of the global supply chain disruptions, including the worldwide semiconductor supply shortage, which followed the significant decrease in vehicle production in 2020 due to the adverse impacts of the COVID-19 pandemic. Although 2021 global vehicle sales and production rates increased slightly, they were still significantly below historic levels. Compared to the unusually low 2020 production rates, vehicle production in 2021 increased by 2% in China, 1% in North America and 18% in South America, our smallest region, and decreased by 4% in Europe. Compared to 2021, vehicle production in the first half of 2022 decreased by 3% (3% on an AWM basis).
Economic volatility or weakness in North America, Europe, China or South America could result in a significant reduction in automotive sales and production by our customers, which would have an adverse effect on our business, results of operations and financial condition. In 2022, global inflationary pressures have both reduced consumer demand for automotive vehicles and increased the price of inputs to our products, which has adversely impacted our profitability. There is also potential that geopolitical factors could adversely impact the U.S. and other economies, and specifically the automotive sector. In particular, changes to international trade agreements such as the United States-Mexico-Canada Agreement, or other political pressures could affect the operations of our OEM customers, resulting in reduced automotive production in certain regions or shifts in the mix of production to higher cost regions. Increases in interest rates could also negatively impact automotive production as a result of increased consumer borrowing costs or reduced credit availability. Additionally, economic weakness may result in shifts in the mix of future automotive sales (from vehicles with more content such as luxury vehicles, trucks and sport utility vehicles toward smaller passenger cars). While our diversified customer and geographic revenue base, along with our flexible cost structure, have well positioned us to withstand the impact of industry downturns and benefit from industry upturns, shifts in the mix of global automotive production to higher cost regions or to vehicles with less content could adversely impact our profitability.
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
We have a strong local presence in China, including a major manufacturing base and well-established customer relationships. Each of our business segments have operations and sales in China. Our business in China remains sensitive to economic and market conditions that impact automotive sales volumes in China, and may be affected if the pace of growth slows as the Chinese market matures or if there are reductions in vehicle demand in China, as have recently been experienced as a result of the COVID-19 pandemic and related governmental lockdowns. However, we continue to believe this market will benefit from long-term demand for new vehicles and stringent governmental regulation driving increased vehicle content, including accelerated demand for electrified vehicles.
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
Our operations are subject to certain risks inherent in doing business globally, including military conflicts in regions in which we operate, unexpected changes in laws or regulations governing trade, or other monetary or tax fiscal policy changes, including tariffs, quotas, customs and other import or export restrictions or trade barriers. We are also subject to risks associated with actions taken by governmental authorities to impose changes in laws or regulations that restrict certain business operations, trade or travel in response to a pandemic or widespread outbreak of an illness. For instance, as described above, the conflict between Ukraine and Russia has created numerous economic uncertainties, including the impact of sanctions announced to date against Russia and potential further sanctions, the impact on the global supply chain for raw materials produced in each country, as well as increased logistics costs and transit times, the impact of the E.U. natural gas rationing plan and the actions of automotive OEMs and suppliers as it relates to production plans in each country. Any of the impacts mentioned above, among others, could adversely affect our business, business opportunities, results of operations, financial condition and cash flows.
In addition, the global spread of the COVID-19 pandemic and variants thereof in 2020, throughout 2021 and to date in 2022, has had various direct and indirect adverse impacts on our global operations, the automotive industry and economies around the world. Although certain of the adverse impacts of the pandemic abated during the second half of 2020, other direct and indirect adverse impacts continued throughout 2021 and to date in 2022, such as the overall supply chain disruptions, including the global semiconductor supply shortage and the regional lockdowns imposed by governmental authorities in China during the first half of 2022. These impacts continue to negatively affect the global economy and automotive industry, and we anticipate that certain impacts will persist throughout 2022 and into 2023. As a result, we are unable to predict the ultimate impact to our business due to a number of evolving factors, including the duration and spread of the pandemic, the impact of the pandemic on economic activity, our supply chain, consumer demand and vehicle production schedules, and the actions of governmental authorities across the globe.
Furthermore, existing free trade laws and regulations, such as the United States-Mexico-Canada Agreement, provide certain beneficial duties and tariffs for qualifying imports and exports, subject to compliance with the applicable classification and other requirements. Changes in laws or policies governing the terms of trade, and in particular increased trade restrictions, tariffs or taxes on imports from countries where we manufacture products, such as China and Mexico, could have a material adverse effect on our business and financial results. Furthermore, management continues to monitor the volatile geopolitical environment to identify, quantify and assess threatened duties, taxes or other business restrictions which could adversely affect our business and financial results.

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
Engineering, design and development. Our history and culture of innovation have enabled us to develop significant intellectual property and design and development expertise to provide advanced technology solutions that meet the demands of our customers. We have a team of approximately 18,900 scientists, engineers and technicians focused on developing leading product solutions for our key markets, located at 12 major technical centers in China, Germany, India, Mexico, Poland, Singapore and the United States. During the year ended December 31, 2021, we invested approximately $1.4 billion (which includes approximately $320 million co-investment by customers and government agencies) in research and development, including engineering, to maintain our portfolio of innovative products, and own/hold approximately 8,500 patents and protective rights. We also encourage “open innovation” and collaborate extensively with peers in the industry, government agencies and academic institutions. Our technology competencies are recognized by both customers and government agencies, who co-invest approximately $320 million annually in new product development, accelerating the pace of innovation and reducing the risk associated with successful commercialization of technological breakthroughs.
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
Pricing. Cost-cutting initiatives adopted by our customers result in increased downward pressure on pricing. Our customer supply agreements generally require step-downs in component pricing over the periods of production and OEMs have historically possessed significant leverage over their outside suppliers because the automotive component supply industry is fragmented and serves a limited number of automotive OEMs. Our profitability depends in part on our ability to generate sufficient production cost savings in the future to offset price reductions. In addition, during 2021, global economies and our industry were subjected to significant inflationary cost pressures, and these pressures have worsened in 2022. We continue to work with our customers, both through price recoveries and adjustments as well as future pricing adjustments as contracts renew, to mitigate the impact of these inflationary pressures on our results of operations.
We are focused on maintaining a low fixed cost structure that provides us flexibility to remain profitable at all points of the traditional vehicle industry production cycle. As a result, approximately 97% of our hourly workforce is located in best cost countries. Furthermore, we have substantial operational flexibility by leveraging a large workforce of contingent workers, which represented approximately 23% of the hourly workforce as of June 30, 2022. However, we will continue to adjust our cost structure and optimize our manufacturing footprint in response to changes in the global and regional automotive markets and in order to increase investment in advanced technologies and engineering, as evidenced by our ongoing restructuring programs focused on reducing our global overhead costs and on the continued rotation of our manufacturing footprint to best cost locations in Europe. As we continue to operate in a cyclical industry that is impacted by movements in the global and regional economies, we continually evaluate opportunities to further refine our cost structure.
We have a strong balance sheet with gross debt of approximately $6.5 billion and substantial available liquidity of approximately $7.1 billion of cash equivalents, available financing under our Revolving Credit Facility and committed European accounts receivable factoring facility as of June 30, 2022, and no significant U.S. defined benefit or workforce postretirement health care benefits and employer-paid postretirement basic life insurance benefits (“OPEB”) liabilities. We intend to maintain strong financial discipline by targeting industry-leading earnings growth, cash flow generation and return on invested capital and to maintain sufficient liquidity to sustain our financial flexibility throughout the industry cycle.
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
The automotive technology and component supply industry is traditionally subject to inflationary pressures with respect to raw materials and labor which may place operational and profitability burdens on the entire supply chain. For instance, in 2021 and to date in 2022, the industry has been subjected to increased pricing pressures, specifically in relation to copper and petroleum-based resin products, which have experienced significant volatility in price. In 2022, we have been impacted globally by increased overall inflation as a result of a variety of global trends. Due to various factors, the industry is also facing increased operating and logistics challenges from certain global supply chain disruptions, including a worldwide semiconductor supply shortage. This shortage has resulted in increased pricing pressures on semiconductors as well. In addition, we expect semiconductor supply cost and commodity cost volatility to have a continual impact on future earnings and/or operating cash flows. As such, we continually seek to mitigate both inflationary pressures and our material-related cost exposures using a number of approaches, including combining purchase requirements with customers and/or other suppliers, using alternate suppliers or product designs, negotiating cost reductions and/or commodity cost contract escalation clauses into our vehicle manufacturer supply contracts and hedging.

Three and Six Months Ended June 30, 2022 versus Three and Six Months Ended June 30, 2021
The results of operations for the three and six months ended June 30, 2022 and 2021 were as follows:

	Three Months Ended June 30,					Six Months Ended June 30,
	2022		2021		Favorable/(unfavorable)	2022		2021		Favorable/(unfavorable)

	(dollars in millions)
Net sales	$4,057		$3,807		$250	$8,235		$7,830		$405
Cost of sales	3,617		3,205		(412)	7,206		6,501		(705)
Gross margin	440	10.8%	602	15.8%	(162)	1,029	12.5%	1,329	17.0%	(300)
Selling, general and administrative	286		266		(20)	560		521		(39)
Amortization	38		37		(1)	75		74		(1)
Restructuring	19		14		(5)	41		20		(21)
Operating income	97		285		(188)	353		714		(361)
Interest expense	(56)		(38)		(18)	(99)		(78)		(21)
Other (expense) income, net	(25)		—		(25)	(64)		1		(65)
Income before income taxes and equity loss	16		247		(231)	190		637		(447)
Income tax expense	(16)		(28)		12	(37)		(76)		39
Income before equity loss	—		219		(219)	153		561		(408)
Equity loss, net of tax	(72)		(53)		(19)	(135)		(95)		(40)
Net (loss) income	(72)		166		(238)	18		466		(448)
Net (loss) income attributable to noncontrolling interest	(27)		3		(30)	(26)		8		(34)
Net (loss) income attributable to Aptiv	(45)		163		(208)	44		458		(414)
Mandatory convertible preferred share dividends	(16)		(16)		—	(32)		(32)		—
Net (loss) income attributable to ordinary shareholders	$(61)		$147		$(208)	$12		$426		$(414)

Total Net Sales
Below is a summary of our total net sales for the three months ended June 30, 2022 versus June 30, 2021.

	Three Months Ended June 30,			Variance Due To:
	2022	2021	Favorable/(unfavorable)	Volume, net of contractual price reductions	FX	Commodity pass-through	Other	Total

	(in millions)			(in millions)
Total net sales	$4,057	$3,807	$250	$357	$(143)	$36	$—	$250
Total net sales for the three months ended June 30, 2022 increased 7% compared to the three months ended June 30, 2021. Our volumes increased 8% for the period, despite decreased global automotive production of 1% (up 1% on an AWM basis). The increase in volumes is primarily attributable to an increase in North America, partially offset by a decline in China. Our total net sales also reflect the favorable impact of price recoveries, net of contractual price reductions of $36 million and unfavorable foreign currency impacts, primarily related to the Euro.
Below is a summary of our total net sales for the six months ended June 30, 2022 versus 2021.

	Six Months Ended June 30,			Variance Due To:
	2022	2021	Favorable/(unfavorable)	Volume, net of contractual price reductions	FX	Commodity pass-through	Other	Total

	(in millions)			(in millions)
Total net sales	$8,235	$7,830	$405	$502	$(203)	$106	$—	$405
Total net sales for the six months ended June 30, 2022 increased 5% compared to the six months ended June 30, 2021. Our overall volumes increased 6% for the period, despite decreased global automotive production of 3% (3% on an AWM basis). The increase in volumes is primarily attributable to increases in North America and China. Our total net sales also reflect the favorable impact of price recoveries, net of contractual price reductions of $20 million and unfavorable foreign currency impacts, primarily related to the Euro.

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
Cost of sales increased $412 million for the three months ended June 30, 2022 compared to the three months ended June 30, 2021, as summarized below. The Company’s material cost of sales was approximately 55% and 50% of net sales for the three months ended June 30, 2022 and 2021, respectively.

	Three Months Ended June 30,			Variance Due To:
	2022	2021	Favorable/(unfavorable)	Volume (a)	FX	Operational performance	Other	Total

	(dollars in millions)			(in millions)
Cost of sales	$3,617	$3,205	$(412)	$(245)	$142	$(214)	$(95)	$(412)
Gross margin	$440	$602	$(162)	$112	$(1)	$(214)	$(59)	$(162)
Percentage of net sales	10.8%	15.8%
(a)Presented net of contractual price reductions for gross margin variance.
The increase in cost of sales reflects increased volumes and operational performance, partially offset by favorable impacts from currency exchange. Our operational performance for the three months ended June 30, 2022 includes approximately $165 million of increased costs for semiconductors and commodities, as well as approximately $35 million of increased costs, primarily related to material logistics costs associated with the global supply chain disruptions due to the worldwide semiconductor shortage and other extraordinary events. The total impacts within cost of sales resulting from the global supply chain disruptions were incremental costs of approximately $25 million during the three months ended June 30, 2022. Cost of sales was also impacted by the following items in Other above:
•$57 million of charges, primarily to impair the carrying value of our majority owned Russian subsidiary’s net assets to fair value; and
•$36 million of increased commodity pass-through costs.
Cost of sales increased $705 million for the six months ended June 30, 2022 compared to the six months ended June 30, 2021, as summarized below. The Company’s material cost of sales was approximately 55% and 50% of net sales for the six months ended June 30, 2022 and 2021, respectively.

	Six Months Ended June 30,			Variance Due To:
	2022	2021	Favorable/(unfavorable)	Volume (a)	FX	Operational performance	Other	Total

	(dollars in millions)			(in millions)
Cost of sales	$7,206	$6,501	$(705)	$(362)	$195	$(417)	$(121)	$(705)
Gross margin	$1,029	$1,329	$(300)	$140	$(8)	$(417)	$(15)	$(300)
Percentage of net sales	12.5%	17.0%
(a)Presented net of contractual price reductions for gross margin variance.
The increase in cost of sales reflects increased volumes and operational performance, partially offset by favorable impacts from currency exchange. Our operational performance for the six months ended June 30, 2022 includes approximately $295 million of increased costs for semiconductors and commodities, as well as approximately $55 million of increased costs, primarily related to material logistics costs associated with the global supply chain disruptions due to the worldwide semiconductor shortage and other extraordinary events. The total impacts within cost of sales resulting from the global supply chain disruptions were incremental costs of approximately $40 million during the six months ended June 30, 2022. Cost of sales was also impacted by the following items in Other above:
•$106 million of increased commodity pass-through costs; and

•$57 million of charges, primarily to impair the carrying value of our majority owned Russian subsidiary’s net assets to fair value.

Selling, General and Administrative Expense

	Three Months Ended June 30,
	2022	2021	Favorable/ (unfavorable)

	(dollars in millions)
Selling, general and administrative expense	$286	$266	$(20)
Percentage of net sales	7.0%	7.0%

	Six Months Ended June 30,
	2022	2021	Favorable/ (unfavorable)

	(dollars in millions)
Selling, general and administrative expense	$560	$521	$(39)
Percentage of net sales	6.8%	6.7%
Selling, general and administrative expense (“SG&A”) includes administrative expenses, information technology costs and incentive compensation related costs. SG&A increased as a percentage of net sales for the six months ended June 30, 2022 compared to 2021, primarily due to increased payroll costs.

Amortization

	Three Months Ended June 30,
	2022	2021	Favorable/ (unfavorable)

	(in millions)
Amortization	$38	$37	$(1)

	Six Months Ended June 30,
	2022	2021	Favorable/ (unfavorable)

	(in millions)
Amortization	$75	$74	$(1)
Amortization expense reflects the non-cash charge related to definite-lived intangible assets. The consistency in amortization during the three and six months ended June 30, 2022 compared to 2021 reflects the continued amortization of our definite-lived intangible assets, which resulted primarily from our acquisitions, over their estimated useful lives. Refer to Note 17. Acquisitions and Divestitures to the consolidated financial statements contained herein for further detail of our business acquisitions, including details of the intangible assets recorded in each transaction.

Restructuring

	Three Months Ended June 30,
	2022	2021	Favorable/ (unfavorable)

	(dollars in millions)
Restructuring	$19	$14	$(5)
Percentage of net sales	0.5%	0.4%

	Six Months Ended June 30,
	2022	2021	Favorable/ (unfavorable)

	(dollars in millions)
Restructuring	$41	$20	$(21)
Percentage of net sales	0.5%	0.3%
The Company recorded employee-related and other restructuring charges totaling approximately $19 million and $41 million during the three and six months ended June 30, 2022, respectively. We expect to make cash payments of approximately $55 million over the next twelve months pursuant to currently implemented restructuring programs.
The Company recorded employee-related and other restructuring charges totaling approximately $14 million and $20 million during the three and six months ended June 30, 2021, respectively.
We expect to continue to incur additional restructuring expense in 2022 and beyond, primarily related to programs focused on reducing global overhead costs and on the continued rotation of our manufacturing footprint to best cost locations in Europe, which includes approximately $60 million (of which approximately $45 million relates to the Advanced Safety and User Experience segment and approximately $15 million relates to the Signal and Power Solutions segment) for programs approved as of June 30, 2022. Additionally, as we continue to operate in a cyclical industry that is impacted by movements in the global and regional economies, we continually evaluate opportunities to further adjust our cost structure and optimize our manufacturing footprint. The Company plans to implement additional restructuring activities in the future, if necessary, in order to align manufacturing capacity and other costs with prevailing regional automotive production levels and locations, to improve the efficiency and utilization of other locations and in order to increase investment in advanced technologies and engineering. Such future restructuring actions are dependent on market conditions, customer actions and other factors.
Refer to Note 7. Restructuring to the consolidated financial statements contained herein for additional information.

Interest Expense

	Three Months Ended June 30,
	2022	2021	Favorable/ (unfavorable)

	(in millions)
Interest expense	$56	$38	$(18)

	Six Months Ended June 30,
	2022	2021	Favorable/ (unfavorable)

	(in millions)
Interest expense	$99	$78	$(21)
The increase in interest expense during the three and six months ended June 30, 2022 compared to 2021 reflects the issuance of $2.5 billion in aggregate principal amount of senior unsecured notes in February 2022 (the “2022 Senior Notes”), partially offset by the issuance of $1.5 billion in aggregate principal amount of 3.10% senior unsecured notes due 2051, which were utilized to redeem $700 million in aggregate principal amount of 4.15% senior unsecured notes due 2024 and $650 million in aggregate principal amount of 4.25% senior unsecured notes due 2026. Refer to Note 8. Debt to the consolidated financial statements contained herein for additional information.

Other Income, Net

	Three Months Ended June 30,
	2022	2021	Favorable/ (unfavorable)

	(in millions)
Other expense, net	$(25)	$—	$(25)

	Six Months Ended June 30,
	2022	2021	Favorable/ (unfavorable)

	(in millions)
Other (expense) income, net	$(64)	$1	$(65)
Other expense (income), net for the three and six months ended June 30, 2022 includes losses of $17 million and $49 million, respectively, recognized for the change in fair value of publicly traded equity securities.
Other expense (income) income, net for the three and six months ended June 30, 2021 includes a gain of $9 million recognized for the change in fair value of publicly traded equity securities. Also, as further discussed in Note 8. Debt to the consolidated financial statements contained herein, during the three months ended June 30, 2021, Aptiv recorded a loss on debt modification of $1 million in conjunction with the June 2021 amendment to the Credit Agreement.
Refer to Note 16. Other Income, net to the consolidated financial statements contained herein for additional information.
Income Taxes

	Three Months Ended June 30,
	2022	2021	Favorable/ (unfavorable)

	(in millions)
Income tax expense	$16	$28	$12

	Six Months Ended June 30,
	2022	2021	Favorable/ (unfavorable)

	(in millions)
Income tax expense	$37	$76	$39
The Company’s tax rate is affected by the fact that its parent entity is an Irish resident taxpayer, the tax rates in Ireland and other jurisdictions in which the Company operates, the relative amount of income earned by jurisdiction and the relative amount of losses or income for which no tax benefit or expense was recognized due to a valuation allowance. The Company’s effective tax rate is also impacted by the receipt of certain tax incentives and holidays that reduce the effective tax rate for certain subsidiaries below the statutory rate. For the three and six months ended June 30, 2022, the Company’s effective tax rate was impacted by impairments and other charges related to the Ukraine/Russia conflict for which no tax benefit was recognized.
The Company’s effective tax rate for the three and six months ended June 30, 2022 includes net discrete tax expenses of approximately $0 million and net discrete tax benefits of approximately $4 million, respectively, primarily related to net changes in accruals for unremitted earnings, provision to return adjustments and changes in reserves. The effective tax rate for the three and six months ended June 30, 2021 includes net discrete tax benefits of $3 million and $4 million, primarily related to changes in accruals for unremitted earnings, provision to return adjustments, changes in reserves and the impact of a tax rate change. Refer to Note 11. Income Taxes to the consolidated financial statements contained herein for additional information.

Equity Loss

	Three Months Ended June 30,
	2022	2021	Favorable/ (unfavorable)

	(in millions)
Equity loss, net of tax	$72	$53	$(19)

	Six Months Ended June 30,
	2022	2021	Favorable/ (unfavorable)

	(in millions)
Equity loss, net of tax	$135	$95	$(40)
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
The reconciliation of Adjusted Operating Income to operating income includes, as applicable, amortization, restructuring, other acquisition and portfolio project costs (which includes costs incurred to integrate acquired businesses and to plan and execute product portfolio transformation actions, including business and product acquisitions and divestitures), asset impairments and other related charges and gains (losses) on business divestitures and other transactions. The reconciliations of Adjusted Operating Income to net income (loss) attributable to Aptiv for the three and six months ended June 30, 2022 and 2021 are as follows:

	Signal and Power Solutions	Advanced Safety and User Experience	Total

	(in millions)
For the Three Months Ended June 30, 2022:
Adjusted operating income (loss)	$243	$(30)	$213
Amortization	(37)	(1)	(38)
Restructuring	(13)	(6)	(19)
Other acquisition and portfolio project costs	—	(2)	(2)
Asset impairments	(3)	—	(3)
Other charges related to Ukraine/Russia conflict (1)	(54)	—	(54)
Operating income (loss)	$136	$(39)	97
Interest expense			(56)
Other expense, net			(25)
Income before income taxes and equity loss			16
Income tax expense			(16)
Equity loss, net of tax			(72)
Net loss			(72)
Net loss attributable to noncontrolling interest			(27)
Net loss attributable to Aptiv			$(45)
(1)Primarily consists of charges related to the designation of our majority owned Russian subsidiary as held for sale as of June 30, 2022. Refer to Note 17. Acquisitions and Divestitures to the consolidated financial statements contained herein for further information.

	Signal and Power Solutions	Advanced Safety and User Experience	Total

	(in millions)
For the Three Months Ended June 30, 2021:
Adjusted operating income	$313	$25	$338
Amortization	(36)	(1)	(37)
Restructuring	(11)	(3)	(14)
Other acquisition and portfolio project costs	(1)	(1)	(2)
Operating income	$265	$20	285
Interest expense			(38)
Income before income taxes and equity loss			247
Income tax expense			(28)
Equity loss, net of tax			(53)
Net income			166
Net income attributable to noncontrolling interest			3
Net income attributable to Aptiv			$163

	Signal and Power Solutions	Advanced Safety and User Experience	Total

	(in millions)
For the Six Months Ended June 30, 2022:
Adjusted operating income (loss)	$551	$(14)	$537
Amortization	(72)	(3)	(75)
Restructuring	(22)	(19)	(41)
Other acquisition and portfolio project costs	(7)	(4)	(11)
Asset impairments	(3)	—	(3)
Other charges related to Ukraine/Russia conflict (1)	(54)	—	(54)
Operating income (loss)	$393	$(40)	353
Interest expense			(99)
Other expense, net			(64)
Income before income taxes and equity loss			190
Income tax expense			(37)
Equity loss, net of tax			(135)
Net income			18
Net loss attributable to noncontrolling interest			(26)
Net income attributable to Aptiv			$44
(1)Primarily consists of charges related to the designation of our majority owned Russian subsidiary as held for sale as of June 30, 2022. Refer to Note 17. Acquisitions and Divestitures to the consolidated financial statements contained herein for further information.

	Signal and Power Solutions	Advanced Safety and User Experience	Total

	(in millions)
For the Six Months Ended June 30, 2021:
Adjusted operating income	$719	$93	$812
Amortization	(71)	(3)	(74)
Restructuring	(9)	(11)	(20)
Other acquisition and portfolio project costs	(2)	(2)	(4)
Operating income	$637	$77	714
Interest expense			(78)
Other income, net			1
Income before income taxes and equity loss			637
Income tax expense			(76)
Equity loss, net of tax			(95)
Net income			466
Net income attributable to noncontrolling interest			8
Net income attributable to Aptiv			$458

Net sales, gross margin as a percentage of net sales and Adjusted Operating Income (Loss) by segment for the three and six months ended June 30, 2022 and 2021 are as follows:

Net Sales by Segment

	Three Months Ended June 30,			Variance Due To:
	2022	2021	Favorable/ (unfavorable)	Volume, net of contractual price reductions	FX	Commodity pass-through	Other	Total

	(in millions)			(in millions)
Signal and Power Solutions	$3,039	$2,846	$193	$292	$(135)	$36	$—	$193
Advanced Safety and User Experience	1,026	970	56	65	(9)	—	—	56
Eliminations and Other	(8)	(9)	1	—	1	—	—	1
Total	$4,057	$3,807	$250	$357	$(143)	$36	$—	$250

	Six Months Ended June 30,			Variance Due To:
	2022	2021	Favorable/(unfavorable)	Volume, net of contractual price reductions	FX	Commodity pass-through	Other	Total

	(in millions)			(in millions)
Signal and Power Solutions	$6,145	$5,868	$277	$362	$(191)	$106	$—	$277
Advanced Safety and User Experience	2,108	1,981	127	140	(13)	—	—	127
Eliminations and Other	(18)	(19)	1	—	1	—	—	1
Total	$8,235	$7,830	$405	$502	$(203)	$106	$—	$405

Gross Margin Percentage by Segment

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Signal and Power Solutions	13.4%	18.1%	14.8%	19.1%
Advanced Safety and User Experience	3.3%	8.9%	5.6%	10.6%
Total	10.8%	15.8%	12.5%	17.0%
Adjusted Operating Income (Loss) by Segment

	Three Months Ended June 30,			Variance Due To:
	2022	2021	Favorable/ (unfavorable)	Volume, net of contractual price reductions	Operational performance	Other	Total

	(in millions)			(in millions)
Signal and Power Solutions	$243	$313	$(70)	$83	$(113)	$(40)	$(70)
Advanced Safety and User Experience	(30)	25	(55)	29	(101)	17	(55)
Total	$213	$338	$(125)	$112	$(214)	$(23)	$(125)

As noted in the table above, Adjusted Operating Income for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021 was impacted by volume, including product mix, and the favorable impact of price recoveries, net of contractual price reductions, and operational performance. Our operational performance for the three months ended June 30, 2022 includes approximately $165 million of increased costs for semiconductors and commodities, as well as approximately $35 million of increased costs, primarily related to material logistics costs associated with the global supply chain disruptions due to the worldwide semiconductor shortage and other extraordinary events. The total impacts within Adjusted Operating Income resulting from the global supply chain disruptions were incremental costs of approximately $25 million during the three months ended June 30, 2022. Adjusted Operating Income was also impacted by the following items included within Other in the table above:
•$15 million of increased SG&A expense, not including the impact of other acquisition and portfolio project costs; partially offset by
•$8 million of favorable foreign currency impacts.

	Six Months Ended June 30,			Variance Due To:
	2022	2021	Favorable/(unfavorable)	Volume, net of contractual price reductions	Operational performance	Other	Total

	(in millions)			(in millions)
Signal and Power Solutions	$551	$719	$(168)	$85	$(236)	$(17)	$(168)
Advanced Safety and User Experience	(14)	93	(107)	55	(181)	19	(107)
Total	$537	$812	$(275)	$140	$(417)	$2	$(275)
As noted in the table above, Adjusted Operating Income for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021 was impacted by volume, including product mix, and the favorable impact of price recoveries, net of contractual price reductions, and operational performance. Our operational performance for the six months ended June 30, 2022 includes approximately $295 million of increased costs for semiconductors and commodities, as well as approximately $55 million of increased costs, primarily related to material logistics costs associated with the global supply chain disruptions due to the worldwide semiconductor shortage and other extraordinary events. The total impacts within Adjusted Operating Income resulting from the global supply chain disruptions were incremental costs of approximately $40 million during the six months ended June 30, 2022. Adjusted Operating Income was also impacted by the following item included within Other in the table above:
•$30 million of increased SG&A expense, not including the impact of other acquisition and portfolio project costs; and; partially offset by
•$8 million of favorable foreign currency impacts.

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
As of June 30, 2022, we had cash and cash equivalents of $4.7 billion and net debt (defined as outstanding debt less cash and cash equivalents) of $1.8 billion. The following table summarizes our available liquidity, which includes cash, cash equivalents and funds available under our significant committed credit facilities, as of June 30, 2022:

June 30, 2022

(in millions)
Cash and cash equivalents	$4,670
Revolving Credit Facility, unutilized portion (1)	2,000
Committed European accounts receivable factoring facility, unutilized portion (2)	473
Total available liquidity	$7,143
(1)Availability reduced by less than $1 million in letters of credit issued under the Credit Agreement as of June 30, 2022.
(2)Based on June 30, 2022 foreign currency rates, subject to the availability of eligible accounts receivable.
Despite the current global economic impacts and uncertainties resulting from the conflict between Ukraine and Russia, the ongoing global supply chain disruptions, the COVID-19 pandemic and the resulting direct and indirect impacts on global vehicle production, we currently expect existing cash, available liquidity and cash flows from operations to continue to be sufficient to fund our global operating activities, including restructuring payments, any mandatory payments required under the Credit Agreement as described below, dividends on preferred shares and capital expenditures. Furthermore, we expect to acquire Wind River and pay other required fees and expenses in connection with the proposed acquisition primarily utilizing cash on hand, including proceeds from the issuance of the 2022 Senior Notes.
We also continue to expect to be able to move funds between different countries to manage our global liquidity needs without material adverse tax implications, subject to current monetary policies and the terms of the Credit Agreement. We utilize a combination of strategies, including dividends, cash pooling arrangements, intercompany loan repayments and other distributions and advances to provide the funds necessary to meet our global liquidity needs. There are no significant restrictions on the ability of our subsidiaries to pay dividends or make other distributions to Aptiv. As of June 30, 2022, the Company’s cash and cash equivalents held by our non-U.S. subsidiaries totaled approximately $4.6 billion. If additional non-U.S. cash was needed for our U.S. operations, we may be required to accrue and pay withholding if we were to distribute such funds from non-U.S. subsidiaries to the U.S.; however, based on our current liquidity needs and strategies, we do not anticipate a need to accrue and pay such additional amounts.
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
There were no shares repurchased during the three and six months ended June 30, 2022 and 2021.
As of June 30, 2022, approximately $13 million of share repurchases remained available under the April 2016 share repurchase program, which is in addition to the share repurchase program of up to $2.0 billion that was previously announced in January 2019. This program, which will commence following the completion of the April 2016 share repurchase program, provides for share purchases in the open market or in privately negotiated transactions, depending on share price, market conditions and other factors, as determined by the Company. All previously repurchased shares were retired, and are reflected as a reduction of ordinary share capital for the par value of the shares, with the excess applied as reductions to additional paid-in-capital and retained earnings.
Preferred Dividends
In the second quarter of 2022, the Board of Directors declared and paid a quarterly cash dividend of approximately $1.375 per mandatory convertible preferred share outstanding.
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
Wind River—In January 2022, Aptiv entered into a definitive agreement to acquire 100% of the equity interests of Wind River, a global leader in delivering software for the intelligent edge, for approximately $4.3 billion, subject to customary post-closing adjustments. The transaction is subject to regulatory approvals and customary closing conditions, and we are targeting a closing this year as we work through the regulatory approval process. Upon completion, we anticipate that Wind River will become part of Aptiv’s Advanced Safety and User Experience segment. The Company intends to acquire Wind River primarily utilizing cash on hand, including proceeds from the issuance of the 2022 Senior Notes.
Planned Exit from Majority Owned Russian Subsidiary—Given the sanctions put in place by the E.U., U.S. and other governments through June 30, 2022, which restrict our ability to conduct business in Russia, we initiated a plan to exit our majority owned subsidiary in Russia. As a result, the Company determined that this subsidiary, which is reported within the Signal and Power Solutions segment, met the held for sale criteria as of June 30, 2022. Consequently, during the three months ended June 30, 2022, the Company recorded a pre-tax charge of $51 million to impair the carrying value of the Russian subsidiary’s net assets to fair value, which was recorded primarily within cost of sales in the consolidated statement of operations. Approximately $25 million of these charges were attributable to the noncontrolling interest based on the noncontrolling shareholder’s economic interest. The remaining assets and liabilities, which are de minimis, were reclassified to other current assets and other current liabilities, respectively, in the consolidated balance sheet as of June 30, 2022.
Refer to Note 17. Acquisitions and Divestitures to the consolidated financial statements contained herein for further detail of the Company’s business acquisitions and divestitures.
Technology Investments—During the second quarter of 2022, the Company’s Advanced Safety and User Experience segment made an investment totaling 50 billion South Korean Won (approximately $40 million, using foreign currency rates on the investment date) in StradVision, Inc, a provider of deep learning-based camera perception software for automotive applications.
In February 2022, Quanergy Systems, Inc. (“Quanergy”) merged with a publicly traded special purpose acquisition company (“SPAC”) and shares of Quanergy began trading on the NYSE under the symbol QNGY. As part of the SPAC merger, our preferred shares in Quanergy were converted into Quanergy ordinary shares. During the six months ended June 30, 2022, the Company sold all of its Quanergy ordinary shares for net proceeds of approximately $3 million. The Company’s Advanced Safety and User Experience segment had previously made a $3 million investment in Quanergy during 2016, which was in addition to the Company’s $3 million investment made during 2015.
In September 2021, Valens Semiconductor Ltd. (“Valens”) merged with a publicly traded SPAC and shares of Valens began trading on the NYSE under the symbol VLN. As part of the SPAC merger, our preferred shares in Valens were converted into Valens ordinary shares.

In August 2021, Otonomo Technologies Ltd. (“Otonomo”) merged with a publicly traded SPAC and shares of Otonomo began trading on the Nasdaq Capital Market under the symbol OTMO. As part of the SPAC merger, our preferred shares in Otonomo were converted into Otonomo ordinary shares. During the second half of 2021, the Company sold a portion of its Otonomo ordinary shares for net proceeds of approximately $3 million. The Company’s Advanced Safety and User Experience segment had previously made a $3 million investment in Otonomo during 2019, which was in addition to the Company’s $15 million investment made during 2017.
In June 2021, Affectiva, Inc. (“Affectiva”) was acquired by Smart Eye AB (“Smart Eye”), which is publicly traded on the Nasdaq Stockholm AB stock exchange. As part of the acquisition, Aptiv received shares of Smart Eye in exchange for Aptiv’s Affectiva preferred shares.
In April 2021, Innoviz Technologies (“Innoviz”) merged with a publicly traded SPAC and shares of Innoviz began trading on the Nasdaq Capital Market under the symbol INVZ. As part of the SPAC merger, our preferred shares in Innoviz were converted into Innoviz ordinary shares. During the second half of 2021, the Company sold all of its Innoviz ordinary shares for net proceeds of approximately $18 million. The Company’s Advanced Safety and User Experience segment had previously made a $15 million investment in Innoviz during 2017.
Following each of the transactions described above for Quanergy, Valens, Otonomo, Smart Eye and Innoviz, the fair value of each respective investment is measured on a recurring basis, with changes in fair value recorded to other income (expense), net.
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
Refer to Note 21. Investments in Affiliates to the consolidated financial statements contained herein for further detail of the Company’s investments.
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
The Credit Agreement was entered into in March 2011 and has been subsequently amended and restated on several occasions, most recently on June 24, 2021. The June 2021 amendment, among other things, (1) refinanced and replaced the existing term loan A and revolver with a new term loan A that matures in 2026, and a new five-year revolving credit facility with aggregate commitments of $2 billion, (2) utilized the Company’s existing sustainability-linked metrics and commitments, that, if achieved, would change the facility fee and interest rate margins as described below, and (3) established the leverage ratio maintenance covenant that requires the Company to maintain total net leverage (as calculated in accordance with the Credit Agreement) of less than 3.5 to 1.0 (or 4.0 to 1.0 for four full fiscal quarters following completion of material acquisitions, as defined in the Credit Agreement) and allowed for dividends and other payments on equity. Losses on modification of debt totaled $1 million during the three months ended June 30, 2021 related to the June 2021 amendment. Aptiv paid amendment fees of $6 million during the three months ended June 30, 2021 which are reflected as a financing activity in the consolidated statements of cash flows.
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
As of June 30, 2022, there were no amounts drawn on the Revolving Credit Facility and less than $1 million in letters of credit were issued under the Credit Agreement. Letters of credit issued under the Credit Agreement reduce availability under the Revolving Credit Facility. No amounts were drawn on the Revolving Credit Facility during the six months ended June 30, 2022.

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

	June 30, 2022		December 31, 2021
	LIBOR plus	ABR plus	LIBOR plus	ABR plus
Revolving Credit Facility	1.10%	0.10%	1.10%	0.10%
Tranche A Term Loan	1.125%	0.125%	1.125%	0.125%
Under the June 2021 amendment, the Applicable Rate under the Credit Agreement, as well as the facility fee, may increase or decrease from time to time based on changes in the Company’s credit ratings and whether the Company achieves or fails to achieve certain sustainability-linked targets with respect to greenhouse gas emissions and workplace safety. Such adjustments may be up to 0.04% per annum on interest rate margins on the Revolving Credit Facility, 0.02% per annum on interest rate margins on the Tranche A Term Loan and up to 0.01% per annum on the facility fee. Accordingly, the interest rate is subject to fluctuation during the term of the Credit Agreement based on changes in the ABR, LIBOR, changes in the Company’s corporate credit ratings or whether the Company achieves or fails to achieve its sustainability-linked targets. The Credit Agreement also requires that Aptiv pay certain facility fees on the Revolving Credit Facility, which are also subject to adjustment based on the sustainability-linked targets as described above, and certain letter of credit issuance and fronting fees. As a result of meeting the sustainability-linked targets for the 2021 calendar year, the interest rate margins and facility fees will be reduced by the amounts specified above, effective in the third quarter of 2022.
The interest rate period with respect to LIBOR interest rate options can be set at one-, three-, or six-months as selected by Aptiv in accordance with the terms of the Credit Agreement (or other period as may be agreed by the applicable lenders). Aptiv may elect to change the selected interest rate option in accordance with the provisions of the Credit Agreement. As of June 30, 2022, Aptiv selected the one-month LIBOR interest rate option on the Tranche A Term Loan, and the rates effective as of June 30, 2022, as detailed in the table below, were based on the Company’s current credit rating and the Applicable Rate for the Credit Agreement:

		Borrowings as of
		June 30, 2022	Rates effective as of
	Applicable Rate	(in millions)	June 30, 2022
Tranche A Term Loan	LIBOR plus 1.125%	$313	2.8125%
Borrowings under the Credit Agreement are prepayable at Aptiv’s option without premium or penalty.
The Credit Agreement contains certain covenants that limit, among other things, the Company’s (and the Company’s subsidiaries’) ability to incur certain additional indebtedness or liens or to dispose of substantially all of its assets. In addition, under the June 2021 amendment, the Credit Agreement requires that the Company maintain a consolidated leverage ratio (the ratio of Consolidated Total Indebtedness to Consolidated EBITDA, each as defined in the Credit Agreement) of not more than 3.5 to 1.0 (or 4.0 to 1.0 for four full fiscal quarters following completion of material acquisitions, as defined in the Credit Agreement). The Credit Agreement also contains events of default customary for financings of this type. The Company was in compliance with the Credit Agreement covenants as of June 30, 2022.
As of June 30, 2022, all obligations under the Credit Agreement were borrowed by Aptiv Corporation and jointly and severally guaranteed by AGFL and Aptiv PLC, subject to certain exceptions set forth in the Credit Agreement.

Senior Unsecured Notes
As of June 30, 2022, the Company had the following senior unsecured notes issued and outstanding:

Aggregate Principal Amount (in millions)	Stated Coupon Rate	Issuance Date	Maturity Date	Interest Payment Date

$700	2.396%	February 2022	February 2025	February 18 and August 18
736	1.50%	March 2015	March 2025	March 10
525	1.60%	September 2016	September 2028	September 15
300	4.35%	March 2019	March 2029	March 15 and September 15
800	3.25%	February 2022	March 2032	March 1 and September 1
300	4.40%	September 2016	October 2046	April 1 and October 1
350	5.40%	March 2019	March 2049	March 15 and September 15
1,500	3.10%	November 2021	December 2051	June 1 and December 1
1,000	4.15%	February 2022	May 2052	May 1 and November 1
Although the specific terms of each indenture governing each series of senior notes vary, the indentures contain certain restrictive covenants, including with respect to Aptiv’s (and Aptiv’s subsidiaries) ability to incur liens, enter into sale and leaseback transactions and merge with or into other entities. As of June 30, 2022, the Company was in compliance with the provisions of all series of the outstanding senior notes. Refer to Note 8. Debt to the consolidated financial statements contained herein for additional information.
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
The historical presentation of the summarized financial information has been revised to be consistent with the presentation of the entities that comprise the structure of the Obligor Group as of June 30, 2022.

Obligor Group

Six Months Ended June 30, 2022	(in millions)
Net sales	$—
Gross margin	$—
Operating loss	$(23)
Net loss	$(147)
Net loss attributable to Aptiv	$(147)

As of June 30, 2022:
Current assets (1)	$8,157
Long-term assets (2)	$47
Current liabilities (3)	$5,962
Long-term liabilities (3)	$6,650
Noncontrolling interest	$—

As of December 31, 2021
Current assets (1)	$6,432
Long-term assets	$14
Current liabilities (3)	$6,572
Long-term liabilities (3)	$4,276
Noncontrolling interest	$—
(1)Includes current assets of $3,992 million and $4,136 million due from Non-Guarantors as of June 30, 2022 and December 31, 2021, respectively, which includes amounts due from affiliates of $1 million and $5 million, respectively.
(2)Includes long-term assets of $34 million due from Non-Guarantors as of June 30, 2022.
(3)Includes current liabilities of $5,901 million and $6,530 million, and long-term liabilities of $226 million and $226 million, due to Non-Guarantors as of June 30, 2022 and December 31, 2021, respectively.
Other Financing
Receivable factoring—Aptiv maintains a €450 million European accounts receivable factoring facility that is available on a committed basis and allows for factoring of receivables denominated in both Euros and U.S. dollars (“USD”). This facility is accounted for as short-term debt and borrowings are subject to the availability of eligible accounts receivable. Collateral is not required related to these trade accounts receivable. This facility became effective on January 1, 2021 and has a term of three years, subject to Aptiv’s right to terminate at any time with three months’ notice. After expiration of the three year term, either party can terminate with three months’ notice. Borrowings denominated in Euros under the facility bear interest at the three-month Euro Interbank Offered Rate (“EURIBOR”) plus 0.50% and USD borrowings bear interest at two-month LIBOR plus 0.50%, with borrowings under either denomination carrying a minimum interest rate of 0.20%. As of June 30, 2022 and December 31, 2021, Aptiv had no amounts drawn on the European accounts receivable factoring facility. No amounts were drawn under the European accounts receivable factoring facility during the six months ended June 30, 2022.
Finance leases and other—As of June 30, 2022 and December 31, 2021, approximately $19 million and $14 million, respectively, of other debt primarily issued by certain non-U.S. subsidiaries and finance lease obligations were outstanding.
Letter of credit facilities—In addition to the letters of credit issued under the Credit Agreement, Aptiv had approximately $3 million and $3 million outstanding through other letter of credit facilities as of June 30, 2022 and December 31, 2021, respectively, primarily to support arrangements and other obligations at certain of its subsidiaries.
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
Operating activities—Net cash used in operating activities totaled $107 million for the six months ended June 30, 2022 and net cash provided by operating activities totaled $549 million for the six months ended June 30, 2021. Cash flows used in operating activities for the six months ended June 30, 2022 consisted primarily of net earnings of $18 million, increased by $400 million for non-cash charges for depreciation, amortization and pension costs, offset by $759 million related to changes in operating assets and liabilities, net of restructuring and pension contributions. Cash flows provided by operating activities for the six months ended June 30, 2021 consisted primarily of net earnings of $466 million, increased by $414 million for non-cash charges for depreciation, amortization and pension costs, partially offset by $498 million related to changes in operating assets and liabilities, net of restructuring and pension contributions.
Investing activities—Net cash used in investing activities totaled $705 million for the six months ended June 30, 2022, as compared to $314 million for the six months ended June 30, 2021. The increase in usage is primarily attributable to $220 million paid for business acquisitions and other transactions, and increased capital expenditures of $193 million during the six months ended June 30, 2022 as compared to the six months ended June 30, 2021.
Financing activities—Net cash provided by financing activities totaled $2,394 million for the six months ended June 30, 2022 and net cash used in financing activities totaled $103 million for the six months ended June 30, 2021. Cash flows provided by financing activities for the six months ended June 30, 2022 primarily included net proceeds of $2,472 million received from the issuance of the 2022 Senior Notes, partially offset by $32 million of MCPS dividend payments. Cash flows used in financing activities for the six months ended June 30, 2021 primarily included $20 million in repayments under debt agreements and $32 million of MCPS dividend payments.
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
Critical Accounting Estimates
There have been no significant changes in our critical accounting estimates during the three and six months ended June 30, 2022.

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
As of June 30, 2022, the Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated, for disclosure purposes, the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective to provide reasonable assurance that the desired control objectives were achieved as of June 30, 2022.
Changes in Internal Control over Financial Reporting
There were no material changes in the Company’s internal controls over financial reporting during the three and six months ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

ITEM 1A. RISK FACTORS
Other than as described in the Company's Form 10-Q for the quarter ended March 31, 2022, there have been no material changes to the risk factors described in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
There were no repurchases of equity securities during the three months ended June 30, 2022. In January 2019, the Board of Directors authorized a share repurchase program of up to $2.0 billion. This program will commence following the completion of the previously announced share repurchase program of $1.5 billion, which was approved by the Board of Directors in April 2016. As of June 30, 2022, approximately $2,013 million remained available for repurchases pursuant to these programs.

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

Dated: August 4, 2022