Form 10-Q
period 2022-09-30
Aptiv PLC
filed 2022-11-03
CIK 1521332

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
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of the registrant’s ordinary shares outstanding, $0.01 par value per share as of October 28, 2022, was 270,949,579.

APTIV PLC

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
APTIV PLC
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(in millions, except per share amounts)
Net sales	$4,614	$3,654	$12,849	$11,484
Operating expenses:
Cost of sales	3,821	3,138	11,027	9,639
Selling, general and administrative	275	263	835	784
Amortization	37	37	112	111
Restructuring (Note 7)	11	1	52	21
Total operating expenses	4,144	3,439	12,026	10,555
Operating income	470	215	823	929
Interest expense	(58)	(36)	(157)	(114)
Other income (expense), net (Note 16)	20	1	(44)	2
Income before income taxes and equity loss	432	180	622	817
Income tax expense	(59)	(25)	(96)	(101)
Income before equity loss	373	155	526	716
Equity loss, net of tax	(67)	(51)	(202)	(146)
Net income	306	104	324	570
Net income (loss) attributable to noncontrolling interest	5	3	(21)	11
Net income attributable to Aptiv	301	101	345	559
Mandatory convertible preferred share dividends (Note 12)	(15)	(15)	(47)	(47)
Net income attributable to ordinary shareholders	$286	$86	$298	$512

Basic net income per share:
Basic net income per share attributable to ordinary shareholders	$1.06	$0.32	$1.10	$1.89
Weighted average number of basic shares outstanding	270.93	270.51	270.88	270.44

Diluted net income per share (Note 12):
Diluted net income per share attributable to ordinary shareholders	$1.05	$0.32	$1.10	$1.89
Weighted average number of diluted shares outstanding	271.10	271.20	271.10	271.14
See notes to consolidated financial statements.

APTIV PLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(in millions)
Net income	$306	$104	$324	$570
Other comprehensive (loss) income:
Currency translation adjustments	(213)	(78)	(425)	(127)
Net change in unrecognized loss on derivative instruments, net of tax (Note 14)	(5)	(62)	(67)	(64)
Employee benefit plans adjustment, net of tax	7	6	14	36
Other comprehensive loss	(211)	(134)	(478)	(155)
Comprehensive income (loss)	95	(30)	(154)	415
Comprehensive income (loss) attributable to noncontrolling interests	3	2	(20)	10
Comprehensive income (loss) attributable to Aptiv	$92	$(32)	$(134)	$405
See notes to consolidated financial statements.

APTIV PLC
CONSOLIDATED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(Unaudited)

	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$4,850	$3,139
Restricted cash	4	—
Accounts receivable, net of allowance for doubtful accounts of $53 million and $37 million, respectively (Note 2)	3,366	2,784
Inventories (Note 3)	2,306	2,014
Other current assets (Note 4)	457	499
Total current assets	10,983	8,436
Long-term assets:
Property, net	3,157	3,294
Operating lease right-of-use assets	406	383
Investments in affiliates (Note 21)	1,772	1,797
Intangible assets, net (Note 2)	806	964
Goodwill (Note 2)	2,274	2,511
Other long-term assets (Note 4)	573	622
Total long-term assets	8,988	9,571
Total assets	$19,971	$18,007
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt (Note 8)	$16	$8
Accounts payable	2,775	2,953
Accrued liabilities (Note 5)	1,338	1,246
Total current liabilities	4,129	4,207
Long-term liabilities:
Long-term debt (Note 8)	6,336	4,059
Pension benefit obligations	399	440
Long-term operating lease liabilities	325	304
Other long-term liabilities (Note 5)	401	436
Total long-term liabilities	7,461	5,239
Total liabilities	11,590	9,446
Commitments and contingencies (Note 10)
Shareholders’ equity:
Preferred shares, $0.01 par value per share, 50,000,000 shares authorized; 11,500,000 shares of 5.50% Mandatory Convertible Preferred Shares, Series A, issued and outstanding as of September 30, 2022 and December 31, 2021	—	—
Ordinary shares, $0.01 par value per share, 1,200,000,000 shares authorized, 270,932,774 and 270,514,140 issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	3	3
Additional paid-in-capital	3,968	3,939
Retained earnings	5,375	5,077
Accumulated other comprehensive loss (Note 13)	(1,151)	(672)
Total Aptiv shareholders’ equity	8,195	8,347
Noncontrolling interest	186	214
Total shareholders’ equity	8,381	8,561
Total liabilities and shareholders’ equity	$19,971	$18,007
See notes to consolidated financial statements.

APTIV PLC
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
	2022	2021

	(in millions)
Cash flows from operating activities:
Net income	$324	$570
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	462	472
Amortization	112	111
Amortization of deferred debt issuance costs	7	7
Restructuring expense, net of cash paid	2	(42)
Deferred income taxes	(6)	(5)
Pension and other postretirement benefit expenses	25	34
Loss from equity method investments, net of dividends received	205	152
Loss on modification of debt	—	1
Loss on sale of assets	—	1
Share-based compensation	65	76
Other charges related to Ukraine/Russia conflict	54	—
Changes in operating assets and liabilities:
Accounts receivable, net	(582)	99
Inventories	(301)	(819)
Other assets	52	50
Accounts payable	(107)	(37)
Accrued and other long-term liabilities	(5)	(64)
Other, net	38	(35)
Pension contributions	(15)	(18)
Net cash provided by operating activities	330	553
Cash flows from investing activities:
Capital expenditures	(666)	(430)
Proceeds from sale of property	3	4
Cost of business acquisitions and other transactions, net of cash acquired	(220)	(45)
Proceeds from sale of technology investments	3	14
Cost of technology investments	(42)	(2)
Settlement of derivatives	9	(11)
Net cash used in investing activities	(913)	(470)
Cash flows from financing activities:
Net repayments under other short-term debt agreements	(3)	(22)
Net repayments under other long-term debt agreements	(2)	(8)
Proceeds from issuance of senior notes, net of issuance costs	2,472	—
Fees related to modification of debt agreements	—	(6)
Dividend payments of consolidated affiliates to minority shareholders	(8)	—
Distribution of mandatory convertible preferred share cash dividends	(47)	(47)
Taxes withheld and paid on employees’ restricted share awards	(36)	(45)
Net cash provided by (used in) financing activities	2,376	(128)
Effect of exchange rate fluctuations on cash, cash equivalents and restricted cash	(54)	(15)
Increase (decrease) in cash, cash equivalents and restricted cash	1,739	(60)
Cash, cash equivalents and restricted cash at beginning of the period	3,139	2,853
Cash, cash equivalents and restricted cash at end of the period	$4,878	$2,793

Reconciliation of cash, cash equivalents and restricted cash and cash classified as assets held for sale:
	September 30,
	2022	2021
	(in millions)
Cash, cash equivalents and restricted cash	$4,854	$2,793
Cash classified as assets held for sale	24	—
Total cash, cash equivalents and restricted cash	$4,878	$2,793
See notes to consolidated financial statements.

APTIV PLC
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)

	Three Months Ended September 30,

	Ordinary Shares		Preferred Shares

	Number of shares	Amount of shares	Number of shares	Amount of shares	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Aptiv Shareholders’ Equity	Noncontrolling Interest	Total Shareholders’ Equity

2022	(in millions)
Balance at June 30, 2022	271	$3	12	$—	$3,949	$5,089	$(942)	$8,099	$183	$8,282
Net income	—	—	—	—	—	301	—	301	5	306
Other comprehensive loss	—	—	—	—	—	—	(209)	(209)	(2)	(211)
Mandatory convertible preferred share cumulative dividends	—	—	—	—	—	(15)	—	(15)	—	(15)
Share-based compensation	—	—	—	—	19	—	—	19	—	19
Balance at September 30, 2022	271	$3	12	$—	$3,968	$5,375	$(1,151)	$8,195	$186	$8,381

2021
Balance at June 30, 2021	271	$3	12	$—	$3,909	$4,976	$(566)	$8,322	$203	$8,525
Net income	—	—	—	—	—	101	—	101	3	104
Other comprehensive loss	—	—	—	—	—	—	(133)	(133)	(1)	(134)
Mandatory convertible preferred share cumulative dividends	—	—	—	—	—	(15)	—	(15)	—	(15)
Share-based compensation	—	—	—	—	19	—	—	19	—	19
Balance at September 30, 2021	271	$3	12	$—	$3,928	$5,062	$(699)	$8,294	$205	$8,499

	Nine Months Ended September 30,

	Ordinary Shares		Preferred Shares

	Number of shares	Amount of shares	Number of shares	Amount of shares	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Aptiv Shareholders’ Equity	Noncontrolling Interest	Total Shareholders’ Equity

2022	(in millions)
Balance at January 1, 2022	271	$3	12	$—	$3,939	$5,077	$(672)	$8,347	$214	$8,561
Net income (loss)	—	—	—	—	—	345	—	345	(21)	324
Other comprehensive (loss) income	—	—	—	—	—	—	(479)	(479)	1	(478)
Dividend payments of consolidated affiliates to minority shareholders	—	—	—	—	—	—	—	—	(8)	(8)
Mandatory convertible preferred share cumulative dividends	—	—	—	—	—	(47)	—	(47)	—	(47)
Taxes withheld on employees’ restricted share award vestings	—	—	—	—	(36)	—	—	(36)	—	(36)
Share-based compensation	—	—	—	—	65	—	—	65	—	65
Balance at September 30, 2022	271	$3	12	$—	$3,968	$5,375	$(1,151)	$8,195	$186	$8,381

2021
Balance at January 1, 2021	270	$3	12	$—	$3,897	$4,550	$(545)	$7,905	$195	$8,100
Net income	—	—	—	—	—	559	—	559	11	570
Other comprehensive loss	—	—	—	—	—	—	(154)	(154)	(1)	(155)
Mandatory convertible preferred share cumulative dividends	—	—	—	—	—	(47)	—	(47)	—	(47)
Taxes withheld on employees’ restricted share award vestings	—	—	—	—	(45)	—	—	(45)	—	(45)
Share-based compensation	1	—	—	—	76	—	—	76	—	76
Balance at September 30, 2021	271	$3	12	$—	$3,928	$5,062	$(699)	$8,294	$205	$8,499
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
During the three months ended September 30, 2022, Aptiv received a dividend of $3 million from one of its equity method investments. During the nine months ended September 30, 2021, Aptiv received a dividend of $6 million from one of its equity method investments. The dividends were recognized as a reduction to the investment and represented a return on investment in cash flows from operating activities.
Aptiv’s equity investments without readily determinable fair value totaled $65 million and $30 million as of September 30, 2022 and December 31, 2021, respectively, and are classified within other long-term assets in the consolidated balance sheets. Aptiv’s investments in publicly traded equity securities totaled $15 million and $66 million as of September 30, 2022 and December 31, 2021, respectively, and are classified within other long-term assets in the consolidated balance sheets. Refer to Note 21. Investments in Affiliates for further information regarding Aptiv’s equity investments.
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
Aptiv primarily utilizes historical loss and recovery data, combined with information on current economic conditions and reasonable and supportable forecasts to develop the estimate of the allowance for doubtful accounts in accordance with ASC Topic 326, Financial Instruments – Credit Losses. As of September 30, 2022 and December 31, 2021, the Company reported $3,366 million and $2,784 million, respectively, of accounts receivable, net of allowances, which includes the allowance for doubtful accounts of $53 million and $37 million, respectively. Changes in the allowance for doubtful accounts were not material for the nine months ended September 30, 2022.
Inventories—As of September 30, 2022 and December 31, 2021, inventories are stated at the lower of cost, determined on a first-in, first-out basis, or net realizable value, including direct material costs and direct and indirect manufacturing costs. Refer to Note 3. Inventories for additional information. Obsolete inventory is identified based on analysis of inventory for known obsolescence issues, and, generally, the market value of inventory on hand in excess of one year’s supply is fully-reserved.

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
Intangible assets—Intangible assets were $806 million and $964 million as of September 30, 2022 and December 31, 2021, respectively. Aptiv amortizes definite-lived intangible assets over their estimated useful lives. Aptiv has definite-lived intangible assets related to patents and developed technology, customer relationships and trade names. Indefinite-lived in-process research and development intangible assets are not amortized, but are tested for impairment annually, or more frequently when indicators of potential impairment exist, until the completion or abandonment of the associated research and development efforts. Upon completion of the projects, the assets will be amortized over the expected economic life of the asset, which will be determined on that date. Should the project be determined to be abandoned, and if the asset developed has no alternative use, the full value of the asset will be charged to expense. The Company also has intangible assets related to acquired trade names that are classified as indefinite-lived when there are no foreseeable limits on the periods of time over which they are expected to contribute cash flows. These indefinite-lived trade name assets are tested for impairment annually, or more frequently when indicators of potential impairment exist. Costs to renew or extend the term of acquired intangible assets are recognized as expense as incurred. Amortization expense was $37 million and $112 million for the three and nine months ended September 30, 2022, respectively, and $37 million and $111 million for the three and nine months ended September 30, 2021, respectively, which includes the impact of any intangible asset impairment charges recorded during the period.
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
The impairment test involves first qualitatively assessing goodwill for impairment. If the qualitative assessment is not met the Company then performs a quantitative assessment by comparing the estimated fair value of each reporting unit to its carrying value, including goodwill. Fair value reflects the price a market participant would be willing to pay in a potential sale of the reporting unit. If the estimated fair value exceeds carrying value, then we conclude that no goodwill impairment has occurred. If the carrying value of the reporting unit exceeds its estimated fair value, the Company recognizes an impairment loss in an amount equal to the excess, not to exceed the amount of goodwill allocated to the reporting unit. The Company qualitatively concluded there were no goodwill impairments during the nine months ended September 30, 2022 and 2021. Goodwill was $2,274 million and $2,511 million as of September 30, 2022 and December 31, 2021, respectively.
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
Income taxes—Deferred tax assets and liabilities reflect temporary differences between the amount of assets and liabilities for financial and tax reporting purposes. Such amounts are adjusted, as appropriate, to reflect changes in tax rates expected to be in effect when the temporary differences reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in earnings in the period that includes the enactment date. A valuation allowance is recorded to reduce deferred tax assets to the amount that is more likely than not to be realized. In the event the Company determines it is more likely than not that the deferred tax assets will not be realized in the future, the valuation allowance adjustment to the deferred tax assets will be charged to earnings in the period in which the Company makes such a determination. In determining whether an uncertain tax position exists, the Company determines, based solely on its technical merits, whether the tax position is more likely than not to be sustained upon examination, and if so, a tax benefit is measured on a cumulative probability basis that is more likely than not to be realized upon the ultimate settlement. In determining the provision for income taxes for financial statement purposes, the Company makes certain estimates and judgments which affect its evaluation of the carrying value of its deferred tax assets, as well as its calculation of certain tax liabilities. As it relates to changes in accumulated other comprehensive income (loss), the Company’s policy is to release tax effects from accumulated other comprehensive income when the underlying components affect earnings. Refer to Note 11. Income Taxes for additional information.
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
Customer concentrations—As reflected in the table below, net sales to Stellantis N.V. (“Stellantis”), General Motors Company (“GM”) and Volkswagen Group (“VW”), Aptiv’s three largest customers, totaled approximately 25% and 26% of our total net sales for the three and nine months ended September 30, 2022, respectively, and 25% and 28% of our total net sales for the three and nine months ended September 30, 2021, respectively.

	Percentage of Total Net Sales				Accounts Receivable
	Three Months Ended September 30,		Nine Months Ended September 30,		September 30, 2022	December 31, 2021
	2022	2021	2022	2021

					(in millions)
Stellantis (1)	8%	10%	9%	11%	$306	$317
GM	9%	7%	9%	8%	270	208
VW	8%	8%	8%	9%	213	163
(1)On January 16, 2021, Fiat Chrysler Automobiles N.V. (“FCA”) and Peugeot Citroën (“PSA”) merged to form a new, combined company (“Stellantis”). Net sales to FCA and PSA before the date of the merger are included in net sales to Stellantis in the table above for the nine months ended September 30, 2021.
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
Recently issued accounting pronouncements not yet adopted—In September 2022, the FASB issued ASU 2022-04, Liabilities - Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations. The amendments in this update intend to improve the transparency of supplier finance programs by requiring a buyer in a supplier finance program to disclose sufficient information about the program to allow a user of the financial statements to understand the program’s nature, key terms, outstanding balances and activity during the period. The new guidance will be applied retrospectively and is effective for fiscal years beginning after December 15, 2022, except for the amendment on rollforward information, which is to be applied prospectively and is effective for fiscal years beginning after December 15, 2023. Early adoption is permitted. The adoption of this guidance is not expected to have a significant impact on Aptiv’s consolidated financial statements.

3. INVENTORIES
Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or net realizable value, including direct material costs and direct and indirect manufacturing costs. A summary of inventories is shown below:

	September 30, 2022	December 31, 2021

	(in millions)
Productive material	$1,619	$1,311
Work-in-process	140	172
Finished goods	547	531
Total	$2,306	$2,014

4. ASSETS
Other current assets consisted of the following:

	September 30, 2022	December 31, 2021

	(in millions)
Value added tax receivable	$161	$178
Prepaid insurance and other expenses	61	63
Reimbursable engineering costs	99	110
Notes receivable	5	16
Income and other taxes receivable	74	54
Deposits to vendors	9	6
Derivative financial instruments (Note 14)	20	38
Capitalized upfront fees (Note 20)	20	34
Other	8	—
Total	$457	$499

Other long-term assets consisted of the following:

	September 30, 2022	December 31, 2021

	(in millions)
Deferred income taxes, net	$151	$159
Unamortized Revolving Credit Facility debt issuance costs	9	11
Income and other taxes receivable	32	28
Reimbursable engineering costs	169	176
Value added tax receivable	2	20
Equity investments (Note 21)	80	96
Derivative financial instruments (Note 14)	10	3
Capitalized upfront fees (Note 20)	47	58
Other	73	71
Total	$573	$622

5. LIABILITIES
Accrued liabilities consisted of the following:

	September 30, 2022	December 31, 2021

	(in millions)
Payroll-related obligations	$318	$286
Employee benefits, including current pension obligations	83	83
Income and other taxes payable	113	157
Warranty obligations (Note 6)	40	41
Restructuring (Note 7)	43	42
Customer deposits	77	83
Derivative financial instruments (Note 14)	59	13
Accrued interest	51	30
MCPS dividends payable	3	3
Operating lease liabilities	96	92
Other	455	416
Total	$1,338	$1,246
Other long-term liabilities consisted of the following:

	September 30, 2022	December 31, 2021

	(in millions)
Environmental (Note 10)	$1	$4
Extended disability benefits	6	5
Warranty obligations (Note 6)	8	8
Restructuring (Note 7)	15	21
Payroll-related obligations	9	11
Accrued income taxes	138	153
Deferred income taxes, net	136	153
Derivative financial instruments (Note 14)	32	7
Other	56	74
Total	$401	$436

6. WARRANTY OBLIGATIONS
Expected warranty costs for products sold are recognized principally at the time of sale of the product based on an estimate of the amount that eventually will be required to settle such obligations. These accruals are based on factors such as past experience, production changes, industry developments and various other considerations. The estimated costs related to product recalls based on a formal campaign soliciting return of that product are accrued at the time an obligation becomes probable and can be reasonably estimated. These estimates are adjusted from time to time based on facts and circumstances that impact the status of existing claims. Aptiv has recognized its best estimate for its total aggregate warranty reserves, including product recall costs, across all of its operating segments as of September 30, 2022. The Company estimates the reasonably possible amount to ultimately resolve all matters in excess of the recorded reserves as of September 30, 2022 to be zero to $10 million.
The table below summarizes the activity in the product warranty liability for the nine months ended September 30, 2022:

Warranty Obligations

(in millions)
Accrual balance at beginning of period	$49
Provision for estimated warranties incurred during the period	33
Changes in estimate for pre-existing warranties	2
Settlements made during the period (in cash or in kind)	(32)
Foreign currency translation and other	(4)
Accrual balance at end of period	$48

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
As part of Aptiv’s continued efforts to optimize its cost structure, it has undertaken several restructuring programs which include workforce reductions as well as plant closures. These programs are primarily focused on reducing global overhead costs and on the continued rotation of our manufacturing footprint to best cost locations in Europe. The Company recorded employee-related and other restructuring charges related to these programs totaling approximately $11 million and $52 million during the three and nine months ended September 30, 2022, respectively. None of the Company's individual restructuring programs initiated during the three and nine months ended September 30, 2022 were material and there have been no changes in previously initiated programs that have resulted (or are expected to result) in a material change to our restructuring costs. The Company expects to incur additional restructuring costs of approximately $50 million (of which approximately $40 million relates to the Advanced Safety and User Experience segment and approximately $10 million relates to the Signal and Power Solutions segment) for programs approved as of September 30, 2022, which are primarily expected to be incurred within the next twelve months.
During the three and nine months ended September 30, 2021, Aptiv recorded employee-related and other restructuring charges totaling approximately $1 million and $21 million, respectively.
Restructuring charges for employee separation and termination benefits are paid either over the severance period or in a lump sum in accordance with either statutory requirements or individual agreements. Aptiv incurred cash expenditures related to its restructuring programs of approximately $50 million and $63 million in the nine months ended September 30, 2022 and 2021, respectively.
The following table summarizes the restructuring charges recorded for the three and nine months ended September 30, 2022 and 2021 by operating segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(in millions)
Signal and Power Solutions	$1	$(4)	$23	$5
Advanced Safety and User Experience	10	5	29	16
Total	$11	$1	$52	$21

The table below summarizes the activity in the restructuring liability for the nine months ended September 30, 2022:

	Employee Termination Benefits Liability	Other Exit Costs Liability	Total

	(in millions)
Accrual balance at January 1, 2022	$63	$—	$63
Provision for estimated expenses incurred during the period	52	—	52
Payments made during the period	(50)	—	(50)
Foreign currency and other	(7)	—	(7)
Accrual balance at September 30, 2022	$58	$—	$58

8. DEBT
The following is a summary of debt outstanding, net of unamortized issuance costs and discounts, as of September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021

	(in millions)
2.396%, senior notes, due 2025 (net of $3 and $0 unamortized issuance costs, respectively)	$697	$—
1.50%, Euro-denominated senior notes, due 2025 (net of $1 and $2 unamortized issuance costs and $1 and $1 discount, respectively)	679	790
1.60%, Euro-denominated senior notes, due 2028 (net of $2 and $3 unamortized issuance costs, respectively)	484	563
4.35%, senior notes, due 2029 (net of $2 and $2 unamortized issuance costs, respectively)	298	298
3.25%, senior notes, due 2032 (net of $7 and $0 unamortized issuance costs and $3 and $0 discount, respectively)	790	—
4.40%, senior notes, due 2046 (net of $3 and $3 unamortized issuance costs and $1 and $1 discount, respectively)	296	296
5.40%, senior notes, due 2049 (net of $4 and $4 unamortized issuance costs and $1 and $1 discount, respectively)	345	345
3.10%, senior notes, due 2051 (net of $16 and $17 unamortized issuance costs and $32 and $33 discount, respectively)	1,452	1,450
4.15%, senior notes, due 2052 (net of $11 and $0 unamortized issuance costs and $2 and $0 discount, respectively)	987	—
Tranche A Term Loan, due 2026 (net of $2 and $2 unamortized issuance costs, respectively)	309	311
Finance leases and other	15	14
Total debt	6,352	4,067
Less: current portion	(16)	(8)
Long-term debt	$6,336	$4,059
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
The Credit Agreement was entered into in March 2011 and has been subsequently amended and restated on several occasions, most recently on June 24, 2021. The June 2021 amendment, among other things, (1) refinanced and replaced the existing term loan A and revolver with a new term loan A that matures in 2026, and a new five-year revolving credit facility with aggregate commitments of $2 billion, (2) utilized the Company’s existing sustainability-linked metrics and commitments, that, if achieved, would change the facility fee and interest rate margins as described below, and (3) established the leverage ratio maintenance covenant that requires the Company to maintain total net leverage (as calculated in accordance with the Credit Agreement) of less than 3.5 to 1.0 (or 4.0 to 1.0 for four full fiscal quarters following completion of material acquisitions, as defined in the Credit Agreement) and allowed for dividends and other payments on equity. Losses on modification of debt totaled $1 million during the nine months ended September 30, 2021 related to the June 2021 amendment. Aptiv paid amendment fees of $6 million during the nine months ended September 30, 2021 which are reflected as a financing activity in the consolidated statements of cash flows.
The Tranche A Term Loan and the Revolving Credit Facility mature on June 24, 2026. Beginning in the third quarter of 2022, Aptiv was obligated to begin making quarterly principal payments on the Tranche A Term Loan according to the amortization schedule in the Credit Agreement. The Credit Agreement also contains an accordion feature that permits Aptiv to increase, from time to time, the aggregate borrowing capacity under the Credit Agreement by up to an additional $1 billion upon Aptiv’s request, the agreement of the lenders participating in the increase, and the approval of the Administrative Agent.
As of September 30, 2022, Aptiv had no amounts outstanding under the Revolving Credit Facility and less than $1 million in letters of credit were issued under the Credit Agreement. Letters of credit issued under the Credit Agreement reduce availability under the Revolving Credit Facility.
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

	September 30, 2022		December 31, 2021
	LIBOR plus	ABR plus	LIBOR plus	ABR plus
Revolving Credit Facility	1.06%	0.06%	1.10%	0.10%
Tranche A Term Loan	1.105%	0.105%	1.125%	0.125%
Under the June 2021 amendment, the Applicable Rate under the Credit Agreement, as well as the facility fee, may increase or decrease from time to time based on changes in the Company’s credit ratings and whether the Company achieves or fails to achieve certain sustainability-linked targets with respect to greenhouse gas emissions and workplace safety. Such adjustments may be up to 0.04% per annum on interest rate margins on the Revolving Credit Facility, 0.02% per annum on interest rate margins on the Tranche A Term Loan and 0.01% per annum on the facility fee. Accordingly, the interest rate is subject to fluctuation during the term of the Credit Agreement based on changes in the ABR, LIBOR, changes in the Company’s corporate credit ratings or whether the Company achieves or fails to achieve its sustainability-linked targets. The Credit Agreement also requires that Aptiv pay certain facility fees on the Revolving Credit Facility, which are also subject to adjustment based on the sustainability-linked targets as described above, and certain letter of credit issuance and fronting fees. As a result of meeting the sustainability-linked targets for the 2021 calendar year, the interest rate margins and facility fees were reduced by the amounts specified above, effective in the third quarter of 2022.
The interest rate period with respect to LIBOR interest rate options can be set at one-, three-, or six-months as selected by Aptiv in accordance with the terms of the Credit Agreement (or other period as may be agreed by the applicable lenders). Aptiv may elect to change the selected interest rate option in accordance with the provisions of the Credit Agreement. As of September 30, 2022, Aptiv selected the one-month LIBOR interest rate option on the Tranche A Term Loan, and the rate effective as of September 30, 2022, as detailed in the table below, was based on the Company’s current credit rating and the Applicable Rate for the Credit Agreement:

		Borrowings as of
		September 30, 2022	Rates effective as of
	Applicable Rate	(in millions)	September 30, 2022
Tranche A Term Loan	LIBOR plus 1.105%	$311	4.23%
Borrowings under the Credit Agreement are prepayable at Aptiv’s option without premium or penalty.
The Credit Agreement contains certain covenants that limit, among other things, the Company’s (and the Company’s subsidiaries’) ability to incur certain additional indebtedness or liens or to dispose of substantially all of its assets. In addition, under the June 2021 amendment, the Credit Agreement requires that the Company maintain a consolidated leverage ratio (the ratio of Consolidated Total Indebtedness to Consolidated EBITDA, each as defined in the Credit Agreement) of not more than 3.5 to 1.0 (or 4.0 to 1.0 for four full fiscal quarters following completion of material acquisitions, as defined in the Credit

Agreement). The Credit Agreement also contains events of default customary for financings of this type. The Company was in compliance with the Credit Agreement covenants as of September 30, 2022.
As of September 30, 2022, all obligations under the Credit Agreement were borrowed by Aptiv Corporation and jointly and severally guaranteed by AGFL and Aptiv PLC, subject to certain exceptions set forth in the Credit Agreement.
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
Although the specific terms of each indenture governing each series of senior notes vary, the indentures contain certain restrictive covenants, including with respect to Aptiv’s (and Aptiv’s subsidiaries) ability to incur liens, enter into sale and leaseback transactions and merge with or into other entities. In February 2022, Aptiv Corporation and AGFL were added as guarantors on each series of outstanding senior notes previously issued by Aptiv PLC. As of September 30, 2022, the Company was in compliance with the provisions of all series of the outstanding senior notes.
Other Financing
Receivable factoring—Aptiv maintains a €450 million European accounts receivable factoring facility that is available on a committed basis and allows for factoring of receivables denominated in both Euros and U.S. dollars (“USD”). This facility is accounted for as short-term debt and borrowings are subject to the availability of eligible accounts receivable. Collateral is not required related to these trade accounts receivable. This facility became effective on January 1, 2021 and has a term of three years, subject to Aptiv’s right to terminate at any time with three months’ notice. After expiration of the three-year term, either party can terminate with three months’ notice. Borrowings denominated in Euros under the facility bear interest at the three-month Euro Interbank Offered Rate (“EURIBOR”) plus 0.50% and USD borrowings bear interest at two-month LIBOR plus 0.50%, with borrowings under either denomination carrying a minimum interest rate of 0.20%. As of September 30, 2022 and December 31, 2021, Aptiv had no amounts outstanding on the European accounts receivable factoring facility.
Finance leases and other—As of September 30, 2022 and December 31, 2021, approximately $15 million and $14 million, respectively, of other debt primarily issued by certain non-U.S. subsidiaries and finance lease obligations were outstanding.
Interest—Cash paid for interest related to debt outstanding totaled $129 million and $131 million for the nine months ended September 30, 2022 and 2021, respectively.
Letter of credit facilities—In addition to the letters of credit issued under the Credit Agreement, Aptiv had approximately $3 million and $3 million outstanding through other letter of credit facilities as of September 30, 2022 and December 31, 2021, respectively, primarily to support arrangements and other obligations at certain of its subsidiaries.

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

The amounts shown below reflect the defined benefit pension expense for the three and nine months ended September 30, 2022 and 2021:

	Non-U.S. Plans		U.S. Plans

	Three Months Ended September 30,
	2022	2021	2022	2021

	(in millions)
Service cost	$5	$5	$—	$—
Interest cost	6	5	—	—
Expected return on plan assets	(5)	(4)	—	—
Amortization of actuarial losses	3	4	—	—
Net periodic benefit cost	$9	$10	$—	$—

	Non-U.S. Plans		U.S. Plans

	Nine Months Ended September 30,
	2022	2021	2022	2021

	(in millions)
Service cost	$14	$15	$—	$—
Interest cost	19	15	—	—
Expected return on plan assets	(15)	(14)	—	—
Curtailment loss	—	5	—	—
Amortization of actuarial losses	6	12	1	1
Net periodic benefit cost	$24	$33	$1	$1
Other postretirement benefit obligations were approximately $1 million and $1 million at September 30, 2022 and December 31, 2021, respectively.

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
Matters Related to Global Supply Chain Disruptions
Due to various factors that are beyond our control, there are currently global supply chain disruptions, including a worldwide semiconductor supply shortage. The semiconductor supply shortage, due in part to increased demand across multiple industries, is impacting production in automotive and other industries. We anticipate these supply chain disruptions will continue into 2023. We, along with most automotive component manufacturers that use semiconductors, have been unable to fully meet the vehicle production demands of original equipment manufacturers (“OEMs”) because of events which are outside our control, including but not limited to, the global semiconductor shortage, fires in our suppliers’ facilities, unprecedented weather events in the southwestern United States, and other extraordinary events. Although we are working closely with suppliers and customers to minimize any potential adverse impacts of these events, some of our customers have indicated that they expect us to bear at least some responsibility for their lost production and other costs. While no assurances can be made as to the ultimate outcome of these customer expectations or any other future claims, we do not currently believe a loss is probable, and accordingly, no reserve has been made as of September 30, 2022. We will continue to actively monitor all direct and indirect potential impacts of these supply chain disruptions, and will seek to aggressively mitigate and minimize their impact on our business.
Brazil Matters
Aptiv conducts business operations in Brazil that are subject to the Brazilian federal labor, social security, environmental, health and safety, tax and customs laws, as well as a variety of state and local laws. While Aptiv believes it complies with such laws, they are complex, subject to varying interpretations, and the Company is often engaged in litigation with government agencies regarding the application of these laws to particular circumstances. As of September 30, 2022, the majority of claims asserted against Aptiv in Brazil relate to such litigation. The remaining claims in Brazil relate to commercial and labor litigation with private parties. As of September 30, 2022, claims totaling approximately $100 million (using September 30, 2022 foreign currency rates) have been asserted against Aptiv in Brazil. As of September 30, 2022, the Company maintains accruals for these asserted claims of $20 million (using September 30, 2022 foreign currency rates). The amounts accrued represent claims that are deemed probable of loss and are reasonably estimable based on the Company’s analyses and assessment of the asserted claims and prior experience with similar matters. While the Company believes its accruals are adequate, the final amounts required to resolve these matters could differ materially from the Company’s recorded estimates and Aptiv’s results of operations could be materially affected. The Company estimates the reasonably possible loss in excess of the amounts accrued related to these claims to be zero to $80 million.
Environmental Matters
Aptiv is subject to the requirements of U.S. federal, state, local and non-U.S. environmental, health and safety laws and regulations. As of September 30, 2022 and December 31, 2021, the undiscounted reserve for environmental investigation and remediation recorded in other liabilities was approximately $2 million and $4 million, respectively. Aptiv cannot ensure that environmental requirements will not change or become more stringent over time or that its eventual environmental remediation costs and liabilities will not exceed the amount of its current reserves. In the event that such liabilities were to significantly exceed the amounts recorded, Aptiv’s results of operations could be materially affected. At September 30, 2022, the difference between the recorded liabilities and the reasonably possible range of potential loss was not material.

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

The Company’s income tax expense and effective tax rates for the three and nine months ended September 30, 2022 and 2021 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(dollars in millions)
Income tax expense	$59	$25	$96	$101
Effective tax rate	14%	14%	15%	12%
The Company’s tax rate is affected by the tax rates in Ireland and other jurisdictions in which the Company operates, the relative amount of income earned by jurisdiction and the relative amount of losses or income for which no tax benefit or expense was recognized due to a valuation allowance. The Company’s effective tax rate is also impacted by the receipt of certain tax incentives and holidays that reduce the effective tax rate for certain subsidiaries below the statutory rate. For the nine months ended September 30, 2022, the Company’s effective tax rate was impacted by impairments and other charges related to the Ukraine/Russia conflict for which no tax benefit was recognized.
The Company’s effective tax rate for the three and nine months ended September 30, 2022 includes net discrete tax benefits of approximately $1 million and $5 million, respectively, primarily related to provision to return adjustments, net changes in accruals for unremitted earnings and changes in reserves. The effective tax rate for the three and nine months ended September 30, 2021 includes net discrete tax expense of approximately $4 million and $0 million, respectively, primarily related to changes in reserves and provision to return adjustments.
Aptiv PLC is an Irish resident taxpayer and not a domestic corporation for U.S. federal income tax purposes. As such, it is not subject to U.S. tax on remitted foreign earnings and, as a result of its capital structure, is also generally not subject to Irish tax on the repatriation of foreign earnings.
Cash paid or withheld for income taxes was $146 million and $134 million for the nine months ended September 30, 2022 and 2021, respectively.
On August 16, 2022, the Inflation Reduction Act (“IRA”) was signed into law in the United States. Among other provisions, the IRA includes a 15% corporate minimum tax rate applied to certain large corporations and a 1% excise tax on corporate stock repurchases made after December 31, 2022. The IRA is not expected to have a significant impact on Aptiv’s consolidated financial statements.

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
Each share of MCPS will convert on the mandatory conversion date of June 15, 2023, into between 1.0754 and 1.3173 shares of the Company’s ordinary shares, subject to customary anti-dilution adjustments, and further adjustment if there are any accumulated and unpaid MCPS dividends at the conversion date. The number of the Company’s ordinary shares issuable upon conversion will be determined based on the volume-weighted average price per share of the Company’s ordinary shares over the 20 consecutive trading day period beginning on, and including the 21st scheduled trading day immediately before June 15, 2023. Subject to certain exceptions, at any time prior to June 15, 2023, holders of the MCPS may elect to convert each share into 1.0754 ordinary shares, subject to further anti-dilution adjustments. In the event of a fundamental change, the MCPS will convert at the fundamental change rates specified in the statement of rights, and the holders of the MCPS would be entitled to a fundamental change make-whole dividend.
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

Net Income Per Share
Basic net income per share is computed by dividing net income attributable to ordinary shareholders by the weighted average number of ordinary shares outstanding during the period. Diluted net income per share reflects the weighted average dilutive impact of all potentially dilutive securities from the date of issuance and is computed using the treasury stock and if-converted methods. The if-converted method is used to determine if the impact of the conversion of the MCPS into ordinary shares is more dilutive than the MCPS dividends to net income per share. If so, the MCPS are assumed to have been converted at the later of the beginning of the period or the time of issuance, and the resulting ordinary shares are included in the denominator and the MCPS dividends are added back to the numerator. Unless otherwise noted, share and per share amounts included in these notes are on a diluted basis. For the three and nine months ended September 30, 2022, the impact of the MCPS calculated under the if-converted method was anti-dilutive, and as such 12.37 million and 12.37 million ordinary shares underlying the MCPS, respectively, were excluded from the diluted net income per share calculation. For the three and nine months ended September 30, 2021, the impact of the MCPS calculated under the if-converted method was anti-dilutive, and as such 12.37 million and 12.37 million ordinary shares underlying the MCPS, respectively, were excluded from the diluted net income per share calculation. For all other periods presented, the calculation of net income per share also contemplates the dilutive impacts, if any, of the Company’s share-based compensation plans. Refer to Note 18. Share-Based Compensation for additional information.
Weighted Average Shares
The following table illustrates net income per share attributable to ordinary shareholders and the weighted average shares outstanding used in calculating basic and diluted income per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(in millions, except per share data)
Numerator:
Net income attributable to ordinary shareholders	$286	$86	$298	$512
Denominator:
Weighted average ordinary shares outstanding, basic	270.93	270.51	270.88	270.44
Dilutive shares related to restricted stock units	0.17	0.69	0.22	0.70
Weighted average ordinary shares outstanding, including dilutive shares	271.10	271.20	271.10	271.14

Net income per share attributable to ordinary shareholders:
Basic	$1.06	$0.32	$1.10	$1.89
Diluted	$1.05	$0.32	$1.10	$1.89
Share Repurchase Programs
In April 2016, the Board of Directors authorized a share repurchase program of up to $1.5 billion of ordinary shares, which commenced in September 2016. This share repurchase program provides for share purchases in the open market or in privately negotiated transactions, depending on share price, market conditions and other factors, as determined by the Company.
There were no shares repurchased during the three and nine months ended September 30, 2022 and 2021.
As of September 30, 2022, approximately $13 million of share repurchases remained available under the April 2016 share repurchase program, which is in addition to the share repurchase program of up to $2.0 billion that was previously announced in January 2019. This program, which will commence following the completion of the April 2016 share repurchase program, provides for share purchases in the open market or in privately negotiated transactions, depending on share price, market conditions and other factors, as determined by the Company. All previously repurchased shares were retired, and are reflected as a reduction of ordinary share capital for the par value of the shares, with the excess applied as reductions to additional paid-in-capital and retained earnings.

Preferred Dividends
The Company has declared and paid cash dividends per preferred share during the periods presented as follows:

	Dividend	Amount
	Per Share	(in millions)
2022:
Third quarter	$1.375	$15
Second quarter	1.375	16
First quarter	1.375	16
Total	$4.125	$47
2021:
Fourth quarter	$1.375	$16
Third quarter	1.375	15
Second quarter	1.375	16
First quarter	1.375	16
Total	$5.500	$63

13. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The changes in accumulated other comprehensive income (loss) attributable to Aptiv (net of tax) for the three and nine months ended September 30, 2022 and 2021 are shown below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(in millions)
Foreign currency translation adjustments:
Balance at beginning of period	$(803)	$(494)	$(588)	$(445)
Aggregate adjustment for the period (1)	(211)	(77)	(426)	(126)
Balance at end of period	(1,014)	(571)	(1,014)	(571)

Gains (losses) on derivatives:
Balance at beginning of period	(79)	38	(17)	40
Other comprehensive loss before reclassifications (nil net tax effect for all periods presented)	(11)	(44)	(50)	(7)
Reclassification to income (nil net tax effect for all periods presented)	6	(18)	(17)	(57)
Balance at end of period	(84)	(24)	(84)	(24)

Pension and postretirement plans:
Balance at beginning of period	(60)	(110)	(67)	(140)
Other comprehensive income before reclassifications (net tax effect of $(2), $(2), $(5), and $(3))	5	3	11	21
Reclassification to income (net tax effect of $(1), $(1),$(4) and $(3))	2	3	3	15
Balance at end of period	(53)	(104)	(53)	(104)

Accumulated other comprehensive loss, end of period	$(1,151)	$(699)	$(1,151)	$(699)
(1)Includes gains of $94 million and $191 million for the three and nine months ended September 30, 2022, respectively, and gains of $30 million and $74 million for the three and nine months ended September 30, 2021, respectively, related to non-derivative net investment hedges. Refer to Note 14. Derivatives and Hedging Activities for further description of these hedges. Includes $6 million of accumulated currency translation adjustment losses reclassified to net income as a result of the liquidation of a foreign subsidiary during the three and nine months ended September 30, 2022.

Reclassifications from accumulated other comprehensive income (loss) to income for the three and nine months ended September 30, 2022 and 2021 were as follows:

Reclassification Out of Accumulated Other Comprehensive Income (Loss)
Details About Accumulated Other Comprehensive Income Components	Three Months Ended September 30,		Nine Months Ended September 30,		Affected Line Item in the Statements of Operations
	2022	2021	2022	2021

	(in millions)
Foreign currency translation adjustments:
Liquidation of foreign subsidiary (1)	$(6)	$—	$(6)	$—	Other income (expense), net
	(6)	—	(6)	—	Income before income taxes
	—	—	—	—	Income tax expense
	(6)	—	(6)	—	Net income
	—	—	—	—	Net income (loss) attributable to noncontrolling interest
	$(6)	$—	$(6)	$—	Net income attributable to Aptiv

Gains (losses) on derivatives:
Commodity derivatives	$(13)	$15	$7	$54	Cost of sales
Foreign currency derivatives	7	3	10	3	Cost of sales
	(6)	18	17	57	Income before income taxes
	—	—	—	—	Income tax expense
	(6)	18	17	57	Net income
	—	—	—	—	Net income (loss) attributable to noncontrolling interest
	$(6)	$18	$17	$57	Net income attributable to Aptiv

Pension and postretirement plans:
Actuarial losses	$(3)	$(4)	$(7)	$(13)	Other income (expense), net (2)
Curtailment loss	—	—	—	(5)	Other income (expense), net (2)
	(3)	(4)	(7)	(18)	Income before income taxes
	1	1	4	3	Income tax expense
	(2)	(3)	(3)	(15)	Net income
	—	—	—	—	Net income (loss) attributable to noncontrolling interest
	$(2)	$(3)	$(3)	$(15)	Net income attributable to Aptiv

Total reclassifications for the period	$(14)	$15	$8	$42
(1)Represents accumulated currency translation adjustment losses reclassified to net income as a result of the liquidation of a foreign subsidiary during the three and nine months ended September 30, 2022.
(2)These accumulated other comprehensive loss components are included in the computation of net periodic pension cost (see Note 9. Pension Benefits for additional details).

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
As of September 30, 2022, the Company had the following outstanding notional amounts related to commodity and foreign currency forward and option contracts designated as cash flow hedges that were entered into to hedge forecasted exposures:

Commodity	Quantity Hedged	Unit of Measure	Notional Amount (Approximate USD Equivalent)

	(in thousands)		(in millions)
Copper	118,494	pounds	$415

Foreign Currency	Quantity Hedged	Unit of Measure	Notional Amount (Approximate USD Equivalent)

	(in millions)
Mexican Peso	14,478	MXN	$720
Chinese Yuan Renminbi	2,574	RMB	360
Euro	122	EUR	120
Polish Zloty	664	PLN	135
Hungarian Forint	23,895	HUF	55
As of September 30, 2022, Aptiv has entered into derivative instruments to hedge cash flows extending out to September 2024.
Gains and losses on derivatives qualifying as cash flow hedges are recorded in accumulated OCI, to the extent that hedges are effective, until the underlying transactions are recognized in earnings. Unrealized amounts in accumulated OCI will fluctuate based on changes in the fair value of hedge derivative contracts at each reporting period. Net losses on cash flow hedges included in accumulated OCI as of September 30, 2022 were $54 million (approximately $54 million, net of tax). Of this total, approximately $41 million of losses are expected to be included in cost of sales within the next 12 months and approximately $13 million of losses are expected to be included in cost of sales in subsequent periods. Cash flow hedges are discontinued when Aptiv determines it is no longer probable that the originally forecasted transactions will occur. Cash flows from derivatives used to manage commodity and foreign exchange risks designated as cash flow hedges are classified as operating activities within the consolidated statements of cash flows.
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
The Company has entered into a series of forward contracts, each of which have been designated as net investment hedges of the foreign currency exposure of the Company’s investments in certain Chinese Yuan Renminbi (“RMB”)-denominated subsidiaries. During the nine months ended September 30, 2022 and 2021, the Company received $9 million and paid $11 million, respectively, at settlement related to this series of forward contracts which matured during the period. In September

2022, the Company entered into forward contracts with a total notional amount of 700 million RMB (approximately $100 million, using September 30, 2022 foreign currency rates), which mature in December 2022. Refer to the tables below for details of the fair value recorded in the consolidated balance sheets and the effects recorded in the consolidated statements of operations and consolidated statements of comprehensive income related to these derivative instruments.
The Company has designated the €700 million 2015 Euro-denominated Senior Notes and the €500 million 2016 Euro-denominated Senior Notes, as more fully described in Note 8. Debt, as net investment hedges of the foreign currency exposure of its investments in certain Euro-denominated subsidiaries. Due to changes in the value of the Euro-denominated debt instruments designated as net investment hedges, during the three and nine months ended September 30, 2022, $94 million and $191 million of gains, respectively, were recognized within the cumulative translation adjustment component of OCI. During the three and nine months ended September 30, 2021, $30 million and $74 million of gains, respectively, were recognized within the cumulative translation adjustment component of OCI. Included in accumulated OCI related to these net investment hedges were cumulative gains of $154 million and losses of $37 million as of September 30, 2022 and December 31, 2021, respectively.
Derivatives Not Designated as Hedges
In certain occasions the Company enters into certain foreign currency and commodity contracts that are not designated as hedges. When hedge accounting is not applied to derivative contracts, gains and losses are recorded to other income (expense), net and cost of sales in the consolidated statements of operations.
Fair Value of Derivative Instruments in the Balance Sheet
The fair value of derivative financial instruments recorded in the consolidated balance sheets as of September 30, 2022 and December 31, 2021 are as follows:

	Asset Derivatives		Liability Derivatives		Net Amounts of Assets and (Liabilities) Presented in the Balance Sheet
	Balance Sheet Location	September 30, 2022	Balance Sheet Location	September 30, 2022	September 30, 2022

	(in millions)
Derivatives designated as cash flow hedges:
Commodity derivatives	Other current assets	$—	Accrued liabilities	$55
Foreign currency derivatives*	Other current assets	29	Other current assets	9	$20
Foreign currency derivatives*	Accrued liabilities	17	Accrued liabilities	21	(4)
Commodity derivatives	Other long-term assets	—	Other long-term liabilities	30
Foreign currency derivatives*	Other long-term assets	13	Other long-term assets	3	10
Foreign currency derivatives*	Other long-term liabilities	2	Other long-term liabilities	4	(2)
Total derivatives designated as hedges		$61		$122

	Asset Derivatives		Liability Derivatives		Net Amounts of Assets and (Liabilities) Presented in the Balance Sheet
	Balance Sheet Location	December 31, 2021	Balance Sheet Location	December 31, 2021	December 31, 2021

	(in millions)
Derivatives designated as cash flow hedges:
Commodity derivatives	Other current assets	$27	Accrued liabilities	$—
Foreign currency derivatives*	Other current assets	15	Other current assets	9	$6
Foreign currency derivatives*	Accrued liabilities	5	Accrued liabilities	16	(11)
Commodity derivatives	Other long-term assets	2	Other long-term liabilities	—
Foreign currency derivatives*	Other long-term assets	2	Other long-term assets	1	1
Foreign currency derivatives*	Other long-term liabilities	1	Other long-term liabilities	8	(7)
Derivatives designated as net investment hedges:
Foreign currency derivatives	Other current assets	—	Accrued liabilities	1
Total derivatives designated as hedges		$52		$35

Derivatives not designated:
Commodity derivatives	Other current assets	$5	Accrued liabilities	$—
Foreign currency derivatives*	Accrued liabilities	—	Accrued liabilities	1	(1)
Total derivatives not designated as hedges		$5		$1
*    Derivative instruments within this category are subject to master netting arrangements and are presented on a net basis in the consolidated balance sheets in accordance with accounting guidance related to the offsetting of amounts related to certain contracts.
The fair value of Aptiv’s derivative financial instruments was in a net liability position as of September 30, 2022 and a net asset position as of December 31, 2021.
Effect of Derivatives on the Statements of Operations and Statements of Comprehensive Income
The pre-tax effect of derivative financial instruments in the consolidated statements of operations and consolidated statements of comprehensive income for the three and nine months ended September 30, 2022 and 2021 is as follows:

Three Months Ended September 30, 2022	(Loss) Gain Recognized in OCI	(Loss) Gain Reclassified from OCI into Income

	(in millions)
Derivatives designated as cash flow hedges:
Commodity derivatives	$(40)	$(13)
Foreign currency derivatives	23	7
Derivatives designated as net investment hedges:
Foreign currency derivatives	6	—
Total	$(11)	$(6)

Loss Recognized in Income

(in millions)
Derivatives not designated:
Foreign currency derivatives	$(8)
Total	$(8)

Three Months Ended September 30, 2021	Loss Recognized in OCI	Gain Reclassified from OCI into Income

	(in millions)
Derivatives designated as cash flow hedges:
Commodity derivatives	$(16)	$15
Foreign currency derivatives	(24)	3
Derivatives designated as net investment hedges:
Foreign currency derivatives	(4)	—
Total	$(44)	$18

Loss Recognized in Income

(in millions)
Derivatives not designated:
Foreign currency derivatives	$(3)
Total	$(3)

Nine Months Ended September 30, 2022	(Loss) Gain Recognized in OCI	Gain Reclassified from OCI into Income

	(in millions)
Derivatives designated as cash flow hedges:
Commodity derivatives	$(108)	$7
Foreign currency derivatives	48	10
Derivatives designated as net investment hedges:
Foreign currency derivatives	10	—
Total	$(50)	$17

Loss Recognized in Income

(in millions)
Derivatives not designated:
Foreign currency derivatives	$(15)
Total	$(15)

Nine Months Ended September 30, 2021	Gain (Loss) Recognized in OCI	Gain Reclassified from OCI into Income

	(in millions)
Derivatives designated as cash flow hedges:
Commodity derivatives	$35	$54
Foreign currency derivatives	(31)	3
Derivatives designated as net investment hedges:
Foreign currency derivatives	(11)	—
Total	$(7)	$57

Gain (Loss) Recognized in Income

(in millions)
Derivatives not designated:
Commodity derivatives	$1
Foreign currency derivatives	(5)
Total	$(4)
The gain or loss recognized in income for designated and non-designated derivative instruments was recorded to cost of sales and other income (expense), net in the consolidated statements of operations for the three and nine months ended September 30, 2022 and 2021, respectively.

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
As of September 30, 2022 and December 31, 2021, Aptiv was in a net derivative liability position of $61 million and a net derivative asset position of $21 million, respectively, and no significant adjustments were recorded for nonperformance risk based on the application of peer companies’ CDS rates, evaluation of our own nonperformance risk and because Aptiv’s exposures were to counterparties with investment grade credit ratings. Refer to Note 14. Derivatives and Hedging Activities for further information regarding derivatives.
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
As of September 30, 2022 and December 31, 2021, the liability for contingent consideration was $10 million (which was classified within other current liabilities) and $10 million (which was classified within other long-term liabilities), respectively, representing the maximum required amounts to be paid under existing agreements. Adjustments to this liability for interest accretion are recognized in interest expense, and any other changes in the fair value of this liability are recognized within other income (expense), net in the consolidated statements of operations.
There were no changes in the contingent consideration liability classified as a Level 3 measurement during the nine months ended September 30, 2022.

Publicly traded equity securities—All publicly traded equity securities are reported at fair value as of each reporting date. The measurement of the asset is based on quoted prices for identical assets on active market exchanges. Gains and losses from changes in the fair value of these securities are recorded within other income (expense), net on the consolidated statement of operations.
As of September 30, 2022 and December 31, 2021, Aptiv had the following assets measured at fair value on a recurring basis:

	Total	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3

	(in millions)
As of September 30, 2022:
Foreign currency derivatives	$30	$—	$30	$—
Publicly traded equity securities	15	15	—	—
Total	$45	$15	$30	$—
As of December 31, 2021:
Commodity derivatives	$34	$—	$34	$—
Foreign currency derivatives	7	—	7	—
Publicly traded equity securities	66	66	—	—
Total	$107	$66	$41	$—
As of September 30, 2022 and December 31, 2021, Aptiv had the following liabilities measured at fair value on a recurring basis:

	Total	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3

	(in millions)
As of September 30, 2022:
Commodity derivatives	$85	$—	$85	$—
Foreign currency derivatives	6	—	6	—
Contingent consideration	10	—	—	10
Total	$101	$—	$91	$10
As of December 31, 2021:
Foreign currency derivatives	$20	$—	$20	$—
Contingent consideration	10	—	—	10
Total	$30	$—	$20	$10
Non-derivative financial instruments—Aptiv’s non-derivative financial instruments include cash and cash equivalents, accounts and notes receivable, accounts payable, as well as debt, which consists of its accounts receivable factoring arrangement, finance leases and other debt issued by Aptiv’s non-U.S. subsidiaries, the Revolving Credit Facility, the Tranche A Term Loan and all series of outstanding senior notes. The fair value of debt is based on quoted market prices for instruments with public market data or significant other observable inputs for instruments without a quoted public market price (Level 2). As of September 30, 2022 and December 31, 2021, total debt was recorded at $6,352 million and $4,067 million, respectively, and had estimated fair values of $4,913 million and $4,297 million, respectively. For all other financial instruments recorded at September 30, 2022 and December 31, 2021, fair value approximates book value.
Fair Value Measurements on a Nonrecurring Basis
In addition to items that are measured at fair value on a recurring basis, Aptiv also has items in its balance sheet that are measured at fair value on a nonrecurring basis. As these items are not measured at fair value on a recurring basis, they are not included in the tables above. Financial and nonfinancial assets and liabilities that are measured at fair value on a nonrecurring basis include certain inventories, long-lived assets, assets and liabilities held for sale, intangible assets, equity investments without readily determinable fair values, asset retirement obligations and liabilities for exit or disposal activities measured at fair value upon initial recognition. Aptiv recorded non-cash long-lived asset impairment charges of $5 million and $8 million for the three and nine months ended September 30, 2022, respectively, and other charges of $3 million for the nine months ended September 30, 2022. These charges were primarily related to the conflict between Ukraine and Russia and were recorded within cost of sales. Aptiv recorded no non-cash asset impairment charges during the three and nine months ended September 30, 2021. In addition, Aptiv determined that our majority owned subsidiary in Russia met the held for sale criteria as of September 30, 2022. Consequently, during the nine months ended September 30, 2022, the Company recorded a charge of $51 million to reduce the carrying value of the subsidiary to fair value, which was recorded primarily within cost of sales. Fair value of long-lived and other assets is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved and a review of appraisals or other market indicators and management estimates. As such, Aptiv has determined that the fair value measurements of long-lived and other assets fall in Level 3 of the fair value hierarchy.

16. OTHER INCOME, NET
Other income (expense), net included:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(in millions)
Interest income	$26	$3	$35	$8
Loss on modification of debt	—	—	—	(1)
Components of net periodic benefit cost other than service cost (Note 9)	(4)	(5)	(11)	(19)
Costs associated with acquisitions and other transactions	(6)	—	(8)	—
(Loss) gain on change in fair value of publicly traded equity securities	(6)	(1)	(55)	8
Other, net	10	4	(5)	6
Other income (expense), net	$20	$1	$(44)	$2
During the three months ended September 30, 2022 and 2021, net unrealized losses of $6 million and gains of $11 million, respectively, were recognized for publicly traded equity securities still held as of September 30, 2022. During the nine months ended September 30, 2022 and 2021, net unrealized losses of $51 million and gains of $11 million, respectively, were recognized for publicly traded equity securities still held as of September 30, 2022.
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
Intangible assets primarily include amounts recognized for the fair value of customer-based assets, which will be amortized over their estimated useful lives of approximately nine years. The estimated fair value of these assets was based on third-party valuations and management’s estimates, generally utilizing income and market approaches. Goodwill recognized in this transaction is primarily attributable to synergies expected to arise after the acquisition and is expected to be partially deductible for tax purposes.
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
Proposed Acquisition of Intercable Automotive Solutions
In September 2022, Aptiv entered into a definitive agreement to acquire 85% of the equity interests of Intercable Automotive Solutions S.r.l. (“Intercable Automotive”), a manufacturer of high-voltage busbars and interconnect solutions, for €595 million, subject to customary post-closing adjustments. The acquisition is expected to close in the fourth quarter of 2022, subject to regulatory approvals and customary closing conditions. Upon completion, Intercable Automotive will become part of Aptiv’s Signal and Power Solutions segment. The Company intends to acquire its interest in Intercable Automotive utilizing cash on hand.
Concurrent with the acquisition, the Company entered into an agreement with the noncontrolling interest holders that provides the Company with the right to purchase, and the noncontrolling interest holders with the right to sell to the Company, the remaining 15% of Intercable Automotive for cash at a contractually defined value beginning in 2026.
Proposed Acquisition of Wind River Systems, Inc.
In January 2022, Aptiv entered into a definitive agreement to acquire 100% of the equity interests of Wind River, a global leader in delivering software for the intelligent edge, for $4.3 billion, subject to customary post-closing adjustments. The transaction is subject to regulatory approvals and customary closing conditions, and we are targeting a closing this year as we work through the regulatory approval process. Upon completion, we anticipate that Wind River will become part of Aptiv’s Advanced Safety and User Experience segment. The Company intends to acquire Wind River primarily utilizing cash on hand, including proceeds from the 2022 Senior Notes. Refer to Note 8. Debt for additional information regarding the 2022 Senior Notes.
Planned Exit from Majority Owned Russian Subsidiary
Given the sanctions put in place by the European Union (the “E.U.”), U.S. and other governments, which restrict our ability to conduct business in Russia, we initiated a plan to exit our majority owned subsidiary in Russia in the second quarter of 2022. As a result, the Company determined that this subsidiary, which is reported within the Signal and Power Solutions segment, met the held for sale criteria as of September 30, 2022. Consequently, during the nine months ended September 30, 2022, the Company recorded a pre-tax charge of $51 million to impair the carrying value of the Russian subsidiary’s net assets to fair value, which was recorded primarily within cost of sales in the consolidated statement of operations. Approximately $25 million of these charges were attributable to the noncontrolling interest based on the noncontrolling shareholder’s economic interest. The remaining assets and liabilities of the subsidiary were reclassified as held for sale and reflect the appropriate valuation allowances. The net assets and liabilities are de minimis and are presented as other current assets and other current liabilities, respectively, in the consolidated balance sheet as of September 30, 2022.

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
The details of the shares issued upon vesting of the executive grants are as follows:

	Time-Based Awards			Performance-Based Awards
Vesting Date	Ordinary Shares Issued Upon Vesting	Fair Value of Shares at Issuance	Ordinary Shares Withheld to Cover Withholding Taxes	Ordinary Shares Issued Upon Vesting	Fair Value of Shares at Issuance	Ordinary Shares Withheld to Cover Withholding Taxes
	(dollars in millions)
Q1 2022	354,600	$46	140,409	325,283	$42	136,143
Q1 2021	449,426	67	177,825	288,074	43	121,609
A summary of RSU activity, including award grants, vesting and forfeitures is provided below:

	RSUs	Weighted Average Grant Date Fair Value
	(in thousands)
Nonvested, January 1, 2022	1,344	$131.40
Granted	793	128.42
Vested	(371)	96.95
Forfeited	(262)	137.98
Nonvested, September 30, 2022	1,504	137.17
Aptiv recognized share-based compensation expense of $19 million ($19 million, net of tax) and $19 million ($19 million, net of tax) based on the Company’s best estimate of ultimate performance against the respective targets during the three months ended September 30, 2022 and 2021, respectively. Aptiv recognized share-based compensation expense of $65 million ($65 million, net of tax) and $76 million ($75 million, net of tax) based on the Company’s best estimate of ultimate performance against the respective targets during the nine months ended September 30, 2022 and 2021, respectively. Aptiv will continue to recognize compensation expense, based on the grant date fair value of the awards applied to the Company’s best estimate of ultimate performance against the respective targets, over the requisite vesting periods of the awards. Based on the grant date fair value of the awards and the Company’s best estimate of ultimate performance against the respective targets as of September 30, 2022, unrecognized compensation expense on a pre-tax basis of approximately $124 million is anticipated to be recognized over a weighted average period of approximately two years. For the nine months ended September 30, 2022 and 2021, approximately $36 million and $45 million, respectively, of cash was paid and reflected as a financing activity in the statements of cash flows related to the tax withholding for vested RSUs.

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
Included below are sales and operating data for Aptiv’s segments for the three and nine months ended September 30, 2022 and 2021.

	Signal and Power Solutions	Advanced Safety and User Experience	Eliminations and Other (1)	Total

	(in millions)
For the Three Months Ended September 30, 2022:
Net sales	$3,424	$1,199	$(9)	$4,614
Depreciation and amortization	$147	$43	$—	$190
Adjusted operating income	$444	$81	$—	$525
Operating income	$403	$67	$—	$470
Equity income (loss), net of tax	$7	$(74)	$—	$(67)
Net income attributable to noncontrolling interest	$5	$—	$—	$5

	Signal and Power Solutions	Advanced Safety and User Experience	Eliminations and Other (1)	Total

	(in millions)
For the Three Months Ended September 30, 2021:
Net sales	$2,705	$959	$(10)	$3,654
Depreciation and amortization	$149	$44	$—	$193
Adjusted operating income (2)	$234	$22	$—	$256
Operating income	$200	$15	$—	$215
Equity income (loss), net of tax	$5	$(56)	$—	$(51)
Net income attributable to noncontrolling interest	$3	$—	$—	$3

	Signal and Power Solutions	Advanced Safety and User Experience	Eliminations and Other (1)	Total

	(in millions)
For the Nine Months Ended September 30, 2022:
Net sales	$9,569	$3,307	$(27)	$12,849
Depreciation and amortization	$441	$133	$—	$574
Adjusted operating income	$995	$67	$—	$1,062
Operating income	$796	$27	$—	$823
Equity income (loss), net of tax	$15	$(217)	$—	$(202)
Net loss attributable to noncontrolling interest	$(21)	$—	$—	$(21)

	Signal and Power Solutions	Advanced Safety and User Experience	Eliminations and Other (1)	Total

	(in millions)
For the Nine Months Ended September 30, 2021:
Net sales	$8,573	$2,940	$(29)	$11,484
Depreciation and amortization	$451	$132	$—	$583
Adjusted operating income (2)	$953	$115	$—	$1,068
Operating income	$837	$92	$—	$929
Equity income (loss), net of tax	$10	$(156)	$—	$(146)
Net income attributable to noncontrolling interest	$11	$—	$—	$11
(1)Eliminations and Other includes the elimination of inter-segment transactions.
(2)As described above, the calculation of adjusted operating income now excludes amortization expense. The historical presentation of adjusted operating income as shown in this table has been revised to be consistent with the updated calculation.
The reconciliation of Adjusted Operating Income to operating income includes, as applicable, amortization, restructuring, other acquisition and portfolio project costs (which includes costs incurred to integrate acquired businesses and to plan and execute product portfolio transformation actions, including business and product acquisitions and divestitures), asset impairments and other related charges and gains (losses) on business divestitures and other transactions. The reconciliations of Adjusted Operating Income to net income attributable to Aptiv for the three and nine months ended September 30, 2022 and 2021 are as follows:

	Signal and Power Solutions	Advanced Safety and User Experience	Total

	(in millions)
For the Three Months Ended September 30, 2022:
Adjusted operating income	$444	$81	$525
Amortization	(35)	(2)	(37)
Restructuring	(1)	(10)	(11)
Other acquisition and portfolio project costs	—	(2)	(2)
Asset impairments	(5)	—	(5)
Operating income	$403	$67	470
Interest expense			(58)
Other income, net			20
Income before income taxes and equity loss			432
Income tax expense			(59)
Equity loss, net of tax			(67)
Net income			306
Net income attributable to noncontrolling interest			5
Net income attributable to Aptiv			$301

	Signal and Power Solutions	Advanced Safety and User Experience	Total

	(in millions)
For the Three Months Ended September 30, 2021:
Adjusted operating income	$234	$22	$256
Amortization	(35)	(2)	(37)
Restructuring	4	(5)	(1)
Other acquisition and portfolio project costs	(3)	—	(3)
Operating income	$200	$15	215
Interest expense			(36)
Other income, net			1
Income before income taxes and equity loss			180
Income tax expense			(25)
Equity loss, net of tax			(51)
Net income			104
Net income attributable to noncontrolling interest			3
Net income attributable to Aptiv			$101

	Signal and Power Solutions	Advanced Safety and User Experience	Total

	(in millions)
For the Nine Months Ended September 30, 2022:
Adjusted operating income	$995	$67	$1,062
Amortization	(107)	(5)	(112)
Restructuring	(23)	(29)	(52)
Other acquisition and portfolio project costs	(7)	(6)	(13)
Asset impairments	(8)	—	(8)
Other charges related to Ukraine/Russia conflict (1)	(54)	—	(54)
Operating income	$796	$27	823
Interest expense			(157)
Other expense, net			(44)
Income before income taxes and equity loss			622
Income tax expense			(96)
Equity loss, net of tax			(202)
Net income			324
Net loss attributable to noncontrolling interest			(21)
Net income attributable to Aptiv			$345
(1)Primarily consists of charges related to the designation of our majority owned Russian subsidiary as held for sale as of September 30, 2022. Refer to Note 17. Acquisitions and Divestitures for further information.

	Signal and Power Solutions	Advanced Safety and User Experience	Total

	(in millions)
For the Nine Months Ended September 30, 2021:
Adjusted operating income	$953	$115	$1,068
Amortization	(106)	(5)	(111)
Restructuring	(5)	(16)	(21)
Other acquisition and portfolio project costs	(5)	(2)	(7)
Operating income	$837	$92	929
Interest expense			(114)
Other income, net			2
Income before income taxes and equity loss			817
Income tax expense			(101)
Equity loss, net of tax			(146)
Net income			570
Net income attributable to noncontrolling interest			11
Net income attributable to Aptiv			$559

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
Disaggregation of Revenue
Revenue generated from Aptiv’s operating segments is disaggregated by primary geographic market in the following tables for the three and nine months ended September 30, 2022 and 2021. Information concerning geographic market reflects the manufacturing location.

For the Three Months Ended September 30, 2022:	Signal and Power Solutions	Advanced Safety and User Experience	Eliminations and Other	Total

	(in millions)
Geographic Market
North America	$1,317	$352	$(2)	$1,667
Europe, Middle East and Africa	785	553	(3)	1,335
Asia Pacific	1,214	294	(4)	1,504
South America	108	—	—	108
Total net sales	$3,424	$1,199	$(9)	$4,614

For the Three Months Ended September 30, 2021:	Signal and Power Solutions	Advanced Safety and User Experience	Eliminations and Other	Total

	(in millions)
Geographic Market
North America	$973	$295	$(3)	$1,265
Europe, Middle East and Africa	737	405	(2)	1,140
Asia Pacific	923	259	(5)	1,177
South America	72	—	—	72
Total net sales	$2,705	$959	$(10)	$3,654

For the Nine Months Ended September 30, 2022:	Signal and Power Solutions	Advanced Safety and User Experience	Eliminations and Other	Total

	(in millions)
Geographic Market
North America	$3,740	$1,022	$(6)	$4,756
Europe, Middle East and Africa	2,440	1,525	(8)	3,957
Asia Pacific	3,094	760	(13)	3,841
South America	295	—	—	295
Total net sales	$9,569	$3,307	$(27)	$12,849

For the Nine Months Ended September 30, 2021:	Signal and Power Solutions	Advanced Safety and User Experience	Eliminations and Other	Total

	(in millions)
Geographic Market
North America	$3,052	$891	$(6)	$3,937
Europe, Middle East and Africa	2,629	1,298	(8)	3,919
Asia Pacific	2,682	751	(15)	3,418
South America	210	—	—	210
Total net sales	$8,573	$2,940	$(29)	$11,484
Contract Balances
Consistent with the recognition of production parts revenue at a point in time as title transfers to the customer, Aptiv has no contract assets or contract liabilities balances as of September 30, 2022 and December 31, 2021.
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
Costs to Obtain a Contract
From time to time, Aptiv makes payments to customers in conjunction with ongoing business. These payments to customers are generally recognized as a reduction to revenue at the time of the commitment to make these payments. However, certain other payments to customers, or upfront fees, meet the criteria to be considered a cost to obtain a contract as they are directly attributable to a contract, are incremental and management expects the fees to be recoverable. As of September 30, 2022 and December 31, 2021, Aptiv has recorded $67 million (of which $20 million was classified within other current assets and $47 million was classified within other long-term assets) and $92 million (of which $34 million was classified within other current assets and $58 million was classified within other long-term assets), respectively, related to these capitalized upfront fees.
Capitalized upfront fees are amortized to revenue based on the transfer of goods and services to the customer for which the upfront fees relate, which typically range from three to five years. There have been no impairment losses in relation to the costs capitalized. The amount of amortization to net sales was $7 million and $5 million for the three months ended September 30, 2022 and 2021, respectively, and $20 million and $19 million for the nine months ended September 30, 2022 and 2021, respectively.

21. INVESTMENTS IN AFFILIATES
Equity Method Investments
As part of Aptiv’s operations, it has investments in various non-consolidated affiliates accounted for under the equity method of accounting. These affiliates are not publicly traded companies and are located in North America, Europe and Asia Pacific. Aptiv’s ownership percentages vary generally from approximately 20% to 50%, with the most significant investment being in Motional, Inc. (“Motional”) (of which Aptiv owns 50%). Motional was deemed a significant equity investee under Rule 10-01(b) of Regulation S-X for the nine months ended September 30, 2022. Accordingly, summarized interim income statement information of Motional is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in millions)		(in millions)
Net sales	$—	$—	$—	$—
Gross margin	$(94)	$(73)	$(280)	$(224)
Net loss	$(139)	$(112)	$(419)	$(312)

Motional Lease Agreement
In connection with the formation of Motional, Aptiv agreed to sublease certain office space to Motional, which has a remaining lease term of approximately six years as of September 30, 2022. Total income under the agreement was $1 million during the three months ended September 30, 2022, and $3 million and $2 million during the nine months ended September 30, 2022 and 2021, respectively. The sublease income and Aptiv’s associated operating lease cost are recorded to cost of sales in the consolidated statement of operations. The Company believes the terms of the lease agreement have not significantly been affected by the fact the Company and the lessee are related parties.
Motional Cybersecurity Incident
In October 2022, Motional experienced a cybersecurity incident involving unauthorized access to, and theft of data from, certain Motional systems. Upon discovering the unauthorized activity, Motional took immediate action, including terminating the unauthorized access and pausing certain operations. With assistance from leading forensic information technology firms and legal counsel, Motional conducted an investigation of the incident and has been in communication with law enforcement authorities regarding this matter. Based on the results of the Motional investigation, the Company believes that this incident has not had a material impact to the Company’s or to Motional’s operations or financial results and financial condition. Motional has since resumed its testing operations.
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
The carrying value of the Company’s investment in TTTech Auto was $188 million as of September 30, 2022, which is included in the Advanced Safety and User Experience segment. As of September 30, 2022, the difference between the amount at which the Company’s investment is carried and the amount of the Company’s share of the underlying equity in net assets of TTTech Auto was approximately $138 million. The basis difference is primarily attributable to equity method goodwill associated with the investment, which is not amortized.
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

The following is a summary of technology investments, which are classified within other long-term assets in the consolidated balance sheets, as of September 30, 2022 and December 31, 2021:

Investment Name	Segment	September 30, 2022	December 31, 2021
		(in millions)
Equity investments without readily determinable fair values:
StradVision, Inc.	Advanced Safety and User Experience	$40	$—
LeddarTech, Inc.	Advanced Safety and User Experience	19	19
Quanergy Systems, Inc. (1)	Advanced Safety and User Experience	—	6
Other investments	Various	6	5
Total equity investments without readily determinable fair values		65	30

Publicly traded equity securities:
Smart Eye AB	Advanced Safety and User Experience	3	11
Otonomo Technologies Ltd.	Advanced Safety and User Experience	3	39
Valens Semiconductor Ltd.	Signal and Power Solutions	9	16
Total publicly traded equity securities		15	66

Total investments		$80	$96
(1)Quanergy Systems, Inc. experienced a change in measurement basis due to an underlying transaction during the nine months ended September 30, 2022 and we liquidated our entire investment in the company after the transaction and during the nine months ended September 30, 2022. See below for further details on the transaction.
During the second quarter of 2022, the Company’s Advanced Safety and User Experience segment made an investment totaling 50 billion South Korean Won (approximately $40 million, using foreign currency rates on the investment date) in StradVision, Inc., a provider of deep learning-based camera perception software for automotive applications.
In February 2022, Quanergy Systems, Inc. (“Quanergy”) merged with a publicly traded special purpose acquisition company (“SPAC”) and shares of Quanergy began trading on the NYSE under the symbol QNGY. As part of the SPAC merger, our preferred shares in Quanergy were converted into Quanergy ordinary shares. During the nine months ended September 30, 2022, the Company sold all of its Quanergy ordinary shares for net proceeds of approximately $3 million. The Company’s Advanced Safety and User Experience segment had previously made a $3 million investment in Quanergy during 2016, which was in addition to the Company’s $3 million investment made during 2015.
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

Certain of the equity securities measured at fair value disclosed above are subject to contractual sale restrictions which prohibit the sale of the security over contractually defined periods of time. The fair value of equity securities with contractual sale restrictions was approximately $2 million as of September 30, 2022. These contractual sale restrictions will fully expire during the next twelve months as of September 30, 2022.
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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
This Quarterly Report on Form 10-Q, including the exhibits being filed as part of this report, as well as other statements made by Aptiv PLC (“Aptiv,” the “Company,” “we,” “us” and “our”), contain forward-looking statements that reflect, when made, the Company’s current views with respect to current events, certain investments and acquisitions and financial performance including the potential impact of the proposed acquisition of Wind River Systems, Inc. Such forward-looking statements are subject to many risks, uncertainties and factors relating to the Company’s operations and business environment, which may cause the actual results of the Company to be materially different from any future results, express or implied, by such forward-looking statements. All statements that address future operating, financial or business performance or the Company’s strategies or expectations are forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “will,” “should,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “projects,” “potential,” “outlook” or “continue,” and other comparable terminology. Factors that could cause actual results to differ materially from these forward-looking statements include, but are not limited to, the following: global and regional economic conditions, including conditions affecting the credit market; uncertainties posed by the COVID-19 pandemic and the difficulty in predicting its future course and its impact on the global economy and the Company’s future operations; uncertainties created by the conflict between Ukraine and Russia, and its impacts to the European and global economies and our operations in each country; fluctuations in interest rates and foreign currency exchange rates; the cyclical nature of global automotive sales and production; the potential disruptions in the supply of and changes in the competitive environment for raw material and other components integral to the Company’s products, including the current semiconductor supply shortage; the Company’s ability to maintain contracts that are critical to its operations; potential changes to beneficial free trade laws and regulations such as the United States-Mexico-Canada Agreement; the ability of the Company to integrate and realize the expected benefits of recent transactions; the ability of the Company to attract, motivate and/or retain key executives; the ability of the Company to avoid or continue to operate during a strike, or partial work stoppage or slow down by any of its unionized employees or those of its principal customers; and the ability of the Company to attract and retain customers. Additional factors are discussed under the captions “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s filings with the Securities and Exchange Commission, including those set forth in the Company’s Annual Report on Form 10-K for fiscal year ended December 31, 2021 and within the Quarterly Report on Form 10-Q for the quarter ended March 31, 2022. New risks and uncertainties arise from time to time, and it is impossible for us to predict these events or how they may affect the Company. It should be remembered that the price of the ordinary shares and any income from them can go down as well as up. Aptiv disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events and/or otherwise, except as may be required by law.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following management’s discussion and analysis of financial condition and results of operations (“MD&A”) is intended to help you understand the business operations and financial condition of the Company for the three and nine months ended September 30, 2022. This discussion should be read in conjunction with Item 1. Financial Statements. Our MD&A is presented in eight sections:
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
Our total net sales during the three and nine months ended September 30, 2022 were $4.6 billion and $12.8 billion, an increase of 26% and 12% compared to the same periods of 2021, respectively. Our overall volumes increased 29% for the three months ended September 30, 2022, compared to increased global automotive production of 27% (24% on an Aptiv weighted market basis, which represents global vehicle production weighted to the geographic regions in which the Company generates its revenue, “AWM”). The increase in volumes for the three months ended September 30, 2022 is attributable to increased volumes in all regions. Our overall volumes increased 13% for the nine months ended September 30, 2022, compared to increased global automotive production of 6% (5% on an AWM basis). The increase in volumes for the nine months ended September 30, 2022 is primarily attributable to increased volumes in North America and China.
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

Proposed Acquisition of Wind River Systems, Inc.
In January 2022, the Company entered into a definitive agreement to acquire Wind River Systems, Inc. (“Wind River”), a global leader in delivering software for the intelligent edge, for $4.3 billion, subject to customary post-closing adjustments. The transaction is subject to regulatory approvals and customary closing conditions, and we are targeting a closing this year as we work through the regulatory approval process. Refer to Note 17. Acquisitions and Divestitures to the consolidated financial statements contained herein for more information. With Aptiv and Wind River’s synergistic technologies and decades of experience delivering safety critical systems, the Company believes this acquisition will accelerate the journey to a software-defined future of the automotive industry.
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
Given the sanctions put in place by the E.U., U.S. and other governments, which restrict our ability to conduct business in Russia, we initiated a plan to exit our majority owned subsidiary in Russia in the second quarter of 2022. As a result, the Company determined that this subsidiary, which is reported within the Signal and Power Solutions segment, met the held for sale criteria as of September 30, 2022. Consequently, during the nine months ended September 30, 2022, the Company recorded a pre-tax charge of $51 million to impair the carrying value of the Russian subsidiary’s net assets to fair value, which was recorded primarily within cost of sales in the consolidated statement of operations. Approximately $25 million of these charges were attributable to the noncontrolling interest based on the noncontrolling shareholder’s economic interest. The remaining assets and liabilities, which are de minimis, were reclassified to other current assets and other current liabilities, respectively, in the consolidated balance sheet as of September 30, 2022.
Ukraine and Russia are also significant global producers of raw materials used in our supply chain, including copper, aluminum, palladium and neon gases. Disruptions in the supply and volatility in the price of these materials and other inputs produced by Ukraine or Russia, including increased logistics costs and longer transit times, could adversely impact our business and results of operations. In addition, in July 2022, the E.U. introduced an emergency natural gas rationing plan to reduce the use of natural gas by businesses and in public buildings in E.U. member states from August 2022 through March 2023 in order to replenish gas reserves. Among other impacts, this may cause widespread economic disruptions during this time period, including potential shutdowns at our suppliers’ or customers’ facilities in the region. The conflict has also increased the possibility of cyberattacks occurring, which could either directly or indirectly impact our operations. Furthermore, the conflict has caused our customers to analyze their continued presence in the region and future customer production plans in the region remain uncertain.
We do not have a material physical presence in either Ukraine or Russia, with approximately 1% of our workforce located in those countries as of December 31, 2021, while approximately 2% of our annual net sales were generated from manufacturing facilities in those countries for the year ended December 31, 2021. However, the impacts of the conflict have adversely impacted, and may continue to adversely impact, global economies, and in particular, the European economy, a region which accounted for approximately 33% of our total net sales for the year ended December 31, 2021. We have incurred costs (including capital expenditures), to relocate production for certain customers out of Ukraine and to duplicate such production in other countries, which we substantially completed in the second quarter of 2022. We have recovered substantially all of the costs related to this relocation from impacted customers as of September 30, 2022. Aggregate costs and recoveries related to this process were not significant for the three and nine months ended September 30, 2022. However, the Company recorded asset impairments and other related charges of approximately $2 million and $8 million during the three and nine months ended September 30, 2022, respectively, primarily for long-lived assets and inventory for certain sites in Ukraine. These charges were primarily recorded within cost of sales in the statement of operations. Furthermore, as a result of the conflict, we estimate that the adverse impacts to revenue from Russia operations were approximately $15 million and $45 million during the three and nine months ended September 30, 2022, respectively.
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
COVID-19 pandemic. The global spread of COVID-19, which originated in late 2019 and was later declared a pandemic by the World Health Organization in March 2020, negatively impacted the global economy, disrupted supply chains and created significant volatility in global financial markets in 2020 with various adverse impacts continuing throughout 2021 and 2022.

Beginning late in the first quarter of 2022 and continuing into the second quarter, various regions in China, including regions where Aptiv has operations, were subjected to lockdowns imposed by governmental authorities to mitigate the spread of COVID-19 in those areas. In response, our manufacturing facilities located in these areas implemented measures designed to minimize the impacts of any shutdowns. Despite these measures, industry-wide production interruptions adversely impacted our sales and profitability beginning at the end of the first quarter and continuing throughout much of the second quarter. Estimated total indirect and direct adverse impacts to revenue as a result of these lockdowns during the first half of 2022 was approximately $210 million. Despite the easing of most lockdowns in China late in the second quarter, the overall duration and impact, as well as possible reoccurrence, of these lockdowns remain uncertain and may adversely impact our results of operations and cash flows in future periods.
In 2021, the pandemic impacted economies and communities throughout the world, including in all of the markets and regions served by Aptiv. Although vaccines were introduced that reduced the effect of COVID-19, governmental authorities throughout the world may continue to implement numerous measures aimed at containing and mitigating the effects of the pandemic, including renewed travel bans and restrictions, quarantines, social distancing orders, “lockdown” orders and shutdowns of non-essential activities. In 2021, our manufacturing facilities were not impacted by prolonged shutdowns directly resulting from the COVID-19 pandemic.
Certain direct and indirect adverse impacts of the COVID-19 pandemic persisted throughout 2021 and 2022 and are expected to continue into 2023, including the worldwide semiconductor supply shortage and global supply chain disruptions. As a result, due to the continuing uncertainties surrounding the ultimate impacts of the COVID-19 pandemic and resulting potential future governmental actions and economic impacts, it is possible that these adverse impacts could reoccur, resulting in further adverse impacts on our future operating earnings and cash flows. We will continue to actively monitor all direct and indirect potential impacts of the COVID-19 pandemic, and will seek to aggressively mitigate and minimize their impact on our business.
Global supply chain disruptions. Due to various factors that are beyond our control, there are currently global supply chain disruptions, including a worldwide semiconductor supply shortage. The semiconductor supply shortage, due in part to increased demand across multiple industries, is impacting production in automotive and other industries. We anticipate these supply chain disruptions will continue into 2023. We, along with most automotive component manufacturers that use semiconductors, have been unable to fully meet the vehicle production demands of OEMs because of events which are outside our control, including but not limited to, the COVID-19 pandemic, the global semiconductor shortage, fires in our suppliers’ facilities, unprecedented weather events in the southwestern United States, and other extraordinary events. Although we are working closely with suppliers and customers to minimize any potential adverse impacts of these events, some of our customers have indicated that they expect us to bear at least some responsibility for their lost production and other costs. While no assurances can be made as to the ultimate outcome of these customer expectations or any other future claims, we do not currently believe a loss is probable. We will continue to actively monitor all direct and indirect potential impacts of these supply chain disruptions, and will seek to aggressively mitigate and minimize their impact on our business.
In addition, we are carrying critical inventory items and key components, and we continue to procure productive, raw material and non-critical inventory components in order to satisfy our customers’ vehicle production schedules. However, as a result of our customers’ recent production volatility and cancellations, our balance of productive, raw and component material inventories has increased substantially from customary levels as of September 30, 2022 and December 31, 2021. We will continue to actively monitor and manage inventory levels across all inventory types in order to maximize both supply continuity and the efficient use of working capital.
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
In March 2020, to further our leadership position in the automated driving space we completed a transaction with Hyundai Motor Group to form Motional, Inc. (“Motional”), a joint venture focused on the design, development and commercialization of autonomous driving technologies.
Motional began testing fully driverless systems in 2020 and began testing a production-ready autonomous driving platform available for robotaxi providers, meal delivery providers, fleet operators and automotive manufacturers at prototype scale in 2022, with higher volumes anticipated to be available for deployment in 2023. In addition, Motional is involved in collaborative arrangements with mobility providers and with smart cities such as Boston, Las Vegas, Los Angeles and Singapore as solutions are developed for the evolving nature of the mobility industry. As a result of our substantial investments and strategic partnerships, we believe we are well-aligned with industry technology trends that will result in sustainable future growth in these evolving areas.
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
Economic conditions. Our business is directly related to automotive sales and automotive vehicle production by our customers. Automotive sales depend on a number of factors, including global and regional economic conditions. Global automotive vehicle production increased 2% (flat on an AWM basis) from 2020 to 2021, primarily due to the impacts of the global supply chain disruptions, including the worldwide semiconductor supply shortage, which followed the significant decrease in vehicle production in 2020 due to the adverse impacts of the COVID-19 pandemic. Although 2021 global vehicle sales and production rates increased slightly, they were still significantly below historic levels. Compared to the unusually low 2020 production rates, vehicle production in 2021 increased by 2% in China, 1% in North America and 18% in South America, our smallest region, and decreased by 4% in Europe. Compared to 2021, vehicle production for the nine months ended September 30, 2022 increased by 6% (5% on an AWM basis).
Economic volatility or weakness in North America, Europe, China or South America could result in a significant reduction in automotive sales and production by our customers, which would have an adverse effect on our business, results of operations and financial condition. In 2022, global inflationary pressures have both reduced consumer demand for automotive vehicles and increased the price of inputs to our products, which has adversely impacted our profitability and it is possible this trend could continue into 2023. There is also potential that geopolitical factors could adversely impact the U.S. and other economies, and specifically the automotive sector. In particular, changes to international trade agreements such as the United States-Mexico-Canada Agreement, or other political pressures could affect the operations of our OEM customers, resulting in reduced automotive production in certain regions or shifts in the mix of production to higher cost regions. Increases in interest rates could also negatively impact automotive production as a result of increased consumer borrowing costs or reduced credit availability. Additionally, economic weakness may result in shifts in the mix of future automotive sales (from vehicles with more content such as luxury vehicles, trucks and sport utility vehicles toward smaller passenger cars). While our diversified customer and geographic revenue base, along with our flexible cost structure, have well positioned us to withstand the impact of industry downturns and benefit from industry upturns, shifts in the mix of global automotive production to higher cost regions or to vehicles with less content could adversely impact our profitability.
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
Our operations are subject to certain risks inherent in doing business globally, including military conflicts in regions in which we operate, unexpected changes in laws or regulations governing trade, or other monetary or tax fiscal policy changes, including tariffs, quotas, customs and other import or export restrictions or trade barriers. We are also subject to risks associated with actions taken by governmental authorities to impose changes in laws or regulations that restrict certain business operations, trade or travel in response to a pandemic or widespread outbreak of an illness. For instance, as described above, the conflict between Ukraine and Russia has created numerous economic uncertainties, including the impact of sanctions announced to date against Russia and potential further sanctions, the impact on the global supply chain for raw materials produced in each country, as well as increased logistics costs and transit times, the impact of the E.U. natural gas rationing plan and the actions of automotive OEMs and suppliers as they relate to production plans in each country. The impacts of any of these factors mentioned above, among others, could adversely affect our business, business opportunities, results of operations, financial condition and cash flows.
In addition, the global spread of the COVID-19 pandemic and variants thereof in 2020 and throughout 2021 and 2022, has had various direct and indirect adverse impacts on our global operations, the automotive industry and economies around the world. Although certain of the adverse impacts of the pandemic abated during the second half of 2020, other direct and indirect adverse impacts continued throughout 2021 and 2022, such as the overall supply chain disruptions, including the global semiconductor supply shortage and the regional lockdowns imposed by governmental authorities in China during the first half of 2022. These impacts continue to negatively affect the global economy and automotive industry, and we anticipate that certain impacts will persist into 2023. As a result, we are unable to predict the ultimate impact to our business due to a number of evolving factors, including the duration and spread of the pandemic, the impact of the pandemic on economic activity, our supply chain, consumer demand and vehicle production schedules, and the actions of governmental authorities across the globe.
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
We are focused on maintaining a low fixed cost structure that provides us flexibility to remain profitable at all points of the traditional vehicle industry production cycle. As a result, approximately 97% of our hourly workforce is located in best cost countries. Furthermore, we have substantial operational flexibility by leveraging a large workforce of contingent workers, which represented approximately 25% of the hourly workforce as of September 30, 2022. However, we will continue to adjust our cost structure and optimize our manufacturing footprint in response to changes in the global and regional automotive markets and in order to increase investment in advanced technologies and engineering, as evidenced by our ongoing restructuring programs focused on reducing our global overhead costs and on the continued rotation of our manufacturing footprint to best cost locations in Europe. As we continue to operate in a cyclical industry that is impacted by movements in the global and regional economies, we continually evaluate opportunities to further refine our cost structure.
We have a strong balance sheet with gross debt of approximately $6.4 billion and substantial available liquidity of approximately $7.3 billion as of September 30, 2022, consisting of cash equivalents, available financing under our Revolving Credit Facility and committed European accounts receivable factoring facility, and no significant U.S. defined benefit or workforce postretirement health care benefits and employer-paid postretirement basic life insurance benefits (“OPEB”) liabilities. We intend to maintain strong financial discipline by targeting industry-leading earnings growth, cash flow generation and return on invested capital and to maintain sufficient liquidity to sustain our financial flexibility throughout the industry cycle.
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
The automotive technology and component supply industry is traditionally subject to inflationary pressures with respect to raw materials and labor which may place operational and profitability burdens on the entire supply chain. For instance, in 2021 and throughout 2022, the industry has been subjected to increased pricing pressures, specifically in relation to copper and petroleum-based resin products, which have experienced significant volatility in price. Also in 2022, we have been impacted globally by increased overall inflation as a result of a variety of global trends. Due to various factors, the industry is also facing increased operating and logistics challenges from certain global supply chain disruptions, including a worldwide semiconductor supply shortage. This shortage has resulted in increased pricing pressures on semiconductors as well. In addition, we expect semiconductor supply cost and commodity cost volatility to have a continual impact on future earnings and/or operating cash flows. As such, we continually seek to mitigate both inflationary pressures and our material-related cost exposures using a number of approaches, including combining purchase requirements with customers and/or other suppliers, using alternate suppliers or product designs, negotiating cost reductions and/or commodity cost contract escalation clauses into our vehicle manufacturer supply contracts and hedging. In 2022, we have also negotiated, and will continue to negotiate, price increases with our customers in response to the aforementioned global supply chain disruptions.

Three and Nine Months Ended September 30, 2022 versus Three and Nine Months Ended September 30, 2021
The results of operations for the three and nine months ended September 30, 2022 and 2021 were as follows:

	Three Months Ended September 30,					Nine Months Ended September 30,
	2022		2021		Favorable/(unfavorable)	2022		2021		Favorable/(unfavorable)

	(dollars in millions)
Net sales	$4,614		$3,654		$960	$12,849		$11,484		$1,365
Cost of sales	3,821		3,138		(683)	11,027		9,639		(1,388)
Gross margin	793	17.2%	516	14.1%	277	1,822	14.2%	1,845	16.1%	(23)
Selling, general and administrative	275		263		(12)	835		784		(51)
Amortization	37		37		—	112		111		(1)
Restructuring	11		1		(10)	52		21		(31)
Operating income	470		215		255	823		929		(106)
Interest expense	(58)		(36)		(22)	(157)		(114)		(43)
Other income (expense), net	20		1		19	(44)		2		(46)
Income before income taxes and equity loss	432		180		252	622		817		(195)
Income tax expense	(59)		(25)		(34)	(96)		(101)		5
Income before equity loss	373		155		218	526		716		(190)
Equity loss, net of tax	(67)		(51)		(16)	(202)		(146)		(56)
Net income	306		104		202	324		570		(246)
Net income (loss) attributable to noncontrolling interest	5		3		2	(21)		11		(32)
Net income attributable to Aptiv	301		101		200	345		559		(214)
Mandatory convertible preferred share dividends	(15)		(15)		—	(47)		(47)		—
Net income attributable to ordinary shareholders	$286		$86		$200	$298		$512		$(214)

Total Net Sales
Below is a summary of our total net sales for the three months ended September 30, 2022 versus September 30, 2021.

	Three Months Ended September 30,			Variance Due To:
	2022	2021	Favorable/(unfavorable)	Volume, net of contractual price reductions	FX	Commodity pass-through	Other	Total

	(in millions)			(in millions)
Total net sales	$4,614	$3,654	$960	$1,186	$(217)	$(9)	$—	$960
Total net sales for the three months ended September 30, 2022 increased 26% compared to the three months ended September 30, 2021. Our volumes increased 29% for the period, which reflects increased global automotive production of 27% (up 24% on an AWM basis). The increase in volumes is primarily attributable to an increase in all regions. Our total net sales also reflect the favorable impact of price recoveries, net of contractual price reductions of $135 million and unfavorable foreign currency impacts, primarily related to the Euro and Chinese Yuan Renminbi.
Below is a summary of our total net sales for the nine months ended September 30, 2022 versus 2021.

	Nine Months Ended September 30,			Variance Due To:
	2022	2021	Favorable/(unfavorable)	Volume, net of contractual price reductions	FX	Commodity pass-through	Other	Total

	(in millions)			(in millions)
Total net sales	$12,849	$11,484	$1,365	$1,688	$(420)	$97	$—	$1,365
Total net sales for the nine months ended September 30, 2022 increased 12% compared to the nine months ended September 30, 2021. Our overall volumes increased 13% for the period, which primarily reflects increased global automotive production of 6% (5% on an AWM basis). The increase in volumes is primarily attributable to increases in North America and China. Our total net sales also reflect the favorable impact of price recoveries, net of contractual price reductions of $155 million and unfavorable foreign currency impacts, primarily related to the Euro.

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
Cost of sales increased $683 million for the three months ended September 30, 2022 compared to the three months ended September 30, 2021, as summarized below. The Company’s material cost of sales was approximately 55% and 50% of net sales for the three months ended September 30, 2022 and 2021, respectively.

	Three Months Ended September 30,			Variance Due To:
	2022	2021	Favorable/(unfavorable)	Volume (a)	FX	Operational performance	Other	Total

	(dollars in millions)			(in millions)
Cost of sales	$3,821	$3,138	$(683)	$(715)	$197	$(153)	$(12)	$(683)
Gross margin	$793	$516	$277	$471	$(20)	$(153)	$(21)	$277
Percentage of net sales	17.2%	14.1%
(a)Presented net of contractual price reductions for gross margin variance.
The increase in cost of sales reflects increased volumes and operational performance, partially offset by favorable impacts from currency exchange. Our operational performance for the three months ended September 30, 2022 includes approximately $160 million of increased costs for semiconductors and commodities, as well as approximately $15 million of decreased costs, primarily related to material logistics costs associated with the global supply chain disruptions due to the worldwide semiconductor shortage and other extraordinary events. The total impacts within cost of sales resulting from the global supply chain disruptions were decreased costs of approximately $20 million during the three months ended September 30, 2022.
Cost of sales increased $1,388 million for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, as summarized below. The Company’s material cost of sales was approximately 55% and 50% of net sales for the nine months ended September 30, 2022 and 2021, respectively.

	Nine Months Ended September 30,			Variance Due To:
	2022	2021	Favorable/(unfavorable)	Volume (a)	FX	Operational performance	Other	Total

	(dollars in millions)			(in millions)
Cost of sales	$11,027	$9,639	$(1,388)	$(1,077)	$392	$(570)	$(133)	$(1,388)
Gross margin	$1,822	$1,845	$(23)	$611	$(28)	$(570)	$(36)	$(23)
Percentage of net sales	14.2%	16.1%
(a)Presented net of contractual price reductions for gross margin variance.
The increase in cost of sales reflects increased volumes and operational performance, partially offset by favorable impacts from currency exchange. Our operational performance for the nine months ended September 30, 2022 includes approximately $455 million of increased costs for semiconductors and commodities, as well as approximately $40 million of increased costs, primarily related to material logistics costs associated with the global supply chain disruptions due to the worldwide semiconductor shortage and other extraordinary events. The total impacts within cost of sales resulting from the global supply chain disruptions were incremental costs of approximately $20 million during the nine months ended September 30, 2022. Cost of sales was also impacted by the following items in Other above:
•$97 million of increased commodity pass-through costs; and
•$59 million of charges, primarily to impair the carrying value of our majority owned Russian subsidiary’s net assets to fair value.

Selling, General and Administrative Expense

	Three Months Ended September 30,
	2022	2021	Favorable/ (unfavorable)

	(dollars in millions)
Selling, general and administrative expense	$275	$263	$(12)
Percentage of net sales	6.0%	7.2%

	Nine Months Ended September 30,
	2022	2021	Favorable/ (unfavorable)

	(dollars in millions)
Selling, general and administrative expense	$835	$784	$(51)
Percentage of net sales	6.5%	6.8%
Selling, general and administrative expense (“SG&A”) includes administrative expenses, information technology costs and incentive compensation related costs. SG&A decreased as a percentage of net sales for the three and nine months ended September 30, 2022 compared to 2021, primarily due to increased sales.

Amortization

	Three Months Ended September 30,
	2022	2021	Favorable/ (unfavorable)

	(in millions)
Amortization	$37	$37	$—

	Nine Months Ended September 30,
	2022	2021	Favorable/ (unfavorable)

	(in millions)
Amortization	$112	$111	$(1)
Amortization expense reflects the non-cash charge related to definite-lived intangible assets. The consistency in amortization during the three and nine months ended September 30, 2022 compared to 2021 reflects the continued amortization of our definite-lived intangible assets, which resulted primarily from our acquisitions, over their estimated useful lives. Refer to Note 17. Acquisitions and Divestitures to the consolidated financial statements contained herein for further detail of our business acquisitions, including details of the intangible assets recorded in each transaction.

Restructuring

	Three Months Ended September 30,
	2022	2021	Favorable/ (unfavorable)

	(dollars in millions)
Restructuring	$11	$1	$(10)
Percentage of net sales	0.2%	—%

	Nine Months Ended September 30,
	2022	2021	Favorable/ (unfavorable)

	(dollars in millions)
Restructuring	$52	$21	$(31)
Percentage of net sales	0.4%	0.2%
The Company recorded employee-related and other restructuring charges totaling approximately $11 million and $52 million during the three and nine months ended September 30, 2022, respectively. We expect to make cash payments of approximately $45 million over the next twelve months pursuant to currently implemented restructuring programs.
The Company recorded employee-related and other restructuring charges totaling approximately $1 million and $21 million during the three and nine months ended September 30, 2021, respectively.
We expect to continue to incur additional restructuring expense in 2022 and beyond, primarily related to programs focused on reducing global overhead costs and on the continued rotation of our manufacturing footprint to best cost locations in Europe, which includes approximately $50 million (of which approximately $40 million relates to the Advanced Safety and User Experience segment and approximately $10 million relates to the Signal and Power Solutions segment) for programs approved as of September 30, 2022. Additionally, as we continue to operate in a cyclical industry that is impacted by movements in the global and regional economies, we continually evaluate opportunities to further adjust our cost structure and optimize our manufacturing footprint. The Company plans to implement additional restructuring activities in the future, if necessary, in order to align manufacturing capacity and other costs with prevailing regional automotive production levels and locations, to improve the efficiency and utilization of other locations and in order to increase investment in advanced technologies and engineering. Such future restructuring actions are dependent on market conditions, customer actions and other factors.
Refer to Note 7. Restructuring to the consolidated financial statements contained herein for additional information.

Interest Expense

	Three Months Ended September 30,
	2022	2021	Favorable/ (unfavorable)

	(in millions)
Interest expense	$58	$36	$(22)

	Nine Months Ended September 30,
	2022	2021	Favorable/ (unfavorable)

	(in millions)
Interest expense	$157	$114	$(43)
The increase in interest expense during the three and nine months ended September 30, 2022 compared to 2021 reflects the issuance of $2.5 billion in aggregate principal amount of senior unsecured notes in February 2022 (the “2022 Senior Notes”), partially offset by the issuance of $1.5 billion in aggregate principal amount of 3.10% senior unsecured notes due 2051, which were utilized to redeem $700 million in aggregate principal amount of 4.15% senior unsecured notes due 2024 and $650 million in aggregate principal amount of 4.25% senior unsecured notes due 2026. Refer to Note 8. Debt to the consolidated financial statements contained herein for additional information.

Other Income, Net

	Three Months Ended September 30,
	2022	2021	Favorable/ (unfavorable)

	(in millions)
Other income, net	$20	$1	$19

	Nine Months Ended September 30,
	2022	2021	Favorable/ (unfavorable)

	(in millions)
Other (expense) income, net	$(44)	$2	$(46)
Other income (expense), net for the three and nine months ended September 30, 2022 includes interest income of $26 million and $35 million, respectively, offset by losses of $6 million and $55 million, respectively, recognized for the change in fair value of publicly traded equity securities.
Other income, net for the three and nine months ended September 30, 2021 includes a loss of $1 million and a gain of $8 million, respectively, recognized for the change in fair value of publicly traded equity securities. Also, as further discussed in Note 8. Debt to the consolidated financial statements contained herein, during the nine months ended September 30, 2021, Aptiv recorded a loss on debt modification of $1 million in conjunction with the June 2021 amendment to the Credit Agreement.
Refer to Note 16. Other Income, net to the consolidated financial statements contained herein for additional information.
Income Taxes

	Three Months Ended September 30,
	2022	2021	Favorable/ (unfavorable)

	(in millions)
Income tax expense	$59	$25	$(34)

	Nine Months Ended September 30,
	2022	2021	Favorable/ (unfavorable)

	(in millions)
Income tax expense	$96	$101	$5
The Company’s tax rate is affected by the fact that its parent entity is an Irish resident taxpayer, the tax rates in Ireland and other jurisdictions in which the Company operates, the relative amount of income earned by jurisdiction and the relative amount of losses or income for which no tax benefit or expense was recognized due to a valuation allowance. The Company’s effective tax rate is also impacted by the receipt of certain tax incentives and holidays that reduce the effective tax rate for certain subsidiaries below the statutory rate. For the nine months ended September 30, 2022, the Company’s effective tax rate was impacted by impairments and other charges related to the Ukraine/Russia conflict for which no tax benefit was recognized.
The Company’s effective tax rate for the three and nine months ended September 30, 2022 includes net discrete tax benefits of approximately $1 million and $5 million, respectively, primarily related to provision to return adjustments, net changes in accruals for unremitted earnings and changes in reserves. The effective tax rate for the three and nine months ended September 30, 2021 includes net discrete tax expense of approximately $4 million and $0 million, respectively, primarily related to changes in reserves and provision to return adjustments. Refer to Note 11. Income Taxes to the consolidated financial statements contained herein for additional information.

Equity Loss

	Three Months Ended September 30,
	2022	2021	Favorable/ (unfavorable)

	(in millions)
Equity loss, net of tax	$67	$51	$(16)

	Nine Months Ended September 30,
	2022	2021	Favorable/ (unfavorable)

	(in millions)
Equity loss, net of tax	$202	$146	$(56)
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
The reconciliation of Adjusted Operating Income to operating income includes, as applicable, amortization, restructuring, other acquisition and portfolio project costs (which includes costs incurred to integrate acquired businesses and to plan and execute product portfolio transformation actions, including business and product acquisitions and divestitures), asset impairments and other related charges and gains (losses) on business divestitures and other transactions. The reconciliations of Adjusted Operating Income to net income attributable to Aptiv for the three and nine months ended September 30, 2022 and 2021 are as follows:

	Signal and Power Solutions	Advanced Safety and User Experience	Total

	(in millions)
For the Three Months Ended September 30, 2022:
Adjusted operating income	$444	$81	$525
Amortization	(35)	(2)	(37)
Restructuring	(1)	(10)	(11)
Other acquisition and portfolio project costs	—	(2)	(2)
Asset impairments	(5)	—	(5)
Operating income	$403	$67	470
Interest expense			(58)
Other income, net			20
Income before income taxes and equity loss			432
Income tax expense			(59)
Equity loss, net of tax			(67)
Net income			306
Net income attributable to noncontrolling interest			5
Net income attributable to Aptiv			$301

	Signal and Power Solutions	Advanced Safety and User Experience	Total

	(in millions)
For the Three Months Ended September 30, 2021:
Adjusted operating income	$234	$22	$256
Amortization	(35)	(2)	(37)
Restructuring	4	(5)	(1)
Other acquisition and portfolio project costs	(3)	—	(3)
Operating income	$200	$15	215
Interest expense			(36)
Other income, net			1
Income before income taxes and equity loss			180
Income tax expense			(25)
Equity loss, net of tax			(51)
Net income			104
Net income attributable to noncontrolling interest			3
Net income attributable to Aptiv			$101

	Signal and Power Solutions	Advanced Safety and User Experience	Total

	(in millions)
For the Nine Months Ended September 30, 2022:
Adjusted operating income	$995	$67	$1,062
Amortization	(107)	(5)	(112)
Restructuring	(23)	(29)	(52)
Other acquisition and portfolio project costs	(7)	(6)	(13)
Asset impairments	(8)	—	(8)
Other charges related to Ukraine/Russia conflict (1)	(54)	—	(54)
Operating income	$796	$27	823
Interest expense			(157)
Other expense, net			(44)
Income before income taxes and equity loss			622
Income tax expense			(96)
Equity loss, net of tax			(202)
Net income			324
Net loss attributable to noncontrolling interest			(21)
Net income attributable to Aptiv			$345
(1)Primarily consists of charges related to the designation of our majority owned Russian subsidiary as held for sale as of September 30, 2022. Refer to Note 17. Acquisitions and Divestitures to the consolidated financial statements contained herein for further information.

	Signal and Power Solutions	Advanced Safety and User Experience	Total

	(in millions)
For the Nine Months Ended September 30, 2021:
Adjusted operating income	$953	$115	$1,068
Amortization	(106)	(5)	(111)
Restructuring	(5)	(16)	(21)
Other acquisition and portfolio project costs	(5)	(2)	(7)
Operating income	$837	$92	929
Interest expense			(114)
Other income, net			2
Income before income taxes and equity loss			817
Income tax expense			(101)
Equity loss, net of tax			(146)
Net income			570
Net income attributable to noncontrolling interest			11
Net income attributable to Aptiv			$559

Net sales, gross margin as a percentage of net sales and Adjusted Operating Income by segment for the three and nine months ended September 30, 2022 and 2021 are as follows:

Net Sales by Segment

	Three Months Ended September 30,			Variance Due To:
	2022	2021	Favorable/ (unfavorable)	Volume, net of contractual price reductions	FX	Commodity pass-through	Other	Total

	(in millions)			(in millions)
Signal and Power Solutions	$3,424	$2,705	$719	$933	$(205)	$(9)	$—	$719
Advanced Safety and User Experience	1,199	959	240	253	(13)	—	—	240
Eliminations and Other	(9)	(10)	1	—	1	—	—	1
Total	$4,614	$3,654	$960	$1,186	$(217)	$(9)	$—	$960

	Nine Months Ended September 30,			Variance Due To:
	2022	2021	Favorable/(unfavorable)	Volume, net of contractual price reductions	FX	Commodity pass-through	Other	Total

	(in millions)			(in millions)
Signal and Power Solutions	$9,569	$8,573	$996	$1,295	$(396)	$97	$—	$996
Advanced Safety and User Experience	3,307	2,940	367	393	(26)	—	—	367
Eliminations and Other	(27)	(29)	2	—	2	—	—	2
Total	$12,849	$11,484	$1,365	$1,688	$(420)	$97	$—	$1,365

Gross Margin Percentage by Segment

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Signal and Power Solutions	19.0%	16.1%	16.3%	18.1%
Advanced Safety and User Experience	11.9%	8.4%	7.9%	9.9%
Total	17.2%	14.1%	14.2%	16.1%
Adjusted Operating Income by Segment

	Three Months Ended September 30,			Variance Due To:
	2022	2021	Favorable/ (unfavorable)	Volume, net of contractual price reductions	Operational performance	Other	Total

	(in millions)			(in millions)
Signal and Power Solutions	$444	$234	$210	$344	$(76)	$(58)	$210
Advanced Safety and User Experience	81	22	59	127	(77)	9	59
Total	$525	$256	$269	$471	$(153)	$(49)	$269

As noted in the table above, Adjusted Operating Income for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021 was impacted by volume, including product mix, and the favorable impact of price recoveries, net of contractual price reductions, and operational performance. Our operational performance for the three months ended September 30, 2022 includes approximately $160 million of increased costs for semiconductors and commodities, as well as approximately $15 million of decreased costs, primarily related to material logistics costs associated with the global supply chain disruptions due to the worldwide semiconductor shortage and other extraordinary events. The total impacts within Adjusted Operating Income resulting from the global supply chain disruptions were decreased costs of approximately $20 million during the three months ended September 30, 2022. Adjusted Operating Income was also impacted by the following items included within Other in the table above:
•Approximately $20 million of increased incentive compensation costs; and
•$7 million of unfavorable foreign currency impacts.

	Nine Months Ended September 30,			Variance Due To:
	2022	2021	Favorable/(unfavorable)	Volume, net of contractual price reductions	Operational performance	Other	Total

	(in millions)			(in millions)
Signal and Power Solutions	$995	$953	$42	$429	$(312)	$(75)	$42
Advanced Safety and User Experience	67	115	(48)	182	(258)	28	(48)
Total	$1,062	$1,068	$(6)	$611	$(570)	$(47)	$(6)
As noted in the table above, Adjusted Operating Income for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021 was impacted by volume, including product mix, and the favorable impact of price recoveries, net of contractual price reductions, and operational performance. Our operational performance for the nine months ended September 30, 2022 includes approximately $455 million of increased costs for semiconductors and commodities, as well as approximately $40 million of increased costs, primarily related to material logistics costs associated with the global supply chain disruptions due to the worldwide semiconductor shortage and other extraordinary events. The total impacts within Adjusted Operating Income resulting from the global supply chain disruptions were incremental costs of approximately $20 million during the nine months ended September 30, 2022. Adjusted Operating Income was also impacted by the following item included within Other in the table above:
•$39 million of increased SG&A expense, not including the impact of other acquisition and portfolio project costs.

Liquidity and Capital Resources
Overview of Capital Structure
Our liquidity requirements are primarily to fund our business operations, including capital expenditures and working capital requirements, as well as to fund debt service requirements, operational restructuring activities and dividends on our outstanding preferred shares. Our primary sources of liquidity are cash flows from operations, our existing cash balance, and as necessary and available, borrowings under credit facilities and issuance of long-term debt and equity. To the extent we generate discretionary cash flow we may consider using this additional cash flow for optional prepayments of existing indebtedness, strategic acquisitions or investments, and/or general corporate purposes. We also continually explore ways to enhance our capital structure.

As of September 30, 2022, we had cash and cash equivalents of $4.9 billion and net debt (defined as outstanding debt less cash and cash equivalents) of $1.5 billion. The following table summarizes our available liquidity, which includes cash, cash equivalents and funds available under our significant committed credit facilities, as of September 30, 2022:

September 30, 2022

(in millions)
Cash and cash equivalents	$4,850
Revolving Credit Facility, unutilized portion (1)	2,000
Committed European accounts receivable factoring facility, unutilized portion (2)	438
Total available liquidity	$7,288
(1)Availability reduced by less than $1 million in letters of credit issued under the Credit Agreement as of September 30, 2022.
(2)Based on September 30, 2022 foreign currency rates, subject to the availability of eligible accounts receivable.
Despite the current global economic impacts and uncertainties resulting from the conflict between Ukraine and Russia, the ongoing global supply chain disruptions, the COVID-19 pandemic and the resulting direct and indirect impacts on global vehicle production, we currently expect existing cash, available liquidity and cash flows from operations to continue to be sufficient to fund our global operating activities, including restructuring payments, any mandatory payments required under the Credit Agreement as described below, dividends on preferred shares and capital expenditures. Furthermore, we expect to acquire Intercable Automotive Solutions S.r.l and pay other required fees and expenses in connection with the proposed acquisition utilizing cash on hand. We also expect to acquire Wind River and pay other required fees and expenses in connection with the proposed acquisition primarily utilizing cash on hand, including proceeds from the issuance of the 2022 Senior Notes.
We also continue to expect to be able to move funds between different countries to manage our global liquidity needs without material adverse tax implications, subject to current monetary policies and the terms of the Credit Agreement. We utilize a combination of strategies, including dividends, cash pooling arrangements, intercompany loan repayments and other distributions and advances to provide the funds necessary to meet our global liquidity needs. There are no significant restrictions on the ability of our subsidiaries to pay dividends or make other distributions to Aptiv. As of September 30, 2022, the Company’s cash and cash equivalents held by our non-U.S. subsidiaries totaled approximately $4.8 billion. If additional non-U.S. cash was needed for our U.S. operations, we may be required to accrue and pay withholding if we were to distribute such funds from non-U.S. subsidiaries to the U.S.; however, based on our current liquidity needs and strategies, we do not anticipate a need to accrue and pay such additional amounts.
2020 Public Equity Offering
In June 2020, the Company completed the underwritten public offering of approximately 15.1 million ordinary shares at a price of $75.91 per share, resulting in net proceeds of approximately $1,115 million, after deducting expenses and the underwriters’ discount of $35 million. Simultaneously, the Company completed the underwritten public offering of 11.5 million 5.50% Mandatory Convertible Preferred Shares, Series A, $0.01 par value per share (the “MCPS”) with a liquidation preference of $100 per share (the “MCPS Offering”), resulting in net proceeds of approximately $1,115 million, after deducting expenses and the underwriters’ discount of $35 million. Each share of MCPS will convert on the mandatory conversion date of June 15, 2023, into between 1.0754 and 1.3173 shares of the Company’s ordinary shares, subject to customary anti-dilution adjustments.
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

There were no shares repurchased during the three and nine months ended September 30, 2022 and 2021.
As of September 30, 2022, approximately $13 million of share repurchases remained available under the April 2016 share repurchase program, which is in addition to the share repurchase program of up to $2.0 billion that was previously announced in January 2019. This program, which will commence following the completion of the April 2016 share repurchase program, provides for share purchases in the open market or in privately negotiated transactions, depending on share price, market conditions and other factors, as determined by the Company. All previously repurchased shares were retired, and are reflected as a reduction of ordinary share capital for the par value of the shares, with the excess applied as reductions to additional paid-in-capital and retained earnings.
Preferred Dividends
In the third quarter of 2022, the Board of Directors declared and paid a quarterly cash dividend of approximately $1.375 per mandatory convertible preferred share outstanding.
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
Intercable Automotive—In September 2022, Aptiv entered into a definitive agreement to acquire 85% of the equity interests of Intercable Automotive Solutions S.r.l. (“Intercable Automotive”), a manufacturer of high-voltage busbars and interconnect solutions, for €595 million, subject to customary post-closing adjustments. The acquisition is expected to close in the fourth quarter of 2022, subject to regulatory approvals and customary closing conditions. Upon completion, Intercable Automotive will become part of Aptiv’s Signal and Power Solutions segment. The Company intends to acquire its interest in Intercable Automotive utilizing cash on hand.
Concurrent with the acquisition, the Company entered into an agreement with the noncontrolling interest holders that provides the Company with the right to purchase, and the noncontrolling interest holders with the right to sell to the Company, the remaining 15% of Intercable Automotive for cash at a contractually defined value beginning in 2026.
Wind River—In January 2022, Aptiv entered into a definitive agreement to acquire 100% of the equity interests of Wind River, a global leader in delivering software for the intelligent edge, for $4.3 billion, subject to customary post-closing adjustments. The transaction is subject to regulatory approvals and customary closing conditions, and we are targeting a closing this year as we work through the regulatory approval process. Upon completion, we anticipate that Wind River will become part of Aptiv’s Advanced Safety and User Experience segment. The Company intends to acquire Wind River primarily utilizing cash on hand, including proceeds from the issuance of the 2022 Senior Notes.
Planned Exit from Majority Owned Russian Subsidiary—Given the sanctions put in place by the E.U., U.S. and other governments, which restrict our ability to conduct business in Russia, we initiated a plan to exit our majority owned subsidiary in Russia in the second quarter of 2022. As a result, the Company determined that this subsidiary, which is reported within the Signal and Power Solutions segment, met the held for sale criteria as of September 30, 2022. Consequently, during the nine months ended September 30, 2022, the Company recorded a pre-tax charge of $51 million to impair the carrying value of the Russian subsidiary’s net assets to fair value, which was recorded primarily within cost of sales in the consolidated statement of operations. Approximately $25 million of these charges were attributable to the noncontrolling interest based on the noncontrolling shareholder’s economic interest. The remaining assets and liabilities, which are de minimis, were reclassified to other current assets and other current liabilities, respectively, in the consolidated balance sheet as of September 30, 2022.
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
In February 2022, Quanergy Systems, Inc. (“Quanergy”) merged with a publicly traded special purpose acquisition company (“SPAC”) and shares of Quanergy began trading on the NYSE under the symbol QNGY. As part of the SPAC merger, our preferred shares in Quanergy were converted into Quanergy ordinary shares. During the nine months ended September 30, 2022, the Company sold all of its Quanergy ordinary shares for net proceeds of approximately $3 million. The Company’s Advanced Safety and User Experience segment had previously made a $3 million investment in Quanergy during 2016, which was in addition to the Company’s $3 million investment made during 2015.
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
The Credit Agreement was entered into in March 2011 and has been subsequently amended and restated on several occasions, most recently on June 24, 2021. The June 2021 amendment, among other things, (1) refinanced and replaced the existing term loan A and revolver with a new term loan A that matures in 2026, and a new five-year revolving credit facility with aggregate commitments of $2 billion, (2) utilized the Company’s existing sustainability-linked metrics and commitments, that, if achieved, would change the facility fee and interest rate margins as described below, and (3) established the leverage ratio maintenance covenant that requires the Company to maintain total net leverage (as calculated in accordance with the Credit Agreement) of less than 3.5 to 1.0 (or 4.0 to 1.0 for four full fiscal quarters following completion of material acquisitions, as defined in the Credit Agreement) and allowed for dividends and other payments on equity. Losses on modification of debt totaled $1 million during the nine months ended September 30, 2021 related to the June 2021 amendment. Aptiv paid amendment fees of $6 million during the nine months ended September 30, 2021 which are reflected as a financing activity in the consolidated statements of cash flows.
The Tranche A Term Loan and the Revolving Credit Facility mature on June 24, 2026. Beginning in the third quarter of 2022, Aptiv was obligated to begin making quarterly principal payments on the Tranche A Term Loan according to the amortization schedule in the Credit Agreement. The Credit Agreement also contains an accordion feature that permits Aptiv to increase, from time to time, the aggregate borrowing capacity under the Credit Agreement by up to an additional $1 billion upon Aptiv’s request, the agreement of the lenders participating in the increase, and the approval of the Administrative Agent.
As of September 30, 2022, there were no amounts drawn on the Revolving Credit Facility and less than $1 million in letters of credit were issued under the Credit Agreement. Letters of credit issued under the Credit Agreement reduce availability under the Revolving Credit Facility. No amounts were drawn on the Revolving Credit Facility during the nine months ended September 30, 2022.
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

	September 30, 2022		December 31, 2021
	LIBOR plus	ABR plus	LIBOR plus	ABR plus
Revolving Credit Facility	1.06%	0.06%	1.10%	0.10%
Tranche A Term Loan	1.105%	0.105%	1.125%	0.125%
Under the June 2021 amendment, the Applicable Rate under the Credit Agreement, as well as the facility fee, may increase or decrease from time to time based on changes in the Company’s credit ratings and whether the Company achieves or fails to achieve certain sustainability-linked targets with respect to greenhouse gas emissions and workplace safety. Such adjustments may be up to 0.04% per annum on interest rate margins on the Revolving Credit Facility, 0.02% per annum on interest rate margins on the Tranche A Term Loan and 0.01% per annum on the facility fee. Accordingly, the interest rate is subject to fluctuation during the term of the Credit Agreement based on changes in the ABR, LIBOR, changes in the Company’s corporate credit ratings or whether the Company achieves or fails to achieve its sustainability-linked targets. The Credit Agreement also requires that Aptiv pay certain facility fees on the Revolving Credit Facility, which are also subject to adjustment based on the sustainability-linked targets as described above, and certain letter of credit issuance and fronting fees. As a result of meeting the sustainability-linked targets for the 2021 calendar year, the interest rate margins and facility fees were reduced by the amounts specified above, effective in the third quarter of 2022.
The interest rate period with respect to LIBOR interest rate options can be set at one-, three-, or six-months as selected by Aptiv in accordance with the terms of the Credit Agreement (or other period as may be agreed by the applicable lenders). Aptiv may elect to change the selected interest rate option in accordance with the provisions of the Credit Agreement. As of September 30, 2022, Aptiv selected the one-month LIBOR interest rate option on the Tranche A Term Loan, and the rates effective as of September 30, 2022, as detailed in the table below, were based on the Company’s current credit rating and the Applicable Rate for the Credit Agreement:

		Borrowings as of
		September 30, 2022	Rates effective as of
	Applicable Rate	(in millions)	September 30, 2022
Tranche A Term Loan	LIBOR plus 1.105%	$311	4.23%
Borrowings under the Credit Agreement are prepayable at Aptiv’s option without premium or penalty.
The Credit Agreement contains certain covenants that limit, among other things, the Company’s (and the Company’s subsidiaries’) ability to incur certain additional indebtedness or liens or to dispose of substantially all of its assets. In addition, under the June 2021 amendment, the Credit Agreement requires that the Company maintain a consolidated leverage ratio (the ratio of Consolidated Total Indebtedness to Consolidated EBITDA, each as defined in the Credit Agreement) of not more than 3.5 to 1.0 (or 4.0 to 1.0 for four full fiscal quarters following completion of material acquisitions, as defined in the Credit Agreement). The Credit Agreement also contains events of default customary for financings of this type. The Company was in compliance with the Credit Agreement covenants as of September 30, 2022.

As of September 30, 2022, all obligations under the Credit Agreement were borrowed by Aptiv Corporation and jointly and severally guaranteed by AGFL and Aptiv PLC, subject to certain exceptions set forth in the Credit Agreement.
Senior Unsecured Notes
As of September 30, 2022, the Company had the following senior unsecured notes issued and outstanding:

Aggregate Principal Amount (in millions)	Stated Coupon Rate	Issuance Date	Maturity Date	Interest Payment Date

$700	2.396%	February 2022	February 2025	February 18 and August 18
681	1.50%	March 2015	March 2025	March 10
486	1.60%	September 2016	September 2028	September 15
300	4.35%	March 2019	March 2029	March 15 and September 15
800	3.25%	February 2022	March 2032	March 1 and September 1
300	4.40%	September 2016	October 2046	April 1 and October 1
350	5.40%	March 2019	March 2049	March 15 and September 15
1,500	3.10%	November 2021	December 2051	June 1 and December 1
1,000	4.15%	February 2022	May 2052	May 1 and November 1
Although the specific terms of each indenture governing each series of senior notes vary, the indentures contain certain restrictive covenants, including with respect to Aptiv’s (and Aptiv’s subsidiaries’) ability to incur liens, enter into sale and leaseback transactions and merge with or into other entities. As of September 30, 2022, the Company was in compliance with the provisions of all series of the outstanding senior notes. Refer to Note 8. Debt to the consolidated financial statements contained herein for additional information.
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
The historical presentation of the summarized financial information has been revised to be consistent with the presentation of the entities that comprise the structure of the Obligor Group as of September 30, 2022.

Obligor Group

Nine Months Ended September 30, 2022	(in millions)
Net sales	$—
Gross margin	$—
Operating loss	$(50)
Net loss	$(214)
Net loss attributable to Aptiv	$(214)

As of September 30, 2022:
Current assets (1)	$8,282
Long-term assets (2)	$66
Current liabilities (3)	$6,094
Long-term liabilities (3)	$6,554
Noncontrolling interest	$—

As of December 31, 2021
Current assets (1)	$6,432
Long-term assets	$14
Current liabilities (3)	$6,572
Long-term liabilities (3)	$4,276
Noncontrolling interest	$—
(1)Includes current assets of $3,983 million and $4,136 million due from Non-Guarantors as of September 30, 2022 and December 31, 2021, respectively, which includes amounts due from affiliates of $1 million and $5 million, respectively.
(2)Includes long-term assets of $53 million due from Non-Guarantors as of September 30, 2022.
(3)Includes current liabilities of $6,029 million and $6,530 million, and long-term liabilities of $226 million and $226 million, due to Non-Guarantors as of September 30, 2022 and December 31, 2021, respectively.
Other Financing
Receivable factoring—Aptiv maintains a €450 million European accounts receivable factoring facility that is available on a committed basis and allows for factoring of receivables denominated in both Euros and U.S. dollars (“USD”). This facility is accounted for as short-term debt and borrowings are subject to the availability of eligible accounts receivable. Collateral is not required related to these trade accounts receivable. This facility became effective on January 1, 2021 and has a term of three years, subject to Aptiv’s right to terminate at any time with three months’ notice. After expiration of the three-year term, either party can terminate with three months’ notice. Borrowings denominated in Euros under the facility bear interest at the three-month Euro Interbank Offered Rate (“EURIBOR”) plus 0.50% and USD borrowings bear interest at two-month LIBOR plus 0.50%, with borrowings under either denomination carrying a minimum interest rate of 0.20%. As of September 30, 2022 and December 31, 2021, Aptiv had no amounts drawn on the European accounts receivable factoring facility. No amounts were drawn under the European accounts receivable factoring facility during the nine months ended September 30, 2022.
Finance leases and other—As of September 30, 2022 and December 31, 2021, approximately $15 million and $14 million, respectively, of other debt primarily issued by certain non-U.S. subsidiaries and finance lease obligations were outstanding.
Letter of credit facilities—In addition to the letters of credit issued under the Credit Agreement, Aptiv had approximately $3 million and $3 million outstanding through other letter of credit facilities as of September 30, 2022 and December 31, 2021, respectively, primarily to support arrangements and other obligations at certain of its subsidiaries.
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
Operating activities—Net cash provided by operating activities totaled $330 million for the nine months ended September 30, 2022, as compared to $553 million for the nine months ended September 30, 2021. Cash flows provided by operating activities for the nine months ended September 30, 2022 consisted primarily of net earnings of $324 million, increased by $599 million for non-cash charges for depreciation, amortization and pension costs, offset by $918 million related to changes in operating assets and liabilities, net of restructuring and pension contributions. Cash flows provided by operating activities for the nine months ended September 30, 2021 consisted primarily of net earnings of $570 million, increased by $617 million for non-cash charges for depreciation, amortization and pension costs, partially offset by $866 million related to changes in operating assets and liabilities, net of restructuring and pension contributions.
Investing activities—Net cash used in investing activities totaled $913 million for the nine months ended September 30, 2022, as compared to $470 million for the nine months ended September 30, 2021. The increase in usage is primarily attributable to increased capital expenditures of $236 million and $220 million paid for business acquisitions and other transactions during the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021.
Financing activities—Net cash provided by financing activities totaled $2,376 million for the nine months ended September 30, 2022 and net cash used in financing activities totaled $128 million for the nine months ended September 30, 2021. Cash flows provided by financing activities for the nine months ended September 30, 2022 primarily included net proceeds of $2,472 million received from the issuance of the 2022 Senior Notes, partially offset by $47 million of MCPS dividend payments. Cash flows used in financing activities for the nine months ended September 30, 2021 primarily included $47 million of MCPS dividend payments and $30 million in repayments under debt agreements.
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
Critical Accounting Estimates
There have been no significant changes in our critical accounting estimates during the three and nine months ended September 30, 2022.

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
As of September 30, 2022, the Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated, for disclosure purposes, the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective to provide reasonable assurance that the desired control objectives were achieved as of September 30, 2022.
Changes in Internal Control over Financial Reporting
There were no material changes in the Company’s internal controls over financial reporting during the three and nine months ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
There were no repurchases of equity securities during the three months ended September 30, 2022. In January 2019, the Board of Directors authorized a share repurchase program of up to $2.0 billion. This program will commence following the completion of the previously announced share repurchase program of $1.5 billion, which was approved by the Board of Directors in April 2016. As of September 30, 2022, approximately $2,013 million remained available for repurchases pursuant to these programs.

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

Dated: November 3, 2022