Form 10-K
period 2022-12-31
Aptiv PLC
filed 2023-02-08
CIK 1521332

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to             .
Commission file number: 001-35346
APTIV PLC
(Exact name of registrant as specified in its charter)

Jersey	98-1029562
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
5 Hanover Quay, Grand Canal Dock, Dublin, D02 VY79, Ireland
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
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐. No ☒.
The aggregate market value of the ordinary shares held by non-affiliates of the registrant as of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, was $24,055,205,443 (based on the closing sale price of the registrant’s ordinary shares on that date as reported on the New York Stock Exchange).
The number of the registrant’s ordinary shares outstanding, $0.01 par value per share as of February 3, 2023, was 270,949,579.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement related to the 2023 Annual General Meeting of Shareholders to be filed subsequently are incorporated by reference into Part III of this Form 10-K.

APTIV PLC

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
This Annual Report on Form 10-K, including the exhibits being filed as part of this report, as well as other statements made by Aptiv PLC (“Aptiv,” the “Company,” “we,” “us” and “our”), contain forward-looking statements that reflect, when made, the Company’s current views with respect to current events, certain investments and acquisitions and financial performance. Such forward-looking statements are subject to many risks, uncertainties and factors relating to the Company’s operations and business environment, which may cause the actual results of the Company to be materially different from any future results, express or implied, by such forward-looking statements. All statements that address future operating, financial or business performance or the Company’s strategies or expectations are forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “will,” “should,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “projects,” “potential,” “outlook” or “continue,” and other comparable terminology. Factors that could cause actual results to differ materially from these forward-looking statements include, but are not limited to, the following: global and regional economic conditions, including conditions affecting the credit market; global inflationary pressures; uncertainties posed by the COVID-19 pandemic and the difficulty in predicting its future course and its impact on the global economy and the Company’s future operations; uncertainties created by the conflict between Ukraine and Russia, and its impacts to the European and global economies and our operations in each country; fluctuations in interest rates and foreign currency exchange rates; the cyclical nature of global automotive sales and production; the potential disruptions in the supply of and changes in the competitive environment for raw material and other components integral to the Company’s products, including the ongoing semiconductor supply shortage; the Company’s ability to maintain contracts that are critical to its operations; potential changes to beneficial free trade laws and regulations, such as the United States-Mexico-Canada Agreement; the ability of the Company to integrate and realize the expected benefits of recent transactions; the ability of the Company to attract, motivate and/or retain key executives; the ability of the Company to avoid or continue to operate during a strike, or partial work stoppage or slow down by any of its unionized employees or those of its principal customers; and the ability of the Company to attract and retain customers. Additional factors are discussed under the captions “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s filings with the Securities and Exchange Commission. New risks and uncertainties arise from time to time, and it is impossible for us to predict these events or how they may affect the Company. It should be remembered that the price of the ordinary shares and any income from them can go down as well as up. Aptiv disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events and/or otherwise, except as may be required by law.

PART I
ITEM 1. BUSINESS
“Aptiv,” the “Company,” “we,” “us” and “our” refer to Aptiv PLC (formerly known as Delphi Automotive PLC), a public limited company formed under the laws of Jersey on May 19, 2011, which completed an initial public offering on November 22, 2011, and its consolidated subsidiaries. The Company’s ordinary shares are publicly traded on the New York Stock Exchange under the symbol “APTV.”
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
We are one of the largest vehicle technology suppliers and our customers include the 25 largest automotive original equipment manufacturers (“OEMs”) in the world. We operate 131 major manufacturing facilities and 11 major technical centers utilizing a regional service model that enables us to efficiently and effectively serve our global customers from best cost countries. We have a presence in 48 countries and have approximately 22,000 scientists, engineers and technicians focused on developing market relevant product solutions for our customers.
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
•Advanced Safety and User Experience—This segment provides critical technologies and services to enhance vehicle safety, security, comfort and convenience, including sensing and perception systems, electronic control units, multi-domain controllers, vehicle connectivity systems, cloud-native software platforms, application software, autonomous driving technologies and end-to-end DevOps tools. Our products increase vehicle connectivity, reduce driver distraction and enhance vehicle safety.
Refer to Results of Operations by Segment in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 22. Segment Reporting to the audited consolidated financial statements for financial information about our business segments.
Our business is diversified across end-markets, regions, customers, vehicle platforms and products. Our customer base includes the 25 largest automotive OEMs in the world, and in 2022, 30% of our net sales came from the Asia Pacific region, which we have identified as a key market likely to experience substantial long-term growth. Our ten largest platforms in 2022 were with seven different OEMs. In addition, in 2022 our products were found in 18 of the 20 top-selling vehicle models in the United States (“U.S.”), in 18 of the 20 top-selling vehicle models in Europe and in 12 of the 20 top-selling vehicle models in China.
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
Our Industry
The automotive technology and components industry provides critical technologies, components, systems, subsystems and modules to OEMs for the manufacture of new vehicles, as well as to the aftermarket for use as replacement parts for current production and older vehicles. In addition, the industry is increasingly progressing towards software-defined vehicles becoming critical elements of the overall automotive ecosystem. Overall, we expect long-term growth of global vehicle sales and production in the OEM market. In 2022, the industry experienced increased global customer sales and production schedules, despite the ongoing adverse impacts of global supply chain disruptions and increased global inflationary pressures. Global automotive vehicle production increased 5% (5% on an Aptiv weighted market basis, which represents global vehicle production weighted to the geographic regions in which the Company generates its revenue) from 2021 to 2022, reflecting increased vehicle production of 10% in North America, 3% in China and 8% in South America, our smallest region, and a decrease of 1% in Europe. Demand for automotive components in the OEM market is generally a function of the number of new vehicles produced in response to consumer demand, which is primarily driven by macro-economic factors such as credit availability, interest rates, fuel prices, consumer confidence, employment and other trends. Although OEM demand is tied to actual vehicle production, participants in the automotive technology and components industry also have the opportunity to grow through increasing product content per vehicle by further penetrating business with existing customers and in existing markets, gaining new customers and increasing their presence in global markets. We believe that evolving entrants into the global transportation industry such as mobility providers, electric vehicle developers and smart cities will provide additional markets for our advanced technologies. We believe that as a company with a global presence and advanced technology, engineering, manufacturing and customer support capabilities, we are well-positioned to benefit from these opportunities.
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
Safe. The first mega-trend, “Safe,” represents technologies aimed not just at protecting vehicle occupants when a crash occurs, but those that actually proactively reduce the risk of a crash occurring. OEMs continue to focus on improving occupant and pedestrian safety in order to meet increasingly stringent regulatory requirements in various markets. As a result, suppliers are focused on developing technologies aimed at protecting vehicle occupants when a crash occurs, as well as advanced driver assistance systems that reduce driver distractions and automated safety features that proactively mitigate the risk of a crash occurring. Examples of new and alternative technologies that incorporate sophisticated detection and advanced software for collision avoidance include lane departure warning and centering systems, adaptive cruise control and traffic jam assist, and driver and cabin monitoring systems.
Green. The second mega-trend, “Green,” represents technologies designed to help reduce emissions, increase fuel economy and minimize the environmental impact of vehicles. Green is a key mega-trend today because of the convergence of several issues: climate change, volatility in oil prices, an increasing number of vehicles in use worldwide and recent and pending regulation in every region regarding fuel economy and greenhouse gas (“GHG”) emissions. OEMs continue to focus on improving fuel efficiency and reducing emissions in order to meet increasingly stringent regulatory requirements in various markets. On a worldwide basis, the relevant authorities in the largest markets in which we operate have already instituted regulations requiring reductions in emissions and/or increased fuel economy. In many cases, other authorities have initiated legislation or regulation that would further tighten the standards through 2023 and beyond. Based on the current regulatory environment, we believe that OEMs, including those in the U.S. and China, will be subject to requirements for even greater reductions in carbon dioxide (“CO2”) emissions over the next ten years. For example, in the U.S., the California Air Resources Board approved new rules, which require that all new passenger cars and light trucks sold in California be electric vehicles or other emissions-free models by 2035. Furthermore, the Environmental Protection Agency in December 2021 finalized more stringent GHG emissions standards for passenger car and light trucks for model years 2023-2026. These and other standards will require meaningful innovation as OEMs and suppliers are challenged to find ways to improve engine management, electrical power consumption, vehicle weight and integration of electric vehicles and alternative technologies. As a result, suppliers are developing innovations that result in significant improvements in fuel economy, emissions and performance from internal combustion engines and electric vehicles. At the same time, suppliers are also developing and marketing new and alternative technologies that support electric vehicles, hybrid vehicles and fuel cell products to improve fuel economy and emissions. We are developing key enabling technologies in the areas of vehicle charging and vehicle power distribution and control that are essential to the introduction of our customers’ electrified vehicle platforms. We are also enabling the trend towards vehicle electrification with high voltage electrification solutions that reduce CO2 emissions and increase fuel economy, helping to make the world greener.
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
As part of our strategy to harness the full potential of connected intelligent systems across industries, strengthen our capabilities in software-defined mobility and to enable advanced smart vehicle architecture changes, we acquired Wind River Systems, Inc. (“Wind River”) in December 2022. Wind River is a global leader in delivering software for the intelligent edge. Previously, in 2021, we executed a strategic collaboration agreement with Wind River to develop a software toolchain for various automotive applications.
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
In March 2020, to further our leadership position in the automated driving space, we completed a transaction with Hyundai Motor Group (“Hyundai”) to form Motional AD LLC (“Motional”), a joint venture focused on the design, development and commercialization of autonomous driving technologies. Motional brings together one of the industry’s most innovative vehicle technology providers with one of the world’s largest OEMs. We expect this partnership to accelerate the path towards the development of production-ready autonomous driving systems for commercialization in the new mobility space.
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
Motional began testing fully driverless systems in 2020 and began testing a production-ready autonomous driving platform available for robotaxi providers, meal delivery providers, fleet operators and automotive manufacturers at prototype scale in 2022, with higher volume production deployments anticipated in late 2023. In addition, Motional is involved in collaborative arrangements with mobility providers and with smart cities such as Boston, Las Vegas, Los Angeles and Singapore as solutions are developed for the evolving nature of the mobility industry.
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
•Distribution systems, including hybrid high voltage systems, are integrated into one optimized vehicle electrical system that can utilize smaller cable and gauge sizes and ultra-thin wall insulation (which product line makes up approximately 44% of our total revenue for the year ended December 31, 2022 and 42% for each of the years ended December 31, 2021 and 2020).
Advanced Safety and User Experience. This segment provides critical technologies and services to enhance vehicle safety, security, comfort and convenience, including sensing and perception systems, electronic control units, multi-domain controllers, vehicle connectivity systems, cloud-native software platforms, application software, autonomous driving technologies and end-to-end DevOps tools.
•Advanced safety primarily consists of solutions that enable active and passive safety features and vehicle automation, as well as vision, radar and other sensing technologies.

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
• Magna International
• Panasonic Corporation
• Valeo
• Veoneer, Inc.
• Visteon Corporation
• ZF Friedrichshafen AG

Customers
We sell our products and services to the major global OEMs in every region of the world. The following table provides the percentage of net sales to our largest customers for the year ended December 31, 2022:

Customer	Percentage of Net Sales
General Motors Company	9%
Stellantis N.V.	9%
Ford Motor Company	8%
Volkswagen Group	8%
Tesla, Inc.	5%
Geely Automobile Holdings Limited	5%
Mercedes-Benz Group AG	4%
SAIC General Motors Corporation Limited	3%
Bayerische Motoren Werke AG	2%
Toyota Motor Corporation	2%
Tata Motors Limited	2%
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
Materials
We procure our raw materials from a variety of suppliers around the world. Generally, we seek to obtain materials in the region in which our products are manufactured in order to minimize transportation and other costs. The most significant raw materials we use to manufacture our products include copper and resins. As of December 31, 2022, we have not experienced any significant shortages of raw materials, however, as a result of our customers’ recent production volatility and cancellations, our balance of productive, raw and component material inventories has increased substantially from customary levels. These changes to the production environment have been primarily driven by the worldwide semiconductor shortage. We continue to actively monitor and manage inventory levels across all inventory types in order to maximize both supply continuity and the efficient use of working capital. Normally we do not carry inventories of such raw materials in excess of those reasonably required to meet our production and shipping schedules.
Commodity cost volatility, most notably related to copper, petroleum-based resin products and fuel, is a challenge for us and our industry. Recently, the industry has been subjected to increased pricing pressures, specifically in relation to these commodities, which have experienced significant volatility in price. We have also been impacted globally by increased overall inflation as a result of a variety of global trends. We are continually seeking to manage these and other material-related cost pressures using a combination of strategies, including working with our suppliers to mitigate costs, seeking alternative product designs and material specifications, combining our purchase requirements with our customers and/or suppliers, changing suppliers, hedging of certain commodities and other means. In the case of copper, which primarily affects our Signal and Power Solutions segment, contract clauses have enabled us to pass on some of the price increases to our customers and thereby partially offset the impact of increased commodity costs on operating income for the related products. Other than in the case of copper, our overall success in passing commodity cost increases on to our customers has been limited. However, in 2022, we have negotiated, and will continue to negotiate, price increases with our customers in response to the global supply chain disruptions impacting the automotive industry. We will continue our efforts to pass market-driven commodity cost increases to our customers in an effort to mitigate all or some of the adverse earnings impacts, including by seeking to renegotiate terms as contracts with our customers expire.
Seasonality
In general, our business is moderately seasonal, as our primary North American customers historically reduce production during the month of July and halt operations for approximately one week in December. Our European customers generally reduce production during the months of July and August and for one week in December. Our Chinese customers generally halt operations for one week during the months of February and October. Shut-down periods in the rest of the world generally vary by country. In addition, automotive production is traditionally reduced in the months of July, August and September due to the launch of component production for new vehicle models.
Human Capital Resources
As of December 31, 2022, we employed approximately 160,000 people; 32,000 salaried employees and 128,000 hourly employees. In addition, we maintain a contingent workforce of approximately 42,000 to accommodate fluctuations in customer demand. We are a global company serving every major worldwide market. As of December 31, 2022 our workforce is distributed as follows:
•53% in North America, with our largest presence in Mexico;
•31% in the Europe, Middle East and Africa region, with our largest presence in Morocco and Serbia;
•12% in the Asia Pacific region, with our largest presence in China and India; and
•4% in South America, with our largest presence in Brazil.
Certain of our employees are represented worldwide by numerous unions and works councils, including the International Union of Electronic, Electrical, Salaried, Machine and Furniture Workers - Communications Workers of America, IG Metall and the Confederacion De Trabajadores Mexicanos. We maintain collaborative and constructive labor relationships with our employee representatives in order to foster positive employee relations.
Talent Development
Our people are central to our mission of developing safer, greener and more connected solutions. We continually strive to create and maintain an environment where innovation thrives and our employees are empowered to think and act like owners. To this end, we continually provide coaching and mentoring to our employees at all levels, as well as internal job opportunities including global rotations and stretch assignments to help our employees develop and grow their careers. This dedication to employee growth and development was demonstrated by more than half of our management role openings being filled through internal promotions in 2022. We manage succession planning as part of our operating cadence and top leadership succession plans are reviewed with the Board of Directors annually.
Aptiv is committed to talent development and growing the next generation of leaders. Our established leadership programs provide our leaders with the tools to be effective today while preparing them for future challenges. In 2022, our people completed over 43,000 hours of leadership and management training. Our Global Leadership Development Program develops business acumen and personal competencies, as well as the opportunity to learn and interact with peers from around the world. We also leverage Aptiv Academy, our online learning management system, across the business, using in-person, online and virtual reality learning opportunities. During 2022, our employees used this system to complete approximately 421,000 individual training hours. We continue to focus on developing great people in order to maximize organizational effectiveness.

Culture
Aptiv’s culture is a key advantage to how we do business. Our culture is based on a set of distinct values and behaviors that guide what we do and how we do it. Culture is a central pillar in our business and helps to drive consistent leadership behavior across our businesses. In 2022, we hosted 16 culture training workshops with 620 participants to help newly appointed managers understand Aptiv’s values and behaviors to become better leaders. Our management team actively receives feedback at all levels in our organization and utilizes this feedback to continually improve how we engage our people and improve our operations. We recognize that sustaining a leadership culture requires continual focus and attention. Accordingly, senior executives and leaders throughout the Company commit time, resources and attention to ensure our culture continues to differentiate Aptiv as a great place to work.
Diversity and Inclusion
At Aptiv, we value each individual’s perspective and foster an environment of respect and inclusion. Leveraging our employees’ diverse backgrounds and experiences allows us to make better decisions and supports stronger performance. Our Board of Directors reviews Aptiv’s talent evolution, inclusion and diversity efforts annually, and our Compensation & Human Resources Committee reviews employee retention, attrition and pay equity on a continual basis.
Aptiv participates in, and sponsors, numerous outreach programs around the world, which seek to promote and recruit women and diverse candidates into science, technology, engineering and mathematical (STEM) fields. As of December 31, 2022, the percentage of our global workforce represented by women was approximately 50% and the percentage of management represented by women was 24%. As of December 31, 2022, the percentage of our U.S. based workforce represented by minorities was approximately 43% and the percentage of U.S. based management represented by minorities was approximately 34%. Aptiv is committed to continuing to increase its level of diversity, specifically in middle management, senior leadership and technology roles, over the coming years.
Health and Safety
We prioritize the health and safety of all our employees by focusing on prevention, training, auditing and risk mitigation in our manufacturing plants, technical centers and offices. We routinely assess occupational health and safety risks, define controls and perform internal audits for all manufacturing sites, assessing, among other things, legal compliance, controls and key workplace safety metrics. We are a leader in workplace safety as reflected in our lost time injury frequency rate of 0.143 cases per million hours worked and our lost workday case rate per 100 employees of 0.029 for the year ended December 31, 2022. Our standard safety management system is aligned with ISO 45001 and we are committed to ensuring all of our manufacturing sites are ISO 45001 certified by 2025.
Commitment to Environmental Sustainability
Sustainability has always been core to Aptiv’s business, values and culture. We believe this strong, foundational focus on sustainability makes Aptiv a partner of choice for our customers, a desirable place to work for our employees and a valued contributor to the communities in which we operate. While a key part of our business is to design solutions that help transition the world’s vehicles to cleaner sources of power, we are also committed to reducing our environmental footprint throughout our operations around the globe. We aim to reduce our environmental impact by decreasing our carbon footprint, reducing waste generated and consuming less water in our operations. Expenditures required to meet our environmental sustainability goals, which are described below, are included in our normal budgeting process.
Decreasing our Carbon Footprint
We have committed to becoming carbon-neutral in our global operations by 2030 and to achieve net carbon neutrality by 2040 as we transition away from carbon-intensive energy and processes in our global operations. To achieve these commitments, we are targeting:
•Reducing Scope 1 and 2 absolute CO2e emissions by 25% between the baseline year (2019) and 2025;
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
Additional Sustainability Information
Additional information regarding our environmental sustainability and human capital initiatives, as well as information on our progress towards our commitments, is available in our annual Sustainability Report located on our website at www.aptiv.com/about/sustainability. Nothing on our website, including the aforementioned Sustainability Report, shall be deemed incorporated by reference into this Annual Report.

SUPPLEMENTARY ITEM. EXECUTIVE OFFICERS OF THE REGISTRANT
The name, age (as of February 1, 2023), current positions and description of business experience of each of our executive officers are listed below. Our executive officers are elected annually by the Board of Directors and hold office until their successors are elected and qualified or until the officer’s resignation or removal. Positions noted below reflect current service to Aptiv PLC and prior service to Delphi Automotive PLC and Delphi Automotive LLP.
Kevin P. Clark, 60, is chairman of Aptiv’s board of directors and chief executive officer (CEO) of the company. Mr. Clark was named president and CEO and became a member of the board in March 2015. Previously, Mr. Clark was chief operating officer (COO) from October 2014 to March 2015. Prior to the COO position, Mr. Clark was chief financial officer and executive vice president from February 2013. He was appointed vice president and chief financial officer in July 2010. Previously, Mr. Clark was a founding partner of Liberty Lane Partners, LLC, a private-equity investment firm focused on building and improving middle-market companies. Prior to Liberty Lane Partners, Mr. Clark served as the chief financial officer of Fisher-Scientific International Inc., a manufacturer, distributor and service provider to the global healthcare market. Mr. Clark served as Fisher-Scientific’s chief financial officer from the company’s initial public offering in 2001 through the completion of its merger with Thermo Electron Corporation in 2006. Prior to becoming chief financial officer, Mr. Clark served as Fisher-Scientific’s corporate controller and treasurer.
Joseph R. Massaro, 53, is Aptiv’s chief financial officer and senior vice president, business operations. Mr. Massaro joined the Company in October 2013 as vice president, Internal Audit, and in September 2014 was appointed to the position of vice president, corporate controller. In March 2016, he was named senior vice president and chief financial officer and in September 2020, also assumed the role of senior vice president, business operations. Previously, Mr. Massaro was a managing director at Liberty Lane Partners from 2008 to 2010. He also served as chief financial officer of inVentiv Health Inc. from 2010 to 2013, a Liberty Lane portfolio company. Prior to Liberty Lane, he served in a variety of finance and operational roles at Thermo Fisher Scientific from 2002 to 2007, including senior vice president of Global Business Services where his responsibilities included the global sourcing and information technology functions. Prior to the merger with Thermo Electron, he also served as vice president and corporate controller of Fisher Scientific and held several other senior finance positions.
Allan J. Brazier, 56, is vice president and chief accounting officer of Aptiv, a position he has held since February 2011. Mr. Brazier joined the Company in June 2005 as senior manager of technical accounting and reporting, and prior to his current role served as assistant controller of technical accounting and reporting. Prior to joining Aptiv, Mr. Brazier was employed for seventeen years in financial roles of increasing responsibility at various companies. Mr. Brazier is a Certified Public Accountant and began his career with the international public accounting firm of KPMG.
Matthew M. Cole, 53, is senior vice president of Aptiv and president of Advanced Safety and User Experience, effective January 2023. He joined Aptiv from Tech Transformations, where he was president and business leader from September 2021 until January 2023. He previously served as senior vice president, Global Product Development at Visteon Corporation from 2014 to July 2021. Prior to Visteon, Mr. Cole served as vice president, Product Development, Global Electronics at Johnson Controls from 2010 to 2014. Prior to joining Johnson Controls, Mr. Cole served in a variety of positions of increasing responsibility at Visteon from 1999 to 2010. He began his career at Ford Motor Company in 1992.
Glen W. De Vos, 62, is senior vice president, transformation and special programs of Aptiv, a position he has held since December 2022. Previously, he was senior vice president and chief technology officer of Aptiv, effective March 2017, and president, Advanced Safety and User Experience, effective April 2021. From November 2017 to October 2019, he was also president of Aptiv’s Mobility and Services Group. Mr. De Vos was previously vice president of Software and Services for Aptiv’s Advanced Safety and User Experience segment, located at the Company’s Silicon Valley Lab in Mountain View, California from 2016 to 2017. He began his Aptiv career with Advanced Safety and User Experience in 1992, and following several progressive engineering and managerial roles in infotainment and user experience, was named vice president, Global Engineering for Advanced Safety and User Experience in 2012.
Obed D. Louissaint, 43, is senior vice president and chief people officer of Aptiv, effective January 2023. He joined Aptiv from IBM, where he was most recently senior vice president, Transformation and Culture from August 2020 through December 2022. He previously served as vice president, Talent, Watson Health & Employee Experience from 2019 to 2020 and vice president, Human Resources, IBM Watson, Watson Health, Research, Technical Talent & Corporate from 2015 to 2020. He began his IBM career in 2001 and held several human resources positions of increasing responsibility. Before joining IBM, Mr. Louissaint was president at Student Agencies, Inc.
Benjamin Lyon, 43, is senior vice president and chief technology officer of Aptiv, effective December 2022. He joined Aptiv from Astra Space, Inc., a provider of space products and launch services to the global space industry, where he was chief engineer and executive vice president, Operations and Engineering from February 2021 through December 2022. Prior to joining Astra, Mr. Lyon served as senior director – Special Projects Group at Apple Inc. from April 2014 to February 2021. Mr. Lyon joined Apple in 1999, and while there, held several positions of increasing responsibility.

William T. Presley, 53, is senior vice president and chief operating officer of Aptiv, a position he has held since December 2022, and president, Signal and Power Solutions, a position he has held since September 2020. Mr. Presley joined Aptiv in January 2019 as president of the Electrical Distribution Systems business unit. Prior to joining Aptiv, he was at Lear Corporation. Mr. Presley most recently served as Lear’s vice president of the Wire Harness and Component business unit from 2018 to 2019, vice president of the Component business unit in 2017 and vice president, Global Electrical Engineering from 2013 to 2017. He began his Lear career in 2008 and held several leadership positions of increasing responsibility. Before joining Lear, Mr. Presley held several positions at Chrysler Corporation. Mr. Presley also served in both the U.S. Army and the Michigan Army National Guard for a combined total of 13 years as a Field Artillery Officer.
Katherine H. Ramundo, 55, is senior vice president, chief legal officer, chief compliance officer and secretary of Aptiv, effective March 2021. Prior to joining Aptiv, Ms. Ramundo was executive vice president, chief legal officer and secretary of Howmet Aerospace Inc. (formerly Arconic Inc.), a leading global provider of advanced engineered solutions for the aerospace and transportation industries, a role she held from November 2016 to February 2021. Prior to joining Howmet Aerospace, Ms. Ramundo was executive vice president, general counsel and secretary of ANN, Inc., the owner of the Ann Taylor and LOFT brands. Previously, Ms. Ramundo served as vice president, deputy general counsel and assistant secretary of Colgate-Palmolive. Among her other positions during her 15-year tenure at Colgate, she served as general counsel of the Europe/South Pacific division, and later managed global specialty legal activities. She began her career as a litigator, practicing at major New York-based law firms, including Cravath, Swaine & Moore, and Sidley Austin.
Sophia M. Velastegui, 47, is senior vice president and chief product officer of Aptiv, effective February 2022. She joined Aptiv from Microsoft Corporation, where she served as the chief technology officer of Artificial Intelligence and product head of Power Apps Edge within their Business Application Group from February 2020 to January 2022, and previously served as general manager in the AI and Research group since December 2017. Prior to joining Microsoft, Ms. Velastegui served as chief product officer at Doppler Labs, an audio technology company, from April 2017 to September 2017. Prior to joining Doppler Labs, Ms. Velastegui worked at Nest Labs, Inc., a home automation specialist company that is part of Alphabet, Inc., from July 2014 to April 2017, initially as lead for Silicon/Architecture Roadmap, then as head of Silicon/Architecture Roadmap. She has also held a variety of technology and product development roles at Apple, ETM and Applied Materials.

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
Additionally, if we are the cause for a customer being forced to halt production, the customer may seek to recoup all of its losses and expenses from us. These losses and expenses could be significant, and may include consequential losses such as lost profits. Any supply-chain disruption, however small, could potentially cause the complete shutdown of an assembly line of one of our customers, and any such shutdown that is due to causes that are within our control could expose us to material claims of compensation. Where a customer halts production because of another supplier failing to deliver on time, there can be no assurance we will be fully compensated, if at all.
Due to various factors that are beyond our control, there are currently global supply chain disruptions, including a worldwide semiconductor supply shortage. The semiconductor supply shortage, due in part to increased demand across multiple industries, is impacting production in automotive and other industries. We anticipate these supply chain disruptions will persist in 2023. We, along with most automotive component manufacturers that use semiconductors, have been unable to fully meet the vehicle production demands of OEMs because of events which are outside our control, including but not limited to, the COVID-19 pandemic, the global semiconductor shortage, fires in our suppliers’ facilities, unprecedented weather events in the southwestern United States, and other extraordinary events. Although we are working closely with suppliers and customers to minimize any potential adverse impacts of these events, some of our customers have indicated that they expect us to bear at least some responsibility for their lost production and other costs. While no assurances can be made as to the ultimate outcome of these customer expectations or any other future claims, we do not currently believe a loss is probable. We will continue to actively monitor all direct and indirect potential impacts of these supply chain disruptions, and will seek to aggressively mitigate and minimize their impact on our business.
In addition, we are carrying critical inventory items and key components, and we continue to procure productive, raw material and non-critical inventory components in order to satisfy our customers’ vehicle production schedules. However, as a result of our customers’ recent production volatility and cancellations, our balance of productive, raw and component material inventories has increased substantially from customary levels as of December 31, 2022 and 2021. We will continue to actively monitor and manage inventory levels across all inventory types in order to maximize both supply continuity and the efficient use of working capital.

The extent to which the COVID-19 pandemic, including its variants, and measures taken in response thereto impact our business, financial condition, results of operations and cash flows will depend on future developments, which are highly uncertain and difficult to predict.
The global spread of COVID-19, which originated in late 2019 and was later declared a pandemic by the World Health Organization in March 2020, negatively impacted the global economy, disrupted supply chains and created significant volatility in global financial markets in 2020 with various adverse impacts continuing to date.
The direct adverse impacts of the COVID-19 pandemic on Aptiv, which primarily affected us in the first half of 2020, included extended work stoppages and travel restrictions at our facilities and those of our customers and suppliers, decreases in consumer demand and vehicle production schedules, disruptions to our supply chain and other adverse global economic impacts, particularly those resulting from temporary governmental “lockdown” orders for all non-essential activities, initially in the first quarter of 2020 in China and subsequently in Europe, North America and South America. During the second half of 2020, many of these impacts abated, resulting in increased sales and profitability from the levels observed earlier in 2020. In 2021, our manufacturing facilities were not impacted by prolonged shutdowns directly resulting from the COVID-19 pandemic.
Beginning late in the first quarter of 2022 and continuing into the second quarter, various regions in China, including regions where Aptiv has operations, were subjected to lockdowns imposed by governmental authorities to mitigate the spread of COVID-19. In response, our manufacturing facilities located in these areas implemented measures designed to minimize the impacts of any shutdowns. Despite these measures, industry-wide production interruptions adversely impacted our sales and profitability beginning at the end of the first quarter and continuing throughout much of the second quarter. Most of the lockdowns were eased in China late in the second quarter, however many lockdowns were re-imposed and production was once again adversely impacted for portions of the fourth quarter of 2022. Estimated total indirect and direct adverse impacts to revenue as a result of these lockdowns during 2022 was approximately $270 million. The overall duration and impact, as well as possible reoccurrence, of these lockdowns in China or other regions, or other measures aimed at containing and mitigating the effects of the pandemic, including renewed travel bans and restrictions, quarantines, social distancing orders, “lockdown” orders and shutdowns of non-essential activities, remain uncertain and may adversely impact our results of operations and cash flows in future periods. Other than these production interruptions in China, our manufacturing facilities were not impacted by prolonged shutdowns directly resulting from the COVID-19 pandemic in 2022.
Due to the continuing uncertainties of the COVID-19 pandemic, including potential future governmental actions and economic impacts, it is possible that these adverse impacts could reoccur, resulting in further adverse impacts on our future operating earnings and cash flows. In addition, to the extent the factors indicated above adversely affect our business, financial condition, results of operations and cash flows, they may also have the effect of heightening many of the other risk factors in this section.
The cyclical nature of automotive sales and production can adversely affect our business.
Our business is directly related to automotive sales and automotive vehicle production by our customers. Automotive sales and production are highly cyclical and, in addition to general economic conditions, also depend on other factors, such as consumer confidence and consumer preferences. Lower global automotive sales would be expected to result in substantially all of our automotive OEM customers lowering vehicle production schedules, which has a direct impact on our earnings and cash flows. In addition, automotive sales and production can be affected by labor relations issues, regulatory requirements, trade agreements, the availability of consumer financing, inflationary pressures, interest rate volatility, supply chain disruptions and other factors, including global health crises, such as the COVID-19 pandemic. Economic declines that result in a significant reduction in automotive sales and production by our customers have in the past had, and may in the future have, an adverse effect on our business, results of operations and financial condition.
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
Our sensitivity to economic cycles and any related fluctuation in the businesses of our customers or potential customers may have a material adverse effect on our financial condition, results of operations or cash flows. Global automotive vehicle production increased 5% (5% on an Aptiv weighted market basis, which represents global vehicle production weighted to the geographic regions in which the Company generates its revenue) from 2021 to 2022, reflecting increased vehicle production of 10% in North America, 3% in China and 8% in South America, our smallest region, and a decrease of 1% in Europe. Uncertainty relating to global or regional economic conditions may have an adverse impact on our business. A prolonged downturn in the global or regional automotive industry, or a significant change in product mix due to consumer demand, could require us to shut down plants or result in impairment charges, restructuring actions or changes in our valuation allowances against deferred tax assets, which could be material to our financial condition and results of operations. If global economic conditions deteriorate or economic uncertainty increases, our customers and potential customers may experience deterioration of their businesses, which may result in the delay or cancellation of plans to purchase our products. If vehicle production were to remain at low levels for an extended period of time or if cash losses for customer defaults rise, our cash flow could be adversely impacted, which could result in our needing to seek additional financing to continue our operations. There can be no assurance that we would be able to secure such financing on terms acceptable to us, or at all.
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
Changes in legislative, regulatory or industry requirements or in competitive technologies may render certain of our products obsolete or less attractive. Our ability to anticipate changes in technology and regulatory standards and to successfully develop and introduce new and enhanced products on a timely basis are significant factors in our ability to remain competitive and to maintain or increase our revenues. For example, the evolving sector of automated driver assistance and autonomous driving technologies has led to guidance issued by the U.S. Department of Transportation (“DOT”) regarding best practices for the testing and deployment of automated driving systems, and outlining federal and state roles in the regulation of these systems, including providing state legislatures with best practices on how to safely foster the development and introduction of automated driving technologies onto public roads. There remains potential for the continued introduction of new and expanded regulations in this space, including potential requirements for autonomous vehicle systems to receive approval from the DOT or other regulatory agencies prior to commercial introduction. It is also possible that regulations in this space may diverge among jurisdictions, leading to increased compliance costs.
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
Our five largest customers accounted for approximately 39% of our total net sales for the year ended December 31, 2022. Accordingly, our revenues may be adversely affected by decreases in any of their businesses or market share. For instance, the COVID-19 pandemic and the worldwide semiconductor shortage have adversely impacted the automotive industry in recent years resulting in reduced vehicle production schedules and sales from historical levels, which adversely impacted our financial condition, operating results and cash flows for portions of the years ended December 31, 2022, 2021 and 2020. Furthermore, because our customers typically have no obligation to purchase a specific quantity of parts, a decline in the production levels of any of our major customers, particularly with respect to models for which we are a significant supplier, could reduce our sales and thereby adversely affect our financial condition, operating results and cash flows.
Our business in China is subject to aggressive competition and is sensitive to economic and market conditions.
Maintaining a strong position in the Chinese market is a key component of our global growth strategy. The automotive technology and components market in China is highly competitive, with competition from many of the largest global manufacturers and numerous smaller domestic manufacturers. As the size of the Chinese market continues to increase over the long-term, we anticipate that additional competitors, both international and domestic, will seek to enter the Chinese market and that existing market participants will act aggressively to increase their market share. Increased competition may result in price reductions, reduced margins and our inability to gain or hold market share. Additionally, there have been periods of increased market volatility and moderations in the level of economic growth in China, which resulted in periods of lower automotive production growth rates in China than those previously experienced. Our business in China is sensitive to economic and market conditions that drive automotive sales volumes in China and may be impacted if there are reductions in vehicle demand in China. For example, in 2022, various regions in China, including regions where Aptiv has operations, were subjected to lockdowns imposed by governmental authorities to mitigate the spread of COVID-19, which resulted in industry-wide production interruptions during portions of the year. Estimated total indirect and direct adverse impacts to revenue as a result of these lockdowns during 2022 was approximately $270 million. If we are unable to maintain our position in the Chinese market or if vehicle sales in China continue to experience minimal growth or decrease, our business and financial results could be materially adversely affected.
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
Significant changes in the markets where we purchase materials, components and supplies for the production of our products may adversely affect our profitability, particularly in the event of significant increases in demand where there is not a corresponding increase in supply, inflation or other pricing increases. In recent periods there have been significant fluctuations in the global prices of copper, petroleum-based resin products, semiconductors and fuel charges, which have had and may continue to have an unfavorable impact on our business, results of operations or financial condition. We will continue efforts to pass some supply and material cost increases onto our customers, although competitive and market pressures have limited our ability to do that, particularly with U.S. OEMs, and may prevent us from doing so in the future, because our customers are generally not obligated to accept price increases that we may desire to pass along to them. Even where we are able to pass price increases through to the customer, in some cases there is a lapse of time before we are able to do so. The inability to pass on price increases to our customers when raw material prices increase rapidly or to significantly higher than historic levels could adversely affect our operating margins and cash flow, possibly resulting in lower operating income and profitability. We expect to be continually challenged as demand for our principal raw materials and other supplies, including electronic components, is significantly impacted by demand in key growth markets, particularly in China. We cannot provide assurance that fluctuations in commodity prices will not otherwise have a material adverse effect on our financial condition or results of operations, or cause significant fluctuations in quarterly and annual results of operations.
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
Certain of our non-U.S. subsidiaries sponsor defined benefit pension plans, which generally provide benefits based on negotiated amounts for each year of service. Our primary funded non-U.S. plans are located in Mexico and the United Kingdom and were underfunded by $73 million as of December 31, 2022. The funding requirements of these benefit plans, and the related expense reflected in our financial statements, are affected by several factors that are subject to an inherent degree of uncertainty and volatility, including governmental regulation. In addition to the defined benefit pension plans, we have retirement obligations driven by requirements in many of the countries in which we operate. These legally required plans require payments at the time benefits are due. Obligations, net of plan assets, related to these non-U.S. defined benefit pension plans and statutorily required retirement obligations totaled $344 million at December 31, 2022, of which $18 million is included in accrued liabilities, $351 million is included in long-term liabilities and $25 million is included in long-term assets in our consolidated balance sheets. Key assumptions used to value these benefit obligations and the cost of providing such benefits, funding requirements and expense recognition include the discount rate and the expected long-term rate of return on pension assets. If the actual trends in these factors are less favorable than our assumptions, this could have an adverse effect on our results of operations and financial condition.
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
Our business is labor-intensive and we have a number of unions, works councils and other represented employees. A strike or other form of significant work disruption by our employees would likely have an adverse effect on our ability to operate our business. A labor dispute involving us or one or more of our customers or suppliers or that could otherwise affect our operations could reduce our sales and harm our profitability. A labor dispute involving another supplier to our customers that results in a slowdown or a closure of our customers’ assembly plants where our products are included in the assembled parts or vehicles could also adversely affect our business and harm our profitability. In addition, our inability or the inability of any of our customers, our suppliers or our customers’ suppliers to negotiate an extension of a collective bargaining agreement upon its expiration could reduce our sales and harm our profitability. Significant increases in labor costs as a result of the renegotiation of collective bargaining agreements could also adversely affect our business and harm our profitability.
We are exposed to foreign currency fluctuations as a result of our substantial global operations, which may affect our financial results.
We have currency exposures related to buying, selling and financing in currencies other than the local currencies of the countries in which we operate. Approximately 64% of our net revenue for the year ended December 31, 2022 came from sales outside the U.S., which were primarily invoiced in currencies other than the U.S. dollar, and we expect net revenue from non-U.S. markets to continue to represent a significant portion of our net revenue. Accordingly, significant changes in currency exchange rates, particularly the Euro and Chinese Yuan (Renminbi), could cause fluctuations in the reported results of our businesses’ operations that could negatively affect our results of operations. Price increases caused by currency exchange rate fluctuations may make our products less competitive or have an adverse effect on our margins. Currency exchange rate fluctuations may also disrupt the business of our suppliers by making their purchases of raw materials more expensive and more difficult to finance.
Historically, we have reduced our currency exposure by aligning our costs in the same currency as our revenues or, if that is impracticable, through financial instruments that provide offsets or limits to our exposures, which are opposite to the underlying transactions. However, any measures that we may implement to reduce the effect of volatile currencies and other risks of our global operations may not be effective.
We face risks associated with doing business in various national and local jurisdictions.
The majority of our manufacturing and distribution facilities are in Mexico, China and other countries in Asia Pacific, Eastern and Western Europe, South America and Northern Africa. We also purchase raw materials and other supplies from many different countries around the world. For the year ended December 31, 2022, approximately 64% of our net revenue came from sales outside the U.S. International operations are subject to certain risks inherent in doing business globally, including:
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
Additionally, our global operations may also be adversely affected by political events, terrorist events and hostilities, complications due to natural, nuclear or other disasters or the spread of an infectious disease, virus or other widespread illness. For instance, the conflict between Ukraine and Russia caused the U.S., European Union and other nations to implement broad economic sanctions against Russia. These countries may impose further sanctions and take other actions as the situation continues. While the sanctions announced to date have not had a material adverse impact on us, any further sanctions imposed or actions taken by these countries, and any retaliatory measures by Russia in response, including restrictions on energy supplies from Russia to countries in the region and asset expropriations, could increase our costs, reduce our sales and earnings or otherwise have an adverse effect on our operations.
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
We do not have a material physical presence in either Ukraine or Russia, with less than 1% of our workforce located in the countries as of December 31, 2022 and less than 1% of our net sales for the year ended December 31, 2022 generated from manufacturing facilities in those countries. However, the impacts of the conflict have adversely impacted, and may continue to adversely impact, global economies, and in particular, the European economy, a region which accounted for approximately 31% of our net sales for the year ended December 31, 2022.
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
In addition, the global spread of COVID-19, which originated in late 2019 and was later declared a pandemic by the World Health Organization in March 2020, caused certain governmental authorities worldwide to initiate “lockdown” orders for all non-essential activities, which at times, included extended shutdowns of businesses in the impacted regions. This includes the lockdowns in China that occurred in 2022, as discussed further above. This or any further political or governmental developments or health concerns in China or Mexico and other countries in which we operate could result in social, economic and labor instability. These uncertainties could have a material adverse effect on the continuity of our business and our results of operations and financial condition.
Existing free trade laws and regulations, such as the United States-Mexico-Canada Agreement, provide certain beneficial duties and tariffs for qualifying imports and exports, subject to compliance with the applicable classification and other requirements. Changes in laws or policies governing the terms of trade, and in particular increased trade restrictions, tariffs or taxes on imports from countries where we manufacture products, such as China and Mexico, could have a material adverse effect on our business and financial results. For example, in October 2022, the U.S. government imposed additional export control restrictions targeting the export, re-export or transfer of, among other products, certain advanced computing semiconductors, semiconductor manufacturing items and related technology to China, which could further disrupt supply chains and adversely impact our business. Furthermore, management continues to monitor the volatile geopolitical environment to identify, quantify and assess threatened duties, taxes or other business restrictions which could adversely affect our business and financial results.
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
If we fail to manage our growth effectively or to integrate successfully any new or future business ventures, acquisitions or strategic alliance into our business, our business could be materially adversely harmed. In addition, the failure to realize the expected benefits of any past or future acquisition could adversely affect our business.
We have completed a number of acquisitions in recent years, including the acquisitions of Wind River and Intercable Automotive Solutions S.r.l. in 2022. We expect to continue to pursue business ventures, acquisitions, and strategic alliances that leverage our technology capabilities and enhance our customer base, geographic penetration and scale to complement our current businesses and we regularly evaluate potential opportunities, some of which could be material. While we believe that such transactions are an integral part of our long-term strategy, there are risks and uncertainties related to these activities. Assessing a potential growth opportunity involves extensive due diligence. However, the amount of information we can obtain about a potential growth opportunity may be limited, and we can give no assurance that new business ventures, acquisitions, and strategic alliances will positively affect our financial performance or will perform as planned. For instance, our acquisition of Wind River, is subject to numerous risks and uncertainties, which may result in the failure to realize the expected benefits of the transaction. We expect Wind River to become a foundational element of executing our business strategy as Wind River’s industry-leading software services are complementary to our existing portfolio of software solutions, advanced compute and smart architectures and we intend to establish Wind River as the cornerstone of our software strategy. If we are not successful in establishing Wind River in this regard, the anticipated benefits of the acquisition may not be realized fully or at all or may take longer to realize than expected.
Furthermore, we may not be successful in fully or partially integrating companies that we acquire, including their personnel, financial systems, distribution, operations and general operating procedures. We may also encounter challenges in achieving appropriate internal control over financial reporting in connection with the integration of an acquired company. If we fail to assimilate or integrate acquired companies successfully, our business, reputation and operating results could be materially impacted. Likewise, our failure to integrate and manage acquired companies profitably may lead to future impairment of any associated goodwill and intangible asset balances. Furthermore, if the benefits of an acquisition do not meet the expectations of investors or securities analysts, the market price of our ordinary shares prior to the closing of the acquisition may decline.
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
Our ability to keep our business operating effectively depends on the functional and efficient operation of information technology capabilities, both internally and externally. Our capabilities, as well as those of our customers, suppliers, partners and service providers, are crucial to operations and contain confidential personal information, business-related information or intellectual property. These capabilities are also susceptible to interruptions (including those caused by systems failures, cyber-attacks and other natural or man-made incidents or disasters), which may be prolonged or go undetected. Cyber-attacks are continually increasing in their frequency, sophistication and intensity. Although we have and continue to employ capabilities, processes and other security and privacy measures designed to prevent, detect and mitigate the risk of such events, including but not limited to geographically diverse and resilient infrastructure, third-party risk management and the implementation of proactive security and privacy measures, a significant or large-scale interruption of our information technology capabilities could result in a confidentiality, integrity or availability data breach, and adversely affect our ability to manage and keep operations running efficiently and effectively, and could result in significant costs, regulatory investigations, fines or litigation. Incidents that result in a wider or sustained disruption to our business or products, or result in a personal data breach, could have a material adverse effect on our business, reputation, financial condition and results of operations. In addition, some of our employees work from home on a full-time or part-time basis, which may increase our vulnerability to cyber and other information technology risks.
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
Certain environmental laws impose liability, sometimes regardless of fault, for investigating or cleaning up contamination on or emanating from our currently or formerly owned, leased or operated property, as well as for damages to property or natural resources and for personal injury arising out of such contamination. Some of these environmental laws may also assess liability on persons who arrange for hazardous substances to be sent to third-party disposal or treatment facilities when such facilities are found to be contaminated. At this time, we are involved in various stages of investigation and cleanup related to environmental remediation matters at a number of present and former facilities. The ultimate cost to us of site cleanups is difficult to predict given the uncertainties regarding the extent of the required cleanup, the potential for ongoing environmental monitoring and maintenance that could be required for many years, the interpretation of applicable laws and regulations, alternative cleanup methods, and potential agreements that could be reached with governmental and third parties. While we have environmental reserves of approximately $2 million at December 31, 2022 for the cleanup of presently-known environmental contamination conditions, it cannot be guaranteed that actual costs will not significantly exceed these reserves. We also could be named as a potentially responsible party at additional sites in the future and the costs associated with such future sites may be material.
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

ITEM 2. PROPERTIES
As of December 31, 2022, we owned or leased 131 major manufacturing sites and 11 major technical centers. A manufacturing site may include multiple plants and may be wholly or partially owned or leased. We also have many smaller manufacturing sites, sales offices, warehouses, engineering centers, joint ventures and other investments strategically located throughout the world. We have a presence in 48 countries. The following table shows the regional distribution of our major manufacturing sites by the operating segment that uses such facilities:

	North America	Europe, Middle East & Africa	Asia Pacific	South America	Total
Signal and Power Solutions	45	37	33	5	120
Advanced Safety and User Experience	2	5	4	—	11
Total	47	42	37	5	131
In addition to these manufacturing sites, we had 11 major technical centers: four in North America; two in Europe, Middle East and Africa; and five in Asia Pacific.
Of our 131 major manufacturing sites and 11 major technical centers, which include facilities owned or leased by our consolidated subsidiaries, 65 are primarily owned and 77 are primarily leased.
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

Brazil Matters
Aptiv conducts business operations in Brazil that are subject to the Brazilian federal labor, social security, environmental, health and safety, tax and customs laws, as well as a variety of state and local laws. While Aptiv believes it complies with such laws, they are complex, subject to varying interpretations, and the Company is often engaged in litigation with government agencies regarding the application of these laws to particular circumstances. As of December 31, 2022, the majority of claims asserted against Aptiv in Brazil relate to such litigation. The remaining claims in Brazil relate to commercial and labor litigation with private parties. As of December 31, 2022, claims totaling approximately $105 million (using December 31, 2022 foreign currency rates) have been asserted against Aptiv in Brazil. As of December 31, 2022, the Company maintains accruals for these asserted claims of $5 million (using December 31, 2022 foreign currency rates). The amounts accrued represent claims that are deemed probable of loss and are reasonably estimable based on the Company’s analyses and assessment of the asserted claims and prior experience with similar matters. While the Company believes its accruals are adequate, the final amounts required to resolve these matters could differ materially from the Company’s recorded estimates and Aptiv’s results of operations could be materially affected. The Company estimates the reasonably possible loss in excess of the amounts accrued related to these claims to be zero to $40 million.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The Company’s ordinary shares are publicly traded on the New York Stock Exchange under the symbol “APTV.”
As of February 3, 2023, there were 2 shareholders of record of our ordinary shares.
The following graph reflects the comparative changes in the value from December 31, 2017 through December 31, 2022, assuming an initial investment of $100 and the reinvestment of dividends, if any in (1) our ordinary shares, (2) the S&P 500 index and (3) the Automotive Peer Group. Historical performance may not be indicative of future shareholder returns.
Stock Performance Graph

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN*

$300
$250
$200
$150
$100
$50
12/31/2017
12/31/2018
12/31/2019
12/31/2020
12/31/2021
12/31/2022
Aptiv PLC (1)
S&P 500 (2)
Automotive Peer Group (3)

*    $100 invested on December 31, 2017 in our stock or in the relevant index, including reinvestment of dividends. Fiscal year ended December 31, 2022.
(1)Aptiv PLC
(2)S&P 500 – Standard & Poor’s 500 Total Return Index
(3)Automotive Peer Group – Adient Plc, American Axle & Manufacturing Holdings Inc, Aptiv PLC, Borgwarner Inc, Cooper-Standard Holdings Inc, Dana Inc, Dorman Products Inc, Ford Motor Co, General Motors Co, Gentex Corp, Gentherm Inc, Genuine Parts Co, Goodyear Tire & Rubber Co, Lear Corp, Lkq Corp, Motorcar Parts Of America Inc, Standard Motor Products Inc, Stoneridge Inc, Tesla Inc, Visteon Corp

Company Index	December 31, 2017	December 31, 2018	December 31, 2019	December 31, 2020	December 31, 2021	December 31, 2022
Aptiv PLC (1)	$100.00	$73.29	$114.25	$157.12	$198.92	$112.31
S&P 500 (2)	100.00	95.62	125.72	148.85	191.58	156.89
Automotive Peer Group (3)	100.00	76.47	94.74	188.76	284.00	141.98

Equity Compensation Plan Information
The table below contains information about securities authorized for issuance under equity compensation plans. The features of these plans are discussed further in Note 21. Share-Based Compensation to our audited consolidated financial statements.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,566,458	(1)	$—	(2)	12,742,596	(3)
Equity compensation plans not approved by security holders	—		—		—
Total	1,566,458		$—		12,742,596
(1)Includes (a) 23,387 outstanding restricted stock units granted to our Board of Directors and (b) 1,543,071 outstanding time- and performance-based restricted stock units granted to our employees. All grants were made under the Aptiv PLC Long Term Incentive Plan, as amended and restated effective April 23, 2015 (the “PLC LTIP”). Includes accrued dividend equivalents.
(2)The restricted stock units have no exercise price.
(3)Remaining shares available under the PLC LTIP.
Repurchase of Equity Securities
There were no repurchases of equity securities during the quarter ended December 31, 2022. In January 2019, the Board of Directors authorized a share repurchase program of up to $2.0 billion. This program will commence following the completion of the previously announced share repurchase program of $1.5 billion, which was approved by the Board of Directors in April 2016. As of December 31, 2022, approximately $2,013 million remained available for repurchases pursuant to these programs.

ITEM 6. [RESERVED]
Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following management’s discussion and analysis of financial condition and results of operations (“MD&A”) is intended to help you understand the business operations and financial condition of the Company for the year ended December 31, 2022. This discussion should be read in conjunction with Item 8. Financial Statements and Supplementary Data. Our MD&A is presented in seven sections:
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
Business Strategy
We believe the Company is well-positioned for growth from increasing global vehicle production volumes, as well as the industry’s accelerating transition to software-defined vehicles, the commercialization of active safety, autonomous driving, enhanced user experiences and connected services, and providing the software, advanced computing platforms and networking architecture required to do so. We have successfully created a competitive cost structure while investing in research and development to grow our product offerings, which are aligned with the high-growth industry mega-trends, and re-aligned our manufacturing footprint into an efficient, low-cost regional service model, focused on increasing our profit margins.
Our 2022 performance reflects increasing global vehicle production and our solid execution despite continued global supply chain disruptions and the global inflationary environment. Our recent financial and business achievements include the following:
•Generating record new business awards of approximately $32 billion, based on expected volumes and prices, validating our industry leading portfolio of advanced technologies tied to the accelerating megatrends in our industry
•Delivering strong revenue growth over the prior year, represented by above-market sales growth of 11% despite adverse impacts from the global supply chain disruptions and COVID-19 pandemic
•Producing $1,263 million of operating income or $1,585 million of adjusted operating income and cash flow from operations of $1.3 billion, demonstrating strong operating execution in the face of ongoing disruptions and significant material cost inflation
•Continuing our relentless focus on cost structure and operational optimization
◦Maximizing our operational flexibility and profitability at all points in the normal automotive business cycle, by having approximately 97% of our hourly workforce based in best cost countries, and approximately 24% of our hourly workforce composed of contingent employees.
•Enhancing our optimized full system, edge-to-cloud capabilities
◦Advancing our software capabilities with the acquisition of Wind River Systems, Inc. (“Wind River”), a global leader in delivering software for the intelligent edge;
◦Broadening our portfolio of high-voltage system and interconnect solutions with the acquisition of Intercable Automotive Solutions S.r.l., an industry leader in high-voltage busbars and interconnect solutions; and
◦Strengthening our portfolio of power electronics and battery management systems with new product offerings.
•Leveraging our investment grade credit metrics to successfully issue $700 million of 3-year, 2.396% senior unsecured notes, $800 million of 10-year, 3.25% senior unsecured notes and $1.0 billion of 30-year, 4.15% senior unsecured notes, which we utilized to partially fund the acquisition of Wind River
•Meeting the sustainability-linked targets for greenhouse gas emissions and workplace safety within our Credit Agreement.
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

As part of our strategy to harness the full potential of connected intelligent systems across industries, strengthen our capabilities in software-defined mobility and to enable advanced smart vehicle architecture changes, we acquired Wind River Systems, Inc. (“Wind River”) in December 2022. Wind River is a global leader in delivering software for the intelligent edge. Previously, in 2021, we executed a strategic collaboration agreement with Wind River to develop a software toolchain for various automotive applications.
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
In March 2020, to further our leadership position in the automated driving space, we completed a transaction with Hyundai Motor Group to form Motional, AD LLC (“Motional”), a joint venture focused on the design, development and commercialization of autonomous driving technologies. Motional brings together one of the industry’s most innovative vehicle technology providers with one of the world’s largest OEMs. We expect this partnership to accelerate the path towards the development of production-ready autonomous driving systems for commercialization in the new mobility space.
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
Motional began testing fully driverless systems in 2020 and began testing a production-ready autonomous driving platform available for robotaxi providers, meal delivery providers, fleet operators and automotive manufacturers at prototype scale in 2022, with higher volume production deployments anticipated in late 2023. In addition, Motional is involved in collaborative arrangements with mobility providers and with smart cities such as Boston, Las Vegas, Los Angeles and Singapore as solutions are developed for the evolving nature of the mobility industry.
As a result of our substantial investments and strategic partnerships, we believe we are well-aligned with industry technology trends that will result in sustainable future growth in these evolving areas. However, there are many risks associated with these evolving areas, including the high development costs of active safety and autonomous driving technologies, the uncertain timing of customer and consumer adoption of these technologies, increased competition from entrants outside the traditional automotive industry and evolving regulations, such as the guidance for automated driving systems published by the U.S. Department of Transportation. While we believe we are well-positioned in these markets, the high development cost of active safety and autonomous driving technologies may result in a higher risk of exposure to the success of new or disruptive technologies different than those being developed by us or our partners and ultimately there can be no assurance that we will be successful in our efforts to develop these technologies.
Leveraging our engineering and technological capabilities. We seek to leverage our strong product portfolio tied to the industry’s key mega-trends with our global footprint to increase our revenues, as well as committing to substantial annual investment in research and development to maintain and enhance our leadership in new mobility solutions across each of our product lines.
Targeting the right business with the right customers. We intend to be strategic in our pursuit of new business and customers in order to achieve disciplined, above-market growth. We conduct in-depth analysis of market share and product trends by region in order to prioritize research, development and engineering spend for the customers that we believe will be successful. Collaboration with customers in our 11 major technical centers around the world helps us develop innovative product solutions designed to meet their needs. As more OEMs design vehicles for global platforms, where the same vehicle architecture is shared among different regions, we are well suited to provide global design and engineering support while manufacturing these products for a specific regional market.
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
Pursuing selected acquisitions and strategic investments. In 2022, we continued to complete selected acquisitions and strategic investments in order to continue to leverage our technology capabilities and enhance and expand our commercialization of new mobility solutions, product offerings, customer base, geographic penetration and scale to complement our current businesses, while continuing to enhance our product offerings and competitive position in growing market segments.
For example, in December 2022, we acquired Wind River for approximately $3.5 billion. With Aptiv and Wind River’s synergistic technologies and decades of experience delivering safety critical systems, the Company believes this acquisition will accelerate the journey to a software-defined future of the automotive industry. In addition, in March 2022, Aptiv invested $220 million in TTTech Auto AG, a leading provider of safety-critical middleware solutions for advanced driver-assistance systems and autonomous driving applications. Together, these actions accelerate our software strategy, broaden our portfolio of technology solutions and enable us to capitalize on opportunities requiring comprehensive software solutions.
Furthermore, in November 2022, we acquired 85% of Intercable Automotive Solutions S.r.l. for approximately $606 million. As an industry leader in high voltage power distribution and interconnect technology, we expect Intercable Automotive to enhance Aptiv’s position as a leader in vehicle architecture systems.
Accelerating an electric, zero-emissions future. We are committed to becoming carbon-neutral in our global operations by 2030 and to achieving net carbon neutrality by 2040 as we transition away from carbon-intensive energy and processes in our global operations. We also continue to focus on minimizing the overall environmental impact of vehicles as a key part of our overall business strategy. We believe that this strong, foundational focus on sustainability makes Aptiv a partner of choice for our customers, a desirable place to work for our employees and a valued contributor to the communities in which we operate.
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
Given the sanctions put in place by the E.U., U.S. and other governments, which restrict our ability to conduct business in Russia, we initiated a plan to exit our majority owned subsidiary in Russia in the second quarter of 2022. As a result, the Company determined that this subsidiary, which is reported within the Signal and Power Solutions segment, met the held for sale criteria as of December 31, 2022. Consequently, for the year ended December 31, 2022, the Company recorded a pre-tax charge of $51 million to impair the carrying value of the Russian subsidiary’s net assets to fair value, which was recorded primarily within cost of sales in the consolidated statement of operations. Approximately $25 million of these charges were attributable to the noncontrolling interest based on the noncontrolling shareholder’s economic interest. The remaining assets and liabilities, which are de minimis, were reclassified to other current assets and other current liabilities, respectively, in the consolidated balance sheet as of December 31, 2022.
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

We do not have a material physical presence in either Ukraine or Russia, with less than 1% of our workforce located in the countries as of December 31, 2022 and less than 1% of our net sales for the year ended December 31, 2022 generated from manufacturing facilities in those countries. However, the impacts of the conflict have adversely impacted, and may continue to adversely impact, global economies, and in particular, the European economy, a region which accounted for approximately 31% of our net sales for the year ended December 31, 2022. We have incurred costs (including capital expenditures), to relocate production for certain customers out of Ukraine and to duplicate such production in other countries, which we substantially completed in the second quarter of 2022. We have recovered substantially all of the costs related to this relocation from impacted customers as of December 31, 2022. Aggregate costs and recoveries related to this process were not significant for the year ended December 31, 2022. However, the Company recorded asset impairments and other related charges of approximately $8 million during the year ended December 31, 2022, primarily for long-lived assets and inventory for certain sites in Ukraine. These charges were primarily recorded within cost of sales in the statement of operations. Furthermore, as a result of the conflict, we estimate that the adverse impacts to revenue from Russia operations were approximately $65 million during the year ended December 31, 2022.
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
COVID-19 pandemic. The global spread of COVID-19, which originated in late 2019 and was later declared a pandemic by the World Health Organization in March 2020, negatively impacted the global economy, disrupted supply chains and created significant volatility in global financial markets in 2020 with various adverse impacts continuing to date.
The direct adverse impacts of the COVID-19 pandemic on Aptiv, which primarily affected us in the first half of 2020, included extended work stoppages and travel restrictions at our facilities and those of our customers and suppliers, decreases in consumer demand and vehicle production schedules, disruptions to our supply chain and other adverse global economic impacts, particularly those resulting from temporary governmental “lockdown” orders for all non-essential activities, initially in the first quarter of 2020 in China and subsequently in Europe, North America and South America. During the second half of 2020, many of these impacts abated, resulting in increased sales and profitability from the levels observed earlier in 2020. In 2021, our manufacturing facilities were not impacted by prolonged shutdowns directly resulting from the COVID-19 pandemic.
Beginning late in the first quarter of 2022 and continuing into the second quarter, various regions in China, including regions where Aptiv has operations, were subjected to lockdowns imposed by governmental authorities to mitigate the spread of COVID-19. In response, our manufacturing facilities located in these areas implemented measures designed to minimize the impacts of any shutdowns. Despite these measures, industry-wide production interruptions adversely impacted our sales and profitability beginning at the end of the first quarter and continuing throughout much of the second quarter. Most of the lockdowns were eased in China late in the second quarter, however many lockdowns were re-imposed and production was once again adversely impacted for portions of the fourth quarter of 2022. Estimated total indirect and direct adverse impacts to revenue as a result of these lockdowns during 2022 was approximately $270 million. The overall duration and impact, as well as possible reoccurrence, of these lockdowns in China or other regions, or other measures aimed at containing and mitigating the effects of the pandemic, including renewed travel bans and restrictions, quarantines, social distancing orders, “lockdown” orders and shutdowns of non-essential activities, remain uncertain and may adversely impact our results of operations and cash flows in future periods. Other than these production interruptions in China, our manufacturing facilities were not impacted by prolonged shutdowns directly resulting from the COVID-19 pandemic in 2022.
Certain direct and indirect adverse impacts of the COVID-19 pandemic have persisted to date and are expected to continue in 2023, including the worldwide semiconductor supply shortage and global supply chain disruptions. As a result, due to the continuing uncertainties surrounding of the COVID-19 pandemic, including potential future governmental actions and economic impacts, it is possible that these adverse impacts could reoccur, resulting in further adverse impacts on our future operating earnings and cash flows. We will continue to actively monitor all direct and indirect potential impacts of the COVID-19 pandemic, and will seek to aggressively mitigate and minimize their impact on our business.
Global supply chain disruptions. Due to various factors that are beyond our control, there are currently global supply chain disruptions, including a worldwide semiconductor supply shortage. The semiconductor supply shortage, due in part to increased demand across multiple industries, is impacting production in automotive and other industries. We anticipate these supply chain disruptions will persist in 2023. We, along with most automotive component manufacturers that use semiconductors, have been unable to fully meet the vehicle production demands of OEMs because of events which are outside our control, including but not limited to, the COVID-19 pandemic, the global semiconductor shortage, fires in our suppliers’ facilities, unprecedented weather events in the southwestern United States, and other extraordinary events. Although we are working closely with suppliers and customers to minimize any potential adverse impacts of these events, some of our customers have indicated that they expect us to bear at least some responsibility for their lost production and other costs. While no assurances can be made as to the ultimate outcome of these customer expectations or any other future claims, we do not currently believe a loss is probable. We will continue to actively monitor all direct and indirect potential impacts of these supply chain disruptions, and will seek to aggressively mitigate and minimize their impact on our business.
In addition, we are carrying critical inventory items and key components, and we continue to procure productive, raw material and non-critical inventory components in order to satisfy our customers’ vehicle production schedules. However, as a result of our customers’ recent production volatility and cancellations, our balance of productive, raw and component material inventories has increased substantially from customary levels as of December 31, 2022 and 2021. We will continue to actively monitor and manage inventory levels across all inventory types in order to maximize both supply continuity and the efficient use of working capital.
Economic conditions. Our business is directly related to automotive sales and automotive vehicle production by our customers. Automotive sales depend on a number of factors, including global and regional economic conditions. Global automotive vehicle production increased 5% (5% on an Aptiv weighted market basis, which represents global vehicle production weighted to the geographic regions in which the Company generates its revenue, “AWM”) from 2021 to 2022, reflecting increased vehicle production of 10% in North America, 3% in China and 8% in South America, our smallest region, and a decrease of 1% in Europe. Refer to Note 22. Segment Reporting of the notes to the audited consolidated financial statements, included in Item 8. Financial Statements and Supplementary Data of this Annual Report for financial information concerning principal geographic areas.
Economic volatility or weakness in North America, Europe, China or, to a lesser extent, South America, could result in a significant reduction in automotive sales and production by our customers, which would have an adverse effect on our business, results of operations and financial condition. In 2022, global inflationary pressures both reduced consumer demand for automotive vehicles and increased the price of inputs to our products, which has adversely impacted our profitability and this trend is expected to continue in 2023. There is also potential that geopolitical factors could adversely impact the U.S. and other economies, and specifically the automotive sector. In particular, changes to international trade agreements, such as the United States-Mexico-Canada Agreement or other political pressures could affect the operations of our OEM customers, resulting in reduced automotive production in certain regions or shifts in the mix of production to higher cost regions. Increases in interest rates could also negatively impact automotive production as a result of increased consumer borrowing costs or reduced credit availability. Additionally, economic weakness may result in shifts in the mix of future automotive sales (from vehicles with more content such as luxury vehicles, trucks and sport utility vehicles toward smaller passenger cars). While our diversified customer and geographic revenue base, along with our flexible cost structure, have well positioned us to withstand the impact of industry downturns and benefit from industry upturns, shifts in the mix of global automotive production to higher cost regions or to vehicles with less content could adversely impact our profitability.
Key growth markets. There have been periods of increased market volatility and moderation in the level of economic growth in China, which resulted in periods of lower automotive production growth rates in China than those previously experienced. Automotive production in China experienced growth of 3% in 2022, which follows growth of 2% in 2021. Despite the moderation in the level of economic growth in China, rising income levels in China and other key growth markets are expected to result in stronger growth rates in these markets over the long-term. Our strong global presence, and presence in these markets, has positioned us to experience above-market growth rates over the long-term. We continue to expand our established presence in key growth markets, positioning us to benefit from the expected long-term growth opportunities in these regions. We are capitalizing on our long-standing relationships with the global OEMs and further enhancing our positions with the key growth market OEMs to continue expanding our worldwide leadership. We continue to build upon our extensive geographic reach to capitalize on fast-growing automotive markets. We believe that our presence in best cost countries positions us to realize incremental margin improvements as the global balance of automotive production shifts towards the key growth markets.
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
Our operations are subject to certain risks inherent in doing business globally, including military conflicts in regions in which we operate, unexpected changes in laws or regulations governing trade, or other monetary or tax fiscal policy changes, including tariffs, quotas, customs and other import or export restrictions or trade barriers. We are also subject to risks associated with actions taken by governmental authorities to impose changes in laws or regulations that restrict certain business operations, trade or travel in response to a pandemic or widespread outbreak of an illness. For instance, as described above, the conflict between Ukraine and Russia has created numerous economic uncertainties, including the potential for further sanctions against Russia, the impact on the global supply chain for raw materials produced in each country, as well as increased logistics costs and transit times, the impact of the E.U. natural gas rationing plan and the actions of automotive OEMs and suppliers as they relate to production plans in each country. The impacts of any of these factors mentioned above, among others, could adversely affect our business, business opportunities, results of operations, financial condition and cash flows.
In addition, the global spread of the COVID-19 pandemic and variants thereof in recent years, has had various direct and indirect adverse impacts on our global operations, the automotive industry and economies around the world. Although certain of the adverse impacts of the pandemic abated during the second half of 2020, other direct and indirect adverse impacts continued throughout 2021 and 2022, such as the overall supply chain disruptions, including the global semiconductor supply shortage and the regional lockdowns imposed by governmental authorities in China during portions of 2022. These impacts continue to negatively affect the global economy and automotive industry, and we anticipate that certain impacts will persist in 2023. As a result, we are unable to predict the ultimate impact to our business due to a number of evolving factors, including the duration and spread of the pandemic, the impact of the pandemic on economic activity, our supply chain, consumer demand and vehicle production schedules, and the actions of governmental authorities across the globe.
Furthermore, existing free trade laws and regulations, such as the United States-Mexico-Canada Agreement, provide certain beneficial duties and tariffs for qualifying imports and exports, subject to compliance with the applicable classification and other requirements. Changes in laws or policies governing the terms of trade, and in particular increased trade restrictions, tariffs or taxes on imports from countries where we manufacture products, such as China and Mexico, could have a material adverse effect on our business and financial results. For example, in October 2022, the U.S. government imposed additional export control restrictions targeting the export, re-export or transfer of, among other products, certain advanced computing semiconductors, semiconductor manufacturing items and related technology to China, which could further disrupt supply chains and adversely impact our business. Furthermore, management continues to monitor the volatile geopolitical environment to identify, quantify and assess threatened duties, taxes or other business restrictions which could adversely affect our business and financial results.
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

Engineering, design and development. Our history and culture of innovation have enabled us to develop significant intellectual property and design and development expertise to provide advanced technology solutions that meet the demands of our customers. We have a team of approximately 22,000 scientists, engineers and technicians focused on developing leading product solutions for our key markets, located at 11 major technical centers in China, Germany, India, Mexico, Poland, Singapore and the United States. Our total investment in research and development, including engineering, was approximately $1.5 billion, $1.4 billion and $1.3 billion for the years ended December 31, 2022, 2021 and 2020, respectively, which includes approximately $379 million, $320 million and $303 million of co-investment by customers and government agencies. Each year we share some engineering expenses with OEMs and government agencies which generally ranges from 20% to 30% of engineering expenses. This level of co-investment supports product development, accelerates the pace of innovation and reduces the risk associated with successful commercialization of technological breakthroughs. We also encourage “open innovation” and collaborate extensively with peers in the industry, government agencies and academic institutions.
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
We utilize a Technology Advisory Council, a panel of prominent global technology thought leaders, which helps us anticipate cutting-edge technology trends and guides our product strategies and investments in technology with a focus on developing advanced technologies to drive growth and foster innovation. This independent perspective assists Aptiv in pursuing investments in the right technologies that create the most value for all of its stakeholders. We believe that our engineering and technical expertise, together with our emphasis on continuing research and development, allow us to use the latest technologies, materials and processes to solve problems for our customers and to bring new, innovative products to market. We believe that continued engineering activities are critical to maintaining our pipeline of technologically advanced products. Given our strong financial discipline, we seek to effectively manage fixed costs and efficiently rationalize capital spending by critically evaluating the profit potential of new and existing customer programs, including investment in innovation and technology. We maintain our engineering activities around our focused product portfolio and allocate our capital and resources to those products with distinctive technologies. We expect expenditures for research and development activities, including engineering, net of co-investment, to be approximately $1.2 billion for the year ended December 31, 2023, which includes increased expenditures as a result of our acquisition of Wind River.
We maintain a large portfolio of approximately 9,500 patents and protective rights in the operation of our business as of December 31, 2022. While no individual patent or group of patents, taken alone, is considered material to our business, taken in the aggregate, these patents provide meaningful protection for our products and technical innovations. Similarly, while our trademarks are important to identify our position in the industry, we do not believe that any of these are individually material to our business. We are actively pursuing marketing opportunities to commercialize and license our technology to both automotive and non-automotive industries and we have selectively taken licenses from others to support our business interests. These activities foster optimization of intellectual property rights.
Pricing. Cost-cutting initiatives adopted by our customers result in increased downward pressure on pricing. Our customer supply agreements generally require step-downs in component pricing over the periods of production and OEMs have historically possessed significant leverage over their outside suppliers because the automotive component supply industry is fragmented and serves a limited number of automotive OEMs. Our profitability depends in part on our ability to generate sufficient production cost savings in the future to offset price reductions. In addition, during recent years, global economies and our industry were subjected to significant inflationary cost pressures, and these pressures are expected to continue in 2023. We continue to work with our customers, both through price recoveries and adjustments as well as future pricing adjustments as contracts renew, to mitigate the impact of these inflationary pressures on our results of operations.
We are focused on maintaining a low fixed cost structure that provides us flexibility to remain profitable at all points of the traditional vehicle industry production cycle. As a result, approximately 97% of our hourly workforce is located in best cost countries. Furthermore, we have substantial operational flexibility by leveraging a large workforce of contingent workers, which represented approximately 24% of the hourly workforce as of December 31, 2022. However, we will continue to adjust our cost structure and optimize our manufacturing footprint in response to changes in the global and regional automotive markets and in order to increase investment in advanced technologies and engineering, as evidenced by our ongoing restructuring programs focused on reducing our global overhead costs and on the continued rotation of our manufacturing footprint to best cost locations in Europe. As we continue to operate in a cyclical industry that is impacted by movements in the global and regional economies, we continually evaluate opportunities to further refine our cost structure. Assuming constant product mix and pricing, based on our 2022 results, we estimate that our EBITDA breakeven level would be reached if we experienced a 45% downturn to current product volumes.
We have a strong balance sheet with gross debt of approximately $6.5 billion and substantial available liquidity of approximately $4.0 billion consisting of cash and cash equivalents, and available financing under our Revolving Credit Facility and committed European accounts receivable factoring facility (as defined below in Liquidity and Capital Resources) as of December 31, 2022, and no significant U.S. defined benefit or workforce postretirement health care benefits and employer-paid postretirement basic life insurance benefits liabilities. We intend to maintain strong financial discipline by targeting industry-leading earnings growth, cash flow generation and return on invested capital and to maintain sufficient liquidity to sustain our financial flexibility throughout the industry cycle.
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
Consolidated Results of Operations
Our total net sales during the year ended December 31, 2022 were $17.5 billion, an increase of approximately 12% compared to 2021. Our overall volumes increased 14%, which was driven, in part, by increased global automotive production of 5% (5% on an AWM basis) for the year ended December 31, 2022, compared to 2021 production rates. Despite the volatility caused by the global supply chain disruptions throughout 2022, our overall lean cost structure, along with continued above-market sales growth in all regions, has enabled us to achieve strong levels of operating income, while continuing to strategically invest in the future.
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
The automotive technology and component supply industry is traditionally subject to inflationary pressures with respect to raw materials and labor which may place operational and profitability burdens on the entire supply chain. For instance, the industry has recently been subjected to increased pricing pressures, specifically in relation to copper and petroleum-based resin products, which have experienced significant volatility in price. We have also been impacted globally by increased overall inflation as a result of a variety of global trends. Due to various factors, the industry is also facing increased operating and logistics challenges from certain global supply chain disruptions, including a worldwide semiconductor supply shortage. This shortage has resulted in increased pricing pressures on semiconductors as well. In addition, we expect semiconductor supply cost and commodity cost volatility to have a continual impact on future earnings and/or operating cash flows. As such, we continually seek to mitigate both inflationary pressures and our material-related cost exposures using a number of approaches, including combining purchase requirements with customers and/or other suppliers, using alternate suppliers or product designs, negotiating cost reductions and/or commodity cost contract escalation clauses into our vehicle manufacturer supply contracts and hedging. We have also negotiated, and will continue to negotiate, price increases with our customers in response to the aforementioned global supply chain disruptions.
This section discusses our consolidated results of operations and results of operations by segment for the years ended December 31, 2022 versus 2021. A detailed discussion of our consolidated results of operations and results of operations by segment for the years ended December 31, 2021 versus 2020 can be found under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the SEC on February 7, 2022.
2022 versus 2021
The results of operations for the years ended December 31, 2022 and 2021 were as follows:

	Year Ended December 31,
	2022		2021		Favorable/ (unfavorable)
	(dollars in millions)
Net sales	$17,489		$15,618		$1,871
Cost of sales	14,854		13,182		(1,672)
Gross margin	2,635	15.1%	2,436	15.6%	199
Selling, general and administrative	1,138		1,075		(63)
Amortization	149		148		(1)
Restructuring	85		24		(61)
Operating income	1,263		1,189		74
Interest expense	(219)		(150)		(69)
Other expense, net	(54)		(129)		75
Income before income taxes and equity loss	990		910		80
Income tax expense	(121)		(101)		(20)
Income before equity loss	869		809		60
Equity loss, net of tax	(279)		(200)		(79)
Net income	590		609		(19)
Net (loss) income attributable to noncontrolling interest	(3)		19		(22)
Net loss attributable to redeemable noncontrolling interest	(1)		—		(1)
Net income attributable to Aptiv	594		590		4
Mandatory convertible preferred share dividends	(63)		(63)		—
Net income attributable to ordinary shareholders	$531		$527		$4

Total Net Sales
Below is a summary of our total net sales for the years ended December 31, 2022 versus 2021.

	Year Ended December 31,			Variance Due To:
	2022	2021	Favorable/ (unfavorable)	Volume, net of contractual price reductions	FX	Commodity pass- through	Other	Total
	(in millions)			(in millions)
Total net sales	$17,489	$15,618	$1,871	$2,458	$(676)	$45	$44	$1,871
Total net sales for the year ended December 31, 2022 increased 12% compared to the year ended December 31, 2021. Our volumes increased 14% for the period, which reflects increased global automotive production of 5% (5% on an AWM basis), which was partially offset by unfavorable foreign currency impacts, primarily related to the Euro and Chinese Yuan Renminbi. The increase in volumes is primarily attributable to increases in all regions. Our total net sales also reflect the favorable impact of price recoveries, net of contractual price reductions of $327 million, and net sales as a result of our acquisitions of Wind River and Intercable Automotive of $44 million, which is reflected in Other above. Refer to Note 20. Acquisitions and Divestitures to the audited consolidated financial statements included herein for further detail of the Company’s business acquisitions.

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
Cost of sales increased $1,672 million for the year ended December 31, 2022 compared to the year ended December 31, 2021, as summarized below. The Company’s material cost of sales was approximately 55% and 50% of net sales for the years ended December 31, 2022 and 2021, respectively.

	Year Ended December 31,			Variance Due To:
	2022	2021	Favorable/ (unfavorable)	Volume (a)	FX	Operational performance	Other	Total
	(dollars in millions)			(in millions)
Cost of sales	$14,854	$13,182	$(1,672)	$(1,481)	$588	$(620)	$(159)	$(1,672)
Gross margin	$2,635	$2,436	$199	$977	$(88)	$(620)	$(70)	$199
Percentage of net sales	15.1%	15.6%
(a)Presented net of contractual price reductions for gross margin variance.
The increase in cost of sales reflects increased volumes, the impacts from currency exchange and operational performance. Our operational performance for the year ended December 31, 2022 includes approximately $565 million of increased costs for semiconductors and commodities. Cost of sales was also impacted by the following items in Other above:
•$59 million of charges, primarily to impair the carrying value of our majority owned Russian subsidiary’s net assets to fair value;
•$45 million of increased commodity pass-through costs; and
•Increased costs of $26 million resulting from the operations of the businesses acquired during the year ended December 31, 2022, as further described in Note 20. Acquisitions and Divestitures to the audited consolidated financial statements included herein.

Selling, General and Administrative Expense

	Year Ended December 31,
	2022	2021	Favorable/ (unfavorable)
	(dollars in millions)
Selling, general and administrative expense	$1,138	$1,075	$(63)
Percentage of net sales	6.5%	6.9%
Selling, general and administrative expense (“SG&A”) includes administrative expenses, information technology costs and incentive compensation related costs. SG&A decreased as a percentage of net sales for the year ended December 31, 2022 as compared to 2021, primarily due to increased sales in 2022, partially offset by increased incentive compensation costs.

Amortization

	Year Ended December 31,
	2022	2021	Favorable/ (unfavorable)
	(in millions)
Amortization	$149	$148	$(1)
Amortization expense reflects the non-cash charge related to definite-lived intangible assets. The consistency in amortization during the year ended December 31, 2022 compared to 2021 primarily reflects the continued amortization of our definite-lived intangible assets, which resulted primarily from our acquisitions, over their estimated useful lives. Refer to Note 20. Acquisitions and Divestitures to the audited consolidated financial statements included herein for further detail of our business acquisitions, including details of the intangible assets recorded in each transaction.
In 2023, we expect to incur non-cash amortization charges of approximately $230 million, an increase from the year ended December 31, 2022 as a result of charges expected to be incurred from the acquisitions of Wind River and Intercable Automotive in the fourth quarter of 2022.

Restructuring

	Year Ended December 31,
	2022	2021	Favorable/ (unfavorable)
	(dollars in millions)
Restructuring	$85	$24	$(61)
Percentage of net sales	0.5%	0.2%
The Company recorded employee-related and other restructuring charges totaling approximately $85 million during the year ended December 31, 2022, of which $61 million was recognized for programs implemented in the European region and $23 million was recognized for programs implemented in the North America region. We expect to make cash payments of approximately $65 million in 2023 pursuant to currently implemented restructuring programs.
The Company recorded employee-related and other restructuring charges related to these programs totaling approximately $24 million during the year ended December 31, 2021.
We expect to continue to incur additional restructuring expense in 2023 and beyond, primarily related to programs focused on reducing global overhead costs and the continued rotation of our manufacturing footprint to best cost locations in Europe, which includes approximately $10 million (of which approximately $5 million relates to the Advanced Safety and User Experience segment and approximately $5 million relates to the Signal and Power Solutions segment) for programs approved as of December 31, 2022. Additionally, as we continue to operate in a cyclical industry that is impacted by movements in the global and regional economies, we continually evaluate opportunities to further adjust our cost structure and optimize our manufacturing footprint. The Company plans to implement additional restructuring activities in the future, if necessary, in order to align manufacturing capacity and other costs with prevailing regional automotive production levels and locations, to improve the efficiency and utilization of other locations and in order to increase investment in advanced technologies and engineering. Such future restructuring actions are dependent on market conditions, customer actions and other factors.

Refer to Note 10. Restructuring to the audited consolidated financial statements included herein for additional information.

Interest Expense

	Year Ended December 31,
	2022	2021	Favorable/ (unfavorable)
	(in millions)
Interest expense	$219	$150	$(69)
The increase in interest expense during the year ended December 31, 2022 compared to 2021 reflects the issuance of $2.5 billion in aggregate principal amount of senior unsecured notes in February 2022 (the “2022 Senior Notes”), partially offset by the issuance of $1.5 billion in aggregate principal amount of 3.10% senior unsecured notes due 2051, which were utilized to redeem $700 million in aggregate principal amount of 4.15% senior unsecured notes due 2024 (the “2014 Senior Notes”) and $650 million in aggregate principal amount of 4.25% senior unsecured notes due 2026 (the “4.25% Senior Notes”).
Refer to Note 11. Debt to the audited consolidated financial statements included herein for additional information.

Other Income, Net

	Year Ended December 31,
	2022	2021	Favorable/ (unfavorable)
	(in millions)
Other expense, net	$54	$129	$75
Other expense, net for the year ended December 31, 2022 includes $61 million in transaction costs, primarily related to the acquisitions of Wind River and Intercable Automotive, as further discussed in Note 20. Acquisitions and Divestitures to the audited consolidated financial statements included herein. During the year ended December 31, 2022, the Company also recognized interest income of $86 million, partially offset by losses of $52 million for the change in fair value of publicly traded equity securities. The Company also recorded $15 million during the year ended December 31, 2022 related to the components of net periodic pension and postretirement benefit cost other than service costs, as further described in Note 12. Pension Benefits to the audited consolidated financial statements included herein.
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
Refer to Note 19. Other Income, Net to the audited consolidated financial statements included herein for additional information.

Income Taxes

	Year Ended December 31,
	2022	2021	Favorable/ (unfavorable)
	(in millions)
Income tax expense	$121	$101	$(20)
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
The Company’s effective tax rate was 12% and 11% for the years ended December 31, 2022 and 2021, respectively. The effective tax rate in the year ended December 31, 2022 was impacted by favorable changes in valuation allowances offset by changes in reserves and provision to return adjustments. The effective tax rate was also impacted by impairments and charges related to our planned exit from our majority owned Russian subsidiary and other charges in Ukraine for which no tax benefit was recognized.
The effective tax rate for the year ended December 31, 2021 was impacted by favorable provision to return adjustments as well as releases of valuation allowances as a result of the Company’s determination that it was more likely than not that certain deferred tax assets would be realized. The Company also accrued $19 million of reserve adjustments for uncertain tax positions during the year ended December 31, 2021.
Refer to Note 14. Income Taxes to the audited consolidated financial statements included herein for additional information.

Equity Loss

	Year Ended December 31,
	2022	2021	Favorable/ (unfavorable)
	(in millions)
Equity loss, net of tax	$279	$200	$(79)
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
•Advanced Safety and User Experience, which includes vehicle technology and services in advanced safety, user experience and connectivity and security solutions, as well as cloud-native software platforms, autonomous driving technologies and DevOps tools.
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
Effective on January 1, 2022, the Company now excludes amortization expense of intangible assets from the calculation of Adjusted Operating Income, as reflected in the definition below. The Company’s management believes that the updated calculation of this financial measure will be more useful to both management and investors in their analysis of the Company’s results of operations due to recent acquisitions. Amortization of intangible assets generally results from a write-up in the value of assets in connection with an acquisition. The Company believes that exclusion of amortization expense will facilitate more comparable operating results of the Company over time, between periods when the Company is more or less acquisitive and allows for improved comparison with both acquisitive and non-acquisitive peer companies. The historical presentation of Adjusted Operating Income in the tables below has been revised to be consistent with this updated calculation.
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
The reconciliation of Adjusted Operating Income to operating income includes, as applicable, amortization, restructuring, other acquisition and portfolio project costs (which includes costs incurred to integrate acquired businesses and to plan and execute product portfolio transformation actions, including business and product acquisitions and divestitures), asset impairments and other related charges and gains (losses) on business divestitures and other transactions. The reconciliations of Adjusted Operating Income to net income attributable to Aptiv for the years ended December 31, 2022 and 2021 are as follows:

	Signal and Power Solutions	Advanced Safety and User Experience	Total
	(in millions)
For the Year Ended December 31, 2022:
Adjusted operating income	$1,441	$144	$1,585
Amortization	(139)	(10)	(149)
Restructuring	(30)	(55)	(85)
Other acquisition and portfolio project costs	(15)	(11)	(26)
Asset impairments	(8)	—	(8)
Other charges related to Ukraine/Russia conflict (1)	(54)	—	(54)
Operating income	$1,195	$68	1,263
Interest expense			(219)
Other expense, net			(54)
Income before income taxes and equity loss			990
Income tax expense			(121)
Equity loss, net of tax			(279)
Net income			590
Net loss attributable to noncontrolling interest			(3)
Net loss attributable to redeemable noncontrolling interest			(1)
Net income attributable to Aptiv			$594
(1)Primarily consists of charges related to the designation of our majority owned Russian subsidiary as held for sale as of December 31, 2022. Refer to Note 20. Acquisitions and Divestitures to the audited consolidation financial statements included herein for further information.

	Signal and Power Solutions	Advanced Safety and User Experience	Total
	(in millions)
For the Year Ended December 31, 2021:
Adjusted operating income	$1,225	$153	$1,378
Amortization	(141)	(7)	(148)
Restructuring	(8)	(16)	(24)
Other acquisition and portfolio project costs	(11)	(4)	(15)
Asset impairments	(1)	(1)	(2)
Operating income	$1,064	$125	1,189
Interest expense			(150)
Other expense, net			(129)
Income before income taxes and equity loss			910
Income tax expense			(101)
Equity loss, net of tax			(200)
Net income			609
Net income attributable to noncontrolling interest			19
Net income attributable to Aptiv			$590

Net sales, gross margin as a percentage of net sales and Adjusted Operating Income by segment for the years ended December 31, 2022 and 2021 are as follows:

Net Sales by Segment

	Year Ended December 31,			Variance Due To:
	2022	2021	Favorable/ (unfavorable)	Volume, net of contractual price reductions	FX	Commodity Pass-through	Other	Total
	(in millions)			(in millions)
Signal and Power Solutions	$12,943	$11,598	$1,345	$1,908	$(626)	$45	$18	$1,345
Advanced Safety and User Experience	4,587	4,056	531	558	(53)	—	26	531
Eliminations and Other	(41)	(36)	(5)	(8)	3	—	—	(5)
Total	$17,489	$15,618	$1,871	$2,458	$(676)	$45	$44	$1,871

Gross Margin Percentage by Segment

	Year Ended December 31,
	2022	2021
Signal and Power Solutions	17.2%	17.6%
Advanced Safety and User Experience	8.9%	9.8%
Total	15.1%	15.6%

Adjusted Operating Income by Segment

	Year Ended December 31,			Variance Due To:
	2022	2021	Favorable/ (unfavorable)	Volume, net of contractual price reductions	Operational performance	Other	Total
	(in millions)			(in millions)
Signal and Power Solutions	$1,441	$1,225	$216	$712	$(304)	$(192)	$216
Advanced Safety and User Experience	144	153	(9)	265	(316)	42	(9)
Total	$1,585	$1,378	$207	$977	$(620)	$(150)	$207
As noted in the table above, Adjusted Operating Income for the year ended December 31, 2022 as compared to the year ended December 31, 2021 was impacted by volume, including product mix, and the favorable impact of price recoveries, net of contractual price reductions, and operational performance. Our operational performance for the year ended December 31, 2022 includes approximately $565 million of increased costs for semiconductors and commodities. Adjusted Operating Income was also impacted by the following items included within Other in the table above:
•$42 million of increased SG&A expense, not including the impact of other acquisition and portfolio project costs, which includes increased incentive compensation costs; and
•$41 million of unfavorable foreign currency impacts, primarily related to the Chinese Yuan Renminbi.

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
As of December 31, 2022, we had cash and cash equivalents of $1.5 billion and net debt (defined as outstanding debt less cash and cash equivalents) of $5.0 billion. We also have access to additional liquidity pursuant to the terms of the $2.0 billion Revolving Credit Facility and the committed European accounts receivable factoring facility, as described below. The following table summarizes our available liquidity, which includes cash, cash equivalents and funds available under our significant committed credit facilities, as of December 31, 2022.

December 31, 2022

(in millions)
Cash and cash equivalents	$1,531
Revolving Credit Facility, unutilized portion (1)	2,000
Committed European accounts receivable factoring facility, unutilized portion (2)	482
Total available liquidity	$4,013
(1)Availability reduced by less than $1 million in letters of credit issued under the Credit Agreement as of December 31, 2022.
(2)Based on December 31, 2022 foreign currency rates, subject to the availability of eligible accounts receivable.
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
We also continue to expect to be able to move funds between different countries to manage our global liquidity needs without material adverse tax implications, subject to current monetary policies. We utilize a combination of strategies, including dividends, cash pooling arrangements, intercompany loan repayments and other distributions and advances to provide the funds necessary to meet our global liquidity needs. There are no significant restrictions on the ability of our subsidiaries to pay dividends or make other distributions to Aptiv. As of December 31, 2022, the Company’s cash and cash equivalents held by our non-U.S. subsidiaries totaled approximately $1.4 billion. If additional non-U.S. cash was needed for our U.S. operations, we may be required to accrue and pay withholding if we were to distribute such funds from non-U.S. subsidiaries to the U.S.; however, based on our current liquidity needs and strategies, we do not anticipate a need to accrue and pay such additional amounts.
Based on these factors, we believe we possess sufficient liquidity to fund our global operations and capital investments in 2023 and beyond.
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
Holders of the MCPS will be entitled to receive, when and if declared by the Company’s Board of Directors, cumulative dividends at the annual rate of 5.50% of the liquidation preference of $100 per share (equivalent to $5.50 annually per share), payable in cash or, subject to certain limitations, by delivery of the Company’s ordinary shares or any combination of cash and the Company’s ordinary shares, at the Company’s election. If declared, dividends on the MCPS are payable quarterly on March 15, June 15, September 15 and December 15 of each year (commencing on September 15, 2020 to, and including June 15, 2023), to the holders of record of the MCPS as they appear on the Company’s share register at the close of business on the immediately preceding March 1, June 1, September 1 or December 1, respectively. Refer to Note 15. Shareholders’ Equity and Net Income Per Share to the audited consolidated financial statements included herein for further detail on the June 2020 public equity offering.
Share Repurchases
In April 2016, the Board of Directors authorized a share repurchase program of up to $1.5 billion of ordinary shares, which commenced in September 2016. This share repurchase program provides for share purchases in the open market or in privately negotiated transactions, depending on share price, market conditions and other factors, as determined by the Company.
There were no shares repurchased during the years ended December 31, 2022 and 2021. A summary of the ordinary shares repurchased during the year ended December 31, 2020 is as follows:

Total number of shares repurchased	1,059,075
Average price paid per share	$53.73
Total (in millions)	$57
As of December 31, 2022, approximately $13 million of share repurchases remained available under the April 2016 share repurchase program, which is in addition to the share repurchase program of up to $2.0 billion that was previously announced in January 2019. This program, which will commence following the completion of the April 2016 share repurchase program, provides for share purchases in the open market or in privately negotiated transactions, depending on share price, market conditions and other factors, as determined by the Company. All previously repurchased shares were retired, and are reflected as a reduction of ordinary share capital for the par value of the shares, with the excess applied as reductions to additional paid-in-capital and retained earnings.
Preferred Dividends
In the fourth quarter of 2022, the Board of Directors declared and paid a quarterly cash dividend of approximately $1.375 per mandatory convertible preferred share outstanding.
Dividends from Equity Investments
During the years ended December 31, 2022, 2021 and 2020, Aptiv received dividends of $5 million, $6 million and $9 million, respectively, from its equity method investments. The dividends were recognized as a reduction to the investment and represented a return on investment included in cash flows from operating activities.

Acquisitions and Other Transactions
Wind River—On December 23, 2022, Aptiv acquired 100% of the equity interests of Wind River, a global leader in delivering software for the intelligent edge, for total consideration of approximately $3.5 billion, instead of the initial purchase price of $4.3 billion agreed to in January 2022. Aptiv and the seller agreed to the amended purchase price, in part, as a result of certain changes in Wind River's current operating structure required to bring the regulatory approval process to a satisfactory conclusion. The results of operations of Wind River are reported within the Advanced Safety and User Experience segment from the date of acquisition. The Company acquired Wind River utilizing cash on hand, which included proceeds from the 2022 Senior Notes. Upon completion of the acquisition, Aptiv incurred transaction related expenses totaling approximately $43 million, which were recorded within other expense, net in the statement of operations.
Intercable Automotive—On November 30, 2022, Aptiv acquired 85% of the equity interests of Intercable Automotive Solutions S.r.l. (“Intercable Automotive”), a manufacturer of high-voltage busbars and interconnect solutions, for total consideration of $606 million. The results of operations of Intercable Automotive are reported within the Signal and Power Solutions segment from the date of acquisition. The Company acquired its interest in Intercable Automotive utilizing cash on hand. Upon completion of the acquisition, Aptiv incurred transaction related expenses totaling approximately $10 million, which were recorded within other expense, net in the statement of operations.
Concurrent with the acquisition, the Company entered into an agreement with the noncontrolling interest holders that provides the Company with the right to purchase, and the noncontrolling interest holders with the right to sell, the remaining 15% of Intercable Automotive for cash of up to €155 million, beginning in 2026. The final purchase price is contractually defined and will be determined based on Intercable Automotive’s 2025 operating results.
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
Planned Exit from Majority Owned Russian Subsidiary—Given the sanctions put in place by the E.U., U.S. and other governments, which restrict our ability to conduct business in Russia, we initiated a plan to exit our majority owned subsidiary in Russia in the second quarter of 2022. As a result, the Company determined that this subsidiary, which is reported within the Signal and Power Solutions segment, met the held for sale criteria as of December 31, 2022. Consequently, for the year ended December 31, 2022, the Company recorded a pre-tax charge of $51 million to impair the carrying value of the Russian subsidiary’s net assets to fair value, which was recorded primarily within cost of sales in the consolidated statement of operations. Approximately $25 million of these charges were attributable to the noncontrolling interest based on the noncontrolling shareholder’s economic interest. The remaining assets and liabilities, which are de minimis, were reclassified to other current assets and other current liabilities, respectively, in the consolidated balance sheet as of December 31, 2022.
Refer to Note 20. Acquisitions and Divestitures to the audited consolidated financial statements included herein for further detail of the Company’s business acquisitions.

Investment in TTTech Auto AG—On March 15, 2022, Aptiv acquired approximately 20% of the equity interests of TTTech Auto AG (“TTTech Auto”), a leading provider of safety-critical middleware solutions for advanced driver-assistance systems and autonomous driving applications, for €200 million (approximately $220 million, using foreign currency rates on the investment date). The Company made the investment in TTTech Auto utilizing cash on hand. The Company’s investment in TTTech Auto is accounted for using the equity method of accounting following the date of the investment.
Technology Investments—In May 2022, the Company’s Advanced Safety and User Experience segment made an investment totaling 50 billion South Korean Won (approximately $40 million, using foreign currency rates on the investment date) in StradVision, Inc., a provider of deep learning-based camera perception software for automotive applications.
In February 2022, Quanergy Systems, Inc. (“Quanergy”) merged with a publicly traded special purpose acquisition company (“SPAC”) and shares of Quanergy began trading on the New York Stock Exchange (“NYSE”) under the symbol QNGY. As part of the SPAC merger, our preferred shares in Quanergy were converted into Quanergy ordinary shares. During the remainder of 2022, the Company sold all of its Quanergy ordinary shares for net proceeds of approximately $3 million. The Company’s Advanced Safety and User Experience segment had previously made a $3 million investment in Quanergy during 2016, which was in addition to the Company’s $3 million investment made during 2015.
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
Autonomous Driving Joint Venture
On March 26, 2020, Aptiv completed a transaction with Hyundai to form Motional, a joint venture focused on the design, development and commercialization of autonomous driving technologies. Under the terms of the agreement, Aptiv contributed to Motional autonomous driving technology, intellectual property and approximately 700 employees for a 50% ownership interest in Motional. Hyundai contributed to Motional approximately $1.6 billion in cash, along with vehicle engineering services, research and development resources and access to intellectual property for a 50% ownership interest in Motional. As a result, Motional is expected to fund all of its future operating expenses and investments in autonomous driving technologies for the foreseeable future. Consequently, Aptiv is not required to fund these investments and expenses, which approximated $180 million for the year ended December 31, 2019 prior to Motional’s formation. Upon closing of the transaction, Aptiv deconsolidated the carrying value of the associated assets and liabilities contributed to Motional, previously classified as held for sale, and recognized an asset of approximately $2 billion within investments in affiliates in the consolidated balance sheet, based on the preliminary fair value of its investment in Motional. The Company recognized a pre-tax gain of approximately $1.4 billion in the consolidated statement of operations (approximately $5.32 per diluted share for the year ended December 31, 2020), net of transaction costs of $22 million, based on the difference between the carrying value of its contribution to Motional and the preliminary fair value of its investment in Motional. The estimated fair value of Aptiv’s ownership interest in Motional was determined primarily based on third-party valuations and management estimates, generally utilizing income and market approaches. Determining the fair value of Motional and the underlying assets required the use of management’s judgment and involved significant estimates and assumptions with respect to the timing and amount of future cash flows, market rate assumptions, projected growth rates and margins, and appropriate discount rates, among other items. The estimated fair value was determined on a preliminary basis using information available in the first quarter of 2020 and was finalized in the first quarter of 2021. The effects of this transaction would not materially impact the Company’s reported results for any period presented, and the transaction did not meet the criteria to be reflected as a discontinued operation.
The Company’s investment in Motional is accounted for using the equity method of accounting and Aptiv recognized an equity loss of $291 million, $215 million and $98 million, net of tax, during the years ended December 31, 2022, 2021 and 2020, respectively.
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
As of December 31, 2022, there were no amounts drawn on the Revolving Credit Facility and less than $1 million in letters of credit were issued under the Credit Agreement. Letters of credit issued under the Credit Agreement reduce availability under the Revolving Credit Facility. No amounts were drawn on the Revolving Credit Facility during the year ended December 31, 2022.
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

	December 31, 2022		December 31, 2021
	LIBOR plus	ABR plus	LIBOR plus	ABR plus
Revolving Credit Facility	1.06%	0.06%	1.10%	0.10%
Tranche A Term Loan	1.105%	0.105%	1.125%	0.125%
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
The interest rate period with respect to LIBOR interest rate options can be set at one-, three-, or six-months as selected by Aptiv in accordance with the terms of the Credit Agreement (or other period as may be agreed by the applicable lenders). Aptiv may elect to change the selected interest rate option in accordance with the provisions of the Credit Agreement. As of December 31, 2022, Aptiv selected the one-month LIBOR interest rate option on the Tranche A Term Loan, and the rate effective as of December 31, 2022, as detailed in the table below, was based on the Company’s current credit rating and the Applicable Rate for the Credit Agreement:

		Borrowings as of
		December 31, 2022	Rates effective as of
	Applicable Rate	(in millions)	December 31, 2022
Tranche A Term Loan	LIBOR plus 1.105%	$309	5.48%
Borrowings under the Credit Agreement are prepayable at Aptiv’s option without premium or penalty.
The Credit Agreement contains certain covenants that limit, among other things, the Company’s (and the Company’s subsidiaries’) ability to incur certain additional indebtedness or liens or to dispose of substantially all of its assets. In addition, under the June 2021 amendment, the Credit Agreement requires that the Company maintain a consolidated leverage ratio (the ratio of Consolidated Total Indebtedness to Consolidated EBITDA, each as defined in the Credit Agreement) of not more than 3.5 to 1.0 (or 4.0 to 1.0 for four full fiscal quarters following completion of material acquisitions, as defined in the Credit Agreement). Following completion of the acquisition of Wind River in December 2022, the Company elected to increase the ratio of Consolidated Total Indebtedness to Consolidated EBITDA to 4.0 to 1.0 commencing with the fiscal quarter ending December 31, 2022. Refer to Note 20. Acquisitions and Divestitures to the audited consolidated financial statements included herein for further information on this acquisition.
The Credit Agreement also contains events of default customary for financings of this type. The Company was in compliance with the Credit Agreement covenants as of December 31, 2022.
As of December 31, 2022, all obligations under the Credit Agreement were borrowed by Aptiv Corporation and jointly and severally guaranteed by AGFL and Aptiv PLC, subject to certain exceptions set forth in the Credit Agreement.
Senior Unsecured Notes
As of December 31, 2022, the Company had the following senior unsecured notes issued and outstanding:

Aggregate Principal Amount (in millions)	Stated Coupon Rate	Issuance Date	Maturity Date	Interest Payment Date

$700	2.396%	February 2022	February 2025	February 18 and August 18
749	1.50%	March 2015	March 2025	March 10
535	1.60%	September 2016	September 2028	September 15
300	4.35%	March 2019	March 2029	March 15 and September 15
800	3.25%	February 2022	March 2032	March 1 and September 1
300	4.40%	September 2016	October 2046	April 1 and October 1
350	5.40%	March 2019	March 2049	March 15 and September 15
1,500	3.10%	November 2021	December 2051	June 1 and December 1
1,000	4.15%	February 2022	May 2052	May 1 and November 1
Although the specific terms of each indenture governing each series of senior notes vary, the indentures contain certain restrictive covenants, including with respect to Aptiv’s (and Aptiv’s subsidiaries) ability to incur liens, enter into sale and leaseback transactions and merge with or into other entities. As of December 31, 2022, the Company was in compliance with the provisions of all series of the outstanding senior notes. Refer to Note 11. Debt to the audited consolidated financial statements included herein for additional information.

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
The historical presentation of the summarized financial information has been revised to be consistent with the presentation of the entities that comprise the structure of the Obligor Group as of December 31, 2022.

Obligor Group

Year Ended December 31, 2022	(in millions)
Net sales	$—
Gross margin	$—
Operating loss	$(67)
Net loss	$(299)
Net loss attributable to Aptiv	$(299)

As of December 31, 2022
Current assets (1)	$5,340
Long-term assets (2)	$516
Current liabilities (3)	$7,372
Long-term liabilities (3)	$6,668
Noncontrolling interest	$—

As of December 31, 2021
Current assets (1)	$6,432
Long-term assets	$14
Current liabilities (3)	$6,572
Long-term liabilities (3)	$4,276
Noncontrolling interest	$—
(1)Includes current assets of $4,763 million and $4,136 million due from Non-Guarantors as of December 31, 2022 and December 31, 2021, respectively, which includes amounts due from affiliates of $1 million and $5 million, respectively.
(2)Includes long-term assets of $507 million due from Non-Guarantors as of December 31, 2022.
(3)Includes current liabilities of $7,261 million and $6,530 million, and long-term liabilities of $226 million and $226 million, due to Non-Guarantors as of December 31, 2022 and December 31, 2021, respectively.

Other Financing
Receivable factoring—Aptiv maintains a €450 million European accounts receivable factoring facility that is available on a committed basis and allows for factoring of receivables denominated in both Euros and U.S. dollars (“USD”). This facility is accounted for as short-term debt and borrowings are subject to the availability of eligible accounts receivable. Collateral is not required related to these trade accounts receivable. This facility became effective on January 1, 2021 and has an initial term of three years, subject to Aptiv’s right to terminate at any time with three months’ notice. After expiration of the three-year term, either party can terminate with three months’ notice. Borrowings denominated in Euros under the facility bear interest at the three-month Euro Interbank Offered Rate (“EURIBOR”) plus 0.50% and USD borrowings bear interest at two-month LIBOR plus 0.50%, with borrowings under either denomination carrying a minimum interest rate of 0.20%. As of December 31, 2022 and 2021, Aptiv had no amounts outstanding under the European accounts receivable factoring facility. No amounts were drawn under this facility during the year ended December 31, 2022.
Finance leases and other—As of December 31, 2022 and 2021, approximately $38 million and $14 million, respectively, of other debt primarily issued by certain non-U.S. subsidiaries and finance lease obligations were outstanding.
Letter of credit facilities—In addition to the letters of credit issued under the Credit Agreement, Aptiv had approximately $3 million and $3 million outstanding through other letter of credit facilities as of December 31, 2022 and 2021, respectively, primarily to support arrangements and other obligations at certain of its subsidiaries.
Contractual Commitments
The following table summarizes our expected cash outflows resulting from financial contracts and commitments as of December 31, 2022, with amounts denominated in foreign currencies translated using foreign currency rates as of December 31, 2022. We have not included information on our recurring purchases of materials for use in our manufacturing operations. These amounts are generally consistent from year to year, closely reflect our levels of production, and are not long-term in nature. The amounts below exclude the gross liability for uncertain tax positions of $224 million as of December 31, 2022. We do not expect a significant payment related to these obligations to be made within the next twelve months. We are not able to provide a reasonably reliable estimate of the timing of future payments relating to the non-current portion of obligations associated with uncertain tax positions. For more information, refer to Note 14. Income Taxes to the audited consolidated financial statements included herein.

	Payments due by Period
	Total	2023	2024 & 2025	2026 & 2027	Thereafter
	(in millions)
Debt and finance lease obligations (excluding interest)	$6,581	$31	$1,501	$264	$4,785
Estimated interest costs related to debt and finance lease obligations	3,868	217	407	344	2,900
Operating lease obligations	514	121	173	114	106
Contractual commitments for capital expenditures	253	253	—	—	—
Other contractual purchase commitments, including information technology	421	259	147	10	5
Total	$11,637	$881	$2,228	$732	$7,796
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
Capital Expenditures
Supplier selection in the automotive industry is generally finalized several years prior to the start of production of the vehicle. Therefore, current capital expenditures are based on customer commitments entered into previously, generally several years ago when the customer contract was awarded. As of December 31, 2022, we had approximately $253 million in outstanding cancellable and non-cancellable capital commitments. Capital expenditures by operating segment and geographic region for the periods presented were:

	Year Ended December 31,
	2022	2021	2020
	(in millions)
Signal and Power Solutions	$573	$434	$355
Advanced Safety and User Experience	196	124	173
Other (1)	75	53	56
Total capital expenditures	$844	$611	$584
North America	$312	$218	$235
Europe, Middle East & Africa	271	233	212
Asia Pacific	249	149	129
South America	12	11	8
Total capital expenditures	$844	$611	$584
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
Operating activities—Net cash provided by operating activities totaled $1,263 million and $1,222 million for the years ended December 31, 2022 and 2021, respectively. Cash flows provided by operating activities for the year ended December 31, 2022 consisted primarily of net earnings of $590 million, increased by $792 million for non-cash charges for depreciation, amortization and pension costs, partially offset by $409 million related to changes in operating assets and liabilities, net of restructuring and pension contributions. Cash flows provided by operating activities for the year ended December 31, 2021 consisted primarily of net earnings of $609 million, increased by $938 million for non-cash charges for depreciation, amortization, pension costs and extinguishment of debt, partially offset by $567 million related to changes in operating assets and liabilities, net of restructuring and pension contributions.
Investing activities—Net cash used in investing activities totaled $5,182 million and $729 million for the years ended December 31, 2022 and 2021, respectively. The increase in usage is primarily attributable to $4,310 million paid for business acquisitions and other transactions, principally Wind River and Intercable Automotive, as compared to $130 million during the year ended December 31, 2021. Additionally, capital expenditures increased $233 million during the year ended December 31, 2022 as compared to the year ended December 31, 2021.
Financing activities—Net cash provided by financing activities totaled $2,359 million for the year ended December 31, 2022 and net cash used in financing activities totaled $191 million for the year ended December 31, 2021. Cash flows provided by financing activities for the year ended December 31, 2022 primarily included net proceeds of $2,472 million received from the issuance of the 2022 Senior Notes, partially offset by $63 million of MCPS dividend payments. Cash flows used in financing activities for the year ended December 31, 2021 included proceeds of $1,450 million received from the issuance of the 2021 Senior Notes, which were utilized to redeem the $700 million 2014 Senior Notes and $650 million 4.25% Senior Notes, and $63 million of MCPS dividend payments.
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

Significant Accounting Policies and Critical Accounting Estimates
Our significant accounting policies are described in Note 2. Significant Accounting Policies to the audited consolidated financial statements included herein. Certain of our accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty, which is further exacerbated by, among other factors, the unknown future duration and severity of the impacts of the ongoing global supply chain disruptions and the conflict between Ukraine and Russia. These judgments are based on our historical experience, terms of existing contracts, our evaluation of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate.
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
An acquisition may also include a redeemable noncontrolling interest component. The fair value of the noncontrolling interest is recorded to temporary equity in the consolidated balance sheet and is estimated as of the date of acquisition using a Monte Carlo simulation approach, which includes several assumptions including estimated future profitability, expected volatility rate and risk free rate. The redeemable noncontrolling interest is then adjusted each reporting period for the income (loss) attributable to the noncontrolling interest, and for any measurement period adjustments necessary to record the redeemable noncontrolling interest at the higher of its redemption value, assuming it was redeemable at the reporting date, or its carrying value. Any measurement period adjustments are recorded to retained earnings, with a corresponding increase or reduction to net income attributable to Aptiv.
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
The principal assumptions used to determine the pension expense and the actuarial value of the projected benefit obligation for the U.S. and non-U.S. pension plans were:
Assumptions used to determine benefit obligations at December 31:

	Pension Benefits
	U.S. Plans		Non-U.S. Plans
	2022	2021	2022	2021
Weighted-average discount rate	5.20%	1.90%	5.95%	3.09%
Weighted-average rate of increase in compensation levels	N/A	N/A	2.82%	2.47%

Assumptions used to determine net expense for years ended December 31:

	Pension Benefits
	U.S. Plans			Non-U.S. Plans
	2022	2021	2020	2022	2021	2020
Weighted-average discount rate	1.90%	1.20%	2.40%	3.09%	2.21%	2.87%
Weighted-average rate of increase in compensation levels	N/A	N/A	N/A	2.47%	3.64%	3.69%
Weighted-average expected long-term rate of return on plan assets	N/A	N/A	N/A	4.46%	4.29%	4.68%
We select discount rates by analyzing the results of matching each plan’s projected benefit obligations with a portfolio of high-quality fixed income investments rated AA or higher by Standard and Poor’s or Moody’s.
Aptiv does not have any U.S. pension assets; therefore no U.S. asset rate of return calculation was necessary. The primary funded non-U.S. plans are in the U.K. and Mexico. For the determination of 2022 expense, we assumed a long-term expected asset rate of return of approximately 3.75% and 7.50% for the U.K. and Mexico, respectively. We evaluated input from local actuaries and asset managers, including consideration of recent fund performance and historical returns, in developing the long-term rate of return assumptions. The assumptions for the U.K. and Mexico are primarily conservative long-term, prospective rates. To determine the expected return on plan assets, the market-related value of our plan assets is actual fair value.
Our pension expense for 2023 is determined at the December 31, 2022 measurement date. For purposes of analysis, the following table highlights the sensitivity of our pension obligations and expense attributable to changes in key assumptions:

Change in Assumption	Impact on Pension Expense	Impact on PBO
25 basis point (“bp”) decrease in discount rate	Less than + $1 million	‘+ $16 million
25 bp increase in discount rate	‘- $1 million	‘- $15 million
25 bp decrease in long-term expected return on assets	‘+ $1 million	—
25 bp increase in long-term expected return on assets	‘- $1 million	—
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
Valuation of Long-Lived Assets, Intangible Assets and Investments in Affiliates and Expected Useful Lives
We monitor our long-lived and definite-lived assets, including our investments in affiliates, the most significant of which is our investment in Motional AD LLC, for impairment indicators on an ongoing basis based on projections of anticipated future cash flows, including future profitability assessments of various manufacturing sites when events and circumstances warrant such a review. If impairment indicators exist, we perform the required impairment analysis by comparing the undiscounted cash flows expected to be generated from the long-lived assets to the related net book values. If the net book value exceeds the undiscounted cash flows, an impairment loss is measured and recognized. An impairment loss is measured as the difference between the net book value and the estimated fair value of the long-lived assets. Even if an impairment charge is not required, a reassessment of the useful lives over which depreciation or amortization is being recognized may be appropriate based on our assessment of the recoverability of these assets. We estimate cash flows and fair value using internal budgets based on recent sales data, independent automotive production volume estimates and customer commitments and review of appraisals. The key factors which impact our estimates are (1) future production estimates; (2) customer preferences and decisions; (3) product pricing; (4) manufacturing and material cost estimates; and (5) product life / business retention. Any differences in actual results from the estimates could result in fair values different from the estimated fair values, which could materially impact our future results of operations and financial condition. We believe that the projections of anticipated future cash flows and fair value assumptions are reasonable; however, changes in assumptions underlying these estimates could affect our valuations.

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

Recently Issued Accounting Pronouncements
Refer to Note 2. Significant Accounting Policies to the audited consolidated financial statements included herein for a complete description of recent accounting standards which we have not yet been required to implement which may be applicable to our operations. Additionally, the significant accounting standards that have been adopted during the year ended December 31, 2022 are described.
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
Currency Exchange Rate Risk
Currency exposures may impact future earnings and/or operating cash flows. We have currency exposures related to buying, selling and financing in currencies other than the local functional currencies in which we operate (“transactional exposure”). We also have currency exposures related to the translation of the financial statements of our foreign subsidiaries that use the local currency as their functional currency into U.S. dollars, the Company’s reporting currency (“translational exposure”). The impact of translational exposure is recorded within currency translation adjustment in the consolidated statements of comprehensive income. During the year ended December 31, 2022, the foreign currency translation adjustment loss of $198 million was primarily due to the impact of a strengthening U.S. dollar, which increased approximately 5% in relation to the Euro and 8% in relation to the Chinese Yuan Renminbi from December 31, 2021.
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
In some instances, we choose to reduce our transactional exposures through financial instruments (hedges) that provide offsets or limits to our exposures. Currently, our most significant hedged currency exposures relate to the Mexican Peso, Chinese Yuan Renminbi, Polish Zloty, Euro and Hungarian Forint. As of December 31, 2022 and 2021 the net fair value liability of all financial instruments, including hedges and underlying transactions, with exposure to currency risk was approximately $446 million and $876 million, respectively. The potential change in fair value for such financial instruments from a hypothetical 10% adverse change in quoted currency exchange rates would be a gain of approximately $17 million and a loss of approximately $34 million as of December 31, 2022 and 2021, respectively. The potential change in fair value from a hypothetical 10% favorable change in quoted currency exchange rates would be a loss of approximately $6 million and a gain of approximately $43 million as of December 31, 2022 and 2021, respectively. The impact of a 10% change in rates on fair value differs from a 10% change in the net fair value liability due to the existence of hedges. The model assumes a parallel shift in currency exchange rates; however, currency exchange rates rarely move in the same direction. The assumption that currency exchange rates change in a parallel fashion may overstate the impact of changing currency exchange rates on assets and liabilities denominated in currencies other than the U.S. dollar.

Commodity Price Risk
Commodity swaps/average rate forward contracts are executed to offset a portion of our exposure to the potential change in prices mainly for various non-ferrous metals used in the manufacturing of automotive components, primarily copper. The net fair value of our contracts was a liability of $35 million and an asset of $34 million as of December 31, 2022 and 2021, respectively. If the price of the commodities that are being hedged by our commodity swaps/average rate forward contracts changed adversely or favorably by 10%, the fair value of our commodity swaps/average rate forward contracts would decrease or increase by $37 million and $36 million as of December 31, 2022 and 2021, respectively. A 10% change in the net fair value asset differs from a 10% change in rates on fair value due to the relative differences between the underlying commodity prices and the prices in place in our commodity swaps/average rate forward contracts. These amounts exclude the offsetting impact of the price risk inherent in the physical purchase of the underlying commodities.
Interest Rate Risk
Our exposure to market risk associated with changes in interest rates relates primarily to our debt obligations. We do not use interest rate swap or other derivative contracts to manage our exposure to fluctuations in interest rates. As of December 31, 2022, we had approximately $309 million of floating rate debt, related to the Credit Agreement. The Credit Agreement carries an interest rate, at our option, on Tranche A Term Loan borrowings of either (a) the ABR plus 0.105% per annum, or (b) LIBOR plus 1.105% per annum, and on Revolving Credit Facility borrowings of either (a) the ABR plus 0.06% per annum, or (b) LIBOR plus 1.06% per annum, each of which include an adjustment resulting from the Company having met the sustainability-linked targets for the 2021 calendar year.
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
The table below indicates interest rate sensitivity on interest expense to floating rate debt based on amounts outstanding as of December 31, 2022.

Credit Agreement
Change in Rate	(impact to annual interest expense, in millions)
25 bps decrease	- $1
25 bps increase	+$1

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Aptiv PLC
Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Aptiv PLC (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income, redeemable noncontrolling interest and shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 8, 2023 expressed an unqualified opinion thereon.

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

Uncertain Tax Positions
Description of the Matter
As described in Notes 2 and 14, the Company establishes reserves for uncertain tax positions for positions that are taken on their income tax returns that might not be sustained upon examination by the taxing authorities. At December 31, 2022, the Company has recorded approximately $224 million relating to uncertain tax positions.

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

Revenue Recognition
Description of the Matter
As described in Notes 2 and 24, Aptiv occasionally enters into pricing agreements with its customers that provide for price reductions, some of which are conditional upon achieving certain joint cost saving targets. In addition, from time to time, Aptiv makes payments to customers in conjunction with ongoing business. Revenue is recognized based on the agreed-upon price at the time of shipment, and sales incentives, allowances and certain customer payments are recognized as a reduction to revenue at the time of the commitment to provide such incentives or make these payments. Certain other customer payments or upfront fees are considered to be a cost to obtain a contract as they are directly attributable to a contract, are incremental and management expects the payments to be recoverable. In these cases, the customer payment is capitalized and amortized to revenue based on the transfer of goods and services to the customer for which the upfront payment relates. As of December 31, 2022, Aptiv has recorded $78 million related to these capitalized upfront payments.

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

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the review of customer contracts. This included testing controls over management’s process to identify and evaluate customer contracts that contain sales incentives, allowances and customer payments that impact revenue recognition.

Our audit procedures to test the completeness of the Company’s identification of such contracts included, among others, interviewing sales representatives who are responsible for negotiations with customers and testing cash payments and credit memos issued to customers. To test management’s assessment of customer contracts containing sales incentives, allowances and customer payments, our procedures included, among others, selecting a sample of customer agreements, obtaining and reviewing source documentation, including master agreements, and other documents that were part of the agreement, and evaluating the contract terms to determine the appropriateness of the accounting treatment.

Acquisition of Wind River - Valuation of Intangible Assets
Description of the Matter
As described in Note 20, Aptiv completed the acquisition of Wind River Systems, Inc. (“Wind River”) on December 23, 2022, for total consideration of approximately $3.5 billion. The acquisition was accounted for as a business combination and, as such, the Company measured the assets acquired and liabilities assumed at their acquisition-date fair values, including the estimated fair values of the technology-related and customer-based intangible assets of $750 million and $630 million, respectively. The estimated fair value of these assets was based on third-party valuations and management’s estimates, generally utilizing income and market approaches.

Auditing the Company's valuation of technology-related and customer-based intangible assets was complex and required significant auditor judgment due to the high degree of subjectivity in evaluating certain assumptions required to estimate the fair value of these intangible assets. The fair value measurement was sensitive to underlying assumptions including discount rates, and management’s estimate of projected revenue growth rates and profit margins. These assumptions relate to the future performance of the acquired business, are forward-looking and could be affected by future economic and market conditions.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the valuation of the technology-related and customer-based intangible assets. This included testing controls over management’s review of the significant assumptions and other inputs used in the valuation of these intangible assets, and review of the valuation model.

Our audit procedures to test the estimated fair value of the acquired technology-related and customer-based intangible assets included, among others, evaluating the Company's use of valuation methodologies, evaluating the prospective financial information and testing the completeness and accuracy of the underlying data supporting the significant assumptions and estimates. We involved our valuation specialists to review the valuation model and assist in testing the significant assumptions used to value the technology-related and customer-based intangible assets. Our testing also included comparing significant management assumptions to current industry and market trends, historical results of the acquired business and to other relevant factors. We also performed sensitivity analyses of the significant assumptions to evaluate the change in the fair value resulting from changes in the assumptions.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2006
Detroit, Michigan
February 8, 2023

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Aptiv PLC

Opinion on Internal Control Over Financial Reporting

We have audited Aptiv PLC’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Aptiv PLC (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Wind River Systems, Inc. or Intercable Automotive Solutions S.r.l, which are included in the 2022 consolidated financial statements of the Company and constituted 23% of total assets as of December 31, 2022 and less than 1% of net sales and net income for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Wind River Systems, Inc. or Intercable Automotive Solutions S.r.l.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, and the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and financial statement schedule and our report dated February 8, 2023 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP
Detroit, Michigan
February 8, 2023

APTIV PLC
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2022	2021	2020
	(in millions, except per share amounts)
Net sales	$17,489	$15,618	$13,066
Operating expenses:
Cost of sales	14,854	13,182	11,126
Selling, general and administrative	1,138	1,075	976
Amortization	149	148	144
Restructuring (Note 10)	85	24	136
Gain on autonomous driving joint venture (Note 20)	—	—	(1,434)
Total operating expenses	16,226	14,429	10,948
Operating income	1,263	1,189	2,118
Interest expense	(219)	(150)	(164)
Other expense, net (Note 19)	(54)	(129)	—
Income before income taxes and equity loss	990	910	1,954
Income tax expense	(121)	(101)	(49)
Income before equity loss	869	809	1,905
Equity loss, net of tax	(279)	(200)	(83)
Net income	590	609	1,822
Net (loss) income attributable to noncontrolling interest	(3)	19	18
Net loss attributable to redeemable noncontrolling interest	(1)	—	—
Net income attributable to Aptiv	594	590	1,804
Mandatory convertible preferred share dividends (Note 15)	(63)	(63)	(35)
Net income attributable to ordinary shareholders	$531	$527	$1,769

Basic net income per share:
Basic net income per share attributable to ordinary shareholders	$1.96	$1.95	$6.72
Weighted average number of basic shares outstanding	270.90	270.46	263.43

Diluted net income per share (Note 15):
Diluted net income per share attributable to ordinary shareholders	$1.96	$1.94	$6.66
Weighted average number of diluted shares outstanding	271.18	271.22	270.70
See notes to consolidated financial statements.

APTIV PLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2022	2021	2020
	(in millions)
Net income	$590	$609	$1,822
Other comprehensive (loss) income:
Currency translation adjustments	(198)	(143)	154
Net change in unrecognized gain (loss) on derivative instruments, net of tax (Note 17)	24	(57)	27
Employee benefit plans adjustment, net of tax (Note 12)	59	73	(5)
Other comprehensive (loss) income	(115)	(127)	176
Comprehensive income	475	482	1,998
Comprehensive (loss) income attributable to noncontrolling interest	(1)	19	20
Comprehensive income attributable to redeemable noncontrolling interest	1	—	—
Comprehensive income attributable to Aptiv	$475	$463	$1,978
See notes to consolidated financial statements.

APTIV PLC
CONSOLIDATED BALANCE SHEETS

	December 31,
	2022	2021
	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$1,531	$3,139
Accounts receivable, net of allowance for doubtful accounts of $52 million and $37 million, respectively (Note 2)	3,433	2,784
Inventories (Note 3)	2,340	2,014
Other current assets (Note 4)	480	499
Total current assets	7,784	8,436
Long-term assets:
Property, net (Note 6)	3,495	3,294
Operating lease right-of-use assets (Note 25)	451	383
Investments in affiliates (Note 5)	1,723	1,797
Intangible assets, net (Note 7)	2,585	964
Goodwill (Note 7)	5,106	2,511
Other long-term assets (Note 4)	740	622
Total long-term assets	14,100	9,571
Total assets	$21,884	$18,007
LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt (Note 11)	$31	$8
Accounts payable	3,150	2,953
Accrued liabilities (Note 8)	1,684	1,246
Total current liabilities	4,865	4,207
Long-term liabilities:
Long-term debt (Note 11)	6,460	4,059
Pension benefit obligations (Note 12)	354	440
Long-term operating lease liabilities (Note 25)	361	304
Other long-term liabilities (Note 8)	750	436
Total long-term liabilities	7,925	5,239
Total liabilities	12,790	9,446
Commitments and contingencies (Note 13)
Redeemable noncontrolling interest (Note 2)	96	—
Shareholders’ equity:
Preferred shares, $0.01 par value per share, 50,000,000 shares authorized; 11,500,000 shares of 5.50% Mandatory Convertible Preferred Shares, Series A, issued and outstanding as of December 31, 2022 and 2021	—	—
Ordinary shares, $0.01 par value per share, 1,200,000,000 shares authorized, 270,949,579 and 270,514,140 issued and outstanding as of December 31, 2022 and 2021, respectively	3	3
Additional paid-in-capital	3,989	3,939
Retained earnings	5,608	5,077
Accumulated other comprehensive loss (Note 16)	(791)	(672)
Total Aptiv shareholders’ equity	8,809	8,347
Noncontrolling interest	189	214
Total shareholders’ equity	8,998	8,561
Total liabilities, redeemable noncontrolling interest and shareholders’ equity	$21,884	$18,007
See notes to consolidated financial statements.

APTIV PLC
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2022	2021	2020
	(in millions)
Cash flows from operating activities:
Net income	$590	$609	$1,822
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	613	625	620
Amortization	149	148	144
Amortization of deferred debt issuance costs	9	8	9
Restructuring expense, net of cash paid	18	(56)	(15)
Deferred income taxes	(144)	(60)	(52)
Pension and other postretirement benefit expenses	30	39	38
Loss from equity method investments, net of dividends received	284	206	92
Loss on modification of debt	—	1	4
Loss on extinguishment of debt	—	126	—
Loss on sale of assets	1	—	3
Share-based compensation	86	87	60
Gain on autonomous driving joint venture, net	—	—	(1,434)
Other charges related to Ukraine/Russia conflict	54	—	—
Changes in operating assets and liabilities:
Accounts receivable, net	(497)	37	(243)
Inventories	(258)	(710)	(8)
Other assets	66	61	78
Accounts payable	137	265	186
Accrued and other long-term liabilities	142	(110)	173
Other, net	7	(26)	(31)
Pension contributions	(24)	(28)	(33)
Net cash provided by operating activities	1,263	1,222	1,413
Cash flows from investing activities:
Capital expenditures	(844)	(611)	(584)
Proceeds from sale of property	4	9	10
Cost of business acquisitions and other transactions, net of cash acquired	(4,310)	(130)	(49)
Proceeds from sale of technology investments	3	22	—
Cost of technology investments	(42)	(2)	(2)
Settlement of derivatives	7	(17)	(1)
Net cash used in investing activities	(5,182)	(729)	(626)
Cash flows from financing activities:
Net repayments under other short-term debt agreements	(1)	(22)	(372)
Net repayments under other long-term debt agreements	(4)	(8)	(39)
Repayment of senior notes	—	(1,473)	—
Proceeds from issuance of senior notes, net of issuance costs	2,472	1,450	—
Fees related to modification of debt agreements	—	(6)	(18)
Proceeds from the public offering of ordinary shares, net of issuance costs	—	—	1,115
Proceeds from the public offering of preferred shares, net of issuance costs	—	—	1,115
Contingent consideration payments	—	(24)	—
Dividend payments of consolidated affiliates to minority shareholders	(9)	—	(10)
Repurchase of ordinary shares	—	—	(57)
Distribution of mandatory convertible preferred share cash dividends	(63)	(63)	(32)
Distribution of ordinary share cash dividends	—	—	(56)
Taxes withheld and paid on employees’ restricted share awards	(36)	(45)	(33)
Net cash provided by (used in) financing activities	2,359	(191)	1,613
Effect of exchange rate fluctuations on cash, cash equivalents and restricted cash	(24)	(16)	24
(Decrease) increase in cash, cash equivalents and restricted cash	(1,584)	286	2,424
Cash, cash equivalents and restricted cash at beginning of the year	3,139	2,853	429
Cash, cash equivalents and restricted cash at end of the year	$1,555	$3,139	$2,853

Reconciliation of cash, cash equivalents and restricted cash and cash classified as assets held for sale:
	December 31,
	2022	2021	2020
	(in millions)
Cash, cash equivalents and restricted cash	$1,531	$3,139	$2,853
Cash classified as assets held for sale	24	—	—
Total cash, cash equivalents and restricted cash	$1,555	$3,139	$2,853
See notes to consolidated financial statements.

APTIV PLC
CONSOLIDATED STATEMENTS OF REDEEMABLE NONCONTROLLING INTEREST AND SHAREHOLDERS’ EQUITY

	Year Ended December 31,
		Ordinary Shares		Preferred Shares

	Redeemable Noncontrolling Interest	Number of Shares	Amount of Shares	Number of Shares	Amount of Shares	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Aptiv Shareholders’ Equity	Noncontrolling Interest	Total Shareholders’ Equity
2022		(in millions)
Balance at January 1, 2022	$—	271	$3	12	$—	$3,939	$5,077	$(672)	$8,347	$214	$8,561
Net income	—	—	—	—	—	—	594	—	594	—	594
Other comprehensive loss	—	—	—	—	—	—	—	(119)	(119)	—	(119)
Net loss attributable to noncontrolling interest	(1)	—	—	—	—	—	—	—	—	(3)	(3)
Other comprehensive income attributable to noncontrolling interest	2	—	—	—	—	—	—	—	—	2	2
Dividend payments of consolidated affiliates to minority shareholders	—	—	—	—	—	—	—	—	—	(24)	(24)
Mandatory convertible preferred share cumulative dividends	—	—	—	—	—	—	(63)	—	(63)	—	(63)
Taxes withheld on employees’ restricted share award vestings	—	—	—	—	—	(36)	—	—	(36)	—	(36)
Share-based compensation	—	—	—	—	—	86	—	—	86	—	86
Acquired redeemable noncontrolling interest (Note 20)	95	—	—	—	—	—	—	—	—	—	—
Balance at December 31, 2022	$96	271	$3	12	$—	$3,989	$5,608	$(791)	$8,809	$189	$8,998

2021
Balance at January 1, 2021	$—	270	$3	12	$—	$3,897	$4,550	$(545)	$7,905	$195	$8,100
Net income	—	—	—	—	—	—	590	—	590	—	590
Other comprehensive loss	—	—	—	—	—	—	—	(127)	(127)	—	(127)
Net income attributable to noncontrolling interest	—	—	—	—	—	—	—	—	—	19	19
Mandatory convertible preferred share cumulative dividends	—	—	—	—	—	—	(63)	—	(63)	—	(63)
Taxes withheld on employees’ restricted share award vestings	—	—	—	—	—	(45)	—	—	(45)	—	(45)
Share-based compensation	—	1	—	—	—	87	—	—	87	—	87
Balance at December 31, 2021	$—	271	$3	12	$—	$3,939	$5,077	$(672)	$8,347	$214	$8,561
See notes to consolidated financial statements.

APTIV PLC
CONSOLIDATED STATEMENTS OF REDEEMABLE NONCONTROLLING INTEREST AND SHAREHOLDERS’ EQUITY (Continued)

	Year Ended December 31,
		Ordinary Shares		Preferred Shares

	Redeemable Noncontrolling Interest	Number of Shares	Amount of Shares	Number of Shares	Amount of Shares	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Aptiv Shareholders’ Equity	Noncontrolling Interest	Total Shareholders’ Equity
2020		(in millions)
Balance at January 1, 2020	$—	255	$3	—	$—	$1,645	$2,890	$(719)	$3,819	$192	$4,011
Net income	—	—	—	—	—	—	1,804	—	1,804	—	1,804
Other comprehensive income	—	—	—	—	—	—	—	174	174	—	174
Net income attributable to noncontrolling interest	—	—	—	—	—	—	—	—	—	18	18
Other comprehensive income attributable to noncontrolling interest	—	—	—	—	—	—	—	—	—	2	2
Dividends on ordinary shares	—	—	—	—	—	1	(57)	—	(56)	—	(56)
Dividend payments of consolidated affiliates to minority shareholders	—	—	—	—	—	—	—	—	—	(17)	(17)
Mandatory convertible preferred share cumulative dividends	—	—	—	—	—	—	(35)	—	(35)	—	(35)
Taxes withheld on employees’ restricted share award vestings	—	—	—	—	—	(33)	—	—	(33)	—	(33)
Repurchase of ordinary shares	—	(1)	—	—	—	(6)	(51)	—	(57)	—	(57)
Issuance of ordinary shares	—	15	—	—	—	1,115	—	—	1,115	—	1,115
Issuance of mandatory convertible preferred shares	—	—	—	12	—	1,115	—	—	1,115	—	1,115
Share-based compensation	—	1	—	—	—	60	—	—	60	—	60
Adjustment for recently adopted accounting pronouncements	—	—	—	—	—	—	(1)	—	(1)	—	(1)
Balance at December 31, 2020	$—	270	$3	12	$—	$3,897	$4,550	$(545)	$7,905	$195	$8,100
See notes to consolidated financial statements.

APTIV PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. GENERAL
General and basis of presentation—“Aptiv,” the “Company,” “we,” “us” and “our” refer to Aptiv PLC (formerly known as Delphi Automotive PLC), a public limited company formed under the laws of Jersey on May 19, 2011, which completed an initial public offering on November 22, 2011, and its consolidated subsidiaries. The Company’s ordinary shares are publicly traded on the New York Stock Exchange under the symbol “APTV.”
The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).
Nature of operations—Aptiv is a leading global technology and mobility architecture company primarily serving the automotive sector. We deliver end-to-end mobility solutions enabling our customers' transition to more electrified, software-defined vehicles. We design and manufacture vehicle components and provide electrical, electronic and active safety technology solutions to the global automotive and commercial vehicle markets. Aptiv is one of the largest vehicle technology suppliers and our customers include the 25 largest automotive original equipment manufacturers (“OEMs”) in the world. Aptiv operates 131 major manufacturing facilities and 11 major technical centers utilizing a regional service model that enables the Company to efficiently and effectively serve its global customers from best cost countries. Aptiv has a presence in 48 countries and has approximately 22,000 scientists, engineers and technicians focused on developing market relevant product solutions for its customers.

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
During the years ended December 31, 2022, 2021 and 2020, Aptiv received dividends of $5 million, $6 million and $9 million, respectively, from one of its equity method investments. The dividends were recognized as a reduction to the investment and represented a return on investment in cash flows from operating activities.
Aptiv's equity investments without readily determinable fair value totaled $67 million and $30 million as of December 31, 2022 and 2021, respectively, and are classified within other long-term assets in the consolidated balance sheets. Aptiv's investments in publicly traded equity securities totaled $17 million and $66 million as of December 31, 2022 and 2021, respectively, and are classified within other long-term assets in the consolidated balance sheet. Refer to Note 5. Investments in Affiliates for further information regarding Aptiv's equity investments.
In 2022, the Company acquired 85% of the equity interests of Intercable Automotive Solutions (“Intercable Automotive”). Concurrent with the acquisition, the Company entered into an agreement with the noncontrolling interest holders that provides the Company with the right to purchase, and the noncontrolling interest holders with the right to sell, the remaining 15% of Intercable Automotive for cash at a contractually defined value beginning in 2026. As a result of this redemption feature, the Company recorded the redeemable noncontrolling interest at its acquisition-date fair value to temporary equity in the consolidated balance sheet. The redeemable noncontrolling interest is adjusted each reporting period for the income (loss) attributable to the noncontrolling interest, and for any measurement period adjustments necessary to record the redeemable noncontrolling interest at the higher of its redemption value, assuming it was redeemable at the reporting date, or its carrying value. Any measurement period adjustments are recorded to retained earnings, with a corresponding increase or reduction to net income attributable to Aptiv. Refer to Note 20. Acquisitions and Divestitures for further information regarding this acquisition and the redeemable noncontrolling interest.

Use of estimates—Preparation of consolidated financial statements in conformity with U.S. GAAP requires the use of estimates and assumptions that affect amounts reported therein. Generally, matters subject to estimation and judgment include amounts related to accounts receivable realization, inventory obsolescence, asset impairments, useful lives of intangible and fixed assets, deferred tax asset valuation allowances, income taxes, pension benefit plan assumptions, accruals related to litigation, warranty costs, environmental remediation costs, contingent consideration arrangements, redeemable noncontrolling interest, worker’s compensation accruals and healthcare accruals. Due to the inherent uncertainty involved in making estimates, including the duration and severity of the impacts of the ongoing global supply chain disruptions and the conflict between Ukraine and Russia, actual results reported in future periods may be based upon amounts that differ from those estimates.
Revenue recognition—Revenue is measured based on consideration specified in a contract with a customer. Customer contracts for production parts generally are represented by a combination of a current purchase order and a current production schedule issued by the customer. Customer contracts for software licenses are generally represented by a sales contract or purchase order. The Company recognizes revenue when it satisfies a performance obligation by transferring control over a product or service to a customer. Revenue from software licenses is generally recognized at a point in time upon delivery while revenue from post delivery support and maintenance for software contracts are recognized over time on a ratable basis over the contract term. From time to time, Aptiv enters into pricing agreements with its customers that provide for price reductions, some of which are conditional upon achieving certain joint cost saving targets. In these instances, revenue is recognized based on the agreed-upon price at the time of shipment.
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
Research and development—Costs are incurred in connection with research and development programs that are expected to contribute to future earnings. Such costs are charged against income as incurred. Total research and development expenses, including engineering, net of customer reimbursements, were approximately $1,120 million, $1,030 million and $1,024 million for the years ended December 31, 2022, 2021 and 2020, respectively.
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
Aptiv primarily utilizes historical loss and recovery data, combined with information on current economic conditions and reasonable and supportable forecasts to develop the estimate of the allowance for doubtful accounts in accordance with ASC Topic 326, Financial Instruments – Credit Losses (“ASC 326”). As of December 31, 2022 and December 31, 2021, the Company reported $3,433 million and $2,784 million, respectively, of accounts receivable, net of the allowances, which includes the allowance for doubtful accounts of $52 million and $37 million, respectively. The provision for doubtful accounts was $27 million, $22 million, and $39 million for the years ended December 31, 2022, 2021 and 2020, respectively. Other changes in the allowance were not material for the year ended December 31, 2022.
Inventories—As of December 31, 2022 and 2021, inventories are stated at the lower of cost, determined on a first-in, first-out basis, or net realizable value, including direct material costs and direct and indirect manufacturing costs. Refer to Note 3. Inventories for additional information. Obsolete inventory is identified based on analysis of inventory for known obsolescence issues, and, generally, the market value of inventory on hand in excess of one year’s supply is fully-reserved.
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
Pre-production costs related to long-term supply agreements—The Company incurs pre-production engineering, development and tooling costs related to products produced for its customers under long-term supply agreements. Engineering, testing and other costs incurred in the design and development of production parts are expensed as incurred, unless the costs are reimbursable, as specified in a customer contract. As of December 31, 2022 and 2021, $250 million and $286 million of such contractually reimbursable costs were capitalized, respectively. These amounts are recorded within other current and other long-term assets in the consolidated balance sheets, as further detailed in Note 4. Assets.
Special tools represent Aptiv-owned tools, dies, jigs and other items used in the manufacture of customer components that will be sold under long-term supply arrangements, the costs of which are capitalized within property, plant and equipment if the Company has title to the assets. Special tools also include capitalized unreimbursed pre-production tooling costs related to customer-owned tools for which the customer has provided Aptiv a non-cancellable right to use the tool. Aptiv-owned special tool balances are depreciated over the expected life of the special tool or the life of the related vehicle program, whichever is shorter. The unreimbursed costs incurred related to customer-owned special tools that are not subject to reimbursement are capitalized and depreciated over the expected life of the special tool or the life of the related vehicle program, whichever is shorter. At December 31, 2022 and 2021, the special tools balance, net of accumulated depreciation, was $437 million and $405 million, respectively, included within property, net in the consolidated balance sheets. As of December 31, 2022 and 2021, the Aptiv-owned special tools balance was $350 million and $303 million, respectively, and the customer-owned special tools balance was $87 million and $102 million, respectively.
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
The Company applies the short-term lease exception, which results in a single lease cost being allocated over the lease term, generally on a straight-line basis, for leases with a term of twelve months or less. These leases are not presented in the consolidated balance sheets. Additionally, the Company applies the practical expedient to not separate lease components from non-lease components and instead accounts for both as a single lease component for all asset classes. Refer to Note 25. Leases for additional information.
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
Intangible assets—The Company amortizes definite-lived intangible assets over their estimated useful lives. The Company has definite-lived intangible assets related to patents and developed technology, customer relationships and trade names. Indefinite-lived in-process research and development intangible assets are not amortized, but are tested for impairment annually, or more frequently when indicators of potential impairment exist, until the completion or abandonment of the associated research and development efforts. Upon completion of the projects, the assets will be amortized over the expected economic life of the asset, which will be determined on that date. Should the project be determined to be abandoned, and if the asset developed has no alternative use, the full value of the asset will be charged to expense. The Company also has intangible assets related to acquired trade names that are classified as indefinite-lived when there are no foreseeable limits on the periods of time over which they are expected to contribute cash flows. These indefinite-lived trade name assets are tested for impairment annually, or more frequently when indicators of potential impairment exist. Costs to renew or extend the term of acquired intangible assets are recognized as expense as incurred. No intangible asset impairment charges were recorded during the years ended December 31, 2022, 2021 and 2020. Refer to Note 7. Intangible Assets and Goodwill for additional information.
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

Goodwill impairment—In the fourth quarter of 2022, 2021 and 2020, the Company completed a qualitative goodwill impairment assessment, and after evaluating the results, events and circumstances of the Company, we concluded that sufficient evidence existed to assert qualitatively that it was more likely than not that the estimated fair value of each reporting unit remained in excess of its carrying values. Therefore, a quantitative impairment assessment was not necessary. No goodwill impairments were recorded in 2022, 2021 or 2020. Refer to Note 7. Intangible Assets and Goodwill for additional information.
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
Foreign currency translation—Assets and liabilities of non-U.S. subsidiaries that use a currency other than U.S. dollars as their functional currency are translated to U.S. dollars at end-of-period currency exchange rates. The consolidated statements of operations of non-U.S. subsidiaries are translated to U.S. dollars at average-period currency exchange rates. The effect of translation for non-U.S. subsidiaries is generally reported in other comprehensive income (“OCI”). The accumulated foreign currency translation adjustment related to an investment in a foreign subsidiary is reclassified to net income upon sale or upon complete or substantially complete liquidation of the respective entity. The effect of remeasurement of assets and liabilities of non-U.S. subsidiaries that use the U.S. dollar as their functional currency is primarily included in cost of sales. Also included in cost of sales are gains and losses arising from transactions denominated in a currency other than the functional currency of a particular entity. Net foreign currency transaction losses of $30 million were included in the consolidated statements of operations for the year ended December 31, 2022. There were no net foreign currency transaction gains or losses for the year ended December 31, 2021. Net foreign currency transaction losses of $20 million were included in the consolidated statements of operations for the year ended December 31, 2020.
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

Customer concentrations—As reflected in the table below, net sales to General Motors (“GM”), Stellantis N.V. (“Stellantis”), Ford Motor Company (“Ford”) and Volkswagen Group (“VW”), Aptiv’s four largest customers, totaled approximately 34%, 35% and 38% of our total net sales for the years ended December 31, 2022, 2021 and 2020, respectively. Both of Aptiv’s operating segments recognized net sales to these customers during each period presented.

	Percentage of Total Net Sales			Accounts Receivable
	Year Ended December 31,			December 31, 2022	December 31, 2021
	2022	2021	2020
				(in millions)
GM	9%	8%	9%	$231	$208
Stellantis (1)	9%	11%	12%	325	317
Ford	8%	7%	7%	250	220
VW	8%	9%	10%	186	163
(1)On January 16, 2021, Fiat Chrysler Automobiles N.V. (“FCA”) and Peugeot Citroën (“PSA”) merged to form Stellantis. Net sales to FCA and PSA before the date of the merger are included in net sales to Stellantis in the table above for the years ended December 31, 2021 and 2020.
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
Foreign exchange forward contracts are accounted for as hedges of firm or forecasted foreign currency commitments or foreign currency exposure of the net investment in certain foreign operations to the extent they are designated and assessed as highly effective. All foreign exchange contracts are marked to market on a current basis. Commodity swaps are accounted for as hedges of firm or anticipated commodity purchase contracts to the extent they are designated and assessed as effective. All other commodity derivative contracts that are not designated as hedges are either marked to market on a current basis or are exempted from mark to market accounting as normal purchases. At December 31, 2022 and 2021, the Company’s exposure to movements in interest rates was not hedged with derivative instruments. Refer to Note 17. Derivatives and Hedging Activities and Note 18. Fair Value of Financial Instruments for additional information.
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
Government incentives—From time to time, Aptiv receives government incentives in the form of cash grants and other incentives in return for past or future compliance with certain conditions. The Company accounts for funds received from government grants that are not in the form of an income tax credit, revenue from a contract with a customer or a loan, by analogy to International Accounting Standards 20, Accounting for Government Grants and Disclosure of Government Assistance. Accordingly, we recognize funds we receive from government grants in the consolidated statement of operations when there is reasonable assurance that Aptiv will comply with the conditions associated with the grant and the grants will be received. Recognition occurs on a systematic basis over the periods in which Aptiv recognizes, as expenses, the related costs for which the grants are intended to defray.
Aptiv is eligible to receive certain government grants because we engage in qualifying capital investments and other activities as defined by the relevant governmental entities awarding the grants. Typically, grant agreements require that Aptiv complies with certain conditions, including committing to minimum levels of capital investment and maintenance of a minimum level of headcount at the impacted manufacturing site. Aptiv generally recognizes government grants of an operating nature as a reduction to operating expenses (primarily cost of sales) in the consolidated statements of operations. During the year ended December 31, 2022, government grants were recognized as reductions to operating expenses of approximately $20 million.
Aptiv records capital-related grants as a reduction to property, plant and equipment, net in the consolidated balance sheets, which ultimately results in a reduction to depreciation expense over the useful life of the corresponding asset. Capital-related grants reduced gross property, plant and equipment by approximately $10 million during the year ended December 31, 2022. Amounts recorded as due from and due to governmental entities in the consolidated balance sheets were not significant for any period presented.
Our agreements with governmental entities have an average duration of five years and certain of these agreements include provisions for the recapture of funding if the Company fails to comply with various aspects of the agreement.
Recently adopted accounting pronouncements—In June 2022, the FASB issued Accounting Standards Update (“ASU”) 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions. The amendments in this update clarify the guidance when measuring the fair value of an equity security subject to contractual restrictions that prohibit the sale of an equity security and introduces new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value in accordance with Topic 820. As permitted, the Company elected to early adopt this guidance effective in the second quarter of 2022. The adoption of this guidance resulted in incremental disclosures in the Company’s financial statements.
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
In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. This guidance requires that an acquirer recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”). At the acquisition date, an acquirer should account for the related revenue contracts in accordance with ASC 606 as if it had originated the contracts. As permitted, the Company elected to early adopt this guidance effective January 1, 2022. This guidance was applied to the Company’s 2022 business combinations and will be applied to any business combinations that occur in future periods.
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

3. INVENTORIES
Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or net realizable value, including direct material costs and direct and indirect manufacturing costs. A summary of inventories is shown below:

	December 31, 2022	December 31, 2021
	(in millions)
Productive material	$1,570	$1,311
Work-in-process	164	172
Finished goods	606	531
Total	$2,340	$2,014

4. ASSETS
Other current assets consisted of the following:

	December 31, 2022	December 31, 2021
	(in millions)
Value added tax receivable	$167	$178
Prepaid insurance and other expenses	75	63
Reimbursable engineering costs	90	110
Notes receivable	8	16
Income and other taxes receivable	40	54
Deposits to vendors	7	6
Derivative financial instruments (Note 17)	44	38
Capitalized upfront fees (Note 24)	17	34
Contract assets (Note 24)	24	—
Other	8	—
Total	$480	$499
Other long-term assets consisted of the following:

	December 31, 2022	December 31, 2021
	(in millions)
Deferred income taxes, net (Note 14)	$259	$159
Unamortized Revolving Credit Facility debt issuance costs	8	11
Income and other taxes receivable	30	28
Reimbursable engineering costs	160	176
Value added tax receivable	2	20
Equity investments (Note 5)	84	96
Derivative financial instruments (Note 17)	14	3
Capitalized upfront fees (Note 24)	61	58
Contract assets (Note 24)	43	—
Other	79	71
Total	$740	$622

5. INVESTMENTS IN AFFILIATES
Equity Method Investments
As part of Aptiv’s operations, it has investments in five non-consolidated affiliates accounted for under the equity method of accounting. These affiliates are not publicly traded companies and are located primarily in North America, Europe and Asia Pacific. Aptiv’s ownership percentages vary generally from approximately 20% to 50%, with the most significant investments being in Motional AD LLC (“Motional”) (of which Aptiv owns 50%), TTTech Auto AG (“TTTech Auto”) (of which Aptiv owns approximately 20%) and in Promotora de Partes Electricas Automotrices, S.A. de C.V. (of which Aptiv owns approximately 40%). Refer to Note 20. Acquisitions and Divestitures for additional information on the formation of Motional. The Company’s aggregate investments in affiliates was $1,723 million and $1,797 million at December 31, 2022 and 2021, respectively. Dividends of $5 million, $6 million and $9 million for the years ended December 31, 2022, 2021 and 2020, respectively, have been received from these non-consolidated affiliates. No impairment charges were recorded for the years ended December 31, 2022, 2021 and 2020.
Motional was deemed a significant equity investee under Rule 3-09 of Regulation S-X for the year ended December 31, 2022. Accordingly, separate audited financial statements of Motional have been included as Exhibit 99.1 in Part IV Item 15 of this Annual Report on Form 10-K.
The following is a summary of the combined financial information of significant affiliates accounted for under the equity method as of December 31, 2022 and 2021 and for the years ended December 31, 2022, 2021 and 2020:

	December 31,
	2022	2021
	(in millions)
Current assets	$1,059	$794
Non-current assets	2,672	3,163
Total assets	$3,731	$3,957
Current liabilities	$252	$194
Non-current liabilities	87	112
Shareholders’ equity	3,392	3,651
Total liabilities and shareholders’ equity	$3,731	$3,957

	Year Ended December 31,
	2022	2021	2020
	(in millions)
Net sales	$761	$599	$553
Gross loss	(357)	(244)	(71)
Net loss	(589)	(393)	(154)
A summary of transactions with affiliates is shown below:

	Year Ended December 31,
	2022	2021	2020
	(in millions)
Sales to affiliates	$35	$30	$7
Purchases from affiliates	18	19	32
A summary of amounts recorded in the Company’s consolidated balance sheets related to its affiliates is shown below:

	December 31,
	2022	2021
	(in millions)
Receivables due from affiliates	$8	$11
Payables due to affiliates	18	20

Motional Cybersecurity Incident
In October 2022, Motional experienced a cybersecurity incident involving unauthorized access to, and theft of data from, certain Motional systems. Upon discovering the unauthorized activity, Motional took immediate action, including terminating the unauthorized access and pausing certain operations. With assistance from forensic information technology firms and legal counsel, Motional conducted an investigation of the incident, communicated with law enforcement authorities regarding this matter, subsequently resumed its testing operations and determined that the incident did not have a material impact to its operations or financial results and financial condition.
Investment in TTTech Auto AG
On March 15, 2022, Aptiv acquired approximately 20% of the equity interests of TTTech Auto, a leading provider of safety-critical middleware solutions for advanced driver-assistance systems and autonomous driving applications, for €200 million (approximately $220 million, using foreign currency rates on the investment date). The Company made the investment in TTTech Auto utilizing cash on hand.
The carrying value of the Company’s investment in TTTech Auto was $205 million as of December 31, 2022, which is included in the Advanced Safety and User Experience segment. As of December 31, 2022, the difference between the amount at which the Company’s investment is carried and the amount of the Company’s share of the underlying equity in net assets of TTTech Auto was approximately $151 million. The basis difference is primarily attributable to equity method goodwill associated with the investment, which is not amortized.
Technology Investments
The Company has made technology investments in certain non-consolidated affiliates for ownership interests of less than 20% (where Aptiv does not have the ability to exercise significant influence) as described in Note 2. Significant Accounting Policies. Certain of these investments do not have readily determinable fair values and are measured at cost, less impairments, adjusted for observable price changes in orderly transactions for identical or similar investments of the same issuer. The Company also holds technology investments in publicly traded equity securities. These investments are measured at fair value based on quoted prices for identical assets on active market exchanges.
The following is a summary of technology investments, which are classified within other long-term assets in the consolidated balance sheets, as of December 31, 2022 and 2021:

		December 31,
Investment Name	Segment	2022	2021
		(in millions)
Equity investments without readily determinable fair values:
StradVision, Inc.	Advanced Safety and User Experience	$40	$—
LeddarTech, Inc.	Advanced Safety and User Experience	19	19
Quanergy Systems, Inc (1)	Advanced Safety and User Experience	—	6
Other investments	Various	8	5
Total equity investments without readily determinable fair values		67	30

Publicly traded equity securities:
Smart Eye AB	Advanced Safety and User Experience	2	11
Otonomo Technologies Ltd.	Advanced Safety and User Experience	4	39
Valens Semiconductor Ltd.	Signal and Power Solutions	11	16
Total publicly traded equity securities		17	66

Total investments		$84	$96
(1)Quanergy Systems, Inc. experienced a change in measurement basis due to an underlying transaction during the year ended December 31, 2022 and we liquidated our entire investment in the company after the transaction during the year ended December 31, 2022. See below for further details on the transaction.

In May 2022, the Company’s Advanced Safety and User Experience segment made an investment totaling 50 billion South Korean Won (approximately $40 million, using foreign currency rates on the investment date) in StradVision, Inc., a provider of deep learning-based camera perception software for automotive applications.

In February 2022, Quanergy Systems, Inc. (“Quanergy”) merged with a publicly traded special purpose acquisition company (“SPAC”) and shares of Quanergy began trading on the NYSE under the symbol QNGY. As part of the SPAC merger, our preferred shares in Quanergy were converted into Quanergy ordinary shares. During the remainder of 2022, the Company sold all of its Quanergy ordinary shares for net proceeds of approximately $3 million. The Company’s Advanced Safety and User Experience segment had previously made a $3 million investment in Quanergy during 2016, which was in addition to the Company’s $3 million investment made during 2015.
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
Certain of the equity securities measured at fair value disclosed above are subject to contractual sale restrictions which prohibit the sale of the security over contractually defined periods of time. The fair value of equity securities with contractual sale restrictions was approximately $1 million as of December 31, 2022. These contractual sale restrictions will fully expire during the next twelve months as of December 31, 2022.
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

6. PROPERTY, NET
Property, net consisted of:

	Estimated Useful Lives	December 31,
		2022	2021
	(Years)	(in millions)
Land	—	$79	$82
Land and leasehold improvements	3-20	200	186
Buildings	40	699	679
Machinery, equipment and tooling	3-20	5,263	4,899
Furniture and office equipment	3-10	871	802
Construction in progress	—	463	365
Total		7,575	7,013
Less: accumulated depreciation		(4,080)	(3,719)
Total property, net		$3,495	$3,294
For the years ended December 31, 2022, 2021 and 2020, Aptiv recorded non-cash asset impairment charges of $8 million, $2 million and $10 million, respectively, in cost of sales related to declines in the fair values of certain fixed assets.
As of December 31, 2022, 2021 and 2020, capital expenditures recorded in accounts payable totaled $300 million, $280 million and $164 million, respectively.

7. INTANGIBLE ASSETS AND GOODWILL
The changes in the carrying amount of intangible assets and goodwill were as follows as of December 31, 2022 and 2021. See Note 20. Acquisitions and Divestitures for a further description of the goodwill and intangible assets resulting from Aptiv’s acquisitions in 2022 and 2021.

		As of December 31, 2022			As of December 31, 2021
	Estimated Useful Lives	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Years)	(in millions)			(in millions)
Amortized intangible assets:
Patents and developed technology	3-16	$1,504	$551	$953	$673	$506	$167
Customer relationships	9-22	1,981	661	1,320	1,186	578	608
Trade names	15-20	206	52	154	75	50	25
Total		3,691	1,264	2,427	1,934	1,134	800
Unamortized intangible assets:
In-process research and development	—	4	—	4	4	—	4
Trade names	—	154	—	154	160	—	160
Goodwill	—	5,106	—	5,106	2,511	—	2,511
Total		$8,955	$1,264	$7,691	$4,609	$1,134	$3,475
Estimated amortization expense for the years ending December 31, 2023 through 2027 is presented below:

	Year Ending December 31,
	2023	2024	2025	2026	2027
	(in millions)
Estimated amortization expense	$230	$210	$210	$210	$195

A roll-forward of the gross carrying amounts of intangible assets for the years ended December 31, 2022 and 2021 is presented below.

	2022	2021
	(in millions)
Balance at January 1	$4,609	$4,675
Acquisitions (1)	4,434	132
Foreign currency translation and other	(88)	(198)
Balance at December 31	$8,955	$4,609
(1)Primarily attributable to the 2022 acquisitions of Wind River and Intercable Automotive and the 2021 acquisitions of El-Com, Krono-Safe and Ulti-Mate, as further described in Note 20. Acquisitions and Divestitures.
A roll-forward of the accumulated amortization for the years ended December 31, 2022 and 2021 is presented below:

	2022	2021
	(in millions)
Balance at January 1	$1,134	$1,004
Amortization	149	148
Foreign currency translation and other	(19)	(18)
Balance at December 31	$1,264	$1,134
A roll-forward of the carrying amount of goodwill, by operating segment, for the years ended December 31, 2022 and 2021 is presented below:

	Signal and Power Solutions	Advanced Safety and User Experience	Total
	(in millions)
Balance at January 1, 2021	$2,553	$27	$2,580
Acquisitions (1)	65	9	74
Foreign currency translation and other	(143)	—	(143)
Balance at December 31, 2021	$2,475	$36	$2,511
Acquisitions (2)	$357	$2,302	$2,659
Foreign currency translation and other	(76)	12	(64)
Balance at December 31, 2022	$2,756	$2,350	$5,106
(1)Primarily attributable to the acquisitions of El-Com, Krono-Safe and Ulti-Mate, as further described in Note 20. Acquisitions and Divestitures.
(2)Primarily attributable to the acquisitions of Wind River and Intercable Automotive, as further described in Note 20. Acquisitions and Divestitures.

8. LIABILITIES
Accrued liabilities consisted of the following:

	December 31, 2022	December 31, 2021
	(in millions)
Payroll-related obligations	$330	$286
Employee benefits, including current pension obligations	151	83
Income and other taxes payable	188	157
Warranty obligations (Note 9)	43	41
Restructuring (Note 10)	65	42
Customer deposits	82	83
Derivative financial instruments (Note 17)	29	13
Accrued interest	51	30
MCPS dividends payable	3	3
Contract liabilities (Note 24)	90	—
Operating lease liabilities (Note 25)	109	92
Other	543	416
Total	$1,684	$1,246
Other long-term liabilities consisted of the following:

	December 31, 2022	December 31, 2021
	(in millions)
Environmental (Note 13)	$1	$4
Extended disability benefits	4	5
Warranty obligations (Note 9)	9	8
Restructuring (Note 10)	18	21
Payroll-related obligations	10	11
Accrued income taxes	161	153
Deferred income taxes, net (Note 14)	481	153
Contract liabilities (Note 24)	9	—
Derivative financial instruments (Note 17)	7	7
Other	50	74
Total	$750	$436

9. WARRANTY OBLIGATIONS
Expected warranty costs for products sold are recognized principally at the time of sale of the product based on an estimate of the amount that eventually will be required to settle such obligations. These accruals are based on factors such as past experience, production changes, industry developments and various other considerations. The estimated costs related to product recalls based on a formal campaign soliciting return of that product are accrued at the time an obligation becomes probable and can be reasonably estimated. These estimates are adjusted from time to time based on facts and circumstances that impact the status of existing claims. Aptiv has recognized its best estimate for its total aggregate warranty reserves, including product recall costs, across all of its operating segments as of December 31, 2022. The Company estimates the reasonably possible amount to ultimately resolve all matters in excess of the recorded reserves as of December 31, 2022 to be zero to $10 million.

The table below summarizes the activity in the product warranty liability for the years ended December 31, 2022 and 2021:

	Year Ended December 31,
	2022	2021
	(in millions)
Accrual balance at beginning of year	$49	$59
Provision for estimated warranties incurred during the year	44	36
Changes in estimate for pre-existing warranties	3	15
Settlements made during the year (in cash or in kind)	(43)	(59)
Foreign currency translation and other	(1)	(2)
Accrual balance at end of year	$52	$49

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
As part of the Company’s continued efforts to optimize its cost structure, it has undertaken several restructuring programs which include workforce reductions as well as plant closures. These programs are primarily focused on reducing global overhead costs and the continued rotation of our manufacturing footprint to best cost locations in Europe. During the year ended December 31, 2022, the Company recorded employee-related and other restructuring charges related to these programs totaling approximately $85 million, of which $61 million was recognized for programs implemented in the European region and $23 million was recognized for programs implemented in the North America region. None of the Company’s individual restructuring programs initiated during 2022 were material and there have been no changes in previously initiated programs that have resulted (or are expected to result) in a material change to our restructuring costs. The Company expects to incur additional restructuring costs of approximately $10 million (of which approximately $5 million relates to the Advanced Safety and User Experience segment and approximately $5 million relates to the Signal and Power Solutions segment) for programs approved as of December 31, 2022, which are expected to be incurred within the next twelve months.
During the year ended December 31, 2021, the Company recorded employee-related and other restructuring charges totaling approximately $24 million. During the year ended December 31, 2020, the Company recorded employee-related and other restructuring charges totaling approximately $136 million, of which $62 million was recognized for programs implemented in the North America region and $57 million was recognized for programs implemented in the European region. The charges recorded during the year ended December 31, 2020 included the recognition of approximately $90 million of employee-related and other costs related to actions taken as a result of the global impacts of the COVID-19 pandemic.
Restructuring charges for employee separation and termination benefits are paid either over the severance period or in a lump sum in accordance with either statutory requirements or individual agreements. Aptiv incurred cash expenditures related to its restructuring programs of approximately $67 million, $80 million and $151 million in the years ended December 31, 2022, 2021 and 2020, respectively.
The following table summarizes the restructuring charges recorded for the years ended December 31, 2022, 2021 and 2020 by operating segment:

	Year Ended December 31,
	2022	2021	2020
	(in millions)
Signal and Power Solutions	$30	$8	$90
Advanced Safety and User Experience	55	16	46
Total	$85	$24	$136

The table below summarizes the activity in the restructuring liability for the years ended December 31, 2022 and 2021:

	Employee Termination Benefits Liability	Other Exit Costs Liability	Employee Termination Benefits
	(in millions)
Accrual balance at January 1, 2021	$125	$—	$125
Provision for estimated expenses incurred during the year	24	—	24
Payments made during the year	(80)	—	(80)
Foreign currency and other	(6)	—	(6)
Accrual balance at December 31, 2021	$63	$—	$63
Provision for estimated expenses incurred during the year	$85	$—	$85
Payments made during the year	(67)	—	(67)
Foreign currency and other	2	—	2
Accrual balance at December 31, 2022	$83	$—	$83

11. DEBT
The following is a summary of debt outstanding, net of unamortized issuance costs and discounts, as of December 31, 2022 and 2021:

	December 31,
	2022	2021
	(in millions)
2.396%, senior notes, due 2025 (net of $3 and $0 unamortized issuance costs, respectively)	$697	$—
1.50%, Euro-denominated senior notes, due 2025 (net of $1 and $2 unamortized issuance costs and $1 and $1 discount, respectively)	747	790
1.60%, Euro-denominated senior notes, due 2028 (net of $2 and $3 unamortized issuance costs, respectively)	533	563
4.35%, senior notes, due 2029 (net of $2 and $2 unamortized issuance costs, respectively)	298	298
3.25%, senior notes, due 2032 (net of $7 and $0 unamortized issuance costs and $3 and $0 discount, respectively)	790	—
4.40%, senior notes, due 2046 (net of $3 and $3 unamortized issuance costs and $1 and $1 discount, respectively)	296	296
5.40%, senior notes, due 2049 (net of $4 and $4 unamortized issuance costs and $1 and $1 discount, respectively)	345	345
3.10%, senior notes, due 2051 (net of $16 and $17 unamortized issuance costs and $32 and $33 discount, respectively)	1,452	1,450
4.15%, senior notes, due 2052 (net of $11 and $0 unamortized issuance costs and $2 and $0 discount, respectively)	987	—
Tranche A Term Loan, due 2026 (net of $1 and $2 unamortized issuance costs, respectively)	308	311
Finance leases and other	38	14
Total debt	6,491	4,067
Less: current portion	(31)	(8)
Long-term debt	$6,460	$4,059

The principal maturities of debt, at nominal value, are as follows:

Debt and Finance Lease Obligations
(in millions)
2023	$31
2024	32
2025	1,469
2026	262
2027	2
Thereafter	4,785
Total	$6,581
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
As of December 31, 2022, Aptiv had no amounts outstanding under the Revolving Credit Facility and less than $1 million in letters of credit were issued under the Credit Agreement. Letters of credit issued under the Credit Agreement reduce availability under the Revolving Credit Facility.
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

	December 31, 2022		December 31, 2021
	LIBOR plus	ABR plus	LIBOR plus	ABR plus
Revolving Credit Facility	1.06%	0.06%	1.10%	0.10%
Tranche A Term Loan	1.105%	0.105%	1.125%	0.125%

Under the June 2021 amendment, the Applicable Rate under the Credit Agreement, as well as the facility fee, may increase or decrease from time to time based on changes in the Company’s credit ratings and whether the Company achieves or fails to achieve certain sustainability-linked targets with respect to greenhouse gas emissions and workplace safety. Such adjustments may be up to 0.04% per annum on interest rate margins on the Revolving Credit Facility, 0.02% per annum on interest rate margins on the Tranche A Term Loan and 0.01% per annum on the facility fee. Accordingly, the interest rate is subject to fluctuation during the term of the Credit Agreement based on changes in the ABR, LIBOR, changes in the Company’s corporate credit ratings or whether the Company achieves or fails to achieve its sustainability-linked targets. The Credit Agreement also requires that Aptiv pay certain facility fees on the Revolving Credit Facility, which are also subject to adjustment based on the sustainability-linked targets as described above, and certain letter of credit issuance and fronting fees. The Company achieved the sustainability-linked targets for the 2021 calendar year, and the interest rate margins and facility fees were reduced by the amounts specified above, effective in third quarter of 2022.
The interest rate period with respect to LIBOR interest rate options can be set at one-, three-, or six-months as selected by Aptiv in accordance with the terms of the Credit Agreement (or other period as may be agreed by the applicable lenders). Aptiv may elect to change the selected interest rate option in accordance with the provisions of the Credit Agreement. As of December 31, 2022, Aptiv selected the one-month LIBOR interest rate option on the Tranche A Term Loan, and the rate effective as of December 31, 2022, as detailed in the table below, was based on the Company’s current credit rating and the Applicable Rate for the Credit Agreement:

		Borrowings as of
		December 31, 2022	Rates effective as of
	Applicable Rate	(in millions)	December 31, 2022
Tranche A Term Loan	LIBOR plus 1.105%	$309	5.48%
Borrowings under the Credit Agreement are prepayable at Aptiv’s option without premium or penalty.
The Credit Agreement contains certain covenants that limit, among other things, the Company’s (and the Company’s subsidiaries’) ability to incur certain additional indebtedness or liens or to dispose of substantially all of its assets. In addition, under the June 2021 amendment, the Credit Agreement requires that the Company maintain a consolidated leverage ratio (the ratio of Consolidated Total Indebtedness to Consolidated EBITDA, each as defined in the Credit Agreement) of not more than 3.5 to 1.0 (or 4.0 to 1.0 for four full fiscal quarters following completion of material acquisitions, as defined in the Credit Agreement). Following completion of the acquisition of Wind River in December 2022, the Company elected to increase the ratio of Consolidated Total Indebtedness to Consolidated EBITDA to 4.0 to 1.0 commencing with the fiscal quarter ending December 31, 2022. Refer to Note 20. Acquisitions and Divestitures for further information on this acquisition.
The Credit Agreement also contains events of default customary for financings of this type. The Company was in compliance with the Credit Agreement covenants as of December 31, 2022.
As of December 31, 2022, all obligations under the Credit Agreement were borrowed by Aptiv Corporation and jointly and severally guaranteed by AGFL and Aptiv PLC, subject to certain exceptions set forth in the Credit Agreement.
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
On September 15, 2016, Aptiv PLC issued €500 million in aggregate principal amount of 1.60% Euro-denominated senior unsecured notes due 2028 (the “2016 Euro-denominated Senior Notes”) in a transaction registered under the Securities Act. The 2016 Euro-denominated Senior Notes were priced at 99.881% of par, resulting in a yield to maturity of 1.611%. The proceeds, together with proceeds from the 2016 Senior Notes described below, were utilized to redeem $800 million of 5.00% senior unsecured notes due 2023. Aptiv incurred approximately $4 million of issuance costs in connection with the 2016 Euro-denominated Senior Notes. Interest is payable annually on September 15. The Company has designated the 2016 Euro-denominated Senior Notes as a net investment hedge of the foreign currency exposure of its investments in certain Euro-denominated wholly-owned subsidiaries. Refer to Note 17. Derivatives and Hedging Activities for further information.

On September 20, 2016, Aptiv PLC issued $300 million in aggregate principal amount of 4.40% senior unsecured notes due 2046 (the “2016 Senior Notes”) in a transaction registered under the Securities Act. The 2016 Senior Notes were priced at 99.454% of par, resulting in a yield to maturity of 4.433%. The proceeds, together with proceeds from the 2016 Euro-denominated Senior Notes, were utilized to redeem $800 million of 5.00% senior unsecured notes due 2023. Aptiv incurred approximately $3 million of issuance costs in connection with the 2016 Senior Notes. Interest is payable semi-annually on April 1 and October 1 of each year to holders of record at the close of business on March 15 or September 15 immediately preceding the interest payment date.
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
On November 23, 2021, Aptiv PLC issued $1.5 billion in aggregate principal amount of 3.10% senior unsecured notes due 2051 (the “2021 Senior Notes”) in a transaction registered under the Securities Act. The 2021 Senior Notes were priced at 97.814% of par, resulting in a yield to maturity of 3.214%. The proceeds were utilized to redeem the $700 million of 4.15% senior unsecured notes due 2024 (the “2014 Senior Notes”) and $650 million of 4.25% senior unsecured notes due 2026 (the “4.25% Senior Notes”). As a result of the redemption of the 2014 Senior Notes and the 4.25% Senior Notes, Aptiv recognized a loss on debt extinguishment of approximately $126 million during the year ended December 31, 2021 within other expense, net in the consolidated statement of operations. Aptiv incurred approximately $17 million of issuance costs in connection with the 2021 Senior Notes. Interest on the 2021 Senior Notes is payable semi-annually on June 1 and December 1 of each year (commencing on June 1, 2022) to holders of record at the close of business on May 15 or November 15 immediately preceding the interest payment date. On December 27, 2021, Aptiv PLC entered into a supplemental indenture to add AGFL as a joint and several co-issuer of the 2021 Senior Notes effective as of the date of issuance.
On February 18, 2022, Aptiv PLC and Aptiv Corporation (together, the “Issuers”) issued $2.5 billion in aggregate principal amount of senior unsecured notes in a transaction registered under the Securities Act, comprised of $700 million of 2.396% senior unsecured notes due 2025 (the “2.396% Senior Notes”), $800 million of 3.25% senior unsecured notes due 2032 (the “3.25% Senior Notes”) and $1.0 billion of 4.15% senior unsecured notes due 2052 (the “4.15% Senior Notes”) (collectively, the “2022 Senior Notes”). The 2022 Senior Notes are guaranteed by AGFL. The 2.396% Senior Notes were priced at 100% of par, resulting in a yield to maturity of 2.396%; the 3.25% Senior Notes were priced at 99.600% of par, resulting in a yield to maturity of 3.297%; and the 4.15% Senior Notes were priced at 99.783% of par, resulting in a yield to maturity of 4.163%. On or after February 18, 2023, the 2.396% Senior Notes may be optionally redeemed at a price equal to their principal amount plus accrued and unpaid interest thereon. The proceeds from the 2022 Senior Notes were utilized to fund a portion of the cash consideration payable in connection with the acquisition of Wind River.
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
Although the specific terms of each indenture governing each series of senior notes vary, the indentures contain certain restrictive covenants, including with respect to Aptiv’s (and Aptiv’s subsidiaries’) ability to incur liens, enter into sale and leaseback transactions and merge with or into other entities. In February 2022, Aptiv Corporation and AGFL were added as guarantors on each series of outstanding senior notes previously issued by Aptiv PLC. As of December 31, 2022, the Company was in compliance with the provisions of all series of the outstanding senior notes.
Other Financing
Receivable factoring—Aptiv maintains a €450 million European accounts receivable factoring facility that is available on a committed basis and allows for factoring of receivables denominated in both Euros and U.S. dollars (“USD”). This facility is accounted for as short-term debt and borrowings are subject to the availability of eligible accounts receivable. Collateral is not required related to these trade accounts receivable. This facility became effective on January 1, 2021 and has an initial term of three years, subject to Aptiv’s right to terminate at any time with three months’ notice. After expiration of the three-year term, either party can terminate with three months’ notice. Borrowings denominated in Euros under the facility bear interest at the three-month Euro Interbank Offered Rate (“EURIBOR”) plus 0.50% and USD borrowings bear interest at two-month LIBOR plus 0.50%, with borrowings under either denomination carrying a minimum interest rate of 0.20%. As of December 31, 2022 and 2021, Aptiv had no amounts outstanding under the European accounts receivable factoring facility.
Finance leases and other—As of December 31, 2022 and 2021, approximately $38 million and $14 million, respectively, of other debt primarily issued by certain non-U.S. subsidiaries and finance lease obligations were outstanding.
Interest—Cash paid for interest related to debt outstanding totaled $190 million, $159 million and $154 million for the years ended December 31, 2022, 2021 and 2020, respectively.
Letter of credit facilities—In addition to the letters of credit issued under the Credit Agreement, Aptiv had approximately $3 million and $3 million outstanding through other letter of credit facilities as of December 31, 2022 and 2021, respectively, primarily to support arrangements and other obligations at certain of its subsidiaries.

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
Funded Status
The amounts shown below reflect the change in the U.S. defined benefit pension obligations during 2022 and 2021.

	Year Ended December 31,
	2022	2021
	(in millions)
Benefit obligation at beginning of year	$5	$8
Actuarial gain	(1)	—
Benefits paid	(1)	(3)
Benefit obligation at end of year	$3	$5
Change in plan assets:
Fair value of plan assets at beginning of year	$—	$—
Aptiv contributions	1	3
Benefits paid	(1)	(3)
Fair value of plan assets at end of year	$—	$—
Underfunded status	$(3)	$(5)
Amounts recognized in the consolidated balance sheets consist of:
Current liabilities	$(1)	$(1)
Long-term liabilities	(2)	(4)
Total	$(3)	$(5)
Amounts recognized in accumulated other comprehensive loss consist of (pre-tax):
Actuarial loss	$4	$6
Total	$4	$6

The amounts shown below reflect the change in the non-U.S. defined benefit pension obligations during 2022 and 2021.

	Year Ended December 31,
	2022	2021
	(in millions)
Benefit obligation at beginning of year	$861	$977
Service cost	15	18
Interest cost	23	19
Actuarial gain	(171)	(62)
Benefits paid	(35)	(36)
Impact of curtailments	—	(3)
Exchange rate movements and other	(42)	(52)
Benefit obligation at end of year	$651	$861
Change in plan assets:
Fair value of plan assets at beginning of year	$438	$438
Actual return on plan assets	(89)	23
Aptiv contributions	23	25
Benefits paid	(35)	(36)
Exchange rate movements and other	(30)	(12)
Fair value of plan assets at end of year	$307	$438
Underfunded status	$(344)	$(423)
Amounts recognized in the consolidated balance sheets consist of:
Long-term assets	$25	$29
Current liabilities	(18)	(17)
Long-term liabilities	(351)	(435)
Total	$(344)	$(423)
Amounts recognized in accumulated other comprehensive loss consist of (pre-tax):
Actuarial loss	$17	$101
Total	$17	$101
The benefit obligations were impacted by actuarial gains of $172 million and $62 million during the years ended December 31, 2022 and 2021, respectively, primarily due to changes in the discount rates used to measure the benefit obligation.

The projected benefit obligation (“PBO”), accumulated benefit obligation (“ABO”), and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets and with plan assets in excess of accumulated benefit obligations are as follows:

	U.S. Plans		Non-U.S. Plans
	2022	2021	2022	2021
	(in millions) Plans with ABO in Excess of Plan Assets
PBO	$3	$5	$449	$445
ABO	3	5	398	405
Fair value of plan assets at end of year	—	—	80	7
	Plans with Plan Assets in Excess of ABO
PBO	$—	$—	$202	$416
ABO	—	—	193	393
Fair value of plan assets at end of year	—	—	227	431
	Total
PBO	$3	$5	$651	$861
ABO	3	5	591	798
Fair value of plan assets at end of year	—	—	307	438
Benefit costs presented below were determined based on actuarial methods and included the following:

	U.S. Plans
	Year Ended December 31,
	2022	2021	2020
	(in millions)
Amortization of actuarial losses	$1	$1	$1
Net periodic benefit cost	$1	$1	$1

	Non-U.S. Plans
	Year Ended December 31,
	2022	2021	2020
	(in millions)
Service cost	$15	$18	$18
Interest cost	23	19	20
Expected return on plan assets	(17)	(17)	(17)
Settlement loss	—	1	1
Curtailment loss	—	3	—
Amortization of actuarial losses	8	14	14
Other	—	—	1
Net periodic benefit cost	$29	$38	$37
Other postretirement benefit obligations were approximately $1 million and $1 million at December 31, 2022 and 2021, respectively.
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

The principal assumptions used to determine the pension expense and the actuarial value of the projected benefit obligation for the U.S. and non-U.S. pension plans were:
Assumptions used to determine benefit obligations at December 31:

	Pension Benefits
	U.S. Plans		Non-U.S. Plans
	2022	2021	2022	2021
Weighted-average discount rate	5.20%	1.90%	5.95%	3.09%
Weighted-average rate of increase in compensation levels	N/A	N/A	2.82%	2.47%
Assumptions used to determine net expense for years ended December 31:

	Pension Benefits
	U.S. Plans			Non-U.S. Plans
	2022	2021	2020	2022	2021	2020
Weighted-average discount rate	1.90%	1.20%	2.40%	3.09%	2.21%	2.87%
Weighted-average rate of increase in compensation levels	N/A	N/A	N/A	2.47%	3.64%	3.69%
Weighted-average expected long-term rate of return on plan assets	N/A	N/A	N/A	4.46%	4.29%	4.68%
Aptiv selects discount rates by analyzing the results of matching each plan’s projected benefit obligations with a portfolio of high-quality fixed income investments rated AA or higher by Standard and Poor’s or Moody’s.
Aptiv does not have any U.S. pension assets; therefore no U.S. asset rate of return calculation was necessary. The primary funded non-U.S. plans are in the U.K. and Mexico. For the determination of 2022 expense, Aptiv assumed a long-term expected asset rate of return of approximately 3.75% and 7.50% for the U.K. and Mexico, respectively. Aptiv evaluated input from local actuaries and asset managers, including consideration of recent fund performance and historical returns, in developing the long-term rate of return assumptions. The assumptions for the U.K. and Mexico are primarily long-term, prospective rates. To determine the expected return on plan assets, the market-related value of our plan assets is actual fair value.
Aptiv’s pension expense for 2023 is determined at the 2022 year end measurement date. For purposes of analysis, the following table highlights the sensitivity of the Company’ pension obligations and expense to changes in key assumptions:

Change in Assumption	Impact on Pension Expense	Impact on PBO
25 basis point (“bp”) decrease in discount rate	Less than + $1 million	‘+ $16 million
25 bp increase in discount rate	‘- $1 million	‘- $15 million
25 bp decrease in long-term expected return on assets	‘+ $1 million	—
25 bp increase in long-term expected return on assets	‘- $1 million	—
The above sensitivities reflect the effect of changing one assumption at a time. It should be noted that economic factors and conditions often affect multiple assumptions simultaneously and the effects of changes in key assumptions are not necessarily linear. The above sensitivities also assume no changes to the design of the pension plans and no major restructuring programs.

Pension Funding
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

	Projected Pension Benefit Payments
	U.S. Plans	Non-U.S. Plans
	(in millions)
2023	$1	$49
2024	1	41
2025	1	43
2026	—	49
2027	—	53
2028 – 2032	—	285
Aptiv anticipates making pension contributions and benefit payments of approximately $36 million in 2023.
Aptiv sponsors defined contribution plans for certain hourly and salaried employees. Expense related to the contributions for these plans was $39 million, $37 million, and $17 million for the years ended December 31, 2022, 2021 and 2020, respectively.
Plan Assets
Certain pension plans sponsored by Aptiv invest in a diversified portfolio consisting of an array of asset classes that attempts to maximize returns while minimizing volatility. These asset classes include developed market equities, emerging market equities, private equity, global high quality and high yield fixed income, real estate and absolute return strategies.
The fair values of Aptiv’s pension plan assets weighted-average asset allocations at December 31, 2022 and 2021, by asset category, are as follows:

	Fair Value Measurements at December 31, 2022
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Cash and cash equivalents	$12	$4	$8	$—
Time deposits	28	—	28	—
Equity mutual funds	6	—	6	—
Bond mutual funds	110	—	110	—
Real estate trust funds	36	—	—	36
Private debt funds	17	—	—	17
Insurance contracts	2	—	—	2
Debt securities	59	59	—	—
Equity securities	37	37	—	—
Total	$307	$100	$152	$55

	Fair Value Measurements at December 31, 2021
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Cash and cash equivalents	$13	$13	$—	$—
Time deposits	29	—	29	—
Equity mutual funds	33	—	33	—
Bond mutual funds	216	—	216	—
Real estate trust funds	35	—	—	35
Hedge funds	11	—	—	11
Insurance contracts	4	—	—	4
Debt securities	56	56	—	—
Equity securities	41	41	—	—
Total	$438	$110	$278	$50
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
Private debt funds—The fair value of the private debt funds is determined by the fund administrator based on available market quotes on the subject securities or an income approach valuation in order to estimate fair value. Management believes this is an appropriate methodology to obtain the fair value of these assets.
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
Debt securities—The fair value of debt securities is determined by direct quoted market prices on regulated financial exchanges.
Equity securities—The fair value of equity securities is determined by direct quoted market prices on regulated financial exchanges.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Real Estate Trust Fund	Hedge Funds	Insurance Contracts	Private Lending Funds
	(in millions)
Beginning balance at January 1, 2021	$34	$9	$7	$—
Actual return on plan assets:
Relating to assets still held at the reporting date	3	2	—	—
Purchases, sales and settlements	(1)	—	(3)	—
Foreign currency translation and other	(1)	—	—	—
Ending balance at December 31, 2021	$35	$11	$4	$—
Actual return on plan assets:
Relating to assets still held at the reporting date	$5	$1	$—	$(2)
Purchases, sales and settlements	—	(10)	—	19
Foreign currency translation and other	(4)	(2)	(2)	—
Ending balance at December 31, 2022	$36	$—	$2	$17

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
Matters Related to Global Supply Chain Disruptions
Due to various factors that are beyond our control, there are currently global supply chain disruptions, including a worldwide semiconductor supply shortage. The semiconductor supply shortage, due in part to increased demand across multiple industries, is impacting production in automotive and other industries. We anticipate these supply chain disruptions will persist in 2023. We, along with most automotive component manufacturers that use semiconductors, have been unable to fully meet the vehicle production demands of OEMs because of events which are outside our control, including but not limited to, the COVID-19 pandemic, the global semiconductor shortage, fires in our suppliers’ facilities, unprecedented weather events in the southwestern United States, and other extraordinary events. Although we are working closely with suppliers and customers to minimize any potential adverse impacts of these events, some of our customers have indicated that they expect us to bear at least some responsibility for their lost production and other costs. While no assurances can be made as to the ultimate outcome of these customer expectations or any other future claims, we do not currently believe a loss is probable, and accordingly, no reserve has been made as of December 31, 2022. We will continue to actively monitor all direct and indirect potential impacts of these supply chain disruptions, and will seek to aggressively mitigate and minimize their impact on our business.
Brazil Matters
Aptiv conducts business operations in Brazil that are subject to the Brazilian federal labor, social security, environmental, health and safety, tax and customs laws, as well as a variety of state and local laws. While Aptiv believes it complies with such laws, they are complex, subject to varying interpretations, and the Company is often engaged in litigation with government agencies regarding the application of these laws to particular circumstances. As of December 31, 2022, the majority of claims asserted against Aptiv in Brazil relate to such litigation. The remaining claims in Brazil relate to commercial and labor litigation with private parties. As of December 31, 2022, claims totaling approximately $105 million (using December 31, 2022 foreign currency rates) have been asserted against Aptiv in Brazil. As of December 31, 2022, the Company maintains accruals for these asserted claims of $5 million (using December 31, 2022 foreign currency rates). The amounts accrued represent claims that are deemed probable of loss and are reasonably estimable based on the Company’s analyses and assessment of the asserted claims and prior experience with similar matters. While the Company believes its accruals are adequate, the final amounts required to resolve these matters could differ materially from the Company’s recorded estimates and Aptiv’s results of operations could be materially affected. The Company estimates the reasonably possible loss in excess of the amounts accrued related to these claims to be zero to $40 million.
Environmental Matters
Aptiv is subject to the requirements of U.S. federal, state, local and non-U.S. environmental, health and safety laws and regulations. As of December 31, 2022 and 2021, the undiscounted reserve for environmental investigation and remediation recorded in other liabilities was approximately $2 million and $4 million, respectively. Aptiv cannot ensure that environmental requirements will not change or become more stringent over time or that its eventual environmental remediation costs and liabilities will not exceed the amount of its current reserves. In the event that such liabilities were to significantly exceed the amounts recorded, Aptiv’s results of operations could be materially affected. At December 31, 2022 the difference between the recorded liabilities and the reasonably possible range of potential loss was not material.

14. INCOME TAXES
Income before income taxes and equity income for U.S. and non-U.S. operations are as follows:

	Year Ended December 31,
	2022	2021	2020
	(in millions)
U.S. income (loss)	$24	$(2)	$(65)
Non-U.S. income	966	912	2,019
Income before income taxes and equity loss	$990	$910	$1,954
The provision (benefit) for income taxes is comprised of:

	Year Ended December 31,
	2022	2021	2020
	(in millions)
Current income tax expense (benefit):
U.S. federal	$45	$1	$(53)
Non-U.S.	205	156	154
U.S. state and local	15	4	—
Total current	265	161	101
Deferred income tax expense (benefit), net:
U.S. federal	(43)	(17)	(14)
Non-U.S.	(90)	(43)	(37)
U.S. state and local	(11)	—	(1)
Total deferred	(144)	(60)	(52)
Total income tax provision	$121	$101	$49
Cash paid or withheld for income taxes was $194 million, $172 million and $106 million for the years ended December 31, 2022, 2021 and 2020, respectively.

For purposes of comparability and consistency, the Company uses the notional U.S. federal income tax rate when presenting the Company’s reconciliation of the income tax provision. The Company is an Irish resident taxpayer. A reconciliation of the provision for income taxes compared with the amounts at the notional U.S. federal statutory rate was:

	Year Ended December 31,
	2022	2021	2020
	(in millions)
Notional U.S. federal income taxes at statutory rate	$208	$191	$410
Income taxed at other rates	(61)	(81)	(339)
Change in valuation allowance	(63)	(17)	10
Other change in tax reserves	10	19	30
Intragroup reorganizations	—	(7)	(49)
Withholding taxes	38	37	26
Tax credits	(19)	(23)	(16)
Change in tax law	—	(7)	(2)
Other adjustments	8	(11)	(21)
Total income tax expense	$121	$101	$49
Effective tax rate	12%	11%	3%
The Company’s tax rate is affected by the tax rates in Ireland and other jurisdictions in which the Company operates, the relative amount of income earned by jurisdiction and the relative amount of losses or income for which no tax benefit or expense was recognized due to a valuation allowance. Included in the non-U.S. income taxed at other rates are tax incentives obtained in various non-U.S. countries, primarily the High and New Technology Enterprise (“HNTE”) status in China and a Free Trade Zone exemption in Honduras which totaled $12 million in 2022, $10 million in 2021 and $5 million in 2020, as well as tax benefit for income earned, and no tax benefit for losses incurred, in jurisdictions where a valuation allowance has been recorded. The Company currently benefits from tax holidays in various non-U.S. jurisdictions with expiration dates from 2023 through 2041. The income tax benefits attributable to these tax holidays are approximately $3 million ($0.01 per share) in 2022, $1 million (less than $0.01 per share) in 2021 and $1 million (less than $0.01 per share) in 2020.
The effective tax rate in the year ended December 31, 2022 was impacted by favorable changes in valuation allowances offset by changes in reserves and provision to return adjustments. The effective tax rate was also impacted by impairments and charges related to our planned exit from our majority owned Russian subsidiary and other charges in Ukraine for which no tax benefit was recognized.
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
On August 16, 2022, the Inflation Reduction Act (“IRA”) was signed into law in the U.S. Among other provisions, the IRA includes a 15% corporate minimum tax rate applied to certain large corporations and a 1% excise tax on corporate stock repurchases made after December 31, 2022. The IRA is not expected to have a significant impact on Aptiv’s consolidated financial statements.
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

	December 31,
	2022	2021
	(in millions)
Deferred tax assets:
Pension	$56	$76
Employee benefits	26	30
Net operating loss carryforwards	735	699
Warranty and other liabilities	85	77
Operating lease liabilities	98	78
Capitalized R&D	111	—
Other	222	184
Total gross deferred tax assets	1,333	1,144
Less: valuation allowances	(756)	(766)
Total deferred tax assets (1)	$577	$378
Deferred tax liabilities:
Fixed assets	$45	$55
Tax on unremitted profits of certain foreign subsidiaries	69	65
Intangibles	588	174
Operating lease right-of-use assets	97	78
Total gross deferred tax liabilities	799	372
Net deferred tax (liabilities) assets	$(222)	$6
(1)Reflects gross amount before jurisdictional netting of deferred tax assets and liabilities.
Deferred tax assets and liabilities are classified as long-term in the consolidated balance sheets. Net deferred tax assets and liabilities are included in the consolidated balance sheets as follows:

	December 31,
	2022	2021
	(in millions)
Long-term assets	$259	$159
Long-term liabilities	(481)	(153)
Total deferred tax (liability) asset	$(222)	$6
The net deferred tax liability of $222 million as of December 31, 2022 is primarily comprised of deferred tax liability amounts in the U.S., Italy, Korea and Singapore partially offset by deferred tax assets primarily in Luxembourg, Mexico and the U.K.

Net Operating Loss and Tax Credit Carryforwards
As of December 31, 2022, the Company has gross deferred tax assets of approximately $715 million for non-U.S. net operating loss (“NOL”) carryforwards with recorded valuation allowances of $596 million. These NOLs are available to offset future taxable income and realization is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards. The NOLs primarily relate to Luxembourg, Poland, Germany, the U.K., France and Ireland. The NOL carryforwards have expiration dates ranging from one year to an indefinite period.
Deferred tax assets include $68 million and $87 million of tax credit carryforwards with recorded valuation allowances of $61 million and $71 million at December 31, 2022 and 2021, respectively. These tax credit carryforwards expire at various times from 2023 through 2042.
Cumulative Undistributed Foreign Earnings
No income taxes have been provided on indefinitely reinvested earnings of certain foreign subsidiaries at December 31, 2022.
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
A reconciliation of the gross change in the unrecognized tax benefits balance, excluding interest and penalties is as follows:

	Year Ended December 31,
	2022	2021	2020
	(in millions)
Balance at beginning of year	$224	$231	$217
Additions related to current year	12	12	35
Additions related to prior years	29	20	31
Reductions related to prior years	(33)	(36)	(20)
Reductions due to expirations of statute of limitations	(7)	(3)	(28)
Settlements	(1)	—	(4)
Balance at end of year	$224	$224	$231
A portion of the Company’s unrecognized tax benefits would, if recognized, reduce its effective tax rate. The remaining unrecognized tax benefits relate to tax positions that, if recognized, would result in an offsetting change in valuation allowance and for which only the timing of the benefit is uncertain. Recognition of these tax benefits would reduce the Company’s effective tax rate only through a reduction of accrued interest and penalties. As of December 31, 2022 and 2021, the amounts of unrecognized tax benefit that would reduce the Company’s effective tax rate were $214 million and $207 million, respectively. For 2022 and 2021, respectively, $83 million and $105 million of reserves for uncertain tax positions would be offset by the write-off of a related deferred tax asset, if recognized.
The Company recognizes interest and penalties relating to unrecognized tax benefits as part of income tax expense. Total accrued liabilities for interest and penalties were $25 million and $28 million at December 31, 2022 and 2021, respectively. Total interest and penalties recognized as part of income tax expense were a benefit of $2 million, and expenses of $4 million and $13 million for the years ended December 31, 2022, 2021 and 2020, respectively.
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
Holders of the MCPS will be entitled to receive, when and if declared by the Company’s Board of Directors, cumulative dividends at the annual rate of 5.50% of the liquidation preference of $100 per share (equivalent to $5.50 annually per share), payable in cash or, subject to certain limitations, by delivery of the Company’s ordinary shares or any combination of cash and the Company’s ordinary shares, at the Company’s election. If declared, dividends on the MCPS are payable quarterly on March 15, June 15, September 15 and December 15 of each year (commencing on September 15, 2020 to, and including June 15, 2023), to the holders of record of the MCPS as they appear on the Company’s share register at the close of business on the immediately preceding March 1, June 1, September 1 or December 1, respectively.
Net Income Per Share
Basic net income per share is computed by dividing net income attributable to ordinary shareholders by the weighted average number of ordinary shares outstanding during the period. Diluted net income per share reflects the weighted average dilutive impact of all potentially dilutive securities from the date of issuance and is computed using the treasury stock and if-converted methods. The if-converted method is used to determine if the impact of the conversion of the MCPS into ordinary shares is more dilutive than the MCPS dividends to net income per share. If so, the MCPS are assumed to have been converted at the later of the beginning of the period or the time of issuance, and the resulting ordinary shares are included in the denominator and the MCPS dividends are added back to the numerator. For the years ended December 31, 2022 and 2021, the impact of the MCPS calculated under the if-converted method was anti-dilutive, and as such 12.37 million and 12.37 million ordinary shares underlying the MCPS, respectively, were excluded from the diluted net income per share calculation. For the year ended December 31, 2020, the calculation of net income per share includes the dilutive impacts of the MCPS under the if-converted method. For all periods presented, the calculation of net income per share also contemplates the dilutive impacts, if any, of the Company’s share-based compensation plans. Refer to Note 21. Share-Based Compensation for additional information.

Weighted Average Shares
The following table illustrates net income per share attributable to ordinary shareholders and the weighted average shares outstanding used in calculating basic and diluted income per share:

	Year Ended December 31,
	2022	2021	2020
	(in millions, except per share data)
Numerator, basic:
Net income attributable to ordinary shareholders	$531	$527	$1,769
Numerator, diluted:
Net income attributable to Aptiv	$594	$590	$1,804
MCPS dividends (1)	(63)	(63)	—
Numerator, diluted	$531	$527	$1,804
Denominator:
Weighted average ordinary shares outstanding, basic	270.90	270.46	263.43
Dilutive shares related to RSUs	0.28	0.76	0.44
Weighted average MCPS converted shares (1)	—	—	6.83
Weighted average ordinary shares outstanding, including dilutive shares	271.18	271.22	270.70

Net income per share attributable to ordinary shareholders:
Basic	$1.96	$1.95	$6.72
Diluted	$1.96	$1.94	$6.66
(1)For purposes of calculating net income per share under the if-converted method, the Company has included the impact of the MCPS dividends for the years ended December 31, 2022 and 2021 as the impact was more dilutive to net income per share than the impact of assuming the conversion of the MCPS into ordinary shares on a weighted average basis. The Company has excluded the impact of the MCPS dividends for the year ended December 31, 2020, as the assumed conversion of the MCPS into ordinary shares on a weighted average basis was more dilutive to net income per share than the impact of the MCPS dividends.
Share Repurchase Programs
In April 2016, the Board of Directors authorized a share repurchase program of up to $1.5 billion of ordinary shares, which commenced in September 2016. This share repurchase program provides for share purchases in the open market or in privately negotiated transactions, depending on share price, market conditions and other factors, as determined by the Company.
There were no shares repurchased during the years ended December 31, 2022 and 2021. A summary of the ordinary shares repurchased during the year ended December 31, 2020 is as follows:

Total number of shares repurchased	1,059,075
Average price paid per share	$53.73
Total (in millions)	$57
As of December 31, 2022, approximately $13 million of share repurchases remained available under the April 2016 share repurchase program, which is in addition to the share repurchase program of up to $2.0 billion that was previously announced in January 2019. This program, which will commence following the completion of the April 2016 share repurchase program, provides for share purchases in the open market or in privately negotiated transactions, depending on share price, market conditions and other factors, as determined by the Company. All previously repurchased shares were retired, and are reflected as a reduction of ordinary share capital for the par value of the shares, with the excess applied as reductions to additional paid-in-capital and retained earnings.

Preferred Dividends
The Company has declared and paid cash dividends per preferred share during the periods presented as follows:

	Dividend	Amount
	Per Share	(in millions)
2022:
Fourth quarter	$1.375	$16
Third quarter	1.375	15
Second quarter	1.375	16
First quarter	1.375	16
Total	$5.500	$63
2021:
Fourth quarter	$1.375	$16
Third quarter	1.375	15
Second quarter	1.375	16
First quarter	1.375	16
Total	$5.500	$63

16. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The changes in accumulated other comprehensive income (loss) attributable to Aptiv (net of tax) are shown below.

	Year Ended December 31,
	2022	2021	2020
	(in millions)
Foreign currency translation adjustments:
Balance at beginning of year	$(588)	$(445)	$(597)
Aggregate adjustment for the year (1)	(202)	(143)	152
Balance at end of year	(790)	(588)	(445)

Gains (losses) on derivatives:
Balance at beginning of year	$(17)	$40	$13
Other comprehensive income before reclassifications (net tax effect of $10, $0 and $0 )	37	8	6
Reclassification to income (net tax effect of $1, $0 and $0)	(13)	(65)	21
Balance at end of year	7	(17)	40

Pension and postretirement plans:
Balance at beginning of year	$(67)	$(140)	$(135)
Other comprehensive income (loss) before reclassifications (net tax effect of $(26), $(23) and $7)	51	57	(18)
Reclassification to income (net tax effect of $(2), $(4) and $(3))	8	16	13
Balance at end of year	(8)	(67)	(140)

Accumulated other comprehensive loss, end of year	$(791)	$(672)	$(545)
(1)Includes gains of $74 million and $116 million and losses of $132 million for the years ended December 31, 2022, 2021 and 2020, respectively, related to non-derivative net investment hedges. Refer to Note 17. Derivatives and Hedging Activities for further description of these hedges. Includes $6 million of accumulated currency translation adjustment losses reclassified to net income as a result of the liquidation of a foreign subsidiary for the year ended December 31, 2022.

Reclassifications from accumulated other comprehensive income (loss) to income were as follows:

Reclassification Out of Accumulated Other Comprehensive Income (Loss)
Details About Accumulated Other Comprehensive Income Components	Year Ended December 31,			Affected Line Item in the Statement of Operations
	2022	2021	2020
	(in millions)
Foreign currency translation adjustments:
Liquidation of foreign subsidiary (1)	$(6)	$—	$—	Other expense, net
	(6)	—	—	Income before income taxes
	—	—	—	Income tax expense
	(6)	—	—	Net income
	—	—	—	Net (loss) income attributable to noncontrolling interest
	$(6)	$—	$—	Net income attributable to Aptiv

Gains (losses) on derivatives:
Commodity derivatives	$(5)	$68	$(7)	Cost of sales
Foreign currency derivatives	19	(3)	(14)	Cost of sales
	14	65	(21)	Income before income taxes
	(1)	—	—	Income tax expense
	13	65	(21)	Net income
	—	—	—	Net (loss) income attributable to noncontrolling interest
	$13	$65	$(21)	Net income attributable to Aptiv

Pension and postretirement plans:
Actuarial loss	$(10)	$(15)	$(16)	Other expense, net (2)
Curtailment loss	—	(5)	—	Other expense, net (2)
	(10)	(20)	(16)	Income before income taxes
	2	4	3	Income tax expense
	(8)	(16)	(13)	Net income
	—	—	—	Net (loss) income attributable to noncontrolling interest
	$(8)	$(16)	$(13)	Net income attributable to Aptiv

Total reclassifications for the year	$(1)	$49	$(34)
(1)Represents accumulated currency translation adjustment losses reclassified to net income as a result of the liquidation of a foreign subsidiary during the year ended December 31, 2022.
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
As of December 31, 2022, the Company had the following outstanding notional amounts related to commodity and foreign currency forward and option contracts designated as cash flow hedges that were entered into to hedge forecasted exposures:

Commodity	Quantity Hedged	Unit of Measure	Notional Amount (Approximate USD Equivalent)
	(in thousands)		(in millions)
Copper	96,785	pounds	$365

Foreign Currency	Quantity Hedged	Unit of Measure	Notional Amount (Approximate USD Equivalent)
	(in millions)
Mexican Peso	22,516	MXN	$1,155
Chinese Yuan Renminbi	3,223	RMB	465
Euro	128	EUR	135
Polish Zloty	730	PLN	165
Hungarian Forint	24,013	HUF	65
As of December 31, 2022, Aptiv has entered into derivative instruments to hedge cash flows extending out to December 2024.
Gains and losses on derivatives qualifying as cash flow hedges are recorded in accumulated OCI, to the extent that hedges are effective, until the underlying transactions are recognized in earnings. Unrealized amounts in accumulated OCI will fluctuate based on changes in the fair value of hedge derivative contracts at each reporting period. Net gains on cash flow hedges included in accumulated OCI as of December 31, 2022 were $29 million (approximately $40 million, net of tax). Of this total, approximately $15 million of gains are expected to be included in cost of sales within the next 12 months and approximately $14 million of gains are expected to be included in cost of sales in subsequent periods. Cash flow hedges are discontinued when Aptiv determines it is no longer probable that the originally forecasted transactions will occur. Cash flows from derivatives used to manage commodity and foreign exchange risks designated as cash flow hedges are classified as operating activities within the consolidated statements of cash flows.
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
The Company has entered into a series of forward contracts, each of which have been designated as net investment hedges of the foreign currency exposure of the Company’s investments in certain Chinese Yuan Renminbi (“RMB”)-denominated subsidiaries. During the years ended December 31, 2022, 2021 and 2020, the Company received $7 million, and made net payments of $17 million and $1 million, respectively, at settlement related to these series of forward contracts which matured throughout each respective year. In December 2022, the Company entered into forward contracts with a total notional amount of 700 million RMB (approximately $100 million, using December 31, 2022 foreign currency rates), which mature in March 2023. Refer to the tables below for details of the fair value recorded in the consolidated balance sheets and the effects recorded in the consolidated statements of operations and consolidated statements of comprehensive income related to these derivative instruments.

The Company has designated the €700 million 2015 Euro-denominated Senior Notes and the €500 million 2016 Euro-denominated Senior Notes, as more fully described in Note 11. Debt, as net investment hedges of the foreign currency exposure of its investments in certain Euro-denominated subsidiaries. Due to changes in the value of the Euro-denominated debt instruments designated as net investment hedges, during the years ended December 31, 2022 and 2021, $74 million and $116 million of gains, respectively, were recognized within the cumulative translation adjustment component of OCI. Included in accumulated OCI related to these net investment hedges were cumulative gains of $37 million as of December 31, 2022 and losses of $37 million as of December 31, 2021.
Derivatives Not Designated as Hedges
In certain occasions the Company enters into certain foreign currency and commodity contracts that are not designated as hedges. When hedge accounting is not applied to derivative contracts, gains and losses are recorded to other income (expense), net and cost of sales in the consolidated statements of operations.
Fair Value of Derivative Instruments in the Balance Sheet
The fair value of derivative financial instruments recorded in the consolidated balance sheets as of December 31, 2022 and 2021 are as follows:

	Asset Derivatives		Liability Derivatives		Net Amounts of Assets and (Liabilities) Presented in the Balance Sheet
	Balance Sheet Location	December 31, 2022	Balance Sheet Location	December 31, 2022	December 31, 2022
	(in millions)
Derivatives designated as cash flow hedges:
Commodity derivatives	Other current assets	$—	Accrued liabilities	$28
Foreign currency derivatives*	Other current assets	54	Other current assets	11	$43
Commodity derivatives	Other long-term assets	—	Other long-term liabilities	7
Foreign currency derivatives*	Other long-term assets	17	Other long-term assets	3	14
Foreign currency derivatives*	Other long-term liabilities	1	Other long-term liabilities	1	—
Derivatives designated as net investment hedges:
Foreign currency derivatives	Other current assets	—	Accrued liabilities	1
Total derivatives designated as hedges		$72		$51

Derivatives not designated:
Foreign currency derivatives*	Other current assets	$1	Other current assets	$—	1
Total derivatives not designated as hedges		$1		$—

	Asset Derivatives		Liability Derivatives		Net Amounts of Assets and (Liabilities) Presented in the Balance Sheet
	Balance Sheet Location	December 31, 2021	Balance Sheet Location	December 31, 2021	December 31, 2021
	(in millions)
Derivatives designated as cash flow hedges:
Commodity derivatives	Other current assets	$27	Accrued liabilities	$—
Foreign currency derivatives*	Other current assets	15	Other current assets	9	$6
Foreign currency derivatives*	Accrued liabilities	5	Accrued liabilities	16	(11)
Commodity derivatives	Other long-term assets	2	Other long-term liabilities	—
Foreign currency derivatives*	Other long-term assets	2	Other long-term assets	1	1
Foreign currency derivatives*	Other long-term liabilities	1	Other long-term liabilities	8	(7)
Derivatives designated as net investment hedges:
Foreign currency derivatives	Other current assets	—	Accrued liabilities	1
Total derivatives designated as hedges		$52		$35

Derivatives not designated:
Commodity derivatives	Other current assets	$5	Accrued liabilities	$—
Foreign currency derivatives*	Accrued liabilities	—	Accrued liabilities	1	(1)
Total derivatives not designated as hedges		$5		$1
* Derivative instruments within this category are subject to master netting arrangements and are presented on a net basis in the consolidated balance sheets in accordance with accounting guidance related to the offsetting of amounts related to certain contracts.
The fair value of Aptiv’s derivative financial instruments were in a net asset position as of December 31, 2022 and 2021.
Effect of Derivatives on the Statements of Operations and Statements of Comprehensive Income
The pre-tax effects of derivative financial instruments in the consolidated statements of operations and consolidated statements of comprehensive income for the years ended December 31, 2022, 2021 and 2020 are as follows:

Year Ended December 31, 2022	(Loss) Gain Recognized in OCI	(Loss) Gain Reclassified from OCI into Income
	(in millions)
Derivatives designated as cash flow hedges:
Commodity derivatives	$(70)	$(5)
Foreign currency derivatives	90	19
Derivatives designated as net investment hedges:
Foreign currency derivatives	7	—
Total	$27	$14

Loss Recognized in Income
(in millions)
Derivatives not designated:
Foreign currency derivatives	$(8)
Total	$(8)

Year Ended December 31, 2021	Gain (Loss) Recognized in OCI	Gain (Loss) Reclassified from OCI into Income
	(in millions)
Derivatives designated as cash flow hedges:
Commodity derivatives	$60	$68
Foreign currency derivatives	(35)	(3)
Derivatives designated as net investment hedges:
Foreign currency derivatives	(17)	—
Total	$8	$65

Gain (Loss) Recognized in Income
(in millions)
Derivatives not designated:
Commodity derivatives	$3
Foreign currency derivatives	(5)
Total	$(2)

Year Ended December 31, 2020	Gain (Loss) Recognized in OCI	Loss Reclassified from OCI into Income
	(in millions)
Derivatives designated as cash flow hedges:
Commodity derivatives	$31	$(7)
Foreign currency derivatives	(23)	(14)
Derivatives designated as net investment hedges:
Foreign currency derivatives	(2)	—
Total	$6	$(21)

Gain Recognized in Income
(in millions)
Derivatives not designated:
Foreign currency derivatives	$—
Total	$—
The gain or loss recognized in income for designated and non-designated derivative instruments was recorded to cost of sales and other income (expense), net in the consolidated statements of operations for the years ended December 31, 2022, 2021 and 2020.

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
As of December 31, 2022 and 2021, Aptiv was in a net derivative asset position of $22 million and $21 million, respectively, and no significant adjustments were recorded for nonperformance risk based on the application of peer companies’ CDS rates, evaluation of our own nonperformance risk and because Aptiv’s exposures were to counterparties with investment grade credit ratings. Refer to Note 17. Derivatives and Hedging Activities for further information regarding derivatives.
Contingent consideration—The liability for contingent consideration is estimated as of the date of the acquisition and is recorded as part of the purchase price, and is subsequently re-measured to fair value at each reporting date, based on a probability-weighted analysis using a rate that reflects the uncertainty surrounding the expected outcomes, which the Company believes is appropriate and representative of market participant assumptions. The measurement of the liability for contingent consideration is based on significant inputs that are not observable in the market, and is therefore classified as a Level 3 measurement in accordance with ASC Topic 820-10-35. Examples of utilized unobservable inputs are estimated future earnings or milestone achievements of the acquired businesses and applicable discount rates. The estimate of the liability may fluctuate if there are changes in the forecast of acquired businesses’ future earnings or milestone achievements, as a result of actual earnings or milestone achievements or in the discount rates used to determine the present value of contingent future cash flows. The Company regularly reviews these assumptions and makes adjustments to the fair value measurements as required by facts and circumstances. As of December 31, 2022, the Company has determined that all earn-out provisions have been achieved under existing agreements.
As of December 31, 2022 and 2021, the liability for contingent consideration was $10 million (which was classified within other current liabilities) and $10 million (which was classified within other long-term liabilities), respectively, representing the maximum required amounts to be paid under existing agreements. Adjustments to this liability for interest accretion are recognized in interest expense, and any other changes in the fair value of this liability are recognized within other income (expense), net in the consolidated statement of operations.

The changes in the contingent consideration liability classified as a Level 3 measurement for the years ended December 31, 2022 and 2021 were as follows:

	Year Ended December 31,
	2022	2021
	(in millions)
Fair value at beginning of year	$10	$52
Additions	—	10
Payments	—	(52)
Fair value at end of year	$10	$10
During the year ended December 31, 2021, Aptiv recorded liabilities of $10 million for the estimated fair values of contingent consideration related to our acquisitions, as further described in Note 20. Acquisitions and Divestitures.
In accordance with previous agreements, the Company was required to deposit a total of $52 million from 2019 to 2021 related to the contingent consideration liability into an escrow account, which was classified as restricted cash in the consolidated balance sheet upon deposit. During the year ended December 31, 2021, the Company released $52 million from the escrow account which represented the maximum required amount to be paid under these agreements. In accordance with ASC Topic 230-10-45, $24 million of this payment was recorded as a cash outflow from financing activities in the consolidated statement of cash flows, which represents the acquisition date fair value of the contingent consideration liability, with the remaining $28 million recorded as a cash outflow from operating activities for year ended December 31, 2021.
Publicly traded equity securities—All publicly traded equity securities are reported at fair value as of each reporting date. The measurement of the asset is based on quoted prices for identical assets on active market exchanges. Gains and losses from changes in the fair value of these securities are recorded within other income (expense), net on the consolidated statement of operations.
As of December 31, 2022 and 2021, Aptiv had the following assets measured at fair value on a recurring basis:

	Total	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
	(in millions)
As of December 31, 2022
Foreign currency derivatives	$58	$—	$58	$—
Publicly traded equity securities	17	17	—	—
Total	$75	$17	$58	$—
As of December 31, 2021
Commodity derivatives	$34	$—	$34	$—
Foreign currency derivatives	7	—	7	—
Publicly traded equity securities	66	66	—	—
Total	$107	$66	$41	$—

As of December 31, 2022 and 2021, Aptiv had the following liabilities measured at fair value on a recurring basis:

	Total	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
	(in millions)
As of December 31, 2022
Commodity derivatives	$35	$—	$35	$—
Foreign currency derivatives	1	—	1	—
Contingent consideration	10	—	—	10
Total	$46	$—	$36	$10
As of December 31, 2021
Foreign currency derivatives	$20	$—	$20	$—
Contingent consideration	10	—	—	10
Total	$30	$—	$20	$10
Non-derivative financial instruments—Aptiv’s non-derivative financial instruments include cash and cash equivalents, accounts and notes receivable, accounts payable, as well as debt, which consists of its accounts receivable factoring arrangement, finance leases and other debt issued by Aptiv’s non-U.S. subsidiaries, the Revolving Credit Facility, the Tranche A Term Loan and all series of outstanding senior notes. The fair value of debt is based on quoted market prices for instruments with public market data or significant other observable inputs for instruments without a quoted public market price (Level 2). As of December 31, 2022 and 2021, total debt was recorded at $6,491 million and $4,067 million, respectively, and had estimated fair values of $5,241 million and $4,297 million, respectively. For all other financial instruments recorded as of December 31, 2022 and 2021, fair value approximates book value.
Fair Value Measurements on a Nonrecurring Basis
In addition to items that are measured at fair value on a recurring basis, Aptiv also has items in its balance sheet that are measured at fair value on a nonrecurring basis. As these items are not measured at fair value on a recurring basis, they are not included in the tables above. Financial and nonfinancial assets and liabilities that are measured at fair value on a nonrecurring basis include certain inventories, long-lived assets, assets and liabilities held for sale, intangible assets, equity investments without readily determinable fair values and liabilities for exit or disposal activities measured at fair value upon initial recognition. During the year ended December 31, 2022, Aptiv recorded non-cash long-lived asset impairment charges of $8 million and other charges of $3 million. These charges were primarily related to the conflict between Ukraine and Russia and were recorded within cost of sales. During the years ended December 31, 2021 and 2020, Aptiv recorded non-cash asset impairment charges totaling $2 million and $10 million, respectively, within cost of sales related to declines in the fair values of certain fixed assets. In addition, Aptiv determined that our majority owned subsidiary in Russia met the held for sale criteria as of December 31, 2022. Consequently, during the year ended December 31, 2022, the Company recorded a charge of $51 million to reduce the carrying value of the subsidiary to fair value, which was recorded primarily within cost of sales. Fair value of long-lived and other assets is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved and a review of appraisals or other market indicators and management estimates. As such, Aptiv has determined that the fair value measurements of long-lived and other assets fall in Level 3 of the fair value hierarchy.

19. OTHER INCOME, NET
Other income (expense), net included:

	Year Ended December 31,
	2022	2021	2020
	(in millions)
Interest income	$86	$9	$8
Loss on extinguishment of debt (Note 11)	—	(126)	—
Loss on modification of debt	—	(1)	(4)
Components of net periodic benefit cost other than service cost	(15)	(21)	(20)
Costs associated with acquisitions and other transactions	(61)	—	—
Change in fair value of equity investments without readily determinable fair value (Note 5)	—	9	10
Loss on change in fair value of publicly traded equity securities (Note 5)	(52)	—	—
Other, net	(12)	1	6
Other expense, net	$(54)	$(129)	$—
During the years ended December 31, 2022 and 2021, Aptiv recognized net unrealized losses of $49 million and gains of $5 million, respectively, for publicly traded equity securities still held as of December 31, 2022. As further discussed in Note 20. Acquisitions and Divestitures, Aptiv also incurred approximately $43 million and $10 million in transaction costs related to the acquisitions of Wind River and Intercable Automotive, respectively, during the year ended December 31, 2022.
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

20. ACQUISITIONS AND DIVESTITURES
Acquisition of Wind River Systems, Inc.
On December 23, 2022, Aptiv acquired 100% of the equity interests of Wind River Systems, Inc. (“Wind River”), a global leader in delivering software for the intelligent edge, for total consideration of approximately $3.5 billion, instead of the initial purchase price of $4.3 billion agreed to in January 2022. Aptiv and the seller agreed to the amended purchase price, in part, as a result of certain changes in Wind River's current operating structure required to bring the regulatory approval process to a satisfactory conclusion. The results of operations of Wind River are reported within the Advanced Safety and User Experience segment from the date of acquisition. The Company acquired Wind River utilizing cash on hand, which included proceeds from the 2022 Senior Notes. Refer to Note 11. Debt for additional information regarding the 2022 Senior Notes. Upon completion of the acquisition, Aptiv incurred transaction related expenses totaling approximately $43 million, which were recorded within other expense, net in the statement of operations.

The acquisition was accounted for as a business combination, with the total purchase price allocated on a preliminary basis using information available in the fourth quarter of 2022. The preliminary purchase price and related allocation to the acquired net assets of Wind River based on their estimated fair values is shown below (in millions):
Assets acquired and liabilities assumed

Purchase price, cash consideration, net of cash acquired (1)	$3,519

Accounts receivable, net	$91
Contract assets	67
Property, plant and equipment	14
Intangible assets	1,490
Contract liabilities	(101)
Accrued liabilities	(62)
Deferred tax liabilities	(287)
Other assets, net	5
Identifiable net assets acquired	1,217
Goodwill resulting from purchase	2,302
Total purchase price allocation	$3,519
(1)Approximately $35 million of the cash consideration was unpaid as of December 31, 2022 and was therefore not recognized as a cash outflow from investing activities for the year ended December 31, 2022. This amount is expected to be paid during the first quarter of 2023.
Intangible assets primarily include $750 million of technology-related assets with approximate useful lives of sixteen years, $630 million for the fair value of customer-based assets with approximate useful lives ranging from sixteen to twenty-two years and $110 million recognized for the fair value of the acquired trade name with an approximate useful life of eighteen years. The estimated fair value of these assets was based on third-party valuations and management’s estimates, generally utilizing income and market approaches and is sensitive to certain assumptions including discount rates, projected revenue growth rates and profit margin. These assumptions are forward-looking in nature and are dependent on the future performance of Wind River and could be affected by future economic and market conditions. Goodwill recognized in this transaction is primarily attributable to expanded market opportunities, including integrating Wind River’s product offerings with existing Company offerings, synergies expected to arise after the acquisition and the assembled workforce of Wind River and is not deductible for tax purposes.
The purchase price and related allocation are preliminary and could be revised as a result of adjustments made to the purchase price, additional information obtained regarding liabilities assumed, including, but not limited to, contingent liabilities, revisions of provisional estimates of fair values, including, but not limited to, the completion of independent valuations related to intangible assets and certain tax attributes.
The pro forma effects of this acquisition would not materially impact the Company’s reported results for any period presented, and as a result no pro forma financial statements were presented.
Acquisition of Controlling Interest in Intercable Automotive Solutions
On November 30, 2022, Aptiv acquired 85% of the equity interests of Intercable Automotive Solutions S.r.l. (“Intercable Automotive”), a manufacturer of high-voltage busbars and interconnect solutions, for total consideration of $606 million. Intercable Automotive was formerly a subsidiary of Intercable S.r.l. The results of operations of Intercable Automotive are reported within the Signal and Power Solutions segment from the date of acquisition. The Company acquired its interest in Intercable Automotive utilizing cash on hand. Upon completion of the acquisition, Aptiv incurred transaction related expenses totaling approximately $10 million, which were recorded within other expense, net in the statement of operations.
The acquisition was accounted for as a business combination, with the total purchase price allocated on a preliminary basis using information available, in the fourth quarter of 2022. The preliminary purchase price and related allocation to the acquired net assets of Intercable Automotive based on their estimated fair values is shown below (in millions):

Assets acquired and liabilities assumed

Purchase price, cash consideration, net of cash acquired	$606

Inventory	$77
Property, plant and equipment	77
Intangible assets	285
Deferred tax liabilities	(82)
Other liabilities, net	(13)
Identifiable net assets acquired	344
Goodwill resulting from purchase	357
Total	701
Less: redeemable noncontrolling interest	(95)
Total purchase price allocation	$606
Intangible assets include $201 million recognized for the fair value of customer-based assets with approximate useful lives of nineteen years, $63 million of technology-related assets with estimated useful lives of approximately fifteen years and $21 million recognized for the fair value of the trade name license with an approximate useful life of fifteen years. The estimated fair value of these assets was based on third-party valuations and management’s estimates, generally utilizing income and market approaches. Goodwill recognized in this transaction is primarily attributable to synergies expected to arise after the acquisition and the assembled workforce of Intercable Automotive and is not deductible for tax purposes.
Concurrent with the acquisition, the Company entered into an agreement with the noncontrolling interest holders that provides the Company with the right to purchase, and the noncontrolling interest holders with the right to sell, the remaining 15% of Intercable Automotive for cash of up to €155 million, beginning in 2026. The final purchase price is contractually defined and will be determined based on Intercable Automotive’s 2025 operating results. Due to the noncontrolling interest holders’ redemption rights, the noncontrolling interest has been classified as redeemable noncontrolling interest in the temporary equity section of the consolidated balance sheet. The fair value of the noncontrolling interest was determined using a Monte Carlo simulation approach and includes several assumptions including estimated future profitability, expected volatility rate and risk free rate.
The purchase price and related allocation are preliminary and could be revised as a result of adjustments made to the purchase price, additional information obtained regarding liabilities assumed, including, but not limited to, contingent liabilities, revisions of provisional estimates of fair values, including, but not limited to, the completion of independent valuations related to intangible assets and certain tax attributes.
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
The acquisition was accounted for as a business combination, with the total purchase price allocated on a preliminary basis using information available, in the fourth quarter of 2021. The purchase price and related allocation were finalized in the fourth quarter of 2022, and resulted in minor adjustments from the amounts previously disclosed. These adjustments were not significant for any period presented after the acquisition date. The final purchase price and related allocation to the acquired net assets of El-Com based on their estimated fair values is shown below (in millions):

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
Acquisition of Krono-Safe Automotive, SAS
On November 9, 2021, Aptiv acquired 100% of the equity interests of Krono-Safe Automotive (“Krono-Safe Automotive”), a leading software developer of safety-critical real-time embedded systems, for total consideration of $13 million, which was comprised of Aptiv’s previous investment of $6 million in Krono-Safe, SAS that was previously made in 2019 and $7 million of cash. The results of operations of Krono-Safe Automotive are reported within the Advanced Safety and User Experience segment from the date of acquisition.
The acquisition was accounted for as a business combination, with the total purchase price allocated on a preliminary basis using information available, in the fourth quarter of 2021, which primarily resulted in the recognition of goodwill of $9 million and intangible assets of $4 million. Goodwill recognized in this transaction is primarily attributable to synergies expected to arise after the acquisition and is not deductible for tax purposes. The purchase price and related allocation were finalized in the fourth quarter of 2022.
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
Autonomous Driving Joint Venture
On March 26, 2020, Aptiv completed a transaction with Hyundai to form Motional, a joint venture focused on the design, development and commercialization of autonomous driving technologies. Under the terms of the agreement, Aptiv contributed to Motional autonomous driving technology, intellectual property and approximately 700 employees for a 50% ownership interest in Motional. Hyundai contributed to Motional approximately $1.6 billion in cash, along with vehicle engineering services, research and development resources and access to intellectual property for a 50% ownership interest in Motional. As a result, Motional is expected to fund all of its future operating expenses and investments in autonomous driving technologies for the foreseeable future. Consequently, Aptiv is not required to fund these investments and expenses, which approximated $180 million for the year ended December 31, 2019 prior to Motional’s formation. Upon closing of the transaction, Aptiv deconsolidated the carrying value of the associated assets and liabilities contributed to Motional, previously classified as held for sale, and recognized an asset of approximately $2 billion within investments in affiliates in the consolidated balance sheet, based on the preliminary fair value of its investment in Motional. The Company recognized a pre-tax gain of approximately $1.4 billion in the consolidated statement of operations (approximately $5.32 per diluted share for the year ended December 31, 2020), net of transaction costs of $22 million, based on the difference between the carrying value of its contribution to Motional and the preliminary fair value of its investment in Motional. The estimated fair value of Aptiv’s ownership interest in Motional was determined primarily based on third-party valuations and management estimates, generally utilizing income and market approaches. Determining the fair value of Motional and the underlying assets required the use of management’s judgment and involved significant estimates and assumptions with respect to the timing and amount of future cash flows, market rate assumptions, projected growth rates and margins, and appropriate discount rates, among other items. The estimated fair value was determined on a preliminary basis using information available in the first quarter of 2020 and was finalized in the first quarter of 2021. The effects of this transaction would not materially impact the Company’s reported results for any period presented, and the transaction did not meet the criteria to be reflected as a discontinued operation.
The Company’s investment in Motional is accounted for using the equity method of accounting and Aptiv recognized an equity loss of $291 million, $215 million and $98 million, net of tax, during the years ended December 31, 2022, 2021, and 2020, respectively. Refer to Note 5. Investments in Affiliates for further information on Aptiv’s equity method investments. The pre-tax loss of Aptiv’s autonomous driving operations that were contributed to the joint venture on March 26, 2020, included within Aptiv’s consolidated operating results, was $41 million for the year ended December 31, 2020.
Planned Exit from Majority Owned Russian Subsidiary
Given the sanctions put in place by the European Union (the “E.U.”), U.S. and other governments, which restrict our ability to conduct business in Russia, we initiated a plan to exit our majority owned subsidiary in Russia in the second quarter of 2022. As a result, the Company determined that this subsidiary, which is reported within the Signal and Power Solutions segment, met the held for sale criteria as of December 31, 2022. Consequently, during the year ended December 31, 2022, the Company recorded a pre-tax charge of $51 million to impair the carrying value of the Russian subsidiary’s net assets to fair value, which was recorded primarily within cost of sales in the consolidated statement of operations. Approximately $25 million of these charges were attributable to the noncontrolling interest based on the noncontrolling shareholder’s economic interest. The remaining assets and liabilities of the subsidiary were reclassified as held for sale and reflect the appropriate valuation allowances. The net assets and liabilities are de minimis and are presented as other current assets and other current liabilities, respectively, in the consolidated balance sheet as of December 31, 2022. These assets and liabilities represent the only balances recorded as held for sale as of December 31, 2022.

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
The details of the shares issued upon vesting of the executive grants are as follows:

	Time-Based Awards			Performance-Based Awards
Vesting Date	Ordinary Shares Issued Upon Vesting	Grant Date Fair Value	Ordinary Shares Withheld to Cover Withholding Taxes	Ordinary Shares Issued Upon Vesting	Fair Value of Shares at Issuance	Ordinary Shares Withheld to Cover Withholding Taxes
	(dollars in millions)
Q1 2022	354,600	$46	140,409	325,283	$42	136,143
Q1 2021	449,426	67	177,825	288,074	43	121,609
Q1 2020	468,240	37	181,495	580,390	45	243,080
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

A summary of RSU activity, including award grants, vesting and forfeitures is provided below:

	RSUs	Weighted Average Grant Date Fair Value
	(in thousands)
Nonvested, January 1, 2020	1,822	$89.32
Granted	934	99.14
Vested	(773)	98.90
Forfeited	(197)	82.93
Nonvested, December 31, 2020	1,786	102.95
Granted	661	161.90
Vested	(829)	98.55
Forfeited	(274)	118.97
Nonvested, December 31, 2021	1,344	131.40
Granted	939	122.73
Vested	(713)	109.36
Forfeited	(323)	134.75
Nonvested, December 31, 2022	1,247	136.61
As of December 31, 2022, there were approximately 318,000 Aptiv performance-based RSUs, with a weighted average grant date fair value of $121.04, that were vested but not yet distributed.
Aptiv recognized share-based compensation expense of $86 million ($85 million, net of tax), $87 million ($86 million, net of tax) and $60 million ($60 million net of tax) based on the Company’s best estimate of ultimate performance against the respective targets during the years ended December 31, 2022, 2021 and 2020, respectively. Aptiv will continue to recognize compensation expense, based on the grant date fair value of the awards applied to the Company’s best estimate of ultimate performance against the respective targets, over the requisite vesting periods of the awards. Based on the grant date fair value of the awards and the Company’s best estimate of ultimate performance against the respective targets as of December 31, 2022, unrecognized compensation expense on a pre-tax basis of approximately $105 million is anticipated to be recognized over a weighted average period of approximately two years. For the years ended December 31, 2022, 2021 and 2020, respectively, approximately $36 million, $45 million and $33 million of cash was paid and reflected as a financing activity in the statements of cash flows related to the tax withholding for vested RSUs.

22. SEGMENT REPORTING
Aptiv operates its core business along the following operating segments, which are grouped on the basis of similar product, market and operating factors:
•Signal and Power Solutions, which includes complete electrical architecture and component products.
•Advanced Safety and User Experience, which includes vehicle technology and services in advanced safety, user experience and connectivity and security solutions, as well as cloud-native software platforms, autonomous driving technologies and DevOps tools.
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

Effective on January 1, 2022, the Company now excludes amortization expense of intangible assets from the calculation of Adjusted Operating Income, as reflected in the definition above. The Company’s management believes that the updated calculation of this financial measure will be more useful to both management and investors in their analysis of the Company’s results of operations due to recent acquisitions. Amortization of intangible assets generally results from a write-up in the value of assets in connection with an acquisition. The Company believes that exclusion of amortization expense will facilitate more comparable operating results of the Company over time, between periods when the Company is more or less acquisitive and allows for improved comparison with both acquisitive and non-acquisitive peer companies. The historical presentation of Adjusted Operating Income in the tables below has been revised to be consistent with this updated calculation.
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
Included below are sales and operating data for Aptiv’s segments for the years ended December 31, 2022, 2021 and 2020, as well as balance sheet data as of December 31, 2022 and 2021.

	Signal and Power Solutions	Advanced Safety and User Experience	Eliminations and Other (1)	Total
	(in millions)
For the Year Ended December 31, 2022:
Net sales	$12,943	$4,587	$(41)	$17,489
Depreciation and amortization	$584	$178	$—	$762
Adjusted operating income	$1,441	$144	$—	$1,585
Operating income (2)	$1,195	$68	$—	$1,263
Equity income (loss), net of tax	$20	$(299)	$—	$(279)
Net loss attributable to noncontrolling interest	$(3)	$—	$—	$(3)
Net loss attributable to redeemable noncontrolling interest	$(1)	$—	$—	$(1)
Capital expenditures	$573	$196	$75	$844

	Signal and Power Solutions	Advanced Safety and User Experience	Eliminations and Other (1)	Total
	(in millions)
For the Year Ended December 31, 2021:
Net sales	$11,598	$4,056	$(36)	$15,618
Depreciation and amortization	$595	$178	$—	$773
Adjusted operating income (3)	$1,225	$153	$—	$1,378
Operating income (4)	$1,064	$125	$—	$1,189
Equity income (loss), net of tax	$15	$(215)	$—	$(200)
Net income attributable to noncontrolling interest	$19	$—	$—	$19
Capital expenditures	$434	$124	$53	$611

	Signal and Power Solutions	Advanced Safety and User Experience	Eliminations and Other (1)	Total
	(in millions)
For the Year Ended December 31, 2020:
Net sales	$9,522	$3,573	$(29)	$13,066
Depreciation and amortization	$588	$176	$—	$764
Adjusted operating income (3)	$900	$111	$—	$1,011
Operating income (5)	$656	$1,462	$—	$2,118
Equity income (loss), net of tax	$15	$(98)	$—	$(83)
Net income attributable to noncontrolling interest	$18	$—	$—	$18
Capital expenditures	$355	$173	$56	$584
(1)Eliminations and Other includes the elimination of inter-segment transactions. Capital expenditures amounts are attributable to corporate administrative and support functions, including corporate headquarters and certain technical centers.
(2)Includes charges recorded in 2022 related to costs associated with employee termination benefits and other exit costs of $30 million for Signal and Power Solutions and $55 million for Advanced Safety and User Experience.
(3)As described above, the calculation of adjusted operating income excludes amortization expense effective on January 1, 2022. The historical presentation of adjusted operating income as shown in this table has been revised to be consistent with the updated calculation.
(4)Includes charges recorded in 2021 related to costs associated with employee termination benefits and other exit costs of $8 million for Signal and Power Solutions and $16 million for Advanced Safety and User Experience.
(5)Includes a pre-tax gain in 2020 of $1.4 billion within Advanced Safety and User Experience for the completion of the Motional autonomous driving joint venture. Also, includes charges recorded in 2020 related to costs associated with employee termination benefits and other exit costs of $90 million for Signal and Power Solutions and $46 million for Advanced Safety and User Experience.

	Signal and Power Solutions	Advanced Safety and User Experience	Eliminations and Other (1)	Total
	(in millions)
Balance as of December 31, 2022:
Investment in affiliates	$126	$1,597	$—	$1,723
Goodwill (2)	$2,756	$2,350	$—	$5,106
Total segment assets (2)	$14,575	$11,864	$(4,555)	$21,884
Balance as of December 31, 2021:
Investment in affiliates	$110	$1,687	$—	$1,797
Goodwill	$2,475	$36	$—	$2,511
Total segment assets	$13,385	$7,244	$(2,622)	$18,007
(1)Eliminations and Other includes the elimination of inter-segment transactions.
(2)Signal and Power Solutions includes amounts recognized as part of the preliminary purchase price allocation following the acquisition of Intercable Automotive in November 2022. Advanced Safety and User Experience includes amounts recognized as part of the preliminary purchase price allocation following the acquisition of Wind River in December 2022. Refer to Note 20. Acquisitions and Divestitures for additional information on these acquisitions.
The reconciliation of Adjusted Operating Income to operating income includes, as applicable, amortization, restructuring, other acquisition and portfolio project costs (which includes costs incurred to integrate acquired businesses and to plan and execute product portfolio transformation actions, including business and product acquisitions and divestitures), asset impairments and other related charges and gains (losses) on business divestitures and other transactions. The reconciliations of Adjusted Operating Income to net income attributable to Aptiv for the years ended December 31, 2022, 2021 and 2020 are as follows:

	Signal and Power Solutions	Advanced Safety and User Experience	Total
	(in millions)
For the Year Ended December 31, 2022:
Adjusted operating income	$1,441	$144	$1,585
Amortization	(139)	(10)	(149)
Restructuring	(30)	(55)	(85)
Other acquisition and portfolio project costs	(15)	(11)	(26)
Asset impairments	(8)	—	(8)
Other charges related to Ukraine/Russia conflict (1)	(54)	—	(54)
Operating income	$1,195	$68	1,263
Interest expense			(219)
Other expense, net			(54)
Income before income taxes and equity loss			990
Income tax expense			(121)
Equity loss, net of tax			(279)
Net income			590
Net loss attributable to noncontrolling interest			(3)
Net loss attributable to redeemable noncontrolling interest			(1)
Net income attributable to Aptiv			$594
(1)Primarily consists of charges related to the designation of our majority owned Russian subsidiary as held for sale as of December 31, 2022. Refer to Note 20. Acquisitions and Divestitures for further information.

	Signal and Power Solutions	Advanced Safety and User Experience	Total
	(in millions)
For the Year Ended December 31, 2021:
Adjusted operating income	$1,225	$153	$1,378
Amortization	(141)	(7)	(148)
Restructuring	(8)	(16)	(24)
Other acquisition and portfolio project costs	(11)	(4)	(15)
Asset impairments	(1)	(1)	(2)
Operating income	$1,064	$125	1,189
Interest expense			(150)
Other expense, net			(129)
Income before income taxes and equity loss			910
Income tax expense			(101)
Equity loss, net of tax			(200)
Net income			609
Net income attributable to noncontrolling interest			19
Net income attributable to Aptiv			$590

	Signal and Power Solutions	Advanced Safety and User Experience	Total
	(in millions)
For the Year Ended December 31, 2020:
Adjusted operating income	$900	$111	$1,011
Amortization	(138)	(6)	(144)
Restructuring	(90)	(46)	(136)
Other acquisition and portfolio project costs	(12)	(11)	(23)
Asset impairments	(4)	(6)	(10)
Deferred compensation related to acquisitions	—	(14)	(14)
Gain on business divestitures and other transactions	—	1,434	1,434
Operating income	$656	$1,462	2,118
Interest expense			(164)
Income before income taxes and equity loss			1,954
Income tax expense			(49)
Equity loss, net of tax			(83)
Net income			1,822
Net income attributable to noncontrolling interest			18
Net income attributable to Aptiv			$1,804
Information concerning principal geographic areas is set forth below. Net sales reflects the manufacturing location and is for the years ended December 31, 2022, 2021 and 2020. Long-lived assets is as of December 31, 2022, 2021 and 2020.

	Year Ended December 31, 2022		Year Ended December 31, 2021		Year Ended December 31, 2020
	Net Sales	Long-Lived Assets (1)	Net Sales	Long-Lived Assets (1)	Net Sales	Long-Lived Assets (1)
	(in millions)
United States (2)	$6,292	$1,136	$5,196	$1,010	$4,382	$985
Other North America	159	291	136	248	112	253
Europe, Middle East & Africa (3)	5,372	1,429	5,179	1,390	4,483	1,440
Asia Pacific (4)	5,274	1,031	4,829	978	3,898	953
South America	392	59	278	51	191	50
Total	$17,489	$3,946	$15,618	$3,677	$13,066	$3,681
(1)Includes property, plant and equipment, net of accumulated depreciation and operating lease right-of-use assets.
(2)Includes net sales and machinery, equipment and tooling that relate to the Company’s maquiladora operations located in Mexico. These assets are utilized to produce products sold to customers located in the U.S.
(3)Includes Aptiv’s country of domicile, Jersey. The Company had no sales or long-lived assets in Jersey in any period. The largest portion of net sales in the Europe, Middle East & Africa region was $1,485 million, $1,436 million and $1,248 million in Germany for the years ended December 31, 2022, 2021 and 2020, respectively.
(4)Net sales and long-lived assets in Asia Pacific are primarily attributable to China.

23. FOURTH QUARTER DATA (UNAUDITED)
The following is a condensed summary of the Company’s unaudited results of operations for the three months ended December 31, 2022 and 2021.

	Three Months Ended December 31,
	2022	2021
	(in millions, except per share amounts)
Net sales	$4,640	$4,134
Cost of sales	3,827	3,543
Gross margin	$813	$591
Operating income	$440	$260
Net income (1)	266	39
Net income attributable to Aptiv	249	31
Net income attributable to ordinary shareholders	233	15
Basic net income per share:
Basic net income per share attributable to ordinary shareholders	$0.86	$0.06
Weighted average number of basic shares outstanding	270.95	270.52
Diluted net income per share:
Diluted net income per share attributable to ordinary shareholders	$0.86	$0.06
Weighted average number of diluted shares outstanding	271.40	271.47
(1)In the fourth quarter of 2022, Aptiv incurred approximately $53 million in transaction costs related to the acquisitions of Wind River and Intercable Automotive. In the fourth quarter of 2021, Aptiv recognized a loss on extinguishment of debt of $126 million.

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
The Company also generates revenue from the sale of software licenses, post delivery support and maintenance and professional software services, primarily from Wind River, which the Company acquired in December 2022. Refer to Note 20. Acquisitions and Divestitures for further information on this acquisition. The Company generally recognizes revenue for software licenses and professional software services at a point in time upon delivery or when the services are provided. Revenue from post delivery support and maintenance for software contracts are recognized over time on a ratable basis over the contract term. Under certain of these arrangements, timing may differ between revenue recognition and billing.

Disaggregation of Revenue
Revenue generated from Aptiv’s operating segments is disaggregated by primary geographic market in the following tables for the years ended December 31, 2022, 2021 and 2020. Information concerning geographic market reflects the manufacturing location.

For the Year Ended December 31, 2022:	Signal and Power Solutions	Advanced Safety and User Experience	Eliminations and Other	Total

	(in millions)
Geographic Market
North America	$5,026	$1,435	$(10)	$6,451
Europe, Middle East and Africa	3,289	2,094	(11)	5,372
Asia Pacific	4,236	1,058	(20)	5,274
South America	392	—	—	392
Total net sales	$12,943	$4,587	$(41)	$17,489

For the Year Ended December 31, 2021:	Signal and Power Solutions	Advanced Safety and User Experience	Eliminations and Other	Total

	(in millions)
Geographic Market
North America	$4,135	$1,204	$(7)	$5,332
Europe, Middle East and Africa	3,387	1,802	(10)	5,179
Asia Pacific	3,798	1,050	(19)	4,829
South America	278	—	—	278
Total net sales	$11,598	$4,056	$(36)	$15,618

For the Year Ended December 31, 2020:	Signal and Power Solutions	Advanced Safety and User Experience	Eliminations and Other	Total

	(in millions)
Geographic Market
North America	$3,527	$970	$(3)	$4,494
Europe, Middle East and Africa	2,869	1,625	(11)	4,483
Asia Pacific	2,935	978	(15)	3,898
South America	191	—	—	191
Total net sales	$9,522	$3,573	$(29)	$13,066
Contract Balances
As of December 31, 2022, the balance of contract liabilities, which solely consisted of deferred revenue, was $99 million (of which $90 million was recorded in other current liabilities and $9 million was recorded in other long-term liabilities). There were no contract liabilities recorded as of December 31, 2021.
Contract assets include amounts related to the Company’s contractual right to consideration for both completed and partially completed performance obligations that have not been invoiced. As of December 31, 2022, the balance of contract assets was $67 million (of which $24 million was recorded in other current assets and $43 million was recorded in other long-term assets). There were no contract assets recorded as of December 31, 2021.
The increase in our contract liabilities and contract assets during the year ended December 31, 2022 is due to the acquisition of Wind River.
Remaining Performance Obligations
For production parts, customer contracts generally are represented by a combination of a current purchase order and a current production schedule issued by the customer. There are no contracts for production parts outstanding beyond one year.

Aptiv does not enter into fixed long-term supply agreements. As permitted, Aptiv does not disclose information about remaining performance obligations that have original expected durations of one year or less for production parts.
Customer contracts for sales of software and related services are generally represented by a sales contract or purchase order with contract durations typically ranging from one to three years. Remaining performance obligations include contract liabilities and unbilled amounts that will be recognized as revenue in future periods. Transaction price allocated to the remaining performance obligation is based on the standalone selling price. The value of the transaction price allocated to remaining performance obligations under software and related service contracts as of December 31, 2022 was approximately $135 million. The Company expects to recognize approximately 67% of remaining performance obligations as revenue in the next twelve months, and the remainder thereafter.
Costs to Obtain a Contract
From time to time, Aptiv makes payments to customers in conjunction with ongoing business. These payments to customers are generally recognized as a reduction to revenue at the time of the commitment to make these payments. However, certain other payments to customers, or upfront fees, meet the criteria to be considered a cost to obtain a contract as they are directly attributable to a contract, are incremental and management expects the fees to be recoverable. As of December 31, 2022 and 2021, Aptiv has recorded $78 million (of which $17 million was classified within other current assets and $61 million was classified within other long-term assets) and $92 million (of which $34 million was classified within other current assets and $58 million was classified within other long-term assets), respectively, related to these capitalized upfront fees.
Capitalized upfront fees are amortized to revenue based on the transfer of goods and services to the customer for which the upfront fees relate, which typically range from three to five years. There have been no impairment losses in relation to the costs capitalized. The amount of amortization to net sales was $28 million, $31 million and $18 million for the years ended December 31, 2022, 2021 and 2020, respectively.

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
Related Party Lease Agreement
Aptiv subleases certain office space to Motional, our autonomous driving joint venture, which has a remaining lease term of approximately six years as of December 31, 2022. Total income under the agreement was $4 million, $3 million and $3 million during the years ended December 31, 2022, 2021 and 2020, respectively. The sublease income and Aptiv’s associated operating lease cost are recorded to cost of sales in the consolidated statement of operations. The Company believes the terms of the lease agreement have not significantly been affected by the fact the Company and the lessee are related parties.

The components of lease expense were as follows:

	Year Ended December 31,
	2022	2021	2020

	(in millions)
Lease cost:
Finance lease cost:
Amortization of right-of-use assets	$4	$4	$5
Interest on lease liabilities	1	1	1
Total finance lease cost	5	5	6
Operating lease cost	122	119	111
Short-term lease cost	14	13	13
Variable lease cost	1	—	—
Sublease income (1)	(5)	(4)	(4)
Total lease cost	$137	$133	$126
(1)Sublease income excludes rental income from owned properties of $8 million, $10 million and $10 million for the years ended December 31, 2022, 2021 and 2020, respectively, which is included in other income, net.
Supplemental cash flow and other information related to leases was as follows:

	Year Ended December 31,
	2022	2021	2020

	(in millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for finance leases	$1	$1	$1
Operating cash flows for operating leases	116	122	107
Financing cash flows for finance leases	4	4	4
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$102	$74	$35
Finance leases	3	1	1

Supplemental balance sheet information related to leases was as follows:

	December 31,
	2022	2021

	(dollars in millions)
Operating leases:
Operating lease right-of-use assets	$451	$383
Accrued liabilities (Note 8)	$109	$92
Long-term operating lease liabilities	361	304
Total operating lease liabilities	$470	$396

Finance leases:
Property and equipment	$35	$26
Less: accumulated depreciation	(19)	(15)
Total property, net	$16	$11
Short-term debt (Note 11)	$6	$3
Long-term debt (Note 11)	12	10
Total finance lease liabilities	$18	$13

Weighted average remaining lease term:
Operating leases	6 years	6 years
Finance leases	4 years	5 years

Weighted average discount rate:
Operating leases	3.25%	3.00%
Finance leases	4.00%	3.50%
Maturities of lease liabilities were as follows:

	Operating Leases	Finance Leases

	(in millions)
As of December 31, 2022
2023	$121	$6
2024	95	5
2025	78	4
2026	65	3
2027	49	2
Thereafter	106	1
Total lease payments	514	21
Less: imputed interest	(44)	(3)
Total	$470	$18
As of December 31, 2022, the Company has entered into additional operating leases, primarily for real estate, that have not yet commenced of approximately $55 million. These operating leases are anticipated to commence primarily in 2023 with lease terms of five to ten years.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Management of the Company, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2022. As defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), disclosure controls and procedures are controls and procedures designed to provide reasonable assurance that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported on a timely basis, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company’s disclosure controls and procedures include components of the Company’s internal control over financial reporting. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2022.
Management’s Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f), for the Company. Under the supervision of the Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022 based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework (2013).” Based on that evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2022. Due to the timing of each respective acquisition during the fourth quarter of 2022, the Company has excluded the acquired operations of Wind River Systems, Inc. (“Wind River”) and Intercable Automotive S.r.l. (“Intercable Automotive”) from its assessment of the effectiveness of the Company’s internal controls over financial reporting. Wind River and Intercable Automotive represented approximately 23% of the Company’s assets as of December 31, 2022 and less than 1% of net sales and net income for the year ended December 31, 2022.
Ernst & Young LLP has issued an attestation report which is included herein as the Report of Independent Registered Public Accounting Firm under the section headed Financial Statements and Supplementary Data for the year ended December 31, 2022.
Changes in Internal Control Over Financial Reporting
There were no material changes in the Company’s internal control over financial reporting, identified in connection with management’s evaluation of internal control over financial reporting, that occurred during the quarter and year ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company is integrating Wind River and Intercable Automotive into the Company’s operations, compliance programs and internal control processes. Specifically, as permitted by SEC rules and regulations, the Company has excluded Wind River and Intercable Automotive from management’s evaluation of internal controls over financial reporting as of December 31, 2022.

ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information called for by Item 10, as to the audit committee and the audit committee financial expert, is incorporated by reference to the Company’s Definitive Proxy Statement to be filed with the SEC pursuant to Regulation 14A in connection with the Company’s 2023 Annual General Meeting of Shareholders (the “Proxy Statement”) under the headings “Board Practices” and “Board Committees.” The information called for by Item 10, as to executive officers, is set forth under Executive Officers of the Registrant in the Supplementary Item in Part I of this Annual Report on Form 10-K. The information called for by Item 10, as to directors, is incorporated by reference to the Company’s Proxy Statement under the headings “Election of Directors” and “Board Practices.”
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
Information as of December 31, 2022 about the Company’s ordinary shares that may be issued under all of its equity compensation plans is set forth in Part II Item 5 of this Annual Report on Form 10-K.

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
(1) Financial Statements:
(2) Financial Statement Schedule:
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

		Additions
	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Other Activity	Balance at End of Period
	(in millions)
December 31, 2022:
Allowance for doubtful accounts	$37	$27	$(12)	$—	$52
Tax valuation allowance (a)	$766	$57	$(83)	$16	$756
December 31, 2021:
Allowance for doubtful accounts	$40	$22	$(24)	$(1)	$37
Tax valuation allowance (a)	$832	$25	$(78)	$(13)	$766
December 31, 2020:
Allowance for doubtful accounts	$37	$39	$(39)	$3	$40
Tax valuation allowance (a)	$1,075	$84	$(333)	$6	$832
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
4.10
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

4.11
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

10.2	Aptiv PLC Executive Severance Plan, effective February 1, 2017(7)+
10.3	Aptiv PLC Executive Change in Control Severance Plan, effective February 1, 2017(7)+
10.4	Aptiv Corporation Supplemental Executive Retirement Program(1)+
10.5	Aptiv Corporation Salaried Retirement Equalization Savings Program(1)+
10.6	Offer letter for Kevin P. Clark, dated June 10, 2010(1)+
10.7	Offer letter for Joseph R. Massaro, dated September 13, 2013(6)+
10.8	Form of Non-Employee Director RSU Award Agreement pursuant to Aptiv PLC Long Term Incentive Plan, as amended(2)+
10.9	Letter Agreement, dated October 29, 2012, between the Company and Kevin P. Clark(3)+
10.10	Aptiv PLC Long-Term Incentive Plan, as amended and restated (incorporated by reference to the Company’s Proxy Statement dated March 9, 2015)+

Exhibit Number	Description
10.11	Form of Officer Performance-Based RSU Award pursuant to the Aptiv PLC Long-Term Incentive Plan, as amended and restated, effective 2016(5)+
10.12	Form of Officer Time-Based RSU Award pursuant to the Aptiv PLC Long-Term Incentive Plan, as amended and restated(4)+
10.13	Form of Allocation Letter for Executives, effective 2019(8)+
10.14	Aptiv PLC Annual Incentive Plan (as Amended and Restated Effective January 1, 2021)(9)+
10.15	Form of Officer Time-Based RSU Award pursuant to the Aptiv PLC Long-Term Incentive Plan, as amended and restated, effective 2022(10)+
10.16	Form of Officer Performance-Based RSU Award pursuant to the Aptiv PLC Long-Term Incentive Plan, as amended and restated, effective 2022(10)+
10.17	Offer letter for Katherine H. Ramundo, dated December 12, 2020(10)+
10.18	Offer letter for William T. Presley, dated December 15, 2022*+
21.1	Subsidiaries of the Registrant*
22	List of Guarantor Subsidiaries*
23.1	Consent of Ernst & Young LLP*
23.2	Consent of Ernst & Young LLP, Independent Auditors of Motional AD LLC , dated February 7, 2023*
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer*
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
99.1	Audited Consolidated Financial Statements of Motional AD LLC as of December 31, 2022 and 2021 and for each of the three years in the period ended December 31, 2022*
101.INS	Inline XBRL Instance Document# - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document#
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document#
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document#
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document#
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document#
104	Cover Page Interactive Data File# - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
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
(9) Filed with Form 10-Q for the period ended June 30, 2021 on August 5, 2021 and incorporated herein by reference.
(10) Filed with Form 10-Q for the period ended March 31, 2022 on May 5, 2022 and incorporated herein by reference.
# Filed electronically with the Report.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APTIV PLC

/s/ Joseph R. Massaro
By: Joseph R. Massaro
Chief Financial Officer and Senior Vice President, Business Operations
Dated: February 8, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below as of February 8, 2023, by the following persons on behalf of the registrant and in the capacities indicated:

Signature	Title

/s/ Kevin P. Clark	Chairman and Chief Executive Officer (Principal Executive Officer)
Kevin P. Clark

/s/ Joseph R. Massaro	Chief Financial Officer and Senior Vice President, Business Operations (Principal Financial Officer)
Joseph R. Massaro

/s/ Allan J. Brazier	Vice President and Chief Accounting Officer (Principal Accounting Officer)
Allan J. Brazier

/s/ Richard L. Clemmer	Director
Richard L. Clemmer

/s/ Nancy E. Cooper	Director
Nancy E. Cooper

/s/ Joseph L. Hooley	Director
Joseph L. Hooley

/s/ Merit E. Janow	Director
Merit E. Janow

/s/ Sean O. Mahoney	Director
Sean O. Mahoney

/s/ Paul M. Meister	Director
Paul M. Meister

/s/ Robert K. Ortberg	Director
Robert K. Ortberg

/s/ Colin J. Parris	Director
Colin J. Parris

/s/ Ana G. Pinczuk	Director
Ana G. Pinczuk