Form 10-Q
period 2023-03-31
Aptiv PLC
filed 2023-05-04
CIK 1521332

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
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of the registrant’s ordinary shares outstanding, $0.01 par value per share as of April 28, 2023, was 270,506,398.

APTIV PLC

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
APTIV PLC
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended March 31,
	2023	2022

	(in millions, except per share amounts)
Net sales	$4,818	$4,178
Operating expenses:
Cost of sales	4,058	3,589
Selling, general and administrative	342	274
Amortization	59	37
Restructuring (Note 7)	11	22
Total operating expenses	4,470	3,922
Operating income	348	256
Interest expense	(67)	(43)
Other expense, net (Note 16)	(1)	(39)
Income before income taxes and equity loss	280	174
Income tax expense	(34)	(21)
Income before equity loss	246	153
Equity loss, net of tax	(82)	(63)
Net income	164	90
Net income attributable to noncontrolling interest	3	1
Net loss attributable to redeemable noncontrolling interest	(1)	—
Net income attributable to Aptiv	162	89
Mandatory convertible preferred share dividends (Note 12)	(16)	(16)
Net income attributable to ordinary shareholders	$146	$73

Basic net income per share:
Basic net income per share attributable to ordinary shareholders	$0.54	$0.27
Weighted average number of basic shares outstanding	271.01	270.79

Diluted net income per share (Note 12):
Diluted net income per share attributable to ordinary shareholders	$0.54	$0.27
Weighted average number of diluted shares outstanding	271.17	271.16
See notes to consolidated financial statements.

APTIV PLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended March 31,
	2023	2022

	(in millions)
Net income	$164	$90
Other comprehensive income (loss):
Currency translation adjustments	17	(35)
Net change in unrecognized gain on derivative instruments, net of tax (Note 14)	94	37
Employee benefit plans adjustment, net of tax	—	2
Other comprehensive income	111	4
Comprehensive income	275	94
Comprehensive income (loss) attributable to noncontrolling interests	3	(2)
Comprehensive income attributable to redeemable noncontrolling interest	1	—
Comprehensive income attributable to Aptiv	$271	$96
See notes to consolidated financial statements.

APTIV PLC
CONSOLIDATED BALANCE SHEETS

	March 31, 2023	December 31, 2022
	(Unaudited)

	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$1,100	$1,531
Accounts receivable, net of allowance for doubtful accounts of $50 million and $52 million, respectively (Note 2)	3,564	3,433
Inventories (Note 3)	2,485	2,340
Other current assets (Note 4)	576	480
Total current assets	7,725	7,784
Long-term assets:
Property, net	3,545	3,495
Operating lease right-of-use assets	443	451
Investments in affiliates (Note 21)	1,651	1,723
Intangible assets, net (Note 2)	2,534	2,585
Goodwill (Note 2)	5,099	5,106
Other long-term assets (Note 4)	719	740
Total long-term assets	13,991	14,100
Total assets	$21,716	$21,884
LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt (Note 8)	$45	$31
Accounts payable	2,996	3,150
Accrued liabilities (Note 5)	1,467	1,684
Total current liabilities	4,508	4,865
Long-term liabilities:
Long-term debt (Note 8)	6,473	6,460
Pension benefit obligations	368	354
Long-term operating lease liabilities	355	361
Other long-term liabilities (Note 5)	740	750
Total long-term liabilities	7,936	7,925
Total liabilities	12,444	12,790
Commitments and contingencies (Note 10)
Redeemable noncontrolling interest (Note 2)	97	96
Shareholders’ equity:
Preferred shares, $0.01 par value per share, 50,000,000 shares authorized; 11,500,000 shares of 5.50% Mandatory Convertible Preferred Shares, Series A, issued and outstanding as of March 31, 2023 and December 31, 2022	—	—
Ordinary shares, $0.01 par value per share, 1,200,000,000 shares authorized, 270,718,099 and 270,949,579 issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	3	3
Additional paid-in-capital	3,972	3,989
Retained earnings	5,690	5,608
Accumulated other comprehensive loss (Note 13)	(682)	(791)
Total Aptiv shareholders’ equity	8,983	8,809
Noncontrolling interest	192	189
Total shareholders’ equity	9,175	8,998
Total liabilities, redeemable noncontrolling interest and shareholders’ equity	$21,716	$21,884
See notes to consolidated financial statements.

APTIV PLC
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
	2023	2022

	(in millions)
Cash flows from operating activities:
Net income	$164	$90
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	157	154
Amortization	59	37
Amortization of deferred debt issuance costs	2	2
Restructuring expense, net of cash paid	(24)	7
Deferred income taxes	(7)	(1)
Pension and other postretirement benefit expenses	11	8
Loss from equity method investments, net of dividends received	82	63
Loss on sale of assets	1	—
Share-based compensation	19	5
Changes in operating assets and liabilities:
Accounts receivable, net	(131)	(270)
Inventories	(144)	(298)
Other assets	(18)	35
Accounts payable	(73)	1
Accrued and other long-term liabilities	(115)	(64)
Other, net	16	33
Pension contributions	(8)	(4)
Net cash used in operating activities	(9)	(202)
Cash flows from investing activities:
Capital expenditures	(269)	(247)
Proceeds from sale of property	—	2
Cost of business acquisitions and other transactions, net of cash acquired	(38)	(220)
Proceeds from sale of technology investments	—	2
Cost of technology investments	(1)	(1)
Settlement of derivatives	(1)	(1)
Net cash used in investing activities	(309)	(465)
Cash flows from financing activities:
Net repayments under other short-term debt agreements	(6)	(1)
Net repayments under other long-term debt agreements	(2)	—
Proceeds from issuance of senior notes, net of issuance costs	—	2,472
Dividend payments of consolidated affiliates to minority shareholders	—	(8)
Repurchase of ordinary shares	(68)	—
Distribution of mandatory convertible preferred share cash dividends	(16)	(16)
Taxes withheld and paid on employees’ restricted share awards	(30)	(36)
Net cash (used in) provided by financing activities	(122)	2,411
Effect of exchange rate fluctuations on cash, cash equivalents and restricted cash	2	(6)
(Decrease) increase in cash, cash equivalents and restricted cash	(438)	1,738
Cash, cash equivalents and restricted cash at beginning of the period	1,555	3,139
Cash, cash equivalents and restricted cash at end of the period	$1,117	$4,877

Reconciliation of cash, cash equivalents and restricted cash and cash classified as assets held for sale:
	March 31,
	2023	2022
	(in millions)
Cash, cash equivalents and restricted cash	$1,100	$4,877
Cash classified as assets held for sale	17	—
Total cash, cash equivalents and restricted cash	$1,117	$4,877
See notes to consolidated financial statements.

APTIV PLC
CONSOLIDATED STATEMENTS OF REDEEMABLE NONCONTROLLING INTEREST AND SHAREHOLDERS’ EQUITY (Unaudited)

	Three Months Ended March 31,

		Ordinary Shares		Preferred Shares

	Redeemable Noncontrolling Interest	Number of shares	Amount of shares	Number of shares	Amount of shares	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Aptiv Shareholders’ Equity	Noncontrolling Interest	Total Shareholders’ Equity

2023		(in millions)
Balance at January 1, 2023	$96	271	$3	12	$—	$3,989	$5,608	$(791)	$8,809	$189	$8,998
Net income	—	—	—	—	—	—	162	—	162	—	162
Other comprehensive income	2	—	—	—	—	—	—	109	109	—	109
Net (loss) income attributable to noncontrolling interest	(1)	—	—	—	—	—	—	—	—	3	3
Mandatory convertible preferred share cumulative dividends	—	—	—	—	—	—	(16)	—	(16)	—	(16)
Taxes withheld on employees’ restricted share award vestings	—	—	—	—	—	(30)	—	—	(30)	—	(30)
Repurchase of ordinary shares	—	—	—	—	—	(6)	(64)	—	(70)	—	(70)
Share-based compensation	—	—	—	—	—	19	—	—	19	—	19
Balance at March 31, 2023	$97	271	$3	12	$—	$3,972	$5,690	$(682)	$8,983	$192	$9,175

2022
Balance at January 1, 2022	$—	271	$3	12	$—	$3,939	$5,077	$(672)	$8,347	$214	$8,561
Net income	—	—	—	—	—	—	89	—	89	—	89
Other comprehensive income	—	—	—	—	—	—	—	7	7	—	7
Net income attributable to noncontrolling interest	—	—	—	—	—	—	—	—	—	1	1
Other comprehensive loss attributable to noncontrolling interest	—	—	—	—	—	—	—	—	—	(3)	(3)
Dividend payments of consolidated affiliates to minority shareholders	—	—	—	—	—	—	—	—	—	(8)	(8)
Mandatory convertible preferred share cumulative dividends	—	—	—	—	—	—	(16)	—	(16)	—	(16)
Taxes withheld on employees’ restricted share award vestings	—	—	—	—	—	(36)	—	—	(36)	—	(36)
Share-based compensation	—	—	—	—	—	5	—	—	5	—	5
Balance at March 31, 2022	$—	271	$3	12	$—	$3,908	$5,150	$(665)	$8,396	$204	$8,600

See notes to consolidated financial statements.

APTIV PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
1. GENERAL
General and basis of presentation—“Aptiv,” the “Company,” “we,” “us” and “our” refer to Aptiv PLC (formerly known as Delphi Automotive PLC), a public limited company formed under the laws of Jersey on May 19, 2011, which completed an initial public offering on November 22, 2011, and its consolidated subsidiaries. The Company’s ordinary shares are publicly traded on the New York Stock Exchange (“NYSE”) under the symbol “APTV.”
The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and all adjustments, consisting of only normal recurring items, which are necessary for a fair presentation, have been included. The consolidated financial statements and notes thereto included in this report should be read in conjunction with Aptiv’s 2022 Annual Report on Form 10-K.
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
Aptiv’s equity investments without readily determinable fair value totaled $48 million and $67 million as of March 31, 2023 and December 31, 2022, respectively, and are classified within other long-term assets in the consolidated balance sheets. Aptiv’s investments in publicly traded equity securities totaled $15 million and $17 million as of March 31, 2023 and December 31, 2022, respectively, and are classified within other long-term assets in the consolidated balance sheets. Refer to Note 21. Investments in Affiliates for further information regarding Aptiv’s equity investments.
In 2022, the Company acquired 85% of the equity interests of Intercable Automotive Solutions S.r.l. (“Intercable Automotive”). Concurrent with the acquisition, the Company entered into an agreement with the noncontrolling interest holders that provides the Company with the right to purchase, and the noncontrolling interest holders with the right to sell, the remaining 15% of Intercable Automotive for cash at a contractually defined value beginning in 2026. As a result of this redemption feature, the Company recorded the redeemable noncontrolling interest at its acquisition-date fair value to temporary equity in the consolidated balance sheet. The redeemable noncontrolling interest is adjusted each reporting period for the income (loss) attributable to the noncontrolling interest, and for any measurement period adjustments necessary to record the redeemable noncontrolling interest at the higher of its redemption value, assuming it was redeemable at the reporting date, or its carrying value. Any measurement period adjustments are recorded to retained earnings, with a corresponding increase or reduction to net income attributable to Aptiv. Redeemable noncontrolling interest was $97 million and $96 million as of March 31, 2023 and December 31, 2022, respectively. Refer to Note 17. Acquisitions and Divestitures for further information regarding this acquisition and the redeemable noncontrolling interest.
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
Revenue recognition—Revenue is measured based on consideration specified in a contract with a customer. Customer contracts for production parts generally are represented by a combination of a current purchase order and a current production schedule issued by the customer. Customer contracts for software licenses are generally represented by a sales contract or purchase order with contract durations typically ranging from one to three years. The Company recognizes revenue when it satisfies a performance obligation by transferring control over a product or service to a customer. Revenue from software licenses and professional software services is generally recognized at a point in time upon delivery while revenue from post delivery support and maintenance for software contracts is generally recognized over time on a ratable basis over the contract term. From time to time, Aptiv enters into pricing agreements with its customers that provide for price reductions, some of which are conditional upon achieving certain joint cost saving targets. In these instances, revenue is recognized based on the agreed-upon price at the time of shipment.
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

Aptiv primarily utilizes historical loss and recovery data, combined with information on current economic conditions and reasonable and supportable forecasts to develop the estimate of the allowance for doubtful accounts in accordance with ASC Topic 326, Financial Instruments – Credit Losses. As of March 31, 2023 and December 31, 2022, the Company reported $3,564 million and $3,433 million, respectively, of accounts receivable, net of allowances, which includes the allowance for doubtful accounts of $50 million and $52 million, respectively. Changes in the allowance for doubtful accounts were not material for the three months ended March 31, 2023.
Inventories—As of March 31, 2023 and December 31, 2022, inventories are stated at the lower of cost, determined on a first-in, first-out basis, or net realizable value, including direct material costs and direct and indirect manufacturing costs. Refer to Note 3. Inventories for additional information. Obsolete inventory is identified based on analysis of inventory for known obsolescence issues, and, generally, the market value of inventory on hand in excess of one year’s supply is fully-reserved.
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
Intangible assets—Intangible assets were $2,534 million and $2,585 million as of March 31, 2023 and December 31, 2022, respectively. Aptiv amortizes definite-lived intangible assets over their estimated useful lives. Aptiv has definite-lived intangible assets related to patents and developed technology, customer relationships and trade names. Indefinite-lived in-process research and development intangible assets are not amortized, but are tested for impairment annually, or more frequently when indicators of potential impairment exist, until the completion or abandonment of the associated research and development efforts. Upon completion of the projects, the assets will be amortized over the expected economic life of the asset, which will be determined on that date. Should the project be determined to be abandoned, and if the asset developed has no alternative use, the full value of the asset will be charged to expense. The Company also has intangible assets related to acquired trade names that are classified as indefinite-lived when there are no foreseeable limits on the periods of time over which they are expected to contribute cash flows. These indefinite-lived trade name assets are tested for impairment annually, or more frequently when indicators of potential impairment exist. Costs to renew or extend the term of acquired intangible assets are recognized as expense as incurred. Amortization expense was $59 million and $37 million for the three months ended March 31, 2023 and 2022, respectively, which includes the impact of any intangible asset impairment charges recorded during the period.
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
The impairment test involves first qualitatively assessing goodwill for impairment. If the qualitative assessment is not met the Company then performs a quantitative assessment by comparing the estimated fair value of each reporting unit to its carrying value, including goodwill. Fair value reflects the price a market participant would be willing to pay in a potential sale of the reporting unit. If the estimated fair value exceeds carrying value, then we conclude that no goodwill impairment has occurred. If the carrying value of the reporting unit exceeds its estimated fair value, the Company recognizes an impairment loss in an amount equal to the excess, not to exceed the amount of goodwill allocated to the reporting unit. The Company qualitatively concluded there were no goodwill impairments during the three months ended March 31, 2023 and 2022. Goodwill was $5,099 million and $5,106 million as of March 31, 2023 and December 31, 2022, respectively.
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
Customer concentrations—As reflected in the table below, net sales to General Motors (“GM”), Stellantis N.V. (“Stellantis”), Ford Motor Company (“Ford”) and Volkswagen Group (“VW”), Aptiv’s four largest customers, totaled approximately 33% and 34% of our total net sales for the three months ended March 31, 2023 and 2022, respectively.

	Percentage of Total Net Sales		Accounts Receivable
	Three Months Ended March 31,		March 31, 2023	December 31, 2022
	2023	2022

			(in millions)
GM	8%	9%	$265	$231
Stellantis	9%	10%	$354	$325
Ford	8%	8%	$240	$250
VW	8%	7%	$196	$186
Recently adopted accounting pronouncements—Aptiv adopted Accounting Standards Update (“ASU”) 2022-04, Liabilities - Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations, in the first quarter of 2023, except for the amendment on rollforward information, which is to be applied prospectively and is effective for fiscal years beginning after December 15, 2023. The amendments in this update are intended to improve the transparency of supplier finance programs by requiring a buyer in a supplier finance program to disclose sufficient information about the program to allow a user of the financial statements to understand the program’s nature, key terms, outstanding balances and activity during the period. The adoption of this guidance did not have a significant impact on Aptiv’s consolidated financial statements.

3. INVENTORIES
Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or net realizable value, including direct material costs and direct and indirect manufacturing costs. A summary of inventories is shown below:

	March 31, 2023	December 31, 2022

	(in millions)
Productive material	$1,649	$1,570
Work-in-process	187	164
Finished goods	649	606
Total	$2,485	$2,340

4. ASSETS
Other current assets consisted of the following:

	March 31, 2023	December 31, 2022

	(in millions)
Value added tax receivable	$183	$167
Prepaid insurance and other expenses	89	75
Reimbursable engineering costs	95	90
Notes receivable	6	8
Income and other taxes receivable	40	40
Deposits to vendors	9	7
Derivative financial instruments (Note 14)	92	44
Capitalized upfront fees (Note 20)	17	17
Contract assets (Note 20)	35	24
Other	10	8
Total	$576	$480
Other long-term assets consisted of the following:

	March 31, 2023	December 31, 2022

	(in millions)
Deferred income taxes, net	$259	$259
Unamortized Revolving Credit Facility debt issuance costs	8	8
Income and other taxes receivable	31	30
Reimbursable engineering costs	142	160
Value added tax receivable	2	2
Equity investments (Note 21)	63	84
Derivative financial instruments (Note 14)	27	14
Capitalized upfront fees (Note 20)	53	61
Contract assets (Note 20)	53	43
Other	81	79
Total	$719	$740

5. LIABILITIES
Accrued liabilities consisted of the following:

	March 31, 2023	December 31, 2022

	(in millions)
Payroll-related obligations	$358	$330
Employee benefits, including current pension obligations	77	151
Income and other taxes payable	175	188
Warranty obligations (Note 6)	46	43
Restructuring (Note 7)	42	65
Customer deposits	60	82
Derivative financial instruments (Note 14)	8	29
Accrued interest	51	51
MCPS dividends payable	3	3
Contract liabilities (Note 20)	76	90
Operating lease liabilities	106	109
Other	465	543
Total	$1,467	$1,684
Other long-term liabilities consisted of the following:

	March 31, 2023	December 31, 2022

	(in millions)
Environmental	$3	$1
Extended disability benefits	5	4
Warranty obligations (Note 6)	8	9
Restructuring (Note 7)	17	18
Payroll-related obligations	11	10
Accrued income taxes	162	161
Deferred income taxes, net	471	481
Contract liabilities (Note 20)	8	9
Derivative financial instruments (Note 14)	—	7
Other	55	50
Total	$740	$750

6. WARRANTY OBLIGATIONS
Expected warranty costs for products sold are recognized principally at the time of sale of the product based on an estimate of the amount that eventually will be required to settle such obligations. These accruals are based on factors such as past experience, production changes, industry developments and various other considerations. The estimated costs related to product recalls based on a formal campaign soliciting return of that product are accrued at the time an obligation becomes probable and can be reasonably estimated. These estimates are adjusted from time to time based on facts and circumstances that impact the status of existing claims. Aptiv has recognized its best estimate for its total aggregate warranty reserves, including product recall costs, across all of its operating segments as of March 31, 2023. The Company estimates the reasonably possible amount to ultimately resolve all matters in excess of the recorded reserves as of March 31, 2023 to be zero to $20 million.

The table below summarizes the activity in the product warranty liability for the three months ended March 31, 2023:

Warranty Obligations

(in millions)
Accrual balance at beginning of period	$52
Provision for estimated warranties incurred during the period	8
Changes in estimate for pre-existing warranties	7
Settlements made during the period (in cash or in kind)	(13)
Accrual balance at end of period	$54

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
As part of Aptiv’s continued efforts to optimize its cost structure, it has undertaken several restructuring programs which include workforce reductions as well as plant closures. These programs are primarily focused on reducing global overhead costs and on the continued rotation of our manufacturing footprint to best cost locations in Europe. The Company recorded employee-related and other restructuring charges related to these programs totaling approximately $11 million during the three months ended March 31, 2023. None of the Company's individual restructuring programs initiated during the three months ended March 31, 2023 were material and there have been no changes in previously initiated programs that have resulted (or are expected to result) in a material change to our restructuring costs. The Company expects to incur additional restructuring costs of approximately $35 million (of which approximately $30 million relates to the Advanced Safety and User Experience segment and approximately $5 million relates to the Signal and Power Solutions segment) for programs approved as of March 31, 2023, which are primarily expected to be incurred within the next twelve months.
During the three months ended March 31, 2022, Aptiv recorded employee-related and other restructuring charges totaling approximately $22 million.
Restructuring charges for employee separation and termination benefits are paid either over the severance period or in a lump sum in accordance with either statutory requirements or individual agreements. Aptiv incurred cash expenditures related to its restructuring programs of approximately $35 million and $15 million in the three months ended March 31, 2023 and 2022, respectively.
The following table summarizes the restructuring charges recorded for the three months ended March 31, 2023 and 2022 by operating segment:

	Three Months Ended March 31,
	2023	2022

	(in millions)
Signal and Power Solutions	$7	$9
Advanced Safety and User Experience	4	13
Total	$11	$22
The table below summarizes the activity in the restructuring liability for the three months ended March 31, 2023:

	Employee Termination Benefits Liability	Other Exit Costs Liability	Total

	(in millions)
Accrual balance at January 1, 2023	$83	$—	$83
Provision for estimated expenses incurred during the period	11	—	11
Payments made during the period	(35)	—	(35)
Accrual balance at March 31, 2023	$59	$—	$59

8. DEBT
The following is a summary of debt outstanding, net of unamortized issuance costs and discounts, as of March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022

	(in millions)
2.396%, senior notes, due 2025 (net of $3 and $3 unamortized issuance costs, respectively)	$697	$697
1.50%, Euro-denominated senior notes, due 2025 (net of $1 and $1 unamortized issuance costs and $0 and $1 discount, respectively)	758	747
1.60%, Euro-denominated senior notes, due 2028 (net of $2 and $2 unamortized issuance costs, respectively)	540	533
4.35%, senior notes, due 2029 (net of $2 and $2 unamortized issuance costs, respectively)	298	298
3.25%, senior notes, due 2032 (net of $6 and $7 unamortized issuance costs and $3 and $3 discount, respectively)	791	790
4.40%, senior notes, due 2046 (net of $3 and $3 unamortized issuance costs and $1 and $1 discount, respectively)	296	296
5.40%, senior notes, due 2049 (net of $4 and $4 unamortized issuance costs and $1 and $1 discount, respectively)	345	345
3.10%, senior notes, due 2051 (net of $16 and $16 unamortized issuance costs and $31 and $32 discount, respectively)	1,453	1,452
4.15%, senior notes, due 2052 (net of $11 and $11 unamortized issuance costs and $2 and $2 discount, respectively)	987	987
Tranche A Term Loan, due 2026 (net of $1 and $1 unamortized issuance costs, respectively)	306	308
Finance leases and other	47	38
Total debt	6,518	6,491
Less: current portion	(45)	(31)
Long-term debt	$6,473	$6,460
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
The Credit Agreement was entered into in March 2011 and has been subsequently amended and restated on several occasions, most recently on June 24, 2021, and has been further amended on April 19, 2023. Effective from the date of the April 2023 amendment, all interest rate benchmarks within the Credit Agreement that were previously based on the London Interbank Offered Rate (the “Adjusted LIBO Rate” as defined in the Credit Agreement) (“LIBOR”) were transitioned to a rate based on the Secured Overnight Financing Rate (“SOFR”). However, any loan based on LIBOR outstanding on the date of the April 2023 amendment will continue to bear interest based on the LIBOR rate until the end of the current interest period applicable to such loan. The June 2021 amendment, among other things, (1) refinanced and replaced the existing term loan A and revolver with a new term loan A that matures in 2026, and a new five-year revolving credit facility with aggregate commitments of $2 billion, (2) utilized the Company’s existing sustainability-linked metrics and commitments, that, if achieved, would change the facility fee and interest rate margins as described below, and (3) established the leverage ratio maintenance covenant that requires the Company to maintain total net leverage (as calculated in accordance with the Credit Agreement) of less than 3.5 to 1.0 (or 4.0 to 1.0 for four full fiscal quarters following completion of material acquisitions, as defined in the Credit Agreement) and allowed for dividends and other payments on equity.
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

As of March 31, 2023, Aptiv had no amounts outstanding under the Revolving Credit Facility and less than $1 million in letters of credit were issued under the Credit Agreement. Letters of credit issued under the Credit Agreement reduce availability under the Revolving Credit Facility.
As of March 31, 2023 and December 31, 2022, loans under the Credit Agreement bore interest, at Aptiv’s option, at either (a) the Administrative Agent’s Alternate Base Rate (“ABR” as defined in the Credit Agreement) or (b) LIBOR plus in either case a percentage per annum as set forth in the table below (the “Applicable Rate”). The Applicable Rates under the Credit Agreement on the specified dates are set forth below:

	March 31, 2023		December 31, 2022
	LIBOR plus	ABR plus	LIBOR plus	ABR plus
Revolving Credit Facility	1.06%	0.06%	1.06%	0.06%
Tranche A Term Loan	1.105%	0.105%	1.105%	0.105%
The Applicable Rate under the Credit Agreement, as well as the facility fee, may increase or decrease from time to time based on changes in the Company’s credit ratings and whether the Company achieves or fails to achieve certain sustainability-linked targets with respect to greenhouse gas emissions and workplace safety. Such adjustments may be up to 0.04% per annum on interest rate margins on the Revolving Credit Facility, 0.02% per annum on interest rate margins on the Tranche A Term Loan and 0.01% per annum on the facility fee. Accordingly, the interest rate is subject to fluctuation during the term of the Credit Agreement based on changes in the ABR, LIBOR (as of March 31, 2023), changes in the Company’s corporate credit ratings or whether the Company achieves or fails to achieve its sustainability-linked targets. The Credit Agreement also requires that Aptiv pay certain facility fees on the Revolving Credit Facility, which are also subject to adjustment based on the sustainability-linked targets as described above, and certain letter of credit issuance and fronting fees. The Company achieved the sustainability-linked targets for the 2021 calendar year, and the interest rate margins and facility fees were reduced by the amounts specified above, effective in the third quarter of 2022.
As of March 31, 2023, the interest rate period with respect to LIBOR interest rate options can be set at one-, three-, or six-months as selected by Aptiv in accordance with the terms of the Credit Agreement (or other period as may be agreed by the applicable lenders). Aptiv may elect to change the selected interest rate option in accordance with the provisions of the Credit Agreement. As of March 31, 2023, Aptiv selected the one-month LIBOR interest rate option on the Tranche A Term Loan, and the rate effective as of March 31, 2023, as detailed in the table below, was based on the Company’s current credit rating and the Applicable Rate for the Credit Agreement:

		Borrowings as of
		March 31, 2023	Rates effective as of
	Applicable Rate	(in millions)	March 31, 2023
Tranche A Term Loan	LIBOR plus 1.105%	$307	5.92%
Borrowings under the Credit Agreement are prepayable at Aptiv’s option without premium or penalty.
The Credit Agreement contains certain covenants that limit, among other things, the Company’s (and the Company’s subsidiaries’) ability to incur certain additional indebtedness or liens or to dispose of substantially all of its assets. In addition, the Credit Agreement requires that the Company maintain a consolidated leverage ratio (the ratio of Consolidated Total Indebtedness to Consolidated EBITDA, each as defined in the Credit Agreement) of not more than 3.5 to 1.0 (or 4.0 to 1.0 for four full fiscal quarters following completion of material acquisitions, as defined in the Credit Agreement). Following completion of the acquisition of Wind River Systems, Inc. (“Wind River”) in December 2022, the Company elected to increase the ratio of Consolidated Total Indebtedness to Consolidated EBITDA to 4.0 to 1.0 commencing with the fiscal quarter ending December 31, 2022. Refer to Note 17. Acquisitions and Divestitures for further information on this acquisition.
The Credit Agreement also contains events of default customary for financings of this type. The Company was in compliance with the Credit Agreement covenants as of March 31, 2023.
As of March 31, 2023, all obligations under the Credit Agreement were borrowed by Aptiv Corporation and jointly and severally guaranteed by AGFL and Aptiv PLC, subject to certain exceptions set forth in the Credit Agreement.
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
Although the specific terms of each indenture governing each series of senior notes vary, the indentures contain certain restrictive covenants, including with respect to Aptiv’s (and Aptiv’s subsidiaries’) ability to incur liens, enter into sale and leaseback transactions and merge with or into other entities. In February 2022, Aptiv Corporation and AGFL were added as guarantors on each series of outstanding senior notes previously issued by Aptiv PLC. As of March 31, 2023, the Company was in compliance with the provisions of all series of the outstanding senior notes.
Other Financing
Receivable factoring—Aptiv maintains a €450 million European accounts receivable factoring facility that is available on a committed basis and allows for factoring of receivables denominated in both Euros and U.S. dollars (“USD”). This facility is accounted for as short-term debt and borrowings are subject to the availability of eligible accounts receivable. Collateral is not required related to these trade accounts receivable. This facility became effective on January 1, 2021 and has a term of three years, subject to Aptiv’s right to terminate at any time with three months’ notice. After expiration of the three-year term, either party can terminate with three months’ notice. Borrowings denominated in Euros under the facility bear interest at the three-month Euro Interbank Offered Rate (“EURIBOR”) plus 0.50% and USD borrowings bear interest at two-month LIBOR plus 0.50%, with borrowings under either denomination carrying a minimum interest rate of 0.20%. As of March 31, 2023 and December 31, 2022, Aptiv had no amounts outstanding under the European accounts receivable factoring facility.
Finance leases and other—As of March 31, 2023 and December 31, 2022, approximately $47 million and $38 million, respectively, of other debt primarily issued by certain non-U.S. subsidiaries and finance lease obligations were outstanding. Included within the total as of March 31, 2023, were obligations outstanding of approximately $16 million under supplier finance programs, which were recorded as short-term debt in the consolidated balance sheet. These obligations generally mature 90 days after issuance and require that Aptiv maintain a contractually defined minimum cash balance with the issuing bank.
Interest—Cash paid for interest related to debt outstanding totaled $65 million and $31 million for the three months ended March 31, 2023 and 2022, respectively.
Letter of credit facilities—In addition to the letters of credit issued under the Credit Agreement, Aptiv had approximately $3 million and $3 million outstanding through other letter of credit facilities as of March 31, 2023 and December 31, 2022, respectively, primarily to support arrangements and other obligations at certain of its subsidiaries.

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
The amounts shown below reflect the defined benefit pension expense for the three months ended March 31, 2023 and 2022:

	Non-U.S. Plans		U.S. Plans

	Three Months Ended March 31,
	2023	2022	2023	2022

	(in millions)
Service cost	$4	$4	$—	$—
Interest cost	10	7	—	—
Expected return on plan assets	(4)	(5)	—	—
Amortization of actuarial losses	1	2	—	—
Net periodic benefit cost	$11	$8	$—	$—
Other postretirement benefit obligations were approximately $1 million at March 31, 2023 and December 31, 2022.

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
Matters Related to Global Supply Chain Disruptions
Due to various factors that are beyond our control, there are currently global supply chain disruptions, including a worldwide semiconductor supply shortage. The semiconductor supply shortage continues to impact production in automotive and other industries. We anticipate these supply chain disruptions will continue throughout 2023. We, along with most automotive component manufacturers that use semiconductors, have suffered interruptions in our production and have been unable to fully meet the vehicle production demands of original equipment manufacturers (“OEMs”) at times over the last several years because of events which are outside our control, including but not limited to, the COVID-19 pandemic, the global semiconductor shortage, fires in our suppliers’ facilities, unprecedented weather events, and other extraordinary events. Although we continue to work closely with suppliers and customers to minimize supply disruptions, some of our customers have indicated that they expect us to bear at least some responsibility for their lost production and other costs. While no assurances can be made as to the ultimate outcome of these customer expectations or any other future claims, we do not currently believe a loss is probable, and accordingly, no reserve has been made as of March 31, 2023. We will continue to actively monitor all direct and indirect potential impacts of these supply chain disruptions, and will seek to aggressively mitigate and minimize their impact on our business.
Environmental Matters
Aptiv is subject to the requirements of U.S. federal, state, local and non-U.S. environmental, health and safety laws and regulations. As of March 31, 2023 and December 31, 2022, the undiscounted reserve for environmental investigation and remediation recorded in other liabilities was approximately $4 million and $2 million, respectively. Aptiv cannot ensure that environmental requirements will not change or become more stringent over time or that its eventual environmental remediation costs and liabilities will not exceed the amount of its current reserves. In the event that such liabilities were to significantly exceed the amounts recorded, Aptiv’s results of operations could be materially affected. At March 31, 2023, the difference between the recorded liabilities and the reasonably possible range of potential loss was not material.

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
The computation of the annual expected effective income tax rate at each interim period requires certain estimates and assumptions including, but not limited to, the expected pre-tax income (or loss) for the year, projections of the proportion of income (and/or loss) earned and taxed in respective jurisdictions, permanent and temporary differences, and the likelihood of the realizability of deferred tax assets generated in the current year. The future direct and indirect impacts of the ongoing volatile global economic conditions resulting from the global supply chain disruptions and conflict between Ukraine and Russia are difficult to predict and may cause fluctuations in our expected results of operations for the year, which could create volatility in our annual expected effective income tax rate. Jurisdictions with a projected loss for the year or a year-to-date loss for which no tax benefit or expense can be recognized due to a valuation allowance are excluded from the estimated annual effective tax rate. The impact of such an exclusion could result in a higher or lower effective tax rate during a particular quarter, based upon the composition and timing of actual earnings compared to annual projections. The estimates used to compute the provision or benefit for income taxes may change as new events occur, additional information is obtained or as our tax environment changes. To the extent that the expected annual effective income tax rate changes, the effect of the change on prior interim periods is included in the income tax provision in the period in which the change in estimate occurs.

The Company’s income tax expense and effective tax rates for the three months ended March 31, 2023 and 2022 were as follows:

	Three Months Ended March 31,
	2023	2022

	(dollars in millions)
Income tax expense	$34	$21
Effective tax rate	12%	12%
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
The Company’s effective tax rate for the three months ended March 31, 2023 includes net discrete tax benefits of approximately $3 million, primarily related to changes in reserves. The effective tax rate for the three months ended March 31, 2022 includes net discrete tax benefits of approximately $4 million, primarily related to changes in reserves.
Aptiv PLC is an Irish resident taxpayer and not a domestic corporation for U.S. federal income tax purposes. As such, it is not subject to U.S. tax on remitted foreign earnings and, as a result of its capital structure, is also generally not subject to Irish tax on the repatriation of foreign earnings.
Cash paid or withheld for income taxes was $52 million and $64 million for the three months ended March 31, 2023 and 2022, respectively.
On August 16, 2022, the Inflation Reduction Act (“IRA”) was signed into law in the United States. Among other provisions, the IRA includes a 15% corporate minimum tax rate applied to certain large corporations and a 1% excise tax on corporate stock repurchases made after December 31, 2022. To date, the IRA has not had a significant impact on Aptiv’s consolidated financial statements.

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
Net Income Per Share
Basic net income per share is computed by dividing net income attributable to ordinary shareholders by the weighted average number of ordinary shares outstanding during the period. Diluted net income per share reflects the weighted average dilutive impact of all potentially dilutive securities from the date of issuance and is computed using the treasury stock and if-converted methods. The if-converted method is used to determine if the impact of the conversion of the MCPS into ordinary shares is more dilutive than the MCPS dividends to net income per share. If so, the MCPS are assumed to have been converted at the later of the beginning of the period or the time of issuance, and the resulting ordinary shares are included in the denominator and the MCPS dividends are added back to the numerator. Unless otherwise noted, share and per share amounts included in these notes are on a diluted basis. For the three months ended March 31, 2023 and 2022, the impact of the MCPS calculated under the if-converted method was anti-dilutive, and as such 12.37 million and 12.37 million ordinary shares underlying the MCPS, respectively, were excluded from the diluted net income per share calculation. For all periods presented, the calculation of net income per share also contemplates the dilutive impacts, if any, of the Company’s share-based compensation plans. Refer to Note 18. Share-Based Compensation for additional information.
Weighted Average Shares
The following table illustrates net income per share attributable to ordinary shareholders and the weighted average shares outstanding used in calculating basic and diluted income per share:

	Three Months Ended March 31,
	2023	2022

	(in millions, except per share data)
Numerator:
Net income attributable to ordinary shareholders	$146	$73
Denominator:
Weighted average ordinary shares outstanding, basic	271.01	270.79
Dilutive shares related to restricted stock units	0.16	0.37
Weighted average ordinary shares outstanding, including dilutive shares	271.17	271.16

Net income per share attributable to ordinary shareholders:
Basic	$0.54	$0.27
Diluted	$0.54	$0.27
Share Repurchase Programs
In January 2019, the Board of Directors authorized a share repurchase program of up to $2.0 billion of ordinary shares, which commenced in February 2023 following completion of the Company’s $1.5 billion April 2016 share repurchase program. This share repurchase program provides for share purchases in the open market or in privately negotiated transactions, depending on share price, market conditions and other factors, as determined by the Company.
A summary of the ordinary shares repurchased during the three months ended March 31, 2023 is as follows:

Total number of shares repurchased	603,741
Average price paid per share	$115.45
Total (in millions)	$70
There were no shares repurchased during the three months ended March 31, 2022. As of March 31, 2023, approximately $1,943 million of share repurchases remained available under the January 2019 share repurchase program. During the period from April 1, 2023 to May 3, 2023, the Company repurchased an additional $28 million worth of shares pursuant to a trading plan with set trading instructions established by the Company. As a result, approximately $1,915 million of share repurchases remain available under the January 2019 share repurchase program. All previously repurchased shares were retired, and are reflected as a reduction of ordinary share capital for the par value of the shares, with the excess applied as reductions to additional paid-in-capital and retained earnings.

Preferred Dividends
The Company has declared and paid cash dividends per preferred share during the periods presented as follows:

	Dividend	Amount
	Per Share	(in millions)
2023:
First quarter	$1.375	$16
Total	$1.375	$16
2022:
Fourth quarter	$1.375	$16
Third quarter	1.375	15
Second quarter	1.375	16
First quarter	1.375	16
Total	$5.500	$63

13. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The changes in accumulated other comprehensive income (loss) attributable to Aptiv (net of tax) for the three months ended March 31, 2023 and 2022 are shown below:

	Three Months Ended March 31,
	2023	2022

	(in millions)
Foreign currency translation adjustments:
Balance at beginning of period	$(790)	$(588)
Aggregate adjustment for the period (1)	15	(32)
Balance at end of period	(775)	(620)

Gains (losses) on derivatives:
Balance at beginning of period	7	(17)
Other comprehensive income before reclassifications (net tax effect of $(7) and $0)	103	48
Reclassification to income (nil net tax effect for all periods presented)	(9)	(11)
Balance at end of period	101	20

Pension and postretirement plans:
Balance at beginning of period	(8)	(67)
Other comprehensive income before reclassifications (net tax effect of $0 and $(1))	(1)	2
Reclassification to income (net tax effect of $0 and $(2))	1	—
Balance at end of period	(8)	(65)

Accumulated other comprehensive loss, end of period	$(682)	$(665)
(1)Includes losses of $17 million and gains of $29 million for the three months ended March 31, 2023 and 2022, respectively, related to non-derivative net investment hedges. Refer to Note 14. Derivatives and Hedging Activities for further description of these hedges.

Reclassifications from accumulated other comprehensive income (loss) to income for the three months ended March 31, 2023 and 2022 were as follows:

Reclassification Out of Accumulated Other Comprehensive Income (Loss)
Details About Accumulated Other Comprehensive Income Components	Three Months Ended March 31,		Affected Line Item in the Statements of Operations
	2023	2022

	(in millions)
Gains (losses) on derivatives:
Commodity derivatives	$(3)	$11	Cost of sales
Foreign currency derivatives	12	—	Cost of sales
	9	11	Income before income taxes
	—	—	Income tax expense
	9	11	Net income
	—	—	Net income attributable to noncontrolling interest
	$9	$11	Net income attributable to Aptiv

Pension and postretirement plans:
Actuarial losses	$(1)	$(2)	Other expense, net (1)
	(1)	(2)	Income before income taxes
	—	2	Income tax expense
	(1)	—	Net income
	—	—	Net income attributable to noncontrolling interest
	$(1)	$—	Net income attributable to Aptiv

Total reclassifications for the period	$8	$11
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

As of March 31, 2023, the Company had the following outstanding notional amounts related to commodity and foreign currency forward and option contracts designated as cash flow hedges that were entered into to hedge forecasted exposures:

Commodity	Quantity Hedged	Unit of Measure	Notional Amount (Approximate USD Equivalent)

	(in thousands)		(in millions)
Copper	111,563	pounds	$445

Foreign Currency	Quantity Hedged	Unit of Measure	Notional Amount (Approximate USD Equivalent)

	(in millions)
Mexican Peso	20,140	MXN	$1,115
Chinese Yuan Renminbi	3,561	RMB	$520
Euro	98	EUR	$105
Polish Zloty	742	PLN	$170
Hungarian Forint	25,283	HUF	$70
As of March 31, 2023, Aptiv has entered into derivative instruments to hedge cash flows extending out to March 2025.
Gains and losses on derivatives qualifying as cash flow hedges are recorded in accumulated OCI, to the extent that hedges are effective, until the underlying transactions are recognized in earnings. Unrealized amounts in accumulated OCI will fluctuate based on changes in the fair value of hedge derivative contracts at each reporting period. Net gains on cash flow hedges included in accumulated OCI as of March 31, 2023 were $129 million (approximately $133 million, net of tax). Of this total, approximately $94 million of gains are expected to be included in cost of sales within the next 12 months and approximately $35 million of gains are expected to be included in cost of sales in subsequent periods. Cash flow hedges are discontinued when Aptiv determines it is no longer probable that the originally forecasted transactions will occur. Cash flows from derivatives used to manage commodity and foreign exchange risks designated as cash flow hedges are classified as operating activities within the consolidated statements of cash flows.
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
The Company has entered into a series of forward contracts, each of which have been designated as net investment hedges of the foreign currency exposure of the Company’s investments in certain Chinese Yuan Renminbi (“RMB”)-denominated subsidiaries. During the three months ended March 31, 2023 and 2022, the Company paid $1 million and $1 million, respectively, at settlement related to this series of forward contracts which matured during the period. In March 2023, the Company entered into forward contracts with a total notional amount of 700 million RMB (approximately $100 million, using March 31, 2023 foreign currency rates), which mature in September 2023. Refer to the tables below for details of the fair value recorded in the consolidated balance sheets and the effects recorded in the consolidated statements of operations and consolidated statements of comprehensive income related to these derivative instruments.
The Company has designated the €700 million 2015 Euro-denominated Senior Notes and the €500 million 2016 Euro-denominated Senior Notes, as more fully described in Note 8. Debt, as net investment hedges of the foreign currency exposure of its investments in certain Euro-denominated subsidiaries. Due to changes in the value of the Euro-denominated debt instruments designated as net investment hedges, during the three months ended March 31, 2023 and 2022, $17 million of losses and $29 million of gains, respectively, were recognized within the cumulative translation adjustment component of OCI. Included in accumulated OCI related to these net investment hedges were cumulative gains of $20 million and $37 million as of March 31, 2023 and December 31, 2022, respectively.

Derivatives Not Designated as Hedges
In certain occasions the Company enters into certain foreign currency and commodity contracts that are not designated as hedges. When hedge accounting is not applied to derivative contracts, gains and losses are recorded to other income (expense), net and cost of sales in the consolidated statements of operations.
Fair Value of Derivative Instruments in the Balance Sheet
The fair value of derivative financial instruments recorded in the consolidated balance sheets as of March 31, 2023 and December 31, 2022 are as follows:

	Asset Derivatives		Liability Derivatives		Net Amounts of Assets and (Liabilities) Presented in the Balance Sheet
	Balance Sheet Location	March 31, 2023	Balance Sheet Location	March 31, 2023	March 31, 2023

	(in millions)
Derivatives designated as cash flow hedges:
Commodity derivatives	Other current assets	$—	Accrued liabilities	$7
Foreign currency derivatives*	Other current assets	98	Other current assets	6	$92
Foreign currency derivatives*	Accrued liabilities	—	Accrued liabilities	1	(1)
Commodity derivatives	Other long-term assets	3	Other long-term liabilities	—
Foreign currency derivatives*	Other long-term assets	26	Other long-term assets	2	24
Total derivatives designated as hedges		$127		$16

	Asset Derivatives		Liability Derivatives		Net Amounts of Assets and (Liabilities) Presented in the Balance Sheet
	Balance Sheet Location	December 31, 2022	Balance Sheet Location	December 31, 2022	December 31, 2022

	(in millions)
Derivatives designated as cash flow hedges:
Commodity derivatives	Other current assets	$—	Accrued liabilities	$28
Foreign currency derivatives*	Other current assets	54	Other current assets	11	$43
Commodity derivatives	Other long-term assets	—	Other long-term liabilities	7
Foreign currency derivatives*	Other long-term assets	17	Other long-term assets	3	14
Foreign currency derivatives*	Other long-term liabilities	1	Other long-term liabilities	1	—
Derivatives designated as net investment hedges:
Foreign currency derivatives	Other current assets	—	Accrued liabilities	1
Total derivatives designated as hedges		$72		$51

Derivatives not designated:
Foreign currency derivatives*	Other current assets	$1	Other current assets	$—	1
Total derivatives not designated as hedges		$1		$—
*    Derivative instruments within this category are subject to master netting arrangements and are presented on a net basis in the consolidated balance sheets in accordance with accounting guidance related to the offsetting of amounts related to certain contracts.
The fair value of Aptiv’s derivative financial instruments was in a net asset position as of March 31, 2023 and December 31, 2022.

Effect of Derivatives on the Statements of Operations and Statements of Comprehensive Income
The pre-tax effect of derivative financial instruments in the consolidated statements of operations and consolidated statements of comprehensive income for the three months ended March 31, 2023 and 2022 is as follows:

Three Months Ended March 31, 2023	Gain Recognized in OCI	(Loss) Gain Reclassified from OCI into Income

	(in millions)
Derivatives designated as cash flow hedges:
Commodity derivatives	$27	$(3)
Foreign currency derivatives	83	12
Total	$110	$9

Loss Recognized in Income

(in millions)
Derivatives not designated:
Foreign currency derivatives	$(3)
Total	$(3)

Three Months Ended March 31, 2022	Gain (Loss) Recognized in OCI	Gain Reclassified from OCI into Income

	(in millions)
Derivatives designated as cash flow hedges:
Commodity derivatives	$31	$11
Foreign currency derivatives	19	—
Derivatives designated as net investment hedges:
Foreign currency derivatives	(2)	—
Total	$48	$11

Loss Recognized in Income

(in millions)
Derivatives not designated:
Foreign currency derivatives	$(3)
Total	$(3)
The gain or loss recognized in income for designated and non-designated derivative instruments was recorded to cost of sales and other income (expense), net in the consolidated statements of operations for the three months ended March 31, 2023 and 2022, respectively.

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
As of March 31, 2023 and December 31, 2022, Aptiv was in a net derivative asset position of $111 million and $22 million, respectively, and no significant adjustments were recorded for nonperformance risk based on the application of peer companies’ CDS rates, evaluation of our own nonperformance risk and because Aptiv’s exposures were to counterparties with investment grade credit ratings. Refer to Note 14. Derivatives and Hedging Activities for further information regarding derivatives.
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
As of March 31, 2023 and December 31, 2022, the liability for contingent consideration was $10 million (which was classified within other current liabilities), representing the maximum required amounts to be paid under existing agreements. Adjustments to this liability for interest accretion are recognized in interest expense, and any other changes in the fair value of this liability are recognized within other income (expense), net in the consolidated statements of operations.
There were no changes in the contingent consideration liability classified as a Level 3 measurement during the three months ended March 31, 2023.
Publicly traded equity securities—All publicly traded equity securities are reported at fair value as of each reporting date. The measurement of the asset is based on quoted prices for identical assets on active market exchanges. Gains and losses from changes in the fair value of these securities are recorded within other income (expense), net on the consolidated statement of operations.
As of March 31, 2023 and December 31, 2022, Aptiv had the following assets measured at fair value on a recurring basis:

	Total	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3

	(in millions)
As of March 31, 2023:
Commodity derivatives	$3	$—	$3	$—
Foreign currency derivatives	116	—	116	—
Publicly traded equity securities	15	15	—	—
Total	$134	$15	$119	$—
As of December 31, 2022:
Foreign currency derivatives	$58	$—	$58	$—
Publicly traded equity securities	17	17	—	—
Total	$75	$17	$58	$—

As of March 31, 2023 and December 31, 2022, Aptiv had the following liabilities measured at fair value on a recurring basis:

	Total	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3

	(in millions)
As of March 31, 2023:
Commodity derivatives	$7	$—	$7	$—
Foreign currency derivatives	1	—	1	—
Contingent consideration	10	—	—	10
Total	$18	$—	$8	$10
As of December 31, 2022:
Commodity derivatives	$35	$—	$35	$—
Foreign currency derivatives	1	—	1	—
Contingent consideration	10	—	—	10
Total	$46	$—	$36	$10
Non-derivative financial instruments—Aptiv’s non-derivative financial instruments include cash and cash equivalents, accounts and notes receivable, accounts payable, as well as debt, which consists of its accounts receivable factoring arrangement, finance leases and other debt issued by Aptiv’s non-U.S. subsidiaries, the Revolving Credit Facility, the Tranche A Term Loan and all series of outstanding senior notes. The fair value of debt is based on quoted market prices for instruments with public market data or significant other observable inputs for instruments without a quoted public market price (Level 2). As of March 31, 2023 and December 31, 2022, total debt was recorded at $6,518 million and $6,491 million, respectively, and had estimated fair values of $5,434 million and $5,241 million, respectively. For all other financial instruments recorded at March 31, 2023 and December 31, 2022, fair value approximates book value.
Fair Value Measurements on a Nonrecurring Basis
In addition to items that are measured at fair value on a recurring basis, Aptiv also has items in its balance sheet that are measured at fair value on a nonrecurring basis. As these items are not measured at fair value on a recurring basis, they are not included in the tables above. Financial and nonfinancial assets and liabilities that are measured at fair value on a nonrecurring basis include certain inventories, long-lived assets, assets and liabilities held for sale, intangible assets, equity investments without readily determinable fair values, asset retirement obligations and liabilities for exit or disposal activities measured at fair value upon initial recognition. Aptiv recorded non-cash impairment charges of $18 million for the three months ended March 31, 2023, within other expense, net related to its equity investments without readily determinable fair values. Aptiv recorded no non-cash asset impairment charges for the three months ended March 31, 2022. Fair value of long-lived and other assets is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved and a review of appraisals or other market indicators and management estimates. As such, Aptiv has determined that the fair value measurements of long-lived and other assets fall in Level 3 of the fair value hierarchy.

16. OTHER INCOME, NET
Other income (expense), net included:

	Three Months Ended March 31,
	2023	2022

	(in millions)
Interest income	$22	$2
Components of net periodic benefit cost other than service cost (Note 9)	(7)	(4)
Impairment of equity investments without readily determinable fair value (Note 21)	(18)	—
Loss on change in fair value of publicly traded equity securities	(3)	(32)
Other, net	5	(5)
Other expense, net	$(1)	$(39)

During the three months ended March 31, 2023 and 2022, net unrealized losses of $3 million and $29 million, respectively, were recognized for publicly traded equity securities still held as of March 31, 2023.
As further described in Note 21. Investments in Affiliates, during the three months ended March 31, 2023, Aptiv recorded an impairment loss of $18 million in its equity investments without readily determinable fair values.

17. ACQUISITIONS AND DIVESTITURES
Acquisition of Wind River Systems, Inc.
On December 23, 2022, Aptiv acquired 100% of the equity interests of Wind River Systems, Inc. (“Wind River”), a global leader in delivering software for the intelligent edge, for total consideration of approximately $3.5 billion. The results of operations of Wind River are reported within the Advanced Safety and User Experience segment from the date of acquisition. The Company acquired Wind River utilizing cash on hand, which included proceeds from the 2022 Senior Notes. Refer to Note 8. Debt for additional information regarding the 2022 Senior Notes. Upon completion of the acquisition, Aptiv incurred transaction related expenses totaling approximately $43 million, which were recorded within other expense, net in the statement of operations in the fourth quarter of 2022.
The acquisition was accounted for as a business combination, with the total purchase price allocated on a preliminary basis using information available in the fourth quarter of 2022. As previously disclosed, a portion of the cash consideration was unpaid as of December 31, 2022 and during the first quarter of 2023, $36 million was paid and recognized as a cash outflow from investing activities for the three months ended March 31, 2023. Adjustments recorded from the amounts disclosed also included a reduction to accrued liabilities of $17 million and minor adjustments to various other assets and liabilities assumed, resulting in a net reduction to goodwill of $12 million. The preliminary purchase price and related allocation to the acquired net assets of Wind River based on their estimated fair values is shown below (in millions):
Assets acquired and liabilities assumed

Purchase price, cash consideration, net of cash acquired	$3,520

Accounts receivable, net	$91
Contract assets	67
Property, plant and equipment	14
Intangible assets	1,490
Contract liabilities	(101)
Accrued liabilities	(45)
Deferred tax liabilities	(289)
Other assets, net	3
Identifiable net assets acquired	1,230
Goodwill resulting from purchase	2,290
Total purchase price allocation	$3,520
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
Acquisition of Controlling Interest in Intercable Automotive Solutions
On November 30, 2022, Aptiv acquired 85% of the equity interests of Intercable Automotive Solutions S.r.l. (“Intercable Automotive”), a manufacturer of high-voltage busbars and interconnect solutions, for total consideration of $606 million. Intercable Automotive was formerly a subsidiary of Intercable S.r.l. The results of operations of Intercable Automotive are reported within the Signal and Power Solutions segment from the date of acquisition. The Company acquired its interest in Intercable Automotive utilizing cash on hand. Upon completion of the acquisition, Aptiv incurred transaction related expenses totaling approximately $10 million, which were recorded within other expense, net in the statement of operations in the fourth quarter of 2022.
The acquisition was accounted for as a business combination, with the total purchase price allocated on a preliminary basis using information available, in the fourth quarter of 2022. Adjustments recorded from the amounts disclosed as of December 31, 2022 included a reduction to deferred tax liabilities of $6 million and minor adjustments to various other assets and liabilities assumed, which resulted in a net reduction to goodwill of $10 million. The preliminary purchase price and related allocation to the acquired net assets of Intercable Automotive based on their estimated fair values is shown below (in millions):
Assets acquired and liabilities assumed

Purchase price, cash consideration, net of cash acquired	$606

Inventory	$78
Property, plant and equipment	77
Intangible assets	286
Deferred tax liabilities	(76)
Other liabilities, net	(11)
Identifiable net assets acquired	354
Goodwill resulting from purchase	347
Total	701
Less: redeemable noncontrolling interest	(95)
Total purchase price allocation	$606
Intangible assets include $202 million recognized for the fair value of customer-based assets with approximate useful lives of nineteen years, $63 million of technology-related assets with estimated useful lives of approximately fifteen years and $21 million recognized for the fair value of the trade name license with an approximate useful life of fifteen years. The estimated fair value of these assets was based on third-party valuations and management’s estimates, generally utilizing income and market approaches. Goodwill recognized in this transaction is primarily attributable to synergies expected to arise after the acquisition and the assembled workforce of Intercable Automotive and is not deductible for tax purposes.
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
The purchase price and related allocation are preliminary and could be revised as a result of adjustments made to the purchase price, additional information obtained regarding liabilities assumed, including, but not limited to, contingent liabilities, revisions of provisional estimates of fair values, including, but not limited to, the completion of independent valuations related to intangible assets, noncontrolling interest and certain tax attributes.
The pro forma effects of this acquisition would not materially impact the Company’s reported results for any period presented, and as a result no pro forma financial statements were presented.

Acquisition of Höhle Ltd.
On April 3, 2023, Aptiv acquired 100% of the equity interests of Höhle Ltd. (“Höhle”), a manufacturer of microducts, for approximately €39 million (approximately $42 million, using foreign currency rates on the acquisition date), subject to customary post-closing adjustments, which will primarily be allocated to goodwill and other intangible assets. The acquisition will be accounted for as a business combination, with the operating results of Höhle included within the Company's Signal and Power Solutions segment from the date of acquisition. The Company acquired Höhle utilizing cash on hand.
Planned Exit from Majority Owned Russian Subsidiary
Given the sanctions put in place by the European Union (the “E.U.”), U.S. and other governments, which restrict our ability to conduct business in Russia, we initiated a plan to exit our majority owned subsidiary in Russia in the second quarter of 2022. As a result, the Company determined that this subsidiary, which is reported within the Signal and Power Solutions segment, met the held for sale criteria as of March 31, 2023. The Company had previously recorded a charge to impair the carrying value of the Russian subsidiary’s net assets to fair value during the year ended December 31, 2022 upon the initial designation as held for sale in the second quarter of 2022. The remaining assets and liabilities of the subsidiary were reclassified as held for sale and reflect the appropriate valuation allowances. The net assets and liabilities are de minimis and are presented as other current assets and other current liabilities, respectively, in the consolidated balance sheets as of March 31, 2023 and December 31, 2022. These assets and liabilities represent the only balances recorded as held for sale as of March 31, 2023 and December 31, 2022.

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
Board of Director Awards
Aptiv has granted RSUs to the Board of Directors as detailed in the table below:

Grant Date	RSUs granted	Grant Date Fair Value (1)	Vesting Date	Shares Issued Upon Vesting	Fair Value of Shares at Issuance	Shares Withheld to Cover Withholding Taxes
(dollars in millions)
April 2022	23,387	$2	April 2023	20,457	$2	2,930
April 2021	17,589	$3	April 2022	15,633	$2	1,956
(1)Determined based on the closing price of the Company’s ordinary shares on the date of the grant.
In addition, in April 2023, Aptiv granted 20,584 RSUs to the Board of Directors at a grant date fair value of approximately $2 million. The grant date fair value was determined based on the closing price of the Company’s ordinary shares on the date of the grant. The RSUs will vest in April 2024.

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

Metric	2020 - 2023 Grants	2019 Grant
Average return on net assets (1)	33%	50%
Cumulative net income	33%	25%
Relative total shareholder return (2)	33%	25%
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
The details of the executive grants were as follows:

Grant Date	RSUs Granted	Grant Date Fair Value	Time-Based Award Vesting Dates	Performance-Based Award Vesting Date

	(in millions)
February 2019	0.71	$62	Annually on anniversary of grant date, 2020 - 2022	December 31, 2021
February 2020	0.75	$62	Annually on anniversary of grant date, 2021 - 2023	December 31, 2022
February 2021	0.44	$72	Annually on anniversary of grant date, 2022 - 2024	December 31, 2023
February 2022	0.59	$80	Annually on anniversary of grant date, 2023 - 2025	December 31, 2024
February 2023	0.79	$99	Annually on anniversary of grant date, 2024 - 2026	December 31, 2025
The grant date fair value of the RSUs is determined based on the target number of awards issued, the closing price of the Company’s ordinary shares on the date of the grant of the award, including an estimate for forfeitures, and a contemporaneous valuation performed by an independent valuation specialist with respect to the relative total shareholder return awards.
Any new executives hired after the annual executive RSU grant date may be eligible to participate in the PLC LTIP. The Company has also granted additional awards to employees in certain periods under the PLC LTIP. Any off cycle grants made for new hires or to other employees are valued at their grant date fair value based on the closing price of the Company’s ordinary shares on the date of any such grant.
The details of the shares issued upon vesting of the executive grants are as follows:

	Time-Based Awards			Performance-Based Awards
Vesting Date	Ordinary Shares Issued Upon Vesting	Fair Value of Shares at Issuance	Ordinary Shares Withheld to Cover Withholding Taxes	Ordinary Shares Issued Upon Vesting	Fair Value of Shares at Issuance	Ordinary Shares Withheld to Cover Withholding Taxes
	(dollars in millions)
Q1 2023	286,337	$33	116,753	315,664	$37	138,036
Q1 2022	354,600	$46	140,409	325,283	$42	136,143

A summary of RSU activity, including award grants, vesting and forfeitures is provided below:

	RSUs	Weighted Average Grant Date Fair Value
	(in thousands)
Nonvested, January 1, 2023	1,247	$136.61
Granted	1,353	$121.65
Vested	(286)	$118.55
Forfeited	(29)	$115.21
Nonvested, March 31, 2023	2,285	$130.28
Aptiv recognized share-based compensation expense related to these awards of $18 million ($18 million, net of tax) and $5 million ($5 million, net of tax) based on the Company’s best estimate of ultimate performance against the respective targets during the three months ended March 31, 2023 and 2022, respectively. Aptiv will continue to recognize compensation expense, based on the grant date fair value of the awards applied to the Company’s best estimate of ultimate performance against the respective targets, over the requisite vesting periods of the awards. Based on the grant date fair value of these awards and the Company’s best estimate of ultimate performance against the respective targets as of March 31, 2023, unrecognized compensation expense on a pre-tax basis of approximately $249 million is anticipated to be recognized over a weighted average period of approximately two years. For the three months ended March 31, 2023 and 2022, approximately $30 million and $36 million, respectively, of cash was paid and reflected as a financing activity in the statements of cash flows related to the tax withholding for vested RSUs.
Subsidiary Awards
During the first quarter of 2023, certain employees of Wind River were granted stock options in Wind River, which is now a subsidiary of the Company (the “Subsidiary Awards”). These Subsidiary Awards will vest ratably over a three year period subject to continuing employment. Refer to Note 17. Acquisitions and Divestitures for further information on the Wind River acquisition.
In the first quarter of 2023, approximately 7 million Subsidiary Awards were granted at a grant date fair value of $3.69 per Subsidiary Award, all of which were outstanding and unvested as of March 31, 2023.
The following summarizes the weighted average inputs used in the Black-Scholes model to value the Subsidiary Awards granted during the three months ended March 31, 2023:

Expected volatility	43.47%
Expected term	3.5 years
Expected dividends	$—
Risk-free interest rate	4.38%
Aptiv recognized share-based compensation expense related to these Subsidiary Awards of $1 million during the three months ended March 31, 2023. Aptiv will continue to recognize compensation expense based on the grant date fair value of the Subsidiary Awards over the requisite service period. As of March 31, 2023, unrecognized compensation expense on a pre-tax basis related to unvested Subsidiary Awards of approximately $26 million is anticipated to be recognized over a period of approximately three years.

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
Generally, Aptiv evaluates segment performance based on stand-alone segment net income before interest expense, other income (expense), net, income tax (expense) benefit, equity income (loss), net of tax, amortization, restructuring, other acquisition and portfolio project costs (which includes costs incurred to integrate acquired businesses and to plan and execute product portfolio transformation actions, including business and product acquisitions and divestitures), asset impairments and other related charges, compensation expense related to acquisitions and gains (losses) on business divestitures and other transactions (“Adjusted Operating Income”) and accounts for inter-segment sales and transfers as if the sales or transfers were to third parties, at current market prices.
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
Included below are sales and operating data for Aptiv’s segments for the three months ended March 31, 2023 and 2022.

	Signal and Power Solutions	Advanced Safety and User Experience	Eliminations and Other (1)	Total

	(in millions)
For the Three Months Ended March 31, 2023:
Net sales	$3,464	$1,366	$(12)	$4,818
Depreciation and amortization	$149	$67	$—	$216
Adjusted operating income	$374	$63	$—	$437
Operating income	$319	$29	$—	$348
Equity income (loss), net of tax	$3	$(85)	$—	$(82)
Net income attributable to noncontrolling interest	$3	$—	$—	$3
Net loss attributable to redeemable noncontrolling interest	$(1)	$—	$—	$(1)

	Signal and Power Solutions	Advanced Safety and User Experience	Eliminations and Other (1)	Total

	(in millions)
For the Three Months Ended March 31, 2022:
Net sales	$3,106	$1,082	$(10)	$4,178
Depreciation and amortization	$146	$45	$—	$191
Adjusted operating income	$308	$16	$—	$324
Operating income (loss)	$257	$(1)	$—	$256
Equity income (loss), net of tax	$4	$(67)	$—	$(63)
Net income attributable to noncontrolling interest	$1	$—	$—	$1
(1)Eliminations and Other includes the elimination of inter-segment transactions.
The reconciliation of Adjusted Operating Income to operating income includes, as applicable, amortization, restructuring, other acquisition and portfolio project costs (which includes costs incurred to integrate acquired businesses and to plan and execute product portfolio transformation actions, including business and product acquisitions and divestitures), asset impairments and other related charges, compensation expense related to acquisitions and gains (losses) on business divestitures and other transactions. The reconciliations of Adjusted Operating Income to net income attributable to Aptiv for the three months ended March 31, 2023 and 2022 are as follows:

	Signal and Power Solutions	Advanced Safety and User Experience	Total

	(in millions)
For the Three Months Ended March 31, 2023:
Adjusted operating income	$374	$63	$437
Amortization	(36)	(23)	(59)
Restructuring	(7)	(4)	(11)
Other acquisition and portfolio project costs	(12)	(2)	(14)
Compensation expense related to acquisitions	—	(5)	(5)
Operating income	$319	$29	348
Interest expense			(67)
Other expense, net			(1)
Income before income taxes and equity loss			280
Income tax expense			(34)
Equity loss, net of tax			(82)
Net income			164
Net income attributable to noncontrolling interest			3
Net loss attributable to redeemable noncontrolling interest			(1)
Net income attributable to Aptiv			$162

	Signal and Power Solutions	Advanced Safety and User Experience	Total

	(in millions)
For the Three Months Ended March 31, 2022:
Adjusted operating income	$308	$16	$324
Amortization	(35)	(2)	(37)
Restructuring	(9)	(13)	(22)
Other acquisition and portfolio project costs	(7)	(2)	(9)
Operating income (loss)	$257	$(1)	256
Interest expense			(43)
Other expense, net			(39)
Income before income taxes and equity loss			174
Income tax expense			(21)
Equity loss, net of tax			(63)
Net income			90
Net income attributable to noncontrolling interest			1
Net income attributable to Aptiv			$89

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
The Company also generates revenue from the sale of software licenses, post delivery support and maintenance and professional software services, primarily from Wind River, which the Company acquired in December 2022. Refer to Note 17. Acquisitions and Divestitures for further information on this acquisition. The Company generally recognizes revenue for software licenses and professional software services at a point in time upon delivery or when the services are provided. Revenue from post delivery support and maintenance for software contracts is generally recognized over time on a ratable basis over the contract term. Under certain of these arrangements, timing may differ between revenue recognition and billing.
Disaggregation of Revenue
Revenue generated from Aptiv’s operating segments is disaggregated by primary geographic market in the following tables for the three months ended March 31, 2023 and 2022. Information concerning geographic market reflects the manufacturing location.

For the Three Months Ended March 31, 2023:	Signal and Power Solutions	Advanced Safety and User Experience	Eliminations and Other	Total

	(in millions)
Geographic Market
North America	$1,323	$456	$(1)	$1,778
Europe, Middle East and Africa	1,045	670	(4)	1,711
Asia Pacific	1,003	240	(7)	1,236
South America	93	—	—	93
Total net sales	$3,464	$1,366	$(12)	$4,818

For the Three Months Ended March 31, 2022:	Signal and Power Solutions	Advanced Safety and User Experience	Eliminations and Other	Total

	(in millions)
Geographic Market
North America	$1,177	$335	$(2)	$1,510
Europe, Middle East and Africa	843	493	(3)	1,333
Asia Pacific	998	254	(5)	1,247
South America	88	—	—	88
Total net sales	$3,106	$1,082	$(10)	$4,178
Contract Balances
Contract liabilities solely consist of deferred revenue. As of March 31, 2023, the balance of contract liabilities was $84 million (of which $76 million was recorded in other current liabilities and $8 million was recorded in other long-term liabilities). As of December 31, 2022, the balance of contract liabilities was $99 million (of which $90 million was recorded in other current liabilities and $9 million was recorded in other long-term liabilities). The decrease in the contract liabilities balance was primarily driven by $50 million of revenues recognized during the three months ended March 31, 2023 that were included in the contract liability balance as of December 31, 2022, partially offset by cash payments received or due in advance of the performance obligation being satisfied.
Contract assets include amounts related to the Company’s contractual right to consideration for both completed and partially completed performance obligations that have not been invoiced. As of March 31, 2023, the balance of contract assets was $88 million (of which $35 million was recorded in other current assets and $53 million was recorded in other long-term assets). As of December 31, 2022, the balance of contract assets was $67 million (of which $24 million was recorded in other current assets and $43 million was recorded in other long-term assets).

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
Customer contracts for sales of software and related services are generally represented by a sales contract or purchase order with contract durations typically ranging from one to three years. Remaining performance obligations include contract liabilities and unbilled amounts that will be recognized as revenue in future periods. Transaction price allocated to the remaining performance obligation is based on the standalone selling price. The value of the transaction price allocated to remaining performance obligations under software and related service contracts as of March 31, 2023 was approximately $130 million. The Company expects to recognize approximately 60% of remaining performance obligations as revenue in the next twelve months, and the remainder thereafter.
Costs to Obtain a Contract
From time to time, Aptiv makes payments to customers in conjunction with ongoing business. These payments to customers are generally recognized as a reduction to revenue at the time of the commitment to make these payments. However, certain other payments to customers, or upfront fees, meet the criteria to be considered a cost to obtain a contract as they are directly attributable to a contract, are incremental and management expects the fees to be recoverable. As of March 31, 2023 and December 31, 2022, Aptiv has recorded $70 million (of which $17 million was classified within other current assets and $53 million was classified within other long-term assets) and $78 million (of which $17 million was classified within other current assets and $61 million was classified within other long-term assets), respectively, related to these capitalized upfront fees.
Capitalized upfront fees are amortized to revenue based on the transfer of goods and services to the customer for which the upfront fees relate, which typically range from three to five years. There have been no impairment losses in relation to the costs capitalized. The amount of amortization to net sales was $8 million and $7 million for the three months ended March 31, 2023 and 2022, respectively.

21. INVESTMENTS IN AFFILIATES
Equity Method Investments
As part of Aptiv’s operations, it has investments in various non-consolidated affiliates accounted for under the equity method of accounting. These affiliates are not publicly traded companies and are located in North America, Europe and Asia Pacific. Aptiv’s ownership percentages vary generally from approximately 20% to 50%, with the most significant investment being in Motional AD LLC (“Motional”) (of which Aptiv owns 50%). Motional was deemed a significant equity investee under Rule 10-01(b) of Regulation S-X for the three months ended March 31, 2023. Accordingly, summarized interim income statement information of Motional is presented below:

	Three Months Ended March 31,
	2023	2022
	(in millions)
Net sales	$—	$—
Gross margin	$(120)	$(90)
Net loss	$(161)	$(135)
Motional Lease Agreement
In connection with the formation of Motional, Aptiv agreed to sublease certain office space to Motional, which has a remaining lease term of approximately six years as of March 31, 2023. Total income under the agreement was $1 million during each of the three months ended March 31, 2023 and 2022. The sublease income and Aptiv’s associated operating lease cost are recorded to cost of sales in the consolidated statement of operations. The Company believes the terms of the lease agreement have not significantly been affected by the fact the Company and the lessee are related parties.
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
As of March 31, 2023 and December 31, 2022, the carrying value of the Company’s investment in TTTech Auto was $203 million and $205 million, respectively, which is included in the Advanced Safety and User Experience segment. As of March 31, 2023 and December 31, 2022, the difference between the amount at which the Company’s investment is carried and the amount of the Company’s share of the underlying equity in net assets of TTTech Auto was approximately $153 million and $151 million, respectively. The basis difference is primarily attributable to equity method goodwill associated with the investment, which is not amortized.
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
The following is a summary of technology investments, which are classified within other long-term assets in the consolidated balance sheets, as of March 31, 2023 and December 31, 2022:

Investment Name	Segment	March 31, 2023	December 31, 2022
		(in millions)
Equity investments without readily determinable fair values:
StradVision, Inc.	Advanced Safety and User Experience	$40	$40
LeddarTech, Inc.	Advanced Safety and User Experience	1	19
Other investments	Various	7	8
Total equity investments without readily determinable fair values		48	67

Publicly traded equity securities:
Smart Eye AB	Advanced Safety and User Experience	4	2
Otonomo Technologies Ltd.	Advanced Safety and User Experience	4	4
Valens Semiconductor Ltd.	Signal and Power Solutions	7	11
Total publicly traded equity securities		15	17

Total investments		$63	$84
In May 2022, the Company’s Advanced Safety and User Experience segment made an investment totaling 50 billion South Korean Won (approximately $40 million, using foreign currency rates on the investment date) in StradVision, Inc., a provider of deep learning-based camera perception software for automotive applications.
Certain of the equity securities measured at fair value disclosed above are subject to contractual sale restrictions which prohibit the sale of the security over contractually defined periods of time. The fair value of equity securities with contractual sale restrictions was approximately $1 million as of March 31, 2023. These contractual sale restrictions will fully expire during the next twelve months as of March 31, 2023.
The Company evaluated the measurement guidance for equity securities without a readily determinable fair value and performed a qualitative assessment of various impairment indicators and concluded that the LeddarTech, Inc. equity investment was impaired as of March 31, 2023. As a result, the Company recognized an impairment loss of $18 million during the three months ended March 31, 2023, within other expense, net in the consolidated statement of operations. The impairment recorded is equal to the difference between the fair value of Aptiv’s ownership interest in the investment and its carrying amount.
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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
This Quarterly Report on Form 10-Q, including the exhibits being filed as part of this report, as well as other statements made by Aptiv PLC (“Aptiv,” the “Company,” “we,” “us” and “our”), contain forward-looking statements that reflect, when made, the Company’s current views with respect to current events, certain investments and acquisitions and financial performance. Such forward-looking statements are subject to many risks, uncertainties and factors relating to the Company’s operations and business environment, which may cause the actual results of the Company to be materially different from any future results, express or implied, by such forward-looking statements. All statements that address future operating, financial or business performance or the Company’s strategies or expectations are forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “will,” “should,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “projects,” “potential,” “outlook” or “continue,” and other comparable terminology. Factors that could cause actual results to differ materially from these forward-looking statements include, but are not limited to, the following: global and regional economic conditions, including conditions affecting the credit market; global inflationary pressures; uncertainties posed by the COVID-19 pandemic and the difficulty in predicting its future course and its impact on the global economy and the Company’s future operations; uncertainties created by the conflict between Ukraine and Russia, and its impacts to the European and global economies and our operations in each country; fluctuations in interest rates and foreign currency exchange rates; the cyclical nature of global automotive sales and production; the potential disruptions in the supply of and changes in the competitive environment for raw material and other components integral to the Company’s products, including the ongoing semiconductor supply shortage; the Company’s ability to maintain contracts that are critical to its operations; potential changes to beneficial free trade laws and regulations such as the United States-Mexico-Canada Agreement; changes to tax laws; the ability of the Company to integrate and realize the expected benefits of recent transactions; the ability of the Company to attract, motivate and/or retain key executives; the ability of the Company to avoid or continue to operate during a strike, or partial work stoppage or slow down by any of its unionized employees or those of its principal customers; and the ability of the Company to attract and retain customers. Additional factors are discussed under the captions “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s filings with the Securities and Exchange Commission, including those set forth in the Company’s Annual Report on Form 10-K for fiscal year ended December 31, 2022. New risks and uncertainties arise from time to time, and it is impossible for us to predict these events or how they may affect the Company. It should be remembered that the price of the ordinary shares and any income from them can go down as well as up. Aptiv disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events and/or otherwise, except as may be required by law.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following management’s discussion and analysis of financial condition and results of operations (“MD&A”) is intended to help you understand the business operations and financial condition of the Company for the three months ended March 31, 2023. This discussion should be read in conjunction with Item 1. Financial Statements. Our MD&A is presented in eight sections:
•Executive Overview
•Consolidated Results of Operations
•Results of Operations by Segment
•Liquidity and Capital Resources
•Off-Balance Sheet Arrangements
•Contingencies and Environmental Matters
•Recently Issued Accounting Pronouncements
•Critical Accounting Estimates
Within the MD&A, “Aptiv,” the “Company,” “we,” “us” and “our” refer to Aptiv PLC (formerly known as Delphi Automotive PLC), a public limited company formed under the laws of Jersey on May 19, 2011, which completed an initial public offering on November 22, 2011, and its consolidated subsidiaries. The Company’s ordinary shares are publicly traded on the New York Stock Exchange (“NYSE”) under the symbol “APTV.”

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
Our total net sales during the three months ended March 31, 2023 were $4.8 billion, an increase of 15% compared to the same period of 2022. Our volumes increased 12% for the period, which reflects volume growth primarily in North America and Europe, as well as increased global automotive production of 5% (9% on an Aptiv weighted market basis, which represents global vehicle production weighted to the geographic regions in which the Company generates its revenue, “AWM”). Our increased net sales also reflects incremental sales as a result of our acquisitions of Wind River Systems, Inc. (“Wind River”) and Intercable Automotive Solutions S.r.l. (“Intercable Automotive”) in the fourth quarter of 2022.
We are focused on maintaining a low fixed cost structure that provides us flexibility to remain profitable at all points of the traditional vehicle industry production cycle, including during periods of reduced industry volumes. Accordingly, we will continue to adjust our cost structure and optimize our manufacturing footprint in response to changes in the global and regional automotive markets and in order to increase investment in advanced technologies and engineering as conditions permit. As we operate in a cyclical industry that is impacted by movements in the global and regional economies, we continually evaluate opportunities to further refine our cost structure, as evidenced by our ongoing restructuring programs focused on the continued rotation of our manufacturing footprint to best cost locations and on reducing our global overhead costs, as described in Note 7. Restructuring to the consolidated financial statements contained herein. We believe our strong balance sheet coupled with our flexible cost structure will position us to capitalize on improvements in OEM production volumes as economic conditions improve.

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
Given the sanctions put in place by the E.U., U.S. and other governments, which restrict our ability to conduct business in Russia, we initiated a plan to exit our majority owned subsidiary in Russia in the second quarter of 2022. As a result, the Company determined that this subsidiary, which is reported within the Signal and Power Solutions segment, met the held for sale criteria as of March 31, 2023. The Company had previously recorded a charge to impair the carrying value of the Russian subsidiary’s net assets to fair value during the year ended December 31, 2022 upon the initial designation as held for sale in the second quarter of 2022. The remaining assets and liabilities, which are de minimis, are presented as other current assets and other current liabilities, respectively, in the consolidated balance sheets as of March 31, 2023 and December 31, 2022.
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
We do not have a material physical presence in either Ukraine or Russia, with less than 1% of our workforce located in the countries as of December 31, 2022 and less than 1% of our net sales for the year ended December 31, 2022 generated from manufacturing facilities in those countries. However, the impacts of the conflict have adversely impacted, and may continue to adversely impact, global economies, and in particular, the European economy, a region which accounted for approximately 31% of our net sales for the year ended December 31, 2022. Furthermore, as a result of the conflict, we estimate that the adverse impacts to revenue from Russia operations were approximately $10 million during the three months ended March 31, 2022.
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
COVID-19 pandemic. The global spread of COVID-19, which originated in late 2019 and was later declared a pandemic by the World Health Organization in March 2020, negatively impacted the global economy, disrupted supply chains and created significant volatility in global financial markets in 2020 with various adverse impacts continuing to date. Direct adverse impacts have included extended work stoppages and travel restrictions at our facilities and those of our customers and suppliers, decreases in consumer demand and vehicle production schedules and disruptions to our supply chain and other adverse global economic impacts, particularly those resulting from temporary governmental “lockdown” orders for all non-essential activities.
To date in 2023, our manufacturing facilities have not been impacted by prolonged shutdowns directly resulting from the COVID-19 pandemic.
Beginning late in the first quarter of 2022 and continuing into the second quarter, various regions in China, including regions where Aptiv has operations, were subjected to lockdowns imposed by governmental authorities to mitigate the spread of COVID-19. In response, our manufacturing facilities located in these areas implemented measures designed to minimize the impacts of any shutdowns. Despite these measures, industry-wide production interruptions adversely impacted our sales and profitability beginning at the end of the first quarter and continuing throughout much of the second quarter. Most of the lockdowns were eased in China late in the second quarter, however many lockdowns were re-imposed and production was once again adversely impacted for portions of the fourth quarter of 2022. Estimated total indirect and direct adverse impacts to revenue as a result of these lockdowns during the three months ended March 31, 2022 was approximately $45 million. The overall duration and impact, as well as possible reoccurrence, of these lockdowns in China or other regions, or other measures aimed at containing and mitigating the effects of the pandemic, including renewed travel bans and restrictions, quarantines, social distancing orders, “lockdown” orders and shutdowns of non-essential activities, remain uncertain and may adversely impact our results of operations and cash flows in future periods. Other than these production interruptions in China, our manufacturing facilities were not impacted by prolonged shutdowns directly resulting from the COVID-19 pandemic in 2022.
Certain direct and indirect adverse impacts of the COVID-19 pandemic have persisted to date, including the worldwide semiconductor supply shortage and global supply chain disruptions. As a result, due to the continuing uncertainties surrounding the COVID-19 pandemic, including potential future governmental actions and economic impacts, it is possible that these adverse impacts could reoccur, resulting in further adverse impacts on our future operating earnings and cash flows. We will continue to actively monitor all direct and indirect potential impacts of the COVID-19 pandemic, and will seek to aggressively mitigate and minimize their impact on our business.
Global supply chain disruptions. Due to various factors that are beyond our control, there are currently global supply chain disruptions, including a worldwide semiconductor supply shortage. The semiconductor supply shortage continues to impact production in automotive and other industries. We anticipate these supply chain disruptions will continue throughout 2023. We, along with most automotive component manufacturers that use semiconductors, have suffered interruptions in our production and have been unable to fully meet the vehicle production demands of original equipment manufacturers (“OEMs”) at times over the last several years because of events which are outside our control, including but not limited to, the COVID-19 pandemic, the global semiconductor shortage, fires in our suppliers’ facilities, unprecedented weather events, and other extraordinary events. Although we continue to work closely with suppliers and customers to minimize supply disruptions, some of our customers have indicated that they expect us to bear at least some responsibility for their lost production and other costs. While no assurances can be made as to the ultimate outcome of these customer expectations or any other future claims, we do not currently believe a loss is probable. We will continue to actively monitor all direct and indirect potential impacts of these supply chain disruptions, and will seek to aggressively mitigate and minimize their impact on our business.
In addition, we are carrying critical inventory items and key components, and we continue to procure productive, raw material and non-critical inventory components in order to satisfy our customers’ vehicle production schedules. However, as a result of our customers’ recent production volatility and cancellations, our balance of productive, raw and component material inventories has increased substantially from customary levels as of March 31, 2023 and December 31, 2022. We will continue to actively monitor and manage inventory levels across all inventory types in order to maximize both supply continuity and the efficient use of working capital.
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
As part of our strategy to harness the full potential of connected intelligent systems across industries, strengthen our capabilities in software-defined mobility and to enable advanced smart vehicle architecture changes, we acquired Wind River in December 2022. Wind River is a global leader in delivering software for the intelligent edge. Previously, we executed a strategic collaboration agreement with Wind River to develop a software toolchain for various automotive applications.
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
Our joint venture, Motional AD LLC (“Motional”), began testing fully driverless systems in 2020 and began testing a production-ready autonomous driving platform available for robotaxi providers, meal delivery providers, fleet operators and automotive manufacturers at prototype scale in 2022, with higher volume production deployments anticipated in late 2023. In addition, Motional is involved in collaborative arrangements with mobility providers and with smart cities such as Boston, Las Vegas, Los Angeles and Singapore as solutions are developed for the evolving nature of the mobility industry. As a result of our substantial investments and strategic partnerships, we believe we are well-aligned with industry technology trends that will result in sustainable future growth in these evolving areas.
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
Economic conditions. Our business is directly related to automotive sales and automotive vehicle production by our customers. Automotive sales depend on a number of factors, including global and regional economic conditions. Global automotive vehicle production increased 5% (5% on an AWM basis) from 2021 to 2022, reflecting increased vehicle production of 10% in North America, 3% in China, and 8% in South America, our smallest region, and a decrease of 1% in Europe. Compared to 2022, vehicle production for the three months ended March 31, 2023 increased by 5% (9% on an AWM basis).
Economic volatility or weakness in North America, Europe, China or, to a lesser extent, South America could result in a significant reduction in automotive sales and production by our customers, which would have an adverse effect on our business, results of operations and financial condition. Recently, global inflationary pressures have both reduced consumer demand for automotive vehicles and increased the price of inputs to our products, which has adversely impacted our profitability and this trend has continued in 2023. There is also potential that geopolitical factors could adversely impact the U.S. and other economies, and specifically the automotive sector. In particular, changes to international trade agreements, such as the United States-Mexico-Canada Agreement, or other political pressures could affect the operations of our OEM customers, resulting in reduced automotive production in certain regions or shifts in the mix of production to higher cost regions. Increases in interest rates could also negatively impact automotive production as a result of increased consumer borrowing costs or reduced credit availability. Additionally, economic weakness may result in shifts in the mix of future automotive sales (from vehicles with more content such as luxury vehicles, trucks and sport utility vehicles toward smaller passenger cars). While our diversified customer and geographic revenue base, along with our flexible cost structure, have well positioned us to withstand the impact of industry downturns and benefit from industry upturns, shifts in the mix of global automotive production to higher cost regions or to vehicles with less content could adversely impact our profitability.
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

Our operations are subject to certain risks inherent in doing business globally, including military conflicts in regions in which we operate, unexpected changes in laws or regulations governing trade, or other monetary or tax fiscal policy changes, including tariffs, quotas, customs and other import or export restrictions or trade barriers. We are also subject to risks associated with actions taken by governmental authorities to impose changes in laws or regulations that restrict certain business operations, trade or travel in response to a pandemic or widespread outbreak of an illness. For instance, as described above, the conflict between Ukraine and Russia has created numerous economic uncertainties, including the potential for further sanctions against Russia, the impact on the global supply chain for raw materials produced in each country, as well as increased logistics costs and transit times, and the actions of automotive OEMs and suppliers as they relate to production plans in each country and within the region. The impacts of any of these factors mentioned above, among others, could adversely affect our business, business opportunities, results of operations, financial condition and cash flows.
In addition, the global spread of the COVID-19 pandemic and variants thereof in recent years, has had various direct and indirect adverse impacts on our global operations, the automotive industry and economies around the world. Although certain of the adverse impacts of the pandemic have abated, other direct and indirect adverse impacts have continued, such as the overall supply chain disruptions, including the global semiconductor supply shortage and the regional lockdowns imposed by governmental authorities in China during portions of 2022. These impacts continue to negatively affect the global economy and automotive industry, and certain impacts have persisted in 2023. As a result, we are unable to predict the ultimate impact to our business due to a number of evolving factors, including the duration and spread of the pandemic, the impact of the pandemic on economic activity, our supply chain, consumer demand and vehicle production schedules, and the actions of governmental authorities across the globe.
Furthermore, existing free trade laws and regulations, such as the United States-Mexico-Canada Agreement, provide certain beneficial duties and tariffs for qualifying imports and exports, subject to compliance with the applicable classification and other requirements. Changes in laws or policies governing the terms of trade, and in particular increased trade restrictions, tariffs or taxes on imports from countries where we manufacture products, such as China and Mexico, could have a material adverse effect on our business and financial results. For example, in October 2022, the U.S. government imposed additional export control restrictions targeting the export, re-export or transfer of, among other products, certain advanced computing semiconductors, semiconductor manufacturing items and related technology to China, which could further disrupt supply chains and adversely impact our business. Furthermore, management continues to monitor the volatile geopolitical environment to identify, quantify and assess proposed or threatened duties, taxes or other business restrictions which could adversely affect our business and financial results.
Product development. The automotive technology and components industry is highly competitive and is characterized by rapidly changing technology, evolving industry standards and changes in customer needs. Our ability to anticipate changes in technology and regulatory standards and to successfully develop and introduce new and enhanced products on a timely and cost competitive basis will be a significant factor in our ability to remain competitive. To compete effectively in the automotive technology and components industry, we must be able to develop and launch new products to meet our customers’ demands in a timely manner. With our innovative technologies and robust global engineering and development capabilities we are well positioned to meet the increasingly stringent vehicle manufacturer demands and consumer preferences for high-technology content in automobiles.
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
Engineering, design and development. Our history and culture of innovation have enabled us to develop significant intellectual property and design and development expertise to provide advanced technology solutions that meet the demands of our customers. We have a team of approximately 22,000 scientists, engineers and technicians focused on developing leading product solutions for our key markets, located at 11 major technical centers in China, Germany, India, Mexico, Poland, Singapore and the United States. During the year ended December 31, 2022, we invested approximately $1.5 billion (which includes approximately $379 million co-investment by customers and government agencies) in research and development, including engineering, to maintain our portfolio of innovative products, and own/hold approximately 9,500 patents and protective rights. We also encourage “open innovation” and collaborate extensively with peers in the industry, government agencies and academic institutions. Our technology competencies are recognized by both customers and government agencies, which, as noted above, co-invest approximately $379 million annually in new product development, accelerating the pace of innovation and reducing the risk associated with successful commercialization of technological breakthroughs.
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
Pricing. Cost-cutting initiatives adopted by our customers result in increased downward pressure on pricing. Our customer supply agreements generally require step-downs in component pricing over the periods of production and OEMs have historically possessed significant leverage over their outside suppliers because the automotive component supply industry is fragmented and serves a limited number of automotive OEMs. Our profitability depends in part on our ability to generate sufficient production cost savings in the future to offset price reductions. In addition, during recent years, global economies and our industry were subjected to significant inflationary cost pressures, and these pressures have continued in 2023. We continue to work with our customers, through price increases, cost recoveries and adjustments as well as future pricing adjustments as contracts renew, to mitigate the impact of these inflationary pressures on our results of operations.
We are focused on maintaining a low fixed cost structure that provides us flexibility to remain profitable at all points of the traditional vehicle industry production cycle. As a result, approximately 97% of our hourly workforce is located in best cost countries. Furthermore, we have substantial operational flexibility by leveraging a large workforce of contingent workers, which represented approximately 25% of the hourly workforce as of March 31, 2023. However, we will continue to adjust our cost structure and optimize our manufacturing footprint in response to changes in the global and regional automotive markets and in order to increase investment in advanced technologies and engineering, as evidenced by our ongoing restructuring programs focused on reducing our global overhead costs and on the continued rotation of our manufacturing footprint to best cost locations in Europe. As we continue to operate in a cyclical industry that is impacted by movements in the global and regional economies, we continually evaluate opportunities to further refine our cost structure.
We have a strong balance sheet with gross debt of approximately $6.5 billion and substantial available liquidity of approximately $3.6 billion as of March 31, 2023, consisting of cash and cash equivalents, available financing under our Revolving Credit Facility and committed European accounts receivable factoring facility, and no significant U.S. defined benefit or workforce postretirement health care benefits and employer-paid postretirement basic life insurance benefits (“OPEB”) liabilities. We intend to maintain strong financial discipline by targeting industry-leading earnings growth, cash flow generation and return on invested capital and to maintain sufficient liquidity to sustain our financial flexibility throughout the industry cycle.
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
The automotive technology and component supply industry is traditionally subject to inflationary pressures with respect to raw materials and labor which may place operational and profitability burdens on the entire supply chain. For instance, the industry has recently been subjected to increased pricing pressures, specifically in relation to copper and petroleum-based resin products, which have experienced significant volatility in price. We have also been impacted globally by increased overall inflation as a result of a variety of global trends. Due to various factors, the industry is also facing increased operating and logistics challenges from certain global supply chain disruptions, including the ongoing worldwide semiconductor supply shortage. This shortage has resulted in increased pricing pressures on semiconductors as well. In addition, we expect semiconductor supply cost and commodity cost volatility to have a continual impact on future earnings and/or operating cash flows. As such, we continually seek to mitigate both inflationary pressures and our material-related cost exposures using a number of approaches, including combining purchase requirements with customers and/or other suppliers, using alternate suppliers or product designs, negotiating cost reductions and/or commodity cost contract escalation clauses into our vehicle manufacturer supply contracts and hedging. We have also negotiated, and will continue to negotiate, price increases with our customers in response to the aforementioned global supply chain disruptions and increased overall inflation.

Three Months Ended March 31, 2023 versus Three Months Ended March 31, 2022
The results of operations for the three months ended March 31, 2023 and 2022 were as follows:

	Three Months Ended March 31,
	2023		2022		Favorable/(unfavorable)

	(dollars in millions)
Net sales	$4,818		$4,178		$640
Cost of sales	4,058		3,589		(469)
Gross margin	760	15.8%	589	14.1%	171
Selling, general and administrative	342		274		(68)
Amortization	59		37		(22)
Restructuring	11		22		11
Operating income	348		256		92
Interest expense	(67)		(43)		(24)
Other expense, net	(1)		(39)		38
Income before income taxes and equity loss	280		174		106
Income tax expense	(34)		(21)		(13)
Income before equity loss	246		153		93
Equity loss, net of tax	(82)		(63)		(19)
Net income	164		90		74
Net income attributable to noncontrolling interest	3		1		2
Net loss attributable to redeemable noncontrolling interest	(1)		—		(1)
Net income attributable to Aptiv	162		89		73
Mandatory convertible preferred share dividends	(16)		(16)		—
Net income attributable to ordinary shareholders	$146		$73		$73

Total Net Sales
Below is a summary of our total net sales for the three months ended March 31, 2023 versus March 31, 2022.

	Three Months Ended March 31,			Variance Due To:
	2023	2022	Favorable/(unfavorable)	Volume, net of contractual price reductions	FX	Commodity pass-through	Other	Total

	(in millions)			(in millions)
Total net sales	$4,818	$4,178	$640	$634	$(128)	$(44)	$178	$640
Total net sales for the three months ended March 31, 2023 increased 15% compared to the three months ended March 31, 2022. Our volumes increased 12% for the period, which reflects volume growth primarily in North America and Europe, as well as increased global automotive production of 5% (9% on an AWM basis). Our total net sales also reflect the impacts of favorable pricing, net of contractual price reductions, of $118 million, and net sales as a result of our acquisitions of Wind River and Intercable Automotive of $178 million, which is reflected in Other above, partially offset by unfavorable foreign currency impacts, primarily related to the Chinese Yuan Renminbi and Euro. Refer to Note 17. Acquisitions and Divestitures to the consolidated financial statements contained herein for further detail of our business acquisitions.

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

Cost of sales increased $469 million for the three months ended March 31, 2023 compared to the three months ended March 31, 2022, as summarized below. The Company’s material cost of sales was approximately 55% of net sales in both the three months ended March 31, 2023 and 2022.

	Three Months Ended March 31,			Variance Due To:
	2023	2022	Favorable/(unfavorable)	Volume (a)	FX	Operational performance	Other	Total

	(dollars in millions)			(in millions)
Cost of sales	$4,058	$3,589	$(469)	$(367)	$66	$(50)	$(118)	$(469)
Gross margin	$760	$589	$171	$267	$(62)	$(50)	$16	$171
Percentage of net sales	15.8%	14.1%
(a)Presented net of contractual price reductions for gross margin variance.
The increase in cost of sales reflects increased volumes and operational performance, partially offset by favorable impacts from currency exchange. Our operational performance for the three months ended March 31, 2023 includes approximately $130 million of increased costs for semiconductors and commodities. Cost of sales was also impacted by the following items in Other above:
•Increased costs of $120 million resulting from the operations of the businesses acquired; and
•Increased incentive compensation costs of $15 million; partially offset by
•$44 million of decreased commodity pass-through costs.

Selling, General and Administrative Expense

	Three Months Ended March 31,
	2023	2022	Favorable/ (unfavorable)

	(dollars in millions)
Selling, general and administrative expense	$342	$274	$(68)
Percentage of net sales	7.1%	6.6%
Selling, general and administrative expense (“SG&A”) includes administrative expenses, information technology costs, incentive compensation related costs and selling and marketing expenses. SG&A increased as a percentage of net sales for the three months ended March 31, 2023 compared to 2022, primarily due to the inclusion of costs from the operations of the businesses acquired, partially offset by increased sales.

Amortization

	Three Months Ended March 31,
	2023	2022	Favorable/ (unfavorable)

	(in millions)
Amortization	$59	$37	$(22)
Amortization expense reflects the non-cash charge related to definite-lived intangible assets. The increase in amortization during the three months ended March 31, 2023 compared to 2022 is primarily attributable to the acquisitions of Wind River and Intercable Automotive in the fourth quarter of 2022. Refer to Note 17. Acquisitions and Divestitures to the consolidated financial statements contained herein for further detail of our business acquisitions, including details of the intangible assets recorded in each transaction.

Restructuring

	Three Months Ended March 31,
	2023	2022	Favorable/ (unfavorable)

	(dollars in millions)
Restructuring	$11	$22	$11
Percentage of net sales	0.2%	0.5%
The Company recorded employee-related and other restructuring charges totaling approximately $11 million during the three months ended March 31, 2023. We expect to make cash payments of approximately $40 million over the next twelve months pursuant to currently implemented restructuring programs.
The Company recorded employee-related and other restructuring charges totaling approximately $22 million during the three months ended March 31, 2022.
We expect to continue to incur additional restructuring expense in 2023 and beyond, primarily related to programs focused on reducing global overhead costs and on the continued rotation of our manufacturing footprint to best cost locations in Europe, which includes approximately $35 million (of which approximately $30 million relates to the Advanced Safety and User Experience segment and approximately $5 million relates to the Signal and Power Solutions segment) for programs approved as of March 31, 2023. Additionally, as we continue to operate in a cyclical industry that is impacted by movements in the global and regional economies, we continually evaluate opportunities to further adjust our cost structure and optimize our manufacturing footprint. The Company plans to implement additional restructuring activities in the future, if necessary, in order to align manufacturing capacity and other costs with prevailing regional automotive production levels and locations, to improve the efficiency and utilization of other locations and in order to increase investment in advanced technologies and engineering. Such future restructuring actions are dependent on market conditions, customer actions and other factors.
Refer to Note 7. Restructuring to the consolidated financial statements contained herein for additional information.

Interest Expense

	Three Months Ended March 31,
	2023	2022	Favorable/ (unfavorable)

	(in millions)
Interest expense	$67	$43	$(24)
The increase in interest expense during the three months ended March 31, 2023 compared to 2022 reflects the issuance of $2.5 billion in aggregate principal amount of senior unsecured notes in February 2022 (the “2022 Senior Notes”) and an increased interest rate on the outstanding Tranche A Term Loan. Refer to Note 8. Debt to the consolidated financial statements contained herein for additional information.

Other Income, Net

	Three Months Ended March 31,
	2023	2022	Favorable/ (unfavorable)

	(in millions)
Other expense, net	$1	$39	$38
Other expense, net for the three months ended March 31, 2023 includes an impairment loss of $18 million recognized for Aptiv’s equity investments without readily determinable fair values and losses of $3 million recognized for the change in fair value of publicly traded equity securities, offset by interest income of $22 million.
Other expense, net for the three months ended March 31, 2022 includes a loss of $32 million recognized for the change in fair value of publicly traded equity securities.
Refer to Note 16. Other Income, net to the consolidated financial statements contained herein for additional information.

Income Taxes

	Three Months Ended March 31,
	2023	2022	Favorable/ (unfavorable)

	(in millions)
Income tax expense	$34	$21	$(13)
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
The Company’s effective tax rate for the three months ended March 31, 2023 includes net discrete tax benefits of approximately $3 million, primarily related to changes in reserves. The effective tax rate for the three months ended March 31, 2022 includes net discrete tax benefits of approximately $4 million, primarily related to changes in reserves. Refer to Note 11. Income Taxes to the consolidated financial statements contained herein for additional information.

Equity Loss

	Three Months Ended March 31,
	2023	2022	Favorable/ (unfavorable)

	(in millions)
Equity loss, net of tax	$82	$63	$(19)
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
The reconciliation of Adjusted Operating Income to operating income includes, as applicable, amortization, restructuring, other acquisition and portfolio project costs (which includes costs incurred to integrate acquired businesses and to plan and execute product portfolio transformation actions, including business and product acquisitions and divestitures), asset impairments and other related charges, compensation expense related to acquisitions and gains (losses) on business divestitures and other transactions. The reconciliations of Adjusted Operating Income to net income attributable to Aptiv for the three months ended March 31, 2023 and 2022 are as follows:

	Signal and Power Solutions	Advanced Safety and User Experience	Total

	(in millions)
For the Three Months Ended March 31, 2023:
Adjusted operating income	$374	$63	$437
Amortization	(36)	(23)	(59)
Restructuring	(7)	(4)	(11)
Other acquisition and portfolio project costs	(12)	(2)	(14)
Compensation expense related to acquisitions	—	(5)	(5)
Operating income	$319	$29	348
Interest expense			(67)
Other expense, net			(1)
Income before income taxes and equity loss			280
Income tax expense			(34)
Equity loss, net of tax			(82)
Net income			164
Net income attributable to noncontrolling interest			3
Net loss attributable to redeemable noncontrolling interest			(1)
Net income attributable to Aptiv			$162

	Signal and Power Solutions	Advanced Safety and User Experience	Total

	(in millions)
For the Three Months Ended March 31, 2022:
Adjusted operating income	$308	$16	$324
Amortization	(35)	(2)	(37)
Restructuring	(9)	(13)	(22)
Other acquisition and portfolio project costs	(7)	(2)	(9)
Operating income (loss)	$257	$(1)	256
Interest expense			(43)
Other expense, net			(39)
Income before income taxes and equity loss			174
Income tax expense			(21)
Equity loss, net of tax			(63)
Net income			90
Net income attributable to noncontrolling interest			1
Net income attributable to Aptiv			$89

Net sales, gross margin as a percentage of net sales and Adjusted Operating Income by segment for the three months ended March 31, 2023 and 2022 are as follows:

Net Sales by Segment

	Three Months Ended March 31,			Variance Due To:
	2023	2022	Favorable/ (unfavorable)	Volume, net of contractual price reductions	FX	Commodity pass-through	Other	Total

	(in millions)			(in millions)
Signal and Power Solutions	$3,464	$3,106	$358	$444	$(113)	$(44)	$71	$358
Advanced Safety and User Experience	1,366	1,082	284	193	(16)	—	107	284
Eliminations and Other	(12)	(10)	(2)	(3)	1	—	—	(2)
Total	$4,818	$4,178	$640	$634	$(128)	$(44)	$178	$640

Gross Margin Percentage by Segment

	Three Months Ended March 31,
	2023	2022
Signal and Power Solutions	17.1%	16.3%
Advanced Safety and User Experience	12.2%	7.7%
Total	15.8%	14.1%

Adjusted Operating Income by Segment

	Three Months Ended March 31,			Variance Due To:
	2023	2022	Favorable/ (unfavorable)	Volume, net of contractual price reductions	Operational performance	Other	Total

	(in millions)			(in millions)
Signal and Power Solutions	$374	$308	$66	$177	$(17)	$(94)	$66
Advanced Safety and User Experience	63	16	47	90	(33)	(10)	47
Total	$437	$324	$113	$267	$(50)	$(104)	$113
As noted in the table above, Adjusted Operating Income for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022 was impacted by volume, including product mix, and the impacts of favorable pricing, net of contractual price reductions, of $118 million, and operational performance. Our operational performance for the three months ended March 31, 2023 includes approximately $130 million of increased costs for semiconductors and commodities. Other in the table above includes increased earnings resulting from the operations of the businesses acquired, as well as the following items:
•$56 million of unfavorable foreign currency impacts, primarily related to the Chinese Yuan Renminbi and Mexican Peso; and
•$28 million of increased SG&A expense, including increased incentive compensation costs, and excluding SG&A expenses from the operations of the businesses acquired as well as the impact of other acquisition and portfolio project costs.

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
As of March 31, 2023, we had cash and cash equivalents of $1.1 billion and net debt (defined as outstanding debt less cash and cash equivalents) of $5.4 billion. The following table summarizes our available liquidity, which includes cash, cash equivalents and funds available under our significant committed credit facilities, as of March 31, 2023:

March 31, 2023

(in millions)
Cash and cash equivalents	$1,100
Revolving Credit Facility, unutilized portion (1)	2,000
Committed European accounts receivable factoring facility, unutilized portion (2)	488
Total available liquidity	$3,588
(1)Availability reduced by less than $1 million in letters of credit issued under the Credit Agreement as of March 31, 2023.
(2)Based on March 31, 2023 foreign currency rates, subject to the availability of eligible accounts receivable.
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
We also continue to expect to be able to move funds between different countries to manage our global liquidity needs without material adverse tax implications, subject to current monetary policies. We utilize a combination of strategies, including dividends, cash pooling arrangements, intercompany loan repayments and other distributions and advances to provide the funds necessary to meet our global liquidity needs. There are no significant restrictions on the ability of our subsidiaries to pay dividends or make other distributions to Aptiv. As of March 31, 2023, the Company’s cash and cash equivalents held by our non-U.S. subsidiaries totaled approximately $1.1 billion. If additional non-U.S. cash was needed for our U.S. operations, we may be required to accrue and pay withholding if we were to distribute such funds from non-U.S. subsidiaries to the U.S.; however, based on our current liquidity needs and strategies, we do not anticipate a need to accrue and pay such additional amounts.
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

Share Repurchases
In January 2019, the Board of Directors authorized a share repurchase program of up to $2.0 billion of ordinary shares, which commenced in February 2023 following completion of the Company’s $1.5 billion April 2016 share repurchase program. This share repurchase program provides for share purchases in the open market or in privately negotiated transactions, depending on share price, market conditions and other factors, as determined by the Company.
A summary of the ordinary shares repurchased during the three months ended March 31, 2023 is as follows:

Total number of shares repurchased	603,741
Average price paid per share	$115.45
Total (in millions)	$70
There were no shares repurchased during the three months ended March 31, 2022. As of March 31, 2023, approximately $1,943 million of share repurchases remained available under the January 2019 share repurchase program. During the period from April 1, 2023 to May 3, 2023, the Company repurchased an additional $28 million worth of shares pursuant to a trading plan with set trading instructions established by the Company. As a result, approximately $1,915 million of share repurchases remain available under the January 2019 share repurchase program. All previously repurchased shares were retired, and are reflected as a reduction of ordinary share capital for the par value of the shares, with the excess applied as reductions to additional paid-in-capital and retained earnings.
Preferred Dividends
In the first quarter of 2023, the Board of Directors declared and paid a quarterly cash dividend of approximately $1.375 per mandatory convertible preferred share outstanding.
Acquisitions and Other Transactions
Wind River—On December 23, 2022, Aptiv acquired 100% of the equity interests of Wind River, a global leader in delivering software for the intelligent edge, for total consideration of approximately $3.5 billion. The results of operations of Wind River are reported within the Advanced Safety and User Experience segment from the date of acquisition. The Company acquired Wind River utilizing cash on hand, which included proceeds from the 2022 Senior Notes. Upon completion of the acquisition, Aptiv incurred transaction related expenses totaling approximately $43 million, which were recorded within other expense, net in the statement of operations in the fourth quarter of 2022.
Intercable Automotive—On November 30, 2022, Aptiv acquired 85% of the equity interests of Intercable Automotive, a manufacturer of high-voltage busbars and interconnect solutions, for total consideration of $606 million. The results of operations of Intercable Automotive are reported within the Signal and Power Solutions segment from the date of acquisition. The Company acquired its interest in Intercable Automotive utilizing cash on hand. Upon completion of the acquisition, Aptiv incurred transaction related expenses totaling approximately $10 million, which were recorded within other expense, net in the statement of operations in the fourth quarter of 2022.
Höhle—On April 3, 2023, Aptiv acquired 100% of the equity interests of Höhle Ltd. (“Höhle”), a manufacturer of microducts, for approximately €39 million (approximately $42 million, using foreign currency rates on the acquisition date), subject to customary post-closing adjustments, which will primarily be allocated to goodwill and other intangible assets. The acquisition will be accounted for as a business combination, with the operating results of Höhle included within the Company's Signal and Power Solutions segment from the date of acquisition. The Company acquired Höhle utilizing cash on hand.
Planned Exit from Majority Owned Russian Subsidiary—Given the sanctions put in place by the E.U., U.S. and other governments, which restrict our ability to conduct business in Russia, we initiated a plan to exit our majority owned subsidiary in Russia in the second quarter of 2022. As a result, the Company determined that this subsidiary, which is reported within the Signal and Power Solutions segment, met the held for sale criteria as of March 31, 2023. The Company had previously recorded a charge to impair the carrying value of the Russian subsidiary’s net assets to fair value during the year ended December 31, 2022 upon the initial designation as held for sale in the second quarter of 2022. The remaining assets and liabilities, which are de minimis, are presented as other current assets and other current liabilities, respectively, in the consolidated balance sheets as of March 31, 2023 and December 31, 2022.
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
The Credit Agreement was entered into in March 2011 and has been subsequently amended and restated on several occasions, most recently on June 24, 2021, and has been further amended on April 19, 2023. Effective from the date of the April 2023 amendment, all interest rate benchmarks within the Credit Agreement that were previously based on the London Interbank Offered Rate (the “Adjusted LIBO Rate” as defined in the Credit Agreement) (“LIBOR”) were transitioned to a rate based on the Secured Overnight Financing Rate (“SOFR”). However, any loan based on LIBOR outstanding on the date of the April 2023 amendment will continue to bear interest based on the LIBOR rate until the end of the current interest period applicable to such loan. The June 2021 amendment, among other things, (1) refinanced and replaced the existing term loan A and revolver with a new term loan A that matures in 2026, and a new five-year revolving credit facility with aggregate commitments of $2 billion, (2) utilized the Company’s existing sustainability-linked metrics and commitments, that, if achieved, would change the facility fee and interest rate margins as described below, and (3) established the leverage ratio maintenance covenant that requires the Company to maintain total net leverage (as calculated in accordance with the Credit Agreement) of less than 3.5 to 1.0 (or 4.0 to 1.0 for four full fiscal quarters following completion of material acquisitions, as defined in the Credit Agreement) and allowed for dividends and other payments on equity.
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
As of March 31, 2023, there were no amounts outstanding under the Revolving Credit Facility and less than $1 million in letters of credit were issued under the Credit Agreement. Letters of credit issued under the Credit Agreement reduce availability under the Revolving Credit Facility. No amounts were drawn on the Revolving Credit Facility during the three months ended March 31, 2023.
As of March 31, 2023 and December 31, 2022, loans under the Credit Agreement bore interest, at Aptiv’s option, at either (a) the Administrative Agent’s Alternate Base Rate (“ABR” as defined in the Credit Agreement) or (b) LIBOR plus in either case a percentage per annum as set forth in the table below (the “Applicable Rate”). The Applicable Rates under the Credit Agreement on the specified dates are set forth below:

	March 31, 2023		December 31, 2022
	LIBOR plus	ABR plus	LIBOR plus	ABR plus
Revolving Credit Facility	1.06%	0.06%	1.06%	0.06%
Tranche A Term Loan	1.105%	0.105%	1.105%	0.105%
The Applicable Rate under the Credit Agreement, as well as the facility fee, may increase or decrease from time to time based on changes in the Company’s credit ratings and whether the Company achieves or fails to achieve certain sustainability-linked targets with respect to greenhouse gas emissions and workplace safety. Such adjustments may be up to 0.04% per annum on interest rate margins on the Revolving Credit Facility, 0.02% per annum on interest rate margins on the Tranche A Term Loan and 0.01% per annum on the facility fee. Accordingly, the interest rate is subject to fluctuation during the term of the Credit Agreement based on changes in the ABR, LIBOR (as of March 31, 2023), changes in the Company’s corporate credit ratings or whether the Company achieves or fails to achieve its sustainability-linked targets. The Credit Agreement also requires that Aptiv pay certain facility fees on the Revolving Credit Facility, which are also subject to adjustment based on the sustainability-linked targets as described above, and certain letter of credit issuance and fronting fees. The Company achieved the sustainability-linked targets for the 2021 calendar year, and the interest rate margins and facility fees were reduced by the amounts specified above, effective in the third quarter of 2022.
As of March 31, 2023, the interest rate period with respect to LIBOR interest rate options can be set at one-, three-, or six-months as selected by Aptiv in accordance with the terms of the Credit Agreement (or other period as may be agreed by the applicable lenders). Aptiv may elect to change the selected interest rate option in accordance with the provisions of the Credit Agreement. As of March 31, 2023, Aptiv selected the one-month LIBOR interest rate option on the Tranche A Term Loan, and the rate effective as of March 31, 2023, as detailed in the table below, was based on the Company’s current credit rating and the Applicable Rate for the Credit Agreement:

		Borrowings as of
		March 31, 2023	Rates effective as of
	Applicable Rate	(in millions)	March 31, 2023
Tranche A Term Loan	LIBOR plus 1.105%	$307	5.92%
Borrowings under the Credit Agreement are prepayable at Aptiv’s option without premium or penalty.
The Credit Agreement contains certain covenants that limit, among other things, the Company’s (and the Company’s subsidiaries’) ability to incur certain additional indebtedness or liens or to dispose of substantially all of its assets. In addition, the Credit Agreement requires that the Company maintain a consolidated leverage ratio (the ratio of Consolidated Total Indebtedness to Consolidated EBITDA, each as defined in the Credit Agreement) of not more than 3.5 to 1.0 (or 4.0 to 1.0 for four full fiscal quarters following completion of material acquisitions, as defined in the Credit Agreement). Following completion of the acquisition of Wind River in December 2022, the Company elected to increase the ratio of Consolidated Total Indebtedness to Consolidated EBITDA to 4.0 to 1.0 commencing with the fiscal quarter ending December 31, 2022. Refer to Note 17. Acquisitions and Divestitures for further information on this acquisition.
The Credit Agreement also contains events of default customary for financings of this type. The Company was in compliance with the Credit Agreement covenants as of March 31, 2023.
As of March 31, 2023, all obligations under the Credit Agreement were borrowed by Aptiv Corporation and jointly and severally guaranteed by AGFL and Aptiv PLC, subject to certain exceptions set forth in the Credit Agreement.
Senior Unsecured Notes
As of March 31, 2023, the Company had the following senior unsecured notes issued and outstanding:

Aggregate Principal Amount (in millions)	Stated Coupon Rate	Issuance Date	Maturity Date	Interest Payment Date

$700	2.396%	February 2022	February 2025	February 18 and August 18
$759	1.50%	March 2015	March 2025	March 10
$542	1.60%	September 2016	September 2028	September 15
$300	4.35%	March 2019	March 2029	March 15 and September 15
$800	3.25%	February 2022	March 2032	March 1 and September 1
$300	4.40%	September 2016	October 2046	April 1 and October 1
$350	5.40%	March 2019	March 2049	March 15 and September 15
$1,500	3.10%	November 2021	December 2051	June 1 and December 1
$1,000	4.15%	February 2022	May 2052	May 1 and November 1
Although the specific terms of each indenture governing each series of senior notes vary, the indentures contain certain restrictive covenants, including with respect to Aptiv’s (and Aptiv’s subsidiaries’) ability to incur liens, enter into sale and leaseback transactions and merge with or into other entities. As of March 31, 2023, the Company was in compliance with the provisions of all series of the outstanding senior notes. Refer to Note 8. Debt to the consolidated financial statements contained herein for additional information.

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

Obligor Group

Three Months Ended March 31, 2023	(in millions)
Net sales	$—
Gross margin	$—
Operating income	$15
Net loss	$(54)
Net loss attributable to Aptiv	$(54)

As of March 31, 2023:
Current assets (1)	$6,144
Long-term assets (2)	$544
Current liabilities (3)	$8,394
Long-term liabilities (3)	$6,682
Noncontrolling interest	$—

As of December 31, 2022:
Current assets (1)	$5,340
Long-term assets (2)	$516
Current liabilities (3)	$7,372
Long-term liabilities (3)	$6,668
Noncontrolling interest	$—
(1)Includes current assets of $5,679 million and $4,763 million due from Non-Guarantors as of March 31, 2023 and December 31, 2022, respectively, which includes amounts due from affiliates of $1 million and $1 million, respectively.
(2)Includes long-term assets of $535 million and $507 million due from Non-Guarantors as of March 31, 2023 and December 31, 2022, respectively.
(3)Includes current liabilities of $8,321 million and $7,261 million, and long-term liabilities of $226 million and $226 million, due to Non-Guarantors as of March 31, 2023 and December 31, 2022, respectively.
Other Financing
Receivable factoring—Aptiv maintains a €450 million European accounts receivable factoring facility that is available on a committed basis and allows for factoring of receivables denominated in both Euros and U.S. dollars (“USD”). This facility is accounted for as short-term debt and borrowings are subject to the availability of eligible accounts receivable. Collateral is not required related to these trade accounts receivable. This facility became effective on January 1, 2021 and has a term of three years, subject to Aptiv’s right to terminate at any time with three months’ notice. After expiration of the three-year term, either party can terminate with three months’ notice. Borrowings denominated in Euros under the facility bear interest at the three-

month Euro Interbank Offered Rate (“EURIBOR”) plus 0.50% and USD borrowings bear interest at two-month LIBOR plus 0.50%, with borrowings under either denomination carrying a minimum interest rate of 0.20%. As of March 31, 2023 and December 31, 2022, Aptiv had no amounts drawn on the European accounts receivable factoring facility. No amounts were drawn under the European accounts receivable factoring facility during the three months ended March 31, 2023.
Finance leases and other—As of March 31, 2023 and December 31, 2022, approximately $47 million and $38 million, respectively, of other debt primarily issued by certain non-U.S. subsidiaries and finance lease obligations were outstanding. Included within the total as of March 31, 2023, were obligations outstanding of approximately $16 million under supplier finance programs, which were recorded as short-term debt in the consolidated balance sheet. These obligations generally mature 90 days after issuance and require that Aptiv maintain a contractually defined minimum cash balance with the issuing bank.
Letter of credit facilities—In addition to the letters of credit issued under the Credit Agreement, Aptiv had approximately $3 million and $3 million outstanding through other letter of credit facilities as of March 31, 2023 and December 31, 2022, respectively, primarily to support arrangements and other obligations at certain of its subsidiaries.
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
Operating activities—Net cash used in operating activities totaled $9 million for the three months ended March 31, 2023, as compared to $202 million for the three months ended March 31, 2022. Cash flows used in operating activities for the three months ended March 31, 2023 consisted primarily of net earnings of $164 million, increased by $227 million for non-cash charges for depreciation, amortization and pension costs, partially offset by $497 million related to changes in operating assets and liabilities, net of restructuring and pension contributions. Cash flows used in operating activities for the three months ended March 31, 2022 consisted primarily of net earnings of $90 million, increased by $199 million for non-cash charges for depreciation, amortization and pension costs, offset by $560 million related to changes in operating assets and liabilities, net of restructuring and pension contributions.
Investing activities—Net cash used in investing activities totaled $309 million for the three months ended March 31, 2023, as compared to $465 million for the three months ended March 31, 2022. The decrease in usage is primarily attributable to $38 million paid for business acquisitions and other transactions during the three months ended March 31, 2023 as compared to $220 million during the three months ended March 31, 2022, partially offset by increased capital expenditures of $22 million during the three months ended March 31, 2023 as compared to the three months ended March 31, 2022.
Financing activities—Net cash used in financing activities totaled $122 million for the three months ended March 31, 2023 and net cash provided by financing activities totaled $2,411 million for the three months ended March 31, 2022. Cash flows used in financing activities for the three months ended March 31, 2023 primarily included $68 million paid to repurchase ordinary shares and $16 million of MCPS dividend payments. Cash flows used in financing activities for the three months ended March 31, 2022 primarily included $2,472 million received from the issuance of the 2022 Senior Notes, partially offset by $16 million of MCPS dividend payments.
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
Critical Accounting Estimates
There have been no significant changes in our critical accounting estimates during the three months ended March 31, 2023.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes to the information concerning our exposures to market risk as stated in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. As described in the Form 10-K, we have currency exposures related to buying, selling and financing in currencies other than the local functional currencies in which we operate (“transactional exposure”). We also have currency exposures related to the translation of the financial statements of our non-U.S. subsidiaries that use the local currency as their functional currency into U.S. dollars, the Company’s reporting currency (“translational exposure”). As described in Note 14. Derivatives and Hedging Activities to the unaudited consolidated financial statements included in Part I, Item 1 of this report, to manage this risk the Company designates certain qualifying instruments as net investment hedges of certain non-U.S. subsidiaries. The effective portion of the gains or losses on instruments designated as net investment hedges are recognized within the cumulative translation adjustment component of OCI to offset changes in the value of the net investment in these foreign currency-denominated operations.

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
As of March 31, 2023, the Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated, for disclosure purposes, the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective to provide reasonable assurance that the desired control objectives were achieved as of March 31, 2023.
Changes in Internal Control over Financial Reporting
There were no material changes in the Company’s internal controls over financial reporting during the three months ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting. As noted in our Annual Report on Form 10-K for the year ended December 31, 2022, given the timing of the acquisitions in 2022, the Company is integrating the acquired operations of Wind River Systems, Inc. (“Wind River”) and Intercable Automotive Solutions S.r.l. (“Intercable Automotive) into the Company’s operations, compliance programs and internal control processes. Specifically, as permitted by SEC rules and regulations, the Company has excluded Wind River and Intercable Automotive from management’s evaluation of internal controls over financial reporting as of December 31, 2022.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
We are from time to time subject to various actions, claims, suits, government investigations, and other proceedings incidental to our business, including those arising out of alleged defects, breach of contracts, competition and antitrust matters, product warranties, intellectual property matters, personal injury claims and employment-related matters. For a description of risks related to various legal proceedings and claims, see Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2022. For a description of our outstanding material legal proceedings, see Note 10. Commitments and Contingencies to the unaudited consolidated financial statements included in this report.

ITEM 1A. RISK FACTORS
There have been no material changes in risk factors for the Company in the period covered by this report. For information regarding factors that could affect the Company’s results of operations, financial condition and liquidity, see the risk factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
A summary of our ordinary shares repurchased during the three months ended March 31, 2023, is shown below:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (in millions) (3)
January 1, 2023 to January 31, 2023	—	$—	—	$2,013
February 1, 2023 to February 28, 2023	247,800	$121.03	247,800	$1,983
March 1, 2023 to March 31, 2023	355,941	$111.56	355,941	$1,943
Total	603,741	$115.45	603,741

(1)	The total number of shares purchased under the plans authorized by the Board of Directors are described below.
(2)	Excluding commissions.
(3)	In January 2019, the Board of Directors authorized a share repurchase program of up to $2.0 billion. This program follows the completion of the previously announced share repurchase program of $1.5 billion, which was approved by the Board of Directors in April 2016. The timing of repurchases is dependent on price, market conditions and applicable regulatory requirements.
`

ITEM 6. EXHIBITS

Exhibit Number	Description
10.1
Amendment No. 1, dated as of April 19, 2023, to the Third Amended and Restated Credit Agreement, dated as of June 24, 2021, among Aptiv PLC, Aptiv Corporation, Aptiv Global Financing Limited and JPMorgan Chase Bank, N.A., as Administrative Agent, and the lenders party thereto*

10.2	Offer letter for Benjamin Lyon, dated November 21, 2022*+
10.3	Offer letter for Sophia M. Velastegui, dated December 16, 2021*+
22	List of Guarantor Subsidiaries*
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer*
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	Inline XBRL Instance Document# - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document#
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document#
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document#
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document#
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document#
104	Cover Page Interactive Data File# - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
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

Dated: May 4, 2023