Form 10-Q
period 2023-06-30
Aptiv PLC
filed 2023-08-03
CIK 1521332

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
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of the registrant’s ordinary shares outstanding, $0.01 par value per share as of July 28, 2023, was 282,824,285.

APTIV PLC
INDEX

		Page
Part I - Financial Information
Item 1.	Financial Statements
	Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2023 and 2022 (Unaudited)	3
	Consolidated Statements of Comprehensive Income for the Three and Six Months Ended June 30, 2023 and 2022 (Unaudited)	4
	Consolidated Balance Sheets as of June 30, 2023 (Unaudited) and December 31, 2022	5
	Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2023 and 2022 (Unaudited)	6
	Consolidated Statements of Redeemable Noncontrolling Interest and Shareholders’ Equity for the Three and Six Months Ended June 30, 2023 and 2022 (Unaudited)	7
	Notes to Consolidated Financial Statements (Unaudited)	9
	Cautionary Statement Regarding Forward Looking Information	48
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	49
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	72
Item 4.	Controls and Procedures	72

Part II - Other Information
Item 1.	Legal Proceedings	73
Item 1A.	Risk Factors	73
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	73
Item 5.	Other Information	73
Item 6.	Exhibits	74

Signatures		75

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
APTIV PLC
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(in millions, except per share amounts)
Net sales	$5,200	$4,057	$10,018	$8,235
Operating expenses:
Cost of sales	4,336	3,617	8,394	7,206
Selling, general and administrative	353	286	695	560
Amortization	59	38	118	75
Restructuring (Note 7)	42	19	53	41
Total operating expenses	4,790	3,960	9,260	7,882
Operating income	410	97	758	353
Interest expense	(72)	(56)	(139)	(99)
Other income (expense), net (Note 16)	11	(25)	10	(64)
Income before income taxes and equity loss	349	16	629	190
Income tax expense	(30)	(16)	(64)	(37)
Income before equity loss	319	—	565	153
Equity loss, net of tax	(73)	(72)	(155)	(135)
Net income (loss)	246	(72)	410	18
Net income (loss) attributable to noncontrolling interest	4	(27)	7	(26)
Net loss attributable to redeemable noncontrolling interest	—	—	(1)	—
Net income (loss) attributable to Aptiv	242	(45)	404	44
Mandatory convertible preferred share dividends (Note 12)	(13)	(16)	(29)	(32)
Net income (loss) attributable to ordinary shareholders	$229	$(61)	$375	$12

Basic net income (loss) per share:
Basic net income (loss) per share attributable to ordinary shareholders	$0.84	$(0.23)	$1.38	$0.04
Weighted average number of basic shares outstanding	272.69	270.93	271.86	270.86

Diluted net income (loss) per share (Note 12):
Diluted net income (loss) per share attributable to ordinary shareholders	$0.84	$(0.23)	$1.38	$0.04
Weighted average number of diluted shares outstanding	272.77	270.93	271.97	271.11
See notes to consolidated financial statements.

APTIV PLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(in millions)
Net income (loss)	$246	$(72)	$410	$18
Other comprehensive income (loss):
Currency translation adjustments	(39)	(177)	(22)	(212)
Net change in unrecognized gain on derivative instruments, net of tax (Note 14)	54	(99)	148	(62)
Employee benefit plans adjustment, net of tax	(1)	5	(1)	7
Other comprehensive income (loss)	14	(271)	125	(267)
Comprehensive income (loss)	260	(343)	535	(249)
Comprehensive income (loss) attributable to noncontrolling interests	1	(21)	4	(23)
Comprehensive income attributable to redeemable noncontrolling interest	—	—	1	—
Comprehensive income (loss) attributable to Aptiv	$259	$(322)	$530	$(226)
See notes to consolidated financial statements.

APTIV PLC
CONSOLIDATED BALANCE SHEETS

	June 30, 2023	December 31, 2022
	(Unaudited)

	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$1,302	$1,531
Accounts receivable, net of allowance for doubtful accounts of $49 million and $52 million, respectively (Note 2)	3,729	3,433
Inventories (Note 3)	2,380	2,340
Other current assets (Note 4)	661	480
Total current assets	8,072	7,784
Long-term assets:
Property, net	3,592	3,495
Operating lease right-of-use assets	470	451
Investments in affiliates (Note 21)	1,581	1,723
Intangible assets, net (Note 2)	2,487	2,585
Goodwill (Note 2)	5,140	5,106
Other long-term assets (Note 4)	756	740
Total long-term assets	14,026	14,100
Total assets	$22,098	$21,884
LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt (Note 8)	$37	$31
Accounts payable	3,028	3,150
Accrued liabilities (Note 5)	1,524	1,684
Total current liabilities	4,589	4,865
Long-term liabilities:
Long-term debt (Note 8)	6,476	6,460
Pension benefit obligations	380	354
Long-term operating lease liabilities	379	361
Other long-term liabilities (Note 5)	752	750
Total long-term liabilities	7,987	7,925
Total liabilities	12,576	12,790
Commitments and contingencies (Note 10)
Redeemable noncontrolling interest (Note 2)	97	96
Shareholders’ equity:
Preferred shares, $0.01 par value per share, 50,000,000 shares authorized; none issued and outstanding as of June 30, 2023; 11,500,000 shares of 5.50% Mandatory Convertible Preferred Shares, Series A, issued and outstanding as of December 31, 2022	—	—
Ordinary shares, $0.01 par value per share, 1,200,000,000 shares authorized, 282,824,285 and 270,949,579 issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	3	3
Additional paid-in-capital	4,001	3,989
Retained earnings	5,893	5,608
Accumulated other comprehensive loss (Note 13)	(665)	(791)
Total Aptiv shareholders’ equity	9,232	8,809
Noncontrolling interest	193	189
Total shareholders’ equity	9,425	8,998
Total liabilities, redeemable noncontrolling interest and shareholders’ equity	$22,098	$21,884
See notes to consolidated financial statements.`

APTIV PLC
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
	2023	2022

	(in millions)
Cash flows from operating activities:
Net income	$410	$18
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	322	309
Amortization	118	75
Amortization of deferred debt issuance costs	5	4
Restructuring expense, net of cash paid	—	10
Deferred income taxes	(17)	(5)
Pension and other postretirement benefit expenses	22	16
Loss from equity method investments, net of dividends received	160	135
Loss on sale of assets	1	—
Share-based compensation	51	46
Other charges related to Ukraine/Russia conflict	—	54
Changes in operating assets and liabilities:
Accounts receivable, net	(295)	(244)
Inventories	(35)	(358)
Other assets	(85)	29
Accounts payable	(43)	(150)
Accrued and other long-term liabilities	(65)	(64)
Other, net	(9)	27
Pension contributions	(14)	(9)
Net cash provided by (used in) operating activities	526	(107)
Cash flows from investing activities:
Capital expenditures	(491)	(454)
Proceeds from sale of property	3	3
Proceeds from business divestitures, net of cash sold	(17)	—
Cost of business acquisitions and other transactions, net of cash acquired	(83)	(220)
Proceeds from sale of technology investments	—	3
Cost of technology investments	(1)	(41)
Settlement of derivatives	(1)	4
Net cash used in investing activities	(590)	(705)
Cash flows from financing activities:
Net repayments under other short-term debt agreements	(8)	(2)
Net repayments under other long-term debt agreements	(2)	—
Proceeds from issuance of senior notes, net of issuance costs	—	2,472
Contingent consideration payments	(10)	—
Dividend payments of consolidated affiliates to minority shareholders	—	(8)
Repurchase of ordinary shares	(98)	—
Distribution of mandatory convertible preferred share cash dividends	(32)	(32)
Taxes withheld and paid on employees’ restricted share awards	(31)	(36)
Net cash (used in) provided by financing activities	(181)	2,394
Effect of exchange rate fluctuations on cash, cash equivalents and restricted cash	(8)	(25)
(Decrease) increase in cash, cash equivalents and restricted cash	(253)	1,557
Cash, cash equivalents and restricted cash at beginning of the period	1,555	3,139
Cash, cash equivalents and restricted cash at end of the period	$1,302	$4,696

Reconciliation of cash, cash equivalents and restricted cash and cash classified as assets held for sale:
	June 30,
	2023	2022
	(in millions)
Cash, cash equivalents and restricted cash	$1,302	$4,670
Cash classified as assets held for sale	—	26
Total cash, cash equivalents and restricted cash	$1,302	$4,696
See notes to consolidated financial statements.

APTIV PLC
CONSOLIDATED STATEMENTS OF REDEEMABLE NONCONTROLLING INTEREST AND SHAREHOLDERS’ EQUITY (Unaudited)

	Three Months Ended June 30,

		Ordinary Shares		Preferred Shares

	Redeemable Noncontrolling Interest	Number of shares	Amount of shares	Number of shares	Amount of shares	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Aptiv Shareholders’ Equity	Noncontrolling Interest	Total Shareholders’ Equity

2023		(in millions)
Balance at March 31, 2023	$97	271	$3	12	$—	$3,972	$5,690	$(682)	$8,983	$192	$9,175
Net income	—	—	—	—	—	—	242	—	242	—	242
Other comprehensive income (loss)	—	—	—	—	—	—	—	17	17	(3)	14
Net income attributable to noncontrolling interest	—	—	—	—	—	—	—	—	—	4	4
Mandatory convertible preferred share cumulative dividends	—	—	—	—	—	—	(13)	—	(13)	—	(13)
Conversion of MCPS to ordinary shares	—	12	—	(12)	—	—	—	—	—	—	—
Taxes withheld on employees’ restricted share award vestings	—	—	—	—	—	(1)	—	—	(1)	—	(1)
Repurchase of ordinary shares	—	(1)	—	—	—	(2)	(26)	—	(28)	—	(28)
Share-based compensation	—	1	—	—	—	32	—	—	32	—	32
Balance at June 30, 2023	$97	283	$3	—	$—	$4,001	$5,893	$(665)	$9,232	$193	$9,425

2022
Balance at March 31, 2022	$—	271	$3	12	$—	$3,908	$5,150	$(665)	$8,396	$204	$8,600
Net loss	—	—	—	—	—	—	(45)	—	(45)	—	(45)
Other comprehensive loss	—	—	—	—	—	—	—	(277)	(277)	—	(277)
Net loss attributable to noncontrolling interest	—	—	—	—	—	—	—	—	—	(27)	(27)
Other comprehensive income attributable to noncontrolling interest	—	—	—	—	—	—	—	—	—	6	6
Mandatory convertible preferred share cumulative dividends	—	—	—	—	—	—	(16)	—	(16)	—	(16)
Share-based compensation	—	—	—	—	—	41	—	—	41	—	41
Balance at June 30, 2022	$—	271	$3	12	$—	$3,949	$5,089	$(942)	$8,099	$183	$8,282
See notes to consolidated financial statements.

APTIV PLC
CONSOLIDATED STATEMENTS OF REDEEMABLE NONCONTROLLING INTEREST AND SHAREHOLDERS’ EQUITY (Unaudited) (Continued)

	Six Months Ended June 30,

		Ordinary Shares		Preferred Shares

	Redeemable Noncontrolling Interest	Number of shares	Amount of shares	Number of shares	Amount of shares	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Aptiv Shareholders’ Equity	Noncontrolling Interest	Total Shareholders’ Equity

2023		(in millions)
Balance at January 1, 2023	$96	271	$3	12	$—	$3,989	$5,608	$(791)	$8,809	$189	$8,998
Net income	—	—	—	—	—	—	404	—	404	—	404
Other comprehensive income (loss)	2	—	—	—	—	—	—	126	126	(3)	123
Net (loss) income attributable to noncontrolling interest	(1)	—	—	—	—	—	—	—	—	7	7
Mandatory convertible preferred share cumulative dividends	—	—	—	—	—	—	(29)	—	(29)	—	(29)
Conversion of MCPS to ordinary shares	—	12	—	(12)	—	—	—	—	—	—	—
Taxes withheld on employees’ restricted share award vestings	—	—	—	—	—	(31)	—	—	(31)	—	(31)
Repurchase of ordinary shares	—	(1)	—	—	—	(8)	(90)	—	(98)	—	(98)
Share-based compensation	—	1	—	—	—	51	—	—	51	—	51
Balance at June 30, 2023	$97	283	$3	—	$—	$4,001	$5,893	$(665)	$9,232	$193	$9,425

2022
Balance at January 1, 2022	$—	271	$3	12	$—	$3,939	$5,077	$(672)	$8,347	$214	$8,561
Net income	—	—	—	—	—	—	44	—	44	—	44
Other comprehensive loss	—	—	—	—	—	—	—	(270)	(270)	—	(270)
Net loss attributable to noncontrolling interest	—	—	—	—	—	—	—	—	—	(26)	(26)
Other comprehensive income attributable to noncontrolling interest	—	—	—	—	—	—	—	—	—	3	3
Dividend payments of consolidated affiliates to minority shareholders	—	—	—	—	—	—	—	—	—	(8)	(8)
Mandatory convertible preferred share cumulative dividends	—	—	—	—	—	—	(32)	—	(32)	—	(32)
Taxes withheld on employees’ restricted share award vestings	—	—	—	—	—	(36)	—	—	(36)	—	(36)
Share-based compensation	—	—	—	—	—	46	—	—	46	—	46
Balance at June 30, 2022	$—	271	$3	12	$—	$3,949	$5,089	$(942)	$8,099	$183	$8,282
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
During the three months ended June 30, 2023, Aptiv received dividends of $5 million from its equity method investments. The dividends were recognized as a reduction to the investment and represented a return on investment included in cash flows from operating activities.
Aptiv’s equity investments without readily determinable fair value totaled $48 million and $67 million as of June 30, 2023 and December 31, 2022, respectively, and are classified within other long-term assets in the consolidated balance sheets. Aptiv’s investments in publicly traded equity securities totaled $12 million and $17 million as of June 30, 2023 and December 31, 2022, respectively, and are classified within other long-term assets in the consolidated balance sheets. Refer to Note 21. Investments in Affiliates for further information regarding Aptiv’s equity investments.
In 2022, the Company acquired 85% of the equity interests of Intercable Automotive Solutions S.r.l. (“Intercable Automotive”). Concurrent with the acquisition, the Company entered into an agreement with the noncontrolling interest holders that provides the Company with the right to purchase, and the noncontrolling interest holders with the right to sell, the remaining 15% of Intercable Automotive for cash at a contractually defined value beginning in 2026. As a result of this redemption feature, the Company recorded the redeemable noncontrolling interest at its acquisition-date fair value to temporary equity in the consolidated balance sheet. The redeemable noncontrolling interest is adjusted each reporting period for the income (loss) attributable to the noncontrolling interest, and for any measurement period adjustments necessary to record the redeemable noncontrolling interest at the higher of its redemption value, assuming it was redeemable at the reporting date, or its carrying value. Any measurement period adjustments are recorded to retained earnings, with a corresponding increase or reduction to net income attributable to Aptiv. Redeemable noncontrolling interest was $97 million and $96 million as of June 30, 2023 and December 31, 2022, respectively. Refer to Note 17. Acquisitions and Divestitures for further information regarding this acquisition and the redeemable noncontrolling interest.

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
Aptiv primarily utilizes historical loss and recovery data, combined with information on current economic conditions and reasonable and supportable forecasts to develop the estimate of the allowance for doubtful accounts in accordance with ASC Topic 326, Financial Instruments – Credit Losses. As of June 30, 2023 and December 31, 2022, the Company reported $3,729 million and $3,433 million, respectively, of accounts receivable, net of allowances, which includes the allowance for doubtful accounts of $49 million and $52 million, respectively. Changes in the allowance for doubtful accounts were not material for the six months ended June 30, 2023.
Inventories—As of June 30, 2023 and December 31, 2022, inventories are stated at the lower of cost, determined on a first-in, first-out basis, or net realizable value, including direct material costs and direct and indirect manufacturing costs. Refer to Note 3. Inventories for additional information. Obsolete inventory is identified based on analysis of inventory for known obsolescence issues, and, generally, the market value of inventory on hand in excess of one year’s supply is fully-reserved.
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
Intangible assets—Intangible assets were $2,487 million and $2,585 million as of June 30, 2023 and December 31, 2022, respectively. Aptiv amortizes definite-lived intangible assets over their estimated useful lives. Aptiv has definite-lived intangible assets related to patents and developed technology, customer relationships and trade names. Indefinite-lived in-process research and development intangible assets are not amortized, but are tested for impairment annually, or more frequently when indicators of potential impairment exist, until the completion or abandonment of the associated research and development efforts. Upon completion of the projects, the assets will be amortized over the expected economic life of the asset, which will be determined on that date. Should the project be determined to be abandoned, and if the asset developed has no alternative use, the full value of the asset will be charged to expense. The Company also has intangible assets related to acquired trade names that are classified as indefinite-lived when there are no foreseeable limits on the periods of time over which they are expected to contribute cash flows. These indefinite-lived trade name assets are tested for impairment annually, or more frequently when indicators of potential impairment exist. Costs to renew or extend the term of acquired intangible assets are recognized as expense as incurred. Amortization expense was $59 million and $118 million for the three and six months ended June 30, 2023, respectively, and $38 million and $75 million for the three and six months ended June 30, 2022, respectively, which includes the impact of any intangible asset impairment charges recorded during the period.
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
The impairment test involves first qualitatively assessing goodwill for impairment. If the qualitative assessment is not met the Company then performs a quantitative assessment by comparing the estimated fair value of each reporting unit to its carrying value, including goodwill. Fair value reflects the price a market participant would be willing to pay in a potential sale of the reporting unit. If the estimated fair value exceeds carrying value, then we conclude that no goodwill impairment has occurred. If the carrying value of the reporting unit exceeds its estimated fair value, the Company recognizes an impairment loss in an amount equal to the excess, not to exceed the amount of goodwill allocated to the reporting unit. The Company qualitatively concluded there were no goodwill impairments during the six months ended June 30, 2023 and 2022. Goodwill was $5,140 million and $5,106 million as of June 30, 2023 and December 31, 2022, respectively.
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
Customer concentrations—As reflected in the table below, net sales to General Motors (“GM”), Stellantis N.V. (“Stellantis”), Ford Motor Company (“Ford”) and Volkswagen Group (“VW”), Aptiv’s four largest customers, totaled approximately 36% and 35% of our total net sales for the three and six months ended June 30, 2023, respectively, and 36% and 35% of our total net sales for the three and six months ended June 30, 2022, respectively.

	Percentage of Total Net Sales				Accounts Receivable
	Three Months Ended June 30,		Six Months Ended June 30,		June 30, 2023	December 31, 2022
	2023	2022	2023	2022

					(in millions)
GM	9%	10%	9%	9%	$294	$231
Stellantis	10%	10%	10%	10%	$371	$325
Ford	8%	8%	8%	8%	$277	$250
VW	9%	8%	8%	8%	$218	$186
Recently adopted accounting pronouncements—Aptiv adopted Accounting Standards Update (“ASU”) 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting and ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, in the second quarter of 2023. ASU 2020-04 provides optional expedients and exceptions, if certain criteria are met, for applying GAAP to contracts, hedging relationships and other transactions affected by reference rate reform. ASU 2022-06 defers the sunset date of Topic 848 from December 31, 2022 to December 31, 2024 and is effective immediately. The Company elected to apply the contract modifications accounting optional expedient, under which the reporting entity accounts for changes made to debt agreements solely for the replacement of a discontinued reference rate as being not substantial and thus a continuation of the existing contract, to contract amendments within the scope of ASU 2020-04 that were effective in the second quarter of 2023, which did not have a significant impact on Aptiv’s consolidated financial statements.
Aptiv adopted ASU 2022-04, Liabilities - Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations, in the first quarter of 2023, except for the amendment on rollforward information, which is to be applied prospectively and is effective for fiscal years beginning after December 15, 2023. The amendments in this update are intended to improve the transparency of supplier finance programs by requiring a buyer in a supplier finance program to disclose sufficient information about the program to allow a user of the financial statements to understand the program’s nature, key terms, outstanding balances and activity during the period. The adoption of this guidance did not have a significant impact on Aptiv’s consolidated financial statements.

3. INVENTORIES
Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or net realizable value, including direct material costs and direct and indirect manufacturing costs. A summary of inventories is shown below:

	June 30, 2023	December 31, 2022

	(in millions)
Productive material	$1,558	$1,570
Work-in-process	188	164
Finished goods	634	606
Total	$2,380	$2,340

4. ASSETS
Other current assets consisted of the following:

	June 30, 2023	December 31, 2022

	(in millions)
Value added tax receivable	$168	$167
Prepaid insurance and other expenses	79	75
Reimbursable engineering costs	107	90
Notes receivable	6	8
Income and other taxes receivable	76	40
Deposits to vendors	9	7
Derivative financial instruments (Note 14)	152	44
Capitalized upfront fees (Note 20)	10	17
Contract assets (Note 20)	46	24
Other	8	8
Total	$661	$480

Other long-term assets consisted of the following:

	June 30, 2023	December 31, 2022

	(in millions)
Deferred income taxes, net	$265	$259
Unamortized Revolving Credit Facility debt issuance costs	7	8
Income and other taxes receivable	31	30
Reimbursable engineering costs	148	160
Value added tax receivable	2	2
Equity investments (Note 21)	60	84
Derivative financial instruments (Note 14)	35	14
Capitalized upfront fees (Note 20)	51	61
Contract assets (Note 20)	68	43
Other	89	79
Total	$756	$740

5. LIABILITIES
Accrued liabilities consisted of the following:

	June 30, 2023	December 31, 2022

	(in millions)
Payroll-related obligations	$379	$330
Employee benefits, including current pension obligations	102	151
Income and other taxes payable	177	188
Warranty obligations (Note 6)	53	43
Restructuring (Note 7)	47	65
Customer deposits	80	82
Derivative financial instruments (Note 14)	24	29
Accrued interest	50	51
MCPS dividends payable	—	3
Contract liabilities (Note 20)	70	90
Operating lease liabilities	110	109
Other	432	543
Total	$1,524	$1,684

Other long-term liabilities consisted of the following:

	June 30, 2023	December 31, 2022

	(in millions)
Environmental	$3	$1
Extended disability benefits	5	4
Warranty obligations (Note 6)	9	9
Restructuring (Note 7)	37	18
Payroll-related obligations	11	10
Accrued income taxes	155	161
Deferred income taxes, net	461	481
Contract liabilities (Note 20)	8	9
Derivative financial instruments (Note 14)	7	7
Other	56	50
Total	$752	$750

6. WARRANTY OBLIGATIONS
Expected warranty costs for products sold are recognized principally at the time of sale of the product based on an estimate of the amount that eventually will be required to settle such obligations. These accruals are based on factors such as past experience, production changes, industry developments and various other considerations. The estimated costs related to product recalls based on a formal campaign soliciting return of that product are accrued at the time an obligation becomes probable and can be reasonably estimated. These estimates are adjusted from time to time based on facts and circumstances that impact the status of existing claims. Aptiv has recognized its best estimate for its total aggregate warranty reserves, including product recall costs, across all of its operating segments as of June 30, 2023. The Company estimates the reasonably possible amount to ultimately resolve all matters in excess of the recorded reserves as of June 30, 2023 to be zero to $20 million.
The table below summarizes the activity in the product warranty liability for the six months ended June 30, 2023:

Warranty Obligations

(in millions)
Accrual balance at beginning of period	$52
Provision for estimated warranties incurred during the period	16
Changes in estimate for pre-existing warranties	11
Settlements	(22)
Foreign currency translation and other	5
Accrual balance at end of period	$62

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
As part of Aptiv’s continued efforts to optimize its cost structure, it has undertaken several restructuring programs which include workforce reductions as well as plant closures. These programs are primarily focused on reducing global overhead costs and on the continued rotation of our manufacturing footprint to best cost locations in Europe. The Company recorded employee-related and other restructuring charges related to these programs totaling approximately $42 million and $53 million during the three and six months ended June 30, 2023, respectively. The charges recorded during the three months ended June 30, 2023 included the recognition of approximately $27 million of employee-related and other costs related to the initiation of the closure of a Western European manufacturing site within the Advanced Safety and User Experience segment pursuant to the Company’s ongoing European footprint rotation strategy. Cash payments related to this restructuring action are expected to be principally completed in 2024. There have been no changes in previously initiated programs that have resulted

(or are expected to result) in a material change to our restructuring costs. The Company expects to incur additional restructuring costs of approximately $20 million (of which approximately $10 million relates to the Advanced Safety and User Experience segment and approximately $10 million relates to the Signal and Power Solutions segment) for programs approved as of June 30, 2023, which are primarily expected to be incurred within the next twelve months.
During the three and six months ended June 30, 2022, Aptiv recorded employee-related and other restructuring charges totaling approximately $19 million and $41 million, respectively.
Restructuring charges for employee separation and termination benefits are paid either over the severance period or in a lump sum in accordance with either statutory requirements or individual agreements. Aptiv incurred cash expenditures related to its restructuring programs of approximately $53 million and $31 million in the six months ended June 30, 2023 and 2022, respectively.
The following table summarizes the restructuring charges recorded for the three and six months ended June 30, 2023 and 2022 by operating segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(in millions)
Signal and Power Solutions	$8	$13	$15	$22
Advanced Safety and User Experience	34	6	38	19
Total	$42	$19	$53	$41
The table below summarizes the activity in the restructuring liability for the six months ended June 30, 2023:

	Employee Termination Benefits Liability	Other Exit Costs Liability	Total

	(in millions)
Accrual balance at January 1, 2023	$83	$—	$83
Provision for estimated expenses incurred during the period	53	—	53
Payments made during the period	(53)	—	(53)
Foreign currency and other	1	—	1
Accrual balance at June 30, 2023	$84	$—	$84

8. DEBT
The following is a summary of debt outstanding, net of unamortized issuance costs and discounts, as of June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022

	(in millions)
2.396%, senior notes, due 2025 (net of $3 and $3 unamortized issuance costs, respectively)	$697	$697
1.50%, Euro-denominated senior notes, due 2025 (net of $1 and $1 unamortized issuance costs and $0 and $1 discount, respectively)	763	747
1.60%, Euro-denominated senior notes, due 2028 (net of $2 and $2 unamortized issuance costs, respectively)	544	533
4.35%, senior notes, due 2029 (net of $2 and $2 unamortized issuance costs, respectively)	298	298
3.25%, senior notes, due 2032 (net of $6 and $7 unamortized issuance costs and $3 and $3 discount, respectively)	791	790
4.40%, senior notes, due 2046 (net of $3 and $3 unamortized issuance costs and $1 and $1 discount, respectively)	296	296
5.40%, senior notes, due 2049 (net of $4 and $4 unamortized issuance costs and $1 and $1 discount, respectively)	345	345
3.10%, senior notes, due 2051 (net of $16 and $16 unamortized issuance costs and $31 and $32 discount, respectively)	1,453	1,452
4.15%, senior notes, due 2052 (net of $11 and $11 unamortized issuance costs and $2 and $2 discount, respectively)	987	987
Tranche A Term Loan, due 2026 (net of $1 and $1 unamortized issuance costs, respectively)	306	308
Finance leases and other	33	38
Total debt	6,513	6,491
Less: current portion	(37)	(31)
Long-term debt	$6,476	$6,460
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
The Credit Agreement was entered into in March 2011 and has been subsequently amended and restated on several occasions, most recently on June 24, 2021, and was further amended on April 19, 2023. The June 2021 amendment, among other things, (1) refinanced and replaced the existing term loan A and revolver with a new term loan A that matures in 2026, and a new five-year revolving credit facility with aggregate commitments of $2 billion, (2) utilized the Company’s existing sustainability-linked metrics and commitments, that, if achieved, would change the facility fee and interest rate margins as described below, and (3) established the leverage ratio maintenance covenant that requires the Company to maintain total net leverage (as calculated in accordance with the Credit Agreement) of less than 3.5 to 1.0 (or 4.0 to 1.0 for four full fiscal quarters following completion of material acquisitions, as defined in the Credit Agreement) and allowed for dividends and other payments on equity. Effective from the date of the April 2023 amendment, all interest rate benchmarks within the Credit Agreement that were previously based on the London Interbank Offered Rate (“LIBOR”) were transitioned to a rate based on the Secured Overnight Financing Rate (“SOFR”). The Credit Agreement also contains an accordion feature that permits Aptiv to increase, from time to time, the aggregate borrowing capacity under the Credit Agreement by up to an additional $1 billion upon Aptiv’s request, the agreement of the lenders participating in the increase, and the approval of the Administrative Agent.
The Tranche A Term Loan and the Revolving Credit Facility mature on June 24, 2026. Beginning in the third quarter of 2022, Aptiv was obligated to begin making quarterly principal payments on the Tranche A Term Loan according to the amortization schedule in the Credit Agreement.

As of June 30, 2023, Aptiv had no amounts outstanding under the Revolving Credit Facility and less than $1 million in letters of credit were issued under the Credit Agreement. Letters of credit issued under the Credit Agreement reduce availability under the Revolving Credit Facility.
As of June 30, 2023, loans under the Credit Agreement bore interest, at Aptiv’s option, at either (a) the Administrative Agent’s Alternate Base Rate (“ABR” as defined in the Credit Agreement) or (b) SOFR plus in either case a percentage per annum as set forth in the table below (the “Applicable Rate”). As of December 31, 2022, loans under the Credit Agreement bore interest, at Aptiv’s option, at either (a) ABR or (b) LIBOR plus in either case a percentage per annum as set forth in the table below. The rates under the Credit Agreement on the specified dates are set forth below:

	June 30, 2023		December 31, 2022
	SOFR plus	ABR plus	LIBOR plus	ABR plus
Revolving Credit Facility	1.06%	0.06%	1.06%	0.06%
Tranche A Term Loan	1.105%	0.105%	1.105%	0.105%
The Applicable Rate under the Credit Agreement, as well as the facility fee, may increase or decrease from time to time based on changes in the Company’s credit ratings and whether the Company achieves or fails to achieve certain sustainability-linked targets with respect to greenhouse gas emissions and workplace safety. Such adjustments may be up to 0.04% per annum on interest rate margins on the Revolving Credit Facility, 0.02% per annum on interest rate margins on the Tranche A Term Loan and 0.01% per annum on the facility fee. Accordingly, the interest rate is subject to fluctuation during the term of the Credit Agreement based on changes in the ABR, SOFR (after the April 2023 amendment), LIBOR (before the April 2023 amendment), changes in the Company’s corporate credit ratings or whether the Company achieves or fails to achieve its sustainability-linked targets. The Credit Agreement also requires that Aptiv pay certain facility fees on the Revolving Credit Facility, which are also subject to adjustment based on the sustainability-linked targets as described above, and certain letter of credit issuance and fronting fees. The Company achieved the sustainability-linked targets for the 2021 calendar year, and the interest rate margins and facility fees were reduced by the amounts specified above, effective in the third quarter of 2022. The Company also achieved the sustainability-linked targets for the 2022 calendar year, and the interest rate margins and facility fees will continue to be reduced by the amounts specified above, effective in the third quarter of 2023.
The interest rate period with respect to SOFR interest rate options can be set at one-, three-, or six-months as selected by Aptiv in accordance with the terms of the Credit Agreement (or other period as may be agreed by the applicable lenders). Aptiv may elect to change the selected interest rate option in accordance with the provisions of the Credit Agreement. As of June 30, 2023, Aptiv selected the one-month SOFR interest rate option on the Tranche A Term Loan, and the rate effective as of June 30, 2023, as detailed in the table below, was based on the Company’s current credit rating and the Applicable Rate for the Credit Agreement:

		Borrowings as of
		June 30, 2023	Rates effective as of
	Applicable Rate	(in millions)	June 30, 2023
Tranche A Term Loan	SOFR plus 1.105%	$307	6.29%
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
The Credit Agreement also contains events of default customary for financings of this type. The Company was in compliance with the Credit Agreement covenants as of June 30, 2023.
As of June 30, 2023, all obligations under the Credit Agreement were borrowed by Aptiv Corporation and jointly and severally guaranteed by AGFL and Aptiv PLC, subject to certain exceptions set forth in the Credit Agreement.
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

Although the specific terms of each indenture governing each series of senior notes vary, the indentures contain certain restrictive covenants, including with respect to Aptiv’s (and Aptiv’s subsidiaries’) ability to incur liens, enter into sale and leaseback transactions and merge with or into other entities. In February 2022, Aptiv Corporation and AGFL were added as guarantors on each series of outstanding senior notes previously issued by Aptiv PLC. As of June 30, 2023, the Company was in compliance with the provisions of all series of the outstanding senior notes.
Other Financing
Receivable factoring—Aptiv maintains a €450 million European accounts receivable factoring facility that is available on a committed basis and allows for factoring of receivables denominated in both Euros and U.S. dollars (“USD”). This facility is accounted for as short-term debt and borrowings are subject to the availability of eligible accounts receivable. Collateral is not required related to these trade accounts receivable. This facility became effective on January 1, 2021 and has a term of three years, subject to Aptiv’s right to terminate at any time with three months’ notice. After expiration of the three-year term, either party can terminate with three months’ notice. Borrowings denominated in Euros under the facility bear interest at the three-month Euro Interbank Offered Rate (“EURIBOR”) plus 0.50%. As of December 31, 2022, USD borrowings bore interest at two-month LIBOR plus 0.50%, with borrowings under either denomination carrying a minimum interest rate of 0.20%. Effective in the second quarter of 2023, this facility was amended to replace the interest rate on USD borrowings with two-month SOFR plus 0.50%, effective as of the date of the amendment. As of June 30, 2023 and December 31, 2022, Aptiv had no amounts outstanding under the European accounts receivable factoring facility.
Finance leases and other—As of June 30, 2023 and December 31, 2022, approximately $33 million and $38 million, respectively, of other debt primarily issued by certain non-U.S. subsidiaries and finance lease obligations were outstanding. Included within the total as of June 30, 2023, were obligations outstanding of approximately $1 million under supplier finance programs, which were recorded as short-term debt in the consolidated balance sheet. These obligations generally mature 90 days after issuance and require that Aptiv maintain a contractually defined minimum cash balance with the issuing bank.
Interest—Cash paid for interest related to debt outstanding totaled $135 million and $75 million for the six months ended June 30, 2023 and 2022, respectively.
Letter of credit facilities—In addition to the letters of credit issued under the Credit Agreement, Aptiv had approximately $3 million and $3 million outstanding through other letter of credit facilities as of June 30, 2023 and December 31, 2022, respectively, primarily to support arrangements and other obligations at certain of its subsidiaries.

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

The amounts shown below reflect the defined benefit pension expense for the three and six months ended June 30, 2023 and 2022:

	Non-U.S. Plans		U.S. Plans

	Three Months Ended June 30,
	2023	2022	2023	2022

	(in millions)
Service cost	$5	$5	$—	$—
Interest cost	10	6	—	—
Expected return on plan assets	(4)	(5)	—	—
Amortization of actuarial losses	—	1	—	1
Net periodic benefit cost	$11	$7	$—	$1

	Non-U.S. Plans		U.S. Plans

	Six Months Ended June 30,
	2023	2022	2023	2022

	(in millions)
Service cost	$9	$9	$—	$—
Interest cost	20	13	—	—
Expected return on plan assets	(8)	(10)	—	—
Amortization of actuarial losses	1	3	—	1
Net periodic benefit cost	$22	$15	$—	$1
Other postretirement benefit obligations were approximately $1 million at June 30, 2023 and December 31, 2022.

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
Matters Related to Global Supply Chain Disruptions
Due to various factors that are beyond our control, there are currently global supply chain disruptions, including a worldwide semiconductor supply shortage. The semiconductor supply shortage continues to impact production in automotive and other industries. We anticipate these supply chain disruptions will continue throughout 2023. We, along with most automotive component manufacturers that use semiconductors, have suffered interruptions in our production and have been unable to fully meet the vehicle production demands of original equipment manufacturers (“OEMs”) at times over the last several years because of events which are outside our control, including but not limited to, the COVID-19 pandemic, the global semiconductor shortage, fires in our suppliers’ facilities, unprecedented weather events, and other extraordinary events. Although we continue to work closely with suppliers and customers to minimize supply disruptions, some of our customers have indicated that they expect us to bear at least some responsibility for their lost production and other costs. While no assurances can be made as to the ultimate outcome of these customer expectations or any other future claims, we do not currently believe a loss is probable, and accordingly, no reserve has been made as of June 30, 2023. We will continue to actively monitor all direct and indirect potential impacts of these supply chain disruptions, and will seek to aggressively mitigate and minimize their impact on our business.

Environmental Matters
Aptiv is subject to the requirements of U.S. federal, state, local and non-U.S. environmental, health and safety laws and regulations. As of June 30, 2023 and December 31, 2022, the undiscounted reserve for environmental investigation and remediation recorded in other liabilities was approximately $4 million and $2 million, respectively. Aptiv cannot ensure that environmental requirements will not change or become more stringent over time or that its eventual environmental remediation costs and liabilities will not exceed the amount of its current reserves. In the event that such liabilities were to significantly exceed the amounts recorded, Aptiv’s results of operations could be materially affected. At June 30, 2023, the difference between the recorded liabilities and the reasonably possible range of potential loss was not material.

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
The Company’s income tax expense and effective tax rates for the three and six months ended June 30, 2023 and 2022 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(dollars in millions)
Income tax expense	$30	$16	$64	$37
Effective tax rate	9%	100%	10%	19%
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
The Company’s effective tax rate for the three and six months ended June 30, 2023 includes net discrete tax benefits of approximately $22 million and $25 million, respectively, primarily related to changes in tax law and changes in reserves. The Company’s effective tax rate for the three and six months ended June 30, 2022 includes net discrete tax expenses of approximately $0 million and net discrete tax benefits of approximately $4 million, respectively, primarily related to net changes in accruals for unremitted earnings, provision to return adjustments and changes in reserves.
Aptiv PLC is an Irish resident taxpayer and not a domestic corporation for U.S. federal income tax purposes. As such, it is not subject to U.S. tax on remitted foreign earnings and, as a result of its capital structure, is also generally not subject to Irish tax on the repatriation of foreign earnings.

Cash paid or withheld for income taxes was $148 million and $121 million for the six months ended June 30, 2023 and 2022, respectively.
On August 16, 2022, the Inflation Reduction Act (“IRA”) was signed into law in the United States. Among other provisions, the IRA includes a 15% corporate minimum tax rate applied to certain large corporations and a 1% excise tax on corporate stock repurchases made after December 31, 2022. To date, the IRA has not had a significant impact on Aptiv’s consolidated financial statements.
On December 15, 2022, the European Union (the “E.U.”) Member States formally adopted the E.U.’s Pillar Two Directive, which generally provides for a minimum effective tax rate of 15%, as established by the Organisation for Economic Co-operation and Development (the “OECD”) Pillar Two Framework. The OECD continues to release additional guidance on these rules. While the framework was issued without opposition from representatives from over 130 countries participating in the OECD’s consultative process, not all countries are actively changing their tax laws to adopt certain parts of the OECD’s proposals. Some countries have indicated they do not support the OECD efforts. This is creating significant uncertainty with regard to future tax policy. The Company is closely monitoring developments and analyzing the potential impacts these new rules may have on our effective tax rate.

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
Conversion of the MCPS
On June 15, 2023 (the “Mandatory Conversion Date”), each outstanding share of the Company’s MCPS converted into 1.0754 ordinary shares of the Company. In aggregate, the MCPS converted into approximately 12.37 million ordinary shares of the Company, pursuant to the Statement of Rights governing the MCPS. The number of the Company’s ordinary shares issued upon conversion was determined based on the volume-weighted average price per share of the Company’s ordinary shares over the 20 consecutive trading day period beginning on, and including, the 21st scheduled trading day immediately before the Mandatory Conversion Date.
Prior to their conversion, holders of the MCPS were entitled to receive, when and if declared by the Company’s Board of Directors, cumulative dividends at the annual rate of 5.50% of the liquidation preference of $100 per share (equivalent to $5.50 annually per share), payable in cash or, subject to certain limitations, by delivery of the Company’s ordinary shares or any combination of cash and the Company’s ordinary shares, at the Company’s election. Dividends on the MCPS were payable quarterly on March 15, June 15, September 15 and December 15 of each year (commencing on September 15, 2020 to, and including June 15, 2023), to the holders of record of the MCPS as they appear on the Company’s share register at the close of business on the immediately preceding March 1, June 1, September 1 and December 1, respectively.
Net Income (Loss) Per Share
Basic net income (loss) per share is computed by dividing net income (loss) attributable to ordinary shareholders by the weighted average number of ordinary shares outstanding during the period. Diluted net income (loss) per share reflects the weighted average dilutive impact of all potentially dilutive securities from the date of issuance and is computed using the treasury stock and if-converted methods. The if-converted method is used to determine if the impact of the conversion of the MCPS into ordinary shares is more dilutive than the MCPS dividends to net income per share. If so, the MCPS are assumed to have been converted at the later of the beginning of the period or the time of issuance, and the resulting ordinary shares are included in the denominator and the MCPS dividends are added back to the numerator. Unless otherwise noted, share and per share amounts included in these notes are on a diluted basis. For the three and six months ended June 30, 2023, the impact of the MCPS calculated under the if-converted method was anti-dilutive, and as such 11.01 million and 11.68 million weighted average ordinary shares underlying the MCPS, respectively, were excluded from the diluted net income (loss) per share calculation. For the three and six months ended June 30, 2022, the impact of the MCPS calculated under the if-converted method was anti-dilutive, and as such 12.37 million and 12.37 million ordinary shares underlying the MCPS, respectively, were excluded from the diluted net income (loss) per share calculation. As described above, on June 15, 2023, all outstanding shares of the MCPS converted into 12.37 million of the Company’s ordinary shares. For the three months ended June 30, 2022, the impact of the Company’s shared-based compensation plans was anti-dilutive and an insignificant number of underlying ordinary shares were excluded from the diluted net income (loss) per share calculation. For all other periods presented, the calculation of net income per share also contemplates the dilutive impacts, if any, of the Company’s share-based compensation plans. Refer to Note 18. Share-Based Compensation for additional information.
Weighted Average Shares
The following table illustrates net income (loss) per share attributable to ordinary shareholders and the weighted average shares outstanding used in calculating basic and diluted income (loss) per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(in millions, except per share data)
Numerator:
Net income (loss) attributable to ordinary shareholders	$229	$(61)	$375	$12
Denominator:
Weighted average ordinary shares outstanding, basic	272.69	270.93	271.86	270.86
Dilutive shares related to restricted stock units	0.08	—	0.11	0.25
Weighted average ordinary shares outstanding, including dilutive shares	272.77	270.93	271.97	271.11

Net income (loss) per share attributable to ordinary shareholders:
Basic	$0.84	$(0.23)	$1.38	$0.04
Diluted	$0.84	$(0.23)	$1.38	$0.04
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
A summary of the ordinary shares repurchased during the three and six months ended June 30, 2023 is as follows:

	Three Months Ended June 30,	Six Months Ended June 30,
	2023	2023
Total number of shares repurchased	269,003	872,774
Average price paid per share	$104.36	$112.03
Total (in millions)	$28	$98
There were no shares repurchased during the three and six months ended June 30, 2022. As of June 30, 2023, approximately $1,915 million of share repurchases remained available under the January 2019 share repurchase program. All previously repurchased shares were retired, and are reflected as a reduction of ordinary share capital for the par value of the shares, with the excess applied as reductions to additional paid-in-capital and retained earnings.

Preferred Dividends
The Company has declared and paid cash dividends per preferred share during the periods presented as follows:

	Dividend	Amount
	Per Share	(in millions)
2023:
Second quarter	$1.375	$16
First quarter	1.375	16
Total	$2.750	$32
2022:
Fourth quarter	$1.375	$16
Third quarter	1.375	15
Second quarter	1.375	16
First quarter	1.375	16
Total	$5.500	$63

13. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The changes in accumulated other comprehensive income (loss) attributable to Aptiv (net of tax) for the three and six months ended June 30, 2023 and 2022 are shown below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(in millions)
Foreign currency translation adjustments:
Balance at beginning of period	$(775)	$(620)	$(790)	$(588)
Aggregate adjustment for the period (1)	(36)	(183)	(21)	(215)
Balance at end of period	(811)	(803)	(811)	(803)

Gains (losses) on derivatives:
Balance at beginning of period	101	20	7	(17)
Other comprehensive income before reclassifications (net tax effect of $9, $0, $2 and $0)	84	(87)	187	(39)
Reclassification to income (net tax effect of $(3), $0, $(3), $0)	(30)	(12)	(39)	(23)
Balance at end of period	155	(79)	155	(79)

Pension and postretirement plans:
Balance at beginning of period	(8)	(65)	(8)	(67)
Other comprehensive income before reclassifications (net tax effect of $1, $(2), $1, and $(3))	(1)	4	(2)	6
Reclassification to income (net tax effect of $0, $(1), $0 and $(3))	—	1	1	1
Balance at end of period	(9)	(60)	(9)	(60)

Accumulated other comprehensive loss, end of period	$(665)	$(942)	$(665)	$(942)
(1)Includes losses of $8 million and $25 million for the three and six months ended June 30, 2023, respectively, and gains of $68 million and $97 million for the three and six months ended June 30, 2022, respectively, related to non-derivative net investment hedges. Refer to Note 14. Derivatives and Hedging Activities for further description of these hedges.

Reclassifications from accumulated other comprehensive income (loss) to income for the three and six months ended June 30, 2023 and 2022 were as follows:

Reclassification Out of Accumulated Other Comprehensive Income (Loss)
Details About Accumulated Other Comprehensive Income Components	Three Months Ended June 30,		Six Months Ended June 30,		Affected Line Item in the Statements of Operations
	2023	2022	2023	2022

	(in millions)
Gains (losses) on derivatives:
Commodity derivatives	$(9)	$9	$(12)	$20	Cost of sales
Foreign currency derivatives	36	3	48	3	Cost of sales
	27	12	36	23	Income before income taxes
	3	—	3	—	Income tax expense
	30	12	39	23	Net income (loss)
	—	—	—	—	Net income (loss) attributable to noncontrolling interest
	$30	$12	$39	$23	Net income (loss) attributable to Aptiv

Pension and postretirement plans:
Actuarial losses	$—	$(2)	$(1)	$(4)	Other income (expense), net (1)
	—	(2)	(1)	(4)	Income before income taxes
	—	1	—	3	Income tax expense
	—	(1)	(1)	(1)	Net income (loss)
	—	—	—	—	Net income (loss) attributable to noncontrolling interest
	$—	$(1)	$(1)	$(1)	Net income (loss) attributable to Aptiv

Total reclassifications for the period	$30	$11	$38	$22
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

As of June 30, 2023, the Company had the following outstanding notional amounts related to commodity and foreign currency forward and option contracts designated as cash flow hedges that were entered into to hedge forecasted exposures:

Commodity	Quantity Hedged	Unit of Measure	Notional Amount (Approximate USD Equivalent)

	(in thousands)		(in millions)
Copper	110,370	pounds	$420

Foreign Currency	Quantity Hedged	Unit of Measure	Notional Amount (Approximate USD Equivalent)

	(in millions)
Mexican Peso	18,480	MXN	$1,080
Chinese Yuan Renminbi	3,617	RMB	$500
Euro	75	EUR	$80
Polish Zloty	786	PLN	$190
Hungarian Forint	25,954	HUF	$75
As of June 30, 2023, Aptiv has entered into derivative instruments to hedge cash flows extending out to June 2025.
Gains and losses on derivatives qualifying as cash flow hedges are recorded in accumulated OCI, to the extent that hedges are effective, until the underlying transactions are recognized in earnings. Unrealized amounts in accumulated OCI will fluctuate based on changes in the fair value of hedge derivative contracts at each reporting period. Net gains on cash flow hedges included in accumulated OCI as of June 30, 2023 were $171 million (approximately $181 million, net of tax). Of this total, approximately $133 million of gains are expected to be included in cost of sales within the next 12 months and approximately $38 million of gains are expected to be included in cost of sales in subsequent periods. Cash flow hedges are discontinued when Aptiv determines it is no longer probable that the originally forecasted transactions will occur. Cash flows from derivatives used to manage commodity and foreign exchange risks designated as cash flow hedges are classified as operating activities within the consolidated statements of cash flows.
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
The Company has entered into a series of forward contracts, each of which have been designated as net investment hedges of the foreign currency exposure of the Company’s investments in certain Chinese Yuan Renminbi (“RMB”)-denominated subsidiaries. During the six months ended June 30, 2023 and 2022, the Company paid $1 million and received $4 million, respectively, at settlement related to this series of forward contracts which matured during the period. In March 2023, the Company entered into forward contracts with a total notional amount of 700 million RMB (approximately $100 million, using March 31, 2023 foreign currency rates), which mature in September 2023. Refer to the tables below for details of the fair value recorded in the consolidated balance sheets and the effects recorded in the consolidated statements of operations and consolidated statements of comprehensive income related to these derivative instruments.
The Company has designated the €700 million 2015 Euro-denominated Senior Notes and the €500 million 2016 Euro-denominated Senior Notes, as more fully described in Note 8. Debt, as net investment hedges of the foreign currency exposure of its investments in certain Euro-denominated subsidiaries. Due to changes in the value of the Euro-denominated debt instruments designated as net investment hedges, during the three and six months ended June 30, 2023, $8 million and $25 million of losses, respectively, were recognized within the cumulative translation adjustment component of OCI. During the three and six months ended June 30, 2022, $68 million and $97 million of gains, respectively, were recognized within the cumulative translation adjustment component of OCI. Included in accumulated OCI related to these net investment hedges were cumulative gains of $12 million and $37 million as of June 30, 2023 and December 31, 2022, respectively.

Derivatives Not Designated as Hedges
In certain occasions the Company enters into certain foreign currency and commodity contracts that are not designated as hedges. When hedge accounting is not applied to derivative contracts, gains and losses are recorded to other income (expense), net and cost of sales in the consolidated statements of operations.
Fair Value of Derivative Instruments in the Balance Sheet
The fair value of derivative financial instruments recorded in the consolidated balance sheets as of June 30, 2023 and December 31, 2022 are as follows:

	Asset Derivatives		Liability Derivatives		Net Amounts of Assets and (Liabilities) Presented in the Balance Sheet
	Balance Sheet Location	June 30, 2023	Balance Sheet Location	June 30, 2023	June 30, 2023

	(in millions)
Derivatives designated as cash flow hedges:
Commodity derivatives	Other current assets	$—	Accrued liabilities	$23
Foreign currency derivatives*	Other current assets	146	Other current assets	1	$145
Commodity derivatives	Other long-term assets	—	Other long-term liabilities	7
Foreign currency derivatives*	Other long-term assets	35	Other long-term assets	—	35
Derivatives designated as net investment hedges:
Foreign currency derivatives	Other current assets	6	Accrued liabilities	—
Total derivatives designated as hedges		$187		$31

Derivatives not designated:
Foreign currency derivatives*	Other current assets	$1	Other current assets	$—	1
Foreign currency derivatives*	Accrued liabilities	—	Accrued liabilities	1	(1)
Total derivatives not designated as hedges		$1		$1

	Asset Derivatives		Liability Derivatives		Net Amounts of Assets and (Liabilities) Presented in the Balance Sheet
	Balance Sheet Location	December 31, 2022	Balance Sheet Location	December 31, 2022	December 31, 2022

	(in millions)
Derivatives designated as cash flow hedges:
Commodity derivatives	Other current assets	$—	Accrued liabilities	$28
Foreign currency derivatives*	Other current assets	54	Other current assets	11	$43
Commodity derivatives	Other long-term assets	—	Other long-term liabilities	7
Foreign currency derivatives*	Other long-term assets	17	Other long-term assets	3	14
Foreign currency derivatives*	Other long-term liabilities	1	Other long-term liabilities	1	—
Derivatives designated as net investment hedges:
Foreign currency derivatives	Other current assets	—	Accrued liabilities	1
Total derivatives designated as hedges		$72		$51

Derivatives not designated:
Foreign currency derivatives*	Other current assets	$1	Other current assets	$—	1
Total derivatives not designated as hedges		$1		$—
*    Derivative instruments within this category are subject to master netting arrangements and are presented on a net basis in the consolidated balance sheets in accordance with accounting guidance related to the offsetting of amounts related to certain contracts.
The fair value of Aptiv’s derivative financial instruments was in a net asset position as of June 30, 2023 and December 31, 2022.
Effect of Derivatives on the Statements of Operations and Statements of Comprehensive Income
The pre-tax effect of derivative financial instruments in the consolidated statements of operations and consolidated statements of comprehensive income for the three and six months ended June 30, 2023 and 2022 is as follows:

Three Months Ended June 30, 2023	(Loss) Gain Recognized in OCI	(Loss) Gain Reclassified from OCI into Income

	(in millions)
Derivatives designated as cash flow hedges:
Commodity derivatives	$(34)	$(9)
Foreign currency derivatives	103	36
Derivatives designated as net investment hedges:
Foreign currency derivatives	6	—
Total	$75	$27

Gain Recognized in Income

(in millions)
Derivatives not designated:
Foreign currency derivatives	$1
Total	$1

Three Months Ended June 30, 2022	(Loss) Gain Recognized in OCI	Gain Reclassified from OCI into Income

	(in millions)
Derivatives designated as cash flow hedges:
Commodity derivatives	$(99)	$9
Foreign currency derivatives	6	3
Derivatives designated as net investment hedges:
Foreign currency derivatives	6	—
Total	$(87)	$12

Loss Recognized in Income

(in millions)
Derivatives not designated:
Foreign currency derivatives	$(4)
Total	$(4)

Six Months Ended June 30, 2023	(Loss) Gain Recognized in OCI	(Loss) Gain Reclassified from OCI into Income

	(in millions)
Derivatives designated as cash flow hedges:
Commodity derivatives	$(7)	$(12)
Foreign currency derivatives	186	48
Derivatives designated as net investment hedges:
Foreign currency derivatives	6	—
Total	$185	$36

Loss Recognized in Income

(in millions)
Derivatives not designated:
Foreign currency derivatives	$(2)
Total	$(2)

Six Months Ended June 30, 2022	(Loss) Gain Recognized in OCI	Gain Reclassified from OCI into Income

	(in millions)
Derivatives designated as cash flow hedges:
Commodity derivatives	$(68)	$20
Foreign currency derivatives	25	3
Derivatives designated as net investment hedges:
Foreign currency derivatives	4	—
Total	$(39)	$23

Loss Recognized in Income

(in millions)
Derivatives not designated:
Foreign currency derivatives	$(7)
Total	$(7)
The gain or loss recognized in income for designated and non-designated derivative instruments was recorded to cost of sales and other income (expense), net in the consolidated statements of operations for the three and six months ended June 30, 2023 and 2022, respectively.

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
As of June 30, 2023 and December 31, 2022, Aptiv was in a net derivative asset position of $156 million and $22 million, respectively, and no significant adjustments were recorded for nonperformance risk based on the application of peer companies’ CDS rates, evaluation of our own nonperformance risk and because Aptiv’s exposures were to counterparties with investment grade credit ratings. Refer to Note 14. Derivatives and Hedging Activities for further information regarding derivatives.
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
There was no liability for contingent consideration as of June 30, 2023. As of December 31, 2022, the liability for contingent consideration was $10 million (which was classified within other current liabilities). Adjustments to this liability for interest accretion are recognized in interest expense, and any other changes in the fair value of this liability are recognized within other income (expense), net in the consolidated statements of operations.
The changes in the contingent consideration liability classified as a Level 3 measurement for the six months ended June 30, 2023 were as follows:

Contingent Consideration Liability
(in millions)
Fair value at beginning of period	$10
Payments	(10)
Fair value at end of period	$—
During the six months ended June 30, 2023, the Company paid $10 million of contingent consideration based on the actual level of earnings of the acquired business during the contractual earn-out period. This payment was recorded as a cash outflow from financing activities in the consolidated statement of cash flows in accordance with ASC Topic 230-10-45, as the full amount of the payment represented the acquisition date fair value of the contingent consideration liability.
Publicly traded equity securities—All publicly traded equity securities are reported at fair value as of each reporting date. The measurement of the asset is based on quoted prices for identical assets on active market exchanges. Gains and losses from changes in the fair value of these securities are recorded within other income (expense), net on the consolidated statement of operations.
As of June 30, 2023 and December 31, 2022, Aptiv had the following assets measured at fair value on a recurring basis:

	Total	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3

	(in millions)
As of June 30, 2023:
Foreign currency derivatives	$187	$—	$187	$—
Publicly traded equity securities	12	12	—	—
Total	$199	$12	$187	$—
As of December 31, 2022:
Foreign currency derivatives	$58	$—	$58	$—
Publicly traded equity securities	17	17	—	—
Total	$75	$17	$58	$—

As of June 30, 2023 and December 31, 2022, Aptiv had the following liabilities measured at fair value on a recurring basis:

	Total	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3

	(in millions)
As of June 30, 2023:
Commodity derivatives	$30	$—	$30	$—
Foreign currency derivatives	1	—	1	—
Total	$31	$—	$31	$—
As of December 31, 2022:
Commodity derivatives	$35	$—	$35	$—
Foreign currency derivatives	1	—	1	—
Contingent consideration	10	—	—	10
Total	$46	$—	$36	$10
Non-derivative financial instruments—Aptiv’s non-derivative financial instruments include cash and cash equivalents, accounts and notes receivable, accounts payable, as well as debt, which consists of its accounts receivable factoring arrangement, finance leases and other debt issued by Aptiv’s non-U.S. subsidiaries, the Revolving Credit Facility, the Tranche A Term Loan and all series of outstanding senior notes. The fair value of debt is based on quoted market prices for instruments with public market data or significant other observable inputs for instruments without a quoted public market price (Level 2). As of June 30, 2023 and December 31, 2022, total debt was recorded at $6,513 million and $6,491 million, respectively, and had estimated fair values of $5,370 million and $5,241 million, respectively. For all other financial instruments recorded at June 30, 2023 and December 31, 2022, fair value approximates book value.
Fair Value Measurements on a Nonrecurring Basis
In addition to items that are measured at fair value on a recurring basis, Aptiv also has items in its balance sheet that are measured at fair value on a nonrecurring basis. As these items are not measured at fair value on a recurring basis, they are not included in the tables above. Financial and nonfinancial assets and liabilities that are measured at fair value on a nonrecurring basis include certain inventories, long-lived assets, assets and liabilities held for sale, intangible assets, equity investments without readily determinable fair values and liabilities for exit or disposal activities measured at fair value upon initial recognition. Aptiv recorded non-cash impairment charges of $18 million for the six months ended June 30, 2023, within other expense, net related to its equity investments without readily determinable fair values. Aptiv recorded non-cash long-lived asset impairment charges of $3 million and other charges of $3 million for the three months ended June 30, 2022 related to the conflict between Ukraine and Russia, which were recorded within cost of sales. In addition, Aptiv determined that our former majority owned subsidiary in Russia initially met the held for sale criteria as of June 30, 2022. Consequently, during the three months ended June 30, 2022, the Company recorded a charge of $51 million to reduce the carrying value of the subsidiary to fair value, which was recorded primarily within cost of sales. Fair value of long-lived and other assets is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved and a review of appraisals or other market indicators and management estimates. As such, Aptiv has determined that the fair value measurements of long-lived and other assets fall in Level 3 of the fair value hierarchy.

16. OTHER INCOME, NET
Other income (expense), net included:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(in millions)
Interest income	$24	$7	$46	$9
Components of net periodic benefit cost other than service cost (Note 9)	(6)	(3)	(13)	(7)
Costs associated with acquisitions and other transactions	(4)	(2)	(4)	(2)
Impairment of equity investments without readily determinable fair value (Note 21)	—	—	(18)	—
Loss on change in fair value of publicly traded equity securities	(3)	(17)	(6)	(49)
Other, net	—	(10)	5	(15)
Other income (expense), net	$11	$(25)	$10	$(64)
During the three months ended June 30, 2023 and 2022, net unrealized losses of $3 million and $16 million, respectively, were recognized for publicly traded equity securities still held as of June 30, 2023. During the six months ended June 30, 2023 and 2022, net unrealized losses of $6 million and $45 million, respectively, were recognized for publicly traded equity securities still held as of June 30, 2023.
As further described in Note 21. Investments in Affiliates, during the six months ended June 30, 2023, Aptiv recorded an impairment loss of $18 million in its equity investments without readily determinable fair values.

17. ACQUISITIONS AND DIVESTITURES
Acquisition of Höhle Ltd.
On April 3, 2023, Aptiv acquired 100% of the equity interests of Höhle Ltd. (“Höhle”), a manufacturer of microducts, for total consideration of $42 million. The results of operations of Höhle are reported within the Signal and Power Solutions segment from the date of acquisition. The Company acquired Höhle utilizing cash on hand.
The acquisition was accounted for as a business combination, with the total purchase price allocated on a preliminary basis using information available, in the second quarter of 2023. The preliminary purchase price and related allocation to the acquired net assets of Höhle based on their estimated fair values is shown below (in millions):
Assets acquired and liabilities assumed

Purchase price, cash consideration, net of cash acquired	$42

Intangible assets	$11
Other assets, net	3
Identifiable net assets acquired	14
Goodwill resulting from purchase	28
Total purchase price allocation	$42
Intangible assets include amounts recognized for the fair value of customer-based assets, which will be amortized over their estimated useful lives, which range from two to seven years. The estimated fair value of these assets was based on third-party valuations and management’s estimates, generally utilizing income and market approaches. Goodwill recognized in this transaction is primarily attributable to synergies expected to arise after the acquisition and is not deductible for tax purposes.
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
The acquisition was accounted for as a business combination, with the total purchase price allocated on a preliminary basis using information available in the fourth quarter of 2022. As previously disclosed, a portion of the cash consideration was unpaid as of December 31, 2022 and during the first quarter of 2023, $36 million was paid and recognized as a cash outflow from investing activities for the six months ended June 30, 2023. Adjustments recorded from the amounts disclosed also included a reduction to accrued liabilities of $17 million and minor adjustments to various other assets and liabilities assumed, resulting in a net reduction to goodwill of $12 million. The preliminary purchase price and related allocation to the acquired net assets of Wind River based on their estimated fair values is shown below (in millions):
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
Acquisition of Controlling Interest in Intercable Automotive Solutions
On November 30, 2022, Aptiv acquired 85% of the equity interests of Intercable Automotive Solutions S.r.l. (“Intercable Automotive”), a manufacturer of high-voltage busbars and interconnect solutions, for total consideration of $609 million.

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
The acquisition was accounted for as a business combination, with the total purchase price allocated on a preliminary basis using information available, in the fourth quarter of 2022. The purchase price was increased by a net working capital adjustment of approximately $3 million, which was paid to the seller and recorded in the second quarter of 2023, and was primarily allocated to goodwill. Adjustments recorded from the amounts disclosed as of December 31, 2022 also included a reduction to deferred tax liabilities of $6 million and minor adjustments to various other assets and liabilities assumed, which, together with the net working capital adjustment described above, resulted in a net reduction to goodwill of $7 million. The preliminary purchase price and related allocation to the acquired net assets of Intercable Automotive based on their estimated fair values is shown below (in millions):
Assets acquired and liabilities assumed

Purchase price, cash consideration, net of cash acquired	$609

Inventory	$78
Property, plant and equipment	77
Intangible assets	286
Deferred tax liabilities	(76)
Other liabilities, net	(11)
Identifiable net assets acquired	354
Goodwill resulting from purchase	350
Total	704
Less: redeemable noncontrolling interest	(95)
Total purchase price allocation	$609
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
Sale of Interest in Majority Owned Russian Subsidiary
Given the sanctions put in place by the E.U., U.S. and other governments, which restrict our ability to conduct business in Russia, we initiated a plan in the second quarter of 2022 to exit our 51% owned subsidiary in Russia. As a result, the Company determined that this subsidiary, which was reported within the Signal and Power Solutions segment, initially met the held for sale criteria as of June 30, 2022. Consequently, during the three months ended June 30, 2022, the Company recorded a pre-tax charge of $51 million to impair the carrying value of the Russian subsidiary’s net assets to fair value. The remaining assets and liabilities were de minimis, net of the appropriate valuation allowances, and were presented as other current assets and other current liabilities, respectively, in the consolidated balance sheet as of December 31, 2022.
On May 30, 2023, the Company completed the sale of its entire interest in the Russian subsidiary to JSC Samara Cables Company, the sole minority shareholder in the Russian subsidiary, for a nominal amount in exchange for all of the Company’s shares in the subsidiary. As a result of this transaction, the net assets held for sale of the Russian subsidiary were deconsolidated from the Company’s consolidated financial statements and the Company did not record any incremental gain or loss resulting from this disposition. Furthermore, losses relating to the Russian subsidiary during the held for sale period were de minimis. The former Russian subsidiary is not considered to be a related party of the Company after deconsolidation.

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
Board of Director Awards
Aptiv has granted RSUs to the Board of Directors as detailed in the table below:

Grant Date	RSUs granted	Grant Date Fair Value (1)	Vesting Date	Shares Issued Upon Vesting	Fair Value of Shares at Issuance	Shares Withheld to Cover Withholding Taxes
(dollars in millions)
April 2023	20,584	$2	April 2024	N/A	N/A	N/A
April 2022	23,387	$2	April 2023	20,457	$2	2,930
April 2021	17,589	$3	April 2022	15,633	$2	1,956
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
The details of the shares issued upon vesting of the executive grants are as follows:

	Time-Based Awards			Performance-Based Awards
Vesting Date	Ordinary Shares Issued Upon Vesting	Fair Value of Shares at Issuance	Ordinary Shares Withheld to Cover Withholding Taxes	Ordinary Shares Issued Upon Vesting	Fair Value of Shares at Issuance	Ordinary Shares Withheld to Cover Withholding Taxes
	(dollars in millions)
Q1 2023	286,337	$33	116,753	315,664	$37	138,036
Q1 2022	354,600	$46	140,409	325,283	$42	136,143

A summary of RSU activity, including award grants, vesting and forfeitures is provided below:

	RSUs	Weighted Average Grant Date Fair Value
	(in thousands)
Nonvested, January 1, 2023	1,247	$136.61
Granted	1,432	$118.75
Vested	(334)	$119.47
Forfeited	(49)	$117.81
Nonvested, June 30, 2023	2,296	$128.37
Aptiv recognized share-based compensation expense of $30 million ($30 million, net of tax) and $41 million ($41 million, net of tax) based on the Company’s best estimate of ultimate performance against the respective targets during the three months ended June 30, 2023 and 2022, respectively. Aptiv recognized share-based compensation expense of $48 million ($48 million, net of tax) and $46 million ($46 million, net of tax) based on the Company’s best estimate of ultimate performance against the respective targets during the six months ended June 30, 2023 and 2022, respectively. Aptiv will continue to recognize compensation expense, based on the grant date fair value of the awards applied to the Company’s best estimate of ultimate performance against the respective targets, over the requisite vesting periods of the awards. Based on the grant date fair value of the awards and the Company’s best estimate of ultimate performance against the respective targets as of June 30, 2023, unrecognized compensation expense on a pre-tax basis of approximately $223 million is anticipated to be recognized over a weighted average period of approximately two years. For the six months ended June 30, 2023 and 2022, approximately $31 million and $36 million, respectively, of cash was paid and reflected as a financing activity in the statements of cash flows related to the tax withholding for vested RSUs.
Subsidiary Awards
During the first quarter of 2023, certain employees of Wind River were granted stock options in Westerly, LLC (a subsidiary of the Company and parent company of Wind River) (the “Subsidiary Awards”). These Subsidiary Awards will vest ratably over a three year period subject to continuing employment. Refer to Note 17. Acquisitions and Divestitures for further information on the Wind River acquisition.
In the first quarter of 2023, approximately 7 million Subsidiary Awards were granted at a grant date fair value of $3.69 per Subsidiary Award, which were outstanding and unvested as of June 30, 2023.
The following summarizes the weighted average inputs used in the Black-Scholes model to value the Subsidiary Awards granted during the six months ended June 30, 2023:

Expected volatility	43.47%
Expected term	3.5 years
Expected dividends	$—
Risk-free interest rate	4.38%
Aptiv recognized share-based compensation expense related to these Subsidiary Awards of $2 million and $3 million during the three and six months ended June 30, 2023, respectively. Aptiv will continue to recognize compensation expense based on the grant date fair value of the Subsidiary Awards over the requisite service period. As of June 30, 2023, unrecognized compensation expense on a pre-tax basis related to unvested Subsidiary Awards of approximately $24 million is anticipated to be recognized over a period of approximately three years.

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
Included below are sales and operating data for Aptiv’s segments for the three and six months ended June 30, 2023 and 2022.

	Signal and Power Solutions	Advanced Safety and User Experience	Eliminations and Other (1)	Total

	(in millions)
For the Three Months Ended June 30, 2023:
Net sales	$3,679	$1,532	$(11)	$5,200
Depreciation and amortization	$155	$69	$—	$224
Adjusted operating income	$392	$138	$—	$530
Operating income	$340	$70	$—	$410
Equity income (loss), net of tax	$4	$(77)	$—	$(73)
Net income attributable to noncontrolling interest	$4	$—	$—	$4
Net loss attributable to redeemable noncontrolling interest	$—	$—	$—	$—

	Signal and Power Solutions	Advanced Safety and User Experience	Eliminations and Other (1)	Total

	(in millions)
For the Three Months Ended June 30, 2022:
Net sales	$3,039	$1,026	$(8)	$4,057
Depreciation and amortization	$148	$45	$—	$193
Adjusted operating income (loss)	$243	$(30)	$—	$213
Operating income (loss)	$136	$(39)	$—	$97
Equity income (loss), net of tax	$4	$(76)	$—	$(72)
Net loss attributable to noncontrolling interest	$(27)	$—	$—	$(27)

	Signal and Power Solutions	Advanced Safety and User Experience	Eliminations and Other (1)	Total

	(in millions)
For the Six Months Ended June 30, 2023:
Net sales	$7,143	$2,898	$(23)	$10,018
Depreciation and amortization	$304	$136	$—	$440
Adjusted operating income	$766	$201	$—	$967
Operating income	$659	$99	$—	$758
Equity income (loss), net of tax	$7	$(162)	$—	$(155)
Net income attributable to noncontrolling interest	$7	$—	$—	$7
Net loss attributable to redeemable noncontrolling interest	$(1)	$—	$—	$(1)

	Signal and Power Solutions	Advanced Safety and User Experience	Eliminations and Other (1)	Total

	(in millions)
For the Six Months Ended June 30, 2022:
Net sales	$6,145	$2,108	$(18)	$8,235
Depreciation and amortization	$294	$90	$—	$384
Adjusted operating income (loss)	$551	$(14)	$—	$537
Operating income (loss)	$393	$(40)	$—	$353
Equity income (loss), net of tax	$8	$(143)	$—	$(135)
Net loss attributable to noncontrolling interest	$(26)	$—	$—	$(26)
(1)Eliminations and Other includes the elimination of inter-segment transactions.
The reconciliation of Adjusted Operating Income to operating income includes, as applicable, amortization, restructuring, other acquisition and portfolio project costs (which includes costs incurred to integrate acquired businesses and to plan and execute product portfolio transformation actions, including business and product acquisitions and divestitures), asset impairments and other related charges, compensation expense related to acquisitions and gains (losses) on business divestitures and other transactions. The reconciliations of Adjusted Operating Income to net income (loss) attributable to Aptiv for the three and six months ended June 30, 2023 and 2022 are as follows:

	Signal and Power Solutions	Advanced Safety and User Experience	Total

	(in millions)
For the Three Months Ended June 30, 2023:
Adjusted operating income	$392	$138	$530
Amortization	(36)	(23)	(59)
Restructuring	(8)	(34)	(42)
Other acquisition and portfolio project costs	(8)	(3)	(11)
Compensation expense related to acquisitions	—	(8)	(8)
Operating income	$340	$70	410
Interest expense			(72)
Other income, net			11
Income before income taxes and equity loss			349
Income tax expense			(30)
Equity loss, net of tax			(73)
Net income			246
Net income attributable to noncontrolling interest			4
Net income attributable to Aptiv			$242

	Signal and Power Solutions	Advanced Safety and User Experience	Total

	(in millions)
For the Three Months Ended June 30, 2022:
Adjusted operating income (loss)	$243	$(30)	$213
Amortization	(37)	(1)	(38)
Restructuring	(13)	(6)	(19)
Other acquisition and portfolio project costs	—	(2)	(2)
Asset impairments	(3)	—	(3)
Other charges related to Ukraine/Russia conflict (1)	(54)	—	(54)
Operating income (loss)	$136	$(39)	97
Interest expense			(56)
Other expense, net			(25)
Income before income taxes and equity loss			16
Income tax expense			(16)
Equity loss, net of tax			(72)
Net loss			(72)
Net loss attributable to noncontrolling interest			(27)
Net loss attributable to Aptiv			$(45)
(1)Primarily consists of charges related to the designation of our former majority owned Russian subsidiary as held for sale in the second quarter of 2022. Refer to Note 17. Acquisitions and Divestitures for further information.

	Signal and Power Solutions	Advanced Safety and User Experience	Total

	(in millions)
For the Six Months Ended June 30, 2023:
Adjusted operating income	$766	$201	$967
Amortization	(72)	(46)	(118)
Restructuring	(15)	(38)	(53)
Other acquisition and portfolio project costs	(20)	(5)	(25)
Compensation expense related to acquisitions	—	(13)	(13)
Operating income	$659	$99	758
Interest expense			(139)
Other income, net			10
Income before income taxes and equity loss			629
Income tax expense			(64)
Equity loss, net of tax			(155)
Net income			410
Net income attributable to noncontrolling interest			7
Net loss attributable to redeemable noncontrolling interest			(1)
Net income attributable to Aptiv			$404

	Signal and Power Solutions	Advanced Safety and User Experience	Total

	(in millions)
For the Six Months Ended June 30, 2022:
Adjusted operating income (loss)	$551	$(14)	$537
Amortization	(72)	(3)	(75)
Restructuring	(22)	(19)	(41)
Other acquisition and portfolio project costs	(7)	(4)	(11)
Asset impairments	(3)	—	(3)
Other charges related to Ukraine/Russia conflict (1)	(54)	—	(54)
Operating income (loss)	$393	$(40)	353
Interest expense			(99)
Other expense, net			(64)
Income before income taxes and equity loss			190
Income tax expense			(37)
Equity loss, net of tax			(135)
Net income			18
Net loss attributable to noncontrolling interest			(26)
Net income attributable to Aptiv			$44
(1)Primarily consists of charges related to the designation of our former majority owned Russian subsidiary as held for sale in the second quarter of 2022. Refer to Note 17. Acquisitions and Divestitures for further information.

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
Although production parts are highly customized with no alternative use, Aptiv does not have an enforceable right to payment as customers have the right to cancel a product program without a notification period. The amount of revenue recognized is based on the purchase order price and adjusted for revenue allocated to variable consideration (i.e., estimated rebates and price discounts), as applicable. Customers typically pay for production parts based on customary business practices with payment terms averaging 60 days.
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
Disaggregation of Revenue
Revenue generated from Aptiv’s operating segments is disaggregated by primary geographic market in the following tables for the three and six months ended June 30, 2023 and 2022. Information concerning geographic market reflects the manufacturing location.

For the Three Months Ended June 30, 2023:	Signal and Power Solutions	Advanced Safety and User Experience	Eliminations and Other	Total

	(in millions)
Geographic Market
North America	$1,402	$534	$(2)	$1,934
Europe, Middle East and Africa	1,037	725	(4)	1,758
Asia Pacific	1,126	273	(5)	1,394
South America	114	—	—	114
Total net sales	$3,679	$1,532	$(11)	$5,200

For the Three Months Ended June 30, 2022:	Signal and Power Solutions	Advanced Safety and User Experience	Eliminations and Other	Total

	(in millions)
Geographic Market
North America	$1,246	$335	$(2)	$1,579
Europe, Middle East and Africa	812	479	(2)	1,289
Asia Pacific	882	212	(4)	1,090
South America	99	—	—	99
Total net sales	$3,039	$1,026	$(8)	$4,057

For the Six Months Ended June 30, 2023:	Signal and Power Solutions	Advanced Safety and User Experience	Eliminations and Other	Total

	(in millions)
Geographic Market
North America	$2,725	$990	$(3)	$3,712
Europe, Middle East and Africa	2,082	1,395	(8)	3,469
Asia Pacific	2,129	513	(12)	2,630
South America	207	—	—	207
Total net sales	$7,143	$2,898	$(23)	$10,018

For the Six Months Ended June 30, 2022:	Signal and Power Solutions	Advanced Safety and User Experience	Eliminations and Other	Total

	(in millions)
Geographic Market
North America	$2,423	$670	$(4)	$3,089
Europe, Middle East and Africa	1,655	972	(5)	2,622
Asia Pacific	1,880	466	(9)	2,337
South America	187	—	—	187
Total net sales	$6,145	$2,108	$(18)	$8,235
Contract Balances
Contract liabilities solely consist of deferred revenue. As of June 30, 2023, the balance of contract liabilities was $78 million (of which $70 million was recorded in other current liabilities and $8 million was recorded in other long-term liabilities). As of December 31, 2022, the balance of contract liabilities was $99 million (of which $90 million was recorded in other current liabilities and $9 million was recorded in other long-term liabilities). The decrease in the contract liabilities balance was primarily driven by $69 million of revenues recognized during the six months ended June 30, 2023 that were included in the contract liability balance as of December 31, 2022, partially offset by cash payments received or due in advance of the performance obligation being satisfied.
Contract assets are primarily comprised of unbilled receivables, which consist of amounts related to the Company’s unconditional right to consideration for completed performance obligations that have not been invoiced. As of June 30, 2023, the balance of contract assets was $114 million (of which $46 million was recorded in other current assets and $68 million was recorded in other long-term assets). As of December 31, 2022, the balance of contract assets was $67 million (of which $24 million was recorded in other current assets and $43 million was recorded in other long-term assets).
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
Customer contracts for sales of software and related services are generally represented by a sales contract or purchase order with contract durations typically ranging from one to three years. Remaining performance obligations include contract liabilities and unbilled amounts that will be recognized as revenue in future periods. Transaction price allocated to the remaining performance obligation is based on the standalone selling price. The value of the transaction price allocated to remaining performance obligations under software and related service contracts as of June 30, 2023 was approximately $203 million. The Company expects to recognize approximately 45% of remaining performance obligations as revenue in the next twelve months, and the remainder thereafter.

Costs to Obtain a Contract
From time to time, Aptiv makes payments to customers in conjunction with ongoing business. These payments to customers are generally recognized as a reduction to revenue at the time of the commitment to make these payments. However, certain other payments to customers, or upfront fees, meet the criteria to be considered a cost to obtain a contract as they are directly attributable to a contract, are incremental and management expects the fees to be recoverable. As of June 30, 2023 and December 31, 2022, Aptiv has recorded $61 million (of which $10 million was classified within other current assets and $51 million was classified within other long-term assets) and $78 million (of which $17 million was classified within other current assets and $61 million was classified within other long-term assets), respectively, related to these capitalized upfront fees.
Capitalized upfront fees are amortized to revenue based on the transfer of goods and services to the customer for which the upfront fees relate, which typically range from three to five years. There have been no impairment losses in relation to the costs capitalized. The amount of amortization to net sales was $9 million and $6 million for the three months ended June 30, 2023 and 2022, respectively, and $17 million and $13 million for the six months ended June 30, 2023 and 2022, respectively.

21. INVESTMENTS IN AFFILIATES
Equity Method Investments
As part of Aptiv’s operations, it has investments in various non-consolidated affiliates accounted for under the equity method of accounting. These affiliates are not publicly traded companies and are located in North America, Europe and Asia Pacific. Aptiv’s ownership percentages vary generally from approximately 20% to 50%, with the most significant investment being in Motional AD LLC (“Motional”) (of which Aptiv owns 50%). Motional was deemed a significant equity investee under Rule 10-01(b) of Regulation S-X for the six months ended June 30, 2023. Accordingly, summarized interim income statement information of Motional is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in millions)		(in millions)
Net sales	$—	$—	$—	$—
Gross margin	$(108)	$(95)	$(228)	$(186)
Net loss	$(149)	$(145)	$(310)	$(280)
Motional Lease Agreement
In connection with the formation of Motional, Aptiv agreed to sublease certain office space to Motional, which has a remaining lease term of approximately six years as of June 30, 2023. Total income under the agreement was $1 million during the three months ended June 30, 2023 and 2022, and $2 million during the six months ended June 30, 2023 and 2022. The sublease income and Aptiv’s associated operating lease cost are recorded to cost of sales in the consolidated statement of operations. The Company believes the terms of the lease agreement have not significantly been affected by the fact the Company and the lessee are related parties.
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
As of June 30, 2023 and December 31, 2022, the carrying value of the Company’s investment in TTTech Auto was $202 million and $205 million, respectively, which is included in the Advanced Safety and User Experience segment. As of June 30, 2023 and December 31, 2022, the difference between the amount at which the Company’s investment is carried and the amount of the Company’s share of the underlying equity in net assets of TTTech Auto was approximately $154 million and $151 million, respectively. The basis difference is primarily attributable to equity method goodwill associated with the investment, which is not amortized.
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
The following is a summary of technology investments, which are classified within other long-term assets in the consolidated balance sheets, as of June 30, 2023 and December 31, 2022:

Investment Name	Segment	June 30, 2023	December 31, 2022
		(in millions)
Equity investments without readily determinable fair values:
StradVision, Inc.	Advanced Safety and User Experience	$40	$40
LeddarTech, Inc.	Advanced Safety and User Experience	1	19
Other investments	Various	7	8
Total equity investments without readily determinable fair values		48	67

Publicly traded equity securities:
Smart Eye AB	Advanced Safety and User Experience	3	2
Otonomo Technologies Ltd.	Advanced Safety and User Experience	4	4
Valens Semiconductor Ltd.	Signal and Power Solutions	5	11
Total publicly traded equity securities		12	17

Total investments		$60	$84
In May 2022, the Company’s Advanced Safety and User Experience segment made an investment totaling 50 billion South Korean Won (approximately $40 million, using foreign currency rates on the investment date) in StradVision, Inc., a provider of deep learning-based camera perception software for automotive applications.
As of June 30, 2023, none of the Company’s equity securities were subject to contractual sales restrictions prohibiting the sale of securities.
The Company evaluated the measurement guidance for equity securities without a readily determinable fair value and performed a qualitative assessment of various impairment indicators and concluded that the LeddarTech, Inc. equity investment was impaired in the first quarter of 2023. As a result, the Company recognized an impairment loss of $18 million during the six months ended June 30, 2023, within other expense, net in the consolidated statement of operations. The impairment recorded is equal to the difference between the fair value of Aptiv’s ownership interest in the investment and its carrying amount.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following management’s discussion and analysis of financial condition and results of operations (“MD&A”) is intended to help you understand the business operations and financial condition of the Company for the three and six months ended June 30, 2023. This discussion should be read in conjunction with Item 1. Financial Statements. Our MD&A is presented in eight sections:
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
Our total net sales during the three and six months ended June 30, 2023 were $5.2 billion and $10.0 billion, an increase of 28% and 22% compared to the same periods of 2022, respectively. Our volumes increased 22% for the three months ended June 30, 2023, which reflects volume growth in all regions, as well as increased global automotive production of 16% (15% on an Aptiv weighted market basis, which represents global vehicle production weighted to the geographic regions in which the Company generates its revenue, “AWM”). Our volumes increased 17% for the six months ended June 30, 2023, which reflects volume growth in all regions, as well as increased global automotive production of 11% (12% on an AWM basis). Our increased net sales also reflects incremental sales as a result of our acquisitions of Wind River Systems, Inc. (“Wind River”) and Intercable Automotive Solutions S.r.l. (“Intercable Automotive”) in the fourth quarter of 2022.
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
Given the sanctions put in place by the E.U., U.S. and other governments, which restrict our ability to conduct business in Russia, we initiated a plan in the second quarter of 2022 to exit our 51% owned subsidiary in Russia. As a result, the Company determined that this subsidiary, which was reported within the Signal and Power Solutions segment, initially met the held for sale criteria as of June 30, 2022. Consequently, during the three months ended June 30, 2022, the Company recorded a pre-tax charge of $51 million to impair the carrying value of the Russian subsidiary’s net assets to fair value. The remaining assets and liabilities were de minimis, net of the appropriate valuation allowances, and were presented as other current assets and other current liabilities, respectively, in the consolidated balance sheet as of December 31, 2022.
On May 30, 2023, the Company completed the sale of its entire interest in the Russian subsidiary to JSC Samara Cables Company, the sole minority shareholder in the Russian subsidiary, for a nominal amount in exchange for all of the Company’s shares in the subsidiary. The Company did not record any incremental gain or loss resulting from this disposition. Refer to Note 17. Acquisitions and Divestitures to the consolidated financial statements contained herein for further detail on this transaction.
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
Beginning late in the first quarter of 2022 and continuing into the second quarter, various regions in China, including regions where Aptiv has operations, were subjected to lockdowns imposed by governmental authorities to mitigate the spread of COVID-19. In response, our manufacturing facilities located in these areas implemented measures designed to minimize the impacts of any shutdowns. Despite these measures, industry-wide production interruptions adversely impacted our sales and profitability beginning at the end of the first quarter and continuing throughout much of the second quarter. Most of the lockdowns were eased in China late in the second quarter, however many lockdowns were re-imposed and production was once again adversely impacted for portions of the fourth quarter of 2022. Estimated total indirect and direct adverse impacts to revenue as a result of these lockdowns during the three and six months ended June 30, 2022 were approximately $165 million and $210 million, respectively. The overall duration and impact, as well as possible reoccurrence, of these lockdowns in China or other regions, or other measures aimed at containing and mitigating the effects of the pandemic, including renewed travel bans and restrictions, quarantines, social distancing orders, “lockdown” orders and shutdowns of non-essential activities, remain uncertain and may adversely impact our results of operations and cash flows in future periods. Other than these production interruptions in China, our manufacturing facilities were not impacted by prolonged shutdowns directly resulting from the COVID-19 pandemic in 2022.
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
In addition, we are carrying critical inventory items and key components, and we continue to procure productive, raw material and non-critical inventory components in order to satisfy our customers’ vehicle production schedules. However, as a result of our customers’ recent production volatility and cancellations, our balance of productive, raw and component material inventories has increased substantially from customary levels as of June 30, 2023 and December 31, 2022. We will continue to actively monitor and manage inventory levels across all inventory types in order to maximize both supply continuity and the efficient use of working capital.
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
Our joint venture, Motional AD LLC (“Motional”), began testing fully driverless systems in 2020 and began testing a production-ready autonomous driving platform available for robotaxi providers, meal delivery providers, fleet operators and automotive manufacturers at prototype scale in 2022, with initial production deployments anticipated in the fourth quarter of 2023. In addition, Motional is involved in collaborative arrangements with mobility providers and with smart cities such as Boston, Las Vegas, Los Angeles and Singapore as solutions are developed for the evolving nature of the mobility industry. As a result of our substantial investments and strategic partnerships, we believe we are well-aligned with industry technology trends that will result in sustainable future growth in these evolving areas.
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
Economic conditions. Our business is directly related to automotive sales and automotive vehicle production by our customers. Automotive sales depend on a number of factors, including global and regional economic conditions. Global automotive vehicle production increased 5% (5% on an AWM basis) from 2021 to 2022, reflecting increased vehicle production of 10% in North America, 3% in China, and 8% in South America, our smallest region, and a decrease of 1% in Europe. Compared to 2022, vehicle production for the six months ended June 30, 2023 increased by 11% (12% on an AWM basis).
In the third quarter of 2023, several of our largest customers’ collective bargaining agreements with the International Union, United Automobile, Aerospace and Agricultural Implement Workers of America (UAW) in the United States and Unifor in Canada, as well as various collective bargaining agreements in Mexico, will expire. Although negotiation of new agreements has begun, the outcome of these negotiations is uncertain and may result in work stoppages and strikes at our customers’ manufacturing facilities, which could adversely affect our results of operations, financial condition and cash flows. Refer to Part I, Item 1A. Risk Factors of our 2022 Annual Report on Form 10-K for further discussion of the risks related to any significant disruption at our or our customers’ manufacturing facilities.
Economic volatility or weakness in North America, Europe, China or, to a lesser extent, South America could result in a significant reduction in automotive sales and production by our customers, which would have an adverse effect on our business, results of operations and financial condition. Global inflationary pressures have, at times, both reduced consumer demand for automotive vehicles and increased the price of inputs to our products, which has adversely impacted our profitability and this trend has continued in 2023. There is also potential that geopolitical factors could adversely impact the U.S. and other economies, and specifically the automotive sector. In particular, changes to international trade agreements, such as the United States-Mexico-Canada Agreement, or other political pressures could affect the operations of our OEM customers, resulting in reduced automotive production in certain regions or shifts in the mix of production to higher cost regions. Increases in interest rates could also negatively impact automotive production as a result of increased consumer borrowing costs or reduced credit availability. Additionally, economic weakness may result in shifts in the mix of future automotive sales (from vehicles with more content such as luxury vehicles, trucks and sport utility vehicles toward smaller passenger cars). While our diversified customer and geographic revenue base, along with our flexible cost structure, have well positioned us to withstand the impact of industry downturns and benefit from industry upturns, shifts in the mix of global automotive production to higher cost regions or to vehicles with less content could adversely impact our profitability.
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
We are focused on maintaining a low fixed cost structure that provides us flexibility to remain profitable at all points of the traditional vehicle industry production cycle. As a result, approximately 97% of our hourly workforce is located in best cost countries. Furthermore, we have substantial operational flexibility by leveraging a large workforce of contingent workers, which represented approximately 24% of the hourly workforce as of June 30, 2023. However, we will continue to adjust our cost structure and optimize our manufacturing footprint in response to changes in the global and regional automotive markets and in order to increase investment in advanced technologies and engineering, as evidenced by our ongoing restructuring programs focused on reducing our global overhead costs and on the continued rotation of our manufacturing footprint to best cost locations in Europe. As we continue to operate in a cyclical industry that is impacted by movements in the global and regional economies, we continually evaluate opportunities to further refine our cost structure.
We have a strong balance sheet with gross debt of approximately $6.5 billion and substantial available liquidity of approximately $3.8 billion as of June 30, 2023, consisting of cash and cash equivalents, available financing under our Revolving Credit Facility and committed European accounts receivable factoring facility, and no significant U.S. defined benefit or workforce postretirement health care benefits and employer-paid postretirement basic life insurance benefits (“OPEB”) liabilities. We intend to maintain strong financial discipline by targeting industry-leading earnings growth, cash flow generation and return on invested capital and to maintain sufficient liquidity to sustain our financial flexibility throughout the industry cycle.
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

Three and Six Months Ended June 30, 2023 versus Three and Six Months Ended June 30, 2022
The results of operations for the three and six months ended June 30, 2023 and 2022 were as follows:

	Three Months Ended June 30,					Six Months Ended June 30,
	2023		2022		Favorable/(unfavorable)	2023		2022		Favorable/(unfavorable)

	(dollars in millions)
Net sales	$5,200		$4,057		$1,143	$10,018		$8,235		$1,783
Cost of sales	4,336		3,617		(719)	8,394		7,206		(1,188)
Gross margin	864	16.6%	440	10.8%	424	1,624	16.2%	1,029	12.5%	595
Selling, general and administrative	353		286		(67)	695		560		(135)
Amortization	59		38		(21)	118		75		(43)
Restructuring	42		19		(23)	53		41		(12)
Operating income	410		97		313	758		353		405
Interest expense	(72)		(56)		(16)	(139)		(99)		(40)
Other income (expense), net	11		(25)		36	10		(64)		74
Income before income taxes and equity loss	349		16		333	629		190		439
Income tax expense	(30)		(16)		(14)	(64)		(37)		(27)
Income before equity loss	319		—		319	565		153		412
Equity loss, net of tax	(73)		(72)		(1)	(155)		(135)		(20)
Net income (loss)	246		(72)		318	410		18		392
Net income (loss) attributable to noncontrolling interest	4		(27)		31	7		(26)		33
Net loss attributable to redeemable noncontrolling interest	—		—		—	(1)		—		(1)
Net income (loss) attributable to Aptiv	242		(45)		287	404		44		360
Mandatory convertible preferred share dividends	(13)		(16)		3	(29)		(32)		3
Net income (loss) attributable to ordinary shareholders	$229		$(61)		$290	$375		$12		$363

Total Net Sales
Below is a summary of our total net sales for the three months ended June 30, 2023 versus June 30, 2022.

	Three Months Ended June 30,			Variance Due To:
	2023	2022	Favorable/(unfavorable)	Volume, net of contractual price reductions	FX	Commodity pass-through	Other	Total

	(in millions)			(in millions)
Total net sales	$5,200	$4,057	$1,143	$1,031	$(40)	$(24)	$176	$1,143
Total net sales for the three months ended June 30, 2023 increased 28% compared to the three months ended June 30, 2022. Our volumes increased 22% for the period, which reflects volume growth in all regions, as well as increased global automotive production of 16% (15% on an AWM basis). Our total net sales also reflect the impacts of favorable pricing, net of contractual price reductions, of $138 million, and net sales as a result of our acquisitions of Wind River and Intercable Automotive of $176 million, which is reflected in Other above, partially offset by unfavorable foreign currency impacts, primarily related to the Chinese Yuan Renminbi. Refer to Note 17. Acquisitions and Divestitures to the consolidated financial statements contained herein for further detail of our business acquisitions.

Below is a summary of our total net sales for the six months ended June 30, 2023 versus 2022.

	Six Months Ended June 30,			Variance Due To:
	2023	2022	Favorable/(unfavorable)	Volume, net of contractual price reductions	FX	Commodity pass-through	Other	Total

	(in millions)			(in millions)
Total net sales	$10,018	$8,235	$1,783	$1,665	$(168)	$(68)	$354	$1,783
Total net sales for the six months ended June 30, 2023 increased 22% compared to the six months ended June 30, 2022. Our volumes increased 17% for the period, which reflects volume growth in all regions, as well as increased global automotive production of 11% (12% on an AWM basis). Our total net sales also reflect the impacts of favorable pricing, net of contractual price reductions, of $256 million, and net sales as a result of our acquisitions of Wind River and Intercable Automotive of $354 million, which is reflected in Other above, partially offset by unfavorable foreign currency impacts, primarily related to the Chinese Yuan Renminbi.

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
Cost of sales increased $719 million for the three months ended June 30, 2023 compared to the three months ended June 30, 2022, as summarized below. The Company’s material cost of sales was approximately 55% of net sales in both the three months ended June 30, 2023 and 2022.

	Three Months Ended June 30,			Variance Due To:
	2023	2022	Favorable/(unfavorable)	Volume (a)	FX	Operational performance	Other	Total

	(dollars in millions)			(in millions)
Cost of sales	$4,336	$3,617	$(719)	$(646)	$(10)	$(1)	$(62)	$(719)
Gross margin	$864	$440	$424	$385	$(50)	$(1)	$90	$424
Percentage of net sales	16.6%	10.8%
(a)Presented net of contractual price reductions for gross margin variance.
The increase in cost of sales reflects increased volumes, unfavorable impacts from currency exchange and the impacts of operational performance. Our operational performance for the three months ended June 30, 2023 includes approximately $55 million of increased costs for semiconductors and commodities, as well as approximately $60 million of decreased costs, primarily related to material logistics costs associated with the global supply chain disruptions due to the worldwide semiconductor shortage and other extraordinary events. Cost of sales was also impacted by the following items in Other above:
•Increased costs of $114 million resulting from the operations of the businesses acquired; partially offset by
•$24 million of decreased commodity pass-through costs.

Cost of sales increased $1,188 million for the six months ended June 30, 2023 compared to the six months ended June 30, 2022, as summarized below. The Company’s material cost of sales was approximately 55% of net sales in both the six months ended June 30, 2023 and 2022.

	Six Months Ended June 30,			Variance Due To:
	2023	2022	Favorable/(unfavorable)	Volume (a)	FX	Operational performance	Other	Total

	(dollars in millions)			(in millions)
Cost of sales	$8,394	$7,206	$(1,188)	$(1,013)	$56	$(51)	$(180)	$(1,188)
Gross margin	$1,624	$1,029	$595	$652	$(112)	$(51)	$106	$595
Percentage of net sales	16.2%	12.5%
(a)Presented net of contractual price reductions for gross margin variance.

The increase in cost of sales reflects increased volumes and the impacts of operational performance, partially offset by favorable impacts from currency exchange. Our operational performance for the six months ended June 30, 2023 includes approximately $185 million of increased costs for semiconductors and commodities, as well as approximately $80 million of decreased costs, primarily related to material logistics costs associated with the global supply chain disruptions due to the worldwide semiconductor shortage and other extraordinary events. Cost of sales was also impacted by the following items in Other above:
•Increased costs of $234 million resulting from the operations of the businesses acquired; and
•Increased incentive compensation costs of $20 million; partially offset by
•$68 million of decreased commodity pass-through costs.

Selling, General and Administrative Expense

	Three Months Ended June 30,
	2023	2022	Favorable/ (unfavorable)

	(dollars in millions)
Selling, general and administrative expense	$353	$286	$(67)
Percentage of net sales	6.8%	7.0%

	Six Months Ended June 30,
	2023	2022	Favorable/ (unfavorable)

	(dollars in millions)
Selling, general and administrative expense	$695	$560	$(135)
Percentage of net sales	6.9%	6.8%
Selling, general and administrative expense (“SG&A”) includes administrative expenses, information technology costs, incentive compensation related costs and selling and marketing expenses. SG&A as a percentage of sales for the three and six months ended June 30, 2023 compared to 2022 was impacted by our increased sales as well as the inclusion of costs from the operations of the businesses acquired.

Amortization

	Three Months Ended June 30,
	2023	2022	Favorable/ (unfavorable)

	(in millions)
Amortization	$59	$38	$(21)

	Six Months Ended June 30,
	2023	2022	Favorable/ (unfavorable)

	(in millions)
Amortization	$118	$75	$(43)
Amortization expense reflects the non-cash charge related to definite-lived intangible assets. The increase in amortization during the three and six months ended June 30, 2023 compared to 2022 is primarily attributable to the acquisitions of Wind River and Intercable Automotive in the fourth quarter of 2022. Refer to Note 17. Acquisitions and Divestitures to the consolidated financial statements contained herein for further detail of our business acquisitions, including details of the intangible assets recorded in each transaction.

Restructuring

	Three Months Ended June 30,
	2023	2022	Favorable/ (unfavorable)

	(dollars in millions)
Restructuring	$42	$19	$(23)
Percentage of net sales	0.8%	0.5%

	Six Months Ended June 30,
	2023	2022	Favorable/ (unfavorable)

	(dollars in millions)
Restructuring	$53	$41	$(12)
Percentage of net sales	0.5%	0.5%
The Company recorded employee-related and other restructuring charges totaling approximately $42 million and $53 million during the three and six months ended June 30, 2023, respectively. The charges recorded during the three months ended June 30, 2023 included the recognition of approximately $27 million of employee-related and other costs related to the initiation of the closure of a Western European manufacturing site within the Advanced Safety and User Experience segment pursuant to the Company’s ongoing European footprint rotation strategy. Cash payments related to this restructuring action are expected to be principally completed in 2024. We expect to make cash payments of approximately $45 million over the next twelve months pursuant to currently implemented restructuring programs.
The Company recorded employee-related and other restructuring charges totaling approximately $19 million and $41 million during the three and six months ended June 30, 2022, respectively.
We expect to continue to incur additional restructuring expense in 2023 and beyond, primarily related to programs focused on reducing global overhead costs and on the continued rotation of our manufacturing footprint to best cost locations in Europe, which includes approximately $20 million (of which approximately $10 million relates to the Advanced Safety and User Experience segment and approximately $10 million relates to the Signal and Power Solutions segment) for programs approved as of June 30, 2023. Additionally, as we continue to operate in a cyclical industry that is impacted by movements in the global and regional economies, we continually evaluate opportunities to further adjust our cost structure and optimize our manufacturing footprint. The Company plans to implement additional restructuring activities in the future, if necessary, in order to align manufacturing capacity and other costs with prevailing regional automotive production levels and locations, to improve the efficiency and utilization of other locations and in order to increase investment in advanced technologies and engineering. Such future restructuring actions are dependent on market conditions, customer actions and other factors.
Refer to Note 7. Restructuring to the consolidated financial statements contained herein for additional information.

Interest Expense

	Three Months Ended June 30,
	2023	2022	Favorable/ (unfavorable)

	(in millions)
Interest expense	$72	$56	$(16)

	Six Months Ended June 30,
	2023	2022	Favorable/ (unfavorable)

	(in millions)
Interest expense	$139	$99	$(40)
The increase in interest expense during the three months ended June 30, 2023 compared to 2022 reflects an increased interest rate on the outstanding Tranche A Term Loan. The increase in interest expense during the six months ended June 30, 2023 compared to 2022 reflects the issuance of $2.5 billion in aggregate principal amount of senior unsecured notes in February

2022 (the “2022 Senior Notes”) and an increased interest rate on the outstanding Tranche A Term Loan. Refer to Note 8. Debt to the consolidated financial statements contained herein for additional information.

Other Income, Net

	Three Months Ended June 30,
	2023	2022	Favorable/ (unfavorable)

	(in millions)
Other income (expense), net	$11	$(25)	$36

	Six Months Ended June 30,
	2023	2022	Favorable/ (unfavorable)

	(in millions)
Other income (expense), net	$10	$(64)	$74
Other income (expense), net for the three and six months ended June 30, 2023 includes interest income of $24 million and $46 million, respectively, partially offset by losses of $3 million and $6 million, respectively, recognized for the change in fair value of publicly traded equity securities and an impairment loss of $18 million recognized for Aptiv’s equity investments without readily determinable fair values for the six months ended June 30, 2023.
Other income (expense), net for the three and six months ended June 30, 2022 includes losses of $17 million and $49 million, respectively, recognized for the change in fair value of publicly traded equity securities.
Refer to Note 16. Other Income, net to the consolidated financial statements contained herein for additional information.

Income Taxes

	Three Months Ended June 30,
	2023	2022	Favorable/ (unfavorable)

	(in millions)
Income tax expense	$30	$16	$(14)

	Six Months Ended June 30,
	2023	2022	Favorable/ (unfavorable)

	(in millions)
Income tax expense	$64	$37	$(27)
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
The Company’s effective tax rate for the three and six months ended June 30, 2023 includes net discrete tax benefits of approximately $22 million and $25 million, respectively, primarily related to changes in tax law and changes in reserves. The effective tax rate for the three and six months ended June 30, 2022 includes net discrete tax expenses of approximately $0 million and net discrete tax benefits of approximately $4 million, respectively, primarily related to net changes in accruals for unremitted earnings, provision to return adjustments and changes in reserves. Refer to Note 11. Income Taxes to the consolidated financial statements contained herein for additional information.

On December 15, 2022, the E.U. Member States formally adopted the E.U.’s Pillar Two Directive, which generally provides for a minimum effective tax rate of 15%, as established by the Organisation for Economic Co-operation and Development (the “OECD”) Pillar Two Framework. The OECD continues to release additional guidance on these rules. While the framework was issued without opposition from representatives from over 130 countries participating in the OECD’s consultative process, not all countries are actively changing their tax laws to adopt certain parts of the OECD’s proposals. Some countries have indicated they do not support the OECD efforts. This is creating significant uncertainty with regard to future tax policy. The Company is closely monitoring developments and analyzing the potential impacts these new rules may have on our effective tax rate.

Equity Loss

	Three Months Ended June 30,
	2023	2022	Favorable/ (unfavorable)

	(in millions)
Equity loss, net of tax	$73	$72	$(1)

	Six Months Ended June 30,
	2023	2022	Favorable/ (unfavorable)

	(in millions)
Equity loss, net of tax	$155	$135	$(20)
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
The reconciliation of Adjusted Operating Income to operating income includes, as applicable, amortization, restructuring, other acquisition and portfolio project costs (which includes costs incurred to integrate acquired businesses and to plan and execute product portfolio transformation actions, including business and product acquisitions and divestitures), asset impairments and other related charges, compensation expense related to acquisitions and gains (losses) on business divestitures and other transactions. The reconciliations of Adjusted Operating Income to net income (loss) attributable to Aptiv for the three and six months ended June 30, 2023 and 2022 are as follows:

	Signal and Power Solutions	Advanced Safety and User Experience	Total

	(in millions)
For the Three Months Ended June 30, 2023:
Adjusted operating income	$392	$138	$530
Amortization	(36)	(23)	(59)
Restructuring	(8)	(34)	(42)
Other acquisition and portfolio project costs	(8)	(3)	(11)
Compensation expense related to acquisitions	—	(8)	(8)
Operating income	$340	$70	410
Interest expense			(72)
Other income, net			11
Income before income taxes and equity loss			349
Income tax expense			(30)
Equity loss, net of tax			(73)
Net income			246
Net income attributable to noncontrolling interest			4
Net income attributable to Aptiv			$242

	Signal and Power Solutions	Advanced Safety and User Experience	Total

	(in millions)
For the Three Months Ended June 30, 2022:
Adjusted operating income (loss)	$243	$(30)	$213
Amortization	(37)	(1)	(38)
Restructuring	(13)	(6)	(19)
Other acquisition and portfolio project costs	—	(2)	(2)
Asset impairments	(3)	—	(3)
Other charges related to Ukraine/Russia conflict (1)	(54)	—	(54)
Operating income (loss)	$136	$(39)	97
Interest expense			(56)
Other expense, net			(25)
Income before income taxes and equity loss			16
Income tax expense			(16)
Equity loss, net of tax			(72)
Net loss			(72)
Net loss attributable to noncontrolling interest			(27)
Net loss attributable to Aptiv			$(45)
(1)Primarily consists of charges related to the designation of our former majority owned Russian subsidiary as held for sale in the second quarter of 2022. Refer to Note 17. Acquisitions and Divestitures to the consolidated financial statements contained herein for further information.

	Signal and Power Solutions	Advanced Safety and User Experience	Total

	(in millions)
For the Six Months Ended June 30, 2023:
Adjusted operating income	$766	$201	$967
Amortization	(72)	(46)	(118)
Restructuring	(15)	(38)	(53)
Other acquisition and portfolio project costs	(20)	(5)	(25)
Compensation expense related to acquisitions	—	(13)	(13)
Operating income	$659	$99	758
Interest expense			(139)
Other income, net			10
Income before income taxes and equity loss			629
Income tax expense			(64)
Equity loss, net of tax			(155)
Net income			410
Net income attributable to noncontrolling interest			7
Net loss attributable to redeemable noncontrolling interest			(1)
Net income attributable to Aptiv			$404

	Signal and Power Solutions	Advanced Safety and User Experience	Total

	(in millions)
For the Six Months Ended June 30, 2022:
Adjusted operating income (loss)	$551	$(14)	$537
Amortization	(72)	(3)	(75)
Restructuring	(22)	(19)	(41)
Other acquisition and portfolio project costs	(7)	(4)	(11)
Asset impairments	(3)	—	(3)
Other charges related to Ukraine/Russia conflict (1)	(54)	—	(54)
Operating income (loss)	$393	$(40)	353
Interest expense			(99)
Other expense, net			(64)
Income before income taxes and equity loss			190
Income tax expense			(37)
Equity loss, net of tax			(135)
Net income			18
Net loss attributable to noncontrolling interest			(26)
Net income attributable to Aptiv			$44
(1)Primarily consists of charges related to the designation of our former majority owned Russian subsidiary as held for sale in the second quarter of 2022. Refer to Note 17. Acquisitions and Divestitures to the consolidated financial statements contained herein for further information.

Net sales, gross margin as a percentage of net sales and Adjusted Operating Income by segment for the three and six months ended June 30, 2023 and 2022 are as follows:

Net Sales by Segment

	Three Months Ended June 30,			Variance Due To:
	2023	2022	Favorable/ (unfavorable)	Volume, net of contractual price reductions	FX	Commodity pass-through	Other	Total

	(in millions)			(in millions)
Signal and Power Solutions	$3,679	$3,039	$640	$632	$(32)	$(24)	$64	$640
Advanced Safety and User Experience	1,532	1,026	506	402	(8)	—	112	506
Eliminations and Other	(11)	(8)	(3)	(3)	—	—	—	(3)
Total	$5,200	$4,057	$1,143	$1,031	$(40)	$(24)	$176	$1,143

	Six Months Ended June 30,			Variance Due To:
	2023	2022	Favorable/(unfavorable)	Volume, net of contractual price reductions	FX	Commodity pass-through	Other	Total

	(in millions)			(in millions)
Signal and Power Solutions	$7,143	$6,145	$998	$1,076	$(145)	$(68)	$135	$998
Advanced Safety and User Experience	2,898	2,108	790	595	(24)	—	219	790
Eliminations and Other	(23)	(18)	(5)	(6)	1	—	—	(5)
Total	$10,018	$8,235	$1,783	$1,665	$(168)	$(68)	$354	$1,783

Gross Margin Percentage by Segment

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Signal and Power Solutions	17.0%	13.4%	17.1%	14.8%
Advanced Safety and User Experience	15.6%	3.3%	14.0%	5.6%
Total	16.6%	10.8%	16.2%	12.5%
Adjusted Operating Income (Loss) by Segment

	Three Months Ended June 30,			Variance Due To:
	2023	2022	Favorable/ (unfavorable)	Volume, net of contractual price reductions	Operational performance	Other	Total

	(in millions)			(in millions)
Signal and Power Solutions	$392	$243	$149	$211	$(15)	$(47)	$149
Advanced Safety and User Experience	138	(30)	168	174	14	(20)	168
Total	$530	$213	$317	$385	$(1)	$(67)	$317
As noted in the table above, Adjusted Operating Income for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022 was impacted by volume, including product mix, and the impacts of favorable pricing, net of contractual price reductions, of $138 million, and operational performance. Our operational performance for the three months ended June 30, 2023 includes approximately $55 million of increased costs for semiconductors and commodities, as well as approximately $60 million of decreased costs, primarily related to material logistics costs associated with the global supply chain disruptions due to the worldwide semiconductor shortage and other extraordinary events. Other in the table above includes increased earnings resulting from the operations of the businesses acquired, as well as the following items:

•$51 million of unfavorable foreign currency impacts, primarily related to the Mexican Peso and Chinese Yuan Renminbi; and
•$22 million of increased SG&A expense excluding SG&A expenses from the operations of the businesses acquired as well as the impact of other acquisition and portfolio project costs.

	Six Months Ended June 30,			Variance Due To:
	2023	2022	Favorable/(unfavorable)	Volume, net of contractual price reductions	Operational performance	Other	Total

	(in millions)			(in millions)
Signal and Power Solutions	$766	$551	$215	$388	$(32)	$(141)	$215
Advanced Safety and User Experience	201	(14)	215	264	(19)	(30)	215
Total	$967	$537	$430	$652	$(51)	$(171)	$430
As noted in the table above, Adjusted Operating Income for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022 was impacted by volume, including product mix, and the impacts of favorable pricing, net of contractual price reductions, of $256 million, and operational performance. Our operational performance for the six months ended June 30, 2023 includes approximately $185 million of increased costs for semiconductors and commodities, as well as approximately $80 million of decreased costs, primarily related to material logistics costs associated with the global supply chain disruptions due to the worldwide semiconductor shortage and other extraordinary events. Other in the table above includes increased earnings resulting from the operations of the businesses acquired, as well as the following items:
•$107 million of unfavorable foreign currency impacts, primarily related to the Mexican Peso and Chinese Yuan Renminbi; and
•$50 million of increased SG&A expense, including increased incentive compensation costs, and excluding SG&A expenses from the operations of the businesses acquired as well as the impact of other acquisition and portfolio project costs.

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
As of June 30, 2023, we had cash and cash equivalents of $1.3 billion and net debt (defined as outstanding debt less cash and cash equivalents) of $5.2 billion. The following table summarizes our available liquidity, which includes cash, cash equivalents and funds available under our significant committed credit facilities, as of June 30, 2023:

June 30, 2023

(in millions)
Cash and cash equivalents	$1,302
Revolving Credit Facility, unutilized portion (1)	2,000
Committed European accounts receivable factoring facility, unutilized portion (2)	491
Total available liquidity	$3,793
(1)Availability reduced by less than $1 million in letters of credit issued under the Credit Agreement as of June 30, 2023.
(2)Based on June 30, 2023 foreign currency rates, subject to the availability of eligible accounts receivable.
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
We also continue to expect to be able to move funds between different countries to manage our global liquidity needs without material adverse tax implications, subject to current monetary policies. We utilize a combination of strategies, including dividends, cash pooling arrangements, intercompany loan repayments and other distributions and advances to provide the funds necessary to meet our global liquidity needs. There are no significant restrictions on the ability of our subsidiaries to pay dividends or make other distributions to Aptiv. As of June 30, 2023, the Company’s cash and cash equivalents held by our non-U.S. subsidiaries totaled approximately $1.2 billion. If additional non-U.S. cash was needed for our U.S. operations, we may be required to accrue and pay withholding if we were to distribute such funds from non-U.S. subsidiaries to the U.S.; however, based on our current liquidity needs and strategies, we do not anticipate a need to accrue and pay such additional amounts.
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
Conversion of the MCPS—On June 15, 2023 (the “Mandatory Conversion Date”), each outstanding share of the Company’s MCPS converted into 1.0754 ordinary shares of the Company. In aggregate, the MCPS converted into approximately 12.37 million ordinary shares of the Company, pursuant to the Statement of Rights governing the MCPS.
Prior to their conversion, holders of the MCPS were entitled to receive, when and if declared by the Company’s Board of Directors, cumulative dividends at the annual rate of 5.50% of the liquidation preference of $100 per share (equivalent to $5.50 annually per share), payable in cash or, subject to certain limitations, by delivery of the Company’s ordinary shares or any combination of cash and the Company’s ordinary shares, at the Company’s election. Dividends on the MCPS were payable quarterly on March 15, June 15, September 15 and December 15 of each year (commencing on September 15, 2020 to, and including June 15, 2023), to the holders of record of the MCPS as they appear on the Company’s share register at the close of business on the immediately preceding March 1, June 1, September 1 and December 1, respectively. Refer to Note 12. Shareholders’ Equity and Net Income Per Share to the consolidated financial statements contained herein for further detail on the June 2020 public equity offering.
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
A summary of the ordinary shares repurchased during the three and six months ended June 30, 2023 is as follows:

	Three Months Ended June 30,	Six Months Ended June 30,
	2023	2023
Total number of shares repurchased	269,003	872,774
Average price paid per share	$104.36	$112.03
Total (in millions)	$28	$98
There were no shares repurchased during the three and six months ended June 30, 2022. As of June 30, 2023, approximately $1,915 million of share repurchases remained available under the January 2019 share repurchase program. All previously repurchased shares were retired, and are reflected as a reduction of ordinary share capital for the par value of the shares, with the excess applied as reductions to additional paid-in-capital and retained earnings.
Preferred Dividends
In the second quarter of 2023, the Board of Directors declared and paid a quarterly cash dividend of approximately $1.375 per MCPS outstanding as of the June 1, 2023 record date.

Dividends from Equity Investments
During the three months ended June 30, 2023, Aptiv received dividends of $5 million from its equity method investments. The dividends were recognized as a reduction to the investment and represented a return on investment included in cash flows from operating activities.
Acquisitions and Other Transactions
Höhle—On April 3, 2023, Aptiv acquired 100% of the equity interests of Höhle Ltd. (“Höhle”), a manufacturer of microducts, for total consideration of $42 million. The results of operations of Höhle are reported within the Signal and Power Solutions segment from the date of acquisition. The Company acquired Höhle utilizing cash on hand.
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
Intercable Automotive—On November 30, 2022, Aptiv acquired 85% of the equity interests of Intercable Automotive, a manufacturer of high-voltage busbars and interconnect solutions, for total consideration of $609 million. The results of operations of Intercable Automotive are reported within the Signal and Power Solutions segment from the date of acquisition. The Company acquired its interest in Intercable Automotive utilizing cash on hand. Upon completion of the acquisition, Aptiv incurred transaction related expenses totaling approximately $10 million, which were recorded within other expense, net in the statement of operations in the fourth quarter of 2022.
Sale of Interest in Majority Owned Russian Subsidiary—Given the sanctions put in place by the E.U., U.S. and other governments, which restrict our ability to conduct business in Russia, we initiated a plan in the second quarter of 2022 to exit our 51% owned subsidiary in Russia. As a result, the Company determined that this subsidiary, which was reported within the Signal and Power Solutions segment, initially met the held for sale criteria as of June 30, 2022. Consequently, during the three months ended June 30, 2022, the Company recorded a pre-tax charge of $51 million to impair the carrying value of the Russian subsidiary’s net assets to fair value. The remaining assets and liabilities were de minimis, net of the appropriate valuation allowances, and were presented as other current assets and other current liabilities, respectively, in the consolidated balance sheet as of December 31, 2022.
On May 30, 2023, the Company completed the sale of its entire interest in the Russian subsidiary to JSC Samara Cables Company, the sole minority shareholder in the Russian subsidiary, for a nominal amount in exchange for all of the Company’s shares in the subsidiary. As a result of this transaction, the net assets held for sale of the Russian subsidiary were deconsolidated from the Company’s consolidated financial statements and the Company did not record any incremental gain or loss resulting from this disposition. Furthermore, losses relating to the Russian subsidiary during the held for sale period were de minimis. The former Russian subsidiary is not considered to be a related party of the Company after deconsolidation.
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
The Credit Agreement was entered into in March 2011 and has been subsequently amended and restated on several occasions, most recently on June 24, 2021, and was further amended on April 19, 2023. The June 2021 amendment, among other things, (1) refinanced and replaced the existing term loan A and revolver with a new term loan A that matures in 2026, and a new five-year revolving credit facility with aggregate commitments of $2 billion, (2) utilized the Company’s existing sustainability-linked metrics and commitments, that, if achieved, would change the facility fee and interest rate margins as described below, and (3) established the leverage ratio maintenance covenant that requires the Company to maintain total net leverage (as calculated in accordance with the Credit Agreement) of less than 3.5 to 1.0 (or 4.0 to 1.0 for four full fiscal quarters following completion of material acquisitions, as defined in the Credit Agreement) and allowed for dividends and other payments on equity. Effective from the date of the April 2023 amendment, all interest rate benchmarks within the Credit Agreement that were previously based on the London Interbank Offered Rate (“LIBOR”) were transitioned to a rate based on the Secured Overnight Financing Rate (“SOFR”). The Credit Agreement also contains an accordion feature that permits Aptiv to increase, from time to time, the aggregate borrowing capacity under the Credit Agreement by up to an additional $1 billion upon Aptiv’s request, the agreement of the lenders participating in the increase, and the approval of the Administrative Agent.
The Tranche A Term Loan and the Revolving Credit Facility mature on June 24, 2026. Beginning in the third quarter of 2022, Aptiv was obligated to begin making quarterly principal payments on the Tranche A Term Loan according to the amortization schedule in the Credit Agreement.
As of June 30, 2023, there were no amounts outstanding under the Revolving Credit Facility and less than $1 million in letters of credit were issued under the Credit Agreement. Letters of credit issued under the Credit Agreement reduce availability under the Revolving Credit Facility. No amounts were drawn on the Revolving Credit Facility during the six months ended June 30, 2023.
As of June 30, 2023, loans under the Credit Agreement bore interest, at Aptiv’s option, at either (a) the Administrative Agent’s Alternate Base Rate (“ABR” as defined in the Credit Agreement) or (b) SOFR plus in either case a percentage per annum as set forth in the table below (the “Applicable Rate”). As of December 31, 2022, loans under the Credit Agreement bore interest, at Aptiv’s option, at either (a) ABR or (b) LIBOR plus in either case a percentage per annum as set forth in the table below. The rates under the Credit Agreement on the specified dates are set forth below:

	June 30, 2023		December 31, 2022
	SOFR plus	ABR plus	LIBOR plus	ABR plus
Revolving Credit Facility	1.06%	0.06%	1.06%	0.06%
Tranche A Term Loan	1.105%	0.105%	1.105%	0.105%
The Applicable Rate under the Credit Agreement, as well as the facility fee, may increase or decrease from time to time based on changes in the Company’s credit ratings and whether the Company achieves or fails to achieve certain sustainability-linked targets with respect to greenhouse gas emissions and workplace safety. Such adjustments may be up to 0.04% per annum on interest rate margins on the Revolving Credit Facility, 0.02% per annum on interest rate margins on the Tranche A Term Loan and 0.01% per annum on the facility fee. Accordingly, the interest rate is subject to fluctuation during the term of the Credit Agreement based on changes in the ABR, SOFR (after the April 2023 amendment), LIBOR (before the April 2023 amendment), changes in the Company’s corporate credit ratings or whether the Company achieves or fails to achieve its sustainability-linked targets. The Credit Agreement also requires that Aptiv pay certain facility fees on the Revolving Credit Facility, which are also subject to adjustment based on the sustainability-linked targets as described above, and certain letter of credit issuance and fronting fees. The Company achieved the sustainability-linked targets for the 2021 calendar year, and the interest rate margins and facility fees were reduced by the amounts specified above, effective in the third quarter of 2022. The Company also achieved the sustainability-linked targets for the 2022 calendar year, and the interest rate margins and facility fees will continue to be reduced by the amounts specified above, effective in the third quarter of 2023.

The interest rate period with respect to SOFR interest rate options can be set at one-, three-, or six-months as selected by Aptiv in accordance with the terms of the Credit Agreement (or other period as may be agreed by the applicable lenders). Aptiv may elect to change the selected interest rate option in accordance with the provisions of the Credit Agreement. As of June 30, 2023, Aptiv selected the one-month SOFR interest rate option on the Tranche A Term Loan, and the rate effective as of June 30, 2023, as detailed in the table below, was based on the Company’s current credit rating and the Applicable Rate for the Credit Agreement:

		Borrowings as of
		June 30, 2023	Rates effective as of
	Applicable Rate	(in millions)	June 30, 2023
Tranche A Term Loan	SOFR plus 1.105%	$307	6.29%
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
The Credit Agreement also contains events of default customary for financings of this type. The Company was in compliance with the Credit Agreement covenants as of June 30, 2023.
As of June 30, 2023, all obligations under the Credit Agreement were borrowed by Aptiv Corporation and jointly and severally guaranteed by AGFL and Aptiv PLC, subject to certain exceptions set forth in the Credit Agreement.
Senior Unsecured Notes
As of June 30, 2023, the Company had the following senior unsecured notes issued and outstanding:

Aggregate Principal Amount (in millions)	Stated Coupon Rate	Issuance Date	Maturity Date	Interest Payment Date

$700	2.396%	February 2022	February 2025	February 18 and August 18
$764	1.50%	March 2015	March 2025	March 10
$546	1.60%	September 2016	September 2028	September 15
$300	4.35%	March 2019	March 2029	March 15 and September 15
$800	3.25%	February 2022	March 2032	March 1 and September 1
$300	4.40%	September 2016	October 2046	April 1 and October 1
$350	5.40%	March 2019	March 2049	March 15 and September 15
$1,500	3.10%	November 2021	December 2051	June 1 and December 1
$1,000	4.15%	February 2022	May 2052	May 1 and November 1
Although the specific terms of each indenture governing each series of senior notes vary, the indentures contain certain restrictive covenants, including with respect to Aptiv’s (and Aptiv’s subsidiaries’) ability to incur liens, enter into sale and leaseback transactions and merge with or into other entities. As of June 30, 2023, the Company was in compliance with the provisions of all series of the outstanding senior notes. Refer to Note 8. Debt to the consolidated financial statements contained herein for additional information.

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

Obligor Group

Six Months Ended June 30, 2023	(in millions)
Net sales	$—
Gross margin	$—
Operating loss	$(16)
Net loss	$(139)
Net loss attributable to Aptiv	$(139)

As of June 30, 2023:
Current assets (1)	$8,294
Long-term assets (2)	$557
Current liabilities (3)	$11,807
Long-term liabilities (3)	$6,689
Noncontrolling interest	$—

As of December 31, 2022:
Current assets (1)	$5,340
Long-term assets (2)	$516
Current liabilities (3)	$7,372
Long-term liabilities (3)	$6,668
Noncontrolling interest	$—
(1)Includes current assets of $7,649 million and $4,763 million due from Non-Guarantors as of June 30, 2023 and December 31, 2022, respectively. The balance as of December 31, 2022 includes amounts due from affiliates of $1 million.
(2)Includes long-term assets of $549 million and $507 million due from Non-Guarantors as of June 30, 2023 and December 31, 2022, respectively.
(3)Includes current liabilities of $11,727 million and $7,261 million, and long-term liabilities of $226 million and $226 million, due to Non-Guarantors as of June 30, 2023 and December 31, 2022, respectively.
Other Financing
Receivable factoring—Aptiv maintains a €450 million European accounts receivable factoring facility that is available on a committed basis and allows for factoring of receivables denominated in both Euros and U.S. dollars (“USD”). This facility is accounted for as short-term debt and borrowings are subject to the availability of eligible accounts receivable. Collateral is not required related to these trade accounts receivable. This facility became effective on January 1, 2021 and has a term of three years, subject to Aptiv’s right to terminate at any time with three months’ notice. After expiration of the three-year term, either party can terminate with three months’ notice. Borrowings denominated in Euros under the facility bear interest at the three-

month Euro Interbank Offered Rate (“EURIBOR”) plus 0.50%. As of December 31, 2022, USD borrowings bore interest at two-month LIBOR plus 0.50%, with borrowings under either denomination carrying a minimum interest rate of 0.20%. Effective in the second quarter of 2023, this facility was amended to replace the interest rate on USD borrowings with two-month SOFR plus 0.50%, effective as of the date of the amendment. As of June 30, 2023 and December 31, 2022, Aptiv had no amounts drawn on the European accounts receivable factoring facility. No amounts were drawn under the European accounts receivable factoring facility during the six months ended June 30, 2023.
Finance leases and other—As of June 30, 2023 and December 31, 2022, approximately $33 million and $38 million, respectively, of other debt primarily issued by certain non-U.S. subsidiaries and finance lease obligations were outstanding. Included within the total as of June 30, 2023, were obligations outstanding of approximately $1 million under supplier finance programs, which were recorded as short-term debt in the consolidated balance sheet. These obligations generally mature 90 days after issuance and require that Aptiv maintain a contractually defined minimum cash balance with the issuing bank.
Letter of credit facilities—In addition to the letters of credit issued under the Credit Agreement, Aptiv had approximately $3 million and $3 million outstanding through other letter of credit facilities as of June 30, 2023 and December 31, 2022, respectively, primarily to support arrangements and other obligations at certain of its subsidiaries.
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
Operating activities—Net cash provided by operating activities totaled $526 million for the six months ended June 30, 2023 and net cash used in operating activities totaled $107 million for the six months ended June 30, 2022. Cash flows provided by operating activities for the six months ended June 30, 2023 consisted primarily of net earnings of $410 million, increased by $462 million for non-cash charges for depreciation, amortization and pension costs, partially offset by $546 million related to changes in operating assets and liabilities, net of restructuring and pension contributions. Cash flows used in operating activities for the six months ended June 30, 2022 consisted primarily of net earnings of $18 million, increased by $400 million for non-cash charges for depreciation, amortization and pension costs, offset by $759 million related to changes in operating assets and liabilities, net of restructuring and pension contributions.
Investing activities—Net cash used in investing activities totaled $590 million for the six months ended June 30, 2023, as compared to $705 million for the six months ended June 30, 2022. The decrease in usage is primarily attributable to $83 million paid for business acquisitions and other transactions during the six months ended June 30, 2023 as compared to $220 million during the six months ended June 30, 2022, partially offset by increased capital expenditures of $37 million.
Financing activities—Net cash used in financing activities totaled $181 million for the six months ended June 30, 2023 and net cash provided by financing activities totaled $2,394 million for the six months ended June 30, 2022. Cash flows used in financing activities for the six months ended June 30, 2023 primarily included $98 million paid to repurchase ordinary shares and $32 million of MCPS dividend payments. Cash flows provided by financing activities for the six months ended June 30, 2022 primarily included $2,472 million received from the issuance of the 2022 Senior Notes, partially offset by $32 million of MCPS dividend payments.
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
Critical Accounting Estimates
There have been no significant changes in our critical accounting estimates during the three and six months ended June 30, 2023.

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
As of June 30, 2023, the Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated, for disclosure purposes, the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective to provide reasonable assurance that the desired control objectives were achieved as of June 30, 2023.
Changes in Internal Control over Financial Reporting
There were no material changes in the Company’s internal controls over financial reporting during the three and six months ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting. As noted in our Annual Report on Form 10-K for the year ended December 31, 2022, given the timing of the acquisitions in 2022, the Company is integrating the acquired operations of Wind River Systems, Inc. (“Wind River”) and Intercable Automotive Solutions S.r.l. (“Intercable Automotive) into the Company’s operations, compliance programs and internal control processes. Specifically, as permitted by SEC rules and regulations, the Company has excluded Wind River and Intercable Automotive from management’s evaluation of internal controls over financial reporting as of December 31, 2022.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
A summary of our ordinary shares repurchased during the three months ended June 30, 2023, is shown below:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (in millions) (3)
April 1, 2023 to April 30, 2023	246,582	$104.53	246,582	$1,917
May 1, 2023 to May 31, 2023	22,451	$102.52	22,451	$1,915
June 1, 2023 to June 30, 2023	—	$—	—	$1,915
Total	269,033	$104.36	269,033

(1)	The total number of shares purchased under the plans authorized by the Board of Directors are described below.
(2)	Excluding commissions.
(3)	In January 2019, the Board of Directors authorized a share repurchase program of up to $2.0 billion. This program follows the completion of the previously announced share repurchase program of $1.5 billion, which was approved by the Board of Directors in April 2016. The timing of repurchases is dependent on price, market conditions and applicable regulatory requirements.

ITEM 5. OTHER INFORMATION
Securities Trading Plans of Executive Officers and Directors
Transactions in our securities by our executive officers and directors are required to be made in accordance with our insider trading policy, which, among other things, requires that the transactions be in accordance with applicable U.S. federal securities laws that prohibit trading while in possession of material nonpublic information. Our insider trading policy permits our executive officers and directors to enter into trading plans in accordance with Rule 10b5-1.
The following table describes contracts, instructions or written plans for the sale or purchase of our securities adopted by our executive officers and directors during the second quarter of 2023, each of which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c), referred to as Rule 10b5-1 trading plans.

Name and Title	Action	Date of Adoption of Rule 10b5-1 Trading Plan	Scheduled Expiration Date of Rule 10b5-1 Trading Plan (1)	Aggregate Number of Securities to be Purchased or Sold
Joseph R. Massaro Chief Financial Officer and Senior Vice President, Business Operations	Adoption	5/31/2023	9/22/2023	Sale of 1,900 ordinary shares
(1)In each case, a trading plan may also expire on such earlier dates as all transactions under the trading plan are completed.

During the second quarter of 2023, no executive officer or director of the Company adopted, modified or terminated any non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

ITEM 6. EXHIBITS

Exhibit Number	Description
10.1	Form of Non-Employee Director RSU Award Agreement pursuant to Aptiv PLC Long Term Incentive Plan, effective 2023*+
22	List of Guarantor Subsidiaries*
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer*
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	Inline XBRL Instance Document# - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document#
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document#
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document#
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document#
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document#
104	Cover Page Interactive Data File# - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
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

Dated: August 3, 2023