Form 10-Q
period 2023-09-30
Aptiv PLC
filed 2023-11-02
CIK 1521332

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
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of the registrant’s ordinary shares outstanding, $0.01 par value per share as of October 27, 2023, was 282,862,149.

APTIV PLC

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
APTIV PLC
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(in millions, except per share amounts)
Net sales	$5,114	$4,614	$15,132	$12,849
Operating expenses:
Cost of sales	4,221	3,821	12,615	11,027
Selling, general and administrative	360	275	1,055	835
Amortization	59	37	177	112
Restructuring (Note 7)	28	11	81	52
Total operating expenses	4,668	4,144	13,928	12,026
Operating income	446	470	1,204	823
Interest expense	(75)	(58)	(214)	(157)
Other income (expense), net (Note 16)	26	20	36	(44)
Income before income taxes and equity loss	397	432	1,026	622
Income tax benefit (expense) (Note 11)	1,312	(59)	1,248	(96)
Income before equity loss	1,709	373	2,274	526
Equity loss, net of tax	(72)	(67)	(227)	(202)
Net income	1,637	306	2,047	324
Net income (loss) attributable to noncontrolling interest	8	5	15	(21)
Net loss attributable to redeemable noncontrolling interest	—	—	(1)	—
Net income attributable to Aptiv	1,629	301	2,033	345
Mandatory convertible preferred share dividends (Note 12)	—	(15)	(29)	(47)
Net income attributable to ordinary shareholders	$1,629	$286	$2,004	$298

Basic net income per share:
Basic net income per share attributable to ordinary shareholders	$5.76	$1.06	$7.27	$1.10
Weighted average number of basic shares outstanding	282.84	270.93	275.56	270.88

Diluted net income per share (Note 12):
Diluted net income per share attributable to ordinary shareholders	$5.76	$1.05	$7.17	$1.10
Weighted average number of diluted shares outstanding	283.01	271.10	283.44	271.10
See notes to consolidated financial statements.

APTIV PLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(in millions)
Net income	$1,637	$306	$2,047	$324
Other comprehensive (loss) income:
Currency translation adjustments	(82)	(213)	(104)	(425)
Net change in unrecognized (loss) gain on derivative instruments, net of tax (Note 14)	(36)	(5)	112	(67)
Employee benefit plans adjustment, net of tax	1	7	—	14
Other comprehensive (loss) income	(117)	(211)	8	(478)
Comprehensive income (loss)	1,520	95	2,055	(154)
Comprehensive income (loss) attributable to noncontrolling interests	9	3	13	(20)
Comprehensive loss attributable to redeemable noncontrolling interest	(4)	—	(3)	—
Comprehensive income (loss) attributable to Aptiv	$1,515	$92	$2,045	$(134)
See notes to consolidated financial statements.

APTIV PLC
CONSOLIDATED BALANCE SHEETS

	September 30, 2023	December 31, 2022
	(Unaudited)

	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$1,808	$1,531
Accounts receivable, net of allowance for doubtful accounts of $49 million and $52 million, respectively (Note 2)	3,647	3,433
Inventories (Note 3)	2,432	2,340
Other current assets (Note 4)	603	480
Total current assets	8,490	7,784
Long-term assets:
Property, net	3,579	3,495
Operating lease right-of-use assets	511	451
Investments in affiliates (Note 21)	1,498	1,723
Intangible assets, net (Note 2)	2,423	2,585
Goodwill (Note 2)	5,073	5,106
Other long-term assets (Note 4)	2,137	740
Total long-term assets	15,221	14,100
Total assets	$23,711	$21,884
LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt (Note 8)	$43	$31
Accounts payable	3,056	3,150
Accrued liabilities (Note 5)	1,597	1,684
Total current liabilities	4,696	4,865
Long-term liabilities:
Long-term debt (Note 8)	6,419	6,460
Pension benefit obligations	372	354
Long-term operating lease liabilities	419	361
Other long-term liabilities (Note 5)	732	750
Total long-term liabilities	7,942	7,925
Total liabilities	12,638	12,790
Commitments and contingencies (Note 10)
Redeemable noncontrolling interest (Note 2)	93	96
Shareholders’ equity:
Preferred shares, $0.01 par value per share, 50,000,000 shares authorized; none issued and outstanding as of September 30, 2023; 11,500,000 shares of 5.50% Mandatory Convertible Preferred Shares, Series A, issued and outstanding as of December 31, 2022	—	—
Ordinary shares, $0.01 par value per share, 1,200,000,000 shares authorized, 282,824,285 and 270,949,579 issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	3	3
Additional paid-in-capital	4,032	3,989
Retained earnings	7,522	5,608
Accumulated other comprehensive loss (Note 13)	(779)	(791)
Total Aptiv shareholders’ equity	10,778	8,809
Noncontrolling interest	202	189
Total shareholders’ equity	10,980	8,998
Total liabilities, redeemable noncontrolling interest and shareholders’ equity	$23,711	$21,884
See notes to consolidated financial statements.

APTIV PLC
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
	2023	2022

	(in millions)
Cash flows from operating activities:
Net income	$2,047	$324
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	489	462
Amortization	177	112
Amortization of deferred debt issuance costs	7	7
Restructuring expense, net of cash paid	4	2
Deferred income taxes	(1,408)	(6)
Pension and other postretirement benefit expenses	34	25
Loss from equity method investments, net of dividends received	232	205
Loss on sale of assets	2	—
Share-based compensation	82	65
Other charges related to Ukraine/Russia conflict	—	54
Changes in operating assets and liabilities:
Accounts receivable, net	(213)	(582)
Inventories	(87)	(301)
Other assets	(76)	52
Accounts payable	(1)	(107)
Accrued and other long-term liabilities	(7)	(5)
Other, net	10	38
Pension contributions	(20)	(15)
Net cash provided by operating activities	1,272	330
Cash flows from investing activities:
Capital expenditures	(703)	(666)
Proceeds from sale of property	3	3
Proceeds from business divestitures, net of cash sold	(17)	—
Cost of business acquisitions and other transactions, net of cash acquired	(83)	(220)
Proceeds from sale of technology investments	—	3
Cost of technology investments	(1)	(42)
Settlement of derivatives	6	9
Net cash used in investing activities	(795)	(913)
Cash flows from financing activities:
Net repayments under other short-term debt agreements	(22)	(3)
Net repayments under other long-term debt agreements	(8)	(2)
Proceeds from issuance of senior notes, net of issuance costs	—	2,472
Contingent consideration payments	(10)	—
Dividend payments of consolidated affiliates to minority shareholders	—	(8)
Repurchase of ordinary shares	(98)	—
Distribution of mandatory convertible preferred share cash dividends	(32)	(47)
Taxes withheld and paid on employees’ restricted share awards	(31)	(36)
Net cash (used in) provided by financing activities	(201)	2,376
Effect of exchange rate fluctuations on cash, cash equivalents and restricted cash	(23)	(54)
Increase in cash, cash equivalents and restricted cash	253	1,739
Cash, cash equivalents and restricted cash at beginning of the period	1,555	3,139
Cash, cash equivalents and restricted cash at end of the period	$1,808	$4,878

Reconciliation of cash, cash equivalents and restricted cash and cash classified as assets held for sale:
	September 30,
	2023	2022
	(in millions)
Cash, cash equivalents and restricted cash	$1,808	$4,854
Cash classified as assets held for sale	—	24
Total cash, cash equivalents and restricted cash	$1,808	$4,878
See notes to consolidated financial statements.

APTIV PLC
CONSOLIDATED STATEMENTS OF REDEEMABLE NONCONTROLLING INTEREST AND SHAREHOLDERS’ EQUITY (Unaudited)

	Three Months Ended September 30,

		Ordinary Shares		Preferred Shares

	Redeemable Noncontrolling Interest	Number of shares	Amount of shares	Number of shares	Amount of shares	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Aptiv Shareholders’ Equity	Noncontrolling Interest	Total Shareholders’ Equity

2023		(in millions)
Balance at June 30, 2023	$97	283	$3	—	$—	$4,001	$5,893	$(665)	$9,232	$193	$9,425
Net income	—	—	—	—	—	—	1,629	—	1,629	—	1,629
Other comprehensive (loss) income	(4)	—	—	—	—	—	—	(114)	(114)	1	(113)
Net income attributable to noncontrolling interest	—	—	—	—	—	—	—	—	—	8	8
Share-based compensation	—	—	—	—	—	31	—	—	31	—	31
Balance at September 30, 2023	$93	283	$3	—	$—	$4,032	$7,522	$(779)	$10,778	$202	$10,980

2022
Balance at June 30, 2022	$—	271	$3	12	$—	$3,949	$5,089	$(942)	$8,099	$183	$8,282
Net income	—	—	—	—	—	—	301	—	301	—	301
Other comprehensive loss	—	—	—	—	—	—	—	(209)	(209)	—	(209)
Net income attributable to noncontrolling interest	—	—	—	—	—	—	—	—	—	5	5
Other comprehensive loss attributable to noncontrolling interest	—	—	—	—	—	—	—	—	—	(2)	(2)
Mandatory convertible preferred share cumulative dividends	—	—	—	—	—	—	(15)	—	(15)	—	(15)
Share-based compensation	—	—	—	—	—	19	—	—	19	—	19
Balance at September 30, 2022	$—	271	$3	12	$—	$3,968	$5,375	$(1,151)	$8,195	$186	$8,381
See notes to consolidated financial statements.

APTIV PLC
CONSOLIDATED STATEMENTS OF REDEEMABLE NONCONTROLLING INTEREST AND SHAREHOLDERS’ EQUITY (Unaudited) (Continued)

	Nine Months Ended September 30,

		Ordinary Shares		Preferred Shares

	Redeemable Noncontrolling Interest	Number of shares	Amount of shares	Number of shares	Amount of shares	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Aptiv Shareholders’ Equity	Noncontrolling Interest	Total Shareholders’ Equity

2023		(in millions)
Balance at January 1, 2023	$96	271	$3	12	$—	$3,989	$5,608	$(791)	$8,809	$189	$8,998
Net income	—	—	—	—	—	—	2,033	—	2,033	—	2,033
Other comprehensive (loss) income	(2)	—	—	—	—	—	—	12	12	(2)	10
Net (loss) income attributable to noncontrolling interest	(1)	—	—	—	—	—	—	—	—	15	15
Mandatory convertible preferred share cumulative dividends	—	—	—	—	—	—	(29)	—	(29)	—	(29)
Conversion of MCPS to ordinary shares	—	12	—	(12)	—	—	—	—	—	—	—
Taxes withheld on employees’ restricted share award vestings	—	—	—	—	—	(31)	—	—	(31)	—	(31)
Repurchase of ordinary shares	—	(1)	—	—	—	(8)	(90)	—	(98)	—	(98)
Share-based compensation	—	1	—	—	—	82	—	—	82	—	82
Balance at September 30, 2023	$93	283	$3	—	$—	$4,032	$7,522	$(779)	$10,778	$202	$10,980

2022
Balance at January 1, 2022	$—	271	$3	12	$—	$3,939	$5,077	$(672)	$8,347	$214	$8,561
Net income	—	—	—	—	—	—	345	—	345	—	345
Other comprehensive loss	—	—	—	—	—	—	—	(479)	(479)	—	(479)
Net loss attributable to noncontrolling interest	—	—	—	—	—	—	—	—	—	(21)	(21)
Other comprehensive income attributable to noncontrolling interest	—	—	—	—	—	—	—	—	—	1	1
Dividend payments of consolidated affiliates to minority shareholders	—	—	—	—	—	—	—	—	—	(8)	(8)
Mandatory convertible preferred share cumulative dividends	—	—	—	—	—	—	(47)	—	(47)	—	(47)
Taxes withheld on employees’ restricted share award vestings	—	—	—	—	—	(36)	—	—	(36)	—	(36)
Share-based compensation	—	—	—	—	—	65	—	—	65	—	65
Balance at September 30, 2022	$—	271	$3	12	$—	$3,968	$5,375	$(1,151)	$8,195	$186	$8,381
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
During the nine months ended September 30, 2023, Aptiv received a dividend of $5 million from its equity method investments. During the three months ended September 30, 2022, Aptiv received a dividend of $3 million from its equity method investments. The dividends were recognized as a reduction to the investment and represented a return on investment included in cash flows from operating activities.
Aptiv’s equity investments without readily determinable fair value totaled $48 million and $67 million as of September 30, 2023 and December 31, 2022, respectively, and are classified within other long-term assets in the consolidated balance sheets. Aptiv’s investments in publicly traded equity securities totaled $12 million and $17 million as of September 30, 2023 and December 31, 2022, respectively, and are classified within other long-term assets in the consolidated balance sheets. Refer to Note 21. Investments in Affiliates for further information regarding Aptiv’s equity investments.
In 2022, the Company acquired 85% of the equity interests of Intercable Automotive Solutions S.r.l. (“Intercable Automotive”). Concurrent with the acquisition, the Company entered into an agreement with the noncontrolling interest holders that provides the Company with the right to purchase, and the noncontrolling interest holders with the right to sell, the remaining 15% of Intercable Automotive for cash at a contractually defined value beginning in 2026. As a result of this redemption feature, the Company recorded the redeemable noncontrolling interest at its acquisition-date fair value to temporary equity in the consolidated balance sheet. The redeemable noncontrolling interest is adjusted each reporting period for the income (loss) attributable to the noncontrolling interest, and for any measurement period adjustments necessary to record the redeemable noncontrolling interest at the higher of its redemption value, assuming it was redeemable at the reporting date, or its carrying value. Any measurement period adjustments are recorded to retained earnings, with a corresponding increase or reduction to net income attributable to Aptiv. Redeemable noncontrolling interest was $93 million and $96 million as of September 30, 2023 and December 31, 2022, respectively. Refer to Note 17. Acquisitions and Divestitures for further information regarding this acquisition and the redeemable noncontrolling interest.

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
Credit losses—Aptiv is exposed to credit losses primarily through the sale of vehicle components, software licenses and services. Aptiv assesses the creditworthiness of a counterparty by conducting ongoing credit reviews, which considers the Company’s expected billing exposure and timing for payment, as well as the counterparty’s established credit rating. When a credit rating is not available, the Company’s assessment is based on an analysis of the counterparty’s financial statements. Aptiv also considers contract terms and conditions, country and political risk, and business strategy in its evaluation. Based on the outcome of this review, the Company establishes a credit limit for each counterparty. The Company continues to monitor its ongoing credit exposure through active review of counterparty balances against contract terms and due dates, which includes timely account reconciliation, payment confirmation and dispute resolution. The Company may also employ collection agencies and legal counsel to pursue recovery of defaulted receivables, if necessary.
Aptiv primarily utilizes historical loss and recovery data, combined with information on current economic conditions and reasonable and supportable forecasts to develop the estimate of the allowance for doubtful accounts in accordance with ASC Topic 326, Financial Instruments – Credit Losses. As of September 30, 2023 and December 31, 2022, the Company reported $3,647 million and $3,433 million, respectively, of accounts receivable, net of allowances, which includes the allowance for doubtful accounts of $49 million and $52 million, respectively. Changes in the allowance for doubtful accounts were not material for the nine months ended September 30, 2023.
Inventories—As of September 30, 2023 and December 31, 2022, inventories are stated at the lower of cost, determined on a first-in, first-out basis, or net realizable value, including direct material costs and direct and indirect manufacturing costs. Refer to Note 3. Inventories for additional information. Obsolete inventory is identified based on analysis of inventory for known obsolescence issues, and, generally, the market value of inventory on hand in excess of one year’s supply is fully-reserved.
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
Intangible assets—Intangible assets were $2,423 million and $2,585 million as of September 30, 2023 and December 31, 2022, respectively. Aptiv amortizes definite-lived intangible assets over their estimated useful lives. Aptiv has definite-lived intangible assets related to patents and developed technology, customer relationships and trade names. Indefinite-lived in-process research and development intangible assets are not amortized, but are tested for impairment annually, or more frequently when indicators of potential impairment exist, until the completion or abandonment of the associated research and development efforts. Upon completion of the projects, the assets will be amortized over the expected economic life of the asset, which will be determined on that date. Should the project be determined to be abandoned, and if the asset developed has no alternative use, the full value of the asset will be charged to expense. The Company also has intangible assets related to acquired trade names that are classified as indefinite-lived when there are no foreseeable limits on the periods of time over which they are expected to contribute cash flows. These indefinite-lived trade name assets are tested for impairment annually, or more frequently when indicators of potential impairment exist. Costs to renew or extend the term of acquired intangible assets are recognized as expense as incurred. Amortization expense was $59 million and $177 million for the three and nine months ended September 30, 2023, respectively, and $37 million and $112 million for the three and nine months ended September 30, 2022, respectively, which includes the impact of any intangible asset impairment charges recorded during the period.
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
The impairment test involves first qualitatively assessing goodwill for impairment. If the qualitative assessment is not met the Company then performs a quantitative assessment by comparing the estimated fair value of each reporting unit to its carrying value, including goodwill. Fair value reflects the price a market participant would be willing to pay in a potential sale of the reporting unit. If the estimated fair value exceeds carrying value, then we conclude that no goodwill impairment has occurred. If the carrying value of the reporting unit exceeds its estimated fair value, the Company recognizes an impairment loss in an amount equal to the excess, not to exceed the amount of goodwill allocated to the reporting unit. The Company qualitatively concluded there were no goodwill impairments during the nine months ended September 30, 2023 and 2022. Goodwill was $5,073 million and $5,106 million as of September 30, 2023 and December 31, 2022, respectively.
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
Customer concentrations—As reflected in the table below, net sales to General Motors (“GM”), Stellantis N.V. (“Stellantis”), Ford Motor Company (“Ford”) and Volkswagen Group (“VW”), Aptiv’s four largest customers, totaled approximately 34% of our total net sales for the three and nine months ended September 30, 2023, and 34% of our total net sales for the three and nine months ended September 30, 2022.

	Percentage of Total Net Sales				Accounts Receivable
	Three Months Ended September 30,		Nine Months Ended September 30,		September 30, 2023	December 31, 2022
	2023	2022	2023	2022

					(in millions)
GM	8%	9%	8%	9%	$272	$231
Stellantis	9%	8%	9%	9%	$322	$325
Ford	9%	9%	9%	8%	$295	$250
VW	8%	8%	8%	8%	$201	$186
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
Recently issued accounting pronouncements not yet adopted—In August 2023, the FASB issued ASU 2023-05, Business Combinations - Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement. The amendments in this update require a joint venture to initially recognize all contributions received at fair value upon formation. The new guidance is applicable to joint venture entities with a formation date on or after January 1, 2025 and is to be applied prospectively. Early adoption is permitted. The adoption of this guidance is not expected to have a significant impact on Aptiv’s consolidated financial statements.

3. INVENTORIES
Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or net realizable value, including direct material costs and direct and indirect manufacturing costs. A summary of inventories is shown below:

	September 30, 2023	December 31, 2022

	(in millions)
Productive material	$1,580	$1,570
Work-in-process	187	164
Finished goods	665	606
Total	$2,432	$2,340

4. ASSETS
Other current assets consisted of the following:

	September 30, 2023	December 31, 2022

	(in millions)
Value added tax receivable	$141	$167
Prepaid insurance and other expenses	79	75
Reimbursable engineering costs	114	90
Notes receivable	6	8
Income and other taxes receivable	70	40
Deposits to vendors	7	7
Derivative financial instruments (Note 14)	114	44
Capitalized upfront fees (Note 20)	12	17
Contract assets (Note 20)	52	24
Other	8	8
Total	$603	$480

Other long-term assets consisted of the following:

	September 30, 2023	December 31, 2022

	(in millions)
Deferred income taxes, net	$1,643	$259
Unamortized Revolving Credit Facility debt issuance costs	7	8
Income and other taxes receivable	32	30
Reimbursable engineering costs	163	160
Value added tax receivable	2	2
Equity investments (Note 21)	60	84
Derivative financial instruments (Note 14)	18	14
Capitalized upfront fees (Note 20)	51	61
Contract assets (Note 20)	68	43
Other	93	79
Total	$2,137	$740

5. LIABILITIES
Accrued liabilities consisted of the following:

	September 30, 2023	December 31, 2022

	(in millions)
Payroll-related obligations	$405	$330
Employee benefits, including current pension obligations	143	151
Income and other taxes payable	179	188
Warranty obligations (Note 6)	51	43
Restructuring (Note 7)	56	65
Customer deposits	79	82
Derivative financial instruments (Note 14)	19	29
Accrued interest	53	51
MCPS dividends payable	—	3
Contract liabilities (Note 20)	70	90
Operating lease liabilities	113	109
Other	429	543
Total	$1,597	$1,684

Other long-term liabilities consisted of the following:

	September 30, 2023	December 31, 2022

	(in millions)
Environmental	$3	$1
Extended disability benefits	5	4
Warranty obligations (Note 6)	8	9
Restructuring (Note 7)	29	18
Payroll-related obligations	11	10
Accrued income taxes	142	161
Deferred income taxes, net	455	481
Contract liabilities (Note 20)	8	9
Derivative financial instruments (Note 14)	4	7
Other	67	50
Total	$732	$750

6. WARRANTY OBLIGATIONS
Expected warranty costs for products sold are recognized principally at the time of sale of the product based on an estimate of the amount that eventually will be required to settle such obligations. These accruals are based on factors such as past experience, production changes, industry developments and various other considerations. The estimated costs related to product recalls based on a formal campaign soliciting return of that product are accrued at the time an obligation becomes probable and can be reasonably estimated. These estimates are adjusted from time to time based on facts and circumstances that impact the status of existing claims. Aptiv has recognized its best estimate for its total aggregate warranty reserves, including product recall costs, across all of its operating segments as of September 30, 2023. The Company estimates the reasonably possible amount to ultimately resolve all matters in excess of the recorded reserves as of September 30, 2023 to be zero to $20 million.
The table below summarizes the activity in the product warranty liability for the nine months ended September 30, 2023:

Warranty Obligations

(in millions)
Accrual balance at beginning of period	$52
Provision for estimated warranties incurred during the period	24
Changes in estimate for pre-existing warranties	17
Settlements	(36)
Foreign currency translation and other	2
Accrual balance at end of period	$59

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
As part of Aptiv’s continued efforts to optimize its cost structure, it has undertaken several restructuring programs which include workforce reductions as well as plant closures. These programs are primarily focused on reducing global overhead costs and on the continued rotation of our manufacturing footprint to best cost locations in Europe. The Company recorded employee-related and other restructuring charges related to these programs totaling approximately $28 million and $81 million during the three and nine months ended September 30, 2023, respectively. The charges recorded during the nine months ended September 30, 2023 included the recognition of approximately $27 million of employee-related and other costs related to the initiation of the closure of a Western European manufacturing site within the Advanced Safety and User Experience segment pursuant to the Company’s ongoing European footprint rotation strategy. Cash payments related to this restructuring action are expected to be principally completed in 2024. There have been no changes in previously initiated programs that have resulted (or are expected to result) in a material change to our restructuring costs. The Company expects to incur additional restructuring costs of approximately $45 million (of which approximately $40 million relates to the Advanced Safety and User Experience segment and approximately $5 million relates to the Signal and Power Solutions segment) for programs approved as of September 30, 2023, which are primarily expected to be incurred within the next twelve months.
During the three and nine months ended September 30, 2022, Aptiv recorded employee-related and other restructuring charges totaling approximately $11 million and $52 million, respectively.
Restructuring charges for employee separation and termination benefits are paid either over the severance period or in a lump sum in accordance with either statutory requirements or individual agreements. Aptiv incurred cash expenditures related to its restructuring programs of approximately $77 million and $50 million in the nine months ended September 30, 2023 and 2022, respectively.
The following table summarizes the restructuring charges recorded for the three and nine months ended September 30, 2023 and 2022 by operating segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(in millions)
Signal and Power Solutions	$7	$1	$22	$23
Advanced Safety and User Experience	21	10	59	29
Total	$28	$11	$81	$52
The table below summarizes the activity in the restructuring liability for the nine months ended September 30, 2023:

	Employee Termination Benefits Liability	Other Exit Costs Liability	Total

	(in millions)
Accrual balance at January 1, 2023	$83	$—	$83
Provision for estimated expenses incurred during the period	81	—	81
Payments made during the period	(77)	—	(77)
Foreign currency and other	(2)	—	(2)
Accrual balance at September 30, 2023	$85	$—	$85

8. DEBT
The following is a summary of debt outstanding, net of unamortized issuance costs and discounts, as of September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022

	(in millions)
2.396%, senior notes, due 2025 (net of $2 and $3 unamortized issuance costs, respectively)	$698	$697
1.50%, Euro-denominated senior notes, due 2025 (net of $1 and $1 unamortized issuance costs and $0 and $1 discount, respectively)	734	747
1.60%, Euro-denominated senior notes, due 2028 (net of $2 and $2 unamortized issuance costs, respectively)	523	533
4.35%, senior notes, due 2029 (net of $2 and $2 unamortized issuance costs, respectively)	298	298
3.25%, senior notes, due 2032 (net of $6 and $7 unamortized issuance costs and $3 and $3 discount, respectively)	791	790
4.40%, senior notes, due 2046 (net of $3 and $3 unamortized issuance costs and $1 and $1 discount, respectively)	296	296
5.40%, senior notes, due 2049 (net of $4 and $4 unamortized issuance costs and $1 and $1 discount, respectively)	345	345
3.10%, senior notes, due 2051 (net of $16 and $16 unamortized issuance costs and $31 and $32 discount, respectively)	1,453	1,452
4.15%, senior notes, due 2052 (net of $11 and $11 unamortized issuance costs and $2 and $2 discount, respectively)	987	987
Tranche A Term Loan, due 2026 (net of $1 and $1 unamortized issuance costs, respectively)	300	308
Finance leases and other	37	38
Total debt	6,462	6,491
Less: current portion	(43)	(31)
Long-term debt	$6,419	$6,460
Credit Agreement
Aptiv PLC and its wholly-owned subsidiary Aptiv Corporation entered into a credit agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent (the “Administrative Agent”), under which it maintains a senior unsecured credit facility currently consisting of a revolving credit facility of $2 billion (the “Revolving Credit Facility”). As of September 30, 2023, the Company also maintained a senior unsecured credit facility in the form of a term loan (the “Tranche A Term Loan”). On October 27, 2023, the Company fully repaid the outstanding principal balance of $301 million on the Tranche A Term Loan, utilizing cash on hand. Aptiv Global Financing Limited (“AGFL”), a wholly-owned subsidiary of Aptiv PLC, previously executed a joinder agreement to the Credit Agreement, which allows it to act as a borrower under the Credit Agreement, and a guaranty supplement, under which AGFL guarantees the obligations under the Credit Agreement, subject to certain exceptions.
The Credit Agreement was entered into in March 2011 and has been subsequently amended and restated on several occasions, most recently on June 24, 2021, and was further amended on April 19, 2023. The June 2021 amendment, among other things, (1) refinanced and replaced the term loan A and revolver with a new term loan A with an original maturity in 2026, and a new five-year revolving credit facility with aggregate commitments of $2 billion, (2) utilized the Company’s existing sustainability-linked metrics and commitments, that, if achieved, would change the facility fee and interest rate margins as described below, and (3) established the leverage ratio maintenance covenant that requires the Company to maintain total net leverage (as calculated in accordance with the Credit Agreement) of less than 3.5 to 1.0 (or 4.0 to 1.0 for four full fiscal quarters following completion of material acquisitions, as defined in the Credit Agreement) and allowed for dividends and other payments on equity. Effective from the date of the April 2023 amendment, all interest rate benchmarks within the Credit Agreement that were previously based on the London Interbank Offered Rate (“LIBOR”) were transitioned to a rate based on the Secured Overnight Financing Rate (“SOFR”). The Credit Agreement also contains an accordion feature that permits Aptiv to increase, from time to time, the aggregate borrowing capacity under the Credit Agreement by up to an additional $1 billion upon Aptiv’s request, the agreement of the lenders participating in the increase, and the approval of the Administrative Agent.
The Revolving Credit Facility matures on June 24, 2026. Since the third quarter of 2022, Aptiv had been obligated to make quarterly principal payments on the Tranche A Term Loan according to the amortization schedule in the Credit Agreement.

As of September 30, 2023, Aptiv had no amounts outstanding under the Revolving Credit Facility and less than $1 million in letters of credit were issued under the Credit Agreement. Letters of credit issued under the Credit Agreement reduce availability under the Revolving Credit Facility.
As of September 30, 2023, loans under the Credit Agreement bore interest, at Aptiv’s option, at either (a) the Administrative Agent’s Alternate Base Rate (“ABR” as defined in the Credit Agreement) or (b) SOFR plus in either case a percentage per annum as set forth in the table below (the “Applicable Rate”). As of December 31, 2022, loans under the Credit Agreement bore interest, at Aptiv’s option, at either (a) ABR or (b) LIBOR plus in either case a percentage per annum as set forth in the table below. The rates under the Credit Agreement on the specified dates are set forth below:

	September 30, 2023		December 31, 2022
	SOFR plus	ABR plus	LIBOR plus	ABR plus
Revolving Credit Facility	1.06%	0.06%	1.06%	0.06%
Tranche A Term Loan	1.105%	0.105%	1.105%	0.105%
The Applicable Rate under the Credit Agreement, as well as the facility fee, may increase or decrease from time to time based on changes in the Company’s credit ratings and whether the Company achieves or fails to achieve certain sustainability-linked targets with respect to greenhouse gas emissions and workplace safety. Such adjustments may be up to 0.04% per annum on interest rate margins on the Revolving Credit Facility, 0.02% per annum on interest rate margins on the Tranche A Term Loan and 0.01% per annum on the facility fee. Accordingly, the interest rate is subject to fluctuation during the term of the Credit Agreement based on changes in the ABR, SOFR (after the April 2023 amendment), LIBOR (before the April 2023 amendment), changes in the Company’s corporate credit ratings or whether the Company achieves or fails to achieve its sustainability-linked targets. The Credit Agreement also requires that Aptiv pay certain facility fees on the Revolving Credit Facility, which are also subject to adjustment based on the sustainability-linked targets as described above, and certain letter of credit issuance and fronting fees. The Company achieved the sustainability-linked targets for the 2022 calendar year, and the interest rate margins and facility fees were reduced from the Applicable Rate, by the amounts specified above, effective in the third quarter of 2023.
The interest rate period with respect to SOFR interest rate options can be set at one-, three-, or six-months as selected by Aptiv in accordance with the terms of the Credit Agreement (or other period as may be agreed by the applicable lenders). Aptiv may elect to change the selected interest rate option in accordance with the provisions of the Credit Agreement. As of September 30, 2023, Aptiv selected the one-month SOFR interest rate option on the Tranche A Term Loan, and the rate effective as of September 30, 2023, as detailed in the table below, was based on the Company’s current credit rating and the Applicable Rate for the Credit Agreement:

		Borrowings as of
		September 30, 2023	Rates effective as of
	Applicable Rate	(in millions)	September 30, 2023
Tranche A Term Loan	SOFR plus 1.105%	$301	6.52%
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
The Credit Agreement also contains events of default customary for financings of this type. The Company was in compliance with the Credit Agreement covenants as of September 30, 2023.
As of September 30, 2023, all obligations under the Credit Agreement were borrowed by Aptiv Corporation and jointly and severally guaranteed by AGFL and Aptiv PLC, subject to certain exceptions set forth in the Credit Agreement.
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

Although the specific terms of each indenture governing each series of senior notes vary, the indentures contain certain restrictive covenants, including with respect to Aptiv’s (and Aptiv’s subsidiaries’) ability to incur liens, enter into sale and leaseback transactions and merge with or into other entities. In February 2022, Aptiv Corporation and AGFL were added as guarantors on each series of outstanding senior notes previously issued by Aptiv PLC. As of September 30, 2023, the Company was in compliance with the provisions of all series of the outstanding senior notes.
Other Financing
Receivable factoring—Aptiv maintains a €450 million European accounts receivable factoring facility that is available on a committed basis and allows for factoring of receivables denominated in both Euros and U.S. dollars (“USD”). This facility is accounted for as short-term debt and borrowings are subject to the availability of eligible accounts receivable. Collateral is not required related to these trade accounts receivable. This facility became effective on January 1, 2021 and has a term of three years, subject to Aptiv’s right to terminate at any time with three months’ notice. After expiration of the three-year term, either party can terminate with three months’ notice. Borrowings denominated in Euros under the facility bear interest at the three-month Euro Interbank Offered Rate (“EURIBOR”) plus 0.50%. As of December 31, 2022, USD borrowings bore interest at two-month LIBOR plus 0.50%, with borrowings under either denomination carrying a minimum interest rate of 0.20%. Effective in the second quarter of 2023, this facility was amended to replace the interest rate on USD borrowings with two-month SOFR plus 0.50%, effective as of the date of the amendment. As of September 30, 2023 and December 31, 2022, Aptiv had no amounts outstanding under the European accounts receivable factoring facility.
Finance leases and other—As of September 30, 2023 and December 31, 2022, approximately $37 million and $38 million, respectively, of other debt primarily issued by certain non-U.S. subsidiaries and finance lease obligations were outstanding. Included within the total as of September 30, 2023, were obligations outstanding of approximately $17 million under supplier finance programs, which were recorded as short-term debt in the consolidated balance sheet. These obligations generally mature 90 days after issuance and require that Aptiv maintain a contractually defined minimum cash balance with the issuing bank.
Interest—Cash paid for interest related to debt outstanding totaled $205 million and $129 million for the nine months ended September 30, 2023 and 2022, respectively.
Letter of credit facilities—In addition to the letters of credit issued under the Credit Agreement, Aptiv had approximately $5 million and $3 million outstanding through other letter of credit facilities as of September 30, 2023 and December 31, 2022, respectively, primarily to support arrangements and other obligations at certain of its subsidiaries.

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

The amounts shown below reflect the defined benefit pension expense for the three and nine months ended September 30, 2023 and 2022:

	Non-U.S. Plans		U.S. Plans

	Three Months Ended September 30,
	2023	2022	2023	2022

	(in millions)
Service cost	$5	$5	$—	$—
Interest cost	10	6	—	—
Expected return on plan assets	(4)	(5)	—	—
Amortization of actuarial losses	—	3	1	—
Net periodic benefit cost	$11	$9	$1	$—

	Non-U.S. Plans		U.S. Plans

	Nine Months Ended September 30,
	2023	2022	2023	2022

	(in millions)
Service cost	$14	$14	$—	$—
Interest cost	30	19	—	—
Expected return on plan assets	(12)	(15)	—	—
Amortization of actuarial losses	1	6	1	1
Net periodic benefit cost	$33	$24	$1	$1
Other postretirement benefit obligations were approximately $1 million at September 30, 2023 and December 31, 2022.

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
Matters Related to Global Supply Chain Disruptions
Due to various factors that are beyond our control, there are currently global supply chain disruptions, including a worldwide semiconductor supply shortage. The semiconductor supply shortage continues to impact production in automotive and other industries. We anticipate these supply chain disruptions may continue through the remainder of 2023. We, along with most automotive component manufacturers that use semiconductors, have suffered interruptions in our production and have been unable to fully meet the vehicle production demands of original equipment manufacturers (“OEMs”) at times over the last several years because of events which are outside our control, including but not limited to, the COVID-19 pandemic, the global semiconductor shortage, fires in our suppliers’ facilities, unprecedented weather events, and other extraordinary events. Although we continue to work closely with suppliers and customers to minimize supply disruptions, some of our customers have indicated that they expect us to bear at least some responsibility for their lost production and other costs. While no assurances can be made as to the ultimate outcome of these customer expectations or any other future claims, we do not currently believe a loss is probable, and accordingly, no reserve has been made as of September 30, 2023. We will continue to actively monitor all direct and indirect potential impacts of these supply chain disruptions, and will seek to aggressively mitigate and minimize their impact on our business.

Environmental Matters
Aptiv is subject to the requirements of U.S. federal, state, local and non-U.S. environmental, health and safety laws and regulations. As of September 30, 2023 and December 31, 2022, the undiscounted reserve for environmental investigation and remediation recorded in other liabilities was approximately $4 million and $2 million, respectively. Aptiv cannot ensure that environmental requirements will not change or become more stringent over time or that its eventual environmental remediation costs and liabilities will not exceed the amount of its current reserves. In the event that such liabilities were to significantly exceed the amounts recorded, Aptiv’s results of operations could be materially affected. At September 30, 2023, the difference between the recorded liabilities and the reasonably possible range of potential loss was not material.

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
The Company’s income tax expense (benefit) and effective tax rates for the three and nine months ended September 30, 2023 and 2022 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(dollars in millions)
Income tax (benefit) expense	$(1,312)	$59	$(1,248)	$96
Effective tax rate	(330)%	14%	(122)%	15%
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
The Company’s effective tax rate for the three and nine months ended September 30, 2023 includes net discrete tax benefits of approximately $1,386 million and $1,411 million, respectively, primarily related to the Company’s actual and anticipated transfers of intellectual property, as described below. The Company’s effective tax rate for the three and nine months ended September 30, 2022 includes net discrete tax benefits of approximately $1 million and $5 million, respectively, primarily related to provision to return adjustments, net changes in accruals for unremitted earnings and changes in reserves.
Aptiv PLC is an Irish resident taxpayer and not a domestic corporation for U.S. federal income tax purposes. As such, it is not subject to U.S. tax on remitted foreign earnings and, as a result of its capital structure, is also generally not subject to Irish tax on the repatriation of foreign earnings.
Cash paid or withheld for income taxes was $212 million and $146 million for the nine months ended September 30, 2023 and 2022, respectively.

On August 16, 2022, the Inflation Reduction Act (“IRA”) was signed into law in the United States. Among other provisions, the IRA includes a 15% corporate minimum tax rate applied to certain large corporations and a 1% excise tax on corporate stock repurchases made after December 31, 2022. To date, the IRA has not had a significant impact on Aptiv’s consolidated financial statements.
On December 15, 2022, the European Union (the “E.U.”) Member States formally adopted the Pillar Two Directive, which generally provides for a minimum effective tax rate of 15%, as established by the Organisation for Economic Co-operation and Development (the “OECD”) Pillar Two Framework. The OECD continues to release additional guidance on these rules. While the framework was issued without opposition from representatives from over 130 countries participating in the OECD’s consultative process, not all countries are actively changing their tax laws to adopt certain parts of the OECD’s proposals. Some countries have indicated they do not support the OECD efforts. The Company is proactively responding to these anticipated tax policy changes, as described below, and will continue to closely monitor developments and analyze the potential impacts these new rules may have on our effective tax rate.
Intellectual Property Transfer
In response to the OECD’s Pillar Two Directive, the Company initiated changes to its corporate entity structure, including intra-entity transfers of certain intellectual property to one of its subsidiaries in Switzerland, during the third quarter of 2023.
The Company transferred certain intellectual property during the three months ended September 30, 2023 and anticipates transferring additional intellectual property in the fourth quarter of 2023 between wholly-owned legal entities in different tax jurisdictions. In both cases, these transfers were and are anticipated to be intra-entity transactions. Consequently, the resulting gains on these transfers were and will be eliminated for purposes of the consolidated financial statements. However, certain of these anticipated transfers will result in a gain that will be subject to income tax in the local jurisdiction. The gain will be offset with the utilization of existing net operating loss carryforwards. A portion of the net operating loss carryforwards were previously reduced by deferred tax liabilities from recapturable deductions, which were eliminated as part of the intra-entity transactions, while the remaining net operating loss carryforwards were largely offset by a valuation allowance. Consequently, during the three months ended September 30, 2023, the Company recognized a deferred tax benefit of approximately $870 million from the anticipated utilization of these net operating loss carryforwards.
As a result of the intellectual property transfers in the third quarter of 2023, the transferring entity recognized a non-taxable gain and the Company’s Swiss subsidiary, which received the intellectual property, recognized a step-up in tax basis on the fair value of the transferred intellectual property. This resulted in the creation of a temporary difference between the book basis and tax basis of the specified intellectual property. As a result, the Company recorded a deferred tax benefit of approximately $445 million during the three months ended September 30, 2023.
Furthermore, during the three months ended September 30, 2023, the Company’s Swiss subsidiary was granted a ten year tax incentive, beginning in 2024. A deferred tax benefit of approximately $65 million, net of a valuation allowance, was recorded during the three months ended September 30, 2023 to reflect the estimated future reductions in tax associated with the incentive.
The total income tax benefit recorded as a result of the actual and anticipated intra-entity transfers of intellectual property and negotiated tax incentive, all as described above, combined with related additional current year tax expense as a result of the transactions, was approximately $1,360 million during the three months ended September 30, 2023.
In addition, there is currently draft tax legislation in Switzerland which, if enacted, will increase the statutory income tax rate used to measure certain of the deferred tax assets described above. If the legislation is enacted in a future period, the Company anticipates an additional deferred tax benefit of approximately $360 million, net of valuation allowances.

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
Prior to their conversion, holders of the MCPS were entitled to receive, when and if declared by the Company’s Board of Directors, cumulative dividends at the annual rate of 5.50% of the liquidation preference of $100 per share (equivalent to $5.50 annually per share), payable in cash or, subject to certain limitations, by delivery of the Company’s ordinary shares or any combination of cash and the Company’s ordinary shares, at the Company’s election. Dividends on the MCPS were payable quarterly on March 15, June 15, September 15 and December 15 of each year (commencing on September 15, 2020 to, and including June 15, 2023), to the holders of record of the MCPS as they appeared on the Company’s share register at the close of business on the immediately preceding March 1, June 1, September 1 and December 1, respectively.
Net Income Per Share
Basic net income per share is computed by dividing net income attributable to ordinary shareholders by the weighted average number of ordinary shares outstanding during the period. Diluted net income per share reflects the weighted average dilutive impact of all potentially dilutive securities from the date of issuance and is computed using the treasury stock and if-converted methods. The if-converted method is used to determine if the impact of the conversion of the MCPS into ordinary shares is more dilutive than the MCPS dividends to net income per share. If so, the MCPS are assumed to have been converted at the later of the beginning of the period or the time of issuance, and the resulting ordinary shares are included in the denominator and the MCPS dividends are added back to the numerator. Unless otherwise noted, share and per share amounts included in these notes are on a diluted basis. For the nine months ended September 30, 2023, the calculation of net income per share includes the dilutive impacts of the MCPS under the if-converted method. For the three and nine months ended September 30, 2022, the impact of the MCPS calculated under the if-converted method was anti-dilutive, and as such 12.37 million ordinary shares underlying the MCPS were excluded from the diluted net income per share calculation. As described above, on June 15, 2023, all outstanding shares of the MCPS converted into 12.37 million of the Company’s ordinary shares. For all periods presented, the calculation of net income per share also contemplates the dilutive impacts, if any, of the Company’s share-based compensation plans. Refer to Note 18. Share-Based Compensation for additional information.

Weighted Average Shares
The following table illustrates net income per share attributable to ordinary shareholders and the weighted average shares outstanding used in calculating basic and diluted income per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(in millions, except per share data)
Numerator, basic:
Net income attributable to ordinary shareholders	$1,629	$286	$2,004	$298
Numerator, diluted:
Net income attributable to Aptiv	$1,629	$301	$2,033	$345
MCPS dividends (1)	—	(15)	—	(47)
Numerator, diluted	$1,629	$286	$2,033	$298
Denominator:
Weighted average ordinary shares outstanding, basic	282.84	270.93	275.56	270.88
Dilutive shares related to restricted stock units	0.17	0.17	0.13	0.22
Weighted average MCPS Converted Shares (1)	—	—	7.75	—
Weighted average ordinary shares outstanding, including dilutive shares	283.01	271.10	283.44	271.10

Net income per share attributable to ordinary shareholders:
Basic	$5.76	$1.06	$7.27	$1.10
Diluted	$5.76	$1.05	$7.17	$1.10
(1)For purposes of calculating net income per share under the if-converted method, the Company has excluded the impact of the MCPS dividends for the nine months ended September 30, 2023, as the assumed conversion of the MCPS into ordinary shares on a weighted average basis was more dilutive to net income per share than the impact of the MCPS dividends. The Company has included the impact of the MCPS dividends for the three and nine months ended September 30, 2022, as the impact was more dilutive to net income per share than the impact of assuming the conversion of the MCPS into ordinary shares on a weighted average basis.
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
There were no shares repurchased during the three months ended September 30, 2023. A summary of the ordinary shares repurchased during the nine months ended September 30, 2023 is as follows:

Total number of shares repurchased	872,774
Average price paid per share	$112.03
Total (in millions)	$98
There were also no shares repurchased during the three and nine months ended September 30, 2022. As of September 30, 2023, approximately $1,915 million of share repurchases remained available under the January 2019 share repurchase program. All previously repurchased shares were retired, and are reflected as a reduction of ordinary share capital for the par value of the shares, with the excess applied as reductions to additional paid-in-capital and retained earnings.

Preferred Dividends
The Company has declared and paid cash dividends per preferred share during the periods presented as follows:

	Dividend	Amount
	Per Share	(in millions)
2023:
Third quarter	$—	$—
Second quarter	1.375	16
First quarter	1.375	16
Total	$2.750	$32
2022:
Fourth quarter	$1.375	$16
Third quarter	1.375	15
Second quarter	1.375	16
First quarter	1.375	16
Total	$5.500	$63

13. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The changes in accumulated other comprehensive income (loss) attributable to Aptiv (net of tax) for the three and nine months ended September 30, 2023 and 2022 are shown below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(in millions)
Foreign currency translation adjustments:
Balance at beginning of period	$(811)	$(803)	$(790)	$(588)
Aggregate adjustment for the period (1)	(79)	(211)	(100)	(426)
Balance at end of period	(890)	(1,014)	(890)	(1,014)

Gains (losses) on derivatives:
Balance at beginning of period	155	(79)	7	(17)
Other comprehensive income (loss) before reclassifications (net tax effect of $(2), $0, $0 and $0)	4	(11)	191	(50)
Reclassification to income (net tax effect of $(2), $0, $(5), $0)	(40)	6	(79)	(17)
Balance at end of period	119	(84)	119	(84)

Pension and postretirement plans:
Balance at beginning of period	(9)	(60)	(8)	(67)
Other comprehensive income (loss) before reclassifications (net tax effect of $(1), $(2), $0, and $(5))	—	5	(2)	11
Reclassification to income (net tax effect of $0, $(1), $0 and $(4))	1	2	2	3
Balance at end of period	(8)	(53)	(8)	(53)

Accumulated other comprehensive loss, end of period	$(779)	$(1,151)	$(779)	$(1,151)
(1)Includes gains of $50 million and $25 million for the three and nine months ended September 30, 2023, respectively, and gains of $94 million and $191 million for the three and nine months ended September 30, 2022, respectively, related to non-derivative net investment hedges. Refer to Note 14. Derivatives and Hedging Activities for further description of these hedges. Includes $6 million of accumulated currency translation adjustment losses reclassified to net income as a result of the liquidation of a foreign subsidiary during the three and nine months ended September 30, 2022.

Reclassifications from accumulated other comprehensive income (loss) to income for the three and nine months ended September 30, 2023 and 2022 were as follows:

Reclassification Out of Accumulated Other Comprehensive Income (Loss)
Details About Accumulated Other Comprehensive Income Components	Three Months Ended September 30,		Nine Months Ended September 30,		Affected Line Item in the Statements of Operations
	2023	2022	2023	2022

	(in millions)
Foreign currency translation adjustments:
Liquidation of foreign subsidiary (1)	$—	$(6)	$—	$(6)	Other income (expense), net
	—	(6)	—	(6)	Income before income taxes
	—	—	—	—	Income tax benefit (expense)
	—	(6)	—	(6)	Net income
	—	—	—	—	Net income (loss) attributable to noncontrolling interest
	$—	$(6)	$—	$(6)	Net income attributable to Aptiv

Gains (losses) on derivatives:
Commodity derivatives	$(8)	$(13)	$(20)	$7	Cost of sales
Foreign currency derivatives	46	7	94	10	Cost of sales
	38	(6)	74	17	Income before income taxes
	2	—	5	—	Income tax benefit (expense)
	40	(6)	79	17	Net income
	—	—	—	—	Net income (loss) attributable to noncontrolling interest
	$40	$(6)	$79	$17	Net income attributable to Aptiv

Pension and postretirement plans:
Actuarial losses	$(1)	$(3)	$(2)	$(7)	Other income (expense), net (2)
	(1)	(3)	(2)	(7)	Income before income taxes
	—	1	—	4	Income tax benefit (expense)
	(1)	(2)	(2)	(3)	Net income
	—	—	—	—	Net income (loss) attributable to noncontrolling interest
	$(1)	$(2)	$(2)	$(3)	Net income attributable to Aptiv

Total reclassifications for the period	$39	$(14)	$77	$8
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
As of September 30, 2023, the Company had the following outstanding notional amounts related to commodity and foreign currency forward and option contracts designated as cash flow hedges that were entered into to hedge forecasted exposures:

Commodity	Quantity Hedged	Unit of Measure	Notional Amount (Approximate USD Equivalent)

	(in thousands)		(in millions)
Copper	113,373	pounds	$425

Foreign Currency	Quantity Hedged	Unit of Measure	Notional Amount (Approximate USD Equivalent)

	(in millions)
Mexican Peso	16,617	MXN	$940
Chinese Yuan Renminbi	2,925	RMB	$400
Euro	59	EUR	$60
Polish Zloty	826	PLN	$185
Hungarian Forint	26,748	HUF	$70
As of September 30, 2023, Aptiv has entered into derivative instruments to hedge cash flows extending out to September 2025.
Gains and losses on derivatives qualifying as cash flow hedges are recorded in accumulated OCI, to the extent that hedges are effective, until the underlying transactions are recognized in earnings. Unrealized amounts in accumulated OCI will fluctuate based on changes in the fair value of hedge derivative contracts at each reporting period. Net gains on cash flow hedges included in accumulated OCI as of September 30, 2023 were $137 million (approximately $144 million, net of tax). Of this total, approximately $118 million of gains are expected to be included in cost of sales within the next 12 months and approximately $19 million of gains are expected to be included in cost of sales in subsequent periods. Cash flow hedges are discontinued when Aptiv determines it is no longer probable that the originally forecasted transactions will occur. Cash flows from derivatives used to manage commodity and foreign exchange risks designated as cash flow hedges are classified as operating activities within the consolidated statements of cash flows.
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
The Company has entered into a series of forward contracts, each of which have been designated as net investment hedges of the foreign currency exposure of the Company’s investments in certain Chinese Yuan Renminbi (“RMB”)-denominated subsidiaries. During the nine months ended September 30, 2023 and 2022, the Company received $6 million and $9 million, respectively, at settlement related to this series of forward contracts which matured during the period. In October 2023, the

Company entered into forward contracts with a total notional amount of 700 million RMB (approximately $95 million, using foreign currency rates on the trade date), which mature in March 2024. Refer to the tables below for details of the fair value recorded in the consolidated balance sheets and the effects recorded in the consolidated statements of operations and consolidated statements of comprehensive income related to these derivative instruments.
The Company has designated the €700 million 2015 Euro-denominated Senior Notes and the €500 million 2016 Euro-denominated Senior Notes, as more fully described in Note 8. Debt, as net investment hedges of the foreign currency exposure of its investments in certain Euro-denominated subsidiaries. Due to changes in the value of the Euro-denominated debt instruments designated as net investment hedges, during the three and nine months ended September 30, 2023, $50 million and $25 million of gains, respectively, were recognized within the cumulative translation adjustment component of OCI. During the three and nine months ended September 30, 2022, $94 million and $191 million of gains, respectively, were recognized within the cumulative translation adjustment component of OCI. Included in accumulated OCI related to these net investment hedges were cumulative gains of $62 million and $37 million as of September 30, 2023 and December 31, 2022, respectively.
Derivatives Not Designated as Hedges
In certain occasions the Company enters into certain foreign currency and commodity contracts that are not designated as hedges. When hedge accounting is not applied to derivative contracts, gains and losses are recorded to other income (expense), net and cost of sales in the consolidated statements of operations.
Fair Value of Derivative Instruments in the Balance Sheet
The fair value of derivative financial instruments recorded in the consolidated balance sheets as of September 30, 2023 and December 31, 2022 are as follows:

	Asset Derivatives		Liability Derivatives		Net Amounts of Assets and (Liabilities) Presented in the Balance Sheet
	Balance Sheet Location	September 30, 2023	Balance Sheet Location	September 30, 2023	September 30, 2023

	(in millions)
Derivatives designated as cash flow hedges:
Commodity derivatives	Other current assets	$—	Accrued liabilities	$18
Foreign currency derivatives*	Other current assets	116	Other current assets	1	$115
Commodity derivatives	Other long-term assets	—	Other long-term liabilities	4
Foreign currency derivatives*	Other long-term assets	18	Other long-term assets	—	18
Total derivatives designated as hedges		$134		$23

Derivatives not designated:
Foreign currency derivatives*	Other current assets	$—	Other current assets	$1	(1)
Foreign currency derivatives*	Accrued liabilities	—	Accrued liabilities	1	(1)
Total derivatives not designated as hedges		$—		$2

	Asset Derivatives		Liability Derivatives		Net Amounts of Assets and (Liabilities) Presented in the Balance Sheet
	Balance Sheet Location	December 31, 2022	Balance Sheet Location	December 31, 2022	December 31, 2022

	(in millions)
Derivatives designated as cash flow hedges:
Commodity derivatives	Other current assets	$—	Accrued liabilities	$28
Foreign currency derivatives*	Other current assets	54	Other current assets	11	$43
Commodity derivatives	Other long-term assets	—	Other long-term liabilities	7
Foreign currency derivatives*	Other long-term assets	17	Other long-term assets	3	14
Foreign currency derivatives*	Other long-term liabilities	1	Other long-term liabilities	1	—
Derivatives designated as net investment hedges:
Foreign currency derivatives	Other current assets	—	Accrued liabilities	1
Total derivatives designated as hedges		$72		$51

Derivatives not designated:
Foreign currency derivatives*	Other current assets	$1	Other current assets	$—	1
Total derivatives not designated as hedges		$1		$—
*    Derivative instruments within this category are subject to master netting arrangements and are presented on a net basis in the consolidated balance sheets in accordance with accounting guidance related to the offsetting of amounts related to certain contracts.
The fair value of Aptiv’s derivative financial instruments was in a net asset position as of September 30, 2023 and December 31, 2022.
Effect of Derivatives on the Statements of Operations and Statements of Comprehensive Income
The pre-tax effect of derivative financial instruments in the consolidated statements of operations and consolidated statements of comprehensive income for the three and nine months ended September 30, 2023 and 2022 is as follows:

Three Months Ended September 30, 2023	Gain Recognized in OCI	(Loss) Gain Reclassified from OCI into Income

	(in millions)
Derivatives designated as cash flow hedges:
Commodity derivatives	$1	$(8)
Foreign currency derivatives	4	46
Derivatives designated as net investment hedges:
Foreign currency derivatives	1	—
Total	$6	$38

Loss Recognized in Income

(in millions)
Derivatives not designated:
Foreign currency derivatives	$(2)
Total	$(2)

Three Months Ended September 30, 2022	(Loss) Gain Recognized in OCI	(Loss) Gain Reclassified from OCI into Income

	(in millions)
Derivatives designated as cash flow hedges:
Commodity derivatives	$(40)	$(13)
Foreign currency derivatives	23	7
Derivatives designated as net investment hedges:
Foreign currency derivatives	6	—
Total	$(11)	$(6)

Loss Recognized in Income

(in millions)
Derivatives not designated:
Foreign currency derivatives	$(8)
Total	$(8)

Nine Months Ended September 30, 2023	(Loss) Gain Recognized in OCI	(Loss) Gain Reclassified from OCI into Income

	(in millions)
Derivatives designated as cash flow hedges:
Commodity derivatives	$(6)	$(20)
Foreign currency derivatives	190	94
Derivatives designated as net investment hedges:
Foreign currency derivatives	7	—
Total	$191	$74

Loss Recognized in Income

(in millions)
Derivatives not designated:
Foreign currency derivatives	$(4)
Total	$(4)

Nine Months Ended September 30, 2022	(Loss) Gain Recognized in OCI	Gain Reclassified from OCI into Income

	(in millions)
Derivatives designated as cash flow hedges:
Commodity derivatives	$(108)	$7
Foreign currency derivatives	48	10
Derivatives designated as net investment hedges:
Foreign currency derivatives	10	—
Total	$(50)	$17

Loss Recognized in Income

(in millions)
Derivatives not designated:
Foreign currency derivatives	$(15)
Total	$(15)
The gain or loss recognized in income for designated and non-designated derivative instruments was recorded to cost of sales and other income (expense), net in the consolidated statements of operations for the three and nine months ended September 30, 2023 and 2022, respectively.

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
As of September 30, 2023 and December 31, 2022, Aptiv was in a net derivative asset position of $109 million and $22 million, respectively, and no significant adjustments were recorded for nonperformance risk based on the application of peer companies’ CDS rates, evaluation of our own nonperformance risk and because Aptiv’s exposures were to counterparties with investment grade credit ratings. Refer to Note 14. Derivatives and Hedging Activities for further information regarding derivatives.
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
There was no liability for contingent consideration as of September 30, 2023. As of December 31, 2022, the liability for contingent consideration was $10 million (which was classified within other current liabilities). Adjustments to this liability for interest accretion are recognized in interest expense, and any other changes in the fair value of this liability are recognized within other income (expense), net in the consolidated statements of operations.
The changes in the contingent consideration liability classified as a Level 3 measurement for the nine months ended September 30, 2023 were as follows:

Contingent Consideration Liability
(in millions)
Fair value at beginning of period	$10
Payments	(10)
Fair value at end of period	$—
During the nine months ended September 30, 2023, the Company paid $10 million of contingent consideration based on the actual level of earnings of the acquired business during the contractual earn-out period. This payment was recorded as a cash outflow from financing activities in the consolidated statement of cash flows in accordance with ASC Topic 230-10-45, as the full amount of the payment represented the acquisition date fair value of the contingent consideration liability.
Publicly traded equity securities—All publicly traded equity securities are reported at fair value as of each reporting date. The measurement of the asset is based on quoted prices for identical assets on active market exchanges. Gains and losses from changes in the fair value of these securities are recorded within other income (expense), net on the consolidated statement of operations.
As of September 30, 2023 and December 31, 2022, Aptiv had the following assets measured at fair value on a recurring basis:

	Total	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3

	(in millions)
As of September 30, 2023:
Foreign currency derivatives	$132	$—	$132	$—
Publicly traded equity securities	12	12	—	—
Total	$144	$12	$132	$—
As of December 31, 2022:
Foreign currency derivatives	$58	$—	$58	$—
Publicly traded equity securities	17	17	—	—
Total	$75	$17	$58	$—

As of September 30, 2023 and December 31, 2022, Aptiv had the following liabilities measured at fair value on a recurring basis:

	Total	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3

	(in millions)
As of September 30, 2023:
Commodity derivatives	$22	$—	$22	$—
Foreign currency derivatives	1	—	1	—
Total	$23	$—	$23	$—
As of December 31, 2022:
Commodity derivatives	$35	$—	$35	$—
Foreign currency derivatives	1	—	1	—
Contingent consideration	10	—	—	10
Total	$46	$—	$36	$10
Non-derivative financial instruments—Aptiv’s non-derivative financial instruments include cash and cash equivalents, accounts and notes receivable, accounts payable, as well as debt, which consists of its accounts receivable factoring arrangement, finance leases and other debt issued by Aptiv’s non-U.S. subsidiaries, the Revolving Credit Facility, the Tranche A Term Loan and all series of outstanding senior notes. The fair value of debt is based on quoted market prices for instruments with public market data or significant other observable inputs for instruments without a quoted public market price (Level 2). As of September 30, 2023 and December 31, 2022, total debt was recorded at $6,462 million and $6,491 million, respectively, and had estimated fair values of $5,131 million and $5,241 million, respectively. For all other financial instruments recorded at September 30, 2023 and December 31, 2022, fair value approximates book value.
Fair Value Measurements on a Nonrecurring Basis
In addition to items that are measured at fair value on a recurring basis, Aptiv also has items in its balance sheet that are measured at fair value on a nonrecurring basis. As these items are not measured at fair value on a recurring basis, they are not included in the tables above. Financial and nonfinancial assets and liabilities that are measured at fair value on a nonrecurring basis include certain inventories, long-lived assets, assets and liabilities held for sale, intangible assets, equity investments without readily determinable fair values and liabilities for exit or disposal activities measured at fair value upon initial recognition. Aptiv recorded non-cash impairment charges of $18 million for the nine months ended September 30, 2023, within other expense, net related to its equity investments without readily determinable fair values. Aptiv recorded non-cash long-lived asset impairment charges of $5 million and $8 million for the three and nine months ended September 30, 2022, respectively, and other charges of $3 million for the nine months ended September 30, 2022. These charges were primarily related to the conflict between Ukraine and Russia and were recorded within cost of sales. In addition, Aptiv determined that our former majority owned subsidiary in Russia initially met the held for sale criteria as of June 30, 2022. Consequently, during the nine months ended September 30, 2022, the Company recorded a charge of $51 million to reduce the carrying value of the subsidiary to fair value, which was recorded primarily within cost of sales. Fair value of long-lived and other assets is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved and a review of appraisals or other market indicators and management estimates. As such, Aptiv has determined that the fair value measurements of long-lived and other assets fall in Level 3 of the fair value hierarchy.

16. OTHER INCOME, NET
Other income (expense), net included:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(in millions)
Interest income	$30	$26	$76	$35
Components of net periodic benefit cost other than service cost (Note 9)	(7)	(4)	(20)	(11)
Costs associated with acquisitions and other transactions	—	(6)	(4)	(8)
Impairment of equity investments without readily determinable fair value (Note 21)	—	—	(18)	—
Loss on change in fair value of publicly traded equity securities	—	(6)	(6)	(55)
Other, net	3	10	8	(5)
Other income (expense), net	$26	$20	$36	$(44)
During the three months ended September 30, 2023, there were no net unrealized gains or losses recognized for publicly traded equity securities still held as of September 30, 2023. During the three months ended September 30, 2022, net unrealized losses of $6 million were recognized for publicly traded equity securities still held as of September 30, 2023. During the nine months ended September 30, 2023 and 2022, net unrealized losses of $6 million and $51 million, respectively, were recognized for publicly traded equity securities still held as of September 30, 2023.
As further described in Note 21. Investments in Affiliates, during the nine months ended September 30, 2023, Aptiv recorded an impairment loss of $18 million in its equity investments without readily determinable fair values.

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
The acquisition was accounted for as a business combination, with the total purchase price allocated on a preliminary basis using information available in the fourth quarter of 2022. As previously disclosed, a portion of the cash consideration was unpaid as of December 31, 2022 and during the first quarter of 2023, $36 million was paid and recognized as a cash outflow from investing activities for the nine months ended September 30, 2023. Adjustments recorded from the amounts disclosed also included a reduction to accrued liabilities of $17 million and minor adjustments to various other assets and liabilities assumed, resulting in a net reduction to goodwill of $12 million. The preliminary purchase price and related allocation to the acquired net assets of Wind River based on their estimated fair values is shown below (in millions):
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
The acquisition was accounted for as a business combination, with the total purchase price allocated on a preliminary basis using information available, in the fourth quarter of 2022. The purchase price was increased by a net working capital adjustment of approximately $3 million, which was paid to the seller and recorded in the second quarter of 2023, and was primarily allocated to goodwill. Adjustments recorded from the amounts disclosed as of December 31, 2022 also included minor adjustments to various assets acquired and liabilities assumed. The preliminary purchase price and related allocation to the acquired net assets of Intercable Automotive based on their estimated fair values is shown below (in millions):
Assets acquired and liabilities assumed

Purchase price, cash consideration, net of cash acquired	$609

Inventory	$78
Property, plant and equipment	77
Intangible assets	286
Deferred tax liabilities	(81)
Other liabilities, net	(13)
Identifiable net assets acquired	347
Goodwill resulting from purchase	357
Total	704
Less: redeemable noncontrolling interest	(95)
Total purchase price allocation	$609
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
The details of the shares issued upon vesting of the executive grants are as follows:

	Time-Based Awards			Performance-Based Awards
Vesting Date	Ordinary Shares Issued Upon Vesting	Fair Value of Shares at Issuance	Ordinary Shares Withheld to Cover Withholding Taxes	Ordinary Shares Issued Upon Vesting	Fair Value of Shares at Issuance	Ordinary Shares Withheld to Cover Withholding Taxes
	(dollars in millions)
Q1 2023	286,337	$33	116,753	315,664	$37	138,036
Q1 2022	354,600	$46	140,409	325,283	$42	136,143

A summary of RSU activity, including award grants, vesting and forfeitures is provided below:

	RSUs	Weighted Average Grant Date Fair Value
	(in thousands)
Nonvested, January 1, 2023	1,247	$136.61
Granted	1,432	$118.75
Vested	(334)	$119.47
Forfeited	(187)	$111.66
Nonvested, September 30, 2023	2,158	$129.57
Aptiv recognized share-based compensation expense of $29 million ($29 million, net of tax) and $19 million ($19 million, net of tax) based on the Company’s best estimate of ultimate performance against the respective targets during the three months ended September 30, 2023 and 2022, respectively. Aptiv recognized share-based compensation expense of $77 million ($76 million, net of tax) and $65 million ($65 million, net of tax) based on the Company’s best estimate of ultimate performance against the respective targets during the nine months ended September 30, 2023 and 2022, respectively. Aptiv will continue to recognize compensation expense, based on the grant date fair value of the awards applied to the Company’s best estimate of ultimate performance against the respective targets, over the requisite vesting periods of the awards. Based on the grant date fair value of the awards and the Company’s best estimate of ultimate performance against the respective targets as of September 30, 2023, unrecognized compensation expense on a pre-tax basis of approximately $190 million is anticipated to be recognized over a weighted average period of approximately two years. For the nine months ended September 30, 2023 and 2022, approximately $31 million and $36 million, respectively, of cash was paid and reflected as a financing activity in the statements of cash flows related to the tax withholding for vested RSUs.
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
In the first quarter of 2023, approximately 7 million Subsidiary Awards were granted at a grant date fair value of $3.69 per Subsidiary Award, which were outstanding and unvested as of September 30, 2023.
The following summarizes the weighted average inputs used in the Black-Scholes model to value the Subsidiary Awards granted during the nine months ended September 30, 2023:

Expected volatility	43.47%
Expected term	3.5 years
Expected dividends	$—
Risk-free interest rate	4.38%
Aptiv recognized share-based compensation expense related to these Subsidiary Awards of $2 million and $5 million during the three and nine months ended September 30, 2023, respectively. Aptiv will continue to recognize compensation expense based on the grant date fair value of the Subsidiary Awards over the requisite service period. As of September 30, 2023, unrecognized compensation expense on a pre-tax basis related to unvested Subsidiary Awards of approximately $22 million is anticipated to be recognized over a period of approximately two years.

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
Included below are sales and operating data for Aptiv’s segments for the three and nine months ended September 30, 2023 and 2022.

	Signal and Power Solutions	Advanced Safety and User Experience	Eliminations and Other (1)	Total

	(in millions)
For the Three Months Ended September 30, 2023:
Net sales	$3,687	$1,441	$(14)	$5,114
Depreciation and amortization	$160	$66	$—	$226
Adjusted operating income	$451	$109	$—	$560
Operating income	$395	$51	$—	$446
Equity income (loss), net of tax	$1	$(73)	$—	$(72)
Net income attributable to noncontrolling interest	$8	$—	$—	$8
Net loss attributable to redeemable noncontrolling interest	$—	$—	$—	$—

	Signal and Power Solutions	Advanced Safety and User Experience	Eliminations and Other (1)	Total

	(in millions)
For the Three Months Ended September 30, 2022:
Net sales	$3,424	$1,199	$(9)	$4,614
Depreciation and amortization	$147	$43	$—	$190
Adjusted operating income	$444	$81	$—	$525
Operating income	$403	$67	$—	$470
Equity income (loss), net of tax	$7	$(74)	$—	$(67)
Net income attributable to noncontrolling interest	$5	$—	$—	$5

	Signal and Power Solutions	Advanced Safety and User Experience	Eliminations and Other (1)	Total

	(in millions)
For the Nine Months Ended September 30, 2023:
Net sales	$10,830	$4,339	$(37)	$15,132
Depreciation and amortization	$464	$202	$—	$666
Adjusted operating income	$1,217	$310	$—	$1,527
Operating income	$1,054	$150	$—	$1,204
Equity income (loss), net of tax	$8	$(235)	$—	$(227)
Net income attributable to noncontrolling interest	$15	$—	$—	$15
Net loss attributable to redeemable noncontrolling interest	$(1)	$—	$—	$(1)

	Signal and Power Solutions	Advanced Safety and User Experience	Eliminations and Other (1)	Total

	(in millions)
For the Nine Months Ended September 30, 2022:
Net sales	$9,569	$3,307	$(27)	$12,849
Depreciation and amortization	$441	$133	$—	$574
Adjusted operating income	$995	$67	$—	$1,062
Operating income	$796	$27	$—	$823
Equity income (loss), net of tax	$15	$(217)	$—	$(202)
Net loss attributable to noncontrolling interest	$(21)	$—	$—	$(21)
(1)Eliminations and Other includes the elimination of inter-segment transactions.
The reconciliation of Adjusted Operating Income to operating income includes, as applicable, amortization, restructuring, other acquisition and portfolio project costs (which includes costs incurred to integrate acquired businesses and to plan and execute product portfolio transformation actions, including business and product acquisitions and divestitures), asset impairments and other related charges, compensation expense related to acquisitions and gains (losses) on business divestitures and other transactions. The reconciliations of Adjusted Operating Income to net income attributable to Aptiv for the three and nine months ended September 30, 2023 and 2022 are as follows:

	Signal and Power Solutions	Advanced Safety and User Experience	Total

	(in millions)
For the Three Months Ended September 30, 2023:
Adjusted operating income	$451	$109	$560
Amortization	(35)	(24)	(59)
Restructuring	(7)	(21)	(28)
Other acquisition and portfolio project costs	(14)	(6)	(20)
Compensation expense related to acquisitions	—	(7)	(7)
Operating income	$395	$51	446
Interest expense			(75)
Other income, net			26
Income before income taxes and equity loss			397
Income tax benefit			1,312
Equity loss, net of tax			(72)
Net income			1,637
Net income attributable to noncontrolling interest			8
Net income attributable to Aptiv			$1,629

	Signal and Power Solutions	Advanced Safety and User Experience	Total

	(in millions)
For the Three Months Ended September 30, 2022:
Adjusted operating income	$444	$81	$525
Amortization	(35)	(2)	(37)
Restructuring	(1)	(10)	(11)
Other acquisition and portfolio project costs	—	(2)	(2)
Asset impairments	(5)	—	(5)
Operating income	$403	$67	470
Interest expense			(58)
Other income, net			20
Income before income taxes and equity loss			432
Income tax expense			(59)
Equity loss, net of tax			(67)
Net income			306
Net income attributable to noncontrolling interest			5
Net income attributable to Aptiv			$301

	Signal and Power Solutions	Advanced Safety and User Experience	Total

	(in millions)
For the Nine Months Ended September 30, 2023:
Adjusted operating income	$1,217	$310	$1,527
Amortization	(107)	(70)	(177)
Restructuring	(22)	(59)	(81)
Other acquisition and portfolio project costs	(34)	(11)	(45)
Compensation expense related to acquisitions	—	(20)	(20)
Operating income	$1,054	$150	1,204
Interest expense			(214)
Other income, net			36
Income before income taxes and equity loss			1,026
Income tax benefit			1,248
Equity loss, net of tax			(227)
Net income			2,047
Net income attributable to noncontrolling interest			15
Net loss attributable to redeemable noncontrolling interest			(1)
Net income attributable to Aptiv			$2,033

	Signal and Power Solutions	Advanced Safety and User Experience	Total

	(in millions)
For the Nine Months Ended September 30, 2022:
Adjusted operating income	$995	$67	$1,062
Amortization	(107)	(5)	(112)
Restructuring	(23)	(29)	(52)
Other acquisition and portfolio project costs	(7)	(6)	(13)
Asset impairments	(8)	—	(8)
Other charges related to Ukraine/Russia conflict (1)	(54)	—	(54)
Operating income	$796	$27	823
Interest expense			(157)
Other expense, net			(44)
Income before income taxes and equity loss			622
Income tax expense			(96)
Equity loss, net of tax			(202)
Net income			324
Net loss attributable to noncontrolling interest			(21)
Net income attributable to Aptiv			$345
(1)Primarily consists of charges related to the designation of our former majority owned Russian subsidiary as held for sale as of September 30, 2022. Refer to Note 17. Acquisitions and Divestitures for further information.

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
Disaggregation of Revenue
Revenue generated from Aptiv’s operating segments is disaggregated by primary geographic market in the following tables for the three and nine months ended September 30, 2023 and 2022. Information concerning geographic market reflects the manufacturing location.

For the Three Months Ended September 30, 2023:	Signal and Power Solutions	Advanced Safety and User Experience	Eliminations and Other	Total

	(in millions)
Geographic Market
North America	$1,402	$468	$(3)	$1,867
Europe, Middle East and Africa	967	668	(5)	1,630
Asia Pacific	1,196	305	(6)	1,495
South America	122	—	—	122
Total net sales	$3,687	$1,441	$(14)	$5,114

For the Three Months Ended September 30, 2022:	Signal and Power Solutions	Advanced Safety and User Experience	Eliminations and Other	Total

	(in millions)
Geographic Market
North America	$1,317	$352	$(2)	$1,667
Europe, Middle East and Africa	785	553	(3)	1,335
Asia Pacific	1,214	294	(4)	1,504
South America	108	—	—	108
Total net sales	$3,424	$1,199	$(9)	$4,614

For the Nine Months Ended September 30, 2023:	Signal and Power Solutions	Advanced Safety and User Experience	Eliminations and Other	Total

	(in millions)
Geographic Market
North America	$4,127	$1,458	$(6)	$5,579
Europe, Middle East and Africa	3,049	2,063	(13)	5,099
Asia Pacific	3,325	818	(18)	4,125
South America	329	—	—	329
Total net sales	$10,830	$4,339	$(37)	$15,132

For the Nine Months Ended September 30, 2022:	Signal and Power Solutions	Advanced Safety and User Experience	Eliminations and Other	Total

	(in millions)
Geographic Market
North America	$3,740	$1,022	$(6)	$4,756
Europe, Middle East and Africa	2,440	1,525	(8)	3,957
Asia Pacific	3,094	760	(13)	3,841
South America	295	—	—	295
Total net sales	$9,569	$3,307	$(27)	$12,849
Contract Balances
Contract liabilities solely consist of deferred revenue. As of September 30, 2023, the balance of contract liabilities was $78 million (of which $70 million was recorded in other current liabilities and $8 million was recorded in other long-term liabilities). As of December 31, 2022, the balance of contract liabilities was $99 million (of which $90 million was recorded in other current liabilities and $9 million was recorded in other long-term liabilities). The decrease in the contract liabilities balance was primarily driven by $84 million of revenues recognized during the nine months ended September 30, 2023 that were included in the contract liability balance as of December 31, 2022, partially offset by cash payments received or due in advance of the performance obligation being satisfied.
Contract assets are primarily comprised of unbilled receivables, which consist of amounts related to the Company’s unconditional right to consideration for completed performance obligations that have not been invoiced. As of September 30, 2023, the balance of contract assets was $120 million (of which $52 million was recorded in other current assets and $68 million was recorded in other long-term assets). As of December 31, 2022, the balance of contract assets was $67 million (of which $24 million was recorded in other current assets and $43 million was recorded in other long-term assets).
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
Customer contracts for sales of software and related services are generally represented by a sales contract or purchase order with contract durations typically ranging from one to three years. Remaining performance obligations include contract liabilities and unbilled amounts that will be recognized as revenue in future periods. Transaction price allocated to the remaining performance obligation is based on the standalone selling price. The value of the transaction price allocated to remaining performance obligations under software and related service contracts as of September 30, 2023 was approximately $202 million. The Company expects to recognize approximately 45% of remaining performance obligations as revenue in the next twelve months, and the remainder thereafter.

Costs to Obtain a Contract
From time to time, Aptiv makes payments to customers in conjunction with ongoing business. These payments to customers are generally recognized as a reduction to revenue at the time of the commitment to make these payments. However, certain other payments to customers, or upfront fees, meet the criteria to be considered a cost to obtain a contract as they are directly attributable to a contract, are incremental and management expects the fees to be recoverable. As of September 30, 2023 and December 31, 2022, Aptiv has recorded $63 million (of which $12 million was classified within other current assets and $51 million was classified within other long-term assets) and $78 million (of which $17 million was classified within other current assets and $61 million was classified within other long-term assets), respectively, related to these capitalized upfront fees.
Capitalized upfront fees are amortized to revenue based on the transfer of goods and services to the customer for which the upfront fees relate, which typically range from three to five years. There have been no impairment losses in relation to the costs capitalized. The amount of amortization to net sales was $7 million for the three months ended September 30, 2023 and 2022, and $24 million and $20 million for the nine months ended September 30, 2023 and 2022, respectively.

21. INVESTMENTS IN AFFILIATES
Equity Method Investments
As part of Aptiv’s operations, it has investments in various non-consolidated affiliates accounted for under the equity method of accounting. These affiliates are not publicly traded companies and are located in North America, Europe and Asia Pacific. Aptiv’s ownership percentages vary generally from approximately 20% to 50%, with the most significant investment being in Motional AD LLC (“Motional”) (of which Aptiv owns 50%). Motional was deemed a significant equity investee under Rule 10-01(b) of Regulation S-X for the nine months ended September 30, 2023. Accordingly, summarized interim income statement information of Motional is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in millions)		(in millions)
Net sales	$1	$—	$1	$—
Gross margin	$(101)	$(94)	$(329)	$(280)
Net loss	$(146)	$(139)	$(456)	$(419)
Motional Lease Agreement
In connection with the formation of Motional, Aptiv agreed to sublease certain office space to Motional, which has a remaining lease term of approximately five years as of September 30, 2023. Total income under the agreement was $1 million during the three months ended September 30, 2023 and 2022, and $3 million during the nine months ended September 30, 2023 and 2022. The sublease income and Aptiv’s associated operating lease cost are recorded to cost of sales in the consolidated statement of operations. The Company believes the terms of the lease agreement have not significantly been affected by the fact the Company and the lessee are related parties.
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
As of September 30, 2023 and December 31, 2022, the carrying value of the Company’s investment in TTTech Auto was $195 million and $205 million, respectively, which is included in the Advanced Safety and User Experience segment. As of September 30, 2023 and December 31, 2022, the difference between the amount at which the Company’s investment is carried and the amount of the Company’s share of the underlying equity in net assets of TTTech Auto was approximately $149 million and $151 million, respectively. The basis difference is primarily attributable to equity method goodwill associated with the investment, which is not amortized.
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
The following is a summary of technology investments, which are classified within other long-term assets in the consolidated balance sheets, as of September 30, 2023 and December 31, 2022:

Investment Name	Segment	September 30, 2023	December 31, 2022
		(in millions)
Equity investments without readily determinable fair values:
StradVision, Inc.	Advanced Safety and User Experience	$40	$40
LeddarTech, Inc.	Advanced Safety and User Experience	1	19
Other investments	Various	7	8
Total equity investments without readily determinable fair values		48	67

Publicly traded equity securities:
Smart Eye AB	Advanced Safety and User Experience	4	2
Otonomo Technologies Ltd.	Advanced Safety and User Experience	2	4
Valens Semiconductor Ltd.	Signal and Power Solutions	6	11
Total publicly traded equity securities		12	17

Total investments		$60	$84
In October 2023, Otonomo Technologies Ltd. (“Otonomo”) merged with Urgent.ly, Inc. (“Urgently”) and Aptiv’s Otonomo ordinary shares were converted into Urgently ordinary shares. Upon completion of the merger, shares of Urgently began trading on the Nasdaq Stock Market LLC under the symbol ULY.
In May 2022, the Company’s Advanced Safety and User Experience segment made an investment totaling 50 billion South Korean Won (approximately $40 million, using foreign currency rates on the investment date) in StradVision, Inc., a provider of deep learning-based camera perception software for automotive applications.
As of September 30, 2023, none of the Company’s equity securities were subject to contractual sales restrictions prohibiting the sale of securities.
The Company evaluated the measurement guidance for equity securities without a readily determinable fair value and performed a qualitative assessment of various impairment indicators and concluded that the LeddarTech, Inc. equity investment was impaired in the first quarter of 2023. As a result, the Company recognized an impairment loss of $18 million during the nine months ended September 30, 2023, within other expense, net in the consolidated statement of operations. The impairment recorded is equal to the difference between the fair value of Aptiv’s ownership interest in the investment and its carrying amount.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following management’s discussion and analysis of financial condition and results of operations (“MD&A”) is intended to help you understand the business operations and financial condition of the Company for the three and nine months ended September 30, 2023. This discussion should be read in conjunction with Item 1. Financial Statements. Our MD&A is presented in eight sections:
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
Our total net sales during the three and nine months ended September 30, 2023 were $5.1 billion and $15.1 billion, an increase of 11% and 18% compared to the same periods of 2022, respectively. Our volumes increased 6% for the three months ended September 30, 2023, which reflects volume growth primarily in North America and Europe, as well as increased global automotive production of 4% (5% on an Aptiv weighted market basis, which represents global vehicle production weighted to the geographic regions in which the Company generates its revenue, “AWM”). Our volumes increased 13% for the nine months ended September 30, 2023, which reflects volume growth in all regions, as well as increased global automotive production of 9% (11% on an AWM basis). Our increased net sales also reflects incremental sales as a result of our acquisitions of Wind River Systems, Inc. (“Wind River”) and Intercable Automotive Solutions S.r.l. (“Intercable Automotive”) in the fourth quarter of 2022.
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
Global supply chain disruptions. Due to various factors that are beyond our control, there are currently global supply chain disruptions, including a worldwide semiconductor supply shortage. The semiconductor supply shortage continues to impact production in automotive and other industries. We anticipate these supply chain disruptions may continue through the remainder of 2023. We, along with most automotive component manufacturers that use semiconductors, have suffered interruptions in our production and have been unable to fully meet the vehicle production demands of OEMs at times over the last several years because of events which are outside our control, including but not limited to, the COVID-19 pandemic, the global semiconductor shortage, fires in our suppliers’ facilities, unprecedented weather events, and other extraordinary events. Although we continue to work closely with suppliers and customers to minimize supply disruptions, some of our customers have indicated that they expect us to bear at least some responsibility for their lost production and other costs. While no assurances can be made as to the ultimate outcome of these customer expectations or any other future claims, we do not currently believe a loss is probable. We will continue to actively monitor all direct and indirect potential impacts of these supply chain disruptions, and will seek to aggressively mitigate and minimize their impact on our business.
In addition, we are carrying critical inventory items and key components, and we continue to procure productive, raw material and non-critical inventory components in order to satisfy our customers’ vehicle production schedules. However, as a result of our customers’ recent production volatility and cancellations, our balance of productive, raw and component material inventories has increased substantially from customary levels as of September 30, 2023 and December 31, 2022. We will continue to actively monitor and manage inventory levels across all inventory types in order to maximize both supply continuity and the efficient use of working capital.
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
Our joint venture, Motional AD LLC (“Motional”), began testing fully driverless systems in 2020 and began testing a production-ready autonomous driving platform available for robotaxi providers, meal delivery providers, fleet operators and automotive manufacturers at prototype scale in 2022, with initial production deployments in the fourth quarter of 2023. In addition, Motional is involved in collaborative arrangements with mobility providers and with smart cities such as Boston, Las Vegas, Los Angeles and Singapore as solutions are developed for the evolving nature of the mobility industry. As a result of our substantial investments and strategic partnerships, we believe we are well-aligned with industry technology trends that will result in sustainable future growth in these evolving areas.
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
Economic conditions. Our business is directly related to automotive sales and automotive vehicle production by our customers. Automotive sales depend on a number of factors, including global and regional economic conditions. Global automotive vehicle production increased 5% (5% on an AWM basis) from 2021 to 2022, reflecting increased vehicle production of 10% in North America, 3% in China, and 8% in South America, our smallest region, and a decrease of 1% in Europe. Compared to 2022, vehicle production for the nine months ended September 30, 2023 increased by 9% (11% on an AWM basis).
On September 15, 2023, several of our largest customers’ collective bargaining agreements with the International Union, United Automobile, Aerospace and Agricultural Implement Workers of America (the “UAW”), expired and the UAW subsequently went on strike against General Motors (“GM”), Ford Motor Company (“Ford”) and Stellantis N.V. (“Stellantis”) in the U.S., causing work stoppages at certain of these customers’ vehicle production and parts distribution facilities. Although GM, Ford and Stellantis have each reached tentative agreements with the UAW, these agreements are still subject to union ratification. Assuming there are no further impacts from the work stoppages subsequent to the end of October 2023, we anticipate that these labor strikes will adversely impact revenue by approximately $180 million during the year ended December 31, 2023. However, as these tentative agreements remain subject to ratification, the ultimate impact on our business, and our customers, remains uncertain. Refer to Part I, Item 1A. Risk Factors of our 2022 Annual Report on Form 10-K for further discussion of the risks related to significant disruptions at our or our customers’ manufacturing facilities.
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
Our operations are subject to certain risks inherent in doing business globally, including military conflicts in regions in which we operate, unexpected changes in laws or regulations governing trade, or other monetary or tax fiscal policy changes, including the OECD’s Pillar Two Directive, tariffs, quotas, customs and other import or export restrictions or trade barriers. For instance, the outbreak of an armed conflict in Israel during October 2023 has created numerous uncertainties, including the risk that the conflict spreads to the broader region, and its impact on the global economy. In addition, as described above, the conflict between Ukraine and Russia has also created numerous economic uncertainties, including the potential for further sanctions against Russia, the impact on the global supply chain for raw materials produced in each country, as well as increased logistics costs and transit times, and the actions of automotive OEMs and suppliers as they relate to production plans in each country and within the region. We are also subject to risks associated with actions taken by governmental authorities to impose changes in laws or regulations that restrict certain business operations, trade or travel in response to a pandemic or widespread outbreak of an illness. The impacts of any of these factors mentioned above, among others, could adversely affect our business, business opportunities, results of operations, financial condition and cash flows.
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
We are focused on maintaining a low fixed cost structure that provides us flexibility to remain profitable at all points of the traditional vehicle industry production cycle. As a result, approximately 97% of our hourly workforce is located in best cost countries. Furthermore, we have substantial operational flexibility by leveraging a large workforce of contingent workers, which represented approximately 26% of the hourly workforce as of September 30, 2023. However, we will continue to adjust our cost structure and optimize our manufacturing footprint in response to changes in the global and regional automotive markets and in order to increase investment in advanced technologies and engineering, as evidenced by our ongoing restructuring programs focused on reducing our global overhead costs and on the continued rotation of our manufacturing footprint to best cost locations in Europe. As we continue to operate in a cyclical industry that is impacted by movements in the global and regional economies, we continually evaluate opportunities to further refine our cost structure.
We have a strong balance sheet with gross debt of approximately $6.5 billion and substantial available liquidity of approximately $4.3 billion as of September 30, 2023, consisting of cash and cash equivalents, available financing under our Revolving Credit Facility and committed European accounts receivable factoring facility, and no significant U.S. defined benefit or workforce postretirement health care benefits and employer-paid postretirement basic life insurance benefits (“OPEB”) liabilities. We intend to maintain strong financial discipline by targeting industry-leading earnings growth, cash flow generation and return on invested capital and to maintain sufficient liquidity to sustain our financial flexibility throughout the industry cycle.
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

Three and Nine Months Ended September 30, 2023 versus Three and Nine Months Ended September 30, 2022
The results of operations for the three and nine months ended September 30, 2023 and 2022 were as follows:

	Three Months Ended September 30,					Nine Months Ended September 30,
	2023		2022		Favorable/(unfavorable)	2023		2022		Favorable/(unfavorable)

	(dollars in millions)
Net sales	$5,114		$4,614		$500	$15,132		$12,849		$2,283
Cost of sales	4,221		3,821		(400)	12,615		11,027		(1,588)
Gross margin	893	17.5%	793	17.2%	100	2,517	16.6%	1,822	14.2%	695
Selling, general and administrative	360		275		(85)	1,055		835		(220)
Amortization	59		37		(22)	177		112		(65)
Restructuring	28		11		(17)	81		52		(29)
Operating income	446		470		(24)	1,204		823		381
Interest expense	(75)		(58)		(17)	(214)		(157)		(57)
Other income (expense), net	26		20		6	36		(44)		80
Income before income taxes and equity loss	397		432		(35)	1,026		622		404
Income tax benefit (expense)	1,312		(59)		1,371	1,248		(96)		1,344
Income before equity loss	1,709		373		1,336	2,274		526		1,748
Equity loss, net of tax	(72)		(67)		(5)	(227)		(202)		(25)
Net income	1,637		306		1,331	2,047		324		1,723
Net income (loss) attributable to noncontrolling interest	8		5		3	15		(21)		36
Net loss attributable to redeemable noncontrolling interest	—		—		—	(1)		—		(1)
Net income attributable to Aptiv	1,629		301		1,328	2,033		345		1,688
Mandatory convertible preferred share dividends	—		(15)		15	(29)		(47)		18
Net income attributable to ordinary shareholders	$1,629		$286		$1,343	$2,004		$298		$1,706

Total Net Sales
Below is a summary of our total net sales for the three months ended September 30, 2023 versus September 30, 2022.

	Three Months Ended September 30,			Variance Due To:
	2023	2022	Favorable/(unfavorable)	Volume, net of contractual price reductions	FX	Commodity pass-through	Other	Total

	(in millions)			(in millions)
Total net sales	$5,114	$4,614	$500	$339	$21	$(13)	$153	$500
Total net sales for the three months ended September 30, 2023 increased 11% compared to the three months ended September 30, 2022. Our volumes increased 6% for the period, which primarily reflects volume growth in North America and Europe, as well as increased global automotive production of 4% (5% on an AWM basis). Our total net sales also reflect the impacts of favorable pricing, net of contractual price reductions, of $40 million and net sales as a result of our acquisitions of Wind River and Intercable Automotive of $153 million, which is reflected in Other above. In addition, our net sales reflect net favorable foreign currency impacts, primarily related to the Euro, partially offset by impacts related to the Chinese Yuan Renminbi.
Refer to Note 17. Acquisitions and Divestitures to the consolidated financial statements contained herein for further detail of our business acquisitions.

Below is a summary of our total net sales for the nine months ended September 30, 2023 versus 2022.

	Nine Months Ended September 30,			Variance Due To:
	2023	2022	Favorable/(unfavorable)	Volume, net of contractual price reductions	FX	Commodity pass-through	Other	Total

	(in millions)			(in millions)
Total net sales	$15,132	$12,849	$2,283	$2,004	$(147)	$(81)	$507	$2,283
Total net sales for the nine months ended September 30, 2023 increased 18% compared to the nine months ended September 30, 2022. Our volumes increased 13% for the period, which reflects volume growth in all regions, as well as increased global automotive production of 9% (11% on an AWM basis). Our total net sales also reflect the impacts of favorable pricing, net of contractual price reductions, of $296 million, and net sales as a result of our acquisitions of Wind River and Intercable Automotive of $507 million, which is reflected in Other above. In addition, our net sales reflect net unfavorable foreign currency impacts, primarily related to the Chinese Yuan Renminbi, partially offset by impacts related to the Euro.

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
Cost of sales increased $400 million for the three months ended September 30, 2023 compared to the three months ended September 30, 2022, as summarized below. The Company’s material cost of sales was approximately 55% of net sales in both the three months ended September 30, 2023 and 2022.

	Three Months Ended September 30,			Variance Due To:
	2023	2022	Favorable/(unfavorable)	Volume (a)	FX	Operational performance	Other	Total

	(dollars in millions)			(in millions)
Cost of sales	$4,221	$3,821	$(400)	$(211)	$(38)	$(19)	$(132)	$(400)
Gross margin	$893	$793	$100	$128	$(17)	$(19)	$8	$100
Percentage of net sales	17.5%	17.2%
(a)Presented net of contractual price reductions for gross margin variance.
The increase in cost of sales reflects increased volumes, unfavorable impacts from currency exchange and the impacts of operational performance. Our operational performance for the three months ended September 30, 2023 includes approximately $90 million of increased costs for semiconductors and commodities, as well as approximately $15 million of decreased costs, primarily related to material logistics costs associated with the global supply chain disruptions due to the worldwide semiconductor shortage and other extraordinary events. Cost of sales was also impacted by the following items in Other above:
•Increased costs of $112 million resulting from the operations of the businesses acquired; partially offset by
•$13 million of decreased commodity pass-through costs.

Cost of sales increased $1,588 million for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022, as summarized below. The Company’s material cost of sales was approximately 55% of net sales in both the nine months ended September 30, 2023 and 2022.

	Nine Months Ended September 30,			Variance Due To:
	2023	2022	Favorable/(unfavorable)	Volume (a)	FX	Operational performance	Other	Total

	(dollars in millions)			(in millions)
Cost of sales	$12,615	$11,027	$(1,588)	$(1,224)	$18	$(70)	$(312)	$(1,588)
Gross margin	$2,517	$1,822	$695	$780	$(129)	$(70)	$114	$695
Percentage of net sales	16.6%	14.2%
(a)Presented net of contractual price reductions for gross margin variance.

The increase in cost of sales reflects increased volumes and the impacts of operational performance, partially offset by favorable impacts from currency exchange. Our operational performance for the nine months ended September 30, 2023 includes approximately $275 million of increased costs for semiconductors and commodities, as well as approximately $95 million of decreased costs, primarily related to material logistics costs associated with the global supply chain disruptions due to the worldwide semiconductor shortage and other extraordinary events. Cost of sales was also impacted by the following items in Other above:
•Increased costs of $346 million resulting from the operations of the businesses acquired; and
•Increased incentive compensation costs of $35 million; partially offset by
•$81 million of decreased commodity pass-through costs.

Selling, General and Administrative Expense

	Three Months Ended September 30,
	2023	2022	Favorable/ (unfavorable)

	(dollars in millions)
Selling, general and administrative expense	$360	$275	$(85)
Percentage of net sales	7.0%	6.0%

	Nine Months Ended September 30,
	2023	2022	Favorable/ (unfavorable)

	(dollars in millions)
Selling, general and administrative expense	$1,055	$835	$(220)
Percentage of net sales	7.0%	6.5%
Selling, general and administrative expense (“SG&A”) includes administrative expenses, information technology costs, incentive compensation related costs and selling and marketing expenses. SG&A increased as a percentage of sales for the three and nine months ended September 30, 2023 compared to 2022, primarily due to the inclusion of costs from the operations of the businesses acquired, partially offset by increased sales.

Amortization

	Three Months Ended September 30,
	2023	2022	Favorable/ (unfavorable)

	(in millions)
Amortization	$59	$37	$(22)

	Nine Months Ended September 30,
	2023	2022	Favorable/ (unfavorable)

	(in millions)
Amortization	$177	$112	$(65)
Amortization expense reflects the non-cash charge related to definite-lived intangible assets. The increase in amortization during the three and nine months ended September 30, 2023 compared to 2022 is primarily attributable to the acquisitions of Wind River and Intercable Automotive in the fourth quarter of 2022. Refer to Note 17. Acquisitions and Divestitures to the consolidated financial statements contained herein for further detail of our business acquisitions, including details of the intangible assets recorded in each transaction.

Restructuring

	Three Months Ended September 30,
	2023	2022	Favorable/ (unfavorable)

	(dollars in millions)
Restructuring	$28	$11	$(17)
Percentage of net sales	0.5%	0.2%

	Nine Months Ended September 30,
	2023	2022	Favorable/ (unfavorable)

	(dollars in millions)
Restructuring	$81	$52	$(29)
Percentage of net sales	0.5%	0.4%
The Company recorded employee-related and other restructuring charges totaling approximately $28 million and $81 million during the three and nine months ended September 30, 2023, respectively. The charges recorded during the nine months ended September 30, 2023 included the recognition of approximately $27 million of employee-related and other costs related to the initiation of the closure of a Western European manufacturing site within the Advanced Safety and User Experience segment pursuant to the Company’s ongoing European footprint rotation strategy. Cash payments related to this restructuring action are expected to be principally completed in 2024. We expect to make cash payments of approximately $55 million over the next twelve months pursuant to currently implemented restructuring programs.
The Company recorded employee-related and other restructuring charges totaling approximately $11 million and $52 million during the three and nine months ended September 30, 2022, respectively.
We expect to continue to incur additional restructuring expense in 2023 and beyond, primarily related to programs focused on reducing global overhead costs and on the continued rotation of our manufacturing footprint to best cost locations in Europe, which includes approximately $45 million (of which approximately $40 million relates to the Advanced Safety and User Experience segment and approximately $5 million relates to the Signal and Power Solutions segment) for programs approved as of September 30, 2023. Additionally, as we continue to operate in a cyclical industry that is impacted by movements in the global and regional economies, we continually evaluate opportunities to further adjust our cost structure and optimize our manufacturing footprint. The Company plans to implement additional restructuring activities in the future, if necessary, in order to align manufacturing capacity and other costs with prevailing regional automotive production levels and locations, to improve the efficiency and utilization of other locations and in order to increase investment in advanced technologies and engineering. Such future restructuring actions are dependent on market conditions, customer actions and other factors.
Refer to Note 7. Restructuring to the consolidated financial statements contained herein for additional information.

Interest Expense

	Three Months Ended September 30,
	2023	2022	Favorable/ (unfavorable)

	(in millions)
Interest expense	$75	$58	$(17)

	Nine Months Ended September 30,
	2023	2022	Favorable/ (unfavorable)

	(in millions)
Interest expense	$214	$157	$(57)
The increase in interest expense during the three months ended September 30, 2023 compared to 2022 includes impacts of an increased interest rate on the Tranche A Term Loan, while the increase in interest expense during the nine months ended

September 30, 2023 compared to 2022 also reflects the issuance of $2.5 billion in aggregate principal amount of senior unsecured notes in February 2022 (the “2022 Senior Notes”). Refer to Note 8. Debt to the consolidated financial statements contained herein for additional information.

Other Income, Net

	Three Months Ended September 30,
	2023	2022	Favorable/ (unfavorable)

	(in millions)
Other income, net	$26	$20	$6

	Nine Months Ended September 30,
	2023	2022	Favorable/ (unfavorable)

	(in millions)
Other income (expense), net	$36	$(44)	$80
Other income, net for the three months ended September 30, 2023 includes interest income of $30 million. Other income, net for the nine months ended September 30, 2023 includes interest income of $76 million, partially offset by an impairment loss of $18 million recognized for Aptiv’s equity investments without readily determinable fair values and $6 million recognized for the change in fair value of publicly traded equity securities.
Other income (expense), net for the three and nine months ended September 30, 2022 includes interest income of $26 million and $35 million, respectively, offset by losses of $6 million and $55 million, respectively, recognized for the change in fair value of publicly traded equity securities.
Refer to Note 16. Other Income, net to the consolidated financial statements contained herein for additional information.

Income Taxes

	Three Months Ended September 30,
	2023	2022	Favorable/ (unfavorable)

	(in millions)
Income tax (benefit) expense	$(1,312)	$59	$1,371

	Nine Months Ended September 30,
	2023	2022	Favorable/ (unfavorable)

	(in millions)
Income tax (benefit) expense	$(1,248)	$96	$1,344
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
The Company’s effective tax rate for the three and nine months ended September 30, 2023 includes net discrete tax benefits of approximately $1,386 million and $1,411 million, respectively, primarily related to the Company’s actual and anticipated transfers of intellectual property, as described below. The Company’s effective tax rate for the three and nine months ended September 30, 2022 includes net discrete tax benefits of approximately $1 million and $5 million, respectively, primarily related to provision to return adjustments, net changes in accruals for unremitted earnings and changes in reserves.

On December 15, 2022, the European Union (the “E.U.”) Member States formally adopted the Pillar Two Directive, which generally provides for a minimum effective tax rate of 15%, as established by the Organisation for Economic Co-operation and Development (the “OECD”) Pillar Two Framework. The OECD continues to release additional guidance on these rules. While the framework was issued without opposition from representatives from over 130 countries participating in the OECD’s consultative process, not all countries are actively changing their tax laws to adopt certain parts of the OECD’s proposals. Some countries have indicated they do not support the OECD efforts. The Company is proactively responding to these anticipated tax policy changes, as described below, and will continue to closely monitor developments and analyze the potential impacts these new rules may have on our effective tax rate.
In response to the OECD’s Pillar Two Directive, the Company initiated changes to its corporate entity structure, including intra-entity transfers of certain intellectual property to one of its subsidiaries in Switzerland during the third quarter of 2023. Furthermore, during the three months ended September 30, 2023, the Company’s Swiss subsidiary was granted a ten year tax incentive, beginning in 2024. The total income tax benefit recorded as a result of the actual and anticipated intra-entity transfers of intellectual property and tax incentive, all as described above, combined with related additional current year tax expense as a result of the transactions, was approximately $1,360 million during the three months ended September 30, 2023.
Refer to Note 11. Income Taxes to the consolidated financial statements contained herein for additional information.

Equity Loss

	Three Months Ended September 30,
	2023	2022	Favorable/ (unfavorable)

	(in millions)
Equity loss, net of tax	$72	$67	$(5)

	Nine Months Ended September 30,
	2023	2022	Favorable/ (unfavorable)

	(in millions)
Equity loss, net of tax	$227	$202	$(25)
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
The reconciliation of Adjusted Operating Income to operating income includes, as applicable, amortization, restructuring, other acquisition and portfolio project costs (which includes costs incurred to integrate acquired businesses and to plan and execute product portfolio transformation actions, including business and product acquisitions and divestitures), asset impairments and other related charges, compensation expense related to acquisitions and gains (losses) on business divestitures and other transactions. The reconciliations of Adjusted Operating Income to net income attributable to Aptiv for the three and nine months ended September 30, 2023 and 2022 are as follows:

	Signal and Power Solutions	Advanced Safety and User Experience	Total

	(in millions)
For the Three Months Ended September 30, 2023:
Adjusted operating income	$451	$109	$560
Amortization	(35)	(24)	(59)
Restructuring	(7)	(21)	(28)
Other acquisition and portfolio project costs	(14)	(6)	(20)
Compensation expense related to acquisitions	—	(7)	(7)
Operating income	$395	$51	446
Interest expense			(75)
Other income, net			26
Income before income taxes and equity loss			397
Income tax benefit			1,312
Equity loss, net of tax			(72)
Net income			1,637
Net income attributable to noncontrolling interest			8
Net income attributable to Aptiv			$1,629

	Signal and Power Solutions	Advanced Safety and User Experience	Total

	(in millions)
For the Three Months Ended September 30, 2022:
Adjusted operating income	$444	$81	$525
Amortization	(35)	(2)	(37)
Restructuring	(1)	(10)	(11)
Other acquisition and portfolio project costs	—	(2)	(2)
Asset impairments	(5)	—	(5)
Operating income	$403	$67	470
Interest expense			(58)
Other income, net			20
Income before income taxes and equity loss			432
Income tax expense			(59)
Equity loss, net of tax			(67)
Net income			306
Net income attributable to noncontrolling interest			5
Net income attributable to Aptiv			$301

	Signal and Power Solutions	Advanced Safety and User Experience	Total

	(in millions)
For the Nine Months Ended September 30, 2023:
Adjusted operating income	$1,217	$310	$1,527
Amortization	(107)	(70)	(177)
Restructuring	(22)	(59)	(81)
Other acquisition and portfolio project costs	(34)	(11)	(45)
Compensation expense related to acquisitions	—	(20)	(20)
Operating income	$1,054	$150	1,204
Interest expense			(214)
Other income, net			36
Income before income taxes and equity loss			1,026
Income tax benefit			1,248
Equity loss, net of tax			(227)
Net income			2,047
Net income attributable to noncontrolling interest			15
Net loss attributable to redeemable noncontrolling interest			(1)
Net income attributable to Aptiv			$2,033

	Signal and Power Solutions	Advanced Safety and User Experience	Total

	(in millions)
For the Nine Months Ended September 30, 2022:
Adjusted operating income	$995	$67	$1,062
Amortization	(107)	(5)	(112)
Restructuring	(23)	(29)	(52)
Other acquisition and portfolio project costs	(7)	(6)	(13)
Asset impairments	(8)	—	(8)
Other charges related to Ukraine/Russia conflict (1)	(54)	—	(54)
Operating income	$796	$27	823
Interest expense			(157)
Other expense, net			(44)
Income before income taxes and equity loss			622
Income tax expense			(96)
Equity loss, net of tax			(202)
Net income			324
Net loss attributable to noncontrolling interest			(21)
Net income attributable to Aptiv			$345
(1)Primarily consists of charges related to the designation of our former majority owned Russian subsidiary as held for sale as of September 30, 2022. Refer to Note 17. Acquisitions and Divestitures to the consolidated financial statements contained herein for further information.

Net sales, gross margin as a percentage of net sales and Adjusted Operating Income by segment for the three and nine months ended September 30, 2023 and 2022 are as follows:

Net Sales by Segment

	Three Months Ended September 30,			Variance Due To:
	2023	2022	Favorable/ (unfavorable)	Volume, net of contractual price reductions	FX	Commodity pass-through	Other	Total

	(in millions)			(in millions)
Signal and Power Solutions	$3,687	$3,424	$263	$186	$20	$(13)	$70	$263
Advanced Safety and User Experience	1,441	1,199	242	158	1	—	83	242
Eliminations and Other	(14)	(9)	(5)	(5)	—	—	—	(5)
Total	$5,114	$4,614	$500	$339	$21	$(13)	$153	$500

	Nine Months Ended September 30,			Variance Due To:
	2023	2022	Favorable/(unfavorable)	Volume, net of contractual price reductions	FX	Commodity pass-through	Other	Total

	(in millions)			(in millions)
Signal and Power Solutions	$10,830	$9,569	$1,261	$1,262	$(125)	$(81)	$205	$1,261
Advanced Safety and User Experience	4,339	3,307	1,032	753	(23)	—	302	1,032
Eliminations and Other	(37)	(27)	(10)	(11)	1	—	—	(10)
Total	$15,132	$12,849	$2,283	$2,004	$(147)	$(81)	$507	$2,283

Gross Margin Percentage by Segment

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Signal and Power Solutions	18.6%	19.0%	17.6%	16.3%
Advanced Safety and User Experience	14.3%	11.9%	14.1%	7.9%
Total	17.5%	17.2%	16.6%	14.2%
Adjusted Operating Income by Segment

	Three Months Ended September 30,			Variance Due To:
	2023	2022	Favorable/ (unfavorable)	Volume, net of contractual price reductions	Operational performance	Other	Total

	(in millions)			(in millions)
Signal and Power Solutions	$451	$444	$7	$79	$(15)	$(57)	$7
Advanced Safety and User Experience	109	81	28	49	(4)	(17)	28
Total	$560	$525	$35	$128	$(19)	$(74)	$35

As noted in the table above, Adjusted Operating Income for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022 was impacted by volume, including product mix, as well as the impacts of favorable pricing, net of contractual price reductions, of $40 million, and operational performance. Our operational performance for the three months ended September 30, 2023 includes approximately $90 million of increased costs for semiconductors and commodities, as well as approximately $15 million of decreased costs, primarily related to material logistics costs associated with the global supply chain disruptions due to the worldwide semiconductor shortage and other extraordinary events. Other in the table above includes increased earnings resulting from the operations of the businesses acquired, as well as the following items:
•$35 million of increased SG&A expense, including increased incentive compensation costs, and excluding SG&A expenses from the operations of the businesses acquired as well as the impact of other acquisition and portfolio project costs; and
•$21 million of unfavorable foreign currency impacts, primarily related to the Mexican Peso.

	Nine Months Ended September 30,			Variance Due To:
	2023	2022	Favorable/(unfavorable)	Volume, net of contractual price reductions	Operational performance	Other	Total

	(in millions)			(in millions)
Signal and Power Solutions	$1,217	$995	$222	$467	$(47)	$(198)	$222
Advanced Safety and User Experience	310	67	243	313	(23)	(47)	243
Total	$1,527	$1,062	$465	$780	$(70)	$(245)	$465
As noted in the table above, Adjusted Operating Income for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022 was impacted by volume, including product mix, as well as the impacts of favorable pricing, net of contractual price reductions, of $296 million, and operational performance. Our operational performance for the nine months ended September 30, 2023 includes approximately $275 million of increased costs for semiconductors and commodities, as well as approximately $95 million of decreased costs, primarily related to material logistics costs associated with the global supply chain disruptions due to the worldwide semiconductor shortage and other extraordinary events. Other in the table above includes increased earnings resulting from the operations of the businesses acquired, as well as the following items:
•$128 million of unfavorable foreign currency impacts, primarily related to the Mexican Peso and Chinese Yuan Renminbi; and
•$85 million of increased SG&A expense, including increased incentive compensation costs, and excluding SG&A expenses from the operations of the businesses acquired as well as the impact of other acquisition and portfolio project costs.

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

As of September 30, 2023, we had cash and cash equivalents of $1.8 billion and net debt (defined as outstanding debt less cash and cash equivalents) of $4.7 billion. The following table summarizes our available liquidity, which includes cash, cash equivalents and funds available under our significant committed credit facilities, as of September 30, 2023:

September 30, 2023

(in millions)
Cash and cash equivalents	$1,808
Revolving Credit Facility, unutilized portion (1)	2,000
Committed European accounts receivable factoring facility, unutilized portion (2)	473
Total available liquidity	$4,281
(1)Availability reduced by less than $1 million in letters of credit issued under the Credit Agreement as of September 30, 2023.
(2)Based on September 30, 2023 foreign currency rates, subject to the availability of eligible accounts receivable.
Despite the current global economic impacts and uncertainties resulting from the conflict between Ukraine and Russia, the ongoing global supply chain disruptions, the COVID-19 pandemic and the resulting direct and indirect impacts on global vehicle production, we currently expect existing cash, available liquidity and cash flows from operations to continue to be sufficient to fund our global operating activities, including restructuring payments and capital expenditures.
We also continue to expect to be able to move funds between different countries to manage our global liquidity needs without material adverse tax implications, subject to current monetary policies. We utilize a combination of strategies, including dividends, cash pooling arrangements, intercompany loan repayments and other distributions and advances to provide the funds necessary to meet our global liquidity needs. There are no significant restrictions on the ability of our subsidiaries to pay dividends or make other distributions to Aptiv. As of September 30, 2023, the Company’s cash and cash equivalents held by our non-U.S. subsidiaries totaled approximately $1.7 billion. If additional non-U.S. cash was needed for our U.S. operations, we may be required to accrue and pay withholding if we were to distribute such funds from non-U.S. subsidiaries to the U.S.; however, based on our current liquidity needs and strategies, we do not anticipate a need to accrue and pay such additional amounts.
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
Prior to their conversion, holders of the MCPS were entitled to receive, when and if declared by the Company’s Board of Directors, cumulative dividends at the annual rate of 5.50% of the liquidation preference of $100 per share (equivalent to $5.50 annually per share), payable in cash or, subject to certain limitations, by delivery of the Company’s ordinary shares or any combination of cash and the Company’s ordinary shares, at the Company’s election. Dividends on the MCPS were payable quarterly on March 15, June 15, September 15 and December 15 of each year (commencing on September 15, 2020 to, and including June 15, 2023), to the holders of record of the MCPS as they appeared on the Company’s share register at the close of business on the immediately preceding March 1, June 1, September 1 and December 1, respectively. Refer to Note 12. Shareholders’ Equity and Net Income Per Share to the consolidated financial statements contained herein for further detail on the June 2020 public equity offering.
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

There were no shares repurchased during the three months ended September 30, 2023. A summary of the ordinary shares repurchased during the nine months ended September 30, 2023 is as follows:

Total number of shares repurchased	872,774
Average price paid per share	$112.03
Total (in millions)	$98
There were also no shares repurchased during the three and nine months ended September 30, 2022. As of September 30, 2023, approximately $1,915 million of share repurchases remained available under the January 2019 share repurchase program. All previously repurchased shares were retired, and are reflected as a reduction of ordinary share capital for the par value of the shares, with the excess applied as reductions to additional paid-in-capital and retained earnings.
Dividends from Equity Investments
During the nine months ended September 30, 2023, Aptiv received a dividend of $5 million from its equity method investments. During the three months ended September 30, 2022, Aptiv received a dividend of $3 million from its equity method investments. The dividends were recognized as a reduction to the investment and represented a return on investment included in cash flows from operating activities.
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

Technology Investments—In October 2023, Otonomo Technologies Ltd. (“Otonomo”) merged with Urgent.ly, Inc. (“Urgently”) and Aptiv’s Otonomo ordinary shares were converted into Urgently ordinary shares. Upon completion of the merger, shares of Urgently began trading on the Nasdaq Stock Market LLC under the symbol ULY.
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
Credit Agreement
Aptiv PLC and its wholly-owned subsidiary Aptiv Corporation entered into a credit agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent (the “Administrative Agent”), under which it maintains a senior unsecured credit facility currently consisting of a revolving credit facility of $2 billion (the “Revolving Credit Facility”). As of September 30, 2023, the Company also maintained a senior unsecured credit facility in the form of a term loan (the “Tranche A Term Loan”). On October 27, 2023, the Company fully repaid the outstanding principal balance of $301 million on the Tranche A Term Loan, utilizing cash on hand. Aptiv Global Financing Limited (“AGFL”), a wholly-owned subsidiary of Aptiv PLC, previously executed a joinder agreement to the Credit Agreement, which allows it to act as a borrower under the Credit Agreement, and a guaranty supplement, under which AGFL guarantees the obligations under the Credit Agreement, subject to certain exceptions.
The Credit Agreement was entered into in March 2011 and has been subsequently amended and restated on several occasions, most recently on June 24, 2021, and was further amended on April 19, 2023. The June 2021 amendment, among other things, (1) refinanced and replaced the term loan A and revolver with a new term loan A with an original maturity in 2026, and a new five-year revolving credit facility with aggregate commitments of $2 billion, (2) utilized the Company’s existing sustainability-linked metrics and commitments, that, if achieved, would change the facility fee and interest rate margins as described below, and (3) established the leverage ratio maintenance covenant that requires the Company to maintain total net leverage (as calculated in accordance with the Credit Agreement) of less than 3.5 to 1.0 (or 4.0 to 1.0 for four full fiscal quarters following completion of material acquisitions, as defined in the Credit Agreement) and allowed for dividends and other payments on equity. Effective from the date of the April 2023 amendment, all interest rate benchmarks within the Credit Agreement that were previously based on the London Interbank Offered Rate (“LIBOR”) were transitioned to a rate based on the Secured Overnight Financing Rate (“SOFR”). The Credit Agreement also contains an accordion feature that permits Aptiv to increase, from time to time, the aggregate borrowing capacity under the Credit Agreement by up to an additional $1 billion upon Aptiv’s request, the agreement of the lenders participating in the increase, and the approval of the Administrative Agent.
The Revolving Credit Facility matures on June 24, 2026. Since the third quarter of 2022, Aptiv had been obligated to make quarterly principal payments on the Tranche A Term Loan according to the amortization schedule in the Credit Agreement.
As of September 30, 2023, Aptiv had no amounts outstanding under the Revolving Credit Facility and less than $1 million in letters of credit were issued under the Credit Agreement. Letters of credit issued under the Credit Agreement reduce availability under the Revolving Credit Facility. No amounts were drawn on the Revolving Credit Facility during the nine months ended September 30, 2023.
As of September 30, 2023, loans under the Credit Agreement bore interest, at Aptiv’s option, at either (a) the Administrative Agent’s Alternate Base Rate (“ABR” as defined in the Credit Agreement) or (b) SOFR plus in either case a percentage per annum as set forth in the table below (the “Applicable Rate”). As of December 31, 2022, loans under the Credit Agreement bore interest, at Aptiv’s option, at either (a) ABR or (b) LIBOR plus in either case a percentage per annum as set forth in the table below. The rates under the Credit Agreement on the specified dates are set forth below:

	September 30, 2023		December 31, 2022
	SOFR plus	ABR plus	LIBOR plus	ABR plus
Revolving Credit Facility	1.06%	0.06%	1.06%	0.06%
Tranche A Term Loan	1.105%	0.105%	1.105%	0.105%
The Applicable Rate under the Credit Agreement, as well as the facility fee, may increase or decrease from time to time based on changes in the Company’s credit ratings and whether the Company achieves or fails to achieve certain sustainability-linked targets with respect to greenhouse gas emissions and workplace safety. Such adjustments may be up to 0.04% per annum on interest rate margins on the Revolving Credit Facility, 0.02% per annum on interest rate margins on the Tranche A Term Loan and 0.01% per annum on the facility fee. Accordingly, the interest rate is subject to fluctuation during the term of the Credit Agreement based on changes in the ABR, SOFR (after the April 2023 amendment), LIBOR (before the April 2023 amendment), changes in the Company’s corporate credit ratings or whether the Company achieves or fails to achieve its sustainability-linked targets. The Credit Agreement also requires that Aptiv pay certain facility fees on the Revolving Credit Facility, which are also subject to adjustment based on the sustainability-linked targets as described above, and certain letter of credit issuance and fronting fees. The Company achieved the sustainability-linked targets for the 2022 calendar year, and the interest rate margins and facility fees were reduced from the Applicable Rate, by the amounts specified above, effective in the third quarter of 2023.
The interest rate period with respect to SOFR interest rate options can be set at one-, three-, or six-months as selected by Aptiv in accordance with the terms of the Credit Agreement (or other period as may be agreed by the applicable lenders). Aptiv may elect to change the selected interest rate option in accordance with the provisions of the Credit Agreement. As of September 30, 2023, Aptiv selected the one-month SOFR interest rate option on the Tranche A Term Loan, and the rate effective as of September 30, 2023, as detailed in the table below, was based on the Company’s current credit rating and the Applicable Rate for the Credit Agreement:

		Borrowings as of
		September 30, 2023	Rates effective as of
	Applicable Rate	(in millions)	September 30, 2023
Tranche A Term Loan	SOFR plus 1.105%	$301	6.52%
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
The Credit Agreement also contains events of default customary for financings of this type. The Company was in compliance with the Credit Agreement covenants as of September 30, 2023.
As of September 30, 2023, all obligations under the Credit Agreement were borrowed by Aptiv Corporation and jointly and severally guaranteed by AGFL and Aptiv PLC, subject to certain exceptions set forth in the Credit Agreement.
Senior Unsecured Notes
As of September 30, 2023, the Company had the following senior unsecured notes issued and outstanding:

Aggregate Principal Amount (in millions)	Stated Coupon Rate	Issuance Date	Maturity Date	Interest Payment Date

$700	2.396%	February 2022	February 2025	February 18 and August 18
$735	1.50%	March 2015	March 2025	March 10
$525	1.60%	September 2016	September 2028	September 15
$300	4.35%	March 2019	March 2029	March 15 and September 15
$800	3.25%	February 2022	March 2032	March 1 and September 1
$300	4.40%	September 2016	October 2046	April 1 and October 1
$350	5.40%	March 2019	March 2049	March 15 and September 15
$1,500	3.10%	November 2021	December 2051	June 1 and December 1
$1,000	4.15%	February 2022	May 2052	May 1 and November 1
Although the specific terms of each indenture governing each series of senior notes vary, the indentures contain certain restrictive covenants, including with respect to Aptiv’s (and Aptiv’s subsidiaries’) ability to incur liens, enter into sale and leaseback transactions and merge with or into other entities. As of September 30, 2023, the Company was in compliance with the provisions of all series of the outstanding senior notes. Refer to Note 8. Debt to the consolidated financial statements contained herein for additional information.

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

Obligor Group

Nine Months Ended September 30, 2023	(in millions)
Net sales	$—
Gross margin	$—
Operating loss	$(48)
Net loss	$(173)
Net loss attributable to Aptiv	$(173)

As of September 30, 2023:
Current assets (1)	$9,384
Long-term assets (2)	$537
Current liabilities (3)	$12,816
Long-term liabilities (3)	$6,635
Noncontrolling interest	$—

As of December 31, 2022:
Current assets (1)	$5,340
Long-term assets (2)	$516
Current liabilities (3)	$7,372
Long-term liabilities (3)	$6,668
Noncontrolling interest	$—
(1)Includes current assets of $8,417 million and $4,763 million due from Non-Guarantors as of September 30, 2023 and December 31, 2022, respectively. The balance as of December 31, 2022 includes amounts due from affiliates of $1 million.
(2)Includes long-term assets of $529 million and $507 million due from Non-Guarantors as of September 30, 2023 and December 31, 2022, respectively.
(3)Includes current liabilities of $12,732 million and $7,261 million, and long-term liabilities of $226 million and $226 million, due to Non-Guarantors as of September 30, 2023 and December 31, 2022, respectively.
Other Financing
Receivable factoring—Aptiv maintains a €450 million European accounts receivable factoring facility that is available on a committed basis and allows for factoring of receivables denominated in both Euros and U.S. dollars (“USD”). This facility is accounted for as short-term debt and borrowings are subject to the availability of eligible accounts receivable. Collateral is not required related to these trade accounts receivable. This facility became effective on January 1, 2021 and has a term of three years, subject to Aptiv’s right to terminate at any time with three months’ notice. After expiration of the three-year term, either party can terminate with three months’ notice. Borrowings denominated in Euros under the facility bear interest at the three-

month Euro Interbank Offered Rate (“EURIBOR”) plus 0.50%. As of December 31, 2022, USD borrowings bore interest at two-month LIBOR plus 0.50%, with borrowings under either denomination carrying a minimum interest rate of 0.20%. Effective in the second quarter of 2023, this facility was amended to replace the interest rate on USD borrowings with two-month SOFR plus 0.50%, effective as of the date of the amendment. As of September 30, 2023 and December 31, 2022, Aptiv had no amounts drawn on the European accounts receivable factoring facility. No amounts were drawn under the European accounts receivable factoring facility during the nine months ended September 30, 2023.
Finance leases and other—As of September 30, 2023 and December 31, 2022, approximately $37 million and $38 million, respectively, of other debt primarily issued by certain non-U.S. subsidiaries and finance lease obligations were outstanding. Included within the total as of September 30, 2023, were obligations outstanding of approximately $17 million under supplier finance programs, which were recorded as short-term debt in the consolidated balance sheet. These obligations generally mature 90 days after issuance and require that Aptiv maintain a contractually defined minimum cash balance with the issuing bank.
Letter of credit facilities—In addition to the letters of credit issued under the Credit Agreement, Aptiv had approximately $5 million and $3 million outstanding through other letter of credit facilities as of September 30, 2023 and December 31, 2022, respectively, primarily to support arrangements and other obligations at certain of its subsidiaries.
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
Operating activities—Net cash provided by operating activities totaled $1,272 million and $330 million for the nine months ended September 30, 2023 and 2022, respectively. Cash flows provided by operating activities for the nine months ended September 30, 2023 consisted primarily of net earnings of $2,047 million, increased by $700 million for non-cash charges for depreciation, amortization and pension costs, partially offset by $1,408 million related to non-cash changes in deferred income taxes, primarily from the tax benefit associated with the actual and anticipated intra-entity transfers of certain intellectual property and $390 million related to changes in operating assets and liabilities, net of restructuring and pension contributions. Cash flows provided by operating activities for the nine months ended September 30, 2022 consisted primarily of net earnings of $324 million, increased by $599 million for non-cash charges for depreciation, amortization and pension costs, partially offset by $918 million related to changes in operating assets and liabilities, net of restructuring and pension contributions.
Investing activities—Net cash used in investing activities totaled $795 million for the nine months ended September 30, 2023, as compared to $913 million for the nine months ended September 30, 2022. The decrease in usage is primarily attributable to $83 million paid for business acquisitions and other transactions during the nine months ended September 30, 2023 as compared to $220 million during the nine months ended September 30, 2022, partially offset by increased capital expenditures of $37 million.
Financing activities—Net cash used in financing activities totaled $201 million for the nine months ended September 30, 2023 and net cash provided by financing activities totaled $2,376 million for the nine months ended September 30, 2022. Cash flows used in financing activities for the nine months ended September 30, 2023 primarily included $98 million paid to repurchase ordinary shares and $32 million of MCPS dividend payments. Cash flows provided by financing activities for the nine months ended September 30, 2022 primarily included $2,472 million received from the issuance of the 2022 Senior Notes, partially offset by $47 million of MCPS dividend payments.
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
Critical Accounting Estimates
There have been no significant changes in our critical accounting estimates during the three and nine months ended September 30, 2023.

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
As of September 30, 2023, the Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated, for disclosure purposes, the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective to provide reasonable assurance that the desired control objectives were achieved as of September 30, 2023.
Changes in Internal Control over Financial Reporting
There were no material changes in the Company’s internal controls over financial reporting during the three and nine months ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting. As noted in our Annual Report on Form 10-K for the year ended December 31, 2022, given the timing of the acquisitions in 2022, the Company is integrating the acquired operations of Wind River Systems, Inc. (“Wind River”) and Intercable Automotive Solutions S.r.l. (“Intercable Automotive) into the Company’s operations, compliance programs and internal control processes. Specifically, as permitted by SEC rules and regulations, the Company has excluded Wind River and Intercable Automotive from management’s evaluation of internal controls over financial reporting as of December 31, 2022.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
There were no repurchases of equity securities during the three months ended September 30, 2023. In January 2019, the Board of Directors authorized a share repurchase program of up to $2.0 billion. This program follows the completion of the previously announced share repurchase program of $1.5 billion, which was approved by the Board of Directors in April 2016. As of September 30, 2023, approximately $1,915 million remained available for repurchases pursuant to these programs.

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
The following table describes contracts, instructions or written plans for the sale or purchase of our securities adopted by our executive officers and directors during the third quarter of 2023, each of which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c), referred to as Rule 10b5-1 trading plans.

Name and Title	Action	Date of Adoption of Rule 10b5-1 Trading Plan	Scheduled Expiration Date of Rule 10b5-1 Trading Plan (1)	Aggregate Number of Securities to be Purchased or Sold
Allan J. Brazier Vice President and Chief Accounting Officer	Adoption	8/7/2023	5/2/2024	Sale of 7,513 ordinary shares
Obed D. Louissaint Senior Vice President and Chief People Officer	Adoption	9/12/2023	7/19/2024	Sale of 12,000 ordinary shares
(1)In each case, a trading plan may also expire on such earlier dates as all transactions under the trading plan are completed.
During the third quarter of 2023, no executive officer or director of the Company adopted, modified or terminated any non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

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

Dated: November 2, 2023