Form 10-K
period 2023-12-31
Aptiv PLC
filed 2024-02-06
CIK 1521332

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
The aggregate market value of the ordinary shares held by non-affiliates of the registrant as of June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, was $28,792,327,747 (based on the closing sale price of the registrant’s ordinary shares on that date as reported on the New York Stock Exchange).
The number of the registrant’s ordinary shares outstanding, $0.01 par value per share as of February 2, 2024, was 279,036,041.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement related to the 2024 Annual General Meeting of Shareholders to be filed subsequently are incorporated by reference into Part III of this Form 10-K.

APTIV PLC

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
This Annual Report on Form 10-K, including the exhibits being filed as part of this report, as well as other statements made by Aptiv PLC (“Aptiv,” the “Company,” “we,” “us” and “our”), contain forward-looking statements that reflect, when made, the Company’s current views with respect to current events, certain investments and acquisitions and financial performance. Such forward-looking statements are subject to many risks, uncertainties and factors relating to the Company’s operations and business environment, which may cause the actual results of the Company to be materially different from any future results, express or implied, by such forward-looking statements. All statements that address future operating, financial or business performance or the Company’s strategies or expectations are forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “will,” “should,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “projects,” “potential,” “outlook” or “continue,” and other comparable terminology. Factors that could cause actual results to differ materially from these forward-looking statements include, but are not limited to, the following: global and regional economic conditions, including conditions affecting the credit market; global inflationary pressures; uncertainties created by the conflict between Ukraine and Russia, and its impacts to the European and global economies and our operations in each country; uncertainties created by the conflicts in the Middle East and their impacts on global economies; fluctuations in interest rates and foreign currency exchange rates; the cyclical nature of global automotive sales and production; the potential disruptions in the supply of and changes in the competitive environment for raw material and other components integral to the Company’s products, including the ongoing semiconductor supply shortage; the Company’s ability to maintain contracts that are critical to its operations; potential changes to beneficial free trade laws and regulations, such as the United States-Mexico-Canada Agreement; changes to tax laws; future significant public health crises; the ability of the Company to integrate and realize the expected benefits of recent transactions; the ability of the Company to attract, motivate and/or retain key executives; the ability of the Company to avoid or continue to operate during a strike, or partial work stoppage or slow down by any of its unionized employees or those of its principal customers; and the ability of the Company to attract and retain customers. Additional factors are discussed under the captions “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s filings with the Securities and Exchange Commission. New risks and uncertainties arise from time to time, and it is impossible for us to predict these events or how they may affect the Company. It should be remembered that the price of the ordinary shares and any income from them can go down as well as up. Aptiv disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events and/or otherwise, except as may be required by law.

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
We are one of the largest vehicle technology suppliers and our customers include the 25 largest automotive original equipment manufacturers (“OEMs”) in the world. We operate 138 major manufacturing facilities and 11 major technical centers utilizing a regional service model that enables us to efficiently and effectively serve our global customers from best cost countries. We have a presence in 50 countries and have approximately 22,200 scientists, engineers and technicians focused on developing market relevant product solutions for our customers.
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
Our Company
We believe the automotive industry is being shaped by rapidly increasing consumer demand for new mobility solutions, advanced technologies, including software-defined vehicles, and vehicle connectivity, as well as increasing government regulation related to vehicle safety, fuel efficiency and emissions control. These industry mega-trends, which we refer to as “Safe,” “Green” and “Connected,” are driving higher growth in products that address these trends than growth in the automotive industry overall. We have organized our business into two diversified segments, which enable us to develop technology solutions and manufacture highly-engineered products that enable our customers to respond to these mega-trends:
•Signal and Power Solutions—This segment provides complete design, manufacture and assembly of the vehicle’s electrical architecture, including engineered component products, connectors, wiring assemblies and harnesses, cable management, electrical centers and high voltage power and safety-critical data distribution systems. Our products provide the signal distribution and computing power backbone that supports increased vehicle content and electrification, reduced emissions, higher fuel economy and off-vehicle connectivity.
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
Our business is diversified across end-markets, regions, customers, vehicle platforms and products. Our customer base includes the 25 largest automotive OEMs in the world, and in 2023, 28% of our net sales came from the Asia Pacific region, which we have identified as a key market likely to experience substantial long-term growth. Our ten largest platforms in 2023 were with six different OEMs. In addition, in 2023 our products were found in 17 of the 20 top-selling vehicle models in the United States (“U.S.”), 16 of the 20 top-selling vehicle models in Europe and 12 of the 20 top-selling vehicle models in China.
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
Our Industry
The automotive technology and components industry provides critical technologies, components, systems, subsystems and modules to OEMs for the manufacture of new vehicles, as well as to the aftermarket for use as replacement parts for current production and older vehicles. In addition, the industry is increasingly progressing towards software-defined vehicles becoming critical elements of the overall automotive ecosystem. Overall, we expect long-term growth of global vehicle sales and production in the OEM market. In 2023, the industry experienced increased global customer sales and production schedules, despite various global uncertainties and global inflationary pressures. Global automotive vehicle production increased 9% (10% on an Aptiv weighted market basis, which represents global vehicle production weighted to the geographic regions in which the Company generates its revenue) from 2022 to 2023, reflecting increased vehicle production of 13% in Europe, 10% in China, 9% in North America and flat production in South America, our smallest region. Demand for automotive components in the OEM market is generally a function of the number of new vehicles produced in response to consumer demand, which is primarily driven by macro-economic factors such as credit availability, interest rates, fuel prices, consumer confidence, employment and other trends. Although OEM demand is tied to actual vehicle production, participants in the automotive technology and components industry also have the opportunity to grow through increasing product content per vehicle by further penetrating business with existing customers and in existing markets, gaining new customers and increasing their presence in global markets. We believe that evolving entrants into the global transportation industry such as mobility providers, electric vehicle developers and smart cities will provide additional markets for our advanced technologies. We believe that as a company with a global presence and advanced technology, engineering, manufacturing and customer support capabilities, we are well-positioned to benefit from these opportunities.
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
Green. The second mega-trend, “Green,” represents technologies designed to help reduce emissions, increase fuel economy and minimize the environmental impact of vehicles. Green is a key mega-trend today because of the convergence of several issues: climate change, volatility in oil prices, an increasing number of vehicles in use worldwide and recent and pending regulation in every region regarding fuel economy and greenhouse gas (“GHG”) emissions. OEMs continue to focus on improving fuel efficiency and reducing emissions in order to meet increasingly stringent regulatory requirements in various markets. On a worldwide basis, the relevant authorities in the largest markets in which we operate have already instituted regulations requiring reductions in emissions and/or increased fuel economy. In many cases, other authorities have initiated legislation or regulation that would further tighten the standards through 2024 and beyond. Based on the current regulatory environment, we believe that OEMs, including those in the U.S. and China, will be subject to requirements for even greater reductions in carbon dioxide (“CO2”) emissions over the next ten years. For example, in the U.S., the Environmental Protection Agency (the “EPA”) proposed new rules in 2023 that could require as much as 67% of all light-duty vehicles and 46% of medium-duty vehicles sold in the U.S. by model year 2032 to be all-electric, and the California Air Resources

Board approved rules in 2022, which require that all new passenger cars and light trucks sold in California be electric vehicles or other emissions-free models by 2035. In 2021, the EPA also finalized more stringent GHG emissions standards for passenger car and light trucks for model years 2023-2026. These and other standards will require meaningful innovation as OEMs and suppliers are challenged to find ways to improve engine management, electrical power consumption, vehicle weight and integration of electric vehicles and alternative technologies. As a result, suppliers are developing innovations that result in significant improvements in fuel economy, emissions and performance from internal combustion engines and electric vehicles. At the same time, suppliers are also developing and marketing new and alternative technologies that support electric vehicles, hybrid vehicles and fuel cell products to improve fuel economy and emissions. We are developing key enabling technologies in the areas of vehicle charging and vehicle power distribution and control that are essential to the introduction of our customers’ electrified vehicle platforms. We are also enabling the trend towards vehicle electrification with high voltage electrification solutions that reduce CO2 emissions and increase fuel economy, helping to make the world greener.
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
Convergence of Safe, Green and Connected Solutions in New Mobility and Autonomous Driving Technologies
The combination of advanced technologies being developed within these mega-trends is also contributing to increasing industry development of autonomous driving technologies, leading to a fully automated driving experience. We expect automated driving technologies will provide strong societal benefit as well as the opportunity for long-term growth for our product offerings in this space, including new potential customers such as mobility providers and smart cities that require solutions to increasing urban mobility challenges. Societal benefits of increased vehicle automation include enhanced safety (resulting from collision avoidance and improved vehicle control), environmental improvements (a reduction in CO2 emissions resulting from optimized driving behavior), labor cost savings and improved productivity (as a result of alternate uses for drive time). Growth opportunities in this space result from increased content, additional computing power and software requirements, solutions to simplify lifecycle management, enhanced connectivity systems and increased electrification and interconnects. We believe the complexity of these systems will also require ongoing software support services, as these vehicle systems will be continuously upgraded with new features and performance enhancements
As part of our strategy to harness the full potential of connected intelligent systems across industries, strengthen our capabilities in software-defined mobility and to enable advanced smart vehicle architecture changes, we acquired Wind River Systems, Inc. (“Wind River”) in December 2022. Wind River is a global leader in delivering software for the intelligent edge for multiple industries, including automotive, by leveraging mixed-criticality software products and solutions enabling customers to develop in the cloud, deploy over the air and run and manage software at the vehicle edge.
We are also continuing to develop market-leading automated driving solutions such as automated driving software, key active safety sensing and compute technologies capable of supporting safety-critical applications. We believe we are well-aligned with industry technology trends that will help to support sustainable future growth in this space and are collaborating with leaders in their respective fields to advance the pace of development and commercialization of these emerging technologies.
In March 2020, we completed a transaction with Hyundai Motor Group (“Hyundai”) to form Motional AD LLC (“Motional”), a joint venture focused on the design, development and commercialization of autonomous driving technologies. Motional began testing fully driverless systems in 2020 and began testing a production-ready autonomous driving platform available for robotaxi providers, meal delivery providers, fleet operators and automotive manufacturers at prototype scale in

2022, with initial production deployments in the fourth quarter of 2023 and commercial launch planned in the first half of 2024. In addition, Motional is involved in collaborative arrangements with mobility providers and with smart cities such as Boston, Las Vegas, Los Angeles and Singapore as solutions are developed for the evolving nature of the mobility industry.
To guide our product strategies and investments in technology with a focus on developing advanced technologies to drive growth within the Safe, Green and Connected mega-trends, we utilize and benefit from our Technology Advisory Council, a panel of prominent global technology thought leaders.
Standardization of Sourcing by OEMs
Many OEMs have adopted global vehicle platforms to increase standardization, reduce per unit cost and increase capital efficiency and profitability. As a result, OEMs select suppliers that have the capability to manufacture products on a worldwide basis as well as the flexibility to adapt to regional variations. Suppliers with global scale and strong design, engineering and manufacturing capabilities, are best positioned to benefit from this trend. OEMs are also increasingly looking to their suppliers to simplify vehicle design and assembly processes to reduce costs. As a result, suppliers that sell vehicle components directly to manufacturers (Tier I suppliers) have assumed many of the design, engineering, research and development and assembly functions traditionally performed by vehicle manufacturers. Suppliers that can provide fully engineered solutions, systems and pre-assembled combinations of component parts are positioned to leverage the trend toward system sourcing.
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
Products
Our organizational structure and management reporting support the management of these core product lines:
Signal and Power Solutions. This segment provides complete design, manufacture and assembly of the vehicle’s electrical architecture, including connectors, wiring assemblies and harnesses, cable management, electrical centers and high voltage and safety-critical distribution systems. Our products provide the signal distribution and computing power backbone that supports increased vehicle content and electrification, reduced emissions, higher fuel economy and off-vehicle connectivity.
•High quality connectors are engineered primarily for use in automotive and related markets, and also have applications in the industrial, telematics, aerospace, defense and medical sectors.
•Electrical centers provide centralized electrical power and signal distribution and all of the associated circuit protection and switching devices, needed to support the optimization of the overall vehicle electrical system.
•Distribution systems, including 48-volt hybrid and high voltage systems, are integrated into one optimized vehicle electrical system that can utilize smaller cable and gauge sizes and ultra-thin wall insulation (this product line makes up approximately 42%, 44% and 42% of our total revenue for the years ended December 31, 2023, 2022 and 2021, respectively).
Advanced Safety and User Experience. This segment provides critical technologies and services to enhance vehicle safety, security, comfort and convenience, including sensing and perception systems, electronic control units, multi-domain controllers, vehicle connectivity systems, cloud-native software platforms, application software, autonomous driving technologies and end-to-end DevOps tools.
•Advanced Safety primarily consists of solutions that enable advanced safety features and vehicle automation, as well as radar, vision and other sensing technologies.
•User Experience primarily enables in-cabin solutions around infotainment, driver interface and interior sensing solutions.
•Smart Vehicle Compute and Software primarily consists of zone control and centralized computing platforms, as well as edge-to-cloud tools.
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
• Draexlmaier Group
• Lear Corporation
• Leoni AG
• Molex Inc. (a subsidiary of Koch Industries, Inc.)
• Sumitomo Electric Industries
• TE Connectivity, Ltd.
• Yazaki Corporation

Advanced Safety and User Experience	• Bosch Group
• Continental AG
• Denso Corporation
• Harman International (a subsidiary of Samsung Electronics)
• Hyundai Mobis
• LG Electronics
• Magna International
• Panasonic Corporation
• Valeo
• Visteon Corporation
• ZF Friedrichshafen AG
Customers
We sell our products and services to the major global OEMs in every region of the world. Our ten largest customers accounted for approximately 54% of our total net sales for the year ended December 31, 2023, none of which individually exceeded 10%.
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
Materials
We procure our raw materials from a variety of suppliers around the world. Generally, we seek to obtain materials in the region in which our products are manufactured in order to minimize transportation and other costs. The most significant raw materials we use to manufacture our products include copper and resins. As of December 31, 2023, we have not experienced any significant shortages of raw materials, however, as a result of our customers’ recent production volatility and cancellations, our balance of productive, raw and component material inventories has increased substantially from customary levels. These changes to the production environment were primarily driven by the global supply chain disruptions that impacted the automotive industry at times during 2023 and previous years. We continue to actively monitor and manage inventory levels across all inventory types in order to maximize both supply continuity and the efficient use of working capital. Normally we do not carry inventories of such raw materials in excess of those reasonably required to meet our production and shipping schedules.
Commodity cost volatility, most notably related to copper, petroleum-based resin products and fuel, is a challenge for us and our industry. Recently, the industry has been subjected to increased pricing pressures, specifically in relation to these commodities, which have experienced significant volatility in price. We have also been impacted globally by increased overall inflation as a result of a variety of global trends. We are continually seeking to manage these and other material-related cost pressures using a combination of strategies, including working with our suppliers to mitigate costs, seeking alternative product designs and material specifications, combining our purchase requirements with our customers and/or suppliers, changing suppliers, hedging of certain commodities and other means. In the case of copper, which primarily affects our Signal and Power Solutions segment, contract clauses have enabled us to pass on some of the price increases to our customers and thereby partially offset the impact of increased commodity costs on operating income for the related products. Other than in the case of copper, our overall success in passing commodity cost increases on to our customers has been limited. However, we have negotiated, and will continue to negotiate as necessary, price increases with our customers in response to global inflationary pressures and the aforementioned global supply chain disruptions. We will continue our efforts to pass market-driven commodity cost increases to our customers in an effort to mitigate all or some of the adverse earnings impacts, including by seeking to renegotiate terms as contracts with our customers expire.
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
Human Capital Resources
As of December 31, 2023, we employed approximately 154,000 people; 31,000 salaried employees and 123,000 hourly employees. In addition, we maintain a contingent workforce of approximately 47,000 to accommodate fluctuations in customer demand. We are a global company serving every major worldwide market. As of December 31, 2023 our workforce is distributed as follows:
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
Talent Development
Our people are central to our mission of developing safer, greener and more connected solutions. We continually strive to create and maintain an environment where innovation thrives and our employees are empowered to think and act like owners. To this end, we continually provide coaching and mentoring to our employees at all levels, as well as internal job opportunities including global rotations and stretch assignments to help our employees develop and grow their careers. This dedication to employee growth and development was demonstrated by more than half of our management role openings being filled through internal promotions in 2023. We manage succession planning as part of our monthly operating cadence and senior executive leadership succession plans are reviewed with the Board of Directors annually.
Aptiv is committed to talent development and growing the next generation of leaders. Our established leadership programs provide our leaders with the tools to be effective today while preparing them for future challenges. Our people consistently complete formal leadership and management training to enhance their abilities. We also leverage Aptiv Academy, our online learning management system, across the business, using in-person, online and virtual reality learning opportunities. We continue to focus on developing great people in order to maximize organizational effectiveness.
Culture
Aptiv’s culture is a key advantage to how we do business. Our culture is based on a set of distinct values and behaviors that guide us to always do the right thing, the right way. Culture is a central pillar in our business and helps to drive consistent leadership behavior across our businesses. We routinely host culture training workshops to help newly appointed managers understand Aptiv’s values and behaviors to become better leaders. Additionally, we conduct regular employee feedback surveys to ensure our employees have the opportunity to be heard and to measure engagement, which includes assessing each employee’s commitment to our company’s goals and the overall employee experience at Aptiv. During 2023, 90% of our salaried employees responded to these surveys and our employee net promoter score increased by 8 points as compared to the previous cycle. Our management team actively utilizes feedback at all levels of our organization to continually improve how we engage with our people and improve our operations.
We recognize that sustaining a leadership culture requires continual focus and attention. Accordingly, senior executives and leaders throughout the Company commit time, resources and attention to ensure our culture continues to differentiate Aptiv as a great place to work.
Diversity and Inclusion
At Aptiv, we value each individual’s perspective and we foster an environment of respect and inclusion. Leveraging our employees’ diverse backgrounds and experiences allows us to make better decisions and supports stronger performance. Our Board of Directors reviews Aptiv’s talent evolution, inclusion and diversity efforts annually, and our Compensation & Human Resources Committee reviews employee retention, attrition and pay equity on a continual basis.
Aptiv participates in, and sponsors, numerous outreach programs around the world, which seek to promote and recruit talented and diverse candidates into science, technology, engineering and mathematical (STEM) fields. As of December 31, 2023, the percentage of our global workforce represented by women was approximately 49% and the percentage of management represented by women was 26%. As of December 31, 2023, the percentage of our U.S. based workforce represented by minorities was approximately 46% and the percentage of U.S. based management represented by minorities was approximately 30%. Aptiv is committed to continuing to increase its level of diversity, specifically in middle management, senior leadership and technology roles, over the coming years. A key accomplishment in 2023 included achieving gender pay equity among comparable roles globally.
Health and Safety
We prioritize the health, safety and well-being of all our employees by focusing on prevention, training, auditing and risk mitigation in our manufacturing plants, technical centers and offices. We routinely assess occupational health and safety risks, define controls and perform internal audits for all manufacturing sites, assessing, among other things, legal compliance, controls and key workplace safety metrics. We are a leader in workplace safety as reflected in our lost time injury frequency rate of 0.120 cases per million hours worked and our lost workday case rate per 100 employees of 0.024 for the year ended December 31, 2023. Our standard safety management system is aligned with ISO 45001 and we are committed to ensuring all of our manufacturing sites are ISO 45001 certified by 2025. As of December 31, 2023, 80% of our sites are certified under this standard.

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
Decreasing our Carbon Footprint
Aptiv has committed to the Science-Based Targets initiative (the “SBTi”) Business Ambition for 1.5℃ campaign, which requires greenhouse gas emissions to be net-zero across Aptiv’s value chain by 2050 at the latest. Our target is to reach net-zero by 2040. Aptiv’s targets were validated by the SBTi in November 2023. To achieve these commitments, we are targeting:
•Reducing Scope 1 and 2 absolute CO2e emissions by 100% between the baseline year (2021) and 2030;
•Reducing Scope 3 absolute CO2e emissions by 47% between the baseline year and 2030, and achieving 100% reduction by 2040;
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
Reducing our Water Usage and Waste Generated
While our operations are not water intensive, we include water in our environmental risk management approach. We identify locations where we operate that are water-scarce and take action to reduce our water consumption accordingly, while also striving to comply with best practices in lower-risk locations. Our goal is to reduce water consumption in high-risk (water-scarce) locations by 2% per year through 2025.
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

SUPPLEMENTARY ITEM. EXECUTIVE OFFICERS OF THE REGISTRANT
The name, age (as of February 1, 2024), current positions and description of business experience of each of our executive officers are listed below. Our executive officers are elected annually by the Board of Directors and hold office until their successors are elected and qualified or until the officer’s resignation or removal. Positions noted below reflect current service to Aptiv PLC and prior service to Delphi Automotive PLC and Delphi Automotive LLP.
Kevin P. Clark, 61, is chairman of Aptiv’s board of directors and chief executive officer (CEO) of the company. Mr. Clark was named president and CEO and became a member of the board in March 2015. Previously, Mr. Clark was chief operating officer (COO) from October 2014 to March 2015. Prior to the COO position, Mr. Clark was chief financial officer and executive vice president from February 2013. He was appointed vice president and chief financial officer in July 2010. Previously, Mr. Clark was a founding partner of Liberty Lane Partners, LLC, a private-equity investment firm focused on building and improving middle-market companies. Prior to Liberty Lane Partners, Mr. Clark served as the chief financial officer of Fisher-Scientific International Inc., a manufacturer, distributor and service provider to the global healthcare market. Mr. Clark served as Fisher-Scientific’s chief financial officer from the company’s initial public offering in 2001 through the completion of its merger with Thermo Electron Corporation in 2006. Prior to becoming chief financial officer, Mr. Clark served as Fisher-Scientific’s corporate controller and treasurer.
Joseph R. Massaro, 54, is Aptiv’s chief financial officer and senior vice president, business operations. Mr. Massaro joined the Company in October 2013 as vice president, Internal Audit, and in September 2014 was appointed to the position of vice president, corporate controller. In March 2016, he was named senior vice president and chief financial officer and in September 2020, also assumed the role of senior vice president, business operations. Previously, Mr. Massaro was a managing director at Liberty Lane Partners from 2008 to 2010. He also served as chief financial officer of inVentiv Health Inc. from 2010 to 2013, a Liberty Lane portfolio company. Prior to Liberty Lane, he served in a variety of finance and operational roles at Thermo Fisher Scientific from 2002 to 2007, including senior vice president of Global Business Services where his responsibilities included the global sourcing and information technology functions. Prior to the merger with Thermo Electron, he also served as vice president and corporate controller of Fisher Scientific and held several other senior finance positions.
Allan J. Brazier, 57, is vice president and chief accounting officer of Aptiv, a position he has held since February 2011. Mr. Brazier joined the Company in June 2005 as senior manager of technical accounting and reporting, and prior to his current role served as assistant controller of technical accounting and reporting. Prior to joining Aptiv, Mr. Brazier was employed for seventeen years in financial roles of increasing responsibility at various companies. Mr. Brazier is a Certified Public Accountant and began his career with the international public accounting firm of KPMG.
Matthew M. Cole, 54, is senior vice president of Aptiv and president of Advanced Safety and User Experience, effective January 2023. He joined Aptiv from Tech Transformations, where he was president and business leader from September 2021 until January 2023. He previously served as senior vice president, Global Product Development at Visteon Corporation from 2014 to July 2021. Prior to Visteon, Mr. Cole served as vice president, Product Development, Global Electronics at Johnson Controls from 2010 to 2014. Prior to joining Johnson Controls, Mr. Cole served in a variety of positions of increasing responsibility at Visteon from 1999 to 2010. He began his career at Ford Motor Company in 1992.
Obed D. Louissaint, 44, is senior vice president and chief people officer of Aptiv, effective January 2023. He joined Aptiv from IBM, where he was most recently senior vice president, Transformation and Culture from August 2020 through December 2022. He previously served as vice president, Talent, Watson Health & Employee Experience from 2019 to 2020 and vice president, Human Resources, IBM Watson, Watson Health, Research, Technical Talent & Corporate from 2015 to 2020. He began his IBM career in 2001 and held several human resources positions of increasing responsibility. Before joining IBM, Mr. Louissaint was president at Student Agencies, Inc.
Benjamin Lyon, 44, is senior vice president and chief technology officer of Aptiv, effective December 2022. He joined Aptiv from Astra Space, Inc., a provider of space products and launch services to the global space industry, where he was chief engineer and executive vice president, Operations and Engineering from February 2021 through December 2022. Prior to joining Astra, Mr. Lyon served as senior director – Special Projects Group at Apple Inc. from April 2014 to February 2021. Mr. Lyon joined Apple in 1999, and while there, held several positions of increasing responsibility.
William T. Presley, 54, is senior vice president and chief operating officer of Aptiv, a position he has held since December 2022, and president, Signal and Power Solutions, a position he has held since September 2020. Mr. Presley joined Aptiv in January 2019 as president of the Electrical Distribution Systems business unit. Prior to joining Aptiv, he was at Lear Corporation. Mr. Presley most recently served as Lear’s vice president of the Wire Harness and Component business unit from 2018 to 2019, vice president of the Component business unit in 2017 and vice president, Global Electrical Engineering from 2013 to 2017. He began his Lear career in 2008 and held several leadership positions of increasing responsibility. Before joining Lear, Mr. Presley held several positions at Chrysler Corporation. Mr. Presley also served in both the U.S. Army and the Michigan Army National Guard for a combined total of 13 years as a Field Artillery Officer.

Katherine H. Ramundo, 56, is senior vice president, chief legal officer, chief compliance officer and secretary of Aptiv, effective March 2021. Prior to joining Aptiv, Ms. Ramundo was executive vice president, chief legal officer and secretary of Howmet Aerospace Inc. (formerly Arconic Inc.), a leading global provider of advanced engineered solutions for the aerospace and transportation industries, a role she held from November 2016 to February 2021. Prior to joining Howmet Aerospace, Ms. Ramundo was executive vice president, general counsel and secretary of ANN, Inc., the owner of the Ann Taylor and LOFT brands. Previously, Ms. Ramundo served as vice president, deputy general counsel and assistant secretary of Colgate-Palmolive. Among her other positions during her 15-year tenure at Colgate, she served as general counsel of the Europe/South Pacific division, and later managed global specialty legal activities. She began her career as a litigator, practicing at major New York-based law firms, including Cravath, Swaine & Moore, and Sidley Austin.
Sophia M. Velastegui, 48, is senior vice president and chief product officer of Aptiv, effective February 2022. She joined Aptiv from Microsoft Corporation, where she served as the chief technology officer of Artificial Intelligence and product head of Power Apps Edge within their Business Application Group from February 2020 to January 2022, and previously served as general manager in the AI and Research group since December 2017. Prior to joining Microsoft, Ms. Velastegui served as chief product officer at Doppler Labs, an audio technology company, from April 2017 to September 2017. Prior to joining Doppler Labs, Ms. Velastegui worked at Nest Labs, Inc., a home automation specialist company that is part of Alphabet, Inc., from July 2014 to April 2017, initially as lead for Silicon/Architecture Roadmap, then as head of Silicon/Architecture Roadmap. She has also held a variety of technology and product development roles at Apple, ETM and Applied Materials.

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
Such disruptions could be caused by any one of a myriad of potential problems, such as closures of one of our or our suppliers’ plants or critical manufacturing lines due to strikes, mechanical breakdowns or failures, electrical outages, fires, explosions, political upheaval, terrorism or war, material shortages, as well as logistical complications due to weather, global climate change, volcanic eruptions, or other natural or nuclear disasters, delayed customs processing, the spread of an infectious disease, virus or other widespread illness and more. Additionally, as we focus operations in best cost countries, the risk for such disruptions is heightened. The lack of any single subcomponent necessary to manufacture one of our products could force us to cease production, potentially for a prolonged period. Similarly, a potential quality issue could force us to halt deliveries while we validate the products. Even where products are ready to be shipped, or have been shipped, delays may arise before they reach our customer. Our customers may halt or delay their production for the same reason if one of their other suppliers fails to deliver necessary components. This may cause our customers, in turn to suspend their orders, or instruct us to suspend delivery, of our products, which may adversely affect our financial performance.
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
Due to various factors that are beyond our control, there have been global supply chain disruptions at times during recent years, including a worldwide semiconductor supply shortage. The semiconductor supply shortage impacted production in automotive and other industries. We, along with most automotive component manufacturers that use semiconductors, have suffered interruptions in our production and were unable to fully meet the vehicle production demands of OEMs at times over the last several years because of events which are outside our control, including but not limited to, the COVID-19 pandemic, the global semiconductor shortage, fires in our suppliers’ facilities, unprecedented weather events and other extraordinary events. Although we work closely with suppliers and customers to minimize any supply disruptions, some of our customers have indicated that they expect us to bear at least some responsibility for their lost production and other costs. While no assurances can be made as to the ultimate outcome of these customer expectations or any other future claims, we do not currently believe a loss is probable. We will continue to actively monitor our global supply chain and will seek to aggressively mitigate and minimize the impact of any future disruptions on our business.
In addition, we are carrying critical inventory items and key components, and we continue to procure productive, raw material and non-critical inventory components in order to satisfy our customers’ vehicle production schedules. However, as a result of our customers’ recent production volatility and cancellations, our balance of productive, raw and component material inventories has increased substantially from customary levels as of both December 31, 2023 and 2022. We will continue to actively monitor and manage inventory levels across all inventory types in order to maximize both supply continuity and the efficient use of working capital.

Public health crises and other global health pandemics, epidemics and disease outbreaks and the measures taken in response thereto could adversely impact our business, financial condition, results of operations and cash flows.
A significant public health crisis, such as the COVID-19 pandemic, could adversely impact our business as well as those of our suppliers and customers. For example, the COVID-19 pandemic caused extended work stoppages, travel restrictions at our facilities and those of our customers and suppliers, decreases and volatility in consumer demand and vehicle production schedules, disruptions to our supply chain and other adverse global economic impacts. Any future significant public health crisis could adversely impact the global economy, our industry and the overall demand for our products. In addition, preventative or reactionary measures taken by governmental authorities may disrupt the ability of our employees, suppliers and other business partners to perform their respective functions and obligations relative to the conduct of our business. Our ability to predict and respond to future changes resulting from potential health crises is uncertain as are the ultimate potential impacts on our business. In 2023, our manufacturing facilities were not impacted by prolonged shutdowns directly resulting from any public health crises.
In 2022, certain of our operations in China were impacted by lockdowns imposed by governmental authorities to mitigate the spread of COVID-19, resulting in total indirect and direct adverse impacts to revenue of approximately $270 million during the year ended December 31, 2022. The extent to which the COVID-19 pandemic or similar significant health crises will impact our business in the future is uncertain. In addition, to the extent such significant health crises may adversely affect our business, financial condition, results of operations and cash flows, they may also have the effect of heightening many of the other risk factors in this section.
The cyclical nature of automotive sales and production can adversely affect our business.
Our business is directly related to automotive sales and automotive vehicle production by our customers. Automotive sales and production are highly cyclical and, in addition to general economic conditions, also depend on other factors, such as consumer confidence and consumer preferences. Lower global automotive sales would be expected to result in substantially all of our automotive OEM customers lowering vehicle production schedules, which has a direct impact on our earnings and cash flows. In addition, automotive sales and production can be affected by labor relations issues, regulatory requirements, trade agreements, the availability of consumer financing, inflationary pressures, interest rate volatility, supply chain disruptions and other factors, including global health crises. Economic declines that result in a significant reduction in automotive sales and production by our customers have in the past had, and may in the future have, an adverse effect on our business, results of operations and financial condition.
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
Our sensitivity to economic cycles and any related fluctuation in the businesses of our customers or potential customers may have a material adverse effect on our financial condition, results of operations or cash flows. Global automotive vehicle production increased 9% (10% on an Aptiv weighted market basis, which represents global vehicle production weighted to the geographic regions in which the Company generates its revenue) from 2022 to 2023, reflecting increased vehicle production of 13% in Europe, 10% in China, 9% in North America and flat production in South America, our smallest region. Uncertainty relating to global or regional economic conditions may have an adverse impact on our business. A prolonged downturn in the global or regional automotive industry, or a significant change in product mix due to consumer demand, could require us to shut down plants or result in impairment charges, restructuring actions or changes in our valuation allowances against deferred tax assets, which could be material to our financial condition and results of operations. If global economic conditions deteriorate or economic uncertainty increases, our customers and potential customers may experience deterioration of their businesses, which may result in the delay or cancellation of plans to purchase our products. If vehicle production were to remain at low levels for an extended period of time or if cash losses for customer defaults rise, our cash flow could be adversely impacted, which could result in our needing to seek additional financing to continue our operations. There can be no assurance that we would be able to secure such financing on terms acceptable to us, or at all.
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
The mix of vehicle offerings by our OEM customers also impacts our sales. A decrease in consumer demand for specific types of vehicles where we have traditionally provided significant content could have a significant effect on our business and financial condition. For example, while we have identified high voltage electrification systems as a key product market, certain of our OEM customers have recently announced delays in their electric vehicle investment strategies amidst reduced expectations for future consumer demand for these products, which could adversely impact the growth of this product market within our business. Our sales of products in the regions in which our customers operate also depend on the success of these customers in those regions.
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
The automotive industry is increasingly focused on the development of advanced driver assistance technologies, with the goal of developing and introducing a commercially-viable, fully automated driving experience. The high development cost of active safety and autonomous driving technologies may result in a higher risk of exposure to the success of new or disruptive technologies different than those being developed by us. There has also been an increase in consumer preferences for mobility on demand services, such as car- and ride-sharing, as opposed to automobile ownership, which may result in a long-term reduction in the number of vehicles per capita. These evolving areas have also attracted increased competition from entrants outside the traditional automotive industry. If we do not continue to respond quickly and effectively to this evolutionary process, our results of operations could be adversely impacted.
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
Certain of our businesses rely on relationships with collaborative partners and other third-parties for development of products and potential products, and such collaborative partners or other third-parties could fail to perform sufficiently.
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
Our five largest customers accounted for approximately 40% of our total net sales for the year ended December 31, 2023. Accordingly, our revenues may be adversely affected by decreases in any of their businesses or market share. For instance, the worldwide semiconductor shortage adversely impacted the automotive industry in recent years resulting in reduced vehicle production schedules and sales from historical levels, which adversely impacted our financial condition, operating results and cash flows for portions of the years ended December 31, 2023, 2022 and 2021. In addition, certain United Automobile, Aerospace and Agricultural Implement Workers of America (“UAW”) represented employees at General Motors (“GM”), Ford Motor Company (“Ford”) and Stellantis N.V. (“Stellantis”) initiated labor strikes in September 2023, lasting more than six weeks in duration. As GM, Ford and Stellantis are among our largest customers, these labor strikes adversely impacted our financial condition, operating results and cash flows for the year ended December 31, 2023. Furthermore, because our customers typically have no obligation to purchase a specific quantity of parts, a decline in the production levels of any of our major customers, particularly with respect to models for which we are a significant supplier, could reduce our sales and thereby adversely affect our financial condition, operating results and cash flows.
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
Certain of our non-U.S. subsidiaries sponsor defined benefit pension plans, which generally provide benefits based on negotiated amounts for each year of service. Our primary funded non-U.S. plans are located in Mexico and the United Kingdom and were underfunded by $104 million as of December 31, 2023. The funding requirements of these benefit plans, and the related expense reflected in our financial statements, are affected by several factors that are subject to an inherent degree of uncertainty and volatility, including governmental regulation. In addition to the defined benefit pension plans, we have retirement obligations driven by requirements in many of the countries in which we operate. These legally required plans require payments at the time benefits are due. Obligations, net of plan assets, related to these non-U.S. defined benefit pension plans and statutorily required retirement obligations totaled $405 million at December 31, 2023, of which $18 million is included in accrued liabilities, $415 million is included in long-term liabilities and $28 million is included in long-term assets in our consolidated balance sheets. Key assumptions used to value these benefit obligations and the cost of providing such benefits, funding requirements and expense recognition include the discount rate and the expected long-term rate of return on pension assets. If the actual trends in these factors are less favorable than our assumptions, this could have an adverse effect on our results of operations and financial condition.
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
Our business is labor-intensive and we have a number of unions, works councils and other represented employees. A strike or other form of significant work disruption by our employees would likely have an adverse effect on our ability to operate our business. A labor dispute involving us or one or more of our customers or suppliers or that could otherwise affect our operations could reduce our sales and harm our profitability. A labor dispute involving another supplier to our customers that results in a slowdown or a closure of our customers’ assembly plants where our products are included in the assembled parts or vehicles could also adversely affect our business and harm our profitability. In addition, certain UAW-represented employees at GM, Ford and Stellantis initiated labor strikes in September 2023, lasting more than six weeks in duration. As GM, Ford and Stellantis are among our largest customers, these labor strikes adversely impacted our financial condition, operating results and cash flows for the year ended December 31, 2023. In addition, our inability or the inability of any of our customers, our suppliers or our customers’ suppliers to negotiate an extension of a collective bargaining agreement upon its expiration could reduce our sales and harm our profitability. Significant increases in labor costs as a result of the renegotiation of collective bargaining agreements could also adversely affect our business and harm our profitability.

We are exposed to foreign currency fluctuations as a result of our substantial global operations, which may affect our financial results.
We have currency exposures related to buying, selling and financing in currencies other than the local currencies of the countries in which we operate. Approximately 65% of our net revenue for the year ended December 31, 2023 came from sales outside the U.S., which were primarily invoiced in currencies other than the U.S. dollar, and we expect net revenue from non-U.S. markets to continue to represent a significant portion of our net revenue. Accordingly, significant changes in currency exchange rates, particularly the Euro and Chinese Yuan (Renminbi), could cause fluctuations in the reported results of our businesses’ operations that could negatively affect our results of operations. Price increases caused by currency exchange rate fluctuations may make our products less competitive or have an adverse effect on our margins. Currency exchange rate fluctuations may also disrupt the business of our suppliers by making their purchases of raw materials more expensive and more difficult to finance.
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
The majority of our manufacturing and distribution facilities are in Mexico, China and other countries in Asia Pacific, Eastern and Western Europe, South America and Northern Africa. We also purchase raw materials and other supplies from many different countries around the world. For the year ended December 31, 2023, approximately 65% of our net revenue came from sales outside the U.S. International operations are subject to certain risks inherent in doing business globally, including:
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
•violence and civil unrest in local countries, including the conflict between Ukraine and Russia and the conflicts in the Middle East; and
•compliance with the requirements of an increasing body of applicable anti-bribery laws, including the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act and similar laws of various other countries.
Additionally, our global operations may also be adversely affected by political events, terrorist events and hostilities, complications due to natural, nuclear or other disasters or the spread of an infectious disease, virus or other widespread illness. For instance, the outbreak of armed conflicts in the Middle East beginning in October 2023 has created numerous uncertainties, including the risk that the conflicts spread to the broader region, and their impact on the global economy and supply chains.
In addition, the conflict between Ukraine and Russia, which began in February 2022, has had, and is expected to continue to have, negative economic impacts to both countries and to the European and global economies. In response to the conflict, the European Union (“the E.U.”), the U.S. and other nations implemented broad economic sanctions against Russia. These countries may impose further sanctions and take other actions as the situation continues. While the sanctions announced to date have not had a material adverse impact on us, any further sanctions imposed or actions taken by these countries, and any retaliatory measures by Russia in response, including restrictions on energy supplies from Russia to countries in the region and asset expropriations, could increase our costs, reduce our sales and earnings or otherwise have an adverse effect on our operations.
Ukraine and Russia are significant global producers of raw materials used in our supply chain, including copper, aluminum, palladium and neon gases. Disruptions in the supply and volatility in the price of these materials and other inputs produced by Ukraine or Russia, including increased logistics costs and longer transit times, could adversely impact our business and results of operations. The conflict has also increased the possibility of cyberattacks occurring, which could either directly or indirectly impact our operations. Furthermore, the conflict has caused our customers to analyze their and their suppliers’ continued presence in the region and future customer production plans in the region remain uncertain.

We do not have a material physical presence in either Ukraine or Russia, with less than 1% of our workforce located in the countries as of December 31, 2023 and less than 1% of our net sales for the year ended December 31, 2023 generated from manufacturing facilities in those countries. However, the impacts of the conflict have adversely impacted, and may continue to adversely impact, global economies, and in particular, the European economy, a region which accounted for approximately 34% of our net sales for the year ended December 31, 2023. As a result of the conflict, the Company ceased using certain long-lived assets in Ukraine and consequently recorded non-cash impairment charges of $11 million during the year ended December 31, 2023. These charges were recorded within cost of sales in the statement of operations.
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
In addition, the global spread of COVID-19, which originated in late 2019 and was later declared a pandemic by the World Health Organization in March 2020, caused certain governmental authorities worldwide to initiate “lockdown” orders for all non-essential activities, which at times, included extended shutdowns of businesses in the impacted regions. This includes the lockdowns in China that occurred in 2022, as discussed further above. This or any further widespread public health crises in China or any other country in which we operate could result in social, economic and labor instability. These uncertainties could have a material adverse effect on the continuity of our business and our results of operations and financial condition.
Effective January 1, 2024, the government of Mexico implemented a country-wide statutory minimum wage increase of 20%. Additionally, the government of Mexico has indicated it may implement other labor reforms, such as a bill to shorten the work week from 48 to 40 hours. While management has implemented measures to mitigate the impact of these labor reforms on our cost structure, we cannot predict the ultimate future impact on our business.
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
Furthermore, we may not be successful in fully or partially integrating companies that we acquire, including their personnel, financial systems, distribution, operations and general operating procedures. We may also encounter challenges in achieving appropriate internal control over financial reporting in connection with the integration of an acquired company. If we fail to assimilate or integrate acquired companies successfully, our business, reputation and operating results could be materially impacted. Likewise, our failure to integrate and manage acquired companies profitably may lead to future impairment of any associated goodwill and intangible asset balances. Furthermore, if the expected benefits of an acquisition do not meet the expectations of investors or securities analysts, the market price of our ordinary shares prior to the closing of the acquisition may decline.

We face risks related to cybersecurity for both our infrastructure and products and any cybersecurity breach or failure of one or more key information technology systems, or those of third-parties with which we do business could have a material adverse impact on our business or reputation.
Our ability to keep our business operating effectively depends on the functional and efficient operation of information technology capabilities, both internally and externally. Our capabilities, as well as those of our customers, suppliers, partners and service providers, are crucial to our operations and may contain confidential personal information, business-related information or intellectual property. These capabilities are also susceptible to interruptions (including those caused by systems failures, cyber-attacks and other natural or man-made incidents or disasters), which may be prolonged or go undetected. Cyber-attacks are continually increasing in their frequency, sophistication and intensity. Additionally, some actors are using artificial intelligence technology to launch more automated, targeted and coordinated attacks which further heightens these risks. Although we have and continue to employ capabilities, processes and other security and privacy measures designed to prevent, detect and mitigate the risk of such events, including but not limited to geographically diverse and resilient infrastructure, third-party risk management and the implementation of proactive security and privacy measures, a significant or large-scale interruption of our information technology capabilities could result in a confidentiality, integrity or availability data breach, and adversely affect our ability to manage and keep operations running efficiently and effectively, and could result in significant costs, regulatory investigations, fines or litigation. Incidents that result in a wider or sustained disruption to our business or products, or result in a personal data breach, could have a material adverse effect on our business, reputation, financial condition and results of operations. In addition, some of our employees work from home on a full-time or part-time basis, which may increase our vulnerability to cyber and other information technology risks.
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
To date, we have not experienced a system failure, cyber-attack or security breach that has resulted in a material interruption in our operations or material adverse effect on our financial condition. Our Board of Directors regularly reviews relevant information technology and cybersecurity matters and receives periodic updates from information technology and cybersecurity subject matter experts as part of its risk assessment procedures, including analysis of existing and emerging risks, as well as plans and strategies to address those risks. While we continuously seek to expand and improve our information technology systems and maintain adequate disclosure controls and procedures, there can be no assurance that we can adequately anticipate all trends of the market, technology landscapes and threat landscapes, and there can be no assurance that such measures will prevent interruptions or security breaches that could adversely affect our business.
Refer to Item 1C. Cybersecurity of this Annual Report on Form 10-K for further information on the Company’s risk management, strategy and governance over cybersecurity matters.
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
Certain environmental laws impose liability, sometimes regardless of fault, for investigating or cleaning up contamination on or emanating from our currently or formerly owned, leased or operated property, as well as for damages to property or natural resources and for personal injury arising out of such contamination. Some of these environmental laws may also assess liability on persons who arrange for hazardous substances to be sent to third-party disposal or treatment facilities when such facilities are found to be contaminated. At this time, we are involved in various stages of investigation and cleanup related to environmental remediation matters at a number of present and former facilities. The ultimate cost to us of site cleanups is difficult to predict given the uncertainties regarding the extent of the required cleanup, the potential for ongoing environmental monitoring and maintenance that could be required for many years, the interpretation of applicable laws and regulations, alternative cleanup methods, and potential agreements that could be reached with governmental and third parties. While we have environmental reserves of approximately $4 million at December 31, 2023 for the cleanup of presently-known environmental contamination conditions, it cannot be guaranteed that actual costs will not significantly exceed these reserves. We also could be named as a potentially responsible party at additional sites in the future and the costs associated with such future sites may be material.

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
Our future effective tax rates could be affected by changes in the mix of earnings in countries with differing statutory rates and changes in tax laws, or their interpretation, including the Organisation for Economic Co-operation’s (“OECD”) Pillar Two Directive, and changes related to tax holidays or tax incentives. Our taxes could increase if certain tax holidays or incentives are not renewed upon expiration, or if tax rates or regimes applicable to us in such jurisdictions are otherwise increased. Existing income tax laws, regulations and related international agreements provide guidance and direction on the allocations of income and applicable taxing rights among the countries in which we operate. Changes in these guidelines are being contemplated at the local, national, regional (particularly in the European Union), and global levels (through organizations like the G20 and the OECD). Any changes, especially if made inconsistently, could have a materially adverse impact on our financial results.
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
In addition, the recent and acute volatility among certain financial institutions in the U.S., have raised questions regarding the stability of the banking sector in the U.S. and, while such volatility has not adversely affected our operations, it has had an adverse impact on the equity and credit markets. Any reoccurrence of these conditions has the potential to adversely impact consumer credit availability or the cost of borrowing, which in turn could adversely impact our business.
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

ITEM 1C. CYBERSECURITY
Aptiv has a risk-based cybersecurity program, dedicated to protecting our data, products and information technology systems as well as data belonging to our customers, suppliers and employees. Our ability to keep our business operating effectively depends on the functional and efficient operation of information technology capabilities, both internally and externally. Our capabilities, as well as those of our customers, suppliers, partners and service providers, are crucial to our operations and may contain confidential personal information, sensitive business-related information or intellectual property. These capabilities are also susceptible to interruptions (including those caused by systems failures, cyber-attacks and other natural or man-made incidents or disasters), which may be prolonged or go undetected.
Risk Management and Strategy
Our cross-functional cybersecurity teams are responsible for addressing both enterprise and product cybersecurity risks. These teams, which are comprised of experts both within the organization and externally, utilize a defensive cybersecurity strategy with multiple layers of cybersecurity controls to protect our data (and data of others in our possession), systems and products.
Enterprise and product cybersecurity are incorporated into the Company’s overall risk management process. On a monthly basis, the Company’s cross-functional Enterprise Risk Management Committee meets to discuss short-term and long-term enterprise-wide risks and necessary action plans to mitigate those risks. The Chief Information Security Officer (the “CISO”) regularly presents to the Company’s Enterprise Risk Management Committee on key cybersecurity risks, threats and developments, as well as the Company’s strategies to mitigate those risks.
Enterprise Cybersecurity
The Company’s Enterprise Cybersecurity team, led by the Chief Information Officer (“CIO”), is responsible for identifying, assessing the severity of, managing and remediating cybersecurity risks to the Company’s information technology infrastructure. Risks are identified through vulnerability hunting, infrastructure penetration testing, threat intelligence activities and other processes defined by the infrastructure Governance, Risk and Compliance (“GRC”) assessment program utilized by the Company. Furthermore, this team seeks to reduce cybersecurity risks through a number of activities, including annual cybersecurity training for the majority of the Company’s employees, phishing tests, compliance assessments, vulnerability and noncompliance remediation and the implementation and maintenance of new cybersecurity technology.
Third-party service providers are also utilized by the Enterprise Cybersecurity team to play a supporting role in incident response, threat intelligence, firewall management, vulnerability management and endpoint management and detection.

Aptiv is also exposed to cybersecurity risks at third-parties, such as suppliers, customers, service providers and consultants. Third-party risk to the Company is identified through an internal third-party risk management process, which involves analyzing third parties for cybersecurity risk at onboarding and throughout the duration of their relationship with the Company. For third-parties with a high cyber risk, we also utilize external firms to monitor such third-parties for threats and to provide remediation support as needed.
Product Cybersecurity
The Company’s Product Cybersecurity team, led by the Chief Technology Officer (the “CTO”), is responsible for assessing and managing the Company’s cybersecurity risk as it relates to Aptiv’s product portfolio. Risks are identified through threat intelligence, security testing, including penetration testing, audits and other processes defined by the Company’s product cybersecurity GRC program. The processes by which the Product Cybersecurity team manages automotive product security risks have been audited, assessed and certified as compliant with various applicable international regulatory standards by independent third-party auditors.
Governance
Enterprise Cybersecurity
The Company’s Enterprise Cybersecurity Security Operation’s Center (“SOC”), which is supervised by the CIO, is responsible for identifying, assessing and managing the Company’s risks from cybersecurity threats, as well as for responding to cybersecurity incidents. The SOC management team carries a diverse array of applicable cybersecurity and information technology credentials and generally has over twenty years of experience in cybersecurity. When an infrastructure cybersecurity incident occurs, the SOC initiates communications to the appropriate groups within the Company, which may include various members of the Company’s management, including the Chief Executive Officer, Chief Financial Officer, Chief Legal Officer and Chief Operating Officer.
Depending on the severity and the nature of the incident, an investigation and impact mitigation protocols may be triggered. External experts or agencies may also be engaged in accordance with the Company’s policies and procedures. Upon conclusion of the active investigation of an incident, the SOC is required to identify the cause of the incident, formally report to Company leadership, and initiate changes to protect against a recurrence of the incident, among other procedures.
Table top exercises are also held annually and are designed to practice and validate existing incident response plans, as well as to identify the plans’ respective strengths and weaknesses. These exercises test the response capabilities of both technical and executive level resources, including key vice presidents, senior company leaders and cross-functional capabilities, such as with the Product Cybersecurity team as well as with the Legal, Privacy and Sales teams.
Product Cybersecurity
The Product Security Incident Response Team (the “PSIRT”), which is supervised by the CTO, is responsible for responding to product related cybersecurity incidents, which at times involve collaborating with the Enterprise Cybersecurity SOC. The PSIRT team regularly analyzes vulnerabilities reported by threat intelligence and public vulnerability reporting databases and determines whether any of those vulnerabilities are present in the Company’s products. Vulnerabilities identified are reviewed by the Vice President of Product Security on a weekly basis with involvement from the CTO and the Company’s legal staff as necessary. For all vulnerabilities identified, the PSIRT reviews whether adequate mitigations are already in place. In situations where adequate mitigations are not present, the PSIRT works with the customer to address the concern which may involve adding additional mitigations to the product.
Board of Directors Oversight
The Company’s Board of Directors (the “Board”) takes an active role in risk oversight related to cybersecurity matters, primarily through the Audit Committee (the “AC”), which covers enterprise cybersecurity risk, and the Innovation and Technology Committee (the “ITC”), which covers product cybersecurity risk. The Board, individually and through the AC and ITC, regularly reviews relevant information technology and cybersecurity matters and receives periodic updates from information technology and cybersecurity subject matter experts as part of its risk assessment procedures, including analysis of existing and emerging risks, as well as plans and strategies to address those risks. In connection with the Board’s risk management oversight responsibility, the entire Board receives a full briefing from management annually on cybersecurity matters, as well as periodic briefings based on specific requests or current events. On a regular basis, the Board also reviews the Company’s enterprise risk management program, within which the Company’s cybersecurity processes have been integrated, as described above.

The Board and AC regularly review the identification and management of enterprise cybersecurity risks and review regular reports from management on system vulnerabilities and security measures in effect to deter or mitigate breaches or hacking activities. The AC also reviews our guidelines and policies with respect to risk assessment and management of our major financial and information technology risk exposures, including enterprise cybersecurity, along with the monitoring and mitigation of identified exposures.
The Board and ITC regularly review the identification and management of product cybersecurity risks and review regular reports from management on risks and mitigation strategies in effect to reduce product cybersecurity risk. The ITC also reviews our guidelines and policies with respect to risk assessment and management of product security risks, including both our approach toward a secure systems development lifecycle and product security incident response.
In 2023, we did not identify any cybersecurity threats that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition. However, despite our efforts, we cannot eliminate all risks from cybersecurity threats, or provide assurances that we have not experienced an undetected cybersecurity incident. For more information about these risks, please refer to Item 1A. Risk Factors of this Annual Report on Form 10-K — “We face risks related to cybersecurity for both our infrastructure and products and any cybersecurity breach or failure of one or more key information technology systems, or those of third-parties with which we do business could have a material adverse impact on our business or reputation.”

ITEM 2. PROPERTIES
As of December 31, 2023, we owned or leased 138 major manufacturing sites and 11 major technical centers. A manufacturing site may include multiple plants and may be wholly or partially owned or leased. We also have many smaller manufacturing sites, sales offices, warehouses, engineering centers, joint ventures and other investments strategically located throughout the world. We have a presence in 50 countries. The following table shows the regional distribution of our major manufacturing sites by the operating segment that uses such facilities:

	North America	Europe, Middle East & Africa	Asia Pacific	South America	Total
Signal and Power Solutions	46	40	36	5	127
Advanced Safety and User Experience	2	5	4	—	11
Total	48	45	40	5	138
In addition to these manufacturing sites, we had 11 major technical centers: four in North America; two in Europe, Middle East and Africa; and five in Asia Pacific.
Of our 138 major manufacturing sites and 11 major technical centers, which include facilities owned or leased by our consolidated subsidiaries, 66 are primarily owned and 83 are primarily leased.
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
As of February 2, 2024, there were 2 shareholders of record of our ordinary shares.
The following graph reflects the comparative changes in the value from December 31, 2018 through December 31, 2023, assuming an initial investment of $100 and the reinvestment of dividends, if any in (1) our ordinary shares, (2) the S&P 500 index and (3) the Automotive Peer Group. Historical performance may not be indicative of future shareholder returns.
Stock Performance Graph

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN*

$550
$500
$450
$400
$350
$300
$250
$200
$150
$100
$50
12/31/2018
12/31/2019
12/31/2020
12/31/2021
12/31/2022
12/31/2023
Aptiv PLC (1)
S&P 500 (2)
Automotive Peer Group (3)

*    $100 invested on December 31, 2018 in our stock or in the relevant index, including reinvestment of dividends. Fiscal year ended December 31, 2023.
(1)Aptiv PLC
(2)S&P 500 – Standard & Poor’s 500 Total Return Index
(3)Automotive Peer Group – Adient Plc, American Axle & Manufacturing Holdings Inc, Aptiv PLC, Blink Charging Co, Borgwarner Inc, CarParts.com Inc, Cooper-Standard Holdings Inc, Dana Inc, Dorman Products Inc, Driven Brands Holdings Inc, Fisker Inc, Ford Motor Co, General Motors Co, Gentex Corp, Gentherm Inc, Genuine Parts Co, Goodyear Tire & Rubber Co, Holley Inc, Luminar Technologies Inc, Lucid Group Inc, Lear Corp, Lkq Corp, Monro Inc, PHINIA Inc, QuantumScape Corporation, Rivian Automotive Inc, SES AI Corporation, Standard Motor Products Inc, Stoneridge Inc, Tesla Inc, Visteon Corp, XPEL Inc

Company Index	December 31, 2018	December 31, 2019	December 31, 2020	December 31, 2021	December 31, 2022	December 31, 2023
Aptiv PLC (1)	$100.00	$155.88	$214.37	$271.39	$153.23	$147.62
S&P 500 (2)	$100.00	$131.49	$155.68	$200.37	$164.08	$207.21
Automotive Peer Group (3)	$100.00	$124.13	$361.12	$537.91	$228.29	$368.44

Equity Compensation Plan Information
Information as of December 31, 2023 regarding the Company’s ordinary shares that may be issued under all of its equity compensation plans is incorporated by reference to the Company’s Proxy Statement under the heading “Equity Compensation Plan Information.”
Repurchase of Equity Securities
A summary of our ordinary shares repurchased during the quarter ended December 31, 2023, is shown below:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (in millions) (3)
October 1, 2023 to October 31, 2023	—	$—	—	$1,915
November 1, 2023 to November 30, 2023	3,828,784	$78.34	3,828,784	$1,615
December 1, 2023 to December 31, 2023	—	$—	—	$1,615
Total	3,828,784	$78.34	3,828,784
(1)The total number of shares purchased under the plans authorized by the Board of Directors are described below.
(2)Excluding commissions.
(3)In January 2019, the Board of Directors authorized a share repurchase program of up to $2.0 billion. This program follows the completion of the previously announced share repurchase program of $1.5 billion, which was approved by the Board of Directors in April 2016. The timing of repurchases is dependent on price, market conditions and applicable regulatory requirements.

ITEM 6. [RESERVED]
Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following management’s discussion and analysis of financial condition and results of operations (“MD&A”) is intended to help you understand the business operations and financial condition of the Company for the year ended December 31, 2023. This discussion should be read in conjunction with Item 8. Financial Statements and Supplementary Data. Our MD&A is presented in seven sections:
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
Business Strategy
We believe the Company is well-positioned for growth from increasing global vehicle production volumes, as well as the industry’s accelerating transition to software-defined vehicles, the commercialization of active safety, the adoption of autonomous driving technologies, enhanced user experiences and connected services, and providing the software, advanced computing platforms and networking architecture required to do so. We have successfully created a competitive cost structure while investing in research and development to grow our product offerings, which are aligned with the high-growth industry mega-trends, and re-aligned our manufacturing footprint into an efficient, low-cost regional service model, focused on increasing our profit margins.
Our 2023 performance reflects increasing global vehicle production and our solid execution despite the global inflationary environment and North American OEM labor strikes. Our recent financial and business achievements include the following:
•Generating record new business awards of approximately $34 billion, based on expected volumes and prices, validating our industry leading portfolio of advanced technologies tied to the accelerating megatrends in our industry
•Delivering strong revenue growth over the prior year despite adverse impacts from the North American OEM labor strikes
•Producing $1.6 billion of operating income or $2.1 billion of adjusted operating income and cash flow from operations of $1.9 billion, demonstrating strong operating execution in the face of the OEM labor disruptions and continuing material cost inflation
•Opportunistically paying off the outstanding principal balance of $301 million on the Tranche A Term Loan, Aptiv’s only variable rate borrowing
◦Reducing our weighted average interest rate on total borrowings to 3.15%.
•Continuing our relentless focus on cost structure and operational optimization
◦Maximizing our operational flexibility and profitability at all points in the normal automotive business cycle, by having approximately 97% of our hourly workforce based in best cost countries, and approximately 27% of our hourly workforce composed of contingent employees.
•Enhancing our optimized full system, edge-to-cloud capabilities
◦Increasing commercial traction, including a new business award that leverages the software product offerings of Wind River Systems, Inc. (“Wind River”) integrated with Aptiv’s full system solutions to optimize advanced driver assistance systems performance.
•Meeting the sustainability-linked targets for greenhouse gas emissions and workplace safety within our Credit Agreement.
Our strategy is to build on these accomplishments and continue to develop and manufacture innovative market-relevant products for a diverse base of customers around the globe and leverage our lean and flexible cost structure to achieve strong and disciplined earnings growth and returns on invested capital. Through our culture of innovation and world class engineering capabilities we intend to employ our rigorous, forward-looking product development process to deliver new technologies that provide solutions to our customers. We are committed to creating value for our shareholders, including through the repurchase of shares. In 2023, we repurchased $398 million of ordinary shares. Our key strategic priorities include:
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
As part of our strategy to harness the full potential of connected intelligent systems across industries, strengthen our capabilities in software-defined mobility and to enable advanced smart vehicle architecture changes, we acquired Wind River in December 2022. Wind River is a global leader in delivering software for the intelligent edge for multiple industries, including automotive, by leveraging mixed-criticality software products and solutions enabling customers to develop in the cloud, deploy over the air and run and manage software at the vehicle edge.

We are also continuing to develop market-leading automated driving solutions such as automated driving software, key active safety sensing and compute technologies capable of supporting safety-critical applications. We believe we are well-aligned with industry technology trends that will help to support sustainable future growth in this space and have partnered with leaders in their respective fields to advance the pace of development and commercialization of these emerging technologies.
In March 2020, we completed a transaction with Hyundai Motor Group to form Motional, AD LLC (“Motional”), a joint venture focused on the design, development and commercialization of autonomous driving technologies. Motional began testing fully driverless systems in 2020 and began testing a production-ready autonomous driving platform available for robotaxi providers, meal delivery providers, fleet operators and automotive manufacturers at prototype scale in 2022, with initial production deployments in the fourth quarter of 2023 and commercial launch planned in the first half of 2024. In addition, Motional is involved in collaborative arrangements with mobility providers and with smart cities such as Boston, Las Vegas, Los Angeles and Singapore as solutions are developed for the evolving nature of the mobility industry.
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
Pursuing selected acquisitions and strategic investments. In recent years, we continued to complete selected acquisitions and strategic investments in order to continue to leverage our technology capabilities and enhance and expand our commercialization of new mobility solutions, product offerings, customer base, geographic penetration and scale to complement our current businesses, while continuing to enhance our product offerings and competitive position in growing market segments.
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
Trends, Uncertainties and Opportunities
Economic conditions. Our business is directly related to automotive sales and automotive vehicle production by our customers. Automotive sales depend on a number of factors, including global and regional economic conditions. Global automotive vehicle production increased 9% (10% on an Aptiv weighted market basis, which represents global vehicle production weighted to the geographic regions in which the Company generates its revenue, “AWM”) from 2022 to 2023, reflecting increased vehicle production of 13% in Europe, 10% in China, 9% in North America and flat production in South America, our smallest region. Refer to Note 22. Segment Reporting of the notes to the audited consolidated financial statements, included in Item 8. Financial Statements and Supplementary Data of this Annual Report for financial information concerning principal geographic areas.
On September 15, 2023, several of our largest customers’ collective bargaining agreements with the International Union, United Automobile, Aerospace and Agricultural Implement Workers of America (the “UAW”), expired and the UAW subsequently went on strike against General Motors (“GM”), Ford Motor Company (“Ford”) and Stellantis N.V. (“Stellantis”) in the United States (the “U.S.”), causing work stoppages at certain of these customers’ vehicle production and parts distribution facilities, which lasted approximately six weeks. Aptiv’s estimated total indirect and direct adverse impacts of these labor strikes to revenue during the year ended December 31, 2023 were approximately $180 million. Refer to Part I, Item 1A. Risk Factors for further discussion of the risks related to significant disruptions at our or our customers’ manufacturing facilities.
Economic volatility or weakness in North America, Europe, China or, to a lesser extent, South America, could result in a significant reduction in automotive sales and production by our customers, which would have an adverse effect on our business, results of operations and financial condition. In 2023, global inflationary pressures have, at times, both reduced consumer demand for automotive vehicles and increased the price of inputs to our products, which has adversely impacted our profitability and this trend may continue in 2024. There is also potential that geopolitical factors could adversely impact the U.S. and other economies, and specifically the automotive sector. In particular, changes to international trade agreements, such as the United States-Mexico-Canada Agreement or other political pressures could affect the operations of our OEM customers, resulting in reduced automotive production in certain regions or shifts in the mix of production to higher cost regions. Increases in interest rates could also negatively impact automotive production as a result of increased consumer borrowing costs or reduced credit availability. Additionally, economic weakness may result in shifts in the mix of future automotive sales (from vehicles with more content such as luxury vehicles, trucks and sport utility vehicles toward smaller passenger cars). While our diversified customer and geographic revenue base, along with our flexible cost structure, have well positioned us to withstand the impact of industry downturns and benefit from industry upturns, shifts in the mix of global automotive production to higher cost regions or to vehicles with less content could adversely impact our profitability.
Ukraine/Russia conflict. The conflict between Ukraine and Russia, which began in February 2022, has had, and is expected to continue to have, negative economic impacts to both countries and to the European and global economies. In response to the conflict, the European Union (the “E.U.”), the U.S. and other nations implemented broad economic sanctions against Russia. These countries may impose further sanctions and take other actions as the situation continues.
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
On May 30, 2023, the Company completed the sale of its entire interest in the Russian subsidiary to JSC Samara Cables Company, the sole minority shareholder in the Russian subsidiary, for a nominal amount in exchange for all of the Company’s shares in the subsidiary. The Company did not record any incremental gain or loss resulting from this disposition. Refer to Note 20. Acquisitions and Divestitures to the audited consolidated financial statements contained herein for further detail on this transaction.
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

We do not have a material physical presence in either Ukraine or Russia, with less than 1% of our workforce located in the countries as of December 31, 2023 and less than 1% of our net sales for the year ended December 31, 2023 generated from manufacturing facilities in those countries. However, the impacts of the conflict have adversely impacted, and may continue to adversely impact, global economies, and in particular, the European economy, a region which accounted for approximately 34% of our net sales for the year ended December 31, 2023. As a result of the conflict, the Company ceased using certain long-lived assets in Ukraine and consequently recorded non-cash impairment charges of $11 million during the year ended December 31, 2023. These charges were recorded within cost of sales in the statement of operations. Furthermore, as a result of the conflict, we estimate that the adverse impacts to revenue from Russia operations were approximately $65 million during the year ended December 31, 2022.
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
Global supply chain disruptions. Due to various factors that are beyond our control, there have been global supply chain disruptions at times during recent years, including a worldwide semiconductor supply shortage. The semiconductor supply shortage impacted production in automotive and other industries. We, along with most automotive component manufacturers that use semiconductors, have suffered interruptions in our production and were unable to fully meet the vehicle production demands of OEMs at times over the last several years because of events which are outside our control, including but not limited to, the COVID-19 pandemic, the global semiconductor shortage, fires in our suppliers’ facilities, unprecedented weather events and other extraordinary events. Although we work closely with suppliers and customers to minimize any supply disruptions, some of our customers have indicated that they expect us to bear at least some responsibility for their lost production and other costs. While no assurances can be made as to the ultimate outcome of these customer expectations or any other future claims, we do not currently believe a loss is probable. We will continue to actively monitor our global supply chain and will seek to aggressively mitigate and minimize the impact of any future disruptions on our business.
In addition, we are carrying critical inventory items and key components, and we continue to procure productive, raw material and non-critical inventory components in order to satisfy our customers’ vehicle production schedules. However, as a result of our customers’ recent production volatility and cancellations, our balance of productive, raw and component material inventories has increased substantially from customary levels as of both December 31, 2023 and 2022. We will continue to actively monitor and manage inventory levels across all inventory types in order to maximize both supply continuity and the efficient use of working capital.
Key growth markets. There have been periods of increased market volatility and moderation in the level of economic growth in China, which resulted in periods of lower automotive production growth rates in China than those previously experienced. Automotive production in China experienced growth of 10% in 2023, which follows growth of 3% in 2022. Despite the market volatility and moderation in the level of economic growth in China, rising income levels in China and other key growth markets are expected to result in stronger growth rates in these markets over the long-term. Our strong global presence, and presence in these markets, has positioned us to experience above-market growth rates over the long-term. We continue to expand our established presence in key growth markets, positioning us to benefit from the expected long-term growth opportunities in these regions. We are capitalizing on our long-standing relationships with the global OEMs and further enhancing our positions with the key growth market OEMs to continue expanding our worldwide leadership. We continue to build upon our extensive geographic reach to capitalize on fast-growing automotive markets. We believe that our presence in best cost countries positions us to realize incremental margin improvements as the global balance of automotive production shifts towards the key growth markets.
We have a strong local presence in China, including a major manufacturing base and well-established customer relationships. Each of our business segments have operations and sales in China. Our business in China remains sensitive to economic and market conditions that impact automotive sales volumes in China, and may be affected if the pace of growth slows as the Chinese market matures or if there are reductions in vehicle demand in China, such as during the COVID-19 pandemic and related governmental lockdowns in 2022. Estimated total indirect and direct adverse impacts to revenue as a result of these lockdowns during 2022 was approximately $270 million. However, we continue to believe this market will benefit from long-term demand for new vehicles and stringent governmental regulation driving increased vehicle content, including accelerated demand for electrified vehicles.
Market driven products. Our product offerings satisfy the OEMs’ needs to meet increasingly stringent government regulations and meet consumer preferences for products that address the mega-trends of Safe, Green and Connected, leading to increased content per vehicle, greater profitability and higher margins. With these offerings, we believe we are well-positioned to benefit from the growing demand for vehicle content and technology related to safety, electrification, high speed data, connectivity to the global information network and automated driving technologies. We are benefiting from the substantial increase in vehicle content, software and electrification that requires a complex and reliable electrical architecture and systems to operate, such as automated advanced driver assistance technologies, electrical vehicle monitoring, active safety systems, lane departure warning systems, integrated vehicle cockpit displays, navigation systems and technologies that enable connected infotainment in vehicles. Our ability to design a reliable electrical architecture that optimizes power distribution and/or consumption is key to satisfying the OEMs’ needs to reduce emissions while continuing to meet consumer demand for increased vehicle content and technology. While we have identified high voltage electrification systems as a key product market, certain of our OEM customers have recently announced delays in their electric vehicle investment strategies amidst reduced expectations for future consumer demand for these products.
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
Our operations are subject to certain risks inherent in doing business globally, including military conflicts in regions in which we operate, unexpected changes in laws or regulations governing labor, trade, or other monetary or tax fiscal policy changes, including the Organisation for Economic Co-operation’s (“OECD”) Pillar Two Directive, tariffs, quotas, customs and other import or export restrictions or trade barriers. For instance, effective January 1, 2024, the government of Mexico implemented a country-wide statutory minimum wage increase of 20%. Additionally, the government of Mexico has indicated it may implement other labor reforms, such as a bill to shorten the work week from 48 to 40 hours. While management has implemented measures to mitigate the impact of these labor reforms on our cost structure, we cannot predict the ultimate future impact on our business.
The outbreak of armed conflicts in the Middle East beginning in October 2023 has created numerous uncertainties, including the risk that the conflicts spread to the broader region, and their impact on the global economy and supply chains. In addition, as described above, the conflict between Ukraine and Russia has also created numerous economic uncertainties, including the potential for further sanctions against Russia, the impact on the global supply chain for raw materials produced in each country, as well as increased logistics costs and transit times, and the actions of automotive OEMs and suppliers as they relate to production plans in each country and within the region. We are also subject to risks associated with actions taken by governmental authorities to impose changes in laws or regulations that restrict certain business operations, trade or travel in response to a pandemic or widespread outbreak of an illness. The impacts of any of these factors mentioned above, among others, could adversely affect our business, business opportunities, results of operations, financial condition and cash flows.
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

Engineering, design and development. Our history and culture of innovation have enabled us to develop significant intellectual property and design and development expertise to provide advanced technology solutions that meet the demands of our customers. We have a team of approximately 22,200 scientists, engineers and technicians focused on developing leading product solutions for our key markets, located at 11 major technical centers in China, Germany, India, Mexico, Poland, Singapore and the United States. Our total investment in research and development, including engineering, was approximately $1.8 billion, $1.5 billion and $1.4 billion for the years ended December 31, 2023, 2022 and 2021, respectively, which includes approximately $492 million, $379 million and $320 million of co-investment by customers and government agencies. Each year we share some engineering expenses with OEMs and government agencies which generally ranges from 20% to 30% of engineering expenses. This level of co-investment supports product development, accelerates the pace of innovation and reduces the risk associated with successful commercialization of technological breakthroughs. We also encourage “open innovation” and collaborate extensively with peers in the industry, government agencies and academic institutions.
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
We utilize a Technology Advisory Council, a panel of prominent global technology thought leaders, which helps us anticipate cutting-edge technology trends and guides our product strategies and investments in technology with a focus on developing advanced technologies to drive growth and foster innovation. This independent perspective assists Aptiv in pursuing investments in the right technologies that create the most value for all of its stakeholders. We believe that our engineering and technical expertise, together with our emphasis on continuing research and development, allow us to use the latest technologies, materials and processes to solve problems for our customers and to bring new, innovative products to market. We believe that continued engineering activities are critical to maintaining our pipeline of technologically advanced products. Given our strong financial discipline, we seek to effectively manage fixed costs and efficiently rationalize capital spending by critically evaluating the profit potential of new and existing customer programs, including investment in innovation and technology. We maintain our engineering activities around our focused product portfolio and allocate our capital and resources to those products with distinctive technologies. We expect expenditures for research and development activities, including engineering, net of co-investment, to be approximately $1.2 billion for the year ended December 31, 2024.
We maintain a large portfolio of approximately 10,000 patents and protective rights in the operation of our business as of December 31, 2023. While no individual patent or group of patents, taken alone, is considered material to our business, taken in the aggregate, these patents provide meaningful protection for our products and technical innovations. Similarly, while our trademarks are important to identify our position in the industry, we do not believe that any of these are individually material to our business. We are actively pursuing marketing opportunities to commercialize and license our technology to both automotive and non-automotive industries and we have selectively taken licenses from others to support our business interests. These activities foster optimization of intellectual property rights.
Pricing. Cost-cutting initiatives adopted by our customers result in increased downward pressure on pricing. Our customer supply agreements generally require step-downs in component pricing over the periods of production and OEMs have historically possessed significant leverage over their outside suppliers because the automotive component supply industry is fragmented and serves a limited number of automotive OEMs. Our profitability depends in part on our ability to generate sufficient production cost savings in the future to offset price reductions. In addition, during recent years, global economies and our industry were subjected to significant inflationary cost pressures, and these pressures may continue in 2024. We continue to work with our customers, both through price recoveries and adjustments as well as future pricing adjustments as contracts renew, to mitigate the impact of these inflationary pressures on our results of operations.
We are focused on maintaining a low fixed cost structure that provides us flexibility to remain profitable at all points of the traditional vehicle industry production cycle. As a result, approximately 97% of our hourly workforce is located in best cost countries. Furthermore, we have substantial operational flexibility by leveraging a large workforce of contingent workers, which represented approximately 27% of the hourly workforce as of December 31, 2023. However, we will continue to adjust our cost structure and optimize our manufacturing footprint in response to changes in the global and regional automotive markets and in order to increase investment in advanced technologies and engineering, as evidenced by our ongoing restructuring programs focused on reducing our global overhead costs and on the continued rotation of our manufacturing footprint to best cost locations in Europe. As we continue to operate in a cyclical industry that is impacted by movements in the global and regional economies, we continually evaluate opportunities to further refine our cost structure. Assuming constant product mix and pricing, based on our 2023 results, we estimate that our EBITDA breakeven level would be reached if we experienced a 45% downturn to current product volumes.
We have a strong balance sheet with gross debt of approximately $6.2 billion and substantial available liquidity of approximately $4.1 billion consisting of cash and cash equivalents, and available financing under our Revolving Credit Facility and committed European accounts receivable factoring facility (as defined below in Liquidity and Capital Resources) as of

December 31, 2023, and no significant U.S. defined benefit or workforce postretirement health care benefits and employer-paid postretirement basic life insurance benefits liabilities. We intend to maintain strong financial discipline by targeting industry-leading earnings growth, cash flow generation and return on invested capital and to maintain sufficient liquidity to sustain our financial flexibility throughout the industry cycle.
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

Consolidated Results of Operations
Our total net sales during the year ended December 31, 2023 were $20.1 billion, an increase of approximately 15% compared to 2022. Our overall volumes increased 10%, which reflects volume growth in all regions, as well as increased global automotive production of 9% (10% on an AWM basis) for the year ended December 31, 2023, compared to 2022 production rates, which was partially offset by adverse impacts to our revenue of approximately $180 million resulting from the UAW labor strikes. Our net sales were also impacted by increased sales of approximately $634 million as a result of the acquisitions of Wind River and Intercable Automotive Solutions S.r.l. (“Intercable Automotive”) in late-2022. Our overall lean cost structure, along with continued growth in all regions, has enabled us to achieve strong levels of operating income, while continuing to strategically invest in the future.
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
The automotive technology and component supply industry is traditionally subject to inflationary pressures with respect to raw materials and labor which may place operational and profitability burdens on the entire supply chain. For instance, the industry has recently been subjected to increased pricing pressures, specifically in relation to copper and petroleum-based resin products, which have experienced significant volatility in price. We have also been impacted globally by increased overall inflation as a result of a variety of global trends. Due to various factors, the industry has recently been impacted by increased operating and logistics challenges from certain global supply chain disruptions, including a worldwide semiconductor supply shortage. This shortage has resulted in increased pricing pressures on semiconductors as well. Although the severity of these disruptions abated during the second half of 2023, we expect semiconductor supply cost and commodity cost volatility to have a continual impact on future earnings and/or operating cash flows. As such, we continually seek to mitigate both inflationary pressures and our material-related cost exposures using a number of approaches, including combining purchase requirements with customers and/or other suppliers, using alternate suppliers or product designs, negotiating cost reductions and/or commodity cost contract escalation clauses into our vehicle manufacturer supply contracts and hedging. We have also negotiated, and will continue to negotiate, price increases with our customers in response to the aforementioned increased overall inflation and global supply chain disruptions.
This section discusses our consolidated results of operations and results of operations by segment for the years ended December 31, 2023 versus 2022. A detailed discussion of our consolidated results of operations and results of operations by segment for the years ended December 31, 2022 versus 2021 can be found under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the SEC on February 8, 2023.
2023 versus 2022
The results of operations for the years ended December 31, 2023 and 2022 were as follows:

	Year Ended December 31,
	2023		2022		Favorable/ (unfavorable)
	(dollars in millions)
Net sales	$20,051		$17,489		$2,562
Cost of sales	16,612		14,854		(1,758)
Gross margin	3,439	17.2%	2,635	15.1%	804
Selling, general and administrative	1,436		1,138		(298)
Amortization	233		149		(84)
Restructuring	211		85		(126)
Operating income	1,559		1,263		296
Interest expense	(285)		(219)		(66)
Other income (expense), net	63		(54)		117
Income before income taxes and equity loss	1,337		990		347
Income tax benefit (expense)	1,928		(121)		2,049
Income before equity loss	3,265		869		2,396
Equity loss, net of tax	(299)		(279)		(20)
Net income	2,966		590		2,376
Net income (loss) attributable to noncontrolling interest	28		(3)		31
Net loss attributable to redeemable noncontrolling interest	—		(1)		1
Net income attributable to Aptiv	2,938		594		2,344
Mandatory convertible preferred share dividends	(29)		(63)		34
Net income attributable to ordinary shareholders	$2,909		$531		$2,378

Total Net Sales
Below is a summary of our total net sales for the years ended December 31, 2023 versus 2022.

	Year Ended December 31,			Variance Due To:
	2023	2022	Favorable/ (unfavorable)	Volume, net of contractual price reductions	FX	Commodity pass- through	Other	Total
	(in millions)			(in millions)
Total net sales	$20,051	$17,489	$2,562	$2,114	$(118)	$(68)	$634	$2,562
Total net sales for the year ended December 31, 2023 increased 15% compared to the year ended December 31, 2022. Our volumes increased 10% for the period, which reflects volume growth in all regions, as well as increased global automotive production of 9% (10% on an AWM basis), which was partially offset by adverse impacts of approximately $180 million resulting from the UAW labor strikes and unfavorable foreign currency impacts, primarily related to the Chinese Yuan Renminbi, partially offset by impacts related to the Euro. Our total net sales also reflect the impact of favorable pricing, net of contractual price reductions, of $345 million, and net sales as a result of our acquisitions of Wind River and Intercable Automotive of $634 million, which is reflected in Other above.

Cost of Sales
Cost of sales is primarily comprised of material, labor, manufacturing overhead, freight, fluctuations in foreign currency exchange rates, product engineering, design and development expenses, depreciation, warranty costs and other operating expenses. Gross margin is revenue less cost of sales and gross margin percentage is gross margin as a percentage of net sales.
Cost of sales increased $1,758 million for the year ended December 31, 2023 compared to the year ended December 31, 2022, as summarized below. The Company’s material cost of sales was approximately 55% of net sales in both the years ended December 31, 2023 and 2022, respectively.

	Year Ended December 31,			Variance Due To:
	2023	2022	Favorable/ (unfavorable)	Volume (a)	FX	Operational performance	Other	Total
	(dollars in millions)			(in millions)
Cost of sales	$16,612	$14,854	$(1,758)	$(1,263)	$(13)	$(91)	$(391)	$(1,758)
Gross margin	$3,439	$2,635	$804	$851	$(131)	$(91)	$175	$804
Percentage of net sales	17.2%	15.1%
(a)Presented net of contractual price reductions for gross margin variance.
The increase in cost of sales reflects increased volumes, as well as the impacts from currency exchange and operational performance. Our operational performance for the year ended December 31, 2023 includes approximately $365 million of increased costs for semiconductors and commodities, as well as approximately $110 million of decreased costs, primarily related to material logistics costs associated with the global supply chain disruptions due to the worldwide semiconductor shortage and other extraordinary events. Cost of sales was also impacted by the following items in Other above:
•Increased costs of $418 million resulting from the operations of the businesses acquired; and
•Increased incentive compensation costs of approximately $30 million; partially offset by
•$68 million of decreased commodity pass-through costs.

Selling, General and Administrative Expense

	Year Ended December 31,
	2023	2022	Favorable/ (unfavorable)
	(dollars in millions)
Selling, general and administrative expense	$1,436	$1,138	$(298)
Percentage of net sales	7.2%	6.5%

Selling, general and administrative expense (“SG&A”) includes administrative expenses, information technology costs, incentive compensation related costs and selling and marketing expenses. SG&A increased as a percentage of net sales for the year ended December 31, 2023 as compared to 2022, primarily due to the inclusion of costs from the operations of the business acquired, partially offset by increased sales in 2023.

Amortization

	Year Ended December 31,
	2023	2022	Favorable/ (unfavorable)
	(in millions)
Amortization	$233	$149	$(84)
Amortization expense reflects the non-cash charge related to definite-lived intangible assets. The increase in amortization during the year ended December 31, 2023 compared to 2022 is primarily attributable to the acquisitions of Wind River and Intercable Automotive in the fourth quarter of 2022. Refer to Note 20. Acquisitions and Divestitures to the audited consolidated financial statements included herein for further detail of our business acquisitions, including details of the intangible assets recorded in each transaction.
In 2024, we expect to incur non-cash amortization charges of approximately $220 million.

Restructuring

	Year Ended December 31,
	2023	2022	Favorable/ (unfavorable)
	(dollars in millions)
Restructuring	$211	$85	$(126)
Percentage of net sales	1.1%	0.5%
The Company recorded employee-related and other restructuring charges totaling approximately $211 million during the year ended December 31, 2023, of which $68 million was recognized for a program initiated in the fourth quarter of 2023 focused on global salaried headcount reduction, primarily in the North American and European regions. We expect to recognize additional charges of approximately $75 million related to this program in 2024. Cash payments related to this restructuring action are expected to be principally completed in 2024. The charges recorded during the year ended December 31, 2023 also included the recognition of approximately $27 million of employee-related and other costs related to the initiation of the closure of a Western European manufacturing site within the Advanced Safety and User Experience segment pursuant to the Company’s ongoing European footprint rotation strategy. Cash payments related to this restructuring action are expected to be principally completed in 2024. We expect to make cash payments of approximately $140 million in 2024 pursuant to currently implemented restructuring programs.
The Company recorded employee-related and other restructuring charges totaling approximately $85 million during the year ended December 31, 2022, of which $61 million was recognized for programs implemented in the European region and $23 million was recognized for programs implemented in the North America region.
We expect to continue to incur additional restructuring expense in 2024 and beyond, primarily related to programs focused on reducing global overhead costs and on the continued rotation of our manufacturing footprint to best cost locations in Europe, which includes approximately $80 million (of which approximately $40 million relates to the Signal and Power Solutions segment and approximately $40 million relates to the Advanced Safety and User Experience segment) for programs approved as of December 31, 2023, which includes $75 million related to the global salaried headcount reduction program described above and which are expected to be incurred within the next twelve months. Additionally, as we continue to operate in a cyclical industry that is impacted by movements in the global and regional economies, we continually evaluate opportunities to further adjust our cost structure and optimize our manufacturing footprint. The Company plans to implement additional restructuring activities in the future, if necessary, in order to align manufacturing capacity and other costs with prevailing regional automotive production levels and locations, to improve the efficiency and utilization of other locations and in order to increase investment in advanced technologies and engineering. Such future restructuring actions are dependent on market conditions, customer actions and other factors.

Refer to Note 10. Restructuring to the audited consolidated financial statements included herein for additional information.
Interest Expense

	Year Ended December 31,
	2023	2022	Favorable/ (unfavorable)
	(in millions)
Interest expense	$285	$219	$(66)
The increase in interest expense during the year ended December 31, 2023 compared to 2022 includes the impacts of an increased interest rate on the Tranche A Term Loan while it was outstanding during 2023 and the issuance of $2.5 billion in aggregate principal amount of senior unsecured notes in February 2022 (the “2022 Senior Notes”).
Refer to Note 11. Debt to the audited consolidated financial statements included herein for additional information.

Other Income, Net

	Year Ended December 31,
	2023	2022	Favorable/ (unfavorable)
	(in millions)
Other income (expense), net	$63	$(54)	$117
Other income, net for the year ended December 31, 2023 includes interest income of $111 million, partially offset by an impairment loss of $18 million recognized for Aptiv’s equity investments without readily determinable fair values and losses of $6 million for the change in fair value of publicly traded equity securities. The Company also recorded $28 million during the year ended December 31, 2023 related to the components of net periodic pension and postretirement benefit cost other than service costs, as further described in Note 12. Pension Benefits to the audited consolidated financial statements included herein.
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
Refer to Note 19. Other Income, Net to the audited consolidated financial statements included herein for additional information.

Income Taxes

	Year Ended December 31,
	2023	2022	Favorable/ (unfavorable)
	(in millions)
Income tax (benefit) expense	$(1,928)	$121	$2,049
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
The Company’s effective tax rate was (144)% and 12% for the years ended December 31, 2023 and 2022, respectively. The effective tax rate for the year ended December 31, 2023 was primarily impacted by the Company’s transfers of intellectual property, as described below.

The effective tax rate for the year ended December 31, 2022 was impacted by favorable changes in valuation allowances offset by changes in reserves and provision to return adjustments. The effective tax rate was also impacted by impairments and charges related to our exit from our majority owned Russian subsidiary and other charges in Ukraine for which no tax benefit was recognized.
On December 15, 2022, the European Union (the “E.U.”) Member States formally adopted the Pillar Two Directive, which generally provides for a minimum effective tax rate of 15%, as established by the Organisation for Economic Co-operation and Development (the “OECD”) Pillar Two Framework. The OECD continues to release additional guidance on these rules. While the framework was issued without opposition from representatives of over 130 countries participating in the OECD’s consultative process, not all countries are actively changing their tax laws to adopt certain parts of the OECD’s proposals. Some countries have indicated they do not support the OECD efforts. The Company is proactively responding to these anticipated tax policy changes, as described below. Although we will continue to closely monitor developments and analyze other potential impacts these new rules may have, we currently anticipate that the future impacts may be unfavorable to our effective tax rate.
In response to the OECD’s Pillar Two Directive, the Company initiated changes to its corporate entity structure, including intercompany transfers of certain intellectual property to one of its subsidiaries in Switzerland during 2023. Furthermore, during the year ended December 31, 2023, the Company’s Swiss subsidiary was granted a ten-year tax incentive, beginning in 2024. The total income tax benefit recorded as a result of the intercompany transfers of intellectual property and tax incentive, all as described above, combined with related additional current year tax expense as a result of the transactions, was approximately $2,080 million during the year ended December 31, 2023.
Refer to Note 14. Income Taxes to the audited consolidated financial statements included herein for additional information.

Equity Loss

	Year Ended December 31,
	2023	2022	Favorable/ (unfavorable)
	(in millions)
Equity loss, net of tax	$299	$279	$(20)
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
•Advanced Safety and User Experience, which includes vehicle technology and services in advanced safety, user experience and smart vehicle compute and software, as well as cloud-native software platforms, autonomous driving technologies and DevOps tools.
•Eliminations and Other, which includes i) the elimination of inter-segment transactions, and ii) certain other expenses and income of a non-operating or strategic nature.
Generally, Aptiv evaluates segment performance based on stand-alone segment net income before interest expense, other income (expense), net, income tax (expense) benefit, equity income (loss), net of tax, amortization, restructuring, other acquisition and portfolio project costs (which includes costs incurred to integrate acquired businesses and to plan and execute product portfolio transformation actions, including business and product acquisitions and divestitures), asset impairments and other related charges, compensation expense related to acquisitions and gains (losses) on business divestitures and other transactions (“Adjusted Operating Income”).
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
The reconciliation of Adjusted Operating Income to operating income includes, as applicable, amortization, restructuring, other acquisition and portfolio project costs (which includes costs incurred to integrate acquired businesses and to plan and execute product portfolio transformation actions, including business and product acquisitions and divestitures), asset impairments and other related charges, compensation expense related to acquisitions and gains (losses) on business divestitures and other transactions. The reconciliations of Adjusted Operating Income to net income attributable to Aptiv for the years ended December 31, 2023 and 2022 are as follows:

	Signal and Power Solutions	Advanced Safety and User Experience	Total
	(in millions)
For the Year Ended December 31, 2023:
Adjusted operating income	$1,676	$451	$2,127
Amortization	(140)	(93)	(233)
Restructuring	(82)	(129)	(211)
Other acquisition and portfolio project costs	(60)	(20)	(80)
Asset impairments	(15)	(3)	(18)
Compensation expense related to acquisitions	—	(26)	(26)
Operating income	$1,379	$180	1,559
Interest expense			(285)
Other income, net			63
Income before income taxes and equity loss			1,337
Income tax benefit			1,928
Equity loss, net of tax			(299)
Net income			2,966
Net income attributable to noncontrolling interest			28
Net income attributable to Aptiv			$2,938

	Signal and Power Solutions	Advanced Safety and User Experience	Total
	(in millions)
For the Year Ended December 31, 2022:
Adjusted operating income	$1,441	$144	$1,585
Amortization	(139)	(10)	(149)
Restructuring	(30)	(55)	(85)
Other acquisition and portfolio project costs	(15)	(11)	(26)
Asset impairments	(8)	—	(8)
Other charges related to Ukraine/Russia conflict (1)	(54)	—	(54)
Operating income	$1,195	$68	1,263
Interest expense			(219)
Other expense, net			(54)
Income before income taxes and equity loss			990
Income tax expense			(121)
Equity loss, net of tax			(279)
Net income			590
Net loss attributable to noncontrolling interest			(3)
Net loss attributable to redeemable noncontrolling interest			(1)
Net income attributable to Aptiv			$594
(1)Primarily consists of charges related to the designation of our former majority owned Russian subsidiary as held for sale as of December 31, 2022. Refer to Note 20. Acquisitions and Divestitures to the audited consolidation financial statements included herein for further information.

Net sales, gross margin as a percentage of net sales and Adjusted Operating Income by segment for the years ended December 31, 2023 and 2022 are as follows:

Net Sales by Segment

	Year Ended December 31,			Variance Due To:
	2023	2022	Favorable/ (unfavorable)	Volume, net of contractual price reductions	FX	Commodity Pass-through	Other	Total
	(in millions)			(in millions)
Signal and Power Solutions	$14,404	$12,943	$1,461	$1,368	$(96)	$(68)	$257	$1,461
Advanced Safety and User Experience	5,695	4,587	1,108	754	(23)	—	377	1,108
Eliminations and Other	(48)	(41)	(7)	(8)	1	—	—	(7)
Total	$20,051	$17,489	$2,562	$2,114	$(118)	$(68)	$634	$2,562

Gross Margin Percentage by Segment

	Year Ended December 31,
	2023	2022
Signal and Power Solutions	18.0%	17.2%
Advanced Safety and User Experience	15.0%	8.9%
Total	17.2%	15.1%

Adjusted Operating Income by Segment

	Year Ended December 31,			Variance Due To:
	2023	2022	Favorable/ (unfavorable)	Volume, net of contractual price reductions	Operational performance	Other	Total
	(in millions)			(in millions)
Signal and Power Solutions	$1,676	$1,441	$235	$527	$(88)	$(204)	$235
Advanced Safety and User Experience	451	144	307	324	(3)	(14)	307
Total	$2,127	$1,585	$542	$851	$(91)	$(218)	$542
As noted in the table above, Adjusted Operating Income for the year ended December 31, 2023 as compared to the year ended December 31, 2022 was impacted by volume, including product mix and adverse impacts of approximately $80 million resulting from the UAW labor strikes, and the impacts of favorable pricing, net of contractual price reductions, of $345 million, as well as operational performance. Our operational performance for the year ended December 31, 2023 includes approximately $365 million of increased costs for semiconductors and commodities, as well as approximately $110 million of decreased costs, primarily related to material logistics costs associated with the global supply chain disruptions due to the worldwide semiconductor shortage and other extraordinary events. Other in the table above includes increased earnings resulting from the operations of the businesses acquired, as well as the following items:
•$134 million of unfavorable foreign currency impacts, primarily related to the Mexican Peso and Chinese Yuan Renminbi; and
•$106 million of increased SG&A expense, including increased incentive compensation costs, and excluding SG&A expenses from the operations of the businesses acquired, as well as the impact of other acquisition and portfolio project costs.

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
As of December 31, 2023, we had cash and cash equivalents of $1.6 billion and net debt (defined as outstanding debt less cash and cash equivalents) of $4.6 billion. We also have access to additional liquidity pursuant to the terms of the $2.0 billion Revolving Credit Facility and the committed European accounts receivable factoring facility, as described below. The following table summarizes our available liquidity, which includes cash, cash equivalents and funds available under our significant committed credit facilities, as of December 31, 2023.

December 31, 2023

(in millions)
Cash and cash equivalents	$1,640
Revolving Credit Facility, unutilized portion (1)	2,000
Committed European accounts receivable factoring facility, unutilized portion (2)	497
Total available liquidity	$4,137
(1)Availability reduced by less than $1 million in letters of credit issued under the Credit Agreement as of December 31, 2023.
(2)Based on December 31, 2023 foreign currency rates, subject to the availability of eligible accounts receivable.
We expect existing cash, available liquidity and cash flows from operations to continue to be sufficient to fund our global operating activities, including restructuring payments and capital expenditures. In addition, we expect to continue to repurchase outstanding ordinary shares pursuant to our authorized ordinary share repurchase program, as further described below.

We also continue to expect to be able to move funds between different countries to manage our global liquidity needs without material adverse tax implications, subject to current monetary policies. We utilize a combination of strategies, including dividends, cash pooling arrangements, intercompany loan repayments and other distributions and advances to provide the funds necessary to meet our global liquidity needs. There are no significant restrictions on the ability of our subsidiaries to pay dividends or make other distributions to Aptiv. As of December 31, 2023, the Company’s cash and cash equivalents held by our non-U.S. subsidiaries totaled approximately $1.6 billion. If additional non-U.S. cash was needed for our U.S. operations, we may be required to accrue and pay withholding if we were to distribute such funds from non-U.S. subsidiaries to the U.S.; however, based on our current liquidity needs and strategies, we do not anticipate a need to accrue and pay such additional amounts.
Based on these factors, we believe we possess sufficient liquidity to fund our global operations and capital investments in 2024 and beyond.
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
A summary of the ordinary shares repurchased during the year ended December 31, 2023 is as follows:

Total number of shares repurchased	4,701,558
Average price paid per share	$84.59
Total (in millions)	$398
There were no shares repurchased during the years ended December 31, 2022 and 2021. As of December 31, 2023, approximately $1,615 million of share repurchases remained available under the January 2019 share repurchase program. All previously repurchased shares were retired, and are reflected as a reduction of ordinary share capital for the par value of the shares, with the excess applied as reductions to additional paid-in-capital and retained earnings.
Dividends from Equity Investments
During the years ended December 31, 2023, 2022 and 2021, Aptiv received dividends of $5 million, $5 million and $6 million, respectively, from its equity method investments. The dividends were recognized as a reduction to the investment and represented a return on investment included in cash flows from operating activities.
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
Refer to Note 20. Acquisitions and Divestitures to the audited consolidated financial statements included herein for further detail of the Company’s business acquisitions and divestitures.
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
Technology Investments—In December 2023, LeddarTech, Inc. (“LeddarTech”) merged with a publicly traded special purpose acquisition company (“SPAC”) and shares of LeddarTech began trading on the NYSE under the symbol LDTC. As part of the SPAC merger, our preferred shares in LeddarTech were converted into LeddarTech ordinary shares. Following this conversion, the Company will measure the fair value of the LeddarTech investment on a recurring basis, with changes in fair value recorded to other expense, net.
In October 2023, Otonomo Technologies Ltd. (“Otonomo”) merged with Urgent.ly, Inc. (“Urgently”) and Aptiv’s Otonomo ordinary shares were converted into Urgently ordinary shares. Upon completion of the merger, shares of Urgently began trading on the Nasdaq Stock Market LLC under the symbol ULY.
In October 2023, the Company’s Advanced Safety and User Experience segment made an investment of 5 billion South Korean Won (“KRW”) (approximately $4 million, using foreign currency rates on the investment date) in StradVision, Inc., a provider of deep learning-based camera perception software for automotive applications. This investment was in addition to the Company’s investment of 50 billion KRW (approximately $40 million, using foreign currency rates on the investment date) in May 2022.
Refer to Note 5. Investments in Affiliates to the audited consolidated financial statements included herein for further detail of the Company’s technology investments.
Credit Agreement
Aptiv PLC and its wholly-owned subsidiary, Aptiv Corporation, entered into a credit agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent (the “Administrative Agent”), under which it maintains a senior unsecured credit facility currently consisting of a revolving credit facility of $2 billion (the “Revolving Credit Facility”). As of December 31, 2022, the Company also maintained a senior unsecured credit facility in the form of a term loan (the “Tranche A Term Loan”). On October 27, 2023, the Company fully repaid the outstanding principal balance of $301 million on the Tranche A Term Loan, utilizing cash on hand. As a result, Aptiv recognized a loss on debt extinguishment of approximately $1 million during the year ended December 31, 2023 within other income (expense), net in the consolidated statements of operations. Aptiv Global Financing Limited (“AGFL”), a wholly-owned subsidiary of Aptiv PLC, previously executed a joinder agreement to the Credit Agreement, which allows it to act as a borrower under the Credit Agreement, and a guaranty supplement, under which AGFL guarantees the obligations under the Credit Agreement, subject to certain exceptions.
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
The Revolving Credit Facility matures on June 24, 2026. Prior to its full repayment, Aptiv had been obligated to make quarterly principal payments on the Tranche A Term Loan according to the amortization schedule in the Credit Agreement.
As of December 31, 2023, there were no amounts outstanding under the Revolving Credit Facility and less than $1 million in letters of credit were issued under the Credit Agreement. Letters of credit issued under the Credit Agreement reduce availability under the Revolving Credit Facility. No amounts were drawn on the Revolving Credit Facility during the year ended December 31, 2023.
As of December 31, 2023, loans under the Credit Agreement bore interest, at Aptiv’s option, at either (a) the Administrative Agent’s Alternate Base Rate (“ABR” as defined in the Credit Agreement) or (b) SOFR plus in either case a percentage per annum as set forth in the table below (the “Applicable Rate”). As of December 31, 2022, loans under the Credit Agreement bore interest, at Aptiv’s option, at either (a) ABR or (b) LIBOR plus in either case a percentage per annum as set forth in the table below. The rates under the Credit Agreement on the specified dates are set forth below:

	December 31, 2023		December 31, 2022
	SOFR plus	ABR plus	LIBOR plus	ABR plus
Revolving Credit Facility	1.06%	0.06%	1.06%	0.06%
Tranche A Term Loan	N/A	N/A	1.105%	0.105%
The Applicable Rate under the Credit Agreement, as well as the facility fee, may increase or decrease from time to time based on changes in the Company’s credit ratings and whether the Company achieves or fails to achieve certain sustainability-linked targets with respect to greenhouse gas emissions and workplace safety. Such adjustments may be up to 0.04% per annum on interest rate margins on the Revolving Credit Facility, 0.02% per annum on interest rate margins on the Tranche A Term Loan (prior to its repayment, as described above) and 0.01% per annum on the facility fee. Accordingly, the interest rate is subject to fluctuation during the term of the Credit Agreement based on changes in the ABR, SOFR (after the April 2023 amendment), LIBOR (before the April 2023 amendment), changes in the Company’s corporate credit ratings or whether the Company achieves or fails to achieve its sustainability-linked targets. The Credit Agreement also requires that Aptiv pay certain facility fees on the Revolving Credit Facility, which are also subject to adjustment based on the sustainability-linked targets as described above, and certain letter of credit issuance and fronting fees. The Company achieved the sustainability-linked targets for the 2022 calendar year, and the interest rate margins and facility fees were reduced from the Applicable Rates, by the amounts specified above, effective in the third quarter of 2023.
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
The Credit Agreement also contains events of default customary for financings of this type. The Company was in compliance with the Credit Agreement covenants as of December 31, 2023.
As of December 31, 2023, all obligations under the Credit Agreement were borrowed by Aptiv Corporation and jointly and severally guaranteed by AGFL and Aptiv PLC, subject to certain exceptions set forth in the Credit Agreement.
Senior Unsecured Notes
As of December 31, 2023, the Company had the following senior unsecured notes issued and outstanding:

Aggregate Principal Amount (in millions)	Stated Coupon Rate	Issuance Date	Maturity Date	Interest Payment Date

$700	2.396%	February 2022	February 2025	February 18 and August 18
$773	1.50%	March 2015	March 2025	March 10
$552	1.60%	September 2016	September 2028	September 15
$300	4.35%	March 2019	March 2029	March 15 and September 15
$800	3.25%	February 2022	March 2032	March 1 and September 1
$300	4.40%	September 2016	October 2046	April 1 and October 1
$350	5.40%	March 2019	March 2049	March 15 and September 15
$1,500	3.10%	November 2021	December 2051	June 1 and December 1
$1,000	4.15%	February 2022	May 2052	May 1 and November 1
Although the specific terms of each indenture governing each series of senior notes vary, the indentures contain certain restrictive covenants, including with respect to Aptiv’s (and Aptiv’s subsidiaries’) ability to incur liens, enter into sale and leaseback transactions and merge with or into other entities. As of December 31, 2023, the Company was in compliance with the provisions of all series of the outstanding senior notes. Refer to Note 11. Debt to the audited consolidated financial statements included herein for additional information.
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

Obligor Group

Year Ended December 31, 2023	(in millions)
Net sales	$—
Gross margin	$—
Operating loss	$(73)
Net loss	$(295)
Net loss attributable to Aptiv	$(295)

As of December 31, 2023
Current assets (1)	$4,699
Long-term assets (2)	$562
Current liabilities (3)	$6,090
Long-term liabilities (3)	$6,419
Noncontrolling interest	$—

As of December 31, 2022
Current assets (1)	$5,340
Long-term assets (2)	$516
Current liabilities (3)	$7,372
Long-term liabilities (3)	$6,668
Noncontrolling interest	$—
(1)Includes current assets of $3,826 million and $4,763 million due from Non-Guarantors as of December 31, 2023 and December 31, 2022, respectively. The balance as of December 31, 2022 includes amounts due from affiliates of $1 million.
(2)Includes long-term assets of $555 million and $507 million due from Non-Guarantors as of December 31, 2023 and December 31, 2022, respectively.
(3)Includes current liabilities of $6,013 million and $7,261 million, and long-term liabilities of $226 million and $226 million, due to Non-Guarantors as of December 31, 2023 and December 31, 2022, respectively.
Other Financing
Receivable factoring—Aptiv maintains a €450 million European accounts receivable factoring facility that is available on a committed basis and allows for factoring of receivables denominated in both Euros and U.S. dollars (“USD”). This facility is accounted for as short-term debt and borrowings are subject to the availability of eligible accounts receivable. Collateral is not required related to these trade accounts receivable. This facility became effective on January 1, 2021 and had an initial term of three years, and was renewed for an additional three year term, effective November 2023, subject to Aptiv’s right to terminate at any time with three months’ notice. After expiration of the new three-year term, either party can terminate with three months’ notice. Borrowings denominated in Euros under the facility bear interest at the three-month Euro Interbank Offered Rate (“EURIBOR”) plus 0.50%. As of December 31, 2022, USD borrowings bore interest at two-month LIBOR plus 0.50%, with borrowings under either denomination carrying a minimum interest rate of 0.20%. Effective in the second quarter of 2023, this facility was amended to replace the interest rate on USD borrowings with two-month SOFR plus 0.50%, effective as of the date of the amendment. As of December 31, 2023 and 2022, Aptiv had no amounts outstanding under the European accounts receivable factoring facility. No amounts were drawn under the European accounts receivable factoring facility during the year ended December 31, 2023.
Finance leases and other—As of December 31, 2023 and 2022, approximately $21 million and $38 million, respectively, of other debt primarily issued by certain non-U.S. subsidiaries and finance lease obligations were outstanding.
Letter of credit facilities—In addition to the letters of credit issued under the Credit Agreement, Aptiv had approximately $4 million and $3 million outstanding through other letter of credit facilities as of December 31, 2023 and 2022, respectively, primarily to support arrangements and other obligations at certain of its subsidiaries.

Contractual Commitments
The following table summarizes our expected cash outflows resulting from financial contracts and commitments as of December 31, 2023, with amounts denominated in foreign currencies translated using foreign currency rates as of December 31, 2023. We have not included information on our recurring purchases of materials for use in our manufacturing operations. These amounts are generally consistent from year to year, closely reflect our levels of production, and are not long-term in nature. The amounts below exclude the gross liability for uncertain tax positions of $222 million as of December 31, 2023. We do not expect a significant payment related to these obligations to be made within the next twelve months. We are not able to provide a reasonably reliable estimate of the timing of future payments relating to the non-current portion of obligations associated with uncertain tax positions. For more information, refer to Note 14. Income Taxes to the audited consolidated financial statements included herein.

	Payments due by Period
	Total	2024	2025 & 2026	2027 & 2028	Thereafter
	(in millions)
Debt and finance lease obligations (excluding interest)	$6,296	$9	$1,481	$556	$4,250
Estimated interest costs related to debt and finance lease obligations	3,616	200	348	333	2,735
Operating lease obligations	646	141	231	146	128
Contractual commitments for capital expenditures	246	245	1	—	—
Other contractual purchase commitments, including information technology	509	223	233	53	—
Total	$11,313	$818	$2,294	$1,088	$7,113
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
Capital Expenditures
Supplier selection in the automotive industry is generally finalized several years prior to the start of production of the vehicle. Therefore, current capital expenditures are based on customer commitments entered into previously, generally several years ago when the customer contract was awarded. As of December 31, 2023, we had approximately $246 million in outstanding cancellable and non-cancellable capital commitments. Capital expenditures by operating segment and geographic region for the periods presented were:

	Year Ended December 31,
	2023	2022	2021
	(in millions)
Signal and Power Solutions	$639	$573	$434
Advanced Safety and User Experience	207	196	124
Other (1)	60	75	53
Total capital expenditures	$906	$844	$611
North America	$355	$312	$218
Europe, Middle East & Africa	288	271	233
Asia Pacific	252	249	149
South America	11	12	11
Total capital expenditures	$906	$844	$611
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
Operating activities—Net cash provided by operating activities totaled $1,896 million and $1,263 million for the years ended December 31, 2023 and 2022, respectively. Cash flows provided by operating activities for the year ended December 31, 2023 consisted primarily of net earnings of $2,966 million, increased by $956 million for non-cash charges for depreciation, amortization and pension costs, partially offset by $2,164 million related to non-cash changes in deferred income taxes, primarily resulting from the tax benefit associated with the intercompany transfers of certain intellectual property, and $293 million related to operating assets and liabilities, net of restructuring and pension contributions. Cash flows provided by operating activities for the year ended December 31, 2022 consisted primarily of net earnings of $590 million, increased by $792 million for non-cash charges for depreciation, amortization and pension costs, partially offset by $409 million related to changes in operating assets and liabilities, net of restructuring and pension contributions.
Investing activities—Net cash used in investing activities totaled $1,002 million and $5,182 million for the years ended December 31, 2023 and 2022, respectively. The decrease in usage is primarily attributable to $83 million paid for business acquisitions and other transactions during the year ended December 31, 2023 as compared to $4,310 million during the year ended December 31, 2022, partially offset by increased capital expenditures of $62 million during the year ended December 31, 2023 as compared to the year ended December 31, 2022.
Financing activities—Net cash used in financing activities totaled $807 million for the year ended December 31, 2023 and net cash provided by financing activities totaled $2,359 million for the year ended December 31, 2022. Cash flows used in financing activities for the year ended December 31, 2023 primarily included $398 million paid to repurchase ordinary shares, $309 million in repayments under other long-term debt agreements and $32 million of MCPS dividend payments. Cash flows provided by financing activities for the year ended December 31, 2022 primarily included net proceeds of $2,472 million received from the issuance of the 2022 Senior Notes, partially offset by $63 million of MCPS dividend payments.
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
The principal assumptions used to determine the pension expense and the actuarial value of the projected benefit obligation for the U.S. and non-U.S. pension plans were:
Assumptions used to determine benefit obligations at December 31:

	Pension Benefits
	U.S. Plans		Non-U.S. Plans
	2023	2022	2023	2022
Weighted-average discount rate	5.50%	5.20%	5.91%	5.95%
Weighted-average rate of increase in compensation levels	N/A	N/A	2.93%	2.82%
Assumptions used to determine net expense for years ended December 31:

	Pension Benefits
	U.S. Plans			Non-U.S. Plans
	2023	2022	2021	2023	2022	2021
Weighted-average discount rate	5.20%	1.90%	1.20%	5.95%	3.09%	2.21%
Weighted-average rate of increase in compensation levels	N/A	N/A	N/A	2.82%	2.47%	3.64%
Weighted-average expected long-term rate of return on plan assets	N/A	N/A	N/A	4.98%	4.46%	4.29%
We select discount rates by analyzing the results of matching each plan’s projected benefit obligations with a portfolio of high-quality fixed income investments rated AA or higher by Standard and Poor’s or Moody’s.
Aptiv does not have any U.S. pension assets; therefore no U.S. asset rate of return calculation was necessary. The primary funded non-U.S. plans are in the U.K. and Mexico. For the determination of 2023 expense, we assumed a long-term expected asset rate of return of approximately 4.25% and 7.50% for the U.K. and Mexico, respectively. We evaluated input from local actuaries and asset managers, including consideration of recent fund performance and historical returns, in developing the long-term rate of return assumptions. The assumptions for the U.K. and Mexico are primarily conservative long-term, prospective rates. To determine the expected return on plan assets, the market-related value of our plan assets is actual fair value.

Our pension expense for 2024 is determined at the December 31, 2023 measurement date. For purposes of analysis, the following table highlights the sensitivity of our pension obligations and expense attributable to changes in key assumptions:

Change in Assumption	Impact on Pension Expense	Impact on PBO
25 basis point (“bp”) decrease in discount rate	Less than + $1 million	‘+ $18 million
25 bp increase in discount rate	Less than + $1 million	‘- $17 million
25 bp decrease in long-term expected return on assets	‘+ $1 million	—
25 bp increase in long-term expected return on assets	‘- $1 million	—
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
We calculate our current and deferred tax provision based on estimates and assumptions that could differ from the actual results reflected in income tax returns filed in subsequent years. Adjustments based on filed returns are recorded when identified. The amount of income taxes we pay is subject to ongoing audits by federal, state and foreign tax authorities. Our estimate of the potential outcome of any uncertain tax issue is subject to management’s assessment of relevant risks, facts, and circumstances existing at that time. We use a more-likely-than-not threshold for financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. We record a liability for the difference between the benefit recognized and measured and tax position taken or expected to be taken on our tax return. To the extent that our assessment of such tax positions changes, the change in estimate is recorded in the period in which the determination is made. We report tax-related interest and penalties as a component of income tax expense. We do not believe there is a reasonable likelihood that there will be a material change in the tax related balances. However, due to the complexity of some of these uncertainties, the ultimate resolution may be materially different from the current estimate. Refer to Note 14. Income Taxes to the audited consolidated financial statements included herein for additional information.
Recently Issued Accounting Pronouncements
Refer to Note 2. Significant Accounting Policies to the audited consolidated financial statements included herein for a complete description of recent accounting standards which we have not yet been required to implement which may be applicable to our operations. Additionally, the significant accounting standards that have been adopted during the year ended December 31, 2023 are described.

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
Currency Exchange Rate Risk
Currency exposures may impact future earnings and/or operating cash flows. We have currency exposures related to buying, selling and financing in currencies other than the local functional currencies in which we operate (“transactional exposure”). We also have currency exposures related to the translation of the financial statements of our foreign subsidiaries that use the local currency as their functional currency into U.S. dollars, the Company’s reporting currency (“translational exposure”). The impact of translational exposure is recorded within currency translation adjustment in the consolidated statements of comprehensive income. During the year ended December 31, 2023, the foreign currency translation adjustment gain of $30 million was primarily due to the impact of a weakening U.S. dollar, which decreased approximately 15% in relation to the Mexican Peso and 3% in relation to the Euro, partially offset by an increase of approximately 2% in relation to the Chinese Yuan Renminbi from December 31, 2022.
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
In some instances, we choose to reduce our transactional exposures through financial instruments (hedges) that provide offsets or limits to our exposures. Currently, our most significant hedged currency exposures relate to the Mexican Peso, Chinese Yuan Renminbi, Polish Zloty, Euro and Hungarian Forint. As of December 31, 2023 and 2022 the net fair value liability of all financial instruments, including hedges and underlying transactions, with exposure to currency risk was approximately $507 million and $446 million, respectively. The potential change in fair value for such financial instruments from a hypothetical 10% adverse change in quoted currency exchange rates would be a gain of approximately $23 million and $17 million as of December 31, 2023 and 2022, respectively. The potential change in fair value from a hypothetical 10% favorable change in quoted currency exchange rates would be a loss of approximately $9 million and $6 million as of December 31, 2023 and 2022, respectively. The impact of a 10% change in rates on fair value differs from a 10% change in the net fair value liability due to the existence of hedges. The model assumes a parallel shift in currency exchange rates; however, currency exchange rates rarely move in the same direction. The assumption that currency exchange rates change in a parallel fashion may overstate the impact of changing currency exchange rates on assets and liabilities denominated in currencies other than the U.S. dollar.
Commodity Price Risk
Commodity swaps/average rate forward contracts are executed to offset a portion of our exposure to the potential change in prices mainly for various non-ferrous metals used in the manufacturing of automotive components, primarily copper. The net fair value of our contracts was a liability of $2 million and $35 million as of December 31, 2023 and 2022, respectively. If the price of the commodities that are being hedged by our commodity swaps/average rate forward contracts changed adversely or favorably by 10%, the fair value of our commodity swaps/average rate forward contracts would decrease or increase by $43 million and $37 million as of December 31, 2023 and 2022, respectively. A 10% change in the net fair value asset differs from a 10% change in rates on fair value due to the relative differences between the underlying commodity prices and the prices in place in our commodity swaps/average rate forward contracts. These amounts exclude the offsetting impact of the price risk inherent in the physical purchase of the underlying commodities.
Interest Rate Risk
Our exposure to market risk associated with changes in interest rates relates primarily to our debt obligations. We do not use interest rate swap or other derivative contracts to manage our exposure to fluctuations in interest rates. As of December 31, 2023, we had no floating rate debt outstanding. The Credit Agreement carries an interest rate, at our option, on Revolving Credit Facility borrowings of either (a) the ABR plus 0.06% per annum, or (b) SOFR plus 1.06% per annum, each of which include an adjustment resulting from the Company having met the sustainability-linked targets for the 2022 calendar year.
The interest rate period with respect to the SOFR interest rate option can be set at one-, three-, or six-months as selected by us in accordance with the terms of the Credit Agreement (or other period as may be agreed by the applicable lenders), but payable no less than quarterly. We may elect to change the selected interest rate option over the term of the Revolving Credit Facility in accordance with the provisions of the Credit Agreement. The applicable interest rates listed above for the Revolving Credit Facility may increase or decrease from time to time in increments of 0.01% to 0.20%, up to a maximum of 0.40% based on changes to our corporate credit ratings or based on whether the Company achieves or fails to achieve certain sustainability-linked targets with respect to greenhouse gas emissions and workplace safety, as further discussed in Note 11. Debt to the audited consolidated financial statements included herein. Accordingly, the interest rate will fluctuate during the term of the Credit Agreement based on changes in the Alternate Base Rate, SOFR, future changes in our corporate credit ratings or the sustainability-linked targets as discussed above.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of APTIV PLC
Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of APTIV PLC (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income, redeemable noncontrolling interest and shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 6, 2024 expressed an unqualified opinion thereon.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Uncertain Tax Positions
Description of the Matter
As described in Notes 2 and 14, the Company establishes reserves for uncertain tax positions for positions that are taken on their income tax returns that might not be sustained upon examination by the taxing authorities. At December 31, 2023, the Company has recorded approximately $222 million relating to uncertain tax positions.

In determining whether an uncertain tax position exists, the Company determines, based solely on its technical merits, whether the tax position is more likely than not to be sustained upon examination, and if so, a tax benefit is measured on a cumulative probability basis that is more likely than not to be realized upon the ultimate settlement. The Company identifies its certain and uncertain tax positions, including those related to intercompany transfers of certain intellectual property, and then evaluates the recognition and measurement steps to determine the amount that should be recognized. The Company then evaluates uncertain tax positions in subsequent periods for recognition, de-recognition or re-measurement if changes have occurred, or when effective settlement or expiration of the statute of limitations occurs.

Auditing the uncertain tax positions is complex because of the judgmental nature of the tax accruals and various other tax return positions that might not be sustained upon review by taxing authorities. The Company files tax returns in multiple jurisdictions and is subject to examination by taxing authorities throughout the world due to its complex global footprint. Taxing jurisdictions significant to Aptiv include China, Germany, Ireland, Luxembourg, Mexico, South Korea, Switzerland, the U.K. and the U.S.

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

Our audit procedures to test the Company’s uncertain tax positions included, among others, involvement of our valuation and tax professionals, including transfer pricing professionals. This included evaluating tax opinions, third-party valuations and third-party transfer pricing studies obtained by the Company and assessing the Company’s correspondence with the relevant tax authorities. We analyzed the Company’s assumptions and data used to determine the amount of tax benefit to recognize and tested the accuracy of the calculations. Our testing also included the evaluation of the ongoing positions and consideration of changes, the recording of penalties and interest and the ultimate settlement and payment of certain tax matters.

Revenue Recognition
Description of the Matter
As described in Notes 2 and 24, Aptiv occasionally enters into pricing agreements with its customers that provide for price reductions, some of which are conditional upon achieving certain joint cost saving targets. In addition, from time to time, Aptiv makes payments to customers in conjunction with ongoing business. Revenue is recognized based on the agreed-upon price at the time of shipment, and sales incentives, allowances and certain customer payments are recognized as a reduction to revenue at the time of the commitment to provide such incentives or make these payments. Certain other customer payments or upfront fees are considered to be a cost to obtain a contract as they are directly attributable to a contract, are incremental and management expects the payments to be recoverable. In these cases, the customer payment is capitalized and amortized to revenue based on the transfer of goods and services to the customer for which the upfront payment relates. As of December 31, 2023, Aptiv has recorded $61 million related to these capitalized upfront payments.

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
February 6, 2024

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of APTIV PLC

Opinion on Internal Control Over Financial Reporting

We have audited APTIV PLC’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, APTIV PLC (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income, redeemable noncontrolling interest and shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) and our report dated February 6, 2024 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP
Detroit, Michigan
February 6, 2024

APTIV PLC
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2023	2022	2021
	(in millions, except per share amounts)
Net sales	$20,051	$17,489	$15,618
Operating expenses:
Cost of sales	16,612	14,854	13,182
Selling, general and administrative	1,436	1,138	1,075
Amortization	233	149	148
Restructuring (Note 10)	211	85	24
Total operating expenses	18,492	16,226	14,429
Operating income	1,559	1,263	1,189
Interest expense	(285)	(219)	(150)
Other income (expense), net (Note 19)	63	(54)	(129)
Income before income taxes and equity loss	1,337	990	910
Income tax benefit (expense)	1,928	(121)	(101)
Income before equity loss	3,265	869	809
Equity loss, net of tax	(299)	(279)	(200)
Net income	2,966	590	609
Net income (loss) attributable to noncontrolling interest	28	(3)	19
Net loss attributable to redeemable noncontrolling interest	—	(1)	—
Net income attributable to Aptiv	2,938	594	590
Mandatory convertible preferred share dividends (Note 15)	(29)	(63)	(63)
Net income attributable to ordinary shareholders	$2,909	$531	$527

Basic net income per share:
Basic net income per share attributable to ordinary shareholders	$10.50	$1.96	$1.95
Weighted average number of basic shares outstanding	276.92	270.90	270.46

Diluted net income per share (Note 15):
Diluted net income per share attributable to ordinary shareholders	$10.39	$1.96	$1.94
Weighted average number of diluted shares outstanding	282.88	271.18	271.22
See notes to consolidated financial statements.

APTIV PLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2023	2022	2021
	(in millions)
Net income	$2,966	$590	$609
Other comprehensive income (loss):
Currency translation adjustments	30	(198)	(143)
Net change in unrecognized gain (loss) on derivative instruments, net of tax (Note 17)	133	24	(57)
Employee benefit plans adjustment, net of tax (Note 12)	(16)	59	73
Other comprehensive income (loss)	147	(115)	(127)
Comprehensive income	3,113	475	482
Comprehensive income (loss) attributable to noncontrolling interest	26	(1)	19
Comprehensive income attributable to redeemable noncontrolling interest	3	1	—
Comprehensive income attributable to Aptiv	$3,084	$475	$463
See notes to consolidated financial statements.

APTIV PLC
CONSOLIDATED BALANCE SHEETS

	December 31,
	2023	2022
	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$1,640	$1,531
Accounts receivable, net of allowance for doubtful accounts of $52 million and $52 million, respectively (Note 2)	3,546	3,433
Inventories (Note 3)	2,365	2,340
Other current assets (Note 4)	696	480
Total current assets	8,247	7,784
Long-term assets:
Property, net (Note 6)	3,785	3,495
Operating lease right-of-use assets (Note 25)	540	451
Investments in affiliates (Note 5)	1,443	1,723
Intangible assets, net (Note 7)	2,399	2,585
Goodwill (Note 7)	5,151	5,106
Other long-term assets (Note 4)	2,862	740
Total long-term assets	16,180	14,100
Total assets	$24,427	$21,884
LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt (Note 11)	$9	$31
Accounts payable	3,151	3,150
Accrued liabilities (Note 8)	1,648	1,684
Total current liabilities	4,808	4,865
Long-term liabilities:
Long-term debt (Note 11)	6,204	6,460
Pension benefit obligations (Note 12)	417	354
Long-term operating lease liabilities (Note 25)	453	361
Other long-term liabilities (Note 8)	701	750
Total long-term liabilities	7,775	7,925
Total liabilities	12,583	12,790
Commitments and contingencies (Note 13)
Redeemable noncontrolling interest (Note 2)	99	96
Shareholders’ equity:
Preferred shares, $0.01 par value per share, 50,000,000 shares authorized; none issued and outstanding as of December 31, 2023; 11,500,000 shares of 5.50% Mandatory Convertible Preferred Shares, Series A, issued and outstanding as of December 31, 2022	—	—
Ordinary shares, $0.01 par value per share, 1,200,000,000 shares authorized, 279,033,365 and 270,949,579 issued and outstanding as of December 31, 2023 and 2022, respectively	3	3
Additional paid-in-capital	4,028	3,989
Retained earnings	8,162	5,608
Accumulated other comprehensive loss (Note 16)	(645)	(791)
Total Aptiv shareholders’ equity	11,548	8,809
Noncontrolling interest	197	189
Total shareholders’ equity	11,745	8,998
Total liabilities, redeemable noncontrolling interest and shareholders’ equity	$24,427	$21,884
See notes to consolidated financial statements.

APTIV PLC
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2023	2022	2021
	(in millions)
Cash flows from operating activities:
Net income	$2,966	$590	$609
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	679	613	625
Amortization	233	149	148
Amortization of deferred debt issuance costs	9	9	8
Restructuring expense, net of cash paid	83	18	(56)
Deferred income taxes	(2,164)	(144)	(60)
Pension and other postretirement benefit expenses	44	30	39
Loss from equity method investments, net of dividends received	304	284	206
Loss on modification of debt	—	—	1
Loss on extinguishment of debt	1	—	126
Loss on sale of assets	2	1	—
Share-based compensation	115	86	87
Other charges related to Ukraine/Russia conflict	—	54	—
Changes in operating assets and liabilities:
Accounts receivable, net	(112)	(497)	37
Inventories	(20)	(258)	(710)
Other assets	(187)	66	61
Accounts payable	4	137	265
Accrued and other long-term liabilities	—	142	(110)
Other, net	(28)	7	(26)
Pension contributions	(33)	(24)	(28)
Net cash provided by operating activities	1,896	1,263	1,222
Cash flows from investing activities:
Capital expenditures	(906)	(844)	(611)
Proceeds from sale of property	4	4	9
Proceeds from business divestitures, net of cash sold	(17)	—	—
Cost of business acquisitions and other transactions, net of cash acquired	(83)	(4,310)	(130)
Proceeds from sale of technology investments	—	3	22
Cost of technology investments	(6)	(42)	(2)
Settlement of derivatives	6	7	(17)
Net cash used in investing activities	(1,002)	(5,182)	(729)
Cash flows from financing activities:
Net repayments under other short-term debt agreements	(23)	(1)	(22)
Net repayments under other long-term debt agreements	(309)	(4)	(8)
Repayment of senior notes	—	—	(1,473)
Proceeds from issuance of senior notes, net of issuance costs	—	2,472	1,450
Fees related to modification of debt agreements	—	—	(6)
Contingent consideration payments	(10)	—	(24)
Dividend payments of consolidated affiliates to minority shareholders	(2)	(9)	—
Repurchase of ordinary shares	(398)	—	—
Distribution of mandatory convertible preferred share cash dividends	(32)	(63)	(63)
Taxes withheld and paid on employees’ restricted share awards	(33)	(36)	(45)
Net cash (used in) provided by financing activities	(807)	2,359	(191)
Effect of exchange rate fluctuations on cash, cash equivalents and restricted cash	(2)	(24)	(16)
Increase (decrease) in cash, cash equivalents and restricted cash	85	(1,584)	286
Cash, cash equivalents and restricted cash at beginning of the year	1,555	3,139	2,853
Cash, cash equivalents and restricted cash at end of the year	$1,640	$1,555	$3,139

Reconciliation of cash, cash equivalents and restricted cash and cash classified as assets held for sale:
	December 31,
	2023	2022	2021
	(in millions)
Cash, cash equivalents and restricted cash	$1,640	$1,531	$3,139
Cash classified as assets held for sale	—	24	—
Total cash, cash equivalents and restricted cash	$1,640	$1,555	$3,139
See notes to consolidated financial statements.

APTIV PLC
CONSOLIDATED STATEMENTS OF REDEEMABLE NONCONTROLLING INTEREST AND SHAREHOLDERS’ EQUITY

	Year Ended December 31,
		Ordinary Shares		Preferred Shares

	Redeemable Noncontrolling Interest	Number of Shares	Amount of Shares	Number of Shares	Amount of Shares	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Aptiv Shareholders’ Equity	Noncontrolling Interest	Total Shareholders’ Equity
2023		(in millions)
Balance at January 1, 2023	$96	271	$3	12	$—	$3,989	$5,608	$(791)	$8,809	$189	$8,998
Net income	—	—	—	—	—	—	2,938	—	2,938	—	2,938
Other comprehensive income (loss)	3	—	—	—	—	—	—	146	146	(2)	144
Net income attributable to noncontrolling interest	—	—	—	—	—	—	—	—	—	28	28
Dividend payments of consolidated affiliates to minority shareholders	—	—	—	—	—	—	—	—	—	(18)	(18)
Mandatory convertible preferred share cumulative dividends	—	—	—	—	—	—	(29)	—	(29)	—	(29)
Conversion of MCPS to ordinary shares	—	12	—	(12)	—	—	—	—	—	—	—
Taxes withheld on employees’ restricted share award vestings	—	—	—	—	—	(33)	—	—	(33)	—	(33)
Repurchase of ordinary shares	—	(5)	—	—	—	(43)	(355)	—	(398)	—	(398)
Share-based compensation	—	1	—	—	—	115	—	—	115	—	115
Balance at December 31, 2023	$99	279	$3	—	$—	$4,028	$8,162	$(645)	$11,548	$197	$11,745

2022
Balance at January 1, 2022	$—	271	$3	12	$—	$3,939	$5,077	$(672)	$8,347	$214	$8,561
Net income	—	—	—	—	—	—	594	—	594	—	594
Other comprehensive loss	—	—	—	—	—	—	—	(119)	(119)	—	(119)
Net loss attributable to noncontrolling interest	(1)	—	—	—	—	—	—	—	—	(3)	(3)
Other comprehensive income attributable to noncontrolling interest	2	—	—	—	—	—	—	—	—	2	2
Dividend payments of consolidated affiliates to minority shareholders	—	—	—	—	—	—	—	—	—	(24)	(24)
Mandatory convertible preferred share cumulative dividends	—	—	—	—	—	—	(63)	—	(63)	—	(63)
Taxes withheld on employees’ restricted share award vestings	—	—	—	—	—	(36)	—	—	(36)	—	(36)
Share-based compensation	—	—	—	—	—	86	—	—	86	—	86
Acquired redeemable noncontrolling interest (Note 20)	95	—	—	—	—	—	—	—	—	—	—
Balance at December 31, 2022	$96	271	$3	12	$—	$3,989	$5,608	$(791)	$8,809	$189	$8,998
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
Nature of operations—Aptiv is a leading global technology and mobility architecture company primarily serving the automotive sector. We deliver end-to-end mobility solutions enabling our customers’ transition to more electrified, software-defined vehicles. We design and manufacture vehicle components and provide electrical, electronic and active safety technology solutions to the global automotive and commercial vehicle markets. Aptiv is one of the largest vehicle technology suppliers and our customers include the 25 largest automotive original equipment manufacturers (“OEMs”) in the world. Aptiv operates 138 major manufacturing facilities and 11 major technical centers utilizing a regional service model that enables the Company to efficiently and effectively serve its global customers from best cost countries. Aptiv has a presence in 50 countries and has approximately 22,200 scientists, engineers and technicians focused on developing market relevant product solutions for its customers.

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
During the years ended December 31, 2023, 2022 and 2021, Aptiv received dividends of $5 million, $5 million and $6 million, respectively, from its equity method investments. The dividends were recognized as a reduction to the investment and represented a return on investment included in cash flows from operating activities.
Aptiv’s equity investments without readily determinable fair value totaled $51 million and $67 million as of December 31, 2023 and 2022, respectively, and are classified within other long-term assets in the consolidated balance sheets. Aptiv's investments in publicly traded equity securities totaled $14 million and $17 million as of December 31, 2023 and 2022, respectively, and are classified within other long-term assets in the consolidated balance sheets. Refer to Note 5. Investments in Affiliates for further information regarding Aptiv’s equity investments.
In 2022, the Company acquired 85% of the equity interests of Intercable Automotive Solutions S.r.l. (“Intercable Automotive”). Concurrent with the acquisition, the Company entered into an agreement with the noncontrolling interest holders that provides the Company with the right to purchase, and the noncontrolling interest holders with the right to sell, the remaining 15% of Intercable Automotive for cash at a contractually defined value beginning in 2026. As a result of this redemption feature, the Company recorded the redeemable noncontrolling interest at its acquisition-date fair value to temporary equity in the consolidated balance sheet. The redeemable noncontrolling interest is adjusted each reporting period for the income (loss) attributable to the noncontrolling interest, and for any measurement period adjustments necessary to record the redeemable noncontrolling interest at the higher of its redemption value, assuming it was redeemable at the reporting date, or its carrying value. Any measurement period adjustments are recorded to retained earnings, with a corresponding increase or reduction to net income attributable to Aptiv. Redeemable noncontrolling interest was $99 million and $96 million as of December 31, 2023 and 2022, respectively. Refer to Note 20. Acquisitions and Divestitures for further information regarding this acquisition and the redeemable noncontrolling interest.

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
Revenue recognition—Revenue is measured based on consideration specified in a contract with a customer. Customer contracts for production parts generally are represented by a combination of a current purchase order and a current production schedule issued by the customer. Customer contracts for software licenses are generally represented by a sales contract or purchase order with contract durations typically ranging from one to three years. The Company recognizes revenue when it satisfies a performance obligation by transferring control over a product or service to a customer. Revenue from software licenses and professional software services is generally recognized at a point in time upon delivery or when the services are provided. Revenue from post delivery support and maintenance for software contracts is generally recognized over time on a ratable basis over the contract term. From time to time, Aptiv enters into pricing agreements with its customers that provide for price reductions, some of which are conditional upon achieving certain joint cost saving targets. In these instances, revenue is recognized based on the agreed-upon price at the time of shipment.
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
Research and development—Costs are incurred in connection with research and development programs that are expected to contribute to future earnings. Such costs are charged against income as incurred. Total research and development expenses, including engineering, net of customer reimbursements, were approximately $1,289 million, $1,120 million and $1,030 million for the years ended December 31, 2023, 2022 and 2021, respectively.
Cash and cash equivalents—Cash and cash equivalents are defined as short-term, highly liquid investments with original maturities of three months or less, for which the book value approximates fair value.
Accounts receivable—Aptiv enters into agreements to sell certain of its accounts receivable, primarily in Europe. Sales of receivables are accounted for in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Board (“ASC”) Topic 860, Transfers and Servicing (“ASC 860”). Agreements which result in true sales of the transferred receivables, as defined in ASC 860, which occur when receivables are transferred without recourse to the Company, are excluded from amounts reported in the consolidated balance sheets. Cash proceeds received from such sales are included in operating cash flows. Agreements that allow Aptiv to maintain effective control over the transferred receivables and which do not qualify as a sale, as defined in ASC 860, are accounted for as secured borrowings and recorded in the consolidated balance sheets within accounts receivable, net and short-term debt. The expenses associated with receivables factoring are recorded in the consolidated statements of operations within interest expense.
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
Aptiv primarily utilizes historical loss and recovery data, combined with information on current economic conditions and reasonable and supportable forecasts to develop the estimate of the allowance for doubtful accounts in accordance with ASC Topic 326, Financial Instruments – Credit Losses (“ASC 326”). As of December 31, 2023 and December 31, 2022, the Company reported $3,546 million and $3,433 million, respectively, of accounts receivable, net of the allowances, which includes the allowance for doubtful accounts of $52 million and $52 million, respectively. The provision for doubtful accounts was $12 million, $27 million, and $22 million for the years ended December 31, 2023, 2022 and 2021, respectively. Other changes in the allowance were not material for the year ended December 31, 2023.
Inventories—As of December 31, 2023 and 2022, inventories are stated at the lower of cost, determined on a first-in, first-out basis, or net realizable value, including direct material costs and direct and indirect manufacturing costs. Refer to Note 3. Inventories for additional information. Obsolete inventory is identified based on analysis of inventory for known obsolescence issues, and, generally, the net realizable value of inventory on hand in excess of one year’s supply is fully-reserved.
From time to time, payments may be received from suppliers. These payments from suppliers are recognized as a reduction of the cost of the material acquired during the period to which the payments relate. In some instances, supplier rebates are received in conjunction with or concurrent with the negotiation of future purchase agreements and these amounts are amortized over the prospective agreement period as purchases are made.
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
Pre-production costs related to long-term supply agreements—The Company incurs pre-production engineering, development and tooling costs related to products produced for its customers under long-term supply agreements. Engineering, testing and other costs incurred in the design and development of production parts are expensed as incurred, unless the costs are reimbursable, as specified in a customer contract. As of December 31, 2023 and 2022, $285 million and $250 million of such contractually reimbursable costs were capitalized, respectively. These amounts are recorded within other current and other long-term assets in the consolidated balance sheets, as further detailed in Note 4. Assets.
Special tools represent Aptiv-owned tools, dies, jigs and other items used in the manufacture of customer components that will be sold under long-term supply arrangements, the costs of which are capitalized within property, plant and equipment if the Company has title to the assets. Special tools also include capitalized unreimbursed pre-production tooling costs related to customer-owned tools for which the customer has provided Aptiv a non-cancellable right to use the tool. Aptiv-owned special tool balances are depreciated over the expected life of the special tool or the life of the related vehicle program, whichever is shorter. The unreimbursed costs incurred related to customer-owned special tools that are not subject to reimbursement are capitalized and depreciated over the expected life of the special tool or the life of the related vehicle program, whichever is shorter. At December 31, 2023 and 2022, the special tools balance, net of accumulated depreciation, was $474 million and $437 million, respectively, included within property, net in the consolidated balance sheets. As of December 31, 2023 and 2022, the Aptiv-owned special tools balance was $373 million and $350 million, respectively, and the customer-owned special tools balance was $101 million and $87 million, respectively.
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
Intangible assets—The Company amortizes definite-lived intangible assets over their estimated useful lives. The Company has definite-lived intangible assets related to patents and developed technology, customer relationships and trade names. Indefinite-lived in-process research and development intangible assets are not amortized, but are tested for impairment annually, or more frequently when indicators of potential impairment exist, until the completion or abandonment of the associated research and development efforts. Upon completion of the projects, the assets will be amortized over the expected economic life of the asset, which will be determined on that date. Should the project be determined to be abandoned, and if the asset developed has no alternative use, the full value of the asset will be charged to expense. The Company also has intangible assets related to acquired trade names that are classified as indefinite-lived when there are no foreseeable limits on the periods of time over which they are expected to contribute cash flows. These indefinite-lived trade name assets are tested for impairment annually, or more frequently when indicators of potential impairment exist. Costs to renew or extend the term of acquired intangible assets are recognized as expense as incurred. No intangible asset impairment charges were recorded during the years ended December 31, 2023, 2022 and 2021. Refer to Note 7. Intangible Assets and Goodwill for additional information.
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

Goodwill impairment—In the fourth quarter of 2023, 2022 and 2021, the Company completed a qualitative goodwill impairment assessment, and after evaluating the results, events and circumstances of the Company, we concluded that sufficient evidence existed to assert qualitatively that it was more likely than not that the estimated fair value of each reporting unit remained in excess of its carrying values. Therefore, a quantitative impairment assessment was not necessary. No goodwill impairments were recorded in 2023, 2022 or 2021. Refer to Note 7. Intangible Assets and Goodwill for additional information.
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
Foreign currency translation—Assets and liabilities of non-U.S. subsidiaries that use a currency other than U.S. dollars as their functional currency are translated to U.S. dollars at end-of-period currency exchange rates. The consolidated statements of operations of non-U.S. subsidiaries are translated to U.S. dollars at average-period currency exchange rates. The effect of translation for non-U.S. subsidiaries is generally reported in other comprehensive income (“OCI”). The accumulated foreign currency translation adjustment related to an investment in a foreign subsidiary is reclassified to net income upon sale or upon complete or substantially complete liquidation of the respective entity. The effect of remeasurement of assets and liabilities of non-U.S. subsidiaries that use the U.S. dollar as their functional currency is primarily included in cost of sales. Also included in cost of sales are gains and losses arising from transactions denominated in a currency other than the functional currency of a particular entity. Net foreign currency transaction losses of $23 million and $30 million were included in the consolidated statements of operations for the year ended December 31, 2023 and 2022, respectively. There were no net foreign currency transaction gains or losses for the year ended December 31, 2021.
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
Customer concentrations—We sell our products and services to the major global OEMs in every region of the world. Our ten largest customers accounted for approximately 54% of our total net sales for the year ended December 31, 2023, none of which individually exceeded 10%, approximately 55% for the year ended December 31, 2022, none of which individually exceeded 10% and approximately 55% for the year ended December 31, 2021, which included approximately 11% to Stellantis N.V. (“Stellantis”). During each period presented, our Signal and Power Solutions segment recognized net sales to each of our ten largest customers and our Advanced Safety and User Experience segment recognized net sales to eight of our ten largest customers.

Derivative financial instruments—All derivative instruments are required to be reported on the balance sheet at fair value unless the transactions qualify and are designated as normal purchases or sales. Changes in fair value are reported currently through earnings unless they meet hedge accounting criteria.
Exposure to fluctuations in currency exchange rates and certain commodity prices are managed by entering into a variety of forward and option contracts and swaps with various counterparties. Such financial exposures are managed in accordance with the policies and procedures of Aptiv. Aptiv does not enter into derivative transactions for speculative or trading purposes. As part of the hedging program approval process, Aptiv identifies the specific financial risk which the derivative transaction will minimize, the appropriate hedging instrument to be used to reduce the risk and the correlation between the financial risk and the hedging instrument. Purchase orders, sales contracts, letters of intent, capital planning forecasts and historical data are used as the basis for determining the anticipated values of the transactions to be hedged. Aptiv does not enter into derivative transactions that do not have a high correlation with the underlying financial risk. Hedge positions, as well as the correlation between the transaction risks and the hedging instruments, are reviewed on an ongoing basis.
Foreign exchange forward contracts are accounted for as hedges of firm or forecasted foreign currency commitments or foreign currency exposure of the net investment in certain foreign operations to the extent they are designated and assessed as highly effective. All foreign exchange contracts are marked to market on a current basis. Commodity swaps are accounted for as hedges of firm or anticipated commodity purchase contracts to the extent they are designated and assessed as effective. All other commodity derivative contracts that are not designated as hedges are either marked to market on a current basis or are exempted from mark to market accounting as normal purchases. At December 31, 2023 and 2022, the Company’s exposure to movements in interest rates was not hedged with derivative instruments. Refer to Note 17. Derivatives and Hedging Activities and Note 18. Fair Value of Financial Instruments for additional information.
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
Share-based compensation—The Company’s share-based compensation arrangements primarily consist of the Aptiv PLC Long Term Incentive Plan, as amended and restated effective April 23, 2015 (the “PLC LTIP”), under which grants of restricted stock units (“RSUs”) have been made each year. The RSU awards include a time-based vesting portion and a performance-based vesting portion. The performance-based vesting portion includes performance and market conditions in addition to service conditions. The grant date fair value of the RSUs is determined based on the closing price of the Company’s ordinary shares on the date of the grant of the award, including an estimate for forfeitures, or a contemporaneous valuation performed by a third-party valuation specialist with respect to awards with market conditions. Compensation expense is recognized based upon the grant date fair value of the awards applied to the Company’s best estimate of ultimate performance against the respective targets on a straight-line basis over the requisite vesting period of the awards. The performance conditions require management to make assumptions regarding the likelihood of achieving certain performance goals. Changes in these performance assumptions, as well as differences in actual results from management’s estimates, could result in estimated or actual values different from previously estimated fair values. Refer to Note 21. Share-Based Compensation for additional information.
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

Aptiv is eligible to receive certain government grants because we engage in qualifying capital investments and other activities as defined by the relevant governmental entities awarding the grants. Typically, grant agreements require that Aptiv complies with certain conditions, including committing to minimum levels of capital investment and maintenance of a minimum level of headcount at the impacted manufacturing site. Aptiv generally recognizes government grants of an operating nature as a reduction to operating expenses (primarily cost of sales) in the consolidated statements of operations. During the year ended December 31, 2023, government grants were recognized as reductions to operating expenses of approximately $45 million. Government incentives that have been received, but not yet recognized as reductions to operating expenses totaled approximately $15 million ($10 million of which was recorded within other current liabilities and $5 million was recorded in other long-term liabilities) as of December 31, 2023.
Aptiv records capital-related grants as a reduction to property, plant and equipment, net in the consolidated balance sheets, which ultimately results in a reduction to depreciation expense over the useful life of the corresponding asset. Capital-related grants reduced gross property, plant and equipment by approximately $5 million during the year ended December 31, 2023. Amounts recorded as due from and due to governmental entities in the consolidated balance sheets were not significant for any period presented.
Our agreements with governmental entities have an average duration of eight years and certain of these agreements include provisions for the recapture of funding if the Company fails to comply with various aspects of the agreement.
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
Aptiv adopted ASU 2022-04, Liabilities - Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations, in the first quarter of 2023, except for the amendment on rollforward information, which is to be applied prospectively and is effective for fiscal years beginning after December 15, 2023. The amendments in this update are intended to improve the transparency of supplier finance programs by requiring a buyer in a supplier finance program to disclose sufficient information about the program to allow a user of the financial statements to understand the program’s nature, key terms, outstanding balances and activity during the period. The adoption of this guidance did not have an impact on Aptiv’s consolidated financial statements.
Recently issued accounting pronouncements not yet adopted—In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments in this update require public entities to disclose specific categories in the effective tax rate reconciliation, as well as additional information for reconciling items that exceed a quantitative threshold. The amendments also require all entities to disclose income taxes paid disaggregated by federal, state and foreign taxes, and further disaggregated for specific jurisdictions that exceed 5% of total income taxes paid, among other expanded disclosures. The new guidance will be applied prospectively and is effective for fiscal years beginning after December 15, 2024, with the option to apply retrospectively. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of this guidance will have on its consolidated financial statements.
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this update require public entities to disclose, on an annual and interim basis, significant segment expenses that are regularly provided to the chief operating decision maker (the “CODM”) and which are included within each reported measure of segment profit or loss as well as disclosure of other segment items and a description of their composition. The amendments also require public entities to disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. The new guidance will be applied retrospectively and is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. The Company is currently evaluating the impact that the adoption of this guidance will have on its consolidated financial statements.
In August 2023, the FASB issued ASU 2023-05, Business Combinations - Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement. The amendments in this update require a joint venture to initially recognize all contributions received at fair value upon formation. The new guidance is applicable to joint venture entities with a formation date on or after January 1, 2025 and is to be applied prospectively. Early adoption is permitted. The adoption of this guidance is not expected to have a significant impact on Aptiv’s consolidated financial statements.

3. INVENTORIES
Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or net realizable value, including direct material costs and direct and indirect manufacturing costs. A summary of inventories is shown below:

	December 31, 2023	December 31, 2022
	(in millions)
Productive material	$1,507	$1,570
Work-in-process	178	164
Finished goods	680	606
Total	$2,365	$2,340

4. ASSETS
Other current assets consisted of the following:

	December 31, 2023	December 31, 2022
	(in millions)
Value added tax receivable	$160	$167
Prepaid insurance and other expenses	91	75
Reimbursable engineering costs	122	90
Notes receivable	9	8
Income and other taxes receivable	100	40
Deposits to vendors	6	7
Derivative financial instruments (Note 17)	138	44
Capitalized upfront fees (Note 24)	12	17
Contract assets (Note 24)	55	24
Other	3	8
Total	$696	$480
Other long-term assets consisted of the following:

	December 31, 2023	December 31, 2022
	(in millions)
Deferred income taxes, net (Note 14)	$2,351	$259
Unamortized Revolving Credit Facility debt issuance costs	6	8
Income and other taxes receivable	33	30
Reimbursable engineering costs	163	160
Value added tax receivable	2	2
Equity investments (Note 5)	65	84
Derivative financial instruments (Note 17)	23	14
Capitalized upfront fees (Note 24)	49	61
Contract assets (Note 24)	67	43
Other	103	79
Total	$2,862	$740

5. INVESTMENTS IN AFFILIATES
Equity Method Investments
As part of Aptiv’s operations, it has investments in five non-consolidated affiliates accounted for under the equity method of accounting. These affiliates are not publicly traded companies and are located primarily in North America, Europe and Asia Pacific. Aptiv’s ownership percentages vary generally from approximately 20% to 50%, with the most significant investments being in Motional AD LLC (“Motional”) (of which Aptiv owns 50%), TTTech Auto AG (“TTTech Auto”) (of which Aptiv owns approximately 20%) and in Promotora de Partes Electricas Automotrices, S.A. de C.V. (of which Aptiv owns approximately 40%). The Company’s aggregate investments in affiliates was $1,443 million and $1,723 million at December 31, 2023 and 2022, respectively. Dividends of $5 million, $5 million and $6 million for the years ended December 31, 2023, 2022 and 2021, respectively, have been received from these non-consolidated affiliates. No impairment charges were recorded for the years ended December 31, 2023, 2022 and 2021.
Motional was deemed a significant equity investee under Rule 3-09 of Regulation S-X for the fiscal year ended December 31, 2023. As such, separate audited financial statements of Motional are required to be filed as an amendment to this Annual Report on Form 10-K, within 90 days of December 31, 2023. Accordingly, Motional’s financial statements as of and for the three years ended December 31, 2023 will be filed via an amendment to this Annual Report on Form 10-K on or before March 30, 2024.
The following is a summary of the combined financial information of significant affiliates accounted for under the equity method as of December 31, 2023 and 2022 and for the years ended December 31, 2023, 2022 and 2021:

	December 31,
	2023	2022
	(in millions)
Current assets	$681	$1,059
Non-current assets	2,499	2,672
Total assets	$3,180	$3,731
Current liabilities	$222	$252
Non-current liabilities	86	87
Shareholders’ equity	2,872	3,392
Total liabilities and shareholders’ equity	$3,180	$3,731

	Year Ended December 31,
	2023	2022	2021
	(in millions)
Net sales	$813	$761	$599
Gross loss	$(327)	$(357)	$(244)
Net loss	$(624)	$(589)	$(393)
A summary of transactions with affiliates is shown below:

	Year Ended December 31,
	2023	2022	2021
	(in millions)
Sales to affiliates	$15	$35	$30
Purchases from affiliates	$15	$18	$19
A summary of amounts recorded in the Company’s consolidated balance sheets related to its affiliates is shown below:

	December 31,
	2023	2022
	(in millions)
Receivables due from affiliates	$2	$8
Payables due to affiliates	$13	$18

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
As of December 31, 2023 and 2022, the carrying value of the Company’s investment in TTTech Auto was $200 million and $205 million, respectively, which is included in the Advanced Safety and User Experience segment. As of December 31, 2023 and 2022, the difference between the amount at which the Company’s investment is carried and the amount of the Company’s share of the underlying equity in net assets of TTTech Auto was approximately $156 million and $151 million, respectively. The basis difference is primarily attributable to equity method goodwill associated with the investment, which is not amortized.
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
The following is a summary of technology investments, which are classified within other long-term assets in the consolidated balance sheets, as of December 31, 2023 and 2022:

		December 31,
Investment Name	Segment	2023	2022
		(in millions)
Equity investments without readily determinable fair values:
StradVision, Inc.	Advanced Safety and User Experience	$44	$40
LeddarTech, Inc. (1)	Advanced Safety and User Experience	—	19
Other investments	Various	7	8
Total equity investments without readily determinable fair values		51	67

Publicly traded equity securities:
Smart Eye AB	Advanced Safety and User Experience	8	2
Urgently, Inc.	Advanced Safety and User Experience	1	4
Valens Semiconductor Ltd.	Signal and Power Solutions	5	11
Total publicly traded equity securities		14	17

Total investments		$65	$84
(1)LeddarTech, Inc. experienced a change in measurement basis due to an underlying transaction during the year ended December 31, 2023. The value of the LeddarTech investment following this change was de minimis. See below for further details on this transaction.
In December 2023, LeddarTech, Inc. (“LeddarTech”) merged with a publicly traded special purpose acquisition company (“SPAC”) and shares of LeddarTech began trading on the NYSE under the symbol LDTC. As part of the SPAC merger, our preferred shares in LeddarTech were converted into LeddarTech ordinary shares. Following this conversion, the Company will measure the fair value of the LeddarTech investment on a recurring basis, with changes in fair value recorded to other income (expense), net. In the first quarter of 2023, prior to the SPAC merger, the Company evaluated the measurement guidance for equity securities without a readily determinable fair value and performed a qualitative assessment of various impairment indicators and concluded that the LeddarTech, Inc. equity investment was impaired. As a result, the Company recognized an impairment loss of $18 million during the year ended December 31, 2023, within other expense, net in the consolidated statement of operations. The impairment recorded was equal to the difference between the fair value of Aptiv’s ownership interest in the investment and its carrying amount.
In October 2023, Otonomo Technologies Ltd. (“Otonomo”) merged with Urgent.ly, Inc. (“Urgently”) and Aptiv’s Otonomo ordinary shares were converted into Urgently ordinary shares. Upon completion of the merger, shares of Urgently began trading on the Nasdaq Stock Market LLC under the symbol ULY.

In October 2023, the Company’s Advanced Safety and User Experience segment made an investment of 5 billion South Korean Won (“KRW”) (approximately $4 million, using foreign currency rates on the investment date) in StradVision, Inc. (StradVision), a provider of deep learning-based camera perception software for automotive applications. This investment was in addition to the Company’s investment of 50 billion KRW (approximately $40 million, using foreign currency rates on the investment date) in May 2022.
As of December 31, 2023, none of the Company’s equity securities were subject to contractual sales restrictions prohibiting the sale of securities.
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

6. PROPERTY, NET
Property, net consisted of:

	Estimated Useful Lives	December 31,
		2023	2022
	(Years)	(in millions)
Land	—	$79	$79
Land and leasehold improvements	3-20	217	200
Buildings	40	764	699
Machinery, equipment and tooling	3-20	5,886	5,263
Furniture and office equipment	3-10	977	871
Construction in progress	—	478	463
Total		8,401	7,575
Less: accumulated depreciation		(4,616)	(4,080)
Total property, net		$3,785	$3,495
For the years ended December 31, 2023, 2022 and 2021, Aptiv recorded non-cash asset impairment charges of $8 million, $8 million and $2 million, respectively, in cost of sales related to the abandonment of certain fixed assets and declines in the fair values of certain fixed assets.
As of December 31, 2023, 2022 and 2021, capital expenditures recorded in accounts payable totaled $293 million, $300 million and $280 million, respectively.

7. INTANGIBLE ASSETS AND GOODWILL
The changes in the carrying amount of intangible assets and goodwill were as follows as of December 31, 2023 and 2022. See Note 20. Acquisitions and Divestitures for a further description of the goodwill and intangible assets resulting from Aptiv’s acquisitions in 2023 and 2022.

		As of December 31, 2023			As of December 31, 2022
	Estimated Useful Lives	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Years)	(in millions)			(in millions)
Amortized intangible assets:
Patents and developed technology	3-16	$1,526	$635	$891	$1,504	$551	$953
Customer relationships	7-22	1,993	788	1,205	1,981	661	1,320
Trade names	15-20	207	63	144	206	52	154
Total		3,726	1,486	2,240	3,691	1,264	2,427
Unamortized intangible assets:
In-process research and development	—	4	—	4	4	—	4
Trade names	—	155	—	155	154	—	154
Goodwill	—	5,151	—	5,151	5,106	—	5,106
Total		$9,036	$1,486	$7,550	$8,955	$1,264	$7,691
Estimated amortization expense for the years ending December 31, 2024 through 2028 is presented below:

	Year Ending December 31,
	2024	2025	2026	2027	2028
	(in millions)
Estimated amortization expense	$220	$210	$210	$200	$165
A roll-forward of the gross carrying amounts of intangible assets for the years ended December 31, 2023 and 2022 is presented below.

	2023	2022
	(in millions)
Balance at January 1	$8,955	$4,609
Acquisitions (1)	11	4,434
Foreign currency translation and other	70	(88)
Balance at December 31	$9,036	$8,955
(1)Primarily attributable to the 2023 acquisition of Höhle and the 2022 acquisitions of Wind River and Intercable Automotive, as further described in Note 20. Acquisitions and Divestitures.
A roll-forward of the accumulated amortization for the years ended December 31, 2023 and 2022 is presented below:

	2023	2022
	(in millions)
Balance at January 1	$1,264	$1,134
Amortization	233	149
Foreign currency translation and other	(11)	(19)
Balance at December 31	$1,486	$1,264

A roll-forward of the carrying amount of goodwill, by operating segment, for the years ended December 31, 2023 and 2022 is presented below:

	Signal and Power Solutions	Advanced Safety and User Experience	Total
	(in millions)
Balance at January 1, 2022	$2,475	$36	$2,511
Acquisitions (1)	357	2,302	2,659
Foreign currency translation and other	(76)	12	(64)
Balance at December 31, 2022	$2,756	$2,350	$5,106
Acquisitions (2)	$22	$(23)	$(1)
Foreign currency translation and other	47	(1)	46
Balance at December 31, 2023	$2,825	$2,326	$5,151
(1)Primarily attributable to the acquisitions of Wind River and Intercable Automotive, as further described in Note 20. Acquisitions and Divestitures.
(2)Primarily attributable to the acquisition of Höhle as well as adjustments recorded from the amounts disclosed as of December 31, 2022 for the acquisitions of Wind River and Intercable Automotive, as further described in Note 20. Acquisitions and Divestitures.

8. LIABILITIES
Accrued liabilities consisted of the following:

	December 31, 2023	December 31, 2022
	(in millions)
Payroll-related obligations	$371	$330
Employee benefits, including current pension obligations	131	151
Income and other taxes payable	175	188
Warranty obligations (Note 9)	52	43
Restructuring (Note 10)	142	65
Customer deposits	91	82
Derivative financial instruments (Note 17)	6	29
Accrued interest	51	51
MCPS dividends payable	—	3
Contract liabilities (Note 24)	93	90
Operating lease liabilities (Note 25)	121	109
Other	415	543
Total	$1,648	$1,684

Other long-term liabilities consisted of the following:

	December 31, 2023	December 31, 2022
	(in millions)
Environmental (Note 13)	$3	$1
Extended disability benefits	4	4
Warranty obligations (Note 9)	9	9
Restructuring (Note 10)	25	18
Payroll-related obligations	12	10
Accrued income taxes	169	161
Deferred income taxes, net (Note 14)	394	481
Contract liabilities (Note 24)	16	9
Derivative financial instruments (Note 17)	1	7
Other	68	50
Total	$701	$750

9. WARRANTY OBLIGATIONS
Expected warranty costs for products sold are recognized principally at the time of sale of the product based on an estimate of the amount that eventually will be required to settle such obligations. These accruals are based on factors such as past experience, production changes, industry developments and various other considerations. The estimated costs related to product recalls based on a formal campaign soliciting return of that product are accrued at the time an obligation becomes probable and can be reasonably estimated. These estimates are adjusted from time to time based on facts and circumstances that impact the status of existing claims. Aptiv has recognized a reasonable estimate for its total aggregate warranty reserves, including product recall costs, across all of its operating segments as of December 31, 2023. The Company estimates the reasonably possible amount to ultimately resolve all matters in excess of the recorded reserves as of December 31, 2023 to be zero to $25 million.
The table below summarizes the activity in the product warranty liability for the years ended December 31, 2023 and 2022:

	Year Ended December 31,
	2023	2022
	(in millions)
Accrual balance at beginning of year	$52	$49
Provision for estimated warranties incurred during the year	31	44
Changes in estimate for pre-existing warranties	23	3
Settlements	(47)	(43)
Foreign currency translation and other	2	(1)
Accrual balance at end of year	$61	$52

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
As part of the Company’s continued efforts to optimize its cost structure, it has undertaken several restructuring programs which include workforce reductions as well as plant closures. These programs are primarily focused on reducing global overhead costs and on the continued rotation of our manufacturing footprint to best cost locations in Europe. During the year ended December 31, 2023, the Company recorded employee-related and other restructuring charges related to these programs totaling approximately $211 million, of which $68 million was recognized for a program initiated in the fourth quarter of 2023 focused on global salaried headcount reduction, primarily in the North American and European regions. We expect to recognize additional charges of approximately $75 million related to this program in 2024. Cash payments related to this restructuring action are expected to be principally completed in 2024.
The charges recorded during the year ended December 31, 2023 also included the recognition of approximately $27 million of employee-related and other costs related to the initiation of the closure of a Western European manufacturing site within the Advanced Safety and User Experience segment pursuant to the Company’s ongoing European footprint rotation strategy. Cash payments related to this restructuring action are expected to be principally completed in 2024.
There have been no changes in previously initiated programs that have resulted (or are expected to result) in a material change to our restructuring costs. The Company expects to incur additional restructuring costs, of approximately $80 million (of which approximately $40 million relates to the Signal and Power Solutions segment and approximately $40 million relates to the Advanced Safety and User Experience segment) for programs approved as of December 31, 2023, which includes $75 million related to the global salaried headcount reduction program described above and which are expected to be incurred within the next twelve months.
During the year ended December 31, 2022, the Company recorded employee-related and other restructuring charges totaling approximately $85 million, of which $61 million was recognized for programs implemented in the European region and $23 million was recognized for programs implemented in the North America region. During the year ended December 31, 2021, the Company recorded employee-related and other restructuring charges totaling approximately $24 million.
Restructuring charges for employee separation and termination benefits are paid either over the severance period or in a lump sum in accordance with either statutory requirements or individual agreements. Aptiv incurred cash expenditures related to its restructuring programs of approximately $128 million, $67 million and $80 million in the years ended December 31, 2023, 2022 and 2021, respectively.
The following table summarizes the restructuring charges recorded for the years ended December 31, 2023, 2022 and 2021 by operating segment:

	Year Ended December 31,
	2023	2022	2021
	(in millions)
Signal and Power Solutions	$82	$30	$8
Advanced Safety and User Experience	129	55	16
Total	$211	$85	$24
The table below summarizes the activity in the restructuring liability for the years ended December 31, 2023 and 2022:

	Employee Termination Benefits Liability	Other Exit Costs Liability	Total
	(in millions)
Accrual balance at January 1, 2022	$63	$—	$63
Provision for estimated expenses incurred during the year	85	—	85
Payments made during the year	(67)	—	(67)
Foreign currency and other	2	—	2
Accrual balance at December 31, 2022	$83	$—	$83
Provision for estimated expenses incurred during the year	$211	$—	$211
Payments made during the year	(128)	—	(128)
Foreign currency and other	1	—	1
Accrual balance at December 31, 2023	$167	$—	$167

11. DEBT
The following is a summary of debt outstanding, net of unamortized issuance costs and discounts, as of December 31, 2023 and 2022:

	December 31,
	2023	2022
	(in millions)
2.396%, senior notes, due 2025 (net of $2 and $3 unamortized issuance costs, respectively)	$698	$697
1.50%, Euro-denominated senior notes, due 2025 (net of $1 and $1 unamortized issuance costs and $0 and $1 discount, respectively)	772	747
1.60%, Euro-denominated senior notes, due 2028 (net of $2 and $2 unamortized issuance costs, respectively)	550	533
4.35%, senior notes, due 2029 (net of $2 and $2 unamortized issuance costs, respectively)	298	298
3.25%, senior notes, due 2032 (net of $6 and $7 unamortized issuance costs and $2 and $3 discount, respectively)	792	790
4.40%, senior notes, due 2046 (net of $3 and $3 unamortized issuance costs and $1 and $1 discount, respectively)	296	296
5.40%, senior notes, due 2049 (net of $4 and $4 unamortized issuance costs and $1 and $1 discount, respectively)	345	345
3.10%, senior notes, due 2051 (net of $16 and $16 unamortized issuance costs and $30 and $32 discount, respectively)	1,454	1,452
4.15%, senior notes, due 2052 (net of $11 and $11 unamortized issuance costs and $2 and $2 discount, respectively)	987	987
Tranche A Term Loan (net of $0 and $1 unamortized issuance costs, respectively)	—	308
Finance leases and other	21	38
Total debt	6,213	6,491
Less: current portion	(9)	(31)
Long-term debt	$6,204	$6,460
The principal maturities of debt, at nominal value, are as follows:

Debt and Finance Lease Obligations
(in millions)
2024	$9
2025	1,477
2026	4
2027	3
2028	553
Thereafter	4,250
Total	$6,296
Credit Agreement
Aptiv PLC and its wholly-owned subsidiary Aptiv Corporation entered into a credit agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent (the “Administrative Agent”), under which it maintains a senior unsecured credit facility currently consisting of a revolving credit facility of $2 billion (the “Revolving Credit Facility”). As of December 31, 2022, the Company also maintained a senior unsecured credit facility in the form of a term loan (the “Tranche A Term Loan”). On October 27, 2023, the Company fully repaid the outstanding principal balance of $301 million on the Tranche A Term Loan, utilizing cash on hand. As a result, Aptiv recognized a loss on debt extinguishment of approximately $1 million during the year ended December 31, 2023 within other income (expense), net in the consolidated statements of operations. Aptiv Global Financing Limited (“AGFL”), a wholly-owned subsidiary of Aptiv PLC, previously executed a joinder agreement to the Credit Agreement, which allows it to act as a borrower under the Credit Agreement, and a guaranty supplement, under which AGFL guarantees the obligations under the Credit Agreement, subject to certain exceptions.

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
The Revolving Credit Facility matures on June 24, 2026. Prior to its full repayment, Aptiv had been obligated to make quarterly principal payments on the Tranche A Term Loan according to the amortization schedule in the Credit Agreement.
As of December 31, 2023, Aptiv had no amounts outstanding under the Revolving Credit Facility and less than $1 million in letters of credit were issued under the Credit Agreement. Letters of credit issued under the Credit Agreement reduce availability under the Revolving Credit Facility.
As of December 31, 2023, loans under the Credit Agreement bore interest, at Aptiv’s option, at either (a) the Administrative Agent’s Alternate Base Rate (“ABR” as defined in the Credit Agreement) or (b) SOFR plus in either case a percentage per annum as set forth in the table below (the “Applicable Rate”). As of December 31, 2022, loans under the Credit Agreement bore interest, at Aptiv’s option, at either (a) ABR or (b) LIBOR plus in either case a percentage per annum as set forth in the table below. The rates under the Credit Agreement on the specified dates are set forth below:

	December 31, 2023		December 31, 2022
	SOFR plus	ABR plus	LIBOR plus	ABR plus
Revolving Credit Facility	1.06%	0.06%	1.06%	0.06%
Tranche A Term Loan	N/A	N/A	1.105%	0.105%
The Applicable Rate under the Credit Agreement, as well as the facility fee, may increase or decrease from time to time based on changes in the Company’s credit ratings and whether the Company achieves or fails to achieve certain sustainability-linked targets with respect to greenhouse gas emissions and workplace safety. Such adjustments may be up to 0.04% per annum on interest rate margins on the Revolving Credit Facility, 0.02% per annum on interest rate margins on the Tranche A Term Loan (prior to its repayment, as described above) and 0.01% per annum on the facility fee. Accordingly, the interest rate is subject to fluctuation during the term of the Credit Agreement based on changes in the ABR, SOFR (after the April 2023 amendment), LIBOR (before the April 2023 amendment), changes in the Company’s corporate credit ratings or whether the Company achieves or fails to achieve its sustainability-linked targets. The Credit Agreement also requires that Aptiv pay certain facility fees on the Revolving Credit Facility, which are also subject to adjustment based on the sustainability-linked targets as described above, and certain letter of credit issuance and fronting fees. The Company achieved the sustainability-linked targets for the 2022 calendar year, and the interest rate margins and facility fees were reduced from the Applicable Rates, by the amounts specified above, effective in the third quarter of 2023.
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
The Credit Agreement also contains events of default customary for financings of this type. The Company was in compliance with the Credit Agreement covenants as of December 31, 2023.
As of December 31, 2023, all obligations under the Credit Agreement were borrowed by Aptiv Corporation and jointly and severally guaranteed by AGFL and Aptiv PLC, subject to certain exceptions set forth in the Credit Agreement.

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
On November 23, 2021, Aptiv PLC issued $1.5 billion in aggregate principal amount of 3.10% senior unsecured notes due 2051 (the “2021 Senior Notes”) in a transaction registered under the Securities Act. The 2021 Senior Notes were priced at 97.814% of par, resulting in a yield to maturity of 3.214%. Aptiv incurred approximately $17 million of issuance costs in connection with the 2021 Senior Notes. Interest on the 2021 Senior Notes is payable semi-annually on June 1 and December 1 of each year (commencing on June 1, 2022) to holders of record at the close of business on May 15 or November 15 immediately preceding the interest payment date. On December 27, 2021, Aptiv PLC entered into a supplemental indenture to add AGFL as a joint and several co-issuer of the 2021 Senior Notes effective as of the date of issuance. The proceeds from the 2021 Senior Notes were primarily utilized to redeem $700 million of 4.15% senior unsecured notes due 2024 and $650 million of 4.25% senior unsecured notes due 2026. As a result of these redemptions, Aptiv recognized a loss on debt extinguishment of approximately $126 million during the year ended December 31, 2021 within other income (expense), net in the consolidated statement of operations.
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
Although the specific terms of each indenture governing each series of senior notes vary, the indentures contain certain restrictive covenants, including with respect to Aptiv’s (and Aptiv’s subsidiaries’) ability to incur liens, enter into sale and leaseback transactions and merge with or into other entities. In February 2022, Aptiv Corporation and AGFL were added as guarantors on each series of outstanding senior notes previously issued by Aptiv PLC. The guarantees rank equally in right of payment with all of the guarantors’ existing and future senior indebtedness, are effectively subordinated to any of their existing and future secured indebtedness to the extent of the value of the collateral securing such indebtedness and are structurally subordinated to the indebtedness of each of their existing and future subsidiaries that is not a guarantor. As of December 31, 2023, the Company was in compliance with the provisions of all series of the outstanding senior notes.
Other Financing
Receivable factoring—Aptiv maintains a €450 million European accounts receivable factoring facility that is available on a committed basis and allows for factoring of receivables denominated in both Euros and U.S. dollars (“USD”). This facility is accounted for as short-term debt and borrowings are subject to the availability of eligible accounts receivable. Collateral is not required related to these trade accounts receivable. This facility became effective on January 1, 2021 and had an initial term of three years, and was renewed for an additional three year term, effective November 2023, subject to Aptiv’s right to terminate at any time with three months’ notice. After expiration of the new three-year term, either party can terminate with three months’ notice. Borrowings denominated in Euros under the facility bear interest at the three-month Euro Interbank Offered Rate (“EURIBOR”) plus 0.50%. As of December 31, 2022, USD borrowings bore interest at two-month LIBOR plus 0.50%, with borrowings under either denomination carrying a minimum interest rate of 0.20%. Effective in the second quarter of 2023, this facility was amended to replace the interest rate on USD borrowings with two-month SOFR plus 0.50%, effective as of the date of the amendment. As of December 31, 2023 and 2022, Aptiv had no amounts outstanding under the European accounts receivable factoring facility.
Finance leases and other—As of December 31, 2023 and 2022, approximately $21 million and $38 million, respectively, of other debt primarily issued by certain non-U.S. subsidiaries and finance lease obligations were outstanding.
Interest—Cash paid for interest related to debt outstanding totaled $275 million, $190 million and $159 million for the years ended December 31, 2023, 2022 and 2021, respectively.
Letter of credit facilities—In addition to the letters of credit issued under the Credit Agreement, Aptiv had approximately $4 million and $3 million outstanding through other letter of credit facilities as of December 31, 2023 and 2022, respectively, primarily to support arrangements and other obligations at certain of its subsidiaries.

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

Funded Status
The amounts shown below reflect the change in the U.S. defined benefit pension obligations during 2023 and 2022.

	Year Ended December 31,
	2023	2022
	(in millions)
Benefit obligation at beginning of year	$3	$5
Actuarial gain	—	(1)
Benefits paid	(1)	(1)
Benefit obligation at end of year	$2	$3
Change in plan assets:
Fair value of plan assets at beginning of year	$—	$—
Aptiv contributions	1	1
Benefits paid	(1)	(1)
Fair value of plan assets at end of year	$—	$—
Underfunded status	$(2)	$(3)
Amounts recognized in the consolidated balance sheets consist of:
Current liabilities	$(1)	$(1)
Long-term liabilities	(1)	(2)
Total	$(2)	$(3)
Amounts recognized in accumulated other comprehensive loss consist of (pre-tax):
Actuarial loss	$3	$4
Total	$3	$4

The amounts shown below reflect the change in the non-U.S. defined benefit pension obligations during 2023 and 2022.

	Year Ended December 31,
	2023	2022
	(in millions)
Benefit obligation at beginning of year	$651	$861
Service cost	16	15
Interest cost	39	23
Actuarial loss (gain)	38	(171)
Benefits paid	(41)	(35)
Exchange rate movements and other	43	(42)
Benefit obligation at end of year	$746	$651
Change in plan assets:
Fair value of plan assets at beginning of year	$307	$438
Actual return on plan assets	26	(89)
Aptiv contributions	32	23
Benefits paid	(41)	(35)
Exchange rate movements and other	17	(30)
Fair value of plan assets at end of year	$341	$307
Underfunded status	$(405)	$(344)
Amounts recognized in the consolidated balance sheets consist of:
Long-term assets	$28	$25
Current liabilities	(18)	(18)
Long-term liabilities	(415)	(351)
Total	$(405)	$(344)
Amounts recognized in accumulated other comprehensive loss consist of (pre-tax):
Actuarial loss	$43	$17
Total	$43	$17
The benefit obligations were impacted by actuarial losses of $38 million and actuarial gains of $172 million during the years ended December 31, 2023 and 2022, respectively, primarily due to changes in the discount rates used to measure the benefit obligation.

The projected benefit obligation (“PBO”), accumulated benefit obligation (“ABO”), and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets and with plan assets in excess of accumulated benefit obligations are as follows:

	U.S. Plans		Non-U.S. Plans
	2023	2022	2023	2022
	(in millions) Plans with ABO in Excess of Plan Assets
PBO	$2	$3	$521	$449
ABO	$2	$3	$462	$398
Fair value of plan assets at end of year	$—	$—	$90	$80
	Plans with Plan Assets in Excess of ABO
PBO	$—	$—	$225	$202
ABO	$—	$—	$214	$193
Fair value of plan assets at end of year	$—	$—	$251	$227
	Total
PBO	$2	$3	$746	$651
ABO	$2	$3	$676	$591
Fair value of plan assets at end of year	$—	$—	$341	$307
Benefit costs presented below were determined based on actuarial methods and included the following:

	U.S. Plans
	Year Ended December 31,
	2023	2022	2021
	(in millions)
Amortization of actuarial losses	$1	$1	$1
Net periodic benefit cost	$1	$1	$1

	Non-U.S. Plans
	Year Ended December 31,
	2023	2022	2021
	(in millions)
Service cost	$16	$15	$18
Interest cost	39	23	19
Expected return on plan assets	(15)	(17)	(17)
Settlement loss	2	—	1
Curtailment loss	—	—	3
Amortization of actuarial losses	1	8	14
Net periodic benefit cost	$43	$29	$38
Other postretirement benefit obligations were approximately $1 million at December 31, 2023 and 2022.
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

The principal assumptions used to determine the pension expense and the actuarial value of the projected benefit obligation for the U.S. and non-U.S. pension plans were:
Assumptions used to determine benefit obligations at December 31:

	Pension Benefits
	U.S. Plans		Non-U.S. Plans
	2023	2022	2023	2022
Weighted-average discount rate	5.50%	5.20%	5.91%	5.95%
Weighted-average rate of increase in compensation levels	N/A	N/A	2.93%	2.82%
Assumptions used to determine net expense for years ended December 31:

	Pension Benefits
	U.S. Plans			Non-U.S. Plans
	2023	2022	2021	2023	2022	2021
Weighted-average discount rate	5.20%	1.90%	1.20%	5.95%	3.09%	2.21%
Weighted-average rate of increase in compensation levels	N/A	N/A	N/A	2.82%	2.47%	3.64%
Weighted-average expected long-term rate of return on plan assets	N/A	N/A	N/A	4.98%	4.46%	4.29%
Aptiv selects discount rates by analyzing the results of matching each plan’s projected benefit obligations with a portfolio of high-quality fixed income investments rated AA or higher by Standard and Poor’s or Moody’s.
Aptiv does not have any U.S. pension assets; therefore no U.S. asset rate of return calculation was necessary. The primary funded non-U.S. plans are in the U.K. and Mexico. For the determination of 2023 expense, Aptiv assumed a long-term expected asset rate of return of approximately 4.25% and 7.50% for the U.K. and Mexico, respectively. Aptiv evaluated input from local actuaries and asset managers, including consideration of recent fund performance and historical returns, in developing the long-term rate of return assumptions. The assumptions for the U.K. and Mexico are primarily long-term, prospective rates. To determine the expected return on plan assets, the market-related value of our plan assets is actual fair value.
Aptiv’s pension expense for 2024 is determined at the 2023 year end measurement date. For purposes of analysis, the following table highlights the sensitivity of the Company’ pension obligations and expense to changes in key assumptions:

Change in Assumption	Impact on Pension Expense	Impact on PBO
25 basis point (“bp”) decrease in discount rate	Less than + $1 million	‘+ $18 million
25 bp increase in discount rate	Less than + $1 million	‘- $17 million
25 bp decrease in long-term expected return on assets	‘+ $1 million	—
25 bp increase in long-term expected return on assets	‘- $1 million	—
The above sensitivities reflect the effect of changing one assumption at a time. It should be noted that economic factors and conditions often affect multiple assumptions simultaneously and the effects of changes in key assumptions are not necessarily linear. The above sensitivities also assume no changes to the design of the pension plans and no major restructuring programs.

Pension Funding
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

	Projected Pension Benefit Payments
	U.S. Plans	Non-U.S. Plans
	(in millions)
2024	$1	$57
2025	$1	$47
2026	$—	$53
2027	$—	$59
2028	$—	$63
2029 – 2033	$—	$344
Aptiv anticipates making pension contributions and benefit payments of approximately $37 million in 2024.
Aptiv sponsors defined contribution plans for certain hourly and salaried employees. Expense related to the contributions for these plans was $42 million, $39 million, and $37 million for the years ended December 31, 2023, 2022 and 2021, respectively.
Plan Assets
Certain pension plans sponsored by Aptiv invest in a diversified portfolio consisting of an array of asset classes that attempts to maximize returns while minimizing volatility. These asset classes include developed market equities, emerging market equities, private equity, global high quality and high yield fixed income, real estate and absolute return strategies.
The fair values of Aptiv’s pension plan assets weighted-average asset allocations at December 31, 2023 and 2022, by asset category, are as follows:

	Fair Value Measurements at December 31, 2023
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Cash, cash equivalents and repurchase agreements (1)	$(11)	$3	$(14)	$—
Time deposits	36	—	36	—
Equity mutual funds	16	—	16	—
Bond mutual funds	142	—	142	—
Real estate trust funds	28	—	—	28
Private debt funds	24	—	—	24
Insurance contracts	3	—	—	3
Debt securities	64	64	—	—
Equity securities	39	39	—	—
Total	$341	$106	$180	$55
(1)Level 2 includes repurchase agreements of $16 million within non-U.S. plans.

	Fair Value Measurements at December 31, 2022
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Cash and cash equivalents	$12	$4	$8	$—
Time deposits	28	—	28	—
Equity mutual funds	6	—	6	—
Bond mutual funds	110	—	110	—
Real estate trust funds	36	—	—	36
Private debt funds	17	—	—	17
Insurance contracts	2	—	—	2
Debt securities	59	59	—	—
Equity securities	37	37	—	—
Total	$307	$100	$152	$55
Following is a description of the valuation methodologies used for pension assets measured at fair value.
Repurchase agreements—Due to the short-term nature of repurchase agreements, fair value is estimated as the outstanding balance of the obligation.
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
Debt securities—The fair value of debt securities is determined by direct quoted market prices on regulated financial exchanges.
Equity securities—The fair value of equity securities is determined by direct quoted market prices on regulated financial exchanges.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Real Estate Trust Fund	Hedge Funds	Insurance Contracts	Private Lending Funds
	(in millions)
Beginning balance at January 1, 2022	$35	$11	$4	$—
Actual return on plan assets:
Relating to assets still held at the reporting date	5	1	—	(2)
Purchases, sales and settlements	—	(10)	—	19
Foreign currency translation and other	(4)	(2)	(2)	—
Ending balance at December 31, 2022	$36	$—	$2	$17
Actual return on plan assets:
Relating to assets still held at the reporting date	$(7)	$—	$—	$2
Purchases, sales and settlements	(3)	—	—	4
Foreign currency translation and other	2	—	1	1
Ending balance at December 31, 2023	$28	$—	$3	$24

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
Matters Related to Global Supply Chain Disruptions
Due to various factors that are beyond our control, there have been global supply chain disruptions at times during recent years, including a worldwide semiconductor supply shortage. The semiconductor supply shortage impacted production in automotive and other industries. We, along with most automotive component manufacturers that use semiconductors, have suffered interruptions in our production and were unable to fully meet the vehicle production demands of OEMs at times over the last several years because of events which are outside our control, including but not limited to, the COVID-19 pandemic, the global semiconductor shortage, fires in our suppliers’ facilities, unprecedented weather events and other extraordinary events. Although we work closely with suppliers and customers to minimize any supply disruptions, some of our customers have indicated that they expect us to bear at least some responsibility for their lost production and other costs. While no assurances can be made as to the ultimate outcome of these customer expectations or any other future claims, we do not currently believe a loss is probable, and accordingly, no reserve has been made as of December 31, 2023. We will continue to actively monitor our global supply chain and will seek to aggressively mitigate and minimize the impact of any future disruptions on our business.
Environmental Matters
Aptiv is subject to the requirements of U.S. federal, state, local and non-U.S. environmental, health and safety laws and regulations. As of December 31, 2023 and 2022, the undiscounted reserve for environmental investigation and remediation recorded in other liabilities was approximately $4 million and $2 million, respectively. Aptiv cannot ensure that environmental requirements will not change or become more stringent over time or that its eventual environmental remediation costs and liabilities will not exceed the amount of its current reserves. In the event that such liabilities were to significantly exceed the amounts recorded, Aptiv’s results of operations could be materially affected. At December 31, 2023 the difference between the recorded liabilities and the reasonably possible range of potential loss was not material.

14. INCOME TAXES
Income before income taxes and equity income for U.S. and non-U.S. operations are as follows:

	Year Ended December 31,
	2023	2022	2021
	(in millions)
U.S. (loss) income	$(162)	$24	$(2)
Non-U.S. income	1,499	966	912
Income before income taxes and equity loss	$1,337	$990	$910
The provision (benefit) for income taxes is comprised of:

	Year Ended December 31,
	2023	2022	2021
	(in millions)
Current income tax expense:
U.S. federal	$25	$45	$1
Non-U.S.	208	205	156
U.S. state and local	3	15	4
Total current	236	265	161
Deferred income tax (benefit) expense, net:
U.S. federal	(62)	(43)	(17)
Non-U.S.	(2,091)	(90)	(43)
U.S. state and local	(11)	(11)	—
Total deferred	(2,164)	(144)	(60)
Total income tax (benefit) provision	$(1,928)	$121	$101
Cash paid or withheld for income taxes was $307 million, $194 million and $172 million for the years ended December 31, 2023, 2022 and 2021, respectively.
For purposes of comparability and consistency, the Company uses the notional U.S. federal income tax rate when presenting the Company’s reconciliation of the income tax provision. The Company is an Irish resident taxpayer. A reconciliation of the provision for income taxes compared with the amounts at the notional U.S. federal statutory rate was:

	Year Ended December 31,
	2023	2022	2021
	(in millions)
Notional U.S. federal income taxes at statutory rate	$281	$208	$191
Income taxed at other rates	(131)	(61)	(81)
Change in valuation allowance	1	(63)	(17)
Other change in tax reserves	(7)	10	19
Intercompany reorganizations	(2,082)	—	(7)
Withholding taxes	57	38	37
Tax credits	(19)	(19)	(23)
Change in tax law	(17)	—	(7)
Other adjustments	(11)	8	(11)
Total income tax (benefit) expense	$(1,928)	$121	$101
Effective tax rate	(144)%	12%	11%
The Company’s tax rate is affected by the tax rates in Ireland and other jurisdictions in which the Company operates, the relative amount of income earned by jurisdiction and the relative amount of losses or income for which no tax benefit or expense was recognized due to a valuation allowance. Included in the non-U.S. income taxed at other rates are tax incentives obtained in various non-U.S. countries, primarily the High and New Technology Enterprise (“HNTE”) status in China and various incentives in Morocco, which totaled $23 million in 2023, $12 million in 2022 and $10 million in 2021, as well as tax benefit for income earned, and no tax benefit for losses incurred, in jurisdictions where a valuation allowance has been recorded. The Company currently benefits from tax holidays in various non-U.S. jurisdictions with expiration dates from 2024 through 2041. The income tax benefits attributable to these tax holidays are approximately $7 million ($0.03 per share) in 2023, $3 million (less than $0.01 per share) in 2022 and $1 million (less than $0.01 per share) in 2021.
The effective tax rate in the year ended December 31, 2023 includes impacts of the Company’s transfers of intellectual property, as described below.
The effective tax rate in the year ended December 31, 2022 was impacted by favorable changes in valuation allowances offset by changes in reserves and provision to return adjustments. The effective tax rate was also impacted by impairments and charges related to our exit from our former majority owned Russian subsidiary and other charges in Ukraine for which no tax benefit was recognized.
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
On December 15, 2022, the European Union (the “E.U.”) Member States formally adopted the Pillar Two Directive, which generally provides for a minimum effective tax rate of 15%, as established by the Organisation for Economic Co-operation and Development (the “OECD”) Pillar Two Framework. The OECD continues to release additional guidance on these rules. While the framework was issued without opposition from representatives of over 130 countries participating in the OECD’s consultative process, not all countries are actively changing their tax laws to adopt certain parts of the OECD’s proposals. Some countries have indicated they do not support the OECD efforts. The Company is proactively responding to these anticipated tax policy changes, as described below. Although we will continue to closely monitor developments and analyze other potential impacts these new rules may have, we currently anticipate that the future impacts may be unfavorable to our effective tax rate.
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
Intellectual Property Transfer
In response to the OECD’s Pillar Two Directive, the Company initiated changes to its corporate entity structure, including intercompany transfers of certain intellectual property to one of its subsidiaries in Switzerland, during the year ended December 31, 2023.
The Company transferred certain intellectual property during the year ended December 31, 2023 between wholly-owned legal entities in different tax jurisdictions. These transfers were intercompany transactions. Consequently, the resulting gains on these transfers were eliminated for purposes of the consolidated financial statements. However, certain of these transfers resulted in a gain that is subject to income tax in the local jurisdiction, which was offset with the utilization of existing net operating loss carryforwards. A portion of the net operating loss carryforwards were previously reduced by deferred tax liabilities from recapturable deductions, which were eliminated as part of the intercompany transactions, while the remaining net operating loss carryforwards were largely offset by a valuation allowance. Consequently, during the year ended December 31, 2023, the Company recognized a net deferred tax expense of approximately $55 million, which is comprised of deferred tax benefits of approximately $2,075 million related to the release of valuation allowances as a result of the transfers and deferred tax expense of approximately $2,130 million to reflect utilization of the loss carryforwards.

As a result of the intellectual property transfers during the year ended December 31, 2023, the Company’s Swiss subsidiary, which received the intellectual property, recognized a step-up in tax basis on the fair value of the transferred intellectual property. This resulted in the creation of a temporary difference between the book basis and tax basis of the specified intellectual property. Consequently, the Company recorded a deferred tax benefit of approximately $1,820 million during the year ended December 31, 2023, which was increased from the amounts disclosed as of September 30, 2023, primarily as a result of additional intellectual property transfers in the fourth quarter of 2023.
Furthermore, the Company’s Swiss subsidiary was granted a ten-year tax incentive, beginning in 2024. A deferred tax benefit of approximately $330 million, net of a valuation allowance, was recorded during the year ended December 31, 2023 to reflect the estimated future reductions in tax associated with the incentive. This amount was increased from the amount disclosed as of September 30, 2023, primarily as a result of changes in the estimated utilization of the tax incentive from the additional transfers of intellectual property in the fourth quarter of 2023.
The total income tax benefit recorded as a result of the intercompany transfers of intellectual property and negotiated tax incentive, all as described above, combined with related additional current year tax expense as a result of the transactions, was approximately $2,080 million during the year ended December 31, 2023.
The measurement of certain of the deferred tax assets described above was also impacted by tax legislation in Switzerland enacted in the fourth quarter of 2023, which increased the statutory income tax rate, resulting in additional deferred tax benefit impacts of approximately $365 million, net of valuation allowances (which are reflected in the amounts above), during the three months ended December 31, 2023, from the amounts disclosed as of September 30, 2023.
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

	December 31,
	2023	2022
	(in millions)
Deferred tax assets:
Pension	$73	$56
Employee benefits	54	26
Net operating loss carryforwards	1,756	735
Warranty and other liabilities	85	85
Operating lease liabilities	126	98
Capitalized R&D	125	111
Tax credit carryforwards	1,597	68
Intangibles	1,773	—
Other	193	154
Total gross deferred tax assets	5,782	1,333
Less: valuation allowances	(3,032)	(756)
Total deferred tax assets (1)	$2,750	$577
Deferred tax liabilities:
Fixed assets	$49	$45
Tax on unremitted profits of certain foreign subsidiaries	74	69
Intangibles	550	588
Operating lease right-of-use assets	120	97
Total gross deferred tax liabilities	793	799
Net deferred tax assets (liabilities)	$1,957	$(222)
(1)Reflects gross amount before jurisdictional netting of deferred tax assets and liabilities.

Deferred tax assets and liabilities are classified as long-term in the consolidated balance sheets. Net deferred tax assets and liabilities are included in the consolidated balance sheets as follows:

	December 31,
	2023	2022
	(in millions)
Long-term assets	$2,351	$259
Long-term liabilities	(394)	(481)
Total deferred tax asset (liability)	$1,957	$(222)
The net deferred tax asset of $1,957 million as of December 31, 2023 is primarily comprised of deferred tax asset amounts in Switzerland, Mexico, China and India, partially offset by deferred tax liabilities primarily in the U.S., Italy and Korea.
Net Operating Loss and Tax Credit Carryforwards
As of December 31, 2023, the Company has gross deferred tax assets of approximately $1,716 million for non-U.S. net operating loss (“NOL”) carryforwards with recorded valuation allowances of $1,642 million. These NOLs are available to offset future taxable income and realization is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards. The NOLs primarily relate to Luxembourg, Poland, Germany, Switzerland, the U.K., France and Ireland. The NOL carryforwards have expiration dates ranging from one year to an indefinite period.
Deferred tax assets include $1,597 million and $68 million of tax credit carryforwards with recorded valuation allowances of $1,263 million and $61 million at December 31, 2023 and 2022, respectively. The tax credits are primarily related to Switzerland and the U.S. These tax credit carryforwards expire at various times from 2024 through 2043.
Cumulative Undistributed Foreign Earnings
No income taxes have been provided on indefinitely reinvested earnings of certain foreign subsidiaries at December 31, 2023.
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
A reconciliation of the gross change in the unrecognized tax benefits balance, excluding interest and penalties is as follows:

	Year Ended December 31,
	2023	2022	2021
	(in millions)
Balance at beginning of year	$224	$224	$231
Additions related to current year	4	12	12
Additions related to prior years	11	29	20
Reductions related to prior years	(12)	(33)	(36)
Reductions due to expirations of statute of limitations	(2)	(7)	(3)
Settlements	(3)	(1)	—
Balance at end of year	$222	$224	$224
A portion of the Company’s unrecognized tax benefits would, if recognized, reduce its effective tax rate. The remaining unrecognized tax benefits relate to tax positions that, if recognized, would result in an offsetting change in valuation allowance and for which only the timing of the benefit is uncertain. Recognition of these tax benefits would reduce the Company’s effective tax rate only through a reduction of accrued interest and penalties. As of December 31, 2023 and 2022, the amounts of unrecognized tax benefit that would reduce the Company’s effective tax rate were $185 million and $214 million, respectively. For 2023 and 2022, respectively, $74 million and $83 million of reserves for uncertain tax positions would be offset by the write-off of a related deferred tax asset, if recognized.
The Company recognizes interest and penalties relating to unrecognized tax benefits as part of income tax expense. Total accrued liabilities for interest and penalties were $27 million and $25 million at December 31, 2023 and 2022, respectively. Total interest and penalties recognized as part of income tax expense were an expense of $1 million, benefit of $2 million, and expense of $4 million for the years ended December 31, 2023, 2022 and 2021, respectively.
The Company files tax returns in multiple jurisdictions and is subject to examination by taxing authorities throughout the world. Taxing jurisdictions significant to Aptiv include China, Germany, Ireland, Luxembourg, Mexico, South Korea, Switzerland, the U.K. and the U.S. Open tax years related to these taxing jurisdictions remain subject to examination and could result in additional tax liabilities. In general, the Company’s affiliates are no longer subject to income tax examinations by foreign tax authorities for years before 2002. It is reasonably possible that audit settlements, the conclusion of current examinations or the expiration of the statute of limitations in several jurisdictions could impact the Company’s unrecognized tax benefits. A reversal of approximately $5 million is reasonably possible in the next 12 months, due to the running of statutes of limitations in various taxing jurisdictions.
Pledged Assets
As of December 31, 2023, we had pledged the assets of certain of our entities in Korea as collateral against approximately $22 million of income taxes payable. There were no assets pledged as collateral as of December 31, 2022.

15. SHAREHOLDERS’ EQUITY AND NET INCOME PER SHARE
Conversion of the MCPS
On June 15, 2023, (the “Mandatory Conversion Date”), each outstanding share of the Company’s 5.50% Mandatory Convertible Preferred Shares, Series A, $0.01 par value per share (the “MCPS”) converted into 1.0754 ordinary shares of the Company. In aggregate, the MCPS converted into approximately 12.37 million ordinary shares of the company, pursuant to the Statement of Rights governing the MCPS. The number of the Company’s ordinary shares issued upon conversion was determined based on the volume-weighted average price per share of the Company’s ordinary shares over the 20 consecutive trading day period beginning on, and including the 21st scheduled trading day immediately before the Mandatory Conversion Date.
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
Net Income Per Share
Basic net income per share is computed by dividing net income attributable to ordinary shareholders by the weighted average number of ordinary shares outstanding during the period. Diluted net income per share reflects the weighted average dilutive impact of all potentially dilutive securities from the date of issuance and is computed using the treasury stock and if-converted methods. The if-converted method is used to determine if the impact of the conversion of the MCPS into ordinary shares is more dilutive than the MCPS dividends to net income per share. If so, the MCPS are assumed to have been converted at the later of the beginning of the period or the time of issuance, and the resulting ordinary shares are included in the denominator and the MCPS dividends are added back to the numerator. For the year ended December 31, 2023, the calculation of the net income per share includes the dilutive impacts of the MCPS under the if-converted method. For the years ended December 31, 2022 and 2021, the impact of the MCPS calculated under the if-converted method was anti-dilutive, and as such 12.37 million ordinary shares underlying the MCPS were excluded from the diluted net income per share calculation. For all periods presented, the calculation of net income per share also contemplates the dilutive impacts, if any, of the Company’s share-based compensation plans. Refer to Note 21. Share-Based Compensation for additional information.

Weighted Average Shares
The following table illustrates net income per share attributable to ordinary shareholders and the weighted average shares outstanding used in calculating basic and diluted income per share:

	Year Ended December 31,
	2023	2022	2021
	(in millions, except per share data)
Numerator, basic:
Net income attributable to ordinary shareholders	$2,909	$531	$527
Numerator, diluted:
Net income attributable to Aptiv	$2,938	$594	$590
MCPS dividends (1)	—	(63)	(63)
Numerator, diluted	$2,938	$531	$527
Denominator:
Weighted average ordinary shares outstanding, basic	276.92	270.90	270.46
Dilutive shares related to RSUs	0.17	0.28	0.76
Weighted average MCPS converted shares (1)	5.79	—	—
Weighted average ordinary shares outstanding, including dilutive shares	282.88	271.18	271.22

Net income per share attributable to ordinary shareholders:
Basic	$10.50	$1.96	$1.95
Diluted	$10.39	$1.96	$1.94
(1)For purposes of calculating net income per share under the if-converted method, the Company has excluded the impact of the MCPS dividends for the year ended December 31, 2023, as the assumed conversion of the MCPS into ordinary shares on a weighted average basis was more dilutive to net income per share than the impact of the MCPS dividends. The Company has included the impact of the MCPS dividends for the years ended December 31, 2022 and 2021, as the impact was more dilutive to net income per share than the impact of assuming the conversion of the MCPS into ordinary shares on a weighted average basis.
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
A summary of the ordinary shares repurchased during the year ended December 31, 2023 is as follows:

Total number of shares repurchased	4,701,558
Average price paid per share	$84.59
Total (in millions)	$398
There were no shares repurchased during the years ended December 31, 2022 and 2021. As of December 31, 2023, approximately $1,615 million of share repurchases remained available under the January 2019 share repurchase program. All previously repurchased shares were retired, and are reflected as a reduction of ordinary share capital for the par value of the shares, with the excess applied as reductions to additional paid-in-capital and retained earnings.

Preferred Dividends
The Company has declared and paid cash dividends per preferred share during the periods presented as follows:

	Dividend	Amount
	Per Share	(in millions)
2023:
Fourth quarter	$—	$—
Third quarter	—	—
Second quarter	1.375	16
First quarter	1.375	16
Total	$2.750	$32
2022:
Fourth quarter	$1.375	$16
Third quarter	1.375	15
Second quarter	1.375	16
First quarter	1.375	16
Total	$5.500	$63

16. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The changes in accumulated other comprehensive income (loss) attributable to Aptiv (net of tax) are shown below.

	Year Ended December 31,
	2023	2022	2021
	(in millions)
Foreign currency translation adjustments:
Balance at beginning of year	$(790)	$(588)	$(445)
Aggregate adjustment for the year (1)	29	(202)	(143)
Balance at end of year	(761)	(790)	(588)

Gains (losses) on derivatives:
Balance at beginning of year	$7	$(17)	$40
Other comprehensive income before reclassifications (net tax effect of $(1), $10 and $0 )	253	37	8
Reclassification to income (net tax effect of $(7), $1 and $0)	(120)	(13)	(65)
Balance at end of year	140	7	(17)

Pension and postretirement plans:
Balance at beginning of year	$(8)	$(67)	$(140)
Other comprehensive income (loss) before reclassifications (net tax effect of $10, $(26) and $(23))	(19)	51	57
Reclassification to income (net tax effect of $(1), $(2) and $(4))	3	8	16
Balance at end of year	(24)	(8)	(67)

Accumulated other comprehensive loss, end of year	$(645)	$(791)	$(672)
(1)Includes losses of $39 million and gains of $74 million and $116 million for the years ended December 31, 2023, 2022 and 2021, respectively, related to non-derivative net investment hedges. Refer to Note 17. Derivatives and Hedging Activities for further description of these hedges. Includes $6 million of accumulated currency translation adjustment losses reclassified to net income as a result of the liquidation of a foreign subsidiary for the year ended December 31, 2022.

Reclassifications from accumulated other comprehensive income (loss) to income were as follows:

Reclassification Out of Accumulated Other Comprehensive Income (Loss)
Details About Accumulated Other Comprehensive Income Components	Year Ended December 31,			Affected Line Item in the Statement of Operations
	2023	2022	2021
	(in millions)
Foreign currency translation adjustments:
Liquidation of foreign subsidiary (1)	$—	$(6)	$—	Other income (expense), net
	—	(6)	—	Income before income taxes
	—	—	—	Income tax benefit (expense)
	—	(6)	—	Net income
	—	—	—	Net income (loss) attributable to noncontrolling interest
	$—	$(6)	$—	Net income attributable to Aptiv

Gains (losses) on derivatives:
Commodity derivatives	$(28)	$(5)	$68	Cost of sales
Foreign currency derivatives	141	19	(3)	Cost of sales
	113	14	65	Income before income taxes
	7	(1)	—	Income tax benefit (expense)
	120	13	65	Net income
	—	—	—	Net income (loss) attributable to noncontrolling interest
	$120	$13	$65	Net income attributable to Aptiv

Pension and postretirement plans:
Actuarial loss	$(2)	$(10)	$(15)	Other income (expense), net (2)
Settlement loss	(2)	—	—	Other income (expense), net (2)
Curtailment loss	—	—	(5)	Other income (expense), net (2)
	(4)	(10)	(20)	Income before income taxes
	1	2	4	Income tax benefit (expense)
	(3)	(8)	(16)	Net income
	—	—	—	Net income (loss) attributable to noncontrolling interest
	$(3)	$(8)	$(16)	Net income attributable to Aptiv

Total reclassifications for the year	$117	$(1)	$49
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
As of December 31, 2023, the Company had the following outstanding notional amounts related to commodity and foreign currency forward and option contracts designated as cash flow hedges that were entered into to hedge forecasted exposures:

Commodity	Quantity Hedged	Unit of Measure	Notional Amount (Approximate USD Equivalent)
	(in thousands)		(in millions)
Copper	109,387	pounds	$415

Foreign Currency	Quantity Hedged	Unit of Measure	Notional Amount (Approximate USD Equivalent)
	(in millions)
Mexican Peso	27,198	MXN	$1,600
Chinese Yuan Renminbi	3,191	RMB	$450
Euro	42	EUR	$45
Polish Zloty	894	PLN	$225
Hungarian Forint	27,988	HUF	$80
As of December 31, 2023, Aptiv has entered into derivative instruments to hedge cash flows extending out to December 2025.
Gains and losses on derivatives qualifying as cash flow hedges are recorded in accumulated OCI, to the extent that hedges are effective, until the underlying transactions are recognized in earnings. Unrealized amounts in accumulated OCI will fluctuate based on changes in the fair value of hedge derivative contracts at each reporting period. Net gains on cash flow hedges included in accumulated OCI as of December 31, 2023 were $164 million (approximately $167 million, net of tax). Of this total, approximately $136 million of gains are expected to be included in cost of sales within the next 12 months and approximately $28 million of gains are expected to be included in cost of sales in subsequent periods. Cash flow hedges are discontinued when Aptiv determines it is no longer probable that the originally forecasted transactions will occur. Cash flows from derivatives used to manage commodity and foreign exchange risks designated as cash flow hedges are classified as operating activities within the consolidated statements of cash flows.
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
The Company has entered into a series of forward contracts, each of which have been designated as net investment hedges of the foreign currency exposure of the Company’s investments in certain Chinese Yuan Renminbi (“RMB”)-denominated subsidiaries. During the years ended December 31, 2023, 2022 and 2021, the Company received $6 million, $7 million, and made net payments totaling $17 million, respectively, at settlement related to these series of forward contracts which matured throughout each respective year. In October 2023, the Company entered into forward contracts with a total notional amount of 700 million RMB (approximately $95 million, using foreign currency rates on the trade date), which mature in March 2024. Refer to the tables below for details of the fair value recorded in the consolidated balance sheets and the effects recorded in the consolidated statements of operations and consolidated statements of comprehensive income related to these derivative instruments.

The Company has designated the €700 million 2015 Euro-denominated Senior Notes and the €500 million 2016 Euro-denominated Senior Notes, as more fully described in Note 11. Debt, as net investment hedges of the foreign currency exposure of its investments in certain Euro-denominated subsidiaries. Due to changes in the value of the Euro-denominated debt instruments designated as net investment hedges, during the years ended December 31, 2023 and 2022, $39 million of losses and $74 million of gains, respectively, were recognized within the cumulative translation adjustment component of OCI. Included in accumulated OCI related to these net investment hedges were cumulative losses of $2 million as of December 31, 2023 and gains of $37 million as of December 31, 2022.
Derivatives Not Designated as Hedges
In certain occasions the Company enters into certain foreign currency and commodity contracts that are not designated as hedges. When hedge accounting is not applied to derivative contracts, gains and losses are recorded to other income (expense), net and cost of sales in the consolidated statements of operations.
Fair Value of Derivative Instruments in the Balance Sheet
The fair value of derivative financial instruments recorded in the consolidated balance sheets as of December 31, 2023 and 2022 are as follows:

	Asset Derivatives		Liability Derivatives		Net Amounts of Assets and (Liabilities) Presented in the Balance Sheet
	Balance Sheet Location	December 31, 2023	Balance Sheet Location	December 31, 2023	December 31, 2023
	(in millions)
Derivatives designated as cash flow hedges:
Commodity derivatives	Other current assets	$1	Accrued liabilities	$4
Foreign currency derivatives*	Other current assets	133	Other current assets	—	$133
Commodity derivatives	Other long-term assets	2	Other long-term liabilities	1
Foreign currency derivatives*	Other long-term assets	22	Other long-term assets	1	21
Derivatives designated as net investment hedges:
Foreign currency derivatives	Other current assets	—	Accrued liabilities	2
Total derivatives designated as hedges		$158		$8

Derivatives not designated:
Foreign currency derivatives*	Other current assets	$4	Other current assets	$—	4
Total derivatives not designated as hedges		$4		$—

	Asset Derivatives		Liability Derivatives		Net Amounts of Assets and (Liabilities) Presented in the Balance Sheet
	Balance Sheet Location	December 31, 2022	Balance Sheet Location	December 31, 2022	December 31, 2022
	(in millions)
Derivatives designated as cash flow hedges:
Commodity derivatives	Other current assets	$—	Accrued liabilities	$28
Foreign currency derivatives*	Other current assets	54	Other current assets	11	$43
Commodity derivatives	Other long-term assets	—	Other long-term liabilities	7
Foreign currency derivatives*	Other long-term assets	17	Other long-term assets	3	14
Foreign currency derivatives*	Other long-term liabilities	1	Other long-term liabilities	1	—
Derivatives designated as net investment hedges:
Foreign currency derivatives	Other current assets	—	Accrued liabilities	1
Total derivatives designated as hedges		$72		$51

Derivatives not designated:
Foreign currency derivatives*	Other current assets	$1	Other current assets	$—	1
Total derivatives not designated as hedges		$1		$—
* Derivative instruments within this category are subject to master netting arrangements and are presented on a net basis in the consolidated balance sheets in accordance with accounting guidance related to the offsetting of amounts related to certain contracts.
The fair value of Aptiv’s derivative financial instruments were in a net asset position as of December 31, 2023 and 2022.
Effect of Derivatives on the Statements of Operations and Statements of Comprehensive Income
The pre-tax effects of derivative financial instruments in the consolidated statements of operations and consolidated statements of comprehensive income for the years ended December 31, 2023, 2022 and 2021 are as follows:

Year Ended December 31, 2023	Gain Recognized in OCI	(Loss) Gain Reclassified from OCI into Income
	(in millions)
Derivatives designated as cash flow hedges:
Commodity derivatives	$5	$(28)
Foreign currency derivatives	244	141
Derivatives designated as net investment hedges:
Foreign currency derivatives	5	—
Total	$254	$113

Loss Recognized in Income
(in millions)
Derivatives not designated:
Foreign currency derivatives	$(3)
Total	$(3)

Year Ended December 31, 2022	(Loss) Gain Recognized in OCI	(Loss) Gain Reclassified from OCI into Income
	(in millions)
Derivatives designated as cash flow hedges:
Commodity derivatives	$(70)	$(5)
Foreign currency derivatives	90	19
Derivatives designated as net investment hedges:
Foreign currency derivatives	7	—
Total	$27	$14

Loss Recognized in Income
(in millions)
Derivatives not designated:
Foreign currency derivatives	$(8)
Total	$(8)

Year Ended December 31, 2021	Gain (Loss) Recognized in OCI	Gain (Loss) Reclassified from OCI into Income
	(in millions)
Derivatives designated as cash flow hedges:
Commodity derivatives	$60	$68
Foreign currency derivatives	(35)	(3)
Derivatives designated as net investment hedges:
Foreign currency derivatives	(17)	—
Total	$8	$65

Gain (Loss) Recognized in Income
(in millions)
Derivatives not designated:
Commodity derivatives	$3
Foreign currency derivatives	(5)
Total	$(2)
The gain or loss recognized in income for designated and non-designated derivative instruments was recorded to cost of sales and other income (expense), net in the consolidated statements of operations for the years ended December 31, 2023, 2022 and 2021.

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
As of December 31, 2023 and 2022, Aptiv was in a net derivative asset position of $154 million and $22 million, respectively, and no significant adjustments were recorded for nonperformance risk based on the application of peer companies’ CDS rates, evaluation of our own nonperformance risk and because Aptiv’s exposures were to counterparties with investment grade credit ratings. Refer to Note 17. Derivatives and Hedging Activities for further information regarding derivatives.
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
There was no liability for contingent consideration as of December 31, 2023. As of December 31, 2022, the liability for contingent consideration was $10 million (which was classified within other current liabilities). Adjustments to this liability for interest accretion are recognized in interest expense, and any other changes in the fair value of this liability are recognized within other income (expense), net in the consolidated statements of operations.

The changes in the contingent consideration liability classified as a Level 3 measurement for the years ended December 31, 2023 and 2022 were as follows:

	Year Ended December 31,
	2023	2022
	(in millions)
Fair value at beginning of year	$10	$10
Payments	(10)	—
Fair value at end of year	$—	$10
During the year ended December 31, 2023, the Company paid $10 million of contingent consideration based on the actual level of earnings of the acquired business during the contractual earn-out period. This payment was recorded as a cash outflow from financing activities in the consolidated statement of cash flows in accordance with ASC Topic 230-10-45, as the full amount of the payment represented the acquisition date fair value of the contingent consideration liability.
Publicly traded equity securities—All publicly traded equity securities are reported at fair value as of each reporting date. The measurement of the asset is based on quoted prices for identical assets on active market exchanges. Gains and losses from changes in the fair value of these securities are recorded within other income (expense), net on the consolidated statement of operations.
As of December 31, 2023 and 2022, Aptiv had the following assets measured at fair value on a recurring basis:

	Total	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
	(in millions)
As of December 31, 2023
Commodity derivatives	$3	$—	$3	$—
Foreign currency derivatives	158	—	158	—
Publicly traded equity securities	14	14	—	—
Total	$175	$14	$161	$—
As of December 31, 2022
Foreign currency derivatives	58	—	58	—
Publicly traded equity securities	17	17	—	—
Total	$75	$17	$58	$—
As of December 31, 2023 and 2022, Aptiv had the following liabilities measured at fair value on a recurring basis:

	Total	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
	(in millions)
As of December 31, 2023
Commodity derivatives	$5	$—	$5	$—
Foreign currency derivatives	2	—	2	—
Total	$7	$—	$7	$—
As of December 31, 2022
Commodity derivatives	$35	$—	$35	$—
Foreign currency derivatives	1	—	1	—
Contingent consideration	10	—	—	10
Total	$46	$—	$36	$10
Non-derivative financial instruments—Aptiv’s non-derivative financial instruments include cash and cash equivalents, accounts and notes receivable, accounts payable, as well as debt, which consists of its accounts receivable factoring arrangement, finance leases and other debt issued by Aptiv’s non-U.S. subsidiaries, the Revolving Credit Facility, the Tranche A Term Loan and all series of outstanding senior notes. The fair value of debt is based on quoted market prices for instruments with public market data or significant other observable inputs for instruments without a quoted public market price (Level 2). As of December 31, 2023 and 2022, total debt was recorded at $6,213 million and $6,491 million, respectively, and had estimated fair values of $5,255 million and $5,241 million, respectively. For all other financial instruments recorded as of December 31, 2023 and 2022, fair value approximates book value.
Fair Value Measurements on a Nonrecurring Basis
In addition to items that are measured at fair value on a recurring basis, Aptiv also has items in its balance sheet that are measured at fair value on a nonrecurring basis. As these items are not measured at fair value on a recurring basis, they are not included in the tables above. Financial and nonfinancial assets and liabilities that are measured at fair value on a nonrecurring basis include certain inventories, long-lived assets, assets and liabilities held for sale, intangible assets, equity investments without readily determinable fair values and liabilities for exit or disposal activities measured at fair value upon initial recognition. During the year ended December 31, 2023, Aptiv recorded non-cash long-lived asset impairment charges of $11 million within cost of sales primarily related to an operating lease right-of-use asset in Ukraine that will no longer be in use during the remaining lease term, $7 million within cost of sales related to the abandonment of certain fixed assets and declines in the fair values of certain fixed assets and additional non-cash asset impairment charges of $18 million within other expense, net related to its equity investments without readily determinable fair value.
During the year ended December 31, 2022, Aptiv recorded non-cash long-lived asset impairment charges of $8 million and other charges of $3 million. These charges were primarily related to the conflict between Ukraine and Russia and were recorded within cost of sales. In addition, Aptiv determined that our former majority owned subsidiary in Russia met the held for sale criteria as of June 30, 2022. Consequently, during the year ended December 31, 2022, the Company recorded a charge of $51 million to reduce the carrying value of the subsidiary to fair value, which was recorded primarily within cost of sales.
During the year ended December 31, 2021, Aptiv recorded non-cash long-lived asset impairment charges of $2 million within cost of sales related to the abandonment of certain fixed assets and declines in the fair values of certain fixed assets.
Fair value of long-lived and other assets is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved and a review of appraisals or other market indicators and management estimates. As such, Aptiv has determined that the fair value measurements of long-lived and other assets fall in Level 3 of the fair value hierarchy.

19. OTHER INCOME, NET
Other income (expense), net included:

	Year Ended December 31,
	2023	2022	2021
	(in millions)
Interest income	$111	$86	$9
Loss on extinguishment of debt (Note 11)	(1)	—	(126)
Loss on modification of debt	—	—	(1)
Components of net periodic benefit cost other than service cost	(28)	(15)	(21)
Costs associated with acquisitions and other transactions	(4)	(61)	—
Impairment of equity investments without readily determinable fair value (Note 5)	(18)	—	—
Change in fair value of equity investments without readily determinable fair value (Note 5)	—	—	9
Loss on change in fair value of publicly traded equity securities	(6)	(52)	—
Other, net	9	(12)	1
Other income (expense), net	$63	$(54)	$(129)
During the years ended December 31, 2023, 2022 and 2021, Aptiv recognized net unrealized losses of $6 million and $49 million and gains of $5 million, respectively, for publicly traded equity securities still held as of December 31, 2023. As further described in Note 5. Investments in Affiliates, during the year ended December 31, 2023, Aptiv recorded an impairment loss of $18 million in its equity investments without readily determinable fair values.

As further discussed in Note 20. Acquisitions and Divestitures, Aptiv also incurred approximately $43 million and $10 million in transaction costs related to the acquisitions of Wind River and Intercable Automotive, respectively, during the year ended December 31, 2022.
As further discussed in Note 11. Debt, during the year ended December 31, 2021, Aptiv redeemed for cash the entire $700 million in aggregate principal amount outstanding of 4.15% senior unsecured notes due 2024 and the entire $650 million in aggregate principal amount outstanding of 4.25% senior unsecured notes due 2026, resulting in a loss on debt extinguishment of approximately $126 million. As further discussed in Note 5. Investments in Affiliates, during the year ended December 31, 2021, Aptiv recorded a pre-tax unrealized gain of $9 million related to increases in fair value of its equity investments without readily determinable fair values.

20. ACQUISITIONS AND DIVESTITURES
Acquisition of Höhle Ltd.
On April 3, 2023, Aptiv acquired 100% of the equity interests of Höhle Ltd. (“Höhle”), a manufacturer of microducts, for total consideration of $42 million. The results of operations of Höhle are reported within the Signal and Power Solutions segment from the date of acquisition. The Company acquired Höhle utilizing cash on hand.
The acquisition was accounted for as a business combination, with the total purchase price allocated on a preliminary basis using information available, in the second quarter of 2023. Adjustments recorded from the amounts disclosed as of June 30, 2023 included minor adjustments to various assets acquired and liabilities assumed. The preliminary purchase price and related allocation to the acquired net assets of Höhle based on their estimated fair values is shown below (in millions):
Assets acquired and liabilities assumed

Purchase price, cash consideration, net of cash acquired	$42

Intangible assets	$11
Other assets, net	4
Identifiable net assets acquired	15
Goodwill resulting from purchase	27
Total purchase price allocation	$42
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
The acquisition was accounted for as a business combination, with the total purchase price allocated on a preliminary basis using information available in the fourth quarter of 2022. As previously disclosed, a portion of the cash consideration was unpaid as of December 31, 2022 and during the first quarter of 2023, $36 million was paid and recognized as a cash outflow from investing activities for the year ended December 31, 2023. Adjustments recorded from the amounts disclosed as of

December 31, 2022 included a reduction to accrued liabilities of $20 million, a reduction to deferred tax liabilities of $10 million and minor adjustments to various other assets acquired and liabilities assumed, resulting in a net reduction to goodwill of $23 million. The final purchase price and related allocation to the acquired net assets of Wind River based on their estimated fair values is shown below (in millions):
Assets acquired and liabilities assumed

Purchase price, cash consideration, net of cash acquired	$3,520

Accounts receivable, net	$91
Contract assets	67
Property, plant and equipment	14
Intangible assets	1,490
Contract liabilities	(101)
Accrued liabilities	(42)
Deferred tax liabilities	(277)
Other liabilities, net	(1)
Identifiable net assets acquired	1,241
Goodwill resulting from purchase	2,279
Total purchase price allocation	$3,520
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
Acquisition of Controlling Interest in Intercable Automotive Solutions S.r.l.
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
The acquisition was accounted for as a business combination, with the total purchase price allocated on a preliminary basis using information available, in the fourth quarter of 2022. The purchase price was increased by a net working capital adjustment of approximately $3 million, which was paid to the seller and recorded in the second quarter of 2023, and was allocated to goodwill. Additional adjustments recorded from the amounts disclosed as of December 31, 2022 also included an increase to property, plant and equipment of $9 million and minor adjustments to various other assets acquired and liabilities assumed, which, together with the net working capital adjustment described above, resulted in a net reduction to goodwill of $7 million. The final purchase price and related allocation to the acquired net assets of Intercable Automotive based on their estimated fair values is shown below (in millions):

Assets acquired and liabilities assumed

Purchase price, cash consideration, net of cash acquired	$609

Inventory	$78
Property, plant and equipment	86
Intangible assets	286
Deferred tax liabilities	(83)
Other liabilities, net	(13)
Identifiable net assets acquired	354
Goodwill resulting from purchase	350
Total	704
Less: redeemable noncontrolling interest	(95)
Total purchase price allocation	$609
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
The details of the annual executive grants were as follows:

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
The grant date fair value of the RSUs is determined based on the target number of awards issued, the closing price of the Company’s ordinary shares on the date of the grant of the award, including an estimate for forfeitures, and a contemporaneous valuation performed by a third-party valuation specialist with respect to the relative total shareholder return awards.
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

The details of shares issued for vested annual executive grants are as follows:

	Time-Based Awards			Performance-Based Awards
Vesting Date	Ordinary Shares Issued Upon Vesting	Fair Value of Shares at Issuance	Ordinary Shares Withheld to Cover Withholding Taxes	Ordinary Shares Issued Upon Vesting	Fair Value of Shares at Issuance	Ordinary Shares Withheld to Cover Withholding Taxes
	(dollars in millions)
Q1 2023	286,337	$33	116,753	315,664	$37	138,036
Q1 2022	354,600	$46	140,409	325,283	$42	136,143
Q1 2021	449,426	$67	177,825	288,074	$43	121,609

A summary of RSU activity, including award grants, vesting and forfeitures is provided below:

	RSUs	Weighted Average Grant Date Fair Value
	(in thousands)
Nonvested, January 1, 2021	1,786	$102.95
Granted	661	$161.90
Vested	(829)	$98.55
Forfeited	(274)	$118.97
Nonvested, December 31, 2021	1,344	$131.40
Granted	939	$122.73
Vested	(713)	$109.36
Forfeited	(323)	$134.75
Nonvested, December 31, 2022	1,247	$136.61
Granted	1,545	$117.09
Vested	(549)	$135.17
Forfeited	(247)	$119.13
Nonvested, December 31, 2023	1,996	$124.06
As of December 31, 2023, there were approximately 154,000 Aptiv performance-based RSUs, with a weighted average grant date fair value of $174.59, that were vested but not yet distributed.
Aptiv recognized share-based compensation expense of $107 million ($90 million, net of tax), $86 million ($85 million, net of tax) and $87 million ($86 million net of tax) based on the Company’s best estimate of ultimate performance against the respective targets during the years ended December 31, 2023, 2022 and 2021, respectively. Aptiv will continue to recognize compensation expense, based on the grant date fair value of the awards applied to the Company’s best estimate of ultimate performance against the respective targets, over the requisite vesting periods of the awards. Based on the grant date fair value of the awards and the Company’s best estimate of ultimate performance against the respective targets as of December 31, 2023, unrecognized compensation expense on a pre-tax basis of approximately $167 million is anticipated to be recognized over a weighted average period of approximately two years. For the years ended December 31, 2023, 2022 and 2021, respectively, approximately $33 million, $36 million and $45 million of cash was paid and reflected as a financing activity in the statements of cash flows related to the tax withholding for vested RSUs.
Subsidiary Awards
During 2023, certain employees of Wind River were granted stock options in Westerly, LLC (a subsidiary of the Company and parent company of Wind River) (the “Subsidiary Awards”). These Subsidiary Awards vest ratably over a three year period subject to continuing employment. Subsidiary Awards become exercisable upon vesting. Refer to Note 20. Acquisitions and Divestitures for further information on the Wind River acquisition.

A summary of the status of the Company’s non-vested Subsidiary Awards is provided below:

	Subsidiary Award Stock Options	Weighted Average Grant Date Fair Value
	(in thousands)
Nonvested, January 1, 2023	—	$—
Granted	8,102	$3.66
Vested	(2,305)	$3.69
Forfeited	(731)	$3.69
Nonvested, December 31, 2023	5,066	$3.65
The following summarizes the weighted average inputs used in the Black-Scholes model to value the Subsidiary Awards granted during the year ended December 31, 2023:

Expected volatility (1)	42.99%
Expected term	3.5 years
Expected dividends	$—
Risk-free interest rate	4.41%
(1)Expected volatility was primarily based on the historical volatility of a group of comparable publicly traded entities as determined by the Company.
Aptiv recognized share-based compensation expense related to these Subsidiary Awards of $8 million during the year ended December 31, 2023. Aptiv will continue to recognize compensation expense based on the grant date fair value of the Subsidiary Awards over the requisite service period. As of December 31, 2023, unrecognized compensation expense on a pre-tax basis related to unvested Subsidiary Awards of approximately $17 million is anticipated to be recognized over a period of approximately two years.

22. SEGMENT REPORTING
Aptiv operates its core business along the following operating segments, which are grouped on the basis of similar product, market and operating factors:
•Signal and Power Solutions, which includes complete electrical architecture and component products.
•Advanced Safety and User Experience, which includes vehicle technology and services in advanced safety, user experience and smart vehicle compute and software, as well as cloud-native software platforms, autonomous driving technologies and DevOps tools.
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
Generally, Aptiv evaluates segment performance based on stand-alone segment net income before interest expense, other income (expense), net, income tax (expense) benefit, equity income (loss), net of tax, amortization, restructuring, other acquisition and portfolio project costs (which includes costs incurred to integrate acquired businesses and to plan and execute product portfolio transformation actions, including business and product acquisitions and divestitures), asset impairments and other related charges, compensation expense related to acquisitions and gains (losses) on business divestitures and other transactions (“Adjusted Operating Income”).
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

Included below are sales and operating data for Aptiv’s segments for the years ended December 31, 2023, 2022 and 2021, as well as balance sheet data as of December 31, 2023 and 2022.

	Signal and Power Solutions	Advanced Safety and User Experience	Eliminations and Other (1)	Total
	(in millions)
For the Year Ended December 31, 2023:
Net sales	$14,404	$5,695	$(48)	$20,051
Depreciation and amortization	$638	$274	$—	$912
Adjusted operating income	$1,676	$451	$—	$2,127
Operating income (2)	$1,379	$180	$—	$1,559
Equity income (loss), net of tax	$13	$(312)	$—	$(299)
Net income attributable to noncontrolling interest	$28	$—	$—	$28
Capital expenditures	$639	$207	$60	$906

	Signal and Power Solutions	Advanced Safety and User Experience	Eliminations and Other (1)	Total
	(in millions)
For the Year Ended December 31, 2022:
Net sales	$12,943	$4,587	$(41)	$17,489
Depreciation and amortization	$584	$178	$—	$762
Adjusted operating income	$1,441	$144	$—	$1,585
Operating income (3)	$1,195	$68	$—	$1,263
Equity income (loss), net of tax	$20	$(299)	$—	$(279)
Net loss attributable to noncontrolling interest	$(3)	$—	$—	$(3)
Net loss attributable to redeemable noncontrolling interest	$(1)	$—	$—	$(1)
Capital expenditures	$573	$196	$75	$844

	Signal and Power Solutions	Advanced Safety and User Experience	Eliminations and Other (1)	Total
	(in millions)
For the Year Ended December 31, 2021:
Net sales	$11,598	$4,056	$(36)	$15,618
Depreciation and amortization	$595	$178	$—	$773
Adjusted operating income	$1,225	$153	$—	$1,378
Operating income (4)	$1,064	$125	$—	$1,189
Equity income (loss), net of tax	$15	$(215)	$—	$(200)
Net income attributable to noncontrolling interest	$19	$—	$—	$19
Capital expenditures	$434	$124	$53	$611
(1)Eliminations and Other includes the elimination of inter-segment transactions. Capital expenditures amounts are attributable to corporate administrative and support functions, including corporate headquarters and certain technical centers.
(2)Includes charges recorded in 2023 related to costs associated with employee termination benefits and other exit costs of $82 million for Signal and Power Solutions and $129 million for Advanced Safety and User Experience.
(3)Includes charges recorded in 2022 related to costs associated with employee termination benefits and other exit costs of $30 million for Signal and Power Solutions and $55 million for Advanced Safety and User Experience.
(4)Includes charges recorded in 2021 related to costs associated with employee termination benefits and other exit costs of $8 million for Signal and Power Solutions and $16 million for Advanced Safety and User Experience.

	Signal and Power Solutions	Advanced Safety and User Experience	Eliminations and Other (1)	Total
	(in millions)
Balance as of December 31, 2023:
Investment in affiliates	$148	$1,295	$—	$1,443
Goodwill	$2,825	$2,326	$—	$5,151
Total segment assets	$14,930	$9,418	$79	$24,427
Balance as of December 31, 2022:
Investment in affiliates	$126	$1,597	$—	$1,723
Goodwill	$2,756	$2,350	$—	$5,106
Total segment assets	$14,575	$11,864	$(4,555)	$21,884
(1)Eliminations and Other includes corporate assets and the elimination of inter-segment transactions.
The reconciliation of Adjusted Operating Income to operating income includes, as applicable, amortization, restructuring, other acquisition and portfolio project costs (which includes costs incurred to integrate acquired businesses and to plan and execute product portfolio transformation actions, including business and product acquisitions and divestitures), asset impairments and other related charges, compensation expense related to acquisitions and gains (losses) on business divestitures and other transactions. The reconciliations of Adjusted Operating Income to net income attributable to Aptiv for the years ended December 31, 2023, 2022 and 2021 are as follows:

	Signal and Power Solutions	Advanced Safety and User Experience	Total
	(in millions)
For the Year Ended December 31, 2023:
Adjusted operating income	$1,676	$451	$2,127
Amortization	(140)	(93)	(233)
Restructuring	(82)	(129)	(211)
Other acquisition and portfolio project costs	(60)	(20)	(80)
Asset impairments	(15)	(3)	(18)
Compensation expense related to acquisitions	—	(26)	(26)
Operating income	$1,379	$180	1,559
Interest expense			(285)
Other income, net			63
Income before income taxes and equity loss			1,337
Income tax benefit			1,928
Equity loss, net of tax			(299)
Net income			2,966
Net income attributable to noncontrolling interest			28
Net income attributable to Aptiv			$2,938

	Signal and Power Solutions	Advanced Safety and User Experience	Total
	(in millions)
For the Year Ended December 31, 2022:
Adjusted operating income	$1,441	$144	$1,585
Amortization	(139)	(10)	(149)
Restructuring	(30)	(55)	(85)
Other acquisition and portfolio project costs	(15)	(11)	(26)
Asset impairments	(8)	—	(8)
Other charges related to Ukraine/Russia conflict (1)	(54)	—	(54)
Operating income	$1,195	$68	1,263
Interest expense			(219)
Other expense, net			(54)
Income before income taxes and equity loss			990
Income tax expense			(121)
Equity loss, net of tax			(279)
Net income			590
Net loss attributable to noncontrolling interest			(3)
Net loss attributable to redeemable noncontrolling interest			(1)
Net income attributable to Aptiv			$594
(1)Primarily consists of charges related to the designation of our former majority owned Russian subsidiary as held for sale as of December 31, 2022. Refer to Note 20. Acquisitions and Divestitures for further information.

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

Information concerning principal geographic areas is set forth below. Net sales reflects the manufacturing location and is for the years ended December 31, 2023, 2022 and 2021. Long-lived assets is as of December 31, 2023, 2022 and 2021.

	Year Ended December 31, 2023		Year Ended December 31, 2022		Year Ended December 31, 2021
	Net Sales	Long-Lived Assets (1)	Net Sales	Long-Lived Assets (1)	Net Sales	Long-Lived Assets (1)
	(in millions)
United States (2)	$7,021	$1,204	$6,292	$1,136	$5,196	$1,010
Other North America	174	378	159	291	136	248
Europe, Middle East & Africa (3)	6,738	1,576	5,372	1,429	5,179	1,390
Asia Pacific (4)	5,697	1,104	5,274	1,031	4,829	978
South America	421	63	392	59	278	51
Total	$20,051	$4,325	$17,489	$3,946	$15,618	$3,677
(1)Includes property, plant and equipment, net of accumulated depreciation and operating lease right-of-use assets.
(2)Includes net sales and machinery, equipment and tooling that relate to the Company’s maquiladora operations located in Mexico. These assets are utilized to produce products sold to customers located in the U.S.
(3)Includes Aptiv’s country of domicile, Jersey. The Company had no sales or long-lived assets in Jersey in any period. The largest portion of net sales in the Europe, Middle East & Africa region was $1,701 million, $1,485 million and $1,436 million in Germany for the years ended December 31, 2023, 2022 and 2021, respectively.
(4)Net sales and long-lived assets in Asia Pacific are primarily attributable to China.

23. FOURTH QUARTER DATA (UNAUDITED)
The following is a condensed summary of the Company’s unaudited results of operations for the three months ended December 31, 2023 and 2022.

	Three Months Ended December 31,
	2023	2022
	(in millions, except per share amounts)
Net sales	$4,919	$4,640
Cost of sales	3,997	3,827
Gross margin	$922	$813
Operating income (1)	$355	$440
Net income (2)	$919	$266
Net income attributable to Aptiv	$905	$249
Net income attributable to ordinary shareholders	$905	$233
Basic net income per share:
Basic net income per share attributable to ordinary shareholders	$3.22	$0.86
Weighted average number of basic shares outstanding	280.95	270.95
Diluted net income per share:
Diluted net income per share attributable to ordinary shareholders	$3.22	$0.86
Weighted average number of diluted shares outstanding	281.21	271.40
(1)In the fourth quarter of 2023, Aptiv recorded restructuring charges totaling $130 million, of which $68 million was recognized for a program focused on global salaried headcount reduction, as further described in Note 10. Restructuring.
(2)In the fourth quarter of 2023, Aptiv recorded an income tax benefit of approximately $725 million related to changes to its corporate entity structure, including intercompany transfers of intellectual property and other related transactions. Refer to Note 14. Income Taxes for additional information. In the fourth quarter of 2022, Aptiv incurred approximately $53 million in transaction costs related to the acquisitions of Wind River and Intercable Automotive, as further described in Note 20. Acquisitions and Divestitures.

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
Disaggregation of Revenue
Revenue generated from Aptiv’s operating segments is disaggregated by primary geographic market in the following tables for the years ended December 31, 2023, 2022 and 2021. Information concerning geographic market reflects the manufacturing location.

For the Year Ended December 31, 2023:	Signal and Power Solutions	Advanced Safety and User Experience	Eliminations and Other	Total

	(in millions)
Geographic Market
North America	$5,343	$1,860	$(8)	$7,195
Europe, Middle East and Africa	4,040	2,713	(15)	6,738
Asia Pacific	4,600	1,122	(25)	5,697
South America	421	—	—	421
Total net sales	$14,404	$5,695	$(48)	$20,051

For the Year Ended December 31, 2022:	Signal and Power Solutions	Advanced Safety and User Experience	Eliminations and Other	Total

	(in millions)
Geographic Market
North America	$5,026	$1,435	$(10)	$6,451
Europe, Middle East and Africa	3,289	2,094	(11)	5,372
Asia Pacific	4,236	1,058	(20)	5,274
South America	392	—	—	392
Total net sales	$12,943	$4,587	$(41)	$17,489

For the Year Ended December 31, 2021:	Signal and Power Solutions	Advanced Safety and User Experience	Eliminations and Other	Total

	(in millions)
Geographic Market
North America	$4,135	$1,204	$(7)	$5,332
Europe, Middle East and Africa	3,387	1,802	(10)	5,179
Asia Pacific	3,798	1,050	(19)	4,829
South America	278	—	—	278
Total net sales	$11,598	$4,056	$(36)	$15,618
Contract Balances
Contract liabilities solely consist of deferred revenue. As of December 31, 2023 and 2022, the balance of contract liabilities was $109 million (of which $93 million was recorded in other current liabilities and $16 million was recorded in other long-term liabilities) and $99 million (of which $90 million was recorded in other current liabilities and $9 million was recorded in other long-term liabilities), respectively. The increase in the contract liabilities balance was primarily driven by cash payments received or due in advance of the performance obligation being satisfied, partially offset by $93 million of revenues recognized during the year ended December 31, 2023 that were included in the contract liability balance as of December 31, 2022.
Contract assets are primarily comprised of unbilled receivables, which consist of amounts related to the Company’s unconditional right to consideration for completed performance obligations that have not been invoiced. As of December 31, 2023 and 2022, the balance of contract assets was $122 million (of which $55 million was recorded in other current assets and $67 million was recorded in other long-term assets) and $67 million (of which $24 million was recorded in other current assets and $43 million was recorded in other long-term assets), respectively.
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
Customer contracts for sales of software and related services are generally represented by a sales contract or purchase order with contract durations typically ranging from one to three years. Remaining performance obligations include contract liabilities and unbilled amounts that will be recognized as revenue in future periods. Transaction price allocated to the remaining performance obligation is based on the standalone selling price. The value of the transaction price allocated to remaining performance obligations under software and related service contracts as of December 31, 2023 was approximately $217 million. The Company expects to recognize approximately 55% of remaining performance obligations as revenue in the next twelve months, and the remainder thereafter.
Costs to Obtain a Contract
From time to time, Aptiv makes payments to customers in conjunction with ongoing business. These payments to customers are generally recognized as a reduction to revenue at the time of the commitment to make these payments. However, certain other payments to customers, or upfront fees, meet the criteria to be considered a cost to obtain a contract as they are directly attributable to a contract, are incremental and management expects the fees to be recoverable. As of December 31, 2023 and 2022, Aptiv has recorded $61 million (of which $12 million was classified within other current assets and $49 million was classified within other long-term assets) and $78 million (of which $17 million was classified within other current assets and $61 million was classified within other long-term assets), respectively, related to these capitalized upfront fees.
Capitalized upfront fees are amortized to revenue based on the transfer of goods and services to the customer for which the upfront fees relate, which typically range from three to five years. There have been no impairment losses in relation to the costs capitalized. The amount of amortization to net sales was $27 million, $28 million and $31 million for the years ended December 31, 2023, 2022 and 2021, respectively.

25. LEASES
Lease Portfolio
The Company has operating and finance leases for real estate, office equipment, automobiles, forklifts and certain other equipment. The Company's leases have remaining lease terms of one year to 25 years, some of which include options to extend the leases for up to eight years, and some of which include options to terminate the leases within one year. Certain of our lease agreements include rental payments which are adjusted periodically for inflation. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. When available, we use the rate implicit in the lease to discount lease payments to present value; however, most of our leases do not provide a readily determinable implicit rate. Therefore, we must estimate our incremental borrowing rate to discount the lease payments based on information available at lease commencement. The incremental borrowing rate is not a quoted rate and is primarily derived by applying a spread over U.S. Treasury rates with a similar duration to the Company’s lease payments. The spread utilized is based on the Company’s credit rating and the impact of full collateralization.
Related Party Lease Agreement
Aptiv subleases certain office space to Motional, our autonomous driving joint venture, which has a remaining lease term of approximately five years as of December 31, 2023. Total income under the agreement was $4 million, $4 million and $3 million during the years ended December 31, 2023, 2022 and 2021, respectively. The sublease income and Aptiv’s associated operating lease cost are recorded to cost of sales in the consolidated statement of operations. The Company believes the terms of the lease agreement have not significantly been affected by the fact the Company and the lessee are related parties.
The components of lease expense were as follows:

	Year Ended December 31,
	2023	2022	2021

	(in millions)
Lease cost:
Finance lease cost:
Amortization of right-of-use assets	$5	$4	$4
Interest on lease liabilities	1	1	1
Total finance lease cost	6	5	5
Operating lease cost	142	122	119
Short-term lease cost	17	14	13
Variable lease cost	3	1	—
Sublease income (1)	(5)	(5)	(4)
Total lease cost	$163	$137	$133
(1)Sublease income excludes rental income from owned properties of $8 million, $8 million and $10 million for the years ended December 31, 2023, 2022 and 2021, respectively, which is included in other income, net.
For the year ended December 31, 2023, the Company recorded an impairment charge of $10 million related to an operating lease right-of-use asset in Ukraine that will no longer be in use during the remaining lease term, which was recorded within cost of sales in the statement of operations.
Supplemental cash flow and other information related to leases was as follows:

	Year Ended December 31,
	2023	2022	2021

	(in millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for finance leases	$1	$1	$1
Operating cash flows for operating leases	$134	$116	$122
Financing cash flows for finance leases	$5	$4	$4
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$94	$102	$74
Finance leases	$1	$3	$1

Supplemental balance sheet information related to leases was as follows:

	December 31,
	2023	2022

	(dollars in millions)
Operating leases:
Operating lease right-of-use assets	$540	$451
Accrued liabilities (Note 8)	$121	$109
Long-term operating lease liabilities	453	361
Total operating lease liabilities	$574	$470

Finance leases:
Property and equipment	$38	$35
Less: accumulated depreciation	(24)	(19)
Total property, net	$14	$16
Short-term debt (Note 11)	$5	$6
Long-term debt (Note 11)	9	12
Total finance lease liabilities	$14	$18

Weighted average remaining lease term:
Operating leases	6 years	6 years
Finance leases	3 years	4 years

Weighted average discount rate:
Operating leases	4.00%	3.25%
Finance leases	4.75%	4.00%
Maturities of lease liabilities were as follows:

	Operating Leases	Finance Leases

	(in millions)
As of December 31, 2023
2024	$141	$5
2025	124	4
2026	107	3
2027	86	2
2028	60	1
Thereafter	128	—
Total lease payments	646	15
Less: imputed interest	(72)	(1)
Total	$574	$14
As of December 31, 2023, the Company has entered into additional operating leases, primarily for real estate, that have not yet commenced of approximately $40 million. These operating leases are anticipated to commence primarily in 2024 with lease terms of five to ten years.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Management of the Company, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2023. As defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), disclosure controls and procedures are controls and procedures designed to provide reasonable assurance that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported on a timely basis, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company’s disclosure controls and procedures include components of the Company’s internal control over financial reporting. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2023.
Management’s Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f), for the Company. Under the supervision of the Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023 based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework (2013).” Based on that evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2023.
Ernst & Young LLP has issued an attestation report which is included herein as the Report of Independent Registered Public Accounting Firm under the section headed Financial Statements and Supplementary Data for the year ended December 31, 2023.
Changes in Internal Control Over Financial Reporting
There were no material changes in the Company’s internal control over financial reporting, identified in connection with management’s evaluation of internal control over financial reporting, that occurred during the quarter and year ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
The following table describes contracts, instructions or written plans for the sale or purchase of our securities adopted by our executive officers and directors during the fourth quarter of 2023, each of which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c), referred to as Rule 10b5-1 trading plans.

Name and Title	Action	Date of Adoption of Rule 10b5-1 Trading Plan	Scheduled Expiration Date of Rule 10b5-1 Trading Plan (1)	Aggregate Number of Securities to be Purchased or Sold
Benjamin Lyon Senior Vice President and Chief Technology Officer	Adoption	12/11/2023	3/15/2024	Sale of 37,257 ordinary shares
(1)In each case, a trading plan may also expire on such earlier dates as all transactions under the trading plan are completed.
During the fourth quarter of 2023, no executive officer or director of the Company adopted, modified or terminated any non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information called for by Item 10, as to the audit committee and the audit committee financial expert, is incorporated by reference to the Company’s Definitive Proxy Statement to be filed with the SEC pursuant to Regulation 14A in connection with the Company’s 2024 Annual General Meeting of Shareholders (the “Proxy Statement”) under the headings “Board Practices” and “Board Committees.” The information called for by Item 10, as to executive officers, is set forth under Executive Officers of the Registrant in the Supplementary Item in Part I of this Annual Report on Form 10-K. The information called for by Item 10, as to directors, is incorporated by reference to the Company’s Proxy Statement under the headings “Election of Directors” and “Board Practices.”
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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information called for by Item 12, as to security ownership of certain beneficial owners, directors and management, and information as of December 31, 2023 about the Company’s ordinary shares that may be issued under all of its equity compensation plans is incorporated by reference to the Company’s Proxy Statement under the headings “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Management.”

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
(1) Financial Statements:
(2) Financial Statement Schedule:
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

		Additions
	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Other Activity	Balance at End of Period
	(in millions)
December 31, 2023:
Allowance for doubtful accounts	$52	$12	$(12)	$—	$52
Tax valuation allowance (a)	$756	$2,264	$(2)	$14	$3,032
December 31, 2022:
Allowance for doubtful accounts	$37	$27	$(12)	$—	$52
Tax valuation allowance (a)	$766	$57	$(83)	$16	$756
December 31, 2021:
Allowance for doubtful accounts	$40	$22	$(24)	$(1)	$37
Tax valuation allowance (a)	$832	$25	$(78)	$(13)	$766
(a)Additions Charged to Costs and Expenses and Deductions are primarily related to taxable losses for which the tax benefit has been reserved.
Motional AD LLC (“Motional”) was deemed a significant equity investee under Rule 3-09 of Regulation S-X for the fiscal year ended December 31, 2023. As such, separate audited financial statements of Motional are required to be filed as an amendment to this Annual Report on Form 10-K, within 90 days of December 31, 2023. Accordingly, Motional’s financial statements as of and for the three years ended December 31, 2023 will be filed via an amendment to this Annual Report on Form 10-K on or before March 30, 2024.
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
3.2
Statement Of Rights of the 5.50% Series A Mandatory Convertible Preferred Shares Of Aptiv PLC, effective June 12, 2020 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of the Company filed with the SEC on June 12, 2020)

4.1
Senior Notes Indenture, dated as of March 10, 2015, among Aptiv PLC, Wilmington Trust, National Association, as Trustee and Deutsche Bank Trust Company Americas, as Registrar, Paying Agent and Authenticating Agent (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of the Company filed with the SEC on March 10, 2015)

4.2
First Supplemental Indenture, dated as of March 10, 2015, among Aptiv PLC, the guarantors named therein, Wilmington Trust, National Association, as Trustee and Deutsche Bank Trust Company Americas, as Registrar, Paying Agent and Authenticating Agent (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K of the Company filed with the SEC on March 10, 2015)

4.3
Second Supplemental Indenture, dated as of November 19, 2015, among Aptiv PLC, the guarantors named therein, Wilmington Trust, National Association, as Trustee and Deutsche Bank Trust Company Americas, as Registrar, Paying Agent and Authenticating Agent (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K of the Company filed with the SEC on November 19, 2015)

4.4
Third Supplemental Indenture, dated as of September 15, 2016, among Aptiv PLC, the guarantors named therein, Wilmington Trust, National Association, as Trustee and Deutsche Bank Trust Company Americas, as Registrar, Paying Agent and Authenticating Agent (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K of the Company filed with the SEC on September 15, 2016)

4.5
Fourth Supplemental Indenture, dated as of September 20, 2016, among Aptiv PLC, the guarantors named therein, Wilmington Trust, National Association, as Trustee and Deutsche Bank Trust Company Americas, as Registrar, Paying Agent and Authenticating Agent (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K of the Company filed with the SEC on September 20, 2016)

4.6
Fifth Supplemental Indenture, dated as of March 14, 2019, among Aptiv PLC, the guarantors named therein, Wilmington Trust, National Association, as Trustee, and Deutsche Bank Trust Company Americas, as Registrar, Paying Agent and Authenticating Agent (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K of the Company filed with the SEC on March 14, 2019)

4.7
Sixth Supplemental Indenture, dated as of November 23, 2021, among Aptiv PLC, the guarantors named therein, Wilmington Trust, National Association, as Trustee, and Deutsche Bank Trust Company Americas, as Registrar, Paying Agent and Authenticating Agent (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K of the Company filed with the SEC on November 23, 2021)

4.8
Seventh Supplemental Indenture, dated as of December 27, 2021, among Aptiv PLC, Aptiv Global Financing Limited, the guarantors named therein, Wilmington Trust, National Association, as Trustee, and Deutsche Bank Trust Company Americas, as Registrar, Paying Agent and Authenticating Agent(12)

4.9	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934*
4.10
Eighth Supplemental Indenture, dated as of February 18, 2022, among Aptiv PLC, Aptiv Corporation, Aptiv Global Financing Limited, Wilmington Trust, National Association, as Trustee, and Deutsche Bank Trust Company Americas, as Registrar, Paying Agent and Authenticating Agent (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K of the Company filed with the SEC on February 18, 2022)

4.11
Ninth Supplemental Indenture, dated as of February 18, 2022, among Aptiv PLC, Aptiv Corporation, Aptiv Global Financing Limited, Wilmington Trust, National Association, as Trustee, and Deutsche Bank Trust Company Americas, as Registrar, Paying Agent and Authenticating Agent (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K of the Company filed with the SEC on February 18, 2022)

10.1
Third Amended and Restated Credit Agreement, dated as of June 24, 2021, among Aptiv PLC, Aptiv Corporation, Aptiv Global Financing Limited and JPMorgan Chase Bank, N.A., as Administrative Agent, and the lenders party thereto (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K of the Company filed with the SEC on June 25, 2021)

10.2
Amendment No. 1, dated as of April 19, 2023, to the Third Amended and Restated Credit Agreement, dated as of June 24, 2021, among Aptiv PLC, Aptiv Corporation, Aptiv Global Financing Limited and JPMorgan Chase Bank, N.A., as Administrative Agent, and the lenders party thereto(10)

10.3	Aptiv PLC Executive Severance Plan, effective February 1, 2017(6)+
10.4	Aptiv PLC Executive Change in Control Severance Plan, effective February 1, 2017(6)+
10.5	Aptiv Corporation Supplemental Executive Retirement Program(1)+
10.6	Aptiv Corporation Salaried Retirement Equalization Savings Program(1)+
10.7	Offer letter for Kevin P. Clark, dated June 10, 2010(1)+
10.8	Offer letter for Joseph R. Massaro, dated September 13, 2013(5)+
10.9	Form of Non-Employee Director RSU Award Agreement pursuant to Aptiv PLC Long Term Incentive Plan, effective 2023(11)+
10.10	Letter Agreement, dated October 29, 2012, between the Company and Kevin P. Clark(2)+

Exhibit Number	Description
10.11	Aptiv PLC Long-Term Incentive Plan, as amended and restated (incorporated by reference to the Company’s Proxy Statement dated March 9, 2015)+
10.12	Form of Officer Performance-Based RSU Award pursuant to the Aptiv PLC Long-Term Incentive Plan, as amended and restated, effective 2016(4)+
10.13	Form of Officer Time-Based RSU Award pursuant to the Aptiv PLC Long-Term Incentive Plan, as amended and restated(3)+
10.14	Form of Allocation Letter for Executives, effective 2019(7)+
10.15	Aptiv PLC Annual Incentive Plan (as Amended and Restated Effective January 1, 2021)(8)+
10.16	Form of Officer Time-Based RSU Award pursuant to the Aptiv PLC Long-Term Incentive Plan, as amended and restated, effective 2022(9)+
10.17	Form of Officer Performance-Based RSU Award pursuant to the Aptiv PLC Long-Term Incentive Plan, as amended and restated, effective 2022(9)+
10.18	Offer letter for Katherine H. Ramundo, dated December 12, 2020(9)+
10.19	Offer letter for William T. Presley, dated December 15, 2022(12)+
10.20	Offer letter for Benjamin Lyon, dated November 21, 2022(10)+
10.21	Offer letter for Sophia M. Velastegui, dated December 16, 2021(10)+
19	Insider Trading Policies and Procedures*
21.1	Subsidiaries of the Registrant*
22	List of Guarantor Subsidiaries*
23.1	Consent of Ernst & Young LLP*
24.1	Power of Attorney (set forth on the signature page to this Annual Report on Form 10-K)*
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer*
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
97	Policy Relating to Recovery of Erroneously Awarded Compensation*
101.INS	Inline XBRL Instance Document# - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document#
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document#
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document#
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document#
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document#
104	Cover Page Interactive Data File# - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
* Filed herewith.
+ Management contract or compensatory plan or arrangement.
(1) Filed with the Registration Statement on Form S-1 (File No. 333-174493) on June 30, 2011 and incorporated herein by reference.
(2) Filed with Form 10-Q for the period ended September 30, 2012 on November 1, 2012 and incorporated herein by reference.
(3) Filed with Form 10-Q for the period ended March 31, 2015 on April 30, 2015 and incorporated herein by reference.
(4) Filed with Form 10-Q for the period ended March 31, 2016 on May 4, 2016 and incorporated herein by reference.
(5) Filed with Form 10-Q for the period ended June 30, 2016 on August 3, 2016 and incorporated herein by reference.
(6) Filed with Form 10-K for the year ended December 31, 2016 on February 6, 2017 and incorporated herein by reference.
(7) Filed with Form 10-Q for the period ended March 31, 2019 on May 2, 2019 and incorporated herein by reference.
(8) Filed with Form 10-Q for the period ended June 30, 2021 on August 5, 2021 and incorporated herein by reference.
(9) Filed with Form 10-Q for the period ended March 31, 2022 on May 5, 2022 and incorporated herein by reference.

(10) Filed with Form 10-Q for the period ended March 31, 2023 on May 4, 2023 and incorporated herein by reference.
(11) Filed with Form 10-Q for the period ended June 30, 2023 on August 3, 2023 and incorporated herein by reference.
(12) Filed with Form 10-K for the year ended December 31, 2022 on February 8, 2023 and incorporated herein by reference.
# Filed electronically with the Report.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APTIV PLC

/s/ Joseph R. Massaro
By: Joseph R. Massaro
Chief Financial Officer and Senior Vice President, Business Operations
Dated: February 6, 2024

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Kevin P. Clark, Joseph R. Massaro and Katherine R. Ramundo, and each or any one of them, his or her lawful attorneys-in-fact and agents, for such person in any and all capacities, to sign any and all amendments to this report and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that either of said attorneys-in-fact and agent, or substitute or substitutes, may do or cause to be done by virtue hereof.
IN WITNESS WHEREOF, each of the undersigned has executed this Power of Attorney as of February 6, 2024.

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