Form 10-K/A
period 2023-12-31
Aptiv PLC
filed 2024-03-28
CIK 1521332

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
Amendment No. 1

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
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement related to the 2024 Annual General Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

Explanatory Note
On February 6, 2024, Aptiv PLC (“Aptiv” or the “Company”) filed with the Securities and Exchange Commission its Annual Report on Form 10-K for the year ended December 31, 2023 (the “Original Form 10-K”).
This Amendment No. 1 to Form 10-K (“Amendment”) of Aptiv is being filed solely to amend Item 15 to include the separate financial statements of Motional AD LLC (“Motional”) as required under Rule 3-09 of Regulation S-X. The financial statements of Motional for the three years ended December 31, 2023 were not available at the time the Company filed the Original Form 10-K. The required financial statements are now provided as Exhibit 99.1 to this Amendment.
This Amendment should be read in conjunction with the Original Form 10-K. Item 15 is the only portion of the Company’s Annual Report on Form 10-K being supplemented or amended by this Form 10-K/A. Other than as described in this explanatory note, this Amendment does not change any other information set forth in the Original Form 10-K or the exhibits thereto. The information contained in this Amendment does not reflect events occurring subsequent to the filing of the Original Form 10-K.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) The following documents are filed as part of this Form 10-K.
(1) Financial Statements:
The following consolidated financial statements are included in Item 8. of the Company’s Annual Report on Form 10-K filed on February 6, 2024:

— Reports of Independent Registered Public Accounting Firm (Ernst & Young LLP, PCAOB ID: 42), Detroit, Michigan
— Consolidated Statements of Operations for the Years Ended December 31, 2023, 2022 and 2021
— Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2023, 2022 and 2021
— Consolidated Balance Sheets as of December 31, 2023 and 2022
— Consolidated Statements of Cash Flows for the Years Ended December 31, 2023, 2022 and 2021
— Consolidated Statements of Redeemable Noncontrolling Interest and Shareholders’ Equity for the Years Ended December 31, 2023, 2022 and 2021
— Notes to Consolidated Financial Statements
(2) Financial Statement Schedule:
The following financial statement schedule for the years ended December 31, 2023, 2022 and 2021 is filed as part of Item 15 of the Company’s Annual Report on Form 10-K filed on February 6, 2024 and should be read in conjunction with the consolidated financial statements.
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
The other schedules have been omitted because they are not applicable, not required or the information to be set forth therein is included in the Consolidated Financial Statements or notes thereto of the Company’s Annual Report on Form 10-K filed on February 6, 2024.

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

4.9	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934(13)
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

10.3	Aptiv PLC Executive Severance Plan, effective February 1, 2017(6)+
10.4	Aptiv PLC Executive Change in Control Severance Plan, effective February 1, 2017(6)+
10.5	Aptiv Corporation Supplemental Executive Retirement Program(1)+
10.6	Aptiv Corporation Salaried Retirement Equalization Savings Program(1)+
10.7	Offer letter for Kevin P. Clark, dated June 10, 2010(1)+
10.8	Offer letter for Joseph R. Massaro, dated September 13, 2013(5)+
10.9	Form of Non-Employee Director RSU Award Agreement pursuant to Aptiv PLC Long Term Incentive Plan, effective 2023(11)+
10.10	Letter Agreement, dated October 29, 2012, between the Company and Kevin P. Clark(2)+

Exhibit Number	Description
10.11	Aptiv PLC Long-Term Incentive Plan, as amended and restated (incorporated by reference to the Company’s Proxy Statement dated March 9, 2015)+
10.12	Form of Officer Performance-Based RSU Award pursuant to the Aptiv PLC Long-Term Incentive Plan, as amended and restated, effective 2016(4)+
10.13	Form of Officer Time-Based RSU Award pursuant to the Aptiv PLC Long-Term Incentive Plan, as amended and restated(3)+
10.14	Form of Allocation Letter for Executives, effective 2019(7)+
10.15	Aptiv PLC Annual Incentive Plan (as Amended and Restated Effective January 1, 2021)(8)+
10.16	Form of Officer Time-Based RSU Award pursuant to the Aptiv PLC Long-Term Incentive Plan, as amended and restated, effective 2022(9)+
10.17	Form of Officer Performance-Based RSU Award pursuant to the Aptiv PLC Long-Term Incentive Plan, as amended and restated, effective 2022(9)+
10.18	Offer letter for Katherine H. Ramundo, dated December 12, 2020(9)+
10.19	Offer letter for William T. Presley, dated December 15, 2022(12)+
10.20	Offer letter for Benjamin Lyon, dated November 21, 2022(10)+
10.21	Offer letter for Sophia M. Velastegui, dated December 16, 2021(10)+
19	Insider Trading Policies and Procedures(13)
21.1	Subsidiaries of the Registrant(13)
22	List of Guarantor Subsidiaries(13)
23.1	Consent of Ernst & Young LLP(13)
23.2	Consent of Ernst & Young LLP, Independent Auditors of Motional AD LLC, dated March 28, 2024*
24.1	Power of Attorney (set forth on the signature page of the Annual Report on Form 10-K)(13)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer(13)
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer(13)
31.3	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer, dated March 28, 2024*
31.4	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer, dated March 28, 2024*
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(13)
32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(13)
32.3	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated March 28, 2024*
32.4	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated March 28, 2024*
97	Policy Relating to Recovery of Erroneously Awarded Compensation(13)
99.1	Audited Consolidated Financial Statements of Motional AD LLC as of December 31, 2023 and 2022 and for each of the three years in the period ended December 31, 2023*
101.INS	Inline XBRL Instance Document(13) - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document(13)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document(13)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document(13)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document(13)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document(13)
104	Cover Page Interactive Data File# - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
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
(13) Filed with Form 10-K for the year ended December 31, 2023 on February 6, 2024 and incorporated herein by reference.
# Filed electronically with the Report.

(c) Separate financial statements of subsidiaries not consolidated and fifty percent or less owned persons.
The audited consolidated financial statements of Motional as of December 31, 2023 and 2022 and for each of the three years in the period ended December 31, 2023 included in Exhibit 99.1 are filed as part of Item 15 to this Amendment.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APTIV PLC

/s/ Joseph R. Massaro
By: Joseph R. Massaro
Vice Chairman, Business Operations and Chief Financial Officer
Dated: March 28, 2024