Form 10-Q
period 2024-03-31
Aptiv PLC
filed 2024-05-02
CIK 1521332

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
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of the registrant’s ordinary shares outstanding, $0.01 par value per share as of April 26, 2024, was 272,062,381.

APTIV PLC

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
APTIV PLC
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended March 31,
	2024	2023

	(in millions, except per share amounts)
Net sales	$4,901	$4,818
Operating expenses:
Cost of sales	4,023	4,058
Selling, general and administrative	366	342
Amortization	54	59
Restructuring (Note 7)	39	11
Total operating expenses	4,482	4,470
Operating income	419	348
Interest expense	(65)	(67)
Other income (expense), net (Note 16)	15	(1)
Income before income taxes and equity loss	369	280
Income tax expense (Note 11)	(76)	(34)
Income before equity loss	293	246
Equity loss, net of tax	(69)	(82)
Net income	224	164
Net income attributable to noncontrolling interest	6	3
Net loss attributable to redeemable noncontrolling interest	—	(1)
Net income attributable to Aptiv	218	162
Mandatory convertible preferred share dividends (Note 12)	—	(16)
Net income attributable to ordinary shareholders	$218	$146

Basic net income per share:
Basic net income per share attributable to ordinary shareholders	$0.79	$0.54
Weighted average number of basic shares outstanding	275.19	271.01

Diluted net income per share (Note 12):
Diluted net income per share attributable to ordinary shareholders	$0.79	$0.54
Weighted average number of diluted shares outstanding	275.31	271.17
See notes to consolidated financial statements.

APTIV PLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended March 31,
	2024	2023

	(in millions)
Net income	$224	$164
Other comprehensive (loss) income:
Currency translation adjustments	(71)	17
Net change in unrecognized gain on derivative instruments, net of tax (Note 14)	15	94
Other comprehensive (loss) income	(56)	111
Comprehensive income	168	275
Comprehensive income attributable to noncontrolling interests	5	3
Comprehensive (loss) income attributable to redeemable noncontrolling interest	(2)	1
Comprehensive income attributable to Aptiv	$165	$271
See notes to consolidated financial statements.

APTIV PLC
CONSOLIDATED BALANCE SHEETS

	March 31, 2024	December 31, 2023
	(Unaudited)

	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$941	$1,640
Accounts receivable, net of allowance for doubtful accounts of $49 million and $52 million, respectively (Note 2)	3,652	3,546
Inventories (Note 3)	2,371	2,365
Other current assets (Note 4)	727	696
Total current assets	7,691	8,247
Long-term assets:
Property, net	3,764	3,785
Operating lease right-of-use assets	530	540
Investments in affiliates (Note 21)	1,363	1,443
Intangible assets, net (Note 2)	2,326	2,399
Goodwill (Note 2)	5,110	5,151
Other long-term assets (Note 4)	2,860	2,862
Total long-term assets	15,953	16,180
Total assets	$23,644	$24,427
LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt (Note 8)	$1,487	$9
Accounts payable	2,893	3,151
Accrued liabilities (Note 5)	1,576	1,648
Total current liabilities	5,956	4,808
Long-term liabilities:
Long-term debt (Note 8)	4,721	6,204
Pension benefit obligations	418	417
Long-term operating lease liabilities	442	453
Other long-term liabilities (Note 5)	688	701
Total long-term liabilities	6,269	7,775
Total liabilities	12,225	12,583
Commitments and contingencies (Note 10)
Redeemable noncontrolling interest (Note 2)	97	99
Shareholders’ equity:
Preferred shares, $0.01 par value per share, 50,000,000 shares authorized, none issued and outstanding	—	—
Ordinary shares, $0.01 par value per share, 1,200,000,000 shares authorized, 272,044,109 and 279,033,365 issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	3	3
Additional paid-in-capital	3,968	4,028
Retained earnings	7,847	8,162
Accumulated other comprehensive loss (Note 13)	(698)	(645)
Total Aptiv shareholders’ equity	11,120	11,548
Noncontrolling interest	202	197
Total shareholders’ equity	11,322	11,745
Total liabilities, redeemable noncontrolling interest and shareholders’ equity	$23,644	$24,427
See notes to consolidated financial statements.

APTIV PLC
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
	2024	2023

	(in millions)
Cash flows from operating activities:
Net income	$224	$164
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	176	157
Amortization	54	59
Amortization of deferred debt issuance costs	2	2
Restructuring expense, net of cash paid	(36)	(24)
Deferred income taxes	32	(7)
Pension and other postretirement benefit expenses	12	11
Loss from equity method investments, net of dividends received	76	82
Loss on sale of assets	1	1
Share-based compensation	27	19
Changes in operating assets and liabilities:
Accounts receivable, net	(106)	(131)
Inventories	(6)	(144)
Other assets	1	(18)
Accounts payable	(179)	(73)
Accrued and other long-term liabilities	(29)	(115)
Other, net	2	16
Pension contributions	(7)	(8)
Net cash provided by (used in) operating activities	244	(9)
Cash flows from investing activities:
Capital expenditures	(265)	(269)
Cost of business acquisitions and other transactions, net of cash acquired	—	(38)
Cost of technology investments	(40)	(1)
Settlement of derivatives	—	(1)
Net cash used in investing activities	(305)	(309)
Cash flows from financing activities:
Net repayments under other short-term debt agreements	(6)	(6)
Net repayments under other long-term debt agreements	—	(2)
Repurchase of ordinary shares	(600)	(68)
Distribution of mandatory convertible preferred share cash dividends	—	(16)
Taxes withheld and paid on employees’ restricted share awards	(20)	(30)
Net cash used in financing activities	(626)	(122)
Effect of exchange rate fluctuations on cash, cash equivalents and restricted cash	(12)	2
Decrease in cash, cash equivalents and restricted cash	(699)	(438)
Cash, cash equivalents and restricted cash at beginning of the period	1,640	1,555
Cash, cash equivalents and restricted cash at end of the period	$941	$1,117

	March 31,
	2024	2023
	(in millions)
Supplemental non-cash investing activities:
Capital expenditures included in accounts payable	$214	$219

Reconciliation of cash, cash equivalents and restricted cash and cash classified as assets held for sale:
Cash, cash equivalents and restricted cash	$941	$1,100
Cash classified as assets held for sale	—	17
Total cash, cash equivalents and restricted cash	$941	$1,117
See notes to consolidated financial statements.

APTIV PLC
CONSOLIDATED STATEMENTS OF REDEEMABLE NONCONTROLLING INTEREST AND SHAREHOLDERS’ EQUITY (Unaudited)

	Three Months Ended March 31,

		Ordinary Shares		Preferred Shares

	Redeemable Noncontrolling Interest	Number of shares	Amount of shares	Number of shares	Amount of shares	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Aptiv Shareholders’ Equity	Noncontrolling Interest	Total Shareholders’ Equity

2024		(in millions)
Balance at January 1, 2024	$99	279	$3	—	$—	$4,028	$8,162	$(645)	$11,548	$197	$11,745
Net income	—	—	—	—	—	—	218	—	218	—	218
Other comprehensive loss	(2)	—	—	—	—	—	—	(53)	(53)	(1)	(54)
Net income attributable to noncontrolling interest	—	—	—	—	—	—	—	—	—	6	6
Taxes withheld on employees’ restricted share award vestings	—	—	—	—	—	(20)	—	—	(20)	—	(20)
Repurchase of ordinary shares	—	(7)	—	—	—	(67)	(533)	—	(600)	—	(600)
Share-based compensation	—	—	—	—	—	27	—	—	27	—	27
Balance at March 31, 2024	$97	272	$3	—	$—	$3,968	$7,847	$(698)	$11,120	$202	$11,322

2023
Balance at January 1, 2023	$96	271	$3	12	$—	$3,989	$5,608	$(791)	$8,809	$189	$8,998
Net income	—	—	—	—	—	—	162	—	162	—	162
Other comprehensive income	2	—	—	—	—	—	—	109	109	—	109
Net (loss) income attributable to noncontrolling interest	(1)	—	—	—	—	—	—	—	—	3	3
Mandatory convertible preferred share cumulative dividends	—	—	—	—	—	—	(16)	—	(16)	—	(16)
Taxes withheld on employees’ restricted share award vestings	—	—	—	—	—	(30)	—	—	(30)	—	(30)
Repurchase of ordinary shares	—	—	—	—	—	(6)	(64)	—	(70)	—	(70)
Share-based compensation	—	—	—	—	—	19	—	—	19	—	19
Balance at March 31, 2023	$97	271	$3	12	$—	$3,972	$5,690	$(682)	$8,983	$192	$9,175
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
The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and all adjustments, consisting of only normal recurring items, which are necessary for a fair presentation, have been included. The consolidated financial statements and notes thereto included in this report should be read in conjunction with Aptiv’s 2023 Annual Report on Form 10-K.
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
During the three months ended March 31, 2024, Aptiv received a dividend of $7 million from its equity method investments. The dividends were recognized as a reduction to the investment and represented a return on investment included in cash flows from operating activities.
Aptiv’s investments in publicly traded equity securities totaled $13 million and $14 million as of March 31, 2024 and December 31, 2023, respectively, and are classified within other long-term assets in the consolidated balance sheets. Aptiv’s non-publicly traded investments totaled $91 million and $51 million as of March 31, 2024 and December 31, 2023, respectively, and are classified within other long-term assets in the consolidated balance sheets. Refer to Note 21. Investments in Affiliates for further information regarding Aptiv’s investments.
In 2022, the Company acquired 85% of the equity interests of Intercable Automotive Solutions S.r.l. (“Intercable Automotive”). Concurrent with the acquisition, the Company entered into an agreement with the noncontrolling interest holders that provides the Company with the right to purchase, and the noncontrolling interest holders with the right to sell, the remaining 15% of Intercable Automotive for cash at a contractually defined value beginning in 2026. As a result of this redemption feature, the Company recorded the redeemable noncontrolling interest at its acquisition-date fair value to temporary equity in the consolidated balance sheet. The redeemable noncontrolling interest is adjusted each reporting period for the income (loss) attributable to the noncontrolling interest, and for any measurement period adjustments necessary to record the redeemable noncontrolling interest at the higher of its redemption value, assuming it was redeemable at the reporting date, or its carrying value. Any measurement period adjustments are recorded to retained earnings, with a corresponding increase or reduction to net income attributable to Aptiv. Redeemable noncontrolling interest was $97 million and $99 million as of March 31, 2024 and December 31, 2023, respectively.

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
Net income per share—Basic net income per share is computed by dividing net income attributable to ordinary shareholders by the weighted average number of ordinary shares outstanding during the period. Diluted net income per share reflects the weighted average dilutive impact of all potentially dilutive securities from the date of issuance and is computed using the treasury stock and if-converted methods. Prior to the conversion of the 5.50% Mandatory Convertible Preferred Shares, Series A, $0.01 par value per share (the “MCPS”) into ordinary shares in June 2023, the if-converted method was used to determine if the impact of the conversion of the MCPS into ordinary shares was more dilutive than the MCPS dividends to net income per share. If so, the MCPS were assumed to have been converted at the later of the beginning of the period or the time of issuance, and the resulting ordinary shares were included in the denominator and the MCPS dividends were added back to the numerator. Unless otherwise noted, share and per share amounts included in these notes are on a diluted basis. Refer to Note 12. Shareholders’ Equity and Net Income Per Share for additional information including the calculation of basic and diluted net income per share.
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
Aptiv primarily utilizes historical loss and recovery data, combined with information on current economic conditions and reasonable and supportable forecasts to develop the estimate of the allowance for doubtful accounts in accordance with ASC Topic 326, Financial Instruments – Credit Losses (“ASC 326”). As of March 31, 2024 and December 31, 2023, the Company reported $3,652 million and $3,546 million, respectively, of accounts receivable, net of the allowances, which includes the allowance for doubtful accounts of $49 million and $52 million, respectively. Changes in the allowance for doubtful accounts were not material for the three months ended March 31, 2024.
Inventories—As of March 31, 2024 and December 31, 2023, inventories are stated at the lower of cost, determined on a first-in, first-out basis, or net realizable value, including direct material costs and direct and indirect manufacturing costs. Refer to Note 3. Inventories for additional information. Obsolete inventory is identified based on analysis of inventory for known obsolescence issues, and, generally, the net realizable value of inventory on hand in excess of one year’s supply is fully-reserved.
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
Intangible assets—Intangible assets were $2,326 million and $2,399 million as of March 31, 2024 and December 31, 2023, respectively. The Company amortizes definite-lived intangible assets over their estimated useful lives. The Company has definite-lived intangible assets related to patents and developed technology, customer relationships and trade names. Indefinite-lived in-process research and development intangible assets are not amortized, but are tested for impairment annually, or more frequently when indicators of potential impairment exist, until the completion or abandonment of the associated research and development efforts. Upon completion of the projects, the assets will be amortized over the expected economic life of the asset, which will be determined on that date. Should the project be determined to be abandoned, and if the asset developed has no alternative use, the full value of the asset will be charged to expense. The Company also has intangible assets related to acquired trade names that are classified as indefinite-lived when there are no foreseeable limits on the periods of time over which they are expected to contribute cash flows. These indefinite-lived trade name assets are tested for impairment annually, or more frequently when indicators of potential impairment exist. Costs to renew or extend the term of acquired intangible assets are recognized as expense as incurred. Amortization expense was $54 million and $59 million for the three months ended March 31, 2024 and 2023, respectively, which includes the impact of any intangible asset impairment charges recorded during the period.
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
The impairment test involves first qualitatively assessing goodwill for impairment. If the qualitative assessment is not met the Company then performs a quantitative assessment by comparing the estimated fair value of each reporting unit to its carrying value, including goodwill. Fair value reflects the price a market participant would be willing to pay in a potential sale of the reporting unit. If the estimated fair value exceeds carrying value, then we conclude that no goodwill impairment has occurred. If the carrying value of the reporting unit exceeds its estimated fair value, the Company recognizes an impairment loss in an amount equal to the excess, not to exceed the amount of goodwill allocated to the reporting unit. The Company qualitatively concluded there were no goodwill impairments during the three months ended March 31, 2024 and 2023. Goodwill was $5,110 million and $5,151 million as of March 31, 2024 and December 31, 2023, respectively.
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
Customer concentrations—We sell our products and services to the major global OEMs in every region of the world. Our ten largest customers accounted for approximately 55% of our total net sales for the three months ended March 31, 2024, none of which individually exceeded 10%, and approximately 54% for the three months ended March 31, 2023, none of which individually exceeded 10%. During each period presented, our Signal and Power Solutions segment recognized net sales to all of our ten largest customers and our Advanced Safety and User Experience segment recognized net sales to nine of our ten largest customers.
Recently issued accounting pronouncements not yet adopted—In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments in this update require public entities to disclose specific categories in the effective tax rate reconciliation, as well as additional information for reconciling items that exceed a quantitative threshold. The amendments also require all entities to disclose income taxes paid disaggregated by federal, state and foreign taxes, and further disaggregated for specific jurisdictions that exceed 5% of total income taxes paid, among other expanded disclosures. The new guidance will be applied prospectively and is effective for fiscal years beginning after December 15, 2024, with the option to apply retrospectively. Early adoption is permitted. The adoption of this guidance is expected to result in incremental disclosures in the Company’s financial statements.
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this update require public entities to disclose, on an annual and interim basis, significant segment expenses that are regularly provided to the chief operating decision maker (the “CODM”) and which are included within each reported measure of segment profit or loss as well as disclosure of other segment items and a description of their composition. The amendments also require public entities to disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. The new guidance will be applied retrospectively and is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. The adoption of this guidance is expected to result in incremental disclosures in the Company’s financial statements.

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

3. INVENTORIES
Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or net realizable value, including direct material costs and direct and indirect manufacturing costs. A summary of inventories is shown below:

	March 31, 2024	December 31, 2023

	(in millions)
Productive material	$1,483	$1,507
Work-in-process	163	178
Finished goods	725	680
Total	$2,371	$2,365

4. ASSETS
Other current assets consisted of the following:

	March 31, 2024	December 31, 2023

	(in millions)
Value added tax receivable	$168	$160
Prepaid insurance and other expenses	101	91
Reimbursable engineering costs	138	122
Notes receivable	6	9
Income and other taxes receivable	94	100
Deposits to vendors	5	6
Derivative financial instruments (Note 14)	140	138
Capitalized upfront fees (Note 20)	10	12
Contract assets (Note 20)	62	55
Other	3	3
Total	$727	$696

Other long-term assets consisted of the following:

	March 31, 2024	December 31, 2023

	(in millions)
Deferred income taxes, net	$2,311	$2,351
Unamortized Revolving Credit Facility debt issuance costs	5	6
Income and other taxes receivable	45	33
Reimbursable engineering costs	146	163
Value added tax receivable	2	2
Technology investments (Note 21)	104	65
Derivative financial instruments (Note 14)	28	23
Capitalized upfront fees (Note 20)	48	49
Contract assets (Note 20)	66	67
Other	105	103
Total	$2,860	$2,862

5. LIABILITIES
Accrued liabilities consisted of the following:

	March 31, 2024	December 31, 2023

	(in millions)
Payroll-related obligations	$387	$371
Employee benefits, including current pension obligations	77	131
Income and other taxes payable	156	175
Warranty obligations (Note 6)	53	52
Restructuring (Note 7)	107	142
Customer deposits	107	91
Derivative financial instruments (Note 14)	—	6
Accrued interest	51	51
Contract liabilities (Note 20)	82	93
Operating lease liabilities	120	121
Other	436	415
Total	$1,576	$1,648

Other long-term liabilities consisted of the following:

	March 31, 2024	December 31, 2023

	(in millions)
Environmental	$3	$3
Extended disability benefits	4	4
Warranty obligations (Note 6)	8	9
Restructuring (Note 7)	23	25
Payroll-related obligations	12	12
Accrued income taxes	169	169
Deferred income taxes, net	383	394
Contract liabilities (Note 20)	17	16
Derivative financial instruments (Note 14)	—	1
Other	69	68
Total	$688	$701

6. WARRANTY OBLIGATIONS
Expected warranty costs for products sold are recognized principally at the time of sale of the product based on an estimate of the amount that eventually will be required to settle such obligations. These accruals are based on factors such as past experience, production changes, industry developments and various other considerations. The estimated costs related to product recalls based on a formal campaign soliciting return of that product are accrued at the time an obligation becomes probable and can be reasonably estimated. These estimates are adjusted from time to time based on facts and circumstances that impact the status of existing claims. Aptiv has recognized a reasonable estimate for its total aggregate warranty reserves, including product recall costs, across all of its operating segments as of March 31, 2024. The Company estimates the reasonably possible amount to ultimately resolve all matters in excess of the recorded reserves as of March 31, 2024 to be zero to $25 million.
The table below summarizes the activity in the product warranty liability for the three months ended March 31, 2024:

Warranty Obligations

(in millions)
Accrual balance at beginning of period	$61
Provision for estimated warranties incurred during the period	7
Changes in estimate for pre-existing warranties	7
Settlements	(14)
Accrual balance at end of period	$61

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
As part of the Company’s continued efforts to optimize its cost structure, it has undertaken several restructuring programs which include workforce reductions as well as plant closures. These programs are primarily focused on reducing global overhead costs and on the continued rotation of our manufacturing footprint to best cost locations in Europe. During the three months ended March 31, 2024, the Company recorded employee-related and other restructuring charges related to these programs totaling approximately $39 million, of which $24 million was recognized for a program initiated in the fourth quarter of 2023 focused on global salaried headcount reduction, primarily in the European region. We expect to recognize additional charges of approximately $50 million related to this program through the remainder of 2024, with cash payments expected to be largely completed within the next twelve months.

There have been no changes in previously initiated programs that have resulted (or are expected to result) in a material change to our restructuring costs. The Company expects to incur additional restructuring costs of approximately $60 million (of which approximately $40 million relates to the Signal and Power Solutions segment and approximately $20 million relates to the Advanced Safety and User Experience segment) for programs approved as of March 31, 2024, which includes the amounts related to the global salaried headcount reduction program described above and which are expected to be incurred within the next twelve months.
During the three months ended March 31, 2023, Aptiv recorded employee-related and other restructuring charges totaling approximately $11 million.
Restructuring charges for employee separation and termination benefits are paid either over the severance period or in a lump sum in accordance with either statutory requirements or individual agreements. Aptiv incurred cash expenditures related to its restructuring programs of approximately $75 million and $35 million in the three months ended March 31, 2024 and 2023, respectively.
The following table summarizes the restructuring charges recorded for the three months ended March 31, 2024 and 2023 by operating segment:

	Three Months Ended March 31,
	2024	2023

	(in millions)
Signal and Power Solutions	$22	$7
Advanced Safety and User Experience	17	4
Total	$39	$11
The table below summarizes the activity in the restructuring liability for the three months ended March 31, 2024:

	Employee Termination Benefits Liability	Other Exit Costs Liability	Total

	(in millions)
Accrual balance at January 1, 2024	$167	$—	$167
Provision for estimated expenses incurred during the period	39	—	39
Payments made during the period	(75)	—	(75)
Foreign currency and other	(1)	—	(1)
Accrual balance at March 31, 2024	$130	$—	$130

8. DEBT
The following is a summary of debt outstanding, net of unamortized issuance costs and discounts, as of March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023

	(in millions)
2.396%, senior notes, due 2025 (net of $1 and $2 unamortized issuance costs, respectively)	$699	$698
1.50%, Euro-denominated senior notes, due 2025 (net of $1 and $1 unamortized issuance costs, respectively)	757	772
1.60%, Euro-denominated senior notes, due 2028 (net of $2 and $2 unamortized issuance costs, respectively)	540	550
4.35%, senior notes, due 2029 (net of $2 and $2 unamortized issuance costs, respectively)	298	298
3.25%, senior notes, due 2032 (net of $6 and $6 unamortized issuance costs and $2 and $2 discount, respectively)	792	792
4.40%, senior notes, due 2046 (net of $3 and $3 unamortized issuance costs and $1 and $1 discount, respectively)	296	296
5.40%, senior notes, due 2049 (net of $4 and $4 unamortized issuance costs and $1 and $1 discount, respectively)	345	345
3.10%, senior notes, due 2051 (net of $16 and $16 unamortized issuance costs and $30 and $30 discount, respectively)	1,454	1,454
4.15%, senior notes, due 2052 (net of $11 and $11 unamortized issuance costs and $2 and $2 discount, respectively)	987	987
Finance leases and other	40	21
Total debt	6,208	6,213
Less: current portion	(1,487)	(9)
Long-term debt	$4,721	$6,204
Credit Agreement
Aptiv PLC and its wholly-owned subsidiary Aptiv Corporation entered into a credit agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent (the “Administrative Agent”), under which it maintains a senior unsecured credit facility currently consisting of a revolving credit facility of $2 billion (the “Revolving Credit Facility”). The Revolving Credit Facility matures on June 24, 2026. As of September 30, 2023, the Company also maintained a senior unsecured credit facility in the form of a term loan (the “Tranche A Term Loan”). On October 27, 2023, the Company fully repaid the outstanding principal balance of $301 million on the Tranche A Term Loan, utilizing cash on hand. Aptiv Global Financing Limited (“AGFL”), a wholly-owned subsidiary of Aptiv PLC, previously executed a joinder agreement to the Credit Agreement, which allows it to act as a borrower under the Credit Agreement, and a guaranty supplement, under which AGFL guarantees the obligations under the Credit Agreement, subject to certain exceptions.
The Credit Agreement was entered into in March 2011 and has been subsequently amended and restated on several occasions, most recently on June 24, 2021, and was further amended on April 19, 2023. The June 2021 amendment, among other things, (1) refinanced and replaced the term loan A and revolver with a new term loan A that matured in 2026, and a new five-year revolving credit facility with aggregate commitments of $2 billion, (2) utilized the Company’s existing sustainability-linked metrics and commitments, that, if achieved, would change the facility fee and interest rate margins as described below, and (3) established the leverage ratio maintenance covenant that requires the Company to maintain total net leverage (as calculated in accordance with the Credit Agreement) of less than 3.5 to 1.0 (or 4.0 to 1.0 for four full fiscal quarters following completion of material acquisitions, as defined in the Credit Agreement) and allowed for dividends and other payments on equity. Effective from the date of the April 2023 amendment, all interest rate benchmarks within the Credit Agreement that were previously based on the London Interbank Offered Rate (“LIBOR”) were transitioned to a rate based on the Secured Overnight Financing Rate (“SOFR”). The Credit Agreement also contains an accordion feature that permits Aptiv to increase, from time to time, the aggregate borrowing capacity under the Credit Agreement by up to an additional $1 billion upon Aptiv’s request, the agreement of the lenders participating in the increase, and the approval of the Administrative Agent. Borrowings under the Credit Agreement are prepayable at Aptiv’s option without premium or penalty.
As of March 31, 2024, Aptiv had no amounts outstanding under the Revolving Credit Facility and less than $1 million in letters of credit were issued under the Credit Agreement. Letters of credit issued under the Credit Agreement reduce availability under the Revolving Credit Facility.

Loans under the Credit Agreement bear interest, at Aptiv’s option, at either (a) the Administrative Agent’s Alternate Base Rate (“ABR” as defined in the Credit Agreement) or (b) SOFR plus in either case a percentage per annum as set forth in the table below (the “Applicable Rate”). The rates under the Credit Agreement on the specified dates are set forth below:

	March 31, 2024		December 31, 2023
	SOFR plus	ABR plus	SOFR plus	ABR plus
Revolving Credit Facility	1.06%	0.06%	1.06%	0.06%
The Applicable Rate under the Credit Agreement, as well as the facility fee, may increase or decrease from time to time based on changes in the Company’s credit ratings and whether the Company achieves or fails to achieve certain sustainability-linked targets with respect to greenhouse gas emissions and workplace safety. Such adjustments may be up to 0.04% per annum on interest rate margins on the Revolving Credit Facility, 0.02% per annum on interest rate margins on the Tranche A Term Loan (prior to its repayment, as described above) and 0.01% per annum on the facility fee. Accordingly, the interest rate is subject to fluctuation during the term of the Credit Agreement based on changes in the ABR, SOFR, changes in the Company’s corporate credit ratings or whether the Company achieves or fails to achieve its sustainability-linked targets. The Credit Agreement also requires that Aptiv pay certain facility fees on the Revolving Credit Facility, which are also subject to adjustment based on the sustainability-linked targets as described above, and certain letter of credit issuance and fronting fees. The Company achieved the sustainability-linked targets for the 2022 calendar year, and the interest rate margins and facility fees were reduced from the Applicable Rates, by the amounts specified above, effective in the third quarter of 2023.
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
The Credit Agreement also contains events of default customary for financings of this type. The Company was in compliance with the Credit Agreement covenants as of March 31, 2024.
As of March 31, 2024, all obligations under the Credit Agreement were borrowed by Aptiv Corporation and jointly and severally guaranteed by AGFL and Aptiv PLC, subject to certain exceptions set forth in the Credit Agreement.
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
Although the specific terms of each indenture governing each series of senior notes vary, the indentures contain certain restrictive covenants, including with respect to Aptiv’s (and Aptiv’s subsidiaries’) ability to incur liens, enter into sale and leaseback transactions and merge with or into other entities. In February 2022, Aptiv Corporation and AGFL were added as guarantors on each series of outstanding senior notes previously issued by Aptiv PLC. The guarantees rank equally in right of payment with all of the guarantors’ existing and future senior indebtedness, are effectively subordinated to any of their existing and future secured indebtedness to the extent of the value of the collateral securing such indebtedness and are structurally subordinated to the indebtedness of each of their existing and future subsidiaries that is not a guarantor. As of March 31, 2024, the Company was in compliance with the provisions of all series of the outstanding senior notes.
Other Financing
Receivable factoring—Aptiv maintains a €450 million European accounts receivable factoring facility that is available on a committed basis and allows for factoring of receivables denominated in both Euros and U.S. dollars (“USD”). This facility is accounted for as short-term debt and borrowings are subject to the availability of eligible accounts receivable. Collateral is not required related to these trade accounts receivable. This facility became effective on January 1, 2021 and had an initial term of three years, and was renewed for an additional three year term, effective November 2023, subject to Aptiv’s right to terminate at any time with three months’ notice. After expiration of the new three-year term, either party can terminate with three months’ notice. Borrowings denominated in Euros under the facility bear interest at the three-month Euro Interbank Offered Rate (“EURIBOR”) plus 0.50% and USD borrowings bear interest at two-month SOFR plus 0.50%, with borrowings under either denomination carrying a minimum interest rate of 0.20%. As of March 31, 2024 and December 31, 2023, Aptiv had no amounts outstanding under the European accounts receivable factoring facility.
Finance leases and other—As of March 31, 2024 and December 31, 2023, approximately $40 million and $21 million, respectively, of other debt primarily issued by certain non-U.S. subsidiaries and finance lease obligations were outstanding.

Interest—Cash paid for interest related to debt outstanding totaled $62 million and $65 million for the three months ended March 31, 2024 and 2023, respectively.
Letter of credit facilities—In addition to the letters of credit issued under the Credit Agreement, Aptiv had approximately $4 million outstanding through other letter of credit facilities as of March 31, 2024 and December 31, 2023, primarily to support arrangements and other obligations at certain of its subsidiaries.

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
The amounts shown below reflect the defined benefit pension expense for the three months ended March 31, 2024 and 2023:

	Non-U.S. Plans		U.S. Plans

	Three Months Ended March 31,
	2024	2023	2024	2023

	(in millions)
Service cost	$6	$4	$—	$—
Interest cost	11	10	—	—
Expected return on plan assets	(5)	(4)	—	—
Amortization of actuarial losses	—	1	—	—
Net periodic benefit cost	$12	$11	$—	$—
Other postretirement benefit obligations were approximately $1 million at March 31, 2024 and December 31, 2023.

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
Matters Related to Global Supply Chain Disruptions
Due to various factors that are beyond our control, there have been global supply chain disruptions at times during recent years, including a worldwide semiconductor supply shortage. The semiconductor supply shortage impacted production in automotive and other industries. We, along with most automotive component manufacturers that use semiconductors, have suffered interruptions in our production and were unable to fully meet the vehicle production demands of original equipment manufacturers (“OEMs”) at times over the last several years because of events which are outside our control, including but not limited to, the COVID-19 pandemic, the global semiconductor shortage, fires in our suppliers’ facilities, unprecedented weather events and other extraordinary events. Although we work closely with suppliers and customers to minimize any supply disruptions, some of our customers have indicated that they expect us to bear at least some responsibility for their lost production and other costs. While no assurances can be made as to the ultimate outcome of these customer expectations or any other future claims, we do not currently believe a loss is probable, and accordingly, no reserve has been made as of March 31,

2024. We will continue to actively monitor our global supply chain and will seek to aggressively mitigate and minimize the impact of any future disruptions on our business.
Environmental Matters
Aptiv is subject to the requirements of U.S. federal, state, local and non-U.S. environmental, health and safety laws and regulations. As of March 31, 2024 and December 31, 2023, the undiscounted reserve for environmental investigation and remediation recorded in other liabilities was approximately $4 million and $4 million, respectively. Aptiv cannot ensure that environmental requirements will not change or become more stringent over time or that its eventual environmental remediation costs and liabilities will not exceed the amount of its current reserves. In the event that such liabilities were to significantly exceed the amounts recorded, Aptiv’s results of operations could be materially affected. At March 31, 2024, the difference between the recorded liabilities and the reasonably possible range of potential loss was not material.

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
The computation of the annual expected effective income tax rate at each interim period requires certain estimates and assumptions including, but not limited to, the expected pre-tax income (or loss) for the year, projections of the proportion of income (and/or loss) earned and taxed in respective jurisdictions, permanent and temporary differences, and the likelihood of the realizability of deferred tax assets generated in the current year. Global economic conditions and geopolitical factors are difficult to predict and may cause fluctuations in our expected results of operations for the year, which could create volatility in our annual expected effective income tax rate. Jurisdictions with a projected loss for the year or a year-to-date loss for which no tax benefit or expense can be recognized due to a valuation allowance are excluded from the estimated annual effective tax rate. The impact of such an exclusion could result in a higher or lower effective tax rate during a particular quarter, based upon the composition and timing of actual earnings compared to annual projections. The estimates used to compute the provision or benefit for income taxes may change as new events occur, additional information is obtained or as our tax environment changes. To the extent that the expected annual effective income tax rate changes, the effect of the change on prior interim periods is included in the income tax provision in the period in which the change in estimate occurs.
The Company’s income tax expense and effective tax rates for the three months ended March 31, 2024 and 2023 were as follows:

	Three Months Ended March 31,
	2024	2023

	(dollars in millions)
Income tax expense	$76	$34
Effective tax rate	21%	12%
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
The Company’s effective tax rate for the three months ended March 31, 2024 includes net discrete tax expense of approximately $7 million, primarily related to changes in the tax benefits of vested share-based compensation and changes in accruals for unremitted earnings. The Company’s effective tax rate for the three months ended March 31, 2023 includes net discrete tax benefits of approximately $3 million, primarily related to changes in reserves.
Aptiv PLC is an Irish resident taxpayer and not a domestic corporation for U.S. federal income tax purposes. As such, it is not subject to U.S. tax on remitted foreign earnings and, as a result of its capital structure, is also generally not subject to Irish tax on the repatriation of foreign earnings.
Cash paid or withheld for income taxes was $67 million and $52 million for the three months ended March 31, 2024 and 2023, respectively.

On December 15, 2022, the European Union (the “E.U.”) Member States formally adopted the Pillar Two Framework (the “Framework”), which generally provides for a minimum effective tax rate of 15%, as established by the Organisation for Economic Co-operation and Development (the “OECD”). Many countries have enacted legislation consistent with the Framework effective at the beginning of 2024. The OECD continues to release additional guidance on these rules. The Company has proactively responded to these tax policy changes, as described below, and will continue to closely monitor developments. Our effective tax rate for the three months ended March 31, 2024 includes an unfavorable impact from the enacted Framework.
Intellectual Property Transfer
In response to the Framework, the Company initiated changes to its corporate entity structure, including intercompany transfers of certain intellectual property to one of its subsidiaries in Switzerland, during the second half of 2023. Furthermore, during the third quarter of 2023, the Company’s Swiss subsidiary was granted a ten year tax incentive, beginning in 2024. The measurement of certain deferred tax assets and associated income tax benefits resulting from these transactions was impacted by tax legislation in Switzerland enacted in the fourth quarter of 2023, which increased the statutory income tax rate, resulting in additional deferred tax benefit impacts, net of valuation allowances. During the second half of 2023, the total income tax benefit recorded as a result of the intercompany transfers of intellectual property, all as described above, combined with other related additional tax expense as a result of the transactions, was approximately $2,080 million.

12. SHAREHOLDERS’ EQUITY AND NET INCOME PER SHARE
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
Net Income Per Share
Basic net income per share is computed by dividing net income attributable to ordinary shareholders by the weighted average number of ordinary shares outstanding during the period. Diluted net income per share reflects the weighted average dilutive impact of all potentially dilutive securities from the date of issuance and is computed using the treasury stock and if-converted methods. Prior to the conversion of the MCPS into ordinary shares in June 2023, the if-converted method was used to determine if the impact of the conversion of the MCPS into ordinary shares was more dilutive than the MCPS dividends to net income per share. If so, the MCPS were assumed to have been converted at the later of the beginning of the period or the time of issuance, and the resulting ordinary shares were included in the denominator and the MCPS dividends were added back to the numerator. Unless otherwise noted, share and per share amounts included in these notes are on a diluted basis. For the three months ended March 31, 2023, the impact of the MCPS calculated under the if-converted method was anti-dilutive, and as such 12.37 million ordinary shares underlying the MCPS were excluded from the diluted net income per share calculation. For all periods presented, the calculation of net income per share also contemplates the dilutive impacts, if any, of the Company’s share-based compensation plans. Refer to Note 18. Share-Based Compensation for additional information.

Weighted Average Shares
The following table illustrates net income per share attributable to ordinary shareholders and the weighted average shares outstanding used in calculating basic and diluted income per share:

	Three Months Ended March 31,
	2024	2023

	(in millions, except per share data)
Numerator:
Net income attributable to ordinary shareholders	$218	$146
Denominator:
Weighted average ordinary shares outstanding, basic	275.19	271.01
Dilutive shares related to restricted stock units	0.12	0.16
Weighted average ordinary shares outstanding, including dilutive shares	275.31	271.17

Net income per share attributable to ordinary shareholders:
Basic	$0.79	$0.54
Diluted	$0.79	$0.54
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
A summary of the ordinary shares repurchased during the three months ended March 31, 2024 and 2023 is as follows:

	Three Months Ended March 31,
	2024	2023
Total number of shares repurchased	7,347,410	603,741
Average price paid per share	$81.66	$115.45
Total (in millions)	$600	$70
As of March 31, 2024, approximately $1,015 million of share repurchases remained available under the January 2019 share repurchase program. All previously repurchased shares were retired, and are reflected as a reduction of ordinary share capital for the par value of the shares, with the excess applied as reductions to additional paid-in-capital and retained earnings.
Preferred Dividends
During the three months ended March 31, 2023, the Board of Directors declared and paid a quarterly cash dividend of approximately $1.375 per MCPS for a total of $16 million.

13. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The changes in accumulated other comprehensive income (loss) attributable to Aptiv (net of tax) for the three months ended March 31, 2024 and 2023 are shown below:

	Three Months Ended March 31,
	2024	2023

	(in millions)
Foreign currency translation adjustments:
Balance at beginning of period	$(761)	$(790)
Aggregate adjustment for the period (1)	(68)	15
Balance at end of period	(829)	(775)

Gains (losses) on derivatives:
Balance at beginning of period	140	7
Other comprehensive income before reclassifications (net tax effect of $0 and $(7))	59	103
Reclassification to income (nil net tax effect for all periods presented)	(44)	(9)
Balance at end of period	155	101

Pension and postretirement plans:
Balance at beginning of period	(24)	(8)
Other comprehensive loss before reclassifications (nil net tax effect for all periods presented)	—	(1)
Reclassification to income (nil net tax effect for all periods presented)	—	1
Balance at end of period	(24)	(8)

Accumulated other comprehensive loss, end of period	$(698)	$(682)
(1)Includes gains of $24 million and losses of $17 million for the three months ended March 31, 2024 and 2023, respectively, related to non-derivative net investment hedges. Refer to Note 14. Derivatives and Hedging Activities for further description of these hedges.

Reclassifications from accumulated other comprehensive income (loss) to income for the three months ended March 31, 2024 and 2023 were as follows:

Reclassification Out of Accumulated Other Comprehensive Income (Loss)
Details About Accumulated Other Comprehensive Income Components	Three Months Ended March 31,		Affected Line Item in the Statements of Operations
	2024	2023

	(in millions)
Gains (losses) on derivatives:
Commodity derivatives	$(4)	$(3)	Cost of sales
Foreign currency derivatives	48	12	Cost of sales
	44	9	Income before income taxes
	—	—	Income tax expense
	44	9	Net income
	—	—	Net income attributable to noncontrolling interest
	$44	$9	Net income attributable to Aptiv

Pension and postretirement plans:
Actuarial losses	$—	$(1)	Other income (expense), net (1)
	—	(1)	Income before income taxes
	—	—	Income tax expense
	—	(1)	Net income
	—	—	Net income attributable to noncontrolling interest
	$—	$(1)	Net income attributable to Aptiv

Total reclassifications for the period	$44	$8
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

As of March 31, 2024, the Company had the following outstanding notional amounts related to commodity and foreign currency forward and option contracts designated as cash flow hedges that were entered into to hedge forecasted exposures:

Commodity	Quantity Hedged	Unit of Measure	Notional Amount (Approximate USD Equivalent)

	(in thousands)		(in millions)
Copper	115,961	pounds	$455

Foreign Currency	Quantity Hedged	Unit of Measure	Notional Amount (Approximate USD Equivalent)

	(in millions)
Mexican Peso	24,704	MXN	$1,485
Chinese Yuan Renminbi	2,967	RMB	$410
Euro	27	EUR	$30
Polish Zloty	917	PLN	$230
Hungarian Forint	26,814	HUF	$75
As of March 31, 2024, Aptiv has entered into derivative instruments to hedge cash flows extending out to June 2026.
Gains and losses on derivatives qualifying as cash flow hedges are recorded in accumulated OCI, to the extent that hedges are effective, until the underlying transactions are recognized in earnings. Unrealized amounts in accumulated OCI will fluctuate based on changes in the fair value of hedge derivative contracts at each reporting period. Net gains on cash flow hedges included in accumulated OCI as of March 31, 2024 were $177 million (approximately $180 million, net of tax). Of this total, approximately $144 million of gains are expected to be included in cost of sales within the next 12 months and approximately $33 million of gains are expected to be included in cost of sales in subsequent periods. Cash flow hedges are discontinued when Aptiv determines it is no longer probable that the originally forecasted transactions will occur. Cash flows from derivatives used to manage commodity and foreign exchange risks designated as cash flow hedges are classified as operating activities within the consolidated statements of cash flows.
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
The Company has entered into a series of forward contracts, each of which have been designated as net investment hedges of the foreign currency exposure of the Company’s investments in certain Chinese Yuan Renminbi (“RMB”)-denominated subsidiaries. During the three months ended March 31, 2024 and 2023, the Company received less than $1 million and paid $1 million, respectively, at settlement related to these series of forward contracts which matured during the period. In March 2024, the Company entered into forward contracts with a total notional amount of 700 million RMB (approximately $100 million, using foreign currency rates on the trade date), which mature in September 2024. Refer to the tables below for details of the fair value recorded in the consolidated balance sheets and the effects recorded in the consolidated statements of operations and consolidated statements of comprehensive income related to these derivative instruments.
The Company has designated the €700 million 2015 Euro-denominated Senior Notes and the €500 million 2016 Euro-denominated Senior Notes, as more fully described in Note 8. Debt, as net investment hedges of the foreign currency exposure of its investments in certain Euro-denominated subsidiaries. Due to changes in the value of the Euro-denominated debt instruments designated as net investment hedges, during the three months ended March 31, 2024 and 2023, $24 million of gains and $17 million of losses, respectively, were recognized within the cumulative translation adjustment component of OCI. Included in accumulated OCI related to these net investment hedges were cumulative gains of $22 million and losses of $2 million as of March 31, 2024 and December 31, 2023, respectively.

Derivatives Not Designated as Hedges
In certain occasions the Company enters into certain foreign currency and commodity contracts that are not designated as hedges. When hedge accounting is not applied to derivative contracts, gains and losses are recorded to other income (expense), net and cost of sales in the consolidated statements of operations.
Fair Value of Derivative Instruments in the Balance Sheet
The fair value of derivative financial instruments recorded in the consolidated balance sheets as of March 31, 2024 and December 31, 2023 are as follows:

	Asset Derivatives		Liability Derivatives		Net Amounts of Assets and (Liabilities) Presented in the Balance Sheet
	Balance Sheet Location	March 31, 2024	Balance Sheet Location	March 31, 2024	March 31, 2024

	(in millions)
Derivatives designated as cash flow hedges:
Commodity derivatives	Other current assets	$9	Accrued liabilities	$—
Foreign currency derivatives*	Other current assets	128	Other current assets	—	$128
Commodity derivatives	Other long-term assets	9	Other long-term liabilities	—
Foreign currency derivatives*	Other long-term assets	19	Other long-term assets	—	19
Total derivatives designated as hedges		$165		$—

Derivatives not designated:
Foreign currency derivatives*	Other current assets	$3	Other current assets	$—	3
Total derivatives not designated as hedges		$3		$—

	Asset Derivatives		Liability Derivatives		Net Amounts of Assets and (Liabilities) Presented in the Balance Sheet
	Balance Sheet Location	December 31, 2023	Balance Sheet Location	December 31, 2023	December 31, 2023

	(in millions)
Derivatives designated as cash flow hedges:
Commodity derivatives	Other current assets	$1	Accrued liabilities	$4
Foreign currency derivatives*	Other current assets	133	Other current assets	—	$133
Commodity derivatives	Other long-term assets	2	Other long-term liabilities	1
Foreign currency derivatives*	Other long-term assets	22	Other long-term assets	1	21
Derivatives designated as net investment hedges:
Foreign currency derivatives	Other current assets	—	Accrued liabilities	2
Total derivatives designated as hedges		$158		$8

Derivatives not designated:
Foreign currency derivatives*	Other current assets	$4	Other current assets	$—	4
Total derivatives not designated as hedges		$4		$—
*    Derivative instruments within this category are subject to master netting arrangements and are presented on a net basis in the consolidated balance sheets in accordance with accounting guidance related to the offsetting of amounts related to certain contracts.
The fair value of Aptiv’s derivative financial instruments were in a net asset position as of March 31, 2024 and December 31, 2023.

Effect of Derivatives on the Statements of Operations and Statements of Comprehensive Income
The pre-tax effects of derivative financial instruments in the consolidated statements of operations and consolidated statements of comprehensive income for the three months ended March 31, 2024 and 2023 are as follows:

Three Months Ended March 31, 2024	Gain Recognized in OCI	(Loss) Gain Reclassified from OCI into Income

	(in millions)
Derivatives designated as cash flow hedges:
Commodity derivatives	$16	$(4)
Foreign currency derivatives	41	48
Derivatives designated as net investment hedges:
Foreign currency derivatives	2	—
Total	$59	$44

Loss Recognized in Income

(in millions)
Derivatives not designated:
Foreign currency derivatives	$(3)
Total	$(3)

Three Months Ended March 31, 2023	Gain Recognized in OCI	(Loss) Gain Reclassified from OCI into Income

	(in millions)
Derivatives designated as cash flow hedges:
Commodity derivatives	$27	$(3)
Foreign currency derivatives	83	12
Total	$110	$9

Loss Recognized in Income

(in millions)
Derivatives not designated:
Foreign currency derivatives	$(3)
Total	$(3)
The gain or loss recognized in income for designated and non-designated derivative instruments was recorded to cost of sales and other income (expense), net in the consolidated statements of operations for the three months ended March 31, 2024 and 2023, respectively.

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
As of March 31, 2024 and December 31, 2023, Aptiv was in a net derivative asset position of $168 million and $154 million, respectively, and no significant adjustments were recorded for nonperformance risk based on the application of peer companies’ CDS rates, evaluation of our own nonperformance risk and because Aptiv’s exposures were to counterparties with investment grade credit ratings. Refer to Note 14. Derivatives and Hedging Activities for further information regarding derivatives.
Publicly traded equity securities—All publicly traded equity securities are reported at fair value as of each reporting date. The measurement of the asset is based on quoted prices for identical assets on active market exchanges. Gains and losses from changes in the fair value of these securities are recorded within other income (expense), net on the consolidated statement of operations.
Available-for-sale debt securities—Investments in available-for-sale debt securities are reported at fair value with changes in the fair value recorded in other comprehensive income. Changes in the fair value of available-for-sale debt securities impact earnings only when such securities are sold, or an allowance for expected credit losses or impairment is recognized.
As further described in Note 21. Investments in Affiliates, during the three months ended March 31, 2024, the Company made investments in convertible redeemable preferred shares of StradVision, Inc., (“StradVision”). Due to the Company’s redemption rights, the Company’s investment in StradVision, which totaled $84 million as of March 31, 2024, is classified as an available-for-sale debt security within other long-term assets in the consolidated balance sheets. The fair value of this investment is based on significant inputs that are not observable in the market, and is therefore classified as a Level 3 measurement.
Unrealized gains or losses were not material during the three months ended March 31, 2024 and 2023. There were no impairment charges related to our investment during the three months ended March 31, 2024 and 2023.
The change in the available-for-sale debt securities classified as a Level 3 measurement for the three months ended March 31, 2024 is as follows:

Available-for-sale debt securities
(in millions)
Fair value at beginning of period	$—
Additions	84
Fair value at end of period	$84

As of March 31, 2024 and December 31, 2023, Aptiv had the following assets measured at fair value on a recurring basis:

	Total	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3

	(in millions)
As of March 31, 2024:
Commodity derivatives	$18	$—	$18	$—
Foreign currency derivatives	150	—	150	—
Publicly traded equity securities	13	13	—	—
Available-for-sale debt securities	84	—	—	84
Total	$265	$13	$168	$84
As of December 31, 2023:
Commodity derivatives	$3	$—	$3	$—
Foreign currency derivatives	158	—	158	—
Publicly traded equity securities	14	14	—	—
Total	$175	$14	$161	$—
As of March 31, 2024 and December 31, 2023, Aptiv had the following liabilities measured at fair value on a recurring basis:

	Total	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3

	(in millions)
As of March 31, 2024:
Commodity derivatives	$—	$—	$—	$—
Foreign currency derivatives	—	—	—	—
Total	$—	$—	$—	$—
As of December 31, 2023:
Commodity derivatives	$5	$—	$5	$—
Foreign currency derivatives	2	—	2	—
Total	$7	$—	$7	$—
Non-derivative financial instruments—Aptiv’s non-derivative financial instruments include cash and cash equivalents, accounts and notes receivable, accounts payable, as well as debt, which consists of its accounts receivable factoring arrangement, finance leases and other debt issued by Aptiv’s non-U.S. subsidiaries, the Revolving Credit Facility and all series of outstanding senior notes. The fair value of debt is based on quoted market prices for instruments with public market data or significant other observable inputs for instruments without a quoted public market price (Level 2). As of March 31, 2024 and December 31, 2023, total debt was recorded at $6,208 million and $6,213 million, respectively, and had estimated fair values of $5,168 million and $5,255 million, respectively. For all other financial instruments recorded at March 31, 2024 and December 31, 2023, fair value approximates book value.
Fair Value Measurements on a Nonrecurring Basis
In addition to items that are measured at fair value on a recurring basis, Aptiv also has items in its balance sheet that are measured at fair value on a nonrecurring basis. As these items are not measured at fair value on a recurring basis, they are not included in the tables above. Financial and nonfinancial assets and liabilities that are measured at fair value on a nonrecurring basis include certain inventories, long-lived assets, intangible assets, equity investments without readily determinable fair values and liabilities for exit or disposal activities measured at fair value upon initial recognition. Aptiv recorded no non-cash impairment charges for the three months ended March 31, 2024. Aptiv recorded non-cash impairment charges of $18 million for the three months ended March 31, 2023, within other expense, net related to its equity investments without readily determinable fair value. Fair value of long-lived and other assets is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved and a review of appraisals or other market indicators and management estimates. As such, Aptiv has determined that the fair value measurements of long-lived and other assets fall in Level 3 of the fair value hierarchy.

16. OTHER INCOME, NET
Other income (expense), net included:

	Three Months Ended March 31,
	2024	2023

	(in millions)
Interest income	$20	$22
Components of net periodic benefit cost other than service cost (Note 9)	(6)	(7)
Impairment of equity investments without readily determinable fair value (Note 21)	—	(18)
Loss on change in fair value of publicly traded equity securities	(1)	(3)
Other, net	2	5
Other income (expense), net	$15	$(1)
During the three months ended March 31, 2024 and 2023, net unrealized losses of $1 million and $3 million, respectively, were recognized for publicly traded equity securities still held as of March 31, 2024.
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
The acquisition was accounted for as a business combination, with the total purchase price allocated on a preliminary basis using information available, in the second quarter of 2023. Adjustments recorded from the amounts disclosed as of June 30, 2023 included minor adjustments to various assets acquired and liabilities assumed. The final purchase price and related allocation to the acquired net assets of Höhle based on their estimated fair values is shown below (in millions):
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
Sale of Interest in Majority Owned Russian Subsidiary
Given the sanctions put in place by the E.U., U.S. and other governments, which restrict our ability to conduct business in Russia, we initiated a plan in the second quarter of 2022 to exit our 51% owned subsidiary in Russia, which was reported within the Signal and Power Solutions segment. On May 30, 2023, the Company completed the sale of its entire interest in the Russian subsidiary to JSC Samara Cables Company, the sole minority shareholder in the Russian subsidiary, for a nominal amount in exchange for all of the Company’s shares in the subsidiary. As a result of this transaction, the net assets held for sale of the Russian subsidiary were deconsolidated from the Company’s consolidated financial statements and the Company did not record any incremental gain or loss resulting from this disposition. Furthermore, losses relating to the Russian subsidiary during the held for sale period were de minimis. The former Russian subsidiary is not considered to be a related party of the Company after deconsolidation.

18. SHARE-BASED COMPENSATION
Long-Term Incentive Plan
The Aptiv PLC Long-Term Incentive Plan, as amended and restated effective April 23, 2015 (the “PLC LTIP”), allows for the grant of awards of up to 25,665,448 ordinary shares for long-term compensation. The PLC LTIP is designed to align the interests of management and shareholders. The awards can be in the form of shares, options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), performance awards and other share-based awards to the employees, directors, consultants and advisors of the Company. The Company has awarded annual long-term grants of RSUs under the PLC LTIP in order to align management compensation with Aptiv’s overall business strategy. All of the RSUs granted under the PLC LTIP are eligible to receive dividend equivalents for any dividend paid from the grant date through the vesting date. When applicable, dividend equivalents are paid out in ordinary shares upon vesting of the underlying RSUs.
In April 2024, the Company’s shareholders approved a new long-term incentive plan, the 2024 Long-Term Incentive Plan (the “2024 LTIP”). The 2024 LTIP allows for the grant of awards of up to 9,880,000 ordinary shares for long-term compensation. Similar to the PLC LTIP, the 2024 LTIP is designed to align the interests of management and shareholders. The awards can be in the form of shares, options, stock appreciation rights, restricted stock, RSUs, performance awards and other share-based awards to the employees, directors, consultants and advisors of the Company. Beginning in April 2024, all awards of equity compensation will be made under the 2024 LTIP and no further awards will be made under the PLC LTIP.
In addition, the Company has competitive and market-appropriate ownership requirements for its directors and officers.
Board of Director Awards
Aptiv has granted RSUs to the Board of Directors as detailed in the table below:

Grant Date	RSUs granted	Grant Date Fair Value (1)	Vesting Date	Shares Issued Upon Vesting	Fair Value of Shares at Issuance	Shares Withheld to Cover Withholding Taxes
(dollars in millions)
April 2023	20,584	$2	April 2024	18,272	$1	2,312
April 2022	23,387	$2	April 2023	20,457	$2	2,930
(1)Determined based on the closing price of the Company’s ordinary shares on the date of the grant.
In addition, in April 2024, Aptiv granted 30,497 RSUs to the Board of Directors at a grant date fair value of approximately $2 million. The grant date fair value was determined based on the closing price of the Company’s ordinary shares on the date of the grant. The RSUs will vest in April 2025.

Executive Awards
Aptiv has made annual grants of RSUs to its executives in February of each year beginning in 2012. These awards include a time-based vesting portion and a performance-based vesting portion, as well as continuity awards in certain years. The time-based RSUs, which make up 40% (25% prior to 2021) of the awards for Aptiv’s officers and 50% for Aptiv’s other executives, vest ratably over three years beginning on the first anniversary of the grant date. The performance-based RSUs, which make up 60% (75% prior to 2021) of the awards for Aptiv’s officers and 50% for Aptiv’s other executives, vest at the completion of a three-year performance period if certain targets are met. Each executive will receive between 0% and 200% (150% for the 2020 grants based on the executive performance grant modification in 2020) of his or her target performance-based award based on the Company’s performance against established company-wide performance metrics, which are:

Metric	2020 - 2024 Grants
Average return on net assets (1)	33%
Cumulative net income	33%
Relative total shareholder return (2)	33%
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
The details of the annual executive grants were as follows:

Grant Date	RSUs Granted	Grant Date Fair Value	Time-Based Award Vesting Dates	Performance-Based Award Vesting Date

	(in millions)
February 2020	0.75	$62	Annually on anniversary of grant date, 2021 - 2023	December 31, 2022
February 2021	0.44	$72	Annually on anniversary of grant date, 2022 - 2024	December 31, 2023
February 2022	0.59	$80	Annually on anniversary of grant date, 2023 - 2025	December 31, 2024
February 2023	0.79	$99	Annually on anniversary of grant date, 2024 - 2026	December 31, 2025
February 2024	1.12	$94	Annually on anniversary of grant date, 2025 - 2027	December 31, 2026
The grant date fair value of the RSUs is determined based on the target number of awards issued, the closing price of the Company’s ordinary shares on the date of the grant of the award, including an estimate for forfeitures, and a contemporaneous valuation performed by a third-party valuation specialist with respect to the relative total shareholder return awards.
Any new executives hired after the annual executive RSU grant date may be eligible to participate in the 2024 LTIP. The Company has also granted additional awards to employees in certain periods under the PLC LTIP and will do so under the 2024 LTIP. Any off-cycle grants made to new hires or other employees are valued at their grant date fair value based on the closing price of the Company’s ordinary shares on the date of such grant.
The details of shares issued for vested annual executive grants are as follows:

	Time-Based Awards			Performance-Based Awards
Vesting Date	Ordinary Shares Issued Upon Vesting	Fair Value of Shares at Issuance	Ordinary Shares Withheld to Cover Withholding Taxes	Ordinary Shares Issued Upon Vesting	Fair Value of Shares at Issuance	Ordinary Shares Withheld to Cover Withholding Taxes
	(dollars in millions)
Q1 2024	461,052	$36	188,897	151,245	$12	65,910
Q1 2023	286,337	$33	116,753	315,664	$37	138,036

A summary of RSU activity, including award grants, vesting and forfeitures is provided below:

	RSUs	Weighted Average Grant Date Fair Value
	(in thousands)
Nonvested, January 1, 2024	1,996	$124.06
Granted	1,215	$82.96
Vested	(461)	$122.99
Forfeited	(115)	$118.59
Nonvested, March 31, 2024	2,635	$105.54
Aptiv recognized share-based compensation expense of $25 million ($21 million, net of tax) and $18 million ($18 million, net of tax) based on the Company’s best estimate of ultimate performance against the respective targets during the three months ended March 31, 2024 and 2023, respectively. Aptiv will continue to recognize compensation expense, based on the grant date fair value of the awards applied to the Company’s best estimate of ultimate performance against the respective targets, over the requisite vesting periods of the awards. Based on the grant date fair value of the awards and the Company’s best estimate of ultimate performance against the respective targets as of March 31, 2024, unrecognized compensation expense on a pre-tax basis of approximately $238 million is anticipated to be recognized over a weighted average period of approximately two years. For the three months ended March 31, 2024 and 2023, approximately $20 million and $30 million, respectively, of cash was paid and reflected as a financing activity in the statements of cash flows related to the tax withholding for vested RSUs.

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

Included below are sales and operating data for Aptiv’s segments for the three months ended March 31, 2024 and 2023.

	Signal and Power Solutions	Advanced Safety and User Experience	Eliminations and Other (1)	Total

	(in millions)
For the Three Months Ended March 31, 2024:
Net sales	$3,487	$1,429	$(15)	$4,901
Depreciation and amortization	$161	$69	$—	$230
Adjusted operating income	$389	$155	$—	$544
Operating income	$317	$102	$—	$419
Equity income (loss), net of tax	$4	$(73)	$—	$(69)
Net income attributable to noncontrolling interest	$6	$—	$—	$6

	Signal and Power Solutions	Advanced Safety and User Experience	Eliminations and Other (1)	Total

	(in millions)
For the Three Months Ended March 31, 2023:
Net sales	$3,464	$1,366	$(12)	$4,818
Depreciation and amortization	$149	$67	$—	$216
Adjusted operating income	$374	$63	$—	$437
Operating income	$319	$29	$—	$348
Equity income (loss), net of tax	$3	$(85)	$—	$(82)
Net income attributable to noncontrolling interest	$3	$—	$—	$3
Net loss attributable to redeemable noncontrolling interest	$(1)	$—	$—	$(1)
(1)Eliminations and Other includes the elimination of inter-segment transactions.
The reconciliation of Adjusted Operating Income to operating income includes, as applicable, amortization, restructuring, other acquisition and portfolio project costs (which includes costs incurred to integrate acquired businesses and to plan and execute product portfolio transformation actions, including business and product acquisitions and divestitures), asset impairments and other related charges, compensation expense related to acquisitions and gains (losses) on business divestitures and other transactions. The reconciliations of Adjusted Operating Income to net income attributable to Aptiv for the three months ended March 31, 2024 and 2023 are as follows:

	Signal and Power Solutions	Advanced Safety and User Experience	Total

	(in millions)
For the Three Months Ended March 31, 2024:
Adjusted operating income	$389	$155	$544
Amortization	(31)	(23)	(54)
Restructuring	(22)	(17)	(39)
Other acquisition and portfolio project costs	(19)	(9)	(28)
Compensation expense related to acquisitions	—	(4)	(4)
Operating income	$317	$102	419
Interest expense			(65)
Other income, net			15
Income before income taxes and equity loss			369
Income tax expense			(76)
Equity loss, net of tax			(69)
Net income			224
Net income attributable to noncontrolling interest			6
Net income attributable to Aptiv			$218

	Signal and Power Solutions	Advanced Safety and User Experience	Total

	(in millions)
For the Three Months Ended March 31, 2023:
Adjusted operating income	$374	$63	$437
Amortization	(36)	(23)	(59)
Restructuring	(7)	(4)	(11)
Other acquisition and portfolio project costs	(12)	(2)	(14)
Compensation expense related to acquisitions	—	(5)	(5)
Operating income	$319	$29	348
Interest expense			(67)
Other expense, net			(1)
Income before income taxes and equity loss			280
Income tax expense			(34)
Equity loss, net of tax			(82)
Net income			164
Net income attributable to noncontrolling interest			3
Net loss attributable to redeemable noncontrolling interest			(1)
Net income attributable to Aptiv			$162

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
The Company also generates revenue from the sale of software licenses, post delivery support and maintenance and professional software services. The Company generally recognizes revenue for software licenses and professional software services at a point in time upon delivery or when the services are provided. Revenue from post delivery support and maintenance for software contracts is generally recognized over time on a ratable basis over the contract term. Under certain of these arrangements, timing may differ between revenue recognition and billing.
Disaggregation of Revenue
Revenue generated from Aptiv’s operating segments is disaggregated by primary geographic market in the following tables for the three months ended March 31, 2024 and 2023. Information concerning geographic market reflects the manufacturing location.

For the Three Months Ended March 31, 2024:	Signal and Power Solutions	Advanced Safety and User Experience	Eliminations and Other	Total

	(in millions)
Geographic Market
North America	$1,330	$490	$(4)	$1,816
Europe, Middle East and Africa	1,023	693	(4)	1,712
Asia Pacific	1,046	246	(7)	1,285
South America	88	—	—	88
Total net sales	$3,487	$1,429	$(15)	$4,901

For the Three Months Ended March 31, 2023:	Signal and Power Solutions	Advanced Safety and User Experience	Eliminations and Other	Total

	(in millions)
Geographic Market
North America	$1,323	$456	$(1)	$1,778
Europe, Middle East and Africa	1,045	670	(4)	1,711
Asia Pacific	1,003	240	(7)	1,236
South America	93	—	—	93
Total net sales	$3,464	$1,366	$(12)	$4,818
Contract Balances
Contract liabilities solely consist of deferred revenue. As of March 31, 2024 and December 31, 2023, the balance of contract liabilities was $99 million (of which $82 million was recorded in other current liabilities and $17 million was recorded in other long-term liabilities) and $109 million (of which $93 million was recorded in other current liabilities and $16 million was recorded in other long-term liabilities), respectively. The decrease in the contract liabilities balance was primarily driven by $49 million of revenues recognized during the three months ended March 31, 2024 that were included in the contract liability balance as of December 31, 2023, partially offset by cash payments received or due in advance of the performance obligation being satisfied.
Contract assets are primarily comprised of unbilled receivables, which consist of amounts related to the Company’s unconditional right to consideration for completed performance obligations that have not been invoiced. As of March 31, 2024, the balance of contract assets was $128 million (of which $62 million was recorded in other current assets and $66 million was recorded in other long-term assets). As of December 31, 2023, the balance of contract assets was $122 million (of which $55 million was recorded in other current assets and $67 million was recorded in other long-term assets).
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
Customer contracts for sales of software and related services are generally represented by a sales contract or purchase order with contract durations typically ranging from one to three years. Remaining performance obligations include contract liabilities and unbilled amounts that will be recognized as revenue in future periods. Transaction price allocated to the remaining performance obligation is based on the standalone selling price. The value of the transaction price allocated to remaining performance obligations under software and related service contracts as of March 31, 2024 was approximately $200 million. The Company expects to recognize approximately 55% of remaining performance obligations as revenue in the next twelve months, and the remainder thereafter.
Costs to Obtain a Contract
From time to time, Aptiv makes payments to customers in conjunction with ongoing business. These payments to customers are generally recognized as a reduction to revenue at the time of the commitment to make these payments. However, certain other payments to customers, or upfront fees, meet the criteria to be considered a cost to obtain a contract as they are directly attributable to a contract, are incremental and management expects the fees to be recoverable. As of March 31, 2024 and December 31, 2023, Aptiv has recorded $58 million (of which $10 million was classified within other current assets and $48 million was classified within other long-term assets) and $61 million (of which $12 million was classified within other current assets and $49 million was classified within other long-term assets), respectively, related to these capitalized upfront fees.
Capitalized upfront fees are amortized to revenue based on the transfer of goods and services to the customer for which the upfront fees relate, which typically range from three to five years. There have been no impairment losses in relation to the costs capitalized. The amount of amortization to net sales was $8 million for the three months ended March 31, 2024 and 2023.

21. INVESTMENTS IN AFFILIATES
Equity Method Investments
As part of Aptiv’s operations, it has investments in various non-consolidated affiliates accounted for under the equity method of accounting. These affiliates are not publicly traded companies and are located in North America, Europe and Asia Pacific. Aptiv’s ownership percentages vary generally from approximately 20% to 50%, with the most significant investment being in Motional AD LLC (“Motional”) (of which Aptiv owns 50% as of March 31, 2024).
Motional Lease Agreement
In connection with the formation of Motional, Aptiv agreed to sublease certain office space to Motional, which has a remaining lease term of approximately five years as of March 31, 2024. Total income under the agreement was $1 million during the three months ended March 31, 2024 and 2023. The sublease income and Aptiv’s associated operating lease cost are recorded to cost of sales in the consolidated statement of operations. The Company believes the terms of the lease agreement have not significantly been affected by the fact the Company and the lessee are related parties.
Investment in TTTech Auto AG
As of March 31, 2024 and December 31, 2023, the carrying value of the Company’s investment in TTTech Auto AG (“TTTech Auto”) was $192 million and $200 million, respectively, which is included in the Advanced Safety and User Experience segment. As of March 31, 2024 and December 31, 2023, the difference between the amount at which the Company’s investment is carried and the amount of the Company’s share of the underlying equity in net assets of TTTech Auto was approximately $153 million and $156 million, respectively. The basis difference is primarily attributable to equity method goodwill associated with the investment, which is not amortized.

Technology Investments
The Company has made technology investments in certain non-consolidated affiliates for which Aptiv does not have the ability to exercise significant influence (generally when ownership interest is less than 20%), as described in Note 2. Significant Accounting Policies. Certain of these investments do not have readily determinable fair values and are measured at cost, less impairments, adjusted for observable price changes in orderly transactions for identical or similar investments of the same issuer. The Company also holds technology investments in available-for-sale debt securities and publicly traded equity securities. Investments in available-for-sale debt securities are measured at fair value based on prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. Investments in publicly traded equity securities are measured at fair value based on quoted prices for identical assets on active market exchanges.
The following is a summary of technology investments, which are classified within other long-term assets in the consolidated balance sheets, as of March 31, 2024 and December 31, 2023:

Investment Name	Segment	March 31, 2024	December 31, 2023
		(in millions)
Publicly traded equity securities:
Smart Eye AB	Advanced Safety and User Experience	$7	$8
Urgently, Inc.	Advanced Safety and User Experience	1	1
Valens Semiconductor Ltd.	Signal and Power Solutions	5	5
Total publicly traded equity securities		13	14

Non-publicly traded investments:
StradVision, Inc.	Advanced Safety and User Experience	84	44
Other investments	Various	7	7
Total non-publicly traded investments		91	51

Total technology investments		$104	$65
During the three months ended March 31, 2024, the Company’s Advanced Safety and User Experience segment made investments totaling approximately $40 million in convertible redeemable preferred shares of StradVision, Inc. (“StradVision”), a provider of deep learning-based camera perception software for automotive applications. The Company previously made investments in StradVision totaling approximately $44 million in prior years. Due to the Company’s redemption rights, the Company’s investment in StradVision is classified as an available-for-sale debt security within other long-term assets in the consolidated balance sheets, with changes in fair value recorded in other comprehensive income.
As of March 31, 2024, none of the Company’s equity securities were subject to contractual sales restrictions prohibiting the sale of securities.
The Company evaluated the measurement guidance for equity securities without a readily determinable fair value and performed a qualitative assessment of various impairment indicators and concluded that one of its equity investments was impaired. As a result, the Company recognized an impairment loss of $18 million during the three months ended March 31, 2023, within other expense, net in the consolidated statement of operations. The impairment recorded is equal to the difference between the fair value of Aptiv’s ownership interest in the investment and its carrying amount.
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

22. SUBSEQUENT EVENTS
Motional Joint Venture Funding and Ownership Restructuring Transactions
On April 19, 2024, Aptiv and Hyundai Motor Group (“Hyundai”) entered into an agreement to restructure Aptiv’s ownership interest in Motional and for Hyundai to provide additional funding to Motional, each as described below. As described in Note 21. Investments in Affiliates, as of March 31, 2024, Motional was 50% owned by each of Aptiv and Hyundai.
As part of the agreement, Hyundai committed to invest $475 million in Motional in exchange for an additional 11.7% common equity interest, to occur no later than May 3, 2024. Aptiv will not participate in this funding round and does not anticipate participating in any future funding rounds. This transaction is anticipated to result in the dilution of our common equity interest in Motional from 50% as of March 31, 2024 to approximately 44% as of the date the funding is completed and prior to the contemplation of any further transactions, as described below.
Also as part of the agreement, Aptiv agreed to sell an 11% common equity interest in Motional to Hyundai for approximately $448 million of cash consideration. Aptiv also agreed to exchange approximately 21% of its common equity in Motional for a like number of Motional preferred shares. Upon completion of these transactions, Aptiv anticipates having an approximate 15% common equity interest in Motional. These transactions are subject to regulatory approvals and customary closing conditions.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
This Quarterly Report on Form 10-Q, including the exhibits being filed as part of this report, as well as other statements made by Aptiv PLC (“Aptiv,” the “Company,” “we,” “us” and “our”), contain forward-looking statements that reflect, when made, the Company’s current views with respect to current events, certain investments and acquisitions and financial performance. Such forward-looking statements are subject to many risks, uncertainties and factors relating to the Company’s operations and business environment, which may cause the actual results of the Company to be materially different from any future results, express or implied, by such forward-looking statements. All statements that address future operating, financial or business performance or the Company’s strategies or expectations are forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “will,” “should,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “projects,” “potential,” “outlook” or “continue,” and other comparable terminology. Factors that could cause actual results to differ materially from these forward-looking statements include, but are not limited to, the following: global and regional economic conditions, including conditions affecting the credit market; global inflationary pressures; uncertainties created by the conflict between Ukraine and Russia, and its impacts to the European and global economies and our operations in each country; uncertainties created by the conflicts in the Middle East and their impacts on global economies; fluctuations in interest rates and foreign currency exchange rates; the cyclical nature of global automotive sales and production; the potential disruptions in the supply of and changes in the competitive environment for raw material and other components integral to the Company’s products, including the ongoing semiconductor supply shortage; the Company’s ability to maintain contracts that are critical to its operations; potential changes to beneficial free trade laws and regulations, such as the United States-Mexico-Canada Agreement; changes to tax laws; future significant public health crises; the ability of the Company to integrate and realize the expected benefits of recent transactions; the ability of the Company to attract, motivate and/or retain key executives; the ability of the Company to avoid or continue to operate during a strike, or partial work stoppage or slow down by any of its unionized employees or those of its principal customers; and the ability of the Company to attract and retain customers. Additional factors are discussed under the captions “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s filings with the Securities and Exchange Commission, including those set forth in the Company’s Annual Report on Form 10-K for fiscal year ended December 31, 2023. New risks and uncertainties arise from time to time, and it is impossible for us to predict these events or how they may affect the Company. It should be remembered that the price of the ordinary shares and any income from them can go down as well as up. Aptiv disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events and/or otherwise, except as may be required by law.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following management’s discussion and analysis of financial condition and results of operations (“MD&A”) is intended to help you understand the business operations and financial condition of the Company for the three months ended March 31, 2024. This discussion should be read in conjunction with Item 1. Financial Statements. Our MD&A is presented in eight sections:
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
Our total net sales during the three months ended March 31, 2024 were $4.9 billion, an increase of 2% compared to the same period of 2023. Our volumes increased 1% for the three months ended March 31, 2024, which reflects volume growth primarily in China and North America, despite decreased global automotive production of 1% (down 1% on an Aptiv weighted market basis, which represents global vehicle production weighted to the geographic regions in which the Company generates its revenue, “AWM”).
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

Trends, Uncertainties and Opportunities
Economic conditions. Our business is directly related to automotive sales and automotive vehicle production by our customers. Automotive sales depend on a number of factors, including global and regional economic conditions. Global automotive vehicle production increased 9% (10% on an AWM basis) from 2022 to 2023, reflecting increased vehicle production of 13% in Europe, 10% in China, 9% in North America and flat production in South America, our smallest region. Compared to 2023, vehicle production for the three months ended March 31, 2024 decreased by 1% (down 1% on an AWM basis).
On September 15, 2023, several of our largest customers’ collective bargaining agreements with the International Union, United Automobile, Aerospace and Agricultural Implement Workers of America (the “UAW”) expired and the UAW subsequently went on strike against General Motors (“GM”), Ford Motor Company (“Ford”) and Stellantis N.V. (“Stellantis”) in the United States (“U.S.”), causing work stoppages at certain of these customers’ vehicle production and parts distribution facilities, which lasted approximately six weeks. Aptiv’s estimated total indirect and direct adverse impacts of these labor strikes to revenue during the second half of 2023 were approximately $180 million. Refer to Part I, Item 1A. Risk Factors of our 2023 Annual Report on Form 10-K for further discussion of the risks related to significant disruptions at our or our customers’ manufacturing facilities.
Economic volatility or weakness in North America, Europe, China or, to a lesser extent, South America could result in a significant reduction in automotive sales and production by our customers, which would have an adverse effect on our business, results of operations and financial condition. Global inflationary pressures have, at times, both reduced consumer demand for automotive vehicles and increased the price of inputs to our products, which has adversely impacted our profitability, and this trend may continue in 2024. There is also potential that geopolitical factors could adversely impact the U.S. and other economies, and specifically the automotive sector. In particular, changes to international trade agreements, such as the United States-Mexico-Canada Agreement or other political pressures could affect the operations of our OEM customers, resulting in reduced automotive production in certain regions or shifts in the mix of production to higher cost regions. Increases in interest rates could also negatively impact automotive production as a result of increased consumer borrowing costs or reduced credit availability. Additionally, economic weakness may result in shifts in the mix of future automotive sales (from vehicles with more content such as luxury vehicles, trucks and sport utility vehicles toward smaller passenger cars). While our diversified customer and geographic revenue base, along with our flexible cost structure, have well positioned us to withstand the impact of industry downturns and benefit from industry upturns, shifts in the mix of global automotive production to higher cost regions or to vehicles with less content could adversely impact our profitability.
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
Given the sanctions put in place by the E.U., U.S. and other governments, which restrict our ability to conduct business in Russia, we initiated a plan in the second quarter of 2022 to exit our 51% owned subsidiary in Russia, which was reported within the Signal and Power Solutions segment. On May 30, 2023, the Company completed the sale of its entire interest in the Russian subsidiary to JSC Samara Cables Company, the sole minority shareholder in the Russian subsidiary, for a nominal amount in exchange for all of the Company’s shares in the subsidiary. The Company did not record any incremental gain or loss resulting from this disposition. Refer to Note 17. Acquisitions and Divestitures to the consolidated financial statements contained herein for further detail on this transaction.
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

Global supply chain disruptions. Due to various factors that are beyond our control, there have been global supply chain disruptions at times during recent years, including a worldwide semiconductor supply shortage. The semiconductor supply shortage impacted production in automotive and other industries. We, along with most automotive component manufacturers that use semiconductors, have suffered interruptions in our production and were unable to fully meet the vehicle production demands of OEMs at times over the last several years because of events which are outside our control, including but not limited to, the COVID-19 pandemic, the global semiconductor shortage, fires in our suppliers’ facilities, unprecedented weather events and other extraordinary events. Although we work closely with suppliers and customers to minimize any supply disruptions, some of our customers have indicated that they expect us to bear at least some responsibility for their lost production and other costs. While no assurances can be made as to the ultimate outcome of these customer expectations or any other future claims, we do not currently believe a loss is probable. We will continue to actively monitor our global supply chain and will seek to aggressively mitigate and minimize the impact of supply chain disruptions on our business.
In addition, we are carrying critical inventory items and key components, and we continue to procure productive, raw material and non-critical inventory components in order to satisfy our customers’ vehicle production schedules. However, as a result of our customers’ recent production volatility and cancellations, our balance of productive, raw and component material inventories has increased substantially from customary levels as of March 31, 2024 and December 31, 2023. We will continue to actively monitor and manage inventory levels across all inventory types in order to maximize both supply continuity and the efficient use of working capital.
Commercializing the high-tech evolution of the automotive industry. The automotive industry is increasingly evolving towards the implementation of software-dependent components and solutions. In particular, the industry is focused on the development of advanced driver assistance technologies, with the goal of developing and introducing a commercially viable, fully automated driving experience. We expect automated driving technologies will provide strong societal benefit as well as the opportunity for long-term growth for our product offerings in this space. We are focused on enabling and delivering end-to-end smart mobility solutions, enabling our customers’ transition to more electrified, software-defined vehicles, accelerating the commercialization of active safety and autonomous driving technologies and providing enhanced user experience and connected services.
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
In March 2020, we completed a transaction with Hyundai Motor Group (“Hyundai”) to form Motional, AD LLC (“Motional”), a joint venture focused on the design, development and commercialization of autonomous driving technologies. Motional began testing fully driverless systems in 2020 and began testing a production-ready autonomous driving platform available for robotaxi providers, meal delivery providers, fleet operators and automotive manufacturers at prototype scale in 2022, with initial production deployments in the fourth quarter of 2023 and commercial launch planned in the first half of 2024. In addition, Motional is involved in collaborative arrangements with mobility providers and with smart cities such as Boston, Las Vegas, Los Angeles and Singapore as solutions are developed for the evolving nature of the mobility industry.
Although we believe our strategic partnerships have us well-aligned with industry technology mega-trends in these evolving areas, the timeline necessary to produce commercially viable autonomous vehicles has been extended and is still subject to significant uncertainty, resulting in additional funding requirements for Motional in the interim. In April 2024, Aptiv and Hyundai entered into an agreement to restructure Aptiv’s ownership interest in Motional and for Hyundai to provide additional funding to Motional, eliminating any requirements for additional future funding from Aptiv. These transactions are anticipated to result in the reduction of our common equity interest from 50% as of March 31, 2024 to approximately 15%, and are subject to regulatory approvals and customary closing conditions. Refer to Note 22. Subsequent Events to the consolidated financial statements contained herein for further information on these agreements.
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
We have a strong local presence in China, including a major manufacturing base and well-established customer relationships. Each of our business segments have operations and sales in China. Our business in China remains sensitive to economic and market conditions that impact automotive sales volumes in China and may be affected if the pace of growth slows as the Chinese market matures or if there are reductions in vehicle demand in China. However, we continue to believe this market will benefit from long-term demand for new vehicles and stringent governmental regulation driving increased vehicle content, including accelerated demand for electrified vehicles.
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
Our operations are subject to certain risks inherent in doing business globally, including military conflicts in regions in which we operate, changes in laws or regulations governing labor, trade, or other monetary or tax fiscal policy changes, including the Organisation for Economic Co-operation and Development (the “OECD”) Pillar Two Framework (the “Framework”), tariffs, quotas, customs and other import or export restrictions or trade barriers. For instance, effective January 1, 2024, the government of Mexico implemented a country-wide statutory minimum wage increase of 20%. Additionally, the government of Mexico has indicated it may implement other labor reforms, such as a bill to shorten the work week from 48 to 40 hours. While management has implemented measures to mitigate the impact of these labor reforms on our cost structure, we cannot predict the ultimate future impact on our business.
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
Engineering, design and development. Our history and culture of innovation have enabled us to develop significant intellectual property and design and development expertise to provide advanced technology solutions that meet the demands of our customers. We have a team of approximately 22,200 scientists, engineers and technicians focused on developing leading product solutions for our key markets, located at 11 major technical centers in China, Germany, India, Mexico, Poland, Singapore and the United States. During the year ended December 31, 2023, we invested approximately $1.8 billion (which includes approximately $492 million co-investment by customers and government agencies) in research and development, including engineering, to maintain our portfolio of innovative products, and own/hold approximately 10,000 patents and protective rights. We also encourage “open innovation” and collaborate extensively with peers in the industry, government agencies and academic institutions. Our technology competencies are recognized by both customers and government agencies, which, as noted above, co-invest in new product development, accelerating the pace of innovation and reducing the risk associated with successful commercialization of technological breakthroughs.
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
Pricing. Cost-cutting initiatives adopted by our customers result in increased downward pressure on pricing. Our customer supply agreements generally require step-downs in component pricing over the periods of production and OEMs have historically possessed significant leverage over their outside suppliers because the automotive component supply industry is fragmented and serves a limited number of automotive OEMs. Our profitability depends in part on our ability to generate sufficient production cost savings in the future to offset price reductions. In addition, during recent years, global economies and our industry were subjected to significant inflationary cost pressures, and these pressures may continue throughout 2024. We continue to work with our customers, both through price recoveries and adjustments as well as future pricing adjustments as contracts renew, to mitigate the impact of these inflationary pressures on our results of operations.
We are focused on maintaining a low fixed cost structure that provides us flexibility to remain profitable at all points of the traditional vehicle industry production cycle. As a result, approximately 97% of our hourly workforce is located in best cost countries. Furthermore, we have substantial operational flexibility by leveraging a large workforce of contingent workers, which represented approximately 27% of the hourly workforce as of March 31, 2024. However, we will continue to adjust our cost structure and optimize our manufacturing footprint in response to changes in the global and regional automotive markets and in order to increase investment in advanced technologies and engineering, as evidenced by our ongoing restructuring programs focused on reducing our global overhead costs and on the continued rotation of our manufacturing footprint to best cost locations in Europe. As we continue to operate in a cyclical industry that is impacted by movements in the global and regional economies, we continually evaluate opportunities to further refine our cost structure.
We have a strong balance sheet with gross debt of approximately $6.2 billion and substantial available liquidity of approximately $3.4 billion as of March 31, 2024, consisting of cash and cash equivalents, and available financing under our Revolving Credit Facility and committed European accounts receivable factoring facility, and no significant U.S. defined benefit or workforce postretirement health care benefits and employer-paid postretirement basic life insurance benefits (“OPEB”) liabilities. We intend to maintain strong financial discipline by targeting industry-leading earnings growth, cash flow generation and return on invested capital and to maintain sufficient liquidity to sustain our financial flexibility throughout the industry cycle.
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
Three Months Ended March 31, 2024 versus Three Months Ended March 31, 2023
The results of operations for the three months ended March 31, 2024 and 2023 were as follows:

	Three Months Ended March 31,
	2024		2023		Favorable/(unfavorable)

	(dollars in millions)
Net sales	$4,901		$4,818		$83
Cost of sales	4,023		4,058		35
Gross margin	878	17.9%	760	15.8%	118
Selling, general and administrative	366		342		(24)
Amortization	54		59		5
Restructuring	39		11		(28)
Operating income	419		348		71
Interest expense	(65)		(67)		2
Other income (expense), net	15		(1)		16
Income before income taxes and equity loss	369		280		89
Income tax expense	(76)		(34)		(42)
Income before equity loss	293		246		47
Equity loss, net of tax	(69)		(82)		13
Net income	224		164		60
Net income attributable to noncontrolling interest	6		3		3
Net loss attributable to redeemable noncontrolling interest	—		(1)		1
Net income attributable to Aptiv	218		162		56
Mandatory convertible preferred share dividends	—		(16)		16
Net income attributable to ordinary shareholders	$218		$146		$72

Total Net Sales
Below is a summary of our total net sales for the three months ended March 31, 2024 versus March 31, 2023.

	Three Months Ended March 31,			Variance Due To:
	2024	2023	Favorable/(unfavorable)	Volume, net of contractual price reductions	FX	Commodity pass-through	Other	Total

	(in millions)			(in millions)
Total net sales	$4,901	$4,818	$83	$108	$(23)	$(2)	$—	$83
Total net sales for the three months ended March 31, 2024 increased 2% compared to the three months ended March 31, 2023. Our volumes increased 1% for the period, which reflects volume growth primarily in China and North America, despite decreased global automotive production of 1% (down 1% on an AWM basis). Our total net sales also reflect the impacts of favorable pricing, net of contractual price reductions, of $43 million. In addition, our net sales reflect unfavorable foreign currency impacts, primarily related to the Chinese Yuan Renminbi, partially offset by impacts related to the Euro.

Cost of Sales
Cost of sales is primarily comprised of material, labor, manufacturing overhead, freight, fluctuations in foreign currency exchange rates, product engineering, design and development expenses, depreciation, warranty costs and other operating expenses. Gross margin is revenue less cost of sales and gross margin percentage is gross margin as a percentage of net sales.
Cost of sales decreased $35 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023, as summarized below. The Company’s material cost of sales was approximately 50% and 55% of net sales in the three months ended March 31, 2024 and 2023, respectively.

	Three Months Ended March 31,			Variance Due To:
	2024	2023	Favorable/(unfavorable)	Volume (a)	FX	Operational performance	Other	Total

	(dollars in millions)			(in millions)
Cost of sales	$4,023	$4,058	$35	$(58)	$23	$96	$(26)	$35
Gross margin	$878	$760	$118	$50	$—	$96	$(28)	$118
Percentage of net sales	17.9%	15.8%
(a)Presented net of contractual price reductions for gross margin variance.
The decrease in cost of sales reflects impacts from operational performance and currency exchange, partially offset by increased volumes. Cost of sales was also impacted by the following items in Other above:
•Approximately $20 million of increased depreciation, primarily as a result of a higher fixed asset base.

Selling, General and Administrative Expense

	Three Months Ended March 31,
	2024	2023	Favorable/ (unfavorable)

	(dollars in millions)
Selling, general and administrative expense	$366	$342	$(24)
Percentage of net sales	7.5%	7.1%
Selling, general and administrative expense (“SG&A”) remained relatively consistent as a percentage of net sales for the three months ended March 31, 2024 compared to 2023, and includes administrative expenses, information technology costs, incentive compensation related costs, acquisition and project portfolio related costs and selling and marketing expenses.

Amortization

	Three Months Ended March 31,
	2024	2023	Favorable/ (unfavorable)

	(in millions)
Amortization	$54	$59	$5
Amortization expense reflects the non-cash charge related to definite-lived intangible assets. Amortization during the three months ended March 31, 2024 and 2023 reflects the continued amortization of our definite-lived intangible assets, which resulted primarily from our acquisitions, over their estimated useful lives. Refer to Note 17. Acquisitions and Divestitures to the consolidated financial statements contained herein for further detail of our business acquisitions, including details of the intangible assets recorded in each transaction.

Restructuring

	Three Months Ended March 31,
	2024	2023	Favorable/ (unfavorable)

	(dollars in millions)
Restructuring	$39	$11	$(28)
Percentage of net sales	0.8%	0.2%
The Company recorded employee-related and other restructuring charges totaling approximately $39 million during the three months ended March 31, 2024, of which $24 million was recognized for a program initiated in the fourth quarter of 2023 focused on global salaried headcount reduction, primarily in the European region. We expect to recognize additional charges of approximately $50 million related to this program through the remainder of 2024. Cash payments related to this restructuring action are expected to be largely completed within the next twelve months. We expect to make cash payments of approximately $105 million over the next twelve months pursuant to currently implemented restructuring programs.
The Company recorded employee-related and other restructuring charges totaling approximately $11 million during the three months ended March 31, 2023.
We expect to continue to incur additional restructuring expense in 2024 and beyond, primarily related to programs focused on reducing global overhead costs and on the continued rotation of our manufacturing footprint to best cost locations in Europe, which includes approximately $60 million (of which approximately $40 million relates to the Signal and Power Solutions segment and approximately $20 million relates to the Advanced Safety and User Experience segment) for programs approved as of March 31, 2024, which includes the amounts related to the global salaried headcount reduction program described above and which are expected to be incurred within the next twelve months. Additionally, as we continue to operate in a cyclical industry that is impacted by movements in the global and regional economies, we continually evaluate opportunities to further adjust our cost structure and optimize our manufacturing footprint. The Company plans to implement additional restructuring activities in the future, if necessary, in order to align manufacturing capacity and other costs with prevailing regional automotive production levels and locations, to improve the efficiency and utilization of other locations and in order to increase investment in advanced technologies and engineering. Such future restructuring actions are dependent on market conditions, customer actions and other factors.
Refer to Note 7. Restructuring to the consolidated financial statements contained herein for additional information.

Interest Expense

	Three Months Ended March 31,
	2024	2023	Favorable/ (unfavorable)

	(in millions)
Interest expense	$65	$67	$2
Refer to Note 8. Debt to the consolidated financial statements contained herein for additional information.

Other Income, Net

	Three Months Ended March 31,
	2024	2023	Favorable/ (unfavorable)

	(in millions)
Other income (expense), net	$15	$(1)	$16
Other income, net for the three months ended March 31, 2024 includes interest income of $20 million.
Other expense, net for the three months ended March 31, 2023 includes an impairment loss of $18 million recognized for Aptiv’s equity investments without readily determinable fair values and losses of $3 million recognized for the change in fair value of publicly traded equity securities, partially offset by interest income of $22 million.
Refer to Note 16. Other Income, net to the consolidated financial statements contained herein for additional information.

Income Taxes

	Three Months Ended March 31,
	2024	2023	Favorable/ (unfavorable)

	(in millions)
Income tax expense	$76	$34	$(42)
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
The Company’s effective tax rate for the three months ended March 31, 2024 includes net discrete tax expense of approximately $7 million, primarily related to changes in the tax benefits of vested share-based compensation and changes in accruals for unremitted earnings. The Company’s effective tax rate for the three months ended March 31, 2023 includes net discrete tax benefits of approximately $3 million, primarily related to changes in reserves.
On December 15, 2022, the European Union (the “E.U.”) Member States formally adopted the Framework, which generally provides for a minimum effective tax rate of 15%, as established by the OECD. Many countries have enacted legislation consistent with the Framework effective at the beginning of 2024. The OECD continues to release additional guidance on these rules. The Company has proactively responded to these tax policy changes, as described below, and will continue to closely monitor developments. Our effective tax rate for the three months ended March 31, 2024 includes an unfavorable impact from the enacted Framework.
In response to the Framework, the Company initiated changes to its corporate entity structure, including intercompany transfers of certain intellectual property to one of its subsidiaries in Switzerland, during the second half of 2023. Furthermore, during the third quarter of 2023, the Company’s Swiss subsidiary was granted a ten year tax incentive, beginning in 2024. The measurement of certain deferred tax assets and associated income tax benefits resulting from these transactions was impacted by tax legislation in Switzerland enacted in the fourth quarter of 2023, which increased the statutory income tax rate, resulting in additional deferred tax benefit impacts, net of valuation allowances. During the second half of 2023, the total income tax benefit recorded as a result of the intercompany transfers of intellectual property, all as described above, combined with other related additional tax expense as a result of the transactions, was approximately $2,080 million.
Refer to Note 11. Income Taxes to the consolidated financial statements contained herein for additional information.

Equity Loss

	Three Months Ended March 31,
	2024	2023	Favorable/ (unfavorable)

	(in millions)
Equity loss, net of tax	$69	$82	$13
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
The reconciliation of Adjusted Operating Income to operating income includes, as applicable, amortization, restructuring, other acquisition and portfolio project costs (which includes costs incurred to integrate acquired businesses and to plan and execute product portfolio transformation actions, including business and product acquisitions and divestitures), asset impairments and other related charges, compensation expense related to acquisitions and gains (losses) on business divestitures and other transactions. The reconciliations of Adjusted Operating Income to net income attributable to Aptiv for the three months ended March 31, 2024 and 2023 are as follows:

	Signal and Power Solutions	Advanced Safety and User Experience	Total

	(in millions)
For the Three Months Ended March 31, 2024:
Adjusted operating income	$389	$155	$544
Amortization	(31)	(23)	(54)
Restructuring	(22)	(17)	(39)
Other acquisition and portfolio project costs	(19)	(9)	(28)
Compensation expense related to acquisitions	—	(4)	(4)
Operating income	$317	$102	419
Interest expense			(65)
Other income, net			15
Income before income taxes and equity loss			369
Income tax expense			(76)
Equity loss, net of tax			(69)
Net income			224
Net income attributable to noncontrolling interest			6
Net income attributable to Aptiv			$218

	Signal and Power Solutions	Advanced Safety and User Experience	Total

	(in millions)
For the Three Months Ended March 31, 2023:
Adjusted operating income	$374	$63	$437
Amortization	(36)	(23)	(59)
Restructuring	(7)	(4)	(11)
Other acquisition and portfolio project costs	(12)	(2)	(14)
Compensation expense related to acquisitions	—	(5)	(5)
Operating income	$319	$29	348
Interest expense			(67)
Other expense, net			(1)
Income before income taxes and equity loss			280
Income tax expense			(34)
Equity loss, net of tax			(82)
Net income			164
Net income attributable to noncontrolling interest			3
Net loss attributable to redeemable noncontrolling interest			(1)
Net income attributable to Aptiv			$162
Net sales, gross margin as a percentage of net sales and Adjusted Operating Income by segment for the three months ended March 31, 2024 and 2023 are as follows:

Net Sales by Segment

	Three Months Ended March 31,			Variance Due To:
	2024	2023	Favorable/ (unfavorable)	Volume, net of contractual price reductions	FX	Commodity pass-through	Other	Total

	(in millions)			(in millions)
Signal and Power Solutions	$3,487	$3,464	$23	$45	$(20)	$(2)	$—	$23
Advanced Safety and User Experience	1,429	1,366	63	66	(3)	—	—	63
Eliminations and Other	(15)	(12)	(3)	(3)	—	—	—	(3)
Total	$4,901	$4,818	$83	$108	$(23)	$(2)	$—	$83

Gross Margin Percentage by Segment

	Three Months Ended March 31,
	2024	2023
Signal and Power Solutions	18.0%	17.1%
Advanced Safety and User Experience	17.5%	12.2%
Total	17.9%	15.8%

Adjusted Operating Income by Segment

	Three Months Ended March 31,			Variance Due To:
	2024	2023	Favorable/ (unfavorable)	Volume, net of contractual price reductions	Operational performance	Other	Total

	(in millions)			(in millions)
Signal and Power Solutions	$389	$374	$15	$45	$(7)	$(23)	$15
Advanced Safety and User Experience	155	63	92	5	103	(16)	92
Total	$544	$437	$107	$50	$96	$(39)	$107
As noted in the table above, Adjusted Operating Income for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023 was impacted by operational performance, volume, including product mix, as well as the impacts of favorable pricing, net of contractual price reductions, of $43 million. Adjusted Operating Income was also impacted by the following items included within Other in the table above:
•Approximately $20 million of increased depreciation, primarily as a result of a higher fixed asset base.

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
As of March 31, 2024, we had cash and cash equivalents of $0.9 billion and net debt (defined as outstanding debt less cash and cash equivalents) of $5.3 billion. The following table summarizes our available liquidity, which includes cash, cash equivalents and funds available under our significant committed credit facilities, as of March 31, 2024:

March 31, 2024

(in millions)
Cash and cash equivalents	$941
Revolving Credit Facility, unutilized portion (1)	2,000
Committed European accounts receivable factoring facility, unutilized portion (2)	487
Total available liquidity	$3,428
(1)Availability reduced by less than $1 million in letters of credit issued under the Credit Agreement as of March 31, 2024.
(2)Based on March 31, 2024 foreign currency rates, subject to the availability of eligible accounts receivable.
We expect existing cash, available liquidity and cash flows from operations to continue to be sufficient to fund our global operating activities, including restructuring payments, capital expenditures and debt obligations. In addition, we expect to continue to repurchase outstanding ordinary shares pursuant to our authorized ordinary share repurchase program, as further described below.
We also continue to expect to be able to move funds between different countries to manage our global liquidity needs without material adverse tax implications, subject to current monetary policies. We utilize a combination of strategies, including dividends, cash pooling arrangements, intercompany loan repayments and other distributions and advances to provide the funds necessary to meet our global liquidity needs. There are no significant restrictions on the ability of our subsidiaries to pay dividends or make other distributions to Aptiv. As of March 31, 2024, the Company’s cash and cash equivalents held by our non-U.S. subsidiaries totaled approximately $0.9 billion. If additional non-U.S. cash was needed for our U.S. operations, we may be required to accrue and pay withholding if we were to distribute such funds from non-U.S. subsidiaries to the U.S.;

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
A summary of the ordinary shares repurchased during the three months ended March 31, 2024 and 2023 is as follows:

	Three Months Ended March 31,
	2024	2023
Total number of shares repurchased	7,347,410	603,741
Average price paid per share	$81.66	$115.45
Total (in millions)	$600	$70
As of March 31, 2024, approximately $1,015 million of share repurchases remained available under the January 2019 share repurchase program. All previously repurchased shares were retired and are reflected as a reduction of ordinary share capital for the par value of the shares, with the excess applied as reductions to additional paid-in-capital and retained earnings.
Dividends from Equity Investments
During the three months ended March 31, 2024, Aptiv received a dividend of $7 million from its equity method investments. The dividends were recognized as a reduction to the investment and represented a return on investment included in cash flows from operating activities.
Acquisitions and Other Transactions
Höhle—On April 3, 2023, Aptiv acquired 100% of the equity interests of Höhle Ltd. (“Höhle”), a manufacturer of microducts, for total consideration of $42 million. The results of operations of Höhle are reported within the Signal and Power Solutions segment from the date of acquisition. The Company acquired Höhle utilizing cash on hand.
Sale of Interest in Majority Owned Russian Subsidiary—Given the sanctions put in place by the E.U., U.S. and other governments, which restrict our ability to conduct business in Russia, we initiated a plan in the second quarter of 2022 to exit our 51% owned subsidiary in Russia, which was reported within the Signal and Power Solutions segment. On May 30, 2023, the Company completed the sale of its entire interest in the Russian subsidiary to JSC Samara Cables Company, the sole minority shareholder in the Russian subsidiary, for a nominal amount in exchange for all of the Company’s shares in the subsidiary. As a result of this transaction, the net assets held for sale of the Russian subsidiary were deconsolidated from the Company’s consolidated financial statements and the Company did not record any incremental gain or loss resulting from this disposition. Furthermore, losses relating to the Russian subsidiary during the held for sale period were de minimis. The former Russian subsidiary is not considered to be a related party of the Company after deconsolidation.
Refer to Note 17. Acquisitions and Divestitures to the consolidated financial statements contained herein for further detail of the Company’s business acquisitions and divestitures.
Technology Investments—During the three months ended March 31, 2024, the Company’s Advanced Safety and User Experience segment made investments totaling approximately $40 million in convertible redeemable preferred shares of StradVision, Inc. (“StradVision”), a provider of deep learning-based camera perception software for automotive applications. The Company previously made investments in StradVision totaling approximately $44 million in prior years. Due to the Company’s redemption rights, the Company’s investment in StradVision is classified as an available-for-sale debt security within other long-term assets in the consolidated balance sheets, with changes in fair value recorded in other comprehensive income.
Refer to Note 21. Investments in Affiliates to the consolidated financial statements contained herein for further detail of the Company’s investments.
Credit Agreement
Aptiv PLC and its wholly-owned subsidiary Aptiv Corporation entered into a credit agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent (the “Administrative Agent”), under which it maintains a senior unsecured credit facility currently consisting of a revolving credit facility of $2 billion (the “Revolving Credit Facility”). The Revolving Credit Facility matures on June 24, 2026. As of September 30, 2023, the Company also maintained a senior unsecured credit facility in the form of a term loan (the “Tranche A Term Loan”). On October 27, 2023, the Company fully repaid the outstanding principal balance of $301 million on the Tranche A Term Loan, utilizing cash on hand. Aptiv Global Financing Limited (“AGFL”), a wholly-owned subsidiary of Aptiv PLC, previously executed a joinder agreement to the Credit Agreement, which allows it to act as a borrower under the Credit Agreement, and a guaranty supplement, under which AGFL guarantees the obligations under the Credit Agreement, subject to certain exceptions.
The Credit Agreement was entered into in March 2011 and has been subsequently amended and restated on several occasions, most recently on June 24, 2021, and was further amended on April 19, 2023. The June 2021 amendment, among other things, (1) refinanced and replaced the term loan A and revolver with a new term loan A that matured in 2026, and a new five-year revolving credit facility with aggregate commitments of $2 billion, (2) utilized the Company’s existing sustainability-linked metrics and commitments, that, if achieved, would change the facility fee and interest rate margins as described below, and (3) established the leverage ratio maintenance covenant that requires the Company to maintain total net leverage (as calculated in accordance with the Credit Agreement) of less than 3.5 to 1.0 (or 4.0 to 1.0 for four full fiscal quarters following completion of material acquisitions, as defined in the Credit Agreement) and allowed for dividends and other payments on equity. Effective from the date of the April 2023 amendment, all interest rate benchmarks within the Credit Agreement that were previously based on the London Interbank Offered Rate (“LIBOR”) were transitioned to a rate based on the Secured Overnight Financing Rate (“SOFR”). The Credit Agreement also contains an accordion feature that permits Aptiv to increase, from time to time, the aggregate borrowing capacity under the Credit Agreement by up to an additional $1 billion upon Aptiv’s request, the agreement of the lenders participating in the increase, and the approval of the Administrative Agent. Borrowings under the Credit Agreement are prepayable at Aptiv’s option without premium or penalty.
As of March 31, 2024, Aptiv had no amounts outstanding under the Revolving Credit Facility and less than $1 million in letters of credit were issued under the Credit Agreement. Letters of credit issued under the Credit Agreement reduce availability under the Revolving Credit Facility. The maximum amount drawn under the Revolving Credit Facility during the three months ended March 31, 2024 was $50 million.
Loans under the Credit Agreement bear interest, at Aptiv’s option, at either (a) the Administrative Agent’s Alternate Base Rate (“ABR” as defined in the Credit Agreement) or (b) SOFR plus in either case a percentage per annum as set forth in the table below (the “Applicable Rate”). The rates under the Credit Agreement on the specified dates are set forth below:

	March 31, 2024		December 31, 2023
	SOFR plus	ABR plus	SOFR plus	ABR plus
Revolving Credit Facility	1.06%	0.06%	1.06%	0.06%
The Applicable Rate under the Credit Agreement, as well as the facility fee, may increase or decrease from time to time based on changes in the Company’s credit ratings and whether the Company achieves or fails to achieve certain sustainability-linked targets with respect to greenhouse gas emissions and workplace safety. Such adjustments may be up to 0.04% per annum on interest rate margins on the Revolving Credit Facility, 0.02% per annum on interest rate margins on the Tranche A Term Loan (prior to its repayment, as described above) and 0.01% per annum on the facility fee. Accordingly, the interest rate is subject to fluctuation during the term of the Credit Agreement based on changes in the ABR, SOFR, changes in the Company’s corporate credit ratings or whether the Company achieves or fails to achieve its sustainability-linked targets. The Credit Agreement also requires that Aptiv pay certain facility fees on the Revolving Credit Facility, which are also subject to adjustment based on the sustainability-linked targets as described above, and certain letter of credit issuance and fronting fees. The Company achieved the sustainability-linked targets for the 2022 calendar year, and the interest rate margins and facility fees were reduced from the Applicable Rates, by the amounts specified above, effective in the third quarter of 2023.
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
The Credit Agreement also contains events of default customary for financings of this type. The Company was in compliance with the Credit Agreement covenants as of March 31, 2024.
As of March 31, 2024, all obligations under the Credit Agreement were borrowed by Aptiv Corporation and jointly and severally guaranteed by AGFL and Aptiv PLC, subject to certain exceptions set forth in the Credit Agreement.

Senior Unsecured Notes
As of March 31, 2024, the Company had the following senior unsecured notes issued and outstanding:

Aggregate Principal Amount (in millions)	Stated Coupon Rate	Issuance Date	Maturity Date	Interest Payment Date

$700	2.396%	February 2022	February 2025	February 18 and August 18
$758	1.50%	March 2015	March 2025	March 10
$542	1.60%	September 2016	September 2028	September 15
$300	4.35%	March 2019	March 2029	March 15 and September 15
$800	3.25%	February 2022	March 2032	March 1 and September 1
$300	4.40%	September 2016	October 2046	April 1 and October 1
$350	5.40%	March 2019	March 2049	March 15 and September 15
$1,500	3.10%	November 2021	December 2051	June 1 and December 1
$1,000	4.15%	February 2022	May 2052	May 1 and November 1
Although the specific terms of each indenture governing each series of senior notes vary, the indentures contain certain restrictive covenants, including with respect to Aptiv’s (and Aptiv’s subsidiaries’) ability to incur liens, enter into sale and leaseback transactions and merge with or into other entities. As of March 31, 2024, the Company was in compliance with the provisions of all series of the outstanding senior notes. Refer to Note 8. Debt to the consolidated financial statements contained herein for additional information.
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

Obligor Group

Three Months Ended March 31, 2024	(in millions)
Net sales	$—
Gross margin	$—
Operating income	$—
Net loss	$(52)
Net loss attributable to Aptiv	$(52)

As of March 31, 2024:
Current assets (1)	$2,642
Long-term assets (1)	$547
Current liabilities (2)	$6,231
Long-term liabilities (2)	$4,940
Noncontrolling interest	$—

As of December 31, 2023:
Current assets (1)	$4,699
Long-term assets (1)	$562
Current liabilities (2)	$6,090
Long-term liabilities (2)	$6,419
Noncontrolling interest	$—
(1)Includes current assets of $2,396 million and $3,826 million, and long-term assets of $537 million and $555 million, due from Non-Guarantors as of March 31, 2024 and December 31, 2023, respectively.
(2)Includes current liabilities of $4,686 million and $6,013 million, and long-term liabilities of $226 million and $226 million, due to Non-Guarantors as of March 31, 2024 and December 31, 2023, respectively.
Other Financing
Receivable factoring—Aptiv maintains a €450 million European accounts receivable factoring facility that is available on a committed basis and allows for factoring of receivables denominated in both Euros and U.S. dollars (“USD”). This facility is accounted for as short-term debt and borrowings are subject to the availability of eligible accounts receivable. Collateral is not required related to these trade accounts receivable. This facility became effective on January 1, 2021 and had an initial term of three years, and was renewed for an additional three year term, effective November 2023, subject to Aptiv’s right to terminate at any time with three months’ notice. After expiration of the new three-year term, either party can terminate with three months’ notice. Borrowings denominated in Euros under the facility bear interest at the three-month Euro Interbank Offered Rate (“EURIBOR”) plus 0.50% and USD borrowings bear interest at two-month SOFR plus 0.50%, with borrowings under either denomination carrying a minimum interest rate of 0.20%. As of March 31, 2024 and December 31, 2023, Aptiv had no amounts drawn on the European accounts receivable factoring facility. No amounts were drawn under the European accounts receivable factoring facility during the three months ended March 31, 2024.
Finance leases and other—As of March 31, 2024 and December 31, 2023, approximately $40 million and $21 million, respectively, of other debt primarily issued by certain non-U.S. subsidiaries and finance lease obligations were outstanding.
Letter of credit facilities—In addition to the letters of credit issued under the Credit Agreement, Aptiv had approximately $4 million outstanding through other letter of credit facilities as of March 31, 2024 and December 31, 2023, primarily to support arrangements and other obligations at certain of its subsidiaries.
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
Operating activities—Net cash provided by operating activities totaled $244 million for the three months ended March 31, 2024 and net cash used in operating activities totaled $9 million for the three months ended March 31, 2023. Cash flows provided by operating activities for the three months ended March 31, 2024 consisted primarily of net earnings of $224 million, increased by $242 million for non-cash charges for depreciation, amortization and pension costs, partially offset by $360 million related to changes in operating assets and liabilities, net of restructuring and pension contributions. Cash flows used in operating activities for the three months ended March 31, 2023 consisted primarily of net earnings of $164 million, increased by $227 million for non-cash charges for depreciation, amortization and pension costs, offset by $497 million related to changes in operating assets and liabilities, net of restructuring and pension contributions.
Investing activities—Net cash used in investing activities totaled $305 million for the three months ended March 31, 2024, as compared to $309 million for the three months ended March 31, 2023. Cash flows used in investing activities for the three months ended March 31, 2024 and 2023 consisted primarily of capital expenditures.
Financing activities—Net cash used in financing activities totaled $626 million and $122 million for the three months ended March 31, 2024 and 2023, respectively. Cash flows used in financing activities for the three months ended March 31, 2024 primarily included $600 million paid to repurchase ordinary shares. Cash flows used in financing activities for the three months ended March 31, 2023 primarily included $68 million paid to repurchase ordinary shares and $16 million of MCPS dividend payments.
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
Critical Accounting Estimates
There have been no significant changes in our critical accounting estimates during the three months ended March 31, 2024.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes to the information concerning our exposures to market risk as stated in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. As described in the Form 10-K, we have currency exposures related to buying, selling and financing in currencies other than the local functional currencies in which we operate (“transactional exposure”). We also have currency exposures related to the translation of the financial statements of our non-U.S. subsidiaries that use the local currency as their functional currency into U.S. dollars, the Company’s reporting currency (“translational exposure”). As described in Note 14. Derivatives and Hedging Activities to the unaudited consolidated financial statements included in Part I, Item 1 of this report, to manage this risk the Company designates certain qualifying instruments as net investment hedges of certain non-U.S. subsidiaries. The effective portion of the gains or losses on instruments designated as net investment hedges are recognized within the cumulative translation adjustment component of OCI to offset changes in the value of the net investment in these foreign currency-denominated operations.

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
As of March 31, 2024, the Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated, for disclosure purposes, the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective to provide reasonable assurance that the desired control objectives were achieved as of March 31, 2024.
Changes in Internal Control over Financial Reporting
There were no material changes in the Company’s internal controls over financial reporting during the three months ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
We are from time to time subject to various actions, claims, suits, government investigations, and other proceedings incidental to our business, including those arising out of alleged defects, alleged breaches of contracts, competition and antitrust matters, product warranties, intellectual property matters, personal injury claims and employment-related matters. For a description of risks related to various legal proceedings and claims, see Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2023. For a description of our outstanding material legal proceedings, see Note 10. Commitments and Contingencies to the unaudited consolidated financial statements included in this report.

ITEM 1A. RISK FACTORS
There have been no material changes in risk factors for the Company in the period covered by this report. For information regarding factors that could affect the Company’s results of operations, financial condition and liquidity, see the risk factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
A summary of our ordinary shares repurchased during the three months ended March 31, 2024, is shown below:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (in millions) (3)
January 1, 2024 to January 31, 2024	—	$—	—	$1,615
February 1, 2024 to February 29, 2024	6,712,315	$81.93	6,712,315	$1,065
March 1, 2024 to March 31, 2024	635,095	$78.73	635,095	$1,015
Total	7,347,410	$81.66	7,347,410

(1)	The total number of shares purchased under the plans authorized by the Board of Directors are described below.
(2)	Excluding commissions.
(3)	In January 2019, the Board of Directors authorized a share repurchase program of up to $2.0 billion. This program follows the completion of the previously announced share repurchase program of $1.5 billion, which was approved by the Board of Directors in April 2016. The timing of repurchases is dependent on price, market conditions and applicable regulatory requirements.

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

The following table describes contracts, instructions or written plans for the sale or purchase of our securities adopted by our executive officers and directors during the first quarter of 2024, each of which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c), referred to as Rule 10b5-1 trading plans.

Name and Title	Action	Date of Adoption of Rule 10b5-1 Trading Plan	Scheduled Expiration Date of Rule 10b5-1 Trading Plan (1)	Aggregate Number of Securities/Dollar Value to be Purchased or Sold
Allan J. Brazier Vice President and Chief Accounting Officer	Adoption	2/1/2024	12/31/2024	Sale of up to 7,513 ordinary shares
William T. Presley Vice Chairman and Chief Operating Officer	Adoption	2/5/2024	1/31/2025	Sale of up to 7,560 ordinary shares
Nancy E. Cooper Director	Adoption	3/14/2024	12/31/2024	Sale of up to $60,000
(1)In each case, a trading plan may also expire on such earlier dates as all transactions under the trading plan are completed.
During the first quarter of 2024, no executive officer or director of the Company adopted, modified or terminated any non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

ITEM 6. EXHIBITS

Exhibit Number	Description
10.1	Aptiv PLC 2024 Long-Term Incentive Plan (incorporated by reference to the Company's Proxy Statement dated March 11, 2024)+
10.2	Offer letter for Obed D. Louissaint, dated October 20, 2022*+
22	List of Guarantor Subsidiaries*
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer*
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	Inline XBRL Instance Document# - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document#
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document#
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document#
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document#
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document#
104	Cover Page Interactive Data File# - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
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

Dated: May 2, 2024