Form 10-Q
period 2024-06-30
Aptiv PLC
filed 2024-08-01
CIK 1521332

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
For the quarterly period ended June 30, 2024
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
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Ordinary Shares, $0.01 par value per share	APTV	New York Stock Exchange
2.396% Senior Notes due 2025	APTV	New York Stock Exchange
1.500% Senior Notes due 2025	APTV	New York Stock Exchange
1.600% Senior Notes due 2028	APTV	New York Stock Exchange
4.350% Senior Notes due 2029	APTV	New York Stock Exchange
3.250% Senior Notes due 2032	APTV	New York Stock Exchange
4.250% Senior Notes due 2036	APTV	New York Stock Exchange
4.400% Senior Notes due 2046	APTV	New York Stock Exchange
5.400% Senior Notes due 2049	APTV	New York Stock Exchange
3.100% Senior Notes due 2051	APTV	New York Stock Exchange
4.150% Senior Notes due 2052	APTV	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of the registrant’s ordinary shares outstanding, $0.01 par value per share as of July 26, 2024, was 265,760,092.

APTIV PLC
INDEX

		Page
Part I - Financial Information
Item 1.	Financial Statements
	Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2024 and 2023 (Unaudited)	3
	Consolidated Statements of Comprehensive Income for the Three and Six Months Ended June 30, 2024 and 2023 (Unaudited)	4
	Consolidated Balance Sheets as of June 30, 2024 (Unaudited) and December 31, 2023	5
	Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2024 and 2023 (Unaudited)	6
	Consolidated Statements of Redeemable Noncontrolling Interest and Shareholders’ Equity for the Three and Six Months Ended June 30, 2024 and 2023 (Unaudited)	7
	Notes to Consolidated Financial Statements (Unaudited)	9
	Cautionary Statement Regarding Forward Looking Information	45
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	46
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	66
Item 4.	Controls and Procedures	67

Part II - Other Information
Item 1.	Legal Proceedings	68
Item 1A.	Risk Factors	68
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	68
Item 5.	Other Information	68
Item 6.	Exhibits	69

Signatures		70

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
APTIV PLC
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(in millions, except per share amounts)
Net sales	$5,051	$5,200	$9,952	$10,018
Operating expenses:
Cost of sales	4,083	4,336	8,106	8,394
Selling, general and administrative	405	353	771	695
Amortization	52	59	106	118
Restructuring (Note 7)	70	42	109	53
Total operating expenses	4,610	4,790	9,092	9,260
Operating income	441	410	860	758
Interest expense	(64)	(72)	(129)	(139)
Other income, net (Note 16)	10	11	25	10
Gain on Motional transactions (Note 21)	641	—	641	—
Income before income taxes and equity loss	1,028	349	1,397	629
Income tax expense (Note 11)	(51)	(30)	(127)	(64)
Income before equity loss	977	319	1,270	565
Equity loss, net of tax	(34)	(73)	(103)	(155)
Net income	943	246	1,167	410
Net income attributable to noncontrolling interest	5	4	11	7
Net loss attributable to redeemable noncontrolling interest	—	—	—	(1)
Net income attributable to Aptiv	938	242	1,156	404
Mandatory convertible preferred share dividends (Note 12)	—	(13)	—	(29)
Net income attributable to ordinary shareholders	$938	$229	$1,156	$375

Basic net income per share:
Basic net income per share attributable to ordinary shareholders	$3.47	$0.84	$4.24	$1.38
Weighted average number of basic shares outstanding	270.19	272.69	272.69	271.86

Diluted net income per share (Note 12):
Diluted net income per share attributable to ordinary shareholders	$3.47	$0.84	$4.24	$1.38
Weighted average number of diluted shares outstanding	270.43	272.77	272.87	271.97
See notes to consolidated financial statements.

APTIV PLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(in millions)
Net income	$943	$246	$1,167	$410
Other comprehensive (loss) income:
Currency translation adjustments	(87)	(39)	(158)	(22)
Net change in unrecognized (loss) gain on derivative instruments, net of tax (Note 14)	(101)	54	(86)	148
Employee benefit plans adjustment, net of tax	1	(1)	1	(1)
Other comprehensive (loss) income	(187)	14	(243)	125
Comprehensive income	756	260	924	535
Comprehensive income attributable to noncontrolling interests	6	1	11	4
Comprehensive (loss) income attributable to redeemable noncontrolling interest	(2)	—	(4)	1
Comprehensive income attributable to Aptiv	$752	$259	$917	$530
See notes to consolidated financial statements.

APTIV PLC
CONSOLIDATED BALANCE SHEETS

	June 30, 2024	December 31, 2023
	(Unaudited)

	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$1,409	$1,640
Short-term investments (Note 2)	748	—
Accounts receivable, net of allowance for doubtful accounts of $81 million and $52 million, respectively (Note 2)	3,592	3,546
Inventories (Note 3)	2,370	2,365
Other current assets (Note 4)	710	696
Total current assets	8,829	8,247
Long-term assets:
Property, net	3,731	3,785
Operating lease right-of-use assets	515	540
Investments in affiliates (Note 21)	1,506	1,443
Intangible assets, net (Note 2)	2,263	2,399
Goodwill (Note 2)	5,078	5,151
Other long-term assets (Note 4)	2,829	2,862
Total long-term assets	15,922	16,180
Total assets	$24,751	$24,427
LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt (Note 8)	$1,475	$9
Accounts payable	2,915	3,151
Accrued liabilities (Note 5)	1,518	1,648
Total current liabilities	5,908	4,808
Long-term liabilities:
Long-term debt (Note 8)	5,504	6,204
Pension benefit obligations	407	417
Long-term operating lease liabilities	437	453
Other long-term liabilities (Note 5)	725	701
Total long-term liabilities	7,073	7,775
Total liabilities	12,981	12,583
Commitments and contingencies (Note 10)
Redeemable noncontrolling interest (Note 2)	95	99
Shareholders’ equity:
Preferred shares, $0.01 par value per share, 50,000,000 shares authorized, none issued and outstanding	—	—
Ordinary shares, $0.01 par value per share, 1,200,000,000 shares authorized, 266,704,200 and 279,033,365 issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	3	3
Additional paid-in-capital	3,947	4,028
Retained earnings	8,401	8,162
Accumulated other comprehensive loss (Note 13)	(884)	(645)
Total Aptiv shareholders’ equity	11,467	11,548
Noncontrolling interest	208	197
Total shareholders’ equity	11,675	11,745
Total liabilities, redeemable noncontrolling interest and shareholders’ equity	$24,751	$24,427
See notes to consolidated financial statements.

APTIV PLC
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
	2024	2023

	(in millions)
Cash flows from operating activities:
Net income	$1,167	$410
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	372	322
Amortization	106	118
Amortization of deferred debt issuance costs	4	5
Restructuring expense, net of cash paid	(34)	—
Deferred income taxes	31	(17)
Pension and other postretirement benefit expenses	23	22
Loss from equity method investments, net of dividends received	110	160
Loss on sale of assets	1	1
Share-based compensation	57	51
Gain on Motional transactions	(641)	—
Changes in operating assets and liabilities:
Accounts receivable, net	(46)	(295)
Inventories	(5)	(35)
Other assets	(30)	(85)
Accounts payable	(110)	(43)
Accrued and other long-term liabilities	(83)	(65)
Other, net	(22)	(9)
Pension contributions	(13)	(14)
Net cash provided by operating activities	887	526
Cash flows from investing activities:
Capital expenditures	(491)	(491)
Proceeds from sale of property	2	3
Proceeds from business divestitures, net of cash sold	—	(17)
Cost of business acquisitions and other transactions, net of cash acquired	—	(83)
Cost of technology investments	(40)	(1)
Proceeds from the sale of equity method investment	448	—
Purchase of short-term investments	(748)	—
Settlement of derivatives	—	(1)
Net cash used in investing activities	(829)	(590)
Cash flows from financing activities:
Net repayments under other short-term debt agreements	(11)	(8)
Net repayments under other long-term debt agreements	—	(2)
Proceeds from the issuance of senior notes, net of issuance costs	798	—
Contingent consideration payments	—	(10)
Repurchase of ordinary shares	(1,030)	(98)
Distribution of mandatory convertible preferred share cash dividends	—	(32)
Taxes withheld and paid on employees’ restricted share awards	(21)	(31)
Net cash used in financing activities	(264)	(181)
Effect of exchange rate fluctuations on cash, cash equivalents and restricted cash	(25)	(8)
Decrease in cash, cash equivalents and restricted cash	(231)	(253)
Cash, cash equivalents and restricted cash at beginning of the period	1,640	1,555
Cash, cash equivalents and restricted cash at end of the period	$1,409	$1,302

	June 30,
	2024	2023
	(in millions)
Supplemental non-cash investing activities:
Capital expenditures included in accounts payable	$167	$217
See notes to consolidated financial statements.

APTIV PLC
CONSOLIDATED STATEMENTS OF REDEEMABLE NONCONTROLLING INTEREST AND SHAREHOLDERS’ EQUITY (Unaudited)

	Three Months Ended June 30,

		Ordinary Shares		Preferred Shares

	Redeemable Noncontrolling Interest	Number of shares	Amount of shares	Number of shares	Amount of shares	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Aptiv Shareholders’ Equity	Noncontrolling Interest	Total Shareholders’ Equity

2024		(in millions)
Balance at March 31, 2024	$97	272	$3	—	$—	$3,968	$7,847	$(698)	$11,120	$202	$11,322
Net income	—	—	—	—	—	—	938	—	938	—	938
Other comprehensive (loss) income	(2)	—	—	—	—	—	—	(186)	(186)	1	(185)
Net income attributable to noncontrolling interest	—	—	—	—	—	—	—	—	—	5	5
Taxes withheld on employees’ restricted share award vestings	—	—	—	—	—	(1)	—	—	(1)	—	(1)
Repurchase of ordinary shares	—	(6)	—	—	—	(50)	(384)	—	(434)	—	(434)
Share-based compensation	—	1	—	—	—	30	—	—	30	—	30
Balance at June 30, 2024	$95	267	$3	—	$—	$3,947	$8,401	$(884)	$11,467	$208	$11,675

2023
Balance at March 31, 2023	$97	271	$3	12	$—	$3,972	$5,690	$(682)	$8,983	$192	$9,175
Net income	—	—	—	—	—	—	242	—	242	—	242
Other comprehensive income (loss)	—	—	—	—	—	—	—	17	17	(3)	14
Net income attributable to noncontrolling interest	—	—	—	—	—	—	—	—	—	4	4
Mandatory convertible preferred share cumulative dividends	—	—	—	—	—	—	(13)	—	(13)	—	(13)
Conversion of MCPS to ordinary shares	—	12	—	(12)	—	—	—	—	—	—	—
Taxes withheld on employees’ restricted share award vestings	—	—	—	—	—	(1)	—	—	(1)	—	(1)
Repurchase of ordinary shares	—	(1)	—	—	—	(2)	(26)	—	(28)	—	(28)
Share-based compensation	—	1	—	—	—	32	—	—	32	—	32
Balance at June 30, 2023	$97	283	$3	—	$—	$4,001	$5,893	$(665)	$9,232	$193	$9,425
See notes to consolidated financial statements.

APTIV PLC
CONSOLIDATED STATEMENTS OF REDEEMABLE NONCONTROLLING INTEREST AND SHAREHOLDERS’ EQUITY (Unaudited) (Continued)

	Six Months Ended June 30,

		Ordinary Shares		Preferred Shares

	Redeemable Noncontrolling Interest	Number of shares	Amount of shares	Number of shares	Amount of shares	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Aptiv Shareholders’ Equity	Noncontrolling Interest	Total Shareholders’ Equity

2024		(in millions)
Balance at January 1, 2024	$99	279	$3	—	$—	$4,028	$8,162	$(645)	$11,548	$197	$11,745
Net income	—	—	—	—	—	—	1,156	—	1,156	—	1,156
Other comprehensive loss	(4)	—	—	—	—	—	—	(239)	(239)	—	(239)
Net income attributable to noncontrolling interest	—	—	—	—	—	—	—	—	—	11	11
Taxes withheld on employees’ restricted share award vestings	—	—	—	—	—	(21)	—	—	(21)	—	(21)
Repurchase of ordinary shares	—	(13)	—	—	—	(117)	(917)	—	(1,034)	—	(1,034)
Share-based compensation	—	1	—	—	—	57	—	—	57	—	57
Balance at June 30, 2024	$95	267	$3	—	$—	$3,947	$8,401	$(884)	$11,467	$208	$11,675

2023
Balance at January 1, 2023	$96	271	$3	12	$—	$3,989	$5,608	$(791)	$8,809	$189	$8,998
Net income	—	—	—	—	—	—	404	—	404	—	404
Other comprehensive income (loss)	2	—	—	—	—	—	—	126	126	(3)	123
Net (loss) income attributable to noncontrolling interest	(1)	—	—	—	—	—	—	—	—	7	7
Mandatory convertible preferred share cumulative dividends	—	—	—	—	—	—	(29)	—	(29)	—	(29)
Conversion of MCPS to ordinary shares	—	12	—	(12)	—	—	—	—	—	—	—
Taxes withheld on employees’ restricted share award vestings	—	—	—	—	—	(31)	—	—	(31)	—	(31)
Repurchase of ordinary shares	—	(1)	—	—	—	(8)	(90)	—	(98)	—	(98)
Share-based compensation	—	1	—	—	—	51	—	—	51	—	51
Balance at June 30, 2023	$97	283	$3	—	$—	$4,001	$5,893	$(665)	$9,232	$193	$9,425
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
During the six months ended June 30, 2024 and 2023, Aptiv received dividends of $7 million and $5 million, respectively, from its equity method investments. The dividends were recognized as a reduction to the investment and represented a return on investment included in cash flows from operating activities.
Aptiv’s investments in publicly traded equity securities totaled $16 million and $14 million as of June 30, 2024 and December 31, 2023, respectively, and are classified within other long-term assets in the consolidated balance sheets. Aptiv’s non-publicly traded investments totaled $91 million and $51 million as of June 30, 2024 and December 31, 2023, respectively, and are classified within other long-term assets in the consolidated balance sheets. Refer to Note 21. Investments in Affiliates for further information regarding Aptiv’s investments.
In 2022, the Company acquired 85% of the equity interests of Intercable Automotive Solutions S.r.l. (“Intercable Automotive”). Concurrent with the acquisition, the Company entered into an agreement with the noncontrolling interest holders that provides the Company with the right to purchase, and the noncontrolling interest holders with the right to sell, the remaining 15% of Intercable Automotive for cash at a contractually defined value beginning in 2026. As a result of this redemption feature, the Company recorded the redeemable noncontrolling interest at its acquisition-date fair value to temporary equity in the consolidated balance sheet. The redeemable noncontrolling interest is adjusted each reporting period for the income (loss) attributable to the noncontrolling interest, and for any measurement period adjustments necessary to record the redeemable noncontrolling interest at the higher of its redemption value, assuming it was redeemable at the reporting date, or its carrying value. Any measurement period adjustments are recorded to retained earnings, with a corresponding increase or reduction to net income attributable to Aptiv. Redeemable noncontrolling interest was $95 million and $99 million as of June 30, 2024 and December 31, 2023, respectively.

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
Revenue recognition—Revenue is measured based on consideration specified in a contract with a customer. Customer contracts for production parts generally are represented by a combination of a current purchase order and a current production schedule issued by the customer. Substantially all of the Company's revenue is generated from the sale of manufactured production parts, wherein there is a single performance obligation. Transfer of control and revenue recognition for the Company’s sales of production parts generally occurs upon shipment or delivery of the product, which is when title, ownership, and risk of loss pass to the customer and is based on the applicable customer shipping terms. Revenue is measured based on the transaction price and the quantity of parts specified in a contract with a customer. Refer to Note 20. Revenue for further detail of the Company’s accounting for its revenue from sales of production parts.
Customer contracts for software licenses are generally represented by a sales contract or purchase order with contract durations typically ranging from one to three years. The Company recognizes revenue when it satisfies a performance obligation by transferring control over a product or service to a customer. Revenue from software licenses and professional software services is generally recognized at a point in time upon delivery or when the services are provided. Revenue from post delivery support and maintenance for software contracts is generally recognized over time on a ratable basis over the contract term. Certain software license contracts contain multiple performance obligations, for which the Company allocates the contract’s transaction price to each performance obligation based on the estimated relative standalone selling price of each distinct performance obligation in the contract. The standalone selling prices are generally determined based on observable inputs, such as the prices of standalone sales and historical contract pricing. Under certain of these arrangements, timing may differ between revenue recognition and billing. Refer to Note 20. Revenue for further detail of the Company’s accounting for its revenue from contracts with customers, including contract balances associated with software sales.
From time to time, Aptiv enters into pricing agreements with its customers that provide for price reductions on production parts, some of which are conditional upon achieving certain joint cost saving targets, which are accounted for as variable consideration. In these instances, revenue is recognized based on the agreed-upon price at the time of shipment if available, or in the event the Company concludes that a portion of the revenue for a given part may vary from the purchase order and requires estimation, the Company records consideration at the most likely amount that the Company expects to be entitled to based on historical experience and input from customer negotiations.
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

Short-term investments—Short-term investments are comprised of term deposits with original maturities greater than three months, for which book value approximates fair value. As described further in Note 8. Debt, these short-term investments are anticipated to be utilized to redeem the €700 million in aggregate principal amount of 1.50% Euro-denominated senior unsecured notes due 2025 (the “2015 Euro-denominated Senior Notes”) prior to their maturity.
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
Aptiv primarily utilizes historical loss and recovery data, combined with information on current economic conditions and reasonable and supportable forecasts to develop the estimate of the allowance for doubtful accounts in accordance with ASC Topic 326, Financial Instruments – Credit Losses (“ASC 326”). As of June 30, 2024 and December 31, 2023, the Company reported $3,592 million and $3,546 million, respectively, of accounts receivable, net of the allowances, which includes the allowance for doubtful accounts of $81 million and $52 million, respectively. During the six months ended June 30, 2024, the Company recorded bad debt expense totaling approximately $37 million, primarily related to a supply relationship in Europe. Other changes in the allowance for doubtful accounts were not material for the six months ended June 30, 2024.
Inventories—As of June 30, 2024 and December 31, 2023, inventories are stated at the lower of cost, determined on a first-in, first-out basis, or net realizable value, including direct material costs and direct and indirect manufacturing costs. Refer to Note 3. Inventories for additional information. Obsolete inventory is identified based on analysis of inventory for known obsolescence issues, and, generally, the net realizable value of inventory on hand in excess of one year’s supply is fully-reserved.
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
Intangible assets—Intangible assets were $2,263 million and $2,399 million as of June 30, 2024 and December 31, 2023, respectively. The Company amortizes definite-lived intangible assets over their estimated useful lives. The Company has definite-lived intangible assets related to patents and developed technology, customer relationships and trade names. Indefinite-lived in-process research and development intangible assets are not amortized, but are tested for impairment annually, or more frequently when indicators of potential impairment exist, until the completion or abandonment of the associated research and development efforts. Upon completion of the projects, the assets will be amortized over the expected economic life of the asset, which will be determined on that date. Should the project be determined to be abandoned, and if the asset developed has no alternative use, the full value of the asset will be charged to expense. The Company also has intangible assets related to acquired trade names that are classified as indefinite-lived when there are no foreseeable limits on the periods of time over which they are expected to contribute cash flows. These indefinite-lived trade name assets are tested for impairment annually, or more frequently when indicators of potential impairment exist. Costs to renew or extend the term of acquired intangible assets are recognized as expense as incurred. Amortization expense was $52 million and $106 million for the three and six months ended June 30, 2024, respectively, and $59 million and $118 million for the three and six months ended June 30, 2023, respectively, which includes the impact of any intangible asset impairment charges recorded during the period.
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
The impairment test involves first qualitatively assessing goodwill for impairment. If the qualitative assessment is not met the Company then performs a quantitative assessment by comparing the estimated fair value of each reporting unit to its carrying value, including goodwill. Fair value reflects the price a market participant would be willing to pay in a potential sale of the reporting unit. If the estimated fair value exceeds carrying value, then we conclude that no goodwill impairment has occurred. If the carrying value of the reporting unit exceeds its estimated fair value, the Company recognizes an impairment loss in an amount equal to the excess, not to exceed the amount of goodwill allocated to the reporting unit. The Company qualitatively concluded there were no goodwill impairments during the six months ended June 30, 2024 and 2023. Goodwill was $5,078 million and $5,151 million as of June 30, 2024 and December 31, 2023, respectively.
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
Customer concentrations—We sell our products and services to the major global OEMs in every region of the world. Our ten largest customers accounted for approximately 57% and 56% of our total net sales for the three and six months ended June 30, 2024, respectively, which included approximately 10% to Ford Motor Company during the three months ended June 30, 2024, and none of which individually exceeded 10% for the six months ended June 30, 2024. Our ten largest customers accounted for approximately 55% for the three and six months ended June 30, 2023, none of which individually exceeded 10%. During the three and six months ended June 30, 2024, our Signal and Power Solutions segment and our Advanced Safety and User Experience segment recognized net sales to all of our ten largest customers. During the three and six months ended June 30, 2023, our Signal and Power Solutions segment recognized net sales to all of our ten largest customers and our Advanced Safety and User Experience segment recognized net sales to eight of our ten largest customers.
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

3. INVENTORIES
Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or net realizable value, including direct material costs and direct and indirect manufacturing costs. A summary of inventories is shown below:

	June 30, 2024	December 31, 2023

	(in millions)
Productive material	$1,451	$1,507
Work-in-process	202	178
Finished goods	717	680
Total	$2,370	$2,365

4. ASSETS
Other current assets consisted of the following:

	June 30, 2024	December 31, 2023

	(in millions)
Value added tax receivable	$165	$160
Prepaid insurance and other expenses	89	91
Reimbursable engineering costs	165	122
Notes receivable	4	9
Income and other taxes receivable	122	100
Deposits to vendors	5	6
Derivative financial instruments (Note 14)	82	138
Capitalized upfront fees (Note 20)	10	12
Contract assets (Note 20)	66	55
Other	2	3
Total	$710	$696

Other long-term assets consisted of the following:

	June 30, 2024	December 31, 2023

	(in millions)
Deferred income taxes, net	$2,298	$2,351
Unamortized Revolving Credit Facility debt issuance costs	5	6
Income and other taxes receivable	47	33
Reimbursable engineering costs	128	163
Value added tax receivable	2	2
Technology investments (Note 21)	107	65
Derivative financial instruments (Note 14)	20	23
Capitalized upfront fees (Note 20)	44	49
Contract assets (Note 20)	80	67
Other	98	103
Total	$2,829	$2,862

5. LIABILITIES
Accrued liabilities consisted of the following:

	June 30, 2024	December 31, 2023

	(in millions)
Payroll-related obligations	$371	$371
Employee benefits, including current pension obligations	85	131
Income and other taxes payable	132	175
Warranty obligations (Note 6)	54	52
Restructuring (Note 7)	102	142
Customer deposits	106	91
Derivative financial instruments (Note 14)	11	6
Accrued interest	51	51
Contract liabilities (Note 20)	81	93
Operating lease liabilities	125	121
Other	400	415
Total	$1,518	$1,648

Other long-term liabilities consisted of the following:

	June 30, 2024	December 31, 2023

	(in millions)
Environmental	$3	$3
Extended disability benefits	4	4
Warranty obligations (Note 6)	8	9
Restructuring (Note 7)	28	25
Payroll-related obligations	12	12
Accrued income taxes	184	169
Deferred income taxes, net	379	394
Contract liabilities (Note 20)	19	16
Derivative financial instruments (Note 14)	18	1
Other	70	68
Total	$725	$701

6. WARRANTY OBLIGATIONS
Expected warranty costs for products sold are recognized principally at the time of sale of the product based on an estimate of the amount that eventually will be required to settle such obligations. These accruals are based on factors such as past experience, production changes, industry developments and various other considerations. The estimated costs related to product recalls based on a formal campaign soliciting return of that product are accrued at the time an obligation becomes probable and can be reasonably estimated. These estimates are adjusted from time to time based on facts and circumstances that impact the status of existing claims. Aptiv has recognized a reasonable estimate for its total aggregate warranty reserves, including product recall costs, across all of its operating segments as of June 30, 2024. The Company estimates the reasonably possible amount to ultimately resolve all matters in excess of the recorded reserves as of June 30, 2024 to be zero to $25 million.
The table below summarizes the activity in the product warranty liability for the six months ended June 30, 2024:

Warranty Obligations

(in millions)
Accrual balance at beginning of period	$61
Provision for estimated warranties incurred during the period	15
Changes in estimate for pre-existing warranties	13
Settlements	(27)
Accrual balance at end of period	$62

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
As part of the Company’s continued efforts to optimize its cost structure, it has undertaken several restructuring programs which include workforce reductions as well as plant closures. These programs are primarily focused on reducing global overhead costs, the continued rotation of our manufacturing footprint to best cost locations in Europe and aligning manufacturing capacity with the current levels of automotive production in North America and Asia Pacific. During the three and six months ended June 30, 2024, the Company recorded employee-related and other restructuring charges related to these programs totaling approximately $70 million and $109 million, respectively. The charges recorded during the three and six months ended June 30, 2024 included the recognition of approximately $30 million and $54 million, respectively, for a program initiated in the fourth quarter of 2023 focused on global salaried workforce optimization, primarily in the European region.

There have been no changes in previously initiated programs that have resulted (or are expected to result) in a material change to our restructuring costs. The Company expects to incur additional restructuring costs of approximately $10 million for programs approved as of June 30, 2024, primarily related to the Signal and Power Solutions segment.
During the three and six months ended June 30, 2023, Aptiv recorded employee-related and other restructuring charges totaling approximately $42 million and $53 million, respectively. The charges recorded during the three months ended June 30, 2023 included the recognition of approximately $27 million of employee-related and other costs related to the initiation of the closure of a Western European manufacturing site within the Advanced Safety and User Experience segment pursuant to the Company’s ongoing European footprint rotation strategy.
Restructuring charges for employee separation and termination benefits are paid either over the severance period or in a lump sum in accordance with either statutory requirements or individual agreements. Aptiv incurred cash expenditures related to its restructuring programs of approximately $143 million and $53 million in the six months ended June 30, 2024 and 2023, respectively.
The following table summarizes the restructuring charges recorded for the three and six months ended June 30, 2024 and 2023 by operating segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(in millions)
Signal and Power Solutions	$54	$8	$76	$15
Advanced Safety and User Experience	16	34	33	38
Total	$70	$42	$109	$53
The table below summarizes the activity in the restructuring liability for the six months ended June 30, 2024:

	Employee Termination Benefits Liability	Other Exit Costs Liability	Total

	(in millions)
Accrual balance at January 1, 2024	$167	$—	$167
Provision for estimated expenses incurred during the period	109	—	109
Payments made during the period	(143)	—	(143)
Foreign currency and other	(3)	—	(3)
Accrual balance at June 30, 2024	$130	$—	$130

8. DEBT
The following is a summary of debt outstanding, net of unamortized issuance costs and discounts, as of June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023

	(in millions)
2.396%, senior notes, due 2025 (net of $1 and $2 unamortized issuance costs, respectively)	$699	$698
1.50%, Euro-denominated senior notes, due 2025 (net of $1 and $1 unamortized issuance costs, respectively)	747	772
1.60%, Euro-denominated senior notes, due 2028 (net of $2 and $2 unamortized issuance costs, respectively)	532	550
4.35%, senior notes, due 2029 (net of $1 and $2 unamortized issuance costs, respectively)	299	298
3.25%, senior notes, due 2032 (net of $6 and $6 unamortized issuance costs and $2 and $2 discount, respectively)	792	792
4.25%, Euro-denominated senior notes, due 2036 (net of $7 and $0 unamortized issuance costs and $2 and $0 discount, respectively)	792	—
4.40%, senior notes, due 2046 (net of $3 and $3 unamortized issuance costs and $1 and $1 discount, respectively)	296	296
5.40%, senior notes, due 2049 (net of $4 and $4 unamortized issuance costs and $1 and $1 discount, respectively)	345	345
3.10%, senior notes, due 2051 (net of $15 and $16 unamortized issuance costs and $30 and $30 discount, respectively)	1,455	1,454
4.15%, senior notes, due 2052 (net of $10 and $11 unamortized issuance costs and $2 and $2 discount, respectively)	988	987
Finance leases and other	34	21
Total debt	6,979	6,213
Less: current portion	(1,475)	(9)
Long-term debt	$5,504	$6,204
Credit Agreement
Aptiv PLC and its wholly-owned subsidiary Aptiv Corporation entered into a credit agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent (the “Administrative Agent”), under which it maintains a senior unsecured credit facility currently consisting of a revolving credit facility of $2 billion (the “Revolving Credit Facility”). The Revolving Credit Facility matures on June 24, 2026. As of September 30, 2023, the Company also maintained a senior unsecured credit facility in the form of a term loan (the “Tranche A Term Loan”). On October 27, 2023, the Company fully repaid the outstanding principal balance of $301 million on the Tranche A Term Loan, utilizing cash on hand. Aptiv Global Financing Designated Activity Company (“AGF DAC”, formerly known as Aptiv Global Financing Limited), a wholly-owned subsidiary of Aptiv PLC, previously executed a joinder agreement to the Credit Agreement, which allows it to act as a borrower under the Credit Agreement, and a guaranty supplement, under which AGF DAC guarantees the obligations under the Credit Agreement, subject to certain exceptions.
The Credit Agreement was entered into in March 2011 and has been subsequently amended and restated on several occasions, most recently on June 24, 2021, and was further amended on April 19, 2023. The June 2021 amendment, among other things, (1) refinanced and replaced the term loan A and revolver with a new term loan A that matured in 2026, and a new five-year revolving credit facility with aggregate commitments of $2 billion, (2) utilized the Company’s existing sustainability-linked metrics and commitments, that, if achieved, would change the facility fee and interest rate margins as described below, and (3) established the leverage ratio maintenance covenant that requires the Company to maintain total net leverage (as calculated in accordance with the Credit Agreement) of less than 3.5 to 1.0 (or 4.0 to 1.0 for four full fiscal quarters following completion of material acquisitions, as defined in the Credit Agreement) and allowed for dividends and other payments on equity. Effective from the date of the April 2023 amendment, all interest rate benchmarks within the Credit Agreement that were previously based on the London Interbank Offered Rate were transitioned to a rate based on the Secured Overnight Financing Rate (“SOFR”). The Credit Agreement also contains an accordion feature that permits Aptiv to increase, from time to time, the aggregate borrowing capacity under the Credit Agreement by up to an additional $1 billion upon Aptiv’s request, the agreement of the lenders participating in the increase, and the approval of the Administrative Agent. Borrowings under the Credit Agreement are prepayable at Aptiv’s option without premium or penalty.

As of June 30, 2024, Aptiv had no amounts outstanding under the Revolving Credit Facility and less than $1 million in letters of credit were issued under the Credit Agreement. Letters of credit issued under the Credit Agreement reduce availability under the Revolving Credit Facility.
Loans under the Credit Agreement bear interest, at Aptiv’s option, at either (a) the Administrative Agent’s Alternate Base Rate (“ABR” as defined in the Credit Agreement) or (b) SOFR plus in either case a percentage per annum as set forth in the table below (the “Applicable Rate”). The rates under the Credit Agreement on the specified dates are set forth below:

	June 30, 2024		December 31, 2023
	SOFR plus	ABR plus	SOFR plus	ABR plus
Revolving Credit Facility	1.06%	0.06%	1.06%	0.06%
The Applicable Rate under the Credit Agreement, as well as the facility fee, may increase or decrease from time to time based on changes in the Company’s credit ratings and whether the Company achieves or fails to achieve certain sustainability-linked targets with respect to greenhouse gas emissions and workplace safety. Such adjustments may be up to 0.04% per annum on interest rate margins on the Revolving Credit Facility, 0.02% per annum on interest rate margins on the Tranche A Term Loan (prior to its repayment, as described above) and 0.01% per annum on the facility fee. Accordingly, the interest rate is subject to fluctuation during the term of the Credit Agreement based on changes in the ABR, SOFR, changes in the Company’s corporate credit ratings or whether the Company achieves or fails to achieve its sustainability-linked targets. The Credit Agreement also requires that Aptiv pay certain facility fees on the Revolving Credit Facility, which are also subject to adjustment based on the sustainability-linked targets as described above, and certain letter of credit issuance and fronting fees. The Company achieved the sustainability-linked targets for the 2023 calendar year, and the interest rate margins and facility fees were reduced from the Applicable Rates, by the amounts specified above, effective in the third quarter of 2024.
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
The Credit Agreement also contains events of default customary for financings of this type. The Company was in compliance with the Credit Agreement covenants as of June 30, 2024.
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
On November 23, 2021, Aptiv PLC issued $1.5 billion in aggregate principal amount of 3.10% senior unsecured notes due 2051 (the “2021 Senior Notes”) in a transaction registered under the Securities Act. The 2021 Senior Notes were priced at 97.814% of par, resulting in a yield to maturity of 3.214%. Aptiv incurred approximately $17 million of issuance costs in connection with the 2021 Senior Notes. Interest on the 2021 Senior Notes is payable semi-annually on June 1 and December 1 of each year (commencing on June 1, 2022) to holders of record at the close of business on May 15 or November 15 immediately preceding the interest payment date. On December 27, 2021, Aptiv PLC entered into a supplemental indenture to add AGF DAC as a joint and several co-issuer of the 2021 Senior Notes effective as of the date of issuance. The proceeds from the 2021 Senior Notes were primarily utilized to redeem $700 million of 4.15% senior unsecured notes due 2024 and $650 million of 4.25% senior unsecured notes due 2026.
On February 18, 2022, Aptiv PLC and Aptiv Corporation together issued $2.5 billion in aggregate principal amount of senior unsecured notes in a transaction registered under the Securities Act, comprised of $700 million of 2.396% senior unsecured notes due 2025 (the “2.396% Senior Notes”), $800 million of 3.25% senior unsecured notes due 2032 (the “3.25% Senior Notes”) and $1.0 billion of 4.15% senior unsecured notes due 2052 (the “4.15% Senior Notes”) (collectively, the “2022 Senior Notes”). The 2022 Senior Notes are guaranteed by AGF DAC. The 2.396% Senior Notes were priced at 100% of par, resulting in a yield to maturity of 2.396%; the 3.25% Senior Notes were priced at 99.600% of par, resulting in a yield to maturity of 3.297%; and the 4.15% Senior Notes were priced at 99.783% of par, resulting in a yield to maturity of 4.163%. On or after February 18, 2023, the 2.396% Senior Notes may be optionally redeemed at a price equal to their principal amount plus accrued and unpaid interest thereon. The proceeds from the 2022 Senior Notes were utilized to fund a portion of the cash consideration payable in connection with the acquisition of Wind River.
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
On June 11, 2024, Aptiv PLC and AGF DAC together issued €750 million in aggregate principal amount of 4.25% Euro-denominated senior unsecured notes due 2036 (the “2024 Euro-denominated Senior Notes”) in a transaction registered under the Securities Act. The 2024 Euro-denominated Senior Notes were priced at 99.723% of par, resulting in a yield to maturity of 4.28%. The 2024 Euro-denominated Senior Notes are guaranteed by Aptiv Corporation. The proceeds are anticipated to be utilized to redeem the 2015 Euro-denominated Senior Notes prior to their maturity. Pending final use, the Company invested €700 million of the net proceeds from this offering in short-term investments, with the remaining proceeds to be used for general corporate purposes. Aptiv incurred approximately $7 million of issuance costs in connection with the 2024 Euro-denominated Senior Notes. Interest is payable annually on June 11.
Although the specific terms of each indenture governing each series of senior notes vary, the indentures contain certain restrictive covenants, including with respect to Aptiv’s (and Aptiv’s subsidiaries’) ability to incur liens, enter into sale and leaseback transactions and merge with or into other entities. In February 2022, Aptiv Corporation and AGF DAC were added as guarantors on each series of outstanding senior notes previously issued by Aptiv PLC. The guarantees rank equally in right of payment with all of the guarantors’ existing and future senior indebtedness, are effectively subordinated to any of their existing and future secured indebtedness to the extent of the value of the collateral securing such indebtedness and are structurally subordinated to the indebtedness of each of their existing and future subsidiaries that is not a guarantor. As of June 30, 2024, the Company was in compliance with the provisions of all series of the outstanding senior notes.
Other Financing
Receivable factoring—Aptiv maintains a €450 million European accounts receivable factoring facility that is available on a committed basis and allows for factoring of receivables denominated in both Euros and U.S. dollars (“USD”). This facility is accounted for as short-term debt and borrowings are subject to the availability of eligible accounts receivable. Collateral is not required related to these trade accounts receivable. This facility became effective on January 1, 2021 and had an initial term of three years, and was renewed for an additional three year term, effective November 2023, subject to Aptiv’s right to terminate at any time with three months’ notice. After expiration of the new three-year term, either party can terminate with three months’ notice. Borrowings denominated in Euros under the facility bear interest at the three-month Euro Interbank Offered Rate (“EURIBOR”) plus 0.50% and USD borrowings bear interest at two-month SOFR plus 0.50%, with borrowings under either denomination carrying a minimum interest rate of 0.20%. As of June 30, 2024 and December 31, 2023, Aptiv had no amounts outstanding under the European accounts receivable factoring facility.
Finance leases and other—As of June 30, 2024 and December 31, 2023, approximately $34 million and $21 million, respectively, of other debt primarily issued by certain non-U.S. subsidiaries and finance lease obligations were outstanding.
Interest—Cash paid for interest related to debt outstanding totaled $124 million and $135 million for the six months ended June 30, 2024 and 2023, respectively.
Letter of credit facilities—In addition to the letters of credit issued under the Credit Agreement, Aptiv had approximately $4 million outstanding through other letter of credit facilities as of June 30, 2024 and December 31, 2023, primarily to support arrangements and other obligations at certain of its subsidiaries.

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
The amounts shown below reflect the defined benefit pension expense for the three and six months ended June 30, 2024 and 2023:

	Non-U.S. Plans		U.S. Plans

	Three Months Ended June 30,
	2024	2023	2024	2023

	(in millions)
Service cost	$4	$5	$—	$—
Interest cost	10	10	—	—
Expected return on plan assets	(4)	(4)	—	—
Amortization of actuarial losses	—	—	1	—
Net periodic benefit cost	$10	$11	$1	$—

	Non-U.S. Plans		U.S. Plans

	Six Months Ended June 30,
	2024	2023	2024	2023

	(in millions)
Service cost	$10	$9	$—	$—
Interest cost	21	20	—	—
Expected return on plan assets	(9)	(8)	—	—
Amortization of actuarial losses	—	1	1	—
Net periodic benefit cost	$22	$22	$1	$—
Other postretirement benefit obligations were approximately $1 million at June 30, 2024 and December 31, 2023.

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
Matters Related to Global Supply Chain Disruptions
Due to various factors that are beyond our control, there have been global supply chain disruptions at times during recent years, including a worldwide semiconductor supply shortage. The semiconductor supply shortage impacted production in automotive and other industries. We, along with most automotive component manufacturers that use semiconductors, have suffered interruptions in our production and were unable to fully meet the vehicle production demands of original equipment manufacturers (“OEMs”) at times over the last several years because of events which are outside our control, including but not limited to, the COVID-19 pandemic, the global semiconductor shortage, fires in our suppliers’ facilities, unprecedented weather events and other extraordinary events. Although we work closely with suppliers and customers to minimize any supply disruptions, some of our customers have indicated that they expect us to bear at least some responsibility for their lost production and other costs. While no assurances can be made as to the ultimate outcome of these customer expectations or any other future claims, we do not currently believe a loss is probable, and accordingly, no reserve has been made as of June 30, 2024. We will continue to actively monitor our global supply chain and will seek to aggressively mitigate and minimize the impact of any future disruptions on our business.
Environmental Matters
Aptiv is subject to the requirements of U.S. federal, state, local and non-U.S. environmental, health and safety laws and regulations. As of June 30, 2024 and December 31, 2023, the undiscounted reserve for environmental investigation and remediation recorded in other liabilities was approximately $4 million. Aptiv cannot ensure that environmental requirements will not change or become more stringent over time or that its eventual environmental remediation costs and liabilities will not exceed the amount of its current reserves. In the event that such liabilities were to significantly exceed the amounts recorded, Aptiv’s results of operations could be materially affected. At June 30, 2024, the difference between the recorded liabilities and the reasonably possible range of potential loss was not material.

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

The Company’s income tax expense and effective tax rates for the three and six months ended June 30, 2024 and 2023 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(dollars in millions)
Income tax expense	$51	$30	$127	$64
Effective tax rate	5%	9%	9%	10%
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
The Company’s effective tax rate for the three and six months ended June 30, 2024 includes net discrete tax benefits of approximately $27 million and $20 million, respectively, primarily related to a business reorganization that occurred in the second quarter of 2024. Also included as a discrete item in the effective tax rate for the three months ended June 30, 2024 is the beneficial impact of approximately 8 points resulting from the Motional AD LLC (“Motional”) funding and ownership restructuring transactions, as described further in Note 21. Investment in Affiliates. There was no tax expense associated with these gains as Aptiv’s interest in Motional is exempt from capital gains tax in the jurisdiction in which it is owned. The Company’s effective tax rate for the three and six months ended June 30, 2023 includes net discrete tax benefits of approximately $22 million and $25 million, respectively, primarily related to changes in tax law and changes in reserves.
Aptiv PLC is an Irish resident taxpayer and not a domestic corporation for U.S. federal income tax purposes. As such, it is not subject to U.S. tax on remitted foreign earnings and, as a result of its capital structure, is also generally not subject to Irish tax on the repatriation of foreign earnings.
Cash paid or withheld for income taxes was $151 million and $148 million for the six months ended June 30, 2024 and 2023, respectively.
On December 15, 2022, the European Union (the “E.U.”) Member States formally adopted the Pillar Two Framework (the “Framework”), which generally provides for a minimum effective tax rate of 15%, as established by the Organisation for Economic Co-operation and Development (the “OECD”). Many countries have enacted legislation consistent with the Framework effective at the beginning of 2024. The OECD continues to release additional guidance on these rules. The Company has proactively responded to these tax policy changes, as described below, and will continue to closely monitor developments. Our effective tax rate for the six months ended June 30, 2024 includes an unfavorable impact from the enacted Framework.
2023 Intellectual Property Transfer
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
Weighted Average Shares
The following table illustrates net income per share attributable to ordinary shareholders and the weighted average shares outstanding used in calculating basic and diluted income per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(in millions, except per share data)
Numerator:
Net income attributable to ordinary shareholders	$938	$229	$1,156	$375
Denominator:
Weighted average ordinary shares outstanding, basic	270.19	272.69	272.69	271.86
Dilutive shares related to restricted stock units	0.24	0.08	0.18	0.11
Weighted average ordinary shares outstanding, including dilutive shares	270.43	272.77	272.87	271.97

Net income per share attributable to ordinary shareholders:
Basic	$3.47	$0.84	$4.24	$1.38
Diluted	$3.47	$0.84	$4.24	$1.38
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

A summary of the ordinary shares repurchased during the three and six months ended June 30, 2024 and 2023 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Total number of shares repurchased	5,372,682	269,003	12,720,092	872,774
Average price paid per share	$80.69	$104.36	$81.25	$112.03
Total (in millions)	$434	$28	$1,034	$98
As of June 30, 2024, approximately $581 million of share repurchases remained available under the January 2019 share repurchase program. During the period from July 1, 2024 to July 31, 2024, the Company repurchased an additional $66 million worth of shares pursuant to a trading plan with set trading instructions established by the Company. As a result, approximately $515 million of share repurchases remain available under the January 2019 share repurchase program. All previously repurchased shares were retired and are reflected as a reduction of ordinary share capital for the par value of the shares, with the excess applied as reductions to additional paid-in-capital and retained earnings.
Preferred Dividends
During the three and six months ended June 30, 2023, the Board of Directors declared and paid quarterly cash dividends of approximately $1.375 per MCPS for a total of $16 million and $32 million, respectively.

13. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The changes in accumulated other comprehensive income (loss) attributable to Aptiv (net of tax) for the three and six months ended June 30, 2024 and 2023 are shown below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(in millions)
Foreign currency translation adjustments:
Balance at beginning of period	$(829)	$(775)	$(761)	$(790)
Aggregate adjustment for the period (1)	(86)	(36)	(154)	(21)
Balance at end of period	(915)	(811)	(915)	(811)

Gains (losses) on derivatives:
Balance at beginning of period	155	101	140	7
Other comprehensive income before reclassifications (net tax effect of $(4), $9, $(4), and $2)	(50)	84	9	187
Reclassification to income (net tax effect of $2, $(3), $2, and $(3))	(51)	(30)	(95)	(39)
Balance at end of period	54	155	54	155

Pension and postretirement plans:
Balance at beginning of period	(24)	(8)	(24)	(8)
Other comprehensive loss before reclassifications (net tax effect of $0, $1, $0 and $1)	—	(1)	—	(2)
Reclassification to income (nil net tax effect for all periods presented)	1	—	1	1
Balance at end of period	(23)	(9)	(23)	(9)

Accumulated other comprehensive loss, end of period	$(884)	$(665)	$(884)	$(665)
(1)Includes gains of $18 million and $42 million for the three and six months ended June 30, 2024, respectively, and losses of $8 million and $25 million for the three and six months ended June 30, 2023, respectively, related to non-derivative net investment hedges. Refer to Note 14. Derivatives and Hedging Activities for further description of these hedges.

Reclassifications from accumulated other comprehensive income (loss) to income for the three and six months ended June 30, 2024 and 2023 were as follows:

Reclassification Out of Accumulated Other Comprehensive Income (Loss)
Details About Accumulated Other Comprehensive Income Components	Three Months Ended June 30,		Six Months Ended June 30,		Affected Line Item in the Statements of Operations
	2024	2023	2024	2023

	(in millions)
Gains (losses) on derivatives:
Commodity derivatives	$9	$(9)	$5	$(12)	Cost of sales
Foreign currency derivatives	44	36	92	48	Cost of sales
	53	27	97	36	Income before income taxes
	(2)	3	(2)	3	Income tax expense
	51	30	95	39	Net income
	—	—	—	—	Net income attributable to noncontrolling interest
	$51	$30	$95	$39	Net income attributable to Aptiv

Pension and postretirement plans:
Actuarial losses	$(1)	$—	$(1)	$(1)	Other income, net (1)
	(1)	—	(1)	(1)	Income before income taxes
	—	—	—	—	Income tax expense
	(1)	—	(1)	(1)	Net income
	—	—	—	—	Net income attributable to noncontrolling interest
	$(1)	$—	$(1)	$(1)	Net income attributable to Aptiv

Total reclassifications for the period	$50	$30	$94	$38
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

As of June 30, 2024, the Company had the following outstanding notional amounts related to commodity and foreign currency forward and option contracts designated as cash flow hedges that were entered into to hedge forecasted exposures:

Commodity	Quantity Hedged	Unit of Measure	Notional Amount (Approximate USD Equivalent)

	(in thousands)		(in millions)
Copper	116,351	pounds	$510

Foreign Currency	Quantity Hedged	Unit of Measure	Notional Amount (Approximate USD Equivalent)

	(in millions)
Mexican Peso	26,074	MXN	$1,420
Chinese Yuan Renminbi	3,253	RMB	$445
Euro	18	EUR	$20
Polish Zloty	869	PLN	$215
Hungarian Forint	26,272	HUF	$70
As of June 30, 2024, Aptiv has entered into derivative instruments to hedge cash flows extending out to September 2026.
Gains and losses on derivatives qualifying as cash flow hedges are recorded in accumulated OCI, to the extent that hedges are effective, until the underlying transactions are recognized in earnings. Unrealized amounts in accumulated OCI will fluctuate based on changes in the fair value of hedge derivative contracts at each reporting period. Net gains on cash flow hedges included in accumulated OCI as of June 30, 2024 were $77 million (approximately $78 million, net of tax). Of this total, approximately $79 million of gains are expected to be included in cost of sales within the next 12 months and approximately $2 million of losses are expected to be included in cost of sales in subsequent periods. Cash flow hedges are discontinued when Aptiv determines it is no longer probable that the originally forecasted transactions will occur. Cash flows from derivatives used to manage commodity and foreign exchange risks designated as cash flow hedges are classified as operating activities within the consolidated statements of cash flows.
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
The Company has entered into a series of forward contracts, each of which have been designated as net investment hedges of the foreign currency exposure of the Company’s investments in certain Chinese Yuan Renminbi (“RMB”)-denominated subsidiaries. During the six months ended June 30, 2024 and 2023, the Company received less than $1 million and paid $1 million, respectively, at settlement related to these series of forward contracts which matured during the period. In March 2024, the Company entered into forward contracts with a total notional amount of 700 million RMB (approximately $100 million, using foreign currency rates on the trade date), which mature in September 2024. Refer to the tables below for details of the fair value recorded in the consolidated balance sheets and the effects recorded in the consolidated statements of operations and consolidated statements of comprehensive income related to these derivative instruments.
The Company has designated the €700 million 2015 Euro-denominated Senior Notes and the €500 million 2016 Euro-denominated Senior Notes, as more fully described in Note 8. Debt, as net investment hedges of the foreign currency exposure of its investments in certain Euro-denominated subsidiaries. Due to changes in the value of the Euro-denominated debt instruments designated as net investment hedges, during the three and six months ended June 30, 2024, $18 million and $42 million of gains, respectively, were recognized within the cumulative translation adjustment component of OCI. During the three and six months ended June 30, 2023, $8 million and $25 million of losses, respectively, were recognized within the cumulative translation adjustment component of OCI. Included in accumulated OCI related to these net investment hedges were cumulative gains of $40 million and losses of $2 million as of June 30, 2024 and December 31, 2023, respectively.

Derivatives Not Designated as Hedges
In certain occasions the Company enters into certain foreign currency and commodity contracts that are not designated as hedges. When hedge accounting is not applied to derivative contracts, gains and losses are recorded to other income, net and cost of sales in the consolidated statements of operations.
Fair Value of Derivative Instruments in the Balance Sheet
The fair value of derivative financial instruments recorded in the consolidated balance sheets as of June 30, 2024 and December 31, 2023 are as follows:

	Asset Derivatives		Liability Derivatives		Net Amounts of Assets and (Liabilities) Presented in the Balance Sheet
	Balance Sheet Location	June 30, 2024	Balance Sheet Location	June 30, 2024	June 30, 2024

	(in millions)
Derivatives designated as cash flow hedges:
Commodity derivatives	Other current assets	$31	Accrued liabilities	$—
Foreign currency derivatives*	Other current assets	47	Other current assets	—	$47
Foreign currency derivatives*	Accrued liabilities	1	Accrued liabilities	12	(11)
Commodity derivatives	Other long-term assets	18	Other long-term liabilities	—
Foreign currency derivatives*	Other long-term assets	2	Other long-term assets	—	2
Foreign currency derivatives*	Other long-term liabilities	1	Other long-term liabilities	19	(18)
Derivatives designated as net investment hedges:
Foreign currency derivatives	Other current assets	1	Accrued liabilities	—
Total derivatives designated as hedges		$101		$31

Derivatives not designated:
Foreign currency derivatives*	Other current assets	$3	Other current assets	$—	3
Total derivatives not designated as hedges		$3		$—

	Asset Derivatives		Liability Derivatives		Net Amounts of Assets and (Liabilities) Presented in the Balance Sheet
	Balance Sheet Location	December 31, 2023	Balance Sheet Location	December 31, 2023	December 31, 2023

	(in millions)
Derivatives designated as cash flow hedges:
Commodity derivatives	Other current assets	$1	Accrued liabilities	$4
Foreign currency derivatives*	Other current assets	133	Other current assets	—	$133
Commodity derivatives	Other long-term assets	2	Other long-term liabilities	1
Foreign currency derivatives*	Other long-term assets	22	Other long-term assets	1	21
Derivatives designated as net investment hedges:
Foreign currency derivatives	Other current assets	—	Accrued liabilities	2
Total derivatives designated as hedges		$158		$8

Derivatives not designated:
Foreign currency derivatives*	Other current assets	$4	Other current assets	$—	4
Total derivatives not designated as hedges		$4		$—
*    Derivative instruments within this category are subject to master netting arrangements and are presented on a net basis in the consolidated balance sheets in accordance with accounting guidance related to the offsetting of amounts related to certain contracts.
The fair value of Aptiv’s derivative financial instruments were in a net asset position as of June 30, 2024 and December 31, 2023.
Effect of Derivatives on the Statements of Operations and Statements of Comprehensive Income
The pre-tax effects of derivative financial instruments in the consolidated statements of operations and consolidated statements of comprehensive income for the three and six months ended June 30, 2024 and 2023 are as follows:

Three Months Ended June 30, 2024	Gain (Loss) Recognized in OCI	Gain Reclassified from OCI into Income

	(in millions)
Derivatives designated as cash flow hedges:
Commodity derivatives	$40	$9
Foreign currency derivatives	(87)	44
Derivatives designated as net investment hedges:
Foreign currency derivatives	1	—
Total	$(46)	$53

Loss Recognized in Income

(in millions)
Derivatives not designated:
Foreign currency derivatives	$(1)
Total	$(1)

Three Months Ended June 30, 2023	(Loss) Gain Recognized in OCI	(Loss) Gain Reclassified from OCI into Income

	(in millions)
Derivatives designated as cash flow hedges:
Commodity derivatives	$(34)	$(9)
Foreign currency derivatives	103	36
Derivatives designated as net investment hedges:
Foreign currency derivatives	6	—
Total	$75	$27

Gain Recognized in Income

(in millions)
Derivatives not designated:
Foreign currency derivatives	$1
Total	$1

Six Months Ended June 30, 2024	Gain (Loss) Recognized in OCI	Gain Reclassified from OCI into Income

	(in millions)
Derivatives designated as cash flow hedges:
Commodity derivatives	$56	$5
Foreign currency derivatives	(46)	92
Derivatives designated as net investment hedges:
Foreign currency derivatives	3	—
Total	$13	$97

Loss Recognized in Income

(in millions)
Derivatives not designated:
Foreign currency derivatives	$(4)
Total	$(4)

Six Months Ended June 30, 2023	(Loss) Gain Recognized in OCI	(Loss) Gain Reclassified from OCI into Income

	(in millions)
Derivatives designated as cash flow hedges:
Commodity derivatives	$(7)	$(12)
Foreign currency derivatives	186	48
Derivatives designated as net investment hedges:
Foreign currency derivatives	6	—
Total	$185	$36

Loss Recognized in Income

(in millions)
Derivatives not designated:
Foreign currency derivatives	$(2)
Total	$(2)
The gain or loss recognized in income for designated and non-designated derivative instruments was recorded to cost of sales and other income, net in the consolidated statements of operations for the three and six months ended June 30, 2024 and 2023, respectively.

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
As of June 30, 2024 and December 31, 2023, Aptiv was in a net derivative asset position of $73 million and $154 million, respectively, and no significant adjustments were recorded for nonperformance risk based on the application of peer companies’ CDS rates, evaluation of our own nonperformance risk and because Aptiv’s exposures were to counterparties with investment grade credit ratings. Refer to Note 14. Derivatives and Hedging Activities for further information regarding derivatives.
Publicly traded equity securities—All publicly traded equity securities are reported at fair value as of each reporting date. The measurement of the asset is based on quoted prices for identical assets on active market exchanges. Gains and losses from changes in the fair value of these securities are recorded within other income, net on the consolidated statement of operations.

Available-for-sale debt securities—Investments in available-for-sale debt securities are reported at fair value with changes in the fair value recorded in other comprehensive income. Changes in the fair value of available-for-sale debt securities impact earnings only when such securities are sold, or an allowance for expected credit losses or impairment is recognized.
As further described in Note 21. Investments in Affiliates, the Company previously made investments in convertible redeemable preferred shares of StradVision, Inc., (“StradVision”). Due to the Company’s redemption rights, the Company’s investment in StradVision, which totaled $84 million as of June 30, 2024, is classified as an available-for-sale debt security within other long-term assets in the consolidated balance sheets. The fair value of this investment is based on significant inputs that are not observable in the market, and is therefore classified as a Level 3 measurement.
Unrealized gains or losses were not material during the three and six months ended June 30, 2024 and 2023. There were no impairment charges related to our investment during the three and six months ended June 30, 2024 and 2023.
The change in the available-for-sale debt securities classified as a Level 3 measurement for the six months ended June 30, 2024 is as follows:

Available-for-sale debt securities
(in millions)
Fair value at beginning of period	$—
Additions	84
Fair value at end of period	$84
As of June 30, 2024 and December 31, 2023, Aptiv had the following assets measured at fair value on a recurring basis:

	Total	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3

	(in millions)
As of June 30, 2024:
Commodity derivatives	$49	$—	$49	$—
Foreign currency derivatives	53	—	53	—
Publicly traded equity securities	16	16	—	—
Available-for-sale debt securities	84	—	—	84
Total	$202	$16	$102	$84
As of December 31, 2023:
Commodity derivatives	$3	$—	$3	$—
Foreign currency derivatives	158	—	158	—
Publicly traded equity securities	14	14	—	—
Total	$175	$14	$161	$—
As of June 30, 2024 and December 31, 2023, Aptiv had the following liabilities measured at fair value on a recurring basis:

	Total	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3

	(in millions)
As of June 30, 2024:
Commodity derivatives	$—	$—	$—	$—
Foreign currency derivatives	29	—	29	—
Total	$29	$—	$29	$—
As of December 31, 2023:
Commodity derivatives	$5	$—	$5	$—
Foreign currency derivatives	2	—	2	—
Total	$7	$—	$7	$—

Non-derivative financial instruments—Aptiv’s non-derivative financial instruments include cash and cash equivalents, accounts and notes receivable, accounts payable, as well as debt, which consists of its accounts receivable factoring arrangement, finance leases and other debt issued by Aptiv’s non-U.S. subsidiaries, the Revolving Credit Facility and all series of outstanding senior notes. The fair value of debt is based on quoted market prices for instruments with public market data or significant other observable inputs for instruments without a quoted public market price (Level 2). As of June 30, 2024 and December 31, 2023, total debt was recorded at $6,979 million and $6,213 million, respectively, and had estimated fair values of $5,901 million and $5,255 million, respectively. For all other financial instruments recorded at June 30, 2024 and December 31, 2023, fair value approximates book value.
Fair Value Measurements on a Nonrecurring Basis
In addition to items that are measured at fair value on a recurring basis, Aptiv also has items in its balance sheet that are measured at fair value on a nonrecurring basis. As these items are not measured at fair value on a recurring basis, they are not included in the tables above. Financial and nonfinancial assets and liabilities that are measured at fair value on a nonrecurring basis include certain inventories, long-lived assets, intangible assets, equity investments without readily determinable fair values and liabilities for exit or disposal activities measured at fair value upon initial recognition. Aptiv recorded non-cash long-lived asset impairment charges of $14 million for the six months ended June 30, 2024, within cost of sales primarily related to an operating lease right-of-use asset that will no longer be in use during the remaining lease term. Aptiv recorded non-cash impairment charges of $18 million for the six months ended June 30, 2023, within other expense, net related to its equity investments without readily determinable fair value. Fair value of long-lived and other assets is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved and a review of appraisals or other market indicators and management estimates. As such, Aptiv has determined that the fair value measurements of long-lived and other assets fall in Level 3 of the fair value hierarchy.

16. OTHER INCOME, NET
Other income, net included:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(in millions)
Interest income	$16	$24	$36	$46
Components of net periodic benefit cost other than service cost (Note 9)	(7)	(6)	(13)	(13)
Costs associated with acquisitions and other transactions	—	(4)	—	(4)
Impairment of equity investments without readily determinable fair value (Note 21)	—	—	—	(18)
Gain (loss) on change in fair value of publicly traded equity securities	3	(3)	2	(6)
Other, net	(2)	—	—	5
Other income, net	$10	$11	$25	$10
During the three months ended June 30, 2024 and 2023, net unrealized gains of $3 million and losses of $3 million, respectively, were recognized for publicly traded equity securities still held as of June 30, 2024. During the six months ended June 30, 2024 and 2023, net unrealized gains of $2 million and losses of $6 million, respectively, were recognized for publicly traded equity securities still held as of June 30, 2024.
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
In addition, the Company has competitive and market-appropriate ownership requirements for its directors and officers.
Board of Director Awards
Aptiv has granted RSUs to the Board of Directors as detailed in the table below:

Grant Date	RSUs granted	Grant Date Fair Value (1)	Vesting Date	Shares Issued Upon Vesting	Fair Value of Shares at Issuance	Shares Withheld to Cover Withholding Taxes
(dollars in millions)
April 2024	30,497	$2	April 2025	N/A	N/A	N/A
April 2023	20,584	$2	April 2024	18,272	$1	2,312
April 2022	23,387	$2	April 2023	20,457	$2	2,930
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
Any new executives hired after the annual executive RSU grant date may be eligible to participate in the 2024 LTIP. The Company has also granted additional awards to employees in certain periods under both the PLC LTIP and 2024 LTIP. Any off-cycle grants made to new hires or other employees are valued at their grant date fair value based on the closing price of the Company’s ordinary shares on the date of such grant.

The details of shares issued for vested annual executive grants are as follows:

	Time-Based Awards			Performance-Based Awards
Vesting Date	Ordinary Shares Issued Upon Vesting	Fair Value of Shares at Issuance	Ordinary Shares Withheld to Cover Withholding Taxes	Ordinary Shares Issued Upon Vesting	Fair Value of Shares at Issuance	Ordinary Shares Withheld to Cover Withholding Taxes
	(dollars in millions)
Q1 2024	461,052	$36	188,897	151,245	$12	65,910
Q1 2023	286,337	$33	116,753	315,664	$37	138,036
A summary of RSU activity, including award grants, vesting and forfeitures is provided below:

	RSUs	Weighted Average Grant Date Fair Value
	(in thousands)
Nonvested, January 1, 2024	1,996	$124.06
Granted	1,522	$81.67
Vested	(505)	$120.97
Forfeited	(215)	$115.82
Nonvested, June 30, 2024	2,798	$102.19
Aptiv recognized share-based compensation expense of $27 million ($23 million, net of tax) and $30 million ($30 million, net of tax) based on the Company’s best estimate of ultimate performance against the respective targets during the three months ended June 30, 2024 and 2023, respectively. Aptiv recognized share-based compensation expense of $52 million ($44 million, net of tax) and $48 million ($48 million, net of tax) based on the Company’s best estimate of ultimate performance against the respective targets during the six months ended June 30, 2024 and 2023, respectively. Aptiv will continue to recognize compensation expense, based on the grant date fair value of the awards applied to the Company’s best estimate of ultimate performance against the respective targets, over the requisite vesting periods of the awards. Based on the grant date fair value of the awards and the Company’s best estimate of ultimate performance against the respective targets as of June 30, 2024, unrecognized compensation expense on a pre-tax basis of approximately $222 million is anticipated to be recognized over a weighted average period of approximately two years. For the six months ended June 30, 2024 and 2023, approximately $21 million and $31 million, respectively, of cash was paid and reflected as a financing activity in the statements of cash flows related to the tax withholding for vested RSUs.

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
Included below are sales and operating data for Aptiv’s segments for the three and six months ended June 30, 2024 and 2023.

	Signal and Power Solutions	Advanced Safety and User Experience	Eliminations and Other (1)	Total

	(in millions)
For the Three Months Ended June 30, 2024:
Net sales	$3,512	$1,554	$(15)	$5,051
Depreciation and amortization	$162	$86	$—	$248
Adjusted operating income	$436	$170	$—	$606
Operating income	$334	$107	$—	$441
Gain on Motional transactions	$—	$641	$—	$641
Equity income (loss), net of tax	$4	$(38)	$—	$(34)
Net income attributable to noncontrolling interest	$5	$—	$—	$5

	Signal and Power Solutions	Advanced Safety and User Experience	Eliminations and Other (1)	Total

	(in millions)
For the Three Months Ended June 30, 2023:
Net sales	$3,679	$1,532	$(11)	$5,200
Depreciation and amortization	$155	$69	$—	$224
Adjusted operating income	$392	$138	$—	$530
Operating income	$340	$70	$—	$410
Equity income (loss), net of tax	$4	$(77)	$—	$(73)
Net income attributable to noncontrolling interest	$4	$—	$—	$4

	Signal and Power Solutions	Advanced Safety and User Experience	Eliminations and Other (1)	Total

	(in millions)
For the Six Months Ended June 30, 2024:
Net sales	$6,999	$2,983	$(30)	$9,952
Depreciation and amortization	$323	$155	$—	$478
Adjusted operating income	$825	$325	$—	$1,150
Operating income	$651	$209	$—	$860
Gain on Motional transactions	$—	$641	$—	$641
Equity income (loss), net of tax	$8	$(111)	$—	$(103)
Net income attributable to noncontrolling interest	$11	$—	$—	$11

	Signal and Power Solutions	Advanced Safety and User Experience	Eliminations and Other (1)	Total

	(in millions)
For the Six Months Ended June 30, 2023:
Net sales	$7,143	$2,898	$(23)	$10,018
Depreciation and amortization	$304	$136	$—	$440
Adjusted operating income	$766	$201	$—	$967
Operating income	$659	$99	$—	$758
Equity income (loss), net of tax	$7	$(162)	$—	$(155)
Net income attributable to noncontrolling interest	$7	$—	$—	$7
Net loss attributable to redeemable noncontrolling interest	$(1)	$—	$—	$(1)
(1)Eliminations and Other includes the elimination of inter-segment transactions.
The reconciliation of Adjusted Operating Income to operating income includes, as applicable, amortization, restructuring, other acquisition and portfolio project costs (which includes costs incurred to integrate acquired businesses and to plan and execute product portfolio transformation actions, including business and product acquisitions and divestitures), asset impairments and other related charges, compensation expense related to acquisitions and gains (losses) on business divestitures and other transactions. The reconciliations of Adjusted Operating Income to net income attributable to Aptiv for the three and six months ended June 30, 2024 and 2023 are as follows:

	Signal and Power Solutions	Advanced Safety and User Experience	Total

	(in millions)
For the Three Months Ended June 30, 2024:
Adjusted operating income	$436	$170	$606
Amortization	(31)	(21)	(52)
Restructuring	(54)	(16)	(70)
Other acquisition and portfolio project costs	(17)	(8)	(25)
Asset impairments	—	(14)	(14)
Compensation expense related to acquisitions	—	(4)	(4)
Operating income	$334	$107	441
Interest expense			(64)
Other income, net			10
Gain on Motional transactions			641
Income before income taxes and equity loss			1,028
Income tax expense			(51)
Equity loss, net of tax			(34)
Net income			943
Net income attributable to noncontrolling interest			5
Net income attributable to Aptiv			$938

	Signal and Power Solutions	Advanced Safety and User Experience	Total

	(in millions)
For the Three Months Ended June 30, 2023:
Adjusted operating income	$392	$138	$530
Amortization	(36)	(23)	(59)
Restructuring	(8)	(34)	(42)
Other acquisition and portfolio project costs	(8)	(3)	(11)
Compensation expense related to acquisitions	—	(8)	(8)
Operating income	$340	$70	410
Interest expense			(72)
Other income, net			11
Income before income taxes and equity loss			349
Income tax expense			(30)
Equity loss, net of tax			(73)
Net income			246
Net income attributable to noncontrolling interest			4
Net income attributable to Aptiv			$242

	Signal and Power Solutions	Advanced Safety and User Experience	Total

	(in millions)
For the Six Months Ended June 30, 2024:
Adjusted operating income	$825	$325	$1,150
Amortization	(62)	(44)	(106)
Restructuring	(76)	(33)	(109)
Other acquisition and portfolio project costs	(36)	(17)	(53)
Asset impairments	—	(14)	(14)
Compensation expense related to acquisitions	—	(8)	(8)
Operating income	$651	$209	860
Interest expense			(129)
Other income, net			25
Gain on Motional transactions			641
Income before income taxes and equity loss			1,397
Income tax expense			(127)
Equity loss, net of tax			(103)
Net income			1,167
Net income attributable to noncontrolling interest			11
Net income attributable to Aptiv			$1,156

	Signal and Power Solutions	Advanced Safety and User Experience	Total

	(in millions)
For the Six Months Ended June 30, 2023:
Adjusted operating income	$766	$201	$967
Amortization	(72)	(46)	(118)
Restructuring	(15)	(38)	(53)
Other acquisition and portfolio project costs	(20)	(5)	(25)
Compensation expense related to acquisitions	—	(13)	(13)
Operating income	$659	$99	758
Interest expense			(139)
Other income, net			10
Income before income taxes and equity loss			629
Income tax expense			(64)
Equity loss, net of tax			(155)
Net income			410
Net income attributable to noncontrolling interest			7
Net loss attributable to redeemable noncontrolling interest			(1)
Net income attributable to Aptiv			$404

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
Disaggregation of Revenue
Revenue generated from Aptiv’s operating segments is disaggregated by primary geographic market in the following tables for the three and six months ended June 30, 2024 and 2023. Information concerning geographic market reflects the manufacturing location.

For the Three Months Ended June 30, 2024:	Signal and Power Solutions	Advanced Safety and User Experience	Eliminations and Other	Total

	(in millions)
Geographic Market
North America	$1,325	$554	$(2)	$1,877
Europe, Middle East and Africa	997	714	(4)	1,707
Asia Pacific	1,096	286	(9)	1,373
South America	94	—	—	94
Total net sales	$3,512	$1,554	$(15)	$5,051

For the Three Months Ended June 30, 2023:	Signal and Power Solutions	Advanced Safety and User Experience	Eliminations and Other	Total

	(in millions)
Geographic Market
North America	$1,402	$534	$(2)	$1,934
Europe, Middle East and Africa	1,037	725	(4)	1,758
Asia Pacific	1,126	273	(5)	1,394
South America	114	—	—	114
Total net sales	$3,679	$1,532	$(11)	$5,200

For the Six Months Ended June 30, 2024:	Signal and Power Solutions	Advanced Safety and User Experience	Eliminations and Other	Total

	(in millions)
Geographic Market
North America	$2,655	$1,044	$(6)	$3,693
Europe, Middle East and Africa	2,020	1,407	(8)	3,419
Asia Pacific	2,142	532	(16)	2,658
South America	182	—	—	182
Total net sales	$6,999	$2,983	$(30)	$9,952

For the Six Months Ended June 30, 2023:	Signal and Power Solutions	Advanced Safety and User Experience	Eliminations and Other	Total

	(in millions)
Geographic Market
North America	$2,725	$990	$(3)	$3,712
Europe, Middle East and Africa	2,082	1,395	(8)	3,469
Asia Pacific	2,129	513	(12)	2,630
South America	207	—	—	207
Total net sales	$7,143	$2,898	$(23)	$10,018

Revenue by core product line for the three and six months ended June 30, 2024 and 2023 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(in millions)
Electrical Distribution Systems	$2,051	$2,237	$4,118	$4,319
Engineered Components Group	1,629	1,635	3,224	3,202
Eliminations	(168)	(193)	(343)	(378)
Signal and Power Solutions	3,512	3,679	6,999	7,143

Active Safety	758	658	1,444	1,218
Smart Vehicle Compute and Software	134	138	252	271
User Experience and Other	676	750	1,316	1,436
Eliminations	(14)	(14)	(29)	(27)
Advanced Safety and User Experience	1,554	1,532	2,983	2,898

Eliminations	(15)	(11)	(30)	(23)

Total net sales	$5,051	$5,200	$9,952	$10,018
Contract Balances
Contract liabilities solely consist of deferred revenue. As of June 30, 2024 and December 31, 2023, the balance of contract liabilities was $100 million (of which $81 million was recorded in other current liabilities and $19 million was recorded in other long-term liabilities) and $109 million (of which $93 million was recorded in other current liabilities and $16 million was recorded in other long-term liabilities), respectively. The decrease in the contract liabilities balance was primarily driven by $73 million of revenues recognized during the six months ended June 30, 2024 that were included in the contract liability balance as of December 31, 2023, partially offset by cash payments received or due in advance of the performance obligation being satisfied.
Contract assets are primarily comprised of unbilled receivables, which consist of amounts related to the Company’s unconditional right to consideration for completed performance obligations that have not been invoiced. As of June 30, 2024, the balance of contract assets was $146 million (of which $66 million was recorded in other current assets and $80 million was recorded in other long-term assets). As of December 31, 2023, the balance of contract assets was $122 million (of which $55 million was recorded in other current assets and $67 million was recorded in other long-term assets).
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
Customer contracts for sales of software and related services are generally represented by a sales contract or purchase order with contract durations typically ranging from one to three years. Remaining performance obligations include contract liabilities and unbilled amounts that will be recognized as revenue in future periods. Transaction price allocated to the remaining performance obligation is based on the standalone selling price. The value of the transaction price allocated to remaining performance obligations under software and related service contracts as of June 30, 2024 was approximately $196 million. The Company expects to recognize approximately 65% of remaining performance obligations as revenue in the next twelve months, and the remainder thereafter.
Payments to Customers
From time to time, Aptiv makes payments to customers in conjunction with ongoing business. These payments to customers are generally recognized as a reduction to revenue at the time of the commitment to make these payments. However, certain other payments to customers, or upfront fees, are capitalized as they are directly attributable to a contract, are incremental and management expects the fees to be recoverable. As of June 30, 2024 and December 31, 2023, Aptiv has recorded $54 million (of which $10 million was classified within other current assets and $44 million was classified within other long-term assets) and $61 million (of which $12 million was classified within other current assets and $49 million was classified within other long-term assets), respectively, related to these capitalized upfront fees.
Capitalized upfront fees are amortized to revenue based on the transfer of goods and services to the customer for which the upfront fees relate, which typically range from three to five years. There have been no impairment losses in relation to the costs capitalized. The amount of amortization to net sales was $3 million and $9 million for the three months ended June 30, 2024 and 2023, respectively, and $11 million and $17 million for the six months ended June 30, 2024 and 2023, respectively.

21. INVESTMENTS IN AFFILIATES
Equity Method Investments
As part of Aptiv’s operations, it has investments in various non-consolidated affiliates accounted for under the equity method of accounting. These affiliates are not publicly traded companies and are located in North America, Europe and Asia Pacific. Aptiv’s ownership percentages vary from approximately 15% to 50%, with the most significant investment being in Motional AD LLC (“Motional”).
Motional Joint Venture Funding and Ownership Restructuring Transactions
On April 19, 2024, Aptiv and Hyundai Motor Group (“Hyundai”) entered into an agreement to restructure Aptiv’s ownership interest in Motional and for Hyundai to provide additional funding to Motional, each as described below. Prior to these transactions, Motional was 50% owned by each of Aptiv and Hyundai.
As part of the agreement, on May 2, 2024, Hyundai invested $475 million in Motional in exchange for an additional 11.7% common equity interest. Aptiv did not participate in this funding round. This transaction resulted in the dilution of Aptiv’s common equity interest in Motional from 50% to approximately 44%, prior to the completion of any further transactions as described below. As these units were issued at a valuation greater than the carrying value of our investment in Motional, the Company recognized a gain of approximately $91 million during the three months ended June 30, 2024, within income before income taxes and equity losses in the consolidated statement of operations.
Also as part of the agreement, on May 16, 2024, Aptiv sold 11% of its common equity interest in Motional to Hyundai for approximately $448 million of cash consideration. Aptiv also exchanged approximately 21% of its common equity in Motional for a like number of Motional preferred shares. These transactions resulted in the reduction of Aptiv’s common equity interest in Motional from approximately 44% to approximately 15%. As a result of these transactions, the Company recognized a gain of approximately $550 million during the three months ended June 30, 2024, within income before income taxes and equity losses in the consolidated statement of operations.
The total gain recorded as a result of the Motional funding and ownership restructuring transactions completed in May 2024, all as described above, was approximately $641 million (approximately $2.37 per diluted share) for the three months ended June 30, 2024.
As of June 30, 2024, the carrying values of the Company’s common equity and preferred equity investments in Motional were $283 million and $899 million, respectively. As of December 31, 2023, the carrying value of the Company’s common equity investment in Motional was $1,096 million. These investments are recorded within investment in affiliates in the consolidated balance sheets and included in the Advanced Safety and User Experience segment. The Company's preferred equity investment in Motional was initially measured at fair value, and subsequently accounted for under the measurement alternative in accordance with ASC Topic 321, Investments – Equity Securities, as it does not have a readily determinable fair value.
Motional Lease Agreement
In connection with the formation of Motional, Aptiv agreed to sublease certain office space to Motional, which has a remaining lease term of approximately five years as of June 30, 2024. Total income under the agreement was $1 million during the three months ended June 30, 2024 and 2023, and $2 million during the six months ended June 30, 2024 and 2023. The sublease income and Aptiv’s associated operating lease cost are recorded to cost of sales in the consolidated statement of operations. The Company believes the terms of the lease agreement have not significantly been affected by the fact the Company and the lessee are related parties.

Investment in TTTech Auto AG
As of June 30, 2024 and December 31, 2023, the carrying value of the Company’s investment in TTTech Auto AG (“TTTech Auto”) was $188 million and $200 million, respectively, which is included in the Advanced Safety and User Experience segment. As of June 30, 2024 and December 31, 2023, the difference between the amount at which the Company’s investment is carried and the amount of the Company’s share of the underlying equity in net assets of TTTech Auto was approximately $151 million and $156 million, respectively. The basis difference is primarily attributable to equity method goodwill associated with the investment, which is not amortized.
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
The following is a summary of technology investments, which are classified within other long-term assets in the consolidated balance sheets, as of June 30, 2024 and December 31, 2023:

Investment Name	Segment	June 30, 2024	December 31, 2023
		(in millions)
Publicly traded equity securities:
Smart Eye AB	Advanced Safety and User Experience	$8	$8
Urgently, Inc.	Advanced Safety and User Experience	1	1
Valens Semiconductor Ltd.	Signal and Power Solutions	7	5
Total publicly traded equity securities		16	14

Non-publicly traded investments:
StradVision, Inc.	Advanced Safety and User Experience	84	44
Other investments	Various	7	7
Total non-publicly traded investments		91	51

Total technology investments		$107	$65
During the six months ended June 30, 2023, the Company’s Advanced Safety and User Experience segment made investments totaling approximately $40 million in convertible redeemable preferred shares of StradVision, Inc. (“StradVision”), a provider of deep learning-based camera perception software for automotive applications. The Company previously made investments in StradVision totaling approximately $44 million in prior years. Due to the Company’s redemption rights, the Company’s investment in StradVision is classified as an available-for-sale debt security within other long-term assets in the consolidated balance sheets, with changes in fair value recorded in other comprehensive income. Subsequently, in July 2024, Aptiv made an additional investment totaling approximately $24 million in convertible redeemable preferred shares of StradVision.
As of June 30, 2024, none of the Company’s equity securities were subject to contractual sales restrictions prohibiting the sale of securities.
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

22. SUBSEQUENT EVENTS
New Share Repurchase Authorization
On July 29, 2024, our Board of Directors authorized a new share repurchase program to repurchase up to $5.0 billion of our outstanding ordinary shares. This share repurchase program provides for share purchases in the open market or in privately negotiated transactions (which may include derivative transactions, including an accelerated share repurchase program (“ASR”)), depending on share price, market conditions and other factors, as determined by the Company. This program will commence following completion of the Company’s $2.0 billion January 2019 share repurchase program.
Accelerated Share Repurchase Agreement
As part of our share repurchase program, on August 1, 2024, the Company entered into ASR agreements with each of Goldman Sachs International and JPMorgan Chase Bank, N.A. to repurchase an aggregate of $3.0 billion of Aptiv’s ordinary shares (the “ASR Agreements”).
Under the terms of the ASR Agreements, the Company will make an aggregate payment of $3.0 billion (the “Repurchase Price”) and will receive an initial delivery of ordinary shares with an aggregate value of approximately 75% of the total Repurchase Price based on the closing price of our ordinary shares on the date of the ASR Agreements. The total number of shares to be repurchased under each ASR Agreement will be based on the average daily volume-weighted average price of our ordinary shares on specified dates during the term of such ASR Agreement, less a discount and subject to adjustments pursuant to the terms and conditions of the ASR Agreements.
Upon final settlement of the ASR Agreements, under certain circumstances, the relevant counterparty may be required to deliver additional ordinary shares, or we may be required to deliver ordinary shares or to make a cash payment to the relevant counterparty, at our election. The final settlements under the ASR Agreements are scheduled to occur no later than the second quarter of 2025, and in each case may be accelerated at the option of the applicable counterparty.
The Company expects to fund the accelerated share repurchase program with cash on hand and borrowings under a new unsecured bridge credit facility as described below. We expect to refinance the bridge credit facility with the issuance of new debt or borrowings under other sources of existing liquidity.
Bridge Credit Agreement
On August 1, 2024, in order to partially finance the share repurchases under the ASR Agreements, Aptiv PLC and certain of its subsidiaries entered into a new $2,500 million senior unsecured bridge facility under a Bridge Credit Agreement (the “Bridge Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent, JPMorgan Chase Bank, N.A. and Goldman Sachs Lending Partners LLC, as joint lead arrangers and joint bookrunners, and Goldman Sachs Lending Partners LLC, as syndication agent. The loans available under the Bridge Credit Agreement were fully drawn on August 1, are scheduled to mature 364 days thereafter, and once repaid may not be reborrowed. We expect to use the proceeds of the loans drawn under the Bridge Credit Agreement to pay related fees and expenses and, along with cash on hand, to fund the ASR Agreements described above.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following management’s discussion and analysis of financial condition and results of operations (“MD&A”) is intended to help you understand the business operations and financial condition of the Company for the three and six months ended June 30, 2024. This discussion should be read in conjunction with Item 1. Financial Statements. Our MD&A is presented in eight sections:
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
Our total net sales during the three and six months ended June 30, 2024 were $5.1 billion and $10.0 billion, a decrease of 3% and 1% compared to the same periods of 2023, respectively. Our volumes decreased 3% for the three months ended June 30, 2024, which reflects volume declines primarily in Europe and North America, as well as flat global automotive production (down 1% on an Aptiv weighted market basis, which represents global vehicle production weighted to the geographic regions in which the Company generates its revenue, “AWM”). Our volumes decreased 1% for the six months ended June 30, 2024, which reflects volume declines primarily in Europe, as well as flat global automotive production (down 1% on an AWM basis).
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

Trends, Uncertainties and Opportunities
Economic conditions. Our business is directly related to automotive sales and automotive vehicle production by our customers. Automotive sales depend on a number of factors, including global and regional economic conditions. Global automotive vehicle production increased 9% (10% on an AWM basis) from 2022 to 2023, reflecting increased vehicle production of 13% in Europe, 10% in China, 9% in North America and flat production in South America, our smallest region. Compared to 2023, vehicle production for the six months ended June 30, 2024 was flat (down 1% on an AWM basis).
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
Economic volatility or weakness in North America, Europe, China or, to a lesser extent, South America could result in a significant reduction in automotive sales and production by our customers, which would have an adverse effect on our business, results of operations and financial condition. Global inflationary pressures have, at times, both reduced consumer demand for automotive vehicles and increased the price of inputs to our products, which has adversely impacted our profitability, and this trend has continued in 2024. There is also potential that geopolitical factors could adversely impact the U.S. and other economies, and specifically the automotive sector. In particular, changes to international trade agreements, such as the United States-Mexico-Canada Agreement or other political pressures could affect the operations of our OEM customers, resulting in reduced automotive production in certain regions or shifts in the mix of production to higher cost regions. Increases in interest rates could also negatively impact automotive production as a result of increased consumer borrowing costs or reduced credit availability. Additionally, economic weakness may result in shifts in the mix of future automotive sales (from vehicles with more content such as luxury vehicles, trucks and sport utility vehicles toward smaller passenger cars). While our diversified customer and geographic revenue base, along with our flexible cost structure, have well positioned us to withstand the impact of industry downturns and benefit from industry upturns, shifts in the mix of global automotive production to higher cost regions or to vehicles with less content could adversely impact our profitability.
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
In addition, we are carrying critical inventory items and key components, and we continue to procure productive, raw material and non-critical inventory components in order to satisfy our customers’ vehicle production schedules. However, as a result of our customers’ recent production volatility and cancellations, among other things, our balance of productive, raw and component material inventories has increased substantially from customary levels as of June 30, 2024 and December 31, 2023. We will continue to actively monitor and manage inventory levels across all inventory types in order to maximize both supply continuity and the efficient use of working capital.
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
In March 2020, we completed a transaction with Hyundai Motor Group (“Hyundai”) to form Motional, AD LLC (“Motional”), a joint venture focused on the design, development and commercialization of autonomous driving technologies. Motional began testing fully driverless systems in 2020 and began testing a production-ready autonomous driving platform available for robotaxi providers, meal delivery providers, fleet operators and automotive manufacturers at prototype scale in 2022. In addition, Motional is involved in collaborative arrangements with mobility providers and with cities such as Las Vegas as solutions are developed for the evolving nature of the mobility industry.
Although we believe our strategic partnerships have us well-aligned with industry technology mega-trends in these evolving areas, the timeline necessary to produce commercially viable autonomous vehicles has been extended and is still subject to significant uncertainty, which resulted in additional funding requirements for Motional. In April 2024, Aptiv and Hyundai entered into an agreement to restructure Aptiv’s ownership interest in Motional and for Hyundai to provide additional funding to Motional, which also eliminated any requirements for additional future funding from Aptiv. These transactions, which were completed in May 2024, resulted in the reduction of our common equity interest from 50% as of December 31, 2023 to approximately 15% as of June 30, 2024. The total gain recorded as a result of these transactions was approximately $641 million (approximately $2.37 per diluted share) during the three months ended June 30, 2024, within income before income taxes and equity losses in the consolidated statement of operations. Refer to Note 21. Investments in Affiliates to the consolidated financial statements contained herein for further information on these transactions.
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
We are focused on maintaining a low fixed cost structure that provides us flexibility to remain profitable at all points of the traditional vehicle industry production cycle. As a result, approximately 97% of our hourly workforce is located in best cost countries. Furthermore, we have substantial operational flexibility by leveraging a large workforce of contingent workers, which represented approximately 27% of the hourly workforce as of June 30, 2024. However, we will continue to adjust our cost structure and optimize our manufacturing footprint in response to changes in the global and regional automotive markets and in order to increase investment in advanced technologies and engineering, as evidenced by our ongoing restructuring programs focused on reducing our global overhead costs and on the continued rotation of our manufacturing footprint to best cost locations in Europe. As we continue to operate in a cyclical industry that is impacted by movements in the global and regional economies, we continually evaluate opportunities to further refine our cost structure.
We have a strong balance sheet with gross debt of approximately $7.0 billion and substantial available liquidity of approximately $4.6 billion as of June 30, 2024, consisting of cash and cash equivalents, short-term investments and available financing under our Revolving Credit Facility and committed European accounts receivable factoring facility, and no significant U.S. defined benefit or workforce postretirement health care benefits and employer-paid postretirement basic life insurance benefits (“OPEB”) liabilities. We intend to maintain strong financial discipline by targeting industry-leading earnings growth, cash flow generation and return on invested capital and to maintain sufficient liquidity to sustain our financial flexibility throughout the industry cycle.
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

Three and Six Months Ended June 30, 2024 versus Three and Six Months Ended June 30, 2023
The results of operations for the three and six months ended June 30, 2024 and 2023 were as follows:

	Three Months Ended June 30,					Six Months Ended June 30,
	2024		2023		Favorable/(unfavorable)	2024		2023		Favorable/(unfavorable)

	(dollars in millions)
Net sales	$5,051		$5,200		$(149)	$9,952		$10,018		$(66)
Cost of sales	4,083		4,336		253	8,106		8,394		288
Gross margin	968	19.2%	864	16.6%	104	1,846	18.5%	1,624	16.2%	222
Selling, general and administrative	405		353		(52)	771		695		(76)
Amortization	52		59		7	106		118		12
Restructuring	70		42		(28)	109		53		(56)
Operating income	441		410		31	860		758		102
Interest expense	(64)		(72)		8	(129)		(139)		10
Other income, net	10		11		(1)	25		10		15
Gain on Motional transactions	641		—		641	641		—		641
Income before income taxes and equity loss	1,028		349		679	1,397		629		768
Income tax expense	(51)		(30)		(21)	(127)		(64)		(63)
Income before equity loss	977		319		658	1,270		565		705
Equity loss, net of tax	(34)		(73)		39	(103)		(155)		52
Net income	943		246		697	1,167		410		757
Net income attributable to noncontrolling interest	5		4		1	11		7		4
Net loss attributable to redeemable noncontrolling interest	—		—		—	—		(1)		1
Net income attributable to Aptiv	938		242		696	1,156		404		752
Mandatory convertible preferred share dividends	—		(13)		13	—		(29)		29
Net income attributable to ordinary shareholders	$938		$229		$709	$1,156		$375		$781

Total Net Sales
Below is a summary of our total net sales for the three months ended June 30, 2024 versus June 30, 2023.

	Three Months Ended June 30,			Variance Due To:
	2024	2023	Favorable/(unfavorable)	Volume, net of contractual price reductions	FX	Commodity pass-through	Other	Total

	(in millions)			(in millions)
Total net sales	$5,051	$5,200	$(149)	$(106)	$(42)	$(1)	$—	$(149)
Total net sales for the three months ended June 30, 2024 decreased 3% compared to the three months ended June 30, 2023. Our volumes decreased 3% for the period, which reflects volume declines primarily in Europe and North America, with flat global automotive production (down 1% on an AWM basis). The decline in volumes were partially offset by impacts of favorable pricing, net of contractual price reductions, of $55 million. In addition, our net sales reflect unfavorable foreign currency impacts, primarily related to the Chinese Yuan Renminbi and the Euro.

	Six Months Ended June 30,			Variance Due To:
	2024	2023	Favorable/(unfavorable)	Volume, net of contractual price reductions	FX	Commodity pass-through	Other	Total

	(in millions)			(in millions)
Total net sales	$9,952	$10,018	$(66)	$2	$(65)	$(3)	$—	$(66)
Total net sales for the six months ended June 30, 2024 decreased 1% compared to the six months ended June 30, 2023. Our volumes decreased 1% for the period, which reflects volume declines primarily in Europe, with flat global automotive production (down 1% on an AWM basis). The decline in volumes were offset by impacts of favorable pricing, net of contractual price reductions, of $98 million. In addition, our net sales reflect net unfavorable foreign currency impacts, primarily related to the Chinese Yuan Renminbi.
Cost of Sales
Cost of sales is primarily comprised of material, labor, manufacturing overhead, freight, fluctuations in foreign currency exchange rates, product engineering, design and development expenses, depreciation, warranty costs and other operating expenses. Gross margin is revenue less cost of sales and gross margin percentage is gross margin as a percentage of net sales.
Cost of sales decreased $253 million for the three months ended June 30, 2024 compared to the three months ended June 30, 2023, as summarized below. The Company’s material cost of sales was approximately 50% and 55% of net sales in the three months ended June 30, 2024 and 2023, respectively.

	Three Months Ended June 30,			Variance Due To:
	2024	2023	Favorable/(unfavorable)	Volume (a)	FX	Operational performance	Other	Total

	(dollars in millions)			(in millions)
Cost of sales	$4,083	$4,336	$253	$114	$40	$133	$(34)	$253
Gross margin	$968	$864	$104	$8	$(2)	$133	$(35)	$104
Percentage of net sales	19.2%	16.6%
(a)Presented net of contractual price reductions for gross margin variance.
The decrease in cost of sales reflects impacts of improved operational performance, decreased volumes and currency exchange. Cost of sales was also impacted by the following items in Other above:
•Approximately $25 million of increased depreciation, which includes long-lived asset impairment charges of $14 million.

Cost of sales decreased $288 million for the six months ended June 30, 2024 compared to the six months ended June 30, 2023, as summarized below. The Company’s material cost of sales was approximately 50% and 55% of net sales in the six months ended June 30, 2024 and 2023, respectively.

	Six Months Ended June 30,			Variance Due To:
	2024	2023	Favorable/(unfavorable)	Volume (a)	FX	Operational performance	Other	Total

	(dollars in millions)			(in millions)
Cost of sales	$8,106	$8,394	$288	$56	$63	$229	$(60)	$288
Gross margin	$1,846	$1,624	$222	$58	$(2)	$229	$(63)	$222
Percentage of net sales	18.5%	16.2%
(a)Presented net of contractual price reductions for gross margin variance.
The decrease in cost of sales reflects the impacts of improved operational performance, currency exchange and decreased volumes. Cost of sales was also impacted by the following items in Other above:
•Approximately $45 million of increased depreciation, primarily as a result of a higher fixed asset base, which includes long-lived asset impairment charges of $14 million.
Selling, General and Administrative Expense

	Three Months Ended June 30,
	2024	2023	Favorable/ (unfavorable)

	(dollars in millions)
Selling, general and administrative expense	$405	$353	$(52)
Percentage of net sales	8.0%	6.8%

	Six Months Ended June 30,
	2024	2023	Favorable/ (unfavorable)

	(dollars in millions)
Selling, general and administrative expense	$771	$695	$(76)
Percentage of net sales	7.7%	6.9%
Selling, general and administrative expense (“SG&A”) primarily includes administrative expenses, information technology costs, incentive compensation related costs, acquisition and project portfolio related costs and selling and marketing expenses. SG&A increased as a percentage of net sales for the three and six months ended June 30, 2024 compared to 2023, primarily due to increased bad debt expense related to a supply relationship in Europe. Refer to Note 2. Significant Accounting Policies to the consolidated financial statements contained herein for additional information.

Amortization

	Three Months Ended June 30,
	2024	2023	Favorable/ (unfavorable)

	(in millions)
Amortization	$52	$59	$7

	Six Months Ended June 30,
	2024	2023	Favorable/ (unfavorable)

	(in millions)
Amortization	$106	$118	$12
Amortization expense reflects the non-cash charge related to definite-lived intangible assets. Amortization during the three and six months ended June 30, 2024 and 2023 reflects the continued amortization of our definite-lived intangible assets, which resulted primarily from our acquisitions, over their estimated useful lives. Refer to Note 17. Acquisitions and Divestitures to the consolidated financial statements contained herein for further detail of our business acquisitions, including details of the intangible assets recorded in each transaction.

Restructuring

	Three Months Ended June 30,
	2024	2023	Favorable/ (unfavorable)

	(dollars in millions)
Restructuring	$70	$42	$(28)
Percentage of net sales	1.4%	0.8%

	Six Months Ended June 30,
	2024	2023	Favorable/ (unfavorable)

	(dollars in millions)
Restructuring	$109	$53	$(56)
Percentage of net sales	1.1%	0.5%
The Company recorded employee-related and other restructuring charges totaling approximately $70 million and $109 million during the three and six months ended June 30, 2024, respectively. The charges recorded during the three and six months ended June 30, 2024 included the recognition of approximately $30 million and $54 million, respectively, for a program initiated in the fourth quarter of 2023 focused on global salaried workforce optimization, primarily in the European region. The charges recorded during the three months ended June 30, 2024 also reflect programs to align manufacturing capacity with the current levels of automotive production in North America and Asia Pacific. We expect to make cash payments of approximately $100 million over the next twelve months pursuant to currently implemented restructuring programs.
The Company recorded employee-related and other restructuring charges totaling approximately $42 million and $53 million during the three and six months ended June 30, 2023. The charges recorded during the three months ended June 30, 2023 included the recognition of approximately $27 million of employee-related and other costs related to the initiation of the closure of a Western European manufacturing site within the Advanced Safety and User Experience segment pursuant to the Company’s ongoing European footprint rotation strategy.
We expect to continue to incur additional restructuring expense in 2024 and beyond, primarily related to programs focused on the continued rotation of our manufacturing footprint to best cost locations in Europe and aligning manufacturing capacity with the levels of automotive production, which includes approximately $10 million for programs approved as of June 30, 2024, primarily related to the Signal and Power Solution segment. Additionally, as we continue to operate in a cyclical industry that is impacted by movements in the global and regional economies, we continually evaluate opportunities to further adjust our cost structure and optimize our manufacturing footprint. The Company plans to implement additional restructuring activities in the future, if necessary, in order to align manufacturing capacity and other costs with prevailing regional automotive production levels and locations, to improve the efficiency and utilization of other locations and in order to increase investment in advanced technologies and engineering. Such future restructuring actions are dependent on market conditions, customer actions and other factors.
Refer to Note 7. Restructuring to the consolidated financial statements contained herein for additional information.

Interest Expense

	Three Months Ended June 30,
	2024	2023	Favorable/ (unfavorable)

	(in millions)
Interest expense	$64	$72	$8

	Six Months Ended June 30,
	2024	2023	Favorable/ (unfavorable)

	(in millions)
Interest expense	$129	$139	$10
The decrease in interest expense during the three and six months ended June 30, 2024 compared to 2023 reflects the repayment of the Tranche A Term Loan in October 2023. Refer to Note 8. Debt to the consolidated financial statements contained herein for additional information.

Other Income, Net

	Three Months Ended June 30,
	2024	2023	Favorable/ (unfavorable)

	(in millions)
Other income, net	$10	$11	$(1)

	Six Months Ended June 30,
	2024	2023	Favorable/ (unfavorable)

	(in millions)
Other income, net	$25	$10	$15
Other income, net for the three and six months ended June 30, 2024 includes interest income of $16 million and $36 million, respectively, and gains of $3 million and $2 million, respectively, recognized for the change in fair value of publicly traded equity securities.
Other income, net for the three and six months ended June 30, 2023 includes interest income of $24 million and $46 million, respectively, partially offset by losses of $3 million and $6 million, respectively, recognized for the change in fair value of publicly traded equity securities and an impairment loss of $18 million recognized for Aptiv’s equity investments without readily determinable fair values for the six months ended June 30, 2023.
Refer to Note 16. Other Income, net to the consolidated financial statements contained herein for additional information.

Income Taxes

	Three Months Ended June 30,
	2024	2023	Favorable/ (unfavorable)

	(in millions)
Income tax expense	$51	$30	$(21)

	Six Months Ended June 30,
	2024	2023	Favorable/ (unfavorable)

	(in millions)
Income tax expense	$127	$64	$(63)
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
The Company’s effective tax rate for the three and six months ended June 30, 2024 includes net discrete tax benefits of approximately $27 million and $20 million, respectively, primarily related to a business reorganization that occurred in the second quarter of 2024. Also included as a discrete item in the effective tax rate for the three months ended June 30, 2024 is the beneficial impact of approximately 8 points resulting from the Motional funding and ownership restructuring transactions, as described further in Note 21. Investment in Affiliates to the consolidated financial statements contained herein for additional information. There was no tax expense associated with these gains as Aptiv’s interest in Motional is exempt from capital gains tax in the jurisdiction in which it is owned. The Company’s effective tax rate for the three and six months ended June 30, 2023 includes net discrete tax benefits of approximately $22 million and $25 million, respectively, primarily related to changes in tax law and changes in reserves.
On December 15, 2022, the European Union (the “E.U.”) Member States formally adopted the Framework, which generally provides for a minimum effective tax rate of 15%, as established by the OECD. Many countries have enacted legislation consistent with the Framework effective at the beginning of 2024. The OECD continues to release additional guidance on these rules. The Company has proactively responded to these tax policy changes, as described below, and will continue to closely monitor developments. Our effective tax rate for the six months ended June 30, 2024 includes an unfavorable impact from the enacted Framework.
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
Refer to Note 11. Income Taxes to the consolidated financial statements contained herein for additional information.

Equity Loss

	Three Months Ended June 30,
	2024	2023	Favorable/ (unfavorable)

	(in millions)
Equity loss, net of tax	$34	$73	$39

	Six Months Ended June 30,
	2024	2023	Favorable/ (unfavorable)

	(in millions)
Equity loss, net of tax	$103	$155	$52
Equity loss, net of tax reflects the Company’s interest in the results of ongoing operations of entities accounted for as equity method investments. The decrease in equity losses recognized by Aptiv during the three and six months ended June 30, 2024 compared to 2023 are primarily attributable to the decrease in Aptiv’s common equity interest in Motional from 50% to approximately 15% as a result of Motional funding and ownership restructuring transactions that were completed in May 2024. Refer to Note 21. Investments in Affiliates to the consolidated financial statements contained herein for additional information.

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
Our management utilizes Adjusted Operating Income as the key performance measure of segment income or loss to evaluate segment performance, and for planning and forecasting purposes to allocate resources to the segments, as management believes this measure is most reflective of the operational profitability or loss of our operating segments. Segment Adjusted Operating Income should not be considered a substitute for results prepared in accordance with U.S. GAAP and should not be considered an alternative to net income attributable to Aptiv, which is the most directly comparable financial measure to Adjusted Operating Income that is prepared in accordance with U.S. GAAP. Segment Adjusted Operating Income, as determined and measured by Aptiv, should also not be compared to similarly titled measures reported by other companies. Refer to Note 19. Segment Reporting to the consolidated financial statements contained herein for additional information.

Net sales, gross margin as a percentage of net sales and Adjusted Operating Income by segment for the three and six months ended June 30, 2024 and 2023 are as follows:

Net Sales by Segment

	Three Months Ended June 30,			Variance Due To:
	2024	2023	Favorable/ (unfavorable)	Volume, net of contractual price reductions	FX	Commodity pass-through	Other	Total

	(in millions)			(in millions)
Signal and Power Solutions	$3,512	$3,679	$(167)	$(126)	$(40)	$(1)	$—	$(167)
Advanced Safety and User Experience	1,554	1,532	22	24	(2)	—	—	22
Eliminations and Other	(15)	(11)	(4)	(4)	—	—	—	(4)
Total	$5,051	$5,200	$(149)	$(106)	$(42)	$(1)	$—	$(149)

	Six Months Ended June 30,			Variance Due To:
	2024	2023	Favorable/(unfavorable)	Volume, net of contractual price reductions	FX	Commodity pass-through	Other	Total

	(in millions)			(in millions)
Signal and Power Solutions	$6,999	$7,143	$(144)	$(81)	$(60)	$(3)	$—	$(144)
Advanced Safety and User Experience	2,983	2,898	85	90	(5)	—	—	85
Eliminations and Other	(30)	(23)	(7)	(7)	—	—	—	(7)
Total	$9,952	$10,018	$(66)	$2	$(65)	$(3)	$—	$(66)

Gross Margin Percentage by Segment

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Signal and Power Solutions	19.5%	17.0%	18.8%	17.1%
Advanced Safety and User Experience	18.1%	15.6%	17.8%	14.0%
Total	19.2%	16.6%	18.5%	16.2%
Adjusted Operating Income by Segment

	Three Months Ended June 30,			Variance Due To:
	2024	2023	Favorable/ (unfavorable)	Volume, net of contractual price reductions	Operational performance	Other	Total

	(in millions)			(in millions)
Signal and Power Solutions	$436	$392	$44	$6	$86	$(48)	$44
Advanced Safety and User Experience	$170	$138	$32	$2	$47	$(17)	$32
As noted in the table above, Adjusted Operating Income for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023 was impacted by operational performance, volume, including product mix, as well as the impacts of favorable pricing, net of contractual price reductions of $55 million. Adjusted Operating Income was also impacted by the following items included within Other in the table above:
•Approximately $32 million of increased bad debt expense, primarily related to a supply relationship in Europe; and
•Approximately $15 million of increased depreciation, primarily as a result of a higher fixed asset base.

	Six Months Ended June 30,			Variance Due To:
	2024	2023	Favorable/(unfavorable)	Volume, net of contractual price reductions	Operational performance	Other	Total

	(in millions)			(in millions)
Signal and Power Solutions	$825	$766	$59	$51	$79	$(71)	$59
Advanced Safety and User Experience	$325	$201	$124	$7	$150	$(33)	$124
As noted in the table above, Adjusted Operating Income for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023 was impacted by operational performance, volume, including product mix, as well as the impacts of favorable pricing, net of contractual price reductions of $98 million. Adjusted Operating Income was also impacted by the following items included within Other in the table above:
•Approximately $33 million of increased bad debt expense, primarily related to a supply relationship in Europe; and
•Approximately $35 million of increased depreciation, primarily as a result of a higher fixed asset base.

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
As of June 30, 2024, we had cash and cash equivalents of $1.4 billion and net debt (defined as outstanding debt less cash and cash equivalents) of $5.6 billion. The following table summarizes our available liquidity, which includes cash, cash equivalents, short-term investments and funds available under our significant committed credit facilities, as of June 30, 2024:

June 30, 2024

(in millions)
Cash and cash equivalents	$1,409
Short-term investments (1)	748
Revolving Credit Facility, unutilized portion (2)	2,000
Committed European accounts receivable factoring facility, unutilized portion (3)	481
Total available liquidity	$4,638
(1)The Company’s short-term investments are anticipated to be utilized to redeem the €700 million in aggregate principal amount of 1.50% Euro-denominated senior unsecured notes due 2025 prior to their maturity.
(2)Availability reduced by less than $1 million in letters of credit issued under the Credit Agreement as of June 30, 2024.
(3)Based on June 30, 2024 foreign currency rates, subject to the availability of eligible accounts receivable.
We expect existing cash, available liquidity and cash flows from operations to continue to be sufficient to fund our global operating activities, including restructuring payments, capital expenditures and debt obligations. As described below, on August 1, 2024 we entered into an accelerated share repurchase program to repurchase $3.0 billion of our outstanding ordinary shares, which we expect to fund with cash on hand and proceeds from debt, including borrowings under the $2.5 billion unsecured bridge credit facility we entered into on August 1, 2024. We expect to refinance the bridge credit facility with the issuance of new debt or borrowings under other sources of existing liquidity.
We also continue to expect to be able to move funds between different countries to manage our global liquidity needs without material adverse tax implications, subject to current monetary policies. We utilize a combination of strategies, including dividends, cash pooling arrangements, intercompany loan repayments and other distributions and advances to provide the funds necessary to meet our global liquidity needs. There are no significant restrictions on the ability of our subsidiaries to pay dividends or make other distributions to Aptiv. As of June 30, 2024, the Company’s cash and cash equivalents held by our non-U.S. subsidiaries totaled approximately $1.3 billion. If additional non-U.S. cash was needed for our U.S. operations, we may be required to accrue and pay withholding if we were to distribute such funds from non-U.S. subsidiaries to the U.S.; however, based on our current liquidity needs and strategies, we do not anticipate a need to accrue and pay such additional amounts.
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
A summary of the ordinary shares repurchased during the three and six months ended June 30, 2024 and 2023 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Total number of shares repurchased	5,372,682	269,003	12,720,092	872,774
Average price paid per share	$80.69	$104.36	$81.25	$112.03
Total (in millions)	$434	$28	$1,034	$98
As of June 30, 2024, approximately $581 million of share repurchases remained available under the January 2019 share repurchase program. During the period from July 1, 2024 to July 31, 2024, the Company repurchased an additional $66 million worth of shares pursuant to a trading plan with set trading instructions established by the Company. As a result, approximately $515 million of share repurchases remain available under the January 2019 share repurchase program. All previously repurchased shares were retired and are reflected as a reduction of ordinary share capital for the par value of the shares, with the excess applied as reductions to additional paid-in-capital and retained earnings.
New Share Repurchase Authorization
On July 29, 2024, our Board of Directors authorized a new share repurchase program to repurchase up to $5.0 billion of our outstanding ordinary shares. This share repurchase program provides for share purchases in the open market or in privately negotiated transactions (which may include derivative transactions, including an accelerated share repurchase program (“ASR”)), depending on share price, market conditions and other factors, as determined by the Company. This program will commence following completion of the Company’s $2.0 billion January 2019 share repurchase program.
Accelerated Share Repurchase Agreement
As part of our share repurchase program, on August 1, 2024, the Company entered into ASR agreements with each of Goldman Sachs International and JPMorgan Chase Bank, N.A. to repurchase an aggregate of $3.0 billion of Aptiv’s ordinary shares (the “ASR Agreements”).
Under the terms of the ASR Agreements, the Company will make an aggregate payment of $3.0 billion (the “Repurchase Price”) and will receive an initial delivery of ordinary shares with an aggregate value of approximately 75% of the total Repurchase Price based on the closing price of our ordinary shares on the date of the ASR Agreements. The total number of shares to be repurchased under each ASR Agreement will be based on the average daily volume-weighted average price of our ordinary shares on specified dates during the term of such ASR Agreement, less a discount and subject to adjustments pursuant to the terms and conditions of the ASR Agreements.
Upon final settlement of the ASR Agreements, under certain circumstances, the relevant counterparty may be required to deliver additional ordinary shares, or we may be required to deliver ordinary shares or to make a cash payment to the relevant counterparty, at our election. The final settlements under the ASR Agreements are scheduled to occur no later than the second quarter of 2025, and in each case may be accelerated at the option of the applicable counterparty.
The Company expects to fund the accelerated share repurchase program with cash on hand and borrowings under a new unsecured bridge credit facility as described below. We expect to refinance the bridge credit facility with the issuance of new debt or borrowings under other sources of existing liquidity.
Bridge Credit Agreement
On August 1, 2024, in order to partially finance the share repurchases under the ASR Agreements, Aptiv PLC and certain of its subsidiaries entered into a new $2,500 million senior unsecured bridge facility under a Bridge Credit Agreement (the “Bridge Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent, JPMorgan Chase Bank, N.A. and Goldman Sachs Lending Partners LLC, as joint lead arrangers and joint bookrunners, and Goldman Sachs Lending Partners LLC, as syndication agent. The loans available under the Bridge Credit Agreement were fully drawn on August 1, are scheduled to mature 364 days thereafter, and once repaid may not be reborrowed. We expect to use the proceeds of the loans drawn under the Bridge Credit Agreement to pay related fees and expenses and, along with cash on hand, to fund the ASR Agreements described above.
Dividends from Equity Investments
During the six months ended June 30, 2024 and 2023, Aptiv received dividends of $7 million and $5 million, respectively, from its equity method investments. The dividends were recognized as a reduction to the investment and represented a return on investment included in cash flows from operating activities.
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
Motional Joint Venture Funding and Ownership Restructuring Transactions—On April 19, 2024, Aptiv and Hyundai Motor Group (“Hyundai”) entered into an agreement to restructure Aptiv’s ownership interest in Motional and for Hyundai to provide additional funding to Motional, each as described below. Prior to these transactions, Motional was 50% owned by each of Aptiv and Hyundai.
As part of the agreement, on May 2, 2024, Hyundai invested $475 million in Motional in exchange for an additional 11.7% common equity interest. Aptiv did not participate in this funding round. This transaction resulted in the dilution of Aptiv’s common equity interest in Motional from 50% to approximately 44%, prior to the completion of any further transactions as described below. As these units were issued at a valuation greater than the carrying value of our investment in Motional, the Company recognized a gain of approximately $91 million during the three months ended June 30, 2024, within income before income taxes and equity losses in the consolidated statement of operations.
Also as part of the agreement, on May 16, 2024, Aptiv sold 11% of its common equity interest in Motional to Hyundai for approximately $448 million of cash consideration. Aptiv also exchanged approximately 21% of its common equity in Motional for a like number of Motional preferred shares. These transactions resulted in the reduction of Aptiv’s common equity interest in Motional from approximately 44% to approximately 15%. As a result of these transactions, the Company recognized a gain of approximately $550 million during the three months ended June 30, 2024, within income before income taxes and equity losses in the consolidated statement of operations.
The total gain recorded as a result of the Motional funding and ownership restructuring transactions completed in May 2024, all as described above, was approximately $641 million (approximately $2.37 per diluted share) for the three months ended June 30, 2024.
As of June 30, 2024, the carrying values of the Company’s common equity and preferred equity investments in Motional were $283 million and $899 million, respectively. As of December 31, 2023, the carrying value of the Company’s common equity investment in Motional was $1,096 million. These investments are recorded within investment in affiliates in the consolidated balance sheets and included in the Advanced Safety and User Experience segment. The Company's preferred equity investment in Motional was initially measured at fair value, and subsequently accounted for under the measurement alternative in accordance with ASC Topic 321, Investments – Equity Securities, as it does not have a readily determinable fair value.

Technology Investments—During the six months ended June 30, 2023, the Company’s Advanced Safety and User Experience segment made investments totaling approximately $40 million in convertible redeemable preferred shares of StradVision, Inc. (“StradVision”), a provider of deep learning-based camera perception software for automotive applications. The Company previously made investments in StradVision totaling approximately $44 million in prior years. Due to the Company’s redemption rights, the Company’s investment in StradVision is classified as an available-for-sale debt security within other long-term assets in the consolidated balance sheets, with changes in fair value recorded in other comprehensive income. Subsequently, in July 2024, Aptiv made an additional investment totaling approximately $24 million in convertible redeemable preferred shares of StradVision.
Refer to Note 21. Investments in Affiliates to the consolidated financial statements contained herein for further detail of the Company’s investments.
Credit Agreement
Aptiv PLC and its wholly-owned subsidiary Aptiv Corporation entered into a credit agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent (the “Administrative Agent”), under which it maintains a senior unsecured credit facility currently consisting of a revolving credit facility of $2 billion (the “Revolving Credit Facility”). The Revolving Credit Facility matures on June 24, 2026. As of September 30, 2023, the Company also maintained a senior unsecured credit facility in the form of a term loan (the “Tranche A Term Loan”). On October 27, 2023, the Company fully repaid the outstanding principal balance of $301 million on the Tranche A Term Loan, utilizing cash on hand. Aptiv Global Financing Designated Activity Company (“AGF DAC”, formerly known as Aptiv Global Financing Limited), a wholly-owned subsidiary of Aptiv PLC, previously executed a joinder agreement to the Credit Agreement, which allows it to act as a borrower under the Credit Agreement, and a guaranty supplement, under which AGF DAC guarantees the obligations under the Credit Agreement, subject to certain exceptions.
The Credit Agreement was entered into in March 2011 and has been subsequently amended and restated on several occasions, most recently on June 24, 2021, and was further amended on April 19, 2023. The June 2021 amendment, among other things, (1) refinanced and replaced the term loan A and revolver with a new term loan A that matured in 2026, and a new five-year revolving credit facility with aggregate commitments of $2 billion, (2) utilized the Company’s existing sustainability-linked metrics and commitments, that, if achieved, would change the facility fee and interest rate margins as described below, and (3) established the leverage ratio maintenance covenant that requires the Company to maintain total net leverage (as calculated in accordance with the Credit Agreement) of less than 3.5 to 1.0 (or 4.0 to 1.0 for four full fiscal quarters following completion of material acquisitions, as defined in the Credit Agreement) and allowed for dividends and other payments on equity. Effective from the date of the April 2023 amendment, all interest rate benchmarks within the Credit Agreement that were previously based on the London Interbank Offered Rate were transitioned to a rate based on the Secured Overnight Financing Rate (“SOFR”). The Credit Agreement also contains an accordion feature that permits Aptiv to increase, from time to time, the aggregate borrowing capacity under the Credit Agreement by up to an additional $1 billion upon Aptiv’s request, the agreement of the lenders participating in the increase, and the approval of the Administrative Agent. Borrowings under the Credit Agreement are prepayable at Aptiv’s option without premium or penalty.
As of June 30, 2024, Aptiv had no amounts outstanding under the Revolving Credit Facility and less than $1 million in letters of credit were issued under the Credit Agreement. Letters of credit issued under the Credit Agreement reduce availability under the Revolving Credit Facility. No amounts were drawn on the Revolving Credit Facility during the six months ended June 30, 2024.
Loans under the Credit Agreement bear interest, at Aptiv’s option, at either (a) the Administrative Agent’s Alternate Base Rate (“ABR” as defined in the Credit Agreement) or (b) SOFR plus in either case a percentage per annum as set forth in the table below (the “Applicable Rate”). The rates under the Credit Agreement on the specified dates are set forth below:

	June 30, 2024		December 31, 2023
	SOFR plus	ABR plus	SOFR plus	ABR plus
Revolving Credit Facility	1.06%	0.06%	1.06%	0.06%
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

The Company achieved the sustainability-linked targets for the 2023 calendar year, and the interest rate margins and facility fees were reduced from the Applicable Rates, by the amounts specified above, effective in the third quarter of 2024.
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
The Credit Agreement also contains events of default customary for financings of this type. The Company was in compliance with the Credit Agreement covenants as of June 30, 2024.
Senior Unsecured Notes
As of June 30, 2024, the Company had the following senior unsecured notes issued and outstanding:

Aggregate Principal Amount (in millions)	Stated Coupon Rate	Issuance Date	Maturity Date	Interest Payment Date

$700	2.396%	February 2022	February 2025	February 18 and August 18
$748	1.50%	March 2015	March 2025	March 10
$534	1.60%	September 2016	September 2028	September 15
$300	4.35%	March 2019	March 2029	March 15 and September 15
$800	3.25%	February 2022	March 2032	March 1 and September 1
$801	4.25%	June 2024	June 2036	June 11
$300	4.40%	September 2016	October 2046	April 1 and October 1
$350	5.40%	March 2019	March 2049	March 15 and September 15
$1,500	3.10%	November 2021	December 2051	June 1 and December 1
$1,000	4.15%	February 2022	May 2052	May 1 and November 1
Although the specific terms of each indenture governing each series of senior notes vary, the indentures contain certain restrictive covenants, including with respect to Aptiv’s (and Aptiv’s subsidiaries’) ability to incur liens, enter into sale and leaseback transactions and merge with or into other entities. As of June 30, 2024, the Company was in compliance with the provisions of all series of the outstanding senior notes. Refer to Note 8. Debt to the consolidated financial statements contained herein for additional information.
Guarantor Summarized Financial Information
As further described in Note 8. Debt to the consolidated financial statements contained herein, Aptiv PLC, Aptiv Corporation and AGF DAC are each potential borrowers under the Credit Agreement, under which such borrowings would be guaranteed by each of the other two entities. Aptiv PLC issued the 2015 Euro-denominated Senior Notes, 2016 Euro-denominated Senior Notes, 2016 Senior Notes, 2019 Senior Notes and 2021 Senior Notes. In February 2022, Aptiv Corporation and AGF DAC were added as guarantors on each series of outstanding senior notes previously issued by Aptiv PLC. AGF DAC was added as a joint and several co-issuer of the 2021 Senior Notes in December 2021, effective as of the date of issuance. Aptiv PLC and Aptiv Corporation jointly issued the 2022 Senior Notes, which are guaranteed by AGF DAC. In 2024, Aptiv PLC and AGF DAC jointly issued the 2024 Euro-denominated Senior Notes, which are guaranteed by Aptiv Corporation. Together, Aptiv PLC, Aptiv Corporation and AGF DAC comprise the “Obligor Group.” All other consolidated direct and indirect subsidiaries of Aptiv PLC are not subject to any guarantee under any series of notes outstanding (the “Non-Guarantors”). The guarantees rank equally in right of payment with all of the guarantors’ existing and future senior indebtedness, are effectively subordinated to any of their existing and future secured indebtedness to the extent of the value of the collateral securing such indebtedness and are structurally subordinated to the indebtedness of each of their existing and future subsidiaries that is not a guarantor.
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

Obligor Group

Six Months Ended June 30, 2024	(in millions)
Net sales	$—
Gross margin	$—
Operating loss	$(38)
Net loss	$(122)
Net loss attributable to Aptiv	$(122)

As of June 30, 2024:
Current assets (1)	$3,975
Long-term assets (1)	$550
Current liabilities (2)	$7,227
Long-term liabilities (2)	$5,744
Noncontrolling interest	$—

As of December 31, 2023:
Current assets (1)	$4,699
Long-term assets (1)	$562
Current liabilities (2)	$6,090
Long-term liabilities (2)	$6,419
Noncontrolling interest	$—
(1)Includes current assets of $2,508 million and $3,826 million, and long-term assets of $533 million and $555 million, due from Non-Guarantors as of June 30, 2024 and December 31, 2023, respectively.
(2)Includes current liabilities of $5,689 million and $6,013 million, and long-term liabilities of $226 million and $226 million, due to Non-Guarantors as of June 30, 2024 and December 31, 2023, respectively.
Other Financing
Receivable factoring—Aptiv maintains a €450 million European accounts receivable factoring facility that is available on a committed basis and allows for factoring of receivables denominated in both Euros and U.S. dollars (“USD”). This facility is accounted for as short-term debt and borrowings are subject to the availability of eligible accounts receivable. Collateral is not required related to these trade accounts receivable. This facility became effective on January 1, 2021 and had an initial term of three years, and was renewed for an additional three year term, effective November 2023, subject to Aptiv’s right to terminate at any time with three months’ notice. After expiration of the new three-year term, either party can terminate with three months’ notice. Borrowings denominated in Euros under the facility bear interest at the three-month Euro Interbank Offered Rate (“EURIBOR”) plus 0.50% and USD borrowings bear interest at two-month SOFR plus 0.50%, with borrowings under either denomination carrying a minimum interest rate of 0.20%. As of June 30, 2024 and December 31, 2023, Aptiv had no amounts drawn on the European accounts receivable factoring facility. No amounts were drawn under the European accounts receivable factoring facility during the six months ended June 30, 2024.
Finance leases and other—As of June 30, 2024 and December 31, 2023, approximately $34 million and $21 million, respectively, of other debt primarily issued by certain non-U.S. subsidiaries and finance lease obligations were outstanding.
Letter of credit facilities—In addition to the letters of credit issued under the Credit Agreement, Aptiv had approximately $4 million outstanding through other letter of credit facilities as of June 30, 2024 and December 31, 2023, primarily to support arrangements and other obligations at certain of its subsidiaries.
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
Operating activities—Net cash provided by operating activities totaled $887 million and $526 million for the six months ended June 30, 2024 and 2023, respectively. Cash flows provided by operating activities for the six months ended June 30, 2024 consisted primarily of net earnings of $1,167 million, increased by $501 million for non-cash charges for depreciation, amortization and pension costs, partially offset by $641 million for non-cash gains resulting from the Motional transactions and $343 million related to changes in operating assets and liabilities, net of restructuring and pension contributions. Cash flows provided by operating activities for the six months ended June 30, 2023 consisted primarily of net earnings of $410 million, increased by $462 million for non-cash charges for depreciation, amortization and pension costs, partially offset by $546 million related to changes in operating assets and liabilities, net of restructuring and pension contributions.
Investing activities—Net cash used in investing activities totaled $829 million for the six months ended June 30, 2024, as compared to $590 million for the six months ended June 30, 2023. Cash flows used in investing activities for the six months ended June 30, 2024 primarily consisted of short-term investment purchases of $748 million and capital expenditures of $491 million, partially offset by proceeds from the sale of equity method investments of $448 million. Cash flows used in investing activities for the and six months ended June 30, 2023 consisted primarily of capital expenditures of $491 million.
Financing activities—Net cash used in financing activities totaled $264 million and $181 million for the six months ended June 30, 2024 and 2023, respectively. Cash flows used in financing activities for the six months ended June 30, 2024 primarily included $1,030 million paid to repurchase ordinary shares partially offset by net proceeds of $798 million received from the issuance of the 2024 Euro-denominated Senior Notes. Cash flows used in financing activities for the six months ended June 30, 2023 primarily included $98 million paid to repurchase ordinary shares and $32 million of MCPS dividend payments.
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
Critical Accounting Estimates
There have been no significant changes in our critical accounting estimates during the three and six months ended June 30, 2024.

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
As of June 30, 2024, the Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated, for disclosure purposes, the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective to provide reasonable assurance that the desired control objectives were achieved as of June 30, 2024.
Changes in Internal Control over Financial Reporting
There were no material changes in the Company’s internal controls over financial reporting during the three and six months ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
A summary of our ordinary shares repurchased during the three months ended June 30, 2024, is shown below:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (in millions) (3)
April 1, 2024 to April 30, 2024	—	$—	—	$1,015
May 1, 2024 to May 31, 2024	3,030,770	$82.48	3,030,770	$765
June 1, 2024 to June 30, 2024	2,341,912	$78.37	2,341,912	$581
Total	5,372,682	$80.69	5,372,682

(1)	The total number of shares purchased under the plans authorized by the Board of Directors are described below.
(2)	Excluding commissions.
(3)
In July 2024, the Board of Directors authorized a new share repurchase program of up to $5.0 billion. This program will commence following completion of the Company’s January 2019 share repurchase program of up to $2.0 billion. The timing of repurchases is dependent on price, market conditions and applicable regulatory requirements. On August 1, 2024, under the existing and new authorizations, the Company entered into an accelerated share repurchase program to repurchase an aggregate amount of $3.0 billion of Aptiv’s ordinary shares (the “ASR Agreements”). Under the terms of the ASR Agreements, the Company will make an aggregate payment of $3.0 billion (the “Repurchase Price”) and will receive an initial delivery of ordinary shares with an aggregate value of approximately 75% of the total Repurchase Price based on the closing price of our ordinary shares on the date of the ASR Agreements. The final settlements under the ASR Agreements are scheduled to occur no later than the second quarter of 2025, and in each case may be accelerated at the option of the applicable counterparty.

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

The following table describes contracts, instructions or written plans for the sale or purchase of our securities adopted by our executive officers and directors during the second quarter of 2024, each of which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c), referred to as Rule 10b5-1 trading plans.

Name and Title	Action	Date of Adoption of Rule 10b5-1 Trading Plan	Scheduled Expiration Date of Rule 10b5-1 Trading Plan (1)	Aggregate Number of Securities/Dollar Value to be Purchased or Sold
Katherine H. Ramundo Executive Vice President, Chief Legal Officer, Chief Compliance Officer and Secretary	Adoption	5/14/2024	4/30/2025	Sale of up to 10,000 ordinary shares
Kevin P. Clark Chairman, Chief Executive Officer	Adoption	6/7/2024	9/20/2024	Purchase of up to $2,000,000
(1)In each case, a trading plan may also expire on such earlier dates as all transactions under the trading plan are completed.
During the second quarter of 2024, no executive officer or director of the Company adopted, modified or terminated any non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

ITEM 6. EXHIBITS

Exhibit Number	Description
4.1
Tenth Supplemental Indenture, dated as of June 11, 2024, among Aptiv PLC, Aptiv Global Financing Designated Activity Company, Aptiv Corporation, Wilmington Trust, National Association, as Trustee, and Deutsche Bank Trust Company Americas, as Registrar, Paying Agent and Authenticating Agent (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K of the Company filed with the SEC on June 11, 2024)

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

Dated: August 1, 2024