Form 10-Q
period 2024-09-30
Aptiv PLC
filed 2024-10-31
CIK 1521332

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
For the quarterly period ended September 30, 2024
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
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Ordinary Shares, $0.01 par value per share	APTV	New York Stock Exchange
1.500% Senior Notes due 2025	APTV	New York Stock Exchange
1.600% Senior Notes due 2028	APTV	New York Stock Exchange
4.350% Senior Notes due 2029	APTV	New York Stock Exchange
4.650% Senior Notes due 2029	APTV	New York Stock Exchange
3.250% Senior Notes due 2032	APTV	New York Stock Exchange
5.150% Senior Notes due 2034	APTV	New York Stock Exchange
4.250% Senior Notes due 2036	APTV	New York Stock Exchange
4.400% Senior Notes due 2046	APTV	New York Stock Exchange
5.400% Senior Notes due 2049	APTV	New York Stock Exchange
3.100% Senior Notes due 2051	APTV	New York Stock Exchange
4.150% Senior Notes due 2052	APTV	New York Stock Exchange
5.750% Senior Notes due 2054	APTV	New York Stock Exchange
6.875% Fixed-to-Fixed Reset Rate Junior Subordinated Notes due 2054	APTV	New York Stock Exchange
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of the registrant’s ordinary shares outstanding, $0.01 par value per share as of October 25, 2024, was 235,035,739.

APTIV PLC

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
APTIV PLC
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	(in millions, except per share amounts)
Net sales	$4,854	$5,114	$14,806	$15,132
Operating expenses:
Cost of sales	3,951	4,221	12,057	12,615
Selling, general and administrative	331	360	1,102	1,055
Amortization	53	59	159	177
Restructuring (Note 7)	16	28	125	81
Total operating expenses	4,351	4,668	13,443	13,928
Operating income	503	446	1,363	1,204
Interest expense	(101)	(75)	(230)	(214)
Other income, net (Note 16)	5	26	30	36
Gain on Motional transactions (Note 21)	—	—	641	—
Income before income taxes and equity loss	407	397	1,804	1,026
Income tax (expense) benefit (Note 11)	(32)	1,312	(159)	1,248
Income before equity loss	375	1,709	1,645	2,274
Equity loss, net of tax	(7)	(72)	(110)	(227)
Net income	368	1,637	1,535	2,047
Net income attributable to noncontrolling interest	7	8	18	15
Net loss attributable to redeemable noncontrolling interest	(2)	—	(2)	(1)
Net income attributable to Aptiv	363	1,629	1,519	2,033
Mandatory convertible preferred share dividends (Note 12)	—	—	—	(29)
Net income attributable to ordinary shareholders	$363	$1,629	$1,519	$2,004

Basic net income per share:
Basic net income per share attributable to ordinary shareholders	$1.48	$5.76	$5.76	$7.27
Weighted average number of basic shares outstanding	245.48	282.84	263.55	275.56

Diluted net income per share (Note 12):
Diluted net income per share attributable to ordinary shareholders	$1.48	$5.76	$5.76	$7.17
Weighted average number of diluted shares outstanding	245.78	283.01	263.77	283.44
See notes to consolidated financial statements.

APTIV PLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	(in millions)
Net income	$368	$1,637	$1,535	$2,047
Other comprehensive income (loss):
Currency translation adjustments	178	(82)	20	(104)
Net change in unrecognized (loss) gain on derivative instruments, net of tax (Note 14)	(86)	(36)	(172)	112
Employee benefit plans adjustment, net of tax	(1)	1	—	—
Net change in unrealized gain on available-for-sale debt securities, net of tax (Note 15)	7	—	7	—
Other comprehensive income (loss)	98	(117)	(145)	8
Comprehensive income	466	1,520	1,390	2,055
Comprehensive income attributable to noncontrolling interests	9	9	20	13
Comprehensive income (loss) attributable to redeemable noncontrolling interest	4	(4)	—	(3)
Comprehensive income attributable to Aptiv	$453	$1,515	$1,370	$2,045
See notes to consolidated financial statements.

APTIV PLC
CONSOLIDATED BALANCE SHEETS

	September 30, 2024	December 31, 2023
	(Unaudited)

	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$1,054	$1,640
Short-term investments (Note 2)	791	—
Accounts receivable, net of allowance for doubtful accounts of $50 million and $52 million, respectively (Note 2)	3,653	3,546
Inventories (Note 3)	2,550	2,365
Other current assets (Note 4)	640	696
Total current assets	8,688	8,247
Long-term assets:
Property, net	3,797	3,785
Operating lease right-of-use assets	499	540
Investments in affiliates (Note 21)	1,503	1,443
Intangible assets, net (Note 2)	2,235	2,399
Goodwill (Note 2)	5,170	5,151
Other long-term assets (Note 4)	2,874	2,862
Total long-term assets	16,078	16,180
Total assets	$24,766	$24,427
LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt (Note 8)	$1,257	$9
Accounts payable	2,989	3,151
Accrued liabilities (Note 5)	1,558	1,648
Total current liabilities	5,804	4,808
Long-term liabilities:
Long-term debt (Note 8)	8,283	6,204
Pension benefit obligations	413	417
Long-term operating lease liabilities	421	453
Other long-term liabilities (Note 5)	647	701
Total long-term liabilities	9,764	7,775
Total liabilities	15,568	12,583
Commitments and contingencies (Note 10)
Redeemable noncontrolling interest (Note 2)	99	99
Shareholders’ equity:
Preferred shares, $0.01 par value per share, 50,000,000 shares authorized, none issued and outstanding	—	—
Ordinary shares, $0.01 par value per share, 1,200,000,000 shares authorized, 234,992,960 and 279,033,365 issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	2	3
Additional paid-in-capital	2,940	4,028
Retained earnings	6,734	8,162
Accumulated other comprehensive loss (Note 13)	(794)	(645)
Total Aptiv shareholders’ equity	8,882	11,548
Noncontrolling interest	217	197
Total shareholders’ equity	9,099	11,745
Total liabilities, redeemable noncontrolling interest and shareholders’ equity	$24,766	$24,427
See notes to consolidated financial statements.

APTIV PLC
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
	2024	2023
	(in millions)
Cash flows from operating activities:
Net income	$1,535	$2,047
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	560	489
Amortization	159	177
Amortization of deferred debt issuance costs	9	7
Restructuring expense, net of cash paid	(65)	4
Deferred income taxes	(1)	(1,408)
Pension and other postretirement benefit expenses	32	34
Loss from equity method investments, net of dividends received	120	232
Loss on extinguishment of debt	12	—
Loss on sale of assets	4	2
Share-based compensation	91	82
Gain on Motional transactions	(641)	—
Changes in operating assets and liabilities:
Accounts receivable, net	(107)	(213)
Inventories	(185)	(87)
Other assets	(23)	(76)
Accounts payable	(39)	(1)
Accrued and other long-term liabilities	(38)	(7)
Other, net	(16)	10
Pension contributions	(21)	(20)
Net cash provided by operating activities	1,386	1,272
Cash flows from investing activities:
Capital expenditures	(664)	(703)
Proceeds from sale of property	3	3
Proceeds from business divestitures, net of cash sold	—	(17)
Cost of business acquisitions and other transactions, net of cash acquired	—	(83)
Cost of technology investments	(121)	(1)
Proceeds from the sale of equity method investment	448	—
Purchase of short-term investments	(748)	—
Settlement of derivatives	(2)	6
Net cash used in investing activities	(1,084)	(795)
Cash flows from financing activities:
Net proceeds (repayments) under other short-term debt agreements	438	(22)
Net proceeds (repayments) under term loans	598	(8)
Repayment of senior notes	(700)	—
Proceeds from the issuance of senior and junior notes, net of issuance costs	2,920	—
Proceeds from bridge loan, net of issuance costs	2,483	—
Repayment of bridge loan	(2,500)	—
Contingent consideration payments	—	(10)
Repurchase of ordinary shares	(4,104)	(98)
Distribution of mandatory convertible preferred share cash dividends	—	(32)
Taxes withheld and paid on employees’ restricted share awards	(23)	(31)
Net cash used in financing activities	(888)	(201)
Effect of exchange rate fluctuations on cash, cash equivalents and restricted cash	—	(23)
(Decrease) increase in cash, cash equivalents and restricted cash	(586)	253
Cash, cash equivalents and restricted cash at beginning of the period	1,640	1,555
Cash, cash equivalents and restricted cash at end of the period	$1,054	$1,808

	September 30,
	2024	2023
	(in millions)
Supplemental non-cash investing activities:
Capital expenditures included in accounts payable	$170	$203
See notes to consolidated financial statements.

APTIV PLC
CONSOLIDATED STATEMENTS OF REDEEMABLE NONCONTROLLING INTEREST AND SHAREHOLDERS’ EQUITY (Unaudited)

	Three Months Ended September 30,

		Ordinary Shares		Preferred Shares

	Redeemable Noncontrolling Interest	Number of shares	Amount of shares	Number of shares	Amount of shares	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Aptiv Shareholders’ Equity	Noncontrolling Interest	Total Shareholders’ Equity

2024		(in millions)
Balance at June 30, 2024	$95	267	$3	—	$—	$3,947	$8,401	$(884)	$11,467	$208	$11,675
Net income	—	—	—	—	—	—	363	—	363	—	363
Other comprehensive income	6	—	—	—	—	—	—	90	90	2	92
Net (loss) income attributable to noncontrolling interest	(2)	—	—	—	—	—	—	—	—	7	7
Taxes withheld on employees’ restricted share award vestings	—	—	—	—	—	(2)	—	—	(2)	—	(2)
Repurchase of ordinary shares	—	(32)	(1)	—	—	(289)	(2,030)	—	(2,320)	—	(2,320)
Forward contracts for share repurchases	—	—	—	—	—	(750)	—	—	(750)	—	(750)
Share-based compensation	—	—	—	—	—	34	—	—	34	—	34
Balance at September 30, 2024	$99	235	$2	—	$—	$2,940	$6,734	$(794)	$8,882	$217	$9,099

2023
Balance at June 30, 2023	$97	283	$3	—	$—	$4,001	$5,893	$(665)	$9,232	$193	$9,425
Net income	—	—	—	—	—	—	1,629	—	1,629	—	1,629
Other comprehensive (loss) income	(4)	—	—	—	—	—	—	(114)	(114)	1	(113)
Net income attributable to noncontrolling interest	—	—	—	—	—	—	—	—	—	8	8
Share-based compensation	—	—	—	—	—	31	—	—	31	—	31
Balance at September 30, 2023	$93	283	$3	—	$—	$4,032	$7,522	$(779)	$10,778	$202	$10,980
See notes to consolidated financial statements.

APTIV PLC
CONSOLIDATED STATEMENTS OF REDEEMABLE NONCONTROLLING INTEREST AND SHAREHOLDERS’ EQUITY (Unaudited) (Continued)

	Nine Months Ended September 30,

		Ordinary Shares		Preferred Shares

	Redeemable Noncontrolling Interest	Number of shares	Amount of shares	Number of shares	Amount of shares	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Aptiv Shareholders’ Equity	Noncontrolling Interest	Total Shareholders’ Equity

2024		(in millions)
Balance at January 1, 2024	$99	279	$3	—	$—	$4,028	$8,162	$(645)	$11,548	$197	$11,745
Net income	—	—	—	—	—	—	1,519	—	1,519	—	1,519
Other comprehensive income (loss)	2	—	—	—	—	—	—	(149)	(149)	2	(147)
Net (loss) income attributable to noncontrolling interest	(2)	—	—	—	—	—	—	—	—	18	18
Taxes withheld on employees’ restricted share award vestings	—	—	—	—	—	(23)	—	—	(23)	—	(23)
Repurchase of ordinary shares	—	(45)	(1)	—	—	(406)	(2,947)	—	(3,354)	—	(3,354)
Forward contracts for share repurchases	—	—	—	—	—	(750)	—	—	(750)	—	(750)
Share-based compensation	—	1	—	—	—	91	—	—	91	—	91
Balance at September 30, 2024	$99	235	$2	—	$—	$2,940	$6,734	$(794)	$8,882	$217	$9,099

2023
Balance at January 1, 2023	$96	271	$3	12	$—	$3,989	$5,608	$(791)	$8,809	$189	$8,998
Net income	—	—	—	—	—	—	2,033	—	2,033	—	2,033
Other comprehensive (loss) income	(2)	—	—	—	—	—	—	12	12	(2)	10
Net (loss) income attributable to noncontrolling interest	(1)	—	—	—	—	—	—	—	—	15	15
Mandatory convertible preferred share cumulative dividends	—	—	—	—	—	—	(29)	—	(29)	—	(29)
Conversion of MCPS to ordinary shares	—	12	—	(12)	—	—	—	—	—	—	—
Taxes withheld on employees’ restricted share award vestings	—	—	—	—	—	(31)	—	—	(31)	—	(31)
Repurchase of ordinary shares	—	(1)	—	—	—	(8)	(90)	—	(98)	—	(98)
Share-based compensation	—	1	—	—	—	82	—	—	82	—	82
Balance at September 30, 2023	$93	283	$3	—	$—	$4,032	$7,522	$(779)	$10,778	$202	$10,980
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
Nature of operations—Aptiv is a global technology company focused on making the world safer, greener and more connected. We deliver end-to-end mobility solutions enabling our customers’ transition to more electrified, software-defined vehicles. We design and manufacture vehicle components and provide electrical, electronic and active safety technology solutions to the global automotive and commercial vehicle markets. Aptiv operates manufacturing facilities and technical centers utilizing a regional service model that enables the Company to efficiently and effectively serve its global customers from best cost countries.

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
During the nine months ended September 30, 2024 and 2023, Aptiv received dividends of $10 million and $5 million, respectively, from its equity method investments. The dividends were recognized as a reduction to the investment and represented a return on investment included in cash flows from operating activities.
Aptiv’s investments in publicly traded equity securities totaled $11 million and $14 million as of September 30, 2024 and December 31, 2023, respectively, and are classified within other long-term assets in the consolidated balance sheets. Aptiv’s non-publicly traded investments totaled $180 million and $51 million as of September 30, 2024 and December 31, 2023, respectively, and are classified within other long-term assets in the consolidated balance sheets. Refer to Note 21. Investments in Affiliates for further information regarding Aptiv’s investments.
In 2022, the Company acquired 85% of the equity interests of Intercable Automotive Solutions S.r.l. (“Intercable Automotive”). Concurrent with the acquisition, the Company entered into an agreement with the noncontrolling interest holders that provides the Company with the right to purchase, and the noncontrolling interest holders with the right to sell, the remaining 15% of Intercable Automotive for cash at a contractually defined value beginning in 2026. As a result of this redemption feature, the Company recorded the redeemable noncontrolling interest at its acquisition-date fair value to temporary equity in the consolidated balance sheet. The redeemable noncontrolling interest is adjusted each reporting period for the income (loss) attributable to the noncontrolling interest, and for any measurement period adjustments necessary to record the redeemable noncontrolling interest at the higher of its redemption value, assuming it was redeemable at the reporting date, or its carrying value. Any measurement period adjustments are recorded to retained earnings, with a corresponding increase or reduction to net income attributable to Aptiv. Redeemable noncontrolling interest was $99 million as of September 30, 2024 and December 31, 2023.

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
Aptiv primarily utilizes historical loss and recovery data, combined with information on current economic conditions and reasonable and supportable forecasts to develop the estimate of the allowance for doubtful accounts in accordance with ASC Topic 326, Financial Instruments – Credit Losses (“ASC 326”). As of September 30, 2024 and December 31, 2023, the Company reported $3,653 million and $3,546 million, respectively, of accounts receivable, net of the allowances, which includes the allowance for doubtful accounts of $50 million and $52 million, respectively. Changes in the allowance for doubtful accounts were not material for the nine months ended September 30, 2024.
Inventories—As of September 30, 2024 and December 31, 2023, inventories are stated at the lower of cost, determined on a first-in, first-out basis, or net realizable value, including direct material costs and direct and indirect manufacturing costs. Refer to Note 3. Inventories for additional information. Obsolete inventory is identified based on analysis of inventory for known obsolescence issues, and, generally, the net realizable value of inventory on hand in excess of one year’s supply is fully-reserved.
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
Intangible assets—Intangible assets were $2,235 million and $2,399 million as of September 30, 2024 and December 31, 2023, respectively. The Company amortizes definite-lived intangible assets over their estimated useful lives. The Company has definite-lived intangible assets related to patents and developed technology, customer relationships and trade names. Indefinite-lived in-process research and development intangible assets are not amortized, but are tested for impairment annually, or more frequently when indicators of potential impairment exist, until the completion or abandonment of the associated research and development efforts. Upon completion of the projects, the assets will be amortized over the expected economic life of the asset, which will be determined on that date. Should the project be determined to be abandoned, and if the asset developed has no alternative use, the full value of the asset will be charged to expense. The Company also has intangible assets related to acquired trade names that are classified as indefinite-lived when there are no foreseeable limits on the periods of time over which they are expected to contribute cash flows. These indefinite-lived trade name assets are tested for impairment annually, or more frequently when indicators of potential impairment exist. Costs to renew or extend the term of acquired intangible assets are recognized as expense as incurred. Amortization expense was $53 million and $159 million for the three and nine months ended September 30, 2024, respectively, and $59 million and $177 million for the three and nine months ended September 30, 2023, respectively, which includes the impact of any intangible asset impairment charges recorded during the period.
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
The impairment test involves first qualitatively assessing goodwill for impairment. If the qualitative assessment is not met the Company then performs a quantitative assessment by comparing the estimated fair value of each reporting unit to its carrying value, including goodwill. Fair value reflects the price a market participant would be willing to pay in a potential sale of the reporting unit. If the estimated fair value exceeds carrying value, then we conclude that no goodwill impairment has occurred. If the carrying value of the reporting unit exceeds its estimated fair value, the Company recognizes an impairment loss in an amount equal to the excess, not to exceed the amount of goodwill allocated to the reporting unit. The Company qualitatively concluded there were no goodwill impairments during the nine months ended September 30, 2024 and 2023. Goodwill was $5,170 million and $5,151 million as of September 30, 2024 and December 31, 2023, respectively.
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
Customer concentrations—We sell our products and services to the major global OEMs in every region of the world. Our ten largest customers accounted for approximately 56% of our total net sales for the three and nine months ended September 30, 2024, none of which individually exceeded 10%, and approximately 54% for the three and nine months ended September 30, 2023, none of which individually exceeded 10%. During the three and nine months ended September 30, 2024, our Signal and Power Solutions segment and our Advanced Safety and User Experience segment recognized net sales to each of our ten largest customers. During the three and nine months ended September 30, 2023, our Signal and Power Solutions segment recognized net sales to each of our ten largest customers and our Advanced Safety and User Experience segment recognized net sales to eight of our ten largest customers.
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

3. INVENTORIES
Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or net realizable value, including direct material costs and direct and indirect manufacturing costs. A summary of inventories is shown below:

	September 30, 2024	December 31, 2023

	(in millions)
Productive material	$1,592	$1,507
Work-in-process	196	178
Finished goods	762	680
Total	$2,550	$2,365

4. ASSETS
Other current assets consisted of the following:

	September 30, 2024	December 31, 2023

	(in millions)
Value added tax receivable	$176	$160
Prepaid insurance and other expenses	88	91
Reimbursable engineering costs	146	122
Notes receivable	5	9
Income and other taxes receivable	102	100
Deposits to vendors	5	6
Derivative financial instruments (Note 14)	42	138
Capitalized upfront fees (Note 20)	9	12
Contract assets (Note 20)	64	55
Other	3	3
Total	$640	$696

Other long-term assets consisted of the following:

	September 30, 2024	December 31, 2023

	(in millions)
Deferred income taxes, net	$2,239	$2,351
Unamortized Revolving Credit Facility debt issuance costs	4	6
Income and other taxes receivable	48	33
Reimbursable engineering costs	157	163
Value added tax receivable	2	2
Technology investments (Note 21)	191	65
Derivative financial instruments (Note 14)	16	23
Capitalized upfront fees (Note 20)	44	49
Contract assets (Note 20)	73	67
Other	100	103
Total	$2,874	$2,862

5. LIABILITIES
Accrued liabilities consisted of the following:

	September 30, 2024	December 31, 2023

	(in millions)
Payroll-related obligations	$388	$371
Employee benefits, including current pension obligations	104	131
Income and other taxes payable	117	175
Warranty obligations (Note 6)	63	52
Restructuring (Note 7)	79	142
Customer deposits	114	91
Derivative financial instruments (Note 14)	39	6
Accrued interest	69	51
Contract liabilities (Note 20)	76	93
Operating lease liabilities	126	121
Other	383	415
Total	$1,558	$1,648

Other long-term liabilities consisted of the following:

	September 30, 2024	December 31, 2023

	(in millions)
Environmental	$3	$3
Extended disability benefits	4	4
Warranty obligations (Note 6)	12	9
Restructuring (Note 7)	25	25
Payroll-related obligations	13	12
Accrued income taxes	188	169
Deferred income taxes, net	286	394
Contract liabilities (Note 20)	18	16
Derivative financial instruments (Note 14)	32	1
Other	66	68
Total	$647	$701

6. WARRANTY OBLIGATIONS
Expected warranty costs for products sold are recognized principally at the time of sale of the product based on an estimate of the amount that eventually will be required to settle such obligations. These accruals are based on factors such as past experience, production changes, industry developments and various other considerations. The estimated costs related to product recalls based on a formal campaign soliciting return of that product are accrued at the time an obligation becomes probable and can be reasonably estimated. These estimates are adjusted from time to time based on facts and circumstances that impact the status of existing claims. Aptiv has recognized a reasonable estimate for its total aggregate warranty reserves, including product recall costs, across all of its operating segments as of September 30, 2024. The Company estimates the reasonably possible amount to ultimately resolve all matters in excess of the recorded reserves as of September 30, 2024 to be zero to $45 million.
The table below summarizes the activity in the product warranty liability for the nine months ended September 30, 2024:

Warranty Obligations

(in millions)
Accrual balance at beginning of period	$61
Provision for estimated warranties incurred during the period	24
Changes in estimate for pre-existing warranties	29
Settlements	(40)
Foreign currency translation and other	1
Accrual balance at end of period	$75

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
As part of the Company’s continued efforts to optimize its cost structure, it has undertaken several restructuring programs which include workforce reductions as well as plant closures. These programs are primarily focused on reducing global overhead costs, the continued rotation of our manufacturing footprint to best cost locations in Europe and aligning manufacturing capacity with the current levels of automotive production in North America and Asia Pacific. During the three and nine months ended September 30, 2024, the Company recorded employee-related and other restructuring charges related to these programs totaling approximately $16 million and $125 million, respectively. The charges recorded during the nine months ended September 30, 2024 also included the recognition of approximately $55 million for a program initiated in the fourth quarter of 2023 focused on global salaried workforce optimization, primarily in the European region.
There have been no changes in previously initiated programs that have resulted (or are expected to result) in a material change to our restructuring costs. The Company expects to incur additional restructuring costs of approximately $45 million for programs approved as of September 30, 2024, primarily related to the Signal and Power Solutions segment.
During the three and nine months ended September 30, 2023, Aptiv recorded employee-related and other restructuring charges totaling approximately $28 million and $81 million, respectively. The charges recorded during the nine months ended September 30, 2023 included the recognition of approximately $27 million of employee-related and other costs related to the initiation of the closure of a Western European manufacturing site within the Advanced Safety and User Experience segment pursuant to the Company’s ongoing European footprint rotation strategy.
Restructuring charges for employee separation and termination benefits are paid either over the severance period or in a lump sum in accordance with either statutory requirements or individual agreements. Aptiv incurred cash expenditures related to its restructuring programs of approximately $190 million and $77 million in the nine months ended September 30, 2024 and 2023, respectively.
The following table summarizes the restructuring charges recorded for the three and nine months ended September 30, 2024 and 2023 by operating segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	(in millions)
Signal and Power Solutions	$13	$7	$89	$22
Advanced Safety and User Experience	3	21	36	59
Total	$16	$28	$125	$81
The table below summarizes the activity in the restructuring liability for the nine months ended September 30, 2024:

	Employee Termination Benefits Liability	Other Exit Costs Liability	Total

	(in millions)
Accrual balance at January 1, 2024	$167	$—	$167
Provision for estimated expenses incurred during the period	125	—	125
Payments made during the period	(190)	—	(190)
Foreign currency and other	2	—	2
Accrual balance at September 30, 2024	$104	$—	$104

8. DEBT
The following is a summary of debt outstanding, net of unamortized issuance costs and discounts, as of September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023

	(in millions)
Accounts receivable factoring	$451	$—
2.396%, senior notes, due 2025 (net of $0 and $2 unamortized issuance costs, respectively)	—	698
1.50%, Euro-denominated senior notes, due 2025 (net of $0 and $1 unamortized issuance costs, respectively)	782	772
1.60%, Euro-denominated senior notes, due 2028 (net of $2 and $2 unamortized issuance costs, respectively)	557	550
4.35%, senior notes, due 2029 (net of $1 and $2 unamortized issuance costs, respectively)	299	298
4.650%, senior notes, due 2029 (net of $5 and $0 unamortized issuance costs, respectively)	545	—
3.25%, senior notes, due 2032 (net of $6 and $6 unamortized issuance costs and $2 and $2 discount, respectively)	792	792
5.150%, senior notes, due 2034 (net of $5 and $0 unamortized issuance costs and $1 and $0 discount, respectively)	544	—
4.25%, Euro-denominated senior notes, due 2036 (net of $7 and $0 unamortized issuance costs and $2 and $0 discount, respectively)	829	—
4.40%, senior notes, due 2046 (net of $3 and $3 unamortized issuance costs and $1 and $1 discount, respectively)	296	296
5.40%, senior notes, due 2049 (net of $4 and $4 unamortized issuance costs and $1 and $1 discount, respectively)	345	345
3.10%, senior notes, due 2051 (net of $15 and $16 unamortized issuance costs and $30 and $30 discount, respectively)	1,455	1,454
4.15%, senior notes, due 2052 (net of $10 and $11 unamortized issuance costs and $2 and $2 discount, respectively)	988	987
5.750%, senior notes, due 2054 (net of $6 and $0 unamortized issuance costs and $3 and $0 discount, respectively)	541	—
6.875%, fixed-to-fixed reset rate junior subordinated notes, due 2054 (net of $7 and $0 unamortized issuance costs, respectively)	493	—
Term Loan A, due 2027 (net of $6 and $0 unamortized issuance costs, respectively)	594	—
Finance leases and other	29	21
Total debt	9,540	6,213
Less: current portion	(1,257)	(9)
Long-term debt	$8,283	$6,204
Credit Agreement
Aptiv PLC and its wholly-owned subsidiary Aptiv Corporation entered into a credit agreement (the “Credit Agreement”) with, among others, JPMorgan Chase Bank, N.A., as administrative agent (the “Administrative Agent”), under which it maintains a senior unsecured credit facility currently consisting of a revolving credit facility of $2 billion (the “Revolving Credit Facility”). The Revolving Credit Facility matures on June 24, 2026. As of September 30, 2023, the Company also maintained a senior unsecured credit facility in the form of a term loan (the “Tranche A Term Loan”). On October 27, 2023, the Company fully repaid the outstanding principal balance of $301 million on the Tranche A Term Loan, utilizing cash on hand. Aptiv Global Financing Designated Activity Company (“AGF DAC”, formerly known as Aptiv Global Financing Limited), a wholly-owned subsidiary of Aptiv PLC, previously executed a joinder agreement to the Credit Agreement, which allows it to act as a borrower under the Credit Agreement, and a guaranty supplement, under which AGF DAC guarantees the obligations under the Credit Agreement, subject to certain exceptions.
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
As of September 30, 2024, Aptiv had no amounts outstanding under the Revolving Credit Facility and less than $1 million in letters of credit were issued under the Credit Agreement. Letters of credit issued under the Credit Agreement reduce availability under the Revolving Credit Facility.
Loans under the Credit Agreement bear interest, at Aptiv’s option, at either (a) the Administrative Agent’s Alternate Base Rate (“ABR” as defined in the Credit Agreement) or (b) SOFR plus in either case a percentage per annum as set forth in the table below (the “Applicable Rate”). The rates under the Credit Agreement on the specified dates are set forth below:

	September 30, 2024		December 31, 2023
	SOFR plus	ABR plus	SOFR plus	ABR plus
Revolving Credit Facility	1.06%	0.06%	1.06%	0.06%
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
The Credit Agreement also contains events of default customary for financings of this type. The Company was in compliance with the Credit Agreement covenants as of September 30, 2024.
Bridge Credit Agreement
On August 1, 2024, Aptiv PLC and certain of its subsidiaries entered into a $2.5 billion senior unsecured bridge facility under a Bridge Credit Agreement (the “Bridge Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent, JPMorgan Chase Bank, N.A. and Goldman Sachs Lending Partners LLC, as joint lead arrangers and joint bookrunners, and Goldman Sachs Lending Partners LLC, as syndication agent. The proceeds of the loans under the Bridge Credit Agreement were utilized to provide initial funding for a portion of the share repurchases under the accelerated share repurchase program, as further described in Note 12. Shareholders’ Equity and Net Income Per Share. Aptiv incurred approximately $17 million of issuance costs in connection with the Bridge Credit Agreement. The loans available under the Bridge Credit Agreement were fully drawn on August 1. The Bridge Credit Agreement was fully repaid and terminated during the three months ended September 30, 2024 using proceeds from the Term Loan A and proceeds from the issuance of the 2024 Senior Notes and 2024 Junior Notes, as described below. As a result of the repayment of the Bridge Credit Agreement, Aptiv recognized a loss on debt extinguishment of approximately $11 million during the three and nine months ended September 30, 2024, within other expense, net in the consolidated statement of operations.
Term Loan A Credit Agreement
On August 19, 2024, Aptiv PLC and its wholly-owned subsidiaries AGF DAC and Aptiv Corporation entered into a new senior unsecured term loan A credit agreement (the “Term Loan A Credit Agreement”) with, among others, JPMorgan Chase

Bank, N.A., as Administrative Agent, under which it maintains a senior unsecured credit facility consisting of a term loan (the “Term Loan A”) in aggregate principal amount of $600 million. Aptiv incurred approximately $2 million of issuance costs in connection with the Term Loan A.
As described above, proceeds from the Term Loan A were used to repay a portion of the loans incurred under the Bridge Credit Agreement during the three months ended September 30, 2024. This transaction was accounted for as a modification of debt in accordance with ASC Topic 470-50, Debt Modifications and Extinguishments. Accordingly, a pro-rata portion of the unamortized fees from the Bridge Credit Agreement in the amount of $4 million was transferred to the Term Loan A and, together with the $2 million of direct issuance costs referenced above, will be amortized to interest expense over the term of the Term Loan A.
The Term Loan A matures on August 19, 2027. Borrowings under the Term Loan A Credit Agreement are prepayable at Aptiv’s option without premium or penalty. No principal payment is required until the outstanding principal amount is due in full on the maturity date.
Loans under the Term Loan A Credit Agreement bear interest, at Aptiv’s option, at either (a) ABR or (b) SOFR plus in either case a percentage per annum as set forth in the table below (the “Term Loan Applicable Rate”). The rates under the Term Loan A Credit Agreement on the specified dates are set forth below:

	September 30, 2024		December 31, 2023
	SOFR plus	ABR plus	SOFR plus	ABR plus
Term Loan A	1.25%	0.25%	N/A	N/A
The Term Loan Applicable Rate under the Term Loan A Credit Agreement may increase or decrease from time to time     based on changes in the Company’s credit ratings. The interest rate is subject to fluctuation during the term of the Term Loan A Credit Agreement based on changes in the ABR, SOFR or changes in the Company’s corporate credit ratings.
The interest rate period with respect to SOFR interest rate options can be set at one-, three-, or six-months as selected by Aptiv in accordance with the terms of the Term Loan A Credit Agreement (or other period as may be agreed by the applicable lenders). Aptiv may elect to change the selected interest rate option in accordance with the provisions of the Term Loan A Credit Agreement. As of September 30, 2024, Aptiv selected the one-month SOFR interest rate option on the Term Loan A, and the rate effective as of September 30, 2024, as detailed in the table below, was based on the Company’s current credit rating and the Term Loan Applicable Rate for the Term Loan A Credit Agreement:

		Borrowings as of
	Term Loan	September 30, 2024	Rates effective as of
	Applicable Rate	(in millions)	September 30, 2024
Term Loan A	SOFR plus 1.25%	$600	6.315%
The Term Loan A Credit Agreement contains certain covenants that limit, among other things, the Company’s (and the Company’s subsidiaries’) ability to incur certain additional indebtedness or liens or to dispose of substantially all of its assets. In addition, the Term Loan A Credit Agreement requires that the Company maintain a consolidated leverage ratio (the ratio of Consolidated Total Indebtedness to Consolidated EBITDA, each as defined in the Term Loan A Credit Agreement) of not more than 3.5 to 1.0 (or 4.0 to 1.0 for four full fiscal quarters following completion of material acquisitions, as defined in the Term Loan A Credit Agreement).
The Term Loan A Credit Agreement also contains events of default customary for financings of this type. The Company was in compliance with the Term Loan A Credit Agreement covenants as of September 30, 2024.
As of September 30, 2024, all obligations under the Term Loan A Credit Agreement were borrowed by AGF DAC and jointly and severally guaranteed by Aptiv PLC and Aptiv Corporation.
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
On February 18, 2022, Aptiv PLC and Aptiv Corporation together issued $2.5 billion in aggregate principal amount of senior unsecured notes in a transaction registered under the Securities Act, comprised of $700 million of 2.396% senior unsecured notes due 2025 (the “2.396% Senior Notes”), $800 million of 3.25% senior unsecured notes due 2032 (the “3.25% Senior Notes”) and $1.0 billion of 4.15% senior unsecured notes due 2052 (the “4.15% Senior Notes”) (collectively, the “2022 Senior Notes”). The 2022 Senior Notes are guaranteed by AGF DAC. The 2.396% Senior Notes were priced at 100% of par, resulting in a yield to maturity of 2.396%; the 3.25% Senior Notes were priced at 99.600% of par, resulting in a yield to maturity of 3.297%; and the 4.15% Senior Notes were priced at 99.783% of par, resulting in a yield to maturity of 4.163%. On or after February 18, 2023, the 2.396% Senior Notes may be optionally redeemed at a price equal to their principal amount plus accrued and unpaid interest thereon. The proceeds from the 2022 Senior Notes were utilized to fund a portion of the cash consideration payable in connection with the acquisition of Wind River. In September 2024, Aptiv redeemed for cash the entire $700 million aggregate principal amount outstanding of the 2.396% Senior Notes, financed by the proceeds received from the issuance of the 2024 Senior Notes and 2024 Junior Notes, as defined below. As a result of the redemption of the 2.396% Senior Notes, Aptiv recognized a loss on debt extinguishment of approximately $1 million during the three and nine months ended September 30, 2024, within other expense, net in the consolidated statement of operations.
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
On September 13, 2024, Aptiv PLC and AGF DAC together issued $1.65 billion in aggregate principal amount of senior unsecured notes in a transaction registered under the Securities Act, comprised of $550 million of 4.650% senior unsecured notes due 2029 (the “4.650% Senior Notes”), $550 million of 5.150% senior unsecured notes due 2034 (the “5.150% Senior Notes”) and $550 million of 5.750% senior unsecured notes due 2054 (the “5.750% Senior Notes”) (collectively, the “2024 Senior Notes”). The 2024 Senior Notes are guaranteed by Aptiv Corporation. The 4.650% Senior Notes were priced at 99.912% of par, resulting in a yield to maturity of 4.670%; the 5.150% Senior Notes were priced at 99.768% of par, resulting in a yield to maturity of 5.180%; and the 5.750% Senior Notes were priced at 99.476% of par, resulting in a yield to maturity of 5.787%. The proceeds from the 2024 Senior Notes, together with the proceeds from the 2024 Junior Notes, as described below, were utilized to repay a portion of the Bridge Credit Agreement and to redeem the 2.396% Senior Notes, as described above.
Aptiv incurred approximately $16 million of issuance costs in connection with the 2024 Senior Notes. Interest on the 2024 Senior Notes is payable semi-annually on March 13 and September 13 (commencing March 13, 2025) of each year to holders of record at the close of business on February 26 or August 29, immediately preceding the interest payment date.
Although the specific terms of each indenture governing each series of senior notes vary, the indentures contain certain restrictive covenants, including with respect to Aptiv’s (and Aptiv’s subsidiaries’) ability to incur liens, enter into sale and leaseback transactions and merge with or into other entities. In February 2022, Aptiv Corporation and AGF DAC were added as guarantors on each series of outstanding senior notes previously issued by Aptiv PLC. The guarantees rank equally in right of payment with all of the guarantors’ existing and future senior indebtedness, are effectively subordinated to any of their existing and future secured indebtedness to the extent of the value of the collateral securing such indebtedness and are structurally subordinated to the indebtedness of each of their existing and future subsidiaries that is not a guarantor. As of September 30, 2024, the Company was in compliance with the provisions of all series of the outstanding senior notes.
Junior Subordinated Unsecured Notes
On September 13, 2024, Aptiv PLC and AGF DAC together issued $500 million in aggregate principal amount of 6.875% fixed-to-fixed reset rate junior subordinated unsecured notes due 2054 (the “2024 Junior Notes”) in a transaction registered under the Securities Act. The 2024 Junior Notes are guaranteed by Aptiv Corporation, and are subordinate in rank to all of Aptiv’s senior indebtedness. Aptiv incurred approximately $7 million of issuance costs in connection with the 2024 Junior Notes.
The 2024 Junior Notes bear interest from and including September 13, 2024 to, but excluding, December 15, 2029, at an annual rate of 6.875%, and from and including, December 15, 2029, during each interest reset period at an annual interest rate equal to the Five-Year Treasury rate, as contractually defined in the applicable indenture, as of the most recent reset interest determination date, plus 3.385%. Interest on the 2024 Junior Notes is payable semi-annually on June 15 and December 15 (commencing June 15, 2025).
Interest payments on the 2024 Junior Notes may be deferred on one or more occasions, from time to time, for up to 20 consecutive semi-annual interest payment periods. During any optional deferral period, interest on the 2024 Junior Notes will continue to accrue at the then-applicable interest rate on the 2024 Junior Notes. In addition, during any optional deferral period, interest on the deferred interest will accrue at the then-applicable interest rate on the 2024 Junior Notes, compounded semi-annually, to the extent permitted by applicable law.
During any period in which interest payments on the 2024 Junior Notes are deferred, Aptiv may not (i) declare or pay any dividends or distributions, or redeem, purchase, acquire, or make a liquidation payment on, any shares of its capital stock; (ii) make any principal, interest or premium payments on, or repay, purchase or redeem any of its debt securities that are equal in right of payment with, or subordinated to, the 2024 Junior Notes; or (iii) make payments on any guarantees equal in right of payment with, or subordinated to, the 2024 Junior Notes, in each case subject to certain limited exceptions.
Aptiv may redeem the 2024 Junior Notes in whole or in part, at a redemption price equal to 100% of the principal amount of the 2024 Junior Notes being redeemed, plus any accrued and unpaid interest to, but excluding, the redemption date on any day in the period commencing on the date falling 90 days prior to the first reset date and ending on and including the first reset date and, after the first reset date, on any interest payment date. Aptiv also has the option to redeem the 2024 Junior Notes in whole, but not in part, at 102% of their principal amount, plus any accrued and unpaid interest thereon, if a rating agency makes certain changes in the equity credit criteria for securities such as the 2024 Junior Notes.
The indenture for the 2024 Junior Notes does not contain any restrictive covenants on the payments of dividends (except during the aforementioned deferral period), the making of investments, the incurrence of indebtedness or the purchase or prepayment, except, with respect to securities that rank equally with or junior to the 2024 Junior Notes in right of payment during the aforementioned deferral period, of securities by Aptiv or its subsidiaries. The guarantees on the indenture governing the 2024 Junior Notes ranks junior and subordinate in right of payment with all of the guarantors’ existing and future senior indebtedness, any of their existing and future secured indebtedness to the extent of the value of the collateral securing such indebtedness and are structurally subordinated to the indebtedness of each of their existing and future subsidiaries that is not a guarantor. As of September 30, 2024, the Company was in compliance with the provisions of all of the outstanding 2024 Junior Notes.
Other Financing
Receivable factoring—Aptiv maintains a €450 million European accounts receivable factoring facility that is available on a committed basis and allows for factoring of receivables denominated in both Euros and U.S. dollars (“USD”). This facility is accounted for as short-term debt and borrowings are subject to the availability of eligible accounts receivable. Collateral is not required related to these trade accounts receivable. This facility became effective on January 1, 2021 and had an initial term of three years, and was renewed for an additional three year term, effective November 2023, subject to Aptiv’s right to terminate at any time with three months’ notice. After expiration of the new three-year term, either party can terminate with three months’ notice. Borrowings denominated in Euros under the facility bear interest at the three-month Euro Interbank Offered Rate (“EURIBOR”) plus 0.50% and USD borrowings bear interest at two-month SOFR plus 0.50%, with borrowings under either denomination carrying a minimum interest rate of 0.20%. As of September 30, 2024, Aptiv had $451 million outstanding under the European accounts receivable factoring facility. As of December 31, 2023, Aptiv had no amounts outstanding under the European accounts receivable factoring facility.
Finance leases and other—As of September 30, 2024 and December 31, 2023, approximately $29 million and $21 million, respectively, of other debt primarily issued by certain non-U.S. subsidiaries and finance lease obligations were outstanding.
Interest—Cash paid for interest related to debt outstanding totaled $204 million and $205 million for the nine months ended September 30, 2024 and 2023, respectively.
Letter of credit facilities—In addition to the letters of credit issued under the Credit Agreement, Aptiv had approximately $4 million outstanding through other letter of credit facilities as of September 30, 2024 and December 31, 2023, primarily to support arrangements and other obligations at certain of its subsidiaries.

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

The amounts shown below reflect the defined benefit pension expense for the three and nine months ended September 30, 2024 and 2023:

	Non-U.S. Plans		U.S. Plans

	Three Months Ended September 30,
	2024	2023	2024	2023

	(in millions)
Service cost	$4	$5	$—	$—
Interest cost	9	10	—	—
Expected return on plan assets	(4)	(4)	—	—
Amortization of actuarial losses	—	—	—	1
Net periodic benefit cost	$9	$11	$—	$1

	Non-U.S. Plans		U.S. Plans

	Nine Months Ended September 30,
	2024	2023	2024	2023

	(in millions)
Service cost	$14	$14	$—	$—
Interest cost	30	30	—	—
Expected return on plan assets	(13)	(12)	—	—
Amortization of actuarial losses	—	1	1	1
Net periodic benefit cost	$31	$33	$1	$1
Other postretirement benefit obligations were approximately $1 million at September 30, 2024 and December 31, 2023.

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
Matters Related to Global Supply Chain Disruptions
Due to various factors that are beyond our control, there have been global supply chain disruptions at times during recent years, including a worldwide semiconductor supply shortage. The semiconductor supply shortage impacted production in automotive and other industries. We, along with most automotive component manufacturers that use semiconductors, have suffered interruptions in our production and were unable to fully meet the vehicle production demands of original equipment manufacturers (“OEMs”) at times over the last several years because of events which are outside our control, including but not limited to, the COVID-19 pandemic, the global semiconductor shortage, fires in our suppliers’ facilities, unprecedented weather events and other extraordinary events. Although we work closely with suppliers and customers to minimize any supply disruptions, some of our customers have indicated that they expect us to bear at least some responsibility for their lost production and other costs. While no assurances can be made as to the ultimate outcome of these customer expectations or any other future claims, we do not currently believe a loss is probable, and accordingly, no reserve has been made as of September 30, 2024. We will continue to actively monitor our global supply chain and will seek to aggressively mitigate and minimize the impact of any future disruptions on our business.
Environmental Matters
Aptiv is subject to the requirements of U.S. federal, state, local and non-U.S. environmental, health and safety laws and regulations. As of September 30, 2024 and December 31, 2023, the undiscounted reserve for environmental investigation and remediation recorded in other liabilities was approximately $4 million. Aptiv cannot ensure that environmental requirements will not change or become more stringent over time or that its eventual environmental remediation costs and liabilities will not exceed the amount of its current reserves. In the event that such liabilities were to significantly exceed the amounts recorded, Aptiv’s results of operations could be materially affected. At September 30, 2024, the difference between the recorded liabilities and the reasonably possible range of potential loss was not material.

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
The Company’s income tax expense and effective tax rates for the three and nine months ended September 30, 2024 and 2023 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	(dollars in millions)
Income tax expense (benefit)	$32	$(1,312)	$159	$(1,248)
Effective tax rate	8%	(330)%	9%	(122)%
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
The Company’s effective tax rate for the three and nine months ended September 30, 2024 includes net discrete tax benefits of approximately $45 million and $65 million, respectively, primarily related to changes in valuation allowances and a business reorganization. Also included as a discrete item in the effective tax rate for the nine months ended September 30, 2024 is the beneficial impact of approximately 5 points resulting from the Motional AD LLC (“Motional”) funding and ownership restructuring transactions, as described further in Note 21. Investment in Affiliates. There was no tax expense associated with these gains as Aptiv’s interest in Motional is exempt from capital gains tax in the jurisdiction in which it is owned. The Company’s effective tax rate for the three and nine months ended September 30, 2023 includes net discrete tax benefits of approximately $1,386 million and $1,411 million, respectively, primarily related to the Company’s actual and anticipated transfers of intellectual property, as described below.
Aptiv PLC is an Irish resident taxpayer and not a domestic corporation for U.S. federal income tax purposes. As such, it is not subject to U.S. tax on remitted foreign earnings and, as a result of its capital structure, is also generally not subject to Irish tax on the repatriation of foreign earnings.
Cash paid or withheld for income taxes was $202 million and $212 million for the nine months ended September 30, 2024 and 2023, respectively.

On December 15, 2022, the European Union (the “E.U.”) Member States formally adopted the Pillar Two Framework (the “Framework”), which generally provides for a minimum effective tax rate of 15%, as established by the Organisation for Economic Co-operation and Development (the “OECD”). Many countries have enacted legislation consistent with the Framework effective at the beginning of 2024. The OECD continues to release additional guidance on these rules. The Company has proactively responded to these tax policy changes, as described below, and will continue to closely monitor developments. Our effective tax rate for the nine months ended September 30, 2024 includes an unfavorable impact from the enacted Framework.
2023 Intellectual Property Transfer
In response to the Framework, the Company initiated changes to its corporate entity structure, including intercompany transfers of certain intellectual property to one of its subsidiaries in Switzerland, during the second half of 2023. Furthermore, during the third quarter of 2023, the Company’s Swiss subsidiary was granted a ten year tax incentive, beginning in 2024. The measurement of certain deferred tax assets and associated income tax benefits resulting from these transactions was impacted by tax legislation in Switzerland enacted in the fourth quarter of 2023, which increased the statutory income tax rate, resulting in additional deferred tax benefit impacts, net of valuation allowances. During the three months ended September 30, 2023 and second half of 2023, the total income tax benefit recorded as a result of the intercompany transfers of intellectual property, all as described above, combined with other related additional tax expense as a result of the transactions, was approximately $1,360 million and $2,080 million, respectively.

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

Weighted Average Shares
The following table illustrates net income per share attributable to ordinary shareholders and the weighted average shares outstanding used in calculating basic and diluted income per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	(in millions, except per share data)
Numerator, basic:
Net income attributable to ordinary shareholders	$363	$1,629	$1,519	$2,004
Numerator, diluted:
Net income attributable to Aptiv	$363	$1,629	$1,519	$2,033
Denominator:
Weighted average ordinary shares outstanding, basic	245.48	282.84	263.55	275.56
Dilutive shares related to restricted stock units	0.30	0.17	0.22	0.13
Weighted average MCPS Converted Shares (1)	—	—	—	7.75
Weighted average ordinary shares outstanding, including dilutive shares	245.78	283.01	263.77	283.44

Net income per share attributable to ordinary shareholders:
Basic	$1.48	$5.76	$5.76	$7.27
Diluted	$1.48	$5.76	$5.76	$7.17
(1)For purposes of calculating net income per share under the if-converted method, the Company has excluded the impact of the MCPS dividends for the nine months ended September 30, 2023, as the assumed conversion of the MCPS into ordinary shares on a weighted average basis was more dilutive to net income per share than the impact of the MCPS dividends.
Share Repurchase Programs
In July 2024, the Board of Directors authorized a share repurchase program of up to $5.0 billion of ordinary shares, which commenced in August 2024 following completion of the Company’s $2.0 billion January 2019 share repurchase program. This share repurchase program provides for share purchases in the open market or in privately negotiated transactions (which may include derivative transactions, including an accelerated share repurchase program (“ASR”)), depending on share price, market conditions and other factors, as determined by the Company.
Accelerated Share Repurchase Agreement
As part of the Company’s share repurchase program, on August 1, 2024, the Company entered into ASR agreements with each of Goldman Sachs International and JPMorgan Chase Bank, N.A. to repurchase an aggregate of $3.0 billion of Aptiv’s ordinary shares (the “ASR Agreements”).
Under the terms of the ASR Agreements, on August 2, 2024, the Company made an aggregate payment of $3.0 billion (the “Repurchase Price”) and received initial deliveries of approximately 30.8 million ordinary shares with a value of $2.25 billion, which were retired immediately and recorded as a reduction to shareholders’ equity. Aptiv incurred approximately $4 million of direct costs in connection with the ASR Agreements. Given the Company’s ability to settle in shares, as described below, the remaining $750 million prepaid forward contract was classified as a reduction to additional paid-in capital as of September 30, 2024. The Company initially funded the accelerated share repurchase program with cash on hand and borrowings under the Bridge Credit Agreement. The Bridge Credit Agreement was subsequently repaid and terminated during the three months ended September 30, 2024 using proceeds from the Term Loan A and issuance of the 2024 Senior Notes and 2024 Junior Notes, as further described in Note 8. Debt.
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

A summary of the ordinary shares repurchased during the three and nine months ended September 30, 2024 and 2023 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Total number of shares repurchased	31,711,240	—	44,431,332	872,774
Average price paid per share	$73.05	$—	$75.40	$112.03
Total (in millions)	$2,316	$—	$3,350	$98
As of September 30, 2024, approximately $2,515 million of share repurchases remained available under the July 2024 share repurchase program. All previously repurchased shares were retired and are reflected as a reduction of ordinary share capital for the par value of the shares, with the excess applied as reductions to additional paid-in-capital and retained earnings.
Preferred Dividends
During the nine months ended September 30, 2023, the Board of Directors declared and paid quarterly cash dividends of approximately $1.375 per MCPS for a total of $32 million.

13. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The changes in accumulated other comprehensive income (loss) attributable to Aptiv (net of tax) for the three and nine months ended September 30, 2024 and 2023 are shown below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	(in millions)
Foreign currency translation adjustments:
Balance at beginning of period	$(915)	$(811)	$(761)	$(790)
Aggregate adjustment for the period (1)	170	(79)	16	(100)
Balance at end of period	(745)	(890)	(745)	(890)

Gains (losses) on derivatives:
Balance at beginning of period	54	155	140	7
Other comprehensive income before reclassifications (net tax effect of $7, $(2), $3, and $0)	(60)	4	(51)	191
Reclassification to income (net tax effect of $4, $(2), $6, and $(5))	(26)	(40)	(121)	(79)
Balance at end of period	(32)	119	(32)	119

Pension and postretirement plans:
Balance at beginning of period	(23)	(9)	(24)	(8)
Other comprehensive loss before reclassifications (net tax effect of $0, $(1), $0 and $0)	(1)	—	(1)	(2)
Reclassification to income (nil net tax effect for all periods presented)	—	1	1	2
Balance at end of period	(24)	(8)	(24)	(8)

Unrealized gains (losses) on available-for-sale debt securities:
Balance at beginning of period	—	—	—	—
Other comprehensive income before reclassifications (net tax effect of $(1), $0, $(1) and $0) (2)	7	—	7	—
Balance at end of period	7	—	7	—

Accumulated other comprehensive loss, end of period	$(794)	$(779)	$(794)	$(779)
(1)Includes losses of $59 million and $17 million for the three and nine months ended September 30, 2024, respectively, and gains of $50 million and $25 million for the three and nine months ended September 30, 2023, respectively, related to non-derivative net investment hedges. Refer to Note 14. Derivatives and Hedging Activities for further description of these hedges.
(2)Represents fair value increase in the Company’s investment in StradVision, Inc., a foreign currency-denominated investment. Refer to Note 15. Fair Value of Financial Instruments for additional information.

Reclassifications from accumulated other comprehensive income (loss) to income for the three and nine months ended September 30, 2024 and 2023 were as follows:

Reclassification Out of Accumulated Other Comprehensive Income (Loss)
Details About Accumulated Other Comprehensive Income Components	Three Months Ended September 30,		Nine Months Ended September 30,		Affected Line Item in the Statements of Operations
	2024	2023	2024	2023

	(in millions)
Gains (losses) on derivatives:
Commodity derivatives	$7	$(8)	$12	$(20)	Cost of sales
Foreign currency derivatives	23	46	115	94	Cost of sales
	30	38	127	74	Income before income taxes
	(4)	2	(6)	5	Income tax (expense) benefit
	26	40	121	79	Net income
	—	—	—	—	Net income attributable to noncontrolling interest
	$26	$40	$121	$79	Net income attributable to Aptiv

Pension and postretirement plans:
Actuarial losses	$—	$(1)	$(1)	$(2)	Other income, net (1)
	—	(1)	(1)	(2)	Income before income taxes
	—	—	—	—	Income tax (expense) benefit
	—	(1)	(1)	(2)	Net income
	—	—	—	—	Net income attributable to noncontrolling interest
	$—	$(1)	$(1)	$(2)	Net income attributable to Aptiv

Total reclassifications for the period	$26	$39	$120	$77
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

As of September 30, 2024, the Company had the following outstanding notional amounts related to commodity and foreign currency forward and option contracts designated as cash flow hedges that were entered into to hedge forecasted exposures:

Commodity	Quantity Hedged	Unit of Measure	Notional Amount (Approximate USD Equivalent)

	(in thousands)		(in millions)
Copper	109,296	pounds	$460

Foreign Currency	Quantity Hedged	Unit of Measure	Notional Amount (Approximate USD Equivalent)

	(in millions)
Mexican Peso	25,024	MXN	$1,275
Chinese Yuan Renminbi	2,577	RMB	$370
Polish Zloty	864	PLN	$225
Hungarian Forint	26,375	HUF	$75
British Pound	14	GBP	$20
The Company had additional foreign currency forward contracts designated as cash flow hedges with notional amounts that individually amounted to less than $10 million. As of September 30, 2024, Aptiv has entered into derivative instruments to hedge cash flows extending out to December 2026.
Gains and losses on derivatives qualifying as cash flow hedges are recorded in accumulated OCI, to the extent that hedges are effective, until the underlying transactions are recognized in earnings. Unrealized amounts in accumulated OCI will fluctuate based on changes in the fair value of hedge derivative contracts at each reporting period. Net losses on cash flow hedges included in accumulated OCI as of September 30, 2024 were $16 million (approximately $4 million, net of tax). Of this total, approximately $10 million of gains are expected to be included in cost of sales within the next 12 months and approximately $26 million of losses are expected to be included in cost of sales in subsequent periods. Cash flow hedges are discontinued when Aptiv determines it is no longer probable that the originally forecasted transactions will occur. Cash flows from derivatives used to manage commodity and foreign exchange risks designated as cash flow hedges are classified as operating activities within the consolidated statements of cash flows.
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
The Company has entered into a series of forward contracts, each of which have been designated as net investment hedges of the foreign currency exposure of the Company’s investments in certain Chinese Yuan Renminbi (“RMB”)-denominated subsidiaries. During the nine months ended September 30, 2024 and 2023, the Company paid $2 million and received $6 million, respectively, at settlement related to these series of forward contracts which matured during the period. In September 2024, the Company entered into forward contracts with a total notional amount of 700 million RMB (approximately $100 million, using foreign currency rates on the trade date), which mature in March 2025. Refer to the tables below for details of the fair value recorded in the consolidated balance sheets and the effects recorded in the consolidated statements of operations and consolidated statements of comprehensive income related to these derivative instruments.
The Company has designated the €700 million 2015 Euro-denominated Senior Notes and the €500 million 2016 Euro-denominated Senior Notes, as more fully described in Note 8. Debt, as net investment hedges of the foreign currency exposure of its investments in certain Euro-denominated subsidiaries. Due to changes in the value of the Euro-denominated debt instruments designated as net investment hedges, during the three and nine months ended September 30, 2024, $59 million and $17 million of losses, respectively, were recognized within the cumulative translation adjustment component of OCI. During the three and nine months ended September 30, 2023, $50 million and $25 million of gains, respectively, were recognized within the cumulative translation adjustment component of OCI. Included in accumulated OCI related to these net investment hedges were cumulative losses of $19 million and $2 million as of September 30, 2024 and December 31, 2023, respectively.
Derivatives Not Designated as Hedges
In certain occasions the Company enters into certain foreign currency and commodity contracts that are not designated as hedges. When hedge accounting is not applied to derivative contracts, gains and losses are recorded to other income (expense), net and cost of sales in the consolidated statements of operations.
Fair Value of Derivative Instruments in the Balance Sheet
The fair value of derivative financial instruments recorded in the consolidated balance sheets as of September 30, 2024 and December 31, 2023 are as follows:

	Asset Derivatives		Liability Derivatives		Net Amounts of Assets and (Liabilities) Presented in the Balance Sheet
	Balance Sheet Location	September 30, 2024	Balance Sheet Location	September 30, 2024	September 30, 2024

	(in millions)
Derivatives designated as cash flow hedges:
Commodity derivatives	Other current assets	$32	Accrued liabilities	$—
Foreign currency derivatives*	Other current assets	10	Other current assets	2	$8
Foreign currency derivatives*	Accrued liabilities	4	Accrued liabilities	43	(39)
Commodity derivatives	Other long-term assets	16	Other long-term liabilities	—
Foreign currency derivatives*	Other long-term liabilities	1	Other long-term liabilities	33	(32)
Total derivatives designated as hedges		$63		$78

Derivatives not designated:
Foreign currency derivatives*	Other current assets	$2	Other current assets	$—	2
Total derivatives not designated as hedges		$2		$—

	Asset Derivatives		Liability Derivatives		Net Amounts of Assets and (Liabilities) Presented in the Balance Sheet
	Balance Sheet Location	December 31, 2023	Balance Sheet Location	December 31, 2023	December 31, 2023

	(in millions)
Derivatives designated as cash flow hedges:
Commodity derivatives	Other current assets	$1	Accrued liabilities	$4
Foreign currency derivatives*	Other current assets	133	Other current assets	—	$133
Commodity derivatives	Other long-term assets	2	Other long-term liabilities	1
Foreign currency derivatives*	Other long-term assets	22	Other long-term assets	1	21
Derivatives designated as net investment hedges:
Foreign currency derivatives	Other current assets	—	Accrued liabilities	2
Total derivatives designated as hedges		$158		$8

Derivatives not designated:
Foreign currency derivatives*	Other current assets	$4	Other current assets	$—	4
Total derivatives not designated as hedges		$4		$—
*    Derivative instruments within this category are subject to master netting arrangements and are presented on a net basis in the consolidated balance sheets in accordance with accounting guidance related to the offsetting of amounts related to certain contracts.
The fair value of Aptiv’s derivative financial instruments were in a net liability position as of September 30, 2024 and a net asset position as of December 31, 2023.
Effect of Derivatives on the Statements of Operations and Statements of Comprehensive Income
The pre-tax effects of derivative financial instruments in the consolidated statements of operations and consolidated statements of comprehensive income for the three and nine months ended September 30, 2024 and 2023 are as follows:

Three Months Ended September 30, 2024	Gain (Loss) Recognized in OCI	Gain Reclassified from OCI into Income

	(in millions)
Derivatives designated as cash flow hedges:
Commodity derivatives	$5	$7
Foreign currency derivatives	(69)	23
Derivatives designated as net investment hedges:
Foreign currency derivatives	(3)	—
Total	$(67)	$30

Gain Recognized in Income

(in millions)
Derivatives not designated:
Foreign currency derivatives	$5
Total	$5

Three Months Ended September 30, 2023	Gain Recognized in OCI	(Loss) Gain Reclassified from OCI into Income

	(in millions)
Derivatives designated as cash flow hedges:
Commodity derivatives	$1	$(8)
Foreign currency derivatives	4	46
Derivatives designated as net investment hedges:
Foreign currency derivatives	1	—
Total	$6	$38

Loss Recognized in Income

(in millions)
Derivatives not designated:
Foreign currency derivatives	$(2)
Total	$(2)

Nine Months Ended September 30, 2024	Gain (Loss) Recognized in OCI	Gain Reclassified from OCI into Income

	(in millions)
Derivatives designated as cash flow hedges:
Commodity derivatives	$61	$12
Foreign currency derivatives	(115)	115
Total	$(54)	$127

Gain Recognized in Income

(in millions)
Derivatives not designated:
Foreign currency derivatives	$1
Total	$1

Nine Months Ended September 30, 2023	(Loss) Gain Recognized in OCI	(Loss) Gain Reclassified from OCI into Income

	(in millions)
Derivatives designated as cash flow hedges:
Commodity derivatives	$(6)	$(20)
Foreign currency derivatives	190	94
Derivatives designated as net investment hedges:
Foreign currency derivatives	7	—
Total	$191	$74

Loss Recognized in Income

(in millions)
Derivatives not designated:
Foreign currency derivatives	$(4)
Total	$(4)
The gain or loss recognized in income for designated and non-designated derivative instruments was recorded to cost of sales and other income, net in the consolidated statements of operations for the three and nine months ended September 30, 2024 and 2023, respectively.

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
As of September 30, 2024 and December 31, 2023, Aptiv was in a net derivative liability position of $13 million and a net derivative asset position of $154 million, respectively, and no significant adjustments were recorded for nonperformance risk based on the application of peer companies’ CDS rates, evaluation of our own nonperformance risk and because Aptiv’s exposures were to counterparties with investment grade credit ratings. Refer to Note 14. Derivatives and Hedging Activities for further information regarding derivatives.
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
As further described in Note 21. Investments in Affiliates, the Company owns investments in MAXIEYE Automotive Technology (Ningbo) Co., Ltd. and StradVision, Inc., which are classified as available-for-sale debt securities due to the Company’s redemption rights. The balance of these investments totaled $173 million as of September 30, 2024, which are included within other long-term assets in the consolidated balance sheets. The fair value of these investments are based on significant inputs that are not observable in the market, and are therefore classified as a Level 3 measurement.
Unrealized gains on available-for-sale debt securities were $8 million (approximately $7 million, net of tax) and $0 million during the three months ended September 30, 2024 and 2023, respectively. Unrealized gains on available-for-sale debt securities were $8 million (approximately $7 million, net of tax) and $0 million during the nine months ended September 30, 2024 and 2023, respectively. Cumulative unrealized gains on available-for-sale debt securities were $8 million (approximately $7 million, net of tax) and $0 million as of September 30, 2024 and December 31, 2023, respectively. There were no impairment charges related to these investments during the three and nine months ended September 30, 2024 and 2023.

The change in the available-for-sale debt securities classified as a Level 3 measurement for the nine months ended September 30, 2024 is as follows:

Available-for-sale debt securities
(in millions)
Fair value at beginning of period	$—
Additions	165
Measurement adjustments	8
Fair value at end of period	$173
As of September 30, 2024 and December 31, 2023, Aptiv had the following assets measured at fair value on a recurring basis:

	Total	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3

	(in millions)
As of September 30, 2024:
Commodity derivatives	$48	$—	$48	$—
Foreign currency derivatives	10	—	10	—
Publicly traded equity securities	11	11	—	—
Available-for-sale debt securities	173	—	—	173
Total	$242	$11	$58	$173
As of December 31, 2023:
Commodity derivatives	$3	$—	$3	$—
Foreign currency derivatives	158	—	158	—
Publicly traded equity securities	14	14	—	—
Total	$175	$14	$161	$—
As of September 30, 2024 and December 31, 2023, Aptiv had the following liabilities measured at fair value on a recurring basis:

	Total	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3

	(in millions)
As of September 30, 2024:
Foreign currency derivatives	$71	$—	$71	$—
Total	$71	$—	$71	$—
As of December 31, 2023:
Commodity derivatives	$5	$—	$5	$—
Foreign currency derivatives	2	—	2	—
Total	$7	$—	$7	$—
Non-derivative financial instruments—Aptiv’s non-derivative financial instruments include cash and cash equivalents, accounts and notes receivable, accounts payable, as well as debt, which consists of its accounts receivable factoring arrangement, finance leases and other debt issued by Aptiv’s non-U.S. subsidiaries, the Revolving Credit Facility, the Term Loan A and all series of outstanding senior and junior notes. The fair value of debt is based on quoted market prices for instruments with public market data or significant other observable inputs for instruments without a quoted public market price (Level 2). As of September 30, 2024 and December 31, 2023, total debt was recorded at $9,540 million and $6,213 million, respectively, and had estimated fair values of $8,532 million and $5,255 million, respectively. For all other financial instruments recorded at September 30, 2024 and December 31, 2023, fair value approximates book value.

Fair Value Measurements on a Nonrecurring Basis
In addition to items that are measured at fair value on a recurring basis, Aptiv also has items in its balance sheet that are measured at fair value on a nonrecurring basis. As these items are not measured at fair value on a recurring basis, they are not included in the tables above. Financial and nonfinancial assets and liabilities that are measured at fair value on a nonrecurring basis include long-lived assets, intangible assets, equity investments without readily determinable fair values and liabilities for exit or disposal activities measured at fair value upon initial recognition. Aptiv recorded non-cash long-lived asset impairment charges of $3 million during the three months ended September 30, 2024 within cost of sales, primarily related to declines in the fair value of certain fixed assets in connection with a planned site exit. Aptiv recorded non-cash long-lived asset impairment charges of $17 million for the nine months ended September 30, 2024 within cost of sales, primarily related to declines in the fair value of certain fixed assets in connection with a planned site exit, and for an operating lease right-of-use asset that will no longer be in use during the remaining lease term. Aptiv recorded non-cash impairment charges of $18 million for the nine months ended September 30, 2023 within other expense, net related to its equity investments without readily determinable fair value. Fair value of long-lived and other assets is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved and a review of appraisals or other market indicators and management estimates. As such, Aptiv has determined that the fair value measurements of long-lived and other assets fall in Level 3 of the fair value hierarchy.

16. OTHER INCOME, NET
Other income, net included:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	(in millions)
Interest income	$31	$30	$67	$76
Loss on extinguishment of debt	(12)	—	(12)	—
Components of net periodic benefit cost other than service cost (Note 9)	(5)	(7)	(18)	(20)
Costs associated with acquisitions and other transactions	—	—	—	(4)
Impairment of equity investments without readily determinable fair value (Note 21)	—	—	—	(18)
Loss on change in fair value of publicly traded equity securities	(5)	—	(3)	(6)
Other, net	(4)	3	(4)	8
Other income, net	$5	$26	$30	$36
During the three months ended September 30, 2024, net unrealized losses of $5 million were recognized for publicly traded equity securities still held as of September 30, 2024. During the three months ended September 30, 2023, there were no net unrealized gains or losses recognized for publicly traded equity securities still held as of September 30, 2024. During the nine months ended September 30, 2024 and 2023, net unrealized losses of $3 million and $6 million, respectively, were recognized for publicly traded equity securities still held as of September 30, 2024.
As further described in Note 8. Debt, during the three months ended September 30, 2024, Aptiv fully repaid and terminated the Bridge Credit Agreement and redeemed for cash the entire $700 million in aggregate principal amount outstanding of 2.396% senior unsecured notes due 2025, resulting in a loss on debt extinguishment of approximately $12 million.
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
In April 2024, the Company’s shareholders approved a new long-term incentive plan, the 2024 Long-Term Incentive Plan (the “2024 LTIP”). The 2024 LTIP allows for the grant of awards of up to 9,880,000 ordinary shares for long-term compensation. Similar to the PLC LTIP, the 2024 LTIP is designed to align the interests of management and shareholders. The awards can be in the form of shares, options, stock appreciation rights, restricted stock, RSUs, performance awards and other share-based awards to the employees, directors, consultants and advisors of the Company. Beginning in April 2024, all awards of equity compensation are made under the 2024 LTIP and no further awards will be made under the PLC LTIP.
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

The details of shares issued for vested annual executive grants are as follows:

	Time-Based Awards			Performance-Based Awards
Vesting Date	Ordinary Shares Issued Upon Vesting	Fair Value of Shares at Issuance	Ordinary Shares Withheld to Cover Withholding Taxes	Ordinary Shares Issued Upon Vesting	Fair Value of Shares at Issuance	Ordinary Shares Withheld to Cover Withholding Taxes
	(dollars in millions)
Q1 2024	461,052	$36	188,897	151,245	$12	65,910
Q1 2023	286,337	$33	116,753	315,664	$37	138,036
A summary of RSU activity, including award grants, vesting and forfeitures is provided below:

	RSUs	Weighted Average Grant Date Fair Value
	(in thousands)
Nonvested, January 1, 2024	1,996	$124.06
Granted	1,525	$81.67
Vested	(505)	$120.97
Forfeited	(262)	$113.89
Nonvested, September 30, 2024	2,754	$102.12
Aptiv recognized share-based compensation expense of $32 million ($27 million, net of tax) and $29 million ($29 million, net of tax) based on the Company’s best estimate of ultimate performance against the respective targets during the three months ended September 30, 2024 and 2023, respectively. Aptiv recognized share-based compensation expense of $84 million ($71 million, net of tax) and $77 million ($76 million, net of tax) based on the Company’s best estimate of ultimate performance against the respective targets during the nine months ended September 30, 2024 and 2023, respectively. Aptiv will continue to recognize compensation expense, based on the grant date fair value of the awards applied to the Company’s best estimate of ultimate performance against the respective targets, over the requisite vesting periods of the awards. Based on the grant date fair value of the awards and the Company’s best estimate of ultimate performance against the respective targets as of September 30, 2024, unrecognized compensation expense on a pre-tax basis of approximately $187 million is anticipated to be recognized over a weighted average period of approximately two years. For the nine months ended September 30, 2024 and 2023, approximately $23 million and $31 million, respectively, of cash was paid and reflected as a financing activity in the statements of cash flows related to the tax withholding for vested RSUs.

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
Included below are sales and operating data for Aptiv’s segments for the three and nine months ended September 30, 2024 and 2023.

	Signal and Power Solutions	Advanced Safety and User Experience	Eliminations and Other (1)	Total

	(in millions)
For the Three Months Ended September 30, 2024:
Net sales	$3,443	$1,427	$(16)	$4,854
Depreciation and amortization	$170	$71	$—	$241
Adjusted operating income	$397	$196	$—	$593
Operating income	$341	$162	$—	$503
Equity income (loss), net of tax	$6	$(13)	$—	$(7)
Net income attributable to noncontrolling interest	$7	$—	$—	$7
Net loss attributable to redeemable noncontrolling interest	$(2)	$—	$—	$(2)

	Signal and Power Solutions	Advanced Safety and User Experience	Eliminations and Other (1)	Total

	(in millions)
For the Three Months Ended September 30, 2023:
Net sales	$3,687	$1,441	$(14)	$5,114
Depreciation and amortization	$160	$66	$—	$226
Adjusted operating income	$451	$109	$—	$560
Operating income	$395	$51	$—	$446
Equity income (loss), net of tax	$1	$(73)	$—	$(72)
Net income attributable to noncontrolling interest	$8	$—	$—	$8

	Signal and Power Solutions	Advanced Safety and User Experience	Eliminations and Other (1)	Total

	(in millions)
For the Nine Months Ended September 30, 2024:
Net sales	$10,442	$4,410	$(46)	$14,806
Depreciation and amortization	$493	$226	$—	$719
Adjusted operating income	$1,222	$521	$—	$1,743
Operating income	$992	$371	$—	$1,363
Gain on Motional transactions	$—	$641	$—	$641
Equity income (loss), net of tax	$14	$(124)	$—	$(110)
Net income attributable to noncontrolling interest	$18	$—	$—	$18
Net loss attributable to redeemable noncontrolling interest	$(2)	$—	$—	$(2)

	Signal and Power Solutions	Advanced Safety and User Experience	Eliminations and Other (1)	Total

	(in millions)
For the Nine Months Ended September 30, 2023:
Net sales	$10,830	$4,339	$(37)	$15,132
Depreciation and amortization	$464	$202	$—	$666
Adjusted operating income	$1,217	$310	$—	$1,527
Operating income	$1,054	$150	$—	$1,204
Equity income (loss), net of tax	$8	$(235)	$—	$(227)
Net income attributable to noncontrolling interest	$15	$—	$—	$15
Net loss attributable to redeemable noncontrolling interest	$(1)	$—	$—	$(1)
(1)Eliminations and Other includes the elimination of inter-segment transactions.
The reconciliation of Adjusted Operating Income to operating income includes, as applicable, amortization, restructuring, other acquisition and portfolio project costs (which includes costs incurred to integrate acquired businesses and to plan and execute product portfolio transformation actions, including business and product acquisitions and divestitures), asset impairments and other related charges, compensation expense related to acquisitions and gains (losses) on business divestitures and other transactions. The reconciliations of Adjusted Operating Income to net income attributable to Aptiv for the three and nine months ended September 30, 2024 and 2023 are as follows:

	Signal and Power Solutions	Advanced Safety and User Experience	Total

	(in millions)
For the Three Months Ended September 30, 2024:
Adjusted operating income	$397	$196	$593
Amortization	(31)	(22)	(53)
Restructuring	(13)	(3)	(16)
Other acquisition and portfolio project costs	(9)	(4)	(13)
Asset impairments	(3)	—	(3)
Compensation expense related to acquisitions	—	(5)	(5)
Operating income	$341	$162	503
Interest expense			(101)
Other income, net			5
Income before income taxes and equity loss			407
Income tax expense			(32)
Equity loss, net of tax			(7)
Net income			368
Net income attributable to noncontrolling interest			7
Net loss attributable to redeemable noncontrolling interest			(2)
Net income attributable to Aptiv			$363

	Signal and Power Solutions	Advanced Safety and User Experience	Total

	(in millions)
For the Three Months Ended September 30, 2023:
Adjusted operating income	$451	$109	$560
Amortization	(35)	(24)	(59)
Restructuring	(7)	(21)	(28)
Other acquisition and portfolio project costs	(14)	(6)	(20)
Compensation expense related to acquisitions	—	(7)	(7)
Operating income	$395	$51	446
Interest expense			(75)
Other income, net			26
Income before income taxes and equity loss			397
Income tax benefit			1,312
Equity loss, net of tax			(72)
Net income			1,637
Net income attributable to noncontrolling interest			8
Net income attributable to Aptiv			$1,629

	Signal and Power Solutions	Advanced Safety and User Experience	Total

	(in millions)
For the Nine Months Ended September 30, 2024:
Adjusted operating income	$1,222	$521	$1,743
Amortization	(93)	(66)	(159)
Restructuring	(89)	(36)	(125)
Other acquisition and portfolio project costs	(45)	(21)	(66)
Asset impairments	(3)	(14)	(17)
Compensation expense related to acquisitions	—	(13)	(13)
Operating income	$992	$371	1,363
Interest expense			(230)
Other income, net			30
Gain on Motional transactions			641
Income before income taxes and equity loss			1,804
Income tax expense			(159)
Equity loss, net of tax			(110)
Net income			1,535
Net income attributable to noncontrolling interest			18
Net loss attributable to redeemable noncontrolling interest			(2)
Net income attributable to Aptiv			$1,519

	Signal and Power Solutions	Advanced Safety and User Experience	Total

	(in millions)
For the Nine Months Ended September 30, 2023:
Adjusted operating income	$1,217	$310	$1,527
Amortization	(107)	(70)	(177)
Restructuring	(22)	(59)	(81)
Other acquisition and portfolio project costs	(34)	(11)	(45)
Compensation expense related to acquisitions	—	(20)	(20)
Operating income	$1,054	$150	1,204
Interest expense			(214)
Other income, net			36
Income before income taxes and equity loss			1,026
Income tax benefit			1,248
Equity loss, net of tax			(227)
Net income			2,047
Net income attributable to noncontrolling interest			15
Net loss attributable to redeemable noncontrolling interest			(1)
Net income attributable to Aptiv			$2,033

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
Disaggregation of Revenue
Revenue generated from Aptiv’s operating segments is disaggregated by primary geographic market in the following tables for the three and nine months ended September 30, 2024 and 2023. Information concerning geographic market reflects the manufacturing location.

For the Three Months Ended September 30, 2024:	Signal and Power Solutions	Advanced Safety and User Experience	Eliminations and Other	Total

	(in millions)
Geographic Market
North America	$1,270	$496	$(4)	$1,762
Europe, Middle East and Africa	914	641	(4)	1,551
Asia Pacific	1,163	290	(8)	1,445
South America	96	—	—	96
Total net sales	$3,443	$1,427	$(16)	$4,854

For the Three Months Ended September 30, 2023:	Signal and Power Solutions	Advanced Safety and User Experience	Eliminations and Other	Total

	(in millions)
Geographic Market
North America	$1,402	$468	$(3)	$1,867
Europe, Middle East and Africa	967	668	(5)	1,630
Asia Pacific	1,196	305	(6)	1,495
South America	122	—	—	122
Total net sales	$3,687	$1,441	$(14)	$5,114

For the Nine Months Ended September 30, 2024:	Signal and Power Solutions	Advanced Safety and User Experience	Eliminations and Other	Total

	(in millions)
Geographic Market
North America	$3,925	$1,540	$(10)	$5,455
Europe, Middle East and Africa	2,934	2,048	(12)	4,970
Asia Pacific	3,305	822	(24)	4,103
South America	278	—	—	278
Total net sales	$10,442	$4,410	$(46)	$14,806

For the Nine Months Ended September 30, 2023:	Signal and Power Solutions	Advanced Safety and User Experience	Eliminations and Other	Total

	(in millions)
Geographic Market
North America	$4,127	$1,458	$(6)	$5,579
Europe, Middle East and Africa	3,049	2,063	(13)	5,099
Asia Pacific	3,325	818	(18)	4,125
South America	329	—	—	329
Total net sales	$10,830	$4,339	$(37)	$15,132

Revenue by core product line for the three and nine months ended September 30, 2024 and 2023 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	(in millions)
Electrical Distribution Systems	$2,014	$2,234	$6,132	$6,553
Engineered Components Group	1,594	1,655	4,818	4,857
Eliminations	(165)	(202)	(508)	(580)
Signal and Power Solutions	3,443	3,687	10,442	10,830

Active Safety	768	677	2,212	1,895
Smart Vehicle Compute and Software	109	109	361	380
User Experience and Other	564	670	1,880	2,106
Eliminations	(14)	(15)	(43)	(42)
Advanced Safety and User Experience	1,427	1,441	4,410	4,339

Eliminations	(16)	(14)	(46)	(37)

Total net sales	$4,854	$5,114	$14,806	$15,132
Contract Balances
Contract liabilities solely consist of deferred revenue. As of September 30, 2024 and December 31, 2023, the balance of contract liabilities was $94 million (of which $76 million was recorded in other current liabilities and $18 million was recorded in other long-term liabilities) and $109 million (of which $93 million was recorded in other current liabilities and $16 million was recorded in other long-term liabilities), respectively. The decrease in the contract liabilities balance was primarily driven by $87 million of revenues recognized during the nine months ended September 30, 2024 that were included in the contract liability balance as of December 31, 2023, partially offset by cash payments received or due in advance of the performance obligation being satisfied.
Contract assets are primarily comprised of unbilled receivables, which consist of amounts related to the Company’s unconditional right to consideration for completed performance obligations that have not been invoiced. As of September 30, 2024, the balance of contract assets was $137 million (of which $64 million was recorded in other current assets and $73 million was recorded in other long-term assets). As of December 31, 2023, the balance of contract assets was $122 million (of which $55 million was recorded in other current assets and $67 million was recorded in other long-term assets).
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
Customer contracts for sales of software and related services are generally represented by a sales contract or purchase order with contract durations typically ranging from one to three years. Remaining performance obligations include contract liabilities and unbilled amounts that will be recognized as revenue in future periods. Transaction price allocated to the remaining performance obligation is based on the standalone selling price. The value of the transaction price allocated to remaining performance obligations under software and related service contracts as of September 30, 2024 was approximately $189 million. The Company expects to recognize approximately 60% of remaining performance obligations as revenue in the next twelve months, and the remainder thereafter.

Payments to Customers
From time to time, Aptiv makes payments to customers in conjunction with ongoing business. These payments to customers are generally recognized as a reduction to revenue at the time of the commitment to make these payments. However, certain other payments to customers, or upfront fees, are capitalized as they are directly attributable to a contract, are incremental and management expects the fees to be recoverable. As of September 30, 2024 and December 31, 2023, Aptiv has recorded $53 million (of which $9 million was classified within other current assets and $44 million was classified within other long-term assets) and $61 million (of which $12 million was classified within other current assets and $49 million was classified within other long-term assets), respectively, related to these capitalized upfront fees.
Capitalized upfront fees are amortized to revenue based on the transfer of goods and services to the customer for which the upfront fees relate, which typically range from three to five years. There have been no impairment losses in relation to the costs capitalized. The amount of amortization to net sales was $2 million and $7 million for the three months ended September 30, 2024 and 2023, respectively, and $13 million and $24 million for the nine months ended September 30, 2024 and 2023, respectively.

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
As part of the agreement, on May 2, 2024, Hyundai invested $475 million in Motional in exchange for an additional 11.7% common equity interest. Aptiv did not participate in this funding round. This transaction resulted in the dilution of Aptiv’s common equity interest in Motional from 50% to approximately 44%, prior to the completion of any further transactions as described below. As these units were issued at a valuation greater than the carrying value of our investment in Motional, the Company recognized a gain of approximately $91 million during the nine months ended September 30, 2024, within income before income taxes and equity losses in the consolidated statement of operations.
Also as part of the agreement, on May 16, 2024, Aptiv sold 11% of its common equity interest in Motional to Hyundai for approximately $448 million of cash consideration. Aptiv also exchanged approximately 21% of its common equity in Motional for a like number of Motional preferred shares. These transactions resulted in the reduction of Aptiv’s common equity interest in Motional from approximately 44% to approximately 15%. As a result of these transactions, the Company recognized a gain of approximately $550 million during the nine months ended September 30, 2024, within income before income taxes and equity losses in the consolidated statement of operations.
The total gain recorded as a result of the Motional funding and ownership restructuring transactions completed in May 2024, all as described above, was approximately $641 million (approximately $2.43 per diluted share) for the nine months ended September 30, 2024.
As of September 30, 2024, the carrying values of the Company’s common equity and preferred equity investments in Motional were $270 million and $899 million, respectively. As of December 31, 2023, the carrying value of the Company’s common equity investment in Motional was $1,096 million. These investments are recorded within investment in affiliates in the consolidated balance sheets and included in the Advanced Safety and User Experience segment. The Company's preferred equity investment in Motional was initially measured at fair value, and subsequently accounted for under the measurement alternative in accordance with ASC Topic 321, Investments – Equity Securities, as it does not have a readily determinable fair value.
Motional Lease Agreement
In connection with the formation of Motional, Aptiv agreed to sublease certain office space to Motional, which has a remaining lease term of approximately four years as of September 30, 2024. Total income under the agreement was $0 million and $1 million during the three months ended September 30, 2024 and 2023, respectively. Total income under the agreement was $2 million and $3 million during the nine months ended September 30, 2024 and 2023, respectively. The sublease income and Aptiv’s associated operating lease cost are recorded to cost of sales in the consolidated statement of operations. The Company believes the terms of the lease agreement have not significantly been affected by the fact the Company and the lessee are related parties.
Investment in TTTech Auto AG
As of September 30, 2024 and December 31, 2023, the carrying value of the Company’s investment in TTTech Auto AG (“TTTech Auto”) was $197 million and $200 million, respectively, which is included in the Advanced Safety and User Experience segment. As of September 30, 2024 and December 31, 2023, the difference between the amount at which the Company’s investment is carried and the amount of the Company’s share of the underlying equity in net assets of TTTech Auto was approximately $158 million and $156 million, respectively. The basis difference is primarily attributable to equity method goodwill associated with the investment, which is not amortized.
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
The following is a summary of technology investments, which are classified within other long-term assets in the consolidated balance sheets, as of September 30, 2024 and December 31, 2023:

Investment Name	Segment	September 30, 2024	December 31, 2023
		(in millions)
Publicly traded equity securities:
Smart Eye AB	Advanced Safety and User Experience	$6	$8
Urgently, Inc.	Advanced Safety and User Experience	—	1
Valens Semiconductor Ltd.	Signal and Power Solutions	5	5
Total publicly traded equity securities		11	14

Non-publicly traded investments:
StradVision, Inc.	Advanced Safety and User Experience	116	44
MAXIEYE Automotive Technology (Ningbo) Co., Ltd	Advanced Safety and User Experience	57	—
Other investments	Various	7	7
Total non-publicly traded investments		180	51

Total technology investments		$191	$65
In September 2024, the Company’s Advanced Safety and User Experience segment made an investment totaling approximately 399 million RMB (approximately $57 million, using foreign currency rates on the investment date) in preferred equity of MAXIEYE Automotive Technology (Ningbo) Co., Ltd. (“Maxieye”), a provider of advanced driver-assistance systems and autonomous driving applications. Due to the Company’s redemption rights, the Company’s investment in Maxieye is classified as an available-for-sale debt security within other long-term assets in the consolidated balance sheets, with changes in fair value recorded in other comprehensive income. The Company also agreed to invest an additional 171 million RMB (approximately $24 million, using September 30, 2024 foreign currency rates) in preferred equity of Maxieye, contingent on the achievement of certain technical milestones and the satisfaction of customary closing conditions.

In July 2024, the Company’s Advanced Safety and User Experience segment made an investment of approximately 33 billion Korean Won (“KRW”) (approximately $24 million, using foreign currency rates on the investment date) in convertible redeemable preferred shares of StradVision, Inc. (“StradVision”), a provider of deep learning-based camera perception software for automotive applications. The Company previously made KRW-denominated investments in StradVision totaling approximately $40 million in the first quarter of 2024 and approximately $44 million in prior years (using foreign currency rates on the date of the respective investments). Due to the Company’s redemption rights, the Company’s investment in StradVision is classified as an available-for-sale debt security within other long-term assets in the consolidated balance sheets, with changes in fair value recorded in other comprehensive income. As of September 30, 2024, the Company’s investment in StradVision was recorded at $116 million. Refer to Note 15. Fair Value of Financial Instruments for additional information.
As of September 30, 2024, none of the Company’s equity securities were subject to contractual sales restrictions prohibiting the sale of securities.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following management’s discussion and analysis of financial condition and results of operations (“MD&A”) is intended to help you understand the business operations and financial condition of the Company for the three and nine months ended September 30, 2024. This discussion should be read in conjunction with Item 1. Financial Statements. Our MD&A is presented in eight sections:
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

Executive Overview
Our Business
We are a global technology company focused on making the world safer, greener and more connected. We deliver end-to-end mobility solutions enabling our customers’ transition to more electrified, software-defined vehicles. We design and manufacture vehicle components and provide electrical, electronic and active safety technology solutions to the global automotive and commercial vehicle markets, creating the software and hardware foundation for vehicle features and functionality. Our Advanced Safety and User Experience segment is focused on providing the necessary software and advanced computing platforms, and our Signal and Power Solutions segment is focused on providing the requisite networking architecture required to support the integrated systems in today’s complex vehicles. Together, our businesses develop the ‘brain’ and the ‘nervous system’ of increasingly complex vehicles, providing integration of the vehicle into its operating environment.
We are one of the largest vehicle technology suppliers and our customers include the 25 largest automotive original equipment manufacturers (“OEMs”) in the world.
Our total net sales during the three and nine months ended September 30, 2024 were $4.9 billion and $14.8 billion, a decrease of 5% and 2% compared to the same periods of 2023, respectively. Our volumes decreased 7% for the three months ended September 30, 2024, which reflects volume declines in all regions, as well as decreased global automotive production of 5% (down 5% on an Aptiv weighted market basis, which represents global vehicle production weighted to the geographic regions in which the Company generates its revenue, “AWM”). Our volumes decreased 3% for the nine months ended September 30, 2024, which primarily reflects volume declines in Europe and North America, as well as decreased global automotive production of 2% (down 2% on an AWM basis).
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

On October 15, 2024, Aptiv PLC filed a preliminary proxy statement relating to a proposed transaction in which Aptiv will establish a new publicly listed parent company, Aptiv Holdings Limited (“New Aptiv”), a company that, like Aptiv PLC, will be incorporated under the laws of Jersey, but which will be resident for tax purposes in Switzerland, rather than Ireland, as is currently the case for Aptiv PLC. We do not expect any material changes in operations as a result of the proposed transaction. The transaction is subject to approval by shareholder vote and sanction by the Royal Court of Jersey. There can be no assurance as to when or if the proposed transaction will be completed.
Trends, Uncertainties and Opportunities
Economic conditions. Our business is directly related to automotive sales and automotive vehicle production by our customers. Automotive sales depend on a number of factors, including global and regional economic conditions. Global automotive vehicle production increased 9% (10% on an AWM basis) from 2022 to 2023, reflecting increased vehicle production of 13% in Europe, 10% in China, 9% in North America and flat production in South America, our smallest region. Compared to 2023, vehicle production for the nine months ended September 30, 2024 decreased 2% (down 2% on an AWM basis).
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
In addition, we are carrying critical inventory items and key components, and we continue to procure productive, raw material and non-critical inventory components in order to satisfy our customers’ vehicle production schedules. However, as a result of our customers’ recent production volatility and cancellations, among other things, our balance of productive, raw and component material inventories has increased substantially from customary levels as of September 30, 2024 and December 31, 2023. We will continue to actively monitor and manage inventory levels across all inventory types in order to maximize both supply continuity and the efficient use of working capital.
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

Although we believe our strategic partnerships have us well-aligned with industry technology mega-trends in these evolving areas, the timeline necessary to produce commercially viable autonomous vehicles has been extended and is still subject to significant uncertainty, which resulted in additional funding requirements for Motional. In April 2024, Aptiv and Hyundai entered into an agreement to restructure Aptiv’s ownership interest in Motional and for Hyundai to provide additional funding to Motional, which also eliminated any requirements for additional future funding from Aptiv. These transactions, which were completed in May 2024, resulted in the reduction of our common equity interest from 50% as of December 31, 2023 to approximately 15% as of June 30, 2024. The total gain recorded as a result of these transactions was approximately $641 million (approximately $2.43 per diluted share) during the nine months ended September 30, 2024, within income before income taxes and equity losses in the consolidated statement of operations. Refer to Note 21. Investments in Affiliates to the consolidated financial statements contained herein for further information on these transactions.
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
We are focused on maintaining a low fixed cost structure that provides us flexibility to remain profitable at all points of the traditional vehicle industry production cycle. As a result, approximately 97% of our hourly workforce is located in best cost countries. Furthermore, we have substantial operational flexibility by leveraging a large workforce of contingent workers, which represented approximately 28% of the hourly workforce as of September 30, 2024. However, we will continue to adjust our cost structure and optimize our manufacturing footprint in response to changes in the global and regional automotive markets and in order to increase investment in advanced technologies and engineering, as evidenced by our ongoing restructuring programs focused on reducing our global overhead costs and on the continued rotation of our manufacturing footprint to best cost locations in Europe. As we continue to operate in a cyclical industry that is impacted by movements in the global and regional economies, we continually evaluate opportunities to further refine our cost structure.
We have a strong balance sheet with gross debt of approximately $9.7 billion and substantial available liquidity of approximately $3.9 billion as of September 30, 2024, consisting of cash and cash equivalents, short-term investments and available financing under our Revolving Credit Facility and committed European accounts receivable factoring facility, and no significant U.S. defined benefit or workforce postretirement health care benefits and employer-paid postretirement basic life insurance benefits (“OPEB”) liabilities. We intend to maintain strong financial discipline by targeting industry-leading earnings growth, cash flow generation and return on invested capital and to maintain sufficient liquidity to sustain our financial flexibility throughout the industry cycle.
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

Three and Nine Months Ended September 30, 2024 versus Three and Nine Months Ended September 30, 2023
The results of operations for the three and nine months ended September 30, 2024 and 2023 were as follows:

	Three Months Ended September 30,					Nine Months Ended September 30,
	2024		2023		Favorable/(unfavorable)	2024		2023		Favorable/(unfavorable)

	(dollars in millions)
Net sales	$4,854		$5,114		$(260)	$14,806		$15,132		$(326)
Cost of sales	3,951		4,221		270	12,057		12,615		558
Gross margin	903	18.6%	893	17.5%	10	2,749	18.6%	2,517	16.6%	232
Selling, general and administrative	331		360		29	1,102		1,055		(47)
Amortization	53		59		6	159		177		18
Restructuring	16		28		12	125		81		(44)
Operating income	503		446		57	1,363		1,204		159
Interest expense	(101)		(75)		(26)	(230)		(214)		(16)
Other income, net	5		26		(21)	30		36		(6)
Gain on Motional transactions	—		—		—	641		—		641
Income before income taxes and equity loss	407		397		10	1,804		1,026		778
Income tax (expense) benefit	(32)		1,312		(1,344)	(159)		1,248		(1,407)
Income before equity loss	375		1,709		(1,334)	1,645		2,274		(629)
Equity loss, net of tax	(7)		(72)		65	(110)		(227)		117
Net income	368		1,637		(1,269)	1,535		2,047		(512)
Net income attributable to noncontrolling interest	7		8		(1)	18		15		3
Net loss attributable to redeemable noncontrolling interest	(2)		—		(2)	(2)		(1)		(1)
Net income attributable to Aptiv	363		1,629		(1,266)	1,519		2,033		(514)
Mandatory convertible preferred share dividends	—		—		—	—		(29)		29
Net income attributable to ordinary shareholders	$363		$1,629		$(1,266)	$1,519		$2,004		$(485)

Total Net Sales
Below is a summary of our total net sales for the three months ended September 30, 2024 versus September 30, 2023.

	Three Months Ended September 30,			Variance Due To:
	2024	2023	Favorable/(unfavorable)	Volume, net of contractual price reductions	FX	Commodity pass-through	Other	Total

	(in millions)			(in millions)
Total net sales	$4,854	$5,114	$(260)	$(300)	$3	$37	$—	$(260)
Total net sales for the three months ended September 30, 2024 decreased 5% compared to the three months ended September 30, 2023. Our volumes decreased 7% for the period, which reflects volume declines in all regions, with decreased global automotive production of 5% (down 5% on an AWM basis). The decline in volumes were partially offset by impacts of favorable pricing, net of contractual price reductions, of $45 million.

	Nine Months Ended September 30,			Variance Due To:
	2024	2023	Favorable/(unfavorable)	Volume, net of contractual price reductions	FX	Commodity pass-through	Other	Total

	(in millions)			(in millions)
Total net sales	$14,806	$15,132	$(326)	$(298)	$(62)	$34	$—	$(326)
Total net sales for the nine months ended September 30, 2024 decreased 2% compared to the nine months ended September 30, 2023. Our volumes decreased 3% for the period, which primarily reflects volume declines in Europe and North America, with decreased global automotive production of 2% (down 2% on an AWM basis). The decline in volumes were partially offset by impacts of favorable pricing, net of contractual price reductions, of $143 million. In addition, our net sales reflect net unfavorable foreign currency impacts, primarily related to the Chinese Yuan Renminbi, partially offset by impacts related to the Euro.
Cost of Sales
Cost of sales is primarily comprised of material, labor, manufacturing overhead, freight, fluctuations in foreign currency exchange rates, product engineering, design and development expenses, depreciation, warranty costs and other operating expenses. Gross margin is revenue less cost of sales and gross margin percentage is gross margin as a percentage of net sales.
Cost of sales decreased $270 million for the three months ended September 30, 2024 compared to the three months ended September 30, 2023, as summarized below. The Company’s material cost of sales was approximately 50% and 55% of net sales in the three months ended September 30, 2024 and 2023, respectively.

	Three Months Ended September 30,			Variance Due To:
	2024	2023	Favorable/(unfavorable)	Volume (a)	FX	Operational performance	Other	Total

	(dollars in millions)			(in millions)
Cost of sales	$3,951	$4,221	$270	$258	$(12)	$85	$(61)	$270
Gross margin	$903	$893	$10	$(42)	$(9)	$85	$(24)	$10
Percentage of net sales	18.6%	17.5%
(a)Presented net of contractual price reductions for gross margin variance.
The decrease in cost of sales reflects impacts of improved operational performance and decreased volumes, partially offset by the impacts from currency exchange. Cost of sales was also impacted by the following items in Other above:
•$37 million of increased commodity pass-through costs; and
•Approximately $15 million of increased depreciation, primarily as a result of a higher fixed asset base, which includes long-lived asset impairment charges of $3 million.

Cost of sales decreased $558 million for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023, as summarized below. The Company’s material cost of sales was approximately 50% and 55% of net sales in the nine months ended September 30, 2024 and 2023, respectively.

	Nine Months Ended September 30,			Variance Due To:
	2024	2023	Favorable/(unfavorable)	Volume (a)	FX	Operational performance	Other	Total

	(dollars in millions)			(in millions)
Cost of sales	$12,057	$12,615	$558	$314	$51	$314	$(121)	$558
Gross margin	$2,749	$2,517	$232	$16	$(11)	$314	$(87)	$232
Percentage of net sales	18.6%	16.6%
(a)Presented net of contractual price reductions for gross margin variance.
The decrease in cost of sales reflects the impacts of improved operational performance, decreased volumes and currency exchange. Cost of sales was also impacted by the following items in Other above:
•Approximately $60 million of increased depreciation, primarily as a result of a higher fixed asset base, which includes long-lived asset impairment charges of $17 million; and
•$34 million of increased commodity pass-through costs.

Selling, General and Administrative Expense

	Three Months Ended September 30,
	2024	2023	Favorable/ (unfavorable)

	(dollars in millions)
Selling, general and administrative expense	$331	$360	$29
Percentage of net sales	6.8%	7.0%

	Nine Months Ended September 30,
	2024	2023	Favorable/ (unfavorable)

	(dollars in millions)
Selling, general and administrative expense	$1,102	$1,055	$(47)
Percentage of net sales	7.4%	7.0%
Selling, general and administrative expense (“SG&A”) remained relatively consistent as a percentage of net sales for the three and nine months ended September 30, 2024 compared to 2023, and primarily includes administrative expenses, information technology costs, incentive compensation related costs, acquisition and project portfolio related costs and selling and marketing expenses.
SG&A during the three months ended September 30, 2024 also includes a credit loss recovery of approximately $25 million related to a supply relationship in Europe.

Amortization

	Three Months Ended September 30,
	2024	2023	Favorable/ (unfavorable)

	(in millions)
Amortization	$53	$59	$6

	Nine Months Ended September 30,
	2024	2023	Favorable/ (unfavorable)

	(in millions)
Amortization	$159	$177	$18
Amortization expense reflects the non-cash charge related to definite-lived intangible assets. Amortization during the three and nine months ended September 30, 2024 and 2023 reflects the continued amortization of our definite-lived intangible assets, which resulted primarily from our acquisitions, over their estimated useful lives. Refer to Note 17. Acquisitions and Divestitures to the consolidated financial statements contained herein for further detail of our business acquisitions, including details of the intangible assets recorded in each transaction.

Restructuring

	Three Months Ended September 30,
	2024	2023	Favorable/ (unfavorable)

	(dollars in millions)
Restructuring	$16	$28	$12
Percentage of net sales	0.3%	0.5%

	Nine Months Ended September 30,
	2024	2023	Favorable/ (unfavorable)

	(dollars in millions)
Restructuring	$125	$81	$(44)
Percentage of net sales	0.8%	0.5%
The Company recorded employee-related and other restructuring charges totaling approximately $16 million and $125 million during the three and nine months ended September 30, 2024, respectively. The charges recorded during the three and nine months ended September 30, 2024 reflect programs to align manufacturing capacity with the current levels of automotive production in North America and Asia Pacific. The charges recorded during the nine months ended September 30, 2024 also included the recognition of approximately $55 million for a program initiated in the fourth quarter of 2023 focused on global salaried workforce optimization, primarily in the European region. We expect to make cash payments of approximately $80 million over the next twelve months pursuant to currently implemented restructuring programs.
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
We expect to continue to incur additional restructuring expense in 2024 and beyond, primarily related to programs focused on the continued rotation of our manufacturing footprint to best cost locations in Europe and aligning manufacturing capacity with the levels of automotive production, which includes approximately $45 million for programs approved as of September 30, 2024, primarily related to the Signal and Power Solution segment. Additionally, as we continue to operate in a cyclical industry that is impacted by movements in the global and regional economies, we continually evaluate opportunities to further adjust our cost structure and optimize our manufacturing footprint. The Company plans to implement additional restructuring activities in the future, if necessary, in order to align manufacturing capacity and other costs with prevailing regional automotive production levels and locations, to improve the efficiency and utilization of other locations and in order to increase investment in advanced technologies and engineering. Such future restructuring actions are dependent on market conditions, customer actions and other factors.
Refer to Note 7. Restructuring to the consolidated financial statements contained herein for additional information.

Interest Expense

	Three Months Ended September 30,
	2024	2023	Favorable/ (unfavorable)

	(in millions)
Interest expense	$101	$75	$(26)

	Nine Months Ended September 30,
	2024	2023	Favorable/ (unfavorable)

	(in millions)
Interest expense	$230	$214	$(16)
The increase in interest expense during the three and nine months ended September 30, 2024 compared to 2023 primarily reflects the issuance of €750 million in aggregate principal amount of 4.25% Euro-denominated senior unsecured notes due 2036 (the “2024 Euro-denominated Senior Notes”) in June 2024, the $2.5 billion senior unsecured bridge facility borrowings under a Bridge Credit Agreement (the “Bridge Credit Agreement”) entered into in August 2024, borrowings under the $600 million senior unsecured credit facility consisting of a term loan (the “Term Loan A”) entered into in August 2024, the issuance of $1,650 million in aggregate principal amount of senior unsecured notes (the “2024 Senior Notes) in September 2024 and the issuance of $500 million in aggregate principal amount of junior subordinated notes (the “2024 Junior Notes”) in September 2024.
The Bridge Credit Agreement, which was utilized to initially fund a portion of the accelerated share repurchase program, was fully repaid and terminated during the three months ended September 30, 2024 using proceeds from the issuance of the new Term Loan A and the issuance of the 2024 Senior Notes and the 2024 Junior Notes. Refer to Note 8. Debt and Note 12. Shareholders’ Equity and Net Income Per Share to the consolidated financial statements contained herein for additional information.
Other Income, Net

	Three Months Ended September 30,
	2024	2023	Favorable/ (unfavorable)

	(in millions)
Other income, net	$5	$26	$(21)

	Nine Months Ended September 30,
	2024	2023	Favorable/ (unfavorable)

	(in millions)
Other income, net	$30	$36	$(6)
Other income, net for the three and nine months ended September 30, 2024 includes interest income of $31 million and $67 million, respectively, partially offset by losses of $5 million and $3 million, respectively, recognized for the change in fair value of publicly traded equity securities. Also, as further discussed in Note 8. Debt to the consolidated financial statements contained herein, during the three months ended September 30, 2024, Aptiv recorded a loss on extinguishment of debt of $12 million in conjunction with the repayment and termination of the Bridge Credit Agreement and redemption of the entire $700 million aggregate principal amount outstanding of the 2.396% senior unsecured notes due 2025.
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
Refer to Note 16. Other Income, net to the consolidated financial statements contained herein for additional information.

Income Taxes

	Three Months Ended September 30,
	2024	2023	Favorable/ (unfavorable)

	(in millions)
Income tax expense (benefit)	$32	$(1,312)	$(1,344)

	Nine Months Ended September 30,
	2024	2023	Favorable/ (unfavorable)

	(in millions)
Income tax expense (benefit)	$159	$(1,248)	$(1,407)
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
The Company’s effective tax rate for the three and nine months ended September 30, 2024 includes net discrete tax benefits of approximately $45 million and $65 million, respectively, primarily related to changes in valuation allowances and a business reorganization. Also included as a discrete item in the effective tax rate for the nine months ended September 30, 2024 is the beneficial impact of approximately 5 points resulting from the Motional funding and ownership restructuring transactions, as described further in Note 21. Investment in Affiliates to the consolidated financial statements contained herein for additional information. There was no tax expense associated with these gains as Aptiv’s interest in Motional is exempt from capital gains tax in the jurisdiction in which it is owned. The Company’s effective tax rate for the three and nine months ended September 30, 2023 includes net discrete tax benefits of approximately $1,386 million and $1,411 million, respectively, primarily related to the Company’s actual and anticipated transfers of intellectual property, as described below.
On December 15, 2022, the European Union (the “E.U.”) Member States formally adopted the Framework, which generally provides for a minimum effective tax rate of 15%, as established by the OECD. Many countries have enacted legislation consistent with the Framework effective at the beginning of 2024. The OECD continues to release additional guidance on these rules. The Company has proactively responded to these tax policy changes, as described below, and will continue to closely monitor developments. Our effective tax rate for the nine months ended September 30, 2024 includes an unfavorable impact from the enacted Framework.
In response to the Framework, the Company initiated changes to its corporate entity structure, including intercompany transfers of certain intellectual property to one of its subsidiaries in Switzerland, during the second half of 2023. Furthermore, during the third quarter of 2023, the Company’s Swiss subsidiary was granted a ten year tax incentive, beginning in 2024. The measurement of certain deferred tax assets and associated income tax benefits resulting from these transactions was impacted by tax legislation in Switzerland enacted in the fourth quarter of 2023, which increased the statutory income tax rate, resulting in additional deferred tax benefit impacts, net of valuation allowances. During the three months ended September 30, 2023 and second half of 2023, the total income tax benefit recorded as a result of the intercompany transfers of intellectual property, all as described above, combined with other related additional tax expense as a result of the transactions, was approximately $1,360 million and $2,080 million, respectively.
Refer to Note 11. Income Taxes to the consolidated financial statements contained herein for additional information.

Equity Loss

	Three Months Ended September 30,
	2024	2023	Favorable/ (unfavorable)

	(in millions)
Equity loss, net of tax	$7	$72	$65

	Nine Months Ended September 30,
	2024	2023	Favorable/ (unfavorable)

	(in millions)
Equity loss, net of tax	$110	$227	$117
Equity loss, net of tax reflects the Company’s interest in the results of ongoing operations of entities accounted for as equity method investments. The decrease in equity losses recognized by Aptiv during the three and nine months ended September 30, 2024 compared to 2023 is primarily attributable to the decrease in Aptiv’s common equity interest in Motional from 50% to approximately 15% as a result of Motional funding and ownership restructuring transactions that were completed in May 2024. Refer to Note 21. Investments in Affiliates to the consolidated financial statements contained herein for additional information.

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

Net sales, gross margin as a percentage of net sales and Adjusted Operating Income by segment for the three and nine months ended September 30, 2024 and 2023 are as follows:

Net Sales by Segment

	Three Months Ended September 30,			Variance Due To:
	2024	2023	Favorable/ (unfavorable)	Volume, net of contractual price reductions	FX	Commodity pass-through	Other	Total

	(in millions)			(in millions)
Signal and Power Solutions	$3,443	$3,687	$(244)	$(280)	$(1)	$37	$—	$(244)
Advanced Safety and User Experience	1,427	1,441	(14)	(18)	4	—	—	(14)
Eliminations and Other	(16)	(14)	(2)	(2)	—	—	—	(2)
Total	$4,854	$5,114	$(260)	$(300)	$3	$37	$—	$(260)

	Nine Months Ended September 30,			Variance Due To:
	2024	2023	Favorable/(unfavorable)	Volume, net of contractual price reductions	FX	Commodity pass-through	Other	Total

	(in millions)			(in millions)
Signal and Power Solutions	$10,442	$10,830	$(388)	$(361)	$(61)	$34	$—	$(388)
Advanced Safety and User Experience	4,410	4,339	71	72	(1)	—	—	71
Eliminations and Other	(46)	(37)	(9)	(9)	—	—	—	(9)
Total	$14,806	$15,132	$(326)	$(298)	$(62)	$34	$—	$(326)

Gross Margin Percentage by Segment

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Signal and Power Solutions	18.3%	18.6%	18.6%	17.6%
Advanced Safety and User Experience	19.2%	14.3%	18.3%	14.1%
Total	18.6%	17.5%	18.6%	16.6%
Adjusted Operating Income by Segment

	Three Months Ended September 30,			Variance Due To:
	2024	2023	Favorable/ (unfavorable)	Volume, net of contractual price reductions	Operational performance	Other	Total

	(in millions)			(in millions)
Signal and Power Solutions	$397	$451	$(54)	$(50)	$7	$(11)	$(54)
Advanced Safety and User Experience	$196	$109	$87	$8	$78	$1	$87
As noted in the table above, Adjusted Operating Income for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023 was impacted by operational performance, volume, including product mix, as well as the impacts of favorable pricing, net of contractual price reductions of $45 million. Adjusted Operating Income was also impacted by the following items included within Other in the table above:
•Approximately $15 million of increased depreciation, primarily as a result of a higher fixed asset base; and
•$9 million of unfavorable foreign currency impacts; offset by
•A credit loss recovery of approximately $25 million related to a supply relationship in Europe.

	Nine Months Ended September 30,			Variance Due To:
	2024	2023	Favorable/(unfavorable)	Volume, net of contractual price reductions	Operational performance	Other	Total

	(in millions)			(in millions)
Signal and Power Solutions	$1,222	$1,217	$5	$1	$86	$(82)	$5
Advanced Safety and User Experience	$521	$310	$211	$15	$228	$(32)	$211
As noted in the table above, Adjusted Operating Income for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023 was impacted by operational performance, volume, including product mix, as well as the impacts of favorable pricing, net of contractual price reductions of $143 million. Adjusted Operating Income was also impacted by the following items included within Other in the table above:
•Approximately $50 million of increased depreciation, primarily as a result of a higher fixed asset base; and
•$27 million of increased SG&A expense, not including the impact of other acquisition and portfolio project costs.

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
As of September 30, 2024, we had cash and cash equivalents of $1.1 billion and net debt (defined as outstanding debt less cash and cash equivalents) of $8.5 billion. The following table summarizes our available liquidity, which includes cash, cash equivalents, short-term investments and funds available under our significant committed credit facilities, as of September 30, 2024:

September 30, 2024

(in millions)
Cash and cash equivalents	$1,054
Short-term investments (1)	791
Revolving Credit Facility, unutilized portion (2)	2,000
Committed European accounts receivable factoring facility, unutilized portion (3)	52
Total available liquidity	$3,897
(1)The Company’s Euro-denominated short-term investments, shown based on September 30, 2024 foreign currency rates, are anticipated to be utilized to redeem the €700 million in aggregate principal amount of 1.50% Euro-denominated senior unsecured notes due 2025 prior to their maturity.
(2)Availability reduced by less than $1 million in letters of credit issued under the Credit Agreement as of September 30, 2024.
(3)Based on September 30, 2024 foreign currency rates, subject to the availability of eligible accounts receivable.

We expect existing cash, available liquidity and cash flows from operations to continue to be sufficient to fund our global operating activities, including restructuring payments, capital expenditures and debt obligations.
We also continue to expect to be able to move funds between different countries to manage our global liquidity needs without material adverse tax implications, subject to current monetary policies. We utilize a combination of strategies, including dividends, cash pooling arrangements, intercompany loan repayments and other distributions and advances to provide the funds necessary to meet our global liquidity needs. There are no significant restrictions on the ability of our subsidiaries to pay dividends or make other distributions to Aptiv. As of September 30, 2024, the Company’s cash and cash equivalents held by our non-U.S. subsidiaries totaled approximately $1.0 billion. If additional non-U.S. cash was needed for our U.S. operations, we may be required to accrue and pay withholding if we were to distribute such funds from non-U.S. subsidiaries to the U.S.;

however, based on our current liquidity needs and strategies, we do not anticipate a need to accrue and pay such additional amounts.
Share Repurchase Programs
In July 2024, the Board of Directors authorized a share repurchase program of up to $5.0 billion of ordinary shares, which commenced in August 2024 following completion of the Company’s $2.0 billion January 2019 share repurchase program. This share repurchase program provides for share purchases in the open market or in privately negotiated transactions (which may include derivative transactions, including an accelerated share repurchase program (“ASR”)), depending on share price, market conditions and other factors, as determined by the Company.
As part of the Company’s share repurchase program, on August 1, 2024, the Company entered into ASR agreements with each of Goldman Sachs International and JPMorgan Chase Bank, N.A. to repurchase an aggregate of $3.0 billion of Aptiv’s ordinary shares (the “ASR Agreements”).
Under the terms of the ASR Agreements, on August 2, 2024, the Company made an aggregate payment of $3.0 billion (the “Repurchase Price”) and received initial deliveries of approximately 30.8 million ordinary shares with a value of $2.25 billion, which were retired immediately and recorded as a reduction to shareholders’ equity. Aptiv incurred approximately $4 million of direct costs in connection with the ASR Agreements. Given the Company’s ability to settle in shares, as described below, the remaining $750 million prepaid forward contract was classified as a reduction to additional paid-in capital as of September 30, 2024. The Company initially funded the accelerated share repurchase program with cash on hand and borrowings under the Bridge Credit Agreement. The Bridge Credit Agreement was subsequently repaid and terminated during the three months ended September 30, 2024 using proceeds from the Term Loan A and issuance of the 2024 Senior Notes and 2024 Junior Notes, as further described in Note 8. Debt to the consolidated financial statements contained herein.
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
A summary of the ordinary shares repurchased during the three and nine months ended September 30, 2024 and 2023 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Total number of shares repurchased	31,711,240	—	44,431,332	872,774
Average price paid per share	$73.05	$—	$75.40	$112.03
Total (in millions)	$2,316	$—	$3,350	$98
As of September 30, 2024, approximately $2,515 million of share repurchases remained available under the July 2024 share repurchase program. All previously repurchased shares were retired and are reflected as a reduction of ordinary share capital for the par value of the shares, with the excess applied as reductions to additional paid-in-capital and retained earnings.
Dividends from Equity Investments
During the nine months ended September 30, 2024 and 2023, Aptiv received dividends of $10 million and $5 million, respectively, from its equity method investments. The dividends were recognized as a reduction to the investment and represented a return on investment included in cash flows from operating activities.
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
As part of the agreement, on May 2, 2024, Hyundai invested $475 million in Motional in exchange for an additional 11.7% common equity interest. Aptiv did not participate in this funding round. This transaction resulted in the dilution of Aptiv’s common equity interest in Motional from 50% to approximately 44%, prior to the completion of any further transactions as described below. As these units were issued at a valuation greater than the carrying value of our investment in Motional, the Company recognized a gain of approximately $91 million during the nine months ended September 30, 2024, within income before income taxes and equity losses in the consolidated statement of operations.
Also as part of the agreement, on May 16, 2024, Aptiv sold 11% of its common equity interest in Motional to Hyundai for approximately $448 million of cash consideration. Aptiv also exchanged approximately 21% of its common equity in Motional for a like number of Motional preferred shares. These transactions resulted in the reduction of Aptiv’s common equity interest in Motional from approximately 44% to approximately 15%. As a result of these transactions, the Company recognized a gain of approximately $550 million during the nine months ended September 30, 2024, within income before income taxes and equity losses in the consolidated statement of operations.
The total gain recorded as a result of the Motional funding and ownership restructuring transactions completed in May 2024, all as described above, was approximately $641 million (approximately $2.43 per diluted share) for the nine months ended September 30, 2024.
As of September 30, 2024, the carrying values of the Company’s common equity and preferred equity investments in Motional were $270 million and $899 million, respectively. As of December 31, 2023, the carrying value of the Company’s common equity investment in Motional was $1,096 million. These investments are recorded within investment in affiliates in the consolidated balance sheets and included in the Advanced Safety and User Experience segment. The Company's preferred equity investment in Motional was initially measured at fair value, and subsequently accounted for under the measurement alternative in accordance with ASC Topic 321, Investments – Equity Securities, as it does not have a readily determinable fair value.
Technology Investments—In September 2024, the Company’s Advanced Safety and User Experience segment made an investment totaling approximately 399 million RMB (approximately $57 million, using foreign currency rates on the investment date) in preferred equity of MAXIEYE Automotive Technology (Ningbo) Co., Ltd. (“Maxieye”), a provider of advanced driver-assistance systems and autonomous driving applications. Due to the Company’s redemption rights, the Company’s investment in Maxieye is classified as an available-for-sale debt security within other long-term assets in the consolidated balance sheets, with changes in fair value recorded in other comprehensive income. The Company also agreed to invest an additional 171 million RMB (approximately $24 million, using September 30, 2024 foreign currency rates) in preferred equity of Maxieye, contingent on the achievement of certain technical milestones and the satisfaction of customary closing conditions.
In July 2024, the Company’s Advanced Safety and User Experience segment made an investment of approximately 33 billion Korean Won (“KRW”) (approximately $24 million, using foreign currency rates on the investment date) in convertible redeemable preferred shares of StradVision, Inc. (“StradVision”), a provider of deep learning-based camera perception software for automotive applications. The Company previously made KRW-denominated investments in StradVision totaling approximately $40 million in the first quarter of 2024 and approximately $44 million in prior years (using foreign currency rates on the date of the respective investments). Due to the Company’s redemption rights, the Company’s investment in StradVision is classified as an available-for-sale debt security within other long-term assets in the consolidated balance sheets, with changes in fair value recorded in other comprehensive income.
Refer to Note 21. Investments in Affiliates to the consolidated financial statements contained herein for further detail of the Company’s investments.
Credit Agreement
Aptiv PLC and its wholly-owned subsidiary Aptiv Corporation entered into a credit agreement (the “Credit Agreement”) with, among others, JPMorgan Chase Bank, N.A., as administrative agent (the “Administrative Agent”), under which it maintains a senior unsecured credit facility currently consisting of a revolving credit facility of $2 billion (the “Revolving Credit Facility”). The Revolving Credit Facility matures on June 24, 2026. As of September 30, 2023, the Company also maintained a senior unsecured credit facility in the form of a term loan (the “Tranche A Term Loan”). On October 27, 2023, the Company fully repaid the outstanding principal balance of $301 million on the Tranche A Term Loan, utilizing cash on hand. Aptiv Global Financing Designated Activity Company (“AGF DAC”, formerly known as Aptiv Global Financing Limited), a wholly-owned subsidiary of Aptiv PLC, previously executed a joinder agreement to the Credit Agreement, which allows it to act as a borrower under the Credit Agreement, and a guaranty supplement, under which AGF DAC guarantees the obligations under the Credit Agreement, subject to certain exceptions.
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
As of September 30, 2024, Aptiv had no amounts outstanding under the Revolving Credit Facility and less than $1 million in letters of credit were issued under the Credit Agreement. Letters of credit issued under the Credit Agreement reduce availability under the Revolving Credit Facility. No amounts were drawn on the Revolving Credit Facility during the nine months ended September 30, 2024.
Loans under the Credit Agreement bear interest, at Aptiv’s option, at either (a) the Administrative Agent’s Alternate Base Rate (“ABR” as defined in the Credit Agreement) or (b) SOFR plus in either case a percentage per annum as set forth in the table below (the “Applicable Rate”). The rates under the Credit Agreement on the specified dates are set forth below:

	September 30, 2024		December 31, 2023
	SOFR plus	ABR plus	SOFR plus	ABR plus
Revolving Credit Facility	1.06%	0.06%	1.06%	0.06%
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
The Credit Agreement also contains events of default customary for financings of this type. The Company was in compliance with the Credit Agreement covenants as of September 30, 2024.
Term Loan A Credit Agreement
On August 19, 2024, Aptiv PLC and its wholly-owned subsidiaries AGF DAC and Aptiv Corporation entered into a new senior unsecured term loan A credit agreement (the “Term Loan A Credit Agreement”) with, among others, JPMorgan Chase

Bank, N.A., as Administrative Agent, under which it maintains a senior unsecured credit facility consisting of a term loan (the “Term Loan A”) in aggregate principal amount of $600 million. Aptiv incurred approximately $2 million of issuance costs in connection with the Term Loan A.
Proceeds from the Term Loan A were used to repay a portion of the loans incurred under the Bridge Credit Agreement during the three months ended September 30, 2024. This transaction was accounted for as a modification of debt in accordance with ASC Topic 470-50, Debt Modifications and Extinguishments. Accordingly, a pro-rata portion of the unamortized fees from the Bridge Credit Agreement in the amount of $4 million was transferred to the Term Loan A and, together with the $2 million of direct issuance costs referenced above, will be amortized to interest expense over the term of the Term Loan A.
The Term Loan A matures on August 19, 2027. Borrowings under the Term Loan A Credit Agreement are prepayable at Aptiv’s option without premium or penalty. No principal payment is required until the outstanding principal amount is due in full on the maturity date.
Loans under the Term Loan A Credit Agreement bear interest, at Aptiv’s option, at either (a) ABR or (b) SOFR plus in either case a percentage per annum as set forth in the table below (the “Term Loan Applicable Rate”). The rates under the Term Loan A Credit Agreement on the specified dates are set forth below:

	September 30, 2024		December 31, 2023
	SOFR plus	ABR plus	SOFR plus	ABR plus
Term Loan A	1.25%	0.25%	N/A	N/A
The Term Loan Applicable Rate under the Term Loan A Credit Agreement may increase or decrease from time to time based on changes in the Company’s credit ratings. The interest rate is subject to fluctuation during the term of the Term Loan A Credit Agreement based on changes in the ABR, SOFR or changes in the Company’s corporate credit ratings.
The interest rate period with respect to SOFR interest rate options can be set at one-, three-, or six-months as selected by Aptiv in accordance with the terms of the Term Loan A Credit Agreement (or other period as may be agreed by the applicable lenders). Aptiv may elect to change the selected interest rate option in accordance with the provisions of the Term Loan A Credit Agreement. As of September 30, 2024, Aptiv selected the one-month SOFR interest rate option on the Term Loan A, and the rate effective as of September 30, 2024, as detailed in the table below, was based on the Company’s current credit rating and the Term Loan Applicable Rate for the Term Loan A Credit Agreement:

		Borrowings as of
	Term Loan	September 30, 2024	Rates effective as of
	Applicable Rate	(in millions)	September 30, 2024
Term Loan A	SOFR plus 1.25%	$600	6.315%
The Term Loan A Credit Agreement contains certain covenants that limit, among other things, the Company’s (and the Company’s subsidiaries’) ability to incur certain additional indebtedness or liens or to dispose of substantially all of its assets. In addition, the Term Loan A Credit Agreement requires that the Company maintain a consolidated leverage ratio (the ratio of Consolidated Total Indebtedness to Consolidated EBITDA, each as defined in the Term Loan A Credit Agreement) of not more than 3.5 to 1.0 (or 4.0 to 1.0 for four full fiscal quarters following completion of material acquisitions, as defined in the Term Loan A Credit Agreement).
The Term Loan A Credit Agreement also contains events of default customary for financings of this type. The Company was in compliance with the Term Loan A Credit Agreement covenants as of September 30, 2024.
As of September 30, 2024, all obligations under the Term Loan A Credit Agreement were borrowed by AGF DAC and jointly and severally guaranteed by Aptiv PLC and Aptiv Corporation.

Senior and Junior Unsecured Notes
As of September 30, 2024, the Company had the following senior and junior unsecured notes issued and outstanding:

Aggregate Principal Amount (in millions)	Stated Coupon Rate	Issuance Date	Maturity Date	Interest Payment Date

$782	1.50%	March 2015	March 2025	March 10
$559	1.60%	September 2016	September 2028	September 15
$300	4.35%	March 2019	March 2029	March 15 and September 15
$550	4.65%	September 2024	September 2029	March 13 and September 13
$800	3.25%	February 2022	March 2032	March 1 and September 1
$550	5.15%	September 2024	September 2034	March 13 and September 13
$838	4.25%	June 2024	June 2036	June 11
$300	4.40%	September 2016	October 2046	April 1 and October 1
$350	5.40%	March 2019	March 2049	March 15 and September 15
$1,500	3.10%	November 2021	December 2051	June 1 and December 1
$1,000	4.15%	February 2022	May 2052	May 1 and November 1
$550	5.75%	September 2024	September 2054	March 13 and September 13
$500	6.875% (1)	September 2024	December 2054	June 15 and December 15
(1)Represents fixed-to-fixed reset rate junior subordinated unsecured notes.

Although the specific terms of each indenture governing each series of senior and junior notes vary, the senior indentures contain certain restrictive covenants, including with respect to Aptiv’s (and Aptiv’s subsidiaries’) ability to incur liens, enter into sale and leaseback transactions and merge with or into other entities. As of September 30, 2024, the Company was in compliance with the provisions of all series of the outstanding senior and junior notes. Refer to Note 8. Debt to the consolidated financial statements contained herein for additional information.
Guarantor Summarized Financial Information
As further described in Note 8. Debt to the consolidated financial statements contained herein, Aptiv PLC, Aptiv Corporation and AGF DAC are each potential borrowers under the Credit Agreement and the Term Loan A Credit Agreement, under which such borrowings would be guaranteed by each of the other two entities. Aptiv PLC issued the 2015 Euro-denominated Senior Notes, 2016 Euro-denominated Senior Notes, 2016 Senior Notes, 2019 Senior Notes and 2021 Senior Notes. In February 2022, Aptiv Corporation and AGF DAC were added as guarantors on each series of outstanding senior notes previously issued by Aptiv PLC. AGF DAC was added as a joint and several co-issuer of the 2021 Senior Notes in December 2021, effective as of the date of issuance. Aptiv PLC and Aptiv Corporation jointly issued the 2022 Senior Notes, which are guaranteed by AGF DAC. In 2024, Aptiv PLC and AGF DAC jointly issued the 2024 Euro-denominated Senior Notes, the 2024 Senior Notes, and the 2024 Junior Notes, which are all guaranteed by Aptiv Corporation. Together, Aptiv PLC, Aptiv Corporation and AGF DAC comprise the “Obligor Group.” All other consolidated direct and indirect subsidiaries of Aptiv PLC are not subject to any guarantee under any series of notes outstanding (the “Non-Guarantors”). The guarantees rank equally in right of payment with all of the guarantors’ existing and future senior indebtedness, are effectively subordinated to any of their existing and future secured indebtedness to the extent of the value of the collateral securing such indebtedness and are structurally subordinated to the indebtedness of each of their existing and future subsidiaries that is not a guarantor.
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

Obligor Group

Nine Months Ended September 30, 2024	(in millions)
Net sales	$—
Gross margin	$—
Operating loss	$(88)
Net loss	$(230)
Net loss attributable to Aptiv	$(230)

As of September 30, 2024:
Current assets (1)	$6,468
Long-term assets (1)	$760
Current liabilities (2)	$10,410
Long-term liabilities (2)	$8,536
Noncontrolling interest	$—

As of December 31, 2023:
Current assets (1)	$4,699
Long-term assets (1)	$562
Current liabilities (2)	$6,090
Long-term liabilities (2)	$6,419
Noncontrolling interest	$—
(1)Includes current assets of $5,277 million and $3,826 million, and long-term assets of $744 million and $555 million, due from Non-Guarantors as of September 30, 2024 and December 31, 2023, respectively.
(2)Includes current liabilities of $9,496 million and $6,013 million, and long-term liabilities of $226 million and $226 million, due to Non-Guarantors as of September 30, 2024 and December 31, 2023, respectively.
Other Financing
Receivable factoring—Aptiv maintains a €450 million European accounts receivable factoring facility that is available on a committed basis and allows for factoring of receivables denominated in both Euros and U.S. dollars (“USD”). This facility is accounted for as short-term debt and borrowings are subject to the availability of eligible accounts receivable. Collateral is not required related to these trade accounts receivable. This facility became effective on January 1, 2021 and had an initial term of three years, and was renewed for an additional three year term, effective November 2023, subject to Aptiv’s right to terminate at any time with three months’ notice. After expiration of the new three-year term, either party can terminate with three months’ notice. Borrowings denominated in Euros under the facility bear interest at the three-month Euro Interbank Offered Rate (“EURIBOR”) plus 0.50% and USD borrowings bear interest at two-month SOFR plus 0.50%, with borrowings under either denomination carrying a minimum interest rate of 0.20%. As of September 30, 2024, Aptiv had $451 million outstanding under the European accounts receivable factoring facility. As of December 31, 2023, Aptiv had no amounts outstanding under the European accounts receivable factoring facility. The maximum amount drawn under the European accounts receivable factoring facility during the nine months ended September 30, 2024 was $451 million, primarily to manage intra-month working capital requirements.
Finance leases and other—As of September 30, 2024 and December 31, 2023, approximately $29 million and $21 million, respectively, of other debt primarily issued by certain non-U.S. subsidiaries and finance lease obligations were outstanding.
Letter of credit facilities—In addition to the letters of credit issued under the Credit Agreement, Aptiv had approximately $4 million outstanding through other letter of credit facilities as of September 30, 2024 and December 31, 2023, primarily to support arrangements and other obligations at certain of its subsidiaries.
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
Operating activities—Net cash provided by operating activities totaled $1,386 million and $1,272 million for the nine months ended September 30, 2024 and 2023, respectively. Cash flows provided by operating activities for the nine months ended September 30, 2024 consisted primarily of net earnings of $1,535 million, increased by $763 million for non-cash charges for depreciation, amortization, pension costs and extinguishment of debt, partially offset by $641 million for non-cash gains resulting from the Motional transactions and $494 million related to changes in operating assets and liabilities, net of restructuring and pension contributions. Cash flows provided by operating activities for the nine months ended September 30, 2023 consisted primarily of net earnings of $2,047 million, increased by $700 million for non-cash charges for depreciation, amortization and pension costs, partially offset by $1,408 million related to non-cash changes in deferred income taxes, primarily from the tax benefit associated with the actual and anticipated intercompany transfers of certain intellectual property and $390 million related to changes in operating assets and liabilities, net of restructuring and pension contributions.
Investing activities—Net cash used in investing activities totaled $1,084 million and $795 million for the nine months ended September 30, 2024 and 2023, respectively. Cash flows used in investing activities for the nine months ended September 30, 2024 primarily consisted of short-term investment purchases of $748 million and capital expenditures of $664 million, partially offset by proceeds from the sale of equity method investments of $448 million. Cash flows used in investing activities for the and nine months ended September 30, 2023 consisted primarily of capital expenditures of $703 million.
Financing activities—Net cash used in financing activities totaled $888 million and $201 million for the nine months ended September 30, 2024 and 2023, respectively. Cash flows used in financing activities for the nine months ended September 30, 2024 primarily included $4,104 million paid to repurchase ordinary shares and $700 million for the repayment of senior notes, partially offset by net proceeds of $2,920 million received from the issuance of senior and junior notes and net proceeds of $598 million received from the issuance of the Term Loan A. Cash flows used in financing activities for the nine months ended September 30, 2023 primarily included $98 million paid to repurchase ordinary shares and $32 million of MCPS dividend payments.
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
Critical Accounting Estimates
There have been no significant changes in our critical accounting estimates during the three and nine months ended September 30, 2024.

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
As of September 30, 2024, the Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated, for disclosure purposes, the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective to provide reasonable assurance that the desired control objectives were achieved as of September 30, 2024.
Changes in Internal Control over Financial Reporting
There were no material changes in the Company’s internal controls over financial reporting during the three and nine months ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
A summary of our ordinary shares repurchased during the three months ended September 30, 2024, is shown below:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (in millions) (3)
July 1, 2024 to July 31, 2024	944,108	$70.43	944,108	$515
August 1, 2024 to August 31, 2024	30,767,132	$73.13	30,767,132	$2,515
September 1, 2024 to September 30, 2024	—	$—	—	$2,515
Total	31,711,240	$73.05	31,711,240

(1)	The total number of shares purchased under the plans authorized by the Board of Directors are described below.
(2)	Excluding commissions.
(3)
In July 2024, the Board of Directors authorized a new share repurchase program of up to $5.0 billion. This program commenced following completion of the Company’s January 2019 share repurchase program of up to $2.0 billion. The timing of repurchases is dependent on price, market conditions and applicable regulatory requirements. On August 1, 2024, under the existing and new authorizations, the Company entered into an accelerated share repurchase program to repurchase an aggregate amount of $3.0 billion of Aptiv’s ordinary shares (the “ASR Agreements”). Under the terms of the ASR Agreements, the Company made an aggregate payment of $3.0 billion (the “Repurchase Price”) and received initial deliveries of approximately 30.8 million ordinary shares in aggregate, with a value of $2.25 billion, which were retired immediately and recorded as a reduction to shareholders’ equity. The final settlements under the ASR Agreements are scheduled to occur no later than the second quarter of 2025, and in each case may be accelerated at the option of the applicable counterparty.

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

The following table describes contracts, instructions or written plans for the sale or purchase of our securities adopted by our executive officers and directors during the third quarter of 2024, each of which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c), referred to as Rule 10b5-1 trading plans.

Name and Title	Action	Date of Adoption of Rule 10b5-1 Trading Plan	Scheduled Expiration Date of Rule 10b5-1 Trading Plan (1)	Aggregate Number of Securities/Dollar Value to be Purchased or Sold
Allan J. Brazier Vice President and Chief Accounting Officer	Adoption	9/9/2024	5/14/2025	Sale of up to 7,513 ordinary shares
(1)In each case, a trading plan may also expire on such earlier dates as all transactions under the trading plan are completed.
During the third quarter of 2024, no executive officer or director of the Company adopted, modified or terminated any non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

ITEM 6. EXHIBITS

Exhibit Number	Description
4.1
Subordinated Notes Indenture, dated as of September 13, 2024, among Aptiv PLC, the guarantors named therein, Wilmington Trust, National Association, as Trustee and Deutsche Bank Trust Company Americas, as Registrar, Paying Agent and Authenticating Agent (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K of the Company filed with the SEC on September 13, 2024)

4.2
Eleventh Supplemental Indenture, dated as of September 13, 2024, among Aptiv PLC, Aptiv Global Financing Designated Activity Company, Aptiv Corporation, Wilmington Trust, National Association, as Trustee, and Deutsche Bank Trust Company Americas, as Registrar, Paying Agent and Authenticating Agent, with respect to the Senior Notes (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K of the Company filed with the SEC on September 13, 2024)

4.3
First Supplemental Indenture, dated as of September 13, 2024, among Aptiv PLC, Aptiv Global Financing Designated Activity Company, Aptiv Corporation, Wilmington Trust, National Association, as Trustee, and Deutsche Bank Trust Company Americas, as Registrar, Paying Agent and Authenticating Agent, with respect to the Subordinated Notes (incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K of the Company filed with the SEC on September 13, 2024)

10.1
Master Confirmation - Accelerated Stock Repurchase Transaction(s) dated August 1, 2024 by and between Aptiv PLC and Goldman Sachs International (incorporated by reference to Exhibit 10.1 to the Current Report on From 8-K of the Company filed with the SEC on August 2, 2024)

10.2
Master Confirmation - Accelerated Stock Repurchase Transaction(s) dated August 1, 2024 by and between Aptiv PLC and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.2 to the Current Report on From 8-K of the Company filed with the SEC on August 2, 2024)

10.3
Term Credit Agreement dated August 19, 2024, by and among Aptiv PLC and certain of its subsidiaries, JPMorgan Chase Bank N.A., as Administrative Agent, and the lenders party thereto (incorporated by reference to exhibit 10.1 to the Current Report on Form 8-K of the Company filed with the SEC on August 20, 2024)

10.4	Form of Officer Performance-Based RSU Award pursuant to the Aptiv PLC Long-Term Incentive Plan, effective 2024*+
10.5	Form of Officer Time-Based RSU Award pursuant to the Aptiv PLC Long-Term Incentive Plan, effective 2024*+
10.6	Form of Non-Employee Director RSU Award Agreement pursuant to Aptiv PLC Long Term Incentive Plan, effective 2024*+
22	List of Guarantor Subsidiaries*
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer*
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	Inline XBRL Instance Document# - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document#
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document#
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document#
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document#
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document#
104	Cover Page Interactive Data File# - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
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

Dated: October 31, 2024